Form 10-Q
period 2020-09-30
FIRST BANCORP /PR/
filed 2020-11-09
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock: 218,228,901 shares outstanding as of October 30, 2020.

FIRST BANCORP. INDEX PAGE

PART I FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2020 and December 31, 2019	6
Consolidated Statements of Income (Unaudited) – Quarters ended September 30, 2020 and 2019 and nine-month periods ended September 30, 2020 and 2019	7
Consolidated Statements of Comprehensive Income (Unaudited) – Quarters ended September 30, 2020 and 2019 and nine-month periods ended September 30, 2020 and 2019	8
Consolidated Statements of Cash Flows (Unaudited) – Nine-month periods ended September 30, 2020 and 2019	9
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Quarters ended September 30, 2020 and 2019 and nine-month periods ended September 30, 2020 and 2019	10
Notes to Consolidated Financial Statements (Unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	131
Item 3. Quantitative and Qualitative Disclosures About Market Risk	217
Item 4. Controls and Procedures	217

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	218
Item 1A. Risk Factors	218
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	222
Item 3. Defaults Upon Senior Securities	223
Item 4. Mine Safety Disclosures	223
Item 5. Other Information	223
Item 6. Exhibits	223

SIGNATURES

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created by such sections. When used in this Form 10-Q or future filings by First BanCorp. (the “Corporation,” “we,” “us,” or “our”) with the U.S. Securities and Exchange Commission (the “SEC”), in the Corporation’s press releases or in other public or stockholder communications made by the Corporation, or in oral statements made on behalf of the Corporation by, or with the approval of, an authorized executive officer of the Corporation, the words or phrases “would,” “intend,” “will,” “expect,” “should,” “anticipate,” “believe,” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance are meant to identify “forward-looking statements.”

The Corporation cautions readers not to place undue reliance on any such “forward-looking statements,” which speak only as of the date made, and advises readers that these forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties, as well as estimates and assumptions made by us, all of which are difficult to predict. Various factors, some of which are beyond our control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements.

Factors that could cause results to differ from those expressed in the Corporation’s forward-looking statements include, but are not limited to, risks described or referenced in Part II, Item 1A., “Risk Factors,” below and in Part I, Item 1A., “Risk Factors,” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”) and the following:

• uncertainties relating to the impact of the COVID-19 pandemic, including recent increases in, and any additional waves of, COVID-19 cases and the development and availability of a vaccine and treatments for the disease, on the Corporation’s business, operations, employees, credit quality, financial condition and net income, including because of uncertainties as to the extent and duration of the pandemic and the impact of the pandemic on consumer spending, borrowing and saving habits, the underemployment and unemployment rates, which can adversely affect repayment patterns, the Puerto Rico economy and the global economy, as well as the risk that COVID-19 may exacerbate any other factor that could cause our actual results to differ materially from those expressed in or implied by any forward-looking statements;

• risks related to the effectiveness of our preventative actions to protect the Corporation’s information and that of its customers and to strengthen our data security systems in response to the cyber incident that we recently experienced, including the integrity of our data and data security systems, increased mitigation costs or adverse effect to our reputation;

• risks related to the effect on the Corporation and its customers of governmental, regulatory, or central bank responses to COVID-19 and the Corporation’s participation in any such responses or programs, such as the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act of 2020”), including any judgments, claims, damages, penalties, fines or reputational damage resulting from claims or challenges against the Corporation by governments, regulators, customers or otherwise, relating to the Corporation’s participation in any such responses or programs;

• the risk that costs, expenses, and resources associated with the Corporation’s recent acquisition of Banco Santander Puerto Rico (“BSPR”) may be higher than expected; the ability to successfully complete the integration of systems, procedures, and personnel of BSPR into FirstBank Puerto Rico (“FirstBank” or the “Bank”) that are necessary to make the transaction economically successful; the risk that the Corporation may not be able to effectively integrate BSPR into the Corporation’s internal control over financial reporting; the risk that the cost savings and any other synergies from the acquisition may not be fully realized or may take longer to realize than expected, such as the risk that deposit attrition, customer loss and/or revenue loss following the acquisition may exceed expectations, including because of the impact of the COVID-19 pandemic on customers;

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

• changes in economic and business conditions, including those caused by the COVID-19 pandemic, including recent increases in, and any additional waves of, COVID-19 cases, or other global or regional health crises as well as past or future natural disasters, such as the earthquakes affecting Puerto Rico’s southern coast, that directly or indirectly affect the financial health of the Corporation’s customer base in the geographic areas we serve and may result in increased costs or losses of property and equipment and other assets;

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

• the deteriorating weakness of the real estate markets and of the consumer and commercial sectors, which may be exacerbated by unemployment and underemployment and government restrictions imposed as a result of the COVID-19 pandemic, including recent increases in, and any additional waves of, COVID-19 cases, and their impact on the credit quality of the Corporation’s loans and other assets, which have contributed and may continue to contribute to, among other things, higher than targeted levels of non-performing assets, charge-offs and provisions for credit losses, and may subject the Corporation to further risk from loan defaults and foreclosures;

• the impact of changes in accounting standards or assumptions in applying those standards, including the impact of the COVID-19 pandemic on the determination of the allowance for credit losses required by the current expected credit losses accounting standard effective since January 1, 2020;

• the ability of FirstBank to realize the benefits of its net deferred tax assets;

• the ability of FirstBank to generate sufficient cash flow to make dividend payments to the Corporation;

• adverse changes in general economic conditions in Puerto Rico, the United States (“U.S.”), the U.S. Virgin Islands (the “USVI”), and the British Virgin Islands (the “BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices, and disruptions in the U.S. capital markets, including as a result of the COVID-19 pandemic and recent increases in, and any additional waves of, COVID-19 cases, which may further reduce interest margins, affect funding sources and demand for all of the Corporation’s products and services, and reduce the Corporation’s revenues and earnings and the value of the Corporation’s assets;

• uncertainty related to the effect of the discontinuation of the London Interbank Offered Rate (“LIBOR”) at the end of 2021;

• an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

• the risk that additional portions of the unrealized losses in the Corporation’s investment portfolio are determined to be credit-related, including additional charges to the provision for credit losses on the Corporation’s remaining $8.0 million exposure to the Puerto Rico government’s debt securities held as part of the available-for-sale securities portfolio;

• uncertainty about legislative, tax or regulatory changes that affect financial services companies in Puerto Rico, the U.S. and the USVI and BVI, which could affect the Corporation’s financial condition or performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

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

• the Corporation’s ability to identify and prevent cyber-security incidents, such as data security breaches, malware, “denial of service” attacks, “hacking” and identity theft, a failure of which most recently caused a cyber incident, and which may result in the misuse or misappropriation of confidential or proprietary information, could result in the disruption or damage to our systems, increased costs and losses or could adversely affect our reputation;

• the risk that the FDIC may increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in the Corporation’s non-interest expenses;

• the impact on the Corporation’s results of operations and financial condition of business acquisitions, such as the recent acquisition of BSPR, and dispositions;

• a need to recognize impairments on the Corporation’s financial instruments, goodwill and other intangible assets relating to business acquisitions, including as a result of the COVID-19 pandemic;

• the effect of changes in the interest rate environment, including as a result of the impact of the COVID-19 pandemic, including recent increases in, and any additional waves of, COVID-19 cases, on the global economy and on the Corporation’s businesses, business practices and results of operations;

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

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2020	December 31, 2019
(In thousands, except for share information)
ASSETS
Cash and due from banks	$2,360,524	$546,391
Money market investments:
Time deposits with other financial institutions	300	300
Other short-term investments	108,683	97,408
Total money market investments	108,983	97,708

Investment securities available for sale, at fair value:
Securities pledged with creditors’ rights to repledge	326,330	130,165
Other investment securities available for sale	2,968,319	1,993,360
Total investment securities available for sale, at fair value (amortized cost 2020-
$3,242,955; 2019 - $2,109,008; allowance for credit losses of $1,386 as of September 30, 2020)	3,294,649	2,123,525
Investment securities held to maturity, at amortized cost, net of allowance for credit losses
of $10,176 as of September 30, 2020 (fair value 2020 - $166,974; 2019 - $110,374)	178,980	138,675
Equity securities	39,290	38,249
Loans, net of allowance for credit losses of $384,718 (2019 - $155,139)	11,462,557	8,847,066
Loans held for sale, at lower of cost or market	48,670	39,477
Total loans, net	11,511,227	8,886,543

Premises and equipment, net	159,772	149,989
Other real estate owned (“OREO”)	89,049	101,626
Accrued interest receivable on loans and investments	77,240	50,205
Deferred tax asset, net	347,543	264,842
Goodwill	34,401	28,098
Intangible assets	43,893	7,573
Other assets	414,217	177,842
Total assets	$18,659,768	$12,611,266
LIABILITIES
Non-interest-bearing deposits	$4,467,041	$2,367,856
Interest-bearing deposits	10,735,857	6,980,573
Total deposits	15,202,898	9,348,429

Securities sold under agreements to repurchase	300,000	100,000
Advances from the Federal Home Loan Bank (“FHLB”)	490,000	570,000
Other borrowings	183,762	184,150
Accounts payable and other liabilities	257,826	180,614
Total liabilities	16,434,486	10,383,193

STOCKHOLDERSʼ EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: 22,004,000
shares issued, 1,444,146 shares outstanding, aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
223,028,185 shares issued (2019 - 222,103,721 shares issued)	22,303	22,210
Less: Treasury stock (at par value)	(480)	(474)
Common stock outstanding, 218,228,901 shares outstanding (2019 - 217,359,337 shares outstanding)	21,823	21,736
Additional paid-in capital	945,213	941,652
Retained earnings, includes legal surplus reserve of $97,586 as of September 30, 2020
and December 31, 2019	1,176,815	1,221,817
Accumulated other comprehensive income, net of tax of $7,752 as of both September 30, 2020
and December 31, 2019	45,327	6,764
Total stockholdersʼ equity	2,225,282	2,228,073
Total liabilities and stockholdersʼ equity	$18,659,768	$12,611,266

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2020	2019	2020	2019
(In thousands, except per share information)
Interest and dividend income:
Loans	$156,189	$154,229	$447,110	$453,243
Investment securities	13,808	13,985	44,222	44,723
Money market investments and interest-bearing cash accounts	405	4,081	2,950	10,311
Total interest income	170,402	172,295	494,282	508,277
Interest expense:
Deposits	16,088	20,341	52,739	56,936
Loans payable	-	-	21	-
Securities sold under agreements to repurchase	1,484	1,320	5,282	5,489
Advances from FHLB	2,778	3,878	8,656	11,490
Other borrowings	1,356	2,331	5,029	7,210
Total interest expense	21,706	27,870	71,727	81,125
Net interest income	148,696	144,425	422,555	427,152
Provision for credit losses:
Loans and finance leases	48,078	7,398	158,531	31,752
Unfunded loan commitments	(803)	-	2,359	(412)
Debt securities	(361)	-	2,404	-
Provision for credit losses	46,914	7,398	163,294	31,340
Net interest income after provision for credit losses	101,782	137,027	259,261	395,812
Non-interest income:
Service charges and fees on deposit accounts	5,848	6,108	16,280	17,711
Mortgage banking activities	7,099	4,396	14,573	12,418
Net gain (loss) on investment securities	5,288	(497)	13,380	(497)
Gain on early extinguishment of debt	94	-	94	-
Insurance commission income	1,473	1,983	7,436	8,258
Other non-interest income	10,132	9,411	29,263	28,277
Total non-interest income	29,934	21,401	81,026	66,167
Non-interest expenses:
Employees’ compensation and benefits	43,063	41,409	125,454	121,518
Occupancy and equipment	19,064	15,129	50,567	47,018
Business promotion	3,046	4,004	8,982	11,650
Professional fees	11,563	11,875	35,324	33,856
Taxes, other than income taxes	4,510	3,904	11,967	11,461
FDIC deposit insurance	1,630	1,465	4,588	4,645
Net loss on OREO and OREO expenses	1,019	2,578	3,018	11,364
Credit and debit card processing expenses	4,859	4,764	12,747	12,738
Communications	2,246	1,834	5,975	5,300
Merger and restructuring costs	10,441	592	14,188	592
Other non-interest expenses	6,067	5,279	16,668	16,012
Total non-interest expenses	107,508	92,833	289,478	276,154
Income before income taxes	24,208	65,595	50,809	185,825
Income tax (benefit) expense	(4,405)	19,268	(1,326)	54,897
Net income	$28,613	$46,327	$52,135	$130,928
Net income attributable to common stockholders	$27,944	$45,658	$50,128	$128,921

Net income per common share:
Basic	$0.13	$0.21	$0.23	$0.60
Diluted	$0.13	$0.21	$0.23	$0.59

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2020	2019	2020	2019
(In thousands)
Net income	$28,613	$46,327	$52,135	$130,928
Other comprehensive income:
Debt securities:
Unrealized gain (loss) on debt securities for which credit losses have been recognized	649	(557)	(16)	(488)
Reclassification adjustment for credit losses on debt securities included in net income	-	497	1,631	497
Reclassification adjustment for net gain included in net income on sales of
available-for-sale debt securities with no credit losses previously recognized	(5,288)	-	(13,380)	-
All other unrealized holding (losses) gains on available-for-sale debt securities	(3,304)	7,622	50,328	45,530
Other comprehensive (loss) income for the period	(7,943)	7,562	38,563	45,539
Total comprehensive income	$20,670	$53,889	$90,698	$176,467

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Month Period Ended
	September 30,	September 30,
	2020	2019
(In thousands)
Cash flows from operating activities:
Net income	$52,135	$130,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,752	13,365
Amortization of intangible assets	2,912	2,319
Provision for credit losses	163,294	31,340
Deferred income tax (benefit) expense	(22,464)	46,006
Stock-based compensation	3,854	2,997
Gain on early extinguishment of debt	(94)	-
(Gain) loss on investment securities	(13,380)	497
Unrealized gain on derivative instruments	(4,693)	(2,105)
Net gain on disposals or sales of premises and equipment and other assets	(212)	(59)
Net gain on sales of loans	(7,568)	(6,059)
Net accretion/amortization of discounts, premiums, and deferred loan fees and costs	(3,281)	(5,621)
Originations and purchases of loans held for sale	(318,579)	(255,020)
Sales and repayments of loans held for sale	323,275	259,316
Amortization of broker placement fees	437	557
Net accretion/amortization of discounts and premiums on investment securities	10,739	1,084
(Increase) decrease in accrued interest receivable	(1,316)	1,767
(Decrease) increase in accrued interest payable	(2,006)	785
(Increase) decrease in other assets	(31,074)	31,411
Increase (decrease) in other liabilities	4,903	(17,824)
Net cash provided by operating activities	170,634	235,684
Cash flows from investing activities:
Net disbursements on loans held for investment	(382,857)	(273,477)
Proceeds from sales of loans held for investment	3,610	66,891
Proceeds from sales of repossessed assets	28,247	49,105
Proceeds from sales of available-for-sale securities	1,080,766	-
Purchases of available-for-sale securities	(1,988,902)	(233,316)
Proceeds from principal repayments and maturities of available-for-sale securities	766,603	483,275
Proceeds from principal repayments and maturities of held-to-maturity securities	6,429	6,139
Additions to premises and equipment	(11,317)	(17,144)
Proceeds from sales of premises and equipment and other assets	493	95
Net redemptions (purchases) of other investment securities	2,182	(680)
Proceeds from the settlement of insurance claims - investing activities	-	202
Net cash acquired in acquisition	406,626	-
Net cash (used in) provided by investing activities	(88,120)	81,090
Cash flows from financing activities:
Net increase in deposits	1,657,962	146,526
Net decrease in short-term borrowings	(35,000)	(50,086)
Repayments of long-term borrowings	(45,294)	-
Proceeds from long-term reverse repurchase agreements	200,000	-
Repurchase of outstanding common stock	(206)	(1,959)
Dividends paid on common stock	(32,561)	(19,514)
Dividends paid on preferred stock	(2,007)	(2,007)
Net cash provided by financing activities	1,742,894	72,960
Net increase in cash and cash equivalents	1,825,408	389,734
Cash and cash equivalents at beginning of period	644,099	586,203
Cash and cash equivalents at end of period	$2,469,507	$975,937
Cash and cash equivalents include:
Cash and due from banks	$2,360,524	$878,206
Money market instruments	108,983	97,731
	$2,469,507	$975,937
The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
(In thousands)

Preferred stock	$36,104	$36,104	$36,104	$36,104

Common stock outstanding:
Balance at beginning of period	21,816	21,733	21,736	21,724
Common stock withheld for taxes	-	(1)	(5)	(18)
Restricted stock grants	5	5	90	31
Unrestricted stock grants	2	-	2	-
Restricted stock forfeited	-	(1)	-	(1)
Balance at end of period	21,823	21,736	21,823	21,736

Additional paid-in-capital:
Balance at beginning of period	943,816	939,769	941,652	939,674
Stock-based compensation expense	1,412	988	3,854	2,997
Common stock withheld for taxes	(8)	(53)	(201)	(1,941)
Restricted stock grants	(5)	(5)	(90)	(31)
Unrestricted stock grants	(2)	-	(2)	-
Restricted stock forfeited	-	1	-	1
Balance at end of period	945,213	940,700	945,213	940,700

Retained earnings:
Balance at beginning of period	1,159,828	1,157,808	1,221,817	1,087,617
Impact of adoption of Accounting Standards Update No. ("ASU") 2016-13 (See Note 1)	-	-	(62,322)	-
Balance at beginning of period (as adjusted for impact of adoption of ASU 2016-13)	1,159,828	-	1,159,495	-
Net income	28,613	46,327	52,135	130,928
Dividends on common stock ($0.05 per share and $0.03 per share for the quarters ended
September 30, 2020 and 2019, respectively; $0.15 per share and $0.09 per share for the
nine-month periods ended September 30, 2020 and 2019, respectively)	(10,957)	(6,535)	(32,808)	(19,607)
Dividends on preferred stock	(669)	(669)	(2,007)	(2,007)
Balance at end of period	1,176,815	1,196,931	1,176,815	1,196,931

Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of period	53,270	(2,438)	6,764	(40,415)
Other comprehensive (loss) income, net of tax	(7,943)	7,562	38,563	45,539
Balance at end of period	45,327	5,124	45,327	5,124

Total stockholdersʼ equity	$2,225,282	$2,200,595	$2,225,282	$2,200,595

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements (unaudited) of First BanCorp. (the “Corporation”) have been prepared in conformity with the accounting policies stated in the Corporation’s audited consolidated financial statements included in the 2019 Annual Report on Form 10-K, which were affected by the adoption, on January 1, 2020, of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” as amended (“ASC 326”) and the acquisition of Banco Santander Puerto Rico (“BSPR”) effective September 1, 2020, as further described below. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements of the Corporation for the year ended December 31, 2019, which are included in the 2019 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the quarter and nine-month period ended September 30, 2020 are not necessarily indicative of the results to be expected for any other interim period or for the entire year.

Acquisition of Banco Santander Puerto Rico

Effective September 1, 2020, FirstBank Puerto Rico (“FirstBank” or the “Bank”) completed the acquisition of Santander Bancorp, a wholly-owned subsidiary of Santander Holdings USA, Inc. and the holding company of BSPR pursuant to a Stock Purchase Agreement dated as of October 21, 2019, by and among FirstBank and Santander Holding, USA, Inc. (the “Stock Purchase Agreement”). The transaction was structured as an all-cash acquisition of all of the issued and outstanding common stock of Santander Bancorp, the sole shareholder of BSPR, a corporation incorporated under the laws of the Commonwealth of Puerto Rico and the sole shareholder of Santander Insurance Agency, Inc. (Santander Bancorp is referred together with BSPR collectively as “Santander,” “BSPR” or the “Acquired Companies”). Immediately following the closing, Santander Bancorp was merged with and into FirstBank (the “HoldCo Merger”), with FirstBank surviving the HoldCo Merger. Immediately following the effectiveness of the HoldCo Merger, BSPR was merged with and into FirstBank, with FirstBank as the surviving entity in the merger. In consideration for the acquisition of BSPR, the Corporation paid cash in an amount of approximately (i) $394.8 million for 117.5% of BSPR’s core tangible common equity, comprised of a $58.8 million premium on $336 million of core tangible common equity, plus (ii) $882.8 million for BSPR’s excess capital (paid at par), which represents the estimated closing payment pursuant to the terms of the Stock Purchase Agreement. At closing, prior to purchase accounting adjustment, BSPR had $5.5 billion in total assets, $2.6 billion in gross loans, and $4.2 billion in total deposits. BSPR operated 27 banking branches in Puerto Rico. Refer to Note 2 – Business Combination to the consolidated financial statements for more information about this acquisition.

The Corporation accounts for acquisitions in accordance with the accounting guidance issued by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC” or “Codification”) Topic No. 805, “Business Combination” (“ASC 805”), with FirstBank treated as the acquirer for accounting purposes. Under ASC 805, a business combination is defined as a transaction or other event in which an acquirer obtains control of one or more businesses. In addition, under ASC 805, a business is considered to be an integrated set of activities and assets capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. If the net assets acquired meet the definition of a business and the transaction meets the definition of a business combination in ASC 805, the transaction is accounted for using the acquisition method pursuant to ASC 805.

Under the acquisition method, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree are recorded at their estimated fair values as of the date of acquisition. Goodwill is recognized as the excess of the sum of the consideration transferred, plus the fair value of any non-controlling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. The Corporation has a measurement period, in which it may retrospectively adjust the initially recorded fair values to reflect new information obtained during the measurement period that, if known, would have affected the acquisition date fair value measurements. This measurement period cannot be more than one year after the acquisition date and ends as soon as the acquirer (i) receives the information it had been seeking about facts and circumstances that existed as of the acquisition date or (ii) learns that it cannot obtain further information. The BSPR acquisition resulted in the recognition of goodwill in the amount of $6.3 million, on a provisional basis.

Risks and Uncertainties related to COVID-19

The COVID-19 pandemic has caused significant disruption in economic activity in the Corporation’s markets. In response to the COVID-19 pandemic, Puerto Rico’s Governor has issued several executive orders including, among other things, a stay-at-home mandate on March 15, 2020, which was subsequently extended until June 15, 2020, the lockdown of non-essential businesses, and a nightly curfew. On May 4, 2020, the Puerto Rico government began to implement a plan for the gradual reopening of the economy. While substantially all parts of the economy of Puerto Rico have reopened, under new guidelines that affect how individuals interact and how businesses and governments operate, the operations and financial results of the Corporation have been and could continue to be adversely affected by the COVID-19 pandemic.

The Corporation’s businesses in the other jurisdictions in which it operates have also been adversely affected by the COVID-19 pandemic. On March 26, 2020, Florida’s Governor issued a stay-at-home order, and the state began to reopen essential operations through a phase-in process on May 4, 2020. On September 25, 2020, the state of Florida entered phase 3 of their reopening process, which essentially lifted all COVID-19 restrictions on restaurants and other businesses across the state. Additionally, in the U.S. Virgin Islands “(USVI”,) the government issued a stay-at-home order on March 23, 2020, which was subsequently extended until May 3, 2020. The USVI reopened tourism-based economy on June 1, 2020 but closed its borders once again on August 19, 2020 and reinstated stay-at-home orders for locals after a surge in COVID-19 cases. After cases decreased, the USVI reopened for tourism once again on September 19, 2020, with entry testing requirements expanded to include all travelers having ages of five years and older.

The Corporation’s business, financial condition and results of operations generally rely upon the ability of the Corporation’s borrowers to repay their loans, the value of collateral underlying the Corporation’s secured loans, and demand for loans and other products and services that the Corporation offers, which are highly dependent on the business environment in the primary markets in which the Corporation operates. Governments globally intervened with fiscal policies to mitigate the impact of the COVID-19 pandemic, including through the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act of 2020”) in the U.S., which were intended to provide economic relief to businesses and individuals. Some of the provisions of the CARES Act of 2020 improved the ability of impacted borrowers to repay their loans, including by providing direct cash payments to eligible taxpayers, including Puerto Rico residents, below specified income limits, expanded unemployment insurance benefits and eligibility, and relief designed to prevent layoffs and business closures at small businesses. The absence of further relief in light of the continuing pandemic may adversely affect the ability of borrowers to continue to repay their loans.

Financial results for the nine-month period ended September 30, 2020 included a $163.3 million provision for credit losses, an increase of $132.0 million compared to the same period in 2019. While the reserves initially required by the current expected credit losses (“CECL”) methodology for the loans acquired in the BSPR acquisition that were not purchased credit deteriorated (“non-PCD”) loans resulted in a charge to the provision of $38.9 million in the third quarter of 2020, the remainder of the increase in the provision was largely related to the effect of the COVID-19 pandemic on economic forecasts employed in the Corporation’s CECL model. In addition, although increased customer activity was reflected in the third quarter of 2020, the various stay-at-home and lockdown orders have resulted in a reduction of the Corporation’s transaction fee income, such as that from credit and debit cards, automated teller machines (ATMs), and point-of-sale (POS) transactions for the nine-month period ended September 30, 2020, as compared to the same period in 2019. There was also an increase in deposit balances resulting from benefits received by customers, which requires the Corporation to maintain higher liquidity levels. Further, the lower interest rate environment has adversely affected the Corporation’s net interest income and margin.

During the third quarter of 2020, the Corporation continued to support its customers affected by the COVID-19 pandemic and, consistent with regulatory guidance, continued with its payment deferral and relief programs. As of September 30, 2020, the Corporation had deferred payment arrangements involving approximately $1.2 billion, or 10%, of its total loan portfolio consisting of 3,227 residential mortgage loans totaling $511.9 million, 21,750 consumer loans totaling $168.7 million, and 196 commercial and construction loans totaling $540.8 million. Most of these deferred repayment arrangements have been done under the provisions of Section 4013 of the CARES Act of 2020 or the Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (the “Interagency Revised Statement”). In addition, moratoriums on loan repayments for consumer and residential mortgage products in Puerto Rico were mandated by local law. A loan modification covered by the provisions of the CARES Act of 2020 and the Interagency Revised Statement is not required to be considered as a troubled debt restructuring (“TDR”) loan.

In addition, as a certified Small Business Administration (“SBA”) lender, the Corporation is participating in the SBA Paycheck Protection Program (“PPP”) to help provide loans to the Corporation’s small business customers to provide them with additional working capital. During the first nine months of 2020, the Corporation originated over 6,000 loans under this program, totaling approximately $390.3 million in the two rounds of the program. The acquisition of BSPR added $77.6 million of SBA PPP loans as of September 30, 2020. As of September 30, 2020, the total amount of SBA PPP loans carried on books amounted to $453.4 million.

As of September 30, 2020, the Corporation’s and the Bank’s capital ratios were well in excess of all regulatory requirements and the Corporation maintained high liquidity levels with the cash and liquid securities to total assets ratio exceeding 19.2%, compared to 15.8% as of December 31, 2019. As of September 30, 2020, the Corporation had approximately $1.4 billion in available unused lines of credit at the Federal Home Loan Bank, and $936.1 million availability in the Primary Credit FED Discount Window Program.

While most industries have experienced and may continue to experience adverse impacts as a result of the COVID-19 pandemic, higher increases in the allowance for credit losses (“ACL”) were made for loans in the hospitality, office and retail real estate sectors in the nine-month period ended September 30, 2020 than loans in other sectors. We have continued to monitor unfunded commitments for evidence of increased credit exposure as borrowers utilize these lines for liquidity given the pandemic. Thus far, however, the amount of draws has not increased significantly due to the COVID-19 pandemic as of October 31, 2020.

The ultimate extent of the impact of the COVID-19 pandemic on the Corporation’s business, financial condition and results of operations is currently uncertain and will depend on various developments and other factors, including, among others, the duration and scope of the pandemic, as well as the overall effectiveness of governmental, regulatory and private sector responses to the pandemic, and the associated impacts on the economy, financial markets and our clients, employees and vendors.

Adoption of New Accounting Requirements and Recently Issued but Not Yet Effective Accounting Requirements

Accounting for Financial Instruments – Credit Losses

On January 1, 2020, the Corporation adopted ASC 326, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology to estimate the ACL for the remaining estimated life of certain financial assets. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans held for investment and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (e.g., unfunded loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that management does not intend to sell or believes that it is more likely than not that the Corporation will not be required to sell such securities.

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

Trading — Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. As of September 30, 2020, and December 31, 2019, the Corporation did not hold investment securities for trading purposes.

Available-for-sale — Securities not classified as held-to-maturity or trading. These securities are carried at fair value, with unrealized holding gains and losses, net of deferred taxes, reported in OCI as a separate component of stockholders’ equity. The unrealized holding gains and losses do not affect earnings until they are realized, or an ACL is recorded.

Equity securities — Equity securities that do not have readily available fair values are classified as equity securities in the consolidated statements of financial condition. These securities are stated at the lower of cost or realizable value. This category is principally composed of FHLB stock that is owned by the Corporation to comply with FHLB regulatory requirements. The realizable value of the stock equals its cost. Also included in this category are marketable equity securities held at fair value with changes in unrealized gains or losses recorded through earnings pursuant to the requirements of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. No debt security is in a nonaccrual status as of September 30, 2020 and December 31, 2019.

Allowance for Credit Losses – Held-to-Maturity Debt Securities: The Corporation measures expected credit losses on held-to-maturity securities by major security type. As of September 30, 2020, the held-to-maturity securities portfolio consisted of Puerto Rico municipal bonds totaling $189.2 million. Approximately 60% of the held-to-maturity municipal bonds were issued by three of the largest municipalities in Puerto Rico. The vast majority of revenues of these three municipalities is independent of the Puerto Rico central government. These obligations typically are not issued in bearer form, nor are they registered with the SEC, and are not rated by external credit agencies. In most cases, these bonds have priority over the payment of operating costs and expenses of the municipality, which are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. Accrued interest receivable on held-to-maturity debt securities totaled $1.8 million as of September 30, 2020 ($3.9 million as of December 31, 2019) and was excluded from the estimate of credit losses.

The ACL for the held-to-maturity Puerto Rico municipal bonds ($10.2 million as of September 30, 2020) considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. These financing arrangements with Puerto Rico municipalities were issued in bond form and accounted for as securities but underwritten as loans with features that are typically found in commercial loans. Accordingly, similar to commercial loans, an internal risk rating (i.e., pass, special mention, substandard, doubtful, loss) is assigned to each bond at the time of issuance or acquisition, and monitored on a continuous basis with a formal assessment completed, at a minimum, on a quarterly basis. The Corporation determines the ACL for held-to-maturity Puerto Rico municipal bonds based on the product of a cumulative probability of default (PD) and loss given default (LGD), and the amortized cost basis of each bond over its remaining expected life. PD estimates represent the point-in-time as of which the PD is developed, and are updated quarterly based on, among other things, the payment performance experience, financial performance and market value indicators, and current and forecasted relevant forward-looking macroeconomic variables over the expected life of the bonds to determine a lifetime term structure PD curve. LGD estimates are determined based on, among other things, historical charge-off events and recovery payments (if any), government sector historical loss experience, as well as relevant current and forecasted macroeconomic expectations of variables, such as unemployment rates, interest rates, and market risk factors based on industry performance, to determine a lifetime term structure LGD curve. Under this approach, all future period losses for each instrument are calculated using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of each bond. For the relevant macroeconomic expectations of variables, the methodology considers an initial forecast period (“reasonable and supportable period”) of 2 years and a reversion period of up to 3 years, utilizing a straight-line approach and reverting back to the historical macroeconomic mean. After the reversion period, the Corporation uses a historical loss forecast period covering the remaining contractual life based on the changes in key historical economic variables during representative historical expansionary and recessionary periods.

Refer to Note 5 - Investment Securities, to the consolidated financial statements for additional information about reserve balances for held-to-maturity debt securities, activity during the period, and information about changes in circumstances that caused changes in the ACL for held-to-maturity debt securities during the third quarter and first nine months of 2020.

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

The ACL for available-for-sale securities as of September 30, 2020 amounted to $1.4 million. Available-for-sale debt securities held by the Corporation at quarter-end primarily consisted of securities issued by U.S. government-sponsored entities (“GSEs”), private label MBS, and certain bonds issued by the Puerto Rico Housing Finance Authority (“PRHFA”), a government instrumentality of the Commonwealth of Puerto Rico. Given the explicit and implicit guarantees provided by the U.S. federal government, the Corporation believes the credit risk in securities issued by the GSEs is low. The Corporation’s credit loss-impairment assessment was concentrated on private label MBS and PRHFA debt securities. For further information, including the methodology and assumptions used for the discounted cash flow analyses performed on private label MBS and bonds issued by the PRHFA, refer to Note 5 – Investment Securities, and Note 25, – Fair Value, to the consolidated financial statements. Accrued interest receivable on available-for-sale debt securities totaled $7.9 million as of September 30, 2020 ($5.5 million as of December 31, 2019) and is excluded from the estimate of credit losses.

Loans Held for Investment: Loans that the Corporation has the ability and intent to hold for the foreseeable future are classified as held for investment and are reported at amortized cost, net of its ACL. The substantial majority of the Corporation’s loans are classified as held for investment. Amortized cost is the principal outstanding balance, net of unearned interest, cumulative charge-offs, unamortized deferred origination fees and costs, and unamortized premiums and discounts. The Corporation reports credit card loans at their outstanding unpaid principal balance plus uncollected billed interest and fees net of such amounts deemed uncollectible. Accrued interest receivable on loans totaled $67.2 million as of September 30, 2020 ($39.1 million as of December 31, 2019), was reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Fees collected and costs incurred in the origination of new loans are deferred and amortized using the interest method or a method that approximates the interest method over the term of the loan as an adjustment to interest yield. Unearned interest on certain personal loans, auto loans and finance leases and discounts and premiums are recognized as income under a method that approximates the interest method. When a loan is paid-off or sold, any remaining unamortized net deferred fees, or costs, discounts and premiums are included in loan interest income in the period of payoff.

Nonaccrual and Past-Due Loans - Loans on which the recognition of interest income has been discontinued are designated as nonaccrual. Loans are classified as nonaccrual when they are 90 days past due for interest and principal, with the exception of residential mortgage loans guaranteed by the Federal Housing Administration (the “FHA”), the Veterans Administration (the “VA”) or the PRHFA and credit card loans. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA, or guaranteed by the VA or the PRHFA, as loans past due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured or guaranteed. However, the Corporation discontinues the recognition of income relating to FHA/VA loans when such loans are over 15 months delinquent, taking into consideration the FHA interest curtailment process, and relating to PRHFA loans when such loans are over 90 days delinquent. Credit card loans continue to accrue finance charges and fees until charged off at 180 days. Loans generally may be placed on nonaccrual status prior to when required by the policies described above when the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any). When a loan is placed on nonaccrual status, any accrued but uncollected interest income is reversed and charged against interest income and amortization of any net deferred fees is suspended. The amount of accrued interest reversed against interest income totaled $0.4 million and $1.1 million for the quarter and nine-month period ended September 30, 2020, respectively. Interest income on nonaccrual loans is recognized only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement, or after a sustained period of repayment performance (6 months) and the loan is well secured and in the process of collection, and full repayment of the remaining contractual principal and interest is expected. Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans, which are considered past due when the borrower is in arrears on two or more monthly payments.

Loans acquired - Loans acquired through a purchase or a business combination are recorded at their fair value as of the acquisition date. The Corporation performs an assessment of acquired loans to first determine if such loans have experienced more than insignificant deterioration in credit quality since their origination and thus should be classified and accounted for as purchased credit deteriorated (“PCD”) loans. For loans that have not experienced more than insignificant deterioration in credit quality since origination, referred to as non-PCD loans, the Corporation records such loans at fair value, with any resulting discount or premium accreted or amortized into interest income over the remaining life of the loan using the interest method. Additionally, upon the purchase or acquisition of non-PCD loans, the Corporation measures and records an ACL based on the Corporation’s methodology for determining the ACL. The ACL for non-PCD loans is recorded through a charge to the provision for credit losses in the period in which the loans were purchased or acquired.

Acquired loans that are classified as PCD are recognized at fair value, which includes any resulting premiums or discounts. Premiums and non-credit loss related discounts are amortized or accreted into interest income over the remaining life of the loan using the interest method. Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance and not through a charge to the provision for credit losses in the period in which the loans were acquired. At acquisition, the ACL for PCD loans, which represents the fair value credit discount, is determined using a discounted cash flow method that considers the PDs and LGDs used in the Corporation’s ACL methodology. Characteristics of PCD loans include: delinquency, payment history since origination, credit scores migration and/or other factors the Corporation may become aware of through its initial analysis of acquired loans that may indicate there has been more than insignificant deterioration in credit quality since a loan’s origination. In connection with the BSPR acquisition on September 1, 2020, the Corporation acquired PCD loans with an aggregate fair value at acquisition of approximately $753.0 million, and recorded an ACL of approximately $28.7 million, which was added to the amortized cost of the loans.

Subsequent to acquisition, the ACL for both non-PCD and PCD loans is determined pursuant to the Corporation’s ACL methodology in the same manner as all other loans.

For PCD loans that were previously classified as purchased credit impaired (“PCI”) loans and accounted for under ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (ASC Subtopic 310-30), the Corporation adopted ASC 326 using the prospective transition approach. As allowed by ASC 326, the Corporation elected to maintain pools of loans accounted for under ASC Subtopic 310-30 as “units of accounts,” conceptually treating each pool as a single asset. As of September 30, 2020, such PCD loans consisted of $130.7 million of residential mortgage loans and $2.5 million of commercial mortgage loans acquired by the Corporation as part of previously completed asset acquisitions. These previous transactions include a transaction completed on February 27, 2015, in which FirstBank acquired 10 Puerto Rico branches of Doral Bank, acquired certain assets, including PCD loans, and assumed deposits, through an alliance with Banco Popular of Puerto Rico, which was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders, and the acquisition from Doral Financial in the first quarter of 2014 of all of its rights, title and interest in first and second residential mortgage loans in full satisfaction of secured borrowings owed by such entity to FirstBank. As the Corporation elected to maintain pools of units of account for loans previously accounted for under ASC Subtopic 310-30, the Corporation is not able to remove loans from the pools until they are paid off, written off or sold (consistent with the Corporation’s practice prior to adoption of ASC 326), but is required to follow ASC 326 for purposes of the ACL. Regarding interest income recognition for PCD loans that existed at the time of adoption of ASC 326, the prospective transition approach for PCD loans required by ASC 326 was applied at a pool level, which froze the effective interest rate of the pools as of January 1, 2020. According to regulatory guidance, the determination of nonaccrual or accrual status for PCD loans that the Corporation has elected to maintain in previously existing pools pursuant to the policy election right upon adoption of ASC 326 should be made at the pool level, not the individual asset level. In addition, the guidance provides that the Corporation can continue accruing interest and not report the PCD loans as being in nonaccrual status if the following criteria are met: (i) the Corporation can reasonably estimate the timing and amounts of cash flows expected to be collected, and (ii) the Corporation did not acquire the asset primarily for the rewards of ownership of the underlying collateral, such as use of collateral in operations or improving the collateral for resale. Thus, the Corporation continues to exclude these pools of PCD loans from nonaccrual loan statistics. In accordance with ASC 326, the Corporation did not reassess whether modifications to individual acquired loans accounted for within pools were TDR as of the date of adoption.

Charge-off of Uncollectible Loans - Net charge-offs consist of the unpaid principal balances of loans held for investment that the Corporation determines are uncollectible, net of recovered amounts. The Corporation records charge-offs as a reduction to the ACL and subsequent recoveries of previously charged-off amounts are credited to the ACL. Collateral dependent loans in the construction, commercial mortgage, and commercial and industrial loan portfolios are charged off to their net realizable value (fair value of collateral, less estimated costs to sell) when loans are considered to be uncollectible. Within the consumer loan portfolio, auto loans and finance leases are reserved once they are 120 days delinquent and are charged off to their estimated net realizable value when the collateral deficiency is deemed uncollectible (i.e., when foreclosure/repossession is probable) or when the loan is 365 days past due. Within the other consumer loan portfolio, closed-end loans are charged off when payments are 120 days in arrears, except small personal loans. Open-end (revolving credit) consumer loans, including credit card loans, and small personal loans, are charged off when payments are 180 days in arrears. On a quarterly basis, residential mortgage loans that are 180 days delinquent are reviewed and charged-off, as needed, to the fair value of the underlying collateral. Generally, all loans may be charged off or written down to the fair value of the collateral prior to the application of the policies described above if a loss-confirming event has occurred. Loss-confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency when the asset is the sole source of repayment.

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

The CARES Act of 2020, signed into law on March 27, 2020, permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and to suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Corporation has elected to apply this guidance to qualifying loan modifications.

Collateral dependent loans - The Corporation elected the practical expedient for loans for which it expects repayment to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulties based on the Corporation’s assessment as of the reporting date. Accordingly, when the Corporation determines that foreclosure is probable, expected credit losses on collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for undiscounted selling costs as appropriate.

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

The Corporation estimates the ACL primarily based on a PD/LGD modeled approach, or individually for collateral dependent loans and certain TDR loans. The Corporation evaluates the need for changes to the ACL by portfolio segments and classes of loans within certain of those portfolio segments. Factors such as the credit risk inherent in a portfolio and how the Corporation monitors the related quality, as well as the estimation approach to estimate credit losses, were considered in the determination of such portfolio segments and classes. The Corporation has identified the following portfolio segments and measures the ACL using the following methods:

Residential mortgage – Residential mortgage loans are loans secured by residential real property together with the right to receive the payment of principal and interest on the loan. The majority of the Corporation’s residential loans are first lien closed-end loans secured by 1-4 single-family residential properties. As of September 30, 2020, the Corporation’s outstanding balance of residential mortgages in the Puerto Rico and Virgin Islands regions were fixed-rate loans, while in the Florida region approximately 57% of the residential mortgage loan portfolio consisted of hybrid adjustable rate mortgages. For purposes of the ACL determination, the Corporation stratifies the portfolio by two main regions (i.e., Puerto Rico/Virgin Islands region and Florida region) and by the following two classes: (i) government-guaranteed residential mortgage loans, and (ii) conventional mortgage loans. Government-guaranteed loans are those originated to qualified borrowers under the FHA and the VA standards. Originated loans that meet the FHA’s standards qualify for the FHA’s insurance program whereas loans that meet the standards of the VA are guaranteed by such entity. No credit losses are determined for loans insured or guaranteed by the FHA or the VA due to the explicit guarantee of the U.S. federal government. Residential mortgage loans that do not qualify under the FHA or VA programs are referred to as conventional residential mortgage loans.

For conventional residential mortgage loans, the Corporation calculates the ACL using a PD/LGD modeled approach, or individually for collateral dependent loans with high delinquency levels or loans that have been modified or are reasonably expected to be modified in a TDR. The ACL for residential mortgage loans measured using a PD/LGD model is calculated based on the product of a PD, LGD, and the amortized cost basis determined for each loan over the remaining expected life of the loan, considering prepayments. PD estimates represent the point-in-time as of which the PD is developed for each residential mortgage loan, updated quarterly based on, among other things, historical payment performance and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, over the expected life of the loans to determine a lifetime term structure PD curve. The Corporation determines LGD estimates based on, among other things, historical charge-off events and recovery payments, loan-to-value attributes, and relevant current and forecasted macroeconomic variables expectations, such as the regional housing price index, to determine a lifetime term structure LGD curve. Under this approach, the Corporation calculates losses for each loan for all future periods using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of the loans, considering prepayments. For loans that have been modified or are reasonably expected to be modified in a TDR and loans previously-charged off to their respective realizable values, the Corporation determines the ACL based on a risk-adjusted discounted cash flow methodology using PDs and LGDs developed as explained above. Under this approach, all future cash flows (interest and principal) for each loan are adjusted by the PDs and LGDs derived from the term structure curves and prepayments and then discounted at the effective interest rate as of the reporting date (or original rate for TDRs) to arrive at the net present value of future cash flows. For these loans, the estimated credit loss amount recorded in a period represents the excess of the carrying amount of the loan, net of any charge-off, over the net present value of cash flows resulting from the model. Residential mortgage loans that are 180 days or more past due are considered collateral dependent loans and are individually reviewed and charged-off, as needed, to the fair value of the collateral.

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

Commercial and Industrial – Commercial and Industrial (“C&I”) loans are unsecured and secured loans for which the primary source of repayment comes from the ongoing operations and activities conducted by the borrower and not from rental income or the sale or refinancing of any underlying real estate collateral; thus, credit risk is largely dependent on the commercial borrower’s current and expected financial condition. As of September 30, 2020, the C&I loan portfolio consisted of loans granted to large corporate customers as well as middle-market customers across several industries, and the government sector. For purposes of the ACL determination, the Corporation stratifies the C&I portfolio by two main regions (i.e., Puerto Rico/Virgin Islands region and Florida region). An internal risk rating (i.e., pass, special mention, substandard, doubtful, loss) is assigned to each loan at the time of origination and monitored on a continuous basis with a formal assessment completed quarterly, at a minimum. For C&I loans, the Corporation calculates the ACL using a PD/LGD modeled approach, or, in some cases, based on a risk-adjusted discounted cash flow method or the fair value of the collateral. The ACL for C&I loans measured using a PD/LGD model is calculated based on the product of a cumulative PD and LGD, and the amortized cost basis determined for each loan over the remaining expected life of the loan, considering prepayments. PD estimates represent the point-in-time as of which the PD is developed for each C&I loan, updated quarterly based on the industry historical loss experience, financial performance and market value indicators, and current and forecasted relevant forward-looking macroeconomic variables over the expected life of the loans to determine a lifetime term structure PD curve. The Corporation determines LGD estimates based on historical charge-off events and recovery payments, industry historical loss experience, specific attributes of the loans, such as loan to value, as well as relevant current and forecasted expectations for macroeconomic variables, such as, unemployment rates, interest rates, and market risk factors based on industry performance and the equity market, to determine a lifetime term structure LGD curve. Under this approach, the Corporation calculates losses for each loan for all future periods using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of the loans, considering prepayments. The Corporation determines the ACL for those C&I loans that it has determined, based upon current information and events, that it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms, and for any non-collateral dependent C&I loans that have been modified or are reasonably expected to be modified in a TDR, based on a risk-adjusted discounted cash flow methodology using PDs and LGDs developed as explained above. Under this approach, the Corporation adjusts all future cash flows (interest and principal) for each loan by the PDs and LGDs derived from the term structure curves and prepayments and then discount the adjusted cash flows at the effective interest rate as of the reporting date (original rate for TDRs) to arrive at the net present value of future cash flows and the ACL is calculated as the excess of the amortized cost basis over the net present value of future cash flows. The ACL for collateral dependent C&I loans is determined based on the fair value of the collateral at the reporting date, adjusted for undiscounted selling costs as appropriate.

Construction – As of September 30, 2020, construction loans consisted generally of loans secured by real estate made to finance the construction of industrial, commercial, or residential buildings and include loans to finance land development in preparation for erecting new structures. These loans involve an inherent higher level of risk and sensitivity to market conditions. Demand from prospective tenants or purchasers may erode after construction begins because of a general economic slowdown. For purposes of the ACL determination, the Corporation stratifies the construction loan portfolio by two main regions (i.e., Puerto Rico/Virgin Island region and Florida region). An internal risk rating (i.e., pass, special mention, substandard, doubtful, loss) is assigned to each loan at the time of origination and monitored on a continuous basis with a formal assessment completed, at a minimum, on a quarterly basis. For construction loans, the Corporation calculates the ACL using a PD/LGD modeled approach, or individually for those loans that meet the definition of collateral dependent loans or loans that have been modified or are reasonably expected to be modified in a TDR. The ACL for construction loans measured using a PD/LGD model is calculated based on the product of a cumulative PD and LGD, and the amortized cost basis determined for each loan over the remaining expected life of the loan, considering prepayments. PD estimates represent the point-in-time as of which the PD is developed for each construction loan, updated quarterly based on, among other things, historical payment performance experience, industry historical loss experience, underlying type of collateral, and relevant current and forward-looking macroeconomic variables over the expected life of the loans to determine a lifetime term structure PD curve. The Corporation determines LGD estimates based on historical charge-off events and recovery payments, industry historical loss experience, specific attributes of the loans, such as loan-to-value, debt service coverage ratios, and relevant current and forecasted macroeconomic variables expectations, such as unemployment rates, GDP, interest rates, and real estate price indexes, to determine a lifetime term structure LGD curve. Under this approach, the Corporation calculates losses for each loan for all future periods using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of the loans, considering prepayments. The ACL for collateral dependent loans, including loans modified or reasonably expected to be modified in a TDR, is determined based on the fair value of the collateral at the reporting date, adjusted for undiscounted selling costs as appropriate.

Consumer – As of September 30, 2020, consumer loans generally consisted of unsecured and secured loans extended to individuals for household, family, and other personal expenditures, including several classes of products. For purposes of the ACL determination, the Corporation stratifies the portfolio by two main regions (i.e., Puerto Rico/Virgin Islands region and Florida region) and by the following five classes: (i) auto loans; (ii) finance leases; (iii) credit cards; (iv) personal loans; and (v) other consumer loans, such as open-end home equity revolving lines of credit and other types of consumer credit lines, among others.

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

For the ACL determination of all portfolios, the expectations for relevant macroeconomic variables related to the Puerto Rico/Virgin Islands region consider an initial reasonable and supportable period of 2 years and a reversion period of up to 3 years, utilizing a straight-line approach and reverting back to the historical macroeconomic mean. For the Florida region, the methodology considers a reasonable and supportable forecast period and an implicit reversion towards the historical trend that varies for each macroeconomic variable, achieving the steady state by year 5. After the reversion period, a historical loss forecast period covering the remaining contractual life, adjusted for prepayments, is used based on the changes in key historical economic variables during representative historical expansionary and recessionary periods.

Refer to Note 8 – Allowance for Credit Losses for Loans and Finance Leases, to the consolidated financial statements for additional information about reserve balances for each portfolio, activity during the period, and information about changes in circumstances that caused changes in the ACL for loans and finance leases during the quarter and nine-month period ended September 30, 2020.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures: The Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Corporation. The ACL on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. As of September 30, 2020, the off-balance sheet credit exposures primarily consisted of unfunded loan commitments and standby letters of credit for commercial and construction loans. The Corporation utilized the PDs and LGDs derived from the above-explained methodologies for the commercial and construction loan portfolios. Under this approach, all future period losses for each loan are calculated using the PD and LGD loss rates derived from the term structure curves applied to the usage given default exposure. The ACL on off-balance sheet credit exposures is included as part of accounts payable and other liabilities in the consolidated statement of financial condition with adjustments included as part of the provision for credit loss expense in the consolidated statements of income.

Refer to Note 8 – Allowance for Credit Losses for Loans and Finance Leases, to the consolidated financial statements for additional information about reserve balances for unfunded loan commitments, activity during the period, and information about changes in circumstances that caused changes in the ACL for loans and finance leases during the quarter and nine-month period ended September 30, 2020.

Allowance for Credit Losses on Other Assets Measured at Amortized Cost: The Corporation also estimates expected credit losses for certain accounts receivable, primarily claims from government-guaranteed loans, loan servicing-related receivables, and other receivables. The adoption of ASC 326 did not result in an adjustment to retained earnings at the time of adoption on January 1, 2020, and a material change was not reflected during the quarter and nine-month period ended September 30, 2020. The ACL on other assets measured at amortized cost is included as part of other assets in the consolidated statement of financial condition with adjustments included as part of other non-interest expenses in the consolidated statements of income.

Subsequent Measurement of Goodwill

In January 2017, the FASB updated the Codification to simplify the subsequent measurement of goodwill by eliminating Step 2 from the two-step goodwill impairment test. Step 1 involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and a second step is required to measure the amount of the impairment. Step 2, when necessary, calculates an implied fair value of the goodwill impairment for each reporting unit for which Step 1 indicated a potential impairment. The 2017 guidance provides that a goodwill impairment test must be conducted by comparing the fair value of a reporting unit with its carrying amount. Entities must recognize an impairment charge for goodwill that is equal to the excess of the carrying amount over the reporting unit’s fair value. Entities have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment is necessary. This guidance took effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The adoption of this guidance during the first quarter of 2020 did not have an effect on the Corporation’s consolidated financial statements or results of operations. Subsequent effects will depend upon the performance of the reporting units that have goodwill, and the market conditions affecting the fair value of each reporting unit going forward.

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

Recently Issued Accounting Standards Not Yet Effective or Not Yet Adopted

Income Tax Simplification

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

NOTE 2 – BUSINESS COMBINATION

Effective as of September 1, 2020, the Corporation completed its previously announced acquisition of BSPR pursuant to the Stock Purchase Agreement. The transaction was structured as an all-cash acquisition of all of the issued and outstanding common stock of Santander Bancorp, a financial holding company that offered a full range of financial services through its banking subsidiary BSPR and its subsidiary Santander Insurance Agency, Inc. In consideration for the acquisition, the Corporation paid cash in an amount of approximately (i) $394.8 million for 117.5% of BSPR’s core tangible common equity, comprised of a $58.8 million premium on $336 million of core tangible common equity, plus (ii) $882.8 million for BSPR’s excess capital (paid at par), which represents the estimated closing payment pursuant to the terms of the Stock Purchase Agreement.

As part of the conditions to close, Santander Holdings USA, Inc., agreed to sell or otherwise transfer to Santander Holdings USA, Inc., any of its affiliates or any other third party (other than BSPR) (i) all non-performing assets (along with all collateral and rights to collection related thereto) of BSPR (the “Non-Performing Assets Transfer”), and (ii) Santander Asset Management, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico and a direct wholly-owned subsidiary of Santander Bancorp.

The acquisition of BSPR expands the Corporation’s presence in Puerto Rico, increases its operational scale and strengthens its competitiveness in retail, commercial, business banking, and residential lending. The acquisition also allowed the Corporation to increase its deposit base at a lower cost, which enhances FirstBank’s funding and risk profile.

The Corporation accounted for the acquisition as a business combination in accordance with ASC 805. Accordingly, the Corporation recorded the assets and liabilities assumed, as of the date of the acquisition, at their respective fair values and allocated to goodwill the excess of the merger consideration over the fair value of the net assets acquired. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the acquired assets and liabilities are subject to adjustment for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier.

The following table summarizes the consideration paid and the preliminary estimated fair values of assets acquired and liabilities assumed of BSPR as of September 1, 2020 under the acquisition method of accounting:

(In thousands)
Total purchase price consideration (cash)	$1,277,626
Fair value of assets acquired:	Fair Value
Cash and cash equivalents	$1,684,252
Investment securities	1,167,225
Loans, net:
Residential mortgage loans	807,637
Commercial mortgage loans	740,919
Commercial and Industrial loans	752,154
Consumer loans	214,206
Loans, net	2,514,916
Premises and equipment, net	12,499
Intangible assets	39,232
Other assets	144,008
Total assets and identifiable intangible assets acquired	5,562,132

Fair value of liabilities assumed:
Deposits	$4,194,940
Other liabilities	95,869
Total liabilities assumed	4,290,809
Fair value of net assets and identifiable intangible assets acquired	1,271,323
Goodwill	$6,303

The application of the acquisition method of accounting resulted in goodwill of $6.3 million, a core deposit intangible of $35.4 million, and purchased credit card relationships of $3.8 million, which are included in the Corporation’s consolidated statement of financial condition. Goodwill recognized in this transaction is not deductible for income tax purposes. Refer to Note 14 – Goodwill, to the consolidated financial statements for additional information about goodwill and other intangibles recognized as part of the transaction.

As of September 30, 2020, the purchase price remains subject to final adjustments and the fair value measurement remains preliminary due to the timing of the acquisition. The Corporation continues to review information relating to events or circumstances existing as of the acquisition date and expects to finalize its analysis of the acquired assets and assumed liabilities over the next few months, but not later than one year after acquisition.

Fair Value of Identifiable Assets Acquired and Liabilities Assumed

The methods used to determine the fair values of the significant identifiable assets and liabilities assumed are described below:

Cash and cash equivalents - Cash and cash equivalents include cash and due from banks, and interest-earning deposits with banks and the Federal Reserve System. The Corporation determined that the fair values of financial instruments that are short-term or re-price frequently and that have little or no risk approximate the carrying values.

Investment securities available for sale and held to maturity - The fair value of securities available for sale were based on observable inputs obtained from market transactions in similar securities. The fair value of held to maturity securities acquired in the BSPR acquisition, consisting of Puerto Rico municipal bonds, was determined based on the discounted cash flow method used for the valuation of loans described below. These held to maturity securities were identified as PCD debt securities at acquisition and had a fair value of $55.5 million and contractual balance of $67.1 million. The Corporation established an initial ACL for PCD debt securities of $1.3 million, which represents the discount embedded in the purchase price that is attributable to credit losses, through an adjustment to the acquired debt securities amortized cost and the ACL.

Loans – The fair value of loans acquired in the BSPR acquisition was calculated using an income approach. Under this approach, fair value is measured by the present value of the net economic benefits to be received over the life of the loan. The fair value was estimated based on a discounted cash flow method under which the present value of the contractual cash flows was calculated based on certain valuation assumptions such as default rates, loss severity, and prepayment rates, consistent with the Corporation’s CECL methodology, and discounted using a market rate of return that accounts for both the time value of money and investment risk factors. The discount rate utilized to analyze fair value considered the cost of funds rate, capital charge, servicing costs, and liquidity premium, mostly based on industry standards. The Corporation segmented the loan portfolio into two groups: non-PCD loans and PCD loans. Then loans within each group were pooled based on similar characteristics, such as loan type (i.e., residential mortgage, commercial and industrial, and consumer loans), credit scores, loan-to-value, fixed or adjustable interest rates, and credit risk ratings. The Corporation valued commercial mortgage loans at the loan level. Non-PCD loans and PCD loans had a fair value of $1.8 billion and $753.0 million, respectively, as of the acquisition date and contractual balance of $1.8 billion and $786.0 million, respectively. In accordance with U.S. GAAP, there was no carryover of the ACL that had been previously recorded by BSPR. The Corporation recorded an ACL of $38.9 million for non-PCD loans (including unfunded commitments) through an increase to the provision for credit losses. The Corporation established an initial ACL for PCD loans of $28.7 million, which represents the discount embedded in the purchase price that is attributable to credit losses, through an adjustment to the acquired loan balance and the ACL.

Core deposit intangible (“CDI”) - The Corporation determined the CDI on non-maturing deposits by evaluating the underlying characteristics of the deposit relationships, including customer attrition, deposit interest rates and maintenance costs, and costs of alternative funding using the discounted cash flow approach. Under this method, the value of the core deposit intangible was measured by the present value of the difference, or spread, between the ongoing cost of the acquired deposit base and the cost of the next best alternative source of funding, to be amortized using a straight-line method over a weighted average useful life of 5.7 years.

Purchased credit card receivable intangible (“PCCR”) – PCCR is a measure of the value of credit card client relationships that were acquired in the business combination. The Corporation computed the fair value using a multi-period cash flow model, which it discounted using an appropriate risk-adjusted discount rate. This measure of fair value requires considerable judgments about future events, including customer retention and attrition estimates. The fair value is amortized using an accelerated method over a useful life of 3 years.

Deposits - The fair values used for non-maturity deposits such as demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. In determining the fair value of certificates of deposit, the cash flows of the contractual interest payments during the specific period of the certificates of deposit and scheduled principal payout were discounted to present value at market-based interest rates. The fair value is amortized over a weighted average useful life of 1.2 years based on the time deposits maturity buckets established in the valuation determination.

The following table shows the amounts of revenues and net income included in 2020 results related to the operations of BSPR for the period after the acquisition:
BSPR Results from
September 1, 2020 to
(In thousands)	September 30, 2020
Net interest income	$14,037
Non-interest income	1,975
Net loss (1)	(22,256)

(1)Includes the $38.9 million ($25.9 million after tax) provision for credit losses related to the Day 1 reserve required for non-PCD loans acquired in the BSPR acquisition.

Pro Forma Financial Information

The following table presents the unaudited combined pro forma results as if the acquisition of BSPR had been completed on January 1, 2019 and includes the impact of amortizing and accreting certain estimated purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans and deposits. These estimates are subject to change under the one-year remeasurement period. The pro forma information does not necessarily indicate the financial results of the combined companies had the companies actually been combined at the beginning of the period presented or the results that may be achieved in the future. The unaudited pro forma information also does not consider any potential impacts of potential revenue enhancements, anticipated cost savings and expense efficiencies, or asset dispositions, among other factors.

	Unaudited Pro Forma Results
	Nine-Month Period Ended	Nine-Month Period Ended
	September 30,	September 30,
(In thousands)	2020	2019
Net interest income	$544,286	$596,925
Non-interest income	102,242	97,430
Net income	96,643	181,487

Pro-forma earnings for the nine-month period ended September 30, 2020 were adjusted to exclude the $14.2 million and $2.0 million of merger and restructuring costs incurred by the Corporation and BSPR, respectively, in 2020. Pro-forma earnings for the nine-month period ended September 30, 2019 were adjusted to include these costs.

Merger and Restructuring Costs

Upon completion of the acquisition, the Corporation began to integrate and BSPR’s operations into FirstBank’s operations. Over the next several months, the Corporation expects to refine the integration process, which the Corporation expects to complete during the second quarter of 2021. Management is in the process of assessing personnel, technology systems, service contracts and other key factors to determine the most beneficial structure for the combined company. Certain decisions arising from these assessments may involve changes in information systems, cancellations of existing contracts and other actions. To the extent there are costs associated with these actions, the costs will be recognized based on the nature and timing of these integration actions. Most acquisition and restructuring costs are expensed, as incurred. The Corporation recognized cumulative acquisition expenses of $25.6 million through September 30, 2020, of which $14.2 million and $0.6 million was incurred during the nine-month period ended September 30, 2020 and 2019, respectively, and $10.8 million was incurred during the quarter ended December 31, 2019. Acquisition expenses were included in Merger and restructuring costs in the consolidated statements of income, and consisted primarily of legal fees, valuation services and other integration efforts.

NOTE 3 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters and nine-month periods ended September 30, 2020 and 2019 are as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2020	2019	2020	2019

(In thousands, except per share information)

Net income	$28,613	$46,327	$52,135	$130,928
Less: Preferred stock dividends	(669)	(669)	(2,007)	(2,007)
Net income attributable to common stockholders	$27,944	$45,658	$50,128	$128,921
Weighted-Average Shares:
Average common shares outstanding	216,922	216,690	216,876	216,569
Average potential dilutive common shares	793	537	657	484
Average common shares outstanding - assuming dilution	217,715	217,227	217,533	217,053
Earnings per common share:
Basic	$0.13	$0.21	$0.23	$0.60
Diluted	$0.13	$0.21	$0.23	$0.59

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

NOTE 4 – STOCK-BASED COMPENSATION

On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of the then-effective Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, cash-based awards and other stock-based awards. The Omnibus Plan authorizes the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. As of September 30, 2020, 5,676,265 authorized shares of common stock were available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation and Benefits Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Restricted Stock

Under the Omnibus Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted stock is subject to forfeiture and does not contain non-forfeitable dividend rights, participants may exercise full voting rights with respect to the shares of restricted stock granted to them. The restricted stock granted under the Omnibus Plan is typically subject to a vesting period. During the first nine months of 2020, the Corporation awarded to its independent directors 53,634 shares of restricted stock that are subject to one-year vesting. In addition, during the first nine months of 2020, the Corporation awarded 851,673 shares of restricted stock to employees; fifty percent (50%) of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 851,673 shares of restricted stock were 47,194 shares granted to retirement-eligible employees. The total expense determined for the restricted stock awarded to retirement-eligible employees was charged against earnings as of the grant date. During the first nine months of 2019, the Corporation awarded to its independent directors 51,841 shares of restricted stock that were subject to one-year vesting periods. In addition, during the first nine months of 2019, the Corporation awarded 262,371 shares of restricted stock to employees; 50% of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 262,371 shares of restricted stock were 13,308 shares granted to retirement-eligible employees. The fair value of the shares of restricted stock granted in the first nine months of 2020 and 2019 was based on the market price of the Corporation’s outstanding common stock on the date of the respective grant.

The following table summarizes the restricted stock activity in the first nine months of 2020 under the Omnibus Plan:

	Nine-Month Period Ended
	September 30, 2020

	Number of shares	Weighted-Average
	of restricted	Grant Date
	stock	Fair Value

Unvested shares outstanding at beginning of year	644,805	$8.51
Granted	905,307	4.15
Forfeited	(3,086)	6.07
Vested	(232,466)	7.23
Unvested shares outstanding as of September 30, 2020	1,314,560	$5.74

For the quarter and nine-month period ended September 30, 2020, the Corporation recognized $0.8 million and $2.4 million, respectively, of stock-based compensation expense related to restricted stock awards, compared to $0.7 million and $2.2 million for the same periods in 2019, respectively. As of September 30, 2020, there was $3.9 million of total unrecognized compensation cost related to unvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost was 1.6 years as of September 30, 2020.

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

Performance Units

Under the Omnibus Plan, the Corporation may award performance units to Omnibus Plan participants. During the first nine months of 2020, the Corporation granted 502,307 units to executives, with each unit representing the value of one share of the Corporation’s common stock. The performance units granted in 2020 are for the performance period beginning January 1, 2020 and ending on December 31, 2022 and are subject to three-year service periods from the date of grant. These awards do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock. The performance units will vest based on the achievement of a pre-established tangible book value per share target as of December 31, 2022. All of the performance units will vest if performance is at the pre-established performance target level or above. However, the participants may vest with respect to 50% of the awards to the extent that performance is below the target but at 80% of the pre-established performance target level (the “80% minimum threshold”), which is measured based upon the growth in the tangible book value during the performance cycle. If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold.

During the first nine months of 2019, the Corporation awarded 200,053 performance units to executives. The performance units granted in 2019 are for the performance period beginning January 1, 2019 and ending on December 31, 2021 and are subject to three-year service periods from the date of grant and a pre-established performance target level as described above.

The following table summarizes the performance units activity in the first nine months of 2020 under the Omnibus Plan:

Nine-Month Period Ended
(Number of units)	September 30, 2020
Performance units at beginning of year	504,461
Additions	502,307
Performance units at September 30, 2020	1,006,768

The fair values of the performance units awarded in the first nine months of 2020 and 2019 were based on the market price of the Corporation’s outstanding common stock on the respective date of the grant. For the quarter and nine-month period ended September 30, 2020, the Corporation recognized $0.5 million and $1.3 million, respectively, of stock-based compensation expense related to performance units, compared to $0.3 million and $0.8 million for the same periods in 2019, respectively. As of September 30, 2020, there was $3.1 million of total unrecognized compensation cost related to unvested performance units that the Corporation expects to recognize over the next three years. The total amount of compensation expense recognized reflects management’s assessment of the probability that the pre-established performance goal will be achieved. The Corporation will recognize a cumulative adjustment to compensation expense in the then-current period to reflect any changes in the probability of achievement of the performance goals.

Other awards

Under the Omnibus Plan, the Corporation may grant shares of unrestricted stock to plan participants. During the third quarter of 2020, the Corporation granted to its independent directors 19,157 shares of unrestricted stock that were fully vested at the time of the grant date. For the quarter ended September 30, 2020, the Corporation recognized $0.1 million of stock-based compensation expense related to unrestricted stock awards. There were no grants of unrestricted stock in 2019.

Shares withheld

During the first nine months of 2020, the Corporation withheld 51,814 shares (first nine months of 2019 – 176,015 shares) of the restricted stock that vested during such period to cover the officers’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid in cash any fractional share of salary stock to which an officer was entitled. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses recorded in OCI, allowance for credit losses, estimated fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of September 30, 2020 were as follows:

	September 30, 2020
	Amortized cost			Allowance for Credit Losses	Fair value
		Gross Unrealized				Weighted-
		gains	losses			average yield%
(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,493	$38	$-	$-	$7,531	1.65

U.S. government-sponsored
agencies' obligations:
Due within one year	34,442	402	-	-	34,844	1.82
After 1 to 5 years	544,175	813	958	-	544,030	0.80
After 5 to 10 years	117,940	671	181	-	118,430	1.41
After 10 years	21,820	-	144	-	21,676	0.65

Puerto Rico government obligations:
After 5 to 10 years	4,000	16	-	-	4,016	5.12
After 10 years (1)	4,043	-	828	308	2,907	6.97

United States and Puerto Rico
government obligations	733,913	1,940	2,111	308	733,434	1.01

MBS:
Freddie Mac (“FHLMC”) certificates:
Due within one year	83	8	-	-	91	4.86
After 5 to 10 years	66,337	2,939	-	-	69,276	2.15
After 10 years	579,684	12,331	139	-	591,876	1.73
	646,104	15,278	139	-	661,243	1.77

Ginnie Mae (“GNMA”) certificates:
Due within one year	2	-	-	-	2	2.89
After 1 to 5 years	29,736	1,141	-	-	30,877	2.92
After 5 to 10 years	44,804	121	107	-	44,818	0.61
After 10 years	690,171	13,154	330	-	702,995	1.52
	764,713	14,416	437	-	778,692	1.52
Fannie Mae (“FNMA”) certificates:
After 1 to 5 years	24,823	1,159	-	-	25,982	2.80
After 5 to 10 years	114,332	5,882	-	-	120,214	2.12
After 10 years	709,800	19,848	399	-	729,249	1.95
	848,955	26,889	399	-	875,445	2.00
Collateralized mortgage obligations
issued or guaranteed by the FHLMC,		`
FNMA and GNMA:
After 1 to 5 years	581	-	1	-	580	0.82
After 5 to 10 years	20,055	123	-	-	20,178	0.80
After 10 years	214,437	1,375	224	-	215,588	1.87
	235,073	1,498	225	-	236,346	1.77
Private label:
After 10 years	13,547	-	3,630	1,078	8,839	2.22
Total MBS	2,508,392	58,081	4,830	1,078	2,560,565	1.77

Other
After 1 to 5 years	650	-	-	-	650	2.94

Total investment securities
available for sale	$3,242,955	$60,021	$6,941	$1,386	$3,294,649	1.60

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

Maturities of MBS are based on the period of final contractual maturity. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted-average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale is presented as part of OCI.

The following tables show the Corporation’s available-for-sale investment securities fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2020 and December 31, 2019. The tables also include debt securities for which an ACL was recorded as of September 30, 2020 or a credit loss was charged against the amortized cost basis of the debt security prior to the adoption of ASC 326 on January 1, 2020.

	As of September 30, 2020
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,907	$828	$2,907	$828
U.S. Treasury and U.S. government
agenciesʼ obligations	242,648	1,131	20,985	152	263,633	1,283
MBS:
FNMA	147,286	399	-	-	147,286	399
FHLMC	96,439	139	-	-	96,439	139
GNMA	122,052	437	-	-	122,052	437
Collateralized mortgage obligations
issued or guaranteed by the
FHLMC, FNMA and GNMA	80,135	139	10,023	86	90,158	225
Private label MBS	-	-	8,839	3,630	8,839	3,630
	$688,560	$2,245	$42,754	$4,696	$731,314	$6,941

	As of December 31, 2019
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,974	$1,192	$2,974	$1,192
U.S. Treasury and U.S. government
agenciesʼ obligations	45,073	172	99,764	252	144,837	424
MBS:
FNMA	58,668	499	173,708	1,353	232,376	1,852
FHLMC	74,134	270	63,864	716	137,998	986
GNMA	79,145	472	7,203	28	86,348	500
Collateralized mortgage obligations
issued or guaranteed by the
FHLMC, FNMA and GNMA	21,873	221	-	-	21,873	221
Private label MBS	-	-	11,116	4,881	11,116	4,881
	$278,893	$1,634	$358,629	$8,422	$637,522	$10,056

During the first nine months of 2020, proceeds from sales of available-for-sale investment securities amounted to $1.1 billion, including gross realized gains of $13.5 million and gross unrealized losses of $0.1 million. The $13.4 million net gain on tax-exempt securities or realized at the tax-exempt international banking entity subsidiary, had no effect in the income tax expense recorded for the first nine months of 2020.

Assessment for Credit Losses

Debt securities issued by U.S. government agencies, U.S. GSEs, and the U.S. Treasury, including notes and MBS, accounted for approximately 99% of the total available-for-sale portfolio as of September 30, 2020, and the Corporation expects no credit losses, given the explicit and implicit guarantees provided by the U.S. federal government. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Corporation does not have the intent to sell these U.S. government and agencies debt securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider impairments on these securities to be credit related as of September 30, 2020. The Corporation’s credit loss assessment was concentrated mainly on private label MBS, and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss existed and the period over which the debt security was expected to recover:

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

The Corporation’s available-for-sale MBS portfolio included private label MBS with a fair value of $8.8 million, which had unrealized losses of approximately $4.7 million as of September 30, 2020 of which $1.1 million is due to credit deterioration and was charged against earnings through an ACL. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon on the underlying collateral. The underlying collateral are fixed-rate, single-family residential mortgage loans in the United States with original FICO scores over 700 and moderate loan-to-value ratios (under 80%), as well as moderate delinquency levels. As of September 30, 2020, the Corporation did not have the intent to sell these securities and determined that it was likely that it will not be required to sell the securities before anticipated recovery. The Corporation determined the ACL for private label MBS based on a risk-adjusted discounted cash flow methodology that considers the structure and terms of the instruments. The Corporation utilized PDs and LGDs that consider, among other things, historical payment performance, loan-to value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates and the housing price index. Under this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs derived from the above-described methodology, were discounted at the effective interest rate as of the reporting date. Significant assumptions in the valuation of the private label MBS were as follows:

	As of			As of
	September 30, 2020			December 31, 2019
	Weighted	Range		Weighted	Range
	Average	Minimum	Maximum	Average	Minimum	Maximum

Discount rate	12.4%	12.4%	12.4%	13.7%	13.7%	13.7%
Prepayment rate	10.9%	2.6%	13.7%	7.9%	6.8%	10.3%
Projected Cumulative Loss Rate	11.8%	2.4%	26.3%	2.8%	0.0%	7.4%

The Corporation evaluates if a credit loss exists, primarily by monitoring adverse variances in the present value of expected cash flows. As of September 30, 2020, the ACL for these private label MBS was $1.1 million, consisting of a $1.4 million provision recorded in the first half of 2020 and charge-offs of $0.2 million taken against the reserve in the third quarter of 2020. The ACL established was based on a decline in the present value of expected cash flows taking into consideration the effect of a deterioration in forecasted economic conditions due to the COVID-19 pandemic.

As of September 30, 2020, the Corporation’s available-for-sale investment securities portfolio also included bonds of the PRHFA with a fair value of $6.9 million, which had unrealized net losses of approximately $1.1 million. These bonds include a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages with a fair value of $2.9 million, which had an unrealized loss of $1.1 million as of September 30, 2020, of which $0.3 million was due to credit deterioration and was charged against the provision for credit losses. The underlying second mortgage loans were originated under a program launched by the Puerto Rico government in 2010. This residential pass-through MBS was structured as a zero-coupon bond for the first ten years (up to July 2019). The underlying source of payment on this residential pass-through MBS is second mortgage loans in Puerto Rico. PRHFA, not the Puerto Rico government, provides a guarantee in the event of default and subsequent foreclosure of the properties underlying the second mortgage loans. Based on the quarterly analysis performed, in the second quarter of 2020, the Corporation recorded charges to the provision for credit losses of $0.3 million for this residential pass-through MBS. The Corporation determined the ACL on this instrument based on a risk-adjusted discounted cash flow methodology that considers the structure and terms of the underlying collateral. The Corporation utilized PDs and LGDs that considered, among other things, historical payment performance, loan-to value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, the housing price index and expected recovery from the PRHFA guarantee. Under this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs derived from the above-described methodology, were discounted at the internal rate of return as of the reporting date and compared to the amortized cost. In the event that the second mortgage loans default and the collateral is insufficient to satisfy the outstanding balance of this residential pass-through MBS, PRHFA’s ability to honor its insurance will depend on, among other factors, the financial condition of PRHFA at the time such obligation becomes due and payable. Further deterioration of the Puerto Rico economy or fiscal health of the PRHFA could impact the value of these securities, resulting in additional losses to the Corporation. As of September 30, 2020, the Corporation did not have the intent to sell this security and determined that it was likely that it will not be required to sell the security before its anticipated recovery.

The following table presents a rollforward by major security type for the quarter and nine-month period ended September 30, 2020 of the ACL on debt securities available-for-sale:

	Quarter Ended September 30, 2020
	Private label MBS	Puerto Rico Government Obligations	Total

(In thousands)
Beginning Balance	$1,323	$308	$1,631
Additions for securities for which no previous expected credit
losses were recognized (provision for credit losses)	-	-	-
Addition for securities for which previous expected credit losses
were recognized (provision for credit losses)	-	-	-
Net charge-offs	(245)	-	(245)
	$1,078	$308	$1,386

	Nine-Month Period Ended September 30, 2020
	Private label MBS	Puerto Rico Government Obligations	Total

(In thousands)
Beginning Balance	$-	$-	$-
Additions for securities for which no previous expected credit
losses were recognized (provision for credit losses)	-	308	308
Addition for securities for which previous expected credit losses
were recognized (provision for credit losses)	1,323	-	1,323
Net charge-offs	(245)	-	(245)

$1,078	$308	$1,386

During the third quarter and first nine months of 2019, the Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	Quarter Ended	Nine-Month Period Ended
	September 30,	September 30,
	2019	2019
(In thousands)
Total OTTI losses	$(557)	$(557)
Portion of OTTI recognized in OCI	60	60
Net impairment losses recognized in earnings (1)	$(497)	$(497)

(1)

Prior to the adoption of CECL on January 1, 2020, credit-related impairment recognized in earnings was reported as part of net gain (loss) on investment securities in the consolidated statements of income rather than as a provision for credit losses.

Investments Held to Maturity

The amortized cost, gross unrecognized gains and losses, estimated fair value, ACL, weighted-average yield and contractual maturities of investment securities held to maturity as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	Amortized cost			Fair value	Allowance for Credit Losses
		Gross Unrecognized
(Dollars in thousands)		Gains	Losses			Weighted- average yield%

Puerto Rico municipal bonds:
Due within one year	$550	$-	$26	$524	$133	5.41
After 1 to 5 years	17,203	-	611	16,592	375	3.11
After 5 to 10 years	88,224	-	5,387	82,837	3,773	4.68
After 10 years	83,179	-	16,158	67,021	5,895	3.62
Total investment securities
held to maturity	$189,156	$-	$22,182	$166,974	$10,176	4.07

	December 31, 2019
	Amortized cost			Fair value
		Gross Unrecognized
(Dollars in thousands)		Gains	Losses		Weighted- average yield%

Puerto Rico municipal bonds:
Due within one year	$321	$-	$6	$315	5.84
After 1 to 5 years	8,264	-	736	7,528	5.18
After 5 to 10 years	56,511	-	8,646	47,865	5.77
After 10 years	73,579	-	18,913	54,666	5.44
Total investment securities
held to maturity	$138,675	$-	$28,301	$110,374	5.56

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrecognized loss position, as of September 30, 2020 and December 31, 2019, including debt securities for which an ACL was recorded as of September 30, 2020:

As of September 30, 2020
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico municipal bonds	$55,643	$1,269	$111,331	$20,913	$166,974	$22,182

As of December 31, 2019
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico municipal bonds	$-	$-	$110,374	$28,301	$110,374	$28,301

The Corporation determines the ACL of Puerto Rico municipal bonds based on the product of a cumulative PD and LGD, and the amortized cost basis of the bonds over their remaining expected life as described in Note 1 – Basis of Presentation and Significant Accounting Policies, above.

The Corporation performs periodic credit quality reviews on these issuers. All of the Puerto Rico municipal bonds were current as to scheduled contractual payments as of September 30, 2020. Upon adoption of CECL on January 1, 2020, the Corporation recognized an ACL for held-to-maturity securities of approximately $8.1 million as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in retained earnings, net of applicable income taxes. The Puerto Rico municipal bonds had an ACL of $10.2 million as of September 30, 2020, including the $8.1 million effect of adopting CECL, a $1.3 million initial ACL established for PCD debt securities with a fair value of $55.5 million acquired in the BSPR acquisition, and a $0.8 million charge to the provision recorded in the first nine months of 2020 primarily reflecting the effect of the deteriorating economic outlook due to the COVID-19 pandemic on the macroeconomic variables used for the determination of the PD and LGD used in the model.

The following table presents the activity in the ACL for debt securities held to maturity by major security type for the quarter and nine-month period ended September 30, 2020:

	Puerto Rico Municipal Bonds
	Quarter Ended	Nine-Month Period Ended
	September 30, 2020	September 30, 2020

(In thousands)
Beginning Balance	$9,268	$-
Impact of adopting ASC 326	-	8,134
Initial allowance on PCD debt securities	1,269	1,269
Provision for credit losses	(361)	773
	$10,176	$10,176

PCD Debt Securities

Upon the adoption of ASC 326, acquired held-to-maturity debt securities classified as PCD are recorded at an initial amortized cost, which is comprised of the purchase price of the debt securities (or initial fair value) and the initial ACL determined for the debt securities, which represents the fair value credit discount, which is added to the purchase price of the debt securities, and any resulting premium or discount related to factors other than credit.

Upon the adoption of ASC 326, acquired loans classified as PCD are recorded at an initial amortized cost, which is comprised of the purchase price of the loans (or initial fair value) and the initial ACL determined for the loans, which represents the fair value credit discount, and any resulting premium or discount related to factors other than credit.

The following table reconciles the difference between the purchase price of the PCD held-to-maturity debt securities acquired in the BSPR acquisition and the par value:

(In thousands)
Puerto Rico Municipal Bonds

Purchase price of debt securities at acquisition (initial fair value)	$55,532
Allowance for credit losses at acquisition	1,269
Non-credit discount at acquisition	10,281
Par value of acquired debt securities at acquisition	$67,082

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

From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and are classified as money market investments in the consolidated statements of financial condition. As of September 30, 2020 and December 31, 2019, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

Credit Quality Indicators:

As mentioned in Note 1 – Basis of Presentation and Significant Accounting Policies, above, the held-to-maturity investment securities portfolio consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Corporation monitors the credit quality of Puerto Rico municipal bonds held-to-maturity through the use of internal credit-risk ratings, which are generally updated on a quarterly basis. The Corporation considers a debt security held-to-maturity as a criticized asset if its risk rating is Special Mention, Substandard, Doubtful or Loss. Puerto Rico municipal bonds that do not meet the criteria for classification as criticized assets are considered to be pass-rated securities. The asset categories are defined below:

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

The following table summarizes the amortized cost of debt securities held-to-maturity as of September 30, 2020 and December 31, 2019, aggregated by credit quality indicator:

	Held to Maturity
	Puerto Rico Municipal Bonds
	September 30,	December 31
(In thousands)	2020	2019
Risk Ratings:
Pass	$189,156	$138,675
Criticized:
Special Mention	-	-
Substandard	-	-
Doubtful	-	-
Loss	-	-
Total	$189,156	$138,675

No held-to-maturity debt securities were on nonaccrual status, 90 days past due and still accruing, or past due as of September 30, 2020 and December 31, 2019. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement.

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

As of September 30, 2020 and December 31, 2019, the Corporation had investments in FHLB stock carried at a cost of $33.5 million and $34.1 million, respectively. Dividend income from FHLB stock for the quarter and nine-month period ended September 30, 2020 was $0.4 million and $1.5 million, respectively, compared to $0.7 million and $2.0 million for the quarter and nine-month period ended September 30, 2019, respectively.

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

As of September 30, 2020 and December 31, 2019, the Corporation owned other equity securities with a readily determinable fair value of approximately $1.5 million and $1.4 million, respectively. During the quarter and nine-month period ended September 30, 2020, the Corporation recognized a marked-to-market loss of $3 thousand and a marked-to-market gain of $40 thousand, respectively, associated with these securities, which recorded as part of other non-interest income in the consolidated statements of income as compared with a $2 thousand marked-to-market loss for the third quarter of 2019 and $10 thousand marked-to-market gain for the nine-month period ended September 30, 2019. In addition, the Corporation had other equity securities that do not have a readily-determinable fair value. The carrying value of such securities as of September 30, 2020 and December 31, 2019 was $4.3 million and $2.8 million, respectively.

NOTE 7 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment as of the indicated dates:

	As of September 30,	As of December 31,
	2020	2019
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,636,713	$2,933,773
Construction loans	191,356	111,317
Commercial mortgage loans	2,220,277	1,444,586
Commercial and Industrial loans (1) (2)	3,226,843	2,230,876
Consumer loans	2,572,086	2,281,653
Loans held for investment (3)(4)	11,847,275	9,002,205
Allowance for credit losses on loans and finance leases	(384,718)	(155,139)
Loans held for investment, net	$11,462,557	$8,847,066

(1)As of September 30, 2020, includes $453.4 million of SBA PPP loans.

(2)As of September 30, 2020 and December 31, 2019, includes $1.0 billion and $719.0 million, respectively, of commercial loans that were secured by real estate but are not dependent upon the real estate for repayment.

(3) Refer to Note 2 – Business Combination, above, for details about the loans acquired in the BSPR acquisition.

(4) Includes accretable fair value net purchase discounts of $51.8 million and $15.1 million as of September 30, 2020 and December 31, 2019, respectively.

The following tables present by portfolio classes the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of September 30, 2020 and December 31, 2019 and the interest income recognized on nonaccrual loans for the quarter and nine-month period ended September 30, 2020:

	As of September 30, 2020				Quarter Ended September 30, 2020	Nine-Month Period Ended September 30, 2020	As of December 31, 2019
Puerto Rico and Virgin Islands region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans (2)	Loans Past Due 90 days or more and Still Accruing (3)	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing (3)
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$110,882	$-	$-	$-	$81,011
Conventional residential mortgage loans	9,697	98,600	108,297	40,595	269	835	108,117	40,208
Construction loans	956	12,134	13,090	-	19	61	9,782	-
Commercial mortgage loans	11,437	18,214	29,651	3,328	35	142	40,076	2,222
Commercial and Industrial loans	6,445	13,444	19,889	1,014	24	67	18,458	7,061
Consumer Loans:
Auto loans	-	9,071	9,071	-	17	138	12,057	-
Finance leases	-	879	879	-	2	23	1,354	-
Personal loans	-	1,445	1,445	-	8	36	1,523	-
Credit cards	-	-	-	1,340	-	-	-	4,411
Other consumer loans	-	3,003	3,003	-	-	5	5,016	-
Total loans held for investment (1)	$28,535	$156,790	$185,325	$157,159	$374	$1,307	$196,383	$134,913

(1)Nonaccrual loans exclude $390.1 million and $388.4 million of TDR loans that were in compliance with modified terms and in accrual status as of September 30, 2020 and December 31, 2019, respectively.

(2)Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of ASC 326 and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of September 30, 2020 and December 31, 2019 was $133.2 million and $136.7 million, respectively.

(3)These include loans rebooked, which were previously pooled into GNMA securities amounting to $17.7 million and $35.3 million as of September 30, 2020 and December 31, 2019, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability. During the third quarter and first nine months of 2020, the Corporation repurchased, pursuant to the aforementioned repurchase option $52.0 million and $55.0 million, respectively, of loans previously sold to GNMA.

	As of September 30, 2020				Quarter Ended September 30, 2020	Nine-Month Period Ended September 30, 2020	As of December 31, 2019
Florida region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$250	$-	$-	$-	$129
Conventional residential mortgage loans	190	14,310	14,500	-	19	134	13,291	-
Construction loans	-	-	-	-	-	-	-	-
Commercial mortgage loans	-	-	-	-	-	-	-	-
Commercial and Industrial loans	247	746	993	-	19	52	315	-
Consumer Loans:
Auto loans	-	-	-	-	-	-	163	-
Finance leases	-	-	-	-	-	-	-	-
Personal loans	-	-	-	-	-	-	5	-
Credit cards	-	-	-	-	-	-	-	-
Other consumer loans	-	472	472	1	-	4	511	-
Total loans held for investment (1)	$437	$15,528	$15,965	$251	$38	$190	$14,285	$129

(1)Nonaccrual loans exclude $9.5 million and $9.9 million of TDR loans that were in compliance with modified terms and in accrual status as of September 30, 2020 and December 31, 2019, respectively.

	As of September 30, 2020				Quarter Ended September 30, 2020	Nine-Month Period Ended September 30, 2020	As of December 31, 2019
Total	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans (2)	Loans Past Due 90 days or more and Still Accruing (3)	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing (3)
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$111,132	$-	$-	$-	$81,140
Conventional residential mortgage loans	9,887	112,910	122,797	40,595	288	969	121,408	40,208
Construction loans	956	12,134	13,090	-	19	61	9,782	-
Commercial mortgage loans	11,437	18,214	29,651	3,328	35	142	40,076	2,222
Commercial and Industrial loans	6,692	14,190	20,882	1,014	43	119	18,773	7,061
Consumer Loans:
Auto loans	-	9,071	9,071	-	17	138	12,220	-
Finance leases	-	879	879	-	2	23	1,354	-
Personal loans	-	1,445	1,445	-	8	36	1,528	-
Credit cards	-	-	-	1,340	-	-	-	4,411
Other consumer loans	-	3,475	3,475	1	-	9	5,527	-
Total loans held for investment (1)	$28,972	$172,318	$201,290	$157,410	$412	$1,497	$210,668	$135,042

(1)Nonaccrual loans exclude $399.7 million and $398.3 million of TDR loans that were in compliance with modified terms and in accrual status as of September 30, 2020 and December 31, 2019, respectively.

(2)Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of ASC 326 and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of September 30, 2020 and December 31, 2019 was $133.2 million and $136.7 million, respectively.

(3)These include loans rebooked, which were previously pooled into GNMA securities amounting to $17.7 million and $35.3 million as of September 30, 2020 and December 31, 2019, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability. During the third quarter and first nine months of 2020, the Corporation repurchased, pursuant to the aforementioned repurchase option $52.0 million and $55.0 million, respectively, of loans previously sold to GNMA.

As of September 30, 2020, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $177.8 million, including $60.4 million of loans insured by the FHA or guaranteed by the VA, and $18.9 million of PCD loans acquired prior to the adoption, on January 1, 2020, of ASC 326 and for which the Corporation made the accounting policy election of maintaining pools of loans previously accounted for under ASC 310-30 as “units of account.” The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent in accordance with the requirements of the Consumer Financial Protection Bureau (“CFPB”). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (i.e., Puerto Rico, Florida and the USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (i.e., the BVI) is processed without court intervention. Foreclosure timelines vary according to local jurisdiction law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues.

The Corporation’s aging of the loan portfolio held for investment by portfolio classes as of September 30, 2020 is as follows:

As of September 30, 2020
Puerto Rico and Virgin Islands region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$3,448	$110,882	$114,330	$47,296	$161,626
Conventional residential mortgage loans (2) (4)	-	40,833	148,892	189,725	2,749,008	2,938,733
Commercial loans:
Construction loans (4)	592	1,797	13,090	15,479	54,527	70,006
Commercial mortgage loans (4)	973	6,426	32,979	40,378	1,793,903	1,834,281
Commercial and Industrial loans	11,445	844	20,903	33,192	2,254,403	2,287,595
Consumer loans:
Auto loans	14,224	2,784	9,071	26,079	1,198,284	1,224,363
Finance leases	5,528	1,608	879	8,015	450,366	458,381
Personal loans	3,556	2,426	1,445	7,427	380,133	387,560
Credit cards	1,085	810	1,340	3,235	324,414	327,649
Other consumer loans	1,183	1,134	3,003	5,320	138,687	144,007
Total loans held for investment	$38,586	$62,110	$342,484	$443,180	$9,391,021	$9,834,201

(1)Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $54.1 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(3)As of September 30, 2020, includes $17.7 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days as of September 30, 2020 amounted to $6.1 million, $96.6 million, $6.7 million, and $0.5 million, respectively.

As of September 30, 2020
Florida region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2)	$-	$-	$250	$250	$926	$1,176
Conventional residential mortgage loans (3)	-	262	14,500	14,762	520,416	535,178
Commercial loans:
Construction loans	4,320	-	-	4,320	117,030	121,350
Commercial mortgage loans	1,195	354	-	1,549	384,447	385,996
Commercial and Industrial loans	1,535	644	993	3,172	936,076	939,248
Consumer loans:
Auto loans	600	576	-	1,176	20,341	21,517
Finance leases	-	-	-	-	-	-
Personal loans	-	-	-	-	133	133
Credit cards	-	-	-	-	-	-
Other consumer loans	196	-	473	669	7,807	8,476
Total loans held for investment	$7,846	$1,836	$16,216	$25,898	$1,987,176	$2,013,074

(1)Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans).

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. No residential mortgage loans insured by the FHA in the Florida region were over 15 months delinquent as of September 30, 2020.

(3)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, and commercial mortgage loans past due 30-59 days as of September 30, 2020 amounted to $0.2 million, $14.4 million, and $1.6 million, respectively.

As of September 30, 2020
Total	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$3,448	$111,132	$114,580	$48,222	$162,802
Conventional residential mortgage loans (2) (4)	-	41,095	163,392	204,487	3,269,424	3,473,911
Commercial loans:
Construction loans (4)	4,912	1,797	13,090	19,799	171,557	191,356
Commercial mortgage loans (4)	2,168	6,780	32,979	41,927	2,178,350	2,220,277
Commercial and Industrial loans	12,980	1,488	21,896	36,364	3,190,479	3,226,843
Consumer loans:
Auto loans	14,824	3,360	9,071	27,255	1,218,625	1,245,880
Finance leases	5,528	1,608	879	8,015	450,366	458,381
Personal loans	3,556	2,426	1,445	7,427	380,266	387,693
Credit cards	1,085	810	1,340	3,235	324,414	327,649
Other consumer loans	1,379	1,134	3,476	5,989	146,494	152,483
Total loans held for investment	$46,432	$63,946	$358,700	$469,078	$11,378,197	$11,847,275

(1)Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $54.1 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(3)As of September 30, 2020, includes $17.7 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days as of September 30, 2020 amounted to $6.3 million, $111.0 million, $8.3 million, and $0.5 million, respectively.

The Corporation’s aging of the loan portfolio held for investment by portfolio classes as of December 31, 2019 is as follows:

As of December 31, 2019
Puerto Rico and Virgin Islands region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,068	$81,011	$83,079	$39,350	$122,429
Conventional residential mortgage loans (2) (4)	-	83,308	148,325	231,633	2,013,525	2,245,158
Commercial loans:
Construction loans (4)	-	105	9,782	9,887	38,359	48,246
Commercial mortgage loans (4)	-	2,681	42,298	44,979	1,034,921	1,079,900
Commercial and Industrial loans	1,454	105	25,519	27,078	1,364,335	1,391,413
Consumer loans:
Auto loans	35,163	8,267	12,057	55,487	1,048,873	1,104,360
Finance leases	6,501	1,402	1,354	9,257	405,275	414,532
Personal loans	4,008	2,084	1,523	7,615	266,478	274,093
Credit cards	2,896	2,096	4,411	9,403	282,887	292,290
Other consumer loans	3,870	1,575	5,016	10,461	145,395	155,856
Total loans held for investment	$53,892	$103,691	$331,296	$488,879	$6,639,398	$7,128,277

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

As of December 31, 2019
Total	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,068	$81,140	$83,208	$40,701	$123,909
Conventional residential mortgage loans (2) (4)	-	85,501	161,616	247,117	2,562,747	2,809,864
Commercial loans:
Construction loans (4)	-	105	9,782	9,887	101,430	111,317
Commercial mortgage loans (4)	-	3,551	42,298	45,849	1,398,737	1,444,586
Commercial and Industrial loans	1,785	105	25,834	27,724	2,203,152	2,230,876
Consumer loans:
Auto loans	36,433	8,539	12,220	57,192	1,077,663	1,134,855
Finance leases	6,501	1,402	1,354	9,257	405,275	414,532
Personal loans	4,008	2,084	1,528	7,620	267,255	274,875
Credit cards	2,896	2,096	4,411	9,403	282,887	292,290
Other consumer loans	4,017	1,577	5,527	11,121	153,980	165,101
Total loans held for investment	$55,640	$107,028	$345,710	$508,378	$8,493,827	$9,002,205

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

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes non-homogeneous loans, such as commercial mortgage, commercial and industrial, and construction loans individually to classify the loans’ credit risk. As mentioned above, the Corporation periodically reviews its commercial and construction loan classifications to evaluate if they are properly classified. The frequency of these reviews will depend on the amount of the aggregate outstanding debt, and the risk rating classification of the obligor. In addition, during the renewal and annual review process of applicable credit facilities, the Corporation evaluates the corresponding loan grades. The Corporation uses the same definition for risk ratings as those described for Puerto Rico municipal bonds accounted for as held-to-maturity securities, as discussed in Note 5 – Investment Securities, above.

For residential mortgage and consumer loans, the Corporation also evaluates credit quality based on credit scores and loan-to-value ratios, if applicable.

Based on the most recent analysis performed, the amortized cost of commercial and construction loans by portfolio classes and by origination year based on the internal credit-risk category as of September 30, 2020 and the amortized cost of commercial and construction loans by portfolio classes based on the internal credit-risk category as of December 31, 2019 was as follows:

	As of September 30, 2020
Puerto Rico and Virgin Islands region	Term Loans								As of December 31, 2019
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$11,715	$19,571	$1,814	$15,326	$1,923	$3,304	$-	$53,653	$35,680
Criticized:
Special Mention	-	780	-	-	-	-	-	780	-
Substandard	-	886	4,976	-	5,269	4,442	-	15,573	12,566
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$11,715	$21,237	$6,790	$15,326	$7,192	$7,746	$-	$70,006	$48,246

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$116,046	$286,759	$251,885	$213,998	$172,380	$468,307	$13	$1,509,388	$891,298
Criticized:
Special Mention	-	82,450	53,613	119,255	8,764	11,362	-	275,444	13,080
Substandard	192	97	-	-	673	48,487	-	49,449	175,522
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$116,238	$369,306	$305,498	$333,253	$181,817	$528,156	$13	$1,834,281	$1,079,900

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$583,697	$421,939	$237,053	$223,065	$110,127	$264,373	$336,286	$2,176,540	$1,321,804
Criticized:
Special Mention	-	-	622	1,753	83	29,537	28,288	60,283	39,327
Substandard	780	1,291	2,722	18,474	1,603	20,363	5,539	50,772	27,265
Doubtful	-	-	-	-	-	-	-	-	2,768
Loss	-	-	-	-	-	-	-	-	249
Total commercial and industrial loans	$584,477	$423,230	$240,397	$243,292	$111,813	$314,273	$370,113	$2,287,595	$1,391,413

			As of September 30, 2020
			Term Loans						As of December 31, 2019
Florida region			Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$58,285	$16,052	$46,581	$-	$-	$-	$432	$121,350	$63,071
Criticized:
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$58,285	$16,052	$46,581	$-	$-	$-	$432	$121,350	$63,071

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$32,808	$81,578	$42,980	$63,317	$29,515	$29,028	$24,503	$303,729	$364,370
Criticized:
Special Mention	-	30,780	6,782	15,181	10,764	17,234	1,200	81,941	-
Substandard	-	-	-	-	-	326	-	326	316
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$32,808	$112,358	$49,762	$78,498	$40,279	$46,588	$25,703	$385,996	$364,686

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$174,368	$265,819	$97,987	$90,122	$11,481	$54,088	$118,274	$812,139	$837,697
Criticized:
Special Mention	5,736	61,703	12,083	6,353	-	-	-	85,875	-
Substandard	38,759	-	-	-	-	1,729	746	41,234	1,766
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$218,863	$327,522	$110,070	$96,475	$11,481	$55,817	$119,020	$939,248	$839,463

	As of September 30, 2020
Total	Term Loans								As of December 31, 2019
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$70,000	$35,623	$48,395	$15,326	$1,923	$3,304	$432	$175,003	$98,751
Criticized:
Special Mention	-	780	-	-	-	-	-	780	-
Substandard	-	886	4,976	-	5,269	4,442	-	15,573	12,566
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$70,000	$37,289	$53,371	$15,326	$7,192	$7,746	$432	$191,356	$111,317

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$148,854	$368,337	$294,865	$277,315	$201,895	$497,335	$24,516	$1,813,117	$1,255,668
Criticized:
Special Mention	-	113,230	60,395	134,436	19,528	28,596	1,200	357,385	13,080
Substandard	192	97	-	-	673	48,813	-	49,775	175,838
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$149,046	$481,664	$355,260	$411,751	$222,096	$574,744	$25,716	$2,220,277	$1,444,586

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$758,065	$687,758	$335,040	$313,187	$121,608	$318,461	$454,560	$2,988,679	$2,159,501
Criticized:
Special Mention	5,736	61,703	12,705	8,106	83	29,537	28,288	146,158	39,327
Substandard	39,539	1,291	2,722	18,474	1,603	22,092	6,285	92,006	29,031
Doubtful	-	-	-	-	-	-	-	-	2,768
Loss	-	-	-	-	-	-	-	-	249
Total commercial and industrial loans	$803,340	$750,752	$350,467	$339,767	$123,294	$370,090	$489,133	$3,226,843	$2,230,876

The following table presents the amortized cost of residential mortgage loans by origination year based on the original loan-to-value-ratio (LTV) and original credit scores as of September 30, 2020 and the amortized cost of residential mortgage loans by original LTV and original credit scores as of December 31, 2019:

	As of September 30, 2020								As of December 31, 2019
	Term Loans
RESIDENTIAL MORTGAGES	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Puerto Rico and Virgin Islands region:
FHA/VA government-guaranteed loans	$235	$2,124	$2,900	$4,987	$10,406	$140,974	$-	$161,626	$122,429
Conventional residential mortgage loans:
Original LTV
Less than or equal to 90 percent	26,931	64,816	104,823	70,490	97,267	1,992,451	-	2,356,778	1,684,340
Greater than 90 percent but less than
or equal to 100 percent	3,514	7,107	8,068	3,956	14,838	439,463	-	476,946	460,879
Greater than 100 percent	-	943	5,480	3,116	7,416	88,054	-	105,009	99,939
Total residential mortgages in
Puerto Rico and Virgin Islands region	$30,680	$74,990	$121,271	$82,549	$129,927	$2,660,942	$-	$3,100,359	$2,367,587

Florida region:
FHA/VA government-guaranteed loans	$-	$-	$-	$287	$-	$889	$-	$1,176	$1,480
Conventional residential mortgage loans:
Original LTV
Less than or equal to 90 percent	22,317	53,217	63,939	92,677	85,259	198,874	-	516,283	549,850
Greater than 90 percent but less than
or equal to 100 percent	6,108	2,041	2,956	4,416	2,336	1,038	-	18,895	14,796
Greater than 100 percent	-	-	-	-	-	-	-	-	60
Total residential mortgages in Florida region	$28,425	$55,258	$66,895	$97,380	$87,595	$200,801	$-	$536,354	$566,186

Total:
FHA/VA government-guaranteed loans	$235	$2,124	$2,900	$5,274	$10,406	$141,863	$-	$162,802	$123,909
Conventional residential mortgage loans:
Original LTV
Less than or equal to 90 percent	49,248	118,033	168,762	163,167	182,526	2,191,325	-	2,873,061	2,234,190
Greater than 90 percent but less than
or equal to 100 percent	9,622	9,148	11,024	8,372	17,174	440,501	-	495,841	475,675
Greater than 100 percent	-	943	5,480	3,116	7,416	88,054	-	105,009	99,999
Total residential mortgages	$59,105	$130,248	$188,166	$179,929	$217,522	$2,861,743	$-	$3,636,713	$2,933,773

	As of September 30, 2020								As of December 31, 2019
	Term Loans
RESIDENTIAL MORTGAGES	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Puerto Rico and Virgin Islands region:
FHA/VA government-guaranteed loans	$235	$2,124	$2,900	$4,987	$10,406	$140,974	$-	$161,626	$122,429
Conventional residential mortgage loans:
Original FICO Score
Less than 620	-	154	466	55	75	321,212	-	321,962	286,754
Greater than or equal to 620
and less than 680	1,873	3,093	8,052	7,703	8,526	494,428	-	523,675	416,766
Greater than or equal to 680
and less than 740	11,013	25,947	42,268	24,329	39,764	708,342	-	851,663	626,291
Greater than or equal to 740	17,559	43,672	67,585	45,475	71,156	995,986	-	1,241,433	915,347
Total residential mortgages in
Puerto Rico and Virgin Islands region	$30,680	$74,990	$121,271	$82,549	$129,927	$2,660,942	$-	$3,100,359	$2,367,587

Florida region:
FHA/VA government-guaranteed loans	$-	$-	$-	$287	$-	$889	$-	$1,176	$1,480
Conventional residential mortgage loans:
Original FICO Score
Less than 620	-	-	2,518	-	-	827	-	3,345	3,485
Greater than or equal to 620
and less than 680	2,789	5,087	3,643	9,519	11,497	17,311	-	49,846	51,164
Greater than or equal to 680
and less than 740	7,460	16,417	14,600	30,645	28,015	43,834	-	140,971	151,544
Greater than or equal to 740	18,176	33,754	46,134	56,929	48,083	137,940	-	341,016	358,513
Total residential mortgages in Florida region	$28,425	$55,258	$66,895	$97,380	$87,595	$200,801	$-	$536,354	$566,186

Total:
FHA/VA government-guaranteed loans	$235	$2,124	$2,900	$5,274	$10,406	$141,863	$-	$162,802	$123,909
Conventional residential mortgage loans:
Original FICO Score
Less than 620	-	154	2,984	55	75	322,039	-	325,307	290,239
Greater than or equal to 620
and less than 680	4,662	8,180	11,695	17,222	20,023	511,739	-	573,521	467,930
Greater than or equal to 680
and less than 740	18,473	42,364	56,868	54,974	67,779	752,176	-	992,634	777,835
Greater than or equal to 740	35,735	77,426	113,719	102,404	119,239	1,133,926	-	1,582,449	1,273,860
Total residential mortgages	$59,105	$130,248	$188,166	$179,929	$217,522	$2,861,743	$-	$3,636,713	$2,933,773

The following tables present the amortized cost of consumer loans by origination year based on original credit scores as of September 30, 2020 and consumer loans based on original credit scores as of December 31, 2019:

CONSUMER	As of September 30, 2020
	Term Loans								As of December 31, 2019
Puerto Rico and Virgin Islands region	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Auto loans
Original FICO score
Less than 620	$31,391	$50,401	$25,674	$11,707	$8,184	$5,751	$-	$133,108	$126,540
Greater than or equal to 620
and less than 680	98,020	150,569	95,019	41,543	20,461	14,333	-	419,945	388,890
Greater than or equal to 680
and less than 740	97,642	131,719	79,695	36,045	19,964	9,589	-	374,654	333,734
Greater than or equal to 740	88,812	101,343	52,210	28,757	18,061	7,473	-	296,656	255,196
Total auto loans	$315,865	$434,032	$252,598	$118,052	$66,670	$37,146	$-	$1,224,363	$1,104,360

Finance leases
Original FICO score
Less than 620	$2,254	$5,685	$4,471	$1,964	$574	$370	$-	$15,318	$15,852
Greater than or equal to 620
and less than 680	21,109	37,767	29,544	13,099	5,311	3,072	-	109,902	100,438
Greater than or equal to 680
and less than 740	38,443	61,025	49,789	19,918	11,924	5,531	-	186,630	170,034
Greater than or equal to 740	34,226	51,664	34,962	10,009	11,071	4,599	-	146,531	128,208
Total finance leases	$96,032	$156,141	$118,766	$44,990	$28,880	$13,572	$-	$458,381	$414,532

Personal loans
Original FICO score
Less than 620	$6,726	$2,969	$2,325	$1,506	$1,138	$2,241	$-	$16,905	$8,197
Greater than or equal to 620
and less than 680	6,829	26,279	10,797	4,296	1,614	1,252	-	51,067	52,712
Greater than or equal to 680
and less than 740	23,047	70,853	33,440	17,803	10,158	6,359	-	161,660	114,147
Greater than or equal to 740	19,862	60,901	34,180	18,082	10,166	5,638	-	148,829	98,668
Unscorable	1,254	2,932	1,971	1,064	721	1,157	-	9,099	369
Total personal loans	$57,718	$163,934	$82,713	$42,751	$23,797	$16,647	$-	$387,560	$274,093

Credit cards
Original FICO score
Less than 620	$-	$-	$-	$-	$-	$-	$13,350	$13,350	$11,247
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	61,980	61,980	57,643
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	142,009	142,009	126,977
Greater than or equal to 740	-	-	-	-	-	-	107,539	107,539	96,423
Unscorable	-	-	-	-	-	-	2,771	2,771	-
Total credit cards	$-	$-	$-	$-	$-	$-	$327,649	$327,649	$292,290

Other consumer loans
Original FICO score
Less than 620	$5,252	$11,803	$3,162	$1,943	$755	$426	$3,239	$26,580	$28,251
Greater than or equal to 620
and less than 680	13,756	27,697	8,034	4,193	1,767	6,343	1,598	63,388	68,727
Greater than or equal to 680
and less than 740	9,571	15,438	5,295	2,468	944	2,326	2,754	38,796	41,914
Greater than or equal to 740	2,270	4,139	1,331	691	281	440	1,422	10,574	13,359
Unscorable	-	-	-	-	-	1,785	2,884	4,669	3,605
Total other consumer loans	$30,849	$59,077	$17,822	$9,295	$3,747	$11,320	$11,897	$144,007	$155,856

Total consumer loans in Puerto Rico and Virgin Islands region	$500,464	$813,184	$471,899	$215,088	$123,094	$78,685	$339,546	$2,541,960	$2,241,131

CONSUMER	As of September 30, 2020
	Term Loans								As of December 31, 2019
Florida region	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Auto loans
Original FICO score
Less than 620	$-	$37	$985	$835	$708	$155	$-	$2,720	$3,857
Greater than or equal to 620
and less than 680	-	573	4,480	3,491	1,624	421	-	10,589	15,052
Greater than or equal to 680
and less than 740	-	440	3,237	1,585	601	150	-	6,013	8,590
Greater than or equal to 740	-	280	1,509	287	101	18	-	2,195	2,996
Total auto loans	$-	$1,330	$10,211	$6,198	$3,034	$744	$-	$21,517	$30,495

Finance leases
Original FICO score
Less than 620	$-	$-	$-	$-	$-	$-	$-	$-	$-
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	-	-	-
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	-	-	-
Greater than or equal to 740	-	-	-	-	-	-	-	-	-
Total finance leases	$-	$-	$-	$-	$-	$-	$-	$-	$-

Personal loans
Original FICO score
Less than 620	$-	$7	$-	$-	$-	$-	$-	$7	$593
Greater than or equal to 620
and less than 680	8	-	-	-	-	-	-	8	-
Greater than or equal to 680
and less than 740	-	44	-	-	-	-	-	44	85
Greater than or equal to 740	4	-	-	70	-	-	-	74	71
Unscorable	-	-	-	-	-	-	-	-	33
Total personal loans	$12	$51	$-	$70	$-	$-	$-	$133	$782

Credit cards
Original FICO score
Less than 620	$-	$-	$-	$-	$-	$-	$-	$-	$-
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	-	-	-
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	-	-	-
Greater than or equal to 740	-	-	-	-	-	-	-	-	-
Total credit cards	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other consumer loans
Original FICO score
Less than 620	$132	$-	$-	$-	$-	$-	$61	$193	$83
Greater than or equal to 620
and less than 680	190	-	-	109	28	617	92	1,036	874
Greater than or equal to 680
and less than 740	179	-	42	50	325	1,189	507	2,292	2,559
Greater than or equal to 740	-	-	-	25	221	2,674	2,035	4,955	5,573
Unscorable	-	-	-	-	-	-	-	-	156
Total other consumer loans	$501	$-	$42	$184	$574	$4,480	$2,695	$8,476	$9,245

Total consumer loans in Florida region	$513	$1,381	$10,253	$6,452	$3,608	$5,224	$2,695	$30,126	$40,522

CONSUMER	As of September 30, 2020
	Term Loans								As of December 31, 2019
Total	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Auto loans
Original FICO score
Less than 620	$31,391	$50,438	$26,659	$12,542	$8,892	$5,906	$-	$135,828	$130,397
Greater than or equal to 620
and less than 680	98,020	151,142	99,499	45,034	22,085	14,754	-	430,534	403,942
Greater than or equal to 680
and less than 740	97,642	132,159	82,932	37,630	20,565	9,739	-	380,667	342,324
Greater than or equal to 740	88,812	101,623	53,719	29,044	18,162	7,491	-	298,851	258,192
Total auto loans	$315,865	$435,362	$262,809	$124,250	$69,704	$37,890	$-	$1,245,880	$1,134,855

Finance leases
Original FICO score
Less than 620	$2,254	$5,685	$4,471	$1,964	$574	$370	$-	$15,318	$15,852
Greater than or equal to 620
and less than 680	21,109	37,767	29,544	13,099	5,311	3,072	-	109,902	100,438
Greater than or equal to 680
and less than 740	38,443	61,025	49,789	19,918	11,924	5,531	-	186,630	170,034
Greater than or equal to 740	34,226	51,664	34,962	10,009	11,071	4,599	-	146,531	128,208
Total finance leases	$96,032	$156,141	$118,766	$44,990	$28,880	$13,572	$-	$458,381	$414,532

Personal loans
Original FICO score
Less than 620	$6,726	$2,976	$2,325	$1,506	$1,138	$2,241	$-	$16,912	$8,790
Greater than or equal to 620
and less than 680	6,837	26,279	10,797	4,296	1,614	1,252	-	51,075	52,712
Greater than or equal to 680
and less than 740	23,047	70,897	33,440	17,803	10,158	6,359	-	161,704	114,232
Greater than or equal to 740	19,866	60,901	34,180	18,152	10,166	5,638	-	148,903	98,739
Unscorable	1,254	2,932	1,971	1,064	721	1,157	-	9,099	402
Total personal loans	$57,730	$163,985	$82,713	$42,821	$23,797	$16,647	$-	$387,693	$274,875

Credit cards
Original FICO score
Less than 620	$-	$-	$-	$-	$-	$-	$13,350	$13,350	$11,247
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	61,980	61,980	57,643
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	142,009	142,009	126,977
Greater than or equal to 740	-	-	-	-	-	-	107,539	107,539	96,423
Unscorable	-	-	-	-	-	-	2,771	2,771	-
Total credit cards	$-	$-	$-	$-	$-	$-	$327,649	$327,649	$292,290

Other consumer loans
Original FICO score
Less than 620	$5,384	$11,803	$3,162	$1,943	$755	$426	$3,300	$26,773	$28,334
Greater than or equal to 620
and less than 680	13,946	27,697	8,034	4,302	1,795	6,960	1,690	64,424	69,601
Greater than or equal to 680
and less than 740	9,750	15,438	5,337	2,518	1,269	3,515	3,261	41,088	44,473
Greater than or equal to 740	2,270	4,139	1,331	716	502	3,114	3,457	15,529	18,932
Unscorable	-	-	-	-	-	1,785	2,884	4,669	3,761
Total other consumer loans	$31,350	$59,077	$17,864	$9,479	$4,321	$15,800	$14,592	$152,483	$165,101

Total consumer loans	$500,977	$814,565	$482,152	$221,540	$126,702	$83,909	$342,241	$2,572,086	$2,281,653

The following tables present information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of September 30, 2020:

	Collateral Dependent Loans - With Specific Allowance		Collateral Dependent Loans - With No Related Specific Allowance	Collateral Dependent Loans - Total
Puerto Rico and Virgin Islands region	Amortized Cost (1)	Related Specific Allowance	Amortized Cost (1)	Amortized Cost (1)	Related Specific Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	99,839	9,935	9,750	109,589	9,935
Commercial loans:
Construction loans	6,036	491	2,686	8,722	491
Commercial mortgage loans	17,978	2,572	39,005	56,983	2,572
Commercial and Industrial loans	30,405	6,475	16,600	47,005	6,475
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	146	5	-	146	5
Credit cards	-	-	-	-	-
Other consumer loans	983	85	-	983	85
	$155,387	$19,563	$68,041	$223,428	$19,563

(1) Excludes accrued interest receivable.

	Collateral Dependent Loans - With Specific Allowance		Collateral Dependent Loans - With No Related Specific Allowance	Collateral Dependent Loans - Total
Florida region	Amortized Cost (1)	Related Specific Allowance	Amortized Cost (1)	Amortized Cost (1)	Related Specific Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	9,376	1,327	-	9,376	1,327
Commercial loans:
Construction loans	-	-	-	-	-
Commercial mortgage loans	-	-	5,211	5,211	-
Commercial and Industrial loans	746	316	247	993	316
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	-	-	-	-	-
Credit cards	-	-	-	-	-
Other consumer loans	248	34	-	248	34
	$10,370	$1,677	$5,458	$15,828	$1,677

(1) Excludes accrued interest receivable.

	Collateral Dependent Loans - With Specific Allowance		Collateral Dependent Loans - With No Related Specific Allowance	Collateral Dependent Loans - Total
Total	Amortized Cost (1)	Related Specific Allowance	Amortized Cost (1)	Amortized Cost (1)	Related Specific Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	109,215	11,262	9,750	118,965	11,262
Commercial loans:
Construction loans	6,036	491	2,686	8,722	491
Commercial mortgage loans	17,978	2,572	44,216	62,194	2,572
Commercial and Industrial loans	31,151	6,791	16,847	47,998	6,791
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	146	5	-	146	5
Credit cards	-	-	-	-	-
Other consumer loans	1,231	119	-	1,231	119
	$165,757	$21,240	$73,499	$239,256	$21,240

(1) Excludes accrued interest receivable.

The underlying collateral for residential mortgage and consumer collateral dependent loans consisted of single-family residential properties, and for commercial and construction loans consisted primarily of office buildings, multifamily residential properties, and retail establishments. The weighted-average loan-to-value coverage for collateral dependent loans as of September 30, 2020 was 84%. There were no significant changes in the extent to which collateral secures the Corporation’s collateral dependent financial assets during the third quarter and first nine months of 2020.

PCD and PCI Loans

Prior to the adoption of ASC 326, the Corporation accounted for PCI loans and income recognition thereunder in accordance with ASC Subtopic 310-30. PCI loans are loans that as of the date of their acquisition have experienced deterioration in credit quality between origination and acquisition and for which it was probable at acquisition that not all contractually required payments would be collected. Following the adoption of ASC 326 on January 1, 2020, the Corporation analyzes acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as PCD loans. Please also see Note 1 – Basis of Presentation and Significant Accounting Policies, above, for more information concerning the Corporation’s accounting for PCD loans.

Prior to the adoption of ASC 326, the Corporation identified the amount by which the undiscounted expected future cash flows on PCI loans exceeded the estimated fair value of the loan on the date of acquisition as the “accretable yield,” representing the amount of estimated future interest income on the loan. The amount of accretable yield was re-measured at each financial reporting date, representing the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loan. Following the adoption of ASC 326, the Corporation accounts for interest income on PCD loans using the interest method, whereby any purchase non-credit discounts or premiums are accreted or amortized into interest income as an adjustment of the loan’s yield.

Upon the adoption of ASC 326, acquired loans classified as PCD are recorded at an initial amortized cost, which is comprised of the purchase price of the loans (or initial fair value) and the initial ACL determined for the loans, which represents the fair value credit discount, and any resulting premium or discount related to factors other than credit.

The following table reconciles the difference between the purchase price of the PCD loans acquired in the BSPR acquisition and the par value:

(In thousands)
	Residential Mortgage	Construction	Commercial Mortgage	Commercial & Industrial	Consumer	Total

Purchase price of loans at acquisition (initial fair value)	$322,561	$-	$180,950	$194,572	$54,959	$753,042
Allowance for credit losses at acquisition	12,739	-	9,723	1,830	4,452	28,744
Non-credit discount (premium) at acquisition	2,859	-	2,783	(95)	(1,284)	4,263
Par value of acquired loans at acquisition	$338,159	$-	$193,456	$196,307	$58,127	$786,049

Refer to Note 1 - Basis of Presentation and Significant Accounting Policies, above, for additional information about the description of the elements considered by the Corporation to determine the value of PCD loans acquired as part of the BSPR acquisition and the methodologies used to determine the initial ACL of these PCD loans.

Purchases and Sales of Loans

During the first nine months of 2020, the Corporation purchased $0.8 million of residential mortgage loans as part of a strategic program to purchase residential mortgage loans from mortgage bankers in Puerto Rico, compared to purchases of $13.4 million for the first nine months of 2019. In general, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the right to service the loans.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and GSEs, such as FNMA and FHLMC, which generally securitize the transferred loans into MBS for sale into the secondary market. During the first nine months of 2020, the Corporation sold $156.8 million of FHA/VA mortgage loans to GNMA, which packaged them into MBS, compared to sales of $173.4 million for the first nine months of 2019. Also, during the first nine months of 2020, the Corporation sold approximately $162.6 million of performing residential mortgage loans to FNMA and FHLMC, compared to sales of $93.8 million during the first nine months of 2019. The Corporation’s continuing involvement with the loans that it sells consists primarily of servicing the loans. In addition, the Corporation agrees to repurchase loans if it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, “Transfer and Servicing,” once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan. As of September 30, 2020 and December 31, 2019, rebooked GNMA delinquent loans that were included in the residential mortgage loan portfolio amounted to $17.7 million and $35.6 million, respectively.

During the first nine months of 2020 and 2019, the Corporation repurchased, pursuant to the aforementioned repurchase option, $55.0 million and $22.5 million, respectively, of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA, which is computed at the loan’s interest rate, and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. On May 14, 2020, in response to the national emergency declared by the U.S. President related to the COVID-19 pandemic, GNMA announced a temporary relief that excludes any new borrower delinquencies, occurring on or after April 2020, from the calculation of delinquency and default ratios established in the GNMA MBS guide. This exclusion will be extended automatically to issuers that were compliant with GNMA delinquency rate thresholds as reflected by their April 2020 investor accounting report, reflecting March 2020 servicing data. The exemptions and delinquent loan exclusions will automatically expire on December 31, 2020, unless earlier rescinded or extended by GNMA, or the end of the national emergency, whichever comes earlier. Historically, losses for violations of representations and warranties, and on optional repurchases of GNMA delinquent loans, have been immaterial and no provision has been made at the time of sale.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans that it previously sold to FNMA and FHLMC in the amount of $42 thousand and $64 thousand during the first nine months of 2020 and 2019, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies.

In addition, during the first nine months of 2019, the Corporation sold $4.8 million in nonaccrual commercial loans held for sale and three commercial and industrial loan participations in Puerto Rico totaling $48.2 million.

Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment of $11.8 billion as of September 30, 2020, credit risk concentration was approximately 79% in Puerto Rico, 17% in the U.S., and 4% in the USVI and BVI.

As of September 30, 2020, the Corporation had $203.3 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $57.7 million as of December 31, 2019. Approximately $107.7 million of the outstanding loans as of September 30, 2020 consisted of loans extended to municipalities in Puerto Rico that are supported by assigned property tax revenues, and $38.6 million of municipal special obligation bonds. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of September 30, 2020 included $13.8 million in loans granted to an affiliate of PREPA and $43.2 million in loans to an agency of the Puerto Rico central government.

In addition, as of September 30, 2020, the Corporation had $100.8 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, compared to $106.9 million as of December 31, 2019. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2016, the PRHFA’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as of which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

The Corporation also has credit exposure to USVI government entities. As of September 30, 2020, the Corporation had $64.0 million in loans to USVI government instrumentalities and public corporations, compared to $64.1 million as of December 31, 2019. Of the amount outstanding as of September 30, 2020, public corporations of the USVI owed approximately $40.8 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of September 30, 2020, all loans were currently performing and up to date on principal and interest payments.

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

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of a borrower’s financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of September 30, 2020, the Corporation’s total TDR loans held for investment of $488.6 million consisted of $312.2 million of residential mortgage loans, $83.5 million of commercial and industrial loans, $67.6 million of commercial mortgage loans, $3.5 million of construction loans, and $21.8 million of consumer loans. The Corporation has committed to lend additional amount on these loans totaling up to $5.0 million.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan, extension of the loan term, deferral of principal payments and reduction of interest rates either permanently or for a period of up to six years (increasing back in step-up rates). Additionally, in certain cases, the restructuring may provide for the forgiveness of contractually-due principal or interest. Uncollected interest is added to the principal at the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available only to those borrowers who have defaulted, or are likely to default, permanently on their loans and would lose their homes in a foreclosure action absent some lender concession. Nevertheless, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, the property is foreclosed.

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of September 30, 2020, the Corporation included as TDRs $2.5 million of residential mortgage loans that were participating in or had been offered a trial modification.

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

In addition, the Corporation extends, renews, and restructures loans with satisfactory credit profiles. Many commercial loan facilities are structured as lines of credit, which generally have one-year terms and, therefore, require annual renewals. Other facilities may be restructured or extended from time to time based upon changes in the borrower’s business needs, use of funds, and timing of completion of projects, and other factors. If the borrower is not deemed to have financial difficulties, extensions, renewals, and restructurings are done in the normal course of business and not considered to be concessions, and the loans continue to be recorded as performing.

In working with borrowers affected by the COVID-19 pandemic, the Corporation has agreed to let consumer borrowers (i.e., borrowers under residential mortgages, personal loans, auto loans, finance leases and small loans) that were current in their payments or no more than 2 payments in arrears (not having exceeded 89 days past due as of March 16, 2020) to defer payments on their loans in some cases for up to six months but not beyond September 30, 2020, with few exceptions. In the case of credit cards and individual lines of credit, the borrowers were required to be current or less than 29 days past due in their payments as of March 16, 2020 to qualify for the payment deferral program providing for payment deferrals in some cases for up to six months but not beyond August 31, 2020. For both consumer and residential mortgage loans subject to the deferral programs, each borrower was required to begin making their regularly scheduled loan payment at the end of the deferral period and the deferred amounts were moved to the end of the loan. The payment deferral programs were applied prospectively beginning, in some instances, with the scheduled contractual payment due in March. For commercial loans, any request for payment deferral, including extensions of the repayment moratorium, is analyzed on a case-by-case basis. As of September 30, 2020, the Corporation had under deferred repayment arrangements 25,173 loans, totaling $1.2 billion, or 10% of its total loan portfolio held for investment, consisting of 3,227 residential mortgage loans, totaling $511.9 million, 21,750 consumer loans, totaling $168.7 million, and 196 commercial and construction loans, totaling $540.8 million. Most of these deferred repayment arrangements have been done under the provisions of the Section 4013 of the CARES Act of 2020 or the Interagency Revised Statement. In addition, moratoriums on loan repayments for consumer and residential mortgage products in Puerto Rico were mandated by local law. A loan modification covered by the provisions of the CARES Act of 2020 and the Interagency Revised Statement is not required to be considered as a TDR loan.

Selected information on the Corporation’s TDR loans held for investment based on the amortized cost by loan class and modification type is summarized in the following tables as of the indicated dates:

	As of September 30, 2020
Puerto Rico and Virgin Islands region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$17,837	$11,288	$213,327	$-	$222	$66,181	$308,855
Construction loans	22	1,759	1,523	-	-	190	3,494
Commercial mortgage loans	1,494	1,391	35,798	-	16,546	6,867	62,096
Commercial and Industrial loans	543	12,440	15,708	-	18,134	36,445	83,270
Consumer loans:
Auto loans	-	550	5,503	-	-	6,212	12,265
Finance leases	-	22	715	-	-	611	1,348
Personal loans	22	17	627	-	-	294	960
Credit cards	-	-	2,548	18	-	-	2,566
Other consumer loans	1,751	1,074	566	196	-	341	3,928
Total Troubled Debt Restructurings in Puerto Rico
and Virgin Islands region	$21,669	$28,541	$276,315	$214	$34,902	$117,141	$478,782

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

	As of September 30, 2020
Florida region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$995	$405	$1,959	$-	$-	$24	$3,383
Construction loans	-	-	-	-	-	-	-
Commercial mortgage loans	2,868	840	1,796	-	-	-	5,504
Commercial and Industrial loans	-	-	-	-	-	247	247
Consumer loans:
Auto loans	-	61	18	-	-	-	79
Finance leases	-	-	-	-	-	-	-
Personal loans	-	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-	-
Other consumer loans	38	-	175	-	-	407	620
Total Troubled Debt Restructurings in Florida Region	$3,901	$1,306	$3,948	$-	$-	$678	$9,833

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

	As of September 30, 2020
Total	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$18,832	$11,693	$215,286	$-	$222	$66,205	$312,238
Construction loans	22	1,759	1,523	-	-	190	3,494
Commercial mortgage loans	4,362	2,231	37,594	-	16,546	6,867	67,600
Commercial and Industrial loans	543	12,440	15,708	-	18,134	36,692	83,517
Consumer loans:
Auto loans	-	611	5,521	-	-	6,212	12,344
Finance leases	-	22	715	-	-	611	1,348
Personal loans	22	17	627	-	-	294	960
Credit cards	-	-	2,548	18	-	-	2,566
Other consumer loans	1,789	1,074	741	196	-	748	4,548
Total Troubled Debt Restructurings	$25,570	$29,847	$280,263	$214	$34,902	$117,819	$488,615

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

The following table presents the Corporation's TDR loans held for investment activity for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2020	2019	2020	2019
(In thousands)
Beginning balance of TDRs	$496,207	$582,389	$487,997	$582,647
New TDRs	3,187	22,111	31,733	54,531
Increases to existing TDRs	2,210	125	5,821	1,647
Charge-offs post modification	(4,548)	(2,505)	(8,063)	(7,418)
Foreclosures	(309)	(2,716)	(1,947)	(9,637)
Paid-off, partial payments and other (1)	(8,132)	(103,566)	(26,926)	(125,932)
Ending balance of TDRs	$488,615	$495,838	$488,615	$495,838

(1)For the quarter and nine-month period ended September 30, 2019, includes the payoff of a $92.4 million commercial mortgage loan.

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

The following tables provide a breakdown of the TDR loans held for investment by those in accrual and nonaccrual status as of the indicated dates:

September 30, 2020	Puerto Rico and
	Virgin Islands region			Florida region			Total
	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Conventional residential mortgage loans	$254,199	$54,656	$308,855	$3,383	$-	$3,383	$257,582	$54,656	$312,238
Construction loans	2,542	952	3,494	-	-	-	2,542	952	3,494
Commercial mortgage loans	43,646	18,450	62,096	5,504	-	5,504	49,150	18,450	67,600
Commercial and Industrial loans	74,390	8,880	83,270	-	247	247	74,390	9,127	83,517
Consumer loans:
Auto loans	6,983	5,282	12,265	79	-	79	7,062	5,282	12,344
Finance leases	1,340	8	1,348	-	-	-	1,340	8	1,348
Personal loans	960	-	960	-	-	-	960	-	960
Credit Cards	2,566	-	2,566	-	-	-	2,566	-	2,566
Other consumer loans	3,497	431	3,928	583	37	620	4,080	468	4,548
Total Troubled Debt Restructurings	$390,123	$88,659	$478,782	$9,549	$284	$9,833	$399,672	$88,943	$488,615

(1)Included in nonaccrual loans are $9.1 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

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

TDR loans exclude restructured residential mortgage loans that are government-guaranteed (e.g., FHA/VA loans) totaling $58.8 million as of September 30, 2020 (compared with $60.1 million as of December 31, 2019). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low.

Loan modifications that are considered TDR loans completed during the quarters and nine-month periods ended September 30, 2020 and
2019 were as follows:

Quarter Ended September 30, 2020

	Puerto Rico and Virgin Island region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	20	$2,070	$1,938	-	$-	$-	20	$2,070	$1,938
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	-	-	-	-	-	-	-	-	-
Commercial and Industrial loans	-	-	-	-	-	-	-	-	-
Consumer loans:
Auto loans	37	658	655	-	-	-	37	658	655
Finance leases	4	54	54	-	-	-	4	54	54
Personal loans	7	60	60	-	-	-	7	60	60
Credit Cards	46	224	224	-	-	-	46	224	224
Other consumer loans	54	312	233	1	23	23	55	335	256
Total Troubled Debt Restructurings	168	$3,378	$3,164	1	$23	$23	169	$3,401	$3,187

Nine-Month Period Ended September 30, 2020

	Puerto Rico and Virgin Island region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	72	$6,427	$5,722	-	$-	$-	72	$6,427	$5,722
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	2	75	81	-	-	-	2	75	81
Commercial and Industrial loans	6	22,064	22,064	-	-	-	6	22,064	22,064
Consumer loans:
Auto loans	133	2,102	2,091	-	-	-	133	2,102	2,091
Finance leases	29	408	408	-	-	-	29	408	408
Personal loans	23	202	200	-	-	-	23	202	200
Credit Cards	143	709	709	-	-	-	143	709	709
Other consumer loans	139	507	435	1	23	23	140	530	458
Total Troubled Debt Restructurings	547	$32,494	$31,710	1	$23	$23	548	$32,517	$31,733

Quarter Ended September 30, 2019

	Puerto Rico and Virgin Island region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	21	$2,233	$2,115	-	$-	$-	21	$2,233	$2,115
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	5	17,344	17,282	-	-	-	5	17,344	17,282
Commercial and Industrial loans	1	236	236	-	-	-	1	236	236
Consumer loans:
Auto loans	70	1,205	1,206	-	-	-	70	1,205	1,206
Finance leases	12	202	202	-	-	-	12	202	202
Personal loans	13	101	102	-	-	-	13	101	102
Credit Cards	37	207	207	-	-	-	37	207	207
Other consumer loans	213	740	761	-	-	-	213	740	761
Total Troubled Debt Restructurings	372	$22,268	$22,111	-	$-	$-	372	$22,268	$22,111

Nine-Month Period Ended September 30, 2019

	Puerto Rico and Virgin Island region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	87	$9,585	$9,280	-	$-	$-	87	$9,585	$9,280
Construction loans	4	118	117	-	-	-	4	118	117
Commercial mortgage loans	11	40,374	38,136	-	-	-	11	40,374	38,136
Commercial and Industrial loans	7	439	438	-	-	-	7	439	438
Consumer loans:	-	-	-	-	-	-
Auto loans	205	3,294	3,261	3	33	33	208	3,327	3,294
Finance leases	33	646	643	-	-	-	33	646	643
Personal loans	45	413	411	-	-	-	45	413	411
Credit Cards	104	568	568	-	-	-	104	568	568
Other consumer loans	436	1,600	1,644	-	-	-	436	1,600	1,644
Total Troubled Debt Restructurings	932	$57,037	$54,498	3	$33	$33	935	$57,070	$54,531

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

Loan modifications considered TDR loans that defaulted during the quarters and nine-month periods ended September 30, 2020 and 2019, and had become TDR during the 12-months preceding the default date, were as follows:

	Quarter Ended September 30,
	2020		2019
Puerto Rico and Virgin Islands region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	2	$253	5	$1,706
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
Commercial and Industrial loans	-	-	-	-
Consumer loans:
Auto loans	19	358	50	856
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	15	80	-	-
Other consumer loans	14	64	18	72
Total Puerto Rico and Virgin Islands region	50	$755	73	$2,634

Quarter Ended September 30,
	2020		2019
Florida region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	-	$-	-	$-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
Commercial and Industrial loans	-	-	-	-
Consumer loans:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	-	-	-	-
Other consumer loans	-	-	-	-
Total in Florida region	-	$-	-	$-

	Quarter Ended September 30,
	2020		2019
Total	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	2	$253	5	$1,706
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
Commercial and Industrial loans	-	-	-	-
Consumer loans:
Auto loans	19	358	50	856
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	15	80	-	-
Other consumer loans	14	64	18	72
Total	50	$755	73	$2,634

	Nine-Month Period Ended September 30,
	2020		2019
Puerto Rico and Virgin Islands region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	8	$2,142	8	$1,890
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
Commercial and Industrial loans	1	35	-	-
Consumer loans:
Auto loans	40	681	99	1,624
Finance leases	1	5	-	-
Personal loans	1	7	1	9
Credit cards	41	192	-	-
Other consumer loans	50	191	51	167
Total Puerto Rico and Virgin Islands region	142	$3,253	159	$3,690

Nine-Month Period Ended September 30,
	2020		2019
Florida region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	-	$-	-	$-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
Commercial and Industrial loans	-	-	-	-
Consumer loans:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	-	-	-	-
Other consumer loans	-	-	-	-
Total in Florida region	-	$-	-	$-

	Nine-Month Period Ended September 30,
	2020		2019
Total	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	8	$2,142	8	$1,890
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
Commercial and Industrial loans	1	35	-	-
Consumer loans:
Auto loans	40	681	99	1,624
Finance leases	1	5	-	-
Personal loans	1	7	1	9
Credit cards	41	192	-	-
Other consumer loans	50	191	51	167
Total	142	$3,253	159	$3,690

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

The following tables provide additional information about the volume of this type of loan restructuring as of September 30, 2020 and 2019 and the effect on the ACL in the third quarter and first nine months of 2020 and 2019:

	Quarter Ended				Quarter Ended
	September 30, 2020				September 30, 2019
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
Beginning balance of A/B Notes	$22,599	$26,767	$1,892	$51,258	$22,940	$27,987	$2,289	$53,216
Increase to existing TDRs	-	367	-	367	-	-	-	-
Paid-off and partial payments	(97)	-	(288)	(385)	(95)	(192)	(345)	(632)
Charge-offs	(3,087)	-	-	(3,087)	-	-	-	-
Ending balance of A/B Notes	$19,415	$27,134	$1,604	$48,153	$22,845	$27,795	$1,944	$52,584

	Nine-Month Period Ended				Nine-Month Period Ended
	September 30, 2020				September 30, 2019
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
Beginning balance of A/B Notes	$22,749	$26,596	$1,883	$51,228	$3,003	$28,406	$2,431	$33,840
New TDR loan splits	-	-	-	-	20,059	-	-	20,059
Increase to existing TDRs	-	738	34	772	-	-	-	-
Paid-off and partial payments	(247)	(200)	(313)	(760)	(217)	(611)	(487)	(1,315)
Charge-offs	(3,087)	-	-	(3,087)	-	-	-	-
Ending balance of A/B Notes	$19,415	$27,134	$1,604	$48,153	$22,845	$27,795	$1,944	$52,584

	Quarter Ended				Quarter Ended
	September 30, 2020				September 30, 2019
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
Allowance for credit losses at the
beginning of the period for A/B Notes	$3,646	$438	$-	$4,084	$1,261	$318	$-	$1,579
(Releases) Charges to the provision
for credit losses	(559)	(40)	-	(599)	2,254	(56)	-	2,198
Charge-offs	(3,087)	-	-	(3,087)	-	-	-	-
Allowance for credit losses at the
end of the period for A/B Notes	$-	$398	$-	$398	$3,515	$262	$-	$3,777

	Nine-Month Period Ended				Nine-Month Period Ended
	September 30, 2020				September 30, 2019
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
Allowance for credit losses at the
beginning of the period for A/B Notes	$3,516	$14	$-	$3,530	$-	$473	$-	$473
Impact of adopting ASC 326	(415)	89	-	(326)	-	-	-	-
(Releases) Charges to the provision
for credit losses	(14)	295	-	281	3,515	(211)	-	3,304
Charge-offs	(3,087)	-	-	(3,087)	-	-	-	-
Allowance for credit losses at the
end of the period for A/B Notes	$-	$398	$-	$398	$3,515	$262	$-	$3,777

Approximately $41.6 million of the September 30, 2020 balance of loans restructured using the A/B note restructure workout strategy were in accrual status as of September 30, 2020.

NOTE 8 – ALLOWANCE FOR CREDIT LOSSES ON LOANS AND FINANCE LEASES

The following table presents the activity in the ACL on loans and finance leases by portfolio segment for the quarters and nine-month periods ended September 30, 2020 and September 30, 2019:

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage	Commercial & Industrial Loans	Consumer Loans	Total

Quarter Ended September 30, 2020
(In thousands)
Allowance for credit losses:
Beginning balance	$111,450	$7,800	$49,435	$38,310	$112,302	$319,297
Allowance established for acquired PCD loans	12,739	-	9,723	1,830	4,452	28,744
Provision for credit losses	9,875	2,405	19,672	2,839	13,287	48,078
Charge-offs	(2,611)	(1)	(3,157)	(150)	(8,436)	(14,355)
Recoveries	328	37	53	80	2,456	2,954
Ending balance	$131,781	$10,241	$75,726	$42,909	$124,061	$384,718

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage	Commercial & Industrial Loans	Consumer Loans	Total

Nine-Month Period Ended September 30, 2020
(In thousands)
Allowance for credit losses:
Beginning balance, prior to adoption ASC 326	$44,806	$2,370	$39,194	$15,198	$53,571	$155,139
Impact of adopting ASC 326	49,837	797	(19,306)	14,731	35,106	81,165
Allowance established for acquired PCD loans	12,739	-	9,723	1,830	4,452	28,744
Provision for credit losses	32,255	7,068	49,278	11,225	58,705	158,531
Charge-offs	(8,968)	(75)	(3,303)	(323)	(33,930)	(46,599)
Recoveries	1,112	81	140	248	6,157	7,738
Ending balance	$131,781	$10,241	$75,726	$42,909	$124,061	$384,718

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Consumer Loans	Total

Quarter Ended September 30, 2019
(In thousands)
Allowance for credit losses:
Beginning balance	$48,284	$3,026	$46,373	$21,644	$52,684	$172,011
Provision (release) for credit losses	2,162	(178)	(808)	(5,465)	11,687	7,398
Charge-offs	(5,288)	(68)	(813)	(387)	(12,708)	(19,264)
Recoveries	874	279	96	1,826	2,355	5,430
Ending balance	$46,032	$3,059	$44,848	$17,618	$54,018	$165,575

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Consumer Loans	Total

Nine-Month Period Ended September 30, 2019
(In thousands)
Allowance for credit losses:
Beginning balance	$50,794	$3,592	$55,581	$32,546	$53,849	$196,362
Provision (release) for credit losses	9,387	(815)	3,854	(11,068)	30,394	31,752
Charge-offs	(16,229)	(347)	(14,901)	(7,056)	(37,004)	(75,537)
Recoveries	2,080	629	314	3,196	6,779	12,998
Ending balance	$46,032	$3,059	$44,848	$17,618	$54,018	$165,575

The Corporation estimates the ACL following the methodologies described in Note 1, – Basis of Presentation and Significant Accounting Policies, above for each portfolio segment. The ACL for loans and finance leases was $155.1 million as of December 31, 2019. Upon adoption of CECL on January 1, 2020, the Corporation recognized an increase in the ACL for loans and finance leases of approximately $81.2 million, as a cumulative effect adjustment from the adoption of ASC 326, with a corresponding decrease in retained earnings, net of applicable income taxes. As of September 30, 2020, the ACL for loans and finance leases was $384.7 million, up $229.6 million from December 31, 2019, driven by the $81.2 million increase as a result of adopting CECL, a $158.5 million provision for credit losses on loans, and the establishment of a $28.7 million ACL for PCD loans acquired in the BSPR acquisition. The Corporation recorded a $48.1 million provision for credit losses on loans and finance leases for the third quarter of 2020, compared to $36.4 million for the second quarter of 2020 and $7.4 million for the third quarter of 2019. The increase, as compared to the second quarter of 2020, reflects the effect of the initial ACL for non-PCD loans acquired in the BSPR acquisition in the amount of approximately $37.5 million, partially offset by lower reserves builds for the legacy loan portfolio compared to the more significant increase in reserves in the second quarter in connection with the effect of the COVID-19 pandemic. The Corporation recorded a provision for credit losses on loans of $158.5 million for the first nine months of 2020, compared to $31.8 million for the same period in 2019, an increase related to the aforementioned $37.5 million initial ACL for non-PCD loans and the reserves build related to the effect of the COVID-19 pandemic on current and forecasted economic conditions. The Corporation recorded net charge-offs of $11.4 million for the third quarter of 2020, compared to $9.9 million for the second quarter of 2020 and $13.8 million for the third quarter of 2019. The increase compared to the second quarter of 2020 was primarily related to a $3.1 million charge-off taken on a commercial mortgage loan in the Puerto Rico region, and the decrease compared to the third quarter of 2019 reflects both lower charge-offs taken on residential mortgage loans and the effect in 2019 of a $1.7 million loan loss recovery on a commercial and industrial loan in the Virgin Islands region. The increase in the ACL during the first nine months of 2020 was reflected across all loan portfolio categories and geographic regions due to the deterioration in the macroeconomic variables considered for the determination of the PDs and LGDs used in the different models. For those loans where the ACL was determined based on a discounted cash flow model, as indicated in Note 1, – Basis of Presentation and Significant Accounting Policies, above, the change in the ACL due to the passage of time is recorded as part of the provision for credit losses.

The tables below present the ACL related to loans and finance leases and the carrying value of loans by portfolio segment as of September 30, 2020 and December 31, 2019:

As of September 30, 2020	Residential Mortgage Loans	Construction Loans	Commercial Mortgage		Consumer Loans
				Commercial and Industrial Loans (1)
(Dollars in thousands)						Total
Total loans held for investment:
Amortized cost of loans	$3,636,713	$191,356	$2,220,277	$3,226,843	$2,572,086	$11,847,275
Allowance for credit losses	131,781	10,241	75,726	42,909	124,061	384,718
Allowance for credit losses to
amortized cost	3.62%	5.35%	3.41%	1.33%	4.82%	3.25%

As of December 31, 2019	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans		Consumer Loans
				Commercial and Industrial Loans
(Dollars in thousands)						Total

Total loans held for investment:
Amortized cost of loans	$2,933,773	$111,317	$1,444,586	$2,230,876	$2,281,653	$9,002,205
Allowance for credit losses	44,806	2,370	39,194	15,198	53,571	155,139
Allowance for credit losses to
amortized cost	1.53%	2.13%	2.71%	0.68%	2.35%	1.72%
____________

(1)As of September 30, 2020, includes $453.4 million of SBA PPP loans, which require no ACL as those loans are 100 % guaranteed by the SBA.

In addition, the Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, such as unfunded loan commitments and standby letters of credit for commercial and construction loans, unless the obligation is unconditionally cancellable by the Corporation. The Corporation estimates the ACL for these off-balance sheet exposures following the methodology described in Note 1 - Basis of Presentation and Significant Accounting Policies, above. Upon adoption of CECL on January 1, 2020, the Corporation recognized an increase in the ACL for off-balance sheet exposures of approximately $3.9 million as a cumulative effect adjustment from the adoption of ASC 326, with a corresponding decrease in retained earnings, net of applicable income taxes. As of September 30, 2020, the ACL for off-balance sheet credit exposures was $6.3 million, including the $3.9 million effect of adopting CECL, and a $2.4 million charge to the provision in the first nine months of 2020. The provision recorded for the first nine months of 2020 includes a $1.3 million charge related to unfunded loan commitments assumed in the BSPR acquisition.

The following table presents the activity in the ACL for unfunded loan commitments and standby letters of credit for the quarters and nine-month periods ended September 30, 2020 and 2019:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2020	2019	2020	2019
(In thousands)
Beginning Balance	$7,084	$-	$-	$412
Impact of adopting ASC 326	-	-	3,922	-
(Release) provision for credit losses	(803)	-	2,359	(412)
Ending balance	$6,281	$-	$6,281	$-

NOTE 9 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio as of the dates indicated was composed of:

	September 30, 2020	December 31, 2019
(In thousands)
Residential mortgage loans	$48,670	$39,477

NOTE 10 – OTHER REAL ESTATE OWNED

The following table presents the OREO inventory as of the dates indicated:

	September 30,	December 31,
	2020	2019
(In thousands)
OREO
OREO balances, carrying value:
Residential (1)	$37,075	$46,912
Commercial	45,396	47,271
Construction	6,578	7,443
Total	$89,049	$101,626

(1)Excludes $18.9 million and $16.7 million as of September 30, 2020 and December 31, 2019, respectively, of foreclosures that meet the conditions of ASC Subtopic 310-40 and are presented as a receivable (other assets) in the consolidated statements of financial condition.

NOTE 11 – LEASES

The Corporation accounts for its leases in accordance with ASC 842 “Leases” (“ASC Topic 842”), which it adopted on January 1, 2019. ASC Topic 842 requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying lease asset. The Corporation’s operating leases are primarily related to the Corporation’s branches and leased commercial space for automated teller machines (“ATMs”). Our leases mainly have terms ranging from two years to thirty years, some of which include options to extend the leases for up to seven years. Liabilities to make future lease payments are recorded in accounts payable and other liabilities, while right-of-use (“ROU”) assets are recorded in other assets in the Corporation’s consolidated statements of financial condition. As of September 30, 2020, and December 31, 2019, the Corporation did not have a lease that qualifies as a finance lease.

Operating lease cost for the quarter and nine-month period ended September 30, 2020 amounted to $3.5 million and $8.7 million, respectively (2019 - $2.8 million and $8.0 million, respectively), recorded in occupancy and equipment in the consolidated statement of income.

The Corporation assumed operating leases in the BSPR acquisition on September 1, 2020. The liability and related ROU assets recorded upon the assumption of these leases was approximately $52.1 million. Lease liabilities assumed in the BSPR acquisition were measured based on the net present value of remaining future lease payments, with considerations given for options to extend or renew each lease. Remaining future lease payments were discounted at the Corporation’s estimated incremental borrowing rate as of the date of acquisition.

Supplemental balance sheet information related to leases as of the dates indicated was as follows:

	September 30,	December 31,
	2020	2019
(Dollars in thousands)

Operating lease right-of-use ("ROU") asset	$107,629	$61,327
Operating lease liability	$110,888	$64,259
Operating lease weighted-average remaining lease term (in years)	8.6	10.8
Operating lease weighted-average discount rate	2.24%	3.29%

Generally, the Corporation cannot practically determine the interest rate implicit in the lease. Therefore, the Corporation uses its incremental borrowing rate as the discount rate for the lease.

Supplemental cash flow information related to leases is as follows:
	Nine-Month Period Ended
	September 30,	September 30,
	2020	2019
(In thousands)

Operating cash flow from operating leases (1)	$8,492	$7,619
ROU assets obtained in exchange for operating lease liabilities (2)	1,328	8,139

(1)Represents cash paid for amounts included in the measurement of operating lease liabilities.

(2)Represents non-cash activity and, accordingly, is not reflected in the consolidated statements of cash flows. Excludes the aforementioned $52.1 million of ROU assets and related liabilities assumed in the BSPR acquisition.

Maturities under lease liabilities as of September 30, 2020 were as follows:

Amount
(In thousands)

2020	$4,972
2021	19,062
2022	17,945
2023	16,018
2024	14,507
2025 and later years	51,147
Total lease payments	123,651
Less: imputed interest	(12,763)
Total present value of lease liability	$110,888

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of September 30, 2020 and December 31, 2019, all derivatives held by the Corporation were considered economic undesignated hedges. The Corporation records these undesignated hedges at fair value with the resulting gain or loss recognized in current earnings.

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

Interest rate swaps – The Corporation acquired interest rate swaps as a result of the acquisition of BSPR. An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreements acquired from BSPR consist of the Corporation offering borrower-facing derivative products using a “back-to-back” structure in which the borrower-facing derivative transaction is paired with an identical, offsetting transaction with an approved dealer-counterparty. By using a back-to-back trading structure, both the commercial borrower and the Corporation are largely insulated from market risk and volatility. The agreements set the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. The fair values of these swaps are recorded as components of other assets or accounts payable and other liabilities in the Corporation’s consolidated statement of financial condition. Changes in the fair value of interest rate swaps, which occur due to changes in interest rates, are recorded in the consolidated statements of income as a component of interest income on loans.

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

The following table summarizes the notional amounts of all derivative instruments as of the indicated dates:

	Notional Amounts (1)
	As of	As of
	September 30,	December 31,
	2020	2019
(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements	$16,680	$-
Written interest rate cap agreements	14,500	21,010
Purchased interest rate cap agreements	14,500	21,010
Interest rate lock commitments	24,713	11,456
Forward Contracts:
Sale of TBA GNMA MBS pools	35,000	35,000
Forward loan sales commitments	25,097	6,418
	$130,490	$94,894

(1)Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes for derivative instruments their fair values and location in the consolidated statements of financial condition as of the indicated dates:

	Asset Derivatives			Liability Derivatives
	Statement of	September 30,	December 31,		September 30,	December 31,
	Financial	2020	2019		2020	2019
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Interest rate swap agreements	Other assets	$1,762	$-	Accounts payable and other liabilities	$1,789	$-
Written interest rate cap agreements	Other assets	-	-	Accounts payable and other liabilities	1	11
Purchased interest rate cap agreements	Other assets	1	11	Accounts payable and other liabilities	-	-
Interest rate lock commitments	Other assets	951	341	Accounts payable and other liabilities	-	-

Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	364	-	Accounts payable and other liabilities	31	138
Forward loan sales commitments	Other assets	20	20	Accounts payable and other liabilities	-	-
		$3,098	$372		$1,821	$149

The following table summarizes the effect of derivative instruments on the consolidated statements of income for the indicated periods:

		Gain or (Loss)		Gain or (Loss)
	Location of Unrealized Gain (Loss)	Quarter Ended		Nine-Month Period Ended
	on Derivative Recognized in	September 30,		September 30,
	Statement of Income	2020	2019	2020	2019

		(In thousands)
UNDESIGNATED ECONOMIC HEDGES:
Interest rate contracts:
Interest rate swap agreements	Interest income - Loans	$18	$-	$18	$-
Written and purchased interest rate cap agreements	Interest income - Loans	-	(1)	-	(5)
Interest rate lock commitments	Mortgage Banking Activities	254	15	910	145
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	454	214	458	210
Forward loan sales commitments	Mortgage Banking Activities	-	-	-	8
Total gain on derivatives		$726	$228	$1,386	$358

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

As of September 30, 2020, the Corporation had not entered into any derivative instrument containing credit-risk-related contingent features.

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

As of September 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Assets Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$351	$-	$351	$-	$(351)	$-

As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Assets Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$11	$-	$11	$-	$(11)	$-
Securities purchased under agreements to resell	200,000	(200,000)	-	-	-	-
Total	$200,011	$(200,000)	$11	$-	$(11)	$-

Offsetting of Financial Liabilities and Derivative Liabilities

As of September 30, 2020
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Liabilities Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$1,820	$-	$1,820	$(1,820)	$-	$-
Securities sold under agreements to repurchase	300,000	-	300,000	(300,000)	-	-
Total	$301,820	$-	$301,820	$(301,820)	$-	$-

As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Liabilities Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$300,000	$(200,000)	$100,000	$(100,000)	$-	$-

NOTE 14 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of September 30, 2020 and December 31, 2019 amounted to $34.4 million and $28.1 million, respectively. The $6.3 million increase in goodwill as of September 30, 2020 is related to the acquisition of BSPR. This transaction was accounted for as a business combination under the acquisition method of accounting in which the Corporation preliminarily allocated the total cash consideration paid of $1.3 billion over the estimated fair value of BSPR’s assets acquired and liabilities assumed. The excess of the acquisition price over the estimated fair value of the net assets acquired resulted in the recognition of goodwill of $6.3 million. This acquisition also resulted in the recognition of $39.2 million of identifiable intangible assets as further discussed below. The amount of goodwill is subject to change, as the Corporation’s fair value estimates associated with the BSPR acquisition are considered preliminary estimates and are subject to refinement for a period of up to one year after the closing date of the acquisition. As potential additional information related to those fair value estimates becomes available and such information is considered final.

The Corporation’s policy is to assess goodwill and other intangibles for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the values of goodwill or other intangibles may be impaired. The analysis performed in the fourth quarter of 2019 indicated that it was more likely than not that the fair value of the United States operations reporting unit was greater than its carrying value based on a qualitative assessment of events and circumstances that could impact the latest quantitative estimate of fair value of the reporting unit performed in the fourth quarter of 2018. During 2020, the COVID-19 pandemic has broadly impacted the operating environment, since March, causing a sharp contraction in global economic activity and increased market volatility affecting both equity and credit markets. During the first, second and third quarters of 2020, the Corporation performed qualitative assessments to determine whether the continued effects of the COVID-19 pandemic constituted a triggering event that would indicate that it was more likely than not that the fair value of the reporting unit was impaired. Although the market volatility resulting from uncertainties around the COVID-19 pandemic had a broad negative effect on macroeconomic and equity market indicators, the duration and extent of the effects of the COVID-19 pandemic are still highly uncertain at this time and its ultimate effect could be affected by measures implemented by central banks and governments intended to mitigate the contraction in economic activity and market concerns. There were no other events specific to the performance of the United States operations reporting unit that would have had a significant negative impact on the valuation of the reporting unit. Ultimately, the Corporation concluded that the COVID-19 event was not a triggering event that required the performance of a quantitative test. As a result, no impairment charges for goodwill were recorded during the first nine months of 2020.

The Corporation had other intangible assets of $43.9 million as of September 30, 2020, consisting of $37.7 million in core deposit intangibles, $5.8 million in purchased credit card relationship intangible, and $0.4 million in insurance customer relationship intangible. The acquisition of BSPR increased core deposit intangibles by $35.4 million and purchased credit card relationship intangibles by $3.8 million as of September 30, 2020.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets as of the indicated dates:

	Quarter Ended September 30, 2020				Quarter Ended September 30, 2019
	Core deposit intangible	Purchased credit relationship intangible	Insurance customer relationship intangible	Total	Core deposit intangible	Purchased credit relationship intangible	Insurance customer relationship intangible	Total
(Dollars in thousands)
Gross amount of intangible assets:
Beginning balance	$51,664	$24,465	$1,067	$77,196	$51,664	$24,465	$1,067	$77,196
Additions due to acquisitions	35,432	3,800	-	39,232	-	-	-	-
Ending Balance	87,096	28,265	1,067	116,428	51,664	24,465	1,067	77,196
Accumulated amortization:
Beginning balance	(48,578)	(21,797)	(673)	(71,048)	(47,762)	(19,806)	(521)	(68,089)
Amortization	(769)	(679)	(39)	(1,487)	(207)	(522)	(38)	(767)
Ending balance	(49,347)	(22,476)	(712)	(72,535)	(47,969)	(20,328)	(559)	(68,856)
Net intangible assets	$37,749	$5,789	$355	$43,893	$3,695	$4,137	$508	$8,340

	Nine-Month Period Ended September 30, 2020				Nine-Month Period Ended September 30, 2019
	Core deposit intangible	Purchased credit relationship intangible	Insurance customer relationship intangible	Total	Core deposit intangible	Purchased credit relationship intangible	Insurance customer relationship intangible	Total

(Dollars in thousands)
Gross amount of intangible assets:
Beginning balance	$51,664	$24,465	$1,067	$77,196	$51,664	$24,465	$1,067	$77,196
Additions due to acquisitions	35,432	3,800	-	39,232	-	-	-	-
Ending Balance	87,096	28,265	1,067	116,428	51,664	24,465	1,067	77,196
Accumulated amortization:
Beginning balance	(48,176)	(20,850)	(597)	(69,623)	(47,329)	(18,763)	(445)	(66,537)
Amortization	(1,171)	(1,626)	(115)	(2,912)	(640)	(1,565)	(114)	(2,319)
Ending balance	(49,347)	(22,476)	(712)	(72,535)	(47,969)	(20,328)	(559)	(68,856)
Net intangible assets	$37,749	$5,789	$355	$43,893	$3,695	$4,137	$508	$8,340

The Corporation amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The weighted average remaining amortization periods typically range from one to six years. As mentioned above, the Corporation analyzes core deposit intangibles and customer relationship intangibles annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may suggest impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles or customer relationship intangibles as of September 30, 2020.

The estimated aggregate annual amortization expense related to the intangible assets for future periods was as follows as of September 30, 2020:

Amount
(In thousands)
2020	$3,001
2021	11,293
2022	8,731
2023	7,651
2024	6,418
2025 and after	6,799

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

During the third quarter of 2020, the Corporation completed the repurchase of $0.4 million of TRuPs of the FBP Statutory Trust I, which resulted in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures. The Corporation’s purchase price equated to 75% of the $0.4 million par value. The 25% discount resulted in a gain of approximately $0.1 million, which is reflected in the consolidated statements of income as gain on early extinguishment of debt.

The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated certain TRuPs from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. As of September 30, 2020, the Corporation was current on all interest payments due on its subordinated debt.

Private Label MBS

During 2004 and 2005, an unaffiliated party, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates (“private label MBS”). The seller initially provided the servicing for a fee, which is senior to the obligations to pay private label MBS holders. The seller then entered into a sales agreement through which it sold and issued these private label MBS in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of these private label MBS; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. These private label MBS are variable-rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank. Interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists, and the Bank, as the sole holder of the securities, absorbs all risks from losses on non-accruing loans and repossessed collateral. As of September 30, 2020, the amortized cost and fair value of these private label MBS amounted to $13.5 million and $8.8 million, respectively, with a weighted average yield of 2.22%, which is included as part of the Corporation’s available-for-sale investment securities portfolio. As described on Note 5 – Investment Securities, above, the ACL on these private label MBS amounted to $1.1 million as of September 30, 2020.

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

Servicing Assets

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by GNMA and, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of September 30, 2020, the Corporation serviced loans securitized through GNMA with a principal balance of $2.1 billion. Also, certain conventional conforming loans are sold to FNMA or FHLMC with servicing retained. The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. Servicing assets are included as part of Other assets in the consolidated statements of financial condition.

The changes in servicing assets are shown below for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019

Balance at beginning of period	$26,040	$27,231	$26,762	$27,428
Purchase of servicing assets (1)	7,781	-	7,781	-
Capitalization of servicing assets	1,598	986	3,168	2,855
Amortization	(1,594)	(1,290)	(3,808)	(3,266)
Temporary impairment charges, net	(163)	(53)	(206)	(73)
Other (2)	(318)	-	(353)	(70)
Balance at end of period	$33,344	$26,874	$33,344	$26,874

(1) Represents servicing assets acquired in the BSPR acquisition.
(2) Amount represents adjustments related to the repurchase of loans serviced for others, including loans previously serviced for BSPR and eliminated as part of the acquisition.

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

Changes in the impairment allowance were as follows for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2020	2019	2020	2019
(In thousands)
Balance at beginning of period	$39	$50	$73	$30
Temporary impairment charges	163	54	301	78
OTTI of servicing assets	-	-	(77)	-
Recoveries	-	(1)	(95)	(5)
Balance at end of period	$202	$103	$202	$103

The components of net servicing income, included as part of mortgage banking activities in the consolidated statements of income, are shown below for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2020	2019	2020	2019

(In thousands)
Servicing fees	$2,460	$2,166	$6,463	$6,333
Late charges and prepayment penalties	114	144	372	455
Adjustment for loans repurchased (1)	(318)	-	(353)	(70)
Other	-	-	-	(15)
Servicing income, gross	2,256	2,310	6,482	6,703
Amortization and impairment of servicing assets	(1,757)	(1,343)	(4,014)	(3,339)
Servicing income, net	$499	$967	$2,468	$3,364

(1)	Includes $14 thousand for the quarter and nine-month period ended September 30, 2020 related to the elimination of servicing rights associated with loans previously serviced for BSPR.

The Corporation’s servicing assets are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages ranged as follows for the indicated periods:

	Maximum	Minimum
Nine-Month Period Ended September 30, 2020:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.4%	6.2%
Conventional conforming mortgage loans	7.2%	6.9%
Conventional non-conforming mortgage loans	9.2%	8.6%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	13.8%

Nine-Month Period Ended September 30, 2019:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.4%	6.2%
Conventional conforming mortgage loans	6.9%	6.7%
Conventional non-conforming mortgage loans	9.3%	8.9%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

The weighted-averages of the key economic assumptions that the Corporation used in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of September 30, 2020 and December 31, 2019 were as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Carrying amount of servicing assets	$33,344	$26,762
Fair value	$37,757	$31,027
Weighted-average expected life (in years)	7.96	8.39

Constant prepayment rate (weighted-average annual rate)	6.80%	6.45%
Decrease in fair value due to 10% adverse change	$909	$748
Decrease in fair value due to 20% adverse change	$1,782	$1,464

Discount rate (weighted-average annual rate)	11.21%	11.27%
Decrease in fair value due to 10% adverse change	$1,654	$1,450
Decrease in fair value due to 20% adverse change	$3,182	$2,783

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

NOTE 16 – DEPOSITS

The following table summarizes deposit balances as of the indicated dates:
	September 30,	December 31,
	2020	2019
(In thousands)
Type of account:
Non-interest-bearing deposit accounts	$4,467,041	$2,367,856
Interest-bearing saving accounts	4,096,042	2,437,345
Interest-bearing checking accounts	3,477,506	1,412,390
Certificates of deposit (CDs)	2,886,115	2,695,749
Brokered CDs	276,194	435,089
Total	$15,202,898	$9,348,429

Brokered CDs mature as follows:
September 30,
2020
(In thousands)

Three months or less	$60,107
Over three months to six months	54,096
Over six months to one year	53,591
Over one year to three years	81,121
Over three years to five years	27,279
Total	$276,194

The following were the components of interest expense on deposits for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2020	2019	2020	2019
(In thousands)
Interest expense on deposits	$16,245	$20,159	$52,587	$56,385
Accretion of premiums from acquisitions	(284)	(2)	(285)	(6)
Amortization of broker placement fees	127	184	437	557
Total interest expense on deposits	$16,088	$20,341	$52,739	$56,936

NOTE 17 – LOANS PAYABLE

The Corporation participates in the Borrower-in-Custody (“BIC”) Program of the FED. Through the BIC Program, a broad range of loans (including commercial, consumer and residential mortgages) may be pledged as collateral for borrowings through the FED Discount Window. As of September 30, 2020, pledged collateral that is related to this credit facility amounted to $1.6 billion, mainly commercial, consumer and residential mortgage loans, which after a margin haircut represents in approximately $936.1 million of credit availability under this program. With the impacts of COVID-19 on individual, communities and organizations continuing to evolve, the Federal Reserve has taken several actions to support the economy and financial stability including, among other things, lowering the target range for the federal funds rate and relaunching large scale asset purchases. The FED Discount Window program provided the opportunity to access a low-rate short-term source of funding in the current high volatility market environment. There were no outstanding borrowings under the Primary Credit FED Discount Window Program as of September 30, 2020.

NOTE 18 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) as of the dates indicated consisted of the following:

	September 30, 2020	December 31, 2019
(In thousands)
Long-term repurchase agreements (1)(2)	$300,000	$100,000

(1)Weighted-average interest rate of 1.81% and 2.26% as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, includes repurchase agreements of $200 million tied to variable rates.

(2)During the first quarter of 2020, the Corporation exercised its call option on $200 million of reverse repurchase agreements that were previously offset in the statement of financial condition against variable-rate repurchase agreements, pursuant to ASC Subtopic 210-20-45-11, “Balance Sheet – Offsetting – Repurchase and Reverse Repurchase Agreements.”

Repurchase agreements mature as follows as of the indicated date:

September 30, 2020
(In thousands)

One year to three years	$100,000
Three years to five years	200,000
Total	$300,000

As of September 30, 2020 and December 31, 2019, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of September 30, 2020 grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In months)

JP Morgan Chase	$100,000	16
Credit Suisse First Boston	200,000	52
	$300,000

NOTE 19 – ADVANCES FROM THE FEDERAL HOME LOAN BANK

The following is a summary of the advances from the FHLB as of the indicated dates:

	September 30,	December 31,
(In thousands)	2020	2019

Short-term Fixed-rate advances from FHLB (1)	$-	$35,000
Long-term Fixed-rate advances from FHLB (2)	490,000	535,000
	$490,000	$570,000

(1)Interest rate of 1.83% as of December 31, 2019.

(2)Weighted-average interest rate of 2.24% and 2.21% as of September 30, 2020 and December 31, 2019, respectively.

Advances from FHLB mature as follows as of the indicated date:

As of
September 30, 2020
(In thousands)
Within one month	$50,000
Over six months to one year	120,000
Over one year to three years	320,000
Total	$490,000

As of September 30, 2020, the Corporation used $17.0 million in letters of credit issued by the FHLB as pledges for public deposits in the Virgin Islands and had additional capacity of approximately $1.4 billion on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral.

NOTE 20 – OTHER BORROWINGS

Other borrowings, as of the indicated dates, consisted of:

	September 30,	December 31,
	2020	2019
	(In thousands)
Floating rate junior subordinated debentures (FBP Statutory Trust I) (1) (2)	$65,205	$65,593
Floating rate junior subordinated debentures (FBP Statutory Trust II) (3)	118,557	118,557
	$183,762	$184,150

(1)Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.75% over 3-month LIBOR (3.00% as of September 30, 2020 and 4.65% as of December 31, 2019).

(2) Refer to Note 15 - “Non-Consolidated Variable Interest Entities and Servicing Assets-Trust Preferred Securities,” above for additional information about the Corporation’s repurchase in the third quarter of 2020 of $0.4 million in TRuPs associated with these junior subordinated debentures.

(3)Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.50% over 3-month LIBOR (2.73% as of September 30, 2020 and 4.41% as of December 31, 2019).

NOTE 21 – STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2020 and December 31, 2019, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of September 30, 2020 and December 31, 2019, there were 223,028,185 and 222,103,721 shares issued, respectively, and 218,228,901 and 217,359,337 shares outstanding, respectively. Refer to Note 4 – Stock Based Compensation, above for information about transactions related to common stock under the Omnibus Plan.

On July 31, 2020, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $0.05 per common share that was paid on September 11, 2020 to shareholders of record at the close business on August 27, 2020. For the quarter and nine-month period ended September 30, 2020, total cash dividends declared on shares of common stock amounted to $11.0 million and $32.8 million, respectively, compared to $6.5 million and $19.6 million for the same periods of 2019. The Corporation intends to continue to pay quarterly dividends on common stock. However, the Corporation’s common stock dividends, including the declaration, timing and amount, remain subject to consideration and approval by the Corporation’s Board Directors at the relevant times. On October 30, 2020, the Corporation announced that its Board of Directors had declared a quarterly cash dividend of $0.05 per common share payable on December 11, 2020 to shareholders of record as the close of business on November 27, 2020.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of September 30, 2020, the Corporation had five outstanding series of non-convertible, non-cumulative perpetual monthly income preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative perpetual monthly income preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E preferred stock in a quotation medium. The Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. For each of the quarter, and nine-month periods ended September 30, 2020 and 2019, total cash dividends declared on shares of preferred stock amounted to $0.7 million and $2.0 million, respectively. The Corporation intends to continue to make monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. However, the Corporation’s monthly dividend payments on the non-cumulative perpetual monthly income preferred stock, including the declaration, timing and amount, remain subject to consideration and approval by the Corporation’s Board Directors at the relevant times.

Treasury stock

During the first nine months of 2020 and 2019, the Corporation withheld an aggregate of 51,814 shares and 176,015 shares, respectively, of the restricted stock that vested during those periods, to cover the officers’ payroll and income tax withholding liabilities; these shares are held as treasury stock. As of September 30, 2020 and December 31, 2019, the Corporation had 4,799,284 and 4,744,384 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If legal surplus reserve is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $97.6 million as of September 30, 2020 and December 31, 2019. There were no transfers to the legal surplus reserve during the first nine months of 2020.

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

The CARES Act of 2020 includes several provisions to stimulate the U.S. economy in the midst of the COVID-19 pandemic. The CARES Act of 2020 includes tax provisions that temporarily modified the taxable income limitations for NOL usage to offset future taxable income, NOL carryback provisions and other related income and non-income based tax laws. The Corporation has evaluated such provisions and determined that the impact of the CARES Act of 2020 on the income tax provision and deferred tax assets as of September 30, 2020 was not significant.

For the third quarter and first nine months of 2020, the Corporation recorded a net income tax benefit of $4.4 million and $1.3 million, respectively, compared to income tax expense of $19.2 million and $54.9 million, respectively, for the comparable periods in 2019. The variance in the 2020 periods, as compared to 2019, reflects the effect of (i) the $8.0 million partial reversal of the Corporation’s deferred tax asset valuation allowance after considering significant positive evidence on the utilization of net operating losses due to the acquisition of BSPR; (ii) an income tax benefit of approximately $13.0 million in connection with the aforementioned $38.9 million charge to the provision for credit losses related to non-PCD assets acquired in the BSPR acquisition; (iii) an income tax benefit of approximately $39.8 million recorded in the first half of 2020 in connection with higher charges to the provision for credit losses for loans, finance leases and debt securities due to the effect of the COVID-19 pandemic on forecasted economic conditions; and (iv) a lower effective tax rate in 2020 resulting from a decreased taxable income proportionate to pre-tax income.

For the quarter and nine-month period ended September 30, 2020, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Subtopic 740-270, “Income Taxes” (“ASC Subtopic 740-270”), requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The Corporation’s estimated annual effective tax rate in the first nine months of 2020, excluding entities from which a tax benefit cannot be recognized and discrete items, decreased to 21%, compared to 29% for the first nine months of 2019, primarily due to a decreased taxable income proportionate to pre-tax income. The estimated annual effective tax rate, including all entities, for 2020 was 17% (23% excluding discrete items), compared to 30% for the first nine months of 2019 (29% excluding discrete items).

On January 1, 2020, the Corporation increased its deferred tax assets by $31.3 million in connection with the transitional adjustment resulting from the adoption of the CECL accounting standard. In addition, the BSPR acquisition added $28.9 million of net deferred tax assets as of the acquisition date. The Corporation’s net deferred tax asset amounted to $347.5 million as of September 30, 2020, net of a valuation allowance of $99.6 million, and management concluded, based upon the assessment of all positive and negative evidence, that it was more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount, and, therefore, reversed $8.0 million of the valuation allowance. Due to the inherent uncertainties related to the extent and duration of the COVID-19 pandemic, there is no evidence that can be objectively verified at this time to affect the Corporation’s assessment about the ability to realize its deferred tax assets. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $347.2 million as of September 30, 2020, net of a valuation allowance of $62.1 million, compared to a net deferred tax asset of $264.8 million, net of a valuation allowance of $55.6 million, as of December 31, 2019.

In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period, and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation since any such tax paid in the U.S. or USVI is creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the third quarter and nine-month period ended September 30, 2020, the Corporation incurred an income tax expense of approximately $1.2 million and $3.4 million, respectively, related to its U.S. operations, compared to $1.2 million and $3.5 million, respectively, for the comparable periods in 2019. The limitation did not impact the USVI operations for the third quarter and nine-month periods ended September 30, 2020 and 2019.

As of September 30, 2020, the Corporation had $31 thousand of deferred taxes on interest and penalties related to uncertain tax positions that it acquired from BSPR. The Corporation classifies all interest and penalties related to tax uncertainties as income tax expense. Audit periods remain open for review until the statute of limitations has passed. The statute of limitations under the 2011 PR code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2016 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2015 remain open to examination.

NOTE 23 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) for the quarters and nine-month periods ended September 30, 2020 and 2019:

	Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
	Quarter Ended		Nine-month period Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
(In thousands)
Unrealized net holding gains (losses) on debt securities
Beginning balance	$53,270	$(2,438)	$6,764	$(40,415)
Other comprehensive income	(7,943)	7,562	38,563	45,539
Ending balance	$45,327	$5,124	$45,327	$5,124

(1) All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) during the quarters and nine-month periods ended September 30, 2020 and 2019:

		Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
		Quarter Ended		Nine-month period Ended
		September 30,		September 30,
	Affected Line Item in the Consolidated Statements of Income	2020	2019	2020	2019
(In thousands)
Unrealized net holding gains (losses)
on debt securities:
Realized (gain) loss on sale of debt securities	Net gain (loss) on
	investment securities	$(5,288)	$497	$(13,380)	$497
Credit losses	Provision for credit losses	-	-	1,631	-
	Total before tax	(5,288)	497	(11,749)	497
	Income tax	-	-	-	-
	Total, net of tax	$(5,288)	$497	$(11,749)	$497

NOTE 24 – EMPLOYEE POST RETIREMENT BENEFIT PLANS

The Corporation maintains two frozen qualified noncontributory defined benefit pension plans (including a complementary post-retirements benefits plan covering medical benefits and life insurance after retirement) (the “Pension Plans”) that it obtained in the BSPR acquisition. One plan covers substantially all former BSPR’s employees who were active before January 1, 2007 (the “BSPR Plan”), while the other plan was previously assumed by BSPR. The accrual of benefits under the Pension Plans is frozen to all participants.

As of September 30, 2020, the Corporation had a net benefit obligation of $1.6 million related to the Pension Plans, consisting of a $104.9 million projected benefit obligation less the estimated fair value of plan assets of $103.3 million. The Corporation recorded $36 thousand of net periodic pension benefit in the month of September, included as part of employee’s compensation and benefits in the consolidated statements of income. The Corporation does not expect to contribute to the Pension Plan during 2020.

NOTE 25 – FAIR VALUE

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

Derivative instruments

The fair value of most of the Corporation’s derivative instruments is based on observable market parameters and takes into consideration the credit risk component of paying counterparties, when appropriate. On interest caps, only the seller's credit risk is considered. The Corporation valued the caps using a discounted cash flow approach based on the related LIBOR and swap rate for each cash flow The Corporation valued the interest rate swaps using a discounted cash flow approach based on the related LIBOR and swap forward rate for each cash flow.

The Corporation considers a credit spread for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarters and nine-month periods ended September 30, 2020 and 2019 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020				As of December 31, 2019
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale:
U.S. Treasury securities	$7,531	$-	$-	$7,531	$7,479	$-	$-	$7,479
Noncallable U.S. agency debt securities	-	74,837	-	74,837	-	146,777	-	146,777
Callable U.S. agency debt securities and MBS	-	3,195,869	-	3,195,869	-	1,950,331	-	1,950,331
Puerto Rico government obligations	-	4,016	2,907	6,923	-	4,348	2,974	7,322
Private label MBS	-	-	8,839	8,839	-	-	11,116	11,116
Other investments	-	-	650	650	-	-	500	500
Equity securities	1,475	-	-	1,475	1,428	-	-	1,428
Derivatives, included in assets:
Interest rate swap agreements	-	1,762	-	1,762	-	-	-	-
Purchased interest rate cap agreements	-	1	-	1	-	11	-	11
Interest rate lock commitments	-	951	-	951	-	341	-	341
Forward contracts	-	364	-	364	-	-	-	-
Forward loan sales commitments	-	20	-	20	-	20	-	20
Liabilities:
Derivatives, included in liabilities:
Interest rate swap agreements	-	1,789	-	1,789	-	-	-	-
Written interest rate cap agreements	-	1	-	1	-	11	-	11
Forward contracts	-	31	-	31	-	138	-	138

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2020 and 2019:

	Quarter Ended September 30,
	2020	2019
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$12,643	$15,906
Total gains (losses) (realized/unrealized):
Included in other comprehensive income	649	15
Included in earnings	-	(497)
BSPR securities acquired	150	-
Principal repayments and amortization	(1,046)	(414)
Ending balance	$12,396	$15,010

(1) Amounts mostly related to private label MBS.

	Nine-Month Period Ended September 30,
	2020	2019
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$14,590	$17,238
Total gains (realized/unrealized):
Included in other comprehensive income	1,615	46
Included in earnings	(1,631)	(497)
BSPR securities acquired	150	-
Principal repayments and amortization	(2,328)	(1,777)
Ending balance	$12,396	$15,010

(1) Amounts mostly related to private label MBS.

The tables below present qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
(Dollars in thousands)				Minimum	Maximum

Investment securities available-for-sale:

Private label MBS	$8,839	Discounted cash flows	Discount rate	12.4%	12.4%	12.4%
			Prepayment rate	2.6%	13.7%	10.9%
			Projected cumulative loss rate	2.4%	26.3%	11.8%

Puerto Rico government obligations	2,907	Discounted cash flows	Discount rate	8.5%	8.5%	8.5%
			Projected cumulative loss rate	13.4%	13.4%	13.4%
	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
(Dollars in thousands)				Minimum	Maximum

Investment securities available-for-sale:

Private label MBS	$11,116	Discounted cash flows	Discount rate	13.7%	13.7%	13.7%
			Prepayment rate	6.8%	10.3%	7.9%
			Projected cumulative loss rate	0.0%	7.4%	2.8%

Puerto Rico government obligations	2,974	Discounted cash flows	Discount rate	6.9%	6.9%	6.9%
			Prepayment rate	3.0%	3.0%	3.0%

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

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed loss rate of the underlying residential mortgage loans that collateralize these obligations, which are guaranteed by the PRHFA. A significant increase (decrease) in the assumed rate would lead to a (lower) higher fair value estimate. The fair value of these bonds during 2020 was based on a discounted cash flow methodology that considers the structure and terms of the underlying collateral. The Corporation utilizes PDs and LGDs that consider, among other things, historical payment performance, loan-to value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, the housing price index and expected recovery of PRHFA guarantee. Under this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs derived from the above-described methodology, are discounted at the internal rate of return as of the reporting date and compared to the amortized cost.

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarters and nine-month periods ended September 30, 2020 and 2019 for Level 3 assets and liabilities that were still held at the end of each period:

	Changes in Unrealized Losses
	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
Level 3 Instruments Only	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale
(In thousands)
Changes in unrealized losses relating to assets
still held at reporting date:
OTTI on available-for-sale investment
securities (credit component) (1)	$-	$(497)	$-	$(497)
Provision for credit losses (2)	-	-	(1,631)	-
Total	$-	$(497)	$(1,631)	$(497)

(1) For the third quarter and first nine months of 2020, credit-related impairment recognized in earnings is classified as provision for credit losses due to the Corporation’s adoption of CECL on January 1, 2020. For more information, see Note 1 – Basis of Presentation and Significant Accounting Policies above.

(2) Prior to the Corporation’s adoption of CECL on January 1, 2020, the provision for credit losses from debt securities was not applicable and is therefore presented as $0 for the prior period. For more information, see Note 1 – Basis of Presentation and Significant Accounting Policies above.

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill and loans).

As of September 30, 2020, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of September 30, 2020			Losses recorded for the Quarter Ended September 30, 2020	Losses recorded for the Nine-Month Period Ended September 30, 2020
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$239,256	$(193)	$(5,906)
OREO (2)	-	-	89,049	(999)	(1,775)

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

As of September 30, 2019, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded	Losses recorded
				for the Quarter Ended	for the Nine-Month Period Ended
	Carrying value as of September 30, 2019			September 30, 2019	September 30, 2019
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$211,406	$(6,221)	$(14,546)
OREO (2)	-	-	103,033	(1,311)	(5,513)
Loans held for sale (3)	-	-	6,906	-	-

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

Qualitative information regarding the fair value measurements for Level 3 financial instruments as of September 30, 2020 are as follows:

September 30, 2020
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

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial instruments as of September 30, 2020 and December 31, 2019:

	Total Carrying Amount in Statement of Financial Condition September 30, 2020	Fair Value Estimate September 30, 2020	Level 1	Level 2	Level 3

(In thousands)
Assets:
Cash and due from banks and money
market investments (amortized cost)	$2,469,507	$2,469,507	$2,469,507	$-	$-
Investment securities available
for sale (fair value)	3,294,649	3,294,649	7,531	3,274,722	12,396
Investment securities held to maturity (amortized cost)	189,156
Less: allowance for credit losses on held to maturity securities	(10,176)
Investment securities held to maturity, net of allowance	$178,980	166,974	-	-	166,974
Equity Securities (fair value)	39,290	39,290	1,475	37,815	-
Loans held for sale (lower of cost or market)	48,670	50,518	-	50,518	-
Loans held for investment (amortized cost)	11,847,275
Less: allowance for credit losses for loans and finance leases	(384,718)
Loans held for investment, net of allowance	$11,462,557	11,502,824	-	-	11,502,824
Derivatives, included in assets (fair value)	3,098	3,098	-	3,098	-

Liabilities:
Deposits (amortized cost)	$15,202,898	$15,243,104	$-	$15,243,104	$-
Securities sold under agreements
to repurchase (amortized cost)	300,000	330,551	-	330,551	-
Advances from FHLB (amortized cost)	490,000	498,322	-	498,322	-
Other borrowings (amortized cost)	183,762	143,785	-	-	143,785
Derivatives, included in liabilities (fair value)	1,821	1,821	-	1,821	-

	Total Carrying Amount in Statement of Financial Condition December 31, 2019	Fair Value Estimate December 31, 2019	Level 1	Level 2	Level 3

(In thousands)
Assets:
Cash and due from banks and money
market investments (amortized cost)	$644,099	$644,099	$644,099	$-	$-
Investment securities available
for sale (fair value)	2,123,525	2,123,525	7,479	2,101,456	14,590
Investment securities held to maturity (amortized cost)	138,675	110,374	-	-	110,374
Equity securities (fair value)	38,249	38,249	1,428	36,821	-
Loans held for sale (lower of cost or market)	39,477	40,234	-	40,234	-
Loans held for investment (amortized cost)	9,002,205
Less: allowance for credit losses for loans and finance leases	(155,139)
Loans held for investment, net of allowance	$8,847,066	8,715,144	-	-	8,715,144
Derivatives, included in assets (fair value)	372	372	-	372	-

Liabilities:
Deposits (amortized cost)	$9,348,429	$9,372,591	$-	$9,372,591	$-
Securities sold under
agreements to repurchase (amortized cost)	100,000	120,020	-	120,020	-
Advances from FHLB (amortized cost)	570,000	578,498	-	578,498	-
Other borrowings (amortized cost)	184,150	180,577	-	-	180,577
Derivatives, included in liabilities (fair value)	149	149	-	149	-

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

NOTE 26 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

In accordance with ASC Topic 606, “Revenues from Contracts with Customers” (“ASC Topic 606”) revenues are recognized when control of promised goods or services is transferred to customers and in an amount that reflects the consideration to which the Corporation expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the Corporation performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the Corporation satisfies a performance obligation. The Corporation only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Corporation assesses the goods or services that are promised within each contract, identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Corporation then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Disaggregation of Revenue

The following table summarizes the Corporation’s revenue, which includes net interest income on financial instruments and non-interest income, disaggregated by type of service and business segment for the quarters and nine-month periods ended September 30, 2020 and 2019:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Quarter Ended September 30, 2020:
Net interest income (1)	$20,666	$54,323	$35,803	$18,577	$12,918	$6,409	$148,696
Service charges and fees on deposit accounts	-	3,021	2,044	-	125	658	5,848
Insurance commissions	-	1,377	-	-	5	91	1,473
Merchant-related income	-	1,941	-	-	-	276	2,217
Credit and debit card fees	-	4,778	16	-	(2)	350	5,142
Other service charges and fees	49	846	700	-	537	142	2,274
Not in scope of ASC Topic 606 (1)	6,707	352	78	5,457	393	(7)	12,980
Total non-interest income	6,756	12,315	2,838	5,457	1,058	1,510	29,934
Total Revenue	$27,422	$66,638	$38,641	$24,034	$13,976	$7,919	$178,630

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Quarter Ended September 30, 2019:
Net interest income (1)	$16,991	$62,164	$25,699	$18,147	$14,977	$6,447	$144,425
Service charges and fees on deposit accounts	-	3,771	1,443	-	172	722	6,108
Insurance commissions	-	1,854	-	-	22	107	1,983
Merchant-related income	-	1,017	271	-	-	310	1,598
Credit and debit card fees	-	4,897	283	-	212	525	5,917
Other service charges and fees	67	828	300	-	169	76	1,440
Not in scope of ASC Topic 606 (1)	4,333	338	34	(433)	65	18	4,355
Total non-interest income	4,400	12,705	2,331	(433)	640	1,758	21,401
Total Revenue	$21,391	$74,869	$28,030	$17,714	$15,617	$8,205	$165,826

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-Month Period Ended September 30, 2020:
Net interest income (1)	$55,177	$165,609	$86,631	$55,549	$39,939	$19,650	$422,555
Service charges and fees on deposit accounts	-	8,777	5,049	-	416	2,038	16,280
Insurance commissions	-	6,933	-	-	24	479	7,436
Merchant-related income	-	3,535	-	-	-	570	4,105
Credit and debit card fees	-	12,380	45	-	12	1,076	13,513
Other service charges and fees	215	1,882	1,591	89	1,366	1,393	6,536
Not in scope of ASC Topic 606 (1) (2)	14,628	3,127	988	13,688	716	9	33,156
Total non-interest income	14,843	36,634	7,673	13,777	2,534	5,565	81,026
Total Revenue	$70,020	$202,243	$94,304	$69,326	$42,473	$25,215	$503,581

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-Month Period Ended September 30, 2019:
Net interest income (1)	$52,051	$185,914	$69,171	$52,804	$47,328	$19,884	$427,152
Service charges and fees on deposit accounts	-	10,704	4,355	-	458	2,194	17,711
Insurance commissions	-	7,799	-	-	51	408	8,258
Merchant-related income	-	2,953	467	-	-	789	4,209
Credit and debit card fees	-	14,040	927	-	561	1,561	17,089
Other service charges and fees	141	2,651	1,042	-	526	875	5,235
Not in scope of ASC Topic 606 (1)	12,114	1,091	355	(287)	346	46	13,665
Total non-interest income	12,255	39,238	7,146	(287)	1,942	5,873	66,167
Total Revenue	$64,306	$225,152	$76,317	$52,517	$49,270	$25,757	$493,319

(1)Most of the Corporation’s revenue is not within the scope of ASC Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other non-interest income from loans, leases, investment securities and derivative financial instruments.

(2)For the nine-month period ended September 30, 2020, includes a $5.0 million benefit resulting from the final settlement of the Corporation’s business interruption insurance claim related to lost profits caused by Hurricanes Irma and Maria in 2017. This insurance recovery is presented as part of other non-interest income in the consolidated statements of income.

For the nine-month periods ended September 30, 2020 and 2019, substantially all of the Corporation’s revenue within the scope of ASC Topic 606 was related to performance obligations satisfied at a point in time.

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

Insurance Commissions

For insurance commissions, which include regular and contingent commissions paid to the Corporation’s insurance agency, the agreements contain a performance obligation related to the sale/issuance of the policy and ancillary administrative post-issuance support. The performance obligations are satisfied when the policies are issued, and revenue is recognized at that point in time. In addition, contingent commission income may be considered to be constrained, as defined under ASC Topic 606. Contingent commission income is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or payments are received. The Corporation recognized revenue at the time that payments were confirmed and constraints were released in the amount of $3.3 million for the nine-month period ended September 30, 2020, compared to $3.0 million for the nine-month period ended September 30, 2019.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer in exchange for consideration from the customer. During 2019, the Bank entered into a growth agreement with an international card service association to expand the customer base and enhance product offerings. The contract requires the Bank to either launch a new debit card product by March 30, 2021 or maintain a ratio of over 50% of the portfolio with the related card service association by the end of year 2021. In connection with this agreement, the Corporation recognized a contract liability as the revenue is constrained to the fulfillment of either of the above conditions. In addition, as discussed above, during 2015, the Bank entered into a long-term strategic marketing alliance under a revenue-sharing agreement with another entity to which the Bank sold its merchant contracts portfolio and related POS terminals. Merchant services are marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands. Under the revenue-sharing agreement, FirstBank shares with this entity revenues generated by the merchant contracts over the term of the 10-year agreement. As of September 30, 2020 and December 31, 2019, these contract liabilities amounted to $2.2 million and $2.5 million, respectively, which will be recognized over the remaining term of the contracts. For the quarter and nine-month period ended September 30, 2020, the Corporation recognized revenue and its contract liabilities decreased by approximately $0.1 million and $0.3 million, respectively, due to the completion of performance over time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of September 30, 2020 and December 31, 2019, there were no receivables from contracts with customers or contract assets recorded on the Corporation’s consolidated financial statements.

The following table shows the activity of contract liabilities for the quarters and nine-month periods ended September 30, 2020 and 2019:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019
Beginning Balance	$2,314	$1,909	$2,476	$2,071
Less:
Amortizations	(81)	(81)	(243)	(243)
Ending balance	$2,233	$1,828	$2,233	$1,828

Other

Except for the contract liabilities noted above, the Corporation did not have any significant performance obligations as of September 30, 2020. The Corporation also did not have any material contract acquisition costs and did not make any significant judgments or estimates in recognizing revenue for financial reporting purposes.

NOTE 27 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental cash flow information is as follows for the indicated periods:

	Nine-Month Period Ended September 30,
	2020	2019
	(In thousands)

Cash paid for:
Interest on borrowings	$71,859	$79,789
Income tax	13,200	10,238
Operating cash flow from operating leases	8,492	7,619
Non-cash investing and financing activities:
Additions to OREO	6,608	29,670
Additions to auto and other repossessed assets	24,160	34,497
Capitalization of servicing assets	3,168	2,855
Loan securitizations	156,786	173,428
Loans held for investment transferred to held for sale	4,876	20,928
ROU assets obtained in exchange for operating lease liabilities	1,328	8,139
Receivable on unsettled securities sale	121,860	-
Adoption of lease accounting standard:
ROU assets operating leases	-	57,178
Operating lease liabilities	-	59,818
Acquisition (see Note 2):
Cash consideration	1,277,626	-
Fair value of assets acquired	5,562,152	-
Liabilities assumed	4,290,829	-

NOTE 28 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of September 30, 2020, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Management determined the reportable segments based on the internal structure used to evaluate performance and to assess where to allocate resources. Other factors, such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products, were also considered in the determination of the reportable segments.

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

The accounting policies of the segments are the same as those referred to in Note 1 – Basis of Presentation and Significant Accounting Policies, in the audited consolidated financial statements of the Corporation for the year ended December 31, 2019, which are included in the 2019 Annual Report on Form 10-K and updates to significant accounting policies described in Note 1 – Basis of Presentation and Significant Accounting Policies, above.

The Corporation evaluates the performance of the segments based on net interest income, the provision for credit losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the ACL.

The following table presents information about the reportable segments for the indicated periods:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the Quarter Ended September 30, 2020:
Interest income	$32,293	$60,157	$37,571	$12,572	$20,427	$7,382	$170,402
Net (charge) credit for transfer of funds	(11,627)	3,514	(1,768)	11,972	(2,091)	-	-
Interest expense	-	(9,348)	-	(5,967)	(5,418)	(973)	(21,706)
Net interest income	20,666	54,323	35,803	18,577	12,918	6,409	148,696

Provision for credit losses	(11,614)	(12,404)	(19,139)	-	(1,679)	(2,078)	(46,914)
Non-interest income (loss)	6,756	12,315	2,838	5,457	1,058	1,510	29,934
Direct non-interest expenses	(7,659)	(32,035)	(6,251)	(717)	(8,387)	(7,231)	(62,280)
Segment income (loss)	$8,149	$22,199	$13,251	$23,317	$3,910	$(1,390)	$69,436

Average earnings assets	$2,243,345	$2,197,601	$3,064,272	$4,725,125	$2,061,596	$466,315	$14,758,254

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the Quarter Ended September 30, 2019:
Interest income	$30,091	$55,772	$39,146	$15,671	$24,229	$7,386	$172,295
Net (charge) credit for transfer of funds	(13,100)	16,557	(13,447)	11,411	(1,421)	-	-
Interest expense	-	(10,165)	-	(8,935)	(7,831)	(939)	(27,870)
Net interest income	16,991	62,164	25,699	18,147	14,977	6,447	144,425

(Provision) release for credit losses	(2,134)	(11,187)	5,677	-	(1,462)	1,708	(7,398)
Non-interest income (loss)	4,400	12,705	2,331	(433)	640	1,758	21,401
Direct non-interest expenses	(7,768)	(30,282)	(8,256)	(740)	(8,496)	(7,105)	(62,647)
Segment income	$11,489	$33,400	$25,451	$16,974	$5,659	$2,808	$95,781

Average earnings assets	$2,141,383	$2,009,060	$2,487,409	$2,485,141	$1,963,559	$466,707	$11,553,259

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-Month Period Ended September 30, 2020
Interest income	$89,353	$174,848	$102,225	$41,631	$63,754	$22,471	$494,282
Net (charge) credit for transfer of funds	(34,176)	19,485	(15,594)	34,441	(4,156)	-	-
Interest expense	-	(28,724)	-	(20,523)	(19,659)	(2,821)	(71,727)
Net interest income	55,177	165,609	86,631	55,549	39,939	19,650	422,555

Provision for credit losses	(29,491)	(56,254)	(51,844)	(2,765)	(15,944)	(6,996)	(163,294)
Non-interest income	14,843	36,634	7,673	13,777	2,534	5,565	81,026
Direct non-interest expenses	(22,647)	(89,659)	(19,688)	(2,133)	(25,221)	(21,970)	(181,318)
Segment income (loss)	$17,882	$56,330	$22,772	$64,428	$1,308	$(3,751)	$158,969

Average earnings assets	$2,076,419	$2,141,329	$2,684,803	$3,690,782	$2,025,482	$460,217	$13,079,032

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-Month Period Ended September 30, 2019
Interest income	$91,493	$158,548	$114,643	$47,553	$73,350	$22,690	$508,277
Net (charge) credit for transfer of funds	(39,442)	54,743	(45,472)	34,403	(4,232)	-	-
Interest expense	-	(27,377)	-	(29,152)	(21,790)	(2,806)	(81,125)
Net interest income	52,051	185,914	69,171	52,804	47,328	19,884	427,152

(Provision) release for credit losses	(9,241)	(28,982)	12,665	-	(7,764)	1,982	(31,340)
Non-interest income (loss)	12,255	39,238	7,146	(287)	1,942	5,873	66,167
Direct non-interest expenses	(25,810)	(88,533)	(26,869)	(2,031)	(25,641)	(22,090)	(190,974)
Segment income	$29,255	$107,637	$62,113	$50,486	$15,865	$5,649	$271,005

Average earnings assets	$2,182,680	$1,914,372	$2,509,611	$2,429,576	$1,935,768	$470,236	$11,442,243

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income :

Total income for segments	$69,436	$95,781	$158,969	$271,005
Other operating expenses (1)	(45,228)	(30,186)	(108,160)	(85,180)
Income before income taxes	24,208	65,595	50,809	185,825
Income tax (benefit) expense	(4,405)	19,268	(1,326)	54,897
Total consolidated net income	$28,613	$46,327	$52,135	$130,928

Average assets:

Total average earning assets for segments	$14,758,254	$11,553,259	$13,079,032	$11,442,243
Average non-earning assets	1,047,401	933,250	975,744	964,799
Total consolidated average assets	$15,805,655	$12,486,509	$14,054,776	$12,407,042

(1) Expenses pertaining to corporate administrative functions that support the operating segment, but are not specifically attributable to or managed by any segment, are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

NOTE 29 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

The Corporation and FirstBank are each subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s financial statements and activities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s and FirstBank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors. As of September 30, 2020 and December 31, 2019, the Corporation and FirstBank exceeded the minimum regulatory capital ratios for capital adequacy purposes and FirstBank exceeded the minimum regulatory capital ratios to be considered a well-capitalized institution under the regulatory framework for prompt corrective action. As of September 30, 2020, management does not believe that any condition has changed or event has occurred that would have changed the institution’s status.

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

As part of its response to the impact of COVID-19, on March 31, 2020, the agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule provides that, at the election of a qualified banking organization, the day 1 impact to retained earnings plus 25% of the change in the ACL (excluding PCD loans) from January 1, 2020 to December 31, 2021 will be delayed for two years and phased-in at 25% per year beginning on January 1, 2022 over a three-year period, resulting in a total transition period of five years. Accordingly, as of September 30, 2020, the capital measures of the Corporation and the Bank exclude the $62.3 million day 1 impact to retained earnings and 25% of the increase in the allowance for credit losses (as defined in the interim final rule) from January 1, 2020 to September 30, 2020. The federal financial regulatory agencies may take other measures affecting regulatory capital to address the COVID-19 pandemic, although the nature and impact of such measures cannot be predicted at this time.

The acquired assets and off-balance sheet items of BSPR have been fully included and risk weighted in the regulatory capital positions determination of the Corporation and Firstbank as of September 30, 2020. However, following regulatory capital requirements, the quarterly average asset calculation used for the leverage ratio includes the dollar amounts of the acquired assets from the acquisition date through the end of the quarter, and the denominator for the number of days in the entire quarter, which resulted in a diluted quarterly average asset balance for the quarter ended September 30, 2020. The full effect in the leverage ratio of the assets acquired in the BSPR acquisition will be reflected in the regulatory capital position determination as of December 31, 2020.

The regulatory capital positions of the Corporation and FirstBank as of September 30, 2020, which reflects the delay in the effect of CECL on regulatory capital, and December 31, 2019 were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized- Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
As of September 30, 2020
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,358,608	20.32%	$928,727	8.0%	N/A	N/A
FirstBank	$2,300,760	19.83%	$928,372	8.0%	$1,160,465	10.0%
CET1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,998,067	17.21%	$522,409	4.5%	N/A	N/A
FirstBank	$1,846,628	15.91%	$522,209	4.5%	$754,302	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,034,171	17.52%	$696,545	6.0%	N/A	N/A
FirstBank	$2,154,628	18.57%	$696,279	6.0%	$928,372	8.0%
Leverage ratio
First BanCorp.	$2,034,171	13.04%	$623,885	4.0%	N/A	N/A
FirstBank	$2,154,628	13.83%	$623,378	4.0%	$779,223	5.0%

As of December 31, 2019
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,286,337	25.22%	$725,236	8.0%	N/A	N/A
FirstBank	$2,242,262	24.74%	$725,047	8.0%	$906,309	10.0%
CET1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$1,957,887	21.60%	$407,946	4.5%	N/A	N/A
FirstBank	$1,820,571	20.09%	$407,839	4.5%	$589,101	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$1,993,991	22.00%	$543,927	6.0%	N/A	N/A
FirstBank	$2,128,571	23.49%	$543,785	6.0%	$725,047	8.0%
Leverage ratio
First BanCorp.	$1,993,991	16.15%	$493,786	4.0%	N/A	N/A
FirstBank	$2,128,571	17.26%	$493,242	4.0%	$616,552	5.0%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and standby letters of credits. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. As of September 30, 2020, commitments to extend credit amounted to approximately $2.0 billion, of which $1.1 billion relates to credit card loans. Commercial and financial standby letters of credit amounted to approximately $124.6 million. As of the date hereof, the amount of draws from unfunded loan commitments has not increased significantly due to the COVID-19 pandemic.

As of September 30, 2020, First BanCorp. and its subsidiaries were defendants in various legal proceedings, claims and other loss contingencies arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal proceedings, claims and other loss contingencies utilizing the latest information available. For legal proceedings, claims and other loss contingencies where it is both probable that the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For legal proceedings, claims and other loss contingencies where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

If management believes that, based on available information, it is at least reasonably possible that a material loss (or material loss in excess of any accrual) will be incurred in connection with any legal contingencies, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment as of September 30, 2020, no such disclosures were necessary.

NOTE 30 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of First BanCorp. at the holding company level only as of September 30, 2020 and December 31, 2019, and the results of its operations for the quarters and nine-month periods ended September 30, 2020 and 2019.

Statements of Financial Condition
(Unaudited)

	As of September 30,	As of December 31,
	2020	2019

(In thousands)

Assets
Cash and due from banks	$11,155	$16,895
Money market investments	6,211	6,211
Other investment securities	285	285
Investment in First Bank Puerto Rico, at equity	2,345,385	2,362,182
Investment in First Bank Insurance Agency, at equity	40,264	24,995
Investment in FBP Statutory Trust I	1,951	1,963
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	3,545	509
Total assets	$2,412,357	$2,416,601
Liabilities and Stockholdersʼ Equity
Liabilities:
Other borrowings	$183,762	$184,150
Accounts payable and other liabilities	3,313	4,378
Total liabilities	187,075	188,528
Stockholdersʼ equity	2,225,282	2,228,073
Total liabilities and stockholdersʼ equity	$2,412,357	$2,416,601

Statements of Income
(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2020	2019	2020	2019
(In thousands)

Income:
Interest income on money market investments	$12	$44	$60	$189
Dividend income from banking subsidiaries	14,482	7,750	41,370	28,500
Other income	51	70	399	216
	14,545	7,864	41,829	28,905
Expense:
Other borrowings	1,356	2,331	5,029	7,210
Other operating expenses	607	644	1,665	1,749
	1,963	2,975	6,694	8,959

Gain on early extinguishment of debt	94	-	94	-
Income before income taxes and equity
in undistributed earnings of subsidiaries	12,676	4,889	35,229	19,946
Income tax expense	448	1,037	1,671	2,376
Equity in undistributed earnings of subsidiaries	16,385	42,475	18,577	113,358
Net income	$28,613	$46,327	$52,135	$130,928
Other comprehensive (loss) income, net of tax	(7,943)	7,562	38,563	45,539
Comprehensive income	$20,670	$53,889	$90,698	$176,467

NOTE 31 – SUBSEQUENT EVENTS

During the third quarter of 2020, the Corporation offered a Voluntary Separation Program (“VSP”) to eligible employees in the Puerto Rico region as part of its integration process related to the BSPR acquisition. To allow for a transition period. the effective separation dates for eligible employees who accept the offer will be between the end of November 2020 and the end of April 2021. Since employees’ elections become irrevocable in the fourth quarter of 2020, the Corporation did not record any charge for this program in the third quarter of 2020. The Corporation currently estimates that total costs associated with the VSP will be in a range of $5.2 million to $8.0 million. The Corporation anticipates that approximately $1.8 million to $2.7 million of these costs will be recorded in the fourth quarter of 2020 based on the effective dates and the remainder will be amortized through the applicable dates in 2021.

In addition, following the BSPR acquisition, the Corporations intends to consolidate 8 to 10 banking branches. The branch consolidations are expected to be completed in the first half of 2021.

Management has reviewed all other the events occurring through the date of this report and other than the discussion of the COVID-19 pandemic included in Note 1 – Basis of Presentation and Significant Accounting Policies, above, there were no additional subsequent events that require additional disclosure or adjustment to amounts reported in the Corporation’s consolidated financial statements as of and for the quarter and nine-month period ended September 30, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

SELECTED FINANCIAL DATA
	Quarter ended		Nine-Month Period Ended
(In thousands, except for per share data and financial ratios)	September 30,		September 30,
	2020	2019	2020	2019
Condensed Income Statements:
Total interest income	$170,402	$172,295	$494,282	$508,277
Total interest expense	21,706	27,870	71,727	81,125
Net interest income	148,696	144,425	422,555	427,152
Provision for credit losses	46,914	7,398	163,294	31,340
Non-interest income	29,934	21,401	81,026	66,167
Non-interest expenses	107,508	92,833	289,478	276,154
Income before income taxes	24,208	65,595	50,809	185,825
Income tax (benefit) expense	(4,405)	19,268	(1,326)	54,897
Net income	28,613	46,327	52,135	130,928
Net income attributable to common stockholders	27,944	45,658	50,128	128,921
Per Common Share Results:
Net earnings per share-basic	$0.13	$0.21	$0.23	$0.60
Net earnings per share-diluted	$0.13	$0.21	$0.23	$0.59
Cash dividends declared	$0.05	$0.03	$0.15	$0.09
Average shares outstanding	216,922	216,690	216,876	216,569
Average shares outstanding-diluted	217,715	217,227	217,533	217,053
Book value per common share	$10.03	$9.96	$10.03	$9.96
Tangible book value per common share (1)	$9.67	$9.79	$9.67	$9.79
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.72	1.47	0.50	1.41
Interest Rate Spread	3.62	4.42	3.85	4.42
Net Interest Margin	3.93	4.89	4.23	4.90
Interest Rate Spread - tax equivalent basis (2)	3.75	4.59	4.01	4.60
Net Interest Margin - tax equivalent basis (2)	4.07	5.06	4.39	5.08
Return on Average Total Equity	5.07	8.39	3.13	8.19
Return on Average Common Equity	5.03	8.53	3.06	8.33
Average Total Equity to Average Total Assets	14.22	17.55	15.84	17.22
Tangible common equity ratio (1)	11.36	17.03	11.36	17.03
Dividend payout ratio	38.81	14.24	64.90	15.12
Efficiency ratio (3)	60.18	55.98	57.48	55.98
Asset Quality:
Allowance for credit losses for loans and finance leases to total loans held for investment	3.25	1.85	3.25	1.85
Net charge-offs (annualized) to average loans	0.45	0.61	0.55	0.93
Provision for credit losses for loans and finance leases to net charge-offs	421.70	53.48	407.94	50.77
Non-performing assets to total assets	1.57	2.65	1.57	2.65
Nonaccrual loans held for investment to total loans held for investment	1.70	2.41	1.70	2.41
Allowance for credit losses for loans and finance leases to total nonaccrual loans
held for investment	191.13	76.57	191.13	76.57
Allowance for credit losses for loans and finance leases to total nonaccrual loans
held for investment, excluding residential real estate loans	490.13	185.65	490.13	185.65
Other Information:
Common Stock Price: End of period	$5.22	$9.98	$5.22	$9.98

	As of September 30, 2020	As of December 31, 2019

Balance Sheet Data:
Total loans, including loans held for sale	$11,895,945	$9,041,682
Allowance for credit losses for loans and finance leases	384,718	155,139
Money market and investment securities, net of allowance for credit losses for debt securities	3,621,902	2,398,157
Goodwill and other intangible assets	78,294	35,671
Deferred tax asset, net	347,543	264,842
Total assets	18,659,768	12,611,266
Deposits	15,202,898	9,348,429
Borrowings	973,762	854,150
Total preferred equity	36,104	36,104
Total common equity	2,143,851	2,185,205
Accumulated other comprehensive income, net of tax	45,327	6,764
Total equity	2,225,282	2,228,073

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

The following MD&A relates to the accompanying consolidated financial statements of First BanCorp. (the “Corporation,” “we,” “us,” “our,” or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2019. This section also presents certain financial measures that are not based on generally accepted accounting principles in the United States (“GAAP”). See “Basis of Presentation” below for information about why the non-GAAP financial measures are being presented and the reconciliation of non-GAAP financial measures to the most comparable GAAP financial measures for which the reconciliation is not presented earlier.

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

RECENT DEVELOPMENTS

Acquisition of Banco Santander Puerto Rico

Effective as of September 1, 2020, the Corporation completed the acquisition of Banco Santander Puerto Rico (“BSPR”) pursuant to a stock purchase agreement dated as of October 21, 2019, by and among FirstBank and Santander Holding USA, Inc. (the “Stock Purchase Agreement”). The Corporation’s financial statements reflect $5.6 billion in total assets, $2.6 billion in gross loans, and $4.2 billion in total deposits acquired in the BSPR acquisition. BSPR operated 27 banking branches in Puerto Rico. As a result of the BSPR acquisition, the Corporation expanded its presence in Puerto Rico, increased its operational scale and strengthened its competitiveness in retail, commercial, and residential lending. The acquisition also allowed the Corporation to increase its deposit base at a lower cost.

Pursuant to the terms of the Stock Purchase Agreement and, in consideration for the acquisition, the Corporation paid cash in an amount of approximately (i) $394.8 million for 117.5% of BSPR’s core tangible common equity (comprised of a $58.8 million premium on $336 million of core tangible common equity), plus (ii) $882.8 million for BSPR’s excess capital (paid at par), which represents the estimated closing payment.

As a result of the BSPR acquisition, the Corporation recorded core deposits and other intangible assets of $39.2 million and goodwill of $6.3 million. At acquisition, the estimated fair value of assets acquired, and liabilities assumed primarily consisted of the following:

• $2.5 billion of loans

• $1.7 billion of cash and cash equivalents

• $1.2 billion of investment securities

• $35.4 million of core deposit intangible

• $6.3 million of goodwill

• $3.8 million of purchased credit card relationship intangible

• $4.2 billion of deposits

As of September 30, 2020, the purchase price remains subject to final adjustments. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”). Such fair values are preliminary estimates and are subject to adjustment for up to one year after the acquisition date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier.

While the integration of the mortgage banking systems and insurance business was completed early in October 2020, the full integration and system conversion of BSPR is scheduled to occur in the second quarter of 2021.

The Corporation’s financial results for the third quarter of 2020 include the 30 days of BSPR operations, after completion of the acquisition, which have an effect on the comparability of the current quarter’s results to prior periods. The most significant effects of the BSPR acquisition on the Corporation’s financial results consist of the following:

• $38.9 million of reserves required by the current expected credit losses (“CECL”) methodology (“Day 1 reserves”) for non-purchased credit deteriorated (“non-PCD”) loans acquired, which were recorded as a charge to the provision for credit losses

• $14.0 million in net interest income

• $2.0 million in non-interest income

• $10.7 million in non-interest expenses

For additional information about the acquisition of BSPR, please see Note 2 – Business Combination in the accompanying consolidated financial statements.

COVID-19 Pandemic

The coronavirus (“COVID-19”) pandemic has caused significant disruption in economic activity in the markets in which the Corporation operates. In response to the COVID-19 pandemic, Puerto Rico’s Governor has issued several executive orders including, among other things, a stay-at-home mandate on March 15, 2020, which was subsequently extended until June 15, 2020, the lockdown of non-essential businesses, and a nightly curfew. On May 4, 2020, the Puerto Rico government began to implement a plan for the gradual reopening of the economy. While substantially all parts of the economy of Puerto Rico have reopened, under new guidelines that affect how individuals interact and how businesses and governments operate, the operations and financial results of the Corporation have been and could continue to be adversely affected by the COVID-19 pandemic.

The Corporation’s businesses in the other jurisdictions in which it operates have also been adversely affected by the COVID-19 pandemic. On March 26, 2020, Florida’s Governor issued a stay-at-home order, and the state began to reopen essential operations through a phase-in process on May 4, 2020. On September 25, 2020, the state of Florida entered phase 3 of their reopening process, which essentially lifted all COVID-19 restrictions on restaurants and other businesses across the state. Additionally, the U.S. Virgin Islands reopened its tourism-based economy on September 19, 2020 after a setback due to an increase in COVID-19 cases.

The Corporation has implemented various steps to protect its employees, consistent with guidance from federal and local authorities, such as requiring that a majority of support staff work remotely, implementing stricter safety and cleaning protocols, including measures for contact tracing and preventive testing. Branches in Puerto Rico are operating until 4:30 p.m. on weekdays and 1:00 p.m. on Saturdays, following various government directives regarding social distancing and use of personal protective equipment, such as face masks. The Corporation also enhanced client awareness of its digital banking offerings. Monthly average digital monetary transactions have increased by 21%, when compared to pre-pandemic monthly levels and the Corporation’s digital banking registered users have grown by 42% since the beginning of the year.

Governments globally intervened with fiscal policies to mitigate the impact, including the Coronavirus Aid, Relief, and Economic Security of 2020 (the “CARES Act of 2020”) Act in the United States (“U.S.”), which intended to provide economic relief to businesses and individuals. Some of the provisions of the CARES Act of 2020 improved the ability of impacted borrowers, including Puerto Rico residents, to repay their loans, including by providing direct cash payments to eligible taxpayers below specified income limits, expanded unemployment insurance benefits and eligibility, and relief designed to prevent layoffs and business closures. Under the provisions of the CARES Act of 2020, financial institutions may permit loan modifications for borrowers affected by the COVID-19 pandemic without categorizing the modifications as Troubled Debt Restructurings (“TDR”), as long as the loan meets certain conditions.

During the third quarter of 2020, the Corporation continued to support its customers affected by the COVID-19 pandemic and, consistent with regulatory guidance, continued with its payment deferral and relief programs. As of September 30, 2020, the Corporation had deferred repayment arrangements involving 25,173 loans, totaling $1.2 billion, or 10%, of its total loan portfolio held for investment, consisting of 3,227 residential mortgage loans, totaling $511.9 million, 21,750 consumer loans, totaling $168.7 million, and 196 commercial and construction loans, totaling $540.8 million. As of October 30, 2020, borrowers holding approximately $1.1 billion of the total loans balance have resumed scheduled payments.

Loans under repayment moratoriums decreased during the month of October to $119.0 million, or less than 1%, of the total loan portfolio held for investment as of October 30, 2020. These loans consisted primarily of commercial and construction loans (for additional information about these programs, refer to “Financial Condition and Operating Data Analysis – Early Delinquency”). As a result of the effects of the COVID-19 pademic, certain borrowers in industries with longer expected recovery times, mostly the hospitality, retail and entertainment industries, could need additional relief. The Corporation is currently evaluating approximately $350 million in exposures to commercial loans for potential modifications under the CARES Act of 2020.

In addition, during the third quarter of 2020, the Corporation originated 636 loans under the Small Business Payment Administration Paycheck Protection Program (“SBA PPP”), totaling $15.1 million. Together with originations closed in the second quarter, the Corporation has executed over 6,000 loans for approximately $390.3 million in the two rounds of the program. The acquisition of BSPR added $77.6 million of SBA PPP loans as of September 30, 2020. As of September 30, 2020, the total amount of SBA PPP loans carried on the Corporation’s books amounted to $453.4 million.

The Corporation’s financial results include a provision for credit losses on loans, finance leases and debt securities of $46.9 million and $163.3 million for the third quarter and first nine months of 2020, respectively. While the Day 1 reserves required for non-PCD loans acquired in the BSPR acquisition amounted to $38.9 million in the third quarter of 2020, the remainder of the charges to the provision was largely related to the effect of the COVID-19 pandemic on current and forecasted economic and market conditions. The provision for credit losses on legacy loans, finance leases and debt securities amounted to $8.0 million and $124.4 million for the quarter and nine-month period ended September 30, 2020, compared to $7.4 million and $31.8 million for the same periods in 2019. In addition, although increased customer activity was reflected in the third quarter, the preventative measures taken by local governments to stem the spread of the COVID-19 pandemic adversely affected the Corporation’s transaction fee income for the nine-month period ended September 30, 2020. Transaction fee income from credit and debit cards, automated teller machines (ATMs), and merchant and point-of-sale (POS) transactions decreased by $1.9 million during the first nine months of 2020, as compared to the same period in 2019. In addition, despite the contribution of the BSPR acquisition, service charges on deposit accounts decreased by $0.3 million in the third quarter of 2020, compared to the third quarter of 2019, and by $1.4 million for the first nine months of 2020, compared to the same period in 2019. Further, the lower interest rate environment adversely affected the Corporation’s net interest income and reduced the net interest margin by 96 basis points to 3.93% for the third quarter of 2020 compared to 4.89% for the third quarter of 2019, and by 67 basis points to 4.23% for the first nine months of 2020, compared to the same period a year ago. Nevertheless, as of September 30, 2020, the Corporation’s and the Bank’s capital ratios were well in excess of all regulatory capital requirements and the Corporation maintained high liquidity levels with the cash and liquid securities to total assets ratio exceeding 19.2%, compared to 15.8% as of December 31, 2019. As of September 30, 2020, the Corporation had approximately $1.4 billion in available unused lines of credit at the Federal Home Loan Bank (“FHLB”) and approximately $936.1 million available for borrowings through the Primary Credit Federal Reserve Board (“FED”) Discount Window Program, if needed. While the Corporation believes that it have sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, its financial results and regulatory capital ratios could be adversely impacted by further credit losses and it is unable to predict the extent, nature or duration of the effects of COVID-19 on its results of operations and financial condition at this time.

Update on Previously Reported Cybersecurity Incident

On October 23, 2020, the Corporation announced that it had detected an alert in its technology infrastructure signaling a cybersecurity incident affecting certain service channels. The Corporation immediately activated its security protocols and took preventive actions to protect its information and that of its customers, including temporarily interrupting certain bank services for our customers. The Corporation believes that the incident has been contained and the Corporation has resumed all normal operations. Although the Corporation is still in the early stages of investigating the incident, to date we have no evidence that there has been any misuse of data and we do not expect the incident to have a material impact on the Corporation’s business, operations or financial condition.

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

The Corporation had net income of $28.6 million, or $0.13 per diluted common share, for the quarter ended September 30, 2020, compared to $46.3 million, or $0.21 per diluted common share, for the same period in 2019.

The key drivers of the Corporation’s GAAP financial results for the quarter ended September 30, 2020, compared to the same period in 2019, include the following:

• Net interest income for the quarter ended September 30, 2020 was $148.7 million, compared to $144.4 million for the third quarter of 2019. Approximately $14.0 million of the increase was related to the acquisition of BSPR which at closing added $2.5 billion of loans and $1.2 billion of investment securities. In addition, net interest income benefited from a lower cost of deposits. These variances were partially offset by the effects of a lower interest rate environment on average loan and investment yields.

The net interest margin decreased to 3.93% for the third quarter of 2020, compared to 4.89% for the same period a year ago. The decrease was primarily due to the effect of the low interest rate environment on the repricing of variable rate commercial loans and interest-bearing cash balances, as well as on the U.S. agencies premium amortization expense. In addition, net interest margin was adversely affected by a higher proportion of low-yielding assets, such as the interest-bearing cash balances, U.S agencies bonds and mortgage-backed securities (“MBS”), and SBA PPP loans, to total interest-earning assets, partially offset by the decrease in the average interest rate paid on interest-bearing deposits. See “Net Interest Income” below for additional information.

• The provision for credit losses on loans, finance leases, and debt securities increased by $39.5 million to $46.9 million for the third quarter of 2020, compared to $7.4 million for the same period in 2019. Approximately $38.9 million of the provision for the third quarter was a result of the Day 1 reserves required by CECL for non-PCD loans acquired in the BSPR acquisition. The remaining increase was driven by an increase in reserves for commercial mortgage loans in the third quarter, reflecting adverse changes in the economic forecast used in the Corporation’s CECL model affecting the retail real estate industry, partially offset by lower reserve requirements for the legacy residential and consumer loan portfolios. Effective January 1, 2020, the Corporation adopted the CECL model required by ASC Topic 326, “Financial Instruments-Credit Losses” (“ASC 326”), which replaced the incurred loss methodology. ASC 326 does not require restatement of comparative period financial statements; as such, results for the third quarter and first nine months of 2020 reflect the adoption of ASC 326, while prior periods reflect results under the previously required incurred loss methodology. The adoption of ASC 326 resulted in a cumulative increase of approximately $93.2 million in the allowance for credit losses (“ACL”) as of January 1, 2020.

Net charge-offs totaled $11.4 million for the third quarter of 2020, or 0.45% of average loans on an annualized basis, compared to $13.8 million, or 0.61% of average loans for the same period in 2019. The decrease consisted of a $4.4 million decline in net charge-offs taken on consumer loans, primarily on auto and personal loans, and a $2.1 million decrease in net charge-offs taken on residential mortgage loans, partially offset by a $4.1 million increase in net charge-offs taken on commercial and construction loans. The decrease in net charge-offs taken on residential mortgage and consumer loans reflects, in part, the effect of the deferred repayment arrangements provided to borrowers affected by the COVID-19 pandemic that maintained the delinquency status that existed at the date of the event until the end of the deferral period. Meanwhile, the increase in net-charge offs on commercial and construction loans primarily reflects the effect of a $3.1 million charge-off taken on a commercial mortgage loan in the Puerto Rico region in the third quarter of 2020 and the effect in the third quarter of 2019 of a $1.7 million loan loss recovery recorded on a commercial and industrial loan in the Virgin Islands region. See “Provision for credit losses” and “Risk Management” below for analyses of the ACL and non-performing assets and related ratios.

• The Corporation recorded non-interest income of $29.9 million for the third quarter of 2020, compared to $21.4 million for the same period in 2019. The $8.5 million increase was primarily related to: (i) a $5.3 million gain on sales of approximately $116.6 million of available-for-sale U.S. agencies MBS and $803.3 million of U.S. Treasury notes in the third quarter of 2020; and (ii) a $2.7 million increase in revenues from mortgage banking activities, driven by a higher volume of loan originations and sales. Approximately $2.0 million of the total increase in non-interest income is attributable to the contribution of the BSPR acquisition, primarily reflected in service charges on deposits, and transactional interchange and merchant fee income. See “Non-Interest Income” below for additional information.

• Non-interest expenses for the third quarter of 2020 were $107.5 million compared to $92.8 million for the same period in 2019, an increase of $14.7 million. Non-interest expenses for the third quarter of 2020 included $10.4 million of merger and restructuring costs associated with the acquisition of BSPR, compared to $0.6 million for the third quarter of 2019, and $1.0 million of COVID-19 pandemic-related expenses, primarily related to additional cleaning, safety materials and security measures. In addition, approximately $10.7 million of the total increase in non-interest expenses is related to incremental expenses resulting from the acquired BSPR operations as well as the related amortization of intangible assets acquired. These variances were partially offset by, among other things, declines in professional service fees, losses from OREO operations, as well as compensation bonuses, overtime, and expenses related to employees' relations activities as further discussed below. See “Non-Interest Expenses” below for additional information.

• For the third quarter of 2020, the Corporation recorded an income tax benefit of $4.4 million, compared to an income tax expense of $19.3 million for the same period in 2019. The variance was mostly attributable to an $8.0 million partial reversal of the Corporation’s deferred tax asset valuation allowance after considering significant positive evidence on the utilization of net operating losses due to the acquisition of BSPR in the third quarter of 2020 and an income tax benefit of approximately $13.0 million recorded in the third quarter of 2020 in connection with the aforementioned $38.9 million charge to the provision for credit losses related to non-PCD loans acquired in the BSPR acquisition. The variance also reflects the effect of a lower effective tax rate in 2020 resulting from a decreased taxable income proportionate to pre-tax income. As of September 30, 2020, the Corporation had a deferred tax asset of $347.5 million (net of a valuation allowance of $99.6 million, including a valuation allowance of $62.1 million against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank). See “Income Taxes” below for additional information. On January 1, 2020, the Corporation recognized an additional $31.3 million in deferred tax assets in connection with the transitional adjustment resulting from the adoption of the CECL accounting standard and the BSPR acquisition added $28.9 million of net deferred tax assets at the acquisition date.

• As of September 30, 2020, total assets were $18.7 billion, an increase of $6.0 billion from December 31, 2019. The statement of financial condition as of September 30, 2020 includes $2.6 billion in loans and $354.8 million in investment securities related to the acquisition of BSPR. In addition, there was a $1.8 billion increase in cash and cash equivalents, reflecting both the effect of proceeds from the sales of U.S. Treasury notes acquired from BSPR amounting to $803.3 million and a $406.6 million increase related to the excess of the cash acquired in the BSPR acquisition over the cash consideration paid at closing. The increase also reflects the effect of an $857.7 million increase in the legacy investment securities portfolio, driven by purchases of U.S. agencies bonds and MBS, and a $303.0 million increase in the legacy loan portfolio, primarily related to the $390.3 million of SBA PPP loans originated in the two rounds of the program in 2020. See “Financial Condition and Operating Data Analysis” below for additional information.

• As of September 30, 2020, total liabilities were $16.4 billion, an increase of $6.0 billion from December 31, 2019. The increase was mainly the result of the acquisition of BSPR, which added $4.2 billion in total deposits as of September 30, 2020. In addition, there was a $1.7 billion organic growth in deposits, primarily in demand deposits and savings reflecting the effect of payments received by individuals and commercial customers from government stimulus packages, as well as the effect of payment deferral programs. See “Risk Management – Liquidity Risk and Capital Adequacy” below for additional information about the Corporation’s funding sources.

• As of September 30, 2020, the Corporation’s stockholders’ equity was $2.2 billion, a decrease of $2.8 million from December 31, 2019. The decrease was driven by the $62.3 million transition adjustment related to the adoption of CECL that was recorded against beginning retained earnings, and common and preferred stock dividends totaling $34.8 million declared in the first nine months of 2020, partially offset by the earnings generated in the first nine months of 2020, and an increase of approximately $51.8 million in other comprehensive income (“OCI”) related to changes in the fair value of available-for-sale investment securities. The Corporation’s common equity tier 1 capital, tier 1 capital, total capital and leverage ratios were 17.21%, 17.52%, 20.32% and 13.04%, respectively, as of September 30, 2020, compared to common equity tier 1 capital, tier 1 capital, total capital and leverage ratios of 21.60%, 22.00%, 25.22%, and 16.15%, respectively, as of December 31, 2019. As permitted by the regulatory capital framework, the Corporation elected the option to delay for two years the effect of the estimate of the CECL methodology on regulatory capital, relative to the incurred loss methodology’s effect on capital, followed by a three-year transition period. In addition, the quarterly average asset calculation used for the numerator of the leverage ratio as of September 30, 2020 includes the dollar amount of the assets acquired in the BSPR acquisition since the acquisition date through the end of the third quarter, and the denominator reflects the number of days in the entire quarter, which resulted in a diluted quarterly average asset balance for the quarter ended September 30, 2020. The full effect in the leverage ratio of the assets acquired in the BSPR acquisition will be reflected in the regulatory capital position determination as of December 31, 2020. See “Risk Management – Capital” below for additional information.

• Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, but excluding the utilization activity on outstanding credit cards, was $971.1 million for the quarter ended September 30, 2020, compared to $1.0 billion for the same period in 2019. The variance consisted of a decrease of $126.5 million in commercial and construction loan originations, primarily in the Puerto Rico region, and an $18.1 million decrease in consumer loan originations, predominantly personal loans, partially offset by a $40.7 million increase in residential mortgage loan originations, driven by a higher volume of refinancings and conforming loan originations due to the lower mortgage loan interest rate environment.

• Total non-performing assets were $293.3 million as of September 30, 2020, a decrease of $24.1 million from December 31, 2019. The decrease was primarily related to: (i) a $12.6 million decrease in the OREO portfolio balance, driven by sales; (ii) a $5.8 million decrease in nonaccrual consumer loans; and (iii) a $5.0 million decrease in nonaccrual commercial and construction loans, including the $3.1 million charge-off taken on a commercial mortgage loan in the Puerto Rico region, the payoff of a $2.0 million commercial mortgage loan in the Virgin Islands and the restoration to accrual status of $1.7 million of loans related to a commercial mortgage borrower in the Puerto Rico region. See “Risk Management – Non-Accruing and Non-Performing Assets” below for additional information.

• Adversely classified commercial and construction loans decreased by $63.2 million to $157.3 million as of September 30, 2020, compared to December 31, 2019. The decrease was driven by the upgrade in the credit risk classification of a $117.5 million commercial mortgage loan relationship in the Puerto Rico region during the first quarter of 2020, partially offset by the downgrade in the third quarter of 2020 of two commercial relationships in the Florida region engaged in the transportation industry totaling $38.8 million. While approximately 99% of the Corporation’s small business banking customers and 100% of the corporate banking customers had reopened their businesses after the government-imposed lockdowns earlier in 2020, the Corporation is closely monitoring its loan portfolio to identify potential at-risk segments, the payment performance after the end of payment deferral periods, the need for extensions of payment deferral arrangements and the performance of different sectors of the economy in all the markets where the Corporation operates.

The Corporation’s financial results for the third quarter and first nine months of 2020 and 2019 included the following items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”):

Quarter and Nine-Month Period Ended September 30, 2020

• Gain on sales of U.S. agencies MBS and U.S Treasury notes of $5.3 million and $13.4 million recorded in the third quarter and nine-month period ended September 30, 2020, respectively. The gain on tax-exempt securities or realized at the tax-exempt international banking entity subsidiary level had no effect on the income tax expense recorded on the third quarter and first nine months of 2020.

• Merger and restructuring costs of $10.4 million ($6.5 million after-tax) and $14.2 million ($8.9 million after-tax) for the third quarter and nine-month period ended September 30, 2020, respectively, in connection with the acquisition of BSPR and related restructuring initiatives. Merger and restructuring costs primarily included consulting, legal, system conversions and other integration related efforts.

• An $8.0 million tax benefit related to a partial reversal of the deferred tax asset valuation allowance recorded in the third quarter of 2020.

• Costs of $1.0 million ($0.6 million after-tax) and $4.3 million ($2.7 million after-tax) related to the COVID-19 pandemic response efforts recorded in the third quarter and nine-month period ended September 30, 2020, respectively, primarily costs related to additional cleaning, safety materials, and security measures. Also included was approximately $1.7 million in bonuses paid to branch personnel and other essential employees for working during the pandemic during the second quarter of 2020, as well as other employee-related expenses such as expenses for the administration of COVID-19 tests and purchases of personal protective equipment.

• A $0.1 million gain realized on the repurchase of $0.4 million of trust-preferred securities (“TRuPs”) in the third quarter of 2020.

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

Quarter and Nine-Month Period Ended September 30, 2019

• A $3.0 million ($1.8 million after-tax) positive effect on earnings related to the acceleration of the discount accretion from the payoff of an acquired commercial mortgage loan in the third quarter of 2019.

• Benefits of $0.4 million ($0.2 million after-tax) and $1.2 million ($0.7 million after-tax) for the third quarter and nine-month period ended September 30, 2019, respectively, resulting from hurricane-related insurance recoveries related to repairs and maintenance costs, and impairments associated with facilities in the Virgin Islands region.

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

The following table reconciles for the quarter and nine-month periods ended September 30, 2020 and 2019 the reported net income to adjusted net income, a non-GAAP financial measure that excludes the Special Items identified above:

	Quarter ended September 30,		Nine-month period ended September 30,

	2020	2019	2020	2019
(In thousands)
Net income, as reported (GAAP)	$28,613	$46,327	$52,135	$130,928
Adjustments:
Gain on sales of investment securities	(5,288)	-	(13,380)
Merger and restructuring costs	10,441	592	14,188	592
COVID-19 pandemic-related expenses	962	-	4,286
Partial reversal of deferred tax asset valuation allowance	(8,000)	-	(8,000)	-
Hurricane-related loan loss reserve release		-	-	(6,425)
Accelerated discount accretion due to early payoff of acquired loan	-	(2,953)		(2,953)
Gain on early extinguishment of debt	(94)	-	(94)
Employee retention benefit - Disaster Tax Relief and Airport Extension Act of 2017		-	-	(2,317)
Benefit from hurricane-related insurance recoveries	-	(379)	(6,153)	(1,199)
Income tax impact of adjustments (1)	(4,276)	1,028	(4,621)	3,745
Adjusted net income (Non-GAAP)	$22,358	$44,615	$38,361	$122,371

(1)See "Basis of Presentation" below for the individual tax impact related to reconciling items.

Critical Accounting Policies and Practices

The accounting principles of the Corporation and the methods of applying these principles conform to GAAP. The Corporation’s critical accounting policies relate to: 1) the allowance for credit losses; 2) income taxes; 3) the classification and values of financial instruments; 4) income recognition on loans; and 5) acquired loans. These critical accounting policies involve judgments, estimates and assumptions made by management that affect the amounts recorded for assets, liabilities and contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates and assumptions, if different outcomes or conditions prevail. Certain determinations inherently require greater reliance on the use of judgments, estimates, and assumptions, and, as such, have a greater possibility of producing results that could be materially different than those originally reported.

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

Allowance for Credit Losses

The Corporation maintains an ACL for loans and finance leases based upon management’s estimate of the expected credit losses in the loan portfolio, as of the balance sheet date, excluding loans held for sale. Additionally, the Corporation maintains an ACL for debt securities classified as either held-to-maturity (HTM) or available-for-sale (AFS), and other off-balance sheet credit exposures (e.g., unfunded loan commitments). In connection with the adoption of CECL, the Corporation updated its approach for estimating expected credit losses, which requires management to exercise judgment and make estimates in new areas, as described more fully below, and updated its accounting policies. For more information, see Note 1, – Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements in this Form 10-Q. For loans and finance leases, unfunded loan commitments, and HTM debt securities, the ACL is measured based on the remaining contractual term of the financial asset exposures, adjusted, as appropriate, for prepayments and permitted extension options using historical experience, current conditions, and forecasted information. For AFS debt securities, the ACL is measured using a discounted cash flow approach and is limited to the difference between the fair value of the security and its amortized cost. Changes in the ACL and, therefore, in the related provision for credit losses can materially affect net income. In applying the judgment and review required to determine the ACL, management considerations include the evaluation of past events, historical experience, changes in economic forecasts and conditions, customer behavior, collateral values, and the length of the initial loss forecast period, and other influences. During 2020, management has also considered the effect of the COVID-19 pandemic in determining the ACL. From time to time, changes in economic factors or assumptions, business strategy, products or product mix, or debt security investment strategy may result in a corresponding increase or decrease in our ACL.

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

• The ACL on a TDR loan is generally measured using a discounted cash flow method unless the loan is collateral dependent, in which case the ACL is measured based on the fair value of the collateral. The discounted cash flow method will provide the estimated life-time credit losses. For credit card, personal, and nonaccrual auto loans and finance leases modified in a TDR, the ACL is measured using the same methodologies as those used for all other loans in those portfolios.

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

Acquired Loans

Loans acquired through purchase or a business combination are recorded at their fair value as of the acquisition date. The Corporation performs an assessment of acquired loans to first determine if such loans have experienced more than insignificant deterioration in credit quality since their origination and thus should be classified and accounted for as purchased credit deteriorated (“PCD”) loans. For loans that have not experienced more than insignificant deterioration in credit quality since origination, referred to as non-PCD loans, the Corporation records such loans at fair value, with any resulting discount or premium accreted or amortized into interest income over the remaining life of the loan using the interest method. Additionally, upon the purchase or acquisition of non-PCD loans, the Corporation measures and records an ACL based on the Corporation’s methodology for determining the ACL. The ACL for non-PCD loans is recorded through a charge to provision for credit losses in the period in which the loans were purchased or acquired.

Acquired loans that are classified as PCD are recognized at fair value, which includes any resulting premiums or discounts. Premiums and non-credit loss related discounts are amortized or accreted into interest income over the remaining life of the loan using the interest method. Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance and not through a charge to provision for credit losses in the period in which the loans were acquired. At acquisition, the ACL for PCD loans, which represents the fair value credit discount, is determined using a discounted cash flow method that considers the PDs and LGDs used in the Corporation’s ACL methodology. Characteristics of PCD loans include: delinquency, payment history since origination, credit scores migration and/or other factors the Corporation may become aware of through its initial analysis of acquired loans that may indicate there has been more than insignificant deterioration in credit quality since a loan’s origination. In connection with the BSPR acquisition on September 1, 2020, the Corporation acquired PCD loans with an aggregate fair value at acquisition of approximately $753.0 million, and recorded an ACL of approximately $28.7 million, which was added to the amortized cost of the loans. In addition, the Corporation recorded an ACL of $1.3 million for acquired PCD debt securities.

Subsequent to acquisition, the ACL for both non-PCD and PCD loans is determined pursuant to the Corporation’s ACL methodology in the same manner as all other loans.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and nine-month period ended September 30, 2020 was $148.7 million and $422.6 million, respectively, compared to $144.4 million and $427.2 million for the comparable periods in 2019. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter and nine-month period ended September 30, 2020 was $153.6 million and $438.3 million, respectively, compared to $149.4 million and $442.4 million for the comparable periods in 2019. Net interest income for the quarter and nine-month period ended September 30, 2020 includes $14.0 million related to assets and liabilities acquired in the BSPR acquisition.

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

Part I
	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended September 30,	2020	2019	2020	2019	2020	2019
(Dollars in thousands)

Interest-earning assets:
Money market and other short-term investments	$1,450,669	$762,934	$405	$4,081	0.11%	2.12%
Government obligations (2)	1,129,976	588,287	4,890	6,752	1.72%	4.55%
MBS	2,253,121	1,295,189	11,525	9,820	2.03%	3.01%
FHLB stock	31,635	41,779	441	660	5.55%	6.27%
Other investments	6,309	3,395	10	7	0.63%	0.82%
Total investments (3)	4,871,710	2,691,584	17,271	21,320	1.41%	3.14%
Residential mortgage loans	3,117,021	3,018,603	41,577	40,610	5.31%	5.34%
Construction loans	185,359	104,816	2,453	1,691	5.26%	6.40%
Commercial and Industrial and Commercial mortgage loans	4,468,614	3,748,186	51,902	55,543	4.62%	5.88%
Finance leases	447,854	378,866	8,349	7,192	7.42%	7.53%
Consumer loans	1,944,823	1,776,254	53,796	50,904	11.00%	11.37%
Total loans (4) (5)	10,163,671	9,026,725	158,077	155,940	6.19%	6.85%
Total interest-earning assets	$15,035,381	$11,718,309	$175,348	$177,260	4.64%	6.00%
Interest-bearing liabilities:
Brokered CDs	$332,429	$502,569	$1,850	$2,843	2.21%	2.24%
Other interest-bearing deposits	8,412,342	6,290,767	14,238	17,498	0.67%	1.10%
Other borrowed funds	493,572	284,150	2,840	3,651	2.29%	5.10%
FHLB advances	494,348	741,522	2,778	3,878	2.24%	2.07%
Total interest-bearing liabilities	$9,732,691	$7,819,008	$21,706	$27,870	0.89%	1.41%
Net interest income			$153,642	$149,390
Interest rate spread					3.75%	4.59%
Net interest margin					4.07%	5.06%

	Average Volume		Interest income (1) / expense		Average Rate (1)
Nine-Month Period Ended September 30,	2020	2019	2020	2019	2020	2019
(Dollars in thousands)

Interest-earning assets:
Money market and other short-term investments	$1,099,634	$615,499	$2,950	$10,350	0.36%	2.25%
Government obligations (2)	784,348	690,566	15,454	21,482	2.63%	4.16%
MBS	1,937,083	1,304,777	37,874	32,033	2.61%	3.28%
FHLB stock	32,234	41,809	1,527	2,013	6.33%	6.44%
Other investments	6,082	3,169	31	20	0.68%	0.84%
Total investments (3)	3,859,381	2,655,820	57,836	65,898	2.00%	3.32%
Residential mortgage loans	2,952,278	3,071,624	118,044	123,779	5.34%	5.39%
Construction loans	159,092	94,075	6,519	4,531	5.47%	6.44%
Commercial and Industrial and Commercial mortgage loans	4,032,497	3,760,878	146,629	163,518	4.86%	5.81%
Finance leases	433,014	360,429	24,015	20,313	7.41%	7.54%
Consumer loans	1,895,308	1,705,150	156,972	145,459	11.06%	11.41%
Total loans (4) (5)	9,472,189	8,992,156	452,179	457,600	6.38%	6.80%
Total interest-earning assets	$13,331,570	$11,647,976	$510,015	$523,498	5.11%	6.01%
Interest-bearing liabilities:
Brokered CDs	$393,038	$511,567	$6,572	$8,312	2.23%	2.17%
Other interest-bearing deposits	7,330,643	6,166,594	46,167	48,624	0.84%	1.05%
Loans payable	11,241	-	21	-	0.25%	-%
Other borrowed funds	472,715	298,277	10,311	12,699	2.91%	5.69%
FHLB advances	522,172	740,513	8,656	11,490	2.21%	2.07%
Total interest-bearing liabilities	$8,729,809	$7,716,951	$71,727	$81,125	1.10%	1.41%
Net interest income			$438,288	$442,373
Interest rate spread					4.01%	4.60%
Net interest margin					4.39%	5.08%

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

(5)Interest income on loans includes $1.5 million and $2.4 million for the quarters ended September 30, 2020 and 2019, respectively, and $4.6 million and $6.7 million for the nine-month periods ended September 30, 2020 and 2019, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2020 compared to 2019			2020 compared to 2019
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income on interest-earning assets:
Money market and other short-term investments	$1,904	$(5,580)	$(3,676)	$4,744	$(12,144)	$(7,400)
Government obligations	4,235	(6,097)	(1,862)	2,404	(8,432)	(6,028)
MBS	6,030	(4,325)	1,705	13,985	(8,144)	5,841
FHLB stock	(149)	(70)	(219)	(452)	(34)	(486)
Other investments	5	(2)	3	17	(6)	11
Total investments	12,025	(16,074)	(4,049)	20,698	(28,760)	(8,062)
Residential mortgage loans	1,257	(290)	967	(4,686)	(1,049)	(5,735)
Construction loans	1,174	(412)	762	2,905	(917)	1,988
Commercial and Industrial and Commercial mortgage loans	9,370	(13,011)	(3,641)	10,959	(27,848)	(16,889)
Finance leases	1,282	(125)	1,157	4,073	(371)	3,702
Consumer loans	4,653	(1,761)	2,892	16,079	(4,566)	11,513
Total loans	17,736	(15,599)	2,137	29,330	(34,751)	(5,421)
Total interest income	29,761	(31,673)	(1,912)	50,028	(63,511)	(13,483)
Interest expense on interest-bearing liabilities:
Brokered CDs	(955)	(38)	(993)	(1,953)	213	(1,740)
Other interest-bearing deposits	4,680	(7,940)	(3,260)	8,299	(10,756)	(2,457)
Loans Payable	-	-	-	21	-	21
Other borrowed funds	1,927	(2,738)	(811)	5,637	(8,025)	(2,388)
FHLB advances	(1,340)	240	(1,100)	(3,504)	670	(2,834)
Total interest expense	4,312	(10,476)	(6,164)	8,500	(17,898)	(9,398)
Change in net interest income	$25,449	$(21,197)	$4,252	$41,528	$(45,613)	$(4,085)

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and U.S. government-sponsored entities (“GSEs”), generate interest that is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities (“IBEs”) are tax-exempt under Puerto Rico tax law (see “Income Taxes” below for additional information). Management believes that the presentation of interest income on an adjusted tax-equivalent basis facilitates the comparison of all interest data related to these assets. The Corporation estimated the tax equivalent yield by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate (37.5%) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

Management believes that the presentation of net interest income excluding the effects of the changes in the fair value of the derivative instruments (“valuations”) provides additional information about the Corporation’s net interest income and facilitates comparability and analysis from period to period. The changes in the fair value of the derivative instruments have no effect on interest due on interest-bearing liabilities or interest earned on interest-earning assets.

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis for the indicated periods. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations, and on an adjusted tax-equivalent basis:

	Quarter Ended		Nine-Month Period Ended
(Dollars in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Interest Income - GAAP	$170,402	$172,295	$494,282	$508,277
Unrealized (gain) loss on derivative instruments	(18)	1	(18)	6
Interest income excluding valuations	170,384	172,296	494,264	508,283
Tax-equivalent adjustment	4,964	4,964	15,751	15,215
Interest income on a tax-equivalent basis excluding valuations	175,348	177,260	510,015	523,498

Interest Expense - GAAP	21,706	27,870	71,727	81,125

Net interest income - GAAP	$148,696	$144,425	$422,555	$427,152

Net interest income excluding valuations	$148,678	$144,426	$422,537	$427,158

Net interest income on a tax-equivalent basis excluding valuations	$153,642	$149,390	$438,288	$442,373

Average Balances
Loans and leases	$10,163,671	$9,026,725	$9,472,189	$8,992,156
Total securities, other short-term investments and interest-bearing cash balances	4,871,710	2,691,584	3,859,381	2,655,820
Average Interest-Earning Assets	$15,035,381	$11,718,309	$13,331,570	$11,647,976

Average Interest-Bearing Liabilities	$9,732,691	$7,819,008	$8,729,809	$7,716,951

Average Yield/Rate
Average yield on interest-earning assets - GAAP	4.51%	5.83%	4.95%	5.83%
Average rate on interest-bearing liabilities - GAAP	0.89%	1.41%	1.10%	1.41%
Net interest spread - GAAP	3.62%	4.42%	3.85%	4.42%
Net interest margin - GAAP	3.93%	4.89%	4.23%	4.90%

Average yield on interest-earning assets excluding valuations	4.51%	5.83%	4.95%	5.83%
Average rate on interest-bearing liabilities	0.89%	1.41%	1.10%	1.41%
Net interest spread excluding valuations	3.62%	4.42%	3.85%	4.42%
Net interest margin excluding valuations	3.93%	4.89%	4.23%	4.90%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	4.64%	6.00%	5.11%	6.01%
Average rate on interest-bearing liabilities	0.89%	1.41%	1.10%	1.41%
Net interest spread on a tax-equivalent basis and excluding valuations	3.75%	4.59%	4.01%	4.60%
Net interest margin on a tax-equivalent basis and excluding valuations	4.07%	5.06%	4.39%	5.08%

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

For the quarter ended September 30, 2020, net interest income increased $4.3 million to $148.7 million compared to $144.4 million for the third quarter of 2019. The $4.3 million increase in net interest income was primarily due to:

• A $6.2 million decrease in interest expense, primarily due to: (i) a $3.3 million decrease in interest expense on interest bearing checking, savings and non-brokered time deposits, including a decrease of approximately $6.6 million related to lower average interest rates paid, partially offset by an increase of approximately $3.4 million in interest expense related to a $2.2 billion increase in the average balance; (ii) a $1.1 million decrease in interest expense on FHLB advances, primarily related to the $247.2 million decrease in the average balance; (iii) a $1.0 million decrease in interest expense related to the downward repricing of floating-rate junior subordinated debentures tied to decreases in the three-month LIBOR index; and (iv) a $1.0 million decrease in interest expense on brokered CDs, primarily related to a $170.1 million decrease in the average balance.

The aforementioned variances include the effect of the BSPR acquisition that added $2.9 billion of interest-bearing deposits, contributing to an increase of $977.2 million in the average balance and $0.8 million in interest expense during the third quarter (net of a $0.3 million premium accretion). The average cost of interest-bearing deposits assumed from BSPR was 0.34% during the month of September, which was below the average cost of 0.72% for the legacy non-brokered interest-bearing deposits for the third quarter of 2020. The interest-bearing deposits acquired in the BSPR acquisition constituted 27% of the Corporation’s interest-bearing deposits as of September 30, 2020.

• A $4.0 million increase in interest income on consumer loans, primarily related to a $237.6 million increase in the average balance of this portfolio. The BSPR acquisition added $210.9 million of consumer loans, contributing to an increase of $69.9 million in the average balance and $2.5 million in interest income during the third quarter of 2020. Total discount accretion related to consumer loans acquired from BSPR amounted to $0.1 million in the third quarter of 2020. The remaining increase was primarily related to an increase of $167.7 million in the average balance of the legacy consumer loan portfolio, predominantly auto loans, which resulted in an increase in interest income of approximately $4.0 million, partially offset by a $0.9 million decrease in late charges and penalty fees assessed and a $1.2 million decrease related to the downward repricing of credit card loans tied to the Prime Rate index. The consumer loans acquired in the BSPR acquisition constituted 8% of the Corporation’s consumer loan portfolio as of September 30, 2020.

• A $1.0 million increase in interest income on residential mortgage loans, primarily related to a $98.4 million increase in the average balance of this portfolio. The BSPR acquisition added $821.9 million of residential mortgage loans, contributing to an increase of $265.2 million in the average balance and $4.1 million in interest income during the third quarter of 2020. The increase in interest income related to the BSPR acquisition was partially offset by a $166.8 million decrease in the average balance of the legacy residential mortgage loan portfolios, which resulted in a decrease in interest income of approximately $2.6 million. The residential mortgage loans acquired in the BSPR acquisition constituted 22% of the Corporation’s residential mortgage loan portfolio as of September 30, 2020.

Partially offset by:

• A $3.7 million decrease in interest income from interest-bearing cash balances, which consisted primarily of deposits maintained at the New York FED. Balances at the New York FED earned 0.10% during the third quarter of 2020 compared to 2.20% in the third quarter of 2019, a decrease attributable to declines in the Federal Funds target rate. The adverse effect of lower rates was partially offset by a $687.7 million increase in the average balance of interest-bearing cash balances.

• A $3.1 million decrease in interest income on commercial and construction loans, primarily associated with the downward repricing of variable-rate commercial loans due to declines in short-term market interest rates, the origination of new loans at lower rates than those on loans repaid, and the effect in the third quarter of 2019 of a $3.0 million accelerated discount accretion from the payoff of an acquired commercial mortgage loan. These elements were partially offset by an increase in the average balance of these portfolios that was driven by the BSPR acquisition and SBA PPP loans originated during the second and third quarters of 2020. The BSPR acquisition added $1.5 billion of commercial and construction loans, contributing to an increase of $498.1 million in the average balance and $7.8 million in interest income during the third quarter of 2020. Total discount accretion related to commercial and construction loans acquired from BSPR amounted to $1.8 million in the third quarter of 2020. Interest income on SBA PPP loans was $2.2 million and the related average balance amounted to $399.9 million for the third quarter of 2020. The commercial and construction loans acquired in the BSPR acquisition constituted 27% of the Corporation’s commercial and construction loan portfolio as of September 30, 2020.

As of September 30, 2020, the interest rate on approximately 38% of the Corporation’s commercial and construction loans, excluding SBA PPP loans, was based upon LIBOR indexes and 16% was based upon the Prime Rate index. For the third quarter of 2020, the average one-month LIBOR declined 202 basis points, the average three-month LIBOR declined 194 basis points, and the average Prime Rate declined 206 basis points, compared to the average rates for such indexes for the third quarter of 2019.

• A $0.2 million decrease in interest income on investment securities, mainly related to a $3.7 million increase in the premium amortization expense on U.S. agencies MBS affected by the low interest rate environment, partially offset by a $1.5 billion increase in the average balance of the investment securities portfolio. Purchases of U.S. agencies MBS and callable debentures contributed to an increase of approximately $1.2 billion in the average balance of investment securities, which resulted in an increase in interest income of approximately $2.3 million. U.S. agencies callable debentures and MBS in the amount of $850.7 million that the Corporation purchased during the third quarter of 2020 had an average yield of 0.90%, which is a lower yield compared to average yields on securities that were called prior to maturity and MBS prepayments. This, together with the low yields on the investment securities portfolio acquired from BSPR had an adverse effect in the net interest margin for the third quarter of 2020.

The BSPR acquisition added $308 million of U.S. agencies MBS, $803 million of U.S. Treasury Notes, and $56 million of Puerto Rico municipal bonds as of acquisition date. This accounted for $339.2 million of the total increase in the average balance of the investment securities portfolio and contributed $0.4 million in interest income, net of a $1.4 million amortization of the premium resulting from the new amortized cost basis of securities acquired from BSPR. As a result of the purchase accounting requirements, the acquired U.S. Treasury notes were booked at a yield of 0.15%, therefore, in the latter part of the third quarter, the Corporation sold all the U.S. Treasury notes acquired from BSPR and reinvested the proceeds in U.S. agencies securities at an approximate average yield of 0.94%. The average yield of the U.S. agencies MBS acquired from BSPR was 0.42% for the month of September 2020. The investment securities acquired in the BSPR acquisition constituted 8% of the investment securities portfolio as of September 30, 2020.

For the nine-month period ended September 30, 2020, net interest income decreased $4.6 million to $422.6 million, compared to $427.2 million for the same period in 2019. The $4.6 million decrease in net interest income was primarily due to:

• A $15.7 million decrease in interest income on commercial and construction loans, primarily related to the downward repricing of variable-rate commercial and construction loans, the origination of new loans at lower rates than loans repaid, and the effect in the third quarter of 2019 of a $3.0 million accelerated discount accretion from the payoff of an acquired commercial mortgage loan, partially offset by the increase in the average balance of such loans resulting from the BSPR acquisition and SBA PPP loans originated during the second and third quarters of 2020. Interest income includes $4.1 million on average SBA PPP loan balances of $351.3 million for the first nine months of 2020. For the first nine months of 2020, the average one-month LIBOR rate declined 173 basis points, the average three-month LIBOR rate declined 167 basis points, and the average Prime Rate declined 180 basis points compared to the average rates for such indexes for the same period in 2019.

• A $7.4 million decrease in interest income from interest-bearing cash balances. Balances at the New York FED earned 0.55% during the first nine months of 2020 compared to 2.15% for the same period a year ago, a decrease attributable to declines in the Federal Funds target rate. The decrease in rate was partially offset by a $484.1 million increase in the average balance of interest-bearing cash balances.

• A $5.7 million decrease in interest income on residential mortgage loans, primarily related to a $119.3 million decrease in the average balance of this portfolio.

• A $0.5 million decrease in interest income on investment securities, mainly related to a $7.0 million increase in the premium amortization expense on U.S. agencies MBS, a $3.1 million decrease in interest income on U.S. agencies bonds, driven by lower yields available on recent purchases, a $1.1 million decrease in interest income on Puerto Rico municipalities bonds primarily related to the downward repricing of such bonds, which are tied to short-term market interest rates, and a $0.5 million decrease in FHLB stock dividends related to the lower investment in FHLB stock. These variances were partially offset by an increase of $11.4 million in interest income resulting from a $632.3 million increase in the average balance of U.S. agencies MBS.

Partially offset by:

• A $15.2 million increase in interest income on consumer loans, mainly due to a $262.7 million increase in the average balance of this portfolio, which resulted in an increase in interest income of approximately $19.8 million, largely related to auto loans and finance leases. The increase in interest income related to the increase in the average balance of the consumer loan portfolio was partially offset by a $2.1 million decrease in late charges and penalty fees assessed, and the downward repricing of credit card loans.

• A $9.4 million decrease in interest expense, primarily due to: (i) a $2.8 million decrease in interest expense on FHLB advances, primarily related to the $218.3 million decrease in the average balance; (ii) a $2.5 million decrease in interest expense on interest bearing checking, savings and non-brokered time deposits, including a decrease of approximately $9.2 million related to lower average interest rates paid, partially offset by an increase of approximately $6.8 million in interest expense related to a $1.2 billion increase in the average balance; (iii) a $2.2 million decrease in interest expense related to the downward repricing of floating-rate junior subordinated debentures tied to decreases in the three-month LIBOR index; (iv) a $1.7 million decrease in interest expense on brokered CDs, primarily related to a $118.5 million decrease in the average balance; and (v) a $0.2 million decrease in interest expense on repurchase agreements due to the downward repricing of variable-rate repurchase agreements, partially offset by the effect of the cancellation of the reverse repurchase agreements that were previously offset in the statements of financial condition against variable-rate repurchase agreements.

The net interest margin decreased by 96 basis points to 3.93% for the third quarter of 2020, compared to the same period in 2019, and by 67 basis points to 4.23% for the first nine months of 2020, compared to the same period in 2019. The decrease was primarily driven by the effect of the low interest rate environment on the repricing of variable rate commercial loans and interest-bearing cash balances, as well as on the increase in the U.S. agencies premium amortization expense. In addition, net interest margin was adversely affected by a higher proportion of low-yielding assets, such as interest-bearing cash balances, U.S agencies bonds and MBS, and SBA PPP loans, to total interest-earning assets, partially offset by the decrease in the average interest rate paid on interest-bearing deposits.

The acquisition of BSPR had a one basis point dilutive impact on the net interest margin in the third quarter of 2020, primarily due to the above-mentioned low yields on acquired investment securities and interest-bearing cash balances that more than offset the benefit of higher yields on acquired loans and lower average cost of assumed deposits as compared to the legacy portfolios. The results for the third quarter include the effect of acquisition marks and related accretion for the BSPR acquisition. Net interest income benefited from $0.7 million of net loan and investment securities accretion income and $0.3 million of deposits premium accretion, which added two basis points of net interest margin on a combined basis.

On an adjusted tax-equivalent basis, net interest income for the quarter ended September 30, 2020 increased by $4.3 million to $153.6 million, compared to the same period in 2019, and decreased by $4.1 million to $438.3 million for the first nine months of 2020, compared to the same period in 2019. The tax-equivalent adjustment remained flat for the third quarter of 2020, as compared to the same period in 2019, and increased by $0.5 million for the first nine months of 2020, compared to the same period a year ago, primarily related to an increase in the average balance of U.S. agencies MBS held by the IBE subsidiary First Bank Overseas.

Provision for Credit Losses

The provision for credit losses consists of provisions for credit losses on loans and finance leases, unfunded loan commitments, as well as held-to-maturity and available-for-sale debt securities. On January 1, 2020, the Corporation adopted ASU 2016-13, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology to estimate the ACL of certain financial assets considering, among other things, expected future changes in macroeconomic conditions. The Corporation adopted ASU 2016-13 using the modified retrospective method, resulting in a cumulative increase of approximately $93.2 million in the total ACL with a corresponding decrease, net of applicable taxes, in beginning retained earnings as of January 1, 2020. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. See Note 1, – Basis of Presentation and Significant Accounting Policies, to the accompanying consolidated financial statements for further information about the day-one impact of adopting ASU 2016-13, as well as a description of the methodologies that the Corporation follows to determine the ACL.

The principal changes in the provision for credit losses by main categories follow:

Provision for credit losses for loans and finance leases

The provision for credit losses for loans and finance leases increased by $23.9 million to $48.1 million for the third quarter of 2020, compared to $7.4 million for the third quarter of 2019. The CECL accounting standard requires the Corporation to provide for an ACL for non-PCD loans at the time of acquisition through a direct charge to earnings, in addition to any fair value adjustments on these loans. Accordingly, the Corporation recorded a $37.5 million provision for credit losses for non-PCD loans acquired in the BSPR acquisition in the third quarter of 2020. The BSPR acquisition Day 1 provision of credit losses does not include $28.7 million of reserves established for PCD loans. The following table shows the breakdown of the provision for credit losses by portfolio for the third quarters of 2020 and 2019:

	Quarter ended September 30,				Quarter ended September 30,
	2020				2019
(In thousands)	Residential Mortgage Loans	Commercial Loans (including Commercial Mortgage, C&I, and Construction)	Consumer and Finance Leases	Total	Residential Mortgage Loans	Commercial Loans (including Commercial Mortgage, C&I, and Construction)	Consumer and Finance Leases	Total
Provision for credit losses on loans
and finance leases (legacy operations)	$(3,730)	$11,147	$3,167	$10,584	$2,162	$(6,451)	$11,687	$7,398
Day 1 reserves required for acquired
non-PCD loans	13,605	13,769	10,120	37,494	-	-	-	-
Provision for credit losses on loans
and finance leases	$9,875	$24,916	$13,287	$48,078	$2,162	$(6,451)	$11,687	$7,398

• Provision for credit losses for the legacy commercial and construction loans portfolio of $11.1 million for the third quarter of 2020, compared to a reserve release of $6.5 million in the third quarter of 2019. The provision recorded in the third quarter 2020, primarily reflects an increase in the reserve for the legacy commercial mortgage loan portfolio due to adverse changes in the economic forecast used in the Corporation’s CECL model affecting the retail real estate industry. The reserve release recorded in the third quarter of 2019 was primarily related to (i) approximately $4.2 million of net loan loss reserve releases related to both lower historical loss rates, primarily for the commercial and industrial loan portfolio, and the upgrade in the credit risk classification of a large commercial and industrial loan; (ii) a $2.6 million release associated with the early payoff of two large criticized commercial mortgage loans; and (iii) a $1.7 million loan loss recovery associated with a commercial and industrial loan fully charged-off in prior periods.

• Release of credit loss reserves for the legacy residential mortgage loans portfolio of $3.7 million for the third quarter of 2020, compared to a provision of $2.2 million in the third quarter of 2019. The reserve release for the legacy portfolio in the third quarter of 2020 reflects the effect of favorable changes in the economic forecast used in the Corporation’s CECL model, primarily in the regional home price index, and the overall decrease in the size of the legacy portfolio.

• Provision for credit losses for the legacy consumer loans and finance leases portfolio of $3.2 million, compared to $11.7 million in the third quarter of 2019. The decrease reflects a $4.4 million decline in net charge-offs, primarily in auto loans and personal loans. In addition, there were reserve releases recorded for the legacy credit card and personal loan portfolios, primarily related to the decrease in the overall size of these components of the consumer loan portfolio and changes in the economic forecast employed in the Corporation’s CECL model. Key economic variables in the consumer loans portfolio are unemployment rates and retail sales.

The provision for credit losses for loans and finance leases increased by $126.7 million to $158.5 million for the first nine months of 2020, compared to $31.8 million for the first nine months of 2019. The following table shows the breakdown of the provision for credit losses by portfolio for the first nine months of 2020 and 2019:

	Nine-Month period ended				Nine-Month period ended
	September 30,				September 30,
	2020				2019
(In thousands)	Residential Mortgage Loans	Commercial Loans (including Commercial Mortgage, C&I, and Construction)	Consumer and Finance Leases	Total	Residential Mortgage Loans	Commercial Loans (including Commercial Mortgage, C&I, and Construction)	Consumer and Finance Leases	Total
Provision for credit losses on loans
and finance leases (legacy operations)	$18,650	$53,802	$48,585	$121,037	$9,387	$(8,029)	$30,394	$31,752
Day 1 reserves required for acquired
non-PCD loans	13,605	13,769	10,120	37,494	-	-	-	-
Provision for credit losses on loans
and finance leases	$32,255	$67,571	$58,705	$158,531	$9,387	$(8,029)	$30,394	$31,752

• Provision for credit losses for the legacy commercial and construction loans of $53.8 million for the first nine months of 2020, compared to a release of $8.0 million in the first nine months of 2019. The increase was driven by a $50.6 million reserve build (i.e., provision of $53.8 million less net charge-offs of $3.2 million) in the first nine months of 2020 reflecting deterioration in current and forecasted economic conditions due to the COVID-19 pandemic. The increase in the ACL was reflected in all regions where the Corporation operates, with the higher provisions recorded for loans related to the hospitality, office and retail real estate industries. The reserve release recorded in the first nine months of 2019 was primarily related to a $3.4 million reserve release associated with the resolution of uncertainties surrounding the repayment prospects of a hurricane-affected commercial customer and the aforementioned releases recorded in the third quarter of 2019 related to lower historical loss rates for the commercial and industrial loan portfolio, the payoff of two large criticized commercial mortgage loans and loan loss recoveries.

• Provision for credit losses for the legacy residential mortgage loans portfolio of $18.7 million for the first nine months of 2020, compared to $9.4 million in the first nine months of 2019. The increase was driven by a $10.8 million reserve build (i.e., provision of $18.7 million less net charge-offs of $7.9 million) in the first nine months of 2020, reflecting forecasted credit deterioration due to the COVID-19 pandemic, primarily in the first half of 2020, partially offset by the decline in the balance of this portfolio.

• Provision for credit losses for the legacy consumer loans and finance leases portfolio of $48.6 million for the first nine months of 2020, compared to $30.4 million in the first nine months of 2019. The increase was driven by a $20.8 million reserve build (i.e., provision of $48.6 million less net charge-offs of $27.8 million) in the first half of 2020 reflecting forecasted credit deterioration due to the COVID-19 pandemic, primarily reflected in auto loans, finance leases, and credit card loans in the first half of 2020. In addition, the variance reflects the effect in the first quarter of 2019 of a $3.0 million reserve release related to revised estimates associated with the effects of Hurricanes Irma and Maria, attributable to the updated payment patterns and credit risk analyses applied to consumer borrowers subject to payment deferral programs that expired early in 2018.

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

Provision for credit losses for unfunded loan commitments

The Corporation recorded a release for credit losses for unfunded commercial and construction loan commitments and standby letters of credit of $0.8 million in the third quarter of 2020 and a provision of $2.4 million for the nine-month period ended September 30, 2020. The release recorded in the third quarter of 2020 consisted of a $2.1 million release related to unfunded loan commitments of the legacy portfolio, mainly in connection with a construction loan facility, partially offset by a $1.3 million charge recorded in connection with unfunded loan commitments assumed in the BSPR acquisition. The charges in the first nine months of 2020 were primarily related to certain unfunded construction loan commitments for hotels in the Puerto Rico region and the aforementioned charge related to unfunded loan commitments assumed in the BSPR acquisition. For the first nine months of 2019, the Corporation recorded a $0.4 million release on this reserve, which was recorded in the first quarter of such year.

Provision for credit losses for held-to-maturity and available-for-sale debt securities

During the first quarter of 2020, as a result of CECL requirements in effect since January 1, 2020, the Corporation established an ACL for held-to-maturity Puerto Rico municipalities bonds of $8.1 million. During the third quarter of 2020, the Corporation recorded a release of $0.4 million related to the repayment of certain bonds of the legacy debt securities portfolio. For the first nine months of 2020, the Corporation recorded a net charge to the provision of $0.8 million. In the third quarter of 2020, the Corporation recorded a $1.3 million Day 1 reserve for PCD debt securities acquired in the BSPR acquisition. The Day 1 reserve established for PCD debt securities was not established through a charge to the provision for credit losses, but rather through an initial adjustment to the debt securities’ amortized cost basis. Meanwhile, the Corporation recorded charges to the provision for credit losses for available-for-sale securities of $1.6 million for the nine-month period ended September 30, 2020, all recorded in the first half of 2020. These charges were in connection with private label MBS and a residential mortgage pass-through MBS issued by the Puerto Rico Housing Finance Authority (“PRHFA”) and resulted from a decline in the present value of expected cash flows based upon the performance of the underlying mortgages and the effect of a deterioration in forecasted economic conditions due to the COVID-19 pandemic. ASU 2016-13 requires the determination of expected credit losses over the life of held-to-maturity securities and changed the accounting for available-for-sale debt securities to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that management does not intend to sell or believes that it is more likely than not that it will not be required to sell.

Non-Interest Income

The following table presents the composition of non-interest income for the indicated periods:
	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
(In thousands)

Service charges on deposit accounts	$5,848	$6,108	$16,280	$17,711
Mortgage banking activities	7,099	4,396	14,573	12,418
Insurance income	1,473	1,983	7,436	8,258
Other operating income	10,132	9,411	29,263	28,277
Non-interest income before net gain (loss) on
investment securities and gain on
early extinguishment of debt	24,552	21,898	67,552	66,664
Net gain on sales of investment securities	5,288	-	13,380	-
OTTI on debt securities	-	(497)	-	(497)
Net gain (loss) on investment securities	5,288	(497)	13,380	(497)
Gain on early extinguishment of debt	94	-	94	-
Total	$29,934	$21,401	$81,026	$66,167

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

The gain on early extinguishment of debt is related to the repurchase in the third quarter of 2020 of $0.4 million in TRuPs of FBP Statutory Trust I. The Corporation repurchased TRuPs resulted in a commensurate reduction in the related amount of the floating rate junior subordinated debentures (“subordinated debt”). The Corporation’s purchase price equated to 75% of the $0.4 million par value. The 25% discount resulted in a gain of $0.1 million, which is reflected in the consolidated statements of income as a Gain on early extinguishment of debt. As of September 30, 2020, the Corporation still had subordinated debt outstanding in the aggregate amount of $183.8 million.

Non-interest income for the third quarter of 2020 amounted to $29.9 million, compared to $21.4 million for the same period in 2019. The $8.5 million increase in non-interest income was primarily related to:

• The $5.3 million gain on sales of $116.6 million of available-for-sale U.S. agencies MBS and $803.3 million of available-for-sale U.S. Treasury notes. The Corporation realized a $5.1 million gain on the U.S. agencies MBS sold, which carried an increased prepayment risk given the low market interest rate environment, and a $0.2 million gain was realized on the sale of the U.S. Treasury notes that were acquired in the BSPR transaction.

• A $2.7 million increase in revenues from mortgage banking activities, driven by a $2.7 million increase in realized gains on sales of residential mortgage loans in the secondary market, driven by a higher volume of conforming loan originations and sales, a $0.5 million increase related to the net change in mark-to-market gains and losses from both interest rate lock commitments and To-Be-Announced (“TBA”) MBS forward contracts, and a $0.3 million increase in service fee income. These variances were partially offset by a $0.6 million increase in the mortgage servicing rights amortization expense. Total loans sold in the secondary market to U.S. GSEs during the third quarter of 2020 amounted to $161.8 million, with a related net gain of $5.9 million (net of realized losses of $0.4 million on TBA hedges), compared to total loans sold in the secondary market during the third quarter of 2019 of $92.4 million, with a related net gain of $3.2 million (net of realized losses of $0.5 million on TBA hedges). Revenues from mortgage banking activities from BSPR included in the third quarter financial results amounted to approximately $0.1 million. The BSPR acquisition added $1.0 billion to the residential mortgage loan servicing portfolio.

• A $0.6 million increase in transactional fee income from credit and debit cards, ATMs, POS, and merchant-related activity, primarily reflecting higher transaction volumes. Approximately $0.3 million of the increase is related to transactional fee income generated by the BSPR operations from the date of acquisition to the end of the third quarter of 2020. These amounts are included as part of Other operating income in the table above.

• The effect in the third quarter of 2019 of a $0.5 million OTTI charge on private label MBS. ASC 326, which became effective on January 1, 2020, requires credit losses on available-for-sale debt securities to be presented as an allowance rather than as a write-down. Thus, credit losses on debt securities prior to January 1, 2020 are presented as OTTI on debt securities in the table above, while credit losses on debt securities recorded after January 1, 2020 are included as part of provision for credit losses in the consolidated statement of income.

• A $0.2 million gain on the sale of a parcel of land during the third quarter of 2020, included as part of Other operating income in the table above.

• A $0.1 million gain recorded in the third quarter of 2020 on the repurchase of $0.4 million in TRuPs, as described above.

Partially offset by:

• A $0.5 million decrease in insurance income, driven by lower contingent commissions recognized by the insurance agency during the third quarter of 2020 when compared to the same period in 2019. Total insurance income for the third quarter of 2020 includes $0.1 million of insurance income generated by the BSPR operations from the date of acquisition to the end of the third quarter of 2020.

• A $0.3 million decrease in service charges on deposits, including an increase of $1.1 million related to deposits accounts acquired from BSPR, of which $0.6 million relates to cash management fee income. This was partially offset by a reduction in the number of returned checks, paid items and overdraft fee transactions.

Non-interest income for the nine-month period ended September 30, 2020 amounted to $81.0 million, compared to $66.2 million for the same period in 2019. The $14.8 million increase in non-interest income was primarily due to:

• A $13.4 million gain on sales of investment securities consisting of: (i) a $13.2 million gain on sales of approximately $392.2 million on available-for-sale U.S. agencies MBS; and (ii) a $0.2 million gain on sales of approximately $803.3 million of available-for-sale U.S. Treasury notes acquired in the BSPR acquisition.

• A $4.3 million increase in gain from hurricane-related insurance recoveries, driven by the $5.0 million benefit recorded in the second quarter of 2020 resulting from the final settlement of the Corporation’s business interruption insurance claim associated with lost profits caused by Hurricanes Irma and Maria in 2017.

• A $2.2 million increase in revenues from mortgage banking activities, driven by a $2.0 million increase in realized gain on sales of residential mortgage loans in the secondary market, and a $1.0 million increase related to the net change in marked-to-market gains and losses from both interest rate lock commitments and TBAs MBS forward contracts, partially offset by a $0.8 million increase in mortgage servicing rights amortization expense. Total loans sold in the secondary market to U.S. GSEs during the first nine months of 2020 amounted to $319.3 million, with a related net gain of $10.7 million (net of realized losses of $1.9 million on TBA hedges), compared to total loans sold in the secondary market during the first nine months of 2019 of $267.3 million, with a related net gain of $8.7 million (net of realized losses of $1.6 million on TBA hedges).

Partially offset by:

• A $1.9 million decrease in transactional fee income from credit and debit cards, ATMs, POS and merchant-related activity as a result of the disruptions caused by quarantines and lockdowns of non-essential businesses in connection with the COVID-19 pandemic, primarily during the second quarter of 2020. These amounts are included as part of Other operating income in the table above.

• A $1.4 million decrease in service charges on deposits accounts, primarily related to a reduction in the number of returned checks, paid items and overdraft fees, adversely affected by disruptions in business activities caused by the COVID-19 pandemic, that more than offset the income generated by the BSPR operations during the month of September. Total service charges on deposits for the first nine months of 2020 includes $1.1 million in service charges and fees from the BSPR operations, of which $0.6 million relates to cash management fees.

• A $0.9 million decrease in fees and commissions from other banking services, such as insurance referrals, official checks, and safe deposits, reflecting decreased customer activity, affected by disruptions caused by the COVID-19 pandemic in the second quarter of 2020. These amounts are included as part of Other operating income in the table above.

• A $0.8 million decrease in insurance income, driven by lower credit protection, life and commercial insurance commissions, adversely affected by a lower volume of new loan originations (excluding SBA PPP loans), partially offset by higher insurance contingent commission received by the insurance agency in the first nine months of 2020 when compared to the same period of 2019.

Non-Interest Expenses

The following table presents the components of non-interest expenses for the indicated periods:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019

(In thousands)

Employee' compensation and benefits	$43,063	$41,409	$125,454	$121,518
Occupancy and equipment	19,064	15,129	50,567	47,018
FDIC deposit insurance premium	1,630	1,465	4,588	4,645
Taxes, other than income taxes	4,510	3,904	11,967	11,461
Professional fees:
Collections, appraisals and other credit-related fees	1,262	1,797	4,345	5,460
Outsourced technology services	6,949	6,206	21,450	17,524
Other professional fees	3,352	3,872	9,529	10,872
Credit and debit card processing expenses	4,859	4,764	12,747	12,738
Business promotion	3,046	4,004	8,982	11,650
Communications	2,246	1,834	5,975	5,300
Net loss on OREO and OREO operations expenses	1,019	2,578	3,018	11,364
Merger and restructuring costs	10,441	592	14,188	592
Other	6,067	5,279	16,668	16,012
Total	$107,508	$92,833	$289,478	$276,154

Non-interest expenses for the third quarter of 2020 were $107.5 million, compared to $92.8 million for the same period in 2019. The $14.7 million increase in non-interest expenses was primarily due to:

• Merger and restructuring costs associated with the acquisition of BSPR of $10.4 million for the third quarter of 2020, compared to $0.6 million for the third quarter of 2019. These costs primarily included legal and financial consultant fees, as well as expenses incurred in integration efforts during the third quarter of 2020.

• A $3.9 million increase in occupancy and equipment expenses, including approximately $2.7 million of incremental expenses related to the acquired BSPR operations. In addition, there was a $0.8 million increase related to COVID-19 pandemic response efforts, including additional cleaning and security protocol-related expenses.

• A $1.7 million increase in employee’ compensation and benefits, driven by a $3.0 million increase related to personnel retained in from the acquisition of BSPR. This was partially offset by a $0.9 million decrease in compensation bonuses and expenses related to staff relations activities.

• A $0.8 million increase in Other expenses in the table above, including $1.3 million of incremental expenses related to the acquired BSPR operations, of which $0.8 million is related to the amortization of intangible assets. This was partially offset by a $0.4 million decrease in travel expenses.

• A $0.6 million increase in taxes, other than income taxes, including approximately $0.5 million of incremental expenses related to the acquired BSPR operations, primarily municipal license taxes and personal property taxes.

• A $0.4 million increase in communications-related expenses, primarily due to higher telephone and mailing expenses. Approximately $0.2 million of the increase is related to incremental expenses of the acquired BSPR operations.

Partially offset by:

• A $1.6 million decrease in losses from OREO operations, primarily due to a $1.1 million decrease in OREO-related operating expenses, primarily related to repairs, maintenance, security and property taxes on a reduced volume of properties, and a $0.8 million decrease in write-downs and losses on sales of OREO properties. These variances were partially offset by a $0.3 million decrease in income recognized from rental payments associated with OREO income-producing properties.

• A $1.0 million decrease in business promotion expenses, primarily related to a $0.7 million decrease in expenses incurred in advertising and sponsorship activities, and a $0.2 million decrease in the cost of the credit card rewards program. Total business promotion expenses included $0.5 million incremental expenses related to the acquired BSPR operations.

• A $0.3 million decrease in professional fees, including a $0.5 million decrease in appraisals and title-related matters related to resolution efforts for problem loans and a $0.9 million decrease in legal expenses, partially offset by a $0.7 million increase in outsourced technology fees. Incremental professional service fees related to acquired BSPR operations amounted to $1.8 million, representing temporary technology processing costs of the acquired operations while system conversions are completed.

Non-interest expenses for the first nine months of 2020 were $289.5 million, compared to $276.2 million for the same period in 2019. The $13.3 million increase in non-interest expenses was principally attributable to:

• Merger and restructuring costs associated with the acquisition of BSPR of $14.2 million for the first nine months of 2020, compared to $0.6 million for the same period in 2019. These costs primarily included legal and financial consultant fees, as well as expenses incurred in integration efforts during 2020. The Corporation incurred over $25.6 million in expenses over the last five quarters in connection with this transaction.

• A $3.9 million increase in employee’ compensation and benefits, driven by a $3.0 million increase related to personnel retained in from the acquisition of BSPR, the effect in the first quarter of 2019 of the $2.3 million expense recovery related to the employee retention benefit payment received by the Bank under the Disaster Tax Relief and Airport Extension Act, expenses of $1.7 million recorded in the second quarter of 2020 in connection with bonuses paid to branch personnel and other essential employees for working during the pandemic, as well as employee-related expenses, such as expenses for the administration of COVID-19 tests and the purchase of personal protective equipment, a $0.9 million increase in stock-based compensation, and a $0.6 million increase in medical insurance expenses. These variances were partially offset by a $2.4 million increase in deferred loan origination costs, primarily in connection with the origination of SBA PPP loans, and a $1.9 million decrease in compensation bonuses and staff relations activities.

• A $3.5 million increase in occupancy and equipment expenses, including approximately $2.7 million incremental expenses related to the acquired BSPR operations. In addition, there was a $1.7 million increase related to COVID-19 pandemic response efforts, including additional cleaning and security protocol expenses. These variances were partially offset by the effect in 2019 of a $0.4 million charge related to the expensing of previously capitalized costs upon the outsourcing of certain technology solutions and changes in the scope and requirements of a technology-related project.

• A $1.5 million increase in professional service fees, reflecting a $3.9 million increase in outsourced technology fees, primarily related to efforts intended to enhance disaster recovery capabilities, costs incurred in connection with the platform used for the origination of SBA PPP loans, and temporary technology processing costs of the acquired BSPR operations while system conversions are completed, partially offset by a $1.9 million decrease in consulting and legal expenses and a $1.1 million decrease in collection fees, appraisals and title-related matters.

• A $0.7 million increase in Other expenses in the table above, including $1.3 million of incremental expenses related to the acquired BSPR operations, of which $0.8 million was related to the amortization of intangible assets. This was partially offset by a $0.8 million decrease in travel expenses.

• A $0.7 million increase in communications-related expenses, primarily due to higher telephone and mailing expenses. Approximately $0.2 million of the increase is related to incremental expenses of the acquired BSPR operations.

Partially offset by:

• An $8.3 million decrease in losses from OREO operations, primarily related to a $6.0 million decrease in write-downs and losses on sales of OREO properties and a $3.6 million decrease in OREO-related operating expenses, primarily repairs, maintenance, taxes and security measures. These variances were partially offset by a $1.2 million decrease in income recognized from rental payments associated with OREO income-producing properties.

• A $2.7 million decrease in business promotion expenses, primarily related to a $1.9 million decrease in expenses incurred in advertising, marketing, public relations, and sponsorship activities, and a $0.6 million decrease in the cost of the credit card rewards program. Business promotion expenses in the first nine months of 2020 included approximately $0.5 million of expenses related to communications with customers in response to the COVID-19 pandemic and $0.5 million incremental expenses related to the acquired BSPR operations.

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

The CARES Act of 2020 includes several provisions to stimulate the U.S. economy in the midst of the COVID-19 pandemic. Among these provisions are tax provisions that temporarily modified the taxable income limitations for NOL usage to offset future taxable income, NOL carryback provisions and other related-income and non-income based tax laws. The Corporation has evaluated such provisions and determined that the impact of the CARES Act of 2020 on the income tax provision and deferred tax assets as of September 30, 2020 was not significant.

For the quarter and nine-month period ended September 30, 2020, the Corporation recorded a net income tax benefit of $4.4 million and $1.3 million, respectively, compared to income tax expense of $19.3 million and $54.9 million, respectively, for the comparable periods in 2019. The variance in the 2020 periods, as compared to 2019, reflects the effect of (i) the $8.0 million partial reversal of the Corporation’s deferred tax asset valuation allowance after considering significant positive evidence on the utilization of net operating losses due to the acquisition of BSPR; (ii) an income tax benefit of approximately $13.0 in connection with the aforementioned $38.9 million charge to the provision for credit losses related to non-PCD loans acquired in the BSPR acquisition; (iii) an income tax benefit of approximately $39.8 million recorded in the first half of 2020 in connection with higher charges to the provision for credit losses for loans, finance leases and debt securities due to the effect of the COVID-19 pandemic on forecasted economic conditions; and (iv) a lower effective tax rate in 2020 resulting from a decreased taxable income proportionate to pre-tax income.

For the quarter and nine-month period ended September 30, 2020, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Subtopic 740-270, “Income Taxes – Interim Reporting” (“ASC 740-270”), requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The Corporation’s estimated annual effective tax rate for the first nine months of 2020, excluding entities from which a tax benefit cannot be recognized and discrete items, decreased to 21%, compared to 29% for the first nine months of 2019, primarily due to a decreased taxable income proportionate to pre-tax income. The estimated annual effective tax rate, including all entities, for 2020 was 17% (23% excluding discrete items), compared to 30% for the first nine months of 2019 (29% excluding discrete items).

On January 1, 2020, the Corporation increased its deferred tax assets by $31.3 million in connection with the transitional adjustment resulting from the adoption of the CECL accounting standard. In addition, the BSPR acquisition added $28.9 million of net deferred tax assets as of the acquisition date. The Corporation’s net deferred tax asset amounted to $347.5 million as of September 30, 2020, net of a valuation allowance of $99.6 million, and management concluded, based upon the assessment of all positive and negative evidence, that it was more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount, and, therefore, reversed $8.0 million of the valuation allowance. Due to the inherent uncertainties related to the extent and duration of the COVID-19 pandemic, there is no evidence that can be objectively verified at this time to affect the Corporation’s assessment about the ability to realize its deferred tax assets. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $347.2 million as of September 30, 2020, net of a valuation allowance of $62.1 million, compared to a net deferred tax asset of $264.8 million, net of a valuation allowance of $55.6 million, as of December 31, 2019.

In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period, and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation since any such tax paid in the U.S. or USVI is creditable against Puerto Rico tax liabilities or can be deducted from taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the third quarter and nine-month period ended September 30, 2020, the Corporation incurred an income tax expense of approximately $1.2 million and $3.4 million, respectively, related to its U.S. operations, compared to $1.2 million and $3.5 million, respectively, for the comparable periods in 2019. The limitation did not impact the USVI operations for the third quarter and nine-month periods ended September 30, 2020 and 2019.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

The Corporation’s total assets were $18.7 billion as of September 30, 2020, an increase of $6.0 billion from December 31, 2019. The increase was mainly the result of the acquisition of BSPR, which, as of September 30, 2020, added $2.6 billion in loans and $354.8 million in investment securities. In addition, there was a $1.8 billion increase in cash and cash equivalents, reflecting, among other things, both the effect of proceeds from the sales of U.S. Treasury notes acquired from BSPR amounting to $803.3 million and a $406.6 million increase related to the excess of the cash acquired in the BSPR acquisition over the cash consideration paid at closing. The increase also reflects the effect of an $857.7 million increase in the legacy investment securities portfolio, driven by purchases of U.S. agencies bonds and MBS, and a $303.0 million increase in the legacy loan portfolio primarily related to the $390.3 million of SBA PPP loans originated in the two rounds of the program in 2020. These increases were partially offset by a $229.6 million increase in the ACL for loans and finance leases in connection with the cumulative effect of adopting ASC 326 on January 1, 2020, the Day 1 reserve required with respect to BSPR acquired loans, and an increase in reserves during the first nine months of 2020 due to forecasted credit deterioration in connection with the COVID-19 pandemic.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the dates indicated:

	September 30,	December 31,
	2020	2019
(In thousands)
Residential mortgage loans	$3,636,713	$2,933,773

Commercial loans:
Commercial mortgage loans	2,220,277	1,444,586
Construction loans	191,356	111,317
Commercial and Industrial loans	3,226,843	2,230,876
Total commercial loans	5,638,476	3,786,779
Consumer loans	2,572,086	2,281,653
Total loans held for investment	11,847,275	9,002,205

Less:
Allowance for credit losses for loans and finance leases	(384,718)	(155,139)
Total loans held for investment, net	$11,462,557	$8,847,066
Loans held for sale	48,670	39,477
Total loans, net	$11,511,227	$8,886,543

As of September 30, 2020, the Corporation’s total loan portfolio, before the allowance for credit losses, amounted to $11.9 billion, an increase of $2.9 billion when compared to December 31, 2019. The increase reflects primarily the addition of $2.6 billion of loans (including $77.6 million of SBA PPP loans) in the Puerto Rico region resulting from the BSPR acquisition, and a $303.0 million increase in the legacy portfolio. Loans held for investment include a net purchase accounting discount of $66.9 million as of September 30, 2020 related to the acquisition of BSPR. The increase in the legacy portfolio consisted of increases of $151.1 million in the Puerto Rico region, $142.4 million in the Florida region, and $9.5 million in the Virgin Islands region. On a portfolio basis, the increase in the legacy portfolio consisted of a $333.2 million growth in commercial and construction loans, including SBA PPP loans having a book value of $375.7 million as of September 30, 2020, and a $79.5 million increase in consumer loans, partially offset by a $109.7 million decrease in residential mortgage loans.

The following table provides additional information about the increase/decrease in loans:

				Change Composition
	September 30,	December 31,		Balance related	Organic	Organic
	2020	2019	Change	to BSPR	Growth/(Loss)	Growth/(Loss) %
(In thousands)
Residential mortgage loans	$3,636,713	2,933,773	702,940	$816,608	$(113,668)	$-3.87%

Commercial loans:
Construction loans	191,356	111,317	80,039	-	80,039	71.9%
Commercial mortgage loans	2,220,277	1,444,586	775,691	762,663	13,028	0.90%
Commercial and Industrial loans	3,226,843	2,230,876	995,967	755,852	240,115	10.76%
Commercial loans	5,638,476	3,786,779	1,851,697	1,518,515	333,182	8.80%
Consumer loans	2,572,086	2,281,653	290,433	210,860	79,573	3.49%
Loans held for investment	$11,847,275	9,002,205	2,845,070	$2,545,983	299,087	3.32%
Loans held for sale	48,670	39,477	9,193	5,272	3,921	9.93%
Total loans	$11,895,945	$9,041,682	$2,854,263	$2,551,255	$303,008	$3.35%

The increase in the legacy loan portfolio in Puerto Rico region consisted of increases of $133.3 million and $88.7 million in commercial and construction and consumer loans, respectively, partially offset by a $70.9 million decrease in residential mortgage loans. The increase in the legacy commercial and construction loan portfolio included SBA PPP loans originated during the first nine months of 2020 with a book value of $255.7 million as of September 30, 2020, partially offset by a $69.0 million reduction in exposure with respect to five large commercial and industrial loan relationships and a $51.7 million decrease in the total balance of floor plan lines of credit. The increase in the legacy consumer loan portfolio was driven by new loan originations, primarily auto loans, despite the disruptions caused by the COVID-19 pandemic in loan originations, primarily during the second quarter of 2020. The decrease in the legacy residential mortgage loan portfolio in the Puerto Rico region reflects collections, charge-offs, and foreclosures recorded in the first nine of 2020 of approximately $5.1 million, which exceeded the volume of non-conforming residential mortgage loan originations. As of the date hereof, the amount of draws from unfunded loan commitments has not increased significantly due to the COVID-19 pandemic.

The increase in total loans in the Florida region consisted of a $179.4 million increase in the balance of commercial and construction loans, including $91.6 million related to SBA PPP loans, partially offset by reductions of $26.5 million in residential mortgage loans and $10.3 million in consumer loans. In addition to SBA PPP loans, the increase in commercial and construction loans was driven by the origination of six large facilities, each in excess of $10 million totaling $110.1 million as of September 30, 2020, partially offset by a $25.2 million reduction in exposure with respect to two large commercial and construction relationships.

The increase in total loans in the Virgin Islands region consisted of a $20.5 million increase in the balance of commercial and construction loans (including SBA PPP loans totaling $28.4 million) and a $1.2 million increase in consumer loans, partially offset by a reduction of $12.3 million in residential mortgage loans. The increase in commercial and construction loans resulting from the origination of SBA PPP loans was partially offset by repayments, including the payoff of a $2.0 million nonaccrual commercial mortgage loan.

As of September 30, 2020, the loans held for investment portfolio was comprised of commercial and construction loans (47%), residential real estate loans (31%), and consumer and finance leases (22%). Of the total gross loan portfolio held for investment of $11.8 billion as of September 30, 2020, the Corporation had credit risk concentration of approximately 79% in the Puerto Rico region, 17% in the United States region (mainly in the state of Florida), and 4% in the Virgin Islands region, as shown in the following table:

As of September 30, 2020	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,881,533	$218,826	$536,354	$3,636,713
Commercial mortgage loans	1,772,648	61,633	385,996	2,220,277
Construction loans	58,555	11,451	121,350	191,356
Commercial and Industrial loans	2,154,786	132,809	939,248	3,226,843
Total commercial loans	3,985,989	205,893	1,446,594	5,638,476
Consumer loans	2,490,802	51,158	30,126	2,572,086
Total loans held for investment, gross	$9,358,324	$475,877	$2,013,074	$11,847,275

Loans held for sale	39,958	-	8,712	48,670
Total loans, gross	$9,398,282	$475,877	$2,021,786	$11,895,945

As of December 31, 2019	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,136,818	$230,769	$566,186	$2,933,773
Commercial mortgage loans	1,012,523	67,377	364,686	1,444,586
Construction loans	36,102	12,144	63,071	111,317
Commercial and Industrial loans	1,285,594	105,819	839,463	2,230,876
Total commercial loans	2,334,219	185,340	1,267,220	3,786,779
Consumer loans	2,191,207	49,924	40,522	2,281,653
Total loans held for investment, gross	$6,662,244	$466,033	$1,873,928	$9,002,205

Loans held for sale	33,709	350	5,418	39,477
Total loans, gross	$6,695,953	$466,383	$1,879,346	$9,041,682

Residential Real Estate Loans

As of September 30, 2020, the Corporation’s residential mortgage loan portfolio held for investment increased by $702.9 million, as compared to the balance as of December 31, 2019. The increase reflects primarily $816.6 million of residential mortgage loans held for investments resulting from the BSPR acquisition in the Puerto Rico region, partially offset by a $113.7 million decrease in the legacy residential mortgage loan portfolio held for investment. The decrease in the legacy portfolio reflects reductions in all regions as principal repayments, charge-offs, and foreclosures exceeded the volume of non-conforming residential mortgage loan originations. Approximately 91% of the $270.2 million in residential mortgage loan originations in the Puerto Rico region during the first nine of 2020 consisted of conforming loan originations and refinancings.

The majority of the Corporation’s outstanding balance of residential mortgage loans in the Puerto Rico and Virgin Islands regions consisted of fixed-rate loans that traditionally carry higher yields than residential mortgage loans in the Florida region. In the Florida region, approximately 57% of the residential mortgage loan portfolio consisted of hybrid adjustable-rate mortgages. In accordance with the Corporation’s underwriting guidelines, residential mortgage loans are primarily fully-documented loans, and the Corporation does not originate negative amortization loans.

Commercial and Construction Loans

As of September 30, 2020, the Corporation’s commercial and construction loan portfolio increased by $1.9 million to $5.6 billion, as compared to the balance as of December 31, 2019. The increase reflects primarily $1.5 billion of commercial and construction loans resulting from the BSPR acquisition in the Puerto Rico region, and a $333.2 million increase in the legacy portfolio. As explained above, the increase of $133.3 million in the commercial and construction legacy portfolio in the Puerto Rico region includes SBA PPP loans originated during the first nine months of 2020 with a book value of $255.7 million as of September 30, 2020, partially offset by a $69.0 million reduction in exposure with the respect to five large commercial and industrial relationships and a $51.7 million decrease in the total balance of floor plan lines of credit . In the Florida region, commercial and construction loans increased by $179.4 million, including $91.6 million related to SBA PPP loans and the origination of six large facilities, each in excess of $10 million, totaling $110.1 million as of September 30, 2020. The commercial and construction loan portfolio in the Virgin Islands region increased by $20.5 million, including SBA PPP loans totaling $28.4 million, partially offset by repayments, including the payoff of a $2.0 million nonaccrual commercial mortgage loan.

As of September 30, 2020, the Corporation had $203.3 million of outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $57.7 million as of December 31, 2019. Approximately $107.7 million of the outstanding loans as of September 30, 2020 consisted of loans extended to municipalities in Puerto Rico that are supported by assigned property tax revenues, and $38.6 million consisted of municipal special obligation bonds. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Late in 2015, the Government Development Bank for Puerto Rico (“GDB”) and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of September 30, 2020 included $13.8 million in loans granted to an affiliate of the Puerto Rico Electric Power Authority (“PREPA”) and $43.2 million in loans of an agency of the Puerto Rico central government.

The Corporation also has credit exposure to USVI government entities. As of September 30, 2020, the Corporation had $64.0 million in loans to USVI government instrumentalities and public corporations, compared to $64.1 million as of December 31, 2019. Of the amount outstanding as of September 30, 2020, public corporations of the USVI owed approximately $40.8 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of September 30, 2020, all loans were currently performing and up to date on principal and interest payments.

As of September 30, 2020, the Corporation’s total exposure to shared national credit (“SNC”) loans (including unused commitments) amounted to $867.6 million, compared to $820.4 million as of December 31, 2019. As of September 30, 2020, approximately $184.4 million of the SNC exposure related to the portfolio in Puerto Rico and $683.2 million related to the portfolio in the Florida region.

The composition of the Corporationʼs construction loan portfolio held for investment as of September 30, 2020 and December 31, 2019 by category and geographic location follows:

As of September 30, 2020
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$126	$955	$-	$1,081
Single-family, detached	12,390	582	4,083	17,055
Total for residential housing projects	12,516	1,537	4,083	18,136
Construction loans to individuals secured by residential properties	48	-	-	48
Loans for commercial projects	35,134	8,543	115,526	159,203
Land loans - residential	5,915	1,371	1,741	9,027
Land loans - commercial	4,942	-	-	4,942
Total construction loan portfolio, gross	58,555	11,451	121,350	191,356
Allowance for credit losses	(4,303)	(1,020)	(4,918)	(10,241)
Total construction loan portfolio, net	$54,252	$10,431	$116,432	$181,115

(1) Mid-rise relates to buildings of up to 7 stories.

As of December 31, 2019
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$514	$956	$-	$1,470
Single-family, detached	246	797	6,267	7,310
Total for residential housing projects	760	1,753	6,267	8,780
Construction loans to individuals secured by residential properties	48	473	-	521
Loans for commercial projects	22,827	8,160	54,536	85,523
Land loans - residential	7,193	1,758	2,268	11,219
Land loans - commercial	5,274	-	-	5,274
Total construction loan portfolio, gross	36,102	12,144	63,071	111,317
Allowance for credit losses	(1,706)	(655)	(9)	(2,370)
Total construction loan portfolio, net	$34,396	$11,489	$63,062	$108,947

(1) Mid-rise relates to buildings of up to 7 stories.

The following table presents further information related to the Corporation’s construction portfolio as of and for the nine-month period ended September 30, 2020:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$150,986
Construction loans held for investment in nonaccrual status	$13,090
Net recoveries - Construction loans	$6
Allowance for credit losses - Construction loans	$10,241
Nonaccrual construction loans to total construction loans	6.84%
Allowance for credit losses of construction loans to total construction loans held for investment	5.35%
Net recoveries (annualized) to total average construction loans	-0.01%

Consumer Loans and Finance Leases

As of September 30, 2020, the Corporation’s consumer loan and finance lease portfolio increased by $290.4 million to $2.6 billion, as compared to the portfolio balance as of December 31, 2019. The increase reflects primarily $210.9 million of consumer loans resulting from the BSPR acquisition in the Puerto Rico region, and a $79.5 million increase in the legacy portfolio. The increase in the legacy portfolio primarily reflects increases in auto loans and finance leases, which increased by $111.0 million and $43.8 million, respectively, partially offset by reductions in credit card loans and personal loans of $38.4 million and $31.4 million, respectively. The increase in consumer loans was driven by new loan originations, despite disruptions caused by quarantines and lockdowns of non-essential businesses in connection with the COVID-19 pandemic, which in Puerto Rico were imposed in mid-March.

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

The following table provides a breakdown of First BanCorp.’s loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, for the periods indicated:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
(In thousands)

Residential mortgage	$190,366	$119,427	$384,954	$360,707
Commercial mortgage	51,778	181,994	172,840	278,002
Commercial and Industrial	474,961	485,907	1,503,168	1,407,913
Construction	27,740	13,082	100,986	41,998
Consumer	308,595	349,624	740,484	1,020,055
Total loan production	$1,053,440	$1,150,034	$2,902,432	$3,108,675

The beginning of the first quarter of 2020 was characterized by favorable market conditions. However, in March 2020, the spread of COVID-19 caused a sharp contraction in economic activity and high levels of volatility across most financial markets and continues to affect how individuals interact and how businesses and governments operate. During the quarter and nine-month period ended September 30, 2020, total loan originations, including purchases, refinancings, and draws from existing revolving and non-revolving commitments, amounted to approximately $1.1 billion and $2.9 billion, respectively, compared to $1.2 billion and $3.1 billion, respectively, for the comparable periods in 2019.

Residential mortgage loan originations and purchases for the quarter and nine-month period ended September 30, 2020 amounted to $190.4 million and $385.0 million, respectively, compared to $119.4 million and $360.7 million for the comparable periods in 2019. These statistics include purchases from mortgage bankers of $0.8 million for the nine-month period ended September 30, 2020, and $4.0 million and $13.4 million for the quarter and nine-month period ended September 30, 2019, respectively. There were no purchases from mortgage bankers during the third quarter of 2020. The increase in residential mortgage loan originations and purchases of $71.0 million in the third quarter of 2020, as compared to the same period of 2019, reflect increases of $40.6 million and $30.7 million in the Puerto Rico and Florida regions, respectively, partially offset by a reduction of $0.4 million in the Virgin Island region. The increases in the Puerto Rico and Florida regions reflect a higher volume of refinanced loans and conforming loan originations driven by the effect of lower mortgage loan interest rates and increased purchase activity. For the nine-month period ended September 30, 2020, the increase reflects increases of $40.9 million and $2.5 million in Florida and the Virgin Island regions, respectively, partially offset by a decrease of $19.1 million in the Puerto Rico region. The decrease in the Puerto Rico region for the nine-month period ended September 30, 2020, when compared with the same period in 2019, reflects disruptions in the loan underwriting and closing processes caused by the lockdown related to the COVID-19 pandemic that was implemented in Puerto Rico on March 16, 2020. The real estate sector of the economy in Puerto Rico reopened in mid-May.

Commercial and construction loan originations (excluding government loans) for the third quarter of 2020 and 2019 amounted to $527.3 million and $679.2 million, respectively, while the originations for the nine-month periods ended September 30, 2020 and 2019 amounted to $1.7 billion for each of such periods. Total commercial and construction loan originations in the third quarter and nine-month period ended September 30, 2020 includes SBA PPP loan originations of $15.1 million and $390.2 million, respectively. Excluding SBA PPP loan originations, commercial and construction loan originations were $512.2 million and $1.4 billion for the third quarter and first nine months of 2020, down $167.0 million and $361.2 million compared to the same periods in 2019. The decrease for the 2020 periods consisted of: (i) a $167.1 million and $326.0 million decline for the quarter and first nine months of 2020, respectively, in commercial loan originations in the Puerto Rico region, as compared to the same periods in 2019; (ii) a $4.3 million and $31.6 million decrease for the quarter and first nine months of 2019, respectively, in commercial loan originations in the Florida region, as compared to the same periods in 2019; and (iii) a $4.4 million increase and $3.6 million decrease for the quarter and first nine months of 2020, respectively, in the Virgin Islands region, as compared to the same periods in 2019.

Government loan originations for the quarter and nine-month period ended September 30, 2020 amounted to $27.1 million and $29.4 million, respectively, compared to $1.7 million and $9.4 million, respectively, for the comparable periods in 2019. Government loan originations in 2020 primarily consisted of the refinancing and renewal of certain facilities in both the Virgin Islands and the Puerto Rico regions.

Originations of auto loans (including finance leases) for the quarter and nine-month period ended September 30, 2020 amounted to $199.7 million and $430.8 million, respectively, compared to $183.7 million and $519.7 million, respectively, for the comparable periods in 2019. The increase for the quarter ended September 30. 2020 was primarily reflected in the Puerto Rico and Virgin Island regions, which had increases of $15.2 million and $0.8 million, respectively, compared to the same period in 2019. For the nine-month period ended September 30, 2020, the decrease in the origination of auto loans (including finance leases), compared to the same period in 2019, reflects decreases of $87.7 million and $2.6 million in the Puerto Rico and Virgin Islands regions, respectively. The decrease for the nine-month period ended September 30, 2020, when compared with the same period in 2019, primarily reflects the effect of the disruptions caused by the COVID-19 pandemic-related lockdowns and quarantines, in particular during the second quarter of 2020. Personal loan originations, other than credit cards, for the quarter and nine-month period ended September 30, 2020 amounted to $26.6 million and $83.8 million, respectively, compared to $61.6 million and $204.1 million, respectively, for the comparable periods in 2019. Most of the decrease in personal loan originations for the quarter and nine-month period ended September 30, 2020, as compared with the same periods in 2019, was in the Puerto Rico region, which was significantly affected by quarantines and lockdowns of non-essential businesses in connection with the COVID-19 pandemic. The utilization activity on the outstanding credit card portfolio for the quarter and nine-month period ended September 30, 2020 amounted to approximately $82.3 million and $225.8 million, respectively, compared to $104.4 million and $296.2 million, respectively, for the comparable periods in 2019.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of September 30, 2020 amounted to $3.3 billion, a $1.2 billion increase from December 31, 2019. The increase was mainly driven by purchases of $2.0 billion of U.S. agencies MBS and bonds, and the acquisition of BSPR, which added $294.7 million of U.S. agencies residential pass-through MBS as of September 30, 2020, partially offset by sales of $392.2 million of U.S. agencies MBS, approximately $386.2 million of U.S. agencies bonds that matured or were called prior to maturity during the first nine months of 2020, and prepayments of $375.2 million of U.S. agencies MBS. Given the stimulus actions being taken by the federal government to contain the economic effects of the COVID-19 pandemic, market interest rates remain at low levels, which may trigger accelerated exercises of call options and prepayment rights on investments securities in the future. These risks are directly linked to future period market interest rate fluctuations.

As of September 30, 2020, approximately 99% of the Corporation’s available-for-sale securities portfolio was invested in U.S. government and agencies debentures and fixed-rate GSEs’ MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). In addition, as of September 30, 2020, the Corporation owned bonds of the PRHFA, classified as available for sale, in the aggregate amount of $8.0 million (fair value - $6.9 million). Approximately $4.0 million (fair value - $2.9 million) of these bonds consisted of a residential pass-through MBS issued by the PRHFA that is collateralized by second mortgages originated under a program launched by the Puerto Rico government in 2010. During the second quarter of 2020, the Corporation established an allowance for credit losses of $0.3 million related to such pass-through MBS issued by the PRHFA based on the result of a risk-adjusted discounted cash flow analysis that took into consideration the current performance of the underlying mortgage loans and the deteriorating forecasted economic conditions due to the COVID-19 pandemic.

As of September 30, 2020, the Corporation’s held-to-maturity investment securities portfolio, before the ACL, amounted to $189.2 million, an increase $50.5 million from December 31, 2019. The increase reflects primarily $56.9 million of Puerto Rico municipal bonds accounted for as held-to-maturity securities resulting from the BSPR acquisition. Upon adoption of CECL on January 1, 2020, the Corporation recognized an ACL for held-to-maturity debt securities of approximately $8.1 million, as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in beginning retained earnings, net of applicable income taxes. As of September 30, 2020, the ACL for held-to-maturity debt securities was $10.2 million, including the $8.1 million effect of adopting CECL, a $1.3 million initial ACL established for PCD debt securities acquired in the BSPR acquisition, and a $0.8 million charge to the provision recorded in the first nine months of 2020. Held-to-maturity investment securities consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which the Corporation accounts for as securities, but which were underwritten as loans with features that are typically found in commercial loans. These obligations typically are not issued in bearer form, are not registered with the Securities and Exchange Commission, and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and, in most cases, are supported by assigned property tax revenues. Approximately 60% of the Corporation’s municipality bonds consisted of obligations issued by three of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. The increase in the ACL during the first nine months of 2020 primarily reflects the effect of the deteriorating economic outlook due to the COVID-19 pandemic on the macroeconomic variables considered for the determination of the ACL. Given the uncertainties as to the effects that the negative fiscal position of the Puerto Rico central government, the COVID-19 pandemic, and the measures taken, or to be taken, by other government entities may have on municipalities, the Corporation cannot be certain whether future charges to the ACL on these securities will be required.

See “Risk Management – Exposure to Puerto Rico Government” below for information and details about the Corporation’s total direct exposure to the Puerto Rico government, including municipalities.

The following table presents the carrying value of investments as of the indicated dates:

	September 30,	December 31,
	2020	2019
(In thousands)

Money market investments	$108,983	$97,708

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	726,511	332,199
Puerto Rico government obligations	6,923	7,322
MBS	2,560,565	1,783,504
Other	650	500
Total investment securities available for sale, at fair value	3,294,649	2,123,525

Investment securities held-to-maturity, at amortized cost:
Puerto Rico municipal bonds	189,156	138,675
Allowance for credit losses for held-to-maturity debt securities	(10,176)	-
	178,980	138,675

Equity securities, including $33.5 million and $34.1 million of FHLB stock,
as of September 30, 2020 and December 31, 2019, respectively	39,290	38,249
Total money market investments and investment securities	$3,621,902	$2,398,157

MBS as of September 30, 2020 and December 31, 2019 consisted of:

	September 30,	December 31,
(In thousands)	2020	2019

Available for sale:
FHLMC certificates	$661,243	$509,210
GNMA certificates	778,692	312,882
FNMA certificates	875,445	869,417
Collateralized mortgage obligations issued or guaranteed
by FHLMC, FNMA or GNMA	236,346	80,879
Private label MBS	8,839	11,116
Total MBS	$2,560,565	$1,783,504

The carrying values of investment securities classified as available for sale and held to maturity as of September 30, 2020 by contractual maturity (excluding MBS) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. government and agencies obligations
Due within one year	$42,375	1.79
Due after one year through five years	544,030	0.80
Due after five years through ten years	118,430	1.41
Due after ten years	21,676	0.65
	726,511	0.95

Puerto Rico government and municipalities obligations
Due within one year	550	5.41
Due after one year through five years	17,203	3.11
Due after five years through ten years	92,240	4.70
Due after ten years	86,086	3.82
	196,079	4.17

Other Investment Securities
Due after one year through five years	650	2.94
Total	923,240	1.62

MBS	2,560,565	1.74
Allowance for credit losses on held-to-maturity debt securities	(10,176)	-
Total investment securities available for sale and held to maturity	$3,473,629	1.72

Net interest income of future periods could be affected by prepayments of MBS. Any acceleration in the prepayments of MBS would lower yields on these securities, since the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of MBS would increase yields on securities purchased at a discount, since the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of September 30, 2020, the Corporation had approximately $648.2 million in debt securities (U.S. agencies and Puerto Rico government securities) with embedded calls, which were primarily purchased at par or at a discount and with an average yield of 0.92%. See “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and the Corporation’s interest rate risk management strategies. Also refer to Note 5 – Investment Securities, to the accompanying unaudited consolidated financial statements for additional information regarding the Corporation’s investment portfolio.

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

The Corporation’s risk management policies are described below, as well as in Part II, Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations,” of the 2019 Annual Report on Form 10-K.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. During the first nine months of 2020, the Corporation continued to pay quarterly interest payments on the subordinated debentures associated with its TRuPs, the monthly dividend income on its non-cumulative perpetual monthly income preferred stock, and quarterly dividends on its common stock.

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

The Corporation manages its liquidity in a proactive manner and in an effort to maintain a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of September 30, 2020, the estimated core liquidity reserve (which includes cash and free liquid assets) was $3.6 billion, or 19.3% of total assets, compared to $2.0 billion, or 15.8% of total assets, as of December 31, 2019. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 27.0% of total assets, compared to 20.1% of total assets as of December 31, 2019. As of September 30, 2020, the Corporation had $1.4 billion available for additional credit from the FHLB. Unpledged liquid securities, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $1.1 billion as of September 30, 2020. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of September 30, 2020, the holding company had $17.4 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of September 30, 2020 were approximately $2.5 billion. The Bank had $276.2 million in brokered CDs as of September 30, 2020, of which approximately $167.8 million mature over the next twelve months. In addition, the Corporation had non-maturity brokered deposits totalling $278.4 million as of September 30, 2020. Liquidity at the Bank level is highly dependent on bank deposits, which fund 82% of the Bank’s assets (or 79% excluding brokered deposits).

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

As of September 30, 2020, the amount of brokered CDs had decreased by $158.9 million to $276.2 million from brokered CDs of $435.1 million as of December 31, 2019. Non-maturity brokered deposits, such as money market accounts maintained by a deposit broker, increased in the first nine months of 2020 by $156.0 million to $278.4 million as of September 30, 2020. The increase in non-maturity brokered deposits includes $56.1 million resulting from the BSPR acquisition. Consistent with its strategy, the Corporation has been seeking to add core deposits. As of September 30, 2020, the Corporation’s deposits, excluding brokered deposits and government deposits, increased by $4.8 billion to $12.5 billion. The increase reflects primarily $3.4 billion of deposits (net of brokered and government deposits) resulting from the acquisition of BSPR. Organic deposit growth accounted for $1.4 billion of the increase, primarily growth in demand deposits, which grew by 35%, or $1.1 billion.

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

The Corporation’s principal sources of funding are:

Brokered deposits – Historically, a large portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs decreased during the first nine months of 2020 by $158.9 million to $276.2 million as of September 30, 2020.

The average remaining term to maturity of the brokered CDs outstanding as of September 30, 2020 was approximately 1.2 years.

The use of brokered CDs has historically been an important source of funding for the Corporation. The Corporation encounters intense competition in attracting and retaining regular retail deposits in Puerto Rico. The brokered CD market is very competitive and liquid, and has enabled the Corporation to obtain substantial amounts of funding in short periods of time. This strategy has enhanced the Corporation’s liquidity position, since brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster than regular retail deposits. In addition, the Corporation may obtain funds from brokers deposited in non-maturity money market accounts tied to the one-month LIBOR index. Non-maturity brokered deposits increased by $156.0 million in the first nine months of 2020 to $278.4 million as of September 30, 2020.

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of September 30, 2020:

Total
(In thousands)

Three months or less	$519,006
Over three months to six months	419,467
Over six months to one year	635,462
Over one year	856,351
Total	$2,430,286

CDs in denominations of $100,000 or higher include brokered CDs in the amount of $276.1 million issued to deposit brokers in the form of large CDs that are generally participated out by brokers in amounts of less than the FDIC insurance limit.

Government deposits – As of September 30, 2020, the Corporation had $1.7 billion of Puerto Rico public sector deposits ($1.5 billion in transactional accounts and $164.3 million in time deposits), compared to $826.9 million as of December 31, 2019. These public sector deposits include $670.5 million in government deposits resulting from the BSPR acquisition. Approximately 25% is from municipalities and municipal agencies in Puerto Rico and 75% is from public corporations, the Puerto Rico central government, and U.S. federal government agencies in Puerto Rico.

In addition, as of September 30, 2020, the Corporation had $404.7 million of government deposits in the Virgin Islands region (December 31, 2019 - $227.7 million) and $9.1 million in the Florida region (December 31, 2019 - $7.6 million).

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered deposits and government deposits, increased by $4.8 billion to $12.5 billion from a balance of $7.7 billion as of December 31, 2019, reflecting increases of $4.8 billion and $32.9 million in the Puerto Rico and Virgin Islands regions, respectively, partially offset by a $51.0 million decrease in the Florida region. The increase in the Puerto Rico region reflects primarily $3.4 billion of deposits (net of brokered and government deposits) resulting from the BSPR acquisition. Organic deposit growth was $1.4 billion during the first nine months of 2020, primarily demand deposits, which grew by 35%, or $1.1 billion, which, in part reflects the payments received by individuals and commercial customers from government stimulus packages intended to mitigate the effects of the COVID-19 pandemic, as well as the effects of the payment deferral programs. The decrease in the Florida region was primarily reflected in retail time deposits.

Refer to “Net Interest Income” above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarter and nine-month periods ended September 30, 2020 and 2019.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $300 million as of September 30, 2020 and December 31, 2019. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. See Note 18, Securities Sold Under Agreements To Repurchase, in the accompanying consolidated financial statements for further details about repurchase agreements outstanding by counterparty and maturities.

During the first quarter of 2020, the Corporation exercised its call option on $200 million of reverse repurchase agreements that were previously offset in the 2019 statement of financial condition against variable-rate repurchase agreements, pursuant to ASC Subtopic 210-20-45-11, “Balance Sheet – Offsetting – Other Presentation Matters - Repurchase and Reverse Repurchase Agreements.”

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances. As of September 30, 2020, and December 31, 2019, the outstanding balance of FHLB advances, which were primarily long-term fixed-rate advances, was $490.0 million and $570.0 million, respectively. During the first nine months of 2020, the Corporation repaid $45.0 million of maturing long-term FHLB advances, which were carried at an average cost of 1.87%, and $35.0 million in short-term FHLB advances that were outstanding as of December 31, 2019, which were carried at a cost of 1.83%. As of September 30, 2020, the Corporation had $1.4 billion available for additional credit on FHLB lines of credit.

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

As of each of September 30, 2020 and December 31, 2019, the Corporation had subordinated debentures outstanding in the aggregate amount of $183.8 million and $184.2 million, respectively. As of September 30, 2020, the Corporation was current on all interest payments due related to its subordinated debentures. As mentioned above, during the third quarter of 2020, the Corporation repurchased $0.4 million of TRuPs, resulting in a commensurate reduction in the related amount of the floating rate junior subordinated debentures.

Other Sources of Funds and Liquidity - The Corporation’s principal uses of funds are for the origination of loans and the repayment of maturing deposits and borrowings. In connection with its mortgage banking activities, the Corporation has invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly-liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, U.S. Department of Housing and Urban Development (“HUD”), FNMA and FHLMC. During the first nine months of 2020, the Corporation sold approximately $156.8 million of FHA/VA mortgage loans to GNMA, which packages them into MBS.

In addition, the FED has taken several steps to promote economic and financial stability in response to the significant economic disruption caused by the COVID-19 pandemic. These actions are intended to stimulate economic activity by reducing interest rates and provide liquidity to financial markets so that participants have access to needed funding. During the first nine months of 2020, the federal funds target rate was lowered to a range of 0% to 0.25%, making the FED Discount Window Program a cost-efficient contingent source of funding for the Corporation given the highly-volatile market conditions. Although currently not in use, as of September 30, 2020, the Corporation had approximately $936.1 million available for funding under the FED’s BIC Program. As an SBA-qualified PPP lender, the Bank is eligible to borrow under the Paycheck Protection Program Liquidity Facility by pledging SBA PPP loans. The Corporation is not currently participating in this program.

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

As of the date hereof, the Corporation’s credit as a long-term issuer is rated B+ by S&P and B+ by Fitch. As of the date hereof, FirstBank’s credit ratings as a long-term issuer are B2 by Moody’s, five notches below their definition of investment grade; BB- by S&P, three notches below their definition of investment grade; and B+ by Fitch, four notches below their definition of investment grade. The Corporation’s credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of credit ratings is not a recommendation to buy, sell or hold the Corporation’s securities. Each rating should be evaluated independently of any other rating.

Cash Flows

Cash and cash equivalents were $2.5 billion as of September 30, 2020, an increase of $1.8 billion when compared to the balance as of December 31, 2019. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first nine months of 2020 and 2019.

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

For the first nine months of 2020 and 2019, net cash provided by operating activities was $170.6 million and $235.7 million, respectively. Net cash generated from operating activities was higher than reported net income, largely as a result of adjustments for items such as the provision for credit losses, depreciation and amortization, as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment, as well as purchasing, selling and repaying available-for-sale and held-to-maturity investment securities. For the nine-month period ended September 30, 2020, net cash used in investing activities was $88.1 million, primarily due to purchases of U.S. agencies MBS and bonds, and the funding of commercial and consumer loan originations, partially offset by principal collected on loans and U.S. agencies MBS prepayments, proceeds from U.S. agencies bonds that matured or were called prior to maturity, and the excess of the cash acquired in the BSPR acquisition over the cash consideration paid at closing.

For the nine-month period ended September 30, 2019, net cash provided by investing activities was $81.1 million, primarily due to principal collected on loans and on U.S. agencies bonds that matured or were called prior to maturity, as well as U.S. agency MBS prepayments, partially offset by liquidity used to fund commercial and consumer loan originations.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance of and payments on long-term debt, the issuance of equity instruments and activities related to its short-term funding. For the first nine months of 2020, net cash provided by financing activities was $1.7 billion, mainly reflecting an increase in non-brokered deposits, and proceeds from the early cancellation of long-term reverse repurchase agreements that were previously offset against variable-rate repurchase agreements in the 2019 consolidated statement of financial condition, partially offset by dividends paid on common and preferred stock and repayment of matured FHLB advances.

For the first nine months of 2019, net cash provided by financing activities was $73.0 million, mainly reflecting the increase in non-brokered deposits, partially offset by the repayment of a matured short-term repurchase agreement in the amount of $50.1 million and dividends paid on common and preferred stock.

Capital

As of September 30, 2020, the Corporation’s stockholders’ equity was $2.2 billion, a decrease of $2.8 million from December 31, 2019. The decrease was driven by the $62.3 million transition adjustment related to the adoption of CECL recorded against beginning retained earnings, and common and preferred stock dividends declared in the first nine months of 2020 totaling $34.8 million, partially offset by the earnings generated in the first nine months of 2020, and an increase of approximately $51.8 million in other comprehensive income related to changes in the fair value of available-for-sale investment securities. The Corporation intends to continue to pay monthly dividend payments on the preferred stock and quarterly dividends on common stock. The Corporation’s common stock and other stock dividends, including the declaration, timing and amount, remain subject to the consideration and approval by the Corporation’s Board of Directors at the relevant times.

Set forth below are First BanCorp.’s and FirstBank’s regulatory capital ratios as of September 30, 2020 and December 31, 2019:

		Banking Subsidiary
	First BanCorp. (1)	FirstBank (1)	To be well capitalized thresholds

As of September 30, 2020
Total capital ratio (Total capital to risk-weighted assets)	20.32%	19.83%	10.00%
Common Equity Tier 1 capital ratio
(Common equity Tier 1 capital to risk-weighted assets)	17.21%	15.91%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	17.52%	18.57%	8.00%
Leverage ratio	13.04%	13.83%	5.00%

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

As part of its response to the impact of COVID-19, on March 31, 2020, the agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule provides that, at the election of a qualified banking organization, the day 1 impact to retained earnings plus 25% of the change in the ACL (excluding PCD loans) from January 1, 2020 to December 31, 2021 will be delayed for two years and phased-in at 25% per year beginning on January 1, 2022 over a three-year period, resulting in a total transition period of five years. Accordingly, as of September 30, 2020, the capital measures of the Corporation and the Bank shown in the table above exclude the $62.3 million day 1 impact to retained earnings and 25% of the increase in the allowance for credit losses (as defined in the interim final rule) from January 1, 2020 to September 30, 2020. The agencies may take other measures affecting regulatory capital to address the COVID-19 pandemic, although the nature and impact of such measures cannot be predicted at this time.

In addition, the acquired BSPR assets and off-balance sheet items have been fully included and risk weighted in the regulatory capital position determination of the Corporation and FirstBank Puerto Rico as of September 30, 2020. However, following regulatory capital requirements, the quarterly average asset calculation used for the leverage ratio includes the dollar amounts of the acquired BSPR assets since the acquisition date through the end of the third quarter, and the denominator reflects the number of days in the entire quarter, which resulted in a diluted quarterly average asset balance for the quarter ended September 30, 2020. The full effect in the leverage ratio of the assets acquired in the transaction will be reflected in the regulatory capital position determination as of December 31, 2020.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets, non GAAP financial measures, to total equity and total assets, respectively, as of September 30, 2020 and December 31, 2019, respectively:

	September 30,	December 31,
(In thousands, except ratios and per share information)	2020	2019

Total equity - GAAP	$2,225,282	$2,228,073
Preferred equity	(36,104)	(36,104)
Goodwill	(34,401)	(28,098)
Purchased credit card relationship intangible	(5,789)	(3,615)
Core deposit intangible	(37,749)	(3,488)
Insurance customer relationship intangible	(355)	(470)

Tangible common equity	$2,110,884	$2,156,298

Total assets - GAAP	$18,659,768	$12,611,266
Goodwill	(34,401)	(28,098)
Purchased credit card relationship intangible	(5,789)	(3,615)
Core deposit intangible	(37,749)	(3,488)
Insurance customer relationship intangible	(355)	(470)
Tangible assets	$18,581,474	$12,575,595
Common shares outstanding	218,229	217,359

Tangible common equity ratio	11.36%	17.15%
Tangible book value per common share	$9.67	$9.92

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If the legal surplus reserve is not sufficient to cover such balance in whole or in part, the Corporation must charge the outstanding amount against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $97.6 million as of September 30, 2020 and December 31, 2019. There were no transfers to the legal surplus reserve during the first nine months of 2020.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. As of September 30, 2020, the Corporation’s commitments to extend credit amounted to approximately $2.0 billion, of which $1.1 billion related to credit card loans. Commercial and financial standby letters of credit amounted to approximately $124.6 million. The BSPR acquisition added $566.5 million of commitments to extend credit, of which $424.9 million related to credit cards as of September 30, 2020. Commercial and financial standby letters of credit assumed as a result of the BSPR acquisition amounted to $1.0 million as of September 30, 2020.

Contractual Obligations, Commitments and Contingencies

The following table presents information about the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of September 30, 2020
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

(In thousands)

Contractual obligations:
Certificates of deposit	$3,162,309	$2,041,293	$870,511	$232,869	$17,636
Securities sold under agreements to repurchase	300,000	-	100,000	200,000	-
Advances from FHLB	490,000	170,000	320,000	-	-
Other borrowings	183,762	-	-	-	183,762
Operating leases	123,651	19,378	36,038	28,271	39,964
Total contractual obligations	$4,259,722	$2,230,671	$1,326,549	$461,140	$241,362

Commitments to sell mortgage loans	$25,097

Standby letters of credit	$5,725

Commitments to extend credit:
Lines of credit	$1,874,063
Letters of credit	118,886
Construction undisbursed funds	150,986
Total commercial commitments	$2,143,935

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

As of September 30, 2020, the Corporation forecasted the 12-month net interest income assuming September 30, 2020 interest rate curves remain constant. Then, net interest income was estimated under rising and falling rate scenarios. For the rising rates scenario, the Corporation assumed a gradual (ramp) parallel upward shift of the yield curve during the first 12 months (the “+200 ramp” scenario). Conversely, for the falling rates scenario, it assumed a gradual (ramp) parallel downward shift of the yield curve during the first 12 months (the “-200 ramp” scenario). However, given the current low levels of interest rates, along with the current yield curve slope, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for September 2020, as compared to December 2019, reflected a 164 basis points reduction in the short-term horizon, between 1 to 12 months, while market rates also decreased by 143 basis points in the medium term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year-time horizon, market rates decreased by 118 basis points, as compared to December 31, 2019 levels. The U.S. Treasury curve in the short-term horizon decreased by 145 basis points and in the medium-term horizon decreased by 144 basis points, as compared to the December 31, 2019 levels. The long-term horizon decreased by 106 basis points as compared to December 31, 2019 levels.

The following table presents the results of the simulations as of September 30, 2020 and December 31, 2019. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	September 30, 2020				December 31, 2019
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$28.9	4.01%	$36.3	5.03%	$15.9	2.85%	$19.6	3.32%
- 200 bps ramp	$(6.5)	(0.91)%	$8.0	(1.10)%	$(21.4)	(3.84)%	$(25.1)	(4.25)%

The Corporation continues to manage its balance sheet structure to control and limit the overall interest rate risk. As of September 30, 2020, the simulations showed that the Corporation continues to maintain an asset-sensitive position. The Corporation has continued repositioning the balance sheet and improving the funding mix, mainly driven by an increase in the average balance of interest-bearing deposits with low rate elasticity, and non-interest bearing deposits, reductions in brokered certificates of deposits, time deposits, FHLB advances and FED advances. The slight increase in asset sensitivity was mainly related to the increases in the amount of interest-bearing cash balances and variable-rate commercial loans. The above-mentioned growth in deposits, contributed to fund the continued increase in the investment portfolio, and in commercial loans portfolio, while maintaining higher liquidity levels. The Corporation relied on its existing funding to fund SBA PPP loans, including deposits already at the Bank, and is not currently participating in the Paycheck Protection Program Liquidity Facility or the Money Market Mutual Fund Liquidity Facility established by the FED.

Taking into consideration the above-mentioned facts for modeling purposes, as of September 30, 2020, the net interest income for the next 12 months under a growing balance sheet scenario was estimated to increase by $36.3 million in the rising rate scenario, compared to an estimated increase of $19.6 million as of December 31, 2019. Under the falling rate, growing balance sheet scenario, the net interest income was estimated to decrease by $8.0 million, compared to an estimated decrease of $25.1 million as of December 31, 2019, reflecting the effect of current low levels of market interest rates on the base scenario and the model assumptions for the falling rate scenarios described above (i.e., no negative interest rates modeled).

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

Interest rate swaps – The Corporation acquired interest rate swaps as a result of the BSPR acquisition. An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreements acquired from BSPR consist of the Corporation offering borrower-facing derivative products using a “back-to-back” structure in which the borrower-facing derivative transaction is paired with an identical, offsetting transaction with an approved dealer-counterparty. By using a back-to-back trading structure, both the commercial borrower and the Corporation are largely insulated from market risk and volatility. The agreements set the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. The fair value of interest rate swaps are recorded as components of other assets in the Corporation’s consolidated statement of financial condition. Changes in the fair value of interest rate swaps, which occur due to changes in interest rates, are recorded in the consolidated statements of income as a component of interest income on loans.

For detailed information regarding the volume of derivative activities (e.g., notional amounts), location and fair values of derivative instruments in the consolidated statements of financial condition and the amount of gains and losses reported in the consolidated statements of income, see Note 12 – Derivative Instruments and Hedging Activities, in the accompanying unaudited consolidated financial statements.

The following tables summarize the fair value changes in the Corporation’s derivatives, as well as the sources of the fair values, as of or for the indicated dates or periods:
	Asset Derivatives	Liability Derivatives
	Nine-Month Period Ended	Nine-Month Period Ended
(In thousands)	September 30, 2020	September 30, 2020

Fair value of contracts outstanding as of the beginning of the period	$372	$(149)
Fair value of contracts acquired in the BSPR acquisition	1,762	(1,789)
Changes in fair value during the period	964	117
Fair value of contracts outstanding as of September 30, 2020	$3,098	$(1,821)

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of September 30, 2020
Pricing from observable market inputs - Asset Derivatives	$1,332	$3	$1	$1,762	$3,098
Pricing from observable market inputs - Liability Derivatives	(31)	-	(1)	(1,789)	(1,821)
	$1,301	$3	$-	$(27)	$1,277

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

As of September 30, 2020 and December 31, 2019, the Corporation considers all of its derivative instruments as undesignated economic hedges.

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

The ACL for loans and finance leases was $155.1 million as of December 31, 2019. Upon adoption of CECL on January 1, 2020, the Corporation recognized an increase in the ACL for loans and finance leases of approximately $81.2 million, as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in retained earnings, net of applicable income taxes. As of September 30, 2020, the ACL for loans and finance leases was $384.7 million, up $229.6 million from December 31, 2019, driven by the $81.2 million increase as a result of adopting CECL, the $66.2 million initial ACL required with respect to loans from the acquisition of BSPR, and an $82.1 million reserve build for the legacy loan portfolio (i.e., the provision of $121.0 million for the legacy loan portfolio less net charge-offs of $38.9 million) in the first nine months of 2020. Under ASC 326, the Corporation is required to record an ACL for estimates of life-time credit losses on loans at the time of acquisition. For non-PCD loans, the initial ACL is established through a charge to the provision for credit losses at the time of acquisition. Accordingly, the Corporation recorded approximately $37.5 million in provision for credit losses for non-PCD loans acquired in the BSPR acquisition. In addition, for PCD loans totaling $753.0 million, the Corporation established an initial ACL for $28.7 million, representing the discount embedded in the purchase price that is attributable to credit losses on these loans. The initial ACL for PCD loans is not established through a charge to the provision for credit losses, but, rather, through an initial adjustment to the loan’s amortized cost. The increase in the ACL for the legacy loans and finance leases primarily reflects the effect of a deteriorating economic outlook due to the COVID-19 pandemic across all loan portfolio categories and geographic regions. Refer to Note 1 - Basis of Presentation and Significant Accounting Policies, in the accompanying consolidated financial statements for additional information about the day-one impact of the CECL adoption by portfolio segments and description of the methodologies used by the Corporation to determine the ACL.

The ratio of the ACL for loans and finance leases to total loans held for investment increased to 3.25% as of September 30, 2020, compared to 1.72% as of December 31, 2019, driven by the adoption of CECL and the effect of the COVID-19 pandemic on forecasted economic conditions. On a non-GAAP basis, excluding SBA PPP loans, the ratio of the ACL for loans and finance leases to adjusted total loans held for investment was 3.38% as of September 30, 2020. For the definition and reconciliation of this non-GAAP financial measure, refer to the discussion in “Basis of Presentation” below. An explanation of the change for each portfolio follows:

• The ACL to total loans ratio for the residential mortgage portfolio increased from 1.53% as of December 31, 2019 to 3.62% as of September 30, 2020, primarily due to the effect of the CECL adoption on longer duration portfolios and the effect of the COVID-19 pandemic on forecasted economic conditions.

• The ACL to total loans ratio for the commercial mortgage portfolio increased from 2.71% as of December 31, 2019 to 3.41% as of September 30, 2020, primarily due to the charges to the provision recorded in the first nine months related to the effect of the COVID-19 pandemic on macroeconomic variables considered for this portfolio, such as real estate price indexes, gross domestic product, market interest rates, and unemployment rates.

• The ACL to total loans ratio for the C&I portfolio increased from 0.68% as of December 31, 2019 to 1.33% as of September 30, 2020, reflecting the effect of the CECL adoption and the effect of the COVID-19 pandemic on forecasted economic conditions. On a non-GAAP basis, excluding SBA PPP loans, the ratio of the ACL for C&I loans to adjusted total C&I loans held for investment was 1.55% as of September 30, 2020.

• The ACL to total loans ratio for the construction loan portfolio increased from 2.13% as of December 31, 2019 to 5.35% as of September 30, 2020, primarily as a result of the effect of the COVID-19 pandemic on forecasted economic conditions.

• The ACL to total loans ratio for the consumer loan portfolio increased from 2.35% as of December 31, 2019 to 4.82% as of September 30, 2020, primarily reflecting the effect of the CECL adoption on longer duration portfolios and the effect of the COVID-19 pandemic on forecasted economic conditions.

The ratio of the total ACL for loans and finance leases to nonaccrual loans held for investment was 191.13% as of September 30, 2020, compared to 73.64% as of December 31, 2019. The Corporation did not acquire any of BSPR’s non-performing assets as provided in the Stock Purchase Agreement.

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

As shown in the following table, the ACL for loans and finance leases amounted to $384.7 million as of September 30, 2020, or 3.25% of total loans, compared with $155.1 million, or 1.72% of total loans, as of December 31, 2019. See “Results of Operation - Provision for Credit Losses” above for additional information.

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(Dollars in thousands)	2020	2019	2020	2019

Allowance for credit losses for loans and finance leases, beginning of period,	$319,297	$172,011	$155,139	$196,362
Impact of adopting ASC 326	-	-	81,165	-
Initial allowance on PCD loans	28,744	-	28,744	-
Provision (release) for credit losses:
Residential Mortgage	9,875	2,162	32,255	9,387
Commercial Mortgage	19,672	(808)	49,278	3,854
Commercial and Industrial (1)	2,839	(5,465)	11,225	(11,068)
Construction	2,405	(178)	7,068	(815)
Consumer and Finance Leases (2)	13,287	11,687	58,705	30,394
Total provision for credit losses for loans and finance leases (3)	48,078	7,398	158,531	31,752
Charge-offs:
Residential Mortgage	(2,611)	(5,288)	(8,968)	(16,229)
Commercial Mortgage	(3,157)	(813)	(3,303)	(14,901)
Commercial and Industrial	(150)	(387)	(323)	(7,056)
Construction	(1)	(68)	(75)	(347)
Consumer and Finance Leases	(8,436)	(12,708)	(33,930)	(37,004)
Total charge-offs	(14,355)	(19,264)	(46,599)	(75,537)
Recoveries:
Residential Mortgage	328	874	1,112	2,080
Commercial Mortgage	53	96	140	314
Commercial and Industrial	80	1,826	248	3,196
Construction	37	279	81	629
Consumer and Finance Leases	2,456	2,355	6,157	6,779
Total recoveries	2,954	5,430	7,738	12,998
Net charge-offs	(11,401)	(13,834)	(38,861)	(62,539)
Allowance for credit losses for loans and finance leases, end of period	$384,718	$165,575	$384,718	$165,575

Allowance for credit losses for loans and finance leases to period end
total loans held for investment	3.25%	1.85%	3.25%	1.85%
Net charge-offs (annualized) to average loans outstanding during the period	0.45%	0.61%	0.55%	0.93%
Provision for credit losses for loans and finance leases to net charge-offs during the period	4.22x	0.53x	4.08x	0.51x
Provision for credit losses for loans and finance leases to net charge-offs during the period, excluding the effect of the hurricane-related qualitative reserve releases
in the nine-month period ended September 30, 2019 (4)	4.22x	0.53x	4.08x	0.61x

(1)Net of a loan loss reserve release of $3.4 million for the nine-month period ended September 30, 2019, associated with revised estimates of the effects of Hurricanes Irma and Maria.

(2)Net of a loan loss reserve release of $3.0 million for the nine-month period ended September 30, 2019, associated with revised estimates of the effects of Hurricanes Irma and Maria.

(3)Net of a loan loss reserve release of $6.4 million for the nine-month period ended September 30, 2019, associated with revised estimates of the effects of Hurricanes Irma and Maria.

(4)Non-GAAP financial measure, see "Basis of Presentation" below for a reconciliation of this measure.

The following tables set forth information concerning the allocation of the ACL for loans and finance leases by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage loans	$131,781	31%	$44,806	33%
Commercial mortgage loans	75,726	19%	39,194	16%
Construction loans	10,241	1%	2,370	1%
Commercial and Industrial loans	42,909	27%	15,198	25%
Consumer loans and finance leases	124,061	22%	53,571	25%
	$384,718	100%	$155,139	100%

The following tables set forth information concerning the composition of the Corporation's loan portfolio and related ACL as of September 30, 2020 and December 31, 2019 by loan category.

As of September 30, 2020	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Total loans held for investment:
Amortized cost of loans	$3,636,713	$2,220,277	$3,226,843	$191,356	$2,572,086	$11,847,275
Allowance for credit losses	131,781	75,726	42,909	10,241	124,061	384,718
Allowance for credit losses to amortized cost	3.62%	3.41%	1.33%	5.35%	4.82%	3.25%

As of December 31, 2019
	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Total loans held for investment:
Amortized cost of loans	$2,933,773	1,444,586	2,230,876	111,317	2,281,653	$9,002,205
Allowance for credit losses	44,806	39,194	15,198	2,370	53,571	155,139
Allowance for credit losses to amortized cost	1.53%	2.71%	0.68%	2.13%	2.35%	1.72%

Allowance for Credit Losses for Unfunded Loan Commitments

The Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk as a result of a contractual obligation to extend credit, such as pursuant to unfunded loan commitments and standby letters of credit for commercial and construction loans, unless the obligation is unconditionally cancellable by the Corporation. The ACL for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. Upon adoption of CECL on January 1, 2020, the Corporation recognized an increase in the ACL for off-balance sheet exposures of approximately $3.9 million, as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in beginning retained earnings, net of applicable income taxes. As of September 30, 2020, the ACL for off-balance sheet credit exposures was $6.3 million, including the $3.9 million effect of adopting CECL, and a $2.4 million charge to the provision in the first nine months of 2020. The provision recorded for the first nine months of 2020 includes a $1.3 million charge related to unfunded loan commitments assumed in the BSPR acquisition.

Allowance for Credit Losses for Held-to-Maturity Debt Securities

As of September 30, 2020, the held-to-maturity securities portfolio consisted of Puerto Rico municipal bonds. Upon adoption of CECL on January 1, 2020, the Corporation recognized an ACL for held-to-maturity securities of approximately $8.1 million, as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in retained earnings, net of applicable income taxes. As of September 30, 2020, the ACL for held-to-maturity debt securities was $10.2 million, including the $8.1 million effect of adopting CECL, a $1.3 million initial ACL established for PCD debt securities acquired in the BSPR acquisition, and a $0.8 million charge to the provision recorded in the first nine months of 2020. The charge to the provision for held-to-maturity debt securities in the first nine months of 2020 primarily reflects the effect of the deteriorating economic outlook due to the COVID-19 pandemic, partially offset by a $0.4 million release related to the repayment of certain bonds.

Allowance for Credit Losses for Available-for-Sale Debt Securities

During the first nine months of 2020, the Corporation recorded charges to the provision for credit losses of available-for-sale debt securities of $1.6 million. These charges were related to private label MBS and a residential mortgage pass-through MBS issued by the PRHFA. As of September 30, 2020, the ACL for available-for-sale debt securities was $1.4 million, including the $1.6 million provision less charge-offs of $0.2 million recorded in the third quarter of 2020. The ACL was derived from a decline in the present value of expected cash flows taking into consideration the performance of the underlying mortgages and the effect of a deterioration in forecasted economic conditions due to the COVID-19 pandemic.

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

Purchased Credit Deteriorated Loans — For PCD loans the nonaccrual status is determined in the same manner as for other loans, except for PCD loans that were previously classified as purchased credit impaired (“PCI”) loans and accounted for under ASC Subtopic 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality” (ASC Subtopic 310-30). As allowed by ASC 326, the Corporation elected to maintain pools of loans accounted for under ASC 310-30 as “units of accounts,” conceptually treating each pool as a single asset. Regarding interest income recognition, the prospective transition approach for PCD loans was applied at a pool level which froze the effective interest rate of the pools as of January 1, 2020. According to regulatory guidance, the determination of nonaccrual or accrual status for PCD loans with respect to which the Corporation has made a policy election to maintain previously existing pools on adoption of ASC 326 should be made at the pool level, not the individual asset level. In addition, the guidance provides that the Corporation can continue accruing interest and not report the PCD loans as being in nonaccrual status if the following criteria are met: (i) the Corporation can reasonably estimate the timing and amounts of cash flows expected to be collected, and (ii) the Corporation did not acquire the asset primarily for the rewards of ownership of the underlying collateral, such as use of collateral in operations or improving the collateral for resale. Thus, the Corporation continues to exclude these pools of PCD loans from nonaccrual loan statistics.

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

Loans Past-Due 90 Days and Still Accruing

These are accruing loans that are contractually delinquent 90 days or more. These past-due loans are either current as to interest but delinquent as to the payment of principal or are insured or guaranteed under applicable FHA, VA or other government-guaranteed programs for residential mortgage loans. Furthermore, as required by instructions in regulatory reports, loans past due 90 days and still accruing include loans previously pooled into GNMA securities for which the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria (e.g., borrowers fails to make any payment for three consecutive months). For accounting purposes, these GNMA loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

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

The following table presents non-performing assets as of the indicated dates:

	September 30,	December 31,
(Dollars in thousands)	2020	2019

Nonaccrual loans held for investment:
Residential mortgage	$122,797	$121,408
Commercial mortgage	29,651	40,076
Commercial and Industrial	20,882	18,773
Construction	13,090	9,782
Consumer	14,870	20,629
Total nonaccrual loans held for investment	$201,290	$210,668
OREO	89,049	101,626
Other repossessed property	3,006	5,115
Total non-performing assets (1) (2)	$293,345	$317,409

Past due loans 90 days and still accruing (3) (4)	$160,066	$135,490
Non-performing assets to total assets	1.57%	2.52%
Nonaccrual loans held for investment to total loans held for investment	1.70%	2.34%
Allowance for credit losses for loans and finance leases	$384,718	$155,139
Allowance for credit losses for loans and finance leases to total nonaccrual loans held for investment	191.13%	73.64%
Allowance for credit losses for loans and finance leases to total nonaccrual loans held for investment,
excluding residential real estate loans	490.13%	173.81%

(1)Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of ASC 326 and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of September 30, 2020 and December 31, 2019 amounted to $133.2 million and $136.7 million, respectively.

(2)Nonaccrual loans exclude $399.7 million and $398.3 million of TDR loans that were in compliance with the modified terms and in accrual status as of September 30, 2020 and December 31, 2019, respectively.

(3)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as loans past-due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $54.1 million and $37.9 million of residential mortgage loans insured by the FHA that were over 15 months delinquent as of September 30, 2020 and December 31, 2019, respectively.

(4)These include loans rebooked, which were previously pooled into GNMA securities, amounting to $17.7 million and $35.3 million as of September 30, 2020 and December 31, 2019, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability. During the first nine months of 2020, the Corporation repurchased, pursuant to the aforementioned repurchase option, $55.0 million of loans previously sold to GNMA.

The following table shows non-performing assets by geographic segment as of the indicated dates:

	September 30,	December 31,
(In thousands)	2020	2019
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage	$98,473	$97,214
Commercial mortgage	18,291	23,963
Commercial and Industrial	18,464	16,155
Construction	5,430	2,024
Consumer	14,169	19,483
Total nonaccrual loans held for investment	154,827	158,839

OREO	83,712	96,585
Other repossessed property	2,790	4,810
Total non-performing assets (1)	$241,329	$260,234
Past due loans 90 days and still accruing (2)	$157,829	$129,463

Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage	$9,824	$10,903
Commercial mortgage	11,360	16,113
Commercial and Industrial	1,425	2,303
Construction	7,660	7,758
Consumer	229	467
Total nonaccrual loans held for investment	30,498	37,544

OREO	5,273	4,909
Other repossessed property	143	146
Total non-performing assets	$35,914	$42,599
Past due loans 90 days and still accruing	$1,986	$5,898

United States:
Nonaccrual loans held for investment:
Residential mortgage	$14,500	$13,291
Commercial and Industrial	993	315
Consumer	472	679
Total nonaccrual loans held for investment	15,965	14,285

OREO	64	132
Other repossessed property	73	159
Total non-performing assets	$16,102	$14,576
Past due loans 90 days and still accruing	$251	$129

(1)Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of ASC 326 and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of September 30, 2020 and December 31, 2019 amounted to $133.2 million and $136.7 million, respectively.

(2)These include loans rebooked, which were previously pooled into GNMA securities, amounting to $17.7 million and $35.3 million as of September 30, 2020 and December 31, 2019, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability. During the first nine months of 2020, the Corporation repurchased, pursuant to the aforementioned repurchase option, $55.0 million of loans previously sold to GNMA.

Total nonaccrual loans were $201.3 million as of September 30, 2020. This represents a decrease of $9.4 million from $210.7 million as of December 31, 2019. The decrease was primarily related to a $5.0 million decrease in nonaccrual commercial and construction nonaccrual loans, including the $3.1 million charge-off taken on a nonaccrual commercial mortgage loan in the Puerto Rico region, a payoff of a $2.0 million commercial mortgage loan in the Virgin Islands region, and the restoration to accrual status of $1.7 million of loans related to a commercial mortgage borrower in the Puerto Rico region. In addition, nonaccrual consumer loans decreased by $5.8 million. The Corporation did not acquire any of BSPR’s non-performing assets, as established in the Stock Purchase Agreement.

Nonaccrual commercial mortgage loans decreased by $10.4 million to $29.7 million as of September 30, 2020 from $40.1 million as of December 31, 2019. The decrease was primarily related to collections of approximately $5.6 million during the first nine months of 2020, including the aforementioned payoff of a $2.0 million loan in the Virgin Islands region, the charge-off of $3.1 million taken on a nonaccrual commercial mortgage loan in the Puerto Rico region, and the restoration to accrual status of $1.7 million of loans related to a commercial mortgage borrower in the Puerto Rico region. Total inflows of nonaccrual commercial mortgage loans were $0.8 million for the first nine months of 2020, compared to $1.2 million for the same period in 2019.

Nonaccrual C&I loans increased by $2.1 million to $20.9 million as of September 30, 2020 from $18.8 million as of December 31, 2019. Total inflows of nonaccrual C&I loans were $3.8 million for the first nine months of 2020, compared to $2.2 million for the same period in 2019, reflecting the effect of the inflow of a $2.5 million loan in the Puerto Rico region.

Nonaccrual construction loans increased by $3.3 million to $13.1 million as of September 30, 2020, compared to $9.8 million as of December 31, 2019. Total inflows of nonaccrual construction loans were $3.7 million for the first nine months of 2020, compared to inflows of $0.4 million for the same period in 2019, reflecting the effect of the inflow of a $3.5 million loan in the Puerto Rico región.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated periods:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter Ended September 30, 2020
Beginning balance	$34,109	$19,995	$9,574	$63,678
Plus:
Additions to nonaccrual	-	953	3,662	4,615
Less:
Loans returned to accrual status	-	(39)	-	(39)
Nonaccrual loans transferred to OREO	-	-	-	-
Nonaccrual loans charge-offs	(3,157)	(151)	(1)	(3,309)
Loan collections and others	(846)	(331)	(145)	(1,322)
Reclassification	(455)	455	-	-
Ending balance	$29,651	$20,882	$13,090	$63,623

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Nine-Month Period Ended September 30, 2020
Beginning balance	$40,076	$18,773	$9,782	68,631
Plus:
Additions to nonaccrual	767	3,784	3,691	8,242
Less:
Loans returned to accrual status	(1,687)	(840)	-	(2,527)
Nonaccrual loans transferred to OREO	(126)	(263)	-	(389)
Nonaccrual loans charge-offs	(3,300)	(324)	(75)	(3,699)
Loan collections and others	(5,571)	(756)	(308)	(6,635)
Reclassification	(508)	508	-	-
Ending balance	$29,651	$20,882	$13,090	$63,623

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter Ended September 30, 2019
Beginning balance	$77,495	$21,327	$6,936	$105,758
Plus:
Additions to nonaccrual	522	1,473	221	2,216
Less:
Loans returned to accrual status	(721)	(1,126)	-	(1,847)
Nonaccrual loans transferred to OREO	(235)	-	(359)	(594)
Nonaccrual loans charge-offs	(462)	(367)	(30)	(859)
Loan collections	(32,784)	(1,872)	(410)	(35,066)
Reclassification	(1,290)	1,290	-	-
Ending balance	$42,525	$20,725	$6,358	$69,608

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Nine-Month Period Ended September 30, 2019
Beginning balance	$109,536	$30,382	$8,362	$148,280
Plus:
Additions to nonaccrual	1,247	2,210	364	3,821
Less:
Loans returned to accrual status	(12,836)	(1,624)	(528)	(14,988)
Nonaccrual loans transferred to OREO	(1,237)	(227)	(969)	(2,433)
Nonaccrual loans charge-offs	(14,529)	(6,941)	(146)	(21,616)
Loan collections	(38,366)	(4,365)	(725)	(43,456)
Reclassification	(1,290)	1,290	-	-
Ending balance	$42,525	$20,725	$6,358	$69,608

Nonaccrual residential mortgage loans increased by $1.4 million to $122.8 million as of September 30, 2020, compared to $121.4 million as of December 31, 2019. The inflows of nonaccrual residential mortgage loans during the first nine months of 2020 were $21.0 million, a decrease of $16.9 million, compared to inflows of $37.9 million for the same period in 2019. The decrease in inflows primarily reflects the effect of the deferred repayment arrangements provided to qualified customers affected by the COVID-19 pandemic as further discussed below

The following tables presents the activity of residential nonaccrual loans held for investment for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2020	2019	2020	2019

Beginning balance	$122,249	$129,501	$121,408	$147,287
Plus:
Additions to nonaccrual	5,409	14,771	20,964	37,940
Less:
Loans returned to accrual status	(2,061)	(3,091)	(6,166)	(17,129)
Nonaccrual loans transferred to OREO	(273)	(5,689)	(3,915)	(17,424)
Nonaccrual loans charge-offs	(969)	(2,990)	(5,992)	(9,854)
Loan collections and others	(1,558)	(5,462)	(3,502)	(13,780)
Ending balance	$122,797	$127,040	$122,797	$127,040

The amount of nonaccrual consumer loans, including finance leases, decreased by $5.7 million to $14.9 million as September 30, 2020, compared to $20.6 million as of December 31, 2019. The inflows of nonaccrual consumer loans during the first nine months of 2020 amounted to $30.6 million compared to inflows of $37.4 million for the same period in 2019.

As of September 30, 2020, approximately $23.4 million of the loans placed in nonaccrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $9.1 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the nine-month period ended September 30, 2020, interest income of approximately $0.6 million related to nonaccrual loans with a carrying value of $54.9 million as of September 30, 2020, mainly nonaccrual construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

Total loans in early delinquency (i.e., 30-89 days past due loans, as defined in regulatory report instructions) amounted to $110.4 million as of September 30, 2020, a decrease of $52.3 million compared to $162.7 million as of December 31, 2019. The statement of financial condition as of September 30, 2020 reflects $14.1 million of 30-89 days past due loans resulting from the BSPR acquisition. The variances by major portfolio categories follow:

• Residential mortgage loans in early delinquency decreased by $43.3 million to $44.5 million as of September 30, 2020, and consumer loans in early delinquency decreased by $33.8 million to $35.7 million as of September 30, 2020. The decrease was primarily related to the combination of payments received and the effect of the deferred repayment programs established by the Corporation to assist customers affected by the COVID-19 pandemic, as further explained below. The amount of early delinquency loans as of September 30, 2020 reflects $4.0 million and $2.9 million of 30-89 days past due residential mortgage and consumer loans, respectively, resulting from the BSPR acquisition.

• Commercial and construction loans in early delinquency increased in the first nine months of 2020 by $24.6 million to $30.1 million as of September 30, 2020, including the migration of four lines of credit loans totaling $8.6 million and a $5.0 million balloon payment of a commercial mortgage that are delinquent for over 30 days but with respect to the Corporation continues to receive from the borrowers interest and principal payments. In addition, there was an increase of $7.2 million related to loans acquired in the BSPR transaction, primarily related to a $6.1 million matured commercial and industrial loan.

In working with borrowers affected by the COVID-19 pandemic, the Corporation has agreed to let consumer borrowers (i.e., borrowers under residential mortgages, personal loans, auto loans, finance leases and small loans) that were current in their payments or no more than 2 payments in arrears (not having exceeded 89 days past due as of March 16, 2020) to defer payments on their loans in some cases for up to six months but not beyond September 30, 2020, with a few exceptions. In the case of credit cards and individual lines of credit, the borrowers were required to be current or less than 29 days past due in their payments as of March 16, 2020 to qualify for the payment deferral program providing for payment deferrals in some cases up to August 31, 2020. For both consumer and residential mortgage loans subject to the deferral programs, each borrower is required to begin making their regularly scheduled loan payment at the end of the deferral period and the deferred amounts were moved to the end of the loan. The payment deferral programs were applied prospectively beginning, in some instances, with the scheduled contractual payment due in March. For commercial loans, any request for payment deferral, including extensions of the repayment moratorium, is analyzed on a case-by-case basis. As of September 30, 2020, the Corporation had under deferred repayment arrangements 25,173 loans, totaling $1.2 billion, or 10% of its total loans portfolio held for investment consisting of 3,227 residential mortgage loans, totaling $511.9 million, 21,750 consumer loans, totaling $168.7 million, and 196 commercial and construction loans, totaling $540.8 million. Most of these deferred repayment arrangements have been done under the provisions of the Section 4013 of the CARES Act of 2020 or the Interagency Revised Statement. In addition, moratoriums on loan repayments for consumer and residential mortgage products in Puerto Rico were mandated by local law. A loan modification covered by the provisions of the CARES Act of 2020 and the Interagency Revised Statement is not required to be considered as a TDR loan.

Loans under repayment moratoriums decreased during the month of October to $119.0 million, or less than 1%, of the total loan portfolio held for investment as of October 31, 2020, primarily commercial and construction loans. The $119.0 billion of loans under deferred payment arrangements as of October 31, 2020 consisted of 89 residential mortgage loans, totaling $21.0 million, 42 commercial and construction loans, totaling $95.4 million, and 174 consumer loans, totaling $2.6 million.

As a certified SBA lender, the Corporation is participating in the SBA PPP to help provide loans to the Corporation’s small business customers to provide them with additional working capital. During the third quarter of 2020, the Corporation originated 636 loans under this program, totaling approximately $15.1 million. Together with originations closed in the second quarter, the Corporation has executed over 6,000 loans for approximately $390.3 million in the two rounds of the program. The acquisition of BSPR added $77.6 million of SBA PPP loans as of September 30, 2020. As of September 30, 2020, the Corporation had of SBA PPP loans amounting to $453.4 million (outstanding balance - $462.3 million).

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

The following table provides a breakdown between accrual and nonaccrual TDRs as of the indicated date:

	As of September 30, 2020

(In thousands)	Accrual	Nonaccrual (1)	Total TDRs
Conventional residential mortgage loans	$257,582	$54,656	$312,238
Construction loans	2,542	952	3,494
Commercial mortgage loans	49,150	18,450	67,600
Commercial and Industrial loans	74,390	9,127	83,517
Consumer loans:
Auto loans	7,062	5,282	12,344
Finance leases	1,340	8	1,348
Personal loans	960	-	960
Credit cards	2,566	-	2,566
Consumer loans - Other	4,080	468	4,548
Total Troubled Debt Restructurings	$399,672	$88,943	$488,615

(1) Included in nonaccrual loans are $9.1 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

The OREO portfolio, which is part of non-performing assets, decreased by $12.6 million to $89.0 million as of September 30, 2020 from $101.6 million as of December 31, 2019. The following tables show the composition of the OREO portfolio as of September 30, 2020 and December 31, 2019, as well as the activity of the OREO portfolio by geographic area during the nine-month period ended September 30, 2020:

OREO Composition by Region

(In thousands)	As of September 30, 2020
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$35,279	$1,732	$64	$37,075
Commercial	42,216	3,180	-	45,396
Construction	6,217	361	-	6,578
	$83,712	$5,273	$64	$89,049

(In thousands)	As of December 31, 2019
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$45,890	$1,022	$-	$46,912
Commercial	43,959	3,180	132	47,271
Construction	6,736	707	-	7,443
	$96,585	$4,909	$132	$101,626

OREO Activity by Region

(In thousands)	Nine-month period ended September 30, 2020
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$96,585	$4,909	$132	$101,626
Additions	5,539	859	211	6,609
Sales	(14,889)	(100)	(279)	(15,268)
Write-down adjustments	(3,523)	(395)	-	(3,918)
Ending Balance	$83,712	$5,273	$64	$89,049

Net Charge-offs and Total Credit Losses

Net charge-offs totaled $11.4 million for the third quarter of 2020, or 0.45% of average loans on an annualized basis, compared to $13.8 million, or 0.61% of average loans on an annualized basis, for the third quarter of 2019. For the nine-month period ended September 30, 2020, net charge-offs totaled $38.9 million, or 0.55% of average loans on an annualized basis, compared to $62.5 million, or 0.93% of average loans on an annualized basis for the same period in 2019.

Commercial mortgage loans net charge-offs in the third quarter of 2020 were $3.1 million, or 0.73% of average commercial mortgage loans on an annualized basis, compared to net charge-offs of $0.7 million, or 0.19% of average commercial mortgage loans on an annualized basis for the third quarter of 2019. For the nine-month period ended September 30, 2020, commercial mortgage loans net charge-offs were $3.2 million, or 0.27% of average commercial mortgage loans on an annualized basis, compared to $14.6 million, or an annualized 1.26% of average commercial mortgage loans, for the same period in 2019. Commercial mortgage loans net charge-offs for the third quarter and first nine months of 2020 included a $3.1 million charge-off taken on a restructured commercial mortgage loan in the Puerto Rico region. Commercial mortgage loans net charge-offs for the first nine months of 2019 included an $11.4 million charge-off taken on a commercial mortgage loan in the Florida region in the second quarter of 2019 and a $2.1 million charge-off associated with a split loan restructuring in Puerto Rico in the first quarter of 2019.

Construction loans net recoveries in the third quarter of 2020 were $36 thousand, or 0.08% of average construction loans on an annualized basis, compared to net recoveries of $0.2 million, or 0.81% of average construction loans on an annualized basis, for the same period in 2019. Construction loans net recoveries in the first nine months of 2020 were $6 thousand, or 0.01% of average construction loans on an annualized basis, compared to net recoveries of $0.3 million, or 0.40% of average construction loans on an annualized basis, for the first nine months of 2019.

Commercial and industrial loans net charge offs in the third quarter of 2020 were $70 thousand, or 0.01% of average C&I loans on an annualized basis, compared to net recoveries of $1.4 million, or 0.26% of average C&I loans on an annualized basis, for the same period in 2019. C&I loans net charge-offs in the first nine months of 2020 were $75 thousand, or 0.00% of average C&I loans on an annualized basis, compared to $3.9 million, or 0.23% of average C&I loans on an annualized basis, for the first nine months of 2019. C&I loans net charge-offs for the first nine months of 2019 included a $5.7 million charge-off taken against a C&I loan in the Puerto Rico region, partially offset by a $1.7 million loan loss recovery in the Virgin Islands region recorded in the third quarter of 2019 associated with a commercial and industrial loan fully charged-off in prior periods.

Residential mortgage loans net charge-offs in the third quarter of 2020 were $2.3 million, or 0.29% of average residential loans on an annualized basis, compared to $4.4 million, or 0.58% of average residential loans on an annualized basis, for the third quarter of 2019. Residential mortgage loans net charge-offs in the first nine months of 2020 were $7.9 million, or 0.35% of average residential loans on an annualized basis, compared to $14.1 million, or 0.61% of average residential loans on an annualized basis, for the first nine months of 2019. Approximately $1.2 million in charge-offs for the third quarter of 2020 and $6.0 million for the first nine months of 2020 resulted from valuations of collateral dependent residential mortgage loans given high delinquency levels, compared to $2.6 million and $9.0 million for the comparable periods in 2019. Net charge-offs on residential mortgage loans for the first nine months of 2020 also included $0.4 million and $1.5 million related to foreclosures recorded in the third quarter and first nine months of 2020, respectively, compared to $1.3 million and $4.7 million recorded in the third quarter and first nine months of 2019, respectively.

Net charge-offs of consumer loans and finance leases in the third quarter of 2020 were $6.0 million, or 1.00% of average consumer loans and finance leases on an annualized basis, compared to $10.4 million, or 1.92% of average consumer loans and finance leases on an annualized basis, in the third quarter of 2019. Net charge-offs of consumer loans and finance leases in the first nine months of 2020 were $27.8 million, or 1.59% of average consumer loans and finance leases on an annualized basis, compared to $30.2 million, or 1.95% of average consumer loans and finance leases on an annualized basis, in the first nine months of 2019. The decrease in the third quarter and first nine months of 2020, as compared to the same periods a year ago, reflects, in part, the effect of the deferred repayment arrangements provided to consumer borrowers affected by the COVID-19 pandemic that maintained the delinquency status that existed at the date of the event until the end of the deferral period.

The following table presents annualized net charge-offs (or recoveries) to average loans held-in-portfolio for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Residential mortgage	0.29%	0.58%	0.35%	0.61%
Commercial mortgage	0.73%	0.19%	0.27%	1.26%
Commercial and industrial (1)	0.01%	(0.26)%	-%	0.23%
Construction (2)	(0.08)%	(0.81)%	(0.01)%	(0.40)%
Consumer and finance leases	1.00%	1.92%	1.59%	1.95%
Total loans	0.45%	0.61%	0.55%	0.93%

(1)For the quarter ended September 30, 2019, recoveries in commercial and industrial loans exceeded charge-offs.

(2)For the quarters and nine-month periods ended September 30, 2020 and 2019, recoveries in construction loans exceeded charge-offs.

The following table presents the ratio of annualized net charge-offs (or recoveries) to average loans held in various portfolios by geographic segment for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
PUERTO RICO:
Residential mortgage	0.37%	0.78%	0.46%	0.84%
Commercial mortgage	0.99%	0.31%	0.40%	0.45%
Commercial and Industrial	0.02%	0.07%	0.01%	0.54%
Construction (1)	(0.18)%	(0.15)%	0.09%	0.65%
Consumer and finance leases	0.97%	1.91%	1.58%	1.95%
Total loans	0.57%	0.91%	0.71%	1.05%
VIRGIN ISLANDS:
Residential mortgage	0.25%	0.25%	0.20%	0.12%
Commercial mortgage (2)	(0.23)%	(0.20)%	(0.16)%	(0.26)%
Commercial and Industrial (3)	-%	(6.26)%	-%	(2.13)%
Construction (4)	-%	-%	-%	(0.18)%
Consumer and finance leases	1.20%	1.29%	0.68%	1.18%
Total loans (5)	0.21%	(1.18)%	0.15%	(0.33)%
FLORIDA:
Residential mortgage (6)	-%	(0.01)%	0.01%	(0.02)%
Commercial mortgage (7)	(0.02)%	(0.02)%	(0.01)%	3.40%
Commercial and Industrial	-%	-%	-%	-%
Construction (8)	(0.04)%	(1.30)%	(0.05)%	(1.07)%
Consumer and finance leases	2.66%	2.99%	3.65%	2.57%
Total loans	0.04%	0.03%	0.06%	0.83%

(1)For the quarters ended September 30, 2020 and 2019, recoveries in construction loans in Puerto Rico exceeded charge-offs.

(2)For the quarters and nine-month periods ended September 30, 2020 and 2019, recoveries in commercial mortgage loans in the Virgin Islands exceeded charge-offs.

(3)For the quarter and nine-month period ended September 30, 2019, recoveries in C&I loans in the Virgin Islands exceeded charge-offs.

(4)For the nine-month period ended September 30, 2019, recoveries in construction loans in the Virgin Islands exceeded charge-offs.

(5) For the quarter and nine-month period ended September 30, 2019, recoveries in total loans in the Virgin Islands exceeded charge-offs.

(6)For the quarter and nine-month period ended September 30, 2019, recoveries in residential mortgage loans in Florida exceeded charge-offs.

(7)For the quarters ended September 30, 2020 and 2019, and nine-month period ended September 30, 2020, recoveries in commercial mortgage loans in Florida exceeded charge-offs.

(8)For the quarters and nine-month periods ended September 30, 2020 and 2019, recoveries in construction loans in Florida exceeded charge-offs.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods. Total net charge-offs plus losses on OREO operations for the first nine months of 2020 amounted to $41.9 million, or a loss rate of 0.58% on an annualized basis to average loans and repossessed assets, compared to losses of $73.9 million, or a loss rate of 1.08% on an annualized basis, for the same period in 2019.

The following table presents information about the OREO inventory and credit losses for the periods indicated:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2020	2019	2020	2019
(Dollars in thousands)

OREO
OREO balances, carrying value:
Residential	$37,075	$46,046	$37,075	$46,046
Commercial	45,396	47,914	45,396	47,914
Construction	6,578	9,073	6,578	9,073
Total	$89,049	$103,033	$89,049	$103,033
OREO activity (number of properties):
Beginning property inventory	654	712	697	694
Properties acquired	10	74	116	395
Properties disposed	(86)	(91)	(235)	(394)
Ending property inventory	578	695	578	695
Average holding period (in days)
Residential	560	400	560	400
Commercial	2,059	1,700	2,059	1,700
Construction	2,021	1,554	2,021	1,554
Total average holding period (in days)	1,432	1,106	1,432	1,106
OREO operations gain (loss):
Market adjustments and gains (losses) on sale:
Residential	$(162)	$21	$(1)	$(1,403)
Commercial	(66)	(1,263)	(584)	(4,954)
Construction	(297)	(76)	(509)	(700)
Total gains (losses) on sale	(525)	(1,318)	(1,094)	(7,057)
Other OREO operations expenses	(494)	(1,260)	(1,924)	(4,307)
Net Loss on OREO operations	$(1,019)	$(2,578)	$(3,018)	$(11,364)
(CHARGE-OFFS) RECOVERIES
Residential charge-offs, net	(2,283)	(4,414)	(7,856)	(14,149)
Commercial (charge-offs) recoveries , net	(3,174)	722	(3,238)	(18,447)
Construction recoveries, net	36	211	6	282
Consumer and finance leases charge-offs, net	(5,980)	(10,353)	(27,773)	(30,225)
Total charge-offs, net	(11,401)	(13,834)	(38,861)	(62,539)
TOTAL CREDIT LOSSES (1)	$(12,420)	$(16,412)	$(41,879)	$(73,903)
LOSS RATIO PER CATEGORY (2):
Residential	0.31%	0.57%	0.35%	0.66%
Commercial	0.29%	0.06%	0.12%	0.82%
Construction	0.54%	(0.47)%	0.40%	0.05%
Consumer	1.00%	1.92%	1.59%	1.95%
TOTAL CREDIT LOSS RATIO (3)	0.48%	0.72%	0.58%	1.08%

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. However, the Corporation has diversified its geographical risk, as evidenced by its operations in the Virgin Islands and in Florida. Of the total gross loan portfolio held for investment of $11.8 billion as of September 30, 2020, the Corporation had credit risk of approximately 79% in Puerto Rico, 17% in the United States, and 4% in the Virgin Islands.

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

On August 13, 2020, the PRPB published its macroeconomic projections for fiscal years 2020 and 2021. These projections take into consideration the adverse impact of the COVID-19 pandemic and the related mandatory restrictions, which the PRPB estimated at approximately 8% of GNP. Accordingly, the PRPB decreased its original real GNP growth estimate for fiscal year 2020 from +3.6% to -5.4%. For fiscal year 2021, the PRPB projects a 2.0% decline in real GNP as the economy gradually reopens and the influx of federal disaster relief funds partially mitigates the negative effects of the pandemic.

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

The certified fiscal plan accounts for the impact of federal funds granted through several government programs, including the CARES Act of 2020 and a $787 million local package of direct assistance to workers and businesses (the “Puerto Rico COVID-19 Stimulus Package”), which disbursements are forecasted to occur between fiscal year 2020 and fiscal year 2021. Several U.S. government programs (the principal being the CARES Act of 2020) are estimated to provide aid to Puerto Rico and its residents of approximately $13.9 billion, which are primarily allocated for direct payments to Puerto Rico residents ($3.0 billion), relief to state and local governments ($2.2 billion), additional unemployment benefits ($3.5 billion) and the Paycheck Protection Program ($1.7 billion). According to the certified fiscal plan, funds from the Puerto Rico COVID-19 Stimulus Package are primarily intended to purchase education related materials ($255 million), $126 million in bonus compensation for medical and support staff, $100 million to support municipalities, $100 million to provide direct payments to self-employed individuals, $69 million in bonus compensation for certain public safety employees, and $60 million in direct payments to small businesses. In addition, the certified fiscal plan assumes that, of the $787 million Puerto Rico COVID-19 Stimulus Package, $336 million will be reimbursed from the $2.2 billion of funding allocated to Puerto Rico under the CARES Act. The certified fiscal plan assumes a $750 million working capital fund to address the liquidity constraints associated with the reimbursement nature of disaster relief programs and a parametric insurance coverage required by the U.S. government in case of natural disasters. Similar to previous versions, the certified fiscal plan provides a roadmap for a series of fiscal and structural reforms in areas such as: (i) human capital and labor; (ii) ease of doing business; (iii) power sector reform; and (iv) infrastructure reform, and other fiscal measures; however, the certified fiscal plan provides a one-year delay in most categories of government rightsizing to allow the government to focus its efforts on implementation of efficiency reforms. This pause includes maintaining the subsidies to the University of Puerto Rico and to the municipalities at current fiscal year levels. Furthermore, the 2020 Fiscal Plan includes strategic one-time investments to speed up Puerto Rico’s recovery in light of the natural disasters and COVID-19 by allocating funds to strengthen Puerto Rico’s public healthcare system, human capital, and telecommunications infrastructure.

Despite the overall fiscal and structural reforms, as well as the economic stimulus created by these packages, the certified fiscal plan forecasts a central government pre-contractual debt service deficit starting in fiscal year 2032, six years earlier than the previous certified fiscal plan projection, and a total primary surplus of about $8 billion between fiscal years 2020 and 2032, a 65% reduction when compared to the previous certified fiscal plan figure of $23 billion. However, before measures and structural reforms (i.e., the “baseline forecast”), the certified plan estimates a pre-contractual debt service deficit for all years of the certified fiscal plan. As indicated in the certified fiscal plan, the PROMESA oversight board has paused discussion and implementation of the February 2020 Plan of Adjustment Puerto Rico filed with the Title III Court.

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

In addition to the certified fiscal plan, during June 2020, the PROMESA oversight board certified revised fiscal plans for eighteen instrumentalities, agencies and municipalities, and, where required, budgets. On June 30, 2020, the PROMESA oversight board certified its own $22.2 billion fiscal year 2021 consolidated budget for the Commonwealth of Puerto Rico, which includes $10.4 billion in spending from the General Fund as well as with special revenue and federal funds being allocated.

On June 26, 2020, the PROMESA oversight board certified Amendment No. 4 to HUD’s CDBG-DR Action Plan, which included, among other items, $227.9 million in additional CDBG-DR funds allocated to Puerto Rico for unmet infrastructure needs.

On August 18, 2020, the PROMESA oversight board published a revised Plan of Adjustment proposal that seeks to make the restructuring sustainable and affordable by increasing the amount of cash consideration by nearly $2 billion and reducing the maximum annual debt service to $1.05 billion, reflecting significantly lower longer-term projections. According to a statement dated September 30, 2020, the PROMESA oversight board will update the U.S. District Court for the District of Puerto Rico, which has jurisdiction over the Title III process, in late October regarding the status of negotiations with creditors.

On September 18, 2020, the Federal Government announced two agreements between the Federal Emergency Management Administration (“FEMA”) and the Government of Puerto Rico with regard to approximately $12.8 billion in funding to rebuild Puerto Rico’s electrical grid system and spur recovery of the territory’s education system. Such funding includes a commitment of the Federal Government of $11.6 billion for the projects. Approximately $9.6 billion are expected to allow PREPA to repair and replace thousands of miles of transmission and distribution lines, electrical substations, power generation systems, office buildings, and make other grid improvements. The $2 billion grant for the Puerto Rico Department of Education will focus on restoring school buildings and educational facilities.

On October 6, 2020, the PROMESA oversight board announced the designation of board member David A. Skeel, Jr., as the chairperson of the board effective on October 6, replacing José Carrión III, whose tenure as the Chairperson of the Board and member ended on October 5, 2020. On October 7, 2020, President Donald J. Trump announced his intent to appoint Justin M. Peterson to be a member of the PROMESA oversight board, replacing the previous president-nominated member Judge Arthur J. Gonzalez, whose official term had expired in August 2019 and had been in holdover status since.

Exposure to Puerto Rico Government

As of September 30, 2020, the Corporation had $400.5 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $204.5 million as of December 31, 2019. The direct exposure to the Puerto Rico government as of September 30, 2020 reflects $216.6 million in Puerto Rico government loans and bonds resulting from the BSPR acquisition. As of September 30, 2020, approximately $201.7 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, and $133.8 million consisted of municipal revenue and special obligation bonds. Approximately 70% of the Corporation’s exposure to Puerto Rico municipalities consisted primarily of senior priority obligations concentrated in four of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. During the second quarter of 2019, the PROMESA oversight board announced the designation of the Commonwealth’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, but the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from the COVID-19 pandemic, as well as expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal problems and measures included in fiscal plans of other government entities. In addition to municipalities, the total direct exposure also included $13.8 million in loans to an affiliate of PREPA, $43.2 million in loans to an agency of the Puerto Rico central government, and obligations of the Puerto Rico government, specifically bonds of the PRHFA, at an amortized cost of $8.0 million as part of its available-for-sale investment securities portfolio (fair value of $6.9 million as of September 30, 2020).

The following table details the Corporation’s total direct exposure to Puerto Rico government obligations according to their maturities:

	As of September 30, 2020
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)
Puerto Rico Housing Finance Authority:
After 5 to 10 years	$4,000	$-	$4,000
After 10 years	4,043	-	4,043
Total Puerto Rico Housing Finance Authority	8,043	-	8,043

Puerto Rico Government agencies and public corporations:
Puerto Rico government agencies:
After 1 to 5 years	-	10,158	10,158
After 5 to 10 years	-	33,068	33,068
Total Puerto Rico government agencies	-	43,226	43,226

Affiliate of the Puerto Rico Electric Power Authority:
After 1 to 5 years	-	13,779	13,779
Total Public Corporations	-	13,779	13,779
Total Puerto Rico government agencies and public corporations	-	57,005	57,005
Municipalities:
Due within one year	550	42,487	43,037
After 1 to 5 years	17,203	93,601	110,804
After 5 to 10 years	88,224	10,230	98,454
After 10 years	83,179	-	83,179
Total Municipalities	189,156	146,318	335,474
Total Direct Government Exposure	$197,199	$203,323	$400,522

In addition, as of September 30, 2020, the Corporation had $100.8 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, compared to $106.9 million as of December 31, 2019. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2016, the PRHFA’s mortgage loans insurance program covered loans in an aggregate of approximately $576 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

As of September 30, 2020, the Corporation had $1.7 billion of public sector deposits in Puerto Rico, compared to $826.9 million as of December 31, 2019. Approximately 25% is from municipalities and municipal agencies in Puerto Rico and 7% is from public corporations, the Puerto Rico central government, and U.S. federal government agencies in Puerto Rico.

Exposure to USVI government

The Corporation has operations in the USVI and has credit exposure to USVI government entities.

For many years, the USVI has been experiencing a number of fiscal and economic challenges that have deteriorated the overall financial and economic conditions in the area. According to the United States Bureau of Economic Analysis (“BEA”), real gross domestic product (“GDP”) estimates show that the economy grew by 1.5% in 2018 after contracting at a compounded annual rate of 1.2% between 2012 and 2017. Growth in 2018 was primarily driven by consumer spending, private fixed investment and government spending, reflecting the influx of federal disaster recovery funding in the aftermath of the two major hurricanes in 2017. Although the USVI government expects this expansionary trend to be reflected in the 2019 GDP estimates, the external economic threat posed by the COVID-19 pandemic may adversely affect growth in the remaining months of 2020. Similar to Puerto Rico, the USVI government has been processing stimulus checks and unemployment compensation checks. According to information published by the USVI government, as of October 13, 2020, the government had issued 41,545 unemployment insurance checks and an additional 27,657 Federal Pandemic Unemployment Compensation checks, totaling approximately $74.3 million. In addition, as of October 13, 2020, the Virgin Islands Department of Labor had issued $4.5 million in Pandemic Unemployment Assistance to self-employed individuals. Furthermore, as of August 8, 2020, the government announced that 2,057 applications from Virgin Islands businesses have been approved for the SBA PPP, totaling more than $126.4 million.

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

On September 28, 2020, the Governor of the U.S. Virgin Islands announced that the $1 billion Internal Revenue Matching Fund securitization transaction had been suspended.

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

As of September 30, 2020, the Corporation had $64.0 million in loans to USVI government instrumentalities and public corporations, compared to $64.1 million as of December 31, 2019. Of the amount outstanding as of September 30, 2020, public corporations of the USVI owed approximately $40.8 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of September 30, 2020, all loans were currently performing and up to date on principal and interest payments.

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

BASIS OF PRESENTATION

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under GAAP, which are referred to as non-GAAP financial measures:

1. Net interest income, interest rate spread, and net interest margin excluding the changes in the fair value of derivative instruments and on a tax-equivalent basis are reported in order to provide to investors additional information about the Corporation’s net interest income that management uses and believes should facilitate comparability and analysis of the periods presented. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and tax-exempt loans, on a common basis that facilitates comparison of results to the results of peers. See “Results of Operations - Net Interest Income” above for the table that reconciles the non-GAAP financial measure “net interest income excluding fair value changes and on a tax-equivalent basis” to net interest income calculated and presented in accordance with GAAP. The table also reconciles the non-GAAP financial measures “net interest spread and margin excluding fair value changes and on a tax-equivalent basis” to net interest spread and margin calculated and presented in accordance with GAAP.

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

3. Adjusted provision for credit losses for loans and finance losses to net charge-offs ratio is a non-GAAP financial measure that excludes the effects related to the net loan loss reserve release of $6.4 million for the first nine months of 2019, resulting from revised estimates of the qualitative reserve associated with the effects of Hurricanes Irma and Maria. Management believes that this information helps investors understand the adjusted measure without regard to items that are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts on reported results and facilitates comparisons with other periods. See below for the reconciliation of the GAAP ratio of the provision for credit losses for loans and finance leases to net charge-offs to the Non-GAAP ratio of the adjusted provision for credit losses for loans and finance leases to net charge-offs.

4. ACL for loans and finance leases to adjusted total loans held for investment ratio is a non-GAAP financial measure that excludes SBA PPP loans originated or acquired in the first nine months of 2020 amounting to $453.4 million as of September 30, 2020. Management believes the use of this non-GAAP measure provides additional clarity when assessing the Corporation’s reserve coverage and facilitates comparison with other periods. See below for the reconciliation of the GAAP ratio of ACL for loans and finance leases to total loans held for investment to the Non-GAAP ratio of the ACL for loans and finance leases to adjusted total loans held for investment.

5. Adjusted net income reflects the effect of the following exclusions:

• Gains of $5.3 million and $13.4 million on the sales of U.S. agencies MBS and U.S. Treasury notes recorded in the third quarter and first nine months of 2020, respectively.

• COVID-19 pandemic-related expenses of $1.0 million and $4.3 million in the third quarter and first nine months of 2020, respectively.

• Merger and restructuring costs of $10.4 million and $14.1 million recorded in the third quarter and first nine months of 2020, respectively, related to transaction costs and restructuring initiatives in connection with the acquisition of BSPR.

• The $8.0 million benefit related to the partial reversal of the deferred tax asset valuation allowance recorded during the third quarter of 2020.

• A $0.1 million gain on the repurchase of $0.4 million in TRuPs in the third quarter of 2020 reflected in the statement of income as Gain on early extinguishment of debt.

• Total benefit of $6.2 million recorded in the first nine months of 2020, and $0.4 million and $1.2 million in the third quarter and first nine months of 2019, respectively, resulting from hurricane-related insurance recoveries.

• Net loan loss reserve release of $6.4 million for the first nine months of 2019 resulting from revised estimates of the hurricane-related qualitative reserves.

• The $2.3 million expense recovery recognized in the first quarter of 2019 related to the employee retention benefit payment received by the Bank under the Disaster Tax Relief and Airport Extension Act of 2017, as amended.

• The $3.0 million accelerated discount accretion resulting from the early payoff of an acquired commercial mortgage loan in the third quarter of 2019.

• The tax-related effects of all the pre-tax items mentioned in the above bullets as follows:

- Tax benefit of $0.4 million and $1.6 million in the third quarter and first nine months of 2020, respectively, in connection with the COVID-19 pandemic-related expenses (calculated based on the statutory tax rate of 37.5%).

- Tax benefit of $3.9 million and $5.3 million in the third quarter and first nine months of 2020, respectively, and $0.2 million in the third quarter of 2019 related to merger and restructuring costs in connection with the acquisition of BSPR (calculated based on the statutory tax rate of 37.5%).

- Tax expense of $2.3 million in the first nine months of 2020, and $0.1 million and $0.4 million in the third quarter and first nine months of 2019, respectively, related to the benefit of hurricane-related insurance recoveries (calculated based on the statutory tax rate of 37.5%).

- Tax expense of $2.4 million in the first nine months of 2019 related to reserve releases associated with the hurricane-related qualitative reserve (calculated based on the statutory tax rate of 37.5%).

- Tax expense of $1.1 million in the third quarter and first nine months of 2019 related to the accelerated discount accretion from the payoff of an acquired commercial mortgage loan (calculated based on the statutory tax rate of 37.5%).

- No tax expense was recorded for the gain on sales of U.S. agencies MBS and U.S. Treasury Notes in the third quarter and first nine months of 2020. Those sales consisted of tax-exempt securities or were recorded at the tax-exempt international banking entity subsidiary level.

- The gain realized on the repurchase of TRuPs in the third quarter of 2020 recorded at the holding company level had no effect on the income tax expense in 2020.

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

See “Overview of Results of Operations” above for the reconciliation of the non-GAAP financial measure “adjusted net income” to the GAAP financial measure. The following tables reconcile the “ACL for loans and finance leases to total loans held for investment ratio,” the GAAP financial measure, to the non-GAAP financial measure “ACL for loans and finance leases to adjusted total loans held for investment ratio,” as of September 30, 2020, and the “provision for credit losses for loans and finance leases to net charge-offs ratio,” the GAAP financial measure, to the non-GAAP financial measure “adjusted provision for credit losses for loans and finance leases to net charge-offs ratio,” for the first nine months of 2019:

	Allowance for Credit Losses for Loans and Finance Leases
	to Loans Held for Investment
	(GAAP to Non-GAAP reconciliation)
	As of September 30, 2020
	Allowance for Credit Losses for	Loans Held For Investment
	Loans and Finance Leases
(In thousands)
Allowance for credit losses for loans and finance leases and loans held for investment (GAAP)	$384,718	$11,847,275
Less:
SBA PPP loans	-	453,358
Allowance for credit losses for loans and finance leases and adjusted loans held for investment,
excluding SBA PPP loans (Non-GAAP)	$384,718	$11,393,917

Allowance for credit losses for loans and finance leases to loans held for investment (GAAP)	3.25%
Allowance for credit losses for loans and finance leases to adjusted loans held for investment,
excluding SBA PPP loans (Non-GAAP)	3.38%

	Provision for Credit Losses for Loans and Finance
	Leases to Net Charge-Offs
	(GAAP to Non-GAAP reconciliation)
	Nine-Month Period Ended
	September 30, 2019
	Provision for Credit Losses	Net Charge-Offs
	for Loans and Finance Leases
(In thousands)
Provision for credit losses for loans and finance leases and net charge-offs (GAAP)	$31,752	$62,539
Less Special items:
Hurricane-related qualitative reserve release	6,425	-
Provision for credit losses for loans and finance leases and net charge-offs,
excluding special items (Non-GAAP)	$38,177	$62,539

Provision for credit losses and loans and finance leases to net charge-offs (GAAP)	50.77%
Provision for credit losses for loans and finance leases to net charge-offs,
excluding special items (Non-GAAP)	61.05%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in Part I – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on this evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that, other than as explained below, the design and operation of these disclosure controls and procedures were effective.

Internal Control over Financial Reporting

Other than as explained below, there have been no changes to the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Effective September 1, 2020, the Corporation completed the acquisition of Banco Santander Puerto Rico (“BSPR”). As permitted by Securities and Exchange Commission rules, we have elected to exclude the internal control over financial reporting of BSPR from the evaluation of the effectiveness of First BanCorp’s disclosure controls and procedures as of the end of the period covered by this report because of the timing of the completion of the acquisition. As a result of the BSPR acquisition, First BanCorp is evaluating changes to processes, information technology systems, and other components of internal control in financial reporting as part of its integration of BSPR into the Corporation’s internal control over financial reporting process.

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

CYBERSECURITY

Our operational or security systems or infrastructure, or those of third parties, could fail or be breached, as occured in the recent cybersecurity incident we experienced on October 23, 2020. Any such future incidents, could potentially disrupt our business and adversely impact our results of operations, liquidity, and financial condition, as well as cause legal or reputational harm.

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

For example, our ability to conduct business may be adversely affected by any significant disruptions to us or to third parties with whom we interact or upon whom we rely. In addition, our ability to implement backup systems and other safeguards with respect to third-party systems is more limited than with respect to our own systems. In addition, our financial, accounting, data processing, backup, or other operating or security systems and infrastructure may fail to operate properly or become disabled, damaged or otherwise compromised as a result of a number of factors, including events that are wholly or partially beyond our control. Such events could adversely affect our ability to process transactions or provide services or could result in the misuse of customer data. These events may include sudden increases in customer transaction volume; electrical, telecommunications, or other major physical infrastructure outages; natural disasters such as earthquakes, hurricanes, and floods; disease pandemics; cyber-attacks; and events arising from local or larger scale political or social matters.

In any of such situations, we may need to take our systems offline if they become infected with malware or a computer virus or as a result of another form of cyberattack. For example, on October 23, 2020, we experienced a cybersecurity incident that affected certain of the Corporation’s service channels. In response, the Corporation temporarily limited certain bank services as a preventive action to protect its information and that of its customers. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and other risk factors herein for additional information regarding the cybersecurity incident and the associated risks. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and some data might not have been saved to backup systems, potentially resulting in a temporary or permanent loss of such data.

We frequently update our systems to support our operations and growth and to remain compliant with applicable laws, rules, and regulations. Further, in observance of updated network security practices, we review and strengthen our security systems in response to any cyber incident. Such strengthening entails significant costs and risks associated with implementing new systems and integrating them with existing ones, including potential business interruptions. Even though, there is a risk that this strengthening may not be one-hundred percent effective. Implementation and testing of controls related to our computer systems, security monitoring, and retaining and training personnel required to operate our systems also entail significant costs. Such operational risk exposures could adversely impact our operations, liquidity, and financial condition, as well as cause reputational harm. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

Further, third parties perform key aspects of our business operations, such as data processing, information security, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While we believe that we have selected these third-party vendors carefully, we do not control their actions. Any significant problems caused by these third parties could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. For example, adverse impacts may arise from a vendor’s failure to: maintain consistently available communication systems, handle current or higher volumes, provide services for any reason, or notify us of a reportable event. A vendor’s poor performance of services may also impact operations. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an inherent risk to our business operations.

Cyber-attacks, system risks and data protection breaches could present significant reputational, legal and regulatory costs.

Information security risks for financial institutions have significantly increased in recent years, especially given the increasing sophistication and activities of organized computer criminals, hackers, and terrorists and our expansion of online customer services to better meet our customer’s needs. These threats may derive from fraud or malice on the part of our employees or third-party providers, or may result from human error or accidental technological failure. These threats include cyber-attacks, such as computer viruses, malicious code, phishing attacks or information security breaches and could lead to the misappropriation of consumer account and other information.

On October 23, 2020, we experienced a cybersecurity incident that affected certain of the Corporation’s service channels. As a result of the incident and the security protocols that we activated to protect the Corporation’s information and that of its customers, certain bank services were temporarily interrupted for our customers. While we believe that the incident has been contained, we have found no evidence of misuse of data thus far in our investigation, and we do not expect the incident to have a material impact on our business, operations or financial condition, there can be no guarantee that the significance of the incident is not greater than our current expectations or that we will not experience material adverse effects, such as loss of customer confidence, further disruptions in our operations, or remediation, compliance or legal costs.

We have a robust and thorough Information Security Program that continuously monitors cyber-related risks and ultimately ensures protection for the processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks. Furthermore, a formal vendor management program is in place to oversee third-party and vendor risks. The Corporation’s system of internal controls also incorporates an organization-wide protocol for the appropriate reporting and escalation of information security matters to management and the Corporation’s Board of Directors, to ensure effective and efficient resolution and, if necessary, disclosure of any matters. The Corporation’s Board of Directors is actively engaged in the oversight of the Corporation’s continuous efforts to reinforce and enhance its operational resilience.

Although the Corporation is still in the early stage of investigating the incident, to date, we have no evidence that there has been any misuse of data and we do not expect the incident to have a material impact on the Corporation’s business, operations or financial condition. However, future attacks or breaches could lead to security breaches of the networks, systems or devices that our customers use to access our integrated products and services, which, in turn, could result in the unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information) or data security compromises.

A successful penetration or circumvention of our system security, such as from the incident we recently experienced, could cause us serious negative consequences. These include the following potential future risks: loss of customers and business opportunities; costs associated with maintaining business relationships after an attack or breach; business or operational disruption; disruptions of new business opportunities; misappropriation, exposure, or destruction of our confidential information, intellectual property, funds, and/or those of our customers; and damage to our or our customers’ and/or third parties’ computers or systems. In addition, these adverse consequences could result in the following legal risks: a violation of applicable privacy laws and other laws; litigation exposure; regulatory fines, penalties or intervention; loss of confidence in our security measures; reputational damage; reimbursement or other compensatory costs; and additional compliance costs.

Any of these adverse consequences could adversely impact our results of operations, liquidity and financial condition. In addition, the Corporation carries insurance, including cyber insurance, which it believes to be commensurate with its size and the nature of its operations. Despite our current evaluation and preparation, we may not have adequate insurance coverage to compensate for losses arising from the recent cybersecurity incident that we experienced or from a future cybersecurity event.

THE BANCO SANTANDER PUERTO RICO (“BSPR”) ACQUISITION

We may not be able to realize the anticipated benefits of the BSPR Acquisition.

Our future growth and profitability depend, in part, on the ability to successfully manage the operations we acquired in the BSPR acquisition as well as our legacy operations. The success of the BSPR Acquisition will depend on, among other things, our ability to assess the quality of assets acquired, to realize anticipated cost savings and to integrate the acquired companies in a manner that permits growth opportunities and does not materially disrupt our or the acquired business’s existing customer relationships or result in decreased revenue resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the BSPR Acquisition may not be realized fully or at all or may take longer to realize than expected.

Loans that we acquired in the BSPR Transaction may be subject to greater than anticipated impairment.

We have made fair value estimates of certain assets and liabilities in recording the BSPR Acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in us not achieving the anticipated benefits of the BSPR Acquisition. In addition, BSPR’s loan scoring system was different than ours, and as we continue to evaluate their loan portfolio using our systems, we may have to make additional adjustments.

Given the economic conditions in Puerto Rico, we may continue to experience increased credit costs or need to take greater than anticipated markdowns and make greater than anticipated provisions to increase the allowances for loan losses on the loans acquired that could adversely affect our financial condition and results of operations in the future.

We may not be able to integrate BSPR’s business into our operations.

The successful integration of BSPR banking operations and our future growth and profitability depend on our ability to successfully integrate BSPR’s operations with ours. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls and policies, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect our operations or results. The loss of key employees in connection with this acquisition could adversely affect our ability to successfully conduct the combined operations. There can be no assurance that any of these executives will choose to continue working with us, or if they do, that we will be able to successfully integrate these executives as part of our management team in the combined business.

The BSPR Acquisition may result in business disruptions that cause us to lose customers or cause customers to move their accounts or business to competing financial institutions. It is possible that the integration process related to the acquisition could disrupt our ongoing business or result in inconsistencies in customer service that could adversely affect our ability to maintain relationships with clients, customers, depositors and employees. Our inability to overcome these risks could have a material adverse effect on our business or financial condition, results of operations and future prospects. There is no assurance that our integration efforts will not result in other unanticipated costs.

We have incurred and expect to incur additional significant costs related to the BSPR Acquisition.

We have incurred and expect to incur certain one-time restructuring charges in connection with the BSPR Acquisition. The substantial majority of non-recurring expenses resulting from the BSPR Acquisition have consisted or and will continue to consist of transaction costs related to the acquisition, financing arrangements and employment-related costs. We also will incur transaction fees and costs related to formulating and implementing integration plans. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the business integration of the two groups of companies. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies or synergies related to the integration of the businesses should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

THE COVID-19 PANDEMIC

The currently evolving situation related to the coronavirus disease (COVID-19) pandemic has had a material adverse effect and may continue to have a materially adverse effect on the Corporation’s business, financial condition and results of operations.

On March 11, 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and, since then, COVID-19 has spread widely to many countries and caused significant disruption in economic activity, including in the markets in which the Corporation operates. In response to the COVID-19 pandemic, Puerto Rico’s Governor has issued several executive orders including, among other things, a stay-at-home mandate on March 15, 2020, which was subsequently extended until June 15, 2020, the lockdown of non-essential businesses, nightly curfew, use of protective equipment, such as face masks, maintenance of a distance of at least six feet between citizens and limitations for travelers entering Puerto Rico. On May 4, 2020, the Puerto Rico government began to implement a gradual reopening plan. While substantially all parts of the economy of Puerto Rico have reopened, guidelines continue to affect how individuals interact and how businesses and government operate and, the operations and financial results of the Corporation have been and could continue to be adversely affected.

The Corporation’s businesses in the other jurisdictions in which it operates have also been adversely affected by the COVID-19 pandemic. On March 26, 2020, Florida’s Governor issued a stay-at-home order, and the state began to reopen essential operations through a phase-in process on May 4, 2020. On September 25, 2020, the state of Florida entered phase 3 of the reopening process that essentially lifted all COVID-19 restrictions on restaurants and other businesses across the state. Additionally, in the U.S. Virgin Islands, the government issued a stay-at-home order on March 23, 2020, which was subsequently extended until May 3, 2020. The U.S. Virgin Islands tourism-based economy reopened on June 1, 2020 but closed its borders once again on August 19, 2020 and reinstated stay-at-home orders for locals after a surge in COVID-19 cases. After cases decreased, the USVI reopened for tourism once again on September 19, 2020, with entry testing requirements expanded to include all travelers of five years and older. The Corporation’s operations in the Florida and Virgin Islands regions have been and could continue to be adversely affected by the COVID-19 pandemic.

Financial results for the nine-month period ended September 30, 2020 were adversely affected by, among other things, a $163.3 provision for credit losses. While the Day 1 reserves required for non-PCD loans acquired in the BSPR acquisition amounted to $38.9 million, the remaining charges to the provision were largely related to the effect of the COVID-19 pandemic on forecasted economic and market conditions. In addition, the various stay-at-home and lockdown orders have resulted in reductions in the Corporation’s transaction fee income, such as that from credit and debit cards, automated teller machines, and point-of-sale transactions, and an increase in deposit balances resulting from stimulus benefits received by customers, which requires the Corporation to maintain higher liquidity levels. Further, the situation required the Corporation to implement payment deferral programs to alleviate the hardships being experienced by the Corporation’s borrowers during the COVID-19 pandemic.

In light of the effects of the COVID-19 pandemic on the economy and market conditions, the U.S. government and local governments have enacted stimulus packages and other programs and forms of relief, such as the Paycheck Protection Program established by the CARES Act of 2020. It is possible that governments, regulatory authorities and central banks will implement additional stimulus packages or other programs or forms of relief. Loans that the Corporation grants under the SBA PPP established by the CARES Act are at below market interest rates, contributing to a reduction in the Corporation’s net interest margin. There can be no guarantee of the effect that existing or any future such regulatory actions will have on the Corporation, its customers or the economy. The Corporation’s participation in the SBA PPP and any other such programs or stimulus packages may give rise to claims, including by governments, regulators or customers or through class action lawsuits, or judgments against the Corporation that may result in the payment of damages or the imposition of fines, penalties or restrictions by regulatory authorities, or result in reputational harm. The occurrence of any of the foregoing could have a material adverse effect on the Corporation’s results of operations or financial condition.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable.

b) Not applicable.

c) Purchase of equity securities by the issuer and affiliated purchases. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the third quarter of 2020.

Maximum
			Total Number of	Number of Shares
			Shares Purchased	That May Yet be
		Average	as Part of Publicly	Purchased Under
	Total number of	Price	Announced Plans	These Plans or
Period	shares purchased (1)	Paid	Or Programs	Programs

July 2020	-	$-	-	-
August 2020	-	-	-	-
September 2020	1,529	5.22	-	-
Total	1,529	$5.22	-	-

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

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein:

Exhibit Index

2.1

Amendment No. 1 to the Stock Purchase Agreement, dated as of September 1, 2020, by and among Santander Holdings USA, Inc., FirstBank Puerto Rico, and, solely for the purpose set forth therein, First BanCorp. (1)

10.1	Offer Letter between First BanCorp and Felix M. Villamil, dated October 30, 2020, incorporated by reference from Exhibit 10.1 of the Form 8-k filed on November 5, 2020.
31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
101.INS	XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document. (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)
104	The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments) (2)

(1)	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: November 9, 2020	By: /s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: November 9, 2020	By: /s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer