Form 10-K
period 2020-12-31
FIRST BANCORP /PR/
filed 2021-03-01
CIK 1057706

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2020 (the last trading day of the registrant’s most recently completed second fiscal quarter) was $1,173,527,344 based on the closing price of $5.59 per share of the registrant’s common stock on the New York Stock Exchange on June 30, 2020. The registrant had no nonvoting common equity outstanding as of June 30, 2020. For the purposes of the foregoing calculation only, the registrant has defined affiliates to include (a) the executive officers named in Part III of this Annual Report on Form 10-K; (b) all directors of the registrant; and (c) each shareholder, including the registrant’s employee benefit plans but excluding shareholders that file on Schedule 13G, known to the registrant to be the beneficial owner of 5% or more of the outstanding shares of common stock of the registrant as of June 30, 2020. The registrant’s response to this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 218,228,695 shares as of February 12, 2021.

Documents incorporated by reference: Portions of the definitive proxy statement relating to the registrant’s annual meeting of stockholders scheduled to be held on May 21, 2021 are incorporated by reference in response to items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

FIRST BANCORP.

2020 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I
PART II
PART III
PART IV
Item 15.	Exhibits, Financial Statement Schedules	321
Item 16.	Form 10-K Summary	321
Exhibit Index
SIGNATURES

Forward-Looking Statements

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

Factors that could cause results to differ from those expressed in the Corporation’s forward-looking statements include, but are not limited to, risks described or referenced below in “Risk Factors Summary” and in Part I, Item 1A, “Risk Factors,” and the following:

• uncertainties relating to the impact of the COVID-19 pandemic, including recent increases in, and any additional waves of, COVID-19 cases, new variants of the virus, and the availability and efficacy of a vaccine and treatments for the disease, on the Corporation’s business, operations, employees, credit quality, financial condition and net income, including because of uncertainties as to the extent and duration of the pandemic and the impact of the pandemic on consumer spending, borrowing and saving habits, the underemployment and unemployment rates, which can adversely affect repayment patterns, the Puerto Rico economy and the global economy, as well as the risk that COVID-19 may exacerbate any other factor that could cause our actual results to differ materially from those expressed in or implied by any forward-looking statements;

• the success of our preventative actions to protect the Corporation’s information and that of its customers in response to the cyber incident that we recently experienced, including the integrity of our data and data security systems, increased mitigation costs or an adverse effect on our reputation;

• risks related to the effect on the Corporation and its customers of governmental, regulatory, or central bank responses to COVID-19 and the Corporation’s participation in any such responses or programs, such as the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act of 2020”), including any judgments, claims, damages, penalties, fines or reputational damage resulting from claims or challenges against the Corporation by governments, regulators, customers or otherwise, relating to the Corporation’s participation in any such responses or programs;

• risks, uncertainties and other factors related to the Corporation’s recent acquisition of BSPR, including the risk that costs, expenses, and the use of resources associated with the acquisition may be higher than expected, the risks that the Corporation’s integration of procedures, personnel and systems, such as the Corporation’s internal control over financial reporting, of BSPR into FirstBank are not effective, thus risking the economic success resulting from the transaction and the risk that the Corporation may not realize, either fully or on a timely basis, the cost savings and any other synergies from the acquisition that the Corporation expected, such as because of deposit attrition, customer loss and/or revenue loss following the acquisition, including because of the impact of the COVID-19 pandemic on customers;

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

• changes in economic and business conditions, including those caused by the COVID-19 pandemic, or other global or regional health crises as well as past or future natural disasters, that directly or indirectly affect the financial health of the Corporation’s customer base in the geographic areas we serve and may result in increased costs or losses of property and equipment and other assets;

• the impact that a slowing economy and the increased unemployment or underemployment may have on the performance of our loan and lease portfolio, the market price of our investment securities, the availability of sources of funding and the demand for our products;

• uncertainty as to the availability of certain funding sources, such as brokered certificates of deposit (“brokered CDs”);

• the effect of deteriorating economic conditions in the real estate markets and the consumer and commercial sectors, which may be exacerbated by unemployment and underemployment and government restrictions imposed as a result of the COVID-19 pandemic, and their impact on the credit quality of the Corporation’s loans and other assets, which have contributed and may continue to contribute to, among other things, higher than targeted levels of non-performing assets, charge-offs and provisions for credit losses, and may subject the Corporation to further risk from loan defaults and foreclosures;

• the impact of changes in accounting standards or assumptions in applying those standards, including the impact of the COVID-19 pandemic on forecasted economic variables considered for the determination of the allowance for credit losses (“ACL”) required by the current expected credit losses (“CECL”) accounting standard effective since January 1, 2020;

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

• the risk that additional portions of the unrealized losses in the Corporation’s investment portfolio are determined to be credit-related, including additional charges to the provision for credit losses on the Corporation’s remaining $4.0 million exposure to the Puerto Rico government’s debt securities held as part of the available-for-sale securities portfolio;

• uncertainty about legislative, tax or regulatory changes that affect financial services companies in Puerto Rico, the U.S. and the USVI and BVI, including as a result of the change in the political landscape resulting from the 2020 elections in the U.S. and Puerto Rico, which could affect the Corporation’s financial condition or performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

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

• the Corporation’s ability to identify and prevent cyber-security incidents, such as data security breaches, malware, “denial of service” attacks, “hacking” and identity theft, a failure of which resulted in a recent cyber incident, and the occurrence of any of which may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses or an adverse effect to our reputation;

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

• the effect of changes in the interest rate environment, including as a result of the impact of the COVID-19 pandemic, on the global economy, on the Corporation’s businesses, business practices and results of operations;

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

Risk Factors Summary

We are subject to a variety of risks and uncertainties. The following is a summary of the principal risks that we deem material to an investment in our securities, all of which are more fully described in Part I, Item 1A, “Risk Factors” below.

Risks Related to the Banco Santander Puerto Rico (“BSPR”) Acquisition (the “BSPR Acquisition”)

• We may not be able to realize the anticipated benefits of the BSPR Acquisition.

• Loans that we acquired in the BSPR Acquisition may be subject to greater than anticipated impairment.

• Our inability to fully integrate BSPR’s business into our operations could adversely affect our operations or results.

• We have incurred and expect to incur additional significant costs related to the BSPR Acquisition.

Risks Relating to the Corporation’s Business

• Our level of non-performing assets may adversely affect our future results from operations.

• Certain funding sources may not be available to us and our funding sources may prove insufficient and/or costly to replace.

• We depend on cash dividends from FirstBank to meet our cash obligations.

• Our ACL may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital ratios, financial condition and results of operations.

• The Corporation’s force-placed insurance policies could be disputed by the customer.

• If all or a significant portion of the unrealized losses in our investment securities portfolio on our consolidated statement of financial condition is determined to be related to credit factors, we would recognize a material charge to our earnings and our capital ratios would be adversely affected.

• Downgrades in our credit ratings could further increase the cost of borrowing funds.

• Defective and repurchased loans may harm our business and financial condition.

• Our controls and procedures may fail or be circumvented, our risk management policies and procedures may be inadequate and operational risks could adversely affect our consolidated results of operations.

• Our businesses may be adversely affected by litigation.

• Our businesses may be negatively affected by adverse publicity or other reputational harm.

• Changes in accounting standards issued by the Financial Accounting Standards Board may adversely affect our financial statements.

• Any impairment of our goodwill or other intangible assets may adversely affect our operating results.

• Recognition of deferred tax assets is dependent upon the generation of future taxable income by the Bank.

• The Corporation’s judgments regarding tax accounting policies and the resolution of tax disputes may impact the Corporation’s earnings and cash flow.

• Changes in the tax laws of multiple jurisdictions can materially affect our operations, tax obligations and effective tax rate.

• Our ability to use our net operating loss (“NOL") carryforwards may be limited.

Risks Relating to Technology and Cybersecurity

• We must respond to rapid technological changes, and these changes may be more difficult or expensive than anticipated.

• Our operational or security systems or infrastructure, or those of third parties, could fail or be breached, as occurred in the recent cybersecurity incident we experienced on October 23, 2020. Such failures or breaches could adversely affect us.

• Cyber-attacks, system risks and data protection breaches could present significant reputational, legal and regulatory costs.

Risks Relating to the Business Environment and Our Industry

• The currently evolving situation related to the coronavirus disease (COVID-19) pandemic has had a material adverse effect and may continue to have a materially adverse effect on the Corporation’s business, financial condition and results of operations.

• The Corporation’s credit quality and the value of our portfolio of Puerto Rico government securities has been and in the future may be adversely affected by Puerto Rico’s economic condition, and may be affected by actions taken by the Puerto Rico government or the PROMESA oversight board to address the ongoing fiscal and economic challenges in Puerto Rico.

• Difficult market conditions have affected the financial industry and may adversely affect us in the future.

• Continuation of the economic slowdown and decline in the U.S. Virgin Islands could continue to harm our results of operations.

• Credit quality may result in additional losses.

• Changes in collateral values of properties located in stagnant or distressed economies may require increased reserves.

• Interest rate shifts, such as increases in interest rates, may reduce demand for mortgage and other loans and reduce net interest income.

• Accelerated prepayments may adversely affect net interest income.

• The discontinuation of LIBOR after 2021 could adversely affect the interest rates we pay or receive, could prompt regulatory questions, result in costly disputes about relevant alternative interest rates and require costly systems and analytics changes.

• The failure of other financial institutions could adversely affect us.

Risk Relating to the Regulation of Our Industry

• We are subject to certain regulatory restrictions that may adversely affect our operations.

• Our compensation practices are subject to oversight by the Federal Reserve Board and the FDIC. Any deficiencies in our compensation practices may be incorporated into our supervisory ratings, which can affect our ability to make acquisitions or perform other actions. In addition, the regulation of our compensation practices may change in the future.

• The recent change in administration and control of the U.S. Senate may cause regulatory uncertainty that may adversely affect our business, financial condition and results of operations.

• We are subject to regulatory capital adequacy guidelines, and, if we fail to meet these guidelines, our business and financial condition will be adversely affected.

• Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

• We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

• We face a risk of noncompliance and enforcement action related to the Bank Secrecy Act and other anti-money laundering statutes and regulations.

PART I

Item 1. Business

GENERAL

First BanCorp. is a publicly owned financial holding company that is subject to regulation, supervision and examination by the Federal Reserve Board. The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico to serve as the bank holding company for FirstBank. The Corporation is a full-service provider of financial services and products with operations in Puerto Rico, the U.S., the USVI and the BVI. As of December 31, 2020, the Corporation had total assets of $18.8 billion, total deposits of $15.3 billion, and total stockholders’ equity of $2.3 billion.

The Corporation provides a wide range of financial services for retail, commercial and institutional clients. The Corporation has two wholly-owned subsidiaries: FirstBank and FirstBank Insurance Agency, Inc. (“FirstBank Insurance Agency”). FirstBank is a Puerto Rico-chartered commercial bank, and FirstBank Insurance Agency is a Puerto Rico-chartered insurance agency.

FirstBank is subject to the supervision, examination and regulation of both the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCIF”) and the FDIC. Deposits are insured through the FDIC Deposit Insurance Fund (the “DIF”). In addition, within FirstBank, the Bank’s USVI operations are subject to regulation and examination by the United States Virgin Islands Banking Board; its BVI operations are subject to regulation by the British Virgin Islands Financial Services Commission; and its operations in the state of Florida are subject to regulation and examination by the Florida Office of Financial Regulation. The Consumer Financial Protection Bureau (“CFPB”) regulates FirstBank’s consumer financial products and services. FirstBank Insurance Agency is subject to the supervision, examination and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico and the Division of Banking and Insurance Financial Regulation in the USVI.

FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 73 banking branches in Puerto Rico, 11 banking branches in the USVI and the BVI, and 10 banking branches in the state of Florida (USA). FirstBank has 5 wholly owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with 28 offices in Puerto Rico; First Management of Puerto Rico, a Puerto Rico corporation, which holds tax-exempt assets; FirstBank Overseas Corporation, an international banking entity (an “IBE”) organized under the International Banking Entity Act of Puerto Rico; and two other dormant companies formerly engaged in the operation of certain other real estate owned (“OREO”) properties.

SIGNIFICANT EVENTS SINCE THE BEGINNING OF 2020

Acquisition of Banco Santander Puerto Rico (“BSPR”)

Effective as of September 1, 2020, the Corporation completed its previously announced acquisition of Santander Bancorp, a wholly-owned subsidiary of Santander Holdings USA, Inc. and the holding company of Banco Santander Puerto Rico (“BSPR”), pursuant to a stock purchase agreement dated as of October 21, 2019, by and among FirstBank and Santander Holdings USA, Inc. (the “Stock Purchase Agreement”). Pursuant to the terms of the Stock Purchase Agreement and, in consideration for the acquisition, the Corporation paid cash in an amount of approximately $1.3 billion for all of the issued and outstanding common stock of Santander Bancorp, the sole shareholder of BSPR. BSPR operated 27 banking branches in Puerto Rico. As a result of the acquisition, the Corporation expanded its presence in Puerto Rico, with a growth of over 30% in our customer base, to approximately 675,000 banking customers, increased its operational scale and strengthened its competitiveness in consumer, commercial, business banking, and residential lending. The acquisition also allowed the Corporation to increase its deposit base at a lower cost, which enhanced FirstBank’s funding and risk profile.

At acquisition, including measurement period adjustments, the estimated fair value of assets acquired and liabilities assumed primarily consisted of the following:

• $2.5 billion of loans

• $1.7 billion of cash and cash equivalents

• $1.2 billion of investment securities

• $35.4 million of core deposit intangible

• $3.8 million of purchased credit card relationship intangible

• $4.2 billion of deposits

As part of the conditions to close, Santander Holdings USA, Inc. agreed to sell or otherwise transfer to Santander Holdings USA, Inc., any of its affiliates or any other third party (other than BSPR) (i) all non-performing assets (along with all collateral and rights to collection related thereto) of BSPR, and (ii) Santander Asset Management, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico and a direct wholly-owned subsidiary of Santander Bancorp.

The Corporation continues to make progress in integration activities, with the mortgage banking systems and insurance business integration completed early in the fourth quarter of 2020, and the conversion of the commercial business systems completed in February 2021. The Corporation is on track to convert various other platforms and currently expects completion of all of the system conversions by the end of the summer of 2021. In addition, the Corporation expects to consolidate 9 to 10 banking branches during 2021.

The Corporation is also making progress in reducing personnel expense and service contract expenses and completing other business rationalization activities. The total amount of merger and restructuring costs related to the BSPR acquisition is estimated to be approximately $65 million. Cumulative merger and restructuring expenses of $37.9 million have been incurred through December 31, 2020, of which $26.5 million was incurred during the year ended December 31, 2020 and $11.4 million was incurred during the year ended December 31, 2019. The Corporation anticipates that most of the remainder of the estimated expenses will be incurred in the first half of 2021. The Corporation also estimates that the combined entities will achieve total annual pre-tax savings of approximately $47 million, which are expected to be fully realized during 2022.

For additional information about the acquisition of BSPR, please see Note 2 – Business Combination, to the audited consolidated financial statements included in Item 8 of this Form 10-K for additional information.

COVID-19 Pandemic

On March 11, 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and, since then, COVID-19 has spread widely to many countries and caused significant disruption in economic activity, including in the markets in which the Corporation operates. Both the extensiveness of the pandemic itself, as well as the measures taken to mitigate the virus' spread globally, are unprecedented in modern times and their effects continue to be pervasive. While vaccination efforts have begun, in many geographic locations, the virus continues to spread and new variants of the virus have emerged. Accordingly, nearly a year after the initial identification of the threat, all of the direct and indirect consequences and implications of COVID-19 and measures to mitigate its spread continue to be unknow and may not emerge for some time.

In response to the COVID-19 pandemic, Puerto Rico’s government as well as governments in the other jurisdictions in which the Corporation operates have issued several orders including, among other things, stay-at-home orders, the lockdown of nonessential businesses and nightly curfews. In Puerto Rico, the stay-at-home mandate and the lockdown of non-essential businesses was implemented on March 15, 2020. On May 4, 2020, the Puerto Rico government began to implement a gradual reopening plan. While the economy of Puerto Rico has reopened, guidelines continue to affect how individuals interact and how businesses and the government operate and the operations and financial results of the Corporation have been and could continue to be adversely affected by the COVID-19 pandemic. The most recent orders in Puerto Rico have loosened several COVID-19 restrictions, including shortening the nightly curfew, which is now from midnight to 5 a.m., expanding the permitted operating hours for businesses to until 11 p.m., and increasing the capacity limit of businesses to operate to 50%, with the exception of restaurants, which continues to operate with a 30% capacity limit. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Events” of this Form 10-K for additional information about responses by governments in the other jurisdictions where the Corporation operates.

The Corporation was able to quickly execute multiple initiatives to adjust its operations to protect the health and safety of its employees and clients, while maintaining operational capabilities. The Corporation expanded remote-access availability to ensure that a greater number of employees have the capability to work from home or other remote locations without adversely affecting customer service. The Corporation also enhanced client awareness of its digital banking offerings to ensure that it continues to provide a superior level of customer service. During 2020, digital monetary transactions in our platforms increased over 55%, when compared to the prior year, and the number of the Corporation’s digital banking registered users increased by 45% since the beginning of the year. The Bank’s branches remained open with reduced office hours at the beginning of the crisis and are now operating in Puerto Rico from 8:30 a.m. until 4:30 p.m. on weekdays and 1:00 p.m. on Saturdays and following various government directives regarding social distancing and use of personal protective equipment.

Governments globally intervened with fiscal policies to mitigate the impact, including through the CARES Act of 2020 in the United States, which was intended to provide economic relief to businesses and individuals. Some of the provisions of the CARES Act of 2020 improved the ability of impacted borrowers, including Puerto Rico residents, to repay their loans, including by providing direct cash payments to eligible taxpayers below specified income limits, expanded unemployment insurance benefits and eligibility, and relief designed to prevent layoffs and business closures.

The Corporation supports its customers through various mechanisms including, but not limited, to:

Small Business Administration’s Paycheck Protection Program (“SBA PPP”) - The Corporation was able to quickly establish its process for participating in the SBA PPP program beginning in April 2020. During 2020, the Corporation executed over 6,000 loans for approximately $390.3 million in the two rounds of the program. The acquisition of BSPR added $77.6 million of SBA PPP loans to the Corporation’s loan portfolio. As of December 31, 2020, the Corporation’s SBA PPP loans portfolio, net of unearned fees of $6.8 million, totaled $406.0 million.

Temporary loan modification program for borrowers affected by the COVID-19 pandemic, including payment deferrals and fee waivers - In keeping with regulatory guidance to work with borrowers affected by the COVID-19 pandemic, the Corporation implemented a temporary loan payment deferral program, including interest-only payments, or full payment deferrals for clients that were adversely affected by the COVID-19 pandemic. The CARES Act of 2020 and the Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (the “Revised Interagency Statement”) addressed COVID-19 related modifications and specified that such modifications made on loans that were made in accordance with the provisions of such guidelines do not need to be identified as Troubled Debt Restructuring (“TDR”). As of December 31, 2020, the Corporation had under temporary deferred repayment arrangements 688 loans, totaling approximately $32.7 million, or 0.3%, of the total loan portfolio held for investment balance. Additionally, as of December 31, 2020, commercial loans totaling $244.3 million, or 2.07% of the total portfolio held for investment balance, were permanently modified under the provisions of Section 4013 of the CARES Act of 2020, as amended by Section 541 of the Consolidated Appropriations Act, 2021. These permanent modifications on commercial loans were primarily related to borrowers in industries with longer expected recovery times, mostly hospitality, retail and entertainment industries.

Main Street loans - During 2020, the Corporation also participated in the Main Street Lending Program, authorized under the CARES Act of 2020 and established by the Federal Reserve, designed to support lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. Under this program, the Corporation originated 23 loans totaling $184.4 million in principal amount and sold participation interests totaling $175.1 million to a special purpose vehicle organized by the Federal Reserve, the Main Street Facilities LLC (“Main Street SPV”), to purchase the participation interests from eligible lenders.

The Corporation’s financial results include a provision for credit losses on loans, finance leases and debt securities of $171.0 million for the year ended December 31, 2020, compared to $39.8 million for 2019. Among other things, the increase was largely related to the effect of the COVID-19 pandemic on current and forecasted economic and market conditions. In addition, although increased customer activity was reflected in the third and fourth quarters of 2020, the preventative measures taken by local governments to stem the spread of the COVID-19 pandemic adversely affected the Corporation’s transaction fee income for the year ended December 31, 2020. Despite the contribution of additional fee income related to the acquired operations of BSPR, total transaction fee income from credit and debit cards, automated teller machines (“ATMs”), and merchant and point-of-sale (POS) transactions decreased by approximately $1.0 million during 2020, as compared to 2019. Further, the lower interest rate environment adversely affected the Corporation’s net interest income and reduced the net interest margin by 70 basis points to 4.15% for the year ended December 31, 2020 compared to 4.85% for 2019.

Given the fluidity of the situation, management cannot estimate the long-term impact of the COVID-19 pandemic at this time. The extent to which the COVID-19 pandemic impacts the Corporation’s business, asset valuations, results of operations, and financial condition, as well as its regulatory capital ratios, will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the scope and duration of the COVID-19 pandemic and the actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.

Adoption of CECL

On January 1, 2020, the Corporation adopted the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 326, “Financial Instruments – Credit Losses” (“ASC 326”), which replaced the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology to estimate the ACL for the remaining estimated life of certain financial assets. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans held for investment and held-to-maturity debt securities.

The Corporation adopted ASC 326 using the modified retrospective method, and recorded a net decrease of $62.3 million to the beginning balance of retained earnings as of January 1, 2020 for the cumulative effect adjustment, reflecting an initial adjustment to the total ACL of $93.2 million, net of related deferred tax assets arising from temporary differences. This adjustment to the ACL is reflective of expected lifetime credit losses associated with the composition of financial assets within the scope of ASC 326 as of January 1, 2020, which is comprised of loans held for investment, held-to-maturity debt securities, available-for-sale debt securities, and off-balance sheet credit exposures as of January 1, 2020, as well as management’s expectations of future economic conditions. As of the date of adoption, the majority of the increase in the ACL for loans held for investment was attributable primarily to the expected lifetime credit losses of loans with longer contractual maturities, such as residential mortgage and consumer loans. During the year ended December 31, 2020, the Corporation recorded a charge to the provision for credit losses for loans, debt securities, and loan commitments of $171.0 million, which includes a $38.9 million charge resulting from the initial ACL required by CECL for loans acquired in conjunction with the acquisition of BSPR that were not purchased credit deteriorated (“non-PCD”). The remaining charges were significantly related to the effect of the COVID-19 pandemic in forecasted economic conditions across all loan portfolio categories and geographic regions.

As part of its response to the impact of COVID-19, on March 31, 2020, the U.S. federal bank regulatory agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule provides that, at the election of a qualified banking organization, the initial impact of the implementation of CECL on retained earnings plus 25% of the change in the ACL (excluding purchased credit deteriorated (“PCD”) loans) from January 1, 2020 to December 31, 2021 would be delayed for two years and phased-in at 25% per year beginning on January 1, 2022 over a three-year period, resulting in a total transition period of five years. The Corporation and the Bank elected to phase in the full effect of CECL on regulatory capital over the five-year transition period.

Increase in the quarterly cash common stock dividends

On January 28, 2021, the Corporation declared a quarterly cash dividend of $0.07 per common share, which represents an increase of $0.02 per common share, or a 40% increase from the prior quarter’s dividend level.

BUSINESS SEGMENTS

The Corporation has six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. These segments are described below, as well as in Note 36 - “Segment Information,” to the consolidated financial statements for the year ended December 31, 2020 included in Item 8 of this Form 10-K.

Commercial and Corporate Banking

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the government sector in the Puerto Rico region. FirstBank has developed expertise in a wide variety of industries. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services. A substantial portion of the commercial and corporate banking portfolio is secured by the underlying real estate collateral and the personal guarantees of the borrowers.

Mortgage Banking

The Mortgage Banking operations consist of the origination, sale, and servicing of a variety of residential mortgage loan products and related hedging activities in the Puerto Rico region. Originations are sourced through different channels, such as FirstBank branches and purchases from mortgage bankers, and in association with new project developers. The Mortgage Banking segment focuses on originating residential real estate loans, some of which conform to the U.S. Federal Housing Administration (the “FHA”), U.S. Veterans Administration (the “VA”) and the U.S. Department of Agriculture Rural Development (the “RD”) standards. Originated loans that meet the FHA’s standards qualify for the FHA’s insurance program whereas loans that meet the standards of the VA or RD are guaranteed by those respective federal agencies.

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

Consumer (Retail) Banking

The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through FirstBank’s branch network in the Puerto Rico region. Loans to consumers include auto loans, finance leases, boat and personal loans, credit card loans, and lines of credit. Deposit products include interest-bearing and non-interest-bearing checking and savings accounts, Individual Retirement Accounts (“IRAs”) and retail certificates of deposit (“retail CDs”). Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for the lending and investment activities. This segment also includes the Corporation’s insurance agency activities in the Puerto Rico region.

Treasury and Investments

The Treasury and Investments segment is responsible for the Corporation’s treasury and investment management functions. The treasury function, which includes funding and liquidity management, lends funds to the Commercial and Corporate Banking, Mortgage Banking, the Consumer (Retail) Banking and the United States operations segments to finance their respective lending activities and borrows from those segments. The Treasury and Investment segment also obtains funding through brokered deposits, advances from the Federal Home Loan Bank (“FHLB”), and repurchase agreements involving investment securities, among other possible funding sources.

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

Virgin Islands Operations

The Virgin Islands Operations segment consists of all banking activities conducted by FirstBank in the USVI and BVI regions, including consumer and commercial banking services, with a total of 11 banking branches serving the islands in the USVI of St. Thomas, St. Croix, and St. John, and the island of Tortola in the BVI. The Virgin Islands Operations segment is driven by its consumer, commercial lending and deposit-taking activities.

Loans to consumers include auto and boat loans, lines of credit, and personal and residential mortgage loans. Deposit products include interest-bearing and non-interest-bearing checking and savings accounts, IRAs, and retail CDs. Retail deposits gathered through each branch serve as the funding sources for its own lending activities.

HUMAN CAPITAL MANAGEMENT

First BanCorp. strives to be recognized as a leading and diversified financial institution, offering a superior experience to our clients and employees. We believe that the key for success is to care about our team as much as we care about our customers. Our Employer Value Proposition, “The Experience of Being 1,” means that we care about employee wellbeing, success, professional development, and work environment. Our goal is to be an "Employer of Choice" within our primary operating regions, which we believe is achieved and sustained by adding value to our employees’ lives and providing the right work experience.

Structure

As of December 31, 2020, the Corporation and its subsidiaries had 3,317 regular employees, nearly all of whom are full time and located in the Puerto Rico region. The Corporation had 2,949 employees in the Puerto Rico region, 210 employees in the Florida region, and 158 employees in the Virgin Islands region. Approximately 67% of the total regular employees as of December 31, 2020 were women. This overall headcount was 20% higher than as of December 31, 2019, primarily as a result of the acquisition of BSPR. The Human Resources Division works with the Corporation’s Chief Operating Officer and manages all aspects related to the Corporation’s human capital, including talent recruiting and retention, training and development, and compensation and benefits.

The Human Resources Division efforts are overseen by the Corporation’s Chief Executive Officer (CEO) and the executive management team through regular work-related interactions. Our leaders focus on strengthening employee engagement and maximizing collaboration between departments and talents, promoting an open-door culture that stimulate frequent communication between employees and management. This provides more opportunity to identify employees' needs, obtain feedback about work experience and adapt our employee engagement as we believe is appropriate. In addition, the Corporation’s Board of Directors and the Board’s Compensation and Benefits Committee monitor and are regularly updated on the Corporation’s human capital management strategies.

Recruitment and Retention

First BanCorp is an equal opportunity employer, which considers for employment qualified candidates to fill its available positions. Our efforts are focused on attracting and retaining the best talent for the Corporation, including college graduates. The attraction and selection process includes:

• Building our employer brand by participating in professional events and job fairs and maintaining a relationship with universities through internship programs and career forums.

• A robust management information system to enhance the effectiveness of the recruitment process and provide candidates a unique experience.

• Engaging and supporting the new employee’s induction process with FirstPal, our mentorship program for new hires.

Our commitment to employee engagement continues throughout an employee’s time with the Corporation. Therefore, we have an internal posting program that enables current employees to apply for vacant positions before the Corporation seeks external resources. We believe that financial security is critical for our employees. First BanCorp. is committed to maintaining compensation levels that are competitive with comparable job categories in similar organizations. Our salary administration program is designed to provide compensation that is consistent with our employees’ assigned duties and responsibilities, to recognize differences in individual performance levels, and to attract the right talent for each job.

In addition to salary, some job positions are eligible to participate in variable pay programs. The Corporation has different incentive programs for most of the business units. These incentive programs are periodically reviewed to align them to the strategies and realities of the businesses. Further, the Corporation’s Management Award Program, that recognizes and rewards outstanding performance by employees at levels that do not participate in variable pay programs, and the Long-Term Incentive Plan for top performing leaders and employees with high potential, that provide awards based upon the Corporation’s and individual’s performance, are key for the attraction and retention of quality talent. The Corporation’s investment in its employees has resulted in a stable-tenured workforce, with average tenure of 10 years of service. The employee turnover rate for 2020 was 10%.

Talent Development

First BanCorp. believes that a culture of learning and development maximizes the talent of human capital and is the foundation for sustained business success.

The Corporation provides face-to-face, online and virtual training, development activities, special projects and partial tuition reimbursement to complete a bachelor’s or master's degree. Training is offered on various subjects that are classified into the following five main areas: fundamentals, compliance and corporate governance, specialized technical subjects, professional development, and leadership development.

We offer more than 5,700 training opportunities through online courses and in-person or virtual classes. In 2020, due to the COVID-19 pandemic, we transitioned over 70 training opportunities (both internal and external) to virtual and online modalities. This action allowed our employees to keep learning even when they were working remotely. For 2020, we delivered more than 115,000 hours of training with an average of 32 training hours per employee.

Every year around 100 new and existing supervisors and managers receive training. For new supervisors we offer a program intended to train in basic supervision, leadership and communication skills and our human resources policies and practices. We have delivered more than 3,000 of these training hours over the last three years. In addition, our program for active supervisors and managers encourages leaders to review their leadership skills with feedback received from instructors and coworkers. The program has been delivered to 86% of our existing leaders during the past five years, accounting for over 11,000 training hours since the program was launched.

Health & Wellness

Health and wellness programs are a strong component of the benefits we provide to our employees. First BanCorp. provides competitive benefits programs that are intended to address even the most pressing needs of our employees and their families to promote physical, emotional, and financial health. We offer different health insurance options that enable an employee to choose the one that best accommodates their needs and those of their family. First BanCorp. contributes a substantial portion towards the costs of these plans.

To promotes work life balance, we grant a variety of paid time-off for vacation, illness, maternity and paternity leave, bereavement leave, marriage and personal days. Other First BanCorp’s benefit programs include:

• Basic Life Insurance, Accidental Death and Dismemberment Insurance

• Long- and Short-Term Disability Insurance

• 401(k) Retirement Plan with a competitive matching

• Health Services – Complementary first aid, occupational medicine, and preventive medicine onsite at our Service Center building

• Flu shot clinic on an annual basis

• A comprehensive wellness program including nutrition, fitness sessions, health fairs, and preventive healthcare activities, among others.

Initiatives for the safety and security of employees have always been an important priority. In 2020, in response to the COVID-19 pandemic, over 57% of the Corporation’s employees were able to work remotely. Furthermore, employees whose functions required them to be physically present, as well as certain critical employees were eligible for special compensation awards for services offered throughout the pandemic in the first half of 2020. Additional activities implemented by the Corporation to support employees included:

• COVID-19 testing for all employees who were working onsite as well as for contagious employees and co-workers.

• Paid leave for employees affected by the virus or who have vulnerable conditions, and special leave of absence without pay for extended and unique needs.

• Enhanced cleaning activities, the installation of barriers (plexiglass or similar materials) to comply with social distance guidelines and protect customers and employees, the provisioning of face masks, hand sanitizers and cleaning materials, and the taking of the temperature of all employees and customers who enter the Corporation’s facilities.

• Committing to no COVID-19-related layoffs during 2020.

• Training activities related to COVID-19, safety measures, stress management and remote work.

WEBSITE ACCESS TO REPORT

The Corporation makes available annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to those reports, and proxy statements on Schedule 14A, filed or furnished pursuant to section 13(a), 14(a) or 15(d) of the Exchange Act, free of charge on or through its internet website at www.1firstbank.com (under “Investor Relations”), as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The Corporation also makes available the Corporation’s corporate governance guidelines and principles, the charters of the audit, asset/liability, compensation and benefits, credit, compliance, risk, trust, corporate governance and nominating committees and the codes of conduct and independence principles mentioned below, free of charge on or through its internet website at www.1firstbank.com (under “Investor Relations”):

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

MARKET AREA AND COMPETITION

Puerto Rico, where the banking market is highly competitive, is the main geographic service area of the Corporation. As of December 31, 2020, the Corporation also had a presence in the state of Florida and in the USVI and BVI. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States mainland.

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

SUPERVISION AND REGULATION

The Corporation and the Bank, its bank subsidiary, are subject to comprehensive federal and Puerto Rican supervision and regulation. These supervisory and regulatory requirements apply to all aspects of the Corporation’s and the Bank’s activities, including commercial and consumer lending, deposit taking, management, governance and other activities of the Corporation and the Bank. As part of this regulatory framework, the Corporation and the Bank are subject to extensive consumer financial regulatory legal and supervisory requirements. Further, U.S. financial supervision and regulation is dynamic in nature, and supervisory and regulatory requirements are subject to change as new legislative and regulatory actions are taken. Future legislation may increase the regulation and oversight of the Corporation and the Bank. Any change in applicable laws or regulations, however, may have a material adverse effect on the business of commercial banks and bank holding companies, including the Bank and the Corporation.

Bank Holding Company Activities and Other Limitations

The Corporation is registered under, and subject to, supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). Under the provisions of the Bank Holding Company Act, a bank holding company must obtain Federal Reserve Board approval before it acquires direct or indirect ownership or control of more than 5% of the voting shares of another bank, or merges or consolidates with another bank holding company. The Federal Reserve Board also has authority under certain circumstances to issue cease and desist orders, and assess substantial civil money penalties, against bank holding companies and their non-bank subsidiaries. In addition, the Corporation is subject to ongoing regulation, supervision, and examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic and annual reports and other information concerning its own business operations and those of its subsidiaries.

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

The Bank Holding Company Act also permits a bank holding company to elect to become a financial holding company and engage in a broad range of activities that are financial in nature. The Corporation elected to be a financial holding company under the Bank Holding Company Act. Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature, (ii) incidental to such financial activity, or (iii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Bank Holding Company Act specifically provides that the following activities have been determined to be “financial in nature”: (a) lending, trust and other banking activities; (b) insurance activities; (c) financial or economic advice or services; (d) pooled investments; (e) securities underwriting and dealing; (f) domestic activities permitted for an existing bank holding company; (g) foreign activities permitted for an existing bank holding company; and (h) merchant banking activities.

A financial holding company that ceases to meet certain standards is subject to a variety of restrictions, depending on the circumstances, including precluding the undertaking of new financial activities or the acquisition of shares or control of other companies. Until compliance is restored, the Federal Reserve Board has broad discretion to impose appropriate limitations on the financial holding company’s activities. If compliance is not restored within 180 days, the Federal Reserve Board may ultimately require the financial holding company to divest its depository institutions or, in the alternative, to discontinue or divest any activities that are not permitted to non-financial holding companies. The Corporation and FirstBank must be well-capitalized and well-managed for regulatory purposes, and FirstBank must earn “satisfactory” or better ratings on its periodic Community Reinvestment Act (“CRA”) examinations for the Corporation to preserve its financial holding company status.

The potential restrictions are different if the lapse pertains to the CRA. In that case, until all the subsidiary institutions are restored to at least a “satisfactory” CRA rating status, the financial holding company may not engage, directly or through a subsidiary, in any new financial activities permissible under the Bank Holding Company Act or make additional acquisitions of companies engaged in new activities. However, the Bank Holding Company Act does not require divestiture of completed acquisitions and financial activities in which it has been engaged prior to such lapse.

Under federal law and Federal Reserve Board policy, a bank holding company such as the Corporation is expected to act as a source of financial and managerial strength to its banking subsidiaries and to commit required levels of support to them. This support may be required at times when, absent such policy, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment.

In addition, any capital loans by a bank holding company to any of its subsidiary banks must be subordinated in right of payment to deposits and to certain other indebtedness of such subsidiary bank. As of December 31, 2020, and the date hereof, FirstBank was and is the only depository institution subsidiary of the Corporation. Federal law directs the Federal Reserve Board to adopt regulations implementing the statutory source-of-strength requirements; however, such regulations have not yet been proposed.

Regulatory Capital Requirements

The federal banking agencies have implemented rules for U.S. banks that establish minimum regulatory capital requirements, the components of regulatory capital, and the risk-based capital treatment of bank assets and off-balance sheet exposures. These rules currently apply to the Corporation and FirstBank, generally are intended to align U.S. regulatory capital requirements with international regulatory capital standards adopted by the Basel Committee on Banking Supervision (“Basel Committee”), in particular, the most recent international capital accord adopted in 2010 (and revised in 2011) known as “Basel III.” The current rules increase the quantity and quality of capital required by, among other things, establishing a minimum common equity capital requirement and an additional common equity Tier 1 capital conservation buffer. In addition, the current rules revise and harmonize the bank regulators’ rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses that have been identified, by applying a variation of the Basel III “Standardized Approach” for the risk-weighting of bank assets and off-balance sheet exposures to all U.S. banking organizations other than large internationally active banks.

International regulatory developments also can affect the regulation and supervision of U.S. banking organizations, including the Corporation and FirstBank. Both the Basel Committee and the Financial Stability Board (established in April 2009 by the Group of Twenty Finance Ministers and Central Bank Governors) have agreed to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation, and transparency, including the adoption of Basel III and a commitment to raise capital standards and liquidity buffers within the banking system under Basel III. In addition, 12 U.S.C. 5371 (the “Collins Amendment”), among other things, eliminates certain trust-preferred securities (“TRuPs”) from Tier 1 capital. Preferred securities issued under the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) are exempt from this change. Bank holding companies, such as the Corporation, were required to fully phase out these instruments from Tier 1 capital by January 1, 2016; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. As of December 31, 2020, the Corporation had $178.3 million in TRuPs that were subject to a full phase-out from Tier 1 capital under the final regulatory capital rules discussed above.

Consistent with Basel Committee actions noted above, the Federal Reserve Board has adopted risk-based and leverage capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The historical risk-based capital guidelines were based upon the 1988 capital accord (“Basel I”) of the Basel Committee. These historical requirements, however, which included a legacy simplified risk-weighting system for the calculations of risk-based assets, as well as lower leverage capital requirements, were superseded by new risk-based and leverage capital requirements under Basel III that went into effect, on a multi-year transitional basis, on January 1, 2015. The FDIC has adopted substantively identical requirements that apply to insured banks under its regulation and supervision. The Corporation and FirstBank became subject to the U.S. Basel III capital rules beginning on January 1, 2015, and compute risk-weighted assets using the Standardized Approach required by these rules.

The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% to avoid limitations on both (i) capital distributions (e.g., repurchases of capital instruments, dividends and interest payments on capital instruments) and (ii) discretionary bonus payments to executive officers and heads of major business lines.

Under the fully phased-in Basel III rules, in order to be considered adequately capitalized and not subject to the above-described limitations, the Corporation is required to maintain: (i) a minimum common equity Tier 1 Capital (“CET1”) to risk-weighted assets ratio of at least 4.5%, plus the 2.5% “capital conservation buffer,” resulting in a required minimum CET1 ratio of at least 7%; (ii) a minimum ratio of total Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum Tier 1 capital ratio of 8.5%; (iii) a minimum ratio of total Tier 1 plus Tier 2 capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer, resulting in a required minimum total capital ratio of 10.5%; and (iv) a required minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.

The Basel III rules have increased our regulatory capital requirements and require us to hold more capital against certain of our assets and off-balance sheet exposures. The Corporation’s CET1 capital ratio, Tier 1 capital ratio, total capital ratio, and the leverage ratio under the Basel III rules, as of December 31, 2020, were 17.31%, 17.61%, 20.37%, and 11.26%, respectively.

On July 9, 2019, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency (collectively “the agencies”) adopted a final rule that superseded certain regulatory capital transition rules and eliminated the transition provisions that are no longer operative. The final rule was effective on April 1, 2020, and eliminated: (i) the 10% CET1 capital deduction threshold, which applies individually to holdings of mortgage servicing assets, temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the 15% CET1 capital deduction threshold, which applies to the aggregate amount of such items; (iii) the 10% threshold for non-significant investments, which applies to holdings of regulatory capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock. Instead, the final rule requires non-advanced approaches banking organizations to deduct from CET1 capital any amount of mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions that individually exceeds 25% of CET1 capital of the banking organization (the 25% CET1 capital deduction threshold). The final rule retains the requirement that increased from 100% to 250% the risk-weighting of non-deducted mortgage servicing assets and temporary difference deferred tax assets.

Further, as part of its response to the impact of COVID-19, on March 31, 2020, the agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule provides that, at the election of a qualified banking organization, the initial impact of the adoption of CECL on retained earnings plus 25% of the change in the ACL (excluding PCD loans) from January 1, 2020 to December 31, 2021 will be delayed for two years and phased-in at 25% per year beginning on January 1, 2022 over a three-year period, resulting in a total transition period of five years. The Corporation and the Bank elected to phase in the full effect of CECL on regulatory capital over the five-year transition period.

The Corporation and FirstBank compute risk-weighted assets using the Standardized Approach required by the Basel III rules. The Standardized Approach for risk-weightings has expanded the risk-weighting categories from the four major risk-weighting categories under the previous regulatory capital rules (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets. In a number of cases, the Standardized Approach resulted in higher risk weights for a variety of asset categories. Specific changes to the risk-weightings of assets included, among other things: (i) applying a 150% risk weight instead of a 100% risk weight for high volatility commercial real estate acquisition, development and construction loans, (ii) assigning a 150% risk weight to exposures that are 90 days past due (other than qualifying residential mortgage exposures, which remain at an assigned risk-weighting of 100%), (iii) establishing a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable, in contrast to the 0% risk-weighting under the prior rules and (iv) requiring capital to be maintained against on-balance-sheet and off-balance-sheet exposures that result from certain cleared transactions, guarantees and credit derivatives, and collateralized transactions (such as repurchase agreement transactions).

Set forth below are the Corporation's and FirstBank's capital ratios as of December 31, 2020 based on Federal Reserve and FDIC guidelines:

		Banking Subsidiary
	First BanCorp.	FirstBank	Well-Capitalized Minimum

As of December 31, 2020
Total capital (Total capital to
risk-weighted assets)	20.37%	19.91%	10.00%
CET1 Capital (CET1
capital to risk-weighted assets)	17.31%	16.05%	6.50%
Tier 1 capital ratio (Tier 1 capital
to risk-weighted assets)	17.61%	18.65%	8.00%
Leverage ratio (1)	11.26%	11.92%	5.00%
_______________
(1) Tier 1 capital to average assets.

Consumer Financial Protection Bureau

The CFPB has primary examination and enforcement authority over FirstBank and other banks with over $10 billion in assets with respect to consumer financial products and services.

CFPB regulations issued over the past few years implement 2010 amendments to the Equal Credit Opportunity Act, the Truth in Lending Act (“TILA”), and the Real Estate Settlement Procedures Act (“RESPA”). In general, among other changes, these regulations collectively: (i) require lenders to make a reasonable, good faith determination of a prospective residential mortgage borrower’s ability to repay based on specific underwriting criteria and set standards related to the determination by mortgage lenders of a consumer’s ability to repay the mortgage; (ii) require stricter underwriting of “qualified mortgages,” discussed below, that presumptively satisfy the ability to pay requirement (thereby providing the lender a safe harbor from non-compliance claims); (iii) specify new limitations on loan originator compensation and establish criteria for the qualifications of, and registration or licensing of, loan originators; (iv) expand the coverage of the Home Ownership and Equity Protections Act of 1994 to high-cost mortgage loans; (v) expand mandated loan escrow accounts for certain loans; (vi) establish appraisal requirements under the Equal Credit Opportunity Act and require lenders to provide a free copy of all appraisals to applicants for first lien loans; (vii) establish appraisal standards for most “higher-risk mortgages” under TILA; (viii) combine in a single form required loan disclosures under TILA and RESPA; (ix) define a “qualified mortgage” ; and (x) afford safe harbor legal protections for lenders making qualified loans that are not “higher priced.”

The CFPB also has issued regulations setting forth new mortgage servicing rules that apply to the Bank. The regulations affect notices given to consumers as to delinquency, foreclosure alternatives and loss mitigation, modification applications, interest rate adjustments and options for avoiding “force-placed” insurance. Servicers are prohibited from processing foreclosures when a loan modification is pending and must wait until a loan is more than 120 days delinquent before initiating a foreclosure action. The servicer must provide direct and ongoing access to its personnel, and provide prompt review of any loss mitigation application. Servicers must maintain accurate and accessible mortgage records for the life of a loan and until one year after the loan is paid off or transferred. The regulations also address matters such as force-placed insurance notices, policies and procedures, early intervention, loss mitigation requirements and periodic statement requirements under the CFPB mortgage servicing rules, servicing requirements when a consumer is a potential or confirmed successor-in-interest, is in bankruptcy, or sends a cease communication request under the Fair Debt Collection Practices Act.. These mortgage servicing standards added to our costs of conducting a mortgage servicing business.

Further, the CFPB has adopted rules and forms that combine certain disclosures that consumers receive in connection with applying for and closing on a mortgage loan under the TILA and the RESPA. Consistent with this requirement, the CFPB amended Regulation X (Real Estate Settlement Procedures Act) and Regulation Z (Truth in Lending Act) to establish disclosure requirements and forms in Regulation Z for most closed-end consumer credit transactions secured by real property. In addition to combining the existing disclosure requirements and implementing new requirements imposed by federal law, the rule provides extensive guidance regarding compliance with those requirements.

As a result of actual and expected changes in the U.S. presidential administration and leadership in the outgoing administration, the CFPB in the future may take regulatory actions that may have material effects on regulatory matters, including the reconsideration of existing CFPB regulations, and an assessment of the effectiveness of other regulatory actions. The nature, scope and impact of these actions, however, and their impact on the Corporation and FirstBank, cannot be predicted at this time.

Stress-Testing and Capital Planning Requirements

Federal regulations currently do not impose formal stress-testing requirements on banking organizations with total assets of less than $100 billion, such as the Corporation and FirstBank. The federal banking agencies have indicated through interagency guidance that the capital planning and risk management practices of institutions with total of assets of less than $100 billion will continue to be reviewed through the regular supervisory process. Although the Corporation will continue to monitor its capital consistent with the safety and soundness expectations of the federal regulators, the Corporation will no longer conduct company-run stress testing as a result of the legislative and regulatory amendments. However, the Corporation continues to use customized stress testing to support the business and as part of its capital planning process.

The Volcker Rule

Section 13 of the Bank Holding Company Act (commonly known as the Volcker Rule) , subject to important exceptions, generally prohibits a banking entity such as the Corporation or FirstBank from acquiring or retaining any ownership in, or acting as sponsor to, a hedge fund or private equity fund (“covered fund”). The Volcker Rule also prohibits these entities from engaging, for their own account, in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments.

Final regulations implementing the Volcker Rule have been adopted by the financial regulatory agencies and are now generally effective.

The Corporation and the Bank are not engaged in “proprietary trading” as defined in the Volcker Rule. In addition, the Corporation undertook a review of its investments to determine if any meet the Volcker Rule’s definition of “covered funds”. Based on that review, the Corporation concluded that its investments are not considered covered funds under the Volcker Rule.

Community Reinvestment Act and Home Mortgage Disclosure Act Regulations

The CRA encourages banks to help meet the credit needs of the local communities in which a bank offers their services, including low- and moderate-income individuals, consistent with the safe and sound operation of the bank.

The CRA requires the federal supervisory agencies, as part of the general examination of supervised banks, to assess a bank’s record of meeting the credit needs of its community, assign a performance rating, and take such record and rating into account in their evaluation of certain applications by such bank. The CRA also requires all institutions to make public disclosure of their CRA ratings. FirstBank received a “satisfactory” CRA rating in its most recent examination by the FDIC.

Failure to adequately serve the communities could result in the denial by the regulators of proposals to merge, consolidate or acquire new assets, as well as expand or relocate branches.

The federal bank regulatory agencies have amended their respective CRA regulations primarily to conform to changes made by the CFPB to Regulation C, which implements the Home Mortgage Disclosure Act.

Since 1995, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency have conformed certain definitions in their respective CRA regulations to the scope of loans reported under Regulation C and believe that continuing to do so produces a less burdensome CRA performance evaluation process. In particular, the agencies have amended their CRA regulations to revise the definitions of “home mortgage loan” and “consumer loan,” as well as the public file content requirements. These revisions maintain consistency between the CRA regulations and amendments to Regulation C, which generally went effective on January 1, 2018.

In December 2019, the FDIC and the OCC proposed comprehensive revisions to the CRA’s implementing regulations. These proposals are intended to modernize and update CRA regulations to better achieve the CRA’s underlying purpose of encouraging banks to serve their communities, and make the regulatory framework more objective, transparent, consistent, and easy to understand. These proposals would, among other things, expand the types of banking activities that qualify for CRA credit, create additional CRA assessment areas tied to deposits, and create a more objective means to measure CRA performance through the creation of activity thresholds as a percentage of domestic deposits. In June 2020, the OCC adopted final revisions to its CRA regulations, but the FDIC as of this date has not taken further action on its 2019 proposed revisions, and the timing of future FDIC regulatory action is not known at this time.

USA PATRIOT Act and Other Anti-Money Laundering Requirements

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

On January 1, 2021, major legislative amendments to U.S. anti-money laundering requirements became effective through the enactment of Division F of the National Defense Authorization Act for fiscal year 2021, otherwise known as the Anti-Money Laundering Act of 2020 (“AML Act”). The new legislation includes a variety of provisions that are designed to modernize the anti-money laundering regulatory regime and remediate gaps in the U.S.’s approach to anti-money laundering and countering the financing of terrorism, including the creation of a national database of absence corporate beneficial ownership along with significantly enhanced reporting requirements, increased penalties for Bank Secrecy Act violations, clarification of Suspicious Activity Report filing and sharing requirements, and provisions addressing the adverse consequences of “de-risking,” namely, the practice of financial institutions’ termination or limitation of business relationships with clients or classes of clients in order to manage the risks associated with such clients.

Regulations implementing the Bank Secrecy Act and the USA PATRIOT Act are published and primarily enforced by the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Treasury. Failure of a financial institution, such as the Corporation or the Bank, to comply with the requirements of the Bank Secrecy Act or the USA PATRIOT Act could have serious legal and reputational consequences for the institution, including the possibility of regulatory enforcement or other legal action, including significant civil monetary penalties. The Corporation also is required to comply with federal economic and trade sanctions requirements enforced by the Office of Foreign Assets Control (“OFAC”), a bureau of the U.S. Treasury.

FinCEN regulations under the Bank Secrecy Act address customer due diligence requirements for: banks; brokers or dealers in securities; mutual funds; and futures commission merchants and introducing brokers in commodities (the “Rules”). The Rules contain explicit customer due diligence requirements and includes a requirement to identify and verify the identity of beneficial owners of legal entity customers, subject to certain exclusions and exemptions. Under the Rules, covered financial institutions must establish procedures to:

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

The Corporation believes it has adopted appropriate policies, procedures and controls to address compliance with the Bank Secrecy Act, USA PATRIOT Act and economic/trade sanctions requirements, and to implement banking agency, FinCEN, OFAC and other U.S. Treasury regulations. Further, FinCEN is expected to propose regulations in the near future that implement the requirements of the AML Act, and the Corporation will adjust its policies, procedures and controls accordingly upon the adoption of any final regulations.

State Chartered Non-Member Bank and Banking Laws and Regulations in General

FirstBank is subject to regulation and examination by the OCIF, the CFPB and the FDIC, and is subject to comprehensive federal and state (Commonwealth of Puerto Rico) regulations that regulate, among other things, the scope of their businesses, their investments, their reserves against deposits, the timing and availability of deposited funds, and the nature and amount of collateral for certain loans. In addition to the impact of regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the supply of money and availability of credit in order to influence the economy. Among the instruments used by the Federal Reserve Board to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and target Federal Funds rate, and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our future business, earnings and growth cannot be predicted.

The OCIF, the CFPB and the FDIC periodically examine FirstBank to test the Bank’s conformance to safe and sound banking practices and compliance with various statutory and regulatory requirements. This regulation and supervision establish a comprehensive framework and oversight of activities in which the Bank can engage. The regulation and supervision by the FDIC also are intended for the protection of the FDIC’s insurance fund and depositors. The regulatory structure gives the regulatory authorities discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. This enforcement authority includes, among other things, the ability to assess civil monetary penalties, issue cease-and-desist or removal orders, and initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and for engaging in unsafe or unsound practices. In addition, certain bank actions are required by statute and implementing regulations. Other actions or failure to act may provide the basis for enforcement action, including the filing of misleading or untimely reports with regulatory authorities.

Dividend Restrictions

The Federal Reserve Board’s “Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies” (the “Supervisory Letter”) discusses the ability of bank holding companies to declare dividends and to repurchase equity securities. The Supervisory Letter is generally consistent with prior Federal Reserve supervisory policies and guidance, although it places greater emphasis on discussions with the regulators prior to dividend declarations and redemption or repurchase decisions even when not explicitly required by the regulations. The Federal Reserve Board provides that the principles discussed in the Supervisory Letter are applicable to all bank holding companies.

The Supervisory Letter also includes a policy statement that, as a matter of prudent banking, a bank holding company should generally not maintain a given rate of cash dividends unless its net income available to common shareholders for the past four quarters, net of dividends previously paid during that period, has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the organization’s capital needs, asset quality, and overall current and prospective financial condition. The Corporation is subject to certain restrictions generally imposed on Puerto Rico corporations with respect to the declaration and payment of dividends (i.e., that dividends may be paid out only from the Corporation’s capital surplus or, in the absence of such excess, from the Corporation’s net earnings for such fiscal year and/or the preceding fiscal year). Furthermore, the Federal Reserve Board’s regulatory capital rule (Regulation Q) limits the amount of capital a bank holding company may distribute under certain circumstances. Regulation Q helps ensure banks maintain strong capital positions that will enable them to continue lending to creditworthy households and businesses even after unforeseen losses and during severe economic downturn. A banking organization must maintain a capital conservation buffer of CET1 capital in an amount greater than 2.5% of total risk weighted assets to avoid being subject to limitations on capital distributions.

The principal source of funds for the Corporation’s parent holding company is dividends declared and paid by its subsidiary, FirstBank. The ability of FirstBank to declare and pay dividends on its capital stock is regulated by the Puerto Rico Banking Law, the Federal Deposit Insurance Act (the “FDIA”), and FDIC regulations. In general terms, the Puerto Rico Banking Law provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If the reserve fund is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the bank’s capital account. The Puerto Rico Banking Law provides that, until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized (as discussed in Prompt Corrective Action below), when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding such bank.

On November 14, 2018, for the first time since July 2009, the Corporation’s Board of Directors, after receiving regulatory approval, declared a quarterly cash dividend of $0.03 per common share, which was paid in December 2018. Since then, the Corporation has continued to pay a quarterly cash dividend on shares of common stock, and, on January 28, 2021, the Corporation declared a quarterly cash dividend of $0.07 per common share, which represents an increase of $0.02 per common share, or 40% from the prior quarter’s dividend level. In addition, since December 2016, the Corporation has been making monthly dividend payments on its outstanding shares of Series A through E Preferred Stock. The Corporation intends to continue to pay monthly dividend payments on non-cumulative perpetual monthly income preferred stock and quarterly dividends on common stock. So long as any shares of preferred stock remain outstanding, we cannot declare, set apart or pay any dividends on shares of our common stock unless any accrued and unpaid dividends on our preferred stock for the twelve monthly dividend periods ending on the immediately preceding dividend payment date have been paid or are paid contemporaneously and the full monthly dividend on our preferred stock for the then-current month has been or is contemporaneously declared and paid or declared and set apart for payment. The Corporation is no longer required to obtain the approval of the Federal Reserve Bank before paying dividends, receiving dividends from the Bank, making payments on subordinated debt or trust preferred securities, incurring or guaranteeing debt or purchasing or redeeming any corporate stock.

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

In a holding company context, the parent bank holding company and any companies that are controlled by such parent bank holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act (i) limit the extent to which the bank or its subsidiaries may engage in “covered transactions” (defined below) with any one affiliate to an amount equal to 10% of such bank’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such bank’s capital stock and surplus and (ii) require that all “covered transactions” be on terms that are substantially the same, or at least as favorable to the bank or affiliate, as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee, credit derivatives, securities lending and other similar transactions entailing the provision of financial support by the bank to an affiliate. In addition, loans or other extensions of credit by the bank to the affiliate are required to be collateralized in accordance with the requirements set forth in Section 23A of the Federal Reserve Act.

In addition, Sections 22(h) and (g) of the Federal Reserve Act, implemented through Regulation O, place restrictions on commercial bank loans to executive officers, directors, and principal stockholders of the bank and its affiliates. Under Section 22(h) of the Federal Reserve Act, bank loans to a director, an executive officer, a greater than 10% stockholder of the bank, and certain related interests of these persons, may not exceed, together with all other outstanding loans to such persons and affiliated interests, the bank’s limit on loans to one borrower, which is generally equal to 15% of the bank’s unimpaired capital and surplus in the case of loans that are not fully secured, and an additional 10% of the bank's unimpaired capital and unimpaired surplus in the case of loans that are fully secured by readily marketable collateral having a market value at least equal to the amount of the loan. Section 22(h) of the Federal Reserve Act also requires that loans to directors, executive officers, and principal stockholders be made on terms that are substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a bank to insiders cannot exceed the bank’s unimpaired capital and surplus. Furthermore, Section 22(g) of the Federal Reserve Act places additional restrictions on loans to executive officers.

Executive Compensation

The federal banking agencies have adopted interagency guidance governing incentive-based compensation programs, which applies to all banking organizations regardless of asset size. This guidance uses a principles-based approach to ensure that incentive-based compensation arrangements appropriately tie rewards to longer-term performance and do not undermine the safety and soundness of banking organizations or create undue risks to the financial system. The interagency guidance is based on three major principles: (i) balanced risk-taking incentives; (ii) compatibility with effective controls and risk management; and (iii) strong corporate governance. The guidance further provides that, where appropriate, the banking agencies will take supervisory or enforcement action to ensure that material deficiencies that pose a threat to the safety and soundness of the organization are promptly addressed.

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

Prompt Corrective Action

The Prompt Corrective Action (“PCA”) provisions of the FDIA require the federal bank regulatory agencies to take prompt corrective action against any insured depository institution (“institutions”) that are undercapitalized. The FDIA establishes five capital categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Well-capitalized institutions significantly exceed the required minimum level for each relevant capital measure. Adequately capitalized institutions include institutions that meet but do not significantly exceed the required minimum level for each relevant capital measure. Undercapitalized institutions consist of those that fail to meet the required minimum level for one or more relevant capital measures. Significantly undercapitalized institutions are those with capital levels significantly below the minimum requirements for any relevant capital measure. Critically undercapitalized institutions have minimal capital and are at serious risk for government seizure.

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

Deposit Insurance

The increase in deposit insurance coverage to up to $250,000 per customer, the FDIC’s expanded authority to increase insurance premiums, as well as the increase in the number of bank failures after the 2008 financial crisis, resulted in an increase in deposit insurance assessments for all banks, including FirstBank. The FDIA further requires that the designated reserve ratio for the DIF for any year not be less than 1.35% of estimated insured deposits or the comparable percentage of the new deposit assessment base. In addition, the FDIC must take steps as necessary for the reserve ratio to reach 1.35% of estimated insured deposits by September 30, 2020. The FDIC managed to reach the goal early, achieving a reserve ratio of 1.36% in September 2018. However, in the third quarter of 2020, the FDIC announced that the reserve ratio of the DIF fell 9 basis points between the first and second quarters of 2020, from 1.39% to 1.30%. The decline was attributed to an unprecedented surge in deposits. The FDIC approved a plan that is expected to restore the DIF to at least 1.35% within eight years, as required by the Federal Deposit Insurance Act. Under the plan, the FDIC will maintain the current schedules of assessment rates for all banks; monitor deposit balance trends, potential losses and other factors that affect the reserve ratio; and provide updates to its loss and income projections at least twice a year. The FDIC has also adopted a final rule raising its industry target ratio of reserves to insured deposits to 2%, 65 basis points above the statutory minimum, but the FDIC has indicated that it does not project that goal to be met for several years.

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

Ownership and Control

Because of FirstBank’s status as an FDIC-insured bank, as defined in the Bank Holding Company Act, the Corporation, as the owner of FirstBank’s common stock, is subject to certain restrictions and disclosure obligations under various federal laws, including the Bank Holding Company Act and the Change in Bank Control Act (the “CBCA”). Regulations adopted pursuant to the Bank Holding Company Act and the CBCA generally require prior Federal Reserve Board or other federal banking agency approval or non-objection for an acquisition of control of an “insured institution” (as defined in the Act) or holding company thereof by any person (or persons acting in concert). Control is deemed to exist if, among other things, a person (or group of persons acting in concert) acquires 25% or more of any class of voting stock of an insured institution or holding company thereof. Under the CBCA, control is presumed to exist subject to rebuttal if a person (or group of persons acting in concert) acquires 10% or more of any class of voting stock and either (i) the corporation has registered securities under Section 12 of the Exchange Act, or (ii) no person (or group of persons acting in concert) will own, control or hold the power to vote a greater percentage of that class of voting securities immediately after the transaction. The concept of acting in concert is very broad and is subject to certain rebuttable presumptions, including, among others, that relatives, business partners, management officials, affiliates and others are presumed to be acting in concert with each other and their businesses. The regulations of the FDIC implementing the CBCA are generally similar to those described above.

The Puerto Rico Banking Law requires the approval of the OCIF for changes in control of a Puerto Rico bank. See “Puerto Rico Banking Law” below for further detail.

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

Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well-capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. In October 2020, the FDIC adopted revisions to its brokered deposit regulations that become effective on April 1, 2021, FirstBank is continuing its review and analysis of these changes, as adopted, although it appears that the revisions may, in some respects, expand the categories of deposits that FirstBank may accept without having to treat them as brokered deposits.

The Coronavirus Aid, Relief and Economic Security Act (the “ CARES Act of 2020”)

In response to the economic effects of the COVID-19 pandemic, on March 27, 2020, the U.S. Government enacted the CARES Act of 2020, as amended by the Consolidated Appropriations Act, 2021. The CARES Act of 2020, as amended, includes numerous provisions applicable to financial institutions, including (i) permitting banks to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19, provided that such loans were not more than 30 days past due as of December 31, 2019, that would otherwise result in a loan’s classification as TDR or evaluation for impairment, until the earlier of 60 days after the termination date of the pandemic emergency or January 1, 2022, (ii) permitting borrowers whose loans are Federally backed to request a forbearance for up to 180 days, which can be extended for up to an additional 180 days at the borrower’s timely request, without incurring fees, penalties or interest beyond those the borrower would have incurred had the borrower made all scheduled payments, and without exposing the lender to adverse supervisory action, (iii) as discussed further above, permitting financial institutions that implement CECL during the 2020 calendar year the option to delay for two years an estimate of CECL's effect on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three-year transition period, and (iv) creation of the SBA PPP program under which small businesses may obtain loans guaranteed by the SBA to pay payroll and group health costs, salaries and commissions, mortgage and rent payments, utilities, and interest and other qualifying expenses. The SBA fully-guarantees SBA PPP loans, and SBA PPP loans may be forgiven by the SBA so long as, during the applicable loan forgiveness covered period, employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. SBA PPP loans carry an interest rate of 1% and have a two-year term (or five years for loans made after June 5, 2020). For loans originated under the SBA’s PPP loan program, interest and principal payment on these loans were originally deferred for six months following the funding date, during which time interest would continue to accrue. On October 7, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”) extended the deferral period for borrower payments of principal, interest, and fees on all SBA PPP loans to the date that the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period). The extension of the deferral period under the Flexibility Act automatically applied to all SBA PPP loans. The Corporation has chosen to support its customers and the communities the Corporation serves by participating in the SBA PPP loan program and, loan modifications in compliance with the provisions of the CARES Act of 2020.

Main Street Lending Program

The Main Street Lending Program (the “MSLP”) is designed to help companies that were in sound financial condition prior to the COVID-19 pandemic to maintain their operations and payroll until conditions normalize. The Federal Reserve Bank of Boston set up the Main Street special purpose vehicle (“Main Street SPV”) to work with the U.S. banking sector to channel credit to small and medium-sized businesses across the country. The U.S. Department of the Treasury has made a $75 billion equity investment in the Main Street SPV, which will support up to $600 billion of lending. Main Street loans are to be made by private financial institutions, which will then sell a 95% participation in each loan to the Main Street SPV pursuant to certain participation-specific documents. The MSLP offers three different secured or unsecured five-year term loan options set at an adjustable rate of LIBOR (one or three month) plus 300 basis points. The MSLP, however, terminated on January 8, 2021.

MSLP principal payments are deferred for two years, and interest payments are deferred for one year. However, unlike PPP loans, Main Street loans are full-recourse loans and not forgivable; the Federal Reserve Board and other governmental entities have expressed in no uncertain terms that loans under the MSLP are not grants.

COVID-Related Regulatory Activities

During 2020, the federal banking agencies took several actions to mitigate the stress on regulated banks resulting from the COVID pandemic. These actions were generally designed to facilitate the ability of banks to provide responsible credit and liquidity to businesses and individuals affected by the COVID pandemic, and mitigate the distorting effects under regulatory capital and other requirements resulting from the pandemic. In addition to the CECL regulatory capital relief discussed above, the banking agencies adopted regulations that, among other things: neutralized the regulatory capital and liquidity effects of banks participating in certain COVID-related Federal Reserve liquidity facilities; deferred appraisal and valuation requirements after the closing of certain residential and commercial real estate transactions; provided temporary relief for banks from the FDIC’s audit and reporting requirements for banks that experienced large cash inflows resulting from participation in the Paycheck Protection Program and other COVID-related facilities, or otherwise resulting from the effects of government stimulus efforts. These regulatory actions were taken in conjunction with federal financial regulatory efforts to encourage banks and other depositories to provide responsible credit and other financial assistance to consumers and small businesses in response to the pandemic.

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

The Banking Law requires every bank to maintain a legal reserve, which shall not be less than 20% of its demand liabilities, except government deposits (federal, state and municipal) that are secured by actual collateral. The reserve is required to be composed of any of the following securities or a combination thereof: (1) legal tender of the United States; (2) checks on banks or trust companies located in any part of Puerto Rico that are to be presented for collection during the day following the day on which they are received; (3) money deposited in other banks provided said deposits are authorized by the Commissioner and subject to immediate collection; (4) federal funds sold to any Federal Reserve Bank and securities purchased under agreements to resell executed by the bank with such funds that are subject to be repaid to the bank on or before the close of the next business day; and (5) any other asset that the Commissioner identifies from time to time.

Section 17 of the Banking Law permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation in an aggregate amount of up to 15% of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings, subject to certain limitations; and (iv) any other components that the Commissioner may determine from time to time. If such loans are secured by collateral worth at least 25% of the amount of the loan, the aggregate maximum amount may reach 33.33% of the sum of the bank’s paid-in capital, reserve fund, 50% of retained earnings, subject to certain limitations, and such other components that the Commissioner may determine from time to time. There are no restrictions under the Banking Law on the amount of loans that may be wholly secured by bonds, securities and other evidences of indebtedness of the government of the United States, or of the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico.

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

The Banking Law requires that Puerto Rico commercial banks prepare each year a balance summary of their operations and submit such balance summary for approval at a regular meeting of stockholders, together with an explanatory report thereon. The Banking Law also requires that at least 10% of the yearly net income of a Puerto Rico commercial bank be credited annually to a reserve fund until such reserve fund is in amount equal to the total paid-in-capital of the bank.

The Banking Law also provides that when the expenditures of a Puerto Rico commercial bank are greater than its receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, charged against the reserve fund, as a reduction thereof. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and no dividend may be declared until said capital has been restored to its original amount and the amount in the reserve fund equals 20% of the original capital.

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

The Finance Board, which is composed of nine members from enumerated Puerto Rico Government agencies, instrumentalities and public corporations, including the Commissioner, has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in Puerto Rico. The current regulations of the Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses, including real estate development loans but excluding certain other personal and commercial loans secured by mortgages on real estate properties, is to be determined by free competition. Accordingly, the regulations do not set a maximum rate for charges on retail installment sales contracts, small loans, and credit card purchases. Furthermore, there is no maximum rate set for installment sales contracts involving motor vehicles, commercial, agricultural and industrial equipment, commercial electric appliances and insurance premiums.

International Banking Center Regulatory Act of Puerto Rico (“IBE Act 52”)

The business and operations of FirstBank International Branch (“FirstBank IBE” or the “IBE division of FirstBank”) and FirstBank Overseas Corporation (the IBE subsidiary of FirstBank) are subject to supervision and regulation by the Commissioner. FirstBank and FirstBank Overseas Corporation were created under Puerto Rico Act 52-1989, as amended, known as the “International Banking Center Regulatory Act” (the IBE Act 52), which provides for total Puerto Rico tax exemption on net income derived by an IBE operating in Puerto Rico on the specific activities identified in the IBE Act 52. An IBE that operates as a unit of a bank pays income taxes at the corporate standard rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income. Under the IBE Act 52, certain sales, encumbrances, assignments, mergers, exchanges or transfers of shares, interests or participation(s) in the capital of an IBE may not be initiated without the prior approval of the Commissioner. The IBE Act 52 and the regulations issued thereunder by the Commissioner (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets located outside of Puerto Rico.

Pursuant to the IBE Act 52 and the IBE Regulations, each of FirstBank IBE and FirstBank Overseas Corporation must maintain in Puerto Rico books and records of its transactions in the ordinary course of business. FirstBank IBE and FirstBank Overseas Corporation are also required thereunder to submit to the Commissioner quarterly and annual reports of their financial condition and results of operations, including annual audited financial statements.

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

Future Legislation and Regulation

Financial legislation and regulation is dynamic in nature, and is subject to regular changes. With the change in presidential administrations and the possible assumption by the Democratic party of control of Congress, legislative and regulatory action of a “reregulatory” nature is possible, although the agenda of the Biden administration on financial services legislative and regulatory matters has not been specifically outlined at this time. Additional consumer protection laws may be enacted, and the FDIC, Federal Reserve and CFPB have adopted, and may adopt in the future, new regulations that address, among other things, banks’ credit card, overdraft, collection, privacy and mortgage lending practices. Similarly, changes in Puerto Rico law or actions by the Commissioner may have an impact on FirstBank’s financial condition and activities. Additional consumer protection regulatory activity is possible in the future.

Any proposals and legislation, if finally adopted and implemented, could change banking laws and our operating environment and that of our subsidiaries in ways that would be substantial and unpredictable. We cannot determine whether such proposals and legislation will be adopted, or the ultimate effect that such proposals and legislation, if enacted, or regulations issued to implement the same, would have upon our financial condition or results of operations.

Puerto Rico Income Taxes

Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is generally not entitled to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, to obtain a tax benefit from a net operating loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry-forward period. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

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

Mortgage Banking Operations

In addition to FDIC and CFPB regulations, FirstBank is subject to the rules and regulations of the FHA, VA, FNMA, FHLMC, GNMA, and the U.S. Department of Housing and Urban Development (“HUD”) with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of MBS. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Moreover, lenders such as FirstBank are required annually to submit audited financial statements to the FHA, VA, FNMA, FHLMC, GNMA and HUD and each regulatory entity has its own financial requirements. FirstBank’s affairs are also subject to supervision and examination by the FHA, VA, FNMA, FHLMC, GNMA and HUD at all times to assure compliance with applicable regulations, policies and procedures. Mortgage origination activities are subject to, among other requirements, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act, and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder that, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. FirstBank is licensed by the Commissioner under the Puerto Rico Mortgage Banking Law, and, as such, is subject to regulation by the Commissioner, with respect to, among other things, licensing requirements and the establishment of maximum origination fees on certain types of mortgage loan products.

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

Item 1A. Risk Factors

There follows a discussion about significant risks and uncertainties that could impact the Corporation’s businesses, results of operations and financial condition, including by causing the Corporation’s actual results to differ materially from those projected in any forward-looking statements. Other risks and uncertainties, including those not currently known to the Corporation or its management and those that the Corporation or its management currently deems to be immaterial, could also affect the Corporation in a materially adverse way in future periods. Thus, the following should not be considered a complete discussion of all of the risks and uncertainties the Corporation may face. See the discussion under “Forward-Looking Statements,” in this Annual Report on Form 10-K.

Risks Related to the BSPR Acquisition

We may not be able to realize the anticipated benefits of the BSPR Acquisition.

Our future growth and profitability depend, in part, on the ability to successfully manage the operations we acquired in the BSPR Acquisition as well as our legacy operations. The success of the BSPR Acquisition will depend on, among other things, the accuracy of our assessment of the quality of the acquired assets, and our ability to realize anticipated cost savings and to integrate the acquired companies in a manner that permits growth opportunities and does not materially disrupt our or the acquired business’s existing customer relationships or result in decreased revenue resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the BSPR Acquisition may not be realized fully or at all or may take longer to realize than expected.

Loans that we acquired in the BSPR Acquisition may be subject to greater than anticipated impairment.

 We have made fair value estimates of certain assets and liabilities in recording the BSPR Acquisition, including loans. Actual values of these loans could differ from our estimates, which could result in the Corporation not achieving the anticipated benefits of the BSPR Acquisition. In addition, BSPR’s loan scoring system was different than ours, and, if the loan portfolio differs from our initial evaluation, we may have to make additional adjustments.

Given the economic conditions in Puerto Rico, we may continue to experience increased credit costs or need to recognize greater than anticipated provisions to increase the ACL on the loans acquired that could adversely affect our financial condition and results of operations in the future.

Our inability to fully integrate BSPR’s business into our operations could adversely affect our operations or results.

 Our future growth and profitability depend on our ability to successfully integrate BSPR’s banking operations into our operations. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls and policies, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts have diverted and could continue to divert management attention and resources, which could adversely affect our operations or results. The loss of key employees in connection with this acquisition could adversely affect our ability to successfully conduct the combined operations. There can be no assurance that any of these executives will choose to continue working with us, or if they do, that we will be able to successfully integrate these executives as part of our management team in the combined business.

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

We have incurred and expect to incur certain one-time restructuring charges in connection with the BSPR Acquisition. The substantial majority of non-recurring expenses resulting from the BSPR Acquisition have consisted, and will continue to consist, of transaction costs related to the acquisition, systems conversion costs, financing arrangements and employment-related costs. We also will incur transaction fees and costs related to formulating and implementing integration plans. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the business integration of the two groups of companies. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies or synergies related to the integration of the businesses should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Risks Relating to the Corporation’s Business

Our level of non-performing assets may adversely affect our future results from operations.

As of December 31, 2020, we continued to have a high level of nonaccrual loans, even though the level decreased by $5.6 million to $205.1 million as of December 31, 2020, or 2.7%, from $210.7 million as of December 31, 2019. Our nonaccrual loans represent approximately 1.73% of our $11.8 billion loan portfolio as of December 31, 2020. In addition, we had a high level of total non-performing assets, even though they decreased by $23.9 million to $293.5 million as of December 31, 2020, or 7.5%, from $317.4 million as of December 31, 2019. If we are unable to effectively maintain the quality of our loan portfolio, our financial condition and results of operations may be materially and adversely affected.

Certain funding sources may not be available to us and our funding sources may prove insufficient and/or costly to replace.

FirstBank relies primarily on customer deposits, the issuance of brokered CDs, and advances from the FHLB of New York to maintain its lending activities and to replace certain maturing liabilities. As of December 31, 2020, we had $216.2 million in brokered CDs outstanding, representing approximately 1% of our total deposits, and a reduction of $218.9 million from the year ended December 31, 2019. Approximately $115.9 million in brokered CDs mature over the twelve months ending December 31, 2021, and the average term to maturity of the retail brokered CDs outstanding as of December 31, 2020 was approximately 1.2 years. None of these CDs are callable at the Corporation’s option.

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

We may determine to seek debt financing in the future to achieve our long-term business objectives. Additional borrowings, if sought, may not be available to us, or if available, may not be on acceptable terms. The availability of additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, our credit ratings and our credit capacity. In addition, the Bank may seek to sell loans as an additional source of liquidity. If additional financing sources are unavailable or are not available on acceptable terms, our profitability and future prospects could be adversely affected.

We depend on cash dividends from FirstBank to meet our cash obligations.

As a holding company, dividends from FirstBank have provided a substantial portion of our cash flow used to service the interest payments on our TRuPs and other obligations. Our banking subsidiary is limited by law in its ability to make dividend payments and other distributions to us based on its earnings and capital position. A failure by our banking subsidiary to generate sufficient cash flow to make dividend payments to us may have a negative impact on our results of operation and financial condition. Also, a failure by the bank holding company to access sufficient liquidity resources to meet all projected cash needs in the ordinary course of business may have a detrimental impact on our financial condition and ability to compete in the market.

Our allowance for credit losses may not be adequate to cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital ratios, financial condition and results of operations.

We are subject, among other things, to the risk of loss from loan defaults and foreclosures with respect to the loans we originate and purchase. We recognize periodic credit loss expenses on loans, which leads to reductions in our income from operations, in order to maintain our ACL on loans at a level that our management deems to be appropriate based upon an assessment of the quality of the loan and lease portfolios. Management may fail to accurately estimate the level of loan and lease losses or may have to increase our credit loss expense on loans in the future as a result of new information regarding existing loans, future increases in nonaccrual loans, foreclosure actions and loan modifications, changes in current and expected economic and other conditions affecting borrowers or for other reasons beyond our control. In addition, the bank regulatory agencies periodically review the adequacy of our ACL on loans and may require an increase in the credit loss expense on loans or the recognition of additional classified loans and loan charge-offs, based on judgments that differ from those of management.

The level of the allowance reflects management’s estimates based upon various assumptions and judgments as to specific credit risks, its evaluation of industry concentrations, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions, unidentified losses inherent in the current loan portfolio and, since the beginning of 2020, reasonable and supportable forecasts. The determination of the appropriate level of the ACL on loans inherently involves a high degree of subjectivity and requires management to make significant estimates and judgments regarding current credit risks and future trends, all of which may undergo material changes. If our estimates prove to be incorrect, our ACL on loans may not be sufficient to cover losses in our loan portfolio and our credit loss expense on loans could increase substantially.

The negative economic conditions arising from the COVID-19 pandemic adversely impacted our financial results during 2020 in various respects, including by requiring that we increase our provision for credit losses due to the deterioration on forecasted macroeconomic variables. Although management makes qualitative adjustments to determine an appropriate level of the ACL, changes in macroeconomic variables considered for the reasonable and supportable forecasts, including as a result of the COVID-19 pandemic, may continue to cause significant quarter-to-quarter volatility in loss provisions, and have a significant negative effect on the ACL.

Any such increases in our credit loss expense on loans or any loan losses in excess of our ACL on loans could have a material adverse effect on our future capital ratios, financial condition and results of operations.

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

As of December 31, 2020, we had an ACL on available-for sale debt securities of $1.3 million and an ACL on held-to-maturity debt securities of $8.8 million. Prior to the adoption of CECL on January 1, 2020, credit-related impairment recognized in earnings was reported as part of net gain (loss) on investment securities, rather than as a provision for credit losses, in the consolidated statements of income. For the years ended December 31, 2018 and 2019, we recognized a total of $50 thousand and $0.5 million, respectively, in other-than-temporary impairments. To the extent that any portion of the unrealized or unrecognized losses in our investment securities portfolio of approximately $14.3 million as of December 31, 2020 is determined to be related to credit factors, we would recognize a charge to earnings through a provision for credit losses in the quarter during which such determination is made and capital ratios could be adversely affected. Even if we do not determine that the unrealized losses associated with this portfolio is related to credit factors, increases in unrealized losses on available-for-sale securities adversely affect our tangible common equity ratio, which may adversely affect credit rating agency and investor sentiment towards us. Any negative perception also may adversely affect our ability to access the capital or credit markets or might increase our cost of capital. Valuation and credit loss determinations will continue to be affected by external market factors including default rates, severity rates and macro-economic factors.

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

A loan that does not comply with the representations and warranties that we make may take longer to sell, may impact our ability to obtain third-party financing for the loan, and may not be saleable or may be saleable only at a significant discount. If such a loan is sold before we detect non-compliance, we may be obligated to repurchase the loan and bear any associated loss directly, or we may be obligated to indemnify the purchaser against any loss, either of which could reduce our cash available for operations and liquidity. Management believes that it has established controls to ensure that loans are originated in accordance with the secondary market’s requirements, but certain employees may make mistakes or may deliberately violate our lending policies.

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

We may also be subject to disruptions from external events, such as the recent cybersecurity incident that we experienced on October 23, 2020, that are wholly or partially beyond our control, which could cause delays or disruptions to operational functions, including information processing and financial market settlement functions. In addition, our customers, vendors and counterparties could suffer from such events. Should these events affect us, or the customers, vendors or counterparties with which we conduct business, our consolidated results of operations could be negatively affected. When we record balance sheet reserves for probable loss contingencies related to operational losses, we may be unable to accurately estimate our potential exposure, and any reserves we establish to cover operational losses may not be sufficient to cover our actual financial exposure, which may have a material impact on our consolidated results of operations or financial condition for the periods in which we recognize the losses.

Our businesses may be adversely affected by litigation.

We have, in the past, been party to claims and legal actions by our customers, or subject to regulatory supervisory actions by the government on behalf of customers, relating to our performance of fiduciary or contractual responsibilities. In the past, we have also been subject to securities class action litigation by our shareholders and we have also faced employment lawsuits and other legal claims. In any future claims or actions, demands for substantial monetary damages may be asserted against us, resulting in financial liability or an adverse effect on our reputation among investors or on customer demand for our products and services. A securities class action suit against us in the future could result in substantial costs, potential liabilities and the diversion of management’s attention and resources. We may be unable to accurately estimate our exposure to litigation risk when we record balance sheet reserves for probable loss contingencies. As a result, reserves we establish to cover any settlements or judgements may not be sufficient to cover our actual financial exposure, which has occurred in the past and may occur in the future, resulting in a material adverse impact on our consolidated results of operations or financial condition.

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

The resolution of legal actions or regulatory matters, when unfavorable, has had, and could in the future have, a material adverse effect on our consolidated results of operations for the quarter in which such actions or matters are resolved or a reserve is established.

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

Our financial statements are subject to the application of U.S. Generally Accepted Accounting Principles (“GAAP”), which are periodically revised and expanded. Accordingly, from time to time, we are required to adopt new or revised accounting standards issued by the Financial Accounting Standards Board (“FASB”). Changes to financial accounting or reporting standards or interpretations, whether promulgated or required by the FASB or regulators, could also present operational challenges and could require the Corporation to change certain of the assumptions or estimates it previously used in preparing its financial statements, which could negatively impact how it records and reports its financial condition and results of operations generally and/or with respect to particular businesses. For additional information on the key areas for which assumptions and estimates are used in preparing the Corporation’s financial statements, see Note 1 - Nature of Business and Summary of Significant Accounting Policies of the consolidated financial statements included in Item 8 of this Form 10-K.

Any impairment of our goodwill or other intangible assets may adversely affect our operating results.

If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings. Under GAAP, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

Goodwill and other intangible assets are tested for impairment on an annual basis, and more frequently if events or circumstances lead management to believe the values of goodwill or other intangibles may be impaired. Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include reduced future cash flow estimates and slower growth rates in the industry.

Based upon an annual comparison, if the estimated fair value of a reporting units exceeds its carrying value, the goodwill impairment evaluation process requires us to make a qualitative assessment of events and circumstances that may affect the fair value of the reporting unit. Actual values may differ significantly from this assessment. Such differences could result in future impairment of goodwill that would, in turn, negatively impact our results of operations and the reporting unit to which the goodwill relates. Given the volatility in economic conditions and equity markets observed during 2020, triggered by the outbreak of the COVID-19 pandemic, the Corporation performed qualitative assessments during the first three quarters of 2020 to determine whether the continued effects of the COVID-19 pandemic constituted a triggering event that would indicate that it was more likely than not that the fair value of the Florida reporting unit was impaired. The Corporation concluded that the COVID-19 event was not a triggering event that required the performance of a quantitative test. With respect to the test for impairment of the goodwill of the Florida reporting unit for 2020, the Corporation bypassed the qualitative assessment and performed a quantitative analysis. Based on analyses under both the market and discounted cash flow approaches, the estimated fair value of the Florida reporting unit well exceeded the carrying amount of the entity, including goodwill as of the evaluation date. As of December 31, 2020, the book value of our goodwill was $38.6 million, which was recorded at the Bank. With respect to the BSPR acquisition, the Corporation concluded that there had been no significant events since the acquisition date related to the reporting units to which the goodwill recorded in connection wit the acquisition was allocated that could indicate potential goodwill impairment.

If an impairment determination is made in a future reporting period, our earnings and book value of goodwill will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our Common Stock, or our regulatory capital levels, but such an impairment loss could significantly reduce the Banks’ earnings and thereby restrict the Bank’s ability to make dividend payments to us without prior regulatory approval, because Federal Reserve policy states that the bank holding company dividends should be paid from current earnings.

Recognition of deferred tax assets is dependent upon the generation of future taxable income by the Bank.

As of December 31, 2020, the Corporation had a deferred tax asset of $329.3 million (net of a valuation allowance of $102.0 million, including a valuation allowance of $59.9 million against the deferred tax assets of the Corporation’s banking subsidiary FirstBank). Under Puerto Rico law, the Corporation and its subsidiaries, including FirstBank, are treated as separate taxable entities and are not entitled to file consolidated tax returns. Accordingly, to obtain a tax benefit from NOLs, a particular subsidiary must be able to demonstrate sufficient taxable income. To obtain the full benefit of the applicable deferred tax asset attributable to NOLs, FirstBank must have sufficient taxable income within the applicable carryforward period. Pursuant to the 2011 PR Code, the carryforward period for NOLs incurred during taxable years that commenced after December 31, 2004 and ended before January 1, 2013 is 12 years; for NOLs incurred during taxable years commencing after December 31, 2012, the carryover period is 10 years. Accounting for income taxes requires that companies assess whether a valuation allowance should be recorded against their deferred tax asset based on an assessment of the amount of the deferred tax asset that is more likely than not to be realized. Due to significant estimates utilized in determining the valuation allowance and the potential for changes in facts and circumstances, in the future, the Corporation may not be able to reverse the remaining valuation allowance or may need to increase its current deferred tax asset valuation allowance.

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

Changes in the tax laws of multiple jurisdictions can materially affect our operations, tax obligations and effective tax rate.

First BanCorp. is subject to Puerto Rico income tax on its income from all sources. FirstBank is treated as a foreign corporation for U.S. and USVI income tax purposes and is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those regions. The USVI jurisdiction imposes income taxes based on the U.S. Internal Revenue Code under the “mirror system” established by the Naval Service Appropriations Act of 1922. However, the USVI jurisdiction also imposes an additional 10% surtax on the USVI tax liability, if any.

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

Our ability to use our net operating loss (“NOL”) carryforwards may be limited.

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

The CARES Act of 2020 includes several provisions to stimulate the U.S. economy in the midst of the COVID-19 pandemic. Among these are tax provisions that temporarily modified the taxable income limitations for NOL usage to offset future taxable income, NOL carryback provisions and other related income and non-income based tax laws. The Corporation has evaluated such provisions and determined that the impact of the CARES Act of 2020 on the income tax provision and deferred tax assets as of December 31, 2020 was not significant.

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

Risks Relating to Technology and Cybersecurity

We must respond to rapid technological changes, and these changes may be more difficult or expensive than anticipated. We may also be negatively affected if we fail to identify and address operational risks associated with the introduction of or changes to products and services.

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

When we launch a new product or service, introduce a new platform for the delivery or distribution of products or services (including mobile connectivity and cloud computing), or make changes to an existing product or service, we may not fully appreciate or identify new operational risks that may arise from those changes, or we may fail to implement adequate controls to mitigate the risks associated with those changes. Significant failure in this regard could diminish our ability to operate our business or result in potential liability to our customers and third parties, increased operating expenses, weaker competitive standing, and significant reputational, legal and regulatory costs. Any of the foregoing consequences could materially and adversely affect our businesses and results of operations.

Our operational or security systems or infrastructure, or those of third parties, could fail or be breached, as occurred in the recent cybersecurity incident we experienced on October 23, 2020. Any such future incidents could potentially disrupt our business and adversely impact our results of operations, liquidity, and financial condition, as well as cause legal or reputational harm.

The potential for operational risk exposure exists throughout our business and, as a result of our interactions with, and reliance on, third parties, is not limited to our own internal operational functions. Our operational and security systems and infrastructure, including our computer systems, data management, and internal processes, as well as those of third parties, are integral to our performance. We rely on our employees and third parties in our day-to-day and ongoing operations, who may, as a result of human error, misconduct, malfeasance or failure, or breach of our or of third-party systems or infrastructure, expose us to risk.

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

We frequently update our systems to support our operations and growth and to remain compliant with applicable laws, rules, and regulations. In addition, we review and strengthen our security systems in response to any cyber incident. Such strengthening entails significant costs and risks associated with implementing new systems and integrating them with existing ones, including potential business interruptions and the risk that this strengthening may not be one-hundred percent effective. Implementation and testing of controls related to our computer systems, security monitoring, and retaining and training personnel required to operate our systems also entail significant costs. Such operational risk exposures could adversely impact our operations, liquidity, and financial condition, as well as cause reputational harm. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption.

Further, third parties perform key aspects of our business operations, such as data processing, information security, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While we believe that we have selected these third-party vendors carefully, we do not control their actions. Any significant problems caused by these third parties could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. For example, adverse impacts may arise from a vendor’s failure to: maintain consistently available communication systems, handle current or higher volumes, provide services for any reason, or notify us of an adverse event. A vendor’s poor performance of services may also impact operations. Additionally, if a third-party vendor obtains access to customer account data on our systems, and that party experiences a cyberbreach of its own systems or misappropriates that data, this could result in a variety of negative outcomes for the Corporation and our customers, including heightened risk that external parties will be able to execute fraudulent transactions using our systems, losses from fraudulent transactions, as well as potential liability for such losses, increased operational costs to remediate the consequences of the third-party vendor’s security breach and harm to the Corporation’s reputation arising from the perception that our systems may not be secure. In addition, financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an inherent risk to our business operations.

Cyber-attacks, system risks and data protection breaches could adversely affect our ability to conduct business, manage our exposure to risk or expand our business, result in the disclosure or misuse of confidential or proprietary information, increase our costs to maintain and update our operational and security systems and infrastructure, and present significant reputational, legal and regulatory costs.

Our business is highly dependent on the security, controls and efficacy of our infrastructure, computer and data management systems, as well as those of our customers, suppliers, and other third parties. To access our network, products and services, our employees, customers, suppliers, and other third parties, including downstream service providers, the financial services industry and financial data aggregators, with whom we interact, on whom we rely or who have access to our customers' personal or account information, increasingly use personal mobile devices or computing devices that are outside of our network and control environments and are subject to their own cybersecurity risks. Our business relies on effective access management and the secure collection, processing, transmission, storage and retrieval of confidential, proprietary, personal and other information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties.

Information security risks for financial institutions have significantly increased in recent years, especially given the increasing sophistication and activities of organized computer criminals, hackers, and terrorists and our expansion of online customer services to better meet our customer’s needs. These threats may derive from fraud or malice on the part of our employees or third-party providers, or may result from human error or accidental technological failure. These threats include cyber-attacks, such as computer viruses, malicious or destructive code, phishing attacks, denial of service attacks or other security breach tactics that could result in the unauthorized release, gathering, monitoring, misuse, loss, destruction or theft of confidential, proprietary and other information, including intellectual property, of ours, our employees, our customers or of third parties, damages to systems, or otherwise material disruption to our or our customers’ or other third parties’ network access or business operations, both domestically and internationally.

On October 23, 2020, we experienced a cybersecurity incident that affected certain of the Corporation’s service channels. As a result of the incident and the security protocols that we activated to protect the Corporation’s information and that of its customers, certain bank services were temporarily suspended for our customers. We restored normal operations shortly thereafter and did not experience any material day-to-day impact from the temporary suspension. The investigation into the incident is substantially complete and no evidence of misuse of personal information has been identified. While we expect to send regulatory-required notices, in accordance with local laws, related to potential exposure of personal information of affected individuals, we believe that the incident has been contained and we do not expect the incident to have a material impact on our business, operations or financial condition. Nevertheless, there can be no guarantee that we will not experience material adverse effects, such as loss of customer confidence, further disruptions in our operations, or remediation, mitigation, compliance or legal costs.

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

Future attacks or breaches could lead to other security breaches of the networks, systems or devices that our customers use to access our integrated products and services, which, in turn, could result in unauthorized disclosure, release, gathering, monitoring, misuse, loss or destruction of confidential, proprietary and other information (including account data information) or data security compromises. As cyber threats continue to evolve, we may be required to expend significant additional resources to modify or enhance our protective measures, investigate and remediate any information security vulnerabilities or incidents and develop our capabilities to respond and recover. Cyber threats are rapidly changing, and despite substantial efforts to protect the integrity of our systems and implement controls, processes, policies and other protective measures, we may not be able to anticipate future cyber-attacks or information or security breaches, nor may we be able to implement effective preventive or defensive measures to address such attacks or breaches. The extent of a particular cyberattack and the steps that the Corporation may need to take to investigate such attack may not be immediately clear, and it could take considerable additional time for us to determine the scope, extent, amount, and type of information compromised, at which time the impact on the Corporation and measures to recover and restore to a business as usual state may be difficult to assess. These factors may also inhibit our ability to provide full and reliable information about the cyberattack to our customers, third-party vendors and regulators, as well as the public. Even the most advanced internal control environment is vulnerable to compromise. Internal access management failures could result in the compromise or unauthorized exposure of confidential data. Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent.

A successful penetration or circumvention of our system security, such as from the incident we recently experienced, could cause us serious negative consequences. These include the following potential future risks: loss of customers and business opportunities; costs associated with maintaining business relationships after an attack or breach; business or operational disruption; disruptions of new business opportunities; misappropriation, exposure, or destruction of our confidential information, intellectual property, funds, and/or those of our customers; and damage to our or our customers’ and/or third parties’ computers or systems. In addition, these adverse consequences could result in the following legal risks: a violation of applicable data protection and privacy laws, including federal and state regulations, and other laws; litigation exposure; regulatory investigations or actions; fines, penalties or interventions; loss of confidence in our security measures; reputational damage; reimbursement or other compensatory costs; and additional compliance costs.

Any of these adverse consequences could adversely impact our results of operations, liquidity and financial condition. In addition, the Corporation carries insurance, including cyber insurance, which it believes to be commensurate with its size and the nature of its operations. Despite our current evaluation and preparation, our insurance policies may not be adequate to compensate us for the potential costs and other losses arising from cyber attacks, failures of information technology systems, or security breaches, and such insurance policies may not be available to us in the future on economically reasonable terms, or at all.

Risks Relating to the Business Environment and Our Industry

The currently evolving situation related to the coronavirus disease (COVID-19) pandemic has had a material adverse effect and may continue to have a materially adverse effect on the Corporation’s business, financial condition and results of operations.

On March 11, 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and, since then, COVID-19 has spread widely to many countries and caused significant disruption in economic activity, including in the markets in which the Corporation operates. In response to the COVID-19 pandemic, on March 15, 2020, Puerto Rico’s Governor issued several executive orders including, among other things, a stay-at-home mandate, the lockdown of non-essential businesses, nightly curfew, use of protective equipment, such as face masks, maintenance of a distance of at least six feet between citizens and limitations for travelers entering Puerto Rico. While the Puerto Rico government has since implemented a gradual reopening plan and substantially all parts of the economy of Puerto Rico have reopened, guidelines continue to affect how individuals interact and how businesses and government operate and, the operations and financial results of the Corporation have been and could continue to be adversely affected. Most industries have and will experience adverse impacts as a result of the COVID-19 pandemic, such as the hospitality, office and retail real estate industries. The Corporation’s exposure to these industries represented approximately 28% of the total construction and commercial loan portfolio as of December 31, 2020.

The Corporation’s businesses in the other jurisdictions in which it operates have also been adversely affected by the COVID-19 pandemic. On March 26, 2020, Florida’s Governor issued a stay-at-home order, and the state began to reopen essential operations through a phase-in process on May 4, 2020. On September 25, 2020, the state of Florida moved into the third and final phase of its reopening plan that essentially lifted all COVID-19 restrictions on restaurants and other businesses across the state. Additionally, in the USVI, the government issued a stay-at-home order on March 23, 2020, which was subsequently extended until May 3, 2020. The USVI tourism-based economy reopened its borders for a second time on September 19, 2020, allowing access to both U.S. citizens and international tourists. The USVI in now in their “Safer at Home” phase of its COVID-19 path to a new normal, meaning that nonessential businesses can operate. In the BVI, the borders were closed to tourism for approximately nine months in 2020 and the BVI was among the last jurisdictions in the Caribbean to reopen its borders to commercial air traffic. On December 1, 2020, the government began its third phase in the border reopening process allowing international travel and the re-opening of the tourism industry albeit with strict restrictions in place, including multiple tests and full four-day quarantine. Additionally, seaports in the BVI remain closed and are set to reopen on March 1st, 2021.

Financial results for year ended December 31, 2020 were adversely affected by, among other things, a $171.0 million provision for credit losses. While the reserves required for non-PCD loans acquired in the BSPR acquisition resulted in a $38.9 million charge, the remaining charges to the provision were largely related to the effect of the COVID-19 pandemic on forecasted economic and market conditions. In addition, the various stay-at-home and lockdown orders resulted in reductions in the Corporation’s transaction fee income, such as that from credit and debit cards, automated teller machines, and point-of-sale transactions, and an increase in deposit balances resulting from stimulus benefits received by customers, which requires the Corporation to maintain higher liquidity levels. Further, the Corporation implemented payment deferral programs to alleviate the hardships being experienced by the Corporation’s borrowers during the COVID-19 pandemic.

In light of the effects of the COVID-19 pandemic on the economy and market conditions, the U.S. government and local governments have enacted stimulus packages and other programs and forms of relief, such as the SBA PPP program established by the CARES Act of 2020. It is possible that governments, regulatory authorities and central banks will implement additional stimulus packages or other programs or forms of relief. Loans that the Corporation grants under the SBA PPP are at below market interest rates, contributing to a reduction in the Corporation’s net interest margin. There can be no guarantee of the effect that existing or any future such regulatory actions will have on the Corporation, its customers or the economy. The Corporation’s participation in the SBA PPP and any other such programs or stimulus packages may give rise to claims, including by governments, regulators or customers or through class action lawsuits, or judgments against the Corporation that may result in the payment of damages or the imposition of fines, penalties or restrictions by regulatory authorities, or result in reputational harm. The occurrence of any of the foregoing could have a material adverse effect on the Corporation’s results of operations or financial condition.

 Depending upon the severity and duration of COVID-19’s impact or the success of any COVID-19 vaccination programs, it is possible that the pandemic may lead to a prolonged economic downturn. If that should occur, the pandemic will likely continue to have an adverse effect on the Corporation by, among other things, altering consumers’ spending, borrowing and saving habits and reducing investor confidence, increasing the probability of default on existing loans and any new loan issuances or additional loan modifications, decreasing demand for the Corporation’s products and services, increasing volatility in the financial markets and lowering interest rates, all of which would result in lower revenues and earnings and adversely affect the Corporation’s cash flow. Moreover, it is also possible that U.S. government and international banking regulatory authorities will implement additional or more stringent regulations on financial institutions, such as by increasing capital or leverage ratio requirements. The continuance or exacerbation of any of these factors could materially adversely affect our liquidity, net income, credit qualities, credit losses, availability of and access to funding sources, and overall results of operations or financial condition.

The Corporation’s credit quality and the value of our portfolio of Puerto Rico government securities has been and in the future may be adversely affected by Puerto Rico’s economic condition, and may be affected by actions taken by the Puerto Rico government or the PROMESA oversight board to address the ongoing fiscal and economic challenges in Puerto Rico.

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006. Based on the most recent fiscal plan certified by the PROMESA oversight board on May 27, 2020, Puerto Rico’s real GNP is estimated to have contracted by 4.0% in fiscal year 2020 with a limited recovery of 0.5% in the fiscal year of 2021, followed by negative real GNP growth in fiscal years 2022 and 2023 supported by the federal and local relief funds related to the COVID-19 pandemic, Hurricanes Irma and Maria, and earthquakes. However, as stated in the certified fiscal plan, there remains considerable uncertainty about the ultimate duration and magnitude of the pandemic and thus the size of the economic losses. The certified fiscal plan estimated that over 401,000 Puerto Rico residents (including self-employed residents) would file for unemployment due to the COVID-19 pandemic with unemployment claims beginning to decline in June 2020 through fiscal year 2021, however, unemployment levels at the end of fiscal year 2021 were projected to be five percentage points higher than at the onset of the COVID-19 pandemic.

The certified fiscal plan accounts for the impact of federal funds granted through several government programs, including the CARES Act of 2020 and a $787 million local package of direct assistance to workers and businesses (the “Puerto Rico COVID-19 Stimulus Package”), which disbursements were forecasted to occur between fiscal year 2020 and fiscal year 2021. Several U.S. government programs (the principal being the CARES Act of 2020) are estimated to provide aid to Puerto Rico and its residents of approximately $13.9 billion, which are primarily allocated for direct payments to Puerto Rico residents ($3.0 billion), relief to state and local governments ($2.2 billion), additional unemployment benefits ($3.5 billion) and the SBA PPP program ($1.7 billion). Similar to previous versions, the certified fiscal plan provides a roadmap for a series of fiscal and structural reforms in areas such as: (i) human capital and labor; (ii) ease of doing business; (iii) power sector reform; and (iv) infrastructure reform, and other fiscal measures; however, the certified fiscal plan provides a one-year delay in most categories of government rightsizing to allow the government to focus its efforts on implementation of efficiency reforms.

Despite the overall fiscal and structural reforms, as well as the economic stimulus created by these packages, the certified fiscal plan forecasts a central government pre-contractual debt service deficit starting in fiscal year 2032, six years earlier than the previous certified fiscal plan projection, and a total primary surplus of about $8 billion between fiscal years 2020 and 2032, a 65% reduction when compared to the previous certified fiscal plan figure of $23 billion. However, before measures and structural reforms (i.e., the “baseline forecast”), the certified plan estimates a pre-contractual debt service deficit for all years of the certified fiscal plan. The Government of Puerto Rico is expected to submit a revised Fiscal Plan to the PROMESA oversight board for review by February 20, 2021. This plan is anticipated to take into consideration the latest pandemic relief funding announcements.

As of December 31, 2020, the Corporation had $394.8 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $204.5 million as of December 31, 2019. As of December 31, 2020, approximately $201.5 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, and $133.9 million consisted of municipal revenue and special obligation bonds. Approximately 70% of the Corporation’s exposure to Puerto Rico municipalities consisted primarily of senior priority obligations concentrated in four of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. During the second quarter of 2019, the PROMESA oversight board announced the designation of the Commonwealth’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, but the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from the COVID-19 pandemic, as well as expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal problems and measures included in fiscal plans of other government entities. In addition to municipalities, the total direct exposure also included $13.6 million in loans to an affiliate of PREPA, $41.8 million in loans to an agency of the Puerto Rico central government, and obligations of the Puerto Rico government, specifically a residential pass-through MBS issued by the PRHFA, at an amortized cost of $4.0 million as part of its available-for-sale investment securities portfolio (fair value of $2.9 million as of December 31, 2020).

In addition, as of December 31, 2020, the Corporation had $106.5 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, compared to $106.9 million as of December 31, 2019. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently released audited financial statements of the PRHFA, as of June 30, 2016, the PRHFA’s mortgage loans insurance program covered loans in an aggregate amount of approximately $576 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

As of December 31, 2020, the Corporation had $1.8 billion of public sector deposits in Puerto Rico, compared to $826.9 million as of December 31, 2019. Approximately 23% of the public sector deposits as of December 31, 2020 is from municipalities and municipal agencies in Puerto Rico and 77% is from public corporations, the central government and agencies, and U.S. federal government agencies in Puerto Rico.

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

Given that most of our business is in Puerto Rico and the U.S. and given the degree of interrelation between Puerto Rico’s economy and that of the U.S., we are exposed to downturns in the U.S. economy, including factors such as unemployment and underemployment levels in the U.S. and real estate valuations. The deterioration of these conditions adversely affected us in the past and, in the future could adversely affect the credit performance of mortgage loans, and result in significant write-downs of asset values by financial institutions, including government-sponsored entities as well as major commercial banks and investment banks.

In particular, we may face the following risks:

• Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite the loans become less predictive of future behaviors.

• The models used to estimate losses inherent in the credit exposure, particularly those under CECL, which took effect on January 1, 2020, require difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the borrowers to repay their loans, which may no longer be capable of accurate estimation and which may, in turn, impact the reliability of the models.

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

Additionally, the residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. During periods of rising interest rates, the refinancing of many mortgage products tends to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values.

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

Continuation of the economic slowdown and decline in the U.S. Virgin Islands and British Virgin Islands could continue to harm our results of operations.

For many years, the USVI has been experiencing a number of fiscal and economic challenges that have deteriorated the overall financial and economic conditions in the area. According to the United States Bureau of Economic Analysis (“BEA”), real gross domestic product (“GDP”) estimates show that the economy grew by 1.5% in 2018 after contracting at a compounded annual rate of 1.2% between 2012 and 2017. Growth in 2018 was primarily driven by consumer spending, private fixed investment and government spending, reflecting the influx of federal disaster recovery funding in the aftermath of the two major hurricanes in 2017. Although the USVI government expects this expansionary trend to be reflected in the 2019 GDP estimates, the external economic threat posed by the COVID-19 pandemic may adversely affect growth in the short term. According to the USVI government, the results of a COVID-19 pandemic plan and other fiscal policy changes will not be evident until much later in fiscal year 2021 and beyond.

Similar to Puerto Rico, the USVI government has been processing stimulus checks and unemployment compensation checks. According to information published by the USVI government, as of January 31, 2021, the government had issued 52,908 unemployment insurance checks and an additional 29,348 Federal Pandemic Unemployment Compensation checks, totaling approximately $93.6 million. In addition, as of January 31, 2021, the Virgin Islands Department of Labor had issued $13.1 million in Pandemic Unemployment Assistance to self-employed individuals. Furthermore, as of August 8, 2020, the government announced that 2,057 applications from Virgin Islands businesses have been approved for the SBA PPP, totaling more than $126.4 million.

On February 21, 2020, Moody’s Investor Services (“Moody’s”) announced the completion of its periodic review of ratings of the Virgin Islands Water and Power Authority (“VI WAPA”). The Caa2 senior electric revenue bonds rating is constrained by VI WAPA’s limited unrestricted liquidity sources and unsustainable debt load, including its substantial unfunded pension liabilities, according to the rating agency. On May 28, 2020, Moody’s announced the completion of its periodic rating review of the USVI government. Despite the recent improvement in the government’s liquidity and short-term financial position, the Caa3 rating reflects the risk that the reemergence of a significant structural deficit, combined with the expected insolvency of the Government Employees’ Retirement System (“GERS”), will lead the government to restructure its debt.

On September 28, 2020, the Governor of the U.S. Virgin Islands announced that the $1 billion Internal Revenue Matching Fund securitization transaction had been suspended. On December 21, 2020, Governor Albert Bryan Jr. announced the call of the 33rd Legislature back into Special Session to re-address his proposal to refinance the Government of the Virgin Islands’ debt to obtain a better interest rate and generate funds from the savings that can be used to shore up the GERS or any other use for the funds that the Senate chooses.

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

As of December 31, 2020, the Corporation had $61.8 million in loans to USVI government instrumentalities and public corporations, compared to $64.1 million as of December 31, 2019. Of the amount outstanding as of December 31, 2020, public corporations of the USVI owed approximately $38.6 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of December 31, 2020, all loans were currently performing and up to date on principal and interest payments.

With respect to the BVI region, the government has indicated that the economic impact of the COVID-19 pandemic is felt most strongly in the tourism sector, which accounts for roughly one third of its GDP. Recent reports published by the BVI government projects a GDP decline of 13% to 17% in 2020, given the prevailing conditions in the tourism sector. In the BVI, the borders were closed to tourism for approximately nine months in 2020 and was among the last to reopen its border to commercial air traffic. On December 1, 2020, the government began its third phase in the border reopening process allowing international travel and the re-opening of the tourism industry albeit with strict restrictions in place, including multiple tests and a mandatory four-day quarantine. Additionally, seaports in the BVI remain closed and are set to reopen on March 1, 2021. As of December 31, 2020, the Corporation had loans totaling $151.0 million with exposure to the BVI region, primarily residential mortgage and commercial mortgage loans, of which $16.4 million are in nonaccrual status.

Further deterioration in economic conditions could adversely affect our business, financial condition, liquidity, results of operations and capital position.

Credit quality may result in additional losses.

The quality of our loans has continued to be under pressure as a result of continued recessionary conditions in the Puerto Rico region that have led to, among other things, high unemployment levels, low absorption rates for new residential construction projects and declines in property values. Our business depends on the creditworthiness of our customers and counterparties and the value of the assets securing our loans or underlying our investments. A material decrease in the credit quality of the customer base or material changes in the risk profile of a market, industry or group of customers could materially and adversely affect our business, financial condition, allowance levels, asset impairments, liquidity, capital and results of operations.

We had a commercial and construction loan portfolio held for investment in the amount of $5.6 billion as of December 31, 2020. Due to their nature, these loans entail a higher credit risk than consumer and residential mortgage loans, since they are larger in size, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. Furthermore, given the slowdown in the real estate market, it may be difficult to dispose of the properties securing these loans upon any foreclosure of the properties. We may incur losses over the near term, either because of continued deterioration in the quality of loans or because of sales of problem loans, which would likely accelerate the recognition of losses. Any such losses could adversely impact our overall financial performance and results of operations.

Changes in collateral values of properties located in stagnant or distressed economies may require increased reserves.

Further deterioration of the value of real estate collateral securing our construction, commercial and residential mortgage loan portfolios, whether located in Puerto Rico or elsewhere, would result in increased credit losses. As of December 31, 2020, approximately 2%, 19% and 30% of our loan portfolio held for investment consisted of construction, commercial mortgage and residential real estate loans, respectively.

Whether the collateral that underlies our loans is located in Puerto Rico, the USVI, the BVI, or the U.S. mainland, the performance of our loan portfolio and the collateral value backing the transactions are dependent upon the performance of, and conditions within, each specific real estate market. Puerto Rico, where most of the collateral is located, has been in an economic recession since 2006. Sustained weak economic conditions that have affected Puerto Rico over the last several years have resulted in declines in collateral values. Construction and commercial loans, mostly secured by commercial and residential real estate properties, entail a higher credit risk than consumer and residential mortgage loans since they are larger in size, may have less collateral coverage, concentrate more risk in a single borrower and are generally more sensitive to economic downturns. As of December 31, 2020, our commercial mortgage and construction real estate loans held for investment in Puerto Rico amounted to $1.9 billion, or 76% of the total $2.4 billion commercial mortgage and construction real estate loan portfolios, which constituted 21% of the total loan portfolio held for investment.

We measure credit losses for collateral dependent loans based on the fair value of the collateral, which is generally obtained from appraisals, adjusted for undiscounted selling costs as appropriate. Updated appraisals are obtained when we determine that loans are collateral dependent and are updated annually thereafter. In addition, appraisals are also obtained for certain residential mortgage loans on a spot basis based on specific characteristics, such as delinquency levels, and age of the appraisal. The appraised value of the collateral may decrease, or we may not be able to recover collateral at its appraised value. A significant decline in collateral valuations for collateral dependent loans has required and, in the future, may require, increases in our credit loss expense on loans. Any such increase would have an adverse effect on our future financial condition and results of operations.

Interest rate shifts, such as increases in interest rates may reduce demand for mortgage and other loans, may reduce net interest income.

Shifts in short-term interest rates have reduced net interest income in the past and, in the future, may reduce net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. Differences in the re-pricing structure of our assets and liabilities may result in changes in our profits when interest rates change. For instance, higher interest rates increase the cost of mortgage and other loans to consumers and businesses and may reduce future demand for such loans, which may negatively impact our profits by reducing the amount of loan interest income due to declines in volume.

Additionally, basis risk is the risk of adverse consequences resulting from unequal changes in the difference, also referred to as the “spread” or basis, between the rates for two or more different instruments with the same maturity and occurs when market rates for different financial instruments or the indices used to price assets and liabilities change at different times or by different amounts. For example, the interest expense for liability instruments might not change by the same amount as interest income received from loans or investments. To the extent that the interest rates on loans and borrowings change at different rates and by different amounts, the margin between our variable rate-based assets and the cost of the interest-bearing liabilities might be compressed and adversely affect net interest income.

Accelerated prepayments may adversely affect net interest income.

In general, fixed-income portfolio yields decrease if pre-payment amounts are invested at lower rates. Net interest income could also be affected by prepayments of MBS. Acceleration in the prepayments of MBS would lower yields on these securities, as the amortization of premiums paid upon the acquisition of these securities would accelerate. Conversely, acceleration in the prepayments of MBS would increase yields on securities purchased at a discount, as the accretion of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by our investment in callable securities because decreases in interest rates might prompt the early redemption of such securities.

The discontinuation of LIBOR after 2021 could adversely affect the interest rates we pay or receive, could prompt regulatory questions, result in costly disputes about relevant alternative interest rates and require costly systems and analytics changes.

In July 2017, the United Kingdom’s Financial Conduct Authority (the “FCA”), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit information to the administrator of LIBOR after 2021. The announcement indicated that the continuation of LIBOR on the current basis is not assured after 2021. In December 2020, the ICE Benchmark Administration (“IBA”), which is LIBOR’s administrator, released a consultation that requested feedback on its intention to cease the publication of 1-Week and 2-Month USD LIBOR on December 31, 2021 and the Overnight, and 1, 3, 6, and 12 Month USD LIBOR on June 30, 2023. The consultation was open for feedback until January 25, 2021, and the IBA will provide the feedback results to the FCA and publish a feedback statement.

Significant amounts of loans, mortgages, securities, derivatives and other financial instruments are referenced to LIBOR, and any inability of market participants and regulators to successfully introduce benchmark rates to replace LIBOR and implement effective transitional arrangements to address the discontinuation of LIBOR could result in disruption in the financial markets. Therefore, regulators and market participants in various jurisdictions have been working to recommend alternative rates to LIBOR for each respective currency that are compliant with the International Organization of Securities Commission’s standards for transaction-based benchmarks. In the U.S., a group of market participants convened by the Federal Reserve, the Alternative Reference Rate Committee (“AARC”), identified the Secured Overnight Financing Rate (“SOFR”) as its recommended alternative to LIBOR. The Federal Reserve started to publish the SOFR in April 2018. The SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities in the repurchase agreement market. During 2021, the ARRC plans to develop a SOFR reference rate term structure as liquidity increases in the SOFR derivatives market. At this time, it is uncertain whether SOFR will become the alternative reference rate to LIBOR. The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

• Adversely affect the interest rates received or paid on, the revenue and expenses associated with or the value of the Corporation’s LIBOR-based assets and liabilities, which include certain variable rate loans, primarily commercial and construction loans, private label MBSs, the Corporation’s junior subordinated debentures, and certain other financial arrangements such as derivatives. As of December 31, 2020, the most significant of the Corporation’s LIBOR-based assets and liabilities consists of $2.0 billion of commercial and construction loans (approximately 39% of the Corporation’s commercial and construction loan portfolio, excluding SBA PPP loans), approximately $73 million of U.S. agencies debt securities and private label MBS held as part of the Corporation’s available-for-sale investment securities portfolio, $151.5 million of Puerto Rico municipalities bonds held as part of the Corporation’s held-to-maturity investment securities portfolio, and $183.8 million of junior subordinated debentures;

• Prompt inquiries or other actions from regulators in respect of the Corporation’s preparation and readiness for the replacement of LIBOR with an alternative reference rate; and

• Result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based contracts.

The transition away from LIBOR to an alternative reference rate will require the transition to, or development of, appropriate systems and analytics to effectively transition the Corporation’s risk management and other processes from LIBOR-based products to those based on the applicable alternative reference rate, such as SOFR. The Corporation has developed a LIBOR Transition Working Group (“LTWG”) to define the scope and potential impact that the replacement of LIBOR will have across the Corporation's LIBOR-based assets and liabilities outstanding overseen by the Corporation’s Management Investments & Asset-Liability Committee and the Board of Directors Asset-Liability Committee. The LTWG is composed by officers of the major areas affected, including: Treasury, Legal, Corporate Loans, Credit, Operations, Systems, Asset-Liability Management, Risk, Accounting, Financial Reporting, Public Relations, and Strategic Planning, which together, developed a LIBOR Transition workplan and timetable of their respective areas; identifying the systems, models, and applications impacted by the transition; and the resources necessary for the transition. The Corporation’s transition efforts to date include, among others, the ongoing implementation of fallback provisions that provide for the determination of an alternative reference rate for loans tied to LIBOR and the adherence to the LIBOR Fallbacks Protocol of the International Swaps and Derivatives Association (“ISDA”). The Corporation is planning to adopt further fallback provisions recommended by the ARRC for loans referenced to LIBOR. There can be no guarantee that these efforts will successfully mitigate the operational risks associated with the transition away from LIBOR to an alternative reference rate.

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

Risk Relating to the Regulation of Our Industry

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

Our compensation practices are subject to oversight by the Federal Reserve Board and the FDIC. As discussed above, the Corporation currently is subject to the 2010 interagency guidance governing the incentive compensation activities of regulated banks and bank holding companies. Our failure to satisfy these restrictions and guidelines could expose us to adverse regulatory criticism, lowered supervisory ratings, and restrictions on our operations and acquisition activities. In addition, the federal banking agencies have proposed regulations under the Dodd-Frank Act that place restrictions on the incentive compensation practices of banking organizations with $1 billion or more in assets.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Corporation and its subsidiaries to hire, retain and motivate their key employees.

The recent change in administration and control of the U.S. Senate may cause regulatory uncertainty that may adversely affect our business, financial condition and results of operations.

The Trump administration’s legislative agenda and administrative mandates included certain deregulatory measures for the U.S. financial services industry, including changes to the Volcker Rule, the U.S. Risk Retention Rules, the Basel III capital requirements, the U.S. Treasury’s Financial Stability Oversight Council’s (the “FSOC’s”) authority and other aspects of the Dodd-Frank Act. On January 21, 2021, Joe Biden was sworn in as the U.S. president, and the Democratic Party obtained an equal number of seats in the U.S. Senate as the Republican Party, as well as maintained control of the U.S. House of Representatives. Many expect that the Biden administration will pursue stronger consumer financial protections, and it may act to overturn some of the prior Trump deregulatory initiatives; however, the legislative and regulatory agendas, as they relate to the financial services industry and the economy as a whole, of the Biden administration and the U.S. Congress currently remain uncertain.

Furthermore, we and our subsidiaries are subject to extensive regulation by multiple regulatory bodies, which may implement substantially different policies under the current administration and U.S. Congress. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we are asked to provide, as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could adversely affect our ability to attract and retain customers.

Additional regulatory proposals and legislation, if finally adopted, could substantially increase regulation of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of interest rates, financial product offerings and disclosures, have an effect on bankruptcy proceedings with respect to residential real estate mortgages, or change banking laws and our operating environment and that of our subsidiaries in other substantial and unpredictable ways. Determining the full extent of the impact on us of any such potential financial reform legislation, or whether any such particular proposal will become law, or the impact of regulatory changes in the absence of legislation at this point in time is highly speculative. However, any such changes may impose additional costs on us, require the attention of our senior management or Board or result in limitations on the manner in which business is conducted. The ultimate effect that such legislation, if enacted, or regulations would have on our financial condition or results of operations may be adverse.

We are subject to regulatory capital adequacy guidelines, and, if we fail to meet these guidelines, our business and financial condition will be adversely affected.

We are subject to stringent regulatory capital requirements. Although First BanCorp. and FirstBank met general well-capitalized capital ratios as of December 31, 2020 and we expect both companies will continue to exceed the minimum risk-based and leverage capital ratio requirements for well-capitalized status under the current capital rules, we cannot assure that we will remain at such levels. If we fail to meet these minimum capital guidelines and other regulatory requirements, our business and financial condition will be materially and adversely affected. If we fail to maintain certain capital levels, or are deemed not well managed under regulatory exam procedures, or if we experience certain regulatory violations, our status as a financial holding company, and our ability to offer certain financial products will be compromised and our financial condition and results of operations could be adversely affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of February 12, 2021, First BanCorp. owned the following three main offices located in Puerto Rico:

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

- Consumer Lending Center – Within a 29,000 square feet three-story building with a three-level parking garage located at 876 Muñoz Rivera Avenue, Hato Rey, Puerto Rico. This facility is fully occupied by the Corporation. Other uses include a retail branch, Money Express, Auto Financing and Leasing and a First Insurance office, among other.

The Corporation owns 22 retail branches and 75 office premises and parking lots, and leases 104 branch premises, loan and office centers and other facilities. In certain situations, financial services such as mortgage and insurance businesses and commercial banking services are located in the same building. All of these premises are located in Puerto Rico, Florida and the USVI and the BVI. Management believes that the Corporation’s properties are well maintained and are suitable for the Corporation’s business as presently conducted.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Information about Market and Holders

The Corporation’s common stock is traded on the NYSE under the symbol FBP. On February 12, 2021, there were 399 holders of record of the Corporation’s common stock, not including beneficial owners whose shares are held in the name of brokers or other nominees.

In 2020, the Corporation granted 911,470 shares of restricted stock to certain executive officers, other employees, and independent directors (2019 – 314,212 shares). In connection with the vesting of restricted stock in 2020, the Corporation withheld 51,814 shares of restricted stock (2019 – 176,015 shares) to cover employee’s payroll and income tax withholding liabilities; these shares are also held as treasury shares.

In addition, during 2020, the Corporation granted to its non-management chairman, pursuant to his compensation arrangement 19,157 shares of unrestricted stock that were fully vested on the grant date.

As of December 31, 2020 and December 31, 2019, the Corporation had 4,799,284 and 4,744,384 shares held as treasury stock, respectively.

Dividends

Since November 2018, the Corporation has been making quarterly cash dividend payments on its shares of common stock. On January 28, 2021, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $0.07 per common share, which represents an increase of $0.02 per common share compared to the dividend paid on December 11, 2020. The dividend is payable on March 12, 2021 to shareholders of record at the close of business on February 26, 2021. In addition, since December 2016, the Corporation has been making monthly dividend payments on its outstanding shares of Series A through E Preferred Stock. The Corporation intends to continue to pay monthly dividend payments on non-cumulative perpetual monthly income preferred stock and quarterly dividends on common stock. However, the Corporation’s common stock dividends and preferred stock dividends, including the declaration, timing and amount, remain subject to consideration and approval by the Corporation’s Board Directors at the relevant times. So long as any shares of preferred stock remain outstanding, we cannot declare, set apart or pay any dividends on shares of our common stock unless any accrued and unpaid dividends on our preferred stock for the twelve monthly dividend periods ending on the immediately preceding dividend payment date have been paid or are paid contemporaneously and the full monthly dividend on our preferred stock for the then current month has been or is contemporaneously declared and paid or declared and set apart for payment. See the discussion under “Dividend Restrictions” under Item 1 for additional information concerning restrictions on the payment of dividends that apply to the Corporation and FirstBank.

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

Nonresident individuals that are not US citizens

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

Securities authorized for issuance under equity compensation plans

The following table summarizes equity compensation plans approved by security holders and equity compensation plans that were not approved by security holders as of December 31, 2020:

			(c)
	(a)	(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	Number of Securities to be Issued Upon Exercise of Outstanding Options, warrants and rights	Weighted Average Exercise Price of Outstanding Options, warrants and rights
Plan category

Equity compensation plans, approved by stockholders	-	$-	5,670,102 (1)
Equity compensation plans
not approved by stockholders	N/A	N/A	N/A
Total	-	$-	5,670,102

(1) Securities available for future issuance under the First BanCorp. 2008 Omnibus Incentive Plan (the "Omnibus Plan"), which was initially approved by stockholders on April 29, 2008. Most recently, on May 24, 2016, the Omnibus Plan was amended to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan and extend the term of the Omnibus Plan to May 24, 2026. The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, and other stock-based awards. As amended, this plan provides for the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganization and other similar events. As of December 31, 2020, 5,670,102 shares of Common Stock were available for future issuance under the Omnibus Plan.

Purchase of equity securities by the issuer and affiliated purchasers

No shares of stock were purchased during the fourth quarter of 2020.

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

The graph below compares the cumulative total stockholder return of First BanCorp. during the measurement period with the cumulative total return, assuming reinvestment of dividends, the S&P 500 Index and the S&P Supercom Banks Index (the “Peer Group”). The Performance Graph assumes that $100 was invested on December 31, 2015 in each of First BanCorp. common stock, the S&P 500 Index and the Peer Group. The comparisons in this table are set forth in response to SEC disclosure requirements, and are therefore not intended to forecast or be indicative of future performance of First BanCorp.’s common stock.

The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2015 plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

Item 6. Selected Financial Data

The following table sets forth certain selected consolidated financial data for each of the five years in the period ended December 31, 2020. This information should be read in conjunction with the audited consolidated financial statements and the related notes thereto.

SELECTED FINANCIAL DATA
	Year Ended December 31,
(In thousands, except for per share information and financial ratios)	2020	2019	2018	2017	2016
Condensed Income Statements:
Total interest income	$692,982	$675,897	$624,967	$588,423	$585,292
Total interest expense	92,660	108,816	99,854	96,872	101,174
Net interest income	600,322	567,081	525,383	491,551	484,118
Provision for credit losses	170,985	39,813	58,989	143,326	85,560
Non-interest income	111,226	90,572	82,310	62,387	87,954
Non-interest expenses	424,240	378,468	358,066	348,629	356,253
Income before income taxes	116,323	239,372	190,638	61,983	130,259
Income tax expense (benefit)	14,050	71,995	(10,970)	(4,973)	37,030
Net income	102,273	167,377	201,608	66,956	93,229
Net income attributable to common stockholders	99,597	164,701	198,932	64,280	93,006
Per Common Share Results:
Net earnings per share - basic	$0.46	$0.76	$0.92	$0.30	$0.44
Net earnings per share - diluted	$0.46	$0.76	$0.92	$0.30	$0.43
Cash dividends declared	$0.20	$0.14	0.03	-	-
Average shares outstanding	216,904	216,614	215,709	213,963	212,818
Average shares outstanding - diluted	217,668	217,134	216,677	216,118	215,794
Book value per common share	$10.26	$10.08	$9.25	$8.48	$8.05
Tangible book value per common share (1)	$9.90	$9.92	$9.07	$8.28	$7.83
Dividend payout ratio (percent %)	43.56	18.41	3.25	-	-
Balance Sheet Data:
Total loans, including loans held for sale	$11,827,578	$9,041,682	$8,901,309	$8,883,456	$8,936,879
Allowance for credit losses for loans and finance leases	385,887	155,139	192,362	231,843	205,603
Money market and investment securities, net of allowance
for credit losses for debt securities	4,925,822	2,398,157	2,139,503	2,095,177	2,091,196
Goodwill and other intangible assets	79,525	35,671	38,757	42,351	46,754
Deferred tax asset, net	329,261	264,842	319,851	294,809	281,657
Total assets	18,793,071	12,611,266	12,243,561	12,261,268	11,922,455
Deposits	15,317,383	9,348,429	8,994,714	9,022,631	8,831,205
Borrowings	923,762	854,150	1,074,236	1,223,635	1,186,187
Total preferred equity	36,104	36,104	36,104	36,104	36,104
Total common equity	2,183,620	2,185,205	2,049,015	1,853,608	1,784,529
Accumulated other comprehensive income (loss), net of tax	55,455	6,764	(40,415)	(20,615)	(34,390)
Total equity	2,275,179	2,228,073	2,044,704	1,869,097	1,786,243

	Year Ended December 31,
	2020	2019	2018	2017	2016
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	0.67	1.34	1.65	0.56	0.75
Return on Average Total Equity	4.59	7.75	10.64	3.63	5.28
Return on Average Common Equity	4.54	7.88	10.85	3.71	5.39
Average Total Equity to Average Total Assets	14.64	17.35	15.52	15.39	14.25
Interest Rate Spread	3.81	4.38	4.15	4.07	3.88
Net Interest Margin	4.15	4.85	4.55	4.36	4.14
Interest Rate Spread - tax equivalent basis (2)	3.95	4.55	4.34	4.22	3.99
Net Interest Margin - tax equivalent basis (2)	4.29	5.02	4.74	4.51	4.25
Tangible common equity ratio (1)	11.54	17.15	16.14	14.65	14.34
Efficiency ratio (3)	59.62	57.55	58.92	62.94	62.27
Asset Quality:
Allowance for credit losses for loans and finance leases to total loans
held for investment (4)	3.28	1.72	2.22	2.62	2.31
Net charge-offs to average loans	0.48	0.91	1.09	1.33	1.37
Provision for credit losses for loans and finance leases to net charge-offs (4)	352.39	49.39	62.55	122.23	71.19
Non-performing assets to total assets	1.56	2.52	3.81	5.31	6.16
Nonaccrual loans held for investment to total loans held for investment	1.74	2.34	3.57	5.53	6.30
Allowance for credit losses for loans and finance leases to total nonaccrual
loans held for investment (4)	188.16	73.64	62.15	47.36	36.71
Allowance for credit losses for loans and finance leases to total nonaccrual
loans held for investment, excluding residential real estate loans (4)	484.04	173.81	116.41	74.48	51.50
Other Information:
Common stock price: End of period	$9.22	$10.59	$8.60	$5.10	$6.61
___________

(1)Non-GAAP financial measures (as defined below). Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Risk Management – Capital,” below for additional information about the components and a reconciliation of these measures.

(2)On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) – Results of Operations – Net Interest Income," below for a reconciliation of these non-GAAP financial measures).

(3)Non-interest expenses to the sum of net interest income and non-interest income.

(4)Effective January 1, 2020, the Corporation adopted the CECL impairment model required by ASC 326. ASC 326 does not require restatement of comparative period financial statements; as such, results for the year ended December 31, 2020 reflects the adoption of ASC 326, while prior periods reflect results under the previously required incurred loss methodology. For the year ended December 31, 2020, included the effect of the $38.9 million initial ACL established for non-PCD loans acquired in conjunction with the BSPR acquisition.

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

The detailed financial discussion that follows focuses on 2020 results compared to 2019. For a discussion of 2019 results compared to 2018, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

Description of Business

First BanCorp. is a diversified financial holding company headquartered in San Juan, Puerto Rico offering a full range of financial products to consumers and commercial customers through various subsidiaries. First BanCorp. is the holding company of FirstBank Puerto Rico (“FirstBank” or the “Bank”) and FirstBank Insurance Agency. Through its wholly-owned subsidiaries, the Corporation operates in Puerto Rico, the United States Virgin Islands (“USVI”), the British Virgin Islands (“BVI”), and the State of Florida, concentrating on commercial banking, residential mortgage loans, finance leases, credit cards, personal loans, small loans, auto loans, and insurance agency activities.

SIGNIFICANT EVENTS

Acquisition of Banco Santander Puerto Rico

Effective as of September 1, 2020, the Corporation completed its previously announced acquisition of Santander Bancorp, a wholly-owned subsidiary of Santander Holdings USA, Inc. and the holding company of Banco Santander Puerto Rico (“BSPR”), pursuant to a stock purchase agreement dated as of October 21, 2019, by and among FirstBank and Santander Holdings USA, Inc. (the “Stock Purchase Agreement”). Pursuant to the terms of the Stock Purchase Agreement and, in consideration for the acquisition, the Corporation paid cash consideration in an amount of approximately $1.3 billion for all of the issued and outstanding common stock of Santander Bancorp, the sole shareholder of BSPR. The acquisition of BSPR expanded the Corporation’s presence in Puerto Rico, with a growth of over 30% in our customer base, to approximately 675,000 banking customers, increased its operational scale and strengthened its competitiveness in consumer, commercial, business banking, and residential lending. The acquisition also allowed the Corporation to increase its deposit base at low cost, which enhanced FirstBank’s funding and risk profile.

At acquisition, including measurement period adjustments, the estimated fair value of assets acquired and liabilities assumed primarily consisted of the following:

• $2.5 billion of loans

• $1.7 billion of cash and cash equivalents

• $1.2 billion of investment securities

• $35.4 million of core deposit intangible

• $3.8 million of purchased credit card relationship intangible

• $4.2 billion of deposits

The Corporation accounted for the acquisition as a business combination in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC” or “Codification”) Topic No. 805, “Business Combinations” (“ASC 805”). Accordingly, the Corporation recorded the assets and liabilities assumed, as of the date of the acquisition, at their respective fair values and allocated to goodwill the excess of the consideration over the fair value of the net assets acquired. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the acquired assets and liabilities are subject to adjustment for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. As of December 31, 2020, the purchase price remains subject to final adjustments as certain estimates related to the acquired loan portfolio, intangible assets, and certain other assets and liabilities are subject to continuing refinement. Management anticipates that the ongoing review could result in adjustments to the acquisition date valuation amounts but does not anticipate that these adjustments, if any, would be material as the Corporation expects to finalize its analysis over the next few months.

The Corporation continues to make progress in integration activities, with the mortgage banking systems and insurance business integration completed early in the fourth quarter of 2020, and the conversion of the commercial business systems completed in February 2021. The Corporation is on track to convert various other platforms and currently expects that the full system conversions will be completed by the end of the summer of 2021. In addition, the Corporation expects to consolidate 9 to 10 banking branches during 2021.

The Corporation is also making progress in reducing personnel and service contract expenses and completing other business rationalization activities. The total amount of merger and restructuring costs related to the BSPR acquisition is estimated to be approximately $65 million. Cumulative merger and restructuring expenses of $37.9 million have been incurred through December 31, 2020, of which $26.5 million was incurred during the year ended December 31, 2020 and $11.4 million was incurred during the year ended December 31, 2019. The Corporation anticipates that most of the remainder of the estimated expenses will be incurred in the first half of 2021. Included in the 2020 expenses is a $4.3 million charge recorded in connection with an Employee Voluntary Separation Program (“VSP”) offered to eligible employees in the Puerto Rico region. Approximately 100 employees participated in the program. The estimated total cost of the VSP is approximately $9.2 million; thus, the Corporation anticipates additional charges in the first half of 2021 to correspond with the effective separation dates of the employees. The Corporation also estimates that the combined entities will achieve total annual pre-tax savings of approximately $47 million, which are expected to be fully realized during 2022.

For additional information about the acquisition of BSPR and the Corporation’s accounting treatment thereof, please see Note 2 – Business Combination, to the audited consolidated financial statements included in Item 8 of this Form 10-K for additional information.

COVID-19 Pandemic

On March 11, 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and, since then, COVID-19 has spread widely to many countries and caused significant disruption in economic activity, including in the markets in which the Corporation operates. Both the extensiveness of the pandemic itself, as well as the measures taken to mitigate the virus' spread globally, are unprecedented in modern times and their effects continue to be pervasive. While vaccination efforts have begun, in many geographic locations, the virus continues to spread and new variants of the virus have emerged. Accordingly, nearly a year after the initial identification of the threat, all of the direct and indirect consequences and implications of COVID-19 and measures to mitigate its spread continue to be unknown and may not emerge for some time.

In response to the COVID-19 pandemic, Puerto Rico’s government has issued several orders including, among other things, a stay-at-home mandate on March 15, 2020, which was subsequently extended for non-permitted activities until June 15, 2020, the lockdown of non-essential businesses, and a nightly curfew. On May 4, 2020, the Puerto Rico government began to implement a gradual reopening plan. While the economy of Puerto Rico has reopened, guidelines continue to affect how individuals interact and how businesses and the government operate and the operations and financial results of the Corporation have been and could continue to be adversely affected by the COVID-19 pandemic. The latest executive orders issued by the Puerto Rico’s governor, among other things, shortened the nightly curfew, expanded the permitted operating hours for businesses, and increased the capacity limit of businesses to operate to 50%, with the exception of restaurants that continues to operate with a 30% capacity limit.

The Corporation’s businesses in the other jurisdictions in which it operates have also been adversely affected by the COVID-19 pandemic. On March 26, 2020, Florida’s Governor issued a stay-at-home order, and the state began to reopen essential operations through a phase-in process on May 4, 2020. On September 25, 2020, the state of Florida moved into the third and final phase of its reopening plan that essentially lifted all COVID-19 restrictions on restaurants and other businesses across the state. Additionally, in the USVI, the government issued a stay-at-home order on March 23, 2020, which was subsequently extended until May 3, 2020. The USVI’s tourism-based economy reopened its borders for a second time on September 19, 2020, allowing access to both U.S. citizens and international tourists. The USVI is in now in their “Safer at Home” phase of its COVID-19 path to a new normal, meaning that nonessential businesses can operate and gatherings of up to 50 people are permitted, though the USVI government encourages citizens to remain at home when possible. In the BVI, the borders were closed to tourism for approximately nine months in 2020, and the BVI was among the last jurisdictions in the Caribbean to reopen its borders to commercial air traffic. On December 1, 2020, the BVI government began its third phase in the border reopening process allowing international travel and the re-opening of the tourism industry, albeit with strict restrictions in place, including multiple tests and a mandatory four-day quarantine. Additionally, seaports in the BVI remain closed and are set to reopen on March 1, 2021.

The Corporation has implemented various steps to protect its employees, consistent with guidance from federal and local authorities, such as requiring that a majority of support staff work remotely and implementing stricter safety and cleaning protocols, including measures for contact tracing and preventive testing and following various government directives regarding social distancing and use of personal protective equipment, such as face masks. The Corporation has limited in-person banking hours, with branches in Puerto Rico operating from 8:30 a.m. until 4:30 p.m. on weekdays and 1:00 p.m. on Saturdays. The Corporation also enhanced client awareness of its digital banking offerings. During 2020, digital monetary transactions increased over 55%, when compared to the prior year, and the number of the Corporation’s digital banking registered users increased by 45% since the beginning of the year.

Governments globally intervened with fiscal policies to mitigate the impact of the COVID-19 pandemic, including through the Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act of 2020”) in the United States (“U.S.”), which provides economic relief to businesses and individuals. Some of the provisions of the CARES Act of 2020 improved the ability of impacted borrowers, including Puerto Rico residents, to repay their loans, including by providing direct cash payments to eligible taxpayers below specified income limits, expanded unemployment insurance benefits and eligibility, and provided relief designed to prevent layoffs and business closures. Under the provisions of the CARES Act of 2020, as amended by the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) enacted on December 27, 2020 (the “amended CARES Act of 2020”), financial institutions may permit loan modifications for borrowers affected by the COVID-19 pandemic without categorizing the modifications as Troubled Debt Restructurings (“TDR”), as long as the loan meets certain conditions, including the requirement that the loan was current as of December 31, 2019.

In keeping with regulatory guidance to work with borrowers affected by the COVID-19 pandemic, the Corporation implemented a temporary loan payment deferral program. In addition, the Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus issued in April 2020 (the “Revised Interagency Statement”) specified that short-term modifications made to a borrower affected by the COVID-19 pandemic and governmental shutdown orders do not need to be identified as TDRs if the loans were current at the time the modification plan was implemented. As of December 31, 2020, the Corporation had under temporary deferred repayment arrangements 688 loans, totaling approximately $32.7 million, or 0.3%, of the total loan portfolio held for investment balance. The $32.7 million of loans under deferred repayment agreements as of December 31, 2020 consisted of 89 residential mortgage loans totaling $18.4 million, 580 consumer loans totaling $8.0 million, and 19 commercial and construction loans totaling $6.3 million. Additionally, as of December 31, 2020, commercial loans totaling $244.3 million, or 2.07% of the total portfolio held for investment balance, were permanently modified under the provisions of Section 4013 of the CARES Act of 2020, as amended by Section 541 of the Consolidated Appropriations Act. These permanent modifications on commercial loans were primarily related to borrowers in industries with longer expected recovery times, mostly hospitality, retail and entertainment industries.

The Small Business Administration (“SBA”) implemented the Paycheck Protection Program (“PPP”) established by the CARES Act of 2020 and intended to prevent job losses and small business failure due to losses caused by the COVID-19 pandemic. SBA PPP borrowers may be eligible for loan forgiveness if the funds were used for eligible payroll costs, payments on business mortgage interest payments, rent, or utilities during a specified period. The Corporation was able to quickly establish its process for participating in the SBA PPP program beginning in April 2020. During 2020, the Corporation executed over 6,000 loans for approximately $390.3 million in the two rounds of the program. The acquisition of BSPR added $77.6 million of SBA PPP loans to the Corporation’s loan portfolio. During the fourth quarter of 2020, the SBA approved and remitted payments to the Corporation for forgiveness applications totaling $48.9 million in principal balance. As of December 31, 2020, the Corporation’s SBA PPP loans portfolio, net of unearned fees of $6.8 million, totaled $406.0 million.

In January 2021, the SBA announced rules related to the expansion and extension of the original PPP program and the authorization of another round of PPP loans pursuant to the Consolidated Appropriations Act. As of February 25, 2021, the Corporation has received approval from the SBA for 2,166 client applications under this round of the program, totaling $149.0 million, of which approximately $138.4 million has already been funded.

During 2020, the Corporation also participated in the Main Street Lending Program (“Main Street”), authorized under the CARES Act of 2020 and established by the Federal Reserve, designed to support lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. Under this program, the Corporation originates loans to borrowers meeting the terms and requirements of the program, including requirements as to eligibility, use of proceeds and priority, and sells a 95% participation interest in these loans to a special purpose vehicle organized by the Federal Reserve, the Main Street Facilities LLC (“Main Street SPV”), to purchase the participation interests from eligible lenders, including the Corporation. During 2020, the Corporation originated 23 loans under this program totaling $184.4 million in principal amount and sold participation interests totaling $175.1 million to the Main Street SPV.

The Corporation’s consolidated financial statements include a provision for credit losses on loans, finance leases and debt securities of $171.0 million for the year ended December 31, 2020, compared to $39.8 million for 2019. While the initial reserve required for non-PCD loans acquired in conjunction with the BSPR acquisition amounted to $38.9 million in 2020, the remainder of the charges to the provision was largely related to the effect of the COVID-19 pandemic on current and forecasted economic and market conditions. In addition, although increased customer activity was reflected in the third and fourth quarters of 2020, the preventative measures taken by local governments to stem the spread of the COVID-19 pandemic adversely affected the Corporation’s transaction fee income for the year ended December 31, 2020. Despite the contribution of additional fee income related to the acquired operations, total transaction fee income from credit and debit cards, automated teller machines (“ATMs”), and merchant and point-of-sale (“POS”) transactions decreased by approximately $1.0 million during 2020, as compared to 2019. Further, the lower interest rate environment adversely affected the Corporation’s net interest income and reduced the net interest margin by 70 basis points to 4.15% for the year ended December 31, 2020 compared to 4.85% for 2019. Nevertheless, as of December 31, 2020, the Corporation’s and the Bank’s capital ratios were well in excess of all regulatory capital requirements and the Corporation maintained high liquidity levels with the cash and liquid securities to total assets ratio exceeding 21.6% as of December 31, 2020, compared to 15.8% as of December 31, 2019. As of December 31, 2020, the Corporation had approximately $1.2 billion in available unused lines of credit at the Federal Home Loan Bank (“FHLB”) and approximately $960 million available for borrowings through the Federal Reserve Board’s (“FED”) Primary Credit Discount Window Program, if needed. While the Corporation believes that it has sufficient capital to withstand an extended economic recession brought about by the COVID-19 pandemic, its financial results and regulatory capital ratios could be adversely impacted by further credit losses and it is unable to predict the full extent, nature or duration of the effects of the COVID-19 pandemic on its results of operations and financial condition at this time.

Update on Previously Reported Cybersecurity Incident

On October 23, 2020, we experienced a cybersecurity incident that affected certain of the Corporation’s service channels. As a result of the incident and the security protocols that we activated to protect the Corporation’s information and that of its customers, certain bank services were temporarily suspended for our customers. We restored normal operations shortly thereafter and did not experience any material day-to-day impact from the temporary suspension. The investigation into the incident is substantially complete and no evidence of misuse of personal information has been identified. While we expect to send regulatory-required notices, in accordance with local laws, related to potential exposure of personal information of affected individuals, we believe that the incident has been contained and we do not expect the incident to have a material impact on our business, operations or financial condition. Nevertheless, there can be no guarantee that we will not experience material adverse effects, such as loss of customer confidence, further disruptions in our operations, or remediation, mitigation, compliance or legal costs.

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

The Corporation had net income of $102.3 million, or $0.46 per diluted common share, for the year ended December 31, 2020, compared to $167.4 million, or $0.76 per diluted common share, for the year ended December 31, 2019.

The key drivers of the Corporation’s GAAP financial results for the year ended December 31, 2020, compared to 2019, include the following:

• Net interest income for the year ended December 31, 2020 was $600.3 million, compared to $567.1 million for the year ended December 31, 2019. The increase was driven by a $2.8 billion increase in average interest-earning assets, primarily related to the acquisition of BSPR, which, at closing added $2.5 billion of loans and $1.2 billion of investment securities, as well as increased investment securities purchases, and a lower cost of funds driven by a lower cost of deposits, partially offset by the effects of a lower interest rate environment on loan and investment yields.

The net interest margin decreased by 70 basis points to 4.15% for the year ended December 31, 2020, compared to 4.85% for 2019. The decrease was primarily due to the effect of the low interest rate environment on the repricing of variable rate commercial loans and interest-bearing cash balances, as well as on the U.S. agencies premium amortization expense. In addition, net interest margin was adversely affected by a higher proportion of low-yielding assets, such as the interest-bearing cash balances, U.S agencies bonds and mortgage-backed securities (“MBS”), and SBA PPP loans, to total interest-earning assets, partially offset by the decrease in the average interest rate paid on interest-bearing deposits. See “Net Interest Income” below for additional information.

• The provision for credit losses on loans, finance leases, and debt securities increased by $131.2 million to $171.0 million for the year ended December 31, 2020, compared to $39.8 million for 2019. Approximately $38.9 million of the provision for 2020 was a result of the initial reserves required by the current expected credit losses (“CECL”) methodology for loans purchased without evidence of deteriorated credit quality since origination (“non-PCD loans”) in conjunction with the acquisition of BSPR. The remaining increase was driven by the adverse effect of the COVID-19 pandemic on economic forecasts employed in the Corporation’s CECL methodology, with the most significant effect reflected in reserve builds for commercial retail real estate loans affected by deterioration in the Commercial Real Estate Price Index forecasts. Effective January 1, 2020, the Corporation adopted the CECL model required by ASC Topic 326, “Financial Instruments-Credit Losses” (“ASC 326”), which replaced the incurred loss methodology. ASC 326 does not require restatement of comparative period financial statements; as such, results for the year ended December 31, 2020 reflect the adoption of ASC 326, while prior periods reflect results under the previously required incurred loss methodology. The adoption of ASC 326 resulted in a cumulative increase of approximately $93.2 million in the allowance for credit losses (“ACL”) as of January 1, 2020.

Net charge-offs totaled $47.9 million for the year ended December 31, 2020, or 0.48% of average loans, a decrease of $33.5 million, compared to net charge-offs of $81.4 million, or 0.91% of average loans, for 2019. The decrease in 2020 compared to 2019 reflects a $16.3 million decrease in net charge-offs taken on commercial and construction loans, a $10.6 million decrease in residential mortgage loans net charge-offs, and a $6.6 million decrease in consumer loans net charge-offs. The decrease in commercial and construction loans net charge-offs reflects the effect in 2019 of both, an $11.4 million charge-off taken on a commercial mortgage loan in the Florida region and a $5.7 million charge-off taken against a commercial and industrial loan in the Puerto Rico region. Meanwhile, the decrease in net charge-offs taken on residential mortgage and consumer loans reflects, in part, the effect of the temporary deferred repayment arrangements provided to borrowers affected by the COVID-19 pandemic that maintained the delinquency status that existed at the date of the modification until the end of the deferral period. See “Provision for Credit Losses” and “Risk Management” below for analyses of the ACL and non-performing assets and related ratios.

• The Corporation recorded non-interest income of $112.2 million for the year ended December 31, 2020, compared to $90.6 million for 2019. The increase was primarily related to: (i) a $13.2 million gain on sales of approximately $392.2 million of available-for-sale U.S. agencies MBS and $803.3 million of U.S. Treasury Notes; (ii) a $5.1 million increase in revenues from mortgage banking activities, driven by a higher volume of loan originations and sales; and (iii) a $5.0 million benefit recorded in 2020 resulting from the final settlement of the Corporation’s business interruption insurance claim associated with lost profits caused by Hurricanes Irma and Maria in 2017. These increases were partially offset by the effect in 2019 of a $2.3 million net gain recorded on the sales of approximately $11.4 million in nonaccrual commercial and construction loans held for sale. See “Non-Interest Income” below for additional information.

• Non-interest expenses for the year ended December 31, 2020 were $424.2 million, compared to $378.5 million 2019. Non-interest expenses for 2020 included $26.5 million of merger and restructuring costs associated with the acquisition and integration of BSPR, compared to $11.4 million in 2019. Total non-interest expenses in 2020 also included $5.4 million of COVID-19 pandemic-related expenses, primarily related to additional cleaning, safety materials and security measures. Adjusted for the above-mentioned merger and COVID-19 expenses, total non-interest expenses increased by $25.3 million compared to 2019, primarily related to incremental expenses associated with operations, personnel and branches acquired from BSPR, partially offset by reductions in other real estate owned (“OREO”) losses and expenses and the effect of both, volume-related expense reductions and several expense control measures taken in response to the current economic environment that includes actions such as modifications of business promotion strategies, elimination of all traveling expenses, and reassessment of project plans, among others. See “Non-Interest Expenses” below for additional information.

• For the year ended December 31, 2020, the Corporation recorded an income tax expense of $14.1 million, compared to $72.0 million for 2019. The variance was mostly attributable to the lower level of pre-tax income in 2020, driven by the aforementioned charges to the provision for credit losses, as well as the effect of an $8.0 million partial reversal of the Corporation’s deferred tax asset valuation allowance after considering significant positive evidence on the utilization of net operating losses due to the acquisition of BSPR. As of December 31, 2020, the Corporation had a deferred tax asset of $329.3 million (net of a valuation allowance of $102.0 million, including a valuation allowance of $59.9 million against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank), compared to a net deferred tax asset of $264.8 million as of December 31, 2019. On January 1, 2020, the Corporation recognized $31.3 million in deferred tax assets in connection with the transitional adjustment resulting from the adoption of the CECL accounting standard. The BSPR acquisition added $28.9 million of net deferred tax assets at the acquisition date. See “Results of Operations – Income Taxes” below for additional information.

• As of December 31, 2020, total assets were approximately $18.8 billion, an increase of $6.2 billion from December 31, 2019. The increase was mainly the result of the acquisition of BSPR, which, as of the acquisition date, added $5.6 billion in total assets, primarily loans and investment securities. In addition, there was an $849.7 million increase in cash and cash equivalents and higher purchases of investment securities during 2020 in connection with, among other things, strong deposit growth in part resulting from COVID-19 related factors, such as a government stimulus for consumers and small businesses and lower consumer spending. See “Financial Condition and Operating Data Analysis” below for additional information.

• As of December 31, 2020, total liabilities were $16.5 billion, an increase of $6.1 billion from December 31, 2019. The increase was mainly related to the acquisition of BSPR, which added approximately $4.2 billion in total deposits as of December 31, 2020. In addition, there was organic growth of $2.0 billion in non-brokered deposits, primarily in demand deposits reflecting the effect of payments received by individuals and commercial customers from government stimulus packages, as well as the effect of payment deferral programs. See “Risk Management – Liquidity Risk and Capital Adequacy” below for additional information about the Corporation’s funding sources.

• As of December 31, 2020, the Corporation’s stockholders’ equity was $2.3 billion, an increase of $47.1 million from December 31, 2019. The increase was driven by the earnings generated during 2020 and a $60.5 million increase in other comprehensive income (“OCI”) related to changes in the fair value of available-for-sale securities, partially offset by the $62.3 million transition adjustment related to the adoption of CECL that was recorded against beginning retained earnings, and the common and preferred stock dividends declared in 2020 totaling $46.4 million. The Corporation’s common equity tier 1 (“CET1”) capital, tier 1 capital, total capital and leverage ratios were 17.31%, 17.61%, 20.37% and 11.26%, respectively, as of December 31, 2020, compared to CET1 capital, tier 1 capital, total capital and leverage ratios of 21.60%, 22.00%, 25.22%, and 16.15%, respectively, as of December 31, 2019. As permitted by the regulatory capital framework, the Corporation elected the option to delay for two years the effect of the estimate of the CECL methodology on regulatory capital, relative to the incurred loss methodology’s effect on capital, followed by a three-year transition period. See “Risk Management – Capital” below for additional information.

• Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, but excluding the utilization activity on outstanding credit cards, was $4.2 billion for the year ended December 31, 2020, compared to $3.9 billion for 2019. As mentioned above, the Corporation originated $390.3 million of SBA PPP loans and $184.4 million of Main Street loans during 2020. Excluding those loans, total loan originations decreased by $342.7 million to $3.6 billion in 2020, compared to $3.9 billion for 2019, consisting of: (i) a $178.4 million decrease in commercial and construction loan originations, reflecting the effect of disruptions in economic activity affected by the COVID-19 pandemic, in particular during the second quarter of 2020; (ii) a $233.2 million decrease in consumer loan originations, predominantly personal loans and auto loans, reflecting the effect of the disruptions caused by the COVID-19 pandemic-related lockdowns and quarantines; and (iii) a $68.8 million increase in residential mortgage loan originations, benefited from a larger volume of conforming loan originations and refinancings driven by the effect of lower mortgage loan interest rates and increased home purchase activity.

• Total non-performing assets were $293.5 million as of December 31, 2020, a decrease of $23.9 million from December 31, 2019. The decrease was primarily related to: (i) an $18.6 million decrease in the OREO portfolio balance, driven by sales; and (ii) a $5.2 million decrease in nonaccrual commercial and construction loans, driven by charge-offs totaling $5.9 million taken on two commercial loans in the Puerto Rico region, and the payoff of two large nonaccrual commercial loans totaling $5.0 million, partially offset by the inflow to nonaccrual status of a $6.1 million matured commercial and industrial loan in the Puerto Rico region. See “Risk Management – Non-Accruing and Non-Performing Assets” below for additional information.

• Adversely classified commercial and construction loans decreased by $65.3 million to $155.2 million as of December 31, 2020, compared to December 31, 2019. The decrease was driven by the upgrade in the credit risk classification of a $117.5 million commercial mortgage loan relationship in the Puerto Rico region during the first quarter of 2020, partially offset by the downgrade in the third quarter of 2020 of two commercial relationships in the Florida region engaged in the transportation industry, totaling $38.8 million. The Corporation is closely monitoring its loan portfolio to identify potential at-risk segments, the payment performance after the end of payment deferral periods, the need for extensions of payment deferral arrangements or permanent modifications, and the performance of different sectors of the economy in all of the markets where the Corporation operates.

The Corporation’s financial results for 2020 and 2019 included the following items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”):

Year ended December 31, 2020

• Merger and restructuring costs of $26.5 million ($16.6 million after-tax) related to the BSPR acquisition, integration, and related restructuring initiatives. Merger and restructuring costs in 2020 primarily included consulting, legal, valuation, and other professional service fees associated with the acquisition, the aforementioned VSP offered to eligible employees, retention and other compensation bonuses, and expenses related to system conversions and other integration-related efforts.

• Gain on sales of U.S. agencies MBS and U.S Treasury notes of $13.2 million. The gain on tax-exempt securities or realized at the tax-exempt international banking entity subsidiary level had no effect on the income tax expense recorded in 2020.

• Tax benefit of $8.0 million related to the partial reversal of the deferred tax asset valuation allowance.

• Costs of $5.4 million ($3.4 million after-tax) related to the COVID-19 pandemic response efforts, primarily costs related to additional cleaning, safety materials, and security measures.

• Gain of $0.1 million realized on the repurchase of $0.4 million of trust-preferred securities (“TRuPs”). The gain, realized at the holding company level, had no effect on the income tax expense in 2020.

• Benefit of $5.0 million ($3.1 million after-tax) resulting from the final settlement of the Corporation’s business interruption insurance claim related to lost profits caused by Hurricanes Irma and Maria in 2017.

• Benefit of $1.2 million ($0.7 million after-tax) from insurance recoveries associated with hurricane-related expenses incurred primarily in the Puerto Rico region.

Year ended December 31, 2019

• Merger and restructuring costs of $11.4 million ($7.2 million after-tax) in connection with the BSPR acquisition and related restructuring initiatives. Merger and restructuring costs primarily included advisory, legal, valuation, and other professional service fees associated with the then pending acquisition of BSPR, as well as a $3.4 million charge related to a separate voluntary separation program offered to eligible employees at FirstBank during the fourth quarter of 2019 in connection with initiatives to capitalize on expected operational efficiencies from the acquisition.

• Net loan loss reserve release of $6.4 million ($4.0 million after-tax) in connection with revised estimates of the qualitative reserves associated with the effects of Hurricanes Irma and Maria, primarily related to consumer and commercial loans.

• Benefit of $1.9 million ($1.2 million after-tax) resulting from hurricane-related insurance recoveries related to repairs and maintenance costs, and impairments associated with facilities in the Virgin Islands.

• Expense recovery of $2.3 million related to an employee retention benefit payment (the “Benefit”) received by the Bank pursuant to the Disaster Tax Relief and Airport Extension Act of 2017, as amended (the “Disaster Tax Relief Act”). The Benefit was recorded as an offset to employees’ compensation and benefits expenses and is not treated as taxable income by virtue of the Disaster Tax Relief Act.

The following table reconciles for 2020 and 2019 the reported net income to adjusted net income, a non-GAAP financial measure that excludes the Special Items identified above:

	Year Ended December 31,
	2020	2019
(In thousands)
Net income, as reported (GAAP)	$102,273	$167,377
Adjustments:
Merger and restructuring costs	26,509	11,442
Gain on sales of investment securities	(13,198)	-
Partial reversal of deferred tax asset valuation allowance	(8,000)	-
COVID-19 pandemic-related expenses	5,411	-
Gain on early extinguishment of debt	(94)	-
Benefit from hurricane-related insurance recoveries	(6,153)	(1,926)
Hurricane-related loan loss reserve release	-	(6,425)
Employee retention benefit - Disaster Tax Relief and Airport Extension Act of 2017	-	(2,317)
Income tax impact of adjustments (1)	(9,663)	(1,159)
Adjusted net income (Non-GAAP)	$97,085	$166,992

(1)See "Basis of Presentation" below for the individual tax impact related to reconciling items.

Critical Accounting Policies and Practices

The accounting principles of the Corporation and the methods of applying these principles conform to GAAP. In preparing the consolidated financial statements management is required to make estimates, assumptions, and judgments that affect the amounts recorded for assets, liabilities and contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Corporation’s critical accounting estimates that are particularly susceptible to significant changes include: 1) the ACL; 2) income taxes; 3) classification and valuation of financial instruments; and 4) acquired loans. Actual results could differ from estimates and assumptions, if different outcomes or conditions prevail.

Allowance for Credit Losses

The Corporation maintains an ACL for loans and finance leases based upon management’s estimate of the lifetime expected credit losses in the loan portfolio, as of the balance sheet date, excluding loans held for sale. Additionally, the Corporation maintains an ACL for debt securities classified as either held-to-maturity or available-for-sale, and other off-balance sheet credit exposures (e.g., unfunded loan commitments). In connection with the adoption of CECL, the Corporation updated its approach for estimating expected credit losses, which requires management to exercise judgment and make estimates in new areas, as described more fully below, and updated its accounting policies. For more information, see Note 1 – Nature of Business and Summary of Significant Accounting Policies, to the accompanying audited consolidated financial statements included in Item 8 of this Form 10-K. For loans and finance leases, unfunded loan commitments, and held-to-maturity debt securities, the estimate of lifetime credit losses includes the use of quantitative models that incorporate forward-looking macroeconomic scenarios that are applied over the contractual lives of the portfolios, adjusted, as appropriate, for prepayments and permitted extension options using historical experience. For available-for-sale debt securities, the ACL is measured using a risk-adjusted discounted cash flow approach, that also considers relevant current and forward-looking economic variables, and is limited to the difference between the fair value of the security and its amortized cost. Judgment is specifically applied in the determination of economic assumptions, the length of the initial loss forecast period, the reversion of losses beyond the initial forecast period, historical loss expectations, usage of macroeconomic scenarios, and qualitative factors, which may not be adequately captured in the loss model, as further discussed below.

The macroeconomic scenarios utilized by the Corporation include variables that have historically been key drivers of increases and decreases in credit losses, as well as the estimated effects of the COVID-19 pandemic on such variables. These variables include, but are not limited to, unemployment rates, housing and commercial real estate prices, gross domestic product levels, retail sales, interest-rate forecasts, corporate bond spreads and changes in equity market prices. The Corporation derives the economic forecasts it uses in its ACL model from Moody's Analytics. The latter has a large team of economists, data-base managers and operational engineers with a history of producing monthly economic forecasts for over 25 years.

As of December 31, 2020, the Corporation used the base-case economic scenario from Moody’s Analytics in its estimation of credit losses. The Corporation has currently set an initial forecast period (“reasonable and supportable period”) of 2 years and a reversion period of up to 3 years, utilizing a straight-line approach and reverting back to the historical macroeconomic mean for Puerto Rico and the Virgin Islands regions. For the Florida region, the methodology considers a reasonable and supportable forecast period and an implicit reversion towards the historical trend that varies for each macroeconomic variable, achieving the steady state by year 5. After the reversion period, a historical loss forecast period covering the remaining contractual life, adjusted for prepayments, is used based on the change in key historical economic variables during representative historical expansionary and recessionary periods. Changes in economic forecasts impact the probability of default (“PD”), loss-given default (“LGD”), and exposure at default (“EAD”) for each instrument, and therefore influence the amount of future cash flows for each instrument the Corporation does not expect to collect.

Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the model, the Corporation has identified certain economic variables that have significant influence in the Corporation’s model for determining the ACL. As of December 31, 2020, the Corporation’s ACL model incorporated the following assumptions for key economic variables in the base-case scenario:

• Commercial Real Estate Price Index year-over-year decrease of approximately 8.6% in the first quarter of 2021, followed by declines ranging from 15.9% – 22.1% during the remainder of 2021.

• Regional Home Price Index in Puerto Rico (purchase only prices), year-over-year decrease of approximately 4.4% in the first quarter of 2021, followed by declines ranging from 1.9% - 8.5% during the remainder of 2021. For the Florida region and the U.S. mainland (all transactions, including refinances), year-over-year decrease of approximately 2.2% and 0.1%, respectively, in the first quarter of 2021, followed by declines ranging from 4.2% – 4.8% for the Florida region and 0.1% – 0.3% for the U.S. mainland during the remainder of 2021.

• Levels of regional unemployment in Puerto Rico at approximately 8.4% in the first quarter of 2021, followed by modest improvements throughout the remainder of 2021 to an approximate level of 8.2% by the end of 2021. For the Florida region and the U.S. mainland, unemployment rate of 7.9% and 7.5%, respectively, in the first quarter of 2021, followed by modest improvements throughout the remainder of 2021 to an approximate level of 7.5% in Florida and 7.2% in the U.S. mainland by the end of 2021.

• A modest year-over-year decrease in real gross national product (“GNP”) in Puerto Rico of approximately 0.9% in the first quarter of 2021, followed by increasing levels of real GNP growth ranging from 2.8% - 6.1% during the remainder of 2021. For each of the Florida region and the U.S. mainland, year-over-year decrease in real GDP of approximately 0.7%, in the first quarter of 2021, followed by increasing levels of real GDP growth between 5.0% – 9.9% for the Florida region and 4.1% – 10.2% for U.S. mainland during the remainder of 2021.

Further, the Corporation periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature and size of the portfolio and external factors that may ultimately impact credit quality, and (iii) other limitations associated with factors such as underwriting changes, among others. Management reviews the need for and appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

The ACL can also be impacted by unanticipated changes in asset quality of the portfolio, such as increases in risk rating downgrades in our commercial portfolio, deterioration in borrower delinquencies or credit scores in our credit card portfolio or increases in the loan-to-value ratio (“LTVs”) in our residential real estate portfolio. In addition, while we have incorporated our estimated impact of COVID-19 into our ACL, the ultimate impact of the pandemic is still unknown, including how long economic activities will be impacted and what effect the unprecedented levels of government fiscal and monetary actions will have on the economy and our credit losses. Further, the current fair value of collateral is utilized to assess the expected credit losses when a financial asset is considered to be collateral dependent.

As described above, the process to determine the ACL requires numerous estimates and assumptions, some of which require a high degree of judgment and are often interrelated. Changes in the estimates and assumptions can result in significant changes in the ACL, as was the case during 2020. Upon adoption of CECL on January 1, 2020, the ACL for loans, held-to-maturity and available-for-sale securities, and off-balance sheet credit exposure was increased by $93.2 million to $248.4 million. As of December 31, 2020, the total ACL for loans, held-to-maturity and available-for-sale securities, and off-balance sheet credit exposure increased to $401.1 million, including the effect of the initial ACL required for loans acquired in conjunction with the BSPR acquisition and reserve builds during the year that were significantly affected by the effect of the COVID-19 pandemic in current and forecasted macroeconomic variables discussed above. In connection with the BSPR acquisition, the Corporation recorded an initial ACL of $38.9 million for non-PCD loans (including unfunded commitments) through an increase to the provision for credit losses and established an initial ACL for PCD loans of $28.7 million through an adjustment to the acquired loan balance and the ACL. Our process for determining the ACL is further discussed in Note 1 – Nature of Business and Summary of Significant Accounting Policies, to the accompanying audited consolidated financial statements included in Item 8 of this Form 10-K.

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

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Corporation’s net deferred tax asset assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change, the Corporation may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the consolidated statements of income. Management evaluates its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires the evaluation of positive and negative evidence that can be objectively verified. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryforward periods is available under the tax law. Consideration must be given to all sources of taxable income, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, and tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized, net of the existing valuation allowances at December 31, 2020 and 2019. However, there is no guarantee that the tax benefits associated with the deferred tax assets will be fully realized. The positive evidence considered by management in arriving at its conclusion included factors such as: FirstBank’s three-year cumulative income position; sustained periods of profitability; management’s proven ability to forecast future income accurately and execute tax strategies; forecasts of future profitability under several potential scenarios that support the partial utilization of NOLs prior to their expiration from 2021 through 2024; and the utilization of NOLs over the past three-years. The negative evidence considered by management included: uncertainties about the state of the Puerto Rico economy, including considerations relating to the effect of hurricane and pandemic recovery funds together with Puerto Rico government debt renegotiation efforts and the ultimate sustainability of the latest fiscal plan certified by the PROMESA oversight board.

Refer to Note 27 - Income Taxes, to the audited consolidated financial statements included in Item 8 of this Form 10-K for further information related to Income Taxes.

Classification and Related Values of Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase. Management classifies debt securities as held to maturity when the Corporation has the intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Management classifies debt securities as trading when the Corporation has the intent to sell the securities in the near term. Debt securities classified as trading securities, if any, are reported at fair value, with unrealized gains and losses included in earnings. Debt securities not classified as held-to-maturity or held for trading are classified as available-for-sale. Available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of deferred taxes in accumulated OCI (a component of stockholders’ equity). Unrealized gains and losses on available-for-sale securities do not affect earnings until realized or an ACL is recorded. Management classifies investments in equity securities that do not have publicly or readily determinable fair values as equity securities in the statements of financial condition and recognizes them at the lower of cost or realizable value. The Corporation recognizes marketable equity securities at fair value with changes in unrealized gains or losses recorded through earnings. The assessment of fair value applies to certain of the Corporation’s assets and liabilities, including the investment portfolio. Fair values are volatile and are affected by factors such as market interest rates, the rates at which prepayments occur and discount rates.

Valuation of financial instruments

The measurement of fair value is fundamental to the Corporation’s presentation of its financial condition and results of operations. The Corporation holds debt and equity securities, derivatives, and other financial instruments at fair value. The Corporation holds its investments and liabilities mainly to manage liquidity needs and interest rate risks. The Corporation’s significant assets reflected at fair value on the Corporation’s financial statements consisted of available-for-sale investment securities.

The Corporation categorizes the fair value of its available-for-sale debt securities using a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the Corporation (observable inputs) and the Corporation’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy of inputs used in determining the fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. The hierarchy level assigned to each security in the Corporation’s investment portfolio was based on management’s assessment of the transparency and reliability of the inputs used to estimate the fair values at the measurement date. See Note 30 – Fair Value, to the audited consolidated financial statements included in Item 8 of this Form 10-K for additional information.

The fair value of available-for-sale investment securities was the market value based on quoted market prices (as is the case with U.S. Treasury notes), when available (Level 1). If quoted market prices are unavailable, the fair value is based on market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data, including market research operations (Level 2). Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon discounted cash flow models that use unobservable inputs due to the limited market activity of the instrument, as is the case with private label MBS held by the Corporation (Level 3).

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

Under ASC 326, adopted on January 1, 2020, declines in fair value that are credit-related are now recorded on the balance sheet through an ACL with a corresponding adjustment to earnings and declines that are noncredit-related are recognized through other comprehensive income/loss.

If the Corporation intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Corporation will be required to sell a debt security before it recovers its amortized cost basis, the debt security is impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2020, the Corporation did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Corporation will be required to sell any debt securities before recovery of their amortized cost basis.

For debt securities in an unrealized loss position for which the Corporation does not intend to sell the debt security and it is not more likely than not that the Corporation will be required to sell the debt security, the Corporation determines whether the loss is due to credit-related factors or noncredit-related factors. For debt securities in an unrealized loss position for which the losses are determined to be the result of both credit-related and noncredit-related factors, the credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security.

Available-for-sale debt securities held by the Corporation at year-end primarily consisted of securities issued by U.S. government-sponsored entities (“GSEs”), and the aforementioned private label MBS. Given the explicit and implicit guarantees provided by the U.S. federal government, the Corporation believes the credit risk in securities issued by the GSEs is low. For the year ended December 31, 2020, the Corporation determined the credit losses for private label MBS based on a risk-adjusted discounted cash flow methodology that considers qualitative and quantitative factors specific to the instruments, including PDs and LGDs that consider, among other things, historical payment performance, loan-to-value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates and the housing price index obtained from the economic scenarios described in the ACL discussion above.

The Corporation recognized impairment losses on available-for-sale debt securities, of $1.6 million resulting from credit-related factors during 2020, compared to $0.9 million for 2019.

Acquired Loans

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

Acquired loans that are classified as PCD are recognized at fair value, which includes any resulting premiums or discounts. Premiums and non-credit loss related discounts are amortized or accreted into interest income over the remaining life of the loan using the interest method. Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance and not through a charge to the provision for credit losses in the period in which the loans were acquired. Characteristics relevant to the classification of PCD loans include: delinquency, payment history since origination, credit scores migration and/or other factors the Corporation may become aware of through its initial analysis of acquired loans that may indicate there has been more than insignificant deterioration in credit quality since a loan’s origination. In connection with the BSPR acquisition on September 1, 2020, the Corporation acquired PCD loans and non-PCD loans with an aggregate fair value of approximately $752.8 million and $1.8 billion, respectively. The fair value of the loans acquired from BSPR was estimated based on a discounted cash flow method under which the present value of the contractual cash flows was calculated based on certain valuation assumptions such as default rates, loss severity, and prepayment rates, consistent with the Corporation’s CECL methodology, and discounted using a market rate of return that accounts for both the time value of money and investment risk factors. The discount rate utilized to analyze fair value considered the cost of funds rate, capital charge, servicing costs, and liquidity premium, mostly based on industry standards.

For PCD loans that prior to the adoption of ASC 326 were classified as purchased credit impaired (“PCI”) loans and accounted for under ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC Subtopic 310-30”), the Corporation adopted ASC 326 using the prospective transition approach. As allowed by ASC 326, the Corporation elected to maintain pools of loans accounted for under ASC Subtopic 310-30 as “units of accounts,” conceptually treating each pool as a single asset. As of December 31, 2020, such PCD loans consisted of $128.4 million of residential mortgage loans and $2.5 million of commercial mortgage loans acquired by the Corporation as part of previously completed asset acquisitions. As the Corporation elected to maintain pools of units of account for loans previously accounted for under ASC Subtopic 310-30, the Corporation is not able to remove loans from the pools until they are paid off, written off or sold (consistent with the Corporation’s practice prior to adoption of ASC 326), but is required to follow ASC 326 for purposes of the ACL. Regarding interest income recognition for PCD loans that existed at the time of adoption of ASC 326, the prospective transition approach for PCD loans required by ASC 326 was applied at a pool level, which froze the effective interest rate of the pools as of January 1, 2020. According to regulatory guidance, the determination of nonaccrual or accrual status for PCD loans that the Corporation has elected to maintain in previously existing pools pursuant to the policy election right upon adoption of ASC 326 should be made at the pool level, not the individual asset level. In addition, the guidance provides that the Corporation can continue accruing interest and not report the PCD loans as being in nonaccrual status if the following criteria are met: (i) the Corporation can reasonably estimate the timing and amounts of cash flows expected to be collected, and (ii) the Corporation did not acquire the asset primarily for the rewards of ownership of the underlying collateral, such as for use in operations or improving the collateral for resale. Thus, the Corporation continues to exclude these pools of PCD loans from nonaccrual loan statistics. In accordance with ASC 326, the Corporation did not reassess whether modifications to individual acquired loans accounted for within pools were TDR as of the date of adoption.

OTHER ESTIMATES

In addition to the critical accounting estimates we make in connection with the ACL, fair value measurements, and income taxes the accounting for goodwill and identifiable intangible assets, pension and postretirement benefit obligations, and provisions for losses that may arise from litigation and regulatory proceedings (including governmental investigations) are also based on estimates and assumptions.

Goodwill is assessed for impairment annually in the fourth quarter or more frequently if events occur or circumstances change that indicate an impairment may exist. When assessing goodwill for impairment, first, a qualitative assessment can be made to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its estimated carrying value. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. Alternatively, a quantitative goodwill test can be performed without performing a qualitative assessment. Identifiable intangible assets are tested for impairment whenever events or changes in circumstances suggest that an asset’s or asset group’s carrying value may not be fully recoverable. Judgment is required to evaluate whether indications of potential impairment have occurred, and to test intangible assets for impairment, if required.

See Note 1 – Nature of Business and Summary of Significant Accounting Policies, Note 2 – Business Combination, and Note 14 – Goodwill and Other Intangibles, to the audited consolidated financial statements included in Item 8 of this Form 10-K for further information about goodwill and identifiable intangible assets, including intangible assets recorded in connection with the acquisition of BSPR.

As part of the BSPR acquisition, the Corporation maintains two frozen qualified noncontributory defined benefit pension plans, and a related complementary post-retirements benefits plan covering medical benefits and life insurance after retirement. Calculation of the obligations and related expenses under these plans requires the use of actuarial valuation methods and assumptions, which are subject to management judgment and may differ if different assumptions are used. See Note 24 – Employee Benefit Plans, to the audited consolidated financial statements included in Item 8 of this Form 10-K for disclosures related to the benefit plans.

As necessary, we also estimate and provide for potential losses that may arise out of litigation and regulatory proceedings to the extent that such losses are probable and can be reasonably estimated. Judgment is required in making these estimates and our final liabilities may ultimately be materially different. Our total estimated liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering, among other factors, the progress of each case, proceeding or investigation, our experience and the experience of others in similar cases, proceedings or investigations, and the opinions and views of legal counsel.

Results of Operations

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the year ended December 31, 2020 was $600.3 million, compared to $567.1 million for 2019. On a tax-equivalent basis and adjusted to exclude the changes in the fair value of derivative instruments, net interest income for the year ended December 31, 2020 was $621.4 million compared to $587.4 million for 2019. The increase in net income for the year ended December 31, 2020 was substantially related to the BSPR acquisition and a lower cost of funds, partially offset by the effect of the lower interest rate environment on loan and investment yields.

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

Net interest income on an adjusted tax-equivalent basis and excluding the change in the fair value of derivative instruments is a non-GAAP financial measure. For the definition of this non-GAAP financial measure, refer to the discussion in "Basis of Presentation" below.

Part I
	Average volume		Interest income(1) / expense		Average rate(1)
Year Ended December 31,	2020	2019	2020	2019	2020	2019
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments	$1,258,683	$649,065	$3,388	$13,392	0.27%	2.06%
Government obligations (2)	878,537	632,959	21,222	26,300	2.42%	4.16%
MBS	2,236,262	1,382,589	48,683	44,769	2.18%	3.24%
FHLB stock	32,160	40,661	1,959	2,682	6.09%	6.60%
Other investments	6,238	3,403	41	32	0.66%	0.94%
Total investments (3)	4,411,880	2,708,677	75,293	87,175	1.71%	3.22%

Residential mortgage loans	3,119,400	3,043,672	166,019	163,663	5.32%	5.38%
Construction loans	168,967	97,605	9,094	6,253	5.38%	6.41%
Commercial and Industrial and Commercial mortgage loans	4,387,419	3,731,499	214,830	213,567	4.90%	5.72%
Finance leases	440,796	370,566	32,515	27,993	7.38%	7.55%
Consumer loans	1,952,120	1,738,745	216,263	197,517	11.08%	11.36%
Total loans (4)(5)	10,068,702	8,982,087	638,721	608,993	6.34%	6.78%
Total interest-earning assets	$14,480,582	$11,690,764	$714,014	$696,168	4.93%	5.95%

Interest-bearing liabilities:
Interest-bearing checking accounts	$2,197,980	$1,320,458	$5,933	$6,071	0.27%	0.46%
Savings accounts	3,190,743	2,377,508	11,116	16,017	0.35%	0.67%
Retail certificates of deposits ("CDs")	2,741,388	2,540,289	43,350	44,658	1.58%	1.76%
Brokered CDs	357,965	500,766	7,989	11,036	2.23%	2.20%
Interest-bearing deposits	8,488,076	6,739,021	68,388	77,782	0.81%	1.15%
Loans payable	8,415	-	21	-	0.25%	-
Other borrowed funds	475,492	294,798	13,000	16,071	2.73%	5.45%
FHLB advances	505,478	715,433	11,251	14,963	2.23%	2.09%
Total interest-bearing liabilities	$9,477,461	$7,749,252	$92,660	$108,816	0.98%	1.40%
Net interest income			$621,354	$587,352
Interest rate spread					3.95%	4.55%
Net interest margin					4.29%	5.02%

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

(5)Interest income on loans includes $7.3 million and $9.5 million for the years ended December 31, 2020 and 2019, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II
	2020 Compared to 2019
	Increase (decrease)
	Due to:
	Volume	Rate	Total
(In thousands)
Interest income on interest-earning
assets:
Money market and other short-term investments	$7,110	$(17,114)	$(10,004)
Government obligations	8,068	(13,146)	(5,078)
MBS	23,113	(19,199)	3,914
FHLB stock	(529)	(194)	(723)
Other investments	9	-	9
Total investments	37,771	(49,653)	(11,882)
Residential mortgage loans	4,051	(1,695)	2,356
Construction loans	4,206	(1,365)	2,841
Commercial and Industrial and Commercial
mortgage loans	34,829	(33,566)	1,263
Finance leases	5,243	(721)	4,522
Consumer loans	23,939	(5,193)	18,746
Total loans	72,268	(42,540)	29,728
Total interest income	$110,039	$(92,193)	$17,846
Interest expense on interest-bearing liabilities:
Brokered CDs	$(3,167)	$120	$(3,047)
Non-brokered interest-bearing deposits	17,148	(23,495)	(6,347)
Loans payable	21	-	21
Other borrowed funds	7,395	(10,466)	(3,071)
FHLB advances	(4,532)	820	(3,712)
Total interest expense	16,865	(33,021)	(16,156)
Change in net interest income	$93,174	$(59,172)	$34,002

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis for the indicated periods. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations, and on an adjusted tax-equivalent basis:

	Year Ended December 31,
	2020	2019
(Dollars in thousands)
Interest income - GAAP	$692,982	$675,897
Unrealized (gain) loss on derivative instruments	(27)	6
Interest income excluding valuations	692,955	675,903
Tax-equivalent adjustment	21,059	20,265
Interest income on a tax-equivalent basis excluding valuations	714,014	696,168
Interest expense - GAAP	92,660	108,816
Net interest income - GAAP	$600,322	$567,081
Net interest income excluding valuations	$600,295	$567,087
Net interest income on a tax-equivalent basis and excluding valuations	$621,354	$587,352
Average Balances
Loans and leases	$10,068,702	$8,982,087
Total securities, other short-term investments and interest-bearing cash balances	4,411,880	2,708,677
Average Interest-Earning Assets	$14,480,582	$11,690,764
Average Interest-Bearing Liabilities	$9,477,461	$7,749,252
Average Yield/Rate
Average yield on interest-earning assets - GAAP	4.79%	5.78%
Average rate on interest-bearing liabilities - GAAP	0.98%	1.40%
Net interest spread - GAAP	3.81%	4.38%
Net interest margin - GAAP	4.15%	4.85%

Average yield on interest-earning assets excluding valuations	4.79%	5.78%
Average rate on interest-bearing liabilities	0.98%	1.40%
Net interest spread excluding valuations	3.81%	4.38%
Net interest margin excluding valuations	4.15%	4.85%

Average yield on interest-earning assets on a tax-equivalent basis and excluding
valuations	4.93%	5.95%
Average rate on interest-bearing liabilities	0.98%	1.40%
Net interest spread on a tax-equivalent basis and excluding valuations	3.95%	4.55%
Net interest margin on a tax-equivalent basis and excluding valuations	4.29%	5.02%

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

Net interest income amounted to $600.3 million for the year ended December 31, 2020, an increase of $32.2 million, when compared to $567.1 million for the year ended December 31, 2019. The $32.2 million increase in net interest income was primarily due to:

• A $23.3 million increase in interest income on consumer loans and finance leases, mainly due to a $283.6 million increase in the average balance of this portfolio, which resulted in an increase in interest income of approximately $29.2 million, largely related to auto loans and finance leases. The increase in average balance reflects the effect of both consumer loans acquired in conjunction with the BSPR acquisition and organic growth. The benefit of the increase in the average balance of the consumer loan portfolio was partially offset, among other things, by a $2.1 million decrease in late charges and penalty fees assessed, and the downward repricing of credit card loans.

• A $16.2 million decrease in interest expense, primarily due to: (i) a $6.3 million decrease in interest expense on interest bearing checking, savings and non-brokered time deposits, including a decrease of approximately $18.1 million related to lower average interest rates paid, partially offset by an increase of approximately $11.7 million in interest expense related to a $1.9 billion increase in the average balance; (ii) a $3.7 million decrease in interest expense on FHLB advances, primarily related to a $210.0 million decrease in the average balance; (iii) a $3.0 million decrease in interest expense on brokered CDs, primarily related to a $142.8 million decrease in the average balance; and (iv) a $3.1 million decrease in interest expense related to the downward repricing of floating-rate junior subordinated debentures tied to the decrease in the three-month LIBOR index.

• A $2.4 million increase in interest income on commercial and construction loans, reflecting a $727.3 million increase in the average commercial and construction loan portfolio balance, primarily related to both the effect of loans acquired in conjunction with the BSPR acquisition and the SBA PPP loans originated in 2020. Total discount accretion related to fair value marks on commercial and construction loans acquired from BSPR amounted to $5.5 million in 2020. Additionally, interest income includes $7.5 million on average SBA PPP loan balances of $272.0 million for the year ended December 31, 2020. The increase related to higher average balances in 2020, was partially offset by the downward repricing of variable-rate commercial and construction loans, the origination of new loans at lower rates than loans repaid, and the effect in 2019 of a $3.0 million accelerated discount accretion from the payoff of a previously-acquired commercial mortgage loan.

As of December 31, 2020, the interest rate on approximately 39% of the Corporation’s commercial and construction loans, excluding SBA PPP loans, was based upon LIBOR indexes and 15% was based upon the Prime Rate index. For the year ended December 31, 2020, the average one-month LIBOR rate declined 171 basis points, the average three-month LIBOR rate declined 168 basis points, and the average Prime Rate declined 174 basis points, compared to the average rates for such indexes for the same period in 2019.

• A $2.3 million increase in interest income on residential mortgage loans, reflecting a $75.7 million increase in the average balance of this portfolio, primarily related to loans acquired from BSPR.

Partially offset by:

• A $10.0 million decrease in interest income from interest-bearing cash balances, which consisted primarily of deposits maintained at the New York FED. Balances at the New York FED earned 0.44% during 2020 compared to 2.12% for 2019, a decrease attributable to declines in the Federal Funds target rate. The adverse effect of lower rates was partially offset by a $609.6 million increase in the average balance of interest-bearing cash balances, primarily related to the growth in deposits gathered from customers.

• A $1.0 million decrease in interest income on investment securities, mainly related to a $10.9 million increase in the premium amortization expense on U.S. agencies MBS affected by the low interest rate environment (including $2.2 million related to U.S. agencies MBS acquired in the BSPR transaction), a $2.7 million decrease in interest income on U.S. agencies bonds, driven by lower yields available on recent purchases, a $0.8 million decrease in interest income on Puerto Rico municipalities bonds, primarily related to the downward repricing of such bonds, which are tied to short-term market interest rates, and a $0.7 million decrease in FHLB stock dividends related to the lower investment in FHLB stock. These variances were almost entirely offset by the increase in interest income resulting from a $853.7 million increase in the average balance of U.S. agencies MBS.

The net interest margin decreased by 70 basis points to 4.15% for 2020, compared to 4.85% for 2019. The decrease was primarily driven by the effect of the low interest rate environment on the repricing of variable rate commercial loans and interest-bearing cash balances, as well as on the increase in the U.S. agencies premium amortization expense. In addition, net interest margin was adversely affected by a higher proportion of low-yielding assets, such as interest-bearing cash balances, U.S agencies bonds and MBS, and SBA PPP loans, to total interest-earning assets, partially offset by the decrease in the average interest rate paid on interest-bearing deposits.

On an adjusted tax-equivalent basis, net interest income for the year ended December 31, 2020 increased by $34.0 million to $621.4 million, compared to the same period in 2019. The tax-equivalent adjustment increased by $0.8 million for the year ended December 31, 2020, compared to the same period a year ago, primarily related to an increase in the average balance of U.S. agencies MBS held by the IBE subsidiary First Bank Overseas.

Provision for Credit Losses

The provision for credit losses consists of provisions for credit losses on loans and finance leases and, unfunded loan commitments, as well as held-to-maturity and available-for-sale debt securities. On January 1, 2020, the Corporation adopted ASU 2016-13, which replaced the incurred loss methodology with the CECL methodology to estimate the ACL of certain financial assets considering, among other things, expected future changes in macroeconomic conditions. The Corporation adopted ASU 2016-13 using the modified retrospective method, resulting in a cumulative increase of approximately $93.2 million in the total ACL with a corresponding decrease, net of applicable taxes, in beginning retained earnings as of January 1, 2020. Results for reporting periods beginning after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported in accordance with previously applicable GAAP. See Note 1 – Nature of Business and Summary of Significant Accounting Policies, to the accompanying audited consolidated financial statements included in Item 8 of the Form 10-K for further information about the day-one impact on the date of adoption of ASU 2016-13, as well as a description of the methodologies that the Corporation follows to determine the ACL.

The principal changes in the provision for credit losses by main categories follow:

Provision for credit losses for loans and finance leases

The provision for credit losses for loans and finance leases increased by $128.5 million to $168.7 million for the year ended December 31, 2020, compared to $40.2 million for 2019. The CECL accounting standard requires the Corporation to provide for an ACL for non-PCD loans at the time of acquisition through a direct charge to earnings, in addition to any fair value adjustments on these loans. Accordingly, the Corporation recorded a $37.5 million provision for credit losses for non-PCD loans acquired in the BSPR acquisition in the third quarter of 2020. The provision of credit losses do not include $28.7 million of reserves established at acquisition date for PCD loans acquired in conjunction with the BSPR acquisition. The following table shows the breakdown of the provision for credit losses by portfolio for the years ended December 31, 2020 and 2019:

	Year ended December 31, 2020				Year ended December 31, 2019
(In thousands)	Residential Mortgage Loans	Commercial Loans (including Commercial Mortgage, C&I, and Construction)	Consumer and Finance Leases	Total	Residential Mortgage Loans	Commercial Loans (including Commercial Mortgage, C&I, and Construction)	Consumer and Finance Leases	Total
Provision for credit losses on loans
and finance leases (excluding Initial
reserves for acquired non-PCD loans)	$8,822	$76,088	$46,313	$131,223	$14,091	$(16,889)	$43,023	$40,225
Initial reserves required for acquired
non-PCD loans	13,605	13,769	10,120	37,494	-	-	-	-
Provision for credit losses on loans
and finance leases	$22,427	$89,857	$56,433	$168,717	$14,091	$(16,889)	$43,023	$40,225

The $128.5 million increase in the provision for credit losses for loans and finance leases consisted of:

• Provision for credit losses for the commercial and construction loans portfolio of $89.9 million for the year ended December 31, 2020, compared to a $16.9 million net loan loss reserve release for commercial and construction loans for the year ended December 31, 2019. Excluding the $13.8 million charge recorded in 2020 related to the initial reserves required for non-PCD commercial loans acquired in conjunction with the BSPR acquisition, the adverse variance of $93.0 million was driven by a $74.4 million reserve build (i.e., provision of $76.1 million less net charge-offs of $1.7 million) in 2020 reflecting the effect of the COVID-19 pandemic on forecasted macroeconomic variables used in the Corporation’s CECL model. The increase in the ACL was reflected in all regions where the Corporation operates, with the higher provisions recorded for loans related to the hospitality, office and retail real estate industries. The reserve release recorded in 2019 was primarily related to a $3.4 million reserve release associated with the resolution of uncertainties surrounding the repayment prospects of a hurricane-affected commercial customer, a $6.0 million release associated with the effect of qualitative adjustments to account for developments in resolution strategies for non-performing loans, and the effect of reserve releases related to both lower historical loss rates and the upgrade in the credit-risk classification of certain commercial loans.

• Provision for credit losses for the consumer loans and finance leases portfolio of $56.4 million for the year ended December 31, 2020, compared to $43.0 million for the year ended December 31, 2019. Excluding the $10.1 million charge recorded in 2020 related to the initial reserves required for non-PCD consumer loans acquired in conjunction with the BSPR acquisition, the provision for consumer loans increased by $3.3 million driven by a $9.6 million reserve build (i.e., provision of $46.3 million less net charge-offs of $36.7 million) in 2020 reflecting the effect of the COVID-19 pandemic on economic forecasts used in the Corporation’s CECL model, primarily reflected in auto loans, finance lease and credit card loans during the first half of 2020. Key economic variables in the consumer loan portfolio are unemployment rates and retail sales. In addition, the variance reflects the effect in the first quarter of 2019 of a $3.0 million reserve release related to revised estimates associated with the effects of Hurricanes Irma and Maria, attributable to the updated payment patterns and credit risk analyses applied to consumer borrowers subject to payment deferral programs that expired early in 2018.

• Provision for credit losses for the residential mortgage loans portfolio of $22.4 million for the year ended December 31, 2020, compared to $14.1 million for the year ended December 31, 2019. Excluding the $13.6 million charge recorded in 2020 related to the initial reserves required for non-PCD residential mortgage loans acquired in conjunction with the BSPR acquisition, the provision for residential mortgage loans decreased by $5.3 million, reflecting the overall decrease in the size of the legacy residential mortgage portfolio and declines in net charge-offs that more than offset the adverse effect of the COVID-19 pandemic on economic forecasts in the first half of the year. Key economic variables in the residential mortgage loan portfolio are unemployment rates and the regional home price index.

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

Provision for credit losses for unfunded loan commitments

The Corporation recorded a provision for credit losses for unfunded commercial and construction loan commitments and standby letters of credit of $1.2 million for the year ended December 31, 2020. The provision recorded in 2020 primarily consisted of a $1.3 million charge recorded in connection with unfunded loan commitments assumed in the BSPR acquisition. During 2019, the Corporation recorded a $0.4 million release on this reserve.

Provision for credit losses for held-to-maturity and available-for-sale debt securities

During the first quarter of 2020, as a result of CECL requirements in effect since January 1, 2020, the Corporation established an ACL of $8.1 million for held-to-maturity Puerto Rico municipalities bonds. During the year ended December 31, 2020, the Corporation recorded a release of credit losses of $0.6 million, primarily related to the repayment of certain bonds of the legacy debt securities portfolio. In the third quarter of 2020, the Corporation recorded a $1.3 million initial reserve for PCD debt securities acquired in the BSPR acquisition. The initial reserve established for PCD debt securities acquired in the BSPR acquisition was not established through a charge to the provision for credit losses, but rather through an initial adjustment to the debt securities’ amortized cost basis. Meanwhile, the Corporation recorded charges to the provision for credit losses for available-for-sale securities of $1.6 million during 2020, substantially all recorded in the first half of 2020. These charges were in connection with private label MBS and a residential mortgage pass-through MBS issued by the Puerto Rico Housing Finance Authority (“PRHFA”) that resulted from a decline in the present value of expected cash flows based upon the performance of the underlying mortgages and the effect of a deterioration in forecasted economic conditions due to the COVID-19 pandemic. ASU 2016-13 requires the determination of expected credit losses over the life of held-to-maturity securities and changed the accounting for available-for-sale debt securities to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that management does not intend to sell or believes that it is more likely than not that it will not be required to sell.

Non-Interest Income

The following table presents the composition of non-interest income for the indicated periods:

	Year ended December 31,
	2020	2019
(In thousands)
Service charges on deposit accounts	$24,612	$23,916
Mortgage banking activities	22,124	17,058
Insurance income	9,364	10,186
Other operating income	41,834	39,909
Non-interest income before net gain (loss) on investment securities
and gain on early extinguishment of debt	97,934	91,069
Net gain on sale of investment securities	13,198	-
OTTI on debt securities	-	(497)
Net gain (loss) on investment securities	13,198	(497)
Gain on early extinguishment of debt	94	-
Total non-interest income	$111,226	$90,572

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

The net gain (loss) on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies and, prior to 2020, OTTI charges on the Corporation’s investment securities portfolio.

The gain on early extinguishment of debt is related to the repurchase in 2020 of $0.4 million in TRuPs of FBP Statutory Trust I. The Corporation repurchased TRuPs resulted in a commensurate reduction in the related amount of the floating rate junior subordinated debentures (“Subordinated Debt”). The Corporation’s purchase price equated to 75% of the $0.4 million par value. The 25% discount resulted in a gain of $0.1 million which is reflected in the consolidated statements of income as a Gain on early extinguishment of debt. As of December 31, 2020, the Corporation still had Subordinated Debt outstanding in the aggregate amount of $183.8 million.

Non-interest income amounted to $111.2 million for the year ended December 31, 2020, compared to $90.6 million for 2019. The $20.6 million increase in non-interest income was primarily due to:

• The $13.2 million gain on sales of investment securities consisting of: (i) a $13.0 million gain on sales of approximately $392.2 million on available-for-sale U.S. agencies MBS; and (ii) a $0.2 million gain on sales of approximately $803.3 million of available-for-sale U.S. Treasury Notes acquired in conjunction with the BSPR acquisition.

• A $5.1 million increase in revenues from mortgage banking activities, driven by a $6.0 million increase in realized gain on sales of residential mortgage loans in the secondary market. Total loans sold in the secondary market to U.S. GSEs during 2020 amounted to $476.4 million, with a related net gain of $18.1 million (net of realized losses of $2.0 million on to-be-announced (“TBA”) MBS hedges), compared to total loans sold in the secondary market in 2019 of $374.0 million, with a related net gain of $12.2 million (net of realized losses of $1.8 million on TBA MBS hedges).

• A $4.3 million increase in gain from hurricane-related insurance recoveries, included as part of Other operating income in the table above, driven by the $5.0 million benefit recorded in 2020 resulting from the final settlement of the Corporation’s business interruption insurance claim associated with lost profits caused by Hurricanes Irma and Maria in 2017.

• Fee income of $1.4 million recorded in connection with the sale of a 95% participation in the $184.4 million of Main Street loans originated during the fourth quarter of 2020, includes as part of Other operating income the table above.

• A $0.7 million increase in service charges on deposits accounts, primarily related to the income generated by the acquired BSPR operations for the last four months of the year, that more than offset the reduction in the number of returned checks, paid items and overdraft fee transactions, adversely affected by the disruption caused by the COVID-19 pandemic.

Partially offset by:

• The effect in 2019 of a $2.3 million net gain recorded on the sales of approximately $11.4 million in nonaccrual commercial and construction loans held for sale, included as part of Other operating income in the table above.

• A $0.9 million decrease in transactional fee income from credit and debit cards, ATMs, POS and merchant-related activities as a result of the disruptions caused by quarantines and lockdowns of non-essential businesses in connection with the COVID-19 pandemic, primarily during the second quarter of 2020. These amounts are included as part of Other operating income in the table above.

• A $0.8 million decrease in insurance income, driven by lower credit protection, life and commercial insurance commissions, adversely affected by a lower volume of new loan originations (excluding SBA PPP loans), partially offset by higher insurance contingent commission received by the insurance agency.

Non-Interest Expenses

The following table presents the components of non-interest expenses for the indicated periods:

	Year ended December 31,
	2020	2019
(In thousands)
Employees' compensation and benefits	$177,073	$162,374
Occupancy and equipment	74,633	63,169
FDIC deposit insurance premium	6,488	6,319
Taxes, other than income taxes	17,762	15,325
Professional fees:
Collections, appraisals and other credit-related fees	5,563	7,805
Outsourced technology services	33,974	23,560
Other professional fees	13,096	14,524
Credit and debit card processing expenses	19,144	16,472
Business promotion	12,145	15,710
Communications	8,437	6,891
Net loss on OREO and OREO operations	3,598	14,644
Merger and restructuring costs	26,509	11,442
Other	25,818	20,233
Total non-interest expenses	$424,240	$378,468

Non-interest expenses for the year ended December 31, 2020 were $424.2 million, compared to $378.5 million for 2019. Included in non-interest expenses are the following Special Items:

• Merger and restructuring costs associated with the acquisition of BSPR of $26.5 million in 2020, compared to $11.4 million for 2019. These costs primarily included consulting, legal, valuation, advisory and other professional service fees associated with the acquisition, VSPs offered to eligible employees, retention and other compensation bonuses, and expenses related to system conversions and other integration related efforts.

• COVID-19 pandemic-related expenses of $5.4 million in 2020consisting of: (i) expenses of $1.8 million in connection with bonuses paid to branch personnel and other essential employees for working during the pandemic, as well as employee-related expenses such as expenses for the administration of COVID-19 tests, and purchases of personal protective materials, recorded as Employees’ compensation and benefits in the table above; (ii) expenses of $2.7 million associated with cleaning and security protocols, included as part of Occupancy and equipment costs in the table above; (iii) expenses of $0.6 million related to communications established with customers, included as part of Business promotion expenses in the table above; (iv) $0.3 million in sales and use taxes, included as part of Taxes, other than income taxes in the table above; and (v) $0.1 million in other miscellaneous expenses, included as part of Other expenses in the table above.

• Benefit from hurricane-related insurance recoveries recorded as contra-expense in 2020 amounting to $1.2 million, compared to $1.3 million in 2019, primarily related to repairs, maintenance and other hurricane-related expenses. Most of these benefits were recorded as a contra-expense of Occupancy and Equipment costs in the table above.

• Expense recovery of $2.3 million related to the employee retention benefit payment received by the Bank in 2019 by virtue of the Disaster Tax Relief Act. The Benefit was recorded as an offset to employees’ compensation and benefits expenses.

On a non-GAAP basis, adjusted non-interest expenses, excluding the effect of the Special Items mentioned above, amounted to $393.5 million for 2020, compared to $370.2 million for 2019. The $23.3 million increase in adjusted non-interest expenses primarily reflect the effect of operations, personnel, and branches acquired from BSPR, partially offset by reductions in OREO losses and expenses and the effect of both, volume-related expense reductions and several expense control measures taken in response to the current economic environment that includes actions such as modifications of business promotion strategies, elimination of all traveling expenses, and reassessment of project plans, among others. Some of the most significant variances in adjusted non-interest expenses follows:

• A $10.6 million increase in adjusted employee’ compensation and benefits, primarily driven by incremental expenses related to personnel retained from the acquisition of BSPR, partially offset by a $2.9 million increase in deferred loan origination costs, primarily in connection with the origination of SBA PPP loans.

• An $8.3 million increase in adjusted occupancy and equipment expenses, primarily related to incremental expenses associated with the acquired operations, partially offset by the effect in 2019 of a $0.9 million charge related to the expensing of previously capitalized costs upon the outsourcing of certain technology solutions and changes in the scope and requirements of a technology-related project.

• A $5.5 million increase in adjusted Other expenses, in the table above, including: (i) a $2.8 million increase in amortization of intangible assets expense, primarily associated with the intangibles assets recognized in connection with the BSPR acquisition; (ii) a $1.6 million increase in local supervisory assessment fees, primarily associated with the increase in total assets; and (iii) a $1.2 million increase in legal and operational losses reserves.

• A $6.6 million increase in adjusted professional service fees, including a $10.4 million increase in outsourced technology fees, primarily related to temporary technology processing costs of the acquired BSPR operations while system conversions are completed, efforts intended to enhance disaster recovery capabilities and data security matters, and costs incurred in connection with the platform used for the origination of SBA PPP loans. These costs were partially offset by a $2.2 million decrease in collection fees, appraisals and title-related matters and a $1.9 million decrease in adjusted consulting and legal expenses.

• A $2.7 million increase in credit and debit card processing expenses, primarily related to incremental expenses of the acquired operations.

• A $2.2 million increase in adjusted taxes, other than income taxes expenses, primarily related to incremental municipal license taxes and property taxes of the acquired operations.

Partially offset by:

• An $11.0 million decrease in losses from OREO operations, primarily related to a $7.8 million decrease in write-downs and losses on sales of OREO properties and a $4.0 million decrease in OREO-related operating expenses, primarily repairs, maintenance, taxes and security measures. These variances were partially offset by a $0.8 million decrease in income recognized from rental payments associated with OREO income-producing properties.

• A $4.0 million decrease in adjusted business promotion expenses, primarily related to a $3.1 million decrease in expenses incurred in advertising, marketing, public relations, and sponsorship activities, and a $0.7 million decrease in the cost of the credit card rewards program.

The adjusted non-interest expenses and adjusted components of non-interest expenses financial metrics presented above are non-GAAP financial measures. See Basis of Presentation below for additional information and reconciliation of total non-interest expenses and certain non-interest expense components to adjusted total non-interest expenses and certain adjusted non-interest expense components.

Income Taxes

Income tax expense includes Puerto Rico and USVI income taxes, as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, FirstBank is treated as a foreign corporation for U.S. and USVI income tax purposes and, accordingly, is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those jurisdictions. Any such tax paid in the U.S. and USVI is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

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

The Corporation has maintained an effective tax rate lower than the maximum statutory rate mainly by investing in government obligations and MBS exempt from U.S. and Puerto Rico income taxes and by doing business through an IBE unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gains on sales is exempt from Puerto Rico income taxation. The IBE unit and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico (the “IBE Act”), which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at the corporate standard rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

The CARES Act of 2020 includes several provisions to stimulate the U.S. economy in the midst of the COVID-19 pandemic. Among these are tax provisions that temporarily modified the taxable income limitations for NOL usage to offset future taxable income, NOL carryback provisions and other related income and non-income based tax laws. The Corporation has evaluated such provisions and determined that the impact of the CARES Act of 2020 on the income tax provision and deferred tax assets as of December 31, 2020 was not significant.

For the year ended December 31, 2020, the Corporation recorded an income tax expense of $14.0 million compared to $72.0 million for 2019. The income tax expense for 2020 reflects, among other things, the effect of lower pre-tax income driven by the significant charges to the provision for credit losses recorded in 2020 associated with the adverse effect of the COVID-19 pandemic on the economic forecasts employed by the Corporation in the CECL model, as well as the initial reserves required for non-PCD loans acquired in conjunction with the BSPR acquisition. Additionally, the variance reflects the effect of the $8.0 million partial reversal of the Corporation’s deferred tax asset valuation allowance after considering significant positive evidence on the utilization of net operating losses due to the acquisition of BSPR. The decrease in the income tax expense in 2020 also reflects a lower proportion of taxable to exempt income. The Corporation’s effective tax rate for 2020, excluding entities from which a tax benefit cannot be recognized and discrete items, decreased to 17%, compared to 30% for 2019.

On January 1, 2020, the Corporation increased its deferred tax assets by $31.3 million in connection with the transitional adjustment resulting from the adoption of the CECL accounting standard. In addition, the BSPR acquisition added $28.9 million of net deferred tax assets as of the acquisition date. In connection with the acquisition of BSPR, the Corporation re-evaluated the forecast of its projected taxable income, and, after consideration of the available positive and negative evidence, a partial release of the valuation allowance of $8.0 million was recorded in the third quarter of 2020.

After completion of the deferred tax asset valuation allowance analysis for the fourth quarter of 2020, management concluded that, as of December 31, 2020, it is more likely than not that FirstBank, the banking subsidiary, will generate sufficient taxable income to realize $144.7 million of its deferred tax assets related to NOLs within the applicable carry-forward periods. The net deferred tax assets of FirstBank amounted to $329.1 million as of December 31, 2020, net of a valuation allowance of $59.9 million, compared to a deferred tax asset of $264.8 million, net of a valuation allowance of $55.6 million, as of December 31, 2019. The positive evidence considered by management in arriving at its conclusion included factors such as: FirstBank’s three-year cumulative income position; sustained periods of profitability; management’s proven ability to forecast future income accurately and execute tax strategies; forecasts of future profitability, under several potential scenarios that support the partial utilization of NOLs prior to their expiration from 2021 through 2024; and the utilization of NOLs over the past three-years. The negative evidence considered by management included: uncertainties around the state of the Puerto Rico economy, including considerations on the impact of hurricane and pandemic recovery funds together with Puerto Rico government debt renegotiation efforts and the ultimate sustainability of the latest fiscal plan certified by the PROMESA oversight board.

Management’s estimate of future taxable income is based on internal projections that consider historical performance, multiple internal scenarios and assumptions, as well as external data that management believes is reasonable. If events are identified that affect the Corporation’s ability to utilize its deferred tax assets, the analysis will be updated to determine if any adjustments to the valuation allowance are required. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the remaining valuation allowance may need to be increased. Such an increase could have a material adverse effect on the Corporation’s financial condition and results of operations. Conversely, a higher than projected proportion of taxable income to exempt income could lead to a higher usage of available NOLs and a lower amount of disallowed NOLs from projected levels of tax-exempt income, per the 2011 PR code, which in turn could result in further releases of the deferred tax valuation allowance; any such decreases could have a material positive effect on the Corporation’s financial condition and results of operations.

As of December 31, 2020, approximately $210.7 million of the deferred tax assets of the Corporation are attributable to temporary differences or tax credit carryforwards that have no expiration date, compared to $92.0 million in 2019. The valuation allowance attributable to FirstBank’s deferred tax assets of $59.9 million as of December 31, 2020 is related to the estimated NOL disallowance attributable to projected levels of tax-exempt income, NOLs attributable to the Virgin Islands jurisdiction, and capital losses. The remaining balance of $43 million of the deferred tax asset valuation allowance non-attributable to FirstBank is mainly related to NOLs and capital losses at the holding company level. The Corporation will continue to provide a valuation allowance against its deferred tax assets in each applicable tax jurisdiction until the need for a valuation allowance is eliminated. The need for a valuation allowance is eliminated when the Corporation determines that it is more likely than not the deferred tax assets will be realized. The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets.

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

In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 covering a comprehensive period and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI is creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For 2020 and 2019, the Corporation incurred an income tax expense of approximately $4.9 million and $4.5 million, respectively, related to its U.S. operations. The limitation did not impact the USVI operations in 2020 and 2019.

OPERATING SEGMENTS

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer of the Corporation, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2020, the Corporation had six reportable segments: Commercial and Corporate Banking; Consumer (Retail) Banking; Mortgage Banking; Treasury and Investments; United States operations; and Virgin Islands operations. Management determined the reportable segments based on the internal structure used to evaluate performance and to assess where to allocate resources. Other factors, such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products, were also considered in the determination of the reportable segments. For additional information regarding First BanCorp.’s reportable segments, please refer to Note 36 - Segment Information, to the audited consolidated financial statements included in Item 8 of this Form 10-K.

The accounting policies of the segments are the same as those described in Note 1 - Nature of Business and Summary of Significant Accounting Policies, to the audited consolidated financial statements included in Item 8 of this Form 10-K. The Corporation evaluates the performance of the segments based on net interest income, the provision for credit losses, non-interest income, and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the ACL. For the years ended December 31, 2020 and 2019, other operating expenses not allocated to a particular segment amounted to $165.4 million and $125.9 million, respectively. Expenses pertaining to corporate administrative functions that support the operating segment, but are not specifically attributable to or managed by any segment, are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses.

The Treasury and Investments segment lends funds to the Consumer (Retail) Banking, Mortgage Banking, Commercial and Corporate Banking and United States operations segments to finance their lending activities and borrows from those segments. The Consumer (Retail) Banking segment also lends funds to other segments. The Corporation allocates the interest rates charged or credited by the Treasury and Investment and the Consumer (Retail) Banking segments based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment.

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector. FirstBank has developed expertise in a wide variety of industries. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services. A substantial portion of the commercial and corporate banking portfolio is secured by the underlying real estate collateral and the personal guarantees of the borrowers. Since commercial loans involve greater credit risk than a typical residential mortgage loan because they are larger in size and more risk is concentrated in a single borrower, the Corporation has and maintains a credit risk management infrastructure designed to mitigate potential losses associated with commercial lending, including underwriting and loan review functions, sales of loan participations and continuous monitoring of concentrations within portfolios.

The highlights of the Commercial and Corporate Banking segment’s financial results for the years ended December 31, 2020 and 2019 include the following:

• Segment income before taxes for the year ended December 31, 2020 decreased to $45.0 million, compared to $85.8 million for 2019, for the reasons discussed below.

• Net interest income for the year ended December 31, 2020 was $135.6 million, compared to $91.3 million for 2019. The increase in net interest income was primarily attributable to the increase in the average balance of performing loans, driven by both the effect of commercial loans acquired in conjunction with the BSPR acquisition and the SBA PPP loans originated in 2020.

• For 2020, there was a $74.6 million charge to the provision for credit losses, compared to a net loan loss reserve release of $18.0 million for 2019. The charge to the provision in 2020 includes a $13.8 million charge related to the initial reserves required for non-PCD commercial loans acquired in conjunction with the BSPR acquisition and higher reserve builds reflecting the effect of the COVID-19 pandemic on forecasted macroeconomic variables used in the Corporation’s CECL model. The net loan loss reserve release in 2019 was primarily attributable to a release of approximately $10.3 million related to lower historical loss rates; (ii) loan loss recoveries of approximately $2.1 million associated with commercial and construction loans that were fully charged-off in prior periods; and (iii) a $3.4 million release associated with the effect of qualitative adjustments to account for developments in resolution strategies for nonaccrual loans.

• Total non-interest income for the year ended December 31, 2020 amounted to $12.6 million compared to $11.7 million for 2019. The increase was mainly related to a $2.2 million increase in service charges on deposits, primarily due to cash management fee income from corporate customers, fee income of $0.5 million recorded in connection with the participation interests sold on Main Street loans originated in the Puerto Rico region, and a benefit of approximately $0.8 million related to the portion of the business interruption insurance recoveries allocated to this operating segment. These variances were partially offset by the effect in 2019 of a $2.3 million gain recorded in connection with the sale of $11.4 million in nonaccrual commercial and construction loans in the Puerto Rico region.

• Direct non-interest expenses for the year ended December 31, 2020 were $28.6 million, compared to $35.1 million for 2019. The decrease reflects a reduction of $7.8 million in net OREO losses, primarily related to lower write-downs and losses on sales of commercial OREO properties in Puerto Rico, and the effect of a $2.4 million increase in deferred loan origination costs, primarily in connection with the origination of SBA PPP loans. These variances were partially offset by incremental expenses related to the acquired commercial operations of BSPR, primarily employees’ compensation related to this operating segment.

Consumer (Retail) Banking

The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through FirstBank’s branch network and loan centers in Puerto Rico. Loans to consumers include auto, boat and personal loans, credit card loans and lines of credit. Deposit products include interest-bearing and non-interest bearing checking and savings accounts, individual retirement accounts (“IRAs”) and retail CDs. Retail deposits gathered through each branch of FirstBank’s retail network serve as one of the funding sources for the lending and investment activities.

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

The highlights of the Consumer (Retail) Banking segment’s financial results for the years ended December 31, 2020 and 2019 include the following:

• Segment income before taxes for the year ended December 31, 2020 decreased to $86.4 million, compared to $138.4 million for 2019, for the reasons discussed below.

• Net interest income for the year ended December 31, 2020 was $220.7 million, compared to $244.5 million for 2019. The decrease was mainly due to lower income from funds loaned to other business segments due to lower medium-term market interest rates, partially offset by the increase in the average volume of consumer loans in Puerto Rico that reflects the effect of both consumer loans acquired in conjunction with the BSPR acquisition and organic growth.

• The provision for credit losses for the year ended December 31, 2020 increased by $13.1 million to $54.1 million, compared to $41.0 million for the year ended December 31, 2019. The increase reflects the effect in 2020 of the $10.1 million charge related to the initial reserves required for non-PCD consumer loans acquired in conjunction with the BSPR acquisition, and the effect of a $3.0 million reserve release recorded in 2019 in connection with revised estimates associated with the effects of Hurricanes Irma and Maria on consumer loans in Puerto Rico.

• Non-interest income for the year ended December 31, 2020 was $51.0 million, compared to $51.7 million for 2019. The decrease was primarily related to a $1.2 million decrease in service charges on deposits primarily related to a reduction on the number of returned checks, paid items, and overdraft fee transactions, adversely affected by disruptions in business activities caused by the COVID-19 pandemic that more than offset the income contributed by the acquired operations for the last four months of the year. In addition, transaction fee income from credit and debit cards and merchant-related activities decreased by $0.4 million, and insurance commission income in Puerto Rico decreased by $0.9 million. These variances were partially offset by a benefit of approximately $2.4 million related to the portion of the business interruption insurance recoveries allocated to this operating segment.

• Direct non-interest expenses for the year ended December 31, 2020 were $131.1 million, compared to $116.9 million for 2019. The increase was primarily due to incremental expenses related to the acquired operations of BSPR, primarily employees’ compensation, occupancy and equipment, and credit and debit cards processing fees related to this operating segment.

Mortgage Banking

The Mortgage Banking segment conducts its operations mainly through FirstBank. The segment’s operations consist of the origination, sale and servicing of a variety of residential mortgage loan products. Originations are sourced through different channels, such as FirstBank branches and purchases from mortgage bankers, and in association with new project developers. The mortgage banking segment focuses on originating residential real estate loans, some of which conform to the Federal Housing Administration (the “FHA”), the Veterans Administration (the “VA”), and U.S. Department of Agriculture Rural Development (“RD”) standards. Loans originated that meet the FHA’s standards qualify for the FHA’s insurance program whereas loans that meet the standards of the VA or the U.S. Department of Agriculture Rural Development (“RD”) are guaranteed by their respective federal agencies.

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

The highlights of the Mortgage Banking segment’s financial results for the years ended December 31, 2020 and 2019 include the following:

• Segment income before taxes for the year ended December 31, 2020 increased to $42.5 million, compared to $37.3 million for 2019, for the reasons discussed below.

• Net interest income for the year ended December 31, 2020 was $76.0 million, compared to $68.8 million for 2019. The increase in net interest income was mainly due to the increase in the average balance of residential mortgage loans in the Puerto Rico region driven by residential mortgage loans acquired in conjunction with the BSPR acquisition.

• The provision for credit losses for 2020 was $22.5 million, compared to $13.5 million for 2019. The increase in the provision primarily reflects the effect in 2020 of the $13.6 million charge related to the initial reserves required for non-PCD residential mortgage loans acquired in conjunction with the BSPR acquisition, partially offset by the overall decline in the size of the legacy residential mortgage loans portfolio and a decrease in net charge-off levels.

• Non-interest income for the year ended December 31, 2020 was $22.1 million, compared to $16.8 million for 2019. The increase was mainly due to a $5.2 million increase in realized gains from sales of residential mortgage loans and a benefit of $0.7 million related to the portion of the business interruption insurance recoveries allocated to this operating segment.

• Direct non-interest expenses for the year ended December 31, 2020 were $33.1 million, compared to $34.8 million for 2019. The decrease was mainly related to a $3.3 million decrease in losses on OREO operations, and a $2.1 million decrease in professional service fees. These variances were partially offset by incremental expenses related to the acquired commercial operations of BSPR, primarily employees’ compensation, occupancy and equipment costs, and professional service fees related to this operating segment.

Treasury and Investments

The Treasury and Investments segment is responsible for the Corporation’s treasury and investment management functions. The treasury function, which includes funding and liquidity management, lends funds to the Commercial and Corporate Banking segment, the Mortgage Banking segment, the Consumer (Retail) Banking segment and the United States operations segment to finance their respective lending activities and borrows from those segments. The Treasury function also obtains funds through brokered deposits, advances from the FHLB, and repurchase agreements involving investment securities, among other possible funding sources.

The investment function is intended to implement a leverage strategy for the purposes of liquidity management, interest rate risk management and earnings enhancement.

The interest rates charged or credited by Treasury and Investments are based on market rates.

The highlights of the Treasury and Investments segment’s financial results for the years ended December 31, 2020 and 2019 include the following:

• Segment income before taxes for the year ended December 31, 2020 increased to $95.4 million, compared to $70.7 million for 2019, for the reasons discussed below.

• Net interest income for the year ended December 31, 2020 was $87.9 million, compared to net interest income of $73.6 million for 2019. The increase was mainly related to a decrease in interest expense attributable to lower average balances of brokered CDs and FHLB advances, as well as the decrease in the average cost of variable-rate repurchase agreements. In addition, there was an increase in income from funds loaned to other business segments due to the overall increase in the average volume of commercial and residential loans. The variances were partially offset by higher premium amortization expense of U.S. agencies MBS and a decrease in interest income on deposits maintained at the New York FED attributable to the low interest rate environment.

• Non-interest income for the year ended December 31, 2020 amounted to $13.7 million, compared to non-interest loss of $0.2 million for 2019. The variance primarily reflects the effect of the $13.2 million gain realized on sales of available-for-sale investment securities.

• Direct non-interest expenses for 2020 were $3.4 million, compared to $2.7 million for 2019. The increase was mainly related to incremental expenses related to the acquired operations of BSPR, primarily employees’ compensation related to this operating segment.

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

The highlights of the United States operations segment’s financial results for the years ended December 31, 2020 and 2019, include the following:

• Segment income before taxes for the year ended December 31, 2020 decreased to $12.3 million, compared to $24.0 million for 2019, for the reasons discussed below.

• Net interest income for the year ended December 31, 2020 was $54.0 million, compared to $62.5 million for 2019. The decrease was mainly due to the downward repricing of variable-rate commercial and construction loans, and the origination of new loans at lower rates than loans repaid, partially offset by a decrease in interest expense associated with lower average volumes of FHLB advances and brokered CDs allocated to this operating segment.

• The Corporation recognized a provision for credit losses on loans for this operating segment of $12.6 million for the year ended December 31, 2020, compared to $7.3 million for 2019. The increase reflects the effect of reserves build in 2020 associated with the effect of the COVID-19 pandemic on macroeconomic variables employed in the Corporation’s CECL model, primarily for the commercial portfolios.

• Total non-interest income for the year ended December 31, 2020 amounted to $4.6 million, compared to $2.8 million for 2019. The increase was primarily related to fee income of $1.0 million recorded in connection with the sale of the 95% participation interests in Main Street loans originated in 2020, and a $0.7 million increase in gain on sales of residential mortgage loans in the secondary market.

• Direct non-interest expenses for the year ended December 31, 2020 were $33.8 million, compared to $34.1 million for 2019. The decrease was mainly due to a $0.4 million decrease in business promotion expenses.

Virgin Islands Operations

The Virgin Islands Operations segment consists of all banking activities conducted by FirstBank in the USVI and BVI, including consumer and commercial banking services, with a total of 11 banking branches currently serving the islands in the USVI of St. Thomas, St. Croix and St. John, and the island of Tortola in the BVI. The Virgin Islands Operations segment is driven by its consumer, commercial lending and deposit-taking activities.

Loans to consumers include auto and boat loans, lines of credit, and personal and residential mortgage loans. Deposit products include interest-bearing and non-interest-bearing checking and savings accounts, IRAs, and retail CDs. Retail deposits gathered through each branch serve as the funding sources for its own lending activities.

The highlights of the Virgin Islands operations’ financial results for the years ended December 31, 2020 and 2019 include the following:

• Segment income before taxes for the year ended December 31, 2020 decreased to $0.2 million, compared to $9.1 million for 2019, for the reasons discussed below.

• Net interest income for the year ended December 31, 2020 was $26.1 million, compared to $26.3 million for 2019. The decrease in net interest income was primarily related to the decrease in the average balance of residential mortgage loans in this operating segment.

• The Corporation recognized a provision for credit losses of $4.4 million for the year ended December 31, 2020, compared to a net loan loss reserve release of $4.0 million for 2019. The variance was primarily related to reserve builds in 2020 in connection with the effect of the COVID-19 pandemic on macroeconomic variables employed in the Corporation’s CECL model, primarily for the commercial portfolios. The net loan loss reserve release in 2019 was primarily related to a $2.9 million release associated with the effect of qualitative adjustments to account for developments in resolution strategies for nonaccrual loans and a $1.7 million loan loss recovery on a commercial and industrial loan charged off in prior periods.

• Non-interest income for the year ended December 31, 2020 was $7.3 million, compared to $7.7 million for 2019. The decrease was mainly related to a $0.5 million decrease in fee-based income from credit and debit cards as well as merchant-related activities, and a $0.2 million decrease in service charges on deposits, both affected by disruptions in business activities caused by the COVID-19 pandemic, partially offset by a $0.4 million increase in hurricane-related insurance recoveries, primarily due to the portion of the business interruption insurance recoveries recorded in 2020 related to this operating segment.

• Direct non-interest expenses for the year ended December 31, 2020 were $28.8 million compared to $29.0 million for 2019. The decrease was mainly due to a $0.9 million decrease in employees’ compensation and benefits expenses, partially offset by higher occupancy and equipment costs associated, in part, with the effect in 2019 of hurricane-related extra expenses insurance recoveries of $0.5 million recorded for this operating segment.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Financial Condition

The following table presents an average balance sheet of the Corporation for the following years:

	December 31,
	2020	2019	2018
(In thousands)
ASSETS
Interest-earning assets:
Money market and other short-term investments	$1,258,683	$649,065	$623,892
U.S. and Puerto Rico government obligations	878,537	632,959	799,358
MBS	2,236,262	1,382,589	1,347,979
FHLB stock	32,160	40,661	40,389
Other investments	6,238	3,403	2,881
Total investments	4,411,880	2,708,677	2,814,499

Residential mortgage loans	3,119,400	3,043,672	3,179,487
Construction loans	168,967	97,605	117,993
Commercial loans	4,387,419	3,731,499	3,629,329
Finance leases	440,796	370,566	287,400
Consumer loans	1,952,120	1,738,745	1,512,984
Total loans	10,068,702	8,982,087	8,727,193
Total interest-earning assets	14,480,582	11,690,764	11,541,692
Total non-interest-earning assets (1)	752,064	761,370	664,509
Total assets	$15,232,646	$12,452,134	$12,206,201

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking accounts	$2,197,980	$1,320,458	$1,288,240
Savings accounts	3,190,743	2,377,508	2,364,774
Retail CDs	2,741,388	2,540,289	2,404,764
Brokered CDs	357,965	500,766	816,229
Interest-bearing deposits	8,488,076	6,739,021	6,874,007
Loans payable	8,415	-	-
Other borrowed funds	475,492	294,798	352,729
FHLB advances	505,478	715,433	705,000
Total interest-bearing liabilities	9,477,461	7,749,252	7,931,736
Total non-interest-bearing liabilities (2)	3,525,101	2,542,708	2,379,789
Total liabilities	13,002,562	10,291,960	10,311,525

Stockholders' equity:
Preferred stock	36,104	36,104	36,104
Common stockholders' equity	2,193,980	2,124,070	1,858,572
Stockholders' equity	2,230,084	2,160,174	1,894,676
Total liabilities and stockholders' equity	$15,232,646	$12,452,134	$12,206,201
_________
(1) Includes, among other things, the ACL on loans and finance leases and debt securities.
(2) Includes, among other things, non-interest-bearing deposits.

The Corporation’s total average assets were $15.2 billion for the year ended December 31, 2020, compared to $12.5 billion for 2019, an increase of $2.7 billion. The variance primarily reflects: (i) an increase of $1.7 billion in the average balance of investment securities and interest-bearing cash balances, reflecting both increased purchases of investment securities and growth in cash balances supported by strong deposit growth during 2020, as well as the effect of investment securities acquired in conjunction with the acquisition of BSPR; and (ii) a $1.1 billion increase in the average balance of total loans, reflecting both the effect of loans acquired in conjunction with the BSPR acquisition and the volume of SBA PPP loans originated in 2020.

The Corporation’s total average liabilities were $13.0 billion as of December 31, 2020, an increase of $2.7 billion compared to December 31, 2019. The increase was mainly related to a $1.9 billion increase in the average balance of non-brokered interest-bearing deposits and a $953.2 million increase in the average balance of non-interest-bearing deposits, primarily reflecting the effect of payments received by individuals and commercial customers from government stimulus packages, payment deferral programs, and deposits assumed in conjunction with the BSPR acquisition. The increase also reflects the effect in 2020 of a call option exercised by a repurchase agreement counterparty on $200 million reverse repurchase agreements that were previously offset in the 2019 financial statements against variable-rate repurchase agreements pursuant to ASC Subtopic 210-20-45-11, “Balance Sheet – Offsetting – Other Presentation Matters – Repurchase and Reverse Repurchase Agreements.” The aforementioned variances were partially offset by a $142.8 million decrease in the average balance of brokered CDs and a $210.0 million decrease in the average balance of FHLB advances.

Assets

The Corporation’s total assets were $18.8 billion as of December 31, 2020, an increase of $6.2 billion from December 31, 2019. The increase was mainly the result of the acquisition of BSPR, which, as of the acquisition date, added $5.6 billion in total assets, primarily loans and investment securities. In addition, there was an $849.7 million increase in cash and cash equivalents and higher purchases of investment securities during 2020 in connection with, among other things, strong deposit growth in part resulting from COVID-19 pandemic-related factors, such as government stimulus for consumers and small businesses and lower consumer spending.

Loans Receivable, including Loans Held for Sale

The following table presents the composition of the Corporation's loan portfolio, including loans held for sale, as of the end of each of the last five years:

	2020	2019	2018	2017	2016
(In thousands)
Residential mortgage loans	$3,521,954	$2,933,773	$3,163,208	$3,290,957	$3,296,031
Commercial loans:
Commercial mortgage loans	2,230,602	1,444,586	1,522,662	1,614,972	1,568,808
Construction loans	212,500	111,317	79,429	111,397	124,951
Commercial and Industrial loans (1)	3,202,590	2,230,876	2,148,111	2,083,253	2,180,455
Total commercial loans	5,645,692	3,786,779	3,750,202	3,809,622	3,874,214
Consumer loans and finance leases	2,609,643	2,281,653	1,944,713	1,749,897	1,716,628
Total loans held for investment	11,777,289	9,002,205	8,858,123	8,850,476	8,886,873
Less:
Allowance for credit losses
for loans and finance leases	(385,887)	(155,139)	(196,362)	(231,843)	(205,603)
Total loans held for investment, net	11,391,402	8,847,066	8,661,761	8,618,633	8,681,270
Loans held for sale	50,289	39,477	43,186	32,980	50,006
Total loans, net	$11,441,691	$8,886,543	$8,704,947	$8,651,613	$8,731,276

(1) As of December 31, 2020, includes $406.0 million of SBA PPP loans.

As of December 31, 2020, the Corporation’s total loan portfolio, before the ACL, amounted to $11.8 billion, an increase of $2.8 billion when compared to December 31, 2019. The increase was primarily a result of the BSPR acquisition in the Puerto Rico region, as well as new loans originations, including the origination of $390.3 million of SBA PPP loans during 2020, partially offset by loan prepayments and payoffs. On a portfolio basis, the increase in the loan portfolio consisted of a $1.9 billion increase in commercial and construction loans, a $599.0 million increase in residential mortgage loans, and a $328.0 million increase in consumer loans and finance leases.

As of December 31, 2020, the loans held for investment portfolio was comprised of commercial and construction loans (48%), residential real estate loans (30%), and consumer and finance leases (22%). Of the total gross loan portfolio held for investment of $11.8 billion as of December 31, 2020, the Corporation had credit risk concentration of approximately 79% in the Puerto Rico region, 17% in the United States region (mainly in the state of Florida), and 4% in the Virgin Islands region, as shown in the following table:

As of December 31, 2020	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,788,827	$213,376	$519,751	$3,521,954
Commercial mortgage loans	1,793,095	60,129	377,378	2,230,602
Construction loans	73,619	11,397	127,484	212,500
Commercial and Industrial loans (1)	2,135,291	129,440	937,859	3,202,590
Total commercial loans	4,002,005	200,966	1,442,721	5,645,692
Consumer loans and finance leases	2,531,206	51,726	26,711	2,609,643
Total loans held for investment, gross	$9,322,038	$466,068	$1,989,183	$11,777,289
Loans held for sale	44,994	681	4,614	50,289
Total loans, gross	$9,367,032	$466,749	$1,993,797	$11,827,578

(1) As of December 31, 2020, includes $406.0 million of SBA PPP loans consisting of $301.1 million in the Puerto Rico region, $27.4 million in the Virgin Islands region, and $77.5 million in the United States region.

As of December 31, 2019	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,136,818	$230,769	$566,186	$2,933,773
Commercial mortgage loans	1,012,523	67,377	364,686	1,444,586
Construction loans	36,102	12,144	63,071	111,317
Commercial and Industrial loans	1,285,594	105,819	839,463	2,230,876
Total commercial loans	2,334,219	185,340	1,267,220	3,786,779
Consumer loans and finance leases	2,191,207	49,924	40,522	2,281,653
Total loans held for investment, gross	$6,662,244	$466,033	$1,873,928	$9,002,205
Loans held for sale	33,709	350	5,418	39,477
Total loans, gross	$6,695,953	$466,383	$1,879,346	$9,041,682

The increase in total loans in the Puerto Rico region consisted of increases of $1.7 billion in commercial and construction loans, $663.3 million in residential mortgage loans, and $340.0 million in consumer loans and finance leases. The increase reflected in all portfolio categories was primarily a result of the BSPR acquisition, as well as new loan originations, partially offset by prepayments and payoffs. Loans held for investment in the Puerto Rico region included a net purchase accounting discount of $63.0 million as of December 31, 2020 related to the acquisition of BSPR. In addition, the Corporation participated in the SBA PPP program under the CARES Act of 2020 and, as of December 31, 2020, the Corporation’s SBA PPP loans, net of unearned fees of $6.8 million, totaled $406.0 million (including $301.1 million in the Puerto Rico region). The unearned fees are being accreted into income based on the two-year contractual maturity (five years for the $26.9 million in SBA PPP loans originated after June 5, 2020). During the fourth quarter of 2020, the SBA approved and remitted payments for forgiveness applications totaling $48.9 million in principal balance, resulting in the acceleration of fee income recognition in the amount of approximately $0.7 million. For loans originated under the SBA PPP loan program, interest and principal payment on these loans were originally deferred for six months following the funding date, during which time interest would continue to accrue. On October 7, 2020, the Paycheck Protection Program Flexibility Act of 2020 (the “Flexibility Act”) extended the deferral period for borrower payments of principal, interest, and fees on all SBA PPP loans to the date that the SBA remits the borrower’s loan forgiveness amount to the lender (or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period). The extension of the deferral period under the Flexibility Act automatically applied to all SBA PPP loans.

The increase in total loans in the Florida region consisted of a $175.5 million increase in the balance of commercial and construction loans, including $77.5 million related to SBA PPP loans, partially offset by reductions of $47.2 million in residential mortgage loans and $13.8 million in consumer loans. In addition to SBA PPP loans, the increase in commercial and construction loans was driven by the origination of eight large facilities, each in excess of $10 million totaling $137.2 million as of December 31, 2020, partially offset by a $25.2 million reduction in exposure with respect to two large commercial and construction relationships.

The increase in total loans in the Virgin Islands region consisted of a $15.6 million increase in the balance of commercial and construction loans (including SBA PPP loans totaling $27.4 million) and a $1.8 million increase in consumer loans, partially offset by a reduction of $17.1 million in residential mortgage loans. The increase in commercial and construction loans resulting from the origination of SBA PPP loans was partially offset by repayments, including the payoff of a $2.0 million nonaccrual commercial mortgage loan and a $2.2 million decrease in the balance of government loans.

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

The following table sets forth certain additional data (including loan production) related to the Corporation’s loan portfolio net of the ACL on loans and finance leases as of and for the dates indicated:

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
(Dollars in thousands)
Beginning balance as of January 1	$8,886,543	$8,704,947	$8,651,613	$8,731,276	$8,907,541
Residential real estate loans originated
and purchased	560,012	491,210	531,971	549,147	749,653
Construction loans originated	126,499	69,440	65,243	58,103	19,019
C&I and commercial mortgage loans
originated and purchased	2,751,058	2,411,863	1,737,366	1,729,659	1,601,618
Finance leases originated	152,254	178,986	164,334	93,670	87,246
Consumer loans originated	915,107	1,194,650	991,950	785,516	780,148
Total loans originated and purchased	4,504,930	4,346,149	3,490,864	3,216,095	3,237,684
Loans acquired from BSPR	2,514,700	-	-	-	-
Sales of loans	(657,498)	(433,079)	(420,549)	(375,754)	(514,489)
Repayments and prepayments	(3,661,289)	(3,717,874)	(2,959,438)	(2,788,758)	(2,801,024)
Other decreases (1)	(145,695)	(13,600)	(57,543)	(131,246)	(98,436)
Net increase (decrease)	2,555,148	181,596	53,334	(79,663)	(176,265)
Ending balance as of December 31	$11,441,691	$8,886,543	$8,704,947	$8,651,613	$8,731,276

Percentage increase (decrease)	28.75%	2.09%	0.62%	(0.91)%	(1.98)%
_____________

(1)Includes, among other things, the change in the ACL on loans and finance leases and cancellation of loans due to the repossession of the collateral and loans repurchased.

Residential Real Estate Loans

As of December 31, 2020, the Corporation’s residential mortgage loan portfolio held for investment increased by $588.2 million, as compared to the balance as of December 31, 2019. The increase was primarily the result of the BSPR acquisition, partially offset by principal repayments, charge-offs, and foreclosures that exceeded the volume of non-conforming residential mortgage loan originations. Approximately 92% of the $403.7 million in residential mortgage loan originations in the Puerto Rico region during 2020 consisted of conforming loan originations and refinancings.

The majority of the Corporation’s outstanding balance of residential mortgage loans in the Puerto Rico and Virgin Islands regions consisted of fixed-rate loans that traditionally carry higher yields than residential mortgage loans in the Florida region. In the Florida region, approximately 56% of the residential mortgage loan portfolio consisted of hybrid adjustable-rate mortgages. In accordance with the Corporation’s underwriting guidelines, residential mortgage loans are primarily fully-documented loans, and the Corporation does not originate negative amortization loans.

Residential mortgage loan originations and purchases for the year ended December 31, 2020 amounted to $560.0 million, compared to $491.2 million for 2019. These amounts include purchases from mortgage bankers of $0.8 million and $18.8 million for the years ended December 31, 2020 and 2019, respectively. The increase in residential mortgage loan originations and purchases of $68.8 million reflect increases of $63.1 million, $3.3 million, and $2.4 million in the Florida, Virgin Islands and Puerto Rico regions, respectively. The increases across all regions reflect a higher volume of refinanced loans and conforming loan originations driven by the effect of lower mortgage loan interest rates and increased home purchase activity. These increases were achieved despite the disruptions in the loan underwriting and closing processes caused by the lockdown related to the COVID-19 pandemic that was implemented in Puerto Rico on March 16, 2020. The real estate market in Puerto Rico was permitted to resume operations in mid-May 2020.

Commercial and Construction Loans

As of December 31, 2020, the Corporation’s commercial and construction loan portfolio increased by $1.9 billion to $5.6 billion, as compared to the balance as of December 31, 2019. As explained above, the increase in the commercial and construction loan portfolio was primarily due to the acquisition of BSPR, as well as new originations including SBA PPP loans, as further discussed below.

As of December 31, 2020, the Corporation had $201.3 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $57.7 million as of December 31, 2019. As of December 31, 2020, approximately $107.4 million consisted of loans extended to municipalities in Puerto Rico that are supported by assigned property tax revenues and $38.5 million consisted of municipal special obligation bonds. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of budgetary subsidies provided by the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required to satisfy the payment of all of their respective general obligation bonds and notes. Late in 2015, the Government Development Bank for Puerto Rico (“GDB”) and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of December 31, 2020 included $13.6 million in loans granted to an affiliate of the Puerto Rico Electric Power Authority (“PREPA”) and $41.8 million in loans to an agency of the Puerto Rico central government.

The Corporation also has credit exposure to USVI government entities. As of December 31, 2020, the Corporation had $61.8 million in loans to USVI government instrumentalities and public corporations, compared to $64.1 million as of December 31, 2019. Of the amount outstanding as of December 31, 2020, public corporations of the USVI owed approximately $38.6 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of December 31, 2020, all loans were currently performing and up to date on principal and interest payments.

As of December 31, 2020, the Corporation’s total exposure to shared national credit (“SNC”) loans (including unused commitments) amounted to $882.9 million, compared to $820.4 million as of December 31, 2019. As of December 31, 2020, approximately $168.6 million of the SNC exposure related to the portfolio in Puerto Rico and $714.3 million related to the portfolio in the Florida region.

Commercial and construction loan originations (excluding government loans) amounted to $2.8 billion for the year ended December 31, 2020, compared to $2.4 billion for 2019. Total commercial and construction loan originations in 2020 include SBA PPP loan originations of $390.2 million and Main Street loan originations of $184.4 million. Excluding SBA PPP loans and Main Street loans originated in 2020, commercial and construction loan originations were $2.3 billion, down $179.7 million compared to 2019. The decrease reflects reductions of $154.1 million, $21.0 million, and $4.6 million in the Florida, Puerto Rico, and the Virgin Islands regions, respectively, primarily as a result of the effect of the COVID-19 pandemic on economic activities, in particular during the second quarter of 2020.

Government loan originations for 2020 amounted to $41.3 million, compared to $40.0 million for 2019. Government loan originations in both years primarily consisted of the refinancing and renewal of certain facilities in both the Virgin Islands and the Puerto Rico regions, as well as the utilization of an arranged overdraft line of credit of a government entity in the Virgin Islands region.

The composition of the Corporation’s construction loan portfolio held for investment as of December 31, 2020 and 2019 by category and geographic location follows:

As of December 31,2020
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$116	$956	$-	$1,072
Single-family, detached	14,685	459	4,980	20,124
Total for residential housing projects	14,801	1,415	4,980	21,196
Construction loans to individuals secured by residential properties	48	-	-	48
Loans for commercial projects	48,185	8,635	120,888	177,708
Land loans - residential	5,685	1,347	1,616	8,648
Land loans - commercial	4,900	-	-	4,900
Total construction loan portfolio, gross	73,619	11,397	127,484	212,500
ACL	(1,752)	(880)	(2,748)	(5,380)
Total construction loan portfolio, net	$71,867	$10,517	$124,736	$207,120

(1) Mid-rise relates to buildings of up to 7 stories.

As of December 31,2019
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$514	$956	$-	$1,470
Single-family, detached	246	797	6,267	7,310
Total for residential housing projects	760	1,753	6,267	8,780
Construction loans to individuals secured by residential properties	48	473	-	521
Loans for commercial projects	22,827	8,160	54,536	85,523
Land loans - residential	7,193	1,758	2,268	11,219
Land loans - commercial	5,274	-	-	5,274
Total construction loan portfolio, gross	36,102	12,144	63,071	111,317
ACL	(1,706)	(655)	(9)	(2,370)
Total construction loan portfolio, net	$34,396	$11,489	$63,062	$108,947

(1) Mid-rise relates to buildings of up to 7 stories.

The following table presents further information related to the Corporation’s construction portfolio as of and for the year ended December 31, 2020:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$119,900
Construction loans held for investment in nonaccrual status	$12,971
Net charge offs (recoveries) - Construction loans	$(108)
ACL - Construction loans	$5,380
Nonaccrual construction loans to total construction loans	6.10%
ACL of construction loans to total construction loans held for investment	2.53%
Net charge-offs (recoveries) to total average construction loans	(0.06)%

Consumer Loans and Finance Leases

As of December 31, 2020, the Corporation’s consumer loan and finance lease portfolio increased by $328.0 million to $2.6 billion, as compared to the portfolio balance of $2.3 billion as of December 31, 2019. The increase primarily reflects increases in auto loans, personal loans, finance leases, and credit cards loans, which increased by $161.6 million, $83.8 million, $58.5 million, and $27.5 million, respectively, partially offset by reductions in home equity lines of credit and boat loans of $1.9 million and $1.3 million, respectively. The increase in consumer loans reflects the effect of both consumer loans acquired in conjunction with the BSPR acquisition, primarily personal loans and credit card loans, and the organic growth in auto and finance leases despite disruptions caused by quarantines and lockdowns of non-essential businesses in connection with the COVID-19 pandemic, which in Puerto Rico were imposed in mid-March.

Originations of auto loans (including finance leases) in 2020 amounted to $614.9 million, compared to $704.8 million for 2019. Personal loan originations in 2020, other than credit card loans, amounted to $123.8 million, compared to $267.1 million in 2019. Most of the decrease in consumer loan originations in 2020, as compared with 2019, was in the Puerto Rico region, which was significantly affected by quarantines and lockdowns of non-essential businesses in connection with the COVID-19 pandemic. The utilization activity on the outstanding credit card portfolio in 2020 amounted to approximately $328.7 million, compared to $401.8 million in 2019.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available-for-sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of December 31, 2020 amounted to $4.6 billion, a $2.5 billion increase from December 31, 2019. The increase was mainly driven by purchases of approximately $3.8 billion of U.S. agencies MBS and bonds, and the acquisition of BSPR, which added $258.0 million of U.S. agencies residential pass-through MBS as of December 31, 2020, partially offset by sales of $392.2 million of U.S. agencies MBS, approximately $624.7 million of U.S. agencies bonds that matured or were called prior to maturity during 2020, and prepayments of $649.4 million of U.S. agencies MBS. Given the stimulus actions being taken by the federal government to contain the economic effects of the COVID-19 pandemic, market interest rates remain at low levels, which may trigger accelerated exercises of call options and prepayment rights on investments securities in the future. These risks are directly linked to future period market interest rate fluctuations.

As of December 31, 2020, approximately 99% of the Corporation’s available-for-sale securities portfolio was invested in U.S. government and agencies debentures and fixed-rate GSEs’ MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). In addition, as of December 31, 2020, the Corporation held a bond issued by the PRHFA, classified as available for sale, specifically a residential pass-through MBS in the aggregate amount of $4.0 million (fair value - $2.9 million). This residential pass-through MBS issued by the PRHFA is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010. During the second quarter of 2020, the Corporation established an ACL of $0.3 million related to such pass-through MBS issued by the PRHFA based on the results of a risk-adjusted discounted cash flow analysis that took into consideration the current performance of the underlying mortgage loans and the deteriorating forecasted economic conditions due to the COVID-19 pandemic.

As of December 31, 2020, the Corporation’s held-to-maturity investment securities portfolio, before the ACL, amounted to $189.5 million, an increase of $50.8 million from December 31, 2019. The increase reflects primarily $57.2 million of Puerto Rico municipal bonds accounted for as held-to-maturity securities resulting from the BSPR acquisition. Upon adoption of CECL on January 1, 2020, the Corporation recognized an ACL for held-to-maturity debt securities of approximately $8.1 million, as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in beginning retained earnings, net of applicable income taxes. As of December 31, 2020, the ACL for held-to-maturity debt securities was $8.8 million, including the $8.1 million effect of adopting CECL, a $1.3 million initial ACL established for PCD debt securities acquired in the BSPR acquisition, and a $0.6 million release to the initial ACL established in 2020. Held-to-maturity investment securities consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which the Corporation accounts for as securities, but which were underwritten as loans with features that are typically found in commercial loans. These obligations typically are not issued in bearer form, are not registered with the Securities and Exchange Commission, and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and, in most cases, are supported by assigned property tax revenues. Approximately 60% of the Corporation’s municipality bonds consisted of obligations issued by three of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. Given the uncertainties as to the effects that the negative fiscal position of the Puerto Rico central government, the COVID-19 pandemic, and the measures taken, or to be taken, by other government entities may have on municipalities, the Corporation cannot be certain whether future charges to the ACL on these securities will be required.

See “Risk Management – Exposure to Puerto Rico Government” below for information and details about the Corporation’s total direct exposure to the Puerto Rico government, including municipalities.

The following table presents the carrying values of investments as of the indicated dates:

	December 31,	December 31,
	2020	2019
(In thousands)
Money market investments	$60,572	$97,708

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	1,187,674	332,199
Puerto Rico government obligations	2,899	7,322
MBS	3,455,796	1,783,504
Other	650	500
Total investment securities available for sale, at fair value	4,647,019	2,123,525

Investment securities held to maturity, at amortized cost:
Puerto Rico municipal bonds	189,488	138,675
ACL for held-to-maturity debt securities	(8,845)	-
	180,643	138,675
Equity securities, including $31.2 million and $34.1 million of FHLB stock
as of December 31, 2020 and 2019, respectively	37,588	38,249
Total money market investments and investment securities	$4,925,822	$2,398,157

MBS as of the indicated dates consisted of:

	December 31,	December 31,
	2020	2019
(In thousands)
Available for sale:
FHLMC certificates	$1,149,871	$509,210
GNMA certificates	699,492	312,882
FNMA certificates	1,320,281	869,417
Collateralized mortgage obligations issued or
guaranteed by FHLMC, FNMA or GNMA	277,724	80,879
Private label MBS	8,428	11,116
Total MBS	$3,455,796	$1,783,504

The carrying values of investment securities classified as available for sale and held to maturity as of December 31,2020 by contractual maturity (excluding MBS) are shown below:

	Carrying Amount	Weighted-average yield %
(In thousands)
U.S. government and agencies obligations:
Due within one year	$32,193	1.88
Due after one year through five years	692,289	0.57
Due after five years through ten years	441,928	0.83
Due after ten years	21,264	0.65
	1,187,674	0.70
Puerto Rico government and municipalities obligations:
Due within one year	556	5.41
Due after one year through five years	17,297	3.00
Due after five years through ten years	88,394	4.66
Due after ten years	86,140	3.73
	192,387	4.09
Other investment securities
Due after one year through five years	650	2.94
Total	1,380,711	1.18
MBS	3,455,796	1.47
Allowance for credit losses on held-to-maturity debt securities	(8,845)	-
Total investment securities available for sale and held to maturity	$4,827,662	1.39

Net interest income of future periods could be affected by prepayments of MBS. Any acceleration in the prepayments of MBS would lower yields on these securities, since the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of MBS would increase yields on securities purchased at a discount, since the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of December 31, 2020, the Corporation had approximately $1.0 billion in debt securities (U.S. agencies government securities) with embedded calls, primarily purchased at par or at a discount, and with an average yield of 0.67%. See “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and the Corporation’s interest rate risk management strategies. Also refer to Note 5 – Investment Securities, to the audited consolidated financial statements included in Item 8 of this Form 10-K, for additional information regarding the Corporation’s investment portfolio.

Maturities of Investment Securities and Loans Receivable

The following table presents the maturities or repricings of the loan and investment portfolio as of December 31, 2020:

		2-5 Years		Over 5 Years
		Fixed -	Variable -	Fixed -	Variable -
	One Year	Interest	Interest	Interest	Interest
	or Less	Rates	Rates	Rates	Rates	Total
(In thousands)
Investments: (1)
Money market investments	$60,572	$-	$-	$-	$-	$60,572
MBS	245,056	728,366	-	2,482,374	-	3,455,796
Other securities (2)	218,922	711,384	-	487,993	-	1,418,299
Total investments	524,550	1,439,750	-	2,970,367	-	4,934,667

Loans: (1) (3)
Residential mortgage	579,277	465,710	114,533	2,405,206	7,517	3,572,243
C&I and commercial mortgage	3,832,518	1,247,439	234,381	116,758	2,096	5,433,192
Construction	205,672	6,108	-	720	-	212,500
Finance leases	179,132	291,095	-	2,762	-	472,989
Consumer	906,020	1,142,333	-	88,301	-	2,136,654
Total loans	5,702,619	3,152,685	348,914	2,613,747	9,613	11,827,578
Total earning assets	$6,227,169	$4,592,435	$348,914	$5,584,114	$9,613	$16,762,245
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

Model Risk

Model risk is the potential for adverse consequences from decisions based upon incorrect or misused model outputs and reports or based upon an incomplete or inaccurate model. The use of models exposes the Corporation to some level of model risk. Model errors can contribute to incorrect valuations and lead to operational errors, inappropriate business decisions or incorrect financial entries. The Corporation seeks to reduce model risk through rigorous model identification and validation.

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

• Review and recommend to the Board the parameters and establishment of the Corporation’s risk tolerance and risk appetite;

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

• Oversee the Corporation’s regulatory compliance.

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

• The preparation of the Audit Committee report required to be included in the proxy statement for the Corporation’s annual stockholders’ meeting by the rules of the SEC; and

• Oversee the Corporation’s legal risk.

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

Trust Committee

The Board of Directors of the Bank appoints the Trust Committee to assist the Board of Directors in fulfilling its oversight responsibilities with respect to the Trust Department and its fiduciary responsibilities. The Trust Committee primarily responsibilities are to ensure proper exercise of the fiduciary powers of the Bank and to review the activities of the Trust Department. The Trust Committee shall have jurisdiction over all aspects of the Trust Department and may act on behalf of the Board of Directors.

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

Executive Risk Management Committee

The Executive Risk Management Committee is responsible for exercising oversight of information regarding First BanCorp.’s enterprise risk management framework, including the significant policies, procedures, and practices employed to manage the identified risk categories (credit risk, operational risk, legal and regulatory risk, reputational risk, model risk, and capital risk). In carrying out its oversight responsibilities, each committee member is entitled to rely on the integrity and expertise of those people providing information to the committee and on the accuracy and completeness of such information, absent actual knowledge of an inaccuracy.

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

Other Management Committees

As part of its governance framework, the Corporation has various additional risk management related-committees. These committees are jointly responsible for ensuring adequate risk measurement and management in their respective areas of authority. At the management level, these committees include:

• Management’s Investment and Asset Liability Committee (the “MIALCO”) – oversees interest rate and market risk, liquidity management and other related matters. Refer to Liquidity Risk and Capital Adequacy and Interest Rate Risk Management below for further details.

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

• Regulatory Compliance Committee – oversees the Corporation’s Regulatory Compliance Management System. The Regulatory Compliance Committee reviews and discusses any regulatory compliance laws and regulations that impact performance of regulatory compliance policies, programs and procedures. The Regulatory Compliance Committee also ensures the coordination of regulatory compliance requirements throughout departments and business units.

• Regulatory Reporting Committee – oversees and assists the senior officers in fulfilling their responsibility for oversight of the accuracy and timeliness of the required regulatory reports and related policies and procedures, addresses changes and/or concerns communicated by the regulators and addresses issues identified during the regulatory reporting process. The Regulatory Reporting Committee oversees, and updates, as necessary, the established controls and procedures designed to ensure that information in regulatory reports is recorded, processed, and accurately reported and on a timely basis.

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

• Current Expected Credit Losses (“CECL”) Committee – oversees the Corporation’s requirements for the calculation of CECL, including the implementation of new models, if necessary, selection of vendors and monitoring of the new guidance from different regulatory agencies with regards to CECL requirements. The CECL Committee reviews estimated credit loss inputs, key assumptions, and qualitative overlays. In addition, the Committee approves the determination of reasonable and supportable periods used with respect to macroeconomic forecasts, and the historical loss reversion method and parameters. The CECL Committee reports to the Credit and Audit Committee on its progress with the implementation of the new standard.

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

• Chief Financial Officer (“CFO”), together with the Corporation’s Treasurer - manage the Corporation’s interest rate and market and liquidity risk programs and, together with the Controller, if a different individual from the CFO, are responsible for the implementation of accounting policies and practices in accordance with GAAP and applicable regulatory requirements. The ERM and Operational Risk Director assists the CFO in the review of the Corporation’s internal control over financial reporting and disclosure controls and procedures.

• Controller - responsible for the development and implementation of the Corporation’s accounting policies and practices and the review and monitoring of critical accounts and transactions to ensure that they are managed in accordance with GAAP and applicable regulatory requirements.

• Strategic Planning Director - responsible for the development of the Corporation’s strategic and business plan, by coordinating and collaborating with the executive team and all corporate bodies concerned with the strategic and business planning process.

• Investors Relations and Capital Planning Officer - responsible for improving the effective communication with investors, while enhancing the Corporation’s capital plan based on the stress test processes and proactively managing capital. The Investor Relations and Capital Planning Officer works with the Treasury, Asset and Liability Management (“ALM”), Financial Analysis, Corporate Credit Risk, and Strategic Planning units in order to follow a holistic approach to proactively manage risk and returns for shareholders under the stress testing framework.

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

Liquidity Risk and Capital Adequacy

Liquidity risk involves the ongoing ability to accommodate liability maturities and deposit withdrawals, fund asset growth and business operations, and meet contractual obligations through unconstrained access to funding at reasonable market rates. Liquidity management involves forecasting funding requirements and maintaining sufficient capacity to meet liquidity needs and accommodate fluctuations in asset and liability levels due to changes in the Corporation’s business operations or unanticipated events.

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. During 2020, the Corporation continued to pay quarterly interest payments on the subordinated debentures associated with its TRuPs, the monthly dividend income on its non-cumulative perpetual monthly income preferred stock, and quarterly dividends on its common stock.

The Asset and Liability Committee of the Corporation’s Board of Directors is responsible to oversee management’s establishment of the Corporation’s liquidity policy, as well as approving operating and contingency procedures and monitoring liquidity on an ongoing basis. The MIALCO, which reports to the Board of Directors’ Asset and Liability Committee, uses measures of liquidity developed by management that involve the use of several assumptions to review the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters.

The MIALCO is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Officer, the Retail Financial Services Director, the risk manager of the Treasury and Investments Division, the Financial Planning and ALM Director and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy, monitoring liquidity availability on a daily basis, and reviewing liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position on a monthly basis. The Financial Planning and ALM Director estimates the liquidity gap for longer periods.

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

The Corporation manages its liquidity in a proactive manner, in an effort to maintain a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of December 31, 2020, the estimated core liquidity reserve (which includes cash and free liquid securities) was $4.1 billion, or 21.6% of total assets, compared to $2.0 billion, or 15.8% of total assets as of December 31, 2019. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 27.9% of total assets as of December 31, 2020, compared to 20.1% of total assets as of December 31, 2019. As of December 31, 2020, the Corporation had $1.2 billion available for additional credit from the FHLB. Unpledged liquid securities, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $2.6 billion as of December 31, 2020. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of December 31, 2020, the holding company had $17.1 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of December 31, 2020 were approximately $1.5 billion. The Bank had $216.2 million in brokered CDs as of December 31, 2020, of which approximately $115.9 million mature over the next twelve months. In addition, the Corporation had non-maturity brokered deposits totaling $225.5 million as of December 31, 2020. Liquidity at the Bank level is highly dependent on bank deposits, which fund 82% of the Bank’s assets (or 81%, excluding brokered CDs).

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

As of December 31, 2020, the amounts of brokered CDs had decreased by $218.9 million to $216.2 million from brokered CDs of $435.1 million as of December 31, 2019. Non-maturity brokered deposits, such as money market accounts maintained by a deposit broker, increased in 2020 by $103.2 million to $225.5 million as of December 31, 2020. The increase in non-maturity brokered deposits includes approximately $45.3 million related to brokered deposits assumed in the acquisition of BSPR. Consistent with its strategy, the Corporation has been seeking to add core deposits. As of December 31, 2020, the Corporation’s deposits, excluding brokered deposits and government deposits, increased by $5.1 billion to $12.8 billion. The increase reflects both the effect of deposits assumed in the acquisition of BSPR, and organic growth primarily in demand deposits, reflecting the effect of payments received by individuals and commercial customers from government stimulus packages, as well as the effect of payment deferral programs.

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

The Corporation’s principal sources of funding are discussed below:

Deposits

The following table presents the composition of total deposits as of the indicated dates:

	Weighted Average
	Cost as of	As of December 31,
	December 31, 2020	2020	2019
(Dollars in thousands)
Interest-bearing savings accounts	0.22%	$4,088,969	$2,437,345
Interest-bearing checking accounts	0.21%	3,651,806	1,412,390
CDs	1.38%	3,030,485	3,130,838
Interest-bearing deposits	0.55%	10,771,260	6,980,573
Non-interest-bearing deposits		4,546,123	2,367,856

Total		$15,317,383	$9,348,429
Interest-bearing deposits:
Average balance outstanding		$8,488,076	$6,739,021
Non-interest-bearing deposits:
Average balance outstanding		$3,318,945	$2,365,749
Weighted average rate during
the period on interest-
bearing deposits		0.81%	1.15%

Brokered CDs – Historically, a portion of the Corporation’s funding has been brokered CDs issued by FirstBank. Total brokered CDs decreased during 2020 by $218.9 million to $216.2 million as of December 31, 2020.

The average remaining term to maturity of the brokered CDs outstanding as of December 31, 2020 was approximately 1.2 years.

The use of brokered CDs has historically been an additional source of funding for the Corporation. It provides an additional efficient channel for funding diversification and interest rate management. Brokered CDs are insured by the FDIC up to regulatory limits; and can be obtained faster than regular retail deposits. In addition, the Corporation may obtain funds from brokers deposited in non-maturity money market accounts tied to short-term money market rates such as Fed Funds. Non-maturity brokered deposits increased by $103.2 million to $225.5 million as of December 31, 2020.

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of December 31, 2020:

Total
(In thousands)

Three months or less	$508,500
Over three months to six months	379,821
Over six months to one year	616,468
Over one year	817,252
Total	$2,322,041

As of December 31, 2020, CDs in denominations of $100,000 or higher include brokered CDs in the amount of $216.1 million issued to deposit brokers in the form of large CDs that are generally participated out by brokers in amounts of less than the FDIC insurance limit.

Government deposits – As of December 31, 2020, the Corporation had $1.8 billion of Puerto Rico public sector deposits ($1.6 billion in transactional accounts and $155.8 million in time deposits), compared to $826.9 million as of December 31, 2019. The increase reflects the effect of both the acquisition of BSPR and organic growth in the balance of government transactional accounts. As of December 31, 2020, approximately 23% of the public sector deposits in Puerto Rico were from municipalities and municipal agencies and 77% were from public corporations, the central government and U.S. federal government agencies in Puerto Rico.

In addition, as of December 31, 2020, the Corporation had $280.2 million of government deposits in the Virgin Islands region (December 31, 2019 - $227.2 million) and $9.7 million in the Florida region. (December 31, 2019 - $7.6 million).

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered deposits and government deposits, increased by $5.1 billion to $12.8 billion from a balance of $7.7 billion as of December 31, 2019, reflecting increases of $5.0 billion, $43.2 million, and $39.5 million in the Puerto Rico, Florida and Virgin Islands regions, respectively. The increase in the Puerto Rico region was primarily due to the acquisition of BSPR, and strong deposit inflows which, in part reflects the payments received by individuals and commercial customers from government stimulus packages intended to mitigate the effects of the COVID-19 pandemic, as well as the effects of the payment deferral programs. The most significant increases were in demand deposits, which grew by 107%, or $3.5 billion, and saving deposits, which grew by 70%, or $1.4 billion.

Refer to “Net Interest Income” above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the years ended December 31, 2020 and 2019.

Borrowings

As of December 31, 2020, total borrowings amounted to $923.8 million, compared to $854.2 million as of December 31, 2019.

The following table presents the composition of total borrowings as of the dates indicated:

	Weighted Average
	Rate as of	As of December 31,
	December 31, 2020	2020	2019
(Dollars in thousands)
Securities sold under agreements
to repurchase	1.77%	$300,000	$100,000
Advances from FHLB	2.26%	440,000	570,000
Other borrowings	2.83%	183,762	184,150
Total (1)		$923,762	$854,150
Weighted average rate during
the period		2.47%	3.07%

(1)Includes borrowings of $383.2 million as of December 31, 2020 that have variable interest rates or maturities within a year.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $300 million and $100 million as of December 31, 2020 and 2019, respectively. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. See Note 18 – Securities Sold Under Agreements to Repurchase, in the accompanying audited consolidated financial statements included in Item 8 of this Form 10-K, for further details about repurchase agreements outstanding by counterparty and maturities.

During the first quarter of 2020, a repurchase agreement counterparty exercised its call option on $200 million of reverse repurchase agreements that were previously offset in the 2019 statement of financial condition against variable-rate repurchase agreements, pursuant to ASC Subtopic 210-20-45-11, “Balance Sheet – Offsetting – Other Presentation Matters - Repurchase and Reverse Repurchase Agreements.”

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of December 31, 2020, the outstanding balance of FHLB advances was $440 million, compared to $570.0 million as of December 31, 2019. During 2020, the Corporation repaid $95 million of maturing long-term FHLB advances, which were carried at an average cost of 1.98%, and $35 million in short-term FHLB advances that were outstanding as of December 31, 2019, which were carried at a cost of 1.83%. As of December 31, 2020, the Corporation had $1.2 billion available for additional credit on FHLB lines of credit.

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

As of December 31, 2020 and 2019, the Corporation had subordinated debentures outstanding in the aggregate amount of $183.8 million and $184.2 million, respectively. As of December 31, 2020, the Corporation was current on all interest payments due related to its subordinated debentures. As mentioned above, during 2020, the Corporation repurchased $0.4 million of TRuPs, resulting in a commensurate reduction in the related amount of the floating rate junior subordinated debentures.

Other Sources of Funds and Liquidity - The Corporation’s principal uses of funds are for the origination of loans and the repayment of maturing deposits and borrowings. In connection with its mortgage banking activities, the Corporation has invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly-liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, U.S. Department of Housing and Urban Development (“HUD”), FNMA and FHLMC. During 2020, the Corporation sold approximately $221.5 million of FHA/VA mortgage loans to GNMA, which packages them into MBS.

In addition, the FED has taken several steps to promote economic and financial stability in response to the significant economic disruption caused by the COVID-19 pandemic. These actions are intended to stimulate economic activity by reducing interest rates and provide liquidity to financial markets so that participants have access to needed funding. During 2020, the federal funds target rate was lowered to a range of 0% to 0.25%, making the FED Discount Window Program a cost-efficient contingent source of funding for the Corporation given the highly-volatile market conditions. Although currently not in use, as of December 31, 2020, the Corporation had approximately $960 million available for funding under the FED’s BIC Program. As an SBA-qualified PPP lender, the Bank is eligible to borrow under the PPP Liquidity Facility by pledging SBA PPP loans. The Corporation is not currently utilizing this Liquidity Facility.

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

Cash Flows

Cash and cash equivalents were $1.5 billion as of December 31, 2020, an increase of $849.7 million when compared to the balance as of December 31, 2019. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during 2020 and 2019:

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

For the years ended December 31, 2020 and 2019, net cash provided by operating activities was $297.7 million and $294.3 million, respectively. Net cash generated from operating activities was higher than reported net income, largely as a result of adjustments for items such as the provision for credit losses, depreciation and amortization, as well as the cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment, as well as purchasing, selling and repaying available-for-sale and held-to-maturity investment securities. For the year ended December 31, 2020, net cash used in investing activities was $1.2 billion, primarily due to purchases of U.S. agencies MBS and the funding of commercial and consumer loan originations, partially offset by principal collected on loans and on U.S. agencies MBS prepayments, proceeds from U.S. agencies bonds that matured or were called prior to maturity, and the excess of the cash acquired in the BSPR acquisition over the cash consideration paid at closing.

For the year ended December 31, 2019, net cash used in investing activities was $343.0 million, primarily resulting from purchases of U.S. agencies debt and MBS and liquidity used to fund loan originations, partially offset by principal collected on loans and on U.S. agencies bonds matured or called prior to maturity, as well as U.S. agencies MBS prepayments.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance of and payments on long-term debt, the issuance of equity instruments and activities related to its short-term funding. For the year ended December 31, 2020, net cash provided by financing activities was $1.8 billion, mainly reflecting an increase in non-brokered deposits, and, to a lesser extent, proceeds from the early cancellation of long-term reverse repurchase agreements that were previously offset against variable-rate repurchase agreements in the 2019 consolidated statement of financial condition, partially offset by dividends paid on common and preferred stock and repayment of matured FHLB advances.

For the year ended December 31, 2019, net cash provided by financing activities was $106.6 million, mainly reflecting an increase in non-brokered deposits, partially offset by the repayment at maturity of brokered CDs, a short-term repurchase agreement in the amount of $50.1 million, and $205.0 million of FHLB advances, and the payment of dividends on common and preferred stock.

Capital

As of December 31, 2020, the Corporation’s stockholders’ equity was $2.3 billion, an increase of $47.1 million from December 31, 2019. The increase was driven by the earnings generated during 2020 and a $60.5 million increase in OCI related to changes in the fair value of available-for-sale securities, partially offset by the $62.3 million transition adjustment related to the adoption of CECL recorded against beginning retained earnings, and the common and preferred stock dividends declared in 2020 totaling $46.4 million. On January 28, 2021, the Corporation declared a quarterly cash dividend of $0.07 per common share, which represented $0.02 per common share, or a 40%, increase from the prior quarter’s dividend level. In addition, since December 2016, the Corporation has been making monthly dividend payments on its outstanding shares of non-cumulative perpetual Series A through E preferred stock. The Corporation intends to continue to pay monthly dividend payments on the preferred stock and quarterly dividends on common stock. The Corporation’s common stock and other stock dividends, including the declaration, timing and amount, remain subject to the consideration and approval by the Corporation’s Board of Directors at the relevant times.

Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of December 31, 2020 and 2019:

		Banking Subsidiary
			To be well capitalized -
	First BanCorp. (1)	FirstBank (1)	thresholds

As of December 31, 2020
Total capital ratio (Total capital to risk-weighted assets)	20.37%	19.91%	10.00%
CET1 capital ratio
(CET1 capital to risk-weighted assets)	17.31%	16.05%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	17.61%	18.65%	8.00%
Leverage ratio	11.26%	11.92%	5.00%

(1) As permitted by the regulatory capital framework, the Corporation elected to delay for two years the day-one impact related to the adoption of CECL on January 1, 2020 plus 25% of the change in the ACL from January 1, 2020 to December 31, 2021. Such effects, will be phased in at 25% per year beginning on January 1, 2022.

		Banking Subsidiary
			To be well capitalized -
	First BanCorp.	FirstBank	thresholds

As of December 31, 2019
Total capital ratio (Total capital to risk-weighted assets)	25.22%	24.74%	10.00%
CET1 capital ratio
(CET1 capital to risk-weighted assets)	21.60%	20.09%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	22.00%	23.49%	8.00%
Leverage ratio	16.15%	17.26%	5.00%

The Corporation and FirstBank compute risk-weighted assets using the standardized approach required by U.S. Basel III capital rules (“Basel III rules”). The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% of additional CET1 capital to avoid limitations on both (i) capital distributions (e.g., repurchases of capital instruments, dividends and interest payments on capital instruments), and (ii) discretionary bonus payments to executive officers and heads of major business lines.

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

On July 9, 2019, the Federal Reserve Board, the FDIC, and the Office of the Comptroller of the Currency (collectively “the agencies”) adopted a final rule that superseded certain regulatory capital transition rules and eliminated the transition provisions that are no longer operative. The final rule was effective on April 1, 2020, and eliminated: (i) the 10% CET1 capital deduction threshold, which applies individually to holdings of mortgage servicing assets, temporary difference deferred tax assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the 15% CET1 capital deduction threshold, which applies to the aggregate amount of such items; (iii) the 10% threshold for non-significant investments, which applies to holdings of regulatory capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock. Instead, the final rule requires non-advanced approaches banking organizations to deduct from CET1 capital any amount of mortgage servicing assets, temporary difference deferred tax assets, and investments in the capital of unconsolidated financial institutions that individually exceeds 25% of CET1 capital of the banking organization (the 25% CET1 capital deduction threshold). The final rule retains the requirement that increased from 100% to 250% the risk-weighting of non-deducted mortgage servicing assets and temporary difference deferred tax assets

As part of its response to the impact of COVID-19, on March 31, 2020, the agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule provides that, at the election of a qualified banking organization, the day 1 impact to retained earnings plus 25% of the change in the ACL (excluding PCD loans) from January 1, 2020 to December 31, 2021 will be delayed for two years and phased-in at 25% per year beginning on January 1, 2022 over a three-year period, resulting in a total transition period of five years. Accordingly, as of December 31, 2020, the capital measures of the Corporation and the Bank shown in the table above exclude the $62.3 million day 1 impact to retained earnings and 25% of the increase in the ACL (as defined in the interim final rule) from January 1, 2020 to December 31, 2020. The agencies may take other measures affecting regulatory capital to address the COVID-19 pandemic, although the nature and impact of such measures cannot be predicted at this time.

The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, purchased credit card relationship intangible assets and insurance customer relationship intangible asset. Tangible assets are total assets less intangible assets such as goodwill, core deposit intangibles, purchased credit card relationships and insurance customer asset relationships. See “Basis of Presentation” below for additional information.

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets, non-GAAP financial measures, to total equity and total assets, respectively, for the years ended December 31,2020 and 2019, respectively:

	December 31,	December 31,
(In thousands, except ratios and per share information)	2020	2019

Total equity - GAAP	$2,275,179	$2,228,073
Preferred equity	(36,104)	(36,104)
Goodwill	(38,632)	(28,098)
Purchased credit card relationship intangible	(4,733)	(3,615)
Core deposit intangible	(35,842)	(3,488)
Insurance customer relationship intangible	(318)	(470)

Tangible common equity	$2,159,550	$2,156,298

Total assets - GAAP	$18,793,071	$12,611,266
Goodwill	(38,632)	(28,098)
Purchased credit card relationship intangible	(4,733)	(3,615)
Core deposit intangible	(35,842)	(3,488)
Insurance customer relationship intangible	(318)	(470)
Tangible assets	$18,713,546	$12,575,595
Common shares outstanding	218,235	217,359

Tangible common equity ratio	11.54%	17.15%
Tangible book value per common share	$9.90	$9.92

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If the legal surplus reserve is not sufficient to cover such balance in whole or in part, the Bank must charge the outstanding amount against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. During 2020 and 2019, the Corporation transferred $11.7 million and $17.4 million, respectively, to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $109.3 million and $97.6 million as of December 31, 2020 and 2019, respectively.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. As of December 31, 2020, the Corporation’s commitments to extend credit amounted to approximately $2.1 billion, of which $1.1 billion related to credit card loans. Commercial and financial standby letters of credit amounted to approximately $141.0 million.

Contractual Obligations and Commitments

The following table presents information about the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of December 31, 2020
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(In thousands)

Contractual obligations:
Certificates of deposit	$3,030,485	$1,965,329	$846,702	$203,913	$14,541
Securities sold under agreements to repurchase	300,000	-	100,000	200,000	-
Advances from FHLB	440,000	240,000	200,000	-	-
Other borrowings	183,762	-	-	-	183,762
Operating leases	118,678	19,062	33,963	27,870	37,783
Other contractual obligations	105,587	69,106	21,714	8,967	5,800
Total contractual obligations	$4,178,512	$2,293,497	$1,202,379	$440,750	$241,886

Commitments to sell mortgage loans	$19,998

Standby letters of credit	$4,964

Commitments to extend credit:
Lines of credit	$1,940,807
Letters of credit	135,987
Construction undisbursed funds	119,900
Total commercial commitments	$2,196,694

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

Interest Rate Risk Management

First BanCorp. manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income and to maintain a stable level of profitability under varying interest rate scenarios. The MIALCO oversees interest rate risk, and, in doing so, the MIALCO assesses, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, the pipeline of loan originations, securities market values, recent or proposed changes to the investment portfolio, alternative funding sources and related costs, hedging and the possible purchase of derivatives, such as swaps and caps, and any tax or regulatory issues that may be pertinent to these areas. The MIALCO approves funding decisions in light of the Corporation’s overall strategies and objectives.

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

These simulations are highly complex and are based on many assumptions that are intended to reflect the general behavior of the balance sheet components over the period in question. It is unlikely that actual events will match these assumptions in most cases. For this reason, the results of these forward-looking computations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The Corporation uses several benchmark and market rate curves in the modeling process, primarily the LIBOR/SWAP curve, Prime, Treasury, FHLB rates, brokered CD rates, repurchase agreement rates and the mortgage commitment rate of 30 years.

As of December 31, 2020, the Corporation forecasted the 12-month net interest income assuming December 31, 2020 interest rate curves remain constant. Then net interest income was estimated under rising and falling rate scenarios. For rising rates scenarios, the Corporation assumed a gradual (ramp) parallel upward shift of the yield curve during the first 12 months (the “+200 ramp” scenario). Conversely, for the falling rates scenario, it assumed a gradual (ramp) parallel downward shift of the yield curves during the first 12 months (the “-200 ramp” scenario). However, given the current low levels of interest rates, along with the current yield curve slope, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for December 2020, as compared to December 2019, reflected a 165 basis point reduction in the short-term horizon, between 1 to 12 months, while market rates also decreased by 141 basis points in the medium term, that is, between 2 to 5 years. In the long term, that is, over 5-year-term horizon, market rates decreased by 98 basis points, as compared to December 31, 2019 levels. The U.S. Treasury curve in the short-term horizon decreased by 147 basis points and in the medium-term horizon decreased by 139 basis points, as compared to the December 31, 2019 levels. The long-term horizon decreased by 84 basis points as compared to December 31, 2019 levels.

The following table presents the results of the simulations as of December 31, 2020 and 2019. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	December 31, 2020				December 31, 2019
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$32.3	4.53%	$36.0	4.96%	$15.9	2.85%	$19.6	3.32%
- 200 bps ramp	$(12.1)	(1.69)%	$(13.9)	(1.91)%	$(21.4)	(3.84)%	$(25.1)	(4.25)%

The Corporation continues to manage its balance sheet structure to control and limit the overall interest rate risk. As of December 31, 2020, the simulations showed that the Corporation continues to maintain an asset-sensitive position. The Corporation has continued repositioning the balance sheet and improving the funding mix, mainly driven by an increase in the average balance of interest-bearing deposits with low rate elasticity, and non-interest bearing deposits, including deposits assumed in the BSPR acquisition, reductions in brokered certificates of deposits, FHLB advances and FED advances. The above-mentioned growth in deposits contributed to fund the increase in the investment securities, and commercial loan portfolios, while maintaining higher liquidity levels. The Corporation relied on its existing funding to fund SBA PPP loans, including deposits already at the Bank, and is not currently participating in the PPP Liquidity Facility or the Money Market Mutual Fund Liquidity Facility established by the FED.

The increased net interest income sensitivity for the +200 ramp scenario was driven by higher cash balances with short-term repricing, a larger portfolio of variable-rate commercial loans, primarily due to the acquisition of BSPR, and an increase in the investment securities portfolio balance. Also, the decreased net interest income sensitivity for the -200 ramp scenario was driven by a lower interest rate environment near floor levels in which a full down parallel movement of -200bps will not be materialized.

Taking into consideration the above-mentioned facts for modeling purposes, as of December 31, 2020, the net interest income for the next 12 months under a growing balance sheet scenario was estimated to increase by $36.0 million in the rising rate scenario, compared to an estimated increase of $19.6 million as of December 31, 2019. Under the falling rate, growing balance sheet scenario, the net interest income was estimated to decrease by $13.9 million, compared to an estimated decrease of $25.1 million as of December 31, 2019, reflecting the effect of current low levels of market interest rates on the base scenario and the model assumptions for the falling rate scenarios described above (i.e., no negative interest rates modeled).

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

Forward Contracts - Forward contracts are sales of TBA MBS that will settle over the standard delivery date and do not qualify as “regular-way” security trades. Regular-way security trades are contracts that have no net settlement provision and no market mechanism to facilitate net settlement and provide for delivery of a security within the timeframe generally established by regulations or conventions in the market-place or exchange in which the transaction is being executed. The forward sales are considered derivative instruments that need to be marked-to-market. The Corporation uses these securities to economically hedge the FHA/VA residential mortgage loan securitizations of the mortgage-banking operations. The Corporation also reports as forward contracts the mandatory mortgage loan sales commitments that it enters into with GSEs that require or permit net settlement via a pair-off transaction or the payment of a pair-off fee. Unrealized gains (losses) are recognized as part of mortgage banking activities in the consolidated statements of income.

Interest Rate Lock Commitments – Interest rate lock commitments are agreements under which the Corporation agrees to extend credit to a borrower under certain specified terms and conditions in which the interest rate and the maximum amount of the loan are set prior to funding. Under each agreement, the Corporation commits to lend funds to a potential borrower generally on a fixed rate basis, regardless of whether interest rates change in the market.

Interest rate swaps – The Corporation acquired interest rate swaps as a result of the BSPR acquisition. An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreements acquired from BSPR consist of the Corporation offering borrower-facing derivative products using a “back-to-back” structure in which the borrower-facing derivative transaction is paired with an identical, offsetting transaction with an approved dealer-counterparty. By using a back-to-back trading structure, both the commercial borrower and the Corporation are largely insulated from market risk and volatility. The agreements set the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. The fair values of interest rate swaps are recorded as components of other assets in the Corporation’s consolidated statements of financial condition. Changes in the fair values of interest rate swaps, which occur due to changes in interest rates, are recorded in the consolidated statements of income as a component of interest income on loans.

For detailed information regarding the volume of derivative activities (e.g., notional amounts), location and fair values of derivative instruments in the consolidated statements of financial condition and the amount of gains and losses reported in the consolidated statements of income, see Note 34 - Derivative Instruments and Hedging Activities, to the audited consolidated financial statements included in Item 8 of this Form 10-K.

The following tables summarize the fair value changes in the Corporation’s derivatives, as well as the sources of the fair values, as of or for the indicated dates or periods:

	Asset Derivatives	Liability Derivatives
	Year Ended	Year Ended
(In thousands)	December 31, 2020	December 31, 2020

Fair value of contracts outstanding at the beginning of the year	$372	$(149)
Fair value of contracts acquired in the BSPR acquisition	1,762	(1,789)
Changes in fair value during the year	348	18
Fair value of contracts outstanding as of December 31, 2020	$2,482	$(1,920)

Sources of Fair Value

	Payment due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of December 31, 2020
Pricing from observable market inputs - Asset Derivatives	$857	$3	$-	$1,622	$2,482
Pricing from observable market inputs - Liability Derivatives	(280)	(1)	-	(1,639)	(1,920)
	$577	$2	$-	$(17)	$562

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

As of December 31, 2020 and 2019, the Corporation considered all of its derivative instruments to be undesignated economic hedges.

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

Allowance for Credit Losses and Non-performing Assets

Allowance for Credit Losses for Loans and Finance Leases

The ACL for loans and finance leases represents the estimate of the level of reserves appropriate to absorb expected credit losses over the estimated life of the loans. The amount of the allowance is determined using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience is a significant input for the estimation of expected credit losses, as well as adjustments to historical loss information made for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term. Additionally, the Corporation’s assessment involves evaluating key factors, which include credit and macroeconomic indicators, such as changes in unemployment rates, property values, and other relevant factors to account for current and forecasted market conditions that are likely to cause estimated credit losses over the life of the loans to differ from historical credit losses. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress. The process includes judgments and quantitative elements that may be subject to significant change. An internal risk rating is assigned to each business loan at the time of approval and is subject to subsequent periodic reviews by the Corporation’s senior management. The ACL for loans and finance leases is reviewed at least on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

The ACL for loans and finance leases was $155.1 million as of December 31, 2019. Upon adoption of CECL on January 1, 2020, the Corporation recognized an increase in the ACL for loans and finance leases of approximately $81.2 million, as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in retained earnings, net of applicable income taxes. As of December 31, 2020, the ACL for loans and finance leases was $385.9 million, up $230.8 million from December 31, 2019, driven by the $81.2 million increase as a result of adopting CECL, the $66.2 million initial ACL required with respect to loans from the acquisition of BSPR, and a charge to the provision of $131.2 million in 2020 (excluding the initial reserves required for acquired non-PCD loans in the BSPR acquisition) primarily related to the effect of the COVID-19 pandemic in forecasted economic conditions across all loan portfolio categories and geographic regions. Under ASC 326, the Corporation is required to record an ACL for estimates of life-time credit losses on loans at the time of acquisition. For non-PCD loans, the initial ACL is established through a charge to the provision for credit losses at the time of acquisition. Accordingly, the Corporation recorded approximately $37.5 million in provision for credit losses for non-PCD loans acquired in the BSPR acquisition. In addition, for PCD loans totaling $752.8 million, the Corporation established an initial ACL of $28.7 million, representing the discount embedded in the purchase price that is attributable to credit losses on these loans. The initial ACL for PCD loans is not established through a charge to the provision for credit losses, but, rather, through an initial adjustment to the loan’s amortized cost. Refer to Note 1 – Nature of Business and Summary of Significant Accounting Policies, in the audited consolidated financial statements included in Item 8 of this Form 10-K, for additional information about the day-one impact of the CECL adoption by portfolio segments and description of the methodologies used by the Corporation to determine the ACL.

The ratio of the ACL for loans and finance leases to total loans held for investment increased to 3.28% as of December 31, 2020, compared to 1.72% as of December 31, 2019, driven by the adoption of CECL and the effect of the COVID-19 pandemic on forecasted economic conditions. On a non-GAAP basis, excluding SBA PPP loans, the ratio of the ACL for loans and finance leases to adjusted total loans held for investment was 3.39% as of December 31, 2020. For the definition and reconciliation of this non-GAAP financial measure, refer to the discussion in “Basis of Presentation” below. An explanation of the change for each portfolio follows:

• The ACL to total loans ratio for the residential mortgage portfolio increased from 1.53% as of December 31, 2019 to 3.42% as of December 31, 2020, primarily due to the effect of the CECL adoption on longer duration portfolios and the effect of the COVID-19 pandemic on forecasted economic conditions.

• The ACL to total loans ratio for the commercial mortgage portfolio increased from 2.71% as of December 31, 2019 to 4.90% as of December 31, 2020, primarily due to the charges to the provision recorded in 2020 related to the effect of the COVID-19 pandemic on macroeconomic variables considered for this portfolio, such as the Commercial Real Estate Price Index.

• The ACL to total loans ratio for the commercial and industrial portfolio increased from 0.68% as of December 31, 2019 to 1.18% as of December 31, 2020, reflecting the effect of the CECL adoption and the effect of the COVID-19 pandemic on forecasted economic conditions. On a non-GAAP basis, excluding SBA PPP loans, the ratio of the ACL for commercial and industrial loans to adjusted total commercial and industrial loans held for investment was 1.36% as of December 31, 2020.

• The ACL to total loans ratio for the construction loan portfolio increased from 2.13% as of December 31, 2019 to 2.53% as of December 31, 2020, primarily as a result of the effect of the COVID-19 pandemic on forecasted economic conditions.

• The ACL to total loans ratio for the consumer loan portfolio increased from 2.35% as of December 31, 2019 to 4.33% as of December 31, 2020, primarily reflecting the effect of the CECL adoption on longer duration portfolios and the effect of the COVID-19 pandemic on forecasted economic conditions.

The ratio of the total ACL for loans and finance leases to nonaccrual loans held for investment was 188.16% as of December 31, 2020, compared to 73.64% as of December 31, 2019. The Corporation did not acquire any of BSPR’s non-performing assets as provided in the Stock Purchase Agreement.

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

As shown in the following table, the ACL for loans and finance leases amounted to $385.9 million as of December 31, 2020, or 3.28% of total loans, compared with $155.1 million, or 1.72% of total loans, as of December 31, 2019. See “Results of Operation - Provision for Credit Losses” above for additional information.

The following table sets forth an analysis of the activity in the ACL for loans and finance leases during the periods indicated:

Year Ended December 31,	2020	2019	2018	2017	2016
(Dollars in thousands)
Allowance for credit losses for loans and finance leases, beginning of year	$155,139	$196,362	$231,843	$205,603	$240,710
Impact of adopting ASC 326	81,165	-	-	-	-
Initial allowance on PCD loans	28,744	-	-	-	-
Provision (release) for credit losses:
Residential mortgage (1)	22,427	14,091	13,202	50,744	25,090
Commercial mortgage (2)	81,125	(1,697)	23,074	30,054	8,688
Commercial and Industrial (3)	6,627	(13,696)	(8,440)	1,018	17,075
Construction (4)	2,105	(1,496)	7,032	4,835	497
Consumer and finance leases (5)	56,433	43,023	24,385	57,603	35,383
Total provision for credit losses for loans and finance leases (6)	168,717	40,225	59,253	144,254	86,733
Charge-offs:
Residential mortgage	(11,017)	(22,742)	(24,775)	(28,186)	(33,621)
Commercial mortgage	(3,330)	(15,088)	(23,911)	(39,092)	(20,454)
Commercial and Industrial	(3,634)	(7,206)	(9,704)	(19,855)	(26,579)
Construction	(76)	(391)	(8,296)	(3,607)	(1,770)
Consumer and finance leases	(46,483)	(52,160)	(50,106)	(44,030)	(54,504)
Total charge offs	(64,540)	(97,587)	(116,792)	(134,770)	(136,928)
Recoveries:
Residential mortgage	1,519	2,663	3,392	2,437	2,941
Commercial mortgage	1,936	398	7,925	270	816
Commercial and Industrial	3,192	3,554	1,819	5,755	2,689
Construction	184	665	334	732	316
Consumer and finance leases	9,831	8,859	8,588	7,562	8,326
Total recoveries	16,662	16,139	22,058	16,756	15,088
Net charge-offs	(47,878)	(81,448)	(94,734)	(118,014)	(121,840)
Allowance for credit losses for loans and finance leases, end of year	$385,887	$155,139	$196,362	$231,843	$205,603
Allowance for credit losses for loans and finance leases to year-end total
loans held for investment	3.28%	1.72%	2.22%	2.62%	2.31%
Net charge-offs to average loans outstanding during the year	0.48%	0.91%	1.09%	1.33%	1.37%
Provision for credit losses for loans and finance leases to net charge-offs during the year	3.52x	0.49x	0.63x	1.22x	0.71x
Provision for credit losses for loans and finance leases to net charge-offs during the year, excluding the effect of the hurricane-related reserve releases/charges
in 2019, 2018 and 2017 (7)	3.52x	0.57x	0.80x	0.62x	0.71x
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

(5)Net of loan loss reserve releases of $3.0 million and $8.4 million for the years ended December 31, 2019 and 2018, respectively, associated with revised estimates of the effects of Hurricanes Irma and Maria. For the year ended December 31, 2017, includes a charge to the provision of $25.0 million associated with the effects of Hurricanes Irma and Maria.

(6)Net of loan loss reserve releases of $6.4 million and $16.9 million for the years ended December 31, 2019 and 2018, respectively, associated with revised estimates of the effects of Hurricanes Irma and Maria. For the year ended December 31, 2017, includes a provision of $71.3 million associated with the effects of Hurricanes Irma and Maria.

(7)Non-GAAP financial measures, see "Basis of Presentation" below for a reconciliation of this measure.

The following table sets forth information concerning the allocation of the Corporation’s ACL for loans and finance leases by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

As of December 31,	2020		2019		2018		2017		2016
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

(Dollars in thousands)
Residential mortgage loans	$120,311	30%	$44,806	33%	$50,794	36%	$58,975	37%	$33,980	37%
Commercial mortgage loans	109,342	19%	39,194	16%	55,581	17%	48,493	18%	57,261	18%
Construction loans	5,380	2%	2,370	1%	3,592	1%	4,522	1%	2,562	1%
Commercial and Industrial loans	37,944	27%	15,198	25%	32,546	24%	48,871	24%	61,953	25%
Consumer loans and finance leases	112,910	22%	53,571	25%	53,849	22%	70,982	20%	49,847	19%
	$385,887	100%	$155,139	100%	$196,362	100%	$231,843	100%	$205,603	100%

The following table sets forth information concerning the composition of the Corporation's loan portfolio and related ACL as of December 31, 2020 and 2019 by loan category:

As of December 31,2020	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans		Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)						Total

Total loans held for investment:
Amortized cost of loans	$3,521,954	$2,230,602	$3,202,590	$212,500	$2,609,643	$11,777,289
Allowance for credit losses	120,311	109,342	37,944	5,380	112,910	385,887
Allowance for credit losses to amortized cost	3.42%	4.90%	1.18%	2.53%	4.33%	3.28%

As of December 31, 2019	Residential Mortgage Loans	Commercial Mortgage Loans	C&I Loans		Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)						Total

Total loans held for investment:
Amortized cost of loans	$2,933,773	$1,444,586	$2,230,876	$111,317	$2,281,653	$9,002,205
Allowance for credit losses	44,806	39,194	15,198	2,370	53,571	155,139
Allowance for credit losses to amortized cost	1.53%	2.71%	0.68%	2.13%	2.35%	1.72%

Allowance for Credit Losses for Unfunded Loan Commitments

The Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk as a result of a contractual obligation to extend credit, such as pursuant to unfunded loan commitments and standby letters of credit for commercial and construction loans, unless the obligation is unconditionally cancellable by the Corporation. The ACL for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. Upon adoption of CECL on January 1, 2020, the Corporation recognized an increase in the ACL for off-balance sheet exposures of approximately $3.9 million, as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in beginning retained earnings, net of applicable income taxes. As of December 31, 2020, the ACL for off-balance sheet credit exposures was $5.1 million, including the $3.9 million effect of adopting CECL, and a $1.2 million charge to the provision in 2020 primarily related to unfunded loan commitments assumed in the BSPR acquisition.

Allowance for Credit Losses for Held-to-Maturity Debt Securities

As of December 31, 2020, the held-to-maturity securities portfolio consisted of Puerto Rico municipal bonds. Upon adoption of CECL on January 1, 2020, the Corporation recognized an ACL for held-to-maturity securities of approximately $8.1 million, as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in retained earnings, net of applicable income taxes. As of December 31, 2020, the ACL for held-to-maturity debt securities was $8.8 million, including the $8.1 million effect of adopting CECL, a $1.3 million initial ACL established for PCD debt securities acquired in the BSPR acquisition, partially offset by a $0.6 million release of credit losses primarily related to the repayment of certain bonds.

Allowance for Credit Losses for Available-for-Sale Debt Securities

During 2020, the Corporation recorded charges to the provision for credit losses of available-for-sale debt securities of $1.6 million. These charges were related to private label MBS and a residential mortgage pass-through MBS issued by the PRHFA. As of December 31, 2020, the ACL for available-for-sale debt securities was $1.3 million, including the $1.6 million provision less charge-offs of $0.3 million recorded in the second half of 2020. The ACL was derived from a decline in the present value of expected cash flows taking into consideration the performance of the underlying mortgages and the effect of a deterioration in forecasted economic conditions due to the COVID-19 pandemic.

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

Purchased Credit Deteriorated Loans — For PCD loans the nonaccrual status is determined in the same manner as for other loans, except for PCD loans that prior to the adoption of ASC 326 were classified as purchased credit impaired (“PCI”) loans and accounted for under ASC Subtopic 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality” (ASC Subtopic 310-30). As allowed by ASC 326, the Corporation elected to maintain pools of loans accounted for under ASC 310-30 as “units of accounts,” conceptually treating each pool as a single asset. Regarding interest income recognition, the prospective transition approach for PCD loans was applied at a pool level which froze the effective interest rate of the pools as of January 1, 2020. According to regulatory guidance, the determination of nonaccrual or accrual status for PCD loans with respect to which the Corporation has made a policy election to maintain previously existing pools upon adoption of ASC 326 should be made at the pool level, not the individual asset level. In addition, the guidance provides that the Corporation can continue accruing interest and not report the PCD loans as being in nonaccrual status if the following criteria are met: (i) the Corporation can reasonably estimate the timing and amounts of cash flows expected to be collected, and (ii) the Corporation did not acquire the asset primarily for the rewards of ownership of the underlying collateral, such as the use in operations or improving the collateral for resale. Thus, the Corporation continues to exclude these pools of PCD loans from nonaccrual loan statistics.

Other Real Estate Owned

OREO acquired in settlement of loans is carried at fair value less estimated costs to sell off the real estate. Appraisals are obtained periodically, generally on an annual basis.

Other Repossessed Property

The other repossessed property category generally included repossessed boats and autos acquired in settlement of loans. Repossessed boats and autos are recorded at the lower of cost or estimated fair value.

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

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. The Corporation considers performance prior to the restructuring, or significant events that coincide with the restructuring, in assessing whether the borrower can meet the new terms, which may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. For a discussion of permissible loan modifications under the amended CARES Act of 2020 for loans otherwise eligible for TDR, refer to Note 1 – Nature of Business and Summary of Significant Accounting Policies, to the audited consolidated financial statements included in Item 8 of this Form 10-K.

The following table presents non-performing assets as of the dates indicated:
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
(Dollars in thousands)
Nonaccrual loans held for investment:
Residential mortgage	$125,367	$121,408	$147,287	$178,291	$160,867
Commercial mortgage (1)	29,611	40,076	109,536	156,493	178,696
Commercial and Industrial (1)	20,881	18,773	30,382	85,839	146,599
Construction (1)	12,971	9,782	8,362	52,113	49,852
Consumer and finance leases	16,259	20,629	20,406	16,818	24,080
Total nonaccrual loans held for investment (1)	205,089	210,668	315,973	489,554	560,094
OREO	83,060	101,626	131,402	147,940	137,681
Other repossessed property	5,357	5,115	3,576	4,802	7,300
Other non-performing assets (2)	-	-	-	-	21,362
Total non-performing assets, excluding nonaccrual
loans held for sale	293,506	317,409	450,951	642,296	726,437
Nonaccrual loans held for sale (1)	-	-	16,111	8,290	8,079
Total non-performing assets,
including nonaccrual loans held for sale (3)(4)	$293,506	$317,409	$467,062	$650,586	$734,516
Past due loans 90 days and still accruing (5)(6)	$146,889	$135,490	$158,527	$160,725	$135,808
Non-performing assets to total assets	1.56%	2.52%	3.81%	5.31%	6.16%
Nonaccrual loans held for investment to
total loans held for investment	1.74%	2.34%	3.57%	5.53%	6.30%
Allowance for credit losses for loans and finance leases	$385,887	$155,139	$196,362	$231,843	$205,603
Allowance for credit losses for loans and finance leases
to total nonaccrual loans held for investment	188.16%	73.64%	62.15%	47.36%	36.71%
Allowance for credit losses for loans and finance leases to
total nonaccrual loans held for investment,
excluding residential real estate loans	484.04%	173.81%	116.41%	74.48%	51.50%

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

(3)Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of ASC 326 and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of December 31, 2020, 2019, 2018, 2017, 2016 amounted to $130.9 million, $136.7 million, $146.6 million, $158.2 million, $165.8 million, respectively.

(4)Nonaccrual loans exclude $393.3 million, $398.3 million, $478.9 million, $374.7 million and $384.9 million of TDR loans that were in compliance with the modified terms and in accrual status as of December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

(5)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as loans past-due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $57.9 million of residential mortgage loans insured by the FHA that were over 15 months delinquent as of December 31, 2020.

(6) These include loans rebooked, which were previously pooled into GNMA securities, amounting to $10.7 million, $35.3 million, $43.6 million, $62.1 million, and $43.7 million as of December 31, 2020, 2019, 2018, 2017, and 2016, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

The following table shows non-performing assets by geographic segment as of the indicated dates:

	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
(Dollars in thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage	$101,763	$97,214	$120,707	$147,852	$135,863
Commercial mortgage (1)	18,733	23,963	44,925	128,232	167,241
Commercial and Industrial (2)	18,876	16,155	26,005	79,809	141,916
Construction (3)	5,323	2,024	6,220	14,506	10,227
Consumer and finance leases	15,081	19,483	19,366	16,122	22,927
Total nonaccrual loans held for investment	159,776	158,839	217,223	386,521	478,174
OREO	78,618	96,585	124,124	140,063	128,395
Other repossessed property	5,120	4,810	3,357	4,723	7,217
Other non-performing assets (4)	-	-	-	-	21,362
Total non-performing assets, excluding nonaccrual loans
held for sale	243,514	260,234	344,704	531,307	635,148
Nonaccrual loans held for sale (1) (2) (3)	-	-	16,111	8,290	8,079
Total non-performing assets, including nonaccrual loans
held for sale (5)	$243,514	$260,234	$360,815	$539,597	$643,227
Past-due loans 90 days and still accruing (6)	$144,619	$129,463	$153,269	$151,724	$131,783
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage	$9,182	$10,903	$12,106	$22,110	$19,860
Commercial mortgage	10,878	16,113	19,368	25,309	7,617
Commercial and Industrial	1,444	2,303	4,377	6,030	4,683
Construction (7)	7,648	7,758	2,142	37,607	39,625
Consumer	354	467	710	281	452
Total nonaccrual loans held for investment	29,506	37,544	38,703	91,337	72,237
OREO	4,411	4,909	6,704	6,306	6,216
Other repossessed property	109	146	76	26	5
Total non-performing assets	$34,026	$42,599	$45,483	$97,669	$78,458
Past-due loans 90 days and still accruing	$2,020	$5,898	$5,258	$9,001	$2,133
United States:
Nonaccrual loans held for investment:
Residential mortgage	$14,422	$13,291	$14,474	$8,329	$5,144
Commercial mortgage	-	-	45,243	2,952	3,838
Commercial and Industrial	561	315	-	-	-
Consumer	824	679	330	415	701
Total nonaccrual loans held for investment	15,807	14,285	60,047	11,696	9,683
OREO	31	132	574	1,571	3,070
Other repossessed property	128	159	143	53	78
Total non-performing assets	$15,966	$14,576	$60,764	$13,320	$12,831
Past-due loans 90 days and still accruing	$250	$129	$-	$-	$1,892

(1)During 2018, the Corporation transferred to held for sale nonaccrual commercial mortgage loans in the Puerto Rico region totaling $39.6 million (net of fair value write-downs of $13.8 million recorded at the time of transfers). These loans were eventually sold or paid in full during 2019 and 2018.

(2)During 2018, the Corporation transferred to held for sale nonaccrual commercial and industrial loans in the Puerto Rico region totaling $1.8 million (net of fair value write-downs of $1.7 million). The commercial and industrial loans transferred to held for sale were eventually sold during the first quarter of 2019.

(3)During 2018, the Corporation transferred to held for sale a $3.0 million nonaccrual construction loan in the Puerto Rico region (net of $1.6 million fair value write-down). This loan was paid in full in 2019.

(4)Fair market value of bonds of the GDB and the Puerto Rico Buildings Authority prior to the sale completed during the second quarter of 2017.

(5)Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of ASC 326 and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of December 31, 2020, 2019, 2018, 2017, 2016 amounted to $130.9 million, $136.7 million, $146.6 million, $158.2 million, $165.8 million, respectively.

(6) These include loans rebooked, which were previously pooled into GNMA securities, amounting to $10.7 million, $35.3 million, $43.6 million, $62.1 million, and $43.7 million as of December 31, 2020, 2019, 2018, 2017, and 2016, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

(7)During 2018, the Corporation transferred to held for sale a $30.0 million nonaccrual construction loan in the Virgin Islands region (net of a $5.1 million fair value write-down). The construction loans transferred to held for sale was eventually sold during the fourth quarter of 2018.

Total nonaccrual loans were $205.1 million as of December 31, 2020. This represents a decrease of $5.6 million from $210.7 million as of December 31, 2019. The decrease was primarily related to a $5.2 million decrease in nonaccrual commercial and construction nonaccrual loans, driven by charge-offs totaling $5.9 million taken on two commercial loans in the Puerto Rico region, and the payoff of two large nonaccrual commercial loans totaling $5.0 million, partially offset by the inflow to nonaccrual status of a $6.1 million matured commercial and industrial loan in the Puerto Rico region. In addition, nonaccrual consumer loans decreased by $4.4 million. These variances were partially offset by an increase of $4.0 million in nonaccrual residential mortgage loans. The Corporation did not acquire any of BSPR’s non-performing assets, as established in the Stock Purchase Agreement.

Nonaccrual commercial mortgage loans decreased by $10.5 million to $29.6 million as of December 31, 2020 from $40.1 million as of December 31, 2019. The decrease was primarily related to collections of approximately $6.4 million during 2020, including the payoff of a $2.0 million loan in the Virgin Islands region, the charge-off of $3.1 million taken on a nonaccrual commercial mortgage loan in the Puerto Rico region, and the restoration to accrual status of $1.7 million of loans related to a commercial mortgage borrower in the Puerto Rico region. Total inflows of nonaccrual commercial mortgage loans were $1.9 million for the year ended December 31, 2020, compared to $1.5 million for 2019.

Nonaccrual commercial and industrial loans increased by $2.1 million to $20.9 million as of December 31, 2020 from $18.8 million as of December 31, 2019. The increase was primarily related to inflows of commercial and industrial loans to nonaccrual status of $11.4 million during 2020, including a $6.1 million matured commercial and industrial loan in the Puerto Rico region, partially offset by collections of approximately $4.8 million, including the payoff of a $3.0 million commercial and industrial loan in the Puerto Rico region, and charge-offs amounting $3.6 million, including a $2.8 million charge-off taken on a nonaccrual commercial and industrial loan in the Puerto Rico region. Total inflows of nonaccrual commercial and industrial loans were $11.4 million for the year ended December 31, 2020, compared to $2.3 million for 2019.

Nonaccrual construction loans increased by $3.2 million to $13.0 million as of December 31, 2020, compared to $9.8 million as of December 31, 2019. Total inflows of nonaccrual construction loans were $3.7 million for the year ended December 31, 2020, compared to inflows of $6.4 million for 2019.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated periods:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2020
Beginning balance	$40,076	$18,773	$9,782	$68,631
Plus:
Additions to nonaccrual	1,875	11,367	3,691	16,933
Less:
Loans returned to accrual status	(1,838)	(1,291)	-	(3,129)
Nonaccrual loans transferred to OREO	(126)	(263)	-	(389)
Nonaccrual loans charge-offs	(3,327)	(3,600)	(75)	(7,002)
Loan collections and others	(6,373)	(4,781)	(427)	(11,581)
Reclassification	(676)	676	-	-
Ending balance	$29,611	20,881	12,971	$63,463

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Year ended December 31, 2019
Beginning balance	$109,536	$30,382	$8,362	$148,280
Plus:
Additions to nonaccrual	1,461	2,297	6,411	10,169
Less:
Loans returned to accrual status	(13,171)	(2,774)	(2,424)	(18,369)
Nonaccrual loans transferred to OREO	(1,770)	(227)	(1,197)	(3,194)
Nonaccrual loans charge-offs	(14,717)	(7,057)	(196)	(21,970)
Loan collections	(40,245)	(5,138)	(902)	(46,285)
Reclassification	(1,018)	1,290	(272)	-
Ending balance	$40,076	$18,773	9,782	$68,631

Nonaccrual residential mortgage loans increased by $4.0 million to $125.4 million as of December 31, 2020, compared to $121.4 million as of December 31, 2019. The inflows of nonaccrual residential mortgage loans during 2020 were $33.7 million, a decrease of $14.6 million, compared to inflows of $48.3 million for 2019. The decrease in inflows primarily reflects the effect of the deferred repayment arrangements provided to qualified customers affected by the COVID-19 pandemic as further discussed below.

The following table presents the activity of residential nonaccrual loans held for investment for the indicated periods:

	Year ended	Year ended
	December 31, 2020	December 31, 2019
(In thousands)
Beginning balance	$121,408	$147,287
Plus:
Additions to nonaccrual	33,735	48,296
Less:
Loans returned to accrual status	(12,719)	(19,394)
Nonaccrual loans transferred to OREO	(4,248)	(23,571)
Nonaccrual loans charge-offs	(7,206)	(12,950)
Loan collections and others	(5,603)	(18,260)
Ending balance	$125,367	$121,408

The amount of nonaccrual consumer loans, including finance leases, decreased by $4.4 million to $16.2 million as December 31, 2020, compared to $20.6 million as of December 31, 2019. The inflows of nonaccrual consumer loans during the year ended December 31, 2020 amounted to $42.1 million compared to inflows of $54.2 million for the same period in 2019.

As of December 31, 2020, approximately $16.4 million of the loans placed in nonaccrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $5.9 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the year ended December 31, 2020, interest income of approximately $0.6 million related to nonaccrual loans with a carrying value of $55.5 million as of December 31, 2020, mainly nonaccrual construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

Total loans in early delinquency (i.e., 30-89 days past due loans, as defined in regulatory report instructions) amounted to $148.8 million as of December 31, 2020, a decrease of $13.9 million compared to $162.7 million as of December 31, 2019. The variances by major portfolio categories follow:

• Residential mortgage loans in early delinquency decreased by $21.3 million to $66.5 million as of December 31, 2020, and consumer loans in early delinquency decreased by $13.8 million to $55.7 million as of December 31, 2020.

• Commercial and construction loans in early delinquency increased in 2020 by $20.3 million to $25.9 million as of December 31, 2020, driven by the migration of three matured loans with balloon payments totaling $20.2 million that are over 30 days past due and are in the process of refinancing, but with respect to which the Corporation continues to receive interest and principal payments from the borrower.

In working with borrowers affected by the COVID-19 pandemic, the Corporation has agreed to let consumer borrowers (i.e., borrowers under residential mortgages, personal loans, auto loans, finance leases and small loans) that were current in their payments or no more than 2 payments in arrears (not having exceeded 89 days past due as of March 16, 2020) to defer payments on their loans, in some cases for up to six months. In the case of credit cards and individual lines of credit, the borrowers were required to be current or less than 29 days past due in their payments as of March 16, 2020 to qualify for the payment deferral program providing for payment deferrals, in some cases for up to six months. For both consumer and residential mortgage loans subject to the deferral programs, each borrower was required to begin making the borrower’s regularly scheduled loan payment at the end of the deferral period and the deferred amounts were moved to the end of the loan. The payment deferral programs were applied prospectively beginning, in some instances, with the deferral of the scheduled contractual payment due in March. For commercial loans, any request for payment deferral, including extensions of the repayment moratorium, has been analyzed on a case-by-case basis. As of December 31, 2020, the Corporation had under temporary deferred repayment arrangements 688 loans, totaling approximately $32.7 million, or 0.3% of its total loan portfolio held for investment balance, consisting of 89 residential mortgage loans, totaling $18.4 million, 580 consumer loans, totaling $8.0 million, and 19 commercial and construction loans, totaling $6.3 million. Additionally, as of December 31, 2020, 24 commercial loans totaling $224.3 million or 2.1% of total loans held for investment, were permanently modified under the provisions of Section 4013 of the CARES Act of 2020. Most of the temporary deferred payment arrangements have been done under the provisions of Section 4013 of the CARES Act of 2020 and/or the Revised Interagency Statement. In addition, moratoriums on loan repayments for consumer and residential mortgage products in Puerto Rico were mandated by local law. A loan modification covered by the provisions of the CARES Act of 2020 and/or the Revised Interagency Statement is not required to be considered as a TDR loan.

In addition, the Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrower’s financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. See Note 8 – Loans Held for Investment, to the audited consolidated financial statements included in Item 8 of this Form 10-K, for additional information and statistics about the Corporation’s TDR loans.

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

The following table provides a breakdown between accrual and nonaccrual TDRs as of the indicated date:

(In thousands)	As of December 31, 2020

	Accrual	Nonaccrual (1)	Total TDRs

Conventional residential mortgage loans	$256,779	$53,827	$310,606
Construction loans	2,480	943	3,423
Commercial mortgage loans	45,627	18,811	64,438
Commercial and Industrial loans	73,649	6,833	80,482
Consumer loans:
Auto loans	6,551	4,968	11,519
Finance leases	1,125	19	1,144
Personal loans	920	4	924
Credit cards	2,358	-	2,358
Consumer loans - Other	3,838	464	4,302
Total Troubled Debt Restructurings	$393,327	$85,869	$479,196

(1)Included in nonaccrual loans are $5.9 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

The OREO portfolio, which is part of non-performing assets, decreased by $18.5 million to $83.1 million as of December 31, 2020, compared to $101.6 million as of December 31, 2019. The following tables show the composition of the OREO portfolio as of December 31, 2020 and 2019, as well as the activity of the OREO portfolio by geographic area during the year ended December 31, 2020:

OREO Composition by Region

(In thousands)	As of December 31, 2020
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$31,517	$870	$31	$32,418
Commercial	41,176	3,180	-	44,356
Construction	5,925	361	-	6,286
	$78,618	$4,411	$31	$83,060

(In thousands)	As of December 31, 2019
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$45,890	$1,022	$-	$46,912
Commercial	43,959	3,180	132	47,271
Construction	6,736	707	-	7,443
	$96,585	$4,909	$132	$101,626

OREO Activity by Region

(In thousands)	For the year ended December 31, 2020
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$96,585	$4,909	$132	$101,626
Additions	6,180	859	211	7,250
Sales	(19,786)	(962)	(312)	(21,060)
Write-down adjustments	(4,361)	(395)	-	(4,756)
Ending Balance	$78,618	$4,411	$31	$83,060

Net Charge-offs and Total Credit Losses

Net charge-offs totaled $47.9 million, or 0.48% of average loans, for the year ended December 31, 2020, compared to $81.4 million, or 0.91%, for the year ended December 31, 2019.

Commercial mortgage loan net charge-offs were $1.4 million, or 0.08% of average commercial mortgage loans, for the year ended December 31, 2020 compared to $14.7 million, or 0.97% of average commercial mortgage loans, for the year ended December 31, 2019. Commercial mortgage loans net charge-offs for the year ended December 31, 2020 included a $3.1 million charge-off taken on a restructured commercial mortgage loan in the Puerto Rico region, partially offset by a $1.3 million loan loss recovery in connection with the repayment and cancellation of a nonaccrual commercial mortgage loan in the Florida region. Commercial mortgage loans net charge-offs for the year ended December 31, 2019 included an $11.4 million charge-off taken on a commercial mortgage loan in the Florida region in the second quarter of 2019 and a $2.1 million charge-off associated with a split loan restructuring in Puerto Rico in the first quarter of 2019.

Commercial and industrial loans net charge-offs for the year ended December 31, 2020 were $0.4 million, or 0.02% of average commercial and industrial loans, compared to net charge-offs of $3.7 million, or 0.16% of average commercial and industrial loans, for 2019. Commercial and industrial loans net charge-offs for 2020 included a $2.8 million charge-off taken on a commercial and industrial loan in the Puerto Rico region, partially offset by a $2.5 million loan loss recovery in connection with the repayment and cancellation of a nonaccrual commercial and industrial loan in the Puerto Rico region. Commercial and industrial loans net charge-offs for 2019 included a $5.7 million charge-off taken against a commercial and industrial loan in the Puerto Rico region, partially offset by a $1.7 million loan loss recovery in the Virgin Islands region recorded in the third quarter of 2019 associated with a commercial and industrial loan fully charged-off in prior periods.

Construction loans net recoveries for the year ended December 31, 2020 were $0.1 million, or 0.06% of average construction loans, compared to net recoveries of $0.3 million, or 0.28% of average construction loans, for 2019.

Residential mortgage loans net charge-offs for the year ended December 31, 2020 were $9.5 million, or 0.30% of average residential mortgage loans, compared to $20.1 million, or 0.66% of average residential mortgage loans, for the year ended December 31, 2019. Approximately $7.9 million in charge-offs during 2020 resulted from valuations of collateral dependent residential mortgage loans given high delinquency levels, compared to $12.2 million in 2019. Net charge-offs on residential mortgage loans in 2020 also included $1.6 million related to foreclosures recorded during the year ended December 31, 2020, compared to $7.0 million for 2019.

Net charge-offs of consumer loans and finance leases for the year ended December 31, 2020 were $36.7 million, or 1.53% of average consumer loans and finance leases, compared to $43.3 million, or 2.05% of average consumer loans and finance leases, for 2019. The decrease compared to the same period a year ago, reflects, in part, the effect of the deferred repayment arrangements provided to consumer borrowers affected by the COVID-19 pandemic that maintained the delinquency status that existed at the date of the event until the end of the deferral period.

The following table shows the ratios of net charge-offs to average loans by loan category for the last five years:

	For the year ended December 31,
	2020	2019	2018	2017	2016

Residential mortgage	0.30%	0.66%	0.67%	0.79%	0.93%
Commercial mortgage	0.08%	0.97%	1.03%	2.42%	1.28%
Commercial and Industrial	0.02%	0.16%	0.38%	0.66%	1.11%
Construction (1)	(0.06)%	(0.28)%	6.75%	2.05%	1.02%
Consumer loans and finance leases	1.53%	2.05%	2.31%	2.12%	2.63%
Total loans	0.48%	0.91%	1.09%	1.33%	1.37%

(1) For the year ended December 31, 2020 and 2019, recoveries in construction loans exceeded charge-offs.

The following table presents net charge-offs to average loans held in various portfolios by geographic segment for the last five years:

	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
PUERTO RICO:
Residential mortgage	0.39%	0.89%	0.86%	1.05%	1.20%
Commercial mortgage	0.26%	0.36%	1.23%	3.36%	1.66%
Commercial and Industrial	-%	0.39%	0.56%	0.96%	1.47%
Construction (1)	(0.11)%	0.54%	6.18%	6.38%	2.93%
Consumer and finance leases	1.51%	2.05%	2.31%	2.14%	2.73%
Total loans	0.62%	1.05%	1.28%	1.74%	1.71%

VIRGIN ISLANDS:
Residential mortgage	0.17%	0.30%	0.48%	0.11%	0.15%
Commercial mortgage (2)	(0.18)%	(0.25)%	(0.14)%	(0.13)%	(0.16)%
Commercial and Industrial (3)	-%	(1.60)%	0.16%	(0.01)%	(0.01)%
Construction (4)	(0.04)%	(0.13)%	14.00%	(0.99)%	0.25%
Consumer and finance leases	0.65%	1.35%	2.70%	1.77%	1.04%
Total loans (5)	0.13%	(0.11)%	1.49%	0.10%	0.16%

FLORIDA:
Residential mortgage (6)	-%	(0.03)%	0.02%	0.04%	0.04%
Commercial mortgage (7)	(0.48)%	2.67%	0.72%	(0.01)%	(0.03)%
Commercial and Industrial (8)	0.04%	-%	0.01%	-%	(0.01)%
Construction (9)	(0.05)%	(0.79)%	(0.84)%	(0.74)%	(1.03)%
Consumer and finance leases	4.35%	2.98%	1.75%	1.69%	0.70%
Total loans (10)	-%	0.65%	0.22%	0.06%	0.01%
________

(1)For 2020, recoveries in construction loans in the Puerto Rico region exceeded charge-offs.

(2)For 2020, 2019, 2018, 2017 and 2016, recoveries in commercial mortgage loans in the Virgin Islands region exceeded charge-offs.

(3)For 2019, 2017 and 2016, recoveries in commercial and industrial loans in the Virgin Islands region exceeded charge-offs.

(4)For 2020. 2019 and 2017, recoveries in construction loans in the Virgin Islands region exceeded charge-offs.

(5)For 2019, total recoveries in the Virgin Islands region exceeded charge-offs.

(6)For 2019, recoveries in residential mortgage loans in the Florida region exceeded charge-offs.

(7)For 2020, 2017 and 2016, recoveries in commercial mortgage loans in the Florida region exceeded charge-offs.

(8)For 2016, recoveries in commercial and industrial loans in the Florida region exceeded charge-offs.

(9)For 2020, 2019, 2018, 2017 and 2016, recoveries in construction loans in the Florida region exceeded charge-offs.

(10)For 2020, total recoveries in the Florida region are substantially equal to total charge-offs.

The above ratios are not necessarily indicative of the results expected in subsequent periods. Total net charge-offs plus losses on OREO operations for the year ended December 31, 2020 amounted to $51.5 million, or 0.51% of average loans and repossessed assets, compared to losses of $96.1 million, or a loss rate of 1.06%, for the year ended December 31, 2019.

The following table presents information about the OREO inventory and credit losses for the periods indicated:

	Year Ended
	December 31,
	2020	2019
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential	$32,418	$46,912
Commercial	44,356	47,271
Construction	6,286	7,443
Total	$83,060	$101,626

OREO activity (number of properties):
Beginning property inventory	697	694
Properties acquired	120	493
Properties disposed	(304)	(490)
Ending property inventory	513	697

Average holding period (in days)
Residential	626	387
Commercial	2,170	1,784
Construction	2,151	1,537
Total average holding period (in days)	1,566	1,121

OREO operations gain (loss):
Market adjustments and gains (losses) on sale:
Residential	$(29)	$(769)
Commercial	(886)	(7,296)
Construction	(484)	(1,183)
	(1,399)	(9,248)
Other OREO operations expenses	(2,199)	(5,396)
Net Loss on OREO operations	$(3,598)	$(14,644)

(CHARGE-OFFS) RECOVERIES
Residential charge-offs, net	$(9,498)	$(20,079)
Commercial charge-offs, net	(1,836)	(18,342)
Construction recoveries, net	108	274
Consumer and finance leases charge-offs, net	(36,652)	(43,301)
Total charge-offs, net	(47,878)	(81,448)
TOTAL CREDIT LOSSES (1)	$(51,476)	$(96,092)

LOSS RATIO PER CATEGORY (2):
Residential	0.30%	0.67%
Commercial	0.06%	0.68%
Construction	0.21%	0.85%
Consumer	1.53%	2.05%
TOTAL CREDIT LOSS RATIO (3)	0.51%	1.06%

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. Of the total gross loan portfolio held for investment of $11.8 billion as of December 31, 2020, the Corporation had credit risk of approximately 79% in the Puerto Rico region, 17% in the United States region, and 4% in the Virgin Islands region.

Update on the Puerto Rico Fiscal Situation

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006.

Economy Indicators and Projections

Preliminary figures published by the Puerto Rico Planning Board (“PRPB”) on May 2020 show that Puerto Rico’s real gross national product (“GNP”) expanded by 1.5% during fiscal year 2019, compared to economic contractions of 3.2% and 4.3% during fiscal years 2017 and 2018, respectively. According to the PRPB, the economic growth seen during fiscal year 2019 primarily reflects the economic stimulus generated by the influx of federal recovery funds in response to the natural disasters that affected Puerto Rico in September 2017

On August 13, 2020, the PRPB published its macroeconomic projections for fiscal years 2020 and 2021. These projections take into consideration the adverse impact of the COVID-19 pandemic and the related mandatory restrictions, which the PRPB estimated at approximately 8% of GNP.

Fiscal Plan

On May 27, 2020, the PROMESA oversight board certified the 2020 Fiscal Plan for the Commonwealth of Puerto Rico (the “certified fiscal plan”). The certified fiscal plan estimated that the Puerto Rico’s real GNP would contract by 4.0% in fiscal year 2020 with a limited recovery of 0.5% in the fiscal year of 2021, followed by negative real GNP growth in fiscal years 2022 and 2023 supported by the federal and local relief funds related to the COVID-19 pandemic, Hurricanes Irma and Maria, and earthquakes. However, as stated in the certified fiscal plan, there remains considerable uncertainty about the ultimate duration and magnitude of the pandemic and thus the size of the economic losses. The certified fiscal plan estimated that over 401,000 Puerto Rico residents (including self-employed residents) would file for unemployment due to the COVID-19 pandemic with unemployment claims beginning to decline in June 2020 through fiscal year 2021, however, unemployment levels at the end of fiscal year 2021 were projected to be five percentage points higher than at the onset of the COVID-19 pandemic.

The certified fiscal plan accounts for the impact of federal funds granted through several government programs, including the CARES Act of 2020 and a $787 million local package of direct assistance to workers and businesses (the “Puerto Rico COVID-19 Stimulus Package”), which disbursements were forecasted to occur between fiscal year 2020 and fiscal year 2021. Several U.S. government programs (the principal being the CARES Act of 2020) were estimated to provide aid to Puerto Rico and its residents of approximately $13.9 billion, which were primarily allocated for direct payments to Puerto Rico residents ($3.0 billion), relief to state and local governments ($2.2 billion), additional unemployment benefits ($3.5 billion) and the SBA PPP program ($1.7 billion). According to the certified fiscal plan, funds from the Puerto Rico COVID-19 Stimulus Package are primarily intended to purchase education related materials ($255 million), $126 million in bonus compensation for medical and support staff, $100 million to support municipalities, $100 million to provide direct payments to self-employed individuals, $69 million in bonus compensation for certain public safety employees, and $60 million in direct payments to small businesses. In addition, the certified fiscal plan assumed that, of the $787 million Puerto Rico COVID-19 Stimulus Package, $336 million would be reimbursed from the $2.2 billion of funding allocated to Puerto Rico under the CARES Act. The certified fiscal plan assumed a $750 million working capital fund to address the liquidity constraints associated with the reimbursement nature of disaster relief programs and a parametric insurance coverage required by the U.S. government in case of natural disasters. Similar to previous versions, the certified fiscal plan provides a roadmap for a series of fiscal and structural reforms in areas such as: (i) human capital and labor; (ii) ease of doing business; (iii) power sector reform; and (iv) infrastructure reform, and other fiscal measures; however, the certified fiscal plan provides a one-year delay in most categories of government rightsizing to allow the government to focus its efforts on implementation of efficiency reforms. This pause includes maintaining the subsidies to the University of Puerto Rico and to the municipalities at current fiscal year levels. Furthermore, the certified fiscal plan includes strategic one-time investments to speed up Puerto Rico’s recovery in light of the natural disasters and COVID-19 by allocating funds to strengthen Puerto Rico’s public healthcare system, human capital, and telecommunications infrastructure.

Despite the overall fiscal and structural reforms, as well as the economic stimulus created by these packages, the certified fiscal plan forecasted a central government pre-contractual debt service deficit starting in fiscal year 2032, six years earlier than the previous certified fiscal plan projection, and a total primary surplus of about $8 billion between fiscal years 2020 and 2032, a 65% reduction when compared to the previous certified fiscal plan figure of $23 billion. However, before measures and structural reforms (i.e., the “baseline forecast”), the certified plan estimated a pre-contractual debt service deficit for all years of the certified fiscal plan. Refer to the following section which provides an update on anticipated revisions to the fiscal plan and other developments, including status about the debt restructuring process.

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

In addition to the certified fiscal plan, during June 2020, the PROMESA oversight board certified revised fiscal plans for eighteen instrumentalities, agencies and municipalities, and, where required, budgets. On June 30, 2020, the PROMESA oversight board certified its own $22.2 billion fiscal year 2021 consolidated budget for the Commonwealth of Puerto Rico, which included $10.4 billion in spending from the General Fund as well as with special revenue and federal funds being allocated.

On June 26, 2020, the PROMESA oversight board certified Amendment No. 4 to HUD’s CDBG-DR Action Plan, which included, among other items, $227.9 million in additional CDBG-DR funds allocated to Puerto Rico for unmet infrastructure needs.

On August 18, 2020, the PROMESA oversight board published a revised Plan of Adjustment proposal that seeks to make the restructuring sustainable and affordable by increasing the amount of cash consideration by nearly $2 billion and reducing the maximum annual debt service to $1.05 billion, reflecting significantly lower longer-term projections. In response to the COVID-19, the PROMESA oversight board requested the court to put this plan on hold to assess the long-term effect of the pandemic on Puerto Rico.

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

On December 27, 2020, former President Trump signed into law a $900 billion COVID relief package. Key provisions in this stimulus package include an additional round of Economic Impact Payments of $600 per individual earning up to $75,000 ($1,200 for couples/joint filers earning up to $150,000 per year), and an additional $600 per child dependent; over $284 billion for first and second forgivable PPP loans; an extension of the Pandemic Unemployment Assistance (“PUA”) program; and an extension of the availability for funds provided to states and territories by the Coronavirus Relief Fund in the CARES Act until December 31, 2021.

On December 31, 2020, the PROMESA oversight board approved a 60-day extension request made by the Government of Puerto Rico for certain incentives included in the COVID-19 Emergency Support Package as well as the reopening of a specific incentive related to an amount awarded to the University of Puerto Rico. These packages, which have a combined monetary value of approximately $157 million, were extended until March 1, 2021.

On January 6, 2021, the PROMESA oversight board announced the reappointment of David A. Skeel Jr. and the appointment of Arthur J. Gonzalez as members of the Oversight Board. The reappointment of Skeel, who has been serving as chairman of the board since October 2020, and the appointment of González completed the appointment process for all seven members of the PROMESA oversight board for a three-year term. Former President Trump previously reappointed Andrew G. Biggs, and appointed Justin M. Peterson, John E. Nixon, Antonio L. Medina Comas, and Betty A. Rosa.

On January 19, 2021, Governor Pedro Pierluisi announced that the Internal Revenue Service (“IRS”) approved the Government of Puerto Rico’s disbursement plan for the Economic Impact Payments program. Approximately 2.8 million individuals are expected to benefit from this stimulus, which is estimated to have a total monetary value of $1.7 billion.

On January 29, 2021, the PROMESA oversight board held its 24th Public Meeting in which they provided an update on the fiscal year 2021 Certification Process. According to the PROMESA oversight board, the Government of Puerto Rico is expected to submit a revised Fiscal Plan to the oversight board for review by February 20, 2021. This plan is anticipated to take into consideration the latest pandemic relief funding announcements in addition to those already considered in the Fiscal Plan certified in May 2020. On February 2, 2021, the Puerto Rico government submitted to the PROMESA oversight board a budget proposal of $10.7 billion for fiscal year 2022. The oversight board anticipates certifying the revised Fiscal Plan in April 2021 and the fiscal year 2022 budget on June 30, 2021.

On February 2, 2021, HUD and Puerto Rico’s Housing Department announced two partial approvals of the Housing Department’s Action Plan, resulting in the approval of $6 billion in Community Development Block Grant Mitigation funding for Puerto Rico.

On February 23, 2021, the PROMESA oversight board announced the terms of a debt restructuring agreement with general obligation (“GO”) bondholders and Public Building Authority (“PBA”) bondholders that in summary:

• Reduces $18.8 billion of the Commonwealth of Puerto Rico debt by GO and PBA bondholders by 61% to $7.4 billion.

• Reduces the maximum annual debt service payments to $1.15 billion for current interest bonds, compared to payments as high as $4.2 billion without restructuring. The annual payments add up to a total of $34.1 billion over the life of the debt under the new agreement (including principal and interest from the Puerto Rico Sales Tax Financing Corporation (by its Spanish acronym, COFINA) bonds), a 62% reduction from the $90.4 billion under the original contractual debt agreements.

• Provides GO and PBA bondholders with $7.4 billion in bonds and $7 billion in cash.

• Includes a contingent value instrument that gives GO and PBA bondholders incremental value only if the Puerto Rico economy grows more than projected in the 2020 certified fiscal plan.

The agreement is part of the amended Plan of Adjustment that the PROMESA oversight board expects to file with the United States District Court for the District of Puerto Rico (Title III Court) on March 8, 2021.

Exposure to the Puerto Rico Government

As of December 31, 2020, the Corporation had $394.8 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $204.5 million as of December 31, 2019. As of December 31, 2020, approximately $201.5 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, and $133.9 million consisted of municipal revenue and special obligation bonds. Approximately 70% of the Corporation’s exposure to Puerto Rico municipalities consisted primarily of senior priority obligations concentrated in four of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. During the second quarter of 2019, the PROMESA oversight board announced the designation of the Commonwealth’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, but the plan did call for the gradual elimination of budgetary subsidies provided to municipalities. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from the COVID-19 pandemic, as well as expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal problems and measures included in fiscal plans of other government entities. In addition to municipalities, the total direct exposure also included $13.6 million in loans to an affiliate of PREPA, $41.8 million in loans to an agency of the Puerto Rico central government, and obligations of the Puerto Rico government, specifically a residential pass-through MBS issued by the PRHFA, at an amortized cost of $4.0 million as part of its available-for-sale investment securities portfolio (fair value of $2.9 million as of December 31, 2020).

The following table details the Corporation’s total direct exposure to Puerto Rico government obligations according to their maturities:

	As of December 31, 2020
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)
Puerto Rico Housing Finance Authority:
After 10 years	$3,987	$-	$3,987
Total Puerto Rico Housing Finance Authority	3,987	-	3,987

Puerto Rico Government agencies and public corporations:
Puerto Rico government agencies:
After 1 to 5 years	-	9,099	9,099
After 5 to 10 years	-	32,685	32,685
Total Puerto Rico government agencies	-	41,784	41,784

Affiliate of the Puerto Rico Electric Power Authority:
After 1 to 5 years	-	13,615	13,615
Total Public Corporations	-	13,615	13,615
Total Puerto Rico government agencies and public corporations	-	55,399	55,399
Municipalities:
Due within one year	556	42,171	42,727
After 1 to 5 years	17,297	93,514	110,811
After 5 to 10 years	88,394	10,230	98,624
After 10 years	83,241	-	83,241
Total Municipalities	189,488	145,915	335,403
Total Direct Government Exposure	$193,475	$201,314	$394,789

In addition, as of December 31, 2020, the Corporation had $106.5 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, compared to $106.9 million as of December 31, 2019. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently released audited financial statements of the PRHFA, as of June 30, 2016, the PRHFA’s mortgage loans insurance program covered loans in an aggregate amount of approximately $576 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as to which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

As of December 31, 2020, the Corporation had $1.8 billion of public sector deposits in Puerto Rico, compared to $826.9 million as of December 31, 2019. Approximately 23% of the public sector deposits as of December 31, 2020 is from municipalities and municipal agencies in Puerto Rico and 77% is from public corporations, the central government and agencies, and U.S. federal government agencies in Puerto Rico.

Exposure to USVI government

The Corporation has operations in the USVI and has credit exposure to USVI government entities.

For many years, the USVI has been experiencing a number of fiscal and economic challenges that have deteriorated the overall financial and economic conditions in the area. According to the United States Bureau of Economic Analysis (“BEA”), real gross domestic product (“GDP”) estimates show that the economy grew by 1.5% in 2018 after contracting at a compounded annual rate of 1.2% between 2012 and 2017. Growth in 2018 was primarily driven by consumer spending, private fixed investment and government spending, reflecting the influx of federal disaster recovery funding in the aftermath of the two major hurricanes in 2017. Although the USVI government expects this expansionary trend to be reflected in the 2019 GDP estimates, the external economic threat posed by the COVID-19 pandemic may adversely affect growth in the short term. According to the USVI government, the results of a COVID-19 pandemic plan and other fiscal policy changes will not be evident until much later in fiscal year 2021 and beyond.

Similar to Puerto Rico, the USVI government has been processing stimulus checks and unemployment compensation checks. According to information published by the USVI government, as of January 31, 2021, the government had issued 52,908 unemployment insurance checks and an additional 29,348 Federal Pandemic Unemployment Compensation checks, totaling approximately $93.6 million. In addition, as of January 31, 2021, the Virgin Islands Department of Labor had issued $13.1 million in Pandemic Unemployment Assistance to self-employed individuals. Furthermore, as of August 8, 2020, the government announced that 2,057 applications from Virgin Islands businesses have been approved for the SBA PPP, totaling more than $126.4 million.

On February 21, 2020, Moody’s Investor Services (“Moody’s”) announced the completion of its periodic review of ratings of the Virgin Islands Water and Power Authority (“VI WAPA”). The Caa2 senior electric revenue bonds rating is constrained by VI WAPA’s limited unrestricted liquidity sources and unsustainable debt load, including its substantial unfunded pension liabilities, according to the rating agency. On May 28, 2020, Moody’s announced the completion of its periodic rating review of the USVI government. Despite the then improvement in the government’s liquidity and short-term financial position, the Caa3 rating reflected the risk that the reemergence of a significant structural deficit, combined with the expected insolvency of the Government Employees’ Retirement System (“GERS”), would lead the government to restructure its debt.

On September 28, 2020, the Governor of the U.S. Virgin Islands announced that the $1 billion Internal Revenue Matching Fund securitization transaction had been suspended. On December 21, 2020, Governor Albert Bryan Jr. announced the call of the 33rd Legislature back into Special Session to re-address his proposal to refinance the Government of the Virgin Islands’ debt to obtain a better interest rate and generate funds from the savings that can be used to shore up the GERS or any other use for the funds that the Senate chooses.

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

As of December 31, 2020, the Corporation had $61.8 million in loans to USVI government instrumentalities and public corporations, compared to $64.1 million as of December 31, 2019. Of the amount outstanding as of December 31, 2020, public corporations of the USVI owed approximately $38.6 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of December 31, 2020, all loans were currently performing and up to date on principal and interest payments.

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

3. Adjusted provision for credit losses for loans and finance losses to net charge-offs ratio is a non-GAAP financial measure that excludes the effects related to the net loan loss reserve release of $6.4 million and $16.9 million recorded in the years ended December 31, 2019 and 2018, respectively, and the $71.3 million charge to the provision for the year ended December 31, 2017, resulting from revised estimates of the qualitative reserve associated with the effects of Hurricanes Irma and Maria. Management believes that this information helps investors understand the adjusted measure without regard to items that are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts on reported results and facilitates comparisons with other periods. See below for the reconciliation of the GAAP ratio of the provision for credit losses for loans and finance leases to net charge-offs to the Non-GAAP ratio of the adjusted provision for credit losses for loans and finance leases to net charge-offs.

4. ACL for loans and finance leases to adjusted total loans held for investment ratio is a non-GAAP financial measure that excludes SBA PPP loans originated or acquired in 2020 amounting to $406.0 million as of December 31, 2020. The SBA PPP loans are fully-guaranteed by the SBA, and the principal amount of the loans may be forgiven in full or in part, thus presenting less credit risk than a non-SBA PPP loan. Management believes the use of this non-GAAP measure provides additional understanding when assessing the Corporation’s reserve coverage and facilitates comparison with other periods. See below for the reconciliation of the GAAP ratio of ACL for loans and finance leases to total loans held for investment to the Non-GAAP ratio of the ACL for loans and finance leases to adjusted total loans held for investment.

5. To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation uses, and believes that investors would benefit from disclosure of, non-GAAP financial measures that reflect adjustments to net income and non-interest expenses to exclude items that management identifies as Special Items because management believes they are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts. This Form10-K includes the following non-GAAP financial measures for the year ended December 31, 2020 and 2019 that reflect the described items that were excluded for one of those reasons

Adjusted net income reflects the effect of the following exclusions:

• Gain of $13.2 million on the sales of U.S. agencies MBS and U.S. Treasury notes recorded in 2020.

• COVID-19 pandemic-related expenses of $5.4 million in 2020.

• Merger and restructuring costs of $26.5 million and $11.4 million recorded in 2020 and 2019, respectively, related to transaction costs and restructuring initiatives in connection with the acquisition of BSPR.

• Benefit of $8.0 million related to the partial reversal of the deferred tax asset valuation allowance recorded in 2020.

• Gains of $0.1 million in 2020 related to the repurchase of $0.4 million in TRuPs reflected in the statement of income as Gain on early extinguishment of debt.

• Total benefit of $6.2 million and $1.9 million in 2020 and 2019, respectively, resulting from hurricane-related insurance recoveries.

• Net loan loss reserve release of $6.4 million in 2019 resulting from revised estimates of the hurricane-related qualitative reserves.

• The $2.3 million expense recovery recognized in the first quarter of 2019 related to the employee retention benefit payment received by the Bank under the Disaster Tax Relief and Airport Extension Act of 2017, as amended.

• The tax-related effects of all the pre-tax items mentioned in the above bullets as follows:

− Tax benefit of $2.0 million in 2020 in connection with the COVID-19 pandemic-related expenses (calculated based on the statutory tax rate of 37.5%).

− Tax benefit of $9.9 million and $4.3 million in 2020 and 2019, respectively, related to merger and restructuring costs in connection with the acquisition of BSPR (calculated based on the statutory tax rate of 37.5%)

− Tax expense of $2.3 million and $0.7 million in 2020 and 2019, respectively, related to the benefit of hurricane-related insurance recoveries (calculated based on the statutory tax rate of 37.5%).

− Tax expense of $2.4 million in 2019 related to reserve releases associated with the hurricane-related qualitative reserve (calculated based on the statutory tax rate of 37.5%).

− No tax expense was recorded for the gain on sales of U.S. agencies MBS and U.S. Treasury Notes in 2020. Those sales consisted of tax-exempt securities or were recorded at the tax-exempt international banking entity subsidiary level.

− The employee retention benefit recognized in 2019 will not be treated as taxable income by virtue of the Disaster Tax Relief and Airport Extension Act of 2017.

− The gains realized on the repurchase of TRuPs in 2020 recorded at the holding company level, had no effect on the income tax expense.

Management believes that adjustments to net income and non-interest expenses of items that are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts, facilitates comparisons with prior periods and provides an alternate presentation of the Corporation’s performance.

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

See “Overview of Results of Operations” above for the reconciliation of the non-GAAP financial measure “adjusted net income” to the GAAP financial measure. The following tables reconcile the “ACL for loans and finance leases to total loans held for investment ratio,” the GAAP financial measure, to the non-GAAP financial measure “ACL for loans and finance leases to adjusted total loans held for investment ratio,” as of December 31, 2020, and the “provision for credit losses for loans and finance leases to net charge-offs ratio,” the GAAP financial measure, to the non-GAAP financial measure “adjusted provision for credit losses for loans and finance leases to net charge-offs ratio,” for the years ended December 31, 2019, 2018 and 2017:

	Allowance for Credit Losses for Loans and Finance Leases
	to Loans Held for Investment
	(GAAP to Non-GAAP reconciliation)
	As of December 31, 2020
	Allowance for Credit Losses for	Loans Held for Investment
	Loans and Finance Leases
(In thousands)
Allowance for credit losses for loans and finance leases and loans held for investment (GAAP)	$385,887	$11,777,289
Less:
SBA PPP loans	-	405,953
Allowance for credit losses for loans and finance leases and adjusted loans held for investment,
excluding SBA PPP loans (Non-GAAP)	$385,887	$11,371,336

Allowance for credit losses for loans and finance leases to loans held for investment (GAAP)	3.28%
Allowance for credit losses for loans and finance leases to adjusted loans held for investment,
excluding SBA PPP loans (Non-GAAP)	3.39%

	Provision for credit losses for Loans and Finance Leases to Net Charge-Offs (GAAP to Non GAAP reconciliation)
	Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Provision for Credit Losses for Loans and Finance Leases	Net Charge-Offs	Provision for Credit Losses for Loans and Finance Leases	Net Charge-Offs	Provision for Credit Losses for Loans and Finance Leases	Net Charge-Offs

(In thousands)
Provision for credit losses for loans and finance leases and net charge-offs (GAAP)	$40,225	$81,448	$59,253	$94,734	$144,254	$118,014
Less Special Item:
Hurricane-related qualitative reserve release (provision)	6,425	-	16,943	-	(71,304)	-
Provision for credit losses for loans and finance leases and net charge-offs,
excluding special item (Non-GAAP)	$46,650	$81,448	$76,196	$94,734	$72,950	$118,014

Provision for credit losses for loans and finance leases to net charge-offs (GAAP)	49.39%		62.55%		122.23%
Provision for credit losses for loans and finance leases to net charge-offs,
excluding special items (Non-GAAP)	57.28%		80.43%		61.81%

The following tables reconcile for the years ended December 31, 2020 and 2019 the GAAP non-interest expenses to adjusted non-interest expenses, which is a non-GAAP financial measure that excludes the relevant Special Items discussed above:

(In thousands)
2020	Non-Interest Expenses (GAAP)	Merger and Restructuring Costs	COVID 19 Pandemic-Related Expenses	Hurricane-Related Insurance Recoveries	Adjusted (Non-GAAP)

Non-interest expenses	$424,240	$26,509	$5,411	$(1,153)	$393,473
Employees' compensation and benefits	177,073	-	1,772	-	175,301
Occupancy and equipment	74,633	-	2,713	(789)	72,709
Business promotion	12,145	-	581	(184)	11,748
Professional service fees	52,633	-	8	(180)	52,805
Taxes, other than income taxes	17,762	-	274	-	17,488
FDIC deposit insurance	6,488	-	-	-	6,488
Net loss on OREO and OREO expenses	3,598	-	-	-	3,598
Credit and debit card processing expenses	19,144	-	-	-	19,144
Communications	8,437	-	16	-	8,421
Merger and restructuring costs	26,509	26,509	-	-	-
Other non-interest expenses	25,818	-	47	-	25,771

(In thousands)
2019	Non-Interest Expenses (GAAP)	Merger and Restructuring Costs	Employee Retention Benefit - Disaster Tax Relief and Airport Extension Act of 2017	Hurricane-Related Insurance Recoveries	Adjusted (Non-GAAP)

Non-interest expenses	$378,468	$11,442	$(2,317)	$(1,266)	$370,609
Employees' compensation and benefits	162,374	-	(2,317)	-	164,691
Occupancy and equipment	63,169	-	-	(1,266)	64,435
Business promotion	15,710	-	-	-	15,710
Professional service fees	45,889	-	-	-	45,889
Taxes, other than income taxes	15,325	-	-	-	15,325
FDIC deposit insurance	6,319	-	-	-	6,319
Net loss on OREO and OREO expenses	14,644	-	-	-	14,644
Credit and debit card processing expenses	16,472	-	-	-	16,472
Communications	6,891	-	-	-	6,891
Merger and restructuring costs	11,442	11,442	-	-	-
Other non-interest expenses	20,233	-	-	-	20,233

Selected Quarterly Financial Data

Financial data showing the results for the 2020 and 2019 quarters is presented below. In the opinion of management, all adjustments necessary for a fair presentation have been included. These results are unaudited.

	2020
	March 31	June 30	September 30	December 31

	(In thousands, except for per share results)
Interest income	$165,264	$158,616	$170,402	$198,700
Net interest income	138,649	135,210	148,696	177,797
Provision for credit losses	77,366	39,014	46,914	7,691
Net income	2,266	21,256	28,613	50,138
Net income attributable to common stockholders	1,597	20,587	27,944	49,469
Earnings per common share - basic	$0.01	$0.09	$0.13	$0.23
Earnings per common share - diluted	$0.01	$0.09	$0.13	$0.23

	2019
	March 31	June 30	September 30	December 31
	(In thousands, except for per share results)
Interest income	$166,472	$169,510	$172,295	$167,620
Net interest income	140,181	142,546	144,425	139,929
Provision for credit losses	11,408	12,534	7,398	8,473
Net income	43,314	41,287	46,327	36,449
Net income attributable to common stockholders	42,645	40,618	45,658	35,780
Earnings per common share - basic	$0.20	$0.19	$0.21	$0.17
Earnings per common share - diluted	$0.20	$0.19	$0.21	$0.16

Some infrequent transactions that significantly affected quarterly periods include:

• Fourth quarter of 2020 includes: (i) pre-tax merger and restructuring costs of $12.3 million related to the BSPR acquisition integration process and related restructuring initiatives, including a $4.3 million charge related to a voluntary separation program; and (ii) pre-tax COVID-19 pandemic-related expenses of $1.2 million.

• Third quarter of 2020 includes: (i) pre-tax charge to the provision for credit losses of $38.9 million as a result of the initial reserves required by CECL for non-PCD loans acquired in conjunction with the BSPR acquisition; (ii) pre-tax merger and restructuring costs of $10.4 million related to the BSPR acquisition and related restructuring initiatives; (iii) a one-time tax benefit of $8.0 million resulting from the partial reversal of the deferred tax asset valuation allowance; (iv) gain on sales of investment securities of $5.3 million; and (v) pre-tax COVID-19 pandemic-related expenses of $1.0 million.

• Second quarter of 2020 includes: (i) pre-tax merger and restructuring costs of $2.9 million related to the BSPR acquisition and related restructuring initiatives; (ii) a pre-tax benefit of $5.0 million resulting from the final settlement of the Corporation’s business interruption insurance claim related to lost profits caused by Hurricanes Irma and Maria in 2017; and (iii) pre-tax COVID-19 pandemic-related expenses of $3.0 million.

• First quarter of 2020 includes: (i) gain on sales of investment securities of $8.2 million; and (ii) a pre-tax benefit of $1.2 million resulting from insurance recoveries associated with hurricane-related expenses.

• Fourth quarter of 2019 includes pre-tax merger and restructuring costs of $10.9 million in connection with the then pending acquisition of BSPR and related restructuring initiatives, including a $3.4 million charge related to a voluntary separation program.

• First quarter of 2019 includes: (i) pre-tax net loan loss reserve releases of $6.4 million in connection with revised estimates of the hurricane-related qualitative reserves associated with the effects of Hurricanes Irma and Maria; and (ii) $2.3 million expense recovery related to an employee retention benefit payment received by the Bank by virtue of the Disaster Tax Relief and Airport Extension Act of 2017, as amended.

CEO and CFO Certifications

First BanCorp.’s Chief Executive Officer and Chief Financial Officer have filed with the SEC certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Annual Report on Form 10-K.

In addition, in 2020, First BanCorp’s Chief Executive Officer provided to the NYSE his annual certification, as required for all NYSE listed companies, that he was not aware of any violation by the Corporation of the NYSE corporate governance listing standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information required herein is incorporated by reference to the information included under the sub-caption “Interest Rate Risk Management” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

FIRST BANCORP.

REPORT OF INDEPENDENT RESGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors

of First BanCorp.

Santurce, Puerto Rico

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statement of financial condition of First BanCorp. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Notes 1 and 9 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codifications No. 326, Financial Instruments – Credit Losses (Topic 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Banco Santander Puerto Rico acquired during 2020, which is described in Note 2 of the financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Acquisition – Fair Value of Acquired Loans

As described in Note 2 to the financial statements, on September 1, 2020 the Company completed its acquisition of Banco Santander Puerto Rico (“BSPR”) for total cash consideration of approximately $1.3 billion. Determination of the acquisition date fair values of the assets acquired and liabilities assumed requires management to make significant estimates and assumptions. Specifically, the fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of purchased assets or assumed liabilities. The fair value of the acquired loans was $2.5 billion and was estimated based on a discounted cash flow method under which the present value of the contractual cash flows was calculated based on certain valuation assumptions such as default rates, loss severity, and prepayment rates, and discounted using a market rate of return.

We identified the determination of the acquisition date fair value of acquired loans as a critical audit matter as auditing this estimate is especially complex and requires subjective auditor judgment. The principal considerations for our determination that this is a critical audit matter is the level of judgment involved in evaluating the reasonableness of management’s assumptions, the need for specialized skill in the development and application of subjective assumptions in estimating cash flows, and the size of the acquired loan portfolio.

The primary procedures we performed to address this critical audit matter included:

• Testing the effectiveness of controls over the evaluation of the assumptions used in the estimate of fair value of the acquired loans, including controls addressing:

o Management's review of the due diligence performed on the acquired loan portfolio, which impacts the past due and loss given default assumptions used in the cash flow calculations.

o Management’s review of the reasonableness of the judgments related to the valuation assumptions used in the estimate of the fair value of acquired loans.

o Management’s review of the results of the third-party valuation of the acquired loan portfolio, including the review of the completeness and accuracy of the data inputs used as a basis for the valuation and the reasonableness of the assumptions used by the third party.

• Substantively testing management’s process, including evaluating their judgments and assumptions, for assessing the reasonableness of the assumptions used in the fair value estimate of the acquired loan portfolio, which included:

o Evaluation of the completeness and accuracy of data inputs used as a basis for the valuation.

o Evaluation, with the assistance of professionals with specialized skill and knowledge, of the reasonableness of management’s judgments related to the valuation assumptions used in the estimate of the fair value of the acquired loans.

o Testing the mathematical accuracy of the estimated fair value, including the application of the assumptions used in the calculation.

Allowance for Credit Losses – Model and Forecast of Macroeconomic Variables

As described in Notes 1 and 9 to the financial statements and referred to in the change in accounting principle explanatory paragraph above, on January 1, 2020 (“adoption date”), the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) under a modified retrospective approach, which required the Company to estimate expected credit losses for its financial assets carried at amortized cost utilizing the current expected credit loss (“CECL”) methodology. As of the adoption date, the Company recorded an increase in the allowance for credit losses (“ACL”) for loans of approximately $81.2 million as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in retained earnings, net of applicable income taxes. Additionally, as of September 1, 2020 the Company measured and recorded an ACL of $67.6 million related to loans acquired as part of the acquisition of BSPR. At December 31, 2020, the ACL on the overall loan portfolio, including those loans acquired as part of the acquisition of BSPR, was approximately $386 million.

The calculation of the ACL for loans, including those loans acquired as part of the acquisition of BSPR, is primarily measured based on a probability of default / loss given default modeled approach. A significant amount of judgment was required when assessing the reasonableness and quality of the model design and construction, including whether the models were relevant to the Company’s loan portfolio, both originated and acquired, and were suitable for use. Additionally, the estimate of the probability of default and loss given default assumptions uses relevant current and forward looking macroeconomic variables, such as: unemployment rate; housing and real estate price indices; interest rates; market risk factors; and gross domestic product, and considers conditions throughout Puerto Rico, the British Virgin Islands, and the State of Florida. A significant amount of judgment is required to assess the reasonableness of the macroeconomic variables. Changes in the model design as well as changes to these assumptions could have a material effect on the Company’s financial results.

The model and the current and forward looking macroeconomic variables used contribute significantly to the determination of ACL for both originated and acquired loans. We identified the assessment of the model design and construction and the assessment of relevant macroeconomic variables as a critical audit matter as the impact of these judgments represents a significant portion of the ACL for originated and acquired loans and because management’s estimate required especially subjective auditor judgment and significant audit effort, including the need for specialized skill.

The primary procedures we performed to address these critical audit matters included:

• Testing the effectiveness of controls over the evaluation of the conceptual design and construction of the models and the evaluation of the current and forward looking macroeconomic variables, including controls addressing:

o Management’s review and approval of the models and methodologies used to establish the ACL.

o Management’s review and approval of the macroeconomic variables.

o Management’s review of the reasonableness of the results of the macroeconomic variables used in the calculation.

o Management’s review of the results of the third-party model validations.

• Substantively testing management’s process, including evaluating their judgments and assumptions, for assessing the conceptual design and construction of the models and for developing the macroeconomic variables, which included:

o Evaluation, with the assistance of professionals with specialized skill and knowledge, of the reasonableness of management’s judgments related to the conceptual design and construction of the models.

o Evaluation of the completeness and accuracy of data inputs used as a basis for the adjustments relating to macroeconomic variables.

o Evaluation, with the assistance of professionals with specialized skill and knowledge, of the reasonableness of management’s judgments related to the macroeconomic variables used in the determination of the ACL for loans. Among other procedures, our evaluation considered, evidence from internal and external sources, loan portfolio performance trends and whether such assumptions were applied consistently period to period.

o Analytical evaluation of the variables period to period for directional consistency and testing for reasonableness.

/s/ Crowe LLP

We have served as the Corporation’s auditor since 2018.

New York, New York

March 1, 2021

Stamp No. E413192 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

Management’s Report on Internal Control over Financial Reporting

To the Stockholders and Board of Directors of First BanCorp.:

First BanCorp.’s (the “Corporation”) internal control over financial reporting is a process designed and effected by those charged with governance, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Corporation’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Corporation; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Corporation are being made only in accordance with authorizations of management and directors of the Corporation; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent, or detect and correct misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management is responsible for establishing and maintaining effective internal control over financial reporting. Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on that assessment, management concluded that, as of December 31, 2020, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (2013).

In conducting the evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2020, the Corporation has excluded the operations of Banco Santander Puerto Rico (“BSPR”), as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period). The acquisition was completed on September 1, 2020. See Note 2 - Business Combination, to the audited consolidated financial statements for further discussion about the acquisition.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, has been audited by CROWE LLP, an independent public accounting firm, as stated in their accompanying report dated March 1, 2021.

First BanCorp.

/s/ Aurelio Alemán

Aurelio Alemán

President and Chief Executive Officer

Date: March 1, 2021

/s/ Orlando Berges

Orlando Berges

Executive Vice President

and Chief Financial Officer

Date: March 1, 2021

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,2020	December 31, 2019
	(In thousands, except for share information)
ASSETS
Cash and due from banks	$1,433,261	$546,391

Money market investments:
Time deposits with other financial institutions	300	300
Other short-term investments	60,272	97,408
Total money market investments	60,572	97,708

Investment securities available for sale, at fair value:
Securities pledged with creditors’ rights to repledge	341,789	130,165
Other investment securities available for sale	4,305,230	1,993,360
Total investment securities available for sale, at fair value (amortized cost 2020 - $4,584,851;
2019 - $2,109,008; allowance for credit losses (“ACL”) of $1,310 as of December 31, 2020)	4,647,019	2,123,525
Investment securities held to maturity, at amortized cost, net of allowance for credit losses
of $8,845 as of December 31, 2020 (fair value 2020 - $173,806; 2019 - $110,374)	180,643	138,675
Equity securities	37,588	38,249

Loans, net of allowance for credit losses of $385,887 (2019 - $155,139)	11,391,402	8,847,066
Loans held for sale, at lower of cost or market	50,289	39,477
Total loans, net	11,441,691	8,886,543

Premises and equipment, net	158,209	149,989
Other real estate owned (“OREO”)	83,060	101,626
Accrued interest receivable on loans and investments	69,505	50,205
Deferred tax asset, net	329,261	264,842
Goodwill	38,632	28,098
Intangible assets	40,893	7,573
Other assets	272,737	177,842
Total assets	$18,793,071	$12,611,266

LIABILITIES

Non-interest-bearing deposits	$4,546,123	$2,367,856
Interest-bearing deposits	10,771,260	6,980,573
Total deposits	15,317,383	9,348,429

Securities sold under agreements to repurchase	300,000	100,000
Advances from the Federal Home Loan Bank (“FHLB”)	440,000	570,000
Other borrowings	183,762	184,150
Accounts payable and other liabilities	276,747	180,614
Total liabilities	16,517,892	10,383,193

STOCKHOLDERS’ EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: 22,004,000
shares issued, 1,444,146 shares outstanding, aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
223,034,348 shares issued (2019 - 222,103,721 shares issued)	22,303	22,210
Less: Treasury stock (at par value)	(480)	(474)
Common stock outstanding, 218,235,064 shares outstanding
(2019 - 217,359,337 shares outstanding)	21,823	21,736
Additional paid-in capital	946,476	941,652
Retained earnings, includes legal surplus reserve of $109,338 (2019 - $97,586)	1,215,321	1,221,817
Accumulated other comprehensive income, net of tax of $7,590 (2019 - $7,752)	55,455	6,764
Total stockholders’ equity	2,275,179	2,228,073
Total liabilities and stockholders’ equity	$18,793,071	$12,611,266

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share information)

Interest and dividend income:
Loans	$631,047	$602,998	$553,647
Investment securities	58,547	59,546	60,224
Money market investments and interest-bearing cash accounts	3,388	13,353	11,096
Total interest and dividend income	692,982	675,897	624,967

Interest expense:
Deposits	68,388	77,782	67,651
Loans payable	21	-	-
Securities sold under agreements to repurchase	6,645	6,647	9,401
Advances from FHLB	11,251	14,963	13,549
Other borrowings	6,355	9,424	8,983
Total interest expense	92,660	108,816	99,584
Net interest income	600,322	567,081	525,383
Provision for credit losses:
Loans and finance leases	168,717	40,225	59,253
Unfunded loan commitments	1,183	(412)	(264)
Debt securities	1,085	-	-
Provision for credit losses	170,985	39,813	58,989
Net interest income after provision for credit losses	429,337	527,268	466,394

Non-interest income:
Service charges and fees on deposit accounts	24,612	23,916	21,679
Mortgage banking activities	22,124	17,058	17,228
Net gain (loss) on investment securities	13,198	(497)	(84)
Gain on early extinguishment of debt	94	-	2,316
Insurance commission income	9,364	10,186	8,429
Other non-interest income	41,834	39,909	32,742
Total non-interest income	111,226	90,572	82,310

Non-interest expenses:
Employees' compensation and benefits	177,073	162,374	159,494
Occupancy and equipment	74,633	63,169	57,942
Business promotion	12,145	15,710	14,808
Professional fees	52,633	45,889	43,497
Taxes, other than income taxes	17,762	15,325	14,707
Federal Deposit Insurance Corporation ("FDIC") deposit insurance	6,488	6,319	8,909
Net loss on OREO and OREO expenses	3,598	14,644	14,452
Credit and debit card processing expenses	19,144	16,472	15,546
Communications	8,437	6,891	6,372
Merger and restructuring costs	26,509	11,442	-
Other non-interest expenses	25,818	20,233	22,339
Total non-interest expenses	424,240	378,468	358,066

Income before income taxes	116,323	239,372	190,638

Income tax expense (benefit)	14,050	71,995	(10,970)

Net income	$102,273	$167,377	$201,608

Net income attributable to common stockholders	$99,597	$164,701	$198,932

Net income per common share:

Basic	$0.46	$0.76	$0.92
Diluted	$0.46	$0.76	$0.92

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2020	2019	2018
	(In thousands)

Net income	$102,273	$167,377	$201,608
Other comprehensive income (loss) (“OCI”), net of tax:
Debt securities:
Unrealized gain on debt securities for which credit losses have been recognized	772	48	255
Reclassification adjustment for credit losses on debt securities included in net income	1,641	497	50

Reclassification adjustments for net (gain) loss included in net income on sales of
available-for-sale debt securities with no credit losses previously recognized	(13,198)	-	34
All other unrealized holding gains (losses) on available-for-sale debt securities	59,746	46,634	(20,145)
Defined benefit plans adjustments:
Net actuarial loss	(270)	-	-
OCI for the year, net of tax	48,691	47,179	(19,806)
Total comprehensive income	$150,964	$214,556	$181,802

	Year Ended December 31,

	2020	2019	2018
	(In thousands)
Income tax effect of items included in OCI:
Debt securities:
Unrealized gain on debt securities for which credit losses have been recognized	$-	$-	$-
Reclassification adjustment for credit losses on debt securities included in net income	-	-	-
Reclassification adjustments for net (gain) loss included in net income on sales of
available-for-sale debt securities with no credit losses previously recognized	-	-	-
All other unrealized holding gains (losses) on available-for-sale debt securities	-	-	-
Defined benefit plans adjustments:
Net actuarial loss	(162)	-	-
Total	$(162)	$-	$-

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2020	2019	2018

	(In thousands)
Cash flows from operating activities:
Net income	$102,273	$167,377	$201,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,068	17,592	15,026
Amortization of intangible assets	5,912	3,086	3,593
Provision for credit losses	170,985	39,813	58,989
Deferred income tax (benefit) expense	(4,371)	55,009	(25,043)
Stock-based compensation	5,117	3,949	5,825
Gain on early extinguishment of debt	(94)	-	(2,316)
(Gain) loss on investment securities	(13,198)	497	84
Unrealized gain on derivative instruments	(5,635)	(2,934)	(46)
Net (gain) loss on disposals or sales of premises and equipment and other assets	(215)	242	(1,366)
Net gain on sales of loans	(13,273)	(10,446)	(2,639)
Net accretion/amortization of discounts, premiums, and deferred loan fees and costs	(8,602)	(8,117)	(8,397)
Originations and purchases of loans held for sale	(648,052)	(362,612)	(319,770)
Sales and repayments of loans held for sale	659,349	360,572	344,935
Amortization of broker placement fees	537	732	1,163
Net amortization/accretion of premiums and discounts on investment securities	19,410	2,483	2,407
Decrease (increase) in accrued interest receivable	6,419	(1,971)	6,649
(Decrease) increase in accrued interest payable	(2,990)	1,081	236
(Increase) decrease in other assets	(5,018)	32,521	8,906
Increase (decrease) in other liabilities	9,116	(4,590)	(1,521)
Net cash provided by operating activities	297,738	294,284	288,323

Cash flows from investing activities:
Net disbursements on loans held for investment	(335,152)	(341,870)	(277,863)
Proceeds from sales of loans held for investment	6,788	83,428	82,526
Proceeds from sales of repossessed assets	35,270	60,124	51,799
Proceeds from sales of available-for-sale securities	1,195,250	-	47,805
Purchases of available-for-sale securities	(3,820,148)	(765,432)	(509,884)
Proceeds from principal repayments and maturities of available-for-sale securities	1,277,762	628,675	387,817
Proceeds from principal repayments and maturities of held-to-maturity securities	6,431	6,138	5,828
Additions to premises and equipment	(16,070)	(22,478)	(20,514)
Proceeds from sales of premises and equipment and other assets	497	1,568	2,548
Net redemptions (purchases) of other investments securities	3,881	6,292	(993)
Proceeds from the settlement of insurance claims - investing activities	-	587	7,673
Net cash acquired in acquisition	406,626	-	-
Net cash used in investing activities	(1,238,865)	(342,968)	(223,258)
Cash flows from financing activities:
Net increase (decrease) in deposits	1,767,441	361,657	(36,889)
Net decrease in short-term borrowings	(35,000)	(15,086)	(49,914)
Repayments of long-term borrowings	(95,282)	(205,000)	(216,434)
Proceeds from long-term borrowings	-	-	120,000
Proceeds from long-term reverse repurchase agreements	200,000	-	-
Repurchase of outstanding common stock	(206)	(1,959)	(2,827)
Dividends paid on common stock	(43,416)	(30,356)	(6,517)
Dividends paid on preferred stock	(2,676)	(2,676)	(2,676)
Net cash provided by (used in) financing activities	1,790,861	106,580	(195,257)
Net increase (decrease) in cash and cash equivalents	849,734	57,896	(130,192)
Cash and cash equivalents at beginning of year	644,099	586,203	716,395
Cash and cash equivalents at end of year	$1,493,833	$644,099	$586,203
Cash and cash equivalents include:
Cash and due from banks	$1,433,261	$546,391	$578,613
Money market instruments	60,572	97,708	7,590
	$1,493,833	$644,099	$586,203

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Year Ended December 31,

	2020	2019	2018
	(In thousands)
Preferred Stock	$36,104	$36,104	$36,104

Common stock outstanding:
Balance at beginning of year	21,736	21,724	21,628
Common stock issued as compensation	-	-	27
Common stock issued for exercised warrants	-	-	73
Common stock withheld for taxes	(5)	(18)	(43)
Restricted stock grants	90	31	40
Unrestricted stock grants	2	-	-
Restricted stock forfeited	-	(1)	(1)
Balance at end of year	21,823	21,736	21,724

Additional paid-in capital:
Balance at beginning of year	941,652	939,674	936,772
Stock-based compensation expense	5,117	3,949	5,825
Common stock issued as compensation	-	-	(27)
Common stock issued for exercised warrants	-	-	(73)
Common stock withheld for taxes	(201)	(1,941)	(2,784)
Restricted stock grants	(90)	(31)	(40)
Unrestricted stock grants	(2)	-	-
Restricted stock forfeited	-	1	1
Balance at end of year	946,476	941,652	939,674

Retained earnings:
Balance at beginning of year	1,221,817	1,087,617	895,208
Impact of adoption of Accounting Standards Update No. ("ASU") 2016-13 (See Note 1)	(62,322)
Balance at beginning of period (as adjusted for impact of adoption of ASU 2016-13)	1,159,495
Net income	102,273	167,377	201,608
Dividends on common stock (2020 - $0.20 per share; 2019 - $0.14 per share; 2018 - $0.03 per share)	(43,771)	(30,501)	(6,517)
Dividends on preferred stock	(2,676)	(2,676)	(2,676)
Amount reclassified from accumulated other comprehensive loss per ASU 2016-01	-	-	(6)
Balance at end of year	1,215,321	1,221,817	1,087,617

Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of year	6,764	(40,415)	(20,615)
Amount reclassified out of accumulated other comprehensive loss per ASU 2016-01	-	-	6
OCI, net of tax	48,691	47,179	(19,806)
Balance at end of year	55,455	6,764	(40,415)

Total stockholders’ equity	$2,275,179	$2,228,073	$2,044,704

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

First BanCorp. (the “Corporation”) is a publicly owned, Puerto Rico-chartered financial holding company that is subject to regulation, supervision, and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Corporation is a full service provider of financial services and products with operations in Puerto Rico, the United States, the U.S. Virgin Islands (the “USVI”), and the British Virgin Islands (the “BVI”).

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

FirstBank Insurance Agency is subject to the supervision, examination, and regulation of the Office of the Insurance Commissioner of the Commonwealth of Puerto Rico and the Division of Banking and Insurance Financial Regulation in the USVI.

Effective September 1, 2020, FirstBank completed the acquisition of Santander Bancorp, a wholly-owned subsidiary of Santander Holdings USA, Inc. and the holding company of Banco Santander Puerto Rico (“BSPR”), pursuant to a Stock Purchase Agreement dated as of October 21, 2019, by and among FirstBank and Santander Holdings, USA, Inc. (the “Stock Purchase Agreement”). Immediately following the closing of the transaction, Santander Bancorp was merged with and into FirstBank (the “HoldCo Merger”), with FirstBank surviving the HoldCo Merger. Immediately following the effectiveness of the HoldCo Merger, BSPR was merged with and into FirstBank, with FirstBank as the surviving entity in the merger. Refer to Note 2 – Business Combination, to the consolidated financial statements for more information about this acquisition.

FirstBank conducts its business through its main office located in San Juan, Puerto Rico, 73 banking branches in Puerto Rico, 11 banking branches in the USVI and the BVI, and 10 banking branches in the state of Florida (USA). FirstBank has 5 wholly owned subsidiaries with operations in Puerto Rico: First Federal Finance Corp. (d/b/a Money Express La Financiera), a finance company specializing in the origination of small loans with 28 offices in Puerto Rico; First Management of Puerto Rico, a Puerto Rico corporation, which holds tax-exempt assets; FirstBank Overseas Corporation, an international banking entity (an “IBE”) organized under the International Banking Entity Act of Puerto Rico; and two other dormant companies formerly engaged in the operation of certain OREO properties.

In connection with the BSPR acquisition in 2020, FirstBank acquired a trust business that administers and is custodian of assets amounting to approximately $69.3 million as of December 31, 2020. Due to the nature of trust activities, these assets are not included in the Corporation’s consolidated statements of financial condition. The Corporation’s trust division focuses its business on transfer paying agent and individual retirement account (“IRA”) services.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Operating, Accounting and Reporting Considerations related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy. In response to the crisis, the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended by the Consolidated Appropriations Act, 2021 (the “CARES Act of 2020”), was passed by Congress and signed into law on March 27, 2020. The CARES Act of 2020 provided an estimated $2.2 trillion aid package to stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Corporation include, but are not limited to:

• Accounting for Loan Modifications – The CARES Act of 2020 provides that a financial institution may elect to suspend (1) the requirements under accounting principles generally accepted in the United States of America (“GAAP”) for certain loan modifications that would otherwise be categorized as a troubled debt restructuring (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. The suspension is applicable for the term of a loan modification that occurs during the applicable period for a loan that was not more than 30 days past due as of December 31, 2019. The suspension is available only to borrowers affected by the pandemic.

• Paycheck Protection Program – The CARES Act of 2020 established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (the “SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program, administrated directly by the SBA.

• Mortgage Forbearance – Under the CARES Act of 2020 mortgage customers with federally backed single family loans experiencing financial hardship due to COVID-19 may request forbearance on the loan for up to 180 days, with up to an additional 180 days at the borrower’s request, for a total of 360 days. In addition, customers with federally backed multifamily loans experiencing financial hardship due to COVID-19 may request forbearance on the loan for up to 30 days, with up to two additional 30-day periods at the borrower’s request.

• Main Street Lending Program – The Federal Reserve Board (the “FED”) established the Main Street Lending Program under the CARES Act of 2020 to support lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic.

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the FDIC, the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the CFPB, in consultation with state financial regulators (collectively, the “agencies”), issued a joint interagency statement on March 22, 2020, which they revised on April 7, 2020, called the Revised Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (the “Revised Interagency Statement”). Some of the provisions applicable to the Corporation include, but are not limited to:

• Accounting for Loan Modifications – Loan modifications that do not meet the conditions of the CARES Act of 2020 may still qualify as a modification that does not need to be accounted for as a TDR. The agencies, in consultation with the Financial Accounting Standards Board (“FASB”) staff, confirmed that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who are current prior to any relief are not TDRs. This includes short-term (e.g., up to six months) modifications, such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payments. The Corporation’s loan modifications were made in accordance with Section 4013 of the CARES Act of 2020 and/or the Revised Interagency Statement and therefore were not classified as TDRs.

The extent to which the COVID-19 pandemic impacts the Corporation’s business, asset valuations, results of operations, and financial condition, as well as its regulatory capital and liquidity positions, will depend on future developments, which are highly uncertain and cannot be accurately predicted, including the scope and duration of the COVID-19 pandemic and the actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic and the associated impacts on the economy, financial markets and our clients, employees and vendors. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, increased reserves for credit losses, and deferred tax assets. Given the fluidity of the situation, management cannot estimate the long term impact of the COVID-19 pandemic at this time.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

General

The accompanying consolidated audited financial statements have been prepared in conformity with GAAP. The following is a description of the Corporation’s most significant accounting policies.

Principles of consolidation

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Statutory business trusts that are wholly-owned by the Corporation and are issuers of trust-preferred securities (“TRuPs”), and entities in which the Corporation has a non-controlling interest, are not consolidated in the Corporation’s consolidated financial statements in accordance with authoritative guidance issued by the FASB for consolidation of variable interest entities (“VIE”). See “Variable Interest Entities” below for further details regarding the Corporation’s accounting policy for these entities.

Reclassifications

In connection with the adoption of ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASC 326”), the provision for unfunded loan commitments, which was previously presented as part of other non-interest expense, was reclassified and is now presented separately as a component of the provision for credit losses in the consolidated statements of income. For purposes of comparability, amounts prior to 2020 have been reclassified to conform to the current presentation.

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

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, cash items in transit, and amounts due from the Federal Reserve Bank of New York (the “Federal Reserve”) and other depository institutions. The term also includes money market funds and short-term investments with original maturities of three months or less.

Investment securities

The Corporation classifies its investments in debt and equity securities into one of four categories:

Held-to-maturity — Debt securities that the entity has the intent and ability to hold to maturity. These securities are carried at amortized cost. The Corporation may not sell or transfer held-to-maturity securities without calling into question its intent to hold other debt securities to maturity, unless a nonrecurring or unusual event that could not have been reasonably anticipated has occurred.

Trading — Securities that are bought and held principally for the purpose of selling them in the near term. These securities are carried at fair value, with unrealized gains and losses reported in earnings. As of December 31, 2020, and 2019, the Corporation did not hold investment securities for trading purposes.

Available-for-sale — Securities not classified as held-to-maturity or trading. These securities are carried at fair value, with unrealized holding gains and losses, net of deferred taxes, reported in OCI as a separate component of stockholders’ equity. The unrealized holding gains and losses do not affect earnings until they are realized, or an ACL is recorded.

Equity securities — Equity securities that do not have readily available fair values are classified as equity securities in the consolidated statements of financial condition. These securities are stated at the lower of cost or realizable value. This category is principally composed of FHLB stock that the Corporation owns to comply with FHLB regulatory requirements. The realizable value of the stock equals its cost. Also included in this category are marketable equity securities held at fair value with changes in unrealized gains or losses recorded through earnings pursuant to the requirements of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

A debt security is placed on nonaccrual status at the time any principal or interest payment becomes 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. No debt security was in a nonaccrual status as of December 31, 2020 and 2019.

Allowance for Credit Losses – Held-to-Maturity Debt Securities: The Corporation measures expected credit losses on held-to-maturity securities by major security type. As of December 31, 2020, the held-to-maturity securities portfolio consisted of Puerto Rico municipal bonds totaling $189.5 million. Approximately 60% of the held-to-maturity municipal bonds were issued by three of the largest municipalities in Puerto Rico. The vast majority of revenues of these three municipalities is independent of the Puerto Rico central government. These obligations typically are not issued in bearer form, nor are they registered with the Securities and Exchange Commission (“SEC”), and are not rated by external credit agencies. In most cases, these bonds have priority over the payment of operating costs and expenses of the municipality, which are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. Accrued interest receivable on held-to-maturity debt securities totaled $3.6 million as of December 31, 2020 ($3.9 million as of December 31, 2019) and was excluded from the estimate of credit losses.

The ACL for the held-to-maturity Puerto Rico municipal bonds ($8.8 million as of December 31, 2020) considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. These financing arrangements with Puerto Rico municipalities were issued in bond form and accounted for as securities but underwritten as loans with features that are typically found in commercial loans. Accordingly, similar to commercial loans, an internal risk rating (i.e., pass, special mention, substandard, doubtful, or loss) is assigned to each bond at the time of issuance or acquisition, and monitored on a continuous basis with a formal assessment completed, at a minimum, on a quarterly basis. The Corporation determines the ACL for held-to-maturity Puerto Rico municipal bonds based on the product of a cumulative probability of default (“PD”) and loss given default (“LGD”), and the amortized cost basis of each bond over its remaining expected life. PD estimates represent the point-in-time as of which the PD is developed, and are updated quarterly based on, among other things, the payment performance experience, financial performance and market value indicators, and current and forecasted relevant forward-looking macroeconomic variables over the expected life of the bonds, to determine a lifetime term structure PD curve. LGD estimates are determined based on, among other things, historical charge-off events and recovery payments (if any), government sector historical loss experience, as well as relevant current and forecasted macroeconomic expectations of variables, such as unemployment rates, interest rates, and market risk factors based on industry performance, to determine a lifetime term structure LGD curve. Under this approach, all future period losses for each instrument are calculated using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of each bond. For the relevant macroeconomic expectations of variables, the methodology considers an initial forecast period (a “reasonable and supportable period”) of 2 years and a reversion period of up to 3 years, utilizing a straight-line approach and reverting back to the historical macroeconomic mean. After the reversion period, the Corporation uses a historical loss forecast period covering the remaining contractual life based on the changes in key historical economic variables during representative historical expansionary and recessionary periods.

Refer to Note 5 - Investment Securities, to the consolidated financial statements for additional information about reserve balances for held-to-maturity debt securities, activity during the period, and information about changes in circumstances that caused changes in the ACL for held-to-maturity debt securities during the year ended December 31, 2020.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Allowance for Credit Losses – Available-for-Sale Debt Securities: For available-for-sale debt securities in an unrealized loss position, the Corporation first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written off to fair value through earnings. For available-for-sale debt securities that do not meet the aforementioned criteria, the Corporation evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the cash position of the issuer and its cash and capital generation capacity, which could increase or diminish the issuer’s ability to repay its bond obligations, the extent to which the fair value is less than the amortized cost basis, any adverse change to the credit conditions and liquidity of the issuer, taking into consideration the latest information available about the financial condition of the issuer, credit ratings, the failure of the issuer to make scheduled principal or interest payments, recent legislation and government actions affecting the issuer’s industry, and actions taken by the issuer to deal with the economic climate. The Corporation also takes into consideration changes in the near-term prospects of the underlying collateral of a security, if any, such as changes in default rates, loss severity given default, and significant changes in prepayment assumptions and the level of cash flows generated from the underlying collateral, if any, supporting the principal and interest payments on the debt securities. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and the Corporation records an ACL for the credit loss, limited by the amount by which the fair value is less than the amortized cost basis. The Corporation recognizes in OCI any impairment that has not been recorded through an ACL.

The Corporation records changes in the ACL as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

The ACL for available-for-sale securities as of December 31, 2020 amounted to $1.3 million. Available-for-sale debt securities held by the Corporation at year-end primarily consisted of securities issued by U.S. government-sponsored entities (“GSEs”), private label MBS, and a bond issued by the Puerto Rico Housing Finance Authority (“PRHFA”), a government instrumentality of the Commonwealth of Puerto Rico. Given the explicit and implicit guarantees provided by the U.S. federal government, the Corporation believes the credit risk in securities issued by the GSEs is low. For the year ended December 31, 2020, the Corporation’s credit loss-impairment assessment was concentrated on private label MBS and the PRHFA debt security. For further information, including the methodology and assumptions used for the discounted cash flow analyses performed on private label MBS and bonds issued by the PRHFA, refer to Note 5 – Investment Securities, and Note 30 – Fair Value, to the consolidated financial statements. Accrued interest receivable on available-for-sale debt securities totaled $8.5 million as of December 31, 2020 ($5.5 million as of December 31, 2019) and is excluded from the estimate of credit losses.

Loans held for investment

Loans that the Corporation has the ability and intent to hold for the foreseeable future are classified as held for investment and are reported at amortized cost, net of its ACL. The substantial majority of the Corporation’s loans are classified as held for investment. Amortized cost is the principal outstanding balance, net of unearned interest, cumulative charge-offs, unamortized deferred origination fees and costs, and unamortized premiums and discounts. The Corporation reports credit card loans at their outstanding unpaid principal balance plus uncollected billed interest and fees net of such amounts deemed uncollectible. Accrued interest receivable on loans totaled $57.2 million as of December 31, 2020 ($39.1 million as of December 31, 2019), was reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Fees collected and costs incurred in the origination of new loans are deferred and amortized using the interest method or a method that approximates the interest method over the term of the loan as an adjustment to interest yield. Unearned interest on certain personal loans, auto loans and finance leases and discounts and premiums are recognized as income under a method that approximates the interest method. When a loan is paid-off or sold, any remaining unamortized net deferred fees, or costs, discounts and premiums are included in loan interest income in the period of payoff.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Nonaccrual and Past-Due Loans - Loans on which the recognition of interest income has been discontinued are designated as nonaccrual. Loans are classified as nonaccrual when they are 90 days past due for interest and principal, with the exception of residential mortgage loans insured or guaranteed by the Federal Housing Administration (the “FHA”), the Veterans Administration (the “VA”) or the PRHFA, and credit card loans. It is the Corporation’s policy to report delinquent mortgage loans insured by the FHA, or guaranteed by the VA or the PRHFA, as loans past due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured or guaranteed. However, the Corporation discontinues the recognition of income relating to FHA/VA loans when such loans are over 15 months delinquent, taking into consideration the FHA interest curtailment process, and relating to PRHFA loans when such loans are over 90 days delinquent. Credit card loans continue to accrue finance charges and fees until charged off at 180 days. Loans generally may be placed on nonaccrual status prior to when required by the policies described above when the full and timely collection of interest or principal becomes uncertain (generally based on an assessment of the borrower’s financial condition and the adequacy of collateral, if any). When a loan is placed on nonaccrual status, any accrued but uncollected interest income is reversed and charged against interest income and amortization of any net deferred fees is suspended. The amount of accrued interest reversed against interest income totaled $1.9 million for the year ended December 31, 2020. Interest income on nonaccrual loans is recognized only to the extent it is received in cash. However, when there is doubt regarding the ultimate collectability of loan principal, all cash thereafter received is applied to reduce the carrying value of such loans (i.e., the cost recovery method). Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Generally, the Corporation returns a loan to accrual status when all delinquent interest and principal becomes current under the terms of the loan agreement, or after a sustained period of repayment performance (6 months) and the loan is well secured and in the process of collection, and full repayment of the remaining contractual principal and interest is expected. Loans that are past due 30 days or more as to principal or interest are considered delinquent, with the exception of residential mortgage, commercial mortgage, and construction loans, which are considered past due when the borrower is in arrears on two or more monthly payments.

Loans Acquired – Loans acquired through a purchase or a business combination are recorded at their fair value as of the acquisition date. The Corporation performs an assessment of acquired loans to first determine if such loans have experienced more than insignificant deterioration in credit quality since their origination and thus should be classified and accounted for as purchased credit deteriorated (“PCD”) loans. For loans that have not experienced more than insignificant deterioration in credit quality since origination, referred to as non-PCD loans, the Corporation records such loans at fair value, with any resulting discount or premium accreted or amortized into interest income over the remaining life of the loan using the interest method. Additionally, upon the purchase or acquisition of non-PCD loans, the Corporation measures and records an ACL based on the Corporation’s methodology for determining the ACL. The ACL for non-PCD loans is recorded through a charge to the provision for credit losses in the period in which the loans are purchased or acquired.

Acquired loans that are classified as PCD are recognized at fair value, which includes any resulting premiums or discounts. Premiums and non-credit loss related discounts are amortized or accreted into interest income over the remaining life of the loan using the interest method. Unlike non-PCD loans, the initial ACL for PCD loans is established through an adjustment to the acquired loan balance and not through a charge to the provision for credit losses in the period in which the loans were acquired. At acquisition, the ACL for PCD loans, which represents the fair value credit discount, is determined using a discounted cash flow method that considers the PDs and LGDs used in the Corporation’s ACL methodology. Characteristics of PCD loans include: delinquency, payment history since origination, credit scores migration and/or other factors the Corporation may become aware of through its initial analysis of acquired loans that may indicate there has been more than insignificant deterioration in credit quality since a loan’s origination. In connection with the BSPR acquisition on September 1, 2020, the Corporation acquired PCD loans with an aggregate fair value at acquisition of approximately $752.8 million, and recorded an initial ACL of approximately $28.7 million, which was added to the amortized cost of the loans.

Subsequent to acquisition, the ACL for both non-PCD and PCD loans is determined pursuant to the Corporation’s ACL methodology in the same manner as all other loans.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For PCD loans that prior to the adoption of ASC 326 were classified as purchased credit impaired (“PCI”) loans and accounted for under the FASB’s Accounting Standards Codification (the “Codification” or “ASC”) Subtopic 310-30, “Accounting for Purchased Loans Acquired with Deteriorated Credit Quality” (ASC Subtopic 310-30), the Corporation adopted ASC 326 using the prospective transition approach. As allowed by ASC 326, the Corporation elected to maintain pools of loans accounted for under ASC Subtopic 310-30 as “units of accounts,” conceptually treating each pool as a single asset. As of December 31, 2020, such PCD loans consisted of $128.4 million of residential mortgage loans and $2.5 million of commercial mortgage loans acquired by the Corporation as part of previously completed asset acquisitions. These previous transactions include a transaction completed on February 27, 2015, in which FirstBank acquired 10 Puerto Rico branches of Doral Bank, acquired certain assets, including PCD loans, and assumed deposits, through an alliance with Banco Popular of Puerto Rico, which was the successful lead bidder with the FDIC on the failed Doral Bank, as well as other co-bidders, and the acquisition from Doral Financial in the first quarter of 2014 of all of its rights, title and interest in first and second residential mortgage loans in full satisfaction of secured borrowings owed by such entity to FirstBank. As the Corporation elected to maintain pools of units of account for loans previously accounted for under ASC Subtopic 310-30, the Corporation is not able to remove loans from the pools until they are paid off, written off or sold (consistent with the Corporation’s practice prior to adoption of ASC 326), but is required to follow ASC 326 for purposes of the ACL. Regarding interest income recognition for PCD loans that existed at the time of adoption of ASC 326, the prospective transition approach for PCD loans required by ASC 326 was applied at a pool level, which froze the effective interest rate of the pools as of January 1, 2020. According to regulatory guidance, the determination of nonaccrual or accrual status for PCD loans that the Corporation has elected to maintain in previously existing pools pursuant to the policy election right upon adoption of ASC 326 should be made at the pool level, not the individual asset level. In addition, the guidance provides that the Corporation can continue accruing interest and not report the PCD loans as being in nonaccrual status if the following criteria are met: (i) the Corporation can reasonably estimate the timing and amounts of cash flows expected to be collected, and (ii) the Corporation did not acquire the asset primarily for the rewards of ownership of the underlying collateral, such as use of the collateral in operations or improving the collateral for resale. Thus, the Corporation continues to exclude these pools of PCD loans from nonaccrual loan statistics. In accordance with ASC 326, the Corporation did not reassess whether modifications to individual acquired loans accounted for within pools were TDR as of the date of adoption.

Charge-off of Uncollectible Loans - Net charge-offs consist of the unpaid principal balances of loans held for investment that the Corporation determines are uncollectible, net of recovered amounts. The Corporation records charge-offs as a reduction to the ACL and subsequent recoveries of previously charged-off amounts are credited to the ACL. Collateral dependent loans in the construction, commercial mortgage, and commercial and industrial loan portfolios are charged off to their net realizable value (fair value of collateral, less estimated costs to sell) when loans are considered to be uncollectible. Within the consumer loan portfolio, auto loans and finance leases are reserved once they are 120 days delinquent and are charged off to their estimated net realizable value when the collateral deficiency is deemed uncollectible (i.e., when foreclosure/repossession is probable) or when the loan is 365 days past due. In addition, the Corporation’s other closed-end consumer loans are charged off when payments are 120 days in arrears, except small personal loans. Open-end (revolving credit) consumer loans, including credit card loans, and small personal loans are charged off when payments are 180 days in arrears. Residential mortgage loans that are 180 days delinquent are reviewed and charged-off, as needed, to the fair value of the underlying collateral less cost to sell. Generally, all loans may be charged off or written down to the fair value of the collateral prior to the application of the policies described above if a loss-confirming event has occurred. Loss-confirming events include, but are not limited to, bankruptcy (unsecured), continued delinquency, or receipt of an asset valuation indicating a collateral deficiency when the asset is the sole source of repayment.

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

The Corporation removes loans from TDR classification, consistent with applicable authoritative accounting guidance, only when the following two circumstances are met:

• The loan is in compliance with the terms of the restructuring agreement; and

• The loan yields a market interest rate at the time of the restructuring. In other words, the loan was restructured with an interest rate equal to or greater than what the Corporation would have been willing to accept at the time of the restructuring for a new loan with comparable risk.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The CARES Act of 2020 permits financial institutions to suspend requirements under GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and to suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the coronavirus emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. The Corporation has elected to apply this guidance to qualifying loan modifications. As of December 31, 2020, the Corporation’s loan portfolio included 24 commercial loans totaling $244.3 million, or 2% of loans held for investment, that were permanently modified under the provision of Section 4013 of the CARES Act of 2020.

Collateral dependent loans - The Corporation elected the practical expedient allowed by ASC 326 for loans for which it expects repayment to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulties based on the Corporation’s assessment as of the reporting date. Accordingly, when the Corporation determines that foreclosure is probable, expected credit losses on collateral dependent loans are based on the fair value of the collateral at the reporting date, adjusted for undiscounted selling costs as appropriate.

Loans individually evaluated for credit loss determination – The Corporation may evaluate loans individually for purposes of the ACL determination when, based upon current information and events, including consideration of internal credit risk ratings, the Corporation assesses that it is probable that it will be unable to collect all amounts due (including principal and interest) according to the contractual terms of the loan agreement, primarily collateral dependent commercial and construction loans, or loans that have been modified or are reasonably expected to be modified in a TDR (except for credit cards, personal loans and nonaccrual auto loans). The Corporation individually evaluates loans having balances of $500 thousand or more and with the aforementioned conditions in the construction, commercial mortgage, and commercial and industrial loan portfolios. The Corporation also evaluates individually for ACL purposes certain residential mortgage loans and home equity lines of credit with high delinquency levels. Interest income on loans individually evaluated for ACL determination is recognized based on the Corporation’s policy for recognizing interest on accrual and nonaccrual loans.

Allowance for credit losses for loans and finance leases

The ACL for loans and finance leases held for investment is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans. Loans are charged-off against the allowance when management confirms the uncollectibility of a loan balance. Expected recoveries do not exceed the aggregate of amounts previously charged-off.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation estimates the ACL primarily based on a PD/LGD modeled approach, or individually for collateral dependent loans and certain TDR loans. The Corporation evaluates the need for changes to the ACL by portfolio segments and classes of loans within certain of those portfolio segments. Factors such as the credit risk inherent in a portfolio and how the Corporation monitors the related quality, as well as the estimation approach to estimate credit losses, are considered in the determination of such portfolio segments and classes. The Corporation has identified the following portfolio segments and measures the ACL using the following methods:

Residential mortgage – Residential mortgage loans are loans secured by residential real property together with the right to receive the payment of principal and interest on the loan. The majority of the Corporation’s residential loans are first lien closed-end loans secured by 1-4 single-family residential properties. As of December 31, 2020, the Corporation’s outstanding balance of residential mortgages in the Puerto Rico and Virgin Islands regions were fixed-rate loans, while in the Florida region approximately 56% of the residential mortgage loan portfolio consisted of hybrid adjustable rate mortgages. For purposes of the ACL determination, the Corporation stratifies the portfolio by two main regions (i.e., the Puerto Rico/Virgin Islands region and the Florida region) and by the following two classes: (i) government-guaranteed residential mortgage loans, and (ii) conventional mortgage loans. Government-guaranteed loans are those originated to qualified borrowers under the FHA and the VA standards. Originated loans that meet the FHA’s standards qualify for the FHA’s insurance program whereas loans that meet the standards of the VA are guaranteed by such entity. No credit losses are determined for loans insured or guaranteed by the FHA or the VA due to the explicit guarantee of the U.S. federal government. Residential mortgage loans that do not qualify under the FHA or VA programs are referred to as conventional residential mortgage loans.

For conventional residential mortgage loans, the Corporation calculates the ACL using a PD/LGD modeled approach, or individually for collateral dependent loans with high delinquency levels or loans that have been modified or are reasonably expected to be modified in a TDR. The ACL for residential mortgage loans measured using a PD/LGD model is calculated based on the product of PD, LGD, and the amortized cost basis determined for each loan over the remaining expected life of the loan, considering prepayments. PD estimates represent the point-in-time as of which the PD is developed for each residential mortgage loan, updated quarterly based on, among other things, historical payment performance and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, over the expected life of the loans to determine a lifetime term structure PD curve. The Corporation determines LGD estimates based on, among other things, historical charge-off events and recovery payments, loan-to-value attributes, and relevant current and forecasted macroeconomic variables, such as the regional housing price index, to determine a lifetime term structure LGD curve. Under this approach, the Corporation calculates losses for each loan for all future periods using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of the loans, considering prepayments. For loans that have been modified or are reasonably expected to be modified in a TDR and loans previously-charged off to their respective realizable values, the Corporation determines the ACL based on a risk-adjusted discounted cash flow methodology using PDs and LGDs developed as explained above. Under this approach, all future cash flows (interest and principal) for each loan are adjusted by the PDs and LGDs derived from the term structure curves and prepayments and then discounted at the effective interest rate as of the reporting date (or original rate for TDRs) to arrive at the net present value of future cash flows. For these loans, the estimated credit loss amount recorded in a period represents the excess of the carrying amount of the loan, net of any charge-off, over the net present value of cash flows resulting from the model. Residential mortgage loans that are 180 days or more past due are considered collateral dependent loans and are individually reviewed and charged-off, as needed, to the fair value of the collateral less cost to sell.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Commercial mortgage – Commercial mortgage loans are loans secured primarily by commercial real estate properties for which the primary source of repayment comes from rent and lease payments that are generated by an income-producing property. For purposes of the ACL determination, the Corporation stratifies the portfolio by two main regions (i.e., the Puerto Rico/Virgin Islands region and the Florida region). An internal risk rating (i.e., pass, special mention, substandard, doubtful, or loss) is assigned to each loan at the time of origination and monitored on a continuous basis with a formal assessment completed quarterly, at a minimum. For commercial mortgage loans, the Corporation calculates the ACL using a PD/LGD modeled approach, or individually for those loans that meet the definition of collateral dependent loans or loans that have been modified or are reasonably expected to be modified in a TDR. The ACL for commercial mortgage loans measured using a PD/LGD model is calculated based on the product of a cumulative PD and LGD, and the amortized cost basis determined for each loan over the remaining expected life of the loan, considering prepayments. PD estimates represent the point-in-time as of which the PD is developed for each commercial mortgage loan, updated quarterly based on, among other things, the payment performance experience, industry historical loss experience, property type, occupancy, and relevant current and forward-looking macroeconomic variables over the expected life of the loans to determine a lifetime term structure PD curve. The Corporation determines LGD estimates based on historical charge-off events and recovery payments, industry historical loss experience, specific attributes of the loans, such as loan-to-value, debt service coverage ratios, and net operating income, as well as relevant current and forecasted macroeconomic variables expectations, such as commercial real estate price indexes, the gross domestic product (“GDP”), interest rates, and unemployment rates, among others, to determine a lifetime term structure LGD curve. Under this approach, the Corporation calculates losses for each loan for all future periods using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of the loans, considering prepayments. The ACL for collateral dependent loans, including loans modified or reasonably expected to be modified in a TDR, is determined based on the fair value of the collateral at the reporting date, adjusted for undiscounted selling costs as appropriate.

Commercial and Industrial – Commercial and Industrial (“C&I”) loans include both unsecured and secured loans for which the primary source of repayment comes from the ongoing operations and activities conducted by the borrower and not from rental income or the sale or refinancing of any underlying real estate collateral; thus, credit risk is largely dependent on the commercial borrower’s current and expected financial condition. As of December 31, 2020, the C&I loan portfolio consisted of loans granted to large corporate customers as well as middle-market customers across several industries, and the government sector. For purposes of the ACL determination, the Corporation stratifies the C&I loan portfolio by two main regions (i.e., the Puerto Rico/Virgin Islands region and the Florida region). An internal risk rating (i.e., pass, special mention, substandard, doubtful, or loss) is assigned to each loan at the time of origination and monitored on a continuous basis with a formal assessment completed quarterly, at a minimum. For C&I loans, the Corporation calculates the ACL using a PD/LGD modeled approach, or, in some cases, based on a risk-adjusted discounted cash flow method or the fair value of the collateral. The ACL for C&I loans measured using a PD/LGD model is calculated based on the product of a cumulative PD and LGD, and the amortized cost basis determined for each loan over the remaining expected life of the loan, considering prepayments. PD estimates represent the point-in-time as of which the PD is developed for each C&I loan, updated quarterly based on industry historical loss experience, financial performance and market value indicators, and current and forecasted relevant forward-looking macroeconomic variables over the expected life of the loans to determine a lifetime term structure PD curve. The Corporation determines LGD estimates based on historical charge-off events and recovery payments, industry historical loss experience, specific attributes of the loans, such as loan to value, as well as relevant current and forecasted expectations for macroeconomic variables, such as, unemployment rates, interest rates, and market risk factors based on industry performance and the equity market, to determine a lifetime term structure LGD curve. Under this approach, the Corporation calculates losses for each loan for all future periods using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of the loans, considering prepayments. The Corporation determines the ACL for those C&I loans that it has determined, based upon current information and events, that it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms, and for any non-collateral dependent C&I loans that have been modified or are reasonably expected to be modified in a TDR, based on a risk-adjusted discounted cash flow methodology using PDs and LGDs developed as explained above. Under this approach, the Corporation adjusts all future cash flows (interest and principal) for each loan by the PDs and LGDs derived from the term structure curves and prepayments and then discount the adjusted cash flows at the effective interest rate as of the reporting date (original rate for TDRs) to arrive at the net present value of future cash flows and the ACL is calculated as the excess of the amortized cost basis over the net present value of future cash flows. The ACL for collateral dependent C&I loans is determined based on the fair value of the collateral at the reporting date, adjusted for undiscounted selling costs as appropriate.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Construction – As of December 31, 2020, construction loans consisted generally of loans secured by real estate made to finance the construction of industrial, commercial, or residential buildings and included loans to finance land development in preparation for erecting new structures. These loans involve an inherently higher level of risk and sensitivity to market conditions. Demand from prospective tenants or purchasers may erode after construction begins because of a general economic slowdown or otherwise. For purposes of the ACL determination, the Corporation stratifies the construction loan portfolio by two main regions (i.e., the Puerto Rico/Virgin Island region and the Florida region). An internal risk rating (i.e., pass, special mention, substandard, doubtful, or loss) is assigned to each loan at the time of origination and monitored on a continuous basis with a formal assessment completed, at a minimum, on a quarterly basis. For construction loans, the Corporation calculates the ACL using a PD/LGD modeled approach, or individually for those loans that meet the definition of collateral dependent loans or loans that have been modified or are reasonably expected to be modified in a TDR. The ACL for construction loans measured using a PD/LGD model is calculated based on the product of a cumulative PD and LGD, and the amortized cost basis determined for each loan over the remaining expected life of the loan, considering prepayments. PD estimates represent the point-in-time as of which the PD is developed for each construction loan, updated quarterly based on, among other things, historical payment performance experience, industry historical loss experience, underlying type of collateral, and relevant current and forward-looking macroeconomic variables over the remaining expected life of the loans to determine a lifetime term structure PD curve. The Corporation determines LGD estimates based on historical charge-off events and recovery payments, industry historical loss experience, specific attributes of the loans, such as loan-to-value, debt service coverage ratios, and relevant current and forecasted macroeconomic variables, such as unemployment rates, GDP, interest rates, and real estate price indexes, to determine a lifetime term structure LGD curve. Under this approach, the Corporation calculates losses for each loan for all future periods using the PD and LGD loss rates derived from the term structure curves applied to the amortized cost basis of the loans, considering prepayments. The ACL for collateral dependent loans, including loans modified or reasonably expected to be modified in a TDR, is determined based on the fair value of the collateral at the reporting date, adjusted for undiscounted selling costs as appropriate.

Consumer – As of December 31, 2020, consumer loans generally consisted of unsecured and secured loans extended to individuals for household, family, and other personal expenditures, including several classes of products. For purposes of the ACL determination, the Corporation stratifies the portfolio by two main regions (i.e., the Puerto Rico/Virgin Islands region and the Florida region) and by the following five classes: (i) auto loans; (ii) finance leases; (iii) credit cards; (iv) personal loans; and (v) other consumer loans, such as open-end home equity revolving lines of credit and other types of consumer credit lines, among others.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Refer to Note 9 – Allowance for Credit Losses for Loans and Finance Leases, to the consolidated financial statements for additional information about reserve balances for each portfolio, activity during the period, and information about changes in circumstances that caused changes in the ACL for loans and finance leases during the year ended December 31, 2020.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures and Other Assets

The Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Corporation. The ACL on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. As of December 31, 2020, the off-balance sheet credit exposures primarily consisted of unfunded loan commitments and standby letters of credit for commercial and construction loans. The Corporation utilized the PDs and LGDs derived from the above-explained methodologies for the commercial and construction loan portfolios. Under this approach, all future period losses for each loan are calculated using the PD and LGD loss rates derived from the term structure curves applied to the usage given default exposure. The ACL on off-balance sheet credit exposures is included as part of accounts payable and other liabilities in the consolidated statement of financial condition with adjustments included as part of the provision for credit loss expense in the consolidated statements of income.

Refer to Note 9 – Allowance for Credit Losses for Loans and Finance Leases, to the consolidated financial statements for additional information about reserve balances for unfunded loan commitments, activity during the period, and information about changes in circumstances that caused changes in the ACL for off-balance sheet credit exposures during the year ended December 31, 2020.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In certain circumstances, the Corporation transfers loans from/to held for sale or held for investment based on a change in strategy. If such a change in holding strategy is made, significant adjustments to the loans’ carrying values may be necessary. Reclassifications of loans held for investment to held for sale are made at the amortized cost on the date of transfer and establish a new cost basis upon transfer. Write-downs of loans transferred from held for investment to held for sale are recorded as charge-offs at the time of transfer. Subsequent changes in value below amortized cost are reflected in non-interest income in the consolidated statements of income. Reclassifications of loans held for sale to held for investment are made at the amortized cost on the transfer date.

Transfers and servicing of financial assets and extinguishment of liabilities

After a transfer of financial assets in a transaction that qualifies for accounting as a sale, the Corporation derecognizes the financial assets when it has surrendered control, and derecognizes liabilities when they are extinguished.

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

Mortgage servicing rights (“servicing assets” or “MSRs”) retained in a sale or securitization arise from contractual agreements between the Corporation and investors in mortgage securities and mortgage loans. The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. Under these contracts, the Corporation performs loan-servicing functions in exchange for fees and other remuneration. The servicing functions typically include: collecting and remitting loan payments, responding to borrower inquiries, accounting for principal and interest, holding custodial funds for payment of property taxes and insurance premiums, supervising foreclosures and property dispositions, and generally administering the loans. The MSRs, included as part of other assets in the statements of financial condition, entitle the Corporation to servicing fees based on the outstanding principal balance of the mortgage loans and the contractual servicing rate. The servicing fees are credited to income on a monthly basis when collected and recorded as part of mortgage banking activities in the consolidated statements of income. In addition, the Corporation generally receives other remuneration consisting of mortgagor-contracted fees such as late charges and prepayment penalties, which are credited to income when collected.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Once recorded, the Corporation periodically evaluates MSRs for impairment. Impairment occurs when the current fair value of the MSR is less than its carrying value. If an MSR is impaired, the impairment is recognized in current-period earnings and the carrying value of the MSR is adjusted through a valuation allowance. If the value of the MSR subsequently increases, the recovery in value is recognized in current period earnings and the carrying value of the MSR is adjusted through a reduction in the valuation allowance. For purposes of performing the MSR impairment evaluation, the servicing portfolio is stratified on the basis of certain risk characteristics, such as region, terms, and coupons. The Corporation conducts an other-than-temporary impairment (“OTTI”) analysis to evaluate whether a loss in the value of the MSR in a particular stratum, if any, is other than temporary or not. When the recovery of the value is unlikely in the foreseeable future, a write-down of the MSR in the stratum to its estimated recoverable value is charged to the valuation allowance. As of December 31, 2020, the aggregate carrying value of the MSRs amounted to $33.1 million (2019 - $26.8 million).

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

Premises and equipment

Premises and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is provided on the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed over the terms of the leases (i.e., the contractual term plus lease renewals that are reasonably assured) or the estimated useful lives of the improvements, whichever is shorter. Costs of maintenance and repairs that do not improve or extend the life of the respective assets are expensed as incurred. Costs of renewals and betterments are capitalized. When the Corporation sells or disposes of assets, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in earnings as part of other non-interest income in the consolidated statements of income. When the asset is no longer used in operations, and the Corporation intends to sell it, the asset is reclassified to other assets held for sale and is reported at the lower of the carrying amount or fair value less cost to sell.

Leases

The Corporation determines if an arrangement is a lease or contains a lease at inception. Operating and finance lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date or at acquisition date in case of a business combination. As the rates implicit in the Corporation’s operating leases are not readily determinable, the Corporation generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating right-of-use (“ROU”) assets and finance lease assets are generally recognized based on the amount of the initial measurement of the lease liability. The Corporation’s leases are primarily related to operating leases for the Bank’s branches and automated teller machines (“ATMs”). Most of the Corporation’s leases with operating ROU assets have terms of two years to thirty years, some of which include options to extend the leases for up to seven years. The Corporation does not recognize ROU assets and lease liabilities that arise from short-term leases, primarily related to certain month-to-month ATM operating leases. As of December 31, 2020, the Corporation did not have a lease that qualifies as a finance lease. Lease expense is recognized on a straight-line basis over the lease term. The Corporation includes the lease ROU asset and lease liability as part of other assets and accounts payable and other liabilities, respectively, in the consolidated statements of financial condition.

Other real estate owned

OREO, which consists of real estate acquired in settlement of loans, is recorded at fair value minus estimated costs to sell the real estate acquired. Generally, loans have been written down to their net realizable value prior to foreclosure. Any further reduction to their net realizable value is recorded with a charge to the ACL at the time of foreclosure or shortly thereafter. Thereafter, gains or losses resulting from the sale of these properties and losses recognized on the periodic reevaluations of these properties are credited or charged to earnings and are included as part of net loss on OREO and OREO expenses in the consolidated statements of income. The cost of maintaining and operating these properties is expensed as incurred. The Corporation estimates fair values primarily based on appraisals, when available, and periodically reviews and updates the net realizable value.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Business Combinations

The Corporation accounts for acquisitions in accordance with the ASC Topic No. 805, “Business Combination” (“ASC 805”). Under ASC 805, a business combination is defined as a transaction or other event in which an acquirer obtains control of one or more businesses. In addition, under ASC 805, a business is considered to be an integrated set of activities and assets capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. If the net assets acquired meet the definition of a business and the transaction meets the definition of a business combination in ASC 805, the transaction is accounted for using the acquisition method pursuant to ASC 805.

Under the acquisition method, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree are recorded at their estimated fair values as of the date of acquisition. The acquisition date is the date the acquirer obtains control. Goodwill is recognized as the excess of the sum of the consideration transferred, plus the fair value of any non-controlling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. The Corporation has a measurement period, in which it may retrospectively adjust the initially recorded fair values to reflect new information obtained during the measurement period that, if known, would have affected the acquisition date fair value measurements. This measurement period cannot be more than one year after the acquisition date and ends as soon as the acquirer (i) receives the information it had been seeking about facts and circumstances that existed as of the acquisition date or (ii) learns that it cannot obtain further information. The Corporation determined that the aforementioned acquisition of BSPR, completed on September 1, 2020, constituted a business combination as defined by ASC 805. Refer to Note 2 - Business Combination, to the consolidated financial statements for further discussion of the BSPR acquisition and its impact on the Corporation’s financial statements.

Goodwill and other intangible assets

Goodwill - Goodwill represents the cost in excess of the fair value of net assets acquired (including identifiable intangibles) in transactions accounted for as business combinations. The Corporation allocates goodwill to the reporting unit(s) that are expected to benefit from the synergies of the business combination. Once goodwill has been assigned to a reporting unit, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The Corporation tests goodwill for impairment at least annually as of October 1st of each year and more frequently if circumstances exist that indicate a possible reduction in the fair value of a reporting unit below its carrying value. If, after assessing all relevant events or circumstances, the Corporation concludes that it is more-likely-than-not that the fair value of a reporting unit is below its carrying value, then an impairment test is required. Every other year or when deemed necessary by any particular economic or Corporation specific circumstances, the Corporation bypasses the qualitative assessment and proceeds directly to a quantitative analysis. In addition to the goodwill recorded at the Commercial and Corporate, Consumer Retail, and Mortgage Banking reporting units in connection with the acquisition of BSPR in 2020, the Corporation’s goodwill is related to the United States (Florida) reporting unit.

There have been no significant events since the acquisition date related to the reporting units for which the goodwill recorded in connection with the acquisition of BSPR was allocated that could indicate potential goodwill impairment. With respect to the test for impairment of the goodwill of the Florida reporting unit for 2020, the Corporation bypassed the qualitative assessment and performed a quantitative analysis. In determining the fair value of a reporting unit, which is based on the nature of the business and the reporting unit’s current and expected financial performance, the Corporation uses a combination of methods, including market price multiples of comparable companies, as well as a discounted cash flow analysis. The Corporation evaluates the results obtained under each valuation methodology to identify and understand the key value drivers in order to ascertain that the results obtained are reasonable and appropriate under the circumstances.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The computations require management to make estimates and assumptions with regards to the fair value of its reporting unit. Actual values may differ significantly from these estimates. Such differences could result in future impairment of goodwill that would, in turn, negatively impact the Corporation’s results of operations and the profitability of the reporting unit where goodwill is recorded. Key assumptions that are used as part of these evaluations include:

• a selection of comparable publicly traded companies, based on size, performance,

and asset quality;

• a selection of comparable and public acquisition transactions of entities of similar sizes;

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

For purposes of the discounted cash flow analysis, the valuation was based on estimated future cash flows. The financial projections used in the discounted cash flow analysis for the reporting unit were based on the most recent available data. The growth assumptions included in these projections were based on management’s expectations of the reporting unit’s financial prospects as well as particular plans for the entity (i.e., restructuring plans). The cost of equity was estimated using the capital asset pricing model taking into account comparable companies, an equity risk premium, the rate of return of a “riskless” asset, a size premium based on the size of the reporting unit, and a company specific premium. The resulting discount rate was analyzed in terms of reasonability given current market conditions.

The evaluation of goodwill allocated to the Florida reporting unit, under both valuation approaches (market and discounted cash flow), indicated that the fair value of the unit exceeded the carrying amount of the unit, including goodwill, at the evaluation date (October 1).

The Corporation engaged a third-party valuation specialist to assist management in the annual evaluation of the Florida unit’s goodwill as of the October 1, 2020 valuation date. In reaching its conclusion on impairment, management discussed with the specialist the methodologies, assumptions, and results supporting the relevant values for the goodwill and determined that they were reasonable.

Based on the analyses discussed above, the Corporation determined that goodwill was not impaired as of December 31, 2020 or 2019.

Intangible Assets subject to Amortization – The Corporation amortizes core deposit intangibles based on the projected useful lives of the related deposits, generally on a straight-line basis, and reviews these assets periodically for impairment when events or changes in circumstances indicate that the carrying amount may not exceed their fair value. The carrying value of core deposit intangible assets amounted to $35.8 million as of December 31, 2020 ($3.5 million as of December 31, 2019).

In connection with the acquisition of a FirstBank-branded credit card loan portfolio in 2012, the Corporation recognized at acquisition a purchased credit card relationship intangible of $24.5 million ($1.7 million and $3.6 million as of December 31, 2020 and 2019, respectively). In addition, in connection with the acquisition of BSPR in the third quarter of 2020, the Corporation recognized at acquisition a purchased credit card relation intangible of $3.8 million ($3.0 million as of December 31, 2020). Both transactions are being amortized on an accelerated basis based on the estimated attrition rate of the purchased credit card accounts, which reflects the Corporation’s estimate that it will realize the economic benefits of the intangible asset as the revenue stream generated by the cardholder relationship is realized. These benefits are consumed as the revenue stream generated by the cardholder relationship is realized. For further disclosures, refer to Note 14 – Goodwill and other Intangibles, to the consolidated financial statements.

In the first quarter of 2016, FirstBank Insurance Agency acquired certain insurance customer accounts and related customer records and recognized an insurance customer relationship intangible of $1.1 million ($0.3 million and $0.5 million as of December 31, 2020 and 2019, respectively), which the Corporation is amortizing on a straight-line basis. The list of accounts acquired has a direct relationship to previous mortgage loan portfolio acquisitions from Doral Bank and Doral Financial in 2015 and 2014, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For intangible assets subject to amortization, the Corporation recognizes an impairment loss if it determines that the carrying value of the intangible asset is not recoverable and exceeds the fair value. The carrying value of the intangible asset is considered to be not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset. The Corporation performed impairment tests for the years ended December 31, 2020, 2019, and 2018 and determined that intangible assets subject to amortization were not impaired.

Securities purchased and sold under agreements to repurchase

The Corporation accounts for securities purchased under resale agreements and securities sold under repurchase agreements as collateralized financing transactions. Generally, the Corporation records these agreements at the amount at which the securities were purchased or sold. The Corporation monitors the fair value of securities purchased and sold, and obtains collateral from, or returns it to, the counterparties when appropriate. These financing transactions do not create material credit risk given the collateral involved and the related monitoring process. The Corporation sells and acquires securities under agreements to repurchase or resell the same or similar securities. Generally, similar securities are securities from the same issuer, with identical form and type, similar maturity, identical contractual interest rates, similar assets as collateral, and the same aggregate unpaid principal amount. The counterparty to certain agreements may have the right to repledge the collateral by contract or custom. The Corporation presents such assets separately in the consolidated statements of financial condition as securities pledged with creditors’ rights to repledge. Repurchase and resale activities may be transacted under legally enforceable master repurchase agreements that give the Corporation, in the event of default by the counterparty, the right to liquidate securities held and to offset receivables and payables with the same counterparty. The Corporation offsets repurchase and resale transactions with the same counterparty in the consolidated statements of financial condition where it has such a legally enforceable right under a master netting agreement and the transactions have the same maturity date.

From time to time, the Corporation modifies repurchase agreements to take advantage of prevailing interest rates. Following applicable GAAP guidance, if the Corporation determines that the debt under the modified terms is substantially different from the original terms, the modification must be accounted for as an extinguishment of debt. The Corporation considers modified terms to be substantially different if the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. The new debt instrument will be initially recorded at fair value, and that amount will be used to determine the debt extinguishment gain or loss to be recognized through the consolidated statements of income and the effective rate of the new instrument. If the Corporation determines that the debt under the modified terms is not substantially different, then the new effective interest rate is determined based on the carrying amount of the original debt instrument. The Corporation has determined that none of the repurchase agreements modified in the past were substantially different from the original terms, and, therefore, these modifications were not accounted for as extinguishments of debt.

Rewards liability

The Corporation offers products, primarily credit cards, that offer various rewards to reward program members, such as airline tickets, cash, or merchandise, based on account activity. The Corporation generally recognizes the cost of rewards as part of business promotion expenses when the rewards are earned by the customer and, at that time, records the corresponding reward liability. The Corporation determines the reward liability based on points earned to date that the Corporation expects to be redeemed and the average cost per point redemption. The reward liability is reduced as points are redeemed. In estimating the reward liability, the Corporation considers historical reward redemption behavior, the terms of the current reward program, and the card purchase activity. The reward liability is sensitive to changes in the reward redemption type and redemption rate, which is based on the expectation that the vast majority of all points earned will eventually be redeemed. The reward liability, which is included in other liabilities in the consolidated statements of financial condition, totaled $7.5 million and $7.1 million as of December 31, 2020 and 2019, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Income taxes

The Corporation uses the asset and liability method for the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation’s financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rates applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that is more likely than not to be realized. In making such assessment, significant weight is given to evidence that can be objectively verified, including both positive and negative evidence. The authoritative guidance for accounting for income taxes requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, tax planning strategies and future taxable income, exclusive of the impact of the reversal of temporary differences and carryforwards. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions considering statutory, judicial, and regulatory guidance. Refer to Note 27 – Income Taxes, to the consolidated financial statements, for additional information.

Under the authoritative accounting guidance, income tax benefits are recognized and measured based on a two-step analysis: 1) a tax position must be more likely than not to be sustained based solely on its technical merits in order to be recognized; and 2) the benefit is measured at the largest dollar amount of that position that is more likely than not to be sustained upon settlement. The difference between a benefit not recognized in accordance with this analysis and the tax benefit claimed on a tax return is referred to as an Unrecognized Tax Benefit (“UTB”). The Corporation classifies interest and penalties, if any, related to UTBs as components of income tax expense. As of December 31, 2020, the Corporation had UTBs in an aggregate amount of $1.0 million that it acquired from BSPR, which, if recognized, would decrease the effective income tax rate in future period.

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

On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of the then-effective Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based and non-equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, other stock-based awards and cash-based awards. The compensation cost for an award, determined based on the estimate of the fair value at the grant date (considering forfeitures and any post-vesting restrictions), is recognized over the period during which an employee or director is required to provide services in exchange for an award, which is the vesting period.

Stock-based compensation accounting guidance requires the Corporation to reverse compensation expense for any awards that are forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-based compensation, as the effect of adjusting the rate for all expense amortization is recognized in the period in which the forfeiture estimate changes. If the actual forfeiture rate is higher than the estimated forfeiture rate, an adjustment is made to increase the estimated forfeiture rate, which will result in a decrease in the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, an adjustment is made to decrease the estimated forfeiture rate, which will result in an increase in the expense recognized in the financial statements. For additional information regarding the Corporation’s equity-based compensation and awards granted, refer to Note 22 – Stock-Based Compensation, to the consolidated financial statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Comprehensive income

Comprehensive income for First BanCorp. includes net income, as well as change in unrealized gain (loss) on available-for-sale securities and change in unrecognized pension and post retirement costs, net of estimated tax effects.

Pension and Postretirement Benefit Obligations

The Corporation maintains two frozen qualified noncontributory defined benefit pension plans (the “Pension Plans”) (including a complementary post-retirements benefits plan covering medical benefits and life insurance after retirement) that it assumed in the BSPR acquisition.

Pension costs are computed on the basis of accepted actuarial methods and are charged to current operations. Net pension costs are based on various actuarial assumptions regarding future experience under the plan, which include costs for services rendered during the period, interest costs and return on plan assets, as well as deferral and amortization of certain items such as actuarial gains or losses.

The funding policy is to contribute to the plan, as necessary, to provide for services to date and for those expected to be earned in the future. To the extent that these requirements are fully covered by assets in the plan, a contribution may not be made in a particular year.

The cost of postretirement benefits, which is determined based on actuarial assumptions and estimates of the costs of providing these benefits in the future, is accrued during the years that the employee renders the required service.

The guidance for compensation retirement benefits of ASC Topic 715, “Retirement Benefits,” requires the recognition of the funded status of each defined pension benefit plan, retiree health care plan and other postretirement benefit plans on the statement of financial condition.

Segment information

The Corporation reports financial and descriptive information about its reportable segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Corporation’s management determined that the segregation that best fulfills the segment definition described above is by lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2020, the Corporation had the following six operating segments that are all reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Refer to Note 36 – Segment Information, to the consolidated financial statements, for additional information.

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

Under the fair value accounting guidance, an entity has the irrevocable option to elect, on a contract-by-contract basis, to measure certain financial assets and liabilities at fair value at the inception of the contract and, thereafter, to reflect any changes in fair value in current earnings. The Corporation did not make any fair value option election as of December 31, 2020 or 2019. See Note 30 – Fair Value, to the consolidated financial statements, for additional information.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Revenue from contract with customers

Refer to Note 31 – Revenue from contracts with customers, for a detailed description of the Corporation’s policies on the recognition and presentation of revenues from contracts with customers, including the income recognition for the insurance agency commissions’ revenue.

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

Accounting Standards Adopted in 2020

Accounting for Financial Instruments – Credit Losses

On January 1, 2020, the Corporation adopted ASC 326, which replaces the incurred loss methodology with a current expected credit loss methodology (“CECL”) to estimate the ACL for the remaining estimated life of certain financial assets. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans held for investment and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (e.g., unfunded loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that management does not intend to sell or believes that it is more likely than not that the Corporation will not be required to sell such securities.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table illustrates the transition adjustment impact of ASC 326:

(In thousands)	January 1, 2020
	ACL Under ASC 326	Pre-ASC 326	Impact of ASC 326
	Adoption Date	Adoption	Adoption

Assets:
ACL on debt securities held to maturity	$8,134	$-	$8,134

ACL on loans and finance leases
Residential mortgage loans	$94,643	$44,806	$49,837
Commercial mortgage loans	19,888	39,194	(19,306)
C&I loans	29,929	15,198	14,731
Construction loans	3,167	2,370	797
Consumer loans	88,677	53,571	35,106
Total ACL on loans and finance leases	$236,304	$155,139	$81,165

Liabilities:
ACL on off-balance sheet credit exposure	$3,922	$-	$3,922

Pre-tax effect in beginning retained earnings	$248,360	$155,139	$93,221

Balance sheet reclassification (1)			434

Tax effect			(31,333)

After-tax effect in beginning retained earnings			$62,322

(1) Reflects the effect of the release of the excess of the previously-established ACL for PCD loans over the ACL determined for such loans following the CECL methodology, which resulted in a corresponding decrease to loans.

The Corporation adopted ASC 326 using the prospective transition approach for debt securities for which OTTI had been recognized prior to January 1, 2020, such as available-for-sale private label MBS. As a result, the amortized cost basis for such debt securities remained the same before and after the effective date of ASC 326. The effective interest rate on these debt securities was not changed. Amounts previously recognized in OCI as of January 1, 2020 relating to improvements in cash flows expected to be collected are accreted into income over the remaining life of the asset. Recoveries of amounts previously written off relating to improvements in cash flows after January 1, 2020 are recorded in earnings when received.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Subsequent Measurement of Goodwill

In January 2017, the FASB updated the Codification to simplify the subsequent measurement of goodwill by eliminating Step 2 from the two-step goodwill impairment test. Step 1 involves a comparison of the estimated fair value of the reporting unit to its carrying value, including goodwill. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value exceeds the estimated fair value, there is an indication of potential impairment and a second step is required to measure the amount of the impairment. Step 2, when necessary, calculates an implied fair value of the goodwill impairment for each reporting unit for which Step 1 indicated a potential impairment. The 2017 guidance provides that a goodwill impairment test must be conducted by comparing the estimated fair value of a reporting unit with its carrying amount. Entities must recognize an impairment charge for goodwill that is equal to the excess of the carrying amount over the reporting unit’s fair value. Entities have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment is necessary. This guidance took effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This guidance does not currently have an impact on the Corporation’s financial statements; however, if subsequent to adoption, the carrying value of a reporting unit exceeds its respective fair values, the Corporation would be required to recognize an impairment charge for the amount that the carrying value exceeds the fair value. In 2020, the Corporation bypassed the qualitative assessment and performed a quantitative analysis to test the goodwill of the Florida reporting unit for impairment. The Corporation determined that goodwill was not impaired as of December 31, 2020 based on the results of the test conducted as of October 1, 2020.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Reference Rate Reform

In March 2020, the FASB issued new accounting guidance related to the effects of the reference rate reform on financial reporting (“ASC Topic 848”). The guidance provides optional expedients and exceptions to applying GAAP to contract modifications that replace an interest rate impacted by reference rate reform (e.g., LIBOR) with a new alternative reference rate. The guidance is applicable to investment securities, receivables, loans, debt, leases, derivatives and hedge accounting elections and other contractual arrangements. In January 2021, the FASB issued an update which refines the scope of ASC Topic 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate reform activities. The update permits entities to elect certain optional expedients and exceptions when accounting for derivative contracts and certain hedging relationships affected by changes in the interest rates used for discounting cash flows, for computing variation margin settlements, and for calculating price alignment interest in connection with reference rate reform activities under way in global financial markets. The guidance, may be adopted on any date on or after March 12, 2020. However, the relief is temporary and generally cannot be applied to contract modifications that occur after December 31, 2022 or hedging relationships entered into or evaluated after that date. As of the date hereof, the Corporation has not made any contract modification in connection with the reference rate reform.

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

Accounting for Equity Securities and Certain Derivatives

In January 2020, the FASB issued new guidance to clarify the accounting for equity securities under ASC Topic 321, “Investments – Equity Securities” (“ASC 321”); investments accounted for under the equity method of accounting in ASC Topic 323, “Investments – Equity Method and Joint Ventures”; and the accounting for certain forward contracts and purchased options accounted for under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The guidance clarifies that an entity should consider observable transactions that result in either applying or discontinuing the equity method of accounting for the purpose of applying the measurement alternative provided by ASC 321, which allows certain equity securities without a readily determinable fair value to be measured at cost, less any impairment. When an entity accounts for an investment in equity securities under the measurement alternative and is required to transition to the equity method of accounting because of an observable transaction, it should remeasure the investment at fair value immediately before applying the equity method of accounting. Likewise, when an entity accounts for an investment in equity securities under the equity method of accounting and is required to transition to ASC 321 because of an observable transaction, it should remeasure the investment at fair value immediately after discontinuing the equity method of accounting. These amendments align the accounting for equity securities under the measurement alternative with that of other equity securities accounted for under ASC 321, reducing diversity in accounting outcomes. The guidance also clarifies that, when determining the accounting for nonderivative forward contracts and purchased options, an entity should not consider whether the underlying securities would be accounted for under the equity method or fair value option upon settlement or exercise. These instruments will not fail to meet the scope of ASC 815-10 solely because the securities would be accounted for under the equity method upon settlement of the contract or exercise of the option. For public business entities, the standard is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. The Corporation does not expect that the adoption of this standard will have an effect on its consolidated financial statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 2 – BUSINESS COMBINATION

Effective as of September 1, 2020, the Corporation completed its previously announced acquisition of BSPR pursuant to the Stock Purchase Agreement. The transaction was structured as an all-cash acquisition of all of the issued and outstanding common stock of Santander Bancorp, a financial holding company that offered a full range of financial services through its banking subsidiary BSPR, a corporation incorporated under the laws of the Commonwealth of Puerto Rico and the sole shareholder of Santander Insurance Agency, Inc. The preliminary consideration for the acquisition amounted to approximately (i) $387.8 million for 117.5% of BSPR’s core tangible common equity, comprised of a $57.8 million premium on $330 million of core tangible common equity, plus (ii) $892.2 million for BSPR’s excess capital (paid at par), which represents the estimated closing payment pursuant to the terms of the Stock Purchase Agreement.

As part of the conditions to close, Santander Holdings USA, Inc., Santander Bancorp’s parent, agreed to sell or otherwise transfer to Santander Holdings USA, Inc., any of its affiliates or any other third party (other than BSPR) (i) all non-performing assets (along with all collateral and rights to collection related thereto) of BSPR (the “Non-Performing Assets Transfer”), and (ii) Santander Asset Management, LLC, a limited liability company organized under the laws of the Commonwealth of Puerto Rico and a direct wholly-owned subsidiary of Santander Bancorp.

The acquisition of BSPR expands the Corporation’s presence in Puerto Rico, increases its operational scale and strengthens its competitiveness in consumer, commercial, business banking, and residential lending. The acquisition also allowed the Corporation to increase its deposit base at a lower cost, which enhances FirstBank’s funding and risk profile.

The Corporation accounted for the acquisition as a business combination in accordance with ASC 805. Accordingly, the Corporation recorded the assets and liabilities assumed, as of the date of the acquisition, at their respective fair values and allocated to goodwill the excess of the merger consideration over the fair value of the net assets acquired. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the acquired assets and liabilities are subject to adjustment for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Since the acquisition, the Corporation has made a net adjustment to goodwill of approximately $4.2 million, primarily related to post-closing purchase price adjustments to account for differences between BSPR’s actual excess capital at closing date compared to the BSPR’s excess capital amount used for the preliminary closing statement at acquisition date, and may in the future make further adjustments to goodwill.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the preliminary consideration and estimated fair values of assets acquired and liabilities assumed from BSPR as of September 1, 2020 under the acquisition method of accounting:

	Fair Value as Originally	Measurement Period	Fair Value as
(In thousands)	Recorded	Adjustments	Remeasured
Total purchase price consideration	$1,277,626	$2,798	$1,280,424
Fair value of assets acquired:
Cash and cash equivalents	$1,684,252	$-	$1,684,252
Investment securities	1,167,225	-	1,167,225
Residential mortgage loans	807,637	(216)	807,421
Commercial mortgage loans	740,919	-	740,919
Commercial and Industrial loans	752,154	-	752,154
Consumer loans	214,206	-	214,206
Loans, net	2,514,916	(216)	2,514,700
Premises and equipment, net	12,499	-	12,499
Intangible assets	39,232	-	39,232
Other assets	144,008	(352)	143,656
Total assets and identifiable
intangible assets acquired	5,562,132	(568)	5,561,564

Fair value of liabilities assumed:
Deposits	$4,194,940	$-	$4,194,940
Other liabilities	95,869	865	96,734
Total liabilities assumed	4,290,809	865	4,291,674
Fair value of net assets and identifiable
intangible assets acquired	1,271,323	(1,433)	1,269,890
Goodwill	$6,303	$4,231	$10,534

The application of the acquisition method of accounting resulted in goodwill of $10.5 million, a core deposit intangible of $35.4 million, and purchased credit card relationships of $3.8 million, which are included in the Corporation’s consolidated statement of financial condition. Goodwill recognized in this transaction is not deductible for income tax purposes. Refer to Note 14 – Goodwill, to the consolidated financial statements, for additional information about goodwill and other intangibles recognized as part of the transaction.

As of December 31, 2020, the purchase price remains subject to final adjustments as certain estimates related to the acquired loan portfolio, intangible assets, and certain other assets and liabilities are subject to continuing refinement. The Corporation continues to review information relating to events or circumstances existing as of the acquisition date and expects to finalize its analysis of the acquired assets and assumed liabilities over the next few months. Management anticipates that this review could result in adjustments to the acquisition date valuation amounts presented herein but does not anticipate that these adjustments, if any, would be material.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

Investment securities available for sale and held to maturity - The fair values of securities available for sale were based on observable inputs obtained from market transactions in similar securities. The fair value of held to maturity securities acquired in the BSPR acquisition, consisting of Puerto Rico municipal bonds, was determined based on the discounted cash flow method used for the valuation of loans described below. These held to maturity securities were identified as PCD debt securities at acquisition and had a fair value of $55.5 million and a contractual balance of $67.1 million as of the acquisition date. The Corporation established an initial ACL for PCD debt securities of $1.3 million, which represents the discount embedded in the purchase price that is attributable to credit losses, through an adjustment to the acquired debt securities amortized cost and the ACL.

Loans – The Corporation calculated the fair value of loans acquired in the BSPR acquisition using an income approach. Under this approach, fair value is measured by the present value of the net economic benefits to be received over the life of the loan. The fair value was estimated based on a discounted cash flow method under which the present value of the contractual cash flows was calculated based on certain valuation assumptions such as default rates, loss severity, and prepayment rates, consistent with the Corporation’s CECL methodology, and discounted using a market rate of return that accounts for both the time value of money and investment risk factors. The discount rate utilized to analyze fair value considered the cost of funds rate, capital charge, servicing costs, and liquidity premium, mostly based on industry standards. The Corporation segmented the loan portfolio into two groups: non-PCD loans and PCD loans. Then loans within each group were pooled based on similar characteristics, such as loan type (i.e., residential mortgage, commercial and industrial, and consumer loans), credit scores, loan-to-value, fixed or adjustable interest rates, and credit risk ratings. The Corporation valued commercial mortgage loans at the loan level. Non-PCD loans and PCD loans had a fair value of $1.8 billion and $752.8 million, respectively, as of the acquisition date and a contractual balance of $1.8 billion and $786.0 million, respectively, as of the same date. In accordance with U.S. GAAP, there was no carryover of the ACL that had been previously recorded by BSPR. The Corporation recorded an initial ACL of $38.9 million for non-PCD loans (including unfunded commitments) through an increase to the provision for credit losses. The Corporation established an initial ACL for PCD loans of $28.7 million through an adjustment to the acquired loan balance and the ACL.

Core deposit intangible (“CDI”) - The Corporation determined the CDI on non-maturing deposits by evaluating the underlying characteristics of the deposit relationships, including customer attrition, deposit interest rates and maintenance costs, and costs of alternative funding using the discounted cash flow approach. Under this method, the value of the core deposit intangible was measured by the present value of the difference, or spread, between the ongoing cost of the acquired deposit base and the cost of the next best alternative source of funding, to be amortized using a straight-line method over a weighted average useful life of 5.7years.

Purchased credit card receivable intangible (“PCCR”) – PCCR is the value of credit card client relationships that were acquired in the business combination. The Corporation computed the fair value using a multi-period cash flow model, which it discounted using an appropriate risk-adjusted discount rate. This measure of fair value requires considerable judgments about future events, including customer retention and attrition estimates. The fair value is amortized using an accelerated method over a useful life of 3 years.

Deposits - The fair values used for non-maturity deposits such as demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. In determining the fair value of certificates of deposit, the cash flows of the contractual interest payments during the specific period of the certificates of deposit and scheduled principal payout were discounted to present value at market-based interest rates. The fair value is amortized over a weighted average useful life of 1.2 years based on the maturity buckets for the time deposits established in the valuation determination.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Pro Forma Financial Information

The following table presents the unaudited combined pro forma results as if the acquisition of BSPR had been completed on January 1, 2019 and includes the impact of amortizing and accreting certain estimated purchase accounting adjustments, such as for intangible assets, as well as the impact of fair value adjustments to loans and deposits. In addition, the initial ACL for non-PCD loans acquired from BSPR of approximately $38.9 million recorded in the year ended December 31, 2020 was eliminated as a pro forma adjustment to the net income in 2020 given the pro forma assumes the acquisition occurred on January 1, 2019, where the recognition of the adjustment related to the adoption of CECL on January 1, 2020 would have been recorded as a cumulative effect adjustment to retained earnings rather-than in earnings for the year ended December 31, 2020. These estimates are subject to change under the one-year remeasurement period. The pro forma information does not necessarily indicate the financial results of the combined companies had the companies actually been combined at the beginning of the period presented or the results that may be achieved in the future. The unaudited pro forma information also does not consider any potential impacts of potential revenue enhancements, anticipated cost savings and expense efficiencies, or asset dispositions, among other factors.

	Unaudited Pro Forma Results
	Year Ended	Year Ended
	December 31,	December 31,
(In thousands)	2020	2019
Net interest income	$722,556	$789,938
Non-interest income	132,180	129,303
Net income	183,972	213,311

Pro-forma earnings for the year ended December 31, 2020 were adjusted to exclude the $26.5 million and $2.0 million of merger and restructuring costs incurred by the Corporation and BSPR, respectively, in 2020. Pro-forma earnings for the year ended December 31, 2019 were adjusted to include these costs.

Disclosure of the amount of revenue and net income of BSPR since the effective date of the acquisition included in the Corporation’s consolidated statements of income is impracticable due to the integration of operations and accounting for mergers and acquisitions.

Merger and Restructuring Costs

Upon completion of the acquisition, the Corporation began to integrate BSPR’s operations into FirstBank’s operations. Over the next several months, the Corporation expects to refine the integration process, which the Corporation expects to complete during the second and third quarters of 2021. Management is still in the process of assessing personnel, technology systems, service contracts and other key factors to determine the most beneficial structure for the combined company. Certain decisions arising from these assessments may involve changes in information systems, cancellations of existing contracts and other actions. To the extent there are costs associated with these actions, the costs will be recognized based on the nature and timing of these integration actions. Most acquisition and restructuring costs are expensed, as incurred. The Corporation recognized cumulative acquisition expenses of $37.9 million through December 31, 2020, of which $26.5 million and $11.4 million were incurred during the years ended December 31, 2020 and 2019, respectively. Acquisition expenses were included in merger and restructuring costs in the consolidated statements of income, and consisted primarily of legal fees, severance and personnel-related costs, valuation services, systems conversion, and other integration efforts.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 3 – RESTRICTIONS ON CASH AND DUE FROM BANKS

The Corporation’s bank subsidiary, FirstBank, is required by law to maintain minimum average weekly reserve balances to cover demand deposits. The amount of those minimum average weekly reserve balances for the period that ended December 31, 2020 was $883.8 million (2019 - $422.1 million). As of December 31, 2020 and 2019, the Bank complied with the requirement. Cash and due from banks as well as other highly liquid securities are used to cover the required average reserve balances.

As of December 31, 2020, and as required by the Puerto Rico International Banking Law, the Corporation maintained $300,000 in time deposits, which were considered restricted assets related to FirstBank Overseas Corporation, an international banking entity that is a subsidiary of FirstBank.

NOTE 4 – MONEY MARKET INVESTMENTS

Money market investments are composed of time deposits, overnight deposits with other financial institutions, and other short-term investments with original maturities of three months or less.

Money market investments as of December 31, 2020 and 2019 were as follows:

	2020	2019
(Dollars in thousands)
Time deposits with other financial institutions (1) (2)	$300	$300
Overnight deposits with other financial institutions (3)	59,091	96,228
Other short-term investments (4)	1,181	1,180
	$60,572	$97,708

(1)Consists of restricted time deposits required by the Puerto Rico International Banking Law.

(2)Weighted-average interest rate of 0.45% and 1.00% as of December 31, 2020 and 2019, respectively.

(3)Weighted-average interest rate of 0.15% and 1.63% as of December 31, 2020 and 2019, respectively.

(4)Weighted-average interest rate of 0.11% as of each December 31, 2020 and 2019.

As of December 31, 2020 and 2019, the Corporation had no money market investments pledged as collateral.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses recorded in OCI, ACL, estimated fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of December 31, 2020 were as follows:

	December 31, 2020
	Amortized cost	Gross		ACL	Fair value
		Unrealized				Weighted-
		Gains	Losses			average yield%
(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,498	$9	$-	$-	$7,507	1.65

U.S. government-sponsored
agencies' obligations:
Due within one year	24,413	273	-	-	24,686	1.95
After 1 to 5 years	691,668	911	290	-	692,289	0.57
After 5 to 10 years	441,454	821	347	-	441,928	0.83
After 10 years	21,413	-	149	-	21,264	0.65

Puerto Rico government obligations:
After 10 years (1)	3,987	-	780	308	2,899	6.97

United States and Puerto Rico
government obligations	1,190,433	2,014	1,566	308	1,190,573	0.72

MBS:
FHLMC certificates:
After 1 to 5 years	75	8	-	-	83	4.86
After 5 to 10 years	60,773	2,850	-	-	63,623	2.15
After 10 years	1,070,984	15,340	159	-	1,086,165	1.38
	1,131,832	18,198	159	-	1,149,871	1.42
GNMA certificates:
Due within one year	1	-	-	-	1	1.93
After 1 to 5 years	26,918	1,080	-	-	27,998	2.91
After 5 to 10 years	40,727	128	69	-	40,786	0.42
After 10 years	614,584	16,271	148	-	630,707	1.27
	682,230	17,479	217	-	699,492	1.29
FNMA certificates:
After 1 to 5 years	24,812	891	-	-	25,703	2.81
After 5 to 10 years	110,832	5,783	-	-	116,615	2.13
After 10 years	1,154,707	23,459	203	-	1,177,963	1.53
	1,290,351	30,133	203	-	1,320,281	1.61
Collateralized mortgage obligations
issued or guaranteed by the FHLMC
FNMA and GNMA:
After 1 to 5 years	538	-	1	-	537	0.81
After 5 to 10 years	18,438	152	-	-	18,590	0.80
After 10 years	258,069	1,019	491	-	258,597	1.56
	277,045	1,171	492	-	277,724	1.51
Private label:
After 10 years	12,310	-	2,880	1,002	8,428	2.25

Total MBS	3,393,768	66,981	3,951	1,002	3,455,796	1.47

Other
After 1 to 5 years	650	-	-	-	650	2.94

Total investment securities
available for sale	$4,584,851	$68,995	$5,517	$1,310	$4,647,019	1.28

(1)Consists of a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010.

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

(1)Consists of a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010.

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

The aggregate amortized cost and approximate market value of investment securities available for sale as of December 31, 2020 by contractual maturity are shown below:

	Amortized Cost	Fair Value
(Dollars in thousands)

United States and Puerto Rico government obligations, and
other debt securities:
Within 1 year	$31,911	$32,193
After 1 to 5 years	692,318	692,939
After 5 to 10 years	441,454	441,928
After 10 years	25,400	24,163
	1,191,083	1,191,223
MBS and collateralized mortgage obligations (1)	3,393,768	3,455,796
Total investment securities available for sale	$4,584,851	$4,647,019

(1) The expected maturities of MBS and collateralized mortgage obligations may differ from their contractual maturities because they may be subject to prepayments.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables show the Corporation’s available-for-sale investment securities fair value and gross unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2020 and December 31, 2019. The tables also include debt securities for which an ACL was recorded as of December 31, 2020 or a credit loss was charged against the amortized cost basis of the debt security prior to the adoption of ASC 326 on January 1, 2020.

	As of December 31, 2020
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,899	$780	$2,899	$780
U.S. Treasury and U.S. government
agencies’ obligations	425,155	621	23,377	165	448,532	786
MBS:
FNMA	93,509	203	-	-	93,509	203
FHLMC	89,292	159	-	-	89,292	159
GNMA	70,504	217	-	-	70,504	217
Collateralized mortgage obligations
issued or guaranteed by the FHLMC,
FNMA and GNMA	104,500	410	9,761	82	114,261	492
Private label MBS	-	-	8,428	2,880	8,428	2,880
	$782,960	$1,610	$44,465	$3,907	$827,425	$5,517

	As of December 31, 2019
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,974	$1,192	$2,974	$1,192
U.S. Treasury and U.S. government
agencies’ obligations	45,073	172	99,764	252	144,837	424
MBS:
FNMA	58,668	499	173,708	1,353	232,376	1,852
FHLMC	74,134	270	63,864	716	137,998	986
GNMA	79,145	472	7,203	28	86,348	500
Collateralized mortgage obligations
issued or guaranteed by the FHLMC,
FNMA and GNMA	21,873	221	-	-	21,873	221
Private label MBS	-	-	11,116	4,881	11,116	4,881
	$278,893	$1,634	$358,629	$8,422	$637,522	$10,056

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

During 2020, proceeds from sales of available-for-sale investment securities amounted to $1.2 billion, including gross realized gains of $13.3 million and gross realized losses of $0.1 million. The $13.2 million net gain was realized on tax-exempt securities or was realized at the tax-exempt international banking entity subsidiary, which had no effect on the income tax expense recorded during the year ended December 31, 2020. There were no sales of securities available for sale during 2019. During 2018, total proceeds from the sale of available-for-sale investment securities amounted to $47.8 million. For the year ended December 31, 2018, the Corporation recorded a loss of approximately $59 thousand on the sale of U.S. agencies MBS and a gain of approximately $22 thousand on the sale of the U.S. agency callable debt securities.

Assessment for Credit Losses

Debt securities issued by U.S. government agencies, U.S. GSEs, and the U.S. Treasury, including notes and MBS, accounted for approximately 99% of the total available-for-sale portfolio as of December 31, 2020, and the Corporation expects no credit losses, given the explicit and implicit guarantees provided by the U.S. federal government. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Corporation does not have the intent to sell these U.S. government and agencies debt securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider impairments on these securities to be credit related as of December 31, 2020. The Corporation’s credit loss assessment was concentrated mainly on private label MBS, and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss existed and the period over which the debt security was expected to recover:

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

The Corporation’s available-for-sale MBS portfolio included private label MBS with a fair value of $8.4 million, which had unrealized losses of approximately $3.9 million as of December 31, 2020 of which $1.0 million is due to credit deterioration and was charged against earnings through an ACL. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon on the underlying collateral. The underlying collateral are fixed-rate, single-family residential mortgage loans in the United States with original FICO scores over 700 and moderate loan-to-value ratios (under 80%), as well as moderate delinquency levels. As of December 31, 2020, the Corporation did not have the intent to sell these securities and determined that it was likely that it will not be required to sell the securities before anticipated recovery. The Corporation determined the ACL for private label MBS based on a risk-adjusted discounted cash flow methodology that considers the structure and terms of the instruments. The Corporation utilized PDs and LGDs that consider, among other things, historical payment performance, loan-to value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates and the housing price index. Under this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs derived from the above-described methodology, were discounted at the effective interest rate as of the reporting date. Significant assumptions in the valuation of the private label MBS were as follows:

	As of			As of
	December 31, 2020			December 31, 2019
	Weighted	Range		Weighted	Range
	Average	Minimum	Maximum	Average	Minimum	Maximum

Discount rate	12.2%	12.2%	12.2%	13.7%	13.7%	13.7%
Prepayment rate	12.1%	1.2%	18.8%	7.9%	6.8%	10.3%
Projected Cumulative Loss Rate	10.2%	2.6%	22.3%	2.8%	0.0%	7.4%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation evaluates if a credit loss exists, primarily by monitoring adverse variances in the present value of expected cash flows. As of December 31, 2020, the ACL for these private label MBS was $1.0 million, consisting of a $1.3 million provision recorded in 2020 and charge-offs amounting to $0.3 million taken against the reserve in the second half of 2020. The ACL established was based on a decline in the present value of expected cash flows taking into consideration the effect of forecasted economic conditions affected by the COVID-19 pandemic.

As of December 31, 2020, the Corporation’s available-for-sale investment securities portfolio also included a residential pass-through MBS issued by the PRHFA, collateralized by certain second mortgages, with a fair value of $2.9 million, which had an unrealized loss of approximately $1.1 million. Approximately $0.3 million of the unrealized losses was due to credit deterioration and was charged against the provision for credit losses. The underlying second mortgage loans were originated under a program launched by the Puerto Rico government in 2010. This residential pass-through MBS was structured as a zero-coupon bond for the first ten years (up to July 2019). The underlying source of payment on this residential pass-through MBS is second mortgage loans in Puerto Rico. PRHFA, not the Puerto Rico government, provides a guarantee in the event of default and subsequent foreclosure of the properties underlying the second mortgage loans. Based on the quarterly analysis performed, in the second quarter of 2020, the Corporation recorded charges to the provision for credit losses of $0.3 million for this residential pass-through MBS. The Corporation determined the ACL on this instrument based on a risk-adjusted discounted cash flow methodology that considered the structure and terms of the underlying collateral. The Corporation utilized PDs and LGDs that considered, among other things, historical payment performance, loan-to value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, the housing price index and expected recovery from the PRHFA guarantee. Under this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs derived from the above-described methodology, were discounted at the internal rate of return as of the reporting date and compared to the amortized cost. In the event that the second mortgage loans default and the collateral is insufficient to satisfy the outstanding balance of this residential pass-through MBS, PRHFA’s ability to honor its insurance will depend on, among other factors, the financial condition of PRHFA at the time such obligation becomes due and payable. Further deterioration of the Puerto Rico economy or fiscal health of the PRHFA could impact the value of these securities, resulting in additional losses to the Corporation. As of December 31, 2020, the Corporation did not have the intent to sell this security and determined that it was likely that it will not be required to sell the security before its anticipated recovery.

The following table presents a rollforward by major security type for the year ended December 31, 2020 of the ACL on debt securities available-for-sale:

	Year Ended December 31, 2020
	Private label MBS	Puerto Rico Government Obligations	Total

(In thousands)
Beginning Balance	$-	$-	$-
Additions for securities for which no previous expected credit
losses were recognized (provision for credit losses)	-	308	308
Addition for securities for which previous expected credit losses
were recognized (provision for credit losses)	1,333	-	1,333
Net charge-offs	(331)	-	(331)
ACL on debt securities available-for-sale	$1,002	$308	$1,310

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

During the years ended December 31, 2019 and 2018, the Corporation recorded OTTI losses on available-for-sale debt securities as follows:

	2019	2018
(In thousands)
Total OTTI losses	$(557)	$-
Portion of OTTI recognized in OCI	60	(50)
Net impairment losses recognized in earnings (1)	$(497)	$(50)

(1)Prior to the adoption of CECL on January 1, 2020, credit-related impairment recognized in earnings was reported as part of net gain (loss) on investment securities in the consolidated statements of income rather than as a provision for credit losses.

The following table states the names of issuers, and the aggregate amortized cost and market value of the securities of such issuers, when the aggregate amortized cost of such securities exceeds 10% of the Corporation’s stockholders’ equity. This information excludes securities of the U.S. and Puerto Rico governments. Investments in obligations issued by a state of the U.S. and its political subdivisions and agencies that are payable and secured by the same source of revenue or taxing authority, other than the U.S. government, are considered securities of a single issuer and include debt securities and MBS.

	As of		As of
	December 31, 2020		December 31, 2019
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value
(In thousands)
FHLMC	$1,502,614	$1,520,819	$509,769	$513,249
GNMA	850,384	868,070	370,511	377,872
FNMA	1,662,145	1,692,172	915,704	924,663

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Investments Held to Maturity

The amortized cost, gross unrecognized gains and losses, estimated fair value, ACL, weighted-average yield and contractual maturities of investment securities held to maturity as of December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020
	Amortized cost			Fair value
		Gross Unrecognized				Weighted-
(Dollars in thousands)		Gains	Losses		ACL	average yield%

Puerto Rico municipal bonds:
Due within one year	$556	$7	$-	$563	$-	5.41
After 1 to 5 years	17,297	561	305	17,553	576	3.00
After 5 to 10 years	88,394	1,388	3,146	86,636	4,401	4.66
After 10 years	83,241	-	14,187	69,054	3,868	3.57
Total investment securities
held to maturity	$189,488	$1,956	$17,638	$173,806	$8,845	4.03

	December 31, 2019
	Amortized cost			Fair value
		Gross Unrecognized			Weighted-
(Dollars in thousands)		Gains	Losses		average yield%

Puerto Rico municipal bonds:
Due within one year	$321	$-	$6	$315	5.84
After 1 to 5 years	8,264	-	736	7,528	5.18
After 5 to 10 years	56,511	-	8,646	47,865	5.77
After 10 years	73,579	-	18,913	54,666	5.44
Total investment securities
held to maturity	$138,675	$-	$28,301	$110,374	5.56

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrecognized loss position, as of December 31, 2020 and December 31, 2019, including debt securities for which an ACL was recorded as of December 31, 2020:

As of December 31, 2020
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico municipal bonds	$28,252	$1,611	$116,216	$16,027	$144,468	$17,638

As of December 31, 2019
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico municipal bonds	$-	$-	$110,374	$28,301	$110,374	$28,301

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation determines the ACL of Puerto Rico municipal bonds based on the product of a cumulative PD and LGD, and the amortized cost basis of the bonds over their remaining expected life as described in Note 1 – Nature of Business and Summary of Significant Accounting Policies, above.

The Corporation performs periodic credit quality reviews on these issuers. All of the Puerto Rico municipal bonds were current as to scheduled contractual payments as of December 31, 2020. Upon adoption of CECL on January 1, 2020, the Corporation recognized an ACL for held-to-maturity securities of approximately $8.1 million as a cumulative effect adjustment from a change in accounting policy, with a corresponding decrease in retained earnings, net of applicable income taxes. The Puerto Rico municipal bonds had an ACL of $8.8 million as of December 31, 2020, including the $8.1 million effect of adopting CECL, a $1.3 million initial ACL established for PCD debt securities with a fair value of $55.5 million acquired in the BSPR acquisition, and a $0.6 million net release of the initial reserves recorded during 2020. The ACL recorded in 2020, primarily reflects the adverse effect of the COVID-19 pandemic on the macroeconomic variables used for the determination of the PD and LGD used in the model.

The following table presents the activity in the ACL for debt securities held to maturity by major security type for the year ended December 31, 2020:

Puerto Rico Municipal Bonds
Year Ended
December 31, 2020

(In thousands)
Beginning Balance	$-
Impact of adopting ASC 326	8,134
Initial allowance on PCD debt securities	1,269
Provision (release) for credit losses	(558)
$8,845

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The following table reconciles the difference between the purchase price of the PCD held-to-maturity debt securities acquired in conjunction with the BSPR acquisition and the par value:

(In thousands)
Puerto Rico Municipal Bonds

Purchase price of debt securities at acquisition (initial fair value)	$55,532
ACL at acquisition	1,269
Non-credit discount at acquisition	10,281
Par value of acquired debt securities at acquisition	$67,082

During the second quarter of 2019, the oversight board established by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) announced the designation of Puerto Rico’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, but the plan did call for the gradual elimination of budgetary subsidies provided to municipalities by the central government. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken by the Puerto Rico government to address its fiscal problems, or measures included in fiscal plans of other government entities, such as the fiscal plans of the Government Development Bank for Puerto Rico (“GDB”) and the Puerto Rico Electric Power Authority (“PREPA”), and, more recently, by the effect of the COVID-19 pandemic on the Puerto Rico and global economy. Given the uncertain effect that the negative fiscal situation of the Puerto Rico central government, the COVID-19 pandemic, and the measures taken, or to be taken, by other government entities in response to the COVID-19 pandemic may have on municipalities, the Corporation cannot be certain whether future charges to the ACL on these securities will be required.

From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and are classified as money market investments in the consolidated statements of financial condition. As of December 31, 2020 and 2019, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Credit Quality Indicators:

As mentioned in Note 1 – Nature of Business and Summary of Significant Accounting Policies, above, the held-to-maturity investment securities portfolio consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Corporation monitors the credit quality of Puerto Rico municipal bonds held-to-maturity through the use of internal credit-risk ratings, which are generally updated on a quarterly basis. The Corporation considers a debt security held-to-maturity as a criticized asset if its risk rating is Special Mention, Substandard, Doubtful or Loss. Puerto Rico municipal bonds that do not meet the criteria for classification as criticized assets are considered to be pass-rated securities. The asset categories are defined below:

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

Doubtful – Doubtful classifications have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable, based on currently known facts, conditions and values. A Doubtful classification may be appropriate in cases where significant risk exposures are perceived, but loss cannot be determined because of specific reasonable pending factors, which may strengthen the credit in the near term.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

The following table summarizes the amortized cost of debt securities held-to-maturity as of December 31, 2020 and 2019, aggregated by credit quality indicator:

	Held to Maturity
	Puerto Rico Municipal Bonds
	December 31,	December 31
(In thousands)	2020	2019
Risk Ratings:
Pass	$189,488	$138,675
Criticized:
Special Mention	-	-
Substandard	-	-
Doubtful	-	-
Loss	-	-
Total	$189,488	$138,675

No held-to-maturity debt securities were on nonaccrual status, 90 days past due and still accruing, or past due as of December 31, 2020 and 2019. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

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

As of December 31, 2020 and 2019, the Corporation had investments in FHLB stock carried at a cost of $31.2 million and $34.1 million, respectively. Dividend income from FHLB stock for the years ended December 31, 2020, 2019, and 2018 amounted to $2.0 million, $2.7 million, and $2.1 million, respectively.

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

As of December 31, 2020 and 2019, the Corporation owned other equity securities with a readily determinable fair value of approximately $1.5 million and $1.4 million, respectively. During 2020, the Corporation recognized a marked-to-market gain of $38 thousand associated with these securities, which was recorded as part of other non-interest income in the consolidated statements of income, compared to a $0.4 thousand marked-to-market gain for 2019, and a $9 thousand marked-to-market loss for 2018. In addition, the Corporation had other equity securities that do not have a readily-determinable fair value. The carrying value of such securities as of December 31, 2020 and 2019 was $4.9 million and $2.8 million, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 7 – INTEREST AND DIVIDEND INCOME ON INVESTMENT SECURITIES, MONEY MARKET INVESTMENTS AND INTEREST-BEARING CASH ACCOUNTS

The following provides information about interest on investments, interest-bearing cash accounts, and FHLB dividend income:

	Year Ended December 31,
	2020	2019	2018
(In thousands)

MBS:
Taxable	$9,404	$7,812	$8,688
Exempt (1)	30,877	29,232	27,741
	40,281	37,044	36,429
Puerto Rico government obligations, U.S. Treasury securities, and U.S.
government agencies:
Taxable	1,032	165	470
Exempt (1)	15,235	19,623	20,582
	16,267	19,788	21,052
Other investment securities (including FHLB dividends)
Taxable	1,999	2,714	2,743
Total interest income on investment securities	58,547	59,546	60,224

Interest on money market investments and interest-bearing cash accounts:
Taxable	3,386	13,205	10,863
Exempt	2	148	233
Total interest income on money market investments and interest-bearing cash accounts	3,388	13,353	11,096
Total interest and dividend income on investment securities, money market
investments, and interest-bearing cash accounts	$61,935	$72,899	$71,320

(1)Primarily MBS and government obligations held by International Banking Entities (as defined in the International Baking Entity Act of Puerto Rico), whose interest income and sales are exempt from Puerto Rico income taxation under that act.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the components of interest and dividend income on investments:

	Year Ended December 31,
	2020	2019	2018
(In thousands)
Interest income on investment securities, money
market investments, and interest-bearing cash accounts	$59,976	$70,217	$68,592
Dividends on FHLB stock	1,959	2,682	2,728

Total interest income and dividends on investments	$61,935	$72,899	$71,320

NOTE 8 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment as of the indicated dates:

	As of December 31,	As of December 31,
	2020	2019
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,521,954	$2,933,773
Construction loans	212,500	111,317
Commercial mortgage loans	2,230,602	1,444,586
C&I loans (1) (2)	3,202,590	2,230,876
Consumer loans	2,609,643	2,281,653
Loans held for investment (3)(4)	11,777,289	9,002,205
ACL on loans and finance leases	(385,887)	(155,139)
Loans held for investment, net	$11,391,402	$8,847,066

(1)As of December 31, 2020, includes $406.0 million of SBA Paycheck Protection Program (“SBA PPP”) loans.

(2)As of December 31, 2020 and 2019, includes $1.0 billion and $719.0 million, respectively, of commercial loans that were secured by real estate but were not dependent upon the real estate for repayment.

(3)Refer to Note 2 – Business Combination, above, for details about the loans acquired in the BSPR acquisition.

(4)Includes accretable fair value net purchase discounts of $48.0 million and $15.1 million as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, and 2019, the Corporation had net deferred origination costs on its loan portfolio amounting to $4.6 million and $9.2 million, respectively. The total loan portfolio is net of unearned income of $65.8 million and $63.8 million as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Corporation was servicing residential mortgage loans owned by others in an aggregate amount of $4.2 billion (2019 — $3.1 billion), and commercial loan participations owned by others in an aggregate amount of $422.0 million as of December 31, 2020 (2019 — $267.6 million).

Various loans, mainly secured by first mortgages, were assigned as collateral for CDs, individual retirement accounts, and advances from the FHLB. Total loans pledged as collateral amounted to $2.5 billion and $1.8 billion as of December 31, 2020 and 2019, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables present by portfolio classes the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of December 31, 2020 and 2019 and the interest income recognized on nonaccrual loans for the year ended December 31, 2020:

	As of December 31, 2020				Year Ended December 31, 2020	As of December 31, 2019
Puerto Rico and Virgin Islands region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans (2)	Loans Past Due 90 days or more and Still Accruing (3)	Interest Income Recognized on Nonaccrual Loans	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing (3)
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA/VA government-guaranteed	$-	$-	$-	$98,993	$-	$-	$81,011
Conventional residential mortgage loans	12,418	98,527	110,945	38,834	1,050	108,117	40,208
Construction loans	4,546	8,425	12,971	-	80	9,782	-
Commercial mortgage loans	11,777	17,834	29,611	3,252	194	40,076	2,222
C&I loans	14,824	5,496	20,320	2,246	86	18,458	7,061
Consumer Loans:
Auto loans	26	8,638	8,664	-	164	12,057	-
Finance leases	-	1,466	1,466	-	25	1,354	-
Personal loans	-	1,623	1,623	-	49	1,523	-
Credit cards	-	-	-	1,520	-	-	4,411
Other consumer loans	-	3,682	3,682	-	5	5,016	-
Total loans held for investment (1)	$43,591	$145,691	$189,282	$144,845	$1,653	$196,383	$134,913

(1)Nonaccrual loans exclude $386.7 million and $388.4 million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2020 and 2019, respectively.

(2)Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of ASC 326 and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of December 31, 2020 and 2019 was $130.9 million and $136.7 million, respectively.

(3)These include loans rebooked, which were previously pooled into GNMA securities amounting to $10.7 million and $35.3 million as of December 31, 2020 and 2019, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability. During the year ended December 31, 2020, the Corporation repurchased, pursuant to the aforementioned repurchase option, $55.0 million of loans previously sold to GNMA.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2020				Year Ended December 31, 2020	As of December 31, 2019
Florida region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing	Interest Income Recognized on Nonaccrual Loans	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA/VA government-guaranteed	$-	$-	$-	$250	$-	$-	$129
Conventional residential mortgage loans	2,584	11,838	14,422	-	285	13,291	-
Construction loans	-	-	-	-	-	-	-
Commercial mortgage loans	-	-	-	-	-	-	-
C&I loans	561	-	561	-	71	315	-
Consumer Loans:
Auto loans	-	223	223	-	12	163	-
Finance leases	-	-	-	-	-	-	-
Personal loans	-	-	-	-	-	5	-
Credit cards	-	-	-	-	-	-	-
Other consumer loans	-	601	601	-	8	511	-
Total loans held for investment (1)	$3,145	$12,662	$15,807	$250	$376	$14,285	$129

(1)Nonaccrual loans exclude $6.6 million and $9.9 million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2020 and 2019, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2020				Year Ended December 31, 2020	As of December 31, 2019
Total	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans (2)	Loans Past Due 90 days or more and Still Accruing (3)	Interest Income Recognized on Nonaccrual Loans	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing (3)
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA/VA government-guaranteed	$-	$-	$-	$99,243	$-	$-	$81,140
Conventional residential mortgage loans	15,002	110,365	125,367	38,834	1,335	121,408	40,208
Construction loans	4,546	8,425	12,971	-	80	9,782	-
Commercial mortgage loans	11,777	17,834	29,611	3,252	194	40,076	2,222
C&I loans	15,385	5,496	20,881	2,246	157	18,773	7,061
Consumer Loans:
Auto loans	26	8,861	8,887	-	176	12,220	-
Finance leases	-	1,466	1,466	-	25	1,354	-
Personal loans	-	1,623	1,623	-	49	1,528	-
Credit cards	-	-	-	1,520	-	-	4,411
Other consumer loans	-	4,283	4,283	-	13	5,527	-
Total loans held for investment (1)	$46,736	$158,353	$205,089	$145,095	$2,029	$210,668	$135,042

(1)Nonaccrual loans exclude $393.3 million and $398.3 million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2020 and 2019, respectively.

(2)Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of ASC 326 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of ASC 326 and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of December 31, 2020 and 2019 was $130.9 million and $136.7 million, respectively.

(3)These include loans rebooked, which were previously pooled into GNMA securities amounting to $10.7 million and $35.3 million as of December 31, 2020 and 2019, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability. During the year ended December 31, 2020, the Corporation repurchased, pursuant to the aforementioned repurchase option, $55.0 million of loans previously sold to GNMA.

As of December 31, 2020, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $172.3 million, including $59.0 million of loans insured by the FHA or guaranteed by the VA, and $18.6 million of PCD loans acquired prior the adoption, on January 1, 2020, of ASC 326 and for which the Corporation made the accounting policy election of maintaining pools of loans previously accounted for under ASC 310-30 as “units of account.” The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent, in accordance with the requirements of the CFPB. Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (i.e., Puerto Rico, Florida and the USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (i.e., the BVI) is processed without court intervention. Foreclosure timelines vary according to local jurisdiction law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation’s aging of the loan portfolio held for investment by portfolio classes as of December 31, 2020 is as follows:

As of December 31, 2020
Puerto Rico and Virgin Islands region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)(2)(3)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,223	$98,993	$101,216	$48,348	$149,564
Conventional residential mortgage loans (4)	-	61,040	149,779	210,819	2,641,820	2,852,639
Commercial loans:
Construction loans (4)	-	19	12,971	12,990	72,026	85,016
Commercial mortgage loans (4)	5,071	6,588	32,863	44,522	1,808,702	1,853,224
C&I loans	3,283	10,692	22,566	36,541	2,228,190	2,264,731
Consumer loans:
Auto loans	24,025	5,992	8,664	38,681	1,239,445	1,278,126
Finance leases	5,059	1,086	1,466	7,611	465,378	472,989
Personal loans	4,034	1,981	1,623	7,638	364,373	372,011
Credit cards	3,528	5,842	1,518	10,888	308,936	319,824
Other consumer loans	2,143	993	3,684	6,820	133,162	139,982
Total loans held for investment	$47,143	$96,456	$334,127	$477,726	$9,310,380	$9,788,106

(1)Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $57.9 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(3)As of December 31, 2020, includes $10.7 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days, but less than two payments in arrears, as of December 31, 2020 amounted to $5.9 million, $105.2 million, $5.0 million, and $0.1 million, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of December 31,2020
Florida region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3)	$-	$-	$250	$250	$920	$1,170
Conventional residential mortgage loans (3)	-	3,237	14,422	17,659	500,922	518,581
Commercial loans:
Construction loans	-	-	-	-	127,484	127,484
Commercial mortgage loans	-	-	-	-	377,378	377,378
C&I loans	218	-	561	779	937,080	937,859
Consumer loans:
Auto loans	710	297	223	1,230	17,068	18,298
Finance leases	-	-	-	-	-	-
Personal loans	-	-	-	-	157	157
Credit cards	-	-	-	-	-	-
Other consumer loans	58	-	601	659	7,597	8,256
Total loans held for investment	$986	$3,534	$16,057	$20,577	$1,968,606	$1,989,183

(1)Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans).

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. No residential mortgage loans insured by the FHA in the Florida region were over 15 months delinquent as of December 31, 2020.

(3)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans and conventional residential mortgage loans past due 30-59 days, but less than two payments in arrears, as of December 31, 2020 amounted to $0.2 million and $6.6 million, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of December 31, 2020
Total	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)(2)(3)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,223	$99,243	$101,466	$49,268	$150,734
Conventional residential mortgage loans (4)	-	64,277	164,201	228,478	3,142,742	3,371,220
Commercial loans:
Construction loans (4)	-	19	12,971	12,990	199,510	212,500
Commercial mortgage loans (4)	5,071	6,588	32,863	44,522	2,186,080	2,230,602
C&I loans	3,501	10,692	23,127	37,320	3,165,270	3,202,590
Consumer loans:
Auto loans	24,735	6,289	8,887	39,911	1,256,513	1,296,424
Finance leases	5,059	1,086	1,466	7,611	465,378	472,989
Personal loans	4,034	1,981	1,623	7,638	364,530	372,168
Credit cards	3,528	5,842	1,518	10,888	308,936	319,824
Other consumer loans	2,201	993	4,285	7,479	140,759	148,238
Total loans held for investment	$48,129	$99,990	$350,184	$498,303	$11,278,986	$11,777,289

(1)Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $57.9 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(3)As of December 31, 2020, includes $10.7 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days, but less than two payments in arrears, as of December 31, 2020 amounted to $6.1 million, $111.8 million, $5.0 million, and $0.1 million, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation’s aging of the loan portfolio held for investment by portfolio classes as of December 31, 2019 was as follows:

As of December 31, 2019
Puerto Rico and Virgin Islands region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)(2)(3)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,068	$81,011	$83,079	$39,350	$122,429
Conventional residential mortgage loans (4)	-	83,308	148,325	231,633	2,013,525	2,245,158
Commercial loans:
Construction loans (4)	-	105	9,782	9,887	38,359	48,246
Commercial mortgage loans (4)	-	2,681	42,298	44,979	1,034,921	1,079,900
C&I loans	1,454	105	25,519	27,078	1,364,335	1,391,413
Consumer loans:
Auto loans	35,163	8,267	12,057	55,487	1,048,873	1,104,360
Finance leases	6,501	1,402	1,354	9,257	405,275	414,532
Personal loans	4,008	2,084	1,523	7,615	266,478	274,093
Credit cards	2,896	2,096	4,411	9,403	282,887	292,290
Other consumer loans	3,870	1,575	5,016	10,461	145,395	155,856
Total loans held for investment	$53,892	$103,691	$331,296	$488,879	$6,639,398	$7,128,277

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

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days, but less than two payments in arrears, as of December 31, 2019 amounted to $6.7 million, $110.5 million, $6.0 million, and $0.1 million respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of December 31, 2019
Florida region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3)	$-	$-	$129	$129	$1,351	$1,480
Conventional residential mortgage loans (3)	-	2,193	13,291	15,484	549,222	564,706
Commercial loans:
Construction loans	-	-	-	-	63,071	63,071
Commercial mortgage loans (3)	-	870	-	870	363,816	364,686
C&I loans	331	-	315	646	838,817	839,463
Consumer loans:
Auto loans	1,270	272	163	1,705	28,790	30,495
Finance leases	-	-	-	-	-	-
Personal loans	-	-	5	5	777	782
Credit cards	-	-	-	-	-	-
Other consumer loans	147	2	511	660	8,585	9,245
Total loans held for investment	$1,748	$3,337	$14,414	$19,499	$1,854,429	$1,873,928

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

(3)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, and commercial mortgage loans past due 30-59 days, but less than two payments in arrears, as of December 31, 2019 amounted to $0.4 million, $5.8 million, and $0.6 million respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of December 31, 2019
Total	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1)(2)(3)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,068	$81,140	$83,208	$40,701	$123,909
Conventional residential mortgage loans (4)	-	85,501	161,616	247,117	2,562,747	2,809,864
Commercial loans:
Construction loans (4)	-	105	9,782	9,887	101,430	111,317
Commercial mortgage loans (4)	-	3,551	42,298	45,849	1,398,737	1,444,586
C&I loans	1,785	105	25,834	27,724	2,203,152	2,230,876
Consumer loans:
Auto loans	36,433	8,539	12,220	57,192	1,077,663	1,134,855
Finance leases	6,501	1,402	1,354	9,257	405,275	414,532
Personal loans	4,008	2,084	1,528	7,620	267,255	274,875
Credit cards	2,896	2,096	4,411	9,403	282,887	292,290
Other consumer loans	4,017	1,577	5,527	11,121	153,980	165,101
Total loans held for investment	$55,640	$107,028	$345,710	$508,378	$8,493,827	$9,002,205

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

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days, but less than two payments in arrears, as of December 31, 2019 amounted to $7.1 million, $116.2 million, $6.6 million, and $0.1 million respectively.

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

Based on the most recent analysis performed, the amortized cost of commercial and construction loans by portfolio classes and by origination year based on the internal credit-risk category as of December 31, 2020 and the amortized cost of commercial and construction loans by portfolio classes based on the internal credit-risk category as of December 31, 2019 was as follows:

	As of December 31, 2020
Puerto Rico and Virgin Islands region	Term Loans								As of December 31, 2019
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$12,676	$33,472	$1,768	$15,825	$1,920	$3,175	$-	$68,836	$35,680
Criticized:
Special Mention	-	776	-	-	-	-	-	776	-
Substandard	-	886	4,934	-	5,269	4,315	-	15,404	12,566
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$12,676	$35,134	$6,702	$15,825	$7,189	$7,490	$-	$85,016	$48,246

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$383,847	$264,499	$201,344	$183,056	$143,673	$334,875	$533	$1,511,827	$891,298
Criticized:
Special Mention	-	81,797	71,731	119,255	8,766	11,187	-	292,736	13,080
Substandard	188	-	-	-	704	47,769	-	48,661	175,522
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$384,035	$346,296	$273,075	$302,311	$153,143	$393,831	$533	$1,853,224	$1,079,900

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$642,966	$395,232	$237,958	$226,469	$109,300	$186,781	$356,520	$2,155,226	$1,321,804
Criticized:
Special Mention	-	455	-	827	68	30,335	27,736	59,421	39,327
Substandard	1,389	713	2,721	18,218	1,610	24,438	995	50,084	27,265
Doubtful	-	-	-	-	-	-	-	-	2,768
Loss	-	-	-	-	-	-	-	-	249
Total commercial and industrial loans	$644,355	$396,400	$240,679	$245,514	$110,978	$241,554	$385,251	$2,264,731	$1,391,413

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

			As of December 31, 2020
			Term Loans						As of December 31, 2019
Florida region			Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$61,813	$21,672	$43,168	$-	$-	$-	$831	$127,484	$63,071
Criticized:
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$61,813	$21,672	$43,168	$-	$-	$-	$831	$127,484	$63,071

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$48,429	$81,161	$39,941	$51,733	$28,091	$18,577	$23,695	$291,627	$364,370
Criticized:
Special Mention	16,803	23,720	6,782	5,350	10,721	17,196	4,855	85,427	-
Substandard	-	-	-	-	-	324	-	324	316
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$65,232	$104,881	$46,723	$57,083	$38,812	$36,097	$28,550	$377,378	$364,686

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$174,914	$264,660	$94,375	$84,630	$9,738	$46,142	$148,665	$823,124	$837,697
Criticized:
Special Mention	2,999	58,880	12,095	-	-	-	-	73,974	-
Substandard	38,727	-	-	-	-	1,697	337	40,761	1,766
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$216,640	$323,540	$106,470	$84,630	$9,738	$47,839	$149,002	$937,859	$839,463

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2020
Total	Term Loans								As of December 31, 2019
	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$74,489	$55,144	$44,936	$15,825	$1,920	$3,175	$831	$196,320	$98,751
Criticized:
Special Mention	-	776	-	-	-	-	-	776	-
Substandard	-	886	4,934	-	5,269	4,315	-	15,404	12,566
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$74,489	$56,806	$49,870	$15,825	$7,189	$7,490	$831	$212,500	$111,317

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$432,276	$345,660	$241,285	$234,789	$171,764	$353,452	$24,228	$1,803,454	$1,255,668
Criticized:
Special Mention	16,803	105,517	78,513	124,605	19,487	28,383	4,855	378,163	13,080
Substandard	188	-	-	-	704	48,093	-	48,985	175,838
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$449,267	$451,177	$319,798	$359,394	$191,955	$429,928	$29,083	$2,230,602	$1,444,586

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$817,880	$659,892	$332,333	$311,099	$119,038	$232,923	$505,185	$2,978,350	$2,159,501
Criticized:
Special Mention	2,999	59,335	12,095	827	68	30,335	27,736	133,395	39,327
Substandard	40,116	713	2,721	18,218	1,610	26,135	1,332	90,845	29,031
Doubtful	-	-	-	-	-	-	-	-	2,768
Loss	-	-	-	-	-	-	-	-	249
Total commercial and industrial loans	$860,995	$719,940	$347,149	$330,144	$120,716	$289,393	$534,253	$3,202,590	$2,230,876

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents the amortized cost of residential mortgage loans by origination year based on the original loan-to-value-ratio (LTV) and original credit scores as of December 31, 2020 and the amortized cost of residential mortgage loans by original LTV and original credit scores as of December 31, 2019:

	As of December 31, 2020								As of December 31, 2019
	Term Loans
RESIDENTIAL MORTGAGES	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Puerto Rico and Virgin Islands region:
FHA/VA government-guaranteed loans	$278	$2,416	$2,594	$4,354	$9,673	$130,249	$-	$149,564	$122,429
Conventional residential mortgage loans:
Original LTV:				`
Less than or equal to 90 percent	37,989	61,202	101,157	65,334	88,292	1,675,203	-	2,029,177	1,684,340
Greater than 90 percent but less than
or equal to 100 percent	1,644	7,106	8,319	5,565	16,431	685,984	-	725,049	460,879
Greater than 100 percent	-	939	5,449	2,765	7,362	81,898	-	98,413	99,939
Total residential mortgages in
Puerto Rico and Virgin Islands region	$39,911	$71,663	$117,519	$78,018	$121,758	$2,573,334	$-	$3,002,203	$2,367,587

Florida region:
FHA/VA government-guaranteed loans	$-	$-	$-	$285	$-	$885	$-	$1,170	$1,480
Conventional residential mortgage loans:
Original LTV:				`
Less than or equal to 90 percent	33,841	50,563	60,581	87,321	78,588	186,516	-	497,410	549,850
Greater than 90 percent but less than
or equal to 100 percent	8,770	2,035	2,827	4,192	2,319	1,028	-	21,171	14,796
Greater than 100 percent	-	-	-	-	-	-	-	-	60
Total residential mortgages in Florida region	$42,611	$52,598	$63,408	$91,798	$80,907	$188,429	$-	$519,751	$566,186

Total:
FHA/VA government-guaranteed loans	$278	$2,416	$2,594	$4,639	$9,673	$131,134	$-	$150,734	$123,909
Conventional residential mortgage loans:
Original LTV:
Less than or equal to 90 percent	71,830	111,765	161,738	152,655	166,880	1,861,719	-	2,526,587	2,234,190
Greater than 90 percent but less than
or equal to 100 percent	10,414	9,141	11,146	9,757	18,750	687,012	-	746,220	475,675
Greater than 100 percent	-	939	5,449	2,765	7,362	81,898	-	98,413	99,999
Total residential mortgages	$82,522	$124,261	$180,927	$169,816	$202,665	$2,761,763	$-	$3,521,954	$2,933,773

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2020								As of December 31, 2019
	Term Loans
RESIDENTIAL MORTGAGES	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Puerto Rico and Virgin Islands region:
FHA/VA government-guaranteed loans	$278	$2,416	$2,594	$4,354	$9,673	$130,249	$-	$149,564	$122,429
Conventional residential mortgage loans:
Original FICO Score:
Less than 620	46	77	464	55	74	325,474	-	326,190	286,754
Greater than or equal to 620
and less than 680	2,144	3,370	8,309	7,416	8,721	511,349	-	541,309	416,766
Greater than or equal to 680
and less than 740	15,009	24,265	40,391	24,308	37,765	700,059	-	841,797	626,291
Greater than or equal to 740	22,434	41,535	65,761	41,885	65,525	906,203	-	1,143,343	915,347
Total residential mortgages in
Puerto Rico and Virgin Islands region	$39,911	$71,663	$117,519	$78,018	$121,758	$2,573,334	$-	$3,002,203	$2,367,587

Florida region:
FHA/VA government-guaranteed loans	$-	$-	$-	$285	$-	$885	$-	$1,170	$1,480
Conventional residential mortgage loans:
Original FICO Score:
Less than 620	-	-	2,509	-	-	821	-	3,330	3,485
Greater than or equal to 620
and less than 680	3,546	5,068	3,440	8,758	11,433	16,175	-	48,420	51,164
Greater than or equal to 680
and less than 740	11,810	15,520	13,810	29,118	26,707	42,232	-	139,197	151,544
Greater than or equal to 740	27,255	32,010	43,649	53,637	42,767	128,316	-	327,634	358,513
Total residential mortgages in Florida region	$42,611	$52,598	$63,408	$91,798	$80,907	$188,429	$-	$519,751	$566,186

Total:
FHA/VA government-guaranteed loans	$278	$2,416	$2,594	$4,639	$9,673	$131,134	$-	$150,734	$123,909
Conventional residential mortgage loans:
Original FICO Score:
Less than 620	46	77	2,973	55	74	326,295	-	329,520	290,239
Greater than or equal to 620
and less than 680	5,690	8,438	11,749	16,174	20,154	527,524	-	589,729	467,930
Greater than or equal to 680
and less than 740	26,819	39,785	54,201	53,426	64,472	742,291	-	980,994	777,835
Greater than or equal to 740	49,689	73,545	109,410	95,522	108,292	1,034,519	-	1,470,977	1,273,860
Total residential mortgages	$82,522	$124,261	$180,927	$169,816	$202,665	$2,761,763	$-	$3,521,954	$2,933,773

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables present the amortized cost of consumer loans by origination year based on original credit scores as of December 31, 2020 and the amortized cost of consumer loans based on original credit scores as of December 31, 2019:

CONSUMER	As of December 31, 2020
	Term Loans								As of December 31, 2019
Puerto Rico and Virgin Islands region	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Auto loans
Original FICO score:
Less than 620	$42,307	$46,816	$23,600	$10,628	$7,204	$4,451	$-	$135,006	$126,540
Greater than or equal to 620
and less than 680	134,118	141,778	88,354	37,491	17,955	10,738	-	430,434	388,890
Greater than or equal to 680
and less than 740	136,744	124,654	74,128	32,874	17,628	6,843	-	392,871	333,734
Greater than or equal to 740	129,343	95,516	48,184	26,030	15,595	5,147	-	319,815	255,196
Total auto loans	$442,512	$408,764	$234,266	$107,023	$58,382	$27,179	$-	$1,278,126	$1,104,360

Finance leases
Original FICO score:
Less than 620	$3,149	$5,300	$4,217	$1,787	$471	$258	$-	$15,182	$15,852
Greater than or equal to 620
and less than 680	29,292	35,683	27,540	11,798	4,565	2,302	-	111,180	100,438
Greater than or equal to 680
and less than 740	54,222	58,388	46,563	18,060	10,552	4,061	-	191,846	170,034
Greater than or equal to 740	50,234	49,626	32,861	9,124	9,722	3,214	-	154,781	128,208
Total finance leases	$136,897	$148,997	$111,181	$40,769	$25,310	$9,835	$-	$472,989	$414,532

Personal loans
Original FICO score:
Less than 620	$1,791	$2,636	$2,097	$1,292	$1,008	$2,126	$-	$10,950	$8,197
Greater than or equal to 620
and less than 680	9,650	23,969	9,730	3,793	1,441	1,082	-	49,665	52,712
Greater than or equal to 680
and less than 740	35,466	64,509	30,386	15,974	8,921	5,224	-	160,480	114,147
Greater than or equal to 740	30,781	55,421	31,084	16,144	8,794	4,398	-	146,622	98,668
Unscorable	673	1,722	868	479	234	318	-	4,294	369
Total personal loans	$78,361	$148,257	$74,165	$37,682	$20,398	$13,148	$-	$372,011	$274,093

Credit cards
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$12,978	$12,978	$11,247
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	60,961	60,961	57,643
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	137,563	137,563	126,977
Greater than or equal to 740	-	-	-	-	-	-	103,938	103,938	96,423
Unscorable	-	-	-	-	-	-	4,384	4,384	-
Total credit cards	$-	$-	$-	$-	$-	$-	$319,824	$319,824	$292,290

Other consumer loans
Original FICO score:
Less than 620	$4,815	$10,358	$2,760	$1,699	$601	$377	$3,130	$23,740	$28,251
Greater than or equal to 620
and less than 680	18,443	23,746	7,059	3,616	1,408	5,829	1,566	61,667	68,727
Greater than or equal to 680
and less than 740	13,415	13,031	4,743	2,142	753	1,906	2,612	38,602	41,914
Greater than or equal to 740	4,270	3,581	1,161	571	215	409	1,328	11,535	13,359
Unscorable	-	-	-	-	-	1,645	2,793	4,438	3,605
Total other consumer loans	$40,943	$50,716	$15,723	$8,028	$2,977	$10,166	$11,429	$139,982	$155,856

Total consumer loans in Puerto Rico and Virgin Islands region	$698,713	$756,734	$435,335	$193,502	$107,067	$60,328	$331,253	$2,582,932	$2,241,131

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSUMER	As of December 31, 2020
	Term Loans								As of December 31, 2019
Florida region	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Auto loans
Original FICO score:
Less than 620	$-	$37	$824	$703	$589	$116	$-	$2,269	$3,857
Greater than or equal to 620
and less than 680	-	518	3,833	3,029	1,355	307	-	9,042	15,052
Greater than or equal to 680
and less than 740	-	354	2,788	1,340	505	107	-	5,094	8,590
Greater than or equal to 740	-	226	1,315	266	75	11	-	1,893	2,996
Total auto loans	$-	$1,135	$8,760	$5,338	$2,524	$541	$-	$18,298	$30,495

Finance leases
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$-	$-	$-
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	-	-	-
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	-	-	-
Greater than or equal to 740	-	-	-	-	-	-	-	-	-
Total finance leases	$-	$-	$-	$-	$-	$-	$-	$-	$-

Personal loans
Original FICO score:
Less than 620	$102	$5	$-	$-	$-	$-	$-	$107	$593
Greater than or equal to 620
and less than 680	8	-	-	-	-	-	-	8	-
Greater than or equal to 680
and less than 740	-	38	-	-	-	-	-	38	85
Greater than or equal to 740	4	-	-	-	-	-	-	4	71
Unscorable	-	-	-	-	-	-	-	-	33
Total personal loans	$114	$43	$-	$-	$-	$-	$-	$157	$782

Credit cards
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$-	$-	$-
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	-	-	-
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	-	-	-
Greater than or equal to 740	-	-	-	-	-	-	-	-	-
Total credit cards	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other consumer loans
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$164	$164	$83
Greater than or equal to 620
and less than 680	188	-	-	109	27	610	89	1,023	874
Greater than or equal to 680
and less than 740	178	-	42	50	322	1,094	494	2,180	2,559
Greater than or equal to 740	131	-	-	24	219	2,589	1,926	4,889	5,573
Unscorable	-	-	-	-	-	-	-	-	156
Total other consumer loans	$497	$-	$42	$183	$568	$4,293	$2,673	$8,256	$9,245

Total consumer loans in Florida region	$611	$1,178	$8,802	$5,521	$3,092	$4,834	$2,673	$26,711	$40,522

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

CONSUMER	As of December 31, 2020
	Term Loans								As of December 31, 2019
Total	Amortized Cost Basis by Origination Year
(In thousands)	2020	2019	2018	2017	2016	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Auto loans
Original FICO score:
Less than 620	$42,307	$46,853	$24,424	$11,331	$7,793	$4,567	$-	$137,275	$130,397
Greater than or equal to 620
and less than 680	134,118	142,296	92,187	40,520	19,310	11,045	-	439,476	403,942
Greater than or equal to 680
and less than 740	136,744	125,008	76,916	34,214	18,133	6,950	-	397,965	342,324
Greater than or equal to 740	129,343	95,742	49,499	26,296	15,670	5,158	-	321,708	258,192
Total auto loans	$442,512	$409,899	$243,026	$112,361	$60,906	$27,720	$-	$1,296,424	$1,134,855

Finance leases
Original FICO score:
Less than 620	$3,149	$5,300	$4,217	$1,787	$471	$258	$-	$15,182	$15,852
Greater than or equal to 620
and less than 680	29,292	35,683	27,540	11,798	4,565	2,302	-	111,180	100,438
Greater than or equal to 680
and less than 740	54,222	58,388	46,563	18,060	10,552	4,061	-	191,846	170,034
Greater than or equal to 740	50,234	49,626	32,861	9,124	9,722	3,214	-	154,781	128,208
Total finance leases	$136,897	$148,997	$111,181	$40,769	$25,310	$9,835	$-	$472,989	$414,532

Personal loans
Original FICO score:
Less than 620	$1,893	$2,641	$2,097	$1,292	$1,008	$2,126	$-	$11,057	$8,790
Greater than or equal to 620
and less than 680	9,658	23,969	9,730	3,793	1,441	1,082	-	49,673	52,712
Greater than or equal to 680
and less than 740	35,466	64,547	30,386	15,974	8,921	5,224	-	160,518	114,232
Greater than or equal to 740	30,785	55,421	31,084	16,144	8,794	4,398	-	146,626	98,739
Unscorable	673	1,722	868	479	234	318	-	4,294	402
Total personal loans	$78,475	$148,300	$74,165	$37,682	$20,398	$13,148	$-	$372,168	$274,875

Credit cards
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$12,978	$12,978	$11,247
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	60,961	60,961	57,643
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	137,563	137,563	126,977
Greater than or equal to 740	-	-	-	-	-	-	103,938	103,938	96,423
Unscorable	-	-	-	-	-	-	4,384	4,384	-
Total credit cards	$-	$-	$-	$-	$-	$-	$319,824	$319,824	$292,290

Other consumer loans
Original FICO score:
Less than 620	$4,815	$10,358	$2,760	$1,699	$601	$377	$3,294	$23,904	$28,334
Greater than or equal to 620
and less than 680	18,631	23,746	7,059	3,725	1,435	6,439	1,655	62,690	69,601
Greater than or equal to 680
and less than 740	13,593	13,031	4,785	2,192	1,075	3,000	3,106	40,782	44,473
Greater than or equal to 740	4,401	3,581	1,161	595	434	2,998	3,254	16,424	18,932
Unscorable	-	-	-	-	-	1,645	2,793	4,438	3,761
Total other consumer loans	$41,440	$50,716	$15,765	$8,211	$3,545	$14,459	$14,102	$148,238	$165,101

Total consumer loans	$699,324	$757,912	$444,137	$199,023	$110,159	$65,162	$333,926	$2,609,643	$2,281,653

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables present information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of December 31, 2020:

	Collateral Dependent Loans - With Specific Allowance		Collateral Dependent Loans - With No Related Specific Allowance	Collateral Dependent Loans - Total
Puerto Rico and Virgin Islands region	Amortized Cost (1)	Related Specific Allowance	Amortized Cost (1)	Amortized Cost (1)	Related Specific Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	100,950	9,582	7,145	108,095	9,582
Commercial loans:
Construction loans	6,036	500	6,125	12,161	500
Commercial mortgage loans	17,882	1,923	49,241	67,123	1,923
C&I loans	21,933	880	24,728	46,661	880
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	146	2	-	146	2
Credit cards	-	-	-	-	-
Other consumer loans	857	113	-	857	113
	$147,804	$13,000	$87,239	$235,043	$13,000

(1) Excludes accrued interest receivable.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Collateral Dependent Loans - With Specific Allowance		Collateral Dependent Loans - With No Related Specific Allowance	Collateral Dependent Loans - Total
Florida region	Amortized Cost (1)	Related Specific Allowance	Amortized Cost (1)	Amortized Cost (1)	Related Specific Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	6,224	988	2,400	8,624	988
Commercial loans:
Construction loans	-	-	-	-	-
Commercial mortgage loans	-	-	2,327	2,327	-
C&I loans	-	-	561	561	-
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	-	-	-	-	-
Credit cards	-	-	-	-	-
Other consumer loans	248	83	-	248	83
	$6,472	$1,071	$5,288	$11,760	$1,071

(1) Excludes accrued interest receivable.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Collateral Dependent Loans - With Specific Allowance		Collateral Dependent Loans - With No Related Specific Allowance	Collateral Dependent Loans - Total
Total	Amortized Cost (1)	Related Specific Allowance	Amortized Cost (1)	Amortized Cost (1)	Related Specific Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	107,174	10,570	9,545	116,719	10,570
Commercial loans:
Construction loans	6,036	500	6,125	12,161	500
Commercial mortgage loans	17,882	1,923	51,568	69,450	1,923
C&I loans	21,933	880	25,289	47,222	880
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	146	2	-	146	2
Credit cards	-	-	-	-	-
Other consumer loans	1,105	196	-	1,105	196
	$154,276	$14,071	$92,527	$246,803	$14,071

(1) Excludes accrued interest receivable.

The underlying collateral for residential mortgage and consumer collateral dependent loans consisted of single-family residential properties, and for commercial and construction loans consisted primarily of office buildings, multifamily residential properties, and retail establishments. The weighted-average loan-to-value coverage for collateral dependent loans as of December 31, 2020 was 80%. There were no significant changes in the extent to which collateral secures the Corporation’s collateral dependent financial assets during the year ended December 31, 2020.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

PCD and PCI Loans

Prior to the adoption of ASC 326, the Corporation accounted for PCI loans and income recognition thereunder in accordance with ASC Subtopic 310-30. PCI loans are loans that as of the date of their acquisition have experienced deterioration in credit quality between origination and acquisition and for which it was probable at acquisition that not all contractually required payments would be collected. Following the adoption of ASC 326 on January 1, 2020, the Corporation analyzes acquired loans for more-than-insignificant deterioration in credit quality since their origination in accordance with ASC 326. Such loans are classified as PCD loans. Please also see Note 1 – Nature of Business and Summary of Significant Accounting Policies, above, for more information concerning the Corporation’s accounting for PCD loans.

Prior to the adoption of ASC 326, the Corporation identified the amount by which the undiscounted expected future cash flows on PCI loans exceeded the estimated fair value of the loan on the date of acquisition as the “accretable yield,” representing the amount of estimated future interest income on the loan. The amount of accretable yield was re-measured at each financial reporting date, representing the difference between the remaining undiscounted expected cash flows and the then-current carrying value of the PCI loan. Following the adoption of ASC 326, the Corporation accounts for interest income on PCD loans using the interest method, whereby any purchase non-credit discounts or premiums are accreted or amortized into interest income as an adjustment of the loan’s yield.

Upon the adoption of ASC 326, acquired loans classified as PCD are recorded at an initial amortized cost, which is comprised of the purchase price of the loans (or initial fair value) and the initial ACL determined for the loans, which represents the fair value credit discount, and any resulting premium or discount related to factors other than credit.

The following table reconciles the difference between the purchase price of the PCD acquired loans in conjunction with the BSPR acquisition completed on September 1, 2020 and the par value:

	Residential Mortgage	Construction	Commercial Mortgage	C&I	Consumer	Total
(In thousands)
Purchase price of loans at acquisition (initial fair value)	$322,345	$-	$180,950	$194,572	$54,959	$752,826
ACL at acquisition	12,739	-	9,723	1,830	4,452	28,744
Non-credit discount (premium) at acquisition	3,075	-	2,783	(95)	(1,284)	4,479
Par value of acquired loans at acquisition	$338,159	$-	$193,456	$196,307	$58,127	$786,049

Refer to Note 1 – Nature of Business and Summary of Significant Accounting Policies, and Note 2 – Business Combination, above, for additional information about the description of the elements considered by the Corporation to determine the value of PCD loans acquired as part of the BSPR acquisition and the methodologies used to determine the initial ACL of these PCD loans.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Purchases and Sales of Loans

During 2020, the Corporation purchased $0.8 million of residential mortgage loans as part of a internal program to purchase residential mortgage loans from mortgage bankers in Puerto Rico, compared to purchases of $18.8 million in 2019 and $46.1 million in 2018. In general, the loans purchased from mortgage bankers were conforming residential mortgage loans. Purchases of conforming residential mortgage loans provide the Corporation the flexibility to retain or sell the loans, including through securitization transactions, depending upon the Corporation’s interest rate risk management strategies. When the Corporation sells such loans, it generally keeps the right to service the loans. In addition, during 2020, 2019, and 2018, the Corporation purchased C&I loan participations of $40.0 million, $20.0 million, and $21.4 million, respectively.

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and GSEs, such as FNMA and FHLMC, which generally securitize the transferred loans into MBS for sale into the secondary market. During 2020, the Corporation sold $221.5 million of FHA/VA mortgage loans to GNMA, which packaged them into MBS, compared to sales of $235.3 million and $233.2 million in 2019 and 2018, respectively. Also, during 2020, the Corporation sold approximately $254.7 million of performing residential mortgage loans to FNMA and FHLMC, compared to sales of $138.7 million and $104.9 million in 2019 and 2018, respectively. The Corporation’s continuing involvement with the loans that it sells consists primarily of servicing the loans. In addition, the Corporation agrees to repurchase loans if it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, “Transfer and Servicing,” once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan. As of December 31, 2020 and 2019, rebooked GNMA delinquent loans that were included in the residential mortgage loan portfolio amounted to $10.7 million and $35.6 million, respectively.

During 2020, 2019, and 2018, the Corporation repurchased, pursuant to the aforementioned repurchase option, $55.0 million, $33.5 million, and $49.1 million, respectively, of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA, which is computed at the loan’s interest rate, and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. On May 14, 2020, in response to the national emergency declared by the U.S. President related to the COVID-19 pandemic, GNMA announced a temporary relief that excludes any new borrower delinquencies, occurring on or after April 2020, from the calculation of delinquency and default ratios established in the GNMA MBS guide. This exclusion was extended automatically to issuers that were compliant with GNMA delinquency rate thresholds as reflected by their April 2020 investor accounting report, reflecting March 2020 servicing data. The exemptions and delinquent loan exclusions will automatically expire on July 31, 2021, unless earlier rescinded or extended by GNMA, or the end of the national emergency, whichever comes earlier. Historically, losses for violations of representations and warranties, and on optional repurchases of GNMA delinquent loans, have been immaterial and no provision has been made at the time of sale.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $42 thousand, $0.3 million, and $0.1 million during 2020, 2019, and 2018, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation participates in the Main Street Lending program established by the FED under the CARES Act of 2020, as amended, to support lending to small and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. Under this program, the Corporation originates loans to borrowers meeting the terms and requirements of the program, including requirements as to eligibility, use of proceeds and priority, and sells a 95% participation interest in these loans to a special purpose vehicle (the “Main Street SPV”) organized by the FED to purchase the participation interests from eligible lenders, including the Corporation. During the fourth quarter of 2020, the Corporation originated 23 loans under this program totaling $184.4 million in principal amount and sold participation interests totaling $175.1 million to the Main Street SPV.

In addition, during 2019, the Corporation sold $11.4 million in nonaccrual commercial loans held for sale and sold three commercial and industrial loan participations in the Puerto Rico region totaling $48.2 million.

Other loan sales in 2018 include: (i) the sale of a $5.6 million commercial and industrial adversely-classified loan in the Puerto Rico region; (ii) the sale of a $9.2 million commercial and industrial loan participation in the Florida region; and (iii) the sale of $34.9 million and $27.0 million in nonaccrual commercial and construction loans in the Puerto Rico and the Virgin Islands regions, respectively.

Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment portfolio of $11.8 billion as of December 31, 2020, credit risk concentration was approximately 79% in Puerto Rico, 17% in the U.S., and 4% in the USVI and BVI.

As of December 31, 2020, the Corporation had $201.3 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $57.7 million as of December 31, 2019. As of December 31, 2020, approximately $107.4 million consisted of loans extended to municipalities in Puerto Rico that are supported by assigned property tax revenues, and $38.5 million of municipal special obligation bonds. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of budgetary subsidies provided by the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required to satisfy the payment of all of their respective general obligation bonds and notes. Late in 2015, the GDB and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of December 31, 2020 included $13.6 million in loans granted to an affiliate of PREPA and $41.8 million in loans to an agency of the Puerto Rico central government.

In addition, as of December 31, 2020, the Corporation had $106.5 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, compared to $106.9 million as of December 31, 2019. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2016, the PRHFA’s mortgage loans insurance program covered loans in an aggregate amount of approximately $576 million. The regulations adopted by the PRHFA require the establishment of adequate reserves to guarantee the solvency of the mortgage loan insurance fund. As of June 30, 2016, the most recent date as of which information is available, the PRHFA had a restricted net position for such purposes of approximately $77.4 million.

The Corporation also has credit exposure to USVI government entities. As of December 31, 2020, the Corporation had $61.8 million in loans to USVI government instrumentalities and public corporations, compared to $64.1 million as of December 31, 2019. Of the amount outstanding as of December 31, 2020, public corporations of the USVI owed approximately $38.6 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of December 31, 2020, all loans were currently performing and up to date on principal and interest payments.

The Corporation cannot predict at this time the ultimate effect on the Puerto Rico economy, the Corporation’s clients, and the Corporation’s financial condition and results of operations of the financial problems of the Commonwealth of Puerto Rico, the uncertainty about the ultimate outcomes of the debt restructuring process, and the various legislative and other measures adopted and to be adopted by the Puerto Rico government and the PROMESA oversight board in response to such fiscal situation.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of a borrower’s financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual C&I, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of December 31, 2020, the Corporation’s total TDR loans held for investment of $479.2 million consisted of $310.6 million of residential mortgage loans, $80.5 million of C&I loans, $64.4 million of commercial mortgage loans, $3.4 million of construction loans, and $20.2 million of consumer loans. The Corporation has committed to lend up to an additional $5.0 million on these loans.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of December 31, 2020, the Corporation included as TDRs $1.0 million of residential mortgage loans that were participating in or had been offered a trial modification.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In working with borrowers affected by the COVID-19 pandemic, the Corporation has agreed to let consumer borrowers (i.e., borrowers under residential mortgages, personal loans, auto loans, finance leases and small loans) that were current in their payments or no more than 2 payments in arrears (not having exceeded 89 days past due as of March 16, 2020) to defer payments on their loans, in some cases for up to six months. In the case of credit cards and individual lines of credit, the borrowers were required to be current or less than 29 days past due in their payments as of March 16, 2020 to qualify for the payment deferral program providing for payment deferrals, in some cases for up to six months. For both consumer and residential mortgage loans subject to the deferral programs, each borrower was required to begin making the borrower’s regularly scheduled loan payment at the end of the deferral period and the deferred amounts were moved to the end of the loan. The payment deferral programs were applied prospectively beginning, in some instances, with the deferral of the scheduled contractual payment due in March. For commercial loans, any request for payment deferral, including extensions of the repayment moratorium, has been analyzed on a case-by-case basis. As of December 31, 2020, the Corporation had under temporary deferred repayment arrangements 688 loans, totaling approximately $32.7 million, or 0.3% of its total loan portfolio held for investment balance, consisting of 89 residential mortgage loans, totaling $18.4 million, 580 consumer loans, totaling $8.0 million, and 19 commercial and construction loans, totaling $6.3 million. Additionally, as of December 31, 2020, 24 commercial loans totaling $244.3 million or 2% of total loans held for investment, were permanently modified under the provisions of Section 4013 of the CARES Act of 2020. Most of the temporary deferred payment arrangements have been done under the provisions of Section 4013 of the CARES Act of 2020 or the Revised Interagency Statement. In addition, moratoriums on loan repayments for consumer and residential mortgage products in Puerto Rico were mandated by local law. A loan modification covered by the provisions of the CARES Act of 2020 and/or the Revised Interagency Statement is not required to be considered as a TDR loan.

Selected information on the Corporation’s TDR loans held for investment based on the amortized cost by loan class and modification type is summarized in the following tables as of the indicated dates:
	As of December 31, 2020
Puerto Rico and Virgin Islands region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$17,740	$11,125	$211,155	$-	$223	$66,694	$306,937
Construction loans	21	1,700	1,516	-	-	186	3,423
Commercial mortgage loans	1,491	1,380	35,714	-	16,473	6,765	61,823
C&I loans	238	12,267	14,119	-	17,890	35,744	80,258
Consumer loans:
Auto loans	-	474	4,863	-	-	6,112	11,449
Finance leases	-	15	588	-	-	541	1,144
Personal loans	58	9	571	-	-	286	924
Credit cards	-	-	2,342	16	-	-	2,358
Other consumer loans	1,602	991	572	193	-	343	3,701
Total TDRs in Puerto Rico
and Virgin Islands region	$21,150	$27,961	$271,440	$209	$34,586	$116,671	$472,017

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2020
Florida region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$989	$401	$2,257	$-	$-	$22	$3,669
Construction loans	-	-	-	-	-	-	-
Commercial mortgage loans	-	834	1,781	-	-	-	2,615
C&I loans	-	-	-	-	-	224	224
Consumer loans:
Auto loans	-	55	15	-	-	-	70
Finance leases	-	-	-	-	-	-	-
Personal loans	-	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-	-
Other consumer loans	37	-	172	-	-	392	601
Total TDRs in Florida Region	$1,026	$1,290	$4,225	$-	$-	$638	$7,179

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2020
Total	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$18,729	$11,526	$213,412	$-	$223	$66,716	$310,606
Construction loans	21	1,700	1,516	-	-	186	3,423
Commercial mortgage loans	1,491	2,214	37,495	-	16,473	6,765	64,438
C&I loans	238	12,267	14,119	-	17,890	35,968	80,482
Consumer loans:
Auto loans	-	529	4,878	-	-	6,112	11,519
Finance leases	-	15	588	-	-	541	1,144
Personal loans	58	9	571	-	-	286	924
Credit cards	-	-	2,342	16	-	-	2,358
Other consumer loans	1,639	991	744	193	-	735	4,302
Total TDRs	$22,176	$29,251	$275,665	$209	$34,586	$117,309	$479,196

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2019
Puerto Rico and Virgin Islands region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$18,561	$11,188	$219,618	$-	$142	$63,638	$313,147
Construction loans	24	2,469	1,639	-	-	189	4,321
Commercial mortgage loans	909	1,414	39,131	-	19,848	8,149	69,451
C&I loans	579	16,160	12,077	142	692	36,884	66,534
Consumer loans:
Auto loans	-	801	7,374	-	-	6,249	14,424
Finance leases	-	40	1,066	-	-	426	1,532
Personal loans	26	43	845	-	-	159	1,073
Credit cards	-	-	2,767	24	-	-	2,791
Other consumer loans	2,020	1,196	770	180	-	337	4,503
Total TDRs in Puerto Rico
and Virgin Islands region	$22,119	$33,311	$285,287	$346	$20,682	$116,031	$477,776

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2019
Florida region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$1,009	$412	$2,049	$-	$-	$32	$3,502
Construction loans	-	-	-	-	-	-	-
Commercial mortgage loans	2,901	862	1,765	-	-	-	5,528
C&I loans	-	-	-	-	-	315	315
Consumer loans:
Auto loans	-	97	19	-	-	-	116
Finance leases	-	-	-	-	-	-	-
Personal loans	-	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-	-
Other consumer loans	39	-	183	-	-	538	760
Total TDRs in Florida region	$3,949	$1,371	$4,016	$-	$-	$885	$10,221

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	As of December 31, 2019
Total	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$19,570	$11,600	$221,667	$-	$142	$63,670	$316,649
Construction loans	24	2,469	1,639	-	-	189	4,321
Commercial mortgage loans	3,810	2,276	40,896	-	19,848	8,149	74,979
C&I loans	579	16,160	12,077	142	692	37,199	66,849
Consumer loans:
Auto loans	-	898	7,393	-	-	6,249	14,540
Finance leases	-	40	1,066	-	-	426	1,532
Personal loans	26	43	845	-	-	159	1,073
Credit cards	-	-	2,767	24	-	-	2,791
Other consumer loans	2,059	1,196	953	180	-	875	5,263
Total TDRs	$26,068	$34,682	$289,303	$346	$20,682	$116,916	$487,997

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents the Corporation’s TDR loans held for investment activity for the indicated periods:

	Year Ended	Year Ended	Year Ended
	December 31,2020	December 31,2019	December 31, 2018
(In thousands)
Beginning balance of TDRs	$487,997	$582,647	$587,219
New TDRs	36,319	63,433	171,857
Increases to existing TDRs	6,009	1,840	7,027
Charge-offs post-modification (1)	(11,122)	(10,342)	(27,951)
Foreclosures	(2,015)	(12,872)	(21,591)
TDRs transferred to held for sale, net of charge-offs	-	-	(34,541)
Paid-off, partial payments and other (2)	(37,992)	(136,709)	(99,373)
Ending balance of TDRs	$479,196	$487,997	$582,647

(1)For the year ended December 31, 2018, includes charge-offs of $8.5 million associated with $34.5 million of commercial and construction loans transferred to held for sale.

(2)For the year ended December 31, 2019, includes the payoff of a $92.4 million commercial mortgage loan.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, a loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can, and are likely to, continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a nonaccrual loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. The Corporation did not remove any loans from the TDR classification during 2020 and 2019. In 2018, the Corporation, removed from the TDR classification a $9.9 million loan refinanced at market terms as the borrower was no longer experiencing financial difficulties and the refinancing did not contain any concession to the borrowers. This refinancing was included as part of “Paid-off, partial payments and other” in the above table for the year ended December 31, 2018.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following tables provide a breakdown of the TDR loans held for investment by those in accrual and nonaccrual status as of the indicated dates:

December 31, 2020	Puerto Rico and
	Virgin Islands region			Florida region			Total
	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Conventional residential mortgage loans	$253,421	$53,516	$306,937	$3,358	$311	$3,669	$256,779	$53,827	$310,606
Construction loans	2,480	943	3,423	-	-	-	2,480	943	3,423
Commercial mortgage loans	43,012	18,811	61,823	2,615	-	2,615	45,627	18,811	64,438
C&I loans	73,649	6,609	80,258	-	224	224	73,649	6,833	80,482
Consumer loans:
Auto loans	6,481	4,968	11,449	70	-	70	6,551	4,968	11,519
Finance leases	1,125	19	1,144	-	-	-	1,125	19	1,144
Personal loans	920	4	924	-	-	-	920	4	924
Credit Cards	2,358	-	2,358	-	-	-	2,358	-	2,358
Other consumer loans	3,274	427	3,701	564	37	601	3,838	464	4,302
Total TDRs	$386,720	$85,297	$472,017	$6,607	$572	$7,179	$393,327	$85,869	$479,196

(1)Included in nonaccrual loans are $5.9 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

December 31, 2019	Puerto Rico and
	Virgin Islands region			Florida region			Total
	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Conventional residential mortgage loans	$262,244	$50,903	$313,147	$3,502	$-	$3,502	$265,746	$50,903	$316,649
Construction loans	3,238	1,083	4,321	-	-	-	3,238	1,083	4,321
Commercial mortgage loans	45,534	23,917	69,451	5,528	-	5,528	51,062	23,917	74,979
C&I loans	59,689	6,845	66,534	-	315	315	59,689	7,160	66,849
Consumer loans:
Auto loans	8,440	5,984	14,424	116	-	116	8,556	5,984	14,540
Finance leases	1,502	30	1,532	-	-	-	1,502	30	1,532
Personal loans	1,052	21	1,073	-	-	-	1,052	21	1,073
Credit Cards	2,791	-	2,791	-	-	-	2,791	-	2,791
Other consumer loans	3,898	605	4,503	723	37	760	4,621	642	5,263
Total TDRs	$388,388	$89,388	$477,776	$9,869	$352	$10,221	$398,257	$89,740	$487,997

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

TDR loans exclude restructured residential mortgage loans that are government-guaranteed (e.g., FHA/VA loans) totaling $58.7 million as of December 31, 2020 (compared with $60.1 million as of December 31, 2019). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low.

Loan modifications that are considered TDR loans completed during 2020, 2019 and 2018 were as follows:

Year Ended December 31, 2020

	Puerto Rico and Virgin Islands region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	103	$9,027	$8,307	-	$-	$-	103	$9,027	$8,307
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	5	824	824	-	-	-	5	824	824
C&I loans	14	22,544	22,524	-	-	-	14	22,544	22,524
Consumer loans:
Auto loans	163	2,635	2,623	-	-	-	163	2,635	2,623
Finance leases	29	408	408	-	-	-	29	408	408
Personal loans	30	306	305	-	-	-	30	306	305
Credit Cards	159	783	783	-	-	-	159	783	783
Other consumer loans	144	590	522	1	23	23	145	613	545
Total TDRs	647	$37,117	$36,296	1	$23	$23	648	$37,140	$36,319

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Year Ended December 31, 2019

	Puerto Rico and Virgin Islands region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	118	$14,606	$14,084	-	$-	$-	118	$14,606	$14,084
Construction loans	4	118	117	-	-	-	4	118	117
Commercial mortgage loans	13	40,988	38,750	-	-	-	13	40,988	38,750
C&I loans	14	1,754	1,750	-	-	-	14	1,754	1,750
Consumer loans:
Auto loans	253	4,168	4,121	3	33	33	256	4,201	4,154
Finance leases	42	804	801	-	-	-	42	804	801
Personal loans	53	502	499	-	-	-	53	502	499
Credit Cards	153	800	800	-	-	-	153	800	800
Other consumer loans	656	2,411	2,478	-	-	-	656	2,411	2,478
Total TDRs	1,306	$66,151	$63,400	3	$33	$33	1,309	$66,184	$63,433

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Year Ended December 31, 2018

	Puerto Rico and Virgin Islands region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	104	$14,827	$14,159	-	$-	$-	104	$14,827	$14,159
Construction loans	2	684	655	-	-	-	2	684	655
Commercial mortgage loans	11	138,994	138,785	-	-	-	11	138,994	138,785
C&I loans	10	9,141	8,786	-	-	-	10	9,141	8,786
Consumer loans:
Auto loans	267	4,229	4,218	18	271	271	285	4,500	4,489
Finance leases	48	1,001	987	-	-	-	48	1,001	987
Personal loans	54	605	603	-	-	-	54	605	603
Credit Cards	203	1,193	1,193	-	-	-	203	1,193	1,193
Other consumer loans	511	2,137	2,200	-	-	-	511	2,137	2,200
Total TDRs	1,210	$172,811	$171,586	18	$271	$271	1,228	$173,082	$171,857

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Loan modifications considered TDR loans that defaulted during the years ended December 31, 2020, 2019, and 2018, and had become TDR loans during the 12-months preceding the default date, were as follows:

	Year Ended December 31,
	2020		2019		2018
Puerto Rico and Virgin Islands region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	10	$2,380	11	$2,019	15	$1,994
Construction loans	-	-	-	-	-	-
Commercial mortgage loans	-	-	-	-	-	-
C&I loans	3	124	-	-	-	-
Consumer loans:
Auto loans	55	947	130	2,221	62	1,003
Finance leases	1	5	1	14	1	22
Personal loans	1	7	1	9	2	26
Credit cards	47	228	-	-	-	-
Other consumer loans	58	209	77	238	54	180
Total Puerto Rico and Virgin Islands region	175	$3,900	220	$4,501	134	$3,225

Year Ended December 31,
	2020		2019		2018
Florida region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	-	$-	-	$-	-	$-
Construction loans	-	-	-	-	-	-
Commercial mortgage loans	-	-	-	-	-	-
C&I loans	-	-	-	-	-	-
Consumer loans:
Auto loans	-	-	-	-	-	-
Finance leases	-	-	-	-	-	-
Personal loans	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-
Total in Florida region	-	$-	-	$-	-	$-

	Year Ended December 31,
	2020		2019		2018
Total	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	10	$2,380	11	$2,019	15	$1,994
Construction loans	-	-	-	-	-	-
Commercial mortgage loans	-	-	-	-	-	-
C&I loans	3	124	-	-	-	-
Consumer loans:
Auto loans	55	947	130	2,221	62	1,003
Finance leases	1	5	1	14	1	22
Personal loans	1	7	1	9	2	26
Credit cards	47	228	-	-	-	-
Other consumer loans	58	209	77	238	54	180
Total	175	$3,900	220	$4,501	134	$3,225

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

The following tables provide additional information about the volume of this type of loan restructuring as of December 31, 2020, 2019, and 2018, and its effect on the ACL in 2020, 2019 and 2018:

	Year Ended
	December 31, 2020
(In thousands)	Commercial Mortgage loans	C&I loans	Construction loans	Total
Beginning balance of A/B Notes	$22,749	$26,596	$1,883	$51,228
New TDR loan splits	-	-	-	-
Increase to existing TDRs	-	738	-	738
Paid-off and partial payments	(3,187)	(284)	(321)	(3,792)
Charge-offs	(3,087)	-	-	(3,087)
Ending balance of A/B Notes	$16,475	$27,050	$1,562	$45,087

	Year Ended
	December 31, 2019
(In thousands)	Commercial Mortgage loans	C&I loans	Construction loans	Total
Beginning balance of A/B Notes	$3,003	$28,406	$2,431	$33,840
New TDR loan splits	20,059	-	-	20,059
Increase to existing TDRs	-	-	-	-
Paid-off and partial payments	(313)	(1,810)	(548)	(2,671)
Charge-offs	-	-	-	-
Ending balance of A/B Notes	$22,749	$26,596	$1,883	$51,228

	Year Ended
	December 31, 2018
(In thousands)	Commercial Mortgage loans	C&I loans	Construction loans	Total
Beginning balance of A/B Notes	$3,098	$32,479	$-	$35,577
New TDR loan splits	29,601	-	2,503	32,104
Increase to existing TDRs	-	-	-	-
Paid-off and partial payments	(29,696)	(4,073)	(72)	(33,841)
Charge-offs	-	-	-	-
Ending balance of A/B Notes	$3,003	$28,406	$2,431	$33,840

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Year Ended
	December 31, 2020
(In thousands)	Commercial Mortgage loans	C&I loans	Construction loans	Total
ACL at the beginning of the year for A/B Notes	$3,516	$14	$-	$3,530
Impact of adopting ASC 326	(415)	89	-	(326)
(Releases) charges to the provision
for credit losses	(14)	298	-	284
Charge-offs	(3,087)	-	-	(3,087)
ACL at the end of the year for A/B Notes	$-	$401	$-	$401

	Year Ended
	December 31, 2019
(In thousands)	Commercial Mortgage loans	C&I loans	Construction loans	Total
ACL at the beginning of the year for A/B Notes	$-	$473	$-	$473
Charges (releases) to the provision
for credit losses	3,516	(459)	-	3,057
Charge-offs	-	-	-	-
ACL at the end of the year for A/B Notes	$3,516	$14	$-	$3,530

	Year Ended
	December 31, 2018
(In thousands)	Commercial Mortgage loans	C&I loans	Construction loans	Total
ACL at the beginning of the year for A/B Notes	$-	$3,846	$-	$3,846
(Releases) Charges to the provision
for credit losses	(7,416)	(3,373)	-	(10,789)
Net loan loss recoveries	7,416	-	-	7,416
ACL at the end of the year for A/B Notes	$-	$473	$-	$473

Approximately $38.5 million of the December 31, 2020 balance of loans restructured using the A/B note restructure workout strategy were in accrual status as of December 31, 2020.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 9 – ALLOWANCE FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following table presents the activity in the ACL on loans and finance leases by portfolio segment for the indicated periods:

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage	Commercial & Industrial Loans	Consumer Loans	Total

Year Ended December 31,2020
(In thousands)
Allowance for credit losses:
Beginning balance, prior to adoption ASC 326	$44,806	$2,370	$39,194	$15,198	$53,571	$155,139
Impact of adopting ASC 326	49,837	797	(19,306)	14,731	35,106	81,165
Allowance established for acquired PCD loans	12,739	-	9,723	1,830	4,452	28,744
Provision for credit losses (1)	22,427	2,105	81,125	6,627	56,433	168,717
Charge-offs	(11,017)	(76)	(3,330)	(3,634)	(46,483)	(64,540)
Recoveries	1,519	184	1,936	3,192	9,831	16,662
Ending balance	$120,311	$5,380	$109,342	$37,944	$112,910	$385,887

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage	Commercial & Industrial Loans	Consumer Loans	Total

Year Ended December 31,2019
(In thousands)
Allowance for credit losses:
Beginning balance	$50,794	$3,592	$55,581	$32,546	$53,849	$196,362
Provision (release) for credit losses	14,091	(1,496)	(1,697)	(13,696)	43,023	40,225
Charge-offs	(22,742)	(391)	(15,088)	(7,206)	(52,160)	(97,587)
Recoveries	2,663	665	398	3,554	8,859	16,139
Ending balance	$44,806	$2,370	$39,194	$15,198	$53,571	$155,139

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage	Commercial & Industrial Loans	Consumer Loans	Total

Year Ended December 31, 2018
(In thousands)
Allowance for credit losses:
Beginning balance	$58,975	$4,522	$48,493	$48,871	$70,982	$231,843
Provision (release) for credit losses (2)	13,202	7,032	23,074	(8,440)	24,385	59,253
Charge-offs (2)	(24,775)	(8,296)	(23,911)	(9,704)	(50,106)	(116,792)
Recoveries	3,392	334	7,925	1,819	8,588	22,058
Ending balance	$50,794	$3,592	$55,581	$32,546	$53,849	$196,362

(1)Includes a $37.5 million charge related to the establishment of the initial reserves for non-PCD loans acquired in conjunction with the BSPR acquisition consisting of (i) a $13.6 million charge related to non-PCD residential mortgage loans; (ii) a $9.2 million charge related to non-PCD commercial mortgage loans; (iii) a $4.6 million charge related to non-PCD commercial and industrial loans; and (iv) a $10.2 million charge related to non-PCD consumer loans.

(2)During 2018, the Corporation transferred to held for sale $74.4 million (net of fair value write downs of $22.2 million) in nonaccrual loans. Approximately $6.5 million of the $22.2 million in charge-offs recorded on the transfer was taken against previously-established reserves for credit losses, resulting in a charge to the provision of $15.7 million for the year ended December 31, 2018. Loans transferred to held for sale in 2018 consisted of $33.0 million in nonaccrual construction loans (net of fair value write downs of $6.7 million), $39.6 million in nonaccrual commercial mortgage loans (net of fair value write downs of $13.8 million), and $1.8 million in nonaccrual commercial and industrial loans (net of fair value write-downs of $1.7 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation estimates the ACL following the methodologies described in Note 1, – Nature of Business and Summary of Significant Accounting Policies, above for each portfolio segment. The ACL for loans and finance leases was $155.1 million as of December 31, 2019. Upon adoption of CECL on January 1, 2020, the Corporation recognized an increase in the ACL for loans and finance leases of approximately $81.2 million, as a cumulative effect adjustment from the adoption of ASC 326, with a corresponding decrease in retained earnings, net of applicable income taxes. As of December 31, 2020, the ACL for loans and finance leases was $385.9 million, up $230.8 million from December 31, 2019, driven by the $81.2 million increase as a result of adopting CECL, a $168.7 million provision for credit losses on loans, and the establishment of a $28.7 million ACL for PCD loans acquired in conjunction with the BSPR acquisition. The $168.7 million provision for credit losses on loans and finance leases recorded for the year ended December 31, 2020, was $128.5 million higher than the $40.2 million provision recorded for the year ended December 31, 2019. The increase was driven by the adverse effect of the COVID-19 pandemic on the economic forecast utilized by the Corporation in its CECL model, in particular during the first half of 2020, and the $37.5 million charge to the provision related to the initial establishment of reserves for non-PCD loans required by the CECL methodology in connection with the closing of the BSPR acquisition in the third quarter of 2020. The Corporation recorded net charge-offs of $47.9 million for the year ended December 31, 2020, compared to $81.4 million for the year ended December 31, 2019. The decrease compared to the year ended December 31, 2019, primarily reflects a $10.6 million decrease in residential mortgage loans net charge-offs, loan loss recoveries of $3.9 million in connection with the repayment and cancellation of two nonaccrual commercial loans during the fourth quarter of 2020, the effect in 2019 of an $11.4 million charge-off taken on a commercial mortgage loan in the Florida region, and a $6.6 million decrease in consumer loans net charge-offs. The decrease in residential mortgage and consumer loans net charge-offs, as compared to 2019, reflects, in part, the effect of the deferred repayment arrangements provided to borrowers affected by the COVID-19 pandemic that maintained the delinquency status that existed at the date of the event until the end of the deferral period. For those loans where the ACL was determined based on a discounted cash flow model, as indicated in Note 1 – Nature of Business and Summary of Significant Accounting Policies, above, the change in the ACL due to the passage of time is recorded as part of the provision for credit losses.

The tables below present the ACL related to loans and finance leases and the carrying values of loans by portfolio segment as of December 31, 2020 and December 31, 2019:

As of December 31,2020	Residential Mortgage Loans	Construction Loans	Commercial Mortgage		Consumer Loans
				Commercial and Industrial Loans (1)
(Dollars in thousands)						Total
Total loans held for investment:
Amortized cost of loans	$3,521,954	$212,500	$2,230,602	$3,202,590	$2,609,643	$11,777,289
Allowance for credit losses	120,311	5,380	109,342	37,944	112,910	385,887
Allowance for credit losses to
amortized cost	3.42%	2.53%	4.90%	1.18%	4.33%	3.28%

As of December 31, 2019	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans		Consumer Loans
				Commercial and Industrial Loans
(Dollars in thousands)						Total

Total loans held for investment:
Amortized cost of loans	$2,933,773	$111,317	$1,444,586	$2,230,876	$2,281,653	$9,002,205
Allowance for credit losses	44,806	2,370	39,194	15,198	53,571	155,139
Allowance for credit losses to
amortized cost	1.53%	2.13%	2.71%	0.68%	2.35%	1.72%
____________

(1)As of December 31, 2020, includes $406.0 million of SBA PPP loans, which require no ACL as these loans are 100% guaranteed by the SBA.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In addition, the Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, such as unfunded loan commitments and standby letters of credit for commercial and construction loans, unless the obligation is unconditionally cancellable by the Corporation. The Corporation estimates the ACL for these off-balance sheet exposures following the methodology described in Note 1 – Nature of Business and Summary of Significant Accounting Policies, above. Upon adoption of CECL on January 1, 2020, the Corporation recognized an increase in the ACL for off-balance sheet exposures of approximately $3.9 million as a cumulative effect adjustment from the adoption of ASC 326, with a corresponding decrease in retained earnings, net of applicable income taxes. As of December 31, 2020, the ACL for off-balance sheet credit exposures was $5.1 million, including the $3.9 million effect of adopting CECL and a $1.2 million charge to the provision during 2020.

The following table presents the activity in the ACL for unfunded loan commitments and standby letters of credit for the years ended December 31, 2020, 2019 and 2018:

	Year Ended
	December 31,
	2020	2019	2018
(In thousands)
Beginning Balance	$-	$412	$676
Impact of adopting ASC 326	3,922	-	-
Provision (release) for credit losses	1,183	(412)	(264)
Ending balance	$5,105	$-	$412

NOTE 10 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio as of the dates indicated was composed of:

	December 31,
	2020	2019
(In thousands)
Residential mortgage loans	$50,289	$39,477

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 11 – OTHER REAL ESTATE OWNED

The following table presents OREO inventory as of the dates indicated:

	December 31,
(In thousands)	2020	2019

OREO
OREO balances, carrying value:
Residential (1)	$32,418	$46,912
Commercial	44,356	47,271
Construction	6,286	7,443
Total	$83,060	$101,626

(1)Excludes $18.6 million and $16.7 million as of December 31, 2020 and 2019, respectively, of foreclosures that meet the conditions of ASC Subtopic 310-40 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” and are presented as a receivable as part of other assets in the consolidated statements of financial condition.

NOTE 12 – RELATED-PARTY TRANSACTIONS

The Corporation granted loans to its directors, executive officers, and certain related individuals or entities in the ordinary course of business. The movement and balance of these loans were as follows:

Amount
(In thousands)
Balance at December 31, 2018	$1,024

New loans	154
Payments	(146)
Other changes	-
Balance at December 31, 2019	1,032

New loans	425
Payments	(953)
Other changes	-
Balance at December 31, 2020	$504

These loans were made subject to the provisions of the Federal Reserve’s Regulation O - “Loans to Executive Officers, Directors and Principal Shareholders of Member Banks,” which governs the permissible lending relationships between a financial institution and its executive officers, directors, principal shareholders, their families and related parties. Amounts related to changes in the status of those who are considered related parties are reported as other changes in the table above. There were no changes in the status of related parties during 2020 and 2019.

From time to time, the Corporation, in the ordinary course of its business, obtains services from related parties or makes contributions to non-profit organizations that have some association with the Corporation.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 13 – PREMISES AND EQUIPMENT

Premises and equipment comprise:

	Useful Life In Years		As of December 31,
	Minimum	Maximum	2020	2019
(Dollars in thousands)

Buildings and improvements	10	35	$138,686	$135,263
Leasehold improvements	1	10	82,034	56,530
Furniture and equipment	2	10	224,623	146,835
			445,343	338,628

Accumulated depreciation and amortization			(318,659)	(228,712)

			126,684	109,916
Land			23,873	22,939
Projects in progress			7,652	17,134
Total premises and equipment, net			$158,209	$149,989

Depreciation and amortization expense amounted to $20.1 million, $17.6 million, and $15.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

During 2020, the Corporation received insurance proceeds of $5.0 million resulting from the final settlement of the business interruption insurance claim related to lost profits caused by Hurricanes Irma and Maria. This amount is included as part of Other non-interest income in the consolidated statements of income. In addition, during 2020, the Corporation received insurance proceeds of $1.2 million related to hurricane-related expenses claims recorded as a contra-account of non-interest expenses, primarily consisting of occupancy and equipment costs.

During 2019 and 2018, the Corporation received insurance proceeds of $0.6 million and $2.0 million, respectively, related to casualty losses incurred at some facilities. The insurance proceeds were recorded against impairment losses. Insurance recoveries in excess of losses amounted to $0.1 million and $0.5 million for 2019 and 2018, respectively, and were recorded as a gain from insurance proceeds and reported as part of other non-interest income in the consolidated statements of income.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 14 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of December 31, 2020 and December 31, 2019 amounted to $38.6 million and $28.1 million, respectively. During the year ended December 31, 2020, the additions to goodwill included $6.3 million associated with the acquisition of BSPR and adjustments to goodwill within the one-year measurement period subsequent to the acquisition date in the amount of $4.2 million recorded in the fourth quarter of 2020. This transaction was accounted for as a business combination under the acquisition method of accounting in which the Corporation preliminarily allocated the total cash consideration paid of $1.3 billion over the estimated fair value of BSPR’s assets acquired and liabilities assumed. This acquisition also resulted in the recognition of $39.2 million of identifiable intangible assets as further discussed below. The amount of goodwill is subject to change, as the Corporation’s fair value estimates associated with the BSPR acquisition are considered preliminary estimates and are subject to refinement for a period of up to one year after the closing date of the acquisition as additional information related to those fair value estimates become available and such information is considered final. In addition to the goodwill recorded in connection with the acquisition of BSPR, the Corporation’s goodwill includes $28.1 million related to the United States (Florida) reporting unit.

The Corporation’s policy is to assess goodwill and other intangibles for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe that the values of goodwill or other intangibles may be impaired. Given the volatility in economic conditions and equity markets observed during 2020, triggered by the outbreak of the COVID-19 pandemic, the Corporation performed qualitative assessments during the first three quarters of 2020 to determine whether the continued effects of the COVID-19 pandemic constituted a triggering event that would indicate that it was more likely than not that the fair value of the Florida reporting unit was impaired. The Corporation concluded that the COVID-19 event was not a triggering event that required the performance of a quantitative test. In the fourth quarter of 2020, as part of its annual evaluation, the Corporation bypassed the qualitative assessment and proceeded directly to perform quantitative analyses to test for impairment the goodwill of the Florida reporting unit. Based on analyses under both the market and discounted cash flow approaches, the estimated fair value of the Florida reporting unit well exceeded the carrying amount of the entity, including goodwill as of the evaluation date (October 1). Goodwill was not impaired as of December 31, 2020 or 2019, nor was any goodwill written off due to impairment during 2020, 2019 and 2018.

The change in the carrying amount of goodwill attributable to operating segments are reflected in the following table.

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	United States Operations	Total
(In thousands)
Goodwill, January 1, 2020	$-	$-	$-	$28,098	$28,098
Merger and acquisitions	574	794	4,935	-	6,303
Adjustments	385	533	3,313	-	4,231
Goodwill, December 31, 2020	$959	$1,327	$8,248	$28,098	$38,632

The Corporation had other intangible assets of $40.9 million as of December 31, 2020, consisting of $35.8 million in core deposit intangibles, $4.7 million in purchased credit card relationship intangibles, and $0.3 million in insurance customer relationship intangibles. The additions of $35.4 million of core deposit intangibles and $3.8 million in purchased credit card relationship intangibles during 2020 was the result of the BSPR acquisition.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table shows the gross amount and accumulated amortization of the Corporation’s other intangible assets as of the indicated dates:

	Year Ended December 31, 2020
	Core deposit intangible	Purchased credit card relationship intangible	Insurance customer relationship intangible	Total
(In thousands)
Gross amount of intangible assets:
Beginning balance	$51,664	$24,465	$1,067	$77,196
Additions due to acquisitions	35,432	3,800	-	39,232
Ending Balance	87,096	28,265	1,067	116,428
Accumulated amortization:
Beginning balance	(48,176)	(20,850)	(597)	(69,623)
Amortization	(3,078)	(2,682)	(152)	(5,912)
Ending balance	(51,254)	(23,532)	(749)	(75,535)
Net intangible assets	$35,842	$4,733	$318	$40,893

	Year Ended December 31, 2019
	Core deposit intangible	Purchased credit card relationship intangible	Insurance customer relationship intangible	Total
(In thousands)
Gross amount of intangible assets:
Beginning balance	$51,664	$24,465	$1,067	$77,196
Accumulated amortization:
Beginning balance	(47,329)	(18,763)	(445)	(66,537)
Amortization	(847)	(2,087)	(152)	(3,086)
Ending balance	(48,176)	(20,850)	(597)	(69,623)
Net intangible assets	$3,488	$3,615	$470	$7,573

	Year Ended December 31, 2018
	Core deposit intangible	Purchased credit card relationship intangible	Insurance customer relationship intangible	Total
(In thousands)
Gross amount of intangible assets:
Beginning balance	$51,664	$24,465	$1,067	$77,196
Accumulated amortization:
Beginning balance	(46,187)	(16,464)	(293)	(62,944)
Amortization	(1,142)	(2,299)	(152)	(3,593)
Ending balance	(47,329)	(18,763)	(445)	(66,537)
Net intangible assets	$4,335	$5,702	$622	$10,659

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The weighted average remaining amortization periods typically range from one to six years. As mentioned above, the Corporation analyzes core deposit intangibles and customer relationship intangibles annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may suggest impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles or customer relationship intangibles as of December 31, 2020.

The estimated aggregate annual amortization expense related to the intangible assets for future periods was as follows as of December 31, 2020:
Amount
(In thousands)
2021	$11,293
2022	8,731
2023	7,651
2024	6,346
2025	3,469
2026 and after	3,403

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

Below is a summary of transactions with VIEs for which the Corporation has retained some level of continuing involvement:

Trust-Preferred Securities

In 2004, FBP Statutory Trust I, a financing trust that is wholly owned by the Corporation, sold to institutional investors $100 million of its variable-rate TRuPs. FBP Statutory Trust I used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable-rate common securities, to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a financing trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable-rate TRuPs. FBP Statutory Trust II used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable-rate common securities, to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures, net of related issuance costs, are presented in the Corporation’s consolidated statements of financial condition as other borrowings. The variable-rate TRuPs are fully and unconditionally guaranteed by the Corporation. The Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable-rate TRuPs).

During the third quarter of 2020, the Corporation completed the repurchase of $0.4 million of TRuPs of the FBP Statutory Trust I, which resulted in a commensurate reduction in the related Floating Rate Junior Subordinated Debentures. The Corporation’s purchase price equated to 75% of the $0.4 million par value. The 25% discount resulted in a gain of approximately $0.1 million. In addition, during the first quarter of 2018, the Corporation completed the repurchase of $23.8 million of TRuPs of the FBP Statutory Trust I that were auctioned in a public sale at which the Corporation was invited to participate. The Corporation’s winning bid equated to 90% of the $23.8 million par value. The 10% discount resulted in a gain of approximately $2.3 million. These gains are reflected in the consolidated statements of income as gain on early extinguishment of debt.

The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated certain TRuPs from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. As of December 31, 2020, the Corporation was current on all interest payments due on its subordinated debt.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Private Label MBS

During 2004 and 2005, an unaffiliated party, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates (“private label MBS”). The seller initially provided the servicing for a fee, which is senior to the obligations to pay private label MBS holders. The seller then entered into a sales agreement through which it sold and issued these private label MBS in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of these private label MBS; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. These private label MBS are variable-rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank. Interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists, and the Bank, as the sole holder of the securities, absorbs all risks from losses on non-accruing loans and repossessed collateral. As of December 31, 2020, the amortized cost and fair value of these private label MBS amounted to $12.3 million and $8.4 million, respectively, with a weighted average yield of 2.25%, which is included as part of the Corporation’s available-for-sale investment securities portfolio. As described in Note 5 – Investment Securities, above, the ACL on these private label MBS amounted to $1.0 million as of December 31, 2020.

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

CPG/GS used cash proceeds of the aforementioned seller-financed loan to cover operating expenses and debt service payments, including those related to the loan that was paid off in October 2019. FirstBank will not receive any return on its equity interest until PRLP receives an aggregate amount equivalent to its initial investment and a priority return of at least 12%, which has not occurred, resulting in FirstBank’s interest in CPG/GS being subordinate to PRLP’s interest. CPG/GS will then begin to make payments pro rata to PRLP and FirstBank, 35% and 65%, respectively, until FirstBank has achieved a 12% return on its invested capital and the aggregate amount of distributions is equal to FirstBank’s capital contributions to CPG/GS.

The Bank has determined that CPG/GS is a VIE in which the Bank is not the primary beneficiary. In determining the primary beneficiary of CPG/GS, the Bank considered applicable guidance that requires the Bank to qualitatively assess the determination of whether it is the primary beneficiary (or consolidator) of CPG/GS based on whether it has both the power to direct the activities of CPG/GS that most significantly affect the entity’s economic performance and the obligation to absorb losses of, or the right to receive benefits from, CPG/GS that could potentially be significant to the VIE. The Bank determined that it does not have the power to direct the activities that most significantly impact the economic performance of CPG/GS as it does not have the right to manage or influence the loan portfolio, foreclosure proceedings, or the construction and sale of the property; therefore, the Bank concluded that it is not the primary beneficiary of CPG/GS.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Servicing Assets (MSRs)

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by GNMA and, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of December 31, 2020, the Corporation serviced loans securitized through GNMA with a principal balance of $2.1 billion. Also, certain conventional conforming loans are sold to FNMA or FHLMC with servicing retained. The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. MSRs are included as part of other assets in the consolidated statements of financial condition.

The changes in MSRs are shown below for the indicated periods:

	Year Ended December 31,
	2020	2019	2018
(In thousands)
Balance at beginning of year	$26,762	$27,428	$25,255
Purchases of servicing assets (1)	7,781	-	-
Capitalization of servicing assets	4,864	4,039	3,864
Amortization	(5,777)	(4,592)	(2,895)
Temporary impairment (charges) recoveries, net	(206)	(43)	1,289
Other (2)	(353)	(70)	(85)
Balance at end of year	$33,071	$26,762	$27,428

(1) Represents MSRs acquired in the BSPR acquisition.

(2)Amount represents adjustments related to the repurchase of loans serviced for others, including loans previously serviced for BSPR and eliminated as part of the acquisition.

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

Changes in the impairment allowance were as follows for the indicated periods:

	Year Ended December 31,
	2020	2019	2018
(In thousands)
Balance at beginning of year	$73	$30	$1,451
Temporary impairment charges	301	78	123
OTTI of servicing assets	(77)	-	(132)
Recoveries	(95)	(35)	(1,412)
Balance at end of year	$202	$73	$30

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of net servicing income, included as part of mortgage banking activities in the consolidated statements of income, are shown below for the indicated periods:
	Year Ended December 31,
	2020	2019	2018
(In thousands)
Servicing fees	$9,268	$8,522	$8,704
Late charges and prepayment penalties	570	610	510
Adjustment for loans repurchased (1)	(353)	(70)	(85)
Other	-	(15)	(8)
Servicing income, gross	9,485	9,047	9,121
Amortization and impairment of servicing assets	(5,983)	(4,635)	(1,606)
Servicing income, net	$3,502	$4,412	$7,515

(1)Includes $14 thousand for the year ended December 31, 2020 related to the elimination of MSRs associated with loans previously serviced for BSPR.

The Corporation’s MSRs are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages ranged as follows for the indicated periods:

	Maximum	Minimum
Year Ended December 31, 2020
Constant prepayment rate:
Government-guaranteed mortgage loans	6.5%	6.2%
Conventional conforming mortgage loans	7.2%	6.9%
Conventional non-conforming mortgage loans	9.2%	8.6%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	13.7%

Year Ended December 31, 2019
Constant prepayment rate:
Government-guaranteed mortgage loans	6.4%	6.2%
Conventional conforming mortgage loans	6.9%	6.7%
Conventional non-conforming mortgage loans	9.3%	8.9%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

Year Ended December 31, 2018
Constant prepayment rate:
Government-guaranteed mortgage loans	6.0%	5.6%
Conventional conforming mortgage loans	6.5%	6.2%
Conventional non-conforming mortgage loans	10.3%	9.1%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.3%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The weighted-averages of the key economic assumptions that the Corporation used in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of December 31, 2020 and 2019 were as follows:

	December 31,	December 31,
	2020	2019
(In thousands)
Carrying amount of servicing assets	$33,071	$26,762
Fair value	$40,294	$31,027
Weighted-average expected life (in years)	7.86	8.39

Constant prepayment rate (weighted-average annual rate)	6.73%	6.45%
Decrease in fair value due to 10% adverse change	$1,006	$748
Decrease in fair value due to 20% adverse change	$1,970	$1,464

Discount rate (weighted-average annual rate)	11.20%	11.27%
Decrease in fair value due to 10% adverse change	$1,772	$1,450
Decrease in fair value due to 20% adverse change	$3,409	$2,783

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship between the change in assumption and the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the sensitivities.

NOTE 16 – DEPOSITS AND RELATED INTEREST

The following table summarizes deposit balances as of the dates indicated:
	December 31,
	2020	2019
(In thousands)

Type of account and interest rate:
Non-interest-bearing deposit accounts	$4,546,123	$2,367,856
Interest-bearing savings accounts - 0.05% to 1.40% (2019- 0.05% to 2.00%)	4,088,969	2,437,345
Interest-bearing checking accounts - 0.05% to 1.75% (2019- 0.05% to 1.00%)	3,651,806	1,412,390
Certificates of deposit ("CDs")- 0.10% to 4.75% (2019- 0.10% to 4.00%)	2,814,313	2,695,749
Brokered CDs- 0.85% to 2.75% (2019- 1.20% to 3.00%)	216,172	435,089
	$15,317,383	$9,348,429

The weighted-average interest rate on total interest-bearing deposits as of December 31, 2020 and 2019 was 0.55% and 1.18%, respectively.

As of December 31, 2020, the aggregate amount of unplanned overdrafts of demand deposits that were reclassified as loans amounted to $0.8 million (2019 - $4.1 million). Pre-arranged overdrafts lines of credit amounted to $26.0 million as of December 31, 2020 (2019 - $28.6 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents the contractual maturities of CDs, including brokered CDs, as of December 31, 2020:

Total
(In thousands)

Three months or less	$658,417
Over three months to six months	527,542
Over six months to one year	779,370
Over one year to two years	594,688
Over two years to three years	252,014
Over three years to four years	135,653
Over four years to five years	68,260
Over five years	14,541
Total	$3,030,485

As of December 31, 2020, CDs in denominations of $100,000 or higher amounted to $2.3 billion (2019 - $2.4 billion) including brokered CDs of $216.1 million (2019 - $434.8 million) at a weighted-average rate of 2.00% (2019 - 2.15%) issued to deposit brokers in the form of large certificates of deposits that are generally participated out by brokers in shares of less than the FDIC insurance limit. As of December 31, 2020, unamortized broker placement fees amounted to $0.4 million (2019 - $0.9 million), which are amortized over the contractual maturity of the brokered CDs under the interest method. As of December 31, 2020, time deposits in denominations of $250,000 or more amounted to $1.0 billion (2019 - $1.3 billion).

Brokered CDs mature as follows:

December 31,
2020
(In thousands)

Three months or less	$54,118
Over three months to six months	24,502
Over six months to one year	37,287
Over one year to three years	77,953
Over three years to five years	22,312
Total	$216,172

As of December 31, 2020, deposit accounts issued to government agencies amounted to $2.1 billion (2019 - $1.1 billion). These deposits are insured by the FDIC up to the applicable limits, generally $250,000. The uninsured portions were collateralized by securities and loans with an amortized cost of $2.0 billion (2019 - $780.9 million) and an estimated market value of $2.1 billion (2019 - $769.6 million). In addition, as of December 31, 2019, the Corporation used $212.0 million in letters of credit issued by the FHLB as pledges for public deposits in the Virgin Islands. As of December 31, 2020, the Corporation had $1.8 billion of government deposits in Puerto Rico (2019 - $826.9 million), $280.2 million in the Virgin Islands (2019 - $227.7 million) and $9.7 million in Florida (2019 - $7.6 million).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

A table showing interest expense on deposits for the indicated periods follows:
	Year Ended December 31,
	2020	2019	2018
(In thousands)
Interest-bearing checking accounts	$5,933	$6,071	$5,208
Savings	11,116	16,017	14,298
CDs	43,350	44,658	33,652
Brokered CDs	7,989	11,036	14,493
Total	$68,388	$77,782	$67,651

The total interest expense on deposits included the amortization of broker placement fees related to brokered CDs amounting to $0.5 million, $0.7 million, and $1.2 million for 2020, 2019 and 2018, respectively. For 2020, total interest expense included $1.0 million for the accretion of premiums related to time deposits assumed in the BSPR acquisition. Refer to Note 2 – Business Combination, for additional information.

NOTE 17 – LOANS PAYABLE

The Corporation participates in the Borrower-in-Custody Program (the “BIC Program”) of the FED. Through the BIC Program, a broad range of loans (including commercial, consumer and residential mortgages) may be pledged as collateral for borrowings through the FED Discount Window. As of December 31, 2020, pledged collateral that is related to this credit facility amounted to $1.6 billion, mainly commercial, consumer and residential mortgage loans, which after a margin haircut represents approximately $960 million of credit availability under this program. With the impacts of COVID-19 on individuals, communities and organizations continuing to evolve, the Federal Reserve has taken several actions to support the economy and financial stability of market participants including, among other things, lowering the target range for the federal funds rate and relaunching large scale asset purchases. The FED Discount Window program provided the opportunity to access a low-rate short-term source of funding in the current highly volatile market environment. There were no outstanding borrowings under the Primary Credit FED Discount Window Program as of December 31, 2020.

NOTE 18 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) as of the dates indicated consisted of the following:

	December 31,
	2020	2019
(In thousands)
Long-term repurchase agreement (1)(2)	$300,000	$100,000

(1)Weighted-average interest rate of 1.77% and 2.26% as of December 31, 2020 and 2019, respectively. As of December 31, 2020, includes repurchase agreements of $200 million tied to variable rates.

(2)During the first quarter of 2020, a repurchase agreement counterparty exercised its call option on $200 million of reverse repurchase agreements that were previously offset in the statement of financial condition against variable-rate repurchase agreements, pursuant to ASC Subtopic 210-20-45-11, “Balance Sheet – Offsetting – Repurchase and Reverse Repurchase Agreements.”

Accrued interest payable on repurchase agreements amounted to $1.0 million and $0.8 million as of December 31, 2020 and 2019, respectively.

Repurchase agreements mature as follows as of the indicated date:

December 31,2020
(In thousands)

One year to three years	$100,000
Three to five years	200,000
Total	$300,000

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following securities were sold under agreements to repurchase:

	As of December 31, 2020
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
(Dollars in thousands)

U.S. government-sponsored agencies	$12,219	$11,013	$12,351	1.94%
MBS	320,640	288,987	329,438	1.65%

Total	$332,859	$300,000	$341,789

Accrued interest receivable	$753

	As of December 31, 2019
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
(Dollars in thousands)

U.S. government-sponsored agencies	$13,776	$4,723	$13,768	1.53%
MBS	115,630	95,277	116,397	2.31%

Total	$129,406	$100,000	$130,165

Accrued interest receivable	$347

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The maximum aggregate balance of repurchase agreements outstanding at any month-end during 2020 was $475.8 million (2019 - $150.1 million). The average balance during 2020 was $291.5 million (2019 - $110.6 million). The weighted-average interest rate during 2020 and 2019 was 2.28% and 6.01%, respectively, considering negative market rates on reverse repurchase agreements.

As of December 31, 2020 and 2019, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of December 31, 2020, grouped by counterparty, were as follows:

		Weighted-Average
(Dollars in thousands)	Amount	Maturity (In Months)
Counterparty
JP Morgan Chase	$100,000	13
Credit Suisse First Boston	200,000	49
	$300,000

NOTE 19 – ADVANCES FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB as of the indicated dates:

	December 31,	December 31,
	2020	2019

(In thousands)

Short-term Fixed-rate advances from FHLB (1)	$-	$35,000
Long-term Fixed-rate advances from FHLB (2)	440,000	535,000
	$440,000	$570,000

(1)Interest rate of 1.83% as of December 31, 2019.

(2)Weighted-average interest rate of 2.26% and 2.21% as of December 31, 2020 and 2019, respectively.

Advances from FHLB mature as follows as of the indicated date:

December 31, 2020
(In thousands)

Over three to six months	$120,000
Over six months to one year	120,000
Over one to three years	200,000
Total	$440,000

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation receives advances from the FHLB under an Advances, Collateral Pledge, and Security Agreement (the “Collateral Agreement”). The Collateral Agreement requires the Corporation to maintain a minimum amount of qualifying mortgage collateral with a market value of generally 125% or higher than the outstanding advances. As of December 31, 2020 and 2019, the estimated value of specific mortgage loans pledged as collateral amounted to $1.6 billion and $1.3 billion, respectively, as computed by the FHLB for collateral purposes. The carrying value of such loans as of December 31, 2020 amounted to $2.2 billion (2019 - $1.6 billion). As of December 31, 2020, the Corporation had additional capacity of approximately $1.2 billion on this credit facility based on collateral pledged at the FHLB, including a haircut reflecting the perceived risk associated with the collateral. Haircut refers to the percentage by which an asset’s market value is reduced for the purpose of collateral levels. Advances may be repaid prior to maturity, in whole or in part, at the option of the borrower upon payment of any applicable fee specified in the contract governing such advance. In calculating the fee, due consideration is given to (i) all relevant factors, including, but not limited to, any and all applicable costs of repurchasing and/or prepaying any associated liabilities and/or hedges entered into with respect to the applicable advance; (ii) the financial characteristics, in their entirety, of the advance being prepaid; and (iii), in the case of adjustable-rate advances, the expected future earnings of the replacement borrowing as long as the replacement borrowing is at least equal to the original advance’s par value and the replacement borrowing’s tenor is at least equal to the remaining maturity of the prepaid advance.

NOTE 20 – OTHER BORROWINGS

Other borrowings, as of the indicated dates, consisted of:

	December 31,	December 31,
(In thousands)	2020	2019
Floating rate junior subordinated debentures (FBP Statutory Trust I) (1) (2)	$65,205	$65,593
Floating rate junior subordinated debentures (FBP Statutory Trust II) (3)	118,557	118,557
	$183,762	$184,150

(1)Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.75% over 3-month LIBOR (2.98% as of December 31, 2020 and 4.65% as of December 31, 2019).

(2)Refer to note 15 – “Non-Consolidated Variable Interest Entities and Servicing Assets – Trust Preferred Securities,” above for additional information about the Corporation’s repurchase in the third quarter of 2020 of $0.4 million in TRuPs associated with these junior subordinated debentures.

(3)Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.50% over 3-month LIBOR (2.74% as of December 31, 2020 and 4.41% as of December 31, 2019).

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 21 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the years ended December 31, 2020, 2019, and 2018 are as follows:

	Year Ended December 31,

	2020	2019	2018
(In thousands, except per share information)
Net income	$102,273	$167,377	$201,608
Less: Preferred stock dividends	(2,676)	(2,676)	(2,676)
Net income attributable to common stockholders	$99,597	$164,701	$198,932
Weighted-Average Shares:
Average common shares outstanding	216,904	216,614	215,709
Average potential dilutive common shares	764	520	968
Average common shares outstanding - assuming dilution	217,668	217,134	216,677

Earnings per common share:

Basic	$0.46	$0.76	$0.92

Diluted	$0.46	$0.76	$0.92

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 22 – STOCK-BASED COMPENSATION

On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of the then- effective Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based and non equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, other stock-based awards and cash-based awards. The Omnibus Plan authorizes the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. As of December 31, 2020, 5,670,102 authorized shares of common stock were available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation and Benefits Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Restricted Stock

Under the Omnibus Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted stock is subject to forfeiture and does not contain non-forfeitable dividend rights, participants may exercise full voting rights with respect to the shares of restricted stock granted to them. The restricted stock granted under the Omnibus Plan is typically subject to a vesting period. During 2020, the Corporation awarded to its independent directors 59,797 shares of restricted stock that are subject to one-year vesting from the dates of grant. In addition, during 2020, the Corporation awarded 851,673 shares of restricted stock to employees; fifty percent (50%) of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on three-year anniversary of the grant date. Included in those 851,673 shares of restricted stock were 47,194 shares granted to retirement-eligible employees. The total expense determined for the restricted stock awarded to retirement-eligible employees was charged against earnings as of the grant date. During 2019, the Corporation awarded to its independent directors 51,841 shares of restricted stock that were subject to one-year vesting periods from the dates of grant. In addition, during 2019, the Corporation awarded 262,371 shares of restricted stock to employees; 50% of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 262,371 shares of restricted stock were 16,808 shares granted to retirement-eligible employees. The fair value of the shares of restricted stock granted in 2020 and 2019 was based on the market price of the Corporation’s outstanding common stock on the date of the respective grant.

The following table summarizes the restricted stock activity in 2020 under the Omnibus Plan:

	2020
	Number of	Weighted-
	shares of	Average
	restricted	Grant Date
	stock	Fair Value

Unvested shares outstanding at beginning of year	644,805	$8.51
Granted	911,470	4.16
Forfeited	(3,086)	6.07
Vested	(232,466)	7.23
Unvested shares outstanding at end of year	1,320,723	$5.74

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For the years ended December 31, 2020, 2019 and 2018, the Corporation recognized $3.2 million, $2.8 million and $3.4 million, respectively, of stock-based compensation expense related to restricted stock awards. As of December 31, 2020, there was $3.2 million of total unrecognized compensation cost related to unvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost was 1.5 years as of December 31, 2020.

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

Performance Units

Under the Omnibus Plan, the Corporation may award performance units to Omnibus Plan participants. During 2020, the Corporation granted 502,307 units to executives, with each unit representing the value of one share of the Corporation’s common stock. The performance units granted in 2020 are for the performance period beginning January 1, 2020 and ending on December 31, 2022 and are subject to three-year service periods from the date of grant. These awards do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock. The performance units will vest based on the achievement of a pre-established tangible book value per share target as of December 31, 2022. All of the performance units will vest if performance is at the pre-established performance target level or above. However, the participants may vest with respect to 50% of the awards to the extent that performance is below the target but at 80% of the pre-established performance target level (the “80% minimum threshold”), which is measured based upon the growth in the tangible book value during the performance cycle. If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold.

During 2019 and 2018, the Corporation awarded 200,053 and 304,408 performance units to executives, respectively. The performance units are subject to three-year service periods from the date of grant and a pre-established performance target level as described above.

The following table summarizes the performance units activity during 2020 under the Omnibus Plan:

Year Ended
(Number of units)	December 31, 2020
Performance units at beginning of year	504,461
Additions	502,307
Performance units at December 31, 2020	1,006,768

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The fair values of the performance units awarded during 2020 and 2019 were based on the market price of the Corporation’s outstanding common stock on the respective date of the grant. For the years ended December 31, 2020, 2019, and 2018, the Corporation recognized $1.8 million, $1.1 million, and $0.6 million, respectively, of stock-based compensation expense related to performance units. As of December 31, 2020, there was $2.6 million of total unrecognized compensation cost related to unvested performance units that the Corporation expects to recognize over the next three years. The total amount of compensation expense recognized reflects management’s assessment of the probability that the pre-established performance goal will be achieved. The Corporation will recognize a cumulative adjustment to compensation expense in the then-current period to reflect any changes in the probability of achievement of the performance goals.

Other awards

Under the Omnibus Plan, the Corporation may grant shares of unrestricted stock to plan participants. During the third quarter of 2020, the Corporation granted to its independent directors 19,157 shares of unrestricted stock that were fully vested on the grant date. For the year ended December 31, 2020, the Corporation recognized $0.1 million of stock-based compensation expense related to unrestricted stock awards. There were no grants of unrestricted stock in 2019.

Salary stock

Effective April 1, 2013, the Corporation’s Board of Directors determined to increase the salary amounts paid to certain executive officers, primarily by paying the increased salary amounts in the form of shares of the Corporation’s common stock issued under the Omnibus Plan, instead of cash. During 2018, the Corporation issued 268,709 shares of common stock with a weighted-average market value per share of $6.51 as salary stock compensation. This resulted in compensation expense of $1.7 million recorded in 2018. Effective July 1, 2018, the Corporation ceased paying additional salary amounts in the form of stock in accordance with its revised executive compensation program.

Shares withheld

During 2020, the Corporation withheld 51,814 shares (2019 – 176,015 shares) of the restricted stock that vested during such period to cover the officers’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid in cash any fractional share of salary stock to which an officer was entitled. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 23 – STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2020 and 2019, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of December 31, 2020 and 2019, there were 223,034,348 and 222,103,721 shares issued, respectively, and 218,235,064 and 217,359,337 shares outstanding, respectively. Refer to Note 22 – Stock-Based Compensation, above for information about transactions related to common stock under the Omnibus Plan.

For the years ended December 31, 2020 and 2019, total cash dividends declared on shares of common stock amounted to $43.8 million and $30.5 million, respectively. On January 28, 2021, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $0.07 per common share, which represents an increase of $0.02 per common share compared to the dividend paid on December 11, 2020. The dividend is payable on March 12, 2021 to shareholders of record at the close business on February 26, 2021. The Corporation intends to continue to pay quarterly dividends on common stock. However, the Corporation’s common stock dividends, including the declaration, timing and amount, remain subject to consideration and approval by the Corporation’s Board Directors at the relevant times.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of December 31, 2020, the Corporation had five outstanding series of non-convertible, non-cumulative perpetual monthly income preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative perpetual monthly income preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E preferred stock in a quotation medium. The Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. For each year, 2020 and 2019, total cash dividends declared on shares of preferred stock amounted to $2.7 million. The Corporation intends to continue to make monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. However, the Corporation’s monthly dividend payments on the non-cumulative perpetual monthly income preferred stock, including the declaration, timing and amount, remain subject to consideration and approval by the Corporation’s Board Directors at the relevant times

Treasury stock

During 2020 and 2019, the Corporation withheld an aggregate of 51,814 shares and 176,015 shares, respectively, of the restricted stock that vested during those periods, to cover the officers’ payroll and income tax withholding liabilities; these shares are held as treasury stock. As of December 31, 2020 and 2019, the Corporation had 4,799,284 and ,4,744384 shares held as treasury stock, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If the legal surplus reserve is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. During 2020 and 2019, the Corporation transferred $11.7 million and $17.4 million, respectively, to the legal surplus reserve. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $109.3 million and $97.6 million as of December 31, 2020 and 2019, respectively.

NOTE 24 – EMPLOYEE BENEFIT PLANS

Defined Benefit Retirement Plans

The Corporation maintains two frozen qualified noncontributory defined benefit pension plans (the “Pension Plans”), and a related complementary post-retirement benefit plan covering medical benefits and life insurance after retirement that it obtained in the BSPR acquisition (the “Postretirement Benefit Plan”). One defined benefit pension plan covers substantially all former BSPR’s employees who were active before January 1, 2007 (the “BSPR Plan”), while the other defined benefit pension plan covers personnel of an institution previously-acquired by BSPR. Benefits are based on salary and years of service. The accrual of benefits under the Pension Plans is frozen to all participants.

The Corporation requires recognition of a plan’s overfunded and underfunded status as an asset or liability with an offsetting adjustment to accumulated other comprehensive loss pursuant to the ASC Topic 715, Compensation-Retirement Benefits. Actuarial gains or losses, prior-service costs, and transition assets or obligations are recognized as components of net periodic benefit costs.

Year Ended December 31, 2020	Pension Plans	Postretirement Benefit Plan
(In thousands)
Changes in projected benefit obligation:
Projected benefit obligation, September 1	$107,571	$235
Interest cost	900	2
Actuarial loss (1)	1,321	28
Benefits paid	(1,539)	(20)
Projected benefit obligation, December 31	$108,253	$245

Changes in plan assets:
Fair value of plan assets, September 1	$104,522	$-
Actual return on plan assets	2,980	-
Benefits paid	(1,539)	-
Fair value of plan assets at the end of period	105,963	-
Net benefit obligation	$(2,290)	$(245)

(1) Significant components of the Pension Plans’ actuarial loss that changed the benefit obligation were mainly related to updates in discount and mortality rates.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following are the pre-tax amounts recognized in accumulated other comprehensive loss:

Year Ended December 31, 2020	Pension Plans	Postretirement Benefit Plan
(In thousands)
Net actuarial loss	$404	$28
Net amount recognized	$404	$28

The weighted-average assumed discount rate to determine the projected benefit obligations as of December 31, 2020 was 2.36%.

Financial data relative to the Pension Plans and the Postretirement Benefit Plan is summarized in the following tables:

Period from September 1, 2020 to December 31, 2020	Location	Pension Plans	Postretirement Benefit Plan
(Dollars in thousands)
Net periodic benefit (income) loss:
Interest cost	Other expenses	$900	$2
Expected return on plan assets	Other expenses	(2,062)	-
Net periodic benefit (income) loss		(1,162)	2
Pre-tax amounts recognized in OCI:
Net actuarial loss		404	28
Net amount recognized in OCI		404	28
Total net periodic pension (income) loss recognized
in total comprehensive income, pre-tax		$(758)	$30
Weighted average assumptions used to determine
net periodic pension cost:
Discount rate		2.36%	2.44%
Expected return on plan assets		5.99%	N/A	%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The discount rate is estimated as the single equivalent rate such that the present value of the plan’s projected benefit obligation cash flows using the single rate equals the present value of those cash flows using the above mean actuarial yield curve. In developing the expected long-term rate of return assumption, the Corporation evaluated input from a consultant and the Corporation’s long-term inflation assumptions and interest rate scenarios. Projected returns are based on the same asset categories as the plan using well-known broad indexes. Expected returns are based by historical returns with adjustments to reflect a more realistic future return. Adjustments are done by categories, taking into consideration current and future market conditions. The Corporation also considered historical returns on its plan assets to review the expected rate of return. The Corporation anticipated that the Plan’s portfolio would generate a weighted annual long-term rate of return of 5.99%. The investment policy statement for the Pension Plans includes: (i) liability hedging assets to reduce funded status risk, (ii) diversified return seeking assets to reduce equity risk, and (iii) establishes different glidepaths specific for each plan to systematically reduce risk as the funded status improves.

The following presents the changes in accumulated other comprehensive loss of the Pension Plans and Postretirement Benefit Plan as of December 31, 2020:

Year ended December 31, 2020	Pension Plans	Postretirement Benefit Plan
(In thousands)
Accumulated other comprehensive loss at beginning of period	$-	$-
Net actuarial loss	404	28
Total increase in other comprehensive loss	404	28
Accumulated other comprehensive loss at end of period	$404	$28

The following table presents information for the plans with a projected benefit obligation and accumulated benefit obligation in excess of plan assets for the year ended December 31, 2020:
	Pension Plans	Postretirement Benefit Plan
(In thousands)
Projected benefit obligation	$70,179	$245
Accumulated benefit obligation	70,179	245
Fair value of plan assets	64,200	-

The Pension Plans weighted-average asset allocations as of December 31, 2020 by asset category are as follows:
December 31, 2020
Asset category
Equity securities	0%
Debt securities	0%
Investment in funds	98%
Other	2%
100%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The Corporation does not expect to contribute to the Pension Plans during 2021.

The Corporation’s investment policy with respect to the Corporation’s Pension Plans is to optimize, without undue risk, the total return on investment of the Plan assets after inflation, within a framework of prudent and reasonable portfolio risk. The investment portfolio is diversified in multiple asset classes to reduce portfolio risk, and assets may be shifted between asset classes to reduce volatility when warranted by projections of the economic and/or financial market environment, consistent with Employee Retirement Income Security Act of 1974, as amended (ERISA). As circumstances and market conditions change, the Corporation’s target asset allocations may be amended to reflect the most appropriate distribution given the new environment, consistent with the investment objectives.

Expected future benefit payments for the plans are as follows:

	Pension Plans	Postretirement Benefit Plan
(Dollars in thousands)
2021	$6,415	$57
2022	6,935	47
2023	6,862	38
2024	6,793	30
2025	6,299	24
2026 through 2030	28,944	58
	$62,248	$254

As of December 31, 2020, substantially all of the plan assets of $106 million were invested in common collective trusts, which primarily consist of equity securities, mortgage-backed securities, corporate bonds and U. S. Treasuries. The portfolios in both plans have been measured at fair value using the net asset value per unit as a practical expedient as permitted by ASC Topic 820, and accordingly, have not been classified in the fair value hierarchy as of December 31, 2020.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Determination of Fair Value

The valuation process begins with market quotations for the individual security. Since many fixed maturities do not trade on a daily basis, each asset class is evaluated on its own based on relevant market information, relevant credit information, perceived market movements, and sector news. The market inputs utilized in the pricing evaluation, listed in the approximate order of priority, include: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, and industry and economic events. The extent of the use of each market input depends on the asset class and the market conditions. Depending on the security, the priority of use of inputs may change or some market inputs may not be relevant. Additional inputs may be necessary for some securities. Some fair value estimates are determined from quotes provided by market makers or broker-dealers that are considered to be market participants and are considered to be an estimate of fair value that is indicative of market transactions.

The following is a description of the valuation inputs and techniques used to measure the fair value of pension plan assets:

Investment in Funds - Investment in collectible funds have been measured at fair value using the net assets value per unit practical expedient and, accordingly, have not been classified in the fair value hierarchy.

Interest-Bearing Deposits - Interest-bearing deposits consist of money market accounts with short-term maturities and, therefore, the carrying value approximates fair value.

Defined Contribution Plan

In addition, FirstBank provides contributory retirement plans pursuant to Section 1081.01 of the Puerto Rico Internal Revenue Code of 2011 for Puerto Rico employees and Section 401(k) of the U.S. Internal Revenue Code for USVI and U.S. employees (the “Plans”). All employees are eligible to participate in the Plans after three months of service for purposes of making elective deferral contributions and one year of service for purposes of sharing in the Bank’s matching, qualified matching, and qualified non-elective contributions. Under the provisions of the Plans, the Bank contributes 50% of the first 6% of the participant’s compensation contributed to the Plans on a pretax basis, up to an annual limit. The matching contribution of fifty cents for every dollar of the employee’s contribution is comprised of: (i) twenty-five cents for every dollar of the employee’s contribution up to 6% of the employee’s eligible compensation to be paid to the Plan as of each bi-weekly payroll; and (ii) an additional twenty-five cents for every dollar of the employee’s contribution up to 6% of the employee’s eligible compensation to be deposited as a lump sum subsequent to the Plan Year. Puerto Rico employees were permitted to contribute up to $15,000 for each of 2020, 2019 and 2018 (USVI and U.S. employees - $19,500 for 2020, $19,000 for 2019 and $18,500 for 2018). Additional contributions to the Plans may be voluntarily made by the Bank as determined by its Board of Directors. No additional discretionary contributions were made for the years ended December 31, 2020, 2019 and 2018. The contributory savings plan assumed in the BSPR acquisition also provided for matching contribution up to 6% of the employee’s compensation. The Bank had total plan expenses of $3.0 million, $2.9 million and $1.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 25 – OTHER NON-INTEREST EXPENSES

A detail of other non-interest expenses is as follows for the indicated periods:

	Year Ended December 31,
	2020	2019	2018
(In thousands)
Supplies and printing	$2,391	$1,966	$2,177
Amortization of intangible assets	5,912	3,086	3,593
Servicing and processing fees	4,696	4,781	4,991
Insurance and supervisory fees	6,324	3,596	4,602
Provision for operational losses	3,390	2,164	1,836
Other	3,105	4,640	5,140
Total	$25,818	$20,233	$22,339

NOTE 26 – OTHER NON-INTEREST INCOME

A detail of other non-interest income is as follows for the indicated periods:

	Year Ended December 31,
	2020	2019	2018
(In thousands)

Non-deferrable loan fees	$3,750	$2,789	$2,384
Merchant-related income	5,844	5,635	5,244
ATM and POS fees	7,723	9,147	9,515
Credit and debit card interchange and other fees	12,042	11,759	9,598
Mail and cable transmission commissions	2,540	2,207	2,101
Fair value adjustments and gain (losses) on sales of commercial and
construction loans held for sale	-	2,316	(3,186)
Gain (loss) from sales of fixed-assets	215	(242)	1,366
Gain from insurance proceeds	5,000	660	537
Other	4,720	5,638	5,183
Total	$41,834	$39,909	$32,742

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 27 – INCOME TAXES

Income tax expense includes Puerto Rico and USVI income taxes, as well as applicable U.S. federal and state taxes. The Corporation is subject to Puerto Rico income tax on its income from all sources. As a Puerto Rico corporation, FirstBank is treated as a foreign corporation for U.S. and USVI income tax purposes and, accordingly, is generally subject to U.S. and USVI income tax only on its income from sources within the U.S. and USVI or income effectively connected with the conduct of a trade or business in those jurisdictions. Any such tax paid in the U.S. and USVI is also creditable against the Corporation’s Puerto Rico tax liability, subject to certain conditions and limitations.

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

The CARES Act of 2020 includes several provisions to stimulate the U.S. economy in the midst of the COVID-19 pandemic. Among these, are tax provisions that temporarily modified the taxable income limitations for NOL usage to offset future taxable income, NOL carryback provisions and other related income and non-income based tax laws. The Corporation has evaluated such provisions and determined that the impact of the CARES Act of 2020 on the income tax provision and deferred tax assets as of December 31, 2020 was not significant.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The components of income tax expense (benefit) are summarized below for the indicated periods:

	Year Ended December 31,
	2020	2019	2018
(In thousands)
Current income tax expense	$18,421	$16,986	$14,073
Deferred income tax expense (benefit):
Adjustment for enacted changes in tax law	-	-	15,402
Reversal of deferred tax asset valuation allowance	(8,000)	-	(63,228)
Other deferred income tax expense	3,629	55,009	22,783
Total income tax expense (benefit)	$14,050	$71,995	$(10,970)

The differences between the income tax expense applicable to income before the provision for income taxes and the amount computed by applying the statutory tax rate in Puerto Rico were as follows for the indicated periods:

	Year Ended December 31,
	2020		2019		2018
	Amount	% of Pretax Income	Amount	% of Pretax Income	Amount	% of Pretax Income
(Dollars in thousands)

Computed income tax at statutory rate	$43,621	37.5%	$89,764	37.5%	$74,349	39.0%
Federal and state taxes	4,944	4.2%	4,467	1.6%	3,768	2.0%
Benefit of net exempt income	(26,780)	(23.0)%	(24,811)	(10.4)%	(22,782)	(12.0)%
Disallowed NOL carryforward resulting from
net exempt income	9,054	7.8%	15,887	6.6%	14,904	7.8%
Deferred tax valuation allowance	(12,095)	(10.4)%	(14,108)	(5.9)%	(90,521)	(47.5)%
Adjustments in net deferred tax assets due to changes
in enacted tax rates	-	-%	-	-%	15,402	8.1%
Share-based compensation windfall	157	0.1%	(1,165)	(0.5)%	(1,595)	(0.8)%
Nondeductible expenses
and other permanent differences	(387)	(0.3)%	(1,712)	(0.7)%	(839)	(0.4)%
Tax return to provision adjustments	597	0.5%	1,846	0.8%	4	-%
Other-net	(5,061)	(4.3)%	1,827	1.1%	(3,660)	(1.9)%

Total income tax expense (benefit)	$14,050	12.1%	$71,995	30.1%	$(10,970)	(5.7)%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation's deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	December 31,
	2020	2019
(In thousands)
Deferred tax asset:
NOL carryforward	$220,496	$259,717
Allowance for credit losses	151,586	58,793
Alternative Minimum Tax credits available for carryforward	27,396	13,813
Unrealized loss on OREO valuation	13,426	13,963
Settlement payment-closing agreement	7,031	7,031
Legal and other reserves	4,120	2,791
Reserve for insurance premium cancellations	941	613
Differences between the assigned values and tax bases of assets and
liabilities recognized in purchase business combinations	11,956	-
Other	8,647	9,722
Total gross deferred tax assets	$445,599	$366,443

Deferred tax liabilities:
Differences between the assigned values and tax bases of assets
and liabilities recognized in purchase business combinations	-	3,823
Servicing assets	9,571	8,906
Unrealized gain on available-for-sale securities, net	4,730	1,808
Other	53	511
Total gross deferred tax liabilities	14,354	15,048
Valuation allowance	(101,984)	(86,553)
Net deferred tax asset	$329,261	$264,842

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

On January 1, 2020, the Corporation increased its deferred tax assets by $31.3 million in connection with the transitional adjustment resulting from the adoption of the CECL accounting standard. In addition, the BSPR acquisition added $28.9 million of net deferred tax assets as of the acquisition date. In connection with the acquisition of BSPR, the Corporation re-evaluated the forecast of its projected taxable income, and, after consideration of the available positive and negative evidence, a partial release of the valuation allowance of $8.0 million was recorded in the third quarter of 2020.

After completion of the deferred tax asset valuation allowance analysis for the fourth quarter of 2020, management concluded that, as of December 31, 2020, it is more likely than not that FirstBank, the banking subsidiary, will generate sufficient taxable income to realize $144.7 million of its deferred tax assets related to NOLs within the applicable carry-forward periods. The net deferred tax assets of FirstBank amounted to $329.1 million as of December 31, 2020, net of a valuation allowance of $59.9 million, compared to a deferred tax asset of $264.8 million, net of a valuation allowance of $55.6 million, as of December 31, 2019. The positive evidence considered by management in arriving at its conclusion included factors such as: FirstBank’s three-year cumulative income position; sustained periods of profitability; management’s proven ability to forecast future income accurately and execute tax strategies; forecasts of future profitability, under several potential scenarios that support the partial utilization of NOLs prior to their expiration

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

from 2021 through 2024; and the utilization of NOLs over the past three-years. The negative evidence considered by management included: uncertainties about the state of the Puerto Rico economy, including considerations on the impact of hurricane and pandemic recovery funds together with Puerto Rico government debt renegotiation efforts and the ultimate sustainability of the latest fiscal plan certified by the PROMESA oversight board.

Management’s estimate of future taxable income is based on internal projections that consider historical performance, multiple internal scenarios and assumptions, as well as external data that management believes is reasonable. If events are identified that affect the Corporation’s ability to utilize its deferred tax assets, the analysis will be updated to determine if any adjustments to the valuation allowance are required. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the remaining valuation allowance may need to be increased. Such an increase could have a material adverse effect on the Corporation’s financial condition and results of operations. Conversely, a higher than projected proportion of taxable income to exempt income could lead to a higher usage of available NOLs and a lower amount of disallowed NOLs from projected levels of tax-exempt income, per the 2011 PR code, which in turn could result in further releases of the deferred tax valuation allowance; any such decreases could have a material positive effect on the Corporation’s financial condition and results of operations.

As of December 31, 2020, approximately $210.7 million of the deferred tax assets of the Corporation are attributable to temporary differences or tax credit carryforwards that have no expiration date, compared to $92.0 million in 2019. The valuation allowance attributable to FirstBank’s deferred tax assets of $59.9 million as of December 31, 2020 is related to the estimated NOL disallowance attributable to projected levels of tax-exempt income, NOLs attributable to the Virgin Islands jurisdiction, and capital losses. The remaining balance of $43 million of the deferred tax asset valuation allowance non-attributable to FirstBank is mainly related to NOLs and capital losses at the holding company level. The Corporation will continue to provide a valuation allowance against its deferred tax assets in each applicable tax jurisdiction until the need for a valuation allowance is eliminated. The need for a valuation allowance is eliminated when the Corporation determines that it is more likely than not the deferred tax assets will be realized. The ability to recognize the remaining deferred tax assets that continue to be subject to a valuation allowance will be evaluated on a quarterly basis to determine if there are any significant events that would affect the ability to utilize these deferred tax assets.

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

In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 covering a comprehensive period and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI is creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For 2020 and 2019, the Corporation incurred an income tax expense of approximately $4.9 million and $4.5 million, respectively, related to its U.S. operations. The limitation did not impact the USVI operations in 2020 and 2019.

The Corporation accounts for uncertain tax positions under the provisions of ASC Topic 740. The Corporation’s policy is to report interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2020, the Corporation had an expense of $117 thousand of interest and penalties related to uncertain tax positions in the amount of $1.0 million that it acquired from BSPR, which, if recognized, would decrease the effective income tax rate in future periods. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding amounts for current tax year positions, expiration of open income tax returns due to the statute of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation, and legislative activity, and the addition or elimination of uncertain tax positions. The statute of limitations under the 2011 PR code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2016 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2015 remain open to examination.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 28 – OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents changes in accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (1)
Year ended
December 31,
2020		2019	2018
(In thousands)
Unrealized net holding gains (losses) on debt securities:
Beginning balance	$6,764	$(40,415)	$(20,609)
Other comprehensive income (loss)	48,961	47,179	(19,806)
Ending balance	$55,725	$6,764	$(40,415)

Unrealized holding losses on equity securities:
Beginning balance	$-	$-	$(6)
Reclassification to retained earnings per ASU 2016-01	-	-	6
Ending balance	$-	$-	$-

Adjustment of pension and postretirement benefit plans:
Beginning balance	$-	$-	$-
Other comprehensive loss	(270)	-	-
Ending balance	$(270)	$-	$-
______________________
(1) All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018:

		Reclassifications Out of Accumulated Other Comprehensive Income (Loss)
	Affected Line Item in the Consolidated Statements of Income	Year ended
		December 31,
		2020	2019	2018
(In thousands)
Unrealized net holding gains (losses)
on debt securities:
Realized (gain) loss on sale	Net gain (loss) on
of debt securities	investments securities	$(13,198)	$-	$34
Provision for credit losses	Provision for credit losses	1,641	-	-
OTTI on debt securities (1)	Net gain (loss) on
	investment securities	-	(497)	50
	Total before tax	$(11,557)	$(497)	$84
	Income tax expense (benefit)	-	-	-
	Total, net of tax	$(11,557)	$(497)	$84

(1)ASC 326, which became effective on January 1, 2020, requires credit losses on available-for -sale debt securities to be presented as an allowance rather than as a write-down. Thus, credit losses on debt securities recorded prior to January 1, 2020 are presented as OTTI on debt securities while credit losses on debt securities recorded after January 1, 2020 are presented as part of provision for credit losses.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 29 – LEASES

The Corporation accounts for its leases in accordance with ASC 842, “Leases” (“ASC Topic 842”), which it adopted on January 1, 2019. ASC Topic 842 requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying lease asset. The Corporation’s operating leases are primarily related to the Corporation’s branches and leased commercial space for ATMs. Our leases mainly have terms ranging from two years to thirty years, some of which include options to extend the leases for up to seven years. Liabilities to make future lease payments are recorded in accounts payable and other liabilities, while ROU assets are recorded in other assets in the Corporation’s consolidated statements of financial condition. As of December 31, 2020 and 2019, the Corporation did not have a lease that qualifies as a finance lease.

Operating lease cost for the year ended December 31, 2020 amounted to $13.8 million (2019 - $10.7 million), recorded in occupancy and equipment in the consolidated statement of income.

The Corporation assumed operating leases in the BSPR acquisition on September 1, 2020. The liability and related ROU assets recorded upon the assumption of these leases was approximately $52.1 million. Lease liabilities assumed in the BSPR acquisition were measured based on the net present value of remaining future lease payments, with considerations given to options to extend or renew each lease. Remaining future lease payments were discounted at the Corporation’s estimated incremental borrowing rate as of the date of acquisition.

Supplemental balance sheet information related to leases as of the indicated dates was as follows:
	As of	As of
	December 31,	December 31,
	2020	2019
(Dollars in thousands)

ROU asset	$103,186	$61,327
Operating lease liability	$106,502	$64,259
Operating lease weighted-average remaining lease term (in years)	8.5	10.8
Operating lease weighted-average discount rate	2.25%	3.29%

Generally, the Corporation cannot practically determine the interest rate implicit in the lease. Therefore, the Corporation uses its incremental borrowing rate as the discount rate for the lease.

Supplemental cash flow information related to leases is as follows:
	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
(In thousands)

Operating cash flow from operating leases (1)	$13,464	$10,219
ROU assets obtained in exchange for operating lease liabilities (2)	1,328	10,762

(1)Represents cash paid for amounts included in the measurement of operating lease liabilities.

(2)Represents non-cash activity and, accordingly, is not reflected in the consolidated statements of cash flows. Excludes the aforementioned $52.1 million of ROU assets and related liabilities assumed in the BSPR acquisition.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Maturities under lease liabilities as of December 31, 2020, were as follows:

Amount
(In thousands)

2021	$19,062
2022	17,945
2023	16,018
2024	14,507
2025	13,363
2026 and later years	37,783
Total lease payments	118,678
Less: imputed interest	(12,176)
Total present value of lease liability	$106,502

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

Level 3 Valuations of Level 3 assets and liabilities are based on unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined by using pricing models for which the determination of fair value requires significant management judgment as to the estimation.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Financial Instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale and marketable equity securities held at fair value

The fair value of investment securities was the market value based on quoted market prices (as is the case with U.S. Treasury notes, non-callable U.S. agencies debt securities, and equity securities with readily determinable fair values), when available (Level 1), or, market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt securities) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers and reference data, including market research operations, when available (Level 2). Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon discounted cash flow models that use unobservable inputs due to the limited market activity of the instrument, as is the case with certain private label MBS held by the Corporation (Level 3).

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

The Corporation considers a credit spread for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments in 2020, 2019 and 2018 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2020 and 2019:

	As of December 31,2020				As of December 31, 2019
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale:
U.S. Treasury securities	$7,507	$-	$-	$7,507	$7,479	$-	$-	$7,479
Noncallable U.S. agencies debt securities	-	173,371	-	173,371	-	146,777	-	146,777
Callable U.S. agencies debt securities and MBS	-	4,454,164	-	4,454,164	-	1,950,331	-	1,950,331
Puerto Rico government obligations	-	-	2,899	2,899	-	4,348	2,974	7,322
Private label MBS	-	-	8,428	8,428	-	-	11,116	11,116
Other investments	-	-	650	650	-	-	500	500
Equity securities	1,474	-	-	1,474	1,428	-	-	1,428
Derivatives, included in assets:
Interest rate swap agreements	-	1,622	-	1,622	-	-	-	-
Purchased interest rate cap agreements	-	1	-	1	-	11	-	11
Forward contracts	-	102	-	102	-	-	-	-
Interest rate lock commitments	-	737	-	737	-	341	-	341
Forward loan sales commitments	-	20	-	20	-	20	-	20
Liabilities:
Derivatives, included in liabilities:
Interest rate swap agreements	-	1,639	-	1,639	-	-	-	-
Written interest rate cap agreements	-	1	-	1	-	11	-	11
Forward contracts	-	280	-	280	-	138	-	138

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020, 2019, and 2018:

		2020	2019	2018
	Level 3 Instruments Only	Securities Available for Sale (1)	Securities Available for Sale (1)	Securities Available for Sale (1)
	(In thousands)
	Beginning balance	$14,590	$17,238	$19,855
	Total gain (losses) (realized/unrealized):
	Included in other comprehensive income	2,403	714	222
	Included in earnings	(1,641)	(497)	(50)
	BSPR securities acquired	150	-	-
	Purchases	-	-	500
	Principal repayments and amortization	(3,525)	(2,865)	(3,289)
	Ending balance	$11,977	$14,590	$17,238

	___________________
(1)	Amounts mostly related to private label MBS.

The tables below present qualitative information for significant assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2020 and 2019:

	December 31,2020
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
(Dollars in thousands)				Minimum	Maximum

Investment securities available-for-sale:

Private label MBS	$8,428	Discounted cash flows	Discount rate	12.2%	12.2%	12.2%
			Prepayment rate	1.2%	18.8%	12.1%
			Projected Cumulative Loss Rate	2.6%	22.3%	10.2%

Puerto Rico government obligations	2,899	Discounted cash flows	Discount rate	7.9%	7.9%	7.9%
			Projected Cumulative Loss Rate	12.4%	12.4%	12.4%

	December 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
(Dollars in thousands)				Minimum	Maximum

Investment securities available-for-sale:

Private label MBS	$11,116	Discounted cash flows	Discount rate	13.7%	13.7%	13.7%
			Prepayment rate	6.8%	10.3%	7.9%
			Projected Cumulative Loss Rate	0.0%	7.4%	2.8%

Puerto Rico government obligations	2,974	Discounted cash flows	Discount rate	6.9%	6.9%	6.9%
			Prepayment rate	3.0%	3.0%	3.0%

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

The table below summarizes changes in unrealized gains and losses recorded in earnings for the years ended December 31, 2020, 2019 and 2018 for Level 3 assets and liabilities that were still held at the end of each year:

	Changes in Unrealized Losses
	Year Ended December 31,
	2020	2019	2018
Level 3 Instruments Only	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale
(In thousands)
Changes in unrealized losses relating to assets
still held at reporting date:
OTTI on available-for-sale investment
securities (credit component) (1)	$-	$(497)	$(50)
Provision for credit losses (2)	(1,641)	-	-
Total	$(1,641)	$(497)	$(50)

(1)For 2020, credit-related impairment recognized in earnings is classified as provision for credit losses due to the Corporation’s adoption of CECL on January 1, 2020. For more information, see Note 1 – “Nature of Business and Summary Significant of Accounting Policies,” above.

(2)Prior to the Corporation’s adoption of CECL on January 1, 2020, the provision for credit losses from debt securities was not applicable and therefore no amount is presented for the prior period. For more information, see Note 1 – “Nature of Business and Summary of Significant Accounting Policies,” above.

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

As of December 31, 2020, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of December 31, 2020			Losses recorded for the Year Ended December 31, 2020
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$246,803	$(5,675)
OREO (2)	-	-	83,060	(1,970)

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

As of December 31,2019, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of December 31, 2019			Losses recorded for the Year Ended December 31,2019
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$217,252	$(18,013)
OREO (2)	-	-	101,626	(6,572)

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

As of December 31, 2018, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a nonrecurring basis as shown in the following table:

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Qualitative information regarding the fair value measurements for Level 3 financial instruments as of December 31, 2020 are as follows:

December 31,2020
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

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial instruments as of December 31, 2020 and 2019:

	Total Carrying Amount in Statement of Financial Condition as of December 31,2020	Fair Value Estimate as of December 31,2020	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$1,493,833	$1,493,833	$1,493,833	$-	$-
Investment securities available
for sale (fair value)	4,647,019	4,647,019	7,507	4,627,535	11,977
Investment securities held to maturity (amortized cost)	$189,488
Less: allowance for credit losses on
held to maturity securities	(8,845)
Investment securities held to maturity, net of allowance	$180,643	173,806	-	-	173,806
Equity securities (fair value)	37,588	37,588	1,474	36,114	-
Loans held for sale (lower of cost or market)	50,289	52,322	-	52,322	-
Loans, held for investment (amortized cost)	11,777,289
Less: allowance for credit losses for loans and finance leases	(385,887)
Loans held for investment, net of allowance	$11,391,402	11,564,635	-	-	11,564,635
Derivatives, included in assets (fair value)	2,482	2,482	-	2,482	-

Liabilities:
Deposits (amortized cost)	$15,317,383	$15,363,236	$-	$15,363,236	$-
Securities sold under agreements to
repurchase (amortized cost)	300,000	329,493	-	329,493	-
Advances from FHLB (amortized cost)	440,000	446,703	-	446,703	-
Other borrowings (amortized cost)	183,762	151,645	-	-	151,645
Derivatives, included in liabilities (fair value)	1,920	1,920	-	1,920	-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Total Carrying Amount in Statement of Financial Condition as of December 31, 2019	Fair Value Estimate as of December 31, 2019	Level 1	Level 2	Level 3

(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$644,099	$644,099	$644,099	$-	$-
Investment securities available
for sale (fair value)	2,123,525	2,123,525	7,479	2,101,456	14,590
Investment securities held to maturity (amortized cost)	138,675	110,374	-	-	110,374
Equity Securities (fair value)	38,249	38,249	1,428	36,821	-
Loans held for sale (lower of cost or market)	39,477	40,234	-	40,234	-
Loans held for investment (amortized cost)	9,002,205
Less: allowance for credit losses for loans and finance leases	(155,139)
Loans held for investment, net of allowance	$8,847,066	8,715,144	-	-	8,715,144
Derivatives, included in assets (fair value)	372	372	-	372	-

Liabilities:
Deposits (amortized cost)	$9,348,429	$9,372,591	$-	$9,372,591	$-
Securities sold under agreements to
repurchase (amortized cost)	100,000	120,020	-	120,020	-
Advances from FHLB (amortized cost)	570,000	578,498	-	578,498	-
Other borrowings (amortized cost)	184,150	180,577	-	-	180,577
Derivatives, included in liabilities (fair value)	149	149	-	149	-

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

Disaggregation of Revenue

The following table summarizes the Corporation’s revenue, which includes net interest income on financial instruments and non-interest income, disaggregated by type of service and business segment for the years ended December 31, 2020 and 2019:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Year ended December 31, 2020:
Net interest income (1)	$76,025	$220,678	$135,591	$87,879	$54,025	$26,124	$600,322
Service charges and fees on deposit accounts	-	13,286	8,026	-	553	2,747	24,612
Insurance commissions	-	8,754	-	-	52	558	9,364
Merchant-related income	-	4,516	478	-	41	809	5,844
Credit and debit card fees	-	18,218	62	-	16	1,469	19,765
Other service charges and fees	342	2,900	2,260	184	1,800	1,508	8,994
Not in scope of ASC Topic 606 (1)(2)	21,727	3,288	1,780	13,524	2,168	160	42,647
Total non-interest income	22,069	50,962	12,606	13,708	4,630	7,251	111,226
Total Revenue	$98,094	$271,640	$148,197	$101,587	$58,655	$33,375	$711,548

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Year ended December 31, 2019:
Net interest income (1)	$68,803	$244,535	$91,266	$73,626	$62,539	$26,312	$567,081
Service charges and fees on deposit accounts	-	14,534	5,811	-	631	2,940	23,916
Insurance commissions	-	9,621	-	-	67	498	10,186
Merchant-related income	-	4,120	466	-	-	1,049	5,635
Credit and debit card fees	-	19,014	104	-	43	1,744	20,905
Other service charges and fees	216	3,012	2,690	-	1,558	1,313	8,789
Not in scope of Topic 606 (1)	16,609	1,428	2,643	(225)	508	178	21,141
Total non-interest income	16,825	51,729	11,714	(225)	2,807	7,722	90,572
Total Revenue	$85,628	$296,264	$102,980	$73,401	$65,346	$34,034	$657,653

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Year ended December 31, 2018:
Net interest income (1)	$79,389	$217,933	$78,675	$61,628	$59,056	$28,702	$525,383
Service charges and fees on deposit accounts	-	13,332	4,965	-	559	2,812	21,668
Insurance commissions	-	7,889	-	-	87	455	8,431
Merchant-related income	-	3,561	748	-	-	934	5,243
Credit and debit card fees	-	17,538	1,225	-	618	2,061	21,442
Other service charges and fees	252	4,391	1,280	71	1,351	525	7,870
Not in scope of Topic 606 (1)	16,821	995	(3,060)	2,434	405	61	17,656
Total non-interest income	17,073	47,706	5,158	2,505	3,020	6,848	82,310
Total Revenue	$96,462	$265,639	$83,833	$64,133	$62,076	$35,550	$607,693

(1)Most of the Corporation’s revenue is not within the scope of ASC Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other non-interest income from loans, leases, investment securities and derivative financial instruments.

(2)For the year ended December 31, 2020, includes a $5.0 million benefit resulting from the final settlement of the Corporation’s business interruption insurance claim related to lost profits caused by Hurricanes Irma and Maria in 2017. This insurance recovery is presented as part of other non-interest income in the consolidated statements of income.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

For 2020, 2019, and 2018, substantially all of the Corporation’s revenue within the scope of ASC Topic 606 was related to performance obligations satisfied at a point in time.

The following is a discussion of the revenues under the scope of ASC Topic 606.

Service Charges and Fees on Deposit Accounts

Service charges and fees on deposit accounts relate to fees generated from a variety of deposit products and services rendered to customers. Charges include, but are not limited to, overdraft fees, insufficient fund fees, dormant fees and monthly service charges. Such fees are recognized concurrently with the event on a daily basis or on a monthly basis depending upon the customer’s cycle date. These depository arrangements are considered day-to-day contracts that do not extend beyond the services performed, as customers have the right to terminate these contracts with no penalty or, if any, nonsubstantive penalties.

Insurance Commissions

For insurance commissions, which include regular and contingent commissions paid to the Corporation’s insurance agency, the agreements contain a performance obligation related to the sale/issuance of the policy and ancillary administrative post-issuance support. The performance obligations are satisfied when the policies are issued, and revenue is recognized at that point in time. In addition, contingent commission income may be considered to be constrained, as defined under ASC Topic 606. Contingent commission income is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or payments are received. The Corporation recognized revenue at the time that payments were confirmed and constraints were released of $3.3 million, $3.0 million, and $2.4 million, for the years ended December 31, 2020, 2019, and 2018, respectively.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Other Fees

Other fees primarily include revenues generated from wire transfers, lockboxes, and bank issuances of checks. The Corporation recognizes such fees concurrently with the event or on a monthly basis. For the year ended December 31, 2020, other fees also included trust fees recognized from transfer paying agent, retirement plan, and other trustee activities. Revenues are recognized on a recurring basis when the services are rendered.

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer in exchange for consideration from the customer. During 2019, the Bank entered into a growth agreement with an international card service association to expand the customer base and enhance product offerings. The contract requires the Bank to either launch a new debit card product by March 30, 2021 or maintain a ratio of over 50% of the portfolio with the related card service association by the end of year 2021. In connection with this agreement, the Corporation recognized a contract liability as the revenue is constrained until the fulfillment of either of the above conditions. In addition, as discussed above, during 2015, the Bank entered into a long-term strategic marketing alliance under a revenue-sharing agreement with another entity to which the Bank sold its merchant contracts portfolio and related POS terminals. Merchant services are marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands. Under the revenue-sharing agreement, FirstBank shares with this entity revenues generated by the merchant contracts over the term of the 10-year agreement. As of December 31, 2020 and 2019, these contract liabilities amounted to approximately $2.2 million and $2.5 million, respectively, which will be recognized over the remaining term of the contracts. In each of the years ended December 31, 2020, 2019, and 2018, the Corporation recognized revenue and its contract liabilities decreased by approximately $0.3 million, due to the completion of performance over time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of December 31, 2020 and 2019, there were no receivables from contracts with customers or contract assets recorded on the Corporation’s consolidated financial statements.

The following table shows the activity of contract liabilities for the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Beginning Balance	$2,476	$2,071	$2,396
Plus:
Additions	-	730	-
Less:
Amortizations	(325)	(325)	(325)
Ending balance	$2,151	$2,476	$2,071

Other

Except for the contract liabilities noted above, the Corporation did not have any significant performance obligations as of December 31, 2020. The Corporation also did not have any material contract acquisition costs and did not make any significant judgments or estimates in recognizing revenue for financial reporting purposes.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 32 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information is as follows for the indicated periods:

	Year Ended December 31,
	2020	2019	2018
(In thousands)

Cash paid for:
Interest on borrowings	$94,872	$107,010	$98,194
Income tax	16,713	13,495	7,175
Operating cash flow from operating leases	13,464	10,219	-
Non-cash investing and financing activities:
Additions to OREO	7,249	40,398	48,767
Additions to auto and other repossessed assets	36,203	47,643	52,023
Capitalization of servicing assets	4,864	4,039	3,864
Loan securitizations	221,491	235,258	233,175
Loans held for investment transferred to held for sale	10,817	24,470	90,319
Loans held for sale transferred to held for investment	-	-	2,179
Payable on unsettled securities purchases	24,033	-	-
ROU asset obtained in exchange for operating lease liabilities	1,328	10,762	-
Adoption of lease accounting standard:
ROU asset operating leases	-	57,178	-
Operating lease liabilities	-	59,818	-
Acquisition (see Note 2):
Consideration	1,280,424	-	-
Fair value of assets acquired	5,561,564	-	-
Liabilities assumed	4,291,674	-	-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 33 – REGULATORY MATTERS, COMMITMENTS, AND CONTINGENCIES

The Corporation and FirstBank are each subject to various regulatory capital requirements imposed by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s financial statements and activities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s and FirstBank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors. As of December 31, 2020, and 2019, the Corporation and FirstBank exceeded the minimum regulatory capital ratios for capital adequacy purposes and FirstBank exceeded the minimum regulatory capital ratios to be considered a well capitalized institution under the regulatory framework for prompt corrective action. As of December 31, 2020, management does not believe that any condition has changed or event has occurred that would have changed the institution’s status.

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

As part of its response to the impact of COVID-19, on March 31, 2020, the agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule provides that, at the election of a qualified banking organization, the day 1 impact to retained earnings plus 25% of the change in the ACL (excluding PCD loans) from January 1, 2020 to December 31, 2021 will be delayed for two years and phased-in at 25% per year beginning on January 1, 2022 over a three-year period, resulting in a total transition period of five years. Accordingly, as of December 31, 2020, the capital measures of the Corporation and the Bank exclude the $62.3 million day 1 impact to retained earnings and 25% of the increase in the allowance for credit losses (as defined in the interim final rule) from January 1, 2020 to December 31, 2020. The federal financial regulatory agencies may take other measures affecting regulatory capital to address the COVID-19 pandemic, although the nature and impact of such measures cannot be predicted at this time.

The acquired assets and off-balance sheet items of BSPR have been fully included and risk weighted in the regulatory capital positions determination of the Corporation and FirstBank as of December 31, 2020.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The regulatory capital position of the Corporation and FirstBank as of December 31, 2020, which reflects the delay in the effect of CECL on regulatory capital, and December 31, 2019 were as follows:

	Regulatory Requirements
	Actual		For Capital Adequacy Purposes		To be Well-Capitalized Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of December 31, 2020
Total Capital (to
risk-weighted assets)
First BanCorp.	$2,416,682	20.37%	$948,890	8.0%	N/A	N/A
FirstBank	$2,360,493	19.91%	$948,624	8.0%	$1,185,780	10.0%
CET1 Capital
(to risk-weighted assets)
First BanCorp.	$2,053,045	17.31%	$533,751	4.5%	N/A	N/A
FirstBank	$1,903,251	16.05%	$533,601	4.5%	$770,757	6.5%
Tier I Capital (to
risk-weighted assets)
First BanCorp.	$2,089,149	17.61%	$711,667	6.0%	N/A	N/A
FirstBank	$2,211,251	18.65%	$711,468	6.0%	$948,624	8.0%
Leverage ratio
First BanCorp.	$2,089,149	11.26%	$742,352	4.0%	N/A	N/A
FirstBank	$2,211,251	11.92%	$741,841	4.0%	$927,301	5.0%

As of December 31, 2019
Total Capital (to
risk-weighted assets)
First BanCorp.	$2,286,337	25.22%	$725,236	8.0%	N/A	N/A
FirstBank	$2,242,262	24.74%	$725,047	8.0%	$906,309	10.0%
CET1 Capital
(to risk-weighted assets)
First BanCorp.	$1,957,887	21.60%	$407,946	4.5%	N/A	N/A
FirstBank	$1,820,571	20.09%	$407,839	4.5%	$589,101	6.5%
Tier I Capital (to
risk-weighted assets)
First BanCorp.	$1,993,991	22.00%	$543,927	6.0%	N/A	N/A
FirstBank	$2,128,571	23.49%	$543,785	6.0%	$725,047	8.0%
Leverage ratio
First BanCorp.	$1,993,991	16.15%	$493,786	4.0%	N/A	N/A
FirstBank	$2,128,571	17.26%	$493,242	4.0%	$616,552	5.0%

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes commitments to extend credit and standby letters of credit as of the indicated dates:

	December 31,
	2020	2019
(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Construction undisbursed funds	$119,900	$185,569
Unused personal lines of credit	1,180,860	722,761
Commercial lines of credit	759,947	533,230
Commercial letters of credit	135,987	82,281

Standby letters of credit	4,964	4,452

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

In general, commercial and standby letters of credit are issued to facilitate foreign and domestic trade transactions. Normally, commercial and standby letters of credit are short-term commitments used to finance commercial contracts for the shipment of goods. The collateral for these letters of credit includes cash or available commercial lines of credit. The fair value of commercial and standby letters of credit is based on the fees currently charged for such agreements, which, as of December 31, 2020 and 2019, were not significant.

The Corporation obtained from GNMA commitment authority to issue GNMA MBS. Under this program, for 2020, the Corporation sold approximately $221.5 million (2019 - $235.3 million) of FHA/VA mortgage loan production into GNMA MBS.

As of December 31, 2020, First BanCorp. and its subsidiaries were defendants in various legal proceedings, claims and other loss contingencies arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal proceedings, claims and other loss contingencies utilizing the latest information available. For legal proceedings, claims and other loss contingencies where it is both probable that the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For legal proceedings, claims and other loss contingencies where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

If management believes that, based on available information, it is at least reasonably possible that a material loss (or material loss in excess of any accrual) will be incurred in connection with any legal contingencies, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment as of December 31, 2020, no such disclosures were necessary.

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of December 31, 2020 and 2019, all derivatives held by the Corporation were considered economic undesignated hedges. The Corporation records these undesignated hedges at fair value with the resulting gain or loss recognized in current earnings.

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

Interest rate swaps – The Corporation acquired interest rate swaps as a result of the acquisition of BSPR. An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreements acquired from BSPR consist of the Corporation offering borrower-facing derivative products using a “back-to-back” structure in which the borrower-facing derivative transaction is paired with an identical, offsetting transaction with an approved dealer-counterparty. By using a back-to-back trading structure, both the commercial borrower and the Corporation are largely insulated from market risk and volatility. The agreements set the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. The fair values of these swaps are recorded as components of other assets or accounts payable and other liabilities in the Corporation’s consolidated statements of financial condition. Changes in the fair values of interest rate swaps, which occur due to changes in interest rates, are recorded in the consolidated statements of income as a component of interest income on loans.

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes the notional amounts of all derivative instruments as of the indicated dates:

	Notional Amounts (1)
	As of December 31,
	2020	2019
(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Interest rate swap agreements	$15,864	$-
Written interest rate cap agreements	14,500	21,010
Purchased interest rate cap agreements	14,500	21,010
Interest rate lock commitments	19,931	11,456
Forward Contracts:
Sale of TBA GNMA MBS pools	42,000	35,000
Forward loan sales commitments	19,998	6,418
	$126,793	$94,894

(1) Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table summarizes for derivative instruments their fair values and location in the consolidated statements of financial condition as of the indicated dates:

	Asset Derivatives			Liability Derivatives
	Statements of	December 31,	December 31,		December 31,	December 31,
	Financial Condition	2020	2019	Statements of	2020	2019
	Location	Fair Value	Fair Value	Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements	Other assets	$1,622	$-	Accounts payable and other liabilities	$1,639	$-
Written interest rate cap agreements	Other assets	-	-	Accounts payable and other liabilities	1	11
Purchased interest rate cap agreements	Other assets	1	11	Accounts payable and other liabilities	-	-
Interest rate lock commitments	Other assets	737	341	Accounts payable and other liabilities	-	-
Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	102	-	Accounts payable and other liabilities	280	138
Forward loan sales commitments	Other assets	20	20	Accounts payable and other liabilities	-	-
		$2,482	$372		$1,920	$149

The following table summarizes the effect of derivative instruments on the consolidated statements of income for the indicated periods:

		Gain (or Loss)
	Location of Unrealized Gain (Loss)	Year ended
	on Derivative Recognized in	December 31,
	Statements of Income	2020	2019	2018
		(In thousands)

Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements	Interest income - Loans	$27	$-	$-
Written and purchased interest rate cap agreements	Interest income - Loans	-	(6)	22
Interest rate lock commitments	Mortgage Banking Activities	576	224	383
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	(54)	245	(371)
Forward loan sales commitments	Mortgage Banking Activities	(37)	8	12
Total gain on derivatives		$512	$471	$46

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

As of December 31, 2020, the Corporation had not entered into any derivative instrument containing credit-risk-related contingent features.

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

The Corporation had credit risk of $2.5 million as of December 31, 2020 (2019 - $0.4 million) related to derivative instruments with positive fair values. The credit risk does not consider the value of any collateral and the effects of legally enforceable master netting agreements. There were no credit losses associated with derivative instruments recognized in 2020, 2019, or 2018.

Market risk is the adverse effect that a change in interest rates or implied volatility rates has on the value of a financial instrument. The Corporation manages the market risk associated with interest rate contracts by establishing and monitoring limits as to the types and degree of risk that may be undertaken.

The MIALCO monitors the Corporation’s derivative activities as part of its risk-management oversight of the Corporation’s treasury functions.

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

Offsetting of Financial Assets and Derivative Assets

As of December 31, 2020

			Net Amounts of Assets Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition		Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$89	$-	$89	$-	$(89)	$-

As of December 31, 2019
			Net Amounts of Assets Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition		Gross Amounts Not Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$11	$-	$11	$-	$(11)	$-
Securities purchased under agreement
to resell	200,000	(200,000)	-	-	-	-
Total	$200,011	$(200,000)	$11	$-	$(11)	$-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Offsetting of Financial Liabilities and Derivative Liabilities

As of December 31, 2020

				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Liabilities Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$1,919	$-	$1,919	$(1,919)	$-	$-
Securities sold under agreements to repurchase	300,000	-	300,000	(300,000)	-	-
Total	$301,919	$-	$301,919	$(301,919)	$-	$-

As of December 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Liabilities Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Securities sold under agreements to repurchase	$300,000	$(200,000)	$100,000	$(100,000)	$-	$-

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 36 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of December 31, 2020, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Management determined the reportable segments based on the internal structure used to evaluate performance and to assess where to allocate resources. Other factors, such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products, were also considered in the determination of the reportable segments.

The Commercial and Corporate Banking segment consists of the Corporation’s lending and other services for large customers represented by specialized and middle-market clients and the public sector. The Commercial and Corporate Banking segment offers commercial loans, including commercial real estate and construction loans, and floor plan financings, as well as other products, such as cash management and business management services. The Mortgage Banking segment consists of the origination, sale, and servicing of a variety of residential mortgage loans. The Mortgage Banking segment also acquires and sells mortgages in the secondary markets. In addition, the Mortgage Banking segment includes mortgage loans purchased from other local banks and mortgage bankers. The Consumer (Retail) Banking segment consists of the Corporation’s consumer lending and deposit-taking activities conducted mainly through its branch network and loan centers. The Treasury and Investments segment is responsible for the Corporation’s investment portfolio and treasury functions that are executed to manage and enhance liquidity. This segment lends funds to the Commercial and Corporate Banking, Mortgage Banking, Consumer (Retail) Banking and United States Operations segments to finance their lending activities and borrows from those segments. The Consumer (Retail) Banking segment also lends funds to other segments. The interest rates charged or credited by the Treasury and Investments and the Consumer (Retail) Banking segments are allocated based on market rates. The difference between the allocated interest income or expense and the Corporation’s actual net interest income from centralized management of funding costs is reported in the Treasury and Investments segment. The United States Operations segment consists of all banking activities conducted by FirstBank in the United States mainland, including commercial and consumer banking services. The Virgin Islands Operations segment consists of all banking activities conducted by the Corporation in the USVI and BVI, including commercial and consumer banking services.

The accounting policies of the segments are the same as those referred to in Note 1 – “Nature of Business and Summary of Significant Accounting Policies,” above.

The Corporation evaluates the performance of the segments based on net interest income, the provision for credit losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the ACL.

The following tables present information about the reportable segments for the indicated periods:

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
For the year ended December 31, 2020:
Interest income	$128,043	$240,725	$155,254	$55,003	$84,169	$29,788	$692,982
Net (charge) credit for transfer of funds	(52,018)	18,771	(19,663)	59,074	(6,164)	-	-
Interest expense	-	(38,818)	-	(26,198)	(23,980)	(3,664)	(92,660)
Net interest income	76,025	220,678	135,591	87,879	54,025	26,124	600,322
Provision for credit losses	(22,518)	(54,094)	(74,607)	(2,774)	(12,592)	(4,400)	(170,985)
Non-interest income	22,069	50,962	12,606	13,708	4,630	7,251	111,226
Direct non-interest expenses	(33,054)	(131,133)	(28,631)	(3,449)	(33,782)	(28,815)	(258,864)
Segment income	$42,522	$86,413	$44,959	$95,364	$12,281	$160	$281,699

Average earnings assets	$2,241,753	$2,202,595	$3,039,786	$4,232,144	$2,026,619	$458,608	$14,201,505

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
For the year ended December 31, 2019:
Interest income	$120,981	$216,066	$148,224	$63,175	$97,406	$30,045	$675,897
Net (charge) credit for transfer of funds	(52,178)	66,675	(56,958)	47,477	(5,016)	-	-
Interest expense	-	(38,206)	-	(37,026)	(29,851)	(3,733)	(108,816)
Net interest income	68,803	244,535	91,266	73,626	62,539	26,312	567,081
(Provision) release for credit losses	(13,499)	(41,043)	17,977	-	(7,296)	4,048	(39,813)
Non-interest income (loss)	16,825	51,729	11,714	(225)	2,807	7,722	90,572
Direct non-interest expenses	(34,825)	(116,854)	(35,130)	(2,729)	(34,070)	(28,995)	(252,603)
Segment income	$37,304	$138,367	$85,827	$70,672	$23,980	$9,087	$365,237

Average earnings assets	$2,161,772	$1,960,352	$2,489,933	$2,487,084	$1,931,015	$467,252	$11,497,408

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
For the year ended December 31, 2018:
Interest income	$127,042	$181,166	$138,706	$61,913	$83,971	$32,169	$624,967
Net (charge) credit for transfer of funds	(47,653)	65,092	(60,031)	44,540	(1,948)	-	-
Interest expense	-	(28,325)	-	(44,825)	(22,967)	(3,467)	(99,584)
Net interest income	79,389	217,933	78,675	61,628	59,056	28,702	525,383
Provision for credit losses	(13,083)	(23,516)	(4,540)	-	(11,882)	(5,968)	(58,989)
Non-interest income	17,073	47,706	5,158	2,505	3,020	6,848	82,310
Direct non-interest expenses	(38,213)	(112,176)	(32,635)	(2,966)	(33,566)	(30,963)	(250,519)
Segment income (loss)	$45,166	$129,947	$46,658	$61,167	$16,628	$(1,381)	$298,185

Average earnings assets	$2,258,974	$1,636,002	$2,530,635	$2,552,130	$1,750,155	$537,574	$11,265,470

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:

	Year Ended December 31,
	2020	2019	2018
(In thousands)

Net income:
Total income for segments and other	$281,699	$365,237	$298,185
Other operating expenses (1)	(165,376)	(125,865)	(107,547)
Income before income taxes	116,323	239,372	190,638
Income tax expense (benefit)	14,050	71,995	(10,970)
Total consolidated net income	$102,273	$167,377	$201,608
Average assets:
Total average earning assets for segments	$14,201,505	$11,497,408	$11,265,470
Average non-earning assets	1,031,141	954,726	940,731
Total consolidated average assets	$15,232,646	$12,452,134	$12,206,201

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

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

The following table presents revenues (interest income plus non-interest income) and selected balance sheet data by geography based on the location in which the transaction was originated as of indicated dates:

	2020	2019	2018
(In thousands)

Revenues:
Puerto Rico	$678,370	$628,489	$581,269
United States	88,799	100,213	86,991
Virgin Islands	37,039	37,767	39,017
Total consolidated revenues	$804,208	$766,469	$707,277

Selected Balance Sheet Information:
Total assets:
Puerto Rico	$16,091,112	$10,059,890	$9,797,267
United States	2,117,966	2,048,260	1,940,633
Virgin Islands	583,993	503,116	505,661
Loans:
Puerto Rico	$9,367,032	$6,695,953	$6,586,033
United States	1,993,797	1,879,346	1,834,088
Virgin Islands	466,749	466,383	481,188
Deposits:
Puerto Rico (1)	$12,338,934	$6,422,864	$6,208,531
United States (2)	1,622,481	1,661,657	1,519,362
Virgin Islands	1,355,968	1,263,908	1,266,821

(1)For 2020, 2019, and 2018, includes $109.0 million, $243.4 million, and $441.1 million, respectively, of brokered CDs allocated to Puerto Rico operations.

(2)For 2020, 2019, and 2018 includes $107.1 million, $191.7 million, and $114.5 million, respectively, of brokered CDs allocated to the United States operations.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

NOTE 37- FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of First BanCorp. at the holding company level only as of December 31, 2020 and 2019, and the results of its operations and cash flows for the years ended December 31, 2020, 2019, and 2018:

Statements of Financial Condition

	As of December 31,
	2020	2019
(In thousands)

Assets
Cash and due from banks	$10,909	$16,895
Money market investments	6,211	6,211
Other investment securities	285	285
Investment in First Bank Puerto Rico, at equity	2,396,963	2,362,182
Investment in First Bank Insurance Agency, at equity	41,313	24,995
Investment in FBP Statutory Trust I	1,951	1,963
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	2,023	509
Total assets	$2,463,216	$2,416,601

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$183,762	$184,150
Accounts payable and other liabilities	4,275	4,378
Total liabilities	188,037	188,528

Stockholders' equity	2,275,179	2,228,073
Total liabilities and stockholders' equity	$2,463,216	$2,416,601

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of Income

	Year Ended December 31,
	2020	2019	2018
(In thousands)

Income
Interest income on money market investments	$71	$233	$20
Interest income on loans	-	-	105
Dividend income from banking subsidiaries	52,707	42,243	37,784
Other income	439	283	275
	53,217	42,759	38,184

Expense
Other borrowings	6,355	9,424	8,983
Other operating expenses	2,097	2,131	2,489
	8,452	11,555	11,472

Gain on early extinguishment of debt	94	-	2,316

Income before income taxes and equity
in undistributed earnings of subsidiaries	44,859	31,204	29,028
Income tax expense	2,429	2,752	-
Equity in undistributed earnings of subsidiaries	59,843	138,925	172,580
Net income	$102,273	$167,377	$201,608

Other comprehensive income (loss), net of tax	48,691	47,179	(19,806)

Comprehensive income	$150,964	$214,556	$181,802

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

Statements of Cash Flows

Year Ended December 31,
2020		2019	2018
(In thousands)

Cash flows from operating activities:
Net income	$102,273	$167,377	$201,608

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	231	314	2,202
Equity in undistributed earnings of subsidiaries	(59,843)	(138,925)	(172,580)
Gain on early extinguishment of debt	(94)	-	(2,316)
Accretion of discount on loans	-	-	(4)
Net (increase) decrease in other assets	(1,514)	11,710	(8,417)
Net (decrease) increase in other liabilities	(459)	526	2,890
Net cash provided by operating activities	40,594	41,002	23,383

Cash flows from investing activities:
Principal collected on loans	-	-	191
Net cash provided by investing activities	-	-	191

Cash flows from financing activities:
Repurchase of common stock	(206)	(1,959)	(2,827)
Repayment of junior subordinated debentures	(282)	-	(21,434)
Dividends paid on common stock	(43,416)	(30,356)	(6,517)
Dividends paid on preferred stock	(2,676)	(2,676)	(2,676)
Net cash used in financing activities	(46,580)	(34,991)	(33,454)

Net (decrease) increase in cash and cash equivalents	(5,986)	6,011	(9,880)

Cash and cash equivalents at beginning of the year	23,106	17,095	26,975
Cash and cash equivalents at end of year	$17,120	$23,106	$17,095

Cash and cash equivalents include:
Cash and due from banks	$10,909	$16,895	$10,984
Money market instruments	6,211	6,211	6,111
	$17,120	$23,106	$17,095

NOTE 38 – SUBSEQUENT EVENTS

The Corporation has performed an evaluation of all events occurring subsequent to December 31, 2020; management has determined that there were no events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Nothing to report.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

First BanCorp.’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of First BanCorp.’s disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our CEO and CFO concluded that, except as noted below in Changes in Internal Control over Financial Reporting, as of December 31, 2020, the design and operation of the Corporation’s disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management’s report on Internal Control over Financial Reporting is included in Item 8 and incorporated herein by reference. Management has conducted an assessment of the Corporation’s internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon that assessment, and except as noted below in Changes in Internal Control over Financial Reporting, management concluded that the Corporation’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report included in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

Other than as explained below, there have been no changes to the Corporation’s internal control over financial reporting during our most recent quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated herein by reference from the sections entitled “Information with Respect to Nominees Standing for Election as Directors and with respect to Executive Officers of the Corporation,” “Corporate Governance and Related Matters,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Report” contained in First BanCorp.’s definitive Proxy Statement for use in connection with its 2021 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days of the close of First BanCorp.’s 2020 fiscal year.

Item 11. Executive Compensation.

Information in response to this item is incorporated herein by reference from the sections entitled “Compensation Committee Interlocks and Insider Participation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Executive Compensation Disclosure” and “Compensation Committee Report” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2020 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2020 fiscal year and by reference to the section entitled “Securities authorized for issuance under equity compensation plans” in Part II, Item 5 of this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated herein by reference from the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Governance and Related Matters” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2020 fiscal year.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Information in response to this item is incorporated herein by reference from the section entitled “Audit Fees” and “Audit Committee Report” in First BanCorp.’s Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2020 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) List of documents filed as part of this report.

(1) Financial Statements.

The following consolidated financial statements of First BanCorp., together with the reports thereon of First BanCorp.’s independent registered public accounting firm, Crowe LLP, dated March 1, 2021, are included in Item 8 of this report:

– Report of Crowe LLP, Independent Registered Public Accounting Firm.

– Attestation Report of Crowe LLP, Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

–Consolidated Statements of Financial Condition as of December 31, 2020 and 2019.

–Consolidated Statements of Income for Each of the Three Years in the Period Ended December 31, 2020.

– Consolidated Statements of Comprehensive Income for Each of the Three Years in the Period Ended December 31, 2020.

– Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 2020.

– Consolidated Statements of Changes in Stockholders’ Equity for Each of the Three Years in the Period Ended December 31, 2020.

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
2.1

Stock Purchase Agreement, dated October 21, 2019, among Santander Holdings USA, Inc., FirstBank Puerto Rico, and, solely for the purpose set forth therein, First BanCorp, incorporated by reference from Exhibit 2.1 of the Form 8-K filed on October 22, 2019. (1)

2.2

Amendment No. 1 to the Stock Purchase Agreement, dated September 1, 2020, by and among Santander Holdings USA, Inc., FirstBank Puerto Rico, and, solely for the purpose set forth therein, First BanCorp, incorporated by reference from Exhibit 2.1 of the Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020.

3.1	Restated Articles of Incorporation, incorporated by reference from Exhibit 3.1 of the Registration Statement on Form S-1/A filed by First BanCorp on October 20, 2011.
3.2	By-Laws, incorporated by reference from Exhibit 3.2 of the Registration Statement on Form S-1/A filed by First BanCorp on October 20, 2011.
3.3	Amended and Restated By-Laws, incorporated by reference from Exhibit 3.2 of the Form 8-K filed by First BanCorp on March 31, 2020.
3.4

Certificate of Designation creating the 7.125% Noncumulative Perpetual Monthly Income Preferred Stock, Series A, incorporated by reference from Exhibit 4(B) to the Form S-3 filed by First BanCorp on March 30, 1999.

3.5

Certificate of Designation creating the 8.35% Noncumulative Perpetual Monthly Income Preferred Stock, Series B, incorporated by reference from Exhibit 4(B) to Form S-3 filed by First BanCorp on September 8, 2000.

3.6

Certificate of Designation creating the 7.40% Noncumulative Perpetual Monthly Income Preferred Stock, Series C, incorporated by reference from Exhibit 4(B) to the Form S-3 filed by First BanCorp on May 18, 2001.

3.7

Certificate of Designation creating the 7.25% Noncumulative Perpetual Monthly Income Preferred Stock, Series D, incorporated by reference from Exhibit 4(B) to the Form S-3/A filed by First BanCorp on January 16, 2002.

3.8

Certificate of Designation creating the 7.00% Noncumulative Perpetual Monthly Income Preferred Stock, Series E, incorporated by reference from Exhibit 4.2 to the Form 8-K filed by First BanCorp on September 5, 2003.

4.1	Description of First BanCorp. capital stock, incorporated by reference from Exhibit 4.1 of the Form 10-K filed on March 2, 2020.
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

10.13*	Non – Employee Director Compensation Structure, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended September 30, 2017 filed by First BanCorp on November 9, 2017.
10.14*	Offer Letter between First BanCorp and Robert T. Gormley incorporated by reference from Exhibit 10.1 of the Form 8-K filed on November 2, 2012.
10.15*	Offer Letter between First BanCorp and David I. Matson incorporated by reference from Exhibit 10.1 of the Form 8-K filed on October 1, 2013.
10.16*	Offer Letter between First BanCorp and Juan Acosta Reboyras incorporated by reference from Exhibit 10.1 of the Form 8-K filed on September 3, 2014.
10.17*	Offer Letter between First BanCorp and Luz A. Crespo incorporated by reference from Exhibit 10.1 of the Form 8-K filed on February 9, 2015.
10.18*	Offer Letter between First BanCorp and John A. Heffern incorporated by reference from Exhibit 10.1 of the Form 8-K filed on November 1, 2017.
10.19*	Form of First BanCorp Long-Term Incentive Award Agreement incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended March 31, 2018.
10.20*	Form of Executive Employment Agreement executed by each executive officer incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended June 30, 2018.
10.21*	Offer Letter between First BanCorp and Daniel E. Frye incorporated by reference from Exhibit 10.1 of the Form 8-K filed on August 31, 2018.
10.22*	Offer Letter between First BanCorp and Félix M. Villamil incorporated by reference from Exhibit 10.1 of the Form 8-K filed on November 5, 2020.
14.1	Code of Ethics for CEO and Senior Financial Officers, incorporated by reference from Exhibit 14.1 of the Form 10-K for the fiscal year ended December 31, 2008 filed by First BanCorp on March 2, 2009.
21.1	List of First BanCorp’s subsidiaries
23.1	Consent of Crowe LLP
31.1	Section 302 Certification of the CEO
31.2	Section 302 Certification of the CFO
32.1	Section 906 Certification of the CEO
32.2	Section 906 Certification of the CFO

101.INS	Inline XBRL Instance Document, filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith
104	The cover page of First BanCorp. Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments)

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

FIRST BANCORP.

By:	/s/ Aurelio Alemán	Date: 3/1/2021
Aurelio Alemán
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Aurelio Alemán	Date: 3/1/2021
Aurelio Alemán
President, Chief Executive Officer and Director

/s/ Orlando Berges	Date: 3/1/2021
Orlando Berges, CPA
Executive Vice President and Chief Financial Officer and Acting Chief Accounting Officer

/s/ Roberto R. Herencia	Date: 3/1/2021
Roberto R. Herencia,
Director and Chairman of the Board

/s/ José A. Menéndez-Cortada	Date: 3/1/2021
José A. Menéndez-Cortada, Director

/s/ Robert T. Gormley	Date: 3/1/2021
Robert T. Gormley,
Director

/s/ Luz A. Crespo	Date: 3/1/2021
Luz A. Crespo,
Director

/s/ Juan Acosta-Reboyras	Date: 3/1/2021
Juan Acosta-Reboyras,
Director

/s/ John A. Heffern	Date: 3/1/2021
John A. Heffern,
Director

/s/ Daniel E. Frye	Date: 3/1/2021
Daniel E. Frye,
Director

/s/ Tracey Dedrick	Date: 3/1/2021
Tracey Dedrick,
Director

/s/ Felix Villamil	Date: 3/1/2021
Felix Villamil,
Director