Form 10-Q
period 2021-03-31
FIRST BANCORP /PR/
filed 2021-05-10
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Common stock: 215,614,509 shares outstanding as of May 3, 2021.

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

Factors that could cause results to differ from those expressed in the Corporation’s forward-looking statements include, but are not limited to, risks described or referenced in “Risk Factor Summary” and in Part I, Item 1A., “Risk Factors,” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) and the following:

• uncertainties relating to the impact of the COVID-19 pandemic, including recent increases in, and any additional waves of, COVID-19 cases, additional new variants of the virus, and the public availability and efficacy of the various vaccines and treatments for the disease, on the Corporation’s business, operations, employees, credit quality, financial condition and net income, including because of uncertainties as to the extent and duration of the pandemic and the impact of the pandemic on consumer spending, borrowing and saving habits, the underemployment and unemployment rates, which can adversely affect repayment patterns, the Puerto Rico economy and the global economy, as well as the risk that COVID-19 may exacerbate any other factor that could cause our actual results to differ materially from those expressed in or implied by any forward-looking statements;

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

• risks, uncertainties and other factors related to the Corporation’s acquisition of Banco Santander Puerto Rico (“BSPR”), including the risk that costs, expenses, and the use of resources associated with the acquisition may be higher than expected, the risks that the Corporation’s integration of procedures, personnel and systems, such as the Corporation’s internal control over financial reporting, of BSPR into FirstBank are not effective, thus risking the economic success resulting from the transaction and the risk that the Corporation may not realize, either fully or on a timely basis, the cost savings and any other synergies from the acquisition that the Corporation expected, because of deposit attrition, customer loss and/or revenue loss following the acquisition;

• uncertainty as to the ultimate outcomes of actions taken, or those that may be taken, by the Puerto Rico government, or the oversight board established by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) to address the Commonwealth of Puerto Rico’s financial situation, including a court-supervised debt restructuring process similar to U.S. bankruptcy protection undertaken pursuant to Title III of PROMESA, the designation by the PROMESA oversight board of Puerto Rico municipalities as instrumentalities covered under PROMESA, the effects of measures included in the Puerto Rico government fiscal plan, or any revisions to it, on our clients and loan portfolios, and any potential impact from future economic or political developments in Puerto Rico;

• the impact that a resumption of the slowing economy and increased unemployment or underemployment may have on the performance of our loan and lease portfolio, the market price of our investment securities, the availability of sources of funding and the demand for our products;

• uncertainty as to the availability of wholesale funding sources, such as securities sold under agreements to repurchase, FHLB advances and brokered certificates of deposit (“brokered CDs”);

• the effect of a resumption of deteriorating economic conditions in the real estate markets and the consumer and commercial sectors and their impact on the credit quality of the Corporation’s loans and other assets, which have contributed and may continue to contribute to, among other things, higher than targeted levels of non-performing assets, charge-offs and provisions for credit losses, and may subject the Corporation to further risk from loan defaults and foreclosures;

• the impact of changes in accounting standards or assumptions in applying those standards, including the continuing impact of the COVID-19 pandemic on forecast economic variables considered for the determination of the allowance for credit losses (“ACL”) required by the current expected credit losses (“CECL”) accounting standard;

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

• uncertainty related to the effect of the discontinuation of the London Interbank Offered Rate (“LIBOR”) beginning at the end of 2021;

• an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

• the risk that additional portions of the unrealized losses in the Corporation’s investment portfolio are determined to be credit-related, including additional charges to the provision for credit losses on the Corporation’s remaining $3.9 million exposure to the Puerto Rico government’s debt securities held as part of the available-for-sale securities portfolio;

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

• the Corporation’s ability to identify and prevent cyber-security incidents, such as data security breaches, malware, “denial of service” attacks, “hacking” and identity theft, and the occurrence of any of which may result in misuse or misappropriation of confidential or proprietary information, and could result in the disruption or damage to our systems, increased costs and losses or an adverse effect to our reputation;

• the risk that the FDIC may increase the deposit insurance premium and/or require special assessments to replenish its insurance fund, causing an additional increase in the Corporation’s non-interest expenses;

• the impact on the Corporation’s results of operations and financial condition of business acquisitions, such as the acquisition of BSPR, and dispositions;

• a need to recognize impairments on the Corporation’s financial instruments, goodwill and other intangible assets relating to business acquisitions, including as a result of the COVID-19 pandemic;

• the effect of changes in the interest rate environment on the Corporation’s businesses, business practices and results of operations;

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

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2021	December 31, 2020
(In thousands, except for share information)
ASSETS
Cash and due from banks	$1,515,232	$1,433,261
Money market investments:
Time deposits with other financial institutions	300	300
Other short-term investments	2,632	60,272
Total money market investments	2,932	60,572

Investment securities available for sale, at fair value:
Securities pledged with creditors’ right to repledge	336,380	341,789
Other investment securities available for sale	5,070,410	4,305,230
Total investment securities available for sale, at fair value (amortized cost 2021-
$5,443,424; 2020 - $4,584,851; allowance for credit losses (“ACL”) of $1,183 as of March 31, 2021
and $1,310 as of December 31, 2020)	5,406,790	4,647,019
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $8,869 as of March 31, 2021 and $8,845 December 31, 2020 (fair value 2021 -
$178,314; 2020 $173,806)	180,811	180,643
Equity securities	41,558	37,588
Loans, net of allowance for credit losses of $358,936
(2020 - $385,887)	11,282,923	11,391,402
Loans held for sale, at lower of cost or market	56,070	50,289
Total loans, net	11,338,993	11,441,691
Premises and equipment, net	154,684	158,209
Other real estate owned (“OREO”)	79,207	83,060
Accrued interest receivable on loans and investments	61,511	69,505
Deferred tax asset, net	306,373	329,261
Goodwill	38,611	38,632
Intangible assets	38,387	40,893
Other assets	248,645	272,737
Total assets	$19,413,734	$18,793,071
LIABILITIES
Non-interest-bearing deposits	$5,026,468	$4,546,123
Interest-bearing deposits	10,983,968	10,771,260
Total deposits	16,010,436	15,317,383
Securities sold under agreements to repurchase	300,000	300,000
Advances from the Federal Home Loan Bank (“FHLB”)	440,000	440,000
Other borrowings	183,762	183,762
Accounts payable and other liabilities	259,111	276,747
Total liabilities	17,193,309	16,517,892
STOCKHOLDERSʼ EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock:
22,004,000 shares issued, 1,444,146 shares outstanding, aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
223,630,957 shares issued (2020 - 223,034,348 shares issues)	22,363	22,303
Less: Treasury stock (at par value)	(500)	(480)
Common stock outstanding, 218,628,862 shares outstanding (2020 - 218,235,064 shares outstanding)	21,863	21,823
Additional paid-in capital	945,476	946,476
Retained earnings, includes legal surplus reserve of $109,338	1,260,456	1,215,321
Accumulated other comprehensive (loss) income, net of tax $7,590 as of each March 31, 2021
and December 31, 2020	(43,474)	55,455
Total stockholdersʼ equity	2,220,425	2,275,179
Total liabilities and stockholdersʼ equity	$19,413,734	$18,793,071
The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
	March 31,2021	March 31,2020
(In thousands, except per share information)
Interest and dividend income:
Loans	$179,973	$147,126
Investment securities	14,320	15,876
Money market investments and interest-bearing cash accounts	349	2,262
Total interest and dividend income	194,642	165,264
Interest expense:
Deposits	12,342	19,654
Loans payable	-	3
Securities sold under agreements to repurchase	2,278	1,918
Advances from FHLB	2,463	3,008
Other borrowings	1,294	2,032
Total interest expense	18,377	26,615
Net interest income	176,265	138,649
Provision for credit losses - (benefit) expense:
Loans and finance leases	(14,443)	74,045
Unfunded loan commitments	(706)	1,819
Debt securities	(103)	1,502
Provision for credit losses - (benefit) expense	(15,252)	77,366
Net interest income after provision for credit losses	191,517	61,283
Non-interest income:
Service charges and fees on deposit accounts	8,304	5,957
Mortgage banking activities	7,273	3,788
Net gain on sales of investment securities	-	8,247
Insurance commission income	5,241	4,582
Other non-interest income	10,138	7,626
Total non-interest income	30,956	30,200
Non-interest expenses:
Employees' compensation and benefits	50,842	42,859
Occupancy and equipment	24,242	15,127
Business promotion	2,970	3,622
Professional fees	17,701	11,793
Taxes, other than income taxes	6,199	3,880
Federal Deposit Insurance Corporation ("FDIC") deposit insurance	1,988	1,522
Net loss on OREO and OREO expenses	1,898	1,188
Credit and debit card processing expenses	4,278	3,950
Communications	2,462	1,877
Merger and restructuring costs	11,267	845
Other non-interest expenses	9,454	5,521
Total non-interest expenses	133,301	92,184

Income (loss) before income taxes	89,172	(701)

Income tax expense (benefit)	28,022	(2,967)

Net income	$61,150	$2,266

Net income attributable to common stockholders	$60,481	$1,597

Net income per common share:

Basic	$0.28	$0.01
Diluted	$0.28	$0.01

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2021	2020
(In thousands)

Net income	$61,150	$2,266

Other comprehensive (loss) income, net of tax:
Debt securities:
Unrealized gain (loss) on debt securities for which credit losses has been recognized	447	(176)
Reclassification adjustment for credit losses - (benefit) expense on debt securities included in net income	(127)	368
Reclassification adjustment for net gain included in net income on sales of available-for-sale debt
securities with no credit losses previously recognized	-	(8,247)
All other unrealized holding (losses) gains on available-for-sale debt securities	(99,249)	50,407
Other comprehensive (loss) income for the period, net of tax	(98,929)	42,352
Total comprehensive (loss) income	$(37,779)	$44,618

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	March 31,2021	March 31,2020
(In thousands)
Cash flows from operating activities:
Net income	$61,150	$2,266

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,808	4,486
Amortization of intangible assets	2,954	713
Provision for credit losses - (benefit) expense	(15,252)	77,366
Deferred income tax expense (benefit)	23,044	(11,654)
Stock-based compensation	1,415	1,142
Gain on sales of investment securities	-	(8,247)
Unrealized gain on derivative instruments	(1,617)	(17)
Net (gain) loss on disposals or sales of premises and equipment and other assets	(26)	15
Net gain on sales of loans	(4,371)	(2,538)
Net amortization/accretion of premiums, discounts, and deferred loan fees and costs	(5,774)	(1,369)
Originations and purchases of loans held for sale	(144,910)	(62,989)
Sales and repayments of loans held for sale	155,573	92,586
Amortization of broker placement fees	73	158
Net amortization/accretion of premiums and discounts on investment securities	9,435	1,307
Decrease (increase) in accrued interest receivable	7,981	(197)
(Decrease) increase in accrued interest payable	(174)	523
Decrease in other assets	18,569	6,400
Decrease in other liabilities	(2,200)	(8,419)
Net cash provided by operating activities	112,678	91,532

Cash flows from investing activities:

Net repayments (disbursements) on loans held for investment	98,926	(68,997)
Proceeds from sales of loans held for investment	13,985	3,610
Proceeds from sales of repossessed assets	11,583	8,966
Purchases of available-for-sale securities	(1,413,370)	(147,801)
Proceeds from principal repayments and maturities of available-for-sale securities	531,096	104,188
Proceeds from principal repayments and maturities of held-to-maturity securities	142	141
Additions to premises and equipment	(3,318)	(4,375)
Proceeds from sales of premises and equipment and other assets	245	-
Net purchases of other investment securities	(4,000)	(1,352)
Payment related to previous acquisition	(3,382)	-
Net cash used in investing activities	(768,093)	(105,620)

Cash flows from financing activities:
Net increase in deposits	697,974	214,408
Net increase in short-term borrowings	-	55,000
Proceeds from long-term reverse repurchase agreements	-	200,000
Repurchase of outstanding common stock	(2,375)	(198)
Dividends paid on common stock	(15,184)	(10,837)
Dividends paid on preferred stock	(669)	(669)
Net cash provided by financing activities	679,746	457,704
Net increase in cash and cash equivalents	24,331	443,616
Cash and cash equivalents at beginning of period	1,493,833	644,099
Cash and cash equivalents at end of period	$1,518,164	$1,087,715

Cash and cash equivalents include:
Cash and due from banks	$1,515,232	$990,007
Money market instruments	2,932	97,708
	$1,518,164	$1,087,715

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2021	2020
(In thousands)

Preferred Stock	$36,104	$36,104

Common Stock Outstanding:
Balance at beginning of period	21,823	21,736
Common stock withheld for taxes	(19)	(5)
Restricted stock grants	30	85
Vesting of performance shares unit	30	-
Restricted stock forfeited	(1)	-
Balance at end of period	21,863	21,816

Additional Paid-In-Capital:
Balance at beginning of period	946,476	941,652
Stock-based compensation expense	1,415	1,142
Common stock withheld for taxes	(2,356)	(193)
Restricted stock grants	(30)	(85)
Vesting of performance shares unit	(30)	-
Restricted stock forfeited	1	-
Balance at end of period	945,476	942,516

Retained Earnings:
Balance at beginning of period	1,215,321	1,221,817
Impact of adoption of Accounting Standards Codification ("ASC" or "Codification")
Topic 326, "Financial Instruments - Credit Losses" ("ASC 326" or "CECL")		(62,322)
Balance at beginning of period (as adjusted for impact of adoption of ASC 326)		1,159,495
Net income	61,150	2,266
Dividends on common stock (2021 - $ 0.07 per share; 2020 - $ 0.05 per share)	(15,346)	(10,893)
Dividends on preferred stock	(669)	(669)
Balance at end of period	1,260,456	1,150,199

Accumulated Other Comprehensive (Loss) Income, net of tax:
Balance at beginning of period	55,455	6,764
Other comprehensive (loss) income, net of tax	(98,929)	42,352
Balance at end of period	(43,474)	49,116

Total stockholdersʼ equity	$2,220,425	$2,199,751

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements (unaudited) of First BanCorp. (the “Corporation”) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements for the fiscal year ended December 31, 2020 (the “audited consolidated financial statements”) included in the 2020 Annual Report on Form 10-K. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the 2020 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the quarter ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire year.

Adoption of New Accounting Requirements

Income Tax Simplification

In December 2019, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and the accounting related to areas such as franchise taxes, step-up in tax basis, goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. For public business entities, the standard took effect for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. The adoption of this guidance during the first quarter of 2021 did not have an effect on the Corporation’s consolidated financial statements.

Accounting for Equity Securities and Certain Derivatives

In January 2020, the FASB issued new guidance to clarify the accounting for equity securities under ASC Topic 321, “Investments – Equity Securities” (“ASC 321”); investments accounted for under the equity method of accounting in ASC Topic 323, “Investments – Equity Method and Joint Ventures”; and the accounting for certain forward contracts and purchased options accounted for under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The guidance clarifies that an entity should consider observable transactions that result in either applying or discontinuing the equity method of accounting for the purpose of applying the measurement alternative provided by ASC 321, which allows certain equity securities without a readily determinable fair value to be measured at cost, less any impairment. When an entity accounts for an investment in equity securities under the measurement alternative and is required to transition to the equity method of accounting because of an observable transaction, it should remeasure the investment at fair value immediately before applying the equity method of accounting. Likewise, when an entity accounts for an investment in equity securities under the equity method of accounting and is required to transition to ASC 321 because of an observable transaction, it should remeasure the investment at fair value immediately after discontinuing the equity method of accounting. These amendments align the accounting for equity securities under the measurement alternative with that of other equity securities accounted for under ASC 321, reducing diversity in accounting outcomes. The guidance also clarifies that, when determining the accounting for nonderivative forward contracts and purchased options, an entity should not consider whether the underlying securities would be accounted for under the equity method or fair value option upon settlement or exercise. These instruments will not fail to meet the scope of ASC 815-10 solely because the securities would be accounted for under the equity method upon settlement of the contract or exercise of the option. For public business entities, the standard took effect for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. The adoption of this guidance during the first quarter of 2021 did not have an effect on the Corporation’s consolidated financial statements.

NOTE 2 – BUSINESS COMBINATION

Effective as of September 1, 2020, the Corporation completed its previously announced acquisition of Banco Santander Puerto Rico (“BSPR”). The Corporation accounted for the acquisition as a business combination in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). Accordingly, the Corporation recorded the assets and liabilities assumed, as of the date of the acquisition, at their respective fair values and allocated to goodwill the excess of the purchase price consideration over the fair value of the net assets acquired. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the acquired assets and liabilities are subject to adjustment for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Since the acquisition, the Corporation has made a net adjustment to goodwill of approximately $4.2 million, substantially all recorded in the fourth quarter of 2020 and primarily related to post-closing purchase price adjustments to account for differences between BSPR’s actual excess capital at closing date compared to the BSPR’s excess capital amount used for the preliminary closing statement at acquisition date. Management does not anticipate additional adjustments to the acquisition date valuation amounts presented herein.

The following table summarizes the purchase price consideration and estimated fair values of assets acquired and liabilities assumed from BSPR as of September 1, 2020 under the acquisition method of accounting:

	Fair Value as Originally	Measurement Period	Fair Value as
(In thousands)	Recorded	Adjustments	Remeasured
Total purchase price consideration	$1,277,626	$3,382	$1,281,008
Fair value of assets acquired:
Cash and cash equivalents	$1,684,252	$-	$1,684,252
Investment securities	1,167,225	-	1,167,225
Loans:
Residential mortgage loans	807,637	540	808,177
Commercial mortgage loans	740,919	122	741,041
Commercial and Industrial (“C&I”) loans	752,154	(390)	751,764
Consumer loans	214,206	(488)	213,718
Loans, net	2,514,916	(216)	2,514,700
Premises and equipment, net	12,499	-	12,499
Intangible assets	39,232	448	39,680
Other assets	144,008	(195)	143,813
Total assets and identifiable
intangible assets acquired	5,562,132	37	5,562,169

Fair value of liabilities assumed:
Deposits	$4,194,940	$-	$4,194,940
Other liabilities	95,869	865	96,734
Total liabilities assumed	4,290,809	865	4,291,674
Fair value of net assets and identifiable
intangible assets acquired	1,271,323	(828)	1,270,495
Goodwill	$6,303	$4,210	$10,513

Goodwill recognized in this transaction is not deductible for income tax purposes. For a description of the methods used to determine the fair values of significant identifiable assets and liabilities assumed, see Note 2 - Business Combination in the audited consolidated financial statements included in the 2020 Annual Report on Form 10-K.

Merger and Restructuring Costs

Upon completion of the acquisition, the Corporation began to integrate BSPR’s operations into FirstBank’s operations. Over the next several months, the Corporation expects to refine the integration process, which the Corporation expects to complete during the second and third quarters of 2021. The Corporation completed the conversions of the commercial, consumer and credit card loans systems during the first four months of 2021 but Management is still in the process of assessing personnel, technology systems, service contracts and other key factors to determine the most beneficial structure for the combined company. Certain decisions arising from these assessments may involve changes in information systems, cancellations of existing contracts and other actions. To the extent there are costs associated with these actions, the costs will be recognized based on the nature and timing of these integration actions. Most acquisition and restructuring costs are expensed, as incurred. The Corporation recognized cumulative acquisition expenses of $49.2 million through March 31, 2021, of which $11.3 million and $0.8 million were incurred during the first quarters of 2021 and 2020, respectively. Acquisition, integration, and restructuring expenses were included in merger and restructuring costs in the consolidated statements of income, and consisted primarily of legal fees, severance and personnel-related costs, valuation services, systems conversion, and other integration efforts, as well as accelerated depreciation charges related to planned closures and consolidation of branches in accordance with the Corporation’s integration and restructuring plan.

NOTE 3 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters ended March 31,2021 and 2020 are as follows:

	Quarter Ended
	March 31,	March 31,
	2021	2020
(In thousands, except per share information)
Net income	$61,150	$2,266
Less: Preferred stock dividends	(669)	(669)
Net income attributable to common stockholders	$60,481	$1,597

Weighted-Average Shares:
Average common shares outstanding	217,033	216,785
Average potential dilutive common shares	1,244	529
Average common shares outstanding-assuming dilution	218,277	217,314

Earnings per common share:
Basic	$0.28	$0.01
Diluted	$0.28	$0.01

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

Potential dilutive common shares consist of unvested shares of restricted stock that do not contain non-forfeitable dividend rights using the treasury stock method. This method assumes that proceeds equal to the amount of compensation cost attributable to future services is used to repurchase shares on the open market at the average market price for the period. The difference between the number of potential dilutive shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Unvested shares of restricted stock outstanding during the period that result in lower potential dilutive shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Potential dilutive common shares also include performance units that do not contain non-forfeitable dividend rights if the performance condition is met as of the end of the reporting period.

NOTE 4 – STOCK-BASED COMPENSATION

On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of the then-effective Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based and non equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, other stock-based awards and cash-based awards. The Omnibus Plan authorizes the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. As of March 31, 2021, 5,081,833 authorized shares of common stock were available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation and Benefits Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Restricted Stock

Under the Omnibus Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted stock is subject to forfeiture and does not contain non-forfeitable dividend rights, participants may exercise full voting rights with respect to the shares of restricted stock granted to them. The restricted stock granted under the Omnibus Plan is typically subject to a vesting period. During the first quarter of 2021, the Corporation awarded to an independent director 3,552 shares of restricted stock that are subject to one-year vesting from the date of grant. In addition, during the first quarter of 2021, the Corporation awarded 288,649 shares of restricted stock to employees; fifty percent (50%) of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 288,649 shares of restricted stock were 19,271 shares granted to retirement-eligible employees. The total expense determined for the restricted stock awarded to retirement-eligible employees was charged against earnings as of the grant date. During the first quarter of 2020, the Corporation awarded 851,673 shares of restricted stock to employees; fifty percent (50%) of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 851,673 shares of restricted stock were 47,194 shares granted to retirement-eligible employees. The fair value of the shares of restricted stock granted in the first quarter of 2021 and 2020 was based on the market price of the Corporation’s outstanding common stock on the date of the respective grant.

The following table summarizes the restricted stock activity in the first quarter of 2021 under the Omnibus Plan:

	Quarter Ended
	March 31, 2021
	Number of
	shares of	Weighted-Average
	restricted	Grant Date
	stock	Fair Value

Unvested shares outstanding at beginning of period	1,320,723	$5.74
Granted	292,201	11.26
Forfeited	(8,340)	5.98
Vested	(285,342)	8.41
Unvested shares outstanding as of March 31, 2021	1,319,242	$6.38

For the quarters ended March 31, 2021 and 2020, the Corporation recognized $0.9 million and $0.8 million, respectively, of stock-based compensation expense related to restricted stock awards. As of March 31, 2021, there was $5.4 million of total unrecognized compensation cost related to unvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost was 1.9 years as of March 31, 2021.

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

Performance Units

Under the Omnibus Plan, the Corporation may award performance units to Omnibus Plan participants. During the first quarter of 2021, the Corporation granted 160,485 units to executives, with each unit representing the value of one share of the Corporation’s common stock. The performance units granted in 2021 are for the performance period beginning January 1, 2021 and ending on December 31, 2023 and are subject to three-year requisite service periods. These awards do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock. The performance units will vest based on the achievement of a pre-established tangible book value per share target as of December 31, 2023. All of the performance units will vest if performance is at the pre-established performance target level or above. However, the participants may vest with respect to 50% of the awards to the extent that performance is below the target but at 80% of the pre-established performance target level (the “80% minimum threshold”), which is measured based upon the growth in the tangible book value during the performance cycle. If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold. During the first quarter ended March 31, 2021, the Corporation issued 304,408 shares of common stock related to performance units granted in 2018 that met the pre-established target and vested in the first quarter.

During the first quarter of 2020 and 2019, the Corporation awarded 502,307 and 200,053 performance units to executives, respectively. The performance units are subject to three-year requisite service periods and a pre-established performance target level as describe above.

The following table summarizes the performance units activity in the first quarter of 2021 under the Omnibus Plan:

Three-Month Period Ended
(Number of units)	March 31, 2021
Performance units at beginning of year	1,006,768
Additions	160,485
Vested	(304,408)
Performance units at March 31, 2021	862,845

The fair values of the performance units awarded were based on the market price of the Corporation’s outstanding common stock on the respective date of the grant. For the quarters ended March 31, 2021 and 2020, the Corporation recognized $0.5 million and $0.3 million, respectively, of stock-based compensation expense related to performance units. As of March 31, 2021, there was $3.9 million of total unrecognized compensation cost related to unvested performance units that the Corporation expects to recognize over the next three years. The total amount of compensation expense recognized reflects management’s assessment of the probability that the pre-established performance goal will be achieved. The Corporation will recognize a cumulative adjustment to compensation expense in the then-current period to reflect any changes in the probability of achievement of the performance goals.

Shares withheld

During the quarter ended March 31, 2021, the Corporation withheld 194,471 shares (first quarter of 2020 –50,285 shares) of the restricted stock and performance units that vested during such period to cover the officers’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid in cash any fractional share of salary stock to which an officer was entitled. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses recorded in other comprehensive income (loss), ACL, estimated fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of March 31, 2021 were as follows:

	March 31, 2021
	Amortized cost	Gross			Fair value
		Unrealized				Weighted-
		Gains	Losses	ACL		average yield %
(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$7,482	$-	$16	$-	$7,466	0.22
U.S. government-sponsored
agencies' obligations:
Due within one year	17,890	171	-	-	18,061	2.00
After 1 to 5 years	751,657	562	8,181	-	744,038	0.57
After 5 to 10 years	623,758	299	15,065	-	608,992	0.84
After 10 years	20,882	-	148	-	20,734	0.65

Puerto Rico government
obligations:
After 10 years (1)	3,926	-	789	308	2,829	6.97

United States and Puerto
Rico government
obligations	1,425,595	1,032	24,199	308	1,402,120	0.72
Mortgage-backed securities ("MBS"):
Freddie Mac ("FHLMC") certificates:
Due within one year	67	7	-	-	74	4.85
After 5 to 10 years	60,565	2,334	-	-	62,899	2.15
After 10 years	1,347,232	7,516	24,020	-	1,330,728	1.21
	1,407,864	9,857	24,020	-	1,393,701	1.25

Ginnie Mae ("GNMA") certificates:
Due within one year	1	-	-	-	1	1.63
After 1 to 5 years	23,917	1,026	-	-	24,943	2.91
After 5 to 10 years	36,984	228	195	-	37,017	0.35
After 10 years	504,084	12,743	1,670	-	515,157	1.11
	564,986	13,997	1,865	-	577,118	1.14
Fannie Mae ("FNMA") certificates:
After 1 to 5 years	24,800	717	-	-	25,517	2.81
After 5 to 10 years	133,177	4,015	546	-	136,646	1.84
After 10 years	1,471,162	14,726	22,097	-	1,463,791	1.35
	1,629,139	19,458	22,643	-	1,625,954	1.41
Collateralized mortgage obligations
issued or guaranteed by the FHLMC,
FNMA and GNMA:
After 1 to 5 years	446	-	1	-	445	0.78
After 5 to 10 years	40,922	128	336	-	40,714	1.10
After 10 years	362,100	733	5,042	-	357,791	1.45
	403,468	861	5,379	-	398,950	1.41

Private label:
After 10 years	11,722	-	2,550	875	8,297	2.20

Total MBS	4,017,179	44,173	56,457	875	4,004,020	1.32
Other:
After 1 to 5 years	650	-	-	-	650	2.90

Total investment securities
available for sale	$5,443,424	$45,205	$80,656	$1,183	$5,406,790	1.16
__________

(1) Consists of a residential pass-through MBS issued by the Puerto Rico Housing Finance Authority (“PRHFA”) that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010.

The amortized cost, gross unrealized gains and losses recorded in other comprehensive income (loss), ACL, estimated fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of December 31, 2020 were as follows:

	December 31, 2020
	Amortized cost	Gross			Fair value
		Unrealized				Weighted-
		Gains	Losses	ACL		average yield%
(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,498	$9	$-	$-	$7,507	1.65
U.S. government-sponsored
agencies' obligations:
Due within one year	24,413	273	-	-	24,686	1.95
After 1 to 5 years	691,668	911	290	-	692,289	0.57
After 5 to 10 years	441,454	821	347	-	441,928	0.83
After 10 years	21,413	-	149	-	21,264	0.65

Puerto Rico government
obligations:
After 10 years (1)	3,987	-	780	308	2,899	6.97

United States and Puerto
Rico government
obligations	1,190,433	2,014	1,566	308	1,190,573	0.72

MBS:
FHLMC certificates:
After 1 to 5 years	75	8	-	-	83	4.86
After 5 to 10 years	60,773	2,850	-	-	63,623	2.15
After 10 years	1,070,984	15,340	159	-	1,086,165	1.38
	1,131,832	18,198	159	-	1,149,871	1.42

GNMA certificates:
Due within one year	1	-	-	-	1	1.93
After 1 to 5 years	26,918	1,080	-	-	27,998	2.91
After 5 to 10 years	40,727	128	69	-	40,786	0.42
After 10 years	614,584	16,271	148	-	630,707	1.27
	682,230	17,479	217	-	699,492	1.29
FNMA certificates:
After 1 to 5 years	24,812	891	-	-	25,703	2.81
After 5 to 10 years	110,832	5,783	-	-	116,615	2.13
After 10 years	1,154,707	23,459	203	-	1,177,963	1.53
	1,290,351	30,133	203	-	1,320,281	1.61
Collateralized mortgage obligations issued
or guaranteed by the FHLMC,
FNMA and GNMA:
After 1 to 5 years	538	-	1	-	537	0.81
After 5 to 10 years	18,438	152	-	-	18,590	0.80
After 10 years	258,069	1,019	491	-	258,597	1.56
	277,045	1,171	492	-	277,724	1.51

Private label
After 10 years	12,310	-	2,880	1,002	8,428	2.25

Total MBS	3,393,768	66,981	3,951	1,002	3,455,796	1.47

Other
After 1 to 5 years	650	-	-	-	650	2.94

Total investment securities
available for sale	$4,584,851	$68,995	$5,517	$1,310	$4,647,019	1.28

(1) Consists of a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010.

Maturities of MBS are based on the period of final contractual maturity. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted-average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale is presented as part of other comprehensive income (loss).

The following tables show the fair value and gross unrealized losses of the Corporation’s available-for-sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2021 and December 31, 2020. The tables also include debt securities for which an ACL was recorded.

	As of March 31, 2021
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,829	$789	$2,829	$789
U.S. Treasury and U.S. government
agenciesʼ obligations	1,234,071	23,236	27,332	174	1,261,403	23,410
MBS:
FNMA	1,138,051	22,643	-	-	1,138,051	22,643
FHLMC	1,025,221	24,020	-	-	1,025,221	24,020
GNMA	116,960	1,865	-	-	116,960	1,865
Collateralized mortgage obligations
issued or guaranteed by
the FHLMC, FNMA and GNMA	285,821	5,278	9,300	101	295,121	5,379
Private label MBS	-	-	8,297	2,550	8,297	2,550
	$3,800,124	$77,042	$47,758	$3,614	$3,847,882	$80,656

	As of December 31, 2020
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,899	$780	$2,899	$780
U.S. Treasury and U.S. government
agenciesʼ obligations	425,155	621	23,377	165	448,532	786
MBS:
FNMA	93,509	203	-	-	93,509	203
FHLMC	89,292	159	-	-	89,292	159
GNMA	70,504	217	-	-	70,504	217
Collateralized mortgage
obligations issued or guaranteed
by the FHLMC, FNMA and GNMA	104,500	410	9,761	82	114,261	492
Private label MBS	-	-	8,428	2,880	8,428	2,880
	$782,960	$1,610	$44,465	$3,907	$827,425	$5,517

During the first quarter of 2020, the Corporation sold approximately $275.6 million of U.S. agencies MBS and recognized a gain of approximately $8.2 million. These sales settled in April 2020. The $8.2 million was realized at the tax-exempt international banking entity subsidiary, which had no income tax expense recorded during the quarter ended March 31, 2020. There were no sales of securities available for sale during the first quarter of 2021.

Assessment for Credit Losses

Debt securities issued by U.S. government agencies, U.S. government-sponsored entities (“GSEs”), and the U.S. Treasury, including notes and MBS, accounted for approximately 99% of the total available-for-sale portfolio as of March 31, 2021, and the Corporation expects no credit losses, given the explicit and implicit guarantees provided by the U.S. federal government. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Corporation does not have the intent to sell these U.S. government and agencies debt securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider impairments on these securities to be credit related as of March 31, 2021. The Corporation’s credit loss assessment was concentrated mainly on private label MBS, and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss existed and the period over which the debt security was expected to recover:

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

The Corporation’s available-for-sale MBS portfolio includes private label MBS with a fair value of $8.3 million, which had unrealized losses of approximately $3.4 million as of March 31, 2021, of which $0.9 million is due to credit deterioration and is part of the ACL. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon on the underlying collateral. The underlying collateral is fixed-rate, single-family residential mortgage loans in the United State with original FICO scores over 700 and moderate loan-to-value ratios (under 80%), as well as moderate delinquency levels. As of March 31, 2021, the Corporation did not have the intent to sell these securities and determined that it is likely that it will not be required to sell the securities before anticipated recovery. The Corporation determined the ACL for private label MBS based on a risk-adjusted discounted cash flow methodology that considers the structure and terms of the instruments. The Corporation utilized probability of default (“PDs”) and loss given default (“LGDs”) that considered, among other things, historical payment performance, loan-to value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates and the housing price index. Under this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs, were discounted at the effective interest rate as of the reporting date. Significant assumptions in the valuation of the private label MBS were as follows:

	As of			As of
	March 31, 2021			December 31, 2020
	Weighted	Range		Weighted	Range
	Average	Minimum	Maximum	Average	Minimum	Maximum

Discount rate	12.9%	12.9%	12.9%	12.2%	12.2%	12.2%
Prepayment rate	13.6%	0.7%	21.9%	12.1%	1.2%	18.8%
Projected Cumulative Loss Rate	7.7%	0.1%	17.8%	10.2%	2.6%	22.3%

The Corporation evaluates if a credit loss exists, primarily by monitoring adverse variances in the present value of expected cash flows. As of March 31, 2021, the ACL for these private label MBS was $0.9 million, relatively flat compared to $1.0 million as of December 31, 2020.

As of March 31, 2021, the Corporation’s available-for-sale investment securities portfolio also included a residential pass-through MBS issued by the PRHFA, collateralized by certain second mortgages, with a fair value of $2.8 million, which had an unrealized loss of approximately $1.1 million. Approximately $0.3 million of the unrealized losses was due to credit deterioration and is part of the ACL. The underlying second mortgage loans were originated under a program launched by the Puerto Rico government in 2010. This residential pass-through MBS was structured as a zero-coupon bond for the first ten years (up to July 2019). The underlying source of payment on this residential pass-through MBS is second mortgage loans in Puerto Rico. PRHFA, not the Puerto Rico government, provides a guarantee in the event of default and subsequent foreclosure of the properties underlying the second mortgage loans. The Corporation determined the ACL on this instrument based on a risk-adjusted discounted cash flow methodology that considered the structure and terms of the underlying collateral. The Corporation utilized PDs and LGDs that considered, among other things, historical payment performance, loan-to value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, the housing price index and expected recovery from the PRHFA guarantee. Under this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs, were discounted at the internal rate of return as of the reporting date and compared to the amortized cost. In the event that the second mortgage loans default and the collateral is insufficient to satisfy the outstanding balance of this residential pass-through MBS, PRHFA’s ability to honor its insurance will depend on, among other factors, the financial condition of PRHFA at the time such obligation becomes due and payable. Further deterioration of the Puerto Rico economy or fiscal health of the PRHFA could impact the value of these securities, resulting in additional losses to the Corporation. As of March 31, 2021, the Corporation did not have the intent to sell this security and determined that it was likely that it will not be required to sell the security before its anticipated recovery. Accrued interest receivable on available-for-sale debt securities totaled $9.6 million as of March 31, 2021 ($8.5 million as of December 31, 2020) and is excluded from the estimate of credit losses.

The following table presents a rollforward by major security type for the quarter ended March 31, 2021 and 2020 of the ACL on debt securities available-for-sale:

	Quarter Ended March 31, 2021
	Private label	Puerto Rico Government
	MBS	Obligations	Total
(In thousands)
Beginning Balance	$1,002	$308	$1,310
Release for securities for which previous expected
credit losses were recognized (provision for credit losses - benefit)	(127)	-	(127)
ACL on debt securities available-for-sale	$875	308	1,183

	Quarter Ended March 31, 2020
	Private label	Puerto Rico Government
	MBS	Obligations	Total
(In thousands)
Beginning Balance	$-	$-	$-
Impact of adopting CECL	-	-	-
Addition for securities for which previous expected
credit losses were recognized (provision for credit losses - expense)	368	-	368
ACL on debt securities available-for-sale	$368	-	368

Investments Held to Maturity

The amortized cost, gross unrecognized gains and losses, estimated fair value, ACL, weighted-average yield and contractual maturities of investment securities held to maturity as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Amortized cost			Fair value
		Gross Unrecognized			ACL
						Weighted - average yield %
(Dollars in thousands)		Gains	Losses

Puerto Rico municipal bonds:
Due within one year	$2,968	$3	$26	$2,945	$52	5.38
After 1 to 5 years	14,843	659	136	15,366	601	2.57
After 5 to 10 years	88,564	1,603	1,568	88,599	3,967	4.65
After 10 years	83,305	-	11,901	71,404	4,249	3.57
Total investment securities
held to maturity	$189,680	$2,265	$13,631	$178,314	$8,869	4.03

	December 31, 2020
	Amortized cost			Fair value
		Gross Unrecognized
						Weighted - average yield %
(Dollars in thousands)		Gains	Losses		ACL

Puerto Rico municipal bonds:
Due within one year	$556	$7	$-	$563	$-	5.41
After 1 to 5 years	17,297	561	305	17,553	576	3.00
After 5 to 10 years	88,394	1,388	3,146	86,636	4,401	4.66
After 10 years	83,241	-	14,187	69,054	3,868	3.57
Total investment securities
held to maturity	$189,488	$1,956	$17,638	$173,806	$8,845	4.03

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrecognized loss position, as of March 31, 2021 and December 31, 2020, including debt securities for which an ACL was recorded.

As of March 31, 2021
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico municipal bonds	$24,566	$1,002	$116,302	$12,629	$140,868	$13,631

As of December 31, 2020
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico municipal bonds	$28,252	$1,611	$116,216	$16,027	$144,468	$17,638

The Corporation determines the ACL of Puerto Rico municipal bonds based on the product of a cumulative PD and LGD, and the amortized cost basis of the bonds over their remaining expected life, as described in Note 1 – Nature of Business and Summary of Significant Accounting Policies in the audited consolidated financial statements included in the 2020 Annual Report on Form 10-K.

The Corporation performs periodic credit quality reviews on these issuers. All of the Puerto Rico municipal bonds were current as to scheduled contractual payments as of March 31, 2021. The Puerto Rico municipal bonds had an ACL of $8.9 million as of March 31, 2021, relatively flat compared to $8.8 million as of December 31, 2020. According to the Corporation’s policy, accrued interest receivable on held-to-maturity debt securities, totaled $1.8 million as of March 31, 2021 ($3.6 million as of December 31, 2020), was excluded from the estimate of credit losses.

The following table presents the activity in the ACL for debt securities held-to-maturity by major security type for the quarters ended March 31, 2021 and 2020, respectively:

	Quarter Ended March 31,
	2021	2020
	Puerto Rico	Puerto Rico
	Municipal Bonds	Municipal Bonds
(In thousands)
Beginning balance	$8,845	$-
Impact of adopting CECL	-	8,134
Addition for securities for which no previous expected
credit losses were recognized (provision for credit losses)	-	1,134
Addition for securities for which previous expected
credit losses were recognized (provision for credit losses)	24	-
	$8,869	$9,268

During the second quarter of 2019, the oversight board established by PROMESA announced the designation of Puerto Rico’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities but contemplates assistance to municipalities through the launch of three municipal incentive funds. Furthermore, municipalities may be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken by the Puerto Rico government to address its fiscal problems, or measures included in fiscal plans of other government entities, and, more recently, by the effect of the COVID-19 pandemic on the Puerto Rico and global economy. Given the uncertain effect of the negative fiscal situation of the Puerto Rico central government, the COVID-19 pandemic, and the measures taken, or to be taken, by other government entities in response to the COVID-19 pandemic on municipalities, the Corporation cannot be certain whether future charges to the ACL on these securities will be required.

From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and are classified as money market investments in the consolidated statements of financial condition. As of March 31, 2021 and December 31, 2020, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

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

The Corporation periodically reviews its assets to evaluate if they are properly classified, and to determine impairment, if any. The frequency of these reviews will depend on the amount of the aggregate outstanding debt, and the risk rating classification of the obligor.

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

The following table summarizes the amortized cost of the Puerto Rico municipal bonds, which are the Corporation’s only debt securities held-to-maturity, as of March 31, 2021 and December 31, 2020 aggregated by credit quality indicator:

	Held to Maturity
	Puerto Rico Municipal Bonds
	March 31,	December 31
(In thousands)	2021	2020
Risk Ratings:
Pass	$189,680	$189,488
Criticized:
Special Mention	-	-
Substandard	-	-
Doubtful	-	-
Loss	-	-
Total	$189,680	$189,488

No held-to-maturity debt securities were on nonaccrual status, 90 days past due and still accruing, or past due as of March 31, 2021 and December 31, 2020. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement.

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

As of each of March 31, 2021 and December 31, 2020, the Corporation had investments in FHLB stock carried at a cost of $31.2 million. Dividend income from FHLB stock for the quarters ended March 31, 2021 and 2020 was $0.4 million and $0.6 million, respectively.

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

As of March 31, 2021 and December 31, 2020, the Corporation owned other equity securities with a readily determinable fair value of approximately $5.4 million and $1.5 million, respectively. During the first quarter of 2021, the Corporation recognized a marked-to-market loss of $31 thousand associated with these securities ($27 thousand marked-to-market gain in the first quarter of 2020), which was recorded as part of other non-interest income in the consolidated statements of income. In addition, the Corporation had other equity securities that do not have a readily-determinable fair value. The carrying value of such securities as of each of March 31, 2021 and December 31, 2020 was $4.9 million.

NOTE 7 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment as of the indicated dates:

	As of March 31,	As of December 31,
	2021	2020
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,395,081	$3,521,954
Construction loans	190,996	212,500
Commercial mortgage loans	2,216,887	2,230,602
C&I loans (1) (2) (3)	3,182,706	3,202,590
Consumer loans	2,656,189	2,609,643
Loans held for investment (4)	11,641,859	11,777,289
ACL on loans and finance leases	(358,936)	(385,887)
Loans held for investment, net	$11,282,923	$11,391,402

(1)During the first quarter of 2021, three criticized commercial loan participations totaling $28.2 million were transferred to held for sale. These transfers resulted in charge-offs of $0.7 million in the first quarter of 2021. One of these participations amounting to $14.3 million was sold prior to the end of the first quarter and a second one amounting to $9.7 million was sold in early April 2021.

(2)As of March 31, 2021 and December 31, 2020, includes $430.5 million and $406.0 million, respectively, of Small Business Administration (‘SBA”) Paycheck Protection Program (“SBA PPP”) loans.

(3)As of each of March 31, 2021 and December 31, 2020, includes $1.0 billion of commercial loans that were secured by real estate but were not dependent upon the real estate for repayment.

(4)Includes accretable fair value net purchase discounts of $44.6 million and $48.0 million as of March 31, 2021 and December 31, 2020, respectively.

The following tables present by portfolio classes the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of March 31, 2021 and the interest income recognized on nonaccrual loans for the quarters ended March 31, 2021 and 2020:

	As of March 31, 2021				Quarter Ended March 31, 2021	Quarter Ended March 31, 2020
Puerto Rico and Virgin Islands region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans (2)	Loans Past Due 90 days or more and Still Accruing (3)	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$98,957	$-	$-
Conventional residential mortgage loans	13,735	104,067	117,802	38,615	312	294
Construction loans	4,703	1,675	6,378	600	15	20
Commercial mortgage loans	13,248	15,300	28,548	2,993	50	74
C&I loans	13,176	5,416	18,592	11,498	17	32
Consumer Loans:
Auto loans	1	8,901	8,902	-	22	50
Finance leases	-	967	967	-	1	11
Personal loans	-	1,327	1,327	-	28	19
Credit cards	-	-	-	6,682	-	-
Other consumer loans	-	2,942	2,942	2	-	5
Total loans held for investment (1)	$44,863	$140,595	$185,458	$159,347	$445	$505

(1)Nonaccrual loans exclude $367.0 million of troubled debt restructuring (“TDR”) loans that were in compliance with modified terms and in accrual status as of March 31, 2021.

(2)Excludes purchases with credit deterioration (“PCD”) loans previously accounted for under ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC Subtopic 310-30”) for which the Corporation made the accounting policy election for maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of March 31, 2021 was $128.4 million.

(3) These include rebooked loans, which were previously pooled into GNMA securities, amounting to $17.2 million as of March 31, 2021. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability. During the quarter ended March 31, 2021, the Corporation repurchased, pursuant to the aforementioned repurchase option, $0.3 million of loans previously sold to GNMA.

	As of March 31, 2021				Quarter Ended March 31, 2021	Quarter Ended March 31, 2020
Florida region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$250	$-	$-
Conventional residential mortgage loans	2,704	11,833	14,537	-	64	83
Construction loans	-	-	-	-	-	-
Commercial mortgage loans	-	-	-	-	-	-
C&I loans	536	-	536	-	18	19
Consumer Loans:
Auto loans	-	34	34	-	-	2
Finance leases	-	-	-	-	-	-
Personal loans	-	-	-	-	-	2
Credit cards	-	-	-	-	-	-
Other consumer loans	-	536	536	-	5	4
Total loans held for investment (1)	$3,240	$12,403	$15,643	$250	$87	$110

(1)Nonaccrual loans exclude $6.8 million of TDR loans that were in compliance with modified terms and in accrual status as of March 31, 2021.

	As of March 31, 2021				Quarter Ended March 31, 2021	Quarter Ended March 31, 2020
Total	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans (2)	Loans Past Due 90 days or more and Still Accruing (3)	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$99,207	$-	$-
Conventional residential mortgage loans	16,439	115,900	132,339	38,615	376	377
Construction loans	4,703	1,675	6,378	600	15	20
Commercial mortgage loans	13,248	15,300	28,548	2,993	50	74
C&I loans	13,712	5,416	19,128	11,498	35	51
Consumer Loans:
Auto loans	1	8,935	8,936	-	22	52
Finance leases	-	967	967	-	1	11
Personal loans	-	1,327	1,327	-	28	21
Credit cards	-	-	-	6,682	-	-
Other consumer loans	-	3,478	3,478	2	5	9
Total loans held for investment (1)	$48,103	$152,998	$201,101	$159,597	$532	$615

(1)Nonaccrual loans exclude $373.8 million of TDR loans that were in compliance with modified terms and in accrual status as of March 31, 2021.

(2)Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC 310-30 as “units of account” both at the time of adoption of CECL and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of March 31, 2021 was $128.4 million.

(3)These include rebooked loans, which were previously pooled into GNMA securities, amounting to $17.2 million as of March 31, 2021. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability. During the quarter ended March 31, 2021, the Corporation repurchased, pursuant to the aforementioned repurchase option, $0.3 million of loans previously sold to GNMA.

The following tables present by portfolio classes the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more still accruing as of December 31, 2020:

	As of December 31, 2020
Puerto Rico and Virgin Islands region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans (2)	Loans Past Due 90 days or more and Still Accruing (3)
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$98,993
Conventional residential mortgage loans	12,418	98,527	110,945	38,834
Construction loans	4,546	8,425	12,971	-
Commercial mortgage loans	11,777	17,834	29,611	3,252
C&I loans	14,824	5,496	20,320	2,246
Consumer Loans:
Auto loans	26	8,638	8,664	-
Finance leases	-	1,466	1,466	-
Personal loans	-	1,623	1,623	-
Credit cards	-	-	-	1,520
Other consumer loans	-	3,682	3,682	-
Total loans held for investment (1)	$43,591	$145,691	$189,282	$144,845

(1)Nonaccrual loans exclude $386.7 million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2020.

(2)Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election for maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of December 31, 2020 was $130.9 million.

(3)These include rebooked loans, which were previously pooled into GNMA securities, amounting to $10.7 million as of December 31, 2020. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

	As of December 31, 2020
Florida region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$250
Conventional residential mortgage loans	2,584	11,838	14,422	-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	561	-	561	-
Consumer Loans:
Auto loans	-	223	223	-
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	-	-	-	-
Other consumer loans	-	601	601	-
Total loans held for investment (1)	$3,145	$12,662	$15,807	$250

(1)Nonaccrual loans exclude $6.6 million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2020.

	As of December 31, 2020
Total	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans (2)	Loans Past Due 90 days or more and Still Accruing (3)
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$99,243
Conventional residential mortgage loans	15,002	110,365	125,367	38,834
Construction loans	4,546	8,425	12,971	-
Commercial mortgage loans	11,777	17,834	29,611	3,252
C&I loans	15,385	5,496	20,881	2,246
Consumer Loans:
Auto loans	26	8,861	8,887	-
Finance leases	-	1,466	1,466	-
Personal loans	-	1,623	1,623	-
Credit cards	-	-	-	1,520
Other consumer loans	-	4,283	4,283	-
Total loans held for investment (1)	$46,736	$158,353	$205,089	$145,095

(1)Nonaccrual loans exclude $393.3 million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2020.

(2)Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC 310-30 as “units of account” both at the time of adoption of CECL and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of December 31, 2020 was $130.9 million.

(3)These include rebooked loans, which were previously pooled into GNMA securities, amounting to $10.7 million as of December 31, 2020. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

When a loan is placed on nonaccrual status, any accrued but uncollected interest income is reversed and charged against interest income and amortization of any net deferred fees is suspended. The amount of accrued interest reversed against interest income totaled $1.0 million for the first quarter of 2021 ($0.5 million for the first quarter of 2020).

As of March 31, 2021, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $169.8 million, including $58.7 million of loans insured by the FHA or guaranteed by the VA, and $18.6 million of PCD loans acquired prior to the adoption, on January 1, 2020, of CECL and for which the Corporation made the accounting policy election of maintaining pools of loans previously accounted for under ASC 310-30 as “units of account.” The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent, in accordance with the requirements of the Consumer Financial Protection Bureau (“CFPB”). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (i.e., Puerto Rico, Florida and the USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (i.e., the BVI) is processed without court intervention. Foreclosure timelines vary according to local jurisdiction law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues.

The Corporation’s aging of the loan portfolio held for investment by portfolio classes as of March 31, 2021 is as follows:

As of March 31, 2021
Puerto Rico and Virgin Islands region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2) (3)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,236	$98,957	$101,193	$53,560	$154,753
Conventional residential mortgage loans (4)	-	41,520	156,417	197,937	2,551,202	2,749,139
Commercial loans:
Construction loans (4)	2,582	-	6,978	9,560	59,725	69,285
Commercial mortgage loans (4)	1,613	34,340	31,541	67,494	1,758,251	1,825,745
C&I loans	7,563	6,974	30,090	44,627	2,179,386	2,224,013
Consumer loans:
Auto loans	19,243	2,999	8,902	31,144	1,309,522	1,340,666
Finance leases	4,637	478	967	6,082	487,538	493,620
Personal loans	3,252	1,399	1,327	5,978	351,411	357,389
Credit cards	2,853	1,879	6,682	11,414	294,959	306,373
Other consumer loans	2,061	1,002	2,944	6,007	128,729	134,736
Total loans held for investment	$43,804	$92,827	$344,805	$481,436	$9,174,283	$9,655,719

(1) Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $58.3 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(3)As of March 31, 2021, includes $17.2 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days, but less than two payments in arrears, as of March 31, 2021 amounted to $4.5 million, $79.9 million, $3.3 million, and $0.1 million, respectively.

As of March 31, 2021
Florida region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2)	$-	$-	$250	$250	$631	$881
Conventional residential mortgage loans (3)	-	4,072	14,537	18,609	471,699	490,308
Commercial loans:
Construction loans	-	-	-	-	121,711	121,711
Commercial mortgage loans (3)	-	-	-	-	391,142	391,142
C&I loans	868	1,367	536	2,771	955,922	958,693
Consumer loans:
Auto loans	328	159	34	521	14,805	15,326
Finance leases	-	-	-	-	-	-
Personal loans	-	-	-	-	156	156
Credit cards	-	-	-	-	-	-
Other consumer loans	23	-	536	559	7,364	7,923
Total loans held for investment	$1,219	$5,598	$15,893	$22,710	$1,963,430	$1,986,140

(1)Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans).

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. No residential mortgage loans insured by the FHA in the Florida region were over 15 months delinquent as of March 31, 2021.

(3)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. Conventional residential mortgage loans and commercial mortgage loans past due 30-59 days, but less than two payments in arrears, as of March 31, 2021 amounted to $10.7 million and $0.2 million, respectively.

As of March 31, 2021
Total	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2) (3)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,236	$99,207	$101,443	$54,191	$155,634
Conventional residential mortgage loans (4)	-	45,592	170,954	216,546	3,022,901	3,239,447
Commercial loans:
Construction loans (4)	2,582	-	6,978	9,560	181,436	190,996
Commercial mortgage loans (4)	1,613	34,340	31,541	67,494	2,149,393	2,216,887
C&I loans	8,431	8,341	30,626	47,398	3,135,308	3,182,706
Consumer loans:
Auto loans	19,571	3,158	8,936	31,665	1,324,327	1,355,992
Finance leases	4,637	478	967	6,082	487,538	493,620
Personal loans	3,252	1,399	1,327	5,978	351,567	357,545
Credit cards	2,853	1,879	6,682	11,414	294,959	306,373
Other consumer loans	2,084	1,002	3,480	6,566	136,093	142,659
Total loans held for investment	$45,023	$98,425	$360,698	$504,146	$11,137,713	$11,641,859

(1)Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $58.3 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(3)As of March 31, 2021, includes $17.2 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days, but less than two payments in arrears, as of March 31, 2021 amounted to $4.5 million, $90.6 million, $3.5 million, and $0.1 million, respectively.

The Corporation’s aging of the loan portfolio held for investment by portfolio classes as of December 31, 2020 is as follows:

As of December 31, 2020
Puerto Rico and Virgin Islands region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2) (3)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,223	$98,993	$101,216	$48,348	$149,564
Conventional residential mortgage loans (4)	-	61,040	149,779	210,819	2,641,820	2,852,639
Commercial loans:
Construction loans (4)	-	19	12,971	12,990	72,026	85,016
Commercial mortgage loans (4)	5,071	6,588	32,863	44,522	1,808,702	1,853,224
C&I loans	3,283	10,692	22,566	36,541	2,228,190	2,264,731
Consumer loans:
Auto loans	24,025	5,992	8,664	38,681	1,239,445	1,278,126
Finance leases	5,059	1,086	1,466	7,611	465,378	472,989
Personal loans	4,034	1,981	1,623	7,638	364,373	372,011
Credit cards	3,528	5,842	1,518	10,888	308,936	319,824
Other consumer loans	2,143	993	3,684	6,820	133,162	139,982
Total loans held for investment	$47,143	$96,456	$334,127	$477,726	$9,310,380	$9,788,106

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

As of December 31, 2020
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

As of December 31, 2020
Total	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2) (3)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,223	$99,243	$101,466	$49,268	$150,734
Conventional residential mortgage loans (4)	-	64,277	164,201	228,478	3,142,742	3,371,220
Commercial loans:
Construction loans (4)	-	19	12,971	12,990	199,510	212,500
Commercial mortgage loans (4)	5,071	6,588	32,863	44,522	2,186,080	2,230,602
C&I loans	3,501	10,692	23,127	37,320	3,165,270	3,202,590
Consumer loans:
Auto loans	24,735	6,289	8,887	39,911	1,256,513	1,296,424
Finance leases	5,059	1,086	1,466	7,611	465,378	472,989
Personal loans	4,034	1,981	1,623	7,638	364,530	372,168
Credit cards	3,528	5,842	1,518	10,888	308,936	319,824
Other consumer loans	2,201	993	4,285	7,479	140,759	148,238
Total loans held for investment	$48,129	$99,990	$350,184	$498,303	$11,278,986	$11,777,289

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

(4)According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, other residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days, but less than two payments in arrears, as of December 31, 2020 amounted to $6.1 million, $111.8 million, $5.0 million, and $0.1 million respectively.

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes non-homogeneous loans, such as commercial mortgage, commercial and industrial, and construction loans individually to classify the loans’ credit risk. As mentioned above, the Corporation periodically reviews its commercial and construction loans to evaluate if they are properly classified. The frequency of these reviews will depend on the amount of the aggregate outstanding debt, and the risk rating classification of the obligor. In addition, during the renewal and annual review process of applicable credit facilities, the Corporation evaluates the corresponding loan grades. The Corporation uses the same definition for risk ratings as those described for Puerto Rico municipal bonds accounted for as held-to-maturity securities, as discussed in Note 5 – Investment Securities, above.

For residential mortgage and consumer loans, the Corporation also evaluates credit quality based on credit scores and loan-to-value ratios, if applicable.

Based on the most recent analysis performed, the amortized cost of commercial and construction loans by portfolio classes and by origination year based on the internal credit-risk category as of March 31, 2021 and the amortized cost of commercial and construction loans by portfolio classes based on the internal credit-risk category as of December 31, 2020 was as follows:

	As of March 31, 2021
Puerto Rico and Virgin Islands region	Term Loans								As of December 31, 2020
	Amortized Cost Basis by Origination Year (1)
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$413	$13,128	$39,238	$1,722	$345	$4,735	$-	$59,581	$68,836
Criticized:
Special Mention	-	-	773	-	-	-	-	773	776
Substandard	-	-	-	4,719	-	4,212	-	8,931	15,404
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$413	$13,128	$40,011	$6,441	$345	$8,947	$-	$69,285	$85,016

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$7,551	$378,746	$254,532	$191,156	$176,815	$442,414	$517	$1,451,731	$1,511,827
Criticized:
Special Mention	3,893	10,940	88,216	51,964	119,255	22,328	-	296,596	292,736
Substandard	380	9	-	20,833	6,512	49,684	-	77,418	48,661
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$11,824	$389,695	$342,748	$263,953	$302,582	$514,426	$517	$1,825,745	$1,853,224

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$148,061	$427,172	$359,390	$228,155	$207,773	$244,150	$465,973	$2,080,674	$2,155,226
Criticized:
Special Mention	-	-	1,553	-	827	48,745	13,744	64,869	59,421
Substandard	774	1,972	14,747	2,631	18,359	32,753	7,234	78,470	50,084
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$148,835	$429,144	$375,690	$230,786	$226,959	$325,648	$486,951	$2,224,013	$2,264,731

(1) Excludes accrued interest receivable.

			As of March 31, 2021
			Term Loans						As of December 31, 2020
Florida region			Amortized Cost Basis by Origination Year (1)
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$366	$65,034	$16,313	$39,998	$-	$-	$-	$121,711	$127,484
Criticized:
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$366	$65,034	$16,313	$39,998	$-	$-	$-	$121,711	$127,484

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$17,785	$47,927	$80,398	$50,093	$49,676	$46,019	$15,992	$307,890	$291,627
Criticized:
Special Mention	-	16,806	24,130	6,782	5,351	27,911	1,950	82,930	85,427
Substandard	-	-	-	-	-	322	-	322	324
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$17,785	$64,733	$104,528	$56,875	$55,027	$74,252	$17,942	$391,142	$377,378

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$79,107	$172,942	$269,070	$87,128	$73,201	$53,469	$135,154	$870,071	$823,124
Criticized:
Special Mention	-	3,002	47,317	12,147	-	-	-	62,466	73,974
Substandard	-	24,157	-	-	-	1,664	335	26,156	40,761
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$79,107	$200,101	$316,387	$99,275	$73,201	$55,133	$135,489	$958,693	$937,859

(1) Excludes accrued interest receivable.

	As of March 31, 2021
Total	Term Loans								As of December 31, 2020
	Amortized Cost Basis by Origination Year (1)
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$779	$78,162	$55,551	$41,720	$345	$4,735	$-	$181,292	$196,320
Criticized:
Special Mention	-	-	773	-	-	-	-	773	776
Substandard	-	-	-	4,719	-	4,212	-	8,931	15,404
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$779	$78,162	$56,324	$46,439	$345	$8,947	$-	$190,996	$212,500

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$25,336	$426,673	$334,930	$241,249	$226,491	$488,433	$16,509	$1,759,621	$1,803,454
Criticized:
Special Mention	3,893	27,746	112,346	58,746	124,606	50,239	1,950	379,526	378,163
Substandard	380	9	-	20,833	6,512	50,006	-	77,740	48,985
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$29,609	$454,428	$447,276	$320,828	$357,609	$588,678	$18,459	$2,216,887	$2,230,602

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$227,168	$600,114	$628,460	$315,283	$280,974	$297,619	$601,127	$2,950,745	$2,978,350
Criticized:
Special Mention	-	3,002	48,870	12,147	827	48,745	13,744	127,335	133,395
Substandard	774	26,129	14,747	2,631	18,359	34,417	7,569	104,626	90,845
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$227,942	$629,245	$692,077	$330,061	$300,160	$380,781	$622,440	$3,182,706	$3,202,590

(1) Excludes accrued interest receivable.

The following table presents the amortized cost of residential mortgage loans by origination year based on original loan-to-value-ratio (LTV) and original credit scores as of March 31, 2021 and the amortized cost in residential mortgage loans by original LTV and original credit scores as of December 31, 2020:

	As of March 31, 2021								As of December 31, 2020
	Term Loans
RESIDENTIAL MORTGAGES	Amortized Cost Basis by Origination Year (1)
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Puerto Rico and Virgin Islands region:
FHA/VA government-guaranteed loans	$-	$260	$771	$2,809	$5,139	$145,774	$-	$154,753	$149,564
Conventional residential mortgage loans:
Original LTV:
Less than or equal to 90 percent	12,057	37,740	59,217	91,367	62,453	1,692,678	-	1,955,512	2,029,177
Greater than 90 percent but less than
or equal to 100 percent	-	1,508	6,696	7,541	5,355	675,467	-	696,567	725,049
Greater than 100 percent	497	-	936	5,416	2,591	87,620	-	97,060	98,413
Total residential mortgages in
Puerto Rico and Virgin Islands region	$12,554	$39,508	$67,620	$107,133	$75,538	$2,601,539	$-	$2,903,892	$3,002,203

Florida region:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-	$881	$-	$881	$1,170
Conventional residential mortgage loans:
Original LTV:
Less than or equal to 90 percent	8,791	37,401	47,886	56,693	80,839	241,325	-	472,935	497,410
Greater than 90 percent but less than
or equal to 100 percent	1,241	4,180	1,919	2,658	4,054	3,321	-	17,373	21,171
Greater than 100 percent	-	-	-	-	-	-	-	-	-
Total residential mortgages in Florida region	$10,032	$41,581	$49,805	$59,351	$84,893	$245,527	$-	$491,189	$519,751

Total:
FHA/VA government-guaranteed loans	$-	$260	$771	$2,809	$5,139	$146,655	$-	$155,634	$150,734
Conventional residential mortgage loans:
Original LTV:
Less than or equal to 90 percent	20,848	75,141	107,103	148,060	143,292	1,934,003	-	2,428,447	2,526,587
Greater than 90 percent but less than
or equal to 100 percent	1,241	5,688	8,615	10,199	9,409	678,788	-	713,940	746,220
Greater than 100 percent	497	-	936	5,416	2,591	87,620	-	97,060	98,413
Total residential mortgages	$22,586	$81,089	$117,425	$166,484	$160,431	$2,847,066	$-	$3,395,081	$3,521,954

(1) Excludes accrued interest receivable.

	As of March 31, 2021								As of December 31, 2020
	Term Loans
RESIDENTIAL MORTGAGES	Amortized Cost Basis by Origination Year (1)
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Puerto Rico and Virgin Islands region:
FHA/VA government-guaranteed loans	$-	$260	$771	$2,809	$5,139	$145,774	$-	$154,753	$149,564
Conventional residential mortgage loans:
Original FICO Score:
Less than 620	-	44	77	462	54	316,742	-	317,379	326,190
Greater than or equal to 620
and less than 680	2,083	2,136	3,562	8,300	6,759	504,205	-	527,045	541,309
Greater than or equal to 680
and less than 740	2,123	14,879	23,888	36,474	24,156	712,150	-	813,670	841,797
Greater than or equal to 740	8,348	22,189	39,322	59,088	39,430	922,668	-	1,091,045	1,143,343
Total residential mortgages in
Puerto Rico and Virgin Islands region	$12,554	$39,508	$67,620	$107,133	$75,538	$2,601,539	$-	$2,903,892	$3,002,203

Florida region:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-	$881	$-	$881	$1,170
Conventional residential mortgage loans:
Original FICO Score:
Less than 620	-	-	-	2,071	-	520	-	2,591	3,330
Greater than or equal to 620
and less than 680	2,778	3,584	5,041	3,416	7,904	25,124	-	47,847	48,420
Greater than or equal to 680
and less than 740	3,059	11,636	14,094	13,608	26,851	59,204	-	128,452	139,197
Greater than or equal to 740	4,195	26,361	30,670	40,256	50,138	159,798	-	311,418	327,634
Total residential mortgages in Florida region	$10,032	$41,581	$49,805	$59,351	$84,893	$245,527	$-	$491,189	$519,751

Total:
FHA/VA government-guaranteed loans	$-	$260	$771	$2,809	$5,139	$146,655	$-	$155,634	$150,734
Conventional residential mortgage loans:
Original FICO Score:
Less than 620	-	44	77	2,533	54	317,262	-	319,970	329,520
Greater than or equal to 620
and less than 680	4,861	5,720	8,603	11,716	14,663	529,329	-	574,892	589,729
Greater than or equal to 680
and less than 740	5,182	26,515	37,982	50,082	51,007	771,354	-	942,122	980,994
Greater than or equal to 740	12,543	48,550	69,992	99,344	89,568	1,082,466	-	1,402,463	1,470,977
Total residential mortgages	$22,586	$81,089	$117,425	$166,484	$160,431	$2,847,066	$-	$3,395,081	$3,521,954

(1) Excludes accrued interest receivable.

The following table present the amortized cost of consumer loans by origination year based on original credit scores as of March 31, 2021 and the amortized cost of consumer loans based on original credit scores as of December 31, 2020:

CONSUMER	As of March 31, 2021
	Term Loans								As of December 31, 2020
Puerto Rico and Virgin Islands region	Amortized Cost Basis by Origination Year (1)
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Auto loans
Original FICO score:
Less than 620	$41,287	$39,951	$42,714	$21,462	$9,474	$9,562	$-	$164,450	$135,006
Greater than or equal to 620
and less than 680	34,590	127,583	132,815	81,162	33,377	23,228	-	432,755	430,434
Greater than or equal to 680
and less than 740	38,936	130,222	117,051	67,544	29,534	19,722	-	403,009	392,871
Greater than or equal to 740	42,991	123,163	89,965	44,546	23,269	16,518	-	340,452	319,815
Total auto loans	$157,804	$420,919	$382,545	$214,714	$95,654	$69,030	$-	$1,340,666	$1,278,126

Finance leases
Original FICO score:
Less than 620	$8,787	$2,984	$4,991	$3,781	$1,621	$618	$-	$22,782	$15,182
Greater than or equal to 620
and less than 680	8,224	28,293	33,814	25,372	10,490	5,483	-	111,676	111,180
Greater than or equal to 680
and less than 740	17,024	52,349	55,348	43,384	16,343	12,083	-	196,531	191,846
Greater than or equal to 740	16,695	48,613	47,522	31,033	8,307	10,461	-	162,631	154,781
Total finance leases	$50,730	$132,239	$141,675	$103,570	$36,761	$28,645	$-	$493,620	$472,989

Personal loans
Original FICO score:
Less than 620	$19,204	$1,580	$2,298	$1,842	$1,117	$2,768	$-	$28,809	$10,950
Greater than or equal to 620
and less than 680	175	8,934	21,898	8,609	3,275	2,050	-	44,941	49,665
Greater than or equal to 680
and less than 740	1,378	32,805	58,978	27,256	14,108	11,546	-	146,071	160,480
Greater than or equal to 740	1,309	28,723	50,926	28,111	14,129	10,705	-	133,903	146,622
Unscorable	-	631	1,625	567	362	480	-	3,665	4,294
Total personal loans	$22,066	$72,673	$135,725	$66,385	$32,991	$27,549	$-	$357,389	$372,011

Credit cards
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$12,476	$12,476	$12,978
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	59,348	59,348	60,961
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	133,621	133,621	137,563
Greater than or equal to 740	-	-	-	-	-	-	99,828	99,828	103,938
Unscorable	-	-	-	-	-	-	1,100	1,100	4,384
Total credit cards	$-	$-	$-	$-	$-	$-	$306,373	$306,373	$319,824

Other consumer loans
Original FICO score:
Less than 620	$1,670	$4,122	$8,890	$2,373	$1,406	$2,198	$2,913	$23,572	$23,740
Greater than or equal to 620
and less than 680	6,783	14,859	19,994	6,095	3,049	6,303	1,415	58,498	61,667
Greater than or equal to 680
and less than 740	4,834	12,229	11,135	4,254	1,793	2,301	2,395	38,941	38,602
Greater than or equal to 740	1,315	3,786	3,120	992	471	202	1,217	11,103	11,535
Unscorable	-	-	-	-	-	-	2,622	2,622	4,438
Total other consumer loans	$14,602	$34,996	$43,139	$13,714	$6,719	$11,004	$10,562	$134,736	$139,982

Total consumer loans in Puerto Rico and Virgin
Islands region	$245,202	$660,827	$703,084	$398,383	$172,125	$136,228	$316,935	$2,632,784	$2,582,932

(1) Excludes accrued interest receivable.

CONSUMER	As of March 31, 2021
	Term Loans								As of December 31, 2020
Florida region	Amortized Cost Basis by Origination Year (1)
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Auto loans
Original FICO score:
Less than 620	$-	$-	$35	$674	$617	$553	$-	$1,879	$2,269
Greater than or equal to 620
and less than 680	-	-	399	3,288	2,577	1,278	-	7,542	9,042
Greater than or equal to 680
and less than 740	-	-	312	2,406	1,114	466	-	4,298	5,094
Greater than or equal to 740	-	-	206	1,097	239	65	-	1,607	1,893
Total auto loans	$-	$-	$952	$7,465	$4,547	$2,362	$-	$15,326	$18,298

Finance leases
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$-	$-	$-
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	-	-	-
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	-	-	-
Greater than or equal to 740	-	-	-	-	-	-	-	-	-
Total finance leases	$-	$-	$-	$-	$-	$-	$-	$-	$-

Personal loans
Original FICO score:
Less than 620	$10	$28	$4	$-	$-	$-	$-	$42	$107
Greater than or equal to 620
and less than 680	-	7	-	-	-	-	-	7	8
Greater than or equal to 680
and less than 740	-	-	33	-	-	-	-	33	38
Greater than or equal to 740	-	74	-	-	-	-	-	74	4
Total personal loans	$10	$109	$37	$-	$-	$-	$-	$156	$157

Credit cards
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$-	$-	$-
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	-	-	-
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	-	-	-
Greater than or equal to 740	-	-	-	-	-	-	-	-	-
Total credit cards	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other consumer loans
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$66	$66	$164
Greater than or equal to 620
and less than 680	-	187	-	-	-	628	67	882	1,023
Greater than or equal to 680
and less than 740	-	177	-	42	49	1,340	481	2,089	2,180
Greater than or equal to 740	-	130	-	-	24	2,622	2,110	4,886	4,889
Total other consumer loans	$-	$494	$-	$42	$73	$4,590	$2,724	$7,923	$8,256

Total consumer loans in Florida region	$10	$603	$989	$7,507	$4,620	$6,952	$2,724	$23,405	$26,711

(1) Excludes accrued interest receivable.

CONSUMER	As of March 31, 2021
	Term Loans								As of December 31, 2020
Total	Amortized Cost Basis by Origination Year (1)
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Auto loans
Original FICO score:
Less than 620	$41,287	$39,951	$42,749	$22,136	$10,091	$10,115	$-	$166,329	$137,275
Greater than or equal to 620
and less than 680	34,590	127,583	133,214	84,450	35,954	24,506	-	440,297	439,476
Greater than or equal to 680
and less than 740	38,936	130,222	117,363	69,950	30,648	20,188	-	407,307	397,965
Greater than or equal to 740	42,991	123,163	90,171	45,643	23,508	16,583	-	342,059	321,708
Total auto loans	$157,804	$420,919	$383,497	$222,179	$100,201	$71,392	$-	$1,355,992	$1,296,424

Finance leases
Original FICO score:
Less than 620	$8,787	$2,984	$4,991	$3,781	$1,621	$618	$-	$22,782	$15,182
Greater than or equal to 620
and less than 680	8,224	28,293	33,814	25,372	10,490	5,483	-	111,676	111,180
Greater than or equal to 680
and less than 740	17,024	52,349	55,348	43,384	16,343	12,083	-	196,531	191,846
Greater than or equal to 740	16,695	48,613	47,522	31,033	8,307	10,461	-	162,631	154,781
Total finance leases	$50,730	$132,239	$141,675	$103,570	$36,761	$28,645	$-	$493,620	$472,989

Personal loans
Original FICO score:
Less than 620	$19,214	$1,608	$2,302	$1,842	$1,117	$2,768	$-	$28,851	$11,057
Greater than or equal to 620
and less than 680	175	8,941	21,898	8,609	3,275	2,050	-	44,948	49,673
Greater than or equal to 680
and less than 740	1,378	32,805	59,011	27,256	14,108	11,546	-	146,104	160,518
Greater than or equal to 740	1,309	28,797	50,926	28,111	14,129	10,705	-	133,977	146,626
Unscorable	-	631	1,625	567	362	480	-	3,665	4,294
Total personal loans	$22,076	$72,782	$135,762	$66,385	$32,991	$27,549	$-	$357,545	$372,168

Credit cards
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$12,476	$12,476	$12,978
Greater than or equal to 620
and less than 680	-	-	-	-	-	-	59,348	59,348	60,961
Greater than or equal to 680
and less than 740	-	-	-	-	-	-	133,621	133,621	137,563
Greater than or equal to 740	-	-	-	-	-	-	99,828	99,828	103,938
Unscorable	-	-	-	-	-	-	1,100	1,100	4,384
Total credit cards	$-	$-	$-	$-	$-	$-	$306,373	$306,373	$319,824

Other consumer loans
Original FICO score:
Less than 620	$1,670	$4,122	$8,890	$2,373	$1,406	$2,198	$2,979	$23,638	$23,904
Greater than or equal to 620
and less than 680	6,783	15,046	19,994	6,095	3,049	6,931	1,482	59,380	62,690
Greater than or equal to 680
and less than 740	4,834	12,406	11,135	4,296	1,842	3,641	2,876	41,030	40,782
Greater than or equal to 740	1,315	3,916	3,120	992	495	2,824	3,327	15,989	16,424
Unscorable	-	-	-	-	-	-	2,622	2,622	4,438
Total other consumer loans	$14,602	$35,490	$43,139	$13,756	$6,792	$15,594	$13,286	$142,659	$148,238

Total consumer loans	$245,212	$661,430	$704,073	$405,890	$176,745	$143,180	$319,659	$2,656,189	$2,609,643

(1) Excludes accrued interest receivable.

Accrued interest receivable on loans totaled $50.1 million as of March 31, 2021 ($57.2 million as of December 31, 2020), was reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and is excluded from the estimate of credit losses.

The following tables present information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of March 31, 2021 and December 31, 2020:

March 31,2021
	Collateral Dependent Loans - With Specific Allowance		Collateral Dependent Loans - With No Related Specific Allowance	Collateral Dependent Loans - Total
Puerto Rico and Virgin Islands region	Amortized Cost	Related Specific Allowance	Amortized Cost	Amortized Cost	Related Specific Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	98,839	7,546	8,584	107,423	7,546
Commercial loans:
Construction loans	-	-	5,899	5,899	-
Commercial mortgage loans	18,806	1,863	46,595	65,401	1,863
C&I loans	21,671	607	23,223	44,894	607
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	145	1	-	145	1
Credit cards	-	-	-	-	-
Other consumer loans	978	151	-	978	151
	$140,439	$10,168	$84,301	$224,740	$10,168

December 31, 2020
	Collateral Dependent Loans - With Specific Allowance		Collateral Dependent Loans - With No Related Specific Allowance	Collateral Dependent Loans - Total
Puerto Rico and Virgin Islands region	Amortized Cost	Related Specific Allowance	Amortized Cost	Amortized Cost	Related Specific Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	100,950	9,582	7,145	108,095	9,582
Commercial loans:
Construction loans	6,036	500	6,125	12,161	500
Commercial mortgage loans	17,882	1,923	49,241	67,123	1,923
C&I loans	21,933	880	24,728	46,661	880
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	146	2	-	146	2
Credit cards	-	-	-	-	-
Other consumer loans	857	113	-	857	113
	$147,804	$13,000	$87,239	$235,043	$13,000

March 31,2021
	Collateral Dependent Loans - With Specific Allowance		Collateral Dependent Loans - With No Related Specific Allowance	Collateral Dependent Loans - Total
Florida region	Amortized Cost	Related Specific Allowance	Amortized Cost	Amortized Cost	Related Specific Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	6,740	727	2,524	9,264	727
Commercial loans:
Construction loans	-	-	-	-	-
Commercial mortgage loans	-	-	2,311	2,311	-
C&I loans	-	-	536	536	-
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	-	-	-	-	-
Credit cards	-	-	-	-	-
Other consumer loans	174	34	-	174	34
	$6,914	$761	$5,371	$12,285	$761

December 31, 2020
	Collateral Dependent Loans - With Specific Allowance		Collateral Dependent Loans - With No Related Specific Allowance	Collateral Dependent Loans - Total
Florida region	Amortized Cost	Related Specific Allowance	Amortized Cost	Amortized Cost	Related Specific Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	6,224	988	2,400	8,624	988
Commercial loans:
Construction loans	-	-	-	-	-
Commercial mortgage loans	-	-	2,327	2,327	-
C&I loans	-	-	561	561	-
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	-	-	-	-	-
Credit cards	-	-	-	-	-
Other consumer loans	248	83	-	248	83
	$6,472	$1,071	$5,288	$11,760	$1,071

March 31,2021
	Collateral Dependent Loans - With Specific Allowance		Collateral Dependent Loans - With No Related Specific Allowance	Collateral Dependent Loans - Total
Total	Amortized Cost	Related Specific Allowance	Amortized Cost	Amortized Cost	Related Specific Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	105,579	8,273	11,108	116,687	8,273
Commercial loans:
Construction loans	-	-	5,899	5,899	-
Commercial mortgage loans	18,806	1,863	48,906	67,712	1,863
C&I loans	21,671	607	23,759	45,430	607
Consumer loans:				-	-
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	145	1	-	145	1
Credit cards	-	-	-	-	-
Other consumer loans	1,152	185	-	1,152	185
	$147,353	$10,929	$89,672	$237,025	$10,929

December 31, 2020
	Collateral Dependent Loans - With Specific Allowance		Collateral Dependent Loans - With No Related Specific Allowance	Collateral Dependent Loans - Total
Total	Amortized Cost	Related Specific Allowance	Amortized Cost	Amortized Cost	Related Specific Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	107,174	10,570	9,545	116,719	10,570
Commercial loans:
Construction loans	6,036	500	6,125	12,161	500
Commercial mortgage loans	17,882	1,923	51,568	69,450	1,923
C&I loans	21,933	880	25,289	47,222	880
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	146	2	-	146	2
Credit cards	-	-	-	-	-
Other consumer loans	1,105	196	-	1,105	196
	$154,276	$14,071	$92,527	$246,803	$14,071

The underlying collateral for residential mortgage and consumer collateral dependent loans consisted of single-family residential properties, and for commercial and construction loans consisted primarily of office buildings, multifamily residential properties, and retail establishments. The weighted-average loan-to-value coverage for collateral dependent loans as of March 31, 2021 was 79%. There were no significant changes in the extent to which collateral secured the Corporation’s collateral dependent financial assets during the first quarter of 2021.

Purchases and Sales of Loans

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and GSEs, such as FNMA and FHLMC, which generally securitize the transferred loans into MBS for sale into the secondary market. During the first quarter of 2021, the Corporation sold $56.1 million of FHA/VA mortgage loans to GNMA, which packaged them into MBS, compared to sales of $60.9 million for the first quarter of 2020. Also, during the first quarter of 2021, the Corporation sold approximately $95.4 million of performing residential mortgage loans to FNMA and FHLMC, compared to sales of $32.8 million for the first quarter of 2020. The Corporation’s continuing involvement with the loans that it sells consists primarily of servicing the loans. In addition, the Corporation agrees to repurchase loans if it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, “Transfer and Servicing,” once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan. As of March 31, 2021 and December 31, 2020, rebooked GNMA delinquent loans that were included in the residential mortgage loan portfolio amounted to $17.2 million and $10.7 million, respectively.

During the first quarter of 2021 and 2020, the Corporation repurchased, pursuant to the aforementioned repurchase option, $0.3 million and $5.2 million, respectively, of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA, which is computed at the loan’s interest rate, and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. On May 14, 2020, in response to the national emergency declared by the U.S. President related to the COVID-19 pandemic, GNMA announced a temporary relief that excludes any new borrower delinquencies, occurring on or after April 2020, from the calculation of delinquency and default ratios established in the GNMA MBS guide. This exclusion was extended automatically to issuers that were compliant with GNMA delinquency rate thresholds as reflected by their April 2020 investor accounting report, reflecting March 2020 servicing data. The exemptions and delinquent loan exclusions will automatically expire on January 31, 2022, unless earlier rescinded or extended by GNMA, or the end of the national emergency, whichever comes earlier. Historically, losses for violations of representations and warranties, and on optional repurchases of GNMA delinquent loans, have been immaterial and no provision has been made at the time of sale.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $0.3 million and $41 thousand during the first quarter of 2021 and 2020, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies.

During the first quarter of 2021, three criticized commercial loan participations totaling $28.2 million were transferred to held for sale. These transfers resulted in charge-offs of $0.7 million in the first quarter of 2021. One of these participations amounting to $14.3 million was sold prior to the end of the first quarter and a second one amounting to $9.7 million was sold in April 2021.

In addition, during the first quarter of 2021, the Corporation purchased a commercial and industrial loan participation in the Florida region of $15.1 million.

Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment portfolio of $11.6 billion as of March 31, 2021, credit risk concentration was approximately 79% in Puerto Rico, 17% in the United States, and 4% in the USVI and BVI.

As of March 31, 2021, the Corporation had $197.5 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $201.3 million as of December 31, 2020. As of March 31, 2021, approximately $107.2 million consisted of loans extended to municipalities in Puerto Rico that are supported by assigned property tax revenues, and $37.4 million of municipal special obligation bonds. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of budgetary subsidies provided by the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required to satisfy the payment of all of their respective general obligation bonds and notes. Late in 2015, the Government Development Bank for Puerto Rico (“GDB”) and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of March 31, 2021 included $13.5 million in loans granted to an affiliate of Puerto Rico Electric Power Authority (“PREPA”) and $39.4 million in loans to an agency of the Puerto Rico central government.

In addition, as of March 31, 2021, the Corporation had $103.8 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, compared to $106.5 million as of December 31, 2020. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2017, the PRHFA’s mortgage loans insurance program covered loans in an aggregate amount of approximately $571 million. The regulations adopted by the PRHFA, requires the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance program. As of June 30, 2017, the most recent date as of which information is available, the PRHFA had an unrestricted deficit of approximately $6.9 million with respect to required reserves for the mortgage loan insurance program.

The Corporation also has credit exposure to USVI government entities. As of March 31, 2021, the Corporation had $62.2 million in loans to USVI government instrumentalities and public corporations, compared to $61.8 million as of December 31, 2020. Of the amount outstanding as of March 31, 2021, public corporations of the USVI owed approximately $39.0 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of March 31, 2021, all loans were currently performing and up to date on principal and interest payments.

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

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of a borrower’s financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual C&I, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2021, the Corporation’s total TDR loans held for investment of $460.2 million consisted of $306.5 million of residential mortgage loans, $69.9 million of C&I loans, $61.4 million of commercial mortgage loans, $3.4 million of construction loans, and $19.0 million of consumer loans. As of March 31, 2021, the Corporation has committed to lend up to additional $24 thousand on these loans.

The Corporation’s loss mitigation programs for residential mortgage and consumer loans can provide for one or a combination of the following: movement of interest past due to the end of the loan; extension of the loan term; deferral of principal payments; and reduction of interest rates either permanently or for a period of up to six years (increasing back in step-up rates). Additionally, in certain cases, the restructuring may provide for the forgiveness of contractually-due principal or interest. Uncollected interest is added to the principal at the end of the loan term at the time of the restructuring and not recognized as income until collected or when the loan is paid off. These programs are available only to those borrowers who have defaulted, or are likely to default, permanently on their loans and would lose their homes in a foreclosure action absent some lender concession. Nevertheless, if the Corporation is not reasonably assured that the borrower will comply with its contractual commitment, the property is foreclosed.

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of March 31, 2021, the Corporation included as TDRs $0.8 million of residential mortgage loans that were participating in or had been offered a trial modification.

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

Under the provisions of the Coronavirus Aid, Relief and Economic Security (the “CARES”) Act of 2020, as amended by the Consolidated Appropriations Act, 2021 enacted on December 27, 2020, financial institutions may permit loan modifications for borrowers affected by the COVID-19 pandemic through January 1, 2022 without categorizing the modifications as TDRs, as long as the loan meets certain conditions, including the requirement that the loan was not more than 30 days past due as of December 31, 2019. As of March 31, 2021, commercial loans totaling $324.1 million, or 2.78% of the balance of the total loan portfolio held for investment, were permanently modified under the provisions of Section 4013 of the CARES Act of 2020, as amended by Division N, Title V, Section 541 of the Consolidated Appropriations Act. These permanent modifications on commercial loans were primarily related to borrowers in industries with longer expected recovery times, mostly hospitality, retail and entertainment industries. With respect to temporary deferred repayment arrangements established in 2020 to assist borrowers affected by the COVID-19 pandemic, as of March 31, 2021, all loans previously modified under such programs have completed their deferral period.

Selected information on the Corporation’s TDR loans held for investment based on the amortized cost by loan class and modification type is summarized in the following tables as of the indicated dates:

	As of March 31, 2021
Puerto Rico and Virgin Islands region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$17,330	$11,037	$207,653	$-	$222	$66,338	$302,580
Construction loans	20	1,641	1,509	-	-	182	3,352
Commercial mortgage loans	1,487	732	33,765	-	16,297	6,573	58,854
C&I loans	232	2,530	14,157	-	17,647	35,149	69,715
Consumer loans:
Auto loans	-	386	4,191	-	-	6,233	10,810
Finance leases	-	5	486	-	-	617	1,108
Personal loans	56	8	490	-	-	250	804
Credit cards	-	-	2,474	14	-	-	2,488
Other consumer loans	1,231	1,047	327	191	-	340	3,136
Total TDRs in Puerto Rico and Virgin Islands region	$20,356	$17,386	$265,052	$205	$34,166	$115,682	$452,847

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

	As of December 31, 2020
Puerto Rico and Virgin Islands region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$17,740	$11,125	$211,155	$-	$223	$66,694	$306,937
Construction loans	21	1,700	1,516	-	-	186	3,423
Commercial mortgage loans	1,491	1,380	35,714	-	16,473	6,765	61,823
C&I loans	238	12,267	14,119	-	17,890	35,744	80,258
Consumer loans:
Auto loans	-	474	4,863	-	-	6,112	11,449
Finance leases	-	15	588	-	-	541	1,144
Personal loans	58	9	571	-	-	286	924
Credit cards	-	-	2,342	16	-	-	2,358
Other consumer loans	1,602	991	572	193	-	343	3,701
Total TDRs in Puerto Rico and Virgin Island region	$21,150	$27,961	$271,440	$209	$34,586	$116,671	$472,017

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

	As of March 31, 2021
Florida region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$968	$398	$2,567	$-	$-	$20	$3,953
Construction loans	-	-	-	-	-	-	-
Commercial mortgage loans	-	829	1,762	-	-	-	2,591
C&I loans	-	-	-	-	-	201	201
Consumer loans:
Auto loans	-	50	13	-	-	-	63
Finance leases	-	-	-	-	-	-	-
Personal loans	-	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-	-
Other consumer loans	-	-	169	-	-	380	549
Total TDRs in Florida Region	$968	$1,277	$4,511	$-	$-	$601	$7,357

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

	As of March 31, 2021
Total	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$18,298	$11,435	$210,220	$-	$222	$66,358	$306,533
Construction loans	20	1,641	1,509	-	-	182	3,352
Commercial mortgage loans	1,487	1,561	35,527	-	16,297	6,573	61,445
C&I loans	232	2,530	14,157	-	17,647	35,350	69,916
Consumer loans:
Auto loans	-	436	4,204	-	-	6,233	10,873
Finance leases	-	5	486	-	-	617	1,108
Personal loans	56	8	490	-	-	250	804
Credit cards	-	-	2,474	14	-	-	2,488
Other consumer loans	1,231	1,047	496	191	-	720	3,685
Total TDRs	$21,324	$18,663	$269,563	$205	$34,166	$116,283	$460,204

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

The following table presents the Corporation's TDR loans held for investment activity for the indicated periods:

	Quarter Ended
	March 31, 2021	March 31, 2020
(In thousands)
Beginning balance of TDRs	$479,196	$487,997
New TDRs	3,019	23,125
Increases to existing TDRs	34	103
Charge-offs post-modification	(2,909)	(2,337)
Foreclosures	(866)	(1,611)
Removed from TDR classification	(6,023)	-
Paid-off, partial payments and other	(12,247)	(9,982)
Ending balance of TDRs	$460,204	$497,295

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, a loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can, and are likely to, continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a nonaccrual loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. During the quarter ended March 31, 2021, the Corporation removed $6.0 million in loans from the TDR classification as the borrower was no longer experiencing financial difficulties, and the outstanding loans are at market terms and did not contain any concession to the borrower. The Corporation did not remove any loans from the TDR classification during the first quarter of 2020.

The following tables provide a breakdown of the TDR loans held for investment by those in accrual and nonaccrual status as of the indicated dates:

March 31, 2021	Puerto Rico and
	Virgin Islands region			Florida region			Total
	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Conventional residential mortgage loans	$245,273	$57,307	$302,580	$3,648	$305	$3,953	$248,921	$57,612	$306,533
Construction loans	2,589	763	3,352	-	-	-	2,589	763	3,352
Commercial mortgage loans	42,042	16,812	58,854	2,591	-	2,591	44,633	16,812	61,445
C&I loans	64,126	5,589	69,715	-	201	201	64,126	5,790	69,916
Consumer loans:
Auto loans	5,790	5,020	10,810	63	-	63	5,853	5,020	10,873
Finance leases	1,092	16	1,108	-	-	-	1,092	16	1,108
Personal loans	804	-	804	-	-	-	804	-	804
Credit Cards	2,488	-	2,488	-	-	-	2,488	-	2,488
Other consumer loans	2,751	385	3,136	549	-	549	3,300	385	3,685
Total TDRs	$366,955	$85,892	$452,847	$6,851	$506	$7,357	$373,806	$86,398	$460,204

(1)Included in nonaccrual loans are $7.1 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

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

TDR loans exclude restructured residential mortgage loans that are government-guaranteed (e.g., FHA/VA loans) totaling $59.8 million as of March 31, 2021 (compared with $58.7 million as of December 31, 2020). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low.

Loan modifications that are considered TDR loans completed during the first quarter of 2021 and 2020 were as follows:

Quarter Ended March 31, 2021
	Puerto Rico and Virgin Islands region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	10	$1,046	$945	1	$321	$321	11	$1,367	$1,266
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	2	165	165	-	-	-	2	165	165
C&I loans	-	-	-	-	-	-	-	-	-
Consumer loans:
Auto loans	45	818	815	-	-	-	45	818	815
Finance leases	13	189	188	-	-	-	13	189	188
Personal loans	6	26	26	-	-	-	6	26	26
Credit Cards	65	434	434	-	-	-	65	434	434
Other consumer loans	30	125	125	-	-	-	30	125	125
Total TDRs	171	$2,803	$2,698	1	$321	$321	172	$3,124	$3,019

Quarter Ended March 31, 2020
	Puerto Rico and Virgin Islands region			Florida			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	32	$3,124	$2,560	-	$-	$-	32	$3,124	$2,560
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	2	75	81	-	-	-	2	75	81
C&I loans	3	18,386	18,386	-	-	-	3	18,386	18,386
Consumer loans:
Auto loans	81	1,241	1,235	-	-	-	81	1,241	1,235
Finance leases	21	284	284	-	-	-	21	284	284
Personal loans	13	113	111	-	-	-	13	113	111
Credit Cards	57	280	280	-	-	-	57	280	280
Other consumer loans	64	180	188	-	-	-	64	180	188
Total TDRs	273	$23,683	$23,125	-	$-	$-	273	$23,683	$23,125

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

Loan modifications considered TDR loans that defaulted during the quarters ended March 31, 2021 and 2020, and had become TDR loans during the 12-months preceding the default date, were as follows:

	Quarter ended March 31,
	2021		2020
Puerto Rico and Virgin Islands region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	2	$178	6	$1,889
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	1	35
Consumer loans:
Auto loans	29	557	10	176
Finance leases	-	-	1	5
Personal loans	-	-	1	7
Credit cards	1	7	5	14
Other consumer loans	7	33	29	108
Total Puerto Rico and Virgin Islands region	39	$775	53	$2,234

Quarter ended March 31,
	2021		2020
Florida region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	-	$-	-	$-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	-	-
Consumer loans:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	-	-	-	-
Other consumer loans	-	-	-	-
Total in Florida region	-	$-	-	$-

	Quarter ended March 31,
	2021		2020
Total	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	2	$178	6	$1,889
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	1	35
Consumer loans:
Auto loans	29	557	10	176
Finance leases	-	-	1	5
Personal loans	-	-	1	7
Credit cards	1	7	5	14
Other consumer loans	7	33	29	108
Total	39	$775	53	$2,234

For certain TDR loans, the Corporation splits the loans into two new notes, A and B Notes. The A Note is restructured to comply with the Corporation’s lending standards at current market rates, and is tailored to suit the customer’s ability to make timely interest and principal payments. The B Note includes the granting of the concession to the borrower and varies by situation. The B Note is fully charged off but the borrower’s obligation is not forgiven, and payments that are collected are accounted for as recoveries of previously charged-off amounts. A partial charge-off may be recorded if the B Note is collateral dependent and the source of repayment is independent of the A Note. At the time of the restructuring, the A Note is identified and classified as a TDR loan. In general, the loan performs for at least six months according to the modified terms, the A Note may be returned to accrual status. The borrower’s payment performance prior to the restructuring is included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring. In the periods following the calendar year in which a loan is restructured, the A Note may no longer be reported as a TDR loan if it is in accrual status, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the restructuring).

The following table provides additional information about the activity of this type of loan restructuring, and the effect on the allowance for credit losses in the first quarter of 2021 and 2020:

	Quarter ended				Quarter ended
	March 31, 2021				March 31, 2020
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
Beginning balance of A/B Notes	$16,475	$27,050	$1,562	$45,087	$22,749	$26,596	$1,883	$51,228
Paid-off and partial payments	(77)	(2)	(43)	(122)	(97)	(200)	(25)	(322)
Charge-offs	(100)	-	-	(100)	-	-	-	-
Ending balance of A/B Notes	$16,298	$27,048	$1,519	$44,865	$22,652	$26,396	$1,858	$50,906

	Quarter ended				Quarter ended
	March 31, 2021				March 31, 2020
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
ACL at the beginning of the
period for A/B Notes	$-	$401	$-	$401	$3,516	$14	$-	$3,530
Impact of adopting CECL	-	-	-	-	(415)	89	-	(326)
Provision for credit losses-
expense (benefit)	100	(401)	-	(301)	15	(102)	-	(87)
Net loan loss charge-offs	(100)	-	-	(100)	-	-	-	-
ACL at the end of the
period for A/B Notes	$-	$-	$-	$-	$3,116	$1	$-	$3,117

Approximately $38.4 million of the balance of loans restructured using the A/B Note restructure workout strategy were in accrual status as of March 31, 2021.

NOTE 8 – ALLOWANCE FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following table presents the activity in the ACL on loans and finance leases by portfolio segment for the indicated periods:

Quarter ended March 31, 2021	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Consumer Loans	Total
(In thousands)

Allowance for credit losses:
Beginning balance	$120,311	$5,380	$109,342	$37,944	$112,910	$385,887
Provision for credit losses - (benefit) expense	(4,175)	(456)	(8,820)	(5,312)	4,320	(14,443)
Charge-offs	(2,825)	(45)	(794)	(809)	(11,761)	(16,234)
Recoveries	733	36	54	264	2,639	3,726
Ending balance	$114,044	$4,915	$99,782	$32,087	$108,108	$358,936

Quarter ended March 31, 2020	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Consumer Loans	Total
(In thousands)

Allowance for credit losses:
Beginning balance, prior to adoption of CECL	$44,806	$2,370	$39,194	$15,198	$53,571	$155,139
Impact of adopting CECL	49,837	797	(19,306)	14,731	35,106	81,165
Provision for credit losses	16,218	2,062	14,167	8,391	33,207	74,045
Charge-offs	(4,435)	(3)	(128)	(125)	(15,504)	(20,195)
Recoveries	656	27	44	115	1,778	2,620
Ending balance	$107,082	$5,253	$33,971	$38,310	$108,158	$292,774

The Corporation estimates the ACL following the methodologies described in Note 1 – Basis of Presentation and Significant Accounting Policies, in the audited consolidated financial statements included in the 2020 Annual Report on Form 10-K, for each portfolio segment. As of March 31, 2021, the ACL for loans and finance leases was $358.9 million, down $27.0 million from December 31, 2020, driven by positive changes in the outlook of macroeconomic assumptions to which the reserve is correlated, including unemployment rates and gross domestic product (“GDP”). The ACL net reserve release for commercial and construction loans was $15.9 million in the first quarter of 2021, primarily reflecting an improvement in the outlook of macroeconomic variables, including improvements in unemployment rate forecasts, and the overall decline in the size of these portfolios. In addition, there was an ACL net reserve releases of $6.3 million for residential mortgage loans and a $4.8 million decrease in the ACL for consumer loans. The net reserve release for residential mortgage loans was also driven by improved macroeconomic variables, such as unemployment rate forecasts, and the overall portfolio decrease. The net reserve release for consumer loans consisted of net charge-offs of $9.1 million, primarily taken on personal loans and credit card loans, partially offset by charges to the provision of $4.3 million recorded in the first quarter to account for the increase in the size of the portfolio of auto loans and finance leases and deterioration in credit card loans delinquency trends. For those loans where the ACL was determined based on a discounted cash flow model, the change in the ACL due to the passage of time is recorded as part of the provision for credit losses.

The tables below present the ACL related to loans and finance leases and the carrying value of loans by portfolio segment as of March 31, 2021 and December 31, 2020:

As of March 31, 2021	Residential Mortgage Loans		Commercial Mortgage Loans	Commercial and Industrial Loans (1)	Consumer Loans
		Construction Loans
(Dollars in thousands)						Total

Total loans held for investment:
Amortized cost of loans	$3,395,081	$190,996	$2,216,887	$3,182,706	$2,656,189	$11,641,859
Allowance for credit losses	114,044	4,915	99,782	32,087	108,108	358,936
Allowance for credit losses to
amortized cost	3.36%	2.57%	4.50%	1.01%	4.07%	3.08%

As of December 31, 2020	Residential Mortgage Loans		Commercial Mortgage Loans	Commercial and Industrial Loans (1)	Consumer Loans
		Construction Loans
(Dollars in thousands)						Total
Total loans held for investment:
Amortized cost of loans	$3,521,954	$212,500	$2,230,602	$3,202,590	$2,609,643	$11,777,289
Allowance for credit losses	120,311	5,380	109,342	37,944	112,910	385,887
Allowance for credit losses to
amortized cost	3.42%	2.53%	4.90%	1.18%	4.33%	3.28%

(1)As of March 31, 2021 and December 31, 2020, includes $430.5 million and $406.0 million of SBA PPP loans, respectively, which require no ACL as these loans are 100% guaranteed by the SBA.

In addition, the Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, such as unfunded loan commitments and standby letters of credit for commercial and construction loans, unless the obligation is unconditionally cancellable by the Corporation. The Corporation estimates the ACL for these off-balance sheet exposures following the methodology described in Note 1 – Nature of Business and Summary of Significant Accounting Policies, in the audited consolidated financial statements, which are included in the 2020 Annual Report on Form 10-K. As of March 31, 2021, the ACL for off-balance sheet credit exposures was $4.4 million, down $0.7 million from $5.1 million as of December 31, 2020. The decrease was mainly in connection with a construction loan commitment due to improvements in the outlook of macroeconomic variables.

The following table presents the activity in the ACL for unfunded loan commitments and standby letters of credit for the quarters ended March 31, 2021 and 2020:

	Quarter ended
	March 31, 2021	March 31, 2020
(In thousands)
Beginning balance	$5,105	$-
Impact of adopting CECL	-	3,922
Provision for credit losses - (benefit) expense	(706)	1,819
Ending balance	$4,399	$5,741

NOTE 9 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio as of the dates indicated was composed of:

	March 31, 2021	December 31, 2020

(In thousands)
Residential mortgage loans	$42,645	$50,289
Commercial and Industrial loans (1)	13,425	-
Total	$56,070	$50,289

(1)During the first quarter of 2021, three criticized commercial loan participations totaling $28.2 million were transferred to held for sale. These transfers resulted in charge-offs of $0.7 million in the first quarter of 2021. One of these participations amounting to $14.3 million was sold prior to the end of the first quarter and a second one amounting to $9.7 million was sold in early April 2021.

NOTE 10 – OTHER REAL ESTATE OWNED

The following table presents the OREO inventory as of the dates indicated:

	March 31,	December 31,
	2021	2020
(In thousands)
OREO
OREO balances, carrying value:
Residential (1)	$31,642	$32,418
Commercial	41,338	44,356
Construction	6,227	6,286
Total	$79,207	$83,060

(1)Excludes $17.7 million and $18.6 million as of March 31, 2021 and December 31, 2020, respectively, of foreclosures that meet the conditions of ASC Subtopic 310-40 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” and are presented as a receivable as part of other assets in the consolidated statements of financial condition.

NOTE 11 – LEASES

The Corporation accounts for its leases in accordance with ASC 842 “Leases” (“ASC Topic 842”), which it adopted on January 1, 2019. ASC Topic 842 requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying lease asset. The Corporation’s operating leases are primarily related to the Corporation’s branches and leased commercial space for automated teller machines (“ATMs”). Our leases mainly have terms ranging from two years to thirty years, some of which include options to extend the leases for up to seven years. Liabilities to make future lease payments are recorded in accounts payable and other liabilities, while right-of-use (“ROU”) assets are recorded in other assets in the Corporation’s consolidated statements of financial condition. As of March 31, 2021 and December 31, 2020, the Corporation did not have a lease that qualifies as a finance lease.

Operating lease cost for the quarter ended March 31, 2021 and 2020 amounted to $5.0 million and $2.6 million, respectively, recorded in occupancy and equipment in the consolidated statement of income.

Supplemental balance sheet information related to leases as of the indicated dates was as follows:

	March 31,	December 31,
	2021	2020
(In thousands)

ROU asset	$98,808	$103,186
Operating lease liability	$102,177	$106,502
Operating lease weighted-average remaining lease term (in years)	8.3	8.5
Operating lease weighted-average discount rate	2.26%	2.25%

Generally, the Corporation cannot practically determine the interest rate implicit in the lease. Therefore, the Corporation uses its incremental borrowing rate as the discount rate for the lease.

Supplemental cash flow information related to leases for the indicated periods was as follows:

	Quarter Ended
	March 31,
	2021	2020
(In thousands)

Operating cash flow from operating leases (1)	$4,889	$2,550
ROU assets obtained in exchange for operating lease liabilities (2)	-	274

(1) Represents cash paid for amounts included in the measurement of operating lease liabilities.

(2)Represents non-cash activity and, accordingly, is not reflected in the consolidated statements of cash flows.

Maturities under lease liabilities as of March 31, 2021, were as follows:

Amount
(In thousands)

2021	$14,172
2022	17,945
2023	16,018
2024	14,507
2025	13,363
2026 and later years	37,784
Total lease payments	113,789
Less: imputed interest	(11,612)
Total present value of lease liability	$102,177

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of March 31, 2021 and December 31, 2020, all derivatives held by the Corporation were considered economic undesignated hedges. The Corporation records these undesignated hedges at fair value with the resulting gain or loss recognized in current earnings.

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

The following table summarizes the notional amounts of all derivative instruments as of the indicated dates:

	Notional Amounts (1)
	As of	As of
	March 31,	December 31,
(In thousands)	2021	2020
Undesignated economic hedges:

Interest rate contracts:
Interest rate swap agreements	$15,047	$15,864
Written interest rate cap agreements	14,500	14,500
Purchased interest rate cap agreements	14,500	14,500
Interest rate lock commitments	25,278	19,931
Forward Contracts:
Sale of TBA GNMA MBS pools	42,000	42,000
Forward loan sales commitments	20,188	19,998
	$131,513	$126,793

(1) Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes for derivative instruments their fair values and location in the consolidated statements of financial condition as of the indicated dates:

	Asset Derivatives			Liability Derivatives
	Statement of	March 31,	December 31,		March 31,	December 31,
	Financial	2021	2020		2021	2020
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Interest rate swap agreements	Other assets	$1,314	$1,622	Accounts payable and other liabilities	$1,306	$1,639
Written interest rate cap agreements	Other assets	-	-	Accounts payable and other liabilities	6	1
Purchased interest rate cap agreements	Other assets	6	1	Accounts payable and other liabilities	-	-
Interest rate lock commitments	Other assets	725	737	Accounts payable and other liabilities	-	-

Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	204	102	Accounts payable and other liabilities	44	280
Forward loan sales commitments	Other assets	20	20	Accounts payable and other liabilities	-	-
		$2,269	$2,482		$1,356	$1,920

The following table summarizes the effect of derivative instruments on the consolidated statements of income for the indicated periods:

		Gain (or Loss)
	Location of Unrealized Gain (Loss)	Quarter Ended
	on Derivative Recognized in	March 31,
	Statements of Income	2021	2020
(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements	Interest income - Loans	$25	$-
Interest rate lock commitments	Mortgage Banking Activities	(244)	(91)
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	352	(665)
Total gain (loss) on derivatives		$133	$(756)

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

As of March 31, 2021, the Corporation had not entered into any derivative instrument containing credit-risk-related contingent features.

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

As of March 31, 2021
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Assets Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description

Derivatives	$210	$-	$210	$-	$(210)	$-

As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Assets Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description

Derivatives	$89	$-	$89	$-	$(89)	$-

Offsetting of Financial Liabilities and Derivative Liabilities

As of March 31, 2021

				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Liabilities Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
(In thousands)						Net Amount

Description
Derivatives	$1,350	$-	$1,350	$(1,350)	$-	$-
Securities sold under agreements to repurchase	300,000	-	300,000	(300,000)	-	-
Total	$301,350	$-	$301,350	$(301,350)	$-	$-

As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Liabilities Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$1,919	$-	$1,919	$(1,919)	$-	$-
Securities sold under agreements to repurchase	300,000	-	300,000	(300,000)	-	-
Total	$301,919	$-	$301,919	$(301,919)	$-	$-

NOTE 14 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of each March 31, 2021 and December 31, 2020 amounted to $38.6 million, recognized as part of Other assets in the consolidated statements of financial condition. As of March 31, 2021, the Corporation’s goodwill includes $28.1 million related to the United States (Florida) reporting unit and $10.5 million recorded in connection with the acquisition of BSPR on September 1, 2020. The Corporation’s policy is to assess goodwill and other intangibles for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe that the values of goodwill or other intangibles may be impaired. During the fourth quarter of 2020, as part of its annual evaluation, the Corporation bypassed the qualitative assessment and proceeded directly to perform quantitative analyses to test for impairment the goodwill of the Florida reporting unit. Based on analyses under both the market and discounted cash flow approaches, the estimated fair value of the Florida reporting unit well exceeded the carrying amount of the entity, including goodwill as of the evaluation date (October 1). During the first quarter of 2021, the Corporation evaluated whether there have been any triggering event to accelerate the impairment analysis. The Corporation determined that there have been no significant events since the last annual assessment for the Florida reporting unit and the date on which the Corporation completed the acquisition of BSPR that could indicate potential goodwill impairment on reporting units for which the goodwill is allocated. As a result, no impartment charges for goodwill were recorded during the first quarter of 2021.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the following table. The adjustments for 2020 and 2021 are measurement period adjustments, primarily related to post closing purchase price adjustments to account for differences between BSPR’s actual excess capital at closing date compared to the BSPR’s excess capital amount used for the preliminary closing statement at acquisition date.

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	United States Operations	Total
(In thousands)

Goodwill, January 1, 2020	$-	$-	$-	$28,098	$28,098
Merger and acquisitions	574	794	4,935	-	6,303
Adjustments	385	533	3,313	-	4,231
Goodwill, December 31, 2020	$959	$1,327	$8,248	$28,098	$38,632
Adjustments	53	74	(148)	-	(21)
Goodwill, March 31, 2021	$1,012	$1,401	$8,100	$28,098	$38,611

The Corporation had other intangible assets of $38.4 million as of March 31, 2021, consisting of $34.3 million in core deposit intangibles, $3.8 million in purchased credit card relationship intangibles, and $0.3 million in insurance customer relationship intangibles.

The following table shows the gross amount and accumulated amortization of the Corporation’s other intangible assets as of the indicated dates:

	As of	As of
	March 31,	December 31,
	2021	2020
(Dollars in thousands)
Core deposit intangible:
Gross amount	$87,544	$87,096
Accumulated amortization (1)	(53,205)	(51,254)
Net carrying amount	$34,339	$35,842

Remaining amortization period (in years)	8.7	9.0

Purchased credit card relationship intangible:
Gross amount	$28,265	$28,265
Accumulated amortization (2)	(24,497)	(23,532)
Net carrying amount	$3,768	$4,733

Remaining amortization period (in years)	2.4	2.7

Insurance customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization (3)	(787)	(749)
Net carrying amount	$280	$318

Remaining amortization period (in years)	1.8	2.1

(1)For the quarters ended March 31, 2021 and 2020, the amortization expense of core deposit intangibles amounted to $2.0 million and $0.2 million, respectively.

(2)For the quarters ended March 31, 2021 and 2020, the amortization expense of the purchased credit card relationship intangible amounted to $1.0 million and $0.5 million, respectively.

(3)For each of the quarters ended March 31, 2021 and 2020, the amortization expense of the insurance customer relationship intangible amounted to $38 thousand.

The Corporation amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. As mentioned above, the Corporation analyzes core deposit intangibles and customer relationship intangibles annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may suggest impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles or customer relationship intangibles as of March 31, 2021.

The estimated aggregate annual amortization expense related to the intangible assets for future periods is as follows as of March 31, 2021:

Amount
(In thousands)
2021	$8,452
2022	8,816
2023	7,736
2024	6,416
2025	3,509
2026 and after	3,458

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

The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated certain TRuPs from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. As of March 31, 2021, the Corporation was current on all interest payments due on its subordinated debt.

Private Label MBS

During 2004 and 2005, an unaffiliated party, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates (“private label MBS”). The seller initially provided the servicing for a fee, which is senior to the obligations to pay private label MBS holders. The seller then entered into a sales agreement through which it sold and issued the private label MBS in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the private label MBS; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. These private label MBS are variable-rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank. Interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists, and the Bank, as the sole holder of the securities, absorbs all risks from losses on non-accruing loans and repossessed collateral. As of March 31, 2021, the amortized cost and fair value of these private label MBS amounted to $11.7 million and $8.3 million, respectively, with a weighted-average yield of 2.20%, which is included as part of the Corporation’s available-for-sale investment securities portfolio. As described in Note 5 – Investment Securities, above, the ACL on these private label MBS amounted to $0.9 million as of March 31, 2021.

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

Servicing Assets (MSRs)

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by GNMA and, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of March 31, 2021, the Corporation serviced loans securitized through GNMA with a principal balance of $2.1 billion. Also, certain conventional conforming loans are sold to FNMA or FHLMC with servicing retained. The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. MSRs are included as part of other assets in the consolidated statements of financial condition.

The changes in MSRs are shown below for the indicated periods:

	Quarter ended
	March 31,	March 31,
	2021	2020
(In thousands)
Balance at beginning of period	$33,071	$26,762
Capitalization of servicing assets	1,350	904
Amortization	(1,637)	(1,009)
Temporary impairment recoveries (charges), net	7	(138)
Other (1)	(81)	(35)
Balance at end of period	$32,710	$26,484

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

Changes in the impairment allowance were as follows for the indicated periods:

	Quarter ended
	March 31,	March 31,
	2021	2020
(In thousands)
Balance at beginning of period	$202	$73
Temporary impairment charges	-	138
OTTI of servicing assets	-	(77)
Recoveries	(7)	-
Balance at end of period	$195	$134

The components of net servicing income, included as part of mortgage banking activities in the consolidated statements of income, are shown below for the indicated periods:

	Quarter ended
	March 31,	March 31,
	2021	2020
(In thousands)
Servicing fees	$2,915	$2,134
Late charges and prepayment penalties	239	150
Adjustment for loans repurchased	(81)	(35)
Servicing income, gross	3,073	2,249
Amortization and impairment of servicing assets	(1,630)	(1,147)
Servicing income, net	$1,443	$1,102

The Corporation’s MSRs are subject to prepayment and interest rate risks. As of March 31, 2021, fair values of the Corporation’s servicing assets were based on a valuation model that incorporates market-driven assumptions regarding discount rates and mortgage prepayment rates, adjusted by the particular characteristics of the Corporation’s servicing portfolio. The Corporation used constant prepayment rate assumptions for the Corporation’s servicing assets for the government-guaranteed mortgage loans of 6.3% and 6.2% for the quarters ended March 31, 2021 and 2020, respectively. For conventional conforming mortgage loans, the Corporation used 6.8% and 6.9% for the quarters ended March 31, 2021 and 2020, respectively, and, for the conventional non-conforming mortgage loans, the Corporation used 8.6% and 8.7% for the quarters ended March 31, 2021 and 2020, respectively. Discount rate assumptions used were 12% for government-guaranteed mortgage loans and 10% for conventional conforming mortgage loans for each of the quarters ended March 31, 2021 and 2020. For conventional non-conforming mortgage loans the discount assumption used was 13.7% and 14.3% for the quarters ended March 31, 2021 and 2020, respectively.

The weighted-averages of the key economic assumptions that the Corporation used in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of March 31, 2021 and December 31, 2020 were as follows:

	March 31,	December 31,
	2021	2020
(In thousands)
Carrying amount of servicing assets	$32,710	$33,071
Fair value	$40,695	$40,294
Weighted-average expected life (in years)	8.00	7.86

Constant prepayment rate (weighted-average annual rate)	6.56%	6.73%
Decrease in fair value due to 10% adverse change	$988	$1,006
Decrease in fair value due to 20% adverse change	$1,935	$1,970

Discount rate (weighted-average annual rate)	11.19%	11.20%
Decrease in fair value due to 10% adverse change	$1,804	$1,772
Decrease in fair value due to 20% adverse change	$3,469	$3,409

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

NOTE 16 – DEPOSITS

The following table summarizes deposit balances as of the dates indicated:
	March 31,	December 31,
	2021	2020
(In thousands)
Type of account:
Non-interest-bearing deposit accounts	$5,026,468	$4,546,123
Interest-bearing savings accounts	4,217,030	4,088,969
Interest-bearing checking accounts	3,912,647	3,651,806
Certificates of deposit ("CDs")	2,692,176	2,814,313
Brokered CDs	162,115	216,172
Total	$16,010,436	$15,317,383

Brokered CDs mature as follows:

March 31, 2021
(In thousands)

Three months or less	$24,511
Over three months to six months	29,121
Over six months to one year	22,831
Over one year to three years	64,967
Over three years to five years	20,685
Total	$162,115

The following were the components of interest expense on deposits for the indicated periods:

	Quarter Ended
	March 31,	March 31,
	2021	2020
(In thousands)
Interest expense on deposits	$12,725	$19,497
Accretion of premium from acquisitions	(456)	(1)
Amortization of broker placement fees	73	158
Interest expense on deposits	$12,342	$19,654

NOTE 17 – LOANS PAYABLE

The Corporation participates in the Borrower-in-Custody Program (the “BIC Program”) of the FED. Through the BIC Program, a broad range of loans (including commercial, consumer and residential mortgages) may be pledged as collateral for borrowings through the FED Discount Window. As of March 31, 2021, pledged collateral that is related to this credit facility amounted to $1.7 billion, mainly commercial, consumer and residential mortgage loans, which after a margin haircut represents approximately $1.0 billion of credit availability under this program. With the impacts of COVID-19 on individuals, communities and organizations continuing to evolve, the Federal Reserve has taken several actions to support the economy and financial stability of market participants including, among other things, lowering the target range for the federal funds rate and relaunching large scale asset purchases. The FED Discount Window program provided the opportunity to access a low-rate short-term source of funding in the current highly volatile market environment. There were no outstanding borrowings under the Primary Credit FED Discount Window Program as of March 31, 2021.

NOTE 18 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) as of the dates indicated consisted of the following:

	March, 31	December 31,
	2021	2020
(In thousands)

Long-term repurchase agreement (1)	$300,000	$300,000

(1)Weighted-average interest rate of 3.35% and 1.77% as of March 31, 2021 and December 31, 2020, respectively. During the first quarter of 2021, the interest rate related to securities sold under agreements to repurchase totaling $200 million changed from a variable rate (3-month LIBOR plus 130 to 132 basis points) to a fixed-rate of 3.90% after the end of a prespecified lockout period. As of March 31, 2021, all of the outstanding securities sold under agreements to repurchase are tied to fixed interest rates.

Repurchase agreements mature as follows as of the indicated date:
March 31, 2021
(In thousands)

Six months to one year	$100,000
Over three years to five years	200,000
Total	$300,000

As of March 31, 2021 and December 31, 2020, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of March 31, 2021, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

JP Morgan Chase	$100,000	10
Credit Suisse First Boston	200,000	46
	$300,000

NOTE 19 – ADVANCES FROM THE FEDERAL HOME LOAN BANK

The following is a summary of the advances from the FHLB as of the indicated dates:

	March 31,	December 31,
	2021	2020

(In thousands)

Long-term Fixed-rate advances from FHLB (1)	$440,000	$440,000

(1)Weighted-average interest rate of 2.26%.

Advances from FHLB mature as follows as of the indicated date:

March 31,
2021
(In thousands)
Within one month	$70,000
Over one to three months	50,000
Over six months to one year	120,000
Over one year to three years	200,000
Total	$440,000

NOTE 20 – OTHER BORROWINGS

Other borrowings, as of the indicated dates, consisted of:

	March 31,	December 31,
	2021	2020
	(In thousands)
Floating rate junior subordinated debentures (FBP Statutory Trust I) (1)	$65,205	$65,205
Floating rate junior subordinated debentures (FBP Statutory Trust II) (2)	118,557	118,557
	$183,762	$183,762

(1) Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.75% over 3-month LIBOR (2.93% as of March 31, 2021 and 2.98% as of December 31, 2020).

(2) Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.50% over 3-month LIBOR (2.69% as of March 31, 2021 and 2.74% as of December 31, 2020).

NOTE 21 – STOCKHOLDERS’ EQUITY

Common Stock

As of March 31, 2021 and December 31, 2020, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of March 31, 2021 and December 31, 2020, there were 223,630,957 and 223,034,348 shares issued, respectively, and 218,628,862 and 218,235,064 shares outstanding, respectively. Refer to Note 4 – Stock-Based Compensation, above for information about transactions related to common stock under the Omnibus Plan.

For the quarters ended March 31, 2021 and 2020, total cash dividends declared on shares of common stock amounted to $15.3 million and $10.9 million, respectively. In the first quarter of 2021, the Corporation’s Board of Directors declared cash dividend of $0.07 per common share, which represented $0.02 per common share, or a 40%, increase from the immediate preceding quarter’s dividend level. The Corporation intends to continue to pay quarterly dividends on common stock. However, the Corporation’s common stock dividends, including the declaration, timing and amount, remain subject to consideration and approval by the Corporation’s Board Directors at the relevant times.

On April 26, 2021, the Corporation announced that its Board of Directors approved a stock repurchase program, under which the Corporation may repurchase up to $300 million of its outstanding stock, commencing in the second quarter of 2021 through June 30, 2022. Repurchases under the program may be executed through open market purchases, accelerated share repurchases and/or privately negotiated transactions or plans, including under plans complying with Rule 10b5-1 under the Exchange Act. The Corporation’s stock repurchase program is subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions. The repurchase program may be modified, extended, suspended, or terminated at any time at the Corporation’s discretion and may include the redemption of the $36.1 million in outstanding shares of the Corporation’s Series A through E Noncumulative Perpetual Monthly Income Preferred Stock.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of March 31, 2021, the Corporation had five outstanding series of non-convertible, non-cumulative perpetual monthly income preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative perpetual monthly income preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E preferred stock in a quotation medium. The Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. For each of the quarters ended March 31, 2021 and 2020, total cash dividends declared on shares of preferred stock amounted to $0.7 million. The Corporation intends to continue to make monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. However, the Corporation’s monthly dividend payments on the non-cumulative perpetual monthly income preferred stock, including the declaration, timing and amount, remain subject to consideration and approval by the Corporation’s Board Directors at the relevant times.

Treasury stock

During the first quarter of 2021 and 2020, the Corporation withheld an aggregate of 194,471 shares and 50,285 shares, respectively, of the restricted stock and performance units that vested during those quarters to cover the officers’ payroll and income tax withholding liabilities; these shares are held as treasury stock. As of March 31, 2021 and December 31, 2020, the Corporation had 5,002,095 and 4,799,284 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If the legal surplus reserve is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $109.3 million as of each of March 31, 2021 and December 31, 2020. There were no transfers to the legal surplus reserve during the quarter ended March 31, 2021.

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

The Corporation has maintained an effective tax rate lower than the maximum statutory rate of 37.5% mainly by investing in government obligations and MBS exempt from U.S. and Puerto Rico income taxes and by doing business through an international banking entity (“an IBE”) unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gains on sales is exempt from Puerto Rico income taxation. The IBE unit and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at the corporate standard rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

For the first quarter of 2021, the Corporation recorded an income tax expense of $28.0 million, compared to an income tax benefit of $3.0 million for the same period in 2020. The variance was primarily related to both a higher estimated effective tax rate resulting from higher levels of book taxable income, and higher pre-tax income driven by credit losses reserve releases in the first quarter of 2021, compared to the significant provision recorded in the first quarter of 2020.

For the quarter ended March 31, 2021, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes” (“ASC 740-270”), requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The Corporation’s estimated annual effective tax rate in the first quarter of 2021, excluding entities from which a tax benefit cannot be recognized and discrete items, was 31% compared to 24% for the first quarter of 2020. The estimated annual effective tax rate including all entities for 2021 was 31% (31% excluding discrete items), compared to 26% for the first quarter of 2020 (25% excluding discrete items).

The Corporation’s net deferred tax asset amounted to $306.4 million as of March 31, 2021, net of a valuation allowance of $112.7 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $306.2 million as of March 31, 2021, net of a valuation allowance of $70.7 million, compared to a net deferred tax asset of $329.1 million, net of a valuation allowance of $59.9 million, as of December 31, 2020. The decrease in the deferred tax assets is mainly driven by the aforementioned credit losses reserve release, as well the usage of net operating losses. The increase in the valuation allowance during the first quarter of 2021 was primarily related to the change in the market value of available-for-sale securities. The Corporation maintains a full valuation allowance for its deferred tax assets associated with capital loss carryforward, thus, the change in the market value of available-for-sale securities resulted in a change in the deferred tax asset and an equal change in the valuation allowance without having an effect on earnings.

In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the first quarter of 2021, the Corporation incurred an income tax expense of approximately $1.1 million related to its U.S. operations, compared to $1.0 million for the same period in 2020. The limitation did not impact the USVI operations in the first quarter of 2021 and 2020.

The Corporation accounts for uncertain tax positions under the provisions of ASC Topic 740. The Corporation’s policy is to report interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2021, the Corporation had $0.1 million of accrued interest and penalties related to uncertain tax positions in the amount of $1.0 million that it acquired from BSPR, which, if recognized, would decrease the effective income tax rate in future periods. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding amounts for current tax year positions, expiration of open income tax returns due to the statute of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation, and legislative activity, and the addition or elimination of uncertain tax positions. The statute of limitations under the 2011 PR code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2017 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2016 remain open to examination.

NOTE 23 – OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents changes in accumulated other comprehensive (loss) income for the quarters ended March 31, 2021 and 2020:

	Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)
	Quarter ended
	March 31,
	2021	2020
(In thousands)
Unrealized net holding gains (losses) on debt securities
Beginning balance	$55,725	$6,764
Other comprehensive (loss) income	(98,929)	42,352
Ending balance	$(43,204)	$49,116

Adjustment of pension and postretirement benefit plans:
Beginning balance	$(270)	$-
Other comprehensive (loss) income	-	-
Ending balance	$(270)	$-
______________________

(1)All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for the quarters ended March 31, 2021 and 2020:

		Reclassifications Out of Accumulated Other Comprehensive (Loss) Income
	Affected Line Item in the Consolidated Statements of Income	Quarter ended
		March 31
		2021	2020
(In thousands)
Unrealized net holding gains (losses) on debt securities
Realized gain on sale of debt securities	Net gain on sale of
	investments	$-	$(8,247)
Provision for credit losses - (benefit) expense	Provision for
	credit losses - (benefit) expense	(127)	368
	Total before tax	(127)	(7,879)
	Income tax expense (benefit)	-	-
	Total, net of tax	$(127)	$(7,879)

NOTE 24 – EMPLOYEE BENEFIT PLANS

The Corporation maintains two frozen qualified noncontributory defined benefit pension plans (the “Pension Plans”) and a related complementary post-retirement benefit plan covering medical benefits and life insurance after retirement that it obtained in the BSPR acquisition (the “Postretirement Benefit Plan”) on September 1, 2020. One defined benefit pension plan covers substantially all of BSPR’s former employees who were active before January 1, 2007, while the other defined benefit pension plan covers personnel of an institution previously-acquired by BSPR. Benefits are based on salary and years of service. The accrual of benefits under the Pension Plans is frozen to all participants.

The Corporation requires recognition of a plan’s overfunded and underfunded status as an asset or liability with an offsetting adjustment to accumulated other comprehensive loss pursuant to the ASC Topic 715, Compensation-Retirement Benefits.

The components of net periodic benefit (income) loss for the Pension Plans and Postretirement Benefit Plan are summarized in the following table:

Quarter Ended March 31, 2021	Location	Pension Plans	Postretirement Benefit Plan
(In thousands)
Net periodic benefit (income) loss:
Interest cost	Other expenses	618	2
Estimated return on plan assets	Other expenses	(1,131)	-
Net periodic benefit (income)		$(513)	$2

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

The Corporation considers a credit spread for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarters ended March 31, 2021 and 2020 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2021 and December 31, 2020:

	As of March 31,2021				As of December 31, 2020
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale:
U.S. Treasury Securities	$7,466	$-	$-	$7,466	$7,507	$-	$-	$7,507
Noncallable U.S. agencies debt securities	-	189,466	-	189,466	-	173,371	-	173,371
Callable U.S. agencies
debt securities and MBS	-	5,198,082	-	5,198,082	-	4,454,164	-	4,454,164
Puerto Rico government obligations	-	-	2,829	2,829	-	-	2,899	2,899
Private label MBS	-	-	8,297	8,297	-	-	8,428	8,428
Other investments	-	-	650	650	-	-	650	650
Equity securities	5,445	-	-	5,445	1,474	-	-	1,474
Derivatives, included in assets:
Interest rate swap agreements	-	1,314	-	1,314	-	1,622	-	1,622
Purchased interest rate cap agreements	-	6	-	6	-	1	-	1
Forward contracts	-	204	-	204	-	102	-	102
Interest rate lock commitments	-	725	-	725	-	737	-	737
Forward loan sales commitments	-	20	-	20	-	20	-	20
Liabilities:
Derivatives, included in liabilities:
Interest rate swap agreements	-	1,306	-	1,306	-	1,639	-	1,639
Written interest rate cap agreements	-	6	-	6	-	1	-	1
Forward contracts	-	44	-	44	-	280	-	280

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2021 and 2020:

	Quarter ended March 31,
	2021	2020
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$11,977	14,590
Total gains (losses) (realized/unrealized):
Included in other comprehensive income	321	240
Included in earnings	127	(368)
Principal repayments and amortization	(649)	(693)
Ending balance	$11,776	$13,769

(1)Amounts mostly related to private label MBS.

The tables below present qualitative information for significant assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2021 and December 31, 2020:

	March 31, 2021
				Range		Weighted Average
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Minimum	Maximum

Investment securities available-for-sale:
Private label MBS	$8,297	Discounted cash flows	Discount rate	12.9%	12.9%	12.9%
			Prepayment rate	0.7%	21.9%	13.6%
			Projected Cumulative Loss Rate	0.1%	17.8%	7.7%
Puerto Rico government obligations	2,829	Discounted cash flows	Discount rate	7.3%	7.3%	7.3%
			Projected Cumulative Loss Rate	10.1%	10.1%	10.1%

	December 31, 2020
				Range		Weighted
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Minimum	Maximum	Average

Investment securities available-for-sale:
Private label MBS	$8,428	Discounted cash flows	Discount rate	12.2%	12.2%	12.2%
			Prepayment rate	1.2%	18.8%	12.1%
			Projected Cumulative Loss Rate	2.6%	22.3%	10.2%
Puerto Rico government obligations	2,899	Discounted cash flows	Discount rate	7.9%	7.9%	7.9%
			Projected Cumulative Loss Rate	12.4%	12.4%	12.4%

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

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed loss rate of the underlying residential mortgage loans that collateralize these obligations, which are guaranteed by the PRHFA. A significant increase (decrease) in the assumed rate would lead to a (lower) higher fair value estimate. The fair value of these bonds was based on a discounted cash flow methodology that considers the structure and terms of the underlying collateral. The Corporation utilizes PDs and LGDs that consider, among other things, historical payment performance, loan-to-value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, the housing price index and the expected recovery of PRHFA guarantee. Under this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs derived from the above-described methodology, are discounted at the internal rate of return as of the reporting date and compared to the amortized cost.

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarters ended March 31, 2021 and 2020 for Level 3 assets and liabilities that were still held at the end of each period:

	Changes in Unrealized Losses
Level 3 Instruments Only	Quarter ended March 31,
(In thousands)	2021	2020
Changes in unrealized losses relating to assets still held at reporting date:
Provision for credit losses - benefit (expense)	$127	$(368)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill and loans).

As of March 31, 2021, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of March 31, 2021			Gains (Losses) recorded for the Quarter Ended March 31, 2021
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$237,025	$(1,203)
OREO (2)	-	-	79,207	(2,364)
Loans Held For Sale (3)	-	-	13,425	(360)

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

(3) Commercial loan participations transferred to held for sale in the first quarter of 2021 and still in inventory at the end of the period. The value of these loans was primarily derived from offers of market participants that the Corporation considered.

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

Qualitative information regarding the fair value measurements for Level 3 financial instruments as of March 31, 2021 are as follows:

March 31, 2021
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

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial instruments as of March 31, 2021 and December 31, 2020:

	Total Carrying Amount in Statement of Financial Condition as of March 31, 2021	Fair Value Estimate as of March 31, 2021	Level 1	Level 2	Level 3
(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$1,518,164	$1,518,164	$1,518,164	$-	$-
Investment securities available
for sale (fair value)	5,406,790	5,406,790	7,466	5,387,548	11,776
Investment securities held to maturity (amortized cost)	189,680
Less: allowance for credit losses on
held to maturity debt securities	(8,869)
Investment securities held to maturity, net of allowance	$180,811	178,314	-	-	178,314
Equity Securities (fair value)	41,558	41,558	5,445	36,113	-
Loans held for sale (lower of cost or market)	56,070	57,132	-	43,707	13,425
Loans, held for investment (amortized cost)	11,641,859
Less: allowance for credit losses for loans and finance leases	(358,936)
Loans held for investment, net of allowance	$11,282,923	11,452,765	-	-	11,452,765
Derivatives, included in assets (fair value)	2,269	2,269	-	2,269	-

Liabilities:
Deposits (amortized cost)	16,010,436	16,052,136	-	16,052,136	-
Securities sold under agreements
to repurchase (amortized cost)	300,000	324,288	-	324,288	-
Advances from FHLB (amortized cost)	440,000	445,387	-	445,387	-
Other borrowings (amortized cost)	183,762	145,581	-	-	145,581
Derivatives, included in liabilities (fair value)	1,356	1,356	-	1,356	-

	Total Carrying Amount in Statement of Financial Condition as of December 31, 2020	Fair Value Estimate as of December 31, 2020	Level 1	Level 2	Level 3
(In thousands)

Assets:
Cash and due from banks and money
market investments (amortized cost)	$1,493,833	$1,493,833	$1,493,833	$-	$-
Investment securities available
for sale (fair value)	4,647,019	4,647,019	7,507	4,627,535	11,977
Investment securities held to maturity (amortized cost)	189,488
Less: allowance for credit losses on
held to maturity securities	(8,845)
Investment securities held to maturity, net of allowance	180,643	173,806	-	-	173,806
Equity securities (fair value)	37,588	37,588	1,474	36,114	-
Loans held for sale (lower of cost or market)	50,289	52,322	-	52,322	-
Loans, held for investment (amortized cost)	11,777,289
Less: allowance for credit losses for loans and finance leases	(385,887)
Loans held for investment, net of allowance	$11,391,402	11,564,635	-	-	11,564,635
Derivatives, included in assets (fair value)	2,842	2,842	-	2,842	-

Liabilities:
Deposits (amortized cost)	15,317,383	15,363,236	-	15,363,236	-
Securities sold under agreements
to repurchase (amortized cost)	300,000	329,493	-	329,493	-
Advances from FHLB (amortized cost)	440,000	446,703	-	446,703	-
Other borrowings (amortized cost)	183,762	151,645	-	-	151,645
Derivatives, included in liabilities (fair value)	1,920	1,920	-	1,920	-

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

NOTE 26 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

In accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”), revenues are recognized when control of promised goods or services is transferred to customers and in an amount that reflects the consideration to which the Corporation expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC Topic 606, the Corporation performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the Corporation satisfies a performance obligation. The Corporation only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Corporation assesses the goods or services that are promised within each contract, identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Corporation then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Disaggregation of Revenue

The following table summarizes the Corporation’s revenue, which includes net interest income on financial instruments and non-interest income, disaggregated by type of service and business segment for the quarters ended March 31, 2021 and 2020:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2021:
Net interest income (1)	$25,240	$58,483	$48,981	$21,583	$15,023	$6,955	$176,265
Non-interest income:
Service charges and fees on
deposit accounts	-	4,476	2,971	-	149	708	8,304
Insurance commissions	-	4,967	-	-	29	245	5,241
Merchant-related income	-	922	256	-	13	204	1,395
Credit and debit card fees	-	5,645	19	-	3	370	6,037
Other service charges and fees	173	865	519	-	458	141	2,156
Not in scope of Topic 606 (1)	6,943	368	132	56	323	1	7,823
Total non-interest income	7,116	17,243	3,897	56	975	1,669	30,956
Total Revenue	$32,356	$75,726	$52,878	$21,639	$15,998	$8,624	$207,221

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2020:
Net interest income (1)	$17,058	$57,744	$23,581	$19,875	$13,785	$6,606	$138,649
Non-interest income:
Service charges and fees
deposit accounts	-	3,483	1,564	-	168	742	5,957
Insurance commissions	-	4,376	-	-	4	202	4,582
Merchant-related income	-	750	-	-	-	149	899
Credit and debit card fees	-	4,217	17	-	10	422	4,666
Other service charges and fees	74	617	412	-	418	147	1,668
Not in scope of Topic 606 (1)	3,566	285	18	8,328	231	-	12,428
Total non-interest income	3,640	13,728	2,011	8,328	831	1,662	30,200
Total Revenue	$20,698	$71,472	$25,592	$28,203	$14,616	$8,268	$168,849

(1) Most of the Corporation’s revenue is not within the scope of ASC Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other non-interest income from loans, leases, investment securities and derivative financial instruments.

For the quarters ended March 31, 2021 and 2020, substantially all of the Corporation’s revenue within the scope of ASC Topic 606 was related to performance obligations satisfied at a point in time.

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

Insurance Commissions

For insurance commissions, which include regular and contingent commissions paid to the Corporation’s insurance agency, the agreements contain a performance obligation related to the sale/issuance of the policy and ancillary administrative post-issuance support. The performance obligations are satisfied when the policies are issued, and revenue is recognized at that point in time. In addition, contingent commission income may be considered to be constrained, as defined under ASC Topic 606. Contingent commission income is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or payments are received. For the quarters ended March 31, 2021 and 2020, respectively, the Corporation recognized revenue at the time that payments were confirmed and constraints were released of $3.3 million and $3.1 million, respectively.

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

Other Fees

Other fees primarily include revenues generated from wire transfers, lockboxes, bank issuances of checks and trust fees recognized from transfer paying agent, retirement plan, and other trustee activities. Revenues are recognized on a recurring basis when the services are rendered.

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer in exchange for consideration from the customer. During 2019, the Bank entered into a growth agreement with an international card service association to expand the customer base and enhance product offerings. The contract requires the Bank to either launch a new debit card product by March 30, 2021, or maintain a ratio of over 50% of the portfolio with the related card service association by the end of year 2021. In connection with this agreement, the Corporation recognized a contract liability as the revenue is constrained to the fulfillment of the above conditions. As of March 31, 2021, the Bank has neither launched a new debit card product nor maintained a ratio of over 50% of the portfolio with the related card service association, therefore, no revenue portion has been recognized from this contract. In addition, as discussed above, during 2015, the Bank entered into a long-term strategic marketing alliance under a revenue-sharing agreement with another entity to which the Bank sold its merchant contracts portfolio and related POS terminals. Merchant services are marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands. Under the revenue-sharing agreement, FirstBank shares with this entity revenues generated by the merchant contracts over the term of the 10-year agreement. As of March 31, 2021 and 2020, this contract liability amounted to $2.1 million and $2.4 million, respectively, which will be recognized over the remaining term of the contract. For each of the quarters ended March 31, 2021 and 2020, the Corporation recognized revenue and its contract liabilities decreased by approximately $0.1 million, due to the completion of performance over time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of March 31, 2021 and 2020, there were no contract assets from contracts with customers or contract assets recorded on the Corporation’s consolidated financial statements.

The following table shows the activity of contract liabilities for the quarters ended March 31, 2021 and 2020:

(In thousands)	March 31, 2021	March 31, 2020
Beginning Balance	$2,151	$2,476
Less:
Amortizations	(81)	(81)
Ending balance	$2,070	$2,395

Other

Except for the contract liabilities noted above, the Corporation did not have any significant performance obligations as of March 31, 2021. The Corporation also did not have any material contract acquisition costs and did not make any significant judgments or estimates in recognizing revenue for financial reporting purposes.

NOTE 27 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information is as follows for the indicated periods:

	Quarter Ended March 31,
	2021	2020
(In thousands)

Cash paid for:

Interest on borrowings	$18,934	$25,935
Income tax	4,484	1,070
Operating cash flow from operating leases	4,889	2,550

Non-cash investing and financing activities:

Additions to OREO	4,521	5,283
Additions to auto and other repossessed assets	11,456	12,785
Capitalization of servicing assets	1,350	904
Loan securitizations	56,135	60,903
Loans held for investment transferred to held for sale	28,283	3,535
ROU assets obtained in exchange for operating lease liabilities	-	274
Unsettled purchases of available-for-sale investment securities	10,071	-
Unsettled sales of available-for-sale investment securities	-	284,201

NOTE 28 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of March 31, 2021, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Management determined the reportable segments based on the internal structure used to evaluate performance and to assess where to allocate resources. Other factors, such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products, were also considered in the determination of the reportable segments.

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

The accounting policies of the segments are the same as those referred to in Note 1 – Nature of Business and Summary of Significant Accounting Policies, in the audited consolidated financial statements, which are included in the 2020 Annual Report on Form 10-K.

The Corporation evaluates the performance of the segments based on net interest income, the provision for credit losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the ACL.

The following table presents information about the reportable segments for the quarters ended March 31, 2021 and 2020:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2021:
Interest income	$37,060	$65,733	$51,458	$12,762	$20,332	$7,297	$194,642
Net (charge) credit for transfer of funds	(11,820)	1,055	(2,477)	14,934	(1,692)	-	-
Interest expense	-	(8,305)	-	(6,113)	(3,617)	(342)	(18,377)
Net interest income	25,240	58,483	48,981	21,583	15,023	6,955	176,265
Provision for credit losses - (benefit) expense	(786)	3,962	(17,179)	(127)	(237)	(885)	(15,252)
Non-interest income	7,116	17,243	3,897	56	975	1,669	30,956
Direct non-interest expenses	7,997	41,091	11,538	1,234	8,294	7,405	77,559
Segment income	$25,145	$30,673	$58,519	$20,532	$7,941	$2,104	$144,914

Average earning assets	$2,658,887	$2,442,174	$4,029,377	$6,259,344	$2,078,660	$449,532	$17,917,974

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2020:
Interest income	$28,800	$58,096	$32,636	$16,066	$22,155	$7,511	$165,264
Net (charge) credit for transfer of funds	(11,742)	10,030	(9,055)	11,491	(724)	-	-
Interest expense	-	(10,382)	-	(7,682)	(7,646)	(905)	(26,615)
Net interest income	17,058	57,744	23,581	19,875	13,785	6,606	138,649
Provision for credit losses expense	15,201	32,153	19,175	1,502	6,564	2,771	77,366
Non-interest income	3,640	13,728	2,011	8,328	831	1,662	30,200
Direct non-interest expenses	8,499	29,476	7,047	763	8,991	7,435	62,211
Segment (loss) income	$(3,002)	$9,843	$(630)	$25,938	$(939)	$(1,938)	$29,272

Average earning assets	$2,012,906	$2,131,502	$2,420,069	$2,877,104	$1,944,385	$455,129	$11,841,095

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:

	Quarter Ended
	March 31,
(In thousands)	2021	2020

Net income:

Total income for segments and other	$144,914	$29,272
Other operating expenses (1)	55,742	29,973
Income (loss) before income taxes	89,172	(701)
Income tax expense (benefit)	28,022	(2,967)
Total consolidated net income	$61,150	$2,266

Average assets:

Total average earning assets for segments	$17,917,974	$11,841,095
Average non-earning assets	1,168,336	912,334
Total consolidated average assets	$19,086,310	$12,753,429

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

NOTE 29 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

The Corporation and FirstBank are each subject to various regulatory capital requirements imposed by the U.S. Federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s financial statements and activities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s and FirstBank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors. As of March 31, 2021 and December 31, 2020, the Corporation and FirstBank exceeded the minimum regulatory capital ratios for capital adequacy purposes and FirstBank exceeded the minimum regulatory capital ratios to be considered a well-capitalized institution under the regulatory framework for prompt corrective action. As of March 31, 2021, management does not believe that any condition has changed or event has occurred that would have changed the institution’s status.

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

As part of its response to the impact of COVID-19, on March 31, 2020, the agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule provides that, at the election of a qualified banking organization, the day 1 impact to retained earnings plus 25% of the change in the ACL (excluding PCD loans) from January 1, 2020 to December 31, 2021 will be delayed for two years and phased-in at 25% per year beginning on January 1, 2022 over a three-year period, resulting in a total transition period of five years. Accordingly, as of March 31, 2021, the capital measures of the Corporation and the Bank exclude the $62.3 million day 1 impact to retained earnings and 25% of the increase in the allowance for credit losses (as defined in the interim final rule) from January 1, 2020 to March 31, 2021. The federal financial regulatory agencies may take other measures affecting regulatory capital to address the COVID-19 pandemic, although the nature and impact of such measures cannot be predicted at this time.

The regulatory capital positions of the Corporation and FirstBank as of March 31, 2021 and December 31, 2020, which reflect the delay in the effect of CECL on regulatory capital, were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
As of March 31, 2021
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,479,823	20.73%	$956,908	8.0%	N/A	N/A
FirstBank	$2,421,641	20.24%	$956,977	8.0%	$1,196,221	10.0%
CET1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$2,115,199	17.68%	$538,261	4.5%	N/A	N/A
FirstBank	$1,963,360	16.41%	$538,300	4.5%	$777,544	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,151,302	17.99%	$717,681	6.0%	N/A	N/A
FirstBank	$2,271,360	18.99%	$717,733	6.0%	$956,977	8.0%
Leverage ratio
First BanCorp.	$2,151,302	11.36%	$757,485	4.0%	N/A	N/A
FirstBank	$2,271,360	12.00%	$756,898	4.0%	$946,122	5.0%

As of December 31, 2020
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,416,682	20.37%	$948,890	8.0%	N/A	N/A
FirstBank	$2,360,493	19.91%	$948,624	8.0%	$1,185,780	10.0%
CET1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$2,053,045	17.31%	$533,751	4.5%	N/A	N/A
FirstBank	$1,903,251	16.05%	$533,601	4.5%	$770,757	6.5%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,089,149	17.61%	$711,667	6.0%	N/A	N/A
FirstBank	$2,211,251	18.65%	$711,468	6.0%	$948,624	8.0%
Leverage ratio
First BanCorp.	$2,089,149	11.26%	$742,352	4.0%	N/A	N/A
FirstBank	$2,211,251	11.92%	$741,841	4.0%	$927,301	5.0%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and standby letters of credits. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. As of March 31, 2021, commitments to extend credit amounted to approximately $2.1 billion, of which $1.2 billion relates to credit card loans. Commercial and financial standby letters of credit amounted to approximately $115.5 million.

As of March 31, 2021, First BanCorp. and its subsidiaries were defendants in various legal proceedings, claims and other loss contingencies arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal proceedings, claims and other loss contingencies utilizing the latest information available. For legal proceedings, claims and other loss contingencies where it is both probable that the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For legal proceedings, claims and other loss contingencies where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

If management believes that, based on available information, it is at least reasonably possible that a material loss (or material loss in excess of any accrual) will be incurred in connection with any legal contingencies, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment as of March 31, 2021, no such disclosures were necessary.

NOTE 30 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of First BanCorp. at the holding company level only as of March 31, 2021 and December 31, 2020, and the results of its operations for the quarters ended March 31, 2021 and 2020:

Statements of Financial Condition
(Unaudited)

	As of March 31,	As of December 31,
	2021	2020
(In thousands)

Assets
Cash and due from banks	$19,433	$10,909
Money market investments	-	6,211
Other investment securities	285	285
Investment in First Bank Puerto Rico, at equity	2,340,202	2,396,963
Investment in First Bank Insurance Agency, at equity	45,740	41,313
Investment in FBP Statutory Trust I	1,951	1,951
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	1,616	2,023
Total assets	$2,412,788	$2,463,216

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$183,762	$183,762
Accounts payable and other liabilities	8,601	4,275
Total liabilities	192,363	188,037

Stockholders' equity	2,220,425	2,275,179
Total liabilities and stockholders' equity	$2,412,788	$2,463,216

Statements of Income
(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2021	2020
(In thousands)

Income:
Interest income on money market investments	$16	$33
Dividend income from banking subsidiaries	18,801	13,629
Other income	38	61
	18,855	13,723
Expense:
Other borrowings	1,294	2,032
Other operating expenses	499	523
	1,793	2,555
Income before income taxes and equity in undistributed
earnings (losses) of subsidiaries	17,062	11,168
Income tax provision	1,129	1,382
Equity in undistributed earnings (losses) of subsidiaries	45,217	(7,520)
Net income	$61,150	$2,266
Other comprehensive (loss) income, net of tax	(98,929)	42,352
Comprehensive (loss) income	$(37,779)	$44,618

NOTE 31 – SUBSEQUENT EVENTS

Management has reviewed the events occurring through the date of this report, and, other than the discussion of the stock repurchase program approved by the Corporation’s Board of Directors included in Note 21 – Stockholders’ Equity above, there were no subsequent events that require additional disclosure or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (“MD&A”)

SELECTED FINANCIAL DATA
	Quarter ended
(In thousands, except for per share and financial ratios)	March 31,
	2021	2020
Condensed Income Statements:
Total interest income	$194,642	$165,264
Total interest expense	18,377	26,615
Net interest income	176,265	138,649
Provision for credit losses - (benefit) expense	(15,252)	77,366
Non-interest income	30,956	30,200
Non-interest expenses	133,301	92,184
Income (loss) before income taxes	89,172	(701)
Income tax expense (benefit)	28,022	(2,967)
Net income	61,150	2,266
Net income attributable to common stockholders	60,481	1,597
Per Common Share Results:
Net earnings per share-basic	$0.28	$0.01
Net earnings per share-diluted	$0.28	$0.01
Cash dividends declared	$0.07	$0.05
Average shares outstanding	217,033	216,785
Average shares outstanding - diluted	218,277	217,314
Book value per common share	$9.99	$9.92
Tangible book value per common share (1)	$9.64	$9.76
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	1.30%	0.07%
Interest Rate Spread	3.69	4.17
Net Interest Margin	3.91	4.63
Interest Rate Spread - tax equivalent basis (2)	3.79	4.36
Net Interest Margin - tax equivalent basis (2)	4.01	4.82
Return on Average Total Equity	10.82	0.41
Return on Average Common Equity	10.88	0.29
Average Total Equity to Average Total Assets	12.01	17.38
Tangible common equity ratio (1)	10.90	16.36
Dividend payout ratio	25.12	678.80
Efficiency ratio (3)	64.33	54.60
Asset Quality:
Allowance for credit losses for loans and finance leases to total loans held for investment	3.08%	3.24%
Net charge-offs (annualized) to average loans	0.43	0.78
Provision for credit losses for loans and finance leases - (benefit) expense to net charge-offs	(115.47)	421.31
Non-performing assets to total assets	1.47	2.44
Nonaccrual loans held for investment to total loans held for investment	1.73	2.35
Allowance for credit losses for loans and finance leases to total nonaccrual loans held for investment	178.49	137.91
Allowance for credit losses for loans and finance leases to total nonaccrual loans held for investment,
excluding residential real estate loans	522.00	327.52
Other Information:
Common Stock Price: End of period	$11.26	$5.32

	As of March 31,2021	As of December 31, 2020
Balance Sheet Data:
Total loans, including loans held for sale	$11,697,929	$11,827,578
Allowance for credit losses for loans and finance leases	358,936	385,887
Money market and investment securities, net of allowance for credit losses for debt securities	5,632,090	4,925,822
Goodwill and other intangible assets	76,998	79,525
Deferred tax asset, net	306,373	329,261
Total assets	19,413,734	18,793,071
Deposits	16,010,436	15,317,383
Borrowings	923,762	923,762
Total preferred equity	36,104	36,104
Total common equity	2,227,795	2,183,620
Accumulated other comprehensive (loss) income, net of tax	(43,474)	55,455
Total equity	2,220,425	2,275,179
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

The following MD&A relates to the accompanying unaudited consolidated financial statements of First BanCorp. (the “Corporation,” “we,” “us,” “our, or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”). This section also presents certain financial measures that are not based on generally accepted accounting principles in the United States (“GAAP”). See “Basis of Presentation” below for information about why the non-GAAP financial measures are being presented and the reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measures for which the reconciliation is not presented earlier.

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

Recent Developments

Stock Repurchase Program

On April 26, 2021, the Corporation announced that its Board of Directors approved a stock repurchase program, under which the Corporation may repurchase up to $300 million of its outstanding stock, commencing in the second quarter of 2021 through June 30, 2022. Repurchases under the program may be executed through open market purchases, accelerated share repurchases and/or privately negotiated transactions or plans, including under plans complying with Rule 10b5-1 under the Exchange Act. The Corporation’s stock repurchase program is subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions. The repurchase program may be modified, extended, suspended, or terminated at any time at the Corporation’s discretion and may include the redemption of the $36.1 million in outstanding shares of the Corporation’s Series A through E Noncumulative Perpetual Monthly Income Preferred Stock.

COVID-19 Pandemic

The COVID-19 pandemic has caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in many countries, including in the markets in which the Corporation operates. In response, federal, state and local governments have taken and continue to take actions designed to mitigate the effect of the virus on public health and to address the economic impact from the virus. As the restrictive measures were eased during 2020 and into 2021, based upon positive signs of recovery from the impacts of the COVID-19 pandemic driven by vaccination and government stimulus programs, economic activity has steadily improved. While positive signs exist, new variants of the COVID-19 virus have emerged and a recent increase in cases and hospitalizations related to the COVID-19 pandemic is affecting Puerto Rico, our main market. In response, Puerto Rico’s Governor issued an executive order in early April 2021 that expanded the ongoing overnight curfew and reduced the maximum occupancy for restaurants and other establishments to 30%. However, the latest executive order announced by the Puerto Rico’s Governor on May 6, 2021, modified the curfew back to 12:00 a.m. to 5:00 a.m., two hours later than allowed under the previous order, and maintained the maximum occupancy of restaurants and other establishments at 30%. At the same time, in Puerto Rico, vaccination efforts began in January 2021, starting with first responders, and then including other groups by stages. Early in April 2021, all residents 16 years of age or older were authorized to receive the vaccine. As of May 2, 2021, approximately 1.9 million vaccines of COVID-19 have been administered in Puerto Rico. Approximately 1.1 million of people have received at least one dose of the COVID-19 vaccine and approximately nine hundred thousand people have completed the vaccination process.

The Corporation continues to operate consistently with guidance from federal and local authorities. As of March 31, 2021, branches were fully open with additional health and safety requirements to comply with federal and local health mandates, including, among other things, daily deep cleaning, face mask requirements and strict social distancing measures. The Corporation has limited in-person banking hours, with branches in Puerto Rico operating from 8:30 a.m. to 4:30 p.m. on weekdays and 9:00 a.m. to 1:00 p.m. on Saturdays. The Corporation continues to enhance client awareness of its digital banking offerings, and registered and active users grew by 6% and 9%, respectively, during the first quarter of 2021.

Our results of operations for the first quarter of 2021 continue to reflect improvement towards pre-pandemic levels. However, we maintain a cautious view of the macroeconomic outlook due to continuing uncertainty regarding the pace of recovery in the economy and uncertainty related to the COVID-19 pandemic, including the emergence of new variants of the virus. Uncertainties associated with the pandemic include the duration of the COVID-19 outbreak and any related infections, including those from new variants of the virus, the effectiveness of COVID-19 vaccines, the impact to our customers, employees and vendors and the impact to the economy as a whole. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act of 2020, as amended by the Consolidated Appropriations Act, 2021, included an allocation of $659 billion for loans to be issued by financial institutions through the SBA PPP. SBA PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10-month period. On December 27, 2020, President Trump signed another COVID-19 relief bill that extended and modified several provisions of the program. This included an additional allocation of $284 billion. The SBA reactivated the program on January 11, 2021. The Corporation is originating additional SBA PPP loans, which will currently extend through May 31, 2021. As of March 31, 2021, the Corporation’s SBA PPP loan portfolio, net of unearned fees of $14.1 million totaled $430.5 million. The unearned fees are accreted into income based on the contractual period of two years or five years, as applicable. Upon SBA forgiveness, unamortized fees are then recognized into interest income. During the first quarter of 2021, the Corporation originated $209.3 million in new SBA PPP loans and received forgiveness remittances of approximately $175.7 million in principal balance of SBA PPP loans originated in 2020. Forgiveness remittances in the first quarter of 2021 resulted in the acceleration of fee income recognition in the amount of $3.2 million.

Total deposits, excluding brokered deposits and government deposits, continue to increase and were $13.3 billion as of March 31, 2021, an increase of $472.3 million from December 31, 2020. Our liquidity levels and capital position remain strong, with capital ratios that are well above regulatory requirements. These robust liquidity and capital levels provide us with significant flexibility to maintain the strength of our balance sheet and return capital to shareholders through share repurchases and dividend payments, subject to regulatory considerations.

Integration of Banco Santander Puerto Rico

The Corporation continues to make progress in integration activities, with the conversions of the commercial, consumer and credit card business systems completed during the first four months of 2021. The Corporation is on track and expects that the full system conversions will be completed by the end of the summer of 2021. In addition, the Corporation consolidated 3 banking branches during the first quarter of 2021 and expects to consolidate 6 to 7 additional banking branches during 2021.

The Corporation continues to make progress in reducing personnel and service contract expenses and completing other business rationalization activities. The total amount of merger and restructuring costs related to the BSPR acquisition is estimated to be approximately $65 million. Cumulative merger and restructuring expenses of $49.2 million have been incurred through March 31, 2020, of which $11.3 million was incurred during the first quarter of 2021. The Corporation anticipates that most of the remainder of the estimated expenses will be incurred in the second and third quarters of 2021. Merger and restructuring costs in the first quarter of 2021 included approximately $4.8 million related to voluntary and involuntary separation programs implemented in the Puerto Rico region. The Corporation anticipates additional charges of approximately $1.7 million in the second quarter of 2021 in connection with the previously announced Employee Voluntary Separation Program (“VSP”) offered to eligible employees in Puerto Rico. The Corporation also estimates that the combined entities will achieve total annual pre-tax savings of approximately $49 million, which are expected to be fully realized during 2022.

Update on Previously Reported Cybersecurity Incident

On October 23, 2020, we experienced a cybersecurity incident that affected certain of the Corporation’s service channels. As a result of the incident and the security protocols that we activated to protect the Corporation’s information and that of its customers, certain bank services were temporarily suspended for our customers. We restored normal operations shortly thereafter and did not experience any material day-to-day impact from the temporary suspension. The investigation into the incident is materially complete and no evidence of misuse of personal information has been identified. We completed regulatory-required notices, in accordance with local laws, related to potential exposure of personal information of affected individuals. We believe that the incident has been contained and we do not expect the incident to have a material impact on our business, operations or financial condition. Nevertheless, there can be no guarantee that we will not experience material adverse effects, such as loss of customer confidence, further disruptions in our operations, or remediation, mitigation, compliance or legal costs.

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

The Corporation had net income of $61.2 million, or $0.28 per diluted common share, for the quarter ended March 31, 2021, compared to $2.3 million, or $0.01 per diluted common share, for the same period in 2020.

The key drivers of the Corporation’s GAAP financial results for the quarter ended March 31, 2021, compared to the first quarter of 2020, include the following:

• Net interest income for the quarter ended March 31, 2021 was $176.3 million, compared to $138.6 million for the first quarter of 2020. The increase was driven by an increase of $6.2 billion in average interest-earning assets and a decrease in the average cost of deposits, partially offset by the effect of lower market interest rates on loans and investment yields. The increase in average interest-earning assets was primarily related to the acquisition of BSPR effective on September 1, 2020, as well as purchases of investment securities, and higher interest-bearing cash balances. Through 2020 and the first quarter of 2021, the increased liquidity obtained from the growth in total deposits was primarily invested in U.S. agencies investment securities or in interest-bearing deposits maintained at the Federal Reserve Bank of New York (“New York FED”).

The net interest margin decreased 72 basis points to 3.91% for the quarter ended March 31, 2021, compared to 4.63% for the same period in 2020. The decrease was primarily related to the effect of lower market interest rates on U.S. agencies mortgage-backed securities (“MBS”) and debt securities yields, affected by both higher prepayment rates and lower reinvestment yields, as well as in the repricing of variable rate commercial loans and interest-bearing cash balances. In addition, the net interest margin was adversely affected by a higher proportion of low-yielding assets, such as U.S. agencies investment securities and interest-bearing cash balances, to total interest-earning assets, partially offset by the decrease in the average interest rate paid on interest-bearing deposits. See “Net Interest Income” below for additional information.

• The provision for credit losses on loans, finance leases, and debt securities decreased by $92.6 million to a $15.2 million net benefit for the first quarter of 2021, compared to an expense of $77.4 million for the same period in 2020. The variance reflects the effect of reserve releases in the first quarter of 2021, primarily due to positive changes in the outlook of macroeconomic assumptions to which the reserve is correlated. The significant reserve builds in the prior year were due to the deterioration of the macroeconomic outlook as a result of the onset of the COVID-19 pandemic.

Net charge-offs totaled $12.5 million for the first quarter of 2021, or 0.43% of average loans on an annualized basis, compared to $17.6 million, or 0.78% of average loans for the same period in 2020. The decrease consisted of a $4.6 million decline in net charge-offs taken on consumer loans and a $1.7 million decrease in net charge-offs taken on residential mortgage loans, partially offset by an increase of $1.2 million in net charge-offs taken on commercial and construction loans. Approximately $0.7 million of the commercial and construction charge-offs recorded in the first quarter was related to the transfer to held for sale of $28.2 million of criticized commercial loan participations. See “Provision for credit losses” and “Risk Management” below for analyses of the allowance for credit losses (“ACL”) and non-performing assets and related ratios.

• The Corporation recorded non-interest income of $31.0 million for the first quarter of 2021, compared to $30.2 million for the same period in 2020. The increase was primarily driven by: (i) a $3.5 million increase in revenues from mortgage banking activities, driven by a higher volume of residential mortgage loan originations and sales that reflects, in part, the effect in the prior year of quarantines and lockdowns of non-essential businesses in connection with the COVID-19 pandemic; (ii) a $4.4 million total increase in transactional fees income from service charges and fees on deposits, credit and debit cards and POS interchange fees, and merchant-related activities due to the effect of the BSPR acquisition; and (iii) a $0.7 million increase in insurance commission income driven by a higher volume of loan originations, as compared to the first quarter of 2020. These variances were partially offset by the effect in the first quarter of 2020 of an $8.2 million gain recorded on the sale of approximately $275.6 million of available-for-sale U.S. agencies MBS. See “Non-Interest Income” below for additional information.

• Non-interest expenses for the first quarter of 2021 were $133.3 million, compared to $92.2 million for the same period in 2020. Non-interest expenses for the first quarter of 2021 included $11.3 million of merger and restructuring costs associated with the acquisition and integration of BSPR compared to $0.8 million for the first quarter of 2020. Total non-interest expenses also included $1.2 million of COVID-19 pandemic-related expenses, primarily related to cleaning and security protocols, compared to $0.4 million for the same period a year ago. Further, total non-interest expenses in the first quarter of 2020 included a $1.2 million benefit from hurricane-related insurance recoveries. Adjusted for the above-mentioned costs, total non-interest expenses for the first quarter of 2021 increased by $28.7 million, compared to the same period in 2020, primarily related to incremental expenses associated with operations, personnel, and branches acquired from BSPR. See “Non-Interest Expenses” below for additional information.

• For the first quarter of 2021, the Corporation recorded an income tax expense of $28.0 million, compared to an income tax benefit of $3.0 million for the same period in 2020. The variance was primarily related to higher pre-tax income, as well as a higher estimated effective tax rate resulting from higher level of taxable income. As of March 31, 2021, the Corporation had deferred tax assets of $306.4 million (net of a valuation allowance of $112.7 million, including a valuation allowance of $70.7 million against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank), compared to net deferred tax assets of $329.3 million as of December 31, 2020. See “Income Taxes” below for additional information.

• As of March 31, 2021, total assets were $19.4 billion, an increase of $620.7 million from December 31, 2020. The increase was primarily related to a $763.9 million increase in investment securities, driven by purchases of U.S. agencies MBS and U.S. agencies callable and bullet debentures, and an increase of $24.3 million in cash and cash equivalents attributable to the liquidity obtained from the growth in deposits and loan repayments. These variances were partially offset by a decrease of $129.7 million in total loans, consisting of a $134.5 million decrease in residential mortgage loans, and a $41.7 million decrease in commercial and construction loans (net of a $24.5 million increase in the SBA PPP loan portfolio), partially offset by an increase of $46.5 million in consumer loans. See “Financial Condition and Operating Data Analysis” below for additional information.

• As of March 31, 2021, total liabilities were $17.2 billion, an increase of $675.4 million from December 31, 2020. The increase was mainly driven by a $472.3 million increase in total deposits, excluding brokered deposits and government deposits, and a $252.0 million increase in government deposits, partially offset by a $31.3 million decrease in brokered deposits. See “Risk Management – Liquidity Risk and Capital Adequacy” below for additional information about the Corporation’s funding sources.

• As of March 31, 2021, the Corporation’s stockholders’ equity was $2.2 billion, a decrease of $54.8 million from December 31, 2020. The decrease was driven by a $98.9 million decrease in the fair value of available-for-sale investment securities recorded as part of Other comprehensive (loss) income in the consolidated statements of financial condition, driven by changes in market interest rates, and common and preferred stock dividends declared in the first quarter of 2021 totaling $16.0 million, partially offset by earnings generated in the first quarter. The Corporation’s common equity tier 1 (“CET1”) capital, tier 1 capital, total capital and leverage ratios were 17.68%, 17.99%, 20.73% and 11.36%, respectively, as of March 31, 2021, compared to CET1 capital, tier 1 capital, total capital and leverage ratios of 17.31%, 17.61%, 20.37%, and 11.26%, respectively, as of December 31, 2020. See “Risk Management – Capital” below for additional information.

• Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, but excluding the utilization activity on outstanding credit cards, was $1.2 billion for the quarter ended March 31, 2021, compared to $802.6 million for the same period in 2020. During the first quarter of 2021, the Corporation originated $209.3 million of SBA PPP loans. Excluding those loans, total loan originations increased by $232.7 million to $1.0 billion during the first quarter of 2021, as compared to the first quarter of 2020. The increase consisted of: (i) a $98.5 million increase in commercial and construction loan originations; (ii) an $83.9 million increase in residential mortgage loan originations; and (iii) a $50.2 million increase in consumer loan originations. The originations in the first quarter of 2020 were affected by the onset of the COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals that caused significant disruptions in loan underwriting and closing process as a result of a nearly two-month full lockdown of non-essential businesses that were implemented in Puerto Rico on March 16, 2020.

• Total non-performing assets were $284.9 million as of March 31, 2021, a decrease of $8.6 million from December 31, 2020. The decrease was driven by a $9.4 million reduction in nonaccrual commercial and construction loans, including through the repayment of a $6.0 million nonaccrual construction loan relationship in the Virgin Islands region, and a $3.9 million decrease in the OREO portfolio balance, driven by write-downs to the value of certain income-producing commercial properties and sales of residential properties. See “Risk Management – Non-Accruing and Non-Performing Assets” below for additional information.

• Adversely classified commercial and construction loans increased by $49.5 million to $204.7 million as of March 31, 2021 compared to December 31, 2020. The increase was driven by the downgrade of two commercial relationships in the Puerto Rico region totaling $33.2 million. The Corporation is closely monitoring its loan portfolio to identify potential at-risk segments, payment performance, the need for permanent modifications, and the performance of different sectors of the economy in all the markets where the Corporation operates.

The Corporation’s financial results for the first quarters of 2021 and 2020 included the following items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”):

Quarter ended March 31, 2021

• Merger and restructuring costs of $11.3 million ($7.0 million after-tax) in connection with the BSPR acquisition integration process and related restructuring initiatives. Merger and restructuring costs in the first quarter of 2021 included approximately $4.8 million related to voluntary and involuntary employee separation programs implemented in the Puerto Rico region. The Corporation anticipates additional charges of approximately $1.7 million in the second quarter of 2021 in connection with the previously announced VSP offered to eligible employees in the Puerto Rico region. Approximately 100 employees participated in the program. To allow for a transition period, the effective separation date for eligible employees is the period between the end of November 2020 until the end of July 2021. In addition, merger and restructuring costs in the first quarter of 2021 included consulting fees, expenses related to system conversions and other integration related efforts, and accelerated depreciation charges related to planned closures and consolidation of branches in accordance with the Corporation’s integration and restructuring plan.

• COVID-19 pandemic-related expenses of $1.2 million ($0.8 million after-tax), primarily costs related to additional cleaning, safety materials, and security measures.

Quarter ended March 31, 2020

• Gain of $8.2 million on sales of approximately $275.6 million of U.S. agencies MBS executed in the latter part of March 2020. The gain, realized at the tax-exempt international banking entity subsidiary, had no effect on the income tax expense recorded in the first quarter of 2020.

• A benefit of $1.2 million ($0.7 million after-tax) resulting from insurance recoveries associated with hurricane-related expenses incurred primarily in the Puerto Rico region.

• Merger and restructuring costs of $0.8 million ($0.5 million after-tax) in connection with the BSPR acquisition. Merger and restructuring costs in the first quarter of 2020 primarily included consulting, legal, and other pre-conversion related efforts associated with the then-pending acquisition of BSPR.

• Costs of $0.4 million ($0.2 million after-tax) related to the COVID-19 pandemic response efforts, primarily additional cleaning costs and communications with customers.

The following table reconciles for the first quarter of 2021 and 2020 the reported net income to adjusted net income (loss), a non-GAAP financial measure that excludes the Special Items identified above:

	Quarter ended March 31,
	2021	2020
(In thousands)
Net income, as reported (GAAP)	$61,150	$2,266
Adjustments:
Merger and restructuring costs	11,267	845
Benefit from hurricane-related insurance recoveries	-	(1,153)
Gain on sales of investment securities	-	(8,247)
COVID-19 pandemic-related expenses	1,209	363
Income tax impact of adjustments (1)	(4,679)	(21)
Adjusted net income (loss) (Non-GAAP)	$68,947	$(5,947)

(1)See "Basis of Presentation" below for the individual tax impact related to reconciling items.

Critical Accounting Policies and Practices

The accounting principles of the Corporation and the methods of applying these principles conform to GAAP. In preparing the consolidated financial statements management is required to make estimates, assumptions, and judgments that affect the amounts recorded for assets, liabilities and contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Corporation’s significant accounting policies are described in Note 1 – Nature of Business and Summary of Significant Accounting Policies to the consolidated financial statements included in the 2020 Annual Report on Form 10-K.

Not all significant accounting policies require management to make difficult, subjective or complex judgments. The Corporation’s critical accounting estimates that are particularly susceptible to significant changes include: 1) the ACL; 2) income taxes; and 3) acquired loans. Actual results could differ from estimates and assumptions, if different outcomes or conditions prevail.

Allowance for Credit Losses

The Corporation maintains an ACL for loans and finance leases based upon management’s estimate of the lifetime expected credit losses in the loan portfolio, as of the balance sheet date, excluding loans held for sale. Additionally, the Corporation maintains an ACL for debt securities classified as either held-to-maturity or available-for-sale, and other off-balance sheet credit exposures (e.g., unfunded loan commitments). For loans and finance leases, unfunded loan commitments, and held-to-maturity debt securities, the estimate of lifetime credit losses includes the use of quantitative models that incorporate forward-looking macroeconomic scenarios that are applied over the contractual lives of the portfolios, adjusted, as appropriate, for prepayments and permitted extension options using historical experience. The ACL for available-for-sale debt securities is measured using a risk-adjusted discounted cash flow approach that also considers relevant current and forward-looking economic variables and the ACL is limited to the difference between the fair value of the security and its amortized cost. Judgment is specifically applied in the determination of economic assumptions, the length of the initial loss forecast period, the reversion of losses beyond the initial forecast period, historical loss expectations, usage of macroeconomic scenarios, and qualitative factors, which may not be adequately captured in the loss model, as further discussed below.

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

As of March 31, 2021, the Corporation used the base-case economic scenario from Moody’s Analytics in its estimation of credit losses. The Corporation has currently set an initial forecast period (“reasonable and supportable period”) of 2 years and a reversion period of up to 3 years, utilizing a straight-line approach and reverting back to the historical macroeconomic mean for Puerto Rico and the Virgin Islands regions. For the Florida region, the methodology considers a reasonable and supportable forecast period and an implicit reversion towards the historical trend that varies for each macroeconomic variable, achieving the steady state by year 5. After the reversion period, a historical loss forecast period covering the remaining contractual life, adjusted for prepayments, is used based on the change in key historical economic variables during representative historical expansionary and recessionary periods. Changes in economic forecasts impact the probability of default (“PD”), loss-given default (“LGD”), and exposure at default (“EAD”) for each instrument, and therefore influence the amount of future cash flows for each instrument that the Corporation does not expect to collect.

Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the model, the Corporation has identified certain economic variables that have significant influence in the Corporation’s model for determining the ACL. As of March 31, 2021, the Corporation’s ACL model considered the following assumptions for key economic variables in the base-case scenario:

• Commercial Real Estate Price Index year-over-year decrease of approximately 8.6% in the second quarter of 2021, followed by declines ranging from 8.8% – 9.7% during the remainder of 2021.

• Regional Home Price Index in Puerto Rico (purchase only prices), year-over-year increase of approximately 10.6% in the second quarter of 2021, followed by increases ranging from 0.5% - 1.9% during the remainder of 2021. For the Florida region and the U.S. mainland (all transactions, including refinances), year-over-year increase of approximately 1.7% and 4.8%, respectively, in the second quarter of 2021, followed by declines ranging from 0.2% – 1.8% for the Florida region and increases ranging from 3.0% – 3.9% for the U.S. mainland during the remainder of 2021.

• Levels of regional unemployment in Puerto Rico at approximately 8.1% in the second quarter of 2021, followed by modest improvements throughout the remainder of 2021 to an approximate level of 7.7% by the end of 2021. For the Florida region and the U.S. mainland, unemployment rate of 6.2% and 6.3%, respectively, in the second quarter of 2021, followed by modest improvements throughout the remainder of 2021 to an approximate level of 5.5% in Florida and 5.7% in the U.S. mainland by the end of 2021.

• A year-over-year increase in real gross domestic product (“GDP”) in the U.S. mainland approximately 10.8% in the second quarter of 2021, followed by increasing levels of real GDP growth between 4.6% –5.0% during the remainder of 2021.

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

As described above, the process to determine the ACL requires numerous estimates and assumptions, some of which require a high degree of judgment and are often interrelated. Changes in the estimates and assumptions can result in significant changes in the ACL, as was the case during the first quarter of 2021. As of March 31, 2021, the total ACL for loans, held-to-maturity and available-for-sale securities, and off-balance sheet credit exposure decreased to $373.4 million, from $401.1 million as of December 31, 2020. The net reserve release of $27.7 million during the first quarter of 2021 consisted of net charge-offs of $12.5 million and a provision for credit losses net benefit of $15.3 million. The provision for credit losses net benefit recorded in the first quarter of 2021 primarily reflects an improvement in the outlook of macroeconomic variables to which the reserve is correlated, including improvements in unemployment rate forecasts, and the overall decrease in the size of the residential mortgage and the commercial and construction loan portfolios. Our process for determining the ACL is further discussed in Note 1 – Nature of Business and Summary of Significant Accounting Policies, to the consolidated financial statements included in the 2020 Annual Report on Form 10-K.

Income Taxes

The Corporation is required to estimate income taxes in preparing its consolidated financial statements. This involves the estimation of current income tax expense together with an assessment of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Corporation to assume certain positions based on its interpretation of current tax regulations. Management assesses the relative benefits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial and regulatory guidance, and recognizes tax benefits only when deemed probable. Changes in assumptions affecting estimates may be required in the future and estimated tax liabilities may need to be increased or decreased accordingly. The Corporation adjusts the accrual of tax contingencies in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. The Corporation’s effective tax rate includes the impact of tax contingencies and changes to such accruals, as considered appropriate by management. When particular tax matters arise, a number of years may elapse before such matters are finally resolved by the taxing authorities. Favorable resolution of such matters or the expiration of the statute of limitations may result in the release of tax contingencies that the Corporation recognizes as a reduction to its effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Corporation’s net deferred tax asset assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change, the Corporation may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the consolidated statements of income. Management evaluates its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires the evaluation of positive and negative evidence that can be objectively verified. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character is available within the carryforward periods. Consideration must be given to all sources of taxable income, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, and tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The Corporation has concluded that, based on the level of positive evidence, it is more likely than not that the deferred tax asset of $306.4 million (net of a valuation allowance of $112.7 million) will be realized at March 31, 2021. However, there is no guarantee that the tax benefits associated with the deferred tax assets will be fully realized. The positive evidence considered by management in arriving at its conclusion included factors such as: FirstBank’s three-year cumulative income position; sustained periods of profitability; management’s proven ability to forecast future income accurately and execute tax strategies; forecasts of future profitability under several potential scenarios that support the partial utilization of NOLs prior to their expiration from 2021 through 2024; and the utilization of NOLs over the past three-years. The negative evidence considered by management included: uncertainties about the state of the Puerto Rico economy, including considerations relating to the effect of hurricane and pandemic recovery funds together with Puerto Rico government debt renegotiation efforts and the ultimate sustainability of the latest fiscal plan certified by the PROMESA oversight board.

Refer to “Income Taxes” below for further information related to Income Taxes.

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

Acquired loans that are classified as PCD are recognized at fair value. The ACL estimated for PCD loans as of the acquisition date is recorded as a gross-up of the loan balance and the ACL. Any remaining discount or premium after the gross-up is then recognized as an adjustment to yield over the remaining life of the loan. After the acquisition date, the accounting for acquired loans and leases, including PCD and non-PCD loans follows the same accounting guidance as loans and leases originated by the Corporation. Characteristics relevant to the classification of PCD loans include: delinquency, payment history since origination, credit scores migration and/or other factors the Corporation may become aware of through its initial analysis of acquired loans that may indicate there has been more than insignificant deterioration in credit quality since a loan’s origination. In connection with the BSPR acquisition on September 1, 2020, the Corporation acquired PCD loans and non-PCD loans with an aggregate fair value of approximately $752.8 million and $1.8 billion, respectively. The fair value of the loans acquired from BSPR was estimated based on a discounted cash flow method under which the present value of the contractual cash flows was calculated based on certain valuation assumptions such as default rates, loss severity, and prepayment rates, consistent with the Corporation’s CECL methodology, and discounted using a market rate of return that accounts for both the time value of money and investment risk factors. The discount rate utilized to analyze fair value considered the cost of funds rate, capital charge, servicing costs, and liquidity premium, mostly based on industry standards.

For PCD loans that, prior to the adoption of CECL, were classified as purchased credit impaired (“PCI”) loans and accounted for under ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC Subtopic 310-30”), the Corporation adopted CECL using the prospective transition approach. As allowed by CECL, the Corporation elected to maintain pools of loans accounted for under ASC Subtopic 310-30 as “units of accounts,” conceptually treating each pool as a single asset. As of March 31, 2021, such PCD loans consisted of $126.0 million of residential mortgage loans and $2.4 million of commercial mortgage loans acquired by the Corporation as part of previously completed asset acquisitions. As the Corporation elected to maintain pools of units of account for loans previously accounted for under ASC Subtopic 310-30, the Corporation is not able to remove loans from the pools until they are paid off, written off or sold (consistent with the Corporation’s practice prior to adoption of CECL), but is required to follow CECL for purposes of the ACL. Regarding interest income recognition for PCD loans that existed at the time of adoption of CECL, the prospective transition approach for PCD loans required by CECL was applied at a pool level, which froze the effective interest rate of the pools as of January 1, 2020. According to regulatory guidance, the determination of nonaccrual or accrual status for PCD loans that the Corporation has elected to maintain in previously existing pools pursuant to the policy election right upon adoption of CECL should be made at the pool level, not the individual asset level. In addition, the guidance provides that the Corporation can continue accruing interest and not report the PCD loans as being in nonaccrual status if the following criteria are met: (i) the Corporation can reasonably estimate the timing and amounts of cash flows expected to be collected, and (ii) the Corporation did not acquire the asset primarily for the rewards of ownership of the underlying collateral, such as for use in operations or improving the collateral for resale. Thus, the Corporation continues to exclude these pools of PCD loans from nonaccrual loan statistics. In accordance with CECL, the Corporation did not reassess whether modifications to individual acquired loans accounted for within pools were TDR as of the date of adoption.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter ended March 31, 2021 was $176.3 million, compared to $138.6 million for the comparable period in 2020. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter ended March 31, 2021 was $180.8 million, compared to $144.3 million for the comparable period in 2020.

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

Net interest income on an adjusted tax-equivalent basis and excluding the change in the fair value of derivative instruments is a non-GAAP financial measure. For the definition of this non-GAAP financial measure, refer to the discussion in “Basis of Presentation” below.

Part I

	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended March 31,	2021	2020	2021	2020	2021	2020
(Dollars in thousands)

Interest-earning assets:
Money market and other short-term investments	$1,428,038	$770,708	$349	$2,262	0.10%	1.18%
Government obligations (2)	1,439,872	481,967	5,974	5,301	1.68%	4.42%
MBS	3,604,584	1,763,813	9,730	14,009	1.09%	3.19%
FHLB stock	31,228	33,390	401	596	5.21%	7.18%
Other investments	7,238	5,668	9	11	0.50%	0.78%
Total investments (3)	6,510,960	3,055,546	16,463	22,179	1.03%	2.92%

Residential mortgage loans	3,493,822	2,890,810	45,586	38,655	5.29%	5.38%
Construction loans	212,676	122,120	3,244	1,881	6.19%	6.20%
Commercial and Industrial (“C&I”)
and Commercial mortgage loans	5,431,614	3,679,470	66,269	47,972	4.95%	5.24%
Finance leases	481,995	421,740	8,870	7,919	7.46%	7.55%
Consumer loans	2,148,159	1,883,278	58,737	52,310	11.09%	11.17%
Total loans (4) (5)	11,768,266	8,997,418	182,706	148,737	6.30%	6.65%
Total interest-earning assets	$18,279,226	$12,052,964	$199,169	$170,916	4.42%	5.70%

Interest-bearing liabilities:
Brokered certificates of deposit (“CDs”)	$188,949	$429,106	$989	$2,452	2.12%	2.30%
Other interest-bearing deposits	10,702,468	6,580,393	11,353	17,202	0.43%	1.05%
Loans payable	-	4,396	-	3	-%	0.27%
Other borrowed funds	483,762	440,194	3,572	3,950	2.99%	3.61%
FHLB advances	440,000	555,110	2,463	3,008	2.27%	2.18%
Total interest-bearing liabilities	$11,815,179	$8,009,199	$18,377	$26,615	0.63%	1.34%

Net interest income on a tax equivalent
basis and excluding valuations			$180,792	$144,301

Interest rate spread					3.79%	4.36%

Net interest margin					4.01%	4.82%

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

(5)Interest income on loans includes $2.6 million and $2.2 million for the first quarter of 2021 and 2020, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter ended March 31,
	2021 compared to 2020
	Increase (decrease)
	Due to:
(In thousands)	Volume	Rate	Total

Interest income on interest-earning assets:

Money market and other short-term investments	$1,055	$(2,968)	$(1,913)
Government obligations	7,285	(6,612)	673
MBS	9,840	(14,119)	(4,279)
FHLB stock	(37)	(158)	(195)
Other investments	2	(4)	(2)
Total investments	18,145	(23,861)	(5,716)

Residential mortgage loans	7,832	(901)	6,931
Construction loans	1,384	(21)	1,363
Commercial and Industrial and Commercial mortgage loans	21,993	(3,696)	18,297
Finance leases	1,091	(140)	951
Consumer loans	7,106	(679)	6,427
Total loans	39,406	(5,437)	33,969
Total interest income	57,551	(29,298)	28,253

Interest expense on interest-bearing liabilities:

Brokered CDs	(1,287)	(176)	(1,463)
Non-brokered interest-bearing deposits	7,603	(13,452)	(5,849)
Loans payable	(3)	-	(3)
Other borrowed funds	346	(724)	(378)
FHLB advances	(649)	104	(545)
Total interest expense	6,010	(14,248)	(8,238)
Change in net interest income	$51,541	$(15,050)	$36,491

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis for the indicated periods. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations, and on an adjusted tax-equivalent basis:

	Quarter Ended March 31,
(Dollars in thousands)	2021	2020

Interest Income - GAAP	$194,642	$165,264
Unrealized gain on derivative instruments	(25)	-
Interest income excluding valuations	194,617	165,264
Tax-equivalent adjustment	4,552	5,652
Interest income on a tax-equivalent basis and excluding valuations	199,169	170,916

Interest Expense - GAAP	18,377	26,615

Net interest income - GAAP	$176,265	$138,649

Net interest income excluding valuations	$176,240	$138,649

Net interest income on a tax-equivalent basis and excluding valuations	$180,792	$144,301

Average Balances
Loans and leases	$11,768,266	$8,997,418
Total securities, other short-term investments and interest-bearing cash balances	6,510,960	3,055,546
Average Interest-Earning Assets	$18,279,226	$12,052,964

Average Interest-Bearing Liabilities	$11,815,179	$8,009,199

Average Yield/Rate
Average yield on interest-earning assets - GAAP	4.32%	5.51%
Average rate on interest-bearing liabilities - GAAP	0.63%	1.34%
Net interest spread - GAAP	3.69%	4.17%
Net interest margin - GAAP	3.91%	4.63%

Average yield on interest-earning assets excluding valuations	4.32%	5.51%
Average rate on interest-bearing liabilities	0.63%	1.34%
Net interest spread excluding valuations	3.69%	4.17%
Net interest margin excluding valuations	3.91%	4.63%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	4.42%	5.70%
Average rate on interest-bearing liabilities	0.63%	1.34%
Net interest spread on a tax-equivalent basis and excluding valuations	3.79%	4.36%
Net interest margin on a tax-equivalent basis and excluding valuations	4.01%	4.82%

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

For the quarter ended March 31, 2021, net interest income increased $37.7 million to $176.3 million, compared to $138.6 million for the same period in 2020. The $37.7 million increase in net interest income was primarily due to:

• An $18.6 million increase in interest income on commercial and construction loans, mainly due to a $1.8 billion increase in the average balance of this portfolio, primarily related to both the effect of loans acquired in conjunction with the BSPR acquisition and the SBA PPP loans originated through 2020 and the first quarter of 2021. Total discount accretion related to fair value marks on commercial and construction loans acquired in the BSPR acquisition amounted to $2.7 million in the first quarter of 2021. Additionally, interest income for the first quarter of 2021 includes $5.4 million earned on average SBA PPP loan balances of $406.2 million, including the acceleration of fee income recognition in the amount of $3.2 million related to forgiveness remittances of $175.7 million received in the current quarter in principal balance of SBA PPP loans. The increase in interest income related to the higher average balances of commercial and construction loans in 2021 was partially offset by the decrease in yields in these portfolios. The decreases in yields on commercial and construction loans were the result of the predominance of loans in these categories with variable rates of interest tied to LIBOR and Prime rates, each of which decreased significantly in 2020 and remained low in the first quarter of 2021.

As of March 31, 2021, the interest rate on approximately 39% of the Corporation’s commercial and construction loans, excluding SBA PPP loans, was based upon LIBOR indices and 16% was based upon the Prime rate index. For the first quarter of 2021, the average one-month LIBOR rate declined 129 basis points, the average three-month LIBOR rate declined 133 basis points, and the average Prime rate declined 116 basis points compared to the average rates for such indices for the first quarter of 2020.

• A $7.4 million increase in interest income on consumer loans and finance leases, mainly due to a $325.1 million increase in the average balance of this portfolio, which resulted in an increase in interest income of approximately $8.5 million, largely related to auto loans and finance leases. The increase in the average balance reflects the effect of both consumer loans acquired in connection with the BSPR acquisition and organic growth. The benefit of the increase in the average balance of the consumer loan portfolio was partially offset by, among other things, the adverse effect of one less day in the first quarter of 2021, as compared to the same period in 2020, which resulted in a decrease of approximately $0.7 million on this portfolio.

• A $6.8 million increase in interest income on residential mortgage loans, primarily related to a $603.0 million increase the average balance of this portfolio, primarily related to loans acquired in the BSPR acquisition.

• An $8.2 million decrease in total interest expense, primarily due to: (i) a $5.8 million decrease in interest expense on interest-bearing checking, savings and non-brokered time deposits, primarily related to the effect of lower rates paid in response to the Federal Fund target rate decreases over the past year that more than offset the effect of the $4.1 billion increase in average balance; (ii) a $1.5 million decrease in interest expense on brokered CDs, primarily related to the $240.2 million decrease in the average balance in related deposits; (iii) a $0.5 million decrease in interest expense on FHLB advances, primarily related to a $115.1 million decrease in the average balance of FHLB advances; and (iv) a $0.7 million decrease in interest expense related to the downward repricing of floating-rate junior subordinated debentures.

Partially offset by:

• A $1.9 million decrease in interest income from interest-bearing cash balances, which consisted primarily of deposits maintained at the New York FED. Balances at the New York FED earned 0.10% during the first quarter of 2021, compared to 1.17% for the same period a year ago, a decrease attributable to declines in the Federal Funds target rate. The adverse effect of lower rates was partially offset by a $657.3 million increase in the average balance of interest-bearing cash balances, primarily related to the growth in deposits made by customers.

• A $1.6 million decrease in interest income on investment securities, primarily related to the adverse effects of a higher premium amortization expense related to higher prepayment rates of U.S. agencies MBS and lower reinvestment yields, partially offset by an increase of $2.8 billion in the average balance of investment securities, largely related to U.S. agencies MBS and debt securities.

The net interest margin decreased by 72 basis points to 3.91% for the first quarter of 2021, compared to 4.63% for the first quarter of 2020. The decrease was primarily attributable to the effect of the low interest rate environment on U.S. agencies MBS prepayment rates, reinvestment yields on investment securities, and the repricing of variable rate commercial loans and interest-bearing cash balances. In addition, net interest margin was adversely affected by a higher proportion of low-yielding assets, such as interest-bearing cash balances, U.S. agencies MBS and debt securities, to total interest-earning assets, partially offset by the decrease in the average rate paid on interest-bearing deposits.

On an adjusted tax-equivalent basis, net interest income for the quarter ended March 31, 2021 increased by $36.5 million to $180.8 million, compared to $144.3 million for the same period in 2020. The tax-equivalent adjustment decreased by $1.1 million, primarily due to a decrease in tax-exempt interest income on U.S. agencies MBS held by the IBE subsidiary First Bank Overseas.

Provision for Credit Losses

The provision for credit losses consists of provisions for credit losses on loans and finance leases and, unfunded loan commitments, as well as held-to-maturity and available-for-sale debt securities. The principal changes in the provision for credit losses by main categories follow:

Provision for credit losses for loans and finance leases

The provision for credit losses for loans and finance leases was a net benefit of $14.4 million for the first quarter of 2021, compared to an expense of $74.0 million for the first quarter of 2020. The variances by major portfolio category are as follow:

• Provision for credit losses for the commercial and construction loan portfolio was a net benefit of $14.6 million for the first quarter of 2021, compared to an expense of $24.6 million in the first quarter of 2020. The net benefit recorded in the first quarter of 2021, reflects improvements in projected macroeconomic variables, primarily in the unemployment rate variable, and, to a lesser extent, the overall decrease in the size of these portfolios in the Puerto Rico region. The significant reserve builds in the prior year were due to the deterioration of the macroeconomic outlook as a result of the onset of the COVID-19 pandemic reflected across multiple sectors with higher increases in the ACL made for loans in the accommodation, retail real estate, and transportation industries.

• Provision for credit losses for the residential mortgage loan portfolio was a net benefit of $4.2 million for the first quarter of 2021, compared to an expense of $16.2 million in the first quarter of 2020. The net benefit recorded in the first quarter of 2021 reflects the effect of both continued improvements in the outlook of macroeconomic variables, such as regional unemployment rates and the Home Price Index, particularly in the Florida region, and the overall portfolio decrease. The significant reserve builds in the prior year were due to the deterioration of the macroeconomic outlook as a result of the onset of the COVID-19 pandemic.

• Provision for credit losses for the consumer loans and finance leases portfolio was an expense of $4.3 million for the first quarter of 2021, compared to $33.2 million in the first quarter of 2020. The charges to the provision in the first quarter of 2021 were primarily related to the auto loans and finance lease portfolios that, among other things, accounted for the overall increase in the size of these portfolios, as well as charges to the provision for credit card loans that, among other things, reflect deterioration in delinquency trends, partially offset by releases associated with continued improvements in macroeconomic variables. The significant reserve builds in the prior year were due to the deterioration of the macroeconomic outlook as a result of the onset of the COVID-19 pandemic primarily reflected in the credit cards and unsecured personal loan portfolios.

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

Provision for credit losses for unfunded loan commitments

The provision for credit losses for unfunded commercial and construction loan commitments and standby letters of credit was a net benefit of $0.7 million for the first quarter of 2021, compared to an expense of $1.8 million in the first quarter of 2020. The net benefit recorded in the first quarter of 2021 was primarily related to a construction loan commitment due to improvements in the outlook of macroeconomic variables. The reserve build in the prior year was due to the deterioration of the macroeconomic outlook as a result of the onset of the COVID-19 pandemic.

Provision for credit losses for held-to-maturity and available-for-sale debt securities

As of March 31, 2021, the held-to-maturity debt securities portfolio consisted of Puerto Rico municipal bonds. The provision for credit losses for held-to-maturity securities was an expense of $24 thousand for the first quarter of 2021, compared to $1.1 million for the same period a year ago. Meanwhile, the provision for credit losses for available-for-sale debt securities was a net benefit of $0.1 million for the first quarter of 2021, compared to an expense of $0.4 million for the same period a year ago. Changes to the ACL for available-for-sale debt securities were primarily in connection with private label MBS resulting from changes in the present value of expected cash flows based upon the performance of the underlying mortgages and changes in macroeconomic conditions.

Non-Interest Income

The following table presents the composition of non-interest income for the indicated periods:

	Quarter Ended March 31,
	2021	2020
(In thousands)

Service charges on deposit accounts	$8,304	$5,957
Mortgage banking activities	7,273	3,788
Insurance income	5,241	4,582
Other operating income	10,138	7,626
Non-interest income before net gain
on sales of investment securities	30,956	21,953
Net gain on sales of investment securities	-	8,247
Total	$30,956	$30,200

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

Non-interest income for the first quarter of 2021 amounted to $31.0 million, compared to $30.2 million for the same period in 2020. The $0.8 million increase in non-interest income was primarily related to:

• A 3.5 million increase in revenues from mortgage banking activities, primarily related to a $2.3 million increase in realized gains on sales of residential mortgage loans in the secondary market, a $0.9 million increase related to the net change in mark-to-market gains and losses from both interest rate lock commitments and To-Be-Announced (“TBA”) MBS forward contracts, and a $0.8 million increase in service fee income. These variances were partially offset by a $0.7 million increase in the amortization expense related to mortgage servicing rights. Total loans sold in the secondary market to GNMA and U.S. GSEs during the first quarter of 2021 amounted to $151.5 million with a related net gain of $5.7 million (including realized gains of $0.3 million on TBA MBS hedges), compared to total loans sold in the secondary market during the first quarter of 2020 of $93.7 million with a related net gain of $3.4 million (net of realized losses of $0.4 million on TBA MBS hedges). The lower interest rate environment prevailing in 2021, as compared to the first quarter of 2020, and the adverse effect in prior years of disruptions in the loan originations and closing process related to the onset of the COVID-19 pandemic and related restrictive measures, resulted in a higher volume of conforming residential mortgage loan originations and sales.

• A $2.5 million increase Other operating income in the table above, primarily related to: (i) a $2.1 million increase in transactional fee income from credit and debit cards, POS, and merchant-related activity, reflecting both higher transaction volumes and income generated by the acquired BSPR operations; and (ii) a $0.3 million increase in wire transfer commission income.

• A $2.3 million increase in service charges and fees on deposits accounts, driven by the income generated by the acquired BSPR operations, primarily reflecting an increase in the number of cash management transactions of commercial clients.

• A $0.7 million increase in insurance income, driven by both higher property insurance commissions, positively impacted by a higher volume of residential mortgage loan originations during the first quarter of 2021, when compared to same period in 2020, and higher insurance contingent commissions received by the insurance agency in the first quarter of 2021 as compared to the same period in 2020.

Partially offset by:

• The effect in the first quarter of 2020 of an $8.2 million gain on sales of approximately $275.6 million of available-for-sale U.S. agencies MBS. The securities sold carried an increased prepayment risk given the dramatic drops in market interest rates in March 2020.

Non-Interest Expenses

The following table presents the components of non-interest expenses for the indicated periods:
	Quarter Ended March 31,
	2021	2020
(In thousands)

Employees' compensation and benefits	$50,842	$42,859
Occupancy and equipment	24,242	15,127
FDIC deposit insurance premium	1,988	1,522
Taxes, other than income taxes	6,199	3,880
Professional fees:
Collections, appraisals and other credit-related fees	1,310	1,696
Outsourced technology services	12,373	6,829
Other professional fees	4,018	3,268
Credit and debit card processing expenses	4,278	3,950
Business promotion	2,970	3,622
Communications	2,462	1,877
Net loss on OREO and OREO operations expenses	1,898	1,188
Merger and restructuring costs	11,267	845
Other	9,454	5,521
Total	$133,301	$92,184

Non-interest expenses for the quarter ended March 31, 2021 were $133.3 million, compared to $92.2 million for the first quarter of 2020. Included in non-interest expenses are the following Special Items:

• Merger and restructuring costs associated with the acquisition of BSPR of $11.3 million for the first quarter of 2021, compared to $0.8 million for the first quarter of 2020. These costs primarily included charges related to voluntary and involuntary employee separation programs implemented in the Puerto Rico region, as well as consulting fees, expenses related to system conversions and other integration related efforts, and accelerated depreciation charges related to planned closures and consolidation of branches in accordance with the Corporation’s integration and restructuring plan.

• COVID-19 pandemic-related expenses of $1.2 million for the first quarter of 2021, compared to $0.4 million for the first quarter of 2020. For the first quarter of 2021 these costs primarily consisted of: (i) expenses of $1.0 million associated with cleaning and security protocols, included as part of Occupancy and equipment costs in the table above; and (ii) $0.1 million in sales and use taxes, included as part of Taxes, other than income taxes in the table above. For the first quarter of 2020, these costs primarily consisted of: (i) expenses of $0.2 million associated with advertising and digital marketing media related to communications with customers, included as part of Business promotions in the table above; (ii) expenses of $0.1 million associated with cleaning and security protocols, included as part of Occupancy and equipment in the table above; and (iii) expenses of $0.1 million associated with staff relations, included as part of Employees’ compensation and benefits in the table above.

• Benefit from hurricane-related expenses insurance recoveries recorded as contra-expense in the first quarter of 2020 amounting to $1.2 million, primarily related to repairs and maintenance expenses, included as a contra expense of Occupancy and equipment costs in the table above.

On a non-GAAP basis, adjusted non-interest expenses, excluding the effect of the Special Items mentioned above, amounted to $120.8 million for the first quarter of 2021, compared to $92.1 million for the first quarter of 2020. The $28.7 million increase in adjusted non-interest expenses primarily reflects the effect of operations, personnel, and branches acquired from BSPR. Some of the most significant variances in adjusted non-interest expenses follows:

• An $8.0 million increase in adjusted employees’ compensation and benefits expenses, primarily driven by incremental expenses related to personnel retained from the acquisition of BSPR, partially offset by a $2.2 million decrease in deferred loan origination costs, primarily in connection with the origination of SBA PPP loans in the first quarter of 2021.

• A $7.4 million increase in adjusted occupancy and equipment expenses, primarily related to incremental expenses associated with the BSPR acquired operations including rental and software maintenance expenses.

• A $5.7 million increase in adjusted professional service fees, including a $5.5 million increase in outsourced technology fees, primarily related to approximately $3.1 million of temporary technology processing costs of the acquired BSPR operations while system conversions are completed, as well as costs of approximately $1.5 million incurred in connection with the platform used for SBA PPP loan originations and forgiveness funding.

• A $3.9 million increase in adjusted Other non-interest expenses, in the table above, including a $2.2 million increase in the amortization of intangible assets, primarily associated with the intangibles assets recognized in connection with the BSPR acquisition, and a $1.3 million increase in insurance and supervisory expenses, primarily associated with higher costs on insurance policies.

• A $2.2 million increase in adjusted taxes, other than income taxes, primarily related to incremental municipal license taxes, property taxes, and sales and use taxes related to the acquired operations.

• A $0.7 million increase in losses from OREO operations, primarily reflecting a $1.7 million increase in write-downs to the value of OREO properties, largely related to a commercial property in the Puerto Rico region, and a $0.2 million decrease in income recognized from rental payments associated with OREO income-producing properties, partially offset by a $0.7 million increase in net realized gains on sales of OREO properties and a $0.4 million decrease in OREO-related operating expenses, primarily taxes, repairs, and maintenance expenses.

• A $0.6 million increase in communication expenses, primarily related to incremental expenses on telephone, data, and postage related to the acquired operations.

Income Taxes

For the first quarter of 2021, the Corporation recorded an income tax expense of $28.0 million, compared to an income tax benefit of $3.0 million for the same period in 2020. The variance was primarily related to both a higher estimated effective tax rate resulting from higher levels of book taxable income and higher pre-tax income, driven by credit loss reserve releases in the fourth quarter of 2021 compared to the significant reserve builds recorded in the first quarter of 2020.

For the quarter ended March 31, 2021, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes” (“ASC 740-270”), requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The Corporation’s estimated annual effective tax rate in the first quarter of 2021, excluding entities from which a tax benefit cannot be recognized and discrete items, was 31% compared to 24% for the first quarter of 2020.

The Corporation’s net deferred tax asset amounted to $306.4 million as of March 31, 2021, net of a valuation allowance of $112.7 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $306.2 million as of March 31, 2021, net of a valuation allowance of $70.7 million, compared to a net deferred tax asset of $329.1 million, net of a valuation allowance of $59.9 million, as of December 31, 2020. The decrease in the deferred tax asset was mainly driven by the aforementioned credit loss reserve release and the usage of net operating losses. The increase in the valuation allowance during the first quarter of 2021 was primarily related to the change in the market value of available-for-sale securities. The Corporation maintains a full valuation allowance for its deferred tax assets associated with capital loss carryforward, thus, the change in the market value of available-for-sale securities resulted in a change in the deferred tax asset and an equal change in the valuation allowance without having an effect on earnings.

In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the first quarter of 2021, the Corporation incurred an income tax expense of approximately $1.1 million related to its U.S. operations, compared to $1.0 million for the same period in 2020. The limitation did not impact the USVI operations in the first quarter of 2021 and 2020.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

The Corporation’s total assets were $19.4 billion as of March 31, 2021, an increase of $620.7 million from December 31, 2020. The increase was primarily related to a $763.9 million increase in investment securities, mainly driven by purchases of U.S. agencies MBS and U.S agencies callable and bullet debentures totaling $1.4 billion during the first quarter, partially offset by approximately $202.1 million of U.S. agencies bonds that were called prior to maturity during the first quarter, prepayments of $314.1 million of U.S. agencies MBS, and a $98.9 million decrease in the fair value of available-for-sale investment securities attributable to changes in market interest rates. In addition, there was an increase of $24.3 million in cash and cash equivalents attributable to the liquidity obtained from the growth in deposits. These variances were partially offset by a decrease of $129.7 million in total loans, as further discussed below.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the indicated dates:

	March 31,	December 31,
(In thousands)	2021	2020

Residential mortgage loans	$3,395,081	$3,521,954
Commercial loans:
Commercial mortgage loans	2,216,887	2,230,602
Construction loans	190,996	212,500
Commercial and Industrial loans (1)	3,182,706	3,202,590
Total commercial loans	5,590,589	5,645,692
Consumer loans and finance leases	2,656,189	2,609,643
Total loans held for investment	11,641,859	11,777,289
Less:
Allowance for credit losses for loans and finance leases	(358,936)	(385,887)
Total loans held for investment, net	$11,282,923	$11,391,402
Loans held for sale	56,070	50,289
Total loans, net	$11,338,993	$11,441,691

(1) As of March 31, 2021 and December 31, 2020, includes $430.5 million and $406.0 million, respectively, of SBA PPP loans.

As of March 31, 2021, the Corporation’s total loan portfolio, before the ACL, amounted to $11.7 billion, a decrease of $129.7 million when compared to December 31, 2020. The decrease consisted of reductions of $125.6 million in the Puerto Rico region and $15.5 million in the Virgin Islands region, partially offset by an $11.4 million increase in the Florida region. On a portfolio basis, the decrease consisted of reductions of $134.5 million in residential mortgage loans and $41.7 million in commercial and construction loans (net of a $24.5 million increase in the SBA PPP loan portfolio), partially offset by an increase of $46.5 million in consumer loans. As further discussed below, the decrease in commercial and construction loans reflects, among other things, the effect of the sale of a $14.3 million criticized commercial loan participation in the Florida region, the repayment of a $6.0 million nonaccrual construction relationship, as well as large repayments for certain term loans and revolving lines of credit in the Puerto Rico region, partially offset by new loan originations, primarily in the Florida region.

The decrease in the Puerto Rico region consisted of reductions of $99.7 million in residential mortgage loans and $75.3 million in commercial and construction loans (net of a $5.5 million increase in the SBA PPP loan portfolio), partially offset by an increase of $49.4 million in consumer loans, primarily auto loans and finance leases. The decline in the residential mortgage loan portfolio in the Puerto Rico region reflects the effect of repayments and charge-offs, which more than offset the volume of new loan originations kept on the loan portfolio held for investment. The growth in consumer loans was driven by new loan originations, primarily auto loans and finance leases, partially offset by reductions in the balances of personal loans and credit card loans. Excluding the $5.5 million increase in the SBA PPP loan portfolio, commercial and construction loans in the Puerto Rico region decreased by $80.8 million, driven by several commercial term loans individually in excess of $1 million that were paid off in the first quarter and totaled approximately $31.8 million, principal repayments that reduced by $34.5 million the balance of revolving lines of credits related to four commercial and industrial relationships, and additional repayments, which more than offset the volume of new loan originations.

The decrease in total loans in the Virgin Islands region consisted of reductions of $7.2 million in residential mortgage loans, and $8.7 million in commercial and construction loans (including a $0.2 million decrease in the SBA PPP loan portfolio), partially offset by a $0.4 million increase in the balance of consumer loans. The decrease in commercial and construction loans reflects, among other things, the aforementioned $6.0 million repayment of a nonaccrual construction relationship.

The increase in total loans in the Florida region consisted of an increase of $42.3 million in commercial and construction loans, partially offset by reductions of $27.6 million in residential mortgage loans and $3.3 million in consumer loans. The increase in the commercial and construction loan portfolio included a $19.2 million increase in the SBA PPP loan portfolio. Excluding the increase in the SBA PPP loan portfolio, commercial and construction loans in the Florida region increased by $23.1 million, driven by the origination of several commercial loans individually in excess of $10 million related to three commercial and industrial relationships and totaling $47.0 million, partially offset by the sale of a $14.3 million criticized commercial loan participation and loan repayments.

As of March 31, 2021, the loans held for investment portfolio was comprised of commercial and construction loans (48%), residential real estate loans (29%), and consumer and finance leases (23%). Of the total gross loan portfolio held for investment of $11.6 billion as of March 31, 2021, the Corporation had credit risk concentration of approximately 79% in the Puerto Rico region, 17% in the United States region (mainly in the state of Florida), and 4% in the Virgin Islands region, as shown in the following table:

As of March 31, 2021	Puerto Rico	Virgin Islands	United States	Total

(In thousands)
Residential mortgage loans	$2,698,364	$205,528	$491,189	$3,395,081
Commercial mortgage loans	1,767,431	58,314	391,142	2,216,887
Construction loans	64,468	4,817	121,711	190,996
Commercial and Industrial loans (1)	2,094,809	129,204	958,693	3,182,706
Total commercial loans	3,926,708	192,335	1,471,546	5,590,589
Consumer loans and finance leases	2,580,682	52,102	23,405	2,656,189
Total loans held for investment, gross	$9,205,754	$449,965	$1,986,140	$11,641,859
Loans held for sale	35,719	1,309	19,042	56,070
Total loans, gross	$9,241,473	$451,274	$2,005,182	$11,697,929

(1) As of March 31, 2021, includes $430.5 million of SBA PPP loans consisting of $306.6 million in the Puerto Rico region, $27.2 million in the Virgin Islands region, and $96.7 million in the United States region.

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

Residential Real Estate Loans

As of March 31, 2021, the Corporation’s total residential mortgage loan portfolio, including loans held for sale, decreased by $134.5 million, as compared to the balance as of December 31, 2020. The decline reflects reductions in all regions driven by repayments and charge-offs, which more than offset the volume of new loan originations kept on the balance sheet. Consistent with the Corporation’s strategies, the residential mortgage loan portfolio decreased by $99.7 million in the Puerto Rico region, $27.6 million in the Florida region, and $7.2 million in the Virgin Islands region. Approximately 92% of the $131.4 million in residential mortgage loan originations in the Puerto Rico region during the first quarter of 2021 consisted of conforming loan originations and refinancings. Conforming mortgage loans are generally originated with the intent to sell in the secondary market to GNMA and U.S. government-sponsored agencies.

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

Commercial and Construction Loans

As of March 31, 2021, the Corporation’s commercial and construction loan portfolio, including loans held for sale, decreased by $41.7 million (net of a $24.5 million increase in the SBA PPP loan portfolio), as compared to the balance as of December 31, 2020. The decrease in commercial and construction loans was primarily reflected in the Puerto Rico region, which declined by $75.3 million (net of a $5.5 million increase in the SBA PPP loan portfolio), as compared to the balance as of December 31, 2020. Excluding the $5.5 million increase in the SBA PPP loan portfolio, commercial and construction loans in Puerto Rico decreased by $80.8 million, driven by several commercial term loans individually in excess of $1 million that were paid off in the first quarter and totaled approximately $31.8 million, principal repayments that reduced by $34.5 million the balance of revolving lines of credits related to four commercial and industrial relationships, and additional repayments, which more than offset the volume of new loan originations.

In the Virgin Islands region, commercial and construction loans decreased by $8.7 million (including a $0.2 million decrease in the SBA PPP loan portfolio) as compared to the balance as of December 31, 2020. The decrease in the Virgin Islands region, primarily reflects the effect of the aforementioned $6.0 million repayment of a nonaccrual construction relationship.

In the Florida region, commercial and construction loans increased by $42.3 million (including a $19.2 million increase in the SBA PPP loan portfolio). Excluding the $19.2 million increase in the SBA PPP loan portfolio, commercial and construction loans in the Florida region increased by $23.1 million, driven by the origination of several commercial loans individually in excess of $10 million related to three commercial and industrial relationships and totaling $47.0 million, partially offset by the sale of a $14.3 million criticized commercial loan participation and loans repayments.

As mentioned above, the SBA reactivated the PPP in January 2021. The Corporation is originating additional PPP loans, which originations will extend through May 31, 2021. In the first quarter of 2021, the Corporation originated $209.3 million in PPP loans and received forgiveness remittances of approximately $175.7 million in the principal balance of PPP loans originated in 2020. Forgiveness remittances in the first quarter of 2021 resulted in the acceleration of fee income recognition in the amount of $3.2 million. As of March 31, 2021, SBA PPP loans, net of unearned fees of $14.1 million, totaled $430.5 million, compared to $406.0 million as of December 31, 2020.

As of March 31, 2021, the Corporation had $197.5 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $201.3 million as of December 31, 2020. As of March 31, 2021, approximately $107.2 million consisted of loans extended to municipalities in Puerto Rico that are supported by assigned property tax revenues, and $37.4 million consisted of municipal special obligation bonds. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of budgetary subsidies provided by the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required to satisfy the payment of all of their respective general obligation bonds and notes. Late in 2015, the Government Development Bank for Puerto Rico (“GDB”) and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of March 31, 2021 included $13.5 million in loans granted to an affiliate of the Puerto Rico Electric Power Authority (“PREPA”) and $39.4 million in loans to an agency of the Puerto Rico central government.

The Corporation also has credit exposure to USVI government entities. As of March 31, 2021, the Corporation had $62.2 million in loans to USVI government instrumentalities and public corporations, compared to $61.8 million as of December 31, 2020. Of the amount outstanding as of March 31, 2021, public corporations of the USVI owed approximately $39.0 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of March 31, 2021, all loans were currently performing and up to date on principal and interest payments.

As of March 31, 2021, the Corporation’s total exposure to shared national credit (“SNC”) loans (including unused commitments) amounted to $902.1 million, compared to $882.9 million as of December 31, 2020. As of March 31, 2021, approximately $167.1 million of the SNC exposure related to the portfolio in Puerto Rico and $735.0 million related to the portfolio in the Florida region.

The composition of the Corporation’s construction loan portfolio held for investment as of March 31, 2021 and December 31, 2020 by category and geographic location follows:

As of March 31, 2021
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$105	$956	$-	$1,061
Single-family, detached	15,104	139	4,496	19,739
Total for residential housing projects	15,209	1,095	4,496	20,800
Construction loans to individuals secured by residential properties	48	-	-	48
Loans for commercial projects	39,470	2,414	116,029	157,913
Land loans - residential	4,902	1,308	1,186	7,396
Land loans - commercial	4,839	-	-	4,839
Total construction loan portfolio, gross	64,468	4,817	121,711	190,996
ACL	(1,870)	(256)	(2,789)	(4,915)
Total construction loan portfolio, net	$62,598	$4,561	$118,922	$186,081
____________________
(1) Mid-rise relates to buildings of up to 7 stories.

As of December 31, 2020
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$116	$956	$-	$1,072
Single-family, detached	14,685	459	4,980	20,124
Total for residential housing projects	14,801	1,415	4,980	21,196
Construction loans to individuals secured by residential properties	48	-	-	48
Loans for commercial projects	48,185	8,635	120,888	177,708
Land loans - residential	5,685	1,347	1,616	8,648
Land loans - commercial	4,900	-	-	4,900
Total construction loan portfolio, gross	73,619	11,397	127,484	212,500
ACL	(1,752)	(880)	(2,748)	(5,380)
Total construction loan portfolio, net	$71,867	$10,517	$124,736	$207,120
____________________
(1) Mid-rise relates to buildings of up to 7 stories.

The following table presents further information related to the Corporation’s construction portfolio as of and for the quarter ended March 31, 2021:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$74,686
Construction loans held for investment in nonaccrual status	$6,378
Net charge offs - Construction loans	$9
ACL - Construction loans	$4,915

Nonaccrual construction loans to total construction loans	3.34%

ACL for construction loans to total construction loans held for investment	2.57%

Net charge-offs (annualized) to total average construction loans	0.02%

Consumer Loans and Finance Leases

As of March 31, 2021, the Corporation’s consumer loan and finance lease portfolio increased by $46.5 million to $2.7 billion, as compared to the portfolio balance as of December 31, 2020. The increase primarily reflects increases in auto loans and finance leases, which increased by $59.6 million and $20.6 million, respectively, partially offset by reductions in personal loans, credit cards loans, other lines of credit, and boat loans of $17.9 million, $13.5 million, $1.4 million, and $0.9 million, respectively. The growth in consumer loans is mainly reflected in the Puerto Rico region and was driven by an increased level of loan originations.

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

The following table provides a breakdown of First BanCorp.’s loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, for the periods indicated:

	Quarter Ended March 31,
	2021	2020
(In thousands)

Residential mortgage	$163,927	$80,009
Commercial mortgage	31,539	115,832
Commercial and Industrial	777,203	358,475
Construction	24,021	50,615
Consumer	342,063	282,027
Total loan production	$1,338,753	$886,958

Total loan originations, including purchases, refinancings, and draws from existing revolving and non-revolving commitments, amounted to approximately $1.3 billion in the first quarter of 2021, compared to $887.0 million for the comparable period in 2020. During the first quarter of 2021, the Corporation originated SBA PPP loans totaling $209.3 million. Excluding SBA PPP loans, total loan originations increased by $242.5 million from $887.0 million originated in the first quarter of 2020 million to $1.1 billion in the first quarter of 2021. The originations in the first quarter of 2020 were affected by the spread of COVID-19 and related restrictive measures that caused a sharp contraction in economic activity and high levels of volatility across most financial markets.

Residential mortgage loan originations amounted to $163.9 million for the first quarter of 2021, compared to $80.0 million for the first quarter of 2020. The increase of $83.9 million in the first quarter of 2021, as compared to the same period of 2020, reflects increases of approximately $70.9 million and $13.0 million in the Puerto Rico and Florida regions, respectively. The increase reflects the effect of both a higher volume of refinanced loans and conforming loan originations driven by the effect of lower mortgage loan interest rates and increased home purchasing activity and the effect in 2020 of disruptions in the loan underwriting and closing processes caused by the almost two-month lockdown related to the COVID-19 pandemic that was implemented in Puerto Rico on March 16, 2020.

Commercial and construction loan originations (excluding government loans) amounted to $829.7 million for the first quarter of 2021, compared to $524.4 million for the first quarter of 2020. Total commercial and construction loan originations during the first quarter of 2021 include SBA PPP loan originations of $209.3 million. Excluding SBA PPP loans, commercial and construction loan originations were $620.4 million, an increase of $95.9 million compared with the same period in 2020. The growth reflects an increase of $98.0 million in the Puerto Rico region, partially offset by reductions of $1.9 million and $0.2 million in the Florida and Virgin Islands regions, respectively. The increase in the Puerto Rico region reflects an increase in the utilization of floor plan and other commercial lines of credit, as compared to the first quarter of 2020, reflecting the effect in 2020 of disruptions caused by the COVID-19 pandemic and related restrictive measures on economic activities, as well as the overall increase in the portfolio commercial lines of credit in 2021 related to the acquisition of BSPR late in the third quarter of 2020.

Government loan originations amounted to $3.1 million for the first quarter of 2021, compared to $0.5 million for the first quarter of 2020. Government loan originations in each of those periods are related to the utilization of an arranged overdraft line of credit of a government entity in the Virgin Islands region.

Originations of auto loans (including finance leases) for the first quarter of 2021 amounted to $208.7 million, an increase of $57.5 million, compared to $151.2 million for the first quarter of 2020. The increase was primarily reflected in the Puerto Rico region with an increase of $58.1 million, partially offset by a decrease of $0.6 million in the Virgin Islands region. The increase in auto loan and finance lease originations reflects, among other things, the effect in 2020 of disruptions caused by the COVID-19 pandemic-related lockdowns and quarantines. Personal loan originations for the first quarter of 2021, other than credit cards, amounted to $39.2 million, compared to $46.5 million for the first quarter of 2020. Most of the decrease in personal loan originations for the first quarter of 2021, as compared with the same period in 2020, was in the Puerto Rico region, as federal stimulus payments to individuals has softened the demand for personal loans in recent quarters. The utilization activity on the outstanding credit card portfolio for the first quarter of 2021 amounted to $94.1 million, compared to $84.3 million for the first quarter of 2020.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk management strategies, First BanCorp. maintains an investment portfolio that is classified as available-for-sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of March 31, 2021 amounted to $5.4 billion, a $759.8 million increase from December 31, 2020. The increase was mainly driven by the aforementioned purchases of U.S. agencies MBS and U.S. agencies callable and bullet debentures totaling $1.4 billion during the first quarter, partially offset by approximately $202.1 million of U.S. agencies bonds that were called prior to maturity during the first quarter, prepayments of $314.1 million of U.S. agencies MBS, and a $98.9 million decrease in the fair value of available-for-sale investment securities attributable to changes in market interest rates. Despite recent increases, long-term market interest rates remain at low levels, which may trigger accelerated exercises of call options and prepayment rights on investments securities in the future. These risks are directly linked to future period market interest rate fluctuations.

As of March 31, 2020, approximately 99% of the Corporation’s available-for-sale securities portfolio was invested in U.S. government and agencies debentures and fixed-rate GSEs’ MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). In addition, as of March 31, 2021, the Corporation held a bond issued by the Puerto Rico Housing Finance Authority (“PRHFA”), classified as available for sale, specifically a residential pass-through MBS in the aggregate amount of $3.9 million (fair value - $2.8 million). This residential pass-through MBS issued by the PRHFA is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010 and had an unrealized loss of $1.1 million as of March 31, 2021, of which $0.3 million is due to credit deterioration and was charged against earnings through an ACL during 2020.

As of March 31, 2021, the Corporation’s held-to-maturity investment securities portfolio, before the ACL, amounted to $189.7 million, relatively flat compared to $189.5 million as of December 31, 2020. As of March 31, 2021, the ACL for held-to-maturity debt securities was $8.9 million, relatively flat compared to $8.8 million as of December 31, 2020. Held-to-maturity investment securities consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which the Corporation accounts for as securities, but which were underwritten as loans with features that are typically found in commercial loans. These obligations typically are not issued in bearer form, are not registered with the Securities and Exchange Commission, and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and, in most cases, are supported by assigned property tax revenues. Approximately 60% of the Corporation’s municipality bonds consisted of obligations issued by three of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. Given the uncertainties as to the effects that the fiscal position of the Puerto Rico central government, the COVID-19 pandemic, and the measures taken, or to be taken, by other government entities may have on municipalities, the Corporation cannot be certain whether future charges to the ACL on these securities will be required.

See “Risk Management – Exposure to Puerto Rico Government” below for information and details about the Corporation’s total direct exposure to the Puerto Rico government, including municipalities.

The following table presents the carrying values of investments as of the indicated dates:

	March 31,	December 31,
	2021	2020
(In thousands)

Money market investments	$2,932	$60,572

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	1,399,291	1,187,674
Puerto Rico government obligations	2,829	2,899
MBS	4,004,020	3,455,796
Other	650	650
Total investment securities available for sale, at fair value	5,406,790	4,647,019

Investment securities held to maturity, at amortized cost:
Puerto Rico municipal bonds	189,680	189,488
ACL for held-to-maturity debt securities	(8,869)	(8,845)
	180,811	180,643
Equity securities, including $31.2 million of FHLB stock, as of each of
March 31, 2021 and December 31, 2020	41,558	37,588
Total money market investments and investment securities	$5,632,091	$4,925,822

MBS as of the indicated dates consisted of:

	March 31,	December 31,
(In thousands)	2021	2020

Available for sale:
FHLMC certificates	$1,393,701	$1,149,871
GNMA certificates	577,118	699,492
FNMA certificates	1,625,954	1,320,281
Collateralized mortgage obligations issued or
guaranteed by FHLMC, FNMA or GNMA	398,950	277,724
Private label MBS	8,297	8,428
Total MBS	$4,004,020	$3,455,796

The carrying values of investment securities classified as available for sale and held to maturity as of March 31, 2021 by contractual maturity (excluding MBS) are shown below:

	Carrying	Weighted
(In thousands)	Amount	Average Yield %

U.S. government and agencies obligations:
Due within one year	$18,061	2.00
Due after one year through five years	751,504	0.57
Due after five years through ten years	608,992	0.84
Due after ten years	20,734	0.65
	1,399,291	0.71
Puerto Rico government and municipalities obligations:
Due within one year	2,968	5.38
Due after one year through five years	14,843	2.57
Due after five years through ten years	88,564	4.65
Due after ten years	86,134	3.72
	192,509	4.08
Other investment securities:
Due after one year through five years	650	2.90
Total	1,592,450	1.11
MBS	4,004,020	1.32
ACL on held-to-maturity debt securities	(8,869)	-
Total investment securities available for sale and held to maturity	$5,587,601	1.26

Net interest income of future periods could be affected by prepayments of MBS. Any acceleration in the prepayments of MBS would lower yields on these securities, since the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of MBS would increase yields on securities purchased at a discount, since the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of March 31, 2021, the Corporation had approximately $1.2 billion in debt securities (U.S. agencies government securities) with embedded calls, which were primarily purchased at a discount and with an average yield of 0.69%. See “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and the Corporation’s interest rate risk management strategies. Also refer to Note 5 – Investment Securities, in the Corporation’s unaudited consolidated financial statements for the quarter ended March 31, 2021 for additional information regarding the Corporation’s investment portfolio.

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

The Corporation’s risk management policies are described below, as well as in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2020 Annual Report on Form 10-K.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. During the first quarter of 2021, the Corporation continued to pay quarterly interest payments on the subordinated debentures associated with its TRuPs, the monthly dividend income on its non-cumulative perpetual monthly income preferred stock, and quarterly dividends on its common stock.

The Asset and Liability Committee of the Corporation’s Board of Directors is responsible for overseeing management’s establishment of the Corporation’s liquidity policy, as well as approving operating and contingency procedures and monitoring liquidity on an ongoing basis. The Management’s Investment and Asset Liability Committee (“MIALCO”), which reports to the Board of Directors’ Asset and Liability Committee, uses measures of liquidity developed by management that involve the use of several assumptions to review the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters.

The MIALCO is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Officer, the Retail Financial Services Director, the risk manager of the Treasury and Investments Division, the Financial Planning and ALM Director and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy, monitoring liquidity availability on a daily basis, and reviewing liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position on a monthly basis. The Financial Planning and ALM Division is responsible to estimates the liquidity gap for longer periods.

To ensure adequate liquidity through the full range of potential operating environments and market conditions, the Corporation conducts its liquidity management and business activities in a manner that is intended to preserve and enhance funding stability, flexibility and diversity. Key components of this operating strategy include a strong focus on the continued development of customer-based funding, the maintenance of direct relationships with wholesale market funding providers, and the maintenance of the ability to liquidate certain assets when, and if, requirements warrant.

The Corporation develops and maintains contingency funding plans. These plans evaluate the Corporation’s liquidity position under various operating circumstances and are designed to help ensure that the Corporation will be able to operate through periods of stress when access to normal sources of funds is constrained. The plans project funding requirements during a potential period of stress, specify and quantify sources of liquidity, outline actions and procedures for effectively managing liquidity through a difficult period, and define roles and responsibilities for the Corporation’s employees. Under the contingency funding plans, the Corporation stresses the balance sheet and the liquidity position to critical levels that mimic difficulties in generating funds or even maintaining the current funding position of the Corporation and the Bank and are designed to help ensure the ability of the Corporation and the Bank to honor their respective commitments. The Corporation has established liquidity triggers that the MIALCO monitors in order to maintain the ordinary funding of the banking business. The MIALCO developed contingency funding plans for the following three scenarios: a credit rating downgrade, an economic cycle downturn event, and a funding concentration event. The Board of Directors’ Asset and Liability Committee reviews and approves these plans on an annual basis.

The Corporation manages its liquidity in a proactive manner and in an effort to maintain a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of March 31, 2021, the estimated core liquidity reserve (which includes cash and free liquid assets) was $4.6 billion, or 23.9% of total assets, compared to $4.1 billion, or 21.6% of total assets, as of December 31, 2020. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 29.9% of total assets as of March 31, 2021, compared to 27.9% of total assets as of December 31, 2020. As of March 31, 2021, the Corporation had $1.2 billion available for additional credit from the FHLB. Unpledged liquid securities, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $3.1 billion as of March 31, 2021. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of March 31, 2021, the holding company had $19.4 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of March 31, 2021 were approximately $1.5 billion. The Bank had $162.1 million in brokered CDs as of March 31, 2021, of which approximately $76.5 million mature over the next twelve months. In addition, the Corporation had non-maturity brokered deposits totaling $248.3 million as of March 31, 2021. Liquidity at the Bank level is highly dependent on bank deposits, which fund 83% of the Bank’s assets (or 81% excluding brokered deposits).

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

As of March 31, 2021, the amount of brokered CDs had decreased by $54.1 million to $162.1 million, from $216.2 million as of December 31, 2020. Non-maturity brokered deposits, such as a money market account maintained by a deposit broker, increased in the first quarter of 2021 by $22.8 million to $248.3 million as of March 31, 2021. Consistent with its strategy, the Corporation has been seeking to add core deposits. As of March 31, 2021, the Corporation’s deposits, excluding brokered deposits and government deposits, increased by $472.3 million to $13.3 billion, compared to $12.8 billion as of December 31, 2020. This increase is primarily related to a $505.8 million increase in demand deposits and a $107.7 million increase in savings deposits, primarily in the Puerto Rico and Virgin Islands regions, partially offset by a $141.2 million decrease in retail CDs as further discussed below.

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

The Corporation’s principal sources of funding are:

Brokered deposits – Total brokered CDs decreased during the first quarter of 2021 by $54.1 million to $162.1 million as of March 31, 2021, compared to $216.2 million as of December 31, 2020.

The average remaining term to maturity of the brokered CDs outstanding as of March 31, 2021 was approximately 1.3 years.

The use of brokered CDs has historically been an additional source of funding for the Corporation. It provides an additional efficient channel for funding diversification and interest rate management. Brokered CDs are insured by the FDIC up to regulatory limits; and can be obtained faster than regular retail deposits. In addition, the Corporation may obtain funds from brokers deposited in non-maturity money market accounts tied to short-term money market rates such as the Federal funds rate.

The following table presents a summary of time deposits as of the indicated dates:

	March 31, 2021	December 31, 2020
(In thousands)

Total time deposits	$2,854,291	$3,030,485

$100,000 or more	2,168,298	2,322,041

$250,000 or more	1,181,138	1,259,036

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of March 31, 2021:

Total
(In thousands)

Three months or less	$444,861
Over three months to six months	359,330
Over six months to one year	621,272
Over one year	742,835
Total	$2,168,298

Time deposits include brokered CDs of $162.1 million issued to deposit brokers in the form of large CDs that are generally participated out by brokers in amounts of less than the FDIC insurance limit.

Government deposits – As of March 31, 2021, the Corporation had $2.0 billion of Puerto Rico public sector deposits ($1.9 billion in transactional accounts and $174.8 million in time deposits), compared to $1.8 billion as of December 31, 2020. Approximately 19% of the public sector deposits as of March 31, 2021 was from municipalities and municipal agencies in Puerto Rico and 81% was from public corporations, the central government and agencies, and U.S. federal government agencies in Puerto Rico. The increase was primarily related to increases in transactional account balances of government public corporations that reflect, among other things, the funds received by government entities from federal disaster recovery funding allocated to Puerto Rico.

In addition, as of March 31, 2021, the Corporation had $279.8 million of government deposits in the Virgin Islands region (December 31, 2020 - $280.2 million) and $10.4 million in the Florida region (December 31, 2020 - $9.7 million).

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered deposits and government deposits, increased by $472.3 million to $13.3 billion from a balance of $12.8 billion as of December 31, 2020, reflecting increases of $415.2 million in the Puerto Rico region, $47.5 million in the Virgin Islands region, and $9.6 million in the Florida region. On a deposit type basis, there were increases of $505.8 million in demand deposits, reflecting increases across all regions, and $107.7 million in savings deposits, primarily in the Puerto Rico region, partially offset by a $141.2 million decrease in retail CDs, reflecting decreases across all regions.

Refer to Net Interest Income above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters ended March 31, 2021 and 2020.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $300 million as of each of March 31, 2021 and December 31, 2020. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. See Note 18 – Securities Sold Under Agreements to Repurchase, in the Corporation’s unaudited consolidated financial statements for the quarter ended March 31, 2021 for further details about repurchase agreements outstanding by counterparty and maturities.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of each of March 31, 2021 and December 31, 2020, the outstanding balance of FHLB advances was $440.0 million. As of March 31, 2021, the Corporation had $1.2 billion available for additional borrowing capacity on FHLB lines of credit.

Trust-Preferred Securities – In 2004, FBP Statutory Trust I, a statutory trust that is wholly-owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors $100 million of its variable-rate trust-preferred securities (“TRuPs”). FBP Statutory Trust I used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable rate common securities, to purchase $103.1 million aggregate principal amount of the Corporation’s junior subordinated deferrable debentures.

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

As of each of March 31, 2021 and December 31, 2020, the Corporation had subordinated debentures outstanding in the aggregate amount of $183.8 million. As of March 31, 2021, the Corporation was current on all interest payments due related to its subordinated debentures.

Other Sources of Funds and Liquidity - The Corporation’s principal uses of funds are for the origination of loans and the repayment of maturing deposits and borrowings. In connection with its mortgage banking activities, the Corporation has invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly-liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, U.S. Department of Housing and Urban Development (“HUD”), FNMA and FHLMC. During the first quarter of 2021, the Corporation sold approximately $56.1 million of FHA/VA mortgage loans to GNMA, which packages them into MBS.

In addition, the FED has taken several steps to promote economic and financial stability in response to the significant economic disruption caused by the COVID-19 pandemic. These actions are intended to stimulate economic activity by reducing interest rates and provide liquidity to financial markets so that firms have access to needed funding. Federal funds target rates remain at range of 0% to 0.25%, making the Primary Credit FED Discount Window Program a cost-efficient contingent source of funding for the Corporation given the highly-volatile market conditions. Although currently not in use, as of March 31, 2021, the Corporation had approximately $1.0 billion available for funding under the FED’s BIC Program. As an SBA-qualified PPP lender, the Bank is eligible to borrow under the PPP Liquidity Facility by pledging SBA PPP loans. The Corporation is not currently utilizing the PPP Liquidity Facility.

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

As of the date hereof, the Corporation’s credit as a long-term issuer is rated B+ by S&P and B+ by Fitch. As of the date hereof, FirstBank’s credit ratings as a long-term issuer are B2 by Moody’s, five notches below their definition of investment grade; BB by S&P, two notches below their definition of investment grade; and B+ by Fitch, four notches below their definition of investment grade. The Corporation’s credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of credit ratings is not a recommendation to buy, sell or hold the Corporation’s securities. Each rating should be evaluated independently of any other rating.

Cash Flows

Cash and cash equivalents were $1.5 billion as of March 31, 2021, an increase of $24.3 million when compared to the balance as of December 31, 2020. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first quarter of 2021 and 2020.

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

For the first quarter of 2021 and 2020, net cash provided by operating activities was $112.7 million and $91.5 million, respectively. Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for items such as depreciation and amortization, cash generated from sales of loans held for sale, and, in 2020, the provision for credit losses expense.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment, as well as purchasing, selling and repaying available-for-sale and held-to-maturity investment securities. For the quarters ended March 31, 2021 and March 31, 2020, net cash used in investing activities was $768.1 million and $105.6 million, respectively, primarily due to purchases of U.S. agencies investment securities and liquidity used to fund commercial and consumer loan originations, partially offset by principal collected on loans and U.S. agencies MBS prepayments, as well as proceeds from U.S. agencies bonds called prior to maturity.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance of and payments on long-term debt, the issuance of equity instruments and activities related to its short-term funding. For the first quarter of 2021, net cash provided by financing activities was $679.7 million, mainly reflecting an increase in non-brokered deposits, partially offset by dividends paid on common and preferred stock and the repayment of matured brokered CDs.

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

Capital

As of March 31, 2021, the Corporation’s stockholders’ equity was $2.2 billion, a decrease of $54.8 million from December 31, 2020. The decrease was driven by a $98.9 million decrease in the fair value of available-for-sale investment securities recorded as part of Other comprehensive (loss) income in the consolidated statements of financial condition, and common and preferred stock dividends declared in the first quarter totaling $16.0 million, partially offset by earnings generated in the first quarter. In the first quarter of 2021, the Corporation’ Board of Directors declared a quarterly cash dividend of $0.07 per common share, which represented $0.02 per common share, or a 40%, increase from the immediate preceding quarter’s dividend level. In addition, since December 2016, the Corporation has been making monthly dividend payments on its outstanding shares of non-cumulative perpetual Series A through E preferred stock. The Corporation intends to continue to pay monthly dividend payments on the preferred stock and quarterly dividends on common stock. The Corporation’s common stock and other stock dividends, including the declaration, timing and amount, remain subject to the consideration and approval by the Corporation’s Board of Directors at the relevant times.

On April 26, 2021, the Corporation announced that its Board of Directors approved a stock repurchase program, under which the Corporation may repurchase up to $300 million of its outstanding stock, commencing in the second quarter of 2021 through June 30, 2022. Repurchases under the program may be executed through open market purchases, accelerated share repurchases and/or privately negotiated transactions or plans, including under plans complying with Rule 10b5-1 under the Exchange Act. The Corporation’s stock repurchase program will be subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions. The repurchase program may be modified, extended, suspended, or terminated at any time at the Corporation’s discretion and may include the redemption of the $36.1 million in outstanding shares of the Corporation’s Series A through E Noncumulative Perpetual Monthly Income Preferred Stock.

Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of March 31, 2021 and December 31, 2020:

		Banking Subsidiary
	First BanCorp. (1)	FirstBank (1)	To be well capitalized-thresholds
As of March 31, 2021
Total capital ratio (Total capital to risk-weighted assets)	20.73%	20.24%	10.00%
CET1 capital ratio
(CET1 capital to risk weighted assets)	17.68%	16.41%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	17.99%	18.99%	8.00%
Leverage ratio	11.36%	12.00%	5.00%

		Banking Subsidiary
	First BanCorp. (1)	FirstBank (1)	To be well capitalized-thresholds
As of December 31, 2020
Total capital (Total capital to risk-weighted assets)	20.37%	19.91%	10.00%
CET1 capital ratio
(CET1 capital to risk weighted assets)	17.31%	16.05%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	17.61%	18.65%	8.00%
Leverage ratio	11.26%	11.92%	5.00%

(1)

As permitted by the regulatory capital framework, the Corporation elected to delay for two years the initial impact related to the adoption of CECL on January 1, 2020 plus 25% of the change in the ACL from January 1, 2020 to December 31, 2021. Such effects, will be phased in at 25% per year beginning on January 1, 2022.

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

As part of its response to the impact of COVID-19, on March 31, 2020, the agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule provides that, at the election of a qualified banking organization, the initial impact to retained earnings related to the adoption of CECL plus 25% of the change in the ACL (excluding PCD loans) from January 1, 2020 to December 31, 2021 will be delayed for two years and phased-in at 25% per year beginning on January 1, 2022 over a three-year period, resulting in a total transition period of five years. Accordingly, as of March 31, 2021, the capital measures of the Corporation and the Bank exclude the $62.3 million initial impact to retained earnings and 25% of the increase in the ACL (as defined in the interim final rule) from January 1, 2020 to March 31, 2021. The federal financial regulatory agencies may take other measures affecting regulatory capital to address the COVID-19 pandemic, although the nature and impact of such measures cannot be predicted at this time.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets, non-GAAP financial measures, to total equity and total assets, respectively, as of March 31, 2021 and December 31, 2020, respectively:

	March 31,	December 31,
(In thousands, except ratios and per share information)	2021	2020

Total equity - GAAP	$2,220,425	$2,275,179
Preferred equity	(36,104)	(36,104)
Goodwill	(38,611)	(38,632)
Purchased credit card relationship intangible	(3,768)	(4,733)
Core deposit intangible	(34,339)	(35,842)
Insurance customer relationship intangible	(280)	(318)
Tangible common equity	$2,107,323	$2,159,550

Total assets - GAAP	$19,413,734	$18,793,071
Goodwill	(38,611)	(38,632)
Purchased credit card relationship intangible	(3,768)	(4,733)
Core deposit intangible	(34,339)	(35,842)
Insurance customer relationship intangible	(280)	(318)
Tangible assets	$19,336,736	$18,713,546
Common shares outstanding	218,629	218,235

Tangible common equity ratio	10.90%	11.54%
Tangible book value per common share	$9.64	$9.90

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If the legal surplus reserve is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $109.3 million as of each March 31, 2021 and December 31, 2020. There were no transfers to the legal surplus reserve during the quarter ended March 31, 2021.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. As of March 31, 2021, the Corporation’s commitments to extend credit amounted to approximately $2.1 billion, of which $1.2 billion related to credit card loans. Commercial and financial standby letters of credit amounted to approximately $115.5 million.

Contractual Obligations and Commitments

The following table presents information about the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of March 31, 2021
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(In thousands)

Contractual obligations:
Certificates of deposit	$2,854,291	$1,874,205	$802,228	$166,465	$11,393
Securities sold under agreements to repurchase	300,000	100,000	-	200,000	-
Advances from FHLB	440,000	240,000	200,000	-	-
Other borrowings	183,762	-	-	-	183,762
Operating leases	113,789	18,775	33,130	27,336	34,548
Total contractual obligations	$3,891,842	$2,232,980	$1,035,358	$393,801	$229,703

Commitments to sell mortgage loans	$20,188

Standby letters of credit	$4,929

Commitments to extend credit:
Lines of credit	$1,975,693
Letters of credit	110,583
Construction undisbursed funds	74,686
Total commercial commitments	$2,160,962

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

As of March 31, 2021, the Corporation forecasted the 12-month net interest income assuming March 31, 2021 interest rate curves remain constant. Then, net interest income was estimated under rising and falling rate scenarios. For the rising rates scenario, the Corporation assumed a gradual (ramp) parallel upward shift of the yield curve during the first 12 months (the “+200 ramp” scenario). Conversely, for the falling rates scenario, it assumed a gradual (ramp) parallel downward shift of the yield curve during the first 12 months (the “-200 ramp” scenario). However, given the current low levels of interest rates, along with the current yield curve slope, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for March 2021, as compared to December 2020, reflected a 5 basis points reduction in the short-term horizon, between 1 to 12 months, while market rates increased by 37 basis points in the medium term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year-time horizon, market rates increased by 80 basis points, as compared to December 31, 2020 levels. The U.S. Treasury curve in the short-term horizon decreased by 5 basis points and in the medium-term horizon increased by 37 basis points, as compared to the December 31, 2020 levels. The long-term horizon increased by 80 basis points as compared to December 31, 2020 levels.

The following table presents the results of the simulations as of March 31, 2021 and December 31, 2020. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	March 31, 2021				December 31, 2020
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$25.1	3.47%	$30.7	4.06%	$32.3	4.53%	$36.0	4.96%
- 200 bps ramp	$(13.6)	(1.88)%	$(14.2)	(1.88)%	$(12.1)	(1.69)%	$(13.9)	(1.91)%

The Corporation continues to manage its balance sheet structure to control and limit the overall interest rate risk. As of March 31, 2021, the simulations showed that the Corporation continues to maintain an asset-sensitive position. The Corporation has continued repositioning the balance sheet and improving the funding mix, mainly by increasing the average balance of interest-bearing deposits with low rate elasticity and non-interest bearing deposits, and reductions in brokered CDs. The above-mentioned growth in deposits, along with proceeds from loan repayments, have contributed to fund increases in U.S. agencies MBS and debt securities, while maintaining higher liquidity levels. The Corporation relied on its existing funding to fund SBA PPP loans, including deposits already at the Bank, and is not currently participating in the PPP Liquidity Facility or the Money Market Mutual Fund Liquidity Facility established by the FED.

The decreased net interest income sensitivity for the +200bps ramp was driven by the deployment of cash balances with short-term repricing into long-term investment securities, as well as lower estimated prepayment cash flows in the investment portfolio due to higher rates in the mid and long term tenors, the decrease in the loan portfolio, and lower balances in CDs with maturities within a year. The slight increase in net interest income sensitivity for the -200bps ramp was driven by a lower rate environment near floor levels in which a full down parallel movement of -200bps will not be possible, which has a major impact in cash balances and short-term reprising categories, including variable rate commercial loan portfolios, investment portfolio and CDs.

Taking into consideration the above-mentioned facts for modeling purposes, as of March 31, 2021, the net interest income for the next 12 months under a growing balance sheet scenario was estimated to increase by $30.7 million in the rising rate scenario, compared to an estimated increase of $36.0 million as of December 31, 2020. Under the falling rate, growing balance sheet scenario, the net interest income was estimated to decrease by $14.2 million, compared to an estimated decrease of $13.9 million as of December 31, 2020, reflecting the effect of current low levels of market interest rates on the base scenario and the model assumptions for the falling rate scenarios described above (i.e., no negative interest rates modeled).

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

Interest Rate Swaps – The Corporation acquired interest rate swaps as a result of the BSPR acquisition completed on September 1, 2020. An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreements acquired in the BSPR acquisition consist of a “back-to-back” structure in which a borrower-facing derivative transaction is paired with an identical, offsetting transaction with an approved dealer-counterparty. By using a back-to-back trading structure, both the commercial borrower and the Corporation are largely insulated from market risk and volatility. The agreements set the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. The fair values of interest rate swaps are recorded as components of other assets in the Corporation’s consolidated statements of financial condition. Changes in the fair values of interest rate swaps, which occur due to changes in interest rates, are recorded in the consolidated statements of income as a component of interest income on loans.

For detailed information regarding the volume of derivative activities (e.g., notional amounts), location and fair values of derivative instruments in the consolidated statements of financial condition and the amount of gains and losses reported in the consolidated statements of income, see Note 12 – Derivative Instruments and Hedging Activities, in the Corporation’s unaudited consolidated financial statements for the quarter ended March 31, 2021.

The following tables summarize the fair value changes in the Corporation’s derivatives, as well as the sources of the fair values, as of or for the indicated dates or periods:
	Asset Derivatives	Liability Derivatives
	Quarter Ended	Quarter Ended
(In thousands)	March 31, 2021	March 31, 2021

Fair value of contracts outstanding at the beginning of the period	$2,482	$(1,920)
Changes in fair value during the period	(213)	564
Fair value of contracts outstanding as of March 31, 2021	$2,269	$(1,356)

Sources of Fair Value
	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of March 31, 2021
Pricing from observable market inputs - Asset Derivatives	$947	$8	$-	$1,314	$2,269
Pricing from observable market inputs - Liability Derivatives	(44)	(6)	-	(1,306)	(1,356)
	$903	$2	$-	$8	$913

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

As of March 31, 2021 and December 31, 2020, the Corporation considered all of its derivative instruments as undesignated economic hedges.

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

As of March 31, 2021, the ACL for loans and finance leases was $358.9 million, down $27.0 million from December 31, 2020. The decrease in the ACL for loans and finance leases primarily reflects an improvement in the outlook of macroeconomic variables to which the reserve is correlated. Refer to Note 1, - Nature of Business and Summary of Significant Accounting Policies, in the 2020 Annual Report on Form 10-K for description of the methodologies used by the Corporation to determine the ACL.

The ratio of the ACL for loans and finance leases to total loans held for investment decreased to 3.08% as of March 31, 2021, compared to 3.28% as of December 31, 2020. On a non-GAAP basis, excluding SBA PPP loans, the ratio of the ACL for loans and finance leases to adjusted total loans held for investment was 3.20% as of March 31, 2021, compared to 3.39% as of December 31, 2020. For the definition and reconciliation of this non-GAAP financial measure, refer to the discussion in “Basis of Presentation” below. An explanation for the change for each portfolio follows:

• The ACL to total loans ratio for the residential mortgage loan portfolio decreased from 3.42% as of December 31, 2020 to 3.36% as of March 31, 2021, primarily due to improvements in the outlook of macroeconomic variables, such as regional unemployment rates and the Home Price Index, particularly in the Florida region.

• The ACL to total loans ratio for the commercial mortgage loan portfolio decreased from 4.90% as of December 31, 2020 to 4.50% as of March 31, 2021, primarily reflecting an improvement in the outlook of macroeconomic variables to which the reserve is correlated, including improvements in unemployment rate forecasts.

• The ACL to total loans ratio for the commercial and industrial portfolio decreased from 1.18% as of December 31, 2020 to 1.01% as of March 31, 2021, reflecting the effect from the general improvements in the macroeconomic outlook, together with releases associated with updated borrowers’ financial information. On a non-GAAP basis, excluding SBA PPP loans, the ratio of the ACL for commercial and industrial loans to adjusted total commercial and industrial loans held for investment was 1.17% as of March 31, 2021, compared to 1.36% as of December 31, 2020.

• The ACL to total loans ratio for the construction loan portfolio increased from 2.53% as of December 31, 2020 to 2.57% as of March 31, 2021, primarily reflecting the effect of updated borrowers’ financial metrics, partially offset by the release of the reserve previously-established for the $6.0 million nonaccrual construction loan repaid in the first quarter of 2021.

• The ACL to total loans ratio for the consumer loan portfolio decreased from 4.33% as of December 31, 2020 to 4.07% as of March 31, 2021, primarily related to improvements in macroeconomic variables, as well as the shift in the composition of this portfolio that experienced increases in auto loans and finance leases and reductions in personal and small loan portfolios that carried a higher ACL coverage.

The ratio of the total ACL to nonaccrual loans held for investment was 178.49% as of March 31, 2021, compared to 188.16% as of December 31, 2020.

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

As shown in the following table, the ACL for loans and finance leases amounted to $358.9 million as of March 31, 2021, or 3.08% of total loans, compared with $385.9 million, or 3.28% of total loans, as of December 31, 2020. See “Results of Operation - Provision for Credit Losses” above for additional information.

	Quarter Ended March 31
(Dollars in thousands)	2021		2020

ACL for loans and finance leases, beginning of period	$385,887		$155,139

Impact of adopting CECL	-		81,165

Provision for credit losses - (benefit) expense:
Residential mortgage	(4,175)		16,218
Commercial mortgage	(8,820)		14,167
Commercial and Industrial	(5,312)		8,391
Construction	(456)		2,062
Consumer and finance leases	4,320		33,207
Total provision for credit losses for loans and finance leases - (benefit) expense	$(14,443)		$74,045
Charge-offs
Residential mortgage	$(2,825)		$(4,435)
Commercial mortgage	(794)		(128)
Commercial and Industrial	(809)		(125)
Construction	(45)		(3)
Consumer and finance leases	(11,761)		(15,504)
Total charge offs	$(16,234)		$(20,195)
Recoveries:
Residential mortgage	733		656
Commercial mortgage	54		44
Commercial and Industrial	264		115
Construction	36		27
Consumer and finance leases	2,639		1,778
Total recoveries	$3,726		$2,620
Net charge-offs	$(12,508)		$(17,575)
ACL for loans and finance leases, end of period	$358,936		$292,774

ACL for loans and finance leases to period-end total loans held for investment	3.08%		3.24%
Net charge-offs (annualized) to average loans outstanding during the period	0.43%		0.78%
Provision for credit losses - (benefit) expense for loans and finance leases to net charge-offs during the period	-1.15	x	4.21	x

The following table sets forth information concerning the allocation of the Corporation's ACL for loans and finance leases by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage loans	$114,044	29%	$120,311	30%
Commercial mortgage loans	99,782	19%	109,342	19%
Construction loans	4,915	2%	5,380	2%
Commercial and Industrial loans	32,087	27%	37,944	27%
Consumer loans and finance leases	108,108	23%	112,910	22%
	$358,936	100%	$385,887	100%

The following table sets forth information concerning the composition of the Corporation's loan portfolio and related ACL as of March 31, 2021 and December 31, 2020 by loan category:

As of March 31, 2021	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)						Total
Total loans held for investment:
Amortized cost of loans	$3,395,081	$2,216,887	$3,182,706	$190,996	$2,656,189	$11,641,859
Allowance for credit losses	114,044	99,782	32,087	4,915	108,108	358,936
Allowance for credit losses to amortized cost	3.36%	4.50%	1.01%	2.57%	4.07%	3.08%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
As of December 31, 2020			Commercial and Industrial Loans	Construction Loans

(Dollars in thousands)						Total
Total loans held for investment:
Amortized cost of loans	$3,521,954	$2,230,602	$3,202,590	$212,500	$2,609,643	$11,777,289
Allowance for credit losses	120,311	109,342	37,944	5,380	112,910	385,887
Allowance for credit losses to amortized cost	3.42%	4.90%	1.18%	2.53%	4.33%	3.28%

Allowance for Credit Losses for Unfunded Loan Commitments

The Corporation estimates expected credit losses over the contractual period during which the Corporation is exposed to credit risk as a result of a contractual obligation to extend credit, such as pursuant to unfunded loan commitments and standby letters of credit for commercial and construction loans, unless the obligation is unconditionally cancellable by the Corporation. The ACL for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. As of March 31, 2021, the ACL for off-balance sheet credit exposures was $4.4 million, down $0.7 million from $5.1 million as of December 31, 2020. The decrease was mainly in connection with a construction loan commitment due to improvements in the outlook of macroeconomic variables.

Allowance for Credit Losses for Held-to-Maturity Debt Securities

As of March 31, 2021, the held-to-maturity debt securities portfolio consisted of Puerto Rico municipal bonds. As of March 31, 2021, the ACL for held-to-maturity debt securities was $8.9 million, relatively flat compared to $8.8 million as of December 31, 2020.

Allowance for Credit Losses for Available-for-Sale Debt Securities

As of March 31, 2021, the ACL for available-for-sale debt securities was $1.2 million, relatively flat compared to $1.3 million as of December 31, 2020.

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

Purchased Credit Deteriorated Loans — For PCD loans, the nonaccrual status is determined in the same manner as for other loans, except for PCD loans that prior to the adoption of CECL were classified as purchased credit impaired (“PCI”) loans and accounted for under ASC Subtopic 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality” (ASC Subtopic 310-30). As allowed by CECL, the Corporation elected to maintain pools of loans accounted for under ASC Subtopic 310-30 as “units of accounts,” conceptually treating each pool as a single asset. Regarding interest income recognition, the prospective transition approach for PCD loans was applied at a pool level, which froze the effective interest rate of the pools as of January 1, 2020. According to regulatory guidance, the determination of nonaccrual or accrual status for PCD loans with respect to which the Corporation has made a policy election to maintain previously existing pools upon adoption of CECL should be made at the pool level, not the individual asset level. In addition, the guidance provides that the Corporation can continue accruing interest and not report the PCD loans as being in nonaccrual status if the following criteria are met: (i) the Corporation can reasonably estimate the timing and amounts of cash flows expected to be collected; and (ii) the Corporation did not acquire the asset primarily for the rewards of ownership of the underlying collateral, such as the use in operations or improving the collateral for resale. Thus, the Corporation continues to exclude these pools of PCD loans from nonaccrual loan statistics.

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

Loans Past-Due 90 Days and Still Accruing

These are accruing loans that are contractually delinquent 90 days or more. These past-due loans are either current as to interest but delinquent as to the payment of principal or are insured or guaranteed under applicable FHA, VA or other government-guaranteed programs for residential mortgage loans. Furthermore, as required by instructions in regulatory reports, loans past due 90 days and still accruing include loans previously pooled into GNMA securities for which the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria (e.g., borrowers fails to make any payment for three consecutive months). For accounting purposes, these GNMA loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. The Corporation considers performance prior to the restructuring, or significant events that coincide with the restructuring, in assessing whether the borrower can meet the new terms, which may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

The following table presents non-performing assets as of the indicated dates:

	March 31,	December 31,
	2021	2020
(Dollars in thousands)
Nonaccrual loans held for investment:
Residential mortgage	$132,339	$125,367
Commercial mortgage	28,548	29,611
Commercial and Industrial	19,128	20,881
Construction	6,378	12,971
Consumer and finance leases	14,708	16,259
Total nonaccrual loans held for investment	$201,101	$205,089
OREO	79,207	83,060
Other repossessed property	4,544	5,357
Total non-performing assets (1)(2)	$284,852	$293,506

Past due loans 90 days and still accruing (3)(4)	$160,884	$146,889
Non-performing assets to total assets	1.47%	1.56%
Nonaccrual loans held for investment to total loans held for investment	1.73%	1.74%
ACL for loans and finance leases	$358,936	$385,887
ACL for loans and finance leases to total nonaccrual loans held for investment	178.49%	188.16%
ACL for loans and finance leases to total nonaccrual loans held for investment,
excluding residential real estate loans	522.00%	484.04%

(1)Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of March 31, 2021 and December 31, 2020 amounted to $128.4 million and $130.9 million, respectively.

(2)Nonaccrual loans exclude $373.8 million and $393.3 million of TDR loans that were in compliance with the modified terms and in accrual status as of March 31, 2021 and December 31, 2020, respectively.

(3)It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as loans past-due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $58.3 million of residential mortgage loans insured by the FHA that were over 15 months delinquent as of March 31, 2021.

(4)These include rebooked loans, which were previously pooled into GNMA securities, amounting to $17.2 million and $10.7 million as of March 31, 2021 and December 31, 2020, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

The following table shows non-performing assets by geographic segment as of the indicated dates:
	March 31,	December 31,
(In thousands)	2021	2020
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage	$105,846	$101,763
Commercial mortgage	17,979	18,733
Commercial and Industrial	17,103	18,876
Construction	4,871	5,323
Consumer and finance leases	13,854	15,081
Total nonaccrual loans held for investment	159,653	159,776

OREO	75,005	78,618
Other repossessed property	4,339	5,120
Total non-performing assets (1)	$238,997	$243,514
Past due loans 90 days and still accruing (2)	$159,084	$144,619

Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage	$11,956	$9,182
Commercial mortgage	10,569	10,878
Commercial and Industrial	1,489	1,444
Construction	1,507	7,648
Consumer	284	354
Total nonaccrual loans held for investment	25,805	29,506

OREO	4,202	4,411
Other repossessed property	69	109
Total non-performing assets	$30,076	$34,026
Past due loans 90 days and still accruing	$1,550	$2,020

United States:
Nonaccrual loans held for investment:
Residential mortgage	$14,537	$14,422
Commercial and Industrial	536	561
Consumer	570	824
Total nonaccrual loans held for investment	15,643	15,807

OREO	-	31
Other repossessed property	136	128
Total non-performing assets	$15,779	$15,966
Past due loans 90 days and still accruing	$250	$250

(1)Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of March 31, 2021 and December 31, 2020 amounted to $128.4 million and $130.9 million, respectively.

(2)These include rebooked loans, which were previously pooled into GNMA securities, amounting to $17.2 million and $10.7 million as of March 31, 2021 and December 31, 2020, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

Total nonaccrual loans were $201.1 million as of March 31, 2021. This represents a decrease of $4.0 million from $205.1 million as of December 31, 2020. The decrease was primarily related to a $9.4 million reduction in nonaccrual commercial and construction nonaccrual loans, including through the repayment of a $6.0 million construction loan relationship in the Virgin Islands region, and a $1.6 million decrease in nonaccrual consumer loans. These variances were partially offset by an increase of $7.0 million in nonaccrual residential mortgage loans.

Nonaccrual commercial mortgage loans decreased by $1.0 million to $28.5 million as of March 31, 2021 from $29.6 million as of December 31, 2020. The decrease was primarily related to the payoff of a $1.4 million commercial mortgage loan in the Puerto Rico region, charge-offs and the transfer of loans to OREO, partially offset by inflows. Total inflows of nonaccrual commercial mortgage loans were $3.7 million for first quarter of 2021, compared to $0.4 million for the same quarter in 2020.

Nonaccrual commercial and industrial loans decreased by $1.8 million to $19.1 million as of March 31, 2021 from $20.9 million as of December 31, 2020. The decrease was primarily related to collections of approximately $1.3 million in the first quarter of 2021. Total inflows of nonaccrual commercial and industrial loans were $0.2 million for the first quarter of 2021, compared to $2.6 million for the same quarter in 2020.

Nonaccrual construction loans decreased by $6.6 million to $6.4 million as of March 31, 2021 from $13.0 million as of December 31, 2020. The decrease was primarily related to the aforementioned $6.0 million repayment of a construction loan relationship in the Virgin Islands region.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated periods:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended March 31, 2021
Beginning balance	$29,611	$20,881	$12,971	$63,463
Plus:
Additions to nonaccrual	3,657	239	1	3,897
Less:
Loans returned to accrual status	(1,444)	(51)	(173)	(1,668)
Nonaccrual loans transferred to OREO	(660)	(580)	(135)	(1,375)
Nonaccrual loans charge-offs	(793)	(94)	(45)	(932)
Loan collections	(1,744)	(1,346)	(6,241)	(9,331)
Reclassification	(79)	79	-	-
Ending balance	$28,548	$19,128	$6,378	$54,054

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended March 31, 2020
Beginning balance	$40,076	$18,773	$9,782	68,631
Plus:
Additions to nonaccrual	351	2,568	-	2,919
Less:
Loans returned to accrual status	(1,687)	(801)	-	(2,488)
Nonaccrual loans transferred to OREO	(126)	(263)	-	(389)
Nonaccrual loan charge-offs	(125)	(124)	(3)	(252)
Loan collections	(2,536)	(419)	(116)	(3,071)
Ending balance	$35,953	$19,734	$9,663	$65,350

Nonaccrual residential mortgage loans increased by $7.0 million to $132.3 million as of March 31, 2021, compared to $125.3 million as of December 31, 2020. The increase was mainly related to the migration of loans previously subject to the COVID-19 payment moratorium relief. The increase related to inflows was partially offset by collections, charge-offs, foreclosures, and loans restored to accrual status during the first quarter. The inflows of nonaccrual residential mortgage loans during the first quarter of 2021 were $17.3 million, an increase of $4.7 million, compared to inflows of $12.6 million for the same period in 2020.

The following table presents the activity of residential mortgage nonaccrual loans held for investment for the indicated periods:

	Quarters Ended
(In thousands)	March 31, 2021	March 31, 2020

Beginning balance	$125,367	$121,408
Plus:
Additions to nonaccrual	17,326	12,588
Less:
Loans returned to accrual status	(3,858)	(2,581)
Nonaccrual loans transferred to OREO	(2,184)	(3,550)
Nonaccrual loans charge-offs	(2,183)	(3,234)
Loan collections	(2,129)	(1,728)
Ending balance	$132,339	$122,903

The amount of nonaccrual consumer loans, including finance leases, decreased by $1.6 million to $14.7 million as March 31, 2021, compared to $16.2 million as of December 31, 2020. The decrease was primarily in personal loans and finance leases, driven by collections, charge-offs, and auto repossessions recorded in the first quarter, partially offset by inflows. The inflows of nonaccrual consumer loans during the first quarter of 2021 were $10.7 million, a decrease of $4.9 million, compared to inflows of $15.6 million for the same period in 2020.

As of March 31, 2021, approximately $25.5 million of the loans placed in nonaccrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $7.1 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the quarter ended March 31, 2021, interest income of approximately $0.7 million related to nonaccrual loans with a carrying value of $46.7 million as of March 31, 2021, mainly nonaccrual construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

Total loans in early delinquency (i.e., 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $143.6 million as of March 31, 2021, a decrease of $5.2 million, compared to $148.8 million as of December 31, 2020. The variances by major portfolio categories were as follow:

• Residential mortgage loans in early delinquency decreased by $19.2 million to $47.9 million as of March 31, 2021, and consumer loans in early delinquency decreased by $15.4 million to $40.3 million as of March 31, 2021. The decreases reflect the combination of loans brought current during the first quarter and loans that migrated to nonaccrual status as explained above.

• Commercial and construction loans in early delinquency increased in the first quarter by $29.4 million to $55.3 million as of March 31, 2021, primarily as a result of the migration of a $19.1 million commercial mortgage loan that reached delinquent status during the first quarter and the migration of a commercial mortgage loan that is delinquent for over 30 days with respect to a final balloon payment of $14.2 million but with respect to which the Corporation continues to receive from the borrower interest and principal payments.

In addition, the Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. See Note 7 - Loans Held for Investment, to the Corporation’s unaudited consolidated financial statements for the quarter ended March 31, 2021 for additional information and statistics about the Corporation’s TDR loans.

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

The following table provides a breakdown between the accrual and nonaccrual TDRs as of the indicated date:

(In thousands)	As of March 31, 2021
	Accrual	Nonaccrual (1)	Total TDRs

Conventional residential mortgage loans	$248,921	$57,612	$306,533
Construction loans	2,589	763	3,352
Commercial mortgage loans	44,633	16,812	61,445
Commercial and Industrial loans	64,126	5,790	69,916
Consumer loans:
Auto loans	5,853	5,020	10,873
Finance leases	1,092	16	1,108
Personal loans	804	-	804
Credit cards	2,488	-	2,488
Consumer loans - Other	3,300	385	3,685
Total Troubled Debt Restructurings	$373,806	$86,398	$460,204

(1)Included in nonaccrual loans are $7.1 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

Under the provisions of the CARES Act of 2020, as amended by the Consolidated Appropriations Act, 2021 enacted on December 27, 2020, financial institutions may permit loan modifications for borrowers affected by the COVID-19 pandemic through January 1, 2022 without categorizing the modifications as TDRs, as long as the loan meets certain conditions, including the requirement that the loan was not more than 30 days past due as of December 31, 2019. As of March 31, 2021, commercial loans totaling $324.1 million, or 2.78% of the balance of the total loan portfolio held for investment, were permanently modified under the provisions of Section 4013 of the CARES Act of 2020, as amended by Division N, Title V, Section 541 of the Consolidated Appropriations Act. These permanent modifications on commercial loans were primarily related to borrowers in industries with longer expected recovery times, mostly hospitality, retail and entertainment industries. With respect to temporary deferred repayment arrangements established in 2020 to assist borrowers affected by the COVID-19 pandemic, as of March 31, 2021, all loans previously modified under such programs have completed their deferral period.

The OREO portfolio, which is part of non-performing assets, decreased by $3.9 million to $79.2 million as of March 31, 2021 from $83.1 million as of December 31, 2020. The following tables show the composition of the OREO portfolio as of March 31, 2021 and December 31, 2020, as well as the activity of the OREO portfolio by geographic area during the quarter ended March 31, 2021:

OREO Composition by Region

(In thousands)	As of March 31, 2021
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$30,875	$767	$-	$31,642
Commercial	38,158	3,180	-	41,338
Construction	5,972	255	-	6,227
	$75,005	$4,202	$-	$79,207

(In thousands)	As of December 31, 2020
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$31,517	$870	$31	$32,418
Commercial	41,176	3,180	-	44,356
Construction	5,925	361	-	6,286
	$78,618	$4,411	$31	$83,060

OREO Activity by Region

(In thousands)	For the quarter ended March 31, 2021
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$78,618	$4,411	$31	$83,060
Additions	4,521	-	-	4,521
Sales	(5,440)	(200)	(31)	(5,671)
Write-down adjustments	(2,694)	(9)	-	(2,703)
Ending Balance	$75,005	$4,202	$-	$79,207

Net Charge-offs and Total Credit Losses

Net charge-offs totaled $12.5 million for the first quarter of 2021, or 0.43% of average loans on an annualized basis, compared to $17.6 million, or an annualized 0.78% of average loans for the same period in 2020.

Commercial mortgage loans net charge-offs in the first quarter of 2021 were $0.7 million, or an annualized 0.13% of average commercial mortgage loans, compared to $0.1 million, or an annualized 0.02% of related average loans, for the first quarter of 2020. Commercial mortgage loans net charge-offs for the first quarter of 2021 included a charge-off of $0.5 million taken on a commercial mortgage relationship in the Puerto Rico region.

Construction loans net charge-offs in the first quarter of 2021 were $9 thousand, or an annualized 0.02% of related average loans, compared to net recoveries of $24 thousand, or an annualized 0.08% of related average loans, for the first quarter of 2020.

Commercial and industrial loans net charge-offs in the first quarter of 2021 were $0.5 million, or an annualized 0.07% of average commercial and industrial loans, compared to $10 thousand, or an annualized of 0.00% of related average loans, for the first quarter of 2020. The Corporation recorded charge-offs of $0.7 million related to the $28.2 million in criticized commercial loan participations transferred to held for sale in the first quarter of 2021.

Residential mortgage loans net charge-offs in the first quarter of 2021 were $2.1 million, or an annualized 0.24% of related average loans, compared to $3.8 million, or an annualized 0.52% of related average loans, for the first quarter of 2020. Approximately $2.2 million of charge-offs taken in the first quarter of 2021 resulted from valuations of collateral dependent residential mortgage loans given high delinquency levels, compared to $3.0 million for the first quarter of 2020. Net charge-offs on residential mortgage loans for the first quarter of 2021 also included $0.3 million related to foreclosures, compared to $1.1 million in the first quarter of 2020.

Net charge-offs of consumer loans and finance leases in the first quarter of 2021 were $9.1 million, or an annualized 1.39% of related average loans, compared to $13.7 million, or an annualized 2.38% of related average loans, in the first quarter of 2020. The decrease was primarily reflected in the auto, credit cards, and small personal loan portfolios.

The following table shows the ratios of annualized net charge-offs (recoveries) to average loans held-in-portfolio for the indicated periods:

	Quarter Ended
	March 31, 2021	March 31, 2020

Residential mortgage	0.24%	0.52%
Commercial mortgage	0.13%	0.02%
Commercial and industrial	0.07%	-%
Construction	0.02%	(0.08)%
Consumer loans and finance leases	1.39%	2.38%
Total loans	0.43%	0.78%

The following table presents the ratio of annualized net charge-offs (or recoveries) to average loans held in various portfolios by geographic segment for the indicated periods:

	Quarter Ended
	March 31,	March 31,
	2021	2020
PUERTO RICO:
Residential mortgage	0.30%	0.68%
Commercial mortgage	0.18%	0.05%
Commercial & Industrial	(0.03)%	0.01%
Construction	0.12%	(0.13)%
Consumer and finance leases	1.34%	2.38%
Total loans	0.48%	1.02%
VIRGIN ISLANDS:
Residential mortgage	0.10%	0.36%
Commercial mortgage	(0.24)%	(0.14)%
Commercial and Industrial	-%	-%
Construction	-%	-%
Consumer and finance leases	1.30%	0.86%
Total loans	0.16%	0.25%
FLORIDA:
Residential mortgage	-%	0.02%
Commercial mortgage	(0.01)%	(0.02)%
Commercial and Industrial	0.29%	(0.01)%
Construction	(0.04)%	(0.07)%
Consumer and finance leases	6.55%	4.55%
Total loans	0.22%	0.09%

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

Total net charge-offs plus losses on OREO operations for the first quarter of 2021 amounted to $14.4 million, or a loss rate of 0.49% on an annualized basis of average loans and repossessed assets, compared to losses of $18.8 million, or a loss rate of 0.82% on an annualized basis, for the same period in 2020.

The following table presents information about the OREO inventory and credit losses for the periods indicated:

	Quarter Ended
	March 31,
	2021	2020
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential	$31,642	$46,427
Commercial	41,338	45,878
Construction	6,227	7,369
Total	$79,207	$99,674

OREO activity (number of properties):
Beginning property inventory	513	697
Properties acquired	38	52
Properties disposed	(62)	(55)
Ending property inventory	489	694

Average holding period (in days)
Residential	652	408
Commercial	2,266	1,870
Construction	2,009	1,793
Total average holding period (in days)	1,601	1,183
OREO operations loss:
Market adjustments and gains (losses) on sale:
Residential	$360	$(14)
Commercial	(2,168)	(475)
Construction	224	(132)
Total losses on sale	(1,584)	(621)
Other OREO operations expenses	(314)	(567)
Net Loss on OREO operations	$(1,898)	$(1,188)

(CHARGE-OFFS) RECOVERIES
Residential charge offs, net	(2,092)	(3,779)
Commercial charge offs, net	(1,285)	(94)
Construction (charge-offs) recoveries, net	(9)	24
Consumer and finance leases charge-offs, net	(9,122)	(13,726)
Total charge-offs, net	(12,508)	(17,575)
TOTAL CREDIT LOSSES (1)	$(14,406)	$(18,763)

LOSS RATIO PER CATEGORY (2):
Residential	0.20%	0.52%
Commercial	0.25%	0.06%
Construction	-0.39%	0.33%
Consumer	1.38%	2.38%
TOTAL CREDIT LOSS RATIO (3)	0.49%	0.82%
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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. Of the total gross loan portfolio held for investment of $11.6 billion as of March 31, 2021, the Corporation had credit risk of approximately 79% in the Puerto Rico region, 17% in the United States region, and 4% in the Virgin Islands region.

Update to the Puerto Rico Fiscal Situation

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006.

Fiscal Plan

On April 23, 2021, the PROMESA oversight board certified the 2021 Fiscal Plan for the Commonwealth of Puerto Rico (the “2021 Fiscal Plan”). Similar to previous fiscal plans, the 2021 Fiscal Plan incorporates updated information related to the macroeconomic environment, as well as government revenues, expenditures and reform efforts. The 2021 Fiscal Plan takes into consideration the prolonged heightened unemployment rates in Puerto Rico while accounting for the impact of federal and local stimulus funding to counter the economic shocks from the COVID-19 pandemic. Moreover, the 2021 Fiscal Plan outlines recent implementation progress on operational and structural reforms and restores fiscal measures for fiscal year 2022 that had been paused in fiscal year 2021. Lastly, the 2021 Fiscal Plan includes targeted investments in civil service reform to address challenges of management of the government’s human resources and other stated government needs.

The 2021 Fiscal Plan estimates that Puerto Rico’s real gross national product (“GNP”) will grow by 3.8% and 1.5% in fiscal years 2021 and 2022, respectively, supported by the federal and local relief funds related to the COVID-19 pandemic, Hurricanes Irma and Maria, and earthquakes. These forecasts are better than those presented in the previously certified fiscal plan which estimated a 0.5% expansion in fiscal year 2021, followed by a 1.5% contraction in fiscal year 2022. According to the 2021 Fiscal Plan, while economic activity has been significantly reduced, extraordinary unemployment insurance and other direct transfer programs have more than offset the estimated income loss due to less economic activity. As a result, personal income has temporarily increased on a net basis. Nonetheless, the PROMESA oversight board recognizes that there is considerable uncertainty around the near-term economic outcomes for Puerto Rico and the U.S. mainland.

Impact of the Pandemic-Related Federal and Local Support Packages

When estimating the impact of COVID-19 on Puerto Rico’s economy, the 2021 Fiscal Plan factors in certain economic effects. Specifically, the approach incorporates two primary factors: (i) lost income from an enduring spike in unemployment, and (ii) the relative amount of income that will be replaced by extraordinary U.S. federal government support. The forecast includes a gradual reduction of unemployment figures through fiscal year 2021; however, unemployment levels at the end of fiscal year 2021 are estimated to be around 2.5 percentage points higher than at the onset of the crisis.

In response to the pandemic crisis, both the U.S. federal government and Puerto Rico government have launched major relief packages intended to contain and mitigate the spread of the virus, support residents and frontline workers, and facilitate the economic recovery. The 2021 Fiscal Plan takes into consideration the amounts and timing of these stimulus programs. The local stimulus consisted of a $787.7 million emergency measures support package (the “Puerto Rico COVID-19 Stimulus Package”), which offered direct assistance to workers and businesses. The package was funded through $500 million of incremental new spending (made available via special appropriation), $131 million for education-related materials through existing federally funded government contracts, and $157 million through a reapportionment within the fiscal year 2020 Commonwealth General Fund budget. According to the 2021 Fiscal Plan, as of April 2021, $643.6 million (or 81.7% of the total package) had been disbursed.

On the federal side, there have been various rounds of stimulus packages that have included direct assistance to businesses, individuals, and families, as well as funding provided to local governments to assist with the pandemic response. Specifically, the 2021 Fiscal Plan incorporates the funding stemming from (i) the Families First Coronavirus Response Act (March 18, 2020), (ii) the CARES Act of 2020 (March 27, 2020), (iii) the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (“CRRSA”) (December 27, 2020), and (iv) the American Rescue Plan (“ARP”) Act of 2021 (March 21, 2021). Notably, the ARP Act created new and permanent economic support programs for Puerto Rico: an expanded Earning Income Tax Credit (“EITC”) program, with up to $600 million in federal support, and the permanent expansion of eligibility criteria for the Child Tax Credit (“CTC”). Overall, the total funding for Puerto Rico resulting from these packages is estimated at $43.5 billion as follows: (i) $408 million from the Families First Coronavirus Response Act, (ii) $18.0 billion from the CARES Act of 2020, (iii) $7.4 billion from the CRRSA Act, and (iv) $17.7 billion from the ARP Act of 2021.

The 2021 Fiscal Plan considers the combined effect of federal and local economic support in three ways. First, certain types of funding intended to prevent revenue and job loss are assumed to mitigate what otherwise would have been an even higher unemployment and revenue loss had those funds not been provided (i.e., the SBA Paycheck Protection Program). The second type of funds are those administered through economic support programs designed to provide income support directly from the U.S. federal or local government (i.e., unemployment benefits, economic impact payments, among others). The 2021 Fiscal Plan estimates that around 60% of income support funding will be spent over the fiscal years 2020-2023 period. The remaining 40% of funds is projected to be saved and/or used to pay down debt, and then is spent over a 30-year period according to the long-term consumption smoothing concept. Lastly, for government expenditures and programs funded by federal and local economic support programs, the 2021 Fiscal Plan uses the same approach as it does in estimating the pass-through of these expenditures to Puerto Rico as has been used for other types of economic stimulus funding, such as disaster-recovery spending. Moreover, the 2021 Fiscal Plan takes into consideration the estimated impact on growth related to permanent changes in EITC and CTC programs, including the additional fiscal cost of increased local funding required to fund the minimum local spending requirements to attain the maximum federal funds available under the ARP Act.

Impact of Disaster Relief Funding

The 2021 Fiscal Plan projects that approximately $84 billion of disaster relief funding in total, from federal and private sources, will be disbursed in reconstruction efforts over a period of 18 years (fiscal year 2018 to fiscal year 2035). Specifically, an estimated $47 billion is expected to come from the Federal Emergency Management Agency (“FEMA”) Disaster Relief Fund for Public Assistance, Hazard Mitigation, Mission Assignments, and Individual Assistance. Such amounts include $948 million in funding related to the 2019 and 2020 earthquakes. The 2021 Fiscal Plan includes approximately $20 billion from the federal Department of Housing and Urban Development (“HUD”) Community Development Block Grant – Disaster Recovery (“CDBG-DR”) program, of which $2.7 billion is estimated to be allocated to offset the Commonwealth and its associated entities’ expected FEMA-related cost-share requirements. Lastly, an estimated $7 billion stems from private and business insurance payouts, while $8 billion is related to other sources of federal funding. The certified fiscal plan assumes a $750 million working capital fund to address the liquidity constraints associated with the reimbursement nature of disaster relief programs and a parametric insurance coverage required by the U.S. government in case of natural disasters. According to the 2021 Fiscal Plan, this will help to accelerate FEMA-approved reconstruction projects, particularly permanent projects.

Similar to previous versions, the 2021 Fiscal Plan outlines a series of structural reforms. These structural reforms include (i) human capital and welfare reform, (ii) K-12 education reform, (iii) ease of doing business reform, (iv) power sector reform; and (v) infrastructure reform. Furthermore, the 2021 Fiscal Plan allocates strategic investments to enhance economic growth, facilitate government response to emergencies, and optimize frontline service delivery. Moreover, the 2021 Fiscal Plan includes investments geared towards strengthening the ability of Puerto Rico to benefit from the growing importance of technology. Specifically, the 2021 Fiscal Plan allocates $400 million to incentivize private sector investments in broadband build-out and to improve access to faster speed offerings in underserved areas. In addition, the 2021 Fiscal Plan addresses the need for a comprehensive civil service reform and outlines a comprehensive plan to improve the civil service, starting with a pilot for financial management personnel that includes almost $800 million in investment (between fiscal year 2022 and fiscal year 2051) in order to enhance strategic human capital planning, recruitment, performance management and evaluations, and succession planning, as well as hiring of additional staff and salary increases for key personnel, as deemed necessary.

Lastly, the 2021 Fiscal Plan focuses on improving the responsiveness, efficiency, and affordability of the government by establishing a set of fiscal measures aimed to create robust fiscal controls and accountability through (i) the establishment of the Office of the Chief Financial Office of the government of Puerto Rico, (ii) consolidation and streamlining of agency operations, (iii) reduction of Medicaid and pensions cost, (iv) increasing revenue collections through improved compliance, and (v) enhancing the fiscal self-sufficiency of the University of Puerto Rico and municipalities. According to the 2021 Fiscal Plan, the impact of these fiscal measures is estimated to increase the Puerto Rico government revenues by $2.7 billion and reduce expenditures by $7.5 billion over the fiscal year 2021-fiscal year 2026 period.

Other Developments

On February 2, 2021, HUD and Puerto Rico’s Housing Department announced two partial approvals of the Housing Department’s Action Plan, resulting in the approval of $6 billion in Community Development Block Grant Mitigation funding for Puerto Rico.

Significant progress has been made in adjusting Puerto Rico’s debt. According to the 2021 Fiscal Plan, the restructuring of more than a third of the outstanding debt has already been completed, totaling $27 billion, including the Government Development Bank (“GDB”), the Puerto Rico Sales Tax Financing Corporation (“COFINA”), and the Puerto Rico Aqueduct and Sewer Authority (“PRASA”). On March 8, 2021, the PROMESA oversight board filed an amended Plan of Adjustment (the “2021 POA”) to restructure approximately $35 billion of debt and other claims against the Commonwealth of Puerto Rico, the Public Buildings Authority (“PBA”), and the Employee Retirement System (“ERS”); and more than $50 billion of pension liability. The 2021 POA reduces the Commonwealth’s debt from $35 billion in outstanding claims by approximately 80% to $7.4 billion in future debt and is expected to save the Puerto Rico government almost $60 billion in debt service payments when including COFINA debt service. The terms of the 2021 POA reflect the cumulative effects of the COVID-19 pandemic, the ongoing recession, and a series of natural disasters over the last several years on Puerto Rico and its economy.

On April 12, 2021, the PROMESA oversight board announced that it had reached an agreement in principle with Assured Guaranty Corp., Assured Guaranty Municipal Corp. and National Public Finance Guarantee Corporation to settle claims against the Commonwealth of Puerto Rico over monies historically appropriated conditionally to certain Commonwealth instrumentalities (clawback claims), including the Highway and Transportation Authority (“HTA”) and the Puerto Rico Convention Center District Authority (“CCDA”), and to restructure the debt of HTA and CCDA. According to the Oversight Board, the agreement also provides a template for treatment of other similarly situated creditors at the Puerto Rico Infrastructure Financing Authority (“PRIFA”) and the Metropolitan Bus Authority (“MBA”). The agreement in principle will be incorporated into the 2021 POA.

On April 19, 2021, HUD announced the approval of $8.2 billion in Community Development Block Grant Mitigation (“CDBG-MIT”) funds for Puerto Rico, along with the removal of onerous restrictions unique to Puerto Rico that limited the access to CDBG-DR recovery funds that were allocated following Hurricane Maria in September 2017. According to the press release, among the restrictions removed by HUD are the incremental grant obligations (or tranche structure) and review by the Federal Financial Monitor. HUD also removed the requirement for Puerto Rico to request and submit any certification, observations, and recommendations by the PROMESA oversight board, beyond what is already required by law.

On April 23, 2021, the PROMESA oversight board certified the 2021 fiscal plan (the “2021 CRIM Fiscal Plan”) for the Municipal Revenue Collection Center (“CRIM”). Similar to the Commonwealth’s fiscal plan, the 2021 CRIM Fiscal Plan provides a road map to a fairer, more efficient property tax system that will provide municipalities with more stable income. Specifically, the 2021 CRIM Fiscal Plan outlines 11 measures for CRIM to collect additional tax revenue by adding properties that were previously untaxed, to update appraisals to reflect improvements to properties, and to make it easier for property owners to pay taxes—all without increasing tax rates. Property taxes constitute the most significant revenue stream for municipalities, and these measures to enhance tax collections under the existing tax rates represents a significant opportunity for municipalities to improve their finances.

On April 26, 2021, the U.S. Census Bureau announced the results for the 2020 Census. According to the Census Bureau, the resident population of Puerto Rico on April 1, 2020, was 3,285,874, down by 439,915 (or 11.8%) from the 2010 Census, placing Puerto Rico at the top of the list in terms of population loss across all 50 states. Nonetheless, such result exceeds the Census Bureau’s estimated population as of July 2019 as well as other estimates made prior to the announcement.

Exposure to Puerto Rico Government

As of March 31, 2021, the Corporation had $391.1 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $394.8 million as of December 31, 2020. As of March 31, 2021, approximately $201.4 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, and $132.9 million consisted of municipal revenue and special obligation bonds. Approximately 70% of the Corporation’s exposure to Puerto Rico municipalities consisted primarily of senior priority obligations concentrated in four of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. During the second quarter of 2019, the PROMESA oversight board announced the designation of the Commonwealth’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, but the plan did call for the gradual elimination of budgetary subsidies provided to municipalities and established certain funds available to municipalities to incentivize service consolidation. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from the COVID-19 pandemic, as well as expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal situation and measures included in fiscal plans of other government entities. In addition to municipalities, the total direct exposure also included $13.5 million in loans to an affiliate of PREPA, $39.4 million in loans to an agency of the Puerto Rico central government, and obligations of the Puerto Rico government, specifically a residential pass-through MBS issued by the PRHFA, at an amortized cost of $3.9 million as part of its available-for-sale investment securities portfolio (fair value of $2.8 million as of March 31, 2021).

The following table details the Corporation’s total direct exposure to Puerto Rico government obligations according to their maturities:

	As of March 31, 2021
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)
Puerto Rico Housing Finance Authority:
After 10 years	$3,926	$-	$3,926
Total Puerto Rico Housing Finance Authority	3,926	-	3,926

Puerto Rico Government agencies and public corporations:
Puerto Rico government agencies:
After 1 to 5 years	-	7,534	7,534
After 5 to 10 years	-	31,904	31,904
Total Puerto Rico government agencies	-	39,438	39,438

Affiliate of the Puerto Rico Electric Power Authority:
After 1 to 5 years	-	13,451	13,451
Total Public Corporations	-	13,451	13,451
Total Puerto Rico government agencies
and public corporations	-	52,889	52,889

Municipalities:
Due within one year	2,968	41,855	44,823
After 1 to 5 years	14,843	92,540	107,383
After 5 to 10 years	88,564	10,230	98,794
After 10 years	83,305	-	83,305
Total Municipalities	189,680	144,625	334,305
Total Direct Government Exposure	$193,606	$197,514	$391,120

In addition, as of March 31, 2021, the Corporation had $103.8 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, compared to $106.5 million as of December 31, 2020. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2017, the PRHFA’s mortgage loans insurance program covered loans in an aggregate amount of approximately $571 million. The regulations adopted by the PRHFA, requires the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance program. As of June 30, 2017, the most recent date as of which information is available, the PRHFA had an unrestricted deficit of approximately $6.9 million with respect to required reserves for the mortgage loan insurance program.

As of March 31, 2021, the Corporation had $2.0 billion of public sector deposits in Puerto Rico, compared to $1.8 billion as of December 31, 2020. Approximately 19% of the public sector deposits as of March 31, 2021 was from municipalities and municipal agencies in Puerto Rico and 81% was from public corporations, the central government and agencies, and U.S. federal government agencies in Puerto Rico.

Exposure to USVI Government

The Corporation has operations in the USVI and has credit exposure to USVI government entities.

For many years, the USVI has been experiencing a number of fiscal and economic challenges that have deteriorated the overall financial and economic conditions in the area. According to the United States Bureau of Economic Analysis (“BEA”), GDP estimates show that the economy grew by 1.5% in 2018 after contracting at a compounded annual rate of 1.2% between 2012 and 2017. Growth in 2018 was primarily driven by consumer spending, private fixed investment, and government spending, reflecting the influx of federal disaster recovery funding in the aftermath of the two major hurricanes in 2017. Although the USVI government expects this expansionary trend to be reflected in the 2019 GDP estimates, the economic threat resulting from the COVID-19 pandemic is anticipated to diminish growth throughout 2020 and 2021.

Similar to Puerto Rico, the USVI has benefited from the various rounds of economic stimulus programs deployed by the Federal Government. Overall total pandemic-related relief funding allocated to the USVI exceeds $750 million. According to information published by the government of the U.S. Virgin Islands (“GVI”), between April 7, 2020 and April 11, 2021, the government had issued 106,846 unemployment-related insurance checks totaling $130.1 million, consisting of (i) 56,578 checks amounting to $48.1 million in regular unemployment insurance benefits and (ii) 50,268 checks totaling $82.0 million in pandemic-related unemployment benefits. Furthermore, as of April 25, 2021, over 3,000 applications from USVI businesses had been approved for the SBA PPP amounting to more than $194.9 million, according to data published by the SBA.

On March 29, 2021, Moody’s Investor Services (“Moody’s”) announced the completion of its periodic review of the ratings of the U.S. Virgin Islands and other ratings that are associated with the same analytical unit. According to Moody’s, “the USVI’s Caa3 rating reflects a small and highly concentrated economy, government finances that have been severely strained, a very poorly funded pension system that is rapidly depleting its asset base, financial reporting and other governance challenges, and the government’s loss of access to the capital markets since 2017. Despite some recent improvement in the government’s liquidity and near-term financial position, the rating incorporates the risk that the reemergence of a significant structural deficit, combined with the expected insolvency of the Government Employees’ Retirement System (“GERS”), will lead the government to restructure its debt.”

On April 9, 2021, the United States Court of Appeals for the Third Circuit (the “Third Circuit”) determined that the GVI is not liable for approximately $43 million in interest and fees for past due contributions to the GERS. On April 19, 2021, Moody’s issued an opinion regarding the decision. According to Moody’s, “the ruling is credit positive for the USVI, because it will provide a more than $40 million reprieve from court-ordered pension contributions and thus help the financially stressed territory’s near-term ability to continue providing government services. However, it does little to alter the looming insolvency of the GERS within the next several years. The USVI almost certainly cannot afford to pay pensions directly to retirees if GERS depletes its assets, and likely cannot politically cut benefits while paying debt service in full to bondholders, meaning a GERS insolvency is highly likely to drive a debt default and restructuring.” Unless there is an infusion of cash or reduction of benefits, Moody’s projected that the GERS will run out of assets by fiscal year 2024, which starts on September 1, 2023.

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

As of March 31, 2021, the Corporation had $62.2 million in loans to USVI government instrumentalities and public corporations, compared to $61.8 million as of December 31, 2020. Of the amount outstanding as of March 31, 2021, public corporations of the USVI owed approximately $39.0 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of March 31, 2021, all loans were currently performing and up to date on principal and interest payments.

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

Basis of Presentation

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under GAAP, which are referred to as non-GAAP financial measures:

1. Net interest income, interest rate spread, and net interest margin excluding the changes in the fair value of derivative instruments and on a tax-equivalent basis are reported in order to provide to investors additional information about the Corporation’s net interest income that management uses and believes should facilitate comparability and analysis of the periods presented. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and tax-exempt loans, on a common basis that facilitates comparison of results to the results of peers. See “Results of Operations - Net Interest Income” above for the table that reconciles the net interest income calculated and presented in accordance with GAAP with the non-GAAP financial measure “net interest income excluding fair value changes and on a tax-equivalent basis.” The table also reconciles net interest spread and margin calculated and presented in accordance with GAAP with the non-GAAP financial measures “net interest spread and margin excluding fair value changes and on a tax-equivalent basis.”

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

3. ACL for loans and finance leases to adjusted total loans held for investment ratio is a non-GAAP financial measure that excludes SBA PPP loans amounting to $430.5 million and $406.0 million as of March 31, 2021 and December 31, 2020, respectively. The SBA PPP loans are fully-guaranteed by the SBA, and the principal amount of the loans may be forgiven in full or in part, thus presenting less credit risk than a non-SBA PPP loan. Management believes the use of this non-GAAP measure provides additional understanding when assessing the Corporation’s reserve coverage and facilitates comparison with other periods. See below for the reconciliation of the GAAP ratio of ACL for loans and finance leases to total loans held for investment to the Non-GAAP ratio of the ACL for loans and finance leases to adjusted total loans held for investment.

4. To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation uses, and believes that investors would benefit from disclosure of, non-GAAP financial measures that reflect adjustments to net income and non-interest expenses to exclude items that management identifies as Special Items because management believes they are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts. This Form 10-Q includes the following non-GAAP financial measures for the quarter ended March 31, 2021 and 2020 that reflect the described items that were excluded for one of those reasons.

Adjusted net income that reflects the effect of the following exclusions:

• Merger and restructuring costs of $11.3 million and $0.8 million recorded in the first quarters of 2021 and 2020, respectively, related to transaction costs and restructuring initiatives in connection with the acquisition of BSPR.

• COVID-19 pandemic-related expenses of $1.2 million and $0.4 million in the first quarters of 2021 and 2020, respectively.

• Gain of $8.2 million on the sales of U.S. agencies MBS in the first quarter of 2020.

• Total benefit of $1.2 million recorded in the first quarter of 2020 resulting from insurance recoveries associated with expenses related to Hurricanes Irma and Maria.

• The tax-related effects of all the pre-tax items mentioned in the above bullets as follows:

- Tax benefit of $4.2 million and $0.3 million in the first quarter of 2021 and 2020, respectively, related to merger and restructuring costs in connection with the acquisition of BSPR (calculated based on the statutory tax rate of 37.5%).

- Tax benefit of $0.5 million and $0.1 million in the first quarter of 2021 and 2020, respectively, in connection with the COVID-19 pandemic-related expenses (calculated based on the statutory tax rate of 37.5%).

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

Adjusted non-interest expenses – The following tables reconcile for the first quarter of 2021 and 2020 the non-interest expenses to adjusted non-interest expenses, which is a non-GAAP financial measure that excludes the relevant Special Items identified above:

(In thousands)
Quarter ended March 31, 2021	Non-Interest Expenses (GAAP)	Merger and Restructuring Costs	COVID 19 Pandemic-Related Expenses	Adjusted (Non-GAAP)

Non-interest expenses	$133,301	$11,267	$1,209	$120,825
Employees' compensation and benefits	50,842	-	27	50,815
Occupancy and equipment	24,242	-	1,039	23,203
Business promotion	2,970	-	18	2,952
Professional service fees	17,701	-	-	17,701
Taxes, other than income taxes	6,199	-	125	6,074
FDIC deposit insurance	1,988	-	-	1,988
Net loss on OREO and OREO expenses	1,898	-	-	1,898
Credit and debit card processing expenses	4,278	-	-	4,278
Communications	2,462	-	-	2,462
Merger and restructuring costs	11,267	11,267	-	-
Other non-interest expenses	9,454	-	-	9,454

(In thousands)
Quarter ended March 31, 2020	Non-Interest Expenses (GAAP)	Merger and Restructuring Costs	COVID 19 Pandemic-Related Expenses	Hurricane-Related Insurance Recoveries	Adjusted (Non-GAAP)

Non-interest expenses	$92,184	$845	$363	$(1,153)	$92,129
Employees' compensation and benefits	42,859	-	51	-	42,808
Occupancy and equipment	15,127	-	133	(789)	15,783
Business promotion	3,622	-	177	(184)	3,629
Professional service fees	11,793	-	-	(180)	11,973
Taxes, other than income taxes	3,880	-	2	-	3,878
FDIC deposit insurance	1,522	-	-	-	1,522
Net loss on OREO and OREO expenses	1,188	-	-	-	1,188
Credit and debit card processing expenses	3,950	-	-	-	3,950
Communications	1,877	-	-	-	1,877
Merger and restructuring costs	845	845	-	-	-
Other non-interest expenses	5,521	-	-	-	5,521

Allowance for credit losses on loans and finance leases to adjusted total loans held for investment ratio - The following table reconciles the “ACL for loans and finance leases to total loans held for investment ratio,” the GAAP financial ratio, to the non-GAAP financial measure “ACL for loans and finance leases to adjusted total loans held for investment ratio,” as of March 31, 2021 and December 31, 2020.

	Allowance for Credit Losses for Loans and Finance Leases
	to Loans Held for Investment
	(GAAP to Non-GAAP reconciliation)
	As of March 31, 2021
	Allowance for Credit Losses for	Loans Held for Investment
	Loans and Finance Leases
(In thousands)
Allowance for credit losses for loans and finance leases and loans held for investment (GAAP)	$358,936	$11,641,859
Less:
SBA PPP loans	-	430,493
Allowance for credit losses for loans and finance leases and adjusted loans held for investment,
excluding SBA PPP loans (Non-GAAP)	$358,936	$11,211,366

Allowance for credit losses for loans and finance leases to loans held for investment (GAAP)	3.08%
Allowance for credit losses for loans and finance leases to adjusted loans held for investment,
excluding SBA PPP loans (Non-GAAP)	3.20%

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

Management believes that the presentation of adjusted net income, adjusted non-interest expenses and adjustments to the various components of non-interest expenses, and the ratio of allowance for credit losses to adjusted total loans held for investment enhances the ability of analysts and investors to analyze trends in the Corporation’s business and understand the performance of the Corporation. In addition, the Corporation may utilize these non-GAAP financial measures as a guide in its budgeting and long-term planning process. Any analysis of these non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in Part I – Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on this evaluation, except as noted below in “Internal Control over Financial Reporting”, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the Chief Executive Office and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Other than as explained below, there have been no changes to the Corporation’s internal control over financial reporting during our most recent quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Effective September 1, 2020, the Corporation completed the acquisition of Banco Santander Puerto Rico (“BSPR”). As permitted by Securities and Exchange Commission guidance, we have elected to exclude the internal control over financial reporting of BSPR from the evaluation of the effectiveness of First BanCorp’s disclosure controls and procedures as of the end of the period covered by this report because of the timing of the completion of the acquisition. As a result of the BSPR acquisition, First BanCorp is evaluating changes to processes, information technology systems, and other components of internal control in financial reporting as part of its integration of BSPR into the Corporation’s internal control over financial reporting process.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

The Corporation’s business, operating results and/or the market price of our common and preferred stock may be significantly affected by a number of factors. For a detailed discussion of certain risk factors that could affect the Corporation’s future operations, financial condition or results for future periods are set forth in Part I, Item 1A., “Risk Factors,” in the 2020 Annual Report on Form 10-K. These risk factors, and others, could cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report. Also, refer to the discussion in “Forward Looking Statements” and Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report for additional information that may supplement or update the discussion of risk factors in the 2020 Annual Report on Form 10-K.

There have been no material changes from those risk factors previously disclose in Part, Item 1A., “Risk Factors,” in the 2020 Annual Report on Form 10-K. Additional risks and uncertainties that are not currently known to the Corporation or are currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable.

b) Not applicable

c) Purchase of equity securities by the issuer and affiliated purchases. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the first quarter of 2021.

Period	Total number of shares purchased (1)	Average price paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under These Plans or Programs

January 2021	-	$-	-	-
February 2021	229	10.38	-	-
March 2021	194,242	12.22	-	-
Total	194,471	$12.22	-	-

(1)

Reflects the withholding of shares of common stock to cover minimum tax withholding obligations upon the vesting of restricted stock and performance units. The Corporation intends to continue to satisfy statutory tax withholding obligations in connection with the vesting of outstanding restricted stock and performance units through the withholding of shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein:

Exhibit Index

10.1 – Offer Letter between First BanCorp. and Patricia M. Eaves, dated March 31, 2021, incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 1, 2021.

31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document, filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith
104	The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: May 10, 2021	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: May 10, 2021	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer