Form 10-Q
period 2021-06-30
FIRST BANCORP /PR/
filed 2021-08-09
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

(787) 729-8200
(Registrant’s telephone number, including area code)
Not applicable (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.10 par value per share)	FBP	New York Stock Exchange

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock: 208,500,937 shares outstanding as of August 4, 2021.

FIRST BANCORP. INDEX PAGE

PART I. FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2021 and December 31, 2020	6
Consolidated Statements of Income (Unaudited) – Quarters ended June 30, 2021 and 2020 and six-month periods ended June 30, 2021 and 2020	7
Consolidated Statements of Comprehensive Income (Unaudited) – Quarters ended June 30, 2021 and 2020 and six-month periods ended June 30, 2021 and 2020	8
Consolidated Statements of Cash Flows (Unaudited) – Six-month periods ended June 30, 2021 and 2020	9
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Quarters ended June 30, 2021 and 2020 and six-month periods ended June 30, 2021 and 2020	10
Notes to Consolidated Financial Statements (Unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	115
Item 3. Quantitative and Qualitative Disclosures About Market Risk	204
Item 4. Controls and Procedures	204

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	205
Item 1A. Risk Factors	205
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	206
Item 3. Defaults Upon Senior Securities	207
Item 4. Mine Safety Disclosures	207
Item 5. Other Information	207
Item 6. Exhibits	207

SIGNATURES

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created by such sections. When used in this Form 10-Q or future filings by First BanCorp. (the “Corporation,” “we,” “us,” or “our”) with the U.S. Securities and Exchange Commission (the “SEC”), in the Corporation’s press releases or in other public or stockholder communications made by the Corporation, or in oral statements made on behalf of the Corporation by, or with the approval of, an authorized executive officer, the words or phrases “would,” “intends,” “will,” “expect,” “should,” “anticipate,” “look forward,” “believes,” and other terms of similar meaning or import, or the negatives of these terms or variations of them, in connection with any discussion of future operating, financial or other performance are meant to identify “forward-looking statements.”

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

Factors that could cause results to differ from those expressed in the Corporation’s forward-looking statements include, but are not limited to, risks described or referenced in the “Risk Factor Summary” and in Part I, Item 1A., “Risk Factors,” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) and the following:

• uncertainties relating to the impact of the COVID-19 pandemic, including new variants of the virus, such as the Delta variant, and the efficacy and acceptance of various vaccines and treatments for the disease, on the Corporation’s business, operations, employees, credit quality, financial condition and net income, including because of uncertainties as to the extent and duration of the pandemic and the impact of the pandemic on consumer spending, borrowing and saving habits, the underemployment and unemployment rates, which can adversely affect repayment patterns, the Puerto Rico economy and the global economy, as well as the risk that the COVID-19 pandemic may exacerbate any other factor that could cause our actual results to differ materially from those expressed in or implied by any forward-looking statements;

• risks related to the effect on the Corporation and its customers of governmental, regulatory, or central bank responses to the COVID-19 pandemic and the Corporation’s participation in any such responses or programs, such as the Small Business Administration Paycheck Protection Program (“SBA PPP”) established by the Coronavirus Aid, Relief, and Economic Security Act of 2020, (the “CARES Act”) including any judgments, claims, damages, penalties, fines or reputational damage resulting from claims or challenges against the Corporation by governments, regulators, customers or otherwise, relating to the Corporation’s participation in any such responses or programs;

• risks, uncertainties and other factors related to the Corporation’s acquisition of Banco Santander Puerto Rico (“BSPR”), including the risk that costs, expenses, and the use of resources associated with the acquisition may be higher than expected, the risks that the Corporation’s integration of procedures, personnel and systems, such as the Corporation’s internal control over financial reporting, of BSPR into FirstBank Puerto Rico (“FirstBank” or the “Bank”) is not effective, thus risking the economic success resulting from the transaction and the risk that the Corporation may not realize, either fully or on a timely basis, the cost savings and any other synergies from the acquisition that the Corporation expected, because of deposit attrition, customer loss and/or revenue loss following the acquisition;

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

• uncertainty as to the availability of wholesale funding sources, such as securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (“FHLB”), and brokered certificates of deposit (“brokered CDs”);

• the effect of a resumption of deteriorating economic conditions in the real estate markets and the consumer and commercial sectors and their impact on the credit quality of the Corporation’s loans and other assets, which may contribute to, among other things, higher than targeted levels of non-performing assets, charge-offs and provisions for credit losses, and may subject the Corporation to further risk from loan defaults and foreclosures;

• the impact of changes in accounting standards or assumptions in applying those standards, including the continuing impact of the COVID-19 pandemic on forecasts of economic variables considered for the determination of the allowance for credit losses (“ACL”) required by the current expected credit losses (“CECL”) accounting standard;

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

• the effect of changes in the interest rate environment, including the replacement of the London Interbank Offered Rate (“LIBOR”) as an interest rate benchmark beginning at the end of 2021, which could adversely affect the Corporation’s results of operations, cash flows, and liquidity;

• an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

• the risk that additional portions of the unrealized losses in the Corporation’s investment portfolio are determined to be credit-related, resulting in additional charges to the provision for credit losses on the Corporation’s exposure to the Puerto Rico government’s debt securities held as part of the available-for-sale securities portfolio with a fair value of $2.9 million ($3.8 million – amortized cost) and an allowance for credit losses of $0.3 million;

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

• the Corporation’s ability to identify and prevent cyber-security incidents, such as data security breaches, ransomware, malware, “denial of service” attacks, “hacking” and identity theft, a failure of which resulted in a previously-disclosed cyber incident during 2020, and the occurrence of any of which may result in misuse or misappropriation of confidential or proprietary information and could result in the disruption or damage to our systems, increased costs and losses or an adverse effect to our reputation;

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

• the risk that the impact of the occurrence of any of these uncertainties on the Corporation’s capital would preclude further growth of FirstBank and preclude the Corporation’s Board of Directors from declaring dividends;

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

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2021	December 31, 2020
(In thousands, except for share information)
ASSETS
Cash and due from banks	$2,786,066	$1,433,261
Money market investments:
Time deposits with other financial institutions	300	300
Other short-term investments	2,403	60,272
Total money market investments	2,703	60,572

Investment securities available for sale, at fair value:
Securities pledged with creditors’ rights to repledge	336,733	341,789
Other investment securities available for sale	6,065,525	4,305,230
Total investment securities available for sale, at fair value (amortized cost 2021 -
$6,410,379; 2020 - $4,584,851;
allowance for credit losses of $1,166 as of June 30, 2021
and $1,310 as of December 31, 2020)	6,402,258	4,647,019
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $10,685 as of June 30, 2021 and $8,845 as of December 31, 2020
(fair value 2021 - $187,645; 2020 - $173,806)	179,327	180,643
Equity securities	37,722	37,588
Loans, net of allowance for credit losses of $324,958 (2020 - $385,887)	11,062,636	11,391,402
Loans held for sale, at lower of cost or market	32,699	50,289
Total loans, net	11,095,335	11,441,691

Premises and equipment, net	152,974	158,209
Other real estate owned (“OREO”)	66,586	83,060
Accrued interest receivable on loans and investments	63,301	69,505
Deferred tax asset, net	273,869	329,261
Goodwill	38,611	38,632
Intangible assets	35,512	40,893
Other assets	235,698	272,737
Total assets	$21,369,962	$18,793,071
LIABILITIES
Non-interest-bearing deposits	$6,258,463	$4,546,123
Interest-bearing deposits	11,811,528	10,771,260
Total deposits	18,069,991	15,317,383

Securities sold under agreements to repurchase	300,000	300,000
FHLB advances	320,000	440,000
Other borrowings	183,762	183,762
Accounts payable and other liabilities	291,254	276,747
Total liabilities	19,165,007	16,517,892

STOCKHOLDERSʼ EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: 22,004,000
shares issued, 1,444,146 shares outstanding, aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
223,632,377 shares issued (2020- 223,034,348 shares issued)	22,363	22,303
Less: Treasury stock (at par value)	(1,298)	(480)
Common stock outstanding, 210,649,414 shares outstanding
(2020 - 218,235,064 shares outstanding)	21,065	21,823
Additional paid-in capital	847,412	946,476
Retained earnings, includes legal surplus reserve of $109,338	1,315,352	1,215,321
Accumulated other comprehensive (loss) income, net of tax of $7,590 as of each
June 30, 2021 and December 31, 2020	(14,978)	55,455
Total stockholdersʼ equity	2,204,955	2,275,179
Total liabilities and stockholdersʼ equity	$21,369,962	$18,793,071

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In thousands, except per share information)
Interest and dividend income:
Loans	$182,834	$143,795	$362,807	$290,921
Investment securities	18,192	14,538	32,512	30,414
Money market investments and interest-bearing cash accounts	433	283	782	2,545
Total interest income and dividend income	201,459	158,616	396,101	323,880
Interest expense:
Deposits	10,782	16,997	23,124	36,651
Loans payable	-	18	-	21
Securities sold under agreements to repurchase	2,543	1,880	4,821	3,798
Advances from FHLB	2,066	2,870	4,529	5,878
Other borrowings	1,285	1,641	2,579	3,673
Total interest expense	16,676	23,406	35,053	50,021
Net interest income	184,783	135,210	361,048	273,859
Provision for credit losses - (benefit) expense:
Loans and finance leases	(26,302)	36,408	(40,745)	110,453
Unfunded loan commitments	(1,669)	1,343	(2,375)	3,162
Debt securities	1,816	1,263	1,713	2,765
Provision for credit losses - (benefit) expense	(26,155)	39,014	(41,407)	116,380
Net interest income after provision for credit losses	210,938	96,196	402,455	157,479
Non-interest income:
Service charges and fees on deposit accounts	8,788	4,475	17,092	10,432
Mortgage banking activities	6,404	3,686	13,677	7,474
Net (loss) gain on sales of investment securities	-	(155)	-	8,092
Insurance commission income	2,215	1,381	7,456	5,963
Other non-interest income	12,477	11,505	22,615	19,131
Total non-interest income	29,884	20,892	60,840	51,092
Non-interest expenses:
Employees’ compensation and benefits	49,714	39,532	100,556	82,391
Occupancy and equipment	24,116	16,376	48,358	31,503
Business promotion	3,225	2,314	6,195	5,936
Professional fees	16,764	11,968	34,465	23,761
Taxes, other than income taxes	5,576	3,577	11,775	7,457
Federal Deposit Insurance Corporation ("FDIC") deposit insurance	1,922	1,436	3,910	2,958
Net (gain) loss on OREO and OREO expenses	(139)	811	1,759	1,999
Credit and debit card processing expenses	6,795	3,938	11,073	7,888
Communications	2,407	1,852	4,869	3,729
Merger and restructuring costs	11,047	2,902	22,314	3,747
Other non-interest expenses	8,745	5,080	18,199	10,601
Total non-interest expenses	130,172	89,786	263,473	181,970
Income before income taxes	110,650	27,302	199,822	26,601
Income tax expense	40,092	6,046	68,114	3,079
Net income	$70,558	$21,256	$131,708	$23,522
Net income attributable to common stockholders	$69,889	$20,587	$130,370	$22,184

Net income per common share:
Basic	$0.33	$0.09	$0.61	$0.10
Diluted	$0.33	$0.09	$0.60	$0.10

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In thousands)
Net income	$70,558	$21,256	$131,708	$23,522
Other comprehensive income (loss), net of tax:
Debt securities:
Unrealized gain (loss) on debt securities for which credit losses have been recognized	384	(537)	831	(665)
Reclassification adjustment for credit losses - expense (benefit) on debt securities included in net income	-	1,263	(127)	1,631
Reclassification adjustment for net loss (gain) included in net income on sales of available-for-sale debt
securities with no credit losses previously recognized	-	155	-	(8,092)
All other unrealized holding gains (losses) on available-for-sale debt securities	28,112	3,273	(71,137)	53,632
Other comprehensive income (loss) for the period, net of tax	28,496	4,154	(70,433)	46,506
Total comprehensive income	$99,054	$25,410	$61,275	$70,028

	The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
	2021	2020
(In thousands)
Cash flows from operating activities:
Net income	$131,708	$23,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,206	8,928
Amortization of intangible assets	5,829	1,425
Provision for credit losses - (benefit) expense	(41,407)	116,380
Deferred income tax expense (benefit)	55,549	(10,000)
Stock-based compensation	2,754	2,442
Gain on sales of investment securities	-	(8,092)
Unrealized gain on derivative instruments	(2,340)	(2,127)
Net loss on disposals or sales of premises and equipment and other assets	87	16
Net gain on sales of loans	(8,405)	(3,274)
Net amortization/accretion of premiums, discounts, and deferred loan fees and costs	(11,234)	(508)
Originations and purchases of loans held for sale	(274,197)	(153,728)
Sales and repayments of loans held for sale	305,331	157,079
Amortization of broker placement fees	128	310
Net amortization/accretion of premiums and discounts on investment securities	16,679	4,327
Decrease (increase) in accrued interest receivable	6,197	(13,433)
Decrease in accrued interest payable	(1,166)	(604)
Decrease in other assets	23,356	6,812
Increase (decrease) in other liabilities	2,451	(7,076)
Net cash provided by operating activities	224,526	122,399
Cash flows from investing activities:
Net repayments (disbursements) on loans held for investment	344,493	(368,417)
Proceeds from sales of loans held for investment	23,575	3,610
Proceeds from sales of repossessed assets	25,053	15,310
Purchases of available-for-sale securities	(2,676,058)	(1,138,194)
Proceeds from sales of available-for-sale securities	-	277,449
Proceeds from principal repayments and maturities of available-for-sale securities	859,179	309,738
Proceeds from principal repayments and maturities of held-to-maturity securities	143	142
Additions to premises and equipment	(8,123)	(7,010)
Proceeds from sales of premises and equipment and other assets	249	-
Net (purchases) redemptions of other investment securities	(138)	2,032
Payments related to previous acquisition	(3,382)	-
Net cash used in investing activities	(1,435,009)	(905,340)
Cash flows from financing activities:
Net increase in deposits	2,758,873	1,343,579
Net decrease in short-term borrowings	-	(35,000)
Repayments of long-term borrowings	(120,000)	(45,000)
Proceeds from long-term reverse repurchase agreements	-	200,000
Repurchase of outstanding common stock	(101,804)	(198)
Dividends paid on common stock	(30,312)	(21,718)
Dividends paid on preferred stock	(1,338)	(1,338)
Net cash provided by financing activities	2,505,419	1,440,325
Net increase in cash and cash equivalents	1,294,936	657,384
Cash and cash equivalents at beginning of period	1,493,833	644,099
Cash and cash equivalents at end of period	$2,788,769	$1,301,483
Cash and cash equivalents include:
Cash and due from banks	$2,786,066	$1,203,791
Money market instruments	2,703	97,692
	$2,788,769	$1,301,483
The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
(In thousands)

Preferred Stock	$36,104	$36,104	$36,104	$36,104

Common Stock Outstanding:
Balance at beginning of period	21,863	21,816	21,823	21,736
Common stock repurchases (See Note 21)	(798)	-	(817)	(5)
Restricted stock grants	-	-	30	85
Vesting of performance shares unit	-	-	30	-
Restricted stock forfeited	-	-	(1)	-
Balance at end of period	21,065	21,816	21,065	21,816

Additional Paid-In-Capital:
Balance at beginning of period	945,476	942,516	946,476	941,652
Common stock repurchases (See Note 21)	(99,403)	-	(101,759)	(193)
Stock-based compensation expense	1,339	1,300	2,754	2,442
Restricted stock grants	-	-	(30)	(85)
Vesting of performance shares unit	-	-	(30)	-
Restricted stock forfeited	-	-	1	-
Balance at end of period	847,412	943,816	847,412	943,816

Retained Earnings:
Balance at beginning of period	1,260,456	1,150,199	1,215,321	1,221,817
Impact of adoption of Accounting Standards Codification ("ASC" or "Codification")
Topic 326, "Financial Instruments - Credit Losses" ("ASC 326" or "CECL")				(62,322)
Balance at beginning of period (as adjusted for impact of adoption of ASC 326)				1,159,495
Net income	70,558	21,256	131,708	23,522
Dividends on common stock ($0.07 per share and $0.05 per share for the quarters ended
June 30, 2021 and 2020, respectively; $0.14 per share and $0.10 per share for the
six-month periods ended June 30, 2021 and 2020, respectively)	(14,993)	(10,958)	(30,339)	(21,851)
Dividends on preferred stock	(669)	(669)	(1,338)	(1,338)
Balance at end of period	1,315,352	1,159,828	1,315,352	1,159,828

Accumulated Other Comprehensive (Loss) Income, net of tax:
Balance at beginning of period	(43,474)	49,116	55,455	6,764
Other comprehensive income (loss), net of tax	28,496	4,154	(70,433)	46,506
Balance at end of period	(14,978)	53,270	(14,978)	53,270

Total stockholdersʼ equity	$2,204,955	$2,214,834	$2,204,955	$2,214,834

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

The results of operations for the quarter and six-month period ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire year.

Effective April 1, 2021, the Corporation updated its policies regarding the timing of recognition of auto loans and small personal loans charge-offs. The update requires the Corporation to charge-off auto loans, finance leases, and small personal loans, or portions of such loans, classified as “loss” when the loan becomes 120 days or more past due. Under the previous policy, the Corporation reserved the portion of auto loans and finance leases deemed “loss” once they were 120 days delinquent and charged-off an auto loan to their net realizable value when the collateral deficiency was deemed uncollectible (i.e., when foreclosure/repossession is probable) or when the loan was 365 days past due. For small personal loans, the Corporation previously reserved loans that were classified as “loss” when they were 120 days delinquent and charged-off a loan when the loan became 180 days past due. The policy update is supported by the fact that the majority of consumer loans that become 120 days or more delinquent will ultimately go to foreclosure or the borrower has demonstrated an inability or lack of willingness to meet their obligation to make timely payments to cure the delinquency.

At the time we implemented the update to the charge-off policy in the second quarter of 2021, the amount of loans determined to be classified as “loss” amounted to $4.1 million, which was charged-off during the quarter. Approximately $1.1 million of such charge-off exceeded existing reserves at the time the Corporation implemented the policy update. This update to the policy did not have an impact on the approach we use to estimate the ACL for auto loans, finance leases, and small personal loans.

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

Recently Issued Accounting Standards Not Yet Effective or Not Yet Adopted

In July 2021, the FASB updated the Codification and amended ASC Topic 842, “Leases,” to require lessors to classify leases as operating leases if they have variable lease payments that do not depend on an index or rate and would have selling losses if they were classified as sales-type or direct financing leases. When a lease is classified as operating, the lessor does not recognize a net investment in the lease, does not derecognize the underlying asset, and, therefore, does not recognize a selling profit or loss. The leased asset continues to be subject to the measurement and impairment requirements under other applicable GAAP before and after the lease transaction. For public business entities, the amendment will be effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Corporation does not expect that the amendments of this update will have a material effect on its consolidated financial statements.

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

The following table summarizes the purchase price consideration and estimated fair values of assets acquired and liabilities assumed from BSPR as of September 1, 2020 under the acquisition method of accounting:

	Fair Value as Originally Recorded	Measurement Period Adjustments	Fair Value as Remeasured
Total purchase price consideration	$1,277,626	$3,382	$1,281,008
Fair value of assets acquired:
Cash and cash equivalents	$1,684,252	$-	$1,684,252
Investment securities	1,167,225	-	1,167,225
Loans:
Residential mortgage loans	807,637	540	808,177
Commercial mortgage loans	740,919	122	741,041
Commercial and Industrial (“C&I”) loans	752,154	(390)	751,764
Consumer loans	214,206	(488)	213,718
Loans, net	2,514,916	(216)	2,514,700
Premises and equipment, net	12,499	-	12,499
Intangible assets	39,232	448	39,680
Other assets	144,008	(195)	143,813
Total assets and identifiable intangible assets acquired	5,562,132	37	5,562,169
Fair value of liabilities assumed:
Deposits	$4,194,940	$-	$4,194,940
Other liabilities	95,869	865	96,734
Total liabilities assumed	4,290,809	865	4,291,674
Fair value of net assets and identifiable intangible assets acquired	1,271,323	(828)	1,270,495
Goodwill	$6,303	$4,210	$10,513

Goodwill recognized in this transaction is not deductible for income tax purposes. For a description of the methods used to determine the fair values of significant identifiable assets and liabilities assumed, see Note 2 - Business Combination in the audited consolidated financial statements included in the 2020 Annual Report on Form 10-K.

Merger and Restructuring Costs

Upon completion of the acquisition, the Corporation began to integrate BSPR’s operations into FirstBank’s operations. Early in July 2021, the Corporation completed the conversion of all remaining BSPR’s core systems into FirstBank’s systems with the conversion of the deposits, debit cards, online banking, ATMs and cash management platforms. In conjunction with the conversion of the remaining core systems, the Corporation consolidated six banking branches which increased to nine the number of branches consolidated in Puerto Rico since the acquisition. Management is still in the process of assessing personnel and functions and expects that the full integration will be completed in the third quarter of 2021. Certain decisions arising from these assessments may involve cancellations of existing contracts and other actions. To the extent there are costs associated with these actions, the costs will be recognized based on the nature and timing of these integration actions. Most acquisition and restructuring costs are expensed as incurred. The Corporation recognized cumulative acquisition expenses of $60.2 million through June 30, 2021, of which $11.0 million and $22.3 million was incurred during the quarter and six-month period ended June 30, 2021, respectively, compared to $2.9 million and $3.7 million for the comparable periods in 2020, respectively. Acquisition, integration, and restructuring expenses were included in merger and restructuring costs in the consolidated statements of income, and consisted primarily of legal fees, severance and personnel-related costs, service contracts cancellation penalties, valuation services, systems conversion, and other integration efforts, as well as accelerated depreciation charges related to planned closures and consolidation of branches in accordance with the Corporation’s integration and restructuring plan.

NOTE 3 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters and six-month periods ended June 30, 2021 and 2020 are as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2021	2020	2021	2020

(In thousands, except per share information)

Net income	$70,558	$21,256	$131,708	$23,522
Less: Preferred stock dividends	(669)	(669)	(1,338)	(1,338)
Net income attributable to common stockholders	$69,889	$20,587	$130,370	$22,184
Weighted-Average Shares:
Average common shares outstanding	213,574	216,920	215,294	216,853
Average potential dilutive common shares	1,035	650	1,139	589
Average common shares outstanding - assuming dilution	214,609	217,570	216,433	217,442
Earnings per common share:
Basic	$0.33	$0.09	$0.61	$0.10
Diluted	$0.33	$0.09	$0.60	$0.10

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

Potential dilutive common shares consist of unvested shares of restricted stock that do not contain non-forfeitable dividend rights using the treasury stock method. This method assumes that proceeds equal to the amount of compensation cost attributable to future services is used to repurchase shares on the open market at the average market price for the period. The difference between the number of potential dilutive shares issued and the shares purchased is added as incremental shares to the actual number of shares outstanding to compute diluted earnings per share. Unvested shares of restricted stock outstanding during the period that result in lower potentially dilutive shares issued than shares purchased under the treasury stock method are not included in the computation of dilutive earnings per share since their inclusion would have an antidilutive effect on earnings per share. Potential dilutive common shares also include performance units that do not contain non-forfeitable dividend rights if the performance condition is met as of the end of the reporting period.

NOTE 4 – STOCK-BASED COMPENSATION

On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of the then-effective Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based and non equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, other stock-based awards and cash-based awards. The Omnibus Plan authorizes the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. As of June 30, 2021, 5,082,533 authorized shares of common stock remained available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation and Benefits Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Restricted Stock

Under the Omnibus Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted stock is subject to forfeiture and does not contain non-forfeitable dividend rights, participants may exercise full voting rights with respect to the shares of restricted stock granted to them. The restricted stock granted under the Omnibus Plan is typically subject to a vesting period. During the first six months of 2021, the Corporation awarded to an independent director 3,552 shares of restricted stock that are subject to one-year vesting from the date of grant. In addition, during the first six months of 2021, the Corporation awarded 290,069 shares of restricted stock to employees; fifty percent (50%) of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 290,069 shares of restricted stock were 19,271 shares granted to retirement-eligible employees. The total expense determined for the restricted stock awarded to retirement-eligible employees was charged against earnings as of the grant date. During the first six months of 2020, the Corporation awarded 851,673 shares of restricted stock to employees; 50% of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 851,673 shares of restricted stock were 47,194 shares granted to retirement-eligible employees. The fair value of the shares of restricted stock granted in the first six months of 2021 and 2020 was based on the market price of the Corporation’s outstanding common stock on the date of the respective grant.

The following table summarizes the restricted stock activity in the first six months of 2021 under the Omnibus Plan:

	Six-Month Period Ended
	June 30, 2021

	Number of shares	Weighted-Average
	of restricted	Grant Date
	stock	Fair Value

Unvested shares outstanding at beginning of period	1,320,723	$5.74
Granted	293,621	11.26
Forfeited	(10,460)	6.10
Vested	(363,257)	7.98
Unvested shares outstanding as of June 30, 2021	1,240,627	$6.39

For the quarter and six-month period ended June 30, 2021, the Corporation recognized $0.8 million and $1.8 million, respectively, of stock-based compensation expense related to restricted stock awards, compared to $0.8 million and $1.6 million for the same periods in 2020, respectively. As of June 30, 2021, there was $4.5 million of total unrecognized compensation cost related to unvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost was 1.8 years as of June 30, 2021.

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

Performance Units

Under the Omnibus Plan, the Corporation may award performance units to Omnibus Plan participants. During the first six months of 2021, the Corporation granted 160,485 units to executives, with each unit representing the value of one share of the Corporation’s common stock. The performance units granted in 2021 are for the performance period beginning January 1, 2021 and ending on December 31, 2023 and are subject to three-year requisite service periods. These awards do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock. The performance units will vest based on the achievement of a pre-established tangible book value per share target as of December 31, 2023. All the performance units will vest if performance is at the pre-established performance target level or above. However, the participants may vest with respect to 50% of the awards to the extent that performance is below the target but at 80% of the pre-established performance target level (the “80% minimum threshold”), which is measured based upon the growth in the tangible book value during the performance cycle. If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold. During the first six months of 2021, the Corporation issued 304,408 shares of common stock related to performance units granted in 2018 that met the pre-established target and vested in the first quarter of 2021.

During the first six months of 2020 and 2019, the Corporation awarded 502,307 and 200,053 performance units to executives, respectively. The performance units are subject to three-year service periods and a pre-established performance target level as describe above.

The following table summarizes the performance units activity in the first six months of 2021 under the Omnibus Plan:

Six-Month Period Ended
(Number of units)	June 30, 2021
Performance units at beginning of year	1,006,768
Additions	160,485
Vested	(304,408)
Performance units at June 30, 2021	862,845

The fair values of the performance units awarded were based on the market price of the Corporation’s outstanding common stock on the respective date of the grant. For the quarter and six-month period ended June 30, 2021, the Corporation recognized $0.5 million and $1.0 million, respectively, of stock-based compensation expense related to performance units, compared to $0.5 million and $0.8 million for the same periods in 2020, respectively. As of June 30, 2021, there was $3.4 million of total unrecognized compensation cost related to unvested performance units that the Corporation expects to recognize over the next three years. The total amount of compensation expense recognized reflects management’s assessment of the probability that the pre-established performance goal will be achieved. The Corporation will recognize a cumulative adjustment to compensation expense in the then-current period to reflect any changes in the probability of achievement of the performance goals.

Shares withheld

During the first six months of 2021, the Corporation withheld 210,572 shares (first six months of 2020 – 50,285 shares) of the restricted stock and performance units that vested during such period to cover the officers’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid in cash any fractional share of salary stock to which an officer was entitled. In the consolidated financial statements, the Corporation treats shares withheld for tax purposes as common stock repurchases.

NOTE 5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses recorded in other comprehensive income (loss), ACL, estimated fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of June 30, 2021 were as follows:

	June 30, 2021
	Amortized cost			ACL	Fair value
		Gross Unrealized				Weighted-
		gains	losses			average yield%
(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$7,483	$-	$22	$-	$7,461	0.22

U.S. government-sponsored
agencies' obligations:
Due within one year	17,890	83	-	-	17,973	1.99
After 1 to 5 years	1,460,921	571	8,572	-	1,452,920	0.59
After 5 to 10 years	520,556	383	8,283	-	512,656	0.85
After 10 years	18,941	280	-	-	19,221	0.64

Puerto Rico government obligations:
After 10 years (1)	3,772	-	536	308	2,928	6.99

United States and Puerto Rico
government obligations	2,029,563	1,317	17,413	308	2,013,159	0.68

Mortgage-backed securities ("MBS"):
Freddie Mac (“FHLMC”) certificates:
After 1 to 5 years	57	6	-	-	63	4.84
After 5 to 10 years	71,675	2,490	-	-	74,165	1.91
After 10 years	1,423,584	7,697	13,147	-	1,418,134	1.15
	1,495,316	10,193	13,147	-	1,492,362	1.19

Ginnie Mae (“GNMA”) certificates:
Due within one year	2	-	-	-	2	2.42
After 1 to 5 years	21,270	882	-	-	22,152	2.91
After 5 to 10 years	33,394	144	134	-	33,404	0.49
After 10 years	434,245	10,897	1,256	-	443,886	1.26
	488,911	11,923	1,390	-	499,444	1.28
Fannie Mae (“FNMA”) certificates:
After 1 to 5 years	24,790	687	-	-	25,477	2.80
After 5 to 10 years	142,874	4,776	46	-	147,604	1.87
After 10 years	1,645,111	14,612	11,869	-	1,647,854	1.26
	1,812,775	20,075	11,915	-	1,820,935	1.33
Collateralized mortgage obligations
issued or guaranteed by the FHLMC,		`
FNMA and GNMA:
After 1 to 5 years	413	-	-	-	413	0.77
After 5 to 10 years	40,819	122	225	-	40,716	1.09
After 10 years	530,752	965	5,041	-	526,676	1.27
	571,984	1,087	5,266	-	567,805	1.25
Private label:
After 10 years	11,180	-	2,419	858	7,903	2.13
Total MBS	4,380,166	43,278	34,137	858	4,388,449	1.27

Other
Due within one year	650	-	-	-	650	2.88

Total investment securities
available for sale	$6,410,379	$44,595	$51,550	$1,166	$6,402,258	1.08

(1)

Consist of a residential pass-through MBS issued by the Puerto Rico Housing Finance Authority (“PRHFA”) that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010.

The amortized cost, gross unrealized gains and losses recorded in other comprehensive income (loss), ACL, estimated fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of December 31, 2020 were as follows:

	December 31, 2020
	Amortized cost	Gross Unrealized		ACL	Fair value
						Weighted-
		gains	losses			average yield%

(Dollars in thousands)

U.S. Treasury securities:
Due within one year	$7,498	$9	$-	$-	$7,507	1.65

U.S. government-sponsored
agencies' obligations:
Due within one year	24,413	273	-	-	24,686	1.95
After 1 to 5 years	691,668	911	290	-	692,289	0.57
After 5 to 10 years	441,454	821	347	-	441,928	0.83
After 10 years	21,413	-	149	-	21,264	0.65

Puerto Rico government obligations:
After 10 years (1)	3,987	-	780	308	2,899	6.97

United States and Puerto Rico
government obligations	1,190,433	2,014	1,566	308	1,190,573	0.72

MBS:
FHLMC certificates:
After 1 to 5 years	75	8	-	-	83	4.86
After 5 to 10 years	60,773	2,850	-	-	63,623	2.15
After 10 years	1,070,984	15,340	159	-	1,086,165	1.38
	1,131,832	18,198	159	-	1,149,871	1.42
GNMA certificates:
Due within one year	1	-	-	-	1	1.93
After 1 to 5 years	26,918	1,080	-	-	27,998	2.91
After 5 to 10 years	40,727	128	69	-	40,786	0.42
After 10 years	614,584	16,271	148	-	630,707	1.27
	682,230	17,479	217	-	699,492	1.29
FNMA certificates:
After 1 to 5 years	24,812	891	-	-	25,703	2.81
After 5 to 10 years	110,832	5,783	-	-	116,615	2.13
After 10 years	1,154,707	23,459	203	-	1,177,963	1.53
	1,290,351	30,133	203	-	1,320,281	1.61
Collateralized mortgage obligations issued or
guaranteed by the FHLMC, FNMA
and GNMA:
After 1 to 5 years	538	-	1	-	537	0.81
After 5 to 10 years	18,438	152	-	-	18,590	0.80
After 10 years	258,069	1,019	491	-	258,597	1.56
	277,045	1,171	492	-	277,724	1.51
Private label:
After 10 years	12,310	-	2,880	1,002	8,428	2.25
Total MBS	3,393,768	66,981	3,951	1,002	3,455,796	1.47

Other
After 1 to 5 years	650	-	-	-	650	2.94
Total investment securities
available for sale	$4,584,851	$68,995	$5,517	$1,310	$4,647,019	1.28

(1)	Consist of a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010.

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

The following tables show the fair value and gross unrealized losses of the Corporation’s available-for-sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2021 and December 31, 2020. The tables also include debt securities for which an ACL was recorded.

	As of June 30, 2021
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,928	$536	$2,928	$536
U.S. Treasury and U.S. government
agenciesʼ obligations	1,753,004	16,877	-	-	1,753,004	16,877
MBS:
FNMA	1,184,098	11,915	-	-	1,184,098	11,915
FHLMC	1,009,134	13,147	-	-	1,009,134	13,147
GNMA	101,832	1,390	-	-	101,832	1,390
Collateralized mortgage obligations
issued or guaranteed by the
FHLMC, FNMA and GNMA	430,789	5,132	10,455	134	441,244	5,266
Private label MBS	-	-	7,903	2,419	7,903	2,419
	$4,478,857	$48,461	$21,286	$3,089	$4,500,143	$51,550

	As of December 31, 2020
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,899	$780	$2,899	$780
U.S. Treasury and U.S. government
agenciesʼ obligations	425,155	621	23,377	165	448,532	786
MBS:
FNMA	93,509	203	-	-	93,509	203
FHLMC	89,292	159	-	-	89,292	159
GNMA	70,504	217	-	-	70,504	217
Collateralized mortgage obligations
issued or guaranteed by the
FHLMC, FNMA and GNMA	104,500	410	9,761	82	114,261	492
Private label MBS	-	-	8,428	2,880	8,428	2,880
	$782,960	$1,610	$44,465	$3,907	$827,425	$5,517

During the first six months of 2020, proceeds from sales of available-for-sale U.S. agencies MBS amounted to $277.4 million, including a gain of $8.1 million. The $8.1 million was realized at the tax-exempt international banking entity subsidiary, which had no income tax expense recorded for the first six months of 2020. There were no sales of securities available for sale during the first six months of 2021.

Assessment for Credit Losses

Debt securities issued by U.S. government agencies, U.S. government-sponsored entities (“GSEs”), and the U.S. Treasury, including notes and MBS, accounted for approximately 99% of the total available-for-sale portfolio as of June 30, 2021, and the Corporation expects no credit losses on these securities, given the explicit and implicit guarantees provided by the U.S. federal government. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Corporation does not have the intent to sell these U.S. government and agencies debt securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider impairments on these securities to be credit related as of June 30, 2021. The Corporation’s credit loss assessment was concentrated mainly on private label MBS, and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss existed and the period over which the debt security was expected to recover:

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

The Corporation’s available-for-sale MBS portfolio included private label MBS with a fair value of $7.9 million, which had unrealized losses of approximately $3.3 million as of June 30, 2021, of which $0.9 million is due to credit deterioration and is part of the ACL. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon on the underlying collateral. The underlying collateral is fixed-rate, single-family residential mortgage loans in the United States with original FICO scores over 700 and moderate loan-to-value ratios (under 80%), as well as moderate delinquency levels. As of June 30, 2021, the Corporation did not have the intent to sell these securities and determined that it was likely that it will not be required to sell the securities before anticipated recovery. The Corporation determined the ACL for private label MBS based on a risk-adjusted discounted cash flow methodology that considers the structure and terms of the instruments. The Corporation utilized probability of default (“PDs”) and loss given default (“LGDs”) that considered, among other things, historical payment performance, loan-to-value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates and the housing price index. Under this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs, were discounted at the effective interest rate as of the reporting date. Significant assumptions in the valuation of the private label MBS were as follows:

	As of			As of
	June 30, 2021			December 31, 2020
	Weighted	Range		Weighted	Range
	Average	Minimum	Maximum	Average	Minimum	Maximum

Discount rate	12.7%	12.7%	12.7%	12.2%	12.2%	12.2%
Prepayment rate	15.0%	2.0%	22.0%	12.1%	1.2%	18.8%
Projected Cumulative Loss Rate	7.3%	0.2%	17.3%	10.2%	2.6%	22.3%

The Corporation evaluates if a credit loss exists, primarily by monitoring adverse variances in the present value of expected cash flows. As of June 30, 2021, the ACL for these private label MBS was $0.9 million, relatively flat compared to $1.0 million as of December 31, 2020.

As of June 30, 2021, the Corporation’s available-for-sale investment securities portfolio also included a residential pass-through MBS issued by the PRHFA, collateralized by certain second mortgages, with a fair value of $2.9 million, which had an unrealized loss of approximately $0.8 million. Approximately $0.3 million of the unrealized losses were due to credit deterioration and is part of the ACL. The underlying second mortgage loans were originated under a program launched by the Puerto Rico government in 2010. This residential pass-through MBS was structured as a zero-coupon bond for the first ten years (up to July 2019). The underlying source of repayment on this residential pass-through MBS is second mortgage loans in Puerto Rico. PRHFA, not the Puerto Rico government, provides a guarantee in the event of default and subsequent foreclosure of the properties underlying the second mortgage loans. During the second quarter of 2021, the Corporation placed this instrument in nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral. The Corporation determined the ACL on this instrument based on a risk-adjusted discounted cash flow methodology that considered the structure and terms of the underlying collateral. The Corporation utilized PDs and LGDs that considered, among other things, historical payment performance, loan-to value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, the housing price index and expected recovery from the PRHFA guarantee. Under this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs, were discounted at the internal rate of return as of the reporting date and compared to the amortized cost. In the event that the second mortgage loans default and the collateral is insufficient to satisfy the outstanding balance of this residential pass-through MBS, PRHFA’s ability to honor its insurance will depend on, among other factors, the financial condition of PRHFA at the time such obligation becomes due and payable. Further deterioration of the Puerto Rico economy or fiscal health of the PRHFA could impact the value of these securities, resulting in additional losses to the Corporation. As of June 30, 2021, the Corporation did not have the intent to sell this security and determined that it was likely that it will not be required to sell the security before its anticipated recovery.

Accrued interest receivable on available-for-sale debt securities totaled $10.0 million as of June 30, 2021 ($8.5 million as of December 31, 2020) and is excluded from the estimate of credit losses.

The following table presents a rollforward by major security type for the quarters and six-month periods ended June 30, 2021 and 2020 of the ACL on debt securities available-for-sale:

	Quarter Ended June 30, 2021
	Private label MBS	Puerto Rico Government Obligations	Total

(In thousands)
Beginning Balance	$875	$308	$1,183
Net charge-offs	(17)	-	(17)
ACL on debt securities available-for-sale	$858	$308	$1,166

	Quarter Ended June 30, 2020
	Private label MBS	Puerto Rico Government Obligations	Total

(In thousands)
Beginning Balance	$368	$-	$368
Provision for credit losses	955	308	1,263
ACL on debt securities available-for-sale	$1,323	$308	$1,631

	Six-Month Period Ended June 30, 2021
	Private label MBS	Puerto Rico Government Obligations	Total

(In thousands)
Beginning Balance	$1,002	$308	$1,310
Provision for credit losses - (benefit)	(127)	-	(127)
Net charge-offs	(17)	-	(17)
ACL on debt securities available-for-sale	$858	$308	$1,166

	Six-Month Period Ended June 30, 2020
	Private label MBS	Puerto Rico Government Obligations	Total

(In thousands)
Beginning Balance	$-	$-	$-
Provision for credit losses	1,323	308	1,631
ACL on debt securities available-for-sale	$1,323	$308	$1,631

Investments Held to Maturity

The amortized cost, gross unrecognized gains and losses, estimated fair value, ACL, weighted-average yield and contractual maturities of investment securities held to maturity as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Amortized cost			Fair value	ACL
		Gross Unrecognized
(Dollars in thousands)		Gains	Losses			Weighted- average yield%

Puerto Rico municipal bonds:
Due within one year	$2,974	$-	$10	$2,964	$60	5.38
After 1 to 5 years	14,937	711	71	15,577	319	2.54
After 5 to 10 years	88,734	2,869	266	91,337	3,567	4.63
After 10 years	83,367	43	5,643	77,767	6,739	3.56
Total investment securities
held to maturity	$190,012	$3,623	$5,990	$187,645	$10,685	4.01

	December 31, 2020
	Amortized cost			Fair value	ACL
		Gross Unrecognized
(Dollars in thousands)		Gains	Losses			Weighted- average yield%

Puerto Rico municipal bonds:
Due within one year	$556	$7	$-	$563	$-	5.41
After 1 to 5 years	17,297	561	305	17,553	576	3.00
After 5 to 10 years	88,394	1,388	3,146	86,636	4,401	4.66
After 10 years	83,241	-	14,187	69,054	3,868	3.57
Total investment securities
held to maturity	$189,488	$1,956	$17,638	$173,806	$8,845	4.03

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrecognized loss position, as of June 30, 2021 and December 31, 2020, including debt securities for which an ACL was recorded:

As of June 30, 2021
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico municipal bonds	$14,929	$300	$89,445	$5,690	$104,374	$5,990

As of December 31, 2020
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico municipal bonds	$28,252	$1,611	$116,216	$16,027	$144,468	$17,638

The Corporation determines the ACL of Puerto Rico municipal bonds based on the product of a cumulative PD and LGD, and the amortized cost basis of the bonds over their remaining expected life as described in Note 1 – Nature of Business and Summary of Significant Accounting Policies in the audited consolidated financial statements included in the 2020 Annual Report on Form 10-K.

The Corporation performs periodic credit quality reviews on these issuers. All Puerto Rico municipal bonds were current as to scheduled contractual payments as of June 30, 2021. The Puerto Rico municipal bonds had an ACL of $10.7 million as of June 30, 2021, up $1.8 million from $8.8 million as of December 31, 2020. The increase was mainly related to changes in some issuers’ financial metrics based on their most recent financial statements. According to Corporation’s policy, accrued interest receivable on held-to-maturity debt securities that totaled $3.6 million as of each June 30, 2021 and December 31, 2020, was excluded from the estimate of credit losses.

The following table presents the activity in the ACL for debt securities held to maturity by major security type for the quarters and six-month periods ended June 30, 2021 and 2020:

	Puerto Rico Municipal Bonds
	Quarter Ended	Quarter Ended
	June 30, 2021	June 30, 2020

(In thousands)
Beginning Balance	$8,869	$9,268
Provision for credit losses	1,816	-
	$10,685	$9,268

	Puerto Rico Municipal Bonds
	Six-Month Period Ended	Six-Month Period Ended
	June 30, 2021	June 30, 2020

(In thousands)
Beginning Balance	$8,845	$-
Impact of adopting CECL	-	8,134
Provision for credit losses	1,840	1,134
	$10,685	$9,268

During the second quarter of 2019, the oversight board established by PROMESA announced the designation of Puerto Rico’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities but contemplates assistance to municipalities through the launch of three municipal incentive funds. Furthermore, municipalities may be affected by the negative economic and other effects resulting from expense, revenue or cash management measures taken by the Puerto Rico government to address its fiscal situation, or measures included in fiscal plans of other government entities, and, more recently, by the effect of the COVID-19 pandemic on the Puerto Rico and global economy. Given the uncertain effect of the negative fiscal situation of the Puerto Rico central government, the COVID-19 pandemic, and the measures taken, or to be taken, by other government entities in response to the COVID-19 pandemic on municipalities, the Corporation cannot be certain whether future charges to the ACL on these securities will be required.

From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and are classified as money market investments in the consolidated statements of financial condition. As of June 30, 2021 and December 31, 2020, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

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

The following table summarizes the amortized cost of the Puerto Rico municipal bonds, which are the Corporation’s only debt securities held-to-maturity, as of June 30, 2021 and December 31, 2020 aggregated by credit quality indicator:

	Held to Maturity
	Puerto Rico Municipal Bonds
	June 30,	December 31
(In thousands)	2021	2020
Risk Ratings:
Pass	$190,012	$189,488
Criticized:
Special Mention	-	-
Substandard	-	-
Doubtful	-	-
Loss	-	-
Total	$190,012	$189,488

No held-to-maturity debt securities were on nonaccrual status, 90 days past due and still accruing, or past due as of June 30, 2021 and December 31, 2020. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement.

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

As of June 30, 2021 and December 31, 2020, the Corporation had investments in FHLB stock carried at a cost of $27.4 million and $31.2 million, respectively. Dividend income from FHLB stock for the quarter and six-month period ended June 30, 2021 was $0.4 million and $0.8 million, respectively, compared to $0.5 million and $1.1 million for the quarter and six-month period ended June 30, 2020, respectively.

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

As of June 30, 2021 and December 31, 2020, the Corporation owned other equity securities with a readily determinable fair value of approximately $5.5 million and $1.5 million, respectively. During the quarter and six-month period ended June 30, 2021, the Corporation recognized a marked-to-market gain of $27 thousand and a marked-to-market loss of $5 thousand, respectively, associated with these securities ($13 thousand and $40 thousand marked-to-market gain for the quarter and six-month period ended June 30, 2020, respectively), which was recorded as part of other non-interest income in the consolidated statements of income. In addition, the Corporation had other equity securities that do not have a readily-determinable fair value. The carrying value of such securities as of each June 30, 2021 and December 31, 2020 was $4.9 million.

NOTE 7 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment as of the indicated dates:

	As of June 30,	As of December 31,
	2021	2020
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,253,857	$3,521,954
Construction loans	177,032	212,500
Commercial mortgage loans	2,154,889	2,230,602
C&I loans (1) (2) (3)	3,083,863	3,202,590
Consumer loans	2,717,953	2,609,643
Loans held for investment (4)	11,387,594	11,777,289
ACL on loans and finance leases	(324,958)	(385,887)
Loans held for investment, net	$11,062,636	$11,391,402

(1)

During the first quarter of 2021, three criticized commercial loan participations totaling $28.2 million were transferred to held for sale. These transfers resulted in charge-offs of $0.7 million in the first quarter of 2021. Two of these participations totaling $24.0 million were sold during the first six months of 2021.

(2)	As of June 30, 2021 and December 31, 2020, includes $349.3 million and $406.0 million, respectively, of Small Business Administration (“‘SBA”) Paycheck Protection Program (“SBA PPP”) loans.

(3)

As of June 30, 2021 and December 31, 2020, includes $986.0 million and $1.0 billion, respectively, of commercial loans that were secured by real estate but are not dependent upon the real estate for repayment.

(4)	Includes accretable fair value net purchase discounts of $39.1 million and $48.0 million as of June 30, 2021 and December 31, 2020, respectively.

The following tables present by portfolio classes the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of June 30, 2021 and the interest income recognized on nonaccrual loans for the quarters and six-month periods ended June 30, 2021 and 2020:

	As of June 30, 2021				Quarter Ended June 30, 2021	Quarter Ended June 30, 2020		Six-Month Period Ended June 30, 2021	Six-Month Period Ended June 30, 2020
Puerto Rico and Virgin Islands region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans (2)	Loans Past Due 90 days or more and Still Accruing (2)(3)	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans	`	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$81,778	$-	$-		$-	$-
Conventional residential mortgage loans	11,435	98,026	109,461	36,618	523	272		835	566
Construction loans	4,236	1,939	6,175	55	17	22		32	42
Commercial mortgage loans	8,731	18,511	27,242	5,718	52	33		102	107
C&I loans	11,508	6,524	18,032	16,706	30	11		47	43
Consumer Loans:
Auto loans	4,456	750	5,206	-	31	71		53	121
Finance leases	387	211	598	-	-	10		1	21
Personal loans	-	964	964	-	26	9		54	28
Credit cards	-	-	-	2,995	-	-		-	-
Other consumer loans	6	1,588	1,594	2	1	-		1	5
Total loans held for investment (1)	$40,759	$128,513	$169,272	$143,872	$680	$428		$1,125	$933

(1)	Nonaccrual loans exclude $362.8 million of troubled debt restructuring (“TDR”) loans that were in compliance with modified terms and in accrual status as of June 30, 2021.

(2)

Nonaccrual loans exclude purchases with credit deterioration (“PCD”) loans previously accounted for under ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC Subtopic 310-30”) for which the Corporation made the accounting policy election for maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of June 30, 2021 was $125.2 million. The portion of such loans contractually past due 90 days or more is presented in the loans past due 90 days or more and still accruing category in the table above.

(3)

These include rebooked loans, which were previously pooled into GNMA securities, amounting to $8.0 million as of June 30, 2021. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability. During the six-month period ended June 30, 2021, the Corporation repurchased, pursuant to the aforementioned repurchase option, $0.3 million of loans previously sold to GNMA.

	As of June 30, 2021				Quarter Ended June 30, 2021	Quarter Ended June 30, 2020	Six-Month Period Ended June 30, 2021	Six-Month Period Ended June 30, 2020
Florida region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$250	$-	$-	$-	$-
Conventional residential mortgage loans	2,524	9,710	12,234	-	60	32	124	115
Construction loans	-	-	-	-	-	-	-	-
Commercial mortgage loans	-	-	-	-	-	-	-	-
C&I loans	513	290	803	34	20	14	38	33
Consumer Loans:
Auto loans	-	26	26	-	-	-	-	2
Finance leases	-	-	-	-	-	-	-	-
Personal loans	-	-	-	-	-	-	-	2
Credit cards	-	-	-	-	-	-	-	-
Other consumer loans	-	315	315	-	2	-	7	4
Total loans held for investment (1)	$3,037	$10,341	$13,378	$284	$82	$46	$169	$156

(1)	Nonaccrual loans exclude $6.3 million of TDR loans that were in compliance with modified terms and in accrual status as of June 30, 2021.

	As of June 30, 2021				Quarter Ended June 30, 2021	Quarter Ended June 30, 2020	Six-Month Period Ended June 30, 2021	Six-Month Period Ended June 30, 2020
Total	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans (2)	Loans Past Due 90 days or more and Still Accruing (2)(3)	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$82,028	$-	$-	$-	$-
Conventional residential mortgage loans	13,959	107,736	121,695	36,618	583	304	959	681
Construction loans	4,236	1,939	6,175	55	17	22	32	42
Commercial mortgage loans	8,731	18,511	27,242	5,718	52	33	102	107
C&I loans	12,021	6,814	18,835	16,740	50	25	85	76
Consumer Loans:
Auto loans	4,456	776	5,232	-	31	71	53	123
Finance leases	387	211	598	-	-	10	1	21
Personal loans	-	964	964	-	26	9	54	30
Credit cards	-	-	-	2,995	-	-	-	-
Other consumer loans	6	1,903	1,909	2	3	-	8	9
Total loans held for investment (1)	$43,796	$138,854	$182,650	$144,156	$762	$474	$1,294	$1,089

(1)	Nonaccrual loans exclude $369.1 million of TDR loans that were in compliance with modified terms and in accrual status as of June 30, 2021.

(2)

Nonaccrual loans exclude PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election for maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of June 30, 2021 was $125.2 million. The portion of such loans contractually past due 90 days or more is presented in the loans past due 90 days or more and still accruing category in the table above.

(3)

These include rebooked loans, which were previously pooled into GNMA securities, amounting to $8.0 million as of June 30, 2021. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability. During the six-month period ended June 30, 2021, the Corporation repurchased, pursuant to the aforementioned repurchase option, $0.3 million of loans previously sold to GNMA.

The following tables present by portfolio classes the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of December 31, 2020:

	As of December 31, 2020
Puerto Rico and Virgin Islands region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans (2)	Loans Past Due 90 days or more and Still Accruing (3)
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$98,993
Conventional residential mortgage loans	12,418	98,527	110,945	38,834
Construction loans	4,546	8,425	12,971	-
Commercial mortgage loans	11,777	17,834	29,611	3,252
C&I loans	14,824	5,496	20,320	2,246
Consumer Loans:
Auto loans	26	8,638	8,664	-
Finance leases	-	1,466	1,466	-
Personal loans	-	1,623	1,623	-
Credit cards	-	-	-	1,520
Other consumer loans	-	3,682	3,682	-
Total loans held for investment (1)	$43,591	$145,691	$189,282	$144,845

(1)	Nonaccrual loans exclude $386.7 million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2020.

(2)

Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election for maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of December 31, 2020 was $130.9 million.

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
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$250
Conventional residential mortgage loans	2,584	11,838	14,422	-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	561	-	561	-
Consumer Loans:
Auto loans	-	223	223	-
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	-	-	-	-
Other consumer loans	-	601	601	-
Total loans held for investment (1)	$3,145	$12,662	$15,807	$250

(1)	Nonaccrual loans exclude $6.6 million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2020.

	As of December 31, 2020
Total	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans (2)	Loans Past Due 90 days or more and Still Accruing (3)
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$99,243
Conventional residential mortgage loans	15,002	110,365	125,367	38,834
Construction loans	4,546	8,425	12,971	-
Commercial mortgage loans	11,777	17,834	29,611	3,252
C&I loans	15,385	5,496	20,881	2,246
Consumer Loans:
Auto loans	26	8,861	8,887	-
Finance leases	-	1,466	1,466	-
Personal loans	-	1,623	1,623	-
Credit cards	-	-	-	1,520
Other consumer loans	-	4,283	4,283	-
Total loans held for investment (1)	$46,736	$158,353	$205,089	$145,095

(1)	Nonaccrual loans exclude $393.3 million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2020.

(2)

Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election for maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of December 31, 2020 was $130.9 million.

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

When a loan is placed on nonaccrual status, any accrued but uncollected interest income is reversed and charged against interest income and amortization of any net deferred fees is suspended. The amount of accrued interest reversed against interest income totaled $0.3 million and $1.3 million for the quarter and six-month period ended June 30, 2021, respectively ($0.3 million and $0.8 million for the quarter and six-month period ended June 30, 2020, respectively).

As of June 30, 2021, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $162.2 million, including $55.1 million of loans insured by the FHA or guaranteed by the VA, and $17.5 million of PCD loans acquired prior to the adoption, on January 1, 2020, of CECL and for which the Corporation made the accounting policy election of maintaining pools of loans previously accounted for under ASC 310-30 as “units of account.” The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent, in accordance with the requirements of the Consumer Financial Protection Bureau (“CFPB”). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (i.e., Puerto Rico, Florida and the USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (i.e., the BVI) is processed without court intervention. Foreclosure timelines vary according to local jurisdiction law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues. In Puerto Rico, Florida, and the USVI, and following the actions taken by federal agencies and GSEs (i.e, FHA, FNMA and FHLMC), the COVID-19-related moratorium on foreclosures from properties financed by federally-backed residential mortgage loans was extended through July 31, 2021. In addition, on July 30, 2021, the FHA, FNMA, and FHLMC extended the moratorium on single-family REO evictions until September 30, 2021. Similarly, on August 3, 2021, the U.S. Center for Disease and Control (“CDC”) issued a new order extending until October 3, 2021 the moratorium on renters evictions.

The Corporation’s aging of the loan portfolio held for investment by portfolio classes as of June 30, 2021 is as follows:

As of June 30, 2021
Puerto Rico and Virgin Islands region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2) (3)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,250	$81,778	$84,028	$54,146	$138,174
Conventional residential mortgage loans (4)	-	37,475	146,079	183,554	2,468,234	2,651,788
Commercial loans:
Construction loans (4)	-	5	6,230	6,235	60,957	67,192
Commercial mortgage loans (4)	1,011	330	32,960	34,301	1,711,535	1,745,836
C&I loans	4,725	1,570	34,738	41,033	2,034,500	2,075,533
Consumer loans:
Auto loans	17,678	2,528	5,206	25,412	1,392,527	1,417,939
Finance leases	3,558	487	598	4,643	512,113	516,756
Personal loans	2,876	1,064	964	4,904	335,961	340,865
Credit cards	2,647	1,408	2,995	7,050	285,567	292,617
Other consumer loans	984	656	1,596	3,236	126,202	129,438
Total loans held for investment	$33,479	$47,773	$313,144	$394,396	$8,981,742	$9,376,138

(1)

Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $55.8 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(3)

As of June 30, 2021, includes $8.0 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days, but less than two payments in arrears, as of June 30, 2021 amounted to $4.9 million, $67.9 million, $10.4 million, and $0.2 million, respectively.

As of June 30, 2021
Florida region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2)	$-	$-	$250	$250	$627	$877
Conventional residential mortgage loans (3)	-	969	12,234	13,203	449,815	463,018
Commercial loans:
Construction loans	-	-	-	-	109,840	109,840
Commercial mortgage loans (3)	-	-	-	-	409,053	409,053
C&I loans	943	-	837	1,780	1,006,550	1,008,330
Consumer loans:
Auto loans	331	108	26	465	12,284	12,749
Finance leases	-	-	-	-	-	-
Personal loans	-	-	-	-	136	136
Credit cards	-	-	-	-	-	-
Other consumer loans	9	-	315	324	7,129	7,453
Total loans held for investment	$1,283	$1,077	$13,662	$16,022	$1,995,434	$2,011,456

(1)	Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans).

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. No residential mortgage loans insured by the FHA in the Florida region were over 15 months delinquent as of June 30,2021.

(3)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. Conventional residential mortgage loans past due 30-59 days, but less than two payments in arrears, as of June 30, 2021 amounted to $5.3 million.

As of June 30, 2021
Total	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2) (3)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,250	$82,028	$84,278	$54,773	$139,051
Conventional residential mortgage loans (4)	-	38,444	158,313	196,757	2,918,049	3,114,806
Commercial loans:
Construction loans (4)	-	5	6,230	6,235	170,797	177,032
Commercial mortgage loans (4)	1,011	330	32,960	34,301	2,120,588	2,154,889
C&I loans	5,668	1,570	35,575	42,813	3,041,050	3,083,863
Consumer loans:
Auto loans	18,009	2,636	5,232	25,877	1,404,811	1,430,688
Finance leases	3,558	487	598	4,643	512,113	516,756
Personal loans	2,876	1,064	964	4,904	336,097	341,001
Credit cards	2,647	1,408	2,995	7,050	285,567	292,617
Other consumer loans	993	656	1,911	3,560	133,331	136,891
Total loans held for investment	$34,762	$48,850	$326,806	$410,418	$10,977,176	$11,387,594

(1)

Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $55.8 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(3)

As of June 30, 2021, includes $8.0 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days, but less than two payments in arrears, as of June 30, 2021 amounted to $4.9 million, $73.2 million, $10.4 million, and $0.2 million, respectively.

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

(3)

As of December 31, 2020, includes $10.7 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

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

As of December 31, 2020
Florida region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3)	$-	$-	$250	$250	$920	$1,170
Conventional residential mortgage loans (2) (3)	-	3,237	14,422	17,659	500,922	518,581
Commercial loans:
Construction loans	-	-	-	-	127,484	127,484
Commercial mortgage loans (3)	-	-	-	-	377,378	377,378
C&I loans	218	-	561	779	937,080	937,859
Consumer loans:
Auto loans	710	297	223	1,230	17,068	18,298
Finance leases	-	-	-	-	-	-
Personal loans	-	-	-	-	157	157
Credit cards	-	-	-	-	-	-
Other consumer loans	58	-	601	659	7,597	8,256
Total loans held for investment	$986	$3,534	$16,057	$20,577	$1,968,606	$1,989,183

(1)	Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans).

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

(3)

As of December 31, 2020, includes $10.7 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

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

Based on the most recent analysis performed, the amortized cost of commercial and construction loans by portfolio classes and by origination year based on the internal credit-risk category as of June 30, 2021 and the amortized cost of commercial and construction loans by portfolio classes based on the internal credit-risk category as of December 31, 2020 was as follows:

	As of June 30, 2021
Puerto Rico and Virgin Islands region	Term Loans								As of December 31, 2020
	Amortized Cost Basis by Origination Year (1)
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$3,971	$13,215	$33,745	$1,675	$201	$5,082	$-	$57,889	$68,836
Criticized:
Special Mention	-	-	771	-	-	-	-	771	776
Substandard	-	-	-	4,621	-	3,911	-	8,532	15,404
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$3,971	$13,215	$34,516	$6,296	$201	$8,993	$-	$67,192	$85,016

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$68,956	$371,751	$264,516	$236,187	$72,793	$411,313	$561	$1,426,077	$1,511,827
Criticized:
Special Mention	3,798	10,673	88,104	-	119,255	21,553	-	243,383	292,736
Substandard	1,825	-	-	20,855	6,498	47,198	-	76,376	48,661
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$74,579	$382,424	$352,620	$257,042	$198,546	$480,064	$561	$1,745,836	$1,853,224

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$223,167	$290,656	$349,131	$221,790	$201,778	$220,170	$424,440	$1,931,132	$2,155,226
Criticized:
Special Mention	-	-	1,012	-	77	52,261	12,587	65,937	59,421
Substandard	776	1,678	15,289	2,577	18,103	33,143	6,898	78,464	50,084
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$223,943	$292,334	$365,432	$224,367	$219,958	$305,574	$443,925	$2,075,533	$2,264,731

(1) Excludes accrued interest receivable.

			As of June 30, 2021
			Term Loans						As of December 31, 2020
Florida region			Amortized Cost Basis by Origination Year (1)
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$4,713	$68,374	$4,648	$32,105	$-	$-	$-	$109,840	$127,484
Criticized:
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$4,713	$68,374	$4,648	$32,105	$-	$-	$-	$109,840	$127,484

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$37,647	$43,891	$79,680	$63,985	$39,099	$42,447	$21,567	$328,316	$291,627
Criticized:
Special Mention	-	16,809	23,406	6,782	5,352	27,904	164	80,417	85,427
Substandard	-	-	-	-	-	320	-	320	324
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$37,647	$60,700	$103,086	$70,767	$44,451	$70,671	$21,731	$409,053	$377,378

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$175,072	$157,804	$258,264	$89,992	$72,456	$41,027	$121,571	$916,186	$823,124
Criticized:
Special Mention	-	-	47,339	-	-	-	-	47,339	73,974
Substandard	290	27,137	209	12,055	-	4,779	335	44,805	40,761
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$175,362	$184,941	$305,812	$102,047	$72,456	$45,806	$121,906	$1,008,330	$937,859

(1) Excludes accrued interest receivable.

	As of June 30, 2021
Total	Term Loans								As of December 31, 2020
	Amortized Cost Basis by Origination Year (1)
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$8,684	$81,589	$38,393	$33,780	$201	$5,082	$-	$167,729	$196,320
Criticized:
Special Mention	-	-	771	-	-	-	-	771	776
Substandard	-	-	-	4,621	-	3,911	-	8,532	15,404
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$8,684	$81,589	$39,164	$38,401	$201	$8,993	$-	$177,032	$212,500

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$106,603	$415,642	$344,196	$300,172	$111,892	$453,760	$22,128	$1,754,393	$1,803,454
Criticized:
Special Mention	3,798	27,482	111,510	6,782	124,607	49,457	164	323,800	378,163
Substandard	1,825	-	-	20,855	6,498	47,518	-	76,696	48,985
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$112,226	$443,124	$455,706	$327,809	$242,997	$550,735	$22,292	$2,154,889	$2,230,602

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$398,239	$448,460	$607,395	$311,782	$274,234	$261,197	$546,011	$2,847,318	$2,978,350
Criticized:
Special Mention	-	-	48,351	-	77	52,261	12,587	113,276	133,395
Substandard	1,066	28,815	15,498	14,632	18,103	37,922	7,233	123,269	90,845
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$399,305	$477,275	$671,244	$326,414	$292,414	$351,380	$565,831	$3,083,863	$3,202,590

(1) Excludes accrued interest receivable.

The following table presents the amortized cost of residential mortgage loans by origination year based on the original loan-to-value-ratio (LTV) and original credit scores as of June 30, 2021 and the amortized cost of residential mortgage loans by original LTV and original credit scores as of December 31, 2020:

	As of June 30, 2021								As of December 31, 2020
	Term Loans
RESIDENTIAL MORTGAGES	Amortized Cost Basis by Origination Year (1)
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Puerto Rico and Virgin Islands region:
FHA/VA government-guaranteed loans	$-	$321	$709	$2,239	$4,827	$130,078	$-	$138,174	$149,564
Conventional residential mortgage loans:
Original LTV:
Less than or equal to 90 percent	26,975	36,351	57,816	84,469	59,854	1,621,776	-	1,887,241	2,029,177
Greater than 90 percent but less than
or equal to 100 percent	648	1,653	6,993	7,617	4,984	647,874	-	669,769	725,049
Greater than 100 percent	1,213	-	934	5,174	2,567	84,890	-	94,778	98,413
Total residential mortgages in
Puerto Rico and Virgin Islands region	$28,836	$38,325	$66,452	$99,499	$72,232	$2,484,618	$-	$2,789,962	$3,002,203

Florida region:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-	$877	$-	$877	$1,170
Conventional residential mortgage loans:
Original LTV:
Less than or equal to 90 percent	20,542	37,113	44,856	54,780	71,470	218,510	-	447,271	497,410
Greater than 90 percent but less than
or equal to 100 percent	1,237	4,165	1,487	2,112	3,651	3,095	-	15,747	21,171
Greater than 100 percent	-	-	-	-	-	-	-	-	-
Total residential mortgages in Florida region	$21,779	$41,278	$46,343	$56,892	$75,121	$222,482	$-	$463,895	$519,751

Total:
FHA/VA government-guaranteed loans	$-	$321	$709	$2,239	$4,827	$130,955	$-	$139,051	$150,734
Conventional residential mortgage loans:
Original LTV:
Less than or equal to 90 percent	47,517	73,464	102,672	139,249	131,324	1,840,286	-	2,334,512	2,526,587
Greater than 90 percent but less than
or equal to 100 percent	1,885	5,818	8,480	9,729	8,635	650,969	-	685,516	746,220
Greater than 100 percent	1,213	-	934	5,174	2,567	84,890	-	94,778	98,413
Total residential mortgages	$50,615	$79,603	$112,795	$156,391	$147,353	$2,707,100	$-	$3,253,857	$3,521,954

(1) Excludes accrued interest receivable.

	As of June 30, 2021								As of December 31, 2020
	Term Loans
RESIDENTIAL MORTGAGES	Amortized Cost Basis by Origination Year (1)
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Puerto Rico and Virgin Islands region:
FHA/VA government-guaranteed loans	$-	$321	$709	$2,239	$4,827	$130,078	$-	$138,174	$149,564
Conventional residential mortgage loans:
Original FICO Score:
Less than 620	-	42	77	461	53	308,917	-	309,550	326,190
Greater than or equal to 620 and less than 680	2,078	2,130	3,555	7,706	6,656	485,687	-	507,812	541,309
Greater than or equal to 680 and less than 740	8,548	13,961	23,599	34,879	23,272	679,269	-	783,528	841,797
Greater than or equal to 740	18,210	21,871	38,512	54,214	37,424	880,667	-	1,050,898	1,143,343
Total residential mortgages in
Puerto Rico and Virgin Islands region	$28,836	$38,325	$66,452	$99,499	$72,232	$2,484,618	$-	$2,789,962	$3,002,203

Florida region:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-	$877	$-	$877	$1,170
Conventional residential mortgage loans:
Original FICO Score:
Less than 620	-	-	-	2,063	-	517	-	2,580	3,330
Greater than or equal to 620 and less than 680	3,677	3,567	4,247	2,953	7,163	24,313	-	45,920	48,420
Greater than or equal to 680 and less than 740	5,486	11,373	13,280	12,631	23,014	53,047	-	118,831	139,197
Greater than or equal to 740	12,616	26,338	28,816	39,245	44,944	143,728	-	295,687	327,634
Total residential mortgages in Florida region	$21,779	$41,278	$46,343	$56,892	$75,121	$222,482	$-	$463,895	$519,751

Total:
FHA/VA government-guaranteed loans	$-	$321	$709	$2,239	$4,827	$130,955	$-	$139,051	$150,734
Conventional residential mortgage loans:
Original FICO Score:
Less than 620	-	42	77	2,524	53	309,434	-	312,130	329,520
Greater than or equal to 620 and less than 680	5,755	5,697	7,802	10,659	13,819	510,000	-	553,732	589,729
Greater than or equal to 680 and less than 740	14,034	25,334	36,879	47,510	46,286	732,316	-	902,359	980,994
Greater than or equal to 740	30,826	48,209	67,328	93,459	82,368	1,024,395	-	1,346,585	1,470,977
Total residential mortgages	$50,615	$79,603	$112,795	$156,391	$147,353	$2,707,100	$-	$3,253,857	$3,521,954

(1) Excludes accrued interest receivable.

The following tables present the amortized cost of consumer loans by origination year based on original credit scores as of June 30, 2021 and the amortized cost of consumer loans based on original credit scores as of December 31, 2020:

CONSUMER	As of June 30, 2021
	Term Loans								As of December 31, 2020
Puerto Rico and Virgin Islands region	Amortized Cost Basis by Origination Year (1)
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Auto loans
Original FICO score:
Less than 620	$28,752	$36,885	$38,932	$19,189	$8,372	$7,510	$-	$139,640	$135,006
Greater than or equal to 620 and less than 680	90,111	120,750	123,895	73,716	29,760	17,988	-	456,220	430,434
Greater than or equal to 680 and less than 740	102,791	123,649	109,330	61,591	26,221	15,351	-	438,933	392,871
Greater than or equal to 740	107,539	116,932	84,422	40,740	20,750	12,763	-	383,146	319,815
Total auto loans	$329,193	$398,216	$356,579	$195,236	$85,103	$53,612	$-	$1,417,939	$1,278,126

Finance leases
Original FICO score:
Less than 620	$2,336	$2,844	$4,657	$3,253	$1,399	$486	$-	$14,975	$15,182
Greater than or equal to 620 and less than 680	19,823	26,958	32,031	23,037	9,383	4,330	-	115,562	111,180
Greater than or equal to 680 and less than 740	40,873	50,556	52,472	39,437	14,520	9,557	-	207,415	191,846
Greater than or equal to 740	43,411	46,796	44,705	28,332	7,510	8,050	-	178,804	154,781
Total finance leases	$106,443	$127,154	$133,865	$94,059	$32,812	$22,423	$-	$516,756	$472,989

Personal loans
Original FICO score:
Less than 620	$1,662	$1,463	$2,077	$1,625	$999	$2,603	$-	$10,429	$10,950
Greater than or equal to 620 and less than 680	5,085	8,086	19,628	7,691	2,857	1,584	-	44,931	49,665
Greater than or equal to 680 and less than 740	18,533	29,894	53,293	24,294	12,435	9,201	-	147,650	160,480
Greater than or equal to 740	16,723	26,196	46,077	24,888	12,211	8,352	-	134,447	146,622
Unscorable	-	606	1,553	533	293	423	-	3,408	4,294
Total personal loans	$42,003	$66,245	$122,628	$59,031	$28,795	$22,163	$-	$340,865	$372,011

Credit cards
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$12,164	$12,164	$12,978
Greater than or equal to 620 and less than 680	-	-	-	-	-	-	56,410	56,410	60,961
Greater than or equal to 680 and less than 740	-	-	-	-	-	-	127,774	127,774	137,563
Greater than or equal to 740	-	-	-	-	-	-	96,269	96,269	103,938
Unscorable	-	-	-	-	-	-	-	-	4,384
Total credit cards	$-	$-	$-	$-	$-	$-	$292,617	$292,617	$319,824

Other consumer loans
Original FICO score:
Less than 620	$3,035	$3,375	$7,479	$2,037	$1,124	$1,935	$3,211	$22,196	$23,740
Greater than or equal to 620 and less than 680	13,748	11,525	16,742	5,079	2,470	5,703	1,803	57,070	61,667
Greater than or equal to 680 and less than 740	9,580	10,210	9,401	3,877	1,455	1,354	3,011	38,888	38,602
Greater than or equal to 740	2,250	3,254	2,746	845	372	130	1,498	11,095	11,535
Unscorable	-	-	-	-	-	-	189	189	4,438
Total other consumer loans	$28,613	$28,364	$36,368	$11,838	$5,421	$9,122	$9,712	$129,438	$139,982

Total consumer loans in Puerto Rico and Virgin Islands region	$506,252	$619,979	$649,440	$360,164	$152,131	$107,320	$302,329	$2,697,615	$2,582,932

(1) Excludes accrued interest receivable.

CONSUMER	As of June 30, 2021
	Term Loans								As of December 31, 2020
Florida region	Amortized Cost Basis by Origination Year (1)
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Auto loans
Original FICO score:
Less than 620	$-	$-	$17	$589	$452	$432	$-	$1,490	$2,269
Greater than or equal to 620 and less than 680	-	-	382	2,820	2,104	996	-	6,302	9,042
Greater than or equal to 680 and less than 740	-	-	261	2,071	905	341	-	3,578	5,094
Greater than or equal to 740	-	-	190	946	191	52	-	1,379	1,893
Total auto loans	$-	$-	$850	$6,426	$3,652	$1,821	$-	$12,749	$18,298

Finance leases
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$-	$-	$-
Greater than or equal to 620 and less than 680	-	-	-	-	-	-	-	-	-
Greater than or equal to 680 and less than 740	-	-	-	-	-	-	-	-	-
Greater than or equal to 740	-	-	-	-	-	-	-	-	-
Total finance leases	$-	$-	$-	$-	$-	$-	$-	$-	$-

Personal loans
Original FICO score:
Less than 620	$9	$25	$2	$-	$-	$-	$-	$36	$107
Greater than or equal to 620 and less than 680	-	6	-	-	-	-	-	6	8
Greater than or equal to 680 and less than 740	-	-	20	-	-	-	-	20	38
Greater than or equal to 740	-	74	-	-	-	-	-	74	4
Total personal loans	$9	$105	$22	$-	$-	$-	$-	$136	$157

Credit cards
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$-	$-	$-
Greater than or equal to 620 and less than 680	-	-	-	-	-	-	-	-	-
Greater than or equal to 680 and less than 740	-	-	-	-	-	-	-	-	-
Greater than or equal to 740	-	-	-	-	-	-	-	-	-
Total credit cards	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other consumer loans
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$78	$78	$164
Greater than or equal to 620 and less than 680	-	186	-	-	-	381	66	633	1,023
Greater than or equal to 680 and less than 740	-	175	-	41	49	1,240	409	1,914	2,180
Greater than or equal to 740	241	129	-	-	24	2,306	2,128	4,828	4,889
Total other consumer loans	$241	$490	$-	$41	$73	$3,927	$2,681	$7,453	$8,256

Total consumer loans in Florida region	$250	$595	$872	$6,467	$3,725	$5,748	$2,681	$20,338	$26,711

(1) Excludes accrued interest receivable.

CONSUMER	As of June 30, 2021
	Term Loans								As of December 31, 2020
Total	Amortized Cost Basis by Origination Year (1)
(In thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Auto loans
Original FICO score:
Less than 620	$28,752	$36,885	$38,949	$19,778	$8,824	$7,942	$-	$141,130	$137,275
Greater than or equal to 620 and less than 680	90,111	120,750	124,277	76,536	31,864	18,984	-	462,522	439,476
Greater than or equal to 680 and less than 740	102,791	123,649	109,591	63,662	27,126	15,692	-	442,511	397,965
Greater than or equal to 740	107,539	116,932	84,612	41,686	20,941	12,815	-	384,525	321,708
Total auto loans	$329,193	$398,216	$357,429	$201,662	$88,755	$55,433	$-	$1,430,688	$1,296,424

Finance leases
Original FICO score:
Less than 620	$2,336	$2,844	$4,657	$3,253	$1,399	$486	$-	$14,975	$15,182
Greater than or equal to 620 and less than 680	19,823	26,958	32,031	23,037	9,383	4,330	-	115,562	111,180
Greater than or equal to 680 and less than 740	40,873	50,556	52,472	39,437	14,520	9,557	-	207,415	191,846
Greater than or equal to 740	43,411	46,796	44,705	28,332	7,510	8,050	-	178,804	154,781
Total finance leases	$106,443	$127,154	$133,865	$94,059	$32,812	$22,423	$-	$516,756	$472,989

Personal loans
Original FICO score:
Less than 620	$1,671	$1,488	$2,079	$1,625	$999	$2,603	$-	$10,465	$11,057
Greater than or equal to 620 and less than 680	5,085	8,092	19,628	7,691	2,857	1,584	-	44,937	49,673
Greater than or equal to 680 and less than 740	18,533	29,894	53,313	24,294	12,435	9,201	-	147,670	160,518
Greater than or equal to 740	16,723	26,270	46,077	24,888	12,211	8,352	-	134,521	146,626
Unscorable	-	606	1,553	533	293	423	-	3,408	4,294
Total personal loans	$42,012	$66,350	$122,650	$59,031	$28,795	$22,163	$-	$341,001	$372,168

Credit cards
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$12,164	$12,164	$12,978
Greater than or equal to 620 and less than 680	-	-	-	-	-	-	56,410	56,410	60,961
Greater than or equal to 680 and less than 740	-	-	-	-	-	-	127,774	127,774	137,563
Greater than or equal to 740	-	-	-	-	-	-	96,269	96,269	103,938
Unscorable	-	-	-	-	-	-	-	-	4,384
Total credit cards	$-	$-	$-	$-	$-	$-	$292,617	$292,617	$319,824

Other consumer loans
Original FICO score:
Less than 620	$3,035	$3,375	$7,479	$2,037	$1,124	$1,935	$3,289	$22,274	$23,904
Greater than or equal to 620 and less than 680	13,748	11,711	16,742	5,079	2,470	6,084	1,869	57,703	62,690
Greater than or equal to 680 and less than 740	9,580	10,385	9,401	3,918	1,504	2,594	3,420	40,802	40,782
Greater than or equal to 740	2,491	3,383	2,746	845	396	2,436	3,626	15,923	16,424
Unscorable	-	-	-	-	-	-	189	189	4,438
Total other consumer loans	$28,854	$28,854	$36,368	$11,879	$5,494	$13,049	$12,393	$136,891	$148,238

Total consumer loans	$506,502	$620,574	$650,312	$366,631	$155,856	$113,068	$305,010	$2,717,953	$2,609,643

(1) Excludes accrued interest receivable.

Accrued interest receivable on loans totaled $49.8 million as of June 30, 2021 ($57.2 million as of December 31, 2020), was reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and is excluded from the estimate of credit losses.

The following tables present information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of June 30, 2021 and December 31, 2020:

June 30, 2021
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
Puerto Rico and Virgin Islands region	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	106,551	24,063	1,500	108,051	24,063
Commercial loans:
Construction loans	-	-	5,606	5,606	-
Commercial mortgage loans	16,528	1,312	50,515	67,043	1,312
C&I loans	3,755	534	40,059	43,814	534
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	145	2	-	145	2
Credit cards	-	-	-	-	-
Other consumer loans	977	184	-	977	184
	$127,956	$26,095	$97,680	$225,636	$26,095

December 31, 2020
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
Puerto Rico and Virgin Islands region	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	100,950	9,582	7,145	108,095	9,582
Commercial loans:
Construction loans	6,036	500	6,125	12,161	500
Commercial mortgage loans	17,882	1,923	49,241	67,123	1,923
C&I loans	21,933	880	24,728	46,661	880
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	146	2	-	146	2
Credit cards	-	-	-	-	-
Other consumer loans	857	113	-	857	113
	$147,804	$13,000	$87,239	$235,043	$13,000

June 30, 2021
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
Florida region	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	6,245	637	2,524	8,769	637
Commercial loans:
Construction loans	-	-	-	-	-
Commercial mortgage loans	-	-	2,296	2,296	-
C&I loans	-	-	513	513	-
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	-	-	-	-	-
Credit cards	-	-	-	-	-
Other consumer loans	179	53	-	179	53
	$6,424	$690	$5,333	$11,757	$690

December 31, 2020
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
Florida region	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	6,224	988	2,400	8,624	988
Commercial loans:
Construction loans	-	-	-	-	-
Commercial mortgage loans	-	-	2,327	2,327	-
C&I loans	-	-	561	561	-
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	-	-	-	-	-
Credit cards	-	-	-	-	-
Other consumer loans	248	83	-	248	83
	$6,472	$1,071	$5,288	$11,760	$1,071

June 30, 2021
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
Total	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	112,796	24,700	4,024	116,820	24,700
Commercial loans:
Construction loans	-	-	5,606	5,606	-
Commercial mortgage loans	16,528	1,312	52,811	69,339	1,312
C&I loans	3,755	534	40,572	44,327	534
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	145	2	-	145	2
Credit cards	-	-	-	-	-
Other consumer loans	1,156	237	-	1,156	237
	$134,380	$26,785	$103,013	$237,393	$26,785

December 31, 2020
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
Total	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	107,174	10,570	9,545	116,719	10,570
Commercial loans:
Construction loans	6,036	500	6,125	12,161	500
Commercial mortgage loans	17,882	1,923	51,568	69,450	1,923
C&I loans	21,933	880	25,289	47,222	880
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	146	2	-	146	2
Credit cards	-	-	-	-	-
Other consumer loans	1,105	196	-	1,105	196
	$154,276	$14,071	$92,527	$246,803	$14,071

The allowance related to collateral dependent loans reported in the tables above includes qualitative adjustments applied to the loan portfolio that consider possible changes in circumstances that could ultimately impact credit losses and might not be reflected in historical data or forecasted data incorporated in the quantitative models. The underlying collateral for residential mortgage and consumer collateral dependent loans consisted of single-family residential properties, and for commercial and construction loans consisted primarily of office buildings, multifamily residential properties, and retail establishments. The weighted-average loan-to-value coverage for collateral dependent loans as of June 30, 2021 was 78%. There were no significant changes in the extent to which collateral secured the Corporation’s collateral dependent financial assets during the second quarter and first six months of 2021.

Purchases and Sales of Loans

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and GSEs, such as FNMA and FHLMC, which generally securitize the transferred loans into MBS for sale into the secondary market. During the first six months of 2021, the Corporation sold $106.8 million of FHA/VA mortgage loans to GNMA, which packaged them into MBS, compared to sales of $84.9 million for the first six months of 2020. Also, during the first six months of 2021, the Corporation sold approximately $191.4 million of performing residential mortgage loans to FNMA and FHLMC, compared to sales of $72.6 million during the first six months of 2020. The Corporation’s continuing involvement with the loans that it sells consists primarily of servicing the loans. In addition, the Corporation agrees to repurchase loans if it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, “Transfer and Servicing,” once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan. As of June 30, 2021 and December 31, 2020, rebooked GNMA delinquent loans that were included in the residential mortgage loan portfolio amounted to $8.0 million and $10.7 million, respectively.

During the first six months of 2021 and 2020, the Corporation repurchased, pursuant to the aforementioned repurchase option, $0.3 million and $5.2 million, respectively, of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA, which is computed at the loan’s interest rate, and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. On May 14, 2020, in response to the national emergency declared by the U.S. President related to the COVID-19 pandemic, GNMA announced a temporary relief that excludes any new borrower delinquencies, occurring on or after April 2020, from the calculation of delinquency and default ratios established in the GNMA MBS guide. This exclusion was extended automatically to issuers that were compliant with GNMA delinquency rate thresholds as reflected by their April 2020 investor accounting report, reflecting March 2020 servicing data. The exemptions and delinquent loan exclusions will automatically expire on January 31, 2022, unless earlier rescinded or extended by GNMA, or the end of the national emergency, whichever comes earlier. Historically, losses for violations of representations and warranties, and on optional repurchases of GNMA delinquent loans, have been immaterial and no provision has been made at the time of sale.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $303 thousand and $41 thousand during the first six months of 2021 and 2020, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies.

During the first quarter of 2021, three criticized commercial loan participations totaling $28.2 million were transferred to held for sale. These transfers resulted in charge-offs of $0.7 million in the first quarter of 2021. Two of these participations totaling $24.0 million were sold during the first six months of 2021.

In addition, during the first six months of 2021, the Corporation purchased three commercial and industrial loans participation in the Florida region totaling $50.0 million.

Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment portfolio of $11.4 billion as of June 30, 2021, credit risk concentration was approximately 78% in Puerto Rico, 18% in the United States, and 4% in the USVI and BVI.

As of June 30, 2021, the Corporation had $195.0 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $201.3 million as of December 31, 2020. As of June 30, 2021, approximately $106.9 million consisted of loans extended to municipalities in Puerto Rico that are supported by assigned property tax revenues, and $37.4 million of municipal special obligation bonds. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of budgetary subsidies provided by the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required to satisfy the payment of all of their respective general obligation bonds and notes. Late in 2015, the Government Development Bank for Puerto Rico (“GDB”) and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of June 30, 2021 included $13.3 million in loans granted to an affiliate of the Puerto Rico Electric Power Authority (“PREPA”) and $37.4 million in loans to an agency of the Puerto Rico central government.

In addition, as of June 30, 2021, the Corporation had $99.9 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2020 – $106.5 million). Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2018, the PRHFA’s mortgage loans insurance program covered loans in an aggregate amount of approximately $536 million. The regulations adopted by the PRHFA, requires the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance program. As of June 30, 2018, the most recent date as of which information is available, the PRHFA had an unrestricted deficit of approximately $5.9 million with respect to required reserves for the mortgage loan insurance program.

The Corporation cannot predict at this time the ultimate effect on the Puerto Rico economy, the Corporation’s clients, and the Corporation’s financial condition and results of operations of the financial situation of the Commonwealth of Puerto Rico, the uncertainty about the ultimate outcomes of the debt restructuring process, and the various legislative and other measures adopted and to be adopted by the Puerto Rico government and the PROMESA oversight board in response to such fiscal situation.

The Corporation also has credit exposure to USVI government entities. As of June 30, 2021, the Corporation had $60.5 million in loans to USVI government instrumentalities and public corporations, compared to $61.8 million as of December 31, 2020. Of the amount outstanding as of June 30, 2021, public corporations of the USVI owed approximately $37.3 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of June 30, 2021, all loans were currently performing and up to date on principal and interest payments. The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of a borrower’s financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual C&I, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of June 30, 2021, the Corporation’s total TDR loans held for investment of $450.1 million consisted of $301.2 million of residential mortgage loans, $68.8 million of C&I loans, $60.5 million of commercial mortgage loans, $3.1 million of construction loans, and $16.4 million of consumer loans. As of June 30, 2021, the Corporation has committed to lend up to additional $26 thousand on these loans.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of June 30, 2021, the Corporation included as TDRs $0.5 million of residential mortgage loans that were participating in or had been offered a trial modification.

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

Under the provisions of the CARES Act of 2020, as amended by the Consolidated Appropriations Act, 2021 enacted on December 27, 2020, financial institutions may permit loan modifications for borrowers affected by the COVID-19 pandemic through January 1, 2022 without categorizing the modifications as TDRs, as long as the loan meets certain conditions, including the requirement that the loan was not more than 30 days past due as of December 31, 2019. As of June 30, 2021, commercial loans totaling $326.4 million, or 2.87% of the balance of the total loan portfolio held for investment, were permanently modified under the provisions of Section 4013 of the CARES Act of 2020, as amended by Division N, Title V, Section 541 of the Consolidated Appropriations Act. These permanent modifications on commercial loans were primarily related to borrowers in industries with longer expected recovery times, mostly hospitality, retail and entertainment industries. With respect to temporary deferred repayment arrangements established in 2020 to assist borrowers affected by the COVID-19 pandemic, as of June 30, 2021, all loans previously modified under such programs have completed their deferral period.

Selected information on the Corporation’s TDR loans held for investment based on the amortized cost by loan class and modification type is summarized in the following tables as of the indicated dates:

	As of June 30, 2021
Puerto Rico and Virgin Islands region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$17,236	$10,954	$203,362	$-	$222	$65,121	$296,895
Construction loans	19	1,491	1,434	-	-	169	3,113
Commercial mortgage loans	1,441	727	32,922	-	16,224	6,904	58,218
C&I loans	227	2,482	13,444	-	17,403	34,811	68,367
Consumer loans:
Auto loans	-	300	3,514	-	-	4,543	8,357
Finance leases	-	4	406	-	-	673	1,083
Personal loans	55	7	443	-	-	423	928
Credit cards	-	-	2,711	10	-	-	2,721
Other consumer loans	1,088	953	302	165	-	311	2,819
Total TDRs in Puerto Rico and Virgin Islands region	$20,066	$16,918	$258,538	$175	$33,849	$112,955	$442,501

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

	As of June 30, 2021
Florida region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$959	$395	$2,915	$-	$-	$16	$4,285
Construction loans	-	-	-	-	-	-	-
Commercial mortgage loans	-	822	1,474	-	-	-	2,296
C&I loans	-	290	-	-	-	179	469
Consumer loans:
Auto loans	-	41	12	-	-	-	53
Finance leases	-	-	-	-	-	-	-
Personal loans	-	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-	-
Other consumer loans	-	-	109	-	-	365	474
Total TDRs in Florida region	$959	$1,548	$4,510	$-	$-	$560	$7,577

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

	As of June 30, 2021
Total	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$18,195	$11,349	$206,277	$-	$222	$65,137	$301,180
Construction loans	19	1,491	1,434	-	-	169	3,113
Commercial mortgage loans	1,441	1,549	34,396	-	16,224	6,904	60,514
C&I loans	227	2,772	13,444	-	17,403	34,990	68,836
Consumer loans:
Auto loans	-	341	3,526	-	-	4,543	8,410
Finance leases	-	4	406	-	-	673	1,083
Personal loans	55	7	443	-	-	423	928
Credit cards	-	-	2,711	10	-	-	2,721
Other consumer loans	1,088	953	411	165	-	676	3,293
Total TDRs	$21,025	$18,466	$263,048	$175	$33,849	$113,515	$450,078

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

The following table presents the Corporation's TDR loans held for investment activity for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In thousands)
Beginning balance of TDRs	$460,204	$497,295	$479,196	$487,997
New TDRs	4,119	5,421	7,138	28,546
Increases to existing TDRs	23	3,508	57	3,611
Charge-offs post modification	(586)	(1,178)	(3,495)	(3,515)
Foreclosures	(744)	(27)	(1,610)	(1,638)
Removed from TDR classification	-	-	(6,023)	-
Paid-off, partial payments and other	(12,938)	(8,812)	(25,185)	(18,794)
Ending balance of TDRs	$450,078	$496,207	$450,078	$496,207

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, a loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can, and are likely to, continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a nonaccrual loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. During the first six months of 2021, the Corporation removed $6.0 million in loans from the TDR classification as the borrower was no longer experiencing financial difficulties, the outstanding loans are at market terms, and did not contain any concession to the borrower. The Corporation did not remove any loans from the TDR classification during the first six months of 2020.

The following tables provide a breakdown of the TDR loans held for investment by those in accrual and nonaccrual status as of the indicated dates:

June 30, 2021	Puerto Rico and
	Virgin Islands region			Florida region			Total
	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Conventional residential mortgage loans	$242,736	$54,159	$296,895	$3,438	$847	$4,285	$246,174	$55,006	$301,180
Construction loans	2,372	741	3,113	-	-	-	2,372	741	3,113
Commercial mortgage loans	41,493	16,725	58,218	2,296	-	2,296	43,789	16,725	60,514
C&I loans	63,697	4,670	68,367	-	469	469	63,697	5,139	68,836
Consumer loans:
Auto loans	5,331	3,026	8,357	53	-	53	5,384	3,026	8,410
Finance leases	1,080	3	1,083	-	-	-	1,080	3	1,083
Personal loans	914	14	928	-	-	-	914	14	928
Credit Cards	2,721	-	2,721	-	-	-	2,721	-	2,721
Other consumer loans	2,503	316	2,819	474	-	474	2,977	316	3,293
Total TDRs	$362,847	$79,654	$442,501	$6,261	$1,316	$7,577	$369,108	$80,970	$450,078

(1)

Included in nonaccrual loans are $8.0 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

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

(1)

Included in nonaccrual loans are $5.9 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

TDR loans exclude restructured residential mortgage loans that are government-guaranteed (e.g., FHA/VA loans) totaling $58.3 million as of June 30, 2021 (compared with $58.7 million as of December 31, 2020). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government; therefore, the risk of loss on these types of loans is very low.

Loan modifications that are considered TDR loans completed during the quarters and six-month periods ended June 30, 2021 and 2020 were as follows:

Quarter Ended June 30, 2021

	Puerto Rico and Virgin Islands region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	12	$956	$956	2	$575	$575	14	$1,531	$1,531
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	2	493	532	-	-	-	2	493	532
C&I loans	1	295	172	1	299	299	2	594	471
Consumer loans:
Auto loans	34	622	626	-	-	-	34	622	626
Finance leases	10	171	173	-	-	-	10	171	173
Personal loans	17	201	207	-	-	-	17	201	207
Credit Cards	98	530	530	-	-	-	98	530	530
Other consumer loans	11	49	49	-	-	-	11	49	49
Total TDRs	185	$3,317	$3,245	3	$874	$874	188	$4,191	$4,119

Quarter Ended June 30, 2020

	Puerto Rico and Virgin Islands region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	20	$1,233	$1,224	-	$-	$-	20	$1,233	$1,224
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	-	-	-	-	-	-	-	-	-
C&I loans	3	3,678	3,678	-	-	-	3	3,678	3,678
Consumer loans:
Auto loans	15	203	201	-	-	-	15	203	201
Finance leases	4	70	70	-	-	-	4	70	70
Personal loans	3	29	29	-	-	-	3	29	29
Credit Cards	40	205	205	-	-	-	40	205	205
Other consumer loans	21	15	14	-	-	-	21	15	14
Total TDRs	106	$5,433	$5,421	-	$-	$-	106	$5,433	$5,421

Six-Month Period Ended June 30, 2021

	Puerto Rico and Virgin Islands region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	22	$2,002	$1,901	3	$896	$896	25	$2,898	$2,797
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	4	658	697	-	-	-	4	658	697
C&I loans	1	295	172	1	299	299	2	594	471
Consumer loans:
Auto loans	79	1,440	1,441	-	-	-	79	1,440	1,441
Finance leases	23	360	361	-	-	-	23	360	361
Personal loans	23	227	233	-	-	-	23	227	233
Credit Cards	163	964	964	-	-	-	163	964	964
Other consumer loans	41	174	174	-	-	-	41	174	174
Total TDRs	356	$6,120	$5,943	4	$1,195	$1,195	360	$7,315	$7,138

Six-Month Period Ended June 30, 2020

	Puerto Rico and Virgin Islands region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	52	$4,357	$3,784	-	$-	$-	52	$4,357	$3,784
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	2	75	81	-	-	-	2	75	81
C&I loans	6	22,064	22,064	-	-	-	6	22,064	22,064
Consumer loans:
Auto loans	96	1,444	1,436	-	-	-	96	1,444	1,436
Finance leases	25	354	354	-	-	-	25	354	354
Personal loans	16	142	140	-	-	-	16	142	140
Credit Cards	97	485	485	-	-	-	97	485	485
Other consumer loans	85	195	202	-	-	-	85	195	202
Total TDRs	379	$29,116	$28,546	-	$-	$-	379	$29,116	$28,546

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

Loan modifications considered TDR loans that defaulted during the quarters and six-month periods ended June 30, 2021 and 2020, and had become TDR during the 12-months preceding the default date, were as follows:

	Quarter Ended June 30,
	2021		2020
Puerto Rico and Virgin Islands region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	-	$-	-	$-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	-	-
Consumer loans:
Auto loans	17	174	11	147
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	11	86	22	100
Other consumer loans	2	3	7	19
Total Puerto Rico and Virgin Islands region	30	$263	40	$266

Quarter Ended June 30,
	2021		2020
Florida region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	-	$-	-	$-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	-	-
Consumer loans:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	-	-	-	-
Other consumer loans	-	-	-	-
Total in Florida region	-	$-	-	$-

	Quarter Ended June 30,
	2021		2020
Total	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	-	$-	-	$-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	-	-
Consumer loans:
Auto loans	17	174	11	147
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	11	86	22	100
Other consumer loans	2	3	7	19
Total	30	$263	40	$266

	Six-Month Period Ended June 30,
	2021		2020
Puerto Rico and Virgin Islands region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	2	$178	6	$1,889
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	1	35
Consumer loans:
Auto loans	46	731	21	323
Finance leases	-	-	1	5
Personal loans	-	-	1	7
Credit cards	12	93	27	114
Other consumer loans	9	36	36	127
Total Puerto Rico and Virgin Islands region	69	$1,038	93	$2,500

Six-Month Period Ended June 30,
	2021		2020
Florida region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	-	$-	-	$-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	-	-
Consumer loans:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	-	-	-	-
Other consumer loans	-	-	-	-
Total in Florida region	-	$-	-	$-

	Six-Month Period Ended June 30,
	2021		2020
Total	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	2	$178	6	$1,889
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	1	35
Consumer loans:
Auto loans	46	731	21	323
Finance leases	-	-	1	5
Personal loans	-	-	1	7
Credit cards	12	93	27	114
Other consumer loans	9	36	36	127
Total	69	$1,038	93	$2,500

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

The following tables provide additional information about the activity of this type of loan restructuring, and the effect on the ACL in the second quarter and first six months of 2021 and 2020:

	Quarter Ended				Quarter Ended
	June 30, 2021				June 30, 2020
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
Beginning balance of A/B Notes	$16,298	$27,048	$1,519	$44,865	$22,652	$26,396	$1,858	$50,906
Increase to existing TDRs	-	-	-	-	-	371	34	405
Principal repayments	(73)	(306)	(43)	(422)	(53)	-	-	(53)
Ending balance of A/B Notes	$16,225	$26,742	$1,476	$44,443	$22,599	$26,767	$1,892	$51,258

	Six-Month Period Ended				Six-Month Period Ended
	June 30, 2021				June 30, 2020
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
Beginning balance of A/B Notes	$16,475	$27,050	$1,562	$45,087	$22,749	$26,596	$1,883	$51,228
Increase to existing TDRs	-	-	-	-	-	371	34	405
Principal repayments	(150)	(308)	(86)	(544)	(150)	(200)	(25)	(375)
Charge-offs	(100)	-	-	(100)	-	-	-	-
Ending balance of A/B Notes	$16,225	$26,742	$1,476	$44,443	$22,599	$26,767	$1,892	$51,258

	Quarter Ended				Quarter Ended
	June 30, 2021				June 30, 2020
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
ACL at the beginning of the period for A/B Notes	$-	$-	$-	$-	$3,116	$1	$-	$3,117
Provision for credit losses - expense	-	-	-	-	530	437	-	967
ACL at the end of the period for A/B notes	$-	$-	$-	$-	$3,646	$438	$-	$4,084

	Six-Month Period Ended				Six-Month Period Ended
	June 30, 2021				June 30, 2020
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
ACL at the beginning of the
period for A/B Notes	$-	$401	$-	$401	$3,516	$14	$-	$3,530
Impact of adopting CECL	-	-	-	-	(415)	89	-	(326)
Provision for credit losses -
expense (benefit)	100	(401)	-	(301)	545	335	-	880
Charge-offs	(100)	-	-	(100)	-	-	-	-
ACL at the end of the period for A/B notes	$-	$-	$-	$-	$3,646	$438	$-	$4,084

Approximately $38.0 million of the balance of loans restructured using the A/B Note restructure workout strategy were in accrual status as of June 30, 2021.

NOTE 8 – ALLOWANCE FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following table presents the activity in the ACL for loans and finance leases by portfolio segment for the indicated periods:

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage	Commercial & Industrial Loans	Consumer Loans	Total

Quarter Ended June 30, 2021
(In thousands)
ACL:
Beginning balance	$114,044	$4,915	$99,782	$32,087	$108,108	$358,936
Provision for credit losses - expense (benefit)	825	(196)	(27,299)	(426)	794	(26,302)
Charge-offs	(2,927)	-	(81)	(60)	(14,798)	(17,866)
Recoveries	940	38	50	5,869	3,293	10,190
Ending balance	$112,882	$4,757	$72,452	$37,470	$97,397	$324,958

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage	Commercial & Industrial Loans	Consumer Loans	Total

Six-Month Period Ended June 30, 2021
(In thousands)
ACL:
Beginning balance	$120,311	$5,380	$109,342	$37,944	$112,910	$385,887
Provision for credit losses - (benefit) expense	(3,350)	(652)	(36,119)	(5,738)	5,114	(40,745)
Charge-offs	(5,752)	(45)	(875)	(869)	(26,559)	(34,100)
Recoveries	1,673	74	104	6,133	5,932	13,916
Ending balance	$112,882	$4,757	$72,452	$37,470	$97,397	$324,958

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Consumer Loans	Total

Quarter Ended June 30, 2020
(In thousands)
ACL:
Beginning balance	$107,082	$5,253	$33,971	$38,310	$108,158	$292,774
Provision for credit losses - expense (benefit)	6,162	2,601	15,439	(5)	12,211	36,408
Charge-offs	(1,922)	(71)	(18)	(48)	(9,990)	(12,049)
Recoveries	128	17	43	53	1,923	2,164
Ending balance	$111,450	$7,800	$49,435	$38,310	$112,302	$319,297

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Consumer Loans	Total

Six-Month Period Ended June 30, 2020
(In thousands)
ACL:
Beginning balance, prior to the adoption of CECL	$44,806	$2,370	$39,194	$15,198	$53,571	$155,139
Impact of adopting CECL	49,837	797	(19,306)	14,731	35,106	81,165
Provision for credit losses	22,380	4,663	29,606	8,386	45,418	110,453
Charge-offs	(6,357)	(74)	(146)	(173)	(25,494)	(32,244)
Recoveries	784	44	87	168	3,701	4,784
Ending balance	$111,450	$7,800	$49,435	$38,310	$112,302	$319,297

The Corporation estimates the ACL following the methodologies described in Note 1, – Basis of Presentation and Significant Accounting Policies, in the audited consolidated financial statements included in the 2020 Annual Report on Form 10-K, for each portfolio segment. As of June 30, 2021, the Corporation used the base-case economic scenario from Moody’s Analytics to estimate the ACL. The current baseline scenario shows improvement in 2021 projected unemployment rate, and commercial real estate price index when compared to previous estimates. For example, average commercial real estate price index contraction for the remaining of 2021 is now at 4.96%, compared to an average contraction of 9.01% in the previous forecast. The Puerto Rico, U.S., and Florida forecasted unemployment rate for 2022, in average, is now 7.25%, 3.70%, and 2.70%, respectively. The previous estimate was 7.52% for Puerto Rico, 4.89% for U.S., and 4.5% for Florida, showing a modest improvement for all regions. Expectations for 2022 and 2023, for these macroeconomic variables, respectively, also present an improvement over the forecasted period.

As of June 30, 2021, the ACL for loans and finance leases was $325.0 million, down $60.9 million from December 31, 2020, driven by positive changes in the outlook of macroeconomic assumptions to which the reserve is correlated. The ACL for commercial and construction loans decreased by $38.0 million in the first half of 2021, primarily reflecting an improvement in the outlook of macroeconomic variables, including improvements in the commercial real estate price index and unemployment rate forecasts, the overall decline in the size of these portfolios, and the effect of a $5.2 million loan loss recovery recorded in 2021 in connection with a paydown of a nonaccrual commercial and industrial loan. In addition, there was a $15.5 million decrease in the ACL for consumer loans and a $7.4 million decrease in the ACL for residential mortgage loans. The decrease in the ACL for consumer loans consisted of net charge-offs of $20.6 million, primarily taken on personal loans and credit card loans, partially offset by charges to the provision of $5.1 million recorded in the first half of 2021 to, among other things, account for the increase in the size of the portfolio of auto loans and finance leases and increases in cumulative historical charge-off levels for personal loans. The decrease in the ACL for residential mortgage loans consisted of net charge-offs of $4.1 million and a provision recapture of $3.4 million that was primarily related to improvements in the outlook of macroeconomic variables, such as regional unemployment rate and Home Price Index, and the overall portfolio decrease. For those loans where the ACL was determined based on a discounted cash flow model, the change in the ACL due to the passage of time is recorded as part of the provision for credit losses.

The tables below present the ACL related to loans and finance leases and the carrying value of loans by portfolio segment as of June 30, 2021 and December 31, 2020:
	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial and Industrial Loans (1)	Consumer Loans	Total
As of June 30, 2021

(Dollars in thousands)
Total loans held for investment:
Amortized cost of loans	$3,253,857	$177,032	$2,154,889	$3,083,863	$2,717,953	11,387,594
Allowance for credit losses	112,882	4,757	72,452	37,470	97,397	324,958
Allowance for credit losses to
amortized cost	3.47%	2.69%	3.36%	1.22%	3.58	2.85%

As of December 31, 2020	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial and Industrial Loans (1)	Consumer Loans	Total

(Dollars in thousands)

Total loans held for investment:
Amortized cost of loans	$3,521,954	$212,500	$2,230,602	$3,202,590	$2,609,643	$11,777,289
Allowance for credit losses	120,311	5,380	109,342	37,944	112,910	385,887
Allowance for credit losses to
amortized cost	3.42%	2.53%	4.90%	1.18%	4.33%	3.28%

(1)	As of June 30, 2021 and December 31, 2020, includes $349.3 million and $406.0 million of SBA PPP loans, respectively, which require no ACL as these loans are 100% guaranteed by the SBA.

In addition, the Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, such as unfunded loan commitments and standby letters of credit for commercial and construction loans, unless the obligation is unconditionally cancellable by the Corporation. The Corporation estimates the ACL for these off-balance sheet exposures following the methodology described in Note 1 - Basis of Presentation and Significant Accounting Policies, in the audited consolidated financial statements, which are included in the 2020 Annual Report on Form 10-K. As of June 30, 2021, the ACL for off-balance sheet credit exposures was $2.7 million, down $2.4 million from $5.1 million as of December 31, 2020. The decrease was mainly in connection with improvements in the outlook of macroeconomic variables.

The following table presents the activity in the ACL for unfunded loan commitments and standby letters of credit for the quarters and six-month periods ended June 30, 2021 and 2020:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In thousands)
Beginning Balance	$4,399	$5,741	$5,105	$-
Impact of adopting CECL	-	-	-	3,922
Provision for credit losses - (benefit) expense	(1,669)	1,343	(2,375)	3,162
Ending balance	$2,730	$7,084	$2,730	$7,084

NOTE 9 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio as of the dates indicated was composed of:

	June 30, 2021	December 31, 2020
(In thousands)
Residential mortgage loans	$28,695	$50,289
Commercial and Industrial loans (1)	4,004	-
Total	$32,699	$50,289

(1)

During the first quarter of 2021, three criticized commercial loan participations totaling $28.2 million were transferred to held for sale. These transfers resulted in charge-offs of $0.7 million in the first quarter of 2021. Two of these participations totaling $24.0 million were sold during the first six months of 2021.

NOTE 10 – OTHER REAL ESTATE OWNED

The following table presents the OREO inventory as of the dates indicated:

	June 30,	December 31,
	2021	2020
(In thousands)
OREO
OREO balances, carrying value:
Residential (1)	$29,172	$32,418
Commercial	31,494	44,356
Construction	5,920	6,286
Total	$66,586	$83,060

(1)

Excludes $18.5 million and $18.6 million as of June 30, 2021 and December 31, 2020, respectively, of foreclosures that meet the conditions of ASC Subtopic 310-40 "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure," and are presented as a receivable part of other assets in the consolidated statements of financial condition.

NOTE 11 – LEASES

The Corporation accounts for its leases in accordance with ASC 842 “Leases” (“ASC Topic 842”), which it adopted on January 1, 2019. ASC Topic 842 requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying lease asset. The Corporation’s operating leases are primarily related to the Corporation’s branches and leased commercial space for automated teller machines (“ATMs”). Our leases mainly have terms ranging from two years to thirty years, some of which include options to extend the leases for up to seven years. Liabilities to make future lease payments are recorded in accounts payable and other liabilities, while right-of-use (“ROU”) assets are recorded in other assets in the Corporation’s consolidated statements of financial condition. As of June 30, 2021, and December 31, 2020, the Corporation did not have a lease that qualifies as a finance lease.

Operating lease cost for the quarter and six-month period ended June 30, 2021 amounted to $5.6 million and $10.6 million, respectively (2020 - $2.6 million and $5.2 million, respectively), recorded in occupancy and equipment in the consolidated statement of income.

Supplemental balance sheet information related to leases as of the dates indicated was as follows:

	June 30,	December 31,
	2021	2020
(Dollars in thousands)

ROU asset	$97,047	$103,186
Operating lease liability	$100,469	$106,502
Operating lease weighted-average remaining lease term (in years)	8.2	8.5
Operating lease weighted-average discount rate	2.25%	2.25%

Generally, the Corporation cannot practically determine the interest rate implicit in the lease. Therefore, the Corporation uses its incremental borrowing rate as the discount rate for the lease.

Supplemental cash flow information related to leases for the indicated periods was as follows:
	Six-Month Period Ended
	June 30,	June 30,
	2021	2020
(In thousands)

Operating cash flow from operating leases (1)	$9,817	$5,119
ROU assets obtained in exchange for operating lease liabilities (2)	2,610	274

(1)	Represents cash paid for amounts included in the measurement of operating lease liabilities.

(2)	Represents non-cash activity and, accordingly, is not reflected in the consolidated statements of cash flows.

Maturities under lease liabilities as of June 30, 2021 were as follows:

Amount
(In thousands)

2021	$9,504
2022	18,228
2023	16,301
2024	14,790
2025	13,646
2026 and later years	39,392
Total lease payments	111,861
Less: imputed interest	(11,392)
Total present value of lease liability	$100,469

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of June 30, 2021 and December 31, 2020, all derivatives held by the Corporation were considered economic undesignated hedges. The Corporation records these undesignated hedges at fair value with the resulting gain or loss recognized in current earnings.

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

The following table summarizes the notional amounts of all derivative instruments as of the indicated dates:

	Notional Amounts (1)
	As of	As of
	June 30,	December 31,
	2021	2020
(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements	$14,228	$15,864
Written interest rate cap agreements	14,500	14,500
Purchased interest rate cap agreements	14,500	14,500
Interest rate lock commitments	14,811	19,931
Forward Contracts:
Sale of TBA GNMA MBS pools	30,000	42,000
Forward loan sales commitments	10,046	19,998
	$98,085	$126,793

(1)	Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes for derivative instruments their fair values and location in the consolidated statements of financial condition as of the indicated dates:

	Asset Derivatives			Liability Derivatives
	Statement of	June 30,	December 31,		June 30,	December 31,
	Financial	2021	2020		2021	2020
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
(In thousands)

Undesignated economic hedges:

Interest rate contracts:
Interest rate swap agreements	Other assets	$1,312	$1,622	Accounts payable and other liabilities	$1,311	$1,639
Written interest rate cap agreements	Other assets	-	-	Accounts payable and other liabilities	5	1
Purchased interest rate cap agreements	Other assets	5	1	Accounts payable and other liabilities	-	-
Interest rate lock commitments	Other assets	493	737	Accounts payable and other liabilities	-	-

Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	-	102	Accounts payable and other liabilities	110	280
Forward loan sales commitments	Other assets	20	20	Accounts payable and other liabilities	-	-
		$1,830	$2,482		$1,426	$1,920

The following table summarizes the effect of derivative instruments on the consolidated statements of income for the indicated periods:

		Gain or (Loss)		Gain or (Loss)
	Location of Unrealized (Loss) Gain	Quarter Ended		Six-Month Period Ended
	on Derivative Recognized in	June 30,		June 30,
	Statement of Income	2021	2020	2021	2020

		(In thousands)
UNDESIGNATED ECONOMIC HEDGES:
Interest rate contracts:
Interest rate swap agreements	Interest income - Loans	$(7)	$-	$18	$-
Interest rate lock commitments	Mortgage Banking Activities	(220)	747	(464)	656
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	(270)	669	82	4
Total (loss) gain on derivatives		$(497)	$1,416	$(364)	$660

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

As of June 30, 2021, the Corporation had not entered into any derivative instrument containing credit-risk-related contingent features.

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

As of June 30, 2021
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Assets Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$5	$-	$5	$-	$(5)	$-

As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Assets Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$89	$-	$89	$-	$(89)	$-

Offsetting of Financial Liabilities and Derivative Liabilities

As of June 30, 2021
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Liabilities Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$1,421	$-	$1,421	$(200)	$(1,221)	$-
Securities sold under agreements to repurchase	300,000	-	300,000	(300,000)	-	-
Total	$301,421	$-	$301,421	$(300,200)	$(1,221)	$-

As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Liabilities Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$1,919	$-	$1,919	$(1,919)	$-	$-
Securities sold under agreements to repurchase	300,000	-	300,000	(300,000)	-	-
Total	$301,919	$-	$301,919	$(301,919)	$-	$-

NOTE 14 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of each June 30, 2021 and December 31, 2020 amounted to $38.6 million. As of June 30, 2021, the Corporation’s goodwill includes $28.1 million related to the United States (Florida) reporting unit and $10.5 million recorded in connection with the acquisition of BSPR on September 1, 2020. The Corporation’s policy is to assess goodwill and other intangibles for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe that the values of goodwill or other intangibles may be impaired. During the fourth quarter of 2020, as part of its annual evaluation, the Corporation bypassed the qualitative assessment and proceeded directly to perform quantitative analyses to test for impairment the goodwill of the Florida reporting unit. Based on analyses under both the market and discounted cash flow approaches, the estimated fair value of the Florida reporting unit well exceeded the carrying amount of the entity, including goodwill as of the evaluation date (October 1). During the first six months of 2021, the Corporation evaluated whether there have been any triggering events to accelerate the impairment analysis. The Corporation determined that there have been no significant events since the last annual assessment for the Florida reporting unit and the date on which the Corporation completed the acquisition of BSPR that could indicate potential goodwill impairment on reporting units for which the goodwill is allocated. As a result, no impartment charges for goodwill were recorded during the first six months of 2021.

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

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	United States Operations	Total
(In thousands)

Goodwill, January 1, 2020	$-	$-	$-	$28,098	$28,098
Merger and acquisitions	574	794	4,935	-	6,303
Adjustments	385	533	3,313	-	4,231
Goodwill, December 31, 2020	$959	$1,327	$8,248	$28,098	$38,632
Adjustments	53	74	(148)	-	(21)
Goodwill, June 30, 2021	$1,012	$1,401	$8,100	$28,098	$38,611

The Corporation had other intangible assets of $35.5 million as of June 30, 2021, consisting of $32.4 million in core deposit intangibles, $2.9 million in purchased credit card relationship intangibles, and $0.2 million in insurance customer relationship intangibles.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets as of the indicated dates:

	As of	As of
	June 30,	December 31,
	2021	2020
(Dollars in thousands)
Core deposit intangible:
Gross amount	$87,544	$87,096
Accumulated amortization (1)	(55,128)	(51,254)
Net carrying amount	$32,416	$35,842

Remaining amortization period (in years)	8.5	9.0

Purchased credit card relationship intangible:
Gross amount	$28,265	$28,265
Accumulated amortization (2)	(25,410)	(23,532)
Net carrying amount	$2,855	$4,733

Remaining amortization period (in years)	2.2	2.7

Insurance customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization (3)	(826)	(749)
Net carrying amount	$241	$318

Remaining amortization period (in years)	1.6	2.1

(1)

For the quarter and six-month period ended June 30, 2021, the amortization expense of core deposit intangibles amounted to $1.9 million and $3.9 million, respectively (2020 - $0.2 million and $0.4 million, respectively).

(2)

For the quarter and six-month period ended June 30, 2021, the amortization expense of the purchased credit card relationship intangible asset amounted asset to $0.9 million and $1.9 million, respectively (2020 - $0.5 million and $0.9 million, respectively).

(3)

For the quarter and six-month period ended June 30, 2021, the amortization expense of the insurance customer relationship intangible asset amounted to $38 thousand and $76 thousand, respectively (2020 - $38 thousand and $76 thousand, respectively).

The Corporation amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. As mentioned above, the Corporation analyzes core deposit intangibles and customer relationship intangibles annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may suggest impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles or customer relationship intangibles as of June 30, 2021.

The estimated aggregate annual amortization expense related to the intangible assets for future periods is as follows as of June 30, 2021:

Amount
(In thousands)
2021	$5,577
2022	8,816
2023	7,736
2024	6,416
2025	3,509
2026 and after	3,458

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

Below is a summary of transactions with VIEs for which the Corporation has retained some level of continuing involvement:

Trust-Preferred Securities

In 2004, FBP Statutory Trust I, a financing trust that is wholly owned by the Corporation, sold to institutional investors $100 million of its variable-rate trust-preferred securities (“TRuPs”). FBP Statutory Trust I used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable-rate common securities, to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a financing trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable-rate TRuPs. FBP Statutory Trust II used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable-rate common securities, to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures, net of related issuance costs, are presented in the Corporation’s consolidated statement of financial condition as other borrowings. The variable-rate TRuPs are fully and unconditionally guaranteed by the Corporation. The Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable-rate TRuPs).

The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated certain TRuPs from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. As of June 30, 2021, the Corporation was current on all interest payments due on its subordinated debt.

Private Label MBS

During 2004 and 2005, an unaffiliated party, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates (“private label MBS”). The seller initially provided the servicing for a fee, which is senior to the obligations to pay private label MBS holders. The seller then entered into a sales agreement through which it sold and issued the private label MBS in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the private label MBS; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. These private label MBS are variable-rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank. Interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists, and the Bank, as the sole holder of the securities, absorbs all risks from losses on non-accruing loans and repossessed collateral. As of June 30, 2021, the amortized cost and fair value of these private label MBS amounted to $11.2 million and $7.9 million, respectively, with a weighted average yield of 2.13%, which is included as part of the Corporation’s available-for-sale investment securities portfolio. As described in Note 5 – Investment Securities, above, the ACL on these private label MBS amounted to $0.9 million as of June 30, 2021.

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

Servicing Assets (MSRs)

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by GNMA and, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of June 30, 2021, the Corporation serviced loans securitized through GNMA with a principal balance of $2.1 billion. Also, certain conventional conforming loans are sold to FNMA or FHLMC with servicing retained. The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. MSRs are included as part of other assets in the consolidated statements of financial condition.

The changes in MSRs are shown below for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020

Balance at beginning of period	$32,710	$26,484	$33,071	$26,762
Capitalization of servicing assets	1,550	666	2,900	1,570
Amortization	(1,920)	(1,205)	(3,557)	(2,214)
Temporary impairment recoveries (charges), net	30	95	37	(43)
Other (1)	(35)	-	(116)	(35)
Balance at end of period	$32,335	$26,040	$32,335	$26,040

(1)	Amount represents adjustments related to the repurchase of loans serviced for others

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

Changes in the impairment allowance were as follows for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In thousands)
Balance at beginning of period	$195	$134	$202	$73
Temporary impairment charges	-	-	-	138
OTTI of servicing assets	-	-	-	(77)
Recoveries	(30)	(95)	(37)	(95)
Balance at end of period	$165	$39	$165	$39

The components of net servicing income, included as part of mortgage banking activities in the consolidated statements of income, are shown below for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2021	2020	2021	2020

(In thousands)
Servicing fees	$3,018	$1,869	$5,933	$4,003
Late charges and prepayment penalties	217	108	456	258
Adjustment for loans repurchased	(35)	-	(116)	(35)
Servicing income, gross	3,200	1,977	6,273	4,226
Amortization and impairment of servicing assets	(1,890)	(1,110)	(3,520)	(2,257)
Servicing income, net	$1,310	$867	$2,753	$1,969

The Corporation’s MSRs are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages ranged as follows for the indicated periods:

	Maximum	Minimum
Six-Month Period Ended June 30, 2021:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.3%	6.3%
Conventional conforming mortgage loans	6.8%	6.6%
Conventional non-conforming mortgage loans	8.6%	8.3%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	13.7%	13.6%

Six-Month Period Ended June 30, 2020:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.3%	6.2%
Conventional conforming mortgage loans	7.0%	6.9%
Conventional non-conforming mortgage loans	9.2%	8.7%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	14.1%

The weighted-averages of the key economic assumptions that the Corporation used in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of June 30, 2021 and December 31, 2020 were as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Carrying amount of servicing assets	$32,335	$33,071
Fair value	$41,244	$40,294
Weighted-average expected life (in years)	8.01	7.86

Constant prepayment rate (weighted-average annual rate)	6.51%	6.73%
Decrease in fair value due to 10% adverse change	$1,005	$1,006
Decrease in fair value due to 20% adverse change	$1,968	$1,970

Discount rate (weighted-average annual rate)	11.18%	11.20%
Decrease in fair value due to 10% adverse change	$1,819	$1,772
Decrease in fair value due to 20% adverse change	$3,498	$3,409

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

NOTE 16 – DEPOSITS

The following table summarizes deposit balances as of the indicated dates:
	June 30,	December 31,
	2021	2020
(In thousands)
Type of account:
Non-interest-bearing deposit accounts	$6,258,463	$4,546,123
Interest-bearing saving accounts	5,056,071	4,088,969
Interest-bearing checking accounts	4,023,098	3,651,806
Certificates of deposit ("CDs")	2,594,703	2,814,313
Brokered CDs	137,656	216,172
Total	$18,069,991	$15,317,383

Brokered CDs mature as follows:
June 30,
2021
(In thousands)

Three months or less	$29,132
Over three months to six months	8,184
Over six months to one year	26,335
Over one year to three years	53,313
Over three years to five years	20,692
Total	$137,656

The following were the components of interest expense on deposits for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In thousands)
Interest expense on deposits	$11,117	$16,845	$23,842	$36,342
Accretion of premiums from acquisitions	(390)	-	(846)	(1)
Amortization of broker placement fees	55	152	128	310
Total interest expense on deposits	$10,782	$16,997	$23,124	$36,651

NOTE 17 – LOANS PAYABLE

The Corporation participates in the Borrower-in-Custody (the “BIC Program”) of the FED. Through the BIC Program, a broad range of loans (including commercial, consumer and residential mortgages) may be pledged as collateral for borrowings through the FED Discount Window. As of June 30, 2021, pledged collateral that is related to this credit facility amounted to $1.7 billion, mainly commercial, consumer and residential mortgage loans, which after a margin “haircut” to discount the value of collateral pledged, represents an approximately $1.1 billion of credit availability under this program. With the impacts of COVID-19 on individual, communities and organizations continuing to evolve, the Federal Reserve has taken several actions to support the economy and financial stability of market participants including, among other things, lowering the target range for the federal funds rate and relaunching large scale asset purchases. The FED Discount Window program provided the opportunity to access a low-rate short-term source of funding in a high volatility market environment. There were no outstanding borrowings under the Primary Credit FED Discount Window Program as of June 30, 2021.

NOTE 18 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) as of the dates indicated consisted of the following:

	June 30, 2021	December 31, 2020
(In thousands)
Long-term repurchase agreements (1)	$300,000	$300,000

(1)

Weighted-average interest rate of 3.35% and 1.77% as of June 30, 2021 and December 31, 2020, respectively. During the first quarter of 2021, the interest rate related to securities sold under agreements to repurchase totaling $200 million changed from a variable rate (3-month LIBOR plus 130 to 132 basis points) to a fixed rate of 3.90% after the end of a prespecified lockout period. As of June 30, 2021, all of the outstanding securities sold under agreements to repurchase are tied to fixed interest rates.

Repurchase agreements mature as follows as of the indicated date:

June 30, 2021
(In thousands)

Six months to one year	$100,000
Over three years to five years	200,000
Total	$300,000

As of June 30, 2021 and December 31, 2020, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of June 30, 2021 grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In months)

JP Morgan Chase	$100,000	7
Credit Suisse First Boston	200,000	43
	$300,000

NOTE 19 – ADVANCES FROM THE FEDERAL HOME LOAN BANK

The following is a summary of the advances from the FHLB as of the indicated dates:

	June 30,	December 31,
(In thousands)	2021	2020

Long-term Fixed-rate advances from FHLB (1)	$320,000	$440,000
(1)	Weighted-average interest rate of 2.34% and 2.26% as of June 30, 2021 and December 31, 2020, respectively.

Advances from FHLB mature as follows as of the indicated date:

June 30, 2021
(In thousands)
Over three to six months	$120,000
Over one year to three years	200,000
Total	$320,000

NOTE 20 – OTHER BORROWINGS

Other borrowings, as of the indicated dates, consisted of:

	June 30,	December 31,
	2021	2020
	(In thousands)
Floating rate junior subordinated debentures (FBP Statutory Trust I) (1)	$65,205	$65,205
Floating rate junior subordinated debentures (FBP Statutory Trust II) (2)	118,557	118,557
	$183,762	$183,762

(1)	Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.75% over 3-month LIBOR (2.87% as of June 30, 2021 and 2.98% as of December 31, 2020).
(2)	Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.50% over 3-month LIBOR (2.63% as of June 30, 2021 and 2.74% as of December 31, 2020).

NOTE 21 – STOCKHOLDERS’ EQUITY

Common Stock

As of June 30, 2021 and December 31, 2020, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of June 30, 2021 and December 31, 2020, there were 223,632,377 and 223,034,348 shares issued, respectively, and 210,649,414 and 218,235,064 shares outstanding, respectively. Refer to Note 4 – Stock Based Compensation, above for information about transactions related to common stock under the Omnibus Plan.

On April 28, 2021, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $0.07 per common share that was paid on June 11, 2021 to shareholders of record at the close of business on May 26, 2021. For the quarter and six-month period ended June 30, 2021, total cash dividends declared on shares of common stock amounted to $15.0 million and $30.3 million, respectively, compared to $11.0 million and $21.9 million for the same periods of 2020. The Corporation intends to continue to pay quarterly dividends on common stock. However, the Corporation’s common stock dividends, including the declaration, timing and amount, remain subject to consideration and approval by the Corporation’s Board Directors at the relevant times.

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

The following table shows the activity of open market and privately negotiated repurchases of shares during the second quarter of 2021:

		Number of Shares		Average Repurchase Price Per Share	Amount (In thousands)
2021:
	Second quarter	7,962,647	(1)	$12.56	$100,000

(1)

Includes 4,462,647 shares of common stock repurchased in the open market at an average price of $12.62 for a total purchase price of approximately $56.3 million, and 3,500,000 shares of common stock repurchased through privately negotiated transactions at an average price of $12.48 for a total purchase price of approximately $43.7 million.

The shares received are held as treasury stock. As of June 30, 2021, the Corporation has remaining authorization to repurchase approximately $200 million of common stock under the stock repurchase program.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of June 30, 2021, the Corporation had five outstanding series of non-convertible, non-cumulative perpetual monthly income preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative perpetual monthly income preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E preferred stock in a quotation medium. The Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. For each of the quarter, and six-month periods ended June 30, 2021 and 2020, total cash dividends declared on shares of preferred stock amounted to $0.7 million and $1.3 million, respectively. The Corporation intends to continue to make monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. However, the Corporation’s monthly dividend payments on the non-cumulative perpetual monthly income preferred stock, including the declaration, timing and amount, remain subject to consideration and approval by the Corporation’s Board Directors at the relevant times.

Treasury stock

During the first six months of 2021 and 2020, the Corporation withheld an aggregate of 210,572 shares and 50,285 shares, respectively, of the restricted stock and performance units that vested during those periods, to cover the officers’ payroll and income tax withholding liabilities; these shares are held as treasury stock. Also held as treasury stock are the 7,962,647 shares of common stock repurchased in the second quarter of 2021 as part of the $300 million stock repurchase program. As of June 30, 2021 and December 31, 2020, the Corporation had 12,982,963 and 4,799,284 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If the legal surplus reserve is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $109.3 million as of each of June 30, 2021 and December 31, 2020. There were no transfers to the legal surplus reserve during the first six months of 2021.

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

For the second quarter and first six months of 2021, the Corporation recorded an income tax expense of $40.1 million and $68.1 million, respectively, compared to $6.0 million and $3.1 million for the comparable periods in 2020. The variances were primarily related to both, higher pre-tax income driven by credit losses reserve releases in the 2021 periods, compared to the significant charges to the provision recorded during the comparable periods in 2020, and a higher estimated effective tax rate resulting from higher levels of taxable income.

For the quarter and six-month period ended June 30, 2021, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes” (“ASC 740-270”), requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The Corporation’s estimated annual effective tax rate in the first six months of 2021, excluding entities from which a tax benefit cannot be recognized and discrete items, was 33%, compared to 25% for the first six months of 2020. The estimated annual effective tax rate, including all entities, for 2021 was 34% (34% excluding discrete items), compared to 27% for the first six months of 2020 (27% excluding discrete items).

The Corporation’s net deferred tax asset amounted to $273.9 million as of June 30, 2021, net of a valuation allowance of $104.5 million, and management concluded, based upon the assessment of all positive and negative evidence, that it was more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $273.7 million as of June 30, 2021, net of a valuation allowance of $64.6 million, compared to a net deferred tax asset of $329.1 million, net of a valuation allowance of $59.9 million, as of December 31, 2020. The decrease in the deferred tax assets is mainly driven by the aforementioned credit losses reserve release, as well as the usage of net operating losses. The increase in the valuation allowance during the first six months of 2021 was primarily related to the change in the market value of available-for-sale securities. The Corporation maintains a full valuation allowance for its deferred tax assets associated with capital loss carry forward, thus, the change in the market value of available-for-sale securities resulted in a change in the deferred tax asset and an equal change in the valuation allowance without having an effect on earnings.

In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the second quarter and six-month period ended June 30, 2021, the Corporation incurred an income tax expense of approximately $1.4 million and $2.5 million, respectively, related to its U.S. operations, compared to $1.2 million and $2.2 million, respectively, for the comparable periods in 2020. The limitation did not impact the USVI operations in the second quarter and six-month periods ended June 30, 2021 and 2020.

The Corporation accounts for uncertain tax positions under the provisions of ASC Topic 740. The Corporation’s policy is to report interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2021, the Corporation had $0.2 million of accrued interest and penalties related to uncertain tax positions in the amount of $1.0 million that it acquired from BSPR, which, if recognized, would decrease the effective income tax rate in future periods. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding amounts for current tax year positions, expiration of open income tax returns due to the statute of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation, and legislative activity, and the addition or elimination of uncertain tax positions. The statute of limitations under the 2011 PR code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2017 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2016 remain open to examination.

NOTE 23 – OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents changes in accumulated other comprehensive (loss) income for the quarters and six-month periods ended June 30, 2021 and 2020:

	Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)
	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
(In thousands)
Unrealized net holding (losses) gains on debt securities:
Beginning balance	$(43,204)	$49,116	$55,725	$6,764
Other comprehensive income (loss)	28,496	4,154	(70,433)	46,506
Ending balance	$(14,708)	$53,270	$(14,708)	$53,270

Adjustment of pension and postretirement benefit plans:
Beginning balance	$(270)	$-	$(270)	$-
Other comprehensive income (loss)	-	-	-	-
Ending balance	$(270)	$-	$(270)	$-

(1) All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income during the quarters and six-month periods ended June 30, 2021 and 2020:

		Reclassifications Out of Accumulated Other Comprehensive (Loss) Income
		Quarter Ended		Six-Month Period Ended
		June 30,		June 30,
	Affected Line Item in the Consolidated Statements of Income	2021	2020	2021	2020
(In thousands)
Unrealized net holding gains (losses)
on debt securities:
Realized gain on sale of debt securities	Net gain (loss) on sales of
	investment securities	$-	$155	$-	$(8,092)
Provision for credit losses -	Provision for credit losses -
expense (benefit)	expense (benefit)	-	1,263	(127)	1,631
	Total before tax	-	1,418	(127)	(6,461)
	Income tax expense (benefit)	-	-	-	-
	Total, net of tax	$-	$1,418	$(127)	$(6,461)

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

The following table presents the components of net periodic benefit (income) loss for the Pension Plans and Postretirement Benefit Plan for the indicated periods:

		Quarter Ended June 30, 2021		Six-Month Period Ended June 30, 2021
	Location	Pension Plans	Postretirement Benefit Plan	Pension Plans	Postretirement Benefit Plan
(In thousands)
Net periodic benefit (income) loss:
Interest cost	Other expenses	$618	$2	$1,236	$4
Estimated return on plan assets	Other expenses	(1,131)	-	(2,262)	-
Net periodic benefit (income) loss		$(513)	$2	$(1,026)	$4

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

The Corporation considers a credit spread for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarters and six-month periods ended June 30, 2021 and 2020 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021				As of December 31, 2020
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale:
U.S. Treasury securities	$7,461	$-	$-	$7,461	$7,507	$-	$-	$7,507
Noncallable U.S. agency debt securities	-	299,681	-	299,681	-	173,371	-	173,371
Callable U.S. agencies debt securities and MBS	-	6,083,635	-	6,083,635	-	4,454,164	-	4,454,164
Puerto Rico government obligations	-	-	2,928	2,928	-	-	2,899	2,899
Private label MBS	-	-	7,903	7,903	-	-	8,428	8,428
Other investments	-	-	650	650	-	-	650	650
Equity securities	5,473	-	-	5,473	1,474	-	-	1,474
Derivatives, included in assets:
Interest rate swap agreements	-	1,312	-	1,312	-	1,622	-	1,622
Purchased interest rate cap agreements	-	5	-	5	-	1	-	1
Interest rate lock commitments	-	493	-	493	-	737	-	737
Forward contracts	-	-	-	-	-	102	-	102
Forward loan sales commitments	-	20	-	20	-	20	-	20
Liabilities:
Derivatives, included in liabilities:
Interest rate swap agreements	-	1,311	-	1,311	-	1,639	-	1,639
Written interest rate cap agreements	-	5	-	5	-	1	-	1
Forward contracts	-	110	-	110	-	280	-	280

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2021 and 2020:

	Quarter Ended June 30,
	2021	2020
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale (1)	Available For Sale (1)

Beginning balance	$11,776	$13,769
Total gains (losses) (realized/unrealized):
Included in other comprehensive income	384	726
Included in earnings	-	(1,263)
Principal repayments and amortization	(679)	(589)
Ending balance	$11,481	$12,643

(1)	Amounts mostly related to private label MBS.

	Six-Month Period Ended June 30,
	2021	2020
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$11,977	$14,590
Total gains (losses) (realized/unrealized):
Included in other comprehensive income	705	966
Included in earnings	127	(1,631)
Principal repayments and amortization	(1,328)	(1,282)
Ending balance	$11,481	$12,643

(1)	Amounts mostly related to private label MBS.

The tables below present qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
(Dollars in thousands)				Minimum	Maximum

Investment securities available-for-sale:

Private label MBS	$7,903	Discounted cash flows	Discount rate	12.7%	12.7%	12.7%
			Prepayment rate	2.0%	22.0%	15.0%
			Projected cumulative loss rate	0.2%	17.3%	7.3%

Puerto Rico government obligations	2,928	Discounted cash flows	Discount rate	6.7%	6.7%	6.7%
			Projected cumulative loss rate	10.7%	10.7%	10.7%
	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
(Dollars in thousands)				Minimum	Maximum

Investment securities available-for-sale:

Private label MBS	$8,428	Discounted cash flows	Discount rate	12.2%	12.2%	12.2%
			Prepayment rate	1.2%	18.8%	12.1%
			Projected cumulative loss rate	2.6%	22.3%	10.2%

Puerto Rico government obligations	2,899	Discounted cash flows	Discount rate	7.9%	7.9%	7.9%
			Projected cumulative loss rate	12.4%	12.4%	12.4%

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

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarters and six-month periods ended June 30, 2021 and 2020 for Level 3 assets and liabilities that were still held at the end of each period:

	Changes in Unrealized Losses
	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
Level 3 Instruments Only	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale
(In thousands)
Changes in unrealized losses relating to assets
still held at reporting date:
Provision for credit losses - benefit (expense)	$-	$(1,263)	$127	$(1,631)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill and loans).

As of June 30, 2021, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of June 30, 2021			Losses recorded for the Quarter Ended June 30, 2021	Losses recorded for the Six-Month Period Ended June 30, 2021
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$237,393	$(149)	$(1,822)
OREO (2)	-	-	66,586	(225)	(374)
Loans held for sale (3)	-	-	4,004	-	(116)

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

(3)

Commercial loan participation transferred to held for sale in the first quarter of 2021 and still in inventory at the end of the period. The value of this loan was primarily derived from offers of market participants that the Corporation considered.

As of June 30, 2020, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded	Losses recorded
				for the Quarter Ended	for the Six-Month Period Ended
	Carrying value as of June 30, 2020			June 30, 2020	June 30, 2020
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$244,938	$(3,097)	$(5,669)
OREO (2)	-	-	96,319	(375)	(1,020)

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

Qualitative information regarding the fair value measurements for Level 3 financial instruments as of June 30, 2021 are as follows:

June 30, 2021
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

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial instruments as of June 30, 2021 and December 31, 2020:

	Total Carrying Amount in Statement of Financial Condition as of June 30, 2021	Fair Value Estimate as of June 30, 2021	Level 1	Level 2	Level 3

(In thousands)
Assets:
Cash and due from banks and money
market investments (amortized cost)	$2,788,769	$2,788,769	$2,788,769	$-	$-
Investment securities available
for sale (fair value)	6,402,258	6,402,258	7,461	6,383,316	11,481
Investment securities held to maturity (amortized cost)	190,012
Less: allowance for credit losses on held to
held to maturity securities	(10,685)
Investment securities held to maturity, net of allowance	$179,327	187,645	-	-	187,645
Equity Securities (fair value)	37,722	37,722	5,473	32,249	-
Loans held for sale (lower of cost or market)	32,699	33,517	-	29,513	4,004
Loans, held for investment (amortized cost)	11,387,594
Less: allowance for credit losses for loans and finance leases	(324,958)
Loans held for investment, net of allowance	$11,062,636	11,167,655	-	-	11,167,655
Derivatives, included in assets (fair value)	1,830	1,830	-	1,830	-

Liabilities:
Deposits (amortized cost)	$18,069,991	$18,107,570	$-	$18,107,570	$-
Securities sold under agreements
to repurchase (amortized cost)	300,000	326,127	-	326,127	-
Advances from FHLB (amortized cost)	320,000	326,280	-	326,280	-
Other borrowings (amortized cost)	183,762	148,695	-	-	148,695
Derivatives, included in liabilities (fair value)	1,426	1,426	-	1,426	-

	Total Carrying Amount in Statement of Financial Condition as of December 31, 2020	Fair Value Estimate as of December 31, 2020	Level 1	Level 2	Level 3

(In thousands)
Assets:
Cash and due from banks and money
market investments (amortized cost)	$1,493,833	$1,493,833	$1,493,833	$-	$-
Investment securities available
for sale (fair value)	4,647,019	4,647,019	7,507	4,627,535	11,977
Investment securities held to maturity (amortized cost)	189,488
Less: allowance for credit losses on
held to maturity securities	(8,845)
Investment securities held to maturity, net of allowance	180,643	173,806	-	-	173,806
Equity securities (fair value)	37,588	37,588	1,474	36,114	-
Loans held for sale (lower of cost or market)	50,289	52,322	-	52,322	-
Loans, held for investment (amortized cost)	11,777,289
Less: allowance for credit losses for loans and finance leases	(385,887)
Loans held for investment, net of allowance	$11,391,402	11,564,635	-	-	11,564,635
Derivatives, included in assets (fair value)	2,842	2,842	-	2,842	-

Liabilities:
Deposits (amortized cost)	$15,317,383	$15,363,236	$-	$15,363,236	$-
Securities sold under
agreements to repurchase (amortized cost)	300,000	329,493	-	329,493	-
Advances from FHLB (amortized cost)	440,000	446,703	-	446,703	-
Other borrowings (amortized cost)	183,762	151,645	-	-	151,645
Derivatives, included in liabilities (fair value)	1,920	1,920	-	1,920	-

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

Disaggregation of Revenue

The following table summarizes the Corporation’s revenue, which includes net interest income on financial instruments and non-interest income, disaggregated by type of service and business segment for the quarters and six-month periods ended June 30, 2021 and 2020:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Quarter Ended June 30, 2021:
Net interest income (1)	$26,331	$64,751	$51,498	$19,039	$16,406	$6,758	$184,783
Service charges and fees on deposit accounts	-	4,966	2,987	-	135	700	8,788
Insurance commissions	-	1,987	-	-	28	200	2,215
Merchant-related income	-	1,910	257	-	12	283	2,462
Credit and debit card fees	-	6,621	21	-	11	404	7,057
Other service charges and fees	177	846	693	-	431	147	2,294
Not in scope of ASC Topic 606 (1)	5,960	396	181	85	451	(5)	7,068
Total non-interest income	6,137	16,726	4,139	85	1,068	1,729	29,884
Total Revenue	$32,468	$81,477	$55,637	$19,124	$17,474	$8,487	$214,667

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Quarter Ended June 30, 2020:
Net interest income (1)	$17,453	$53,542	$27,247	$17,097	$13,236	$6,635	$135,210
Service charges and fees on deposit accounts	-	2,272	1,441	-	123	638	4,474
Insurance commissions	-	1,180	-	-	15	186	1,381
Merchant-related income	-	844	-	-	-	145	989
Credit and debit card fees	-	3,385	12	-	4	304	3,705
Other service charges and fees	92	419	479	89	411	1,104	2,594
Not in scope of ASC Topic 606 (1) (2)	4,355	2,491	892	(97)	92	16	7,749
Total non-interest income	4,447	10,591	2,824	(8)	645	2,393	20,892
Total Revenue	$21,900	$64,133	$30,071	$17,089	$13,881	$9,028	$156,102

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2021:
Net interest income (1)	$51,571	$123,234	$100,479	$40,622	$31,429	$13,713	$361,048
Service charges and fees on deposit accounts	-	9,442	5,958	-	284	1,408	17,092
Insurance commissions	-	6,954	-	-	57	445	7,456
Merchant-related income	-	2,832	513	-	25	487	3,857
Credit and debit card fees	-	12,266	40	-	14	774	13,094
Other service charges and fees	350	1,711	1,212	-	889	288	4,450
Not in scope of ASC Topic 606 (1)	12,903	764	313	141	774	(4)	14,891
Total non-interest income	13,253	33,969	8,036	141	2,043	3,398	60,840
Total Revenue	$64,824	$157,203	$108,515	$40,763	$33,472	$17,111	$421,888

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2020:
Net interest income (1)	$34,511	$111,286	$50,828	$36,972	$27,021	$13,241	$273,859
Service charges and fees on deposit accounts	-	5,755	3,005	-	291	1,380	10,431
Insurance commissions	-	5,556	-	-	19	388	5,963
Merchant-related income	-	1,594	-	-	-	294	1,888
Credit and debit card fees	-	7,602	29	-	14	726	8,371
Other service charges and fees	166	1,036	891	89	829	1,251	4,262
Not in scope of ASC Topic 606 (1) (2)	7,921	2,776	910	8,231	323	16	20,177
Total non-interest income	8,087	24,319	4,835	8,320	1,476	4,055	51,092
Total Revenue	$42,598	$135,605	$55,663	$45,292	$28,497	$17,296	$324,951

(1)

Most of the Corporation’s revenue is not within the scope of ASC Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other non-interest income from loans, leases, investment securities and derivative financial instruments.

(2)

For the quarter and six-month period ended June 30, 2020, includes a $5.0 million benefit resulting from the final settlement of the Corporation’s business interruption insurance claim related to lost profits caused by Hurricanes Irma and Maria in 2017. This insurance recovery is presented as part of Other non-interest income in the consolidated statements of income.

For the six-month periods ended June 30, 2021 and 2020, substantially all of the Corporation’s revenue within the scope of ASC Topic 606 was related to performance obligations satisfied at a point in time.

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

Insurance Commissions

For insurance commissions, which include regular and contingent commissions paid to the Corporation’s insurance agency, the agreements contain a performance obligation related to the sale/issuance of the policy and ancillary administrative post-issuance support. The performance obligations are satisfied when the policies are issued, and revenue is recognized at that point in time. In addition, contingent commission income may be considered to be constrained, as defined under ASC Topic 606. Contingent commission income is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or payments are received. For the quarter and six-month period ended June 30, 2021, the Corporation recognized revenue at the time that payments were confirmed and constraints were released of $16 thousand and $3.3 million, respectively, compared to $0.1 million and $3.3 million for the quarter and six-month period ended June 30, 2020, respectively.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer in exchange for consideration from the customer. During 2019, the Bank entered into a growth agreement with an international card service association to expand the customer base and enhance product offerings. The contract requires the Bank to either launch a new debit card product by March 30, 2021, or maintain a ratio of over 50% of the portfolio with the related card service association by the end of year 2021. In connection with this agreement, the Corporation recognized a contract liability as the revenue is constrained to the fulfillment of the above conditions. As of June 30, 2021, the Bank has neither launched a new debit card product nor maintained a ratio of over 50% of the portfolio with the related card service association, therefore, no revenue portion has been recognized from this contract. In addition, as discussed above, during 2015, the Bank entered into a long-term strategic marketing alliance under a revenue-sharing agreement with another entity to which the Bank sold its merchant contracts portfolio and related POS terminals. Merchant services are marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands. Under the revenue-sharing agreement, FirstBank shares with this entity revenues generated by the merchant contracts over the term of the 10-year agreement. As of June 30, 2021 and 2020, this contract liability amounted to $2.0 million and $2.3 million, respectively, which will be recognized over the remaining term of the contract. For each of the quarters and six-month periods ended June 30, 2021 and 2020, the Corporation recognized revenue and its contract liabilities decreased by approximately $0.1 million and $0.2 million, respectively, due to the completion of performance over time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of June 30, 2021 and 2020, there were no contract assets with customers or contract assets recorded on the Corporation’s consolidated financial statements.

The following table shows the activity of contract liabilities for the quarters and six-month periods ended June 30, 2021 and 2020:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020
Beginning Balance	$2,070	$2,395	$2,151	$2,476
Less:
Amortizations	(81)	(81)	(162)	(162)
Ending balance	$1,989	$2,314	$1,989	$2,314

Other

Except for the contract liabilities noted above, the Corporation did not have any significant performance obligations as of June 30, 2021. The Corporation also did not have any material contract acquisition costs and did not make any significant judgments or estimates in recognizing revenue for financial reporting purposes.

NOTE 27 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental cash flow information is as follows for the indicated periods:

	Six-Month Period Ended June 30,
	2021	2020
	(In thousands)

Cash paid for:
Interest on borrowings	$36,936	$50,316
Income tax	8,968	10,597
Operating cash flow from operating leases	9,817	5,119
Non-cash investing and financing activities:
Additions to OREO	8,647	5,524
Additions to auto and other repossessed assets	18,155	16,282
Capitalization of servicing assets	2,900	1,570
Loan securitizations	106,833	84,876
Loans held for investment transferred to held for sale	31,383	3,535
ROU assets obtained in exchange for operating lease liabilities	2,610	274
Unsettled purchases of available-for-sale investment securities	50,026	-
Unsettled common stock shares repurchases	772	-

NOTE 28 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of June 30, 2021, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Management determined the reportable segments based on the internal structure used to evaluate performance and to assess where to allocate resources. Other factors, such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products, were also considered in the determination of the reportable segments.

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

The following table presents information about the reportable segments for the indicated periods:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the Quarter Ended June 30, 2021:
Interest income	$36,945	$66,237	$53,833	$16,708	$20,651	$7,085	$201,459
Net (charge) credit for transfer of funds	(10,614)	5,901	(2,335)	8,191	(1,143)	-	-
Interest expense	-	(7,387)	-	(5,860)	(3,102)	(327)	(16,676)
Net interest income	26,331	64,751	51,498	19,039	16,406	6,758	184,783

Provision for credit losses - expense (benefit)	1,030	791	(27,752)	-	860	(1,084)	(26,155)
Non-interest income	6,137	16,726	4,139	85	1,068	1,729	29,884
Direct non-interest expenses	7,525	43,255	8,298	1,127	9,103	7,301	76,609
Segment income	$23,913	$37,431	$75,091	$17,997	$7,511	$2,270	$164,213

Average earnings assets	$2,563,768	$2,491,583	$3,888,725	$7,588,530	$2,103,002	$438,928	$19,074,536

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the Quarter Ended June 30, 2020:
Interest income	$28,260	$56,595	$32,018	$12,993	$21,172	$7,578	$158,616
Net (charge) credit for transfer of funds	(10,807)	5,941	(4,771)	10,978	(1,341)	-	-
Interest expense	-	(8,994)	-	(6,874)	(6,595)	(943)	(23,406)
Net interest income	17,453	53,542	27,247	17,097	13,236	6,635	135,210

Provision for credit losses expense	2,676	11,697	13,530	1,263	7,701	2,147	39,014
Non-interest income (loss)	4,447	10,591	2,824	(8)	645	2,393	20,892
Direct non-interest expenses	6,489	28,148	6,390	653	7,843	7,304	56,827
Segment income (loss)	$12,735	$24,288	$10,151	$15,173	$(1,663)	$(423)	$60,261

Average earnings assets	$1,971,171	$2,094,266	$2,565,899	$3,475,392	$2,070,069	$459,140	$12,635,937

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2021
Interest income	$74,005	$131,970	$105,291	$29,470	$40,983	$14,382	$396,101
Net (charge) credit for transfer of funds	(22,434)	6,956	(4,812)	23,125	(2,835)	-	-
Interest expense	-	(15,692)	-	(11,973)	(6,719)	(669)	(35,053)
Net interest income	51,571	123,234	100,479	40,622	31,429	13,713	361,048

Provision for credit losses - expense (benefit)	244	4,753	(44,931)	(127)	623	(1,969)	(41,407)
Non-interest income	13,253	33,969	8,036	141	2,043	3,398	60,840
Direct non-interest expenses	15,522	84,346	19,836	2,361	17,397	14,706	154,168
Segment income	$49,058	$68,104	$133,610	$38,529	$15,452	$4,374	$309,127

Average earnings assets	$2,611,065	$2,467,015	$3,957,859	$6,921,007	$2,090,898	$444,201	$18,492,045

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2020
Interest income	$57,060	$114,691	$64,654	$29,059	$43,327	$15,089	$323,880
Net (charge) credit for transfer of funds	(22,549)	15,971	(13,826)	22,469	(2,065)	-	-
Interest expense	-	(19,376)	-	(14,556)	(14,241)	(1,848)	(50,021)
Net interest income	34,511	111,286	50,828	36,972	27,021	13,241	273,859

Provision for credit losses - expense	17,877	43,850	32,705	2,765	14,265	4,918	116,380
Non-interest income	8,087	24,319	4,835	8,320	1,476	4,055	51,092
Direct non-interest expenses	14,988	57,624	13,437	1,416	16,834	14,739	119,038
Segment income (loss)	$9,733	$34,131	$9,521	$41,111	$(2,602)	$(2,361)	$89,533

Average earnings assets	$1,992,039	$2,112,884	$2,492,983	$3,170,840	$2,007,227	$457,135	$12,233,108

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income :

Total income for segments	$164,213	$60,261	$309,127	$89,533
Other operating expenses (1)	53,563	32,959	109,305	62,932
Income before income taxes	110,650	27,302	199,822	26,601
Income tax expense	40,092	6,046	68,114	3,079
Total consolidated net income	$70,558	$21,256	$131,708	$23,522

Average assets:

Total average earning assets for segments	$19,074,536	$12,635,937	$18,492,045	$12,233,108
Average non-earning assets	1,109,941	950,071	1,146,337	936,610
Total consolidated average assets	$20,184,477	$13,586,008	$19,638,382	$13,169,718

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

NOTE 29 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

The Corporation and FirstBank are each subject to various regulatory capital requirements imposed by the U.S. Federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s financial statements and activities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s and FirstBank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors. As of June 30, 2021 and December 31, 2020, the Corporation and FirstBank exceeded the minimum regulatory capital ratios for capital adequacy purposes and FirstBank exceeded the minimum regulatory capital ratios to be considered a well-capitalized institution under the regulatory framework for prompt corrective action. As of June 30, 2021, management does not believe that any condition has changed or event has occurred that would have changed the institution’s status.

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

As part of its response to the impact of COVID-19, on March 31, 2020, the agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule provides that, at the election of a qualified banking organization, the day 1 impact to retained earnings plus 25% of the change in the ACL (excluding PCD loans) from January 1, 2020 to December 31, 2021 will be delayed for two years and phased-in at 25% per year beginning on January 1, 2022 over a three-year period, resulting in a total transition period of five years. Accordingly, as of June 30, 2021, the capital measures of the Corporation and the Bank exclude the $62.3 million day 1 impact to retained earnings and 25% of the increase in the allowance for credit losses (as defined in the interim final rule) from January 1, 2020 to June 30, 2021. The federal financial regulatory agencies may take other measures affecting regulatory capital to address the COVID-19 pandemic, although the nature and impact of such measures cannot be predicted at this time.

The regulatory capital positions of the Corporation and FirstBank as of June 30, 2021 and December 31, 2020, which reflects the delay in the effect of CECL on regulatory capital, were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized- Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
As of June 30, 2021
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,439,829	20.38%	$957,524	8.00%	N/A	N/A
FirstBank	$2,382,283	19.91%	$957,305	8.00%	$1,196,631	10.00%
CET1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$2,075,393	17.34%	$538,607	4.50%	N/A	N/A
FirstBank	$2,024,235	16.92%	$538,484	4.50%	$777,810	6.50%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,111,497	17.64%	$718,143	6.00%	N/A	N/A
FirstBank	$2,232,235	18.65%	$717,978	6.00%	$957,305	8.00%
Leverage ratio
First BanCorp.	$2,111,497	10.51%	$803,399	4.00%	N/A	N/A
FirstBank	$2,232,235	11.12%	$803,089	4.00%	$1,003,862	5.00%

As of December 31, 2020
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,416,682	20.37%	$948,890	8.00%	N/A	N/A
FirstBank	$2,360,493	19.91%	$948,624	8.00%	$1,185,780	10.00%
CET1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$2,053,045	17.31%	$533,751	4.50%	N/A	N/A
FirstBank	$1,903,251	16.05%	$533,601	4.50%	$770,757	6.50%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,089,149	17.61%	$711,667	6.00%	N/A	N/A
FirstBank	$2,211,251	18.65%	$711,468	6.00%	$948,624	8.00%
Leverage ratio
First BanCorp.	$2,089,149	11.26%	$742,352	4.00%	N/A	N/A
FirstBank	$2,211,251	11.92%	$741,841	4.00%	$927,301	5.00%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and standby letters of credits. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. As of June 30, 2021, commitments to extend credit amounted to approximately $2.1 billion, of which $1.1 billion relates to credit card loans. Commercial and financial standby letters of credit amounted to approximately $123.1 million.

As of June 30, 2021, First BanCorp. and its subsidiaries were defendants in various legal proceedings, claims and other loss contingencies arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal proceedings, claims and other loss contingencies utilizing the latest information available. For legal proceedings, claims and other loss contingencies where it is both probable that the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For legal proceedings, claims and other loss contingencies where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

If management believes that, based on available information, it is at least reasonably possible that a material loss (or material loss in excess of any accrual) will be incurred in connection with any legal contingencies, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment as of June 30, 2021, no such disclosures were necessary.

NOTE 30 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of First BanCorp. at the holding company level only as of June 30, 2021 and December 31, 2020, and the results of its operations for the quarters and six-month periods ended June 30, 2021 and 2020.

Statements of Financial Condition
(Unaudited)

	As of June 30,	As of December 31,
	2021	2020

(In thousands)

Assets
Cash and due from banks	$16,561	$10,909
Money market investments	-	6,211
Other investment securities	285	285
Investment in First Bank Puerto Rico, at equity	2,325,452	2,396,963
Investment in First Bank Insurance Agency, at equity	47,052	41,313
Investment in FBP Statutory Trust I	1,951	1,951
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	1,085	2,023
Total assets	$2,395,947	$2,463,216
Liabilities and Stockholdersʼ Equity
Liabilities:
Other borrowings	$183,762	$183,762
Accounts payable and other liabilities	7,230	4,275
Total liabilities	190,992	188,037
Stockholdersʼ equity	2,204,955	2,275,179
Total liabilities and stockholdersʼ equity	$2,395,947	$2,463,216

Statements of Income
(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In thousands)

Income:
Interest income on money market investments	$8	$15	$24	$48
Dividend income from banking subsidiaries	16,328	13,259	35,129	26,888
Other income	39	287	77	348
	16,375	13,561	35,230	27,284
Expense:
Other borrowings	1,285	1,641	2,579	3,673
Other operating expenses	637	535	1,136	1,058
	1,922	2,176	3,715	4,731

Income before income taxes and equity
in undistributed earnings of subsidiaries	14,453	11,385	31,515	22,553
Income tax provision (benefit)	659	(159)	1,788	1,223
Equity in undistributed earnings of subsidiaries	56,764	9,712	101,981	2,192
Net income	$70,558	$21,256	$131,708	$23,522
Other comprehensive income (loss), net of tax	28,496	4,154	(70,433)	46,506
Comprehensive income	$99,054	$25,410	$61,275	$70,028

NOTE 31 – SUBSEQUENT EVENTS

In connection with an unsolicited offer received in the third quarter, on August 5, 2021, the Corporation entered into an agreement and sold $52.5 million of non-performing residential mortgage loans and related servicing advances of $2.0 million. The Corporation received $31.5 million, or 58% of book value before reserves, for the $54.5 million of non-performing loans and related servicing advances. Approximately $20.9 million of reserves are already applied to the assets sold, thus, an additional loss of approximately $2.1 million was realized on the transaction, which will be reflected in the third quarter of 2021. The Corporation's primary goal with respect to this transaction is to accelerate the disposition of non-performing assets.

With the non- performing loan sale, the Corporation reduced its total level of non-performing residential mortgage loans by 43%. If the transactions had occurred as of June 30, 2021, the Corporation’s ratio of non-performing loans to total loans held for investment would have decreased to 1.15%, from 1.60%, and its ratio of non-performing assets to total assets would have decreased to 0.95%, from 1.20%.

The Corporation has performed an evaluation of all other events occurring subsequent to June 30, 2021; management has determined that there were no other events occurring in this period that require disclosure in or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

SELECTED FINANCIAL DATA
	Quarter ended		Six-Month Period Ended
(In thousands, except for per share data and financial ratios)	June 30,		June 30,
	2021	2020	2021	2020
Condensed Income Statements:
Total interest income	$201,459	$158,616	$396,101	$323,880
Total interest expense	16,676	23,406	35,053	50,021
Net interest income	184,783	135,210	361,048	273,859
Provision for credit losses - (benefit) expense	(26,155)	39,014	(41,407)	116,380
Non-interest income	29,884	20,892	60,840	51,092
Non-interest expenses	130,172	89,786	263,473	181,970
Income before income taxes	110,650	27,302	199,822	26,601
Income tax expense	(40,092)	(6,046)	(68,114)	(3,079)
Net income	70,558	21,256	131,708	23,522
Net income attributable to common stockholders	69,889	20,587	130,370	22,184
Per Common Share Results:
Net earnings per share-basic	$0.33	$0.09	$0.61	$0.10
Net earnings per share-diluted	$0.33	$0.09	$0.60	$0.10
Cash dividends declared	$0.07	$0.05	$0.14	$0.10
Average shares outstanding	213,574	216,920	215,294	216,853
Average shares outstanding-diluted	214,609	217,570	216,433	217,442
Book value per common share	$10.30	$9.99	$10.30	$9.99
Tangible book value per common share (1)	$9.94	$9.83	$9.94	$9.83
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	1.40	0.63	1.35	0.36
Interest Rate Spread	3.60	3.83	3.64	4.00
Net Interest Margin	3.81	4.22	3.86	4.42
Interest Rate Spread - tax equivalent basis (2)	3.73	3.99	3.76	4.18
Net Interest Margin - tax equivalent basis (2)	3.94	4.38	3.97	4.59
Return on Average Total Equity	12.60	3.86	11.71	2.13
Return on Average Common Equity	12.68	3.80	11.77	2.05
Average Total Equity to Average Total Assets	11.13	16.32	11.55	16.83
Tangible common equity ratio (1)	9.84	15.25	9.84	15.25
Dividend payout ratio	21.39	52.68	23.12	97.75
Efficiency ratio (3)	60.64	57.52	62.45	56.00
Asset Quality:
Allowance for credit losses for loans and finance leases to total loans held for investment	2.85	3.41	2.85	3.41
Net charge-offs (annualized) to average loans	0.27	0.43	0.35	0.60
Provision for credit losses for loans and finance leases - (benefit) expense to net charge-offs	(342.66)	368.31	(201.87)	402.23
Non-performing assets to total assets	1.20	2.16	1.20	2.16
Nonaccrual loans held for investment to total loans held for investment	1.60	2.18	1.60	2.18
Allowance for credit losses for loans and finance leases to total nonaccrual loans
held for investment	177.91	156.54	177.91	156.54
Allowance for credit losses for loans and finance leases to total nonaccrual loans
held for investment, excluding residential estate loans	533.11	390.70	533.11	390.70
Other Information:
Common Stock Price: End of period	$11.92	$5.59	$11.92	$5.59

	As of June 30, 2021	As of December 31, 2020

Balance Sheet Data:
Total loans, including loans held for sale	$11,420,293	$11,827,578
Allowance for credit losses for loans and finance leases	324,958	385,887
Money market and investment securities, net of allowance for credit losses for debt securities	6,622,010	4,925,822
Goodwill and other intangible assets	74,123	79,525
Deferred tax asset, net	273,869	329,261
Total assets	21,369,962	18,793,071
Deposits	18,069,991	15,317,383
Borrowings	803,762	923,762
Total preferred equity	36,104	36,104
Total common equity	2,183,829	2,183,620
Accumulated other comprehensive (loss) income, net of tax	(14,978)	55,455
Total equity	2,204,955	2,275,179

(1)	Non-GAAP financial measures (as defined below). Refer to “Capital” below for additional information about the components and a reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments (see “Net Interest Income" below for a reconciliation of these non-GAAP financial measures).
(3)	Non-interest expenses to the sum of net interest income and non-interest income.

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

Recent Developments

Stock Repurchase Program

On April 26, 2021, the Corporation announced that its Board of Directors approved a stock repurchase program, under which the Corporation may repurchase up to $300 million of its outstanding stock, commencing in the second quarter of 2021 through June 30, 2022. Repurchases under the program may be executed through open market purchases, accelerated share repurchases and/or privately negotiated transactions or plans, including under plans complying with Rule 10b5-1 under the Exchange Act. The Corporation’s stock repurchase program is subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions. The repurchase program may be modified, extended, suspended, or terminated at any time at the Corporation’s discretion and may include the redemption of the $36.1 million in outstanding shares of the Corporation’s Series A through E Noncumulative Perpetual Monthly Income Preferred Stock. As of August 4, 2021, the Corporation has repurchased 10.10 million shares of its common stock for a total purchase price of $125.0 million under the repurchase program, of which 7.96 million shares, or $100 million worth of common stock, were repurchased during the second quarter of 2021.

COVID-19 Pandemic

The COVID-19 pandemic has caused unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in many countries, including in the markets in which the Corporation operates. In response, federal, state and local governments have taken and continue to take actions designed to mitigate the effect of the virus on public health and to address the economic impact from the virus. As restrictive measures were eased during the end of 2020 and into 2021, based upon positive signs of recovery from the impacts of the COVID-19 pandemic driven by vaccination and government stimulus programs, economic activity has steadily improved. While positive signs exist, new variants of the COVID-19 virus have emerged and there has been a recent increase in cases and hospitalizations in Puerto Rico, our main market. Given the recent increase in contagion levels, the latest COVID-19-related executive order issued by the Puerto Rico Governor requires that all public employees must be vaccinated against the coronavirus starting on August 16, 2021, with few exceptions. Those who refuse to get inoculated will be required to submit a negative virus test weekly. Further, effective July 28, 2021, the Puerto Rico Health Department reinstated the order that requires everyone, even those who have been vaccinated, to use face masks in all enclosed spaces. In Puerto Rico, vaccination efforts began in January 2021, starting with first responders, and then including other groups by stages. As of July 26, 2021, approximately 4.0 million vaccines of COVID-19 have been administered in Puerto Rico. Approximately 2.1 million people have received at least one dose of the COVID-19 vaccine and approximately 1.9 million people, or approximately 59.5% of Puerto Rico’s population, have completed the vaccination process.

The Corporation continues to operate consistent with guidance from federal and local authorities. The Corporation’s banking branches are operating during regular hours following health and safety requirements to comply with federal and local health mandates, including, among other things, daily deep cleaning, face mask requirements and strict social distancing measures. The Corporation continues to enhance client awareness of its digital banking offerings, registered and active users grew by 10.4% and 13.8%, respectively, during the first six months of 2021.

Our results of operations for the second quarter of 2021 continue to reflect improvement towards pre-pandemic levels. However, we maintain a cautious view of the macroeconomic outlook due to continuing uncertainty regarding the pace of recovery in the economy and uncertainty related to the COVID-19 pandemic, including the emergence of new variants of the virus, such as the Delta variant, which appears to be the most transmissible variant to date. Uncertainties associated with the pandemic include the duration of the COVID-19 outbreak and any related infections, including those from new variants of the virus, the effectiveness of COVID-19 vaccines, vaccination rates among the population, the impact to our customers, employees and vendors and the impact to the economy as a whole.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), as amended by the Consolidated Appropriations Act, 2021, included an allocation of $659 billion for SBA PPP loans. SBA PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10-month period. On December 27, 2020, President Trump signed another COVID-19 relief bill that extended and modified several provisions of the program. This included an additional allocation of $284 billion. The SBA reactivated the program on January 11, 2021 and the program ended on May 31, 2021.

As of June 30, 2021, the Corporation’s SBA PPP loan portfolio, net of unearned fees of $18.1 million, totaled $349.2 million. The unearned fees are accreted into income based on the contractual period of two years or five years, as applicable. Upon SBA forgiveness, unamortized fees are then recognized into interest income. During the second quarter and first six months of 2021, the Corporation originated $74.1 million and $283.4 million, respectively, in new SBA PPP loans and received forgiveness remittances of approximately $151.0 million and $326.7 million, respectively, during the same period. As of July 31, 2021, we have processed forgiveness to approximately 86% of our customers, or equivalent to $398 million of loans originated in 2020 through the first round of the program. Forgiveness remittances in the second quarter and first six-months of 2021 resulted in the acceleration of fee income recognition in the amount of $1.5 million and $4.7 million, respectively.

Total deposits, excluding brokered deposits and government deposits, continue to increase and were $13.8 billion as of June 30, 2021, an increase of $1.0 billion from December 31, 2020. In addition, government deposits increased by $1.8 billion to $3.9 billion as of June 30, 2021, compared to $2.1 billion as of December 31, 2020. The strong growth in deposits continues to reflect the effect of government relief programs on the liquidity levels of our customers, including recent increases in the balance of transactional accounts of municipalities in Puerto Rico and the local government of the USVI in connection with the American Rescue Plan Act (“ARPA”) funding for states and local governments. Our liquidity levels and capital position remain strong, with capital ratios that are well above regulatory requirements. These robust liquidity and capital levels provide us with significant flexibility to maintain the strength of our balance sheet and return capital to shareholders through share repurchases and dividend payments, subject to regulatory considerations.

Integration of Banco Santander Puerto Rico

The Corporation continues to make progress in integration activities. Early in July 2021, the Corporation completed the conversion of all remaining BSPR’s core systems into FirstBank’s systems with the conversion of the deposits, debit cards, online banking, ATMs, and cash management platforms. In conjunction with the conversion of the remaining core systems, the Corporation consolidated six banking branches which increased to nine the number of branches consolidated in Puerto Rico since the acquisition. The Corporation expects that the full integration will be completed by the end of the third quarter of 2021.

The Corporation continues to make progress in reducing personnel and service contract expenses and completing other business rationalization activities. The total amount of merger and restructuring costs related to the BSPR acquisition is estimated to be approximately $65 million. Cumulative merger and restructuring expenses of $60.2 million have been incurred through June 30, 2021, of which $11.0 million was incurred during the second quarter of 2021. The Corporation anticipates that most of the remainder of the estimated expenses will be incurred in the third quarter of 2021. The Corporation also estimates that the combined entities will achieve total annual pre-tax savings of approximately $49 million, which are expected to be fully realized during 2022.

LIBOR Transition

Following the 2017 announcement by the United Kingdom’s Financial Conduct Authority (the “FCA”) that it would no longer compel participating banks to submit rates for the London Interbank Offered Rate (LIBOR) after 2021, regulators and market participants in various jurisdictions have identified recommended replacement rates for LIBOR, and have published recommended conventions to allow new and existing products to incorporate fallbacks or that reference these Alternative Reference Rates (ARRs). In March 2021, the FCA confirmed that publication of the overnight and one month, three month, six month and twelve month U.S. Dollar LIBOR settings will cease or become no longer representative of the market the rates seek to measure (i.e., non-representative) immediately after June 30, 2023, and all other U.S. Dollar LIBOR settings, including the one week and two month U.S. Dollar LIBOR settings, will become non-representative immediately after December 31, 2021. The Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC also released supervisory guidance encouraging banks to cease entering into new contracts that use U.S. Dollar LIBOR as reference rate as soon as practicable and in any event by December 31, 2021.

Significant amounts of financial instruments in the market are referenced to U.S. Dollar LIBOR, and any inability of market participants and regulators to successfully introduce benchmark rates to replace LIBOR and implement effective transitional arrangements to address the discontinuation of LIBOR could result in disruption in the financial markets. In the U.S., the Alternative Reference Rate Committee (“ARRC”), a group of market participants convened by the Federal Reserve, recommended the Secured Overnight Financing Rate (“SOFR”) as a replacement index for U.S. Dollar LIBOR-indexed contracts. SOFR is an overnight interest rate based on U.S. Dollar Treasury repurchase agreements. On March 2, 2020 the New York FED began daily publication of 30, 90, and 180-day compound historical averages of SOFR. In addition, the ARRC has developed a detailed supporting framework for using SOFR, including tools such as fallbacks and recommended conventions for new use of SOFR in various products. On July 29, 2021, the ARRC formally recommended the CME Group’s forward-looking SOFR term rates for one-, three- and six-month tenors, marking the final step in the ARRC’s Paced Transition Plan it released in 2017.

The Corporation continues to execute its LIBOR Transition workplan. As part of this transition plan, the Corporation started including fallback language on new and renewed contracts tied to LIBOR to provide for the determination of an alternative reference rate (“ARR”) and had adhered to the LIBOR Fallbacks Protocol of the International Swaps and Derivatives Association. Currently, the Corporation is mostly offering three-month Treasury Bill and Prime Rate as the alternative reference rates to LIBOR while it continues working with the update of processes and systems considering other ARRs.

As of June 30, 2021, the most significant of the Corporation’s LIBOR-based assets and liabilities consists of $2.1 billion of variable rate commercial and construction loans, approximately $66.0 million of U.S. agencies debt securities and private label MBS held as part of the Corporation’s available-for-sale investment securities portfolio, $142.1 million of Puerto Rico municipalities bonds held as part of the Corporation’s held-to-maturity investment securities portfolio, and $183.8 million of junior subordinated debentures.

The Corporation is monitoring the development and adoption of SOFR and other credit sensitive ARRs and their liquidity in the market. The manner and impact of the transition from LIBOR to an ARR, as well as the effect of these developments on our loans and investment securities portfolios, asset-liability management, systems, processes, and business, is uncertain.

Update on Previously Reported Cybersecurity Incident

On October 23, 2020, we experienced a cybersecurity incident that affected certain of the Corporation’s service channels. As a result of the incident and the security protocols that we activated to protect the Corporation’s information and that of its customers, certain bank services were temporarily suspended for our customers. We restored normal operations shortly thereafter and did not experience any material day-to-day impact from the temporary suspension. The investigation into the incident has been completed, including all regulatory required notices in accordance with local laws related to potential exposure of personal information of affected individuals. No evidence of misuse of personal information was identified. We believe that the incident has been contained and we do not expect the incident to have a material impact on our business, operations or financial condition.

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

The Corporation had net income of $70.6 million, or $0.33 per diluted common share, for the quarter ended June 30, 2021, compared to $21.3 million, or $0.09 per diluted common share, for the same period in 2020.

The key drivers of the Corporation’s GAAP financial results for the quarter ended June 30, 2021, compared to the same period in 2020, include the following:

• Net interest income for the quarter ended June 30, 2021 was $184.8 million, compared to $135.2 million for the second quarter of 2020. The increase was driven by an increase of $6.6 billion in average interest-earning assets and a decrease in the average cost of deposits, partially offset by the effect of lower market interest rates on investment yields. The increase in average interest-earning assets was primarily related to the acquisition of BSPR effective on September 1, 2020, as well as purchases of investment securities, and higher interest-bearing cash balances. Through 2020 and the first half of 2021, the increased liquidity obtained from the growth in total deposits was primarily invested in U.S. agencies investment securities or in interest-bearing deposits maintained at the New York FED.

The net interest margin decreased 41 basis points to 3.81% for the quarter ended June 30, 2021, compared to 4.22% for the same period in 2020. The decrease was primarily related to a change in asset mix resulting from average low-yielding cash balances and investment securities increasing $4.3 billion to 41% of total average interest-earning assets in the second quarter of 2021, compared to 28% in the second quarter of 2020, associated with the continued strong deposit growth. In addition, the proportion of average total loan portfolio balance to total average interest-earning assets in the second quarter of 2021 decreased to 59%, compared to 72% in the second quarter of 2020. High liquidity levels and a softening of commercial lending demand continue to put pressure on the net interest margin in 2021. See “Net Interest Income” below for additional information.

• The provision for credit losses on loans, finance leases, and debt securities decreased by $65.2 million to a net benefit of $26.2 million for the second quarter of 2021, compared to an expense of $39.0 million for the same period in 2020. The variance reflects the effect of reserve releases in the second quarter of 2021, primarily due to positive changes in the outlook of macroeconomic assumptions to which the reserve is correlated. The significant reserve builds in the prior year were due to the deterioration of the macroeconomic outlook as a result of the impact of the COVID-19 pandemic.

Net charge-offs totaled $7.7 million for the second quarter of 2021, or 0.27% of average loans on an annualized basis, compared to $9.9 million, or 0.43% of average loans for the same period in 2020. The decrease was primarily related to a $5.2 million loan loss recovery recorded in the second quarter of 2021 in connection with the paydown of a nonaccrual commercial and industrial loan participation in the Puerto Rico region, partially offset by a $3.4 million increase in net charge-offs taken on consumer loans, primarily related to credit cards and auto loans. See “Provision for credit losses” and “Risk Management” below for analyses of the allowance for credit losses (“ACL”) and non-performing assets and related ratios.

• The Corporation recorded non-interest income of $29.9 million for the second quarter of 2021, compared to $20.9 million for the same period in 2020. The $9.0 million increase was primarily related to: (i) a $9.1 million total increase in transactional fee income from service charges and fees on deposits, ATMs fees, credit and debit cards and POS interchange fees, and merchant-related activities due to the effect of the BSPR acquisition as well as increased transaction volumes due to the impact of the COVID-19 pandemic on economic activity the last year; (ii) a $2.7 million increase in revenues from mortgage banking activities, primarily related to a higher volume and gain margins on sales of residential mortgage loans in the secondary market; and (iii) a $0.8 million increase in insurance commissions income driven by a higher volume of loan originations, as compared to the second quarter of 2020. These variances were partially offset by the effect in the second quarter of 2020 of a $5.0 million benefit of insurance recoveries resulting from the final settlement of the Corporation’s business interruption insurance claim associated with lost profits caused by Hurricanes Irma and Maria in 2017. See “Non-Interest Income” below for additional information.

• Non-interest expenses for the second quarter of 2021 were $130.2 million, compared to $89.8 million for the same period in 2020. Non-interest expenses for the second quarter of 2021 included $11.0 million of merger and restructuring costs associated with the acquisition and integration of BSPR compared to $2.9 million for the second quarter of 2020. Total non-interest expenses also included $1.1 million of COVID-19 pandemic-related expenses, primarily related to cleaning and security protocols, compared to $3.0 million for the same period a year ago. Adjusted for the above-mentioned costs, total non-interest expenses for the second quarter of 2021 increased by $34.1 million, compared to the same period in 2020, primarily related to incremental expenses associated with operations, personnel, and branches acquired from BSPR. See “Non-Interest Expenses” below for additional information.

• For the second quarter of 2021, the Corporation recorded an income tax expense of $40.1 million, compared to an income tax expense of $6.0 million for the same period in 2020. The variance was primarily related to higher pre-tax income, as well as a higher estimated effective tax rate resulting from higher level of taxable income. As of June 30, 2021, the Corporation had deferred tax assets of $273.9 million (net of a valuation allowance of $104.5 million, including a valuation allowance of $64.6 million against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank), compared to net deferred tax assets of $329.3 million as of December 31, 2020. See “Income Taxes” below for additional information.

• As of June 30, 2021, total assets were $21.4 billion, an increase of $2.6 billion from December 31, 2020. The increase was primarily related to a $1.8 billion increase in investment securities, driven by purchases of U.S. agencies MBS and U.S. agencies callable and bullet debentures, and an increase of $1.3 billion in cash and cash equivalents attributable to the liquidity obtained from the growth in deposits and loan repayments. These variances were partially offset by a decrease of $407.3 million in total loans, consisting of a $289.7 million decrease in residential mortgage loans, and a $225.9 million decrease in commercial and construction loans (including a $56.8 million decrease in the SBA PPP loan portfolio), partially offset by an increase of $108.3 million in consumer loans. See “Financial Condition and Operating Data Analysis” below for additional information.

• As of June 30, 2021, total liabilities were $19.2 billion, an increase of $2.6 billion from December 31, 2020. The increase was mainly driven by a $1.8 billion growth in government deposits, and a $1.0 billion increase in total deposits, excluding brokered deposits and government deposits, partially offset by the repayment at maturity of $120.0 million of FHLB advances and a $56.2 million decrease in brokered deposits. See “Risk Management – Liquidity Risk and Capital Adequacy” below for additional information about the Corporation’s funding sources.

• As of June 30, 2021, the Corporation’s stockholders’ equity was $2.2 billion, a decrease of $70.2 million from December 31, 2020. The decrease was driven by the repurchase of 7.96 million of shares of common stock for a total purchase price of approximately $100 million, a $70.4 million decrease in the fair value of available-for-sale investment securities recorded as part of Other comprehensive (loss) income in the consolidated statements of financial condition, and common and preferred stock dividends declared in 2021 totaling $31.7 million. These variances were partially offset by earnings generated in the first half of 2021. The Corporation’s common equity tier 1 (“CET1”) capital, tier 1 capital, total capital and leverage ratios were 17.34%, 17.64%, 20.38% and 10.51%, respectively, as of June 30, 2021, compared to CET1 capital, tier 1 capital, total capital and leverage ratios of 17.31%, 17.61%, 20.37%, and 11.26%, respectively, as of December 31, 2020. See “Risk Management – Capital” below for additional information.

• Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, but excluding the utilization activity on outstanding credit cards, was $1.2 billion for the quarter ended June 30, 2021, compared to $902.9 million for the same period in 2020. During the second quarter of 2021, the Corporation originated $74.1 million of SBA PPP loans, compared to $375.2 million for the same period of 2020. Excluding those loans, total loan originations increased by $575.9 million to $1.1 billion during the second quarter of 2021, as compared to $527.7 million for the second quarter of 2020. The increase consisted of: (i) a $350.4 million increase in commercial and construction loan originations; (ii) a $182.9 million increase in consumer loan originations; and (iii) a $42.6 million increase in residential mortgage loan originations. The originations in the second quarter of 2020 were affected by the effect of the COVID-19 pandemic and related restrictive measures taken by governments, businesses and individuals that caused significant disruptions in loan underwriting and closing process as a result of a nearly two-month full lockdown of non-essential businesses that were implemented in Puerto Rico on March 16, 2020.

• Total non-performing assets were $255.6 million as of June 30, 2021, a decrease of $37.9 million from December 31, 2020. The decrease was driven by a $16.5 million decrease in the OREO portfolio balance, including the sale of a $10.0 million commercial OREO property in the Puerto Rico region, an $11.2 million reduction in nonaccrual commercial and construction loans, including through the repayment of a $6.0 million nonaccrual construction loan relationship in the Virgin Islands region, and a $7.6 million decrease in nonaccrual consumer loans. See “Risk Management – Non-Accruing and Non-Performing Assets” below for additional information.

• Adversely classified commercial and construction loans increased by $57.3 million to $212.5 million as of June 30, 2021 compared to December 31, 2020. The increase was driven by the downgrade of three commercial relationships totaling $48.2 million. The Corporation is closely monitoring its loan portfolio to identify potential at-risk segments, payment performance, the need for permanent modifications, and the performance of different sectors of the economy in all the markets where the Corporation operates.

The Corporation’s financial results for the second quarter and first six months of 2021 and 2020 included the following items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”):

Quarter and Six-Month Period Ended June 30, 2021

• Merger and restructuring costs of $11.0 million ($6.9 million after-tax) and $22.3 million ($13.9 million after-tax) for the second quarter and six-month period ended June 30, 2021, respectively, in connection with the BSPR acquisition integration process and related restructuring initiatives. Merger and restructuring costs in the second quarter of 2021 included approximately $1.7 million related to the previously announced Employee Voluntary Separation Program (the “VSP”) offered to eligible employees in the Puerto Rico region and approximately $2.1 million related to service contracts cancellation penalties. For the first six months of 2021, charges related to the VSP and involuntary separation programs implemented in the Puerto Rico region amounted to $6.5 million. In addition, merger and restructuring costs in the 2021 periods included expenses related to system conversions and other integration related efforts, as well as accelerated depreciation charges related to planned closures and consolidation of branches in accordance with the Corporation’s integration and restructuring plan.

• Costs of $1.1 million ($0.7 million after-tax) and $2.3 million ($1.4 million after-tax) for the second quarter and six-month period ended June 30, 2021 related to COVID-19 pandemic response efforts, primarily costs related to additional cleaning, safety materials, and security measures.

Quarter and Six-Month Period Ended June 30, 2020

• A $5.0 million ($3.1 million after-tax) benefit and a $6.2 million benefit from insurance recoveries recorded in the second quarter and first six months of 2020, respectively. The $5.0 million benefit recorded in the second quarter of 2020 was related to the final settlement of the Corporation’s business interruption insurance claim related to lost profits caused by Hurricanes Irma and Maria in 2017.

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

• Merger and restructuring costs of $2.9 million ($1.8 million after-tax) and $3.7 million ($2.3 million after-tax) for the second quarter and six-month period ended June 30, 2020, respectively, in connection with the acquisition of BSPR and related restructuring initiatives. Merger and restructuring costs in the 2020 periods primarily included consulting, legal, and other pre-conversion related efforts associated with the then-pending acquisition of BSPR.

The following table reconciles for the quarter and six-month periods ended June 30, 2021 and 2020 the reported net income to adjusted net income, a non-GAAP financial measure that excludes the Special Items identified above:

	Quarter Ended June 30,		Six-Month Period Ended June 30,

	2021	2020	2021	2020
(In thousands)
Net income, as reported (GAAP)	$70,558	$21,256	$131,708	$23,522
Adjustments:
Merger and restructuring costs	11,047	2,902	22,314	3,747
COVID-19 pandemic-related expenses	1,105	2,961	2,314	3,324
Benefit from hurricane-related insurance recoveries	-	(5,000)	-	(6,153)
Loss (gain) on sales of investment securities	-	155	-	(8,092)
Income tax impact of adjustments (1)	(4,557)	(324)	(9,236)	(345)
Adjusted net income (Non-GAAP)	$78,153	$21,950	$147,100	$16,003

(1) See "Basis of Presentation" below for the individual tax impact related to reconciling items.

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

As of June 30, 2021, the Corporation used the base-case economic scenario from Moody’s Analytics in its estimation of credit losses. The Corporation has currently set an initial forecast period (“reasonable and supportable period”) of 2 years and a reversion period of up to 3 years, utilizing a straight-line approach and reverting back to the historical macroeconomic mean for Puerto Rico and the Virgin Islands regions. For the Florida region, the methodology considers a reasonable and supportable forecast period and an implicit reversion towards the historical trend that varies for each macroeconomic variable, achieving the steady state by year 5. After the reversion period, a historical loss forecast period covering the remaining contractual life, adjusted for prepayments, is used based on the change in key historical economic variables during representative historical expansionary and recessionary periods. Changes in economic forecasts impact the probability of default (“PD”), loss-given default (“LGD”), and exposure at default (“EAD”) for each instrument, and therefore influence the amount of future cash flows for each instrument that the Corporation does not expect to collect.

Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the model, the Corporation has identified certain economic variables that have significant influence in the Corporation’s model for determining the ACL. As of June 30, 2021, the Corporation’s ACL model considered the following assumptions for key economic variables in the base-case scenario:

• Average commercial Real Estate Price Index contraction for the remaining of 2021 is 4.96%, compared to an average contraction of 9.01% in the previous forecast.

• Regional Home Price Index in Puerto Rico (purchase only prices), year-over-year increase of approximately 10.0% in the second quarter of 2021, followed by increases of 6.1% and 3.0% for the third and fourth quarters of 2021, respectively. For the Florida region, year-over-year increase of approximately 3.0% in the second quarter of 2021, followed by an increase of 0.6% for the third quarter of 2021 and a decline of 2.6% for the fourth quarter of 2021. For the U.S. mainland, year-over-year increase of approximately 5.2% in the second quarter of 2021, followed by increases of 4.0% and 2.2% for the third and fourth quarters of 2021, respectively.

• Levels of regional unemployment in Puerto Rico at approximately 8.7% in the second quarter of 2021, followed by modest improvements throughout the remainder of 2021 to an approximate level of 7.7% by the end of 2021. For the Florida region and the U.S. mainland, unemployment rate of 4.7% and 5.9%, respectively, in the second quarter of 2021, followed by modest improvements throughout the remainder of 2021 to an approximate level of 3.4% in Florida and 4.5% in the U.S. mainland by the end of 2021.

• A year-over-year increase in real gross domestic product (“GDP”) in the U.S. mainland approximately 13.1% in the second quarter of 2021, followed by increasing levels of real GDP growth between 6.8% –7.4% during the remainder of 2021.

Further, the Corporation periodically considers the need for qualitative adjustments to the ACL. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature and size of the portfolio and external factors that may ultimately impact credit quality, and (iii) other limitations associated with factors such as changes in underwriting and loan resolution strategies, among others. Management reviews the need for and appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

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

As described above, the process to determine the ACL requires numerous estimates and assumptions, some of which require a high degree of judgment and are often interrelated. Changes in the estimates and assumptions can result in significant changes in the ACL, as was the case during the second quarter and first six months of 2021. As of June 30, 2021, the total ACL for loans, held-to-maturity and available-for-sale securities, and off-balance sheet credit exposure decreased to $339.5 million, from $401.1 million as of December 31, 2020. The ACL reduction of $61.6 million during the first half of 2021 consisted of net charge-offs of $20.2 million and a provision for credit losses net benefit of $41.4 million. The provision for credit losses net benefit recorded in the first half of 2021 primarily reflects an improvement in the outlook of macroeconomic variables to which the reserve is correlated, including improvements in the commercial real estate price index and unemployment rate forecasts, and the overall decrease in the size of the residential mortgage and the commercial and construction loan portfolios. Our process for determining the ACL is further discussed in Note 1 – Nature of Business and Summary of Significant Accounting Policies, to the consolidated financial statements included in the 2020 Annual Report on Form 10-K.

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

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Corporation’s net deferred tax asset assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change, the Corporation may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the consolidated statements of income. Management evaluates its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires the evaluation of positive and negative evidence that can be objectively verified. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character is available within the carryforward periods. Consideration must be given to all sources of taxable income, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, and tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The Corporation has concluded that, based on the level of positive evidence, it is more likely than not that the deferred tax asset of $273.9 million (net of a valuation allowance of $104.5 million) will be realized at June 30, 2021. However, there is no guarantee that the tax benefits associated with the deferred tax assets will be fully realized. The positive evidence considered by management in arriving at its conclusion included factors such as: FirstBank’s three-year cumulative income position; sustained periods of profitability; management’s proven ability to forecast future income accurately and execute tax strategies; forecasts of future profitability under several potential scenarios that support the partial utilization of NOLs prior to their expiration from 2021 through 2024; and the utilization of NOLs over the past three-years. The negative evidence considered by management included: uncertainties about the state of the Puerto Rico economy, including considerations relating to the effect of hurricane and pandemic recovery funds together with Puerto Rico government debt renegotiation efforts and the ultimate sustainability of the latest fiscal plan certified by the PROMESA oversight board.

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

For PCD loans that, prior to the adoption of CECL, were classified as purchased credit impaired (“PCI”) loans and accounted for under ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC Subtopic 310-30”), the Corporation adopted CECL using the prospective transition approach. As allowed by CECL, the Corporation elected to maintain pools of loans accounted for under ASC Subtopic 310-30 as “units of accounts,” conceptually treating each pool as a single asset. As of June 30, 2021, such PCD loans consisted of $122.8 million of residential mortgage loans and $2.4 million of commercial mortgage loans acquired by the Corporation as part of previously completed asset acquisitions. As the Corporation elected to maintain pools of units of account for loans previously accounted for under ASC Subtopic 310-30, the Corporation is not able to remove loans from the pools until they are paid off, written off or sold (consistent with the Corporation’s practice prior to adoption of CECL), but is required to follow CECL for purposes of the ACL. Regarding interest income recognition for PCD loans that existed at the time of adoption of CECL, the prospective transition approach for PCD loans required by CECL was applied at a pool level, which froze the effective interest rate of the pools as of January 1, 2020. According to regulatory guidance, the determination of nonaccrual or accrual status for PCD loans that the Corporation has elected to maintain in previously existing pools pursuant to the policy election right upon adoption of CECL should be made at the pool level, not the individual asset level. In addition, the guidance provides that the Corporation can continue accruing interest and not report the PCD loans as being in nonaccrual status if the following criteria are met: (i) the Corporation can reasonably estimate the timing and amounts of cash flows expected to be collected, and (ii) the Corporation did not acquire the asset primarily for the rewards of ownership of the underlying collateral, such as for use in operations or improving the collateral for resale. Thus, the Corporation continues to exclude these pools of PCD loans from nonaccrual loan statistics. In accordance with CECL, the Corporation did not reassess whether modifications to individual acquired loans accounted for within pools were TDR as of the date of adoption.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and six-month period ended June 30, 2021 was $184.8 million and $361.0 million, respectively, compared to $135.2 million and $273.9 million for the comparable periods in 2020. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter and six-month period ended June 30, 2021 was $190.9 million and $371.7 million, respectively, compared to $140.3 million and $284.6 million for the comparable periods in 2020.

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

Part I
	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended June 30,	2021	2020	2021	2020	2021	2020
(Dollars in thousands)

Interest-earning assets:
Money market and other short-term investments	$1,741,167	$1,073,669	$433	$283	0.10%	0.11%
Government obligations (2)	1,895,868	737,301	6,609	5,263	1.40%	2.87%
MBS	4,222,478	1,787,611	14,352	12,340	1.36%	2.78%
FHLB stock	28,489	31,684	366	490	5.15%	6.22%
Other investments	10,973	6,267	6	10	0.22%	0.64%
Total investments (3)	7,898,975	3,636,532	21,766	18,386	1.11%	2.03%
Residential mortgage loans	3,357,114	2,847,192	45,627	37,812	5.45%	5.34%
Construction loans	177,688	169,508	5,108	2,185	11.53%	5.18%
Commercial and Industrial ("C&I")
and Commercial mortgage loans	5,353,657	3,944,614	67,027	46,755	5.02%	4.77%
Finance leases	501,734	429,286	9,322	7,747	7.45%	7.26%
Consumer loans	2,170,538	1,857,278	58,745	50,866	10.86%	11.02%
Total loans (4) (5)	11,560,731	9,247,878	185,829	145,365	6.45%	6.32%
Total interest-earning assets	$19,459,706	$12,884,410	$207,595	$163,751	4.28%	5.11%
Interest-bearing liabilities:
Brokered certificates of deposit (“CDs”)	$146,912	$418,246	$768	$2,270	2.10%	2.18%
Other interest-bearing deposits	11,131,583	6,987,301	10,014	14,727	0.36%	0.85%
Loans payable	-	29,451	-	18	-%	0.25%
Other borrowed funds	483,762	484,150	3,828	3,521	3.17%	2.92%
FHLB advances	356,374	517,363	2,066	2,870	2.33%	2.23%
Total interest-bearing liabilities	$12,118,631	$8,436,511	$16,676	$23,406	0.55%	1.12%
Net interest income on a tax equivalent
basis and excluding valuations			$190,919	$140,345
Interest rate spread					3.73%	3.99%
Net interest margin					3.94%	4.38%

	Average Volume		Interest income (1) / expense		Average Rate (1)
Six-Month Period Ended June 30,	2021	2020	2021	2020	2021	2020
(Dollars in thousands)

Interest-earning assets:
Money market and other short-term investments	$1,585,468	$922,188	$782	$2,545	0.10%	0.55%
Government obligations (2)	1,669,130	609,636	12,583	10,564	1.52%	3.48%
MBS	3,915,238	1,777,327	24,082	26,349	1.24%	2.98%
FHLB stock	29,851	32,537	767	1,086	5.18%	6.71%
Other investments	9,116	5,968	15	21	0.33%	0.71%
Total investments (3)	7,208,803	3,347,656	38,229	40,565	1.07%	2.44%
Residential mortgage loans	3,425,090	2,869,001	91,213	76,467	5.37%	5.36%
Construction loans	195,085	145,814	8,352	4,066	8.63%	5.61%
Commercial and Industrial ("C&I") and Commercial mortgage loans	5,392,420	3,812,042	133,296	94,727	4.98%	5.00%
Finance leases	491,919	425,513	18,192	15,666	7.46%	7.40%
Consumer loans	2,159,410	1,870,278	117,482	103,176	10.97%	11.09%
Total loans (4)(5)	11,663,924	9,122,648	368,535	294,102	6.37%	6.48%
Total interest-earning assets	$18,872,727	$12,470,304	$406,764	$334,667	4.35%	5.40%
Interest-bearing liabilities:
Brokered CDs	$167,814	$423,676	$1,757	$4,722	2.11%	2.24%
Other interest-bearing deposits	10,918,211	6,783,847	21,367	31,929	0.39%	0.95%
Loans payable	-	16,923	-	21	-%	0.25%
Other borrowed funds	483,762	462,172	7,400	7,471	3.08%	3.25%
FHLB advances	397,956	536,236	4,529	5,878	2.29%	2.20%
Total interest-bearing liabilities	$11,967,743	$8,222,854	$35,053	$50,021	0.59%	1.22%
Net interest income on a tax equivalent
basis and excluding valuations			$371,711	$284,646
Interest rate spread					3.76%	4.18%
Net interest margin					3.97%	4.59%

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
(5)

Interest income on loans includes $2.5 million and $0.9 million for the quarters ended June 30, 2021 and 2020, respectively, and $5.2 million and $3.2 million for the six-month periods ended June 30, 2021 and 2020, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2021 compared to 2020			2021 compared to 2020
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income on interest-earning assets:
Money market and other short-term investments	$172	$(22)	$150	$1,089	$(2,852)	$(1,763)
Government obligations	6,188	(4,842)	1,346	13,234	(11,215)	2,019
MBS	12,614	(10,602)	2,012	22,536	(24,803)	(2,267)
FHLB stock	(46)	(78)	(124)	(85)	(234)	(319)
Other investments	5	(9)	(4)	8	(14)	(6)
Total investments	18,933	(15,553)	3,380	36,782	(39,118)	(2,336)
Residential mortgage loans	7,009	806	7,815	14,599	147	14,746
Construction loans	111	2,812	2,923	1,650	2,636	4,286
Commercial and Industrial and Commercial mortgage loans	17,636	2,636	20,272	39,146	(577)	38,569
Finance leases	1,360	215	1,575	2,414	112	2,526
Consumer loans	8,623	(744)	7,879	15,746	(1,440)	14,306
Total loans	34,739	5,725	40,464	73,555	878	74,433
Total interest income	53,672	(9,828)	43,844	110,337	(38,240)	72,097
Interest expense on interest-bearing liabilities:
Brokered CDs	(1,416)	(86)	(1,502)	(2,705)	(260)	(2,965)
Non-brokered interest-bearing deposits	6,287	(11,000)	(4,713)	13,861	(24,423)	(10,562)
Loans Payable	(18)	-	(18)	(21)	-	(21)
Other borrowed funds	1	306	307	332	(403)	(71)
FHLB advances	(912)	108	(804)	(1,558)	209	(1,349)
Total interest expense	3,942	(10,672)	(6,730)	9,909	(24,877)	(14,968)
Change in net interest income	$49,730	$844	$50,574	$100,428	$(13,363)	$87,065

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis for the indicated periods. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations, and on an adjusted tax-equivalent basis:

	Quarter Ended		Six-Month Period Ended
(Dollars in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Interest Income - GAAP	$201,459	$158,616	$396,101	$323,880
Unrealized loss (gain) on derivative instruments	7	-	(18)	-
Interest income excluding valuations	201,466	158,616	396,083	323,880
Tax-equivalent adjustment	6,129	5,135	10,681	10,787
Interest income on a tax-equivalent basis excluding valuations	207,595	163,751	406,764	334,667

Interest Expense - GAAP	16,676	23,406	35,053	50,021

Net interest income - GAAP	$184,783	$135,210	$361,048	$273,859

Net interest income excluding valuations	$184,790	$135,210	$361,030	$273,859

Net interest income on a tax-equivalent basis excluding valuations	$190,919	$140,345	$371,711	$284,646

Average Balances
Loans and leases	$11,560,731	$9,247,878	$11,663,924	$9,122,648
Total securities, other short-term investments and interest-bearing cash balances	7,898,975	3,636,532	7,208,803	3,347,656
Average Interest-Earning Assets	$19,459,706	$12,884,410	$18,872,727	$12,470,304

Average Interest-Bearing Liabilities	$12,118,631	$8,436,511	$11,967,743	$8,222,854

Average Yield/Rate
Average yield on interest-earning assets - GAAP	4.15%	4.95%	4.23%	5.22%
Average rate on interest-bearing liabilities - GAAP	0.55%	1.12%	0.59%	1.22%
Net interest spread - GAAP	3.60%	3.83%	3.64%	4.00%
Net interest margin - GAAP	3.81%	4.22%	3.86%	4.42%

Average yield on interest-earning assets excluding valuations	4.15%	4.95%	4.23%	5.22%
Average rate on interest-bearing liabilities	0.55%	1.12%	0.59%	1.22%
Net interest spread excluding valuations	3.60%	3.83%	3.64%	4.00%
Net interest margin excluding valuations	3.81%	4.22%	3.86%	4.42%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	4.28%	5.11%	4.35%	5.40%
Average rate on interest-bearing liabilities	0.55%	1.12%	0.59%	1.22%
Net interest spread on a tax-equivalent basis and excluding valuations	3.73%	3.99%	3.76%	4.18%
Net interest margin on a tax-equivalent basis and excluding valuations	3.94%	4.38%	3.97%	4.59%

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

For the quarter ended June 30, 2021, net interest income increased $49.6 million to $184.8 million compared to $135.2 million for the second quarter of 2020. The $49.6 million increase in net interest income was primarily due to:

• A $21.9 million increase in interest income on commercial and construction loans, mainly due to a $1.4 billion increase in the average balance of this portfolio that reflects the effect of loans acquired in conjunction with the BSPR acquisition and a higher average balance of the SBA PPP loan portfolio. Total discount accretion related to fair value marks on commercial and construction loans acquired in the BSPR acquisition amounted to $4.6 million in the second quarter of 2021. Additionally, interest income for the second quarter of 2021 includes $4.0 million earned on average SBA PPP loan balances of $410.9 million, including the acceleration of fee income recognition in the amount of $1.5 million related to forgiveness remittances, compared to $1.9 million earned on average SBA PPP loan balances of $249.3 million for the second quarter of 2020. The variance also reflects the benefit resulting from interest income of approximately $2.9 million realized from deferred interest recognized on a nonaccrual construction loan paid-off during the second quarter of 2021.

• A $9.5 million increase in interest income on consumer loans and finance leases, mainly due to a $385.7 million increase in the average balance of this portfolio, which resulted in an increase in interest income of approximately $10.0 million, largely related to auto loans and finance leases. The increase in the average balance reflects the effect of both consumer loans acquired in connection with the BSPR acquisition and organic growth. The benefit of the increase in the average balance of the consumer loan portfolio was partially offset by lower average yields on credit card loans resulting from higher interest income reversals related to charged-off loans in the second quarter of 2021.

• A $7.7 million increase in interest income on residential mortgage loans, primarily related to a $509.9 million increase the average balance of this portfolio, primarily related to loans acquired in the BSPR acquisition.

• A $6.7 million decrease in total interest expense, primarily due to: (i) a $4.7 million decrease in interest expense on interest-bearing checking, savings and non-brokered time deposits, primarily related to the effect of lower rates paid that more than offset the effect of the $4.1 billion increase in average balance; (ii) a $1.5 million decrease in interest expense on brokered CDs, primarily related to the $271.3 million decrease in the average balance in related deposits; (iii) a $0.8 million decrease in interest expense on FHLB advances, primarily related to a $161.0 million decrease in the average balance of FHLB advances; and (iv) a $0.4 million decrease in interest expense related to the downward repricing of floating-rate junior subordinated debentures. These variances were partially offset by a $0.7 million increase in interest expense on repurchase agreements related to the upward repricing of $200 million repurchase agreements (flipper repos) for which its interest rate changed early in 2021 from variable rates tied to 3-month LIBOR to a fixed rate of 3.90%.

• A $3.8 million increase in interest income on investment securities and interest-bearing cash balances, primarily related to a $3.6 billion increase in the average balance of investment securities, largely related to purchases of U.S. agencies MBS and debt securities, and a $761.5 million increase in the average balance of interest-bearing cash balances maintained at the New York FED driven by strong deposit growth. The effect of higher average balances more than offset the adverse effect of lower reinvestment yields and higher U.S. agencies MBS premium amortization expense related to higher prepayment rates.

For the six-month period ended June 30, 2021, net interest income increased $87.1 million to $361.0 million, compared to $273.9 million for the same period in 2020. The $87.1 million increase in net interest income was primarily due to:

• A $40.5 million increase in interest income on commercial and construction loans, mainly due to a $1.6 billion increase in the average balance of this portfolio that reflects the effect of both loans acquired in conjunction with the BSPR acquisition and SBA PPP loans originated through 2020 and 2021. Total discount accretion related to fair value marks on commercial and construction loans acquired in the BSPR acquisition amounted to $7.3 million in the first six months of 2021. Additionally, interest income for the first six months of 2021 includes $9.4 million earned on average SBA PPP loan balances of $408.6 million, including the acceleration of fee income recognition in the amount of $4.7 million related to forgiveness remittances of $326.7 million received in 2021, compared to $1.9 million interest income on SBA PPP loans recorded in the first half of 2020. This variance also reflects the aforementioned benefit of interest income of $2.9 million realized from deferred interest recognized on a construction loan paid-off. These variances were partially offset by the decrease in yields in these portfolios. The decreases in yields on commercial and construction loans were the result of the predominance of loans in these categories with variable rates of interest tied to LIBOR and Prime rates, each of which decreased in 2020 and remained low in the first six months of 2021.

As of June 30, 2021, the interest rate on approximately 41 % of the Corporation’s commercial and construction loans, excluding SBA PPP loans, was based upon LIBOR indices and 15% was based upon the Prime rate index. For the first six months of 2021, the average one-month LIBOR rate declined 78 basis points, the average three-month LIBOR rate declined 89 basis points, and the average Prime rate declined 58 basis points compared to the average rates for such indices for the first half of 2020.

• A $16.8 million increase in interest income on consumer loans and finance leases, mainly due to a $355.5 million increase in the average balance of this portfolio, which resulted in an increase in interest income of approximately $18.1 million, largely related to auto loans and finance leases. The increase in the average balance reflects the effect of both consumer loans acquired in connection with the BSPR acquisition and organic growth.

• A $15.0 million decrease in total interest expense, primarily due to: (i) a $10.6 million decrease in interest expense on interest-bearing checking, savings and non-brokered time deposits, primarily related to the effect of lower rates paid in response to the current level of the Federal Fund target rate that more than offset the effect of the $4.1 billion increase in average balance; (ii) a $3.0 million decrease in interest expense on brokered CDs, primarily related to the $255.9 million decrease in the average balance in related deposits; and (iii) a $1.3 million decrease in interest expense on FHLB advances, primarily related to a $138.3 million decrease in the average balance of FHLB advances.

• A $14.5 million increase in interest income on residential mortgage loans, primarily related to a $556.1 million increase the average balance of this portfolio, primarily related to loans acquired in the BSPR acquisition.

• A $2.1 million increase in interest income on investment securities, driven by a $3.2 billion increase in the average balance, primarily U.S. agencies MBS and debt securities, partially offset by higher premium amortization expense related to higher prepayment rates of U.S. agencies MBS and lower reinvestment yields.

Partially offset by:

• A $1.8 million decrease in interest income from interest-bearing cash balances, which consisted primarily of deposits maintained at the New York FED. Balances at the New York FED earned 0.10% during the first six months of 2021, compared to 0.54% for the same period a year ago, a decrease attributable to declines in the Federal Funds target rate in the latter part of the first quarter of 2020. The adverse effect of lower rates was partially offset by a $663.3 million increase in the average balance of interest-bearing cash balances, primarily related to the strong growth in deposits.

The net interest margin decreased by 41 basis points to 3.81% for the second quarter of 2021, compared to the same period of 2020, and by 56 basis points to 3.86% for the first six months of 2021, compared to the same period of 2020. The decrease for the 2021 periods was primarily attributable to a higher proportion of low-yielding assets, such as interest-bearing cash deposited at the New York FED and investment securities from continued strong deposit growth, to total interest-earning assets. The total average balance of interest-bearing cash balances and investment securities increased by $4.3 billion to 41% of total average interest-earning assets in the second quarter of 2021, compared to 28% in the second quarter of 2020. For the first six months of 2021, the total average balance of interest-bearing cash balances and investment securities increased by $3.9 billion to 38% of total average interest-earning assets, compared to 27% in the first half of 2020.

Provision for Credit Losses

The provision for credit losses consists of provisions for credit losses on loans and finance leases and, unfunded loan commitments, as well as held-to-maturity and available-for-sale debt securities. The principal changes in the provision for credit losses by main categories follow:

Provision for credit losses for loans and finance leases

The provision for credit losses for loans and finance leases decreased by $62.7 million to a net benefit of $26.3 million for the second quarter of 2021, compared to an expense of $36.4 million for the second quarter of 2020. The variances by major portfolio category are as follow:

• Provision for credit losses for the commercial and construction loan portfolio was a net benefit of $27.9 million for the second quarter of 2021, compared to an expense of $18.0 million in the second quarter of 2020. The net benefit recorded in the second quarter of 2021, reflects continued improvements in current and forecasted macroeconomic variables, primarily in the commercial real estate price index and unemployment rate variables, the $5.2 million loan loss recovery recorded in the second quarter in connection with a paydown of a nonaccrual commercial and industrial loan, and, the overall decrease in the size of this portfolio in the Puerto Rico region, partially offset by charges associated with changes in certain borrowers’ financial metrics based on their most recent financial statements. The significant reserve builds in the prior year was due to the effect of the COVID-19 pandemic on the outlook of macroeconomic variables reflected across multiple sectors of the economy with the largest impact in the hospitality, office and retail real estate industries.

• Provision for credit losses for the residential mortgage loan portfolio was $0.8 million for the second quarter of 2021, compared to $6.2 million in the second quarter of 2020. The provision recorded in the second quarter of 2021 was primarily related to the net effect of the qualitative adjustments applied to this portfolio that consider, among other things, loan resolution strategies, expectations on the outlook of macroeconomic variables, and delinquency trends. The significant reserve builds in the prior year was due to the effect of the COVID-19 pandemic on the outlook of macroeconomic variables. Key economic variables in the residential mortgage credit loss models are regional unemployment rates and home price indexes.

• Provision for credit losses for the consumer loans and finance leases portfolio was $0.8 million for the second quarter of 2021, compared to $12.2 million in the second quarter of 2020. The charges to the provision in the second quarter of 2021 were primarily related to the personal loan portfolio that, among other things, reflect some increases in cumulative historical charge-off levels. These charges were partially offset by reserve releases recorded for auto loans, finance lease, and credit card loans associated with improvements in macroeconomic variables, such as the regional unemployment rate and lower credit card loans outstanding. The significant reserve builds in the prior year was due to the effect of the COVID-19 pandemic on the outlook of macroeconomic variables primarily reflected in the auto loans and finance leases portfolio.

The provision for credit losses for loans and finance leases decreased by $151.2 million to a net benefit of $40.7 million for the first six months of 2021, compared to an expense of $110.5 million for the first six months of 2020.

• Provision for credit losses for the commercial and construction loan portfolio was a net benefit of $42.5 million for the first half of 2021, compared to an expense of $42.7 million in the first half of 2020. The net benefit recorded in the first half of 2021, reflects improvements in forecasted macroeconomic variables, primarily in the commercial real estate price index and unemployment rate variables, and, the overall decrease in the size of this portfolio in the Puerto Rico region. The significant reserve builds in the prior year were due to the deterioration of the macroeconomic outlook as a result of the onset of the COVID-19 pandemic reflected across multiple sectors with higher increases in the ACL made for loans in the accommodation, office and retail real estate, and transportation industries.

• Provision for credit losses for the residential mortgage loan portfolio was a net benefit of $3.4 million for the first half of 2021, compared to an expense of $22.4 million in the first half of 2020. The net benefit recorded in the first half of 2021 reflects the effect of both improvements in the outlook of macroeconomic variables, such as regional unemployment rates and the Home Price Index, and the overall portfolio decrease. The significant reserve builds in the prior year were due to the deterioration of the macroeconomic outlook as a result of the onset of the COVID-19 pandemic.

• Provision for credit losses for the consumer loans and finance leases portfolio was $5.1 million for the first half of 2021, compared to $45.4 million in the first half of 2020. The charges to the provision in the first six months of 2021 were primarily related to the personal loans portfolio that, among other things, reflect some increases in cumulative historical charge-off levels, as well as charges to the provision for auto loans and finance leases that, among other things, accounted for the overall increase in the size of these portfolios. The significant reserve builds in the prior year were due to the deterioration of the macroeconomic outlook as a result of the onset of the COVID-19 pandemic primarily reflected in auto loans, finance leases, and the credit card loans.

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

Provision for credit losses for unfunded loan commitments

The provision for credit losses for unfunded commercial and construction loan commitments and standby letters of credit was a net benefit of $1.7 million and $2.4 million for the second quarter and first six months of 2021, compared to an expense of $1.3 million and $3.2 million for the comparable periods in 2020, respectively. The net benefit recorded in the 2021 periods was mainly related to improvements in forecasted macroeconomic variables. The reserve builds in the prior year was primarily related to the effect of the onset of the COVID-19 pandemic on the outlook of macroeconomic variables.

Provision for credit losses for held-to-maturity and available-for-sale debt securities

As of June 30, 2021, the held-to-maturity debt securities portfolio consisted of Puerto Rico municipal bonds. The provision for credit losses for held-to-maturity securities was an expense of $1.8 million for both the quarter and first six months of 2021, compared to $0 and $1.1 million for the same periods a year ago, respectively. The charges to the provision for held-to-maturity debt securities in 2021 was mainly related to changes in some issuers’ financial metrics based on their most recent financial statements. Meanwhile, there were no charges to the provision for credit losses for available-for-sale debt securities in the second quarter of 2021 and a charge of $0.1 million was recorded for the first half of 2021, compared to charges of $1.3 million and $1.6 million for the second quarter and first six months of 2020, respectively. The charges recorded in 2020 were in connection with private label MBS and a residential mortgage pass-through MBS issued by the Puerto Rico Housing Finance Authority (“PRHFA”) resulting from a decline in the present value of expected cash flows taking into consideration the performance of the underlying mortgages and the effect of a deterioration in forecasted economic conditions due to the COVID-19 pandemic.

Non-Interest Income

The following table presents the composition of non-interest income for the indicated periods:
	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
(In thousands)

Service charges on deposit accounts	$8,788	$4,475	$17,092	$10,432
Mortgage banking activities	6,404	3,686	13,677	7,474
Insurance income	2,215	1,381	7,456	5,963
Other operating income	12,477	11,505	22,615	19,131
Non-interest income before net gain on
investment securities	29,884	21,047	60,840	43,000
Net (loss) gain on sales of investment securities	-	(155)	-	8,092
Total	$29,884	$20,892	$60,840	$51,092

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

Non-interest income for the second quarter of 2021 amounted to $29.9 million, compared to $20.9 million for the same period in 2020. The $9.0 million increase in non-interest income was primarily related to:

• A $4.3 million increase in service charges and fees on deposits accounts, driven by the income generated by the acquired BSPR operations, primarily reflecting an increase in the number of cash management transactions of commercial clients, and an increase in the monthly service fee charged on certain checking and savings products.

• A $2.7 million increase in revenues from mortgage banking activities, primarily related to a $4.2 million increase in realized gains on sales of residential mortgage loans in the secondary market and a $1.1 million increase in service fee income. These variances were partially offset by a $1.9 million decrease related to the net change in mark-to-market gains and losses from both interest rate lock commitments and To-Be-Announced (“TBA”) MBS forward contracts and a $0.7 million increase in the amortization expense related to mortgage servicing rights. Total loans sold in the secondary market to GNMA and U.S. government-sponsored agencies (“GSEs”) during the second quarter of 2021 amounted to $146.7 million with a related net gain of $5.6 million (net of realized losses of $0.2 million on TBA hedges), compared to total loans sold in the secondary market during the second quarter of 2020 of $63.8 million with a related net gain of $1.4 million (net of realized losses of $1.1 million on TBA hedges).

• A $1.0 million increase in Other operating income in the table above, primarily related to: (i) a $4.8 million increase in transactional fee income from credit and debit cards, ATMs, POS, and merchant-related activity reflecting both the effect of the BSPR acquisition as well as increased transaction volumes due to the impact of the COVID-19 pandemic on economic activity the last year; (ii) a $0.5 million increase in fees and commissions from wire transfers and insurance referrals; and (iii) a $0.4 million increase in non-deferrable loan fees, such as unused commitment loan fees. These variances were partially offset by the effect of a $5.0 million benefit recorded in the second quarter of 2020 resulting from the final settlement of the Corporation’s business interruption insurance claim associated with lost profits caused by Hurricanes Irma and Maria in 2017.

• A $0.8 million increase in insurance income, driven by higher property insurance commissions, impacted by a higher volume of residential mortgage loan originations during the second quarter of 2021, when compared to same period in 2020, and higher sells of annuities and accidental death policies.

Non-interest income for the six-month period ended June 30, 2021 amounted to $60.8 million, compared to $51.1 million for the same period in 2020. The $9.7 million increase in non-interest income was primarily due to:

• A $6.7 million increase in service charges on deposits, driven by the income generated by the acquired BSPR operations, primarily reflecting an increase in the number of cash management transactions of commercial clients.

• A $6.2 million increase in revenues from mortgage banking activities, driven by a $6.5 million increase in realized gain on sales of residential mortgage loans in the secondary market and a $1.9 million increase in service fee income, partially offset by a $1.4 million increase in the amortization expense related to mortgage servicing rights and a $1.0 million decrease related to the net change in mark-to-market gains and losses from both interest rate lock commitments and TBA MBS forward contracts. Total loans sold in the secondary market to U.S. GSEs during the first six months of 2021 amounted to $298.2 million, with a related net gain of $11.3 million (including realized gains of $0.1 million on TBA hedges), compared to total loans sold in the secondary market during the first six months of 2020 of $157.5 million, with a related net gain of $4.8 million (net of realized losses of $1.5 million on TBA hedges).

• A $3.5 million increase in Other operating income in the table above, primarily reflecting: (i) a $6.7 million increase in transactional fee income from credit and debit cards, ATMs, POS, and merchant-related activity reflecting both the effect of the BSPR acquisition as well as increased transaction volumes due to the impact of the COVID-19 pandemic on economic activity the last year; (ii) a $0.8 million increase in fees and commissions from other banking services such as wire transfers, insurance referrals, and official checks; and (iii) a $0.5 million increase in non-deferrable loan fees, such as unused commitment loan fees. These variances were partially offset by the effect of the $5.0 million benefit recorded in the second quarter of 2020 resulting from the final settlement of the Corporation’s business interruption insurance claim associated with lost profits caused by Hurricanes Irma and Maria in 2017.

• A $1.5 million increase in insurance income, driven by higher property insurance commissions, impacted by a higher volume of residential mortgage loan originations during the first six months of 2021, when compared to same period in 2020, and higher sells of annuities and accidental death policies.

The above-described increases was partially offset by the effect in 2020 of an $8.1 million gain on sales of approximately $275.6 million of available-for-sale U.S. agencies MBS. At the time of sale, these securities carried an increased prepayment risk given the dramatic drops in market interest rates.

Non-Interest Expenses

The following table presents the components of non-interest expenses for the indicated periods:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020

(In thousands)

Employees' compensation and benefits	$49,714	$39,532	$100,556	$82,391
Occupancy and equipment	24,116	16,376	48,358	31,503
FDIC deposit insurance premium	1,922	1,436	3,910	2,958
Taxes, other than income taxes	5,576	3,577	11,775	7,457
Professional fees:
Collections, appraisals and other credit-related fees	1,080	1,387	2,390	3,083
Outsourced technology services	11,946	7,672	24,319	14,501
Other professional fees	3,738	2,909	7,756	6,177
Credit and debit card processing expenses	6,795	3,938	11,073	7,888
Business promotion	3,225	2,314	6,195	5,936
Communications	2,407	1,852	4,869	3,729
Net (gain) loss on OREO and OREO operations expenses	(139)	811	1,759	1,999
Merger and restructuring costs	11,047	2,902	22,314	3,747
Other	8,745	5,080	18,199	10,601
Total	$130,172	$89,786	$263,473	$181,970

Non-interest expenses for the second quarter of 2021 were $130.2 million, compared to $89.8 million for the same period in 2020. Included in non-interest expenses are the following Special Items:

• Merger and restructuring costs associated with the acquisition of BSPR of $11.0 million for the second quarter of 2021, compared to $2.9 million for the second quarter of 2020. These costs in 2021 primarily included charges related to the VSP implemented in the Puerto Rico region, service contracts cancellation penalties, as well as expenses related to system conversions and other integration related efforts, and accelerated depreciation charges related to planned closures and consolidation of branches in accordance with the Corporation’s integration and restructuring plan.

• COVID-19 pandemic-related expenses of $1.1 million for the second quarter of 2021, compared to $3.0 million for the second quarter of 2020. For the second quarter of 2021 these costs primarily consisted of: (i) expenses of $1.0 million associated with cleaning and security protocols, included as part of Occupancy and equipment costs in the table above; and (ii) $0.1 million in sales and use taxes, included as part of Taxes, other than income taxes in the table above. For the second quarter of 2020, these costs primarily consisted of: (i) expenses of $1.7 million associated with bonuses paid to branch personnel and other essential employees for working during the pandemic, as well as other employee-related expenses such as expenses for the administration of COVID-19 tests and purchases of personal protective equipment, included as part of Employees’ compensation and benefit in the table above; (ii) expenses of $0.9 million associated with cleaning and security protocols, included as part of Occupancy and equipment in the table above; (iii) expenses of $0.3 million related to communications established with customers, included as part of Business promotion in the table above; and (iv) expenses of $0.1 million in sales and use taxes included as part of Taxes, other than income taxes in the table above.

On a non-GAAP basis, adjusted non-interest expenses, excluding the effect of the Special Items mentioned above, amounted to $118.0 million for the second quarter of 2021, compared to $83.9 million for the second quarter of 2020. The $34.1 million increase in adjusted non-interest expenses primarily reflects the effect of operations, personnel, and branches acquired from BSPR. Some of the most significant variances in adjusted non-interest expenses follows:

• An $11.9 million increase in adjusted employees’ compensation and benefit expenses, primarily driven by incremental expenses related to personnel retained from the acquisition of BSPR and a $1.3 million decrease in deferred loan origination costs associated with a lower volume of SBA PPP loans originations in the second quarter of 2021, as compared to the same period a year ago.

• A $7.6 million increase in adjusted occupancy and equipment expenses, primarily related to incremental expenses associated with the BSPR acquired operations including, among others, depreciation, software maintenance and rental expenses.

• A $4.8 million increase in adjusted professional service fees, primarily related to approximately $3.5 million of temporary technology processing costs of the acquired BSPR operations while system conversions are completed, and a $0.8 million increase in consulting and legal fees.

• A $3.7 million increase in adjusted Other non-interest expense, in the table above, including a $2.2 million increase in the amortization of intangible assets, primarily associated with the intangibles assets recognized in connection with the BSPR acquisition, and a $1.2 million increase in insurance and supervisory expenses, primarily associated with higher costs on insurance policies.

• A $2.8 million increase in credit and debit card processing expenses, primarily related to incremental expenses of the acquired operations and higher transaction volumes.

• A $2.0 million increase in adjusted taxes, other than income taxes, primarily related to incremental municipal license taxes, property taxes, and sales and use taxes related to the acquired operations.

• A $1.2 million increase in adjusted business promotion expense, primarily related to a $0.8 million increase in advertising, marketing, and sponsorship activities, and a $0.4 million increase in the cost of the credit card reward program.

• A $0.6 million increase in communication expenses, primarily related to incremental expenses on data and postage related to the acquired operations.

• A $0.5 million increase in the FDIC insurance premium expense, due to a higher assessment base following the acquisition of BSPR.

Partially offset by:

• A $1.0 million decrease in losses from OREO operations, including a $0.8 million increase in income recognized from rental payments associated with OREO income-producing properties and a $0.2 million decrease in write-downs to the value of OREO properties.

Non-interest expenses for the first six months of 2021 were $263.5 million, compared to $182.0 million for the same period in 2020. Included in non-interest expenses are the following Special Items:

• Merger and restructuring costs associated with the acquisition of BSPR of $22.3 million for the first six months of 2021, compared to $3.7 million for the comparable period of 2020. These costs in 2021 primarily included charges related to the VSP and involuntary employee separation programs implemented in the Puerto Rico region, as well as consulting fees, expenses related to system conversions and other integration related efforts, expenses related to service contracts cancellation penalties, and accelerated depreciation charges related to planned closures and consolidation of branches in accordance with the Corporation’s integration and restructuring plan.

• COVID-19 pandemic-related expenses of $2.3 million for the first six months of 2021, compared to $3.3 million for the comparable period of 2020. For the first six months of 2021 these costs primarily consisted of: (i) expenses of $2.0 million associated with cleaning and security protocols, included as part of Occupancy and equipment costs in the table above; and (ii) $0.2 million in sales and use taxes, included as part of Taxes, other than income taxes in the table above. For the first six months of 2020, these costs primarily consisted of: (i) expenses of $1.7 million associated with bonuses paid to branch personnel and other essential employees for working during the pandemic, as well as other employee-related expenses such as expenses for the administration of COVID-19 tests and purchases of personal protective equipment, included as part of Employees’ compensation and benefit in the table above; (ii) expenses of $1.0 million associated with cleaning and security protocols, included as part of Occupancy and equipment in the table above; (iii) expenses of $0.5 million related to communications established with customers, included as part of Business promotion in the table above; and (iv) expenses of $0.1 million in sales and use taxes included as part of Taxes, other than income taxes in the table above.

• Benefit from hurricane-related expenses insurance recoveries recorded as contra-expense in the first six months of 2020 amounting to $1.2 million, primarily related to repairs and maintenance expenses, included as a contra expense of Occupancy and equipment costs in the table above.

On a non-GAAP basis, adjusted non-interest expenses, excluding the effect of the Special Items mentioned above, amounted to $238.8 million for the first six months of 2021, compared to $176.2 million for the comparable period of 2020. The $62.6 million increase in adjusted non-interest expenses primarily reflects the effect of operations, personnel, and branches acquired from BSPR. Some of the most significant variances in adjusted non-interest expenses follows:

• A $19.9 million increase in adjusted employees’ compensation and benefit expenses, primarily driven by incremental expenses related to personnel retained from the acquisition of BSPR.

• A $15.0 million increase in adjusted occupancy and equipment expenses, primarily related to incremental expenses associated with the BSPR acquired operations including, among others, depreciation, software maintenance and rental expenses.

• A $10.5 million increase in adjusted professional service fees, including an increase of approximately $6.6 million related to temporary technology processing costs of the acquired BSPR operations while system conversions are completed, a $1.1 million increase in consulting and legal fees, and an increase of approximately $0.7 million related to the platform used for SBA PPP loan originations and forgiveness funding, partially offset by a $0.7 million decrease in attorneys’ collection fees, appraisals and other credit-related fees.

• A $7.6 million increase in adjusted Other non-interest expense, in the table above, including a $4.4 million increase in the amortization of intangible assets, primarily associated with the intangibles assets recognized in connection with the BSPR acquisition, and a $2.5 million increase in insurance and supervisory expenses, primarily associated with higher costs on insurance policies.

• A $4.2 million increase in adjusted taxes, other than income taxes, primarily related to incremental municipal license taxes, property taxes, and sales and use taxes related to the acquired operations.

• A $3.2 million increase in credit and debit card processing expenses, primarily related to incremental expenses of the acquired operations and higher transaction volumes due to the effect of the COVID19 pandemic on economic activity last year.

• A $1.1 million increase in communication expenses, primarily related to incremental expenses on telephone, data and postage related to the acquired operations.

• A $1.0 million increase in the FDIC insurance premium expense.

Income Taxes

For the second quarter and first six months of 2021, the Corporation recorded an income tax expense of $40.1 million and $68.1 million, respectively, compared to $6.0 million and $3.1 million for the comparable periods in 2020. The variances were primarily related to both, higher pre-tax income driven by credit losses reserve releases in the 2021 periods, compared to the significant charges to the provision recorded during the comparable periods in 2020, and a higher estimated effective tax rate resulting from higher levels of taxable income.

For the quarter and six-month period ended June 30, 2021, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes” (“ASC 740-270”), requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The Corporation’s estimated annual effective tax rate in the first six months of 2021, excluding entities from which a tax benefit cannot be recognized and discrete items, was 33%, compared to 25% for the first six months of 2020. The estimated annual effective tax rate, including all entities, for 2021 was 34% (34% excluding discrete items), compared to 27% for the first six months of 2020 (27% excluding discrete items).

The Corporation’s net deferred tax asset amounted to $273.9 million as of June 30, 2021, net of a valuation allowance of $104.5 million, and management concluded, based upon the assessment of all positive and negative evidence, that it was more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $273.7 million as of June 30, 2021, net of a valuation allowance of $64.6 million, compared to a net deferred tax asset of $329.1 million, net of a valuation allowance of $59.9 million, as of December 31, 2020. The decrease in the deferred tax assets is mainly driven by the aforementioned credit losses reserve release, as well as the usage of net operating losses. The increase in the valuation allowance during the first six months of 2021 was primarily related to the change in the market value of available-for-sale securities. The Corporation maintains a full valuation allowance for its deferred tax assets associated with capital loss carry forward, thus, the change in the market value of available-for-sale securities resulted in a change in the deferred tax asset and an equal change in the valuation allowance without having an effect on earnings.

In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the second quarter and six-month period ended June 30, 2021, the Corporation incurred an income tax expense of approximately $1.4 million and $2.5 million, respectively, related to its U.S. operations, compared to $1.2 million and $2.2 million, respectively, for the comparable periods in 2020. The limitation did not impact the USVI operations in the second quarter and six-month periods ended June 30, 2021 and 2020.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

The Corporation’s total assets were $21.4 billion as of June 30, 2021, an increase of $2.6 billion from December 31, 2020. The increase was primarily related to a $1.8 billion increase in investment securities, mainly driven by purchases of U.S. agencies MBS and U.S agencies callable and bullet debentures totaling $2.7 billion during the first six months of 2021, partially offset by approximately $243.4 million of U.S. agencies bonds that were called prior to maturity during the first six months of 2021, prepayments of $598.0 million of U.S. agencies MBS, and a $70.4 million decrease in the fair value of available-for-sale investment securities attributable to changes in market interest rates. In addition, there was an increase of $1.3 billion in cash and cash equivalents attributable to the liquidity obtained from the growth in deposits and loan repayments. These variances were partially offset by a decrease of $407.3 million in total loans, as further discussed below.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the indicated dates:

	June 30,	December 31,
	2021	2020
(In thousands)
Residential mortgage loans	$3,253,857	$3,521,954

Commercial loans:
Commercial mortgage loans	2,154,889	2,230,602
Construction loans	177,032	212,500
Commercial and Industrial loans (1)	3,083,863	3,202,590
Total commercial loans	5,415,784	5,645,692
Consumer loans and finance leases	2,717,953	2,609,643
Total loans held for investment	11,387,594	11,777,289

Less:
Allowance for credit losses for loans and finance leases	(324,958)	(385,887)
Total loans held for investment, net	$11,062,636	$11,391,402
Loans held for sale	32,699	50,289
Total loans, net	$11,095,335	$11,441,691

(1)	As of June 30, 2021 and December 31, 2020, includes $349.3 million and $406.0 million, respectively, of SBA PPP loans.

As of June 30, 2021, the Corporation’s total loan portfolio, before the ACL, amounted to $11.4 billion, a decrease of $407.3 million when compared to December 31, 2020. The decrease consisted of reductions of $408.6 million in the Puerto Rico region and $22.6 million in the Virgin Islands region, partially offset by a $23.9 million increase in the Florida region. On a portfolio basis, the decrease consisted of reductions of $289.7 million in residential mortgage loans and $225.9 million in commercial and construction loans (including a $56.7 million decrease in the SBA PPP loan portfolio), partially offset by an increase of $108.3 million in consumer loans, including a $178.0 million increase in auto loans and leases. As further discussed below, the decrease in commercial and construction loans reflects, among other things, the effect of the payoff of four large commercial mortgage loan relationships totaling $121.3 million, and the sale of two criticized commercial loan participations totaling $24.0 million in the Florida region. Approximately half of the large loan payoffs were related to one facility that was up for renewal and the Corporation decided not to participate in the financing.

The decrease in the Puerto Rico region consisted of reductions of $305.7 million in commercial and construction loans (including a $62.7 million decrease in the SBA PPP loan portfolio) and $217.0 million in residential mortgage loans, partially offset by an increase of $114.1 million in consumer loans, primarily auto loans and finance leases. The decline in the residential mortgage loan portfolio in the Puerto Rico region reflects the effect of repayments and charge-offs, which more than offset the volume of new loan originations kept on the loan portfolio held for investment. The growth in consumer loans was driven by new loan originations, primarily auto loans and finance leases, partially offset by reductions in the balances of personal loans and credit card loans. Excluding the $62.7 million decrease in the SBA PPP loan portfolio, commercial and construction loans in the Puerto Rico region decreased by $243.0 million, driven by the aforementioned payoff of four large commercial mortgage loan relationships totaling $121.3 million, a $19.8 million decrease in the balance of floor plan lines of credit, several commercial and industrial term loans individually in excess of $3 million that were paid off during the first six months of 2021 and totaled approximately $17.9 million, principal repayments that reduced by $33.1 million the balance of revolving lines of credits related to five commercial and industrial relationships, and additional repayments.

The decrease in total loans in the Virgin Islands region consisted of reductions of $14.5 million in residential mortgage loans, and $8.7 million in commercial and construction loans (including a $0.5 million decrease in the SBA PPP loan portfolio), partially offset by a $0.6 million increase in the balance of consumer loans. The decrease in commercial and construction loans reflects, among other things, the repayment of a $6.0 million nonaccrual construction loan.

The increase in total loans in the Florida region consisted of an increase of $88.5 million in commercial and construction loans, partially offset by reductions of $58.3 million in residential mortgage loans and $6.3 million in consumer loans. The increase in the commercial and construction loan portfolio included a $6.4 million increase in the SBA PPP loan portfolio. Excluding the increase in the SBA PPP loan portfolio, commercial and construction loans in the Florida region increased by $82.1 million, driven by the origination of several commercial loans individually in excess of $10 million related to seven commercial and industrial relationships and totaling $116.3 million, partially offset by the sale of two criticized commercial loan participations totaling $24.0 million, and additional loan repayments.

As of June 30, 2021, the loans held for investment portfolio was comprised of commercial and construction loans (48%), residential real estate loans (28%), and consumer and finance leases (24%). Of the total gross loan portfolio held for investment of $11.4 billion as of June 30, 2021, the Corporation had credit risk concentration of approximately 78% in the Puerto Rico region, 18% in the United States region (mainly in the state of Florida), and 4% in the Virgin Islands region, as shown in the following table:

As of June 30, 2021	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,591,304	$198,658	$463,895	$3,253,857
Commercial mortgage loans	1,687,731	58,105	409,053	2,154,889
Construction loans	62,830	4,362	109,840	177,032
Commercial and Industrial loans (1)	1,945,708	129,825	1,008,330	3,083,863
Total commercial loans	3,696,269	192,292	1,527,223	5,415,784
Consumer loans and finance leases	2,645,328	52,287	20,338	2,717,953
Total loans held for investment, gross	$8,932,901	$443,237	$2,011,456	$11,387,594
Loans held for sale	25,565	935	6,199	32,699
Total loans, gross	$8,958,466	$444,172	$2,017,655	$11,420,293

(1)

As of June 30, 2021, includes $349.3 million of SBA PPP loans consisting of $238.4 million in the Puerto Rico region, $26.9 million in the Virgin Islands region, and $83.9 million in the United States region.

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

Residential Real Estate Loans

As of June 30, 2021, the Corporation’s total residential mortgage loan portfolio, including loans held for sale, decreased by $289.7 million, as compared to the balance as of December 31, 2020. The decline reflects reductions in all regions driven by repayments and charge-offs, which more than offset the volume of new loan originations kept on the balance sheet. Consistent with the Corporation’s strategies, the residential mortgage loan portfolio decreased by $217.0 million in the Puerto Rico region, $58.2 million in the Florida region, and $14.5 million in the Virgin Islands region. Approximately 92% of the $258.3 million in residential mortgage loan originations in the Puerto Rico region during the first six months of 2021 consisted of conforming loan originations and refinancings. Conforming mortgage loans are generally originated with the intent to sell in the secondary market to GNMA and U.S. government-sponsored agencies.

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

Commercial and Construction Loans

As of June 30, 2021, the Corporation’s commercial and construction loan portfolio, including loans held for sale, decreased by $225.9 million (including a $56.7 million decrease in the SBA PPP loan portfolio), as compared to the balance as of December 31, 2020. The decrease in commercial and construction loans was primarily reflected in the Puerto Rico region, which declined by $305.7 million (including a $62.7 million decrease in the SBA PPP loan portfolio), as compared to the balance as of December 31, 2020. Excluding the $62.7 million decrease in the SBA PPP loan portfolio, commercial and construction loans in the Puerto Rico region decreased by $243.0 million, driven by the aforementioned payoff of four large commercial mortgage loan relationships totaling $121.3 million, the $19.8 million decrease in the balance of floor plan lines of credit, and additional reductions related to repayments of revolving lines of credits and the payoff of several commercial and industrial term loans as explained above.

In the Virgin Islands region, commercial and construction loans decreased by $8.7 million (including a $0.5 million decrease in the SBA PPP loan portfolio) as compared to the balance as of December 31, 2020. The decrease in the Virgin Islands region, primarily reflects the effect of the aforementioned $6.0 million repayment of a nonaccrual construction loan.

In the Florida region, commercial and construction loans increased by $88.5 million (including a $6.4 million increase in the SBA PPP loan portfolio). Excluding the $6.4 million increase in the SBA PPP loan portfolio, commercial and construction loans in the Florida region increased by $82.1 million, driven by the origination of several commercial loans individually in excess of $10 million as further explained above.

As mentioned above, the SBA reactivated the PPP in January 2021. The Corporation originated additional PPP loans up to the end of the program on May 31, 2021. In the first six months of 2021, the Corporation originated $283.4 million in PPP loans and received forgiveness remittances of approximately $326.7 million in the principal balance of PPP loans originated in 2020. As of June 30, 2021, SBA PPP loans, net of unearned fees of $18.1 million, totaled $349.3 million, compared to $406.0 million as of December 31, 2020.

As of June 30, 2021, the Corporation had $195.0 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $201.3 million as of December 31, 2020. As of June 30, 2021, approximately $106.9 million consisted of loans extended to municipalities in Puerto Rico that are supported by assigned property tax revenues, and $37.4 million consisted of municipal special obligation bonds. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of budgetary subsidies provided by the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required to satisfy the payment of all of their respective general obligation bonds and notes. Late in 2015, the Government Development Bank for Puerto Rico (“GDB”) and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of June 30, 2021 included $13.3 million in loans granted to an affiliate of the Puerto Rico Electric Power Authority (“PREPA”) and $37.4 million in loans to an agency of the Puerto Rico central government.

The Corporation also has credit exposure to USVI government entities. As of June 30, 2021, the Corporation had $60.5 million in loans to USVI government instrumentalities and public corporations, compared to $61.8 million as of December 31, 2020. Of the amount outstanding as of June 30, 2021, public corporations of the USVI owed approximately $37.3 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of June 30, 2021, all loans were currently performing and up to date on principal and interest payments.

As of June 30, 2021, the Corporation’s total exposure to shared national credit (“SNC”) loans (including unused commitments) amounted to $897.2 million, compared to $882.9 million as of December 31, 2020. As of June 30, 2021, approximately $107.3 million of the SNC exposure related to the portfolio in the Puerto Rico region and $789.9 million related to the portfolio in the Florida region.

The composition of the Corporationʼs construction loan portfolio held for investment as of June 30, 2021 and December 31, 2020 by category and geographic location follows:

As of June 30, 2021
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	3	$956	$-	$959
Single-family, detached	9,709	-	9,513	19,222
Total for residential housing projects	9,712	956	9,513	20,181
Construction loans to individuals secured by residential properties	48	-	-	48
Loans for commercial projects	43,669	2,122	99,470	145,261
Land loans - residential	4,754	1,284	857	6,895
Land loans - commercial	4,647	-	-	4,647
Total construction loan portfolio, gross	62,830	4,362	109,840	177,032
ACL	(1,476)	(253)	(3,028)	(4,757)
Total construction loan portfolio, net	$61,354	$4,109	$106,812	$172,275

(1)		Mid-rise relates to buildings of up to 7 stories.

As of December 31, 2020
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$116	$956	$-	$1,072
Single-family, detached	14,685	459	4,980	20,124
Total for residential housing projects	14,801	1,415	4,980	21,196
Construction loans to individuals secured by residential properties	48	-	-	48
Loans for commercial projects	48,185	8,635	120,888	177,708
Land loans - residential	5,685	1,347	1,616	8,648
Land loans - commercial	4,900	-	-	4,900
Total construction loan portfolio, gross	73,619	11,397	127,484	212,500
ACL	(1,752)	(880)	(2,748)	(5,380)
Total construction loan portfolio, net	$71,867	$10,517	$124,736	$207,120

(1)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information related to the Corporation’s construction portfolio as of and for the six-month period ended June 30, 2021:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$89,295
Construction loans held for investment in nonaccrual status	$6,175
Net recoveries - Construction loans	$(29)
ACL - Construction loans	$4,757
Nonaccrual construction loans to total construction loans	3.49%
ACL for construction loans to total construction loans held for investment	2.69%
Net recoveries (annualized) to total average construction loans	-0.03%

Consumer Loans and Finance Leases

As of June 30, 2021, the Corporation’s consumer loan and finance lease portfolio increased by $108.3 million to $2.7 billion, as compared to the portfolio balance as of December 31, 2020. The increase primarily reflects increases in auto loans and finance leases, which increased by $134.3 million and $43.8 million, respectively, partially offset by reductions in personal loans and credit cards loans of $37.7 million and $27.2 million, respectively. The growth in consumer loans is mainly reflected in the Puerto Rico region and was driven by an increased level of loan originations.

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

The following table provides a breakdown of First BanCorp.’s loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, for the periods indicated:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
(In thousands)

Residential mortgage	$157,167	$114,579	$321,094	$194,588
Commercial mortgage	100,895	5,230	132,434	121,062
Commercial and Industrial	623,476	669,732	1,400,679	1,028,207
Construction	22,621	22,631	46,642	73,246
Consumer	374,018	149,862	716,081	431,889
Total loan production	$1,278,177	$962,034	$2,616,930	$1,848,992

During the quarter and six-month period ended June 30, 2021, total loan originations, including purchases, refinancings, and draws from existing revolving and non-revolving commitments, amounted to approximately $1.3 billion and $2.6 billion, respectively, compared to $962.0 million and $1.8 billion, respectively, for the comparable periods in 2020. During the second quarter and six-month period ended June 30, 2021, the Corporation originated SBA PPP loans totaling $74.1 million and $283.4 million, respectively, compared to $375.2 million for each of the quarter and six-month period ended June 30, 2020. Excluding SBA PPP loans, total loan originations were $1.2 billion and $2.3 billion for the second quarter and first six-months of 2021, compared to $586.9 million and $1.5 billion for the comparable periods of 2020. The originations in the second quarter and first six-months of 2020 were affected by the onset of the COVID-19 pandemic and related restrictive measures that caused a sharp contraction in economic activity and high levels of volatility across most financial markets.

Residential mortgage loan originations for the quarter and six-month period ended June 30, 2021 amounted to $157.2 million and $321.1 million, respectively, compared to $114.6 million and $194.6 million for the comparable periods in 2020, respectively. The increase of $42.6 million in the second quarter of 2021, as compared to the same period in 2020, reflects an increase of $53.5 million in the Puerto Rico region, partially offset by declines of $9.8 million and $1.1 million in the Florida and Virgin Islands regions, respectively. For the six-month period ended June 30, 2021, the increase of $126.5 million consisted of increases of $124.4 million and $3.2 million in the Puerto Rico and Florida regions, respectively, and a decrease of $1.1 million in the Virgin Islands region. The overall increase in the 2021 periods reflects the effect of both a higher volume of refinanced loans and conforming loan originations driven by the effect of lower mortgage loan interest rates and increased home purchasing activity and the effect in 2020 of disruptions in the loan underwriting and closing processes caused by the almost two-month lockdown related to the COVID-19 pandemic that was implemented in Puerto Rico on March 16, 2020.

Commercial and construction loan originations (excluding government loans) for the second quarter of 2021 and 2020 amounted to $730.9 million and $695.7 million, respectively, while the originations for the six-month periods ended June 30, 2021 and 2020 amounted to $1.6 billion and $1.2 billion, respectively. Total commercial and construction loan originations in the second quarter and six-month period ended June 30, 2021 includes SBA PPP loan originations of $74.1 million and $283.4 million, respectively, compared to $375.2 million for each of the quarter and six-month period ended June 30, 2020. Excluding SBA PPP loan originations, commercial and construction loan originations were $656.8 million and $1.3 billion for the second quarter and first six months of 2021, compared to $320.5 million and $844.9 million, respectively, for the comparable periods in 2020. The increase in the 2021 periods, as compared to the corresponding periods in 2020, consisted of: (i) a $219.7 million and $317.7 million increase for the quarter and first six months of 2021, respectively, in commercial loan originations in the Puerto Rico region; (ii) a $115.4 million and $113.5 million increase for the quarter and first six months of 2021, respectively, in commercial loan originations in the Florida region; and (iii) a $1.2 million and $1.1 million increase for the quarter and first six months of 2021, respectively, in commercial loan originations in the Virgin Island region. The increase in 2021 reflects an increase in the utilization of floor plan and other commercial lines of credit, as compared to 2020, as well as a higher volume of commercial mortgage loan originations reflecting the effect in 2020 of disruptions caused by the COVID-19 pandemic and related restrictive measures on economic activities, as well as the overall increase in the portfolio of commercial lines of credit in 2021 related to the acquisition of BSPR late in the third quarter of 2020.

Government loan originations for the quarter and six-month period ended June 30, 2021 amounted to $16.1 million and $19.2 million, respectively, compared to $1.9 million and $2.4 million, respectively, for the comparable periods in 2020. Government loan originations in the second quarter and first six months of was driven by the renewal of several loans of a government unit in the Virgin Islands region.

Originations of auto loans (including finance leases) for the quarter and six-month period ended June 30, 2021 amounted to $234.8 million and $443.5 million, respectively, compared to $79.9 million and $231.2 million, respectively, for the comparable periods in 2020. The increase for the quarter ended June 30, 2021 was primarily reflected in the Puerto Rico and Virgin Island regions, which had increases of $153.7 million and $1.1 million, respectively, compared to the same period in 2020. For the six-month period ended June 30, 2021, the increase in the origination of auto loans (including finance leases), compared to the same period in 2020, reflects increases of $211.7 million and $0.5 million in the Puerto Rico and Virgin Islands regions, respectively. The increase in auto loan and finance lease originations reflects, among other things, the effect in 2020 of disruptions caused by the COVID-19 pandemic-related lockdowns and quarantines. Personal loan originations, other than credit cards, for the quarter and six-month period ended June 30, 2021 amounted to $38.8 million and $78.0 million, respectively, compared to $10.7 million and $57.2 million, respectively, for the comparable periods in 2020. Most of the increase in personal loan originations for the quarter and six-month period ended June 30, 2021, as compared to the same periods in 2020, was in the Puerto Rico region, reflecting the effect in 2020 of disruptions caused by the COVID-19 pandemic and related restrictive measures on economic activities. The utilization activity on the outstanding credit card portfolio for the quarter and six-month period ended June 30, 2021 amounted to approximately $100.5 million and $194.6 million, respectively, compared to $59.2 million and $143.5 million, respectively, for the comparable periods in 2020.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of June 30, 2021 amounted to $6.4 billion, a $1.8 billion increase from December 31, 2020. The increase was mainly driven by the aforementioned purchases of U.S. agencies MBS and U.S. agencies callable and bullet debentures totaling $2.7 billion during the first six months of 2021, partially offset by prepayments of $598.0 million of U.S. agencies MBS, approximately $243.4 million of U.S. agencies bonds that were called prior to maturity during the first half, and a $70.4 million decrease in the fair value of available-for-sale investment securities attributable to changes in market interest rates. Despite recent fluctuations, long-term market interest rates remain at low levels, which may trigger accelerated exercises of call options and prepayment rights on investments securities in the future. These risks are directly linked to future period market interest rate fluctuations.

As of June 30, 2021, approximately 99% of the Corporation’s available-for-sale securities portfolio was invested in U.S. government and agencies debentures and fixed-rate GSEs’ MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). In addition, as of June 30, 2021, the Corporation held a bond issued by the PRHFA, classified as available for sale, specifically a residential pass-through MBS in the aggregate amount of $3.8 million (fair value - $2.9 million). This residential pass-through MBS issued by the PRHFA is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010 and had an unrealized loss of $0.8 million as of June 30, 2021, of which $0.3 million is due to credit deterioration and was charged against earnings through an ACL during 2020. Due to deterioration in the delinquency status of the underlying second mortgage loans of this MBS issued by the PRHFA, the Corporation classified the investment in nonaccrual status in the second quarter of 2021.

As of June 30, 2021, the Corporation’s held-to-maturity investment securities portfolio, before the ACL, amounted to $190.0 million, compared to $189.5 million as of December 31, 2020. As of June 30, 2021, the ACL for held-to-maturity debt securities was $10.7 million, up $1.9 million from $8.8 million as of December 31, 2020. Held-to-maturity investment securities consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which the Corporation accounts for as securities, but which were underwritten as loans with features that are typically found in commercial loans. These obligations typically are not issued in bearer form, are not registered with the Securities and Exchange Commission, and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and, in most cases, are supported by assigned property tax revenues. Approximately 60% of the Corporation’s municipality bonds consisted of obligations issued by three of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. Given the uncertainties as to the effects that the fiscal position of the Puerto Rico central government, the COVID-19 pandemic, and the measures taken, or to be taken, by other government entities may have on municipalities, the Corporation cannot be certain whether future charges to the ACL on these securities will be required.

See “Risk Management – Exposure to Puerto Rico Government” below for information and details about the Corporation’s total direct exposure to the Puerto Rico government, including municipalities.

The following table presents the carrying value of investments as of the indicated dates:

	June 30,	December 31,
	2021	2020
(In thousands)

Money market investments	$2,703	$60,572

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	2,010,231	1,187,674
Puerto Rico government obligations	2,928	2,899
MBS	4,388,449	3,455,796
Other	650	650
Total investment securities available for sale, at fair value	6,402,258	4,647,019

Investment securities held-to-maturity, at amortized cost:
Puerto Rico municipal bonds	190,012	189,488
ACL for held-to-maturity debt securities	(10,685)	(8,845)
	179,327	180,643

Equity securities, including $27.4 million and $31.2 million of FHLB stock,
as of June 30, 2021 and December 31, 2020, respectively	37,722	37,588
Total money market investments and investment securities	$6,622,010	$4,925,822

MBS as of June 30, 2021 and December 31, 2020 consisted of:

	June 30,	December 31,
(In thousands)	2021	2020

Available for sale:
FHLMC certificates	$1,492,362	$1,149,871
GNMA certificates	499,444	699,492
FNMA certificates	1,820,935	1,320,281
Collateralized mortgage obligations issued or guaranteed
by FHLMC, FNMA or GNMA	567,805	277,724
Private label MBS	7,903	8,428
Total MBS	$4,388,449	$3,455,796

The carrying values of investment securities classified as available for sale and held to maturity as of June 30, 2021 by contractual maturity (excluding MBS) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. government and agencies obligations:
Due within one year	$17,973	1.99
Due after one year through five years	1,460,381	0.59
Due after five years through ten years	512,656	0.85
Due after ten years	19,221	0.64
	2,010,231	0.67

Puerto Rico government and municipalities obligations:
Due within one year	2,974	5.38
Due after one year through five years	14,937	2.54
Due after five years through ten years	88,734	4.63
Due after ten years	86,295	3.71
	192,940	4.07

Other Investment Securities:
Due within one year	650	2.88
Total	2,203,821	0.97

MBS	4,388,449	1.27
ACL on held-to-maturity debt securities	(10,685)	-
Total investment securities available for sale and held to maturity	$6,581,585	1.17

Net interest income of future periods could be affected by prepayments of MBS. Any acceleration in the prepayments of MBS would lower yields on these securities, since the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of MBS would increase yields on securities purchased at a discount, since the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of June 30, 2021, the Corporation had approximately $1.7 billion in debt securities (U.S. agencies government securities) with embedded calls, which were primarily purchased at a discount and with an average yield of 0.68%. See “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and the Corporation’s interest rate risk management strategies. Also refer to Note 5 – Investment Securities, in the Corporation’s unaudited consolidated financial statements for the quarter and six-month period ended June 30, 2021 for additional information regarding the Corporation’s investment portfolio.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. During the first six months of 2021, the Corporation continued to pay quarterly interest payments on the subordinated debentures associated with its TRuPs, the monthly dividend income on its non-cumulative perpetual monthly income preferred stock, and quarterly dividends on its common stock. In addition, during the second quarter of 2021, the Corporation repurchased 7.96 million of its common stock for a total purchase price of $100 million under the above-described $300 million stock repurchase program

The Asset and Liability Committee of the Corporation’s Board of Directors is responsible for overseeing management’s establishment of the Corporation’s liquidity policy, as well as approving operating and contingency procedures and monitoring liquidity on an ongoing basis. The Management’s Investment and Asset Liability Committee (“MIALCO”), which reports to the Board of Directors’ Asset and Liability Committee, uses measures of liquidity developed by management that involve the use of several assumptions to review the Corporation’s liquidity position on a monthly basis. The MIALCO oversees liquidity management, interest rate risk and other related matters.

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

The Corporation manages its liquidity in a proactive manner and in an effort to maintain a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of June 30, 2021, the estimated core liquidity reserve (which includes cash and free liquid assets) was $5.7 billion, or 26.4% of total assets, compared to $4.1 billion, or 21.6% of total assets, as of December 31, 2020. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 30.1% of total assets as of June 30, 2021, compared to 27.9% of total assets as of December 31, 2020. As of June 30, 2021, the Corporation had $787.1 million available for additional credit from the FHLB. Unpledged liquid securities, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $2.9 billion as of June 30, 2021. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of June 30, 2021, the holding company had $16.6 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of June 30, 2021 were approximately $2.8 billion. The Bank had $137.7 million in brokered CDs as of June 30, 2021, of which approximately $63.7 million mature over the next twelve months. In addition, the Corporation had non-maturity brokered deposits totalling $247.8 million as of June 30, 2021. Liquidity at the Bank level is highly dependent on bank deposits, which fund 85% of the Bank’s assets (or 83% excluding brokered deposits).

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

The Asset and Liability Committee reviews credit availability on a regular basis. The Corporation has also sold mortgage loans as a supplementary source of funding and participates in the Borrower-in-Custody (“BIC”) Program of the Federal Reserve. The Corporation has also obtained long-term funding in the past through the issuance of notes and long-term brokered CDs.

As of June 30, 2021, the amount of brokered CDs had decreased by $78.5 million to $137.7 million from $216.2 million as of December 31, 2020. Non-maturity brokered deposits, such as money market accounts maintained by a deposit broker, increased in the first six months of 2021 by $22.3 million to $247.8 million as of June 30, 2021. Consistent with its strategy, the Corporation has been seeking to add core deposits. As of June 30, 2021, the Corporation’s deposits, excluding brokered deposits and government deposits, increased by $1.0 billion to $13.8 billion, compared to $12.8 billion as of December 31, 2020. This increase is primarily related to a $946.2 million increase in demand deposits and a $308.3 million increase in savings deposits, across all regions, partially offset by a $224.5 million decrease in retail CDs as further discussed below.

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

 The Corporation’s principal sources of funding are:

Brokered deposits – Total brokered CDs decreased during the first six months of 2021 by $78.5 million to $137.7 million as of June 30, 2021, compared to $216.2 million as of December 31, 2020.

The average remaining term to maturity of the brokered CDs outstanding as of June 30, 2021 was approximately 1.3 years.

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

The following table presents a summary of time deposits as of the indicated dates:

	June 30, 2021	December 31, 2020
(In thousands)

Total time deposits	$2,732,359	$3,030,483
Less than $100,000	657,253	708,443
$100,000 through $250,000	904,674	1,063,004
Over $250,000	1,170,432	1,259,036

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of June 30, 2021:

Total
(In thousands)

Three months or less	$418,630
Over three months to six months	380,208
Over six months to one year	573,597
Over one year	702,670
Total	$2,075,105

Time deposits include brokered CDs of $137.7 million issued to deposit brokers in the form of large CDs that are generally participated out by brokers in amounts of less than the FDIC insurance limit.

Government deposits – As of June 30, 2021, the Corporation had $2.9 billion of Puerto Rico public sector deposits ($2.8 billion in transactional accounts and $160.6 million in time deposits), compared to $1.8 billion as of December 31, 2020. Approximately 20% of the public sector deposits as of June 30, 2021 was from municipalities and municipal agencies in Puerto Rico and 80% was from public corporations, the central government and agencies, and U.S. federal government agencies in Puerto Rico. The increase was primarily related to the funding of certain operational reserve accounts of the Puerto Rico Electric Power Authority to operate Puerto Rico’s electric grid, as well as increases in the balance of transactional deposit accounts of certain municipalities in connection with the American Rescue Plan Act (“ARPA”) funding for states and local governments.

In addition, as of June 30, 2021, the Corporation had $938.7 million of government deposits in the Virgin Islands region (December 31, 2020 - $280.2 million) and $10.9 million in the Florida region (December 31, 2020 - $9.7 million). The increase in government deposits in the Virgin Islands region also reflects the effect of ARPA federal funds received by the central government in the second quarter of 2021

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered deposits and government deposits, increased by $1.0 billion to $13.8 billion from a balance of $12.8 billion as of December 31, 2020, reflecting increases of $808.0 million in the Puerto Rico region, $141.0 million in the Florida region, and $81.0 million in the Virgin Islands region. On a deposit type basis, there were increases of $946.2 million in demand deposits, reflecting increases across all regions, and $308.3 million in savings deposits, primarily in the Puerto Rico region, partially offset by a $224.5 million decrease in retail CDs, reflecting decreases across all regions.

Refer to Net Interest Income discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarter and six-month periods ended June 30, 2021 and 2020.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $300 million as of each of June 30, 2021 and December 31, 2020. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. See Note 18 – Securities Sold Under Agreements to Repurchase, in the Corporation’s unaudited consolidated financial statements for the quarter and six-month period ended June 30, 2021 for further details about repurchase agreements outstanding by counterparty and maturities.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of June 30, 2021 and December 31, 2020, the outstanding balance of FHLB advances was $320.0 million and $440.0 million, respectively. As of June 30, 2021, the Corporation had $787.1 million available for additional borrowing capacity on FHLB lines of credit.

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

As of each of June 30, 2021 and December 31, 2020, the Corporation had subordinated debentures outstanding in the aggregate amount of $183.8 million. As of June 30, 2021, the Corporation was current on all interest payments due related to its subordinated debentures.

Other Sources of Funds and Liquidity - The Corporation’s principal uses of funds are for the origination of loans and the repayment of maturing deposits and borrowings. In connection with its mortgage banking activities, the Corporation has invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly-liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, U.S. Department of Housing and Urban Development (“HUD”), FNMA and FHLMC. During the first six months of 2021, the Corporation sold approximately $106.8 million of FHA/VA mortgage loans to GNMA, which packages them into MBS.

In addition, the Federal Reserve has taken several steps to promote economic and financial stability in response to the significant economic disruption caused by the COVID-19 pandemic. These actions are intended to stimulate economic activity by reducing interest rates and provide liquidity to financial markets so that firms have access to needed funding. Federal funds target rates remain at range of 0% to 0.25%, making the Primary Credit Federal Reserve Discount Window Program a cost-efficient contingent source of funding for the Corporation given the highly volatile market conditions. Although currently not in use, as of June 30, 2021, the Corporation had approximately $1.1 billion available for funding under the Federal Reserve’s BIC Program. As an SBA-qualified PPP lender, the Bank is eligible to borrow under the PPP Liquidity Facility by pledging SBA PPP loans. The Corporation is not currently utilizing the PPP Liquidity Facility.

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

As of the date hereof, the Corporation’s credit as a long-term issuer is rated B+ by S&P and BB by Fitch. As of the date hereof, FirstBank’s credit ratings as a long-term issuer are B2 by Moody’s, five notches below their definition of investment grade; BB by S&P, two notches below their definition of investment grade; and BB by Fitch, two notches below their definition of investment grade. The Corporation’s credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of credit ratings is not a recommendation to buy, sell or hold the Corporation’s securities. Each rating should be evaluated independently of any other rating.

Cash Flows

Cash and cash equivalents were $2.8 billion as of June 30, 2021, an increase of $1.3 billion when compared to the balance as of December 31, 2020. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first six months of 2021 and 2020.

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

For the first six months of 2021 and 2020, net cash provided by operating activities was $224.5 million and $122.4 million, respectively. Net cash generated from operating activities was higher than reported net income, largely as a result of adjustments for items such as depreciation and amortization, as well as the cash generated from sales of loans held for sale, and, in 2020, the provision for credit losses expense.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment, as well as purchasing, selling and repaying available-for-sale and held-to-maturity investment securities. For the six-month period ended June 30, 2021, net cash used in investing activities was $1.4 billion, primarily due to purchases of U.S. agencies investment securities and liquidity used to fund commercial and consumer loan originations, partially offset by principal collected on loans and U.S. agencies MBS prepayments, as well as proceeds from U.S. agencies bonds called prior to maturity.

For the six-month period ended June 30, 2020, net cash used in investing activities was $905.3 million, primarily due to purchases of U.S. agencies MBS and bonds, and the funding of commercial and consumer loan originations, partially offset by principal collected on loans and U.S. agencies MBS prepayments, as well as proceeds from U.S. agencies bonds called prior to maturity.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance of and payments on long-term debt, the issuance of equity instruments and activities related to its short-term funding. For the first six months of 2021, net cash provided by financing activities was $2.5 billion, mainly reflecting an increase in non-brokered deposits, partially offset by dividends paid on common and preferred stock, repurchases of outstanding common stock, and repayment of matured brokered CDs and FHLB advances.

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

Capital

As of June 30, 2021, the Corporation’s stockholders’ equity was $2.2 billion, a decrease of $70.2 million from December 31, 2020. The decrease was driven by the repurchase of 7.96 million of shares of common stock for a total purchase price of approximately $100 million, a $70.4 million decrease in the fair value of available-for-sale investment securities recorded as part of Other comprehensive (loss) income in the consolidated statements of financial condition, and common and preferred stock dividends declared in the first six months of 2021 totaling $31.7 million, partially offset by earnings generated in the first half of 2021. In each of the first and second quarter of 2021, the Corporation’s Board of Directors declared quarterly cash dividends of $0.07 per common share, which represented $0.02 per common share, or a 40%, increase from the dividend level declared for the fourth quarter of 2020. In addition, since December 2016, the Corporation has been making monthly dividend payments on its outstanding shares of non-cumulative perpetual Series A through E preferred stock. The Corporation intends to continue to pay monthly dividend payments on the preferred stock and quarterly dividends on common stock. The Corporation’s common stock and other stock dividends, including the declaration, timing and amount, remain subject to the consideration and approval by the Corporation’s Board of Directors at the relevant times.

On April 26, 2021, the Corporation announced that its Board of Directors approved a stock repurchase program, under which the Corporation may repurchase up to $300 million of its outstanding stock, commencing in the second quarter of 2021 through June 30, 2022. Repurchases under the program may be executed through open market purchases, accelerated share repurchases and/or privately negotiated transactions or plans, including under plans complying with Rule 10b5-1 under the Exchange Act. The Corporation’s stock repurchase program will be subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions. The repurchase program may be modified, extended, suspended, or terminated at any time at the Corporation’s discretion and may include the redemption of the $36.1 million in outstanding shares of the Corporation’s Series A through E Noncumulative Perpetual Monthly Income Preferred Stock. The Corporation’s share repurchase program does not obligate it to acquire any specific number of shares. As of August 4, 2021, the Corporation has purchased approximately $125 million worth of common stock under the $300 million stock repurchased program. The Parent Company has no operations and depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments, stock repurchases, and to fund all payments on its obligations, including debt obligations.

Set forth below are First BanCorp.’s and FirstBank’s regulatory capital ratios as of June 30, 2021 and December 31, 2020:

		Banking Subsidiary
	First BanCorp. (1)	FirstBank (1)	To be well capitalized-thresholds

As of June 30, 2021
Total capital ratio (Total capital to risk-weighted assets)	20.38%	19.91%	10.00%
CET1 capital ratio (CET1 capital to risk-weighted assets)	17.34%	16.92%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	17.64%	18.65%	8.00%
Leverage ratio	10.51%	11.12%	5.00%

		Banking Subsidiary
	First BanCorp. (1)	FirstBank (1)	To be well capitalized-thresholds

As of December 31, 2020
Total capital ratio (Total capital to risk-weighted assets)	20.37%	19.91%	10.00%
CET1 capital ratio (CET1 capital to risk-weighted assets)	17.31%	16.05%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	17.61%	18.65%	8.00%
Leverage ratio	11.26%	11.92%	5.00%

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

As part of its response to the impact of COVID-19, on March 31, 2020, the agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule provides that, at the election of a qualified banking organization, the initial impact to retained earnings related to the adoption of CECL plus 25% of the change in the ACL (excluding PCD loans) from January 1, 2020 to December 31, 2021 will be delayed for two years and phased-in at 25% per year beginning on January 1, 2022 over a three-year period, resulting in a total transition period of five years. Accordingly, as of June 30, 2021, the capital measures of the Corporation and the Bank exclude the $62.3 million initial impact to retained earnings and 25% of the increase in the ACL (as defined in the interim final rule) from January 1, 2020 to June 30, 2021. The federal financial regulatory agencies may take other measures affecting regulatory capital to address the COVID-19 pandemic, although the nature and impact of such measures cannot be predicted at this time.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets, non GAAP financial measures, to total equity and total assets, respectively, as of June 30, 2021 and December 31, 2020, respectively:

	June 30,	December 31,
(In thousands, except ratios and per share information)	2021	2020

Total equity - GAAP	$2,204,955	$2,275,179
Preferred equity	(36,104)	(36,104)
Goodwill	(38,611)	(38,632)
Purchased credit card relationship intangible	(2,855)	(4,733)
Core deposit intangible	(32,416)	(35,842)
Insurance customer relationship intangible	(241)	(318)

Tangible common equity	$2,094,728	$2,159,550

Total assets - GAAP	$21,369,962	$18,793,071
Goodwill	(38,611)	(38,632)
Purchased credit card relationship intangible	(2,855)	(4,733)
Core deposit intangible	(32,416)	(35,842)
Insurance customer relationship intangible	(241)	(318)
Tangible assets	$21,295,839	$18,713,546
Common shares outstanding	210,649	218,235

Tangible common equity ratio	9.84%	11.54%
Tangible book value per common share	$9.94	$9.90

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If the legal surplus reserve is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $109.3 million as of each June 30, 2021 and December 31, 2020. There were no transfers to the legal surplus reserve during the first six months of 2021.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. As of June 30, 2021, the Corporation’s commitments to extend credit amounted to approximately $2.1 billion, of which $1.1 billion related to credit card loans. Commercial and financial standby letters of credit amounted to approximately $123.1 million.

Contractual Obligations, Commitments and Contingencies

The following table presents information about the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of June 30, 2021
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

(In thousands)

Contractual obligations:
Certificates of deposit	$2,732,359	$1,813,439	$731,800	$156,535	$30,585
Securities sold under agreements to repurchase	300,000	100,000	-	200,000	-
Advances from FHLB	320,000	120,000	200,000	-	-
Other borrowings	183,762	-	-	-	183,762
Operating leases	111,861	18,798	32,790	27,424	32,849
Total contractual obligations	$3,647,982	$2,052,237	$964,590	$383,959	$247,196

Commitments to sell mortgage loans	$10,046

Standby letters of credit	$3,948

Commitments to extend credit:
Lines of credit	$1,987,114
Letters of credit	119,136
Construction undisbursed funds	89,295
Total commercial commitments	$2,195,545

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

As of June 30, 2021, the Corporation forecasted the 12-month net interest income assuming June 30, 2021 interest rate curves remain constant. Then, net interest income was estimated under rising and falling rate scenarios. For the rising rates scenario, the Corporation assumed a gradual (ramp) parallel upward shift of the yield curve during the first 12 months (the “+200 ramp” scenario). Conversely, for the falling rates scenario, it assumed a gradual (ramp) parallel downward shift of the yield curve during the first 12 months (the “-200 ramp” scenario). However, given the current low levels of interest rates, along with the current yield curve slope, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for June 2021, as compared to December 2020, reflected a 9 basis points reduction in the short-term horizon, between 1 to 12 months, while market rates increased by 37 basis points in the medium term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year-time horizon, market rates increased by 50 basis points, as compared to December 31, 2020 levels. The same market rates changes were observed in the U.S. Treasury curve for the short, medium and long-term horizon mentioned above.

The following table presents the results of the simulations as of June 30, 2021 and December 31, 2020. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	June 30, 2021				December 31, 2020
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$37.0	5.06%	$41.9	5.57%	$32.3	4.53%	$36.0	4.96%
- 200 bps ramp	$(15.1)	(2.07)%	$(17.6)	(2.34)%	$(12.1)	(1.69)%	$(13.9)	(1.91)%

The Corporation continues to manage its balance sheet structure to control and limit the overall interest rate risk. As of June 30, 2021, the simulations showed that the Corporation continues to maintain an asset-sensitive position. The Corporation has continued repositioning the balance sheet and improving the funding mix, mainly by increasing the average balance of interest-bearing deposits with low-rate elasticity and non-interest bearing deposits, and reductions in brokered CDs, time deposits, and FHLB advances. The above-mentioned growth in deposits, along with proceeds from loan and U.S. agency MBS repayments, have contributed to fund the continued increase in the investment securities portfolio, while maintaining higher liquidity levels. The Corporation relied on its existing funding to fund SBA PPP loans, including deposits already at the Bank, and is not currently participating in the PPP Liquidity Facility or the Money Market Mutual Fund Liquidity Facility established by the Federal Reserve.

The increased net interest income sensitivity for the +200bps ramp was driven by higher cash balances with short-term repricing and an increase in the investment securities portfolio balance and lower balances in certificates of deposit with a scheduled maturity within a year. The increase in net interest income sensitivity for the -200bps ramp was driven by higher cash and investment securities portfolio balances, as well as in short-term repricing categories, including commercial and commercial mortgage variable-rate loan portfolios. Due to a lower rate environment near floor levels a full down parallel movement of -200bps will not be possible.

Taking into consideration the above-mentioned facts for modeling purposes, as of June 30, 2021, the net interest income for the next 12 months under a growing balance sheet scenario was estimated to increase by $41.9 million in the rising rate scenario, compared to an estimated increase of $36.0 million as of December 31, 2020. Under the falling rate, growing balance sheet scenario, the net interest income was estimated to decrease by $17.6 million, compared to an estimated decrease of $13.9 million as of December 31, 2020, reflecting the effect of current low levels of market interest rates on the base scenario and the model assumptions for the falling rate scenarios described above (i.e., no negative interest rates modeled).

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

The following tables summarize the fair value changes in the Corporation’s derivatives, as well as the sources of the fair values, as of or for the indicated dates or periods:
	Asset Derivatives	Liability Derivatives
	Six-Month Period Ended	Six-Month Period Ended
(In thousands)	June 30, 2021	June 30, 2021

Fair value of contracts outstanding as of the beginning of the period	$2,482	$(1,920)
Changes in fair value during the period	(652)	494
Fair value of contracts outstanding as of June 30, 2021	$1,830	$(1,426)

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of June 30, 2021
Pricing from observable market inputs - Asset Derivatives	$507	$6	$5	$1,312	$1,830
Pricing from observable market inputs - Liability Derivatives	(105)	(5)	(5)	(1,311)	(1,426)
	$402	$1	$-	$1	$404

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

As of June 30, 2021 and December 31, 2020, the Corporation considers all of its derivative instruments as undesignated economic hedges.

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

As of June 30, 2021, the ACL for loans and finance leases was $325.0 million, down $60.9 million from December 31, 2020. The decrease in the ACL for loans and finance leases primarily reflects an improvement in the outlook of macroeconomic variables to which the reserve is correlated. Refer to Note 1, - Nature of Business and Summary of Significant Accounting Policies, in the 2020 Annual Report on Form 10-K for description of the methodologies used by the Corporation to determine the ACL.

The ratio of the ACL for loans and finance leases to total loans held for investment decreased to 2.85% as of June 30, 2021, compared to 3.28% as of December 31, 2020. On a non-GAAP basis, excluding SBA PPP loans, the ratio of the ACL for loans and finance leases to adjusted total loans held for investment was 2.94% as of June 30, 2021, compared to 3.39% as of December 31, 2020. For the definition and reconciliation of this non-GAAP financial measure, refer to the discussion in “Basis of Presentation” below. An explanation for the change for each portfolio follows:

• The ACL to total loans ratio for the residential mortgage loan portfolio increased from 3.42% as of December 31, 2020 to 3.47% as of June 30, 2021, reflecting the net effect of qualitative adjustments applied to the residential mortgage loan portfolio that consider, possible changes in circumstances that could ultimately impact credit losses and might not be reflected in the historical data or forecasted data incorporated in the quantitative model.

• The ACL to total loans ratio for the commercial mortgage loan portfolio decreased from 4.90% as of December 31, 2020 to 3.36% as of June 30, 2021, primarily reflecting an improvement in the outlook of macroeconomic variables to which the reserve is correlated, including improvements in the commercial real estate price index and unemployment rate forecasts.

• The ACL to total loans ratio for the commercial and industrial portfolio increased from 1.18% as of December 31, 2020 to 1.22% as of June 30, 2021, primarily reflecting the effect of changes in certain borrowers’ financial metrics based on their most recent financial statements. On a non-GAAP basis, excluding SBA PPP loans, the ratio of the ACL for commercial and industrial loans to adjusted total commercial and industrial loans held for investment was 1.37% as of June 30, 2021, compared to 1.36% as of December 31, 2020.

• The ACL to total loans ratio for the construction loan portfolio increased from 2.53% as of December 31, 2020 to 2.69% as of June 30, 2021, primarily reflecting the effect of updated borrowers’ financial metrics, partially offset by the release of the reserve previously-established for the $6.0 million nonaccrual construction loan repaid in the first quarter of 2021.

• The ACL to total loans ratio for the consumer loan portfolio decreased from 4.33% as of December 31, 2020 to 3.58% as of June 30, 2021, primarily related to improvements in macroeconomic variables, as well as the shift in the composition of this portfolio that experienced increases in auto loans and finance leases and reductions in personal and small loan portfolios that carried a higher ACL coverage.

The ratio of the total ACL to nonaccrual loans held for investment was 177.91% as of June 30, 2021, compared to 188.16% as of December 31, 2020.

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

As shown in the following table, the ACL for loans and finance leases amounted to $325.0 million as of June 30, 2021, or 2.85% of total loans, compared with $385.9 million, or 3.28% of total loans, as of December 31, 2020. See “Results of Operation - Provision for Credit Losses” above for additional information.

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020

ACL for loans and finance leases, beginning of period	$358,936	$292,774	$385,887	$155,139
Impact of adopting CECL	-	-	-	81,165
Provision for credit losses - expense (benefit):
Residential Mortgage	825	6,162	(3,350)	22,380
Commercial Mortgage	(27,299)	15,439	(36,119)	29,606
Commercial and Industrial	(426)	(5)	(5,738)	8,386
Construction	(196)	2,601	(652)	4,663
Consumer and Finance Leases	794	12,211	5,114	45,418
Total provision for credit losses - (benefit) expense	$(26,302)	$36,408	$(40,745)	$110,453
Charge-offs:
Residential Mortgage	(2,927)	(1,922)	(5,752)	(6,357)
Commercial Mortgage	(81)	(18)	(875)	(146)
Commercial and Industrial	(60)	(48)	(869)	(173)
Construction	-	(71)	(45)	(74)
Consumer and Finance Leases	(14,798)	(9,990)	(26,559)	(25,494)
Total charge-offs	$(17,866)	$(12,049)	$(34,100)	$(32,244)
Recoveries:
Residential Mortgage	940	128	1,673	784
Commercial Mortgage	50	43	104	87
Commercial and Industrial	5,869	53	6,133	168
Construction	38	17	74	44
Consumer and Finance Leases	3,293	1,923	5,932	3,701
Total recoveries	$10,190	$2,164	$13,916	$4,784
Net charge-offs	$(7,676)	$(9,885)	$(20,184)	$(27,460)
ACL for loans and finance leases, end of period	$324,958	$319,297	$324,958	$319,297

ACL for loans and finance leases to period-end total loans held for investment	2.85%	3.41%	2.85%	3.41%
Net charge-offs (annualized) to average loans outstanding during the period	0.27%	0.43%	0.35%	0.60%
Provision for credit losses - (benefit) expense for loans and finance leases to net charge-offs during the period	-3.43x	3.68x	-2.02x	4.02x

The following tables set forth information concerning the allocation of the Corporation's ACL for loans and finance leases by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage loans	$112,882	29%	$120,311	30%
Commercial mortgage loans	72,452	19%	109,342	19%
Construction loans	4,757	1%	5,380	2%
Commercial and Industrial loans	37,470	27%	37,944	27%
Consumer loans and finance leases	97,397	24%	112,910	22%
	$324,958	100%	$385,887	100%

The following tables set forth information concerning the composition of the Corporation's loan portfolio and related ACL as of June 30, 2021 and December 31, 2020 by loan category:

As of June 30, 2021	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Total loans held for investment:
Amortized cost of loans	$3,253,857	$2,154,889	$3,083,863	$177,032	$2,717,953	$11,387,594
Allowance for credit losses	112,882	72,452	37,470	4,757	97,397	324,958
Allowance for credit losses to amortized cost	3.47%	3.36%	1.22%	2.69%	3.58%	2.85%

As of December 31, 2020
	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Total loans held for investment:
Amortized cost of loans	3,521,954	2,230,602	3,202,590	212,500	2,609,643	$11,777,289
Allowance for credit losses	120,311	109,342	37,944	5,380	112,910	385,887
Allowance for credit losses to amortized cost	3.42%	4.90%	1.18%	2.53%	4.33%	3.28%

Allowance for Credit Losses for Unfunded Loan Commitments

The Corporation estimates expected credit losses over the contractual period during which the Corporation is exposed to credit risk as a result of a contractual obligation to extend credit, such as pursuant to unfunded loan commitments and standby letters of credit for commercial and construction loans, unless the obligation is unconditionally cancellable by the Corporation. The ACL for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. As of June 30, 2021, the ACL for off-balance sheet credit exposures was $2.7 million, down $2.4 million from $5.1 million as of December 31, 2020. The decrease was mainly related to improvements in forecasted macroeconomic variables.

Allowance for Credit Losses for Held-to-Maturity Debt Securities

As of June 30, 2021, the held-to-maturity debt securities portfolio consisted of Puerto Rico municipal bonds. As of June 30, 2021, the ACL for held-to-maturity debt securities was $10.7 million, up $1.8 million from $8.8 million as of December 31, 2020. The increase was mainly related to changes in some issuers’ financial metrics based on their most recent financial statements.

Allowance for Credit Losses for Available-for-Sale Debt Securities

As of June 30, 2021, the ACL for available-for-sale debt securities was $1.2 million, relatively flat compared to $1.3 million as of December 31, 2020.

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

Other Non-Performing Assets

This category consisted of a residential pass-through MBS issued by the PRHFA placed in non-performing status in the second quarter of 2021 based on the delinquency status of the underlying second mortgage loans.

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

The following table presents non-performing assets as of the indicated dates:

	June 30,	December 31,
(Dollars in thousands)	2021	2020

Nonaccrual loans held for investment:
Residential mortgage	$121,695	$125,367
Commercial mortgage	27,242	29,611
Commercial and Industrial	18,835	20,881
Construction	6,175	12,971
Consumer and finance leases	8,703	16,259
Total nonaccrual loans held for investment	$182,650	$205,089
OREO	66,586	83,060
Other repossessed property	3,470	5,357
Other assets (1)	2,928	-
Total non-performing assets (2) (3)	$255,634	$293,506

Past due loans 90 days and still accruing (4) (5)	$144,262	$146,889
Non-performing assets to total assets	1.20%	1.56%
Nonaccrual loans held for investment to total loans held for investment	1.60%	1.74%
ACL for loans and finance leases	$324,958	$385,887
ACL for loans and finance leases to total nonaccrual loans held for investment	177.91%	188.16%
ACL for loans and finance leases to total nonaccrual loans held for investment,
excluding residential real estate loans	533.11%	484.04%

(1)

Residential pass-through MBS issued by the PRHFA held as part of the available-for-sale investment securities portfolio with an amortized cost of $3.8 million recorded on the Corporation's books at its fair value of $2.9 million.

(2)

Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of June 30, 2021 and December 31, 2020 amounted to $125.2 million and $130.9 million, respectively.

(3)	Nonaccrual loans exclude $369.1 million and $393.3 million of TDR loans that were in compliance with the modified terms and in accrual status as of June 30, 2021 and December 31, 2020, respectively.

(4)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as loans past-due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $55.8 million of residential mortgage loans insured by the FHA that were over 15 months delinquent as of June 30, 2021.

(5)

These include rebooked loans, which were previously pooled into GNMA securities, amounting to $8.0 million and $10.7 million as of June 30, 2021 and December 31, 2020, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

The following table shows non-performing assets by geographic segment as of the indicated dates:

	June 30,	December 31,
(In thousands)	2021	2020
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage	$100,089	$101,763
Commercial mortgage	17,172	18,733
Commercial and Industrial	16,632	18,876
Construction	4,679	5,323
Consumer and finance leases	8,226	15,081
Total nonaccrual loans held for investment	146,798	159,776

OREO	61,976	78,618
Other repossessed property	3,262	5,120
Other assets (1)	2,928	-
Total non-performing assets (2)	$214,964	$243,514
Past due loans 90 days and still accruing (3)	$142,622	$144,619

Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage	$9,372	$9,182
Commercial mortgage	10,070	10,878
Commercial and Industrial	1,400	1,444
Construction	1,496	7,648
Consumer	136	354
Total nonaccrual loans held for investment	22,474	29,506

OREO	4,610	4,411
Other repossessed property	112	109
Total non-performing assets	$27,196	$34,026
Past due loans 90 days and still accruing	$1,356	$2,020

United States:
Nonaccrual loans held for investment:
Residential mortgage	$12,234	$14,422
Commercial and Industrial	803	561
Consumer	341	824
Total nonaccrual loans held for investment	13,378	15,807

OREO	-	31
Other repossessed property	96	128
Total non-performing assets	$13,474	$15,966
Past due loans 90 days and still accruing	$284	$250

(1)

Residential pass-through MBS issued by the PRHFA held as part of the available-for-sale investment securities portfolio with an amortized cost of $3.8 million recorded on the Corporation's books at its fair value of $2.9 million.

(2)

Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of June 30, 2021 and December 31, 2020 amounted to $125.2 million and $130.9 million, respectively.

(3)

These include rebooked loans, which were previously pooled into GNMA securities, amounting to $8.0 million and $10.7 million as of June 30, 2021 and December 31, 2020, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

Total nonaccrual loans were $182.7 million as of June 30, 2021. This represents a decrease of $22.4 million from $205.1 million as of December 31, 2020. The decrease was primarily related to an $11.2 million reduction in nonaccrual commercial and construction nonaccrual loans, including through the repayment of a $6.0 million construction loan relationship in the Virgin Islands region, a $7.6 million decrease in nonaccrual consumer loans, and a $3.7 million decrease in nonaccrual residential mortgage loans.

Nonaccrual commercial mortgage loans decreased by $2.4 million to $27.2 million as of June 30, 2021 from $29.6 million as of December 31, 2020. The decrease was primarily related to collections of approximately $2.2 million during the first six months of 2021, including the payoff of a $1.4 million commercial mortgage loan in the Puerto Rico region, charge-offs and the transfer of loans to OREO, partially offset by inflows. Total inflows of nonaccrual commercial mortgage loans were $4.1 million for the first six months of 2021, compared to $0.8 million for the same period in 2020.

Nonaccrual commercial and industrial loans decreased by $2.1 million to $18.8 million as of June 30, 2021 from $20.9 million as of December 31, 2020. The decrease was mainly related to collections of approximately $3.3 million during the first six months of 2021, including a paydown that reduced by $1.4 million the carrying value of a nonaccrual commercial and industrial loan in the Puerto Rico region, and the transfer of loans to OREO, partially offset by inflows. Total inflows of nonaccrual C&I loans were $2.4 million for the first six months of 2021, compared to $2.8 million for the same period in 2020.

Nonaccrual construction loans decreased by $6.8 million to $6.2 million as of June 30, 2021, compared to $13.0 million as of December 31, 2020. The decrease was primarily related to the aforementioned $6.0 million repayment of a construction loan relationship in the Virgin Islands region.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated periods:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter Ended June 30, 2021
Beginning balance	$28,548	$19,128	$6,378	$54,054
Plus:
Additions to nonaccrual	397	2,136	-	2,533
Less:
Loans returned to accrual status	(459)	(227)	-	(686)
Nonaccrual loans transferred to OREO	(351)	(422)	-	(773)
Nonaccrual loans charge-offs	(81)	(50)	-	(131)
Loan collections	(475)	(2,067)	(203)	(2,745)
Reclassification	(337)	337	-	-
Ending balance	$27,242	$18,835	$6,175	$52,252

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Six-Month Period Ended June 30, 2021
Beginning balance	$29,611	$20,881	$12,971	63,463
Plus:
Additions to nonaccrual	4,054	2,375	1	6,430
Less:
Loans returned to accrual status	(1,903)	(278)	(173)	(2,354)
Nonaccrual loans transferred to OREO	(1,011)	(1,002)	(135)	(2,148)
Nonaccrual loans charge-offs	(874)	(144)	(45)	(1,063)
Loan collections	(2,219)	(3,413)	(6,444)	(12,076)
Reclassification	(416)	416	-	-
Ending balance	$27,242	$18,835	$6,175	$52,252

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter Ended June 30, 2020
Beginning balance	$35,953	$19,734	$9,663	$65,350
Plus:
Additions to nonaccrual	416	263	29	708
Less:
Nonaccrual loans charge-offs	(18)	(48)	(71)	(137)
Loan collections and others	(2,189)	(7)	(47)	(2,243)
Reclassification	(53)	53	-	-
Ending balance	$34,109	$19,995	$9,574	$63,678

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Six-Month Period Ended June 30, 2020
Beginning balance	$40,076	$18,773	$9,782	$68,631
Plus:
Additions to nonaccrual	767	2,831	29	3,627
Less:
Loans returned to accrual status	(1,687)	(801)	-	(2,488)
Nonaccrual loans transferred to OREO	(126)	(263)	-	(389)
Nonaccrual loans charge-offs	(143)	(173)	(74)	(390)
Loan collections and others	(4,725)	(425)	(163)	(5,313)
Reclassification	(53)	53	-	-
Ending balance	$34,109	$19,995	$9,574	$63,678

Nonaccrual residential mortgage loans decreased by $3.7 million to $121.7 million as of June 30, 2021, compared to $125.4 million as of December 31, 2020. The decrease was driven by loans brought current and restored to accrual status, as well as collections, charge-offs, and foreclosures, partially offset by inflows. The inflows of nonaccrual residential mortgage loans during the first six months of 2021 were $23.7 million, an increase of $8.1 million, compared to inflows of $15.6 million for the same period in 2020.

The following tables presents the activity of residential nonaccrual loans held for investment for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2021	2020	2021	2020

Beginning balance	$132,339	$122,903	$125,367	$121,408
Plus:
Additions to nonaccrual	6,358	2,967	23,684	15,555
Less:
Loans returned to accrual status	(7,649)	(1,524)	(11,507)	(4,105)
Nonaccrual loans transferred to OREO	(2,271)	(92)	(4,455)	(3,642)
Nonaccrual loans charge-offs	(2,154)	(1,789)	(4,337)	(5,023)
Loan collections	(4,928)	(216)	(7,057)	(1,944)
Ending balance	$121,695	$122,249	$121,695	$122,249

The amount of nonaccrual consumer loans, including finance leases, decreased by $7.5 million to $8.7 million as June 30, 2021, compared to $16.2 million as of December 31, 2020. The decrease was primarily in auto loans, personal loans, and finance leases, driven by collections and charge-offs recorded in the first six months of 2021, partially offset by inflows. The inflows of nonaccrual consumer loans during the first six months of 2021 amounted to $18.7 million compared to inflows of $22.6 million for the same period in 2020.

As of June 30, 2021, approximately $27.6 million of the loans placed in nonaccrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $8.0 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the six-month period ended June 30, 2021, interest income of approximately $1.5 million related to nonaccrual loans with a carrying value of $44.8 million as of June 30, 2021, mainly nonaccrual construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

In connection with an unsolicited offer received in the third quarter, on August 5, 2021, the Corporation entered into an agreement and sold $52.5 million of non-performing residential mortgage loans and related servicing advances of $2.0 million. The Corporation received $31.5 million, or 58% of book value before reserves, for the $54.5 million of non-performing loans and related servicing advances. Approximately $20.9 million of reserves are already applied to the assets sold, thus, an additional loss of approximately $2.1 million was realized on the transaction, which will be reflected in the third quarter of 2021. The Corporation's primary goal with respect to this transaction is to accelerate the disposition of non-performing assets.

With the non- performing loan sale, the Corporation reduced its total level of non-performing residential mortgage loans by 43%. If the transactions had occurred as of June 30, 2021, the Corporation’s ratio of non-performing loans to total loans held for investment would have decreased to 1.15%, from 1.60%, and its ratio of non-performing assets to total assets would have decreased to 0.95%, from 1.20%.

Total loans in early delinquency (i.e., 30-89 days past due loans, as defined in regulatory report instructions) amounted to $83.6 million as of June 30, 2021, a decrease of $65.2 million, compared to $148.8 million as of December 31, 2020. The variances by major portfolio categories were as follow:

• Residential mortgage loans in early delinquency decreased by $26.4 million to $40.7 million as of June 30, 2021, and consumer loans in early delinquency decreased by $21.4 million to $34.3 million as of June 30, 2021. The decreases reflect the combination of loans brought current during the first six months of 2021 and loans that migrated to nonaccrual status.

• Commercial and construction loans in early delinquency decreased in the first half of 2021 by $17.3 million to $8.6 million as of June 30, 2021, primarily due to the maturity extension of a commercial mortgage relationship totaling $10.4 million and the migration to the over 90 days past due category of a commercial and industrial loan that is delinquent with respect to a final balloon payment of $9.8 million. For both loans the Corporation continues to receive from the borrower interest and principal payments.

In addition, the Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. See Note 7 - Loans Held for Investment, to the Corporation’s unaudited consolidated financial statements for the quarter and six-month period ended June 30, 2021 for additional information and statistics about the Corporation’s TDR loans.

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

The following table provides a breakdown between accrual and nonaccrual TDRs as of the indicated date:

	As of June 30, 2021

(In thousands)	Accrual	Nonaccrual (1)	Total TDRs
Conventional residential mortgage loans	$246,174	$55,006	$301,180
Construction loans	2,372	741	3,113
Commercial mortgage loans	43,789	16,725	60,514
Commercial and Industrial loans	63,697	5,139	68,836
Consumer loans:
Auto loans	5,384	3,026	8,410
Finance leases	1,080	3	1,083
Personal loans	914	14	928
Credit cards	2,721	-	2,721
Consumer loans - Other	2,977	316	3,293
Total Troubled Debt Restructurings	$369,108	$80,970	$450,078

(1) Included in nonaccrual loans are $8.0 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

Under the provisions of the CARES Act of 2020, as amended by the Consolidated Appropriations Act, 2021 enacted on December 27, 2020, financial institutions may permit loan modifications for borrowers affected by the COVID-19 pandemic through January 1, 2022 without categorizing the modifications as TDRs, as long as the loans meet certain conditions, including the requirement that the loan was not more than 30 days past due as of December 31, 2019. As of June 30, 2021, commercial loans totaling $326.4 million, or 2.87% of the balance of the total loan portfolio held for investment, were permanently modified under the provisions of Section 4013 of the CARES Act of 2020, as amended by Division N, Title V, Section 541 of the Consolidated Appropriations Act. These permanent modifications primarily relate to commercial borrowers in industries with longer expected recovery times, mostly hospitality, retail and entertainment industries. With respect to temporary deferred repayment arrangements established in 2020 to assist borrowers affected by the COVID-19 pandemic, as of June 30, 2021, all loans previously modified under such programs have completed their deferral period with the exception of a $0.2 million residential mortgage loan in the Virgin Islands region.

The OREO portfolio, which is part of non-performing assets, decreased by $16.5 million to $66.6 million as of June 30, 2021 from $83.1 million as of December 31, 2020. The following tables show the composition of the OREO portfolio as of June 30, 2021 and December 31, 2020, as well as the activity of the OREO portfolio by geographic area during the six-month period ended June 30, 2021:

OREO Composition by Region

(In thousands)	As of June 30, 2021
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$27,995	$1,177	$-	$29,172
Commercial	28,314	3,180	-	31,494
Construction	5,667	253	-	5,920
	$61,976	$4,610	$-	$66,586

(In thousands)	As of December 31, 2020
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$31,517	$870	$31	$32,418
Commercial	41,176	3,180	-	44,356
Construction	5,925	361	-	6,286
	$78,618	$4,411	$31	$83,060

OREO Activity by Region

(In thousands)	Six-month period ended June 30, 2021
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$78,618	$4,411	$31	$83,060
Additions	7,979	669	-	8,648
Sales	(19,486)	(458)	(31)	(19,975)
Write-downs and other adjustments	(5,135)	(12)	-	(5,147)
Ending Balance	$61,976	$4,610	$-	$66,586

Net Charge-offs and Total Credit Losses

Net charge-offs totaled $7.7 million for the second quarter of 2021, or 0.27% of average loans on an annualized basis, compared to $9.9 million, or an annualized 0.43% of average loans for the second quarter of 2020. For the six-month period ended June 30, 2021, net charge-offs totaled $20.2 million, or 0.35% of average loans on an annualized basis, compared to $27.5 million, or an annualized 0.60% of average loans for the same period in 2020.

Commercial mortgage loans net charge-offs in the second quarter of 2021 were $31 thousand, or an annualized 0.01% of average commercial mortgage loans, compared to net recoveries of $25 thousand, or an annualized 0.01% of related average loans, for the second quarter of 2020. For the six-month period ended June 30, 2021, commercial mortgage loans net charge-offs were $0.8 million, or an annualized 0.07% of average commercial mortgage loans, compared to $59 thousand, or an annualized 0.01% of related average loans, for the same period in 2020. Commercial mortgage loans net charge-offs for the first six months of 2021 included a charge-off of $0.5 million taken on a commercial mortgage relationship in the Puerto Rico region.

Construction loans net recoveries in the second quarter of 2021 were $38 thousand, or an annualized 0.09% of average construction loans, compared to net charge-offs of $54 thousand, or an annualized 0.13% of related average loans, for the same period in 2020. Construction loans net recoveries in the first six months of 2021 were $29 thousand, or an annualized 0.03% of average construction loans, compared to net charge-offs of $30 thousand, or an annualized 0.04% of related average loans, for the first six months of 2020.

Commercial and industrial loans net recoveries in the second quarter of 2021 were $5.8 million, or an annualized 0.74% of average commercial and industrial loans, compared to net recoveries of $5 thousand, or an annualized 0.00% of related average loans, for the same period in 2020. Commercial and industrial loans net recoveries in the first six months of 2021 were $5.3 million, or an annualized 0.33% of average commercial and industrial loans, compared to net charge-offs of $5 thousand, or an annualized 0.00% of related average, for the first six months of 2020. The commercial and construction loan loss net recoveries in the second quarter of 2021 included a $5.2 million recovery in connection with the paydown of a nonaccrual commercial and industrial loan participation in the Puerto Rico region.

Residential mortgage loans net charge-offs in the second quarter of 2021 were $2.0 million, or an annualized 0.24% of average residential loans, compared to $1.8 million, or an annualized 0.25% of average residential mortgage loans, for the second quarter of 2020. Residential mortgage loans net charge-offs in the first six months of 2021 were $4.1 million, or an annualized 0.24% of average residential mortgage loans, compared to $5.6 million, or an annualized 0.39% of related average loans, for the first six months of 2020. Approximately $2.1 million in charge-offs for the second quarter of 2021 and $4.3 million for the first six months of 2021 resulted from valuations of collateral dependent residential mortgage loans given high delinquency levels, compared to $1.8 million and $4.8 million for the comparable periods in 2020, respectively. Net charge-offs on residential mortgage loans also included $0.5 million and $0.8 million related to foreclosures recorded in the second quarter and first six months of 2021, respectively, compared to $0 and $1.1 million recorded for the comparable periods in 2020, respectively.

Net charge-offs of consumer loans and finance leases in the second quarter of 2021 were $11.5 million, or an annualized 1.72% of average consumer loans and finance leases, compared to $8.1 million, or an annualized 1.41% of average consumer loans and finance leases, in the second quarter of 2020. Net charge-offs of consumer loans and finance leases in the first six months of 2021 were $20.6 million, or an annualized 1.56% of average consumer loans and finance leases, compared to $21.8 million, or an annualized 1.90% of related average loans, in the first six months of 2020. The increase in the second quarter of 2021, as compared to the same period a year ago, was driven by higher charge-offs taken on a larger credit card and auto loan portfolios.

The following table presents annualized net charge-offs (or recoveries) to average loans held-in-portfolio for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Residential mortgage	0.24%	0.25%	0.24%	0.39%
Commercial mortgage	0.01%	(0.01)%	0.07%	0.01%
Commercial and industrial	(0.74)%	-%	(0.33)%	-%
Construction	(0.09)%	0.13%	(0.03)%	0.04%
Consumer and finance leases	1.72%	1.41%	1.56%	1.90%
Total loans	0.27%	0.43%	0.35%	0.60%

The following table presents the ratio of annualized net charge-offs (or recoveries) to average loans held in various portfolios by geographic segment for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
PUERTO RICO:
Residential mortgage	0.33%	0.35%	0.31%	0.51%
Commercial mortgage	0.02%	-%	0.10%	0.02%
Commercial and Industrial	(1.09)%	-%	(0.55)%	0.01%
Construction	(0.15)%	0.58%	-%	0.26%
Consumer and finance leases	1.71%	1.41%	1.53%	1.90%
Total loans	0.35%	0.57%	0.42%	0.79%
VIRGIN ISLANDS:
Residential mortgage	(0.57)%	0.01%	(0.23)%	0.18%
Commercial mortgage	0.25%	(0.11)%	(0.24)%	(0.12)%
Commercial and Industrial	-%	-%	-%	-%
Construction	-%	-%	-%	-%
Consumer and finance leases	2.14%	(0.02)%	1.72%	0.41%
Total loans	(0.04)%	(0.01)%	0.06%	0.12%
FLORIDA:
Residential mortgage	0.06%	-%	0.06%	0.01%
Commercial mortgage	(0.01)%	-%	(0.01)%	(0.01)%
Commercial and Industrial	(0.12)%	-%	0.08%	(0.01)%
Construction	(0.05)%	(0.06)%	(0.05)%	(0.06)%
Consumer and finance leases	2.13%	3.55%	3.93%	4.08%
Total loans	(0.02)%	0.06%	0.10%	0.07%

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods. Total net charge-offs plus losses on OREO operations for the first six months of 2021 amounted to $21.9 million, or a loss rate of 0.37% on an annualized basis to average loans and repossessed assets, compared to losses of $29.5 million, or a loss rate of 0.64% on an annualized basis, for the same period in 2020.

The following table presents information about the OREO inventory and credit losses for the periods indicated:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2021	2020	2021	2020
(Dollars in thousands)

OREO
OREO balances, carrying value:
Residential	$29,172	$43,402	$29,172	$43,402
Commercial	31,494	45,695	31,494	45,695
Construction	5,920	7,222	5,920	7,222
Total	$66,586	$96,319	$66,586	$96,319
OREO activity (number of properties):
Beginning property inventory	489	694	513	697
Properties acquired	36	54	74	106
Properties disposed	(54)	(94)	(116)	(149)
Ending property inventory	471	654	471	654
Average holding period (in days)
Residential	663	486	663	486
Commercial	2,438	2,954	2,438	2,954
Construction	2,076	1,867	2,076	1,867
Total average holding period (in days)	1,628	1,760	1,628	1,760
OREO operations gain (loss):
Market adjustments and gains (losses) on sales:
Residential	$451	$175	$811	$161
Commercial	22	(43)	(2,146)	(518)
Construction	41	(80)	265	(212)
Total gains (losses) on sales	514	52	(1,070)	(569)
Other OREO operations expenses	(375)	(863)	(689)	(1,430)
Net Gain (Loss) on OREO operations	$139	$(811)	$(1,759)	$(1,999)
(CHARGE-OFFS) RECOVERIES
Residential charge-offs, net	(1,987)	(1,794)	(4,079)	(5,573)
Commercial recoveries (charge-offs), net	5,778	30	4,493	(64)
Construction recoveries (charge-offs), net	38	(54)	29	(30)
Consumer and finance leases charge-offs, net	(11,505)	(8,067)	(20,627)	(21,793)
Total charge-offs, net	(7,676)	(9,885)	(20,184)	(27,460)
TOTAL CREDIT LOSSES (1)	$(7,537)	$(10,696)	$(21,943)	$(29,459)
LOSS RATIO PER CATEGORY (2):
Residential	0.18%	0.22%	0.19%	0.37%
Commercial	(0.43)%	-%	(0.09)%	0.03%
Construction	(0.17)%	0.30%	(0.29)%	0.32%
Consumer	1.72%	1.41%	1.55%	1.89%
TOTAL CREDIT LOSS RATIO (3)	0.26%	0.46%	0.37%	0.64%

(1)	Equal to net loss on OREO operations plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments, and gains (losses) on sales of OREO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on OREO operations divided by average loans and repossessed assets.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. Of the total gross loan portfolio held for investment of $11.4 billion as of June 30, 2021, the Corporation had credit risk of approximately 78% in Puerto Rico, 18% in the United States, and 4% in the Virgin Islands.

Update on the Puerto Rico Fiscal Situation

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006.

Economic Indicators

On July 12, 2021, the Puerto Rico Planning Board (“PRPB”) published the Statistical Appendix of the 2020 Economic Report to the Governor which showed a revised estimate for Puerto Rico’s real gross national product (“GNP”) of 1.8% in fiscal year 2019 (previously at 1.5%). Also, the PRPB published its preliminary real GNP estimate for fiscal year 2020 suggesting that the economy of Puerto Rico contracted by 3.2%. According to the PRPB, the economic growth seen during fiscal year 2019 primarily reflects the economic stimulus generated by the influx of federal recovery funds in response to the natural disasters that affected Puerto Rico in September 2017, while the contraction experienced in fiscal year 2020 was primarily driven by the adverse impact of the COVID-19 pandemic and the related mandatory restrictions.

Fiscal Plan

On April 23, 2021, the PROMESA oversight board certified the 2021 Fiscal Plan for the Commonwealth of Puerto Rico (the “2021 Fiscal Plan”). Similar to previous fiscal plans, the 2021 Fiscal Plan incorporates updated information related to the macroeconomic environment, as well as government revenues, expenditures, and reform efforts. The 2021 Fiscal Plan takes into consideration the prolonged heightened unemployment rates in Puerto Rico while accounting for the impact of federal and local stimulus funding to counter the economic shocks from the COVID-19 pandemic. Moreover, the 2021 Fiscal Plan outlines recent implementation progress on operational and structural reforms and restores fiscal measures for fiscal year 2022 that had been paused in fiscal year 2021. Lastly, the 2021 Fiscal Plan includes targeted investments in civil service reform to address challenges of management of the government’s human resources and other stated government needs.

The 2021 Fiscal Plan estimates that Puerto Rico’s GNP will grow by 3.8% and 1.5% in fiscal years 2021 and 2022, respectively, supported by the federal and local relief funds related to the COVID-19 pandemic, Hurricanes Irma and Maria, and earthquakes. These forecasts are better than those presented in the previously certified fiscal plan which estimated a 0.5% expansion in fiscal year 2021, followed by a 1.5% contraction in fiscal year 2022. According to the 2021 Fiscal Plan, while economic activity has been significantly reduced, extraordinary unemployment insurance and other direct transfer programs have more than offset the estimated income loss due to less economic activity. As a result, personal income has temporarily increased on a net basis. Nonetheless, the PROMESA oversight board recognizes that there is considerable uncertainty around the near-term economic outcomes for Puerto Rico and the U.S. mainland. Excluding the effect on household income from the unprecedented COVID-19 related federal government stimulus, the 2021 Fiscal Plan projects that real GNP growth will be 1.0% and 0.6% in fiscal years 2021 and 2022, respectively.

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

On the federal side, there have been various rounds of stimulus packages that have included direct assistance to businesses, individuals, and families, as well as funding provided to local governments to assist with the pandemic response. Specifically, the 2021 Fiscal Plan incorporates the funding stemming from (i) the Families First Coronavirus Response Act (March 18, 2020), (ii) the CARES Act of 2020 (March 27, 2020), (iii) the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (“CRRSA”) (December 27, 2020), and (iv) the ARPA of 2021 (March 21, 2021). Notably, the ARPA created new and permanent economic support programs for Puerto Rico: an expanded Earning Income Tax Credit (“EITC”) program, with up to $600 million in federal support, and the permanent expansion of eligibility criteria for the Child Tax Credit (“CTC”). Overall, the total funding for Puerto Rico resulting from these packages is estimated at $43.5 billion as follows: (i) $408 million from the Families First Coronavirus Response Act, (ii) $18.0 billion from the CARES Act of 2020, (iii) $7.4 billion from the CRRSA Act, and (iv) $17.7 billion from the ARPA of 2021.

The 2021 Fiscal Plan considers the combined effect of federal and local economic support in three ways. First, certain types of funding intended to prevent revenue and job loss are assumed to mitigate what otherwise would have been an even higher unemployment and revenue loss had those funds not been provided (i.e., the SBA Paycheck Protection Program). The second type of funds are those administered through economic support programs designed to provide income support directly from the U.S. federal or local government (i.e., unemployment benefits, economic impact payments, among others). The 2021 Fiscal Plan estimates that around 60% of income support funding will be spent over the fiscal years 2020-2023 period. The remaining 40% of funds is projected to be saved and/or used to pay down debt, and then is spent over a 30-year period according to the long-term consumption smoothing concept. Lastly, for government expenditures and programs funded by federal and local economic support programs, the 2021 Fiscal Plan uses the same approach as it does in estimating the pass-through of these expenditures to Puerto Rico as has been used for other types of economic stimulus funding, such as disaster-recovery spending. Moreover, the 2021 Fiscal Plan takes into consideration the estimated impact on growth related to permanent changes in EITC and CTC programs, including the additional fiscal cost of increased local funding required to fund the minimum local spending requirements to attain the maximum federal funds available under the ARPA.

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

Lastly, the 2021 Fiscal Plan focuses on improving the responsiveness, efficiency, and affordability of the government by establishing a set of fiscal measures aimed to create robust fiscal controls and accountability through (i) the establishment of the Office of the Chief Financial Officer of the government of Puerto Rico, (ii) consolidation and streamlining of agency operations, (iii) reduction of Medicaid and pensions cost, (iv) increasing revenue collections through improved compliance, and (v) enhancing the fiscal self-sufficiency of the University of Puerto Rico and municipalities. According to the 2021 Fiscal Plan, the impact of these fiscal measures is estimated to increase the Puerto Rico government revenues by $2.7 billion and reduce expenditures by $7.5 billion over the fiscal year 2021-fiscal year 2026 period.

Other Developments

Significant progress has been made in adjusting Puerto Rico’s debt. According to the 2021 Fiscal Plan, the restructuring of more than a third of the outstanding debt has already been completed, totaling $27 billion, including the Government Development Bank (“GDB”), the Puerto Rico Sales Tax Financing Corporation (“COFINA”), and the Puerto Rico Aqueduct and Sewer Authority (“PRASA”). On March 8, 2021, the PROMESA oversight board filed an amended Plan of Adjustment (the “2021 POA”, as amended) to restructure approximately $35 billion of debt and other claims against the Commonwealth of Puerto Rico, the Public Buildings Authority (“PBA”), and the Employee Retirement System (“ERS”); and more than $50 billion of pension liability. The 2021 POA reduces the Commonwealth’s debt from $35 billion in outstanding claims by approximately 80% to $7.4 billion in future debt and is expected to save the Puerto Rico government almost $60 billion in debt service payments when including COFINA debt service. The terms of the 2021 POA reflect the cumulative effects of the COVID-19 pandemic, the ongoing recession, and a series of natural disasters over the last several years on Puerto Rico and its economy.

On April 12, 2021, the PROMESA oversight board announced that it had reached an agreement in principle with Assured Guaranty Corp., Assured Guaranty Municipal Corp. and National Public Finance Guarantee Corporation to settle claims against the Commonwealth of Puerto Rico over monies historically appropriated conditionally to certain Commonwealth instrumentalities (clawback claims), including the Highway and Transportation Authority (“HTA”) and the Puerto Rico Convention Center District Authority (“CCDA”), and to restructure the debt of HTA and CCDA. According to the PROMESA oversight board, the agreement also provides a template for treatment of other similarly situated creditors at the Puerto Rico Infrastructure Financing Authority (“PRIFA”) and the Metropolitan Bus Authority (“MBA”).

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

On May 27, 2021, the PROMESA oversight board certified the fiscal plan for PREPA. The PREPA fiscal plan defines the transition of power generation to private operators and the procurement of renewable energy, continuing the transformation of Puerto Rico’s energy system to improve efficiency and reliability. This fiscal plan also details LUMA Energy LLC’s (“LUMA”) performance evaluation and requirements to comply with performance metrics. In June 2020, LUMA was selected as the private operator for PREPA’s transmission and distribution (“T&D”) assets pursuant to a 15-year agreement. Effective June 1, 2021, LUMA took full control and responsibility over the operation and maintenance of the T&D system. The PROMESA oversight board also certified the fiscal plans for six other instrumentalities of the Commonwealth of Puerto Rico, as well as the fiscal plans for COFINA and the Public Corporation for Supervision and Insurance of Cooperatives of Puerto Rico (“COSSEC”).

On June 6, 2021, Governor Pedro Pierluisi announced that the Government will commence the first stage of the disbursement process of the $2.47 billion allocated to Puerto Rico as part of the ARPA’s State and Local Fiscal Recovery Funds. During this first stage, the Government will disburse $520.5 million to fund various initiatives including (i) $94 million for the University of Puerto Rico, (ii) $200 million to support healthcare professionals and first responders through a one-time payment of $2,000, (iii) $111.5 million for ongoing pandemic response initiatives, (iv) $100 million for a return-to-work program, among other programs.

On June 28, 2021, the U.S. Secretary of Education Miguel Cardona informed that the Puerto Rico Department of Education (“PRDE”) now has full access to all federal education pandemic relief funds earmarked for the Commonwealth and other education program grant dollars, totaling nearly $4 billion as follows: (i) $2 billion from the ARPA, (ii) $1.2 billion from the CRRSA, and (iii) $662 million in fiscal year 2020 program grants.

On July 1, 2021, the PROMESA oversight board announced the certification of the first compliant general fund budget submitted by the Government of Puerto Rico, a key element of the consolidated budget of the Puerto Rico government for fiscal year 2022 (the “FY2022 CW Budget”). According to the PROMESA oversight board, the FY2022 CW Budget includes a $10.1 billion general fund budget, a $3.5 billion special revenue fund budget and a $7.8 billion federal fund budget, resulting in a $21.4 billion consolidated budget for the Puerto Rico government. The most significant spending categories in the consolidated budget continue to be healthcare ($4.0 billion) and education ($3.9 billion). The PROMESA oversight board also certified the fiscal year 2022 budgets for 8 government corporations and instrumentalities.

On July 14, 2021, the PROMESA oversight board announced that it filed its fifth amended Commonwealth Plan of Adjustment that reflects an agreement with the Official Committee of Unsecured Creditors (“UCC”) and a proposal for an agreement with the American Federation of Teachers, the Asociacion de Maestros de Puerto Rico, and the Asociacion de Maestros de Puerto Rico – Local Sindical. The plan support agreement reached between the PROMESA oversight board and the UCC will result in $575 million in cash payments to be made from 2021 to 2025, from which unsecured creditors will receive a pro rata recovery. The agreement provides an estimated recovery of approximately 20% for unsecured creditors’ claims and creates a mechanism for creditors below a certain claim threshold to receive a full recovery.

Also on July 14, 2021, U.S. District Judge Laura Taylor Swain denied a request by several creditors seeking to halt the 2021 POA confirmation process. The judge noted that objections were not sufficient to disapprove the disclosure statements filed by the PROMESA oversight board. Although this determination is a preliminary decision and was accompanied by a series of instructions to the PROMESA oversight board, including revising certain items included in the disclosure statement, it is considered as the first step for the central government’s plan of adjustment confirmation process and to begin the voting stage for creditors to express their support or opposition to the plan, as well as to begin the trial to determine if the proposal to cut $35 billion in government obligations is reasonable and in the best interest of creditors. Judge Taylor Swain stated that the trial to determine the reasonableness of the 2021 POA would begin on November 8, 2021.

On July 16, 2021, the Government of Puerto Rico announced that 51 municipalities designated as “non-entitlement units” received $62.4 million as part of the Coronavirus Local Fiscal Recovery Fund program under the ARPA to continue funding pandemic response needs and addressing the economic fallouts. Such amount represents half of the $124.8 million allocated to these municipalities under the program. Non-entitlement units are local governments typically servicing a population under 50,000. According to the Puerto Rico government, $801.1 million were allocated to the rest of the municipalities.

On July 20, 2021, Moody’s Investor Service (“Moody’s”) withdrew the general obligation and related ratings of the Commonwealth of Puerto Rico, including all ratings on PRASA, PREPA, the University of Puerto Rico and nine other issuers. At the time of the withdrawal, Puerto Rico’s general obligation rating was Ca and the outlook was negative. According to Moody’s, the decision was based on its own business reasons and is not related to the current ongoing restructuring processes under PROMESA.

On July 27, 2021, the PROMESA oversight board filed the sixth amended Commonwealth Plan of Adjustment that reflects a new plan support agreement with Ambac Financial Group and Financial Guaranty Insurance Company to settle both their asserted clawback claims against the Commonwealth of Puerto Rico and debts issued by the Puerto Rico Infrastructure Financing Authority. With this sixth amended plan of adjustment, the oversight board has reached agreements with all monoline bond insurance companies involved in the Commonwealth Plan of Adjustment.

On July 29, 2021, Judge Laura Taylor Swain granted the PROMESA oversight board’s motion to approve the disclosure statement to the sixth amended plan of adjustment, subject to certain changes discussed on record, effectively giving the PROMESA oversight board the approval to head into the confirmation phase for the Commonwealth, the ERS, and the PBA Title III debtors.

Exposure to Puerto Rico Government

As of June 30, 2021, the Corporation had $388.7 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $394.8 million as of December 31, 2020. As of June 30, 2021, approximately $201.3 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, and $132.9 million consisted of municipal revenue and special obligation bonds. Approximately 70% of the Corporation’s exposure to Puerto Rico municipalities consisted primarily of senior priority obligations concentrated in four of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. During the second quarter of 2019, the PROMESA oversight board announced the designation of the Commonwealth’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, but the plan did call for the gradual elimination of budgetary subsidies provided to municipalities and established certain funds available to municipalities to incentivize service consolidation. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from the COVID-19 pandemic, as well as expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal situation and measures included in fiscal plans of other government entities. In addition to municipalities, the total direct exposure also included $13.3 million in loans to an affiliate of PREPA, $37.4 million in loans to an agency of the Puerto Rico central government, and obligations of the Puerto Rico government, specifically a residential pass-through MBS issued by the PRHFA, at an amortized cost of $3.8 million as part of its available-for-sale investment securities portfolio (fair value of $2.9 million as of June 30, 2021).

The following table details the Corporation’s total direct exposure to Puerto Rico government obligations according to their maturities:

	As of June 30, 2021
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)
Puerto Rico Housing Finance Authority:
After 10 years	$3,772	$-	$3,772
Total Puerto Rico Housing Finance Authority	3,772	-	3,772

Puerto Rico Government agencies and public corporations:
Puerto Rico government agencies:
Due within one year	-	6,193	6,193
After 5 to 10 years	-	31,250	31,250
Total Puerto Rico government agencies	-	37,443	37,443

Affiliate of the PREPA:
Due within one year	-	446	446
After 1 to 5 years	-	12,841	12,841
Total Public Corporations	-	13,287	13,287
Total Puerto Rico government agencies and public corporations	-	50,730	50,730
Municipalities:
Due within one year	2,974	41,540	44,514
After 1 to 5 years	14,937	92,453	107,390
After 5 to 10 years	88,734	10,229	98,963
After 10 years	83,367	-	83,367
Total Municipalities	190,012	144,222	334,234
Total Direct Government Exposure	$193,784	$194,952	$388,736

In addition, as of June 30, 2021, the Corporation had $99.9 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2020 – $106.5 million). Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2018, the PRHFA’s mortgage loans insurance program covered loans in an aggregate amount of approximately $536 million. The regulations adopted by the PRHFA, requires the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance program. As of June 30, 2018, the most recent date as of which information is available, the PRHFA had an unrestricted deficit of approximately $5.9 million with respect to required reserves for the mortgage loan insurance program.

As of June 30, 2021, the Corporation had $2.9 billion of public sector deposits in Puerto Rico, compared to $1.8 billion as of December 31, 2020. Approximately 20% of the public sector deposits as of June 30, 2021 was from municipalities and municipal agencies in Puerto Rico and 80% was from public corporations, the central government and agencies, and U.S. federal government agencies in Puerto Rico.

Exposure to USVI government

The Corporation has operations in the USVI and has credit exposure to USVI government entities.

For many years, the USVI has been experiencing a number of fiscal and economic challenges that have deteriorated the overall financial and economic conditions in the area. Between 2008 and 2017, the USVI real GDP contracted at a compound annual growth rate of -4.2%. On May 26, 2021, the United States Bureau of Economic Analysis (the “BEA”) released estimates of GDP estimates for the USVI for 2019. According to the BEA, the USVI’s real GDP increased 2.2% in 2019. Also, the BEA revised the previously published real GDP growth estimate for 2018 from 1.5% to 1.6%. Growth in 2019 was primarily driven by increases in private fixed investment, exports, and consumer spending. These increases were partially offset by decreases in inventory investment and government spending. Private fixed investment doubled from the previous year, reflecting growth in business purchases of equipment and in construction, including homes. In addition, disaster-related insurance payouts and federal assistance supported the reconstruction and major repairs of businesses and homes that were destroyed or heavily damaged by the two major hurricanes in September 2017. Although economic activity in the USVI showed signs of improvements during 2018 and 2019, the economic threat resulting from the COVID-19 pandemic is anticipated to diminish growth throughout 2020 and 2021.

Similar to Puerto Rico, the USVI has benefited from the various rounds of economic stimulus programs deployed by the Federal Government. Overall total pandemic-related relief funding allocated to the USVI exceeds $750 million. According to information published by the U.S. Department of Labor, as of July 17, 2021, total pandemic-related unemployment benefits amounted to $114.4 million. Furthermore, as of May 31, 2021, over 3,400 applications from USVI businesses had been approved for the SBA PPP amounting to more than $202.5 million, according to data published by the SBA.

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

As of June 30, 2021, the Corporation had $60.5 million in loans to USVI government instrumentalities and public corporations, compared to $61.8 million as of December 31, 2020. Of the amount outstanding as of June 30, 2021, public corporations of the USVI owed approximately $37.3 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of June 30, 2021, all loans were currently performing and up to date on principal and interest payments.

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

3. ACL for loans and finance leases to adjusted total loans held for investment ratio is a non-GAAP financial measure that excludes SBA PPP loans amounting to $349.3 million and $406.0 million as of June 30, 2021 and December 31, 2020, respectively. The SBA PPP loans are fully-guaranteed by the SBA, and the principal amount of the loans may be forgiven in full or in part, thus presenting less credit risk than a non-SBA PPP loan. Management believes the use of this non-GAAP measure provides additional understanding when assessing the Corporation’s reserve coverage and facilitates comparison with other periods. See below for the reconciliation of the GAAP ratio of ACL for loans and finance leases to total loans held for investment to the Non-GAAP ratio of the ACL for loans and finance leases to adjusted total loans held for investment.

4. To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation uses, and believes that investors would benefit from disclosure of, non-GAAP financial measures that reflect adjustments to net income and non-interest expenses to exclude items that management identifies as Special Items because management believes they are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts. This Form 10-Q includes the following non-GAAP financial measures for the quarter and six-month periods ended June 30, 2021 and 2020 that reflect the described items that were excluded for one of those reasons.

Adjusted net income reflects the effect of the following exclusions:

• Merger and restructuring costs of $11.0 million and $22.3 million recorded in the second quarter and first six months of 2021, respectively, and $2.9 million and $3.7 million in the second quarter and first six months of 2020, respectively, related to transaction costs and restructuring initiatives in connection with the acquisition of BSPR.

• COVID-19 pandemic-related expenses of $1.1 million and $2.3 million recorded in the second quarter and first six months of 2021, respectively, and $3.0 million and $3.3 million in the second quarter and first six months of 2020, respectively.

• Loss of $0.2 million and gain of $8.1 million on the sales of U.S. agencies MBS in the second quarter and first six months of 2020, respectively.

• Total benefit of $5.0 million and $6.2 million recorded in the second quarter and first six months of 2020, respectively, resulting from hurricane-related insurance recoveries.

• The tax-related effects of all the pre-tax items mentioned in the above bullets as follows:

- Tax benefit of $4.1 million and $8.3 million in the second quarter and first six months of 2021, respectively, and $1.1 million and $1.4 million in the second quarter and first six months of 2020, respectively, related to merger and restructuring costs in connection with the acquisition of BSPR (calculated based on the statutory tax rate of 37.5%).

- Tax benefit of $0.4 million and $0.9 million in the second quarter and first six months of 2021, respectively, and $1.1 million and $1.2 million in the second quarter and first six months of 2020, respectively, in connection with the COVID-19 pandemic-related expenses (calculated based on the statutory tax rate of 37.5%).

- Tax expense of $1.9 million and $2.3 million in the second quarter and first six months of 2020, respectively, related to the benefit of hurricane-related insurance recoveries (calculated based on the statutory tax rate of 37.5%).

- No tax benefit/expense was recorded for the (loss)/gain on sales of U.S. agencies MBS in the second quarter and first six months of 2020. Those sales were recorded at the tax-exempt international banking entity subsidiary level.

See “Overview of Results of Operations” above for the reconciliation of the non-GAAP financial measure “adjusted net income” to the GAAP financial measure.

Adjusted non-interest expenses – The following tables reconcile for the second quarter and first six months of 2021 and 2020 the non-interest expenses to adjusted non-interest expenses, which is a non-GAAP financial measure that excludes the relevant Special Items identified above:

(In thousands)
Quarter Ended June 30, 2021	Non-Interest Expenses (GAAP)	Merger and Restructuring Costs	COVID 19 Pandemic-Related Expenses	Adjusted (Non-GAAP)

Non-interest expenses	$130,172	$11,047	$1,105	$118,020
Employees' compensation and benefits	49,714	-	10	49,704
Occupancy and equipment	24,116	-	992	23,124
Business promotion	3,225	-	4	3,221
Professional service fees	16,764	-	-	16,764
Taxes, other than income taxes	5,576	-	97	5,479
FDIC deposit insurance	1,922	-	-	1,922
Net gain on OREO and OREO expenses	(139)	-	-	(139)
Credit and debit card processing expenses	6,795	-	-	6,795
Communications	2,407	-	-	2,407
Merger and restructuring costs	11,047	11,047	-	-
Other non-interest expenses	8,745	-	2	8,743

(In thousands)
Six-Month Period Ended June 30, 2021	Non-Interest Expenses (GAAP)	Merger and Restructuring Costs	COVID 19 Pandemic-Related Expenses	Adjusted (Non-GAAP)

Non-interest expenses	$263,473	$22,314	$2,314	$238,845
Employees' compensation and benefits	100,556	-	37	100,519
Occupancy and equipment	48,358	-	2,031	46,327
Business promotion	6,195	-	22	6,173
Professional service fees	34,465	-	-	34,465
Taxes, other than income taxes	11,775	-	222	11,553
FDIC deposit insurance	3,910	-	-	3,910
Net loss on OREO and OREO expenses	1,759	-	-	1,759
Credit and debit card processing expenses	11,073	-	-	11,073
Communications	4,869	-	-	4,869
Merger and restructuring costs	22,314	22,314	-	-
Other non-interest expenses	18,199	-	2	18,197

(In thousands)
Quarter Ended June 30, 2020	Non-Interest Expenses (GAAP)	Merger and Restructuring Costs	COVID 19 Pandemic-Related Expenses	Hurricane-Expenses Related Insurance Recoveries	Adjusted (Non-GAAP)

Non-interest expenses	$89,786	$2,902	$2,961	$-	$83,923
Employees' compensation and benefits	39,532	-	1,695	-	37,837
Occupancy and equipment	16,376	-	851	-	15,525
Business promotion	2,314	-	295	-	2,019
Professional service fees	11,968	-	5	-	11,963
Taxes, other than income taxes	3,577	-	77	-	3,500
FDIC deposit insurance	1,436	-	-	-	1,436
Net loss on OREO and OREO expenses	811	-	-	-	811
Credit and debit card processing expenses	3,938	-	-	-	3,938
Communications	1,852	-	-	-	1,852
Merger and restructuring costs	2,902	2,902	-	-	-
Other non-interest expenses	5,080	-	38	-	5,042

(In thousands)
Six-Month Period Ended June 30, 2020	Non-Interest Expenses (GAAP)	Merger and Restructuring Costs	COVID 19 Pandemic-Related Expenses	Hurricane-Related Insurance Recoveries	Adjusted (Non-GAAP)

Non-interest expenses	$181,970	$3,747	$3,324	$(1,153)	$176,052
Employees' compensation and benefits	82,391	-	1,746	-	80,645
Occupancy and equipment	31,503	-	984	(789)	31,308
Business promotion	5,936	-	472	(184)	5,648
Professional service fees	23,761	-	5	(180)	23,936
Taxes, other than income taxes	7,457	-	79	-	7,378
FDIC deposit insurance	2,958	-	-	-	2,958
Net loss on OREO and OREO expenses	1,999	-	-	-	1,999
Credit and debit card processing expenses	7,888	-	-	-	7,888
Communications	3,729	-	-	-	3,729
Merger and restructuring costs	3,747	3,747	-	-	-
Other non-interest expenses	10,601	-	38	-	10,563

Allowance for credit losses on loans and finance leases to adjusted total loans held for investment ratio - The following table reconciles the “ACL for loans and finance leases to total loans held for investment ratio,” the GAAP financial ratio, to the non-GAAP financial measure “ACL for loans and finance leases to adjusted total loans held for investment ratio,” as of June 30, 2021 and December 31, 2020.

	Allowance for Credit Losses for Loans and Finance Leases
	to Loans Held for Investment
	(GAAP to Non-GAAP reconciliation)
	As of June 30, 2021
	Allowance for Credit Losses for	Loans Held For Investment
	Loans and Finance Leases
(In thousands, except for ratios)
Allowance for credit losses for loans and finance leases and loans held for investment (GAAP)	$324,958	$11,387,594
Less:
SBA PPP loans	-	349,261
Allowance for credit losses for loans and finance leases and adjusted loans held for investment,
excluding SBA PPP loans (Non-GAAP)	$324,958	$11,038,333

Allowance for credit losses for loans and finance leases
to loans held for investment ratio (GAAP)	2.85%
Allowance for credit losses for loans and finance leases to adjusted loans held for investment
ratio, excluding SBA PPP loans (Non-GAAP)	2.94%

	Allowance for Credit Losses for Loans and Finance Leases
	to Loans Held for Investment
	(GAAP to Non-GAAP reconciliation)
	As of December 31, 2020
	Allowance for Credit Losses for	Loans Held For Investment
	Loans and Finance Leases
(In thousands, except for ratios)
Allowance for credit losses for loans and finance leases and loans held for investment (GAAP)	$385,887	$11,777,289
Less:
SBA PPP loans	-	405,953
Allowance for credit losses for loans and finance leases and adjusted loans held for investment,
excluding SBA PPP loans (Non-GAAP)	$385,887	$11,371,336

Allowance for credit losses for loans and finance leases
to loans held for investment ratio (GAAP)	3.28%
Allowance for credit losses for loans and finance leases to adjusted loans held for investment
ratio, excluding SBA PPP loans (Non-GAAP)	3.39%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on this evaluation, except as noted below in “Internal Control over Financial Reporting”, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the Chief Executive Office and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

Other than as explained below, there have been no changes to the Corporation’s internal control over financial reporting during our most recent quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable.

b) Not applicable.

c) Purchase of equity securities by the issuer and affiliated purchases. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the second quarter of 2021.

					Approximate Dollar
					Value of Shares
				Total Number of	That May Yet be
				Shares Purchased	Purchased Under
			Average	as Part of Publicly	These Plans or
	Total number of		Price	Announced Plans	Programs
Period	shares purchased		Paid	Or Programs	(In thousands) (1)

April 2021	3,014,353		$12.46	3,000,000
May 2021	2,489,937		12.76	2,488,379
June 2021	2,474,458		12.48	2,474,268
Total	7,978,748	(2)(3)		7,962,647	$200,000

(1)

As of June 30, 2021, the Corporation was authorized to purchase up to $300 million of the Corporation’s stock under the program, that was publicly announced on April 26, 2021, of which $100 million had been utilized. The remaining $200 million in the table represents the amount available to repurchase shares under the program as of June 30, 2021. The program does not obligate the Corporation to acquire any specific number of shares. Under the program, shares may be repurchased through open market purchases, accelerated share repurchases and/or privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)

Includes 16,101 shares of common stock acquired by the Corporation to cover minimum tax withholding obligations upon the vesting of restricted stock and performance units. The Corporation intends to continue to satisfy statutory tax withholding obligations in connection with the vesting of outstanding restricted stock and performance units through the withholding of shares.

(3)

Includes 4,462,647 shares of common stock repurchased in the open market at an average price of $12.62 for a total purchase price of approximately $56.3 million, and 3,500,000 shares of common stock repurchased through privately negotiated transactions at an average price of $12.48 for a total purchase price of approximately $43.7 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein:

Exhibit Index

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document, filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith
104	The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: August 9, 2021	By: /s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: August 9, 2021	By: /s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer