Form 10-Q
period 2021-09-30
FIRST BANCORP /PR/
filed 2021-11-09
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock: 205,644,589 shares outstanding as of November 4, 2021.

FIRST BANCORP. INDEX PAGE

PART I. FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of September 30, 2021 and December 31, 2020	6
Consolidated Statements of Income (Unaudited) – Quarters ended September 30, 2021 and 2020 and nine-month periods ended September 30, 2021 and 2020	7
Consolidated Statements of Comprehensive Income (Unaudited) – Quarters ended September 30, 2021 and 2020 and nine-month periods ended September 30, 2021 and 2020	8
Consolidated Statements of Cash Flows (Unaudited) – Nine-month periods ended September 30, 2021 and 2020	9
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Quarters ended September 30, 2021 and 2020 and nine-month periods ended September 30, 2021 and 2020	10
Notes to Consolidated Financial Statements (Unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	114
Item 3. Quantitative and Qualitative Disclosures About Market Risk	200
Item 4. Controls and Procedures	200

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	201
Item 1A. Risk Factors	201
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	202
Item 3. Defaults Upon Senior Securities	203
Item 4. Mine Safety Disclosures	203
Item 5. Other Information	203
Item 6. Exhibits	203

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

Factors that could cause results to differ from those expressed in the Corporation’s forward-looking statements include, but are not limited to, risks described or referenced in the “Risk Factor Summary” and in Part I, Item 1A., “Risk Factors,” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) and the following:

• uncertainties relating to the impact of the COVID-19 pandemic, including new variants of the virus, such as the Delta variant, and the efficacy and acceptance of various vaccines and treatments for the disease, on the Corporation’s business, operations, employees, credit quality, financial condition and net income, including because of uncertainties as to the extent and duration of the pandemic and the impact on the Puerto Rico and global supply chains, inflation, consumer spending, borrowing and saving habits, the underemployment and unemployment rates, which can adversely affect repayment patterns, the Puerto Rico economy and the global economy, as well as the risk that the COVID-19 pandemic may exacerbate any other factor that could cause our actual results to differ materially from those expressed in or implied by any forward-looking statements;

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

•  risks, uncertainties and other factors related to the Corporation’s acquisition of Banco Santander Puerto Rico (“BSPR”), including the risk that the Corporation may not realize, either fully or on a timely basis, the cost savings and any other synergies from the acquisition that the Corporation expected, because of deposit attrition, customer loss and/or revenue loss as a result of unexpected factors or events, including those that are outside of our control;

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

• the effect of changes in the interest rate environment, including the cessation of the London Interbank Offered Rate (“LIBOR”), which could adversely affect the Corporation’s results of operations, cash flows, and liquidity;

• an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

• the risk that additional portions of the unrealized losses in the Corporation’s investment portfolio are determined to be credit-related, resulting in additional charges to the provision for credit losses on the Corporation’s exposure to the Puerto Rico government’s debt securities held as part of the available-for-sale securities portfolio with a fair value of $2.9 million ($3.7 million – amortized cost) and an allowance for credit losses of $0.3 million;

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

• changes in the fiscal and monetary policies and regulations of the U.S. federal government and the Puerto Rico and other governments, including those determined by the Board of the Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Reserve Bank of New York (the “New York Fed” “Fed”, or “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), government-sponsored housing agencies, and regulators in Puerto Rico, and the USVI and BVI;

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

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2021	December 31, 2020
(In thousands, except for share information)
ASSETS
Cash and due from banks	$2,655,491	$1,433,261
Money market investments:
Time deposits with other financial institutions	300	300
Other short-term investments	2,382	60,272
Total money market investments	2,682	60,572

Investment securities available for sale, at fair value:
Securities pledged with creditors’ rights to repledge	325,622	341,789
Other investment securities available for sale	6,363,857	4,305,230
Total investment securities available for sale, at fair value (amortized cost 2021 -
$6,716,331; 2020 - $4,584,851;
allowance for credit losses of $1,157 as of September 30, 2021
and $1,310 as of December 31, 2020)	6,689,479	4,647,019
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $8,317 as of September 30, 2021 and $8,845 as of December 31, 2020
(fair value 2021 - $170,438; 2020 - $173,806)	169,488	180,643
Equity securities	37,427	37,588
Loans, net of allowance for credit losses of $288,360 (2020 - $385,887)	10,852,222	11,391,402
Loans held for sale, at lower of cost or market	30,681	50,289
Total loans, net	10,882,903	11,441,691

Premises and equipment, net	149,894	158,209
Other real estate owned (“OREO”)	43,798	83,060
Accrued interest receivable on loans and investments	58,454	69,505
Deferred tax asset, net	243,447	329,261
Goodwill	38,611	38,632
Other intangible assets	32,689	40,893
Other assets	251,791	272,737
Total assets	$21,256,154	$18,793,071
LIABILITIES
Non-interest-bearing deposits	$7,097,313	$4,546,123
Interest-bearing deposits	10,887,345	10,771,260
Total deposits	17,984,658	15,317,383

Securities sold under agreements to repurchase	300,000	300,000
FHLB advances	320,000	440,000
Other borrowings	183,762	183,762
Accounts payable and other liabilities	269,769	276,747
Total liabilities	19,058,189	16,517,892

STOCKHOLDERSʼ EQUITY
Preferred stock, authorized, 50,000,000 shares:
Non-cumulative Perpetual Monthly Income Preferred Stock: 22,004,000
shares issued, 1,444,146 shares outstanding, aggregate liquidation value of $36,104	36,104	36,104
Common stock, $0.10 par value, authorized, 2,000,000,000 shares;
223,655,186 shares issued (2020- 223,034,348 shares issued)	22,366	22,303
Less: Treasury stock (at par value)	(1,716)	(480)
Common stock outstanding, 206,495,900 shares outstanding
(2020 - 218,235,064 shares outstanding)	20,650	21,823
Additional paid-in capital	799,132	946,476
Retained earnings, includes legal surplus reserve of $109,338	1,375,797	1,215,321
Accumulated other comprehensive (loss) income, net of tax of $7,590 as of each
September 30, 2021 and December 31, 2020	(33,718)	55,455
Total stockholdersʼ equity	2,197,965	2,275,179
Total liabilities and stockholdersʼ equity	$21,256,154	$18,793,071

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2021	2020	2021	2020
(In thousands, except per share information)
Interest and dividend income:
Loans	$178,956	$156,189	$541,763	$447,110
Investment securities	20,248	13,808	52,760	44,222
Money market investments and interest-bearing cash accounts	968	405	1,750	2,950
Total interest income and dividend income	200,172	170,402	596,273	494,282
Interest expense:
Deposits	9,682	16,088	32,806	52,739
Loans payable	-	-	-	21
Securities sold under agreements to repurchase	2,571	1,484	7,392	5,282
Advances from FHLB	1,899	2,778	6,428	8,656
Other borrowings	1,277	1,356	3,856	5,029
Total interest expense	15,429	21,706	50,482	71,727
Net interest income	184,743	148,696	545,791	422,555
Provision for credit losses - (benefit) expense:
Loans and finance leases	(8,734)	48,078	(49,479)	158,531
Unfunded loan commitments	(971)	(803)	(3,346)	2,359
Debt securities	(2,377)	(361)	(664)	2,404
Provision for credit losses - (benefit) expense	(12,082)	46,914	(53,489)	163,294
Net interest income after provision for credit losses	196,825	101,782	599,280	259,261
Non-interest income:
Service charges and fees on deposit accounts	8,690	5,848	25,782	16,280
Mortgage banking activities	6,098	7,099	19,775	14,573
Net gain on sales of investment securities	-	5,288	-	13,380
Gain on early extinguishment of debt	-	94	-	94
Insurance commission income	2,318	1,473	9,774	7,436
Other non-interest income	12,840	10,132	35,455	29,263
Total non-interest income	29,946	29,934	90,786	81,026
Non-interest expenses:
Employees’ compensation and benefits	50,220	43,063	150,776	125,454
Occupancy and equipment	23,306	19,064	71,664	50,567
Business promotion	3,370	3,046	9,565	8,982
Professional fees	13,554	11,563	48,019	35,324
Taxes, other than income taxes	5,238	4,510	17,013	11,967
FDIC deposit insurance	1,381	1,630	5,291	4,588
Net (gain) loss on OREO and OREO expenses	(2,288)	1,019	(529)	3,018
Credit and debit card processing expenses	5,573	4,859	16,646	12,747
Communications	2,250	2,246	7,119	5,975
Merger and restructuring costs	2,268	10,441	24,582	14,188
Other non-interest expenses	9,164	6,067	27,363	16,668
Total non-interest expenses	114,036	107,508	377,509	289,478
Income before income taxes	112,735	24,208	312,557	50,809
Income tax expense (benefit)	37,057	(4,405)	105,171	(1,326)
Net income	$75,678	$28,613	$207,386	$52,135
Net income attributable to common stockholders	$75,009	$27,944	$205,379	$50,128

Net income per common share:
Basic	$0.36	$0.13	$0.97	$0.23
Diluted	$0.36	$0.13	$0.96	$0.23

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2021	2020	2021	2020
(In thousands)
Net income	$75,678	$28,613	$207,386	$52,135
Other comprehensive (loss) income, net of tax:
Debt securities:
Unrealized gain (loss) on debt securities for which credit losses have been recognized	200	649	1,031	(16)
Reclassification adjustment for credit losses - (benefit) expense on debt securities included in net income	(9)	-	(136)	1,631
Reclassification adjustment for net gain included in net income on sales of available-for-sale debt
securities with no credit losses previously recognized	-	(5,288)	-	(13,380)
All other unrealized holding (losses) gains on available-for-sale debt securities	(18,931)	(3,304)	(90,068)	50,328
Other comprehensive (loss) income for the period, net of tax	(18,740)	(7,943)	(89,173)	38,563
Total comprehensive income	$56,938	$20,670	$118,213	$90,698

	The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine-Month Period Ended
	September 30,	September 30,
	2021	2020
(In thousands)
Cash flows from operating activities:
Net income	$207,386	$52,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,936	13,752
Amortization of intangible assets	8,652	2,912
Provision for credit losses - (benefit) expense	(53,489)	163,294
Deferred income tax expense (benefit)	85,969	(22,464)
Stock-based compensation	4,100	3,854
Gain on early extinguishment of debt	-	(94)
Gain on sales of investment securities	-	(13,380)
Unrealized gain on derivative instruments	(3,516)	(4,693)
Net gain on disposals or sales of premises and equipment and other assets	(23)	(212)
Net gain on sales of loans	(11,743)	(7,568)
Net amortization/accretion of premiums, discounts, and deferred loan fees and costs	(19,538)	(3,281)
Originations and purchases of loans held for sale	(386,102)	(318,579)
Sales and repayments of loans held for sale	413,521	323,275
Amortization of broker placement fees	177	437
Net amortization/accretion of premiums and discounts on investment securities	21,798	10,739
Decrease (increase) in accrued interest receivable	10,849	(1,316)
Decrease in accrued interest payable	(2,217)	(2,006)
Decrease (increase) in other assets	21,563	(31,074)
(Decrease) increase in other liabilities	(12,768)	4,903
Net cash provided by operating activities	303,555	170,634
Cash flows from investing activities:
Net repayments (disbursements) on loans held for investment	552,426	(382,857)
Proceeds from sales of loans held for investment	63,509	3,610
Proceeds from sales of repossessed assets	42,711	28,247
Purchases of available-for-sale securities	(3,290,077)	(1,988,902)
Proceeds from sales of available-for-sale securities	-	1,080,766
Proceeds from principal repayments and maturities of available-for-sale securities	1,149,394	766,603
Proceeds from principal repayments and maturities of held-to-maturity securities	12,678	6,429
Additions to premises and equipment	(10,783)	(11,317)
Proceeds from sales of premises and equipment and other assets	807	493
Net redemptions of other investment securities	122	2,182
Net (payments) cash acquired related to acquisition	(3,382)	406,626
Net cash used in investing activities	(1,482,595)	(88,120)
Cash flows from financing activities:
Net increase in deposits	2,662,219	1,657,962
Net decrease in short-term borrowings	-	(35,000)
Repayments of long-term borrowings	(120,000)	(45,294)
Proceeds from long-term reverse repurchase agreements	-	200,000
Repurchase of outstanding common stock	(152,100)	(206)
Dividends paid on common stock	(44,732)	(32,561)
Dividends paid on preferred stock	(2,007)	(2,007)
Net cash provided by financing activities	2,343,380	1,742,894
Net increase in cash and cash equivalents	1,164,340	1,825,408
Cash and cash equivalents at beginning of period	1,493,833	644,099
Cash and cash equivalents at end of period	$2,658,173	$2,469,507
Cash and cash equivalents include:
Cash and due from banks	$2,655,491	$2,360,524
Money market instruments	2,682	108,983
	$2,658,173	$2,469,507
The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
(In thousands)

Preferred Stock	$36,104	$36,104	$36,104	$36,104

Common Stock Outstanding:
Balance at beginning of period	21,065	21,816	21,823	21,736
Common stock repurchases (See Note 21)	(416)	-	(1,233)	(5)
Restricted stock grants	2	5	32	90
Unrestricted stock grants	-	2	-	2
Vesting of performance shares unit	-	-	30	-
Restricted stock forfeited	(1)	-	(2)	-
Balance at end of period	20,650	21,823	20,650	21,823

Additional Paid-In-Capital:
Balance at beginning of period	847,412	943,816	946,476	941,652
Common stock repurchases (See Note 21)	(49,625)	(8)	(151,384)	(201)
Stock-based compensation expense	1,346	1,412	4,100	3,854
Restricted stock grants	(2)	(5)	(32)	(90)
Unrestricted stock grants	-	(2)	-	(2)
Vesting of performance shares unit	-	-	(30)	-
Restricted stock forfeited	1	-	2	-
Balance at end of period	799,132	945,213	799,132	945,213

Retained Earnings:
Balance at beginning of period	1,315,352	1,159,828	1,215,321	1,221,817
Impact of adoption of Accounting Standards Codification ("ASC" or "Codification")
Topic 326, "Financial Instruments - Credit Losses" ("ASC 326" or "CECL")				(62,322)
Balance at beginning of period (as adjusted for impact of adoption of ASC 326)				1,159,495
Net income	75,678	28,613	207,386	52,135
Dividends on common stock ($0.07 per share and $0.05 per share for the quarters ended
September 30, 2021 and 2020, respectively; $0.21 per share and $0.15 per share for the
nine-month periods ended September 30, 2021 and 2020, respectively)	(14,564)	(10,957)	(44,903)	(32,808)
Dividends on preferred stock	(669)	(669)	(2,007)	(2,007)
Balance at end of period	1,375,797	1,176,815	1,375,797	1,176,815

Accumulated Other Comprehensive (Loss) Income, net of tax:
Balance at beginning of period	(14,978)	53,270	55,455	6,764
Other comprehensive (loss) income, net of tax	(18,740)	(7,943)	(89,173)	38,563
Balance at end of period	(33,718)	45,327	(33,718)	45,327

Total stockholdersʼ equity	$2,197,965	$2,225,282	$2,197,965	$2,225,282

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

The results of operations for the quarter and nine-month period ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire year.

Effective April 1, 2021, the Corporation updated its policies regarding the timing of recognition of auto loans and small personal loans charge-offs. The update requires the Corporation to charge-off auto loans, finance leases, and small personal loans, or portions of such loans, classified as “loss” when the loan becomes 120 days or more past due. Under the previous policy, the Corporation reserved the portion of auto loans and finance leases deemed “loss” once they were 120 days delinquent and charged-off an auto loan to their net realizable value when the collateral deficiency was deemed uncollectible (i.e., when foreclosure/repossession is probable) or when the loan was 365 days past due. For small personal loans, the Corporation previously reserved loans that were classified as “loss” when they were 120 days delinquent and charged-off a loan when the loan became 180 days past due. The policy update is supported by the fact that the majority of consumer loans that become 120 days or more delinquent will ultimately go to foreclosure or the borrower has demonstrated an inability or lack of willingness to meet their obligation of making timely payments to cure the delinquency.

At the time we implemented the update to the charge-off policy in the second quarter of 2021, the amount of loans determined to be classified as “loss” amounted to $4.1 million, which was charged-off during the quarter. Approximately $1.1 million of such charge-off exceeded existing reserves at the time the Corporation implemented the policy update. This update to the policy did not have an impact on the approach we use to estimate the ACL for auto loans, finance leases, or small personal loans.

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

Accounting for Equity Securities and Certain Derivatives

In January 2020, the FASB issued new guidance to clarify the interaction of the accounting for equity securities under ASC Topic 321, “Investments – Equity Securities” (“ASC 321”); investments accounted for under the equity method of accounting in ASC Topic 323, “Investments – Equity Method and Joint Ventures”; and the accounting for certain forward contracts and purchased options accounted for under ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The guidance clarifies that an entity should consider observable transactions that result in either applying or discontinuing the equity method of accounting for the purpose of applying the measurement alternative provided by ASC 321, which allows certain equity securities without a readily determinable fair value to be measured at cost, less any impairment. When an entity accounts for an investment in equity securities under the measurement alternative and is required to transition to the equity method of accounting because of an observable transaction, it should remeasure the investment at fair value immediately before applying the equity method of accounting. Likewise, when an entity accounts for an investment in equity securities under the equity method of accounting and is required to transition to ASC 321 because of an observable transaction, it should remeasure the investment at fair value immediately after discontinuing the equity method of accounting. These amendments align the accounting for equity securities under the measurement alternative with that of other equity securities accounted for under ASC 321, reducing diversity in accounting outcomes. The guidance also clarifies that, when determining the accounting for nonderivative forward contracts and purchased options, an entity should not consider whether the underlying securities would be accounted for under the equity method or fair value option upon settlement or exercise. These instruments will not fail to meet the scope of ASC 815-10 solely because the securities would be accounted for under the equity method upon settlement of the contract or exercise of the option. For public business entities, the standard took effect for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. The adoption of this guidance during the first quarter of 2021 did not have an effect on the Corporation’s consolidated financial statements.

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

NOTE 2 – BUSINESS COMBINATION

Effective as of September 1, 2020, the Corporation completed its previously announced acquisition of BSPR. The Corporation accounted for the acquisition as a business combination in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). Accordingly, the Corporation recorded the assets and liabilities assumed, as of the date of the acquisition, at their respective fair values and allocated to goodwill the excess of the purchase price consideration over the fair value of the net assets acquired. The determination of fair value required management to make estimates about discount rates, future expected cash flows, market conditions at the time of the acquisition, and other future events that are highly subjective in nature and subject to change. Fair value estimates related to the acquired assets and liabilities were subject to adjustment for up to one year after the closing date of the acquisition as additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier. Since the acquisition, the Corporation adjusted the original fair value estimates and goodwill by approximately $4.2 million. Substantially all of the $4.2 million were recorded in the fourth quarter of 2020. The adjustments were primarily related to post-closing purchase price adjustments to account for differences between BSPR’s actual excess capital at closing date compared to the BSPR’s excess capital amount used for the preliminary closing statement at the acquisition date. In August 2021, the Corporation finalized its fair value analysis of the acquired assets and assumed liabilities associated with this acquisition.

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

Merger and Restructuring Costs

Upon completion of the acquisition, the Corporation began to integrate BSPR’s operations into FirstBank’s operations. Early in July 2021, the Corporation completed the conversion of all remaining BSPR’s core systems into FirstBank’s systems with the conversion of the deposit, debit card, online banking, automated teller machine (“ATM”) and cash management platforms. In conjunction with the conversion of the remaining core systems, the Corporation consolidated six banking branches which increased to nine the number of branches consolidated in Puerto Rico since the acquisition. Management has completed all systems integration efforts and is finalizing personnel and functions integrations, which are expected to be completed in the fourth quarter of 2021. Certain decisions arising from these assessments may involve cancellations of existing contracts and other actions. To the extent there are costs associated with these actions, the costs will be recognized based on the nature and timing of these integration actions. Acquisition and restructuring costs are expensed as incurred. The Corporation recognized cumulative acquisition expenses of $62.5 million through September 30, 2021, of which $2.3 million and $24.6 million was incurred during the quarter and nine-month period ended September 30, 2021, respectively, compared to $10.4 million and $14.2 million for the comparable periods in 2020, respectively. Acquisition, integration, and restructuring expenses were included in merger and restructuring costs in the consolidated statements of income, and consisted primarily of legal fees, severance and personnel-related costs, service contracts cancellation penalties, valuation services, systems conversion, and other integration efforts, as well as accelerated depreciation charges related to planned closures and consolidation of branches in accordance with the Corporation’s integration and restructuring plan.

NOTE 3 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters and nine-month periods ended September 30, 2021 and 2020 are as follows:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2021	2020	2021	2020

(In thousands, except per share information)

Net income	$75,678	$28,613	$207,386	$52,135
Less: Preferred stock dividends	(669)	(669)	(2,007)	(2,007)
Net income attributable to common stockholders	$75,009	$27,944	$205,379	$50,128
Weighted-Average Shares:
Average common shares outstanding	206,725	216,922	212,406	216,876
Average potential dilutive common shares	1,071	793	1,117	657
Average common shares outstanding - assuming dilution	207,796	217,715	213,523	217,533
Earnings per common share:
Basic	$0.36	$0.13	$0.97	$0.23
Diluted	$0.36	$0.13	$0.96	$0.23

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

NOTE 4 – STOCK-BASED COMPENSATION

On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of the then-effective Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based and non equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, other stock-based awards and cash-based awards. The Omnibus Plan authorizes the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. As of September 30, 2021, there were 5,074,056 authorized shares of common stock which remained available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation and Benefits Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Restricted Stock

Under the Omnibus Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted stock is subject to forfeiture and does not contain non-forfeitable dividend rights, participants may exercise full voting rights with respect to the shares of restricted stock granted to them. The restricted stock granted under the Omnibus Plan is typically subject to a vesting period. During the first nine months of 2021, the Corporation awarded to its independent directors 26,361 shares of restricted stock that are subject to one-year vesting from the date of grant. In addition, during the first nine months of 2021, the Corporation awarded 290,069 shares of restricted stock to employees; fifty percent (50%) of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 290,069 shares of restricted stock were 19,271 shares granted to retirement-eligible employees. The total expense determined for the restricted stock awarded to retirement-eligible employees was charged against earnings as of the grant date. During the first nine months of 2020, the Corporation awarded to its independent directors 53,634 shares of restricted stock that were subject to one-year vesting. In addition, during the first nine months of 2020, the Corporation awarded 851,673 shares of restricted stock to employees; 50% of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 851,673 shares of restricted stock were 47,194 shares granted to retirement-eligible employees. The fair value of the shares of restricted stock granted in the first nine months of 2021 and 2020 was based on the market price of the Corporation’s outstanding common stock on the date of the respective grant.

The following table summarizes the restricted stock activity in the first nine months of 2021 under the Omnibus Plan:

	Nine-Month Period Ended
	September 30, 2021

	Number of shares	Weighted-Average
	of restricted	Grant Date
	stock	Fair Value

Unvested shares outstanding at beginning of period	1,320,723	$5.74
Granted	316,430	11.40
Forfeited	(24,792)	6.32
Vested	(407,659)	7.70
Unvested shares outstanding as of September 30, 2021	1,204,702	$6.55

For the quarter and nine-month period ended September 30, 2021, the Corporation recognized $0.8 million and $2.6 million, respectively, of stock-based compensation expense related to restricted stock awards, compared to $0.8 million and $2.4 million for the same periods in 2020, respectively. As of September 30, 2021, there was $4.0 million of total unrecognized compensation cost related to unvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost was 1.6 years as of September 30, 2021.

Stock-based compensation accounting guidance requires the Corporation to reverse compensation expense for any awards that are forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on stock-based compensation, as the Corporation recognizes the effect of adjusting the rate for all expense amortization in the period in which the forfeiture estimate is changed. If the actual forfeiture rate is higher than the estimated forfeiture rate, an adjustment is made to increase the estimated forfeiture rate, which will decrease the expense recognized in the financial statements. If the actual forfeiture rate is lower than the estimated forfeiture rate, an adjustment is made to decrease the estimated forfeiture rate, which will increase the expense recognized in the financial statements.

Performance Units

Under the Omnibus Plan, the Corporation may award performance units to Omnibus Plan participants. During the first nine months of 2021, the Corporation granted 160,485 units to executives, with each unit representing the value of one share of the Corporation’s common stock. The performance units granted in 2021 are for the performance period beginning January 1, 2021 and ending on December 31, 2023. These awards do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock. The performance units will vest on the third anniversary of the effective date of the awards, subject to the achievement of a pre-established tangible book value per share target as of December 31, 2023. All the performance units will vest if performance is at the pre-established performance target level or above. However, the participants may vest with respect to 50% of the awards to the extent that performance is below the target but not less than 80% of the pre-established performance target level (the “80% minimum threshold”), which is measured based upon the growth in the tangible book value during the performance cycle. If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold. During the first nine months of 2021, the Corporation issued 304,408 shares of common stock related to performance units granted in 2018 that met the pre-established target and vested in the first quarter of 2021.

During the first nine months of 2020 and 2019, the Corporation awarded 502,307 and 200,053 performance units to executives, respectively. The performance units will vest on the third anniversary of the effective date of the awards and are subject to a pre-established performance target level as described above.

The following table summarizes the performance units activity in the first nine months of 2021 under the Omnibus Plan:

Nine-Month Period Ended
(Number of units)	September 30, 2021
Performance units at beginning of year	1,006,768
Additions	160,485
Vested	(304,408)
Performance units at September 30, 2021	862,845

The fair values of the performance units awarded were based on the market price of the Corporation’s outstanding common stock on the respective date of the grant. For the quarter and nine-month period ended September 30, 2021, the Corporation recognized $0.5 million and $1.5 million, respectively, of stock-based compensation expense related to performance units, compared to $0.5 million and $1.3 million for the same periods in 2020, respectively. As of September 30, 2021, there was $2.9 million of total unrecognized compensation cost related to unvested performance units that the Corporation expects to recognize over the next three years. The total amount of compensation expense recognized reflects management’s assessment of the probability that the pre-established performance goal will be achieved. The Corporation will recognize a cumulative adjustment to compensation expense in the then-current period to reflect any changes in the probability of achievement of the performance goals.

Other awards

Under the Omnibus Plan, the Corporation may grant shares of unrestricted stock to plan participants. During the third quarter of 2020, the Corporation granted to its independent directors 19,157 shares of unrestricted stock that were fully vested at the time of the grant date. For the quarter ended September 30, 2020, the Corporation recognized $0.1 million of stock-based compensation expense related to unrestricted stock awards. There were no grants of unrestricted stock in 2021.

Shares withheld

During the first nine months of 2021, the Corporation withheld 213,757 shares (first nine months of 2020 – 51,814 shares) of the restricted stock and performance units that vested during such period to cover the officers’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid in cash any fractional share of salary stock to which an officer was entitled. In the consolidated financial statements, the Corporation presents shares withheld for tax purposes as common stock repurchases.

NOTE 5 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses recorded in other comprehensive (loss) income, ACL, estimated fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of September 30, 2021 were as follows:

	September 30, 2021
	Amortized cost			ACL	Fair value
		Gross Unrealized				Weighted-
		gains	losses			average yield%
(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$88,234	$-	$347	$-	$87,887	0.50

U.S. government-sponsored
agencies' obligations:
After 1 to 5 years	1,771,629	565	7,896	-	1,764,298	0.60
After 5 to 10 years	494,941	268	7,825	-	487,384	0.86
After 10 years	16,696	243	-	-	16,939	0.63

Puerto Rico government obligations:
After 10 years (1)	3,680	-	478	308	2,894	-

United States and Puerto Rico
government obligations	2,375,180	1,076	16,546	308	2,359,402	0.66

Mortgage-backed securities ("MBS"):
Freddie Mac (“FHLMC”) certificates:
After 1 to 5 years	1,507	69	-	-	1,576	2.25
After 5 to 10 years	133,601	3,023	232	-	136,392	1.57
After 10 years	1,364,820	5,902	20,123	-	1,350,599	1.15
	1,499,928	8,994	20,355	-	1,488,567	1.18

Ginnie Mae (“GNMA”) certificates:
Due within one year	3	-	-	-	3	1.79
After 1 to 5 years	18,823	772	-	-	19,595	2.91
After 5 to 10 years	30,149	158	119	-	30,188	0.49
After 10 years	380,890	9,941	1,454	-	389,377	1.35
	429,865	10,871	1,573	-	439,163	1.36
Fannie Mae (“FNMA”) certificates:
Due within one year	5,014	40	-	-	5,054	2.07
After 1 to 5 years	21,646	559	-	-	22,205	2.85
After 5 to 10 years	239,743	4,515	528	-	243,730	1.43
After 10 years	1,547,907	13,111	17,854	-	1,543,164	1.22
	1,814,310	18,225	18,382	-	1,814,153	1.27
Collateralized mortgage obligations
issued or guaranteed by the FHLMC,		`
FNMA and GNMA:
After 1 to 5 years	272	-	-	-	272	0.75
After 5 to 10 years	40,202	114	494	-	39,822	1.09
After 10 years	544,865	616	5,955	-	539,526	1.20
	585,339	730	6,449	-	579,620	1.19
Private label:
After 10 years	10,709	-	2,286	849	7,574	2.12
Total MBS	4,340,151	38,820	49,045	849	4,329,077	1.24

Other
Due within one year	500	-	-	-	500	0.72
After 1 to 5 years	500	-	-	-	500	0.84
	1,000	-	-	-	1,000	0.78

Total investment securities
available for sale	$6,716,331	$39,896	$65,591	$1,157	$6,689,479	1.04

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

The following tables show the fair value and gross unrealized losses of the Corporation’s available-for-sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2021 and December 31, 2020. The tables also include debt securities for which an ACL was recorded.

	As of September 30, 2021
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,894	$478	$2,894	$478
U.S. Treasury and U.S. government
agenciesʼ obligations	2,018,246	15,805	47,550	263	2,065,796	16,068
MBS:
FNMA	1,384,133	18,063	10,582	319	1,394,715	18,382
FHLMC	1,130,514	20,355	-	-	1,130,514	20,355
GNMA	108,272	1,573	-	-	108,272	1,573
Collateralized mortgage obligations
issued or guaranteed by the
FHLMC, FNMA and GNMA	427,088	6,052	21,102	397	448,190	6,449
Private label MBS	-	-	7,574	2,286	7,574	2,286
	$5,068,253	$61,848	$89,702	$3,743	$5,157,955	$65,591

	As of December 31, 2020
	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,899	$780	$2,899	$780
U.S. Treasury and U.S. government
agenciesʼ obligations	425,155	621	23,377	165	448,532	786
MBS:
FNMA	93,509	203	-	-	93,509	203
FHLMC	89,292	159	-	-	89,292	159
GNMA	70,504	217	-	-	70,504	217
Collateralized mortgage obligations
issued or guaranteed by the
FHLMC, FNMA and GNMA	104,500	410	9,761	82	114,261	492
Private label MBS	-	-	8,428	2,880	8,428	2,880
	$782,960	$1,610	$44,465	$3,907	$827,425	$5,517

During the first nine months of 2020, proceeds from sales of available-for-sale investment securities amounted to $1.1 billion, including gross realized gains of $13.5 million and gross unrealized losses of $0.1 million. The $13.4 million net gain on tax-exempt securities, which were realized at the tax-exempt international banking entity subsidiary, had no effect in the income tax expense recorded for the first nine months of 2020. There were no sales of securities available for sale during the first nine months of 2021.

Assessment for Credit Losses

Debt securities issued by U.S. government agencies, U.S. government-sponsored entities (“GSEs”), and the U.S. Treasury, including notes and MBS, accounted for approximately 99% of the total available-for-sale portfolio as of September 30, 2021, and the Corporation expects no credit losses on these securities, given the explicit and implicit guarantees provided by the U.S. federal government. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Corporation does not have the intent to sell these U.S. government and agencies debt securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider impairments on these securities to be credit related as of September 30, 2021. The Corporation’s credit loss assessment was concentrated mainly on private label MBS, and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis. The Corporation considered the following factors in determining whether a credit loss existed and the period over which the debt security was expected to recover:

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

The Corporation’s available-for-sale MBS portfolio included private label MBS with a fair value of $7.6 million, which had unrealized losses of approximately $3.1 million as of September 30, 2021, of which $0.8 million is due to credit deterioration and is part of the ACL. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR and limited to the weighted-average coupon on the underlying collateral. The underlying collateral is fixed-rate, single-family residential mortgage loans in the United States with original FICO scores over 700 and moderate loan-to-value ratios (under 80%), as well as moderate delinquency levels. As of September 30, 2021, the Corporation did not have the intent to sell these securities and determined that it was likely that it will not be required to sell the securities before anticipated recovery. The Corporation determined the ACL for private label MBS based on a risk-adjusted discounted cash flow methodology that considers the structure and terms of the instruments. The Corporation utilized probability of default (“PDs”) and loss given default (“LGDs”) that considered, among other things, historical payment performance, loan-to-value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates and the housing price index. Under this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs, were discounted at the effective interest rate as of the reporting date. Significant assumptions in the valuation of the private label MBS were as follows:

	As of			As of
	September 30, 2021			December 31, 2020
	Weighted	Range		Weighted	Range
	Average	Minimum	Maximum	Average	Minimum	Maximum

Discount rate	12.7%	12.7%	12.7%	12.2%	12.2%	12.2%
Prepayment rate	15.8%	4.8%	24.1%	12.1%	1.2%	18.8%
Projected Cumulative Loss Rate	9.6%	0.2%	18.6%	10.2%	2.6%	22.3%

The Corporation evaluates if a credit loss exists, primarily by monitoring adverse variances in the present value of expected cash flows. As of September 30, 2021, the ACL for these private label MBS was $0.8 million, relatively flat compared to $1.0 million as of December 31, 2020.

As of September 30, 2021, the Corporation’s available-for-sale investment securities portfolio also included a residential pass-through MBS issued by the PRHFA, collateralized by certain second mortgages, with a fair value of $2.9 million, which had an unrealized loss of approximately $0.8 million. Approximately $0.3 million of the unrealized losses were due to credit deterioration and is part of the ACL. The underlying second mortgage loans were originated under a program launched by the Puerto Rico government in 2010. This residential pass-through MBS was structured as a zero-coupon bond for the first ten years (up to July 2019). The underlying source of repayment on this residential pass-through MBS is second mortgage loans in Puerto Rico. PRHFA, not the Puerto Rico government, provides a guarantee in the event of default and subsequent foreclosure of the properties underlying the second mortgage loans. During the second quarter of 2021, the Corporation placed this instrument in nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral. The Corporation determined the ACL on this instrument based on a risk-adjusted discounted cash flow methodology that considered the structure and terms of the underlying collateral. The Corporation utilized PDs and LGDs that considered, among other things, historical payment performance, loan-to value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, the housing price index and expected recovery from the PRHFA guarantee. Under this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs, were discounted at the internal rate of return as of the reporting date and compared to the amortized cost. In the event that the second mortgage loans default and the collateral is insufficient to satisfy the outstanding balance of this residential pass-through MBS, PRHFA’s ability to honor its insurance will depend on, among other factors, the financial condition of PRHFA at the time such obligation becomes due and payable. Further deterioration of the Puerto Rico economy or fiscal health of the PRHFA could impact the value of these securities, resulting in additional losses to the Corporation. As of September 30, 2021, the Corporation did not have the intent to sell this security and determined that it was likely that it will not be required to sell the security before its anticipated recovery.

Accrued interest receivable on available-for-sale debt securities totaled $10.9 million as of September 30, 2021 ($8.5 million as of December 31, 2020) and is excluded from the estimate of credit losses.

The following table presents a rollforward by major security type for the quarters and nine-month periods ended September 30, 2021 and 2020 of the ACL on debt securities available-for-sale:

	Quarter Ended September 30, 2021
	Private label MBS	Puerto Rico Government Obligations	Total

(In thousands)
Beginning Balance	$858	$308	$1,166
Provision for credit losses - (benefit)	(9)	-	(9)
ACL on debt securities available-for-sale	$849	$308	$1,157

	Quarter Ended September 30, 2020
	Private label MBS	Puerto Rico Government Obligations	Total

(In thousands)
Beginning Balance	$1,323	$308	$1,631
Net charge-offs	(245)	-	(245)
ACL on debt securities available-for-sale	$1,078	$308	$1,386

	Nine-Month Period Ended September 30, 2021
	Private label MBS	Puerto Rico Government Obligations	Total

(In thousands)
Beginning Balance	$1,002	$308	$1,310
Provision for credit losses - (benefit)	(136)	-	(136)
Net charge-offs	(17)	-	(17)
ACL on debt securities available-for-sale	$849	$308	$1,157

	Nine-Month Period Ended September 30, 2020
	Private label MBS	Puerto Rico Government Obligations	Total

(In thousands)
Beginning Balance	$-	$-	$-
Provision for credit losses	1,323	308	1,631
Net charge-offs	(245)	-	(245)
ACL on debt securities available-for-sale	$1,078	$308	$1,386

Investments Held to Maturity

The amortized cost, gross unrecognized gains and losses, estimated fair value, ACL, weighted-average yield and contractual maturities of investment securities held to maturity as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Amortized cost			Fair value	ACL
		Gross Unrecognized
		Gains	Losses			Weighted- average yield%
(Dollars in thousands)
Puerto Rico municipal bonds:
Due within one year	$2,993	$8	$19	$2,982	$59	5.39
After 1 to 5 years	14,667	615	178	15,104	268	2.36
After 5 to 10 years	90,377	1,939	1,470	90,846	3,013	4.26
After 10 years	69,768	-	8,262	61,506	4,977	4.07
Total investment securities
held to maturity	$177,805	$2,562	$9,929	$170,438	$8,317	4.05

	December 31, 2020
	Amortized cost			Fair value	ACL
		Gross Unrecognized
		Gains	Losses			Weighted- average yield%
(Dollars in thousands)
Puerto Rico municipal bonds:
Due within one year	$556	$7	$-	$563	$-	5.41
After 1 to 5 years	17,297	561	305	17,553	576	3.00
After 5 to 10 years	88,394	1,388	3,146	86,636	4,401	4.66
After 10 years	83,241	-	14,187	69,054	3,868	3.57
Total investment securities
held to maturity	$189,488	$1,956	$17,638	$173,806	$8,845	4.03

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrecognized loss position, as of September 30, 2021 and December 31, 2020, including debt securities for which an ACL was recorded:

As of September 30, 2021
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico municipal bonds	$-	$-	$117,787	$9,929	$117,787	$9,929

As of December 31, 2020
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico municipal bonds	$28,252	$1,611	$116,216	$16,027	$144,468	$17,638

The Corporation determines the ACL of Puerto Rico municipal bonds based on the product of a cumulative PD and LGD, and the amortized cost basis of the bonds over their remaining expected life as described in Note 1 – Nature of Business and Summary of Significant Accounting Policies in the audited consolidated financial statements included in the 2020 Annual Report on Form 10-K.

The Corporation performs periodic credit quality reviews on these issuers. All Puerto Rico municipal bonds were current as to scheduled contractual payments as of September 30, 2021. The Puerto Rico municipal bonds had an ACL of $8.3 million as of September 30, 2021, down $0.5 million from $8.8 million as of December 31, 2020. The decrease was mainly related to improvements in forecasted macroeconomic variables and the repayment of certain bonds during the nine-month period ended September 30, 2021, partially offset by changes in some issuers’ financial metrics based on their most recent financial statements. According to Corporation’s policy, accrued interest receivable on held-to-maturity debt securities that totaled $1.7 million as of September 30, 2021 ($3.6 million as of December 31, 2020), was excluded from the estimate of credit losses.

The following table presents the activity in the ACL for debt securities held to maturity by major security type for the quarters and nine-month periods ended September 30, 2021 and 2020:

	Puerto Rico Municipal Bonds
	Quarter Ended	Quarter Ended
	September 30, 2021	September 30, 2020

(In thousands)
Beginning Balance	$10,685	$9,268
Initial allowance on purchases with credit deterioration
("PCD") debt securities	-	1,269
Provision for credit losses - (benefit)	(2,368)	(361)
	$8,317	$10,176

	Puerto Rico Municipal Bonds
	Nine-Month Period Ended	Nine-Month Period Ended
	September 30, 2021	September 30, 2020

(In thousands)
Beginning Balance	$8,845	$-
Impact of adopting CECL	-	8,134
Initial allowance on purchases with credit deterioration
("PCD") debt securities	-	1,269
Provision for credit losses - (benefit) expense	(528)	773
	$8,317	$10,176

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

From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and are classified as money market investments in the consolidated statements of financial condition. As of September 30, 2021 and December 31, 2020, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

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

The following table summarizes the amortized cost of the Puerto Rico municipal bonds, which are the Corporation’s only debt securities held-to-maturity, as of September 30, 2021 and December 31, 2020 aggregated by credit quality indicator:

	Held to Maturity
	Puerto Rico Municipal Bonds
	September 30,	December 31
(In thousands)	2021	2020
Risk Ratings:
Pass	$177,805	$189,488
Criticized:
Special Mention	-	-
Substandard	-	-
Doubtful	-	-
Loss	-	-
Total	$177,805	$189,488

No held-to-maturity debt securities were on nonaccrual status, 90 days past due and still accruing, or past due as of September 30, 2021 and December 31, 2020. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement.

NOTE 6 – EQUITY SECURITIES

Institutions that are members of the FHLB system are required to maintain a minimum investment in FHLB stock. Such minimum investment is calculated as a percentage of aggregate outstanding mortgages, and the FHLB requires an additional investment that is calculated as a percentage of total FHLB advances, letters of credit, and the collateralized portion of outstanding interest-rate swaps. The FHLB stock represents capital stock issued at $100 par value, and both stock and cash dividends may be received.

As of September 30, 2021 and December 31, 2020, the Corporation had investments in FHLB stock carried at a cost of $27.0 million and $31.2 million, respectively. Dividend income from FHLB stock for the quarter and nine-month period ended September 30, 2021 was $0.3 million and $1.1 million, respectively, compared to $0.4 million and $1.5 million for the quarter and nine-month period ended September 30, 2020, respectively.

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

As of September 30, 2021 and December 31, 2020, the Corporation owned other equity securities with a readily determinable fair value of approximately $5.4 million and $1.5 million, respectively. During the quarter and nine-month period ended September 30, 2021, the Corporation recognized a marked-to-market loss of $37 thousand and $42 thousand, respectively, associated with these securities ($3 thousand marked-to-marked loss and $40 thousand marked-to-market gain for the quarter and nine-month period ended September 30, 2020, respectively), which was recorded as part of other non-interest income in the consolidated statements of income. In addition, the Corporation had other equity securities that do not have a readily-determinable fair value. The carrying value of such securities as of September 30, 2021 and December 31, 2020 was $5.0 million and $4.9 million, respectively.

NOTE 7 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment as of the indicated dates:

	As ofSeptember 30,	As of December 31,
	2021	2020
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$3,095,015	$3,521,954
Construction loans	170,208	212,500
Commercial mortgage loans	2,136,502	2,230,602
C&I loans (1) (2)	2,932,712	3,202,590
Consumer loans	2,806,145	2,609,643
Loans held for investment (3)	11,140,582	11,777,289
ACL on loans and finance leases	(288,360)	(385,887)
Loans held for investment, net	$10,852,222	$11,391,402

(1)	As of September 30, 2021 and December 31, 2020, includes $218.4 million and $406.0 million, respectively, of SBA PPP loans.

(2)

As of September 30, 2021 and December 31, 2020, includes $970.0 million and $1.0 billion, respectively, of commercial loans that were secured by real estate but are not dependent upon the real estate for repayment.

(3)	Includes accretable fair value net purchase discounts of $37.6 million and $48.0 million as of September 30, 2021 and December 31, 2020, respectively.

The following tables present by portfolio classes the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of September 30, 2021 and the interest income recognized on nonaccrual loans for the quarters and nine-month periods ended September 30, 2021 and 2020:

	As of September 30, 2021				Quarter Ended September 30, 2021	Quarter Ended September 30, 2020		Nine-Month Period Ended September 30, 2021	Nine-Month Period Ended September 30, 2020
Puerto Rico and Virgin Islands region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans (2)	Loans Past Due 90 days or more and Still Accruing (2)(3)	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans	`	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans

(In thousands)
Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$76,376	$-	$-		$-	$-
Conventional residential mortgage loans	4,284	47,516	51,800	31,368	197	269		1,032	835
Construction loans	4,109	1,984	6,093	2	16	19		48	61
Commercial mortgage loans	9,626	17,186	26,812	19,593	49	35		151	142
C&I loans	11,820	6,394	18,214	17,785	36	24		83	67
Consumer Loans:
Auto loans	3,137	2,971	6,108	-	26	17		79	138
Finance leases	251	447	698	-	-	2		1	23
Personal loans	1	991	992	-	17	8		71	36
Credit cards	-	-	-	2,708	-	-		-	-
Other consumer loans	16	1,483	1,499	-	2	-		3	5
Total loans held for investment (1)	$33,244	$78,972	$112,216	$147,832	$343	$374		$1,468	$1,307

(1)	Nonaccrual loans exclude $369.9 million of troubled debt restructuring (“TDR”) loans that were in compliance with modified terms and in accrual status as of September 30, 2021.

(2)

Nonaccrual loans exclude PCD loans previously accounted for under ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC Subtopic 310-30”) for which the Corporation made the accounting policy election for maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of September 30, 2021 was $120.7 million. The portion of such loans contractually past due 90 days or more is presented in the loans past due 90 days or more and still accruing category in the table above.

(3)

These include rebooked loans, which were previously pooled into GNMA securities, amounting to $8.5 million as of September 30, 2021. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability. During the nine-month period ended September 30, 2021, the Corporation repurchased, pursuant to the aforementioned repurchase option, $0.4 million of loans previously sold to GNMA.

	As of September 30, 2021				Quarter Ended September 30, 2021	Quarter Ended September 30, 2020	Nine-Month Period Ended September 30, 2021	Nine-Month Period Ended September 30, 2020
Florida region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans

(In thousands)
Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$250	$-	$-	$-	$-
Conventional residential mortgage loans	-	8,789	8,789	-	47	19	171	134
Construction loans	-	-	-	-	-	-	-	-
Commercial mortgage loans	-	-	-	-	-	-	-	-
C&I loans	491	285	776	-	15	19	53	52
Consumer Loans:
Auto loans	-	49	49	-	-	-	-	-
Finance leases	-	-	-	-	-	-	-	-
Personal loans	-	-	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-	-	-
Other consumer loans	-	311	311	-	1	-	8	4
Total loans held for investment (1)	$491	$9,434	$9,925	$250	$63	$38	$232	$190

(1)	Nonaccrual loans exclude $5.8 million of TDR loans that were in compliance with modified terms and in accrual status as of September 30, 2021.

	As of September 30, 2021				Quarter Ended September 30, 2021	Quarter Ended September 30, 2020	Nine-Month Period Ended September 30, 2021	Nine-Month Period Ended September 30, 2020
Total	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans (2)	Loans Past Due 90 days or more and Still Accruing (2)(3)	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans

(In thousands)
Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$76,626	$-	$-	$-	$-
Conventional residential mortgage loans	4,284	56,305	60,589	31,368	244	288	1,203	969
Construction loans	4,109	1,984	6,093	2	16	19	48	61
Commercial mortgage loans	9,626	17,186	26,812	19,593	49	35	151	142
C&I loans	12,311	6,679	18,990	17,785	51	43	136	119
Consumer Loans:
Auto loans	3,137	3,020	6,157	-	26	17	79	138
Finance leases	251	447	698	-	-	2	1	23
Personal loans	1	991	992	-	17	8	71	36
Credit cards	-	-	-	2,708	-	-	-	-
Other consumer loans	16	1,794	1,810	-	3	-	11	9
Total loans held for investment (1)	$33,735	$88,406	$122,141	$148,082	$406	$412	$1,700	$1,497

(1)	Nonaccrual loans exclude $375.7 million of TDR loans that were in compliance with modified terms and in accrual status as of September 30, 2021.

(2)

Nonaccrual loans exclude PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election for maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of September 30, 2021 was $120.7 million. The portion of such loans contractually past due 90 days or more is presented in the loans past due 90 days or more and still accruing category in the table above.

(3)

These include rebooked loans, which were previously pooled into GNMA securities, amounting to $8.5 million as of September 30, 2021. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability. During the nine-month period ended September 30, 2021, the Corporation repurchased, pursuant to the aforementioned repurchase option, $0.4 million of loans previously sold to GNMA.

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

When a loan is placed on nonaccrual status, any accrued but uncollected interest income is reversed and charged against interest income and the amortization of any net deferred fees is suspended. The amount of accrued interest reversed against interest income totaled $0.4 million and $1.7 million for the quarter and nine-month period ended September 30, 2021, respectively ($0.4 million and $1.1 million for the quarter and nine-month period ended September 30, 2020, respectively).

As of September 30, 2021, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $96.3 million, including $50.6 million of loans insured by the FHA or guaranteed by the VA, and $15.5 million of PCD loans acquired prior to the adoption, on January 1, 2020, of CECL and for which the Corporation made the accounting policy election of maintaining pools of loans previously accounted for under ASC 310-30 as “units of account.” The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent, in accordance with the requirements of the Consumer Financial Protection Bureau (“CFPB”). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (i.e., Puerto Rico, Florida and the USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (i.e., the BVI) is processed without court intervention. Foreclosure timelines vary according to local jurisdiction law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues. In Puerto Rico, Florida, and the USVI, and following the actions taken by federal agencies and GSEs (i.e., FHA, FNMA and FHLMC), the COVID-19-related moratorium on foreclosures from properties financed by federally-backed residential mortgage loans was extended through July 31, 2021 and the forbearance enrollment window through September, 30, 2021, and provided up to three months of additional forbearance for certain borrowers. In addition, on July 30, 2021, the FHA, FNMA, and FHLMC extended the moratorium on single-family REO evictions until September 30, 2021. Similarly, on August 3, 2021, the U.S. Center for Disease and Control (“CDC”) issued an order that extended until October 3, 2021 the moratorium on renters evictions.

The Corporation’s aging of the loan portfolio held for investment by portfolio classes as of September 30, 2021 is as follows:

As of September 30, 2021
Puerto Rico and Virgin Islands region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2) (3)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,803	$76,376	$79,179	$54,233	$133,412
Conventional residential mortgage loans (4)	-	32,352	83,168	115,520	2,392,231	2,507,751
Commercial loans:
Construction loans (4)	-	108	6,095	6,203	43,934	50,137
Commercial mortgage loans (4)	6,314	2,800	46,405	55,519	1,653,779	1,709,298
C&I loans	7,888	7,791	35,999	51,678	1,909,873	1,961,551
Consumer loans:
Auto loans	22,090	3,608	6,108	31,806	1,463,867	1,495,673
Finance leases	5,344	738	698	6,780	542,057	548,837
Personal loans	2,674	1,241	992	4,907	322,443	327,350
Credit cards	2,993	1,577	2,708	7,278	280,740	288,018
Other consumer loans	1,066	756	1,499	3,321	125,135	128,456
Total loans held for investment	$48,369	$53,774	$260,048	$362,191	$8,788,292	$9,150,483

(1)

Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $52.5 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(3)

As of September 30, 2021, includes $8.5 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days, but less than two payments in arrears, as of September 30, 2021 amounted to $5.0 million, $64.7 million, $8.3 million, and $1.4 million, respectively.

As of September 30, 2021
Florida region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2)	$-	$-	$250	$250	$623	$873
Conventional residential mortgage loans (3)	-	1,122	8,789	9,911	443,068	452,979
Commercial loans:
Construction loans	-	-	-	-	120,071	120,071
Commercial mortgage loans (3)	-	-	-	-	427,204	427,204
C&I loans	3,460	195	776	4,431	966,730	971,161
Consumer loans:
Auto loans	341	63	49	453	10,213	10,666
Finance leases	-	-	-	-	-	-
Personal loans	-	-	-	-	125	125
Credit cards	-	-	-	-	-	-
Other consumer loans	6	-	311	317	6,703	7,020
Total loans held for investment	$3,807	$1,380	$10,175	$15,362	$1,974,737	$1,990,099

(1)	Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans).

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. No residential mortgage loans insured by the FHA in the Florida region were over 15 months delinquent as of September 30, 2021.

(3)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. Conventional residential mortgage loans past due 30-59 days, but less than two payments in arrears, as of September 30, 2021 amounted to $4.9 million.

As of September 30, 2021
Total	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2) (3)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,803	$76,626	$79,429	$54,856	$134,285
Conventional residential mortgage loans (4)	-	33,474	91,957	125,431	2,835,299	2,960,730
Commercial loans:
Construction loans (4)	-	108	6,095	6,203	164,005	170,208
Commercial mortgage loans (4)	6,314	2,800	46,405	55,519	2,080,983	2,136,502
C&I loans	11,348	7,986	36,775	56,109	2,876,603	2,932,712
Consumer loans:
Auto loans	22,431	3,671	6,157	32,259	1,474,080	1,506,339
Finance leases	5,344	738	698	6,780	542,057	548,837
Personal loans	2,674	1,241	992	4,907	322,568	327,475
Credit cards	2,993	1,577	2,708	7,278	280,740	288,018
Other consumer loans	1,072	756	1,810	3,638	131,838	135,476
Total loans held for investment	$52,176	$55,154	$270,223	$377,553	$10,763,029	$11,140,582

(1)

Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $52.5 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(3)

As of September 30, 2021, includes $8.5 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days, but less than two payments in arrears, as of September 30, 2021 amounted to $5.0 million, $69.6 million, $8.3 million, and $1.4 million, respectively.

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

Based on the most recent analysis performed, the amortized cost of commercial and construction loans by portfolio classes and by origination year based on the internal credit-risk category as of September 30, 2021 and the amortized cost of commercial and construction loans by portfolio classes based on the internal credit-risk category as of December 31, 2020 was as follows:

	As of September 30, 2021
Puerto Rico and Virgin Islands region	Term Loans								As of December 31, 2020
	Amortized Cost Basis by Origination Year (1)
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass	$1,656	$17,334	$15,318	$1,627	$197	$4,906	$-	$41,038	$68,836
Criticized:
Special Mention	-	-	768	-	-	-	-	768	776
Substandard	-	-	-	4,533	-	3,798	-	8,331	15,404
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$1,656	$17,334	$16,086	$6,160	$197	$8,704	$-	$50,137	$85,016

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$128,617	$368,540	$217,763	$225,524	$75,701	$380,192	$42	$1,396,379	$1,511,827
Criticized:
Special Mention	-	10,671	90,723	-	119,255	21,467	-	242,116	292,736
Substandard	1,851	-	-	20,867	2,213	45,872	-	70,803	48,661
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$130,468	$379,211	$308,486	$246,391	$197,169	$447,531	$42	$1,709,298	$1,853,224

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$239,801	$225,254	$356,671	$207,988	$164,783	$223,753	$430,148	$1,848,398	$2,155,226
Criticized:
Special Mention	-	-	924	-	-	20,423	8,018	29,365	59,421
Substandard	1,296	1,507	14,684	2,372	17,847	28,162	17,920	83,788	50,084
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$241,097	$226,761	$372,279	$210,360	$182,630	$272,338	$456,086	$1,961,551	$2,264,731

(1) Excludes accrued interest receivable.

			As of September 30, 2021
			Term Loans						As of December 31, 2020
Florida region			Amortized Cost Basis by Origination Year (1)
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass	$11,940	$69,278	$3,620	$35,233	$-	$-	$-	$120,071	$127,484
Criticized:
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$11,940	$69,278	$3,620	$35,233	$-	$-	$-	$120,071	$127,484

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$73,510	$40,048	$73,180	$62,117	$38,221	$36,696	$21,644	$345,416	$291,627
Criticized:
Special Mention	-	16,812	22,359	6,782	5,352	27,898	2,267	81,470	85,427
Substandard	-	-	-	-	-	318	-	318	324
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$73,510	$56,860	$95,539	$68,899	$43,573	$64,912	$23,911	$427,204	$377,378

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$200,314	$125,320	$240,500	$83,335	$64,992	$32,258	$95,463	$842,182	$823,124
Criticized:
Special Mention	-	-	27,206	-	-	4,770	17,965	49,941	73,974
Substandard	-	27,429	34,494	12,073	-	4,707	335	79,038	40,761
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$200,314	$152,749	$302,200	$95,408	$64,992	$41,735	$113,763	$971,161	$937,859

(1) Excludes accrued interest receivable.

	As of September 30, 2021
Total	Term Loans								As of December 31, 2020
	Amortized Cost Basis by Origination Year (1)
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass	$13,596	$86,612	$18,938	$36,860	$197	$4,906	$-	$161,109	$196,320
Criticized:
Special Mention	-	-	768	-	-	-	-	768	776
Substandard	-	-	-	4,533	-	3,798	-	8,331	15,404
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$13,596	$86,612	$19,706	$41,393	$197	$8,704	$-	$170,208	$212,500

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$202,127	$408,588	$290,943	$287,641	$113,922	$416,888	$21,686	$1,741,795	$1,803,454
Criticized:
Special Mention	-	27,483	113,082	6,782	124,607	49,365	2,267	323,586	378,163
Substandard	1,851	-	-	20,867	2,213	46,190	-	71,121	48,985
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$203,978	$436,071	$404,025	$315,290	$240,742	$512,443	$23,953	$2,136,502	$2,230,602

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$440,115	$350,574	$597,171	$291,323	$229,775	$256,011	$525,611	$2,690,580	$2,978,350
Criticized:
Special Mention	-	-	28,130	-	-	25,193	25,983	79,306	133,395
Substandard	1,296	28,936	49,178	14,445	17,847	32,869	18,255	162,826	90,845
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$441,411	$379,510	$674,479	$305,768	$247,622	$314,073	$569,849	$2,932,712	$3,202,590

(1) Excludes accrued interest receivable.

The following table presents the amortized cost of residential mortgage loans by origination year based on the original loan-to-value-ratio (LTV) and original credit scores as of September 30, 2021 and the amortized cost of residential mortgage loans by original LTV and original credit scores as of December 31, 2020:

	As of September 30, 2021								As of December 31, 2020
	Term Loans
RESIDENTIAL MORTGAGES	Amortized Cost Basis by Origination Year (1)
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total
(In thousands)

Puerto Rico and Virgin Islands region:
FHA/VA government-guaranteed loans	$-	$359	$1,090	$2,168	$4,134	$125,661	$-	$133,412	$149,564
Conventional residential mortgage loans:
Original LTV:
Less than or equal to 90 percent	48,455	33,546	53,445	79,273	58,300	1,518,623	-	1,791,642	2,029,177
Greater than 90 percent but less than
or equal to 100 percent	641	1,644	6,945	7,385	4,739	604,488	-	625,842	725,049
Greater than 100 percent	2,115	-	929	3,375	2,540	81,308	-	90,267	98,413
Total residential mortgages in
Puerto Rico and Virgin Islands region	$51,211	$35,549	$62,409	$92,201	$69,713	$2,330,080	$-	$2,641,163	$3,002,203

Florida region:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-	$873	$-	$873	$1,170
Conventional residential mortgage loans:
Original LTV:
Less than or equal to 90 percent	37,508	34,510	45,207	52,252	62,149	205,854	-	437,480	497,410
Greater than 90 percent but less than
or equal to 100 percent	2,413	3,851	1,194	1,491	3,624	2,926	-	15,499	21,171
Greater than 100 percent	-	-	-	-	-	-	-	-	-
Total residential mortgages in Florida region	$39,921	$38,361	$46,401	$53,743	$65,773	$209,653	$-	$453,852	$519,751

Total:
FHA/VA government-guaranteed loans	$-	$359	$1,090	$2,168	$4,134	$126,534	$-	$134,285	$150,734
Conventional residential mortgage loans:
Original LTV:
Less than or equal to 90 percent	85,963	68,056	98,652	131,525	120,449	1,724,477	-	2,229,122	2,526,587
Greater than 90 percent but less than
or equal to 100 percent	3,054	5,495	8,139	8,876	8,363	607,414	-	641,341	746,220
Greater than 100 percent	2,115	-	929	3,375	2,540	81,308	-	90,267	98,413
Total residential mortgages	$91,132	$73,910	$108,810	$145,944	$135,486	$2,539,733	$-	$3,095,015	$3,521,954

(1) Excludes accrued interest receivable.

	As of September 30, 2021								As of December 31, 2020
	Term Loans
RESIDENTIAL MORTGAGES	Amortized Cost Basis by Origination Year (1)
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total
(In thousands)

Puerto Rico and Virgin Islands region:
FHA/VA government-guaranteed loans	$-	$359	$1,090	$2,168	$4,134	$125,661	$-	$133,412	$149,564
Conventional residential mortgage loans:
Original FICO Score:
Less than 620	-	42	76	459	52	284,532	-	285,161	326,190
Greater than or equal to 620 and less than 680	2,232	1,374	2,529	5,537	6,312	453,544	-	471,528	541,309
Greater than or equal to 680 and less than 740	13,493	13,862	23,139	33,794	22,308	636,765	-	743,361	841,797
Greater than or equal to 740	35,486	19,912	35,575	50,243	36,907	829,578	-	1,007,701	1,143,343
Total residential mortgages in
Puerto Rico and Virgin Islands region	$51,211	$35,549	$62,409	$92,201	$69,713	$2,330,080	$-	$2,641,163	$3,002,203

Florida region:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-	$873	$-	$873	$1,170
Conventional residential mortgage loans:
Original FICO Score:
Less than 620	-	-	-	2,054	-	512	-	2,566	3,330
Greater than or equal to 620 and less than 680	3,810	3,549	4,224	2,625	7,091	23,054	-	44,353	48,420
Greater than or equal to 680 and less than 740	13,104	10,716	13,119	11,892	18,866	49,899	-	117,596	139,197
Greater than or equal to 740	23,007	24,096	29,058	37,172	39,816	135,315	-	288,464	327,634
Total residential mortgages in Florida region	$39,921	$38,361	$46,401	$53,743	$65,773	$209,653	$-	$453,852	$519,751

Total:
FHA/VA government-guaranteed loans	$-	$359	$1,090	$2,168	$4,134	$126,534	$-	$134,285	$150,734
Conventional residential mortgage loans:
Original FICO Score:
Less than 620	-	42	76	2,513	52	285,044	-	287,727	329,520
Greater than or equal to 620 and less than 680	6,042	4,923	6,753	8,162	13,403	476,598	-	515,881	589,729
Greater than or equal to 680 and less than 740	26,597	24,578	36,258	45,686	41,174	686,664	-	860,957	980,994
Greater than or equal to 740	58,493	44,008	64,633	87,415	76,723	964,893	-	1,296,165	1,470,977
Total residential mortgages	$91,132	$73,910	$108,810	$145,944	$135,486	$2,539,733	$-	$3,095,015	$3,521,954

(1) Excludes accrued interest receivable.

The following tables present the amortized cost of consumer loans by origination year based on original credit scores as of September 30, 2021 and the amortized cost of consumer loans based on original credit scores as of December 31, 2020:

CONSUMER	As of September 30, 2021
	Term Loans								As of December 31, 2020
Puerto Rico and Virgin Islands region	Amortized Cost Basis by Origination Year (1)
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total
(In thousands)

Auto loans
Original FICO score:
Less than 620	$39,276	$33,827	$35,917	$17,541	$7,442	$5,952	$-	$139,955	$135,006
Greater than or equal to 620 and less than 680	135,752	113,664	114,259	66,959	26,579	13,907	-	471,120	430,434
Greater than or equal to 680 and less than 740	160,067	116,867	101,389	55,879	23,465	11,958	-	469,625	392,871
Greater than or equal to 740	159,991	111,023	78,437	37,252	18,496	9,774	-	414,973	319,815
Total auto loans	$495,086	$375,381	$330,002	$177,631	$75,982	$41,591	$-	$1,495,673	$1,278,126

Finance leases
Original FICO score:
Less than 620	$3,725	$2,623	$4,093	$2,920	$1,261	$381	$-	$15,003	$15,182
Greater than or equal to 620 and less than 680	30,976	25,603	30,101	20,717	8,289	3,374	-	119,060	111,180
Greater than or equal to 680 and less than 740	67,172	47,971	49,158	35,427	12,851	7,300	-	219,879	191,846
Greater than or equal to 740	70,173	44,977	41,534	25,656	6,632	5,923	-	194,895	154,781
Total finance leases	$172,046	$121,174	$124,886	$84,720	$29,033	$16,978	$-	$548,837	$472,989

Personal loans
Original FICO score:
Less than 620	$1,625	$1,263	$1,811	$1,473	$896	$2,357	$-	$9,425	$10,950
Greater than or equal to 620 and less than 680	8,052	7,209	17,379	6,675	2,447	1,277	-	43,039	49,665
Greater than or equal to 680 and less than 740	29,594	26,907	47,361	21,324	10,680	7,180	-	143,046	160,480
Greater than or equal to 740	25,259	23,695	41,176	21,949	10,331	6,450	-	128,860	146,622
Unscorable	-	562	1,417	417	232	352	-	2,980	4,294
Total personal loans	$64,530	$59,636	$109,144	$51,838	$24,586	$17,616	$-	$327,350	$372,011

Credit cards
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$11,840	$11,840	$12,978
Greater than or equal to 620 and less than 680	-	-	-	-	-	-	55,848	55,848	60,961
Greater than or equal to 680 and less than 740	-	-	-	-	-	-	126,225	126,225	137,563
Greater than or equal to 740	-	-	-	-	-	-	94,105	94,105	103,938
Unscorable	-	-	-	-	-	-	-	-	4,384
Total credit cards	$-	$-	$-	$-	$-	$-	$288,018	$288,018	$319,824

Other consumer loans
Original FICO score:
Less than 620	$4,534	$2,687	$6,430	$1,746	$896	$1,704	$3,502	$21,499	$23,740
Greater than or equal to 620 and less than 680	20,492	9,045	14,043	4,279	2,012	4,983	1,660	56,514	61,667
Greater than or equal to 680 and less than 740	14,441	8,190	8,030	3,483	1,182	882	2,774	38,982	38,602
Greater than or equal to 740	3,638	2,766	2,420	711	291	81	1,381	11,288	11,535
Unscorable	-	-	-	-	-	-	173	173	4,438
Total other consumer loans	$43,105	$22,688	$30,923	$10,219	$4,381	$7,650	$9,490	$128,456	$139,982

Total consumer loans in Puerto Rico and Virgin Islands region	$774,767	$578,879	$594,955	$324,408	$133,982	$83,835	$297,508	$2,788,334	$2,582,932

(1) Excludes accrued interest receivable.

CONSUMER	As of September 30, 2021
	Term Loans								As of December 31, 2020
Florida region	Amortized Cost Basis by Origination Year (1)
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total
(In thousands)

Auto loans
Original FICO score:
Less than 620	$-	$-	$7	$510	$368	$309	$-	$1,194	$2,269
Greater than or equal to 620 and less than 680	-	-	339	2,414	1,726	742	-	5,221	9,042
Greater than or equal to 680 and less than 740	-	-	224	1,832	757	229	-	3,042	5,094
Greater than or equal to 740	-	-	178	831	164	36	-	1,209	1,893
Total auto loans	$-	$-	$748	$5,587	$3,015	$1,316	$-	$10,666	$18,298

Finance leases
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$-	$-	$-
Greater than or equal to 620 and less than 680	-	-	-	-	-	-	-	-	-
Greater than or equal to 680 and less than 740	-	-	-	-	-	-	-	-	-
Greater than or equal to 740	-	-	-	-	-	-	-	-	-
Total finance leases	$-	$-	$-	$-	$-	$-	$-	$-	$-

Personal loans
Original FICO score:
Less than 620	$9	$20	$1	$-	$-	$-	$-	$30	$107
Greater than or equal to 620 and less than 680	-	5	-	-	-	-	-	5	8
Greater than or equal to 680 and less than 740	-	-	17	-	-	-	-	17	38
Greater than or equal to 740	-	73	-	-	-	-	-	73	4
Total personal loans	$9	$98	$18	$-	$-	$-	$-	$125	$157

Credit cards
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$-	$-	$-
Greater than or equal to 620 and less than 680	-	-	-	-	-	-	-	-	-
Greater than or equal to 680 and less than 740	-	-	-	-	-	-	-	-	-
Greater than or equal to 740	-	-	-	-	-	-	-	-	-
Total credit cards	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other consumer loans
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$30	$30	$164
Greater than or equal to 620 and less than 680	-	184	-	-	-	375	69	628	1,023
Greater than or equal to 680 and less than 740	-	174	-	41	48	1,224	198	1,685	2,180
Greater than or equal to 740	240	128	-	-	24	2,196	2,089	4,677	4,889
Total other consumer loans	$240	$486	$-	$41	$72	$3,795	$2,386	$7,020	$8,256

Total consumer loans in Florida region	$249	$584	$766	$5,628	$3,087	$5,111	$2,386	$17,811	$26,711

(1) Excludes accrued interest receivable.

CONSUMER	As of September 30, 2021
	Term Loans								As of December 31, 2020
Total	Amortized Cost Basis by Origination Year (1)
	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost Basis	Total	Total
(In thousands)

Auto loans
Original FICO score:
Less than 620	$39,276	$33,827	$35,924	$18,051	$7,810	$6,261	$-	$141,149	$137,275
Greater than or equal to 620 and less than 680	135,752	113,664	114,598	69,373	28,305	14,649	-	476,341	439,476
Greater than or equal to 680 and less than 740	160,067	116,867	101,613	57,711	24,222	12,187	-	472,667	397,965
Greater than or equal to 740	159,991	111,023	78,615	38,083	18,660	9,810	-	416,182	321,708
Total auto loans	$495,086	$375,381	$330,750	$183,218	$78,997	$42,907	$-	$1,506,339	$1,296,424

Finance leases
Original FICO score:
Less than 620	$3,725	$2,623	$4,093	$2,920	$1,261	$381	$-	$15,003	$15,182
Greater than or equal to 620 and less than 680	30,976	25,603	30,101	20,717	8,289	3,374	-	119,060	111,180
Greater than or equal to 680 and less than 740	67,172	47,971	49,158	35,427	12,851	7,300	-	219,879	191,846
Greater than or equal to 740	70,173	44,977	41,534	25,656	6,632	5,923	-	194,895	154,781
Total finance leases	$172,046	$121,174	$124,886	$84,720	$29,033	$16,978	$-	$548,837	$472,989

Personal loans
Original FICO score:
Less than 620	$1,634	$1,283	$1,812	$1,473	$896	$2,357	$-	$9,455	$11,057
Greater than or equal to 620 and less than 680	8,052	7,214	17,379	6,675	2,447	1,277	-	43,044	49,673
Greater than or equal to 680 and less than 740	29,594	26,907	47,378	21,324	10,680	7,180	-	143,063	160,518
Greater than or equal to 740	25,259	23,768	41,176	21,949	10,331	6,450	-	128,933	146,626
Unscorable	-	562	1,417	417	232	352	-	2,980	4,294
Total personal loans	$64,539	$59,734	$109,162	$51,838	$24,586	$17,616	$-	$327,475	$372,168

Credit cards
Original FICO score:
Less than 620	$-	$-	$-	$-	$-	$-	$11,840	$11,840	$12,978
Greater than or equal to 620 and less than 680	-	-	-	-	-	-	55,848	55,848	60,961
Greater than or equal to 680 and less than 740	-	-	-	-	-	-	126,225	126,225	137,563
Greater than or equal to 740	-	-	-	-	-	-	94,105	94,105	103,938
Unscorable	-	-	-	-	-	-	-	-	4,384
Total credit cards	$-	$-	$-	$-	$-	$-	$288,018	$288,018	$319,824

Other consumer loans
Original FICO score:
Less than 620	$4,534	$2,687	$6,430	$1,746	$896	$1,704	$3,532	$21,529	$23,904
Greater than or equal to 620 and less than 680	20,492	9,229	14,043	4,279	2,012	5,358	1,729	57,142	62,690
Greater than or equal to 680 and less than 740	14,441	8,364	8,030	3,524	1,230	2,106	2,972	40,667	40,782
Greater than or equal to 740	3,878	2,894	2,420	711	315	2,277	3,470	15,965	16,424
Unscorable	-	-	-	-	-	-	173	173	4,438
Total other consumer loans	$43,345	$23,174	$30,923	$10,260	$4,453	$11,445	$11,876	$135,476	$148,238

Total consumer loans	$775,016	$579,463	$595,721	$330,036	$137,069	$88,946	$299,894	$2,806,145	$2,609,643

(1) Excludes accrued interest receivable.

Accrued interest receivable on loans totaled $45.9 million as of September 30, 2021 ($57.2 million as of December 31, 2020), was reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and is excluded from the estimate of credit losses.

The following tables present information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of September 30, 2021 and December 31, 2020:

September 30, 2021
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
Puerto Rico and Virgin Islands region	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	51,489	3,889	431	51,920	3,889
Commercial loans:
Construction loans	-	-	5,490	5,490	-
Commercial mortgage loans	15,309	1,552	50,611	65,920	1,552
C&I loans	5,810	1,016	38,608	44,418	1,016
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	145	2	-	145	2
Credit cards	-	-	-	-	-
Other consumer loans	907	125	-	907	125
	$73,660	$6,584	$95,140	$168,800	$6,584

September 30, 2021
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
Florida region	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	5,112	564	-	5,112	564
Commercial loans:
Construction loans	-	-	-	-	-
Commercial mortgage loans	-	-	2,280	2,280	-
C&I loans	-	-	491	491	-
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	-	-	-	-	-
Credit cards	-	-	-	-	-
Other consumer loans	-	-	-	-	-
	$5,112	$564	$2,771	$7,883	$564

September 30, 2021
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
Total	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	56,601	4,453	431	57,032	4,453
Commercial loans:
Construction loans	-	-	5,490	5,490	-
Commercial mortgage loans	15,309	1,552	52,891	68,200	1,552
C&I loans	5,810	1,016	39,099	44,909	1,016
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	145	2	-	145	2
Credit cards	-	-	-	-	-
Other consumer loans	907	125	-	907	125
	$78,772	$7,148	$97,911	$176,683	$7,148

December 31, 2020
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
Puerto Rico and Virgin Islands region	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	100,950	9,582	7,145	108,095	9,582
Commercial loans:
Construction loans	6,036	500	6,125	12,161	500
Commercial mortgage loans	17,882	1,923	49,241	67,123	1,923
C&I loans	21,933	880	24,728	46,661	880
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	146	2	-	146	2
Credit cards	-	-	-	-	-
Other consumer loans	857	113	-	857	113
	$147,804	$13,000	$87,239	$235,043	$13,000

December 31, 2020
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
Florida region	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	6,224	988	2,400	8,624	988
Commercial loans:
Construction loans	-	-	-	-	-
Commercial mortgage loans	-	-	2,327	2,327	-
C&I loans	-	-	561	561	-
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	-	-	-	-	-
Credit cards	-	-	-	-	-
Other consumer loans	248	83	-	248	83
	$6,472	$1,071	$5,288	$11,760	$1,071

December 31, 2020
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
Total	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	107,174	10,570	9,545	116,719	10,570
Commercial loans:
Construction loans	6,036	500	6,125	12,161	500
Commercial mortgage loans	17,882	1,923	51,568	69,450	1,923
C&I loans	21,933	880	25,289	47,222	880
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	146	2	-	146	2
Credit cards	-	-	-	-	-
Other consumer loans	1,105	196	-	1,105	196
	$154,276	$14,071	$92,527	$246,803	$14,071

The allowance related to collateral dependent loans reported in the tables above includes qualitative adjustments applied to the loan portfolio that consider possible changes in circumstances that could ultimately impact credit losses and might not be reflected in historical data or forecasted data incorporated in the quantitative models. The underlying collateral for residential mortgage and consumer collateral dependent loans consisted of single-family residential properties, and for commercial and construction loans consisted primarily of office buildings, multifamily residential properties, and retail establishments. The weighted-average loan-to-value coverage for collateral dependent loans as of September 30, 2021 was 76%. There were no significant changes in the extent to which collateral secured the Corporation’s collateral dependent financial assets during the third quarter and first nine months of 2021.

Purchases and Sales of Loans

In the ordinary course of business, the Corporation sells residential mortgage loans (originated or purchased) to GNMA and GSEs, such as FNMA and FHLMC, which generally securitize the transferred loans into MBS for sale into the secondary market. During the first nine months of 2021, the Corporation sold $148.2 million of FHA/VA mortgage loans to GNMA, which packaged them into MBS, compared to sales of $156.8 million for the first nine months of 2020. Also, during the first nine months of 2021, the Corporation sold approximately $259.6 million of performing residential mortgage loans to FNMA and FHLMC, compared to sales of $162.6 million during the first nine months of 2020. The Corporation’s continuing involvement with the loans that it sells consists primarily of servicing the loans. In addition, the Corporation agrees to repurchase loans if it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans sold to GNMA, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, “Transfer and Servicing,” once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan. As of September 30, 2021 and December 31, 2020, rebooked GNMA delinquent loans that were included in the residential mortgage loan portfolio amounted to $8.5 million and $10.7 million, respectively.

During the first nine months of 2021 and 2020, the Corporation repurchased, pursuant to the aforementioned repurchase option, $0.4 million and $55.0 million, respectively, of loans previously sold to GNMA. The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA, which is computed at the loan’s interest rate, and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. On May 14, 2020, in response to the national emergency declared by the U.S. President related to the COVID-19 pandemic, GNMA announced a temporary relief that excludes any new borrower delinquencies, occurring on or after April 2020, from the calculation of delinquency and default ratios established in the GNMA MBS guide. This exclusion was extended automatically to issuers that were compliant with GNMA delinquency rate thresholds as reflected by their April 2020 investor accounting report, reflecting March 2020 servicing data. The exemptions and delinquent loan exclusions will automatically expire on July 31, 2022, unless earlier rescinded or extended by GNMA, or the end of the national emergency, whichever comes earlier. Historically, losses for violations of representations and warranties, and on optional repurchases of GNMA delinquent loans, have been immaterial and no provision has been made at the time of sale.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $303 thousand and $42 thousand during the first nine months of 2021 and 2020, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies.

During the first nine months of 2021, three criticized commercial loan participations in the Florida region totaling $28.0 million were sold. In addition, during the first nine months of 2021, the Corporation purchased five commercial and industrial loans participations in the Florida region totaling $78.1 million.

Bulk Sale of Non-performing Residential Mortgage Loans

During the third quarter of 2021, the Corporation sold $52.5 million of non-performing residential mortgage loans and related servicing advances of $2.0 million. The Corporation received $31.5 million, or 58% of book value before reserves, for the $54.5 million of non-performing loans and related servicing advances. Approximately $20.9 million of reserves had been allocated to the loans sold. The transaction resulted in total net charge-offs of $23.1 million and an additional loss of approximately $2.1 million recorded as a charge to the provision for credit losses in the third quarter of 2021.

Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment portfolio of $11.1 billion as of September 30, 2021, credit risk concentration was approximately 78% in Puerto Rico, 18% in the United States, and 4% in the USVI and BVI.

As of September 30, 2021, the Corporation had $181.1 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $201.3 million as of December 31, 2020. As of September 30, 2021, approximately $100.4 million consisted of loans extended to municipalities in Puerto Rico that are general obligations supported by assigned property tax revenues, and $32.2 million consisted of municipal special obligation bonds. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of budgetary subsidies provided by the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required to satisfy the payment of all of their respective general obligation bonds and notes. Late in 2015, the Government Development Bank for Puerto Rico (“GDB”) and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of September 30, 2021 included $13.1 million in loans granted to an affiliate of the Puerto Rico Electric Power Authority (“PREPA”) and $35.4 million in loans to an agency of the Puerto Rico central government.

In addition, as of September 30, 2021, the Corporation had $96.5 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2020 – $106.5 million). Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2018, the PRHFA’s mortgage loans insurance program covered loans in an aggregate amount of approximately $536 million. The regulations adopted by the PRHFA, requires the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance program. As of June 30, 2018, the most recent date as of which information is available, the PRHFA had an unrestricted deficit of approximately $5.9 million with respect to required reserves for the mortgage loan insurance program.

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

The Corporation also has credit exposure to USVI government entities. As of September 30, 2021, the Corporation had $62.5 million in loans to USVI government instrumentalities and public corporations, compared to $61.8 million as of December 31, 2020. Of the amount outstanding as of September 30, 2021, public corporations of the USVI owed approximately $39.3 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of September 30, 2021, all loans were currently performing and up to date on principal and interest payments. The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations and instrumentalities to service their outstanding debt obligations.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of a borrower’s financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual C&I, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of September 30, 2021, the Corporation’s total TDR loans held for investment of $428.6 million consisted of $264.3 million of residential mortgage loans, $76.3 million of C&I loans, $69.6 million of commercial mortgage loans, $3.0 million of construction loans, and $15.4 million of consumer loans. As of September 30, 2021, the Corporation has committed to lend up to an additional $41 thousand on these loans.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of September 30, 2021, the Corporation included as TDRs $0.3 million of residential mortgage loans that were participating in or had been offered a trial modification.

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

Under the provisions of the CARES Act of 2020, as amended by the Consolidated Appropriations Act, 2021 enacted on December 27, 2020, financial institutions may permit loan modifications for borrowers affected by the COVID-19 pandemic through January 1, 2022 without categorizing the modifications as TDRs, as long as the loan meets certain conditions, including the requirement that the loan was not more than 30 days past due as of December 31, 2019. As of September 30, 2021, commercial loans totaling $329.9 million, or 2.96% of the balance of the total loan portfolio held for investment, were modified under the provisions of Section 4013 of the CARES Act of 2020, as amended by Division N, Title V, Section 541 of the Consolidated Appropriations Act. These modifications on commercial loans were primarily related to borrowers in industries with longer expected recovery times, mostly hospitality, retail and entertainment industries, and consisted of providing deferrals of principal payments and interest rate adjustments for an extended period of time, typically 12 months. With respect to temporary deferred repayment arrangements established in 2020 to assist borrowers affected by the COVID-19 pandemic, as of September 30, 2021, all loans previously modified under such programs have completed their deferral period.

Selected information on the Corporation’s TDR loans held for investment based on the amortized cost by loan class and modification type is summarized in the following tables as of the indicated dates:

	As of September 30, 2021
Puerto Rico and Virgin Islands region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$15,892	$10,224	$181,728	$-	$221	$51,859	$259,924
Construction loans	18	1,432	1,433	-	-	161	3,044
Commercial mortgage loans	1,437	722	42,061	-	16,118	6,945	67,283
C&I loans	224	2,443	19,523	-	17,159	36,496	75,845
Consumer loans:
Auto loans	-	252	3,029	-	-	4,414	7,695
Finance leases	-	3	315	-	-	706	1,024
Personal loans	44	7	381	-	-	484	916
Credit cards	-	-	2,626	9	-	-	2,635
Other consumer loans	979	882	290	142	-	313	2,606
Total TDRs in Puerto Rico and Virgin Islands region	$18,594	$15,965	$251,386	$151	$33,498	$101,378	$420,972

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

	As of September 30, 2021
Florida region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$609	$908	$2,892	$-	$-	$-	$4,409
Construction loans	-	-	-	-	-	-	-
Commercial mortgage loans	-	817	1,463	-	-	-	2,280
C&I loans	-	286	-	-	-	156	442
Consumer loans:
Auto loans	-	37	3	-	-	-	40
Finance leases	-	-	-	-	-	-	-
Personal loans	-	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-	-
Other consumer loans	-	-	108	-	-	349	457
Total TDRs in Florida region	$609	$2,048	$4,466	$-	$-	$505	$7,628

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

	As of September 30, 2021
Total	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$16,501	$11,132	$184,620	$-	$221	$51,859	$264,333
Construction loans	18	1,432	1,433	-	-	161	3,044
Commercial mortgage loans	1,437	1,539	43,524	-	16,118	6,945	69,563
C&I loans	224	2,729	19,523	-	17,159	36,652	76,287
Consumer loans:
Auto loans	-	289	3,032	-	-	4,414	7,735
Finance leases	-	3	315	-	-	706	1,024
Personal loans	44	7	381	-	-	484	916
Credit cards	-	-	2,626	9	-	-	2,635
Other consumer loans	979	882	398	142	-	662	3,063
Total TDRs	$19,203	$18,013	$255,852	$151	$33,498	$101,883	$428,600

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

The following table presents the Corporation's TDR loans held for investment activity for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2021	2020	2021	2020
(In thousands)
Beginning balance of TDRs	$450,078	$496,207	$479,196	$487,997
New TDRs	23,078	3,187	30,216	31,733
Increases to existing TDRs	-	2,210	57	5,821
Charge-offs post modification (1)	(13,211)	(4,548)	(16,706)	(8,063)
Sales, net of charge-offs	(17,492)	-	(17,492)	-
Foreclosures	(1,074)	(309)	(2,684)	(1,947)
Removed from TDR classification	-	-	(6,023)	-
Paid-off, partial payments and other	(12,779)	(8,132)	(37,964)	(26,926)
Ending balance of TDRs	$428,600	$488,615	$428,600	$488,615

(1)

For the quarter and nine-month period ended September 30, 2021, includes charge-offs totaling $12.5 million related to $29.9 million of residential mortgage TDR loans that were part of the $52.5 million bulk sale of nonaccrual residential mortgage loans.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, a loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can, and are likely to, continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a nonaccrual loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. During the first nine months of 2021, the Corporation removed $6.0 million in loans from the TDR classification as the borrower was no longer experiencing financial difficulties, the outstanding loans are at market terms, and did not contain any concession to the borrower. The Corporation did not remove any loans from the TDR classification during the first nine months of 2020.

The following tables provide a breakdown of the TDR loans held for investment by those in accrual and nonaccrual status as of the indicated dates:

September 30, 2021	Puerto Rico and
	Virgin Islands region			Florida region			Total
	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Conventional residential mortgage loans	$240,632	$19,292	$259,924	$3,053	$1,356	$4,409	$243,685	$20,648	$264,333
Construction loans	2,315	729	3,044	-	-	-	2,315	729	3,044
Commercial mortgage loans	51,055	16,228	67,283	2,280	-	2,280	53,335	16,228	69,563
C&I loans	64,354	11,491	75,845	-	442	442	64,354	11,933	76,287
Consumer loans:
Auto loans	4,671	3,024	7,695	40	-	40	4,711	3,024	7,735
Finance leases	1,024	-	1,024	-	-	-	1,024	-	1,024
Personal loans	914	2	916	-	-	-	914	2	916
Credit Cards	2,635	-	2,635	-	-	-	2,635	-	2,635
Other consumer loans	2,310	296	2,606	457	-	457	2,767	296	3,063
Total TDRs	$369,910	$51,062	$420,972	$5,830	$1,798	$7,628	$375,740	$52,860	$428,600

(1)

Included in nonaccrual loans are $13.6 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

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

TDR loans exclude restructured residential mortgage loans that are government-guaranteed (e.g., FHA/VA loans) totaling $57.7 million as of September 30, 2021 (compared with $58.7 million as of December 31, 2020). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government. Therefore, the risk of loss on these types of loans is very low.

Loan modifications that are considered TDR loans completed during the quarters and nine-month periods ended September 30, 2021 and 2020 were as follows:

Quarter Ended September 30, 2021

	Puerto Rico and Virgin Islands region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	21	$2,084	$2,080	2	$570	$570	23	$2,654	$2,650
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	2	10,433	10,331	-	-	-	2	10,433	10,331
C&I loans	3	9,100	9,100	-	-	-	3	9,100	9,100
Consumer loans:
Auto loans	22	435	436	-	-	-	22	435	436
Finance leases	10	190	191	-	-	-	10	190	191
Personal loans	9	103	103	-	-	-	9	103	103
Credit Cards	40	207	207	-	-	-	40	207	207
Other consumer loans	14	59	60	-	-	-	14	59	60
Total TDRs	121	$22,611	$22,508	2	$570	$570	123	$23,181	$23,078

Quarter Ended September 30, 2020

	Puerto Rico and Virgin Islands region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	20	$2,070	$1,938	-	$-	$-	20	$2,070	$1,938
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	-	-	-	-	-	-	-	-	-
C&I loans	-	-	-	-	-	-	-	-	-
Consumer loans:
Auto loans	37	658	655	-	-	-	37	658	655
Finance leases	4	54	54	-	-	-	4	54	54
Personal loans	7	60	60	-	-	-	7	60	60
Credit Cards	46	224	224	-	-	-	46	224	224
Other consumer loans	54	312	233	1	23	23	55	335	256
Total TDRs	168	$3,378	$3,164	1	$23	$23	169	$3,401	$3,187

Nine-Month Period Ended September 30, 2021

	Puerto Rico and Virgin Islands region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	43	$4,086	$3,981	5	$1,466	$1,466	48	$5,552	$5,447
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	6	11,091	11,028	-	-	-	6	11,091	11,028
C&I loans	4	9,395	9,272	1	299	299	5	9,694	9,571
Consumer loans:
Auto loans	101	1,875	1,877	-	-	-	101	1,875	1,877
Finance leases	33	550	552	-	-	-	33	550	552
Personal loans	32	330	336	-	-	-	32	330	336
Credit Cards	203	1,171	1,171	-	-	-	203	1,171	1,171
Other consumer loans	55	233	234	-	-	-	55	233	234
Total TDRs	477	$28,731	$28,451	6	$1,765	$1,765	483	$30,496	$30,216

Nine-Month Period Ended September 30, 2020

	Puerto Rico and Virgin Islands region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	72	$6,427	$5,722	-	$-	$-	72	$6,427	$5,722
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	2	75	81	-	-	-	2	75	81
C&I loans	6	22,064	22,064	-	-	-	6	22,064	22,064
Consumer loans:
Auto loans	133	2,102	2,091	-	-	-	133	2,102	2,091
Finance leases	29	408	408	-	-	-	29	408	408
Personal loans	23	202	200	-	-	-	23	202	200
Credit Cards	143	709	709	-	-	-	143	709	709
Other consumer loans	139	507	435	1	23	23	140	530	458
Total TDRs	547	$32,494	$31,710	1	$23	$23	548	$32,517	$31,733

Recidivism, or the borrower defaulting on its obligation pursuant to a modified loan, results in the loan once again becoming a nonaccrual loan. Recidivism on a modified loan occurs at a notably higher rate than defaults on new origination loans, so modified loans present a higher risk of loss than new origination loans. The Corporation considers a loan to have defaulted if the borrower has failed to make payments of either principal, interest, or both for a period of 90 days or more.

Loan modifications considered TDR loans that defaulted during the quarters and nine-month periods ended September 30, 2021 and 2020, and had become TDR during the 12-months preceding the default date, were as follows:

	Quarter Ended September 30,
	2021		2020
Puerto Rico and Virgin Islands region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	2	$126	2	$253
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	-	-
Consumer loans:
Auto loans	23	433	19	358
Finance leases	-	-	-	-
Personal loans	1	1	-	-
Credit cards	13	68	15	80
Other consumer loans	-	-	14	64
Total Puerto Rico and Virgin Islands region	39	$628	50	$755

Quarter Ended September 30,
	2021		2020
Florida region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	-	$-	-	$-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	-	-
Consumer loans:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	-	-	-	-
Other consumer loans	-	-	-	-
Total in Florida region	-	$-	-	$-

	Quarter Ended September 30,
	2021		2020
Total	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	2	$126	2	$253
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	-	-
Consumer loans:
Auto loans	23	433	19	358
Finance leases	-	-	-	-
Personal loans	1	1	-	-
Credit cards	13	68	15	80
Other consumer loans	-	-	14	64
Total	39	$628	50	$755

	Nine-Month Period Ended September 30,
	2021		2020
Puerto Rico and Virgin Islands region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	4	$304	8	$2,142
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	1	35
Consumer loans:
Auto loans	69	1,164	40	681
Finance leases	-	-	1	5
Personal loans	1	1	1	7
Credit cards	25	161	41	192
Other consumer loans	9	36	50	191
Total Puerto Rico and Virgin Islands region	108	$1,666	142	$3,253

Nine-Month Period Ended September 30,
	2021		2020
Florida region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	-	$-	-	$-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	-	-
Consumer loans:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	-	-	-	-
Other consumer loans	-	-	-	-
Total in Florida region	-	$-	-	$-

	Nine-Month Period Ended September 30,
	2021		2020
Total	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	4	$304	8	$2,142
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	1	35
Consumer loans:
Auto loans	69	1,164	40	681
Finance leases	-	-	1	5
Personal loans	1	1	1	7
Credit cards	25	161	41	192
Other consumer loans	9	36	50	191
Total	108	$1,666	142	$3,253

For certain TDR loans, the Corporation splits the loans into two new notes, A and B Notes. The A Note is restructured to comply with the Corporation’s lending standards at current market rates and is tailored to suit the customer’s ability to make timely interest and principal payments. The B Note includes the granting of the concession to the borrower and varies by situation. The B Note is fully charged-off but the borrower’s obligation is not forgiven, and payments that are collected are accounted for as recoveries of previously charged-off amounts. A partial charge-off may be recorded if the B Note is collateral dependent and the source of repayment is independent of the A Note. At the time of the restructuring, the A Note is identified and classified as a TDR loan. In general, if the loan performs for at least six months according to the modified terms, the A Note may be returned to accrual status. The borrower’s payment performance prior to the restructuring is included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring. In the periods following the calendar year in which a loan is restructured, the A Note may no longer be reported as a TDR loan if it is in accrual status, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the restructuring).

The following tables provide additional information about the activity of this type of loan restructuring, and the effect on the ACL in the third quarter and first nine months of 2021 and 2020:

	Quarter Ended				Quarter Ended
	September 30, 2021				September 30, 2020
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
Beginning balance of A/B Notes	$16,225	$26,742	$1,476	$44,443	$22,599	$26,767	$1,892	$51,258
Increase to existing TDRs	-	-	-	-	-	367	-	367
Principal repayments	(77)	(788)	(44)	(909)	(97)	-	(288)	(385)
Charge-offs	(29)	-	-	(29)	(3,087)	-	-	(3,087)
Ending balance of A/B Notes	$16,119	$25,954	$1,432	$43,505	$19,415	$27,134	$1,604	$48,153

	Nine-Month Period Ended				Nine-Month Period Ended
	September 30, 2021				September 30, 2020
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
Beginning balance of A/B Notes	$16,475	$27,050	$1,562	$45,087	$22,749	$26,596	$1,883	$51,228
Increase to existing TDRs	-	-	-	-	-	738	34	772
Principal repayments	(227)	(1,096)	(130)	(1,453)	(247)	(200)	(313)	(760)
Charge-offs	(129)	-	-	(129)	(3,087)	-	-	(3,087)
Ending balance of A/B Notes	$16,119	$25,954	$1,432	$43,505	$19,415	$27,134	$1,604	$48,153

	Quarter Ended				Quarter Ended
	September 30, 2021				September 30, 2020
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
ACL at the beginning of the period for A/B Notes	$-	$-	$-	$-	$3,646	$438	$-	$4,084
Provision for credit losses - expense	29	-	-	29	(559)	(40)	-	(599)
Charge-offs	(29)	-	-	(29)	(3,087)	-	-	(3,087)
ACL at the end of the period for A/B notes	$-	$-	$-	$-	$-	$398	$-	$398

	Nine-Month Period Ended				Nine-Month Period Ended
	September 30, 2021				September 30, 2020
(In thousands)	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total	Commercial Mortgage loans	Commercial and Industrial loans	Construction loans	Total
ACL at the beginning of the
period for A/B Notes	$-	$401	$-	$401	$3,516	$14	$-	$3,530
Impact of adopting CECL	-	-	-	-	(415)	89	-	(326)
Provision for credit losses -
expense (benefit)	129	(401)	-	(272)	(14)	295	-	281
Charge-offs	(129)	-	-	(129)	(3,087)	-	-	(3,087)
ACL at the end of the period for A/B notes	$-	$-	$-	$-	$-	$398	$-	$398

Approximately $37.1 million of the balance of loans restructured using the A/B Note restructure workout strategy were in accrual status as of September 30, 2021.

NOTE 8 – ALLOWANCE FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following table presents the activity in the ACL for loans and finance leases by portfolio segment for the indicated periods:

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage	Commercial & Industrial Loans	Consumer Loans	Total

Quarter Ended September 30, 2021
(In thousands)
ACL:
Beginning balance	$112,882	$4,757	$72,452	$37,470	$97,397	$324,958
Provision for credit losses - (benefit) expense	(6,206)	527	(4,660)	(4,449)	6,054	(8,734)
Charge-offs	(25,418)	(7)	(429)	(167)	(8,345)	(34,366)
Recoveries	1,968	42	43	494	3,955	6,502
Ending balance	$83,226	$5,319	$67,406	$33,348	$99,061	$288,360

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage	Commercial & Industrial Loans	Consumer Loans	Total

Nine-Month Period Ended September 30, 2021
(In thousands)
ACL:
Beginning balance	$120,311	$5,380	$109,342	$37,944	$112,910	$385,887
Provision for credit losses - (benefit) expense	(9,556)	(125)	(40,779)	(10,187)	11,168	(49,479)
Charge-offs	(31,170)	(52)	(1,304)	(1,036)	(34,904)	(68,466)
Recoveries	3,641	116	147	6,627	9,887	20,418
Ending balance	$83,226	$5,319	$67,406	$33,348	$99,061	$288,360

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Consumer Loans	Total

Quarter Ended September 30, 2020
(In thousands)
ACL:
Beginning balance	$111,450	$7,800	$49,435	$38,310	$112,302	$319,297
Allowance established for acquired PCD loans	12,739	-	9,723	1,830	4,452	28,744
Provision for credit losses expense	9,875	2,405	19,672	2,839	13,287	48,078
Charge-offs	(2,611)	(1)	(3,157)	(150)	(8,436)	(14,355)
Recoveries	328	37	53	80	2,456	2,954
Ending balance	$131,781	$10,241	$75,726	$42,909	$124,061	$384,718

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Consumer Loans	Total

Nine-Month Period Ended September 30, 2020
(In thousands)
ACL:
Beginning balance, prior to the adoption of CECL	$44,806	$2,370	$39,194	$15,198	$53,571	$155,139
Impact of adopting CECL	49,837	797	(19,306)	14,731	35,106	81,165
Allowance established for acquired PCD loans	12,739	-	9,723	1,830	4,452	28,744
Provision for credit losses expense	32,255	7,068	49,278	11,225	58,705	158,531
Charge-offs	(8,968)	(75)	(3,303)	(323)	(33,930)	(46,599)
Recoveries	1,112	81	140	248	6,157	7,738
Ending balance	$131,781	$10,241	$75,726	$42,909	$124,061	$384,718

The Corporation estimates the ACL following the methodologies described in Note 1, – Basis of Presentation and Significant Accounting Policies, in the audited consolidated financial statements included in the 2020 Annual Report on Form 10-K, for each portfolio segment. As of September 30, 2021, the Corporation used the base-case economic scenario from Moody’s Analytics to estimate the ACL. The current baseline scenario continues to show a favorable economic scenario and modest improvements in 2021 projected unemployment rate, and commercial real estate price index when compared to previous quarter’s forecast. The average commercial real estate price index appreciation for the remainder of 2021 and 2022 is now at 1.59%, compared to an average contraction of 1.42% in the previous quarter forecast. The average forecasted Puerto Rico, Florida and U.S. unemployment rate for the remainder of 2021 and 2022 is now 7.26%, 3.87% and 3.18%, respectively. The previous quarter estimate was 7.48% for Puerto Rico, 3.06% for Florida, and 4.07% for U.S., showing an improvement in the Puerto Rico and U.S. Expectations for 2023, for these macroeconomic variables, respectively, also present a favorable outlook over the forecasted period.

As of September 30, 2021, the ACL for loans and finance leases was $288.4 million, down $97.6 million from December 31, 2020, driven by positive changes in the outlook of macroeconomic assumptions to which the reserve is correlated. The ACL for commercial and construction loans decreased by $46.6 million during the first nine months of 2021, primarily reflecting an improvement in the outlook of macroeconomic variables, including improvements in the commercial real estate price index and unemployment rate forecasts, the overall decline in the size of these portfolios, and the effect of a $5.2 million loan loss recovery recorded in 2021 in connection with a paydown of a nonaccrual commercial and industrial loan. In addition, there was a $13.8 million decrease in the ACL for consumer loans and a $37.1 million decrease in the ACL for residential mortgage loans. The decrease in the ACL for consumer loans consisted of net charge-offs of $25.0 million, primarily taken on personal loans and credit card loans, partially offset by charges to the provision of $11.2 million recorded during the first nine months of 2021 to, among other things, account for the increase in the size of the portfolio of auto loans and finance leases and increases in cumulative historical charge-off levels for personal loans and credit card loans. The decrease in the ACL for residential mortgage loans consisted of net charge-offs of $27.5 million, of which $23.1 million are related to charge-offs recognized as part of the bulk sale of nonaccrual residential mortgage loans and related servicing advances during the third quarter of 2021, and a provision recapture of $9.6 million that was primarily related to improvements in the outlook of macroeconomic variables, such as regional unemployment rate and Home Price Index, and the overall portfolio decrease. For those loans where the ACL was determined based on a discounted cash flow model, the change in the ACL due to the passage of time is recorded as part of the provision for credit losses.

The tables below present the ACL related to loans and finance leases and the carrying value of loans by portfolio segment as of September 30, 2021 and December 31, 2020:
	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial and Industrial Loans (1)	Consumer Loans	Total
As of September 30, 2021

(Dollars in thousands)
Total loans held for investment:
Amortized cost of loans	$3,095,015	$170,208	$2,136,502	$2,932,712	$2,806,145	11,140,582
Allowance for credit losses	83,226	5,319	67,406	33,348	99,061	288,360
Allowance for credit losses to
amortized cost	2.69%	3.13%	3.15%	1.14%	3.53%	2.59%

As of December 31, 2020	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial and Industrial Loans (1)	Consumer Loans	Total

(Dollars in thousands)
Total loans held for investment:
Amortized cost of loans	$3,521,954	$212,500	$2,230,602	$3,202,590	$2,609,643	$11,777,289
Allowance for credit losses	120,311	5,380	109,342	37,944	112,910	385,887
Allowance for credit losses to
amortized cost	3.42%	2.53%	4.90%	1.18%	4.33%	3.28%

(1)	As of September 30, 2021 and December 31, 2020, includes $218.4 million and $406.0 million of SBA PPP loans, respectively, which require no ACL as these loans are 100% guaranteed by the SBA.

In addition, the Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, such as unfunded loan commitments and standby letters of credit for commercial and construction loans, unless the obligation is unconditionally cancellable by the Corporation. The Corporation estimates the ACL for these off-balance sheet exposures following the methodology described in Note 1 - Basis of Presentation and Significant Accounting Policies, in the audited consolidated financial statements, which are included in the 2020 Annual Report on Form 10-K. As of September 30, 2021, the ACL for off-balance sheet credit exposures was $1.8 million, down $3.3 million from $5.1 million as of December 31, 2020. The decrease was mainly in connection with improvements in the outlook of macroeconomic variables.

The following table presents the activity in the ACL for unfunded loan commitments and standby letters of credit for the quarters and nine-month periods ended September 30, 2021 and 2020:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2021	2020	2021	2020
(In thousands)
Beginning Balance	$2,730	$7,084	$5,105	$-
Impact of adopting CECL	-	-	-	3,922
Provision for credit losses - (benefit) expense	(971)	(803)	(3,346)	2,359
Ending balance	$1,759	$6,281	$1,759	$6,281

NOTE 9 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio as of the dates indicated was composed of:

	September 30, 2021	December 31, 2020
(In thousands)
Residential mortgage loans	$30,681	$50,289

NOTE 10 – OTHER REAL ESTATE OWNED

The following table presents the OREO inventory as of the dates indicated:

	September 30,	December 31,
	2021	2020
(In thousands)
OREO
OREO balances, carrying value:
Residential (1)	$29,707	$32,418
Commercial	9,695	44,356
Construction	4,396	6,286
Total	$43,798	$83,060

(1)

Excludes $19.6 million and $18.6 million as of September 30, 2021 and December 31, 2020, respectively, of foreclosures that meet the conditions of ASC Subtopic 310-40 "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure," and are presented as a receivable as part of other assets in the consolidated statements of financial condition.

NOTE 11 – LEASES

The Corporation accounts for its leases in accordance with ASC 842 “Leases” (“ASC Topic 842”), which it adopted on January 1, 2019. ASC Topic 842 requires the Corporation to record liabilities for future lease obligations as well as assets representing the right to use the underlying leased asset. The Corporation’s operating leases are primarily related to the Corporation’s branches and leased commercial space for ATMs. Our leases mainly have terms ranging from two years to thirty years, some of which include options to extend the leases for up to seven years. Liabilities to make future lease payments are recorded in accounts payable and other liabilities, while right-of-use (“ROU”) assets are recorded in other assets in the Corporation’s consolidated statements of financial condition. As of September 30, 2021, and December 31, 2020, the Corporation did not have a lease that qualifies as a finance lease.

Operating lease cost for the quarter and nine-month period ended September 30, 2021 amounted to $3.9 million and $14.4 million, respectively (2020 - $3.5 million and $8.7 million, respectively), recorded in occupancy and equipment in the consolidated statement of income.

Supplemental balance sheet information related to leases as of the dates indicated was as follows:

	September 30,	December 31,
	2021	2020
(Dollars in thousands)

ROU asset	$95,692	$103,186
Operating lease liability	$99,123	$106,502
Operating lease weighted-average remaining lease term (in years)	8.0	8.5
Operating lease weighted-average discount rate	2.21%	2.25%

Generally, the Corporation cannot practically determine the interest rate implicit in the lease. Therefore, the Corporation uses its incremental borrowing rate as the discount rate for the lease.

Supplemental cash flow information related to leases for the indicated periods was as follows:
	Nine-Month Period Ended
	September 30,	September 30,
	2021	2020
(In thousands)

Operating cash flow from operating leases (1)	$14,655	$8,492
ROU assets obtained in exchange for operating lease liabilities (2)	5,518	1,328

(1)	Represents cash paid for amounts included in the measurement of operating lease liabilities.

(2)	Represents non-cash activity and, accordingly, is not reflected in the consolidated statements of cash flows.

Maturities under lease liabilities as of September 30, 2021 were as follows:

Amount
(In thousands)

2021	$4,858
2022	18,759
2023	16,846
2024	15,362
2025	14,230
2026 and later years	39,979
Total lease payments	110,034
Less: imputed interest	(10,911)
Total present value of lease liability	$99,123

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

The Corporation designates a derivative as a fair value hedge, cash flow hedge or economic undesignated hedge when it enters into the derivative contract. As of September 30, 2021 and December 31, 2020, all derivatives held by the Corporation were considered economic undesignated hedges. The Corporation records these undesignated hedges at fair value with the resulting gain or loss recognized in current earnings.

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

The following table summarizes the notional amounts of all derivative instruments as of the indicated dates:

	Notional Amounts (1)
	As of	As of
	September 30,	December 31,
	2021	2020
(In thousands)
Undesignated economic hedges:
Interest rate contracts:
Interest rate swap agreements	$13,409	$15,864
Written interest rate cap agreements	14,500	14,500
Purchased interest rate cap agreements	14,500	14,500
Interest rate lock commitments	14,390	19,931
Forward Contracts:
Sale of TBA GNMA MBS pools	30,000	42,000
Forward loan sales commitments	9,409	19,998
	$96,208	$126,793
(1)	Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes for derivative instruments their fair values and location in the consolidated statements of financial condition as of the indicated dates:

	Asset Derivatives			Liability Derivatives
	Statement of	September 30,	December 31,		September 30,	December 31,
	Financial	2021	2020		2021	2020
	Condition Location	Fair Value	Fair Value	Statement of Financial Condition Location	Fair Value	Fair Value
(In thousands)
Undesignated economic hedges:

Interest rate contracts:
Interest rate swap agreements	Other assets	$1,218	$1,622	Accounts payable and other liabilities	$1,213	$1,639
Written interest rate cap agreements	Other assets	-	-	Accounts payable and other liabilities	3	1
Purchased interest rate cap agreements	Other assets	3	1	Accounts payable and other liabilities	-	-
Interest rate lock commitments	Other assets	485	737	Accounts payable and other liabilities	-	-

Forward Contracts:
Sales of TBA GNMA MBS pools	Other assets	44	102	Accounts payable and other liabilities	11	280
Forward loan sales commitments	Other assets	20	20	Accounts payable and other liabilities	-	-
		$1,770	$2,482		$1,227	$1,920

The following table summarizes the effect of derivative instruments on the consolidated statements of income for the indicated periods:

		Gain or (Loss)		Gain or (Loss)
	Location of Unrealized Gain (Loss)	Quarter Ended		Nine-Month Period Ended
	on Derivative Recognized in	September 30,		September 30,
	Statement of Income	2021	2020	2021	2020

(In thousands)
UNDESIGNATED ECONOMIC HEDGES:
Interest rate contracts:
Interest rate swap agreements	Interest income - Loans	$4	$18	$22	$18
Interest rate lock commitments	Mortgage Banking Activities	(24)	254	(488)	910
Forward contracts:
Sales of TBA GNMA MBS pools	Mortgage Banking Activities	143	454	225	458
Total gain (loss) on derivatives		$123	$726	$(241)	$1,386

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

As of September 30, 2021, the Corporation had not entered into any derivative instrument containing credit-risk-related contingent features.

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

As of September 30, 2021
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Assets Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$47	$-	$47	$-	$(47)	$-

As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Assets Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$89	$-	$89	$-	$(89)	$-

Offsetting of Financial Liabilities and Derivative Liabilities

As of September 30, 2021
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Liabilities Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$1,224	$-	$1,224	$(24)	$(1,200)	$-
Securities sold under agreements to repurchase	300,000	-	300,000	(300,000)	-	-
Total	$301,224	$-	$301,224	$(300,024)	$(1,200)	$-

As of December 31, 2020
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amounts of Liabilities Presented in the Statement of Financial Condition
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Condition
				Financial Instruments	Cash Collateral
						Net Amount
(In thousands)
Description
Derivatives	$1,919	$-	$1,919	$(1,919)	$-	$-
Securities sold under agreements to repurchase	300,000	-	300,000	(300,000)	-	-
Total	$301,919	$-	$301,919	$(301,919)	$-	$-

NOTE 14 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of each September 30, 2021 and December 31, 2020 amounted to $38.6 million. As of September 30, 2021, the Corporation’s goodwill includes $28.1 million related to the United States (Florida) reporting unit and $10.5 million recorded in connection with the acquisition of BSPR on September 1, 2020. The Corporation’s policy is to assess goodwill and other intangibles for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe that the values of goodwill or other intangibles may be impaired. During the fourth quarter of 2020, as part of its annual evaluation, the Corporation bypassed the qualitative assessment and proceeded directly to perform quantitative analyses to test for impairment the goodwill of the Florida reporting unit. Based on analyses under both the market and discounted cash flow approaches, the estimated fair value of the Florida reporting unit well exceeded the carrying amount of the entity, including goodwill as of the evaluation date (October 1). During the first nine months of 2021, the Corporation evaluated whether there have been any triggering events to accelerate the impairment analysis. The Corporation determined that there have been no significant events since the last annual assessment for the Florida reporting unit and the date on which the Corporation completed the acquisition of BSPR that could indicate potential goodwill impairment on reporting units for which the goodwill is allocated.

The changes in the carrying amount of goodwill attributable to operating segments are reflected in the following table. The adjustments for 2020 and 2021 are measurement period adjustments, primarily related to post closing purchase price adjustments to account for differences between BSPR’s actual excess capital at closing date compared to the BSPR’s excess capital amount used for the preliminary closing statement at acquisition date. In August 2021, the Corporation finalized its fair value analysis of the acquired assets and assumed liabilities associated with the BSPR acquisition.

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	United States Operations	Total
(In thousands)

Goodwill, January 1, 2020	$-	$-	$-	$28,098	$28,098
Merger and acquisitions	574	794	4,935	-	6,303
Adjustments	385	533	3,313	-	4,231
Goodwill, December 31, 2020	$959	$1,327	$8,248	$28,098	$38,632
Adjustments	53	74	(148)	-	(21)
Goodwill, September 30, 2021	$1,012	$1,401	$8,100	$28,098	$38,611

The Corporation had other intangible assets of $32.7 million as of September 30, 2021, consisting of $30.5 million in core deposit intangibles, $2.0 million in purchased credit card relationship intangibles, and $0.2 million in insurance customer relationship intangibles.

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets as of the indicated dates:

	As of	As of
	September 30,	December 31,
	2021	2020
(Dollars in thousands)
Core deposit intangible:
Gross amount	$87,544	$87,096
Accumulated amortization (1)	(57,050)	(51,254)
Net carrying amount	$30,494	$35,842

Remaining amortization period (in years)	8.3	9.0

Purchased credit card relationship intangible:
Gross amount	$28,265	$28,265
Accumulated amortization (2)	(26,273)	(23,532)
Net carrying amount	$1,992	$4,733

Remaining amortization period (in years)	1.9	2.7

Insurance customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization (3)	(864)	(749)
Net carrying amount	$203	$318

Remaining amortization period (in years)	1.3	2.1

(1)

For the quarter and nine-month period ended September 30, 2021, the amortization expense of core deposit intangibles amounted to $1.9 million and $5.8 million, respectively (2020 - $0.8 million and $1.2 million, respectively).

(2)

For the quarter and nine-month period ended September 30, 2021, the amortization expense of the purchased credit card relationship intangible asset amounted to $0.9 million and $2.7 million, respectively (2020 - $0.7 million and $1.6 million, respectively).

(3)

For the quarter and nine-month period ended September 30, 2021, the amortization expense of the insurance customer relationship intangible asset amounted to $38 thousand and $0.1 million, respectively (2020 - $39 thousand and $0.1 million, respectively).

The Corporation amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. As mentioned above, the Corporation analyzes core deposit intangibles and customer relationship intangibles annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may suggest impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles or customer relationship intangibles as of September 30, 2021.

The estimated aggregate annual amortization expense related to the intangible assets for future periods is as follows as of September 30, 2021:

Amount
(In thousands)
2021	$2,755
2022	8,816
2023	7,736
2024	6,416
2025	3,509
2026 and after	3,457

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

Private Label MBS

During 2004 and 2005, an unaffiliated party, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates (“private label MBS”). The seller initially provided the servicing for a fee, which is senior to the obligations to pay private label MBS holders. The seller then entered into a sales agreement through which it sold and issued the private label MBS in favor of the Corporation’s banking subsidiary. Currently, the Bank is the sole owner of the private label MBS; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. These private label MBS are variable-rate securities indexed to 90-day LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank. Interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the securities. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists, and the Bank, as the sole holder of the securities, absorbs all risks from losses on non-accruing loans and repossessed collateral. As of September 30, 2021, the amortized cost and fair value of these private label MBS amounted to $10.7 million and $7.6 million, respectively, with a weighted average yield of 2.12%, which is included as part of the Corporation’s available-for-sale investment securities portfolio. As described in Note 5 – Investment Securities, above, the ACL on these private label MBS amounted to $0.8 million as of September 30, 2021.

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

Servicing Assets (MSRs)

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by GNMA and, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of September 30, 2021, the Corporation serviced loans securitized through GNMA with a principal balance of $2.1 billion. Also, certain conventional conforming loans are sold to FNMA or FHLMC with servicing retained. The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. MSRs are included as part of other assets in the consolidated statements of financial condition.

The changes in MSRs are shown below for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020

Balance at beginning of period	$32,335	$26,040	$33,071	$26,762
Purchase of servicing assets (1)	-	7,781	-	7,781
Capitalization of servicing assets	1,146	1,598	4,046	3,168
Amortization	(1,817)	(1,594)	(5,374)	(3,808)
Temporary impairment recoveries (charges), net	53	(163)	90	(206)
Other (2)	(32)	(318)	(148)	(353)
Balance at end of period	$31,685	$33,344	$31,685	$33,344

(1)	Represents servicing assets acquired in the BSPR acquisition.
(2)

Amount represents adjustments related to the repurchase of loans serviced for others, including MSRs related to loans previously serviced for BSPR and eliminated as part of the acquisition in the third quarter of 2020.

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

Changes in the impairment allowance were as follows for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2021	2020	2021	2020
(In thousands)
Balance at beginning of period	$165	$39	$202	$73
Temporary impairment charges	-	163	-	301
OTTI of servicing assets	-	-	-	(77)
Recoveries	(12)	-	(49)	(95)
Balance at end of period	$153	$202	$153	$202

The components of net servicing income, included as part of mortgage banking activities in the consolidated statements of income, are shown below for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2021	2020	2021	2020

(In thousands)
Servicing fees	$3,213	$2,460	$9,146	$6,463
Late charges and prepayment penalties	87	114	543	372
Adjustment for loans repurchased	(32)	(318)	(148)	(353)
Servicing income, gross	3,268	2,256	9,541	6,482
Amortization and impairment of servicing assets	(1,764)	(1,757)	(5,284)	(4,014)
Servicing income, net	$1,504	$499	$4,257	$2,468

The Corporation’s MSRs are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages for the indicated periods ranged as follows:

	Maximum	Minimum
Nine-Month Period Ended September 30, 2021:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.4%	6.3%
Conventional conforming mortgage loans	6.8%	6.6%
Conventional non-conforming mortgage loans	8.6%	8.2%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	13.7%	13.6%

Nine-Month Period Ended September 30, 2020:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.4%	6.2%
Conventional conforming mortgage loans	7.2%	6.9%
Conventional non-conforming mortgage loans	9.2%	8.6%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%
Conventional non-conforming mortgage loans	14.3%	13.8%

The weighted-averages of the key economic assumptions that the Corporation used in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of September 30, 2021 and December 31, 2020 were as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Carrying amount of servicing assets	$31,685	$33,071
Fair value	$41,000	$40,294
Weighted-average expected life (in years)	7.92	7.86

Constant prepayment rate (weighted-average annual rate)	6.61%	6.73%
Decrease in fair value due to 10% adverse change	$1,015	$1,006
Decrease in fair value due to 20% adverse change	$1,986	$1,970

Discount rate (weighted-average annual rate)	11.18%	11.20%
Decrease in fair value due to 10% adverse change	$1,794	$1,772
Decrease in fair value due to 20% adverse change	$3,450	$3,409

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship between the change in assumption and the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption. Whereas in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the sensitivities.

NOTE 16 – DEPOSITS

The following table summarizes deposit balances as of the indicated dates:
	September 30,	December 31,
	2021	2020
(In thousands)
Type of account:
Non-interest-bearing deposit accounts	$7,097,313	$4,546,123
Interest-bearing saving accounts	4,657,671	4,088,969
Interest-bearing checking accounts	3,550,456	3,651,806
Certificates of deposit ("CDs")	2,570,652	2,814,313
Brokered CDs	108,566	216,172
Total	$17,984,658	$15,317,383

Brokered CDs mature as follows:
September 30,
2021
(In thousands)

Three months or less	$8,187
Over three months to six months	14,662
Over six months to one year	40,621
Over one year to three years	31,434
Over three years to five years	13,662
Total	$108,566

The following were the components of interest expense on deposits for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2021	2020	2021	2020
(In thousands)
Interest expense on deposits	$9,876	$16,245	$33,718	$52,587
Accretion of premiums from acquisitions	(243)	(284)	(1,089)	(285)
Amortization of broker placement fees	49	127	177	437
Total interest expense on deposits	$9,682	$16,088	$32,806	$52,739

NOTE 17 – LOANS PAYABLE

The Corporation participates in the Borrower-in-Custody (the “BIC Program”) of the Fed. Through the BIC Program, a broad range of loans (including commercial, consumer and residential mortgages) may be pledged as collateral for borrowings through the Fed Discount Window. As of September 30, 2021, pledged collateral that is related to this credit facility amounted to $1.8 billion, mainly commercial, consumer and residential mortgage loans, which after a margin “haircut” to discount the value of collateral pledged, represents an approximately $1.1 billion of credit availability under this program. With the impacts of COVID-19 on individuals, communities and organizations continuing to evolve, the Fed has taken several actions to support the economy and financial stability of market participants including, among other things, lowering the target range for the federal funds rate and relaunching large scale asset purchases. The Fed Discount Window program provided the opportunity to access a low-rate short-term source of funding in a high volatility market environment. There were no outstanding borrowings under the Fed Discount Window Program as of September 30, 2021.

NOTE 18 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) as of the dates indicated consisted of the following:

	September 30, 2021	December 31, 2020
(In thousands)
Long-term repurchase agreements (1)	$300,000	$300,000

(1)

Weighted-average interest rate of 3.35% and 1.77% as of September 30, 2021 and December 31, 2020, respectively. During the first quarter of 2021, the interest rate related to securities sold under agreements to repurchase totaling $200 million changed from a variable rate (3-month LIBOR plus 130 to 132 basis points) to a fixed rate of 3.90% after the end of a prespecified lockout period. As of September 30, 2021, all of the outstanding securities sold under agreements to repurchase are tied to fixed interest rates.

Repurchase agreements mature as follows as of the indicated date:

September 30, 2021
(In thousands)

Three months to six months	$100,000
Over three years to five years	200,000
Total	$300,000

As of September 30, 2021 and December 31, 2020, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted.

Repurchase agreements as of September 30, 2021 grouped by counterparty, were as follows:

		Weighted-Average
Counterparty	Amount	Maturity (In months)
(Dollars in thousands)
JP Morgan Chase	$100,000	4
Credit Suisse First Boston	200,000	40
Total	$300,000

NOTE 19 – ADVANCES FROM THE FEDERAL HOME LOAN BANK

The following is a summary of the advances from the FHLB as of the indicated dates:

	September 30,	December 31,
	2021	2020

(In thousands)
Long-term Fixed-rate advances from FHLB (1)	$320,000	$440,000
(1)	Weighted-average interest rate of 2.34% and 2.26% as of September 30, 2021 and December 31, 2020, respectively.

Advances from FHLB mature as follows as of the indicated date:

September 30, 2021
(In thousands)
Over one to three months	$120,000
Over six months to one year	200,000
Total	$320,000

NOTE 20 – OTHER BORROWINGS

Other borrowings, as of the indicated dates, consisted of:

	September 30,	December 31,
	2021	2020
(In thousands)
Floating rate junior subordinated debentures (FBP Statutory Trust I) (1)	$65,205	$65,205
Floating rate junior subordinated debentures (FBP Statutory Trust II) (2)	118,557	118,557
	$183,762	$183,762

(1)

Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.75% over 3-month LIBOR (2.87% as of September 30, 2021 and 2.98% as of December 31, 2020).

(2)

Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.50% over 3-month LIBOR (2.62% as of September 30, 2021 and 2.74% as of December 31, 2020).

NOTE 21 – STOCKHOLDERS’ EQUITY

Common Stock

As of September 30, 2021 and December 31, 2020, the Corporation had 2,000,000,000 authorized shares of common stock with a par value of $0.10 per share. As of September 30, 2021 and December 31, 2020, there were 223,655,186 and 223,034,348 shares issued, respectively, and 206,495,900 and 218,235,064 shares outstanding, respectively. Refer to Note 4 – Stock Based Compensation, above for information about transactions related to common stock under the Omnibus Plan.

On October 22, 2021, the Corporation announced that its Board of Directors had declared a quarterly cash dividend of $0.10 per common share, which represents an increase of 43% or $0.03 per common share compared to its most recent dividend paid in September 2021. The dividend is payable on December 10, 2021 to shareholders of record as the close of business on November 26, 2021. For the quarter and nine-month period ended September 30, 2021, total cash dividends declared on shares of common stock amounted to $14.6 million and $44.9 million, respectively, compared to $11.0 million and $32.8 million for the same periods of 2020. The Corporation intends to continue to pay quarterly dividends on common stock. However, the Corporation’s common stock dividends, including the declaration, timing and amount, remain subject to consideration and approval by the Corporation’s Board Directors at the relevant times.

Stock Repurchase Program

On April 26, 2021, the Corporation announced that its Board of Directors approved a stock repurchase program, under which the Corporation may repurchase up to $300 million of its outstanding stock, commencing in the second quarter of 2021 through June 30, 2022. Repurchases under the program may be executed through open market purchases, accelerated share repurchases and/or privately negotiated transactions or plans, including under plans complying with Rule 10b5-1 under the Exchange Act. The Corporation’s stock repurchase program is subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions. The repurchase program may be modified, extended, suspended, or terminated at any time at the Corporation’s discretion and includes the redemption of the Corporation’s outstanding shares of preferred stock, as further discussed below.

The following table shows the activity of open market and privately negotiated repurchases of shares during the second and third quarters of 2021:

		Number of Shares		Average Repurchase Price Per Share	Amount (In thousands)
2021:
	Second quarter	7,962,647		$12.56	$100,000
	Third quarter	4,158,806		12.02	50,000
		12,121,453	(1)		$150,000
(1)

Includes 7,621,453 shares of common stock repurchased in the open market at an average price of $12.36 for a total purchase price of approximately $94.2 million, and 4,500,000 shares of common stock repurchased through privately negotiated transactions at an average price of $12.40 for a total purchase price of approximately $55.8 million.

The shares received are held as treasury stock. As of September 30, 2021, the Corporation has remaining authorization to repurchase approximately $150 million of common and preferred stock under the stock repurchase program.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series. As of September 30, 2021, the Corporation had five outstanding series of non-convertible, non-cumulative perpetual monthly income preferred stock: 7.125% non-cumulative perpetual monthly income preferred stock, Series A; 8.35% non-cumulative perpetual monthly income preferred stock, Series B; 7.40% non-cumulative perpetual monthly income preferred stock, Series C; 7.25% non-cumulative perpetual monthly income preferred stock, Series D; and 7.00% non-cumulative perpetual monthly income preferred stock, Series E. The liquidation value per share is $25.

Effective January 17, 2012, the Corporation delisted all of its outstanding series of non-convertible, non-cumulative perpetual monthly income preferred stock from the New York Stock Exchange. The Corporation has not arranged for listing and/or registration on another national securities exchange or for quotation of the Series A through E preferred stock in a quotation medium. The Corporation has continued to pay monthly dividend payments on the non-cumulative perpetual monthly income preferred stock. For each of the quarter, and nine-month periods ended September 30, 2021 and 2020, total cash dividends declared on shares of preferred stock amounted to $0.7 million and $2.0 million, respectively.

On October 21, 2021, the Corporation announced that it has elected to redeem all of its $36.1 million in outstanding shares of the Corporation Series A through E Noncumulative Perpetual Monthly Income Preferred Stock. The redemption date for each of the Series A through E Preferred Stock will be November 30, 2021 (the “Redemption Date”). The redemption price for each Series A through E Preferred Stock is $25.00 per share, plus an amount equal to any dividends that have accrued but not been paid as of the Redemption Date.

Treasury stock

During the first nine months of 2021 and 2020, the Corporation withheld an aggregate of 213,757 shares and 51,814 shares, respectively, of the restricted stock and performance units that vested during those periods, to cover the officers’ payroll and income tax withholding liabilities; these shares are held as treasury stock. Also held as treasury stock are the 12,121,453 shares of common stock repurchased in 2021 as part of the $300 million stock repurchase program. As of September 30, 2021 and December 31, 2020, the Corporation had 17,159,286 and 4,799,284 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If the legal surplus reserve is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $109.3 million as of each of September 30, 2021 and December 31, 2020. There were no transfers to the legal surplus reserve during the first nine months of 2021.

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

For the third quarter and first nine months of 2021, the Corporation recorded an income tax expense of $37.1 million and $105.2 million, respectively, compared to an income tax benefit of $4.4 million and $1.3 million for the comparable periods in 2020. The variances were primarily related to higher pre-tax income driven by credit losses reserve releases in the 2021 periods, compared to significant charges to the provision recorded during the comparable periods in 2020, and a higher level of taxable income in 2021. The income tax benefit reported in the 2020 periods also includes the effect of an $8.0 million partial reversal of the Corporation’s deferred tax asset valuation allowance recorded after consideration of significant positive evidence on the utilization of NOLs due to the acquisition of BSPR.

For the quarter and nine-month period ended September 30, 2021, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes” (“ASC 740-270”), requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The Corporation’s estimated annual effective tax rate in the first nine months of 2021, excluding entities from which a tax benefit cannot be recognized and discrete items, was 33%, compared to 21% for the first nine months of 2020. The estimated annual effective tax rate, including all entities, for 2021 was 34% (34% excluding discrete items), compared to 17% for the first nine months of 2020 (23% excluding discrete items). The increase in the estimated effective tax rate is primarily related to higher pre-tax income driven by credit losses reserve releases in the 2021 periods, compared to significant charges to the provision recorded during the comparable periods in 2020, a higher level of taxable income in the first nine months of 2021, and aforementioned $8.0 million partial reversal of deferred tax valuation allowance.

The Corporation’s net deferred tax asset amounted to $243.4 million as of September 30, 2021, net of a valuation allowance of $106.3 million, and management concluded, based upon the assessment of all positive and negative evidence, that it was more likely than not that the Corporation will generate sufficient taxable income to realize such amount. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $243.4 million as of September 30, 2021, net of a valuation allowance of $65.6 million, compared to a net deferred tax asset of $329.1 million, net of a valuation allowance of $59.9 million, as of December 31, 2020. The decrease in the deferred tax assets is mainly driven by the aforementioned credit losses reserve releases and the usage of net operating losses. The increase in the valuation allowance during the first nine months of 2021 was primarily related to the change in the market value of available-for-sale securities. The Corporation maintains a full valuation allowance for its deferred tax assets associated with capital losses carry forward. Therefore, changes in the unrealized losses of available-for-sale securities result in a change in the deferred tax asset and an equal change in the valuation allowance without having an effect on earnings.

In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the third quarter and nine-month period ended September 30, 2021, the Corporation incurred an income tax expense of approximately $2.1 million and $4.5 million, respectively, related to its U.S. operations, compared to $1.2 million and $3.4 million, respectively, for the comparable periods in 2020. The limitation did not impact the USVI operations in the third quarter and nine-month periods ended September 30, 2021 and 2020.

The Corporation accounts for uncertain tax positions under the provisions of ASC Topic 740. The Corporation’s policy is to report interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2021, the Corporation had $0.1 million of accrued interest and penalties related to uncertain tax positions in the amount of $1.0 million that it acquired from BSPR, which, if recognized, would decrease the effective income tax rate in future periods. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding amounts for current tax year positions, expiration of open income tax returns due to the statute of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation, and legislative activity, and the addition or elimination of uncertain tax positions. The statute of limitations under the 2011 PR code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2017 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2016 remain open to examination.

NOTE 23 – OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents changes in accumulated other comprehensive (loss) income for the quarters and nine-month periods ended September 30, 2021 and 2020:

	Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)
	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
(In thousands)
Unrealized net holding (losses) gains on debt securities:
Beginning balance	$(14,708)	$53,270	$55,725	$6,764
Other comprehensive (loss) income	(18,740)	(7,943)	(89,173)	38,563
Ending balance	$(33,448)	$45,327	$(33,448)	$45,327

Adjustment of pension and postretirement benefit plans:
Beginning balance	$(270)	$-	$(270)	$-
Other comprehensive income (loss)	-	-	-	-
Ending balance	$(270)	$-	$(270)	$-

(1) All amounts presented are net of tax.

The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income during the quarters and nine-month periods ended September 30, 2021 and 2020:

		Reclassifications Out of Accumulated Other Comprehensive (Loss) Income
		Quarter Ended		Nine-Month Period Ended
		September 30,		September 30,
	Affected Line Item in the Consolidated Statements of Income	2021	2020	2021	2020
(In thousands)
Unrealized net holding gains (losses)
on debt securities:
Realized gain on sale of debt securities	Net gain on sales of investment
	securities	$-	$(5,288)	$-	$(13,380)
Provision for credit losses -	Provision for credit losses -
(benefit) expense	(benefit) expense	(9)	-	(136)	1,631
	Total before tax	(9)	(5,288)	(136)	(11,749)
	Income tax expense (benefit)	-	-	-	-
	Total, net of tax	$(9)	$(5,288)	$(136)	$(11,749)

NOTE 24 – EMPLOYEE BENEFIT PLANS

The Corporation maintains two frozen qualified noncontributory defined benefit pension plans (the “Pension Plans”) and a related complementary post-retirement benefit plan (the “Postretirement Benefit Plan”) covering medical benefits and life insurance after retirement that it obtained in the BSPR acquisition on September 1, 2020. One defined benefit pension plan covers substantially all of BSPR’s former employees who were active before January 1, 2007, while the other defined benefit pension plan covers personnel of an institution previously-acquired by BSPR. Benefits are based on salary and years of service. The accrual of benefits under the Pension Plans is frozen to all participants.

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

The following table presents the components of net periodic benefit (income) loss for the Pension Plans and Postretirement Benefit Plan for the indicated periods:

		Quarter Ended September 30, 2021		Nine-Month Period Ended September 30, 2021
	Location	Pension Plans	Postretirement Benefit Plan	Pension Plans	Postretirement Benefit Plan
(In thousands)
Net periodic benefit (income) loss:
Interest cost	Other expenses	$618	$1	$1,854	$4
Estimated return on plan assets	Other expenses	(1,131)	1	(3,393)	1
Net periodic benefit (income) loss		$(513)	$2	$(1,539)	$5

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

The Corporation considers a credit spread for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarters and nine-month periods ended September 30, 2021 and 2020 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021				As of December 31, 2020
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale:
U.S. Treasury securities	$87,887	$-	$-	$87,887	$7,507	$-	$-	$7,507
Noncallable U.S. agency debt securities	-	278,795	-	278,795	-	173,371	-	173,371
Callable U.S. agencies debt securities and MBS	-	6,311,329	-	6,311,329	-	4,454,164	-	4,454,164
Puerto Rico government obligations	-	-	2,894	2,894	-	-	2,899	2,899
Private label MBS	-	-	7,574	7,574	-	-	8,428	8,428
Other investments	-	-	1,000	1,000	-	-	650	650
Equity securities	5,436	-	-	5,436	1,474	-	-	1,474
Derivatives, included in assets:
Interest rate swap agreements	-	1,218	-	1,218	-	1,622	-	1,622
Purchased interest rate cap agreements	-	3	-	3	-	1	-	1
Interest rate lock commitments	-	485	-	485	-	737	-	737
Forward contracts	-	44	-	44	-	102	-	102
Forward loan sales commitments	-	20	-	20	-	20	-	20
Liabilities:
Derivatives, included in liabilities:
Interest rate swap agreements	-	1,213	-	1,213	-	1,639	-	1,639
Written interest rate cap agreements	-	3	-	3	-	1	-	1
Forward contracts	-	11	-	11	-	280	-	280

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2021 and 2020:

	Quarter Ended September 30,
	2021	2020
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale (1)	Available For Sale (1)

Beginning balance	$11,481	$12,643
Total gains (losses) (realized/unrealized):
Included in other comprehensive income	191	649
Included in earnings	9	-
Purchases	1,000	-
BSPR securities acquired	-	150
Principal repayments and amortization	(1,213)	(1,046)
Ending balance	$11,468	$12,396

(1)	Amounts mostly related to private label MBS.

	Nine-Month Period Ended September 30,
	2021	2020
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$11,977	$14,590
Total gains (losses) (realized/unrealized):
Included in other comprehensive income	896	1,615
Included in earnings	136	(1,631)
Purchases	1,000	-
BSPR securities acquired	-	150
Principal repayments and amortization	(2,541)	(2,328)
Ending balance	$11,468	$12,396

(1)	Amounts mostly related to private label MBS.

The tables below present qualitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
(Dollars in thousands)				Minimum	Maximum

Investment securities available-for-sale:

Private label MBS	$7,574	Discounted cash flows	Discount rate	12.7%	12.7%	12.7%
			Prepayment rate	4.8%	24.1%	15.8%
			Projected cumulative loss rate	0.2%	18.6%	9.6%

Puerto Rico government obligations	2,894	Discounted cash flows	Discount rate	6.7%	6.7%	6.7%
			Projected cumulative loss rate	10.7%	10.7%	10.7%
	December 31, 2020
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
(Dollars in thousands)				Minimum	Maximum

Investment securities available-for-sale:

Private label MBS	$8,428	Discounted cash flows	Discount rate	12.2%	12.2%	12.2%
			Prepayment rate	1.2%	18.8%	12.1%
			Projected cumulative loss rate	2.6%	22.3%	10.2%

Puerto Rico government obligations	2,899	Discounted cash flows	Discount rate	7.9%	7.9%	7.9%
			Projected cumulative loss rate	12.4%	12.4%	12.4%

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

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarters and nine-month periods ended September 30, 2021 and 2020 for Level 3 assets and liabilities that were still held at the end of each period:

	Changes in Unrealized Losses
	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
Level 3 Instruments Only	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale	Securities Available for Sale
(In thousands)
Changes in unrealized losses relating to assets
still held at reporting date:
Provision for credit losses - benefit (expense)	$9	$-	$136	$(1,631)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill and loans).

As of September 30, 2021, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of September 30, 2021			Losses recorded for the Quarter Ended September 30, 2021	Losses recorded for the Nine-Month Period Ended September 30, 2021
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$176,683	$(1,362)	$(3,156)
OREO (2)	-	-	43,798	(71)	(435)

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

As of September 30, 2020, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring basis as shown in the following table:

				Losses recorded	Losses recorded
				for the Quarter Ended	for the Nine-Month Period Ended
	Carrying value as of September 30, 2020			September 30, 2020	September 30, 2020
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$239,256	$(193)	$(5,906)
OREO (2)	-	-	89,049	(999)	(1,775)

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

Qualitative information regarding the fair value measurements for Level 3 financial instruments as of September 30, 2021 are as follows:

September 30, 2021
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

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial instruments as of September 30, 2021 and December 31, 2020:

	Total Carrying Amount in Statement of Financial Condition as of September 30, 2021	Fair Value Estimate as of September 30, 2021	Level 1	Level 2	Level 3

(In thousands)
Assets:
Cash and due from banks and money
market investments (amortized cost)	$2,658,173	$2,658,173	$2,658,173	$-	$-
Investment securities available
for sale (fair value)	6,689,479	6,689,479	87,887	6,590,124	11,468
Investment securities held to maturity (amortized cost)	177,805
Less: allowance for credit losses on held to
held to maturity securities	(8,317)
Investment securities held to maturity, net of allowance	$169,488	170,438	-	-	170,438
Equity Securities (fair value)	37,427	37,427	5,436	31,991	-
Loans held for sale (lower of cost or market)	30,681	31,607	-	31,607	-
Loans, held for investment (amortized cost)	11,140,582
Less: allowance for credit losses for loans and finance leases	(288,360)
Loans held for investment, net of allowance	$10,852,222	11,021,304	-	-	11,021,304
Derivatives, included in assets (fair value)	1,770	1,770	-	1,770	-

Liabilities:
Deposits (amortized cost)	$17,984,658	$18,013,613	$-	$18,013,613	$-
Securities sold under agreements
to repurchase (amortized cost)	300,000	322,555	-	322,555	-
Advances from FHLB (amortized cost)	320,000	324,992	-	324,992	-
Other borrowings (amortized cost)	183,762	149,246	-	-	149,246
Derivatives, included in liabilities (fair value)	1,227	1,227	-	1,227	-

	Total Carrying Amount in Statement of Financial Condition as of December 31, 2020	Fair Value Estimate as of December 31, 2020	Level 1	Level 2	Level 3

(In thousands)
Assets:
Cash and due from banks and money
market investments (amortized cost)	$1,493,833	$1,493,833	$1,493,833	$-	$-
Investment securities available
for sale (fair value)	4,647,019	4,647,019	7,507	4,627,535	11,977
Investment securities held to maturity (amortized cost)	189,488
Less: allowance for credit losses on
held to maturity securities	(8,845)
Investment securities held to maturity, net of allowance	180,643	173,806	-	-	173,806
Equity securities (fair value)	37,588	37,588	1,474	36,114	-
Loans held for sale (lower of cost or market)	50,289	52,322	-	52,322	-
Loans, held for investment (amortized cost)	11,777,289
Less: allowance for credit losses for loans and finance leases	(385,887)
Loans held for investment, net of allowance	$11,391,402	11,564,635	-	-	11,564,635
Derivatives, included in assets (fair value)	2,842	2,842	-	2,842	-

Liabilities:
Deposits (amortized cost)	$15,317,383	$15,363,236	$-	$15,363,236	$-
Securities sold under
agreements to repurchase (amortized cost)	300,000	329,493	-	329,493	-
Advances from FHLB (amortized cost)	440,000	446,703	-	446,703	-
Other borrowings (amortized cost)	183,762	151,645	-	-	151,645
Derivatives, included in liabilities (fair value)	1,920	1,920	-	1,920	-

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

Disaggregation of Revenue

The following table summarizes the Corporation’s revenue, which includes net interest income on financial instruments and non-interest income, disaggregated by type of service and business segment for the quarters and nine-month periods ended September 30, 2021 and 2020:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Quarter Ended September 30, 2021:
Net interest income (1)	$26,535	$75,343	$46,358	$12,756	$17,255	$6,496	$184,743
Service charges and fees on deposit accounts	-	5,076	2,855	-	128	631	8,690
Insurance commissions	-	2,183	-	-	25	109	2,317
Merchant-related income	-	1,878	263	-	14	266	2,421
Credit and debit card fees	-	6,897	22	-	-	394	7,313
Other service charges and fees	211	1,018	715	-	462	150	2,556
Not in scope of ASC Topic 606 (1)	5,710	492	39	61	336	11	6,649
Total non-interest income	5,921	17,544	3,894	61	965	1,561	29,946
Total Revenue	$32,456	$92,887	$50,252	$12,817	$18,220	$8,057	$214,689

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Quarter Ended September 30, 2020:
Net interest income (1)	$20,666	$54,323	$35,803	$18,577	$12,918	$6,409	$148,696
Service charges and fees on deposit accounts	-	3,021	2,044	-	125	658	5,848
Insurance commissions	-	1,377	-	-	5	91	1,473
Merchant-related income	-	1,941	-	-	-	276	2,217
Credit and debit card fees	-	4,778	16	-	(2)	350	5,142
Other service charges and fees	49	846	700	-	537	142	2,274
Not in scope of ASC Topic 606 (1) (2)	6,707	352	78	5,457	393	(7)	12,980
Total non-interest income	6,756	12,315	2,838	5,457	1,058	1,510	29,934
Total Revenue	$27,422	$66,638	$38,641	$24,034	$13,976	$7,919	$178,630

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-Month Period Ended September 30, 2021:
Net interest income (1)	$78,106	$198,577	$146,837	$53,378	$48,684	$20,209	$545,791
Service charges and fees on deposit accounts	-	14,518	8,813	-	412	2,039	25,782
Insurance commissions	-	9,137	-	-	82	555	9,774
Merchant-related income	-	4,710	776	-	39	752	6,277
Credit and debit card fees	-	19,163	62	-	14	1,168	20,407
Other service charges and fees	561	2,729	1,927	-	1,351	438	7,006
Not in scope of ASC Topic 606 (1)	18,613	1,256	352	202	1,110	7	21,540
Total non-interest income	19,174	51,513	11,930	202	3,008	4,959	90,786
Total Revenue	$97,280	$250,090	$158,767	$53,580	$51,692	$25,168	$636,577

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-Month Period Ended September 30, 2020:
Net interest income (1)	$55,177	$165,609	$86,631	$55,549	$39,939	$19,650	$422,555
Service charges and fees on deposit accounts	-	8,777	5,049	-	416	2,038	16,280
Insurance commissions	-	6,933	-	-	24	479	7,436
Merchant-related income	-	3,535	-	-	-	570	4,105
Credit and debit card fees	-	12,380	45	-	12	1,076	13,513
Other service charges and fees	215	1,882	1,591	89	1,366	1,393	6,536
Not in scope of ASC Topic 606 (1) (2)	14,628	3,127	988	13,688	716	9	33,156
Total non-interest income	14,843	36,634	7,673	13,777	2,534	5,565	81,026
Total Revenue	$70,020	$202,243	$94,304	$69,326	$42,473	$25,215	$503,581

(1)

Most of the Corporation’s revenue is not within the scope of ASC Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other non-interest income from loans, leases, investment securities and derivative financial instruments.

(2)

For the nine-month period ended September 30, 2020, includes a $5.0 million benefit resulting from the final settlement of the Corporation’s business interruption insurance claim related to lost profits caused by Hurricanes Irma and Maria in 2017. This insurance recovery is presented as part of Other non-interest income in the consolidated statements of income.

For the nine-month periods ended September 30, 2021 and 2020, substantially all of the Corporation’s revenue within the scope of ASC Topic 606 was related to performance obligations satisfied at a point in time.

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

Insurance Commissions

For insurance commissions, which include regular and contingent commissions paid to the Corporation’s insurance agency, the agreements contain a performance obligation related to the sale/issuance of the policy and ancillary administrative post-issuance support. The performance obligations are satisfied when the policies are issued, and revenue is recognized at that point in time. In addition, contingent commission income may be considered to be constrained, as defined under ASC Topic 606. Contingent commission income is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or payments are received. For each of the nine-month period ended September 30, 2021, the Corporation recognized revenue at the time that payments were confirmed and constraints were released of $3.3 million. No revenue was recognized during the quarters ended September 30, 2021 and 2020.

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

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer in exchange for consideration from the customer. During 2019, the Bank entered into a growth agreement with an international card service association to expand the customer base and enhance product offerings. The primary performance obligation on this contract required the Bank to either launch a new debit card product during year ended 2021, or maintain a ratio of over 50% of the portfolio with the related card service association by the end of year 2021. In connection with this agreement, the Corporation recognized a contract liability as the revenue is constrained to the fulfillment of the above conditions. During the third quarter ended September 30, 2021, the Bank successfully launched the new debit card product required and therefore, satisfied performance obligations within the contract and recognized revenues of $0.4 million from this contract. In addition, as discussed above, during 2015, the Bank entered into a long-term strategic marketing alliance under a revenue-sharing agreement with another entity to which the Bank sold its merchant contracts portfolio and related POS terminals. Merchant services are marketed through FirstBank’s branches and offices in Puerto Rico and the Virgin Islands. Under the revenue-sharing agreement, FirstBank shares with this entity revenues generated by the merchant contracts over the term of the 10-year agreement. As of September 30, 2021 and 2020, the contract liability amounted to $1.6 million and $2.2 million, respectively, which will be recognized over the remaining term of the contract. For the quarter and nine-month period ended September 30, 2021, the Corporation recognized revenue and its contract liabilities decreased by approximately $0.4 million and $0.6 million, respectively, compared to $0.1 million and $0.3 million, for the quarter and nine-month period ended September 30, 2020, respectively, due to the completion of performance over time. There were no changes in contract liabilities due to changes in transaction price estimates.

The following table shows the activity of contract liabilities for the quarters and nine-month periods ended September 30, 2021 and 2020:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020
Beginning Balance	$1,989	$2,314	$2,151	$2,476
Less:
Revenue recognized	(433)	(81)	(595)	(243)
Ending balance	$1,556	$2,233	$1,556	$2,233

Other

Except for the contract liabilities noted above, the Corporation did not have any significant performance obligations as of September 30, 2021. The Corporation also did not have any material contract acquisition costs and did not make any significant judgments or estimates in recognizing revenue for financial reporting purposes.

NOTE 27 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental cash flow information is as follows for the indicated periods:

	Nine-Month Period Ended September 30,
	2021	2020
	(In thousands)

Cash paid for:
Interest on borrowings	$53,659	$71,859
Income tax	13,448	13,200
Operating cash flow from operating leases	14,655	8,492
Non-cash investing and financing activities:
Additions to OREO	14,748	6,608
Additions to auto and other repossessed assets	25,647	24,160
Capitalization of servicing assets	4,046	3,168
Loan securitizations	148,223	156,786
Loans held for investment transferred to held for sale	32,858	4,876
ROU assets obtained in exchange for operating lease liabilities	5,518	1,328
Payable related to unsettled purchases of available-for-sale investment securities	46,720	-
Unsettled common stock shares repurchases	517	-
Receivable on unsettled securities sale	-	121,860
Acquisition (see Note 2):
Cash consideration	-	1,277,626
Fair value of assets acquired	-	5,562,152
Liabilities assumed	-	4,290,829

NOTE 28 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of September 30, 2021, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Management determined the reportable segments based on the internal structure used to evaluate performance and to assess where to allocate resources. Other factors, such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products, were also considered in the determination of the reportable segments.

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

The following table presents information about the reportable segments for the indicated periods:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the Quarter Ended September 30, 2021:
Interest income	$35,722	$68,883	$48,558	$19,342	$20,847	$6,820	$200,172
Net (charge) credit for transfer of funds	(9,187)	13,094	(2,200)	(909)	(798)	-	-
Interest expense	-	(6,634)	-	(5,677)	(2,794)	(324)	(15,429)
Net interest income	26,535	75,343	46,358	12,756	17,255	6,496	184,743

Provision for credit losses - (benefit) expense	(10,210)	6,532	(8,332)	(9)	(1,158)	1,095	(12,082)
Non-interest income	5,921	17,544	3,894	61	965	1,561	29,946
Direct non-interest expenses	6,792	40,130	7,916	803	8,343	7,120	71,104
Segment income (loss)	$35,874	$46,225	$50,668	$12,023	$11,035	$(158)	$155,667

Average earnings assets	$2,446,111	$2,590,938	$3,655,172	$8,751,623	$2,177,681	$425,872	$20,047,397

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the Quarter Ended September 30, 2020:
Interest income	$32,293	$60,157	$37,571	$12,572	$20,427	$7,382	$170,402
Net (charge) credit for transfer of funds	(11,627)	3,514	(1,768)	11,972	(2,091)	-	-
Interest expense	-	(9,348)	-	(5,967)	(5,418)	(973)	(21,706)
Net interest income	20,666	54,323	35,803	18,577	12,918	6,409	148,696

Provision for credit losses expense	11,614	12,404	19,139	-	1,679	2,078	46,914
Non-interest income	6,756	12,315	2,838	5,457	1,058	1,510	29,934
Direct non-interest expenses	7,659	32,035	6,251	717	8,387	7,231	62,280
Segment income (loss)	$8,149	$22,199	$13,251	$23,317	$3,910	$(1,390)	$69,436

Average earnings assets	$2,243,345	$2,197,601	$3,064,272	$4,725,125	$2,061,596	$466,315	$14,758,254

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-Month Period Ended September 30, 2021
Interest income	$109,727	$200,853	$153,849	$48,812	$61,830	$21,202	$596,273
Net (charge) credit for transfer of funds	(31,621)	20,050	(7,012)	22,216	(3,633)	-	-
Interest expense	-	(22,326)	-	(17,650)	(9,513)	(993)	(50,482)
Net interest income	78,106	198,577	146,837	53,378	48,684	20,209	545,791

Provision for credit losses - (benefit) expense	(9,966)	11,285	(53,263)	(136)	(535)	(874)	(53,489)
Non-interest income	19,174	51,513	11,930	202	3,008	4,959	90,786
Direct non-interest expenses	22,314	124,476	27,752	3,164	25,740	21,826	225,272
Segment income	$84,932	$114,329	$184,278	$50,552	$26,487	$4,216	$464,794

Average earnings assets	$2,555,476	$2,508,777	$3,855,854	$7,535,752	$2,120,144	$438,024	$19,014,027

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Nine-Month Period Ended September 30, 2020
Interest income	$89,353	$174,848	$102,225	$41,631	$63,754	$22,471	$494,282
Net (charge) credit for transfer of funds	(34,176)	19,485	(15,594)	34,441	(4,156)	-	-
Interest expense	-	(28,724)	-	(20,523)	(19,659)	(2,821)	(71,727)
Net interest income	55,177	165,609	86,631	55,549	39,939	19,650	422,555

Provision for credit losses - expense	29,491	56,254	51,844	2,765	15,944	6,996	163,294
Non-interest income	14,843	36,634	7,673	13,777	2,534	5,565	81,026
Direct non-interest expenses	22,647	89,659	19,688	2,133	25,221	21,970	181,318
Segment income (loss)	$17,882	$56,330	$22,772	$64,428	$1,308	$(3,751)	$158,969

Average earnings assets	$2,076,419	$2,141,329	$2,684,803	$3,690,782	$2,025,482	$460,217	$13,079,032

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income :

Total income for segments	$155,667	$69,436	$464,794	$158,969
Other operating expenses (1)	42,932	45,228	152,237	108,160
Income before income taxes	112,735	24,208	312,557	50,809
Income tax expense (benefit)	37,057	(4,405)	105,171	(1,326)
Total consolidated net income	$75,678	$28,613	$207,386	$52,135

Average assets:

Total average earning assets for segments	$20,047,397	$14,758,254	$19,014,027	$13,079,032
Average non-earning assets	1,024,385	1,047,401	1,105,223	975,744
Total consolidated average assets	$21,071,782	$15,805,655	$20,119,250	$14,054,776

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

NOTE 29 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

The Corporation and FirstBank are each subject to various regulatory capital requirements imposed by the U.S. Federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s financial statements and activities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s and FirstBank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors. As of September 30, 2021 and December 31, 2020, the Corporation and FirstBank exceeded the minimum regulatory capital ratios for capital adequacy purposes and FirstBank exceeded the minimum regulatory capital ratios to be considered a well-capitalized institution under the regulatory framework for prompt corrective action. As of September 30, 2021, management does not believe that any condition has changed or event has occurred that would have changed the institution’s status.

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

As part of its response to the impact of COVID-19, on March 31, 2020, the agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule provides that, at the election of a qualified banking organization, the day 1 impact to retained earnings plus 25% of the change in the ACL (excluding PCD loans) from January 1, 2020 to December 31, 2021 will be delayed for two years and phased-in at 25% per year beginning on January 1, 2022 over a three-year period, resulting in a total transition period of five years. Accordingly, as of September 30, 2021, the capital measures of the Corporation and the Bank excluded $69.6 million that represents the day 1 impact to retained earnings plus 25% of the increase in the allowance for credit losses (as defined in the interim final rule) from January 1, 2020 to September 30, 2021. The federal financial regulatory agencies may take other measures affecting regulatory capital to address the COVID-19 pandemic, although the nature and impact of such measures cannot be predicted at this time.

The regulatory capital positions of the Corporation and FirstBank as of September 30, 2021 and December 31, 2020, which reflects the delay in the effect of CECL on regulatory capital, were as follows:

	Regulatory Requirements

	Actual		For Capital Adequacy Purposes		To be Well-Capitalized- Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
As of September 30, 2021
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,457,609	20.67%	$951,067	8.00%	N/A	N/A
FirstBank	$2,400,550	20.20%	$950,788	8.00%	$1,188,485	10.00%
CET1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$2,094,540	17.62%	$534,975	4.50%	N/A	N/A
FirstBank	$2,093,878	17.62%	$534,818	4.50%	$772,516	6.50%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,130,644	17.92%	$713,300	6.00%	N/A	N/A
FirstBank	$2,251,878	18.95%	$713,091	6.00%	$950,788	8.00%
Leverage ratio
First BanCorp.	$2,130,644	10.17%	$838,339	4.00%	N/A	N/A
FirstBank	$2,251,878	10.75%	$838,041	4.00%	$1,047,552	5.00%

As of December 31, 2020
Total Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,416,682	20.37%	$948,890	8.00%	N/A	N/A
FirstBank	$2,360,493	19.91%	$948,624	8.00%	$1,185,780	10.00%
CET1 Capital
(to Risk-Weighted Assets)
First BanCorp.	$2,053,045	17.31%	$533,751	4.50%	N/A	N/A
FirstBank	$1,903,251	16.05%	$533,601	4.50%	$770,757	6.50%
Tier I Capital (to
Risk-Weighted Assets)
First BanCorp.	$2,089,149	17.61%	$711,667	6.00%	N/A	N/A
FirstBank	$2,211,251	18.65%	$711,468	6.00%	$948,624	8.00%
Leverage ratio
First BanCorp.	$2,089,149	11.26%	$742,352	4.00%	N/A	N/A
FirstBank	$2,211,251	11.92%	$741,841	4.00%	$927,301	5.00%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and standby letters of credits. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. As of September 30, 2021, commitments to extend credit amounted to approximately $2.0 billion, of which $1.1 billion relates to credit card loans. Commercial and financial standby letters of credit amounted to approximately $129.9 million.

As of September 30, 2021, First BanCorp. and its subsidiaries were defendants in various legal proceedings, claims and other loss contingencies arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal proceedings, claims and other loss contingencies utilizing the latest information available. For legal proceedings, claims and other loss contingencies where it is both probable that the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For legal proceedings, claims and other loss contingencies where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

If management believes that, based on available information, it is at least reasonably possible that a material loss (or material loss in excess of any accrual) will be incurred in connection with any legal contingencies, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment as of September 30, 2021, no such disclosures were necessary.

NOTE 30 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of First BanCorp. at the holding company level only as of September 30, 2021 and December 31, 2020, and the results of its operations for the quarters and nine-month periods ended September 30, 2021 and 2020.

Statements of Financial Condition
(Unaudited)

	As of September 30,	As of December 31,
	2021	2020

(In thousands)

Assets
Cash and due from banks	$46,044	$10,909
Money market investments	-	6,211
Other investment securities	285	285
Investment in First Bank Puerto Rico, at equity	2,318,996	2,396,963
Investment in First Bank Insurance Agency, at equity	18,339	41,313
Investment in FBP Statutory Trust I	1,951	1,951
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	110	2,023
Total assets	$2,389,286	$2,463,216
Liabilities and Stockholdersʼ Equity
Liabilities:
Other borrowings	$183,762	$183,762
Accounts payable and other liabilities	7,559	4,275
Total liabilities	191,321	188,037
Stockholdersʼ equity	2,197,965	2,275,179
Total liabilities and stockholdersʼ equity	$2,389,286	$2,463,216

Statements of Income
(Unaudited)

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2021	2020	2021	2020
(In thousands)

Income:
Interest income on money market investments	$13	$12	$37	$60
Dividend income from banking subsidiaries	15,555	14,482	50,684	41,370
Dividend income from non-banking subsidiaries	30,000	-	30,000	-
Other income	39	51	116	399
	45,607	14,545	80,837	41,829
Expense:
Other borrowings	1,277	1,356	3,856	5,029
Other operating expenses	358	607	1,494	1,665
	1,635	1,963	5,350	6,694

Gain on early extinguishment of debt	-	94	-	94
Income before income taxes and equity
in undistributed earnings of subsidiaries	43,972	12,676	75,487	35,229
Income tax provision	556	448	2,344	1,671
Equity in undistributed earnings of subsidiaries	32,262	16,385	134,243	18,577
Net income	$75,678	$28,613	$207,386	$52,135
Other comprehensive (loss) income, net of tax	(18,740)	(7,943)	(89,173)	38,563
Comprehensive income	$56,938	$20,670	$118,213	$90,698

NOTE 31 – SUBSEQUENT EVENTS

The Corporation has performed an evaluation of events occurring subsequent to September 30, 2021 and other than the discussion of the redemption of all of the outstanding shares of preferred stock included in Note 21 – Stockholders’ Equity, above, there were no additional subsequent events that require disclosure in or adjustment to amounts reported in the Corporation’s consolidated financial statements as of and for the quarter and nine-month period ended September 30, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

SELECTED FINANCIAL DATA
	Quarter ended		Nine-Month Period Ended
(In thousands, except for per share data and financial ratios)	September 30,		September 30,
	2021	2020	2021	2020
Condensed Income Statements:
Total interest income	$200,172	$170,402	$596,273	$494,282
Total interest expense	15,429	21,706	50,482	71,727
Net interest income	184,743	148,696	545,791	422,555
Provision for credit losses - (benefit) expense	(12,082)	46,914	(53,489)	163,294
Non-interest income	29,946	29,934	90,786	81,026
Non-interest expenses	114,036	107,508	377,509	289,478
Income before income taxes	112,735	24,208	312,557	50,809
Income tax expense (benefit)	37,057	(4,405)	105,171	(1,326)
Net income	75,678	28,613	207,386	52,135
Net income attributable to common stockholders	75,009	27,944	205,379	50,128
Per Common Share Results:
Net earnings per share-basic	$0.36	$0.13	$0.97	$0.23
Net earnings per share-diluted	$0.36	$0.13	$0.96	$0.23
Cash dividends declared	$0.07	$0.05	$0.21	$0.15
Average shares outstanding	206,725	216,922	212,406	216,876
Average shares outstanding-diluted	207,796	217,715	213,523	217,533
Book value per common share	$10.47	$10.03	$10.47	$10.03
Tangible book value per common share (1)	$10.12	$9.67	$10.12	$9.67
Selected Financial Ratios (In Percent):
Profitability:
Return on Average Assets	1.42	0.72	1.38	0.50
Interest Rate Spread	3.38	3.62	3.55	3.85
Net Interest Margin	3.60	3.93	3.77	4.23
Interest Rate Spread - tax equivalent basis (2)	3.51	3.75	3.67	4.01
Net Interest Margin - tax equivalent basis (2)	3.73	4.07	3.89	4.39
Return on Average Total Equity	13.43	5.07	12.28	3.13
Return on Average Common Equity	13.53	5.03	12.36	3.06
Average Total Equity to Average Total Assets	10.61	14.22	11.22	15.84
Tangible common equity ratio (1)	9.87	11.36	9.87	11.36
Dividend payout ratio	19.29	38.81	21.72	64.90
Efficiency ratio (3)	53.12	60.18	59.30	57.48
Asset Quality:
Allowance for credit losses for loans and finance leases to total loans held for investment	2.59	3.25	2.59	3.25
Net charge-offs (annualized) to average loans	0.99	0.45	0.56	0.55
Provision for credit losses for loans and finance leases - (benefit) expense to net charge-offs	(31.34)	421.70	(102.98)	407.94
Non-performing assets to total assets	0.81	1.57	0.81	1.57
Nonaccrual loans held for investment to total loans held for investment	1.10	1.70	1.10	1.70
Allowance for credit losses for loans and finance leases to total nonaccrual loans
held for investment	236.09	191.13	236.09	191.13
Allowance for credit losses for loans and finance leases to total nonaccrual loans
held for investment, excluding residential estate loans	468.48	490.13	468.48	490.13
Other Information:
Common Stock Price: End of period	$13.15	$5.22	$13.15	$5.22

	As of September 30, 2021	As of December 31, 2020

Balance Sheet Data:
Total loans, including loans held for sale	$11,171,263	$11,827,578
Allowance for credit losses for loans and finance leases	288,360	385,887
Money market and investment securities, net of allowance for credit losses for debt securities	6,899,076	4,925,822
Goodwill and other intangible assets	71,300	79,525
Deferred tax asset, net	243,447	329,261
Total assets	21,256,154	18,793,071
Deposits	17,894,658	15,317,383
Borrowings	803,762	923,762
Total preferred equity	36,104	36,104
Total common equity	2,195,579	2,183,620
Accumulated other comprehensive (loss) income, net of tax	(33,718)	55,455
Total equity	2,197,965	2,275,179

(1)	Non-GAAP financial measures (as defined below). Refer to “Capital” below for additional information about the components and a reconciliation of these measures.
(2)	On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments (see “Net Interest Income" below for a reconciliation of these non-GAAP financial measures).
(3)	Non-interest expenses to the sum of net interest income and non-interest income.

The following MD&A relates to the accompanying unaudited consolidated financial statements of First BanCorp. (the “Corporation,” “we,” “us,” “our, or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) and Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q. This section also presents certain financial measures that are not based on generally accepted accounting principles in the United States (“GAAP”). See “Basis of Presentation” below for information about why the non-GAAP financial measures are being presented and the reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measures for which the reconciliation is not presented earlier.

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

Recent Developments

Stock Repurchase Program

As of November 4, 2021, the Corporation has repurchased 12.92 million shares of its common stock for a total purchase price of $161.0 million under the repurchase program, of which 4.16 million shares, or $50.0 million worth of common stock, were repurchased during the third quarter of 2021.

On October 21, 2021, the Corporation announced that it has elected to redeem all of its $36.1 million in outstanding shares of the Corporation Series A through E Noncumulative Perpetual Monthly Income Preferred Stock. The redemption date for each of the Series A through E Preferred Stock will be November 30, 2021 (the “Redemption Date”). The redemption price for each Series A through E Preferred Stock is $25.00 per share, plus an amount equal to any dividends that have accrued but not been paid as of the Redemption Date.

COVID-19 Pandemic

The ongoing COVID-19 pandemic has caused unprecedented and continuing uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity in worldwide, including in the markets in which the Corporation operates. In response, federal, state and local governments have taken and continue to take actions designed to mitigate the effect of the virus on public health and to address the economic impact of the virus. As restrictive measures were eased during the end of 2020 and into 2021, based upon positive signs of recovery driven by vaccination and government stimulus programs, economic activity has improved.

In Puerto Rico, vaccination efforts began in January 2021, starting with first responders and then including other groups by stages. As of November 6, 2021, approximately 4.9 million vaccines of COVID-19 have been administered in Puerto Rico. Approximately 2.6 million people have received at least one dose of the COVID-19 vaccine and approximately 2.3 million people, or approximately 81.1% of Puerto Rico’s eligible population, have completed the vaccination process. On October 29, 2021, the U.S. Food and Drug Administration authorized the emergency use of the Pfizer-BioNTech COVID-19 Vaccine for the prevention of COVID-19 to include children 5 through 11 years of age. Following this announcement, vaccination efforts for this population in Puerto Rico have started at the beginning of November 2021.

The Corporation continues to operate consistent with guidance from federal and local authorities. The Corporation’s banking branches are operating during regular hours following health and safety requirements to comply with federal and local health mandates, including, among other things, deep cleaning, face mask requirements and strict social distancing measures. In addition, the Corporation announced on October 6, 2021, that as part of COVID-19 protocols, all employees, service providers and consultants of the Corporation must be fully vaccinated by December 1, 2021, with few exceptions. Adoption of electronic channels continues to grow significantly, with digital banking users registering an organic increase of 12% during the quarter.

Our results of operations for the third quarter of 2021 continue to reflect an improvement from the disruption caused by the COVID-19 pandemic. However, we maintain a cautious view of the macroeconomic outlook due to continuing uncertainty regarding the pace of recovery in the economy and uncertainty related to the COVID-19 pandemic, including the emergence of new variants of the virus, such as the Delta variant, which appears to be the most transmissible variant to date. Uncertainties associated with the pandemic include the duration of the COVID-19 outbreak and any related infections, including those from new variants of the virus, the effectiveness of COVID-19 vaccines, vaccination rates among the population, the impact on our customers, employees and vendors, and the impact to the economy as a whole.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 (the “CARES Act”), as amended by the Consolidated Appropriations Act, 2021, included an allocation of $659 billion for SBA PPP loans. SBA PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10-month period. On December 27, 2020, President Trump signed another COVID-19 relief bill that extended and modified several provisions of the program. This included an additional allocation of $284 billion. The SBA reactivated the program on January 11, 2021 and the program ended on May 31, 2021. During the first nine months of 2021, the Corporation originated $283.4 million in new SBA PPP loans

As of September 30, 2021, the Corporation’s SBA PPP loan portfolio amounted to $218.4 million, net of unearned fees of $12.5 million. As applicable, the unearned fees are accreted into income based on the contractual period of two or five years. Upon SBA forgiveness, unamortized fees are then recognized into interest income. During the third quarter and first nine months of 2021, the Corporation received forgiveness remittances and consumer payments related to approximately $136.9 million and $465.7 million in principal balance of SBA PPP loans, respectively. As of November 4, 2021, we have processed forgiveness to approximately 67% of our customers, or equivalent to $543.4 million of loans originated through the first and second rounds of the program. Forgiveness remittances in the third quarter and first nine-months of 2021 accelerated the fee income recognition by $4.6 million and $9.3 million, respectively.

Total deposits, excluding brokered deposits and government deposits, continued to increase and were $14.1 billion as of September 30, 2021, an increase of $1.3 billion from December 31, 2020. In addition, government deposits increased by $1.4 billion to $3.5 billion as of September 30, 2021, compared to $2.1 billion as of December 31, 2020. The strong growth in deposits continues to reflect the effect of government relief programs on the liquidity levels of our customers, including recent increases in the balance of transactional accounts of municipalities in Puerto Rico and the local government of the USVI in connection with the American Rescue Plan Act (“ARPA”) funding for states and local governments. Our liquidity levels and capital position remain strong, with capital ratios that are well above regulatory requirements. This robust liquidity and capital levels provide us with significant flexibility to maintain the strength of our balance sheet and return capital to shareholders through share repurchases and dividend payments, subject to regulatory considerations.

Integration of Banco Santander Puerto Rico

Early in July 2021, the Corporation completed the conversion of all remaining BSPR’s core systems into FirstBank’s systems with the conversion of the deposits, debit cards, online banking, ATMs, and cash management platforms. In conjunction with the conversion of the remaining core systems, the Corporation consolidated six additional banking branches, which increased the number of branches consolidated in Puerto Rico since the acquisition to nine.

The Corporation continues to make progress in reducing personnel and service contract expenses and completing other business rationalization activities. The total amount of merger and restructuring costs related to the BSPR acquisition is estimated to be approximately $65 million. Cumulative merger and restructuring expenses of $62.5 million have been incurred through September 30, 2021, of which $2.3 million was incurred during the third quarter of 2021. The Corporation anticipates that the remainder of the estimated expenses will be incurred in the fourth quarter of 2021. The Corporation also estimates that the combined entities will achieve total annual pre-tax savings of approximately $49 million, which are expected to be fully realized during 2022.

LIBOR Transition

Following the 2017 announcement by the United Kingdom’s Financial Conduct Authority (the “FCA”) that it would no longer compel participating banks to submit rates for the London Interbank Offered Rate (LIBOR) after 2021, regulators and market participants in various jurisdictions have identified recommended replacement rates for LIBOR, and have published recommended conventions to allow new and existing products to incorporate fallbacks or that reference these Alternative Reference Rates (“ARRs”). In March 2021, the FCA confirmed that publication of the overnight and one month, three month, six month and twelve month U.S. Dollar LIBOR settings will cease or become no longer representative of the market the rates seek to measure (i.e., non-representative) immediately after June 30, 2023, and all other U.S. Dollar LIBOR settings, including the one week and two month U.S. Dollar LIBOR settings, will become non-representative immediately after December 31, 2021. The Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC also released supervisory guidance encouraging banks to cease entering into new contracts that use U.S. Dollar LIBOR as reference rate as soon as practicable and in any event by December 31, 2021. Banking regulators in the U.S. and globally have increased regulatory scrutiny and intensified supervisory focus of financial institutions LIBOR transition plans, preparations and readiness.

Significant amounts of financial instruments in the market are referenced to U.S. Dollar LIBOR, and any inability of market participants and regulators to successfully introduce benchmark rates to replace LIBOR and implement effective transitional arrangements to address the discontinuation of LIBOR could result in disruption in the financial markets. In the U.S., the Alternative Reference Rate Committee (“ARRC”), a group of market participants convened by the Federal Reserve, recommended the Secured Overnight Financing Rate (“SOFR”) as a replacement index for U.S. Dollar LIBOR-indexed contracts. SOFR is an overnight interest rate based on U.S. Dollar Treasury repurchase agreements. On March 2, 2020 the New York Fed began daily publication of 30, 90, and 180-day compound historical averages of SOFR. In addition, the ARRC has developed a detailed supporting framework for using SOFR, including tools such as fallbacks and recommended conventions for new use of SOFR in various products. On July 29, 2021, the ARRC formally recommended the Chicago Mercantile Exchange Group’s (“CME”) forward-looking SOFR rates for one-, three-, six- and twelve-month tenors, marking the final step in the ARRC’s Paced Transition Plan it released in 2017. The ARRC recommended using the CME’s SOFR term rates for cash products and derivatives, limited to end-users hedging cash products. An end-user is described as any counterparty to the underlying cash product, such as a borrower, lender, or guarantor. These parties may enter into SOFR term rates swaps, caps, swaptions, or other derivatives to hedge cash product exposures. The Corporation may offset such exposure with an upstream dealer.

The Corporation continues to execute its LIBOR Transition workplan. As part of this transition plan, the Corporation started including fallback language on new and renewed contracts tied to LIBOR to provide for the determination of an ARR and had adhered to the LIBOR Fallbacks Protocol of the International Swaps and Derivatives Association. Currently, the Corporation is mostly offering three-month Treasury Bill and Prime Rate as the ARRs to LIBOR while it continues working with the update of processes and systems considering other ARRs.

As of September 30, 2021, the most significant of the Corporation’s LIBOR-based assets and liabilities consists of $2.0 billion of variable rate commercial and construction loans, approximately $63.0 million of U.S. agencies debt securities and private label MBS held as part of the Corporation’s available-for-sale investment securities portfolio, $134.0 million of Puerto Rico municipalities bonds held as part of the Corporation’s held-to-maturity investment securities portfolio, and $183.8 million of junior subordinated debentures.

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

The Corporation had net income of $75.7 million, or $0.36 per diluted common share, for the quarter ended September 30, 2021, compared to $28.6 million, or $0.13 per diluted common share, for the same period in 2020. The Corporation completed the acquisition of BSPR effective September 1, 2020. The Corporation’s financial statements for the third quarter of 2020 include 30 days of BSPR’s operations, post-acquisition, which impacts the comparability of the current quarter’s results to prior periods.

The key drivers of the Corporation’s GAAP financial results for the quarter ended September 30, 2021, compared to the same period in 2020, include the following:

• Net interest income for the quarter ended September 30, 2021 was $184.7 million, compared to $148.7 million for the third quarter of 2020. The increase was driven by an increase of $5.3 billion in average interest-earning assets, which primarily resulted from the acquisition of BSPR in the third quarter of 2020, as well as higher investment securities and interest-bearing cash balances compared with the third quarter of 2020, and a lower cost of deposits, partially offset by the effect of lower market interest rates on investment yields.

The net interest margin decreased 33 basis points to 3.60% for the quarter ended September 30, 2021, compared to 3.93% for the same period in 2020. The decrease was primarily related to a change in asset mix resulting from average lower-yielding cash balances and investment securities increasing $4.3 billion to 45% of total average interest-earning assets in the third quarter of 2021, compared to 32% in the third quarter of 2020, associated with the strong in average total deposits. In addition, the proportion of average total loan portfolio balance to total average interest-earning assets in the third quarter of 2021 decreased to 55%, compared to 68% in the third quarter of 2020. High liquidity levels and a softening of commercial lending demand continue to put pressure on the net interest margin in 2021. See “Net Interest Income” below for additional information.

• The provision for credit losses on loans, finance leases, and debt securities decreased by $59.0 million to a net benefit, or provision recapture, of $12.1 million for the third quarter of 2021, compared to an expense of $46.9 million for the same period in 2020. The variance reflects the effect of reserve releases in the third quarter of 2021, primarily due to improvements in the outlook of certain macroeconomic variables and lower loans outstanding. The expense recorded in the third quarter of 2020 included a charge of $38.9 million related to the Day 1 reserves required by the current expected credit losses (“CECL”) methodology for non-purchased credit deteriorated (“non-PCD”) loans and debt securities acquired in conjunction with the acquisition of BSPR.

Net charge-offs totaled $27.9 million for the third quarter of 2021, or 0.99% of average loans on an annualized basis, compared to $11.4 million, or 0.45% of average loans for the same period in 2020. Total net charge-offs for the third quarter of 2021 included $23.1 million in net charge-offs related to a bulk sale of $52.5 million of residential mortgage nonaccrual loans and related servicing advance receivables. Adjusted for those net charge-offs, total net charge-offs in the third quarter of 2021 were $4.9 million, or an annualized 0.17% of average loans. See “Provision for credit losses” and “Risk Management” below for analyses of the allowance for credit losses (“ACL”) and non-performing assets and related ratios.

• Non-interest income of $29.9 million for the third quarter of 2021 remained relatively unchanged compared to the third quarter of 2020 as the increase in service charges on deposits and fee income from credit and debit cards, ATMs, point-of-sale (“POS”), and merchant-related transactions was offset by the effect in the third quarter of 2020 of a $5.3 million gain on sales U.S. Treasury and agencies investment securities activities and lower revenues from mortgage banking activities. See “Non-Interest Income” below for additional information.

• Non-interest expenses for the third quarter of 2021 were $114.0 million, compared to $107.5 million for the same period in 2020. Non-interest expenses for the third quarter of 2021 included $2.3 million of merger and restructuring costs associated with the acquisition and integration of BSPR compared to $10.4 million for the third quarter of 2020. Total non-interest expenses also included $0.6 million of COVID-19 pandemic-related expenses, primarily related to cleaning and security protocols, compared to $1.0 million for the same period a year ago. Adjusted for the above-mentioned costs, total non-interest expenses for the third quarter of 2021 increased by $15.0 million, compared to the same period in 2020, primarily related to incremental expenses associated with operations, personnel, and branches acquired from BSPR. See “Non-Interest Expenses” below for additional information.

• For the third quarter of 2021, the Corporation recorded an income tax expense of $37.1 million, compared to an income tax benefit of $4.4 million for the same period in 2020. The tax benefit recorded in the third quarter of 2020 included an $8.0 million benefit resulting from the partial reversal of the deferred tax asset valuation allowance. The remaining variance was primarily related to higher pre-tax income, as well as a higher estimated effective tax rate resulting from higher level of taxable income. As of September 30, 2021, the Corporation had deferred tax assets of $243.4 million (net of a valuation allowance of $106.3 million, including a valuation allowance of $65.6 million against the deferred tax assets of the Corporation’s banking subsidiary, FirstBank), compared to net deferred tax assets of $329.3 million as of December 31, 2020. See “Income Taxes” below for additional information.

• As of September 30, 2021, total assets were $21.3 billion, an increase of $2.5 billion from December 31, 2020. The increase was primarily related to a $2.0 billion increase in investment securities, driven by purchases of U.S. agencies MBS and U.S. agencies callable and bullet debentures, and an increase of $1.2 billion in cash and cash equivalents attributable to the liquidity obtained from the growth in deposits and loan repayments. These variances were partially offset by a decrease of $656.3 million in total loans, consisting of a $446.5 million decrease in residential mortgage loans (including a bulk sale of $52.5 million of nonaccrual loans), and a $406.3 million decrease in commercial and construction loans (including a $187.7 million decrease in the SBA PPP loan portfolio), partially offset by an increase of $196.5 million in consumer loans. See “Financial Condition and Operating Data Analysis” below for additional information.

• As of September 30, 2021, total liabilities were $19.1 billion, an increase of $2.5 billion from December 31, 2020. The increase was mainly driven by a $1.4 billion growth in government deposits, and a $1.3 billion increase in total deposits, excluding brokered deposits and government deposits, partially offset by the repayment at maturity of $120.0 million of FHLB advances and an $84.4 million decrease in brokered deposits. See “Risk Management – Liquidity Risk and Capital Adequacy” below for additional information about the Corporation’s funding sources.

• As of September 30, 2021, the Corporation’s stockholders’ equity was $2.2 billion, a decrease of $77.2 million from December 31, 2020. The decrease was driven by the repurchase of 12.12 million of shares of common stock for a total purchase price of approximately $150 million, an $89.2 million decrease in the fair value of available-for-sale investment securities recorded as part of Other comprehensive (loss) income in the consolidated statements of financial condition, and common and preferred stock dividends declared in 2021 totaling $46.9 million. These variances were partially offset by earnings generated in the first nine months of 2021. The Corporation’s common equity tier 1 (“CET1”) capital, tier 1 capital, total capital and leverage ratios were 17.62%, 17.92%, 20.67% and 10.17%, respectively, as of September 30, 2021, compared to CET1 capital, tier 1 capital, total capital and leverage ratios of 17.31%, 17.61%, 20.37%, and 11.26%, respectively, as of December 31, 2020. See “Risk Management – Capital” below for additional information.

• Total loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, but excluding the utilization activity on outstanding credit cards, was $1.1 billion for the quarter ended September 30, 2021, compared to $971.1 million for the same period in 2020. The Corporation originated $15.1 million of SBA PPP loans in the third quarter of 2020. Excluding SBA PPP loan originations, total loan originations increased by $134.1 million compared with the third quarter of 2020, consisting of: (i) a $109.1 million increase in commercial and construction loan originations; (ii) a $68.1 million increase in consumer loan originations; and (iii) a $43.1 million decrease in residential mortgage loan originations.

• Total non-performing assets were $172.4 million as of September 30, 2021, a decrease of $121.1 million from December 31, 2020. The decrease was driven by a $64.8 million reduction in nonaccrual residential mortgage loans, primarily as a result of a bulk sale of $52.5 million of nonaccrual loans, as well as a $39.3 million decrease in the OREO portfolio balance, including the sale of two commercial OREO property in the Puerto Rico region totaling $30.7 million. In addition, there were reductions of $11.6 million reduction in nonaccrual commercial and construction loans and $6.6 million in nonaccrual consumer loans. See “Risk Management – Non-Accruing and Non-Performing Assets” below for additional information.

• Adversely classified commercial and construction loans increased by $87.1 million to $242.3 million as of September 30, 2021 compared to December 31, 2020. The increase was driven by the downgrade of four commercial relationships totaling $76.5 million. The Corporation is closely monitoring its loan portfolio to identify potential at-risk segments, payment performance, the need for permanent modifications, and the performance of different sectors of the economy in all the markets where the Corporation operates.

The Corporation’s financial results for the third quarter and first nine months of 2021 and 2020 included the following items that management believes are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”):

Quarter and Nine-Month Period Ended September 30, 2021

• Merger and restructuring costs of $2.3 million for the third quarter of 2021 ($1.4 million after-tax) and $24.6 million ($15.4 million after-tax) for the nine-month period ended September 30, 2021 in connection with the BSPR acquisition integration process and related restructuring initiatives. Merger and restructuring costs in the third quarter of 2021 were primarily related to system conversions completed early in the third quarter and other integration related efforts. The first nine months of 2021 included approximately $6.5 million related to the previously announced Employee Voluntary Separation Program (the “VSP”) as well as involuntary separation actions implemented in the Puerto Rico region. In addition, merger and restructuring costs in the first nine months of 2021 included accelerated depreciation charges related to planned closures and consolidation of branches in accordance with the Corporation’s integration and restructuring plan.

• Costs of $0.6 million for the third quarter of 2021 ($0.4 million after-tax) and $3.0 million for the nine-month period ended September 30, 2021 ($1.8 million after-tax) related to COVID-19 pandemic response efforts, consisting primarily of costs related to additional cleaning, safety materials, and security measures.

Quarter and Nine-Month Period Ended September 30, 2020

• Gain on sales of U.S. Treasury and agencies securities of $5.3 million for the third quarter of 2020 and $13.4 million for the nine-month period ended September 30, 2020. The gain on tax-exempt securities or realized at the tax-exempt international banking entity subsidiary level, had no effect in the income tax expense recorded on the third quarter and first nine months of 2020.

• Merger and restructuring costs of $10.4 million for the third quarter of 2020 ($6.5 million after-tax) and $14.2 million for the nine-month period ended September 30, 2020 ($8.9 million after-tax) in connection with the acquisition of BSPR and related restructuring initiatives. Merger and restructuring costs for the quarter and nine-month periods ended September 30, 2020, primarily included consulting, legal, system conversions, and other integration related efforts.

• An $8.0 million tax benefit related to a partial reversal of the deferred tax asset valuation allowance recorded in the third quarter of 2020.

• Costs of $1.0 million for the third quarter of 2020 ($0.6 million after-tax) and $4.3 million for the nine-month period ended September 30, 2020 ($2.7 million after-tax) related to the COVID-19 pandemic response efforts, comprising primarily costs related to additional cleaning, safety materials, and security measures. For the first nine months of 2020, costs also included approximately $1.7 million in bonuses paid to branch personnel and other essential employees for working during the pandemic, as well as other employee-related expenses such as expenses for the administration of COVID-19 tests and purchases of personal protective equipment.

• A $0.1 million gain realized on the repurchase of $0.4 million of trust-preferred securities (“TRuPs”) in the third quarter of 2020.

• A $6.2 million benefit from insurance recoveries recorded in the first nine months of 2020 ($3.8 million after-tax). Insurance recoveries in the first nine months of 2020 included a $5.0 million benefit related to the final settlement of the Corporation’s business interruption insurance claim related to lost profits caused by Hurricanes Irma and Maria in 2017.

The following table reconciles for the quarter and nine-month periods ended September 30, 2021 and 2020 the reported net income to adjusted net income, a non-GAAP financial measure that excludes the Special Items identified above:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,

	2021	2020	2021	2020
(In thousands)
Net income, as reported (GAAP)	$75,678	$28,613	$207,386	$52,135
Adjustments:
Merger and restructuring costs	2,268	10,441	24,582	14,188
COVID-19 pandemic-related expenses	640	962	2,954	4,286
Partial reversal of deferred tax asset valuation allowance	-	(8,000)	-	(8,000)
Gain on early extinguishment of debt	-	(94)	-	(94)
Benefit from hurricane-related insurance recoveries	-	-	-	(6,153)
Gain on sales of investment securities	-	(5,288)	-	(13,380)
Income tax impact of adjustments (1)	(1,091)	(4,276)	(10,327)	(4,621)
Adjusted net income (Non-GAAP)	$77,495	$22,358	$224,595	$38,361

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

As of September 30, 2021, the Corporation used the base-case economic scenario from Moody’s Analytics in its estimation of credit losses. The Corporation has currently set an initial forecast period (“reasonable and supportable period”) of 2 years and a reversion period of up to 3 years, utilizing a straight-line approach and reverting back to the historical macroeconomic mean for Puerto Rico and the Virgin Islands regions. For the Florida region, the methodology considers a reasonable and supportable forecast period and an implicit reversion towards the historical trend that varies for each macroeconomic variable, achieving the steady state by year 5. After the reversion period, a historical loss forecast period covering the remaining contractual life, adjusted for prepayments, is used based on the change in key historical economic variables during representative historical expansionary and recessionary periods. Changes in economic forecasts impact the probability of default (“PD”), loss-given default (“LGD”), and exposure at default (“EAD”) for each instrument, and therefore influence the amount of future cash flows for each instrument that the Corporation does not expect to collect.

Although no one economic variable can fully demonstrate the sensitivity of the ACL calculation to changes in the economic variables used in the model, the Corporation has identified certain economic variables that have significant influence in the Corporation’s model for determining the ACL. As of September 30, 2021, the Corporation’s ACL model considered the following assumptions for key economic variables in the base-case scenario:

• Average commercial real estate price index appreciation for the remaining of 2021 and 2022 is now at 1.59%, compared to an average contraction of 1.42% in the previous quarter’s forecast.

• Regional Home Price Index in Puerto Rico (purchase only prices), year-over-year increase of approximately 12.1% in the third quarter of 2021, followed by increase of 9.46% for the fourth quarter of 2021. For the Florida region, year-over-year increase of approximately 8.8% in the third quarter of 2021, followed by an increase of 2.7% for the fourth quarter of 2021.

• The average forecasted Puerto Rico, Florida and US unemployment for the remaining of 2021 and 2022 is now 7.26%, 3.87% and 3.18%, respectively. The previous quarter estimate was 7.48% for Puerto Rico, 3.06% for Florida, and 4.07% for U.S.

• A year-over-year increase in real gross domestic product (“GDP”) in the U.S. mainland approximately 6.36% in the third quarter of 2021, followed by increasing levels of real GDP averaging 5.60% for the remainder of 2021 and 2022.

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

As described above, the process to determine the ACL requires numerous estimates and assumptions, some of which require a high degree of judgment and are often interrelated. Changes in the estimates and assumptions can result in significant changes in the ACL, as was the case during the third quarter and first nine months of 2021. As of September 30, 2021, the total ACL for loans, held-to-maturity and available-for-sale securities, and off-balance sheet credit exposure decreased to $299.6 million, from $401.1 million as of December 31, 2020. The ACL reduction of $101.5 million during the first nine months of 2021 consisted of net charge-offs of $48.0 million and a provision for credit losses net benefit of $53.5 million. The provision for credit losses net benefit recorded during the first nine months of 2021 primarily reflects an improvement in the outlook of macroeconomic variables to which the reserve is correlated, including improvements in the commercial real estate price index and unemployment rate forecasts, and the overall decrease in the size of the residential mortgage and the commercial and construction loan portfolios. Our process for determining the ACL is further discussed in Note 1 – Nature of Business and Summary of Significant Accounting Policies, to the consolidated financial statements included in the 2020 Annual Report on Form 10-K.

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

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Corporation’s net deferred tax asset assumes that the Corporation will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change, the Corporation may be required to record valuation allowances against its deferred tax assets, resulting in additional income tax expense in the consolidated statements of income. Management evaluates its deferred tax assets on a quarterly basis and assesses the need for a valuation allowance, if any. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires the evaluation of positive and negative evidence that can be objectively verified. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character is available within the carryforward periods. Consideration must be given to all sources of taxable income, including, as applicable, the future reversal of existing temporary differences, future taxable income forecasts exclusive of the reversal of temporary differences and carryforwards, and tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The Corporation has concluded that, based on the level of positive evidence, it is more likely than not that the deferred tax asset of $243.4 million (net of a valuation allowance of $106.3 million) will be realized at September 30, 2021. However, there is no guarantee that the tax benefits associated with the deferred tax assets will be fully realized. The positive evidence considered by management in arriving at its conclusion included factors such as: FirstBank’s three-year cumulative income position; sustained periods of profitability; management’s proven ability to forecast future income accurately and execute tax strategies; forecasts of future profitability under several potential scenarios that support the partial utilization of NOLs prior to their expiration from 2021 through 2024; and the utilization of NOLs over the past three-years. The negative evidence considered by management included: uncertainties about the state of the Puerto Rico economy, including considerations relating to the effect of hurricane and pandemic recovery funds together with Puerto Rico government debt renegotiation efforts and the ultimate sustainability of the latest fiscal plan certified by the PROMESA oversight board.

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

For PCD loans that, prior to the adoption of CECL, were classified as purchased credit impaired (“PCI”) loans and accounted for under ASC Subtopic 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC Subtopic 310-30”), the Corporation adopted CECL using the prospective transition approach. As allowed by CECL, the Corporation elected to maintain pools of loans accounted for under ASC Subtopic 310-30 as “units of accounts,” conceptually treating each pool as a single asset. As of September 30, 2021, such PCD loans consisted of $118.3 million of residential mortgage loans and $2.4 million of commercial mortgage loans acquired by the Corporation as part of previously completed asset acquisitions. As the Corporation elected to maintain pools of units of account for loans previously accounted for under ASC Subtopic 310-30, the Corporation is not able to remove loans from the pools until they are paid off, written off or sold (consistent with the Corporation’s practice prior to adoption of CECL), but is required to follow CECL for purposes of the ACL. Regarding interest income recognition for PCD loans that existed at the time of adoption of CECL, the prospective transition approach for PCD loans required by CECL was applied at a pool level, which froze the effective interest rate of the pools as of January 1, 2020. According to regulatory guidance, the determination of nonaccrual or accrual status for PCD loans that the Corporation has elected to maintain in previously existing pools pursuant to the policy election right upon adoption of CECL should be made at the pool level, not the individual asset level. In addition, the guidance provides that the Corporation can continue accruing interest and not report the PCD loans as being in nonaccrual status if the following criteria are met: (i) the Corporation can reasonably estimate the timing and amounts of cash flows expected to be collected, and (ii) the Corporation did not acquire the asset primarily for the rewards of ownership of the underlying collateral, such as for use in operations or improving the collateral for resale. Thus, the Corporation continues to exclude these pools of PCD loans from nonaccrual loan statistics. In accordance with CECL, the Corporation did not reassess whether modifications to individual acquired loans accounted for within pools were TDR as of the date of adoption.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and nine-month period ended September 30, 2021 was $184.7 million and $545.8 million, respectively, compared to $148.7 million and $422.6 million for the comparable periods in 2020. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter and nine-month period ended September 30, 2021 was $191.6 million and $563.3 million, respectively, compared to $153.6 million and $438.3 million for the comparable periods in 2020.

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

Part I
	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended September 30,	2021	2020	2021	2020	2021	2020
(Dollars in thousands)

Interest-earning assets:
Money market and other short-term investments	$2,514,882	$1,450,669	$968	$405	0.15%	0.11%
Government obligations (2)	2,325,835	1,129,976	7,044	4,890	1.20%	1.72%
MBS	4,255,171	2,253,121	17,091	11,525	1.59%	2.03%
FHLB stock	27,080	31,635	327	441	4.79%	5.55%
Other investments	11,153	6,309	30	10	1.07%	0.63%
Total investments (3)	9,134,121	4,871,710	25,460	17,271	1.11%	1.41%
Residential mortgage loans	3,193,918	3,117,021	43,901	41,577	5.45%	5.31%
Construction loans	171,088	185,359	2,178	2,453	5.05%	5.26%
Commercial and Industrial ("C&I")
and Commercial mortgage loans	5,104,362	4,468,614	64,835	51,902	5.04%	4.62%
Finance leases	528,893	447,854	9,945	8,349	7.46%	7.42%
Consumer loans	2,225,665	1,944,823	60,713	53,796	10.82%	11.00%
Total loans (4) (5)	11,223,926	10,163,671	181,572	158,077	6.42%	6.19%
Total interest-earning assets	$20,358,047	$15,035,381	$207,032	$175,348	4.03%	4.64%
Interest-bearing liabilities:
Brokered certificates of deposit (“CDs”)	$126,775	$332,429	$664	$1,850	2.08%	2.21%
Other interest-bearing deposits	10,788,020	8,412,342	9,018	14,238	0.33%	0.67%
Other borrowed funds	483,762	493,572	3,848	2,840	3.16%	2.29%
FHLB advances	320,000	494,348	1,899	2,778	2.35%	2.24%
Total interest-bearing liabilities	$11,718,557	$9,732,691	$15,429	$21,706	0.52%	0.89%
Net interest income on a tax equivalent
basis and excluding valuations			$191,603	$153,642
Interest rate spread					3.51%	3.75%
Net interest margin					3.73%	4.07%

	Average Volume		Interest income (1) / expense		Average Rate (1)
Nine-Month Period Ended September 30,	2021	2020	2021	2020	2021	2020
(Dollars in thousands)

Interest-earning assets:
Money market and other short-term investments	$1,898,678	$1,099,634	$1,750	$2,950	0.12%	0.36%
Government obligations (2)	1,890,437	784,348	19,627	15,454	1.39%	2.63%
MBS	4,029,794	1,937,083	41,173	37,874	1.37%	2.61%
FHLB stock	28,917	32,234	1,094	1,527	5.06%	6.33%
Other investments	9,813	6,082	45	31	0.61%	0.68%
Total investments (3)	7,857,639	3,859,381	63,689	57,836	1.08%	2.00%
Residential mortgage loans	3,347,186	2,952,278	135,114	118,044	5.40%	5.34%
Construction loans	186,998	159,092	10,530	6,519	7.53%	5.47%
C&I and Commercial mortgage loans	5,295,346	4,032,497	198,131	146,629	5.00%	4.86%
Finance leases	504,379	433,014	28,137	24,015	7.46%	7.41%
Consumer loans	2,181,738	1,895,308	178,195	156,972	10.92%	11.06%
Total loans (4)(5)	11,515,647	9,472,189	550,107	452,179	6.39%	6.38%
Total interest-earning assets	$19,373,286	$13,331,570	$613,796	$510,015	4.24%	5.11%
Interest-bearing liabilities:
Brokered CDs	$153,984	$393,038	$2,421	$6,572	2.10%	2.23%
Other interest-bearing deposits	10,874,337	7,330,643	30,385	46,167	0.37%	0.84%
Loans payable	-	11,241	-	21	-%	0.25%
Other borrowed funds	483,762	472,715	11,248	10,311	3.11%	2.91%
FHLB advances	371,685	522,172	6,428	8,656	2.31%	2.21%
Total interest-bearing liabilities	$11,883,768	$8,729,809	$50,482	$71,727	0.57%	1.10%
Net interest income on a tax equivalent
basis and excluding valuations			$563,314	$438,288
Interest rate spread					3.67%	4.01%
Net interest margin					3.89%	4.39%

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
(5)

Interest income on loans includes $2.7 million and $1.5 million for the quarters ended September 30, 2021 and 2020, respectively, and $7.8 million and $4.6 million for the nine-month periods ended September 30, 2021 and 2020, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2021 compared to 2020			2021 compared to 2020
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income on interest-earning assets:
Money market and other short-term investments	$373	$190	$563	$1,455	$(2,655)	$(1,200)
Government obligations	4,385	(2,231)	2,154	16,648	(12,475)	4,173
MBS	9,119	(3,553)	5,566	31,168	(27,869)	3,299
FHLB stock	(59)	(55)	(114)	(146)	(287)	(433)
Other investments	10	10	20	18	(4)	14
Total investments	13,828	(5,639)	8,189	49,143	(43,290)	5,853
Residential mortgage loans	1,096	1,228	2,324	15,809	1,261	17,070
Construction loans	(180)	(95)	(275)	1,275	2,736	4,011
Commercial and Industrial and Commercial mortgage loans	7,901	5,032	12,933	47,092	4,410	51,502
Finance leases	1,546	50	1,596	3,965	157	4,122
Consumer loans	7,764	(847)	6,917	23,486	(2,263)	21,223
Total loans	18,127	5,368	23,495	91,627	6,301	97,928
Total interest income	31,955	(271)	31,684	140,770	(36,989)	103,781
Interest expense on interest-bearing liabilities:
Brokered CDs	(1,079)	(107)	(1,186)	(3,793)	(358)	(4,151)
Non-brokered interest-bearing deposits	2,982	(8,202)	(5,220)	16,093	(31,875)	(15,782)
Loans Payable	-	-	-	(21)	-	(21)
Other borrowed funds	(59)	1,067	1,008	239	698	937
FHLB advances	(1,000)	121	(879)	(2,561)	333	(2,228)
Total interest expense	844	(7,121)	(6,277)	9,957	(31,202)	(21,245)
Change in net interest income	$31,111	$6,850	$37,961	$130,813	$(5,787)	$125,026

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis for the indicated periods. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations, and on an adjusted tax-equivalent basis:

	Quarter Ended		Nine-Month Period Ended
(Dollars in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Interest Income - GAAP	$200,172	$170,402	$596,273	$494,282
Unrealized gain on derivative instruments	(4)	(18)	(22)	(18)
Interest income excluding valuations	200,168	170,384	596,251	494,264
Tax-equivalent adjustment	6,864	4,964	17,545	15,751
Interest income on a tax-equivalent basis excluding valuations	207,032	175,348	613,796	510,015

Interest Expense - GAAP	15,429	21,706	50,482	71,727

Net interest income - GAAP	$184,743	$148,696	$545,791	$422,555

Net interest income excluding valuations	$184,739	$148,678	$545,769	$422,537

Net interest income on a tax-equivalent basis excluding valuations	$191,603	$153,642	$563,314	$438,288

Average Balances
Loans and leases	$11,223,926	$10,163,671	$11,515,647	$9,472,189
Total securities, other short-term investments and interest-bearing cash balances	9,134,121	4,871,710	7,857,639	3,859,381
Average Interest-Earning Assets	$20,358,047	$15,035,381	$19,373,286	$13,331,570

Average Interest-Bearing Liabilities	$11,718,557	$9,732,691	$11,883,768	$8,729,809

Average Yield/Rate
Average yield on interest-earning assets - GAAP	3.90%	4.51%	4.12%	4.95%
Average rate on interest-bearing liabilities - GAAP	0.52%	0.89%	0.57%	1.10%
Net interest spread - GAAP	3.38%	3.62%	3.55%	3.85%
Net interest margin - GAAP	3.60%	3.93%	3.77%	4.23%

Average yield on interest-earning assets excluding valuations	3.90%	4.51%	4.11%	4.95%
Average rate on interest-bearing liabilities	0.52%	0.89%	0.57%	1.10%
Net interest spread excluding valuations	3.38%	3.62%	3.54%	3.85%
Net interest margin excluding valuations	3.60%	3.93%	3.77%	4.23%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	4.03%	4.64%	4.24%	5.11%
Average rate on interest-bearing liabilities	0.52%	0.89%	0.57%	1.10%
Net interest spread on a tax-equivalent basis and excluding valuations	3.51%	3.75%	3.67%	4.01%
Net interest margin on a tax-equivalent basis and excluding valuations	3.73%	4.07%	3.89%	4.39%

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

For the quarter ended September 30, 2021, net interest income increased $36.0 million to $184.7 million compared to $148.7 million for the third quarter of 2020. The $36.0 million increase in net interest income was primarily due to:

• A $12.1 million increase in interest income on commercial and construction loans, mainly due to a $621.5 million increase in the average balance of this portfolio that reflects the effect of loans acquired in conjunction with the BSPR acquisition. Additionally, interest income for the third quarter of 2021 includes interest and realized deferred fees on SBA PPP loans amounting to $6.5 million, compared to $2.2 million in the third quarter of 2020.

• An $8.5 million increase in interest income on consumer loans and finance leases, mainly due to a $361.9 million increase in the average balance of this portfolio. The increase in the average balance reflects the effect of both consumer loans acquired in connection with the BSPR acquisition and organic growth that was largely related to auto loans and finance leases.

• A $7.0 million increase in interest income on investment securities and interest-bearing cash balances, primarily related to a $3.2 billion increase in the average balance of investment securities, largely related to purchases of U.S. agencies MBS and debt securities, and a $1.1 billion increase in the average balance of interest-bearing cash balances maintained at the New York Fed driven by strong deposit growth. The effect of higher average balances more than offset the adverse effect of lower reinvestment yields.

• A $6.3 million decrease in total interest expense, primarily due to: (i) a $5.2 million decrease in interest expense on interest-bearing checking, savings and non-brokered time deposits, primarily related to the effect of lower rates paid that more than offset the effect of the $2.4 billion increase in average balance; (ii) a $1.2 million decrease in interest expense on brokered CDs, primarily related to the $205.7 million decrease in the average balance in related deposits; and (iii) a $0.9 million decrease in interest expense on FHLB advances, primarily related to a $174.3 million decrease in the average balance of FHLB advances. These variances were partially offset by a $1.1 million increase in interest expense on repurchase agreements primarily related to the upward repricing of $200 million repurchase agreements (flipper repos) for which its interest rate changed early in 2021 from variable rates tied to 3-month LIBOR to a fixed rate of 3.90%.

• A $2.2 million increase in interest income on residential mortgage loans, primarily related to a $76.9 million increase the average balance of this portfolio, primarily related to loans acquired in the BSPR acquisition.

For the nine-month period ended September 30, 2021, net interest income increased $123.2 million to $545.8 million, compared to $422.6 million for the same period in 2020. The $123.2 million increase in net interest income was primarily due to:

• A $52.6 million increase in interest income on commercial and construction loans, mainly due to a $1.3 billion increase in the average balance of this portfolio that reflects the effect of both loans acquired in conjunction with the BSPR acquisition and SBA PPP loans originated through 2020 and 2021. Total discount accretion related to fair value marks on commercial and construction loans acquired in the BSPR acquisition amounted to $8.3 million in the first nine months of 2021, compared to $1.8 million in 2020. Additionally, interest income for the first nine months of 2021 includes $15.9 million earned on SBA PPP loans, including the acceleration of fee income recognition in the amount of $9.3 million related to forgiveness remittances of $458.3 million received in 2021, compared to $4.1 million interest income on SBA PPP loans recorded in the first nine months of 2020. This variance also reflects the benefit of interest income of $2.9 million realized from deferred interest recognized on a construction loan paid-off. These variances were partially offset by the decrease in yields in these portfolios. The decreases in yields on commercial and construction loans were the result of the predominance of loans in these categories with variable rates of interest tied to LIBOR and Prime rates, each of which decreased in 2020 and remained low in the first nine months of 2021.

As of September 30, 2021, the interest rate on approximately 40 % of the Corporation’s commercial and construction loans, excluding SBA PPP loans, was based upon LIBOR indices and 16% was based upon the Prime rate index. For the first nine months of 2021, the average one-month LIBOR rate declined 54 basis points, the average three-month LIBOR rate declined 64 basis points, and the average Prime rate declined 39 basis points compared to the average rates for such indices for the first nine months of 2020.

• A $25.3 million increase in interest income on consumer loans and finance leases, mainly due to a $357.8 million increase in the average balance of this portfolio, largely related to auto loans and finance leases. The increase in the average balance reflects the effect of both consumer loans acquired in connection with the BSPR acquisition and organic growth.

• A $21.2 million decrease in total interest expense, primarily due to: (i) a $15.8 million decrease in interest expense on interest-bearing checking, savings and non-brokered time deposits, primarily related to the effect of lower rates paid in response to the current level of the Federal Fund target rate that more than offset the effect of the $3.5 billion increase in average balance; (ii) a $4.2 million decrease in interest expense on brokered CDs, primarily related to the $239.1 million decrease in the average balance in related deposits; and (iii) a $2.2 million decrease in interest expense on FHLB advances, primarily related to a $150.5 million decrease in the average balance of FHLB advances.

• A $16.7 million increase in interest income on residential mortgage loans, primarily related to a $394.9 million increase the average balance of this portfolio, primarily related to loans acquired in the BSPR acquisition.

• An $8.5 million increase in interest income on investment securities, driven by a $3.2 billion increase in the average balance, primarily U.S. agencies MBS and debt securities, partially offset by higher premium amortization expense related to higher prepayment rates of U.S. agencies MBS and lower reinvestment yields.

The above-referenced increases were partially offset by:

• A $1.2 million decrease in interest income from interest-bearing cash balances, which consisted primarily of deposits maintained at the New York Fed. Balances at the New York Fed earned 0.12% during the first nine months of 2021, compared to 0.55% for the same period a year ago, a decrease attributable to declines in the Federal Funds target rate in the latter part of the first quarter of 2020. The adverse effect of lower rates was partially offset by a $799.0 million increase in the average balance of interest-bearing cash balances, primarily related to the strong growth in deposits.

The net interest margin decreased by 33 basis points to 3.60% for the third quarter of 2021, compared to the same period of 2020, and by 46 basis points to 3.77% for the first nine months of 2021, compared to the same period of 2020. The decrease for the 2021 periods was primarily attributable to a higher proportion of lower-yielding assets, such as interest-bearing cash deposited at the New York Fed and investment securities from continued strong deposit growth, to total interest-earning assets. The total average balance of interest-bearing cash balances and investment securities increased by $4.3 billion to 45% of total average interest-earning assets in the third quarter of 2021, compared to 32% in the third quarter of 2020. For the first nine months of 2021, the total average balance of interest-bearing cash balances and investment securities increased by $4.0 billion to 41% of total average interest-earning assets, compared to 29% for the same period of 2020.

Provision for Credit Losses

The provision for credit losses consists of provisions for credit losses on loans and finance leases and, unfunded loan commitments, as well as held-to-maturity and available-for-sale debt securities. The principal changes in the provision for credit losses by main categories follow:

Provision for credit losses for loans and finance leases

The provision for credit losses for loans and finance leases decreased by $56.8 million to a net benefit of $8.7 million for the third quarter of 2021, compared to an expense of $48.1 million for the third quarter of 2020. The results for the third quarter of 2020 included a $37.5 million Day 1 provision for credit losses related to non-PCD loans acquired in conjunction with the BSPR acquisition. The variances by major portfolio category are as follow:

• Provision for credit losses for the commercial and construction loan portfolio was a net benefit of $8.6 million for the third quarter of 2021, compared to an expense of $24.9 million in the third quarter of 2020. The net benefit recorded in the third quarter of 2021, reflects improvements in forecasted macroeconomic variables, primarily in the commercial real estate price index, and the overall decrease in the size of this portfolio. The reserve builds in the prior year included a $13.8 million Day 1 provision for credit losses recorded for non-PCD commercial and construction loans acquired in conjunction with the BSPR acquisition, and unfavorable changes in the economic forecast with the largest impact in the retail real estate industry.

• Provision for credit losses for the residential mortgage loan portfolio was a net benefit of $6.2 million for the third quarter of 2021, compared to an expense of $9.9 million in the third quarter of 2020. The net benefit recorded in the third quarter of 2021 was primarily related to improvements in the outlook of macroeconomic variables and the overall decrease in the size of the portfolio, partially offset by an incremental charge of $2.1 million related to the bulk sale of $52.5 million of residential mortgage nonaccrual loans and related servicing advances. The reserve build in the prior year included a $13.6 million Day 1 provision for credit losses for non-PCD residential mortgage loans acquired in conjunction with the BSPR acquisition, partially offset by favorable changes in the economic forecast, primarily in the regional home price index.

• Provision for credit losses for the consumer loans and finance leases portfolio was $6.1 million for the third quarter of 2021, compared to $13.3 million in the third quarter of 2020. The charge to the provision in the third quarter of 2021 was primarily related to the increase in the size of the auto and finance leases loan portfolio and, to certain extent, some increase in cumulative historical charge-off levels related to the credit card loan portfolio. The reserve build in the prior year included a $10.1 million Day 1 provision for credit losses for non-PCD consumer loans acquired in conjunction with the BSPR acquisition.

The provision for credit losses for loans and finance leases decreased by $208.0 million to a net benefit of $49.5 million for the first nine months of 2021, compared to an expense of $158.5 million for the first nine months of 2020. The variances by major portfolio category are as follows:

• Provision for credit losses for the commercial and construction loan portfolio was a net benefit of $51.1 million for the first nine months of 2021, compared to an expense of $67.6 million in the first nine months of 2020. The net benefit recorded in the first nine months of 2021, reflects improvements in forecasted macroeconomic variables, primarily in the commercial real estate price index and unemployment rate variables, and the overall decrease in the size of this portfolio in the Puerto Rico region. The significant reserve builds in the prior year were due to the deterioration in forecasted economic conditions due to the COVID-19 pandemic reflected across multiple sectors with higher increases in the ACL made for loans in the hospitality, office and retail real estate industries. The expense for the first nine months of 2020 included the $13.8 million Day 1 provision recorded for non-PCD commercial and construction loans acquired in conjunction with the BSPR acquisition.

• Provision for credit losses for the residential mortgage loan portfolio was a net benefit of $9.6 million for the first nine months of 2021, compared to an expense of $32.3 million in the first nine months of 2020. The net benefit recorded in the first nine months of 2021 reflects the effect of both improvements in the outlook of macroeconomic variables, such as regional unemployment rates and Home Price Index, and the overall portfolio decrease. The significant reserve builds in the prior year were due to the deterioration of the macroeconomic outlook as a result of the COVID-19 pandemic and the $13.6 million Day 1 provision recorded for non-PCD residential mortgage loans acquired in conjunction with the BSPR acquisition.

• Provision for credit losses for the consumer loans and finance leases portfolio was $11.2 million for the first nine months of 2021, compared to $58.7 million in the first nine months of 2020. The charges to the provision in the first nine months of 2021 reflects the effect of increases in cumulative historical charge-off levels related to the personal loans and credit card loan portfolios, as well as charges to the provision for auto loans and finance leases that, among other things, accounted for the overall increase in the size of these portfolios. The significant reserve builds in the prior year were due to the deterioration of the macroeconomic outlook as a result of the COVID-19 pandemic primarily reflected in auto loans, finance leases, and credit card loans, as well as the $10.1 million Day 1 provision recorded for non-PCD consumer loans acquired in conjunction with the BSPR acquisition.

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

Provision for credit losses for unfunded loan commitments

The provision for credit losses for unfunded commercial and construction loan commitments and standby letters of credit was a net benefit of $1.0 million and $3.4 million for the third quarter and first nine months of 2021, compared to a net benefit of $0.8 million for the third quarter of 2020 and a provision of $2.4 million for the nine-month period ended September 30, 2020. The net benefit recorded in the 2021 periods was mainly related to improvements in forecasted macroeconomic variables. The net benefit recorded in the third quarter of 2020 consisted of a $2.1 million release, mainly in connection with a construction loan facility, partially offset by a $1.3 million charge recorded in connection with unfunded loan commitments assumed in the BSPR acquisition. The charges in the first nine months of 2020 were primarily related to certain unfunded construction loan commitments for hotels in the Puerto Rico region and the aforementioned charge related to unfunded loan commitments assumed in the BSPR acquisition.

Provision for credit losses for held-to-maturity and available-for-sale debt securities

As of September 30, 2021, the held-to-maturity debt securities portfolio consisted of Puerto Rico municipal bonds. The provision for credit losses for held-to-maturity securities was a net benefit of $2.4 million and $0.5 million for the third quarter and first nine months of 2021, compared to a net benefit of $0.4 million for the third quarter of 2020 and a provision of $0.8 million for the nine-month period ended September 30, 2020. The net benefit recorded in the 2021 periods was mainly related to improvements in forecasted macroeconomic variables and the repayment of certain bonds, partially offset by changes in some issuers’ financial metrics based on their most recent financial statements. The net benefit recorded in the third quarter of 2020 was related to the repayment of certain bonds. Meanwhile, the ACL for available-for-sale securities of $1.2 million as of September 30, 2021 remained relatively unchanged since the beginning of the year. The Corporation recorded charges to the provision for credit losses for available-for-sale securities of $1.6 million for the nine-month period ended September 30, 2020, all recorded in the first half of 2020. These charges were in connection with private label MBS and a residential mortgage pass-through MBS issued by the Puerto Rico Housing Finance Authority (“PRHFA”) and resulted from a decline in the present value of expected cash flows based upon the performance of the underlying mortgages and the effect of a deterioration in forecasted economic conditions due to the COVID-19 pandemic.

Non-Interest Income

The following table presents the composition of non-interest income for the indicated periods:
	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
(In thousands)

Service charges on deposit accounts	$8,690	$5,848	$25,782	$16,280
Mortgage banking activities	6,098	7,099	19,775	14,573
Insurance income	2,318	1,473	9,774	7,436
Other operating income	12,840	10,132	35,455	29,263
Non-interest income before net gain on
investment securities and gain on early
extinguishment of debt	29,946	24,552	90,786	67,552
Net gain on sales of investment securities	-	5,288	-	13,380
Gain on early extinguishment of debt	-	94	-	94
Total	$29,946	$29,934	$90,786	$81,026

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

The other operating income category is composed of miscellaneous fees such as debit, credit card and POS interchange fees, as well as contractual shared revenues from merchant contracts.

The net gain (loss) on investment securities reflects gains or losses as a result of sales that are consistent with the Corporation’s investment policies.

Non-interest income of $29.9 million for the third quarter of 2021 remained relatively unchanged compared to the third quarter of 2020. The main variances within the components of non-interest income include:

• A $2.8 million increase in service charges and fees on deposits accounts, driven by the income generated by the acquired BSPR operations, primarily reflecting an increase in the number of cash management transactions of commercial clients, and an increase in the monthly service fee charged on certain checking and savings products.

• A $2.7 million increase in Other operating income in the table above, primarily related to a $2.2 million increase in transactional fee income from credit and debit cards, ATMs, POS, and merchant-related activity reflecting both the effect of the BSPR acquisition as well as increased transaction volumes and a $0.2 million increase in non-deferrable loan fees, such as unused commitment loan fees.

• A $0.8 million increase in insurance income, driven by a $0.5 million commission earned on the sale of an $8.0 million annuity contract.

The above-referenced increases were partially offset by:

• The effect in the third quarter of 2020 of the $5.3 million gain on sales of $116.6 million of available-for-sale U.S. agencies MBS and $803.3 million of available-for-sale U.S. Treasury notes. The Corporation realized a $5.1 million gain on the U.S. agencies MBS sold and a $0.2 million gain was realized on the sale of the U.S. Treasury notes that were acquired in the BSPR transaction.

• A $1.0 million decrease in revenues from mortgage banking activities, primarily related to a $1.4 million decrease in realized gains on sales of residential mortgage loans in the secondary market associated with a lower volume of sales, as well as a $0.6 million decrease related to the net change in mark-to-market gains and losses from both interest rate lock commitments and To-Be-Announced (“TBA”) MBS forward contracts, partially offset by a $0.8 million increase in servicing fee income. Total loans sold in the secondary market to GNMA and U.S. government-sponsored agencies (“GSEs”) during the third quarter of 2021 amounted to $109.6 million with a related net gain of $4.5 million (net of realized losses of $0.3 million on TBA hedges), compared to total loans sold in the secondary market during the third quarter of 2020 of $161.8 million with a related net gain of $5.9 million (net of realized losses of $0.4 million on TBA hedges).

Non-interest income for the nine-month period ended September 30, 2021 amounted to $90.8 million, compared to $81.0 million for the same period in 2020. The $9.8 million increase in non-interest income was primarily due to:

• A $9.5 million increase in service charges on deposits, driven by the income generated by the acquired BSPR operations, primarily reflecting an increase in the number of cash management transactions of commercial clients.

• A $5.2 million increase in revenues from mortgage banking activities, driven by a $5.1 million increase in realized gain on sales of residential mortgage loans in the secondary market and a $2.7 million increase in service fee income, partially offset by a $1.3 million increase in the amortization expense related to mortgage servicing rights and a $1.6 million decrease related to the net change in mark-to-market gains and losses from both interest rate lock commitments and TBA MBS forward contracts. Total loans sold in the secondary market to U.S. GSEs during the first nine months of 2021 amounted to $407.8 million, with a related net gain of $15.8 million (net of realized losses of $0.2 million on TBA hedges), compared to total loans sold in the secondary market during the first nine months of 2020 of $319.3 million, with a related net gain of $10.7 million (net of realized losses of $1.9 million on TBA hedges).

• A $6.2 million increase in Other operating income in the table above, primarily reflecting: (i) an $8.9 million increase in transactional fee income from credit and debit cards, ATMs, POS, and merchant-related activity reflecting both the effect of the BSPR acquisition as well as increased transaction volumes due to the impact of the COVID-19 pandemic on economic activity the last year; (ii) a $1.0 million increase in fees and commissions from other banking services such as wire transfers, insurance referrals, and official checks; and (iii) a $0.7 million increase in non-deferrable loan fees, such as unused commitment loan fees. These variances were partially offset by the effect of the $5.0 million benefit recorded in the second quarter of 2020 resulting from the final settlement of the Corporation’s business interruption insurance claim associated with lost profits caused by Hurricanes Irma and Maria in 2017.

• A $2.3 million increase in insurance income, driven by higher property insurance commissions, impacted by a higher volume of residential mortgage loan originations during the first half nine months of 2021, when compared to same period in 2020, and higher sells of annuities and accidental death policies.

The above-described increases were partially offset by the effect in 2020 of a $13.4 million gain on sales of investment securities consisting of: (i) a $13.2 million gain on sales of approximately $392.2 million on available-for-sale U.S. agencies MBS; and (ii) a $0.2 million gain on sales of approximately $803.3 million of available-for-sale U.S. Treasury notes acquired in the BSPR acquisition.

Non-Interest Expenses

The following table presents the components of non-interest expenses for the indicated periods:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020

(In thousands)

Employees' compensation and benefits	$50,220	$43,063	$150,776	$125,454
Occupancy and equipment	23,306	19,064	71,664	50,567
FDIC deposit insurance premium	1,381	1,630	5,291	4,588
Taxes, other than income taxes	5,238	4,510	17,013	11,967
Professional fees:
Collections, appraisals and other credit-related fees	1,451	1,262	3,841	4,345
Outsourced technology services	8,878	6,949	33,197	21,450
Other professional fees	3,225	3,352	10,981	9,529
Credit and debit card processing expenses	5,573	4,859	16,646	12,747
Business promotion	3,370	3,046	9,565	8,982
Communications	2,250	2,246	7,119	5,975
Net (gain) loss on OREO and OREO operations expenses	(2,288)	1,019	(529)	3,018
Merger and restructuring costs	2,268	10,441	24,582	14,188
Other	9,164	6,067	27,363	16,668
Total	$114,036	$107,508	$377,509	$289,478

Non-interest expenses for the third quarter of 2021 were $114.0 million, compared to $107.5 million for the same period in 2020. Included in non-interest expenses are the following special items:

• Merger and restructuring costs associated with the acquisition of BSPR of $2.3 million for the third quarter of 2021, compared to $10.4 million for the third quarter of 2020. These costs in the third quarter of 2021 primarily included charges related to system conversions completed early in the third quarter and other integration related efforts. For the third quarter of 2020, costs primarily included legal and financial consultant fees, as well as expenses incurred in integration efforts.

• COVID-19 pandemic-related expenses of $0.6 million for the third quarter of 2021, compared to $1.0 million for the third quarter of 2020. For the third quarter of 2021 these costs primarily consisted of expenses of $0.6 million associated with cleaning and security protocols, included as part of Occupancy and equipment costs in the table above. For the third quarter of 2020, these costs primarily consisted of: (i) expenses of $0.8 million associated with cleaning and security protocols, included as part of Occupancy and equipment in the table above; (ii) expenses of $0.1 million related to communications established with customers, included as part of Business promotion in the table above; and (iii) expenses of $0.1 million in sales and use taxes included as part of Taxes, other than income taxes in the table above.

On a non-GAAP basis, adjusted non-interest expenses, excluding the effect of the special items mentioned above, amounted to $111.1 million for the third quarter of 2021, compared to $96.1 million for the third quarter of 2020. The $15.0 million increase in adjusted non-interest expenses primarily reflects the effect of operations, personnel, and branches acquired from BSPR. Some of the most significant variances in adjusted non-interest expenses follows:

• An $7.2 million increase in adjusted employees’ compensation and benefit expenses, primarily driven by incremental expenses related to personnel retained from the acquisition of BSPR and a $0.3 million decrease in deferred loan origination costs associated with the effect of SBA PPP loans originations closed in the third quarter of 2020.

• A $4.4 million increase in adjusted occupancy and equipment expenses, primarily related to incremental expenses associated with the BSPR acquired operations including, among others, depreciation, software maintenance electricity, and rental expenses.

• A $3.1 million increase in adjusted Other non-interest expense, in the table above, including a $1.3 million increase in the amortization of intangible assets, primarily associated with the intangible assets recognized in connection with the BSPR acquisition, a $1.1 million increase in charges for legal and operational reserves, and a $0.9 million increase in insurance and supervisory expenses, primarily associated with higher costs on insurance policies.

• A $2.0 million increase in adjusted professional service fees, primarily related to outsourced technology fees.

• A $0.8 million increase in adjusted taxes, other than income taxes, primarily related to incremental municipal license taxes, property taxes, and sales and use taxes related to the acquired operations.

• A $0.7 million increase in credit and debit card processing expenses, primarily related to incremental expenses of the acquired operations and higher transaction volumes, partially offset by incentive payments and costs reimbursement totaling $1.4 million recorded in connection with a debit card processing contract.

• A $0.4 million increase in adjusted business promotion expense, primarily related to a $0.3 million increase in the cost of the credit card reward program.

The above-described increases were partially offset by a $3.3 million decrease in the net loss on OREO operations, primarily due to a $2.5 million increase in realized gains on sales of OREO properties, as well as a $1.0 million decrease in write-downs to the value of OREO properties.

Non-interest expenses for the first nine months of 2021 were $377.5 million, compared to $289.5 million for the same period in 2020. Included in non-interest expenses are the following special items:

• Merger and restructuring costs associated with the acquisition of BSPR of $24.6 million for the first nine months of 2021, compared to $14.2 million for the comparable period of 2020. These costs in 2021 primarily included charges related to voluntary and involuntary employee separation programs implemented in the Puerto Rico region, as well as consulting fees, expenses related to system conversions and other integration related efforts, expenses related to service contracts cancellation penalties, and accelerated depreciation charges related to planned closures and consolidation of branches in accordance with the Corporation’s integration and restructuring plan.

• COVID-19 pandemic-related expenses of $3.0 million for the first nine months of 2021, compared to $4.3 million for the comparable period of 2020. For the first nine months of 2021 these costs primarily consisted of: (i) expenses of $2.6 million associated with cleaning and security protocols, included as part of Occupancy and equipment costs in the table above; and (ii) $0.2 million in sales and use taxes, included as part of Taxes, other than income taxes in the table above. For the first nine months of 2020, these costs primarily consisted of: (i) expenses of $1.7 million associated with bonuses paid to branch personnel and other essential employees for working during the pandemic, as well as other employee-related expenses such as expenses for the administration of COVID-19 tests and purchases of personal protective equipment, included as part of Employees’ compensation and benefit in the table above; (ii) expenses of $1.8 million associated with cleaning and security protocols, included as part of Occupancy and equipment in the table above; (iii) expenses of $0.6 million related to communications established with customers, included as part of Business promotion in the table above; and (iv) expenses of $0.2 million in sales and use taxes included as part of Taxes, other than income taxes in the table above.

• Benefit from hurricane-related expenses insurance recoveries recorded as contra-expense in the first nine months of 2020 amounting to $1.2 million, primarily related to repairs and maintenance expenses, included as a contra expense of Occupancy and equipment costs in the table above.

On a non-GAAP basis, adjusted non-interest expenses, excluding the effect of the special items mentioned above, amounted to $350.0 million for the first nine months of 2021, compared to $272.2 million for the comparable period of 2020. The $77.8 million increase in adjusted non-interest expenses primarily reflects the effect of operations, personnel, and branches acquired from BSPR. Some of the most significant variances in adjusted non-interest expenses follows:

• A $27.0 million increase in adjusted employees’ compensation and benefit expenses, primarily driven by incremental expenses related to personnel retained from the acquisition of BSPR.

• A $19.4 million increase in adjusted occupancy and equipment expenses, primarily related to incremental expenses associated with the BSPR acquired operations including, among others, depreciation, software maintenance, electricity, and rental expenses.

• A $12.5 million increase in adjusted professional service fees, including an increase of approximately $7.0 million related to temporary technology processing costs of the acquired BSPR operations up to the completion of system conversions early in the third quarter of 2021, a $1.0 million increase in consulting and legal fees, partially offset by a $0.5 million decrease in attorneys’ collection fees, appraisals and other credit-related fees.

• A $10.7 million increase in adjusted Other non-interest expense, in the table above, including a $5.7 million increase in the amortization of intangible assets, primarily associated with the intangibles assets recognized in connection with the BSPR acquisition, and a $3.4 million increase in insurance and supervisory expenses, primarily associated with higher costs on insurance policies.

• A $5.0 million increase in adjusted taxes, other than income taxes, primarily related to incremental municipal license taxes, property taxes, and sales and use taxes related to the acquired operations.

• A $3.9 million increase in credit and debit card processing expenses, primarily related to incremental expenses of the acquired operations and higher transaction volumes due to the effect of the COVID-19 pandemic on economic activity last year.

• A $1.1 million increase in communication expenses, primarily related to incremental expenses on telephone, data and postage related to the acquired operations.

• A $0.7 million increase in the FDIC insurance premium expense.

The above-described increases were partially offset by a $3.5 million decrease in the net loss on OREO operations, primarily due to higher realized gains on sales of residential and commercial OREO properties.

Income Taxes

For the third quarter and first nine months of 2021, the Corporation recorded an income tax expense of $37.1 million and $105.2 million, respectively, compared to income tax benefit of $4.4 million and $1.3 million for the comparable periods in 2020. The variances were primarily related to higher pre-tax income driven by credit losses reserve releases in the 2021 periods, compared to significant charges to the provision recorded during the comparable periods in 2020, and a higher level of taxable income. The income tax benefit reported in the 2020 periods also includes the effect of an $8.0 million partial reversal of the Corporation’s deferred tax asset valuation allowance recorded after consideration of significant positive evidence on the utilization of NOLs due to the acquisition of BSPR.

For the quarter and nine-month period ended September 30, 2021, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes” (“ASC 740-270”), requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The Corporation’s estimated annual effective tax rate in the first nine months of 2021, excluding entities from which a tax benefit cannot be recognized and discrete items, was 33%, compared to 21% for the first nine months of 2020. The estimated annual effective tax rate, including all entities, for 2021 was 34% (34% excluding discrete items), compared to 17% for the first nine months of 2020 (23% excluding discrete items). The increase in the estimated effective tax rate is primarily related to higher pre-tax income driven by credit losses reserve releases in the 2021 periods, compared to significant charges to the provision recorded during the comparable periods in 2020, a higher level of taxable income in the first nine months of 2021, and aforementioned $8.0 million partial reversal of deferred tax asset valuation allowance.

The Corporation’s net deferred tax asset amounted to $243.4 million as of September 30, 2021, net of a valuation allowance of $106.3 million, and management concluded, based upon the assessment of all positive and negative evidence, that it was more likely than not that the Corporation will generate sufficient taxable income to realize such amount. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $243.4 million as of September 30, 2021, net of a valuation allowance of $65.6 million, compared to a net deferred tax asset of $329.1 million, net of a valuation allowance of $59.9 million, as of December 31, 2020. The decrease in the deferred tax assets is mainly driven by the aforementioned credit losses reserve releases and the usage of net operating losses. The increase in the valuation allowance during the first nine months of 2021 was primarily related to the change in the market value of available-for-sale securities. The Corporation maintains a full valuation allowance for its deferred tax assets associated with capital losses carry forward. Therefore, changes in the unrealized losses of available-for-sale securities result in a change in the deferred tax asset and an equal change in the valuation allowance without having an effect on earnings.

In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the third quarter and nine-month period ended September 30, 2021, the Corporation incurred an income tax expense of approximately $2.1 million and $4.5 million, respectively, related to its U.S. operations, compared to $1.2 million and $3.4 million, respectively, for the comparable periods in 2020. The limitation did not impact the USVI operations in the third quarter and nine-month periods ended September 30, 2021 and 2020.

The Corporation accounts for uncertain tax positions under the provisions of ASC Topic 740. The Corporation’s policy is to report interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2021, the Corporation had $0.1 million of accrued interest and penalties related to uncertain tax positions in the amount of $1.0 million that it acquired from BSPR, which, if recognized, would decrease the effective income tax rate in future periods. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding amounts for current tax year positions, expiration of open income tax returns due to the statute of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation, and legislative activity, and the addition or elimination of uncertain tax positions. The statute of limitations under the 2011 PR code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2017 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2016 remain open to examination.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

The Corporation’s total assets were $21.3 billion as of September 30, 2021, an increase of $2.5 billion from December 31, 2020. The increase was primarily related to a $2.0 billion increase in investment securities, mainly driven by purchases of U.S. agencies MBS and U.S. agencies callable and bullet debentures, partially offset by U.S. agencies bonds that were called prior to maturity during the first nine months of 2021, prepayments of U.S. agencies MBS, and a decrease in the fair value of available-for-sale investment securities attributable to changes in market interest rates. In addition, there was an increase of $1.2 billion in cash and cash equivalents attributable to the liquidity obtained from the growth in deposits and loan repayments. These variances were partially offset by a decrease of $656.3 million in total loans, as further discussed below.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the indicated dates:

	September 30,	December 31,
	2021	2020
(In thousands)
Residential mortgage loans	$3,095,015	$3,521,954

Commercial loans:
Commercial mortgage loans	2,136,502	2,230,602
Construction loans	170,208	212,500
Commercial and Industrial loans (1)	2,932,712	3,202,590
Total commercial loans	5,239,422	5,645,692
Consumer loans and finance leases	2,806,145	2,609,643
Total loans held for investment	11,140,582	11,777,289

Less:
Allowance for credit losses for loans and finance leases	(288,360)	(385,887)
Total loans held for investment, net	$10,852,222	$11,391,402
Loans held for sale	30,681	50,289
Total loans, net	$10,882,903	$11,441,691

(1)	As of September 30, 2021 and December 31, 2020, includes $218.4 million and $406.0 million, respectively, of SBA PPP loans.

As of September 30, 2021, the Corporation’s total loan portfolio, before the ACL, amounted to $11.2 billion, a decrease of $656.3 million when compared to December 31, 2020. The decrease consisted of reductions of $613.4 million in the Puerto Rico region, $39.8 million in the Virgin Islands region, and $3.1 million in the Florida region. On a portfolio basis, the decrease consisted of reductions of $446.5 million in residential mortgage loans and $406.3 million in commercial and construction loans (including a $187.6 million decrease in the SBA PPP loan portfolio), partially offset by an increase of $196.5 million in consumer loans, including a $285.8 million increase in auto loans and leases. As further discussed below, the decrease in commercial and construction loans reflects, among other things, the effect of the payoff of five large commercial mortgage loan relationships totaling $156.8 million, and the sale of three criticized commercial loan participations totaling $28.0 million in the Florida region. The decline in the residential mortgage loan portfolio reflects the $52.5 million bulk sale of nonaccrual loans, as well as repayments and charge-offs, which more than offset the volume of new loan originations kept on the balance sheet.

As of September 30, 2021, the loans held for investment portfolio was comprised of commercial and construction loans (47%), residential real estate loans (28%), and consumer and finance leases (25%). Of the total gross loan portfolio held for investment of $11.1 billion as of September 30, 2021, the Corporation had credit risk concentration of approximately 78% in the Puerto Rico region, 18% in the United States region (mainly in the state of Florida), and 4% in the Virgin Islands region, as shown in the following table:

As of September 30, 2021	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,450,624	$190,539	$453,852	$3,095,015
Commercial mortgage loans	1,644,633	64,665	427,204	2,136,502
Construction loans	45,666	4,471	120,071	170,208
Commercial and Industrial loans (1)	1,847,057	114,494	971,161	2,932,712
Total commercial loans	3,537,356	183,630	1,518,436	5,239,422
Consumer loans and finance leases	2,736,421	51,913	17,811	2,806,145
Total loans held for investment, gross	$8,724,401	$426,082	$1,990,099	$11,140,582
Loans held for sale	29,205	830	646	30,681
Total loans, gross	$8,753,606	$426,912	$1,990,745	$11,171,263

(1)

As of September 30, 2021, includes $218.4 million of SBA PPP loans consisting of $158.2 million in the Puerto Rico region, $14.4 million in the Virgin Islands region, and $45.8 million in the United States region.

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

Residential Real Estate Loans

As of September 30, 2021, the Corporation’s total residential mortgage loan portfolio, including loans held for sale, decreased by $446.5 million, as compared to the balance as of December 31, 2020. The decline reflects reductions in all regions driven by repayments and charge-offs, which more than offset the volume of new loan originations kept on the balance sheet. In addition, the decrease in the residential mortgage loan portfolio reflects the sale of $52.5 million of non-performing residential mortgage loans. Consistent with the Corporation’s strategies, the residential mortgage loan portfolio decreased by $354.0 million in the Puerto Rico region, $69.8 million in the Florida region, and $22.7 million in the Virgin Islands region. Approximately 89% of the $373.8 million in residential mortgage loan originations in the Puerto Rico region during the first nine months of 2021 consisted of conforming loan originations and refinancings. Conforming mortgage loans are generally originated with the intent to sell in the secondary market to GNMA and U.S. government-sponsored agencies.

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

Commercial and Construction Loans

As of September 30, 2021, the Corporation’s commercial and construction loan portfolio decreased by $406.3 million (including a $187.6 million decrease in the SBA PPP loan portfolio), as compared to the balance as of December 31, 2020. The decrease in commercial and construction loans was primarily reflected in the Puerto Rico region, which declined by $464.7 million (including a $142.9 million decrease in the SBA PPP loan portfolio), as compared to the balance as of December 31, 2020. Excluding the $142.9 million decrease in the SBA PPP loan portfolio, commercial and construction loans in the Puerto Rico region decreased by $321.7 million, driven by the aforementioned payoff of five large commercial mortgage loan relationships totaling $156.8 million, a $20.2 million decrease in the outstanding balance of loans extended to municipalities and other government units, a $14.8 million decrease in the balance of floor plan lines of credit, several commercial and industrial term loans individually in excess of $3 million that were paid off during the first nine months of 2021 and totaled approximately $20.9 million, principal repayments that reduced by $56.7 million the balance of revolving lines of credit related to six commercial and industrial relationships and additional repayments.

In the Virgin Islands region, commercial and construction loans decreased by $17.3 million (including a $13.0 million decrease in the SBA PPP loan portfolio) as compared to the balance as of December 31, 2020. Excluding the $13.0 million decrease in the SBA PPP loan portfolio, commercial and construction loans in the Virgin Islands region decreased by $4.3 million primarily due to a $6.0 million repayment of a nonaccrual construction loan.

In the Florida region, commercial and construction loans increased by $75.7 million (net of a $31.7 million decrease in the SBA PPP loan portfolio). Excluding the $31.7 million decrease in the SBA PPP loan portfolio, commercial and construction loans in the Florida region increased by $107.4 million, driven by the origination of several commercial loans individually in excess of $10 million related to nine commercial and industrial relationships and totaling $167.5 million, partially offset by the sale of three criticized commercial loan participations totaling $28.0 million.

As mentioned above, the SBA reactivated the PPP in January 2021. The Corporation originated additional PPP loans up to the end of the program on May 31, 2021. As of September 30, 2021, SBA PPP loans, net of unearned fees of $12.4 million, totaled $218.4 million, compared to $406.0 million as of December 31, 2020. In the first nine months of 2021, the Corporation originated $283.6 million in PPP loans and received forgiveness remittances and customer payments of approximately $465.7 million in the principal balance of PPP loans.

As of September 30, 2021, the Corporation had $181.1 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $201.3 million as of December 31, 2020. As of September 30, 2021, approximately $100.4 million consisted of loans extended to municipalities in Puerto Rico that are supported by assigned property tax revenues, and $32.2 million consisted of municipal special obligation bonds. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of September 30, 2021 included $13.1 million in loans granted to an affiliate of the Puerto Rico Electric Power Authority (“PREPA”) and $35.4 million in loans to an agency of the Puerto Rico central government.

The Corporation also has credit exposure to USVI government entities. As of September 30, 2021, the Corporation had $62.5 million in loans to USVI government instrumentalities and public corporations, compared to $61.8 million as of December 31, 2020. Of the amount outstanding as of September 30, 2021, public corporations of the USVI owed approximately $39.3 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of September 30, 2021, all loans were currently performing and up to date on principal and interest payments.

As of September 30, 2021, the Corporation’s total exposure to shared national credit (“SNC”) loans (including unused commitments) amounted to $853.5 million, compared to $882.9 million as of December 31, 2020. As of September 30, 2021, approximately $106.6 million of the SNC exposure related to the portfolio in the Puerto Rico region and $746.9 million related to the portfolio in the Florida region.

The composition of the Corporationʼs construction loan portfolio held for investment as of September 30, 2021 and December 31, 2020 by category and geographic location follows:

As of September 30, 2021
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	-	$956	$-	$956
Single-family, detached	8,721	-	11,047	19,768
Total for residential housing projects	8,721	956	11,047	20,724
Construction loans to individuals secured by residential properties	48	-	-	48
Loans for commercial projects	27,983	2,251	108,171	138,405
Land loans - residential	4,379	1,264	853	6,496
Land loans - commercial	4,535	-	-	4,535
Total construction loan portfolio, gross	45,666	4,471	120,071	170,208
ACL	(1,552)	(245)	(3,522)	(5,319)
Total construction loan portfolio, net	$44,114	$4,226	$116,549	$164,889

(1)		Mid-rise relates to buildings of up to 7 stories.

As of December 31, 2020
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$116	$956	$-	$1,072
Single-family, detached	14,685	459	4,980	20,124
Total for residential housing projects	14,801	1,415	4,980	21,196
Construction loans to individuals secured by residential properties	48	-	-	48
Loans for commercial projects	48,185	8,635	120,888	177,708
Land loans - residential	5,685	1,347	1,616	8,648
Land loans - commercial	4,900	-	-	4,900
Total construction loan portfolio, gross	73,619	11,397	127,484	212,500
ACL	(1,752)	(880)	(2,748)	(5,380)
Total construction loan portfolio, net	$71,867	$10,517	$124,736	$207,120

(1)	Mid-rise relates to buildings of up to 7 stories.

The following table presents further information related to the Corporation’s construction portfolio as of and for the nine-month period ended September 30, 2021:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$98,909
Construction loans held for investment in nonaccrual status	$6,093
Net recoveries - Construction loans	$(64)
ACL - Construction loans	$5,319
Nonaccrual construction loans to total construction loans	3.58%
ACL for construction loans to total construction loans held for investment	3.13%
Net recoveries (annualized) to total average construction loans	-0.05%

Consumer Loans and Finance Leases

As of September 30, 2021, the Corporation’s consumer loan and finance lease portfolio increased by $196.5 million to $2.8 billion, as compared to the portfolio balance as of December 31, 2020. The increase primarily reflects increases in auto loans and finance leases, which increased by $209.9 million and $75.8 million, respectively, partially offset by reductions in personal loans and credit cards loans of $51.5 million and $31.8 million, respectively. The growth in consumer loans is mainly reflected in the Puerto Rico region and was driven by an increased level of loan originations.

Loan Production

First BanCorp. relies primarily on its retail network of branches to originate residential and consumer loans. The Corporation may supplement its residential mortgage originations with wholesale servicing released mortgage loan purchases from mortgage bankers. The Corporation manages its construction and commercial loan originations through centralized units and most of its originations come from existing customers, as well as through referrals and direct solicitations.

The following table provides a breakdown of First BanCorp.’s loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, for the periods indicated:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
(In thousands)

Residential mortgage	$147,212	$190,366	$468,306	$384,954
Commercial mortgage	113,789	51,778	246,223	172,840
Commercial and Industrial	510,551	474,961	1,911,230	1,503,168
Construction	24,367	27,740	71,009	100,986
Consumer	405,305	308,595	1,121,386	740,484
Total loan production	$1,201,224	$1,053,440	$3,818,154	$2,902,432

Total loan originations, including purchases, refinancing and draws from existing revolving and non-revolving commitments, amounted to $1.2 billion for the third quarter of 2021, compared $1.1 billion, for the comparable period in 2020. Loan originations in the third quarter of 2020, included $15.1 million of SBA PPP loans. Excluding SBA PPP loans, total loan originations in the third quarter of 2021 increased by $162.7 million compared to the same period a year ago. For the nine-month period ended September 30, 2021, total loan originations, amounted to $3.8 billion, compared to $2.9 billion for the comparable period in 2020. During the first nine-months of 2021, the Corporation originated SBA PPP loans totaling $283.7 million, compared to $390.2 million for the comparable period in 2020. Excluding SBA PPP loans, total loan originations were $3.5 billion for the first nine-months of 2021, compared to $2.5 billion for the comparable period in 2020. The originations in the first half of 2020 were affected by the onset of the COVID-19 pandemic and related restrictive measures that caused a sharp contraction in economic activity and high levels of volatility across most financial markets.

Residential mortgage loan originations for the quarter and nine-month period ended September 30, 2021 amounted to $147.2 million and $468.3 million, respectively, compared to $190.4 million and $385.0 million for the comparable periods in 2020, respectively. The decrease of $43.2 million in the third quarter of 2021, as compared to the same period in 2020, reflects decreases of $20.8 million and $22.8 million in the Puerto Rico and Florida regions, respectively, partially offset by an increase of $0.4 million in Virgin Islands region. For the nine-month period ended September 30, 2021, the increase of $83.3 million consisted of an increase of $103.5 million in the Puerto Rico region, partially offset by decreases of $19.6 million and $0.6 million in the Florida and Virgin Island regions, respectively. The increase in the nine-month period ended September 30, 2021, reflects the effect of a higher volume of refinanced loans and conforming loan originations driven by the effect of lower mortgage loan interest rates and increased home purchasing activity during the first half of the year and the effect in 2020 of disruptions in the loan underwriting and closing processes caused by the almost two-month lockdown related to the COVID-19 pandemic that was implemented in Puerto Rico on March 16, 2020.

Commercial and construction loan originations (excluding government loans) for the third quarter of 2021 and 2020 amounted to $607.4 million and $527.3 million, respectively. Loan originations in the third quarter of 2020, included $15.1 million of SBA PPP loans. Excluding SBA PPP loan originations, commercial and construction loan originations in the third quarter of 2021 increased by $95.0 million compared to the same period a year ago consisting of: (i) an $84.5 million increase in commercial and construction loan originations in the Florida region; (ii) a $6.3 million increase in commercial loan originations in the Puerto Rico region; and (iii) a $3.8 million increase in commercial loan originations in the Virgin Island region. For the nine-month periods ended September 30, 2021 and 2020, commercial and construction loan originations (excluding government loans), amounted to $2.2 billion and $1.7 billion, respectively. During the first nine months of 2021, the Corporation originated SBA PPP loans totaling $283.7 million, compared to $390.2 million for the comparable period in 2020. Excluding SBA PPP loans, total loan originations were $1.9 billion for the first nine months of 2021, compared to $1.4 billion for the comparable period in 2020. The increase in the first nine months of 2021, as compared to the same period in 2020, consisted of: (i) a $323.9 million increase in commercial and construction loan originations in the Puerto Rico region; (ii) a $198.3 million increase in commercial and construction loan originations in the Florida region; and (iii) a $4.9 million increase in commercial and construction loan originations in the Virgin Island region. The increase in 2021 reflects an increase in the utilization of floor plan and other commercial lines of credit, as compared to 2020, as well as a higher volume of commercial mortgage loan originations reflecting the effect in 2020 of disruptions caused by the COVID-19 pandemic and related restrictive measures on economic activities, as well as the overall increase in the portfolio of commercial lines of credit in 2021 related to the acquisition of BSPR late in the third quarter of 2020.

Government loan originations for the quarter and nine-month period ended September 30, 2021 amounted to $41.2 million and $60.4 million, respectively, compared to $27.1 million and $29.4 million, respectively, for the comparable periods in 2020. Government loan originations in the third quarter and first nine months of 2021 was driven by the refinancing of several loans of a government unit in the Virgin Islands, as well as the refinancing of several loans of municipalities in the Puerto Rico region.

Originations of auto loans (including finance leases) for the quarter and nine-month period ended September 30, 2021 amounted to $248.4 million and $691.9 million, respectively, compared to $199.7 million and $430.8 million, respectively, for the comparable periods in 2020. The increase for the 2021 periods was primarily in the Puerto Rico region and reflects, among other things, the effect in 2020 of disruptions caused by the COVID-19 pandemic-related lockdowns and quarantines. Personal loan originations, other than credit cards, for the quarter and nine-month period ended September 30, 2021 amounted to $45.9 million and $123.9 million, respectively, compared to $26.6 million and $83.8 million, respectively, for the comparable periods in 2020. Most of the increase in personal loan originations for the quarter and nine-month period ended September 30, 2021, as compared to the same periods in 2020, was in the Puerto Rico region, reflecting the effect in 2020 of disruptions caused by the COVID-19 pandemic and related restrictive measures on economic activities. The utilization activity on the outstanding credit card portfolio for the quarter and nine-month period ended September 30, 2021 amounted to approximately $110.9 million and $305.5 million, respectively, compared to $82.3 million and $225.8 million, respectively, for the comparable periods in 2020.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk strategies, First BanCorp. maintains an investment portfolio that is classified as available for sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of September 30, 2021 amounted to $6.7 billion, a $2.0 billion increase from December 31, 2020. The increase was mainly driven by purchases of U.S. agencies MBS and U.S. agencies callable and bullet debentures totaling $3.3 billion during the first nine months of 2021, partially offset by prepayments of $865.0 million of U.S. agencies MBS, approximately $252.8 million of U.S. agencies bonds that were called prior to maturity during the first nine months of 2021, and an $89.2 million decrease in the fair value of available-for-sale investment securities attributable to changes in market interest rates. Despite recent fluctuations, long-term market interest rates remain at low levels, which may trigger accelerated exercises of call options and prepayment rights on investments securities in the future. These risks are directly linked to future period market interest rate fluctuations.

As of September 30, 2021, approximately 99% of the Corporation’s available-for-sale securities portfolio was invested in U.S. government and agencies debentures and fixed-rate GSEs’ MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). In addition, as of September 30, 2021, the Corporation held a bond issued by the PRHFA, classified as available for sale, specifically a residential pass-through MBS in the aggregate amount of $3.7 million (fair value - $2.9 million). This residential pass-through MBS issued by the PRHFA is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010 and had an unrealized loss of $0.8 million as of September 30, 2021, of which $0.3 million is due to credit deterioration and was charged against earnings through an ACL during 2020. Due to deterioration in the delinquency status of the underlying second mortgage loans of this MBS issued by the PRHFA, the Corporation classified the investment in nonaccrual status in the second quarter of 2021.

As of September 30, 2021, the Corporation’s held-to-maturity investment securities portfolio, before the ACL, amounted to $177.8 million, compared to $189.5 million as of December 31, 2020. As of September 30, 2021, the ACL for held-to-maturity debt securities was $8.3 million, down $0.5 million from $8.8 million as of December 31, 2020. Held-to-maturity investment securities consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which the Corporation accounts for as securities, but which were underwritten as loans with features that are typically found in commercial loans. These obligations typically are not issued in bearer form, are not registered with the Securities and Exchange Commission, and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and, in most cases, are supported by assigned property tax revenues. Approximately 73% of the Corporation’s municipality bonds consisted of obligations issued by four of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. Given the uncertainties as to the effects that the fiscal position of the Puerto Rico central government, the COVID-19 pandemic, and the measures taken, or to be taken, by other government entities may have on municipalities, the Corporation cannot be certain whether future charges to the ACL on these securities will be required.

See “Risk Management – Exposure to Puerto Rico Government” below for information and details about the Corporation’s total direct exposure to the Puerto Rico government, including municipalities.

The following table presents the carrying value of investments as of the indicated dates:

	September 30,	December 31,
	2021	2020
(In thousands)

Money market investments	$2,682	$60,572

Investment securities available for sale, at fair value:
U.S. government and agencies obligations	2,356,508	1,187,674
Puerto Rico government obligations	2,894	2,899
MBS	4,329,077	3,455,796
Other	1,000	650
Total investment securities available for sale, at fair value	6,689,479	4,647,019

Investment securities held-to-maturity, at amortized cost:
Puerto Rico municipal bonds	177,805	189,488
ACL for held-to-maturity debt securities	(8,317)	(8,845)
	169,488	180,643

Equity securities, including $27.0 million and $31.2 million of FHLB stock,
as of September 30, 2021 and December 31, 2020, respectively	37,427	37,588
Total money market investments and investment securities	$6,899,076	$4,925,822

MBS as of September 30, 2021 and December 31, 2020 consisted of:

	September 30,	December 31,
(In thousands)	2021	2020

Available for sale:
FHLMC certificates	$1,488,567	$1,149,871
GNMA certificates	439,163	699,492
FNMA certificates	1,814,153	1,320,281
Collateralized mortgage obligations issued or guaranteed
by FHLMC, FNMA or GNMA	579,620	277,724
Private label MBS	7,574	8,428
Total MBS	$4,329,077	$3,455,796

The carrying values of investment securities classified as available for sale and held to maturity as of September 30, 2021 by contractual maturity (excluding MBS) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. government and agencies obligations:
Due after one year through five years	1,852,185	0.60
Due after five years through ten years	487,384	0.86
Due after ten years	16,939	0.63
	2,356,508	0.65

Puerto Rico government and municipalities obligations:
Due within one year	2,993	5.39
Due after one year through five years	14,667	2.36
Due after five years through ten years	90,377	4.26
Due after ten years	72,662	4.22
	180,699	4.11

Other Investment Securities:
Due within one year	500	0.72
Due after one year through five years	500	0.84
Total	2,538,207	0.90

MBS	4,329,077	1.24
ACL on held-to-maturity debt securities	(8,317)	-
Total investment securities available for sale and held to maturity	$6,858,967	1.11

Net interest income of future periods could be affected by prepayments of MBS. Any acceleration in the prepayments of MBS would lower yields on these securities, since the amortization of premiums paid upon acquisition of these securities would accelerate. Conversely, acceleration of the prepayments of MBS would increase yields on securities purchased at a discount, since the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of September 30, 2021, the Corporation had approximately $2.0 billion in debt securities (U.S. agencies government securities) with embedded calls, which were primarily purchased at a discount and with an average yield of 0.66%. See “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and the Corporation’s interest rate risk management strategies. Also refer to Note 5 – Investment Securities, in the Corporation’s unaudited consolidated financial statements for the quarter and nine-month period ended September 30, 2021 for additional information regarding the Corporation’s investment portfolio.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. During the first nine months of 2021, the Corporation continued to pay quarterly interest payments on the subordinated debentures associated with its TRuPs, the monthly dividend income on its non-cumulative perpetual monthly income preferred stock, and quarterly dividends on its common stock. In addition, since the inception of the $300 million stock repurchase program through September 30, 2021, the Corporation has repurchased 12.1 million shares at a cost of approximately $150 million.

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

The MIALCO is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Officer, the Business Group Director, the Strategy Management Director, the Treasury and Investments Risk Manager, the Financial Planning and ALM Director and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy, monitoring liquidity availability on a daily basis, and reviewing liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position on a weekly basis. The Financial Planning and ALM Division is responsible to estimates the liquidity gap for longer periods.

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

The Corporation manages its liquidity in a proactive manner and in an effort to maintain a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of September 30, 2021, the estimated core liquidity reserve (which includes cash and free liquid assets) was $5.8 billion, or 27.3% of total assets, compared to $4.1 billion, or 21.6% of total assets, as of December 31, 2020. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 32.2% of total assets as of September 30, 2021, compared to 27.9% of total assets as of December 31, 2020. As of September 30, 2021, the Corporation had $1.1 billion available for additional credit from the FHLB. Unpledged liquid securities, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $3.2 billion as of September 30, 2021. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of September 30, 2021, the holding company had $46.0 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of September 30, 2021 were approximately $2.7 billion. The Bank had $108.6 million in brokered CDs as of September 30, 2021, of which approximately $63.5 million mature over the next twelve months. In addition, the Corporation had non-maturity brokered deposits totalling $248.7 million as of September 30, 2021. Liquidity at the Bank level is highly dependent on bank deposits, which fund 85% of the Bank’s assets (or 84% excluding brokered deposits).

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

As of September 30, 2021, the amount of brokered CDs had decreased by $107.6 million to $108.6 million from $216.2 million as of December 31, 2020. Non-maturity brokered deposits, such as money market accounts maintained by a deposit broker, increased in the first nine months of 2021 by $23.2 million to $248.7 million as of September 30, 2021. Consistent with its strategy, the Corporation has been seeking to add core deposits. As of September 30, 2021, the Corporation’s deposits, excluding brokered deposits and government deposits, increased by $1.3 billion to $14.1 billion, compared to $12.8 billion as of December 31, 2020. This increase was primarily reflected in both commercial and retail demand deposits, partially offset by a decrease in retail CDs.

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

The Corporation’s principal sources of funding are:

Brokered deposits – Total brokered CDs decreased during the first nine months of 2021 by $107.6 million to $108.6 million as of September 30, 2021, compared to $216.2 million as of December 31, 2020.

The average remaining term to maturity of the brokered CDs outstanding as of September 30, 2021 was approximately 1.4 years.

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

The following table presents a summary of time deposits as of the indicated dates:

	September 30, 2021	December 31, 2020
(In thousands)

Total time deposits	$2,679,218	$3,030,483
Less than $100,000	631,954	708,443
$100,000 through $250,000	847,974	1,063,004
Over $250,000	1,199,290	1,259,036

The following table presents contractual maturities of time deposits with denominations of $100,000 or higher as of September 30, 2021:

Total
(In thousands)

Three months or less	$523,898
Over three months to six months	361,427
Over six months to one year	509,073
Over one year	652,866
Total	$2,047,264

Time deposits include brokered CDs of $108.6 million issued to deposit brokers in the form of large CDs that are generally participated out by brokers in amounts of less than the FDIC insurance limit.

Government deposits – As of September 30, 2021, the Corporation had $2.8 billion of Puerto Rico public sector deposits ($2.6 billion in transactional accounts and $169.8 million in time deposits), compared to $1.8 billion as of December 31, 2020. Approximately 19% of the public sector deposits as of September 30, 2021 was from municipalities and municipal agencies in Puerto Rico and 81% was from public corporations, the central government and agencies, and U.S. federal government agencies in Puerto Rico. The increase was primarily related to the funding of certain operational reserve accounts of the Puerto Rico Electric Power Authority to operate Puerto Rico’s electric grid, as well as increases in the balance of transactional deposit accounts of certain municipalities in connection with the American Rescue Plan Act (“ARPA”) funding for states and local governments.

In addition, as of September 30, 2021, the Corporation had $682.4 million of government deposits in the Virgin Islands region (December 31, 2020 - $280.2 million) and $8.9 million in the Florida region (December 31, 2020 - $9.7 million). The increase in government deposits in the Virgin Islands region also reflects the effect of ARPA federal funds received by the central government in the second quarter of 2021.

Retail deposits – The Corporation’s deposit products also include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding brokered deposits and government deposits, increased by $1.3 billion to $14.1 billion from a balance of $12.8 billion as of December 31, 2020, reflecting increases of $1.0 billion in the Puerto Rico region, $232.8 million in the Florida region, and $75.4 million in the Virgin Islands region. On a deposit type basis, the increase was primarily reflected in both commercial and retail demand deposits, partially offset by a decrease in retail CDs. The system conversion resulted in a net reclassification of approximately $724 million in balances from interest-bearing demand deposits, and certain saving products, to non-interest-bearing products at the time of conversion on July 12, 2021.

Refer to Net Interest Income discussion above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarter and nine-month periods ended September 30, 2021 and 2020.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $300 million as of each of September 30, 2021 and December 31, 2020. One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. See Note 18 – Securities Sold Under Agreements to Repurchase, in the Corporation’s unaudited consolidated financial statements for the quarter and nine-month period ended September 30, 2021 for further details about repurchase agreements outstanding by counterparty and maturities.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of September 30, 2021 and December 31, 2020, the outstanding balance of FHLB advances was $320.0 million and $440.0 million, respectively. As of September 30, 2021, the Corporation had $1.1 billion available for additional borrowing capacity on FHLB lines of credit.

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

As of each of September 30, 2021 and December 31, 2020, the Corporation had subordinated debentures outstanding in the aggregate amount of $183.8 million. As of September 30, 2021, the Corporation was current on all interest payments due related to its subordinated debentures.

Other Sources of Funds and Liquidity - The Corporation’s principal uses of funds are for the origination of loans and the repayment of maturing deposits and borrowings. In connection with its mortgage banking activities, the Corporation has invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly-liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, U.S. Department of Housing and Urban Development (“HUD”), FNMA and FHLMC. During the first nine months of 2021, the Corporation sold approximately $148.2 million of FHA/VA mortgage loans to GNMA, which packages them into MBS.

In addition, the Federal Reserve has taken several steps to promote economic and financial stability in response to the significant economic disruption caused by the COVID-19 pandemic. These actions are intended to stimulate economic activity by reducing interest rates and provide liquidity to financial markets so that firms have access to needed funding. Federal funds target rates remain at range of 0% to 0.25%, making the Primary Credit Federal Reserve Discount Window Program a cost-efficient contingent source of funding for the Corporation given the highly volatile market conditions. Although currently not in use, as of September 30, 2021, the Corporation had approximately $1.1 billion available for funding under the Federal Reserve’s BIC Program. As an SBA-qualified PPP lender, the Bank is eligible to borrow under the PPP Liquidity Facility by pledging SBA PPP loans. The Corporation is not currently utilizing the PPP Liquidity Facility.

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

As of the date hereof, the Corporation’s credit as a long-term issuer is rated B+ by S&P and BB by Fitch. As of the date hereof, FirstBank’s credit ratings as a long-term issuer are B1 by Moody’s, four notches below their definition of investment grade; BB by S&P, two notches below their definition of investment grade; and BB by Fitch, two notches below their definition of investment grade. The Corporation’s credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of credit ratings is not a recommendation to buy, sell or hold the Corporation’s securities. Each rating should be evaluated independently of any other rating.

Cash Flows

Cash and cash equivalents were $2.7 billion as of September 30, 2021, an increase of $1.2 billion when compared to the balance as of December 31, 2020. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first nine months of 2021 and 2020.

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

For the first nine months of 2021 and 2020, net cash provided by operating activities was $303.6 million and $170.6 million, respectively. Net cash generated from operating activities was higher than reported net income, largely as a result of adjustments for items such as depreciation and amortization, as well as the cash generated from sales of loans held for sale, and, in 2020, the provision for credit losses expense.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment, as well as purchasing, selling and repaying available-for-sale and held-to-maturity investment securities. For the nine-month period ended September 30, 2021, net cash used in investing activities was $1.5 billion, primarily due to purchases of U.S. agencies investment securities and liquidity used to fund commercial and consumer loan originations, partially offset by principal collected on loans and U.S. agencies MBS prepayments, as well as proceeds from U.S. agencies bonds called prior to maturity and the bulk sale of residential mortgage nonaccrual loans.

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

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance of and payments on long-term debt, the issuance of equity instruments and activities related to its short-term funding. For the first nine months of 2021, net cash provided by financing activities was $2.3 billion, mainly reflecting an increase in non-brokered deposits, partially offset by dividends paid on common and preferred stock, repurchases of outstanding common stock, and repayment of matured brokered CDs and FHLB advances.

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

Capital

As of September 30, 2021, the Corporation’s stockholders’ equity was $2.2 billion, a decrease of $77.2 million from December 31, 2020. The decrease was driven by the repurchase of 12.12 million of shares of common stock for a total purchase price of approximately $150.0 million, an $89.2 million decrease in the fair value of available-for-sale investment securities recorded as part of Other comprehensive (loss) income in the consolidated statements of financial condition, and common and preferred stock dividends declared in the first nine months of 2021 totaling $46.9 million, partially offset by earnings generated during the first nine months of 2021. In each of the first, second and third quarters of 2021, the Corporation’s Board of Directors declared quarterly cash dividends of $0.07 per common share. On October 22, 2021, the Corporation announced that its Board of Directors declared a quarterly cash dividend of $0.10 per share, which represents an increase of 43% or $0.03 per common share compared to its most recent dividend paid in September 2021.

On April 26, 2021, the Corporation announced that its Board of Directors approved a stock repurchase program, under which the Corporation may repurchase up to $300 million of its outstanding stock, commencing in the second quarter of 2021 through June 30, 2022. Repurchases under the program may be executed through open market purchases, accelerated share repurchases and/or privately negotiated transactions or plans, including under plans complying with Rule 10b5-1 under the Exchange Act. The Corporation’s stock repurchase program will be subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions. The repurchase program may be modified, extended, suspended, or terminated at any time at the Corporation’s discretion and includes the redemption of the $36.1 million in outstanding shares of the Corporation’s Series A through E Noncumulative Perpetual Monthly Income Preferred Stock, as further discussed below. The Corporation’s share repurchase program does not obligate it to acquire any specific number of shares. As of November 4, 2021, the Corporation has purchased approximately $161.0 million worth of common stock under the $300 million stock repurchase program. The Parent Company has no operations and depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments, stock repurchases, and to fund all payments on its obligations, including debt obligations.

On October 21, 2021, the Corporation announced that it has elected to redeem all of its $36.1 million in outstanding shares of the Corporation Series A through E Noncumulative Perpetual Monthly Income Preferred Stock. The redemption price for each Series A through E Preferred Stock is $25.00 per share, plus an amount equal to any dividends that have accrued but not been paid as of the Redemption Date (November 30, 2021).

Set forth below are First BanCorp.’s and FirstBank’s regulatory capital ratios as of September 30, 2021 and December 31, 2020:

		Banking Subsidiary
	First BanCorp. (1)	FirstBank (1)	To be well capitalized-thresholds

As of September 30, 2021
Total capital ratio (Total capital to risk-weighted assets)	20.67%	20.20%	10.00%
CET1 capital ratio (CET1 capital to risk-weighted assets)	17.62%	17.62%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	17.92%	18.95%	8.00%
Leverage ratio	10.17%	10.75%	5.00%

		Banking Subsidiary
	First BanCorp. (1)	FirstBank (1)	To be well capitalized-thresholds

As of December 31, 2020
Total capital ratio (Total capital to risk-weighted assets)	20.37%	19.91%	10.00%
CET1 capital ratio (CET1 capital to risk-weighted assets)	17.31%	16.05%	6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets)	17.61%	18.65%	8.00%
Leverage ratio	11.26%	11.92%	5.00%

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

As part of its response to the impact of COVID-19, on March 31, 2020, the agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule provides that, at the election of a qualified banking organization, the initial impact to retained earnings related to the adoption of CECL plus 25% of the change in the ACL (excluding PCD loans) from January 1, 2020 to December 31, 2021 will be delayed for two years and phased-in at 25% per year beginning on January 1, 2022 over a three-year period, resulting in a total transition period of five years. Accordingly, as of September 30, 2021, the capital measures of the Corporation and the Bank excluded $69.6 million that represents the day 1 impact to retained earnings plus 25% of the increase in the ACL (as defined in the interim final rule) from January 1, 2020 to September 30, 2021. The federal financial regulatory agencies may take other measures affecting regulatory capital to address the COVID-19 pandemic, although the nature and impact of such measures cannot be predicted at this time.

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

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets, non GAAP financial measures, to total equity and total assets, respectively, as of September 30, 2021 and December 31, 2020, respectively:

	September 30,	December 31,
(In thousands, except ratios and per share information)	2021	2020

Total equity - GAAP	$2,197,965	$2,275,179
Preferred equity	(36,104)	(36,104)
Goodwill	(38,611)	(38,632)
Purchased credit card relationship intangible	(1,992)	(4,733)
Core deposit intangible	(30,494)	(35,842)
Insurance customer relationship intangible	(203)	(318)

Tangible common equity	$2,090,561	$2,159,550

Total assets - GAAP	$21,256,154	$18,793,071
Goodwill	(38,611)	(38,632)
Purchased credit card relationship intangible	(1,992)	(4,733)
Core deposit intangible	(30,494)	(35,842)
Insurance customer relationship intangible	(203)	(318)
Tangible assets	$21,184,854	$18,713,546
Common shares outstanding	206,496	218,235

Tangible common equity ratio	9.87%	11.54%
Tangible book value per common share	$10.12	$9.90

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If the legal surplus reserve is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $109.3 million as of each September 30, 2021 and December 31, 2020. There were no transfers to the legal surplus reserve during the first nine months of 2021.

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

As a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. As of September 30, 2021, the Corporation’s commitments to extend credit amounted to approximately $2.0 billion, of which $1.1 billion related to credit card loans. Commercial and financial standby letters of credit amounted to approximately $129.9 million.

Contractual Obligations, Commitments and Contingencies

The following table presents information about the maturities of the Corporation’s contractual obligations and commitments, which consist of CDs, long-term contractual debt obligations, commitments to sell mortgage loans and commitments to extend credit:

	Contractual Obligations and Commitments
	As of September 30, 2021
	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
(In thousands)
Contractual obligations:
Certificates of deposit	$2,679,218	$1,818,978	$693,635	$144,728	$21,877
Securities sold under agreements to repurchase	300,000	100,000	-	200,000	-
Advances from FHLB	320,000	320,000	-	-	-
Other borrowings	183,762	-	-	-	183,762
Operating leases	110,034	19,107	32,967	27,939	30,021
Total contractual obligations	$3,593,014	$2,258,085	$726,602	$372,667	$235,660

Commitments to sell mortgage loans	$9,409

Standby letters of credit	$3,979

Commitments to extend credit:
Lines of credit	$1,910,325
Letters of credit	125,934
Construction undisbursed funds	98,909
Total commercial commitments	$2,135,168

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

As of September 30, 2021, the Corporation forecasted the 12-month net interest income assuming September 30, 2021 interest rate curves remain constant. Then, net interest income was estimated under rising and falling rate scenarios. For the rising rates scenario, the Corporation assumed a gradual (ramp) parallel upward shift of the yield curve during the first 12 months (the “+200 ramp” scenario). Conversely, for the falling rates scenario, it assumed a gradual (ramp) parallel downward shift of the yield curve during the first 12 months (the “-200 ramp” scenario). However, given the current low levels of interest rates, along with the current yield curve slope, a full downward shift of 200 basis points would represent an unrealistic scenario. Therefore, under the falling rate scenario, rates move downward up to 200 basis points, but without reaching zero. The resulting scenario shows interest rates close to zero in most cases, reflecting a flattening yield curve instead of a parallel downward scenario.

The Libor/Swap curve for September 2021, as compared to December 2020, reflected a 10 basis points reduction in the short-term horizon, between 1 to 12 months, while market rates increased by 44 basis points in the medium term, that is, between 2 to 5 years. In the long-term, that is, over a 5-year-time horizon, market rates increased by 56 basis points, as compared to December 31, 2020 levels. The U.S. Treasury curve in the short-term horizon decreased by 3 basis points and in the medium-term horizon increased by 49 basis points. The long-term horizon increased by 53 basis points as compared to December 31, 2020 levels.

The following table presents the results of the simulations as of September 30, 2021 and December 31, 2020. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	September 30, 2021				December 31, 2020
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$34.5	4.73%	$41.6	5.52%	$32.3	4.53%	$36.0	4.96%
- 200 bps ramp	$(14.1)	(1.93)%	$(15.7)	(2.08)%	$(12.1)	(1.69)%	$(13.9)	(1.91)%

The Corporation continues to manage its balance sheet structure to control and limit the overall interest rate risk. As of September 30, 2021, the simulations showed that the Corporation continues to maintain an asset-sensitive position. The Corporation has continued repositioning the balance sheet and improving the funding mix, mainly by increasing the average balance of interest-bearing deposits with low-rate elasticity and non-interest bearing deposits, and reductions in brokered CDs, time deposits, and FHLB advances. The above-mentioned growth in deposits, along with proceeds from loan and U.S. agency MBS repayments, have contributed to fund the continued increase in the investment securities portfolio, while maintaining higher liquidity levels. The Corporation relied on its existing funding to fund SBA PPP loans, including deposits already at the Bank, and is not currently participating in the PPP Liquidity Facility or the Money Market Mutual Fund Liquidity Facility established by the Federal Reserve.

The increased net interest income sensitivity for the +200bps ramp was driven by higher cash balances with short-term repricing and an increase in the investment securities portfolio balance, lower prepayment cash flows in the investment portfolio due to higher rated in the medium and long-term tenors, and lower balances in certificates of deposit with a scheduled maturity within a year. The increase in net interest income sensitivity for the -200bps ramp was driven by higher cash and investment securities portfolio balances, as well as in short-term repricing categories, including commercial and commercial mortgage variable-rate loan portfolios. Due to a lower rate environment near floor levels a full down parallel movement of -200bps will not be possible.

Taking into consideration the above-mentioned facts for modeling purposes, as of September 30, 2021, the net interest income for the next 12 months under a growing balance sheet scenario was estimated to increase by $41.6 million in the rising rate scenario, compared to an estimated increase of $36.0 million as of December 31, 2020. Under the falling rate, growing balance sheet scenario, the net interest income was estimated to decrease by $15.7 million, compared to an estimated decrease of $13.9 million as of December 31, 2020, reflecting the effect of current low levels of market interest rates on the base scenario and the model assumptions for the falling rate scenarios described above (i.e., no negative interest rates modeled).

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

The following tables summarize the fair value changes in the Corporation’s derivatives, as well as the sources of the fair values, as of or for the indicated dates or periods:
	Asset Derivatives	Liability Derivatives
	Nine-Month Period Ended	Nine-Month Period Ended
(In thousands)	September 30, 2021	September 30, 2021

Fair value of contracts outstanding as of the beginning of the period	$2,482	$(1,920)
Changes in fair value during the period	(712)	693
Fair value of contracts outstanding as of September 30, 2021	$1,770	$(1,227)

Sources of Fair Value

	Payment Due by Period
	Maturity Less Than One Year	Maturity 1-3 Years	Maturity 3-5 Years	Maturity in Excess of 5 Years	Total Fair Value

(In thousands)
As of September 30, 2021
Pricing from observable market inputs - Asset Derivatives	$549	$3	$-	$1,218	$1,770
Pricing from observable market inputs - Liability Derivatives	(11)	(3)	-	(1,213)	(1,227)
	$538	$-	$-	$5	$543

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

As of September 30, 2021 and December 31, 2020, the Corporation considers all of its derivative instruments as undesignated economic hedges.

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

As of September 30, 2021, the ACL for loans and finance leases was $288.4 million, down $97.5 million from December 31, 2020. The decrease in the ACL for loans and finance leases primarily reflects an improvement in the outlook of macroeconomic variables to which the reserve is correlated, as well as charge-offs taken against the previously-established $20.9 million reserve for residential mortgage nonaccrual loans sold in the third quarter of 2021. Refer to Note 1, - Nature of Business and Summary of Significant Accounting Policies, in the 2020 Annual Report on Form 10-K for description of the methodologies used by the Corporation to determine the ACL.

The ratio of the ACL for loans and finance leases to total loans held for investment decreased to 2.59% as of September 30, 2021, compared to 3.28% as of December 31, 2020. On a non-GAAP basis, excluding SBA PPP loans, the ratio of the ACL for loans and finance leases to adjusted total loans held for investment was 2.64% as of September 30, 2021, compared to 3.39% as of December 31, 2020. For the definition and reconciliation of this non-GAAP financial measure, refer to the discussion in “Basis of Presentation” below. An explanation for the change for each portfolio follows:

• The ACL to total loans ratio for the residential mortgage loan portfolio decreased from 3.42% as of December 31, 2020 to 2.69% as of September 30, 2021. The reduction is mainly related to the bulk sale of residential mortgage nonaccrual in the third quarter, as well as reductions related to the improvement in the outlook of macroeconomic variables.

• The ACL to total loans ratio for the commercial mortgage loan portfolio decreased from 4.90% as of December 31, 2020 to 3.15% as of September 30, 2021, primarily reflecting an improvement in the outlook of macroeconomic variables to which the reserve is correlated, including improvements in the commercial real estate price index and unemployment rate forecasts.

• The ACL to total loans ratio for the commercial and industrial portfolio decreased from 1.18% as of December 31, 2020 to 1.14% as of September 30, 2021, primarily reflecting the effect of an improvement in the outlook of macroeconomic variables to which the reserve is correlated, including improvements in unemployment rate forecasts and overall continued growth of gross domestic product in the U.S. mainland. On a non-GAAP basis, excluding SBA PPP loans, the ratio of the ACL for commercial and industrial loans to adjusted total commercial and industrial loans held for investment was 1.23% as of September 30, 2021, compared to 1.36% as of December 31, 2020.

• The ACL to total loans ratio for the construction loan portfolio increased from 2.53% as of December 31, 2020 to 3.13% as of September 30, 2021, primarily reflecting the effect of updated borrowers’ financial metrics, partially offset by the release of the reserve previously-established for the $6.0 million nonaccrual construction loan repaid in the first quarter of 2021.

• The ACL to total loans ratio for the consumer loan portfolio decreased from 4.33% as of December 31, 2020 to 3.53% as of September 30, 2021, primarily related to improvements in macroeconomic variables, as well as the shift in the composition of this portfolio that experienced increases in auto loans and finance leases and reductions in personal and small loan portfolios that carried a higher ACL coverage.

The ratio of the total ACL to nonaccrual loans held for investment was 236.09% as of September 30, 2021, compared to 188.16% as of December 31, 2020.

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

As shown in the following table, the ACL for loans and finance leases amounted to $288.4 million as of September 30, 2021, or 2.59% of total loans, compared with $385.9 million, or 3.28% of total loans, as of December 31, 2020. See “Results of Operation - Provision for Credit Losses” above for additional information.

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020

ACL for loans and finance leases, beginning of period	$324,958	$319,297	$385,887	$155,139
Impact of adopting CECL	-	-	-	81,165
Initial allowance on PCD loans	-	28,744	-	28,744
Provision for credit losses - expense (benefit):
Residential Mortgage	(6,206)	9,875	(9,556)	32,255
Commercial Mortgage	(4,660)	19,672	(40,779)	49,278
Commercial and Industrial	(4,449)	2,839	(10,187)	11,225
Construction	527	2,405	(125)	7,068
Consumer and Finance Leases	6,054	13,287	11,168	58,705
Total provision for credit losses - (benefit) expense	$(8,734)	$48,078	$(49,479)	$158,531
Charge-offs:
Residential Mortgage	(25,418)	(2,611)	(31,170)	(8,968)
Commercial Mortgage	(429)	(3,157)	(1,304)	(3,303)
Commercial and Industrial	(167)	(150)	(1,036)	(323)
Construction	(7)	(1)	(52)	(75)
Consumer and Finance Leases	(8,345)	(8,436)	(34,904)	(33,930)
Total charge-offs	$(34,366)	$(14,355)	$(68,466)	$(46,599)
Recoveries:
Residential Mortgage	1,968	328	3,641	1,112
Commercial Mortgage	43	53	147	140
Commercial and Industrial	494	80	6,627	248
Construction	42	37	116	81
Consumer and Finance Leases	3,955	2,456	9,887	6,157
Total recoveries	$6,502	$2,954	$20,418	$7,738
Net charge-offs	$(27,864)	$(11,401)	$(48,048)	$(38,861)
ACL for loans and finance leases, end of period	$288,360	$384,718	$288,360	$384,718

ACL for loans and finance leases to period-end total loans held for investment	2.59%	3.25%	2.59%	3.25%
Net charge-offs (annualized) to average loans outstanding during the period	0.99%	0.45%	0.56%	0.55%
Provision for credit losses - (benefit) expense for loans and finance leases to net charge-offs during the period	-0.31x	4.22x	-1.03x	4.08x

The following tables set forth information concerning the allocation of the Corporation's ACL for loans and finance leases by loan category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:

	As of		As of
	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage loans	$83,226	28%	$120,311	30%
Commercial mortgage loans	67,406	19%	109,342	19%
Construction loans	5,319	2%	5,380	2%
Commercial and Industrial loans	33,348	26%	37,944	27%
Consumer loans and finance leases	99,061	25%	112,910	22%
	$288,360	100%	$385,887	100%

The following tables set forth information concerning the composition of the Corporation's loan portfolio and related ACL as of September 30, 2021 and December 31, 2020 by loan category:

As of September 30, 2021	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Total loans held for investment:
Amortized cost of loans	$3,095,015	$2,136,502	$2,932,712	$170,208	$2,806,145	$11,140,582
Allowance for credit losses	83,226	67,406	33,348	5,319	99,061	288,360
Allowance for credit losses to amortized cost	2.69%	3.15%	1.14%	3.13%	3.53%	2.59%

As of December 31, 2020
	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Total loans held for investment:
Amortized cost of loans	$3,521,954	$2,230,602	$3,202,590	$212,500	$2,609,643	$11,777,289
Allowance for credit losses	120,311	109,342	37,944	5,380	112,910	385,887
Allowance for credit losses to amortized cost	3.42%	4.90%	1.18%	2.53%	4.33%	3.28%

Allowance for Credit Losses for Unfunded Loan Commitments

The Corporation estimates expected credit losses over the contractual period during which the Corporation is exposed to credit risk as a result of a contractual obligation to extend credit, such as pursuant to unfunded loan commitments and standby letters of credit for commercial and construction loans, unless the obligation is unconditionally cancellable by the Corporation. The ACL for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. As of September 30, 2021, the ACL for off-balance sheet credit exposures was $1.8 million, down $3.3 million from $5.1 million as of December 31, 2020. The decrease was mainly related to improvements in forecasted macroeconomic variables.

Allowance for Credit Losses for Held-to-Maturity Debt Securities

As of September 30, 2021, the held-to-maturity debt securities portfolio consisted of Puerto Rico municipal bonds. As of September 30, 2021, the ACL for held-to-maturity debt securities was $8.3 million, down $0.5 million from $8.8 million as of December 31, 2020. The decrease was mainly related to improvements in forecasted macroeconomic variables and the repayment of certain bonds during the third quarter of 2021, partially offset by increases related to changes in some issuers’ financial metrics based on their most recent financial statements.

Allowance for Credit Losses for Available-for-Sale Debt Securities

As of September 30, 2021, the ACL for available-for-sale debt securities was $1.2 million, relatively unchanged compared to $1.3 million as of December 31, 2020.

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

The following table presents non-performing assets as of the indicated dates:

	September 30,	December 31,
(Dollars in thousands)	2021	2020

Nonaccrual loans held for investment:
Residential mortgage	$60,589	$125,367
Commercial mortgage	26,812	29,611
Commercial and Industrial	18,990	20,881
Construction	6,093	12,971
Consumer and finance leases	9,657	16,259
Total nonaccrual loans held for investment	$122,141	$205,089
OREO	43,798	83,060
Other repossessed property	3,550	5,357
Other assets (1)	2,894	-
Total non-performing assets (2) (3)	$172,383	$293,506

Past due loans 90 days and still accruing (4) (5)	$148,322	$146,889
Non-performing assets to total assets	0.81%	1.56%
Nonaccrual loans held for investment to total loans held for investment	1.10%	1.74%
ACL for loans and finance leases	$288,360	$385,887
ACL for loans and finance leases to total nonaccrual loans held for investment	236.09%	188.16%
ACL for loans and finance leases to total nonaccrual loans held for investment,
excluding residential real estate loans	468.48%	484.04%

(1)

Residential pass-through MBS issued by the PRHFA held as part of the available-for-sale investment securities portfolio with an amortized cost of $3.7 million recorded on the Corporation's books at its fair value of $2.9 million.

(2)

Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of September 30, 2021 and December 31, 2020 amounted to $120.7 million and $130.9 million, respectively.

(3)

Nonaccrual loans exclude $375.7 million and $393.3 million of TDR loans that were in compliance with the modified terms and in accrual status as of September 30, 2021 and December 31, 2020, respectively.

(4)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as loans past-due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $52.5 million of residential mortgage loans insured by the FHA that were over 15 months delinquent as of September 30, 2021.

(5)

These include rebooked loans, which were previously pooled into GNMA securities, amounting to $8.5 million and $10.7 million as of September 30, 2021 and December 31, 2020, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

The following table shows non-performing assets by geographic segment as of the indicated dates:

	September 30,	December 31,
(In thousands)	2021	2020
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage	$41,309	$101,763
Commercial mortgage	16,839	18,733
Commercial and Industrial	16,799	18,876
Construction	4,604	5,323
Consumer and finance leases	9,209	15,081
Total nonaccrual loans held for investment	88,760	159,776

OREO	39,375	78,618
Other repossessed property	3,333	5,120
Other assets (1)	2,894	-
Total non-performing assets (2)	$134,362	$243,514
Past due loans 90 days and still accruing (3)	$146,823	$144,619

Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage	$10,491	$9,182
Commercial mortgage	9,973	10,878
Commercial and Industrial	1,415	1,444
Construction	1,489	7,648
Consumer	88	354
Total nonaccrual loans held for investment	23,456	29,506

OREO	4,189	4,411
Other repossessed property	175	109
Total non-performing assets	$27,820	$34,026
Past due loans 90 days and still accruing	$1,249	$2,020

United States:
Nonaccrual loans held for investment:
Residential mortgage	$8,789	$14,422
Commercial and Industrial	776	561
Consumer	360	824
Total nonaccrual loans held for investment	9,925	15,807

OREO	234	31
Other repossessed property	42	128
Total non-performing assets	$10,201	$15,966
Past due loans 90 days and still accruing	$250	$250

(1)

Residential pass-through MBS issued by the PRHFA held as part of the available-for-sale investment securities portfolio with an amortized cost of $3.7 million recorded on the Corporation's books at its fair value of $2.9 million.

(2)

Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of September 30, 2021 and December 31, 2020 amounted to $120.7 million and $130.9 million, respectively.

(3)

These include rebooked loans, which were previously pooled into GNMA securities, amounting to $8.5 million and $10.7 million as of September 30, 2021 and December 31, 2020, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

Total nonaccrual loans were $122.1 million as of September 30, 2021. This represents a decrease of $83.0 million from $205.1 million as of December 31, 2020. The decrease was primarily related to a $64.8 million reduction in nonaccrual residential mortgage loans, driven by the bulk sale of $52.5 million of nonaccrual residential mortgage loans during the third quarter of 2021 as further described below. In addition, there was an $11.6 million decrease in nonaccrual commercial and construction nonaccrual loans, including through the repayment of a $6.0 million construction loan relationship in the Virgin Islands region and other large repayments as explained below, and a $6.6 million decrease in nonaccrual consumer loans.

Nonaccrual commercial mortgage loans decreased by $2.8 million to $26.8 million as of September 30, 2021 from $29.6 million as of December 31, 2020. The decrease was primarily related to collections of approximately $2.5 million during the first nine months of 2021, including the payoff of a $1.4 million commercial mortgage loan in the Puerto Rico region, charge-offs and the transfer of loans to OREO, partially offset by inflows. Total inflows of nonaccrual commercial mortgage loans were $4.4 million for the first nine months of 2021, compared to $0.8 million for the same period in 2020.

Nonaccrual commercial and industrial loans decreased by $1.9 million to $19.0 million as of September 30, 2021 from $20.9 million as of December 31, 2020. The decrease was mainly related to collections of approximately $5.1 million during the first nine months of 2021, including a paydown that reduced by $1.4 million the carrying value of a nonaccrual commercial and industrial loan in the Puerto Rico region, a $1.2 million nonaccrual commercial and industrial loan paid off in the Puerto Rico region, and the transfer of loans to OREO, partially offset by inflows. Total inflows of nonaccrual commercial and industrial loans were $3.6 million for the first nine months of 2021, compared to $3.8 million for the same period in 2020.

Nonaccrual construction loans decreased by $6.9 million to $6.1 million as of September 30, 2021, compared to $13.0 million as of December 31, 2020. The decrease was primarily related to the aforementioned $6.0 million repayment of a construction loan relationship in the Virgin Islands region.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated periods:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter Ended September 30, 2021
Beginning balance	$27,242	$18,835	$6,175	$52,252
Plus:
Additions to nonaccrual	347	1,228	22	1,597
Less:
Loans returned to accrual status	(187)	(4)	-	(191)
Nonaccrual loans transferred to OREO	-	(125)	-	(125)
Nonaccrual loans charge-offs	(375)	(136)	(7)	(518)
Loan collections	(264)	(1,721)	(89)	(2,074)
Reclassification	49	913	-	962
Nonaccrual loans sold	-	-	(8)	(8)
Ending balance	$26,812	$18,990	$6,093	$51,895

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Nine-month period ended September 30, 2021
Beginning balance	$29,611	$20,881	$12,971	63,463
Plus:
Additions to nonaccrual	4,401	3,603	23	8,027
Less:
Loans returned to accrual status	(2,090)	(282)	(173)	(2,545)
Nonaccrual loans transferred to OREO	(1,011)	(1,127)	(135)	(2,273)
Nonaccrual loans charge-offs	(1,249)	(280)	(52)	(1,581)
Loan collections	(2,483)	(5,134)	(6,533)	(14,150)
Reclassification	(367)	1,329	-	962
Nonaccrual loans sold	-	-	(8)	(8)
Ending balance	$26,812	$18,990	$6,093	$51,895

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter Ended September 30, 2020
Beginning balance	$34,109	$19,995	$9,574	$63,678
Plus:
Additions to nonaccrual	-	953	3,662	4,615
Less:
Loans returned to accrual status	-	(39)	-	(39)
Nonaccrual loans charge-offs	(3,157)	(151)	(1)	(3,309)
Loan collections and others	(846)	(331)	(145)	(1,322)
Reclassification	(455)	455	-	-
Ending balance	$29,651	$20,882	$13,090	$63,623

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Nine-month period ended September 30, 2020
Beginning balance	$40,076	$18,773	$9,782	$68,631
Plus:
Additions to nonaccrual	767	3,784	3,691	8,242
Less:
Loans returned to accrual status	(1,687)	(840)	-	(2,527)
Nonaccrual loans transferred to OREO	(126)	(263)	-	(389)
Nonaccrual loans charge-offs	(3,300)	(324)	(75)	(3,699)
Loan collections and others	(5,571)	(756)	(308)	(6,635)
Reclassification	(508)	508	-	-
Ending balance	$29,651	$20,882	$13,090	$63,623

Nonaccrual residential mortgage loans decreased by $64.8 million to $60.6 million as of September 30, 2021, compared to $125.4 million as of December 31, 2020. The decrease was driven by the aforementioned bulk sale of $52.5 million of nonaccrual loans, loans brought current and restored to accrual status, as well as collections, including the repayment of two large nonaccrual residential mortgage loans totaling $3.9 million, partially offset by inflows. The inflows of nonaccrual residential mortgage loans during the first nine months of 2021 were $30.0 million, an increase of $9.0 million, compared to inflows of $21.0 million for the same period in 2020.

During the third quarter, the Corporation sold $52.5 million of non-performing residential mortgage loans and related servicing advances of $2.0 million. The Corporation received $31.5 million, or 58% of book value before reserves, for the $54.5 million of non-performing loans and related servicing advances. Approximately $20.9 million of reserves had been allocated to the loans sold. The transaction resulted in total net charge-offs of $23.1 million and an additional loss of approximately $2.1 million recorded as a charge to the provision for credit losses in the third quarter. The Corporation's primary goal with respect to this transaction was to accelerate the disposition of non-performing assets.

The following tables presents the activity of residential nonaccrual loans held for investment for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
(In thousands)	2021	2020	2021	2020

Beginning balance	$121,695	$122,249	$125,367	$121,408
Plus:
Additions to nonaccrual	6,303	5,409	29,987	20,964
Less:
Loans returned to accrual status	(2,620)	(2,061)	(14,127)	(6,166)
Nonaccrual loans transferred to OREO	(1,827)	(273)	(6,282)	(3,915)
Nonaccrual loans charge-offs	(21,449)	(969)	(25,786)	(5,992)
Loan collections	(9,036)	(1,558)	(16,093)	(3,502)
Reclassification	(962)	-	(962)	-
Nonaccrual loans sold	(31,515)	-	(31,515)	-
Ending balance	$60,589	$122,797	$60,589	$122,797

The amount of nonaccrual consumer loans, including finance leases, decreased by $6.6 million to $9.6 million as September 30, 2021, compared to $16.2 million as of December 31, 2020. The decrease was primarily in auto loans, personal loans, and finance leases, driven by collections and charge-offs recorded in the first nine months of 2021, partially offset by inflows. The inflows of nonaccrual consumer loans during the first nine months of 2021 amounted to $27.7 million compared to inflows of $30.6 million for the same period in 2020.

As of September 30, 2021, approximately $27.0 million of the loans placed in nonaccrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $13.6 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the nine-month period ended September 30, 2021, interest income of approximately $1.8 million related to nonaccrual loans with a carrying value of $43.6 million as of September 30, 2021, mainly nonaccrual construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

Total loans in early delinquency (i.e., 30-89 days past due loans, as defined in regulatory report instructions) amounted to $107.3 million as of September 30, 2021, a decrease of $41.5 million, compared to $148.8 million as of December 31, 2020. The variances by major portfolio categories were as follow:

• Residential mortgage loans in early delinquency decreased by $30.8 million to $36.3 million as of September 30, 2021, and consumer loans in early delinquency decreased by $13.3 million to $42.5 million as of September 30, 2021. The decreases reflect the combination of loans brought current during the first nine months of 2021 and loans that migrated to nonaccrual status.

• Commercial and construction loans in early delinquency increased in the first nine months of 2021 by $2.7 million to $28.6 million as of September 30, 2021, primarily related to certain loans that are delinquent for over 30 days with respect to the final balloon payment but with respect to the Corporation continues to receive from the borrowers interest and principal payments.

In addition, the Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico that is similar to the U.S. government’s Home Affordable Modification Program guidelines. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. See Note 7 - Loans Held for Investment, to the Corporation’s unaudited consolidated financial statements for the quarter and nine-month period ended September 30, 2021 for additional information and statistics about the Corporation’s TDR loans.

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

The following table provides a breakdown between accrual and nonaccrual TDRs as of the indicated date:

	As of September 30, 2021

(In thousands)	Accrual	Nonaccrual (1)	Total TDRs
Conventional residential mortgage loans	$243,685	$20,648	$264,333
Construction loans	2,315	729	3,044
Commercial mortgage loans	53,335	16,228	69,563
Commercial and Industrial loans	64,354	11,933	76,287
Consumer loans:
Auto loans	4,711	3,024	7,735
Finance leases	1,024	-	1,024
Personal loans	914	2	916
Credit cards	2,635	-	2,635
Consumer loans - Other	2,767	296	3,063
Total Troubled Debt Restructurings	$375,740	$52,860	$428,600

(1) Included in nonaccrual loans are $13.6 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

Under the provisions of the CARES Act of 2020, as amended by the Consolidated Appropriations Act, 2021 enacted on December 27, 2020, financial institutions may permit loan modifications for borrowers affected by the COVID-19 pandemic through January 1, 2022 without categorizing the modifications as TDRs, as long as the loans meet certain conditions, including the requirement that the loan was not more than 30 days past due as of December 31, 2019. As of September 30, 2021, commercial loans totaling $329.9 million, or 2.96% of the balance of the total loan portfolio held for investment, were permanently modified under the provisions of Section 4013 of the CARES Act of 2020, as amended by Division N, Title V, Section 541 of the Consolidated Appropriations Act. These permanent modifications primarily relate to commercial borrowers in industries with longer expected recovery times, mostly hospitality, retail and entertainment industries. With respect to temporary deferred repayment arrangements established in 2020 to assist borrowers affected by the COVID-19 pandemic, as of September 30, 2021, all loans previously modified under such programs have completed their deferral period.

The OREO portfolio, which is part of non-performing assets, decreased by $39.3 million to $43.8 million as of September 30, 2021 from $83.1 million as of December 31, 2020. The following tables show the composition of the OREO portfolio as of September 30, 2021 and December 31, 2020, as well as the activity of the OREO portfolio by geographic area during the nine-month period ended September 30, 2021:

OREO Composition by Region

(In thousands)	As of September 30, 2021
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$28,304	$1,169	$234	$29,707
Commercial	6,885	2,810	-	9,695
Construction	4,186	210	-	4,396
	$39,375	$4,189	$234	$43,798

(In thousands)	As of December 31, 2020
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$31,517	$870	$31	$32,418
Commercial	41,176	3,180	-	44,356
Construction	5,925	361	-	6,286
	$78,618	$4,411	$31	$83,060

OREO Activity by Region

(In thousands)	Nine-Month Period Ended September 30, 2021
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$78,618	$4,411	$31	$83,060
Additions	13,845	668	234	14,747
Sales	(47,138)	(871)	(31)	(48,040)
Write-downs and other adjustments	(5,950)	(19)	-	(5,969)
Ending Balance	$39,375	$4,189	$234	$43,798

Net Charge-offs and Total Credit Losses

Net charge-offs totaled $27.9 million for the third quarter of 2021, or 0.99% of average loans on an annualized basis, compared to $11.4 million, or an annualized 0.45% of average loans for the third quarter of 2020. For the nine-month period ended September 30, 2021, net charge-offs totaled $48.0 million, or 0.56% of average loans on an annualized basis, compared to $38.9 million, or an annualized 0.55% of average loans for the same period in 2020. The bulk sale of nonaccrual residential mortgage loans added $23.1 million in net charge-offs in the 2021 periods. Excluding the effect of net charge-offs related to the bulk sale, total net charge-offs in the third quarter of 2021 were $4.8 million, or an annualized 0.17% of average loans, and in the first nine months of 2021 were $25.0 million, or an annualized 0.29% of average loans.

Residential mortgage loans net charge-offs in the third quarter of 2021 were $23.5 million, or an annualized 2.94% of average residential mortgage loans, compared to $2.3 million, or an annualized 0.29% of average residential mortgage loans, for the third quarter of 2020. Residential mortgage loans net charge-offs in the first nine months of 2021 were $27.5 million, or an annualized 1.10% of average residential mortgage loans, compared to $7.9 million, or an annualized 0.35% of related average loans, for the first nine months of 2020. Excluding the effect of net charge-offs related to the bulk sale, residential mortgage loans net charge-offs in the third quarter of 2021 were $0.4 million, or an annualized 0.05% of average residential mortgage loans, and in the first nine months of 2021 were $4.5 million, or an annualized 0.18% of average residential mortgage loans. Approximately $0.4 million in charge-offs for the third quarter of 2021 and $4.8 million for the first nine months of 2021 resulted from valuations of collateral dependent residential mortgage loans given high delinquency levels, compared to $1.2 million and $6.0 million for the comparable periods in 2020, respectively. Net charge-offs on residential mortgage loans also included $1.2 million and $2.0 million related to foreclosures recorded in the third quarter and first nine months of 2021, respectively, compared to $0.4 million and $1.5 million recorded for the comparable periods in 2020, respectively.

Commercial mortgage loans net charge-offs in the third quarter of 2021 were $0.4 million, or an annualized 0.07% of average commercial mortgage loans, compared to net charge-offs of $3.1 million, or an annualized 0.73% of related average loans, for the third quarter of 2020. For the nine-month period ended September 30, 2021, commercial mortgage loans net charge-offs were $1.2 million, or an annualized 0.07% of average commercial mortgage loans, compared to $3.2 million, or an annualized 0.27% of related average loans, for the same period in 2020. Commercial mortgage loans net charge-offs for the first nine months of 2021 included a charge-off of $0.5 million taken on a commercial mortgage relationship in the Puerto Rico region.

Construction loans net recoveries in the third quarter of 2021 were $35 thousand, or an annualized 0.08% of average construction loans, compared to net recoveries of $36 thousand, or an annualized 0.08% of related average loans, for the same period in 2020. Construction loans net recoveries in the first nine months of 2021 were $64 thousand, or an annualized 0.05% of average construction loans, compared to net recoveries of $6 thousand, or an annualized 0.01% of related average loans, for the first nine months of 2020.

Commercial and industrial loans net recoveries in the third quarter of 2021 were $0.3 million, or an annualized 0.04% of average commercial and industrial loans, compared to net charge-offs of $70 thousand, or an annualized 0.01% of related average loans, for the same period in 2020. Commercial and industrial loans net recoveries in the first nine months of 2021 were $5.6 million, or an annualized 0.24% of average commercial and industrial loans, compared to net charge-offs of $75 thousand, or an annualized 0.00% of related average, for the first nine months of 2020. The commercial and construction loan loss net recoveries in the first nine months of 2021 included a $5.2 million recovery in connection with the paydown of a nonaccrual commercial and industrial loan participation in the Puerto Rico region.

Net charge-offs of consumer loans and finance leases in the third quarter of 2021 were $4.4 million, or an annualized 0.64% of average consumer loans and finance leases, compared to $6.0 million, or an annualized 1.00% of average consumer loans and finance leases, in the third quarter of 2020. Net charge-offs of consumer loans and finance leases in the first nine months of 2021 were $25.0 million, or an annualized 1.24% of average consumer loans and finance leases, compared to $27.8 million, or an annualized 1.59% of related average loans, in the first nine months of 2020. The decrease in the 2021 periods, as compared to comparable periods in 2020, was primarily reflected in the auto loans and finance leases portfolios.

The following table presents annualized net charge-offs (or recoveries) to average loans held-in-portfolio for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Residential mortgage (1)	2.94%	0.29%	1.10%	0.35%
Commercial mortgage	0.07%	0.73%	0.07%	0.27%
Commercial and industrial	(0.04)%	0.01%	(0.24)%	-%
Construction	(0.08)%	(0.08)%	(0.05)%	(0.01)%
Consumer and finance leases	0.64%	1.00%	1.24%	1.59%
Total loans (1)	0.99%	0.45%	0.56%	0.55%

(1)

For the quarter and nine-month period ended September 30, 2021, includes net charge-offs totaling $23.1 million associated with the bulk sale of residential nonaccrual loans and related servicing advance receivables. Excluding net charge-offs associated with the bulk sale, residential mortgage and total net charge offs to related average loans for the third quarter of 2021 was 0.05% and 0.17%, respectively, and for the first nine months of 2021 was 0.18% and 0.29%, respectively.

The following table presents the ratio of annualized net charge-offs (or recoveries) to average loans held in various portfolios by geographic segment for the indicated periods:

	Quarter Ended		Nine-Month Period Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
PUERTO RICO:
Residential mortgage (1)	3.71%	0.37%	1.39%	0.46%
Commercial mortgage	0.10%	0.99%	0.10%	0.40%
Commercial and Industrial	(0.07)%	0.02%	(0.40)%	0.01%
Construction	(0.20)%	(0.18)%	(0.06)%	0.09%
Consumer and finance leases	0.64%	0.97%	1.23%	1.58%
Total loans (1)	1.27%	0.57%	0.69%	0.71%
VIRGIN ISLANDS:
Residential mortgage	-%	0.25%	(0.16)%	0.20%
Commercial mortgage	(0.22)%	(0.23)%	(0.24)%	(0.16)%
Commercial and Industrial	-%	-%	-%	-%
Construction	-%	-%	-%	-%
Consumer and finance leases	0.70%	1.20%	1.38%	0.68%
Total loans	0.05%	0.21%	0.06%	0.15%
FLORIDA:
Residential mortgage	(0.08)%	-%	0.01%	0.01%
Commercial mortgage	-%	(0.02)%	(0.01)%	(0.01)%
Commercial and Industrial	-%	-%	0.06%	-%
Construction	(0.03)%	(0.04)%	(0.04)%	(0.05)%
Consumer and finance leases	(0.15)%	2.66%	2.76%	3.65%
Total loans	(0.02)%	0.04%	0.06%	0.06%

(1)

For the quarter and nine-month period ended September 30, 2021, includes net charge-offs totaling $23.1 million associated with the bulk sale of residential nonaccrual loans and related servicing advance receivables. Excluding net charge-offs associated with the bulk sale, residential mortgage and total net charge offs to related average loans for the third quarter of 2021 was 0.08% and 0.22%, respectively, and for the first nine months of 2021 was 0.23% and 0.35%, respectively.

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods. Total net charge-offs plus losses on OREO operations for the first nine months of 2021 amounted to $47.5 million, or a loss rate of 0.55% on an annualized basis to average loans and repossessed assets, compared to losses of $41.9 million, or a loss rate of 0.58% on an annualized basis, for the same period in 2020.

The following table presents information about the OREO inventory and credit losses for the periods indicated:

	Quarter Ended		Nine-Month Period Ended
	September 30,		September 30,
	2021	2020	2021	2020
(Dollars in thousands)

OREO
OREO balances, carrying value:
Residential	$29,707	$37,075	$29,707	$37,075
Commercial	9,695	45,396	9,695	45,396
Construction	4,396	6,578	4,396	6,578
Total	$43,798	$89,049	$43,798	$89,049
OREO activity (number of properties):
Beginning property inventory	471	654	513	697
Properties acquired	56	10	130	116
Properties disposed	(80)	(86)	(196)	(235)
Ending property inventory	447	578	447	578
Average holding period (in days)
Residential	600	560	600	560
Commercial	2,035	2,059	2,035	2,059
Construction	1,874	2,021	1,874	2,021
Total average holding period (in days)	1,046	1,432	1,046	1,432
OREO operations gain (loss):
Market adjustments and gains (losses) on sales:
Residential	$1,741	$(162)	$2,552	$(1)
Commercial	1,078	(66)	(1,068)	(584)
Construction	157	(297)	422	(509)
Total gains (losses) on sales	2,976	(525)	1,906	(1,094)
Other OREO operations expenses	(688)	(494)	(1,377)	(1,924)
Net Gain (Loss) on OREO operations	$2,288	$(1,019)	$529	$(3,018)
(CHARGE-OFFS) RECOVERIES
Residential charge-offs, net	(23,450)	(2,283)	(27,529)	(7,856)
Commercial (charge-offs) recoveries, net	(59)	(3,174)	4,434	(3,238)
Construction recoveries (charge-offs), net	35	36	64	6
Consumer and finance leases charge-offs, net	(4,390)	(5,980)	(25,017)	(27,773)
Total charge-offs, net	(27,864)	(11,401)	(48,048)	(38,861)
TOTAL CREDIT LOSSES (1)	$(25,576)	$(12,420)	$(47,519)	$(41,879)
LOSS RATIO PER CATEGORY (2):
Residential	2.69%	0.31%	0.99%	0.35%
Commercial	(0.08)%	0.29%	(0.08)%	0.12%
Construction	(0.43)%	0.54%	(0.34)%	0.40%
Consumer	0.64%	1.00%	1.24%	1.59%
TOTAL CREDIT LOSS RATIO (3)	0.91%	0.48%	0.55%	0.58%

(1)	Equal to net loss on OREO operations plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments, and gains (losses) on sales of OREO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on OREO operations divided by average loans and repossessed assets.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. Of the total gross loan portfolio held for investment of $11.1 billion as of September 30, 2021, the Corporation had credit risk of approximately 78% in Puerto Rico, 18% in the United States, and 4% in the Virgin Islands.

Update on the Puerto Rico Fiscal Situation

A significant portion of our financial activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has been in an economic recession since 2006.

Economic Indicators

On July 12, 2021, the Puerto Rico Planning Board (“PRPB”) published the Statistical Appendix of the 2020 Economic Report to the Governor, which showed a revised estimate for Puerto Rico’s real gross national product (“GNP”) of 1.8% in fiscal year 2019 (previously at 1.5%). Also, the PRPB published its preliminary real GNP estimate for fiscal year 2020, suggesting that the economy of Puerto Rico contracted by 3.2%. According to the PRPB, the economic growth seen during fiscal year 2019 primarily reflects the economic stimulus generated by the influx of federal recovery funds in response to the natural disasters that affected Puerto Rico in September 2017, while the contraction experienced in fiscal year 2020 was primarily driven by the adverse impact of the COVID-19 pandemic and the related mandatory restrictions.

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

Impact of the Pandemic-Related Federal and Local Support Packages

When estimating the impact of COVID-19 on Puerto Rico’s economy, the 2021 Fiscal Plan considers specific economic effects. Specifically, the approach incorporates two primary factors: (i) lost income from an enduring spike in unemployment and (ii) the relative amount of income that will be replaced by extraordinary U.S. federal government support. The forecast includes a gradual reduction of unemployment figures through fiscal year 2021; however, unemployment levels at the end of fiscal year 2021 are estimated to be around 2.5 percentage points higher than at the onset of the crisis.

In response to the pandemic crisis, both the U.S. federal government and Puerto Rico government have launched major relief packages intended to contain and mitigate the spread of the virus, support residents and frontline workers, and facilitate the economic recovery. The 2021 Fiscal Plan takes into consideration the amounts and timing of these stimulus programs. The local stimulus consisted of a $787.7 million emergency measures support package (the “Puerto Rico COVID-19 Stimulus Package”), which offered direct assistance to workers and businesses. The package was funded through $500 million of incremental new spending (made available via special appropriation), $131 million for education-related materials through existing federally funded government contracts, and $157 million through a reapportionment within the fiscal year 2020 Commonwealth General Fund budget. According to the 2021 Fiscal Plan, $643.6 million (or 81.7% of the total package) had been disbursed as of April 2021.

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

As of October 1, 2021, the Puerto Rico government had disbursed $1.99 billion of the $2.24 billion it has received under the CARES Act. Regarding the Puerto Rico COVID-19 Stimulus Package, the government had disbursed $521.4 million out of the $787.7 million approved in the package.

Impact of Disaster Relief Funding

The 2021 Fiscal Plan projects that approximately $84 billion of disaster relief funding in total, from federal and private sources, will be disbursed in reconstruction efforts over a period of 18 years (from fiscal year 2018 to fiscal year 2035). Specifically, an estimated $47 billion is expected to come from the Federal Emergency Management Agency (“FEMA”) Disaster Relief Fund for Public Assistance, Hazard Mitigation, Mission Assignments, and Individual Assistance. Such amounts include $948 million in funding related to the 2019 and 2020 earthquakes. The 2021 Fiscal Plan includes approximately $20 billion from the federal Department of Housing and Urban Development (“HUD”) Community Development Block Grant – Disaster Recovery (“CDBG-DR”) program, of which $2.7 billion is estimated to be allocated to offset the Commonwealth and its associated entities’ expected FEMA-related cost-share requirements. Lastly, an estimated $7 billion stems from private and business insurance payouts, while $8 billion is related to other sources of federal funding. The certified fiscal plan assumes a $750 million working capital fund to address the liquidity constraints associated with the reimbursement nature of disaster relief programs and a parametric insurance coverage required by the U.S. government in case of natural disasters. According to the 2021 Fiscal Plan, this will help to accelerate FEMA-approved reconstruction projects, particularly permanent projects. As of September 27, 2021, the United States Congress had appropriated $69.8 billion for Puerto Rico’s recovery efforts. Of this amount, approximately $49.7 billion had been committed by federal agencies for distribution, and $21.3 billion had been disbursed.

Similar to previous versions, the 2021 Fiscal Plan outlines a series of structural reforms. These structural reforms include (i) human capital and welfare reform, (ii) K-12 education reform, (iii) ease of doing business reform, (iv) power sector reform; and (v) infrastructure reform. Furthermore, the 2021 Fiscal Plan allocates strategic investments to enhance economic growth, facilitate government response to emergencies, and optimize frontline service delivery. Moreover, the 2021 Fiscal Plan includes investments geared towards strengthening the ability of Puerto Rico to benefit from the growing importance of technology. Specifically, the 2021 Fiscal Plan allocates $400 million to incentivize private sector investments in broadband build-out and to improve access to faster internet speed offerings in underserved areas. In addition, the 2021 Fiscal Plan addresses the need for a comprehensive civil service reform and outlines a comprehensive plan to improve the civil service, starting with a pilot for financial management personnel that includes almost $800 million in investment (between fiscal year 2022 and fiscal year 2051) in order to enhance strategic human capital planning, recruitment, performance management and evaluations, and succession planning, as well as hiring of additional staff and salary increases for key personnel, as deemed necessary.

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

Debt Restructuring

Significant progress has been made towards restructuring Puerto Rico’s debt since the PROMESA oversight board, on behalf of the Government of Puerto Rico and certain of its instrumentalities, filed several voluntary petitions under Title III of PROMESA. According to the 2021 Fiscal Plan, the restructuring of more than a third of the outstanding debt totaling $27 billion, has already been completed, including the restructurings of the Government Development Bank (“GDB”), the Puerto Rico Sales Tax Financing Corporation (“COFINA”), and the Puerto Rico Aqueduct and Sewer Authority (“PRASA”).

In September 2019, the PROMESA oversight board filed with the U.S. District Court (the “Court”) the Title III Joint Plan of Adjustment of the Commonwealth of Puerto Rico (the “Plan of Adjustment”, as amended). Preceded by extensive negotiations with key stakeholders, the pandemic interruption, and the Court’s approval of the Plan of Adjustment’s disclosure statement, on July 30, 2021, the PROMESA oversight board filed the seventh amended Plan of Adjustment. According to the oversight board, this Plan of Adjustment yields significant benefits for Puerto Rico including, an 80% reduction of its outstanding debt, from $33 billion to approximately $7.4 billion, and enables Puerto Rico to end the bankruptcy process under Tittle III of PROMESA.

After weeks of negotiations between the PROMESA oversight board and the Government of Puerto Rico, on October 26, 2021, the Governor Pedro R. Pierluisi signed Act 53-2021, titled “Law to End the Bankruptcy of Puerto Rico” (“Act 53”) which authorizes the issuance of new general obligations (“GO”) bonds as part of the Plan of Adjustment, subject to certain modifications to the plan. On November 3, 2021, the PROMESA oversight board filed the eighth amended Plan of Adjustment. According to the oversight board, the amended Plan of Adjustment includes no modification, or cut, to the pension benefits of active and retired government employees as provided in Act 53 to authorize the issuance of new GO bonds. The Plan of Adjustment’s Confirmation Hearing was scheduled to begin on November 8, 2021.

Exposure to Puerto Rico Government

As of September 30, 2021, the Corporation had $362.6 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $394.8 million as of December 31, 2020. As of September 30, 2021, approximately $187.7 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, and $122.7 million consisted of municipal revenue and special obligation bonds. Approximately 70% of the Corporation’s exposure to Puerto Rico municipalities consisted primarily of senior priority obligations concentrated in four of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. During the second quarter of 2019, the PROMESA oversight board announced the designation of the Commonwealth’s 78 municipalities as covered instrumentalities under PROMESA. Meanwhile, the latest fiscal plan certified by the PROMESA oversight board did not contemplate a restructuring of the debt of Puerto Rico’s municipalities, but the plan did call for the gradual elimination of budgetary subsidies provided to municipalities and established certain funds available to municipalities to incentivize service consolidation. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from the COVID-19 pandemic, as well as expense, revenue or cash management measures taken to address the Puerto Rico government’s fiscal situation and measures included in fiscal plans of other government entities. In addition to municipalities, the total direct exposure also included $13.1 million in loans to an affiliate of the Puerto Rico Electric Power Authority (“PREPA”), $35.4 million in loans to an agency of the Puerto Rico central government, and obligations of the Puerto Rico government, specifically a residential pass-through MBS issued by the PRHFA, at an amortized cost of $3.7 million as part of its available-for-sale investment securities portfolio (fair value of $2.9 million as of September 30, 2021).

The following table details the Corporation’s total direct exposure to Puerto Rico government obligations according to their maturities:

	As of September 30, 2021
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)
Puerto Rico Housing Finance Authority:
After 10 years	$3,680	$-	$3,680
Total Puerto Rico Housing Finance Authority	3,680	-	3,680

Puerto Rico Government agencies and public corporations:
Puerto Rico government agencies:
Due within one year	-	4,833	4,833
After 5 to 10 years	-	30,623	30,623
Total Puerto Rico government agencies	-	35,456	35,456

Affiliate of the PREPA:
Due within one year	-	397	397
After 1 to 5 years	-	12,676	12,676
Total Public Corporations	-	13,073	13,073
Total Puerto Rico government agencies and public corporations	-	48,529	48,529
Municipalities:
Due within one year	2,993	8,085	11,078
After 1 to 5 years	14,667	76,390	91,057
After 5 to 10 years	90,377	48,076	138,453
After 10 years	69,768	-	69,768
Total Municipalities	177,805	132,551	310,356
Total Direct Government Exposure	$181,485	$181,080	$362,565

In addition, as of September 30, 2021, the Corporation had $96.5 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2020 – $106.5 million). Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2018, the PRHFA’s mortgage loans insurance program covered loans in an aggregate amount of approximately $536 million. The regulations adopted by the PRHFA, requires the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance program. As of June 30, 2018, the most recent date as of which information is available, the PRHFA had an unrestricted deficit of approximately $5.9 million with respect to required reserves for the mortgage loan insurance program.

As of September 30, 2021, the Corporation had $2.8 billion of public sector deposits in Puerto Rico, compared to $1.8 billion as of December 31, 2020. Approximately 19% of the public sector deposits as of September 30, 2021 was from municipalities and municipal agencies in Puerto Rico and 81% was from public corporations, the central government and agencies, and U.S. federal government agencies in Puerto Rico.

Exposure to USVI government

The Corporation has operations in the USVI and has credit exposure to USVI government entities.

For many years, the USVI has been experiencing a number of fiscal and economic challenges that have deteriorated the overall financial and economic conditions in the area. Between 2008 and 2017, the USVI real GDP contracted at a compound annual growth rate of -4.2%. On May 26, 2021, the United States Bureau of Economic Analysis (the “BEA”) released estimates of GDP estimates for the USVI for 2019. According to the BEA, the USVI’s real GDP increased 2.2% in 2019. Also, the BEA revised the previously published real GDP growth estimate for 2018 from 1.5% to 1.6%. Growth in 2019 was primarily driven by increases in private fixed investment, exports, and consumer spending. These increases were partially offset by decreases in inventory investment and government spending. Private fixed investment doubled from the previous year, reflecting growth in business purchases of equipment and construction, including homes. In addition, disaster-related insurance payouts and federal assistance supported the reconstruction and major repairs of businesses and homes destroyed or heavily damaged by the two major hurricanes in September 2017. Although economic activity in the USVI showed signs of improvements during 2018 and 2019, the economic threat resulting from the COVID-19 pandemic is anticipated to diminish growth throughout 2020 and 2021.

Similar to Puerto Rico, the USVI has benefited from the various rounds of economic stimulus programs deployed by the Federal Government. Overall total pandemic-related relief funding allocated to the USVI exceeds $1.5 billion. According to information published by the U.S. Department of Labor, as of July 31, 2021, total pandemic-related unemployment benefits amounted to $124.3 million. Furthermore, as of May 31, 2021, over 3,400 applications from USVI businesses had been approved for the SBA PPP, amounting to more than $202.5 million, according to data published by the SBA.

On October 28, 2021, the U.S. Census Bureau released the 2020 Census population and housing unit count for the USVI. As of April 1, 2020, the USVI’s population was 87,146, representing an 18.1% decline from the 2010 Census population of 106,405. The housing unit count was 57,257 in 2020, representing an increase of 2.4% from the 2010 Census housing unit count of 55,901.

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

As of September 30, 2021, the Corporation had $62.5 million in loans to USVI government instrumentalities and public corporations, compared to $61.8 million as of December 31, 2020. Of the amount outstanding as of September 30, 2021, public corporations of the USVI owed approximately $39.3 million and an independent instrumentality of the USVI government owed approximately $23.2 million. As of September 30, 2021, all loans were currently performing and up to date on principal and interest payments.

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

3. ACL for loans and finance leases to adjusted total loans held for investment ratio is a non-GAAP financial measure that excludes SBA PPP loans amounting to $218.4 million and $406.0 million as of September 30, 2021 and December 31, 2020, respectively. The SBA PPP loans are fully-guaranteed by the SBA, and the principal amount of the loans may be forgiven in full or in part, thus presenting less credit risk than a non-SBA PPP loan. Management believes the use of this non-GAAP measure provides additional understanding when assessing the Corporation’s reserve coverage and facilitates comparison with other periods. See below for the reconciliation of the GAAP ratio of ACL for loans and finance leases to total loans held for investment to the Non-GAAP ratio of the ACL for loans and finance leases to adjusted total loans held for investment.

4. To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation uses, and believes that investors would benefit from disclosure of, non-GAAP financial measures that reflect adjustments to net income and non-interest expenses to exclude items that management identifies as Special Items because management believes they are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts. This Form 10-Q includes the following non-GAAP financial measures for the quarter and nine-month periods ended September 30, 2021 and 2020 that reflect the described items that were excluded for one of those reasons.

Adjusted net income reflects the effect of the following exclusions:

• Merger and restructuring costs of $2.3 million and $24.6 million recorded in the third quarter and first nine months of 2021, respectively, and $10.4 million and $14.2 million in the third quarter and first nine months of 2020, respectively, related to transaction costs and restructuring initiatives in connection with the acquisition of BSPR.

• COVID-19 pandemic-related expenses of $0.6 million and $3.0 million recorded in the third quarter and first nine months of 2021, respectively, and $1.0 million and $4.3 million in the third quarter and first nine months of 2020, respectively.

• Gains of $5.3 million and $13.4 million on the sales of U.S. agencies MBS and U.S. Treasury notes recorded in the third quarter and first nine months of 2020, respectively.

• The $8.0 million benefit related to the partial reversal of the deferred tax asset valuation allowance recorded during the third quarter of 2020.

• Total benefit of $6.2 million recorded in the first nine months of 2020 resulting from hurricane-related insurance recoveries.

• Gain of $0.1 million on the repurchase of $0.4 million in TRuPs in the third quarter of 2020 reflected in the statement of income as Gain on early extinguishment of debt.

• The tax-related effects of all the pre-tax items mentioned in the above bullets as follows:

- Tax benefit of $0.9 million and $9.2 million in the third quarter and first nine months of 2021, respectively, and $3.9 million and $5.3 million in the third quarter and first nine months of 2020, respectively, related to merger and restructuring costs in connection with the acquisition of BSPR (calculated based on the statutory tax rate of 37.5%).

- Tax benefit of $0.2 million and $1.1 million in the third quarter and first nine months of 2021, respectively, and $0.4 million and $1.6 million in the third quarter and first nine months of 2020, respectively, in connection with the COVID-19 pandemic-related expenses (calculated based on the statutory tax rate of 37.5%).

- No tax expense was recorded for the gains on sales of U.S. agencies MBS and U.S. Treasury Notes in the third quarter and first nine months of 2020. Those sales consisted of tax-exempt securities or were recorded at the tax-exempt international banking entity subsidiary level.

- Tax expense of $2.3 million in the first nine months of 2020 related to the benefit of hurricane-related insurance recoveries (calculated based on the statutory tax rate of 37.5%).

- The gain realized on the repurchase of TRuPs in the third quarter of 2020 recorded at the holding company level had no effect on the income tax expense in 2020.

See “Overview of Results of Operations” above for the reconciliation of the non-GAAP financial measure “adjusted net income” to the GAAP financial measure.

Adjusted non-interest expenses – The following tables reconcile for the third quarter and first nine months of 2021 and 2020 the non-interest expenses to adjusted non-interest expenses, which is a non-GAAP financial measure that excludes the relevant Special Items identified above:

(In thousands)
Quarter Ended September 30, 2021	Non-Interest Expenses (GAAP)	Merger and Restructuring Costs	COVID 19 Pandemic-Related Expenses	Adjusted (Non-GAAP)

Non-interest expenses	$114,036	$2,268	$640	$111,128
Employees' compensation and benefits	50,220	-	10	50,210
Occupancy and equipment	23,306	-	576	22,730
Business promotion	3,370	-	-	3,370
Professional service fees	13,554	-	-	13,554
Taxes, other than income taxes	5,238	-	49	5,189
FDIC deposit insurance	1,381	-	-	1,381
Net gain on OREO and OREO expenses	(2,288)	-	-	(2,288)
Credit and debit card processing expenses	5,573	-	-	5,573
Communications	2,250	-	-	2,250
Merger and restructuring costs	2,268	2,268	-	-
Other non-interest expenses	9,164	-	5	9,159

(In thousands)
Nine-Month Period Ended September 30, 2021	Non-Interest Expenses (GAAP)	Merger and Restructuring Costs	COVID 19 Pandemic-Related Expenses	Adjusted (Non-GAAP)

Non-interest expenses	$377,509	$24,582	$2,954	$349,973
Employees' compensation and benefits	150,776	-	47	150,729
Occupancy and equipment	71,664	-	2,607	69,057
Business promotion	9,565	-	22	9,543
Professional service fees	48,019	-	-	48,019
Taxes, other than income taxes	17,013	-	271	16,742
FDIC deposit insurance	5,291	-	-	5,291
Net gain on OREO and OREO expenses	(529)	-	-	(529)
Credit and debit card processing expenses	16,646	-	-	16,646
Communications	7,119	-	-	7,119
Merger and restructuring costs	24,582	24,582	-	-
Other non-interest expenses	27,363	-	7	27,356

(In thousands)
Quarter Ended September 30, 2020	Non-Interest Expenses (GAAP)	Merger and Restructuring Costs	COVID 19 Pandemic-Related Expenses	Hurricane-Expenses Related Insurance Recoveries	Adjusted (Non-GAAP)

Non-interest expenses	$107,508	$10,441	$962	$-	$96,105
Employees' compensation and benefits	43,063	-	18	-	43,045
Occupancy and equipment	19,064	-	768	-	18,296
Business promotion	3,046	-	71	-	2,975
Professional service fees	11,563	-	2	-	11,561
Taxes, other than income taxes	4,510	-	82	-	4,428
FDIC deposit insurance	1,630	-	-	-	1,630
Net loss on OREO and OREO expenses	1,019	-	-	-	1,019
Credit and debit card processing expenses	4,859	-	-	-	4,859
Communications	2,246	-	16	-	2,230
Merger and restructuring costs	10,441	10,441	-	-	-
Other non-interest expenses	6,067	-	5	-	6,062

(In thousands)
Nine-Month Period Ended September 30, 2020	Non-Interest Expenses (GAAP)	Merger and Restructuring Costs	COVID 19 Pandemic-Related Expenses	Hurricane-Related Insurance Recoveries	Adjusted (Non-GAAP)

Non-interest expenses	$289,478	$14,188	$4,286	$(1,153)	$272,157
Employees' compensation and benefits	125,454	-	1,764	-	123,690
Occupancy and equipment	50,567	-	1,752	(789)	49,604
Business promotion	8,982	-	543	(184)	8,623
Professional service fees	35,324	-	7	(180)	35,497
Taxes, other than income taxes	11,967	-	161	-	11,806
FDIC deposit insurance	4,588	-	-	-	4,588
Net loss on OREO and OREO expenses	3,018	-	-	-	3,018
Credit and debit card processing expenses	12,747	-	-	-	12,747
Communications	5,975	-	16	-	5,959
Merger and restructuring costs	14,188	14,188	-	-	-
Other non-interest expenses	16,668	-	43	-	16,625

Allowance for credit losses on loans and finance leases to adjusted total loans held for investment ratio - The following table reconciles the “ACL for loans and finance leases to total loans held for investment ratio,” the GAAP financial ratio, to the non-GAAP financial measure “ACL for loans and finance leases to adjusted total loans held for investment ratio,” as of September 30, 2021 and December 31, 2020.

	Allowance for Credit Losses for Loans and Finance Leases
	to Loans Held for Investment
	(GAAP to Non-GAAP reconciliation)
	As of September 30, 2021
	Allowance for Credit Losses for	Loans Held For Investment
	Loans and Finance Leases
(In thousands, except for ratios)
Allowance for credit losses for loans and finance leases and loans held for investment (GAAP)	$288,360	$11,140,582
Less:
SBA PPP loans	-	218,360
Allowance for credit losses for loans and finance leases and adjusted loans held for investment,
excluding SBA PPP loans (Non-GAAP)	$288,360	$10,922,222

Allowance for credit losses for loans and finance leases
to loans held for investment ratio (GAAP)	2.59%
Allowance for credit losses for loans and finance leases to adjusted loans held for investment
ratio, excluding SBA PPP loans (Non-GAAP)	2.64%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on this evaluation as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the Chief Executive Office and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

There have been no changes to the Corporation’s internal control over financial reporting during our most recent quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Other than as described below, there have been no material changes from those risk factors previously disclosed in Part, Item 1A., “Risk Factors,” in the 2020 Annual Report on Form 10-K. Additional risks and uncertainties that are not currently known to the Corporation or are currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

The Corporation’s policy concerning mandatory COVID-19 vaccination of the Corporation’s employees, service providers and consultants could have a material adverse impact on the Corporation’s business and results of operations.

On October 6, 2021, the Corporation announced that as part of COVID-19 protocols, all employees, service providers and consultants of the Corporation must be fully vaccinated by December 1, 2021, with few exceptions. It is currently not possible to predict with certainty the impact that this policy will have on our workforce. Additional vaccine mandates may be announced in jurisdictions in which our businesses operate. Our implementation of these requirements may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs, which could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Not applicable.

b) Not applicable.

c) Purchase of equity securities by the issuer and affiliated purchases. The following table provides information relating to the Corporation’s purchases of shares of its common stock in the third quarter of 2021.

					Approximate Dollar
					Value of Shares
				Total Number of	That May Yet be
				Shares Purchased	Purchased Under
			Average	as Part of Publicly	These Plans or
	Total number of		Price	Announced Plans	Programs
Period	shares purchased		Paid	Or Programs	(In thousands) (1)

July 2021	2,135,206		$11.71	2,135,206
August 2021	1,400,000		12.31	1,400,000
September 2021	626,785		12.46	623,600
Total	4,161,991	(2)(3)		4,158,806	$150,000

(1)

As of September 30, 2021, the Corporation was authorized to purchase up to $300 million of the Corporation’s stock under the program, that was publicly announced on April 26, 2021, of which $150 million had been utilized. The remaining $150 million in the table represents the amount available to repurchase shares under the program as of September 30, 2021. The program does not obligate the Corporation to acquire any specific number of shares. Under the program, shares may be repurchased through open market purchases, accelerated share repurchases and/or privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)

Includes 3,185 shares of common stock acquired by the Corporation to cover minimum tax withholding obligations upon the vesting of restricted stock and performance units. The Corporation intends to continue to satisfy statutory tax withholding obligations in connection with the vesting of outstanding restricted stock and performance units through the withholding of shares.

(3)

Includes 3,158,806 shares of common stock repurchased in the open market at an average price of $11.99 for a total purchase price of approximately $37.9 million, and 1,000,000 shares of common stock repurchased through privately negotiated transactions at an average price of $12.14 for a total purchase price of approximately $12.1 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein:

Exhibit Index

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document, filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith
104	The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: November 9, 2021	By: /s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: November 9, 2021	By: /s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer