Form 10-K
period 2021-12-31
FIRST BANCORP /PR/
filed 2022-03-01
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
(Mark one)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934
For the Fiscal Year Ended
December 31, 2021
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
Santurce
,
Puerto Rico
(Zip Code)
(Address of principal executive office)
Registrant’s telephone number, including area code:
(
787
)
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

2021 (the last trading day of the registrant’s

most recently completed second
fiscal quarter) was $
2,418,491,241

based on the closing price of $11.92 per share of the

registrant’s common stock on the New

York Stock Exchange

on June 30, 2021. The registrant had no
nonvoting common equity outstanding as of June 30, 2021.

For the purposes of the foregoing calculation only,

the registrant has defined affiliates to include (a) the executive officers named in
Part III of this Annual Report on Form 10-K; (b) all directors of the registrant; and (c) each shareholder,

including the registrant’s employee benefit

plans but excluding shareholders that file on
Schedule 13G, known to the registrant to be the beneficial owner of 5% or more of the outstanding shares of common stock

of the registrant as of June 30, 2021. The registrant’s

response to
this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.
Indicate the number of shares outstanding of each of the

registrant’s classes of common stock,

as of the latest practicable date:
198,414,429

shares as of February 15, 2022.
Documents incorporated by reference:
Portions of the definitive proxy statement relating

to the registrant’s annual meeting of stockholders

scheduled to be held on May 20, 2022 are
incorporated by reference in response to Items 10, 11,

12, 13 and 14 of Part III of this Form 10-K.

FIRST BANCORP.
2021 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART

I
Item 1.
Business
6
Item 1A.
Risk Factors
25
Item 1B.
Unresolved Staff Comments
40
Item 2.
Properties
40
Item 3.
Legal Proceedings
40
Item 4.
Mine Safety Disclosures
40
PART

II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
41
Item 6.
[Reserved]
45
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
46
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
132
Item 8.
Financial Statements and Supplementary Data
133
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
273
Item 9A.
Controls and Procedures
273
Item 9B.
Other Information
273
Item 9C.
Disclosure regarding Foreign Jurisdictions that Prevent Inspections
273
PART

III
Item 10.
Directors, Executive Officers and Corporate Governance
274
Item 11.
Executive Compensation
274
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
274
Item 13.
Certain Relationships and Related Transactions, and Director Independence
274
Item 14.
Principal Accountant Fees and Services
275
PART

IV
Item 15.
Exhibits and Financial Statement Schedules
275
Item 16.
Form 10-K Summary
275
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

with the U.S.

Securities and

Exchange Commission (the

“SEC”), in the

Corporation’s

press releases or

in other public
or

stockholder

communications

made

by

the

Corporation,

or

in

oral

statements

made

on

behalf

of

the

Corporation

by,

or

with

the
approval of,

an authorized executive

officer,

the words or

phrases “would,” “intends,”

“will,” “expect,”

“should,”,

“plans”, “forecast”
“anticipate,”

“look

forward,”

“believes,”

and

other

terms

of

similar

meaning

or

import

in

connection

with

any

discussion

of

future
operating, financial or other performance are meant to identify “forward

-looking statements.”
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

such forward-looking statements.

Factors that could

cause results to

differ from

those expressed in

the Corporation’s

forward-looking statements

include, but

are not
limited to, risks described or referenced in Part I, Item 1A, “Risk Factors,” and the following:
●
uncertainties

relating

to

the

impact

of

the

ongoing

COVID-19

pandemic

or

any

future

regional

or

global

health

crisis,
including new

variants and

mutations of

the virus,

such as

the Omicron

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

●
risks related

to the

effect on

the Corporation

and its

customers of

governmental, regulatory

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
●
risks,

uncertainties

and

other

factors

related

to

the

Corporation’s

acquisition

of

Banco

Santander

Puerto

Rico

(“BSPR”),
including

the risks

that the

Corporation’s

may not

realize, either

fully or

on a

timely basis,

the cost

savings and

any other
synergies from

the acquisition

that the

Corporation expected,

because of

deposit attrition,

customer loss

and/or revenue

loss
as a

result of

unexpected factors

or events,

including those

that are

outside of

our control

following the

acquisition, and

the
impact on the Corporation’s results of

operations and financial condition of other business acquisitions, or dispositions;
●
uncertainty as to

the ultimate outcomes

of the recently

approved Puerto Rico’s

debt restructuring plan

(“Plan of Adjustment”
or “PoA”)

and its

2022 fiscal

plan, or

any revisions

to it,

on our

clients and

loan portfolios,

and any

potential impact

from
future economic or political developments in Puerto Rico;
●
the impact that a resumption of

a slowing economy and unemployment

or underemployment may have on

the performance of
our

loan

and

lease

portfolio,

the

market

price

of

our

investment

securities,

the

availability

of

sources

of

funding

and

the
demand for our products;
●
uncertainty

as

to

the

availability

of

wholesale

funding

sources,

such

as

securities

sold

under

agreements

to

repurchase,
Federal Home Loan Bank (“FHLB”) advances and brokered certificates of deposit (“brokered CDs”);
●
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
●
the

impact

of

changes

in

accounting

standards

or

assumptions

in

applying

those

standards,

including

the

impact

of

the
ongoing COVID-19

pandemic on forecasted

economic variables

considered for

the determination

of the allowance

for credit
losses (“ACL”) required by the current expected credit losses (“CECL”) accounting standard;

●
the ability of the

Corporation’s banking

subsidiary FirstBank Puerto

Rico (“FirstBank” or the

“Bank”)

to realize the benefits
of its net deferred tax assets;
●
the ability of FirstBank to generate sufficient cash flow to make dividend payments to the Corporation;
●
the impact

of rising

interest rates

and

inflation

on the

Corporation,

including

a decrease

in demand

for

new mortgage

loan
originations

and

refinancings

and

increased

competition

for

borrowers,

which

would

likely

pressure

the

Corporation’s
margins and have an adverse impact on origination volumes and financial performance;
●
adverse

changes

in

general

economic

conditions

in

Puerto

Rico,

the

United

States

(“U.S.”),

the

U.S.

Virgin

Islands

(the
“USVI”),

and

the

British

Virgin

Islands

(the

“BVI”),

including

the

interest

rate

environment,

market

liquidity,

housing
absorption rates, real estate prices, and disruptions in the U.S. capital markets, including as a result of the ongoing COVID-19
pandemic,

which

may

further

reduce

interest

margins,

affect

funding

sources

and

demand

for

all

of

the

Corporation’s
products and services, and reduce the Corporation’s

revenues and earnings and the value of the Corporation’s

assets;
●
the

effect

of

changes

in

the

interest

rate

environment,

including

the

cessation

of

the

London

Interbank

Offered

Rate
(“LIBOR”), which could adversely affect the Corporation’s

results of operations, cash flows and liquidity;
●
an adverse change in the Corporation’s

ability to attract new clients and retain existing ones;
●
the risk that additional

portions of the unrealized

losses in the Corporation’s

investment portfolio are determined

to be credit-
related, including

additional charges

to the provision

for credit losses

on the Corporation’s

remaining exposure

to the Puerto
Rico government’s

debt securities

held as

part of

the available-for

-sale securities

portfolio

with a

fair value

of $2.9

million
($3.6 million amortized cost) and an ACL of $0.3 million;
●
uncertainty about

legislative, tax

or regulatory

changes that

affect financial

services companies

in Puerto

Rico, the

U.S. and
the

USVI

and

BVI,

which

could

affect

the

Corporation’s

financial

condition

or

performance

and

could

cause

the
Corporation’s actual results for future

periods to differ materially from prior results and anticipated or projected results;
●
changes

in

the

fiscal

and

monetary

policies

and

regulations

of

the

U.S.

federal

government

and

the

Puerto

Rico

and

other
governments,

including

those

determined

by

the

Board

of

the

Governors

of

the

Federal

Reserve

System

(the

“Federal
Reserve Board”),

the Federal

Reserve Bank

of New

York

(the “New

York

FED”, “FED”

or “Federal

Reserve”), the

Federal
Deposit Insurance Corporation (the “FDIC”),

government-sponsored housing agencies, and

regulators in Puerto Rico, and the
USVI and BVI;
●
the

risk

of

possible

failure

or

circumvention

of

the

Corporation’s

internal

controls

and

procedures

and

the

risk

that

the
Corporation’s risk management

policies may not be adequate;
●
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
●
the

risk

that

the

FDIC

may

increase

the

deposit

insurance

premium

and/or

require

special

assessments

to

replenish

its
insurance fund, causing an additional increase in the Corporation’s non-interest expenses;

●
a need

to recognize

impairments on

the Corporation’s

financial instruments,

goodwill and

other intangible

assets relating

to
business acquisitions, including as a result of the ongoing COVID-19 pandemic;
●
the

effect

of

changes

in

the

interest

rate

environment

on

the

global

economy,

on

the

Corporation’s

businesses,

business
practices,

and

results

of

operations,

including

the

impact

of

rising

interest

rates

and

inflation

on

the

Corporation

and

a
decrease

in

demand

for

new

mortgage

loan

originations

and

refinancings

and

increased

competition

for

borrowers,

which
could pressure the Corporation’s

margins and have an adverse impact on origination volumes and financial performance;
●
the risk

that the

impact

of the

occurrence

of any

of these

uncertainties

on the

Corporation’s

capital would

preclude

further
growth of the Bank and preclude the Corporation’s

Board of Directors from declaring dividends;
●
uncertainty as

to whether

FirstBank will

be able

to continue

to satisfy

its regulators

regarding,

among other

things, its

asset
quality,

liquidity

plans,

maintenance

of

capital

levels

and

compliance

with

applicable

laws,

regulations

and

related
requirements; and
● general competitive factors and industry consolidation.

The

Corporation

does

not

undertake,

and

specifically

disclaims

any

obligation,

to

update

any

“forward-looking

statements”

to
reflect

occurrences

or

unanticipated

events

or

circumstances

after

the

date

of

such

statements,

except

as

required

by

the

federal
securities laws.

PART

I
Item 1. Business
GENERAL
First

BanCorp.

is

a

publicly

owned

financial

holding

company

that

is

subject

to

regulation,

supervision

and

examination

by

the
Federal Reserve

Board. The

Corporation was

incorporated under

the laws

of the

Commonwealth of

Puerto Rico

to serve

as the

bank
holding company for FirstBank.

The Corporation is a full-service

provider of financial services and

products with operations in Puerto
Rico, the

U.S., the

USVI and

the BVI.

As of

December 31,

2021, the

Corporation had

total assets

of $20.8

billion, total

deposits of
$17.8 billion, and total stockholders’ equity of $2.1

billion.
The

Corporation

provides

a wide

range

of financial

services for

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

FirstBank conducts its

business through its main

office located in

San Juan, Puerto Rico, 64

banking branches in Puerto

Rico, eight
banking branches in

the USVI and

the BVI, and

11 banking

branches in the

state of Florida

(USA). FirstBank has

four wholly owned
subsidiaries

with

operations

in

Puerto

Rico:

First

Federal

Finance

Corp.

(d/b/a

Money

Express

La Financiera),

a

finance

company
specializing

in

the

origination

of

small

loans

with

28

offices

in

Puerto

Rico;

First

Management

of

Puerto

Rico,

a

Puerto

Rico
corporation,

which

holds

tax-exempt

assets;

FirstBank

Overseas

Corporation,

an

international

banking

entity

(an

“IBE”)

organized
under

the International

Banking

Entity

Act of

Puerto

Rico;

and

one dormant

company formerly

engaged

in the

operation

of certain
other real estate owned (“OREO”) property.
For a

discussion

of certain

significant

events that

have occurred

in 2021,

please refer

to “Significant

Events”

included

in Item

7.
Management’s Discussion and

Analysis of Financial Condition and Results of Operations of this Form

10-K.
BUSINESS SEGMENTS
The Corporation has six reportable segments: Commercial and Corporate

Banking; Mortgage Banking; Consumer (Retail) Banking;
Treasury and Investments; United States

Operations; and Virgin

Islands Operations. These segments are described below,

as well as in
Note 36 - “Segment Information,” to the consolidated

financial statements for the year ended December 31, 2021 included in

Item 8 of
this Form 10-K.
Commercial and Corporate Banking
The

Commercial

and

Corporate

Banking

segment

consists

of

the

Corporation’s

lending

and

other

services

for

large

customers
represented

by specialized

and middle-market

clients and

the government

sector in

the Puerto

Rico region.

FirstBank has

developed
expertise

in

a

wide

variety

of

industries.

The

Commercial

and

Corporate

Banking

segment

offers

commercial

loans,

including
commercial real estate and construction

loans, as well as other products,

such as cash management and business

management services.
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
VA
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

deposit (“re

tail CDs”).

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

deposit

capture,

and

automated

clearing

house,

or

ACH,

transactions.

Loan

products

include

the
traditional commercial and industrial and commercial real estate products,

such as lines of credit, term loans and construction loans.
Virgin Islands Operations
The

Virgin

Islands

Operations

segment

consists

of

all

banking

activities

conducted

by

FirstBank

in

the

USVI

and

BVI

regions,
including

consumer and

commercial banking

services, with

a total

of eight

banking branches

serving

the islands

in the

USVI of

St.
Thomas,

St.

Croix,

and

St.

John,

and

the

island

of

Tortola

in

the

BVI.

The

Virgin

Islands

Operations

segment

is

driven

by

its
consumer, commercial lending and deposit

-taking activities.

Loans

to

consumers

include

auto

and

boat

loans,

lines

of

credit,

and

personal

and

residential

mortgage

loans.

Deposit

products
include

interest-bearing

and

non-interest-bearing

checking

and

savings

accounts,

IRAs,

and

retail

CDs.

Retail

deposits

gathered
through each branch serve as the funding sources for its own lending activities.

ENVIRONMENTAL

,

SOCIAL AND GOVERNANCE (ESG) PROGRAM OVERVIEW
The

Corporation

is

committed

to

supporting

our

clients,

employees,

shareholders

and

communities

in

which

we

serve.

With
oversight from our Board of Directors, the Corporation

is focused on implementing ESG practices to support

environmental and social
sustainability with an effective governance framework.
During

2021,

the

Corporation

made

progress

towards

formally

establishing

our

ESG

Program

by

adopting

an

ESG

framework
through

which

we

will

establish

and

communicate

the

Corporation’s

ESG

strategy

and

overarching

governance

policy,

with
anticipated plans to publish an ESG report during 2022.
The

Corporate

Governance

and

Nominating

Committee

of the

Board

of

Directors

has

direct oversight

of

ESG policies,

practices
and disclosures.

Additionally, during

2021, the Corporation established

an ESG Committee at the

management level, which primarily
is

responsible

for

driving

the

Corporation’s

ESG

policies

and

strategy

and

reporting

regularly

to

the

Corporate

Governance

and
Nominating Committee.

The ESG

Committee will

align priorities

and initiatives

for the

year,

provide strategy

recommendations and
lead

the

reporting

process

on

ESG

related

topics.

The

ESG

Committee

is

composed

of

a

core,

cross-functional

group

of

senior
management,

with

representatives

from

our

Investor

Relations,

Corporate

Affairs,

Corporate

Communications,

Human

Resources,
Risk, Credit and Finance functions.
The Corporation

intends to

report to

shareholders and

other key

stakeholders regarding

these efforts

with an

ESG Report

that will
align

with

leading

standards

and

frameworks,

including

the

Sustainability

Accounting

Standards

Board

and

the

United

Nations
Sustainable Development

Goals. The Corporation

expects to publish

the Corporation’s

inaugural 2021 ESG

Report during the

second
quarter of 2022.
HUMAN CAPITAL MANAGEMENT
First BanCorp.

strives to be recognized as a leading and diversified financial institution,

offering a superior experience to our clients
and employees. We

believe that the key to our success is caring about our team as much as we care about our customers. Our goal is to
be an “Employer of Choice” within our

primary operating regions, which we

believe can be achieved and sustained by adding

value to
our

employees’

lives

and

providing

the

right

work

experience.

The

core

of

our

Employer

Value

Proposition,

“The

Experience

of
Being 1”, is our commitment to our employees’ wellbeing, success, professional development, and work environment.
Structure
As of December

31, 2021,

the Corporation

and its subsidiaries

had 3,075

regular employees,

nearly all

of whom

are full-time. The
Corporation

had 2,722

employees in

the Puerto

Rico region,

200 employees

in the

Florida region,

and 153

employees in

the Virgin
Islands region. As

of December 31, 2021,

approximately 67% of the

total employees and 57%

of the top and

middle management, are
women.

The

overall

headcount

was

7.45%

lower

than

as

of

December

31,

2020,

primarily

as

a

result

of

the

completion

of

the
integration

of

BSPR

operations.

The

Human

Resources

Division

reports

to

the

Corporation’s

Chief

Risk

Officer

and

manages

all
aspects

related

to

the

Corporation’s

human

capital,

including

talent

recruiting

and

engagement,

training

and

development,

and
compensation and benefits.

The

Human

Resources

Division

efforts

are

overseen

by

the

Corporation’s

Chief

Executive

Officer

(CEO)

and

the

executive
management

team

through

regular

work-related

interactions.

Our

leaders

focus

on

strengthening

employee

management

and
engagement,

and

maximizing

collaboration

between

departments

and

talents

by

promoting

an

open-door

culture

that

stimulates
frequent communication

between employees

and management.

This provides

more opportunities

to identify

employees' needs,

obtain
feedback

about

work

experience,

and

adapt

our

employee

engagement

as

we

believe

is

appropriate.

In

addition,

the

Corporation’s
Board

of Directors

and

the Board’s

Compensation

and Benefits

Committee

monitor

and are

regularly

updated

on the

Corporation’s
human capital management strategies.

Recruitment and Retention
First

BanCorp.

is

an

equal

opportunity

employer,

which

considers

qualified

candidates

for

employment

to

fill

its

available
positions.

Our

efforts

are

focused

on

attracting

and

retaining

the

best

talent

for

the

Corporation,

including

college

graduates.

The
attraction and selection process includes:
●
Building our employer brand by participating in professional events and job fairs and maintaining a relationship with
universities through internship programs and career forums.

●
A partnership with hiring managers to ensure an accurate match between role and candidate and reasonably speed up the
recruitment process to secure top candidates.
●
A robust management information system to enhance the effectiveness of the recruitment process and provide candidates with
a unique experience.
●
A robust on-boarding process to engage and support the new employee’s induction process, including our mentorship program
for new hires,

“FirstPal”.
Our

commitment

to

employee

engagement

continues

throughout

the

employee’s

time

with

the

Corporation.

Therefore,

we

have
talent management processes to attract

and engage the best talent and

promote professional development and

career growth, including,
promoting

internal

career

opportunities,

performance

management

processes,

annual

talent

review,

and

robust

succession

planning,
among

other

practices.

We

also

promote

our

commitment

to

our

communities

through

our

volunteer

and

community

reinvestment
programs. In

2021, despite

the COVID-19

pandemic,

we supported

14 organizations

with volunteer

work and over

80 others

through
donations.
We

believe

that

financial

security

is critical

for

our

employees.

Our

goal is to

maintain

compensation

levels that

are competitive
with comparable

job categories

in similar

organizations.

Our salary

administration program

is designed

to provide

compensation that
is

consistent

with

our

employees’

assigned

duties

and

responsibilities

in

order

to

recognize

differences

in

individual

performance
levels and to attract the right talent for each job.
In

addition

to

salary,

some

job

positions

are

eligible

to

participate

in

variable

pay

programs.

The

Corporation

has

different
incentive

programs

for

most

of

the

business

units.

These

incentive

programs

are

periodically

reviewed

to

align

them

to

business
strategies

and

ensure

sound

risk

management.

Further,

the

Corporation’s

Management

Award

Program

is

used

to

recognize

and
reward outstanding

performance for

exempt employees

who do

not participate

in other

variable pay

programs. The Corporation

also
has a Long-Term

Incentive Plan for

top-performing leaders and

employees with high

potential. These programs

provide awards based
upon

the

Corporation’s

and

individual’s

performance

and

are

key

for

the

attraction

and

engagement

of

the

best

talent
. The
Corporation’s investment

in its employees has resulted

in a stable-tenured workforce,

with an average tenure

of 10 years of service. In
2021, employee’s

voluntary turnover increased

globally affecting most

industries. Our employee

voluntary turnover rate

for 2021

was
18.4%, mostly related

to hourly employees

in call centers

and branches. Voluntary

turnover for all

other positions was

9.5%,

for high
performers employees’ turnover was relatively low at 7.5%.
Talent Development
First BanCorp. believes

that a culture

of learning

and development maximizes

the talent of

human capital and

is the foundation

for
sustained business success.

The

Corporation

provides

face-to-face,

online

and

virtual

training,

development

activities,

special

projects,

and

partial

tuition
reimbursement

to

complete

a

bachelor’s

or

master's

degree.

Training

is

offered

on

various

subjects

that

are

classified

into

the
following

five

main

areas:

fundamentals,

compliance

and

corporate

governance,

specialized

technical

subjects,

professional
development,

and

leadership

development.

Our

training

and

development

programs

strives

to

reflect

both

the

employees’

and

the
organization’s needs.
We

offer

more

than

7,000

training

opportunities

through

online

courses

and

in-person

or

virtual

classes.

In

2021,

due

to

the
COVID-19 pandemic,

we provided

over 70

training opportunities

(both internal

and external)

through

virtual and

online modalities.
This

action

allowed

our

employees

to

keep

learning

even

when

they

were

working

remotely.

For

2021,

we

delivered

more

than
119,000 hours of training. Furthermore,

employees each completed on average 32.21 training hours.
Every

year

around

100

new

and

existing

supervisors

and

managers

receive

training.

For

new

supervisors,

we

offer

a

program
intended to

train in basic

supervision, leadership

and communication

skills, and our

human resources policies

and practices. We

have
delivered more

than 9,000

hours of

supervision and

management-related

training over

the last

three years.

In addition,

our program
for active

supervisors and

managers encourages

leaders to

review their

leadership skills

with feedback

received from

instructors and
coworkers.

In

the

past

five

years,

the

program

has

been

delivered

to

60%

of

our

current

leaders,

including

new

leaders

from

the
acquired BSPR business, accounting for over 20,000 training hours since the program was launched.

Health & Wellness
Health

and

wellness

programs

are

a

strong

component

of

the

benefits

we

provide

to

our

employees.

First

BanCorp.

provides
competitive

benefits

programs

that

are

intended

to

address

even

the

most

pressing

needs

of

our

employees

and

their

families

to
promote

physical, emotional,

and

financial health.

Our comprehensive

benefits

package includes

health, dental

and vision

insurance
offered

through different

insurance company

options that

enable an

employee to

choose the

one that

best accommodates

their needs
and

those of

their family.

We

also offer

life insurance

and disability

plans; and

a retirement-defined

contribution

plan option

where
both employee and employer contribute.
To

promote work-life

balance, we

grant a variety

of paid

time off

for vacation,

illness, maternity

and paternity

leave, bereavement
leave, marriage and personal days,

in-house health services, and a complete

wellness program, including nutrition, fitness,

health fairs,
personal

finance

education,

and

preventive

healthcare

activities,

among

others.

The

Corporation

contributes

a

substantial

portion
towards

the costs of all these benefits.
Initiatives for

the safety and

security of employees

have always been

an important priority.

In 2021, in

response to the

COVID-19
pandemic,

over

60%

of

the

Corporation’s

employees

were

able

to

work

remotely.

Additional

activities

implemented

by

the
Corporation to support employees included:
●
COVID-19 monitoring, and contact tracing processes.
●
Free testing for all employees.
●
Paid leave for employees affected by the virus and special leave of absence without pay for unique needs.
●
Enhanced cleaning activities, installed barriers (plexiglass or similar materials)

to comply with social distance guidelines and
protect customers and employees, provided

face masks, hand sanitizers and cleaning materials, and implemented the taking of
the temperature of all employees and customers who enter the Corporation’s facilities.
●
Training activities related to COVID-19, safety

measures, stress management,

and remote work.
●
Implemented a COVID-19 vaccination mandate to protect our workforce.
●
Offered multiple onsite vaccination clinics, including vaccination booster clinics.

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

to Mrs. Sara

Alvarez

Cabrero, Executive

Vice

President,

General

Counsel

and

Secretary of

the

Board,
PO Box 9146, San Juan, Puerto Rico 00908.
Website

addresses

referenced

in

this

Annual

Report

on

Form

10-K

are

provided

for

convenience

only,

and

the

content

on

the
referenced websites does not constitute a part of this Annual Report on

Form 10-K.

MARKET AREA AND COMPETITION
Puerto

Rico,

where

the

banking

market

is

highly

competitive,

is

the

main

geographic

service

area

of

the

Corporation.

As

of
December

31,

2021,

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

as Fintechs

and

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

FirstBank,

its

bank

subsidiary,

are

subject

to

comprehensive

federal

and

Puerto

Rican

supervision

and
regulation.

These

supervisory

and

regulatory

requirements

apply

to

all

aspects

of

the

Corporation’s

and

the

Bank’s

activities,
including commercial

and consumer

lending, deposit

taking, management,

governance and

other activities.

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
The Bank Holding

Company Act also permits

a bank holding company

to elect to become

a financial holding

company and engage
in a

broad range

of activities

that are

financial in

nature. The

Corporation elected

to be

a financial

holding company

under the

Bank
Holding

Company

Act.

Financial

holding

companies may

engage,

directly

or indirectly,

in any

activity

that is

determined

to be

(i)
financial

in

nature,

(ii)

incidental

to

such

financial

activity,

or

(iii)

complementary

to

a

financial

activity

and

does

not

pose

a
substantial risk

to the

safety and

soundness of

depository institutions

or the

financial system

generally.

The Bank

Holding Company
Act

specifically

provides

that

the

following

activities

have

been

determined

to

be

“financial

in

nature”:

(i)

lending,

trust

and

other
banking

activities;

(ii)

insurance

activities;

(iii)

financial

or

economic

advice

or

services;

(iv)

pooled

investments;

(v)

securities
underwriting

and

dealing; (vi)

domestic

activities permitted

for

an existing

bank holding

company;

(vii)

foreign

activities permitted
for an existing bank holding company; and (viii) merchant banking activities.
A

financial

holding

company

that

ceases

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

31, 2021,

and the

date hereof,

FirstBank was
and is the only depository

institution subsidiary of the Corporation.

Federal law directs the Federal Reserve

Board to adopt regulations
implementing the statutory source-of-strength requirements; how ever, such regulations have not yet been proposed.
Regulatory Capital Requirements
The federal

banking agencies

have implemented

rules for

U.S. banks

that establish

minimum

regulatory

capital requirements,

the
components

of

regulatory

capital,

and

the

risk-based

capital

treatment

of

bank

assets

and

off-balance

sheet

exposures.

These

rules
currently

apply

to

the

Corporation

and

FirstBank,

and

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

As of December 31, 2021,

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

(
e.g.
, repurchases

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

total Tie

r

1 plus

Tier

2 capital

to risk-weighted

assets of

at
least 8.0%, plus

the 2.5% capital

conservation buffer,

resulting in a required

minimum total capital ratio

of 10.5%; and

(iv) a required
minimum leverage ratio of 4%, calculated as the ratio of Tier

1 capital to average on-balance sheet (non-risk adjusted) assets.
The

Basel

III

rules

have

increased

our

regulatory

capital

requirements

and

require

us

to

hold

more

capital

against

certain

of

our
assets and off

-balance sheet exposures.

The Corporation’s

CET1 capital ratio,

Tier 1

capital ratio, total

capital ratio, and

the leverage
ratio under the Basel III rules, as of December 31, 2021, were 17.

80%, 17.80%, 20.50%, and 10.14%, respectively.

Further,

as part

of its

response

to the

impact

of COVID-19,

on March

31, 2020,

federal banking

agencies

issued an

interim final
rule that

provided the

option to

temporarily

delay the

effects of

CECL on

regulatory

capital for

two years,

followed by

a three-year
transition

period.

The

interim

final

rule

provides

that,

at

the

election

of

a

qualified

banking

organization,

the

initial

impact

of

the
adoption of CECL on retained

earnings plus 25% of the change

in the ACL (excluding PCD loans)

from January 1, 2020 to

December
31, 2021 will be delayed

for two years and phased-in

at 25% per year beginning on

January 1, 2022 over a three

-year period, resulting
in a total transition period of five years. The Corporation

and the Bank elected to phase in the full effect of CECL on

regulatory capital
over the five-year transition period.
The Corporation

and the

Bank compute

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

Set forth below are the Corporation's and FirstBank's capital ratios as of December

31, 2021 based on Federal
Reserve and FDIC guidelines:
Banking Subsidiary
First BanCorp. FirstBank
Well-
Capitalized
Minimum
As of December 31, 2021
Total capital (Total

capital to

risk-weighted assets)
20.50% 20.23% 10.00%
CET1 Capital (CET1

capital to risk-weighted assets)
17.80% 18.12% 6.50%
Tier 1 capital ratio (Tier

1 capital

to risk-weighted assets)
17.80% 19.03% 8.00%
Leverage ratio
(1)
10.14% 10.85% 5.00%
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

Regulation

X (RESPA)

and

Regulation

Z (TILA)

to

establish

disclosure

requirements

and

forms

in

Regulation

Z for
most

closed

-end

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

or the Bank from

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

The federal bank

regulatory agencies have

amended their respective

CRA regulations primarily

to conform to

changes made by

the
CFPB

to

Regulation

C, which

implements

the Home

Mortgage

Disclosure

Act.

The Home

Mortgage

Disclosure Act

requires

many
financial institutions to maintain, report, and publicly disclose loan-level information about mortgages.
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

anti-
money laundering regulatory regime

and remediate gaps in the U.S.’s

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

actions,

such

as
significant

civil

monetary

penalties.

The

Corporation

is

also

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

(
i.e
., that

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
Refer

to

Part

II,

Item

5,

“Market

for

Registrant’s

Common

Equity,

Related

Stockholder

Matters

and

Issuer

Purchases

of

Equity
Securities” of this Annual Report on Form 10-K

for further information on the Corporation’s

distribution of dividends and repurchases
of equity securities.

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
Deposit Insurance
The

increase

in deposit

insurance coverage

to up

to $250,000

per customer,

the FDIC’s

expanded

authority to

increase insurance
premiums,

as

well

as

the

increase

in

the

number

of

bank

failures

after

the

2008

financial

crisis,

resulted

in

an

increase

in

deposit
insurance assessments

for all

banks, including

FirstBank. The

FDIA further

requires that

the designated

reserve ratio

for the

DIF for
any year

not be

less than

1.35% of

estimated insured

deposits or

the comparable

percentage of

the new

deposit assessment

base.

In
addition, the FDIC must take the

necessary actions for the reserve ratio to

reach 1.35% of estimated insured deposits by September

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

FDIA. Under

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

federal laws, includin

g
the

Bank

Holding

Company

Act

and

the

Change

in

Bank

Control

Act

(the

“CBCA”).

Regulations

adopted

pursuant

to

the

Bank
Holding Company Act and

the CBCA generally require prior

Federal Reserve Board or other

federal banking agency approval or

non-
objection

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
Brokered Deposits
FDIC regulations

adopted

under the

FDIA govern

the receipt

of brokered

deposits by

banks. Well

-capitalized

institutions are

not
subject

to

limitations

on

brokered

deposits,

while

adequately-capitalized

institutions

are

able

to

accept,

renew

or

rollover

brokered
deposits only

with a

waiver from

the FDIC

and subject

to certain

restrictions on

the interest

paid on

such deposits.

Undercapitalized
institutions

are

not

permitted

to

accept

brokered

deposits.

In

October

2020,

the

FDIC

adopted

revisions

to

its

brokered

deposit
regulations that

became effective

on April

1, 2021,

with full

compliance extended

for financial

institutions to

put in

place systems

to
implement

the

new

regulatory

regime

and

to

allow

the

FDIC

to

develop

internal

processes

and

systems

to

ensure

a

consistent

and
robust review process until January 1, 2022.

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

1, 2022

(as amended

and extended),

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

years for loans originated

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

it serves by

participating in

the SBA PPP

loan program

and loan modifications

in compliance

with the provisions

of
the CARES Act of 2020.

COVID-Related Regulatory Activities

During 2020, the federal

banking agencies took several

actions to mitigate the

stress on regulated banks

resulting from the COVID-
19

pandemic.

These

actions

were

generally

designed

to

facilitate

the

ability

of

banks

to

provide

responsible

credit

and

liquidity

to
businesses and

individuals affected

by the COVID-19

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

SBA’s

PPP and

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

(i) legal

tender

of

the

United

States;

(ii) checks

on

banks

or

trust

companies
located in any

part of Puerto

Rico that are

to be presented

for collection during

the day following

the day on

which they are

received;
(iii) money deposited

in other

banks provided

said deposits

are authorized

by the

Commissioner and

subject to

immediate collection;
(iv) federal

funds

sold

to any

Federal

Reserve

Bank

and

securities

purchased

under

agreements to

resell

executed

by the

bank

with
such funds

that are

subject to

be repaid

to the

bank on

or before

the close

of the

next

business day;

and

(v) any other

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
IFEs are

licensed by

the Commissioner,

and authorized

to conduct

certain

Act 273

specified

financial transactions

(“Eligible IFE
Activities”). Once licensed, an

IFE can request a grant

of tax exemption (“Tax

Grant”) from the Puerto

Rico Department of Economic
Development

and Commerce,

which will

enumerate

and secure

the following

tax benefits

provided by

Act 273

as contractual

rights
( i.e. , regardless of future changes in Puerto Rico law) for a 15-year period:
(i)
to the IFE:

●
a fixed

4% Puerto Rico income tax rate on the net income derived by the IFE from its Eligible IFE Activities; and
● full property and municipal license tax exemptions on such activities.
(ii)
to its shareholders:

●
6% income tax rate on distributions to Puerto Rico resident

shareholders of earnings and profits derived from the

Eligible IFE
Activities; and

●
full Puerto Rico income tax exemption on such distributions to non

-Puerto Rico resident shareholders.

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

presidential
administrations and the assumption

by the Democratic party

of control of Congress,

legislative and regulatory action

of a “regulatory”
nature

is

possible,

although

the

agenda

of

the

Biden

administration

on

financial

services

legislative

and

regulatory

matters

has

not
been

specifically

outlined

at

this

time.

Additional

consumer

protection

laws

may

be

enacted,

and

the

FDIC,

Federal

Reserve,

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

Credit Opportunity Act, TILA and

the RESPA

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

Item 1A. Risk Factors
There

follows

a

discussion

about

material

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

Statements,”

in this Annual

Report on Form

10-K.
RISKS RELATING

TO THE CORPORATION’S

BUSINESS
Our level of non-performing assets may adversely affect our future results from operations.

As of December 31, 2021,

we continued to have a

relevant amount of nonaccrual

loans, even though nonaccrual loans

decreased by
$94.4

million

to

$110.7

million

as

of

December

31,

2021,

or

46%,

from

$205.1

million

as

of

December

31,

2020.

Our

nonaccrual
loans represent

approximately 1%

of our

$11.1

billion loan

portfolio as

of December

31, 2021.

Non-performing

assets decreased

by
$135.4 million to $158.1 million as

of December 31, 2021,

or 46%, from $293.5

million as of December

31, 2020. If we

are unable to
effectively maintain the quality

of our loan portfolio, our financial

condition and results of operations

may be materially and adversely
affected.
Certain funding sources may not be available to us and our funding sources may prove insufficient and/or costly to replace.

FirstBank

relies

primarily

on

customer

deposits,

the

issuance

of

brokered

CDs,

and

advances

from

the

FHLB

of

New

York

to
maintain its lending

activities and to replace

certain maturing liabilities.

As of December 31,

2021, we had $100.4

million in brokered
CDs

outstanding,

representing

approximately

1%

of

our

total

deposits,

and

a

reduction

of

$115.8

million

from

the

year

ended
December

31, 2020.

Approximately

$63.6 million

in brokered

CDs mature

over the

twelve months

ending December

31, 202

2, and
the average

term to

maturity of

the brokered

CDs outstanding

as of

December 31,

2021 was

approximately

1.2 years.

None of

these
CDs

are

callable

at

the

Corporation’s

option.

In

addition,

the

Corporation

had

$200

million

of

FHLB

advances

outstanding

as

of
December 31, 2021 that are scheduled

to mature during 2022.
Although FirstBank has historically

been able to replace maturing deposits

and advances, we may not be

able to replace these funds
in the future if our financial condition or general

market conditions change. If we are unable to maintain access to funding sources, our
results of operations and liquidity would be adversely affected.
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
on

a

variety

of

factors,

such

as

market

conditions,

the

general

availability

of

credit,

our

credit

ratings

and

our

credit

capacity.

In
addition,

FirstBank may seek to sell loans as an additional source of liquidity.

If additional financing sources are unavailable or are not
available on acceptable terms,

our profitability and future prospects could be adversely affected.
We depend

on cash dividends from FirstBank to meet our cash obligations.

As a holding company,

dividends from FirstBank, our banking subsidiary,

have provided a substantial portion of our cash flow used
to

service

the

interest

payments

on

our

TRuPs

and

other

obligations.

FirstBank

is

limited

by

law

in

its

ability

to

make

dividend
payments

and other

distributions

to us

based on

its earnings

and

capital position.

A failure

by

FirstBank

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

increase in

nonaccrual loans
beyond

what

was

forecasted,

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

In addition, any increases in our credit loss expense on

loans or any loan losses in excess of our ACL on loans could have a material adverse effect on our future capital ratios, financial

condition and results of operations.

The Corporation’s force-placed

insurance policies could be disputed by the customer.
The Corporation

maintains force-placed

insurance policies

that have

been put

into place

when a

borrower’s

insurance policy

on a
property has been

canceled, lapsed or was

deemed insufficient and

the borrower did not

secure a replacement policy.

A borrower may
make

a claim

against the

Corporation

under

such force

-placed insurance

policy and

the failure

of the

Corporation

to resolve

such a
claim

to

the

borrower’s

satisfaction

may

result

in

a

dispute

between

the

borrower

and

the

Corporation,

which

if

not

adequately
resolved, could have an adverse effect on the Corporation
.
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

(i)

compliance

with

laws

and

regulations;

(ii)

underwriting
standards; (iii)

the accuracy

of information

in the

loan documents

and loan

files; and

(iv) the

characteristics and

enforceability of

the
loan.
A loan that

does not comply

with the representations

and warranties made

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

results of operations.

We

may fail

to identify

and manage

risks related

to a

variety of

aspects of

our business,

including, but

not limited

to, operational
risk,

interest-rate

risk,

trading

risk,

fiduciary

risk,

legal

and

compliance

risk,

liquidity

risk

and

credit

risk.

We

have

adopted

and
periodically

improve

various

controls,

procedures,

policies

and

systems

to

monitor

and

manage

risk.

Any

improvements

to

our
controls, procedures,

policies and

systems, however,

may not

be adequate

to identify

and manage

the risks

in our

various businesses.
If our

risk framework

is ineffective,

either because

it fails to

keep pace

with changes in

the financial

markets or

our businesses or

for
other

reasons,

we

could

incur

losses,

suffer

reputational

damage,

or

find

ourselves

out

of

compliance

with

applicable

regulatory
mandates or expectations.

We may also be

subject to disruptions from external events,

such as natural disasters and cyber-attacks, which could cause delays

or
disruptions

to

operational

functions,

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
Goodwill is

tested for

impairment on

an annual

basis, and

more frequently

if events

or circumstances

lead management

to believe
the values of

goodwill may

be impaired.

Other intangible assets

are amortized

over the projected

useful lives of

the related intangible
asset,

generally

on

a

straight-line

basis,

and

these

assets

are

reviewed

periodically

for

impairment

when

event

or

changes

in
circumstances

indicate

that

the

carrying

amount

may

not

exceed

their

fair

value.

Factors

that

may

be

considered

a

change

in
circumstances

indicating

that

the

carrying

value

of

the

goodwill

or

amortizable

intangible

assets

may

not

be

recoverable

includes
reduced future

cash flow estimates,

decreases in the

current market

price of

our common

shares, negative

information concerning

the
terminal value of similarly situated insured depository institutions

,

and slower growth rates in the industry.
The goodwill

annual impairment

evaluation process

includes a

qualitative assessment

of events

and circumstances

that may

affect
the reporting

unit's fair

value to

determine whether

it was

more likely

than not

that the

fair value

of any

reporting unit

was less

than
it’s

carrying

amount,

including

goodwill.

If

the

result

of

the

qualitative

assessment

indicates

that

it

is

more

likely

than

not

that

the
carrying

value

of

goodwill

exceed

its

fair

value,

a

quantitative

analysis

is

made

to

determine

the

amount

of

goodwill

impairment.
Analyzing

goodwill

includes

consideration

of

various

factors

that

continue

to

rapidly

evolve

and

for

which

significant

uncertainty
remains, including

the impact of

the COVID-19 pandemic

on the economy.

Further weakening

in the economic

environment, such

as
decline in the performance of the reporting

units or other factors, could cause the fair value of one

or more of the reporting units to fall
below

their

carrying

value,

resulting

in

a

goodwill

impairment

charge.

Actual

values may

differ

significantly

from this

assessment.
Such differences

could result in

future impairment of

goodwill that would,

in turn, negatively

impact our results

of operations and

the
reporting

unit to

which the

goodwill relates.

During the

fourth

quarter of

2021, management

performed

a qualitative

analysis of

the

carrying

amount

of

goodwill,

and

concluded

that

it

is

more-likely-than-not

that

the

fair

value

of

the

reporting

units

exceeded

its
carrying value.

As of

December 31,

2021, the

book value

of our

goodwill was

$38.6 million,

which was

recorded at

FirstBank.

If an

impairment
determination

is

made

in

a

future

reporting

period,

our

earnings

and

book

value

of

goodwill

will

be

reduced

by

the

amount

of

the
impairment. If an impairment

loss is recorded, it

will have little or no

impact on the tangible book

value of our Common Stock,

or our
regulatory capital

levels, but such

an impairment

loss could significantly

reduce FirstBanks’ earnings

and thereby restrict

FirstBank’s
ability to make dividend payments to us without prior

regulatory approval, because Federal Reserve policy states

that the bank holding
company dividends should be paid from current earnings.

Recognition of deferred tax assets is dependent upon the generation of future taxable income by the Bank.

As

of

December

31,

2021,

the

Corporation

had

a

deferred

tax

asset

of

$208.5

million

(net

of

a

valuation

allowance

of

$107.3
million,

including

a

valuation

allowance

of

$69.7

million

against the

deferred

tax

assets

of

FirstBank).

Under

Puerto

Rico

law,

the
Corporation

and its

subsidiaries, including

FirstBank, are

treated as

separate taxable

entities and

are not

entitled to

file consolidated
tax

returns.

Accordingly,

to

obtain

a

tax

benefit

from

net

operating

losses

(“NOLs”),

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

flow, and

changes in the

tax laws of

multiple jurisdictions can

materially affect

our operations, tax

obligations,
and effective tax rate.

Significant

judgment

is

required

in

determining

the

Corporation’s

effective

tax

rate

and

in

evaluating

its

tax

positions.

The
Corporation

provides

for

uncertain

tax

positions

when

such

tax

positions

do

not

meet

the

recognition

thresholds

or

measurement
criteria prescribed by applicable GAAP.

Fluctuations in federal,

state, local, and foreign

taxes or a change

to uncertain tax positions,

including related interest

and penalties,
may impact

the Corporation’s

effective tax

rate. When particular

tax matters arise,

a number

of years

may elapse before

such matters
are audited

and finally

resolved. In

addition,

the Puerto

Rico Department

of Treasury

(“PRTD”),

the U.S.

Internal

Revenue Service
(“IRS”),

and

the

tax

authorities

in

the

jurisdictions

in

which

we

operate

may

challenge

our

tax

positions

and

we

may

estimate

and
provide

for

potential liabilities

that may

arise out

of tax

audits to

the extent

that uncertain

tax positions

fail to

meet the

recognition
standard under

applicable GAAP.

Unfavorable resolution

of any

tax matter

could increase

the effec

tive tax

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

U.S., or other

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
Our future

growth and

profitability depend,

in part,

on the

ability to

successfully manage

the operations

we acquired

in the

BSPR
Acquisition. The

success of

the BSPR Acquisition

will depend

on, among

other things,

the accuracy

of our

assessment of

the quality
of the acquired

assets, and our

ability to realize

anticipated cost savings

and manage the

acquired companies in

a manner that

permits
growth

opportunities

and

does

not

materially

disrupt

our

or

the

acquired

business’s

existing

customer

relationships

and

service

or
result in

decreased revenue

resulting from

any loss

of customers.

The loss of

key employees

in connection

with the

acquisition could
adversely affect our ability to successfully conduct

the combined operations. If we are not able to successfully

achieve our objective to
realize the

anticipated benefits

of the

acquisition and

fully integrate

BSPR’s

business, that

could be

a material

adverse effect

on our
business or financial condition, results of operations, and future prospects.
RISKS RELATING

TO TECHNOLOGY AND CYBERSECURITY

We

must respond to

rapid technological changes,

and these changes

may be more

difficult or expensive

than anticipated.

We

may
also

be

negatively

affected

if

we

fail

to

identify

and

address

operational

risks

associated

with

the

introduction

of

or

changes

to
products and services.
Like

most

financial

institutions,

FirstBank

significantly

depends

on

technology

to

deliver

its

products

and

other

services

and

to
otherwise conduct

business. To

remain technologically

competitive and

operationally efficient,

FirstBank invests

in system

upgrades,
new

technological

solutions,

and

other

technology

initiatives.
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
When

we

launch

a

new

product

or

service,

introduce

a

new

platform

for

the

delivery

or

distribution

of

products

or

services
(including mobile

connectivity and

cloud computing),

or make changes

to an existing

product or service,

we may not

fully appreciate
or

identify

new operational

risks that

may

arise

from those

changes,

or

we may

fail

to

implement

adequate

controls

to mitigate

the
risks

associated

with

those

changes.

Significant

failure

in

this regard

could

diminish

our ability

to

operate

our

business or

result

in
potential

liability

to

our

customers

and

third

parties,

increased

operating

expenses,

weaker

competitive

standing,

and

significant
reputational, legal

and regulatory

costs. Any

of the

foregoing consequences

could materially

and adversely

affect our

businesses and
results of operations.

Our operational or security systems or

infrastructure, or those of third parties,

could fail or be breached. Any such

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

of third parties that

perform key aspects of
our

business

operations,

such

as

data

processing,

information

security,

recording

and

monitoring

transactions,

online

banking
interfaces and services,

internet connections, and

network access are

integral to our

performance. We

rely on our

employees and third
parties in

our day-to-day

and ongoing

operations,

who may,

because of

human error,

misconduct,

malfeasance,

failure, or

breach of
our or of third-party systems or infrastructure, expose us to risk.

Our ability to

implement backup systems

and other safeguards

with respect to

third-party systems is more

limited than with

respect
to

our

own

systems.

In

addition,

our

financial,

accounting,

data

processing,

backup,

or

other

operating

or

security

systems

and
infrastructure may fail to

operate properly or become

disabled, damaged, or otherwise

compromised as a result of

a number of factors,
including

events that

are wholly

or partially

beyond our

control.

We

may

need to

take our

systems offline

if they

become infected
with malware or a computer

virus or because of another form of

cyberattack. If backup systems are utilized,

they may not process data
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
and regulatory costs .
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

attacks,

or

other

security

breach

tactics

that

could

result

in

the
unauthorized

release,

gathering,

monitoring,

misuse,

loss,

destruction,

or

theft

of

confidential,

proprietary,

and

other

information,
including

intellectual

property,

of

ours,

our

employees,

our

customers,

or

third

parties,

damages

to

systems,

or

otherwise

material
disruption to our or our customers’ or other third parties’ network access or business operations, both domestically and internationally.

While

we

maintain

an

Information

Security

Program

that

continuously

monitors

cyber-related

risks

and

ultimately

ensures
protection

for

the

processing,

transmission

and

storage

of confidential,

proprietary,

and other

information

in our

computer

systems,
and networks as well as

vendor management program

to oversee third party and

vendor risks, there is no

guarantee that we will not

be
exposed to or

be affected by

a cybersecurity incident.

Cyber threats are

rapidly changing and

future attacks or

breaches could lead

to
other

security

breaches

of

the networks,

systems,

or

devices

that

our

customers

use

to

access our

integrated

products

and

services,
which,

in

turn,

could

result

in

unauthorized

disclosure,

release,

gathering,

monitoring,

misuse,

loss

or

destruction

of

confidential,
proprietary,

and

other

information

(including

account

data

information)

or

data

security

compromises.

As

cyber

threats

continue

to
evolve, we

may be required

to expend significant

additional resources

to modify or

enhance our protective

measures, investigate,

and
remediate any information security vulnerabilities or incidents and develop our capabilities to respond and recover.

The full extent of a

particular

cyberattack, and

the steps

that the

Corporation may

need to

take to

investigate such

attack, may

not be

immediately clear,
and it

could take

considerable additional

time for us

to determine

the complete

scope of

information compromised,

at which time

the
impact

on the

Corporation and

measures

to recover

and restore

to a

business as

usual state

may be

difficult

to assess.

These factors
may

also

inhibit

our

ability

to

provide

full

and

reliable

information

about

the

cyberattack

to

our

customers,

third-party

vendors,
regulators, and the public.

A successful penetration or circumvention of our system

security, or the systems of

our customers, suppliers, and other third parties,
could cause us serious negative consequences, including significant operational, reputational, legal, and regulatory costs and concerns.

Any of these

adverse consequences could

adversely impact our

results of operations,

liquidity,

and financial condition.

In addition,
our

insurance

policies

may

not

be

adequate

to

compensate

us

for

the

potential

costs

and

other

losses

arising

from

cyber

attacks,
failures of

information technology

systems, or

security breaches,

and such

insurance policies

may not

be available

to us in

the future
on

economically

reasonable

terms, or

at

all.

Insurers

may

also

deny

us

coverage

as to

any

future

claim.

Any of

these

results

could
harm our growth prospects, financial condition, business, and reputation.
The Corporation

is subject

to stringent

and changing

privacy laws,

regulations, and

standards as

well as

policies, contracts,

and
other

obligations

related

to

data

privacy

and

security.

Our

failure

to

comply

with

privacy

laws and

regulations,

as

well as

other
legal obligations, could have a material adverse effect

on our business.
State,

federal,

and

foreign

governments

are

increasingly

enacting

laws

and

regulations

governing

the

collection,

use,

retention,
sharing,

transfer,

and security

of personally

identifiable information

and data.

A variety

of federal,

state, local,

and foreign

laws and
regulations,

orders,

rules,

codes,

regulatory

guidance,

and

certain

industry

standards

regarding

privacy,

data

protection,

consumer
protection,

information

security,

and

the

processing

of

personal

information

and

other

data

apply

to

our

business.

State

laws

are
changing

rapidly,

and

new

legislation

proposed

or

enacted

in

a

number

of

other

states

imposes,

or

has

the

potential

to

impose,
additional obligations

on companies

that process

confidential, sensitive

and personal

information, and

will continue

to shape

the data
privacy

environment

nationally.

The U.S.

federal

government

is also

significantly

focused on

privacy

matters.

Any failure

by us

or
any of our business partners to comply with applicable laws, rules,

and regulations may result in investigations or actions against us by governmental entities, private

claims and litigation, fines,

penalties or other liabilities.

Such events may increase

our expenses, expose
us to

liabilities, and

impair our reputation,

which could have

a material

adverse effect

on our business.

While we

aim to comply

with
applicable data

protection laws and

obligations in all

material respects, there

is no assurance

that we will

not be subject

to claims that
we

have

violated

such

laws

and

obligations,

will

be

able

to

successfully

defend

against

such

claims,

or

will

not

be

subject

to
significant fines

and penalties

in the

event of

non-compliance. Additionally,

to the

extent multiple

state-level laws

are introduced

in
the U.S. with

inconsistent or conflicting

standards and there

is no federal

law to preempt

such laws, compliance

with such laws

could
be

difficult

and

costly

to

achieve,

or

impossible

to

achieve,

and

we

could

be

subject

to

fines

and

penalties

in

the

event

of

non-
compliance.
RISKS RELATING

TO THE BUSINESS ENVIRONMENT AND OUR

INDUSTRY

The currently evolving situation related to the ongoing COVID-19 pandemic has had a

material adverse effect and may

continue to
have a materially

adverse effect

on the Corporation’s

business,

financial

condition

and results

of operations.
The

ongoing

COVID-19

pandemic

created

a

global

public-health

crisis

that

resulted

in

challenging

economic

conditions

for

our
business

and

is

likely

to

continue

to

do

so.

The

economic

impact

of

the

COVID-19

pandemic

has

caused

significant

volatility

and
disruption

in

the

financial

markets

of

Puerto

Rico

and

the

other

markets

in

which

the

Corporation

operates.

The

uncertainty
surrounding

the

future

economic

conditions

has

been

a

challenge

to

management's

ability

of

estimating

the

pandemic's

impact

on
credit quality, revenues,

and assets values.
While many areas of

consumer spending have rebounded

since the initial outbreak

of the COVID-19 pandemic

on March 11,

2020,
new variants of

the virus continue

to emerge, such

as the recent Omicron

variant, which have

resulted in a rapid

increase in infections
and

disruptions

in

the

economic

recovery.

As

of

December

31,

2021,

certain

guidelines

and

executives’

orders,

issued

by

the
governments

in

which

the

Corporation

operates,

remained

in

effect

and

continue

to

impact

how

individuals

interact

and

how
businesses and

the governments

operate. The

operations and

financial results

of the

Corporation have

been and

could continue

to be
adversely affected by some of these guidelines, executives’

orders, and any new strain of the virus.

Considering

the

effects

of

the

COVID-19

pandemic

on

the

economy

and

market

conditions,

the

U.S.

government

and

local
governments have enacted stimulus packages and other programs and forms of relief, such as the SBA PPP program established by the
CARES

Act

of

2020.

Loans

that

the

Corporation

grants

under

the

SBA

PPP

are

at

below

market

interest

rates.

The

Corporation’s
participation

in the

SBA PPP,

Main Street

and any

other such

programs or

stimulus packages

may give

rise to

claims, including

by
governments,

regulators,

or

customers

or

through

class action

lawsuits,

or

judgments

against the

Corporation

that

may

result

in

the
payment of

damages or

the imposition

of fines,

penalties or

restrictions by

regulatory authorities,

or result

in reputational

harm. The

occurrence

of

any

of

the

foregoing

could

have

a

material

adverse

effect

on

the

Corporation’s

results

of

operations

or

financial
condition.

The Company continues to

follow all safety guidelines

and government mandates

regarding COVID-19 protocols

and vaccinations,
and announced

that all employees,

service providers,

and consultants of

the Corporation must

have the booster

shot of the COVID-19
vaccine

by

March

1,

2022,

with

few

exceptions.

The

extent

to

which

the

COVID-19

pandemic

impacts

our

business,

results

of
operations,

and financial

condition, as

well as

our regulatory

capital and

liquidity ratios,

will depend

on future

developments, which
are

highly

uncertain

and

cannot

be

predicted,

including

the

scope

and

duration

of

the

COVID-19

pandemic

and

actions

taken

by
governmental authorities and other third parties in response to the pandemic

.
The Corporation’s

credit quality

and

the value

of our

portfolio of

Puerto Rico

government

securities has

been and

in the

future
may

be

adversely

affected

by

Puerto

Rico’s

economic

condition,

and

may

be

affected

by

actions

taken

by

the

Puerto

Rico
government

or the PROMESA oversight board to address the ongoing fiscal and economic challenges in Puerto Rico.
A significant

portion

of the

Corporation’s

business activities

and credit

exposure

is concentrated

in the

Commonwealth of

Puerto
Rico, which has experienced an economic and fiscal crisis for more than a decade.
In March

2020, on

top of

the hurricanes

and earthquakes

experienced in

2017 and

2020, respectively,

Puerto Rico

confronted the
COVID-19

pandemic,

which created

an unprecedented

public health

crisis. The

COVID-19

pandemic

has been

a devastating

health
crisis for

the Island,

causing over

4,000 deaths

and spikes

in unemployment

due to

impacts on

the tourism

industry and

government
lockdowns

put

in place

to curb

the spread

of the

disease.

The

shock

of the

pandemic

on employment,

and related

local and

federal
stimulus funding, impacted

Puerto Rico’s economy

in a variety of ways.

While economic activity was

severely reduced, extraordinary
unemployment

insurance

and

other

direct

transfer

programs

more

than

offset

the

estimated

income

loss

due

to

less

activity.

As

a
result,

personal

income

has

temporarily

increased

on

a

net

basis.

Puerto

Rico

also

received

additional

federal

support,

with

the
Coronavirus Response and

Relief Supplemental Appropriations

Act (CRRSA) and

American Rescue Plan

(ARP) Act bringing

around
$7

and

$18

billion,

respectively,

in

federal

funding

to be

available

for

recovery

efforts

in 2021.

Significantly,

the ARP

Act

created
new

and

permanent

economic

support

programs

for

Puerto Rico

such

as,

an

expanded

Earned

Income

Tax

Credit

(EITC)

program,
with up

to $600

million

in federal

support,

and permanent

expansion

of eligibility

criteria of

the Child

Tax

Credit (CTC).

Both are
projected

to have

permanent effects

on income

and growth,

and the

EITC expansion

is expected

to support

timely realization

of the
human capital and welfare structural reform benefits.
Based

on

the

most

recent

fiscal

plan

certified

by

the

PROMESA

oversight

board

on

January

27,

2022,

Puerto

Rico’s

real

GNP
decline in

fiscal year

2020 will

be followed

by a

forecasted rebound

in fiscal

year 2021

and fiscal year

2022 as

the full impact

of the
federal economic support takes hold.

However,

there remains

considerable uncertainty

about the

ultimate duration

and magnitude

of the

pandemic with

new variants

of
the virus emerging

and expected to continue

to emerge, and thus

the size of

the associated economic

losses. The 2021 Certified

Fiscal
Plan accounted for the impact of federal funds

granted through several government programs, including

the CARES Act of 2020 and a
$787 million

local package of

direct assistance

to workers

and businesses

(the “Puerto

Rico COVID-19

Stimulus Package”).

Updates
in the 2022

fiscal plan are

limited in scope and

do not revisit the

broad range of

forecasts and assumptions

included in the

2021 fiscal
plan. The 2022 fiscal

plan also incorporates

terms of the confirmed

plan of adjustments, detail

on the use of

funds from the

Municipal
Revenue Collection

Center (CRIM,

by its

Spanish acronym),

and on

the status

of PayGo

payments. Finally,

the plan

includes details
on the

LUMA transaction

and costs

related to

the mobilization

of certain

previous Puerto

Rico Electric

Power Authority

(“PREPA”)
employees

to Commonwealth

agencies as

well as

certain budgetary

decisions and

adjustments that

were part

of the

fiscal year

2022
budget.
Furthermore,

on

January

18, 2022,

U.S.

District Court

of

Puerto

Rico

confirmed

the

Commonwealth

Plan

of

Adjustment,

which
restructures

approximately

$35

billion

of

debt

and

other

claims

against

the

Commonwealth

of

Puerto

Rico,

the

Public

Buildings
Authority (“PBA”),

and the

Employee Retirement

System (“ERS”),

as well

as more

than $50

billion of

unfunded pension

liabilities.
The Plan

of Adjustment

saves Puerto

Rico more

than $50

billion in

debt service

and reduces

outstanding obligations

to just

over $7
billion.
In addition,

the 2021 Certified

Fiscal Plan also

provides a

roadmap for

a series of

fiscal and

structural reforms

in areas such

as: (i)
human

capital

and

labor,

(ii)

ease

of

doing

business,

(iii)

power

sector

reform,

and

(iv)

infrastructure

reform,

and

other

fiscal
measures;

however,

the

certified

fiscal

plan

provides

a

one-year

delay

in

most

categories

of

government

rightsizing

to

allow

the
government

to focus

its efforts

on implementation

of efficiency

reforms.

Also, the

Plan of

Adjustment

includes

a mechanism

to set
aside resources to fund the Puerto Rico’s

pension obligations, which has been historically neglected and underfunded.
As of December

31, 2021, the

Corporation had $360.1

million of direct

exposure to the

Puerto Rico government,

its municipalities
and

public

corporations,

compared

to

$394.8

million

as

of

December

31,

2020.

As

of

December

31,

2021,

approximately

$187.8
million of the

exposure consisted of loans

and obligations of municip

alities in Puerto Rico

that are supported by

assigned property tax

revenues

and

for

which,

in

most cases,

the

good

faith,

credit,

and

unlimited

taxing

power of

the

applicable

municipality

have

been
pledged to

their repayment,

and $122.8

million consisted

of municipal

revenue and

special obligation

bonds. Approximately

61% of
the Corporation’s

exposure to

Puerto Rico’s

government consisted

primarily of

senior priority

obligations concentrated

in four

of the
largest

municipalities

in

Puerto

Rico.

The

municipalities

are

required

by

law

to

levy

special

property

taxes

in

such

amounts

as

are
required for the payment of all of their respective general obligation bonds and notes.

In

addition,

as

of

December

31,

2021,

the

Corporation

had

$92.8

million

in

exposure

to

residential

mortgage

loans

that

are
guaranteed

by

the

Puerto

Rico

Housing

Finance

Authority

(“PRHFA”),

compared

to

$106.5

million

as

of

December

31,

2020.
Residential

mortgage

loans

guaranteed

by

the

PRHFA

are

secured

by

the

underlying

properties

and

the

guarantees

serve

to

cover
shortfalls in collateral in the event of a borrower

default. The Puerto Rico government guarantees up to $75

million of the principal for
all

loans

under

the

mortgage

loan

insurance

program.

According

to

the

most

recently

released

audited

financial

statements

of

the
PRHFA, as of June

30, 2019, the PRHFA’s

mortgage loans insurance program covered loans in an

aggregate amount of approximately
$557 million. The regulations adopted

by the Authority require the establishment

of adequate reserves to guarantee the

solvency of the
mortgage loans

insurance program;

as of

June 30,

2019, the

Authority was

not in

compliance with

the regulations.

At June

30, 2019,
the Authority had an unrestricted deficit of approximately $5.2 million in the mortgage loans insurance program.
As of December

31, 2021, the

Corporation had

$2.7 billion of

public sector deposits

in Puerto Rico,

compared to $1.8

billion as of
December 31,

2020. Approximately

19% of

the public

sector deposits

as of December

31, 2021

is from municipalities

and municipal
agencies

in

Puerto

Rico

and

81%

is

from

public

corporations,

the

central

government

and

agencies,

and

U.S.

federal

government
agencies in Puerto Rico.
Further deterioration

in economic

activity,

delays in

the receipt

of disaster

relief funds

allocated to

Puerto Rico,

and the

potential
impact on

asset values

resulting from

past or

future natural

disaster events,

when added

to Puerto

Rico’s

ongoing fiscal

crisis, could
materially

adversely affect our business, financial condition, liquidity,

results of operations and capital position.
Difficult market conditions have affected

the financial industry and may adversely affect us in the future.
Given that most of our business is in Puerto Rico and

the U.S. and given the degree of interrelation

between Puerto Rico’s economy
and that

of the

U.S., we

are exposed

to downturns

in the

U.S. economy,

including factors

such as

employment levels

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

●
Our

ability

to

assess

the

creditworthiness

of

our

customers

may

be

impaired

if

the

models

and

approaches

we

use

to
select, manage, and underwrite the loans become less predictive of future behaviors.
●
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
●
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
●
Competitive

dynamics

in

the

industry

could

change

as

a

result

of

consolidation

of

financial

services

companies

in
connection with current market conditions.
●
Expected

future

regulation

of

our

industry

may

increase

our

compliance

costs

and

limit

our

ability

to

pursue

business
opportunities.
●
There may be downward pressure on our stock price.

Any

future

deterioration

of

economic

conditions

in

the

U.S.

and

disruptions

in

the

financial

markets

could

adversely

affect

our
ability to access capital, our business, financial condition, and results of operations.

Additionally,

the

residential

mortgage

loan

origination

business

is

impacted

by

home

values

and

has

historically

been

cyclical,
enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. During periods of

rising

interest

rates,

the

refinancing

of

many

mortgage

products

tends

to

decrease

as

the

economic

incentives

for

borrowers

to
refinance their existing mortgage loans are reduced.

The actual

rates of delinquencies,

foreclosures, and

losses on loans

have been higher

during the economic

slowdown in the

U.S. in
the late

2000s and

early 2010s

and in

Puerto Rico

since 2006.

Unemployment, volatile

interest rates,

and declines

in housing

prices
have had a

negative effect on

the ability of

borrowers to repay

their mortgage loans.

Any sustained period

of increased delinquencies,
foreclosures,

or

losses could

adversely

affect

our

ability to

sell loans,

the prices

we

receive

for

loans,

the values

of mortgage

loans
held for

sale, or

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
Continuation

of

the

economic

slowdown

and

decline

in

the

U.S.

Virgin

Islands

and

British

Virgin

Islands

could

continue

to
harm our results of operations.

For

many

years,

the

USVI

has

been

experiencing

a

number

of

fiscal

and

economic

challenges

that

have

deteriorated

the

overall
financial

and

economic

conditions

in

the

area.

According

to

the

United

States

Bureau

of

Economic

Analysis

(“BEA”),

real

gross
domestic product

(“GDP”) estimates

show that

the economy

grew by

5.7% in

2021 in

contrast to

a decrease

of 3.4

percent in

2020.
Growth

in

2021

reflected

increases

in

all

major

subcomponents,

led

by

personal

consumption

expenditures,

nonresidential

fixed
investment, export, residential

fixed investment and

private inventory investment.

Additionally, disaster-related

insurance payouts and
federal assistance supported

the reconstruction

and major repairs

of businesses and

homes that were

destroyed or heavily

damaged by
two major

hurricanes in

2017. Nevertheless,

the COVID-19

pandemic has

been an

impactful and

unprecedented health

crisis for

the
USVI, causing

numerous deaths

and spikes

in unemployment

due to

impacts on

the tourism

industry and

government lockdowns

put
in place to curb the spread of the disease.
As

a

result

of

the

COVID-19

pandemic,

similar

to

Puerto

Rico,

the

USVI

government

has

been

processing

stimulus

checks

and
unemployment

compensation

checks.

According

to

information

published

by

the

USVI

government,

as

of

January

4,

2022,

the
government

had

issued

53,684

unemployment

insurance

checks

and

an

additional

29,451

Federal

Pandemic

Unemployment
Compensation

checks,

totaling

approximately

$94

million.

In

addition,

as

of

May

16,

2021,

the

government

announced

that

1,620
businesses from Virgin

Islands have been approved for the SBA PPP,

totaling more than $120.3 million.

On December

8, 2021,

Moody’s

Investor Services

(“Moody’s”)

announced the

completion of

its periodic

review of

ratings of

the
Virgin

Islands

Water

and

Power

Authority

(“VI

WAPA”).

The

Caa2

electric

system

revenue

bonds

rating

is

constrained

by

VI
WAPA’s
limited unrestricted

liquidity sources,

unsustainable debt

load and

capital expenditures,

including its

inability to file

audited
financial

statements on

a timely

basis, according

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

PROMESA

does

not

apply

to

the

USVI

and,

as

such,

there

is

currently

no

federal

legislation

permitting

the

restructuring

of

the
debts of

the USVI

and

its public

corporations

and instrumentalities.

To

the extent

that the

fiscal condition

of the

USVI government
continues to

deteriorate, the

U.S. Congress

or the government

of the

USVI may enact

legislation allowing

for the restructuring

of the
financial

obligations

of

the

USVI

government

entities

or

imposing

a

stay

on

creditor

remedies,

including

by

making

PROMESA
applicable to the USVI.

As of

December 31,

2021, the

Corporation had

$39.2 million

in loans

to USVI

government and

public corporations,

compared to
$61.8 million as of December 31,

2020. As of December 31, 2021,

all loans were currently performing

and up to date on principal

and
interest payments.

With

respect

to

the BVI

region,

the government

has

indicated

that

the economic

impact of

the COVID-19

pandemic

is felt

most
strongly

in

the

tourism

sector,

which

accounts

for

roughly

one

third

of

its

GDP.

Recent

reports

published

by

the

BVI

government
projects

a GDP

decline

of 13%

to 17%

in 2020,

given the

prevailing

conditions in

the tourism

sector.

In the

BVI, the

borders were
closed

to tourism

for approximately

nine

months in

2020 and

was among

the last

to reopen

its border

to commercial

air traffic.

On
December

1,

2020,

the

government

began

its

third

phase

in

the

border

reopening

process

allowing

international

travel

and

the

re-
opening of

the tourism

industry albeit

with strict

restrictions in

place, including

multiple tests

and a

mandatory

four-day quarantine.
Additionally,

seaports in

the BVI

reopened

on April

5, 2021

for international

travel. As

of December

31, 2021,

the Corporation

had
loans

totaling

$142.7

million

with

exposure

to

the

BVI

region,

primarily

residential

mortgage

and

commercial

mortgage

loans,

of
which $15.4 million are in nonaccrual status.

Further deterioration

in economic

conditions in

USVI and

the BVI

region could

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

$5.2

billion as

of December

31, 2021.
Due to

their nature,

these loans

entail a

higher credit

risk than

consumer and

residential mortgage

loans, since

they are larger

in size,
concentrate

more

risk

in

a

single

borrower

and

are

generally

more

sensitive

to

economic

downturns.

Furthermore,

in

the

case

of

a
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
Changes in collateral values of properties located in stagnant or distressed economies may require increased reserves
.

Further

deterioration

of

the

value

of

real

estate

collateral

securing

our

construction,

commercial

and

residential

mortgage

loan
portfolios,

whether

located

in

Puerto

Rico

or

elsewhere,

would

result

in

increased

credit

losses. As

of

December

31,

2021,
approximately

19% and

27% of

our loan

portfolio

held for

investment

consisted

of commercial

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

been through

a period of

sustained recession
since 2006.

Construction

and commercial

loans, mostly

secured by

commercial

and residential

real estate

properties,

entail a

higher
credit risk

than consumer

and residential

mortgage loans

since they

are larger

in size,

may have

less collateral

coverage, concentrate
more risk

in a

single borrower

and are

generally more

sensitive to

economic

downturns. As

of December

31, 2021,

our commercial
mortgage

and

construction

real

estate

loans

held

for

investment

in

Puerto

Rico

amounted

to

$1.7

billion,

or

73%

of

the

total

$2.3
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

rates that

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
The discontinuation of LIBOR could adversely affect

the interest rates we pay or receive, could prompt regulatory questions, result in costly disputes about relevant alternative interest rates and require costly systems and analytics changes.

In July

2017, the

United Kingdom’s Financial Conduct Authority (the

“FCA”), which regulates LIBOR, officially announced that

it
intended to

stop persuading

or compelling

banks to submit

information

to the administrator

of LIBOR after

2021. In March

2021, the FCA
confirmed that publication of the

overnight and one

month, three-month, six-month, and twelvemonth U.S. Dollar LIBOR settings will cease or become

no longer

representative

of the market

the rates

seek to measure

(i.e., non-representative)

immediately

after June

30, 2023,
and all other U.S. Dollar

LIBOR settings,

including the one week

and two-month U.S. Dollar

LIBOR settings,

became non-representative
immediately after December 31, 2021. The Federal Reserve, the Office of the Comptroller of the Currency,

and the FDIC

also released
supervisory guidance encouraging banks to

cease entering into

new contracts that

use U.S.

Dollar LIBOR as

reference rate as

soon as
practicable and in any event by

December 31, 2021. Banking regulators in the U.S. and

globally have increased regulatory scrutiny

and
intensified

supervisory

focus of

financial

institutions

LIBOR transition

plans, preparations,

and readiness.
Significant amounts of

loans, mortgages,

securities, derivatives, and

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

In the U.S.
the Alternative Reference Rate

Committee (“AARC”), a

group of

market participants convened by

the Federal

Reserve, identified the
Secured Overnight

Financing

Rate (“SOFR”)

as its recommended

alternative

to LIBOR. The

Federal Reserve

started publishing

the SOFR
in April 2018. The

SOFR is a

broad measure of the cost

of overnight borrowings collateralized

by Treasury securities in the repurchase
agreement market. During 2021, the ARRC

recommended using the

Chicago Mercantile Exchange Group’s (“CME”) forward-looking
Term

SOFR

rates

for

cash

products

and

derivatives, limited

to

end-users

hedging

cash

products.

An

end-user

is

described

as

any
counterparty

to the underlying

cash product,

such as a

borrower, lender,

or guarantor.

These parties

may enter

into Term SOFR

rates swaps,
caps, swaptions,

or other derivatives

to hedge cash product

exposures.

The market transition

away from LIBOR to an

alternative

reference
rate is complex and could

have a range of adverse effects

on our business, financial

condition, and

results of operations.

In particular, any
such transition

could:
●
Adversely

affect the

interest

rates received

or paid on,

the revenue

and expenses

associated

with or the

value of

the Corporation’s
LIBOR-based assets

and

liabilities, which include

certain variable

rate

loans, primarily

commercial and

construction loans,
private

label

MBSs,

the

Corporation’s

junior

subordinated

debentures,

and

certain

other

financial

arrangements

such

as
derivatives. As of December 31, 2021, the most significant

of the Corporation’s LIBOR-based assets and liabilities

consists of
$2.0

billion of

commercial and

construction loans, $134.4

million of

Puerto Rico

municipalities bonds held

as

part

of

the
Corporation’s

held-to-maturity

investment

securities

portfolio,

and $183.8

million

of junior

subordinated

debentures;
●
Prompt inquiries

or other

actions from

regulators

in respect

of the Corporation’s

preparation

and readiness

for the replacement

of
LIBOR with

an alternative

reference

rate; and
●
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
the

LIBOR

Fallbacks Protocol of

the

International Swaps and

Derivatives Association. In

addition, effective

December 31,

2021

the

Corporation discontinued entering into

new

contracts that

use

U.S. Dollar

LIBOR as

the reference

rate. Currently,

the

Corporation is
primarily offering CME’s Term SOFR rate as the ARRs to LIBOR. The Bank may also offer other industry-accepted benchmark interest
rates

that

can

be

supported for

commercial transactions. The

Corporation continues

working

with

the

update

of

systems, processes,
documentation and models, with additional

updates expected through 2023.There

can be no guarantee that these efforts will successfully
mitigate

the operational

risks associated

with the

transition

away from

LIBOR to

an alternative

reference

rate.
The manner

and impact

of the transition

from LIBOR

to an alternative

reference

rate, as

well as

the effect

of these

developments

on our
funding costs,

loan and

investment

securities

portfolios,

asset-liability

management,

and business,

is uncertain.

We are subject to Environmental,

Social and Governance (ESG) risks that could adversely affect our reputation and the market
price of our securities.
The Corporation

is subject

to a variety

of risks

arising

from ESG

matters.

ESG matters

include

climate

risk, hiring

practices,

the diversity
of our

work force, and racial and

social justice issues involving our personnel, customers and third parties with whom we otherwise do
business.

Risks arising

from ESG

matters

may adversely

affect, among

other things,

our reputation

and the

market price

of our securities.
For example,

we may be exposed

to negative

publicity

based on the

identity and

activities

of those to whom

we lend and with

which we
otherwise do

business and

the

public’s

view

of

the

approach and

performance of

our

customers and

business partners

with

respect
to ESG matters.

Any such

negative

publicity

could arise

from adverse

news coverage

in traditional

media and

could also

spread through

the
use of social media platforms.

The Corporation’s relationships

and reputation with

its existing and prospective

customers and third

parties
with which we

do business

could be damaged

if we were to become

the subject

of any such negative

publicity. This,

in turn, could

have an
adverse effect on our ability to

attract and retain customers and employees and could have a negative impact on our business,

financial
condition and results of operations.
Additionally, concerns over

the

long-term impacts of

climate change

have

led and

will continue

to

lead to

governmental efforts to
mitigate

those

impacts. Consumers

and

businesses also

may

change

their

behavior on

their

own

as

a

result

of

these

concerns. The
Corporation and its customers will need to

respond to new laws

and regulations as well as

consumer and business preferences resulting
from climate

change concerns.
Finally,

shareholders,

customers

and

other

stakeholders

have

begun

to

consider

how

corporations

are

addressing

ESG
issues.

Investor

advocacy

groups,

investment

funds

and

influential

investors

are

also

increasingly

focused

on

these

practices,
especially

as

they

relate

to

the

environment,

health

and

safety,

diversity,

labor

conditions

and

human

rights.

Increased ESG related
compliance costs could

result in increases to

our overall operational

costs.

Failure to adapt to

or comply with regulatory

requirements
or

investor

or

stakeholder

expectations

and

standards

could

negatively

impact

our

reputation,

ability

to

do

business

with

certain
partners,

and

our

stock

price.

New

government

regulations

could

also

result

in

new

or more

stringent

forms

of ESG

oversight

and
expanding mandatory and voluntary reporting, diligence, and disclosure.
Our results of

operations could be

adversely affected

by natural disasters, political

crises, negative global

climate patterns or other
catastrophic events.
Natural

disasters, which

nature and

severity may

be impacted

by climate

change,

such as

hurricanes,

floods, extreme

cold

events
and

other

adverse

weather

conditions;

political

crises,

such

as

terrorist

attacks,

war,

labor

unrest,

other

political

instability,

trade
policies and

sanctions, including

the repercussions

of the

attack by

Russia on

Ukraine; negative

global climate

patterns, especially

in
water

stressed

regions;

or other

catastrophic

events,

such as

fires

or other

disasters

occurring

at our

locations,

whether

occurring

in
Puerto

Rico,

the

U.S.,

or

internationally,

could

cause

a

significant

adverse

effect

on

the

economy

and

disrupt

our

operations.

For
example,

Puerto

Rico

experienced

hurricanes

and

earthquakes

in

2017

and

2020,

which

had

an

adverse

effect

on

our

operations
created

by

decreases

in

loan

demand

and

deposit

level.

Further,

climate

change

may

increase

both

the

frequency

and

severity

of
extreme weather conditions and natural

disasters, which may affect our

business operations, either in a particular

region or globally,

as
well as the

activities of our

customers. The Corporation

is also not able

to predict the

positive or negative

effects that future

events or
changes to the U.S. or global economy,

financial markets, or regulatory and business environment could have on our operations.
Climate change may materially adversely affect the Corporation's business and results of operations.
Concerns over

the long-term effects

of climate change

have led and

will continue to

lead to governmental

efforts around

the world
to mitigate

those impacts.

Consumers and

businesses also

may

voluntarily

change their

behavior

as a

result of

these concerns.

The
Corporation

and

its

customers

will

need

to

respond

to

new

laws

and

regulations

as

well

as

consumer

and

business

preferences
resulting

from

climate

change

concerns.

The

Corporation

and

its

customers

may

face

cost

increases,

asset

value

reductions

and
operating process

changes. The

impact on

our customers

will likely

vary depending

on their

specific attributes,

including reliance

on
or role in fossil fuel activities. Among the impacts to the Corporation,

we could face reductions in creditworthiness on the part of some customers

or in

the value

of assets

securing

loans. The

Corporation’s

efforts

to take

these risks

into account

in making

lending and

other

decisions,

including

by

increasing

our

business

with
climate-responsible

companies,

may

not

be

effective

in

protecting

the
Corporation from the negative impact of new laws and regulations or changes in consumer or business behavior.
Labor shortages and constraints in the supply chain could adversely affect our clients’ operations as well as our operations.
Many sectors

in Puerto Rico,

the United States,

Virgin

Islands and around

the world are

experiencing a shortage

of workers. Many
of our commercial clients have

been impacted by this shortage

along with disruptions and constraints

in the supply chain, which

could
adversely

impact their

operations

and could

lead to

reduced cash

flow and

difficulty

in making

loan repayments.

The Corporation’s
industry has also been affected by the shortage

of workers, with respect to certain roles, as well as increasing wages for entry level and
certain professional roles.

This may lead to open

positions remaining unfilled for

longer periods of time,

which may affect the

level of
service provided by the Corporation, or a need to increase wages to attract workers.

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

Although

the Corporation

and FirstBank

met general

well-capitalized
capital ratios

as of

December 31,

2021 and

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

institutions

to

institute

and
maintain

an

effective

anti-money

laundering

program

and

file

suspicious

activity

and

currency

transaction

reports

as

appropriate,
among

other

duties.

The

Financial

Crimes

Enforcement

Network

is

authorized

to

impose

significant

civil

money

penalties

for
violations

of

those

requirements

and

has

recently

engaged

in

coordinated

enforcement

efforts

with

the

individual

federal

banking
regulators, as well

as the U.S. Department

of Justice’s

Drug Enforcement Administra

tion. We

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
also have serious reputational

consequences for us. Any

of these results could have

a material adverse effect

on our business, financial
condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
As of January 13, 2022, First BanCorp. owned the following three main offices located in Puerto Rico:
-
Headquarters

–

Located

at

First

Federal

Building,

1519

Ponce

de

León

Avenue,

Santurce,

Puerto

Rico,

a

16-story

office
building. Approximately

51% of

the building,

including 100,000

square feet

underground three

level parking

garage and

an
adjacent parking lot are occupied by the Corporation.
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

Agency headquarters,

and the

customer service

department. In

addition, it

has parking

for 750

vehicles
and

9

training

rooms,

including

classrooms

for

training

tellers

and

a

computer

room

for

interactive

trainings,

as

well

as

a
spacious cafeteria for employees and customers. This facility is fully occupied by the Corporation.
-
Consumer Lending

Center –

A three-story

building with

29,000 square

feet and

a three-level

parking garage

located at

876
Muñoz Rivera

Avenue,

Hato Rey,

Puerto Rico. This

facility is fully

occupied by

the Corporation.

Other uses include

a retail
branch, Money Express, Auto Financing and Leasing and a First Insurance

office, among other.
The

Corporation

owns 20

retail branch

es and

77 office

premises and

parking

lots.

It

leases 96

branch

premises,

loan

and

office
centers and other facilities. In certain situations, financial services such as mortgage and insurance businesses and commercial banking
services

are

in

the

same

building

or

branch.

All

these

premises

are

in

Puerto

Rico,

Florida,

the

USVI

and

the

BVI.

Management
believes that the Corporation’s properties

are well maintained and are suitable for the Corporation’s

business as presently conducted.
Item 3. Legal Proceedings
Reference

is

made

to

Note

33,

“Regulatory

Matters,

Commitments

and

Contingencies,”

to

the

consolidated

financial

statements

in
Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosure.
Not applicable.

PART

II
Item 5. Market for Registrant’s Common Equity

and Related Stockholder Matters and Issuer Purchases of

Equity Securities
Information about Market and Holders
The Corporation’s

common stock

is traded

on the

New York

Stock Exchange

(“NYSE”) under

the symbol

FBP.

On February

15,
2022, there

were 307 holders

of record

of the Corporation’s

common stock,

not including

beneficial owners

whose shares are

held in
the name of brokers or other nominees.
As

of

December 31,

2021

and

December 31,

2020,

the

Corporation

had

21,836,611

and

4,799,284

shares

held

as treasury

stock,
respectively.

Refer to

“Purchase of

equity securities

by the

issuer and

affiliated

purchasers”

section below

for more

information

on

common stock repurchases during 2021, also held as treasury stock.
Information

regarding transactions

related to

common

stock and

securities authorized

for issuance

under the

Corporation’s

equity
compensation

plan is

set forth

in Note

22 -

“Stock-Based

Compensation”

of the

Notes to

Consolidated

Financial

Statements

and

in
Part III, Item 12 of this Annual Report on Form 10-K.
Dividends
Since

November

2018,

the

Corporation

has

been

making

quarterly

cash

dividend

payments

on

its

shares

of

common

stock.

On
October 22, 2021 the Corporation

announced that it had increased the quarterly

cash dividend payment on common stocks,

from $0.07
to

$0.10

per

share,

commencing

in

the

fourth

quarter

of

2021.

On

February

10,

2022

the

Corporation

announced

that

its

Board

of
Directors declared

a quarterly cash

dividend, of $0.

10 per common

share, payable on

March 11,

2022 to shareholders

of record at

the
close of

business on

February 25,

2022. The

Corporation intends

to continue

to pay quarterly

dividends on

common stock.

However,
the

Corporation’s

common

stock

dividends,

including

the

declaration,

timing

and

amount,

remain

subject

to

consideration

and
approval by the Corporation’s

Board Directors at the relevant

times. On November 30, 2021

(the “Redemption Date”) the Corporation
redeemed

all of

its 1,444,146

outstanding

shares

of

non-convertible,

non-cumulative

perpetual

monthly

income

Series

A through

E
Preferred

Stock

for

its

liquidation

value

of

$25

per

share

or

$36.1

million.

Monthly

dividend

payments

on

non-convertible,

non-
cumulative perpetual monthly income

preferred stock were paid by the

Corporation until the Redemption Date.

Information regarding
restrictions on dividends,

as required by this

Item, is set forth

in Item 1: “Business

– Dividend Restrictions”

and incorporated into

this
Item by reference.

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
The following

table provides

information relating

to the Corporation’s

purchases of

shares of its

common stock

and redemption

of
its preferred stock in the fourth quarter of 2021.
Approximate Dollar

Value of

Shares
Total

Number of
That May Yet

be
Shares Purchased Purchased Under
Average

as Part of Publicly These Plans or
Total

number of

Price Announced Plans Programs
Period
shares purchased

Paid
Or Programs

(In thousands)
(1)
October 1, 2021 to October 31, 2021:

Common Stock 498,917 $ 13.67
498,300
November 1, 2021 to November 30, 2021:
Common Stock 2,400,000 14.21
2,400,000
Preferred Stock, Series A 197,386 25.00
197,386
Preferred Stock, Series B 296,146 25.00
296,146
Preferred Stock, Series C 249,852 25.00
249,852
Preferred Stock, Series D 285,522 25.00
285,522
Preferred Stock, Series E 415,240 25.00
415,240
December 1, 2021 to December 31, 2021:
Common Stock 1,720,714 13.35
1,720,714
Total 6,063,777 (2)(3) 6,063,160 $
50,000
(1)
As of December 31,

2021, the Corporation was

authorized to purchase up to

$300 million of the

Corporation’s stock under the

program, that was publicly

announced
on April 26,

2021 and expires

on June 30,

2022, of which

$250 million had

been utilized.

The remaining $50 million

in the table

represents the amount available

to
repurchase shares under

the program as

of December 31,

2021.

The program does not

obligate the Corporation to

acquire any specific

number of shares.

Under the
program,

shares may

be repurchased

through open

market purchases,

accelerated share

repurchases and/or

privately negotiated

transactions, including

under plans
complying with Rule 10b5-1 under the Exchange Act.
(2)
Includes 617 shares of common stock acquired by the Corporation to cover minimum tax withholding obligations upon the vesting of restricted stock and performance
units.

The

Corporation

intends

to

continue

to

satisfy

statutory

tax

withholding

obligations

in

connection

with

the

vesting

of

outstanding

restricted

stock

and
performance units through the withholding of shares.
(3)
Includes 3,869,014 shares of common stock repurchased in the open market at an average price of $13.74 for a total purchase price of approximately $53.2 million,

and
750,000 shares of common stock repurchased through privately negotiated transactions at an average price of $14.33 for a

total purchase price of approximately $10.7
million.
On April

26, 2021,

the Corporation

announced that

its Board

of Directors

approved a

stock repurchase

program, under

which the
Corporation

may repurchase

up to

$300 million

of its

outstanding stock,

including common

and preferred

stock, commencing

in the
second

quarter

of

2021

through

June

30,

2022.

Repurchases

under

the

program

may

be

executed

through

open

market

purchases,
accelerated

share

repurchases

and/or

privately

negotiated

transactions

or

plans,

including

under

plans

complying

with

Rule

10b5-1
under the Exchange Act.

During 2021, the Corporation repurchased

16,740,467 shares of its common stock

for $213.9 million and, as
mentioned

above,

Corporation

redeemed

all of

its outstanding

shares of

non-convertible,

non-cumulative

perpetual

monthly

income
Series A through E Preferred Stock for its liquidation value of $36.1 million.

PERFORMANCE OF FIRST BANCORP'S
COMMON STOCK BASED ON TOTAL RETURN
$250
$200
$150
$100
$50
$0
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
First Bank
S&P 500
S&P Supercom Banks Index

STOCK PERFORMANCE GRAPH
The

following

Performance

Graph

shall

not

be

deemed

incorporated

by

reference

by

any

general

statement

incorporating

by
reference

this Annual

Report

on

Form 10-K

into any

filing under

the

Securities Act

(collectively,

“the

Acts”)

or

the Exchange

Act,
except

to

the

extent

that First

BanCorp.

specifically

incorporates

this

information

by

reference,

and

shall not

otherwise

be

deemed
filed under these Acts.
The

graph

below

compares

the

cumulative

total

stockholder

return

of

First

BanCorp.

during

the

measurement

period

with

the
cumulative

total

return,

assuming

reinvestment

of

dividends

of

the

S&P

500

Index

and the

S&P

Supercom

Banks

Index

(the

“Peer
Group”).

The Performance

Graph assumes

that $100

was invested

on December

31, 2016

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

2016

plus

(ii) the

change

in

the

per

share

price

since

the
measurement date, by the share price at the measurement date.

Item

6. [Reserved]

Item 7. Management’s

Discussion

and Analysis

of Financial

Condition

and Results

of Operations

(“MD&A”)
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
The detailed financial discussion that follows focuses on

2021 results compared to 2020.

For a discussion of 2020 results compared
to

2019,

see

Item

7,

Management’s

Discussion

and

Analysis

of

Financial

Condition

and

Results

of

Operations

included

in

the
Corporation’s Annual

Report on Form 10-K for the year ended December 31, 2020, which is incorpora ted herein by reference.
DESCRIPTION OF BUSINESS
First BanCorp.

is a diversified

financial holding

company headquartered

in San Juan,

Puerto Rico offering

a full range

of financial
products to

consumers and

commercial customers

through various

subsidiaries. First

BanCorp.

is the

holding company

of FirstBank
Puerto

Rico

and

FirstBank

Insurance

Agency.

Through

its wholly

-owned

subsidiaries,

the

Corporation

operates

in

Puerto

Rico,

the
USVI, the BVI, and the state of Florida, concentrating

on commercial banking, residential mortgage loans,

finance leases, credit cards,
personal loans, small loans, auto loans, and insurance agency activities.
SIGNIFICANT EVENTS
Stock Repurchase Program
On April

26, 2021,

the Corporation

announced that

its Board

of Directors

approved a

stock repurchase

program, under

which the
Corporation

may repurchase

up to

$300 million

of its

outstanding stock,

including common

and preferred

stock, commencing

in the
second

quarter of

2021 through

June 30,

2022. During

the year

ended December

31, 2021,

the Corporation

repurchased 16,740,467
shares of

its common

stock for

$213.9 million.

In addition,

on November

30, 2021,

the Corporation

redeemed all

of its

outstanding
shares of

non-convertible, non-cumulative

perpetual monthly

income, Series

A through

E Preferred

Stock for

its liquidation

value of
$36.1 million.

Furthermore,

during the

first quarter

of 2022

the Corporation

repurchased 3,409,697

million shares

of common

stock
for the remaining $50 million authorized under the stock repurchase program.
COVID-19 Pandemic and Economy
The

ongoing

COVID-19

pandemic

has

caused

unprecedented

and

continuing

uncertainty,

volatility

and

disruption

in

financial
markets

and

in

governmental,

commercial

and

consumer

activity

in

worldwide,

including

in

the

markets

in

which

the

Corporation
operates. In

response, federal,

state, and

local governments

have taken

and continue

to take

actions designed

to mitigate

the effect

of
the virus on

public health and

to address the

economic impact of

the virus. As

restrictive measures were

eased during the

end of 2020
and into 2021, based

upon positive signs of

recovery driven by

vaccination and government

stimulus programs, economic

activity has
improved.

As

of

February

18,

2022,

approximately

6.6

million

vaccines

of

COVID-19

have

been

administered.

Approximately

2.9

million
people

have received

at least

one

dose of

the COVID-19

vaccine and

approximately 2.6

million

people,

or approximately

84.9% of
Puerto Rico’s eligible population,

have completed the vaccination process and 54.3% have received the booster shot.

The

Corporation

continues

to

operate

consistent

with

guidance

from

federal

and

local

authorities.

The

Corporation’s

banking
branches

are

operating

during

regular

hours

following

health

and

safety

requirements

to

comply

with

federal

and

local

health
mandates, including, among other things, deep cleaning, face mask requirements

,

and strict social distancing measures. On February 8,
2022,

the

Corporation

announced

that

as

part

of

COVID-19

protocols,

all

employees,

service

providers

and

consultants

of

the
Corporation

must

have

the

booster

shot

of

the

COVID-19

vaccine

by

March

1,

2022,

with

few

exceptions.

Additional

vaccine
mandates

have

been announced

in jurisdictions

in which

our businesses

operate.

Adoption

of electronic

channels continues

to grow
significantly during

the ongoing

pandemic,

with active

digital banking

users growing

by 16%

during 2021

while capturing

over 40%
of deposits through digital and self-service channels.
Our

results

of

operations

for the

year

of

2021

continue

to reflect

an

improvement

from

the

disruption

caused

by

the COVID-19
pandemic. However,

we maintain a

cautious view

of the

macroeconomic outlook

due to

continuing uncertainty

regarding the

pace of
recovery

in the

economy and

uncertainty

related to

the COVID-19

pandemic,

including the

emergence

of new

variants of

the virus,
such as

the Omicron

variant, which

appears to

be the

most transmissible

variant to

date. Uncertainties

associated with

the pandemic
include

the

duration

of

the

COVID-19

outbreak

and

any

related

infections,

including

those

from

new

variants

of

the

virus,

the

effectiveness of

COVID-19 vaccines,

vaccination rates

among the

population, the

impact on

our customers,

employees,

and vendors,
and the impact to the economy as a whole.

The

CARES

Act

or

“CARES

Act

of

2020”,

as

amended

by

the

Consolidated

Appropriations

Act,

2021,

included

an allocation

of
$659

billion

for

SBA PPP

loans.

SBA

PPP loans

are

forgivable,

in

whole

or in

part,

if the

proceeds

are

used for

payroll and

other
permitted

purposes in

accordance

with the

requirements

of the

program.

These loans

carry a

fixed

rate of

1.00% and

a term

of two
years

(loans

made

before

June

5,

2020)

or

five

years

(loans

made

on

or

after

June

5,

2020),

if

not

forgiven,

in

whole

or

in

part.
Payments are

deferred until either

the date on

which the SBA

remits the amount

of forgiveness proceeds

to the lender

or the date

that
is 10

months after

the last

day of

the covered

period if

the borrower

does not

apply for

forgiveness within

that 10-month

period. On
December

27,

2020,

President

Trump

signed

another

COVID-19

relief

bill

that

extended

and

modified

several

provisions

of

the
program.

This

included

an

additional

allocation

of

$284

billion.

The

SBA

reactivated

the

program

on

January

11,

2021

and

the
program ended on May 31, 2021.
As

of

December

31,

2021,

the

Corporation’s

SBA

PPP

loan

portfolio

amounted

to

$145.0

million,

net

of

unearned

fees

of

$7.9
million.

As applicable,

the unearned

fees are

accreted

into income

based

on the

contractual period

of

two or

five years.

Upon

SBA
forgiveness,

unamortized

fees

are

then

recognized

into

interest

income.

During

the

years

ended

December

31,

2021

and

2020,

the
Corporation

received

forgiveness

remittances

and

consumer

payments

related

to

approximately

$543.6

million

and

$48.9

million,
respectively,

in principal balance of

SBA PPP loans. As

of December 31,

2021, we have processed

forgiveness to approximately

80%
of our customers.

Forgiveness remittances in the year ended 2021 accelerated

the fee income recognition by $13.2 million.
Total

deposits, excluding

brokered deposits

and government

deposits, continued

to increase

and were

$14.2

billion as

of December
31,

2021,

an

increase

of

$1.4

billion

from

December

31,

2020.

In

addition,

government

deposits

increased

by

$1.2

billion

to

$3.3
billion as of December 31, 2021,

compared to $2.1 billion as of December

31, 2020. The strong growth in deposits

continues to reflect
the effect

of government

relief programs

on the

liquidity levels

of our

customers, including

increases in

the balance

of transactional
accounts

of municipalities

in Puerto

Rico and

the local

government

of the

USVI in

connection

with the

American

Rescue Plan

Act
(“ARPA”)

funding for states and local

governments. Our liquidity levels

and capital position remain strong,

with capital ratios that are
well

above

regulatory

requirements.

This

robust

liquidity

and

capital

levels

provide

us

with

significant

flexibility

to

maintain

the
strength

of

our

balance

sheet

and

return

capital

to

shareholders

through

share

repurchases

and

dividend

payments,

subject

to
regulatory considerations.
During

2021

economic

conditions

started

to

show

significant

signs

of

recovery,

which

included

improved

consumer

demand
evidenced by rise

in retail sales, auto

and home sales

and recovery in

the payroll employment

in Puerto Rico

where it reached

98% of
the

pre-pandemic

level. The

early

signs of

economic

recovery have

impacted positively

the

Corporation

which

among

other

things,
during

2021 grew

total loan

originations

by approximately

17% when

compared

to 2020

and

is reflecting

a strong

commercial

loan
pipeline. Additionally,

on January 27,

2022, the PROMESA

oversight board certified

the 2022 Fiscal Plan

for Puerto Rico

(the “2022
Fiscal Plan”).

The 2022

Fiscal Plan reflects

the Commonwealth

Plan of Adjustment

recently confirmed

by the U.S.

District Court for
the District of

Puerto Rico. Relative to

the previous fiscal

plan, the 2022 Fiscal

Plan incorporates a

new set of expenditure

projections
that

factor

in

the

now-established

debt

service

requirements

pursuant

to

the

Plan

of

Adjustment,

as

well

as

additional

investments
enabled

by

the

increased

resources

available

to

the

government.

The

2022

Fiscal

Plan

prioritizes

resource

allocations

across

three
major

themes:

(i)

investing

in

the

operational

capacity

of

the

government

to

deliver

services

with

Civil

Service

Reform,

(ii)
prioritizing obligations to current and future retirees, and (iii) creating a fiscally responsible post-bankruptcy government.
Integration

of BSPR
During the

year ended

December 31, 2021,

the Corporation completed

the conversion

of all BSPR’s

core systems into

FirstBank’s
systems.

In

conjunction

with

the

conversion

of

BSPR’s

core

systems,

the

Corporation

had

consolidated

a

total

of

nine

banking
branches

and

the

Corporation

decided

late

during

the

fourth

quarter

of

2021

to

consolidate

four

additional

branches,

which

are
expected to be completed during the first half of 2022.

In

addition,

during

the

year

ended

December

31,

2021,

the

Corporation

continued

to

execute

in

reducing

personnel

and

service
contract

expenses

and

completing

other

business

rationalization

activities.

Cumulative

merger

and

restructuring

expenses

of

$64.4
million have been incurred through December

31, 2021, of which $26.4 million

was incurred during 2021. The total amount

of merger
and

restructuring

costs

related

to

the

BSPR acquisition

was

originally

estimated

to

be

approximately

$65

million.

The

Corporation
does not expect any

additional significant merger

and restructuring expenses

during 2022. The Corporation

also has estimated that

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

many

have

published
recommended

conventions to

allow new

and existing

products to

incorporate

fallbacks or

that reference

these Alternative

Reference
Rates

(“ARRs”).

In

March

2021,

the

FCA

confirmed

that

publication

of

the

overnight

and

one

month,

three-month,

six-month

and
twelve-month U.S.

Dollar LIBOR settings

will cease or

become no longer

representative of the

market the rates

seek to measure

(i.e.,
non-representative) immediately after June 30, 2023, and all other

U.S. Dollar LIBOR settings, including the one week and two-month
U.S. Dollar LIBOR settings,

became non-representative

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
Reference Rates

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

Term

SOFR rates

for one

-,
three-,

six-

and

twelve-month

tenors,

marking

the

final

step

in

the

ARRC’s

Paced

Transition

Plan

it

released

in

2017.

The

ARRC
recommended using

the CME’s

Term

SOFR rates

for cash

products and

derivatives, limited

to end-users

hedging cash

products. An
end-user is

described as

any counterparty

to the underlying

cash product,

such as a

borrower,

lender, or

guarantor.

These parties

may
enter into Term

SOFR rates swaps, caps, swaptions,

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

Swaps and Derivatives Association. In addition, effective

December 31, 2021 the
Corporation discontinued entering

into new contracts that

use the use U.S. Dollar

LIBOR as reference rate.

Currently,

the Corporation
is primarily

offering

CME’s

Term

SOFR rate

as the

ARRs to

LIBOR. The

Bank may

also offer

other industry-accepted

benchmark
interest

rates

that

can

be

supported

for

commercial

transactions.

The

Corporation

continues

working

with

the

update

of

systems,
processes, documentation, and models, with additional updates expected through 2023.
As of

December 31,

2021, the

most significant

of the

Corporation’s

LIBOR-based assets

and liabilities

consists of

$2.0 billion

of
variable rate

commercial and

construction loans,

approximately $58.4

million of

U.S. agencies

debt securities

and private

label MBS
held as part of

the Corporation’s

available-for-sale investment

securities portfolio, $134.4

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

(i)

the
interest rate environment;

(ii) the volumes, mix,

and composition of interest-earning

assets and (iii) interest-bearing

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
The

Corporation

had

net

income

of

$281.0

million,

or

$1.31

per

diluted

common

share,

for

the

year

ended

December

31,

2021,
compared to

$102.3 million,

or $0.46

per diluted

common share,

for the

year ended

December 31,

2020. The

Corporation completed
the acquisition

of BSPR effective

September 1,

2020.

The Corporation’s

financial statements

for the

year ended

December 31,

2020
include

four

months

of

BSPR’s

operations,

post-acquisition,

which

impacts

the

comparability

of

the

fiscal

year

2021

results

to

the
fiscal year 2020 results.

Other relevant selected financial data for the periods presented is included below:
December 31,

2021
December 31,

2020
Key Performance Indicator:
Return on Average

Assets
1.38 0.67
Return on Average

Total Equity
12.56 4.59
Efficiency Ratio 57.45 59.62

The key

drivers of

the Corporation’s

GAAP financial

results for

the year

ended December

31, 202

1, compared

to the

year ended
December 31, 2020, include the following:
●
Net interest income for

the year ended December

31, 2021 was $729.9

million, compared to $600.3

million for the year ended
December

31,

2020.

The increase

was driven

by

a $5.1

billion

increase

in

average

interest-earning

assets reflecting

the

late
third-quarter 2020 acquisition

of BSPR, as well

as higher investment

securities and interest-bearing

cash balances and

a lower
cost

of

deposits.

The

increase

in

net

interest

income

additionally

includes

the

effect

of

approximately

$13.2

million

of
accelerated

deferred

PPP loans

fees

recognized

upon receipt

of forgiveness

payments from

the SBA.

These variances

were
partially offset by the effect of lower market

interest rates on investment yields.
The net

interest margin

decreased by

42 basis

points to

3.73% for

the year

ended December

31, 2021,

compared to

4.15% for

the
year ended

December 31,

2020. The decrease

reflected the impact

of lower

interest rates and

changes in the

balance sheet mix

with a
higher

proportion

of

lower-yielding

assets,

such

as

interest-bearing

cash

deposited

at

the

New

York

Fed

and

investment

securities
from continued

strong deposit growth,

to total interest-earning

assets. The total

average balance

of interest-bearing

cash balances and
investment securities

increased by $3.8 billion

to 42% of

total average interest-earning

assets, compared to

30% in 2020.

In addition,
the proportion

of average

total loan

portfolio balance

to total

average interest-earning

assets in

2021 decreased

to 58%,

compared to
70% in 2020.

See “Net Interest Income” below for additional information.

●
The

provision

for

credit losses

on

loans,

finance

leases, and

debt

securities

decreased

by $236.7

million

to

a net

benefit,

or
provision

recapture,

of $65.7

million

for

the year

ended

December

31,

2021,

compared

to an

expense

of $171.0

million

for
2020. The

variance reflects

the effect

of reserve

releases in

2021, primarily

due to

continued improvements

in the

outlook of
certain

macroeconomic

variables

and

lower

loans

outstanding.

The

expense

recorded

in

2020

included

the

effects

of
significant

reserve

builds due

to the

deterioration

of the

macroeconomic

outlook

as a

result of

the impact

of the

COVID-19
pandemic,

as

well

as

a

charge

of

$38.9

million

related

to the

Day

1

reserves

required

by

the

current

expected

credit

losses
(“CECL”) methodology

for non-PCD

loans and

unfunded lending

commitments acquired

in conjunction

with the

acquisition
of BSPR.
Net

charge-offs

totaled

$55.1

million

for

the

year

ended

December

31,

2021,

or

0.48%

of

average

loans,

an

increase

of

$7.2
million,

compared

to net

charge-offs

of

$47.9 million,

or 0.48%

of average

loans, for

the year

ended December

31, 2020.

Total

net
charge-offs for

the year ended

December 31,

2021 included $23.1

million in net

charge-offs related

to a bulk

sale of $52.5

million of
residential mortgage

nonaccrual loans and

related servicing advance

receivables.

Adjusted for those

net charge-offs,

total net charge-
offs

in 2021

were $32.0

million, or

0.28% of

average loans.

See “Provision

for Credit

Losses” and

“Risk Management”

below for
analyses of the ACL and non-performing assets and related ratios.
●
The Corporation

recorded non-interest

income of

$121.2 million

for the

year ended

December 31,

2021, compared

to $111.2
million

for

2020.

The

increase

was

primarily

related

to:

(i)

a

$21.6

million

total

increase

in

transactional

fee

income

from
service

charges

and

fees

on

deposits,

ATMs

fees,

credit,

and

debit

cards

and

POS

interchange

fees,

and

merchant-related
activities due

to the

effect

of the

BSPR acquisition

as well

as increased

transaction volumes

due to

the adverse

effect

of the
COVID-19 pandemic and related stay-at-home orders

on economic activity in the first half of 2020; (ii)

a $2.9 million increase
in

revenues

from

mortgage

banking

activities

reflecting

both a

higher volume

of loan

sales and

an

increase

in

servicing

fee
income; and (iii)

a $2.6 million increase

in insurance commissions

income driven by

a higher volume of

loan originations and
higher sell of annuities and accidental death policies.

These variances were partially offset

by: (i) a $13.2 million gain on sales
of investment securities recorded in 2020; and (ii) a $5.0

million benefit recorded in 2020 resulting from

the final settlement of
the Corporation’s

business interruption

insurance

claim associated

with lost

profits

caused

by

Hurricanes Irma

and Maria

in
2017. See “Non-Interest Income” below for additional information.
●
Non-interest expenses

for the year

ended December 31,

2021 were

$489.0 million, compared

to $424.2 million

in 2020. Non-
interest

expenses

for

2021

included

$26.4

million

of

merger

and

restructuring

costs

associated

with

the

acquisition

and
integration

of

BSPR, compared

to

$26.5

million

in

2020.

Total

non-interest

expenses

in

2021

also

included

$3.0

million

of
COVID-19

pandemic-related

expenses,

primarily

related

to

additional

cleaning,

safety

materials,

and

security

measures,
compared to

$5.4 million

in 2020.

Total

non-interest expenses

in 2020

are also

net of

a $1.2

million benefit

from hurricane-
related expenses

insurance recoveries.

Adjusted for

the above-mentioned

merger,

COVID-19 expenses,

and hurricane-related
expenses insurance

recoveries, total

non-interest expenses

increased by

$66.1 million

compared to

2020, primarily

related to
incremental expenses

associated with

operations, personnel

and branches

acquired from

BSPR.

See “Non-Interest

Expenses”
below for additional information.
●
For the year ended December 31,

2021, the Corporation recorded an

income tax expense of $146.8 million,

compared to $14.1
million for 2020.

The increase was primarily

related to higher

pre-tax income driven

by credit losses reserve

releases in 2021,
compared to

significant charges

to the provision

recorded during

2020, and a

higher level of

taxable income.

In addition,

the
income tax expense

reported in 2020

was net of

the effect

of an $8.0

million partial reversal

of the Corporation’s

deferred tax
asset valuation allowance.

●
As of December

31, 2021, total

assets were approximately

$20.8 billion,

an increase of

$2.0 billion from

December 31, 2020.
The

increase

was

primarily

related

to

a

$1.8

billion

increase

in

investment

securities,

driven

by

purchases

of

U.S.

agencies
MBS and U.S. agencies callable

and bullet debentures, and an increase

of $1.0

billion in cash and cash equivalents

attributable
to the liquidity obtained

from the growth in deposits

and loan repayments.

These variances were partially

offset by a decrease
of $731.8

million in total

loans, consisting of

a $558.2

million decrease

in residential mortgage

loans (including

as a result

of
the

bulk

sale

of

$52.5

million

of

nonaccrual

loans),

and

a

$452.0

million

decrease

in

commercial

and

construction

loans
(including

a

$260.9

million

decrease

in

the

SBA

PPP

loan

portfolio),

partially

offset

by

an

increase

of

$278.4

million

in
consumer loans and finance leases.

See “Financial Condition and Operating Data Analysis” below for additional information.

●
As

of

December

31,

2021,

total

liabilities

were

$18.7

billion,

an

increase

of

$2.2

billion

from

December

31,

2020.

The
increase

was

mainly

driven

by

a

$2.6

billion

growth

in

total

deposits,

excluding

brokered

deposits,

partially

offset

by

the
repayment at maturity of $240.0 million of FHLB advances and a

$93.8 million decrease in brokered deposits.

The increase of
$2.6 million

in non-brokered

deposits included

a $1.6

billion growth

in demand

deposits, as

well as

a $1.2

billion growth

in
government

deposits,

partially

offset

by

reductions

in

time

deposits.

See

“Risk

Management

–

Liquidity

Risk

and

Capital
Adequacy” below for additional information about the Corporation’s funding sources.
●
As

of

December

31,

2021,

the

Corporation’s

stockholders’

equity

was

$2.1

billion,

a

decrease

of

$173.4

million

from
December

31,

2020.

The

decrease

was

driven

by

the

approximately

$317.8

million

of

capital

returned

to

the

Corporation’s
stockholders during 2021

consisting of: (i) the repurchase

of 16.7 million shares

of common stock for

a total purchase price of
approximately $213.9 million; (ii) common and preferred

stock dividends totaling $67.8 million; and (iii) the redemption of all
of its outstanding

shares of Series A

through E Preferred

Stock for its total

liquidation value of

$36.1 million. The

decrease in
total

stockholders’

equity

also

included

the

effect

of

a

$139.5

million

decrease

in

Other

Comprehensive

Income

mostly
attributable to

the decrease

in the

fair value

of available-for-sale

investment securities.

These variances

were partially

offset
by earnings generated

during 2021.

The Corporation

increased

its common

stock dividend twice

during 2021, increasing

the
quarterly

dividend rate

from $0.05

in the

fourth quarter

of 2020

to $0.07

in the

first quarter

of 2021

and $0.10

in the

fourth
quarter of

2021.

The Corporation’s

common

equity tier

1 (“CET1”)

capital, tier

1 capital,

total capital

,

and leverage

ratios
were 17.80%, 17.80%,

20.50%, and 10.14%,

respectively,

as of December

31, 2021, compared

to CET1 capital,

tier 1 capital,
total capital,

and leverage ratios

of 17.31%, 17.61%,

20.37%, and 11.26%,

respectively,

as of December

31, 2020.

See “Risk
Management – Capital” below for additional information.
●
Total

loan

production,

including

purchases,

refinancings,

renewals,

and

draws

from

existing

revolving

and

non-revolving
commitments, but excluding

the utilization activity

on outstanding

credit cards,

was $4.8 billion

for the

year ended

December
31, 2021, compared to $4.2 billion for 2020.

As mentioned above, the Corporation originated

$283.6

million of SBA PPP loans
during 2021, compared to $390.3 million in 2020.

In addition, during the year ended December 31,

2020, the Corporation also
participated in

the Main

Street Lending

Program (“Main

Street”) and

originated approximately $184.4

million of

Main Street
loans.

This program, authorized under

the CARES Act of 2020 and established

by the Federal Reserve, was designed

to support
lending

to

small

and

medium-sized

businesses

that

were

in

sound

financial

condition

before

the

onset

of

the

COVID-19
pandemic. Excluding

SBA PPP

and Main

Street loan

originations, total

loan originations

increased by

$940.9 million

to $4.5
billion in 2021,

compared to $3.6

billion for 2020,

consisting of: (i)

a $510.9

million increase in

commercial and construction
loan originations,

primarily in

the Florida

region; (ii)

a $366.7

million increase

in consumer

loan originations,

predominantly
auto loans and finance leases, reflecting the effect of the disruptions caused by the COVID-19 pandemic-related lockdowns and quarantines;

and

(iii)

a

$63.3

million

increase

in

residential

mortgage

loan

originations,

benefited

from

a

larger

volume

of
conforming loan

originations and

refinancings driven

by the

effect

of lower

mortgage loan

interest rates

and increased

home
purchase activity during 2021.
●
Total

non-performing

assets

were

$158.1

million

as

of

December

31,

2021,

a

decrease

of

$135.4

million,

or

46%,

from
December

31,

2020.

The

decrease

was

primarily

related

to:

(i)

a

$70.2

million

decrease

in

nonaccrual

residential

mortgage
loans, primarily

as a

result of

the bulk

sale of

$52.5

million of

nonaccrual loans;

(ii) a

$42.2

million decrease

in the

OREO
portfolio balance, including the sale

of two commercial OREO

properties in the Puerto

Rico region totaling $30.7 million;

(iii)
an

$18.3

million

decrease

in

nonaccrual

commercial

and

construction

loans;

and

(iv)

a

$5.8

million

decrease

in

nonaccrual
consumer loans and finance leases.

See “Risk Management – Non-Accruing and Non-Performing Assets” below for additional information.
●
Adversely classified commercial and construction loans increased by $22.1 million to $177.3 million as of

December 31, 2021,
compared to

December 31,

2020. The

increase was

driven by

the downgrade

of four

commercial relationships

totaling $76.5
million. Partially offset by the upgrades

of two commercial relationship in the Puerto

Rico region totaling $31.3 million,

the sale
of $3.1

million construction

loan in

the Puerto

Rico region

and the

sale of

a $15.1

million classified

commercial loan

in the
Florida

region.

The

Corporation

is

closely

monitoring

its

loan

portfolio

to

identify

potential

at-risk

segments,

payment
performance,

the

need

for

permanent

modifications,

and

the

performance

of

different

sectors

of

the

economy

in

all

of

the
markets where the Corporation

operates.

The Corporation’s

financial results for

2021

and 2020 included

the following items

that management believes

are not reflective

of
core

operating

performance,

are

not

expected

to

reoccur

with

any

regularity

or

may

reoccur

at

uncertain

times

and

in

uncertain
amounts (the “Special Items”):
Year

ended December 31, 2021
●
Merger and restructuring

costs of $26.4

million ($16.5 million

after-tax) in connection

with the BSPR acquisition

integration
process

and

related

restructuring

initiatives.

Merger

and

restructuring

costs

in

2021

included

approximately

$6.5

million
related to

the previously

announced Employee

Voluntary

Separation Program

(the “VSP”)

as well

as involuntary

separation
actions

implemented

in

the

Puerto

Rico

region.

In

addition,

these

costs

included

costs

related

to

system

conversions,
accelerated

depreciation

charges

related

to

planned

closures

and

consolidation

of

branches

in

accordance

with

the
Corporation’s integration

and restructuring plan, and other integration related efforts.
●
Costs

of

$3.0

million

($1.9

million

after-tax)

related

to

the

COVID-19

pandemic

response

efforts,

consisting

primarily

of
costs related to additional cleaning, safety materials, and security measures.
Year

ended December 31, 2020
●
Merger

and

restructuring

costs

of

$26.5

million

($16.6

million

after-tax)

in

connection

with

the

acquisition

of

BSPR

and
related

restructuring

initiatives.

Merger

and

restructuring

costs

in

2020

primarily

included

consulting,

legal,

valuation,

and
other

professional

service

fees

associated

with

the

acquisition,

a

VSP

offered

to

eligible

employees,

retention

and

other
compensation bonuses, and expenses related to system conversions and other integration-related efforts.
●
Gain on

sales of

U.S. agencies

MBS and

U.S Treasury

notes of

$13.2 million.

The gain

on tax-exempt

securities or

realized
at the tax-exempt international banking entity subsidiary level had no effect on the income tax expense recorded in 2020.
●
Tax benefit of $8.0 million

related to the partial reversal of the deferred tax asset valuation allowance.
●
Costs of

$5.4 million

($3.4 million

after-tax)

related to

the COVID-19

pandemic response

efforts,

primarily costs

related to
additional cleaning, safety materials, and security measures.
●
Gain of $0.1

million realized on

the repurchase

of $0.4 million

of trust-preferred

securities (“TRuPs”).

The gain,

realized at
the holding company level, had no effect on the income tax expense in 2020.
●
Benefit

of

$6.2

million

($3.8

million

after-tax)

from

insurance

recoveries.

Insurance

recoveries

in

2020

included

a

$5.0
million benefit related

to the final

settlement of the

Corporation’s

business interruption

insurance claim related

to lost profits
caused by Hurricanes Irma and Maria in 2017.

The following

table reconciles

for 2021

and 2020

the reported

net income

to adjusted

net income,

a non-GAAP

financial measure
that excludes the Special Items identified above:
Year

Ended December 31,
2021 2020
(In thousands)
Net income, as reported (GAAP) $ 281,025 $ 102,273
Adjustments:

Merger and restructuring costs 26,435 26,509
Gain on sales of investment securities - (13,198)
Partial reversal of deferred tax asset valuation allowance - (8,000)
COVID-19 pandemic-related expenses 2,958 5,411
Gain on early extinguishment of debt

- (94)
Benefit from hurricane-related insurance recoveries - (6,153)
Income tax impact of adjustments
(1)
(11,023) (9,663)
Adjusted net income (Non-GAAP) $ 299,395 $ 97,085
(1)
See "Basis of Presentation" below for the individual tax impact related to reconciling items

CRITICAL ACCOUNTING POLICIES AND PRACTICES
The

accounting

principles

of the

Corporation

and

the

methods

of

applying

these

principles

conform

to

GAAP.

In

preparing

the
consolidated

financial

statements

management

is

required

to

make

estimates,

assumptions,

and

judgments

that

affect

the

amounts
recorded for assets,

liabilities and contingent

liabilities as of

the date of

the financial statements

and the reported

amounts of revenues
and

expenses

during

the

reporting

periods.

The

Corporation’s

critical

accounting

estimates

that

are

particularly

susceptible

to
significant

changes

include:

(i)

the

ACL;

(ii)

valuation

of

financial

instruments;

(iii)

acquired

loans;

and

(iv)

income

taxes.

Actual
results could differ from estimates and assumptions if

different outcomes or conditions prevail.

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
( e.g.
, unfunded

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

losses.

These

variables

include,

but

are

not

limited

to,

unemployment

rates,

housing

and

commercial

real

estate
prices, gross domestic

product levels, retail

sales, interest-rate forecasts,

corporate bond spreads,

and changes in

equity market prices.
The

Corporation

derives

the

economic

forecasts

it

uses

in

its

ACL

model

from

Moody's

Analytics.

The

latter

has

a

large

team

of
economists, data-base managers and operational engineers with a history of producing monthly economic forecasts for over 25 years.
As of December 31, 2021, the Corporation used

the base-case economic scenario from Moody’s

Analytics in its estimation of credit
losses. The Corporation

has currently set

an initial forecast

period (“reasonable

and supportable

period”) of two

years and a

reversion
period of up to three

years, utilizing a straight-line

approach and reverting back

to the historical macroeconomic

mean for Puerto Rico
and the Virgin

Islands regions. For the

Florida region, the methodology

considers a reasonable and

supportable forecast period

and an
implicit

reversion

towards

the historical

trend

that

varies for

each

macroeconomic

variable,

achieving

the steady

state by

year

five.
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
●
Average

Commercial

Real Estate

Price Index

year-over-year

appreciation

of approximately

2.90%

in the

first quarter

of
2022,

followed

by

increases

ranging

from

0.52%

–

5.16%

during

the

remainder

of

2022.

The

average

projected
commercial real estate price index appreciation for 2023 is forecasted at 8.68%.
●
Regional Home

Price Index

in Puerto Rico

(purchase only

prices), year-over-year

increase of

approximately 1.59%

in the
first quarter of 2022,

followed by estimates ranging

from (0.53)% - 2.77%

during the remainder of

2022 and 2023. For the
Florida region

(all transactions, including

refinances), year-over-year

increase of approximately

8.11%, in

the first quarter
of

2022,

followed

by

estimates

ranging

from

(2.42)%

–

2.18%

for

the

Florida

region

during

the

remainder

of 2022

and
2023.
●
Levels

of

regional

unemployment

in

Puerto

Rico

at

approximately

7.60%

in

the

first

quarter

of

2022,

followed

by
improvements

throughout

the

remainder

of

2022

to

an

approximate

level

of

7.32%

by

the

end

of

2022.

For

the

Florida
region and the

U.S. mainland, unemployment

rate of 3.71% and

4.07%, respectively,

in the first

quarter of 2022,

followed
by modest improvements

throughout the

remainder of 2022

to an approximate

level of 2.81%

in Florida and

3.51% in the

U.S. mainland by

the end of

2022. The average

unemployment for the

Puerto Rico, Florida

and the U.S.

mainland regions
for 2023 is forecasted at 7.60%, 2.88%,

and 3.49%, respectively.

●
A year-over-year increase in real gross domestic

product (“GDP”) in the U.S. mainland of approximately 5.33%

in the first
quarter of

2022, followed

by increasing

levels of real

GDP growth

between 2.74%

– 4.54% during

the remainder

of 2022
and 2023.
Further,

the

Corporation

periodically

considers

the

need

for

qualitative

adjustments

to

the

ACL.

Qualitative

adjustments

may

be
related to and include, but not be limited to, factors

such as: (i) management’s assessment

of economic forecasts used in the model and
how

those

forecasts

align

with

management’s

overall

evaluation

of

current

and

expected

economic

conditions;

(ii)

organization
specific

risks

such

as

credit

concentrations,

collateral

specific

risks,

nature,

and

size

of

the

portfolio

and

external

factors

that

may
ultimately impact credit

quality,

and (iii) other

limitations associated

with factors such

as changes in

underwriting and loan

resolution
strategies, among

others. The

qualitative factors

that carried the

most significant

weight as of

December 31,

2021 were

the economic
uncertainty

related

to

the

recent

strain

of

the

COVID-19

virus

and

the

potential

lag

of

recovery

in

certain

industries,

such

as

the
transportation

and hospitality

industries,

and loan

modifications related

to commercial

real estate

loans as

a result

of the

COVID-19
situation. The

qualitative factors

applied at

December 31,

2021, and

the importance

and levels of

the qualitative

factors applied,

may
change in future periods

depending on the level

of changes to items such

as the uncertainty of

economic conditions and management's
assessment of

the level of

credit risk within

the loan portfolio

as a result

of such changes,

compared to the

amount of ACL

calculated
by the model. The evaluation of qualitative factors is inherently imprecise and requires significant management judgment.
The ACL can also be

impacted by factors outside the Corporation’s

control, which include unanticipated

changes in asset quality of
the portfolio, such as increases in risk rating downgrades in our commercial portfolio, deterioration in borrower delinquencies or credit scores in our residential real estate and consumer portfolio.

Further, the current fair value of

collateral is utilized to assess the expected
credit losses when a financial asset is considered to be collateral dependent.
It

is

difficult

to

estimate

how

potential

changes

in

any

one

factor

or

input

might

affect

the

overall

ACL

because

management
considers a

wide variety

of factors

and inputs

in estimating

the ACL.

Changes in

the factors

and inputs

considered may

not occur

at
the

same

rate

and

may

not

be

consistent

across

all

geographies

or

product

types,

and

changes

in

factors

and

inputs

may

be
directionally

inconsistent, such

that improvement

in one

factor or

input may

offset

deterioration

in others.

However,

to demonstrate
the

sensitivity

of

credit

loss

estimates

to

macroeconomic

forecasts

as

of

December

31,

2021,

management

compared

the

modeled
estimates under the base scenario against a more

adverse scenario. Under this adverse scenario,

as an example, average unemployment
rate for

the Puerto

Rico region increases

to 8.75%

for year 2022

and 8.24% dur

ing 2023 compared

to 7.38% and

7.60%, respectively
for the same periods, on the base scenario projection.
To

demonstrate the sensitivity

to key economic

parameters used in

the calculation of

our ACL at December

31, 2021, management
calculated the difference

between our quantitative

ACL and this adverse

scenario. Excluding consideration

of qualitative adjustments,
this sensitivity analysis

would result in

a hypothetical increase

in our ACL

of approximately $40

million at December

31, 2021.

This
analysis

relates

only

to

the

modeled

credit

loss estimates

and

is not

intended

to estimate

changes

in

the overall

ACL as

it does

not
reflect

any

potential

changes

in

other

adjustments

to

the

qualitative

calculation,

which

would

also

be

influenced

by

the

judgment
management

applies to

the modeled

lifetime

loss estimates

to reflect

the uncertainty

and imprecision

of these

modeled

lifetime loss
estimates

based

on

current

circumstances

and

conditions.

Recognizing

that

forecasts

of

macroeconomic

conditions

are

inherently
uncertain,

particularly

in

light

of

the

recent

economic

conditions,

management

believes

that

its

process

to

consider

the

available
information

and

associated

risks

and

uncertainties

is

appropriately

governed

and

that

its

estimates

of

expected

credit

losses

were
reasonable and appropriate for the period ended December 31, 2021.
As of

December 31,

2021, the

total ACL

for loans,

held-to-maturity and

available-for-sale

securities, and

off-balance

sheet credit
exposure decreased to $280.2

million, from $401.1 million

as of December 31, 2020.

The ACL reduction of

$120.9 million during the
year

ended

December

31,

2021

consisted

of

net

charge-offs

of

$55.2

million

and

a

provision

for

credit

losses

net

benefit

of

$65.7
million.

The

provision

for

credit

losses

net

benefit

recorded

during

2021

primarily

reflects

an

improvement

in

the

outlook

of
macroeconomic

variables

to

which

the

reserve

is

correlated,

including

improvements

in

the

commercial

real

estate

price

index

and
unemployment rate forecasts, and the overall decrease

in the size of the residential mortgage and the commercial and construction loan
portfolios.

Our

process

for

determining

the

ACL

is

further

discussed

in

Note

1

–

Nature

of

Business

and

Summary

of

Significant
Accounting Policies, to the

accompanying audited consolidated financial

statements included in Item 8

of this Annual Report on Form
10-K.

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

this Annual Report on

Form 10-
K for additional

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

pool (
i.e.
, loan

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

As of December 31, 2021,

the Corporation did not

intend to sell any
debt securities

in an

unrealized

loss position

and it

is not

more likely

than not

that the

Corporation

will be

required to

sell any

debt
securities before recovery of their amortized cost basis.
For

debt

securities

in

an unrealized

loss position

for

which the

Corporation

does not

intend

to sell

the debt

security

and

it is

not
more likely than

not that the

Corporation will

be required to

sell the debt

security,

the Corporation determines

whether the loss

is due
to

credit-related

factors

or

noncredit-related

factors.

For

debt

securities

in

an

unrealized

loss

position

for

which

the

losses

are
determined to

be the result

of both credit

-related and noncredit-related

factors, the

credit loss is

determined as

the difference

between
the present value of the cash flows expected to be collected, and the amortized cost basis of the debt security.

Available-for-sale

debt securities

held by

the Corporation

at year-end

primarily consisted

of securities

issued by

U.S. government-
sponsored entities

(“GSEs”), and

the aforementioned

private label

MBS.

Given the

explicit and

implicit guarantees

provided by

the
U.S. federal government, the Corporation believes the credit risk in securities issued by the GSEs is low.

For the year ended December
31,

2021,

the

Corporation

determined

the

credit

losses

for

private

label

MBS

based

on

a

risk-adjusted

discounted

cash

flow
methodology

that

considers

qualitative

and

quantitative

factors

specific

to

the

instruments,

including

PDs

and

LGDs

that

consider,
among

other

things,

historical

payment

performance,

loan-to-value

attributes,

and

relevant

current

and

forward-looking
macroeconomic

variables,

such

as

regional

unemployment

rates

and

the

housing

price

index

obtained

from

the

economic

scenarios
described in the ACL discussion above.

The

Corporation

recognized

a

provision

benefit

on

available-for-sale

debt

securities,

of

$0.1 million

during

the

year

ended
December 31, 2021, compared to $1.6 million provision expense for the year ended December 31, 2020.

Acquired Loans
Loans

acquired

through

a

purchase

or

a

business

combination

are

recorded

at

their

fair

value

as

of

the

acquisition

date.

The
acquisition method

of accounting

allows for

a measurement

period to

make adjustments

to an

acquisition for

up to

one year

after the
acquisition date

for new

information that

existed at

the acquisition

date but

may not

have been

known or

available at

that time.

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

non-
PCD loans,

the

Corporation

measures

and

records

an

ACL based

on

the Corporation’s

methodology

for

determining

the

ACL.

The
ACL for non-PCD loans is recorded through a charge

to the provision for credit losses in the period in which

the loans were purchased
or acquired.
Acquired loans that

are classified as

PCD are recognized

at fair value.

The ACL estimated

for PCD loans

as of the acquisition

date
is recorded

as a gross

-up of

the loan balance

and the ACL.

Any remaining

discount or

premium after

the gross-up

is then recognized
as an

adjustment to

yield over

the remaining

life of

the loan.

After the

acquisition date,

the accounting

for acquired

loans and

leases,
including

PCD

and

non-PCD

loans,

follows

the

same

accounting

guidance

as

loans

and

leases

originated

by

the

Corporation.
Characteristics

relevant

to

the

classification

of

PCD

loans

include:

delinquency,

payment

history

since

origination,

credit

scores
migration, and/or

other factors

the Corporation

may become

aware of

through its

initial analysis

of acquired

loans that

may indicate
there

has

been

more

than

insignificant

deterioration

in

credit

quality

since

a

loan’s

origination.

In

connection

with

the

BSPR
acquisition

on

September

1,

2020,

the

Corporation

acquired

PCD

loans

and

non-PCD

loans

with

an

aggregate

fair

value

of
approximately $752.8 million and

$1.8 billion, respectively.

The fair value of the

loans acquired from BSPR was estimated

based on a
discounted

cash flow

method under

which the

present value

of the

contractual

cash flows

was calculated

based on

certain valuation
assumptions

such

as

default

rates,

loss

severity,

and

prepayment

rates,

consistent

with

the

Corporation’s

CECL

methodology,

and
discounted using a market

rate of return that accounts

for both the time value

of money and investment

risk factors.

The discount rate
utilized to analyze

fair value considered

the cost of funds

rate, capital charge,

servicing costs, and liquidity

premium, mostly based

on
industry

standards. For

further information,

refer to

Note 2

– Business

Combination

to the

audited consolidated

financial statements
included in Item 8 of this Annual Report on Form 10-K for additional information.
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
of

loans

accounted

for

under

ASC

Subtopic

310-30

as “units

of

accounts,”

conceptually

treating

each

pool

as

a

single

asset.

As

of
December

31,

2021,

such

PCD

loans

consisted

of

$115.1

million

of

residential

mortgage

loans

and

$2.4

million

of

commercial
mortgage loans acquired by

the Corporation as part

of previously completed asset

acquisitions. As the Corporation

elected to maintain
pools of units

of account for

loans previously accounted

for under ASC

Subtopic 310-30,

the Corporation

is not able

to remove loans
from the pools until they are paid off, written

off, or sold (consistent with the Corporation’s

practice prior to adoption of CECL), but is
required

to follow

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

and emergi

ng legislation.

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

2021 and
2020. However,

there is

no guarantee

that the

tax benefits

associated with

the deferred

tax assets

will be

fully realized.

The positive
evidence

considered by

management in

arriving at

its conclusion

included factors

such as:

FirstBank’s

four-year

cumulative income
position;

sustained

periods

of

profitability;

management’s

proven

ability

to

forecast

future

income

accurately

and

execute

tax
strategies; forecasts

of future

profitability

under several

potential scenarios

that support

the partial

utilization of

NOLs prior

to their
expiration

from

2022

through

2024;

and

the

utilization

of

NOLs

over

the

past

four-years.

The

negative

evidence

considered

by
management

included:

uncertainties

about

the

state

of

the

Puerto

Rico

economy,

including

considerations

relating

to

the

effect

of
hurricane and pandemic

recovery funds together

with Puerto Rico government

debt restructuring and

the ultimate sustainability

of the
latest fiscal plan certified by the PROMESA oversight board.
Refer to Note

28 - Income

Taxes,

to the audited

consolidated financial

statements included

in Item 8

of this Form

10-K for further
information related to Income Taxes.
OTHER ESTIMATES
In addition

to the

critical accounting

estimates we

make in connection

with the

ACL, fair

value measurements,

and the accounting
for income taxes,

goodwill and identifiable

intangible assets, pension

and postretirement benefit

obligations, and provisions

for losses
that

may

arise

from

litigation

and

regulatory

proceedings

(including

governmental

investigations)

are

also

based

on

estimates

and
assumptions.
Goodwill is assessed

for impairment

annually in the

fourth quarter or

more frequently

if events occur

or circumstances change

that
indicate an

impairment may

exist. When

assessing goodwill

for impairment,

first, a

qualitative assessment

can be

made to

determine
whether it is more

likely than not that

the estimated fair value

of a reporting unit

is less than its estimated

carrying value. If the results
of the

qualitative assessment

are not

conclusive, a

quantitative goodwill

test is

performed. Alternatively,

a quantitative

goodwill test
can

be

performed

without

performing

a

qualitative

assessment.

Identifiable

intangible

assets

are

tested

for

impairment

whenever
events or

changes in

circumstances suggest

that an

asset’s

or asset

group’s

carrying value

may not

be fully

recoverable. Judgment

is
required

to

evaluate

whether

indications

of

potential

impairment

have

occurred,

and

to

test

intangible

assets

for

impairment,

if
required. The

amortization of identified

intangible assets recognized

in a business

combination is based

upon the

estimated economic
benefits

to

be

received

over

their

economic

life,

which

is

also

subjective.

Customer

attrition

rates

that

are

based

on

historical
experience

are

used

to

determine

the

estimated

economic

life

of

certain

intangibles

assets,

including

but

not

limited

to,

customers
deposit intangible.
See Note 1 –

Nature of Business

and Summary

of Significant Accounting

Policies, Note 2

– Business Combination

,

and Note 14

–
Goodwill and Other Intangibles, to the audited consolidated

financial statements included in Item 8 of this Annual

Report on Form 10-
K for further information

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

25

–

Employee

Benefit

Plans,

to

the
audited consolidated financial

statements included in

Item 8 of this

Annual Report on

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

31, 2021

was $729.9

million,
compared to $600.3

million for 2020.

On a tax-equivalent basis

and excluding the

changes in the fair

value of derivative instruments,
net

interest

income

for

the

year

ended

December

31,

2021

was

$753.7

million

compared

to

$621.4

million

for

the

year

ended
December 31, 2020.
The

following

tables

include a

detailed

analysis

of net

interest income

for

the indicated

periods.

Part I

presents

average volumes
(based

on

the

average

daily

balance)

and

rates

on

an

adjusted

tax-equivalent

basis

and

Part

II

presents,

also

on

an

adjusted

tax-
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
Net

interest

income

on

an

adjusted

tax-equivalent

basis and

excluding

the

change

in the

fair

value

of

derivative

instruments

is a
non-GAAP

financial

measure.

For

the

definition

of

this

non-GAAP

financial

measure,

refer

to

the

discussion

in

"Basis

of
Presentation" below.

Part I
Average volume Interest income (1)

/ expense
Average rate (1)
Year Ended December

31,
2021 2020 2021 2020 2021 2020
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 2,012,617 $ 1,258,683 $ 2,662 $ 3,388 0.13% 0.27%
Government obligations
(2)
2,065,522 878,537 27,058 21,222 1.31% 2.42%
MBS 4,064,343 2,236,262 57,159 48,683 1.41% 2.18%
FHLB stock 28,208 32,160 1,394 1,959 4.94% 6.09%
Other investments 10,254 6,238 61 41 0.59% 0.66%
Total investments
(3)
8,180,944 4,411,880 88,334 75,293 1.08% 1.71%
Residential mortgage loans 3,277,087 3,119,400 177,747 166,019 5.42% 5.32%
Construction loans 181,470 168,967 12,766 9,094 7.03% 5.38%
Commercial and Industrial and Commercial Mortgage loans 5,228,150 4,387,419 261,333 214,830 5.00% 4.90%
Finance leases 518,757 440,796 38,532 32,515 7.43% 7.38%
Consumer loans 2,207,685 1,952,120 239,725 216,263 10.86% 11.08%
Total loans
(4)(5)
11,413,149 10,068,702 730,103 638,721 6.40% 6.34%

Total interest-earning assets
$ 19,594,093 $ 14,480,582 $ 818,437 $ 714,014 4.18% 4.93%
Interest-bearing liabilities:
Interest-bearing checking accounts $ 3,667,523 $ 2,197,980 $ 5,776 $ 5,933 0.16% 0.27%
Savings accounts 4,494,757 3,190,743 6,586 11,116 0.15% 0.35%
Retail certificates of deposit ("CDs") 2,636,303 2,741,388 26,138 43,350 0.99% 1.58%
Brokered CDs 141,959 357,965 2,982 7,989 2.10% 2.23%
Interest-bearing deposits 10,940,542 8,488,076 41,482 68,388 0.38% 0.81%
Loans payable - 8,415 - 21 - % 0.25%
Other borrowed funds 484,244 475,492 15,098 13,000 3.12% 2.73%
FHLB advances 354,055 505,478 8,199 11,251 2.32% 2.23%
Total interest-bearing liabilities $ 11,778,841 $ 9,477,461 $ 64,779 $ 92,660 0.55% 0.98%
Net interest income on a tax-equivalent
basis and excluding valuations $ 753,658 $ 621,354
Interest rate spread 3.63% 3.95%
Net interest margin 3.85% 4.29%
(1)
On an adjusted

tax-equivalent basis. The

Corporation estimated the adjusted

tax-equivalent yield by

dividing the interest

rate spread on

exempt assets by

1 less
the Puerto

Rico statutory

tax rate

of 37.5%

and adding

to it

the cost

of interest

-bearing liabilities.

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

includes $10.5

million and

$7.3 million

for the

years ended

December 31,

2021 and

2020, respectively,

of income

from prepayment
penalties and late fees related to the Corporation’s

loan portfolio.

Part II
2021 Compared to 2020
Increase (decrease)
Due to:
Volume Rate Total
(In thousands)
Interest income on interest-earning assets:
Money market and other short-term investments $ 1,513 $ (2,239) $ (726)
Government obligations 22,111 (16,275) 5,836
MBS 32,753 (24,277) 8,476
FHLB stock (223) (342) (565)
Other investments 25 (5) 20
Total investments 56,179 (43,138) 13,041
Residential mortgage loans 8,509 3,219 11,728
Construction loans 713 2,959 3,672
Commercial and Industrial and Commercial Mortgage loans 41,940 4,563 46,503
Finance leases 5,789 228 6,017
Consumer loans 28,032 (4,570) 23,462
Total loans 84,983 6,399 91,382
Total interest income $ 141,162 $ (36,739) $ 104,423
Interest expense on interest-bearing liabilities:
Brokered CDs $ (4,563) $ (444) $ (5,007)
Non-brokered interest-bearing deposits 14,669 (36,568) (21,899)
Loans Payable (21) - (21)
Other borrowed funds 243 1,855 2,098
FHLB advances (3,438) 386 (3,052)
Total interest expense 6,890 (34,771) (27,881)
Change in net interest income $ 134,272 $ (1,968) $ 132,304
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
Year Ended December 31,
2021 2020
(Dollars in thousands)
Interest income - GAAP $ 794,708 $ 692,982
Unrealized gain on derivative instruments (24) (27)
Interest income excluding valuations 794,684 692,955
Tax-equivalent adjustment 23,753 21,059
Interest income on a tax-equivalent basis

and excluding valuations
818,437 714,014
Interest expense - GAAP 64,779 92,660
Net interest income - GAAP $ 729,929 $ 600,322
Net interest income excluding valuations $ 729,905 $ 600,295
Net interest income on a tax-equivalent basis

and excluding valuations
$ 753,658 $ 621,354
Average Balances

Loans and leases $ 11,413,149 $ 10,068,702
Total securities, other short-term investments and interest-bearing cash balances
8,180,944 4,411,880
Average Interest-Earning Assets $ 19,594,093 $ 14,480,582
Average Interest-Bearing Liabilities $ 11,778,841 $ 9,477,461
Average Yield/Rate
Average yield on interest-earning assets - GAAP 4.06% 4.79%
Average rate on interest-bearing liabilities - GAAP 0.55% 0.98%
Net interest spread - GAAP 3.51% 3.81%
Net interest margin - GAAP 3.73% 4.15%
Average yield on interest-earning assets excluding valuations 4.06% 4.79%
Average rate on interest-bearing liabilities 0.55% 0.98%
Net interest spread excluding valuations 3.51% 3.81%
Net interest margin excluding valuations 3.73% 4.15%
Average yield on interest-earning assets on a tax-equivalent basis and excluding valuations
4.18% 4.93%
Average rate on interest-bearing liabilities 0.55% 0.98%
Net interest spread on a tax-equivalent basis

and excluding valuations
3.63% 3.95%
Net interest margin on a tax-equivalent basis and excluding

valuations
3.85% 4.29%

Interest

income

on

interest-earning

assets

primarily

represents

interest

earned

on

loans

held

for

investment

and

investment
securities.
Interest

expense

on

interest-bearing

liabilities

primarily

represents

interest

paid

on

brokered

CDs,

retail

deposits,

repurchase
agreements, advances from the FHLB, and junior subordinated debentures.
Unrealized

gains or

losses on

derivatives

represent

changes in

the

fair value

of derivatives,

primarily

interest

rate

caps used

for
protection against rising interest rates.
Net

interest

income

amounted

to

$729.9

million

for

the

year

ended

December

31,

2021,

an

increase

of

$129.6

million,

when
compared to $600.3

million for the

year ended December

31, 2020.

The $129.6 million

increase in net

interest income was

primarily
due to:
●
A $47.4 million

increase

in interest

income on

commercial

and construction

loans, mainly

due to an $853.2

million

increase

in the
average balance

of this portfolio

that reflects

the effect of both

loans acquired

in conjunction

with the BSPR acquisition

and SBA
PPP loans originated

through 2020

and 2021. Total discount

accretion

related to

fair value

marks on commercial

and construction
loans acquired

in the BSPR

acquisition

amounted

to $9.2 million

in 2021,

compared

to $5.5 million

in 2020. Additionally,

interest
income

for

2021

includes

$20.9

million

earned

on

SBA

PPP

loans,

including $13.2

million

of

accelerated PPP

loan

fees
recognized upon

receipt of forgiveness

payments in 2021, compared

to $7.5 million interest

income on SBA PPP loans recorded
in 2020. This variance also reflects

the benefit of interest income

of $2.9 million realized from deferred

interest recognized

on a
construction

loan paid-off

in 2021.
These variances

were partially

offset by lower

interest rates.

As of December

31, 2021, the interest

rate on approximately

39% of
the Corporation’s commercial

and construction loans, excluding

SBA PPP loans, was based upon LIBOR indices and 16% was
based upon the Prime rate index.

For the year ended December 31, 2021, the average

one-month LIBOR rate declined

42 basis
points,

the

average three-month

LIBOR

rate

declined 49

basis

points,

and

the

average Prime

rate

declined 29

basis

points
compared

to the

average

rate of

such indices

in 2020.
●
A $29.5 million increase

in interest income

on consumer loans

and finance leases,

mainly due to a $333.5 million

increase in the
average balance

of this portfolio,

largely related to

auto loans and finance

leases. The increase

in the average balance

reflects the
effect of

both consumer

loans acquired

in connection

with the

BSPR acquisition

and organic

growth.

● A $27.9 million decrease in total interest expense, primarily due to: (i) a $21.9 million decrease in interest expense on interest-
bearing checking, savings and non-brokered time deposits, primarily related to the effect

of lower rates paid

in response to the
current level of the Federal Fund target

rate that more than offset the effect

of the $2.7 billion increase in average

balance; (ii) a
$5.0 million

decrease

in interest

expense on

brokered

CDs, primarily

related to

the $216.0

million decrease

in the average

balance
in

related deposits; (iii)

a

$3.1 million

decrease in

interest expense on

FHLB advances, primarily related

to

a

$151.4 million
decrease

in

the

average

balance

of

FHLB

advances;

and

(iv)

a

$1.2

million

decrease

in

interest

expense

related

to

the
downward

repricing of

floating-rate junior

subordinated debentures

tied to

the three-month

LIBOR index.

These variances
were partially

offset by

a $3.3 million

increase in interest

expense on

repurchase agreements

primarily related

to the upward
repricing

of

$200

million

repurchase

agreements

(flipper

repos)

for

which

its

interest

rate

changed

early

in

2021

from
variable rates tied to 3-month LIBOR to a fixed rate of 3.90%.

●
A

$
11.3

million increase in

interest income on

residential mortgage loans,

primarily related to

a

$157.7 million

increase the
average

balance of

this portfolio,

primarily

related

to loans

acquired

in the BSPR

acquisition.
●
An $14.3 million increase in interest income on

investment securities,

driven by a

$3.0 billion increase in the average balance,
primarily U.S. agencies

MBS and

debt securities,

partially offset

by higher

premium amortization

expense related

to higher
prepayment rates of U.S. agencies MBS and lower reinvestment yields.

Partially offset by:

●
A $0.7 million decrease

in interest income

from interest-bearing

cash balances,

which consisted

primarily of deposits

maintained
at

the

New

York

Fed.

Balances at

the

New

York

Fed

earned 0.13%

during 2021,

compared to

0.44%

in

2020,

a

decrease
attributable to declines

in the Federal Funds target rate in the latter part of the first quarter of 2020. The adverse effect of lower rates was

partially

offset by a $753.9

million increase

in the average

balance of

interest-bearing

cash balances,

primarily

related to
the strong

growth in

deposits.
The net

interest margin

decreased by

42 basis

points to

3.73% for

2021, compared

to 4.15%

for 2020.

The decrease

for the

2021
periods was

primarily attributable

to a

higher proportion

of lower-yielding

assets, such

as interest-bearing

cash deposited

at the

New

York

Fed and investment securities from

continued strong deposit growth,

to total interest-earning assets. The

total average balance of
interest-bearing

cash

balances

and

investment

securities

increased

by $3.8

billion

to

42%

of

total

average

interest-earning

assets,
compared to 30% for the same period of 2020.
Provision for Credit Losses
The provision for credit

losses consists of provisions for

credit losses on loans and

finance leases, unfunded loan

commitments, and
held-to-maturity and available-for-sale debt securities.

The principal changes in the provision for credit losses by main categories follow:
Provision for credit losses for

loans and finance leases
The provision for credit losses for loans and finance

leases decreased by $230.4 million to a net benefit of $61.7 million for the year
ended

December 31,

2021,

compared

to

an expense

of $168.7

million

for 2020.

The results

for

the year

ended December

31, 2020
included

a

$37.5

million

Day

1

provision

for

credit

losses

related

to

non-PCD

loans

acquired

in

conjunction

with

the

BSPR
acquisition. Meanwhile, the provision

for credit losses for year 2020 do not

include $28.7 million of reserves established

at acquisition
date for

PCD loans

acquired

in conjunction

with the

BSPR acquisition.

Unlike non-PCD

loans, the

initial ACL

for PCD

loans was
established through an adjustment

to the acquired loan balance

and not through a charge

to the provision for credit

losses in the period
in which the loans were acquired. The variances by major portfolio category are as follow:
●
Provision for credit losses for

the commercial and construction

loans portfolio was a net

benefit of $65.3 million

for the year
ended December 31,

2021, compared to

an expense of

$89.9 million for

the year ended

December 31, 2020.

The net benefit
recorded

in

2021,

reflects

continued

improvements

in

the

long-term

outlook

of

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

for the year

2020 included

a $13.8 million

Day 1

provision recorded

for
non-PCD commercial and construction loans acquired in conjunction with the BSPR acquisition.
●
Provision for credit

losses for the

consumer loan and

finance lease portfolio

was $20.6 million

for the year

ended December
31, 2021, compared

to $56.4 million for

the year ended December

31, 2020. The charges

to the provision

in 2021 reflect the
effect of increases

in cumulative historical

charge-off levels related

to the credit card

and personal loan portfolios,

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

a

$10.1

million

Day

1

provision

recorded

for

non-PCD

consumer

loans

acquired

in

conjunction

with

the

BSPR
acquisition.
●
Provision

for

credit losses

for

the residential

mortgage

loan portfolio

was a

net benefit

of $17.0

million

for the

year ended
December

31,

2021,

compared

to

an

expense

of

$22.4

million

for

the

year

ended

December

31,

2020.

The

net

benefit
recorded

in 2021

reflects the

effect

of both

continued improvements

in the

long-term

outlook

of macroeconomic

variables,
such as regional unemployment rates

and Home Price Index, and the overall

portfolio decrease. The significant reserve builds
in the

prior year

were due

to the

deterioration of

the macroeconomic

outlook

as a

result of

the COVID-19

pandemic

and a
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

$3.6 million

for the year

ended December

31, 2021,

compared to

a charge

of $1.2

million recorded

for the

year 2020.

The
net

benefit

recorded

in

2021

periods

was

mainly

related

to

continued

improvements

in

forecasted

macroeconomic

variables.

The
provision

recorded

in

2020

primarily

consisted

of

a

$1.3

million

charge

recorded

in

connection

with

unfunded

loan

commitments
assumed in the BSPR acquisition.

Provision for credit losses for

held-to-maturity and available-for-sale debt

securities
As of

December 31,

2021, the

held-to-maturity

debt securities

portfolio

consisted of

Puerto Rico

municipal bonds.

The provision
for credit losses for

held-to-maturity securities was

a net benefit of

$0.2 million for the

year ended December 31,

2021, compared to a
benefit of

$0.6 million

for year

ended December

31, 2020.

The net

benefit recorded

in 2021

was mainly

related to

improvements in
forecasted macroeconomic variables

and the repayment of

certain bonds, partially

offset by changes

in some issuers’ financial

metrics
based

on

their most

recent

financial

statements.

The

net

benefit

recorded

in 2020

was primarily

related

to the

repayment

of

certain
bonds.

In

the

third

quarter

of

2020,

the

Corporation

recorded

a

$1.3

million

initial

reserve

for

PCD

debt

securities

acquired

in
conjunction

with

the

BSPR acquisition.

Similar

to

PCD loans,

such

initial

reserve

for PCD

debt

securities

acquired

in

conjunction
with

the

BSPR

acquisition

was

not

established

through

a

charge

to

the

provision

for

credit

losses,

but

rather

through

an

initial
adjustment

to

the

debt

securities’

amortized

cost

basis.

Meanwhile,

the

ACL

for

available-for-sale

securities

of

$1.1

million

as

of
December 31, 2021 remained

relatively unchanged since the

beginning of the year.

The Corporation recorded charges

to the provision
for

credit

losses

for

available-for-sale

securities

of

$1.6

million

during

2020.

These

charges

were

in

connection

with

private

label
MBS and a residential mortgage

pass-through MBS issued by

the PRHFA

and resulted from a

decline in the present value

of expected
cash

flows

based

upon

the

performance

of

the

underlying

mortgages

and

the

effect

of

a

deterioration

in

forecasted

economic
conditions due to the COVID-19 pandemic.

Non-Interest Income

The following table presents the composition of non-interest income for the indicated periods:
Year ended

December 31,
2021 2020
(In thousands)
Service charges on deposit accounts $ 35,284 $ 24,612
Mortgage banking activities 24,998 22,124
Insurance income 11,945 9,364
Other operating income 48,937 41,834
Non-interest income before net gain on investment securities and gain on early extinguishment of debt 121,164 97,934
Net gain on sale of investment securities - 13,198
Gain on early extinguishment of debt - 94
Total $ 121,164 $ 111,226
Non-interest

income

primarily

consists

of

income

from

service

charges

on

deposit

accounts,

commissions

derived

from

various
banking and insurance activities, gains and losses on

mortgage banking activities, interchange and other

fees related to debit and credit
cards, and net gains and losses on investment securities.

Service charges

on deposit

accounts include

monthly fees,

overdraft fees,

and other

fees on

deposit accounts,

as well

as corporate
cash management fees.
Income

from

mortgage

banking

activities

includes

gains

on

sales

and

securitizations

of

loans,

revenues

earned

for

administering
residential

mortgage

loans

originated

by

the

Corporation

and

subsequently

sold

with

servicing

retained,

and

unrealized

gains

and
losses

on

forward

contracts

used

to

hedge

the

Corporation’s

securitization

pipeline.

In

addition,

lower-of-cost-or-market

valuation
adjustments to

the Corporation’s

residential mortgage

loans held-for-sale

portfolio and

servicing rights

portfolio, if

any,

are recorded
as part of mortgage banking activities.
Insurance

income consists

mainly of

insurance

commissions

earned by

the Corporation’s

subsidiary, FirstBank

Insurance

Agency, Inc.
The other operating

income category

is composed of miscellaneous

fees such as debit, credit

card and POS interchange

fees, as well as
contractual

shared

revenues

from merchant

contracts.

The

net gain

(loss)

on investment

securities

reflects

gains or

losses as

a

result

of sales

that

are

consistent with

the

Corporation’s
investment policies.
The gain

on early

extinguishment

of debt

is related

to the

repurchase in

2020 of

$0.4 million

in TRuPs

of FBP

Statutory

Trust

I.

The

Corporation

repurchased

TRuPs

resulted

in

a

commensurate

reduction

in

the

related

amount

of

the

floating

rate

junior
subordinated debentures

(“Subordinated Debt”).

The Corporation’s

purchase price equated

to 75% of

the $0.4 million

par value.

The
25%

discount

resulted

in

a

gain

of

$0.1

million

which

is

reflected

in

the

consolidated

statements

of

income

as

a

Gain

on

early
extinguishment of debt. As of December 31, 2021, the

Corporation still had Subordinated Debt outstanding in

the aggregate amount of
$183.8 million.

Non-interest income amounted

to $121.2 million

for the year ended

December 31, 2021, compared

to $111

.2 million for 2020.

The
$10.0 million increase in non-interest income was primarily due to:
●
A

$10.7

million

increase

in

service

charges

on

deposits

accounts, driven

by

the

income

generated

by

the

acquired

BSPR
operations,

primarily

reflecting

an

increase

in

the

number

of

cash

management

transactions

of

commercial

clients,

and

an
increase in the monthly service fee charged on certain checking and savings products.

●
A $2.9 million increase in

revenues from mortgage banking activities,

driven by a $2.9 million incre

ase in service fee income
and a $1.8 million

increase in realized gain

on sales of residential

mortgage loans in

the secondary market, partially

offset by
a $1.1 million decrease related to the net change in mark-to-market gains and losses from both interest rate lock commitments
and

To-Be-Announced

(“TBA”)

MBS

forward

contracts

and

a

$0.9

million

increase

in

net

amortization

and

impairment
charges related to

mortgage servicing rights. Total

loans sold in the secondary

market to U.S. GSEs during

2021 amounted to
$519.6 million,

with a

related net

gain of

$20.0 million

(net of

realized losses

of $0.9

million on

TBA hedges,

compared to
total loans

sold in

the secondary

market in

2020 of

$476.4 million,

with a

related net

gain of

$18.1 million

(net of

realized
losses of $2.0 million on TBA hedges).
●
A

$7.1

million

increase

in

Other

operating

income

in

the

table

above,

primarily

reflecting:

(i)

a

$10.9

million

increase

in
transactional fee

income from credit

and debit

cards, ATMs,

POS, and

merchant-related activity

reflecting both

the effect

of
the BSPR

acquisition

as well

as increased

transaction volumes

due to

the impact

of the

COVID-19

pandemic on

economic
activity

in

2020;

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
●
A $2.6

million increase in insurance

income, driven by higher property

insurance commissions, impacted by

a higher volume
of residential

mortgage loan

originations during

2021, when

compared to

2020, and

higher sells

of annuities

and accidental
death policies.
The above-described

increases were

partially offset

by the

effect in

2020 of

a $13.2

million gain

on sales

of investment

securities
consisting

of: (i)

a $13.0

million gain

on sales

of approximately

$392.2

million on

available-for-sale

U.S. agencies

MBS; and

(ii) a
$0.2 million gain on sales of approximately $803.3 million of available

-for-sale U.S. Treasury notes acquired

in the BSPR acquisition.

Non-Interest Expenses
The following table presents the components of non-interest expenses for the indicated periods:
Year

ended December 31,
2021 2020
(In thousands)
Employees' compensation and benefits $ 200,457 $ 177,073
Occupancy and equipment 93,253 74,633
FDIC deposit insurance premium 6,544 6,488
Taxes, other than

income taxes
22,151 17,762
Professional fees:
Collections, appraisals and other credit-related fees 4,715 5,563
Outsourced technology services 41,106 33,974
Other professional fees 14,135 13,096
Credit and debit card processing expenses 22,169 19,144
Business promotion 15,359 12,145
Communications 9,387 8,437
Net (gain) loss on OREO and OREO operations expenses (2,160) 3,598
Merger and restructuring costs 26,435 26,509
Other

35,423 25,818
Total $ 488,974 $ 424,240
Non-interest expenses

for the

year ended

December 31,

2021 were

$489.0 million,

compared to

$424.2 million

for the

year ended
December 31, 2020.

Included in non-interest expenses are the following Special Items:
●
Merger and

restructuring costs

associated with

the acquisition

of BSPR of

$26.4 million

in 2021,

compared to

$26.5 million
for 2020. These

costs in 2021 primarily

included charges related

to voluntary and

involuntary employee separation

programs
implemented

in

the

Puerto

Rico

region,

as

well

as

consulting

fees,

expenses

related

to

system

conversions,

and

other
integration related efforts, such

as service contracts cancellation penalties, accelerated

depreciation charges related to

planned
closures,

and consolidation of branches in accordance with the Corporation’s integration and restructuring plan.

●
COVID-19 pandemic-related expenses of $3.0 million in 2021

,

compared

to

$5.4

million

in

2020.

In

2021

these

costs
primarily

consisted

of:

(i)

expenses

of

$2.6

million

associated

with

cleaning

and

security

protocols,

included

as

part

of
Occupancy and

equipment costs

in the

table above;

(ii) $0.3

million in

sales and

use taxes,

included as

part of

Taxes,

other
than income taxes in the table above;

and (iii) expenses of $0.1 million in

connection with employee-related expenses such

as
expenses for

the administration

and referrals

of COVID-19

tests, recorded

as part

of Employees’

compensation and

benefits
in the table

above.

For the year ended

December 31, 2020, these

costs primarily

consisted of: (i)

expenses of $1.8

million in
connection with bonuses

paid to branch personnel

and other essential employees

for working during the

pandemic, as well as
employee-related expenses

such as

expenses for

the administration

of COVID-19

tests, and

purchases of

personal protective
materials,

recorded

as

part

of

Employees’

compensation

and

benefits

in

the

table

above

;

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

●
Benefit from

hurricane-related expenses

insurance recoveries

recorded as

contra-expense in

2020 amounting

to $1.2 million,
primarily related to repairs and

maintenance expenses, included as

a contra expense of Occupancy

and equipment costs in the
table above.
On

a

non-GAAP

basis,

adjusted

non-interest

expenses,

excluding

the

effect

of

the

Special

Items

mentioned

above,

amounted

to
$459.6 million for 2021, compared

to $393.5 million for 2020.

The $66.1 million increase in adjusted

non-interest expenses primarily
reflects the effect of operations,

personnel, and branches acquired from

BSPR. Some of the most significant variances

in adjusted non-
interest expenses follows:
●
A

$25.1

million

increase

in

adjusted

employees’

compensation

and

benefit

expenses,

primarily

driven

by

incremental
expenses related to personnel retained from the acquisition of BSPR.

●
A

$17.9

million

increase

in

adjusted

occupancy

and

equipment

expenses,

primarily related

to

incremental

expenses
associated with

the BSPR

acquired

operations including,

among others,

depreciation, software

maintenance, electricity,

and
rental expenses.

●
A $7.2 million

increase in

adjusted professional

service fees,

including an

increase of

approximately $7.0

million related

to
temporary technology

processing costs of

the acquired BSPR

operations up

to the completion

of system conversions

early in
the third quarter

of 2021, and

a $0.7 million

increase in consulting

and legal fees.

These variances were,

partially offset

by a
$0.5 million decrease in attorneys’ collection fees, appraisals, and other credit-related fees.
● A $
9.6

million

increase

in adjusted

Other

non-interest

expense,

in

the table

above, including

a

$5.5

million increase

in

the
amortization

of

intangible

assets, primarily

associated

with

the

intangibles

assets

recognized

in

connection

with

the

BSPR
acquisition,

and

a

$2.8

million

increase

in

insurance

and

supervisory

expenses,

primarily

associated

with

higher

costs

on
insurance policies.
●
A

$4.4

million

increase

in

adjusted

taxes,

other

than

income

taxes

expenses,

primarily

related

to

incremental

municipal
license taxes and property taxes of the acquired operations.

●
A $3.6

million increase

in adjusted

business promotion

expenses, primarily

related to

a $2.4

million increase

in advertising,
marketing, and public relations activities, and a $1.1 million increase in the cost of the credit card rewards program.
●
A

$3.0

million

increase

in

credit

and

debit

card

processing

expenses, primarily

related

to

incremental

expenses

of

the
acquired

operations

and higher

transaction volumes

due to

the effect

of the

COVID-19 pandemic

on economic

activity last
year.
●
A

$1.0

million

increase

in

communication

expenses, primarily

related

to

incremental

expenses

on

telephone,

data,

and
postage related to the acquired operations.
The above-described increases were

partially offset by a $5.8

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

total net taxable income.
The CARES

Act of

2020 includes

several provisions

to stimulate

the U.S.

economy in

the midst

of the

COVID-19 pandemic.

The
CARES Act

of 2020

includes tax

provisions that

temporarily modified

the taxable

income limitations

for NOL

usage to

offset future
taxable income, NOL

carryback provisions and other

related income and

non-income based tax

laws. Due to the

fact that the COVID-
19

pandemic

is still

ongoing,

the

federal

government

extended

some

of

the

benefits

and

continued

the

economic

stimulus

from

the
CARES Act of 2020. The Corporation

has evaluated such provisions and determined

that the impact of the CARES Act on

the income
tax provision and deferred tax assets as of December 31, 2021 was not significant.
For

the

year

ended

December

31,

2021,

the

Corporation

recorded

an

income

tax

expense

of

$146.8

million

compared

to

$14.1
million

for

2020.

The variances

were

primarily

related

to higher

pre-tax

income driven

by credit

losses reserve

releases in

the

year
ended

December

31,

2021,

compared

to

significant

charges

to

the

provision

recorded

during

2020,

and

a

higher

level

of

taxable
income. The

Corporation’s

effective tax

rate for

2021, excluding

entities from

which a

tax benefit

cannot be

recognized and

discrete
items,

increased

to

33.9%,

compared

to

17%

for

2020.

The

income

tax

expense

reported

in

2020

was

net

of

the

effect

of

an

$8.0
million partial

reversal of the

Corporation’s

deferred tax

asset valuation

allowance recorded after

consideration of

significant positive
evidence on the utilization of NOLs due to the acquisition of BSPR.
Total

deferred

tax

assets

of

FirstBank,

the

banking

subsidiary,

amounted

to

$208.4

million

as

of

December

31,

2021,

net

of

a
valuation

allowance

of

$69.7 million,

compared

to

total deferred

tax asset

of

$329.1

million,

net

of

a

valuation

allowance

of

$59.9
million, as

of December

31, 2020.

The decrease

in deferred

tax assets

was mainly

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
After completion

of the deferred

tax asset

valuation allowance

analysis for

the fourth

quarter of

2021 management

concluded that,
as of

December 31,

2021, it

is more

likely than

not that

FirstBank, will

generate sufficient

taxable income

to realize

$66.3 million

of
its deferred tax assets related to NOLs within the applicable carry-forward periods.
The

positive evidence

considered

by management

in arriving

at its

conclusion

includes factors

such as:

(i) FirstBank’s

three-year
cumulative

income

position;

(ii)

sustained

periods

of

profitability;

(iii)

management’s

proven

ability

to

forecast

future

income
accurately

and

execute

tax

strategies;

(iv)

forecasts

of

future

profitability

under

several

potential

scenarios

that

support

the

partial
utilization of

NOLs prior

to their

expiration from

2022 through

2024; (v)

and the

utilization of

NOLs over

the past

three-years.

The
negative

evidence

considered

by

management

includes

uncertainties

around

the

state

of

the

Puerto

Rico

economy,

including
considerations on

the impact of

the pandemic recovery

funds together with

the ultimate sustainability

of the latest

fiscal plan certified
by the PROMESA oversight board.

Management’s

estimate

of

future

taxable

income

is

based

on

internal

projections

that

consider

historical

performance,

multiple
internal scenarios and

assumptions, as well as

external data that

management believes is

reasonable. If events

are identified that affect
the Corporation’s

ability to utilize

its deferred tax

assets, the analysis

will be updated

to determine if

any adjustments to

the valuation
allowance

are

required.

If

actual

results

differ

significantly

from

the

current

estimates

of

future

taxable

income,

even

if

caused

by
adverse

macro-economic

conditions,

the

remaining

valuation

allowance

may

need

to

be

increased.

Such

an

increase

could

have

a
material

adverse

effect

on

the

Corporation’s

financial

condition

and

results

of

operations.

Conversely,

a

higher

than

projected
proportion

of

taxable

income to

exempt

income

could

lead to

a

higher

usage

of

available NOLs

and

a

lower

amount of

disallowed
NOLs from projected

levels of tax-exempt income,

per the 2011

PR code, which in

turn could result in

further releases to the

deferred
tax valuation

allowance; any

such decreases

could have

a material positive

effect on

the Corporation’s

financial condition

and results
of operations.
As of December

31, 2021, approxima

tely $177.9 million

of the deferred

tax assets of

the Corporation

are attributable to

temporary
differences or tax credit

carryforwards that have no expiration date,

compared to $210.7 million in the

year ended December 31, 2020.
The

valuation

allowance

attributable

to

FirstBank’s

deferred

tax

assets

of

$69.7

million

as

of

December

31,

2021

is

related

to

the
estimated

NOL

disallowance

attributable

to

projected

levels

of

tax-exempt

income,

NOLs

attributable

to

the

Virgin

Islands
jurisdiction,

and

capital

losses. The

remaining

balance

of $37.6

million

of

the

Corporation’s

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

For

2021,

2020

and

2019,

the

Corporation

incurred

an

income

tax

expense

of

approximately

$6.8
million, $4.9 million,

and $4.5 million,

respectively,

related to its U.S.

operations.

The limitation did not

impact the USVI operations
in 2021, 2020, and 2019.

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

2021,

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
Annual Report on Form 10-K.
The accounting policies of the segments are the same

as those described in Note 1 - Nature of

Business and Summary of Significant
Accounting

Policies,

to

the

audited

consolidated

financial

statements

included

in

Item

8

of

this Annual

Report

on

Form

10-K.

The
Corporation

evaluates

the

performance

of

the

segments

based

on

net

interest

income,

the

provision

for

credit

losses,

non-interest
income, and direct non-interest expenses.

The segments are also evaluated based on

the average volume of their interest-earning

assets
less

the

ACL.

For

the

years

ended

December

31,

2021

and

2020,

other

operating

expenses

not

allocated

to

a

particular

segment
amounted

to $192.2

million and

$165.4 million,

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

and middle

-market clients

and

the public

sector.

FirstBank has

developed

expertise in

a wide

variety

of
industries.

The

Commercial

and

Corporate

Banking

segment

offers

commercial

loans,

including

commercial

real

estate

and
construction

loans, as

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

portfolios.
The highlights

of the

Commercial and

Corporate Banking

segment’s

financial results

for the

years ended

December 31,

2021

and
2020 include the following:
●
Segment

income

before

taxes

for

the

year

ended

December

31,

2021

increased

to

$239.3

million,

compared

to

$45.0
million for 2020, for the reasons discussed below.
●
Net

interest

income

for

the year

ended

December

31,

2021

was $191.9

million,

compared

to $135.6

million

for 2020.

The increase in net interest

income was primarily

attributable to the increase

in the average balance

of the loan portfolio,
driven by

the effect

of commercial

loans acquired

in conjunction

with the

BSPR acquisition,

and accelerated

PPP loans
fees recognized upon receipt of forgiveness payments from

the SBA in 2021.

●
For 2021, the provision for

credit losses was a net benefit

of $67.5 million net benefit,

compared to a net charge

of $74.6
million

for

2020.

The

net

benefit

recorded

in

2021

reflects

continued

improvements

in

the

long-term

outlook

of
forecasted macroeconomic

variables, primarily

in the commercial

real estate price

index, and

the overall

decrease in the
size

of

this

portfolio

in

the

Puerto

Rico

region.

The

charge

to

the

provision

in

2020

included

a

$13.8

million

charge
related to the

initial reserves required

for non-PCD commercial loans

acquired in conjunction

with the BSPR acquisition
and higher

reserve builds

reflecting the

effect of

the COVID-19

pandemic on

forecasted macroeconomic

variables used
in the Corporation’s CECL model.

●
Total

non-interest income

for the

year ended

December 31,

2021 amounted

to $16.0

million compared

to $12.6

million
for 2020.

The increase was mainly related to a $4.2 million increase in service charges on deposits, primarily due to cash
management

fee income

from corporate

customers, partially

offset

by the

effect

in 2020

of fee

income of

$0.5 million
recorded in

connection with

participation interests

sold on Main

Street loans

originated in

the Puerto

Rico region,

and a
benefit of approxim

ately $0.8 million

related to the

portion of the

business interruption

insurance recoveries allocated

to
this operating segment.

●
Direct non-interest

expenses for

the year

ended December

31, 2021

were $36.2

million, compared

to $28.6

million for
2020. The increase primarily

reflects the effect

of incremental expenses

related to the acquired

commercial operations of
BSPR, primarily employees’ compensation and professional service fees related to this operating segment.

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

(“IRAs”), and

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
The

highlights

of

the

Consumer

(Retail)

Banking

segment’s

financial

results

for

the

years

ended

December

31,

2021

and

2020
include the following:
●
Segment

income

before

taxes

for

the

year

ended

December

31,

2021

increased

to

$165.8

million,

compared

to

$86.4
million for 2020, for the reasons discussed below.
●
Net

interest

income

for

the year

ended

December

31,

2021

was $281.7

million,

compared

to $220.7

million

for 2020.

The

increase

was

mainly

due

to

an

increase

in

the

average

volume

of

consumer

loans

in

Puerto

Rico

that

reflects

the
effect of

both consumer

loans acquired

in conjunction

with the

BSPR acquisition

and organic

growth, as

well as

higher
income

from

funds

loaned

to

other

business

segments

due

to

the

growth

in

non-brokered

deposits,

mainly

demand
deposits, that, among other things, served as a funding source for lending activities of other operating segments.
●
The

provision

for

credit

losses

for

the

year

ended

December

31,

2021

decreased

by

$33.8

million

to

$20.3

million,
compared to

$54.1 million

for the year

ended

December 31,

2020. The

decrease reflects

the effect

of significant

reserve
builds in

2020 due

to the

deterioration of

the macroeconomic

outlook as

a result

of the

COVID-19 pandemic

primarily
reflected

in

auto

loans,

finance

leases,

and

credit

card

loans,

as

well

as

the

effect

in

2020

of

the

$10.1

million

Day 1
provision recorded for non-PCD consumer loans acquired in conjunction with the BSPR acquisition.

●
Non-interest income for the

year ended December 31, 2021

was $69.8 million, compared

to $51.0 million for 2020.

The
increase was

primarily

related to

a $6.4

million increase

in service

charges

on deposits

primarily

related to

the income
generated

by

the

acquired

BSPR

operations,

as

well

as

an

increase

in

the

monthly

service

fee

charged

on

certain
checking

and

savings

products.

In

addition,

transaction

fee

income

from

credit

and

debit

cards

and

merchant-related
activities

increased

by

$9.9

million,

and

insurance

commission

income

in

Puerto

Rico

increased

by

$2.4

million,
primarily

related

to an

increased customer

activity as

compared

to year

2020 that

was adversely

affected

by pandemic
stay-at-home orders

and related interruptions.

These variances were

partially offset

by the effect

in 2020 of

a benefit of
approximately

$2.4

million

related

to

the

portion

of

the

business

interruption

insurance

recoveries

allocated

to

this
operating segment.
●
Direct non-interest expenses for

the year ended December

31, 2021 were $165.4 million,

compared to $131.1 million

for
2020.

The

increase

was

primarily

due

to

incremental

expenses

related

to

the

acquired

operations

of

BSPR,

primarily
employees’

compensation,

occupancy

and

equipment,

temporary

technology

processing

costs,

credit

and

debit

cards
processing fees, municipal taxes and core deposit intangible amortization related to this operating segment.

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

“
VA
”),

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
The highlights

of the

Mortgage Banking

segment’s

financial results

for the

years ended

December 31,

2021 and

2020 include

the
following:
●
Segment

income

before

taxes

for

the

year

ended

December

31,

2021

increased

to

$115.8

million,

compared

to

$42.5
million for 2020, for the reasons discussed below.
●
Net interest income for

the year ended December

31, 2021 was $104.6

million, compared to

$76.0 million for 2020.

The
increase in

net interest

income was

mainly due

to both

the increase

in the

average balance

of residential

mortgage loans
in the Puerto

Rico region driven

by residential mortgage

loans acquired in

conjunction with the

BSPR acquisition, and

a
decrease in the

cost of funds borrowed

from other segments

resulting from overall

lower short-term market

interest rates
as compared to 2020 overall levels.

●
The provision

for credit losses

for 2021

was a net

benefit of $16.0

million, compared

to an expense

of $22.5 million

for
2020.

The

net

benefit

recorded

in

2021

reflects

the

effect

of

reserve

releases

associated

with

both

continued
improvements

in

the

long-term

outlook

of

macroeconomic

variables,

such

as

regional

unemployment

rates

and

Home
Price

Index,

and

the

overall

portfolio

decrease.

The

significant

reserve

builds

in

the

prior

year

were

due

to

the
deterioration of the

macroeconomic outlook

as a result

of the COVID-19

pandemic and a

$13.6 million Day

1 provision
recorded for non-PCD residential mortgage loans acquired in conjunction with the BSPR acquisition.

●
Non-interest income for the

year ended December 31, 2021

was $24.3 million, compared

to $22.1 million for 2020.

The
increase

was mainly

due

to a

$1.5

million

increase

in service

fee income

and

a $1.9

million increase

in realized

gains
from sales of

residential mortgage

loans.

These variances were

partially offset

by the effect

in 2020 of

a benefit of

$0.7
million related to the portion of the business interruption insurance recoveries allocated to this operating segment.

●
Direct non-interest

expenses for

the year

ended December

31, 2021

were $29.1

million, compared

to $33.1

million for
2020.

The decrease

was

mainly

related

to a

$5.4

million decrease

in losses

on

OREO operations,

primarily

related

to
higher

gains realized

on

the sale

of residential

OREO properties,

partially

offset

by the

effect

of incremental

expenses
related to the acquired operations of BSPR, primarily employees’ compensation related to this operating segment.
Treasury and

Investments
The

Treasury

and

Investments

segment

is

responsible

for

the

Corporation’s

treasury

and

investment

management

functions.

The
treasury function, which

includes funding and

liquidity management, lends

funds to the

Commercial and Corporate

Banking segment,
the Mortgage

Banking segment,

the Consumer

(Retail) Banking

segment,

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

The

highlights

of

the

Treasury

and

Investments

segment’s

financial

results

for

the

years

ended

December

31,

2021

and

2020
include the following:
●
Segment

income

before

taxes

for

the

year

ended

December

31,

2021

decreased

to

$55.6

million,

compared

to

$95.4
million for 2020, for the reasons discussed below.
●
Net interest

income for

the year ended

December 31,

2021 was $59.

3

million, compared

to net

interest income

of $87.9
million for 2020.

The decrease was mainly related

to lower income from funds

loaned to other business segments

due to
a higher proportion

of the lending

activities of other

operating segments being

funded by the

growth in demand

deposits
of the

Consumer

(Retail) Banking

operating

segment,

partially offset

by the

overall

increase in

the average

balance

of
U.S. agencies MBS and debt securities.

●
Non-interest income

for the

year ended

December 31,

2021 amounted

to $0.2

million, compared

to non-interest

income
of

$13.7

million

for

2020.

The

variance

primarily

reflects

the

effect

of

the

$13.2

million

gain

realized

on

sales

of
available-for-sale investment securities in 2020.

●
Direct non-interest expenses

for 2021 were $4.1

million, compared to $3.4

million for 2020.

The increase was primarily
reflected in employees’ compensation expense and professional service

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

banking products,

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

Loan products include the traditional
commercial and industrial (“C&I”) and commercial real estate products,

such as lines of credit, term loans, and construction loans.
The highlights of the

United States operations segment’s

financial results for the years

ended December 31, 2021 and

2020, include
the following:
●
Segment

income

before

taxes

for

the

year

ended

December

31,

2021

increased

to

$37.0

million,

compared

to

$12.3
million for 2020, for the reasons discussed below.
●
Net interest income

for the year

ended December 31,

2021 was $66.0

million, compared to

$54.0 million for

2020.

The
increase was mainly due

to a decrease in interest

expense associated with lower

average volumes of FHLB

advances and
brokered

CDs

allocated

to

this

operating

segment,

as

well

as

accelerated

PPP

loan

fees

recognized

upon

receipt

of
forgiveness

payments

from

SBA

in

2021.

These

variances

more

than

offset

the

effect

of

the

downward

repricing

of
variable-rate commercial and construction loans due to lower prevailing market interest rates during 2021.

●
For 2021, the

provision for

credit losses was

a net benefit

of $1.0 million,

compared to a

net charge

of $12.6 million

for
2020.

The

net

benefit

recorded

in

2021,

reflects

continued

improvements

in

the

long-term

outlook

of

forecasted
macroeconomic variables,

primarily in the

commercial real estate

price index,

and the overall

decrease in the

size of the
residential portfolio

in this

operating segment.

The significant

reserves builds

in the

prior year

reflects the

effect of

the
COVID-19 pandemic on forecasted macroeconomic variables used in the Corporation’s CECL model.
●
Total non

-interest income for the year

ended December 31, 2021

amounted to $4.0 million,

compared to $4.6 million

for
2020.

The decrease was primarily related to

the effect in 2020 of fee

income of $1.0 million recorded in connection

with
the

sale

of

the

95%

participation

interests

in

Main

Street

loans

originated

in

2020,

partially

offset

by

a

$0.3

million
increase in service fee income.
●
Direct non-interest

expenses for

the year

ended December

31, 2021

were $33.9

million, compared

to $33.8

million for
2020.

The

increase

was

mainly

due

to

a

decrease

in

deferred

loan

origination

costs,

including

the

effect

of

a

lower
volume of SBA

PPP loans originated

in 2021, partially

offset by a

decrease in professional

service fees and

in the FDIC
insurance premium expense allocated to this segment.

Virgin

Islands Operations
The Virgin

Islands Operations

segment consists

of all

banking activities

conducted by

FirstBank in

the USVI

and BVI,

including
consumer

and commercial

banking

services,

with

a total

of eight

banking

branches

currently

serving

the islands

in

the USVI

of St.
Thomas,

St.

Croix,

and

St.

John,

and

the

island

of

Tortola

in

the

BVI.

The

Virgin

Islands

Operations

segment

is

driven

by

its
consumer, commercial lending, and deposit

-taking activities.

Loans

to

consumers

include

auto

and

boat

loans,

lines

of

credit,

and

personal

and

residential

mortgage

loans.

Deposit

products
include

interest-bearing

and

non-interest-bearing

checking

and

savings

accounts,

IRAs,

and

retail

CDs.

Retail

deposits

gathered
through each branch serve as the funding sources for its own lending activities.
The

highlights

of

the

Virgin

Islands

operations’

financial

results

for

the

years

ended

December

31,

2021

and

2020

include

the
following:
●
Segment income before

taxes for the year

ended December 31, 2021

increased to $6.5 million,

compared to $0.2 million
for 2020, for the reasons discussed below.
●
Net interest income

for the year

ended December 31,

2021 was $26.4

million, compared to

$26.1 million for

2020.

The
increase in

net interest

income was

primarily related

to the decrease

in the

interest rate

paid on

interest-bearing deposits
attributed to lower market

interest rates, and accelerated

PPP loan fees recognized

upon receipt of forgiveness

payments
from SBA

in 2021,

partially offset

by a

decrease in

the average

balance of

residential mortgage

loans in

this operating
segment.
●
The

Corporation

recognized

a

provision

for

credit

losses

net

benefit

of

$1.3

million

for

the

year

ended

December

31,
2021, compared to

a provision expense of

$4.4 million for 2020.

The variance was

primarily related to reserve

builds in
2020

in

connection

with

the

effect

of

the

COVID-19

pandemic

on

macroeconomic

variables

employed

in

the
Corporation’s CECL model,

primarily for the commercial portfolios.
●
Non-interest

income for

the year

ended December

31, 2021

was $6.9

million, compared

to $7.3

million for

2020.

The
decrease was mainly

related to the

effect in 2020

of a $1.0

million benefit recorded

in connection with

hurricane-related
insurance

recoveries,

primarily

due

to

the

portion

of

the

business

interruption

insurance

recoveries

allocated

to

this
operating

segment.

This

variance

was

partially

offset

by

a

$0.4

million

increase

in

fee-based

income

from

credit

and
debit

cards

as

well

as

merchant-related

activities,

and

a

$0.1

million

increase

in

service

charges

on

deposits,

both
affected in 2020 by disruptions in business activities caused by the

COVID-19 pandemic.
●
Direct non

-interest expenses

for

the year

ended December

31,

2021 were

$28.1

million compared

to $28.8

million

for
2020.

The

decrease

was

mainly

due

to

a

reduction

of

$1.1

million

in

net

OREO

losses,

primarily

related

to

higher
realized gains

on sales

of residential

OREO properties,

and a

decrease of

$0.8 million

in employees’

compensation and
benefits.

These variances

were partially

offset by

accelerated depreciation

charges related

to the

closing of

branches in
the Virgin

Islands region and an increase in professional service fees.

FINANCIAL CONDITION AND OPERATING

DATA

ANALYSIS
Financial Condition

The following table presents an average balance sheet of the Corporation for the following years:
December 31,
2021 2020 2019
(In thousands)
ASSETS
Interest-earning assets:
Money market and other short-term investments $ 2,012,617 $ 1,258,683 $ 649,065
U.S. and Puerto Rico government obligations 2,065,522 878,537 632,959
MBS 4,064,343 2,236,262 1,382,589
FHLB stock 28,208 32,160 40,661
Other investments 10,254 6,238 3,403
Total investments 8,180,944 4,411,880 2,708,677
Residential mortgage loans 3,277,087 3,119,400 3,043,672
Construction loans 181,470 168,967 97,605
Commercial loans 5,228,150 4,387,419 3,731,499
Finance leases 518,757 440,796 370,566
Consumer loans 2,207,685 1,952,120 1,738,745
Total loans 11,413,149 10,068,702 8,982,087
Total interest-earning

assets
19,594,093 14,480,582 11,690,764
Total non-interest-earning

assets
(1)
708,940 752,064 761,370
Total assets $ 20,303,033 $ 15,232,646 $ 12,452,134
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing checking accounts $ 3,667,523 $ 2,197,980 $ 1,320,458
Savings accounts 4,494,757 3,190,743 2,377,508
Retail CDs 2,636,303 2,741,388 2,540,289
Brokered CDs 141,959 357,965 500,766
Interest-bearing deposits 10,940,542 8,488,076 6,739,021
Loans payable - 8,415 -
Other borrowed funds 484,244 475,492 294,798
FHLB advances 354,055 505,478 715,433
Total interest-bearing

liabilities
11,778,841 9,477,461 7,749,252
Total non-interest-bearing

liabilities
(2)
6,285,942 3,525,101 2,542,708
Total liabilities 18,064,783 13,002,562 10,291,960
Stockholders' equity:
Preferred stock 32,938 36,104 36,104
Common stockholders' equity 2,205,312 2,193,980 2,124,070
Stockholders' equity 2,238,250 2,230,084 2,160,174
Total liabilities and stockholders'

equity
$ 20,303,033 $ 15,232,646 $ 12,452,134
_________
(1) Includes, among other things, the ACL on loans and finance leases and debt securities.
(2) Includes, among other things, non-interest-bearing deposits.

The Corporation’s

total average assets

were $20.3

billion for the

year ended December

31, 2021, compared

to $15.2 billion

for the
year

ended

December

31,

2020,

an

increase

of

$5.1

billion.

The

variance

primarily

reflects:

(i)

an

increase

of

$3.8

billion

in

the
average

balance

of

investment

securities

and

interest-bearing

cash

balances,

reflecting

both

increased

purchases

of

investment
securities and

growth in

cash balances supported

by strong deposit

growth during

2021; and (ii)

a $1.3 billion

increase in the

average
balance of total

loans, reflecting the

effect of loans

acquired in conjunction

with the BSPR

acquisition,

the volume of SBA

PPP loans
originated in 2020 and 2021, and organic growth of the Corporation’s consumer loan portfolio.

The

Corporation’s

total

average

liabilities

were

$18.1

billion

as

of

December

31,

2021,

an

increase

of

$5.1

billion

compared

to
December 31, 2020. The

increase was mainly related to

a $2.7 billion increase in

the average balance of non-brokered

interest-bearing
deposits and

a $2.8 million

increase in the

average balance of

non-interest-bearing deposits,

primarily reflecting

the effect of

deposits
assumed in

conjunction with

the BSPR

acquisition, as

well as

the effect

of government

relief programs

on the

liquidity levels

of our
customers,

including

government

entities.

The

aforementioned

variances

were

partially

offset

by

a

$216.0

million

decrease

in

the
average balance of brokered CDs and a $151.4 million decrease in the average balance of FHLB advances.

Assets

The

Corporation’s

total assets

were $20.8

billion

as of

December 31,

2021, an

increase of

$2.0 billion

from December

31, 2020.
The

increase

was

primarily

related

to

a

$1.8

billion

increase

in

investment

securities,

mainly

driven

by

purchases

of

U.S.

agencies
MBS and

U.S. agencies

callable and

bullet debentures

and an

increase of

$1.0 billion

in cash

equivalents attributable

to the

liquidity
obtained

from the

growth in

deposits and

loan repayments.

These variances

were partially

offset

by a

decrease of

$731.8 million

in
total loans, as further discussed below.
Loans Receivable, including Loans Held for Sale

The following

table presents the

composition of

the Corporation's

loan portfolio,

including loans

held for

sale, as of

the end
of each of the last five years:
2021 2020 2019 2018 2017
(In thousands)
Residential mortgage loans $ 2,978,895 $ 3,521,954 $ 2,933,773 $ 3,163,208 $ 3,290,957
Commercial loans:
Commercial mortgage loans 2,167,469 2,230,602 1,444,586 1,522,662 1,614,972
Construction loans 138,999 212,500 111,317 79,429 111,397
Commercial and Industrial loans
(1)
2,887,251 3,202,590 2,230,876 2,148,111 2,083,253
Total commercial loans 5,193,719 5,645,692 3,786,779 3,750,202 3,809,622
Consumer loans and finance leases 2,888,044 2,609,643 2,281,653 1,944,713 1,749,897
Total loans held for investment 11,060,658 11,777,289 9,002,205 8,858,123 8,850,476
Less:
Allowance for credit losses for loans and finance
leases
(269,030) (385,887) (155,139) (196,362) (231,843)
Total loans held for investment, net 10,791,628 11,391,402 8,847,066 8,661,761 8,618,633
Loans held for sale 35,155 50,289 39,477 43,186 32,980
Total loans, net $ 10,826,783 $ 11,441,691 $ 8,886,543 $ 8,704,947 $ 8,651,613
(1)
As of December 31, 2021 and 2020, includes $145.0 million and

$406.0 million, respectively, of SBA

PPP loans.

As of

December 31,

2021, the

Corporation’s

total loan

portfolio, before

the ACL,

amounted to

$11.1

billion, a

decrease of

$731.8
million

when

compared

to

December

31,

2020. The

decrease

consisted

of

reductions

of

$611.6

million

in

the

Puerto

Rico

region,
$75.1

million

in

the

Virgin

Islands

region,

and

$45.1

million

in

the

Florida

region.

On

a

portfolio

basis,

the

decrease

consisted

of
reductions

of

$558.2

million

in

residential

mortgage

loans

and

$452.0

million

in

commercial

and

construction

loans

(including

a
$261.0 million decrease

in the SBA PPP loan

portfolio), partially offset

by an increase of

$278.4 million in consumer

loans, including
a

$377.1

million

increase

in

auto

loans

and

leases.

As

further

discussed

below,

the

decrease

in

commercial

and

construction

loans
reflects, among other

things, the effect

of the payoff

of loans related

to six large

commercial relationships totaling

$211.1 million

and
the

sale

of

four

criticized

commercial

loan

participations

totaling

$43.1

million

in

the Florida

region. The

decline

in

the

residential
mortgage loan

portfolio reflects

the $52.5

million bulk

sale of

nonaccrual loans,

as well

as repayments

and charge

-offs, which

more
than offset the volume of new loan originations kept on the balance sheet.
As of December 31,

2021, the loans held

for the Corporation’s

investment portfolio was comprised

of commercial and construction
loans

(47%),

residential

real

estate

loans

(27%),

and

consumer

and

finance

leases

(26%).

Of

the

total

gross

loan

portfolio

held

for
investment

of

$11.1

billion

as

of

December

31,

2021,

the

Corporation

had

credit

risk

concentration

of

approximately

79%

in

the
Puerto Rico region,

18% in the

United States region

(mainly in the

state of Florida),

and 3% in

the Virgin

Islands region, as

shown in
the following table:
As of December 31, 2021 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,361,322 $ 188,251 $ 429,322 $ 2,978,895
Commercial mortgage loans 1,635,137 67,094 465,238 2,167,469
Construction loans 38,789 4,344 95,866 138,999
Commercial and Industrial loans
(1)
1,867,082 79,515 940,654 2,887,251
Total commercial

loans
3,541,008 150,953 1,501,758 5,193,719
Consumer loans and finance leases 2,820,102 52,282 15,660 2,888,044
Total loans held

for investment, gross
$ 8,722,432 $ 391,486 $ 1,946,740 $ 11,060,658
Loans held for sale 33,002 177 1,976 35,155
Total loans, gross $ 8,755,434 $ 391,663 $ 1,948,716 $ 11,095,813
(1) As of December 31, 2021, includes $145.0 million of SBA PPP loans consisting of $102.8 million in the Puerto Rico region, $8.2 million in the Virgin Islands region,

and
$34.0 million in the United States region.
As of December 31, 2020 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,788,827 $ 213,376 $ 519,751 $ 3,521,954
Commercial mortgage loans 1,793,095 60,129 377,378 2,230,602
Construction loans 73,619 11,397 127,484 212,500
Commercial and Industrial loans
(1)
2,135,291 129,440 937,859 3,202,590
Total commercial

loans
4,002,005 200,966 1,442,721 5,645,692
Consumer loans and finance leases 2,531,206 51,726 26,711 2,609,643
Total loans held

for investment, gross
$ 9,322,038 $ 466,068 $ 1,989,183 $ 11,777,289
Loans held for sale 44,994 681 4,614 50,289
Total loans, gross $ 9,367,032 $ 466,749 $ 1,993,797 $ 11,827,578
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

The following table sets forth certain additional data (including loan production)

related to the Corporation's loan portfolio net of
the ACL on loans and finance leases as of and for the dates indicated:
For the Year

Ended December 31,
2021 2020 2019 2018 2017
(Dollars in thousands)
Beginning balance as of January 1 $ 11,441,691 $ 8,886,543 $ 8,704,947 $ 8,651,613 $ 8,731,276
Residential real estate loans originated
and purchased 623,290 560,012 491,210 531,971 549,147
Construction loans originated 102,538 126,499 69,440 65,243 58,103
C&I and commercial mortgage loans

originated and purchased 2,994,893 2,751,058 2,411,863 1,737,366 1,729,659
Finance leases originated 240,419 152,254 178,986 164,334 93,670
Consumer loans originated 1,287,487 915,107 1,194,650 991,950 785,516
Total loans originated

and purchased
5,248,627 4,504,930 4,346,149 3,490,864 3,216,095
Loans acquired from BSPR - 2,514,700 - - -
Sales of loans (620,227) (657,498) (433,079) (420,549) (375,754)
Repayments and prepayments (5,495,131) (3,661,289) (3,717,874) (2,959,438) (2,788,758)
Other increases (decreases)
(1)
251,823 (145,695) (13,600) (57,543) (131,246)
Net (decrease) increase (614,908) 2,555,148 181,596 53,334 (79,663)
Ending balance as of December 31 $ 10,826,783 $ 11,441,691 $ 8,886,543 $ 8,704,947 $ 8,651,613
Percentage (decrease) increase (5.37)% 28.75% 2.09% 0.62% (0.91)%
_____________
(1)
Includes, among other things, the change in the ACL on loans and finance leases and cancellation of loans due to the repossession of the collateral and loans repurchased
Residential Real Estate Loans
As of December

31, 2021,

the Corporation’s

total residential mortgage

loan portfolio,

including held

for sale, decreased

by $558.2
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

$439.5 million

in the

Puerto Rico

region, $93.1

million
in the Florida region, and $25.6

million in the Virgin

Islands region. Approximately 88%

of the $499.7 million in residential

mortgage
loan

originations

in

the

Puerto

Rico

region

during

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

55%

of

the

residential

mortgage

loan

portfolio

consisted

of

hybrid

adjustable-rate

mortgages.

In

accordance
with the Corporation’s

underwriting guidelines,

residential mortgage

loans are primarily

fully-documented loans,

and the Corporation
does not originate negative amortization loans.
Residential

mortgage

loan

originations

for

the

year

ended

December

31,

2021

amounted

to

$623.3

million,

compared

to

$560.0
million

for 2020.

The increase

in residential

mortgage loan

originations

of $63.3

million reflect

increases

of $96.0

million and

$1.6
million,

in

the

Puerto

Rico

and

Virgin

Islands

regions,

respectively,

partially

offset

by

a

decrease

of

$34.3

million

in

the

Florida
region.

The overall increase

reflects

the effect

of a higher

volume of

refinanced loans and

conforming loan

originations driven

by the
effect of lower mortgage

loan interest rates and increased home

purchase activity,

in particular during the first half

of the year,

and the
effect

in

2020

of

disruptions in the

loan underwriting and

closing processes caused by

the almost

two-month lockdown related to

the
COVID-19 pandemic

that was

implemented

in Puerto

Rico on

March 16,

2020.

Commercial and Construction Loans
As of

December 31,

2021, the

Corporation’s

commercial and

construction loan

portfolio decreased

by $452.0

million (including

a
$261.0 million

decrease in

the SBA

PPP loan

portfolio),

to $5.2

billion, as

compared to

the balance

as of

December 31,

2020.

The
decrease

in commercial

and

construction

loans was

primarily

reflected

in the

Puerto

Rico region,

which declined

by $461.0

million
(including a $198.3

million decrease in the

SBA PPP loan portfolio),

as compared to the

balance as of December

31, 2020. Excluding
the $198.3 million

decrease in the SBA

PPP loan portfolio, commercial

and construction loans in

the Puerto Rico region

decreased by
$262.7

million,

driven

by

the

payoff

of

five

large

commercial

mortgage

loan

relationships

totaling

$156.8

million,

a

$22.9

million
decrease

in the

outstanding balance

of loans

extended

to municipalities

and

other government

units, a

$13.8

million decrease

in the
balance of

floor plan

lines of

credit, several

commercial and

industrial term

loans individually

in excess

of $3

million that

were paid
off

during

the

2021

and

totaled

approximately

$26.5

million,

principal

repayments

that

reduced

by

$79.9

million

the

balance

of
revolving lines of credit related to ten commercial and industrial relationships

,

and additional repayments.

In the

Virgin

Islands region,

commercial and

construction loans

decreased by

$50.0 million

(including a

$19.2 million

decrease in
the SBA

PPP loan

portfolio) as

compared to

the balance

as of December

31, 2020.

Excluding the

$19.2 million

decrease in

the SBA
PPP loan portfolio,

commercial and construction

loans in the Virgin

Islands region decreased by

$30.8 million primarily

due to a $6.0
million repayment of a nonaccrual construction loan and the early payoff of a $23.2 million government loan.

In the

Florida region,

commercial and

construction

loans increased

by $59.0

million (net

of a

$43.5

million

decrease in

the SBA
PPP loan

portfolio).

Excluding the

$43.0

million decrease

in the

SBA PPP

loan

portfolio, commercial

and construction

loans in

the
Florida region increased by $102.5 million, driven by

the origination of several commercial loans individually in excess of $10 million
related

to

thirteen

commercial

and

industrial

relationships

and

totaling

$249.5

million,

partially

offset

by

the

sale

of

four

criticized
commercial loan participations totaling $43.1 million and the early payoff of a $54.3 million commercial loan.
As mentioned

above, the SBA

reactivated the

PPP in January

2021. The Corporation

originated additional

PPP loans up

to the end
of

the

program

on

May

31,

2021.

As

of

December

31,

2021,

SBA

PPP

loans,

net

of

unearned

fees

of

$7.9

million,

totaled

$145.0
million, compared

to $406.0

million as

of December

31, 2020.

In 2021,

the Corporation

originated $283.6

million in

PPP loans

and
received forgiveness remittances and customer payments

of approximately $543.6 million in the principal balance of PPP loans.
As of

December

31,

2021,

the Corporation

had

$178.4

million

outstanding

in

loans

extended

to

the Puerto

Rico

government,

its
municipalities

and

public

corporations,

compared

to

$201.3

million

as

of

December

31,

2020.

As

of

December

31,

2021,
approximately $100.3 million

consisted of loans

extended to municipalities

in Puerto Rico that

are supported by assigned

property tax
revenues

and

$32.2

million

consisted

of

municipal

special

obligation

bonds.

In

addition

to

loans

extended

to

municipalities,

the
Corporation’s exposure

to the Puerto Rico government

as of December 31, 2021

included $12.5 million in loans granted

to an affiliate
of PREPA

and $33.4 million in loans to an agency of the Puerto Rico central government.
The

Corporation

also

has

credit

exposure

to

USVI

government

entities.

As

of

December

31,

2021,

the

Corporation

had

$39.2
million in

loans to

USVI government

and public

corporations, compared

to $61.8

million as

of December

31, 2020.

All the

amount
outstanding

as

of

December

31,

2021,

is

owed

by

the

public

corporations

of

the

USVI.

As

of

December

31,

2021,

all

loans

were
currently performing and up to date on principal and interest payments.

As

of

December

31,

2021,

the

Corporation’s

total

exposure

to

shared

national

credit

(“SNC”)

loans

(including

unused
commitments)

amounted

to

$918.6

million,

compared

to

$882.9

million

as

of

December

31,

2020.

As

of

December

31,

2021,
approximately

$148.5

million

of

the

SNC

exposure

related

to

the

portfolio

in

Puerto

Rico

region

and

$770.1

million

related

to

the
portfolio in the Florida region.
Commercial

and

construction

loan

originations

(excluding

government

loans)

amounted

to

$3.1

billion

for

the

year

ended
December 31, 2021, compared to $2.8 billion

for 2020. Total commercial

and construction loan originations in 2021 include

SBA PPP
loan originations

of $283.6

million, compared

to $390.2

million in

2020.

Excluding SBA

PPP loans

and the

$184.4 million

of Main
Street

loans

originated

in

2020,

commercial

and

construction

loan

originations

increased

$510.9

million

compared

to

2020.

The
increase consisted of increases

of $184.9 million, $302.6

million, and $23.4 million

in the Puerto Rico, Florida,

and the Virgin

Islands
regions, respectively.

The increase

in 2021

reflects an

increase in

the utilization

of floor

plan and

other commercial

lines of

credit in
the Puerto Rico

region,

as compared to

2020, as well as

a higher volume

of commercial and

industrial loan originations

in the Florida
region. The increase also

reflects

the effect in 2020

of disruptions caused by the

COVID-19 pandemic and related

restrictive measures
on economic activities.

Government

loan

originations

for

2021

amounted

to

$62.8

million,

compared

to

$41.3

million

for

2020.

Government

loan
originations

in

both

years

primarily

consisted

of

the

refinancing

and

renewal

of

certain

facilities

in

both

the

Virgin

Islands

and

the
Puerto

Rico

regions,

as

well

as

the

utilization

of

an

arranged

overdraft

line

of

credit

of

a

government

entity

in

the

Virgin

Islands
region.

The

composition

of

the

Corporation’s

construction

loan

portfolio

held

for

investment

as

of

December

31,

2021

and

2020

by
category and geographic location follows:
As of December 31, 2021
Puerto Rico Virgin Islands
United

States
Total
(In thousands)
Loans for residential housing projects:
Mid-rise
(1)
$ - $ 956 $ - $ 956
Single-family, detached
5,924 - 8,621 14,545
Total for residential housing projects
5,924 956 8,621 15,501
Construction loans to individuals secured by residential properties
48 - - 48
Loans for commercial projects
27,839 2,251 86,348 116,438
Land loans – residential
4,137 1,137 897 6,171
Land loans – commercial
841 - - 841
Total construction loan portfolio, gross
38,789 4,344 95,866 138,999
ACL
(942) (210) (2,896) (4,048)
Total construction loan portfolio, net $ 37,847 $ 4,134 $ 92,970 $ 134,951
(1) Mid-rise relates to buildings of up to 7 stories.
As of December 31, 2020
Puerto Rico Virgin Islands
United

States
Total
(In thousands)
Loans for residential housing projects:
Mid-rise
(1)
$ 116 $ 956 $ - $ 1,072
Single-family, detached
14,685 459 4,980 20,124
Total for residential housing projects
14,801 1,415 4,980 21,196
Construction loans to individuals secured by residential properties
48 - - 48
Loans for commercial projects
48,185 8,635 120,888 177,708
Land loans – residential
5,685 1,347 1,616 8,648
Land loans – commercial
4,900 - - 4,900
Total construction loan portfolio, gross
73,619 11,397 127,484 212,500
ACL
(1,752) (880) (2,748) (5,380)
Total construction loan portfolio, net
$ 71,867 $ 10,517 $ 124,736 $ 207,120
(1) Mid-rise relates to buildings of up to 7 stories.
The

following

table

presents

further

information

related

to

the

Corporation’s

construction

portfolio

as

of

and

for

the year

ended
December 31, 2021:

(Dollars in thousands)
Total undisbursed funds under existing commitments $ 197,917
Construction loans held for investment in nonaccrual status $ 2,664
Net recoveries - Construction loans

$ 76
ACL - Construction loans $ 4,048
Nonaccrual construction loans to total construction loans 1.92%
ACL of construction loans to total construction loans held

for investment
2.91%
Net recoveries to total average construction loans (0.04) %

Consumer Loans and Finance Leases
As of December

31, 2021, the

Corporation’s

consumer loan and

finance lease portfolio

increased by $278.4

million to $2.9

billion,
as compared

to the portfolio

balance of

$2.6 billion

as of December

31, 2020.

The increase

primarily reflects

increases in

auto loans,
and finance leases

which increased by

$275.1 million and

$102.0 million, respectively,

partially offset by

reductions in personal

loans
and credit cards loans of $61.8

million and $29.6 million, respectively.

The growth in consumer loans is

mainly reflected in the Puerto
Rico region and was driven by an increased level of loan originations

.
Originations

of

auto

loans

(including

finance

leases)

in

2021

amounted

to

$932.7

million,

compared

to

$614.9

million

for

2020.
Personal

loan

originations

in

2021,

other

than

credit

card

loans,

amounted

to

$172.7

million,

compared

to

$123.8

million

in
2020. Most of

the increase

in consumer

loan originations

in 2021,

when compared

to 2020,

was in

the Puerto

Rico region,

reflecting
the

effect

in

2020

of

quarantines

and

lockdowns

of

non-essential

businesses

in

connection

with

the

COVID-19

pandemic

during
2020. The utilization activity

on the outstanding

credit card portfolio in

2021

amounted to approximately

$422.5 million, compared

to
$328.7 million in 2020.
Maturities of Loans Receivable

The

following

table

presents

the

loans

held

for

investment

portfolio

as

of

December

31,

2021

by

contractual

maturities

and

interest
rates:
After One Year After Five Years
Total Portfolio One Year or Less Through Five Years Through 15 Years After 15 Years
(In thousands)
Residential mortgage $ 64,573 $ 448,302 $ 1,323,446 $ 1,142,574 $ 2,978,895
Construction loans
119,177 17,262 1,907 653 138,999
Commercial mortgage loans 821,786 1,135,248 203,547 6,888 2,167,469
C&I loans 1,156,946 1,389,138 333,884 7,283 2,887,251
Consumer loans 873,285 1,800,464 213,330 965 2,888,044
Total loans
(1)
$ 3,035,767 $ 4,790,414 $ 2,076,114 $ 1,158,363 $ 11,060,658
__
Amount due in one year or less at: Amount due after one year:
Total Portfolio
Fixed Interest Rates Variable Interest Rates Fixed Interest Rates Variable Interest Rates
Residential mortgage $ 57,846 $ 6,727 $ 2,670,020 $ 244,302 $ 2,978,895
Construction loans
3,442 115,735 4,918 14,904 138,999
Commercial mortgage loans 578,848 242,938 818,898 526,785 2,167,469
C&I loans 258,576 898,370 516,992 1,213,313 2,887,251
Consumer loans 665,193 208,092 2,005,308 9,451 2,888,044
Total loans
(1)
$ 1,563,905 $ 1,471,862 $ 6,016,136 $ 2,008,755 $ 11,060,658
(1)
Scheduled repayments are included in the maturity category in which the payment is due.

The amounts provided do not reflect prepayment assumptions related to the loan portfolio.

Investment Activities
As part

of its

liquidity,

revenue

diversification,

and

interest rate

risk

strategies,

First BanCorp.

maintains

an investment

portfolio
that is

classified as

available-for-sale

or held

to maturity.

The Corporation’s

total available-for-sale

investment securities

portfolio as
of December

31, 2021

amounted to $6.5

billion, a $1.8

billion increase

from December

31, 2020. The

increase was mainly

driven by
purchases

of

approximately

$3.4

billion

of

U.S.

agencies

MBS and

U.S.

agencies

callable

and

bullet

debentures,

partially

offset

by
prepayments of

$1.1 billion

of U.S. agencies

MBS, approximately

$267.8 million

of U.S. agencies

bonds that

matured or were

called
prior to maturity

during 2021, and

a $143.1 million decrease

in the fair value

of available-for-sale investment

securities attributable to
changes in

market interest

rates. Long-term

market interest

remain at

low levels

but are

expected to

increase during

2022 and

2023,
which

could

impact

prepayment

speed

and

valuation

of

the

investment

portfolio.

These

risks

are

directly

linked

to

future

period
market interest rate fluctuations.
As

of

December

31,

2021,

approximately

99%

of

the

Corporation’s

available-for-sale

securities

portfolio

was

invested

in

U.S.
government

and

agencies

debentures

and

fixed-rate

GSEs’

MBS

(mainly

GNMA,

FNMA,

and

FHLMC

fixed-rate

securities).

In
addition, as

of December

31, 2021,

the Corporation

held a

bond issued

by the

PRHFA,

classified as

available for

sale, specifically

a
residential pass-through

MBS in

the aggregate

amount of

$3.6 million

(fair value

- $2.9

million). This

residential pass-through

MBS
issued

by

the

PRHFA

is

collateralized

by

certain

second

mortgages

originated

under

a

program

launched

by

the

Puerto

Rico
government

in

2010

and

had

an

unrealized

loss

of

$0.7

million

as

of

December

31,

2021,

of

which

$0.3

million

is

due

to

credit
deterioration

and

was charged

against

earnings through

an ACL

during

2020.

Due to

deterioration

in the

delinquency

status of

the
underlying second mortgage loans of this MBS issued by the PRHFA,

the Corporation classified the investment in nonaccrual status in the second quarter of 2021.

As of December

31, 2021,

the Corporation’s

held-to-maturity investment

securities portfolio,

before the

ACL, amounted

to $178.1
million, compared to $189.5 million

as of December 31, 2020.

As of December 31, 2021, the

ACL for held-to-maturity debt

securities
was $8.6

million, down

$0.2 million

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
See

“Risk Management

–

Exposure

to Puerto

Rico

Government”

below

for

information

and

details

about

the Corporation’s

total
direct exposure to the Puerto Rico government, including municipalities

.
The following table presents the carrying values of investments as of the indicated

dates:
December 31, December 31,
2021 2020
(In thousands)
Money market investments $ 2,682 $ 60,572
Investment securities available for sale, at fair value:
U.S. government and agencies obligations 2,405,468 1,187,674
Puerto Rico government obligations 2,850 2,899
MBS 4,044,443 3,455,796
Other 1,000 650
Total investment

securities available for sale, at fair value
6,453,761 4,647,019
Investment securities held to maturity,

at amortized cost:
Puerto Rico municipal bonds 178,133 189,488
ACL for held-to-maturity debt securities (8,571) (8,845)
169,562 180,643
Equity securities, including $21.5 million and $31.2 million of FHLB stock as of December 31, 2021 and 2020, respectively 32,169 37,588
Total money market

investments and investment securities
$ 6,658,174 $ 4,925,822

MBS as of the indicated dates consisted of:
December 31,

December 31,
2021 2020
(In thousands)
Available for

sale:
FHLMC certificates $ 1,418,670 $ 1,149,871
GNMA certificates 388,344 699,492
FNMA certificates 1,704,585 1,320,281
Collateralized mortgage obligations issued or

guaranteed by FHLMC, FNMA or GNMA 525,610 277,724
Private label MBS 7,234 8,428
Total MBS $ 4,044,443 $ 3,455,796

The carrying values of investment securities classified as available for sale and held to maturity as of
December 31, 2021 by contractual maturity (excluding MBS) are shown below:
Carrying
Amount
Weighted-Average
Yield %
(In thousands)
U.S. government and agencies obligations:
Due after one year through five years
$ 1,996,352 0.61
Due after five years through ten years
393,104 0.90
Due after ten years
16,012 0.63
2,405,468 0.66
Puerto Rico government and municipalities obligations:
Due within one year
2,995 5.39
Due after one year through five years
14,785 2.35
Due after five years through ten years
90,584 4.25
Due after ten years
72,619 3.87
180,983 3.96
Other investment securities
Due within one year
500 0.72
Due after one year through five years
500 0.84
1,000 0.78
Total 2,587,451 0.89
MBS
4,044,443 1.26
ACL on held-to-maturity debt securities
(8,571) -
Total investment

securities available for sale and held to maturity
$ 6,623,323 1.11
Net

interest

income

of

future

periods

could

be

affected

by

prepayments

of

MBS.

Any

acceleration

in

the

prepayments

of

MBS
would lower yields

on these securities,

since the amortization

of premiums paid

upon acquisition of

these securities would

accelerate.
Conversely,

acceleration

of

the

prepayments

of

MBS

would

increase

yields

on

securities

purchased

at

a

discount,

since

the
amortization of

the discount

would accelerate.

These risks

are directly

linked to

future period

market interest

rate fluctuations.

Also,
net

interest

income

in

future

periods

might

be

affected

by

the

Corporation’s

investment

in

callable

securities.

As

of

December

31,
2021,

the Corporation

had approximately

$2.0 billion

in debt

securities (U.S.

agencies

government

securities)

with embedded

calls,
primarily purchased at par

or at a discount, and

with an average yield

of 0.66%. See “Risk Management”

below for further analysis of
the

effects

of

changing

interest

rates

on

the

Corporation’s

net

interest

income

and

the

Corporation’s

interest

rate

risk

management
strategies.

Also

refer

to

Note

5

–

Investment

Securities,

to

the

audited

consolidated

financial

statements

included

in

Item

8

of

this
Annual Report on Form 10-K, for additional information regarding the Corporation’s investment portfolio.

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
The

Corporation

has

in

place

a

risk

management

framework

to

monitor,

evaluate

and

manage

the

principal

risks

assumed

in
conducting its activities. First BanCorp.’s

business is subject to 11 broad categories

of risks: (i) liquidity risk; (ii) interest rate risk; (iii)
market risk; (iv) credit risk; (v) operational risk;

(vi) legal and regulatory risk; (vii) reputational risk; (viii)

model risk; (ix) capital risk;
(x) strategic

risk; and

(xi) information

technology risk.

First BanCorp.

has adopted

policies and

procedures

designed to

identify and
manage the risks to which the Corporation is exposed.
Risk Definition
Liquidity Risk
Liquidity risk is the risk to earnings or capital arising from the possibility that the

Corporation will not have sufficient cash to meet
its short-term liquidity demands, such as from deposit redemptions or loan commitments. See Liquidity Risk and Capital Adequacy
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

employees

and

operating

processes.

It

also

includes

risks

associated

with

the

Corporation’s
preparedness

for

the

occurrence

of

an

unforeseen

event.

This

risk

is

inherent

across

all

functions,

products,

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

capital,

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

decisions,

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

industry,

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

systems and
risk

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

implementing,

and maintaining

an effective

risk management

framework.
The committee’s primary

responsibilities are to:
●
Review and discuss management’s

assessment of the Corporation’s

aggregate enterprise-wide profile

and the alignment of the
Corporation’s risk profile with

the Corporation’s strategic plan,

goals, and objectives;
●
Review and recommend to the Board the parameters and establishment of the Corporation’s risk tolerance and risk

appetite;
●
Receive

reports

from

management

and,

if

appropriate,

other

Board

committees,

regarding

the

Corporation’s

policies

and
procedures

related

to

the

Corporation’s

adherence

to

risk

limits

and

its

established

risk

tolerance

and

risk

appetite

or

on
selected risk topics;

●
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
capital management, planning,

and process;

●
Oversee management’s activities with

respect to capital planning, including stress testing and model risk;
●
Review and discuss with management risk assessments for new products and services; and
●
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
●
The establishment of a process to enable the identification, assessment, and management of risks that could affect the
Corporation’s assets and liabilities management;
●
The identification of the Corporation’s

risk tolerance levels for yield maximization relating to its assets and liabilities management; and
●
The evaluation of the adequacy,

effectiveness,

and compliance with the Corporation’s

risk management process relating to
the Corporation’s assets and liabilities management,

including management’s role in

that process.
Credit Committee
The Board of Directors appoints the Credit Committee to assist the

Board in its oversight of the Corporation’s

policies related to the
Corporation’s lending function,

hereafter “Credit Management.” The committee’s

primary responsibilities are to:
●
Review the quality of the Corporation’s

credit portfolio and the trends affecting that portfolio;
●
Oversee the effectiveness and administration of credit-related policies;

●
Approve loans as required by the lending authorities approved by the Board; and
● Report to the Board regarding Credit Management.
Audit Committee
The

Board

of

Directors

appoints

the

Audit

Committee

to

assist

the

Board

of

Directors

in

fulfilling

its

responsibility

to

oversee
management regarding:

●
The

conduct

and

integrity

of

the

Corporation’s

financial

reporting

to

any

governmental

or

regulatory

body,

stockholders,
other users of the Corporation’s financial

reports and the public;
●
The performance of the Corporation’s

internal audit function;
●
The Corporation’s internal

control over financial reporting and disclosure controls and procedures;
●
The

qualifications,

engagement,

compensation,

independence,

and

performance

of

the

Corporation’s

independent

auditors,
their

conduct

of

the

annual

audit

of

the

Corporation’s

financial

statements,

and

their

engagement

to

provide

any

other
services;
●
The application of the Corporation’s

related parties transaction policy as established by the Board of Directors;

●
The

application

of

the

Corporation’s

code

of

business

conduct

and

ethics

as

established

by

management

and

the

Board

of
Directors;

●
The preparation

of the

Audit Committee

report required

to be

included

in the

proxy statement

for the

Corporation’s

annual
stockholders’ meeting by the rules of the SEC; and
● Oversee the Corporation’s legal risk.

Corporate Governance and Nominating Committee
The

Board

of Directors

appoints the

Corporate

Governance

and

Nominating

Committee

to develop,

review,

and assess

corporate
governance principles.

The Corporate

Governance and

Nominating Committee

is responsible

for director

succession, orientation

and
compensation,

identifying

and

recommending

new

director

candidates,

overseeing

the

evaluation

of

the

Board

and

management,
recommending

to

the

Board

the

designation

of

a

candidate

to

hold

the

position

of

the

Chairman

of

the

Board,

and

directing

and
overseeing

the

Corporation’s

executive

succession

plan.

In

addition,

the

Corporate

Governance

and

Nominating

Committee

is
responsible for overseeing the Corporation’s

ESG policies.
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

Trust Committee’s

main responsibilities are
to

ensure

proper

exercise

of

the

fiduciary

powers

of

the

Bank

and

to

review

the

activities

of

the

Trust

Department.

The

Trust
Committee shall have jurisdiction over all aspects of the Trust

Department and may act on behalf of the Board of Directors.
Management Roles and Responsibilities
While

the

Board

of

Directors

has

the

responsibility

to

oversee

the

risk

governance

program,

management

is

responsible

for
implementing

the necessary

policies and

procedures,

and internal

controls. To

carry out

these responsibilities,

the Corporation

has a
clearly

defined

risk governance

culture. To

ensure that

risk management

is communicated

at all

levels of

the Corporation,

and each
area understands

its specific

role, the

Corporation has

established several

management level

committees to

support risk

oversight, as
follows:

Executive Risk Management Committee
The

Executive

Risk

Management

Committee

is

responsible

for

exercising

oversight

of

information

regarding

First

BanCorp.’s
enterprise

risk

management

framework,

including

the

significant

policies,

procedures,

and

practices

employed

to

manage

the
identified

risk

categories

(credit

risk,

operational

risk,

legal

and

regulatory

risk,

reputational

risk,

model

risk,

and

capital

risk).

In
carrying

out

its

oversight

responsibilities,

each

committee

member

is

entitled

to

rely

on

the

integrity

and

expertise

of

those

people
providing

information

to

the committee

and

on

the

accuracy

and

completeness

of

such

information,

absent

actual

knowledge

of

an
inaccuracy.
The

Chief

Executive

Officer

appoints

the

Executive

Risk Management

Committee

and members

of

the Corporation’s

senior

and
executive management have

the opportunity to

share their insights about

the types of risks

that could impede

the Corporation’s

ability
to achieve

its business

objectives. The

Chief Risk

Officer

of the

Corporation directs

the agenda

for

the meetings

and the

Enterprise
Risk Management

(“ERM”) and

Operational Risk

Director serves

as secretary

of the

committee and

maintains the

minutes on

behalf
of the committee. The General Auditor also participates of the committee as an observer.
The

committee

provides

assistance

and

support

to

the

Chief

Risk

Officer

to

promote

effective

risk

management

throughout

the
Corporation.

The

Chief

Risk

Officer

and

the

ERM

and

Operational

Risk

Director

report

to

the

Committee

matters

related

to

the
enterprise risk management framework of the Corporation, including, but not limited to:
● The risk governance structure;
● The risk competencies of the Corporation;
●
The Corporation’s risk appetite

statement and risk tolerance; and
●
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
●
Management’s

Investment and

Asset Liability Committee

(the

“MIALCO”) – oversees

interest rate

and market

risk, liquidity
management

and

other

related

matters.

Refer

to

Liquidity

Risk

and

Capital

Adequacy

and
Interest

Rate

Risk

Management
below for further details.
●
Information Technology

Steering Committee –

oversees and counsels

on matters related

to information

technology and cyber
security, including

the development of information management policies and procedures throughout the Corporation.

●
Bank Secrecy Act Committee – oversees, monitors,

and reports on the Corporation’s compliance

with the Bank Secrecy Act.
●
Credit Committees (consisting

of a Credit Management

Committee and a

Delinquency Committee) –

oversees and establishes
standards for credit

risk management processes

within the Corporation.

The Credit Management

Committee is responsible

for
the approval

of loans

above an

established size

threshold. The

Delinquency Committee

is responsible

for the

periodic review
of

(i) past-due

loans, (ii)

overdrafts,

(iii)

non-accrual

loans, (iv)

OREO assets,

and

(v)

the Bank’s

internal

credit-risk

rating
classification.
●
Vendor

Management

Committee

–

oversees

policies,

procedures,

and

related

practices

related

to

the

Corporation’s

vendor
management

efforts.

The

Vendor

Management

Committee’s

primary

functions

involve

the

establishment

of

processes

and
procedures to enable the recognition, assessment, management,

and monitoring of vendor management risks.
●
ESG

Committee

–

primarily

responsible

for

driving

the

Corporation’s

ESG

policies,

strategy

and

reporting

regularly

to

the
Corporate Governance and Nominating

Committee. The ESG Committee aligns

priorities and initiatives for

the year, provides
strategy recommendations and leads the reporting process on ESG related topics.

●
The Community

Reinvestment Act

Executive Committee

– oversees,

monitors,

and reports

on the

Corporation’s

compliance
with

Community

Reinvestment

Act

regulatory

requirements.

The

Bank

is

committed

to

developing

and

implementing
programs and products that

increase access to credit and

create a positive impact

on low and moderate

income individuals and
communities.
●
Anti-Fraud

Committee

–

oversees

the

Corporation’s

policies,

procedures

and

related

practices

relating

to

the

Corporation’s
anti-fraud measures.
●
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
●
Regulatory Reporting Committee

– oversees and

assists the senior

officers in fulfilling

their responsibility for oversight

of the
accuracy

and

timeliness

of

the

required

regulatory

reports

and

related

policies

and

procedures,

addresses

changes

and/or
concerns

communicated

by

the

regulators,

and

addresses

issues

identified

during

the

regulatory

reporting

process.

The
Regulatory

Reporting

Committee

oversees,

and

updates,

as

necessary,

the

established

controls

and

procedures

designed

to
ensure that information in regulatory reports is recorded, processed, and accurately reported and on a timely basis.

●
Complaints

Management

Committee

–

assists

in

overseeing

the

complaint

management

process

implemented

across

the
Corporation

within

the

Corporation’s

three

marketplaces;

Puerto

Rico,

the

Virgin

Islands,

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

●
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

budgets, risks,

and

actions taken

to control

and
mitigate risks.

●
Current Expected Credit Losses (“CECL”)

Committee – oversees the Corporation’s

requirements for the calculation of CECL,
including the implementation

of new models,

if necessary,

selection of vendors

and monitoring of the

guidance from different
regulatory

agencies

with

regards

to

CECL

requirements.

The

CECL

Committee

reviews

estimated

credit

loss

inputs,

key
assumptions, and

qualitative overlays.

In addition,

the Committee

approves the

determination of

reasonable and

supportable
periods

used

with

respect

to macroeconomic

forecasts,

and

the

historical

loss reversion

method

and

parameters.

The CECL
Committee reports to the Audit Committee the results of the ACL each reporting period.
●
Capital Planning

Committee –

oversees the

Capital Planning

Process and

is responsible

for operating

in accordance

with the
Capital

Policy

and

ensuring

compliance

with

its

guidelines.

The

Capital

Planning

Committee

develops

and

proposes

to

the
Board

changes

to

the

Capital

Policy

and

the

capital

plan

targets,

limits,

performance

metrics,

internal

stress

testing

and
guidelines for Capital Management Activities.
●
Business Continuity – responsible

to create governance

and planning structure that

will enable FirstBank to

craft an enterprise
Business Continuity

Management (BCM)

program that

ensures the

Bank is able

to continue business

operations after a

major
disruption occurs.
●
Emergency Committee

– Responsible to activate

and emergency or

disaster recovery procedure

to ensure the safety

of Bank’s
personnel and the continuity of critical Bank services.
Officers
As part of its governance framework, the following officers

play a key role in the Corporation’s risk

management process:
●
The Chief Executive

Officer (“CEO”) is

responsible for the

overall risk governance

structure of the Corporation.

The CEO is
ultimately responsible for business strategies, strategic objectives, risk management priorities, and policies.
●
The

Chief Operating

Officer

(“COO”)

manages

the Corporation’s

operational

framework,

including

information

technology
(“IT”),

facilities,

banking

operations,

corporate

security,

and

enterprise

architecture.

The

COO

oversees

the

effective

and
efficient execution of the various technology initiatives

to support the Corporation’s growth and

improve overall efficiency.
●
The Chief Risk Officer

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

The

CRO

supervises

talent

management

efforts,

maintains

adequate

succession

planning

practices

and
promotes

employee

engagement.

The

Human

Resources

Director

supports

the

CRO

in

the

human

capital

and

talent
management efforts.

●
Chief Credit Officer, Portfolio

Risk Manager, Loan Review Manager

and other Senior Executives are responsible for
managing and executing the Corporation’s

credit risk program.

●
The

Chief

Financial

Officer

(“CFO”),

together

with

the

Corporation’s

Treasurer

and

the

Asset

and

Liability

Management
(“ALM”) Director,

and Financial Risk Manager manage

the Corporation’s

interest rate and market and

liquidity risk programs
and,

together

with

the

Chief

Accounting

Officer

and

the

Corporate

Controller,

are

responsible

for

the

implementation

of
accounting

policies

and

practices

in

accordance

with

GAAP

and

applicable

regulatory

requirements.

The

ERM

and
Operational

Risk

Director

assists

the

CFO

in

the

review

of

the

Corporation’s

internal

control

over

financial

reporting

and
disclosure controls and procedures.
●
The

Chief

Accounting

Officer

and

the

Corporate

Controller

is

responsible

for

the

development

and

implementation

of

the
Corporation’s

accounting policies

and practices

and the

review and

monitoring of

critical accounts

and transactions

to ensure
that they are reported in accordance with GAAP and applicable regulatory requirements.
●
The

Strategic

Planning

Director

is

responsible

for

the

development

of

the

Corporation’s

strategic

and

business

plan,

by
coordinating

and

collaborating

with

the

executive

team

and

all

corporate

bodies

concerned

with

the

strategic

and

business
planning process.
●
The Investors Relations and Capital Planning

Officer is responsible for improving

the effective communication with

investors,
while

enhancing

the

Corporation’s

capital

plan

based

on

the

stress

test

processes

and

proactively

managing

capital.

The
Investor

Relations

and

Capital

Planning

Officer

works

with

the

Treasury,

ALM

and

Financial

Analysis,

Corporate

Credit

Risk,

and

Strategic

Planning

units

in

order

to

follow

a

holistic

approach

to

proactively

manage

risk

and

returns

for
shareholders under the stress testing framework.

●
The ERM and Operational Risk Director is responsible for

driving the identification, assessment, measurement, mitigation

and
monitoring of key risks throughout the Corporation. The ERM and

Operational Risk Director promotes and instills a culture of risk

control,

identifies

and

monitors

the

resolution

of

major

and

critical

operational

risk

issues

across

the

Corporation,

and
serves

as

a

key

advisor

to

business

executives

with

regards

to

risk

exposure

to

the

organization,

corrective

actions

and
corporate

policies

and

best

practices

to

mitigate

risks.

The

Financial

and

Model

Risk

Manager,

IT

Risk

Manager,

Retail
Quality Assurance Manager,

Regulatory Affairs

Manager and Corporate

Risk Managers assist

the ERM and

Operational Risk
Director in the monitoring of key risks and oversight of risk management practices.
●
The

Compliance

Director

is

responsible

for

oversight

of

regulatory

compliance.

The

Compliance

Director

maintains

an
inventory of applicable regulations, implements an enterprise-wide compliance risk assessment, and monitors compliance with
significant

regulations.

The Compliance

Director

is responsible

for

building

awareness

of,

and

educating

business units

and
subsidiaries on, regulatory risks.
●
The General

Counsel is

responsible

for

the oversight

of legal

risks, including

matters such

as contract

structuring,

litigation
risk,

and

all

legal-related

aspects.

The

Corporate

Affairs

Officer

assists

the

General

Counsel

with

various

legal

areas,
including, but not limited, to SEC reporting matters, insurance coverage and liability, and contract

structuring.
●
The Chief

Information

Officer

(“CIO”)

is responsible

for overseeing

technology

services provided

by IT

vendors including:
(i) the

fulfillment of

contractual obligations

and responsibilities;

(ii) the

development

of policies

and standards

related to

the
technology;

(iii)

services

provided;

(iv)

billing

and

invoice

processing;

(v)

Service

Level

Agreement

(SLA)

metrics

and
compliance; and vi) the Business Continuity Strategy.
●
The Corporate

Security Officer

(“CSO”) is

responsible for

the oversight

of information

security policies

and procedures,

and
the ongoing

monitoring

of existing

and new

vendors’ due

diligence for

information security.

In addition,

the CSO

identifies
risk factors, and determines solutions to security needs.

Liquidity Risk and Capital Adequacy,

Interest Rate Risk, Credit Risk, Operational Risk,

Legal and Compliance Risk and
Concentration Risk Management
The

following

discussion

highlights

First

BanCorp.’s

adopted

policies

and

procedures

for

liquidity

risk

and

capital

adequacy,
interest rate risk, credit risk, operational risk, legal and compliance risk,

and concentration risk.
Liquidity Risk and Capital Adequacy
Liquidity

risk

involves

the

ongoing

ability

to

accommodate

liability

maturities

and

deposit

withdrawals,

fund

asset growth

and
business operations,

and meet

contractual obligations

through unconstrained

access to funding

at reasonable

market rates. Liquidity
management

involves

forecasting

funding

requirements

and

maintaining

sufficient

capacity

to

meet

liquidity

needs

and
accommodate

fluctuations

in

asset

and

liability

levels

due

to

changes

in

the

Corporation’s

business

operations

or

unanticipated
events.

The Corporation

manages liquidity

at two

levels. The

first is

the liquidity

of the

parent company,

which is

the holding

company
that owns

the banking

and non-banking

subsidiaries.

The second

is the

liquidity of

the banking

subsidiary.

During the

year

ended
December 31, 2021, the

Corporation continued to pay

quarterly interest payments on

the subordinated debentures

associated with its
TRuPs, the

monthly dividend

income on

its non-cumulative

perpetual monthly

income preferred

stock, and

quarterly dividends

on
its

common

stock.

In

addition, since

the

inception of

the

$300

million stock

repurchase program through

December 31,

2021, the
Corporation has repurchased 16.74 million

shares at

a

cost of

$213.9 million and

redeemed all of

its outstanding shares of

Series A
through E

Preferred

Stock for

its liquidation

value of

$36.1 million.

The

Asset

and

Liability

Committee

of

the

Corporation’s

Board

of

Directors

is

responsible

for

overseeing

management’s
establishment

of

the

Corporation’s

liquidity

policy,

as

well

as

approving

operating

and

contingency

procedures

and

monitoring
liquidity on an ongoing basis. The

MIALCO, which reports to the Board

of Directors’ Asset and Liability Committee,

uses measures
of liquidity developed by management that involve

the use of several assumptions to review the Corporation’s

liquidity position on a
monthly basis. The MIALCO oversees liquidity management, interest rate risk, and other related matters.

The MIALCO is composed of

senior management officers,

including the Chief Executive Officer,

the Chief Financial Officer,

the
Chief Risk

Officer,

the Business

Group

Director,

the Strategy

Management Director,

the Treasury

and Investments

Risk Manager,
the Financial Planning and ALM Director

,

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
flexibility,

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

basis.
The Corporation

manages its

liquidity in

a proactive

manner,

in an

effort to

maintain a

sound liquidity

position. It

uses multiple
measures

to

monitor

the

liquidity

position,

including

core

liquidity,

basic

liquidity,

and

time-based

reserve

measures.

As

of
December 31,

2021, the

estimated core

liquidity reserve

(which includes

cash and

free liquid

assets) was

$5.6 billion,

or 27.0%

of
total

assets,

compared

to

$4.1

billion,

or

21.6%

of

total

assets

as

of

December

31,

2020.

The

basic

liquidity

ratio

(which

adds
available secured lines of credit to the core liquidity)

was approximately 32.7% of total assets as of December 31,

2021, compared to
27.9% of total

assets as of

December

31, 2020.

As of December

31, 2021, the

Corporation had $1.2

billion available

for additional
credit from the

FHLB. Unpledged liquid

securities, mainly fixed-rate

MBS and U.S. agency

debentures, amounted to

approximately
$3.1

billion as of

December 31, 2021.

The Corporation does

not rely on

uncommitted inter-bank

lines of credit

(federal funds lines)
to fund its

operations and does

not include them

in the basic liquidity

measure. As of

December 31, 2021,

the holding company

had
$20.8

million

of

cash

and

cash

equivalents.

Cash

and

cash

equivalents

at

the

Bank

level

as

of

December

31,

2021

were
approximately $2.5

billion. The Bank

had $100.4

million in brokered

CDs as of

December 31, 2021,

of which approximately

$63.6
million

mature

over

the

next

twelve

months.

In

addition,

the

Corporation

had

non-maturity

brokered

deposits

totaling

$247.5
million as of

December 31, 2021.

Liquidity at the

Bank level is

highly dependent

on bank deposits,

which fund

86% of the

Bank’s
assets (or 85%, excluding brokered CDs).
Furthermore, as

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
of financial

condition. As

of December

31, 2021,

the Corporation’s

commitments to

extend credit

amounted to

approximately $2.3
billion,

of

which

$1.2

billion

related

to

credit

card

loans.

Commercial

and

financial

standby

letters

of

credit

amounted

to
approximately $151.1 million. Commitments

to extend credit are agreements

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
The

Corporation

engages

in

the ordinary

course

of business

in

other

financial

transactions

that

are not

recorded

on the

balance
sheet,

or

may

be

recorded

on

the

balance

sheet

in

amounts

that

are

different

from

the

full

contract

or

notional

amount

of

the
transaction and thus,

affecting the Corporation’s

liquidity position.

These transactions are

designed to (i)

meet the financial needs

of
customers, (ii) manage the

Corporation’s credit,

market and liquidity risks, (iii)

diversify the Corporation’s

funding sources, and (iv)
optimize capital.

In addition to the

aforementioned off-balance

sheet debt obligations

and unfunded commitments

to extend credit,

the Corporation
has obligations and commitments to make future

payments under contracts, amounting to approximately

$3.3 billion as of December
31,

2021.

Our

material

cash requirements

comprise

primarily

of

contractual

obligations

to

make

future

payments

related

to

time

deposits,

short-term

borrowings,

long-term

debt,

and

operating

lease

obligations.

We

also

have

other

contractual

cash

obligations
related

to

certain

binding

agreements

we

have

entered

into

for

services

including,

outsourcing

of

technology

services,

security,
advertising and

other services

which are

not material

to our

liquidity needs.

We

currently anticipate

that our

available funds,

credit
facilities, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Off-balance sheet

transactions are continuously

monitored to consider

their potential impact

to our liquidity

position and changes
are applied to the balance between sources and uses of funds as deemed appropriate to maintain a sound liquidity position.
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

As of December

31, 2021,

the amounts of

brokered CDs had

decreased by

$115.8 million

to $100.4

million from brokered

CDs of
$216.2 million

as of

December 31,

2020.

Non-maturity brokered

deposits, such

as money

market accounts

maintained by

a deposit
broker,

increased in

2021 by

$22.0 million

to $247.5

million as

of December

31, 2021.

Consistent with

its strategy,

the Corporation
has

been

seeking

to

add

core

deposits.

As

of

December

31,

2021,

the

Corporation’s

deposits,

excluding

brokered

deposits

and
government deposits,

increased by $1.4 billion to $14.2

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
Deposits
The following table presents the composition of total deposits as of the indicated

dates:
Weighted Average

Cost as of
As of December 31,
December 31, 2021
2021 2020
(Dollars in thousands)
Interest-bearing savings accounts 0.14% $ 4,729,387 $ 4,088,969
Interest-bearing checking accounts 0.15% 3,492,645 3,651,806
CDs 0.86% 2,535,349 3,030,485
Interest-bearing deposits 0.31% 10,757,381 10,771,260
Non-interest-bearing deposits 7,027,513 4,546,123
Total $ 17,784,894 $ 15,317,383
Interest-bearing deposits:
Average balance

outstanding
$ 10,940,542 $ 8,488,076
Non-interest-bearing deposits:
Average balance

outstanding
$ 6,063,715 $ 3,318,945
Weighted average

rate during
the period on interest-bearing deposits 0.38% 0.81%
Estimate of

Uninsured

Deposits

-
At December

31,

2021 and

2020,

the estimated

amount of

uninsured

deposits totaled

$8.9

billion
and $6.8

billion, respectively,

generally representing

the portion

of deposits

in domestic

offices that

exceed the

FDIC insurance

limit
of $250,000

and amounts

in any

other uninsured

deposit account.

The amount

of uninsured

deposits is

calculated based

on the

same
methodologies and assumptions used for our bank regulatory reporting requirements.

The following table presents by contractual maturities the amount of U.S. time deposits in excess of FDIC insurance limits
(over $250,000) and other time deposits that are otherwise uninsured as of December 31, 2021:
(In thousands)
3 months
or less
3 months to
6 months
6 months to
1 year
Over 1
year Total
U.S. time deposits in excess of FDIC insurance
limits
(1)
$ 233,079 $ 104,043 $ 184,501 $ 179,085 $ 700,708
Other uninsured deposits
$ 23,378 $ 9,911 $ 14,881 $ 4,917 $ 53,087
(1)
Exclude $100.4 million

of CDs

issued to deposit

brokers in the

form of large

certificates of deposits

that are generally

participated out

by brokers in

shares of less

than the FDIC
insurance limit.
Brokered

CDs

– Total

brokered CDs decreased

during 2021

by $115.8

million to $100.4

million as of

December 31, 2021,

compared
to $216.2 million as of December 31, 2020.

The average remaining term to maturity of the brokered CDs outstanding as of December 31, 2021 was approximately 1.2 years.

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
Government deposits

– As of

December 31,

2021, the Corporation

had $2.7 billion

of Puerto Rico

public sector deposits

($2.5 billion
in transactional accounts and $173.7 million

in time deposits), compared to $1.8 billion

as of December 31, 2020. Approximately

19%
of

the

public

sector

deposits

as

of

December

31,

2021

was

from

municipalities

and

municipal

agencies

in

Puerto

Rico

and

81%
was from

public

corporations,

the

central

government

and

agencies,

and

U.S.

federal

government

agencies

in

Puerto

Rico.

The
increase was primarily

related to the

funding of

certain operational

reserve accounts

of PREPA

to operate

Puerto Rico’s

electric grid,
as well as

increases in the

balance of transactional

deposit accounts of

certain municipalities in

connection with the

American Rescue
Plan Act (“ARPA”)

funding for states and local governments.

In

addition,

as

of

December

31,

2021,

the

Corporation

had

$568.4

million

of

government

deposits

in

the

Virgin

Islands

region
(December

31,

2020

- $280.2

million)

and

$9.6

million

in

the

Florida

region.

(December

31,

2020

-

$9.7

million).

The increase

in
government deposits in

the Virgin

Islands region also

reflects the effect

of ARPA

federal funds received

by the central

government in
the second quarter of 2021.
Retail deposits
– The

Corporation’s

deposit products

also include

regular savings

accounts, demand

deposit accounts,

money market
accounts,

and

retail

CDs.

Total

deposits,

excluding

brokered

deposits

and

government

deposits,

increased

by

$1.4

billion

to

$14.2
billion from

a balance of

$12.8 billion as

of December 31,

2020, reflecting

increases of $1.1

billion in the

Puerto Rico region,

$196.2
million

in

the

Florida

region,

and

$98.1

million

in

the

Virgin

Islands

region.

On

a

deposit

type

basis,

the

increase

was

primarily
reflected

in both

commercial

and

retail demand

deposits,

partially

offset

by a

decrease

in retail

CDs. The

BSPR system

conversion
resulted in a

net reclassification

of approximately

$724 million

in balances from

interest-bearing demand

deposits, and certain

saving
products, to non-interest-bearing products at the time of conversion on July

12, 2021.

Refer to “Net Interest Income”

above for information about

average balances of interest-bearing

deposits, and the average interest

rate
paid on deposits for the years ended December 31, 2021 and 2020.

Borrowings

As of December 31, 2021, total borrowings amounted to $683.8 million, compared to $923.8 million
as of December 31, 2020.

The following table presents the composition of total borrowings as of the dates indicated:
Weighted Average

Rate as of

As of December 31,
December 31, 2021 2021 2020
(Dollars in thousands)
Securities sold under agreements

to repurchase
3.35% $ 300,000 $ 300,000
Advances from FHLB 2.16% 200,000 440,000
Other borrowings 2.80% 183,762 183,762
Total $ 683,762 $ 923,762
Weighted average

rate during

the period
2.78% 2.47%
Securities

sold

under

agreements

to

repurchase

-
The

Corporation’s

investment

portfolio

is

funded

in

part

with

repurchase
agreements.

The

Corporation’s

outstanding

securities

sold

under

repurchase

agreements

amounted

to

$300

million

as

of

each

of
December 31,

2021 and

2020, respectively.

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
As of

December 31,

2021, the

outstanding balance

of long-term

fixed rate

FHLB advances

was $200.0

million, compared

to $440.0
million as of

December 31, 2020.

As of December

31, 2021, the

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
debentures

issued

by

the

Corporation

in

April

2004

and

the

$125

million

issued

in

September

2004

mature

on

June

17,

2034

and
September

20,

2034,

respectively;

however,

under

certain

circumstances,

the

maturity

of

the

subordinated

debentures

may

be

shortened (such shortening would result in a mandatory

redemption of the variable-rate TRuPs). The Collins Amendment of the Dodd-
Frank

Act

eliminated

certain

TRuPs

from

Tier

1

Capital.

Bank

holding

companies,

such

as

the

Corporation,

were

required

to

fully
phase out

these instruments

from Tier

I capital

by January

1, 2016;

however,

they may

remain in

Tier 2

capital until

the instruments
are redeemed or mature.
As of

each of

December 31,

2021

and 2020,

the Corporation

had subordinated

debentures outstanding

in the

aggregate amount

of
$183.8

million.

As

of

December

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

still highly-
liquid, in

large part

because of

the sale

of mortgages

through guarantee

programs of

the FHA,

VA,

U.S. Department

of Housing

and
Urban Development

(“HUD”), FNMA, and

FHLMC. During

the year

ended December 31,

2021, the

Corporation sold approximately
$191.4

million of FHA/VA

mortgage loans to GNMA, which packages them into MBS.

In

addition,

the

FED

has

taken

several

steps to

promote

economic

and

financial

stability

in

response

to

the significant

economic
disruption

caused by

the COVID-19

pandemic.

These

actions are

intended

to stimulate

economic

activity

by reducing

interest

rates
and provide

liquidity to

financial markets

so that

participants have

access to

needed funding.

Federal funds

target rate

remained at

a
range of

0% to

0.25%, making

the Primary

Credit FED

Discount Window

Program a

cost-efficient

contingent source

of funding

for
the Corporation given

the highly-volatile market

conditions. Although

currently not in

use, as of

December 31, 2021,

the Corporation
had approximately $1.2 billion available for funding under the FED’s

BIC Program.

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

sell, or

hold the

Corporation’s

securities. Each
rating should be evaluated independently of any other rating.
Cash Flows
Cash and cash

equivalents were $2.5

billion as of

December 31, 2021,

an increase of

$1.0 billion when

compared to the

balance as
of December

31, 2020.

The following

discussion highlights

the major

activities and

transactions that

affected

the Corporation’s

cash
flows during 2021 and 2020:

Cash Flows from Operating Activities
First BanCorp.’s

operating assets and

liabilities vary significantly

in the normal course

of business due to

the amount and timing

of
cash flows.

Management believes

that cash

flows from

operations, available

cash balances,

and the

Corporation’s

ability to

generate
cash through

short and long-term

borrowings will be

sufficient to

fund the Corporation’

s

operating liquidity

needs for the

foreseeable
future.
For the years ended December

31, 2021 and 2020, net

cash provided by operating activities

was $399.7 million and

$297.7 million,
respectively.

Net cash generated

from operating

activities was higher

than reported

net income,

largely as

a result of

adjustments for

items such as deferred

income tax, depreciation,

and amortization, as

well as the cash

generated from sales of

loans held for sale,

and,
in 2020, the provision for credit losses expense.
Cash Flows from Investing Activities
The Corporation’s

investing activities primarily

relate to originating

loans to be

held for investment,

as well as

purchasing, selling,
and

repaying

available-for-sale

and

held-to-maturity investment

securities. For

the year

ended

December

31, 2021,

net cash

used in
investing

activities

was

$1.3

billion,

primarily

due

to

purchases

of

U.S.

agencies

investment

securities

and

liquidity

used

to

fund
commercial and

consumer loan

originations, partially

offset by

principal collected

on loans

and U.S.

agencies MBS

prepayments,

as
well as proceeds from U.S. agencies bonds called prior to

maturity, the bulk sale of

residential mortgage nonaccrual loans, and the sale
of criticized commercial and construction loans
.

For the year

ended December 31,

2020, net cash

used in investing

activities was $1.2

billion, primarily

resulting from purchases

of
U.S.

agencies,

MBS and

the funding

of

commercial

and

consumer

loan

originations,

partially

offset

by principal

collected

on loans
and

on

U.S. agencies

MBS prepayments,

proceeds from

U.S. agencies

bonds

that matured

or were

called

prior

to maturity,

and

the
excess of cash acquired in the BSPR acquisition over the cash consideration paid at closing.

Cash Flows from Financing Activities
The Corporation’s

financing activities

primarily

include the

receipt of

deposits and

the issuance

of brokered

CDs, the

issuance of
and payments

on long-term

debt, the

issuance of

equity instruments,

return of

capital, and

activities related

to its

short-term funding.
For

the

year

ended

December 31,

2021,

net

cash

provided

by

financing

activities

was $1.9

billion,

mainly

reflecting an

increase

in
non-brokered deposits, partially offset

by dividends paid on common and preferred

stock, repurchases of common and preferred

stock,
and repayment of matured FHLB advances and brokered CDs.
For the

year ended

December 31,

2020, net

cash provided by

financing activities

was $1.8

billion, mainly

reflecting an

increase in
non-brokered

deposits

and,

to

a

lesser

extent,

proceed

from

the

early

cancellation

of

long-term

reverse

repurchase

agreements

that
were previously

offset against

variable-rate repurchase

agreements, partially

offset by

dividends paid

on common and

preferred stock
and repayment of matured FHLB advances.

Capital
As of December 31, 2021, the Corporation’s

stockholders’ equity was $2.1 billion, a decrease

of $173.4 million from December 31,
2020. The decrease

was driven by

the approximately $317.8

million of capital

returned to the

Corporation’s

stockholders during 2021
consisting of:

(i) the

repurchase of

16.7 million

shares of

common stock

for a

total purchase

price of

approximately $213.9

million;
(ii) common

and preferred

stock dividends

totaling $67.8

million; and

(iii) the

redemption of

all of

its outstanding

shares of

Series A
through E

Preferred Stock

for its total

liquidation value

of $36.1

million. The

decrease in

total stockholders’

equity also

included the
effect of

a $139.5

million decrease

in Other

Comprehensive Income

mostly attributable

to the

decrease in

the fair

value of

available-
for-sale investment

securities. These variances

were partially offset

by earnings generated

during 2021.

The Corporation

increase its
common stock dividend

twice during 2021,

increasing the quarterly

dividend rate from

$0.05 in the fourth

quarter of 2020

to $0.07 in
the first

quarter of

2021 and

$0.10 in

the fourth

quarter of

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

repurchases,

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

As of December

31, 2021,
the

Corporation

had

remaining

authorization

to repurchase

approximately

$50

million

of common

stock under

the

stock repurchase
program.
During

the first

quarter

of 2022,

the Corporation

repurchased

3.4

million

shares of

common

stock for

the

remaining $50

million
authorized under the aforementioned

$300 million stock repurchase

program.

The Parent Company has

no operations and depends

on
dividends,

distributions

and

other

payments

from

its

subsidiaries

to

fund

dividend

payments,

stock

repurchases,

and

to

fund

all
payments on its obligations, including debt obligations.
Set forth below are First BanCorp.'s and FirstBank's regulatory capital ratios as of December 31, 2021 and 2020:
Banking Subsidiary
To be well
capitalized -
thresholds First BanCorp.

(1)
FirstBank
(1)
As of December 31,

2021
Total capital ratio (Total

capital to risk-weighted assets)
20.50% 20.23% 10.00%
CET1 capital ratio

(CET1 capital to risk-weighted assets)

17.80% 18.12% 6.50%
Tier 1 capital ratio (Tier 1 capital to risk-weighted assets) 17.80% 19.03% 8.00%
Leverage ratio

10.14% 10.85% 5.00%
Banking Subsidiary
To be well
capitalized -
thresholds First BanCorp.

(1)
FirstBank
(1)
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

(
e.g.
, repurchases

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

As part

of its

response to

the impact

of COVID-19,

on March

31, 2020,

the federal

banking agencies

issued an

interim final

rule
that

provided

the

option

to

temporarily

delay

the

effects

of

CECL

on

regulatory

capital

for

two

years,

followed

by

a

three-year
transition period.

The interim final

rule provides that,

at the election

of a qualified

banking organization,

the initial impact

to retained
earnings

related

to

the

adoption

of

CECL

plus 25%

of

the

change

in

the

ACL

(excluding

PCD

loans)

from

January

1,

2020

to
December

31,

2021

will

be

delayed

for

two

years

and

phased-in

at 25%

per

year

beginning

on

January

1,

2022

over

a

three-year
period,

resulting

in

a

total

transition

period

of

five

years.

Accordingly,

as

of

December

31,

2021,

the

capital

measures

of

the
Corporation and

the Bank

shown in the

table above

excluded $64.8 million

that represents the

initial impact

to retained

earnings plus
25% of the increase in the ACL (as defined in the interim final rule)

from January 1, 2020 to December 31, 2021. The federal financial regulatory agencies may

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

The

following

table

is

a

reconciliation

of

the

Corporation’s

tangible

common

equity

and

tangible

assets,

non-GAAP
financial measures, to total equity and total assets, respectively,

as of December 31, 2021 and 2020, respectively:
December 31,

December 31,
(In thousands, except ratios and per share information) 2021 2020
Total equity

- GAAP
$ 2,101,767 $ 2,275,179
Preferred equity
- (36,104)
Goodwill
(38,611) (38,632)
Purchased credit card relationship intangible
(1,198) (4,733)
Core deposit intangible
(28,571) (35,842)
Insurance customer relationship intangible (165) (318)
Tangible common

equity
$ 2,033,222 $ 2,159,550
Total assets - GAAP
$ 20,785,275 $ 18,793,071
Goodwill
(38,611) (38,632)
Purchased credit card relationship intangible
(1,198) (4,733)
Core deposit intangible
(28,571) (35,842)
Insurance customer relationship intangible
(165) (318)
Tangible assets
$ 20,716,730 $ 18,713,546
Common shares outstanding
201,827 218,235
Tangible common

equity ratio
9.81% 11.54%
Tangible book

value per common share
$ 10.07 $ 9.90
The Banking Law

of the Commonwealth of

Puerto Rico requires that

a minimum of 10%

of FirstBank’s

net income for the

year be
transferred

to a

legal surplus

reserve

until such

surplus

equals the

total of

paid-in-capital on

common and

preferred stock.

Amounts
transferred

to

the

legal

surplus

reserve

from

retained

earnings

are

not

available

for

distribution

to

the

Corporation,

including

for
payment

as dividends

to the

stockholders,

without

the prior

consent

of the

Puerto Rico

Commissioner

of Financial

Institutions.

The
Puerto Rico Banking Law

provides that, when the

expenditures of a Puerto

Rico commercial bank are

greater than receipts, the excess
of

the

expenditures

over

receipts

must

be

charged

against

the

undistributed

profits

of

the

bank,

and

the

balance,

if

any,

must

be
charged against

the legal

surplus reserve,

as a

reduction thereof.

If the

legal surplus

reserve is

not sufficient

to cover

such balance

in
whole or

in part,

the outstanding

amount must

be charged

against the

capital account

and the

Bank cannot

pay dividends

until it

can
replenish the

legal surplus

reserve to

an amount

of at

least 20% of

the original

capital contributed.

During the

years ended

December
31, 2021 and

2020, the Corporation

transferred $28.3 million

and $11.7

million, respectively,

to the legal

surplus reserve. FirstBank’s
legal

surplus

reserve,

included

as

part

of

retained

earnings

in

the

Corporation’s

consolidated

statements

of

financial

condition,
amounted to $137.6 and $109.3 million as of December 31, 2021 and 2020, respectively.

Interest

Rate Risk

Management
First

BanCorp

manages

its

asset/liability

position

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
On a monthly

and/or quarterly basis, the

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

Corporation uses

several benchmarks

and market rate

curves in

the modeling

process, primarily
the

LIBOR/SWAP

curve,

Prime

Rate,

Treasury,

FHLB

rates,

brokered

CDs

rates,

repurchase

agreements

rates

and

the

30

years
mortgage commitment rate.
As

of

December

31,

2021,

the

Corporation

forecasted

the

12-month

net

interest

income

assuming

January

31,

2022

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

rates

and rate

compression

in

the
short term, along

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
The

Libor/Swap

curve

for

January

2022,

as

compared

to

December

2020,

reflected

a

27

basis

points

increase

in

the

short-term
horizon, between

one to 12

months, while market

rates increased by

126 basis points

in the medium

term, that is

between two

to five
years. In the

long-term, that is

over a five-year-time

horizon, market rates

increased by 93

basis points, as

compared to December

31,
2020

levels.

A

similar

pattern

on

market

rates

changes

were

observed

in

the

Treasury

curve

for

the

short,

medium,

and

long-term
horizons mentioned above with

a 26 basis points increase

in the short-term horizon, 123

basis points increase in the

medium term, and
65 basis points increase in the long-term horizon.

The following table presents the results of the simulations as of December 31, 2021 and 2020.

Consistent with prior years, these
exclude non-cash changes in the fair value of derivatives:
December 31, 2021 December 31, 2020
Net Interest Income Risk Net Interest Income Risk
(Projected for the next 12 months) (Projected for the next 12 months)
Static Simulation Growing Balance Sheet Static Simulation Growing Balance Sheet
(Dollars in millions) Change % Change Change % Change Change % Change Change % Change
+ 200 bps ramp $ 34.5 4.81% $ 39.1 5.17% $ 32.3 4.53% $ 36.0 4.96%
- 200 bps ramp $ (12.2) (1.70) % $ (13.5) (1.78) % $ (12.1) (1.69) % $ (13.9) (1.91) %
The Corporation continues

to manage

its balance

sheet structure

to control

and limit

the overall

interest rate

risk. As

of December
31,

2021,

the

simulations

showed

that

the

Corporation

continues

to

maintain

an

asset-sensitive

position.

The

Corporation

has
continued repositioning the balance

sheet and improving the

funding mix, mainly driven

by increasing the average

balance of interest-
bearing deposits

with low-rate

elasticity and non

-interest-bearing deposits,

and reductions

in brokered

CDs, time deposits,

and FHLB
Advances.

The above-mentioned

growth in

deposits, along

with proceeds

from loan

repayments, U.S.

agency bonds

that matured

or
were

called

prior

to

maturity

and

prepayments

of

US

agency

MBS,

that

have

been

reinvested

contributed

to

fund

the

continued
increase in the investment securities portfolio, while maintaining higher liquidity levels.

The increased

net interest

income sensitivity

for the +200bps

ramp as

compared to

December 31,

2020 was

driven by higher

cash
balances

with

short

term

repricing,

an

increase

in

the

investment

securities

portfolio

balance,

lower

prepayment

cash

flows

in

the
investment securities portfolio

due to the level

of securities purchased

during 2021 under a

low interest rate

environment as compared
to the higher

rates forecasted in

the short, medium

and long-term tenors,

and lower balances in

certificate of deposits.

The decrease in
net interest

income sensitivity

for the

-200bps ramp

under the

growing balance

sheet scenario

was driven

by the

current low

level of
interest

rates

that

resulted

in

reduced

prepayments

in

the

investment

securities

portfolio

lower

impact

from

short

term

repricing
categories.

Also, as

a result

of this

lower

rate environment,

near

floor levels,

a full

down parallel

movement of

-200bps will

not be
possible.

Taking

into consideration

the above-mentioned

facts for

modeling purposes,

as of December

31, 2021,

the net interest

income for
the

next

12

months

under

a

growing

balance

sheet

scenario

was

estimated

to

increase

by

$39.1

million

in

the

rising

rate

scenario,
compared to an

estimated increase of

$36.0 million as

of December 31,

2020.

Under the falling

rate, growing balance

sheet scenario,
the

net

interest

income

was

estimated

to

decrease

by

$13.5

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

cash if a referen

ce interest rate rises

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
Interest rate

swaps

– The

Corporation acquired

interest rate

swaps as

a result

of the

BSPR acquisition.

An interest

rate swap

is an
agreement between

two entities to

exchange cash flows

in the future.

The agreements acquired

from BSPR consist

of the Corporation
offering

borrower-facing

derivative

products using

a “back-to-back”

structure in

which the

borrower-facing

derivative transaction

is
paired with

an identical,

offsetting transaction

with an

approved dealer-counterparty.

By using

a back-to-back

trading structure,

both
the commercial

borrower and

the Corporation

are largely

insulated from

market risk

and volatil

ity.

The agreements

set the

dates on
which the cash flows

will be paid and

the manner in which the

cash flows will be

calculated. The fair value

s

of interest rate swaps

are
recorded as components

of other assets

in the Corporation’s

consolidated statements

of financial condition.

Changes in the

fair values
of

interest

rate

swaps,

which

occur

due

to

changes

in

interest

rates,

are

recorded

in

the

consolidated

statements

of

income

as

a
component of interest income on loans.
For detailed information regarding

the volume of derivative activities (
e.g.
, notional amounts), location

and fair values of derivative
instruments

in

the

consolidated

statements

of

financial

condition

and

the

amount

of

gains

and

losses

reported

in

the

consolidated
statements of

income, see

Note 34

- Derivative

Instruments and

Hedging

Activities, to

the audited

consolidated financial

statements
included in Item 8 of this Annual Report on Form 10-K.

The following tables summarize the fair value changes in the Corporation’s derivatives, as well as the sources of the fair values, as of or for the indicated dates or periods:
Asset Derivatives Liability Derivatives
Year

Ended
Year

Ended
(In thousands)
December 31, 2021 December 31, 2021
Fair value of contracts outstanding at the beginning of the year $ 2,482 $ (1,920)
Changes in fair value during the year (977) 742
Fair value of contracts outstanding as of December 31, 2021 $ 1,505 $ (1,178)
Sources of Fair Value
Payment due by Period
Maturity
Less Than
One Year
Maturity

1-3 Years
Maturity

3-5 Years
Maturity in
Excess of 5
Years
Total Fair
Value (In thousands)
As of December 31, 2021
Pricing from observable market inputs

- Asset Derivatives
$ 399 $ 8 $ - $ 1,098 $ 1,505
Pricing from observable market inputs - Liability Derivatives
(78) (8) - (1,092) (1,178)
$
321
$
-
$
-
$
6
$
327
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

2021

and

2020,

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

the Bank. See

“Liquidity Risk and Capital Adequacy” above for

further details. The Corporation manages its credit risk
through its

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

Chief Credit Officer,

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

As

of

December

31,

2021,

the

ACL

for

loans

and

finance

leases

was

$269.0

million,

down

$116.9

million

from

December

31,
2020.

The

decrease

in

the

ACL

for

loans

and

finance

leases

primarily

reflects

an

improvement

in

the

outlook

of

macroeconomic
variables to

which the

reserve is

correlated,

as well

as charge-offs

taken against

the previously-established

$20.9 million

reserve for
residential

mortgage

nonaccrual

loans

sold

in

the

third

quarter

of

2021.

Refer

to

Note

1

–

Nature

of

Business

and

Summary

of
Significant Accounting Policies, in the audited consolidated financial statements included in Item 8 of this Annual Report on

Form 10-
K, for additional information for description of the methodologies used by the Corporation to determine the ACL.
The ratio

of the

ACL for

loans and

finance leases

to total

loans held

for investment

decreased to

2.43% as

of December

31, 2021,
compared to

3.28% as

of December

31, 2020.

On a

non-GAAP basis,

excluding SBA

PPP loans,

the ratio

of the

ACL for

loans and
finance leases to adjusted total

loans held for investment was 2.46%

as of December 31, 2021, compared

to 3.39% as of December 31,
2020.

For

the

definition

and

reconciliation

of

this

non-GAAP

financial

measure,

refer

to

the

discussion

in

“Basis

of

Presentation”
below. An explanation

of the change for each portfolio follows:
●
The

ACL

to

total

loans

ratio

for

the

residential

mortgage

portfolio

decreased

from

3.42%

as

of

December

31,

2020

to
2.51% as of

December 31, 2021.

The reduction is mainly

related to the bulk

sale of residential mortgage

nonaccrual in the
third quarter, as well as reductions related to

the improvement in the outlook of macroeconomic variables.
●
The

ACL to

total

loans

ratio

for

the

commercial

mortgage

portfolio

decreased

from

4.90% as

of

December

31,

2020

to
2.43%

as of December 31, 2021,

primarily reflecting an improvement

in the outlook of macroeconomic

variables to which

the

reserve

is

correlated,

including

improvements

in

the

commercial

real

estate

price

index

and

unemployment

rate
forecasts.

●
The ACL to total

loans ratio for the

commercial and industrial portfolio

increased slightly from 1.18%

as of December 31,
2020

to

1.19%

as

of

December

31,

2021.

On

a

non-GAAP

basis,

excluding

SBA

PPP

loans,

the

ratio

of

the

ACL

for
commercial

and

industrial

loans

to

adjusted

total

commercial

and

industrial

loans

held

for

investment

was

1.25%

as

of
December 31, 2021, compared

to 1.36% as of December

31, 2020, primarily reflecting the

effect of an improvement

in the
outlook

of

macroeconomic

variables

to

which

the

reserve

is

correlated,

including

improvements

in

unemployment

rate
forecasts and overall continued growth of gross domestic product in the U.S. mainland.

●
The ACL

to total

loans ratio

for the

construction loan

portfolio increased

from 2.53%

as of

December 31,

2020 to

2.91%
as

of

December

31,

2021,

primarily

reflecting

the

effect

of

updated

borrowers’

financial

metrics,

partially

offset

by

the
release of the

reserve previously-established

for the $6.0

million nonaccrual construction

loan repaid in

the first quarter

of
2021.
●
The ACL to

total loans ratio

for the consumer

loan portfolio decreased

from 4.33% as

of December

31, 2020

to 3.57% as
of

December

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

was 242.99%

as of

December 31,
2021, compared to 188.16% as of December 31, 2020.

Substantially all of

the Corporation’s

loan portfolio is

located within the

boundaries of the

U.S. economy.

Whether the collateral

is
located in

Puerto Rico,

the U.S.

and British

Virgin

Islands, or

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

to $269.0

million as

of December

31,

2021, or
2.43% of

total loans,

compared with

$385.9 million,

or 3.28%

of total

loans, as

of December

31, 2020.

See “Results

of Operation

-
Provision for Credit Losses” above for additional information.

The following table sets forth an analysis of the activity in the ACL for loans and finance leases during the periods indicated:
Year Ended December

31,
2021 2020 2019 2018 2017
(Dollars in thousands)
Allowance for credit losses for loans and finance leases,

beginning of year
$ 385,887 $ 155,139 $ 196,362 $ 231,843 $ 205,603
Impact of adopting CECL - 81,165 - - -
Initial allowance on PCD loans - 28,744 - - -
Provision for credit losses - (benefit) expense:
Residential mortgage (1) (16,957) 22,427 14,091 13,202 50,744
Commercial mortgage (2) (55,358) 81,125 (1,697) 23,074 30,054
Commercial and Industrial (3) (8,549) 6,627 (13,696) (8,440) 1,018
Construction (4) (1,408) 2,105 (1,496) 7,032 4,835
Consumer and finance leases (5) 20,552 56,433 43,023 24,385 57,603
Total provision for credit losses

- (benefit) expense
(6)
(61,720) 168,717 40,225 59,253 144,254
Charge-offs:
Residential mortgage (33,294) (11,017) (22,742) (24,775) (28,186)
Commercial mortgage (1,494) (3,330) (15,088) (23,911) (39,092)
Commercial and Industrial (1,887) (3,634) (7,206) (9,704) (19,855)
Construction (87) (76) (391) (8,296) (3,607)
Consumer and finance leases (43,948) (46,483) (52,160) (50,106) (44,030)
Total charge offs (80,710) (64,540) (97,587) (116,792) (134,770)
Recoveries:
Residential mortgage 4,777 1,519 2,663 3,392 2,437
Commercial mortgage 281 1,936 398 7,925 270
Commercial and Industrial 6,776 3,192 3,554 1,819 5,755
Construction 163 184 665 334 732
Consumer and finance leases 13,576 9,831 8,859 8,588 7,562
Total recoveries 25,573 16,662 16,139 22,058 16,756
Net charge-offs (55,137) (47,878) (81,448) (94,734) (118,014)
Allowance for credit losses for loans and finance leases,

end of year
$ 269,030 $ 385,887 $ 155,139 $ 196,362 $ 231,843
Allowance for credit losses for loans and finance leases to

year-end total

loans held for investment 2.43% 3.28% 1.72% 2.22% 2.62%
Net charge-offs to average loans outstanding

during the year
0.48% 0.48% 0.91% 1.09% 1.33%
Provision for credit losses - (benefit) expense for loans and finance leases to net charge-offs

during the year -1.12x 3.52x 0.49x 0.63x 1.22x
Provision for credit losses - (benefit) expense for loans and finance leases to net charge-offs
during the year, excluding the effect of

the hurricane-related reserve releases/charges
in 2019, 2018 and 2017 (7) -1.12x 3.52x 0.57x 0.80x 0.62x
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
Net of loan loss reserve releases

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
Net of loan reserve releases of

$3.0 million and $8.4 million

for the years ended December 31,

2019 and 2018, respectively,

associated with revised estimates of

the effects of Hurricanes

Irma and
Maria. For the year ended December 31, 2017, includes a charge to the provision of $25.0 million associated with the effects of Hurricanes Irma and Maria.
(6)
Net of loan reserve releases of $6.4 million and $16.9

million for the years ended December 31, 2019 and 2018,

respectively, associated with revised estimates

of the effects of Hurricanes Irma and
Maria. For the year ended December 31, 2017, includes a provision of $71.3 million associated with the effects of Hurricanes Irma and Maria.
(7) Non-GAAP financial measure, see "Basis of Presentation" below for a reconciliation of this measure.

The following table sets forth information concerning the allocation of the Corporation’s

ACL for loans and finance leases by loan
category and the percentage of loan balances in each category to the total of such loans as of the dates indicated:
As of December 31, 2021 2020 2019 2018 2017
Amount
Loan
portfolio
to total
loans Amount
Loan
portfolio
to total
loans Amount
Loan
portfolio
to total
loans Amount
Loan
portfolio
to total
loans Amount
Loan
portfolio
to total
loans
(Dollars in thousands)
Residential mortgage loans $
74,837 27% $ 120,311 30% $ 44,806 33% $ 50,794 36% $ 58,975 37%
Commercial mortgage loans
52,771 20% 109,342 19% 39,194 16% 55,581 17% 48,493 18%
Construction loans
4,048 1% 5,380 2% 2,370 1% 3,592 1% 4,522 1%
Commercial and Industrial loans
34,284 26% 37,944 27% 15,198 25% 32,546 24% 48,871 24%
Consumer loans and finance leases
103,090 26% 112,910 22% 53,571 25% 53,849 22% 70,982 20%
$
269,030 100% $

385,887
100% $

155,139
100% $

196,362
100% $

231,843
100%

The following table sets forth information concerning the composition of the

Corporation's loan portfolio and related ACL as of
December 31, 2021 and 2020 by loan category:
As of December 31, 2021
Residential
Mortgage Loans
Commercial
Mortgage Loans C&I Loans
Consumer and
Finance Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$ 2,978,895 $ 2,167,469 $ 2,887,251 $ 138,999 $ 2,888,044 $ 11,060,658

Allowance for credit losses
74,837 52,771 34,284 4,048 103,090 269,030

Allowance for credit losses to amortized cost
2.51
%
2.43
%
1.19
%
2.91
%
3.57
%
2.43
%
As of December 31, 2020
Residential
Mortgage Loans
Commercial
Mortgage Loans C&I Loans
Consumer and
Finance Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$ 3,521,954 $ 2,230,602 $ 3,202,590 $ 212,500 $ 2,609,643 $ 11,777,289

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
and

construction loans, unless

the

obligation is

unconditionally cancellable by

the

Corporation. The

ACL

for

off-balance sheet

credit
exposures is

adjusted as a

provision

for credit loss

expense. As

of December 31,

2021, the ACL for

off-balance

sheet credit

exposures was
$1.5

million, down

$3.6

million from

$5.1

million as

of

December 31,

2020.

The

decrease was

mainly

related to

improvements in
forecasted

macroeconomic

variables.
Allowance for Credit Losses for Held-to-Maturity

Debt Securities
As of December

31, 2021, the

held-to-maturity

securities

portfolio

consisted

of Puerto Rico

municipal

bonds. As of

December 31,

2021,
the ACL for

held-to-maturity

debt securities

was $8.6

million,

down $0.2

million from

$8.8 million

as of December

31, 2020.

The decrease
was mainly

related to

improvements in forecasted macroeconomic variables and the

repayment of certain

bonds during 2021,

partially
offset by

increases

related

to changes

in some

issuers’

financial

metrics

based on

their most

recent financial

statements.

Allowance

for Credit

Losses for

Available-for-Sale

Debt Securities
As of December 31, 2021, the

ACL for available-for-sale debt securities

was $1.1 million, down $0.2 million from $1.3 million as of
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
,

or

other

government-guaranteed
programs for residential mortgage loans. Furthermore,

as required by instructions in regulatory reports, loans past due

90 days and still
accruing

include

loans

previously

pooled

into

GNMA

securities

for

which

the

Corporation

has

the

option

but

not

the

obligation

to
repurchase loans

that meet

GNMA’s

specified delinquency

criteria (
e.g.
, borrowers

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

The following table presents non-performing assets as of the dates indicated:
December 31, December 31, December 31, December 31, December 31,
2021 2020 2019 2018 2017
(Dollars in thousands)
Nonaccrual loans held for investment:
Residential mortgage $ 55,127 $ 125,367 $ 121,408 $ 147,287 $ 178,291
Commercial mortgage (1) 25,337 29,611 40,076 109,536 156,493
Commercial and Industrial
(1)
17,135 20,881 18,773 30,382 85,839
Construction (1) 2,664 12,971 9,782 8,362 52,113
Consumer and finance leases 10,454 16,259 20,629 20,406 16,818
Total nonaccrual loans held for investment (1) 110,717 205,089 210,668 315,973 489,554
OREO 40,848 83,060 101,626 131,402 147,940
Other repossessed property 3,687 5,357 5,115 3,576 4,802
Other assets

(2)
2,850 - - - -
Total non-performing assets,

excluding nonaccrual

loans held for sale 158,102 293,506 317,409 450,951 642,296
Nonaccrual loans held for sale (1) - - - 16,111 8,290
Total non-performing assets,
including nonaccrual loans held for sale (3)(4) $ 158,102 $ 293,506 $ 317,409 $ 467,062 $ 650,586
Past due loans 90 days and still accruing
(5)(6)
$ 115,448 $ 146,889 $ 135,490 $ 158,527 $ 160,725
Non-performing assets to total assets

0.76% 1.56% 2.52% 3.81% 5.31%
Nonaccrual loans held for investment to
total loans held for investment 1.00% 1.74% 2.34% 3.57% 5.53%
Allowance for credit losses for loans and finance leases $ 269,030 $ 385,887 $ 155,139 $ 196,362 $ 231,843
Allowance for credit losses for loans and finance leases

to total nonaccrual loans held for investment 242.99% 188.16% 73.64% 62.15% 47.36%
Allowance for credit losses for loans and finance leases to

total nonaccrual loans held for investment,
excluding residential real estate loans 483.95% 484.04% 173.81% 116.41% 74.48%
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
(2)
Residential pass-through

MBS issued

by the

PRHFA

held as

part of

the available-for

-sale investment

securities portfolio

with an

amortized cost

of $3.6

million recorded

on the
Corporation's books at its fair value of $2.9 million.
(3)
Excludes PCD loans

previously accounted for

under ASC Subtopic

310-30 for which

the Corporation made

the accounting policy

election of maintaining

pools of loans

accounted
for under ASC

Subtopic 310-30

as “units of

account” both at

the time of

adoption of

CECL on January

1, 2020 and

on an ongoing

basis for credit

loss measurement.

These loans
accrete interest

income based

on the

effective interest

rate of

the loan

pools determined

at the

time of

adoption of

CECL and

will continue

to be

excluded from

nonaccrual loan
statistics as long as

the Corporation can reasonably

estimate the timing and

amount of cash flows

expected to be collected

on the loan pools.

The amortized cost of

such loans as of
December 31, 2021, 2020, 2019, 2018 and 2017 amounted to $117.5 million, $130.9 million, $136.7 million, $146.6

million and $158.2 million, respectively.
(4)
Nonaccrual loans exclude

$363.4 million, $393.3

million, $398.3 million,

$478.9 million and

$374.7 million of

TDR loans that

were in compliance

with the modified

terms and in
accrual status as of December 31, 2021, 2020, 2019, 2018

and 2017, respectively.
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
15 months delinquency mark, taking into consideration

the FHA interest curtailment process.

These balances include $46.6 million of residential

mortgage loans insured by the FHA
that were over 15 months delinquent as of December 31, 2021.
(6)
These include rebooked

loans, which were previously

pooled into GNMA securities,

amounting to $7.2

million, $10.7 million, $35.3

million, $43.6 million, and

$62.1 million as of
December 31,

2021, 2020,

2019, 2018,

and 2017,

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
December 31, December 31, December 31, December 31, December 31,
2021 2020 2019 2018 2017
(Dollars in thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage $ 39,256 $ 101,763 $ 97,214 $ 120,707 $ 147,852
Commercial mortgage (1) 15,503 18,733 23,963 44,925 128,232
Commercial and Industrial (2) 14,708 18,876 16,155 26,005 79,809
Construction (3) 1,198 5,323 2,024 6,220 14,506
Consumer and finance leases 10,177 15,081 19,483 19,366 16,122
Total nonaccrual loans held for investment 80,842 159,776 158,839 217,223 386,521
OREO 36,750 78,618 96,585 124,124 140,063
Other repossessed property 3,456 5,120 4,810 3,357 4,723
Other assets (4) 2,850 - - - -
Total non-performing assets, excluding nonaccrual loans
123,898 243,514 260,234 344,704 531,307
Nonaccrual loans held for sale (1) (2) (3) - - - 16,111 8,290
Total non-performing assets, including nonaccrual
held for sale
(5)
$ 123,898 $ 243,514 $ 260,234 $ 360,815 $ 539,597
Past-due loans 90 days and still accruing (6) $ 114,001 $ 144,619 $ 129,463 $ 153,269 $ 151,724
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage $ 8,719 $ 9,182 $ 10,903 $ 12,106 $ 22,110
Commercial mortgage 9,834 10,878 16,113 19,368 25,309
Commercial and Industrial 1,476 1,444 2,303 4,377 6,030
Construction (7) 1,466 7,648 7,758 2,142 37,607
Consumer 144 354 467 710 281
Total nonaccrual loans held for investment 21,639 29,506 37,544 38,703 91,337
OREO 3,450 4,411 4,909 6,704 6,306
Other repossessed property 187 109 146 76 26
Total non-performing assets $ 25,276 $ 34,026 $ 42,599 $ 45,483 $ 97,669
Past-due loans 90 days and still accruing $ 1,265 $ 2,020 $ 5,898 $ 5,258 $ 9,001
United States:
Nonaccrual loans held for investment:
Residential mortgage $ 7,152 $ 14,422 $ 13,291 $ 14,474 $ 8,329
Commercial mortgage - - - 45,243 2,952
Commercial and Industrial 951 561 315 - -
Consumer 133 824 679 330 415
Total nonaccrual loans held for investment 8,236 15,807 14,285 60,047 11,696
OREO 648 31 132 574 1,571
Other repossessed property 44 128 159 143 53
Total non-performing assets $ 8,928 $ 15,966 $ 14,576 $ 60,764 $ 13,320
Past-due loans 90 days and still accruing $ 182 $ 250 $ 129 $ - $ -
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
(4)
Residential pass-through MBS

issued by the

PRHFA held

as part of

the available-for-sale

investment securities portfolio

with an amortized

cost of $3.6

million recorded on

the Corporation's
books at its fair value of $2.9 million.
(5)
Excludes PCD loans

previously accounted

for under ASC

Subtopic 310-30

for which the

Corporation made the

accounting policy

election of maintaining

pools of loans

accounted for

under
ASC Subtopic 310-30 as “units

of account” both at the

time of adoption of CECL on

January 1, 2020 and on

an ongoing basis for credit loss

measurement. These loans accrete

interest income
based on the effective interest

rate of the loan pools determined at

the time of adoption of CECL and will

continue to be excluded from nonaccrual

loan statistics as long as the

Corporation can
reasonably estimate

the timing

and amount

of cash flows

expected to

be collected on

the loan pools.

The amortized

cost of such

loans as of

December 31, 2021,

2020, 2019,

2018 and 2017
amounted to $117.5 million, $130.9 million,

$136.7 million, $146.6 million and $158.2 million, respectively.
(6)
These include rebooked

loans, which were previously

pooled into GNMA securities,

amounting to $7.2 million,

$10.7 million, $35.3

million, $43.6 million, and

$62.1 million as of

December
31,

2021,

2020,

2019,

2018,

and

2017,

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

$110.7

million

as

of

December

31,

2021.

This

represents

a

decrease

of

$94.4

million

from

$205.1
million as

of December

31, 2020.

The decrease

was primarily

related to

a $70.2

million reduction

in nonaccrual

residential mortgage
loans,

driven

by the

bulk

sale of

$52.5

million

of

nonaccrual residential

mortgage

loans

during

the

third

quarter

of

2021 as

further
described

below.

In

addition,

there

was

an

$18.3

million

decrease

in

nonaccrual

commercial

and

construction

nonaccrual

loans,
including through the repayment of

a $6.0 million construction loan relationship

in the Virgin

Islands region, the sale of a

$3.1 million
construction

loans

in

the

Puerto

Rico

region,

and

other

large

repayments

as

explained

below,

and

a

$5.8

million

decrease

in
nonaccrual consumer loans.

Nonaccrual commercial

mortgage loans decreased

by $4.3 million

to $25.3 million

as of December

31, 2021 from

$29.6 million as
of

December

31,

2020.

The

decrease

was

primarily

related

to

collections

of

approximately

$4.3

million

during

2021,

including

the
payoff of

two commercial mortgage

loan in the

Puerto Rico region

amounting to $2.4

million, charge-offs

and the transfer

of loans to
OREO,

partially

offset

by

inflows.

Total

inflows

of

nonaccrual

commercial

mortgage

loans

were

$5.1

million

for

the

year

ended
December 31, 2021, compared to $1.9 million for 2020.
Nonaccrual

commercial

and

industrial

loans

decreased

by

$3.8

million

to

$17.1

million

as

of

December

31,

2021

from

$20.9
million as of December 31, 2020. The decrease was mainly

related to collections of approximately $6.5 million during

2021, including
a paydown that reduced

by $1.4 million the carrying

value of a nonaccrual

commercial and industrial loan

in the Puerto Rico region, a
$1.2 million nonaccrual commercial and industrial

loan paid off in the Puerto Rico region,

and the transfer of loans to OREO, partially
offset

by

inflows.

Total

inflows of

nonaccrual

commercial

and

industrial

loans

were

$4.4

million

for

the

year

ended December

31,
2021, compared to $11.4 million for 2020.
Nonaccrual construction

loans decreased

by $10.3

million to

$2.7 million

as of

December 31,

2021, compared

to $13.0

million as
of

December

31,

2020.

The

decrease

was

primarily

related

to

the

aforementioned

$6.0

million

repayment

of

a

construction

loan
relationship in the Virgin

Islands region and the sale of a $3.1 million loan in the Puerto Rico region.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the
indicated periods:
Commercial
Mortgage
Commercial &
Industrial Construction Total
(In thousands)
Year ended

December 31, 2021
Beginning balance
$ 29,611 $ 20,881 $ 12,971 $ 63,463
Plus:
Additions to nonaccrual

5,090 4,367 23 9,480
Less:
Loans returned to accrual status
(2,376) (752) (319) (3,447)
Nonaccrual loans transferred to OREO
(1,011) (1,441) (252) (2,704)
Nonaccrual loans charge-offs
(1,433) (629) (86) (2,148)
Loan collections and others
(4,326) (6,471) (6,585) (17,382)
Reclassification
(218) 1,180 - 962
Nonaccrual loans sold, net of charge offs
- - (3,088) (3,088)
Ending balance

$ 25,337 $ 17,135 $ 2,664 $ 45,136
Commercial
Mortgage
Commercial &
Industrial Construction Total
(In thousands)
Year ended

December 31, 2020
Beginning balance
$ 40,076 $ 18,773 $ 9,782 $ 68,631
Plus:
Additions to nonaccrual
1,875 11,367 3,691 16,933
Less:
Loans returned to accrual status
(1,838) (1,291) - (3,129)
Nonaccrual loans transferred to OREO
(126) (263) - (389)
Nonaccrual loans charge-offs
(3,327) (3,600) (75) (7,002)
Loan collections and others
(6,373) (4,781) (427) (11,581)
Reclassification
(676) 676 - -
Ending balance

$ 29,611 $ 20,881 $ 12,971 $ 63,463

Nonaccrual residential

mortgage loans

decreased by

$70.3 million

to $55.1

million as

of December

31, 2021,

compared to

$125.4
million

as

of

December

31,

2020.

The

decrease

was

driven

by

the

aforementioned

bulk

sale

of

$52.5

million

of

nonaccrual

loans,
loans brought current and

restored to accrual status, as

well as collections, including

the repayment of two large

nonaccrual residential
mortgage

loans totaling

$3.9 million,

partially

offset

by

inflows. The

inflows

of nonaccrual

residential

mortgage

loans during

2021
were $33.5 million, a decrease of $0.2 million, compared to inflows of $33.7 million for 2020.

During

the

third

quarter

of

2021,

the

Corporation

sold

$52.5

million

of

non-performing

residential

mortgage

loans

and

related
servicing

advances

of

$2.0

million.

The

Corporation

received

$31.5

million,

or

58%

of

book

value

before

reserves,

for

the

$54.5
million

of non

-performing

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
Year

ended
Year

ended
December 31, 2021 December 31, 2020
(In thousands)
Beginning balance

$ 125,367 $ 121,408

Plus:
Additions to nonaccrual
33,543 33,735

Less:
Loans returned to accrual status

(15,918) (12,719)
Nonaccrual loans transferred to OREO
(8,058) (4,248)
Nonaccrual loans charge-offs
(26,735) (7,206)
Loan collections and others
(20,595) (5,603)
Reclassification

(962) -
Nonaccrual loans sold, net of charge-offs
(31,515) -
Ending balance

$ 55,127 $ 125,367
The amount

of nonaccrual

consumer loans,

including finance

leases, decreased

by $5.8

million to

$10.5

million as

December 31,
2021, compared to

$16.2 million as

of December 31,

2020. The decrease

was primarily in

auto loans, small

loans, and finance

leases,
driven by

collections and

charge-offs recorded

in 2021,

partially offset

by inflows.

The inflows

of nonaccrual

consumer loans

during
the year ended December 31, 2021

amounted to $37.6 million compared to inflows of $42.1 million in 2020.
As of

December

31,

2021,

approximately

$23.8

million

of the

loans

placed

in nonaccrual

status,

mainly

commercial

loans, were
current,

or

had

delinquencies

of

less

than

90

days

in

their

interest

payments,

including

$13.5

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

2021,

interest

income

of

approximately

$2.3

million

related

to

nonaccrual

loans

with

a
carrying value

of $37.3

million as

of December

31, 2021, mainly

nonaccrual construction

and commercial

loans, was applied

against
the related principal balances under the cost-recovery method.

Total

loans

in

early

delinquency

(
i.e.
, 30-89

days

past

due

loans,

as defined

in

regulatory

report

instructions)

amounted

to

$90.3
million as of December 31,

2021, a decrease of $58.5

million compared to $148.8 million

as of December 31, 2020.

The variances by
major portfolio categories follow:

●
Residential mortgage

loans in

early delinquency

decreased by

$32.3 million

to $34.2

million as

of December

31, 2021,

and
consumer

loans

in

early

delinquency

decreased

by

$6.3

million

to

$49.4

million

as

of

December

31,

2021.

The

decreases
reflect

the

combination

of

loans

brought

current

during

the

year

ended

December

31,

2021

and

loans

that

migrated

to
nonaccrual status.

●
Commercial and construction loans in early delinquency decreased by $19.2

million to $6.7 million as of December 31, 2021,
the decrease was primarily related to the refinancing of two matured commercial loans.

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

Annual

Report

on

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

The following table provides a breakdown between accrual and nonaccrual TDRs as of the indicated date:
As of December 31, 2021
(In thousands) Accrual Nonaccrual
(1)
Total TDRs
Conventional residential mortgage loans $ 237,627 $ 20,946 $ 258,573
Construction loans 1,845 458 2,303
Commercial mortgage loans 52,873 15,960 68,833
Commercial and Industrial loans 59,792 10,628 70,420
Consumer loans:
Auto loans 4,208 3,076 7,284
Finance leases 975 - 975
Personal loans 973 1 974
Credit cards 2,583 - 2,583
Consumer loans - Other 2,518 275 2,793
Total Troubled

Debt Restructurings
$ 363,394 $ 51,344 $ 414,738
(1)
Included in nonaccrual loans are $13.5 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status
until the restructured loans meet the criteria of sustained

payment performance under the revised terms for reinstatement to accrual status and are deemed fully
collectible.
Under the provisions

of the CARES

Act of 2020,

as amended by

the Consolidated Appropriations

Act, 2021 enacted

on December
27, 2020,

financial institutions

may permit

loan modifications

for borrowers

affected by

the COVID-19

pandemic through

January 1,
2022

without categorizing

the modifications

as TDRs, as

long as the

loans meet certain

conditions, including

the requirement that

the
loan

was

not

more

than

30

days

past

due

as

of

December

31,

2019.

As

of

December

31,

2021,

commercial

loans

totaling

$342.4
million,

or 3.10%

of the

balance of

the total

loan portfolio

held

for

investment, were

permanently

modified under

the provisions

of
Section 4013

of the

CARES Act

of 2020,

as amended

by Division

N, Title

V,

Section 541

of the

Consolidated

Appropriations

Act.
These

permanent

modifications

primarily

relate

to

commercial

borrowers

in

industries

with

longer

expected

recovery times,

mostly
hospitality,

retail

and

entertainment

industries.

With

respect

to

temporary

deferred

repayment

arrangements

established

in

2020

to
assist borrowers

affected by

the COVID-19

pandemic, as

of December

31, 2021,

all loans

previously modified

under such

programs
have completed their deferral period.

The OREO portfolio, which is

part of non-performing assets, decreased

by $42.2 million to $40.8 million

as of December 31, 2021,
compared

to

$83.0

million

as

of

December

31,

2020.

The

following

tables

show

the

composition

of

the

OREO

portfolio

as

of
December 31,

2021 and

2020, as

well as

the activity

of the

OREO portfolio

by geographic

area during

the year

ended December

31,
2021:
OREO Composition by Region

As of December 31,

2021
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 28,396 $ 489 $ 648 $ 29,533
Commercial 4,521 2,810 - 7,331
Construction 3,833 151 - 3,984
$ 36,750 $ 3,450 $ 648 $ 40,848
As of December 31, 2020
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 31,517 $ 870 $ 31 $ 32,418
Commercial 41,176 3,180 - 44,356
Construction 5,925 361 - 6,286
$ 78,618 $ 4,411 $ 31 $ 83,060
OREO Activity by Region

For the year ended December 31, 2021
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Beginning Balance $ 78,618 $ 4,411 $ 31 $ 83,060
Additions 17,798 669 882 19,349
Sales (52,649) (1,540) (265) (54,454)
Write-down adjustments (7,017) (90) - (7,107)
Ending Balance $ 36,750 $ 3,450 $ 648 $ 40,848

Net Charge-offs and Total

Credit Losses

Net

charge-offs

totaled

$55.1

million,

or

0.48%

of

average

loans,

for

the

year

ended

December

31,

2021,

compared

to

$47.9
million, or

0.48% of

average loans,

for the

year ended

December 31,

2020.

The bulk

sale of

nonaccrual

residential mortgage

loans
added $23.1

million

in net

charge-off

for the

year ended

December 31,

2021.

Excluding the

effect of

net charge

-offs related

to the
bulk sale, total net charge-offs in 2021 were $32.0

million, or 0.28% of average loans.

Residential

mortgage

loans

net

charge-offs

for

the

year

ended

December

31,

2021

were

$28.5

million,

or

0.87%

of

average
residential mortgage

loans, compared

to $9.5

million, or

0.30% of

average residential

mortgage loans,

for the

year ended

December
31, 2020. Excluding

the effect of net

charge-offs related

to the bulk sale, residential

mortgage loans net charge

-offs for the year

ended
December

31,

2021

were

$5.4

million,

or

0.17%

of

average

residential

mortgage

loans.

Approximately

$5.7

million

in

charge-offs
during

2021 resulted

from valuations

of collateral

dependent

residential

mortgage loans

given high

delinquency

levels, compared

to
$7.9 million in

2020. Also, the overall

level of charge-offs

for the portfolio decreased

during 2021 as

compared to 2020, as

a result of
improvements

in

the

credit

quality

indicators

for

the

residential

mortgage

loan

portfolio.

In

addition,

the

residential

mortgage

net
charge-offs

related to

foreclosures amounted

to $2.8

million during

the year

ended December

31, 2021,

compared to

$1.6 million

for
the same period of 2020, partially offsetting the aforementioned decreases.
Commercial mortgage

loan net charge

-offs were

$1.2 million, or

0.06% of average

commercial mortgage

loans, for the

year ended
December

31,

2021

compared

to

$1.4

million,

or

0.08%

of

average

commercial

mortgage

loans,

for

the

year

ended

December

31,
2020.

Commercial

and

industrial

loans

net

recoveries

for

the

year

ended

December

31,

2021

were

$4.9

million,

or

0.16%

of

average
commercial

and industrial

loans, compared

to net

charge-offs

of $0.4

million, or

0.02% of

average commercial

and industrial

loans,
for

2020.

Commercial

and

industrial

loan

loss

net

recoveries

for

2021

included

a

$5.2

million

recovery

in

connection

with

the
paydown of a nonaccrual commercial and industrial loan participation in the Puerto Rico region.
Construction loans net recoveries for

the year ended December 31, 2021

were $0.1 million, or 0.04%

of average construction loans,
compared to net recoveries of $0.1 million, or 0.06% of average construction loans, for 2020.
Net

charge-offs

of

consumer

loans

and

finance

leases

for

the

year

ended

December

31,

2021

were

$30.4

million,

or

1.11%

of
average

consumer loans

and finance

leases, compared

to $36.7

million, or

1.53% of

average consumer

loans and

finance leases,

for
2020. The decrease in 2021 was primarily reflected in the auto loans,

finance leases and small personal loans portfolios.
The following table shows the ratios of net charge-offs

(or recoveries) to average loans by loan category for the last five years:
For the year ended December 31,

2021 2020 2019 2018 2017
Residential mortgage
(1)
0.87% 0.30% 0.66% 0.67% 0.79%
Commercial mortgage

0.06% 0.08% 0.97% 1.03% 2.42%
Commercial and Industrial (0.16) % 0.02% 0.16% 0.38% 0.66%
Construction

(0.04) % (0.06) % (0.28) % 6.75% 2.05%
Consumer loans and finance leases

1.11% 1.53% 2.05% 2.31% 2.12%
Total loans
(1)
0.48% 0.48% 0.91% 1.09% 1.33%
(1)
For the year ended December 31,

2021, includes net charge-offs totaling

$23.1 million associated with the bulk

sale of residential nonaccrual loans and

related servicing advance
receivables. Excluding net

charge-offs associated

with the bulk

sale, residential

mortgage and total

net charge

offs to related

average loans

for the year

ended 2021 was

0.17%
and 0.28%, respectively.

The following table presents net charge-offs

(or recoveries) to average loans held in various portfolios by geographic segment for the last five years:
December 31, December 31, December 31, December 31, December 31,
2021 2020 2019 2018 2017
PUERTO RICO:
Residential mortgage
(1)
1.09% 0.39% 0.89% 0.86% 1.05%
Commercial mortgage 0.08% 0.26% 0.36% 1.23% 3.36%
Commercial and Industrial (0.30) % - % 0.39% 0.56% 0.96%
Construction

(0.05) % (0.11) % 0.54% 6.18% 6.38%
Consumer and finance leases 1.10% 1.51% 2.05% 2.31% 2.14%
Total loans
(1)
0.59% 0.62% 1.05% 1.28% 1.74%
VIRGIN ISLANDS:
Residential mortgage 0.06% 0.17% 0.30% 0.48% 0.11%
Commercial mortgage (0.23) % (0.18) % (0.25) % (0.14) % (0.13) %
Commercial and Industrial - % - % (1.60) % 0.16% (0.01) %
Construction

- % (0.04) % (0.13) % 14.00% (0.99) %
Consumer and finance leases 1.16% 0.65% 1.35% 2.70% 1.77%
Total loans 0.13% 0.13% (0.11) % 1.49% 0.10%
FLORIDA:
Residential mortgage (0.01) % - % (0.03) % 0.02% 0.04%
Commercial mortgage (0.01) % (0.48) % 2.67% 0.72% (0.01) %
Commercial and Industrial 0.10% 0.04% - % 0.01% - %
Construction

(0.04) % (0.05) % (0.79) % (0.84) % (0.74) %
Consumer and finance leases 2.15% 4.35% 2.98% 1.75% 1.69%
Total loans 0.07% - % 0.65% 0.22% 0.06%
(1)
For

the

year

ended

December

31,

2021,

includes

net

charge-offs

totaling

$23.1

million

associated

with

the

bulk

sale

of

residential

nonaccrual

loans

and

related

servicing

advance
receivables. Excluding net

charge-offs associated

with the bulk sale,

residential mortgage and

total net charge

offs to related

average loans for the

year ended 2021 was

0.21% and 0.34%,
respectively.

The above

ratios are

not necessarily

indicative of

the results

expected in

subsequent periods.

Total

net charge

-offs plus

losses on
OREO

operations

for

the

year

ended

December

31,

2021

amounted

to

$53.0

million,

or

0.46%

of

average

loans

and

repossessed
assets, compared to losses of $51.5 million, or a loss rate of 0.51%, for the year ended December 31, 2020.
The following table presents information about the OREO inventory and credit losses for the periods indicated:
Year Ended

December 31,
2021 2020
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential $ 29,533 $ 32,418
Commercial 7,331 44,356
Construction 3,984 6,286
Total $ 40,848 $ 83,060
OREO activity (number of properties):
Beginning property inventory 513 697
Properties acquired 167 120
Properties disposed (262) (304)
Ending property inventory 418 513
Average holding period (in days)
Residential 700 626
Commercial 2,018 2,170
Construction 2,115 2,151
Total average holding period (in days) 1,075 1,566
OREO operations gain (loss):
Market adjustments and gains (losses) on sale:
Residential $ 4,166 $ (29)
Commercial (1,182) (886)
Construction 820 (484)
Total gains (losses) on sales 3,804 (1,399)
Other OREO operations expenses (1,644) (2,199)
Net Gain (Loss) on OREO operations $ 2,160 $ (3,598)
(CHARGE-OFFS) RECOVERIES
Residential charge-offs, net $ (28,517) $ (9,498)
Commercial recoveries (charge-offs), net 3,676 (1,836)
Construction recoveries, net 76 108
Consumer and finance leases charge-offs, net (30,372) (36,652)
Total charge-offs, net (55,137) (47,878)
TOTAL CREDIT LOSSES
(1)
$ (52,977) $ (51,476)
LOSS RATIO PER CATEGORY
(2)
:
Residential 0.74% 0.30%
Commercial -0.05% 0.06%
Construction -0.48% 0.21%
Consumer 1.11% 1.53%
TOTAL CREDIT LOSS RATIO
(3)
0.46% 0.51%
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

controls, policies, and procedures

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

Group.
Concentration Risk
The Corporation conducts

its operations in

a geographically concentrated

area, as its main

market is Puerto

Rico. Of the total

gross
loan portfolio

held for investment

of $11.1

billion as of

December 31, 2021,

the Corporation had

credit risk of

approximately 79%

in
the Puerto Rico region, 18% in the United States region, and 3% in the Virgin

Islands region.
Update on the Puerto Rico Fiscal Situation

A significant

portion

of the

Corporation’s

business activities

and credit

exposure

is concentrated

in the

Commonwealth of

Puerto
Rico, which has experienced an economic and fiscal crisis for more than a decade.
Economic Indicators
According to

the latest

revised estimates

published by

the Puerto

Rico Planning

Board (“PRPB”)

in July

2021, Puerto

Rico’s

real
gross national product

(“GNP”) grew by 1.8%

during fiscal year

2019 (previously at

1.5%). Also, the

PRPB published its

preliminary
real

GNP

estimate

for

fiscal

year

2020,

suggesting

that

the

Puerto

Rico

economy

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
Fiscal Plan
On

January

27,

2022,

the

PROMESA

oversight

board

certified

the

2022

Fiscal

Plan

for

Puerto

Rico.

Similar

to

previous

fiscal
plans,

the

2022

Fiscal

Plan

incorporates

updated

information

related

to

the

macroeconomic

environment,

as

well

as

government
revenues,

expenditures,

structural

reform

efforts,

and

recent

increases

in

federal

funding.

More

importantly,

the

2022

Fiscal

Plan
reflects the Commonwealth

Plan of Adjustment

recently confirmed by

the U.S. District Court

for the District

of Puerto Rico.

Relative
to the

previous

fiscal plan,

the 2022

Fiscal Plan

incorporates a

new set

of expenditure

projections that

factor in

the now-established
debt

service

requirements

pursuant

to

the

Plan of

Adjustment,

as well

as additional

investments

enabled

by the

increased resources
available

to

the

government.

The

2022

Fiscal

Plan

prioritizes

resource

allocations

across

three

major

themes:

(i)

investing

in

the
operational capacity of

the government to deliver

services with Civil Service

Reform, (ii) prioritizing

obligations to current

and future
retirees, and (iii) creating a fiscally responsible post-bankruptcy government.
The

2022

Fiscal

Plan

contains

an

updated

macroeconomic

forecast

that

reflects

the

adverse

impact

of

the

pandemic-induced
recession at

the end of

fiscal year

2020, followed

by a

forecasted rebound

and recovery

in fiscal years

2021 through

2023. Similar

to

the

previous

fiscal

plan,

the

2022

Fiscal

Plan

incorporates

a

real

growth

series

that

was

adjusted

for

the

short-term

income

effects
resulting

from

the

extraordinary

unemployment

insurance

and

other

pandemic-related

direct

transfer

programs.

Specifically,

the
revised fiscal plan

estimates that Puerto

Rico’s GNP

will grow by

5.2% in the

current fiscal year

2022, followed by

a 0.6% growth

in
fiscal year

2023.

Excluding

the effect

on household

income from

the unprecedented

pandemic-related

federal government

stimulus,
the 2022 Fiscal Plan estimates that real GNP growth would be 2.6% and 0.9% in fiscal years 2022 and 2023, respectively.
Over the

past few

years, Puerto

Rico has

received an

infusion of

historical levels

of federal

support, creating

new opportunities

to
address

high

priority

needs.

The

2022

Fiscal

Plan

projects

that

approximately

$84

billion

of

disaster

relief

funding

in

total,

from
federal and

private sources,

will be disbursed

in the reconstruction

process over a

period of 18

years (2018 to

2035). Moreover,

since
the previous

fiscal plan

was certified

in 2021,

the Commonwealth’s

available resources

have significantly

increased principally

as a
result

of

two

major

developments:

(i)

incremental

federal

funding

for

health

care

as

a

result

of

the

recent

guidance

issued

by

the
Centers for

Medicare and

Medicaid Services

(“CMS”), which

increases the

federal funding

cap by

over $2

billion per

year,

and (ii)
improved local

revenue collections

as a

result of

a better-than-expected

recovery,

increased local

consumption and

economic activity
enabled by

enhanced income

support programs

(e.g. incremental

funding of

approximately $460

million for

the Nutrition

Assistance
Program). The 2022

Fiscal Plan provides

a roadmap to take

maximum advantage of

this unique opportunity,

create an environment

of
fiscal stability,

and develop the

conditions for long-term

growth and

economic development.

Nonetheless, the fiscal

plan continues to
underline the need to implement structural reforms to maximize the positive impact of federal recovery funds.
Debt Restructuring
After more

than four years

since the

Commonwealth entered

Title III,

on January

18, 2022,

the U.S.

District Court

for the

District
of

Puerto

Rico

(the

“Court”)

issued

an

order

to

confirm

the PoA

to

restructure

approximately

$35

billion

of

debt

and

other

claims
against the

Commonwealth of

Puerto Rico,

the PBA,

and the

ERS; and

more than

$50 billion

of pension

liabilities. According

to the
PROMESA

oversight

board,

the

Plan

of

Adjustment

provides

a

one-time

cash

payment

to

creditors,

as

well

as

the

issuance

of
approximately $7.4

billion in new

debt and

contingent value

instruments (“CVIs”),

among other

items. In

addition, the PoA

provides
certain

Commonwealth

employees

with

various

benefits.

Confirmation

of

the

PoA

marks

a

major

milestone

in

the

overall

debt
restructuring process and creates a foundation for Puerto Rico’s recovery and economic growth.
Key pending debt restructurings include

the PREPA,

for which the PROMESA oversight board

said in a status report filed with

the
Court

on

January

19,

2021,

that

it

intends

to

move

forward

with

the

settlement

set

forth

in

the

Restructuring

Support

Agreement
(“RSA”)

and

will

continue

efforts

to

propose

a

plan

of

adjustment

for

PREPA

by

the

end

of

March

2022;

however,

such

date

is
dependent

on

certain

factors

outside

the

government

parties’

control

that

might

push

the

filing

of

a

plan

into

the

second

quarter

of
2022.
Exposure to the Puerto Rico Government
As of December

31, 2021, the Corporation

had $360.1 million of

direct exposure to

the Puerto Rico government,

its municipalities,
and

public

corporations,

compared

to

$394.8

million

as

of

December

31,

2020.

As

of

December

31,

2021,

approximately

$187.8
million of the

exposure consisted of loans

and obligations of municipalities

in Puerto Rico that

are supported by assigned

property tax
revenues

and

for

which,

in

most

cases,

the

good

faith,

credit

and

unlimited

taxing

power

of

the

applicable

municipality

have

been
pledged to

their repayment,

and $122.8

million consisted

of municipal

revenue and

special obligation

bonds.

Approximately 61%

of
the Corporation’s

exposure to

Puerto Rico’s

government consisted

primarily of

senior priority

obligations concentrated

in four

of the
largest

municipalities

in

Puerto

Rico.

The

municipalities

are

required

by

law

to

levy

special

property

taxes

in

such

amounts

as

are
required for the payment

of all of their respective

general obligation bonds

and notes. Furthermore, municipalities

are also likely to be
affected

by

the

negative

economic

and

other

effects

resulting

from

the

COVID-19

pandemic,

as

well

as

expense,

revenue,

or

cash
management measures

taken to

address the

Puerto Rico

government’s

fiscal problems

and measures

included in

fiscal plans

of other
government

entities.

In

addition

to

municipalities,

the

total

direct

exposure

also

included

$12.5

million

in

loans

to

an

affiliate

of
PREPA,

$33.4 million

in loans

to an

agency of

the Puerto

Rico central

government,

and obligations

of the

Puerto Rico

government,
specifically a residential

pass-through MBS issued

by the PRHFA,

at an amortized

cost of $3.6 million

as part of its available-for

-sale
investment securities portfolio (fair value of $2.9 million as of December

31, 2021).

The

following

table

details

the

Corporation’s

total

direct

exposure

to

Puerto

Rico

government

obligations

according

to

their
maturities:
As of December 31,

2021
Investment

Portfolio Total
(Amortized cost) Loans Exposure
(In thousands)
Puerto Rico Housing Finance Authority:

After 10 years
$ 3,574 $ - $ 3,574
Total

Puerto Rico Housing Finance Authority
3,574 - 3,574
Puerto Rico public corporation:

After 5 to 10 years
- 3,454 3,454

After 10 years
- 29,988 29,988
Total Puerto Rico public

corporation
- 33,442 33,442

Affiliate of the Puerto Rico Electric Power Authority:

After 1 to 5 years
- 12,511 12,511
Total Puerto Rico government

affiliate
- 12,511 12,511
Total

Puerto Rico public corporation and government affiliate
- 45,953 45,953
Municipalities:

Due within one year
2,995 8,052 11,047

After 1 to 5 years
14,785 76,336 91,121

After 5 to 10 years
90,584 48,075 138,659

After 10 years
69,769 - 69,769
Total

Municipalities
178,133 132,463 310,596
Total

Direct Government Exposure
$ 181,707 $ 178,416 $ 360,123
In

addition,

as

of

December

31,

2021,

the

Corporation

had

$92.8

million

in

exposure

to

residential

mortgage

loans

that

are
guaranteed by

the PRHFA,

a governmental

instrumentality that has

been designated as

a covered entity

under PROMESA (December
31,

2020

-

$106.5 million).

Residential

mortgage

loans guaranteed

by

the

PRHFA

are

secured by

the underlying

properties

and

the
guarantees serve

to cover shortfalls

in collateral in

the event of

a borrower default.

The Puerto Rico

government guarantees

up to $75
million

of

the

principal

for

all

loans

under

the

mortgage

loan

insurance

program.

According

to

the

most

recently

released

audited
financial

statements

of

the

PRHFA,

as

of

June

30,

2019,

the

PRHFA’s

mortgage

loans

insurance

program

covered

loans

in

an
aggregate

amount

of

approximately

$557

million.

The

regulations

adopted

by

the

PRHFA

require

the

establishment

of

adequate
reserves

to

guarantee

the

solvency

of

the

mortgage

loan

insurance

fund.

As

of

June

30,

2019,

the

most

recent

date

as

to

which
information is available,

the PRHFA

was not in

compliance with the regulations

and had an unrestricted

deficit of approximately

$5.2
million in the mortgage loans insurance program.
As of December

31, 2021, the

Corporation had

$2.7 billion of

public sector deposits

in Puerto Rico,

compared to $1.8

billion as of
December

31,

2020.

Approximately

19%

of

the

public

sector

deposits

as

of

December

31,

2021

was

from

municipalities

and
municipal

agencies

in

Puerto

Rico

and

81%

was

from

public

corporations,

the

central

government

and

agencies,

and

U.S.

federal
government agencies in Puerto Rico.

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

exports

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

Notwithstanding,

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

a

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
On

February

8,

2022,

the

Virgin

Islands

Public

Finance

Authority

(“VIPFA”)

issued

a

voluntary

notice

to

inform

that

the
Government of the

Virgin

Islands (the “GVI”)

is evaluating a refinancing

of all the outstanding

matching revenue fund revenue

bonds
issued by

the VIPFA

as part of

a broader

plan to increase

liquidity to

the GVI

in order

to provide

additional dedicated

funding to

the
Employees’

Retirement

System

of

the

Virgin

Islands.

According

to

the

VIPFA,

the

proposed

refinancing

would

be

accomplished
through

a

securitization

of

the

matching

fund

revenues,

with

the

proceeds

of

one

or

more

new

series

of

bonds

(the

“Securitization
Bonds”)

expected

to

be

issued

by

the

Matching

Fund

Special

Purpose

Securitization

Corporation

(the

“Issuer”),

a

special

purpose
vehicle

created

pursuant

to

recently

enacted

legislation.

Such

securitization,

if

pursued,

is

expected

to

include

the

repayment,
refunding or defeasance

of all of the

outstanding matching

fund revenue bonds

through the issuance

of such Securitization

Bonds and
possibly

a

cash

tender

for

the

outstanding

matching

fund

revenue

bonds

and/or

an

exchange

of

such

outstanding

matching

fund
revenue bonds for Securitization Bonds.
As

of

December

31,

2021,

the

Corporation

had

$39.2

million

in

loans

to

USVI

government

instrumentalities

and

public
corporations, compared

to $61.8

million as

of December

31, 2020.

All the

amount outstanding

as of

December 31,

2021, is

owed by
the public

corporations of

the USVI.

As of

December 31,

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
all earning assets, most notab

ly tax-exempt securities and tax-exempt

loans, on a common basis that

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

to $145.0 million

and $406.0 million

as of December 31, 2021

and December 31,

2020,
respectively.

The SBA PPP loans

are fully-guaranteed

by the SBA, and

the principal amount

of the loans

may be forgiven

in
full

or

in

part,

thus

presenting

less credit

risk

than

a

non-SBA

PPP

loan.

Management

believes

the

use

of

this non

-GAAP
measure

provides

additional

understanding

when

assessing

the

Corporation’s

reserve

coverage

and

facilitates

comparison
with other periods. See below for

the reconciliation of the GAAP ratio

of ACL for loans and finance

leases to total loans held
for investment to the Non-GAAP ratio of the ACL for loans and finance leases to adjusted total loans held for investment.
4.
Adjusted

provision

for

credit losses

for

loans

and

finance

leases to

net

charge-offs

ratio is

a

non-GAAP

financial

measure
that

excludes

the

effect

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
5.
To

supplement

the

Corporation’s

financial

statements

presented

in

accordance

with

GAAP,

the

Corporation

uses,

and
believes that investors would benefit

from disclosure of, non-GAAP financial measures

that reflect adjustments to net income
and non

-interest expenses

to exclude

items that

management

identifies as

Special Items

because management

believes they
are not

reflective of

core operating

performance, are

not expected

to reoccur with

any regularity or

may reoccur

at uncertain
times

and

in

uncertain

amounts.

This

Form

10-K

includes

the

following

non-GAAP

financial

measures

for

the

year

ended
December 31, 2021 and 2020 that reflect the described items that were excluded for one of those reasons.

Adjusted net income reflects the effect of the following

exclusions:
●
Merger and restructuring costs of $26.4 million and $26.5

million recorded in 2021 and 2020, respectively,

related
to transaction costs and restructuring initiatives in connection with the acquisition of BSPR.
●
COVID-19 pandemic-related expenses of $3.0 million and $5.4 million in 2021 and 2020, respectively.
●
Gains of $13.2 million on the sales of U.S. agencies MBS and U.S. Treasury notes recorded in 2020.
●
The $8.0 million benefit related to the partial reversal of the deferred tax asset valuation allowance recorded during
2020.
●
Total benefit of $6.2

million recorded in 2020 resulting from hurricane-related insurance recoveries.
●
Gain of $0.1 million on the repurchase of $0.4 million in TRuPs in 2020 reflected in the statement of income as
Gain on early extinguishment of debt.
●
The tax-related effects of all the pre-tax items mentioned in the above bullets as follows:
−
Tax

benefit

of

$9.9

million

for

both

years

2021

and

2020,

related

to

merge

and

restructuring

costs

in
connection with the acquisition of BSPR (calculated based on the statutory tax rate of 37.5%).
−
Tax

benefit

of

$1.1

million

and

$2.0

million

in

2021

and

2020,

respectively,

in

connection

with

the
COVID-19 pandemic-related expenses (calculated based on the statutory tax rate of 37.5%)
−
No tax expense was recorded for the gain on sales of U.S. agencies MBS and U.S. Treasury

Notes in 2020.

−
Tax

expense

of

$2.3

million

in

2020

related

to

the

benefit

of

hurricane-related

insurance

recoveries
(calculated based on the statutory tax rate of 37.5%).
−
The

gains

realized

on

the

repurchase

of

TRuPs

in

2020

recorded

at

the

holding

company

level,

had

no
effect on the income tax expense in 2020.
See “Overview of Results

of Operations”

above for the reconciliation

of the non-GAAP financial

measure “adjusted

net income” to the
GAAP financial

measure.

Adjusted non-interest expenses -

The

following tables reconcile for

the years

ended December 31,

2021 and

2020 the

GAAP non-
interest expenses

to

adjusted non-interest expenses,

which is

a

non-GAAP financial measure

that

excludes the

relevant Special

Items
discussed

above:
2021
Non-Interest
Expenses
(GAAP)
Merger and
Restructuring
Costs
COVID 19
Pandemic-Related
Expenses
Adjusted (Non-
GAAP)
(In thousands)
Non-interest expenses $ 488,974 $ 26,435 $ 2,958 $ 459,581
Employees' compensation and benefits 200,457 - 67 200,390
Occupancy and equipment

93,253 - 2,601 90,652
Business promotion 15,359 - 22 15,337
Professional service fees 59,956 - - 59,956
Taxes, other than income taxes 22,151 - 261 21,890
FDIC deposit insurance 6,544 - - 6,544
Net gain on OREO and OREO expenses (2,160) - - (2,160)
Credit and debit card processing expenses 22,169 - - 22,169
Communications 9,387 - - 9,387
Merger and restructuring costs 26,435 26,435 - -
Other non-interest expenses 35,423 - 7 35,416
2020
Non-Interest
Expenses
(GAAP)
Merger and
Restructuring
Costs
COVID 19
Pandemic-Related
Expenses
Hurricane-
Related Insurance
Recoveries
Adjusted
(Non-GAAP)
(In thousands)
Non-interest expenses $ 424,240 $ 26,509 $ 5,411 $ (1,153) $ 393,473
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

ratio – The following

tables reconcile
the “ACL for loans and finance leases to total loans held for investment ratio,” the GAAP financial measure, to the non-GAAP financial
measure “ACL for loans and finance

leases to adjusted total

loans held for investment

ratio,” as of December 31, 2021 and 2020, and the
“provision for

credit losses

for loans and finance

leases to net charge-offs

ratio,” the GAAP financial

measure, to the non-GAAP

financial
measure “adjusted

provision

for credit losses

for loans and

finance leases

to net charge-offs

ratio,” for

the years ended

December

31, 2021,
2020 and

2019:
Allowance for Credit Losses for Loans and Finance Leases
to Loans Held for Investment

(GAAP to Non-GAAP reconciliation)
As of December 31, 2021
Allowance for Credit Losses for

Loans Held for
Investment Loans and Finance Leases
(In thousands)
Allowance for credit losses for loans and finance leases and loans held for investment (GAAP)
$ 269,030 $ 11,060,658

Less:

SBA PPP loans
- 145,019
Allowance for credit losses for loans and finance leases and adjusted loans held for investment,

excluding SBA PPP loans (Non-GAAP)
$ 269,030 $ 10,915,639
Allowance for credit losses for loans and finance leases to loans held for investment (GAAP)
2.43%
Allowance for credit losses for loans and finance leases to adjusted loans held for investment,

excluding SBA PPP loans (Non-GAAP)
2.46%
Allowance for Credit Losses for Loans and Finance Leases
to Loans Held for Investment

(GAAP to Non-GAAP reconciliation)
As of December 31, 2020
Allowance for Credit Losses for

Loans Held for
Investment Loans and Finance Leases
(In thousands)
Allowance for credit losses for loans and finance leases and loans held for investment (GAAP)
$ 385,887 $ 11,777,289

Less:

SBA PPP loans
- 405,953
Allowance for credit losses for loans and finance leases and adjusted loans held for investment,

excluding SBA PPP loans (Non-GAAP)
$ 385,887 $ 11,371,336
Allowance for credit losses for loans and finance leases to loans held for investment (GAAP)
3.28%
Allowance for credit losses for loans and finance leases to adjusted loans held for investment,

excluding SBA PPP loans (Non-GAAP)
3.39%

Provision for credit losses - (benefit) expense
Finance Leases to Net Charge-Offs
(GAAP to Non GAAP reconciliation)
Year Ended
December 31, 2021 December 31, 2020 December 31, 2019
Provision for Credit
Losses - (benefit)
expense
Net Charge-
Offs
Provision for Credit
Losses - (benefit)
expense Net Charge-Offs
Provision for Credit
Losses - (benefit)
expense Net Charge-Offs
(In thousands)
Provision for credit losses - (benefit) expense and net charge-offs (GAAP) $ (61,720) $ 55,137 $ 40,225 $ 81,448 $ 59,253 $ 94,734
Less Special Item:
Hurricane-related qualitative reserve release (provision) - - 6,425 - 16,943 -
Provision for credit losses - (benefit) expense and net charge-offs, excluding special item (Non-GAAP) $ (61,720) $ 55,137 $ 46,650 $ 81,448 $ 76,196 $ 94,734
Provision for credit losses - (benefit) expense to net charge-offs (GAAP) -111.94% 49.39% 62.55%
Provision for credit losses - (benefit) expense to net charge-offs,

excluding special items (Non-GAAP)

-111.94% 57.28% 80.43%
Management

believes that

the presentation

of adjusted

net income,

adjusted non-interest

expenses

and

adjustments to

the various
components of

non-interest expenses,

the ratio

of allowance

for credit

losses to

adjusted total

loans held

for investment,

and the

ratio
of adjusted

provision for

credit losses

for loans

and finance

leases to

net charge

-offs enhance

the ability

of analysts

and investors

to
analyze

trends

in

the

Corporation’s

business

and

understand

the

performance

of

the

Corporation.

In

addition,

the

Corporation

may
utilize

these

non-GAAP

financial

measures

as a

guide

in

its

budgeting

and

long-term

planning

process.

Any

analysis

of

these

non-
GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP.
CEO and CFO Certifications
First BanCorp.’s Chief Executive

Officer and Chief Financial Officer have

filed with the SEC certifications required by Section 302
and Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2,

32.1 and 32.2 to this Annual Report on Form 10-K.

In addition, in 2021, First BanCorp’s

Chief Executive Officer provided to the NYSE his annual certification,

as required for all
NYSE listed companies, that he was not aware of any violation by the Corporation of the NYSE corporate governance listing
standards.
Item 7A. Quantitative and Qualitative Disclosures about Market

Risk

The information required

herein is incorporated by

reference to the

information included under the

sub-caption “Interest Rate Risk
Management” in Item

7 “Management’s

Discussion and Analysis of

Financial Condition and

Results of Operations,”

of this Form 10-
K.

Item 8. Financial Statements and Supplementary Data
FIRST BANCORP.
INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

(PCAOB No.
173
) …………………………….. 134

Management’s Report on Internal Control over Financial Reporting
………………………………………… 137

Consolidated Statements of Financial Condition
……………………………………………………………... 138

Consolidated Statements of Income

……...…………………………………………………………………...
139

Consolidated Statements of Comprehensive Income

……...………………………………………………….
140

Consolidated Statements of Cash Flows
……………………………………………………………………… 141

Consolidated Statements of Changes in Stockholders’ Equity
……………………………………………….. 142

Notes to Consolidated Financial Statements
………………………………………………………………….. 143

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors

of First BanCorp.
Santurce, Puerto Rico
Opinions on the Financial Statements and Internal Control

over Financial Reporting
We

have audited

the accompanying

consolidated statement of

financial condition

of First BanCorp.

(the "Company")

as of December
31, 2021

and 2020,

the related

consolidated

statements of

income, comprehensive

income, cash

flows, and

changes in

stockholders’
equity

for each

of the

years in

the three-year

period ended

December

31, 2021,

and the

related

notes (collectively

referred

to as

the
"financial statements"). We

also have audited the

Company’s internal

control over financial reporting

as of December 31,

2021, based
criteria established

in Internal

Control –

Integrated Framework:

(2013) issued

by the

Committee of

Sponsoring Organizations

of the
Treadway Commission (COSO).
In our opinion,

the financial statements

referred to above

present fairly,

in all material

respects, the financial

position of the

Company
as of

December 31,

2021 and

2020, and

the results

of its

operations and

its cash

flows for

each of

the years

in the

three-year period
ended December

31, 2021 in

conformity with

accounting principles

generally accepted

in the United

States of America.

Also, in our
opinion, the Company maintained,

in all material respects, effective

internal control over financial

reporting as of December

31, 2021,
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

matter

communicated

below

is a

matter

arising

from

the

current

period

audit

of

the

financial

statements

that

was
communicated or required

to be communicated

to the audit

committee and that:

(1) relates to accounts

or disclosures that

are material
to the financial

statements and (2)

involved our especially

challenging, subjective,

or complex judgments.

The communication of

the
critical

audit

matter

does

not

alter

in

any

way

our

opinion

on

the

financial

statements,

taken

as

a

whole,

and

we

are

not,

by
communicating

the

critical

audit

matter

below,

providing

a

separate

opinion

on

the

critical

audit

matter

or

on

the

accounts

or
disclosures to which it relates.
Allowance for Credit Losses – Model and Forecast of Macroeconomic Variables
As described

in Notes

1 and

9 to

the financial

statements, the

allowance for

credit losses

(“ACL”) for

loans and

finance leases

is an
accounting

estimate

of

expected

credit

losses

over

the

contractual

life

of

financial

assets

carried

at

amortized

cost

and

off-balance-
sheet credit exposures.
The calculation

of the

ACL for

loans and

finance leases,

is primarily

measured based

on a

probability of

default /

loss given

default
modeled approach. A significant

amount of judgment was required

when assessing the reasonableness and

quality of the model design
and

construction,

including

whether

the

models

were

relevant

to

the

Company’s

loan

portfolio

and

were

suitable

for

use.

Additionally,

the estimate

of the

probability of

default and

loss given

default assumptions

uses relevant

current and

forward-looking
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

forward-looking

macroeconomic

variables

used

contribute

significantly

to

the

determination

of

the
ACL for

loans and

finance leases.

We

identified the

assessment of

the model

design and

construction and

the assessment

of relevant
macroeconomic

variables

as a

critical audit

matter as

the impact

of these

judgments

represents a

significant

portion

of the

ACL for
loans

and

finance

leases

and

because

management’s

estimate

required

especially

subjective

auditor

judgment

and

significant

audit
effort, including the need for specialized skill.

The primary procedures we performed to address these critical audit matters included:
●
Testing

the

effectiveness

of

controls

over

the

evaluation

of

the

conceptual

design

and

construction

of

the

models

and

the
evaluation of the current and forward-looking macroeconomic variables,

including controls addressing:
o
Management’s review and

approval of the models and methodologies used to establish the ACL.
o
Management’s review and

approval of the macroeconomic variables.
o
Management’s review of the reasonableness

of the results of the macroeconomic variables used in the calculation.
o
Management’s review of

the results of the third-party model validations.
●
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

as the Company’s auditor since 2018.
Fort Lauderdale, Florida
March 1, 2022
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

2021,

based

on

the
framework

set

forth

by

the

Committee

of

Sponsoring

Organizations

of

the

Treadway

Commission

(COSO)

in

Internal

Control-
Integrated

Framework

(2013).

Based

on

that

assessment,

management

concluded

that,

as

of

December

31,

2021,

the

Corporation’s
internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (2013).

Management’s

assessment

of

the

effectiveness

of

internal

control

over

financial

reporting

as

of

December 31,

2021,

has

been
audited by CROWE LLP,

an independent public accounting firm, as stated in their

accompanying report dated March 1, 2022.

First BanCorp.

/s/

Aurelio Alemán

Aurelio Alemán

President and Chief Executive Officer

Date: March 1, 2022

/s/

Orlando Berges

Orlando Berges

Executive Vice President

and Chief Financial Officer

Date: March 1, 2022

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31,

2021
December 31, 2020
(In thousands, except for share information)
ASSETS
Cash and due from banks $
2,540,376
$
1,433,261
Money market investments:
Time deposits with other financial institutions
300
300
Other short-term investments
2,382
60,272
Total money market investments
2,682
60,572
Investment securities available for sale, at fair value:
Securities pledged with creditors’ rights to repledge
321,180
341,789
Other investment securities available for sale
6,132,581
4,305,230
Total investment securities available for sale, at fair value (amortized cost 2021 - $
6,534,503
;
2020 - $
4,584,851
; allowance for credit losses of $
1,105

as of December 31, 2021 and $
1,310

as of
December 31, 2020)
6,453,761
4,647,019
Investment securities held to maturity, at amortized cost, net of allowance for credit losses of $
8,571

as of December 31, 2021 and $
8,845

as of December 31, 2020 (fair value 2021 - $
167,147
;
2020 - $
173,806
)
169,562
180,643
Equity securities
32,169
37,588
Loans, net of allowance for credit losses of $
269,030

(2020 - $
385,887
)
10,791,628
11,391,402
Loans held for sale, at lower of cost or market
35,155
50,289
Total loans, net
10,826,783
11,441,691
Premises and equipment, net
146,417
158,209
Other real estate owned (“OREO”)
40,848
83,060
Accrued interest receivable on loans and investments
61,507
69,505
Deferred tax asset, net
208,482
329,261
Goodwill
38,611
38,632
Intangible assets
29,934
40,893
Other assets
234,143
272,737
Total assets $
20,785,275
$
18,793,071
LIABILITIES
Non-interest-bearing deposits $
7,027,513
$
4,546,123
Interest-bearing deposits
10,757,381
10,771,260
Total deposits
17,784,894
15,317,383
Securities sold under agreements to repurchase
300,000
300,000
Federal Home Loan Bank advances
200,000
440,000
Other borrowings
183,762
183,762
Accounts payable and other liabilities
214,852
276,747

Total liabilities
18,683,508
16,517,892
STOCKHOLDERS’ EQUITY
Preferred stock, authorized,
50,000,000

shares:
Non-cumulative Perpetual Monthly Income Preferred Stock:
22,004,000
;
1,444,146

shares outstanding as of December 31, 2020, aggregate liquidation value of $
36,104
as of December 31, 2020 (See Note 23)
-
36,104
Common stock, $
0.10

par value, authorized, 2,000,000,000 shares;
223,663,116

shares issued (2020 -
223,034,348

shares issued)
22,366
22,303
Less: Treasury stock (at par value)
(2,183)
(480)
Common stock outstanding,
201,826,505

shares outstanding

(2020 -
218,235,064

shares outstanding)
20,183
21,823
Additional paid-in capital
738,288
946,476
Retained earnings, includes legal surplus reserve of $
137,591

(2020 - $
109,338
)
1,427,295
1,215,321
Accumulated other comprehensive (loss) income, net of tax of $
9,786

as of December 31, 2021 (2020 -
$
7,590
)
(83,999)
55,455
Total stockholders’ equity
2,101,767
2,275,179
Total liabilities and stockholders’ equity $
20,785,275
$
18,793,071
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,
2021 2020 2019
(In thousands, except per share information)
Interest and dividend income:

Loans
$
719,153
$
631,047
$
602,998

Investment securities
72,893
58,547
59,546

Money market investments and interest-bearing cash accounts
2,662
3,388
13,353

Total interest and dividend income
794,708
692,982
675,897
Interest expense:

Deposits
41,482
68,388
77,782

Loans payable
-
21
-

Securities sold under agreements to repurchase
9,963
6,645
6,647

Advances from FHLB
8,199
11,251
14,963

Other borrowings
5,135
6,355
9,424

Total interest expense
64,779
92,660
108,816

Net interest income
729,929
600,322
567,081
Provision for credit losses - (benefit) expense:

Loans and finance leases
(61,720)
168,717
40,225

Unfunded loan commitments
(3,568)
1,183
(412)

Debt securities
(410)
1,085
-

Provision for credit losses - (benefit) expense
(65,698)
170,985
39,813

Net interest income after provision for credit losses
795,627
429,337
527,268
Non-interest income:

Service charges and fees on deposit accounts
35,284
24,612
23,916

Mortgage banking activities
24,998
22,124
17,058

Net gain (loss) on investment securities
-
13,198
(497)

Gain on early extinguishment of debt
-
94
-

Insurance commission income
11,945
9,364
10,186

Other non-interest income
48,937
41,834
39,909

Total non-interest income

121,164
111,226
90,572
Non-interest expenses:

Employees' compensation and benefits
200,457
177,073
162,374

Occupancy and equipment
93,253
74,633
63,169

Business promotion
15,359
12,145
15,710

Professional fees
59,956
52,633
45,889

Taxes, other than income taxes
22,151
17,762
15,325

Federal Deposit Insurance Corporation ("FDIC") deposit insurance
6,544
6,488
6,319

Net (gain) loss on OREO and OREO expenses
(2,160)
3,598
14,644

Credit and debit card processing expenses
22,169
19,144
16,472

Communications
9,387
8,437
6,891

Merger and restructuring costs
26,435
26,509
11,442

Other non-interest expenses
35,423
25,818
20,233

Total non-interest expenses
488,974
424,240
378,468
Income before income taxes
427,817
116,323
239,372
Income tax expense
146,792
14,050
71,995
Net income

$
281,025
$
102,273
$
167,377
Net income attributable to common stockholders

$
277,338
$
99,597
$
164,701
Net income per common share:

Basic
$
1.32
$
0.46
$
0.76

Diluted
$
1.31
$
0.46
$
0.76
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended

December 31,
2021 2020 2019
(In thousands)
Net income

$
281,025
$
102,273
$
167,377
Other comprehensive (loss) income, net of tax:
Debt securities:
Unrealized gain on debt securities for which credit losses have been recognized
1,417
772
48
Reclassification adjustment for credit losses - (benefit) expense on debt securities included in net income
(136)
1,641
497
Reclassification adjustment for net gains included in net income on sales of available-for-sale debt securities with no credit losses previously recognized
-
(13,198)
-
All other unrealized holding (losses) gains on available-for-sale debt securities
(144,396)
59,746
46,634
Defined benefit plans adjustments:
Net actuarial gain (loss)
3,661
(270)
-
Other comprehensive (loss) income for the year, net of tax
(139,454)
48,691
47,179
Total comprehensive income

$
141,571
$
150,964
$
214,556
Year Ended

December 31,
2021 2020 2019
(In thousands)
Income tax effect of items included in other comprehensive (loss) income:
Debt securities:
Unrealized gain on debt securities for which credit losses have been recognized $
-
$
-
$
-
Reclassification adjustment for credit losses - (benefit) expense on debt securities included in net
-
-
-
Reclassification adjustments for net gain included in net income on sales of available-for-sale debt securities with no credit losses previously recognized
-
-
-
All other unrealized holding

(losses) gains on available-for-sale debt securities
-
-
-
Defined benefit plans adjustments:
Net actuarial gain (loss)
2,199
(162)
-
Total income tax effect of items included in other comprehensive (loss) income $
2,199
$
(162)
$
-
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,

2021 2020 2019
(In thousands)
Cash flows from operating activities:

Net income

$
281,025
$
102,273
$
167,377
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization
24,965
20,068
17,592

Amortization of intangible assets
11,407
5,912
3,086

Provision for credit losses - (benefit) expense
(65,698)
170,985
39,813

Deferred income tax expense (benefit)
118,323
(4,371)
55,009

Stock-based compensation
5,460
5,117
3,949

Gain on early extinguishment of debt
-
(94)
-

(Gain) loss on sales of investment securities
-
(13,198)
497

Unrealized gain on derivative instruments
(4,227)
(5,635)
(2,934)

Net (gain) loss on disposals or sales of premises

and equipment and other assets
(32)
(215)
242

Net gain on sales of loans
(14,791)
(13,273)
(10,446)

Net amortization/accretion of discounts, premiums,

and deferred loan fees and costs
(25,294)
(8,602)
(8,117)

Originations and purchases of loans held for sale
(503,200)
(648,052)
(362,612)

Sales and repayments of loans held for sale
528,253
659,349
360,572

Amortization of broker placement fees
218
537
732

Net amortization/accretion of premiums and discounts on

investment securities
26,549
19,410
2,483

Decrease (increase) in accrued interest receivable
7,701
6,419
(1,971)

(Decrease) increase in accrued interest payable
(2,776)
(2,990)
1,081

Decrease (increase) in other assets
24,344
(5,018)
32,521

(Decrease) increase in other liabilities
(12,506)
9,116
(4,590)

Net cash provided by operating activities
399,721
297,738
294,284
Cash flows from investing activities:

Net repayments (disbursements) on loans held for investment
599,097
(335,152)
(341,870)

Proceeds from sales of loans held for investment
81,458
6,788
83,428

Proceeds from sales of repossessed assets
55,867
35,270
60,124

Proceeds from sales of available-for-sale securities
-
1,195,250
-

Purchases of available-for-sale securities
(3,447,921)
(3,820,148)
(765,432)

Proceeds from principal repayments and maturities of available-for-sale securities
1,445,873
1,277,762
628,675

Proceeds from principal repayments and maturities of

held-to-maturity securities
12,677
6,431
6,138

Additions to premises and equipment
(13,349)
(16,070)
(22,478)

Proceeds from sales of premises and equipment and

other assets
832
497
1,568

Net redemptions of other investments securities
5,322
3,881
6,292

Proceeds from the settlement of insurance claims -

investing activities
550
-
587

Net (payments) cash acquired in acquisition
(3,381)
406,626
-

Net cash used in investing activities
(1,262,975)
(1,238,865)
(342,968)
Cash flows from financing activities:

Net increase in deposits
2,472,579
1,767,441
361,657

Net decrease in short-term borrowings
-
(35,000)
(15,086)

Repayments of long-term borrowings
(240,000)
(95,282)
(205,000)

Proceeds from long-term reverse repurchase agreements
-
200,000
-

Repurchase of outstanding common stock
(216,522)
(206)
(1,959)

Dividends paid on common stock
(65,021)
(43,416)
(30,356)

Dividends paid on preferred stock
(2,453)
(2,676)
(2,676)

Redemption of preferred stock-

Series A through E
(36,104)
-
-

Net cash provided by (used in) financing activities
1,912,479
1,790,861
106,580
Net increase (decrease) in cash and cash equivalents
1,049,225
849,734
57,896
Cash and cash equivalents at beginning of year
1,493,833
644,099
586,203
Cash and cash equivalents at end of year $
2,543,058
$
1,493,833
$
644,099
Cash and cash equivalents include:

Cash and due from banks
$
2,540,376
$
1,433,261
$
546,391

Money market instruments
2,682
60,572
97,708
$
2,543,058
$
1,493,833
$
644,099
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'

EQUITY
Year Ended December 31,
2021 2020 2019
(In thousands, except per share information)
Preferred Stock:

Balance at beginning of year
$
36,104
$
36,104
$
36,104

Redemption of Series A through E Preferred Stock
(36,104)
- -

Balance at end of year
-
36,104
36,104
Common stock outstanding:

Balance at beginning of year
21,823
21,736
21,724

Common stock repurchases (See Note 23)
(1,695)
(5)
(18)

Restricted stock grants
33
90
31

Unrestricted stock grants
-
2
-

Vesting of performance shares unit
30
-
-

Restricted stock forfeited
(8)
-
(1)

Balance at end of year
20,183
21,823
21,736
Additional paid-in capital:

Balance at beginning of year
946,476
941,652
939,674

Common stock repurchases (See Note 23)
(214,827)
(201)
(1,941)

Stock-based compensation expense
5,460
5,117
3,949

Restricted stock grants
(33)
(90)
(31)

Unrestricted stock grants
-
(2)
-

Vesting of performance shares unit
(30)
-
-

Restricted stock forfeited
8
-
1

Issuance costs of Series A through E Preferred Stock redeemed
1,234
-
-

Balance at end of year
738,288
946,476
941,652
Retained earnings:

Balance at beginning of year
1,215,321
1,221,817
1,087,617

Impact of adoption of Accounting Standards Codification

("ASC" or "Codification")

Topic 326, "Financial Instruments - Credit Losses" ("ASC 326" or "CECL")
(62,322)

Balance at beginning of period (as adjusted for impact of adoption of ASC 326)
1,159,495

Net income

281,025
102,273
167,377

Dividends on common stock (2021 - $
0.31

per share; 2020 - $
0.20

per share; 2019 - $
0.14

per share)
(65,364)
(43,771)
(30,501)

Dividends on preferred stock

(2,453)
(2,676)
(2,676)

Excess of redemption value over carrying value of Series

A through E Preferred

Stock redeemed
(1,234)
-
-

Balance at end of year
1,427,295
1,215,321
1,221,817
Accumulated other comprehensive (loss) income, net of tax:

Balance at beginning of year
55,455
6,764
(40,415)

Other comprehensive (loss) income, net of tax
(139,454)
48,691
47,179

Balance at end of year
(83,999)
55,455
6,764

Total stockholders’ equity
$
2,101,767
$
2,275,179
$
2,228,073
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS
143
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

Federal

Deposit

Insurance
Corporation

(“FDIC”).

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
64

banking branches in

Puerto Rico,
eight
banking

branches

in

the

USVI

and

the

BVI,

and
11

banking

branches

in

the

state

of

Florida

(USA).

FirstBank

has
seven

wholly-
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

one dormant

company formerly

engaged

in the

operation

of certain
OREO property.

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

The

results

of

operations

of

companies

or

assets

acquired

are
included

from

the

date

of

acquisition.

Statutory

business

trusts

that

are

wholly-owned

by

the

Corporation

and

are

issuers

of

trust-
preferred

securities

(“TRuPs”)

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
policy for these entities
.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
144
Use of estimates in the preparation of financial statements
The

preparation

of

financial

statements

in

conformity

with GAAP

requires

management

to

make

estimates

and

assumptions

that
affect

the reported

amounts of

assets, liabilities,

and contingent

liabilities as

of the

date of

the financial

statements, and

the reported
amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and cash equivalents
For purposes of

reporting cash

flows, cash and

cash equivalents include

cash on hand,

cash items in

transit, and

amounts due

from
the Federal Reserve Bank of New York

(the “Federal Reserve” or the “FED”) and other

depository institutions. The term also includes
money market funds and short-term investments with original maturities of three months or less.
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

31, 2021, and 2020, the Corporation

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

or an allowance

for credit
losses (“ACL”)

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
A debt

security

is placed

on nonaccrual

status at

the time

any

principal

or interest

payment

becomes 90 days

delinquent.

Interest
accrued

but not

received

for a

security

placed

on non-accrual

is reversed

against interest

income. As

of December

31,

2021,

a $
2.9
million

residential

pass-through

MBS

issued

by

the

Puerto

Rico

Housing

Finance

Authority

(“PRHFA”)

that

is

collateralized

by
certain second mortgages

origination under a

program launched by

the Puerto Rico

government in 2010,

is in nonaccrual

status based
on

the

delinquency

status

of

the

underlying

second

mortgage

loans

collateral.
No

debt

security

was

in

a

nonaccrual

status

as

of
December 31, 2020.
Allowance

for

Credit

Losses

–

Held-to-Maturity

Debt

Securities:
The

Corporation

measures

expected

credit

losses

on

held-to-
maturity securities by major

security type. As of December 31,

2021, the held-to-maturity securities portfolio

consisted of Puerto Rico
municipal

bonds

totaling

$
178.1

million.

Approximately
73
%

of

the

held-to-maturity

municipal

bonds

were

issued

by

four

of

the
largest

municipalities

in

Puerto

Rico.

The

vast

majority

of

revenue

for

these

four

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
145
The

ACL

for

the

held-to-maturity

Puerto

Rico

municipal

bonds

of

$
8.6

million

as

of

December

31,

2021

(2020

-

$
8.8

million)
considers

historical

credit

loss

information

that

is

adjusted

for

current

conditions

and

reasonable

and

supportable

forecasts.

These
financing arrangements

with Puerto

Rico municipalities

were issued

in bond

form and accounted

for as securities

but underwritten

as
loans with features that are

typically found in commercial

loans. Accordingly,

similar to commercial loans, an

internal risk rating (
i.e .,
pass, special mention,

substandard, doubtful, or loss)

is assigned to each bond

at the time of issuance

or acquisition, and monitored

on
a continuous

basis with a

formal assessment completed,

at a minimum,

on a quarterly

basis. The Corporation

determines the ACL

for
held-to-maturity

Puerto

Rico

municipal

bonds

based

on

the

product

of

a

cumulative

probability

of

default

(“PD”)

and

loss

given
default (“LGD”),

and the amortized

cost basis of

each bond over

its remaining expected

life. PD estimates

represent the point

-in-time
as

of

which

the

PD

is

developed,

and

are

updated

quarterly

based

on,

among

other

things,

the

payment

performance

experience,
financial

performance

and

market

value

indicators,

and

current

and

forecasted

relevant

forward-looking

macroeconomic

variables
over the

expected life

of the

bonds,

to determine

a lifetime

term structure

PD curve.

LGD estimates are

determined based

on, among
other

things,

historical

charge-off

events

and

recovery

payments

(if

any),

government

sector

historical

loss

experience,

as

well

as
relevant current

and forecasted

macroeconomic expectations

of variables,

such as unemployment

rates, interest

rates, and

market risk
factors based on industry

performance, to determine a

lifetime term structure LGD

curve. Under this approach,

all future period losses
for each

instrument are

calculated using

the PD

and LGD

loss rates

derived

from the

term structure

curves applied

to the

amortized
cost

basis

of

each

bond.

For

the

relevant

macroeconomic

expectations

of

variables,

the

methodology

considers

an

initial

forecast
period

(a

“reasonable

and

supportable

period”)

of
two

years

and

a

reversion

period

of

up

to
three

years,

utilizing

a

straight-line
approach and

reverting back

to the

historical macroeconomic

mean. After

the reversion

period, the

Corporation uses

a historical

loss
forecast period covering the remaining contractual

life based on the changes in key historical

economic variables during representative
historical expansionary and recessionary periods. Furthermore, the

Corporation

periodically

considers

the need

for qualitative

adjustments
to the ACL. Qualitative adjustments

may be related to and include, but not be limited

to, factors such as: (i) management’s

assessment of
economic forecasts

used

in

the

model

and

how

those

forecasts align

with

management’s overall

evaluation of

current and

expected
economic conditions;

(ii) organization specific

risks such as credit concentrations,

collateral specific

risks, nature and size of the portfolio
and

external factors

that

may

ultimately impact

credit

quality,

and

(iii)

other

limitations associated

with

factors

such

as

changes

in
underwriting

and loan

resolution

strategies,

among others.
Prior to

the implementation

of ASU

2016-13, “Financial

Instruments

– Credit

Losses (Topic

326): Measurement

of Credit

Losses
on

Financial

Instruments,”

(“ASC 326”

or

“CECL”)

on

January

1,

2020,

the

Corporation

evaluated

its

held-to-maturity

investment
securities

portfolio

on

a

quarterly

basis

for

indicators

of

other-than-temporary

impairment

(“OTTI”).

The

Corporation

assessed
whether

OTTI

had

occurred,

the

credit

portion

of

the

OTTI

was

recognized

in

noninterest

income

while

the

noncredit

portion

was
recognized in OCI.

In determining the

credit portion, the

Corporation used a

discounted cash flow

analysis which included

evaluating
the timing and amount of the expected cash flow.
The

Corporation

has

elected

not

to

measure

an

allowance

for

credit

losses

on

accrued

interest

related

to

held-to-maturity

debt
securities, as uncollectible accrued

interest receivables are written off

on a timely manner.

Refer to Note

5 - Investment

Securities

to the
consolidated financial

statements for additional

information

about reserve balances

for held-to-maturity

debt securities,

activity during the
period, and information about changes in

circumstances that caused changes in

the ACL

for held-to-maturity debt securities during the
years

ended December

31, 2021

and 2020.
Allowance for Credit

Losses – Available

-for-Sale Debt

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

to the amount by which the fair

value is less than the amortized

cost basis. The Corporation

recognizes

in
OCI any impairment

that has

not been

recorded

through

an ACL.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
146
The Corporation records

changes in

the ACL

as a

provision for (or

reversal of)

credit loss

expense. Losses are

charged against the
allowance when

management believes the

uncollectibility of an

available-for-sale security is

confirmed or

when

either of

the

criteria
regarding intent or requirement to sell is met.

The Corporation

has elected

not

to measure

an allowance

for

credit losses

on

accrued
interest related to available-for-sale securities, as uncollectible accrued interest receivables are written off on a timely manner.
Approximately 99%

of

the

Corporation’s available-for-sale investment securities

are

issued by

U.S.

government-sponsored entities
(“GSEs”).

These securities

are either

explicitly

or implicitly

guaranteed

by the U.S. government

and have a long

history of

no credit losses.
For

further information, including

the

methodology and

assumptions used

for

the

discounted cash

flow

analyses performed

on

other
available-for-sale

investment

securities

such as private

label MBS

and bonds

issued by

the PRHFA, refer

to Note 5

– Investment

Securities,
and Note

30 – Fair

Value, to the consolidated

financial

statements
Prior to the implementation

of CECL on January

1, 2020, the

Corporation

evaluated

its available-for-sale

investment

securities

portfolio
in accordance with the methodology specified above paragraph except that the credit portion of the OTTI was recognized in noninterest income and

reduced the

amortized

cost basis

of the security.

Any subsequent

increase

in the expected

cash flows

would be

recognized

as an
adjustment

to interest

income.
Loans held for investment
Loans that the

Corporation has

the ability and

intent to hold

for the foreseeable

future are classified

as held

for investment

and are
reported

at amortized

cost, net

of its

ACL. The

substantial majority

of the

Corporation’s

loans are

classified as

held for

investment.
Amortized cost is the principal outstanding balance,

net of unearned interest, cumulative charge

-offs, unamortized deferred origination
fees

and

costs,

and

unamortized

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

except

for

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

$
2.0

million

for

the

year

ended

December

31,

2021(2020

-

$
1.9

million).

Interest
income on nonaccrual loans is recognized only to the extent it is received in cash.

However, when there is doubt regarding the ultimate
collectability of loan

principal, all cash

thereafter received is

applied to reduce

the carrying value of

such loans (
i.e. , the cost recovery
method). Under

the cost-recovery

method, interest

income is

not recognized

until the

loan balance

is reduced

to zero.

Generally,

the
Corporation

returns

a

loan

to

accrual

status

when

all delinquent

interest

and

principal

becomes

current

under

the

terms

of

the

loan
agreement,

or

after

a

sustained

period

of

repayment

performance

(
six months
)

and

the

loan

is

well

secured

and

in

the

process

of
collection, and full

repayment of the

remaining contractual principal

and interest is expected.

Loans that are

past due 30

days or more
as

to

principal

or

interest

are

considered

delinquent,

with

the

exception

of

residential

mortgage,

commercial

mortgage,

and
construction

loans,

which

are

considered

past

due

when

the

borrower

is

in

arrears

on

two

or

more

monthly

payments.

The
Corporation

has

elected

not

to

measure

an

allowance

for

credit

losses

on

accrued

interest

related

to

loans

held

for

investment,

as
uncollectible accrued interest receivables are written off

on a timely manner.
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
147
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

$
752.8

million,

and

recorded

an

initial

ACL

of

approximately

$
28.7

million,

which

was

added

to

the
amortized cost of the loans.

Subsequent

to

acquisition,

the

ACL

for

both

non-PCD

and

PCD

loans

is

determined

pursuant

to

the

Corporation’s

ACL
methodology in the same manner as all other loans.
For PCD loans

that prior to

the adoption of

ASC 326 were

classified as purchased

credit impaired (“PCI”)

loans and accounted

for
under

the

Financial

Accounting

Standards

Board

(“FASB”)

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

December

31,

2021,

such

PCD

loans

consisted

of

$
115.1

million

of

residential

mortgage

loans

and

$
2.4

million

of

commercial
mortgage loans

acquired by

the Corporation

as part of

previously completed

asset acquisitions.

These previous

transactions include

a
transaction completed

on February

27, 2015,

in which

FirstBank acquired

ten Puerto

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

Net charge

-offs consist

of the

unpaid principal

balances of

loans held

for investment

that the
Corporation

determines are

uncollectible,

net of

recovered amounts.

The Corporation

records charge

-offs as

a reduction

to the

ACL
and subsequent recoveries of previously charged-off

amounts are credited to the ACL.

Effective

April 1,

2021, the

Corporation

updated

its policies

regarding

the timing

of recognition

of auto

loans and

small personal
loans charge

-offs. The

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

or
the

borrower

has

demonstrated

an

inability

or

lack

of

willingness

to

meet

their

obligation

of

making

timely

payments

to

cure

the
delinquency. At the

time the Corporation implemented

the update to the charge-off policy in the second

quarter of 2021, the amount of

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
148
loans determined

to be

classified as

“loss” amounted

to $
4.1

million, which

was charged-off

during the

quarter.

Approximately $
1.1
million of

such charge

-off exceeded

existing reserves

at the

time the

Corporation implemented

the policy

update. This

update to

the
policy

did

not

have

an

impact

on

the

approach

the

Corporation

uses

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

for

auto,
finance lease

and small

personal loans

as discussed

above.

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

troubled

debt

restructuring

(“TDR”)

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
● The loan is in compliance with the terms of the restructuring agreement; and
●
The

loan

yields

a

market

interest

rate

at

the

time

of

the

restructuring.

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

$
0.5

million

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
149
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

31, 2021, the Corporation’s

outstanding

balance of residential

mortgages in
the

Puerto

Rico

and

Virgin

Islands

regions

were

mainly

fixed-rate loans,

while

in

the

Florida

region

approximately
55
%

of

the
residential

mortgage

loan

portfolio

consisted

of

hybrid

adjustable

rate

mortgages.

For

purposes

of

the

ACL

determination,

the
Corporation stratifies

the portfolio by two main regions (
i.e.,

the Puerto Rico/Virgin Islands

region and the Florida region) and by the
following

two

classes:

(i)

government-guaranteed residential mortgage

loans,

and

(ii)

conventional mortgage

loans.

Government-
guaranteed

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

TDR and

loans previously written-down to their

respective realizable
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
150
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

31, 2021,

the C&I

loan portfolio

consisted

of loans

granted

to large

corporate

customers

as
well as

middle-market customers across several industries, and

the government sector.

For purposes

of

the ACL

determination, the
Corporation

stratifies

the C&I loan

portfolio

by two main

regions (
i.e.,

the Puerto

Rico/Virgin Islands

region and

the Florida

region).

An
internal risk rating

(
i.e.,

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

risk-adjusted

discounted cash flow methodology

using PDs
and LGDs developed as explained

above. Under this approach,

the Corporation

adjusts all future cash

flows (interest

and principal) for
each loan

by the PDs

and LGDs

derived from

the term

structure

curves and

prepayments

and then

discount

the adjusted

cash flows

at the
effective interest

rate as of the

reporting

date (original

rate for TDRs)

to arrive at

the net present

value of future

cash flows

and the ACL
is calculated as the

excess of the amortized

cost basis over

the net present

value of future cash

flows. The ACL for collateral

dependent
C&I

loans

is

determined based

on

the

fair

value

of

the

collateral at

the

reporting date,

adjusted for

undiscounted selling

costs

as
appropriate.
Construction –

As of December 31, 2021, construction

loans consisted

generally of loans

secured by real estate

made to finance the
construction of

industrial, commercial, or

residential buildings

and

included

loans

to

finance

land

development in

preparation for
erecting new

structures. These

loans involve

an

inherently higher

level of

risk

and

sensitivity to

market conditions.

Demand from
prospective tenants or

purchasers may

erode after

construction begins because

of

a

general economic

slowdown or

otherwise. For
purposes of

the

ACL

determination, the

Corporation stratifies the

construction loan

portfolio by

two

main

regions (
i.e.,

the

Puerto
Rico/Virgin Island region and the Florida region). An internal risk rating ( i.e.,

pass, special mention, substandard,

doubtful, or loss) is
assigned to

each loan

at the time

of origination

and monitored

on a continuous

basis with

a formal assessment

completed,

at a minimum,
on a quarterly

basis. For construction

loans, the Corporation

calculates

the ACL using

a PD/LGD modeled

approach,

or individually

for

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
151
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

future
periods using

the

PD

and

LGD

loss rates

derived from

the

term

structure curves

applied to

the

amortized cost

basis of

the

loans,
considering

prepayments.

The ACL for collateral

dependent loans,

including loans

modified or reasonably

expected to be modified

in a
TDR, is

determined

based on

the fair

value of

the collateral

at the reporting

date, adjusted

for undiscounted

selling

costs as

appropriate.
Consumer

–
As of December 31, 2021, consumer loans generally consisted of unsecured and secured loans extended to individuals for household, family, and other personal expenditures,

including several classes

of products. For purposes of the ACL determination,
the Corporation

stratifies

the portfolio

by two main

regions (
i.e.,

the Puerto

Rico/Virgin Islands

region and

the Florida

region)

and by the
following five classes: (i) auto

loans; (ii) finance leases; (iii)

credit cards; (iv) personal loans; and

(v) other

consumer loans, such as
open-end home

equity revolving

lines of

credit and

other types

of

consumer credit

lines, among

others.

In

determining the

ACL,
management

considers consumer

loans

risk

characteristics including

but

not

limited

to

credit

quality

indicators such

as

payment
performance

period,

delinquency

and original

FICO scores.

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

the ACL on a pool basis,

based on products

PDs and LGDs
developed

considering

historical

losses for

each origination

vintage by

length of

loan terms,

by geography, payment

performance

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
two

years

and

a

reversion

period

of

up
to
three

years, utilizing

a straight-line

approach and

reverting back

to the

historical macroeconomic

mean. For the

Florida region,

the
methodology considers

a reasonable

and supportable

forecast period

and an

implicit reversion

towards the

historical trend

that varies
for

each

macroeconomic

variable,

achieving

the

steady

state

by

year
5
.

After

the

reversion

period,

a

historical

loss

forecast

period
covering the

remaining contractual

life, adjusted

for prepayments,

is used

based on

the changes

in key

historical economic

variables
during representative historical expansionary and recessionary periods.
Furthermore, the Corporation periodically

considers the need for qualitative adjustments to the ACL.

Qualitative adjustments

may be
related to

and include,

but not be limited

to factors

such as: (i)

management’s assessment

of economic

forecasts

used in the

model and how
those forecasts align with management’s overall evaluation of current and expected economic conditions; (ii) organization specific risks

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
152
such as credit

concentrations,

collateral

specific risks,

nature and

size of the portfolio

and external

factors that

may ultimately

impact credit
quality, and (iii)

other limitations

associated

with factors

such as

changes in

underwriting

and loan

resolution

strategies,

among others.

Prior to the implementation

of CECL on January 1,

2020, the ACL for loans

and finance lease was subject

to the guidance included
in ASC

310 and

ASC 450.

Under the

guidance, the

Corporation was

required to

use an

incurred loss

methodology to

estimate credit
losses that were estimated to be incurred in the loan portfolio and that could ultimately materialize into confirmed losses in

the form of
charge-offs.

The

incurred

loss

methodology

was

a

backward-looking

approach

to

loss

recognition

and

based

on

the

concept

of

a
triggering

event

having

taken

place,

causing

a

loss

to

be

inherent

within

the

portfolio.

This

methodology

under

ASC

450

was
predicated

on

a

loss

emergence

period

that

was

applied

at

a

portfolio

level.

Consideration

of

forward

looking

macro-economic
expectations

was

not

permitted

under

this

allowance

methodology.

Additionally,

loans

that

were

identified

as

impaired

under

the
definition

of

ASC

310,

were

required

to

be

assessed

on

an

individual

basis.

The

ACL

and

resulting

provision

expense

levels

for
comparative periods prior to 2020 presented in this document were estimated in accordance with these requirements.
Refer to

Note 9

– Allowance for

Credit Losses for Loans and

Finance Leases, to the

consolidated financial statements

for additional
information about reserve

balances for

each portfolio, activity

during the

period, and

information about changes in

circumstances that
caused changes

in the ACL

for loans

and finance

leases during

the year

ended December

31, 2021

and 2020.
Allowance for Credit Losses on Off-Balance Sheet Credit Exposures and

Other Assets
The Corporation estimates expected

credit losses over the contractual period

in which the Corporation is exposed

to credit risk via a
contractual

obligation

to

extend

credit

unless

the

obligation

is

unconditionally

cancellable

by

the

Corporation.

The

ACL

on

off-
balance sheet

credit exposures is

adjusted as a

provision for credit

loss expense. The

estimate includes consideration

of the likelihood
that funding

will occur and

an estimate of

expected credit

losses on commitments

expected to be

funded over its

estimated life.

As of
December 31,

2021, the

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
Refer to

Note 9

– Allowance for

Credit Losses for Loans and

Finance Leases, to the

consolidated financial

statements for additional
information

about

reserve

balances

for

unfunded

loan

commitments, activity

during

the

period,

and

information

about

changes

in
circumstances

that caused

changes

in the

ACL for

off-balance

sheet credit

exposures

during the

years

ended December

31, 2021

and 2020.
The

Corporation

also

estimates

expected

credit

losses

for

certain

accounts

receivable,

primarily

claims

from

government-
guaranteed

loans,

loan

servicing-related

receivables,

and

other

receivables.

The

ACL

on other

assets

measured

at

amortized

cost

is
included

as part

of other

assets in

the

consolidated

statement of

financial

condition

with adjustments

included

as part

of other

non-
interest expenses in the consolidated statements of income.

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
153
Subsequent

changes

in

value

below

amortized

cost

are

reflected

in

non-interest

income

in

the

consolidated

statements

of

income.
Reclassifications of loans held for sale to held for investment are made at the amortized cost on the transfer date.
Transfers and servicing of financial assets and extinguishment of liabilities
After a transfer of

financial assets in a

transaction that qualifies

for accounting as

a sale, the Corporation

derecognizes the financial
assets when it has surrendered control and derecognizes liabilities when they are extinguished.
A transfer of financial

assets in which the

Corporation surrenders control

over the assets is

accounted for as

a sale to the extent

that
consideration other

than beneficial

interests is

received in

exchange.

The criteria

that must

be met

to determine

that the

control over
transferred assets

has been surrendered

include: (i) the

assets must be

isolated from

creditors of the

transferor; (ii) the

transferee must
obtain the

right (free

of conditions

that constrain

it from

taking advantage

of that

right) to

pledge or

exchange the

transferred assets;
and

(iii) the transferor

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

Considerable

judgment

is

required

to

determine

the

fair

value

of

the

Corporation’s

MSRs.

Unlike

highly

liquid

investments,

the
market

value

of

MSRs

cannot

be

readily

determined

because

these

assets

are

not

actively

traded

in

securities

markets.

The

initial
carrying

value

of

an

MSR

is

generally

determined

based

on

its

fair

value.

The

Corporation

determines

the

fair

value

of

the

MSRs
based

on

a

combination

of

market

information

on

trading

activity

(MSR

trades

and

broker

valuations),

benchmarking

of

servicing
assets (valuation

surveys), and

cash flow

modeling. The

valuation of

the Corporation’s

MSRs incorporates

two sets

of assumptions:
(i) market-derived assumptions for discount

rates, servicing costs, escrow

earnings rates, floating

earnings rates, and the cost

of funds;
and

(ii) market

assumptions

calibrated

to

the

Corporation’s

loan

characteristics

and

portfolio

behavior

for

escrow

balances,
delinquencies and foreclosures, late fees, prepayments, and prepayment penalties.
Once recorded,

the Corporation periodically

evaluates

MSRs for impairment.

Impairment occurs

when the current

fair value of

the
MSR is

less than

its carrying

value. If

an MSR

is impaired,

the impairment

is recognized

in current-period

earnings and

the carrying
value of

the MSR is

adjusted through

a valuation

allowance. If the

value of

the MSR subsequently

increases, the recovery

in value is
recognized in

current period

earnings and

the carrying

value of

the MSR

is adjusted

through a

reduction in

the valuation

allowance.
For

purposes

of

performing

the

MSR

impairment

evaluation,

the

servicing

portfolio

is

stratified

on

the

basis

of

certain

risk
characteristics,

such as region, terms, and coupons.

The Corporation conducts an OTTI

analysis to evaluate whether a loss in

the value
of the MSR in a particular

stratum, if any,

is other than temporary or not.

When the recovery of the value

is unlikely in the foreseeable
future,

a

write-down

of

the

MSR

in

the

stratum

to

its

estimated

recoverable

value

is

charged

to

the

valuation

allowance.

As

of
December 31, 2021, the aggregate carrying value of the MSRs amounted to $
31.0

million (2020 - $
33.1

million).
The

MSRs

are

amortized

over

the

estimated

life

of

the

underlying

loans

based

on

an

income

forecast

method

as

a

reduction

of
servicing income.

The income forecast

method of amortization

is based on

projected cash flows.

A particular periodic

amortization is

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
154
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

leases (
i.e.
, the

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

date,

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
30 years
, some

of which

include options

to extend

the leases

for up

to
seven years
.

The Corporation does not recognize ROU assets and lease liabilities that arise from short-term leases, primarily related to
certain

month-to-month

ATM

operating

leases.

As

of

December

31,

2021,

the

Corporation

did
no
t have

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

of any non

-controlling interest

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
155
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

financial statements.

Goodwill and other intangible assets
Goodwill
-

Goodwill

represents

the

cost

in

excess

of

the

fair

value

of

net

assets

acquired

(including

identifiable

intangibles)

in
transactions accounted

for as

business combinations.

The Corporation

allocates goodwill

to the

reporting unit(s)

that are

expected to
benefit from

the synergies

of the

business combination.

Once goodwill

has been

assigned to

a reporting

unit, it

no longer

retains its
association with

a particular

acquisition, and

all of

the activities within

a reporting

unit, whether

acquired or

internally generated,

are
available to

support the

value of

the goodwill.

The Corporation

tests goodwill

for impairment

at least

annually as

of October

1st of
each year

and more

frequently if

circumstances exist

that indicate

a possible

reduction in

the fair

value of

a reporting

unit below

its
carrying

value. If,

after assessing

all relevant

events or

circumstances,

the Corporation

concludes

that it

is more-likely-than-not

that
the fair

value

of a

reporting

unit is

below

its carrying

value, then

an impairment

test is

required.

Every other

year or

when

deemed
necessary by

any particular

economic or Corporation

specific circumstances,

the Corporation

bypasses the qualitative

assessment and
proceeds directly

to a

quantitative analysis.

In addition

to the

goodwill recorded

at the

Commercial and

Corporate, Consumer

Retail,
and

Mortgage

Banking

reporting

units

in

connection

with

the

acquisition

of

BSPR

in

2020,

the

Corporation’s

goodwill

is

mostly
related to the United States (Florida) reporting unit.

Management performed

a qualitative

analysis over

the carrying

amount of

each relevant

reporting units’

goodwill as

of December
31,

2021

and

concluded

that

it

is

more-likely-than-not

that

the

fair

value

of

the

reporting

units

exceeded

its

carrying

value.

With
respect to the

goodwill of the

Florida reporting unit

,

this assessment involved

identifying the inputs

and assumptions that

most affects
fair value,

evaluating the

significance of

all identified

relevant events

and circumstances

that affect

fair value

of the

reporting

entity
and

weighing

such

factors

to

determine

if

it

is

more

likely

than

not

that

the

fair

value

of

the

reporting

unit

was

greater

than

it’s
carrying amount.
In the qualitative assessment of the Florida reporting

unit,

the Corporation evaluated events and circumstances that could impact the
fair value including the following:
●
Macroeconomic conditions, such as improvement or deterioration in general economic conditions;
● Industry and market considerations;
● Interest rate fluctuations;
● Overall financial performance of the entity;
● Performance of industry peers over the last year; and
● Recent market transactions.
Similarly,

evaluation

for

goodwill

associated

with

the

acquisition

of

BSPR

focused

on

a

qualitative

assessment

of

the

overall
performance

of

the

banking

reporting

unit

and

outlook

of

the

macroeconomic

conditions

for

the

reporting

unit.

Management
considered positive

and negative

evidence obtained

during the

evaluation of

significant events

and circumstances

and evaluated

such
information

to

conclude

that

it is

more

likely

than

not

that the

reporting

unit’s

fair value

is greater

than

it’s

carrying

amount;

thus,
quantitative tests were

not required.

Ultimately,

the Corporation determined

that goodwill was
no
t impaired

as of December

31, 2021
or 2020.
The

Corporation’s

other

intangible

assets

primarily

relate

to

core

deposits.

The

Corporation

amortizes

core

deposit

intangibles
based on

the projected

useful lives

of the

related deposits,

generally on

a straight-line

basis, and

reviews these

assets periodically

for
impairment

when event

or changes

in circumstances

indicate that

the carrying

amount may

not exceed

their fair

value. The

carrying
value of core deposit intangible assets amounted to $
28.6

million as of December 31, 2021 ($
35.8

million as of December 31, 2020).
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
156
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
% different

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
Rewards liability
The

Corporation

offers

products,

primarily

credit

cards,

that

offer

various

rewards

to

reward

program

members,

such

as

airline
tickets, cash, or

merchandise, based

on account

activity.

The Corporation

generally recognizes the

cost of rewards

as part of

business
promotion

expenses when

the rewards

are earned

by the

customer and,

at that

time, records

the corresponding

reward liability.

The
Corporation

determines

the

reward

liability

based

on

points

earned

to

date

that

the

Corporation

expects

to

be

redeemed

and

the
average

cost

per

point

redemption.

The

reward

liability

is

reduced

as

points

are

redeemed.

In

estimating

the

reward

liability,

the
Corporation considers historical

reward redemption behavior,

the terms of the

current reward program,

and the card

purchase activity.
The reward liability

is sensitive to

changes in the

reward redemption

type and redemption

rate, which is

based on the

expectation that
the

vast

majority

of

all points

earned

will eventually

be

redeemed.

The reward

liability,

which

is included

in other

liabilities in

the
consolidated statements of financial condition, totaled $
8.8

million and $
7.5

million as of December 31, 2021 and 2020, respectively.
Income taxes
The Corporation

uses the

asset and

liability method

for the recognition

of deferred

tax assets and

liabilities for

the expected

future
tax consequences

of events

that have

been recognized

in the

Corporation’s

financial statements

or tax

returns.

Deferred income

tax
assets

and

liabilities

are

determined

for

differences

between

the

financial

statement

and

tax

bases

of

assets

and

liabilities

that

will
result in taxable

or deductible amounts

in the future.

The computation is

based on enacted

tax laws and

rates applicable to

periods in
which

the

temporary

differences

are

expected

to

be

recovered

or

settled.

Valuation

allowances

are

established,

when

necessary,

to
reduce deferred

tax assets

to the

amount that

is more

likely than

not to

be realized.

In making

such assessment,

significant weight

is
given

to

evidence

that

can

be

objectively

verified,

including

both

positive

and

negative

evidence.

The

authoritative

guidance

for
accounting

for

income

taxes

requires

the

consideration

of

all

sources

of

taxable

income

available

to

realize

the

deferred

tax

asset,
including

the

future

reversal

of

existing

temporary

differences,

tax

planning

strategies

and

future

taxable

income,

exclusive

of

the
impact of

the reversal

of temporary

differences

and carryforwards.

In estimating

taxes, management

assesses the

relative

merits and
risks

of

the

appropriate

tax

treatment

of

transactions

considering

statutory,

judicial,

and

regulatory

guidance.

Refer

to

Note

28

–
Income Taxes, to

the consolidated financial statements,

for additional information.

Under

the authoritative

accounting guidance,

income tax

benefits are

recognized and

measured based

on a

two-step analysis:

i) a
tax

position

must

be

more

likely than

not

to be

sustained

based solely

on

its technical

merits

in

order

to

be recognized;

and

ii)

the
benefit

is

measured

at

the

largest

dollar

amount

of

that

position

that

is

more

likely

than

not

to

be

sustained

upon

settlement.

The
difference between

a benefit not

recognized in

accordance with

this analysis

and the

tax benefit

claimed on

a tax return

is referred

to
as an Unrecognized

Tax Benefit

(“UTB”).

The Corporation classifies interest

and penalties, if

any, related

to UTBs as components

of
income

tax

expense.

As of

December

31,

2021,

the

Corporation

had

UTBs in

an

aggregate

amount

of $
1.3

million

that

it acquired
from BSPR, which, if recognized, would decrease the effective income tax rate in future periods.
The Corporation

release income tax

effects from

OCI as investments

securities available for

sale are sold

or mature and

as pension
and post-retirement liabilities are extinguished.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
157
Treasury stock
The

Corporation

accounts

for

treasury

stock

at

par

value.

Under

this

method,

the

treasury

stock

account

is

increased

by

the

par
value of each share of

common stock reacquired.

Any excess amount paid per

share over the par value is

debited to additional paid-in
capital. Any remaining excess is charged to retained earnings.
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

Corporation to

reverse compensation expense

for

any

awards that

are
forfeited due to employee or director turnover. Quarterly changes in the estimated forfeiture rate may have a significant effect on share-
based compensation, as

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
financial condition
.
Segment information

The Corporation reports financial and

descriptive information about its reportable

segments. Operating segments are

components of
an

enterprise

about

which

separate

financial

information

is available

that

is evaluated

regularly

by management

in

deciding

how

to

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
158
allocate resources

and in assessing

performance.

The Corporation’s

management determined

that the segregation

that best fulfills

the
segment definition described above

is by lines of business for its operations

in Puerto Rico, the Corporation’s

principal market, and by
geographic areas for

its operations outside

of Puerto Rico.

As of December

31, 2021, the

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

2021 or

2020. See

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
of

common

shares

issued

and outstanding.

Net

income

attributable

to

common

stockholders

represents

net

income

adjusted

for

any
preferred

stock

dividends,

including

any

preferred

stock

dividends

declared

but

not

yet

paid,

and

any

cumulative

preferred

stock
dividends

related

to

the

current

dividend

period

that

have

not

been

declared

as

of

the

end

of

the

period.

Basic

weighted-average
common

shares

outstanding

excludes

unvested

shares

of

restricted

stock

that

do

not

contain

non-forfeitable

dividend

rights.

The
computation of diluted earnings per share is similar to the computation of basic earnings per share except that the number of weighted-
average

common

shares

is

increased

to

include

the

number

of

additional

common

shares

that

would

have

been

outstanding

if

the
dilutive common shares had been issued, referred to as potential common shares.

Potential dilutive

common shares

consist of

unvested shares

of restricted

stock that

do not

contain non-forfeitable

dividend rights,
warrants

outstanding

during

the

period,

and

common

stock

issued

under

the

assumed

exercise

of

stock

options,

if

any,

using

the
treasury stock

method.

This method

assumes that

the potential

dilutive common

shares are

issued and

outstanding and

the proceeds
from the exercise, in addition to the amount

of compensation cost attributable to future services, are used to purchase common stock at

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
159
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

Accounting Standards Adopted in 2021
Income Tax Simplification
In December 2019, the

FASB issued

new guidance to simplify the

accounting for income taxes by removing certain exceptions to the general principles and

the

accounting related to

areas such

as

franchise taxes,

step-up in

tax

basis, goodwill,

separate entity

financial
statements, and interim

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
activities

under way

in global

financial

markets.

The guidance,

may be adopted

on any date

on or after

March 12,

2020. However,

the relief
is temporary

and generally

cannot be applied

to contract

modifications

that occur

after December

31, 2022 or

hedging relationships

entered
into or

evaluated after that

date. As

of

the date

hereof, the

Corporation has made

limited contract modification in connection with

the
reference

rate reform.

Other Accounting

Standard

Codification

Improvements
On

October 15,

2020, ASU

2020-08, “Codification Improvements to Subtopic 310-20,

Receivables –

Nonrefundable Fees and

Other
Costs,” to clarify that

for each reporting

period an entity should

reevaluate whether

a callable debt security’s

amortized cost

basis exceeds
the amount repayable

by the issuer at the next call date.

For public business

entities, the

guidance took effect

for fiscal years, and interim

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
160
periods

within

those

fiscal

years,

beginning after

December 15,

2020.

The

adoption of

this

guidance did

not

have

an

effect

on

the
Corporation’s

consolidated

financial

statements.
On October

29, 2020,

the FASB issued

ASU 2020-10,

“Codification

Improvements.”

The amendments

in this ASU

affect a wide

range of
codification

topics and are

separated

into two sections:

B and C. The Section

B amendments

improve codification

consistency

by ensuring
that all guidance

that requires

or provides

an option

for an entity

to provide

information

in the notes

to financial

statements

or on the

face of
the financial statements

appears in the applicable

disclosure section

as well as the other presentation

matters sections,

reducing the chance
that the

requirement would be

missed. These

amendments are not

expected to

change current practice.

The amendments in

Section C
clarify guidance

for

more

consistent application. Section

C

addresses retirement

benefits (Topic

715),

interim reporting

(Topic

270),
receivables

(Topic 310), guarantees

(Topic 460), income

taxes (Topic 470),

and imputation

of interest

(Topic 835), among

other topics.

For
public business

entities

the amendments

are effective

for annual

periods

beginning

after December

15, 2020.

The adoption

of this guidance
during the

fourth quarter

of 2021

did not

have an

effect on

the Corporation’s

consolidated

financial

statements.
Recently

Issued Accounting

Standards

Not Yet Effective

or Not Yet Adopted
On

May

3,

2021,

the

FASB

issued

ASU

2021-04,

“Earnings Per

Share

(Topic

260),

Debt

–

Modifications and

Extinguishments
(Subtopic 470-50), Compensation

– Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s

Own Equity
(Subtopic 815-40):

Issuer’s Accounting

for Certain Modifications

or Exchanges of Freestanding

Equity-Classified

Written Call Options

(a
Consensus of the

Emerging Issues Task

Force).” The ASU

was issued to

clarify and reduce diversity in

practices for modification and
exchanges

of freestanding

equity-classified

written

call options

(for example,

warrants)

that remain

equity classified

after the

exchange.

The
amendments do not

apply to modifications

or exchanges of financial

instruments

within another

topic (for example,

Topic 718). The ASU
provides guidance on how to measure the effect

of the modification or exchange and how that effect

should be recognized. The ASU is
effective for all entities for fiscal years beginning

after December 15, 2021, including

interim periods within those

fiscal years. An entity
should apply the amendments prospectively

to modifications or exchanges

occurring on or after the effective date. The Corporation does not expect

that the

amendments

of this

update will

have a material

effect on

its consolidated

financial

statements.
In

July

2021,

the

FASB

updated the

Codification and

amended ASC

Topic

842,

“Leases,” to

require lessors

to

classify leases

as
operating leases if they have variable lease payments that do not depend on

an index or

rate and would have

selling losses if they were
classified as sales-type

or direct financing

leases. When a lease is classified

as operating, the

lessor does not recognize

a net investment in
the lease,

does not derecognize

the underlying

asset, and,

therefore,

does not recognize

a selling

profit or

loss. The

leased asset

continues

to
be subject

to the measurement

and impairment

requirements

under other

applicable

GAAP before

and after

the lease

transaction.

For public
business entities, the

amendment will

be

effective for

annual reporting periods

beginning after

December 15,

2021, including

interim
periods within

those fiscal

years. Early

adoption

is permitted.

The Corporation

does not

expect that

the amendments

of this

update will

have
a material

effect on

its consolidated

financial

statements.
On

October 28,

2021,

the

FASB

issued ASU

2021-08, “Business

Combinations (Topic

805): Accounting

for

Contract Assets

and
Contract Liabilities

From Contracts With Customers,” to address diversity

in practice and inconsistency

related to how revenue contracts
with customers acquired

in a business combination

are accounted for. The amendments

require that the acquirer

recognizes and measures
contract assets

and contract

liabilities

acquired

in a business

combination

in accordance

with Topic 606.

At the acquisition

date, an acquirer
should account

for the related revenue

contracts in

accordance

with Topic 606 as if it had originated

the contracts.

The ASU also provides
certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue
contracts in a business combination and applies to contract assets and contract liabilities from other contracts to which the provisions of
Topic 606 apply. For public business entities,

the amendments

are effective for fiscal

years beginning

after December 15, 2022,

including
interim periods

within those

fiscal years.

The Corporation

does not expect

that the

amendments

of this update

will have

a material

effect on
its consolidated

financial

statements.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
161
NOTE 2 – BUSINESS

COMBINATION
Effective

as

of
September 1, 2020
,

the

Corporation

completed

the

acquisition

of
BSPR
.

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

$
4.2

million.
Substantially

all

of

the

$
4.2

million

were

recorded

in

the

fourth

quarter

of

2020.

The

adjustments

were

primarily

related

to

post-
closing

purchase price

adjustments to

account for

differences

between

BSPR’s

actual excess

capital at

closing date

compared to

the
BSPR’s excess capital

amount used for the preliminary

closing statement at the acquisition date.

During August 2021, the Corporation
finalized its fair value analysis of the acquired assets and assumed liabilities associated with this acquisition.
The

following

table

summarizes

the

purchase

price

consideration

and

estimated

fair

values

of

assets

acquired

and

liabilities
assumed from BSPR as of September 1, 2020 under the acquisition method of accounting:

Fair Value

as Originally
Measurement Period
Fair Value

as
(In thousands)

Recorded Adjustments Remeasured
Total purchase price

consideration
$
1,277,626
$
3,382
$
1,281,008
Fair value of assets acquired:
Cash and cash equivalents $
1,684,252
$
-
$
1,684,252
Investment securities
1,167,225
-
1,167,225

Residential mortgage loans
807,637
540
808,177

Commercial mortgage loans
740,919
122
741,041

Commercial and Industrial ("C&I") loans
752,154
(390)
751,764

Consumer loans
214,206
(488)
213,718

Loans, net
2,514,916
(216)
2,514,700
Premises and equipment, net
12,499
-
12,499
Intangible assets
39,232
448
39,680
Other assets
144,008
(195)
143,813
Total assets and identifiable

intangible assets acquired
5,562,132
37
5,562,169
Fair value of liabilities assumed:
Deposits $
4,194,940
$
-
$
4,194,940
Other liabilities
95,869
865
96,734
Total liabilities assumed
4,290,809
865
4,291,674
Fair value of net assets and identifiable

intangible assets acquired
1,271,323
(828)
1,270,495
Goodwill $
6,303
$
4,210
$
10,513

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
162
The

application

of

the

acquisition

method

of

accounting

resulted

in

goodwill

of

$
10.5

million,

a

core

deposit

intangible

of
$
35.9
.

million,

and

purchased

credit

card

relationships

of

$
3.8

million,

which

are

included

in

the

Corporation’s

consolidated
statement of financial

condition.

Goodwill recognized in

this transaction is

not deductible for

income tax purposes.

Refer to Note
14 – Goodwill, to the consolidated financial statements

,

for additional information about goodwill and other

intangibles recognized
as part of the transaction.
Fair Value

of Identifiable Assets Acquired and Liabilities Assumed
The methods used to determine the fair values of the significant identifiable assets and liabilities assumed are described below:
Cash and cash

equivalents
- Cash and cash

equivalents include cash

and due from

banks, and interest-earning

deposits with banks
and the Federal Reserve

System. The Corporation

determined that the fair

values

of financial instruments that

are short-term or re-
price frequently and that have little, or no risk approximate the carrying values.
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

$
55.5

million

and

a

contractual

balance

of

$
67.1

million

as

of

the

acquisition

date.

The

Corporation
established an

initial ACL

for PCD

debt securities

of $
1.3

million, which

represents the

discount embedded

in the

purchase price
that is attributable to credit losses, through an adjustment to the acquired debt securities amortized cost and the ACL.
Loans –
The Corporation calculated the fair value of loans acquired in the BSPR acquisition using an income approach.

Under this
approach, fair value is measured

by the present value of

the net economic benefits to

be received over the life

of the loan.

The fair
value

was

estimated

based

on

a

discounted

cash

flow

method

under

which

the

present

value

of

the

contractual

cash

flows

was
calculated

based

on

certain

valuation

assumptions

such

as default

rates,

loss

severity,

and

prepayment

rates,

consistent

with

the
Corporation’s

CECL methodology,

and discounted

using

a market

rate of

return

that accounts

for both

the time

value of

money
and
investment

risk

factors.

The

discount

rate

utilized

to

analyze

fair

value

considered

the

cost

of

funds

rate,

capital

charge,
servicing

costs,

and

liquidity

premium,

mostly

based

on

industry

standards.

The

Corporation

segmented

the

loan

portfolio

into
two groups:

non-PCD loans

and PCD

loans.

Then loans

within each

group were

pooled based

on similar

characteristics, such

as
loan

type

(
i.e.
,

residential

mortgage,

commercial

and

industrial,

and

consumer

loans),

credit

scores,

loan-to-value,

fixed

or
adjustable

interest rates,

and

credit risk

ratings.

The Corporation

valued

commercial

mortgage loans

at the

loan

level. Non-PCD
loans and

PCD loans

had a

fair value

of $
1.8

billion and

$
752.8

million, respectively,

as of

the acquisition

date and

a contractual
balance

of

$
1.8

billion

and

$
786.0

million,

respectively,

as

of

the

same

date.

In

accordance

with

U.S.

GAAP,

there

was

no
carryover of

the ACL

that had

been previously

recorded by

BSPR. The

Corporation recorded

an initial

ACL of

$
38.9

million for
non-PCD

loans

(including

unfunded

commitments)

through

an

increase

to

the

provision

for

credit

losses.

The

Corporation
established an initial ACL for PCD loans of $
28.7

million through an adjustment to the acquired loan balance and the ACL.

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
163

Merger and Restructuring Costs
Upon

completion

of

the

acquisition,

the

Corporation

began

to

integrate

BSPR’s

operations

into

FirstBank’s

operations.

As

of
December 31,

2021, the

Corporation has

completed all

systems integration

efforts and

finalized personnel

and functions

integrations.
Acquisition and

restructuring costs

are expensed

as incurred.

To

the extent

there are

additional costs

associated with

the integration,
the

costs

will

be

recognized

based

on

the

nature

and

timing

of

these

integration

actions.

The

Corporation

recognized

cumulative
acquisition

expenses

of

$
64.3

million

through

December

31,

2021,

of

which

$
26.4

million,

$
26.5

million,

and

$
11.4

million

were
incurred during the years

ended December 31, 2021,

2020 and 2019, respectively.

Acquisition, integration, and

restructuring expenses
were

included

in

merger

and

restructuring

costs

in

the

consolidated

statements

of

income,

and

consisted

primarily

of

legal

fees,
severance

and

personnel-related

costs,

service

contracts

cancellation

penalties,

valuation

services,

systems

conversion,

and

other
integration efforts, as well

as accelerated depreciation

charges related to planned

closures and consolidation of

branches in accordance
with the Corporation’s integration

and restructuring plan.
NOTE 3 – RESTRICTIONS

ON CASH AND

DUE FROM

BANKS
The Corporation’s

bank subsidiary,

FirstBank, is

required by

law to

maintain minimum

average weekly

reserve balances

to cover
demand deposits.

The amount

of those

minimum average

weekly reserve

balances for

the period

that ended

December 31, 2021

was
$
1.2

billion (2020 - $
883.8

million). As of December 31, 2021 and 2020, the Bank complied with the requirement.

Cash and due from
banks as well as other highly liquid securities are used to cover the required average reserve balances.
As of December

31, 2021, and

as required

by the Puerto

Rico International

Banking Law,

the Corporation

maintained $
300,000

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

Money market investments as of December 31, 2021 and 2020 were as follows:
2021 2020
(Dollars in thousands)
Time deposits with other financial institutions
(1) (2)
$
300
$
300
Overnight deposits with other financial institutions
(3)
1,200
59,091
Other short-term investments
(4)
1,182
1,181
$
2,682
$
60,572
(1)
Consists of restricted time deposits required by the Puerto Rico International

Banking Law.
(2)
Weighted-average interest rate

of
0.05
% and
0.45
% as of December 31, 2021 and 2020, respectively.
(3)
Weighted-average interest rate

of
0.07
% and
0.15
% as of December 31, 2021 and 2020, respectively.
(4)
Weighted-average interest rate

of
0.15
% and
0.11
% as of December 31, 2021 and 2020, respectively.
As of December 31, 2021 and 2020, the Corporation had
no

money market investments pledged as collateral.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
164
NOTE 5 – INVESTMENT

SECURITIES
Investment Securities Available

for Sale
The amortized

cost, gross

unrealized gains

and losses

recorded in

OCI, ACL,

estimated fair

value, and

weighted-average yield

of
investment securities available for sale by contractual maturities as of December

31, 2021 were as follows:
December 31,

2021
Amortized cost
Gross
ACL Fair value
Unrealized Weighted-
Gains Losses
average
yield%
(Dollars in thousands)
U.S. Treasury securities:
After 1 to 5 years $
149,660
$
59
$
1,233
$
-
$
148,486
0.68
U.S. government-sponsored
agencies' obligations:
After 1 to 5 years
1,877,181
240
29,555
-
1,847,866
0.60
After 5 to 10 years
403,785
175
10,856
-
393,104
0.90
After 10 years
15,788
224
-
-
16,012
0.63
Puerto Rico government obligations:

After 10 years
(1)
3,574
-
416
308
2,850
-
United States and Puerto Rico
government obligations
2,449,988
698
42,060
308
2,408,318
0.67
MBS:
FHLMC certificates:
After 1 to 5 years
2,811
119
-
-
2,930
2.65
After 5 to 10 years
193,234
2,419
1,122
-
194,531
1.29
After 10 years
1,240,964
3,748
23,503
-
1,221,209
1.18

1,437,009
6,286
24,625
-
1,418,670
1.20
GNMA certificates:

Due within one year
2
-
-
-
2
1.32
After 1 to 5 years
16,714
572
-
-
17,286
2.90
After 5 to 10 years
27,271
80
139
-
27,212
0.51

After 10 years
338,927
7,091
2,174
-
343,844
1.45
382,914
7,743
2,313
-
388,344
1.45
FNMA certificates:
Due within one year
4,975
21
-
-
4,996
2.03
After 1 to 5 years
21,337
424
-
-
21,761
2.87

After 5 to 10 years
298,771
4,387
1,917
-
301,241
1.41
After 10 years
1,389,381
8,953
21,747
-
1,376,587
1.21

1,714,464
13,785
23,664
-
1,704,585
1.27

Collateralized mortgage obligations
issued or guaranteed by the FHLMC
FNMA and GNMA:
After 1 to 5 years
24,007
1
778
-
23,230
1.31
After 5 to 10 years
14,316
97
-
-
14,413
0.76
After 10 years
500,811
290
13,134
-
487,967
1.23
539,134
388
13,912
-
525,610
1.22
Private label:

After 10 years
9,994
-
1,963
797
7,234
2.21
Total MBS
4,083,515
28,202
66,477
797
4,044,443
1.26
Other

Due within one year
500
-
-
-
500
0.72

After 1 to 5 years
500
-
-
-
500
0.84
1,000
-
-
-
1,000
0.78
Total investment securities
available for sale $
6,534,503
$
28,900
$
108,537
$
1,105
$
6,453,761
1.03
(1)
Consists of a residential pass-through

MBS issued by the

PRHFA that

is collateralized by certain

second mortgages originated

under a program launched

by the Puerto Rico

government
in

2010.

During the

second

quarter of

2021,

the

Corporation

placed

this

instrument

in

nonaccrual

status

based

on

this

delinquency

status

of the

underlying

second

mortgage

loans
collateral.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
165
The amortized

cost, gross

unrealized gains

and losses

recorded in

OCI, ACL,

estimated fair

value, and

weighted-average yield

of
investment securities available for sale by contractual maturities as of December

31, 2020 were as follows:
December 31, 2020
Amortized cost
Gross
ACL Fair value
Unrealized Weighted-
Gains Losses
average
yield%
(Dollars in thousands)
U.S. Treasury securities:
Due within one year $
7,498
$
9
$
-
$
-
$
7,507
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
available for sale $
4,584,851
$
68,995
$
5,517
1,310
$
4,647,019
1.28
(1)
Consists of a residential pass-through

MBS issued by the

PRHFA that is

collateralized by certain second

mortgages originated under a

program launched by the Puerto

Rico government
in 2010.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
166
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

2021
by contractual maturity are shown below:
Amortized Cost Fair Value
(Dollars in thousands)
United States and Puerto Rico government obligations, and

other debt securities:

Within 1 year
$
500
$
500

After 1 to 5 years
2,027,341
1,996,852

After 5 to 10 years
403,785
393,104

After 10 years
19,362
18,862
2,450,988
2,409,318
MBS and collateralized mortgage obligations
(1)
4,083,515
4,044,443

Total investment securities available for sale
$
6,534,503
$
6,453,761
(1) The expected maturities of MBS and collateralized mortgage obligations may differ from their contractual maturities

because they may be subject to prepayments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
167
The following

tables show

the fair

value and

gross unrealized

losses of

the Corporation’s

available-for-sale

investment securities,
aggregated by

investment category

and length of

time that individual

securities have

been in a

continuous unrealized

loss position, as
of December 31, 2021 and December 31, 2020. The tables also include debt securities for which an ACL was recorded.
As of December 31, 2021
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)
Debt securities:

Puerto Rico-government obligations
$
-
$
-
$
2,850
$
416
$
2,850
$
416

U.S. Treasury and U.S. government

agencies’ obligations
1,717,340
25,401
606,179
16,243
2,323,519
41,644
MBS:

FNMA
1,237,701
19,843
112,559
3,821
1,350,260
23,664

FHLMC
986,345
16,144
221,896
8,481
1,208,241
24,625

GNMA
194,271
1,329
41,233
984
235,504
2,313

Collateralized mortgage obligations

issued or guaranteed by the FHLMC,

FNMA and GNMA
466,004
13,552
16,656
360
482,660
13,912

Private label MBS

-
-
7,234
1,963
7,234
1,963
$
4,601,661
$
76,269
$
1,008,607
$
32,268
$
5,610,268
$
108,537
As of December 31, 2020
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)
Debt securities:

Puerto Rico-government obligations
$
-
$
-
$
2,899
$
780
$
2,899
$
780

U.S. Treasury and U.S. government

agencies’ obligations
425,155
621
23,377
165
448,532
786
MBS:

FNMA
93,509
203
-
-
93,509
203

FHLMC
89,292
159
-
-
89,292
159

GNMA
70,504
217
-
-
70,504
217

Collateralized mortgage obligations

issued or guaranteed by the FHLMC,

FNMA and GNMA
104,500
410
9,761
82
114,261
492

Private label MBS
-
-
8,428
2,880
8,428
2,880
$
782,960
$
1,610
$
44,465
$
3,907
$
827,425
$
5,517

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
168
There were no sales

of securities available

for sale during the

year ended December

31, 2021. During the

year ended December 31,
2020, proceeds from

sales of available-for-sale

investment securities amounted

to $
1.2

billion, including gross

realized gains of

$
13.3
million and

gross realized

losses of

$
0.1

million. The

$
13.2

million net

gain was

realized on

tax-exempt securities

or was

realized at
the tax-exempt

international banking entity

subsidiary,

which had no

effect in

the income tax

expense recorded

during the year

ended
December 31, 2020.

Assessment for Credit Losses
Debt securities

issued by

U.S. government

agencies,

U.S. GSEs,

and

the U.S.

Treasury,

including

notes and

MBS, accounted

for
approximately
99
% of the

total available-for-sale

portfolio as of

December 31,

2021 and 2020,

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

31, 2021
and 2020.

The Corporation’s

credit loss

assessment was

concentrated mainly

on private

label MBS,

and on

Puerto Rico

government
debt securities, for which credit losses are evaluated on a quarterly basis.
The

Corporation’s

available-for-sale

MBS

portfolio

included

private

label

MBS

with

a

fair

value

of

$
7.2

million,

which

had
unrealized

losses of

approximately

$
2.8

million

as of

December 31,

2021

of which

$
0.8

million

is due

to credit

deterioration and

is
part of the ACL.
The interest rate on these private-label MBS is variable, tied to 3-month LIBOR, and limited to the weighted-average coupon on the underlying collateral.
The underlying collateral are fixed-rate, single-family residential mortgage loans in the United
States with original FICO scores over 700 and moderate loan-to-value ratios (under 80%), as well as moderate delinquency levels.

As
of December

31, 2021, the

Corporation did not

have the intent

to sell these

securities and determined

that it was

likely that it

will not
be required

to sell

the securities

before anticipated

recovery.

The Corporation

determined the

ACL for

private label

MBS based

on a
risk-adjusted

discounted

cash flow

methodology

that

considers

the

structure

and

terms of

the

instruments.

The

Corporation

utilized
PDs and LGDs that considered,

among other things, historical payment

performance, loan-to-value attributes,

and relevant current and
forward-looking macroeconomic variables,

such as regional unemployment

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

Range
Weighted

Range
Average Minimum Maximum Average Minimum Maximum
Discount rate
12.9%
12.9%
12.9%
12.2%
12.2%
12.2%
Prepayment rate
15.2%
7.6%
24.9%
12.1%
1.2%
18.8%
Projected Cumulative Loss Rate
7.6%
0.2%
15.7%
10.2%
2.6%
22.3%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
169
The Corporation

evaluates if

a credit

loss exists,

primarily

by monitoring

adverse variances

in the

present value

of expected

cash
flows. As of December

31, 2021, the ACL for

these private label MBS

was $
0.8

million, relatively flat compared

to $
1.0

million as of
December 31, 2020.

As

of

December

31,

2021,

the

Corporation’s

available-for-sale

investment

securities

portfolio

also

included

a

residential

pass-
through

MBS

issued

by

the

PRHFA,

collateralized

by

certain

second

mortgages,

with

a

fair

value

of

$
2.9

million,

which

had

an
unrealized loss of

approximately $
0.7

million. Approximately $
0.3

million of the unrealized

losses was due to

credit deterioration and
is part of

the ACL. The

underlying second

mortgage loans were

originated under

a program launched

by the Puerto

Rico government
in

2010.

This

residential

pass-through

MBS

was

structured

as

a

zero-coupon

bond

for

the

first

ten

years

(up

to

July

2019).

The
underlying

source

of

repayment

on

this

residential

pass-through

MBS

is

second

mortgage

loans

in

Puerto

Rico.

PRHFA,

not

the
Puerto

Rico

government,

provides

a

guarantee

in

the

event

of

default

and

subsequent

foreclosure

of

the

properties

underlying

the
second mortgage

loans. During

the second

quarter of

2021, the

Corporation placed

this instrument

in nonaccrual

status based

on the
delinquency status of

the underlying second

mortgage loans collateral.

The Corporation determined

the ACL on

this instrument based
on

a

risk-adjusted

discounted

cash

flow

methodology

that

considered

the

structure

and

terms

of

the

underlying

collateral.

The
Corporation utilized PDs and LGDs

that considered, among other

things, historical payment performance,

loan-to value attributes,

and
relevant

current

and

forward-looking

macroeconomic

variables,

such

as

regional

unemployment

rates,

the

housing

price

index,

and
expected recovery

from the PRHFA

guarantee. Under

this approach, all

future cash flows

(interest and principal)

from the underlying
collateral loans, adjusted by

prepayments and the PDs and

LGDs, were discounted at

the internal rate of return

as of the reporting date
and compared to

the amortized cost.

In the event

that the second

mortgage loans default

and the collateral

is insufficient to

satisfy the
outstanding

balance

of

this

residential

pass-through

MBS,

PRHFA’

s

ability

to

honor

its

insurance

will

depend

on,

among

other
factors,

the financial

condition of

PRHFA

at the

time

such obligation

becomes due

and payable.

Further deterioration

of the

Puerto
Rico

economy

or

fiscal

health

of

the

PRHFA

could

impact

the

value

of

these

securities,

resulting

in

additional

losses

to

the
Corporation. As

of December

31, 2021,

the Corporation

did not

have the

intent to

sell this

security and

determined that

it was

likely
that it will not be required to sell the security before its anticipated recovery

.
Accrued interest

receivable on

available-for-sale

debt securities

totaled $
10.1

million as

of December

31, 2021

($
8.5

million as

of
December 31, 2020) and is excluded from the estimate of credit losses.

The following table

presents a rollforward

by major security

type for the

years ended December

31, 2021 and

2020 of the ACL

on
debt securities available-for-sale:
Year

Ended December 31, 2021
Private label MBS
Puerto Rico

Government
Obligations Total
(In thousands)
Beginning balance $
1,002
$
308
$
1,310
Provision for credit losses - (benefit)
(136)
-
(136)
Net charge-offs
(69)
-
(69)

ACL on debt securities available-for-sale
$
797
$
308
$
1,105
Year

Ended December 31, 2020
Private label MBS
Puerto Rico

Government
Obligations Total
(In thousands)
Beginning balance $
-
$
-
$
-
Provision for credit losses
1,333
308
1,641
Net charge-offs
(331)
-
(331)

ACL on debt securities available-for-sale
$
1,002
$
308
$
1,310

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
170

During the year ended December 31, 2019, the Corporation recorded OTTI losses on available-for-sale debt securities as follows:
2019
(In thousands)
Total OTTI losses

$
(557)
Portion of OTTI recognized in OCI
60
Net impairment losses recognized in earnings
(1)
$
(497)
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

2021 and December 31, 2020 were as follows
:
December 31, 2021
Amortized cost Fair value
Gross Unrecognized Weighted-
(Dollars in thousands)
Gains Losses ACL average yield%
Puerto Rico municipal bonds:

Due within one year
$
2,995
$
5
$
-
$
3,000
$
70
5.39

After 1 to 5 years
14,785
526
156
15,155
347
2.35

After 5 to 10 years
90,584
1,555
3,139
89,000
3,258
4.25

After 10 years
69,769
-
9,777
59,992
4,896
4.06
Total investment

securities
held to maturity $
178,133
$
2,086
$
13,072
$
167,147
$
8,571
4.04
December 31, 2020
Amortized cost Fair value
Gross Unrecognized Weighted-
(Dollars in thousands)
Gains Losses ACL average yield%
Puerto Rico municipal bonds:

Due within one year
$
556
$
7
$
-
$
563
$
-
5.41

After 1 to 5 years
17,297
561
305
17,553
576
3.00

After 5 to 10 years
88,394
1,388
3,146
86,636
4,401
4.66

After 10 years
83,241
-
14,187
69,054
3,868
3.57
Total investment

securities
held to maturity $
189,488
$
1,956
$
17,638
$
173,806
$
8,845
4.03

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
171
The following tables

show the Corporation’s

held-to-maturity investments’

fair value and gross

unrecognized losses, aggregated

by
investment category and

length of time that

individual securities had been

in a continuous unrecognized

loss position, as of

December
31, 2021 and December 31, 2020, including debt securities for which an ACL was recorded:
As of December 31, 2021
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)
Debt securities:

Puerto Rico municipal bonds
$
-
$
-
$
140,732
$
13,072
$
140,732
$
13,072
As of December 31, 2020
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)
Debt securities:

Puerto Rico municipal bonds
$
28,252
$
1,611
$
116,216
$
16,027
$
144,468
$
17,638
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

December

31,

2021.

The

Puerto

Rico

municipal

bonds

had

an

ACL

of

$
8.6

million

as

of
December 31, 2021, down $
0.2

million from $
8.8

million as of December 31, 2020. The

decrease was mainly related to improvements
in forecasted

macroeconomic variables

and the repayment

of certain bonds

during the year

ended December 31,

2021, partially offset
by changes

in some issuers’

financial metrics

based on

their most recent

financial statements.

The ACL

recorded as

of December

31,
2020

included

the

initial

ACL

for

held-to-maturity

securities

of

$
8.1

million

upon

adoption

of

CECL

on

January

1,

2020,

a

$
1.3
million initial ACL established

for PCD debt securities with

a fair value of $
55.5

million acquired in the

BSPR acquisition, and a $
0.6
million

net

release

of

the

initial

reserves

recorded

during

2020.

In

accordance

with

the

Corporation’s

policy,

accrued

interest
receivable

on

held-to-maturity

debt

securities

that

totaled

$
3.4

million

as

of

December

31,

2021

($
3.6

million

as

of

December

31,
2020) and was excluded from the estimate of credit losses.

The following table

presents the activity

in the ACL

for debt securities

held to maturity

by major security

type for the

years ended
December 31, 2021 and 2020:

Puerto Rico Municipal Bonds
Year

Ended
December 31, 2021 December 31, 2020
(In thousands)
Beginning Balance $
8,845
$
-
Impact of adopting ASC 326
-
8,134
Initial allowance on PCD debt securities
-
1,269
Provision for credit losses - (benefit)
(274)
(558)
$
8,571
$
8,845

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
172

During the

second quarter

of 2019,

the oversight

board established

by PROMESA

announced

the designation

of Puerto

Rico’s

78
municipalities

as

covered

instrumentalities

under

PROMESA.

Municipalities

may

be

affected

by

the

negative

economic

and

other
effects

resulting

from

expense,

revenue,

or

cash

management

measures

taken

by

the

Puerto

Rico

government

to

address

its

fiscal
situation,

or

measures

included

in

fiscal

plans

of

other

government

entities,

and,

more

recently,

by

the

effect

of

the

COVID-19
pandemic on the Puerto Rico and global

economy. Given

the inherent uncertainties about the fiscal

situation of the Puerto Rico central
government,

the

COVID-19

pandemic,

and

the

measures

taken,

or

to

be

taken,

by

other

government

entities

in

response

to

the
COVID-19 pandemic

on municipalities,

the Corporation

cannot be

certain whether

future charges

to the

ACL on these

securities will
be required.

From

time

to

time,

the

Corporation

has

securities

held

to

maturity

with

an

original

maturity

of

three

months

or

less

that

are
considered

cash

and

cash

equivalents

and

are

classified

as

money

market

investments

in

the

consolidated

statements

of

financial
condition. As of

December 31,

2021, and

2020, the

Corporation had

no outstanding

securities held

to maturity

that were classified

as
cash and cash equivalents.

Credit Quality Indicators:
The held-to-maturity

investment securities

portfolio consisted

of financing

arrangements with

Puerto Rico

municipalities issued

in
bond form,

which are

accounted for

as securities,

but are

underwritten

as loans

with features

that are

typically found

in commercial
loans. Accordingly,

the Corporation

monitors the

credit quality

of Puerto

Rico municipal

bonds

held-to-maturity

through the

use of
internal

credit-risk

ratings,

which

are

generally

updated

on

a

quarterly

basis.

The

Corporation

considers

a

debt

security

held-to-
maturity as a criticized asset

if its risk rating

is Special Mention, Substandard,

Doubtful,

or Loss. Puerto Rico municipal

bonds that do
not meet

the criteria

for classification

as criticized

assets are

considered

to be

pass-rated

securities. The

asset categories

are defined
below:
Pass –

Assets classified

as pass

have

a well-defined

primary source

of repayment,

with no

apparent risk,

strong financial

position,
minimal operating

risk, profitability,

liquidity and

strong capitalization

and include

assets categorized

as watch.

Assets classified

as
watch have

acceptable business

credit,

but borrowers

operations,

cash flow

or financial

condition evidence

more than

average

risk
and requires additional level of supervision and attention from Loan Officers.
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
securities. The objective

of these loan

reviews is assess

accuracy

of the Bank’s

determination and maintenance

of loan risk

rating and
its adherence

to lending

policies, practices

and procedures.

The monitoring

performed by

this group

contributes to

the assessment

of

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
173
compliance with

credit policies

and underwriting

standards, the

determination of

the current

level of

credit risk,

the evaluation

of the
effectiveness of

the credit

management process,

and the

identification of

any deficiency

that may

arise in

the credit-granting

process.
Based on

its findings,

the Loan

Review Group

recommends corrective

actions,

if necessary,

that

help

in maintaining

a sound

credit
process. The Loan Review Group reports the results of the credit process reviews to the Risk Management Committee.
The

following

table

summarizes

the

amortized

cost

of

the

Puerto

Rico

Municipal

Bonds,

which

are

the

Corporation’s

only

debt
securities held-to-maturity,

as of December 31, 2021

and 2020, aggregated by credit quality indicator:
Held to Maturity
Puerto Rico Municipal Bonds
December 31, December 31
(In thousands) 2021 2020
Risk Ratings:

Pass
$
178,133
$
189,488

Criticized:

Special Mention
-
-

Substandard
-
-

Doubtful
-
-

Loss
-
-

Total
$
178,133
$
189,488
No

held-to-maturity debt

securities were

on nonaccrual

status, 90

days past

due and

still accruing,

or past

due as

of December

31,
2021 and 2020. A security is considered to be past due once it is
30

days contractually past due under the terms of the agreement.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
174
NOTE 6 – EQUITY SECURITIES
Institutions that

are members

of the FHLB

system are required

to maintain

a minimum

investment in FHLB

stock. Such

minimum
investment

is

calculated

as

a

percentage

of

aggregate

outstanding

mortgage

related

assets,

and

the

FHLB

requires

an

additional
investment that

is calculated

as a

percentage of

total FHLB

advances and

letters of

credit, if

any.

The FHLB

stock represents

capital
stock issued at $
100

par value, and both stock and cash dividends may be received.
As of

December 31,

2021 and

2020, the

Corporation had

investments in

FHLB stock

carried at

a cost

of $
21.5

million and

$
31.2
million, respectively.

Dividend income

from FHLB

stock for

the years

ended December

31, 2021,

2020, and

2019 amounted

to $
1.4
million, $
2.0

million, and $
2.7

million, respectively.
The FHLB of New York

issued the shares of FHLB stock

owned by the Corporation. The FHLB

of New York

is part of the Federal
Home

Loan

Bank

System,

a

national

wholesale

banking

network

of

eleven

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

2021

and

2020,

the

Corporation

owned

other

equity

securities

with

a

readily

determinable

fair

value

of
approximately

$
5.4

million and

$
1.5

million, respectively.

During

the year

ended December

31, 2021,

the Corporation

recognized a
marked-to-market loss of

$
0.1

million associated with

these securities, which

was recorded as

part of other

non-interest income in

the
consolidated statements of income,

compared to a $
38

thousand marked-to-market gain for

the year ended December 2020,

and a $
0.4
thousand

marked-to-market

gain for

the year

ended December

2019. In

addition,

the Corporation

has other

equity securities

that do
not have

a readily-determinable

fair value.

The carrying

value of such

securities as of

December 31,

2021 and

2020 was $
5.3

million
and $
4.9

million, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
175
NOTE 7 – INTEREST AND DIVIDEND INCOME ON INVESTMENT

SECURITIES, MONEY MARKET INVESTMENTS
AND INTEREST-BEARING CASH ACCOUNTS
The following

provides information

about interest

on investments,

interest-bearing

cash accounts,

and FHLB dividend

income:

Year Ended

December 31,

2021 2020 2019
(In thousands)
MBS:

Taxable
$
31,398
$
9,404
$
7,812

Exempt
(1)
18,667
30,877
29,232
50,065
40,281
37,044
Puerto Rico government obligations, U.S. Treasury securities, and U.S.

government agencies:

Taxable
5,513
1,032
165

Exempt
(1)
15,859
15,235
19,623
21,372
16,267
19,788
Other investment securities (including FHLB dividends)

Taxable
1,456
1,999
2,714
Total interest income on

investment securities
72,893
58,547
59,546
Interest on money market investments and interest-bearing cash accounts:

Taxable
2,661
3,386
13,205

Exempt

1
2
148
Total interest income on money market

investments and interest-bearing cash accounts
2,662
3,388
13,353
Total interest and

dividend income on investment securities, money market

investments, and interest-bearing cash accounts
$
75,555
$
61,935
$
72,899
(1)
Primarily MBS and government obligations held by International Banking

Entities (as defined in the International Baking Entity Act

of Puerto Rico), whose interest income and sales are
exempt from Puerto Rico income taxation under that act,

as well as tax-exempt Puerto Rico municipal bonds held as part of the held-to-maturity investment securities portfolio.
The following table summarizes the components of interest and dividend income on investments:
Year Ended

December 31,
2021 2020 2019
(In thousands)
Interest income on investment securities, money

market investments, and interest-bearing cash accounts $
74,114
$
59,952
$
70,201
Dividends on FHLB stock

1,394
1,959
2,682
Dividends on other equity securities
47
24
16
Total interest income

and dividends on investments
$
75,555
$
61,935
$
72,899

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
176
NOTE 8 – LOANS HELD FOR INVESTMENT

The following

provides information

about the loan

portfolio held

for investment

as of the indicated

dates:

As of December 31,

As of December 31,

2021 2020
(In thousands)
Residential mortgage loans, mainly secured by first mortgages $
2,978,895
$
3,521,954
Construction loans
138,999
212,500
Commercial mortgage loans

2,167,469
2,230,602
C&I loans
(1) (2)
2,887,251
3,202,590
Consumer loans
2,888,044
2,609,643

Loans held for investment
(3)
11,060,658
11,777,289
ACL on loans and finance leases
(269,030)
(385,887)
Loans held for investment, net $
10,791,628
$
11,391,402
(1) As of December 31, 2021 and 2020, includes $
145.0

million and $
406.0

million, respectively, of SBA PPP loans.
(2)
As of each December 31, 2021 and 2020, includes

$
1.0

billion of commercial loans that were secured by real

estate but were not dependent upon the real
estate for repayment.
(3) Includes accretable fair value net purchase discounts of $
35.3

million and $
48.0

million as of December 31, 2021 and 2020, respectively.
As

of

December 31,

2021,

and

2020,

the

Corporation

had

net

deferred

origination

costs

on

its

loan

portfolio

amounting

to

$
4.3
million

and

$
4.6

million,

respectively.

The

total

loan

portfolio

is

net

of

unearned

income

of

$
79.0

million

and

$
65.8

million

as

of
December 31, 2021 and 2020, respectively.
As of

December 31,

2021,

the Corporation

was

servicing

residential

mortgage

loans owned

by others

in an

aggregate

amount

of
$
4.0

billion (2020 —

$
4.2

billion), and

commercial loan

participations owned

by others

in an

aggregate amount

of $
383.5

million as
of December 31, 2021 (2020 — $
422.0

million).
Various

loans, mainly secured by first mortgages,

were assigned as collateral for CDs, individual

retirement accounts, and advances
from

the

FHLB.

Total

loans

pledged

as

collateral

amounted

to

$
2.1

billion

and

$
2.5

billion

as

of

December 31,

2021

and

2020,
respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
177

The following

tables present

by portfolio

classes the

amortized cost

basis of

loans on

nonaccrual status

and loans
past

due

90

days

or

more

and

still

accruing

as

of

December

31,

2021

and

the

interest

income

recognized

on
nonaccrual loans for the years ended December 31, 2021 and 2020:
As of December 31, 2021
Year Ended
December 31,
2021
Year Ended
December 31,
2020
Puerto Rico and Virgin Islands region
Nonaccrual
Loans with No
ACL
Nonaccrual
Loans with
ACL
Total
Nonaccrual
Loans
(2)
Loans Past Due
90 days or
more and Still
Accruing
(2)(3)
Interest Income
Recognized on
Nonaccrual
Loans
Interest Income
Recognized on
Nonaccrual
Loans (In thousands)
Residential mortgage loans, mainly secured
by first mortgages:
FHA/VA government

-guaranteed
$
-
$
-
$
-
$
65,394
$
-
-
Conventional residential mortgage loans
3,689
44,286
47,975
28,433
1,406
1,050
Construction loans
1,000
1,664
2,664
-
61
80
Commercial mortgage loans

8,289
17,048
25,337
9,919
201
194
C&I loans
10,925
5,259
16,184
7,766
113
86
Consumer Loans:
Auto loans
3,146
3,538
6,684
-
99
164
Finance leases
196
670
866
-
2
25
Personal loans
-
1,208
1,208
-
92
49
Credit cards
-
-
-
2,985
-
-
Other consumer loans
20
1,543
1,563
-
5
5
Total loans held for investment
(1)
$
27,265
$
75,216
$
102,481
$
114,497
$
1,979
$
1,653
(1) Nonaccrual loans exclude $
357.7

million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2021.
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
of adoption

of CECL

and will

continue to

be excluded

from nonaccrual

loan statistics

as long

as the

Corporation can

reasonably estimate

the timing

and
amount of cash flows expected

to be collected on the

loan pools. The amortized cost

of such loans as of

December 31, 2021 was $
117.5

million. The portion
of such loans

contractually past due

90 days or

more, amounting to

$
20.6
million as of

December 31, 2021

($
19.1

million conventional residential

mortgage
loans and $
1.5
million commercial mortgage loans), is presented in the

loans past due 90 days or more and still accruing category in the table above.
(3)
These include rebooked

loans, which were

previously pooled into

GNMA securities amounting

to $
7.2

million as of December

31, 2021. Under

the GNMA
program,

the

Corporation

has

the

option

but

not

the

obligation

to

repurchase

loans

that

meet

GNMA’s

specified

delinquency

criteria.

For

accounting
purposes, the loans subject

to the repurchase option

are required to be

reflected on the financial

statements with an offsetting

liability. During

the year ended
December 31, 2021, the Corporation repurchased, pursuant

to the aforementioned repurchase option, $
1.1

million of loans previously sold to GNMA.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
178
As of December 31, 2021
Year Ended
December 31,
2021
Year Ended
December 31,
2020
Florida region
Nonaccrual
Loans with No
ACL
Nonaccrual
Loans with
ACL
Total
Nonaccrual
Loans
Loans Past Due
90 days or
more and Still
Accruing
Interest Income
Recognized on
Nonaccrual
Loans
Interest Income
Recognized on
Nonaccrual
Loans (In thousands)
Residential mortgage loans, mainly secured
by first mortgages:
FHA/VA government

-guaranteed
$
-
$
-
$
-
$
121
$
-
$
-
Conventional residential mortgage loans
-
7,152
7,152
-
211
285
Construction loans
-
-
-
-
-
-
Commercial mortgage loans

-
-
-
-
-
-
C&I loans
468
483
951
61
70
71
Consumer Loans:
Auto loans
-
-
-
-
-
12
Finance leases
-
-
-
-
-
-
Personal loans
-
-
-
-
-
-
Credit cards
-
-
-
-
-
-
Other consumer loans
-
133
133
-
10
8
Total loans held for investment
(1)
$
468
$
7,768
$
8,236
$
182
$
291
$
376
(1) Nonaccrual loans exclude $
5.7

million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2021.
As of December 31, 2021
Year Ended
December 31,
2021
Year Ended
December 31,
2020
Total
Nonaccrual
Loans with No
ACL
Nonaccrual
Loans with
ACL
Total
Nonaccrual
Loans

(2)
Loans Past Due
90 days or
more and Still
Accruing
(2)(3)
Interest Income
Recognized on
Nonaccrual
Loans
Interest Income
Recognized on
Nonaccrual
Loans (In thousands)
Residential mortgage loans, mainly secured
by first mortgages:
FHA/VA government

-guaranteed
$
-
$
-
$
-
$
65,515
$
-
$
-
Conventional residential mortgage loans
3,689
51,438
55,127
28,433
1,617
1,335
Construction loans
1,000
1,664
2,664
-
61
80
Commercial mortgage loans

8,289
17,048
25,337
9,919
201
194
C&I loans
11,393
5,742
17,135
7,827
183
157
Consumer Loans:
Auto loans
3,146
3,538
6,684
-
99
176
Finance leases
196
670
866
-
2
25
Personal loans
-
1,208
1,208
-
92
49
Credit cards
-
-
-
2,985
-
-
Other consumer loans
20
1,676
1,696
-
15
13
Total loans held for investment
(1)
$
27,733
$
82,984
$
110,717
$
114,679
$
2,270
$
2,029
(1) Nonaccrual loans exclude $
363.4

million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2021.
(2)
Nonaccrual loans excludes PCD loans previously accounted

for under ASC Subtopic 310-30 for which

the Corporation made the accounting policy election
of maintaining pools of loans accounted for under

ASC Subtopic 310-30 as “units of account” both at

the time of adoption of CECL on January 1,

2020 and
on an ongoing basis for credit

loss measurement. These

loans accrete interest income based

on the effective interest rate

of the loan pools determined

at the
time of adoption

of CECL and

will continue

to be excluded

from nonaccrual

loan statistics

as long as

the Corporation can

reasonably estimate

the timing
and amount of

cash flows expected

to be collected

on the loan

pools. The amortized

cost of such

loans as of

December 31, 2021

was $
117.5

million. The
portion of such loans contractually

past due 90 days or more,

amounting to $"
20.6
million as of December 31,

2021 ($
19.1
" million conventional residential
mortgage loans

and $
1.5

million commercial

mortgage loans),

is presented

in the

loans past

due 90

days or

more and

still accruing

category in

the table
above.
(3)
These

include

rebooked

loans,

which

were

previously

pooled

into

GNMA

securities,

amounting

to

$
7.2

million

as

of

December

31,

2021.

Under

the
GNMA

program,

the

Corporation

has

the

option

but

not

the

obligation

to

repurchase

loans

that

meet

GNMA’s

specified

delinquency

criteria.

For
accounting purposes, these loans

subject to the repurchase option

are required to be

reflected on the financial

statements with an offsetting

liability. During
the year ended December 31, 2021, the Corporation

repurchased, pursuant to the aforementioned repurchase

option, $
1.1

million of loans previously sold to
GNMA.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
179

The following

tables present

by portfolio

classes the

amortized

cost basis

of loans

on nonaccrual

status and

loans past

due 90
days or more and still accruing as of December 31, 2020:
As of December 31, 2020
Puerto Rico and Virgin Islands region
Nonaccrual Loans with No
ACL Nonaccrual Loans with ACL Total Nonaccrual Loans
(2)
Loans Past Due 90 days or
more and Still Accruing
(2)(3)
(In thousands)
Residential mortgage loans, mainly secured
by first mortgages:
FHA/VA government

-guaranteed
$
-
$
-
$
-
$
98,993
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
$
43,591
$
145,691
$
189,282
$
144,845
(1) Nonaccrual loans exclude $
386.7

million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2020.
(2)
Excludes PCD loans previously accounted

for under ASC Subtopic 310-30 for

which the Corporation made the accounting

policy election of maintaining pools

of loans accounted
for under ASC Subtopic

310-30 as “units

of account” both at

the time of adoption

of CECL on January

1, 2020 and on

an ongoing basis

for credit loss measurement.

These loans
accrete interest

income based

on the effective

interest rate

of the

loan pools

determined at

the time of

adoption of

CECL and

will continue

to be

excluded from

nonaccrual loan
statistics as long as the Corporation can

reasonably estimate the timing and amount

of cash flows expected to be collected

on the loan pools. The amortized cost

of such loans as of
December 31,

2020 was

$
130.9

million. The

portion of

such loans

contractually past

due 90

days or

more, amounting

to $
26.3

million as

of December

31, 2020

($
24.7

million
conventional residential

mortgage loans

and $
1.6

million commercial

mortgage loans),

is presented in

the loans past

due 90 days

or more and

still accruing

category in

the table
above.
(3)
These

include

loans

rebooked,

which

were

previously

pooled

into

GNMA

securities

amounting

to

$
10.7

million

as

of

December

31,

2020.

Under

the

GNMA

program,

the
Corporation

has

the

option

but

not

the

obligation to

repurchase

loans

that

meet

GNMA’s

specified

delinquency

criteria.

For

accounting

purposes,

these

loans

subject

to

the
repurchase option

are required

to be

reflected on

the financial

statements with

an offsetting

liability.

During the

year ended

December 31,

2020, the

Corporation repurchased,
pursuant to the aforementioned repurchase option, $
55.0

million of loans previously sold to GNMA.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
180
As of December 31, 2020
Florida region
Nonaccrual Loans with No
ACL Nonaccrual Loans with ACL Total Nonaccrual Loans
Loans Past Due 90 days or
more and Still Accruing (In thousands)
Residential mortgage loans, mainly secured
by first mortgages:
FHA/VA government

-guaranteed
$
-
$
-
$
-
$
250
Conventional residential mortgage loans
2,584
11,838
14,422
-
Construction loans
-
-
-
-
Commercial mortgage loans

-
-
-
-
C&I loans
561
-
561
-
Consumer Loans:
Auto loans
-
223
223
-
Finance leases
-
-
-
-
Personal loans
-
-
-
-
Credit cards
-
-
-
-
Other consumer loans
-
601
601
-
Total loans held for investment
(1)
$
3,145
$
12,662
$
15,807
$
250
(1) Nonaccrual loans exclude $
6.6

million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2020.
As of December 31, 2020
Total
Nonaccrual Loans with No
ACL Nonaccrual Loans with ACL Total Nonaccrual Loans

(2)
Loans Past Due 90 days or
more and Still Accruing
(2)(3)
(In thousands)
Residential mortgage loans, mainly secured
by first mortgages:
FHA/VA government

-guaranteed
$
-
$
-
$
-
$
99,243
Conventional residential mortgage loans
15,002
110,365
125,367
38,834
Construction loans
4,546
8,425
12,971
-
Commercial mortgage loans

11,777
17,834
29,611
3,252
C&I loans
15,385
5,496
20,881
2,246
Consumer Loans:
Auto loans
26
8,861
8,887
-
Finance leases
-
1,466
1,466
-
Personal loans
-
1,623
1,623
-
Credit cards
-
-
-
1,520
Other consumer loans
-
4,283
4,283
-
Total loans held for investment (1) $
46,736
$
158,353
$
205,089
$
145,095
(1) Nonaccrual loans exclude $
393.3

million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2020.
(2)
Excludes PCD loans previously accounted

for under ASC Subtopic 310-30 for

which the Corporation made the accounting

policy election of maintaining pools

of loans accounted
for under ASC Subtopic

310-30 as “units

of account” both at

the time of adoption

of CECL on January

1, 2020 and on

an ongoing basis

for credit loss measurement.

These loans
accrete interest

income based

on the effective

interest rate

of the

loan pools

determined at

the time of

adoption of

CECL and

will continue

to be

excluded from

nonaccrual loan
statistics as long as the Corporation can

reasonably estimate the timing and amount

of cash flows expected to be collected

on the loan pools. The amortized cost

of such loans as of
December 31,

2020 was

$
130.9

million. The

portion of

such loans

contractually past

due 90

days or

more, amounting

to $
26.3

million as

of December

31, 2020

($
24.7

million
conventional residential

mortgage loans

and $
1.6

million commercial

mortgage loans),

is presented in

the loans past

due 90 days

or more and

still accruing

category in

the table
above.
(3)
These

include

rebooked

loans

,

which

were

previously

pooled

into

GNMA

securities

amounting

to

$
10.7

million

as

of December

31,

2020.

Under

the

GNMA program,

the
Corporation

has

the

option

but

not

the

obligation to

repurchase

loans

that

meet

GNMA’s

specified

delinquency

criteria.

For

accounting

purposes,

these

loans

subject

to

the
repurchase option

are required

to be

reflected on

the financial

statements with

an offsetting

liability.

During the

year ended

December 31,

2020, the

Corporation repurchased,
pursuant to the aforementioned repurchase option, $
55.0

million of loans previously sold to GNMA.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
181
When a

loan

is placed

on nonaccrual

status, any

accrued but

uncollected

interest income

is reversed

and

charged

against interest
income

and the

amortization of

any net

deferred fees

is suspended.

The amount

of accrued

interest reversed

against interest

income
totaled $
2.0

million and $
1.9

million for the year ended December 31, 2021 and 2020, respectively.
As of

December 31,

2021, the

recorded investment

on residential

mortgage loans

collateralized by

residential real

estate property
that were in

the process of

foreclosure amounted

to $
85.4

million, including $
43.4

million of loans

insured by the

FHA or guaranteed
by

the

VA,

and

$
13.9

million

of

PCD

loans

acquired

prior

to

the

adoption,

on

January

1,

2020,

of

CECL

and

for

which

the
Corporation made

the accounting

policy election

of maintaining

pools of

loans previously

accounted for

under ASC 310

-30 as

“units
of account.”
The Corporation

commences the

foreclosure process

on residential

real estate

loans when

a borrower

becomes
120

days
delinquent,

in accordance

with the

requirements

of the

CFPB. Foreclosure

procedures

and timelines

vary depending

on whether

the
property is located in a judicial or

non-judicial state. Judicial states
(i.e.,

Puerto Rico, Florida, and the USVI) require

the foreclosure to
be processed

through the

state’s

court while

foreclosure in

non-judicial

states (
i.e.,

the BVI)

is processed

without court

intervention.
Foreclosure timelines

vary according to

local jurisdiction

law and investor

guidelines. Occasionally,

foreclosures may

be delayed due
to, among other reasons, mandatory mediations, bankruptcy,

court delays, and title issues.

The Corporation’s aging of the loan portfolio

held for investment by portfolio classes as of December 31, 2021 is as follows:
As of December 31, 2021
Puerto Rico and Virgin Islands region
30-59 Days
Past Due
60-89 Days
Past Due
90 days or
more Past
Due (1)(2)(3)
Total Past
Due

Current
Total loans
held for
investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed loans
(2) (3) (4) $
-
$
2,355
$
65,394
$
67,749
$
56,903
$
124,652

Conventional residential mortgage loans
(4)
-
29,724
76,408
106,132
2,318,789
2,424,921
Commercial loans:

Construction loans
18
-
2,664
2,682
40,451
43,133

Commercial mortgage loans
(4)
2,402
436
35,256
38,094
1,664,137
1,702,231

C&I loans

2,007
1,782
23,950
27,739
1,918,858
1,946,597
Consumer loans:

Auto loans
26,020
4,828
6,684
37,532
1,525,249
1,562,781

Finance leases
4,820
713
866
6,399
568,606
575,005

Personal loans
3,299
1,285
1,208
5,792
310,283
316,075

Credit cards
3,158
1,904
2,985
8,047
282,179
290,226

Other consumer loans
1,985
811
1,563
4,359
123,938
128,297

Total loans held for investment
$
43,709
$
43,838
$
216,978
$
304,525
$
8,809,393
$
9,113,918

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

These balances include $
46.6

million of residential mortgage loans insured

by the
FHA that were over 15 months delinquent.
(3)
As of December

31, 2021, includes $
7.2

million of defaulted loans

collateralizing GNMA securities

for which the Corporation

has an unconditional option

(but not an obligation)
to repurchase the defaulted loans.
(4)
According to the

Corporation's delinquency policy

and consistent with

the instructions for

the preparation of the

Consolidated Financial

Statements for Bank

Holding Companies
(FR Y-9C)

required by the

Federal Reserve Board,

residential mortgage, commercial

mortgage, and construction

loans are considered

past due when

the borrower is in

arrears on
two or

more monthly

payments. FHA/VA

government-guaranteed loans,

conventional residential

mortgage loans,

and commercial

mortgage loans

past due

30-59 days,

but less
than two payments in arrears, as of December 31, 2021 amounted to $
6.1

million, $
63.1

million, and $
0.7

million, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
182
As of December 31, 2021
Florida region
30-59 Days
Past Due
60-89 Days
Past Due
90 days or
more Past
Due (1) (2)
Total Past
Due

Current
Total loans
held for
investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed loans
(2)
$
-
$
-
$
121
$
121
$
619
$
740

Conventional residential mortgage loans
(3)
-
2,108
7,152
9,260
419,322
428,582
Commercial loans:

Construction loans
-
-
-
-
95,866
95,866

Commercial mortgage loans
-
-
-
-
465,238
465,238

C&I loans

40
63
1,012
1,115
939,539
940,654
Consumer loans:

Auto loans
442
121
-
563
8,196
8,759

Finance leases
-
-
-
-
-
-

Personal loans
-
-
-
-
107
107

Credit cards
-
-
-
-
-
-

Other consumer loans
11
-
133
144
6,650
6,794

Total loans held for investment
$
493
$
2,292
$
8,418
$
11,203
$
1,935,537
$
1,946,740

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

31, 2021.

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
December 31, 2021 amounted to $
2.9

million.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
183
As of December 31, 2021
Total
30-59 Days
Past Due
60-89 Days
Past Due
90 days or
more Past
Due (1)(2)(3)
Total Past
Due

Current
Total loans held
for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed loans
(2) (3) (4)
$
-
$
2,355
$
65,515
$
67,870
$
57,522
$
125,392

Conventional residential mortgage loans
(4)
-
31,832
83,560
115,392
2,738,111
2,853,503
Commercial loans:

Construction loans

18
-
2,664
2,682
136,317
138,999

Commercial mortgage loans
(4)
2,402
436
35,256
38,094
2,129,375
2,167,469

C&I loans

2,047
1,845
24,962
28,854
2,858,397
2,887,251
Consumer loans:

Auto loans
26,462
4,949
6,684
38,095
1,533,445
1,571,540

Finance leases
4,820
713
866
6,399
568,606
575,005

Personal loans
3,299
1,285
1,208
5,792
310,390
316,182

Credit cards
3,158
1,904
2,985
8,047
282,179
290,226

Other consumer loans
1,996
811
1,696
4,503
130,588
135,091

Total loans held for investment
$
44,202
$
46,130
$
225,396
$
315,728
$
10,744,930
$
11,060,658

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

$
46.6

million of residential mortgage loans

insured by the
FHA that were over 15 months delinquent.
(3)
As of December

31, 2021, includes $
7.2

million of defaulted loans

collateralizing GNMA securities

for which the Corporation

has an unconditional

option (but not an

obligation)
to repurchase the defaulted loans.
(4)
According to the

Corporation's delinquency policy

and consistent with

the instructions for

the preparation of

the Consolidated

Financial Statements for

Bank Holding Companies
(FR Y-9C)

required by the

Federal Reserve Board,

residential mortgage, commercial

mortgage, and construction

loans are considered

past due when

the borrower is

in arrears on
two or

more monthly

payments. FHA/VA

government-guaranteed loans,

conventional residential

mortgage loans,

and commercial

mortgage loans

past due

30-59 days,

but less
than two payments in arrears, as of December 31, 2021 amounted to $
6.1

million, $
66.0

million, and $
0.7

million, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
184

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
(2) (3) (4) $
-
$
2,223
$
98,993
$
101,216
$
48,348
$
149,564

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
$
47,143
$
96,456
$
334,127
$
477,726
$
9,310,380
$
9,788,106

(1)
Includes

nonaccrual

loans

and

accruing loans

that

were contractually

delinquent

90

days

or more

(i.e., FHA/VA

guaranteed

loans

and credit

cards).

Credit

card loans
continue to accrue finance charges and fees until charged

-off at 180 days.
(2)
It is

the Corporation's

policy to

report delinquent

residential mortgage

loans insured

by the

FHA, guaranteed

by the

VA,

and other

government-insured loans

as past-due
loans 90 days

and still accruing

as opposed

to nonaccrual

loans since

the principal repayment

is insured.

The Corporation

continues accruing

interest on these

loans until
they have

passed the

15 months

delinquency mark,

taking into

consideration the

FHA interest

curtailment process.

These balances

include $
57.9

million of

residential
mortgage loans insured by the FHA that were over 15 months delinquent.
(3)
As of

December 31,

2020, includes

$
10.7

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

31, 2020 amounted

to $
5.9

million, $
105.2

million, $
5.0

million, and

$
0.1
million, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
185
As of December 31, 2020
Florida region
30-59 Days
Past Due
60-89 Days
Past Due
90 days or
more Past
Due (1) (2)
Total Past
Due

Current

Total loans
held for
investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed loans
(2) (3)
$
-
$
-
$
250
$
250
$
920
$
1,170

Conventional residential mortgage loans
(3)
-
3,237
14,422
17,659
500,922
518,581
Commercial loans:

Construction loans
-
-
-
-
127,484
127,484

Commercial mortgage loans
-
-
-
-
377,378
377,378

C&I loans

218
-
561
779
937,080
937,859
Consumer loans:

Auto loans
710
297
223
1,230
17,068
18,298

Finance leases
-
-
-
-
-
-

Personal loans
-
-
-
-
157
157

Credit cards
-
-
-
-
-
-

Other consumer loans
58
-
601
659
7,597
8,256

Total loans held for investment
$
986
$
3,534
$
16,057
$
20,577
$
1,968,606
$
1,989,183

(1)
Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (
i.e
., FHA/VA

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

to $
0.2

million and $
6.6

million, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
186
As of December 31, 2020
Total
30-59 Days
Past Due
60-89 Days
Past Due
90 days or
more Past
Due (1)(2)(3)
Total Past
Due

Current

Total loans held
for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed loans

(2) (3) (4)
$
-
$
2,223
$
99,243
$
101,466
$
49,268
$
150,734

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
$
48,129
$
99,990
$
350,184
$
498,303
$
11,278,986
$
11,777,289

(1)
Includes nonaccrual loans

and accruing loans

that were contractually delinquent

90 days or more

(i.e., FHA/VA

guaranteed loans and

credit cards). Credit card

loans continue
to accrue finance charges and fees until charged

-off at 180 days.
(2)
It is the Corporation's

policy to report delinquent

residential mortgage loans

insured by the FHA,

guaranteed by the VA,

and other government-insured

loans as past-due loans
90 days and

still accruing as

opposed to nonaccrual

loans since the

principal repayment is

insured. The Corporation

continues accruing interest

on these loans

until they have
passed the

15 months

delinquency mark,

taking into

consideration the

FHA interest

curtailment process.

These balances

include $
57.9

million of

residential mortgage

loans
insured by the FHA that were over 15 months delinquent.
(3)
As

of December

31,

2020,

includes

$
10.7

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

$
6.1

million,

$
111.8

million,

$
5.0

million,

and

$
0.1

million,
respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
187
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

commercial
and industrial,

and construction

loans individually

to classify the

loans’

credit risk. As

mentioned above,

the Corporation periodically
reviews its commercial

and construction loan classifications

to evaluate if they

are properly classified. The frequency

of these reviews
will depend

on the

amount of

the aggregate

outstanding debt,

and the

risk rating

classification of

the obligor.

In addition,

during the
renewal

and

annual

review

process

of

applicable

credit

facilities,

the

Corporation

evaluates

the

corresponding

loan

grades.

The
Corporation

uses

the

same

definition

for

risk

ratings

as

those

described

for

Puerto

Rico

municipal

bonds

accounted

for

as

held-to-
maturity securities,

as discussed in Note 5 – Investment Securities, above.
For residential mortgage and consumer loans, the Corporation also evaluates credit quality based on its interest accrual status.

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
As of December 31,

2021
Puerto Rico and Virgin Islands region
Term Loans
As of December 31, 2020
Amortized Cost Basis by Origination Year
(1)
(In thousands) 2021 2020 2019 2018 2017 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
CONSTRUCTION

Risk Ratings:

Pass
$
1,401
$
12,596
$
19,001
$
-
$
193
$
4,875
$
-
$
38,066
$
68,836

Criticized:

Special Mention
-
-
765
-
-
-
-
765
776

Substandard
-
-
-
841
-
3,461
-
4,302
15,404

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
1,401
$
12,596
$
19,766
$
841
$
193
$
8,336
$
-
$
43,133
$
85,016
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
159,093
$
364,911
$
216,942
$
223,817
$
73,668
$
356,908
$
230
$
1,395,569
$
1,511,827

Criticized:

Special Mention
-
10,621
89,409
19,167
118,122
21,944
-
259,263
292,736

Substandard
2,224
-
-
782
2,227
42,166
-
47,399
48,661

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
161,317
$
375,532
$
306,351
$
243,766
$
194,017
$
421,018
$
230
$
1,702,231
$
1,853,224
COMMERCIAL AND INDUSTRIAL

Risk Ratings:

Pass
$
307,431
$
206,560
$
346,746
$
180,601
$
160,389
$
201,785
$
449,040
$
1,852,552
$
2,155,226

Criticized:

Special Mention
9,549
1,372
836
-
-
11,641
9,252
32,650
59,421

Substandard
633
1,470
14,534
2,109
17,170
20,010
5,469
61,395
50,084

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial and industrial loans
$
317,613
$
209,402
$
362,116
$
182,710
$
177,559
$
233,436
$
463,761
$
1,946,597
$
2,264,731
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
188
As of December 31,

2021
Term Loans
As of December 31, 2020 Florida region Amortized Cost Basis by Origination Year (1)
(In thousands) 2021 2020 2019 2018 2017 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
CONSTRUCTION

Risk Ratings:

Pass
$
31,802
$
26,209
$
83
$
37,772
$
-
$
-
$
-
$
95,866
$
127,484

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
-
-
-
-

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
31,802
$
26,209
$
83
$
37,772
$
-
$
-
$
-
$
95,866
$
127,484
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
97,215
$
77,086
$
87,332
$
61,379
$
30,054
$
33,078
$
18,160
$
404,304
$
291,627

Criticized:

Special Mention
-
7,126
13,601
6,782
5,353
27,756
-
60,618
85,427

Substandard
-
-
-
-
-
316
-
316
324

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
97,215
$
84,212
$
100,933
$
68,161
$
35,407
$
61,150
$
18,160
$
465,238
$
377,378
COMMERCIAL AND INDUSTRIAL

Risk Ratings:

Pass
$
239,017
$
121,815
$
207,483
$
74,440
$
59,182
$
21,138
$
103,748
$
826,823
$
823,124

Criticized:

Special Mention
-
-
27,207
-
-
4,770
17,969
49,946
73,974

Substandard
-
24,444
34,476
-
-
4,630
335
63,885
40,761

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial and industrial loans
$
239,017
$
146,259
$
269,166
$
74,440
$
59,182
$
30,538
$
122,052
$
940,654
$
937,859
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
189
As of December 31,

2021
Total Term Loans
As of December 31, 2020 Amortized Cost Basis by Origination Year (1)
(In thousands) 2021 2020 2019 2018 2017 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
CONSTRUCTION

Risk Ratings:

Pass
$
33,203
$
38,805
$
19,084
$
37,772
$
193
$
4,875
$
-
$
133,932
$
196,320

Criticized:

Special Mention
-
-
765
-
-
-
-
765
776

Substandard
-
-
-
841
-
3,461
-
4,302
15,404

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
33,203
$
38,805
$
19,849
$
38,613
$
193
$
8,336
$
-
$
138,999
$
212,500
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
256,308
$
441,997
$
304,274
$
285,196
$
103,722
$
389,986
$
18,390
$
1,799,873
$
1,803,454

Criticized:

Special Mention
-
17,747
103,010
25,949
123,475
49,700
-
319,881
378,163

Substandard
2,224
-
-
782
2,227
42,482
-
47,715
48,985

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
258,532
$
459,744
$
407,284
$
311,927
$
229,424
$
482,168
$
18,390
$
2,167,469
$
2,230,602
COMMERCIAL AND INDUSTRIAL

Risk Ratings:

Pass
$
546,448
$
328,375
$
554,229
$
255,041
$
219,571
$
222,923
$
552,788
$
2,679,375
$
2,978,350

Criticized:

Special Mention
9,549
1,372
28,043
-
-
16,411
27,221
82,596
133,395

Substandard
633
25,914
49,010
2,109
17,170
24,640
5,804
125,280
90,845

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial and industrial loans
$
556,630
$
355,661
$
631,282
$
257,150
$
236,741
$
263,974
$
585,813
$
2,887,251
$
3,202,590
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
190

The

following

table

presents

the

amortized

cost

of

residential

mortgage

loans

by

origination

year

based

on

accrual

status

as

of
December 31, 2021, and the amortized cost of residential mortgage loans by accrual status of December 31, 2020:
As of December 31,

2021
As of
December 31,
2020
Term Loans
Amortized Cost Basis by Origination Year (1)
(In thousands) 2021 2020 2019 2018 2017 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
Puerto Rico and Virgin Islands Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
362
$
914
$
2,051
$
3,769
$
117,556
$
-
$
124,652
$
149,564
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
362
$
914
$
2,051
$
3,769
$
117,556
$
-
$
124,652
$
149,564
Conventional residential mortgage loans:
Accrual Status:
Performing $
79,765
$
34,742
$
58,650
$
85,739
$
61,393
$
2,056,657
$
-
$
2,376,946
$
2,741,694
Non-Performing
-
-
114
279
142
47,440
-
47,975
110,945
Total conventional residential mortgage loans $
79,765
$
34,742
$
58,764
$
86,018
$
61,535
$
2,104,097
$
-
$
2,424,921
$
2,852,639
Total:
Accrual Status:
Performing $
79,765
$
35,104
$
59,564
$
87,790
$
65,162
$
2,174,213
$
-
$
2,501,598
$
2,891,258
Non-Performing
-
-
114
279
142
47,440
-
47,975
110,945
Total residential mortgage loans in Puerto Rico and
Virgin Islands Region $
79,765
$
35,104
$
59,678
$
88,069
$
65,304
$
2,221,653
$
-
$
2,549,573
$
3,002,203
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
191
As of December 31,

2021
As of
December 31,
2020
Term Loans
Amortized Cost Basis by Origination Year (1)
(In thousands) 2021 2020 2019 2018 2017 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
740
$
-
$
740
$
1,170
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
740
$
-
$
740
$
1,170
Conventional residential mortgage loans:
Accrual Status:
Performing $
53,394
$
37,600
$
40,557
$
51,870
$
58,066
$
179,943
$
-
$
421,430
$
504,159
Non-Performing
-
-
293
-
214
6,645
-
7,152
14,422
Total conventional residential mortgage loans $
53,394
$
37,600
$
40,850
$
51,870
$
58,280
$
186,588
$
-
$
428,582
$
518,581
Total:
Accrual Status:
Performing $
53,394
$
37,600
$
40,557
$
51,870
$
58,066
$
180,683
$
-
$
422,170
$
505,329
Non-Performing
-
-
293
-
214
6,645
-
7,152
14,422
Total residential mortgage loans in Florida region $
53,394
$
37,600
$
40,850
$
51,870
$
58,280
$
187,328
$
-
$
429,322
$
519,751
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
192
As of December 31,

2021
As of
December 31,
2020
Term Loans
Amortized Cost Basis by Origination Year (1)
(In thousands) 2021 2020 2019 2018 2017 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
362
$
914
$
2,051
$
3,769
$
118,296
$
-
$
125,392
$
150,734
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
362
$
914
$
2,051
$
3,769
$
118,296
$
-
$
125,392
$
150,734
Conventional residential mortgage loans:
Accrual Status:
Performing $
133,159
$
72,342
$
99,207
$
137,609
$
119,459
$
2,236,600
$
-
$
2,798,376
$
3,245,853
Non-Performing
-
-
407
279
356
54,085
-
55,127
125,367
Total conventional residential mortgage loans $
133,159
$
72,342
$
99,614
$
137,888
$
119,815
$
2,290,685
$
-
$
2,853,503
$
3,371,220
Total:
Accrual Status:
Performing $
133,159
$
72,704
$
100,121
$
139,660
$
123,228
$
2,354,896
$
-
$
2,923,768
$
3,396,587
Non-Performing
-
-
407
279
356
54,085
-
55,127
125,367
Total residential mortgage loans $
133,159
$
72,704
$
100,528
$
139,939
$
123,584
$
2,408,981
$
-
$
2,978,895
$
3,521,954
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
193

The following table

presents the amortized

cost of consumer

loans by origination

year based on

accrual status as of

December 31,
2021, and the amortized cost of consumer loans by accrual status of December 31,

2020:
As of December 31,

2021
As of
December 31,
2020
Term Loans
Amortized Cost Basis by Origination Year (1)
(In thousands) 2021 2020 2019 2018 2017 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
Puerto Rico and Virgin Islands Regions:
Auto loans:
Accrual Status:
Performing $
648,111
$
350,581
$
302,460
$
159,021
$
65,836
$
30,088
$
-
$
1,556,097
$
1,269,462
Non-Performing
873
830
1,663
1,175
851
1,292
-
6,684
8,664
Total auto loans $
648,984
$
351,411
$
304,123
$
160,196
$
66,687
$
31,380
$
-
$
1,562,781
$
1,278,126
Finance leases:
Accrual Status:
Performing $
229,456
$
114,945
$
116,089
$
76,144
$
25,516
$
11,989
$
-
$
574,139
$
471,523
Non-Performing
-
84
243
269
63
207
-
866
1,466
Total finance leases $
229,456
$
115,029
$
116,332
$
76,413
$
25,579
$
12,196
$
-
$
575,005
$
472,989
Personal loans:
Accrual Status:
Performing $
85,614
$
53,074
$
96,890
$
44,969
$
20,767
$
13,553
$
-
$
314,867
$
370,388
Non-Performing
31
153
483
226
128
187
-
1,208
1,623
Total personal loans $
85,645
$
53,227
$
97,373
$
45,195
$
20,895
$
13,740
$
-
$
316,075
$
372,011
Credit cards:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
290,226
$
290,226
$
319,824
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
290,226
$
290,226
$
319,824
Other consumer loans:
Accrual Status:
Performing $
56,338
$
18,128
$
25,602
$
8,594
$
3,325
$
6,066
$
8,681
$
126,734
$
136,300
Non-Performing
192
111
220
49
29
761
201
1,563
3,682
Total other consumer loans $
56,530
$
18,239
$
25,822
$
8,643
$
3,354
$
6,827
$
8,882
$
128,297
$
139,982
Total:
Performing
1,019,519
536,728
541,041
288,728
115,444
61,696
298,907
2,862,063
2,567,497
Non-Performing
1,096
1,178
2,609
1,719
1,071
2,447
201
10,321
15,435
Total consumer loans in Puerto Rico and Virgin
Islands region $
1,020,615
$
537,906
$
543,650
$
290,447
$
116,515
$
64,143
$
299,108
$
2,872,384
$
2,582,932
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
194
As of December 31,

2021
As of
December 31,
2020
Term Loans
Amortized Cost Basis by Origination Year (1)
(In thousands) 2021 2020 2019 2018 2017 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
Florida Region:
Auto loans:
Accrual Status:
Performing $
-
$
-
$
642
$
4,748
$
2,455
$
914
$
-
$
8,759
$
18,075
Non-Performing
-
-
-
-
-
-
-
-
223
Total auto loans $
-
$
-
$
642
$
4,748
$
2,455
$
914
$
-
$
8,759
$
18,298
Finance leases:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Personal loans:
Accrual Status:
Performing $
70
$
24
$
13
$
-
$
-
$
-
$
-
$
107
$
157
Non-Performing
-
-
-
-
-
-
-
-
-
Total personal loans $
70
$
24
$
13
$
-
$
-
$
-
$
-
$
107
$
157
Credit cards:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Other consumer loans:
Accrual Status:
Performing $
239
$
482
$
-
$
40
$
71
$
3,096
$
2,733
$
6,661
$
7,655
Non-Performing
-
-
-
-
-
23
110
133
601
Total other consumer loans $
239
$
482
$
-
$
40
$
71
$
3,119
$
2,843
$
6,794
$
8,256
Total:
Performing
309
506
655
4,788
2,526
4,010
2,733
15,527
25,887
Non-Performing
-
-
-
-
-
23
110
133
824
Total consumer loans in Florida region $
309
$
506
$
655
$
4,788
$
2,526
$
4,033
$
2,843
$
15,660
$
26,711
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
195
As of December 31,

2021
As of
December 31,
2020
Term Loans
Amortized Cost Basis by Origination Year (1)
(In thousands) 2021 2020 2019 2018 2017 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
Total:
Auto loans:
Accrual Status:
Performing $
648,111
$
350,581
$
303,102
$
163,769
$
68,291
$
31,002
$
-
$
1,564,856
$
1,287,537
Non-Performing
873
830
1,663
1,175
851
1,292
-
6,684
8,887
Total auto loans $
648,984
$
351,411
$
304,765
$
164,944
$
69,142
$
32,294
$
-
$
1,571,540
$
1,296,424
Finance leases:
Accrual Status:
Performing $
229,456
$
114,945
$
116,089
$
76,144
$
25,516
$
11,989
$
-
$
574,139
$
471,523
Non-Performing
-
84
243
269
63
207
-
866
1,466
Total finance leases $
229,456
$
115,029
$
116,332
$
76,413
$
25,579
$
12,196
$
-
$
575,005
$
472,989
Personal loans:
Accrual Status:
Performing $
85,684
$
53,098
$
96,903
$
44,969
$
20,767
$
13,553
$
-
$
314,974
$
370,545
Non-Performing
31
153
483
226
128
187
-
1,208
1,623
Total personal loans $
85,715
$
53,251
$
97,386
$
45,195
$
20,895
$
13,740
$
-
$
316,182
$
372,168
Credit cards:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
290,226
$
290,226
$
319,824
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
290,226
$
290,226
$
319,824
Other consumer loans:
Accrual Status:
Performing $
56,577
$
18,610
$
25,602
$
8,634
$
3,396
$
9,162
$
11,414
$
133,395
$
143,955
Non-Performing
192
111
220
49
29
784
311
1,696
4,283
Total other consumer loans $
56,769
$
18,721
$
25,822
$
8,683
$
3,425
$
9,946
$
11,725
$
135,091
$
148,238
Total:
Performing
1,019,828
537,234
541,696
293,516
117,970
65,706
301,640
2,877,590
2,593,384
Non-Performing
1,096
1,178
2,609
1,719
1,071
2,470
311
10,454
16,259
Total consumer loans $
1,020,924
$
538,412
$
544,305
$
295,235
$
119,041
$
68,176
$
301,951
$
2,888,044
$
2,609,643
(1) Excludes accrued interest receivable.
Accrued interest

receivable on

loans totaled

$
48.1

million as of

December 31,

2021 ($
57.2

million as of

December 31,

2020), and
is

reported

as

part

of

accrued

interest

receivable

on

loans

and

investment

securities

in

the

consolidated

statements

of

financial
condition, and is excluded from the estimate of credit losses.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
196

The following tables present information about collateral dependent loans that were individually evaluated for purposes of
determining the ACL as of QtrEndCYYear

and 2020:
As of December 31, 2021
Collateral Dependent Loans - With
Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Puerto Rico and Virgin Islands region
Amortized Cost

Related Allowance Amortized Cost Amortized Cost Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government

-guaranteed loans
$
-
$
-
$
-
$
-
$
-
Conventional residential mortgage loans
48,398
3,731
781
49,179
3,731
Commercial loans:
Construction loans
-
-
1,797
1,797
-
Commercial mortgage loans
9,908
1,152
54,096
64,004
1,152
C&I loans

5,781
670
33,575
39,356
670
Consumer loans:
Auto loans
-
-
-
-
-
Finance leases
-
-
-
-
-
Personal loans
78
1
-
78
1
Credit cards
-
-
-
-
-
Other consumer loans
782
98
-
782
98
$
64,947
$
5,652
$
90,249
$
155,196
$
5,652
As of December 31, 2021
Collateral Dependent Loans - With
Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Florida region
Amortized Cost

Related Allowance
Amortized Cost

Amortized Cost Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government

-guaranteed loans
$
-
$
-
$
-
$
-
$
-
Conventional residential mortgage loans
3,373
235
-
3,373
235
Commercial loans:
Construction loans
-
-
-
-
-
Commercial mortgage loans
-
-
2,265
2,265
-
C&I loans

-
-
468
468
-
Consumer loans:
Auto loans
-
-
-
-
-
Finance leases
-
-
-
-
-
Personal loans
-
-
-
-
-
Credit cards
-
-
-
-
-
Other consumer loans
-
-
-
-
-
$
3,373
$
235
$
2,733
$
6,106
$
235
As of December 31, 2021
Collateral Dependent Loans - With
Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Total
Amortized Cost

Related Allowance Amortized Cost
Amortized Cost

Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government

-guaranteed loans
$
-
$
-
$
-
$
-
$
-
Conventional residential mortgage loans
51,771
3,966
781
52,552
3,966
Commercial loans:
Construction loans
-
-
1,797
1,797
-
Commercial mortgage loans
9,908
1,152
56,361
66,269
1,152
C&I loans

5,781
670
34,043
39,824
670
Consumer loans:
Auto loans
-
-
-
-
-
Finance leases
-
-
-
-
-
Personal loans
78
1
-
78
1
Credit cards
-
-
-
-
-
Other consumer loans
782
98
-
782
98
$
68,320
$
5,887
$
92,982
$
161,302
$
5,887

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
197
As of December 31, 2020
Collateral Dependent Loans - With
Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Puerto Rico and Virgin Islands region
Amortized Cost

Related Allowance
Amortized Cost

Amortized Cost

Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government

-guaranteed loans
$
-
$
-
$
-
$
-
$
-
Conventional residential mortgage loans
100,950
9,582
7,145
108,095
9,582
Commercial loans:
Construction loans
6,036
500
6,125
12,161
500
Commercial mortgage loans
17,882
1,923
49,241
67,123
1,923
C&I loans

21,933
880
24,728
46,661
880
Consumer loans:
Auto loans
-
-
-
-
-
Finance leases
-
-
-
-
-
Personal loans
146
2
-
146
2
Credit cards
-
-
-
-
-
Other consumer loans
857
113
-
857
113
$
147,804
$
13,000
$
87,239
$
235,043
$
13,000
As of December 31, 2020
Collateral Dependent Loans - With
Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Florida region
Amortized Cost

Related Allowance
Amortized Cost

Amortized Cost Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government

-guaranteed loans
$
-
$
-
$
-
$
-
$
-
Conventional residential mortgage loans
6,224
988
2,400
8,624
988
Commercial loans:
Construction loans
-
-
-
-
-
Commercial mortgage loans
-
-
2,327
2,327
-
C&I loans

-
-
561
561
-
Consumer loans:
Auto loans
-
-
-
-
-
Finance leases
-
-
-
-
-
Personal loans
-
-
-
-
-
Credit cards
-
-
-
-
-
Other consumer loans
248
83
-
248
83
$
6,472
$
1,071
$
5,288
$
11,760
$
1,071
As of December 31, 2020
Collateral Dependent Loans - With
Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Total
Amortized Cost

Related Allowance
Amortized Cost

Amortized Cost

Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government

-guaranteed loans
$
-
$
-
$
-
$
-
$
-
Conventional residential mortgage loans
107,174
10,570
9,545
116,719
10,570
Commercial loans:
Construction loans
6,036
500
6,125
12,161
500
Commercial mortgage loans
17,882
1,923
51,568
69,450
1,923
C&I loans

21,933
880
25,289
47,222
880
Consumer loans:
Auto loans
-
-
-
-
-
Finance leases
-
-
-
-
-
Personal loans
146
2
-
146
2
Credit cards
-
-
-
-
-
Other consumer loans
1,105
196
-
1,105
196
$
154,276
$
14,071
$
92,527
$
246,803
$ 14,071

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
198
The

underlying

collateral

for

residential

mortgage

and

consumer

collateral

dependent

loans consisted

of

single-family

residential
properties,

and for

commercial and

construction loans

consisted primarily

of office

buildings, multifamily

residential properties,

and
retail establishments.

The weighted-average

loan-to-value coverage

for collateral

dependent loans

as of December

31, 2021 was
78
%
compared

to
80
%

as

of

December

31,

2020.

There

were

no

significant

changes

in

the

extent

to

which

collateral

secures

the
Corporation’s collateral dependent

financial assets during the year ended December 31, 2021.
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
Purchases and Sales of Loans
During the years

ended December 31,

2021, 2020, and

2019, the Corporation

purchased C&I loan

participations of $
174.7

million,
$
40.0

million,

and

$
20.0

million,

respectively.

In

addition,

during

the

year

ended

December

31,

2020,

the

Corporation

purchased
$
0.8

million of residential mortgage

loans as part of

a internal program to

purchase residential mortgage

loans from mortgage

bankers
in

Puerto

Rico,

compared

to

purchases

of

$
18.8

million

in

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

In the ordinary

course of business,

the Corporation

sells residential mortgage

loans (originated or

purchased) to GNMA

and GSEs,
such

as FNMA

and

FHLMC,

which

generally

securitize

the transferred

loans into

MBS for

sale into

the secondary

market.

During
2021, the Corporation sold

$
191.4

million of FHA/VA

mortgage loans to

GNMA, which packaged them

into MBS, compared to

sales
of $
221.5

million and

$
235.3

million in

2020 and

2019, respectively.

Also, during

2021, the

Corporation sold

approximately $
328.2
million of

performing residential

mortgage loans

to FNMA

and FHLMC,

compared to

sales of

$
254.7

million and

$
138.7

million in
the

years

ended

December

31,

2020

and

2019,

respectively.

The

Corporation’s

continuing

involvement

with

the

loans

that

it

sells
consists

primarily

of

servicing

the

loans.

In

addition,

the

Corporation

agrees

to

repurchase

loans

if

it

breaches

any

of

the
representations

and

warranties

included

in

the

sale

agreement.

These

representations

and

warranties

are

consistent

with

the

GSEs’
selling and servicing guidelines ( i.e.
, ensuring that the mortgage was properly underwritten according to established guidelines).

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

2021

and

2020,
rebooked

GNMA delinquent

loans that

were included

in the

residential mortgage

loan portfolio

amounted to

$
7.2

million and

$
10.7
million, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
199
During

the

years

ended

December

31,

2021,

2020,

and

2019,

the

Corporation

repurchased,

pursuant

to

the

aforementioned
repurchase

option,

$
1.1

million,

$
55.0

million,

and

$
33.5

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

to the COVID-
19 pandemic,

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

FHLMC in the

amount of $
0.3

million, $
42

thousand, and $
0.3

million during
the years

ended December

31, 2021,

2020, and

2019, respectively.

The Corporation’s

risk of

loss with

respect to

these loans

is also
minimal as these repurchased loans are generally performing loans with documentation deficiencies.
The

Corporation

participates

in

the

Main

Street

Lending

program

established

by

the

FED

under

the

CARES

Act

of

2020,

as
amended,

to

support

lending

to

small

and

medium-sized

businesses

that

were

in

sound

financial

condition

before

the

onset

of

the
COVID-19 pandemic.

Under this

program, the

Corporation originates

loans to

borrowers meeting

the terms

and requirements

of the
program, including requirements as

to eligibility,

use of proceeds and

priority, and

sells a 95% participation interest

in these loans to a
special purpose

vehicle

(the “Main

Street SPV”)

organized

by the

FED to

purchase the

participation

interests from

eligible lenders,
including the

Corporation. During

the fourth

quarter of

2020, the

Corporation originated
23

loans under

this program

totaling $
184.4
million in principal amount and sold participation interests totaling $
175.1

million to the Main Street SPV.

During

the

year

ended

December

31,

2021,

four

criticized

commercial

loan

participations

in

the

Florida

region

totaling

$
43.1
million were sold. In addition, the Corporation sold a $
3.1

million construction loan in the Puerto Rico region.

In addition,

during the

third quarter

of 2021,

the Corporation

sold $
52.5

million of

non-performing residential

mortgage loans

and
related

servicing

advances

of

$
2.0

million.

The

Corporation

received

$
31.5

million,

or
58
%

of

book

value

before

reserves,

for

the
$
54.5

million of non-performing

loans and related

servicing advances.

Approximately $
20.9

million of reserves

had been allocated

to
the loans

sold. The

transaction resulted

in total

net charge-offs

of $
23.1

million and

an additional

loss of

approximately $
2.1

million
recorded as charge to the provision for credit losses in the third quarter of 2021.
Loan Portfolio Concentration
The Corporation’s

primary

lending area

is Puerto

Rico. The

Corporation’s

banking subsidiary,

FirstBank, also

lends in

the USVI
and BVI markets

and in the

United States (principally

in the state of

Florida). Of the

total gross loans

held for investment

portfolio of
$
11.1

billion as

of December 31,

2021, credit

risk concentration

was approximately
79
% in

Puerto Rico,
18
% in

the U.S.,

and
3
% in
the USVI and BVI.
As of

December

31,

2021,

the Corporation

had

$
178.4

million

outstanding

in

loans

extended

to

the Puerto

Rico

government,

its
municipalities

and

public

corporations,

compared

to

$
201.3

million

as

of

December

31,

2020.

As

of

December

31,

2021,
approximately

$
100.3

million consisted

of loans

extended

to municipalities

in Puerto

Rico that

are general

obligations supported

by
assigned

property

tax

revenues,

and

$
32.2

million

of

municipal

special

obligation

bonds.

The

vast

majority

of

revenues

of

the
municipalities included in the

Corporation’s loan

portfolio are independent of

budgetary subsidies provided by

the Puerto Rico central
government.

These

municipalities

are

required

by

law

to

levy

special

property

taxes

in

such

amounts

as

are

required

to

satisfy

the
payment

of

all of

their respective

general

obligation

bonds and

notes. Late

in 2015,

the

Government

Development

Bank for

Puerto
Rico (“GDB”)

and the

Municipal Revenue

Collection Center

(“CRIM”) signed

and perfected

a deed

of trust.

Through this

deed, the
Puerto Rico Fiscal

Agency and

Financial Advisory

Authority,

as fiduciary,

is bound to

keep the CRIM

funds separate

from any other
deposits and

must distribute

the funds

pursuant

to applicable

law.

The CRIM

funds

are deposited

at another

commercial depository
financial

institution

in

Puerto

Rico.

In

addition

to

loans

extended

to

municipalities,

the

Corporation’s

exposure

to

the

Puerto

Rico
government as of December 31, 2021 included $
12.5

million in loans granted to an affiliate of PREPA

and $
33.4

million in loans to an
agency of the Puerto Rico central government.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
200
In

addition,

as

of

December

31,

2021,

the

Corporation

had

$
92.8

million

in

exposure

to

residential

mortgage

loans

that

are
guaranteed

by the

PRHFA,

a government

instrumentality that

has been

designated as

a covered

entity under

PROMESA (December
31,

2020

-

$
106.5

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

2019,

the

PRHFA’s

mortgage

loans

insurance

program

covered

loans

in

an
aggregate

amount

of

approximately

$557

million.

The

regulations

adopted

by

the

PRHFA,

requires

the

establishment

of

adequate
reserves to

guarantee

the solvency

of the

mortgage loans

insurance program

.

As of

June 30,

2019, the

most recent

date as

of which
information is available, the

PRHFA had

an unrestricted deficit of

approximately $5.2 million with

respect to required reserves for

the
mortgage loan insurance program.

The

Corporation

cannot

predict

at

this

time

the

ultimate

effect

on

the

Puerto

Rico

economy,

the

Corporation’s

clients,

and

the
Corporation’s

financial

condition

and

results

of

operations

of

the

financial

situation

of

the

Commonwealth

of

Puerto

Rico,

the
uncertainty

about

the

ultimate

effect

of

the

Puerto

Rico’s

government

debt

adjustment

plan

recently

approved

by

the

U.S.

District
Court

for

the District

of

Puerto

Rico,

and

the various

legislative

and

other

measures

adopted

and

to

be adopted

by the

Puerto

Rico
government and the PROMESA oversight board in response to such fiscal situation.
The

Corporation

also

has

credit

exposure

to

USVI

government

entities.

As

of

December

31,

2021,

the

Corporation

had
$
39.2
million in

loans to

USVI government

public corporations,

compared to

$
61.8

million as

of December

31, 2020.

As of

December 31,
2021,

all

loans

were

currently

performing

and

up

to

date

on

principal

and

interest

payments.

The

USVI

has

been

experiencing

a
number of fiscal

and economic challenges

that could adversely

affect the

ability of its

public corporations

to service their

outstanding
debt obligations.
Troubled Debt

Restructurings
The

Corporation

provides

homeownership

preservation

assistance

to

its

customers

through

a

loss

mitigation

program

in

Puerto
Rico.

Depending

upon

the nature

of

a

borrower’s

financial

condition,

restructurings

or

loan

modifications

through

this program,

as
well as other restructurings

of individual C&I, commercial mortgage,

construction, and residential mortgage

loans, fit the definition of
a

TDR.

A

restructuring

of

a

debt

constitutes

a

TDR

if

the

creditor,

for

economic

or

legal

reasons

related

to

the

debtor’s

financial
difficulties,

grants a

concession to

the debtor

that it

would not

otherwise consider.

Modifications involve

changes in

one or

more of
the

loan

terms

that

bring

a

defaulted

loan

current

and

provide

sustainable

affordability.

Changes

may

include,

among

others,

the
extension of the

maturity of the

loan and modifications

of the loan

rate. As of

December 31, 2021,

the Corporation’s

total TDR loans
held

for

investment

of

$
414.7

million

consisted

of $
258.6

million

of

residential

mortgage

loans,

$
70.4

million

of C&I

loans,

$
68.8
million of

commercial mortgage

loans, $
2.3

million of

construction loans,

and $
14.6

million of

consumer loans.

As of December

31,
2021 and 2020, the Corporation has committed to lend up to an additional

$
21

thousand and $
5.0

million, respectively,

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

-due principal or interest.

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

2021,

the

Corporation

included

as

TDRs

$
0.7

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
201
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

December

31,

2021,

commercial

loans

totaling

$
342.4
million, or
3.10
% of

the balance

of the

total loan

portfolio held

for investment,

were modified

under the

aforementioned provisions.
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

December 31, 2021,

all loans previously

modified
under such programs have completed their deferral period.

Selected information on the Corporation’s

TDR loans held for investment based on the amortized cost by loan class and modification type is summarized in the following tables as of the indicated dates:
As of December 31,

2021
Puerto Rico and Virgin Islands region
Interest rate
below market
Maturity or
term
extension
Combination
of reduction
in interest
rate and
extension of
maturity
Forgiveness
of principal
and/or
interest
Forbearance
Agreement Other
(1)
Total
(In thousands)
TDRs:
Conventional residential mortgage loans $
15,800
$
10,265
$
176,615
$
-
$
220
$
51,616
$
254,516
Construction loans
16
869
1,374
-
-
44
2,303
Commercial mortgage loans
1,421
718
41,480
-
16,041
6,908
66,568
C&I loans
218
2,401
17,319
-
16,765
33,302
70,005
Consumer loans:
Auto loans
-
186
2,561
-
-
4,503
7,250
Finance leases
-
2
258
-
-
715
975
Personal loans
43
6
329
-
-
596
974
Credit cards
-
-
2,574
9
-
-
2,583
Other consumer loans
892
816
282
122
-
274
2,386
Total TDRs in Puerto Rico and Virgin Islands region $
18,390
$
15,263
$
242,792
$
131
$
33,026
$
97,958
$
407,560
(1)
Other concessions granted by the Corporation include deferral of principal and/or interest payments for a period longer than what would be considered insignificant, payment plans

under judicial
stipulation, or a combination of two or more of the concessions listed in the table. Amounts included in Other that represent a combination of concessions are excluded from the amounts

reported
in the column for such individual concessions.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
202
As of December 31,

2021
Florida region
Interest rate
below market
Maturity or
term
extension
Combination
of reduction
in interest
rate and
extension of
maturity
Forgiveness
of principal
and/or
interest
Forbearance
Agreement Other
(1)
Total
(In thousands)
TDRs:
Conventional residential mortgage loans $
603
$
897
$
2,557
$
-
$
-
$
-
$
4,057
Construction loans
-
-
-
-
-
-
-
Commercial mortgage loans
-
812
1,453
-
-
-
2,265
C&I loans
-
282
-
-
-
133
415
Consumer loans:
Auto loans
-
31
3
-
-
-
34
Finance leases
-
-
-
-
-
-
-
Personal loans
-
-
-
-
-
-
-
Credit cards
-
-
-
-
-
-
-
Other consumer loans
-
-
75
-
-
332
407

Total TDRs in Florida region
$
603
$
2,022
$
4,088
$
-
$
-
$
465
$
7,178
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
As of December 31,

2021
Total
Interest rate
below market
Maturity or
term
extension
Combination
of reduction
in interest
rate and
extension of
maturity
Forgiveness
of principal
and/or
interest
Forbearance
Agreement Other
(1)
Total
(In thousands)
TDRs:
Conventional residential mortgage loans $
16,403
$
11,162
$
179,172
$
-
$
220
$
51,616
$
258,573
Construction loans
16
869
1,374
-
-
44
2,303
Commercial mortgage loans
1,421
1,530
42,933
-
16,041
6,908
68,833
C&I loans
218
2,683
17,319
-
16,765
33,435
70,420
Consumer loans:
Auto loans
-
217
2,564
-
-
4,503
7,284
Finance leases
-
2
258
-
-
715
975
Personal loans
43
6
329
-
-
596
974
Credit cards
-
-
2,574
9
-
-
2,583
Other consumer loans
892
816
357
122
-
606
2,793

Total TDRs
$
18,993
$
17,285
$
246,880
$
131
$
33,026
$
98,423
$
414,738
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
203
As of December 31,

2020
Puerto Rico and Virgin Islands region
Interest rate
below market
Maturity or
term
extension
Combination
of reduction
in interest
rate and
extension of
maturity
Forgiveness
of principal
and/or
interest
Forbearance
Agreement Other
(1)
Total
(In thousands)
TDRs:
Conventional residential mortgage loans $
17,740
$
11,125
$
211,155
$
-
$
223
$
66,694
$
306,937
Construction loans
21
1,700
1,516
-
-
186
3,423
Commercial mortgage loans
1,491
1,380
35,714
-
16,473
6,765
61,823
C&I loans
238
12,267
14,119
-
17,890
35,744
80,258
Consumer loans:
Auto loans
-
474
4,863
-
-
6,112
11,449
Finance leases
-
15
588
-
-
541
1,144
Personal loans
58
9
571
-
-
286
924
Credit cards
-
-
2,342
16
-
-
2,358
Other consumer loans
1,602
991
572
193
-
343
3,701
Total TDRs in Puerto Rico and Virgin Islands region $
21,150
$
27,961
$
271,440
$
209
$
34,586
$
116,671
$
472,017
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
As of December 31,

2020
Florida region
Interest rate
below market
Maturity or
term
extension
Combination
of reduction
in interest
rate and
extension of
maturity
Forgiveness
of principal
and/or
interest
Forbearance
Agreement Other
(1)
Total
(In thousands)
TDRs:
Conventional residential mortgage loans $
989
$
401
$
2,257
$
-
$
-
$
22
$
3,669
Construction loans
-
-
-
-
-
-
-
Commercial mortgage loans
-
834
1,781
-
-
-
2,615
C&I loans
-
-
-
-
-
224
224
Consumer loans:
Auto loans
-
55
15
-
-
-
70
Finance leases
-
-
-
-
-
-
-
Personal loans
-
-
-
-
-
-
-
Credit cards
-
-
-
-
-
-
-
Other consumer loans
37
-
172
-
-
392
601

Total TDRs in Florida region
$
1,026
$
1,290
$
4,225
$
-
$
-
$
638
$
7,179
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
204
As of December 31,

2020
Total
Interest rate
below market
Maturity or
term
extension
Combination
of reduction
in interest
rate and
extension of
maturity
Forgiveness
of principal
and/or
interest
Forbearance
Agreement Other
(1)
Total
(In thousands)
TDRs:
Conventional residential mortgage loans $
18,729
$
11,526
$
213,412
$
-
$
223
$
66,716
$
310,606
Construction loans
21
1,700
1,516
-
-
186
3,423
Commercial mortgage loans
1,491
2,214
37,495
-
16,473
6,765
64,438
C&I loans
238
12,267
14,119
-
17,890
35,968
80,482
Consumer loans:
Auto loans
-
529
4,878
-
-
6,112
11,519
Finance leases
-
15
588
-
-
541
1,144
Personal loans
58
9
571
-
-
286
924
Credit cards
-
-
2,342
16
-
-
2,358
Other consumer loans
1,639
991
744
193
-
735
4,302

Total TDRs
$
22,176
$
29,251
$
275,665
$
209
$
34,586
$
117,309
$
479,196
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

The following table presents the Corporation’s

TDR loans held for investment activity for the indicated periods:
Year

Ended
Year

Ended
Year

Ended
December 31,

2021
December 31,

2020
December 31, 2019
(In thousands)
Beginning balance of TDRs $
479,196
$
487,997
$
582,647
New TDRs
34,216
36,319
63,433
Increases to existing TDRs
94
6,009
1,840
Charge-offs post-modification
(1)
(17,434)
(11,122)
(10,342)
Sales, net of charge-offs
(17,492)
-
-
Foreclosures

(3,117)
(2,015)
(12,872)
Removed from the TDR classification
(8,001)
-
-
Paid-off, partial payments and other
(2)
(52,724)
(37,992)
(136,709)

Ending balance of TDRs
$
414,738
$
479,196
$
487,997
(1)
For the year ended December

31, 2021, includes charge-offs

totaling $
12.5

million related to $
29.9

million of residential mortgage

TDR loans that were part

of the $
52.5

million bulk sale
of nonaccrual residential mortgage loans.
(2)
For the year ended December 31, 2019, includes the payoff

of a $
92.4

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
months
, and there

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

31, 2021,

the Corporation

removed $
8.0

million in

loans from
the TDR classification as the borrower was no longer experiencing financial difficulties, the outstanding loans are at market

terms, and
did not

contain any

concession to

the borrowers.

The Corporation

did not remove

any loans from

the TDR classification

during 2020
and 2019.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
205

The following tables provide a breakdown of the TDR loans held for investment portfolio by those in accrual and nonaccrual status as
of the indicated dates:
December 31, 2021 Puerto Rico and
Virgin Islands region Florida region Total
Accrual
Nonaccrual

Total TDRs Accrual Nonaccrual Total TDRs Accrual Nonaccrual (1) Total TDRs
(In thousands)
Conventional residential mortgage loans $
234,597
$
19,919
$
254,516
$
3,030
$
1,027
$
4,057
$
237,627
$
20,946
$
258,573
Construction loans
1,845
458
2,303
-
-
-
1,845
458
2,303
Commercial mortgage loans
50,608
15,960
66,568
2,265
-
2,265
52,873
15,960
68,833
C&I loans
59,792
10,213
70,005
-
415
415
59,792
10,628
70,420
Consumer loans:

Auto loans
4,174
3,076
7,250
34
-
34
4,208
3,076
7,284

Finance leases
975
-
975
-
-
-
975
-
975

Personal loans
973
1
974
-
-
-
973
1
974

Credit Cards
2,583
-
2,583
-
-
-
2,583
-
2,583

Other consumer loans
2,111
275
2,386
407
-
407
2,518
275
2,793

Total TDRs
$
357,658
$
49,902
$
407,560
$
5,736
$
1,442
$
7,178
$
363,394
$
51,344
$
414,738
(1)
Included in nonaccrual loans

are $
13.5

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
(In thousands)
Conventional residential mortgage loans $
253,421
$
53,516
$
306,937
$
3,358
$
311
$
3,669
$
256,779
$
53,827
$
310,606
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
3,838
464
4,302

Total TDRs
$
386,720
$
85,297
$
472,017
$
6,607
$
572
$
7,179
$
393,327
$
85,869
$
479,196
(1)
Included in nonaccrual

loans are $
5.9

million in loans

that are performing

under the terms

of the restructuring

agreement but are

reported in nonaccrual

status until the

restructured loans meet
the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed

fully collectible.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
206
TDR

loans

exclude

restructured

residential

mortgage

loans

that

are

government-guaranteed

(
e.g.
,

FHA/VA

loans)

totaling

$
57.6
million

as

of

December

31,

2021

(compared

with

$
58.7

million

as

of

December

31,

2020).

The

Corporation

excludes

FHA/VA
guaranteed loans

from TDR loan

statistics given that,

in the event

that the borrower

defaults on the

loan, the principal

and interest

(at
the specified debenture rate) are guaranteed by the U.S. government.

Therefore, the risk of loss on these types of loans is very low.

Loan modifications that are considered TDR loans completed during 2021, 2020 and 2019 were as follows:
Year Ended December 31, 2021
Puerto Rico and Virgin Islands region Florida region Total
Number of
contracts
Pre-
modification
Amortized
Cost
Post-
modification
Amortized
Cost
Number of
contracts
Pre-
modification
Amortized
Cost
Post-
modification
Amortized
Cost
Number of
contracts
Pre-
modification
Amortized
Cost
Post-
modification
Amortized
Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans
61
$
6,221
$
6,128
5
$
1,466
$
1,466
66
$
7,687
$
7,594
Construction loans
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
7
11,285
11,223
-
-
-
7
11,285
11,223
C&I loans
5
9,732
9,609
1
299
299
6
10,031
9,908
Consumer loans:

Auto loans
134
2,601
2,598
-
-
-
134
2,601
2,598

Finance leases
42
692
697
-
-
-
42
692
697

Personal loans
46
497
504
-
-
-
46
497
504

Credit Cards
246
1,426
1,426
-
-
-
246
1,426
1,426

Other consumer loans
65
266
266
-
-
-
65
266
266

Total TDRs
606
$
32,720
$
32,451
6
$
1,765
$
1,765
612
$
34,485
$
34,216
Year Ended December 31, 2020
Puerto Rico and Virgin Islands region Florida region Total
Number of
contracts
Pre-
modification
Amortized
Cost
Post-
modification
Amortized
Cost
Number of
contracts
Pre-
modification
Amortized
Cost
Post-
modification
Amortized
Cost
Number of
contracts
Pre-
modification
Amortized
Cost
Post-
modification
Amortized
Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans
103
$
9,027
$
8,307
-
$
-
$
-
103
$
9,027
$
8,307
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
613
545

Total TDRs
647
$
37,117
$
36,296
1
$
23
$
23
648
$
37,140
$
36,319

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
207
Year Ended December 31, 2019
Puerto Rico and Virgin Islands region Florida region Total
Number of
contracts
Pre-
modification
Amortized
Cost
Post-
modification
Amortized
Cost
Number of
contracts
Pre-
modification
Amortized
Cost
Post-
modification
Amortized
Cost
Number of
contracts
Pre-
modification
Amortized
Cost
Post-
modification
Amortized
Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans
118
$
14,606
$
14,084
-
$
-
$
-
118
$
14,606
$
14,084
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
$
66,151
$
63,400
3
$
33
$
33
1,309
$
66,184
$
63,433
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
208

Loan

modifications

considered

TDR

loans

that

defaulted

during

the

years

ended

December

31,

2021,

2020,

and

2019,

and

had
become TDR loans during the 12-months preceding the default date, were as follows:
Year Ended December 31,

2021 2020 2019
Puerto Rico and Virgin Islands region
Number of
contracts Amortized Cost
Number of
contracts Amortized Cost
Number of
contracts Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans
7
$
475
10
$
2,380
11
$
2,019
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
-
C&I loans
-
-
3
124
-
-
Consumer loans:

Auto loans
92
1,625
55
947
130
2,221

Finance leases
-
-
1
5
1
14

Personal loans
1
1
1
7
1
9

Credit cards
42
260
47
228
-
-

Other consumer loans
11
45
58
209
77
238

Total Puerto Rico and Virgin Islands region
153
$
2,406
175
$
3,900
220
$
4,501
Year Ended December 31,

2021 2020 2019
Florida region
Number of
contracts Amortized Cost
Number of
contracts Amortized Cost
Number of
contracts Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans
-
$
-
-
$
-
-
$
-
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
-
C&I loans
-
-
-
-
-
-
Consumer loans:

Auto loans
-
-
-
-
-
-

Finance leases
-
-
-
-
-
-

Personal loans
-
-
-
-
-
-

Credit cards
-
-
-
-
-
-

Other consumer loans
-
-
-
-
-
-

Total in Florida region
-
$
-
-
$
-
-
$
-
Year Ended December 31,

2021 2020 2019
Total
Number of
contracts Amortized Cost
Number of
contracts Amortized Cost
Number of
contracts Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans
7
$
475
10
$
2,380
11
$
2,019
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
-
C&I loans
-
-
3
124
-
-
Consumer loans:

Auto loans
92
1,625
55
947
130
2,221

Finance leases
-
-
1
5
1
14

Personal loans
1
1
1
7
1
9

Credit cards
42
260
47
228
-
-

Other consumer loans
11
45
58
209
77
238

Total
153
$
2,406
175
$
3,900
220
$
4,501

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
209
NOTE 9 – ALLOWANCE

FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following table presents the activity in the ACL on loans and finance leases by portfolio segment for the
indicated periods:
Residential
Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Commercial &
Industrial
Loans
Consumer
Loans Total
Year Ended December

31,

2021
(In thousands)
ACL:
Beginning balance $
120,311
$
5,380
$
109,342
$
37,944
$
112,910
$
385,887
Provision for credit losses - (benefit) expense
(16,957)
(1,408)
(55,358)
(8,549)
20,552
(61,720)
Charge-offs

(33,294)
(87)
(1,494)
(1,887)
(43,948)
(80,710)
Recoveries
4,777
163
281
6,776
13,576
25,573
Ending balance $
74,837
$
4,048
$
52,771
$
34,284
$
103,090
$
269,030
Residential
Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Commercial &
Industrial
Loans
Consumer
Loans Total
Year Ended December

31,

2020
(In thousands)
ACL:
Beginning balance, prior to adoption of CECL $
44,806
$
2,370
$
39,194
$
15,198
$
53,571
$
155,139
Impact of adopting CECL
49,837
797
(19,306)
14,731
35,106
81,165
Allowance established for acquired PCD loans
12,739
-
9,723
1,830
4,452
28,744
Provision for credit losses
(1)
22,427
2,105
81,125
6,627
56,433
168,717
Charge-offs

(11,017)
(76)
(3,330)
(3,634)
(46,483)
(64,540)
Recoveries
1,519
184
1,936
3,192
9,831
16,662

Ending balance
$
120,311
$
5,380
$
109,342
$
37,944
$
112,910
$
385,887
Residential
Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Commercial &
Industrial
Loans
Consumer
Loans Total
Year Ended December

31, 2019
(In thousands)
ACL:
Beginning balance $
50,794
$
3,592
$
55,581
$
32,546
$
53,849
$
196,362
Provision for credit losses - expense (benefit)
14,091
(1,496)
(1,697)
(13,696)
43,023
40,225
Charge-offs
(22,742)
(391)
(15,088)
(7,206)
(52,160)
(97,587)
Recoveries
2,663
665
398
3,554
8,859
16,139

Ending balance
$
44,806
$
2,370
$
39,194
$
15,198
$
53,571
$
155,139
(1) Includes a $
37.5

million charge related to the establishment of the initial reserves for non-PCD loans acquired in conjunction with the BSPR acquisition consisting of: (i)

a $
13.6

million charge related to
non-PCD residential mortgage loans; (ii) a $
9.2

million charge related to non-PCD commercial mortgage loans, (iii) a $
4.6

million charge related to non-PCD commercial and industrial loans, and (iv) a $
10.2

million charge related to non-PCD consumer loans.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
210
The

Corporation

estimates

the

ACL

following

the

methodologies

described

in

Note

1,

–

Basis

of

Presentation

and

Significant
Accounting Policies,

above for each

portfolio segment.

As of each

of the years

ended December

31, 2021, and

2020, the Corporation
used the base-case

economic scenario

from Moody’s

Analytics to estimate

the ACL.

As of

December 31,

2021, the baseline

scenario
continues to

show a

more favorable

economic scenario

and modest

improvements in

projected unemployment

rates, and

commercial
real

estate

price

index

when

compared

to

forecast

of

December

31,

2020.

The

U.S.

mainland

average

forecasted

commercial

price
index included in

the 2021 forecast is

an appreciation of

5.68% for the next

two years, compared

to an average contraction

of 11.36%
in

the

forecast

of

December

31,

2020,

for

the

years

2021

and

2022.

The

current

average

forecasted

Puerto

Rico,

Florida

and

U.S.
mainland unemployment rate for the year 2022

is now 7.38%, 3.15% and 3.71%, respectively,

compared to 8.12%, 6.14%, and 6.20%,
respectively,

in

the

forecast

of

December

31,

2020,

showing

an

improvement

in

all

three

regions.

Expectations

for

2023,

for

these
macroeconomic variables also present a favorable outlook over the forecasted period.
As

of

December

31,

2021,

the

ACL

for

loans

and

finance

leases

was

$
269.0

million,

down

$
116.9

million

from

December

31,
2020,

driven

by

positive

changes

in

the

outlook

of

macroeconomic

assumptions

to

which

the

reserve

is

correlated.

The

ACL

for
commercial

and

construction

loans

decreased

by

$
61.6

million

during

the

year

ended

December

31,

2021,

primarily

reflecting
continued

improvements

in

the

outlook

of

macroeconomic

variables,

including

improvements

in

the

commercial

real

estate

price
index

and unemployment

rate forecasts,

the overall

decline in

the size

of these

portfolios,

and

the effect

of a

$
5.2

million loan

loss
recovery

recorded

in

2021

in

connection

with

a

paydown

of

a

nonaccrual

commercial

and

industrial

loan.

In

addition,

there

was

a
$
45.5

million

decrease

in

the ACL

for

residential

mortgage

loans

and

a $
9.8

million

decrease in

the

ACL for

consumer

loans.

The
decrease

in the

ACL for

consumer

loans consisted

of net

charge-offs

of $
30.4

million,

primarily

taken

on personal

loans and

credit
card loans, partially offset

by charges to the

provision of $
20.6

million that, among other

things, account for the increase

in the size of
the portfolio of auto loans and

finance leases and increases in cumulative

historical charge-off

levels for personal loans and credit

card
loans. The

decrease in

the ACL

for residential

mortgage loans

consisted of

net charge-offs

of $
28.5

million, of

which $
23.1

million
are related

to charge-offs

recognized as

part of

the bulk

sale of

nonaccrual residential

mortgage loans

and related

servicing advances
during the

third quarter

of 2021, and

a benefit, or

provision recapture,

of $
17.0

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
Total

net

charge-offs

increased

$
7.3

million,

or
15
%,

in

2021.

The

variance

consisted

of

a

$
19.0

million

increase

in

residential
mortgage

net

charge-offs,

driven

by

the

$
23.1

million

net

charge-offs

recorded

in

connection

with

the

bulk

sale

of

nonaccrual
residential mortgage

loans, partially

offset by

a $
6.3

million decrease

in consumer

loans net charge-offs

and the aforementioned

$
5.2
million loan loss recovery recorded in connection with the paydown of a nonaccrual commercial and industrial loans.
As of

December 31,

2020, the

ACL for

loans and

finance leases

was $
385.9

million, up

$
230.8

million from

December 31,

2019,
driven

by

the

$
81.2

million

increase

as

a

result

of

adopting

CECL,

a

$
168.7

million

provision

for

credit

losses

on

loans,

and

the
establishment

of a

$
28.7

million

ACL for

PCD loans

acquired

in conjunction

with the

BSPR acquisition.

The Corporation

recorded
net charge-offs

of $
47.9

million for

the year

ended December

31, 2020,

compared to

$
81.4

million for

the year

ended December

31,
2019.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
211

The

tables

below

present

the

ACL

related

to

loans

and

finance

leases

and

the

carrying

values

of

loans

by

portfolio

segment

as

of
December 31, 2021 and December 31, 2020:
As of December 31,

2021
Residential
Mortgage Loans
Construction
Loans
Commercial
Mortgage
Consumer
Loans
Commercial and
Industrial Loans (1) (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$
2,978,895
$
138,999
$
2,167,469
$
2,887,251
$
2,888,044
$
11,060,658

Allowance for credit losses
74,837
4,048
52,771
34,284
103,090
269,030

Allowance for credit losses to

amortized cost
2.51
%
2.91
%
2.43
%
1.19
%
3.57
%
2.43
%
As of December 31, 2020
Residential
Mortgage Loans
Construction
Loans
Commercial
Mortgage Loans
Consumer
Loans
Commercial and
Industrial Loans
(1)
(Dollars in thousands) Total
Total loans held for investment:
Amortized cost of loans $
3,521,954
$
212,500
$
2,230,602
$
3,202,590
$
2,609,643
$
11,777,289
Allowance for credit losses
120,311
5,380
109,342
37,944
112,910
385,887
Allowance for credit losses to
amortized cost
3.42
%
2.53
%
4.90
%
1.18
%
4.33
%
3.28
%
____________
(1)
As of December 31,

2021 and December 31, 2020, includes $
145.0

million and $
406.0

million of SBA PPP loans, respectively, which require no ACL as these loans are 100% guaranteed by the SBA.
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

- Basis of

Presentation and

Significant
Accounting Policies,

above. As

of December

31, 2021,

the ACL

for off-balance

sheet credit

exposures was

$
1.5

million, down

$
3.6
million

from

$
5.1

million

as

of

December

31,

2020.

The

decrease

was

mainly

in

connection

with

improvements

in

the

outlook

of
macroeconomic variables.
The

following

table

presents

the

activity

in

the

ACL

for

unfunded

loan

commitments

and

standby

letters

of

credit

for

the

years
ended December 31, 2021, 2020 and 2019:
Year

Ended
December 31,
2021 2020 2019
(In thousands)
Beginning Balance $
5,105
$
-
$
412
Impact of adopting CECL
-
3,922
-
Provision for credit losses - (benefit)
(3,568)
1,183
(412)

Ending balance
$
1,537
$
5,105
$
-

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
212
NOTE 10 – LOANS HELD FOR SALE
The Corporation’s loans held-for-sale

portfolio as of the dates indicated was composed of:
December 31,
2021 2020
(In thousands)
Residential mortgage loans $
35,155
$
50,289
NOTE 11
–
OTHER REAL ESTATE

OWNED
The following table presents the OREO inventory as of the dates indicated:
December 31,

(In thousands) 2021 2020
OREO
OREO balances, carrying value:
Residential
(1)
$
29,533
$
32,418
Commercial
7,331
44,356
Construction
3,984
6,286
Total $
40,848
$
83,060
(1) Excludes $
22.2

million and $
18.6

million as of December 31, 2021 and 2020, respectively,

of foreclosures that meet the conditions of ASC Subtopic 310-40
“Reclassification of Residential Real Estate Collateralized Consumer

Mortgage Loans upon Foreclosure,” and are presented

as a receivable as part of
other assets in the consolidated statements of financial condition.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
213
NOTE 12 – RELATED

-PARTY

TRANSACTIONS
The Corporation granted loans to

its directors, executive officers,

and certain related individuals or

entities in the ordinary course

of
business. The movement and balance of these loans were as follows:
Amount
(In thousands)
Balance at December 31,

2019
$
1,032
New loans

425
Payments
(953)
Other changes
-
Balance at December 31,

2020
504
New loans

286
Payments
(108)
Other changes
261
Balance at December 31,

2021
$
943
These loans

were made

subject to

the provisions

of the

Federal Reserve’s

Regulation O

- “Loans

to Executive

Officers, Directors
and

Principal

Shareholders

of

Member

Banks,”

which

governs

the

permissible

lending

relationships

between

a

financial

institution
and its executive officers, directors, principal

shareholders, their families,

and related parties.

Amounts related to changes in the status
of those who are considered

related parties are reported as other

changes in the table above,

which, for 2021, was mainly related

to the
addition of three new executive officers and the departure

of one executive officer.
From

time

to

time,

the

Corporation,

in

the

ordinary

course

of

its

business,

obtains

services

from

related

parties

or

makes
contributions to non-profit organizations that have some association with the Corporation.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
214
NOTE 13 – PREMISES AND EQUIPMENT
Premises and equipment comprise:
Useful Life Range In Years
As of December 31,
Minimum Maximum 2021 2020
(Dollars in thousands)
Buildings and improvements
10
35
$
138,524
$
138,686
Leasehold improvements
1
10
79,419
82,034
Furniture and equipment
2
10
148,171
224,623
366,114
445,343
Accumulated depreciation and amortization
(251,659)
(318,659)
114,455
126,684
Land
23,873
23,873
Projects in progress
8,089
7,652

Total premises and equipment,

net
$
146,417
$
158,209
Depreciation

and

amortization

expense

amounted

to

$
25.0

million,

$
20.1

million,

and

$
17.6

million

for

the

years

ended
December 31, 2021, 2020, and 2019, respectively.
During the year ended December 31, 2021 the

Corporation received insurance proceeds of $
0.6

million related to the settlement and
collection of an insurance claim associated with a damage property.

This amount is included as part of other non-interest income in the consolidated statements of income.
During

2020,

the

Corporation

received

insurance

proceeds

of

$
5.0

million

resulting

from

the

final

settlement

of

the

business
interruption insurance claim

related to lost profits caused

by Hurricanes Irma and

Maria. This amount is included

as part of other non-
interest

income

in

the

consolidated

statements

of

income.

In addition,

during

2020,

the Corporation

received

insurance proceeds

of
$
1.2

million related to hurricane-related expenses claims recorded as a contra-account of non-interest expenses, primarily consisting of
occupancy and equipment costs.

During 2019, the Corporation received

insurance proceeds of $
0.6

million related to casualty losses incurred

at some facilities. The
insurance proceeds were

recorded against impairment

losses. Insurance recoveries

in excess of

losses amounted $
0.1

million for 2019
and were

recorded as a

gain from insurance

proceeds and

reported as part

of other non-interest

income in

the consolidated

statements
of income.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
215
NOTE 14 – GOODWILL AND OTHER INTANGIBLES

Goodwill

as

of

each

December

31,

2021

and

December

31,

2020

amounted

to

$
38.6

million.

As

of

December

31,

2021,

the
Corporation’s

goodwill includes

$
26.7

million related

to the United

States (Florida)

reporting unit

and $
11.9

million recorded

mainly
in

connection

with

the

acquisition

of

BSPR

on

September

1,

2020.

The

Corporation’s

policy

is

to

assess

goodwill

and

other
intangibles for

impairment on

an annual

basis during

the fourth

quarter of

each year,

and more

frequently if

events or

circumstances
lead management

to believe

that the

values of

goodwill or

other

intangibles may

be impaired.

During the

fourth quarter

of 2021,

as
part

of

its

annual

evaluation,

the

Corporation

performed

a

qualitative

assessment

to

determine

if

a

goodwill

impairment

test

was
necessary.

This assessment involved

identifying the inputs

and assumptions that

most affects fair

value, evaluating the

significance of
all identified relevant

events and circumstances that

affect fair value

of the reporting entity

and evaluating such

factors to determine if
a

positive

assertion

can

be

made

that

it

is

more

likely

than

not

that

the

fair

value

of

the

reporting

unit

is

greater

than

its

carrying
amount. As

of December

31, 2021,

the Corporation

concluded that

it is more

-likely-than-not that

the fair

value of

the reporting

units
exceeded its carrying value. As a result,
no

impairment charges for goodwill were recorded during

the year ended December 31, 2021.
The

changes

in

the

carrying

amount

of

goodwill

attributable

to

operating

segments

are

reflected

in

the

following

table.

The
adjustments for

the years

ended December

31, 2020

and 2021

are measurement

period adjustments,

primarily related

to post

closing
purchase price

adjustments to

account for

differences between

BSPR’s

actual excess

capital at

closing date

compared to

the BSPR’s
excess capital amount

used for the

preliminary closing statement

at acquisition date.

During the third quarter

of 2021, the Corporation
finalized its fair values analysis of the acquired assets and assumed liabilities associated with the BSPR acquisition.
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Banking
United States
Operations Total
(In thousands)
Goodwill, January 1, 2020 $
-
$
1,406
$
-
$
26,692
$
28,098
Merger and acquisitions
574
794
4,935
-
6,303
Adjustments
385
533
3,313
-
4,231
Goodwill, December 31, 2020 $
959
$
2,733
$
8,248
$
26,692
$
38,632
Adjustments
53
74
(148)
-
(21)
Goodwill, December 31, 2021 $
1,012
$
2,807
$
8,100
$
26,692
$
38,611
The Corporation

had other

intangible assets

of $
29.9

million as

of December

31, 2021,

consisting of

$
28.6

million in

core deposit
intangibles,

$
1.2

million

in

purchased

credit

card

relationship

intangibles,

and

$
0.2

million

in

insurance

customer

relationship
intangibles.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
216
The

following

table

shows

the

gross

amount

and

accumulated

amortization

of the

Corporation’s

other

intangible

assets as

of

the
indicated dates:
Year Ended December 31, 2021
Core deposit intangible
Purchased credit card
relationship intangible
Insurance customer
relationship intangible Total
(In thousands)
Gross amount of intangible assets:

Beginning balance
$
87,096
$
28,265
$
1,067
$
116,428

Measurement period adjustment
(1)
448
-
-
448

Ending balance
87,544
28,265
1,067
116,876
Accumulated amortization:

Beginning balance
(51,254)
(23,532)
(749)
(75,535)

Amortization
(7,719)
(3,535)
(153)
(11,407)

Ending balance
(58,973)
(27,067)
(902)
(86,942)
Net intangible assets $
28,571
$
1,198
$
165
$
29,934
Remaining amortization period (in years)
8.0
1.7
1.1
(1) Measurement adjustment relates to fair value estimate update performed within 1 year of the closing date of the BSPR acquisition, in accordance with ASC 805.
Year Ended December 31, 2020
Core deposit intangible
Purchased credit card
relationship intangible
Insurance customer
relationship intangible Total
(In thousands)
Gross amount of intangible assets:

Beginning balance
$
51,664
$
24,465
$
1,067
$
77,196

Additions due to acquisitions
35,432
3,800
-
39,232

Ending balance
87,096
28,265
1,067
116,428
Accumulated amortization:

Beginning balance
(48,176)
(20,850)
(597)
(69,623)

Amortization
(3,078)
(2,682)
(152)
(5,912)

Ending balance
(51,254)
(23,532)
(749)
(75,535)
Net intangible assets $
35,842
$
4,733
$
318
$
40,893
Remaining amortization period (in years)
9.0
2.7
2.1
Year Ended December 31, 2019
Core deposit intangible
Purchased credit card
relationship intangible
Insurance customer
relationship intangible Total
(In thousands)
Gross amount of intangible assets:

Beginning balance
$
51,664
$
24,465
$
1,067
$
77,196
Accumulated amortization:

Beginning balance
(47,329)
(18,763)
(445)
(66,537)

Amortization
(847)
(2,087)
(152)
(3,086)

Ending balance
(48,176)
(20,850)
(597)
(69,623)
Net intangible assets $
3,488
$
3,615
$
470
$
7,573
Remaining amortization period (in years)
5.1
1.9
3.0

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
217

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

relationship
intangibles

annually

for

impairment,

or

sooner

if

events

and

circumstances

indicate

possible

impairment.

Factors

that

may

suggest
impairment include

customer attrition

and run-off.

Management is

unaware of

any events

and/or circumstances

that would

indicate a
possible impairment to the core deposit intangibles or customer relationship intangibles as of December 31, 2021.
The estimated aggregate annual amortization expense related to the intangible assets for future periods was as follows as of December
31, 2021:
Amount
(In thousands)
2022 $
8,816
2023
7,736
2024
6,416
2025
3,509
2026
872
2027 and after
2,585

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
218
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
Trust-Preferred

Securities
In

2004,

FBP

Statutory

Trust

I,

a

financing

trust

that

is

wholly

owned

by

the

Corporation,

sold

to

institutional

investors

$
100
million of its

variable-rate trust-preferred

securities (“TRuPs”). FBP

Statutory Trust

I used the proceeds

of the issuance, together

with
the proceeds of

the purchase by the

Corporation of $
3.1

million of FBP Statutory

Trust I

variable-rate common securities,

to purchase
$
103.1

million

aggregate

principal

amount

of

the

Corporation’s

Junior

Subordinated

Deferrable

Debentures.

Also

in

2004,

FBP
Statutory Trust II, a financing trust

that is wholly owned by the Corporation, sold to institutional investors $
125

million of its variable-
rate TRuPs. FBP Statutory Trust

II used the proceeds of the issuance,

together with the proceeds of the purchase

by the Corporation of
$
3.9

million of

FBP Statutory

Trust II

variable-rate common

securities, to

purchase $
128.9

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

During the third

quarter of 2020,

the Corporation completed

the repurchase of

$
0.4

million of TRuPs

of the FBP

Statutory Trust

I,
which resulted in

a commensurate reduction

in the related Floating

Rate Junior Subordinated

Debentures. The Corporation’s

purchase
price equated

to
75
% of

the $
0.4

million par

value. The
25
% discount

resulted in

a gain

of approximately

$
0.1

million. This

gain is
reflected in

the consolidated

statements of income

as gain on

early extinguishment

of debt. As

of each

December 31,

2021 and 2020,
the Corporation had subordinated debentures outstanding in the aggregate amount of $
183.8

million.
The

Collins

Amendment

to

the

Dodd-Frank

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
219
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

banking subsidiary,

FirstBank. Currently,

the
Bank is

the sole

owner of

these private

label MBS;

the servicing

of the

underlying

residential mortgages

that generate

the principal
and interest

cash flows is

performed by

another third

party,

which receives

a servicing

fee. These

private label

MBS are variable

-rate
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
underlying mortgage

loans. The FDIC became

the owner of

the IO upon

its intervention of the

seller, a

failed financial institution.

No
recourse agreement

exists, and

the Bank,

as the

sole holder

of the

securities, absorbs

all risks

from losses

on non-accruing

loans and
repossessed

collateral.

As

of

December

31,

2021,

the

amortized

cost

and

fair

value

of

these

private

label

MBS

amounted

to

$
10.0
million

and

$
7.2

million,

respectively,

with

a

weighted

average

yield

of
2.21
%,

which

is

included

as

part

of

the

Corporation’s
available-for-sale

investment

securities

portfolio.

As

described

in

Note

5

–

Investment

Securities,

above,

the

ACL

on

these

private
label MBS amounted to $
0.8

million as of December 31, 2021.
Investment in unconsolidated entity
On

February

16,

2011,

FirstBank

sold

an

asset

portfolio

consisting

of

performing

and

nonaccrual

construction,

commercial
mortgage, and commercial

and industrial loans

with an aggregate

book value of

$
269.3

million to CPG/GS, an

entity organized

under
the

laws

of

the

Commonwealth

of

Puerto

Rico

and

majority

owned

by

PRLP

Ventures

LLC

(“PRLP”),

a

company

created

by
Goldman,

Sachs &

Co. and

Caribbean

Property Group.

In connection

with the

sale, the

Corporation

received $
88.5

million in

cash
and a
35
% interest in

CPG/GS and

made a loan

in the

amount of

$
136.1

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
CPG/GS

used

cash

proceeds

of

the

aforementioned

seller-financed

loan

to

cover

operating

expenses

and

debt

service

payments,
including those

related to

the loan

that was paid

off in

October 2019.

FirstBank will

not receive

any return

on its equity

interest until
PRLP receives

an aggregate

amount equivalent

to its

initial investment

and a

priority return

of at

least
12
%, which

has not

occurred,
resulting in FirstBank’s

interest in CPG/GS

being subordinate to

PRLP’s interest.

CPG/GS will then

begin to make

payments pro rata
to

PRLP

and

FirstBank,
35
%

and
65
%,

respectively,

until

FirstBank

has

achieved

a
12
%

return

on

its

invested

capital

and

the
aggregate amount of distributions is equal to FirstBank’s

capital contributions to CPG/GS.

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
220
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

of $
2.1

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

The changes in MSRs are shown below for the indicated periods:
Year

Ended December 31,

2021 2020 2019
(In thousands)
Balance at beginning of year $
33,071
$
26,762
$
27,428
Purchases of servicing assets (1)
-
7,781
-
Capitalization of servicing assets
5,194
4,864
4,039
Amortization
(7,215)
(5,777)
(4,592)
Temporary impairment

recoveries (charges), net
124
(206)
(43)
Other
(2)
(188)
(353)
(70)
Balance at end of year $
30,986
$
33,071
$
26,762
(1) Represents MSRs acquired in the BSPR acquisition.
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
Year

Ended December 31,
2021 2020 2019
(In thousands)
Balance at beginning of year $
202
$
73
$
30
Temporary impairment

charges
-
301
78
OTTI of servicing assets
-
(77)
-
Recoveries
(124)
(95)
(35)

Balance at end of year
$
78
$

$
73

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
221
The components of net servicing income, included as part of mortgage banking activities in the consolidated
statements of income, are shown below for the indicated periods:
Year

Ended December 31,
2021 2020 2019
(In thousands)
Servicing fees $
12,176
$
9,268
$
8,522
Late charges and prepayment penalties
697
570
610
Adjustment for loans repurchased
(188)
(353)
(70)
Other

(1)
-
(15)

Servicing income, gross
12,684
9,485
9,047
Amortization and impairment of servicing assets
(7,091)
(5,983)
(4,635)

Servicing income, net
$
5,593
$
3,502
$
4,412

The Corporation’s MSRs are subject

to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages for the indicated periods ranged as follows:
Maximum Minimum
Year

Ended December 31, 2021
Constant prepayment rate:

Government-guaranteed mortgage loans
6.4
%
6.3
%

Conventional conforming mortgage loans
6.8
%
6.6
%

Conventional non-conforming mortgage loans
8.6
%
8.2
%
Discount rate:

Government-guaranteed mortgage loans
12.0
%
12.0
%

Conventional conforming mortgage loans
10.0
%
10.0
%

Conventional non-conforming mortgage loans
13.7
%
13.5
%
Year

Ended December 31, 2020
Constant prepayment rate:

Government-guaranteed mortgage loans
6.5
%
6.2
%

Conventional conforming mortgage loans
7.2
%
6.9
%

Conventional non-conforming mortgage loans
9.2
%
8.6
%
Discount rate:

Government-guaranteed mortgage loans
12.0
%
12.0
%

Conventional conforming mortgage loans
10.0
%
10.0
%

Conventional non-conforming mortgage loans
14.3
%
13.7
%
Year

Ended December 31, 2019
Constant prepayment rate:

Government-guaranteed mortgage loans
6.4
%
6.2
%

Conventional conforming mortgage loans
6.9
%
6.7
%

Conventional non-conforming mortgage loans
9.3
%
8.9
%
Discount rate:

Government-guaranteed mortgage loans
12.0
%
12.0
%

Conventional conforming mortgage loans
10.0
%
10.0
%

Conventional non-conforming mortgage loans
14.3
%
14.3
%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
222
The weighted-averages

of the key

economic assumptions

that the Corporation

used in its

valuation model

and the sensitivity

of the
current fair value

to immediate
10
% and
20
% adverse changes

in those assumptions

for mortgage loans

as of December

31, 2021 and
2020 were as follows:
December 31, December 31,
2021 2020
(In thousands)
Carrying amount of servicing assets $
30,986
$
33,071
Fair value $
42,132
$
40,294
Weighted-average

expected life (in years)
7.96
7.86
Constant prepayment rate (weighted-average annual

rate)
6.55
%
6.73
%

Decrease in fair value due to 10% adverse change
$
1,027
$
1,006

Decrease in fair value due to 20% adverse change
$
2,011
$
1,970
Discount rate (weighted-average annual rate)
11.17
%
11.20
%

Decrease in fair value due to 10% adverse change
$
1,852
$
1,772

Decrease in fair value due to 20% adverse change
$
3,561
$
3,409
These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10%
variation in assumptions generally cannot be extrapolated because the relationship between the change in assumption and the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSR is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or counteract the sensitivities
.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
223
NOTE 16 – DEPOSITS AND RELATED

INTEREST

The following table summarizes deposit balances as of the indicated dates:
December 31,

2021 2020
(In thousands)
Type of account and interest rate:
Non-interest-bearing deposit accounts $
7,027,513
$
4,546,123
Interest-bearing savings accounts
4,729,387
4,088,969
Interest-bearing checking accounts
3,492,645
3,651,806
Certificates of deposit
2,434,932
2,814,313
Brokered CDs
100,417
216,172
$
17,784,894
$
15,317,383
The

weighted-average

interest

rate

on

total

interest-bearing

deposits

as

of

December 31,

2021

and

2020

was
0.31
%

and
0.55
%,
respectively.

As

of

December 31,

2021,

the

aggregate

amount

of

unplanned

overdrafts

of

demand

deposits

that

were

reclassified

as

loans
amounted to $
1.6

million (2020 -

$
0.8

million). Pre-arranged

overdrafts lines of

credit amounted to

$
24.2

million as of

December 31,
2021 (2020 - $
26.0

million).

The following table presents the contractual maturities of CDs, including brokered CDs, as of December 31, 2021:
Total

(In thousands)
Three months or less $
635,461
Over three months to six months
444,276
Over six months to one year
669,486
Over one year to two years

427,993
Over two years to three years

201,934
Over three years to four years

63,193
Over four years to five years

78,653
Over five years
14,353

Total
$
2,535,349
Time

deposits with

balances of

more than

$250,000 amounted

to $
1.0

billion for

each of

the years

ended December

31, 2021

and
2020.

This

amount

does

not

include

CDs

issued

to

deposit

brokers

in

the

form

of

large

certificates

of

deposits

that

are

generally
participated out

by brokers

in shares

of less

than the

FDIC insurance

limit. As

of December 31,

2021, unamortized

broker placement
fees amounted to

$
0.2

million (2020 -

$
0.4

million), which are

amortized over the

contractual maturity of

the brokered CDs under

the
interest method.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
224

Brokered CDs mature as follows:
December 31,

2021
(In thousands)
Three months or less $
14,668
Over three months to six months
11,687
Over six months to one year
37,228
Over one year to three years
30,137
Over three years to five years

6,697

Total
$
100,417
As of

December 31,

2021,

deposit

accounts

issued

to

government

agencies

amounted

to $
3.3

billion

(2020

-

$
2.1

billion).

These
deposits are

generally

insured by

the FDIC

up to

the applicable

limits. The

uninsured

portions

were collateralized

by securities

and
loans with

an amortized

cost of

$
3.4

billion (2020

- $
2.0

billion) and

an estimated

market value

of $
3.3

billion (2020

- $
2.1

billion).
As

of

December

31,

2021,

the

Corporation

had

$
2.7

billion

of

government

deposits

in

Puerto

Rico

(2020

-

$
1.8

billion),

$
568.4
million in the Virgin

Islands (2020 - $
280.2

million) and $
9.6

million in Florida (2020 - $
9.7

million).
A table showing interest expense on deposits for the indicated periods follows:
Year Ended

December 31,
2021 2020 2019
(In thousands)
Interest-bearing checking accounts $
5,776
$
5,933
$
6,071
Savings
6,586
11,116
16,017
CDs
26,138
43,350
44,658
Brokered CDs
2,982
7,989
11,036

Total
$
41,482
$
68,388
$
77,782
The

total

interest

expense

on deposits

included

the

amortization

of

broker

placement

fees

related

to

brokered

CDs

amounting

to
$
0.2

million, $
0.5

million, and

$
0.7

million for

2021, 2020

and 2019,

respectively.

Total

interest expense

also included

$
1.3

million
and

$
1.0

million

for

2021

and

2020,

respectively,

for

the

accretion

of

premiums

related

to

time

deposits

assumed

in

the

BSPR
acquisition. Refer to Note 2 – Business Combination, for additional information.

NOTE 17 – LOANS PAYABLE

The

Corporation

participates

in

the Borrower-in-Custody

Program

(the

“BIC Program

”) of

the FED.

Through

the

BIC Program,

a
broad

range

of

loans

(including

commercial,

consumer,

and

residential

mortgages)

may

be

pledged

as

collateral

for

borrowings
through the FED Discount Window.

As of December 31, 2021, pledged collateral that is related

to this credit facility amounted to $
2.0
billion,

mainly

commercial,

consumer,

and

residential

mortgage

loans,

which

after

a

margin

“haircut”

to

discount

the

value

of
collateral pledged,

represents approximately

$
1.2

billion of

credit availability

under this

program. With

the impacts

of COVID-19

on
individuals,

communities,

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

December 31, 2021.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
225
NOTE 18 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements)

as of the dates indicated consisted of the following:

December 31,
2021 2020
(In thousands)
Long-term repurchase agreement
(1)
$
300,000
$
300,000
(1)
Weighted-average

interest rate

of
3.35
% and
1.77
% as of

December 31,

2021 and 2020,

respectively.

During the first

quarter of

2021, the interest

rate related to

securities
sold under agreement to

repurchase totaling $
200

million changed from

a variable rate

(3-month LIBOR plus
130

to
132

basis points) to a

fixed rate of
3.90
% after the end
of a prespecified lockout period. As of December 31, 2021,

all of the outstanding securities sold under agreements to repurchase are tied to fixed interest rates.
Accrued interest

payable on repurchase

agreements amounted

to $
1.9

million and $
1.0

million as of

December 31, 2021

and 2020,
respectively.

Repurchase agreements mature as follows as of the indicated date:
December 31,

2021
(In thousands)
One month to three months $
100,000
Three to five years
200,000

Total
$
300,000

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
226
The following securities were sold under agreements to repurchase:
As of December 31,

2021
Amortized Approximate
Weighted

Cost of

Fair Value Average
Underlying
Balance of

of Underlying
Interest Rate

Underlying Securities

Securities
Borrowing

Securities
of Security
(Dollars in thousands)
U.S. government-sponsored agencies $
-
$
-
$
-
-
%
MBS
319,225
300,000
321,180
1.33
%

Total

$
319,225
$
300,000
$
321,180
Accrued interest receivable $
599
As of December 31,

2020
Amortized Approximate
Weighted

Cost

of

Fair Value Average
Underlying
Balance of

of Underlying
Interest Rate

Underlying Securities

Securities
Borrowing

Securities
of Security
(Dollars in thousands)
U.S. government-sponsored agencies $
12,219
$
11,013
$
12,351
1.94
%
MBS
320,640
288,987
329,438
1.65
%

Total

$
332,859
$
300,000
$
341,789
Accrued interest receivable $
753

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
227
The maximum

aggregate balance

of repurchase

agreements outstanding

at any

month-end during

2021 was

$
300.0

million (2020

-
$
475.8

million).

The

average

balance

during

2021

was

$
300.5

million

(2020

-

$
291.5

million).

The

weighted-average

interest

rate
during

2021

and

2020

was
3.32
%

and
2.28
%,

respectively,

considering

negative

market

rates

on

reverse

repurchase

agreements

in
2020.

As

of

December

31,

2021

and

2020,

the

securities

underlying

such

agreements

were

delivered

to

the

dealers

with

which

the
repurchase agreements were transacted.
Repurchase agreements as of December 31, 2021, grouped by

counterparty, were as follows:
Weighted-Average
Counterparty Amount Maturity (In Months)
(Dollars in thousands)
JP Morgan Chase
$
100,000
1
Credit Suisse First Boston
200,000
37
Total $
300,000
NOTE 19 – ADVANCES

FROM THE FEDERAL HOME LOAN BANK (FHLB)

The following is a summary of the advances from the FHLB as of the indicated dates:
December 31,

December 31,
2021 2020
(In thousands)
Long-term
Fixed
-rate advances from FHLB (1)
$
200,000
$
440,000
(1)
Weighted-average interest rate

of
2.16
% and
2.26
% as of December 31, 2021 and 2020, respectively.

Advances from FHLB mature as follows as of the indicated date:
December 31, 2021
(In thousands)
Over six months to one year
$
200,000

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
228
The Corporation receives

advances from the

FHLB under an Advances,

Collateral Pledge, and

Security Agreement (the

“Collateral
Agreement”).

The

Collateral

Agreement

requires

the

Corporation

to

maintain

a

minimum

amount

of

qualifying

mortgage

collateral
with a

market

value

of generally
120
% or

higher than

the outstanding

advances.

As of

December 31,

2021

and 2020,

the estimated
value

of

specific

mortgage

loans

pledged

as

collateral

amounted

to

$
1.4

billion

and

$
1.6

billion,

respectively,

as

computed

by

the
FHLB

for

collateral

purposes.

The

carrying

value

of

such

loans

as

of

December 31,

2021

amounted

to

$
1.8

billion

(2020

-

$
2.2
billion). As

of December

31, 2021,

the Corporation

had additional

capacity of

approximately $
1.2

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
NOTE 20 – OTHER BORROWINGS

Other borrowings, as of the indicated dates, consisted of:
December 31,

December 31,
(In thousands) 2021 2020
Floating rate junior subordinated debentures (FBP Statutory Trust

I) (1)
$
65,205
$
65,205
Floating rate junior subordinated debentures (FBP Statutory Trust

II) (2)
118,557
118,557
$
183,762
$
183,762
(1)
Amount represents junior subordinated

interest-bearing debentures due

in 2034 with a floating

interest rate of
2.75
% over 3-month LIBOR

(
2.97
% as of December

31, 2021 and
2.98
% as of December 31, 2020).
(2)
Amount represents junior subordinated

interest-bearing debentures due

in 2034 with a floating

interest rate of
2.50
% over 3-month LIBOR

(
2.71
% as of December

31, 2021 and
2.74
% as of December 31, 2020).

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
229
NOTE 21 –

EARNINGS

PER COMMON

SHARE

The calculations of earnings per common share for the years ended December 31,

2021, 2020, and 2019 are as follows:
Year

Ended December 31,
2021 2020 2019
(In thousands, except per share information)
Net income

$
281,025
$
102,273
$
167,377
Less: Preferred stock dividends

(2,453)
(2,676)
(2,676)
Less: Excess of redemption value over carrying value of Series A through E

Preferred Stock redeemed
(1,234)
-
-
Net income attributable to common stockholders $
277,338
$
99,597
$
164,701
Weighted-Average

Shares:

Average common

shares outstanding
210,122
216,904
216,614

Average potential

dilutive common shares

1,178
764
520

Average common

shares outstanding - assuming dilution
211,300
217,668
217,134
Earnings per common share:
Basic

$
1.32
$
0.46
$
0.76
Diluted

$
1.31
$
0.46
$
0.76
Earnings

per

common

share

is

computed

by

dividing

net

income

attributable

to

common

stockholders

by

the

weighted-average
number of common shares issued and outstanding. Net income

attributable to common stockholders represents net income adjusted for
any preferred

stock dividends,

including any

dividends declared

but not

yet paid,

and any cumulative

dividends related

to the

current
dividend period that have not been declared as of

the end of the period. For 2021, net income attributable

to common stockholders was
also adjusted due

to the one

-time effect

to retained

earnings of the

excess of the

redemption value

paid over the

carrying value of

the
Series A through E Preferred Stock redeemed

as discussed in Note 23 – Stockholders’ Equity

below. Basic weighted-average

common
shares outstanding exclude unvested shares of restricted stock that do not contain non-forfeitable dividend rights.
Potential dilutive

common shares

consist of

unvested shares

of restricted

stock that

do not

contain non-forfeitable

dividend rights
using the

treasury stock

method. This

method assumes

that proceeds

equal to

the amount

of compensation

cost attributable

to future
services

is

used

to

repurchase

shares

on

the

open

market

at

the

average

market

price

for

the

period.

The

difference

between

the
number

of

potential

dilutive

shares

issued

and

the

shares

purchased

is

added

as

incremental

shares

to

the

actual

number

of

shares
outstanding

to

compute

diluted

earnings

per

share.

Unvested

shares

of

restricted

stock

outstanding

during

the

period

that

result

in
lower potentially

dilutive shares issued

than shares purchased

under the

treasury stock method

are not included

in the computation

of
dilutive

earnings

per

share

since

their

inclusion

would

have

an

antidilutive

effect

on

earnings

per

share.

Potential

dilutive

common
shares also include

performance units

that do not

contain non-forfeitable

dividend rights if

the performance

condition is met

as of the
end of the reporting period.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
230
NOTE 22 –

STOCK-BASED

COMPENSATION

On

May

24,

2016,

the

Corporation’s

stockholders

approved

the

amendment

and

restatement

of

the

First

BanCorp.

Omnibus
Incentive

Plan, as

amended (the

“Omnibus Plan”),

to, among

other things,

increase the

number of

shares of

common stock

reserved
for issuance under

the Omnibus Plan,

extend the term

of the Omnibus

Plan to May

24, 2026, and

re-approve the material

terms of the
performance

goals under

the Omnibus

Plan for

purposes of

the then-effective

Section 162(m)

of the

U.S. Internal

Revenue Code

of
1986,

as

amended.

The

Omnibus

Plan

provides

for

equity-based

and

non

equity-based

compensation

incentives

(the

“awards”)
through the

grant of

stock options,

stock appreciation

rights, restricted

stock, restricted

stock units,

performance shares,

other stock-
based awards,

and cash-based

awards. The

Omnibus Plan

authorizes the

issuance of up

to
14,169,807

shares of common

stock, subject
to adjustments

for stock

splits,

reorganizations

and other

similar

events.

As of December

31, 2021,

there were
4,308,921

authorized shares
of common stock available for issuance

under the Omnibus Plan. The Corporation’s

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

until the dates specified

in the participant’s award

agreement. While

the restricted

stock is subject to forfeiture

and does not
contain non-forfeitable

dividend rights,

participants

may exercise full voting

rights with respect

to the shares of restricted

stock granted to
them.

The restricted stock granted under the Omnibus Plan is typically subject to a vesting period. During the year ended December 31,
2021, the Corporation awarded

to its independent directors
29,291

shares of restricted stock that are subject to
one-year

vesting from the
dates of

grant. In

addition, during the

year

ended December

31,

2021, the

Corporation awarded
295,069

shares of

restricted stock

to
employees;

fifty percent

(
50
%) of those shares

vest on the

two-year

anniversary

of the grant

date and the

remaining
50
% vest on three-year
anniversary of

the

grant

date.

Included in

those
295,069

shares of

restricted stock

were
19,804

shares

granted to

retirement-eligible
employees.

The total expense

determined

for the restricted

stock awarded

to retirement-eligible

employees

was charged against

earnings

as
of

the

grant date.

During the

year

ended December

31,

2020,

the

Corporation awarded to

its

independent directors
59,797

shares of
restricted stock that are

subject to
one-year

vesting from the dates

of grant. In

addition, during 2020, the Corporation awarded
851,673
shares of

restricted stock to

employees; fifty percent (
50
%)

of those

shares vest on

the two-year anniversary of

the grant

date and

the
remaining
50
% vest on

three-year anniversary

of the grant date. Included in

those
851,673

shares of restricted stock were
47,194

shares
granted to retirement-eligible

employees.

The fair value

of the shares

of restricted

stock granted

in 2021 and 2020

was based on

the market
price of

the Corporation’s

outstanding

common stock

on the date

of the respective

grant.

The following table summarizes the restricted stock activity in the year ended

December 31, 2021 under the Omnibus Plan:
2021
Number of Weighted-
shares of Average
restricted Grant Date
stock

Fair Value
Unvested shares outstanding at beginning of year
1,320,723
$
5.74
Granted
324,360
11.47
Forfeited
(82,486)
6.42
Vested
(413,822)
7.69
Unvested shares outstanding at end of year
1,148,775
$
6.61

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
231
For the

years ended

December 31,

2021, 2020

and 2019,

the Corporation

recognized $
3.5

million, $
3.2

million, and

$
2.8

million,
respectively,

of

stock-based

compensation

expense

related

to

restricted

stock

awards.

As

of

December

31,

2021,

there

was

$
3.3
million

of

total

unrecognized

compensation

cost

related

to

unvested

shares

of

restricted

stock.

The

weighted

average

period

over
which the Corporation expects to recognize such cost was
1.4

years as of December 31, 2021.

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
Performance Units
Under the

Omnibus Plan,

the Corporation

may award

performance

units to

Omnibus Plan

participants.

During the

year ended

December
31, 2021,

the Corporation granted
160,485

units to

executives, with each unit

representing the value of

one share

of the

Corporation’s
common stock. The performance

units granted in the year ended

December 31, 2021 are for the performance

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

years

ended

December

31,

2020

and

2019,

the

Corporation

awarded
502,307

and
200,053

performance

units

to
executives,

respectively.

The performance units will vest

on the third anniversary

of the effective date

of the awards and are

subject to
a pre-established performance target level as described

above.
The following table summarizes the performance units activity during

2021 under the Omnibus Plan:
Year

Ended
(Number of units)
December 31,

2021
Performance units at beginning of year
1,006,768
Additions
160,485
Vested
(304,408)
Forfeited
(47,946)
Performance units as of December 31, 2021
814,899

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
232
The fair values

of the performance

units awarded

were based

on the market

price of the

Corporation’s

outstanding

common stock

on the
respective date of

the grant.

For

the years

ended December 31,

2021, 2020,

and 2019,

the Corporation recognized $
2.0

million, $
1.8
million, and

$
1.1

million,

respectively,

of stock-based

compensation

expense related

to performance

units. As of

December

31, 2021, there
was $
2.2

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

$
0.1

million

of

stock-based compensation

expense

related

to
unrestricted

stock awards.

There were
no

grants

of unrestricted

stock in

2021 and

2019.
Shares withheld
During the

year ended

December 31,

2021, the

Corporation withheld
214,374

shares (2020

–
51,814

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
233
NOTE 23 –

STOCKHOLDERS’

EQUITY
Stock Repurchase Program
On April

26, 2021,

the Corporation

announced that

its Board

of Directors

approved a

stock repurchase

program, under

which the
Corporation may

repurchase up

to $
300

million of

its outstanding

stock, including

common and

preferred stock,

commencing in

the
second

quarter of

2021 through

June 30,

2022. During

the year

ended December

31, 2021,

the Corporation

repurchased
16,740,467
shares of its common stock for $
213.9

million and redeemed all of its outstanding

shares of non-convertible, non-cumulative

perpetual
monthly

income

Series

A

through

E

Preferred

Stock

for

its liquidation

value

of

$
36.1

million.

The

program

does

not

obligate

the
Corporation

to

acquire

any

specific

number

of

shares.

Repurchases

under

the

program

may

be

executed

through

open

market
purchases, accelerated share

repurchases and/or privately

negotiated transactions or

plans, including plans

complying with Rule

10b5-
1

under

the

Exchange

Act.

The

Corporation’s

stock

repurchase

program

is

subject

to

various

factors,

including

the

Corporation’s
capital

position,

liquidity,

financial

performance

and

alternative

uses

of

capital,

stock

trading

price,

and

general

market

conditions.
The repurchase program may be modified, extended, suspended, or terminated at any time at the Corporation’s discretion.
The

shares

of

common

stock

repurchased

are

held

as

treasury

stock.

As

of

December

31,

2021,

the

Corporation

has

remaining
authorization to repurchase

approximately $
50

million of common

stock under the

stock repurchase program

which were repurchased
during the first quarter of 2022.
Common Stock

The following table shows the changes in shares of common stock outstanding for 2021, 2020 and 2019:
2021 2020 2019
Common stock outstanding, beginning balances
218,235,064
217,359,337
217,235,140
Common stock repurchased
(1)
(16,740,467)
-
-
Common stock issued, net of shares withheld for employee taxes
414,394
878,813
138,197
Restricted stock forfeited
(82,486)
(3,086)
(14,000)
Common stock outstanding, ending balances
201,826,505
218,235,064
217,359,337
(1) Includes
11,490,467

shares of common stock repurchased in the open market at

an average price of $
12.82

for a total purchase price of approximately $
147.3

million, and
5,250,000

shares of common stock repurchased through privately negotiated transactions at an average price of $
12.68

for a total purchase price of approximately $
66.6

million.
For

the

years

ended

December

31,

2021,

2020

and

2019,

total

cash

dividends

declared

on

shares

of

common

stock

amounted

to
$
65.4

million,

$
43.8

million,

and

$
30.5

million,

respectively.

On

October

22,

2021

the

Corporation

announced

that

its

Board

of
Directors

had

declared

a

quarterly

cash

dividend

of

$
0.10

per

common

share,

which

represented

an

increase

of
43
%

or

$
0.03

per
common share

compared to

the dividend

paid in

September 2021.

The dividend

was paid

on December

10, 2021

to shareholders

of
record at the close business

on November 26, 2021. The

Corporation intends to continue

to pay quarterly dividends on

common stock.
However,

the Corporation’s

common stock

dividends, including

the declaration,

timing, and

amount, remain

subject to

consideration
and approval by the Corporation’s

Board Directors at the relevant times.
Preferred Stock
The

Corporation

has
50,000,000

authorized

shares

of

preferred

stock

with

a

par value

of $
1.00
,

redeemable

at

the

Corporation’s
option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences

as are
fixed by the Board of Directors when authorizing the issuance of that particular series.
On November 30,

2021 the Corporation

redeemed all of its
1,444,146

outstanding shares of

Series A through E

Preferred Stock for
its liquidation

value of

$
25

per share

or $
36.1

million. The

difference

between the

liquidation value

and net

carrying value

was $
1.2
million, which was recorded

as a reduction to

retained earnings in 2021.

For the years ended

December 31, 2021,

2020 and 2019 total
cash dividends paid

on shares of preferred

stock amounted to $
2.5

million, $
2.7

million, and $
2.7

million, respectively.

The redeemed
preferred

stock shares

were not

listed on

any securities

exchange or

automated

quotation system.
No

shares of

preferred stock

were
outstanding as of December 31, 2021.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
234
Treasury stock
During

the

years

ended

December

31,

2021,

2020

and

2019,

the

Corporation

withheld

an

aggregate

of
214,374

shares,
51,814
shares

and
176,015

shares,

respectively,

of the

restricted

stock

and performance

units

that vested

during

those periods,

to

cover the
officers’

payroll

and

income

tax

withholding

liabilities;

these

shares

are

held

as

treasury

stock.

Also

held

as

treasury

stock

are

the
16,740,467

shares of

common stock

repurchased in

2021 as

part of

the $
300

million stock

repurchase program.

As of December

31,
2021 and 2020, the Corporation had
21,836,611

and
4,799,284

shares held as treasury stock, respectively.
FirstBank Statutory Reserve (Legal Surplus)
The Banking Law

of the Commonwealth of

Puerto Rico requires that

a minimum of
10
% of FirstBank’s

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

During years

ended December

31,
2021

and

2020,

the

Corporation

transferred

$
28.3

million

and

$
11.7

million,

respectively,

to

the

legal

surplus

reserve.

FirstBank’s
legal

surplus

reserve,

included

as

part

of

retained

earnings

in

the

Corporation’s

consolidated

statements

of

financial

condition,
amounted to $
137.6

million and $
109.3

million as of December 31, 2021 and 2020, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
235
NOTE 24 – OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents changes in accumulated other comprehensive

(loss) income for the years ended December
31, 2021, 2020 and 2019:
Changes in Accumulated Other Comprehensive

(Loss) Income by Component

(1)
Year ended
December 31,
2021 2020 2019
(In thousands)
Unrealized net holding gains (losses) on debt

securities:

Beginning balance
$
55,725
$
6,764
$
(40,415)

Other comprehensive (loss) income
(143,115)
48,961
47,179

Ending balance
$
(87,390)
$
55,725
$
6,764
Adjustment of pension and postretirement

benefit plans:

Beginning balance
$
(270)
$
-
$
-

Other comprehensive gain (loss)
3,661
(270)
-

Ending balance
$
3,391
$
(270)
$
-
______________________
(1) All amounts presented are net of tax.

The following table presents the

amounts reclassified out of

each component of accumulated

other comprehensive (loss) income

for the
years ended December 31, 2021, 2020 and 2019:
Reclassifications Out of Accumulated Other Comprehensive (Loss)

Income
Affected Line Item in the
Consolidated Statements of
Income
Year ended
December 31,
2021 2020 2019
(In thousands)
Unrealized net holding gains (losses)

on debt securities:
Realized gain on sales

Net gain (loss) on
of debt securities investments securities $
-
$
(13,198)
$
-
Provision for credit losses - Provision for credit losses
(benefit) expense (benefit) expense
(136)
1,641
-
OTTI on debt securities

(1)
Net gain (loss) on
investment securities
-
-
497
Total before tax $
(136)
$
(11,557)
$
497
Income tax expense

-
-
-
Total, net of tax $
(136)
$
(11,557)
$
497
(1)
ASC 326, which became

effective on January 1,

2020, requires credit losses on

available-for-sale debt securities to be

presented as an allowance

rather than as a

write-
down. Thus,

credit losses on

debt securities recorded

prior to

January 1, 2020

are presented as

OTTI on debt

securities while credit

losses on

debt securities recorded
after January 1, 2020 are presented as part of provision for credit losses.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
236
NOTE 25 – EMPLOYEE BENEFIT PLANS
Defined Benefit Retirement Plans
The Corporation

maintains two frozen

qualified noncontributory

defined benefit

pension plans (the

“Pension Plans”),

and a related
complementary post-retirement

benefit plan covering medical

benefits and life

insurance after retirement,

that it obtained in

the BSPR
acquisition on

September 1,

2020. One

plan covers

substantially all

of BSPR’s

former employees

who were

active before

January 1,
2007, while

the other

plan covers

personnel of

an institution

previously-acquired by

BSPR. Benefits

are based

on salary and

years of
service.

The accrual of benefits under the Pension Plans is frozen to all participants

.

The

Corporation

requires

recognition

of

a

plan’s

overfunded

and

underfunded

status

as

an

asset

or

liability

with

an

offsetting
adjustment

to

accumulated

other

comprehensive

(loss)

income

pursuant

to

the

ASC Topic

715,

Compensation-Retirement

Benefits.
Actuarial gains

or losses, prior-service

costs, and transition

assets or obligations

are recognized as

components of net

periodic benefit
costs.

December 31, 2021 December 31, 2020
(In thousands)
Changes in projected benefit obligation:
Projected benefit obligation at the beginning of period, defined benefit pension (September 1 for the 2020 period)
$
108,253
$
107,571
Interest cost
2,473
900
Actuarial (gain) loss
(1)
(6,699)
1,321
Benefits paid
(6,160)
(1,539)
Projected benefit obligation at the end of period, pension plans
$
97,867
$
108,253
Projected benefit obligation, other postretirement benefit plan
195
245
Projected benefit obligation at the end of period
$
98,062
$
108,498
Changes in plan assets:
Fair value of plan assets at the beginning of period (September 1 for the
2020 period)
$
105,963
$
104,522
Actual return on plan assets
3,684
2,980
Benefits paid
(6,160)
(1,539)
Fair value of pension plan assets at the end of period

(2)
$
103,487
$
105,963
Net asset (benefit obligation), pension plans
5,620
(2,290)
Net benefit obligation, other-postretirement benefit

plan
(195)
(245)
Net asset (benefit obligation)
$
5,425
$
(2,535)
(1) Significant components of the Pension Plans’ actuarial gain (loss)

that changed the benefit obligation were mainly related to updates in discount and mortality rates.
(2) Other post-retirement plan did not contain any assets

as of December 31, 2021 and 2020.
The following are the pre-tax amounts recognized in accumulated other comprehensive (loss) income:
December 31, 2021 December 31, 2020
(In thousands)
Net actuarial (gain) loss $
(5,862)
$
432
Amortization of net loss
2
-
Net amount recognized $
(5,860)
$
432

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
237
The weighted

-average

assumed discount

rate to

determine

the projected

benefit obligations

for the

pension plans

as of

December
31, 2021 was
2.77
% compared to
2.36
% as of December 31, 2020.
Financial data relative to the Pension Plans and the Post Retirement Benefit Plan

is summarized in the following tables:
Affected Line Item Period from
in the Consolidated
December 31,

September 1, 2020 to

Statements of Income 2021 December 31, 2020
(In thousands)
Net periodic benefit, pension plans:
Interest cost Other expenses $
2,473
$
900
Expected return on plan assets Other expenses
(4,523)
(2,062)
Net periodic benefit, pension plans
(2,050)
(1,162)
Net periodic cost, other-post retirement plan Other expenses
5
2
Net Periodic benefit $
(2,045)
$
(1,160)
Pre-tax amounts record in accumulated OCI,

pension

plans:
Net actuarial (gain) loss
(5,861)
404
Accumulated other comprehensive income/(loss), end

of year,

pension plans
$
(5,861)
$
404
Accumulated other comprehensive income/(loss), end of

year, other-postretirement benefit plan
1
28
Accumulated other comprehensive income/(loss), end

of year
$
(5,860)
$
432
Total net periodic pension

(income) loss recognized

in total comprehensive income, pre-tax
$
(7,905)
$
(728)
Weighted average

assumptions used to determine

net periodic pension cost, pension plans:
(1)
Discount rate
2.77%
2.36%
Expected return on plan assets
4.43%
5.99%
(1)

Other post-retirement plan did not contain any assets as of December

31, 2021 and 2020 and discount rate as of December

31, 2021 and 2020, was
2.82
% and

2.44
%, respectively.
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
long

term

rate

of

return

of
4.43
%

as

of

December

31,

2021.

The

investment

policy

statement

for

the

Pension

Plans

includes:

(i)
liability

hedging

assets

to

reduce

funded

status

risk,

(ii)

diversified

return

seeking

assets

to

reduce

equity

risk,

and

(iii)

establishes
different glidepaths specific for each plan to systematically reduce risk as the funded status improves.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
238

The following table

presents the changes

in accumulated other

comprehensive (loss) income

of the Pension

Plans and
Postretirement Benefit Plan as of December 31, 2021 and 2020:
December 31, 2021
Period from September
1, 2020 to December 31,
2020
(In thousands)
Accumulated other comprehensive (income)/loss at beginning

of period, pension plans
$
404
$
-
Net (gain) loss
(5,861)
404
Accumulated other comprehensive (income)/loss end of year

pension plans
(5,457)
404
Accumulated other comprehensive (income)/loss, other-post

retirement plan
29
28
Accumulated other comprehensive (gain) loss at end of period $
(5,428)
$
432

The

following

table

presents

information

for

the

plans

with

a

projected

benefit

obligation

and

accumulated
benefit obligation in excess of plan assets for the year ended December 31, 2021 and 2020:
December 31, 2021 December 31, 2020
(In thousands)
Projected benefit obligation $
195
$
70,424
Accumulated benefit obligation
195
70,424
Fair value of plan assets $
-
$
64,200

The Pension Plans asset allocations as of December 31, 2021 and 2020 by asset category are as follows:
December 31, 2021 December 31, 2020
Asset category
Equity securities
0%
0%
Debt securities
0%
0%
Investment in funds
98%
98%
Other
2%
2%
100%
100%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
239
The Corporation does not expect to contribute to the Pension Plans during

2022.

The Corporation’s

investment policy

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

Expected future benefit payments for the plans are as follows:
Amount
(Dollars in thousands)
2022 $
6,659
2023
6,652
2024
6,608
2025
6,179
2026
6,122
2027 through 2031
28,056
$
60,276
As of

December

31,

2021

and 2020,

substantially

all of

the plan

assets of

$
103.5

million

and

$
106.0

million,

respectively,

were
invested in common collective

trusts, which primarily consist of

equity securities, mortgage-backed

securities, corporate bonds and

U.
S. Treasuries.

The portfolios

in both

plans have been

measured at fair

value using the

net asset value

per unit

as a practical

expedient
as permitted by ASC Topic

820, and accordingly,

have not been classified in the fair value hierarchy as of December 31, 2021.

Determination of Fair Value
The valuation process begins

with market quotations for

the individual security.

Since many fixed maturities do

not trade on a daily
basis,

each

asset

class

is

evaluated

on

its

own

based

on

relevant

market

information.

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
240
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
50
%

of

the

first
6
%

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

Puerto

Rico

employees

were permitted

to contribute

up

to $
15,000

for

each of

the years

ended

December

31,

2021,
2020 and

2019 (USVI

and U.S.

employees -

$
19,500

for 2021,

$
19,500

for 2020

and $
19,000

for 2019).

Additional contributions

to
the

Plans

may

be

voluntarily

made

by

the

Bank

as

determined

by

its

Board

of

Directors.
No

additional

discretionary

contributions
were made for the years ended December 31, 2021, and 2020.

On

September

1,

2020,

the

Bank

completed

the

acquisition

of

Santander

Bancorp,

a

wholly-owned

subsidiary

of

Santander
Holdings USA,

Inc. and

the holding

company of

BSPR. Prior

to the

acquisition date,

BSPR was

the sponsor

of the

Banco Santander
de Puerto Rico Employees’

Savings Plan (“the Santander

Plan”). Effective on

September 1, 2020, the

Bank became the sponsor

of the
Santander Plan. Overall responsibility

for administrating the Santander Plan rests

with the Plan’s Administration

Committee. Effective
December 31, 2020,

the Santander Plan

was merged

with the Plan

(“the Plan Merger”).

The contributory savings

plan assumed in

the
BSPR

acquisition

also

provided

for

matching

contribution

up

to
6
%

of

the

employee’s

compensation.

The

Bank

had

total

plan
expenses of $
3.5

million, $
3.0

million and $
2.9

million for the years ended December 31, 2021, 2020 and 2019, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
241
NOTE 26 – OTHER NON-INTEREST EXPENSES

A detail of other non-interest expenses is as follows for the indicated periods:
Year

Ended December 31,
2021 2020 2019
(In thousands)
Supplies and printing $
1,830
$
2,391
$
1,966
Amortization of intangible assets
11,407
5,912
3,086
Servicing and processing fees
5,121
4,696
4,781
Insurance and supervisory fees
9,098
6,324
3,596
Provision for operational losses
5,069
3,390
2,164
Other

2,898
3,105
4,640

Total

$
35,423
$
25,818
$
20,233
NOTE 27 – OTHER NON-INTEREST INCOME

A detail of other non-interest income is as follows for the indicated periods:
Year

Ended December 31,
2021 2020 2019
(In thousands)
Non-deferrable loan fees $
2,990
$
3,750
$
2,789
Merchant-related income
8,464
5,844
5,635
ATM

and Point-of-Sale fees ("POS")
10,985
7,723
9,147
Credit and debit card interchange and other fees
17,079
12,042
11,759
Mail and cable transmission commissions
3,116
2,540
2,207
Gain on sales of commercial and

construction loans held for sale
7
-
2,316
Gain from insurance proceeds
550
5,000
660
Other

5,746
4,935
5,396

Total

$
48,937
$
41,834
$
39,909

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
242
NOTE 28 –

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
100
% on

dividends

received

from

“controlled”

subsidiaries

subject

to

taxation

in

Puerto

Rico

and
85
% on

dividends

received

from
other taxable domestic corporations.
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

income.
The CARES

Act of

2020 includes

several provisions

to stimulate

the U.S.

economy in

the midst

of the

COVID-19 pandemic.

The
CARES Act

of 2020

includes tax

provisions that

temporarily modified

the taxable

income limitations

for NOL

usage to

offset future
taxable income, NOL carryback provisions

and other related income, and non-income

based tax laws. Due to the fact

that the COVID-
19 pandemic

is still

ongoing,

the Federal

Government

extended some

of the

benefits and

continued

the economic

stimulus from

the
CARES Act of 2020. The Corporation has evaluated such provisions and determined that the impact of the CARES Act of 2020

on the
income tax provision and deferred tax assets as of December 31,

2021 was not significant.
The components of income tax expense are summarized below for the indicated periods:
Year

Ended December 31,
2021 2020 2019
(In thousands)
Current income tax expense $
28,469
$
18,421
$
16,986
Deferred income tax expense (benefit):

Reversal of deferred tax asset valuation allowance
-
(8,000)
-

Other deferred income tax expense
118,323
3,629
55,009
Total income

tax expense
$
146,792
$
14,050
$
71,995

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
243

The differences between the income tax expense applicable to income before the provision for income taxes and the
amount computed by applying the statutory tax rate in Puerto Rico were as follows for the indicated periods:
Year Ended

December 31,

2021 2020 2019
Amount
% of Pretax
Income Amount
% of Pretax
Income Amount
% of Pretax
Income
(Dollars in thousands)
Computed income tax at statutory rate $
160,431
37.5
% $
43,621
37.5
% $
89,764
37.5
%
Federal and state taxes
7,014
1.6
%
4,944
4.2
%
4,467
1.6
%
Benefit of net exempt income
(20,717)
(4.8)
%
(26,780)
(23.0)
%
(24,811)
(10.4)
%
Disallowed NOL carryforward resulting from

net exempt income
8,791
2.0
%
9,054
7.8
%
15,887
6.6
%
Deferred tax valuation allowance
(13,572)
(3.2)
%
(12,095)
(10.4)
%
(14,108)
(5.9)
%
Share-based compensation windfall
(1,044)
(0.2)
%
157
0.1
%
(1,165)
(0.5)
%
Other permanent differences
(1,185)
(0.3)
%
(387)
(0.3)
%
(1,712)
(0.7)
%
Tax return to provision adjustments
(406)
(0.1)
%
597
0.5
%
1,846
0.8
%
Other-net
7,480
1.7
%
(5,061)
(4.3)
%
1,827
1.1
%

Total income tax expense

$
146,792
34.2
% $
14,050
12.1
% $
71,995
30.1
%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and
liabilities for financial reporting purposes and their tax bases. Significant components of the Corporation's deferred tax
assets and liabilities as of December 31, 2021 and 2020 were as follows:
December 31,

2021 2020
(In thousands)
Deferred tax asset:

NOL and capital losses carryforward

$
137,860
$
220,496

Allowance for credit losses
105,917
151,586

Alternative Minimum Tax

credits available for carryforward
37,361
27,396

Unrealized loss on OREO valuation
7,703
13,426

Settlement payment-closing agreement
7,031
7,031

Legal and other reserves
4,576
4,120

Reserve for insurance premium cancellations
881
941

Differences between the assigned values and tax bases of assets and liabilities recognized in purchase business combinations
8,926
11,956

Unrealized loss on available-for-sale securities, net
14,181
-

Other
4,420
8,647

Total gross deferred tax assets
$
328,856
$
445,599
Deferred tax liabilities:

Servicing assets
10,510
9,571

Pension Plan assets
2,035
-

Unrealized gain on available-for-sale securities, net
-
4,730

Other
506
53

Total gross deferred tax liabilities
13,051
14,354
Valuation

allowance
(107,323)
(101,984)

Net deferred tax asset
$
208,482
$
329,261

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
244
Accounting

for

income

taxes

requires

that

companies

assess

whether

a

valuation

allowance

should

be

recorded

against

their
deferred

tax

asset

based

on

an

assessment

of

the

amount

of

the

deferred

tax

asset

that

is

“more

likely

than

not”

to

be

realized.
Valua

tion allowances

are established,

when necessary,

to reduce

deferred tax

assets to

the amount

that is

more likely

than not

to be
realized. Management

assesses the valuation

allowance recorded

against deferred

tax assets at

each reporting

date. The determina

tion
of whether a

valuation allowance for

deferred tax assets

is appropriate

is subject to considerable

judgment and requires

the evaluation
of

positive

and

negative

evidence

that

can

be

objectively

verified.

Consideration

must

be

given

to

all

sources

of

taxable

income
available to realize

the deferred tax asset,

including, as applicable,

the future reversal

of existing temporary

differences, future

taxable
income forecasts exclusive of the reversal of temporary

differences and carryforwards, and tax planni

ng strategies. In estimating taxes,
management assesses

the relative

merits and

risks of

the appropriate

tax treatment

of transactions

considering statutory,

judicial, and
regulatory guidance.
Total

deferred

tax

assets

of

FirstBank,

the

banking

subsidiary,

amounted

to

$
208.4

million

as

of

December

31,

2021,

net

of

a
valuation

allowance

of

$
69.7

million,

compared

to

total deferred

tax asset

of

$
329.1

million,

net

of

a

valuation

allowance

of

$
59.9
million, as

of December

31, 2020.

The decrease

in deferred

tax assets

was mainly

driven by

the aforementioned

credit losses reserve
releases and

the usage

of NOLs.

The increase

in the

valuation

allowance was

primarily

related to

the change

in the

market value

of
available-for-sale

securities.

The

Corporation

maintains

a full

valuation

allowance

for

its deferred

tax assets

associated

with

capital
losses carry

forward. Therefore,

changes in

the unrealized

losses of available

-for-sale securities

result in

a change

in the

deferred tax
asset and an equal change in the valuation allowance without having an effect on earnings.
After completion

of the deferred

tax asset

valuation allowance

analysis for

the fourth

quarter of

2021 management

concluded that,
as of December 31, 2021, it is more likely than not that

FirstBank will generate sufficient taxable income

to realize $
66.3

million of its
deferred tax assets related to NOLs within the applicable carry-forward periods.
The

positive

evidence

considered

by

management

in

arriving

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

2022

through

2024;

and

the

utilization

of

NOLs

over

the

past

three-years.

The

negative

evidence
considered

by

management

includes:

uncertainties

around

the

state

of

the

Puerto

Rico

economy,

including

considerations

on

the
impact

of the

pandemic

recovery funds

together

with the

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

31, 2021, approximately

$
177.9

million of the

deferred tax

assets of the

Corporation are

attributable to temporary
differences

or

tax

credit

carryforwards

that

have

no

expiration

date,

compared

to

$
210.7

million

in

2020.

The

valuation

allowance
attributable to FirstBank’s

deferred tax assets

of $
69.7

million as of

December 31, 2021

is related to

the estimated NOL

disallowance
attributable

to

projected

levels

of

tax-exempt

income,

NOLs

attributable

to

the

Virgin

Islands

jurisdiction,

and

capital

losses.

The
remaining balance of $
37.6

million of the Corporation’s

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
245
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
In

2017,

the

Corporation

completed

a

formal

ownership

change

analysis

within

the

meaning

of

Section

382

covering

a
comprehensive

period

and

concluded

that

an

ownership

change

had

occurred

during

such

period.

The

Section

382

limitation

has
resulted

in higher

U.S. and

USVI income

tax liabilities

than the

Corporation

would have

incurred

in the

absence of

such limitation.
The Corporation

has mitigated

to an

extent the

adverse effects

associated with

the Section

382 limitation

as any

such tax

paid in

the
U.S.

or

USVI

is

creditable

against

Puerto

Rico

tax

liabilities

or

taken

as

a

deduction

against

taxable

income.

However,

the
Corporation’s ability to reduce its Puerto

Rico tax liability through such a credit or deduction depends on our tax profile at each annual
taxable period,

which is

dependent on

various factors.

For 2021,

2020 and

2019, the

Corporation incurred

an income

tax expense

of
approximately $
6.8

million, $
4.9

million and

$
4.5

million, respectively,

related to

its U.S.

operations.

The limitation

did not

impact
the USVI operations in 2021, 2020 and 2019.

The Corporation

accounts for uncertain

tax positions under

the provisions

of ASC Topic

740. The Corporation’s

policy is to

report
interest and penalties

related to unrecognized

tax benefits in income

tax expense. As

of December 31,

2021, the Corporation

had $
0.2
million of

accrued interest

and penalties

related to

uncertain tax

positions in

the amount

of $
1.1

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
246
NOTE 29
–
LEASES
The Corporation

accounts for its

leases in accordance

with ASC 842

“Leases” (“ASC

Topic

842”), which

it adopted on

January 1,
2019. ASC

Topic

842 requires

the Corporation

to record

liabilities for

future lease

obligations as

well as

assets representing

the right
to

use

the underlying

lease

asset. The

Corporation’s

operating

leases are

primarily

related

to

the Corporation’s

branches and

leased
commercial

space

for

ATMs.

Our

leases

mainly

have

terms

ranging

from
two years

to
30 years
,

some

of

which

include

options

to
extend the leases for up to
seven years
. Liabilities to make future lease payments are

recorded in accounts payable and other liabilities,
while right-of-use

(“ROU”) assets are

recorded in

other assets in

the Corporation’s

consolidated statements

of financial condition.

As
of December 31, 2021 and 2020, the Corporation did
no
t have a lease that qualifies as a finance lease.

Operating lease cost for the

year ended December 31, 2021

amounted to $
18.2

million (2020 - $
13.8

million; 2019 - $
10.7

million),
recorded in occupancy and equipment in the consolidated statement of income.

Supplemental balance sheet information related to leases as of the indicated dates was as follows:
As of As of
December 31, December 31,
2021 2020
(Dollars in thousands)
ROU asset $
90,319
$
103,186
Operating lease liability $
93,772
$
106,502
Operating lease weighted-average remaining lease term (in years)
8.0
8.5
Operating lease weighted-average discount rate
2.24%
2.25%
Generally,

the

Corporation

cannot

practically

determine

the interest

rate

implicit

in

the lease.

Therefore,

the Corporation

uses

its
incremental borrowing rate as the discount rate for the lease.

Supplemental cash flow information related to leases was as follows:
Year

Ended
Year

Ended
December 31, December 31,
2021 2020
(In thousands)
Operating cash flow from operating leases
(1)
$
19,328
$
13,464
ROU assets obtained in exchange for operating lease liabilities
(2)
$
4,553
$
1,328
(1)
Represents cash paid for amounts included in the measurement of operating lease liabilities.
(2)
Represents non-cash activity and, accordingly,

is not reflected in the consolidated statements

of cash flows. For the year ended December 31,

2020 excludes $
52.1

million ROU
assets and related liabilities assumed

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
247

Maturities under lease liabilities as of December 31, 2021, were as follows:
Amount
(Dollars in thousands)
2022 $
18,159
2023
16,369
2024
15,299
2025
14,296
2026
13,064
2027 and after
26,971
Total lease payments
104,158
Less: imputed interest
(10,386)
Total present value

of lease liability
$
93,772
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
248
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
Derivative instruments

The

fair

value

of

most

of

the

Corporation’s

derivative

instruments

is

based

on

observable

market

parameters

and

takes

into
consideration

the

credit

risk

component

of

paying

counterparties,

when

appropriate.

On interest

caps,

only

the

seller's

credit

risk

is
considered.

The Corporation

valued

the caps

using

a discounted

cash flow

approach

based on

the related

LIBOR and

swap rate

for
each cash flow The Corporation

valued the interest rate swaps

using a discounted cash flow

approach based on the

related LIBOR and
swap forward rate for each cash flow.
The

Corporation

considers

a

credit

spread

for

those

derivative

instruments

that

are

not

secured.

The

cumulative

mark-to-market
effect of credit risk in the valuation of derivative instruments in 2021, 2020 and 2019 was immaterial.
Assets and liabilities measured at fair value on a recurring basis are summarized below as of December 31, 2021 and 2020:
As of December 31, 2021 As of December 31, 2020
Fair Value Measurements Using

Fair Value Measurements Using

(In thousands)
Level 1 Level 2 Level 3
Assets/Liabilities
at Fair Value Level 1 Level 2 Level 3
Assets/Liabilities
at Fair Value
Assets:
Securities available for sale:
U.S. Treasury securities $
148,486
$
-
$
-
$
148,486
$
7,507
$
-
$
-
$
7,507
Noncallable U.S. agencies debt securities
-
285,028
-
285,028
-
173,371
-
173,371
Callable U.S. agencies debt securities and MBS
-
6,009,163
-
6,009,163
-
4,454,164
-
4,454,164
Puerto Rico government obligations
-
-
2,850
2,850
-
-
2,899
2,899
Private label MBS
-
-
7,234
7,234
-
-
8,428
8,428
Other investments
-
-
1,000
1,000
-
-
650
650
Equity securities
5,378
-
-
5,378
1,474
-
-
1,474
Derivatives, included in assets:
Interest rate swap agreements
-
1,098
-
1,098
-
1,622
-
1,622
Purchased interest rate cap agreements
-
8
-
8
-
1
-
1
Forward contracts
-
-
-
-
-
102
-
102
Interest rate lock commitments
-
379
-
379
-
737
-
737
Forward loan sales commitments
-
20
-
20
-
20
-
20
Liabilities:
Derivatives, included in liabilities:
Interest rate swap agreements

-
1,092
-
1,092
-
1,639
-
1,639
Written interest rate cap agreements
-
8
-
8
-
1
-
1
Forward contracts
-
78
-
78
-
280
-
280

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
249
The table below presents a

reconciliation of the beginning and

ending balances of all assets and

liabilities measured at fair
value on

a recurring

basis using

significant unobservable

inputs (Level

3) for

the years

ended December

31, 2021,

2020,
and 2019:
2021 2020 2019
Level 3 Instruments Only

Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
(In thousands)
Beginning balance $
11,977
$
14,590
$
17,238
Total gain (losses) (realized/unrealized):
Included in other comprehensive income
1,281
2,403
714
Included in earnings
136
(1,641)
(497)
BSPR securities acquired
-
150
-
Purchases
1,000
-
-
Principal repayments and amortization
(3,310)
(3,525)
(2,865)
Ending balance $
11,084
$
11,977
$
14,590
___________________
(1) Amounts mostly related to private label MBS.

The tables below present qualitative information for significant assets measured at fair value on a recurring basis using
significant unobservable inputs (Level 3) as of December 31, 2021 and 2020:
December 31, 2021
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average (Dollars in thousands)
Minimum

Maximum
Investment securities available-for-sale:

Private label MBS
$
7,234
Discounted cash flows Discount rate
12.9%
12.9%
12.9%
Prepayment rate
7.6%
24.9%
15.2%
Projected Cumulative Loss Rate
0.2%
15.7%
7.6%

Puerto Rico government obligations
$
2,850
Discounted cash flows Discount rate
7.9%
7.9%
7.9%
Projected Cumulative Loss Rate
8.6%
8.6%
8.6%
December 31, 2020
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average (Dollars in thousands)
Minimum

Maximum
Investment securities available-for-sale:

Private label MBS
$
8,428

Discounted cash flows Discount rate
12.2%
12.2%
12.2%
Prepayment rate
1.2%
18.8%
12.1%
Projected Cumulative Loss Rate
2.6%
22.3%
10.2%

Puerto Rico government obligations
$
2,899
Discounted cash flows Discount rate
7.9%
7.9%
7.9%
Projected Cumulative Loss Rate
12.4%
12.4%
12.4%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
250
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

attributes,

and

relevant

current

and
forward-looking

macroeconomic

variables, such

as regional

unemployment

rates, the

housing price

index, and

expected recovery

of
the PRHFA

guarantee. Under this approach,

all future cash flows (interest and

principal) from the underlying

collateral loans, adjusted
by prepayments and the

PDs and LGDs derived from

the above-described methodology,

are discounted at the internal

rate of return as
of the reporting date and compared to the amortized cost.

The table below summarizes changes in unrealized gains and losses recorded in earnings for the years ended December 31, 2021,
2020 and 2019 for Level 3 assets and liabilities that were still held at the end of each year:
Changes in Unrealized Losses

Year Ended

December 31,
2021 2020 2019
Level 3 Instruments Only
Securities Available
for Sale

Securities Available
for Sale
Securities Available
for Sale
(In thousands)
Changes in unrealized losses relating to assets

still held at reporting date:
OTTI on available-for-sale investment
securities (credit component)
(1)
$
-
$
-
$
(497)
Provision for credit losses - benefit (expense)
(2)
136
(1,641)
-
Total $
136
$
(1,641)
$
(497)
(1)
For years 2021 and

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
251
Additionally,

fair value

is used

on a

nonrecurring

basis to

evaluate

certain

assets in

accordance

with

GAAP.

Adjustments

to

fair
value usually result from

the application of lower-of-cost

or market accounting (
e.g
., loans held for

sale carried at the lower-of-cost

or
fair value and repossessed assets) or write-downs of individual assets ( e.g ., goodwill and loans).
As of

December 31,

2021,

the Corporation

recorded losses

or valuation

adjustments for

assets recognized

at fair

value on

a non-
recurring basis as shown in the following table:
Carrying value as of December 31, 2021
Losses recorded for the Year

Ended
December 31, 2021
Level 1 Level 2 Level 3
(In thousands)
Loans receivable
(1)
$
-
$
-
$
161,302
$
(2,959)
OREO

(2)
-
-
40,848
(403)
(1)
Consists mainly of collateral dependent

commercial and construction loans.

The Corporation generally measured losses

on the fair value of the

collateral. The Corporation derived

the fair
values

from

external

appraisals

that

took

into

consideration

prices

in

observed

transactions

involving

similar

assets

in

similar

locations

but

adjusted

for

specific

characteristics

and
assumptions of the collateral ( e.g ., absorption rates), which are not market observable.
(2)
The Corporation

derived the

fair values

from appraisals

that took

into consideration

prices in

observed transactions

involving similar

assets in

similar locations

but adjusted

for specific
characteristics and assumptions of

the properties (
e.g
., absorption rates and net

operating income of income producing

properties), which are not

market observable.

Losses were related to
market valuation adjustments after the transfer of the loans to the

OREO portfolio.

As of December 31,

2020, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-
recurring basis as shown in the following table:
Carrying value as of December 31, 2020
Losses recorded for the Year

Ended
December 31, 2020
Level 1 Level 2 Level 3
(In thousands)
Loans receivable
(1)
$
-
$
-
$
246,803
$
(5,675)
OREO
(2)
-
-
83,060
(1,970)
(1)
Consists mainly

of collateral

dependent commercial

and construction

loans.

The Corporation

generally measured

losses on

the fair value

of the

collateral. The

Corporation derived

the fair
values from external appraisals that took into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions
of the collateral ( e.g ., absorption rates), which are not market observable.
(2)
The Corporation

derived

the fair

values from

appraisals

that took

into consideration

prices in

observed transactions

involving

similar assets

in similar

locations

but adjusted

for specific
characteristics and

assumptions of

the properties

(
e.g
., absorption rates

and net operating

income of income

producing properties),

which are not

market observable.

Losses were

related to
market valuation adjustments after the transfer of the loans to the

OREO portfolio.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
252
As of December 31, 2019, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a
nonrecurring basis as shown in the following table:
Carrying value as of December 31, 2019
Losses recorded for the Year

Ended
December 31, 2019
Level 1 Level 2 Level 3
(In thousands)
Loans receivable
(1)
$
-
$
-
$
217,252
$
(18,013)
OREO
(2)
-
-
101,626
(6,572)
(1)
Consists mainly of collateral dependent

commercial and construction loans.

The Corporation generally measured losses

on the fair value of

the collateral. The Corporation

derived the fair
values

from

external

appraisals

that

took

into

consideration

prices

in

observed

transactions

involving

similar

assets

in

similar

locations

but

adjusted

for

specific

characteristics

and
assumptions of the collateral ( e.g ., absorption rates), which are not market observable.
(2)
The Corporation

derived the

fair values

from appraisals

that took

into consideration

prices in

observed transactions

involving similar

assets in

similar locations

but adjusted

for specific
characteristics and assumptions of

the properties (
e.g
., absorption rates and net

operating income of income

producing properties), which

are not market observable.

Losses were related to
market valuation adjustments after the transfer of the loans to the

OREO portfolio.

Qualitative information regarding the fair value measurements for Level 3 financial instruments as of December 31, 2021 are as
follows:
December 31, 2021
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

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of
financial instruments as of December 31, 2021 and 2020:
Total Carrying
Amount in Statement
of Financial Condition
as of December 31,
2021
Fair Value Estimate
as of December 31,
2021 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money

market investments (amortized cost)
$
2,543,058
$
2,543,058
$
2,543,058
$
-
$
-
Investment securities available

for sale (fair value)
6,453,761
6,453,761
148,486
6,294,191
11,084
Investment securities held to maturity (amortized

cost)
178,133
-
-
-
-
Less: allowance for credit losses on

held to maturity securities
(8,571)
Investment securities held to maturity, net of allowance $
169,562
167,147
-
-
167,147
Equity securities (fair value)
32,169
32,169
5,378
26,791
-
Loans held for sale (lower of cost or market)
35,155
36,147
-
36,147
-
Loans, held for investment (amortized cost)
11,060,658
Less: allowance for credit losses for loans

and finance leases
(269,030)
Loans held for investment, net of allowance $
10,791,628
10,900,400
-
-
10,900,400
Derivatives, included in assets (fair value)
1,505
1,505
-
1,505
-
Liabilities:
Deposits

(amortized cost)
$
17,784,894
$
17,800,706
$
-
$
17,800,706
$
-
Securities sold under agreements to

repurchase (amortized cost)
300,000
322,105
-
322,105
-
Advances from FHLB (amortized cost)
200,000
202,044
-
202,044
-
Other borrowings (amortized cost)
183,762
177,689
-
-
177,689
Derivatives, included in liabilities (fair

value)
1,178
1,178
-
1,178
-

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
253
Total Carrying
Amount in

Statement of Financial
Condition

as of December 31,
2020
Fair Value
Estimate as of
December 31, 2020 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money

market investments (amortized cost)
$
1,493,833
$
1,493,833
$
1,493,833
$
-
$
-
Investment securities available

for sale (fair value)
4,647,019
4,647,019
7,507
4,627,535
11,977
Investment securities held to maturity (amortized

cost)
189,488
-
-
-
-
Less: allowance for credit losses on

held to maturity securities
(8,845)
Investment securities held to maturity, net of allowance $
180,643
173,806
-
-
173,806
Equity securities (fair value)
37,588
37,588
1,474
36,114
-
Loans held for sale (lower of cost or market)
50,289
52,322
-
52,322
-
Loans, held for investment (amortized cost)
11,777,289
Less: allowance for credit losses for loans

and finance leases
(385,887)
Loans held for investment, net of allowance $
11,391,402
11,564,635
-
-
11,564,635
Derivatives, included in assets (fair value)
2,842
2,842
-
2,482
-
Liabilities:
Deposits (amortized cost) $
15,317,383
$
15,363,236
$
-
$
15,363,236
$
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
254
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
Disaggregation of Revenue

The following

tables summarizes

the Corporation’s

revenue, which

includes net

interest income

on financial

instruments and

non-
interest income, disaggregated by type of service and business segment for the years ended December 31, 2021, 2020 and 2019:
Year ended December

31, 2021:
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial and
Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income
(1)
$
104,638
$
281,703
$
191,917
$
59,331
$
65,967
$
26,373
$
729,929
Service charges and fees on deposit accounts
-
20,083
11,807
-
555
2,839
35,284
Insurance commissions
-
11,166
-
-
114
665
11,945
Merchant-related income
-
6,279
1,079
-
51
1,055
8,464
Credit and debit card fees
-
26,360
83
-
19
1,602
28,064
Other service charges and fees
771
4,185
2,640
-
1,825
556
9,977
Not in scope of ASC Topic

606

(1)
23,507
1,701
423
227
1,399
173
27,430

Total non-interest income
24,278
69,774
16,032
227
3,963
6,890
121,164
Total Revenue $
128,916
$
351,477
$
207,949
$
59,558
$
69,930
$
33,263
$
851,093

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
255
Year ended December

31, 2020:

Mortgage
Banking
Consumer
(Retail)
Banking
Commercial and
Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income

(1)
$
76,025
$
220,678
$
135,591
$
87,879
$
54,025
$
26,124
$
600,322
Service charges and fees on deposit accounts
-
13,286
8,026
-
553
2,747
24,612
Insurance commissions
-
8,754
-
-
52
558
9,364
Merchant-related income
-
4,516
478
-
41
809
5,844
Credit and debit card fees
-
18,218
62
-
16
1,469
19,765
Other service charges and fees
342
2,900
2,260
184
1,800
1,508
8,994
Not in scope of Topic 606

(1)(2)
21,727
3,288
1,780
13,524
2,168
160
42,647

Total non-interest income
22,069
50,962
12,606
13,708
4,630
7,251
111,226
Total Revenue $
98,094
$
271,640
$
148,197
$
101,587
$
58,655
$
33,375
$
711,548
Year ended December

31, 2019:

Mortgage
Banking
Consumer
(Retail)
Banking
Commercial and
Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income
(1)
$
68,803
$
244,535
$
91,266
$
73,626
$
62,539
$
26,312
$
567,081
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
Total Revenue $
85,628
$
296,264
$
102,980
$
73,401
$
65,346
$
34,034
$
657,653
(1)
Most of

the Corporation’s

revenue is

not within

the scope

of ASC

Topic

606. The

guidance explicitly

excludes net

interest income

from financial

assets and
liabilities, as well as other non-interest income from loans,

leases, investment securities and derivative financial instruments.
(2)
For the

year ended December

31, 2020, includes

a $
5.0

million benefit resulting

from the final

settlement of the

Corporation’s business

interruption insurance
claim

related to

lost

profits caused

by Hurricanes

Irma and

Maria in

2017.

This insurance

recovery is

presented as

part of

other

non-interest income

in the
consolidated statements of income.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
256
For

2021,

2020,

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

dormant fees,

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

payments are received

.

For the years

ended December

31, 2021, 2020

and 2019,

the
Corporation recognized revenue

at the time that

payments were confirmed

and constraints were

released of $
3.3

million, $
3.3

million,
and $
3.0

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

the

year

ended

December

31,

2019,

the Bank

entered

into

a

growth

agreement

with

an

international

card

service
association to

expand the

customer base

and enhance

product offerings.

The primary

performance obligation

of this contract

required
the

Bank

to

either

launch

a

new debit

card

product

by

2021,

or

maintain

a

ratio

of

over
50
% of

the

portfolio

with

the related

card
service association

by the

year ended

December 31,

2021. In

connection with

this agreement,

the Corporation

recognized a

contract
liability as the revenue is constrained until the fulfillment of either of the above conditions.

During the year ended December 31, 2021,
the

Bank

successfully

launched

the

new

debit

card

product

required

and

recognized

revenues of

$
0.4

million

from

this contract.

In
addition,

as

discussed

above,

during

2015,

the

Bank

entered

into

a

long-term

strategic

marketing

alliance

under

a

revenue-sharing
agreement

with another

entity to

which the

Bank sold

its merchant

contracts portfolio

and related

POS terminals.

Merchant services
are marketed

through the

Bank’s

branches

and offices

in Puerto

Rico and

the Virgin

Islands.

Under the

revenue-sharing

agreement,

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
257
FirstBank

shares

with

this

entity

revenues

generated

by

the

merchant

contracts

over

the

term

of

the
10
-year

agreement.

As

of
December 31, 2021

and 2020, the contract

liability amounted to approximately

$
1.1

million and $
1.4

million, respectively,

which will
be

recognized

over

the

remaining

term

of

the

contract.

For

the

years

ended

December

31,

2021,

2020,

and

2019,

the

Corporation
recognized

revenue and

its contract

liabilities decreased

by approximately

$
0.7

million, $
0.3

million, and

$
0.3

million, respectively,
due

to

the

completion

of

performance

over

time.

There

were

no

changes

in

contract

liabilities

due

to

changes

in

transaction

price
estimates.

The following table shows the activity of contract liabilities for the years ended

December 31, 2021, 2020 and 2019:

(In thousands)
2021 2020 2019
Beginning Balance $
2,151
$
2,476
$
2,071
Plus:
Additions
-
-
730
Less:
Revenue recognized
(708)
(325)
(325)
Ending balance $
1,443
$
2,151
$
2,476
A contract

asset is

the right

to consideration

for transferred

goods or

services when

the amount

is conditioned

on something

other
than

the

passage

of

time.

As of

December 31, 2021

and

2020,

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
258
NOTE 32 –

SUPPLEMENTAL STATEMENT OF

CASH FLOWS

INFORMATION

Supplemental

statement

of cash

flows information

is as follows

for the

indicated

periods:
Year

Ended December 31,

2021 2020 2019
(In thousands)
Cash paid for:

Interest on borrowings
$
68,668
$
94,872
$
107,010

Income tax
15,477
16,713
13,495

Operating cash flow from operating leases
19,328
13,464
10,219
Non-cash investing and financing activities:

Additions to OREO
19,348
7,249
40,398

Additions to auto and other repossessed assets
33,408
36,203
47,643

Capitalization of servicing assets
5,194
4,864
4,039

Loan securitizations
191,434
221,491
235,258

Loans held for investment transferred to held for sale
33,010
10,817
24,470

Payable related to unsettled purchases of available-for-sale investment
-
24,033
-

ROU asset obtained in exchange for operating lease liabilities
4,553
1,328
10,762
Adoption of lease accounting standard:

ROU asset operating leases
-
-
57,178

Operating lease liabilities
-
-
59,818
Acquisition (see Note 2):

Consideration
584
1,280,424
-

Fair value of assets acquired
605
5,561,564
-

Liabilities assumed
$ - $
4,291,674
$
-

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
259
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

December 31, 2021, and 2020,

the Corporation and FirstBank exceeded

the minimum regulatory capital

ratios
for

capital

adequacy

purposes

and

FirstBank

exceeded

the

minimum

regulatory

capital

ratios

to

be

considered

a

well

capitalized
institution under

the regulatory framework

for prompt corrective

action. As of

December 31, 2021,

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
2.5
% to

avoid

limitations on
both (i)

capital distributions

(
e.g.
, repurchases

of capital

instruments,

dividends

and interest payments

on capital

instruments) and

(ii)
discretionary bonus payments to executive officers and

heads of major business lines.
Under

the

Basel

III

rules,

in

order

to

be

considered

adequately

capitalized

and

not

subject

to

the

above

noted

limitations,

the
Corporation

is required

to maintain:

(i) a

minimum Common

Equity Tier

1 (“CET1”)

capital to

risk-weighted assets

ratio of

at least
4.5
%, plus the
2.5
% “capital conservation

buffer,”

resulting in a

required minimum CET1

capital ratio of

at least
7
%; (ii) a

minimum
ratio of

total Tier

1 capital

to risk-weighted

assets of

at least
6.0
%, plus

the
2.5
% capital

conservation buffer,

resulting in

a required
minimum Tier

1 capital ratio

of
8.5
%; (iii) a minimum

ratio of total Tier

1 plus Tier

2 capital to

risk-weighted assets of

at least
8.0
%,
plus the
2.5
% capital

conservation buffer,

resulting in

a required

minimum total

capital ratio

of
10.5
%; and

(iv) a

required minimum
leverage ratio of
4
%, calculated as the ratio of Tier 1 capital to average on-balance sheet (non-risk adjusted) assets.

As part

of its

response to

the impact

of COVID-19,

on March

31, 2020,

the federal

banking agencies

issued an

interim final

rule
that

provided

the

option

to

temporarily

delay

the

effects

of

CECL

on

regulatory

capital

for

two

years,

followed

by

a

three-year
transition period.

The interim final

rule provides

that, at the

election of

a qualified

banking organization,

the day 1

impact to retained
earnings plus
25
% of

the change

in the

ACL (excluding

PCD loans)

from January

1, 2020 to

December 31,

2021 will

be delayed

for
two years and phased-in at
25
% per year beginning on January

1, 2022 over a three-year period, resulting

in a total transition period of
five years. Accordingly,

as of December 31, 2021,

the capital measures of the Corporation

and the Bank excluded

$
64.8

million (to be
phased-in

during

the next

three years)

that

represents

the CECL

day

1

impact

to

retained

earnings

plus

25
% of

the increase

in

the
allowance

for

credit

losses (as

defined

in

the

interim

final rule)

from

January

1,

2020

to December

31,

2021.

The

federal financial
regulatory agencies may

take other measures

affecting regulatory capital

to address the COVID-19

pandemic, although the

nature and
impact of such measures cannot be predicted at this time.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
260
The regulatory

capital position of

the Corporation and

the Bank as

of December 31,

2021 and 2020,

which reflects the

delay in the
effect of CECL on regulatory capital, were as follows:
Regulatory Requirements
Actual For Capital Adequacy Purposes
To be Well

-Capitalized
Thresholds

Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
As of December 31, 2021
Total Capital (to

risk-weighted assets)

First BanCorp.
$
2,433,953
20.50%
$
949,637
8.0%
N/A N/A

FirstBank
$
2,401,390
20.23%
$
949,556
8.0%
$
1,186,944
10.0%
CET1 Capital

(to risk-weighted assets)

First BanCorp.
$
2,112,630
17.80%
$
534,171
4.5%
N/A N/A

FirstBank
$
2,150,317
18.12%
$
534,125
4.5%
$
771,514
6.5%
Tier I Capital (to

risk-weighted assets)

First BanCorp.
$
2,112,630
17.80%
$
712,228
6.0%
N/A N/A

FirstBank
$
2,258,317
19.03%
$
712,167
6.0%
$
949,556
8.0%
Leverage ratio

First BanCorp.
$
2,112,630
10.14%
$
833,091
4.0%
N/A N/A

FirstBank
$
2,258,317
10.85%
$
832,773
4.0%
$
1,040,967
5.0%
As of December 31, 2020
Total Capital (to

risk-weighted assets)

First BanCorp.
$
2,416,682
20.37%
$
948,890
8.0%
N/A N/A

FirstBank
$
2,360,493
19.91%
$
948,624
8.0%
$
1,185,780
10.0%
CET1 Capital

(to risk-weighted assets)

First BanCorp.
$
2,053,045
17.31%
$
533,751
4.5%
N/A N/A

FirstBank
$
1,903,251
16.05%
$
533,601
4.5%
$
770,757
6.5%
Tier I Capital (to

risk-weighted assets)

First BanCorp.
$
2,089,149
17.61%
$
711,667
6.0%
N/A N/A

FirstBank
$
2,211,251
18.65%
$
711,468
6.0%
$
948,624
8.0%
Leverage ratio

First BanCorp.
$
2,089,149
11.26%
$
742,352
4.0%
N/A N/A

FirstBank
$
2,211,251
11.92%
$
741,841
4.0%
$
927,301
5.0%

The following table summarizes commitments to extend credit and standby letters of credit as of the indicated dates:
December 31,

2021 2020
(In thousands)
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit:

Construction undisbursed funds
$
197,917
$
119,900

Unused personal lines of credit

1,180,824
1,180,860

Commercial lines of credit

725,259
759,947

Commercial letters of credit
151,140
135,987

Standby letters of credit
4,342
4,964

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
261
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

2021 and

2020, were
not significant.
The

Corporation

obtained

from

GNMA

commitment

authority

to

issue

GNMA

MBS. Under

this

program,

for

2021,

the
Corporation sold approximately $
191.4

million (2020 - $
221.5

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

claims,

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

in
excess

of

any

accrual)

will

be

incurred

in

connection

with

any

legal

contingencies,

the

Corporation

discloses

an

estimate

of

the
possible loss or

range of loss,

either individually or

in the aggregate,

as appropriate, if

such an estimate can

be made, or

discloses that
an estimate cannot be made. Based on the Corporation’s

assessment as of December 31, 2021, no such disclosures were necessary.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
262
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

2021

and

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

Forward

Contracts

–

Forward

contracts

are

primarily

sales

of

to-be-announced

(“TBA”)

MBS

that

will

settle

over

the

standard
delivery

date

and

do

not

qualify

as

“regular

way”

security

trades.

Regular-way

security

trades

are

contracts

that

have

no

net
settlement provision and no market

mechanism to facilitate net settlement

and that provide for delivery

of a security within the time
frame

generally

established

by

regulations

or

conventions

in

the

marketplace

or

exchange

in

which

the

transaction

is

being
executed.

The forward

sales are

considered

derivative

instruments

that need

to be

marked

to market.

The Corporation

uses these
securities

to

economically

hedge

the

FHA/VA

residential

mortgage

loan

securitizations

of

the mortgage

-banking

operations.

The
Corporation

also

reports

as forward

contracts

the mandatory

mortgage

loan

sales commitments

that

it enters

into with

GSEs that
require or

permit net settlement

via a pair-off

transaction or the

payment of

a pair-off

fee. Unrealized gains

(losses) are recogni

zed
as part of mortgage banking activities in the consolidated statements of income.
Interest

Rate

Lock

Commitments

–

Interest

rate

lock

commitments

are

agreements

under

which

the

Corporation

agrees to

extend
credit to a borrower under

certain specified terms and conditions in

which the interest rate and the maxim

um amount of the loan are
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
263

The following table summarizes the notional amounts of all derivative instruments as of the indicated dates:

Notional Amounts (1)
As of December 31,

2021 2020
(In thousands)
Undesignated economic hedges:
Interest rate contracts:

Interest rate swap agreements

$
12,588
$
15,864

Written interest rate cap agreements
14,500
14,500

Purchased interest rate cap agreements
14,500
14,500

Interest rate lock commitments
12,097
19,931
Forward Contracts:

Sale of TBA GNMA MBS pools
27,000
42,000

Forward loan sales commitments
12,668
19,998
$
93,353
$
126,793
(1) Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes for derivative instruments their fair values and location in the consolidated statements of financial
condition as of the indicated dates:
Asset Derivatives Liability Derivatives
Statements of
December 31,

December 31,

December 31,

December 31,

Financial Condition 2021 2020 Statements of 2021 2020
Location Fair Value Fair Value
Financial Condition Location

Fair Value Fair Value
(In thousands)
Undesignated economic hedges:
Interest rate contracts:

Interest rate swap agreements

Other assets $
1,098
$
1,622
Accounts payable and other liabilities $
1,092
$
1,639

Written interest rate cap agreements
Other assets
-
-
Accounts payable and other liabilities
8
1

Purchased interest rate cap agreements
Other assets
8
1
Accounts payable and other liabilities
-
-

Interest rate lock commitments
Other assets
379
737
Accounts payable and other liabilities
-
-
Forward Contracts:

Sales of TBA GNMA MBS pools
Other assets
-
102
Accounts payable and other liabilities
78
280

Forward loan sales commitments
Other assets
20
20
Accounts payable and other liabilities
-
-
$
1,505
$
2,482
$
1,178
$
1,920

The following table summarizes the effect of derivative instruments on the consolidated statements of income for the indicated
periods:
Gain (or Loss)
Location of Unrealized Gain (Loss) Year ended
on Derivative Recognized in December 31,
Statements of Income 2021 2020 2019
(In thousands)
Undesignated economic hedges:

Interest rate contracts:

Interest rate swap agreements

Interest income - Loans $
23
$
27
$
-

Written and purchased interest rate cap agreements
Interest income - Loans
-
-
(6)

Interest rate lock commitments
Mortgage Banking Activities
(687)
576
224

Forward contracts:

Sales of TBA GNMA MBS pools
Mortgage Banking Activities
114
(54)
245

Forward loan sales commitments
Mortgage Banking Activities
-
(37)
8

Total (loss) gain on derivatives
$
(550)
$
512
$
471

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
264
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

(
i.e.,
financial institutions)

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
The

Corporation

had

credit

risk

of

$
1.5

million

as

of

December

31,

2021

(2020 - $
2.5

million)

related

to

derivative

instruments
with

positive

fair

values.

The

credit

risk

does

not

consider

the

value

of

any

collateral

and

the

effects

of

legally

enforceable

master
netting agreements. There were
no

credit losses associated with derivative instruments recognized in 2021,

2020, or 2019.

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
265
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
As of December 31, 2021
Gross Amounts Not Offset
in the Statement of
Financial Condition
Net Amounts of
Assets Presented in
the Statement of
Financial
Condition
Gross
Amounts of
Recognized
Assets
Gross Amounts
Offset in the
Statement of
Financial
Condition
Financial
Instruments
Cash
Collateral Net Amount
(In thousands)
Description
Derivatives $
8
$
-
$
8
$
-
$
(8)
$
-
As of December 31, 2020
Gross Amounts Not Offset
in the Statement of
Financial Condition
Net Amounts of
Assets Presented in
the Statement of
Financial
Condition
Gross
Amounts of
Recognized

Assets
Gross Amounts
Offset in the
Statement of
Financial
Condition
Financial
Instruments
Cash
Collateral Net Amount
(In thousands)
Description
Derivatives $
89
$
-
$
89
$
-
$
(89)
$
-

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
266
Offsetting of Financial Liabilities and Derivative Liabilities
As of December 31, 2021
Gross Amounts Not Offset
in the Statement of Financial
Condition
Net Amounts of
Liabilities
Presented in the
Statement of
Financial
Condition
Gross Amounts
of Recognized

Liabilities
Gross
Amounts
Offset in the
Statement of
Financial
Condition
Financial
Instruments
Cash
Collateral
Net
Amount
(In thousands)
Description
Derivatives $
1,170
$
-
$
1,170
$
(1,170)
$
-
$
-
Securities sold under agreements to repurchase
300,000
-
300,000
(300,000)
-
-
Total $
301,170
$
-
$
301,170
$
(301,170)
$
-
$
-
As of December 31, 2020
Gross Amounts Not Offset
in the Statement of Financial
Condition
Net Amounts of
Liabilities
Presented in the
Statement of
Financial
Condition
Gross Amounts
of Recognized

Liabilities
Gross
Amounts
Offset in the
Statement of
Financial
Condition
Financial
Instruments
Cash
Collateral
Net
Amount
(In thousands)
Description
Derivatives $
1,919
$
-
$
1,919
$
(1,919)
$
-
$
-
Securities sold under agreements to repurchase
300,000
-
300,000
(300,000)
-
-
Total $
301,919
$
-
$
301,919
$
(301,919)
$
-
$
-

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
267
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

Banking,

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

non-
interest

income

and

direct

non-interest

expenses.

The

segments

are

also

evaluated

based

on

the

average

volume

of

their

interest-
earning assets less the ACL.
The following tables present information about the reportable segments for the indicated periods:
Mortgage
Banking
Consumer (Retail)
Banking
Commercial
and Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
For the year ended December 31, 2021:
Interest income $
144,203
$
271,127
$
201,684
$
67,841
$
82,194
$
27,659
$
794,708
Net (charge) credit for transfer of funds
(39,565)
38,859
(9,767)
14,687
(4,214)
-
-
Interest expense
-
(28,283)
-
(23,197)
(12,013)
(1,286)
(64,779)
Net interest income

104,638
281,703
191,917
59,331
65,967
26,373
729,929
Provision for credit losses - (benefit) expense
(16,030)
20,322
(67,544)
(136)
(975)
(1,335)
(65,698)
Non-interest income
24,278
69,774
16,032
227
3,963
6,890
121,164
Direct non-interest expenses
29,125
165,357
36,219
4,093
33,902
28,084
296,780

Segment income
$
115,821
$
165,798
$
239,274
$
55,601
$
37,003
$
6,514
$
620,011
Average earnings assets $
2,506,365
$
2,551,278
$
3,793,945
$
7,827,326
$
2,126,528
$
430,499
$
19,235,941

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
268
Mortgage
Banking
Consumer (Retail)
Banking
Commercial
and Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
For the year ended December 31, 2020:
Interest income $
128,043
$
240,725
$
155,254
$
55,003
$
84,169
$
29,788
$
692,982
Net (charge) credit for transfer of funds
(52,018)
18,771
(19,663)
59,074
(6,164)
-
-
Interest expense
-
(38,818)
-
(26,198)
(23,980)
(3,664)
(92,660)
Net interest income
76,025
220,678
135,591
87,879
54,025
26,124
600,322
Provision for credit losses - expense
22,518
54,094
74,607
2,774
12,592
4,400
170,985
Non-interest income
22,069
50,962
12,606
13,708
4,630
7,251
111,226
Direct non-interest expenses
33,054
131,133
28,631
3,449
33,782
28,815
258,864

Segment income
$
42,522
$
86,413
$
44,959
$
95,364
$
12,281
$
160
$
281,699
Average earnings assets $
2,241,753
$
2,202,595
$
3,039,786
$
4,232,144
$
2,026,619
$
458,608
$
14,201,505
Mortgage
Banking
Consumer (Retail)
Banking
Commercial
and Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
For the year ended December 31, 2019:
Interest income $
120,981
$
216,066
$
148,224
$
63,175
$
97,406
$
30,045
$
675,897
Net (charge) credit for transfer of funds
(52,178)
66,675
(56,958)
47,477
(5,016)
-
-
Interest expense
-
(38,206)
-
(37,026)
(29,851)
(3,733)
(108,816)
Net interest income
68,803
244,535
91,266
73,626
62,539
26,312
567,081
Provision for credit losses - expense (benefit)
13,499
41,043
(17,977)
-
7,296
(4,048)
39,813
Non-interest income (loss)
16,825
51,729
11,714
(225)
2,807
7,722
90,572
Direct non-interest expenses
34,825
116,854
35,130
2,729
34,070
28,995
252,603

Segment income
$
37,304
$
138,367
$
85,827
$
70,672
$
23,980
$
9,087
$
365,237
Average earnings assets $
2,161,772
$
1,960,352
$
2,489,933
$
2,487,084
$
1,931,015
$
467,252
$
11,497,408

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated
periods:
Year Ended

December 31,
2021 2020 2019
(In thousands)
Net income:

Total income for segments

$
620,011
$
281,699
$
365,237
Other operating expenses (1)

192,194
165,376
125,865
Income before income taxes
427,817
116,323
239,372
Income tax expense
146,792
14,050
71,995

Total consolidated net income
$
281,025
$
102,273
$
167,377
Average assets:
Total average earning assets for segments

$
19,235,941
$
14,201,505
$
11,497,408
Average non-earning assets

1,067,092
1,031,141
954,726

Total consolidated average assets
$
20,303,033
$
15,232,646
$
12,452,134
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
269

The following table presents revenues (interest income plus non-interest income) and selected balance sheet data by geography based on the location in which the transaction was originated as of indicated dates:
2021 2020 2019
(In thousands)
Revenues:

Puerto Rico
$
795,166
$
678,370
$
628,489

United States
86,157
88,799
100,213

Virgin Islands
34,549
37,039
37,767

Total consolidated revenues
$
915,872
$
804,208
$
766,469
Selected Balance Sheet Information:
Total assets:

Puerto Rico
$
18,175,910
$
16,091,112
$
10,059,890

United States
2,189,440
2,117,966
2,048,260

Virgin Islands
419,925
583,993
503,116
Loans:

Puerto Rico
$
8,755,434
$
9,367,032
$
6,695,953

United States
1,948,716
1,993,797
1,879,346

Virgin Islands
391,663
466,749
466,383
Deposits:

Puerto Rico (1)
$
14,113,874
$
12,338,934
$
6,422,864

United States (2)
1,928,749
1,622,481
1,661,657

Virgin Islands
1,742,271
1,355,968
1,263,908
(1) For 2021, 2020, and 2019, includes $
34.2

million, $
109.0

million, and $
243.4

million, respectively, of brokered

CDs allocated to Puerto Rico operations.
(2) For 2021, 2020, and 2019 includes $
66.2

million, $
107.1

million, and $
191.7

million, respectively, of brokered CDs

allocated to the United States operations.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
270
NOTE 37-

FIRST BANCORP.

(HOLDING

COMPANY ONLY) FINANCIAL

INFORMATION
The following

condensed financial information

presents the financial

position of

First BanCorp.

at the holding

company level only
as of December 31, 2021

and 2020, and the

results of its operations

and cash flows for

the years ended December

31, 2021, 2020, and
2019:
Statements of Financial Condition
As of December 31,

2021 2020
(In thousands)
Assets
Cash and due from banks $
20,751
$
10,909
Money market investments
-
6,211
Other investment securities
285
285
Investment in First Bank Puerto Rico, at equity
2,247,289
2,396,963
Investment in First Bank Insurance Agency,

at equity
19,521
41,313
Investment in FBP Statutory Trust I
1,951
1,951
Investment in FBP Statutory Trust II
3,561
3,561
Other assets
366
2,023

Total assets
$
2,293,724
$
2,463,216
Liabilities and Stockholders' Equity
Liabilities:
Other borrowings

$
183,762
$
183,762
Accounts payable and other liabilities
8,195
4,275

Total liabilities
191,957
188,037
Stockholders' equity
2,101,767
2,275,179

Total liabilities and stockholders'

equity
$
2,293,724
$
2,463,216

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
271
Statements of Income

Year

Ended December 31,
2021 2020 2019
(In thousands)
Income

Interest income on money market investments

$
51
$
71
$
233

Dividend income from banking subsidiaries
98,060
52,707
42,243

Dividend income from non-banking subsidiaries
30,000
-
-

Other income
154
439
283
128,265
53,217
42,759
Expense

Other borrowings
5,135
6,355
9,424

Other operating expenses
1,929
2,097
2,131
7,064
8,452
11,555
Gain on early extinguishment of debt
-
94
-
Income before income taxes and equity

in undistributed earnings of subsidiaries
121,201
44,859
31,204
Income tax expense
2,854
2,429
2,752
Equity in undistributed earnings of subsidiaries
162,678
59,843
138,925
Net income $
281,025
$
102,273
$
167,377
Other comprehensive (loss) income, net of tax
(139,454)
48,691
47,179
Comprehensive income $
141,571
$
150,964
$
214,556

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
272
Statements of Cash Flows
Year Ended December 31,

2021 2020 2019
(In thousands)
Cash flows from operating activities:
Net income $
281,025
$
102,273
$
167,377
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation

149
231
314
Equity in undistributed earnings of subsidiaries
(162,678)
(59,843)
(138,925)
Gain on early extinguishment of debt
-
(94)
-
Net decrease (increase) in other assets
1,657
(1,514)
11,710
Net increase (decrease) in other liabilities
3,578
(459)
526
Net cash provided by operating activities
123,731
40,594
41,002
Cash flows from investing activities:
Return of capital from wholly-owned subsidiaries (1)
200,000
-
-
Net cash provided by investing activities
200,000
-
-
Cash flows from financing activities:
Repurchase of common stock
(216,522)
(206)
(1,959)
Repayment of junior subordinated debentures
-
(282)
-
Dividends paid on common stock
(65,021)
(43,416)
(30,356)
Dividends paid on preferred stock
(2,453)
(2,676)
(2,676)
Redemption of preferred stock - Series A through E
(36,104)
-
-

Net cash used in financing activities
(320,100)
(46,580)
(34,991)
Net increase (decrease) in cash and cash equivalents
3,631
(5,986)
6,011
Cash and cash equivalents at beginning of the year
17,120
23,106
17,095
Cash and cash equivalents at end of year $
20,751
$
17,120
$
23,106
Cash and cash equivalents include:
Cash and due from banks $
20,751
$
10,909
$
16,895
Money market instruments
-
6,211
6,211
$
20,751
$
17,120
$
23,106
(1)
During 2021 First Bank of Puerto Rico, a wholly-owned subsidiary of First BanCorp., redeemed $
200

million or
8

million shares of its preferred stock.
NOTE 38 –

SUBSEQUENT

EVENTS

The Corporation has performed an evaluation of all events occurring subsequent to December 31, 2021; management has determined
that

there

were

no

events occurring

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

Based on this evaluation

as of the period

covered by this Form

10-K,
our

CEO

and

CFO

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

December

31,

2021
based

on

the

criteria

established

in
Internal

Control

–

Integrated

Framework

(2013
)

issued

by

the

Committee

of

Sponsoring
Organizations

of

the

Treadway

Commission

(COSO).

Based

upon

that

assessment,

management

concluded

that

the

Corporation’s
internal control over financial reporting was effective

as of December 31, 2021.
The effectiveness of the Corporation’s

internal control over financial reporting as of December

31, 2021 has been audited by Crowe
LLP,

an independent registered public accounting firm, as stated in their report included in Item 8 of this Annual Report Form 10-K.
Changes in Internal Control over Financial Reporting
There

have

been

no

changes

to

the

Corporation’s

internal

control

over

financial

reporting

during

our

most

recent

quarter

ended
December 31,

2021 that

have materially

affected, or

are reasonably likely

to materially

affect, the

Corporation’s

internal control

over
financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART

III
Item 10. Directors, Executive Officers and Corporate Governance
Information

in response

to this

item is

incorporated

herein by

reference from

the sections

entitled “Information

with Respect

to
Nominees Standing

for Election as

Directors and

with respect to

Executive Officers

of the Corporation,”

“Corporate Governance

and
Related Matters,” “Delinquent

Section 16(A)

Reports” and “Audit

Committee Report”

contained in First

BanCorp.’s

definitive Proxy
Statement

for

use

in

connection

with

its

2022

Annual

Meeting

of

Stockholders

(the

“Proxy

Statement”)

to

be

filed

with

the

SEC
within 120 days of the close of First BanCorp.’s

2021

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

2021 fiscal year.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

Securities authorized for issuance under equity compensation plans

The following table sets forth information about First BanCorp. common stock authorized for issuance under

First BanCorp.’s existing
equity compensation plans as of December 31, 2021:
(c)
(a) (b) Number of Securities
Remaining Available

for
Future Issuance Under
Equity Compensation
Plans (Excluding
Securities Reflected in
Column (a))

Number of Securities
to be Issued Upon
Exercise of
Outstanding Options,
warrants and rights
Weighted Average
Exercise Price of
Outstanding Options,
warrants and rights Plan category
Equity compensation plans, approved by stockholders

814,899 (1) $ - 4,308,921 (2)
Equity compensation plans

not approved by stockholders N/A N/A N/A
Total 814,899 $ - 4,308,921
(1)
Amount represents

unvested performance-based units

granted to

executives, with

each unit

representing one

share of

the Corporation's

common stock.

Performance
shares

will vest

on the

achievement of

a

pre-established performance

target

goal at

the

end of

a

three-year performance

period.

Refer to

Note 22

- "Stock-Based
Compensation" of the Notes to Consolidated Financial Statements

for more information on performance units.
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

for the

issuance of

up to

14,169,807 shares

of

common stock,

subject to

adjustments for

stock splits,

reorganization and

other similar

events. As

of
December 31, 2021, 4,308,921 shares of Common Stock were

available for future issuance under the Omnibus Plan.
Additional information in response to this item is incorporated by reference from the section entitled “Security Ownership of
Certain Beneficial Owners and Management” in First BanCorp.’s

Proxy Statement to be filed with the SEC within 120 days of the close of First BanCorp.’s 2021

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

2021 fiscal year.

Item 14. Principal Accountant Fees and Services.
Audit Fees
Information

in

response

to

this

item

is

incorporated

herein

by

reference

from

the

section

entitled

“Audit

Fees”

and

“Audit
Committee

Report”

in First

BanCorp.’s

Proxy Statement

to be

filed

with the

SEC within

120

days of

the close

of First

BanCorp.’s
2021 fiscal year.
PART

IV
Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report.

(1) Financial Statements.

The

following

consolidated

financial

statements

of

First

BanCorp.,

together

with

the

reports

thereon

of

First

BanCorp.’s
independent registered public

accounting firm, Crowe

LLP (PCAOB ID No.

173),

dated March 1, 202

2, are included

in Item 8 of

this
Annual Report on Form 10-K:

– Report of Crowe LLP,

Independent Registered Public Accounting Firm.

–

Attestation Report of Crowe LLP,

Independent Registered Public Accounting Firm on Internal Control over

Financial
Reporting.
–Consolidated Statements of Financial Condition as of December

31, 2021 and 2020.
–Consolidated Statements of Income for Each of the Three Years

in the Period Ended December 31, 2021.
– Consolidated Statements of Comprehensive Income for Each

of the Three Years

in the Period Ended December 31, 2021.
– Consolidated Statements of Cash Flows for Each of the Three Years

in the Period Ended December 31, 2021.
– Consolidated Statements of Changes in Stockholders’ Equity for

Each of the Three Years

in the Period Ended December 31,
2021.
– Notes to the Consolidated Financial Statements.

(2) Financial statement schedules.
All financial schedules have been omitted because they are not applicable or the required information is shown in the financial
statements or notes thereto.

(b) Exhibits listed in the Exhibit Index below are filed herewith as part of this Annual Report on Form 10-K and are incorporated
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
10.6*
Form of Restricted Stock Award Agreement incorporated by reference from Exhibit 10.23 to the Form S-1/A filed by First
BanCorp on July 16, 2010.
10.7*
Letter Agreement between First BanCorp. and Roberto R. Herencia, incorporated by reference from Exhibit 10.1 of the
Form 8-K/A filed by First BanCorp on November 2, 2011.
10.8*
Revised Non-management Chairman of the Board Compensation Structure, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended September 30, 2017 filed by First BanCorp. on November 9, 2017.
10.9*
Stock Purchase Agreement between First BanCorp and Roberto Herencia dated February 17, 2012, incorporated by reference from Exhibit 10.36 of the Form 10-K for the fiscal year ended December 31, 2011 filed by First BanCorp. on
March 13, 2012.
10.10*
Non – Employee Director Compensation Structure, incorporated by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended September 30, 2017 filed by First BanCorp on November 9, 2017.
10.11*
Offer Letter between First BanCorp and Juan Acosta Reboyras incorporated by reference from Exhibit 10.1 of the Form 8-
K filed on September 3, 2014.
10.12*
Offer Letter between First BanCorp and Luz A. Crespo incorporated by reference from Exhibit 10.1 of the Form 8-K filed on February 9, 2015.
10.13*
Offer Letter between First BanCorp and John A. Heffern incorporated by reference from Exhibit 10.1 of the Form 8-K filed on November 1, 2017.
10.14*
Form of First BanCorp Long-Term Incentive Award Agreement incorporated by reference from Exhibit 10.1 of the Form
10-Q for the quarter ended March 31, 2018.
10.15*
Form of Executive Employment Agreement executed by each executive officer incorporated by reference from Exhibit
10.1 of the Form 10-Q for the quarter ended June 30, 2018.
10.16*
Offer Letter between First BanCorp and Daniel E. Frye incorporated by reference from Exhibit 10.1 of the Form 8-K filed on August 31, 2018.
10.17*
Offer Letter between First BanCorp and Félix M. Villamil incorporated by reference from Exhibit 10.1 of the Form 8-K filed on November 5, 2020.
10.18*
Offer Letter between First BanCorp and Patricia M. Eaves incorporated by reference from Exhibit 10.1 of the Form 8-K
filed on April 1, 2021.
14.1
Code of Ethics for CEO and Senior Financial Officers, incorporated by reference from Exhibit 14.1 of the Form 10-K for the fiscal year ended December 31, 2008 filed by First BanCorp on March 2, 2009.
21.1
List of First BanCorp’s subsidiaries
23.1
Consent of Crowe LLP
31.1
Section 302 Certification of the CEO
31.2
Section 302 Certification of the CFO
32.1
Section 906 Certification of the CEO
32.2
Section 906 Certification of the CFO
101.INS
Inline XBRL Instance Document, filed herewith. The

instance document does not appear in the interactive data file because
its XBRL tags are embedded within the inline XBRL

document.
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

10-K for the year ended December 31, 2021, formatted in

Inline
XBRL (included within the Exhibit 101 attachments)
_____________________________
(1) Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will furnish a copy of any omitted schedule as a supplement to the SEC or its staff upon request.
*Management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation

has duly caused this report to be signed on its
behalf by the undersigned hereunto duly authorized.
FIRST BANCORP.

By:
/s/ Aurelio Alemán Date: 3/1/2022
Aurelio Alemán
President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf
of the registrant and in the capacities and on the dates indicated.
/s/ Aurelio Alemán

Date: 3/1/2022
Aurelio Alemán
President, Chief Executive Officer and Director
/s/ Orlando Berges Date: 3/1/2022
Orlando Berges, CPA

Executive Vice President

and Chief Financial Officer
/s/ Roberto R. Herencia Date: 3/1/2022
Roberto R. Herencia,

Director and Chairman of the Board

/s/ Patricia M. Eaves Date: 3/1/2022
Patricia M. Eaves,
Director

/s/ Luz A. Crespo

Date: 3/1/2022
Luz A. Crespo,

Director
/s/ Juan Acosta-Reboyras Date: 3/1/2022
Juan Acosta-Reboyras,
Director
/s/ John A. Heffern Date: 3/1/2022
John A. Heffern,
Director
/s/ Daniel E. Frye Date: 3/1/2022
Daniel E. Frye,
Director
/s/ Tracey Dedrick Date: 3/1/2022
Tracey Dedrick,
Director
/s/ Felix Villamil Date: 3/1/2022
Felix Villamil,
Director
/s/ Said Ortiz Date: 3/1/2022
Said Ortiz, CPA
Senior Vice President and

Chief Accounting Officer