Form 10-Q
period 2022-03-31
FIRST BANCORP /PR/
filed 2022-05-09
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Common stock: 197,514,409 shares outstanding as of May 5, 2022.

FIRST BANCORP.

INDEX PAGE

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created by such sections. When used in this Form 10-Q or future filings by First BanCorp. (the “Corporation,” “we,” “us,” or “our”) with the U.S. Securities and Exchange Commission (the “SEC”), in the Corporation’s press releases or in other public or stockholder communications made by the Corporation, or in oral statements made on behalf of the Corporation by, or with the approval of, an authorized executive officer, the words or phrases “would,” “intends,” “will,” “expect,” “should,” “plans,” “forecast,” “anticipate,” “look forward,” “believes,” and other terms of similar meaning or import in connection with any discussion of future operating, financial or other performance are meant to identify “forward-looking statements.”

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

Factors that could cause results to differ from those expressed in the Corporation’s forward-looking statements include, but are not limited to, risks described or referenced in Part I, Item 1A., “Risk Factors,” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”) and the following:

• the impact of rising interest rates and inflation on the Corporation, including a decrease in demand for new mortgage loan originations and refinancings, increased competition for borrowers, and increase in non-interest expenses which would have an impact on the Corporation’s margins and may have an adverse impact on origination volumes and financial performance;

• uncertainties relating to the impact of the COVID-19 pandemic, including new variants and mutations of the virus, such as the Omicron variant, and the efficacy and acceptance of various vaccines and treatments for the disease, on the Corporation’s business, operations, employees, credit quality, financial condition and net income, including because of uncertainties as to the extent and duration of the pandemic and the impact of the pandemic on consumer spending, borrowing and saving habits, the underemployment and unemployment rates, which can adversely affect repayment patterns, the Puerto Rico economy and the global economy, as well as the risk that the COVID-19 pandemic may exacerbate any other factor that could cause our actual results to differ materially from those expressed in or implied by any forward-looking statements;

• risks related to the effect on the Corporation and its customers of governmental, regulatory, or central bank responses to the COVID-19 pandemic and the Corporation’s participation in any such responses or programs, such as the Small Business Administration Paycheck Protection Program (“SBA PPP”) established by the Coronavirus Aid, Relief and Economic Security Act of 2020, as amended (the “CARES Act of 2020”), including any judgments, claims, damages, penalties, fines or reputational damage resulting from claims or challenges against the Corporation by governments, regulators, customers or otherwise, relating to the Corporation’s participation in any such responses or programs;

• risks, uncertainties and other factors related to the Corporation’s acquisition of Banco Santander Puerto Rico (“BSPR”), including the risk that the Corporation may not realize, either fully or on a timely basis, the cost savings and any other synergies from the acquisition that the Corporation expected, because of deposit attrition, customer loss and/or revenue loss as a result of unexpected factors or events, including those that are outside of our control, and any futures business acquisitions or dispositions;

• uncertainty as to the ultimate outcome of the recently approved debt restructuring plan of Puerto Rico (“Plan of Adjustment” or “PoA”) and 2022 Fiscal Plan for Puerto Rico as certified by the Financial Oversight and Management Board for Puerto Rico (“2022 Fiscal Plan”), or any revisions to it, on our clients and loan portfolios, and any potential impact from future economic or political developments in Puerto Rico;

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

• the ability of the Corporation’s banking subsidiary, FirstBank Puerto Rico (“FirstBank” or the “Bank”) to realize the benefits of its net deferred tax assets;

• the ability of FirstBank to generate sufficient cash flow to make dividend payments to the Corporation;

• adverse changes in general economic conditions in Puerto Rico, the United States (“U.S.”), the U.S. Virgin Islands (the “USVI”, and British Virgin Islands (the “BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices, and disruptions in the U.S. capital markets, including as a result of the COVID-19 pandemic, which may reduce interest margins, affect funding sources and demand for all of the Corporation’s products and services, and reduce the Corporation’s revenues and earnings and the value of the Corporation’s assets;

• uncertainty about the effect of the cessation of the London Interbank Offered Rate (“LIBOR”), which could adversely affect the Corporation’s results of operations, cash flows, and liquidity;

• an adverse change in the Corporation’s ability to attract new clients and retain existing ones;

• the risk that additional portions of the unrealized losses in the Corporation’s investment portfolio are determined to be credit-related, resulting in additional charges to the provision for credit losses on the Corporation’s available-for-sale securities portfolio uncertainty about legislative, tax or regulatory changes that affect financial services companies in Puerto Rico, the U.S., and the USVI and BVI, which could affect the Corporation’s financial condition or performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

• changes in the fiscal and monetary policies and regulations of the U.S. federal government and the Puerto Rico and other governments, including those determined by the Board of the Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”) , the Federal Deposit Insurance Corporation (the “FDIC”), government-sponsored housing agencies, and regulators in Puerto Rico and the USVI and BVI;

• the risk of possible failure or circumvention of the Corporation’s internal controls and procedures and the risk that the Corporation’s risk management policies may not be adequate;

• the Corporation’s ability to identify and prevent cyber-security incidents, such as data security breaches, ransomware, malware, “denial of service” attacks, “hacking” identity theft and state-sponsored cyberthreats, and the occurrence of any of which may result in misuse or misappropriation of confidential or proprietary information and could result in the disruption or damage to our systems, increased costs and losses or an adverse effect to our reputation;

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

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2022	December 31, 2021
(In thousands, except for share information)
ASSETS
Cash and due from banks	$1,694,066	$2,540,376
Money market investments:
Time deposits with other financial institutions	300	300
Other short-term investments	1,883	2,382
Total money market investments	2,183	2,682
Investment securities available for sale, at fair value:
Securities pledged with creditors' right to repledge	200,983	321,180
Other investment securities available for sale	6,223,677	6,132,581
Total investment securities available for sale, at fair value (amortized cost 2022 - $6,836,842
2021 - $6,534,503; ACL of $711 as of March 31, 2022 and $1,105 as of December 31, 2021)	6,424,660	6,453,761
Investment securities held to maturity, at amortized cost, net of ACL of $12,324 as of March 31, 2022
and $8,571 December 31, 2021 (fair value 2022 - $168,814; 2021 - $167,147)	165,735	169,562
Equity securities	32,014	32,169
Loans, net of ACL of $245,447 (2021 - $269,030)	10,852,258	10,791,628
Loans held for sale, at lower of cost or market	27,905	35,155
Total loans, net	10,880,163	10,826,783
Premises and equipment, net	145,850	146,417
Other real estate owned (“OREO”)	42,894	40,848
Accrued interest receivable on loans and investments	57,425	61,507
Deferred tax asset, net	176,775	208,482
Goodwill	38,611	38,611
Intangible assets	27,648	29,934
Other assets	241,013	234,143
Total assets	$19,929,037	$20,785,275
LIABILITIES
Non-interest-bearing deposits	$6,344,385	$7,027,513
Interest-bearing deposits	10,991,018	10,757,381
Total deposits	17,335,403	17,784,894
Securities sold under agreements to repurchase	200,000	300,000
FHLB advances	200,000	200,000
Other borrowings	183,762	183,762
Accounts payable and other liabilities	228,770	214,852
Total liabilities	18,147,935	18,683,508
STOCKHOLDERSʼ EQUITY
Common stock, $0.10 par value, authorized, 2,000,000,000 shares; 223,663,116 shares issued	22,366	22,366
Less: Treasury stock (at par value)	(2,496)	(2,183)
Common stock outstanding, 198,700,871 shares outstanding (2021 - 201,826,505 shares outstanding)	19,870	20,183
Additional paid-in capital	687,070	738,288
Retained earnings, includes legal surplus reserve of $137,591	1,489,995	1,427,295
Accumulated other comprehensive loss, net of tax of $9,786	(415,833)	(83,999)
Total stockholders' equity	1,781,102	2,101,767
Total liabilities and stockholders' equity	$19,929,037	$20,785,275
The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended
	March 31, 2022	March 31, 2021
(In thousands, except per share information)
Interest and dividend income:
Loans	$173,787	$179,973
Investment securities	23,247	14,320
Money market investments and interest-bearing cash accounts	820	349
Total interest and dividend income	197,854	194,642
Interest expense:
Deposits	7,652	12,342
Securities sold under agreements to repurchase	2,182	2,278
Advances from FHLB	1,063	2,463
Other borrowings	1,333	1,294
Total interest expense	12,230	18,377
Net interest income	185,624	176,265
Provision for credit losses - (benefit) expense:
Loans and finance leases	(16,989)	(14,443)
Unfunded loan commitments	(178)	(706)
Debt securities	3,365	(103)
Provision for credit losses - (benefit)	(13,802)	(15,252)
Net interest income after provision for credit losses	199,426	191,517
Non-interest income:
Service charges and fees on deposit accounts	9,363	8,304
Mortgage banking activities	5,206	7,273
Insurance commission income	5,275	5,241
Other non-interest income	13,014	10,138
Total non-interest income	32,858	30,956
Non-interest expenses:
Employees' compensation and benefits	49,554	50,842
Occupancy and equipment	22,386	24,242
Business promotion	3,463	2,970
Professional fees	10,594	17,701
Taxes, other than income taxes	5,018	6,199
FDIC deposit insurance	1,673	1,988
Net (gain) loss on OREO and OREO expenses	(720)	1,898
Credit and debit card processing expenses	4,121	4,278
Communications	2,151	2,462
Merger and restructuring costs	-	11,267
Other non-interest expenses	8,419	9,454
Total non-interest expenses	106,659	133,301
Income before income taxes	125,625	89,172
Income tax expense	43,025	28,022
Net income	$82,600	$61,150
Net income attributable to common stockholders	$82,600	$60,481
Net income per common share:
Basic	$0.42	$0.28
Diluted	$0.41	$0.28

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2022	2021
(In thousands)

Net income	$82,600	$61,150
Other comprehensive loss, net of tax:
Debt securities available-for-sale:
Net unrealized holding losses on debt securities	(331,834)	(98,929)
Other comprehensive loss for the period, net of tax	(331,834)	(98,929)
Total comprehensive loss	$(249,234)	$(37,779)

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Quarter Ended
	March 31, 2022	March 31, 2021
(In thousands)
Cash flows from operating activities:
Net income	$82,600	$61,150

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,872	6,808
Amortization of intangible assets	2,286	2,954
Provision for credit losses - (benefit)	(13,802)	(15,252)
Deferred income tax expense	31,707	23,044
Stock-based compensation	1,182	1,415
Unrealized gain on derivative instruments	(618)	(1,617)
Net gain on disposals or sales of premises and equipment and other assets	(26)	(26)
Net gain on sales of loans	(2,461)	(4,371)
Net amortization/accretion of discounts, premiums, and deferred loan fees and costs	(2,933)	(5,774)
Originations and purchases of loans held for sale	(86,802)	(144,910)
Sales and repayments of loans held for sale	93,739	155,573
Amortization of broker placement fees	35	73
Net amortization of premiums and discounts on investment securities	1,690	9,435
Decrease in accrued interest receivable	3,919	7,981
Decrease in accrued interest payable	(906)	(174)
Decrease in other assets	352	18,569
Decrease in other liabilities	(1,000)	(2,200)
Net cash provided by operating activities	114,834	112,678

Cash flows from investing activities:

Net (disbursements) repayments on loans held for investment	(48,370)	98,926
Proceeds from sales of loans held for investment	1,306	13,985
Proceeds from sales of repossessed assets	9,361	11,583
Purchases of available-for-sale securities	(497,327)	(1,413,370)
Proceeds from principal repayments and maturities of available-for-sale securities	208,397	531,096
Proceeds from principal repayments and maturities of held-to-maturity securities	400	142
Additions to premises and equipment	(6,764)	(3,318)
Proceeds from sales of premises and equipment and other assets	26	245
Net purchases of other investment securities	(21)	(4,000)
Payment related to previous acquisition	-	(3,382)
Net cash used in investing activities	(332,992)	(768,093)

Cash flows from financing activities:
Net (decrease) increase in deposits	(456,211)	697,974
Repayments of long-term borrowings	(100,000)	-
Repurchase of outstanding common stock	(52,713)	(2,375)
Dividends paid on common stock	(19,727)	(15,184)
Dividends paid on preferred stock	-	(669)
Net cash (used in) provided by financing activities	(628,651)	679,746
Net (decrease) increase in cash and cash equivalents	(846,809)	24,331
Cash and cash equivalents at beginning of period	2,543,058	1,493,833
Cash and cash equivalents at end of period	$1,696,249	$1,518,164
Cash and cash equivalents include:
Cash and due from banks	$1,694,066	$1,515,232
Money market instruments	2,183	2,932
	$1,696,249	$1,518,164

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2022	2021
(In thousands)

Preferred Stock	$-	$36,104

Common Stock:
Balance at beginning of period	22,366	22,303
Common stock issued under stock-based compensation plan	-	60
Balance at end of period	22,366	22,363

Treasury stock (at par value):
Balance at beginning of period	(2,183)	(480)
Common stock repurchases (See Note 15)	(362)	(19)
Common stock issued under stock-based compensation plan	49	-
Restricted stock forfeited	-	(1)
Balance at end of period	(2,496)	(500)

Additional Paid-In-Capital:
Balance at beginning of period	738,288	946,476
Common stock repurchases (See Note 15)	(52,351)	(2,356)
Stock-based compensation expense	1,182	1,415
Common stock issued under stock-based compensation plan	(49)	(60)
Restricted stock forfeited	-	1
Balance at end of period	687,070	945,476

Retained Earnings:
Balance at beginning of period	1,427,295	1,215,321
Net income	82,600	61,150
Dividends on common stock (2022 - $0.10 per share; 2021 - $0.07 per share)	(19,900)	(15,346)
Dividends on preferred stock	-	(669)
Balance at end of period	1,489,995	1,260,456

Accumulated Other Comprehensive (Loss) Income, net of tax:
Balance at beginning of period	(83,999)	55,455
Other comprehensive loss, net of tax	(331,834)	(98,929)
Balance at end of period	(415,833)	(43,474)

Total stockholdersʼ equity	$1,781,102	$2,220,425

The accompanying notes are an integral part of these statements.

FIRST BANCORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The Consolidated Financial Statements (unaudited) of First BanCorp. (the “Corporation”) have been prepared in conformity with the accounting policies stated in the Corporation’s Audited Consolidated Financial Statements for the fiscal year ended December 31, 2021 (the “audited consolidated financial statements”) included in the 2021 Annual Report on Form 10-K. Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted from these statements pursuant to the rules and regulations of the SEC and, accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements, which are included in the 2021 Annual Report on Form 10-K. All adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the statement of financial position, results of operations and cash flows for the interim periods have been reflected. All significant intercompany accounts and transactions have been eliminated in consolidation.

The results of operations for the quarter ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire year.

Adoption of New Accounting Requirements

The Corporation was not impacted by the adoption of the following Accounting Standards Updates (“ASUs”) during the first quarter of 2022:

• ASU 2021-05, “Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments”

• ASU 2021-04, “Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a Consensus of the Emerging Issues Task Force)”

• ASU 2020-06, “Debt – Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”

Recently Issued Accounting Standards Not Yet Effective or Not Yet Adopted

Standard	Description	Effective Date	Effect on the financial statements
ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”

In March 2022, the FASB issued ASU 2022-02 which eliminates the troubled debt restructurings (“TDRs”) recognition and measurement guidance, enhances disclosure requirements for loan restructurings by creditors made to borrowers experiencing financial difficulty for which the terms of the receivables have been modified, and amends the guidance on vintage disclosures to require disclosure of gross write-offs by year of origination.

January 1, 2023, unless early adopted in which case the amendments should be applied as of the beginning of the fiscal year that includes the interim period

The Corporation is evaluating the impact that this ASU will have on its financial statements and disclosures. The Corporation expects to adopt the amendments of this update during the first quarter of 2023 using a modified retrospective transition method to adjust the ACL for loans modified as a TDR prior to the adoption of these amendments.

ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method”

In March 2022, the FASB issued ASU 2022-01 which, among others, expands the current last-of-layer method to allow multiple hedged layers and the scope of the portfolio layer method to non-prepayable financial assets.

		January 1, 2023, unless early adopted in which case the amendments should be applied as of the beginning of the fiscal year that includes the interim period	The Corporation does not expect to be impacted by the amendments of this update since it does not apply fair value hedge accounting to any of its derivatives.

For other recently issued Accounting Standards not yet effective or not yet adopted, see Note 1 – Nature of Business and Summary of Significant Accounting Policies included in the 2021 Annual Report on Form 10-K.

NOTE 2 – INVESTMENT SECURITIES

Investment Securities Available for Sale

The amortized cost, gross unrealized gains and losses recorded in accumulated other comprehensive loss, ACL, estimated fair value, and weighted-average yield of investment securities available for sale by contractual maturities as of March 31, 2022 were as follows:

	March 31, 2022
	Amortized cost	Gross			Fair value
		Unrealized				Weighted-
		Gains	Losses	ACL		average yield %
(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$149,462	$-	$6,713	$-	$142,749	0.68
U.S. government-sponsored agencies' obligations:
After 1 to 5 years	2,340,512	28	122,189	-	2,218,351	0.77
After 5 to 10 years	239,860	62	19,049	-	220,873	0.96
After 10 years	14,775	202	-	-	14,977	0.88
Puerto Rico government obligations:
After 10 years (1)	3,498	-	463	308	2,727	-
United States and Puerto Rico government obligations	2,748,107	292	148,414	308	2,599,677	0.78
Mortgage-backed securities ("MBS"):
Freddie Mac ("FHLMC") certificates:
After 1 to 5 years	6,181	19	11	-	6,189	2.33
After 5 to 10 years	207,503	207	7,905	-	199,805	1.37
After 10 years	1,221,834	194	94,235	-	1,127,793	1.26
	1,435,518	420	102,151	-	1,333,787	1.28
Ginnie Mae ("GNMA") certificates:
Due within one year	7	-	-	-	7	1.70
After 1 to 5 years	22,699	201	265	-	22,635	2.05
After 5 to 10 years	27,524	-	1,097	-	26,427	0.68
After 10 years	297,566	3,595	11,611	-	289,550	1.69
	347,796	3,796	12,973	-	338,619	1.64
Fannie Mae ("FNMA") certificates:
Due within one year	4,935	-	6	-	4,929	1.92
After 1 to 5 years	16,108	194	38	-	16,264	2.85
After 5 to 10 years	388,664	185	14,483	-	374,366	1.49
After 10 years	1,382,595	1,339	97,180	-	1,286,754	1.31
	1,792,302	1,718	111,707	-	1,682,313	1.36
Collateralized mortgage obligations issued or guaranteed
by the FHLMC, FNMA and GNMA:
Due within one year	68	-	-	-	68	1.12
After 1 to 5 years	35,157	50	2,008	-	33,199	1.25
After 10 years	467,368	82	38,373	-	429,077	1.21
	502,593	132	40,381	-	462,344	1.22
Private label:
After 10 years	9,526	-	2,203	403	6,920	2.96

Total MBS	4,087,735	6,066	269,415	403	3,823,983	1.34
Other:
Due within one year	1,000	-	-	-	1,000	0.78
Total investment securities available-for-sale	$6,836,842	$6,358	$417,829	$711	$6,424,660	1.11

(1)

Consists of a residential pass-through MBS issued by the Puerto Rico Housing Finance Authority (“PRHFA”) that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010. During 2021, the Corporation placed this instrument in nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.

The amortized cost, gross unrealized gains and losses recorded in accumulated other comprehensive loss, ACL, estimated fair value, and weighted-average yield of investment securities available-for-sale by contractual maturities as of December 31, 2021 were as follows:

	December 31, 2021
	Amortized cost	Gross			Fair value
		Unrealized				Weighted-
		Gains	Losses	ACL		average yield%
(Dollars in thousands)

U.S. Treasury securities:
After 1 to 5 years	$149,660	$59	$1,233	$-	$148,486	0.68
U.S. government-sponsored agencies' obligations:
After 1 to 5 years	1,877,181	240	29,555	-	1,847,866	0.60
After 5 to 10 years	403,785	175	10,856	-	393,104	0.90
After 10 years	15,788	224	-	-	16,012	0.63
Puerto Rico government obligations:
After 10 years (1)	3,574	-	416	308	2,850	-
United States and Puerto Rico government obligations	2,449,988	698	42,060	308	2,408,318	0.67
MBS:
FHLMC certificates:
After 1 to 5 years	2,811	119	-	-	2,930	2.65
After 5 to 10 years	193,234	2,419	1,122	-	194,531	1.29
After 10 years	1,240,964	3,748	23,503	-	1,221,209	1.18
	1,437,009	6,286	24,625	-	1,418,670	1.20
GNMA certificates:
Due within one year	2	-	-	-	2	1.32
After 1 to 5 years	16,714	572	-	-	17,286	2.90
After 5 to 10 years	27,271	80	139	-	27,212	0.51
After 10 years	338,927	7,091	2,174	-	343,844	1.45
	382,914	7,743	2,313	-	388,344	1.45
FNMA certificates:
Due within one year	4,975	21	-	-	4,996	2.03
After 1 to 5 years	21,337	424	-	-	21,761	2.87
After 5 to 10 years	298,771	4,387	1,917	-	301,241	1.41
After 10 years	1,389,381	8,953	21,747	-	1,376,587	1.21
	1,714,464	13,785	23,664	-	1,704,585	1.27
Collateralized mortgage obligations issued or guaranteed
by the FHLMC, FNMA and GNMA:
After 1 to 5 years	24,007	1	778	-	23,230	1.31
After 5 to 10 years	14,316	97	-	-	14,413	0.76
After 10 years	500,811	290	13,134	-	487,967	1.23
	539,134	388	13,912	-	525,610	1.22
Private label:
After 10 years	9,994	-	1,963	797	7,234	2.21
Total MBS	4,083,515	28,202	66,477	797	4,044,443	1.26
Other:
Due within one year	500	-	-	-	500	0.72
After 1 to 5 years	500	-	-	-	500	0.84
	1,000	-	-	-	1,000	0.78
Total investment securities
available-for-sale	$6,534,503	$28,900	$108,537	$1,105	$6,453,761	1.03

(1)

Consists of a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010. During 2021, the Corporation placed this instrument in nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.

Maturities of MBS are based on the period of final contractual maturity. Expected maturities of investments might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted-average yield on investment securities available for sale is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on securities available for sale is presented as part of accumulated other comprehensive income (loss).

The following tables show the fair value and gross unrealized losses of the Corporation’s available-for-sale investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of March 31, 2022 and December 31, 2021. The tables also include debt securities for which an ACL was recorded.

	As of March 31, 2022
	Less than 12 months		12 months or more			Total
		Unrealized		Unrealized			Unrealized
	Fair Value	Losses	Fair Value	Losses		Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,727	$463	(1)	$2,727	$463
U.S. Treasury and U.S. government
agenciesʼ obligations	1,717,041	80,078	854,995	67,873		2,572,036	147,951
MBS:
FNMA	1,053,447	60,002	548,419	51,705		1,601,866	111,707
FHLMC	824,433	53,859	479,664	48,292		1,304,097	102,151
GNMA	198,644	7,247	63,924	5,726		262,568	12,973
Collateralized mortgage obligations
issued or guaranteed by the
FHLMC, FNMA and GNMA	305,798	28,149	131,285	12,232		437,083	40,381
Private label MBS	-	-	6,920	2,203	(1)	6,920	2,203
	$4,099,363	$229,335	$2,087,934	$188,494		$6,187,297	$417,829

(1)	Unrealized losses do not include credit loss component recorded as part of the ACL. As of March 31, 2022, PRHFA bond and private label MBS had an ACL of $0.3 million and $0.4 million, respectively.

	As of December 31, 2021
	Less than 12 months		12 months or more			Total
		Unrealized		Unrealized			Unrealized
	Fair Value	Losses	Fair Value	Losses		Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico-government obligations	$-	$-	$2,850	$416	(1)	$2,850	$416
U.S. Treasury and U.S. government
agenciesʼ obligations	1,717,340	25,401	606,179	16,243		2,323,519	41,644
MBS:
FNMA	1,237,701	19,843	112,559	3,821		1,350,260	23,664
FHLMC	986,345	16,144	221,896	8,481		1,208,241	24,625
GNMA	194,271	1,329	41,233	984		235,504	2,313
Collateralized mortgage obligations
issued or guaranteed by the
FHLMC, FNMA and GNMA	466,004	13,552	16,656	360		482,660	13,912
Private label MBS	-	-	7,234	1,963	(1)	7,234	1,963
	$4,601,661	$76,269	$1,008,607	$32,268		$5,610,268	$108,537

(1)	Unrealized losses do not include credit loss component recorded as part of the ACL. As of December 31, 2021, PRHFA bond and private label MBS had an ACL of $0.3 million and $0.8 million, respectively.

Assessment for Credit Losses

Debt securities issued by U.S. government agencies, U.S. government-sponsored entities (“GSEs”), and the U.S. Treasury, including notes and MBS, accounted for approximately 99% of the total available-for-sale portfolio as of March 31, 2022 and the Corporation expects no credit losses on these securities, given the explicit and implicit guarantees provided by the U.S. federal government. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Corporation does not have the intent to sell these U.S. government and agencies debt securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider impairments on these securities to be credit related as of March 31, 2022. The Corporation’s credit loss assessment was concentrated mainly on private label MBS, and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis.

The Corporation’s available-for-sale MBS portfolio included private label MBS with a fair value of $6.9 million, which had unrealized losses of approximately $2.6 million as of March 31, 2022, of which $0.4 million is due to credit deterioration and is part of the ACL. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR, and limited to the weighted-average coupon on the underlying collateral. The underlying collateral are fixed-rate, single-family residential mortgage loans in the United States with original FICO scores over 700 and moderate loan-to-value ratios (under 80%), as well as moderate delinquency levels. As of March 31, 2022, the Corporation did not have the intent to sell these securities and determined that it is likely that it will not be required to sell the securities before anticipated recovery. The Corporation determined the ACL for private label MBS based on a risk-adjusted discounted cash flow methodology that considers the structure and terms of the instruments. The Corporation utilized probability of default (“PDs”) and loss given default (“LGDs”) that considered, among other things, historical payment performance, loan-to value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates and the housing price index. Under this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs, were discounted at the effective interest rate as of the reporting date. Significant assumptions in the valuation of the private label MBS were as follows:

	As of			As of
	March 31, 2022			December 31, 2021
	Weighted	Range		Weighted	Range
	Average	Minimum	Maximum	Average	Minimum	Maximum

Discount rate	14.3%	14.3%	14.3%	12.9%	12.9%	12.9%
Prepayment rate	14.4%	9.4%	24.1%	15.2%	7.6%	24.9%
Projected Cumulative Loss Rate	6.5%	0.3%	14.9%	7.6%	0.2%	15.7%

The Corporation evaluates if a credit loss exists, primarily by monitoring adverse variances in the present value of expected cash flows. As of March 31, 2022, the ACL for these private label MBS was $0.4 million, compared to $0.8 million as of December 31, 2021.

As of March 31, 2022, the Corporation’s available-for-sale investment securities portfolio also included a residential pass-through MBS issued by the PRHFA, collateralized by certain second mortgages, with a fair value of $2.7 million, which had an unrealized loss of approximately $0.8 million. Approximately $0.3 million of the unrealized losses was due to credit deterioration and is part of the ACL. The underlying second mortgage loans were originated under a program launched by the Puerto Rico government in 2010. This residential pass-through MBS was structured as a zero-coupon bond for the first ten years (up to July 2019). The underlying source of repayment on this residential pass-through MBS is second mortgage loans in Puerto Rico. PRHFA, not the Puerto Rico government, provides a guarantee in the event of default and subsequent foreclosure of the properties underlying the second mortgage loans. During 2021, the Corporation placed this instrument in nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral. The Corporation determined the ACL on this instrument based on a risk-adjusted discounted cash flow methodology that considered the structure and terms of the underlying collateral. The Corporation utilized PDs and LGDs that considered, among other things, historical payment performance, loan-to value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, the housing price index and expected recovery from the PRHFA guarantee. Under this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs, were discounted at the internal rate of return as of the reporting date and compared to the amortized cost. In the event that the second mortgage loans default and the collateral is insufficient to satisfy the outstanding balance of this residential pass-through MBS, PRHFA’s ability to honor its insurance will depend on, among other factors, the financial condition of PRHFA at the time such obligation becomes due and payable. Further deterioration of the Puerto Rico economy or fiscal health of the PRHFA could impact the value of these securities, resulting in additional losses to the Corporation. As of March 31, 2022, the Corporation did not have the intent to sell this security and determined that it was likely that it will not be required to sell the security before its anticipated recovery. Accrued interest receivable on available-for-sale debt securities totaled $11.1 million as of March 31, 2022 ($10.1 million as of December 31, 2021) and is excluded from the estimate of credit losses.

The following tables present a rollforward by major security type for the quarters ended March 31, 2022 and 2021 of the ACL on debt securities available for sale:

	Quarter Ended March 31, 2022
	Private label	Puerto Rico Government
	MBS	Obligations	Total
(In thousands)
Beginning Balance	$797	$308	$1,105
Provision for credit losses - benefit	(388)	-	(388)
Net charge-offs	(6)	-	(6)
ACL on debt securities available for sale	$403	$308	$711

	Quarter Ended March 31, 2021
	Private label	Puerto Rico Government
	MBS	Obligations	Total
(In thousands)
Beginning Balance	$1,002	$308	$1,310
Provision for credit losses - benefit	(127)	-	(127)
ACL on debt securities available for sale	$875	$308	$1,183

Investments Held-to-Maturity

The amortized cost, gross unrecognized gains and losses, estimated fair value, ACL, weighted-average yield and contractual maturities of investment securities held to maturity as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Amortized cost			Fair value
		Gross Unrecognized			ACL
						Weighted - average yield %
		Gains	Losses
(Dollars in thousands)
Puerto Rico municipal bonds:
Due within one year	$2,598	$1	$4	$2,595	$93	5.39
After 1 to 5 years	14,903	541	151	15,293	550	2.40
After 5 to 10 years	90,790	1,683	3,639	88,834	6,774	4.28
After 10 years	69,768	-	7,676	62,092	4,907	4.07
Total investment securities
held to maturity	$178,059	$2,225	$11,470	$168,814	$12,324	4.06

	December 31, 2021
	Amortized cost			Fair value
		Gross Unrecognized
						Weighted - average yield %
		Gains	Losses		ACL
(Dollars in thousands)
Puerto Rico municipal bonds:
Due within one year	$2,995	$5	$-	$3,000	$70	5.39
After 1 to 5 years	14,785	526	156	15,155	347	2.35
After 5 to 10 years	90,584	1,555	3,139	89,000	3,258	4.25
After 10 years	69,769	-	9,777	59,992	4,896	4.06
Total investment securities
held to maturity	$178,133	$2,086	$13,072	$167,147	$8,571	4.04

The following tables show the Corporation’s held-to-maturity investments’ fair value and gross unrecognized losses, aggregated by investment category and length of time that individual securities had been in a continuous unrecognized loss position, as of March 31, 2022 and December 31, 2021, including debt securities for which an ACL was recorded.

As of March 31, 2022
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico municipal bonds	$-	$-	$138,389	$11,470	$138,389	$11,470

As of December 31, 2021
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico municipal bonds	$-	$-	$140,732	$13,072	$140,732	$13,072

The Corporation determines the ACL of Puerto Rico municipal bonds based on the product of a cumulative PD and LGD, and the amortized cost basis of the bonds over their remaining expected life, as described in Note 1 – Nature of Business and Summary of Significant Accounting Policies in the audited consolidated financial statements included in the 2021 Annual Report on Form 10-K.

The Corporation performs periodic credit quality reviews on these issuers. All of the Puerto Rico municipal bonds were current as to scheduled contractual payments as of March 31, 2022. The Puerto Rico municipal bonds had an ACL of $12.3 million as of March 31, 2022, a $3.7 million increase when compared to $8.6 million as of December 31, 2021, primarily reflecting the Corporation’s change of applying probability weights to the baseline and alternative downside economic scenarios to estimate the ACL and the associated impact on qualitative reserves. According to the Corporation’s policy, accrued interest receivable on held-to-maturity debt securities that totaled $1.7 million as of March 31, 2022 ($3.4 million as of December 31, 2021), was excluded from the estimate of credit losses.

The following table presents the activity in the ACL for debt securities held-to-maturity by major security type for the quarters ended March 31, 2022 and 2021:

	Puerto Rico Municipal Bonds
	Quarter Ended	Quarter Ended
	March 31, 2022	March 31, 2021
(In thousands)
Beginning balance	$8,571	$8,845
Provision for credit losses - expense	3,753	24
	$12,324	$8,869

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

From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and are classified as money market investments in the consolidated statements of financial condition. As of March 31, 2022 and December 31, 2021, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

Credit Quality Indicators:

The held-to-maturity investment securities portfolio consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Corporation monitors the credit quality of Puerto Rico municipal bonds held to maturity through the use of internal credit-risk ratings, which are generally updated on a quarterly basis. The Corporation considers a debt security held to maturity as a criticized asset if its risk rating is Special Mention, Substandard, Doubtful or Loss. Puerto Rico municipal bonds that do not meet the criteria for classification as criticized assets are considered to be pass-rated securities. For the definitions of the internal credit-risk ratings, refer to Note 5 – Investment Securities included in the 2021 Annual Report on Form 10-K.

The Corporation periodically reviews its assets to evaluate if they are properly classified, and to determine impairment, if any. The frequency of these reviews will depend on the amount of the aggregate outstanding debt, and the risk rating classification of the obligor.

The Corporation has a Loan Review Group that reports directly to the Corporation’s Risk Management Committee and administratively to the Chief Risk Officer. The Loan Review Group performs annual comprehensive credit process reviews of the Bank’s commercial loan portfolios, including the above-mentioned Puerto Rico municipal bonds accounted for as held-to-maturity securities. The objective of these loan reviews is to assess accuracy of the Bank’s determination and maintenance of loan risk rating and its adherence to lending policies, practices and procedures. The monitoring performed by this group contributes to the assessment of compliance with credit policies and underwriting standards, the determination of the current level of credit risk, the evaluation of the effectiveness of the credit management process and the identification of any deficiency that may arise in the credit-granting process. Based on its findings, the Loan Review Group recommends corrective actions, if necessary, that help in maintaining a sound credit process. The Loan Review Group reports the results of the credit process reviews to the Risk Management Committee.

As of March 31, 2022 and December 31, 2021, all Puerto Rico municipal bonds were classified as Pass.

No held-to-maturity debt securities were on nonaccrual status, 90 days past due and still accruing, or past due as of March 31, 2022 and December 31, 2021. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement.

NOTE 3 – LOANS HELD FOR INVESTMENT

The following provides information about the loan portfolio held for investment as of the indicated dates:

	As of March 31,	As of December 31,
	2022	2021
(In thousands)
Residential mortgage loans, mainly secured by first mortgages	$2,891,699	$2,978,895
Construction loans	111,908	138,999
Commercial mortgage loans	2,237,702	2,167,469
Commercial and Industrial ("C&I") loans (1) (2)	2,880,256	2,887,251
Consumer loans	2,976,140	2,888,044
Loans held for investment (3)	11,097,705	11,060,658
ACL on loans and finance leases	(245,447)	(269,030)
Loans held for investment, net	$10,852,258	$10,791,628

(1)	As of March 31, 2022 and December 31, 2021, includes $89.7 million and $145.0 million, respectively, of SBA PPP loans.
(2)

As of March 31, 2022 and December 31, 2021, includes $938.9 million and $952.1 million, respectively, of commercial loans that were secured by real estate but were not dependent upon the real estate for repayment.

(3)	Includes accretable fair value net purchase discounts of $33.9 million and $35.3 million as of March 31, 2022 and December 31, 2021, respectively.

The following tables present by portfolio classes the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of March 31, 2022 and the interest income recognized on nonaccrual loans for the quarters ended March 31, 2022 and 2021:

	As of March 31, 2022				Quarter Ended March 31, 2022	Quarter Ended March 31, 2021
Puerto Rico and Virgin Islands region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans (2)	Loans Past Due 90 days or more and Still Accruing (2)(3)	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$57,744	$-	$-
Conventional residential mortgage loans	2,839	40,360	43,199	24,636	166	312
Construction loans	982	1,561	2,543	2,269	14	15
Commercial mortgage loans	8,672	17,904	26,576	18,983	79	50
C&I loans	10,395	6,810	17,205	9,782	31	17
Consumer Loans:
Auto loans	2,548	4,664	7,212	-	18	22
Finance leases	278	682	960	-	1	1
Personal loans	-	1,140	1,140	-	19	28
Credit cards	-	-	-	3,579	-	-
Other consumer loans	18	1,481	1,499	-	2	-
Total loans held for investment (1)	$25,732	$74,602	$100,334	$116,993	$330	$445

(1)	Nonaccrual loans exclude $348.3 million of TDR loans that were in compliance with modified terms and in accrual status as of March 31, 2022.
(2)

Nonaccrual loans exclude purchase with credit deterioration ("PCD") loans previously accounted for under Accounting Standard Codification ("ASC") Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC Subtopic 310-30") for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of March 31, 2022 was $113.5 million. The portion of such loans contractually past due 90 days or more, amounting to $18.0 million as of March 31, 2022 ($16.4 million conventional residential mortgage loans and $1.6 million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.

(3)

These include rebooked loans, which were previously pooled into GNMA securities amounting to $9.5 million as of March 31, 2022. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

	As of March 31, 2022				Quarter Ended March 31, 2022	Quarter Ended March 31, 2021
Florida region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$121	$-	$-
Conventional residential mortgage loans	-	5,619	5,619	-	41	64
Construction loans	-	-	-	-	-	-
Commercial mortgage loans	-	-	-	-	-	-
C&I loans	445	479	924	10	16	18
Consumer Loans:
Auto loans	-	22	22	-	-	-
Finance leases	-	-	-	-	-	-
Personal loans	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-
Other consumer loans	-	131	131	-	2	5
Total loans held for investment (1)	$445	$6,251	$6,696	$131	$59	$87

(1)	Nonaccrual loans exclude $5.7 million of TDR loans that were in compliance with modified terms and in accrual status as of March 31, 2022.

	As of March 31, 2022				Quarter Ended March 31, 2022	Quarter Ended March 31, 2021
Total	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans (2)	Loans Past Due 90 days or more and Still Accruing (2)(3)	Interest Income Recognized on Nonaccrual Loans	Interest Income Recognized on Nonaccrual Loans
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$57,865	$-	$-
Conventional residential mortgage loans	2,839	45,979	48,818	24,636	207	376
Construction loans	982	1,561	2,543	2,269	14	15
Commercial mortgage loans	8,672	17,904	26,576	18,983	79	50
C&I loans	10,840	7,289	18,129	9,792	47	35
Consumer Loans:
Auto loans	2,548	4,686	7,234	-	18	22
Finance leases	278	682	960	-	1	1
Personal loans	-	1,140	1,140	-	19	28
Credit cards	-	-	-	3,579	-	-
Other consumer loans	18	1,612	1,630	-	4	5
Total loans held for investment (1)	$26,177	$80,853	$107,030	$117,124	$389	$532

(1)	Nonaccrual loans exclude $354.0 million of TDR loans that were in compliance with modified terms and in accrual status as of March 31, 2022.
(2)

Nonaccrual loans excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of March 31, 2022 was $113.5 million. The portion of such loans contractually past due 90 days or more, amounting to $18.0 million as of March 31, 2022 ($16.4 million conventional residential mortgage loans and $1.6 million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.

(3)

These include rebooked loans, which were previously pooled into GNMA securities, amounting to $9.5 million as of March 31, 2022. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

The following tables present by portfolio classes the amortized cost basis of loans on nonaccrual status and loans past due 90 days or more and still accruing as of December 31, 2021:

	As of December 31, 2021
Puerto Rico and Virgin Islands region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans (2)	Loans Past Due 90 days or more and Still Accruing (2)(3)
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$65,394
Conventional residential mortgage loans	3,689	44,286	47,975	28,433
Construction loans	1,000	1,664	2,664	-
Commercial mortgage loans	8,289	17,048	25,337	9,919
C&I loans	10,925	5,259	16,184	7,766
Consumer Loans:
Auto loans	3,146	3,538	6,684	-
Finance leases	196	670	866	-
Personal loans	-	1,208	1,208	-
Credit cards	-	-	-	2,985
Other consumer loans	20	1,543	1,563	-
Total loans held for investment (1)	$27,265	$75,216	$102,481	$114,497

(1)	Nonaccrual loans exclude $357.7 million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2021.
(2)

Nonaccrual loans exclude PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of December 31, 2021 was $117.5 million. The portion of such loans contractually past due 90 days or more, amounting to $20.6 million as of December 31, 2021 ($19.1 million conventional residential mortgage loans and $1.5 million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.

(3)

These include rebooked loans, which were previously pooled into GNMA securities amounting to $7.2 million as of December 31, 2021. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

	As of December 31, 2021
Florida region	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans	Loans Past Due 90 days or more and Still Accruing
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$121
Conventional residential mortgage loans	-	7,152	7,152	-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	468	483	951	61
Consumer Loans:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	-	-	-	-
Other consumer loans	-	133	133	-
Total loans held for investment (1)	$468	$7,768	$8,236	$182

(1)	Nonaccrual loans exclude $5.7 million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2021.

	As of December 31, 2021
Total	Nonaccrual Loans with No ACL	Nonaccrual Loans with ACL	Total Nonaccrual Loans (2)	Loans Past Due 90 days or more and Still Accruing (2)(3)
(In thousands)

Residential mortgage loans, mainly secured
by first mortgages:
FHA\VA government-guaranteed	$-	$-	$-	$65,515
Conventional residential mortgage loans	3,689	51,438	55,127	28,433
Construction loans	1,000	1,664	2,664	-
Commercial mortgage loans	8,289	17,048	25,337	9,919
C&I loans	11,393	5,742	17,135	7,827
Consumer Loans:
Auto loans	3,146	3,538	6,684	-
Finance leases	196	670	866	-
Personal loans	-	1,208	1,208	-
Credit cards	-	-	-	2,985
Other consumer loans	20	1,676	1,696	-
Total loans held for investment (1)	$27,733	$82,984	$110,717	$114,679

(1)	Nonaccrual loans exclude $363.4 million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2021.
(2)

Nonaccrual loans excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of December 31, 2021 was $117.5 million. The portion of such loans contractually past due 90 days or more, amounting to $20.6 million as of December 31, 2021 ($19.1 million conventional residential mortgage loans and $1.5 million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.

(3)

These include rebooked loans, which were previously pooled into GNMA securities, amounting to $7.2 million as of December 31, 2021. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

When a loan is placed on nonaccrual status, any accrued but uncollected interest income is reversed and charged against interest income and amortization of any net deferred fees is suspended. The amount of accrued interest reversed against interest income totaled $0.4 million for the first quarter of 2022 ($1.0 million for the first quarter of 2021).

As of March 31, 2022, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $84.8 million, including $37.7 million of loans insured by the FHA or guaranteed by the VA, and $11.7 million of PCD loans acquired prior to the adoption on January 1, 2020 of CECL and for which the Corporation made the accounting policy election of maintaining pools of loans previously accounted for under ASC 310-30 as “units of account.” The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent, in accordance with the requirements of the Consumer Financial Protection Bureau (“CFPB”). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Judicial states (i.e., Puerto Rico, Florida and the USVI) require the foreclosure to be processed through the state’s court while foreclosure in non-judicial states (i.e., the BVI) is processed without court intervention. Foreclosure timelines vary according to local jurisdiction law and investor guidelines. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays, and title issues.

The Corporation’s aging of the loan portfolio held for investment by portfolio classes as of March 31, 2022 is as follows:

As of March 31, 2022
Puerto Rico and Virgin Islands region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2) (3)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,254	$57,744	$59,998	$60,276	$120,274
Conventional residential mortgage loans (4)	-	29,830	67,835	97,665	2,269,154	2,366,819
Commercial loans:
Construction loans	63	-	4,812	4,875	40,545	45,420
Commercial mortgage loans (4)	6,017	5,880	45,559	57,456	1,676,401	1,733,857
C&I loans	5,704	6,675	26,987	39,366	1,887,560	1,926,926
Consumer loans:
Auto loans	21,961	3,948	7,212	33,121	1,596,528	1,629,649
Finance leases	4,870	1,254	960	7,084	599,182	606,266
Personal loans	2,633	1,510	1,140	5,283	304,364	309,647
Credit cards	3,039	1,681	3,579	8,299	280,093	288,392
Other consumer loans	1,615	751	1,499	3,865	124,180	128,045
Total loans held for investment	$45,902	$53,783	$217,327	$317,012	$8,838,283	$9,155,295

(1)

Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $38.6 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(3)

As of March 31, 2022, includes $9.5 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, and commercial mortgage loans past due 30-59 days, but less than two payments in arrears, as of March 31, 2022 amounted to $5.9 million, $54.0 million, and $0.9 million, respectively.

As of March 31, 2022
Florida region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2)	$-	$-	$121	$121	$615	$736
Conventional residential mortgage loans (3)	-	-	5,619	5,619	398,251	403,870
Commercial loans:
Construction loans	-	-	-	-	66,488	66,488
Commercial mortgage loans	-	-	-	-	503,845	503,845
C&I loans	307	-	934	1,241	952,089	953,330
Consumer loans:
Auto loans	299	95	22	416	6,650	7,066
Finance leases	-	-	-	-	-	-
Personal loans	-	-	-	-	410	410
Credit cards	-	-	-	-	-	-
Other consumer loans	13	-	131	144	6,521	6,665
Total loans held for investment	$619	$95	$6,827	$7,541	$1,934,869	$1,942,410

(1)	Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans).
(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $0.1 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(3)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. Conventional residential mortgage loans past due 30-59 days, but less than two payments in arrears, as of March 31, 2022 amounted to $7.7 million.

As of March 31, 2022
Total	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2) (3)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,254	$57,865	$60,119	$60,891	$121,010
Conventional residential mortgage loans (4)	-	29,830	73,454	103,284	2,667,405	2,770,689
Commercial loans:
Construction loans	63	-	4,812	4,875	107,033	111,908
Commercial mortgage loans (4)	6,017	5,880	45,559	57,456	2,180,246	2,237,702
C&I loans	6,011	6,675	27,921	40,607	2,839,649	2,880,256
Consumer loans:
Auto loans	22,260	4,043	7,234	33,537	1,603,178	1,636,715
Finance leases	4,870	1,254	960	7,084	599,182	606,266
Personal loans	2,633	1,510	1,140	5,283	304,774	310,057
Credit cards	3,039	1,681	3,579	8,299	280,093	288,392
Other consumer loans	1,628	751	1,630	4,009	130,701	134,710
Total loans held for investment	$46,521	$53,878	$224,154	$324,553	$10,773,152	$11,097,705

(1)

Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans and credit cards). Credit card loans continue to accrue finance charges and fees until charged-off at 180 days.

(2)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $38.7 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(3)

As of Mach 31, 2022, includes $9.5 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, and commercial mortgage loans past due 30-59 days, but less than two payments in arrears, as of March 31, 2022 amounted to $5.9 million, $61.7 million, and $0.9 million, respectively.

The Corporation’s aging of the loan portfolio held for investment by portfolio classes as of December 31, 2021 is as follows:

As of December 31, 2021
Puerto Rico and Virgin Islands region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2) (3)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,355	$65,394	$67,749	$56,903	$124,652
Conventional residential mortgage loans (4)	-	29,724	76,408	106,132	2,318,789	2,424,921
Commercial loans:
Construction loans	18	-	2,664	2,682	40,451	43,133
Commercial mortgage loans (4)	2,402	436	35,256	38,094	1,664,137	1,702,231
C&I loans	2,007	1,782	23,950	27,739	1,918,858	1,946,597
Consumer loans:
Auto loans	26,020	4,828	6,684	37,532	1,525,249	1,562,781
Finance leases	4,820	713	866	6,399	568,606	575,005
Personal loans	3,299	1,285	1,208	5,792	310,283	316,075
Credit cards	3,158	1,904	2,985	8,047	282,179	290,226
Other consumer loans	1,985	811	1,563	4,359	123,938	128,297
Total loans held for investment	$43,709	$43,838	$216,978	$304,525	$8,809,393	$9,113,918

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

(3)

As of December 31, 2021, includes $7.2 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, and commercial mortgage loans past due 30-59 days, but less than two payments in arrears, as of December 31, 2021 amounted to $6.1 million, $63.1 million, and $0.7 million, respectively.

As of December 31, 2021
Florida region	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2)	$-	$-	$121	$121	$619	$740
Conventional residential mortgage loans (3)	-	2,108	7,152	9,260	419,322	428,582
Commercial loans:
Construction loans	-	-	-	-	95,866	95,866
Commercial mortgage loans	-	-	-	-	465,238	465,238
C&I loans	40	63	1,012	1,115	939,539	940,654
Consumer loans:
Auto loans	442	121	-	563	8,196	8,759
Finance leases	-	-	-	-	-	-
Personal loans	-	-	-	-	107	107
Credit cards	-	-	-	-	-	-
Other consumer loans	11	-	133	144	6,650	6,794
Total loans held for investment	$493	$2,292	$8,418	$11,203	$1,935,537	$1,946,740

(1)	Includes nonaccrual loans and accruing loans that were contractually delinquent 90 days or more (i.e., FHA/VA guaranteed loans).
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

(3)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. Conventional residential mortgage loans past due 30-59 days, but less than two payments in arrears, as of December 31, 2021 amounted to $2.9 million.

As of December 31, 2021
Total	30-59 Days Past Due	60-89 Days Past Due	90 days or more Past Due (1) (2) (3)	Total Past Due	Current	Total loans held for investment
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (2) (3) (4)	$-	$2,355	$65,515	$67,870	$57,522	$125,392
Conventional residential mortgage loans (4)	-	31,832	83,560	115,392	2,738,111	2,853,503
Commercial loans:
Construction loans	18	-	2,664	2,682	136,317	138,999
Commercial mortgage loans (4)	2,402	436	35,256	38,094	2,129,375	2,167,469
C&I loans	2,047	1,845	24,962	28,854	2,858,397	2,887,251
Consumer loans:
Auto loans	26,462	4,949	6,684	38,095	1,533,445	1,571,540
Finance leases	4,820	713	866	6,399	568,606	575,005
Personal loans	3,299	1,285	1,208	5,792	310,390	316,182
Credit cards	3,158	1,904	2,985	8,047	282,179	290,226
Other consumer loans	1,996	811	1,696	4,503	130,588	135,091
Total loans held for investment	$44,202	$46,130	$225,396	$315,728	$10,744,930	$11,060,658

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

(3)

As of December 31, 2021, includes $7.2 million of defaulted loans collateralizing GNMA securities for which the Corporation has an unconditional option (but not an obligation) to repurchase the defaulted loans.

(4)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, and commercial mortgage loans past due 30-59 days, but less than two payments in arrears, as of December 31, 2021 amounted to $6.1 million, $66.0 million, and $0.7 million, respectively.

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes non-homogeneous loans, such as commercial mortgage, commercial and industrial, and construction loans individually to classify the loans’ credit risk. As mentioned above, the Corporation periodically reviews its commercial and construction loans to evaluate if they are properly classified. The frequency of these reviews will depend on the amount of the aggregate outstanding debt, and the risk rating classification of the obligor. In addition, during the renewal and annual review process of applicable credit facilities, the Corporation evaluates the corresponding loan grades. The Corporation uses the same definition for risk ratings as those described for Puerto Rico municipal bonds accounted for as held-to-maturity securities, as discussed in Note 5 – Investment Securities, in the 2021 Annual Report on Form 10-K.

For residential mortgage and consumer loans, the Corporation also evaluates credit quality based on its interest accrual status.

Based on the most recent analysis performed, the amortized cost of commercial and construction loans by portfolio classes and by origination year based on the internal credit-risk category as of March 31, 2022 and the amortized cost of commercial and construction loans by portfolio classes based on the internal credit-risk category as of December 31, 2021 was as follows:

	As of March 31, 2022
Puerto Rico and Virgin Islands region	Term Loans								As of December 31, 2021
	Amortized Cost Basis by Origination Year (1)
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$-	$3,222	$10,366	$22,187	$-	$4,988	$-	$40,763	$38,066
Criticized:
Special Mention	-	-	-	763	-	-	-	763	765
Substandard	-	-	-	-	560	3,334	-	3,894	4,302
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$-	$3,222	$10,366	$22,950	$560	$8,322	$-	$45,420	$43,133

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$77,512	$157,048	$362,643	$212,643	$207,859	$412,942	$13	$1,430,660	$1,395,569
Criticized:
Special Mention	-	-	10,517	86,271	19,071	139,787	-	255,646	259,263
Substandard	140	1,385	-	2,976	775	42,275	-	47,551	47,399
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$77,652	$158,433	$373,160	$301,890	$227,705	$595,004	$13	$1,733,857	$1,702,231

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$15,449	$270,721	$197,640	$341,326	$176,703	$326,633	$508,459	$1,836,931	$1,852,552
Criticized:
Special Mention	-	9,493	1,332	415	242	11,192	6,501	29,175	32,650
Substandard	247	437	1,434	14,175	2,052	36,137	6,338	60,820	61,395
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$15,696	$280,651	$200,406	$355,916	$178,997	$373,962	$521,298	$1,926,926	$1,946,597

(1) Excludes accrued interest receivable.

			As of March 31, 2022
			Term Loans						As of December 31, 2021
Florida region			Amortized Cost Basis by Origination Year (1)
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$6,982	$37,839	$-	$83	$21,584	$-	$-	$66,488	$95,866
Criticized:
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$6,982	$37,839	$-	$83	$21,584	$-	$-	$66,488	$95,866

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$43,530	$92,525	$81,498	$86,030	$70,448	$60,170	$19,965	$454,166	$404,304
Criticized:
Special Mention	-	-	8,270	13,527	6,734	20,834	-	49,365	60,618
Substandard	-	-	-	-	-	314	-	314	316
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$43,530	$92,525	$89,768	$99,557	$77,182	$81,318	$19,965	$503,845	$465,238

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$38,289	$211,235	$93,566	$223,963	$115,721	$63,524	$80,989	$827,287	$826,823
Criticized:
Special Mention	-	-	-	18,878	13,076	12,556	17,973	62,483	49,946
Substandard	-	-	24,196	34,502	-	4,527	335	63,560	63,885
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$38,289	$211,235	$117,762	$277,343	$128,797	$80,607	$99,297	$953,330	$940,654

(1) Excludes accrued interest receivable.

	As of March 31, 2022
Total	Term Loans								As of December 31, 2021
	Amortized Cost Basis by Origination Year (1)
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total	Total

CONSTRUCTION
Risk Ratings:
Pass	$6,982	$41,061	$10,366	$22,270	$21,584	$4,988	$-	$107,251	$133,932
Criticized:
Special Mention	-	-	-	763	-	-	-	763	765
Substandard	-	-	-	-	560	3,334	-	3,894	4,302
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$6,982	$41,061	$10,366	$23,033	$22,144	$8,322	$-	$111,908	$138,999

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$121,042	$249,573	$444,141	$298,673	$278,307	$473,112	$19,978	$1,884,826	$1,799,873
Criticized:
Special Mention	-	-	18,787	99,798	25,805	160,621	-	305,011	319,881
Substandard	140	1,385	-	2,976	775	42,589	-	47,865	47,715
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$121,182	$250,958	$462,928	$401,447	$304,887	$676,322	$19,978	$2,237,702	$2,167,469

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$53,738	$481,956	$291,206	$565,289	$292,424	$390,157	$589,448	$2,664,218	$2,679,375
Criticized:
Special Mention	-	9,493	1,332	19,293	13,318	23,748	24,474	91,658	82,596
Substandard	247	437	25,630	48,677	2,052	40,664	6,673	124,380	125,280
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$53,985	$491,886	$318,168	$633,259	$307,794	$454,569	$620,595	$2,880,256	$2,887,251

(1) Excludes accrued interest receivable.

The following table presents the amortized cost of residential mortgage loans by origination year based on accrual status as of March 31, 2022, and the amortized cost of residential mortgage loans by accrual status as of December 31, 2021:

	As of March 31, 2022								As of December 31, 2021
	Term Loans
	Amortized Cost Basis by Origination Year (1)
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Puerto Rico and Virgin Islands Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing	$-	$183	$567	$959	$2,286	$116,279	$-	$120,274	$124,652
Non-Performing	-	-	-	-	-	-	-	-	-
Total FHA/VA government-guaranteed loans	$-	$183	$567	$959	$2,286	$116,279	$-	$120,274	$124,652

Conventional residential mortgage loans:
Accrual Status:
Performing	$33,248	$78,995	$33,191	$55,682	$82,269	$2,040,235	$-	$2,323,620	$2,376,946
Non-Performing	-	35	-	113	279	42,772	-	43,199	47,975
Total conventional residential mortgage loans	$33,248	$79,030	$33,191	$55,795	$82,548	$2,083,007	$-	$2,366,819	$2,424,921

Total:
Accrual Status:
Performing	$33,248	$79,178	$33,758	$56,641	$84,555	$2,156,514	$-	$2,443,894	$2,501,598
Non-Performing	-	35	-	113	279	42,772	-	43,199	47,975
Total residential mortgage loans in Puerto Rico and Virgin Islands Region	$33,248	$79,213	$33,758	$56,754	$84,834	$2,199,286	$-	$2,487,093	$2,549,573

(1)	Excludes accrued interest receivable.

	As of March 31, 2022								As of December 31, 2021
	Term Loans
	Amortized Cost Basis by Origination Year (1)
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing	$-	$-	$-	$-	$-	$736	$-	$736	$740
Non-Performing	-	-	-	-	-	-	-	-	-
Total FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-	$736	$-	$736	$740

Conventional residential mortgage loans:
Accrual Status:
Performing	$9,299	$52,509	$35,178	$35,736	$45,770	$219,759	$-	$398,251	$421,430
Non-Performing	-	-	-	292	-	5,327	-	5,619	7,152
Total conventional residential mortgage loans	$9,299	$52,509	$35,178	$36,028	$45,770	$225,086	$-	$403,870	$428,582

Total:
Accrual Status:
Performing	$9,299	$52,509	$35,178	$35,736	$45,770	$220,495	$-	$398,987	$422,170
Non-Performing	-	-	-	292	-	5,327	-	5,619	7,152
Total residential mortgage loans in Florida region	$9,299	$52,509	$35,178	$36,028	$45,770	$225,822	$-	$404,606	$429,322

(1)	Excludes accrued interest receivable.

	As of March 31, 2022								As of December 31, 2021
	Term Loans
	Amortized Cost Basis by Origination Year (1)
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing	$-	$183	$567	$959	$2,286	$117,015	$-	$121,010	$125,392
Non-Performing	-	-	-	-	-	-	-	-	-
Total FHA/VA government-guaranteed loans	$-	$183	$567	$959	$2,286	$117,015	$-	$121,010	$125,392

Conventional residential mortgage loans:
Accrual Status:
Performing	$42,547	$131,504	$68,369	$91,418	$128,039	$2,259,994	$-	$2,721,871	$2,798,376
Non-Performing	-	35	-	405	279	48,099	-	48,818	55,127
Total conventional residential mortgage loans	$42,547	$131,539	$68,369	$91,823	$128,318	$2,308,093	$-	$2,770,689	$2,853,503

Total:
Accrual Status:
Performing	$42,547	$131,687	$68,936	$92,377	$130,325	$2,377,009	$-	$2,842,881	$2,923,768
Non-Performing	-	35	-	405	279	48,099	-	48,818	55,127
Total residential mortgage loans	$42,547	$131,722	$68,936	$92,782	$130,604	$2,425,108	$-	$2,891,699	$2,978,895

(1)	Excludes accrued interest receivable.

The following tables present the amortized cost of consumer loans by origination year based on accrual status as of March 31, 2022 and the amortized cost of consumer loans by accrual status as of December 31, 2021:

	As of March 31, 2022								As of December 31, 2021
	Term Loans
	Amortized Cost Basis by Origination Year (1)
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Puerto Rico and Virgin Islands Region:
Auto loans:
Accrual Status:
Performing	$189,161	$613,735	$324,347	$274,903	$141,796	$78,495	$-	$1,622,437	$1,556,097
Non-Performing	-	1,275	926	1,820	1,423	1,768	-	7,212	6,684
Total auto loans	$189,161	$615,010	$325,273	$276,723	$143,219	$80,263	$-	$1,629,649	$1,562,781

Finance leases:
Accrual Status:
Performing	$72,035	$220,610	$108,440	$105,971	$68,243	$30,007	$-	$605,306	$574,139
Non-Performing	-	16	61	411	201	271	-	960	866
Total finance leases	$72,035	$220,626	$108,501	$106,382	$68,444	$30,278	$-	$606,266	$575,005

Personal loans:
Accrual Status:
Performing	$31,809	$78,715	$46,085	$85,006	$38,945	$27,947	$-	$308,507	$314,867
Non-Performing	-	127	227	392	168	226	-	1,140	1,208
Total personal loans	$31,809	$78,842	$46,312	$85,398	$39,113	$28,173	$-	$309,647	$316,075

Credit cards:
Accrual Status:
Performing	$-	$-	$-	$-	$-	$-	$288,392	$288,392	$290,226
Non-Performing	-	-	-	-	-	-	-	-	-
Total credit cards	$-	$-	$-	$-	$-	$-	$288,392	$288,392	$290,226

Other consumer loans:
Accrual Status:
Performing	$20,841	$46,300	$15,153	$21,115	$7,295	$7,381	$8,461	$126,546	$126,734
Non-Performing	-	278	87	175	33	775	151	1,499	1,563
Total other consumer loans	$20,841	$46,578	$15,240	$21,290	$7,328	$8,156	$8,612	$128,045	$128,297

Total:
Performing	$313,846	$959,360	$494,025	$486,995	$256,279	$143,830	$296,853	$2,951,188	$2,862,063
Non-Performing	-	1,696	1,301	2,798	1,825	3,040	151	10,811	10,321
Total consumer loans in Puerto Rico and Virgin Islands region	$313,846	$961,056	$495,326	$489,793	$258,104	$146,870	$297,004	$2,961,999	$2,872,384

(1)	Excludes accrued interest receivable.

	As of March 31, 2022								As of December 31, 2021
	Term Loans
	Amortized Cost Basis by Origination Year (1)
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Florida Region:
Auto loans:
Accrual Status:
Performing	$-	$-	$-	$538	$3,924	$2,582	$-	$7,044	$8,759
Non-Performing	-	-	-	2	15	5	-	22	-
Total auto loans	$-	$-	$-	$540	$3,939	$2,587	$-	$7,066	$8,759

Finance leases:
Accrual Status:
Performing	$-	$-	$-	$-	$-	$-	$-	$-	$-
Non-Performing	-	-	-	-	-	-	-	-	-
Total finance leases	$-	$-	$-	$-	$-	$-	$-	$-	$-

Personal loans:
Accrual Status:
Performing	$311	$71	$20	$8	$-	$-	$-	$410	$107
Non-Performing	-	-	-	-	-	-	-	-	-
Total personal loans	$311	$71	$20	$8	$-	$-	$-	$410	$107

Credit cards:
Accrual Status:
Performing	$-	$-	$-	$-	$-	$-	$-	$-	$-
Non-Performing	-	-	-	-	-	-	-	-	-
Total credit cards	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other consumer loans:
Accrual Status:
Performing	$-	$236	$478	$-	$40	$3,235	$2,545	$6,534	$6,661
Non-Performing	-	-	-	-	-	23	108	131	133
Total other consumer loans	$-	$236	$478	$-	$40	$3,258	$2,653	$6,665	$6,794

Total:
Performing	$311	$307	$498	$546	$3,964	$5,817	$2,545	$13,988	$15,527
Non-Performing	-	-	-	2	15	28	108	153	133
Total consumer loans in Florida region	$311	$307	$498	$548	$3,979	$5,845	$2,653	$14,141	$15,660

(1)	Excludes accrued interest receivable.

	As of March 31, 2022								As of December 31, 2021
	Term Loans
	Amortized Cost Basis by Origination Year (1)
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Total:
Auto loans:
Accrual Status:
Performing	$189,161	$613,735	$324,347	$275,441	$145,720	$81,077	$-	$1,629,481	$1,564,856
Non-Performing	-	1,275	926	1,822	1,438	1,773	-	7,234	6,684
Total auto loans	$189,161	$615,010	$325,273	$277,263	$147,158	$82,850	$-	$1,636,715	$1,571,540

Finance leases:
Accrual Status:
Performing	$72,035	$220,610	$108,440	$105,971	$68,243	$30,007	$-	$605,306	$574,139
Non-Performing	-	16	61	411	201	271	-	960	866
Total finance leases	$72,035	$220,626	$108,501	$106,382	$68,444	$30,278	$-	$606,266	$575,005

Personal loans:
Accrual Status:
Performing	$32,120	$78,786	$46,105	$85,014	$38,945	$27,947	$-	$308,917	$314,974
Non-Performing	-	127	227	392	168	226	-	1,140	1,208
Total personal loans	$32,120	$78,913	$46,332	$85,406	$39,113	$28,173	$-	$310,057	$316,182

Credit cards:
Accrual Status:
Performing	$-	$-	$-	$-	$-	$-	$288,392	$288,392	$290,226
Non-Performing	-	-	-	-	-	-	-	-	-
Total credit cards	$-	$-	$-	$-	$-	$-	$288,392	$288,392	$290,226

Other consumer loans:
Accrual Status:
Performing	$20,841	$46,536	$15,631	$21,115	$7,335	$10,616	$11,006	$133,080	$133,395
Non-Performing	-	278	87	175	33	798	259	1,630	1,696
Total other consumer loans	$20,841	$46,814	$15,718	$21,290	$7,368	$11,414	$11,265	$134,710	$135,091

Total:
Performing	$314,157	$959,667	$494,523	$487,541	$260,243	$149,647	$299,398	$2,965,176	$2,877,590
Non-Performing	-	1,696	1,301	2,800	1,840	3,068	259	10,964	10,454
Total consumer loans	$314,157	$961,363	$495,824	$490,341	$262,083	$152,715	$299,657	$2,976,140	$2,888,044

(1)	Excludes accrued interest receivable.

Accrued interest receivable on loans totaled $44.6 million as of March 31, 2022 ($48.1 million as of December 31, 2021), and was reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and is excluded from the estimate of credit losses.

The following tables present information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of March 31, 2022 and December 31, 2021:

March 31, 2022
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
Puerto Rico and Virgin Islands region	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	44,315	3,130	111	44,426	3,130
Commercial loans:
Construction loans	-	-	1,515	1,515	-
Commercial mortgage loans	9,394	1,019	54,137	63,531	1,019
C&I loans	21,894	3,516	17,117	39,011	3,516
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	57	1	-	57	1
Credit cards	-	-	-	-	-
Other consumer loans	780	111	-	780	111
	$76,440	$7,777	$72,880	$149,320	$7,777

March 31, 2022
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
Florida region	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	2,862	200	-	2,862	200
Commercial loans:
Construction loans	-	-	-	-	-
Commercial mortgage loans	-	-	2,248	2,248	-
C&I loans	-	-	445	445	-
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	-	-	-	-	-
Credit cards	-	-	-	-	-
Other consumer loans	-	-	-	-	-
	$2,862	$200	$2,693	$5,555	$200

March 31, 2022
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
Total	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	47,177	3,330	111	47,288	3,330
Commercial loans:
Construction loans	-	-	1,515	1,515	-
Commercial mortgage loans	9,394	1,019	56,385	65,779	1,019
C&I loans	21,894	3,516	17,562	39,456	3,516
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	57	1	-	57	1
Credit cards	-	-	-	-	-
Other consumer loans	780	111	-	780	111
	$79,302	$7,977	$75,573	$154,875	$7,977

December 31, 2021
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
Puerto Rico and Virgin Islands region	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	48,398	3,731	781	49,179	3,731
Commercial loans:
Construction loans	-	-	1,797	1,797	-
Commercial mortgage loans	9,908	1,152	54,096	64,004	1,152
C&I loans	5,781	670	33,575	39,356	670
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	78	1	-	78	1
Credit cards	-	-	-	-	-
Other consumer loans	782	98	-	782	98
	$64,947	$5,652	$90,249	$155,196	$5,652

December 31, 2021
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
Florida region	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	3,373	235	-	3,373	235
Commercial loans:
Construction loans	-	-	-	-	-
Commercial mortgage loans	-	-	2,265	2,265	-
C&I loans	-	-	468	468	-
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	-	-	-	-	-
Credit cards	-	-	-	-	-
Other consumer loans	-	-	-	-	-
	$3,373	$235	$2,733	$6,106	$235

December 31, 2021
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
Total	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	51,771	3,966	781	52,552	3,966
Commercial loans:
Construction loans	-	-	1,797	1,797	-
Commercial mortgage loans	9,908	1,152	56,361	66,269	1,152
C&I loans	5,781	670	34,043	39,824	670
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	78	1	-	78	1
Credit cards	-	-	-	-	-
Other consumer loans	782	98	-	782	98
	$68,320	$5,887	$92,982	$161,302	$5,887

The allowance related to collateral dependent loans reported in the tables above includes qualitative adjustments applied to the loan portfolio that consider possible changes in circumstances that could ultimately impact credit losses and might not be reflected in historical data or forecasted data incorporated in the quantitative models. The underlying collateral for residential mortgage and consumer collateral dependent loans consisted of single-family residential properties, and for commercial and construction loans consisted primarily of office buildings, multifamily residential properties, and retail establishments. The weighted-average loan-to-value coverage for collateral dependent loans as of March 31, 2022 was 75%, compared to 78% as of December 31, 2021. There were no significant changes in the extent to which collateral secured the Corporation’s collateral dependent financial assets during the first quarter of 2022.

Purchases and Sales of Loans

During the quarter ended March 31, 2022, the Corporation transferred $41.5 million in residential mortgage loans to GNMA, which packaged them into MBS for sale in the secondary market, compared to $55.3 million for the same period in 2021. Also, during the first quarter of 2022, the Corporation sold approximately $52.4 million of performing residential mortgage loans to FNMA and FHLMC, compared to sales of $95.4 million for the same period in 2021. The Corporation’s continuing involvement with the loans it sells consists primarily of servicing the loans. In addition, the Corporation agrees to repurchase loans if it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans pooled into GNMA MBS, the Corporation holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when the borrower fails to make any payment for three consecutive months. This option gives the Corporation the ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA.

Under ASC Topic 860, “Transfer and Servicing,” once the Corporation has the unilateral ability to repurchase the delinquent loan, it is considered to have regained effective control over the loan and is required to recognize the loan and a corresponding repurchase liability on the balance sheet regardless of the Corporation’s intent to repurchase the loan. As of March 31, 2022 and December 31, 2021, rebooked GNMA delinquent loans that were included in the residential mortgage loan portfolio amounted to $9.5 million and $7.2 million, respectively.

During the first quarter of 2022 and 2021, the Corporation repurchased, pursuant to the aforementioned repurchase option, $0.5 million and $0.3 million, respectively, of loans previously pooled into GNMA MBS. The principal balance of these loans is fully guaranteed and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA, which is computed at the loan’s interest rate, and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA. On May 14, 2020, in response to the national emergency declared by the U.S. President related to the COVID-19 pandemic, GNMA announced a temporary relief that excludes any new borrower delinquencies, occurring on or after April 2020, from the calculation of delinquency and default ratios established in the GNMA MBS guide. This exclusion was extended automatically to issuers that were compliant with GNMA delinquency rate thresholds as reflected by their April 2020 investor accounting report, reflecting March 2020 servicing data. The exemptions and delinquent loan exclusions will automatically expire on July 31, 2022, unless earlier rescinded or extended by GNMA, or the end of the national emergency, whichever comes earlier. Historically, losses for violations of representations and warranties, and on optional repurchases of GNMA delinquent loans, have been immaterial and no provision has been made at the time of sale.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $2 thousand and $0.3 million during the first quarter of 2022 and 2021, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies.

During the first quarter of 2021, a criticized commercial loan participation amounting to $14.3 million was sold.

In addition, during the first quarter of 2022 and 2021, the Corporation purchased commercial and industrial loans participations in the Florida region totaling $46.4 million and $15.1 million, respectively.

Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment portfolio of $11.1 billion as of March 31, 2022, credit risk concentration was approximately 79% in Puerto Rico, 18% in the United States, and 3% in the USVI and BVI.

As of March 31, 2022, the Corporation had $175.2 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $178.4 million as of December 31, 2021. As of March 31, 2022, approximately $100.2 million consisted of loans extended to municipalities in Puerto Rico that are general obligations supported by assigned property tax revenues, and $31.3 million consisted of municipal special obligation bonds. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of budgetary subsidies provided by the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required to satisfy the payment of all of their respective general obligation bonds and notes. Late in 2015, the Government Development Bank for Puerto Rico (“GDB”) and the Municipal Revenue Collection Center (“CRIM”) signed and perfected a deed of trust. Through this deed, the Puerto Rico Fiscal Agency and Financial Advisory Authority, as fiduciary, is bound to keep the CRIM funds separate from any other deposits and must distribute the funds pursuant to applicable law. The CRIM funds are deposited at another commercial depository financial institution in Puerto Rico. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of March 31, 2022 included $12.3 million in loans granted to an affiliate of the Puerto Rico Electric Power Authority (“PREPA”) and $31.4 million in loans to an agency of the Puerto Rico central government.

In addition, as of March 31, 2022, the Corporation had $90.6 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, a government instrumentality that has been designated as a covered entity under PROMESA, compared to $92.8 million as of December 31, 2021. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently-released audited financial statements of the PRHFA, as of June 30, 2019, the PRHFA’s mortgage loans insurance program covered loans in an aggregate amount of approximately $557 million. The regulations adopted by the PRHFA, requires the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance program. As of June 30, 2019, the most recent date as of which information is available, the PRHFA had an unrestricted deficit of approximately $5.2 million with respect to required reserves for the mortgage loan insurance program.

The Corporation cannot predict at this time the ultimate effect on the Puerto Rico economy, the Corporation’s clients, and the Corporation’s financial condition and results of operations of the financial situation of the Commonwealth of Puerto Rico, the uncertainty about the ultimate effect of the Puerto Rico’s government debt adjustment plan approved by the U.S. District Court for the District of Puerto Rico, and the various legislative and other measures adopted and to be adopted by the Puerto Rico government and the PROMESA oversight board in response to such fiscal situation.

The Corporation also has credit exposure to USVI government entities. As of March 31, 2022, the Corporation had $38.0 million in loans to USVI government public corporations, compared to $39.2 million as of December 31, 2021. As of March 31, 2022, all loans were currently performing and up to date on principal and interest payments. The USVI has been experiencing a number of fiscal and economic challenges that could adversely affect the ability of its public corporations to service their outstanding debt obligations.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico. Depending upon the nature of a borrower’s financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual C&I, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. As of March 31, 2022, the Corporation’s total TDR loans held for investment of $404.7 million consisted of $252.3 million of residential mortgage loans, $68.5 million of C&I loans, $67.7 million of commercial mortgage loans, $2.0 million of construction loans, and $14.2 million of consumer loans. As of March 31, 2022, the Corporation has committed to lend up to additional $8 thousand on these loans.

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

Prior to permanently modifying a loan, the Corporation may enter into trial modifications with certain borrowers. Trial modifications generally represent a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. Upon successful completion of a trial modification, the Corporation and the borrower enter into a permanent modification. TDR loans that are participating in or that have been offered a binding trial modification are classified as TDRs when the trial offer is made and continue to be classified as TDRs regardless of whether the borrower enters into a permanent modification. As of March 31, 2022, the Corporation included as TDRs $0.4 million of residential mortgage loans that were participating in or had been offered a trial modification.

For the commercial real estate, commercial and industrial, and construction loan portfolios, at the time of a restructuring, the Corporation determines, on a loan-by-loan basis, whether a concession was granted for economic or legal reasons related to the borrower’s financial difficulty. Concessions granted for loans in these portfolios could include the following: reductions in interest rates to rates that are considered below market, extension of repayment schedules and maturity dates beyond the original contractual terms; waivers of borrower covenants, forgiveness of principal or interest, or other contractual changes that are considered to be concessions. The Corporation mitigates loan defaults for these loan portfolios through its collection function. The function’s objective is to minimize both early-stage delinquencies and losses upon default of loans in these portfolios. In the case of the commercial and industrial, commercial mortgage, and construction loan portfolios, the Corporation’s Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO.

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

The following tables provide a breakdown of the TDR loans held for investment by those in accrual and nonaccrual status as of the indicated dates:

March 31, 2022	Puerto Rico and
	Virgin Islands region			Florida region			Total
	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Conventional residential mortgage loans	$228,058	$19,651	$247,709	$3,006	$1,593	$4,599	$231,064	$21,244	$252,308
Construction loans	1,555	431	1,986	-	-	-	1,555	431	1,986
Commercial mortgage loans	49,917	15,523	65,440	2,248	-	2,248	52,165	15,523	67,688
C&I loans	58,561	9,596	68,157	-	388	388	58,561	9,984	68,545
Consumer loans:
Auto loans	3,878	3,211	7,089	30	-	30	3,908	3,211	7,119
Finance leases	999	16	1,015	-	-	-	999	16	1,015
Personal loans	906	-	906	-	-	-	906	-	906
Credit Cards	2,480	-	2,480	-	-	-	2,480	-	2,480
Other consumer loans	1,979	330	2,309	393	-	393	2,372	330	2,702
Total TDRs	$348,333	$48,758	$397,091	$5,677	$1,981	$7,658	$354,010	$50,739	$404,749

(1)

Included in nonaccrual loans are $14.3 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

December 31, 2021	Puerto Rico and
	Virgin Islands region			Florida region			Total
	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual	Total TDRs	Accrual	Nonaccrual (1)	Total TDRs
(In thousands)
Conventional residential mortgage loans	$234,597	$19,919	$254,516	$3,030	$1,027	$4,057	$237,627	$20,946	$258,573
Construction loans	1,845	458	2,303	-	-	-	1,845	458	2,303
Commercial mortgage loans	50,608	15,960	66,568	2,265	-	2,265	52,873	15,960	68,833
C&I loans	59,792	10,213	70,005	-	415	415	59,792	10,628	70,420
Consumer loans:
Auto loans	4,174	3,076	7,250	34	-	34	4,208	3,076	7,284
Finance leases	975	-	975	-	-	-	975	-	975
Personal loans	973	1	974	-	-	-	973	1	974
Credit Cards	2,583	-	2,583	-	-	-	2,583	-	2,583
Other consumer loans	2,111	275	2,386	407	-	407	2,518	275	2,793
Total TDRs	$357,658	$49,902	$407,560	$5,736	$1,442	$7,178	$363,394	$51,344	$414,738

(1)

Included in nonaccrual loans are $13.5 million in loans that are performing under the terms of the restructuring agreement but are reported in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and are deemed fully collectible.

TDR loans exclude restructured residential mortgage loans that are government-guaranteed (e.g., FHA/VA loans) totaling $55.5 million as of March 31, 2022 (compared with $57.6 million as of December 31, 2021). The Corporation excludes FHA/VA guaranteed loans from TDR loan statistics given that, in the event that the borrower defaults on the loan, the principal and interest (at the specified debenture rate) are guaranteed by the U.S. government. Therefore, the risk of loss on these types of loans is very low.

The following table presents the Corporation's TDR loans held for investment activity for the indicated periods:

	Quarter Ended
	March 31, 2022	March 31, 2021
(In thousands)
Beginning balance of TDRs	$414,738	$479,196
New TDRs	4,670	3,019
Increases to existing TDRs	45	34
Charge-offs post-modification	(881)	(2,909)
Foreclosures	(689)	(866)
Removed from TDR classification	-	(6,023)
Paid-off, partial payments and other	(13,134)	(12,247)
Ending balance of TDRs	$404,749	$460,204

A TDR loan that specifies an interest rate that at the time of the restructuring is greater than or equal to the rate the Corporation is willing to accept for a new loan with comparable risk may not be reported as a TDR loan in the calendar years subsequent to the restructuring, if it is in compliance with its modified terms. During the quarter ended March 31, 2021, the Corporation removed $6.0 million in loans from the TDR classification as the borrower was no longer experiencing financial difficulties, the outstanding loans are at market terms, and did not contain any concession to the borrower. The Corporation did not remove any loans from the TDR classification during the first quarter of 2022.

Selected information on the Corporation's TDR loans held for investment based on the amortized cost by loan class and modification type is summarized in the following tables as of the indicated dates:

	As of March 31, 2022
Puerto Rico and Virgin Islands region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$14,404	$10,328	$171,065	$-	$219	$51,693	$247,709
Construction loans	15	585	1,344	-	-	42	1,986
Commercial mortgage loans	1,192	599	40,867	-	15,946	6,836	65,440
C&I loans	220	2,358	16,729	-	16,670	32,180	68,157
Consumer loans:
Auto loans	-	147	2,139	-	-	4,803	7,089
Finance leases	-	-	193	-	-	822	1,015
Personal loans	42	6	264	-	-	594	906
Credit cards	-	-	2,470	10	-	-	2,480
Other consumer loans	824	840	270	91	-	284	2,309
Total TDRs in Puerto Rico and Virgin Islands region	$16,697	$14,863	$235,341	$101	$32,835	$97,254	$397,091

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

	As of March 31, 2022
Florida region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$596	$1,477	$2,526	$-	$-	$-	$4,599
Construction loans	-	-	-	-	-	-	-
Commercial mortgage loans	-	806	1,442	-	-	-	2,248
C&I loans	-	278	-	-	-	110	388
Consumer loans:
Auto loans	-	28	2	-	-	-	30
Finance leases	-	-	-	-	-	-	-
Personal loans	-	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-	-
Other consumer loans	-	-	75	-	-	318	393
Total TDRs in Florida Region	$596	$2,589	$4,045	$-	$-	$428	$7,658

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

	As of March 31, 2022
Total	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$15,000	$11,805	$173,591	$-	$219	$51,693	$252,308
Construction loans	15	585	1,344	-	-	42	1,986
Commercial mortgage loans	1,192	1,405	42,309	-	15,946	6,836	67,688
C&I loans	220	2,636	16,729	-	16,670	32,290	68,545
Consumer loans:
Auto loans	-	175	2,141	-	-	4,803	7,119
Finance leases	-	-	193	-	-	822	1,015
Personal loans	42	6	264	-	-	594	906
Credit cards	-	-	2,470	10	-	-	2,480
Other consumer loans	824	840	345	91	-	602	2,702
Total TDRs	$17,293	$17,452	$239,386	$101	$32,835	$97,682	$404,749

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

	As of December 31, 2021
Puerto Rico and Virgin Islands region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$15,800	$10,265	$176,615	$-	$220	$51,616	$254,516
Construction loans	16	869	1,374	-	-	44	2,303
Commercial mortgage loans	1,421	718	41,480	-	16,041	6,908	66,568
C&I loans	218	2,401	17,319	-	16,765	33,302	70,005
Consumer loans:
Auto loans	-	186	2,561	-	-	4,503	7,250
Finance leases	-	2	258	-	-	715	975
Personal loans	43	6	329	-	-	596	974
Credit cards	-	-	2,574	9	-	-	2,583
Other consumer loans	892	816	282	122	-	274	2,386
Total TDRs in Puerto Rico and Virgin Island region	$18,390	$15,263	$242,792	$131	$33,026	$97,958	$407,560

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

	As of December 31, 2021
Florida region	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$603	$897	$2,557	$-	$-	$-	$4,057
Construction loans	-	-	-	-	-	-	-
Commercial mortgage loans	-	812	1,453	-	-	-	2,265
C&I loans	-	282	-	-	-	133	415
Consumer loans:
Auto loans	-	31	3	-	-	-	34
Finance leases	-	-	-	-	-	-	-
Personal loans	-	-	-	-	-	-	-
Credit cards	-	-	-	-	-	-	-
Other consumer loans	-	-	75	-	-	332	407
Total TDRs in Florida region	$603	$2,022	$4,088	$-	$-	$465	$7,178

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

	As of December 31, 2021
Total	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$16,403	$11,162	$179,172	$-	$220	$51,616	$258,573
Construction loans	16	869	1,374	-	-	44	2,303
Commercial mortgage loans	1,421	1,530	42,933	-	16,041	6,908	68,833
C&I loans	218	2,683	17,319	-	16,765	33,435	70,420
Consumer loans:
Auto loans	-	217	2,564	-	-	4,503	7,284
Finance leases	-	2	258	-	-	715	975
Personal loans	43	6	329	-	-	596	974
Credit cards	-	-	2,574	9	-	-	2,583
Other consumer loans	892	816	357	122	-	606	2,793
Total TDRs	$18,993	$17,285	$246,880	$131	$33,026	$98,423	$414,738

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

Loan modifications that are considered TDR loans completed during the first quarters of 2022 and 2021 were as follows:

Quarter Ended March 31, 2022
	Puerto Rico and Virgin Islands region			Florida region			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	21	$2,411	$2,408	2	$585	$585	23	$2,996	$2,993
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	-	-	-	-	-	-	-	-	-
C&I loans	1	5	5	-	-	-	1	5	5
Consumer loans:
Auto loans	51	995	993	-	-	-	51	995	993
Finance leases	13	264	264	-	-	-	13	264	264
Personal loans	5	78	78	-	-	-	5	78	78
Credit Cards	44	189	189	-	-	-	44	189	189
Other consumer loans	27	146	148	-	-	-	27	146	148
Total TDRs	162	$4,088	$4,085	2	$585	$585	164	$4,673	$4,670

Quarter Ended March 31, 2021
	Puerto Rico and Virgin Islands region			Florida			Total
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	10	$1,046	$945	1	$321	$321	11	$1,367	$1,266
Construction loans	-	-	-	-	-	-	-	-	-
Commercial mortgage loans	2	165	165	-	-	-	2	165	165
C&I loans	-	-	-	-	-	-	-	-	-
Consumer loans:
Auto loans	45	818	815	-	-	-	45	818	815
Finance leases	13	189	188	-	-	-	13	189	188
Personal loans	6	26	26	-	-	-	6	26	26
Credit Cards	65	434	434	-	-	-	65	434	434
Other consumer loans	30	125	125	-	-	-	30	125	125
Total TDRs	171	$2,803	$2,698	1	$321	$321	172	$3,124	$3,019

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

Loan modifications considered TDR loans that defaulted during the quarters ended March 31, 2022 and 2021, and had become TDR loans during the 12-months preceding the default date, were as follows:

	Quarter ended March 31,
	2022		2021
Puerto Rico and Virgin Islands region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	3	$389	2	$178
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	-	-
Consumer loans:
Auto loans	24	522	29	557
Finance leases	1	16	-	-
Personal loans	-	-	-	-
Credit cards	11	79	1	7
Other consumer loans	2	11	7	33
Total Puerto Rico and Virgin Islands region	41	$1,017	39	$775

Quarter ended March 31,
	2022		2021
Florida region	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	-	$-	-	$-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	-	-
Consumer loans:
Auto loans	-	-	-	-
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	-	-	-	-
Other consumer loans	-	-	-	-
Total in Florida region	-	$-	-	$-

	Quarter ended March 31,
	2022		2021
Total	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	3	$389	2	$178
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	-	-
Consumer loans:
Auto loans	24	522	29	557
Finance leases	1	16	-	-
Personal loans	-	-	-	-
Credit cards	11	79	1	7
Other consumer loans	2	11	7	33
Total	41	$1,017	39	$775

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following tables present the activity in the ACL on loans and finance leases by portfolio segment for the indicated periods:

Quarter ended March 31, 2022	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Consumer Loans	Total

(In thousands)
Allowance for credit losses:
Beginning balance	$74,837	$4,048	$52,771	$34,284	$103,090	$269,030
Provision for credit losses - (benefit) expense	(4,871)	(2,214)	(22,640)	1,755	10,981	(16,989)
Charge-offs	(2,528)	(44)	(37)	(290)	(9,816)	(12,715)
Recoveries	1,382	52	44	1,035	3,608	6,121
Ending balance	$68,820	$1,842	$30,138	$36,784	$107,863	$245,447

Quarter ended March 31, 2021	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Consumer Loans	Total

(In thousands)
Allowance for credit losses:
Beginning balance	$120,311	$5,380	$109,342	$37,944	$112,910	$385,887
Provision for credit losses - (benefit) expense	(4,175)	(456)	(8,820)	(5,312)	4,320	(14,443)
Charge-offs	(2,825)	(45)	(794)	(809)	(11,761)	(16,234)
Recoveries	733	36	54	264	2,639	3,726
Ending balance	$114,044	$4,915	$99,782	$32,087	$108,108	$358,936

The Corporation estimates the ACL following the methodologies described in Note 1 – Nature of Business and Summary of Significant Accounting Policies, in the audited consolidated financial statements included in the 2021 Annual Report on Form 10-K, for each portfolio segment. As of March 31, 2022, the Corporation applied probability weights to the baseline and alternative downside economic scenarios to estimate the ACL with the baseline scenario carrying the highest weight. In weighting these macroeconomic scenarios, the Corporation applied judgment based on a variety of factors such as economic uncertainties including a prolonged conflict in Ukraine, adverse conditions created by disruptions in the supply chain and the overall inflationary environment. For prior periods, the Corporation calculated the ACL using the baseline scenario.

As of March 31, 2022, the ACL for loans and finance leases was $245.4 million, down $23.6 million from December 31, 2021. The ACL reduction for commercial and construction loans was $22.3 million in the first quarter of 2022, primarily reflecting reductions in qualitative reserves mostly associated with a continued positive long-term outlook of macroeconomic variables, mainly in the commercial real estate price index, as a result of a reduced uncertainty regarding COVID-19, particularly on loans in the hotel, transportation and entertainment industries and, to a lesser extent, improvements in updated financial information received from borrowers during the first quarter of 2022. In addition, there was an ACL reduction of $6.0 million for residential mortgage loans, partially offset by a $4.7 million increase in the ACL for consumer loans. The net reduction for residential mortgage loans was primarily driven by the overall decrease in the size of this portfolio and continued improvements in the long-term outlook of forecasted macroeconomic variables, such as the housing price index. The ACL increase for consumer loans consisted of charges to the provision of $11.0 million recorded in the first quarter to account for the increase in the size of the portfolio of auto loans and finance leases and an increase in cumulative historical charge-off levels mostly related to the personal and credit card loan portfolio, partially offset by net charge-offs of $6.2 million. For those loans where the ACL was determined based on a discounted cash flow model, the change in the ACL due to the passage of time is recorded as part of the provision for credit losses.

Total net charge-offs decreased by $5.9 million to $6.6 million, when compared to the first quarter of 2021. The variance consisted of a $3.0 million decrease in net charge-offs of consumer and finance leases, primarily reflected in the auto and personal loan portfolios, and a $2.0 million decrease in commercial and construction loans net charge-offs.

The tables below present the ACL related to loans and finance leases and the carrying value of loans by portfolio segment as of March 31, 2022 and December 31, 2021:

As of March 31, 2022	Residential Mortgage Loans		Commercial Mortgage Loans	Commercial and Industrial Loans (1)	Consumer Loans
		Construction Loans
(Dollars in thousands)						Total

Total loans held for investment:
Amortized cost of loans	$2,891,699	$111,908	$2,237,702	$2,880,256	$2,976,140	$11,097,705
Allowance for credit losses	68,820	1,842	30,138	36,784	107,863	245,447
Allowance for credit losses to amortized cost	2.38%	1.65%	1.35%	1.28%	3.62%	2.21%

As of December 31, 2021	Residential Mortgage Loans		Commercial Mortgage Loans	Commercial and Industrial Loans (1)	Consumer Loans
		Construction Loans
(Dollars in thousands)						Total
Total loans held for investment:
Amortized cost of loans	$2,978,895	$138,999	$2,167,469	$2,887,251	$2,888,044	$11,060,658
Allowance for credit losses	74,837	4,048	52,771	34,284	103,090	269,030
Allowance for credit losses to amortized cost	2.51%	2.91%	2.43%	1.19%	3.57%	2.43%

(1)	As of March 31, 2022 and December 31, 2021, includes $89.7 million and $145.0 million of SBA PPP loans, respectively, which require no ACL as these loans are 100% guaranteed by the SBA.

In addition, the Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, such as unfunded loan commitments and standby letters of credit for commercial and construction loans, unless the obligation is unconditionally cancellable by the Corporation. The Corporation estimates the ACL for these off-balance sheet exposures following the methodology described in Note 1 – Nature of Business and Summary of Significant Accounting Policies, in the audited consolidated financial statements, which are included in the 2021 Annual Report on Form 10-K. As of March 31, 2022, the ACL for off-balance sheet credit exposures was $1.4 million, compared with $1.5 million as of December 31, 2021.

The following table presents the activity in the ACL for unfunded loan commitments and standby letters of credit for the quarters ended March 31, 2022 and 2021:

	Quarter ended
	March 31, 2022	March 31, 2021
(In thousands)
Beginning balance	$1,537	$5,105
Provision for credit losses - (benefit)	(178)	(706)
Ending balance	$1,359	$4,399

NOTE 5 – LOANS HELD FOR SALE

The Corporation’s loans held-for-sale portfolio as of the dates indicated was composed of:

	March 31, 2022	December 31, 2021

(In thousands)
Residential mortgage loans	$27,905	$35,155

NOTE 6 – OTHER REAL ESTATE OWNED

The following table presents the OREO inventory as of the dates indicated:

	March 31,	December 31,
	2022	2021
(In thousands)
OREO
OREO balances, carrying value:
Residential (1)	$32,208	$29,533
Commercial	7,228	7,331
Construction	3,458	3,984
Total	$42,894	$40,848

(1)

Excludes $24.4 million and $22.2 million as of March 31, 2022 and December 31, 2021, respectively, of foreclosures that meet the conditions of ASC Subtopic 310-40 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure,” and are presented as a receivable as part of other assets in the consolidated statements of financial condition.

NOTE 7 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of each of March 31, 2022 and December 31, 2021 amounted to $38.6 million. The Corporation’s policy is to assess goodwill and other intangibles for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe that the values of goodwill or other intangibles may be impaired. During the fourth quarter of 2021, as part of its annual evaluation, the Corporation performed a qualitative assessment to determine if a goodwill impairment test was necessary. This assessment involved identifying the inputs and assumptions that most affects fair value, evaluating the significance of all identified relevant events and circumstances that affect fair value of the reporting entity and evaluating such factors to determine if a positive assertion can be made that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount. As of December 31, 2021, the Corporation concluded that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying value. The Corporation determined that there have been no significant events since the last annual assessment that could indicate potential goodwill impairment on reporting units for which the goodwill is allocated. As a result, no impartment charges for goodwill were recorded during the first quarter of 2022.

There were no changes in the carrying amount of goodwill during the quarter ended March 31, 2022. The changes in the carrying amount of goodwill attributable to operating segments during 2020 and the quarter ended March 31, 2021 are reflected in the following table:

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	United States Operations	Total
(In thousands)
Goodwill, January 1, 2020	$-	$1,406	$-	$26,692	$28,098
Merger and acquisitions (1)	574	794	4,935	-	6,303
Measurement period adjustment (1)	385	533	3,313	-	4,231
Goodwill, December 31, 2020	$959	$2,733	$8,248	$26,692	$38,632
Measurement period adjustment (2)	53	74	(148)	-	(21)
Goodwill, March 31, 2021	$1,012	$2,807	$8,100	$26,692	$38,611

(1)	Recognized in connection with the BSPR acquisition on September 1, 2020. Refer to Note 2 - Business Combination included in the 2021 Annual Report on Form 10-K for additional information.
(2)	Relates to the fair value estimate update performed within one year of the closing of the BSPR acquisition, in accordance with ASC Topic 805, "Business Combinations"("ASC 805").

The following table shows the gross amount and accumulated amortization of the Corporation’s other intangible assets subject to amortization as of the indicated dates:

	As of	As of
	March 31,	December 31,
	2022	2021
(Dollars in thousands)
Core deposit intangible:
Gross amount	$87,544	$87,544
Accumulated amortization	(60,896)	(58,973)
Net carrying amount	$26,648	$28,571

Remaining amortization period (in years)	7.8	8.0

Purchased credit card relationship intangible:
Gross amount	$3,800	$3,800
Accumulated amortization	(2,927)	(2,602)
Net carrying amount	$873	$1,198

Remaining amortization period (in years)	1.4	1.7

Insurance customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization	(940)	(902)
Net carrying amount	$127	$165

Remaining amortization period (in years)	0.8	1.1

During the quarters ended March 31, 2022 and 2021, the Corporation recognized $2.3 million and $3.0 million, respectively, in amortization expense on its other intangibles subject to amortization.

The Corporation amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. As mentioned above, the Corporation analyzes core deposit intangibles and customer relationship intangibles annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may suggest impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles or customer relationship intangibles as of March 31, 2022.

The estimated aggregate annual amortization expense related to the intangible assets subject to amortization for future periods was as follows as of March 31, 2022:

Amount
(In thousands)
2022	$6,550
2023	7,775
2024	6,429
2025	3,437
2026	872
2027 and after	2,585

NOTE 8 – NON-CONSOLIDATED VARIABLE INTEREST ENTITIES (“VIE”) AND SERVICING ASSETS

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

Below is a summary of transactions with VIEs for which the Corporation has retained some level of continuing involvement:

Trust-Preferred Securities

In 2004, FBP Statutory Trust I, a financing trust that is wholly owned by the Corporation, sold to institutional investors $100 million of its variable-rate trust-preferred securities (“TRuPs”). FBP Statutory Trust I used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable-rate common securities, to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. Also in 2004, FBP Statutory Trust II, a financing trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable-rate TRuPs. FBP Statutory Trust II used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable-rate common securities, to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures, net of related issuance costs, are presented in the Corporation’s consolidated statements of financial condition as other borrowings. The variable-rate TRuPs are fully and unconditionally guaranteed by the Corporation. The Junior Subordinated Deferrable Debentures issued by the Corporation in April 2004 and September 2004 mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable-rate TRuPs). As of each March 31, 2022 and December 31, 2021, these TRuPs amounted to $183.8 million.

The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated certain TRuPs from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. As of March 31, 2022, the Corporation was current on all interest payments due on its subordinated debt.

Private Label MBS

During 2004 and 2005, an unaffiliated party, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates (“private label MBS”). The seller initially provided the servicing for a fee, which is senior to the obligations to pay private label MBS holders. The seller then entered into a sales agreement through which it sold and issued the private label MBS in favor of the FirstBank. Currently, the Bank is the sole owner of the private label MBS; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. These private label MBS are variable-rate securities indexed to 3-month LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank. Interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the mortgage loans. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists, and the Bank, as the sole holder of the securities, absorbs all risks from losses on non-accruing loans and repossessed collateral. As of March 31, 2022, the amortized cost and fair value of these private label MBS amounted to $9.5 million and $6.9 million, respectively, with a weighted-average yield of 2.96%, which is included as part of the Corporation’s available-for-sale investment securities portfolio. As described in Note 2 – Investment Securities, above, the ACL on these private label MBS amounted to $0.4 million as of March 31, 2022.

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

Servicing Assets (MSRs)

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by GNMA and, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of March 31, 2022, the Corporation serviced loans securitized through GNMA with a principal balance of $2.1 billion. Also, certain conventional conforming loans are sold to FNMA or FHLMC with servicing retained. The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. MSRs are included as part of other assets in the consolidated statements of financial condition.

The changes in MSRs are shown below for the indicated periods:

	Quarter ended
	March 31,	March 31,
	2022	2021
(In thousands)
Balance at beginning of period	$30,986	$33,071
Capitalization of servicing assets	1,130	1,350
Amortization	(1,330)	(1,637)
Temporary impairment recoveries, net	55	7
Other (1)	(88)	(81)
Balance at end of period	$30,753	$32,710

(1)	Amount represents adjustments related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows for the indicated periods:

	Quarter ended
	March 31,	March 31,
	2022	2021
(In thousands)
Balance at beginning of period	$78	$202
Recoveries	(55)	(7)
Balance at end of period	$23	$195

The components of net servicing income, included as part of mortgage banking activities in the consolidated statements of income, are shown below for the indicated periods:

	Quarter ended
	March 31,	March 31,
	2022	2021
(In thousands)
Servicing fees	$2,819	$2,915
Late charges and prepayment penalties	194	239
Adjustment for loans repurchased	(88)	(81)
Servicing income, gross	2,925	3,073
Amortization and impairment of servicing assets	(1,275)	(1,630)
Servicing income, net	$1,650	$1,443

The Corporation’s MSRs are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages for the indicated periods ranged as follows:

	Weighted
	Average	Maximum	Minimum
Three-Month Period Ended March 31, 2022:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.7%	18.3%	4.8%
Conventional conforming mortgage loans	6.6%	18.4%	3.4%
Conventional non-conforming mortgage loans	6.6%	21.9%	4.9%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%	10.0%
Conventional non-conforming mortgage loans	12.3%	14.5%	12.0%

Three-Month Period Ended March 31, 2021:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.0%	14.0%	4.5%
Conventional conforming mortgage loans	6.1%	17.4%	3.6%
Conventional non-conforming mortgage loans	-%	-%	-%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%	10.0%
Conventional non-conforming mortgage loans	-%	-%	-%

The weighted-averages of the key economic assumptions that the Corporation used in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of March 31, 2022 and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021
(In thousands)
Carrying amount of servicing assets	$30,753	$30,986
Fair value	$43,037	$42,132
Weighted-average expected life (in years)	7.97	7.96

Constant prepayment rate (weighted-average annual rate)	6.59%	6.55%
Decrease in fair value due to 10% adverse change	$1,051	$1,027
Decrease in fair value due to 20% adverse change	$2,057	$2,011

Discount rate (weighted-average annual rate)	11.17%	11.17%
Decrease in fair value due to 10% adverse change	$1,911	$1,852
Decrease in fair value due to 20% adverse change	$3,671	$3,561

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

NOTE 9 – DEPOSITS

The following table summarizes deposit balances as of the indicated dates:

	March 31, 2022	December 31, 2021
(In thousands)
Type of account:
Non-interest-bearing deposit accounts	$6,344,385	$7,027,513
Interest-bearing savings accounts	4,458,415	4,729,387
Interest-bearing checking accounts	4,146,031	3,492,645
Certificates of deposit ("CDs")	2,300,790	2,434,932
Brokered CDs	85,782	100,417
Total	$17,335,403	$17,784,894

The following table presents the contractual maturities of CDs, including brokered CDs, as of March 31, 2022:

Total
(In thousands)
Three months or less	$641,249
Over three months to six months	377,287
Over six months to one year	668,001
Over one year to two years	376,830
Over two years to three years	175,461
Over three years to four years	55,285
Over four years to five years	85,649
Over five years	6,810
Total	$2,386,572

The following were the components of interest expense on deposits for the indicated periods:

	Quarter Ended
	March 31, 2022	March 31, 2021
(In thousands)
Interest expense on deposits	$7,817	$12,725
Accretion of premium from acquisitions	(200)	(456)
Amortization of broker placement fees	35	73
Interest expense on deposits	$7,652	$12,342

Time deposits with balances of more than $250,000 amounted to $1.0 billion as of each March 31, 2022 and December 31, 2021. This amount does not include brokered CDs that are generally participated out by brokers in shares of less than the FDIC insurance limit. As of each March 31, 2022 and December 31, 2021 unamortized broker placement fees amounted to $0.2 million, which are amortized over the contractual maturity of the brokered CDs under the interest method.

NOTE 10 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) as of the dates indicated consisted of the following:

	March, 31	December 31,
	2022	2021
(In thousands)

Long-term fixed-rate repurchase agreement (1)	$200,000	$300,000
(1)	Weighted-average interest rate of 3.90% and 3.35% as of March 31, 2022 and December 31, 2021, respectively.

Repurchase agreements mature as follows as of the indicated date:
March 31, 2022
(In thousands)

Over three years to five years	$200,000

As of March 31, 2022 and December 31, 2021, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted. In accordance with the master agreements, in the event of default, securities sold under agreements to repurchase (repurchase agreements) have a right of set-off against the other party for amounts owed under the related agreement and any other amount or obligation owed with respect to any other agreement or transaction between them. As of March 31, 2022 and December 31, 2021, repurchase agreements are overcollateralized

Repurchase agreements as of March 31, 2022, grouped by counterparty, were as follows:

(Dollars in thousands)		Weighted-Average
Counterparty	Amount	Maturity (In Months)

Credit Suisse First Boston	$200,000	34

NOTE 11 – ADVANCES FROM THE FEDERAL HOME LOAN BANK

The following is a summary of the advances from the FHLB as of the indicated dates:

	March 31, 2022	December 31, 2021

(In thousands)

Long-term rate advances from FHLB (1)	$200,000	$200,000

(1)	Weighted-average interest rate of 2.16% as of each March 31, 2022 and December 31, 2021.

Advances from FHLB mature as follows as of the indicated date:

March 31, 2022
(In thousands)
Over three to six months	$200,000

NOTE 12 – OTHER BORROWINGS

Other borrowings, as of the indicated dates, consisted of:

	March 31,	December 31,
	2022	2021
(In thousands)
Floating rate junior subordinated debentures (FBP Statutory Trust I) (1)	$65,205	$65,205
Floating rate junior subordinated debentures (FBP Statutory Trust II) (2)	118,557	118,557
	$183,762	$183,762

(1)	Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.75% over 3-month LIBOR (3.67% as of March 31, 2022 and 2.97% as of December 31, 2021).
(2)	Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.50% over 3-month LIBOR (3.43% as of March 31, 2022 and 2.71% as of December 31, 2021).

NOTE 13 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters ended March 31, 2022 and 2021 are as follows:

	Quarter Ended
	March 31,	March 31,
	2022	2021
(In thousands, except per share information)
Net income	$82,600	$61,150
Less: Preferred stock dividends	-	(669)
Net income attributable to common stockholders	$82,600	$60,481

Weighted-Average Shares:
Average common shares outstanding	198,130	217,033
Average potential dilutive common shares	1,407	1,244
Average common shares outstanding-assuming dilution	199,537	218,277

Earnings per common share:
Basic	$0.42	$0.28
Diluted	$0.41	$0.28

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

NOTE 14 – STOCK-BASED COMPENSATION

On May 24, 2016, the Corporation’s stockholders approved the amendment and restatement of the First BanCorp. Omnibus Incentive Plan, as amended (the “Omnibus Plan”), to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026, and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of the then-effective Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based and non equity-based compensation incentives (the “awards”) through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, other stock-based awards, and cash-based awards. The Omnibus Plan authorizes the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. As of March 31, 2022, there were 3,845,904 authorized shares of common stock available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation and Benefits Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Restricted Stock

Under the Omnibus Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted stock is subject to forfeiture and does not contain non-forfeitable dividend rights, participants may exercise full voting rights with respect to the shares of restricted stock granted to them. The restricted stock granted under the Omnibus Plan is typically subject to a vesting period. During the first quarter of 2022, the Corporation awarded to an independent director 3,048 shares of restricted stock that are subject to one-year vesting from the date of grant. In addition, during the first quarter of 2022, the Corporation awarded 296,392 shares of restricted stock to employees; fifty percent (50%) of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 296,392 shares of restricted stock were 6,084 shares granted to retirement-eligible employees. The total expense determined for the restricted stock awarded to retirement-eligible employees was charged against earnings as of the grant date. Common shares issued during the first quarter of 2022 in connection with restricted stock awards were reissued from treasury shares. During the first quarter of 2021, the Corporation awarded to an independent director 3,552 shares of restricted stock that were subject to one-year vesting from the date of grant. In addition, during the first quarter of 2021, the Corporation awarded 288,649 shares of restricted stock to employees; 50% of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. Included in those 288,649 shares of restricted stock were 19,271 shares granted to retirement-eligible employees. The fair value of the shares of restricted stock granted in the first quarter of 2022 and 2021 was based on the market price of the Corporation’s outstanding common stock on the date of the respective grant.

The following table summarizes the restricted stock activity in the first quarter of 2022 under the Omnibus Plan:

	Quarter Ended
	March 31, 2022
	Number of
	shares of	Weighted-Average
	restricted	Grant Date
	stock	Fair Value

Unvested shares outstanding at beginning of period	1,148,775	$6.61
Granted	299,440	13.15
Forfeited	(3,092)	6.69
Vested	(487,198)	5.72
Unvested shares outstanding as of March 31, 2022	957,925	$9.10

For each of the quarters ended March 31, 2022 and 2021, the Corporation recognized $0.9 million of stock-based compensation expense related to restricted stock awards. As of March 31, 2022, there was $6.1 million of total unrecognized compensation cost related to unvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost was 2.0 years as of March 31, 2022.

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

Performance Units

Under the Omnibus Plan, the Corporation may award performance units to Omnibus Plan participants. During the first quarter of 2022, the Corporation granted 166,669 units to executives, with each unit representing the value of one share of the Corporation’s common stock. The performance units granted in 2022 are for the performance period beginning January 1, 2022 and ending on December 31, 2024. These awards do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock. The performance units will vest on the third anniversary of the effective date of the awards, subject to the achievement of a pre-established tangible book value per share target as of December 31, 2024. All the performance units will vest if performance is at the pre-established performance target level or above. However, the participants may vest with respect to 50% of the awards to the extent that performance is below the target but not less than 80% of the pre-established performance target level (the “80% minimum threshold”), which is measured based upon the growth in the tangible book value during the performance cycle. If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold. During the quarter ended March 31, 2022, the Corporation reissued, from treasury shares, 189,645 shares of common stock related to performance units granted in 2019 that met the pre-established target and vested in the first quarter.

During the first quarter of 2021, the Corporation awarded 160,485 performance units to executives. The performance units will vest on the third anniversary of the effective date of the awards and are subject to a pre-established performance target level as described above. In addition, the Corporation issued 304,408 shares of common stock related to performance units granted in 2018 that met the pre-established target and vested in the first quarter of 2021.

The following table summarizes the performance units activity in the first quarter of 2022 under the Omnibus Plan:

Quarter Ended
(Number of units)	March 31, 2022
Performance units at beginning of year	814,899
Additions	166,669
Vested	(189,645)
Performance units as of March 31, 2022	791,923

The fair values of the performance units awarded were based on the market price of the Corporation’s outstanding common stock on the respective date of the grant. For the quarters ended March 31, 2022 and 2021, the Corporation recognized $0.3 million and $0.5 million, respectively, of stock-based compensation expense related to performance units. As of March 31, 2022, there was $4.0 million of total unrecognized compensation cost related to unvested performance units that the Corporation expects to recognize over the next three years. The total amount of compensation expense recognized reflects management’s assessment of the probability that the pre-established performance goal will be achieved. The Corporation will recognize a cumulative adjustment to compensation expense in the then-current period to reflect any changes in the probability of achievement of the performance goals.

Shares withheld

During the quarter ended March 31, 2022, the Corporation withheld 201,930 shares (first quarter of 2021 –194,471 shares) of the restricted stock and performance units that vested during such period to cover the officers’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid in cash any fractional share of salary stock to which an officer was entitled. In the consolidated financial statements, the Corporation presents shares withheld for tax purposes as common stock repurchases.

NOTE 15 – STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the first quarter of 2022 the Corporation completed the $300 million stock repurchase program approved by the Board of Directors on April 26, 2021 by purchasing though open market transactions 3,409,697 million shares of common stock for a total purchase price of $50 million that remained in the program.

On April 27, 2022, the Corporation announced that its Board of Directors approved a new stock repurchase program, under which the Corporation may repurchase up to $350 million of its outstanding common stock, to be executed through the next four quarters, commencing in the second quarter of 2022. Repurchases under the program may be executed through open market purchases, accelerated share repurchases and/or privately negotiated transactions or plans, including plans complying with Rule 10b5-1 under the Exchange Act. The Corporation’s common stock repurchase program is subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions. The repurchase program may be modified, extended, suspended, or terminated at any time at the Corporation’s discretion. The program does not obligate the Corporation to acquire any specific number of shares.

Common Stock

The following table shows the change in shares of common stock outstanding in the first quarter of 2022:

Quarter Ended
March 31, 2022

Common stock outstanding, beginning balance	201,826,505
Common stock repurchased (1)	(3,611,627)
Common stock reissued	489,085
Restricted stock forfeited	(3,092)
Common stock outstanding, ending balance	198,700,871

(1)

Includes 201,930 shares of common stock surrender to cover officers' payroll and income taxes and 3,409,697 shares of common stock repurchased in the open market at an average price of $14.66 for a total purchase price of approximately $50 million.

For the quarters ended March 31, 2022 and 2021, total cash dividends declared on shares of common stock amounted to $19.9 million and $15.3 million, respectively. On April 27, 2022, the Corporation’s Board of Directors declared a quarterly cash dividend of $0.12 per common share, which represented an increase of $0.02 per common share, or a 20% increase from the immediate preceding quarter’s dividend level. The dividend is payable on June 10, 2022 to shareholders of record at the close of business on May 25, 2022. The Corporation intends to continue to pay quarterly dividends on common stock. However, the Corporation’s common stock dividends, including the declaration, timing, and amount, remain subject to consideration and approval by the Corporation’s Board Directors at the relevant times.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series.

On November 30, 2021, the Corporation redeemed all of its 1,444,146 outstanding shares of Series A through Series E Preferred Stock for its liquidation value of $25 per share of $36.1 million. The difference between the liquidation value and net carrying value was $1.2 million, which was recorded as a reduction to retained earnings in 2021. The redeemed preferred stock shares were not listed on any securities exchange or automated quotation system. No shares of preferred stock were outstanding as of March 31, 2022. For the quarter ended March 31, 2021, total cash dividends declared on shares of preferred stock amounted to $0.7 million.

Treasury stock

During the first quarter of 2022, the Corporation withheld an aggregate of 201,930 shares (first quarter of 2021 - 194,471 shares) of the restricted stock and performance units that vested during the quarter to cover the officers’ payroll and income tax liabilities; these shares are held as treasury stock. Also held as treasury stock are the 3,409,697 shares of common stock repurchased in the first quarter of 2022 as part of the $300 million stock repurchase program authorized by the Corporation’s Board of Directors in April 2021. During the first quarter of 2022, a total of 489,085 common shares issued in connection with restricted stock and performance shares awards, were reissued from treasury shares. As of March 31, 2022 and December 31, 2021, the Corporation had 24,962,245 and 21,836,611 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If the legal surplus reserve is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $137.6 million as of each March 31, 2022 and December 31, 2021. There were no transfers to the legal surplus reserve during the quarter ended March 31, 2022.

NOTE 16 – OTHER COMPREHENSIVE LOSS

The following table presents changes in accumulated other comprehensive loss for the quarters ended March 31, 2022 and 2021:
	Changes in Accumulated Other Comprehensive Loss by Component (1)
	Quarter ended March 31,
	2022	2021
(In thousands)
Unrealized net holding (losses) gains on debt securities available-for-sale:
Beginning balance	$(87,390)	$55,725
Other comprehensive loss	(331,834)	(98,929)
Ending balance	$(419,224)	$(43,204)

Adjustment of pension and postretirement benefit plans:
Beginning balance	$3,391	$(270)
Other comprehensive (loss) income	-	-
Ending balance	$3,391	$(270)
____________________

(1) All amounts presented are net of tax.

NOTE 17 – EMPLOYEE BENEFIT PLANS

The Corporation maintains two frozen qualified noncontributory defined benefit pension plans (the “Pension Plans”), and a related complementary post-retirement benefit plan (the “Postretirement Benefit Plan”) covering medical benefits and life insurance after retirement that it obtained in the BSPR acquisition on September 1, 2020. One defined benefit pension plan covers substantially all of BSPR’s former employees who were active before January 1, 2007, while the other defined benefit pension plan covers personnel of an institution previously-acquired by BSPR. Benefits are based on salary and years of service. The accrual of benefits under the Pension Plans is frozen to all participants.

The Corporation requires recognition of a plan’s overfunded and underfunded status as an asset or liability with an offsetting adjustment to accumulated other comprehensive loss pursuant to ASC Topic 715, Compensation-Retirement Benefits.

The following table presents the components of net periodic benefit income for the Pension Plans and Postretirement Benefit Plan for the indicated periods:

	Affected Line Item in the Consolidated Statements of Income	Quarter Ended
		March 31, 2022	March 31, 2021
(In thousands)
Net periodic benefit income:
Interest cost	Other expenses	$655	$620
Estimated return on plan assets	Other expenses	(1,039)	(1,131)
Net periodic benefit income		$(384)	$(511)

The Corporation does not expect to contribute to the Pension Plans during 2022.

NOTE 18 - INCOME TAXES

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

For the first quarter of 2022, the Corporation recorded an income tax expense of $43.0 million, compared to $28.0 million for the same period in 2021. The variance was primarily related to higher pre-tax income and a higher estimated effective tax rate, as explained below.

For the quarter ended March 31, 2022, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes” (“ASC 740-270”), requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The Corporation’s estimated annual effective tax rate in the first quarter of 2022, excluding entities from which a tax benefit cannot be recognized and discrete items, was 32.9% compared to 30.6% for the first quarter of 2021. The estimated annual effective tax rate including all entities for 2022 was 33.2% (33.5% excluding discrete items), compared to 30.6% for the first quarter of 2021 (31.1% excluding discrete items). The Corporation’s estimated effective tax rate, excluding entities with pre-tax losses from which a tax benefit cannot be recognized and discrete items, increase is mostly attributable to a higher proportion of taxable to exempt income when compared to March 31, 2021.

The Corporation’s net deferred tax asset amounted to $176.8 million as of March 31, 2022, net of a valuation allowance of $147.0 million, and management concluded, based upon the assessment of all positive and negative evidence, that it is more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $176.7 million as of March 31, 2022, net of a valuation allowance of $107.5 million, compared to a net deferred tax asset of $208.4 million, net of a valuation allowance of $69.7 million, as of December 31, 2021. The decrease in the deferred tax assets is mainly driven by credit losses reserve releases and the usage of NOLs. The increase in the valuation allowance during the first quarter of 2022 was primarily related to the decrease in the market value of available-for-sale securities. The Corporation maintains a full valuation allowance for its deferred tax assets associated with capital loss carryforward, thus, the change in the market value of available-for-sale securities resulted in a change in the deferred tax asset and an equal change in the valuation allowance without having an effect on earnings.

In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the first quarter of 2022, the Corporation incurred an income tax expense of approximately $1.6 million related to its U.S. operations, compared to $1.1 million for the same period in 2021. The limitation did not impact the USVI operations in the first quarters of 2022 and 2021.

The Corporation accounts for uncertain tax positions under the provisions of ASC Topic 740. The Corporation’s policy is to report interest and penalties related to unrecognized tax benefits in income tax expense. As of March 31, 2022, the Corporation had $0.2 million of accrued interest and penalties related to uncertain tax positions in the amount of $1.0 million that it acquired from BSPR, which, if recognized, would decrease the effective income tax rate in future periods. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding amounts for current tax year positions, expiration of open income tax returns due to the statute of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation, and legislative activity, and the addition or elimination of uncertain tax positions. The statute of limitations under the 2011 PR code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2018 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2017 remain open to examination.

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

Financial Instruments Recorded at Fair Value on a Recurring Basis

Investment securities available for sale and marketable equity securities held at fair value

The fair value of investment securities was the market value based on quoted market prices (as is the case with U.S. Treasury notes, non-callable U.S. agencies debt securities, and equity securities with readily determinable fair values), when available (Level 1), or, market prices for identical or comparable assets (as is the case with MBS and callable U.S. agency debt securities) that are based on observable market parameters, including benchmark yields, reported trades, quotes from brokers or dealers, issuer spreads, bids, offers, and reference data, including market research operations, when available (Level 2). Observable prices in the market already consider the risk of nonperformance. If listed prices or quotes are not available, fair value is based upon discounted cash flow models that use unobservable inputs due to the limited market activity of the instrument, as is the case with private label MBS held by the Corporation (Level 3).

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

The Corporation considers a credit spread for those derivative instruments that are not secured. The cumulative mark-to-market effect of credit risk in the valuation of derivative instruments for the quarters ended March 31, 2022 and 2021 was immaterial.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022				As of December 31, 2021
	Fair Value Measurements Using				Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value

Assets:
Securities available for sale:
U.S. Treasury Securities	$142,749	$-	$-	$142,749	$148,486	$-	$-	$148,486
Noncallable U.S. agencies debt securities	-	323,180	-	323,180	-	285,028	-	285,028
Callable U.S. agencies debt securities
and MBS	-	5,948,084	-	5,948,084	-	6,009,163	-	6,009,163
Puerto Rico government obligations	-	-	2,727	2,727	-	-	2,850	2,850
Private label MBS	-	-	6,920	6,920	-	-	7,234	7,234
Other investments	-	-	1,000	1,000	-	-	1,000	1,000
Equity securities	5,202	-	-	5,202	5,378	-	-	5,378
Derivatives, included in assets:
Interest rate swap agreements	-	755	-	755	-	1,098	-	1,098
Purchased interest rate cap agreements	-	60	-	60	-	8	-	8
Forward contracts	-	238	-	238	-	-	-	-
Interest rate lock commitments	-	108	-	108	-	379	-	379
Forward loan sales commitments	-	9	-	9	-	20	-	20
Liabilities:
Derivatives, included in liabilities:
Interest rate swap agreements	-	734	-	734	-	1,092	-	1,092
Written interest rate cap agreements	-	60	-	60	-	8	-	8
Forward contracts	-	28	-	28	-	78	-	78

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2022 and 2021:

	Quarter ended March 31,
	2022	2021
Level 3 Instruments Only	Securities	Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$11,084	11,977
Total gains (losses) (realized/unrealized):
Included in other comprehensive income	(287)	321
Included in earnings	388	127
Principal repayments and amortization	(538)	(649)
Ending balance	$10,647	$11,776

(1)	Amounts mostly related to private label MBS.

The tables below present qualitative information for significant assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2022 and December 31, 2021:

	March 31, 2022
				Range		Weighted Average
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Minimum	Maximum

Investment securities available-for-sale:
Private label MBS	$6,920	Discounted cash flows	Discount rate	14.3%	14.3%	14.3%
			Prepayment rate	9.4%	24.1%	14.4%
			Projected Cumulative Loss Rate	0.3%	14.9%	6.5%
Puerto Rico government obligations	2,727	Discounted cash flows	Discount rate	6.3%	8.6%	8.4%
			Projected Cumulative Loss Rate	8.8%	8.8%	8.8%

	December 31, 2021
				Range		Weighted
(In thousands)	Fair Value	Valuation Technique	Unobservable Input	Minimum	Maximum	Average

Investment securities available-for-sale:
Private label MBS	$7,234	Discounted cash flows	Discount rate	12.9%	12.9%	12.9%
			Prepayment rate	7.6%	24.9%	15.2%
			Projected Cumulative Loss Rate	0.2%	15.7%	7.6%
Puerto Rico government obligations	2,850	Discounted cash flows	Discount rate	6.6%	8.4%	7.9%
			Projected Cumulative Loss Rate	8.6%	8.6%	8.6%

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

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed loss rate of the underlying residential mortgage loans that collateralize these obligations, which are guaranteed by the PRHFA. A significant increase (decrease) in the assumed rate would lead to a (lower) higher fair value estimate. The fair value of these bonds was based on a discounted cash flow methodology that considers the structure and terms of the underlying collateral. The Corporation utilizes PDs and LGDs that consider, among other things, historical payment performance, loan-to-value attributes, and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, the housing price index, and the expected recovery of PRHFA guarantee. Under this approach, all future cash flows (interest and principal) from the underlying collateral loans, adjusted by prepayments and the PDs and LGDs derived from the above-described methodology, are discounted at the internal rate of return as of the reporting date and compared to the amortized cost.

The table below summarizes changes in unrealized gains and losses recorded in earnings for the quarters ended March 31, 2022 and 2021 for Level 3 assets and liabilities that were still held at the end of each period:

	Changes in Unrealized Losses
Level 3 Instruments Only	Quarter ended March 31,
(In thousands)	2022	2021
Changes in unrealized losses relating to assets still held at reporting date:
Provision for credit losses - (benefit)	$(388)	$(127)

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. Adjustments to fair value usually result from the application of lower-of-cost or market accounting (e.g., loans held for sale carried at the lower-of-cost or fair value and repossessed assets) or write-downs of individual assets (e.g., goodwill and loans).

As of March 31, 2022, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of March 31, 2022			Losses recorded for the Quarter Ended March 31, 2022
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$154,875	$(2,787)
OREO (2)	-	-	42,894	(73)
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

As of March 31, 2021, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring basis as shown in the following table:

	Carrying value as of March 31, 2021			Losses recorded for the Quarter Ended March 31, 2021
	Level 1	Level 2	Level 3
(In thousands)

Loans receivable (1)	$-	$-	$237,025	$(1,203)
OREO (2)	-	-	79,207	(2,364)
Loans held for sale (3)	-	-	13,425	(360)

(1)

Consists mainly of collateral dependent commercial and construction loans. The Corporation generally measured losses on the fair value of the collateral. The Corporation derived the fair values from external appraisals that took into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable

(2)

The Corporation derived the fair values from appraisals that took into consideration prices in observed transactions involving similar assets in similar locations but adjusted for specific characteristics and assumptions of the properties (e.g., absorption rates and net operating income of income producing properties), which are not market observable. Losses were related to market valuation adjustments after the transfer of the loans to the OREO portfolio

(3)

Commercial loan participations transferred to held for sale in the first quarter of 2021 and still in inventory at the end of the period. The value of these loans was primarily derived from offers of market participants that the Corporation considered.

Qualitative information regarding the fair value measurements for Level 3 financial instruments as of March 31, 2022 are as follows:

March 31, 2022
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

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial instruments as of March 31, 2022 and December 31, 2021:

	Total Carrying Amount in Statement of Financial Condition as of March 31, 2022	Fair Value Estimate as of March 31, 2022	Level 1	Level 2		Level 3
(In thousands)
Assets:
Cash and due from banks and money market
investments (amortized cost)	$1,696,249	$1,696,249	$1,696,249		$-		$-
Investment securities available for sale (fair value)	6,424,660	6,424,660	142,749		6,271,264		10,647
Investment securities held to maturity (amortized cost)	178,059
Less: ACL on held to maturity debt securities	(12,324)
Investment securities held to maturity, net of ACL	$165,735	168,814	-		-		168,814
Equity Securities (fair value)	32,014	32,014	5,202	(1)	26,812	(2)	-
Loans held for sale (lower of cost or market)	27,905	27,600	-		27,600		-
Loans, held for investment (amortized cost)	11,097,705
Less: ACL for loans and finance leases	(245,447)
Loans held for investment, net of ACL	$10,852,258	10,954,163	-		-		10,954,163
MSRs (amortized cost)	30,753	43,037	-		-		43,037
Derivatives, included in assets (fair value)	1,170	1,170	-		1,170		-

Liabilities:
Deposits (amortized cost)	$17,335,403	17,351,115	-		17,351,115		-
Securities sold under agreements to repurchase
(amortized cost)	200,000	212,544	-		212,544		-
Advances from FHLB (amortized cost)	200,000	200,766	-		200,766		-
Other borrowings (amortized cost)	183,762	180,698	-				180,698
Derivatives, included in liabilities (fair value)	822	822	-		822		-

(1)	These securities have a readily determinable fair value.
(2)	Includes FHLB stock with a carrying value of $21.5 million.

	Total Carrying Amount in Statement of Financial Condition as of December 31, 2021	Fair Value Estimate as of December 31, 2021	Level 1	Level 2		Level 3
(In thousands)
Assets:
Cash and due from banks and money
investments (amortized cost)	$2,543,058	$2,543,058	$2,543,058		$-		$-
Investment securities available for sale (fair value)	6,453,761	6,453,761	148,486		6,294,191		11,084
Investment securities held to maturity (amortized cost)	178,133
Less: ACL on held to maturity debt securities	(8,571)
Investment securities held to maturity, net of ACL	$169,562	167,147	-		-		167,147
Equity Securities (fair value)	32,169	32,169	5,378	(1)	26,791	(2)	-
Loans held for sale (lower of cost or market)	35,155	36,147	-		36,147		-
Loans, held for investment (amortized cost)	11,060,658
Less: ACL for loans and finance leases	(269,030)
Loans held for investment, net of ACL	$10,791,628	10,900,400	-		-		10,900,400
MSRs (amortized cost)	30,986	42,132	-		-		42,132
Derivatives, included in assets (fair value)	1,505	1,505	-		1,505		-

Liabilities:
Deposits (amortized cost)	$17,784,894	17,800,706	-		17,800,706		-
Securities sold under agreements to repurchase
(amortized cost)	300,000	322,105	-		322,105		-
Advances from FHLB (amortized cost)	200,000	202,044	-		202,044		-
Other borrowings (amortized cost)	183,762	177,689	-		-		177,689
Derivatives, included in liabilities (fair value)	1,178	1,178	-		1,178		-

(1) These securities have a readily determinable fair value.
(2) Includes FHLB stock with a carrying value of $21.5 million.

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

NOTE 20 – REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Disaggregation of Revenue

The following table summarizes the Corporation’s revenue, which includes net interest income on financial instruments and non-interest income, disaggregated by type of service and business segment for the quarters ended March 31, 2022 and 2021:

For the quarter ended March 31, 2022:	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
Net interest income (1)	$25,779	$89,546	$40,415	$7,409	$16,482	$5,993	$185,624
Non-interest income:
Service charges and fees on
deposit accounts	-	5,539	2,976	-	138	710	9,363
Insurance commissions	-	4,967	-	-	29	279	5,275
Merchant-related income	-	1,822	373	-	5	389	2,589
Credit and debit card fees	-	6,671	16	-	(7)	410	7,090
Other service charges and fees	143	1,110	1,113	-	499	157	3,022
Not in scope of Topic 606 (1)	5,109	354	76	(112)	80	12	5,519
Total non-interest income	5,252	20,463	4,554	(112)	744	1,957	32,858
Total Revenue	$31,031	$110,009	$44,969	$7,297	$17,226	$7,950	$218,482

For the quarter ended March 31, 2021:	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
(In thousands)
Net interest income (1)	$25,240	$58,483	$48,981	$21,583	$15,023	$6,955	$176,265
Non-interest income:
Service charges and fees on
deposit accounts	-	4,476	2,971	-	149	708	8,304
Insurance commissions	-	4,967	-	-	29	245	5,241
Merchant-related income	-	922	256	-	13	204	1,395
Credit and debit card fees	-	5,645	19	-	3	370	6,037
Other service charges and fees	173	865	519	-	458	141	2,156
Not in scope of Topic 606 (1)	6,943	368	132	56	323	1	7,823
Total non-interest income	7,116	17,243	3,897	56	975	1,669	30,956
Total Revenue	$32,356	$75,726	$52,878	$21,639	$15,998	$8,624	$207,221
(1)

Most of the Corporation’s revenue is not within the scope of ASC Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other non-interest income from loans, leases, investment securities and derivative financial instruments.

For the quarters ended March 31, 2022 and 2021, substantially all of the Corporation’s revenue within the scope of ASC Topic 606 was related to performance obligations satisfied at a point in time.

The following is a discussion of revenues under the scope of ASC Topic 606.

Service Charges and Fees on Deposit Accounts

Service charges and fees on deposit accounts relate to fees generated from a variety of deposit products and services rendered to customers. Charges include, but are not limited to, overdraft fees, insufficient fund fees, dormant fees and monthly service charges. Such fees are recognized concurrently with the event on a daily basis or on a monthly basis depending upon the customer’s cycle date. These depository arrangements are considered day-to-day contracts that do not extend beyond the services performed, as customers have the right to terminate these contracts with no penalty or, if any, no-substantive penalties.

Insurance Commissions

For insurance commissions, which include regular and contingent commissions paid to the Corporation’s insurance agency, the agreements contain a performance obligation related to the sale/issuance of the policy and ancillary administrative post-issuance support. The performance obligations are satisfied when the policies are issued, and revenue is recognized at that point in time. In addition, contingent commission income may be considered to be constrained, as defined under ASC Topic 606. Contingent commission income is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or payments are received. For the quarters ended March 31, 2022 and 2021, the Corporation recognized revenue at the time that payments were confirmed and constraints were released of $3.0 million and $3.3 million, respectively.

Merchant-related Income

For merchant-related income, the determination of which included the consideration of a 2015 sale of merchant contracts that involved sales of point of sale (“POS”) terminals and entry into a marketing alliance under a revenue-sharing agreement, the Corporation concluded that control of the POS terminals and merchant contracts was transferred to the customer at the contract’s inception. With respect to the related revenue-sharing agreement, the Corporation satisfies the marketing alliance performance obligation over the life of the contract and recognizes the associated transaction price as the entity performs and any constraints over the variable consideration are resolved.

Credit and Debit Card Fees

Credit and debit card fees primarily represent revenues earned from interchange fees and automated teller machine (“ATM”) fees. Interchange and network revenues are earned on credit and debit card transactions conducted with payment networks. ATM fees are primarily earned as a result of surcharges assessed to non-FirstBank customers who use a FirstBank ATM. Such fees are generally recognized concurrently with the delivery of services on a daily basis.

Other Fees

Other fees primarily include revenues generated from wire transfers, lockboxes, bank issuances of checks and trust fees recognized from transfer paying agent, retirement plan, and other trustee activities. Revenues are recognized on a recurring basis when the services are rendered.

Contract Balances

A contract liability is an entity’s obligation to transfer goods or services to a customer in exchange for consideration from the customer. During 2019, the Bank entered into a growth agreement with an international card service association to expand the customer base and enhance product offerings. The primary performance obligation of this contract required the Bank to either launch a new debit card product by 2021, or maintain a ratio of over 50% of the portfolio with the related card service association by the year ended December 31, 2021. In connection with this agreement, the Corporation recognized a contract liability as the revenue is constrained to the fulfillment of the above conditions. During the third quarter of 2021, the Bank successfully launched the new debit card product required and recognized revenues of $0.4 million from this contract. In addition, as discussed above, during 2015, the Bank entered into a long-term strategic marketing alliance under a revenue-sharing agreement with another entity to which the Bank sold its merchant contracts portfolio and related POS terminals. Merchant services are marketed through the Bank’s branches and offices in Puerto Rico and the Virgin Islands. Under the revenue-sharing agreement, FirstBank shares with this entity revenues generated by the merchant contracts over the term of the 10-year agreement. As of March 31, 2022 and 2021, this contract liability amounted to $1.0 million and $1.3 million, respectively, which will be recognized over the remaining term of the contract. For the quarters ended March 31, 2022 and 2021, the Corporation recognized revenue and its contract liabilities decreased by approximately $0.3 million and $0.1 million, respectively, due to the completion of performance over time. There were no changes in contract liabilities due to changes in transaction price estimates.

A contract asset is the right to consideration for transferred goods or services when the amount is conditioned on something other than the passage of time. As of March 31, 2022 and 2021, there were no contract assets from contracts with customers or contract assets recorded on the Corporation’s consolidated financial statements.

The following table shows the activity of contract liabilities for the quarters ended March 31, 2022 and 2021:

(In thousands)	March 31, 2022	March 31, 2021
Beginning Balance	$1,443	$2,151
Less:
Revenue recognized	(289)	(81)
Ending balance	$1,154	$2,070

Other

Except for the contract liabilities noted above, the Corporation did not have any significant performance obligations as of March 31, 2022. The Corporation also did not have any material contract acquisition costs and did not make any significant judgments or estimates in recognizing revenue for financial reporting purposes.

NOTE 21 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information is as follows for the indicated periods:

	Quarter Ended March 31,
	2022	2021
(In thousands)

Cash paid for:

Interest on borrowings	$13,300	$18,934
Income tax	2,598	4,484
Operating cash flow from operating leases	4,751	4,889

Non-cash investing and financing activities:

Additions to OREO	6,770	4,521
Additions to auto and other repossessed assets	10,772	11,456
Capitalization of servicing assets	1,130	1,350
Loan securitizations	40,823	56,135
Loans held for investment transferred to held for sale	1,176	28,283
ROU assets obtained in exchange for operating lease liabilities	2,791	-
Unsettled purchases of available-for-sale investment securities	15,000	10,071

NOTE 22 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of March 31, 2022, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Management determined the reportable segments based on the internal structure used to evaluate performance and to assess where to allocate resources. Other factors, such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products, were also considered in the determination of the reportable segments.

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

The accounting policies of the segments are the same as those referred to in Note 1 – Nature of Business and Summary of Significant Accounting Policies, in the audited consolidated financial statements, which are included in the 2021 Annual Report on Form 10-K.

The Corporation evaluates the performance of the segments based on net interest income, the provision for credit losses, non-interest income and direct non-interest expenses. The segments are also evaluated based on the average volume of their interest-earning assets less the ACL.

The following table presents information about the reportable segments for the quarters ended March 31, 2022 and 2021:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2022:
Interest income	$33,071	$70,437	$47,027	$22,184	$18,857	$6,278	$197,854
Net (charge) credit for transfer of funds	(7,292)	24,282	(6,612)	(9,949)	(429)	-	-
Interest expense	-	(5,173)	-	(4,826)	(1,946)	(285)	(12,230)
Net interest income	25,779	89,546	40,415	7,409	16,482	5,993	185,624
Provision for credit losses - (benefit) expense	(3,703)	11,144	(16,622)	(388)	(3,547)	(686)	(13,802)
Non-interest income	5,252	20,463	4,554	(112)	744	1,957	32,858
Direct non-interest expenses	6,906	39,271	8,859	885	8,479	6,973	71,373
Segment income	$27,828	$59,594	$52,732	$6,800	$12,294	$1,663	$160,911

Average earning assets	$2,293,648	$2,759,482	$3,664,104	$8,145,949	$2,065,638	$378,169	$19,306,990

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the quarter ended March 31, 2021:
Interest income	$37,060	$65,733	$51,458	$12,762	$20,332	$7,297	$194,642
Net (charge) credit for transfer of funds	(11,820)	1,055	(2,477)	14,934	(1,692)	-	-
Interest expense	-	(8,305)	-	(6,113)	(3,617)	(342)	(18,377)
Net interest income	25,240	58,483	48,981	21,583	15,023	6,955	176,265
Provision for credit losses expense	(786)	3,962	(17,179)	(127)	(237)	(885)	(15,252)
Non-interest income	7,116	17,243	3,897	56	975	1,669	30,956
Direct non-interest expenses	7,997	41,091	11,538	1,234	8,294	7,405	77,559
Segment (loss) income	$25,145	$30,673	$58,519	$20,532	$7,941	$2,104	$144,914

Average earning assets	$2,658,887	$2,442,174	$4,029,377	$6,259,344	$2,078,660	$449,532	$17,917,974

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:

	Quarter Ended
	March 31,
(In thousands)	2022	2021

Net income:

Total income for segments	$160,911	$144,914
Other operating expenses (1)	35,286	55,742
Income before income taxes	125,625	89,172
Income tax expense	43,025	28,022
Total consolidated net income	$82,600	$61,150

Average assets:

Total average earning assets for segments	$19,306,990	$17,917,974
Average non-earning assets	947,011	1,168,336
Total consolidated average assets	$20,254,001	$19,086,310

(1)

Expenses pertaining to corporate administrative functions that support the operating segment, but are not specifically attributable to or managed by any segment, are not included in the reported financial results of the operating segments. The unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization expenses

NOTE 23 – REGULATORY MATTERS, COMMITMENTS, AND CONTINGENCIES

The Corporation and FirstBank are each subject to various regulatory capital requirements imposed by the U.S. federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s financial statements and activities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s and FirstBank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors. As of March 31, 2022 and December 31, 2021, the Corporation and FirstBank exceeded the minimum regulatory capital ratios for capital adequacy purposes and FirstBank exceeded the minimum regulatory capital ratios to be considered a well capitalized institution under the regulatory framework for prompt corrective action. As of March 31, 2022, management does not believe that any condition has changed or event has occurred that would have changed the institution’s status.

The Corporation and FirstBank compute risk-weighted assets using the standardized approach required by the U.S. Basel III capital rules (“Basel III rules”).

The Basel III rules require the Corporation to maintain an additional capital conservation buffer of 2.5% on certain regulatory capital ratios to avoid limitations on both (i) capital distributions (e.g., repurchases of capital instruments, dividends and interest payments on capital instruments) and (ii) discretionary bonus payments to executive officers and heads of major business lines.

As part of its response to the impact of COVID-19, on March 31, 2020, the federal banking agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule provides that, at the election of a qualified banking organization, the day one impact to retained earnings plus 25% of the change in the ACL (as defined in the interim final rule) from January 1, 2020 to December 31, 2021 will be delayed for two years and phased-in at 25% per year beginning on January 1, 2022 over a three-year period, resulting in a total transition period of five years. Accordingly, as of March 31, 2022, the capital measures of the Corporation and the Bank included $16.2 million associated with the CECL day one impact to retained earnings plus 25% of the increase in the ACL (as defined in the interim final rule) from January 1, 2020 to December 31, 2021, and $48.6 million remains excluded to be phase-in during the next two years. The federal financial regulatory agencies may take other measures affecting regulatory capital to address the COVID-19 pandemic, although the nature and impact of such actions cannot be predicted at this time.

The regulatory capital positions of the Corporation and FirstBank as of March 31, 2022 and December 31, 2021, which reflect the delay in the effect of CECL on regulatory capital, were as follows:

			Regulatory Requirements
	Actual		For Capital Adequacy Purposes		To be Well-Capitalized Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(Dollars in thousands)
As of March 31, 2022
Total Capital (to Risk-Weighted Assets)
First BanCorp.	$2,428,930	20.44%	$950,603	8.0%	N/A	N/A
FirstBank	$2,395,864	20.17%	$950,418	8.0%	$1,188,022	10.0%
CET1 Capital (to Risk-Weighted Assets)
First BanCorp.	$2,103,970	17.71%	$534,714	4.5%	N/A	N/A
FirstBank	$2,149,154	18.09%	$534,610	4.5%	$772,214	6.5%
Tier I Capital (to Risk-Weighted Assets)
First BanCorp.	$2,103,970	17.71%	$712,952	6.0%	N/A	N/A
FirstBank	$2,249,154	18.93%	$712,813	6.0%	$950,418	8.0%
Leverage ratio
First BanCorp.	$2,103,970	10.35%	$813,172	4.0%	N/A	N/A
FirstBank	$2,249,154	11.07%	$812,893	4.0%	$1,016,117	5.0%

As of December 31, 2021
Total Capital (to Risk-Weighted Assets)
First BanCorp.	$2,433,953	20.50%	$949,637	8.0%	N/A	N/A
FirstBank	$2,401,390	20.23%	$949,556	8.0%	$1,186,944	10.0%
CET1 Capital (to Risk-Weighted Assets)
First BanCorp.	$2,112,630	17.80%	$534,171	4.5%	N/A	N/A
FirstBank	$2,150,317	18.12%	$534,125	4.5%	$771,514	6.5%
Tier I Capital (to Risk-Weighted Assets)
First BanCorp.	$2,112,630	17.80%	$712,228	6.0%	N/A	N/A
FirstBank	$2,258,317	19.03%	$712,167	6.0%	$949,556	8.0%
Leverage ratio
First BanCorp.	$2,112,630	10.14%	$833,091	4.0%	N/A	N/A
FirstBank	$2,258,317	10.85%	$832,773	4.0%	$1,040,967	5.0%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and standby letters of credits. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. As of March 31, 2022, commitments to extend credit amounted to approximately $2.1 billion, of which $1.2 billion relates to credit card loans. Commercial and financial standby letters of credit amounted to approximately $151.4 million.

As of March 31, 2022, First BanCorp. and its subsidiaries were defendants in various legal proceedings, claims, and other loss contingencies arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal proceedings, claims, and other loss contingencies utilizing the latest information available. For legal proceedings, claims, and other loss contingencies where it is both probable that the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For legal proceedings, claims, and other loss contingencies where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

While the final outcome of legal proceedings, claims, and other loss contingencies is inherently uncertain, based on information currently available, management believes that the final disposition of the Corporation’s legal proceedings, claims, and other loss contingencies, to the extent not previously provided for, will not have a material adverse effect on the Corporation’s consolidated financial position as a whole.

If management believes that, based on available information, it is at least reasonably possible that a material loss (or material loss in excess of any accrual) will be incurred in connection with any legal contingencies, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment as of March 31, 2022, no such disclosures were necessary.

NOTE 24 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of First BanCorp. at the holding company level only as of March 31, 2022 and December 31, 2021, and the results of its operations for the quarters ended March 31, 2022 and 2021:

Statements of Financial Condition
(Unaudited)

	As of March 31,	As of December 31,
	2022	2021
(In thousands)

Assets
Cash and due from banks	$14,985	$20,751
Other investment securities	285	285
Investment in First Bank Puerto Rico, at equity	1,926,159	2,247,289
Investment in First Bank Insurance Agency, at equity	23,802	19,521
Investment in FBP Statutory Trust I	1,951	1,951
Investment in FBP Statutory Trust II	3,561	3,561
Other assets	923	366
Total assets	$1,971,666	$2,293,724

Liabilities and Stockholders' Equity
Liabilities:
Other borrowings	$183,762	$183,762
Accounts payable and other liabilities	6,802	8,195
Total liabilities	190,564	191,957

Stockholders' equity	1,781,102	2,101,767
Total liabilities and stockholders' equity	$1,971,666	$2,293,724

Statements of Income
(Unaudited)

	Quarter Ended
	March 31,	March 31,
	2022	2021
(In thousands)
Income:
Interest income on money market investments	$4	$16
Dividend income from banking subsidiaries	63,593	18,801
Other income	40	38
	63,637	18,855
Expense:
Other borrowings	1,333	1,294
Other operating expenses	439	499
	1,772	1,793
Income before income taxes and equity in undistributed
earnings of subsidiaries	61,865	17,062
Income tax expense	1,106	1,129
Equity in undistributed earnings of subsidiaries	21,841	45,217
Net income	$82,600	$61,150
Other comprehensive loss, net of tax	(331,834)	(98,929)
Comprehensive loss	$(249,234)	$(37,779)

NOTE 25 – SUBSEQUENT EVENTS

Management has reviewed the events occurring subsequent to March 31, 2022, and, other than the discussion of the new $350 million stock repurchase program and the $0.02 or $20% increase in the quarterly common stock dividend rate per share, both approved by the Corporation’s Board of Directors on April 27, 2022 and included in Note 15 – Stockholders’ Equity above, there were no subsequent events that require additional disclosure or adjustment to the accompanying financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS (“MD&A”)

The following MD&A relates to the accompanying unaudited consolidated financial statements of First BanCorp. (the “Corporation,” “we,” “us,” “our,” or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”). This section also presents certain financial measures that are not based on generally accepted accounting principles in the United States (“GAAP”). See “Basis of Presentation” below for information about why the non-GAAP financial measures are being presented and the reconciliation of the non-GAAP financial measures to the most comparable GAAP financial measures for which the reconciliation is not presented earlier.

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

Recent Developments

New Stock Repurchase Program

On April 27, 2022, the Corporation announced that its Board of Directors approved a new stock repurchase program, under which the Corporation may repurchase up to $350 million of its outstanding common stock, to be executed through the next four quarters, commencing in the second quarter of 2022. Repurchases under the program may be executed through open market purchases, accelerated share repurchases, and/or privately negotiated transactions or plans, including under plans complying with Rule 10b5-1 under the Exchange Act. The Corporation’s stock repurchase program is subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions. The stock repurchase program may be modified, extended, suspended, or terminated at any time at the Corporation’s discretion.

Increase in the Quarterly Cash Common Stock Dividends

On April 27, 2022, the Corporation’s Board of Directors declared a quarterly cash dividend of $0.12 per common share, which represents an increase of $0.02 per common share, or a 20% increase, from the immediately preceding quarter’s dividend level.

Release of Environmental, Social, and Governance (“ESG”) Report

On April 22, 2022, the Corporation announced the release of its ESG Report for 2021. This ESG Report focuses on a wide range of topics, including governance and leadership; responsible business practices; employees and culture; diversity, equity and inclusion; community engagement; and environmental stewardship.

In addition, the Corporation’s Board of Directors approved First BanCorp.’s Sustainability Policy, which outlines the Corporation’s corporate-wide activities and commitment to each ESG focus area.

These efforts build upon the steps that the Corporation took towards evolving its ESG program in 2021, including the adoption of an ESG framework that establishes the Corporation’s ESG strategy and overarching policy.

Integration of BSPR

As part of the integration of BSPR, during the first quarter of 2022, the Corporation completed the consolidation of three additional branches for a total of 12 branches to date.

LIBOR Transition

Following the 2017 announcement by the United Kingdom’s Financial Conduct Authority (the “FCA”) that it would no longer compel participating banks to submit rates for the London Interbank Offered Rate (“LIBOR”) after 2021, regulators and market participants in various jurisdictions identified recommended replacement rates for LIBOR, and many published recommended conventions to allow new and existing products to incorporate fallbacks or that reference these Alternative Reference Rates (“ARRs”). In the U.S., the Alternative Reference Rates Committee (“ARRC”), a group of market participants convened by the Federal Reserve, recommended the Secured Overnight Financing Rate (“SOFR”) as a replacement index for U.S. Dollar LIBOR-indexed contracts. SOFR is an overnight interest rate based on U.S. Dollar Treasury repurchase agreements. In March 2021, the FCA confirmed that publication of the overnight and one-month, three-month, six-month and twelve-month U.S. Dollar LIBOR settings will cease or become no longer representative of the market the rates seek to measure (i.e., non-representative) immediately after June 30, 2023, and all other U.S. Dollar LIBOR settings, including the one week and two-month U.S. Dollar LIBOR settings, became non-representative after December 31, 2021. See “ Executive Summary — Recent Developments — LIBOR Transition” in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K for additional information.

On March 15, 2022, President Biden signed the Adjustable Interest Rate Act (the “LIBOR Act”) into law. The LIBOR Act provides a nationwide framework for transitioning legacy contracts that either lack or contain insufficient contractual provisions addressing the permanent cessation of LIBOR to a benchmark interest rate. Under the LIBOR Act, references to the most common tenors of LIBOR (overnight, one-month, three-month, six-month, and twelve-month tenors) in these contracts will be replaced as a matter of law, without the need to be amended, to a replacement benchmark interest rate that will be identified in regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Federal Reserve must promulgate these regulations by September 11, 2022, the date that is 180 days after the statute’s enactment. Any Federal Reserve-identified replacement benchmark interest rate will be based on the SOFR and will include an appropriate “tenor spread adjustment” to reflect historical spreads between LIBOR and SOFR. The statute also provides a “safe harbor,” under which a party that has discretion to select a replacement for LIBOR may choose to adopt the replacement benchmark identified by the Federal Reserve. The LIBOR Act preempts state and local laws (including any territory or possession) that limit the manner interest is calculated with respect to the replacement benchmark interest rate.

As of March 31, 2022, the Corporation’s LIBOR exposure consisted of the following: (i) $2.1 billion of variable rate commercial and construction loans (including unused commitments), (ii) $52.9 million of U.S. agencies debt securities and private label MBS held as part of the available-for-sale investment securities portfolio, (iii) $134.3 million of Puerto Rico municipalities bonds held as part of the held-to-maturity investment securities portfolio, and (iv) $183.8 million of junior subordinated debentures (other borrowings). Of the Corporation’s total LIBOR exposure as of March 31, 2022, approximately $368.2 million does not contain fallback language and is mostly comprised by $134.3 million of Puerto Rico municipalities held as part of the held-to-maturity investment securities portfolio and $183.8 million of other borrowings. The Corporation expects to follow the provisions of the LIBOR Act for the transition of any residual exposure after June 30, 2023.

The Corporation continues to execute its LIBOR transition workplan. Effective December 31, 2021, the Corporation discontinued originations that use U.S. Dollar LIBOR as a reference rate. In addition, the Corporation continues working with the update of systems, processes, documentation, and models, with additional updates expected through 2023.

Critical Accounting Policies and Practices

The accounting principles of the Corporation and the methods of applying these principles conform to GAAP. In preparing the consolidated financial statements, management is required to make estimates, assumptions, and judgments that affect the amounts recorded for assets, liabilities and contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Corporation’s significant accounting policies are described in Note 1 – Nature of Business and Summary of Significant Accounting Policies to the consolidated financial statements included in the 2021 Annual Report on Form 10-K.

Not all significant accounting policies require management to make difficult, subjective or complex judgments. The Corporation’s critical accounting estimates that are particularly susceptible to significant changes include, but are not limited to, the following: (i) the allowance for credit losses (“ACL”); (ii) valuation of financial instruments; (iii) acquired loans; and (iv) income taxes. For more information, see “Critical Accounting Policies and Practices” in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K and “Risk Management - Credit Risk Management” below for information on the ACL estimation methodology. Actual results could differ from estimates and assumptions if different outcomes or conditions prevail.

Overview of Results of Operations

First BanCorp.'s results of operations depend primarily on its net interest income, which is the difference between the interest income earned on its interest-earning assets, including investment securities and loans, and the interest expense incurred on its interest-bearing liabilities, including deposits and borrowings. Net interest income is affected by various factors, including the following: the interest rate environment; the volumes, mix and composition of interest-earning assets and interest-bearing liabilities; and the re-pricing characteristics of these assets and liabilities. The Corporation's results of operations also depend on the provision for credit losses, non-interest expenses (such as personnel, occupancy, the deposit insurance premium and other costs), non-interest income (mainly service charges and fees on deposits, and insurance income), gains (losses) on sales of investments, gains (losses) on mortgage banking activities, and income taxes.

The Corporation had net income of $82.6 million, or $0.41 per diluted common share, for the quarter ended March 31, 2022, compared to $61.2 million, or $0.28 per diluted common share, for the same period in 2021. Other relevant selected financial indicators for the periods presented is included below:

(In percent)		March 31, 2022	March 31, 2021
Key Performance Indicator:
	Return on Average Assets (1) (2)	1.65%	1.30%
	Return on Average Total Equity (1) (3)	16.64	10.82
	Efficiency Ratio (1) (4)	48.82	64.33
(1)	These financial ratios are used by Management to monitor the Corporation’s financial performance and whether it is using its assets efficiently.
(2)	Indicates how profitable the Corporation is in relation to its total assets and is calculated by dividing net income by its average total assets.
(3)	Measures the Corporation’s performance based on its average stockholders’ equity and is calculated by dividing net income by its average total stockholders’ equity.
(4)	Measures the Corporation’s ability to use its assets to generate income and is calculated by dividing non-interest expenses by total revenue.

The key drivers of the Corporation’s GAAP financial results for the quarter ended March 31, 2022, compared to the first quarter of 2021, include the following:

• Net interest income for the quarter ended March 31, 2022 was $185.6 million, compared to $176.3 million for the first quarter of 2021. The increase was mainly driven by a lower U.S. agencies MBS premium amortization expense, as well as reductions in the average cost of deposits.

The net interest margin decreased by ten basis points to 3.81% for the first quarter of 2022, compared to 3.91% for the first quarter of 2021. The decrease was primarily attributable to a higher proportion of low-yielding assets, such as interest-bearing cash balances, U.S. agencies MBS and debt securities, to total interest-earning assets, partially offset by higher yields on U.S. agencies MBS favorably affected by lower prepayment volume and the decrease in the average rate paid on interest-bearing deposits. See “Net Interest Income” below for additional information.

• The provision for credit losses on loans, finance leases, and debt securities for the first quarter of 2022 was a net benefit of $13.8 million, compared to a net benefit of $15.3 million for the first quarter of 2021 reflecting, among other things, a continued positive long-term outlook of forecasted macroeconomic variables and reductions in qualitative reserves.

Net charge-offs totaled $6.6 million for the first quarter of 2022, or 0.24% of average loans on an annualized basis, compared to $12.5 million, or 0.43% of average loans for the same period in 2021. The decrease consisted of a $3.0 million decline in net charge-offs taken on consumer loans, a $2.0 million decline in net charge-offs taken on commercial and construction loans, and a $0.9 million reduction in net charge-offs taken on residential mortgage loans. See “Provision for Credit Losses” and “Risk Management” below for analyses of the ACL and non-performing assets and related ratios.

• The Corporation recorded non-interest income of $32.9 million for the first quarter of 2022, compared to $31.0 million for the same period in 2021. The increase was primarily driven by: (i) a $2.9 million increase in revenues from other non-interest income, primarily in credit card and POS interchange fees, contractual shared revenues from merchant contracts, and higher benefit of purchased income tax credits; and (ii) a $1.1 million increase in services charges and fees on deposit accounts. These variances were partially offset by a $2.1 million decrease in revenues from mortgage banking activities, primarily related to a lower volume of sales. See “Non-Interest Income” and “Basis of Presentation” below for additional information.

• Non-interest expenses for the first quarter of 2022 were $106.7 million, compared to $133.3 million for the same period in 2021. Non-interest expenses for the first quarter of 2021 included $11.3 million of merger and restructuring costs associated with the acquisition and integration of BSPR and $1.2 million of COVID-19 pandemic-related expenses, primarily related to cleaning and security protocols. Adjusted for the above-mentioned costs, total non-interest expenses for the first quarter of 2022 decreased by $14.1 million, compared to the same period in 2021, primarily related to decreases in professional services fees and employees’ compensation and benefits expenses and a net gain on OREO operations, among others. See “Non-Interest Expenses” below for additional information.

• For the first quarter of 2022, the Corporation recorded an income tax expense of $43.0 million, compared to $28.0 million for the same period in 2021. The variance was primarily related to both higher pre-tax income and a higher estimated effective tax rate resulting from a higher level of taxable income. As of March 31, 2022, the Corporation’s net deferred tax asset amounted to $176.8 million (net of a valuation allowance of $147.0 million, including a valuation allowance of $107.5 million of the Corporation’s banking subsidiary, FirstBank), compared to a net deferred tax asset of $208.5 million as of December 31, 2021. See “Income Taxes” below for additional information.

• As of March 31, 2022, total assets were $19.9 billion, down $856.2 million from December 31, 2021. The decrease was primarily related to an $846.8 million decrease in cash and cash equivalents mainly attributable to a decline in government deposits, the deployment of cash balances into U.S. agencies MBS and other debt securities, the repayment of a $100 million repurchase agreement, and the repurchase of 3.4 million shares of common stock for a total purchase price of $50 million, partially offset by a $29.8 million increase in total loans. See “Financial Condition and Operating Data Analysis” below for additional information.

• As of March 31, 2022, total liabilities were $18.1 billion, down $535.6 million from December 31, 2021. The decrease was mainly driven by a $489.9 million decrease in government deposits and the repayment of a $100 million repurchase agreement during the first quarter of 2022. See “Risk Management – Liquidity Risk and Capital Adequacy” below for additional information about the Corporation’s funding sources.

• As of March 31, 2022, the Corporation’s stockholders’ equity was $1.8 billion, a decrease of $320.7 million from December 31, 2021. The decline was driven by a $331.8 million decrease in the fair value of available-for-sale investment securities recorded as part of accumulated other comprehensive loss in the consolidated statements of financial condition, as a result of changes in market interest rates. The decrease in total stockholders’ equity also reflects the repurchase of 3.4 million shares of common stock for a total purchase price of approximately $50.0 million and $19.9 million in quarterly dividends declared to common stock shareholders. These variances were partially offset by earnings generated in the first quarter of 2022. The Corporation’s common equity tier 1 capital, tier 1 capital, total capital and leverage ratios under the Basel III rules were 17.71%, 17.71%, 20.44%, and 10.35%, respectively, as of March 31, 2022, compared to common equity tier 1 capital, tier 1 capital, total capital and leverage ratios of 17.80%, 17.80%, 20.50%, and 10.14%, respectively, as of December 31, 2021. See “Risk Management – Capital” below for additional information.

• Total loan production, including purchases, refinancings, renewals, and draws from existing revolving and non-revolving commitments, but excluding the utilization activity on outstanding credit cards, was $1.1 billion for the quarter ended March 31, 2022, compared to $1.2 billion for the same period in 2021. During the first quarter of 2021, the Corporation originated $209.3 million of Small Business Administration Paycheck Protection Program (“SBA PPP”) loans. Excluding those loans, total loan originations increased by $42.4 million, as compared to the first quarter of 2021. The increase consisted of a $69.1 million increase in consumer loan originations and a $14.7 million increase in commercial and construction loan originations (excluding SBA PPP loans originations in 2021), partially offset by a $41.4 million decrease in residential mortgage loan originations.

• Total non-performing assets were $156.5 million as of March 31, 2022, a decrease of $1.6 million from December 31, 2021. The decrease was driven by a $6.3 million reduction in nonaccrual residential mortgage loans, mainly related to payoffs and paydowns received during the first quarter across all regions, partially offset by a $2.1 million increase in nonaccrual commercial and construction loans, a $2.1 million increase in OREO and other repossessed assets, and a $0.5 million increase in nonaccrual consumer loans. See “Risk Management – Non-Accruing and Non-Performing Assets” below for additional information.

• Adversely classified commercial and construction loans decreased by $1.2 million to $176.1 million as of March 31, 2022, compared to December 31, 2021. The decrease was mostly driven by upgrades and principal reductions of several low balance individual loans, partially offset by the downgrade of a commercial loan of approximately $2.9 million in the Puerto Rico region. The Corporation monitors its loan portfolio to identify potential at-risk segments, payment performance, the need for permanent modifications, and the performance of different sectors of the economy in all the markets where the Corporation operates.

The financial results for the first quarter of 2022 did not include any significant special item that management believes is not reflective of core operating performance, is not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”). The Corporation’s financial results for the first quarter of 2021 included the following Special Items:

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

The following table shows the net income reported for the first quarter of 2022 and reconciles for the first quarter of 2021 the reported net income to adjusted net income, a non-GAAP financial measure that excludes the Special Items identified above:

	Quarter ended March 31,
	2022	2021
(In thousands)
Net income, as reported (GAAP)	$82,600	$61,150
Adjustments:
Merger and restructuring costs	-	11,267
COVID-19 pandemic-related expenses	-	1,209
Income tax impact of adjustments (1)	-	(4,679)
Adjusted net income (Non-GAAP)	$82,600	$68,947

(1) See "Basis of Presentation" below for the individual tax impact related to reconciling items.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter ended March 31, 2022 was $185.6 million, compared to $176.3 million for the comparable period in 2021. On an adjusted tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter ended March 31, 2022 was $192.8 million, compared to $180.8 million for the comparable period in 2021.

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

Part I

		Average Volume		Interest income (1) / expense		Average Rate (1)
	Quarter ended March 31,	2022	2021	2022	2021	2022	2021
	(Dollars in thousands)

	Interest-earning assets:
	Money market and other short-term investments	$1,835,766	$1,428,038	$820	$349	0.18%	0.10%
	Government obligations (2)	2,736,095	1,439,872	8,232	5,974	1.22%	1.68%
	MBS	4,041,975	3,604,584	19,420	9,730	1.95%	1.09%
	FHLB stock	21,465	31,228	287	401	5.42%	5.21%
	Other investments	11,786	7,238	21	9	0.72%	0.50%
	Total investments (3)	8,647,087	6,510,960	28,780	16,463	1.35%	1.03%

	Residential mortgage loans	2,961,456	3,493,822	40,687	45,586	5.57%	5.29%
	Construction loans	114,732	212,676	1,524	3,244	5.39%	6.19%
	Commercial and Industrial (“C&I”)
	and Commercial mortgage loans	5,103,870	5,431,614	62,004	66,269	4.93%	4.95%
	Finance leases	588,200	481,995	10,912	8,870	7.52%	7.46%
	Consumer loans	2,338,597	2,148,159	61,151	58,737	10.60%	11.09%
	Total loans (4) (5)	11,106,855	11,768,266	176,278	182,706	6.44%	6.30%
	Total interest-earning assets	$19,753,942	$18,279,226	$205,058	$199,169	4.21%	4.42%

	Interest-bearing liabilities:
	Brokered certificates of deposit (“CDs”)	$91,713	$188,949	$477	$989	2.11%	2.12%
	Other interest-bearing deposits	10,495,194	10,702,468	7,175	11,353	0.28%	0.43%
	Other borrowed funds	424,873	483,762	3,515	3,572	3.36%	2.99%
	FHLB advances	200,000	440,000	1,063	2,463	2.16%	2.27%
	Total interest-bearing liabilities	$11,211,780	$11,815,179	$12,230	$18,377	0.44%	0.63%

	Net interest income on a tax equivalent
	basis and excluding valuations			$192,828	$180,792
	Interest rate spread					3.77%	3.79%

	Net interest margin					3.96%	4.01%

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

(2)	Government obligations include debt issued by government-sponsored agencies.
(3)	Unrealized gains and losses on available-for-sale securities are excluded from the average volumes.
(4)	Average loan balances include the average of nonaccrual loans.
(5)	Interest income on loans includes $2.6 million for each of the first quarters of 2022 and 2021, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter ended March 31,
	2022 compared to 2021
	Increase (decrease)
	Due to:
(In thousands)	Volume	Rate	Total

Interest income on interest-earning assets:

Money market and other short-term investments	$121	$350	$471
Government obligations	4,688	(2,430)	2,258
MBS	1,305	8,385	9,690
FHLB stock	(129)	15	(114)
Other investments	7	5	12
Total investments	5,992	6,325	12,317

Residential mortgage loans	(7,130)	2,231	(4,899)
Construction loans	(1,344)	(376)	(1,720)
Commercial and Industrial and Commercial mortgage loans	(3,983)	(282)	(4,265)
Finance leases	1,970	72	2,042
Consumer loans	5,148	(2,734)	2,414
Total loans	(5,339)	(1,089)	(6,428)
Total interest income	653	5,236	5,889

Interest expense on interest-bearing liabilities:

Brokered CDs	(505)	(7)	(512)
Non-brokered interest-bearing deposits	(216)	(3,962)	(4,178)
Other borrowed funds	(461)	404	(57)
FHLB advances	(1,281)	(119)	(1,400)
Total interest expense	(2,463)	(3,684)	(6,147)
Change in net interest income	$3,116	$8,920	$12,036

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis for the indicated periods. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations, and on an adjusted tax-equivalent basis:

	Quarter Ended March 31,
	2022	2021
(Dollars in thousands)
Interest Income - GAAP	$197,854	$194,642
Unrealized gain on derivative instruments	(15)	(25)
Interest income excluding valuations	197,839	194,617
Tax-equivalent adjustment	7,219	4,552
Interest income on a tax-equivalent basis and excluding valuations	205,058	199,169

Interest Expense - GAAP	12,230	18,377

Net interest income - GAAP	$185,624	$176,265

Net interest income excluding valuations	$185,609	$176,240

Net interest income on a tax-equivalent basis and excluding valuations	$192,828	$180,792

Average Balances
Loans and leases	$11,106,855	$11,768,266
Total securities, other short-term investments and interest-bearing cash balances	8,647,087	6,510,960
Average Interest-Earning Assets	$19,753,942	$18,279,226
Average Interest-Bearing Liabilities	$11,211,780	$11,815,179

Average Yield/Rate
Average yield on interest-earning assets - GAAP	4.06%	4.32%
Average rate on interest-bearing liabilities - GAAP	0.44%	0.63%
Net interest spread - GAAP	3.62%	3.69%
Net interest margin - GAAP	3.81%	3.91%

Average yield on interest-earning assets excluding valuations	4.06%	4.32%
Average rate on interest-bearing liabilities	0.44%	0.63%
Net interest spread excluding valuations	3.62%	3.69%
Net interest margin excluding valuations	3.81%	3.91%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	4.21%	4.42%
Average rate on interest-bearing liabilities	0.44%	0.63%
Net interest spread on a tax-equivalent basis and excluding valuations	3.77%	3.79%
Net interest margin on a tax-equivalent basis and excluding valuations	3.96%	4.01%

On a GAAP basis, for the quarter ended March 31, 2022, net interest income amounted to $185.6 million, a $9.3 million increase compared to net interest income of $176.3 million for the same period in 2021. The increase in net interest income was primarily due to:

• A $9.4 million increase in interest income on investment securities and interest-bearing cash balances, mainly related to a $7.8 million decrease in the U.S. agencies MBS premium amortization expense related to a lower prepayment volume, as well as the positive effect related to a $2.1 billion increase in the average balance of investment securities that was driven by purchases of U.S. agencies MBS and other debt securities.

• A $6.1 million decrease in total interest expense, primarily due to: (i) a $4.2 million decrease in interest expense on interest-bearing checking, savings and non-brokered time deposits, primarily reflecting the effect of higher cost time deposits that matured and were renewed at lower rates and, to some extent, lower rates paid on savings and non-interest bearing checking accounts; (ii) a $1.4 million decrease in interest expense on FHLB advances, primarily related to a $240.0 million decrease in the average balance of FHLB advances; and (iii) a $0.5 million decrease in interest expense on brokered CDs, primarily related to the $97.2 million decrease in the average balance in related deposits.

• A $4.5 million increase in interest income on consumer loans and finance leases, mainly due to a $296.6 million increase in the average balance of this portfolio, mostly related to the growth in the auto loans and finance leases portfolios, partially offset by lower average yields.

Partially offset by:

• A $5.0 million decrease in interest income on residential mortgage loans, primarily related to a $532.4 million reduction in the average balance of this portfolio.

• A $5.7 million decrease in interest income on commercial and construction loans, mainly due to a $425.7 million reduction in the average balance of this portfolio. The above-mentioned reduction in the average balance included a $284.4 million reduction in the average balance of SBA PPP loans. Interest income for the first quarter of 2022 includes $3.2 million on an average loan balance of $121.8 million, compared to $5.4 million on an average loan balance of $406.2 million in the first quarter of 2021.

The net interest margin decreased by ten basis points to 3.81% for the first quarter of 2022, compared to 3.91% for the first quarter of 2021. The decrease was primarily attributable to a higher proportion of low-yielding assets, such as interest-bearing cash balances, U.S. agencies MBS and other debt securities, to total interest-earning assets, partially offset by higher yields on U.S. agencies MBS, favorably affected by lower prepayment volume and the decrease in the average rate paid on interest-bearing deposits. The total average balance of interest-bearing cash balances and investment securities increased by $2.1 billion to 44% of total average interest-earning assets in the first quarter of 2022, compared to 36% in the first quarter of 2021.

Provision for Credit Losses

The provision for credit losses consists of provisions for credit losses on loans and finance leases and unfunded loan commitments, as well as held-to-maturity and available-for-sale debt securities. The principal changes in the provision for credit losses by main categories follow:

Provision for credit losses for loans and finance leases

The provision for credit losses for loans and finance leases was a net benefit of $17.0 million for the first quarter of 2022, compared to a net benefit of $14.4 million for the first quarter of 2021. The variances by major portfolio category were as follows:

• Provision for credit losses for the commercial and construction loan portfolio was a net benefit of $23.1 million for the first quarter of 2022, compared to a net benefit of $14.6 million in the first quarter of 2021. The net benefit recorded during the first quarter of 2022 mainly reflects reductions in qualitative reserves mostly associated with a continued positive long-term outlook of forecasted macroeconomic variables, primarily in the commercial real estate price index, as a result of the reduced uncertainty regarding COVID-19, particularly on loans in the hotel, transportation and entertainment industries and, to a lesser extent, improvements in updated financial information received from borrowers during the first quarter of 2022. On the other hand, the results for the first quarter of 2021 mainly reflect improvements in projected macroeconomic variables, primarily in the unemployment variable and, to a lesser extent, the overall decrease in the size of these portfolios in the Puerto Rico region.

• Provision for credit losses for the residential mortgage loan portfolio was a net benefit of $4.9 million for the first quarter of 2022, compared to a net benefit of $4.2 million in the first quarter of 2021. The net benefit recorded for both periods was primarily related to the overall decrease in the size of the residential mortgage loan portfolio and continued improvements in the long-term outlook of forecasted macroeconomic variables, such as the housing price index.

• Provision for credit losses for the consumer loans and finance leases portfolio was an expense of $11.0 million for the first quarter of 2022, compared to an expense of $4.3 million in the first quarter of 2021. The charges to the provision in both periods are mainly in the auto loans and finance leases portfolio due to the overall increase in the size of these portfolios.

As of March 31, 2022, the Corporation applied probability weights to the baseline and alternative downside economic scenarios to estimate the ACL with the baseline scenario carrying the highest weight. For prior periods, the Corporation calculated the ACL using the baseline scenario. See “Risk Management – Credit Risk Management” below for additional information on the ACL estimation methodology and for an analysis of the ACL, non-performing assets, and related information, and “Financial Condition and Operating Data Analysis – Loan Portfolio” and “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Provision for credit losses for unfunded loan commitments

The provision for credit losses for unfunded commercial and construction loan commitments and standby letters of credit was a net benefit of $0.1 million for the first quarter of 2022, compared to a net benefit of $0.7 million in the first quarter of 2021.

Provision for credit losses for held-to-maturity and available-for-sale debt securities

As of March 31, 2022, the held-to-maturity debt securities portfolio consisted of Puerto Rico municipal bonds. The provision for credit losses for held-to-maturity debt securities was an expense of $3.7 million for the first quarter of 2022, compared to an expense of $24 thousand for the same period a year ago. The expense recorded during the first quarter of 2022 was mainly due to the Corporation’s change of applying probability weights to the baseline and alternative downside economic scenarios to estimate the ACL and the associated impact on qualitative reserves. On the other hand, the provision for credit losses for available-for-sale debt securities was a net benefit of $0.4 million for the first quarter of 2022, compared to a net benefit of $0.1 million for the same period of the previous year.

Non-Interest Income

Non-interest income for the first quarter of 2022 amounted to $32.9 million, compared to $31.0 million for the same period in 2021. The $1.9 million increase in non-interest income was primarily related to:

• A $2.9 million increase in other non-interest income primarily in credit card and POS interchange fees, merchant fees, and higher benefit of purchased income tax credits.

• A $1.1 million increase in service charges and fees on deposit accounts, mainly due to an increase in transactional volumes.

Partially offset by:

• A $2.1 million decrease in revenues from mortgage banking activities, mainly driven by a $2.4 million decrease in net realized gain on sales of residential mortgage loans in the secondary market due to a lower volume of sales. During the first quarters of 2022 and 2021, net gains of $3.5 million and $5.9 million, respectively, were recognized as a result of GNMA securitization transactions and whole loan sales to U.S. GSEs amounting to $93.9 million and $150.7 million, respectively.

Non-Interest Expenses

Non-interest expenses decreased by $26.6 million to $106.7 million for the quarter ended March 31, 2022, compared to $133.3 million for the first quarter of 2021. On a non-GAAP basis, excluding $11.3 million in merger and restructuring costs associated with the acquisition of BSPR and costs of $1.2 million related to the COVID-19 pandemic response efforts which were recognized during the first quarter of 2021, non-interest expenses decreased by $14.1 million when compared with the same quarter of the previous year. See “Basis of Presentation” below for additional information. Some of the most significant variances in adjusted non-interest expenses were as follows:

• A $7.1 million decrease in adjusted professional service fees, including a $5.5 million decrease in outsourced technology fees primarily related to the effect in the first quarter of 2021 of both $3.1 million of temporary technology processing costs of the acquired BSPR operations and costs of approximately $1.5 million incurred in connection with the platform used for SBA PPP loan originations and forgiveness funding.

• A $2.6 million increase in net gains on OREO operations, primarily reflecting a $2.3 million decrease in write-downs to the value of OREO properties, in part related to a write-down to the value of a commercial property in the Puerto Rico region recorded during the first quarter of 2021; (ii) $0.7 million decrease in OREO-related operating expenses, primarily taxes and insurance; and (iii) a $0.3 million increase in net realized gains on sales of OREO properties, primarily on residential properties. These variances were partially offset by a $0.7 million decrease in income recognized from rental payments associated with OREO income-producing properties.

• A $1.3 million decrease in adjusted employees’ compensation and benefits expenses, principally in incentive compensation.

• A $1.1 million decrease in adjusted taxes, other than income taxes, primarily related to lower municipal license taxes, sales and use taxes, and property taxes.

• A $1.0 million decrease in adjusted other non-interest expenses mainly due to a $0.6 million decrease in amortization of intangible assets mainly associated to the purchased credit card relationship intangible asset recognized in connection with the acquisition of a FirstBank-branded credit card loan portfolio in 2012 which became fully amortized at the end of 2021 and a $0.4 million decrease in supplies and printing expenses.

• A $0.8 million decrease in adjusted occupancy and equipment expenses, primarily related to a reduction in rental expense and equipment related depreciation charges.

Income Taxes

For the first quarter of 2022, the Corporation recorded an income tax expense of $43.0 million, compared to $28.0 million for the same period in 2021. The variance was primarily related to both higher pre-tax income and a higher estimated effective tax rate resulting from a higher level of taxable income. The Corporation’s estimated annual effective tax rate in the first quarter of 2022, excluding entities from which a tax benefit cannot be recognized and discrete items, was 32.9% compared to 30.6% for the first quarter of 2021. The estimated annual effective tax rate including all entities for 2022 was 33.2% (33.5% excluding discrete items), compared to 30.6% for the first quarter of 2021 (31.1% excluding discrete items). See Note 18 - Income Taxes for additional information on the Corporation’s net deferred tax asset as of March 31, 2022 and December 31, 2021.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

The Corporation’s total assets were $19.9 billion as of March 31, 2022, a decrease of $856.2 million from December 31, 2021.

The decrease was primarily related to a decrease in cash and cash equivalents mainly attributable to a decrease in government deposits, the repayment of a $100 million repurchase agreement, and the repurchase of approximately 3.4 million shares of common stock for a total purchase price of $50 million. As further discussed below, these variances were partially offset by a $29.8 million increase in total loans.

Loan Portfolio

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the indicated dates:

	March 31,	December 31,
	2022	2021
(In thousands)
Residential mortgage loans	$2,891,699	$2,978,895
Commercial loans:
Commercial mortgage loans	2,237,702	2,167,469
Construction loans	111,908	138,999
Commercial and Industrial loans (1)	2,880,256	2,887,251
Total commercial loans	5,229,866	5,193,719
Consumer loans and finance leases	2,976,140	2,888,044
Total loans held for investment	11,097,705	11,060,658
Less:
Allowance for credit losses for loans and finance leases	(245,447)	(269,030)
Total loans held for investment, net	$10,852,258	$10,791,628
Loans held for sale	27,905	35,155
Total loans, net	$10,880,163	$10,826,783

(1) As of March 31, 2022 and December 31, 2021, includes $89.7 million and $145.0 million, respectively, of SBA PPP loans.

As of March 31, 2022, the Corporation’s total loan portfolio before the ACL amounted to $11.1 billion, an increase of $29.8 million compared to December 31, 2021. The increase consisted of a $45.7 million increase in the Puerto Rico region, partially offset by reductions of $10.1 million in the Virgin Islands region and $5.8 million in the Florida region. On a portfolio basis, the increase consisted of an increase of $88.1 million in consumer loans, mainly related to a $96.4 million increase in auto loans and leases, and an increase of $36.1 million in commercial and construction loans, partially offset by a reduction of $94.4 million in residential mortgage loans. Excluding the $55.3 million decrease in the carrying value of the SBA PPP loan portfolio, commercial and construction loans increased by $91.4 million, mainly reflecting the origination of loans related to nine commercial relationships, each in excess of $10 million, totaling $157.6 million, partially offset by the payoffs and paydowns of three commercial and industrial relationships, each in excess of $10 million, totaling $62.8 million.

As of March 31, 2022, loans held for investment were comprised of commercial and construction loans (47%), residential real estate loans (26%), and consumer and finance leases (27%). Of the total gross loan portfolio held for investment of $11.1 billion as of March 31, 2022, the Corporation had a credit risk concentration of approximately 79% in the Puerto Rico region, 18% in the United States region (mainly in the state of Florida), and 3% in the Virgin Islands region, as shown in the following table:

As of March 31, 2022	Puerto Rico	Virgin Islands	United States	Total

(In thousands)
Residential mortgage loans	$2,305,461	$181,632	$404,606	$2,891,699
Commercial mortgage loans	1,667,028	66,829	503,845	2,237,702
Construction loans	41,176	4,244	66,488	111,908
Commercial and Industrial loans (1)	1,851,527	75,399	953,330	2,880,256
Total commercial loans	3,559,731	146,472	1,523,663	5,229,866
Consumer loans and finance leases	2,908,746	53,253	14,141	2,976,140
Total loans held for investment, gross	$8,773,938	$381,357	$1,942,410	$11,097,705
Loans held for sale	27,151	232	522	27,905
Total loans, gross	$8,801,089	$381,589	$1,942,932	$11,125,610

(1) As of March 31, 2022, includes $89.7 million of SBA PPP loans consisting of $67.7 million in the Puerto Rico region, $5.1 million in the Virgin Islands region, and $16.9 million in the United States region.

As of December 31, 2021	Puerto Rico	Virgin Islands	United States	Total

(In thousands)
Residential mortgage loans	$2,361,322	$188,251	$429,322	$2,978,895
Commercial mortgage loans	1,635,137	67,094	465,238	2,167,469
Construction loans	38,789	4,344	95,866	138,999
Commercial and Industrial loans (1)	1,867,082	79,515	940,654	2,887,251
Total commercial loans	3,541,008	150,953	1,501,758	5,193,719
Consumer loans and finance leases	2,820,102	52,282	15,660	2,888,044
Total loans held for investment, gross	$8,722,432	$391,486	$1,946,740	$11,060,658
Loans held for sale	33,002	177	1,976	35,155
Total loans, gross	$8,755,434	$391,663	$1,948,716	$11,095,813

(1) As of December 31, 2021, includes $145.0 million of SBA PPP loans consisting of $102.8 million in the Puerto Rico region, $8.2 million in the Virgin Islands region, and $34.0 million in the United States region.

Residential Real Estate Loans

As of March 31, 2022, the Corporation’s total residential mortgage loan portfolio, including loans held for sale, decreased by $94.4 million, as compared to the balance as of December 31, 2021. The decline reflects reductions in all regions driven by repayments and charge-offs, which more than offset the volume of new loan originations kept on the balance sheet. Consistent with the Corporation’s strategies, the residential mortgage loan portfolio decreased by $61.7 million in the Puerto Rico region, $26.2 million in the Florida region, and $6.5 million in the Virgin Islands region.

The majority of the Corporation’s outstanding balance of residential mortgage loans in the Puerto Rico and the Virgin Islands regions consisted of fixed-rate loans that traditionally carry higher yields than residential mortgage loans in the Florida region. In the Florida region, approximately 53% of the residential mortgage loan portfolio consisted of hybrid adjustable-rate mortgages. In accordance with the Corporation’s underwriting guidelines, residential mortgage loans are primarily fully-documented loans, and the Corporation does not originate negative amortization loans.

Commercial and Construction Loans

As of March 31, 2022, the Corporation’s commercial and construction loan portfolio increased by $36.1 million (net of a $55.3 million decrease in the SBA PPP loan portfolio), as compared to the balance as of December 31, 2021.

In the Puerto Rico region, commercial and construction loans increased by $18.7 million (net of a $35.1 million decrease in the SBA PPP loan portfolio), as compared to the balance as of December 31, 2021. Excluding the $35.1 million decrease in the SBA PPP loan portfolio, commercial and construction loans in the Puerto Rico region increased by $53.8 million, driven by the origination of loans related to four commercial relationships, each in excess of $10 million, totaling $81.0 million, partially offset by the early payoff of a $19.4 million commercial and industrial loan.

In the Florida region, commercial and construction loans increased by $21.9 million (net of a $17.1 million decrease in the SBA PPP loan portfolio), as compared to the balance as of December 31, 2021. Excluding the $17.1 million decrease in the SBA PPP loan portfolio, commercial and construction loans in the Florida region increased by $39.0 million, driven by the origination of loans related to five commercial relationships, each in excess of $10 million, amounting to $76.6 million, partially offset by the payoffs and paydowns of loans associated with two commercial and industrial relationships, each in excess of $10 million, totaling $43.4 million.

In the Virgin Islands region, commercial and construction loans decreased by $4.5 million driven by a $3.1 million decrease in the SBA PPP loan portfolio, as compared to the balance as of December 31, 2021.

As of March 31, 2022, the SBA PPP loan portfolio amounted to $89.7 million, net of unearned fees of $5.1 million, compared to $145.0 million, net of unearned fees of $7.9 million as of December 31, 2021. In the first quarter of 2021, the Corporation originated $209.3 million in SBA PPP loans. In the first quarter of 2022, the Corporation received forgiveness remittances and customer payments of approximately $58.1 million in the principal balance of PPP loans, compared with $177.3 million for the same period in 2021. In addition, forgiveness remittances in the first quarter of 2022 resulted in the acceleration of fee income recognition in the amount of $2.4 million, compared with $3.2 million for the same period in 2021.

As of March 31, 2022, the Corporation had $175.2 million outstanding in loans extended to the Puerto Rico government, its municipalities, and public corporations, compared to $178.4 million as of December 31, 2021. As of March 31, 2022, approximately $100.2 million consisted of loans extended to municipalities in Puerto Rico that are supported by assigned property tax revenues, and $31.3 million consisted of municipal special obligation bonds. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of March 31, 2022, included $12.3 million in loans granted to an affiliate of PREPA and $31.4 million in loans to an agency of the Puerto Rico central government.

The Corporation also has credit exposure to USVI government entities. As of March 31, 2022, the Corporation had $38.0 million in loans to USVI government public corporations, compared to $39.2 million as of December 31, 2021. As of March 31, 2022, all loans were currently performing and up to date on principal and interest payments.

As of March 31, 2022, the Corporation’s total exposure to shared national credit (“SNC”) loans (including unused commitments) amounted to $930.3 million, compared to $918.6 million as of December 31, 2021. As of March 31, 2022, approximately $148.5 million of the SNC exposure is related to the portfolio in Puerto Rico and $781.8 million is related to the portfolio in the Florida region.

The composition of the Corporation’s construction loan portfolio held for investment as of March 31, 2022 and December 31, 2021, by category and geographic location follows:

As of March 31, 2022
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$-	$956	$-	$956
Single-family, detached	5,407	-	10,571	15,978
Total for residential housing projects	5,407	956	10,571	16,934
Construction loans to individuals secured by residential properties	48	-	-	48
Loans for commercial projects	31,132	2,251	55,025	88,408
Land loans - residential	4,030	1,037	892	5,959
Land loans - commercial	559	-	-	559
Total construction loan portfolio, gross	41,176	4,244	66,488	111,908
ACL	(961)	(222)	(659)	(1,842)
Total construction loan portfolio, net	$40,215	$4,022	$65,829	$110,066
____________________
(1) Mid-rise relates to buildings of up to 7 stories.

As of December 31, 2021
	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Loans for residential housing projects:
Mid-rise (1)	$-	$956	$-	$956
Single-family, detached	5,924	-	8,621	14,545
Total for residential housing projects	5,924	956	8,621	15,501
Construction loans to individuals secured by residential properties	48	-	-	48
Loans for commercial projects	27,839	2,251	86,348	116,438
Land loans - residential	4,137	1,137	897	6,171
Land loans - commercial	841	-	-	841
Total construction loan portfolio, gross	38,789	4,344	95,866	138,999
ACL	(942)	(210)	(2,896)	(4,048)
Total construction loan portfolio, net	$37,847	$4,134	$92,970	$134,951
____________________
(1) Mid-rise relates to buildings of up to 7 stories.

The following table presents further information related to the Corporation’s construction portfolio as of and for the quarter ended March 31, 2022:

(Dollars in thousands)
Total undisbursed funds under existing commitments	$191,792
Construction loans held for investment in nonaccrual status	$2,543
Net recoveries - Construction loans	$8
ACL - Construction loans	$1,842

Nonaccrual construction loans to total construction loans	2.27%

ACL for construction loans to total construction loans held for investment	1.65%

Net recoveries (annualized) to total average construction loans	-0.03%

Consumer Loans and Finance Leases

As of March 31, 2022, the Corporation’s consumer loan and finance lease portfolio increased by $88.1 million to $3.0 billion, as compared to the portfolio balance of $2.9 billion as of December 31, 2021. The change primarily reflects increases of $65.2 million and $31.2 million in the auto loans and finance leases portfolios, respectively, partially offset by reductions in personal loans, credit cards loans, and other loans of $6.1 million, $1.8 million, and $0.4 million, respectively. The growth in consumer loans is mainly reflected in the Puerto Rico region and was driven by increased loan originations during the first quarter of 2022.

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

The following table provides a breakdown of First BanCorp.’s loan production, including purchases, refinancings, renewals, and draws from existing revolving and non-revolving commitments, for the periods indicated:

	Quarter Ended March 31,
	2022	2021
(In thousands)

Residential mortgage	$122,513	$163,927
Commercial mortgage	127,985	31,539
Commercial and Industrial (1)	490,296	777,203
Construction	19,986	24,021
Consumer	426,467	342,063
Total loan production	$1,187,247	$1,338,753

(1) For the quarter ended March 31, 2021, includes $209.3 million in originations of SBA PPP loans.

Total loan originations, including purchases, refinancings, and draws from existing revolving and non-revolving commitments, amounted to approximately $1.2 billion in the first quarter of 2022, compared to $1.3 billion for the comparable period in 2021. During the first quarter of 2021, the Corporation originated SBA PPP loans totaling $209.3 million. Excluding SBA PPP loans, total loan originations increased by $57.8 million from $1.1 billion originated in the first quarter of 2021 million to $1.2 billion in the first quarter of 2022.

Residential mortgage loan originations amounted to $122.5 million for the first quarter of 2022, compared to $163.9 million for the first quarter of 2021. The decrease of $41.4 million in the first quarter of 2022, as compared to the same period of 2021, reflects decreases of approximately $27.7 million, $12.9 million, and $0.8 million in the Puerto Rico, Florida and the Virgin Islands regions, respectively. The decrease was mainly driven by lower levels of refinancings driven by the effect of higher market interest rates. Approximately 67% of the $103.7 million residential mortgage loan originations in the Puerto Rico region during the first quarter of 2022 were of conforming loans.

Commercial and construction loan originations (excluding government loans) amounted to $633.8 million for the first quarter of 2022, compared to $829.7 million for the first quarter of 2021. Total commercial and construction loan originations during the first quarter of 2021 include SBA PPP loan originations of $209.3 million. Excluding SBA PPP loans, commercial and construction loan originations increased by $13.4 million in the first quarter of 2022, compared with the same period in 2021. The growth reflects an increase of $28.5 million in the Florida region, partially offset by reductions of $14.8 million and $0.3 million in the Puerto Rico and Virgin Islands regions, respectively.

Government loan originations amounted to $4.4 million for the first quarter of 2022, compared to $3.1 million for the first quarter of 2021. Government loan originations in each of those periods are related to the utilization of an arranged overdraft line of credit of a government entity in the Virgin Islands region.

Originations of auto loans (including finance leases) for the first quarter of 2022 amounted to $261.3 million, an increase of $52.6 million, compared to $208.7 million for the first quarter of 2021. The increase was primarily reflected in the Puerto Rico and the Virgin Islands regions with an increase of $52.1 million and $0.5 million, respectively. Personal loan originations for the first quarter of 2022, other than credit cards, amounted to $55.7 million, compared to $39.2 million for the first quarter of 2021. Most of the increase in personal loan originations for the first quarter of 2022, as compared with the same period in 2021, was in the Puerto Rico region. The utilization activity on the outstanding credit card portfolio for the first quarter of 2022 amounted to $109.5 million, compared to $94.1 million for the first quarter of 2021.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk management strategies, First BanCorp. maintains an investment portfolio that is classified as available-for-sale or held to maturity. The Corporation’s total available-for-sale investment securities portfolio as of March 31, 2022 amounted to $6.4 billion, a $29.1 million decrease from December 31, 2021. The decrease was mainly driven by a $331.8 million decrease in fair value attributable to changes in market interest rates and the prepayments of approximately $208.0 million of U.S. agencies MBS, partially offset by purchases of U.S. agencies and MBS totaling $512.3 million during the first quarter of 2022.

As of March 31, 2022, approximately 99% of the Corporation’s available-for-sale securities portfolio was invested in U.S. government and agencies debentures and fixed-rate GSEs’ MBS (mainly GNMA, FNMA and FHLMC fixed-rate securities). In addition, as of March 31, 2022, the Corporation held a bond issued by the Puerto Rico Housing Finance Authority (“PRHFA”), classified as available for sale, specifically a residential pass-through MBS in the aggregate amount of $3.5 million (fair value - $2.7 million). This residential pass-through MBS issued by the PRHFA is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010 and had an unrealized loss of $0.8 million as of March 31, 2022, of which $0.3 million is due to credit deterioration and was charged against earnings through an ACL during 2020. During 2021, the Corporation placed this instrument in nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.

As of March 31, 2022 and December 31, 2021, the Corporation’s held-to-maturity investment securities portfolio, before the ACL, remained flat at $178.1 million. As of March 31, 2022, the ACL for held-to-maturity debt securities was $12.3 million, compared to $8.6 million as of December 31, 2021. Held-to-maturity investment securities consisted of financing arrangements with Puerto Rico municipalities issued in bond form, which the Corporation accounts for as securities, but which were underwritten as loans with features that are typically found in commercial loans. These obligations typically are not issued in bearer form, are not registered with the Securities and Exchange Commission, and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and, in most cases, are supported by assigned property tax revenues. Approximately 73% of the Corporation’s municipality bonds consisted of obligations issued by four of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. Given the uncertainties as to the effects that the fiscal position of the Puerto Rico central government, the COVID-19 pandemic, and the measures taken, or to be taken, by other government entities may have on municipalities, the Corporation cannot be certain whether future charges to the ACL on these securities will be required.

See “Risk Management – Exposure to Puerto Rico Government” below for information and details about the Corporation’s total direct exposure to the Puerto Rico government, including municipalities and “Credit Risk Management” below for the ACL of these direct exposures.

The following table presents the carrying values of investments as of the indicated dates:

	March 31,	December 31,
	2022	2021
(In thousands)

Money market investments	$2,183	$2,682
Investment securities available-for-sale, at fair value:
U.S. government and agencies obligations	2,596,950	2,405,468
Puerto Rico government obligations	2,727	2,850
MBS	3,823,983	4,044,443
Other	1,000	1,000
Total investment securities available-for-sale, at fair value	6,424,660	6,453,761

Investment securities held-to-maturity, at amortized cost:
Puerto Rico municipal bonds	178,059	178,133
ACL for held-to-maturity debt securities	(12,324)	(8,571)
	165,735	169,562
Equity securities, including $21.5 million of FHLB stock, as of each of
March 31, 2022 and December 31, 2021	32,014	32,169
Total money market investments and investment securities	$6,624,592	$6,658,174

MBS as of the indicated dates consisted of:

	March 31,	December 31,
	2022	2021
(In thousands)
Available-for-sale:
FHLMC certificates	$1,333,787	$1,418,670
GNMA certificates	338,619	388,344
FNMA certificates	1,682,313	1,704,585
Collateralized mortgage obligations issued or guaranteed
by FHLMC, FNMA or GNMA	462,344	525,610
Private label MBS	6,920	7,234
Total MBS	$3,823,983	$4,044,443

The carrying values of investment securities classified as available-for-sale and held-to-maturity as of March 31, 2022 by contractual maturity (excluding MBS) are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %

U.S. government and agencies obligations:
Due after one year through five years	$2,361,100	0.76
Due after five years through ten years	220,873	0.96
Due after ten years	14,977	0.88
	2,596,950	0.78
Puerto Rico government and municipalities obligations:
Due within one year	2,598	5.39
Due after one year through five years	14,903	2.40
Due after five years through ten years	90,790	4.28
Due after ten years	72,495	3.88
	180,786	3.98
Other investment securities:
Due within one year	1,000	0.78
Total	2,778,736	0.98
MBS	3,823,983	1.34
ACL on held-to-maturity debt securities	(12,324)	-
Total investment securities available-for-sale and held-to-maturity	$6,590,395	1.19

Net interest income of future periods could be affected by prepayments of MBS. Any acceleration in the prepayments of MBS purchased at a premium would lower yields on these securities, since the amortization of premiums paid upon acquisition would accelerate. Conversely, acceleration of the prepayments of MBS would increase yields on securities purchased at a discount, since the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable securities. As of March 31, 2022, the Corporation had approximately $2.1 billion in callable debt securities (U.S. agencies government securities) with an average yield of 0.80%, of which approximately 56% were purchased at a discount and 6% at a premium. See “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and the Corporation’s interest rate risk management strategies. Also refer to Note 2 – Investment Securities, in the Corporation’s unaudited consolidated financial statements for the quarter ended March 31, 2022 for additional information regarding the Corporation’s investment portfolio.

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

The Corporation’s risk management policies are described below, as well as in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the 2021 Annual Report on Form 10-K.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. During the first quarter of 2022, the Corporation continued to pay quarterly interest payments on the subordinated debentures associated with its TRuPs and quarterly dividends on its common stock. In addition, during the first quarter of 2022, the Corporation repurchased 3,409,697 million shares of common stock for approximately $50 million, completing the total repurchase amount of $300 million authorized by the Board of Directors in April 2021.

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

The MIALCO is composed of senior management officers, including the Chief Executive Officer, the Chief Financial Officer, the Chief Risk Officer, the Business Group Director, the Strategy Management Director, the Treasury and Investments Risk Manager, the Financial Planning and ALM Director, and the Treasurer. The Treasury and Investments Division is responsible for planning and executing the Corporation’s funding activities and strategy, monitoring liquidity availability on a daily basis, and reviewing liquidity measures on a weekly basis. The Treasury and Investments Accounting and Operations area of the Comptroller’s Department is responsible for calculating the liquidity measurements used by the Treasury and Investment Division to review the Corporation’s liquidity position on a monthly basis. The Financial Planning and ALM Division is responsible for estimating the liquidity gap for longer periods.

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

The Corporation manages its liquidity in a proactive manner and in an effort to maintain a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of March 31, 2022, the estimated core liquidity reserve (which includes cash and free liquid assets) was $5.3 billion, or 26.5% of total assets, compared to $5.6 billion, or 27.0% of total assets, as of December 31, 2021. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 32.6% of total assets as of March 31, 2022, compared to 32.7% of total assets as of December 31, 2021. As of March 31, 2022, the Corporation had $1.2 billion available for additional credit from the FHLB. Unpledged liquid securities, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $3.6 billion as of March 31, 2022. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of March 31, 2022, the holding company had $15.0 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of March 31, 2022 were approximately $1.7 billion. The Bank had $85.8 million in brokered CDs as of March 31, 2022, of which approximately $50.5 million mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 87.2% of the Bank’s assets (or 86.8% excluding brokered deposits).

Furthermore, as a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. As of March 31, 2022, the Corporation’s commitments to extend credit amounted to approximately $2.1 billion, of which $1.2 billion related to credit card loans. Commercial and financial standby letters of credit amounted to approximately $151.4 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. There have been no significant or unexpected draws on existing commitments. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause.

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

In addition to the aforementioned off-balance sheet debt obligations and unfunded commitments to extend credit, the Corporation has obligations and commitments to make future payments under contracts, amounting to approximately $3.1 billion as of March 31, 2022. Our material cash requirements comprise primarily of contractual obligations to make future payments related to time deposits, short-term borrowings, long-term debt, and operating lease obligations. We also have other contractual cash obligations related to certain binding agreements we have entered into for services including, outsourcing of technology services, security, advertising and other services which are not material to our liquidity needs. We currently anticipate that our available funds, credit facilities, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.

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

Consistent with its strategy, the Corporation has been seeking to add core deposits. As of March 31, 2022, the Corporation’s deposits, excluding government deposits and brokered CDs, increased by $55.0 million to $14.5 billion, compared to $14.4 billion as of December 31, 2021. Certain non-maturity deposits previously reported as brokered deposits, which amounted to $246.6 million and $247.5 million, as of March 31, 2022 and December 31, 2021, respectively, were recharacterized as non-brokered deposits for both periods presented based on exclusions and clarifications of the deposit broker definition included in the FDIC Brokered Deposits Final Rule. The above-mentioned increase of $55.0 million was primarily related to higher balances in the demand deposit accounts mainly in the Puerto Rico region, partially offset by a decrease in retail certificates of deposit (“CDs”) and savings deposit accounts balances.

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

The Corporation’s principal sources of funding are:

Retail deposits – The Corporation’s deposit products include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding government deposits and brokered CDs, increased by $55.0 million to $14.5 billion from a balance of $14.4 billion as of December 31, 2021, reflecting increases of $61.5 million in the Puerto Rico region and $29.1 million in the Virgin Islands region, partially offset by a decrease of $35.6 million in the Florida region. On a deposit type basis, the increase was primarily reflected in retail demand deposits, partially offset by a decrease in commercial savings accounts and retail CDs.

Government deposits – As of March 31, 2022, the Corporation had $2.3 billion of Puerto Rico public sector deposits ($2.1 billion in transactional accounts and $167.3 million in time deposits), compared to $2.7 billion as of December 31, 2021 which are fully collateralized. Approximately 22% of the public sector deposits as of March 31, 2022 was from municipalities and municipal agencies in Puerto Rico and 78% was from public corporations, the central government and agencies, and U.S. federal government agencies in Puerto Rico. The decrease was primarily related to decreases in transactional account balances of government public corporations that reflect, among other things, a reduction in the funds received by government entities from federal fundings allocated to Puerto Rico.

In addition, as of March 31, 2022, the Corporation had $514.1 million of government deposits in the Virgin Islands region (December 31, 2021 - $568.4 million) and $10.0 million in the Florida region (December 31, 2021 - $9.6 million).

Estimate of Uninsured Deposits – As of March 31, 2022 and December 31, 2021, the estimated amount of uninsured deposits, excluding brokered CDs, totaled $8.4 billion and $8.9 billion, respectively, generally representing the portion of deposits in domestic offices that exceed the FDIC insurance limit of $250,000 and amounts in any other uninsured deposit account. The balances presented as of March 31, 2022 and December 31, 2021 include government deposits, which are uninsured but fully collateralized as previously mentioned. The amount of uninsured deposits is calculated based on the same methodologies and assumptions used for our bank regulatory reporting requirements.

The following table presents by contractual maturities the amount of U.S. time deposits in excess of FDIC insurance limits (over $250,000) and other time deposits that are otherwise uninsured as of March 31, 2022:

(In thousands)	3 months or less	3 months to 6 months	6 months to 1 year	Over 1 year	Total

U.S. time deposits in excess of FDIC insurance limits	$219,870	$70,291	$214,896	$154,509	$659,566
Other uninsured time deposits	$23,987	$10,304	$13,209	$5,390	$52,890

Brokered CDs – Total brokered CDs decreased during the first quarter of 2022 by $14.6 million to $85.8 million as of March 31, 2022, compared to $100.4 million as of December 31, 2021.

The average remaining term to maturity of the brokered CDs outstanding as of March 31, 2022 was approximately 1.2 years.

The use of brokered CDs provides an efficient channel for funding diversification and interest rate management. Brokered CDs are insured by the FDIC up to regulatory limits; and can be obtained faster than regular retail deposits.

Refer to Net Interest Income above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters ended March 31, 2022 and 2021.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $200 million as of March 31, 2022 (December 31, 2021 - $300 million). One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. See Note 10 – Securities Sold Under Agreements to Repurchase, in the Corporation’s unaudited consolidated financial statements for the quarter ended March 31, 2022 for further details about repurchase agreements outstanding by counterparty and maturities.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of each of March 31, 2022 and December 31, 2021, the outstanding balance of long-term fixed rate FHLB advances was $200 million. As of March 31, 2022, the Corporation had $1.2 billion available for additional borrowing capacity on FHLB lines of credit.

Trust-Preferred Securities – In 2004, FBP Statutory Trusts I and II, statutory trusts that are wholly-owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors variable-rate trust-preferred securities (“TRuPs”) and used the proceeds of these issuances, together with the proceeds of the purchases by the Corporation of variable rate common securities, to purchase junior subordinated deferrable debentures. The subordinated debentures are presented in the Corporation’s consolidated statements of financial condition as other borrowings. As of each of March 31, 2022 and December 31, 2021, the Corporation had subordinated debentures outstanding in the aggregate amount of $183.8 million with maturity dates from June 17, 2034 through September 20, 2034. See Note 12 – Other Borrowings and Note 8 – Non-Consolidated Variable Interest Entities (“VIE”) and Servicing Assets, for additional information.

Other Sources of Funds and Liquidity - The Corporation’s principal uses of funds are for the origination of loans and the repayment of maturing deposits and borrowings. In connection with its mortgage banking activities, the Corporation has invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly-liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, U.S. Department of Housing and Urban Development (“HUD”), FNMA and FHLMC. During the first quarter of 2022, loans pooled into GNMA MBS amounted to approximately $41.5 million.

In addition, the FED has taken several steps to promote economic and financial stability in response to the significant economic disruption caused by the COVID-19 pandemic. These actions are intended to stimulate economic activity by reducing interest rates and provide liquidity to financial markets so that participants have access to needed funding. Although the federal funds target rate increased by a quarter point to 0.25% - 0.5% during the first quarter of 2022, the Primary Credit FED Discount Window Program is still a cost-efficient contingent source of funding for the Corporation given the highly-volatile market conditions. Although currently not in use, as of March 31, 2022, the Corporation had approximately $1.3 billion available for funding under the FED’s Borrower-In-Custody (“BIC”) Program.

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

As of the date hereof, the Corporation’s credit as a long-term issuer is rated B+ by S&P and BB by Fitch. As of the date hereof, FirstBank’s credit ratings as a long-term issuer are B1 by Moody’s, four notches below Moody’s minimum Baa3 level required to be considered investment grade; BB+ by S&P, one notch below S&P’s minimum BBB- level required to be considered investment grade; and BB by Fitch, two notches below Fitch’s minimum BBB- level required to be considered investment grade. The Corporation’s credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of credit ratings is not a recommendation to buy, sell or hold the Corporation’s securities. Each rating should be evaluated independently of any other rating.

Cash Flows

Cash and cash equivalents were $1.7 billion as of March 31, 2022, a decrease of $846.8 million when compared to the balance as of December 31, 2021. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first quarter of 2022 and 2021.

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

For the first quarters of 2022 and 2021, net cash provided by operating activities was $114.8 million and $112.7 million, respectively. Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for items such as depreciation and amortization, as well as cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment, as well as purchasing, selling and repaying available-for-sale and held-to-maturity investment securities. For the quarter ended March 31, 2022, net cash used in investing activities was $333.0 million, primarily due to purchases of U.S. agencies and MBS and net disbursements on loans held for investment, partially offset by prepayments of U.S. agencies MBS. For the quarter ended March 31, 2021, net cash used in investing activities was $768.1 million, primarily due to purchases of U.S. agencies and liquidity used to fund commercial and consumer loan originations, partially offset by principal collected on loans and U.S. agencies MBS prepayments, as well as proceeds from U.S. agencies bonds called prior to maturity.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance of and payments on long-term debt, the issuance of equity instruments, return of capital actions, and activities related to its short-term funding. For the first quarter of 2022, net cash used in financing activities was $628.7 million, mainly reflecting a decrease in government deposits, the repayment at maturity of a $100 million repurchase agreement, the repurchase of 3.4 million shares of common stock for a total purchase price of approximately $50 million, and the payment of $19.7 million in quarterly dividends to common stock shareholders.

For the first quarter of 2021, net cash provided by financing activities was $679.7 million, mainly reflecting an increase in non-brokered deposits, partially offset by dividends paid on common and preferred stock and the repayment of matured brokered CDs.

Capital

As of March 31, 2022, the Corporation’s stockholders’ equity was $1.8 billion, a decrease of $320.7 million from December 31, 2021. The decrease was driven by a $331.8 million decrease in the fair value of available-for-sale investment securities recorded as part of accumulated other comprehensive loss in the consolidated statements of financial condition, the repurchase of approximately 3.4 million shares of common stock for a total purchase price of $50.0 million and common stock dividends declared in the first quarter of 2022 totaling $19.9 million (or $0.10 per common share), partially offset by earnings generated in the first quarter of 2022. The aforementioned repurchases completed the $300 million stock repurchase program authorized by the Board of Directors in April 2021.

On April 27, 2022, the Corporation’s Board of Directors declared a quarterly cash dividend of $0.12 per common share, which represents an increase of $0.02 per common share, or a 20%, increase, from the immediately preceding quarter’s dividend level. The Corporation intends to continue to pay quarterly dividends on common stock. The Corporation’s common stock dividends, including the declaration, timing and amount, remain subject to the consideration and approval by the Corporation’s Board of Directors at the relevant times.

In addition, on April 27, 2022, the Corporation announced that its Board of Directors approved a new stock repurchase program, under which the Corporation may repurchase up to $350 million of its outstanding common stock, to be executed through the next four quarters, commencing in the second quarter of 2022. Repurchases under the program may be executed through open market purchases, accelerated share repurchases and/or privately negotiated transactions or plans, including under plans complying with Rule 10b5-1 under the Exchange Act. The Corporation’s stock repurchase program is subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions. The repurchase program may be modified, extended, suspended, or terminated at any time at the Corporation’s discretion. The Corporation’s share repurchase program does not obligate it to acquire any specific number of shares. The Parent Company has no operations and depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments, stock repurchases, and to fund all payments on its obligations, including debt obligations.

The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, purchased credit card relationship intangible assets and insurance customer relationship intangible asset. Tangible assets are total assets less the previously mentioned intangible assets. See “Basis of Presentation” below for additional information.

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets, non-GAAP financial measures, to total equity and total assets, respectively, as of March 31, 2022 and December 31, 2021, respectively:

	March 31,	December 31,
	2022	2021
(In thousands, except ratios and per share information)
Total equity - GAAP	$1,781,102	$2,101,767
Goodwill	(38,611)	(38,611)
Purchased credit card relationship intangible	(873)	(1,198)
Core deposit intangible	(26,648)	(28,571)
Insurance customer relationship intangible	(127)	(165)
Tangible common equity	$1,714,843	$2,033,222

Total assets - GAAP	$19,929,037	$20,785,275
Goodwill	(38,611)	(38,611)
Purchased credit card relationship intangible	(873)	(1,198)
Core deposit intangible	(26,648)	(28,571)
Insurance customer relationship intangible	(127)	(165)
Tangible assets	$19,862,778	$20,716,730
Common shares outstanding	198,701	201,827

Tangible common equity ratio	8.63%	9.81%
Tangible book value per common share	$8.63	$10.07

See Note 23 – Regulatory Matters, Commitments and Contingencies for the regulatory capital positions of the Corporation and FirstBank as of March 31, 2022 and December 31, 2021, respectively.

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If the legal surplus reserve is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $137.6 million as of each March 31, 2022 and December 31, 2021. There were no transfers to the legal surplus reserve during the first quarter of 2022.

Interest Rate Risk Management

First BanCorp. manages its asset/liability position to limit the effects of changes in interest rates on net interest income and to maintain stability of profitability under varying interest rate scenarios. The MIALCO oversees interest rate risk and MIALCO meetings focus on, among other things, current and expected conditions in world financial markets, competition and prevailing rates in the local deposit market, liquidity, loan originations pipeline, securities market values, recent or proposed changes to the investment portfolio, alternative funding sources and related costs, hedging and the possible purchase of derivatives such as swaps and caps, and any tax or regulatory issues which may be pertinent to these areas. The MIALCO approves funding decisions considering the Corporation’s overall strategies and objectives.

On a quarterly basis, the Corporation performs a consolidated net interest income simulation analysis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-to-five-year time horizon, assuming upward and downward yield curve shifts. The rate scenarios considered in these disclosures reflect gradual upward and downward interest rate movements of 200 basis points (“bps”) during a twelve-month period. Simulations are carried out in two ways:

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

The Corporation uses a simulation model to project future movements in the Corporation’s balance sheet and income statement. The starting point of the projections corresponds to the actual values on the balance sheet on the date of the simulations. These simulations are highly complex and are based on many assumptions that are intended to reflect the general behavior of the balance sheet components over the period in question. It is unlikely that actual events will match these assumptions in all cases. For this reason, the results of these forward-looking computations are only approximations of the true sensitivity of net interest income to changes in market interest rates. Several benchmark and market rate curves were used in the modeling process, primarily the LIBOR/SWAP curve, Prime, Treasury, FHLB rates, brokered CD rates, repurchase agreement rates, and the mortgage commitment rate of 30 years.

As of March 31, 2022, the Corporation forecasted the 12-month net interest income assuming March 31, 2022 interest rate curves remain constant. Net interest income was then estimated under rising and falling rate scenarios. For the rising rates scenario, a gradual (ramp) parallel upward shift of the yield curve is assumed during the first twelve months (the “+200 ramp” scenario). Conversely, for the falling rates scenario, a gradual (ramp) parallel downward shift of the yield curve is assumed during the first twelve months (the “-200 ramp” scenario). However, given the current low levels of interest rates and rate compression in the short term, along with the current yield curve slope, a full downward shift of 200 bps would represent an unrealistic scenario. Therefore, under the falling rate scenario, interest rates move downward up to 200 bps, until reaching the floor rate of zero. The resulting scenario ends with a flattening yield curve instead of a parallel downward scenario.

The LIBOR/Swap curve for March 31, 2022, as compared to the January 31, 2022 curve used for the December 31, 2021 sensitivity, reflected an increment in the short-term horizon, between one to twelve months of 82 basis points on average; while market rates increased in the medium term by 102 bps, that is between 2 to 5 years. In the long term, that is over a 5-year-term horizon, market rates increased 55 bps as compared to January 31, 2022. A similar pattern on market rates changes were observed in the Treasury curve for the short, medium, and long term mentioned above with a 49 bps increase in the short-term horizon, 94 bps increase in the medium term, and 45 bps increase in the long-term horizon.

The following table presents the results of the simulations as of March 31, 2022 and December 31, 2021. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	March 31, 2022				December 31, 2021
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$22.3	3.00%	$27.8	3.56%	$34.5	4.81%	$39.1	5.17%
- 200 bps ramp	$(19.0)	(2.55)%	$(18.6)	(2.38)%	$(12.2)	(1.70)%	$(13.5)	(1.78)%

The Corporation continues to manage its balance sheet structure to control and limit the overall interest rate risk. As of March 31, 2022, the simulations showed that the Corporation continues to maintain an asset-sensitive position. For instance, a 100bps immediate increase in rates would represent approximately 4.10% increase in net interest income on a static simulation and 4.60% on a growing balance sheet simulation. The Corporation has continued repositioning the balance sheet and improving the funding mix, mainly driven by increasing the average balance of interest-bearing deposits. The above-mentioned growth in deposits, along with proceeds from loan repayments, U.S. agency bonds that matured or were called prior to maturity, and prepayments of U.S. agency MBS that have not been reinvested contributed to fund the continued increase in the investment securities portfolio, while maintaining higher liquidity levels.

The decrease in net interest income sensitivity for the +200bps ramp scenario, as compared to the exercise executed for balances held at December 31, 2021, was primarily related to: (i) the effect of the repricing of certain assets on the balance sheet during the first quarter of 2022, (ii) reductions in available cash balances with short-term repricing, and (iii) lower expected prepayments speeds in U.S. agency MBS as rates move upward resulting in a decline in refinancing activity. The increase in net interest income sensitivity for the -200bps ramp scenario was driven by rate decompression as market rates move away from historically low interest rate levels in 2021, allowing for greater downward interest rates shifts. However, a full down parallel movement of -200bps will still not be able to materialize due to near floor rate levels which has a major impact in variable rate and short-term products.

Taking into consideration the above-mentioned facts for modeling purposes, as of March 31, 2022, the net interest income for the next twelve months under a non-static balance sheet scenario is estimated to increase by $27.8 million in the rising rate scenario, when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario the net interest income is estimated to decrease $18.6 million.

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

As of March 31, 2022 and December 31, 2021, the Corporation considered all of its derivative instruments as undesignated economic hedges. As of March 31, 2022, the aggregate balance of derivative assets was of $1.2 million, compared to $1.5 million as of December 31, 2021. As of March 31, 2022, the aggregate balance of derivative liabilities was of $0.8 million, compared to $1.2 million as of December 31, 2021. For detailed information regarding the volume of derivative activities (e.g., notional amounts), location and fair values of derivative instruments in the consolidated statements of financial condition as of December 31, 2021 and 2020 and the amount of gains and losses reported in the consolidated statements of income during 2021 and 2020, see Note 34 – Derivative Instruments and Hedging Activities included in the 2021 Annual Report on Form 10-K.

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

Allowance for Credit Losses and Non-performing Assets

Allowance for Credit Losses for Loans and Finance Leases

The ACL for loans and finance leases represents the estimate of the level of reserves appropriate to absorb expected credit losses over the estimated life of the loans. The amount of the allowance is determined using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience is a significant input for the estimation of expected credit losses, as well as adjustments to historical loss information made for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term. Additionally, the Corporation’s assessment involves evaluating key factors, which include credit and macroeconomic indicators, such as changes in unemployment rates, property values, and other relevant factors to account for current and forecasted market conditions that are likely to cause estimated credit losses over the life of the loans to differ from historical credit losses. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress. The process includes judgments and quantitative elements that may be subject to significant change. Further, the Corporation periodically considers the need for qualitative reserves to the ACL to consider factors such as management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, organization specific risks and other limitations. Qualitative adjustments may be related to and include, but are not limited to, factors such as the following: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature and size of the portfolio and external factors that may ultimately impact credit quality, and (iii) other limitations associated with factors such as changes in underwriting and loan resolution strategies, among others. The ACL for loans and finance leases is reviewed at least on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

As of March 31, 2022, the Corporation applied probability weights to the baseline and alternative downside economic scenarios to estimate the ACL with the baseline scenario carrying the highest weight. In weighting these macroeconomic scenarios, the Corporation applied judgment based on a variety of factors such as economic uncertainties including a prolonged conflict in Ukraine, adverse conditions created by disruptions in the supply chain and the overall inflationary environment. For prior periods, the Corporation calculated the ACL using the baseline scenario. As of March 31, 2022, the Corporation’s ACL model considered the following assumptions for key economic variables in the probability-weighted economic scenarios:

• Increase in commercial real estate price index to 5.0% for 2022, compared to the previous forecast of 2.7%.

• Increase in regional housing price index in Puerto Rico (purchase only prices) of 8.4% during 2022, when compared to the previous forecast. For the Florida region, increase in regional housing price index of 6.9% when compared to the previous forecast.

• Slight increase in levels of regional unemployment in Puerto Rico to 7.8% for 2022, compared to the previous forecast of 7.4%. For the Florida region and the U.S. mainland, slight increase in unemployment rate to 3.9% and 4.2%, respectively, for 2022, compared to 3.1% and 3.7%, respectively, in the previous forecast.

• A slight decrease in real gross domestic product (“GDP”) in the U.S. mainland to 3.3% for 2022, compared to the previous forecast of 4.6%.

It is difficult to estimate how potential changes in one factor or input might affect the overall ACL because management considers a wide variety of factors and inputs in estimating the ACL. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors and inputs may be directionally inconsistent, such that improvement in one factor or input may offset deterioration in others. However, to demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of March 31, 2022, management compared the modeled estimates under the probability-weighted economic scenarios against a more adverse scenario. Under this more adverse scenario, as an example, average unemployment rate for the Puerto Rico region increases to 8.17% for 2022 and 8.78% during 2023, compared to 7.72% and 7.92%, respectively, for the same periods on the probability-weighted economic scenario projections.

To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at March 31, 2022, management calculated the difference between our quantitative ACL and this more adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $34 million at March 31, 2022. This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall ACL as it does not reflect any potential changes in other adjustments to the qualitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these estimates based on current circumstances and conditions. Recognizing that forecasts of macroeconomic conditions are inherently uncertain, particularly in light of the recent economic conditions, management believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended March 31, 2022.

As of March 31, 2022, the ACL for loans and finance leases was $245.4 million, down $23.6 million from December 31, 2021. The reduction of the ACL for commercial and construction loans was $22.3 million, reflecting, among other things, continued positive long-term outlook of macroeconomic variables to which the reserve is correlated and their impact on qualitative reserves. In addition, the ACL for residential mortgage loans decreased by $6.0 million in the first quarter, primarily due to the overall reduction in the size of this portfolio. The aforementioned ACL reductions were partially offset by an increase of $4.7 million in the ACL for consumer loans primarily reflecting the effect of the increase in the size of the auto and finance leases loan portfolios and an increase in cumulative historical charge-off levels related to personal and credit card loans. Refer to Note 1, - Nature of Business and Summary of Significant Accounting Policies, in the 2021 Annual Report on Form 10-K for a description of the methodologies used by the Corporation to determine the ACL.

The ratio of the ACL for loans and finance leases to total loans held for investment decreased to 2.21% as of March 31, 2022, compared to 2.43% as of December 31, 2021. On a non-GAAP basis, excluding SBA PPP loans, the ratio of the ACL for loans and finance leases to adjusted total loans held for investment was 2.23% as of March 31, 2022, compared to 2.46% as of December 31, 2021. For the definition and reconciliation of this non-GAAP financial measure, refer to the discussion in “Basis of Presentation” below. An explanation for the change for each portfolio follows:

• The ACL to total loans ratio for the residential mortgage loan portfolio decreased from 2.51% as of December 31, 2021 to 2.38% as of March 31, 2022, primarily due to continued improvements in the long-term outlook of forecasted macroeconomic variables, such as the housing price index.

• The ACL to total loans ratio for the commercial mortgage loan portfolio decreased from 2.43% as of December 31, 2021 to 1.35% as of March 31, 2022, reflecting, among other things, reductions in qualitative reserves mostly associated with a continued positive long-term outlook of forecasted macroeconomic variables, primarily in the commercial real estate price index, as a result of the reduced uncertainty regarding COVID-19, particularly on loans in the hotel, transportation, and entertainment industries, and to a lesser extent, improvements in updated financial information received from borrowers during the first quarter of 2022.

• The ACL to total loans ratio for the commercial and industrial portfolio increased from 1.19% as of December 31, 2021 to 1.28% as of March 31, 2022. On a non-GAAP basis, excluding SBA PPP loans, the ratio of the ACL for commercial and industrial loans to adjusted total commercial and industrial loans held for investment was 1.32% as of March 31, 2022, compared to 1.25% as of December 31, 2021.

• The ACL to total loans ratio for the construction loan portfolio decreased from 2.91% as of December 31, 2021 to 1.65% as of March 31, 2022, primarily reflecting reductions in qualitative reserves mostly associated to previously-identified specific risks for a construction project in Florida that were resolved during the first quarter of 2022.

• The ACL to total loans ratio for the consumer loan portfolio increased from 3.57% as of December 31, 2021 to 3.62% as of March 31, 2022, primarily reflecting an increase in cumulative historical charge-off levels mostly related to the personal and credit card loan portfolio.

The ratio of the total ACL to nonaccrual loans held for investment was 229.33% as of March 31, 2022, compared to 242.99% as of December 31, 2021.

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

As shown in the following tables, the ACL for loans and finance leases amounted to $245.4 million as of March 31, 2022, or 2.21% of total loans, compared with $358.9 million, or 3.08% of total loans, as of March 31, 2021 and $269.0 million, or 2.43% of total loans, as of December 31, 2021. See “Results of Operation - Provision for Credit Losses” above for additional information.

Quarter Ended March 31
2022	2021
(Dollars in thousands)
ACL for loans and finance leases, beginning of period	$269,030	$385,887
Provision for credit losses - (benefit) expense:
Residential mortgage	(4,871)	(4,175)
Commercial mortgage	(22,640)	(8,820)
Commercial and Industrial	1,755	(5,312)
Construction	(2,214)	(456)
Consumer and finance leases	10,981	4,320
Total provision for credit losses for loans and finance leases - (benefit)	$(16,989)	$(14,443)
Charge-offs
Residential mortgage	$(2,528)	$(2,825)
Commercial mortgage	(37)	(794)
Commercial and Industrial	(290)	(809)
Construction	(44)	(45)
Consumer and finance leases	(9,816)	(11,761)
Total charge offs	$(12,715)	$(16,234)
Recoveries:
Residential mortgage	1,382	733
Commercial mortgage	44	54
Commercial and Industrial	1,035	264
Construction	52	36
Consumer and finance leases	3,608	2,639
Total recoveries	$6,121	$3,726
Net charge-offs	$(6,594)	$(12,508)
ACL for loans and finance leases, end of period	$245,447	$358,936

ACL for loans and finance leases to period-end total loans held for investment	2.21%	3.08%
Annualized net charge-offs to average loans outstanding during the period	0.24%	0.43%
Provision for credit losses - (benefit) expense for loans and finance leases to net charge-offs during the period	-2.58	x	-1.15	x

The following table sets forth information concerning the allocation of the Corporation's ACL for loans and finance leases by loan category and the percentage of loan balances in each category to the total of such loans as of the indicated dates:

	As of		As of
	March 31, 2022		December 31, 2021
	Amount	Percentage of total loans	Amount	Percentage of total loans
(Dollars in thousands)
Residential mortgage loans	$68,820	26%	$74,837	27%
Commercial mortgage loans	30,138	20%	52,771	20%
Construction loans	1,842	1%	4,048	1%
Commercial and Industrial loans	36,784	26%	34,284	26%
Consumer loans and finance leases	107,863	27%	103,090	26%
	$245,447	100%	$269,030	100%

The following tables set forth information concerning the composition of the Corporation's loan portfolio and related ACL as of March 31, 2022 and December 31, 2021 by loan category:

As of March 31, 2022	Residential Mortgage Loans	Commercial Mortgage Loans	Commercial and Industrial Loans		Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)						Total
Total loans held for investment:
Amortized cost of loans	$2,891,699	$2,237,702	$2,880,256	$111,908	$2,976,140	$11,097,705
Allowance for credit losses	68,820	30,138	36,784	1,842	107,863	245,447
Allowance for credit losses to amortized cost	2.38%	1.35%	1.28%	1.65%	3.62%	2.21%

	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
As of December 31, 2021			Commercial and Industrial Loans	Construction Loans

(Dollars in thousands)						Total
Total loans held for investment:
Amortized cost of loans	$2,978,895	$2,167,469	$2,887,251	$138,999	$2,888,044	$11,060,658
Allowance for credit losses	74,837	52,771	34,284	4,048	103,090	269,030
Allowance for credit losses to amortized cost	2.51%	2.43%	1.19%	2.91%	3.57%	2.43%

Allowance for Credit Losses for Unfunded Loan Commitments

The Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk as a result of a contractual obligation to extend credit, such as pursuant to unfunded loan commitments and standby letters of credit for commercial and construction loans, unless the obligation is unconditionally cancellable by the Corporation. The ACL for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. As of March 31, 2022, the ACL for off-balance sheet credit exposures was $1.4 million, down $0.1 million from $1.5 million as of December 31, 2021.

Allowance for Credit Losses for Held-to-Maturity Debt Securities

As of March 31, 2022, the held-to-maturity debt securities portfolio consisted of Puerto Rico municipal bonds. As of March 31, 2022, the ACL for held-to-maturity debt securities was $12.3 million, compared to $8.6 million as of December 31, 2021. The increase in the ACL of $3.7 million was mainly due to the Corporation’s change of applying probability weights to the baseline and alternative downside economic scenarios to estimate the ACL and the associated impact on qualitative reserves. As of March 31, 2022, loans continue to be current and in compliance with financial covenants.

Allowance for Credit Losses for Available-for-Sale Debt Securities

The ACL for available-for-sale debt securities, which is associated to private label MBS and a residential pass-through MBS issued by the PRHFA, was $0.7 million as of March 31, 2022, compared to $1.1 million as of December 31, 2021. The decrease on the ACL is mostly related to a continued positive long-term outlook of forecasted macroeconomic variables, such as housing price index.

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

Other Real Estate Owned

OREO acquired in settlement of loans is carried at the lower of cost or fair value less estimated costs to sell off the real estate. Appraisals are obtained periodically, generally on an annual basis.

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

Loans Past-Due 90 Days and Still Accruing

These are accruing loans that are contractually delinquent 90 days or more. These past-due loans are either current as to interest but delinquent as to the payment of principal or are insured or guaranteed under applicable FHA, VA, or other government-guaranteed programs for residential mortgage loans. Furthermore, as required by instructions in regulatory reports, loans past due 90 days and still accruing include loans previously pooled into GNMA securities for which the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria (e.g., borrowers fails to make any payment for three consecutive months). For accounting purposes, these GNMA loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability

TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. The Corporation considers performance prior to the restructuring, or significant events that coincide with the restructuring, in assessing whether the borrower can meet the new terms, which may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.

The following table presents non-performing assets as of the indicated dates:

	March 31,	December 31,
	2022	2021
(Dollars in thousands)
Nonaccrual loans held for investment:
Residential mortgage	$48,818	$55,127
Commercial mortgage	26,576	25,337
Commercial and Industrial	18,129	17,135
Construction	2,543	2,664
Consumer and finance leases	10,964	10,454
Total nonaccrual loans held for investment	$107,030	$110,717
OREO	42,894	40,848
Other repossessed property	3,823	3,687
Other assets (1)	2,727	2,850
Total non-performing assets (2)(3)	$156,474	$158,102

Past due loans 90 days and still accruing (4)(5)	$118,798	$115,448
Non-performing assets to total assets	0.79%	0.76%
Nonaccrual loans held for investment to total loans held for investment	0.96%	1.00%
ACL for loans and finance leases	$245,447	$269,030
ACL for loans and finance leases to total nonaccrual loans held for investment	229.33%	242.99%
ACL for loans and finance leases to total nonaccrual loans held for investment,
excluding residential real estate loans	421.64%	483.95%

(1)

Residential pass-through MBS issued by the PRHFA held as part of the available-for-sale investment securities portfolio with an amortized cost of $3.5 million recorded on the Corporation's books at its fair value of $2.7 million as of March 31, 2022. For December 31, 2021, the amortized cost and fair value of this residential pass-through MBS amounted to $3.6 million and $2.9 million, respectively.

(2)

Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans accounted for under ASC Subtopic 310-30 as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans accrete interest income based on the effective interest rate of the loan pools determined at the time of adoption of CECL and will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The amortized cost of such loans as of March 31, 2022 and December 31, 2021 amounted to $113.5 million and $117.5 million, respectively.

(3)	Nonaccrual loans exclude $354.0 million and $363.4 million of TDR loans that were in compliance with the modified terms and in accrual status as of March 31, 2022 and December 31, 2021, respectively.
(4)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as loans past-due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $38.7 million and $46.6 million of residential mortgage loans insured by the FHA that were over 15 months delinquent as of March 31, 2022 and December 31, 2021, respectively.

(5)

These include rebooked loans, which were previously pooled into GNMA securities, amounting to $9.5 million and $7.2 million as of March 31, 2022 and December 31, 2021, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

Total nonaccrual loans were $107.0 million as of March 31, 2022. This represents a decrease of $3.7 million from $110.7 million as of December 31, 2021. The decrease was primarily related to a $6.3 million decrease in nonaccrual residential mortgage loans, mostly driven by collections, including the payoff of an individual loan of approximately $1.3 million, as well as loans restored to accrual status, foreclosure, and charge-offs during the first quarter of 2022. This variance was partially offset by increases of $2.1 million and $0.5 million in nonaccrual commercial and construction loans and nonaccrual consumer loans, respectively.

The following table shows non-performing assets by geographic segment as of the indicated dates:
	March 31,	December 31,
(In thousands)	2022	2021
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage	$36,348	$39,256
Commercial mortgage	16,861	15,503
Commercial and Industrial	15,582	14,708
Construction	1,119	1,198
Consumer and finance leases	10,643	10,177
Total nonaccrual loans held for investment	80,553	80,842

OREO	39,124	36,750
Other repossessed property	3,654	3,456
Other assets	2,727	2,850
Total non-performing assets	$126,058	$123,898
Past due loans 90 days and still accruing	$115,029	$114,001

Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage	$6,851	$8,719
Commercial mortgage	9,715	9,834
Commercial and Industrial	1,623	1,476
Construction	1,424	1,466
Consumer	168	144
Total nonaccrual loans held for investment	19,781	21,639

OREO	3,770	3,450
Other repossessed property	107	187
Total non-performing assets	$23,658	$25,276
Past due loans 90 days and still accruing	$3,638	$1,265

United States:
Nonaccrual loans held for investment:
Residential mortgage	$5,619	$7,152
Commercial and Industrial	924	951
Consumer	153	133
Total nonaccrual loans held for investment	6,696	8,236

OREO	-	648
Other repossessed property	62	44
Total non-performing assets	$6,758	$8,928
Past due loans 90 days and still accruing	$131	$182

Nonaccrual commercial mortgage loans increased by $1.3 million to $26.6 million as of March 31, 2022 from $25.3 million as of December 31, 2021. The increase was primarily associated with the migration to nonaccrual status of a $2.9 million commercial mortgage loan related to the health care industry in the Puerto Rico region, partially offset by collections, loans transferred to OREO, and loans restored to accrual status during the first quarter of 2022.

Nonaccrual commercial and industrial loans increased by $1.0 million to $18.1 million as of March 31, 2022 from $17.1 million as of December 31, 2021. The increase was primarily driven by the migration to nonaccrual status of a $1.1 million commercial and industrial loan related to the entertainment industry in the Puerto Rico region.

Nonaccrual construction loans decreased by $0.2 million to $2.5 million as of March 31, 2022 from $2.7 million as of December 31, 2021.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated period:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter ended March 31, 2022
Beginning balance	$25,337	$17,135	$2,664	$45,136
Plus:
Additions to nonaccrual	2,881	1,579	-	4,460
Less:
Loans returned to accrual status	(201)	(209)	-	(410)
Nonaccrual loans transferred to OREO	(461)	-	(13)	(474)
Nonaccrual loans charge-offs	(37)	(290)	(40)	(367)
Loan collections	(541)	(488)	(68)	(1,097)
Reclassification	(402)	402	-	-
Ending balance	$26,576	$18,129	$2,543	$47,248

Nonaccrual residential mortgage loans decreased by $6.3 million to $48.8 million as of March 31, 2022, compared to $55.1 million as of December 31, 2021. The decrease was primarily related to collections of $6.8 million, including the payoff of an individual loan of approximately $1.3 million, and $3.4 million of loans restored to accrual status during the first quarter.

The following table presents the activity of residential mortgage nonaccrual loans held for investment for the indicated period:

Quarter Ended
(In thousands)	March 31, 2022

Beginning balance	$55,127
Plus:
Additions to nonaccrual	5,328
Less:
Loans returned to accrual status	(3,449)
Nonaccrual loans transferred to OREO	(937)
Nonaccrual loans charge-offs	(435)
Loan collections	(6,816)
Ending balance	$48,818

The amount of nonaccrual consumer loans, including finance leases, increased by $0.5 million to $11.0 million as of March 31, 2022, compared to $10.5 million as of December 31, 2021. The increase was primarily in auto loans and finance leases.

As of March 31, 2022, approximately $25.7 million of the loans placed in nonaccrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $14.3 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the quarter ended March 31, 2022, interest income of approximately $0.3 million related to nonaccrual loans with a carrying value of $36.7 million as of March 31, 2022, mainly nonaccrual construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

Total loans in early delinquency (i.e., 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $100.4 million as of March 31, 2022, an increase of $10.1 million, compared to $90.3 million as of December 31, 2021. The variances by major portfolio categories were as follows:

• Commercial and construction loans in early delinquency increased in the first quarter by $17.9 million to $24.6 million as of March 31, 2022, primarily as a result of the migration of five commercial and construction loans totaling $17.2 million that matured and are in the process of renewal but for which the Corporation continues to receive interest and principal payments from the borrowers.

• Residential mortgage loans in early delinquency decreased by $2.1 million to $32.1 million as of March 31, 2022, and consumer loans in early delinquency decreased by $5.7 million to $43.7 million as of March 31, 2022.

In addition, the Corporation provides homeownership preservation assistance to its customers through a loss mitigation program in Puerto Rico. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. See Note 3 - Loans Held for Investment to the Corporation’s unaudited consolidated financial statements for the quarter ended March 31, 2022 for additional information and statistics about the Corporation’s TDR loans.

TDR loans are classified as either accrual or nonaccrual loans. Loans in accrual status may remain in accrual status when their contractual terms have been modified in a TDR if the loans had demonstrated performance prior to the restructuring and payment in full under the restructured terms is expected. Otherwise, loans on nonaccrual status and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure, generally for a minimum of six months, and there is evidence that such payments can, and are likely to, continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of the restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. Loan modifications increase the Corporation’s interest income by returning a nonaccrual loan to performing status, if applicable, increase cash flows by providing for payments to be made by the borrower, and limit increases in foreclosure and OREO costs. See Note 3 - Loans Held for Investment to the Corporation’s unaudited consolidated financial statements as of March 31, 2022 for accruing and non-accruing TDRs as of March 31, 2022 and December 31, 2021.

The OREO portfolio, which is part of non-performing assets, increased by $2.1 million to $42.9 million as of March 31, 2022, compared to $40.8 million as of December 31, 2021. The following tables show the composition of the OREO portfolio as of March 31, 2022 and December 31, 2021, as well as the activity of the OREO portfolio by geographic area during the quarter ended March 31, 2022.

OREO Composition by Region

(In thousands)	As of March 31, 2022
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$31,398	$810	$-	$32,208
Commercial	4,419	2,809	-	7,228
Construction	3,307	151	-	3,458
	$39,124	$3,770	$-	$42,894

(In thousands)	As of December 31, 2021
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$28,396	$489	$648	$29,533
Commercial	4,521	2,810	-	7,331
Construction	3,833	151	-	3,984
	$36,750	$3,450	$648	$40,848

OREO Activity by Region

(In thousands)	For the quarter ended March 31, 2022
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$36,750	$3,450	$648	$40,848
Additions	6,214	556	-	6,770
Sales	(3,560)	(236)	(648)	(4,444)
Write-down adjustments	(280)	-	-	(280)
Ending Balance	$39,124	$3,770	$-	$42,894

Net Charge-offs and Total Credit Losses

Net charge-offs totaled $6.6 million for the first quarter of 2022, or 0.24% of average loans on an annualized basis, compared to $12.5 million, or an annualized 0.43% of average loans, for the same period in 2021.

For the first quarter of 2022, the commercial mortgage loans had a net recovery of $7 thousand, compared to net charge-offs of $0.7 million, or an annualized 0.13% of related average loans, for the first quarter of 2021. Commercial mortgage loans net charge-offs for the first quarter of 2021 included a charge-off of $0.5 million taken on a commercial mortgage relationship in the Puerto Rico region.

For the first quarter of 2022, construction loans had a net recovery of $8 thousand, or an annualized 0.03% of related average loans, compared to net charge-offs of $9 thousand, or an annualized 0.02% of related average loans, for the first quarter of 2021.

For the first quarter of 2022, commercial and industrial loans had a net recovery of $0.8 million, or an annualized 0.10% of related average loans, compared to net charge-offs of $0.5 million, or an annualized 0.07% of related average loans, for the first quarter of 2021. For the first quarter of 2022, a $0.9 million recovery was recorded in the Puerto Rico region in connection with a nonaccrual commercial loan that was paid off during the quarter, compared to $0.7 million in charge-offs recorded in connection with $28.2 million in criticized commercial loan participations transferred to held for sale in the first quarter of 2021.

Residential mortgage loans net charge-offs in the first quarter of 2022 were $1.2 million, or an annualized 0.15% of related average loans, compared to $2.1 million, or an annualized 0.24% of related average loans, for the first quarter of 2021. Approximately $0.4 million of charge-offs taken in the first quarter of 2022 resulted from valuations of collateral dependent residential mortgage loans given high delinquency levels, compared to $2.2 million for the first quarter of 2021. Net charge-offs on residential mortgage loans for the first quarter of 2022 also included $1.3 million related to foreclosures, compared to $0.3 million in the first quarter of 2021.

Net charge-offs of consumer loans and finance leases in the first quarter of 2022 were $6.1 million, or an annualized 0.85% of related average loans, compared to $9.1 million, or an annualized 1.39% of related average loans, in the first quarter of 2021. The decrease was primarily reflected in the auto and personal loan portfolios with decreases of $1.4 million and $0.9 million, respectively.

The following table presents the net charge-offs (recoveries) to average loans held-in-portfolio for the indicated periods:

	Quarter Ended
	March 31, 2022	March 31, 2021

Residential mortgage	0.15%	0.24%
Commercial mortgage	-%	0.13%
Commercial and industrial	(0.10)%	0.07%
Construction	(0.03)%	0.02%
Consumer loans and finance leases	0.85%	1.39%
Total loans	0.24%	0.43%

The following table presents the ratio of annualized net charge-offs (recoveries) to average loans held in various portfolios by geographic segment for the indicated periods:

	Quarter Ended
	March 31,	March 31,
	2022	2021
PUERTO RICO:
Residential mortgage	0.19%	0.30%
Commercial mortgage	0.01%	0.18%
Commercial & Industrial	(0.16)%	(0.03)%
Construction	0.08%	0.12%
Consumer and finance leases	0.83%	1.34%
Total loans	0.29%	0.48%
VIRGIN ISLANDS:
Residential mortgage	0.10%	0.10%
Commercial mortgage	(0.22)%	(0.24)%
Commercial and Industrial	(0.01)%	-%
Construction	-%	-%
Consumer and finance leases	1.78%	1.30%
Total loans	0.25%	0.16%
FLORIDA:
Residential mortgage	-%	-%
Commercial mortgage	-%	(0.01)%
Commercial and Industrial	-%	0.29%
Construction	(0.09)%	(0.04)%
Consumer and finance leases	1.31%	6.55%
Total loans	0.01%	0.22%

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

Total net charge-offs plus gains (losses) on OREO operations for the first quarter of 2022 amounted to $5.9 million, or a loss rate of 0.21% on an annualized basis of average loans and repossessed assets, compared to losses of $14.4 million, or a loss rate of 0.49% on an annualized basis, for the same period in 2021.

The following table presents information about the OREO inventory and credit losses for the periods indicated:

	Quarter Ended
	March 31,
	2022	2021
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential	$32,208	$31,642
Commercial	7,228	41,338
Construction	3,458	6,227
Total	$42,894	$79,207

OREO activity (number of properties):
Beginning property inventory	418	513
Properties acquired	68	38
Properties disposed	(44)	(62)
Ending property inventory	442	489

Average holding period (in days)
Residential	656	652
Commercial	2,011	2,266
Construction	1,979	2,009
Total average holding period (in days)	991	1,601
OREO operations gain (loss):
Market adjustments and gains (losses) on sale:
Residential	$992	$360
Commercial	(17)	(2,168)
Construction	103	224
Total market adjustments and gains (losses) on sale	1,078	(1,584)
Other OREO operations expenses	(358)	(314)
Net Gain (Loss) on OREO operations	$720	$(1,898)

CHARGE-OFFS
Residential charge offs, net	$(1,146)	$(2,092)
Commercial recoveries (charge offs), net	752	(1,285)
Construction recoveries (charge-offs), net	8	(9)
Consumer and finance leases charge-offs, net	(6,208)	(9,122)
Total charge-offs, net	(6,594)	(12,508)
TOTAL CREDIT LOSSES (1)	$(5,874)	$(14,406)

LOSS RATIO PER CATEGORY (2):
Residential	0.02%	0.20%
Commercial	-0.06%	0.25%
Construction	-0.37%	-0.39%
Consumer	0.85%	1.38%
TOTAL CREDIT LOSS RATIO (3)	0.21%	0.49%
________
(1)	Equal to net loss on OREO operations plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments, and gains (losses) on sales of OREO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net loss on OREO operations divided by average loans and repossessed assets.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. Of the total gross loan portfolio held for investment of $11.1 billion as of March 31, 2022, the Corporation had credit risk of approximately 79% in the Puerto Rico region, 18% in the United States region, and 3% in the Virgin Islands region.

Update to the Puerto Rico Fiscal Situation

A significant portion of the Corporation’s business activities and credit exposure is concentrated in the Commonwealth of Puerto Rico, which has experienced an economic and fiscal crisis for more than a decade.

Economic Indicators

According to the latest revised estimates published by the Puerto Rico Planning Board (“PRPB”) in March 2021, Puerto Rico’s real gross national product (“GNP”) grew by 1.8% during fiscal year 2019 (previously at 1.5%). Also, the PRPB published its preliminary real GNP estimate for fiscal year 2020, suggesting that the Puerto Rico economy contracted by 3.2%. According to the PRPB, the economic growth seen during fiscal year 2019 primarily reflects the economic stimulus generated by the influx of federal recovery funds in response to the natural disasters that affected Puerto Rico in September 2017, while the contraction experienced in fiscal year 2020 was primarily driven by the adverse impact of the COVID-19 pandemic and the related mandatory restrictions.

Fiscal Plan

On January 27, 2022, the PROMESA oversight board certified the 2022 Fiscal Plan for Puerto Rico. Similar to previous fiscal plans, the 2022 Fiscal Plan incorporates updated information related to the macroeconomic environment, as well as government revenues, expenditures, structural reform efforts, and recent increases in federal funding. More importantly, the 2022 Fiscal Plan reflects the Commonwealth Plan of Adjustment recently confirmed by the U.S. District Court for the District of Puerto Rico. Relative to the previous fiscal plan, the 2022 Fiscal Plan incorporates a new set of expenditure projections that factor in the now-established debt service requirements pursuant to the Plan of Adjustment, as well as additional investments enabled by the increased resources available to the government. The 2022 Fiscal Plan prioritizes resource allocations across three major themes: (i) investing in the operational capacity of the government to deliver services with Civil Service Reform, (ii) prioritizing obligations to current and future retirees, and (iii) creating a fiscally responsible post-bankruptcy government. Accordingly, the 2022 Fiscal Plan projects a cumulative unrestricted surplus after debt service and Pension Trust contributions of approximately $2.0 billion between fiscal years 2022 and 2031.

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

Debt Restructuring

After more than four years since the Commonwealth entered Title III, on January 18, 2022, the U.S. District Court for the District of Puerto Rico (the “Court”) issued an order to confirm the Plan of Adjustment to restructure approximately $35 billion of debt and other claims against the Commonwealth of Puerto Rico, the PBA, and the ERS; and more than $50 billion of pension liabilities. The Plan of Adjustment became effective on March 15, 2022, as the Government of Puerto Rico completed the exchange of more than $33 billion of existing bonds and other claims into approximately $7 billion of new bonds. As a result, annual debt service for the Commonwealth is anticipated to decrease from a maximum of $3.9 billion prior to the restructuring to $1.15 billion each year. In addition, the Commonwealth made more than $10 billion in cash payments to various creditor groups, as well as implemented the Pension Reserve Trust provisions created in the Plan of Adjustment. The Pension Reserve Trust is projected to be funded with more than $10 billion in contributions over the next 10 years, and up to $1.4 billion this year alone. Confirmation and implementation of the Plan of Adjustment marks a major milestone in the overall debt restructuring process and creates a foundation for Puerto Rico’s recovery and economic growth.

Key pending debt restructurings include the PREPA’s and the Puerto Rico Highway and Transportation Authority’s (“HTA”).

On April 25, 2022, the Court granted a motion filed by the PROMESA oversight board which extends through June 1, 2022, the deadline for the PROMESA oversight board to file either (i) a plan of adjustment, (ii) a term sheet for a plan of adjustment, (iii) a litigation schedule, or (iv) a declaration and memorandum of law showing cause as to why the Court should not consider dismissal of PREPA’s Title III case.

On May 2, 2022, the PROMESA oversight board announced that it filed the proposed plan of adjustment to restructure approximately $6.4 billion of claims against the HTA. According to the PROMESA oversight board, the HTA plan of adjustment reduces HTA’s outstanding debt by more than 80% to $1.2 billion and saves Puerto Rico more than $3 billion in debt service payments. The plan also requires HTA to implement a comprehensive reorganization as defined in the HTA Fiscal Plan. In addition, it provides a path for HTA to exit bankruptcy and enables HTA to make the necessary investments to improve and maintain Puerto Rico’s roads and other transportation infrastructure.

Exposure to Puerto Rico Government

As of March 31, 2022, the Corporation had $356.8 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $360.1 million as of December 31, 2021. As of March 31, 2022, approximately $187.9 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, and $121.7 million consisted of municipal revenue or special obligation bonds. Approximately 71% of the Corporation’s exposure to Puerto Rico municipalities consisted primarily of senior priority obligations concentrated in four of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from the COVID-19 pandemic, as well as expense, revenue, or cash management measures taken to address the Puerto Rico government’s fiscal problems and measures included in fiscal plans of other government entities. In addition to municipalities, the total direct exposure also included $12.3 million in loans to an affiliate of PREPA, $31.4 million in loans to an agency of the Puerto Rico central government, and obligations of the Puerto Rico government, specifically a residential pass-through MBS issued by the PRHFA, at an amortized cost of $3.5 million as part of its available-for-sale investment securities portfolio (fair value of $2.7 million as of March 31, 2022).

The following table details the Corporation’s total direct exposure to Puerto Rico government obligations according to their maturities:

	As of March 31, 2022
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure

(In thousands)
Puerto Rico Housing Finance Authority:
After 10 years	$3,498	$-	$3,498
Total Puerto Rico Housing Finance Authority	3,498	-	3,498

Puerto Rico public corporation:
Due within one year	-	2,055	2,055
After 5 to 10 years	-	29,344	29,344
Total Puerto Rico public corporation	-	31,399	31,399

Affiliate of the Puerto Rico Electric Power Authority:
Due within one year	-	12,345	12,345
Total Puerto Rico government affiliate	-	12,345	12,345
Total Puerto Rico public corporation and government affiliate	-	43,744	43,744

Municipalities:
Due within one year	2,598	8,905	11,503
After 1 to 5 years	14,903	74,509	89,412
After 5 to 10 years	90,790	48,075	138,865
After 10 years	69,768	-	69,768
Total Municipalities	178,059	131,489	309,548
Total Direct Government Exposure	$181,557	$175,233	$356,790

In addition, as of March 31, 2022, the Corporation had $90.6 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2021 – $92.8 million). Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently released audited financial statements of the PRHFA, as of June 30, 2019, the PRHFA’s mortgage loans insurance program covered loans in an aggregate amount of approximately $557 million. The regulations adopted by the PRHFA, requires the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance program. As of June 30, 2019, the most recent date as of which information is available, the PRHFA had an unrestricted deficit of approximately $5.2 million with respect to required reserves for the mortgage loan insurance program.

As of March 31, 2022, the Corporation had $2.3 billion of public sector deposits in Puerto Rico, compared to $2.7 billion as of December 31, 2021. Approximately 22% of the public sector deposits as of March 31, 2022 was from municipalities and municipal agencies in Puerto Rico and 78% was from the public corporation, the Puerto Rico central government and agencies, and U.S. federal government agencies in Puerto Rico.

Exposure to USVI Government

The Corporation has operations in the USVI and has credit exposure to USVI government entities.

For many years, the USVI has been experiencing a number of fiscal and economic challenges that have deteriorated the overall financial and economic conditions in the area. Between 2008 and 2017, the USVI real GDP contracted at a compound annual growth rate of -4.2%. On March 4, 2022, the United States Bureau of Economic Analysis (the “BEA”) released its estimates of GDP for 2020. According to the BEA, the USVI’s real GDP decreased 2.2%. Also, the BEA revised its previously published real GDP growth estimate for 2019 from 2.2% to 2.8%. According to the BEA, the decline in real GDP for 2020 reflected decreases in exports of services, private fixed investment, personal consumption expenditures, and government spending primarily as a result of the effects of the COVID-19 pandemic. Exports of services, which consists primarily of spending by visitors, decreased 43.5%, while private fixed investment decreased 27.7%. These decreases were partly offset by an increase in private inventory investment, reflecting an increase in crude oil and other petroleum products imported and store in the islands. In addition, imports declined by 10.6% as a result of reductions in imports of goods including consumer goods and equipment, and in import of services. According to the BEA, expenditures funded by the various federal grants and transfer payments are reflected in the GDP estimates; however, the full effects of the pandemic cannot be quantified in the GDP statistics for the USVI because the impacts are generally embedded in source data and cannot be separately identified.

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

On April 6, 2022, the USVI Government announced the closing of the Matching Fund Special Purpose Securitization Corporation’s (the “Corporation”) Series 2022 Bonds for approximately $950 million to refinance the outstanding matching fund revenue bonds issued by the Virgin Islands Public Finance Authority, with a stated goal of freeing up funds to provide financial stability to the Government Employee Retirement System (the “GERS”).

As of March 31, 2022, the Corporation had $38.0 million in loans to USVI public corporations, compared to $39.2 million as of December 31, 2021. As of March 31, 2022, all loans were currently performing and up to date on principal and interest payments.

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

Basis of Presentation

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under GAAP, which are referred to as non-GAAP financial measures:

1. Net interest income, interest rate spread, and net interest margin excluding the changes in the fair value of derivative instruments and on a tax-equivalent basis are reported to provide investors additional information about the Corporation’s net interest income that management uses and believes should facilitate comparability and analysis of the periods presented. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and tax-exempt loans, on a common basis that facilitates comparison of results to the results of peers. See “Results of Operations - Net Interest Income” above for the table that reconciles the net interest income calculated and presented in accordance with GAAP with the non-GAAP financial measure “net interest income excluding fair value changes and on a tax-equivalent basis.” The table also reconciles net interest spread and margin calculated and presented in accordance with GAAP with the non-GAAP financial measures “net interest spread and margin excluding fair value changes and on a tax-equivalent basis.”

2. The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures that management believes are generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship and the insurance customer relationship. Similarly, the tangible assets are total assets less goodwill, core deposit intangibles, and other intangibles, such as the purchased credit card relationship and the insurance customer relationship. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Accordingly, the Corporation believes that disclosures of these financial measures may be useful to investors. Neither tangible common equity nor tangible assets, or the related measures, should be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names. See “Risk Management – Capital” above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

3. ACL for loans and finance leases to adjusted total loans held for investment ratio is a non-GAAP financial measure that excludes SBA PPP loans amounting to $89.7 million and $145.0 million as of March 31, 2022 and December 31, 2021, respectively. The SBA PPP loans are fully-guaranteed by the SBA, and the principal amount of the loans may be forgiven in full or in part, thus presenting less credit risk than a non-SBA PPP loan. Management believes the use of this non-GAAP measure provides additional understanding when assessing the Corporation’s reserve coverage and facilitates comparison with other periods. See below for the reconciliation of the GAAP ratio of ACL for loans and finance leases to total loans held for investment to the Non-GAAP ratio of the ACL for loans and finance leases to adjusted total loans held for investment.

4. To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation uses, and believes that investors would benefit from disclosure of, non-GAAP financial measures that reflect adjustments to net income and non-interest expenses to exclude items that management identifies as Special Items because management believes they are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts. This Form 10-Q includes the following non-GAAP financial measures for the quarter ended March 31, 2021 that reflect the described items that were excluded for one of those reasons.

Net income for the first quarter of 2022 does not reflect the effect of any special items, whereas adjusted net income for the first quarter of 2021 reflects the effect of the following exclusions:

• Merger and restructuring costs of $11.3 million in the first quarter of 2021 related to transaction costs and restructuring initiatives in connection with the acquisition of BSPR.

• COVID-19 pandemic-related expenses of $1.2 million in the first quarter of 2021.

• The tax-related effects of all the pre-tax items mentioned in the above bullets as follows:

- Tax benefit of $4.2 million in the first quarter of 2021 related to merger and restructuring costs in connection with the acquisition of BSPR (calculated based on the statutory tax rate of 37.5%).

- Tax benefit of $0.5 million in the first quarter of 2021 in connection with the COVID-19 pandemic-related expenses (calculated based on the statutory tax rate of 37.5%).

See “Overview of Results of Operations” above for the reconciliation of the non-GAAP financial measure “adjusted net income” to the GAAP financial measure.

Adjusted non-interest expenses – The following table reconciles for the first quarter of 2021 the non-interest expenses to adjusted non-interest expenses, which is a non-GAAP financial measure that excludes the relevant Special Items identified above.

Quarter ended March 31, 2021	Non-Interest Expenses (GAAP)	Merger and Restructuring Costs	COVID 19 Pandemic-Related Expenses	Adjusted (Non-GAAP)
(In thousands)
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

Allowance for credit losses on loans and finance leases to adjusted total loans held for investment ratio - The following tables reconcile the “ACL for loans and finance leases to total loans held for investment ratio,” the GAAP financial ratio, to the non-GAAP financial measure “ACL for loans and finance leases to adjusted total loans held for investment ratio,” as of March 31, 2022 and December 31, 2021.

	Allowance for Credit Losses for Loans and Finance Leases
	to Loans Held for Investment
	(GAAP to Non-GAAP reconciliation)
	As of March 31, 2022
	Allowance for Credit Losses for	Loans Held for Investment
	Loans and Finance Leases
(In thousands)
Allowance for credit losses for loans and finance leases and loans held for investment (GAAP)	$245,447	$11,097,705
Less:
SBA PPP loans	-	89,723
Allowance for credit losses for loans and finance leases and adjusted loans held for investment,
excluding SBA PPP loans (Non-GAAP)	$245,447	$11,007,982

Allowance for credit losses for loans and finance leases to loans held for investment (GAAP)	2.21%
Allowance for credit losses for loans and finance leases to adjusted loans held for investment,
excluding SBA PPP loans (Non-GAAP)	2.23%

	Allowance for Credit Losses for Loans and Finance Leases
	to Loans Held for Investment
	(GAAP to Non-GAAP reconciliation)
	As of December 31, 2021
	Allowance for Credit Losses for	Loans Held for Investment
	Loans and Finance Leases
(In thousands)
Allowance for credit losses for loans and finance leases and loans held for investment (GAAP)	$269,030	$11,060,658
Less:
SBA PPP loans	-	145,019
Allowance for credit losses for loans and finance leases and adjusted loans held for investment,
excluding SBA PPP loans (Non-GAAP)	$269,030	$10,915,639

Allowance for credit losses for loans and finance leases to loans held for investment (GAAP)	2.43%
Allowance for credit losses for loans and finance leases to adjusted loans held for investment,
excluding SBA PPP loans (Non-GAAP)	2.46%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on this evaluation as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

There have been no changes to the Corporation’s internal control over financial reporting during our most recent quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 23 “Regulatory Matters and Contingencies” to the Corporation’s unaudited consolidated financial statements for the quarter ended March 31, 2022, which is incorporated by reference in this Item 1.

ITEM 1A. RISK FACTORS

The Corporation’s business, operating results and/or the market price of our common stock may be significantly affected by a number of factors. For a detailed discussion of certain risk factors that could affect the Corporation’s future operations, financial condition or results for future periods are set forth in Part I, Item 1A., “Risk Factors,” in the 2021 Annual Report on Form 10-K. These risk factors, and others, could cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report. Also, refer to the discussion in “Forward Looking Statements” and Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this report for additional information that may supplement or update the discussion of risk factors in the 2021 Annual Report on Form 10-K.

There have been no material changes from those risk factors previously disclosed in Part I, Item 1A., “Risk Factors,” in the 2021 Annual Report on Form 10-K. Additional risks and uncertainties that are not currently known to the Corporation or are currently deemed by the Corporation to be immaterial also may materially adversely affect the Corporation’s business, financial condition or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not have any unregistered sales of equity securities as of March 31, 2022.

Issuer Purchases of Equity Securities

The following table provides information in relation to the Corporation’s purchases of shares of its common stock during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased		Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under These Plans or Programs (In thousands) (1)

January 1, 2022 - January 31, 2022	2,712,584		$14.60	2,712,584	-
February 1, 2022 - February 28, 2022	697,113		14.90	697,113	-
March 1, 2022 - March 31, 2022	201,930		13.44	-	-
Total	3,611,627	(2)(3)		3,409,697	-

(1)	During the first quarter of 2022, the Corporation completed the $300 million stock repurchase program approved by the Board of Directors on April 26, 2021.
(2)

Includes 201,930 shares of common stock withheld by the Corporation to cover minimum tax withholding obligations upon the vesting of restricted stock and performance units. The Corporation intends to continue to satisfy statutory tax withholding obligations in connection with the vesting of outstanding restricted stock and performance units through the withholding of shares.

(3)	Includes 3,409,697 shares of common stock repurchased in the open market at an average price of $14.66 for a total purchase price of approximately $50.0 million.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein.

Exhibit Index

31.1 – CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document, filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith
104	The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: May 9, 2022	By:	/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: May 9, 2022	By:	/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer