Form 10-Q
period 2022-06-30
FIRST BANCORP /PR/
filed 2022-08-09
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock: 187,986,083 shares outstanding as of August 3, 2022.

FIRST BANCORP. INDEX PAGE

PART I. FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of June 30, 2022 and December 31, 2021	6
Consolidated Statements of Income (Unaudited) – Quarters ended June 30, 2022 and 2021 and six-month periods ended June 30, 2022 and 2021	7
Consolidated Statements of Comprehensive (Loss) Income (Unaudited) – Quarters ended June 30, 2022 and 2021 and six-month periods ended June 30, 2022 and 2021	8
Consolidated Statements of Cash Flows (Unaudited) – Six-month periods ended June 30, 2022 and 2021	9
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) – Quarters ended June 30, 2022 and 2021 and six-month periods ended June 30, 2022 and 2021	10
Notes to Consolidated Financial Statements (Unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	82
Item 3. Quantitative and Qualitative Disclosures About Market Risk	144
Item 4. Controls and Procedures	144

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	145
Item 1A. Risk Factors	145
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	146
Item 6. Exhibits	147

SIGNATURES

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor created by such sections. When used in this Form 10-Q or future filings by First BanCorp. (the “Corporation,” “we,” “us,” or “our”) with the U.S. Securities and Exchange Commission (the “SEC”), in the Corporation’s press releases or in other public or stockholder communications made by the Corporation, or in oral statements made on behalf of the Corporation by, or with the approval of, an authorized executive officer, the words or phrases “would,” “intends,” “will,” “expect,” “should,” “plans,” “forecast,” “anticipate,” “look forward,” “believes,” and other terms of similar meaning or import, or the negatives of these terms or variations of them, in connection with any discussion of future operating, financial or other performance are meant to identify “forward-looking statements.”

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

Factors that could cause results to differ from those expressed in the Corporation’s forward-looking statements include, but are not limited to, risks described or referenced in Part I, Item 1A., “Risk Factors,” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”) and the following:

• the impact of rising interest rates and inflation on the Corporation, including a decrease in demand for new loan originations and refinancings, increased competition for borrowers, and an increase in non-interest expenses which would have an impact on the Corporation’s margins and may have an adverse impact on origination volumes and financial performance;

• uncertainties relating to the impact of the COVID-19 pandemic, actions taken by governmental authorities in response thereto, and the impact of the pandemic on the Corporation’s business, operations, employees, credit quality, financial condition and net income, as well as the risk that the COVID-19 pandemic may exacerbate any other factor that could cause our actual results to differ materially from those expressed in or implied by any forward-looking statements;

• risks related to the effect on the Corporation and its customers of governmental, regulatory, or central bank responses to the COVID-19 pandemic and the Corporation’s participation in any such responses or programs, such as the Small Business Administration Paycheck Protection Program (“SBA PPP”) established by the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), including any judgments, claims, damages, penalties, fines or reputational damage resulting from claims or challenges against the Corporation by governments, regulators, customers or otherwise, relating to the Corporation’s participation in any such responses or programs;

• the Corporation’s ability to identify and prevent cyber-security incidents, such as data security breaches, ransomware, malware, “denial of service” attacks, “hacking,” identity theft and state-sponsored cyberthreats, and the occurrence of any of which may result in misuse or misappropriation of confidential or proprietary information and could result in the disruption or damage to our systems, increased costs and losses or an adverse effect to our reputation;

• risks, uncertainties and other factors related to the Corporation’s acquisition of Banco Santander Puerto Rico (“BSPR”), including the risk that the Corporation may not realize, either fully or on a timely basis, the cost savings and any other synergies from the acquisition that the Corporation expected, because of deposit attrition, customer loss and/or revenue loss as a result of unexpected factors or events, including those that are outside of our control, and any future business acquisitions or dispositions;

• uncertainty as to the ultimate outcome of the recently approved debt restructuring plan of Puerto Rico (“Plan of Adjustment” or “PoA”) and 2022 Fiscal Plan for Puerto Rico as certified by the Financial Oversight and Management Board for Puerto Rico (“the 2022 Fiscal Plan”), or any revisions to it, on our clients and loan portfolios and any potential impact from future economic or political developments in Puerto Rico;

• the impact that a slowing economy and an increased unemployment or underemployment may have on the performance of our loan and lease portfolio, the market price of our investment securities, the availability of sources of funding and the demand for our products;

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

• the impact of changes in accounting standards or assumptions in applying those standards, including the continuing impact of the COVID-19 pandemic, or geopolitical concerns, such as the ongoing conflict in Ukraine, on forecasts of economic variables considered for the determination of the allowance for credit losses (“ACL”) required by the current expected credit losses (“CECL”) accounting standard;

• the ability of the Corporation’s banking subsidiary, FirstBank Puerto Rico (“FirstBank” or the “Bank”) to realize the benefits of its net deferred tax assets;

• the ability of FirstBank to generate sufficient cash flow to make dividend payments to the Corporation;

• adverse changes in general economic conditions in Puerto Rico, the United States (“U.S.”), the U.S. Virgin Islands (the “USVI”), and the British Virgin Islands (the “BVI”), including the interest rate environment, market liquidity, housing absorption rates, real estate prices, and disruptions in the U.S. capital markets, including as a result of the COVID-19 pandemic and past or future natural disasters or geopolitical concerns, such as the ongoing conflict in Ukraine, which may reduce interest margins, affect funding sources and demand for all of the Corporation’s products and services, and reduce the Corporation’s revenues and earnings and the value of the Corporation’s assets;

• the effect of changes in the interest rate environment, including uncertainty about the effect of the cessation of the London Interbank Offered Rate (“LIBOR”), which could adversely affect the Corporation’s results of operations, cash flows, and liquidity;

• an adverse change in the Corporation’s ability to attract new clients, retain existing ones, and gain acceptance from current and prospective customers for new products and services, including those related to the offering of digital banking and financial services;

• the risk that additional portions of the unrealized losses in the Corporation’s debt securities portfolio are determined to be credit-related, resulting in additional charges to the provision for credit losses on the Corporation’s available-for-sale debt securities portfolio;

• uncertainty about legislative, tax or regulatory changes that affect financial services companies in Puerto Rico, the U.S., and the USVI and BVI, which could affect the Corporation’s financial condition or performance and could cause the Corporation’s actual results for future periods to differ materially from prior results and anticipated or projected results;

• the effect of changes in the fiscal and monetary policies and regulations of the U.S. federal government and the Puerto Rico and other governments, particularly in response to rising inflation, including those determined by the Board of the Governors of the Federal Reserve System (the “Federal Reserve Board”), the Federal Reserve Bank of New York (the “New York FED” or “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), government-sponsored housing agencies, and regulators in Puerto Rico, and the USVI and BVI;

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

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2022	December 31, 2021
(In thousands, except for share information)
ASSETS
Cash and due from banks	$1,261,590	$2,540,376
Money market investments:
Time deposits with other financial institutions	300	300
Other short-term investments	1,633	2,382
Total money market investments	1,933	2,682
Available-for-sale debt securities, at fair value:
Securities pledged with creditors’ rights to repledge	202,586	321,180
Other available-for-sale debt securities	5,878,534	6,132,581
Total available-for-sale debt securities, at fair value (amortized cost 2022 - $6,669,190;
2021 - $6,534,503; ACL of $676 as of June 30, 2022 and $1,105 as of December 31, 2021)	6,081,120	6,453,761
Held-to-maturity debt securities, at amortized cost, net of ACL of $8,885 as of June 30, 2022 and $8,571
as of December 31, 2021 (fair value 2022 - $453,242; 2021 - $167,147)	449,342	169,562
Equity securities	32,843	32,169
Loans, net of ACL of $252,152 (2021 - $269,030)	10,954,722	10,791,628
Mortgage loans held for sale, at lower of cost or market	22,601	35,155
Total loans, net	10,977,323	10,826,783
Premises and equipment, net	145,395	146,417
Other real estate owned (“OREO”)	41,706	40,848
Accrued interest receivable on loans and investments	62,501	61,507
Deferred tax asset, net	166,999	208,482
Goodwill	38,611	38,611
Intangible assets	25,424	29,934
Other assets	246,848	234,143
Total assets	$19,531,635	$20,785,275
LIABILITIES
Non-interest-bearing deposits	$6,286,922	$7,027,513
Interest-bearing deposits	10,853,206	10,757,381
Total deposits	17,140,128	17,784,894
Securities sold under agreements to repurchase	200,000	300,000
FHLB advances	200,000	200,000
Other borrowings	183,762	183,762
Accounts payable and other liabilities	249,829	214,852
Total liabilities	17,973,719	18,683,508
STOCKHOLDERSʼ EQUITY
Common stock, $0.10 par value, authorized, 2,000,000,000 shares; 223,663,116 shares issued	22,366	22,366
Less: Treasury stock (at par value)	(3,203)	(2,183)
Common stock outstanding, 191,626,336 shares outstanding (2021 - 201,826,505 shares outstanding)	19,163	20,183
Additional paid-in capital	589,175	738,288
Retained earnings, includes legal surplus reserve of $137,591	1,541,334	1,427,295
Accumulated other comprehensive loss, net of tax of $9,786	(591,756)	(83,999)
Total stockholdersʼ equity	1,557,916	2,101,767
Total liabilities and stockholdersʼ equity	$19,531,635	$20,785,275

The accompanying notes are an integral part of these financial statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In thousands, except per share information)
Interest and dividend income:
Loans	$179,261	$182,834	$353,048	$362,807
Investment securities	26,491	18,192	49,738	32,512
Money market investments and interest-bearing cash accounts	2,873	433	3,693	782
Total interest and dividend income	208,625	201,459	406,479	396,101
Interest expense:
Deposits	7,694	10,782	15,346	23,124
Securities sold under agreements to repurchase	1,972	2,543	4,154	4,821
Advances from FHLB	1,075	2,066	2,138	4,529
Other borrowings	1,698	1,285	3,031	2,579
Total interest expense	12,439	16,676	24,669	35,053
Net interest income	196,186	184,783	381,810	361,048
Provision for credit losses - expense (benefit):
Loans and finance leases	12,665	(26,302)	(4,324)	(40,745)
Unfunded loan commitments	812	(1,669)	634	(2,375)
Debt securities	(3,474)	1,816	(109)	1,713
Provision for credit losses - expense (benefit)	10,003	(26,155)	(3,799)	(41,407)
Net interest income after provision for credit losses	186,183	210,938	385,609	402,455
Non-interest income:
Service charges and fees on deposit accounts	9,466	8,788	18,829	17,092
Mortgage banking activities	4,082	6,404	9,288	13,677
Insurance commission income	2,946	2,215	8,221	7,456
Other non-interest income	14,447	12,477	27,461	22,615
Total non-interest income	30,941	29,884	63,799	60,840
Non-interest expenses:
Employees’ compensation and benefits	51,304	49,714	100,858	100,556
Occupancy and equipment	21,505	24,116	43,891	48,358
Business promotion	4,042	3,225	7,505	6,195
Professional service fees	12,036	16,764	22,630	34,465
Taxes, other than income taxes	4,689	5,576	9,707	11,775
FDIC deposit insurance	1,466	1,922	3,139	3,910
Net (gain) loss on OREO and OREO expenses	(1,485)	(139)	(2,205)	1,759
Credit and debit card processing expenses	5,843	6,795	9,964	11,073
Communications	1,978	2,407	4,129	4,869
Merger and restructuring costs	-	11,047	-	22,314
Other non-interest expenses	6,948	8,745	15,367	18,199
Total non-interest expenses	108,326	130,172	214,985	263,473
Income before income taxes	108,798	110,650	234,423	199,822
Income tax expense	34,103	40,092	77,128	68,114
Net income	$74,695	$70,558	$157,295	$131,708
Net income attributable to common stockholders	$74,695	$69,889	$157,295	$130,370

Net income per common share:
Basic	$0.38	$0.33	$0.80	$0.61
Diluted	$0.38	$0.33	$0.80	$0.60

The accompanying notes are an integral part of these financial statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In thousands)
Net income	$74,695	$70,558	$157,295	$131,708
Other comprehensive (loss) income, net of tax:
Available-for-sale debt securities:
Net unrealized holding (losses) gains on debt securities	(175,923)	28,496	(507,757)	(70,433)
Other comprehensive (loss) income for the period, net of tax	(175,923)	28,496	(507,757)	(70,433)
Total comprehensive (loss) income	$(101,228)	$99,054	$(350,462)	$61,275

The accompanying notes are an integral part of these financial statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six-Month Period Ended
	June 30,	June 30,
	2022	2021
(In thousands)
Cash flows from operating activities:
Net income	$157,295	$131,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,291	13,206
Amortization of intangible assets	4,510	5,829
Provision for credit losses - (benefit)	(3,799)	(41,407)
Deferred income tax expense	41,483	55,549
Stock-based compensation	2,580	2,754
Unrealized gain on derivative instruments	(864)	(2,340)
Net (gain) loss on disposals or sales of premises and equipment and other assets	(900)	87
Net gain on sales of loans	(3,965)	(8,405)
Net amortization/accretion of premiums, discounts, and deferred loan fees and costs	(5,486)	(11,234)
Originations and purchases of loans held for sale	(143,692)	(274,197)
Sales and repayments of loans held for sale	157,098	305,331
Amortization of broker placement fees	64	128
Net amortization of premiums and discounts on investment securities	1,389	16,679
(Increase) decrease in accrued interest receivable	(3,555)	6,197
Decrease in accrued interest payable	(1,252)	(1,166)
(Increase) decrease in other assets	(4,235)	23,356
Increase in other liabilities	11,646	2,451
Net cash provided by operating activities	219,608	224,526
Cash flows from investing activities:
Net (disbursements) repayments on loans held for investment	(186,902)	344,493
Proceeds from sales of loans held for investment	37,565	23,575
Proceeds from sales of repossessed assets	19,941	25,053
Purchases of available-for-sale debt securities	(512,327)	(2,676,058)
Proceeds from principal repayments and maturities of available-for-sale debt securities	354,853	859,179
Purchases of held-to-maturity debt securities	(260,082)	-
Proceeds from principal repayments and maturities of held-to-maturity debt securities	934	143
Additions to premises and equipment	(11,841)	(8,123)
Proceeds from sales of premises and equipment and other assets	1,138	249
Net purchases of other investment securities	(971)	(138)
Payment related to previous acquisition	-	(3,382)
Net cash used in investing activities	(557,692)	(1,435,009)
Cash flows from financing activities:
Net (decrease) increase in deposits	(645,417)	2,758,873
Repayments of long-term borrowings	(100,000)	(120,000)
Repurchase of outstanding common stock	(152,713)	(101,804)
Dividends paid on common stock	(43,321)	(30,312)
Dividends paid on preferred stock	-	(1,338)
Net cash (used in) provided by financing activities	(941,451)	2,505,419
Net (decrease) increase in cash and cash equivalents	(1,279,535)	1,294,936
Cash and cash equivalents at beginning of period	2,543,058	1,493,833
Cash and cash equivalents at end of period	$1,263,523	$2,788,769
Cash and cash equivalents include:
Cash and due from banks	$1,261,590	$2,786,066
Money market instruments	1,933	2,703
	$1,263,523	$2,788,769
The accompanying notes are an integral part of these financial statements.

FIRST BANCORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
(In thousands)

Preferred Stock	$-	$36,104	$-	$36,104

Common Stock:
Balance at beginning of period	22,366	22,363	22,366	22,303
Common stock issued under stock-based compensation plan	-	-	-	60
Balance at end of period	22,366	22,363	22,366	22,363

Treasury stock (at par value):
Balance at beginning of period	(2,496)	(500)	(2,183)	(480)
Common stock repurchases (See Note 14)	(706)	(798)	(1,068)	(817)
Common stock issued under stock-based compensation plan	-	-	49	-
Restricted stock forfeited	(1)	-	(1)	(1)
Balance at end of period	(3,203)	(1,298)	(3,203)	(1,298)

Additional Paid-In-Capital:
Balance at beginning of period	687,070	945,476	738,288	946,476
Common stock repurchases (See Note 14)	(99,294)	(99,403)	(151,645)	(101,759)
Stock-based compensation expense	1,398	1,339	2,580	2,754
Common stock issued under stock-based compensation plan	-	-	(49)	(60)
Restricted stock forfeited	1	-	1	1
Balance at end of period	589,175	847,412	589,175	847,412

Retained Earnings:
Balance at beginning of period	1,489,995	1,260,456	1,427,295	1,215,321
Net income	74,695	70,558	157,295	131,708
Dividends on common stock ($0.12 per share and $0.07 per share for the quarters ended
June 30, 2022 and 2021, respectively; $0.22 per share and $0.14 per share for the
six-month periods ended June 30, 2022 and 2021, respectively)	(23,356)	(14,993)	(43,256)	(30,339)
Dividends on preferred stock	-	(669)	-	(1,338)
Balance at end of period	1,541,334	1,315,352	1,541,334	1,315,352

Accumulated Other Comprehensive (Loss) Income, net of tax:
Balance at beginning of period	(415,833)	(43,474)	(83,999)	55,455
Other comprehensive (loss) income, net of tax	(175,923)	28,496	(507,757)	(70,433)
Balance at end of period	(591,756)	(14,978)	(591,756)	(14,978)

Total stockholdersʼ equity	$1,557,916	$2,204,955	$1,557,916	$2,204,955

The accompanying notes are an integral part of these financial statements.

FIRST BANCORP.

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

The results of operations for the quarter and six-month period ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire year.

Adoption of New Accounting Requirements

The Corporation was not impacted by the adoption of the following Accounting Standards Updates (“ASUs”) during 2022:

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
ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”

In June 2022, the FASB issued ASU 2022-03 which, among other things, clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account and, therefore, is not considered in measuring fair value; and introduces new disclosure requirements for equity securities subject to contractual sale restrictions.

January 1, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.

The Corporation is evaluating the impact that this ASU will have on its financial statements and disclosures. The Corporation does not expect to be materially impacted by the adoption of this ASU during the first quarter of 2024.

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

January 1, 2023, unless early adopted in which case the amendments should be applied as of the beginning of the fiscal year that includes the interim period

The Corporation is evaluating the impact that this ASU will have on its financial statements and disclosures. The Corporation expects to adopt the amendments of this update during the first quarter of 2023 using a modified retrospective transition method to account for any adjustments to the ACL for loans modified as a TDR prior to the adoption of these amendments.

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

NOTE 2 – DEBT SECURITIES

Available-for-Sale Debt Securities

The amortized cost, gross unrealized gains and losses recorded in other comprehensive loss, ACL, estimated fair value, and weighted-average yield of available-for-sale debt securities by contractual maturities as of June 30, 2022 were as follows:

	June 30, 2022
	Amortized cost (1)	Gross Unrealized		ACL	Fair value	Weighted-
		Gains	Losses			average yield%
(Dollars in thousands)
U.S. Treasury securities:
After 1 to 5 years	$149,262	$-	$7,915	$-	$141,347	0.68
U.S. government-sponsored agencies' obligations:
After 1 to 5 years	2,352,787	24	152,520	-	2,200,291	0.79
After 5 to 10 years	227,548	65	24,168	-	203,445	0.96
After 10 years	14,184	217	-	-	14,401	2.04
Puerto Rico government obligations:
After 10 years (2)	3,441	-	246	386	2,809	-
United States and Puerto Rico government obligations	2,747,222	306	184,849	386	2,562,293	0.81
Mortgage-backed securities ("MBS"):
Freddie Mac (“FHLMC”) certificates:
After 1 to 5 years	5,347	1	76	-	5,272	2.33
After 5 to 10 years	203,549	52	9,852	-	193,749	1.44
After 10 years	1,175,621	9	144,500	-	1,031,130	1.33
	1,384,517	62	154,428	-	1,230,151	1.35
Ginnie Mae (“GNMA”) certificates:
Due within one year	6	-	-	-	6	1.95
After 1 to 5 years	20,088	130	329	-	19,889	2.04
After 5 to 10 years	42,090	-	2,369	-	39,721	1.07
After 10 years	261,681	1,434	18,926	-	244,189	2.01
	323,865	1,564	21,624	-	303,805	1.89
Fannie Mae (“FNMA”) certificates:
Due within one year	2,099	-	2	-	2,097	2.41
After 1 to 5 years	15,905	161	44	-	16,022	2.87
After 5 to 10 years	379,705	51	19,210	-	360,546	1.51
After 10 years	1,325,053	591	145,356	-	1,180,288	1.38
	1,722,762	803	164,612	-	1,558,953	1.42
Collateralized mortgage obligations issued or guaranteed
by the FHLMC, FNMA and GNMA ("CMOs"):		`
Due within one year	68	-	-	-	68	2.54
After 1 to 5 years	33,228	3	3,253	-	29,978	1.70
After 10 years	447,341	-	58,840	-	388,501	1.27
	480,637	3	62,093	-	418,547	1.30
Private label:
After 10 years	9,187	-	2,526	290	6,371	4.42
Total MBS	3,920,968	2,432	405,283	290	3,517,827	1.43
Other
Due within one year	1,000	-	-	-	1,000	0.78
Total available-for-sale debt securities	$6,669,190	$2,738	$590,132	$676	$6,081,120	1.17

(1)	Excludes accrued interest receivable.
(2)

Consists of a residential pass-through MBS issued by the Puerto Rico Housing Finance Authority (“PRHFA”) that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010. During 2021, the Corporation placed this instrument in nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.

The amortized cost, gross unrealized gains and losses recorded in other comprehensive loss, ACL, estimated fair value, and weighted-average yield of available-for-sale debt securities by contractual maturities as of December 31, 2021 were as follows:

	December 31, 2021
	Amortized cost (1)	Gross Unrealized		ACL	Fair value	Weighted-
		Gains	Losses			average yield%
(Dollars in thousands)
U.S. Treasury securities:
After 1 to 5 years	$149,660	$59	$1,233	$-	$148,486	0.68
U.S. government-sponsored agencies' obligations:
After 1 to 5 years	1,877,181	240	29,555	-	1,847,866	0.60
After 5 to 10 years	403,785	175	10,856	-	393,104	0.90
After 10 years	15,788	224	-	-	16,012	0.63
Puerto Rico government obligations:
After 10 years (2)	3,574	-	416	308	2,850	-
United States and Puerto Rico government obligations	2,449,988	698	42,060	308	2,408,318	0.67
MBS:
FHLMC certificates:
After 1 to 5 years	2,811	119	-	-	2,930	2.65
After 5 to 10 years	193,234	2,419	1,122	-	194,531	1.29
After 10 years	1,240,964	3,748	23,503	-	1,221,209	1.18
	1,437,009	6,286	24,625	-	1,418,670	1.20
GNMA certificates:
Due within one year	2	-	-	-	2	1.32
After 1 to 5 years	16,714	572	-	-	17,286	2.90
After 5 to 10 years	27,271	80	139	-	27,212	0.51
After 10 years	338,927	7,091	2,174	-	343,844	1.45
	382,914	7,743	2,313	-	388,344	1.45
FNMA certificates:
Due within one year	4,975	21	-	-	4,996	2.03
After 1 to 5 years	21,337	424	-	-	21,761	2.87
After 5 to 10 years	298,771	4,387	1,917	-	301,241	1.41
After 10 years	1,389,381	8,953	21,747	-	1,376,587	1.21
	1,714,464	13,785	23,664	-	1,704,585	1.27
CMOs
After 1 to 5 years	24,007	1	778	-	23,230	1.31
After 5 to 10 years	14,316	97	-	-	14,413	0.76
After 10 years	500,811	290	13,134	-	487,967	1.23
	539,134	388	13,912	-	525,610	1.22
Private label:
After 10 years	9,994	-	1,963	797	7,234	2.21
Total MBS	4,083,515	28,202	66,477	797	4,044,443	1.26
Other
Due within one year	500	-	-	-	500	0.72
After 1 to 5 years	500	-	-	-	500	0.84
	1,000	-	-	-	1,000	0.78
Total available-for-sale debt securities	$6,534,503	$28,900	$108,537	$1,105	$6,453,761	1.03

(1)	Excludes accrued interest receivable.
(2)

Consists of a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010. During 2021, the Corporation placed this instrument in nonaccrual status based on this delinquency status of the underlying second mortgage loans collateral.

Maturities of available-for-sale debt securities are based on the period of final contractual maturity. Expected maturities might differ from contractual maturities because they may be subject to prepayments and/or call options. The weighted-average yield on available-for-sale debt securities is based on amortized cost and, therefore, does not give effect to changes in fair value. The net unrealized gain or loss on available-for-sale debt securities is presented as part of other comprehensive (loss) income.

The following tables show the fair value and gross unrealized losses of the Corporation’s available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2022 and December 31, 2021. The tables also include debt securities for which an ACL was recorded.

	As of June 30, 2022
	Less than 12 months		12 months or more			Total
		Unrealized		Unrealized			Unrealized
	Fair Value	Losses	Fair Value	Losses		Fair Value	Losses
(In thousands)
Debt securities:
U.S. Treasury and U.S. government agenciesʼ
obligations	$1,530,493	$89,224	$1,005,051	$95,379		$2,535,544	$184,603
Puerto Rico-government obligations	-	-	2,809	246	(1)	2,809	246
MBS:
FHLMC	779,727	83,109	441,983	71,319		1,221,710	154,428
GNMA	184,481	12,334	57,306	9,290		241,787	21,624
FNMA	1,004,966	89,854	508,377	74,758		1,513,343	164,612
CMOs	260,811	36,877	146,590	25,216		407,401	62,093
Private label	-	-	6,371	2,526	(1)	6,371	2,526
	$3,760,478	$311,398	$2,168,487	$278,734		$5,928,965	$590,132

(1)		Unrealized losses do not include the credit loss component recorded as part of the ACL. As of June 30, 2022, PRHFA bond and private label MBS had an ACL of $0.4 million and $0.3 million, respectively.

	As of December 31, 2021
	Less than 12 months		12 months or more			Total
		Unrealized		Unrealized			Unrealized
	Fair Value	Losses	Fair Value	Losses		Fair Value	Losses
(In thousands)
Debt securities:
U.S. Treasury and U.S. government agenciesʼ
obligations	$1,717,340	$25,401	$606,179	$16,243		$2,323,519	$41,644
Puerto Rico-government obligations	-	-	2,850	416	(1)	2,850	416
MBS:
FHLMC	986,345	16,144	221,896	8,481		1,208,241	24,625
GNMA	194,271	1,329	41,233	984		235,504	2,313
FNMA	1,237,701	19,843	112,559	3,821		1,350,260	23,664
CMOs	466,004	13,552	16,656	360		482,660	13,912
Private label	-	-	7,234	1,963	(1)	7,234	1,963
	$4,601,661	$76,269	$1,008,607	$32,268		$5,610,268	$108,537

(1)

Unrealized losses do not include the credit loss component recorded as part of the ACL. As of December 31, 2021, PRHFA bond and private label MBS had an ACL of $0.3 million and $0.8 million, respectively.

Assessment for Credit Losses

Debt securities issued by U.S. government agencies, U.S. government-sponsored entities (“GSEs”), and the U.S. Treasury, including notes and MBS, accounted for substantially all of the total available-for-sale portfolio as of June 30, 2022, and the Corporation expects no credit losses on these securities, given the explicit and implicit guarantees provided by the U.S. federal government. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Corporation does not have the intent to sell these U.S. government and agencies debt securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider impairments on these securities to be credit related as of June 30, 2022. The Corporation’s credit loss assessment was concentrated mainly on private label MBS, and on Puerto Rico government debt securities, for which credit losses are evaluated on a quarterly basis.

The Corporation’s available-for-sale MBS portfolio included private label MBS with a fair value of $6.4 million, which had unrealized losses of approximately $2.8 million as of June 30, 2022, of which $0.3 million is due to credit deterioration and is part of the ACL. The interest rate on these private-label MBS is variable, tied to 3-month LIBOR, and limited to the weighted-average coupon on the underlying collateral. The underlying collateral is fixed-rate, single-family residential mortgage loans in the United States with original FICO scores over 700 and moderate loan-to-value ratios (under 80%), as well as moderate delinquency levels. As of June 30, 2022, the Corporation did not have the intent to sell these securities and determined that it is likely that it will not be required to sell the securities before anticipated recovery. The Corporation determined the ACL for private label MBS based on a risk-adjusted discounted cash flow methodology that considers the structure and terms of the instruments. The Corporation utilized probability of default (“PDs”) and loss given default (“LGDs”) that considered, among other things, historical payment performance, loan-to-value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates and the housing price index. Under this approach, expected cash flows (interest and principal) were discounted at the Treasury yield curve as of the reporting date. Significant assumptions in the valuation of the private label MBS were as follows:

	As of			As of
	June 30, 2022			December 31, 2021
	Weighted	Range		Weighted	Range
	Average	Minimum	Maximum	Average	Minimum	Maximum

Discount rate	15.2%	15.2%	15.2%	12.9%	12.9%	12.9%
Prepayment rate	12.7%	3.2%	20.9%	15.2%	7.6%	24.9%
Projected Cumulative Loss Rate	5.6%	0.4%	15.8%	7.6%	0.2%	15.7%

The Corporation evaluates if a credit loss exists, primarily by monitoring adverse variances in the present value of expected cash flows. As of June 30, 2022, the ACL for these private label MBS was $0.3 million, compared to $0.8 million as of December 31, 2021.

As of June 30, 2022, the Corporation’s available-for-sale debt securities portfolio also included a residential pass-through MBS issued by the PRHFA, collateralized by certain second mortgages, with a fair value of $2.8 million, which had an unrealized loss of approximately $0.6 million. Approximately $0.4 million of the unrealized losses was due to credit deterioration and is part of the ACL. The underlying second mortgage loans were originated under a program launched by the Puerto Rico government in 2010. This residential pass-through MBS was structured as a zero-coupon bond for the first ten years (up to July 2019). The underlying source of repayment on this residential pass-through MBS is second mortgage loans in Puerto Rico. PRHFA, not the Puerto Rico government, provides a guarantee in the event of default and subsequent foreclosure of the properties underlying the second mortgage loans. During 2021, the Corporation placed this instrument in nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral. The Corporation determined the ACL on this instrument based on a discounted cash flow methodology that considered the structure and terms of the debt security. The Corporation utilized PDs and LGDs that considered, among other things, historical payment performance, loan-to-value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, the housing price index and expected recovery from the PRHFA guarantee. Under this approach, expected cash flows (interest and principal) were discounted at the Treasury yield curve as of the reporting date and compared to the amortized cost. In the event that the second mortgage loans default and the collateral is insufficient to satisfy the outstanding balance of this residential pass-through MBS, PRHFA’s ability to honor its insurance will depend on, among other factors, the financial condition of PRHFA at the time such obligation becomes due and payable. Further deterioration of the Puerto Rico economy or fiscal health of the PRHFA could impact the value of these securities, resulting in additional losses to the Corporation. As of June 30, 2022, the Corporation did not have the intent to sell this security and determined that it was likely that it will not be required to sell the security before its anticipated recovery. Accrued interest receivable on available-for-sale debt securities totaled $11.2 million as of June 30, 2022 ($10.1 million as of December 31, 2021) and is excluded from the estimate of credit losses.

The following tables present a rollforward by major security type for the quarters and six-month periods ended June 30, 2022 and 2021 of the ACL on available-for-sale debt securities:

	Quarter Ended June 30, 2022
	Private label MBS	Puerto Rico Government Obligations	Total

(In thousands)
Beginning Balance	$403	$308	$711
Provision for credit losses - (benefit) expense	(113)	78	(35)
ACL on available-for-sale debt securities	$290	$386	$676

	Quarter Ended June 30, 2021
	Private label MBS	Puerto Rico Government Obligations	Total

(In thousands)
Beginning Balance	$875	$308	$1,183
Net charge-offs	(17)	-	(17)
ACL on available-for-sale debt securities	$858	$308	$1,166

	Six-Month Period Ended June 30, 2022
	Private label MBS	Puerto Rico Government Obligations	Total

(In thousands)
Beginning Balance	$797	$308	$1,105
Provision for credit losses - (benefit) expense	(501)	78	(423)
Net charge-offs	(6)	-	(6)
ACL on available-for-sale debt securities	$290	$386	$676

	Six-Month Period Ended June 30, 2021
	Private label MBS	Puerto Rico Government Obligations	Total

(In thousands)
Beginning Balance	$1,002	$308	$1,310
Provision for credit losses - benefit	(127)	-	(127)
Net charge-offs	(17)	-	(17)
ACL on available-for-sale debt securities	$858	$308	$1,166

Held-to-Maturity Debt Securities

The amortized cost, gross unrecognized gains and losses, estimated fair value, ACL, weighted-average yield and contractual maturities of held-to-maturity debt securities as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Amortized cost (1)	Gross Unrecognized		Fair value	ACL	Weighted- average yield%
		Gains	Losses
(Dollars in thousands)
Puerto Rico municipal bonds:
Due within one year	$595	$-	$-	$595	$1	5.45
After 1 to 5 years	15,021	658	44	15,635	175	2.98
After 5 to 10 years	93,031	2,457	2,286	93,202	3,411	4.64
After 10 years	69,768	-	4,181	65,587	5,298	4.35
Total Puerto Rico municipal bonds	178,415	3,115	6,511	175,019	8,885	4.39
MBS:
FHLMC certificates:
After 5 to 10 years	$24,398	$8	$-	$24,406	$-	3.04
After 10 years	20,211	-	84	20,127	-	4.39
	44,609	8	84	44,533	-	3.65
GNMA certificates:
After 10 years	20,657	-	121	20,536	-	3.38
FNMA certificates:
After 10 years	75,530	326	242	75,614	-	2.90
CMOs
After 10 years	139,016	-	1,476	137,540	-	3.25
Total MBS	279,812	334	1,923	278,223	-	3.23
Total held-to-maturity debt securities	$458,227	$3,449	$8,434	$453,242	$8,885	3.68

(1)	Excludes accrued interest receivable.

	December 31, 2021
	Amortized cost (1)	Gross Unrecognized		Fair value	ACL	Weighted- average yield%
		Gains	Losses
(Dollars in thousands)
Puerto Rico municipal bonds:
Due within one year	$2,995	$5	$-	$3,000	$70	5.39
After 1 to 5 years	14,785	526	156	15,155	347	2.35
After 5 to 10 years	90,584	1,555	3,139	89,000	3,258	4.25
After 10 years	69,769	-	9,777	59,992	4,896	4.06
Total held-to-maturity debt securities	$178,133	$2,086	$13,072	$167,147	$8,571	4.04

(1)	Excludes accrued interest receivable.

During the second quarter of 2022, the Corporation purchased approximately $280.2 million of GSEs’ MBS, which were classified as held-to-maturity debt securities.

The following tables show the Corporation’s held-to-maturity debt securities’ fair value and gross unrecognized losses, aggregated by category and length of time that individual securities had been in a continuous unrecognized loss position, as of June 30, 2022 and December 31, 2021, including debt securities for which an ACL was recorded:

	As of June 30, 2022
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico municipal bonds	$-	$-	$127,321	$6,511	$127,321	$6,511
MBS:
FHLMC certificates	20,127	84	-	-	20,127	84
GNMA certificates	20,536	121	-	-	20,536	121
FNMA certificates	35,037	242	-	-	35,037	242
CMOs	137,540	1,476	-	-	137,540	1,476
Total held-to-maturity debt securities	$213,240	$1,923	$127,321	$6,511	$340,561	$8,434

	As of December 31, 2021
	Less than 12 months		12 months or more		Total
		Unrecognized		Unrecognized		Unrecognized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
(In thousands)
Debt securities:
Puerto Rico municipal bonds	$-	$-	$140,732	$13,072	$140,732	$13,072

The Corporation classifies the held-to-maturity debt securities portfolio into the following major security types: MBS issued by GSE’s and Puerto Rico municipal bonds. As of June 30, 2022, all of the MBS included in the held-to-maturity debt securities portfolio were issued by GSE’s. Because the decline in fair value of GSE’s MBS is attributable to changes in interest rates, and not credit quality, and because the Corporation does not have the intent to sell these GSE’s MBS and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired as of June 30, 2022. In addition, these securities are highly rated by major rating agencies and have a long history of no credit losses. In the case of Puerto Rico municipal bonds, the Corporation determines the ACL based on the product of a cumulative PD and LGD, and the amortized cost basis of the bonds over their remaining expected life as described in Note 1 – Nature of Business and Summary of Significant Accounting Policies in the audited consolidated financial statements included in the 2021 Annual Report on Form 10-K.

The Corporation performs periodic credit quality reviews on these issuers. All Puerto Rico municipal bonds were current as to scheduled contractual payments as of June 30, 2022. The Puerto Rico municipal bonds had an ACL of $8.9 million as of June 30, 2022, a $0.3 million increase from $8.6 million as of December 31, 2021, due to the Corporation’s change of applying probability weights to the baseline and alternative downside economic scenarios to estimate the ACL during the first half of 2022. According to the Corporation’s policy, accrued interest receivable on held-to-maturity debt securities that totaled $4.2 million as of June 30, 2022 ($3.4 million as of December 31, 2021), was excluded from the estimate of credit losses.

The following tables present the activity in the ACL for held-to-maturity debt securities by major security type for the quarters and six-month periods ended June 30, 2022 and 2021:

	Puerto Rico Municipal Bonds
	Quarter Ended June 30, 2022	Quarter Ended June 30, 2021
(In thousands)
Beginning Balance	$12,324	$8,869
Provision for credit losses - (benefit) expense	(3,439)	1,816
ACL on held-to-maturity debt securities	$8,885	$10,685

	Puerto Rico Municipal Bonds
	Six-Month Period Ended	Six-Month Period Ended
	June 30, 2022	June 30, 2021

(In thousands)
Beginning Balance	$8,571	$8,845
Provision for credit losses - expense	314	1,840
ACL on held-to-maturity debt securities	$8,885	$10,685

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

From time to time, the Corporation has securities held to maturity with an original maturity of three months or less that are considered cash and cash equivalents and are classified as money market investments in the consolidated statements of financial condition. As of June 30, 2022 and December 31, 2021, the Corporation had no outstanding securities held to maturity that were classified as cash and cash equivalents.

Credit Quality Indicators:

The held-to-maturity debt securities portfolio consisted of GSE’s MBS and financing arrangements with Puerto Rico municipalities issued in bond form. As previously mentioned, the Corporation expects no credit losses on GSE’s MBS. The Puerto Rico municipal bonds are accounted for as securities, but are underwritten as loans with features that are typically found in commercial loans. Accordingly, the Corporation monitors the credit quality of these securities through the use of internal credit-risk ratings, which are generally updated on a quarterly basis. The Corporation considers a municipal bond as a criticized asset if its risk rating is Special Mention, Substandard, Doubtful or Loss. Puerto Rico municipal bonds that do not meet the criteria for classification as criticized assets are considered to be pass-rated securities. For the definitions of the internal credit-risk ratings, refer to Note 5 – Investment Securities included in the 2021 Annual Report on Form 10-K.

The Corporation periodically reviews its Puerto Rico municipal bonds to evaluate if they are properly classified, and to determine impairment, if any. The frequency of these reviews will depend on the amount of the aggregate outstanding debt, and the risk rating classification of the obligor.

The Corporation has a Loan Review Group that reports directly to the Corporation’s Risk Management Committee and administratively to the Chief Risk Officer. The Loan Review Group performs annual comprehensive credit process reviews of the Bank’s commercial loan portfolios, including the above-mentioned Puerto Rico municipal bonds accounted for as held-to-maturity debt securities. The objective of these loan reviews is to assess accuracy of the Bank’s determination and maintenance of loan risk rating and its adherence to lending policies, practices and procedures. The monitoring performed by this group contributes to the assessment of compliance with credit policies and underwriting standards, the determination of the current level of credit risk, the evaluation of the effectiveness of the credit management process and the identification of any deficiency that may arise in the credit-granting process. Based on its findings, the Loan Review Group recommends corrective actions, if necessary, that help in maintaining a sound credit process. The Loan Review Group reports the results of the credit process reviews to the Risk Management Committee.

As of June 30, 2022 and December 31, 2021, all held-to-maturity debt securities were classified as Pass.

No held-to-maturity debt securities were on nonaccrual status, 90 days past due and still accruing, or past due as of June 30, 2022 and December 31, 2021. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement.

NOTE 3 – LOANS HELD FOR INVESTMENT

The following table provides information about the loan portfolio held for investment by portfolio segment and disaggregated by geographic location as of the indicated dates:

	As of June 30, 2022	As of December 31, 2021
(In thousands)
Puerto Rico and Virgin Island region:
Residential mortgage loans, mainly secured by first mortgages	$2,444,532	$2,549,573
Construction loans	25,477	43,133
Commercial mortgage loans	1,784,879	1,702,231
Commercial and Industrial ("C&I") loans	1,869,210	1,946,597
Consumer loans	3,093,629	2,872,384
Loans held for investment	9,217,727	9,113,918

Florida region:
Residential mortgage loans, mainly secured by first mortgages	$407,153	$429,322
Construction loans	89,833	95,866
Commercial mortgage loans	485,234	465,238
C&I loans	993,707	940,654
Consumer loans	13,220	15,660
Loans held for investment	1,989,147	1,946,740

Total:
Residential mortgage loans, mainly secured by first mortgages	$2,851,685	$2,978,895
Construction loans	115,310	138,999
Commercial mortgage loans	2,270,113	2,167,469
C&I loans (1)	2,862,917	2,887,251
Consumer loans	3,106,849	2,888,044
Loans held for investment (2)	$11,206,874	$11,060,658

(1)

As of June 30, 2022 and December 31, 2021, includes $893.0 million and $952.1 million, respectively, of commercial loans that were secured by real estate but were not dependent upon the real estate for repayment.

(2)	Includes accretable fair value net purchase discounts of $32.0 million and $35.3 million as of June 30, 2022 and December 31, 2021, respectively.

The Corporation’s aging of the loan portfolio held for investment by portfolio classes and nonaccrual loans with no ACL as of June 30, 2022 and December 31, 2021 are as follows:

As of June 30, 2022		Days Past Due and Accruing
	Current	30-59	60-89	90 + (1) (2) (3)	Nonaccrual (4) (5)	Total loans held for investment	Nonaccrual Loans with no ACL (6)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (1) (3) (7)	$63,062	$-	$2,346	$55,752	$-	$121,160	$-
Conventional residential mortgage loans (2) (7)	2,633,359	-	30,964	21,614	44,588	2,730,525	3,351
Commercial loans:
Construction loans	112,932	-	-	3	2,375	115,310	982
Commercial mortgage loans (2) (7)	2,243,330	-	417	1,613	24,753	2,270,113	7,736
C&I loans	2,828,679	4,990	197	11,972	17,079	2,862,917	11,619
Consumer loans:
Auto loans	1,668,658	29,884	4,771	-	6,916	1,710,229	2,535
Finance leases	626,352	5,234	1,148	-	1,047	633,781	266
Personal loans	321,892	2,903	1,458	-	893	327,146	-
Credit cards	288,774	3,096	2,012	3,407	-	297,289	-
Other consumer loans	134,142	1,857	946	-	1,459	138,404	13
Total loans held for investment	$10,921,180	$47,964	$44,259	$94,361	$99,110	$11,206,874	$26,502

(1)

It is the Corporation's policy to report delinquent residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $35.6 million of residential mortgage loans insured by the FHA that were over 15 months delinquent.

(2)

Includes purchased credit deteriorated ("PCD") loans previously accounted for under Accounting Standard Codification ("ASC") Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC Subtopic 310-30") for which the Corporation made the accounting policy election of maintaining pools of loans as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The portion of such loans contractually past due 90 days or more, amounting to $15.3 million as of June 30, 2022 ($14.3 million conventional residential mortgage loans and $1.0 million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.

(3)

Include rebooked loans, which were previously pooled into GNMA securities, amounting to $10.8 million as of June 30, 2022. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

(4)	Nonaccrual loans in the Florida region amounted to $7.1 million as of June 30, 2022.
(5)	Nonaccrual loans exclude $345.4 million of TDR loans that were in compliance with modified terms and in accrual status as of June 30, 2022.
(6)	Includes $0.4 million of nonaccrual C&I loans with no ACL in the Florida region as of June 30, 2022.
(7)

According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans, conventional residential mortgage loans, and commercial mortgage loans past due 30-59 days, but less than two payments in arrears, as of June 30, 2022 amounted to $6.7 million, $61.6 million, and $0.7 million, respectively.

As of December 31, 2021		Days Past Due and Accruing
	Current	30-59	60-89	90+ (1) (2) (3)	Nonaccrual (4) (5)	Total loans held for investment	Nonaccrual Loans with no ACL (6)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans (1) (3) (7)	$57,522	$-	$2,355	$65,515	$-	$125,392	$-
Conventional residential mortgage loans (2) (7)	2,738,111	-	31,832	28,433	55,127	2,853,503	3,689
Commercial loans:
Construction loans	136,317	18	-	-	2,664	138,999	1,000
Commercial mortgage loans (2) (7)	2,129,375	2,402	436	9,919	25,337	2,167,469	8,289
C&I loans	2,858,397	2,047	1,845	7,827	17,135	2,887,251	11,393
Consumer loans:
Auto loans	1,533,445	26,462	4,949	-	6,684	1,571,540	3,146
Finance leases	568,606	4,820	713	-	866	575,005	196
Personal loans	310,390	3,299	1,285	-	1,208	316,182	-
Credit cards	282,179	3,158	1,904	2,985	-	290,226	-
Other consumer loans	130,588	1,996	811	-	1,696	135,091	20
Total loans held for investment	$10,744,930	$44,202	$46,130	$114,679	$110,717	$11,060,658	$27,733

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

(2)

Includes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The portion of such loans contractually past due 90 days or more, amounting to $20.6 million as of December 31, 2021 ($19.1 million conventional residential mortgage loans and $1.5 million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.

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

(4)	Nonaccrual loans in the Florida region amounted to $8.2 million as of December 31, 2021.
(5)	Nonaccrual loans exclude $363.4 million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2021.
(6)	Includes $0.5 million of nonaccrual C&I loans with no ACL in the Florida region as of December 31, 2021.
(7)

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

When a loan is placed on nonaccrual status, any accrued but uncollected interest income is reversed and charged against interest income and the amortization of any net deferred fees is suspended. The amount of accrued interest reversed against interest income totaled $0.3 million and $0.7 million for the quarter and six-month period ended June 30, 2022, respectively ($0.3 million and $1.3 million for the quarter and six-month period ended June 30, 2021, respectively). For the quarter and six-month period ended June 30, 2022, the cash interest recognized on nonaccrual loans amounted to $0.3 million and $0.7 million, respectively, compared with $0.8 million and $1.3 million for the quarter and six-month period ended June 30, 2021, respectively.

As of June 30, 2022, the recorded investment on residential mortgage loans collateralized by residential real estate property that were in the process of foreclosure amounted to $84.8 million, including $35.1 million of loans insured by the FHA or guaranteed by the VA, and $12.1 million of PCD loans acquired prior to the adoption, on January 1, 2020, of CECL. The Corporation commences the foreclosure process on residential real estate loans when a borrower becomes 120 days delinquent, in accordance with the requirements of the Consumer Financial Protection Bureau (“CFPB”). Foreclosure procedures and timelines vary depending on whether the property is located in a judicial or non-judicial state. Occasionally, foreclosures may be delayed due to, among other reasons, mandatory mediations, bankruptcy, court delays and title issues.

Credit Quality Indicators:

The Corporation categorizes loans into risk categories based on relevant information about the ability of the borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes non-homogeneous loans, such as commercial mortgage, commercial and industrial, and construction loans individually to classify the loans’ credit risk. As mentioned above, the Corporation periodically reviews its commercial and construction loans to evaluate if they are properly classified. The frequency of these reviews will depend on the amount of the aggregate outstanding debt, and the risk rating classification of the obligor. In addition, during the renewal and annual review process of applicable credit facilities, the Corporation evaluates the corresponding loan grades. The Corporation uses the same definition for risk ratings as those described for Puerto Rico municipal bonds accounted for as held-to-maturity debt securities, as discussed in Note 5 – Investment Securities, in the 2021 Annual Report on Form 10-K.

For residential mortgage and consumer loans, the Corporation also evaluates credit quality based on its interest accrual status.

Based on the most recent analysis performed, the amortized cost of commercial and construction loans by portfolio classes and by origination year based on the internal credit-risk category as of June 30, 2022 and the amortized cost of commercial and construction loans by portfolio classes based on the internal credit-risk category as of December 31, 2021 was as follows:

	As of June 30, 2022
Puerto Rico and Virgin Islands region	Term Loans								As of December 31, 2021
	Amortized Cost Basis by Origination Year (1)
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total	Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass	$4,741	$12,633	$962	$-	$-	$3,747	$-	$22,083	$38,066
Criticized:
Special Mention	-	-	-	3	-	-	-	3	765
Substandard	-	-	-	-	274	3,117	-	3,391	4,302
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$4,741	$12,633	$962	$3	$274	$6,864	$-	$25,477	$43,133

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$206,946	$156,607	$361,553	$236,728	$192,126	$328,477	$13	$1,482,450	$1,395,569
Criticized:
Special Mention	1,345	-	10,426	84,387	31,055	136,282	-	263,495	259,263
Substandard	140	637	-	2,952	768	34,437	-	38,934	47,399
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$208,431	$157,244	$371,979	$324,067	$223,949	$499,196	$13	$1,784,879	$1,702,231

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$57,862	$234,695	$196,485	$333,737	$134,771	$271,681	$542,321	$1,771,552	$1,852,552
Criticized:
Special Mention	1,037	9,395	1,293	-	239	5,696	16,010	33,670	32,650
Substandard	37	4,138	1,397	14,084	2,015	34,494	7,823	63,988	61,395
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$58,936	$248,228	$199,175	$347,821	$137,025	$311,871	$566,154	$1,869,210	$1,946,597

(1) Excludes accrued interest receivable.

			As of June 30, 2022
			Term Loans						As of December 31, 2021
Florida region			Amortized Cost Basis by Origination Year (1)
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total	Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass	$45,275	$44,085	$-	$103	$-	$-	$370	$89,833	$95,866
Criticized:
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$45,275	$44,085	$-	$103	$-	$-	$370	$89,833	$95,866

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$108,137	$80,960	$43,270	$57,206	$83,347	$73,388	$16,955	$463,263	$404,304
Criticized:
Special Mention	-	-	7,062	13,430	-	-	-	20,492	60,618
Substandard	-	-	1,168	-	-	311	-	1,479	316
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$108,137	$80,960	$51,500	$70,636	$83,347	$73,699	$16,955	$485,234	$465,238

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$141,496	$188,753	$93,852	$204,060	$56,694	$60,919	$122,712	$868,486	$826,823
Criticized:
Special Mention	-	-	-	14,682	13,075	12,363	22,162	62,282	49,946
Substandard	-	-	24,196	33,964	-	4,444	335	62,939	63,885
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$141,496	$188,753	$118,048	$252,706	$69,769	$77,726	$145,209	$993,707	$940,654

(1) Excludes accrued interest receivable.

	As of June 30, 2022
Total	Term Loans								As of December 31, 2021
	Amortized Cost Basis by Origination Year (1)
	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total	Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass	$50,016	$56,718	$962	$103	$-	$3,747	$370	$111,916	$133,932
Criticized:
Special Mention	-	-	-	3	-	-	-	3	765
Substandard	-	-	-	-	274	3,117	-	3,391	4,302
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total construction loans	$50,016	$56,718	$962	$106	$274	$6,864	$370	$115,310	$138,999

COMMERCIAL MORTGAGE
Risk Ratings:
Pass	$315,083	$237,567	$404,823	$293,934	$275,473	$401,865	$16,968	$1,945,713	$1,799,873
Criticized:
Special Mention	1,345	-	17,488	97,817	31,055	136,282	-	283,987	319,881
Substandard	140	637	1,168	2,952	768	34,748	-	40,413	47,715
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial mortgage loans	$316,568	$238,204	$423,479	$394,703	$307,296	$572,895	$16,968	$2,270,113	$2,167,469

COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass	$199,358	$423,448	$290,337	$537,797	$191,465	$332,600	$665,033	$2,640,038	$2,679,375
Criticized:
Special Mention	1,037	9,395	1,293	14,682	13,314	18,059	38,172	95,952	82,596
Substandard	37	4,138	25,593	48,048	2,015	38,938	8,158	126,927	125,280
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total commercial and industrial loans	$200,432	$436,981	$317,223	$600,527	$206,794	$389,597	$711,363	$2,862,917	$2,887,251

(1) Excludes accrued interest receivable.

The following tables present the amortized cost of residential mortgage loans by origination year based on accrual status as of June 30, 2022, and the amortized cost of residential mortgage loans by accrual status as of December 31, 2021:

	As of June 30, 2022								As of December 31, 2021
	Term Loans
	Amortized Cost Basis by Origination Year (1)
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Puerto Rico and Virgin Islands Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing	$-	$657	$871	$1,240	$2,924	$114,736	$-	$120,428	$124,652
Non-Performing	-	-	-	-	-	-	-	-	-
Total FHA/VA government-guaranteed loans	$-	$657	$871	$1,240	$2,924	$114,736	$-	$120,428	$124,652

Conventional residential mortgage loans:
Accrual Status:
Performing	$78,843	$78,100	$32,608	$50,519	$78,967	$1,966,451	$-	$2,285,488	$2,376,946
Non-Performing	-	35	77	113	279	38,112	-	38,616	47,975
Total conventional residential mortgage loans	$78,843	$78,135	$32,685	$50,632	$79,246	$2,004,563	$-	$2,324,104	$2,424,921

Total:
Accrual Status:
Performing	$78,843	$78,757	$33,479	$51,759	$81,891	$2,081,187	$-	$2,405,916	$2,501,598
Non-Performing	-	35	77	113	279	38,112	-	38,616	47,975
Total residential mortgage loans in Puerto Rico and Virgin Islands Region	$78,843	$78,792	$33,556	$51,872	$82,170	$2,119,299	$-	$2,444,532	$2,549,573

(1)	Excludes accrued interest receivable.

	As of June 30, 2022								As of December 31, 2021
	Term Loans
	Amortized Cost Basis by Origination Year (1)
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing	$-	$-	$-	$-	$-	$732	$-	$732	$740
Non-Performing	-	-	-	-	-	-	-	-	-
Total FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-	$732	$-	$732	$740

Conventional residential mortgage loans:
Accrual Status:
Performing	$35,617	$50,948	$33,258	$34,427	$41,198	$205,001	$-	$400,449	$421,430
Non-Performing	-	-	-	281	-	5,691	-	5,972	7,152
Total conventional residential mortgage loans	$35,617	$50,948	$33,258	$34,708	$41,198	$210,692	$-	$406,421	$428,582

Total:
Accrual Status:
Performing	$35,617	$50,948	$33,258	$34,427	$41,198	$205,733	$-	$401,181	$422,170
Non-Performing	-	-	-	281	-	5,691	-	5,972	7,152
Total residential mortgage loans in Florida region	$35,617	$50,948	$33,258	$34,708	$41,198	$211,424	$-	$407,153	$429,322

(1)	Excludes accrued interest receivable.

	As of June 30, 2022								As of December 31, 2021
	Term Loans
	Amortized Cost Basis by Origination Year (1)
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing	$-	$657	$871	$1,240	$2,924	$115,468	$-	$121,160	$125,392
Non-Performing	-	-	-	-	-	-	-	-	-
Total FHA/VA government-guaranteed loans	$-	$657	$871	$1,240	$2,924	$115,468	$-	$121,160	$125,392

Conventional residential mortgage loans:
Accrual Status:
Performing	$114,460	$129,048	$65,866	$84,946	$120,165	$2,171,452	$-	$2,685,937	$2,798,376
Non-Performing	-	35	77	394	279	43,803	-	44,588	55,127
Total conventional residential mortgage loans	$114,460	$129,083	$65,943	$85,340	$120,444	$2,215,255	$-	$2,730,525	$2,853,503

Total:
Accrual Status:
Performing	$114,460	$129,705	$66,737	$86,186	$123,089	$2,286,920	$-	$2,807,097	$2,923,768
Non-Performing	-	35	77	394	279	43,803	-	44,588	55,127
Total residential mortgage loans	$114,460	$129,740	$66,814	$86,580	$123,368	$2,330,723	$-	$2,851,685	$2,978,895

(1)	Excludes accrued interest receivable.

The following tables present the amortized cost of consumer loans by origination year based on accrual status as of June 30, 2022 and the amortized cost of consumer loans by accrual status as of December 31, 2021:

	As of June 30, 2022								As of December 31, 2021
	Term Loans
	Amortized Cost Basis by Origination Year (1)
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Puerto Rico and Virgin Islands Region:
Auto loans:
Accrual Status:
Performing	$379,265	$579,362	$298,766	$250,492	$126,132	$63,509	$-	$1,697,526	$1,556,097
Non-Performing	65	1,170	883	1,810	1,415	1,504	-	6,847	6,684
Total auto loans	$379,330	$580,532	$299,649	$252,302	$127,547	$65,013	$-	$1,704,373	$1,562,781

Finance leases:
Accrual Status:
Performing	$140,447	$210,366	$100,710	$96,801	$60,908	$23,502	$-	$632,734	$574,139
Non-Performing	-	120	166	238	282	241	-	1,047	866
Total finance leases	$140,447	$210,486	$100,876	$97,039	$61,190	$23,743	$-	$633,781	$575,005

Personal loans:
Accrual Status:
Performing	$87,793	$70,988	$39,484	$72,802	$32,609	$22,191	$-	$325,867	$314,867
Non-Performing	6	157	107	362	145	116	-	893	1,208
Total personal loans	$87,799	$71,145	$39,591	$73,164	$32,754	$22,307	$-	$326,760	$316,075

Credit cards:
Accrual Status:
Performing	$-	$-	$-	$-	$-	$-	$297,289	$297,289	$290,226
Non-Performing	-	-	-	-	-	-	-	-	-
Total credit cards	$-	$-	$-	$-	$-	$-	$297,289	$297,289	$290,226

Other consumer loans:
Accrual Status:
Performing	$44,438	$34,988	$12,563	$17,666	$6,089	$5,682	$8,676	$130,102	$126,734
Non-Performing	38	256	113	191	36	551	139	1,324	1,563
Total other consumer loans	$44,476	$35,244	$12,676	$17,857	$6,125	$6,233	$8,815	$131,426	$128,297

Total:
Performing	$651,943	$895,704	$451,523	$437,761	$225,738	$114,884	$305,965	$3,083,518	$2,862,063
Non-Performing	109	1,703	1,269	2,601	1,878	2,412	139	10,111	10,321
Total consumer loans in Puerto Rico and Virgin Islands region	$652,052	$897,407	$452,792	$440,362	$227,616	$117,296	$306,104	$3,093,629	$2,872,384

(1)	Excludes accrued interest receivable.

	As of June 30, 2022								As of December 31, 2021
	Term Loans
	Amortized Cost Basis by Origination Year (1)
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Florida Region:
Auto loans:
Accrual Status:
Performing	$-	$-	$-	$444	$3,358	$1,985	$-	$5,787	$8,759
Non-Performing	-	-	-	7	48	14	-	69	-
Total auto loans	$-	$-	$-	$451	$3,406	$1,999	$-	$5,856	$8,759

Finance leases:
Accrual Status:
Performing	$-	$-	$-	$-	$-	$-	$-	$-	$-
Non-Performing	-	-	-	-	-	-	-	-	-
Total finance leases	$-	$-	$-	$-	$-	$-	$-	$-	$-

Personal loans:
Accrual Status:
Performing	$298	$72	$16	$-	$-	$-	$-	$386	$107
Non-Performing	-	-	-	-	-	-	-	-	-
Total personal loans	$298	$72	$16	$-	$-	$-	$-	$386	$107

Credit cards:
Accrual Status:
Performing	$-	$-	$-	$-	$-	$-	$-	$-	$-
Non-Performing	-	-	-	-	-	-	-	-	-
Total credit cards	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other consumer loans:
Accrual Status:
Performing	$50	$234	$473	$-	$40	$3,032	$3,014	$6,843	$6,661
Non-Performing	-	-	-	-	-	23	112	135	133
Total other consumer loans	$50	$234	$473	$-	$40	$3,055	$3,126	$6,978	$6,794

Total:
Performing	$348	$306	$489	$444	$3,398	$5,017	$3,014	$13,016	$15,527
Non-Performing	-	-	-	7	48	37	112	204	133
Total consumer loans in Florida region	$348	$306	$489	$451	$3,446	$5,054	$3,126	$13,220	$15,660

(1)	Excludes accrued interest receivable.

	As of June 30, 2022								As of December 31, 2021
	Term Loans
	Amortized Cost Basis by Origination Year (1)
(In thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Total	Total

Total:
Auto loans:
Accrual Status:
Performing	$379,265	$579,362	$298,766	$250,936	$129,490	$65,494	$-	$1,703,313	$1,564,856
Non-Performing	65	1,170	883	1,817	1,463	1,518	-	6,916	6,684
Total auto loans	$379,330	$580,532	$299,649	$252,753	$130,953	$67,012	$-	$1,710,229	$1,571,540

Finance leases:
Accrual Status:
Performing	$140,447	$210,366	$100,710	$96,801	$60,908	$23,502	$-	$632,734	$574,139
Non-Performing	-	120	166	238	282	241	-	1,047	866
Total finance leases	$140,447	$210,486	$100,876	$97,039	$61,190	$23,743	$-	$633,781	$575,005

Personal loans:
Accrual Status:
Performing	$88,091	$71,060	$39,500	$72,802	$32,609	$22,191	$-	$326,253	$314,974
Non-Performing	6	157	107	362	145	116	-	893	1,208
Total personal loans	$88,097	$71,217	$39,607	$73,164	$32,754	$22,307	$-	$327,146	$316,182

Credit cards:
Accrual Status:
Performing	$-	$-	$-	$-	$-	$-	$297,289	$297,289	$290,226
Non-Performing	-	-	-	-	-	-	-	-	-
Total credit cards	$-	$-	$-	$-	$-	$-	$297,289	$297,289	$290,226

Other consumer loans:
Accrual Status:
Performing	$44,488	$35,222	$13,036	$17,666	$6,129	$8,714	$11,690	$136,945	$133,395
Non-Performing	38	256	113	191	36	574	251	1,459	1,696
Total other consumer loans	$44,526	$35,478	$13,149	$17,857	$6,165	$9,288	$11,941	$138,404	$135,091

Total:
Performing	$652,291	$896,010	$452,012	$438,205	$229,136	$119,901	$308,979	$3,096,534	$2,877,590
Non-Performing	109	1,703	1,269	2,608	1,926	2,449	251	10,315	10,454
Total consumer loans	$652,400	$897,713	$453,281	$440,813	$231,062	$122,350	$309,230	$3,106,849	$2,888,044

(1)	Excludes accrued interest receivable.

Accrued interest receivable on loans totaled $47.1 million as of June 30, 2022 ($48.1 million as of December 31, 2021), was reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition and is excluded from the estimate of credit losses.

The following tables present information about collateral dependent loans that were individually evaluated for purposes of determining the ACL as of June 30, 2022 and December 31, 2021:

June 30, 2022
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	41,823	3,122	818	42,641	3,122
Commercial loans:
Construction loans	-	-	1,230	1,230	-
Commercial mortgage loans	11,748	1,707	54,807	66,555	1,707
C&I loans	17,937	3,029	20,791	38,728	3,029
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	57	1	-	57	1
Credit cards	-	-	-	-	-
Other consumer loans	568	75	-	568	75
	$72,133	$7,934	$77,646	$149,779	$7,934

December 31, 2021
	Collateral Dependent Loans - With Allowance		Collateral Dependent Loans - With No Related Allowance	Collateral Dependent Loans - Total
	Amortized Cost	Related Allowance	Amortized Cost	Amortized Cost	Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government-guaranteed loans	$-	$-	$-	$-	$-
Conventional residential mortgage loans	51,771	3,966	781	52,552	3,966
Commercial loans:
Construction loans	-	-	1,797	1,797	-
Commercial mortgage loans	9,908	1,152	56,361	66,269	1,152
C&I loans	5,781	670	34,043	39,824	670
Consumer loans:
Auto loans	-	-	-	-	-
Finance leases	-	-	-	-	-
Personal loans	78	1	-	78	1
Credit cards	-	-	-	-	-
Other consumer loans	782	98	-	782	98
	$68,320	$5,887	$92,982	$161,302	$5,887

The allowance related to collateral dependent loans reported in the tables above includes qualitative adjustments applied to the loan portfolio that consider possible changes in circumstances that could ultimately impact credit losses and might not be reflected in historical data or forecasted data incorporated in the quantitative models. The underlying collateral for residential mortgage and consumer collateral dependent loans consisted of single-family residential properties, and for commercial and construction loans consisted primarily of office buildings, multifamily residential properties, and retail establishments. The weighted-average loan-to-value coverage for collateral dependent loans as of June 30, 2022 was 79%, compared to 78% as of December 31, 2021. There were no significant changes in the extent to which collateral secured the Corporation’s collateral dependent financial assets during the second quarter and first six months of 2022.

Purchases and Sales of Loans

During the first six months of 2022, the Corporation transferred $79.7 million in residential mortgage loans to GNMA, which packaged the loans into MBS for sale in the secondary market, compared to $105.9 million for the same period in 2021. Also, during the first six months of 2022, the Corporation sold approximately $78.4 million of performing residential mortgage loans to FNMA and FHLMC, compared to sales of $191.4 million during the first six months of 2021. The Corporation’s continuing involvement with the loans that it sells consists primarily of servicing the loans. In addition, the Corporation agrees to repurchase loans if it breaches any of the representations and warranties included in the sale agreement. These representations and warranties are consistent with the GSEs’ selling and servicing guidelines (i.e., ensuring that the mortgage was properly underwritten according to established guidelines).

For loans pooled into GNMA MBS, the Corporation, as servicer, holds an option to repurchase individual delinquent loans issued on or after January 1, 2003 when certain delinquency criteria are met. This option gives the Corporation the unilateral ability, but not the obligation, to repurchase the delinquent loans at par without prior authorization from GNMA. Since the Corporation is considered to have regained effective control over the loans, it is required to recognize the loans and a corresponding repurchase liability regardless of its intent to repurchase the loans. As of June 30, 2022 and December 31, 2021, rebooked GNMA delinquent loans that were included in the residential mortgage loan portfolio amounted to $10.8 million and $7.2 million, respectively.

During the first six months of 2022 and 2021, the Corporation repurchased, pursuant to the aforementioned repurchase option, $6.2 million and $0.3 million, respectively, of loans previously pooled into GNMA MBS. The principal balance of these loans is fully guaranteed, and the risk of loss related to the repurchased loans is generally limited to the difference between the delinquent interest payment advanced to GNMA, which is computed at the loan’s interest rate, and the interest payments reimbursed by FHA, which are computed at a pre-determined debenture rate. Repurchases of GNMA loans allow the Corporation, among other things, to maintain acceptable delinquency rates on outstanding GNMA pools and remain as a seller and servicer in good standing with GNMA.

Loan sales to FNMA and FHLMC are without recourse in relation to the future performance of the loans. The Corporation repurchased at par loans previously sold to FNMA and FHLMC in the amount of $0.2 million and $0.3 million during the first six months of 2022 and 2021, respectively. The Corporation’s risk of loss with respect to these loans is also minimal as these repurchased loans are generally performing loans with documentation deficiencies.

During the first six months of 2021, two criticized commercial loan participations totaling $24.0 million were sold.

In addition, during the first six months of 2022 and 2021, the Corporation purchased commercial and industrial loans participations in the Florida region totaling $76.4 million and $50.0 million, respectively.

Loan Portfolio Concentration

The Corporation’s primary lending area is Puerto Rico. The Corporation’s banking subsidiary, FirstBank, also lends in the USVI and BVI markets and in the United States (principally in the state of Florida). Of the total gross loans held for investment portfolio of $11.2 billion as of June 30, 2022, credit risk concentration was approximately 79% in Puerto Rico, 18% in the United States, and 3% in the USVI and BVI.

As of June 30, 2022, the Corporation had $171.4 million outstanding in loans extended to the Puerto Rico government, its municipalities and public corporations, compared to $178.4 million as of December 31, 2021. As of June 30, 2022, approximately $99.7 million consisted of loans extended to municipalities in Puerto Rico that are general obligations supported by assigned property tax revenues, and $31.3 million consisted of municipal special obligation bonds. The vast majority of revenues of the municipalities included in the Corporation’s loan portfolio are independent of budgetary subsidies provided by the Puerto Rico central government. These municipalities are required by law to levy special property taxes in such amounts as are required to satisfy the payment of all of their respective general obligation bonds and notes. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of June 30, 2022 included $11.7 million in loans granted to an affiliate of the Puerto Rico Electric Power Authority (“PREPA”) and $28.7 million in loans to an agency of the Puerto Rico central government.

In addition, as of June 30, 2022, the Corporation had $88.5 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, a governmental instrumentality that has been designated as a covered entity under PROMESA, compared to $92.8 million as of December 31, 2021. Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default.

The Corporation also has credit exposure to USVI government entities. As of June 30, 2022, the Corporation had $39.5 million in loans to USVI government public corporations, compared to $39.2 million as of December 31, 2021. As of June 30, 2022, all loans were currently performing and up to date on principal and interest payments.

Troubled Debt Restructurings

The Corporation provides homeownership preservation assistance to its customers through a loss mitigation program. Depending upon the nature of a borrower’s financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual C&I, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. As of June 30, 2022, the Corporation’s total TDR loans held for investment amounted to $394.5 million, of which $345.4 million were in accruing status. See Note 8 – Loans Held for Investment to the consolidated financial statements included in the 2021 Annual Report on Form 10-K, for information on when the Corporation classifies TDR loans as either accrual or nonaccrual loans. The total TDR loans held for investment consisted of $245.4 million of residential mortgage loans, $68.7 million of C&I loans, $65.4 million of commercial mortgage loans, $1.6 million of construction loans, and $13.4 million of consumer loans. As of June 30, 2022, the Corporation included as TDRs $1.9 million of residential mortgage loans that were participating in or had been offered a trial modification, which generally represents a six-month period during which the borrower makes monthly payments under the anticipated modified payment terms prior to a formal modification. TDR loans exclude restructured residential mortgage loans that are government-guaranteed (e.g., FHA/VA loans) totaling $55.1 million as of June 30, 2022, compared with $57.6 million as of December 31, 2021. As of June 30, 2022, the Corporation has committed to lend up to additional $10 thousand on TDR consumer loans.

The following tables present TDR loans completed during the quarters and six-month periods ended June 30, 2022 and 2021:

	Quarter Ended June 30, 2022
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$-	$621	$-	$-	$-	$830	$1,451
Construction loans	-	-	-	-	-	-	-
Commercial mortgage loans	-	245	5,178	-	-	467	5,890
C&I loans	400	-	-	825	-	1,078	2,303
Consumer loans:
Auto loans	667	30	33	-	-	-	730
Finance leases	-	123	-	-	-	-	123
Personal loans	99	-	8	-	-	-	107
Credit cards	-	-	206	-	-	-	206
Other consumer loans	50	26	-	9	-	-	85
Total TDRs	$1,216	$1,045	$5,425	$834	$-	$2,375	$10,895

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

	Six-Month Period Ended June 30, 2022
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$215	$1,352	$190	$-	$-	$2,687	$4,444
Construction loans	-	-	-	-	-	-	-
Commercial mortgage loans	-	245	5,178	-	-	467	5,890
C&I loans	400	-	-	825	-	1,083	2,308
Consumer loans:
Auto loans	667	30	33	-	-	993	1,723
Finance leases	-	123	-	-	-	264	387
Personal loans	99	-	8	-	-	78	185
Credit cards	-	-	395	-	-	-	395
Other consumer loans	83	132	-	18	-	-	233
Total TDRs	$1,464	$1,882	$5,804	$843	$-	$5,572	$15,565

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

	Quarter Ended June 30, 2021
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$20	$-	$934	$-	$-	$577	$1,531
Construction loans	-	-	-	-	-	-	-
Commercial mortgage loans	-	-	90	-	-	442	532
C&I loans	-	300	-	-	-	171	471
Consumer loans:
Auto loans	24	-	27	-	-	575	626
Finance leases	-	49	-	-	-	124	173
Personal loans	-	15	31	-	-	161	207
Credit cards	-	-	530	-	-	-	530
Other consumer loans	12	12	-	25	-	-	49
Total TDRs	$56	$376	$1,612	$25	$-	$2,050	$4,119

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

	Six-Month Period Ended June 30, 2021
	Interest rate below market	Maturity or term extension	Combination of reduction in interest rate and extension of maturity	Forgiveness of principal and/or interest	Forbearance Agreement	Other (1)	Total
(In thousands)
TDRs:
Conventional residential mortgage loans	$20	$-	$1,513	$-	$-	$1,264	$2,797
Construction loans	-	-	-	-	-	-	-
Commercial mortgage loans	-	-	255	-	-	442	697
C&I loans	-	300	-	-	-	171	471
Consumer loans:
Auto loans	24	-	27	-	-	1,390	1,441
Finance leases	-	49	-	-	-	312	361
Personal loans	-	15	31	-	-	187	233
Credit cards	-	-	964	-	-	-	964
Other consumer loans	28	40	-	46	-	60	174
Total TDRs	$72	$404	$2,790	$46	$-	$3,826	$7,138

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

	Quarter Ended June 30, 2022			Quarter Ended June 30, 2021
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	14	$1,452	$1,451	14	$1,531	$1,531
Construction loans	-	-	-	-	-	-
Commercial mortgage loans	3	5,897	5,890	2	493	532
C&I loans	11	2,531	2,303	2	594	471
Consumer loans:
Auto loans	37	727	730	34	622	626
Finance leases	8	123	123	10	171	173
Personal loans	7	107	107	17	201	207
Credit Cards	45	206	206	98	530	530
Other consumer loans	21	82	85	11	49	49
Total TDRs	146	$11,125	$10,895	188	$4,191	$4,119

	Six-Month Period Ended June 30, 2022			Six-Month Period Ended June 30, 2021
	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost	Number of contracts	Pre-modification Amortized Cost	Post-modification Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans	37	$4,448	$4,444	25	$2,898	$2,797
Construction loans	-	-	-	-	-	-
Commercial mortgage loans	3	5,897	5,890	4	658	697
C&I loans	12	2,536	2,308	2	594	471
Consumer loans:
Auto loans	88	1,722	1,723	79	1,440	1,441
Finance leases	21	387	387	23	360	361
Personal loans	12	185	185	23	227	233
Credit Cards	89	395	395	163	964	964
Other consumer loans	48	228	233	41	174	174
Total TDRs	310	$15,798	$15,565	360	$7,315	$7,138

Loan modifications considered TDR loans that defaulted (failure by the borrower to make payments of either principal, interest, or both for a period of 90 days or more) during the quarters and six-month periods ended June 30, 2022 and 2021, and had become TDR loans during the 12-months preceding the default date, were as follows:

	Quarter Ended June 30, 2022		Quarter Ended June 30, 2021
	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	1	$95	-	$-
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	-	-
Consumer loans:
Auto loans	20	376	17	174
Finance leases	-	-	-	-
Personal loans	-	-	-	-
Credit cards	14	62	11	86
Other consumer loans	2	6	2	3
Total	37	$539	30	$263

	Six-Month Period Ended June 30, 2022		Six-Month Period Ended June 30, 2021
	Number of contracts	Amortized Cost	Number of contracts	Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans	4	$484	2	$178
Construction loans	-	-	-	-
Commercial mortgage loans	-	-	-	-
C&I loans	-	-	-	-
Consumer loans:
Auto loans	44	898	46	731
Finance leases	1	16	-	-
Personal loans	-	-	-	-
Credit cards	25	141	12	93
Other consumer loans	4	17	9	36
Total	78	$1,556	69	$1,038

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following table presents the activity in the ACL for loans and finance leases by portfolio segment for the indicated periods:

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage	Commercial & Industrial Loans	Consumer Loans	Total

Quarter Ended June 30, 2022
(In thousands)
ACL:
Beginning balance	$68,820	$1,842	$30,138	$36,784	$107,863	$245,447
Provision for credit losses - (benefit) expense	(2,797)	151	1,265	(1,102)	15,148	12,665
Charge-offs	(2,079)	(16)	(2)	(68)	(10,427)	(12,592)
Recoveries	1,287	43	1,218	589	3,495	6,632
Ending balance	$65,231	$2,020	$32,619	$36,203	$116,079	$252,152

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage	Commercial & Industrial Loans	Consumer Loans	Total

Six-Month Period Ended June 30, 2022
(In thousands)
ACL:
Beginning balance	$74,837	$4,048	$52,771	$34,284	$103,090	$269,030
Provision for credit losses - (benefit) expense	(7,668)	(2,063)	(21,375)	653	26,129	(4,324)
Charge-offs	(4,607)	(60)	(39)	(358)	(20,243)	(25,307)
Recoveries	2,669	95	1,262	1,624	7,103	12,753
Ending balance	$65,231	$2,020	$32,619	$36,203	$116,079	$252,152

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Consumer Loans	Total

Quarter Ended June 30, 2021
(In thousands)
ACL:
Beginning balance	$114,044	$4,915	$99,782	$32,087	$108,108	$358,936
Provision for credit losses - expense (benefit)	825	(196)	(27,299)	(426)	794	(26,302)
Charge-offs	(2,927)	-	(81)	(60)	(14,798)	(17,866)
Recoveries	940	38	50	5,869	3,293	10,190
Ending balance	$112,882	$4,757	$72,452	$37,470	$97,397	$324,958

	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial & Industrial Loans	Consumer Loans	Total

Six-Month Period Ended June 30, 2021
(In thousands)
ACL:
Beginning balance	$120,311	$5,380	$109,342	$37,944	$112,910	$385,887
Provision for credit losses - (benefit) expense	(3,350)	(652)	(36,119)	(5,738)	5,114	(40,745)
Charge-offs	(5,752)	(45)	(875)	(869)	(26,559)	(34,100)
Recoveries	1,673	74	104	6,133	5,932	13,916
Ending balance	$112,882	$4,757	$72,452	$37,470	$97,397	$324,958

The Corporation estimates the ACL following the methodologies described in Note 1 – Nature of Business and Summary of Significant Accounting Policies, in the audited consolidated financial statements included in the 2021 Annual Report on Form 10-K, for each portfolio segment. During the first half of 2022, the Corporation applied probability weights to the baseline and alternative downside economic scenarios to estimate the ACL with the baseline scenario carrying the highest weight. In weighting these macroeconomic scenarios, the Corporation applied judgment based on a variety of factors such as economic uncertainties including a prolonged conflict in Ukraine, adverse conditions created by disruptions in the supply chain and the overall inflationary environment. For periods prior to 2022, the Corporation calculated the ACL using the baseline scenario.

As of June 30, 2022, the ACL for loans and finance leases was $252.1 million, down $16.9 million from December 31, 2021. The ACL reduction for commercial and construction loans was $20.3 million during the first six months of 2022, primarily reflecting reductions in qualitative reserves associated with a positive long-term outlook of forecasted macroeconomic variables, primarily in the commercial real estate price index, as a result of a reduced impact of the Omicron variant. In addition, there was an ACL reduction of $9.6 million for residential mortgage loans, partially offset by a $13.0 million increase in the ACL for consumer loans. The net reduction for residential mortgage loans was primarily driven by the overall decrease in the size of this portfolio. The ACL increase for consumer loans consisted of charges to the provision of $26.1 million recorded in the first six months of 2022 to account for the increase in the size of the portfolio of auto loans and finance leases and, to a lower extent, an increase in cumulative historical charge-off levels mostly related to the personal and credit card loan portfolio, partially offset by net charge-offs of $13.1 million. For those loans where the ACL was determined based on a discounted cash flow model, the change in the ACL due to the passage of time is recorded as part of the provision for credit losses.

Total net charge-offs decreased by $1.7 million to $6.0 million, when compared to the second quarter of 2021. The variance consisted of a $4.6 million decrease in net charge-offs of consumer and finance leases, primarily reflected in the auto and personal loan portfolios, and a $1.2 million decrease in net charge-offs of residential mortgage loans, partially offset by lower net recoveries in the commercial and construction loans portfolio by $4.1 million. Total net charge-offs decreased by $7.6 million to $12.6 million, when compared to the six-month period ended June 30, 2021. The variance consisted of a $7.5 million decrease in net charge-offs of consumer and finance leases, primarily reflected in the auto and personal loan portfolios, and a $2.1 million decrease in net charge-offs of residential mortgage loans, partially offset by lower net recoveries in the commercial and construction loans portfolio by $2.0 million.

The tables below present the ACL related to loans and finance leases and the carrying value of loans by portfolio segment as of June 30, 2022 and December 31, 2021:
	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial and Industrial Loans (1)	Consumer Loans	Total
As of June 30, 2022

(Dollars in thousands)
Total loans held for investment:
Amortized cost of loans	$2,851,685	$115,310	$2,270,113	$2,862,917	$3,106,849	$11,206,874
Allowance for credit losses	65,231	2,020	32,619	36,203	116,079	252,152
Allowance for credit losses to
amortized cost	2.29%	1.75%	1.44%	1.26%	3.74%	2.25%

As of December 31, 2021	Residential Mortgage Loans	Construction Loans	Commercial Mortgage Loans	Commercial and Industrial Loans (1)	Consumer Loans	Total

(Dollars in thousands)
Total loans held for investment:
Amortized cost of loans	$2,978,895	$138,999	$2,167,469	$2,887,251	$2,888,044	11,060,658
Allowance for credit losses	74,837	4,048	52,771	34,284	103,090	269,030
Allowance for credit losses to
amortized cost	2.51%	2.91%	2.43%	1.19%	3.57%	2.43%

(1)	As of June 30, 2022 and December 31, 2021, includes $49.4 million and $145.0 million of SBA PPP loans, respectively, which require no ACL as these loans are 100% guaranteed by the SBA.

In addition, the Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, such as unfunded loan commitments and standby letters of credit for commercial and construction loans, unless the obligation is unconditionally cancellable by the Corporation. The Corporation estimates the ACL for these off-balance sheet exposures following the methodology described in Note 1 – Nature of Business and Summary of Significant Accounting Policies, in the audited consolidated financial statements, which are included in the 2021 Annual Report on Form 10-K. As of June 30, 2022, the ACL for off-balance sheet credit exposures was $2.2 million, up $0.7 million from $1.5 million as of December 31, 2021.

The following table presents the activity in the ACL for unfunded loan commitments and standby letters of credit for the quarters and six-month periods ended June 30, 2022 and 2021:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In thousands)
Beginning Balance	$1,359	$4,399	$1,537	$5,105
Provision for credit losses - expense (benefit)	812	(1,669)	634	(2,375)
Ending balance	$2,171	$2,730	$2,171	$2,730

NOTE 5 – OTHER REAL ESTATE OWNED

The following table presents the OREO inventory as of the indicated dates:

	June 30,	December 31,
	2022	2021
(In thousands)
OREO
OREO balances, carrying value:
Residential (1)	$31,780	$29,533
Commercial	7,269	7,331
Construction	2,657	3,984
Total	$41,706	$40,848

(1)

Excludes $25.7 million and $22.2 million as of June 30, 2022 and December 31, 2021, respectively, of foreclosures that meet the conditions of ASC Subtopic 310-40 "Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure," and are presented as a receivable as part of other assets in the consolidated statements of financial condition.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

Goodwill as of each of June 30, 2022 and December 31, 2021 amounted to $38.6 million. The Corporation’s policy is to assess goodwill and other intangibles for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe that the values of goodwill or other intangibles may be impaired. During the fourth quarter of 2021, as part of its annual evaluation, the Corporation performed a qualitative assessment to determine if a goodwill impairment test was necessary. This assessment involved identifying the inputs and assumptions that most affect fair value, including evaluating significant and relevant events impacting each reporting entity, and evaluating such factors to determine if a positive assertion can be made that it is more likely than not that the fair value of each reporting unit is greater than its carrying amount. As of December 31, 2021, the Corporation concluded that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying value. The Corporation determined that there have been no significant events since the last annual assessment that could indicate potential goodwill impairment on reporting units for which the goodwill is allocated. As a result, no impairment charges for goodwill were recorded during the first six months of 2022.

There were no changes in the carrying amount of goodwill during the quarter and six-month period ended June 30, 2022. The changes in the carrying amount of goodwill attributable to operating segments during 2020 and the six-month period ended June 30, 2021 are reflected in the following table:

	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	United States Operations	Total
(In thousands)
Goodwill, January 1, 2020	$-	$1,406	$-	$26,692	$28,098
Merger and acquisitions (1)	574	794	4,935	-	6,303
Measurement period adjustment (1)	385	533	3,313	-	4,231
Goodwill, December 31, 2020	$959	$2,733	$8,248	$26,692	$38,632
Measurement period adjustment (2)	53	74	(148)	-	(21)
Goodwill, June 30, 2021	$1,012	$2,807	$8,100	$26,692	$38,611

(1) Recognized in connection with the BSPR acquisition on September 1, 2020. Refer to Note 2 - Business Combination included in the 2021 Annual Report on Form 10-K for additional information.
(2) Relates to the fair value estimate update performed within one year of the closing of the BSPR acquisition, in accordance with ASC Topic 805, "Business Combinations"("ASC 805").

The following table shows the gross amount and accumulated amortization of the Corporation’s intangible assets subject to amortization as of the indicated dates:

	As of	As of
	June 30,	December 31,
	2022	2021
(Dollars in thousands)
Core deposit intangible:
Gross amount	$87,544	$87,544
Accumulated amortization	(62,808)	(58,973)
Net carrying amount	$24,736	$28,571
Remaining amortization period (in years)	7.5	8.0

Purchased credit card relationship intangible:
Gross amount	$3,800	$3,800
Accumulated amortization	(3,201)	(2,602)
Net carrying amount	$599	$1,198
Remaining amortization period (in years)	1.2	1.7

Insurance customer relationship intangible:
Gross amount	$1,067	$1,067
Accumulated amortization	(978)	(902)
Net carrying amount	$89	$165
Remaining amortization period (in years)	0.6	1.1

During the quarter and six-month period ended June 30, 2022, the Corporation recognized $2.2 million and $4.5 million, respectively, in amortization expense on its other intangibles subject to amortization, compared to $2.8 million and $5.8 million for the same periods in 2021, respectively.

The Corporation amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. As mentioned above, the Corporation analyzes core deposit intangibles and customer relationship intangibles annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may suggest impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles or customer relationship intangibles as of June 30, 2022.

The estimated aggregate annual amortization expense related to the intangible assets subject to amortization for future periods was as follows as of June 30, 2022:

Amount
(In thousands)
2022	$4,305
2023	7,736
2024	6,416
2025	3,509
2026	872
2027 and after	2,586

NOTE 7 – NON CONSOLIDATED VARIABLE INTEREST ENTITIES (“VIE”) AND SERVICING ASSETS

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

Below is a summary of transactions with VIEs for which the Corporation has retained some level of continuing involvement:

Trust-Preferred Securities

In April 2004, FBP Statutory Trust I, a financing trust that is wholly owned by the Corporation, sold to institutional investors $100 million of its variable-rate trust-preferred securities (“TRuPs”). FBP Statutory Trust I used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.1 million of FBP Statutory Trust I variable-rate common securities, to purchase $103.1 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. In September 2004, FBP Statutory Trust II, a financing trust that is wholly owned by the Corporation, sold to institutional investors $125 million of its variable-rate TRuPs. FBP Statutory Trust II used the proceeds of the issuance, together with the proceeds of the purchase by the Corporation of $3.9 million of FBP Statutory Trust II variable-rate common securities, to purchase $128.9 million aggregate principal amount of the Corporation’s Junior Subordinated Deferrable Debentures. The debentures, net of related issuance costs, are presented in the Corporation’s consolidated statements of financial condition as other borrowings. The variable-rate TRuPs are fully and unconditionally guaranteed by the Corporation. The Junior Subordinated Deferrable Debentures mature on June 17, 2034 and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable-rate TRuPs). As of each of June 30, 2022 and December 31, 2021, these Junior Subordinated Deferrable Debentures amounted to $183.8 million.

The Collins Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act eliminated certain TRuPs from Tier 1 Capital; however, these instruments may remain in Tier 2 capital until the instruments are redeemed or mature. Under the indentures, the Corporation has the right, from time to time, and without causing an event of default, to defer payments of interest on the Junior Subordinated Deferrable Debentures by extending the interest payment period at any time and from time to time during the term of the subordinated debentures for up to twenty consecutive quarterly periods. As of June 30, 2022, the Corporation was current on all interest payments due on its subordinated debt.

Private Label MBS

During 2004 and 2005, an unaffiliated party, referred to in this subsection as the seller, established a series of statutory trusts to effect the securitization of mortgage loans and the sale of trust certificates (“private label MBS”). The seller initially provided the servicing for a fee, which is senior to the obligations to pay private label MBS holders. The seller then entered into a sales agreement through which it sold and issued the private label MBS in favor of the Corporation’s banking subsidiary, FirstBank. Currently, the Bank is the sole owner of the private label MBS; the servicing of the underlying residential mortgages that generate the principal and interest cash flows is performed by another third party, which receives a servicing fee. These private label MBS are variable-rate securities indexed to 3-month LIBOR plus a spread. The principal payments from the underlying loans are remitted to a paying agent (servicer), who then remits interest to the Bank. Interest income is shared to a certain extent with the FDIC, which has an interest only strip (“IO”) tied to the cash flows of the underlying loans and is entitled to receive the excess of the interest income less a servicing fee over the variable rate income that the Bank earns on the securities. This IO is limited to the weighted-average coupon on the mortgage loans. The FDIC became the owner of the IO upon its intervention of the seller, a failed financial institution. No recourse agreement exists, and the Bank, as the sole holder of the securities, absorbs all risks from losses on non-accruing loans and repossessed collateral. As of June 30, 2022, the amortized cost and fair value of these private label MBS amounted to $9.2 million and $6.4 million, respectively, with a weighted average yield of 4.42%, which is included as part of the Corporation’s available-for-sale debt securities portfolio. As described in Note 2 – Debt Securities, above, the ACL on these private label MBS amounted to $0.3 million as of June 30, 2022.

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

Servicing Assets (MSRs)

The Corporation typically transfers first lien residential mortgage loans in conjunction with GNMA securitization transactions in which the loans are exchanged for cash or securities that are readily redeemed for cash proceeds and servicing rights. The securities issued through these transactions are guaranteed by GNMA and, under seller/servicer agreements, the Corporation is required to service the loans in accordance with the issuers’ servicing guidelines and standards. As of June 30, 2022, the Corporation serviced loans securitized through GNMA with a principal balance of $2.1 billion. Also, certain conventional conforming loans are sold to FNMA or FHLMC with servicing retained. The Corporation recognizes as separate assets the rights to service loans for others, whether those servicing assets are originated or purchased. MSRs are included as part of other assets in the consolidated statements of financial condition.

The changes in MSRs are shown below for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021

Balance at beginning of period	$30,753	$32,710	$30,986	$33,071
Capitalization of servicing assets	828	1,550	1,958	2,900
Amortization	(1,273)	(1,920)	(2,603)	(3,557)
Temporary impairment recoveries, net	9	30	64	37
Other (1)	(40)	(35)	(128)	(116)
Balance at end of period	$30,277	$32,335	$30,277	$32,335

(1)	Represents adjustments related to the repurchase of loans serviced for others.

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

Changes in the impairment allowance were as follows for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In thousands)
Balance at beginning of period	$23	$195	$78	$202
Recoveries	(9)	(30)	(64)	(37)
Balance at end of period	$14	$165	$14	$165

The components of net servicing income, included as part of mortgage banking activities in the consolidated statements of income, are shown below for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2022	2021	2022	2021

(In thousands)
Servicing fees	$2,821	$3,018	$5,640	$5,933
Late charges and prepayment penalties	219	217	413	456
Adjustment for loans repurchased	(40)	(35)	(128)	(116)
Servicing income, gross	3,000	3,200	5,925	6,273
Amortization and impairment of servicing assets	(1,264)	(1,890)	(2,539)	(3,520)
Servicing income, net	$1,736	$1,310	$3,386	$2,753

The Corporation’s MSRs are subject to prepayment and interest rate risks. Key economic assumptions used in determining the fair value at the time of sale of the related mortgages for the indicated periods ranged as follows:

	Weighted
	Average	Maximum	Minimum
Six-Month Period Ended June 30, 2022:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.7%	18.3%	4.8%
Conventional conforming mortgage loans	6.6%	18.4%	3.4%
Conventional non-conforming mortgage loans	6.3%	21.9%	4.5%
Discount rate:
Government-guaranteed mortgage loans	11.9%	12.0%	11.5%
Conventional conforming mortgage loans	9.9%	10.0%	9.5%
Conventional non-conforming mortgage loans	12.4%	14.5%	11.5%

Six-Month Period Ended June 30, 2021:
Constant prepayment rate:
Government-guaranteed mortgage loans	6.1%	14.0%	3.7%
Conventional conforming mortgage loans	6.2%	17.4%	2.8%
Conventional non-conforming mortgage loans	-%	-%	-%
Discount rate:
Government-guaranteed mortgage loans	12.0%	12.0%	12.0%
Conventional conforming mortgage loans	10.0%	10.0%	10.0%
Conventional non-conforming mortgage loans	-%	-%	-%

The weighted averages of the key economic assumptions that the Corporation used in its valuation model and the sensitivity of the current fair value to immediate 10% and 20% adverse changes in those assumptions for mortgage loans as of June 30, 2022 and December 31, 2021 were as follows:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Carrying amount of servicing assets	$30,277	$30,986
Fair value	$44,337	$42,132
Weighted-average expected life (in years)	7.94	7.96

Constant prepayment rate (weighted-average annual rate)	6.48%	6.55%
Decrease in fair value due to 10% adverse change	$1,044	$1,027
Decrease in fair value due to 20% adverse change	$2,046	$2,011

Discount rate (weighted-average annual rate)	11.17%	11.17%
Decrease in fair value due to 10% adverse change	$1,962	$1,852
Decrease in fair value due to 20% adverse change	$3,770	$3,561

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

NOTE 8 – DEPOSITS

The following table summarizes deposit balances as of the indicated dates:

	June 30, 2022	December 31, 2021
(In thousands)
Type of account:
Non-interest-bearing deposit accounts	$6,286,922	$7,027,513
Interest-bearing saving accounts	4,515,416	4,729,387
Interest-bearing checking accounts	4,137,295	3,492,645
Certificates of deposit ("CDs")	2,126,376	2,434,932
Brokered CDs	74,119	100,417
Total	$17,140,128	$17,784,894

The following table presents the contractual maturities of CDs, including brokered CDs, as of June 30, 2022:

Total
(In thousands)
Three months or less	$572,584
Over three months to six months	381,963
Over six months to one year	584,351
Over one year to two years	357,337
Over two years to three years	160,362
Over three years to four years	59,798
Over four years to five years	77,232
Over five years	6,868
Total	$2,200,495

The following were the components of interest expense on deposits for the indicated periods:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021
(In thousands)
Interest expense on deposits	$7,757	$11,117	$15,574	$23,842
Accretion of premiums from acquisitions	(92)	(390)	(292)	(846)
Amortization of broker placement fees	29	55	64	128
Total interest expense on deposits	$7,694	$10,782	$15,346	$23,124

Total U.S. time deposits with balances of more than $250,000 amounted to $852.0 million and $990.2 million as of June 30, 2022 and December 31, 2021, respectively. This amount does not include brokered CDs that are generally participated out by brokers in shares of less than the FDIC insurance limit. As of June 30, 2022 and December 31, 2021 unamortized broker placement fees amounted to $0.1 million and $0.2 million, respectively, which are amortized over the contractual maturity of the brokered CDs under the interest method.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) as of the indicated dates consisted of the following:

	June 30, 2022	December 31, 2021
(In thousands)
Long-term fixed-rate repurchase agreements (1)	$200,000	$300,000

(1)	Weighted-average interest rate of 3.90% and 3.35% as of June 30, 2022 and December 31, 2021, respectively.

The repurchase agreements mature as follows as of the indicated date:

June 30, 2022
(In thousands)
Over one year to three years	$200,000

As of June 30, 2022 and December 31, 2021, the securities underlying such agreements were delivered to the dealers with which the repurchase agreements were transacted. In accordance with the master agreements, in the event of default, repurchase agreements have a right of set-off against the other party for amounts owed under the related agreement and any other amount or obligation owed with respect to any other agreement or transaction between them. As of June 30, 2022 and December 31, 2021, repurchase agreements were overcollateralized.

The repurchase agreements as of June 30, 2022, grouped by counterparty, were as follows:

		Weighted-Average
Counterparty	Amount	Maturity (In months)
(Dollars in thousands)
Credit Suisse First Boston	$200,000	31

NOTE 10 – ADVANCES FROM THE FEDERAL HOME LOAN BANK

The following is a summary of the advances from the FHLB as of the indicated dates:

	June 30,	December 31,
	2022	2021

(In thousands)
Long-term rate advances from FHLB (1)	$200,000	$200,000
(1)	Weighted-average interest rate of 2.16% as of each of June 30, 2022 and December 31, 2021.

Advances from FHLB mature as follows as of the indicated date:

June 30, 2022
(In thousands)
Over one to three months	$200,000

NOTE 11 – OTHER BORROWINGS

Other borrowings, as of the indicated dates, consisted of:

	June 30,	December 31,
	2022	2021
(In thousands)
Floating rate junior subordinated debentures (FBP Statutory Trust I) (1)	$65,205	$65,205
Floating rate junior subordinated debentures (FBP Statutory Trust II) (2)	118,557	118,557
	$183,762	$183,762

(1)	Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.75% over 3-month LIBOR (4.78% as of June 30, 2022 and 2.97% as of December 31, 2021).
(2)	Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of 2.50% over 3-month LIBOR (4.60% as of June 30, 2022 and 2.71% as of December 31, 2021).

NOTE 12 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters and six-month periods ended June 30, 2022 and 2021 are as follows:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In thousands, except per share information)
Net income	$74,695	$70,558	$157,295	$131,708
Less: Preferred stock dividends	-	(669)	-	(1,338)
Net income attributable to common stockholders	$74,695	$69,889	$157,295	$130,370
Weighted-Average Shares:
Average common shares outstanding	194,405	213,574	196,257	215,294
Average potential dilutive common shares	961	1,035	1,184	1,139
Average common shares outstanding - assuming dilution	195,366	214,609	197,441	216,433
Earnings per common share:
Basic	$0.38	$0.33	$0.80	$0.61
Diluted	$0.38	$0.33	$0.80	$0.60

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

NOTE 13 – STOCK-BASED COMPENSATION

On April 29, 2008, the Corporation’s stockholders approved the First Bancorp. 2008 Omnibus Incentive Plan (the “Omnibus Plan”). An amended and restated Omnibus Plan was subsequently approved by the Corporation’s stockholders on May 24, 2016 to, among other things, increase the number of shares of common stock reserved for issuance under the Omnibus Plan, extend the term of the Omnibus Plan to May 24, 2026 and re-approve the material terms of the performance goals under the Omnibus Plan for purposes of the then-effective Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. The Omnibus Plan provides for equity-based and non equity-based compensation incentives (the “awards”). The Omnibus Plan authorizes the issuance of up to 14,169,807 shares of common stock, subject to adjustments for stock splits, reorganizations and other similar events. As of June 30, 2022, there were 3,851,176 authorized shares of common stock available for issuance under the Omnibus Plan. The Corporation’s Board of Directors, based on the recommendation of the Corporation’s Compensation and Benefits Committee, has the power and authority to determine those eligible to receive awards and to establish the terms and conditions of any awards, subject to various limits and vesting restrictions that apply to individual and aggregate awards.

Restricted Stock

Under the Omnibus Plan, the Corporation may grant restricted stock to plan participants, subject to forfeiture upon the occurrence of certain events until the dates specified in the participant’s award agreement. While the restricted stock is subject to forfeiture and does not contain non-forfeitable dividend rights, participants may exercise full voting rights with respect to the shares of restricted stock granted to them. The fair value of the shares of restricted stock granted was based on the market price of the Corporation’s outstanding common stock on the date of the respective grant. The shares of restricted stocks granted to employees are subject to the following vesting period: fifty percent (50%) of those shares vest on the two-year anniversary of the grant date and the remaining 50% vest on the three-year anniversary of the grant date. The shares of restricted stocks granted to directors are generally subject to vesting on the one-year anniversary of the grant date. Common shares issued during the first six months of 2022 in connection with restricted stock awards were reissued from treasury shares.

The following table summarizes the restricted stock activity in the first six months of 2022 and 2021 under the Omnibus Plan:

	Six-Month Period Ended		Six-Month Period Ended
	June 30, 2022		June 30, 2021
	Number of shares	Weighted-Average	Number of shares	Weighted-Average
	of restricted	Grant Date	of restricted	Grant Date
	stock	Fair Value	stock	Fair Value
Unvested shares outstanding at beginning of period	1,148,775	$6.61	1,320,723	$5.74
Granted (1)	301,440	13.15	293,621	11.26
Forfeited	(10,364)	8.82	(10,460)	6.10
Vested	(487,198)	5.72	(363,257)	7.98
Unvested shares outstanding at end of period	952,653	$9.11	1,240,627	$6.39

(1)

Includes for the six-month period ended June 30, 2022, 3,048 shares of restricted stock awarded to an independent director and 298,392 shares of restricted stock awarded to employees, of which 6,084 shares were granted to retirement-eligible employees and thus charged to earnings as of the grant date. Includes for the six-month period ended June 30, 2021, 3,552 shares of restricted stock awarded to an independent director and 290,069 shares of restricted stock awarded to employees, of which 19,271 shares were granted to retirement-eligible employees and thus charged to earnings as of the grant date.

For the quarter and six-month period ended June 30, 2022, the Corporation recognized $0.9 million and $1.8 million, respectively, of stock-based compensation expense related to restricted stock awards, compared to $0.8 million and $1.8 million for the same periods in 2021, respectively. As of June 30, 2022, there was $5.2 million of total unrecognized compensation cost related to unvested shares of restricted stock. The weighted average period over which the Corporation expects to recognize such cost was 1.8 years as of June 30, 2022.

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

Performance Units

Under the Omnibus Plan, the Corporation may award performance units to Omnibus Plan participants, with each unit representing the value of one share of the Corporation’s common stock. These awards, which are granted to executives, do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock. The performance units will vest on the third anniversary of the effective date of the awards, subject to the achievement of a pre-established tangible book value per share target. All the performance units will vest if performance is at the pre-established performance target level or above. However, the participants may vest with respect to 50% of the awards to the extent that performance is below the target but not less than 80% of the pre-established performance target level (the “80% minimum threshold”), which is measured based upon the growth in the tangible book value during the performance cycle. If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold. The performance units granted in the first half of 2022 are for the performance period beginning January 1, 2022 and ending on December 31, 2024.

The following table summarizes the performance units activity under the Omnibus Plan in the first six months of 2022 and 2021:

	Six-Month Period Ended	Six-Month Period Ended
(Number of units)	June 30, 2022	June 30, 2021
Performance units at beginning of year	814,899	1,006,768
Additions	166,669	160,485
Vested (1)	(189,645)	(304,408)
Performance units at end of period	791,923	862,845

(1)

Units vested during the six-month period ended June 30, 2022 are related to performance units granted in 2019 that met the pre-established target and were settled with shares of common stock reissued from treasury shares. Units vested during the six-month period ended June 30, 2021 are related to performance units granted in 2018 that met the pre-established target and were settled with new shares of common stock.

The fair values of the performance units awarded were based on the market price of the Corporation’s outstanding common stock on the respective date of the grant. For the quarter and six-month period ended June 30, 2022, the Corporation recognized $0.5 million and $0.8 million, respectively, of stock-based compensation expense related to performance units, compared to $0.5 million and $1.0 million for the same periods in 2021, respectively. As of June 30, 2022, there was $3.5 million of total unrecognized compensation cost related to unvested performance units that the Corporation expects to recognize over the next three years. The total amount of compensation expense recognized reflects management’s assessment of the probability that the pre-established performance goal will be achieved. The Corporation will recognize a cumulative adjustment to compensation expense in the then-current period to reflect any changes in the probability of achievement of the performance goals.

Shares withheld

During the first six months of 2022, the Corporation withheld 201,930 shares (first six months of 2021 – 210,572 shares) of the restricted stock and performance units that vested during such period to cover the officers’ payroll and income tax withholding liabilities; these shares are held as treasury shares. The Corporation paid in cash any fractional share of salary stock to which an officer was entitled. In the consolidated financial statements, the Corporation presents shares withheld for tax purposes as common stock repurchases.

NOTE 14 – STOCKHOLDERS’ EQUITY

Stock Repurchase Programs

On April 27, 2022, the Corporation announced that its Board of Directors approved a stock repurchase program, under which the Corporation may repurchase up to $350 million of its outstanding common stock, expected to be executed through the next four quarters, which commenced in the second quarter of 2022. Repurchases under the program may be executed through open market purchases, accelerated share repurchases and/or privately negotiated transactions or plans, including plans complying with Rule 10b5-1 under the Exchange Act. The Corporation’s common stock repurchase program is subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions. The repurchase program may be modified, extended, suspended, or terminated at any time at the Corporation’s discretion. The program does not obligate the Corporation to acquire any specific number of shares. During the second quarter of 2022, the Corporation repurchased 7,069,263 shares of common stock through open market transactions at an average purchase price of $14.15 per share for a total price of approximately $100 million, under this stock repurchase program. The shares received are held as treasury stock. As of June 30, 2022, the Corporation has remaining authorization to repurchase approximately $250 million of common stock.

Common Stock

The following table shows the change in shares of common stock outstanding in the first six months of 2022:

Total Number of Shares
Common stock outstanding, beginning balance	201,826,505
Common stock repurchased (1)	(10,680,890)
Common stock reissued from treasury stock	491,085
Restricted stock forfeited	(10,364)
Common stock outstanding, ending balance	191,626,336

(1)

Consisted of 7,069,263 shares of common stock repurchased in the open market at an average price of $14.15 per share for a total purchase price of approximately $100 million under the $350 million stock repurchase program announced in April 2022; 3,409,697 shares of common stock repurchased in the open market at an average price of $14.66 for a total purchase price of approximately $50 million under the prior $300 million stock repurchase program which was completed during the first quarter of 2022 and; 201,930 shares of common stock surrendered to cover officers' payroll and income taxes.

For the quarter and six-month period ended June 30, 2022, total cash dividends declared on shares of common stock amounted to $23.4 million and $43.3 million, respectively, compared to $15.0 million and $30.3 million for the same periods in 2021. On July 21, 2022 the Corporation’s Board of Directors declared a quarterly cash dividend of $0.12 per common share payable on September 9, 2022 to shareholders of record at the close of business on August 25, 2022. The Corporation intends to continue to pay quarterly dividends on common stock. However, the Corporation’s common stock dividends, including the declaration, timing, and amount, remain subject to consideration and approval by the Corporation’s Board Directors at the relevant times.

Preferred Stock

The Corporation has 50,000,000 authorized shares of preferred stock with a par value of $1.00, redeemable at the Corporation’s option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series.

On November 30, 2021, the Corporation redeemed all of its 1,444,146 outstanding shares of Series A through Series E Preferred Stock for its liquidation value of $25 per share of $36.1 million. The difference between the liquidation value and net carrying value was $1.2 million, which was recorded as a reduction to retained earnings in 2021. The redeemed preferred stock shares were not listed on any securities exchange or automated quotation system. No shares of preferred stock have been subsequently issued or were outstanding as of June 30, 2022. For the quarter and six-month period ended June 30, 2021, total cash dividends declared on shares of preferred stock amounted to $0.7 million and $1.3 million, respectively.

Treasury stock

During the first six months of 2022 and 2021, the Corporation withheld and recognized in treasury stock an aggregate of 201,930 shares and 210,572 shares, respectively, of the restricted stock and performance units that vested during those periods, for income tax withholding purposes. Also held as treasury stock are the 10,478,960 shares of common stock repurchased during the first six months of 2022 as part of the stock repurchase programs described above. As of June 30, 2022 and December 31, 2021, the Corporation had 32,036,780 and 21,836,611 shares held as treasury stock, respectively.

FirstBank Statutory Reserve (Legal Surplus)

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If the legal surplus reserve is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $137.6 million as of each of June 30, 2022 and December 31, 2021. There were no transfers to the legal surplus reserve during the first six months of 2022.

NOTE 15 – OTHER COMPREHENSIVE (LOSS) INCOME

	Changes in Accumulated Other Comprehensive (Loss) Income by Component (1)
	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
(in thousands)
Unrealized net holding (losses) gains on available-for-sale debt securities
Beginning balance	$(419,224)	$(43,204)	$(87,390)	$55,725
Other comprehensive (loss) income	(175,923)	28,496	(507,757)	(70,433)
Ending balance	$(595,147)	$(14,708)	$(595,147)	$(14,708)

Adjustment of pension and postretirement benefit plans:
Beginning balance	$3,391	$(270)	$3,391	$(270)
Other comprehensive (loss) income	-	-	-	-
Ending balance	$3,391	$(270)	$3,391	$(270)
(1) All amounts presented are net of tax.

NOTE 16 – EMPLOYEE BENEFIT PLANS

The Corporation maintains two frozen qualified noncontributory defined benefit pension plans (the “Pension Plans”), and a related complementary post-retirement benefit plan (the “Postretirement Benefit Plan”) covering medical benefits and life insurance after retirement that it obtained in the BSPR acquisition on September 1, 2020. One defined benefit pension plan covers substantially all of BSPR’s former employees who were active before January 1, 2007, while the other defined benefit pension plan covers personnel of an institution previously acquired by BSPR. Benefits are based on salary and years of service. The accrual of benefits under the Pension Plans is frozen to all participants.

The Corporation requires recognition of a plan’s overfunded and underfunded status as an asset or liability with an offsetting adjustment to accumulated other comprehensive loss pursuant to ASC Topic 715, “Compensation-Retirement Benefits.”

The following table presents the components of net periodic benefit income for the Pension Plans and Postretirement Benefit Plan for the indicated periods:

		Quarter Ended June 30,		Six-Month Period Ended June 30,
	Location	2022	2021	2022	2021
(In thousands)
Net periodic benefit income:
Interest cost	Other expenses	$656	$620	$1,311	$1,240
Estimated return on plan assets	Other expenses	(1,040)	(1,131)	(2,079)	(2,262)
Net periodic benefit income		$(384)	$(511)	$(768)	$(1,022)

The Corporation does not expect to contribute to the Pension Plans during 2022.

NOTE 17 - INCOME TAXES

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

Under the Puerto Rico Internal Revenue Code of 2011, as amended (the “2011 PR Code”), the Corporation and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns and, thus, the Corporation is generally not entitled to utilize losses from one subsidiary to offset gains in another subsidiary. Accordingly, in order to obtain a tax benefit from a net operating loss (“NOL”), a particular subsidiary must be able to demonstrate sufficient taxable income within the applicable NOL carry-forward period. Pursuant to the 2011 PR Code, the carry-forward period for NOLs incurred during taxable years that commenced after December 31, 2004 and ended before January 1, 2013 is 12 years; for NOLs incurred during taxable years commencing after December 31, 2012, the carryover period is 10 years. The 2011 PR Code provides a dividend received deduction of 100% on dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations. On June 30, 2022, the Governor of Puerto Rico signed Act No. 52-2022 to introduce various technical amendments to the 2011 Puerto Rico Internal Revenue Code, as amended (“PR Code”). The Corporation has evaluated such provisions and determined that the impact of such amendments on the income tax provision and deferred tax assets as of June 30, 2022 were not significant.

The Corporation has maintained an effective tax rate lower than the maximum statutory rate of 37.5% mainly by investing in government obligations and MBS exempt from U.S. and Puerto Rico income taxes and by doing business through an international banking entity (“an IBE”) unit of the Bank, and through the Bank’s subsidiary, FirstBank Overseas Corporation, whose interest income and gains on sales are exempt from Puerto Rico income taxation. The IBE unit and FirstBank Overseas Corporation were created under the International Banking Entity Act of Puerto Rico, which provides for total Puerto Rico tax exemption on net income derived by IBEs operating in Puerto Rico on the specific activities identified in the IBE Act. An IBE that operates as a unit of a bank pays income taxes at the corporate standard rates to the extent that the IBE’s net income exceeds 20% of the bank’s total net taxable income.

For the second quarter of 2022, the Corporation recorded an income tax expense of $34.1 million compared to $40.1 million in the second quarter of 2021. The variance was primarily related to a lower estimated effective tax rate as a result of a higher proportion of exempt to taxable income when compared to the same period in 2021. For the first six months of 2022, the Corporation recorded an income tax expense of $77.1 million compared to $68.1 million for the same period in 2021. The increase in income tax expense for the first six months of 2022, as compared to the same period a year ago, was related to higher pre-tax income, partially offset by a lower estimated effective tax rate as a result of a higher proportion of exempt to taxable income.

For the quarter and six-month period ended June 30, 2022, the Corporation calculated the provision for income taxes by applying the estimated annual effective tax rate for the full fiscal year to ordinary income or loss. In the computation of the consolidated worldwide annual estimated effective tax rate, ASC Topic 740-270, “Income Taxes” (“ASC 740-270”), requires the exclusion of legal entities with pre-tax losses from which a tax benefit cannot be recognized. The Corporation’s estimated annual effective tax rate in the first six months of 2022, excluding entities from which a tax benefit cannot be recognized and discrete items, was 31.7%, compared to 33.2% for the first six months of 2021. The estimated annual effective tax rate, including all entities, for 2022 was 31.9% (32.3% excluding discrete items), compared to 33.6% for the first six months of 2021 (33.8% excluding discrete items).

The Corporation’s net deferred tax asset amounted to $167.0 million as of June 30, 2022, net of a valuation allowance of $166.4 million, and management concluded, based upon the assessment of all positive and negative evidence, that it was more likely than not that the Corporation will generate sufficient taxable income within the applicable NOL carry-forward periods to realize such amount. The net deferred tax asset of the Corporation’s banking subsidiary, FirstBank, amounted to $166.9 million as of June 30, 2022, net of a valuation allowance of $127.7 million, compared to a net deferred tax asset of $208.4 million, net of a valuation allowance of $69.7 million, as of December 31, 2021. The decrease in the deferred tax assets was mainly driven by the usage of NOLs as well as the credit losses reserve release. The increase in the valuation allowance during the first six months of 2022 was primarily related to the change in the market value of available-for-sale debt securities. The Corporation maintains a full valuation allowance for its deferred tax assets associated with capital losses carry forward, thus, the change in the market value of available-for-sale debt securities resulted in a change in the deferred tax asset and an equal change in the valuation allowance without having an effect on earnings.

In 2017, the Corporation completed a formal ownership change analysis within the meaning of Section 382 of the U.S. Internal Revenue Code (“Section 382”) covering a comprehensive period and concluded that an ownership change had occurred during such period. The Section 382 limitation has resulted in higher U.S. and USVI income tax liabilities than we would have incurred in the absence of such limitation. The Corporation has mitigated to an extent the adverse effects associated with the Section 382 limitation as any such tax paid in the U.S. or USVI can be creditable against Puerto Rico tax liabilities or taken as a deduction against taxable income. However, our ability to reduce our Puerto Rico tax liability through such a credit or deduction depends on our tax profile at each annual taxable period, which is dependent on various factors. For the second quarter and six-month period ended June 30, 2022, the Corporation incurred current income tax expense of approximately $2.5 million and $4.1 million, respectively, related to its U.S. operations, compared to $1.4 million and $2.5 million, respectively, for the comparable periods in 2021. The limitation did not impact the USVI operations in the second quarter and six-month periods ended June 30, 2022 and 2021.

The Corporation accounts for uncertain tax positions under the provisions of ASC Topic 740. The Corporation’s policy is to report interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2022, the Corporation had $0.3 million of accrued interest and penalties related to uncertain tax positions in the amount of $1.0 million that it acquired from BSPR, which, if recognized, would decrease the effective income tax rate in future periods. The amount of unrecognized tax benefits may increase or decrease in the future for various reasons, including adding amounts for current tax year positions, expiration of open income tax returns due to the statute of limitations, changes in management’s judgment about the level of uncertainty, the status of examinations, litigation, and legislative activity, and the addition or elimination of uncertain tax positions. The statute of limitations under the 2011 PR code is four years; the statute of limitations for U.S. and USVI income tax purposes is three years after a tax return is due or filed, whichever is later. The completion of an audit by the taxing authorities or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Corporation’s liability for income taxes. Any such adjustment could be material to the results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. For U.S. and USVI income tax purposes, all tax years subsequent to 2017 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2016 remain open to examination.

NOTE 18 – FAIR VALUE

Fair Value Measurement

ASC Topic 820, “Fair Value Measurement,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy for classifying assets and liabilities, which is based on whether the inputs to the valuation techniques used to measure fair value are observable or unobservable. One of three levels of inputs may be used to measure fair value:

Level 1	Valuations of Level 1 assets and liabilities are obtained from readily-available pricing sources for market transactions involving identical assets or liabilities in active markets.

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

See Note 30 - Fair Value included in the 2021 Annual Report on Form 10-K for information regarding valuation techniques and inputs used to measure financial instruments at fair value on a recurring basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022					As of December 31, 2021
	Fair Value Measurements Using					Fair Value Measurements Using
(In thousands)	Level 1	Level 2	Level 3	Total		Level 1	Level 2	Level 3	Total

Assets:
Debt securities available for sale:
U.S. Treasury securities	$141,347	$-	$-		$141,347	$148,486	$-	$-	$148,486
Noncallable U.S. agencies debt securities	-	258,663	-		258,663	-	285,028	-	285,028
Callable U.S. agencies debt securities	-	2,159,474	-		2,159,474	-	1,971,954	-	1,971,954
MBS	-	3,511,456	6,371	(1)	3,517,827	-	4,037,209	7,234	4,044,443
Puerto Rico government obligations	-	-	2,809		2,809	-	-	2,850	2,850
Other investments	-	-	1,000		1,000	-	-	1,000	1,000
Equity securities	5,082	-	-		5,082	5,378	-	-	5,378
Derivative assets	-	1,025	-		1,025	-	1,505	-	1,505
Liabilities:
Derivative liabilities	-	636	-		636	-	1,178	-	1,178

(1)	Related to private label MBS.

The table below presents a reconciliation of the beginning and ending balances of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2022 and 2021:

	Quarter Ended June 30,
	2022	2021
Level 3 Instruments Only	Debt Securities	Debt Securities
(In thousands)	Available For Sale (1)	Available For Sale (1)

Beginning balance	$10,647	$11,776
Total (losses) gains:
Included in other comprehensive income (unrealized)	(106)	384
Included in earnings (unrealized) (2)	35	-
Principal repayments and amortization	(396)	(679)
Ending balance	$10,180	$11,481

(1)	Amounts mostly related to private label MBS.
(2)	Changes in unrealized gains included in earnings were recognized within provision for credit losses - benefit and relate to assets still held as of the reporting date.

	Six-Month Period Ended June 30,
	2022	2021
Level 3 Instruments Only	Debt Securities	Debt Securities
(In thousands)	Available For Sale(1)	Available For Sale(1)

Beginning balance	$11,084	$11,977
Total (losses) gains:
Included in other comprehensive income (unrealized)	(393)	705
Included in earnings (unrealized) (2)	423	127
Principal repayments and amortization	(934)	(1,328)
Ending balance	$10,180	$11,481

(1)	Amounts mostly related to private label MBS.
(2)	Changes in unrealized gains included in earnings were recognized within provision for credit losses - benefit and relate to assets still held as of the reporting date.

The tables below present quantitative information for significant assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
(Dollars in thousands)				Minimum	Maximum

Available-for-sale debt securities:

Private label MBS	$6,371	Discounted cash flows	Discount rate	15.2%	15.2%	15.2%
			Prepayment rate	3.2%	20.9%	12.7%
			Projected cumulative loss rate	0.4%	15.8%	5.6%

Puerto Rico government obligations	2,809	Discounted cash flows	Discount rate	9.1%	9.1%	9.1%
			Projected cumulative loss rate	19.2%	19.2%	19.2%
	December 31, 2021
	Fair Value	Valuation Technique	Unobservable Input	Range		Weighted Average
(Dollars in thousands)				Minimum	Maximum

Available-for-sale debt securities:

Private label MBS	$7,234	Discounted cash flows	Discount rate	12.9%	12.9%	12.9%
			Prepayment rate	7.6%	24.9%	15.2%
			Projected cumulative loss rate	0.2%	15.7%	7.6%

Puerto Rico government obligations	2,850	Discounted cash flows	Discount rate	6.6%	8.4%	7.9%
			Projected cumulative loss rate	8.6%	8.6%	8.6%

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

Puerto Rico Government Obligations: The significant unobservable input used in the fair value measurement is the assumed loss rate of the underlying residential mortgage loans that collateralize these obligations, which are guaranteed by the PRHFA. A significant increase (decrease) in the assumed rate would lead to a (lower) higher fair value estimate. The fair value of these bonds was based on a discounted cash flow methodology that considers the structure and terms of the debt security. The Corporation utilizes PDs and LGDs that consider, among other things, historical payment performance, loan-to-value attributes and relevant current and forward-looking macroeconomic variables, such as regional unemployment rates, the housing price index and the expected recovery of PRHFA guarantee. Under this approach, expected cash flows (interest and principal) were discounted at the Treasury yield curve as of the reporting date and compared to the amortized cost.

Additionally, fair value is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP. As of June 30, 2022, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring basis and still held at June 30, 2022, and categorized as Level 3, as shown in the following table:

	Carrying value as of June 30, 2022
	Related to (losses) gains recorded for the Quarter Ended June 30, 2022	Related to losses recorded for the Six-Month Period Ended June 30, 2022	(Losses) gains recorded for the Quarter Ended June 30, 2022	Losses recorded for the Six-Month Period Ended June 30, 2022
(In thousands)
Loans receivable (1)	$5,422	$29,967	$(817)	$(3,848)
OREO (2)	2,140	2,741	35	(38)
Premises and equipment (3)	-	1,242	-	(218)

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

(3)	Relates to a banking facility reclassified to held-for-sale and measured at the fair value of the collateral.

As of June 30, 2021, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring basis and still held as of June 30, 2021 as shown in the following table:

	Carrying value as of June 30, 2021
	Related to losses recorded for the Quarter Ended June 30, 2021	Related to losses recorded for the Six-Month Period Ended June 30, 2021	Losses recorded for the Quarter Ended June 30, 2021	Losses recorded for the Six-Month Period Ended June 30, 2021
(In thousands)
Loans receivable (1)	$13,013	$41,610	$(1,689)	$(4,350)
OREO (2)	2,930	5,033	(225)	(374)
Loans held for sale (3)	-	4,004	-	(116)

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

(3)

Commercial loan participation transferred to held for sale in the first quarter of 2021 and still in inventory as of June 30, 2021. The value was primarily derived from offers of market participants that the Corporation considered.

See Note 30 - Fair Value included in the 2021 Annual Report on Form 10-K for qualitative information regarding the fair value measurements for Level 3 financial instruments.

Fair Value of Financial Instruments

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial instruments as of June 30, 2022 and December 31, 2021:

	Total Carrying Amount in Statement of Financial Condition as of June 30, 2022	Fair Value Estimate as of June 30, 2022	Level 1	Level 2	Level 3
(In thousands)
Assets:
Cash and due from banks and money
market investments (amortized cost)	$1,263,523	$1,263,523	$1,263,523	$-		$-
Debt securities available
for sale (fair value)	6,081,120	6,081,120	141,347	5,929,593		10,180
Debt securities held to maturity (amortized cost)	458,227
Less: allowance for credit losses on
held-to-maturity debt securities	(8,885)
Debt securities held to maturity, net of allowance	$449,342	453,242	-	278,223		175,019
Equity securities (amortized cost)	27,761	27,761	-	27,761	(1)	-
Other equity securities (fair value)	5,082	5,082	5,082	-		-
Loans held for sale (lower of cost or market)	22,601	22,790	-	22,790		-
Loans held for investment (amortized cost)	11,206,874
Less: allowance for credit losses for loans and finance leases	(252,152)
Loans held for investment, net of allowance	$10,954,722	10,954,724	-	-		10,954,724
MSRs (amortized cost)	30,277	44,337	-	-		44,337
Derivative assets (fair value) (2)	1,025	1,025	-	1,025		-

Liabilities:
Deposits (amortized cost)	$17,140,128	$17,146,043	$-	$17,146,043		$-
Securities sold under agreements
to repurchase (amortized cost)	200,000	205,456	-	205,456		-
Advances from FHLB (amortized cost)	200,000	200,051	-	200,051		-
Other borrowings (amortized cost)	183,762	175,122	-	-		175,122
Derivative liabilities (fair value) (2)	636	636	-	636		-

(1)	Includes FHLB stock with a carrying value of $21.3 million.
(2)	Includes interest rate swap agreements, interest rate caps, forward contracts, interest rate lock commitments, and forward loan sales commitments.

	Total Carrying Amount in Statement of Financial Condition as of December 31, 2021	Fair Value Estimate as of December 31, 2021	Level 1	Level 2	Level 3
(In thousands)
Assets:
Cash and due from banks and money
market investments (amortized cost)	$2,543,058	$2,543,058	$2,543,058	$-		$-
Debt securities available
for sale (fair value)	6,453,761	6,453,761	148,486	6,294,191		11,084
Debt securities held to maturity (amortized cost)	178,133
Less: allowance for credit losses on
held-to-maturity debt securities	(8,571)
Debt securities held to maturity, net of allowance	169,562	167,147	-	-		167,147
Equity securities (amortized cost)	26,791	26,791	-	26,791	(1)	-
Other equity securities (fair value)	5,378	5,378	5,378	-		-
Loans held for sale (lower of cost or market)	35,155	36,147	-	36,147		-
Loans held for investment (amortized cost)	11,060,658
Less: allowance for credit losses for loans and finance leases	(269,030)
Loans held for investment, net of allowance	$10,791,628	10,900,400	-	-		10,900,400
MSRs (amortized cost)	30,986	42,132	-	-		42,132
Derivative assets (fair value) (2)	1,505	1,505	-	1,505		-

Liabilities:
Deposits (amortized cost)	$17,784,894	$17,800,706	$-	$17,800,706		$-
Securities sold under
agreements to repurchase (amortized cost)	300,000	322,105	-	322,105		-
Advances from FHLB (amortized cost)	200,000	202,044	-	202,044		-
Other borrowings (amortized cost)	183,762	177,689	-	-		177,689
Derivative liabilities (fair value) (2)	1,178	1,178	-	1,178		-

(1)	Includes FHLB stock with a carrying value of $21.5 million.
(2)	Includes interest rate swap agreements, interest rate caps, forward contracts, interest rate lock commitments, and forward loan sales commitments.

The short-term nature of certain assets and liabilities result in their carrying value approximating fair value. These include cash and cash due from banks and other short-term assets, such as FHLB stock. Certain assets, the most significant being premises and equipment, goodwill and other intangible assets, are not considered financial instruments and are not included above. Accordingly, this fair value information is not intended to, and does not, represent the Corporation’s underlying value. Many of these assets and liabilities that are subject to the disclosure requirements are not actively traded, requiring management to estimate fair values. These estimates necessarily involve the use of assumptions and judgment about a wide variety of factors, including but not limited to, relevancy of market prices of comparable instruments, expected futures cash flows, and appropriate discount rates.

NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

In accordance with ASC Topic 606, “Revenue from Contracts with Customers” (“ASC Topic 606”), revenues are recognized when control of promised goods or services is transferred to customers and in an amount that reflects the consideration to which the Corporation expects to be entitled in exchange for those goods or services. At contract inception, once the contract is determined to be within the scope of ASC Topic 606, the Corporation assesses the goods or services that are promised within each contract, identifies the respective performance obligations, and assesses whether each promised good or service is distinct. The Corporation then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Disaggregation of Revenue

The following table summarizes the Corporation’s revenue, which includes net interest income on financial instruments and non-interest income, disaggregated by type of service and business segment for the quarters and six-month periods ended June 30, 2022 and 2021:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Quarter Ended June 30, 2022:
Net interest income (1)	$26,335	$102,397	$31,379	$11,466	$18,688	$5,921	$196,186
Service charges and fees on deposit accounts	-	5,495	3,069	-	157	745	9,466
Insurance commissions (2)	-	2,724	-	-	20	202	2,946
Merchant-related income	-	1,711	381	-	17	327	2,436
Credit and debit card fees	-	7,391	21	-	3	449	7,864
Other service charges and fees	59	2,066	876	-	485	157	3,643
Not in scope of ASC Topic 606 (1)	4,108	396	101	(51)	(4)	36	4,586
Total non-interest income	4,167	19,783	4,448	(51)	678	1,916	30,941
Total Revenue	$30,502	$122,180	$35,827	$11,415	$19,366	$7,837	$227,127

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Quarter Ended June 30, 2021:
Net interest income (1)	$26,331	$64,751	$51,498	$19,039	$16,406	$6,758	$184,783
Service charges and fees on deposit accounts	-	4,966	2,987	-	135	700	8,788
Insurance commissions (2)	-	1,987	-	-	28	200	2,215
Merchant-related income	-	1,910	257	-	12	283	2,462
Credit and debit card fees	-	6,621	21	-	11	404	7,057
Other service charges and fees	177	846	693	-	431	147	2,294
Not in scope of ASC Topic 606 (1)	5,960	396	181	85	451	(5)	7,068
Total non-interest income	6,137	16,726	4,139	85	1,068	1,729	29,884
Total Revenue	$32,468	$81,477	$55,637	$19,124	$17,474	$8,487	$214,667

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2022:
Net interest income (1)	$52,114	$191,943	$71,794	$18,875	$35,170	$11,914	$381,810
Service charges and fees on deposit accounts	-	11,034	6,045	-	295	1,455	18,829
Insurance commissions (2)	-	7,691	-	-	49	481	8,221
Merchant-related income	-	3,533	754	-	22	716	5,025
Credit and debit card fees	-	14,062	37	-	(4)	859	14,954
Other service charges and fees	202	3,176	1,989	-	984	314	6,665
Not in scope of ASC Topic 606 (1)	9,217	750	177	(163)	76	48	10,105
Total non-interest income	9,419	40,246	9,002	(163)	1,422	3,873	63,799
Total Revenue	$61,533	$232,189	$80,796	$18,712	$36,592	$15,787	$445,609

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2021:
Net interest income (1)	$51,571	$123,234	$100,479	$40,622	$31,429	$13,713	$361,048
Service charges and fees on deposit accounts	-	9,442	5,958	-	284	1,408	17,092
Insurance commissions (2)	-	6,954	-	-	57	445	7,456
Merchant-related income	-	2,832	513	-	25	487	3,857
Credit and debit card fees	-	12,266	40	-	14	774	13,094
Other service charges and fees	350	1,711	1,212	-	889	288	4,450
Not in scope of ASC Topic 606 (1)	12,903	764	313	141	774	(4)	14,891
Total non-interest income	13,253	33,969	8,036	141	2,043	3,398	60,840
Total Revenue	$64,824	$157,203	$108,515	$40,763	$33,472	$17,111	$421,888

(1)

Most of the Corporation’s revenue is not within the scope of ASC Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other non-interest income from loans, leases, investment securities and derivative financial instruments.

(2)

Contingent commission income is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or payments are received. For the quarter and six-month period ended June 30, 2022, the Corporation recognized revenue at the time that payments were confirmed and constraints were released of $265 thousand and $3.2 million, respectively, compared to $16 thousand and $3.3 million for the quarter and six-month period ended June 30, 2021.

For the six-month periods ended June 30, 2022 and 2021, most of the Corporation’s revenue within the scope of ASC Topic 606 was related to performance obligations satisfied at a point in time.

See Note 31 – Revenue from Contracts with Customers included in the 2021 Annual Report on Form 10-K for a discussion of major revenue streams under the scope of ASC Topic 606.

Contract Balances

As of June 30, 2022 and 2021, there were no contract assets from contracts with customers or contract assets recorded on the Corporation’s consolidated financial statements.

The following table shows the activity of contract liabilities for the quarters and six-month periods ended June 30, 2022 and 2021:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Beginning Balance	$1,154	$2,070	$1,443	$2,151
Less:
Revenue recognized	(105)	(81)	(394)	(162)
Ending balance	$1,049	$1,989	$1,049	$1,989

Other

Except for the contract liabilities noted above, the Corporation did not have any significant performance obligations as of June 30, 2022. The Corporation also did not have any material contract acquisition costs and did not make any significant judgments or estimates in recognizing revenue for financial reporting purposes.

NOTE 20 – SUPPLEMENTAL STATEMENT OF CASH FLOWS INFORMATION

Supplemental cash flow information is as follows for the indicated periods:

	Six-Month Period Ended June 30,
	2022	2021
(In thousands)
Cash paid for:
Interest on borrowings	$26,148	$36,936
Income tax	15,295	8,968
Operating cash flow from operating leases	9,156	9,817
Non-cash investing and financing activities:
Additions to OREO	10,698	8,647
Additions to auto and other repossessed assets	20,575	18,155
Capitalization of servicing assets	1,958	2,900
Loan securitizations	78,397	106,833
Loans held for investment transferred to held for sale	2,443	31,383
Right-of-use ("ROU") assets obtained in exchange for operating lease liabilities	1,158	2,610
Unsettled purchases of investment securities	20,202	50,026
Unsettled common stock shares repurchases	-	772

NOTE 21 – SEGMENT INFORMATION

Based upon the Corporation’s organizational structure and the information provided to the Chief Executive Officer, the operating segments are based primarily on the Corporation’s lines of business for its operations in Puerto Rico, the Corporation’s principal market, and by geographic areas for its operations outside of Puerto Rico. As of June 30, 2022, the Corporation had six reportable segments: Commercial and Corporate Banking; Mortgage Banking; Consumer (Retail) Banking; Treasury and Investments; United States Operations; and Virgin Islands Operations. Management determined the reportable segments based on the internal structure used to evaluate performance and to assess where to allocate resources. Other factors, such as the Corporation’s organizational chart, nature of the products, distribution channels, and the economic characteristics of the products, were also considered in the determination of the reportable segments.

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

The following tables present information about the reportable segments for the indicated periods:

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the Quarter Ended June 30, 2022:
Interest income	$33,205	$73,487	$47,513	$27,143	$21,081	$6,196	$208,625
Net (charge) credit for transfer of funds	(6,870)	34,039	(16,134)	(10,705)	(330)	-	-
Interest expense	-	(5,129)	-	(4,972)	(2,063)	(275)	(12,439)
Net interest income	26,335	102,397	31,379	11,466	18,688	5,921	196,186
Provision for credit losses - (benefit) expense	(3,605)	15,055	(470)	(35)	(1,678)	736	10,003
Non-interest income (loss)	4,167	19,783	4,448	(51)	678	1,916	30,941
Direct non-interest expenses	5,681	40,546	9,048	905	8,237	6,765	71,182
Segment income	$28,426	$66,579	$27,249	$10,545	$12,807	$336	$145,942

Average earnings assets	$2,243,188	$2,860,086	$3,624,176	$7,769,754	$2,036,108	$370,590	$18,903,902

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
For the Quarter Ended June 30, 2021:
Interest income	$36,945	$66,237	$53,833	$16,708	$20,651	$7,085	$201,459
Net (charge) credit for transfer of funds	(10,614)	5,901	(2,335)	8,191	(1,143)	-	-
Interest expense	-	(7,387)	-	(5,860)	(3,102)	(327)	(16,676)
Net interest income	26,331	64,751	51,498	19,039	16,406	6,758	184,783
Provision for credit losses expense - expense (benefit)	1,030	791	(27,752)	-	860	(1,084)	(26,155)
Non-interest income	6,137	16,726	4,139	85	1,068	1,729	29,884
Direct non-interest expenses	7,525	43,255	8,298	1,127	9,103	7,301	76,609
Segment income	$23,913	$37,431	$75,091	$17,997	$7,511	$2,270	$164,213

Average earnings assets	$2,563,768	$2,491,583	$3,888,725	$7,588,530	$2,103,002	$438,928	$19,074,536

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2022
Interest income	$66,276	$143,924	$94,540	$49,327	$39,938	$12,474	$406,479
Net (charge) credit for transfer of funds	(14,162)	58,321	(22,746)	(20,654)	(759)	-	-
Interest expense	-	(10,302)	-	(9,798)	(4,009)	(560)	(24,669)
Net interest income	52,114	191,943	71,794	18,875	35,170	11,914	381,810

Provision for credit losses - (benefit) expense	(7,308)	26,199	(17,092)	(423)	(5,225)	50	(3,799)
Non-interest income (loss)	9,419	40,246	9,002	(163)	1,422	3,873	63,799
Direct non-interest expenses	12,587	79,817	17,907	1,790	16,716	13,738	142,555
Segment income	$56,254	$126,173	$79,981	$17,345	$25,101	$1,999	$306,853

Average earnings assets	$2,268,279	$2,810,062	$3,662,720	$7,931,699	$2,050,791	$374,358	$19,097,909

(In thousands)	Mortgage Banking	Consumer (Retail) Banking	Commercial and Corporate Banking	Treasury and Investments	United States Operations	Virgin Islands Operations	Total
Six-Month Period Ended June 30, 2021
Interest income	$74,005	$131,970	$105,291	$29,470	$40,983	$14,382	$396,101
Net (charge) credit for transfer of funds	(22,434)	6,956	(4,812)	23,125	(2,835)	-	-
Interest expense	-	(15,692)	-	(11,973)	(6,719)	(669)	(35,053)
Net interest income	51,571	123,234	100,479	40,622	31,429	13,713	361,048

Provision for credit losses - expense (benefit)	244	4,753	(44,931)	(127)	623	(1,969)	(41,407)
Non-interest income	13,253	33,969	8,036	141	2,043	3,398	60,840
Direct non-interest expenses	15,522	84,346	19,836	2,361	17,397	14,706	154,168
Segment income	$49,058	$68,104	$133,610	$38,529	$15,452	$4,374	$309,127

Average earnings assets	$2,611,065	$2,467,015	$3,957,859	$6,921,007	$2,090,898	$444,201	$18,492,045

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2022	2021	2022	2021
(In thousands)
Net income:
Total income for segments	$145,942	$164,213	$306,853	$309,127
Other operating expenses (1)	37,144	53,563	72,430	109,305
Income before income taxes	108,798	110,650	234,423	199,822
Income tax expense	34,103	40,092	77,128	68,114
Total consolidated net income	$74,695	$70,558	$157,295	$131,708

Average assets:
Total average earning assets for segments	$18,903,902	$19,074,536	$19,097,909	$18,492,045
Average non-earning assets	820,924	1,109,941	890,043	1,146,337
Total consolidated average assets	$19,724,826	$20,184,477	$19,987,952	$19,638,382

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

NOTE 22 – REGULATORY MATTERS, COMMITMENTS AND CONTINGENCIES

The Corporation and FirstBank are each subject to various regulatory capital requirements imposed by the U.S. federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation’s financial statements and activities. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s and FirstBank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments and adjustment by the regulators with respect to minimum capital requirements, components, risk weightings, and other factors. As of June 30, 2022 and December 31, 2021, the Corporation and FirstBank exceeded the minimum regulatory capital ratios for capital adequacy purposes and FirstBank exceeded the minimum regulatory capital ratios to be considered a well capitalized institution under the regulatory framework for prompt corrective action. As of June 30, 2022, management does not believe that any condition has changed or event has occurred that would have changed the institution’s status.

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

As part of its response to the impact of COVID-19, on March 31, 2020, the federal banking agencies issued an interim final rule that provided the option to temporarily delay the effects of CECL on regulatory capital for two years, followed by a three-year transition period. The interim final rule provides that, at the election of a qualified banking organization, the day 1 impact to retained earnings plus 25% of the change in the ACL (as defined in the final rule) from January 1, 2020 to December 31, 2021 will be delayed for two years and phased-in at 25% per year beginning on January 1, 2022 over a three-year period, resulting in a total transition period of five years. Accordingly, as of June 30, 2022, the capital measures of the Corporation and the Bank included $16.2 million associated with the CECL day one impact to retained earnings plus 25% of the increase in the ACL (as defined in the interim final rule) from January 1, 2020 to December 31, 2021, and $48.6 million remains excluded to be phased-in during the next two years. The federal financial regulatory agencies may take other measures affecting regulatory capital to address the COVID-19 pandemic and related macroeconomic conditions, although the nature and impact of such actions cannot be predicted at this time.

The regulatory capital positions of the Corporation and FirstBank as of June 30, 2022 and December 31, 2021, which reflect the delay in the effect of CECL on regulatory capital, were as follows:

			Regulatory Requirements
	Actual		For Capital Adequacy Purposes		To be Well-Capitalized- Thresholds

	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in thousands)
As of June 30, 2022
Total Capital (to Risk-Weighted Assets)
First BanCorp.	$2,378,124	19.67%	$966,978	8.0%	N/A	N/A
FirstBank	$2,290,652	18.96%	$966,755	8.0%	$1,208,444	10.0%
CET1 Capital (to Risk-Weighted Assets)
First BanCorp.	$2,049,120	16.95%	$543,925	4.5%	N/A	N/A
FirstBank	$2,039,899	16.88%	$543,800	4.5%	$785,488	6.5%
Tier I Capital (to Risk-Weighted Assets)
First BanCorp.	$2,049,120	16.95%	$725,234	6.0%	N/A	N/A
FirstBank	$2,139,899	17.71%	$725,066	6.0%	$966,755	8.0%
Leverage ratio
First BanCorp.	$2,049,120	10.18%	$805,294	4.0%	N/A	N/A
FirstBank	$2,139,899	10.63%	$804,971	4.0%	$1,006,214	5.0%

As of December 31, 2021
Total Capital (to Risk-Weighted Assets)
First BanCorp.	$2,433,953	20.50%	$949,637	8.0%	N/A	N/A
FirstBank	$2,401,390	20.23%	$949,556	8.0%	$1,186,944	10.0%
CET1 Capital (to Risk-Weighted Assets)
First BanCorp.	$2,112,630	17.80%	$534,171	4.5%	N/A	N/A
FirstBank	$2,150,317	18.12%	$534,125	4.5%	$771,514	6.5%
Tier I Capital (to Risk-Weighted Assets)
First BanCorp.	$2,112,630	17.80%	$712,228	6.0%	N/A	N/A
FirstBank	$2,258,317	19.03%	$712,167	6.0%	$949,556	8.0%
Leverage ratio
First BanCorp.	$2,112,630	10.14%	$833,091	4.0%	N/A	N/A
FirstBank	$2,258,317	10.85%	$832,773	4.0%	$1,040,967	5.0%

The Corporation enters into financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments may include commitments to extend credit and standby letters of credits. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. As of June 30, 2022, commitments to extend credit amounted to approximately $2.0 billion, of which $1.2 billion relates to credit card loans. Commercial and financial standby letters of credit amounted to approximately $113.0 million.

As of June 30, 2022, First BanCorp. and its subsidiaries were defendants in various legal proceedings, claims, and other loss contingencies arising in the ordinary course of business. On at least a quarterly basis, the Corporation assesses its liabilities and contingencies in connection with threatened and outstanding legal proceedings, claims, and other loss contingencies utilizing the latest information available. For legal proceedings, claims, and other loss contingencies where it is both probable that the Corporation will incur a loss and the amount can be reasonably estimated, the Corporation establishes an accrual for the loss. Once established, the accrual is adjusted as appropriate to reflect any relevant developments. For legal proceedings, claims, and other loss contingencies where a loss is not probable or the amount of the loss cannot be estimated, no accrual is established.

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

If management believes that, based on available information, it is at least reasonably possible that a material loss (or material loss in excess of any accrual) will be incurred in connection with any legal contingencies, the Corporation discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Corporation’s assessment as of June 30, 2022, no such disclosures were necessary.

NOTE 23 – FIRST BANCORP. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

The following condensed financial information presents the financial position of First BanCorp. at the holding company level only as of June 30, 2022 and December 31, 2021, and the results of its operations for the quarters and six-month periods ended June 30, 2022 and 2021:

Statements of Financial Condition
(Unaudited)
	As of June 30,	As of December 31,
	2022	2021
(In thousands)
Assets
Cash and due from banks	$18,387	$20,751
Other investment securities	285	285
Investment in First Bank Puerto Rico, at equity	1,648,605	2,247,289
Investment in First Bank Insurance Agency, at equity	25,674	19,521
Investment in FBP Statutory Trust I	1,951	1,951
Investment in FBP Statutory Trust II	3,561	3,561
Dividend receivable	50,797	295
Other assets	210	71
Total assets	$1,749,470	$2,293,724
Liabilities and Stockholdersʼ Equity
Liabilities:
Other borrowings	$183,762	$183,762
Accounts payable and other liabilities	7,792	8,195
Total liabilities	191,554	191,957
Stockholdersʼ equity	1,557,916	2,101,767
Total liabilities and stockholdersʼ equity	$1,749,470	$2,293,724

Statements of Income
(Unaudited)
	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021
(In thousands)
Income:
Interest income on money market investments	$10	$8	$14	$24
Dividend income from banking subsidiaries	178,679	16,328	242,272	35,129
Other income	51	39	91	77
Total income	178,740	16,375	242,377	35,230
Expense:
Other borrowings	1,698	1,285	3,031	2,579
Other operating expenses	434	637	873	1,136
Total expenses	2,132	1,922	3,904	3,715
Income before income taxes and equity in undistributed earnings
of subsidiaries	176,608	14,453	238,473	31,515
Income tax expense	793	659	1,899	1,788
(Distributions in excess of earnings) equity in undistributed
earnings of subsidiaries	(101,120)	56,764	(79,279)	101,981
Net income	$74,695	$70,558	$157,295	$131,708
Other comprehensive (loss) income, net of tax	(175,923)	28,496	(507,757)	(70,433)
Comprehensive (loss) income	$(101,228)	$99,054	$(350,462)	$61,275

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

The following MD&A relates to the accompanying unaudited consolidated financial statements of First BanCorp. (the “Corporation,” “we,” “us,” “our,” or “First BanCorp.”) and should be read in conjunction with such financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”). This section also presents certain financial measures that are not based on generally accepted accounting principles in the United States (“GAAP”). See “Basis of Presentation” below for information about why non-GAAP financial measures are presented and the reconciliation of non-GAAP financial measures to the most comparable GAAP financial measures for which the reconciliation is not presented earlier.

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

Recent Developments

Stock Repurchase Program

On April 27, 2022, the Corporation announced that its Board of Directors approved a stock repurchase program, under which the Corporation may repurchase up to $350 million of its outstanding common stock, expected to be executed through the next four quarters, which commenced in the second quarter of 2022. Repurchases under the program may be executed through open market purchases, accelerated share repurchases, and/or privately negotiated transactions or plans, including under plans complying with Rule 10b5-1 under the Exchange Act. The Corporation’s stock repurchase program is subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions. The stock repurchase program may be modified, extended, suspended, or terminated at any time at the Corporation’s discretion. As of August 3, 2022, the Corporation has repurchased approximately 10.71 million shares of common stock for a total purchase price of $150 million under the $350 million stock repurchased program.

LIBOR Transition

In March 2021, the United Kingdom’s Financial Conduct Authority (the “FCA”) confirmed that publication of the overnight and one-month, three-month, six-month and twelve-month U.S. Dollar LIBOR settings will cease or become no longer representative of the market the rates seek to measure (i.e., non-representative) immediately after June 30, 2023, and all other U.S. Dollar LIBOR settings, including the one week and two-month U.S. Dollar LIBOR settings, became non-representative after December 31, 2021. See “ Executive Summary — Recent Developments — LIBOR Transition” in the MD&A of the Corporation’s 2021 Annual Report on Form 10-K for additional information.

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

As of June 30, 2022, the Corporation’s LIBOR exposure consisted of the following: (i) $2.0 billion of variable rate commercial and construction loans (including unused commitments), (ii) $49.3 million of U.S. agencies debt securities and private label MBS held as part of the available-for-sale debt securities portfolio, (iii) $132.6 million of Puerto Rico municipalities bonds held as part of the held-to-maturity debt securities portfolio, and (iv) $183.8 million of junior subordinated debentures (other borrowings). Of the Corporation’s total LIBOR exposure as of June 30, 2022, approximately $369.0 million does not contain fallback language and is mostly comprised by $132.6 million of Puerto Rico municipalities held as part of the held-to-maturity debt securities portfolio and $183.8 million of other borrowings. The Corporation expects to follow the provisions of the LIBOR Act for the transition of any residual exposure after June 30, 2023.

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

Not all significant accounting policies require management to make difficult, subjective or complex judgments. The Corporation’s critical accounting estimates that are particularly susceptible to significant changes include, but are not limited to, the following: (i) the allowance for credit losses (“ACL”); (ii) valuation of financial instruments; (iii) acquired loans; and (iv) income taxes. For more information, see “Critical Accounting Policies and Practices” in the MD&A of the 2021 Annual Report on Form 10-K and “Risk Management - Credit Risk Management” below for information on the ACL estimation methodology. Actual results could differ from estimates and assumptions if different outcomes or conditions prevail.

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

The Corporation had net income of $74.7 million, or $0.38 per diluted common share, for the quarter ended June 30, 2022, compared to $70.6 million, or $0.33 per diluted common share, for the same period in 2021. Other relevant selected financial indicators for the periods presented is included below:

		Quarter Ended		Six-Month Period Ended
		June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Key Performance Indicator:
	Return on Average Assets (1) (2)	1.52%	1.40%	1.59%	1.35%
	Return on Average Total Equity (1) (3)	17.82	12.60	17.18	11.71
	Efficiency Ratio (1) (4)	47.69	60.64	48.25	62.45

(1)	These financial ratios are used by Management to monitor the Corporation’s financial performance and whether it is using its assets efficiently.
(2)	Indicates how profitable the Corporation is in relation to its total assets and is calculated by dividing net income on an annualized basis by its average total assets.
(3)	Measures the Corporation’s performance based on its average stockholders’ equity and is calculated by dividing net income on an annualized basis by its average total stockholders’ equity.
(4)	Measures how much the Corporation incurred to generate a dollar of revenue and is calculated by dividing non-interest expenses by total revenue.

The key drivers of the Corporation’s GAAP financial results for the quarter ended June 30, 2022, compared to the same period in 2021, include the following:

• Net interest income for the quarter ended June 30, 2022 was $196.2 million, compared to $184.8 million for the second quarter of 2021. The increase was mainly driven by a lower U.S. agencies MBS premium amortization expense, positive impact of upward repricing of variable-rate commercial loans and interest-bearing cash balances maintained at the FED, and growth in the consumer loans and finance leases portfolio, partially offset by lower interest income on SBA PPP loans. In addition, net interest income includes a decline in the average cost of deposits and a decrease in long-term debt.

The net interest margin increased by 19 basis points to 4.00% for the second quarter of 2022, compared to 3.81% for the second quarter of 2021. The increase was primarily attributable to lower U.S. agencies MBS premium amortization expense, the upward repricing of variable-rate commercial loans and interest-bearing cash balances maintained at the FED, and a lower cost of funding driven by lower rates paid on interest bearing non-brokered deposits. See “Net Interest Income” below for additional information.

• The provision for credit losses on loans, finance leases, unfunded loan commitments and debt securities for the second quarter of 2022 was an expense of $10.0 million, compared to a net benefit of $26.2 million for the second quarter of 2021. The provision for the commercial and construction loan portfolio for the second quarter of 2022 includes consideration of increased uncertainties in the forecasted economic outlook and the related qualitative reserves, partially offset by reduced COVID-19 uncertainties.

Net charge-offs totaled $6.0 million for the second quarter of 2022, or 0.21% of average loans on an annualized basis, compared to $7.7 million, or 0.27% of average loans for the same period in 2021. The decrease consisted of a $4.6 million decline in net charge-offs taken on consumer loans, primarily reflected in the auto loan and credit card portfolios, and a $1.2 million reduction in net charge-offs taken on residential mortgage loans, partially offset by a $4.1 million decline in net recoveries on commercial and construction loans. See “Provision for Credit Losses” and “Risk Management” below for analyses of the ACL and non-performing assets and related ratios.

• The Corporation recorded non-interest income of $30.9 million for the second quarter of 2022, compared to $29.9 million for the same period in 2021. The increase was primarily driven by: (i) a $1.9 million increase in revenues from other non-interest income, mainly driven by an increase in transactional fee income and the $0.9 million gain on the sale of a banking facility; (ii) a $0.7 million increase in services charges and fees on deposit accounts, and (iii) a $0.7 million increase in insurance commission income. These variances were partially offset by a $2.3 million decrease in revenues from mortgage banking activities, primarily related to a lower volume of sales. See “Non-Interest Income” below for additional information.

• Non-interest expenses for the second quarter of 2022 were $108.3 million, compared to $130.2 million for the same period in 2021. Non-interest expenses for the second quarter of 2021 included $11.0 million of merger and restructuring costs associated with the acquisition and integration of Banco Santander Puerto Rico (“BSPR”) and $1.1 million of COVID-19 pandemic-related expenses, primarily related to cleaning and security protocols. Adjusted for the above-mentioned costs, total non-interest expenses for the second quarter of 2022 decreased by $9.8 million, compared to the same period in 2021, reflecting, among other things, decreases in professional services fees, occupancy and equipment expenses, and an increase in net gains on OREO operations. See “Non-Interest Expenses” and “Basis of Presentation” below for additional information.

• For the second quarter of 2022, the Corporation recorded an income tax expense of $34.1 million, compared to $40.1 million for the same period in 2021. The variance was primarily related to a lower estimated effective tax rate as a result of a higher proportion of exempt to taxable income when compared to the same period in 2021. As of June 30, 2022, the Corporation’s net deferred tax asset amounted to $167.0 million (net of a valuation allowance of $166.4 million, including a valuation allowance of $127.7 million of the Corporation’s banking subsidiary, FirstBank), compared to a net deferred tax asset of $208.4 million as of December 31, 2021. See “Income Taxes” below and Note 17 - Income Taxes above for additional information.

• As of June 30, 2022, total assets were $19.5 billion, down $1.3 billion from December 31, 2021. The decrease was primarily related to a $1.3 billion decrease in cash and cash equivalents mainly attributable to the overall decrease in total deposits, the repurchase of approximately 10.5 million shares of common stock for a total purchase price of $150 million, and the repayment of a $100 million repurchase agreement during the first quarter of 2022. These variances were partially offset by a $133.7 million increase in total loans. See “Financial Condition and Operating Data Analysis” below for additional information.

• As of June 30, 2022, total liabilities were $18.0 billion, down $709.8 million from December 31, 2021. The decrease was mainly driven by a $644.8 million decrease in total deposits and the repayment of a $100 million repurchase agreement during the first quarter of 2022. See “Risk Management – Liquidity Risk and Capital Adequacy” below for additional information about the Corporation’s funding sources.

• As of June 30, 2022, the Corporation’s stockholders’ equity was $1.6 billion, a decrease of $543.9 million from December 31, 2021. The decline was driven by a $507.8 million decrease in the fair value of available-for-sale debt securities recorded as part of accumulated other comprehensive loss in the consolidated statements of financial condition, as a result of changes in market interest rates. The decrease in total stockholders’ equity also reflects the repurchase of approximately 10.5 million shares of common stock for a total purchase price of approximately $150 million and $43.3 million in dividends declared to common stock shareholders in the first half of 2022. These variances were partially offset by earnings generated in the first half of 2022. The Corporation’s common equity tier 1 capital, tier 1 capital, total capital and leverage ratios under the Basel III rules were 16.95%, 16.95%, 19.67%, and 10.18%, respectively, as of June 30, 2022, compared to common equity tier 1 capital, tier 1 capital, total capital and leverage ratios of 17.80%, 17.80%, 20.50%, and 10.14%, respectively, as of December 31, 2021. See “Risk Management – Capital” below for additional information.

• Total loan production, including purchases, refinancings, renewals, and draws from existing revolving and non-revolving commitments, but excluding the utilization activity on outstanding credit cards, was $1.4 billion for the quarter ended June 30, 2022, compared to $1.2 billion for the same period in 2021. During the second quarter of 2021, the Corporation originated $74.1 million of Small Business Administration Paycheck Protection Program (“SBA PPP”) loans. Excluding those loans, total loan originations increased by $254.8 million, as compared to the second quarter of 2021. The increase consisted of a $83.1 million increase in consumer loan originations and a $202.4 million increase in commercial and construction loan originations (excluding SBA PPP loans originations in 2021), partially offset by a $30.7 million decrease in residential mortgage loan originations.

• Total non-performing assets were $147.5 million as of June 30, 2022, a decrease of $10.6 million from December 31, 2021. The decrease was driven by a $10.5 million reduction in nonaccrual residential mortgage loans, mostly driven by collections, loans restored to accrual status, and foreclosures during the first half of 2022; a $0.9 million decrease in nonaccrual commercial and construction loans; and a $0.2 million decrease in nonaccrual consumer loans. These variances were partially offset by an increase of $1.0 million in OREO and other repossessed assets. See “Risk Management – Non-Accruing and Non-Performing Assets” below for additional information.

• Adversely classified commercial and construction loans decreased by $ 6.6 million to $170.7 million as of June 30, 2022, compared to December 31, 2021. The decrease was mostly driven by the payoff of a $5.2 million commercial and industrial loan in the Puerto Rico region. The Corporation monitors its loan portfolio to identify potential at-risk segments, payment performance, the need for permanent modifications, and the performance of different sectors of the economy in all the markets where the Corporation operates.

The financial results for the second quarter and first six months of 2022 did not include any significant special item that management believes is not reflective of core operating performance, is not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts (the “Special Items”). The Corporation’s financial results for the second quarter and first six months of 2021 included the following Special Items:

Quarter and Six-Month Period Ended June 30, 2021

• Merger and restructuring costs of $11.0 million ($6.9 million after-tax) and $22.3 million ($13.9 million after-tax) for the second quarter and six-month period ended June 30, 2021, respectively, in connection with the BSPR acquisition integration process and related restructuring initiatives. Merger and restructuring costs in the second quarter of 2021 included approximately $1.7 million related to voluntary employee separation programs implemented in the Puerto Rico region and approximately $2.1 million related to service contracts cancellation penalties. For the first six months of 2021, charges related to voluntary and involuntary separation programs implemented in the Puerto Rico region amounted to $6.5 million. In addition, merger and restructuring costs in the 2021 periods included expenses related to system conversions and other integration related efforts, as well as accelerated depreciation charges related to planned closures and consolidation of branches in accordance with the Corporation’s integration and restructuring plan.

• Costs of $1.1 million ($0.7 million after-tax) and $2.3 million ($1.4 million after-tax) for the second quarter and six-month period ended June 30, 2021, respectively, related to COVID-19 pandemic response efforts, primarily costs related to additional cleaning, safety materials, and security measures.

The following table shows the net income reported for the quarter and six-month period ended June 30, 2022 and reconciles for the quarter and six-month period ended June 30, 2021 the reported net income to adjusted net income, a non-GAAP financial measure that excludes the Special Items identified above:

	Quarter Ended June 30,		Six-Month Period Ended June 30,

	2022	2021	2022	2021
(In thousands)
Net income, as reported (GAAP)	$74,695	$70,558	$157,295	$131,708
Adjustments:
Merger and restructuring costs	-	11,047	-	22,314
COVID-19 pandemic-related expenses	-	1,105	-	2,314
Income tax impact of adjustments (1)	-	(4,557)	-	(9,236)
Adjusted net income (Non-GAAP)	$74,695	$78,153	$157,295	$147,100

(1)	See "Basis of Presentation" below for the individual tax impact related to the above adjustments.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the excess of interest earned by First BanCorp. on its interest-earning assets over the interest incurred on its interest-bearing liabilities. First BanCorp.’s net interest income is subject to interest rate risk due to the repricing and maturity mismatch of the Corporation’s assets and liabilities. Net interest income for the quarter and six-month period ended June 30, 2022 was $196.2 million and $381.8 million, respectively, compared to $184.8 million and $361.0 million for the comparable periods in 2021. On a tax-equivalent basis and excluding the changes in the fair value of derivative instruments, net interest income for the quarter and six-month period ended June 30, 2022 was $205.6 million and $398.4 million, respectively, compared to $190.9 million and $371.7 million, respectively, for the comparable periods in 2021.

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

Part I
	Average Volume		Interest income (1) / expense		Average Rate (1)
Quarter ended June 30,	2022	2021	2022	2021	2022	2021
(Dollars in thousands)

Interest-earning assets:
Money market and other short-term investments	$1,530,353	$1,741,167	$2,873	$433	0.75%	0.10%
Government obligations (2)	2,922,226	1,895,868	10,090	6,609	1.38%	1.40%
MBS	4,081,573	4,222,478	22,804	14,352	2.24%	1.36%
FHLB stock	21,275	28,489	251	366	4.73%	5.15%
Other investments	12,595	10,973	12	6	0.38%	0.22%
Total investments (3)	8,568,022	7,898,975	36,030	21,766	1.69%	1.11%
Residential mortgage loans	2,891,403	3,357,114	40,573	45,627	5.63%	5.45%
Construction loans	124,070	177,688	1,768	5,108	5.72%	11.53%
Commercial and Industrial ("C&I")
and Commercial mortgage loans	5,054,223	5,353,657	64,500	67,027	5.12%	5.02%
Finance leases	617,399	501,734	11,410	9,322	7.41%	7.45%
Consumer loans	2,415,215	2,170,538	63,724	58,745	10.58%	10.86%
Total loans (4) (5)	11,102,310	11,560,731	181,975	185,829	6.57%	6.45%
Total interest-earning assets	$19,670,332	$19,459,706	$218,005	$207,595	4.45%	4.28%
Interest-bearing liabilities:
Brokered certificates of deposit (“CDs”)	$76,790	$146,912	$404	$768	2.11%	2.10%
Other interest-bearing deposits	10,906,676	11,131,583	7,290	10,014	0.27%	0.36%
Other borrowed funds	383,762	483,762	3,670	3,828	3.84%	3.17%
FHLB advances	200,000	356,374	1,075	2,066	2.16%	2.33%
Total interest-bearing liabilities	$11,567,228	$12,118,631	$12,439	$16,676	0.43%	0.55%
Net interest income on a tax equivalent
basis and excluding valuations			$205,566	$190,919
Interest rate spread					4.01%	3.73%
Net interest margin					4.19%	3.94%

	Average Volume		Interest income (1) / expense		Average Rate (1)
Six-Month Period Ended June 30,	2022	2021	2022	2021	2022	2021
(Dollars in thousands)

Interest-earning assets:
Money market and other short-term investments	$1,682,216	$1,585,468	$3,693	$782	0.44%	0.10%
Government obligations (2)	2,829,675	1,669,130	18,322	12,583	1.31%	1.52%
MBS	4,061,883	3,915,238	42,224	24,082	2.10%	1.24%
FHLB stock	21,370	29,851	538	767	5.08%	5.18%
Other investments	12,193	9,116	33	15	0.55%	0.33%
Total investments (3)	8,607,337	7,208,803	64,810	38,229	1.52%	1.07%
Residential mortgage loans	2,926,236	3,425,090	81,260	91,213	5.60%	5.37%
Construction loans	119,427	195,085	3,292	8,352	5.56%	8.63%
C&I and Commercial mortgage loans	5,078,910	5,392,420	126,504	133,296	5.02%	4.98%
Finance leases	602,880	491,919	22,322	18,192	7.47%	7.46%
Consumer loans	2,377,118	2,159,410	124,875	117,482	10.59%	10.97%
Total loans (4)(5)	11,104,571	11,663,924	358,253	368,535	6.51%	6.37%
Total interest-earning assets	$19,711,908	$18,872,727	$423,063	$406,764	4.33%	4.35%
Interest-bearing liabilities:
Brokered CDs	$84,210	$167,814	$881	$1,757	2.11%	2.11%
Other interest-bearing deposits	10,702,072	10,918,211	14,465	21,367	0.27%	0.39%
Other borrowed funds	404,204	483,762	7,185	7,400	3.58%	3.08%
FHLB advances	200,000	397,956	2,138	4,529	2.16%	2.29%
Total interest-bearing liabilities	$11,390,486	$11,967,743	$24,669	$35,053	0.44%	0.59%
Net interest income on a tax equivalent
basis and excluding valuations			$398,394	$371,711
Interest rate spread					3.89%	3.76%
Net interest margin					4.08%	3.97%

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

(2)	Government obligations include debt issued by government-sponsored agencies.
(3)	Unrealized gains and losses on available-for-sale debt securities are excluded from the average volumes.
(4)	Average loan balances include the average of nonaccrual loans.
(5)

Interest income on loans includes $3.0 million and $2.5 million for the quarters ended June 30, 2022 and 2021, respectively, and $5.6 million and $5.2 million for the six-month periods ended June 30, 2022 and 2021, respectively, of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2022 compared to 2021			2022 compared to 2021
	Increase (decrease)			Increase (decrease)
	Due to:			Due to:
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income on interest-earning assets:
Money market and other short-term investments	$(228)	$2,668	$2,440	$51	$2,860	$2,911
Government obligations	3,566	(85)	3,481	8,175	(2,436)	5,739
MBS	(646)	9,098	8,452	934	17,208	18,142
FHLB stock	(87)	(28)	(115)	(214)	(15)	(229)
Other investments	1	5	6	6	12	18
Total investments	2,606	11,658	14,264	8,952	17,629	26,581
Residential mortgage loans	(6,443)	1,389	(5,054)	(13,640)	3,687	(9,953)
Construction loans	(1,250)	(2,090)	(3,340)	(2,638)	(2,422)	(5,060)
C&I and Commercial mortgage loans	(3,792)	1,265	(2,527)	(7,816)	1,024	(6,792)
Finance leases	2,146	(58)	2,088	4,108	22	4,130
Consumer loans	6,550	(1,571)	4,979	11,706	(4,313)	7,393
Total loans	(2,789)	(1,065)	(3,854)	(8,280)	(2,002)	(10,282)
Total interest income	(183)	10,593	10,410	672	15,627	16,299
Interest expense on interest-bearing liabilities:
Brokered CDs	(368)	4	(364)	(875)	(1)	(876)
Non-brokered interest-bearing deposits	(199)	(2,525)	(2,724)	(415)	(6,487)	(6,902)
Other borrowed funds	(876)	718	(158)	(1,326)	1,111	(215)
FHLB advances	(850)	(141)	(991)	(2,131)	(260)	(2,391)
Total interest expense	(2,293)	(1,944)	(4,237)	(4,747)	(5,637)	(10,384)
Change in net interest income	$2,110	$12,537	$14,647	$5,419	$21,264	$26,683

Portions of the Corporation’s interest-earning assets, mostly investments in obligations of some U.S. government agencies and U.S. government-sponsored entities (“GSEs”), generate interest that is exempt from income tax, principally in Puerto Rico. Also, interest and gains on sales of investments held by the Corporation’s international banking entities (“IBEs”) are tax-exempt under Puerto Rico tax law (see Note 17 – Income Taxes, in the Corporation’s unaudited consolidated financial statements for the quarter ended June 30, 2022 for additional information). Management believes that the presentation of interest income on an adjusted tax-equivalent basis facilitates the comparison of all interest data related to these assets. The Corporation estimated the tax equivalent yield by dividing the interest rate spread on exempt assets by 1 less the Puerto Rico statutory tax rate (37.5%) and adding to it the average cost of interest-bearing liabilities. The computation considers the interest expense disallowance required by Puerto Rico tax law.

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

The following table reconciles net interest income in accordance with GAAP to net interest income, excluding valuations, and net interest income on an adjusted tax-equivalent basis for the indicated periods. The table also reconciles net interest spread and net interest margin on a GAAP basis to these items excluding valuations, and on an adjusted tax-equivalent basis:

	Quarter Ended		Six-Month Period Ended
(Dollars in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Interest Income - GAAP	$208,625	$201,459	$406,479	$396,101
Unrealized (gain) loss on derivative instruments	(9)	7	(24)	(18)
Interest income excluding valuations	208,616	201,466	406,455	396,083
Tax-equivalent adjustment	9,389	6,129	16,608	10,681
Interest income on a tax-equivalent basis and excluding valuations	$218,005	$207,595	$423,063	$406,764

Interest Expense - GAAP	$12,439	$16,676	$24,669	$35,053

Net interest income - GAAP	$196,186	$184,783	$381,810	$361,048

Net interest income excluding valuations	$196,177	$184,790	$381,786	$361,030

Net interest income on a tax-equivalent basis and excluding valuations	$205,566	$190,919	$398,394	$371,711

Average Balances
Loans and leases	$11,102,310	$11,560,731	$11,104,571	$11,663,924
Total securities, other short-term investments and interest-bearing
cash balances	8,568,022	7,898,975	8,607,337	7,208,803
Average Interest-Earning Assets	$19,670,332	$19,459,706	$19,711,908	$18,872,727

Average Interest-Bearing Liabilities	$11,567,228	$12,118,631	$11,390,486	$11,967,743

Average Yield/Rate
Average yield on interest-earning assets - GAAP	4.25%	4.15%	4.16%	4.23%
Average rate on interest-bearing liabilities - GAAP	0.43%	0.55%	0.44%	0.59%
Net interest spread - GAAP	3.82%	3.60%	3.72%	3.64%
Net interest margin - GAAP	4.00%	3.81%	3.91%	3.86%

Average yield on interest-earning assets excluding valuations	4.25%	4.15%	4.16%	4.23%
Average rate on interest-bearing liabilities	0.43%	0.55%	0.44%	0.59%
Net interest spread excluding valuations	3.82%	3.60%	3.72%	3.64%
Net interest margin excluding valuations	4.00%	3.81%	3.91%	3.86%

Average yield on interest-earning assets on a tax-equivalent basis
and excluding valuations	4.45%	4.28%	4.33%	4.35%
Average rate on interest-bearing liabilities	0.43%	0.55%	0.44%	0.59%
Net interest spread on a tax-equivalent basis and excluding valuations	4.01%	3.73%	3.89%	3.76%
Net interest margin on a tax-equivalent basis and excluding valuations	4.19%	3.94%	4.08%	3.97%

On a GAAP basis, for the quarter ended June 30, 2022, net interest income amounted to $196.2 million, an $11.4 million increase compared to net interest income of $184.8 million for the same period in 2021. The increase in net interest income was primarily due to:

• An $8.3 million increase in interest income on investment securities, mainly related to a $5.9 million increase in interest income recognized on U.S. agencies MBS mainly due to a decrease in premium amortization expense and an increase of approximately $2.6 million in interest income related to a $1.0 billion increase in the average balance of other investment securities, primarily U.S. agencies debentures.

• A $7.1 million increase in interest income on consumer loans and finance leases, mainly due to a $360.3 million increase in the average balance of this portfolio, mostly related to growth in the auto loans and finance leases portfolios, partially offset by lower average yields.

• A $4.2 million decrease in total interest expense, primarily due to: (i) a $2.7 million decrease in interest expense on interest-bearing checking, savings and non-brokered time deposits, primarily reflecting the effect of higher cost time deposits that matured and were renewed at lower rates and, to some extent, lower rates paid on savings and non-interest bearing checking accounts; (ii) a $1.0 million decrease in interest expense on FHLB advances, primarily related to a $156.4 million decrease in the average balance of FHLB advances; (iii) a $0.4 million decrease in interest expense on brokered CDs, primarily related to the $70.1 million decrease in the average balance; and (iv) a $0.1 million decrease in interest expense on other borrowed funds, primarily driven by the effects of a $100.0 million decrease in the average balance of repurchase agreements, almost entirely offset by the upward repricing of junior subordinated debentures tied to the increase in the three-month LIBOR index.

• A $2.4 million increase in interest income from interest-bearing cash balances, which consisted primarily of deposits maintained at the Federal Reserve. The increase reflects the effect of a 65 basis points increase in the average yield of interest-bearing cash balances tied to increases in the Federal Reserve funds target rate during the first half of 2022.

Partially offset by:

• A $5.5 million decrease in interest income on commercial and construction loans, mainly due to: (i) a decrease of $3.9 million in interest income attributed to a lower discount accretion for acquired commercial and construction loans driven by the early payoff of certain large commercial mortgage loans during the second quarter of 2021; (ii) the effect in the second quarter of 2021 of the benefit that resulted from interest income of approximately $2.9 million realized from deferred interest recognized on a nonaccrual construction loan paid-off during such quarter; and (iii) a $2.0 million decrease in interest income from SBA PPP loans. These variances were partially offset by the effect of higher market interest rates in the repricing of variable-rate commercial and construction loans. As of June 30, 2022, the interest rate on approximately 58% of the Corporation’s commercial and construction loans, excluding SBA PPP loans, was tied to variable interest rate indexes, including 35% tied to LIBOR indexes, 16% tied to PRIME, and 7% tied to SOFR or other indexes. During the second quarter of 2022, the one-month LIBOR, three-month LIBOR, and PRIME rate indexes increased by 134, 132, and 125 basis points, respectively.

• A $5.2 million decrease in interest income on residential mortgage loans, primarily related to a $465.7 million reduction in the average balance of this portfolio.

For the six-month period ended June 30, 2022, net interest income increased $20.8 million to $381.8 million, compared to $361.0 million for the same period in 2021. The increase in net interest income was primarily due to:

• A $17.2 million increase in interest income on investment securities, mainly related to a $13.0 million increase in interest income recognized on U.S. agencies MBS mainly due to a decrease in premium amortization expense and an increase of approximately $6.1 million in interest income related to a $1.2 billion increase in the average balance of other investment securities, primarily U.S. agencies debentures.

• An $11.5 million increase in interest income on consumer loans and finance leases, mainly due to a $328.7 million increase in the average balance of this portfolio, mostly related to growth in the auto loans and finance leases portfolios.

• A $10.4 million decrease in total interest expense, primarily due to: (i) a $6.9 million decrease in interest expense on interest-bearing checking, savings and non-brokered time deposits, primarily reflecting the effect of higher cost time deposits that matured and were renewed at lower rates and, to some extent, lower rates paid on savings and non-interest bearing checking accounts; (ii) a $2.4 million decrease in interest expense on FHLB advances, primarily related to the $198.0 million decrease in the average balance of FHLB advances; (iii) a $0.9 million decrease in interest expense on brokered CDs, primarily related to an $83.6 million decrease in the average balance; and (iv) a $0.2 million decrease in interest expense on other borrowed funds, primarily driven by the effects of a $79.6 million decrease in the average balance of repurchase agreements, almost entirely offset by the upward repricing of junior subordinated debentures tied to the increase in the three-month LIBOR index.

• A $2.9 million increase in interest income from interest-bearing cash balances, which consisted primarily of deposits maintained at the Federal Reserve. The increase reflects the effect of a 34 basis points increase in the average yield of interest-bearing cash balances tied to increases in the Federal Reserve funds target rate during the first half of 2022.

Partially offset by:

• An $11.2 million decrease in interest income on commercial and construction loans, mainly due to: (i) a decrease of $5.8 million in interest income attributed to a lower discount accretion for acquired commercial and construction loans driven by the early payoff of certain large commercial mortgage loans during the first half of 2021; (ii) interest income of approximately $2.9 million realized from deferred interest recognized on a construction loan paid-off during the second quarter of 2021; and (iii) a $4.2 million decrease in interest income from SBA PPP loans. These variances were partially offset by the effect of higher market interest rates on the repricing of variable-rate commercial and construction loans.

• A $10.1 million decrease in interest income on residential mortgage loans, primarily related to a $498.9 million reduction in the average balance of this portfolio.

The net interest margin increased by 19 basis points to 4.00% for the second quarter of 2022, compared to the same period of 2021, and by five basis points to 3.91% for the first six months of 2022, compared to the same period of 2021. The improved margin was primarily attributable to a combination of the following: (i) lower U.S. agencies MBS premium amortization expense; (ii) higher market interest rates and its effect in the repricing of variable-rate commercial loans and interest-bearing cash balances maintained at the Federal Reserve; (iii) a lower cost of funding driven by lower rates paid on interest-bearing deposits (excluding brokered CDs); and (iv) a decrease in long-term debt.

Provision for Credit Losses

The provision for credit losses consists of provisions for credit losses on loans and finance leases and unfunded loan commitments, as well as held-to-maturity and available-for-sale debt securities. The principal changes in the provision for credit losses by main categories follow:

Provision for credit losses for loans and finance leases

The provision for credit losses for loans and finance leases was an expense of $12.7 million for the second quarter of 2022, compared to a net benefit of $26.3 million for the second quarter of 2021. The variances by major portfolio category were as follows:

• Provision for credit losses for the commercial and construction loan portfolio was an expense of $0.3 million for the second quarter of 2022, compared to a net benefit of $27.9 million in the second quarter of 2021. The provision for the commercial and construction loan portfolio for the second quarter of 2022 includes consideration of increased uncertainties in the forecasted economic outlook and the related qualitative reserves, partially offset by reduced COVID-19 uncertainties. The benefit recorded during the second quarter of 2021 reflected the effect of improvements in the current and forecasted macroeconomic variables, primarily in the commercial real estate price index and unemployment rate variables at that time, and the overall decrease in the size of this portfolio in the Puerto Rico region, partially offset by charges associated with changes in certain borrowers’ financial metrics based on their most recent financial statements.

• Provision for credit losses for the consumer loans and finance leases portfolio was an expense of $15.2 million for the second quarter of 2022, compared to an expense of $0.8 million in the second quarter of 2021. The charges to the provision in the second quarter of 2022 primarily reflect the effect of the increase in size of the auto loans and finance lease portfolios as well as forecasted uncertainties regarding the outlook of macroeconomic variables and their impact on qualitative reserves. Meanwhile, the charges to the provision in the second quarter of 2021 were primarily related to the personal loans portfolio that, among other things, reflected some increases in cumulative historical charge-off levels, partially offset by reserve releases recorded for auto loans, finance leases, and credit card loans associated with improvements in macroeconomic variables, such as the regional unemployment rate and lower credit card loans outstanding.

• Provision for credit losses for the residential mortgage loan portfolio was a net benefit of $2.8 million for the second quarter of 2022, compared to an expense of $0.8 million in the second quarter of 2021. The net benefit recorded during the second quarter of 2022 was primarily related to the overall decrease in the size of the residential mortgage loan portfolio. Meanwhile, the provision recorded in the second quarter of 2021 was primarily related to the net effect of the qualitative adjustments applied to this portfolio that consider, among other things, loan resolution strategies, expectations on the outlook of macroeconomic variables, and delinquency trends.

The provision for credit losses for loans and finance leases was a net benefit of $4.3 million for the first six months of 2022, compared to a net benefit of $40.7 million for the first six months of 2021.

• Provision for credit losses for the consumer loans and finance leases portfolio was an expense of $26.2 million for the first half of 2022, compared to an expense of $5.1 million for the first half of 2021. The charges to the provision in the first six months of 2022 primarily reflect the effect of the increase in size of the auto loans and finance lease portfolios as well as forecasted uncertainties regarding the outlook of macroeconomic variables and their impact on qualitative reserves.

• Provision for credit losses for the commercial and construction loan portfolio was a net benefit of $22.8 million for the first six months of 2022, compared to a net benefit of $42.5 million for the first half of 2021. The net benefit recorded during the first six months of 2022 mainly reflects reductions in qualitative reserves associated with reduced COVID-19 uncertainties, partially offset by reserve builds related to uncertainties regarding the macroeconomic outlook. The net benefit recorded in the first half of 2021 reflected improvements in forecasted macroeconomic variables, primarily in the commercial real estate price index and unemployment rate variables at that time, and the overall decrease in the size of this portfolio in the Puerto Rico region.

• Provision for credit losses for the residential mortgage loan portfolio was a net benefit of $7.7 million for the first six months of 2022, compared to a net benefit of $3.4 million for the first half of 2021. The benefit in both periods reflects the effect of a continued decrease in the size of the residential mortgage loan portfolio.

During the first half of 2022, the Corporation applied probability weights to the baseline and alternative downside economic scenarios to estimate the ACL with the baseline scenario carrying the highest weight. For periods prior to 2022, the Corporation calculated the ACL using the baseline scenario. See “Risk Management – Credit Risk Management” below for additional information on the ACL estimation methodology and for an analysis of the ACL, non-performing assets, and related information, and “Financial Condition and Operating Data Analysis – Loan Portfolio” and “Risk Management — Credit Risk Management” below for additional information concerning the Corporation’s loan portfolio exposure in the geographic areas where the Corporation does business.

Provision for credit losses for unfunded loan commitments

The provision for credit losses for unfunded commercial and construction loan commitments and standby letters of credit was an expense of $0.8 million and $0.7 million for the second quarter and first six months of 2022, respectively, compared to a net benefit of $1.7 million and $2.4 million, for the second quarter and first six months of 2021, respectively.

Provision for credit losses for held-to-maturity and available-for-sale debt securities

The provision for credit losses for held-to-maturity debt securities was a net benefit of $3.4 million and an expense of $0.3 million for the second quarter and first six months of 2022, respectively, compared to an expense of $1.8 million for each of the second quarter and first six months of 2021. The expense recorded during the first half of 2022 was mainly due to the Corporation’s change of applying probability weights to the baseline and alternative downside economic scenarios to estimate the ACL, partially offset by a reduction in qualitative reserves driven by improvements in updated financial information of certain bond issuers received during the second quarter of 2022. Meanwhile, the charges to the provision for held-to-maturity debt securities in the first half of 2021 were mainly related to changes in some issuers’ financial metrics based on their most recent financial statements.

The provision for credit losses for available-for-sale debt securities was a net benefit of $0.4 million for the first six months of 2022, compared to an expense of $0.1 million recorded for the first half of 2021.

Non-Interest Income

Non-interest income for the second quarter of 2022 amounted to $30.9 million, compared to $29.9 million for the same period in 2021. The $1.0 million increase in non-interest income was primarily related to:

• A $1.9 million increase in other non-interest income mainly driven by a $0.8 million increase in transactional fee income from credit and debit cards, point-of-sale terminals (“POS”) and automated teller machines (“ATMs”), mainly due to higher transactional volumes; and a $0.9 million gain on the sale of a banking facility during the second quarter of 2022 related to branch consolidation efforts.

• A $0.7 million increase in insurance commission income.

• A $0.7 million increase in service charges and fees on deposit accounts, mainly due to an increase in transactional volumes.

Partially offset by:

• A $2.3 million decrease in revenues from mortgage banking activities, mainly driven by a $3.4 million decrease in net realized gain on sales of residential mortgage loans in the secondary market due to a lower volume of sales, partially offset by a lower amortization expense related to mortgage servicing rights. During the second quarters of 2022 and 2021, net gains of $2.2 million and $5.6 million, respectively, were recognized as a result of GNMA securitization transactions and whole loan sales to U.S. GSEs amounting to $64.2 million and $146.6 million, respectively.

Non-interest income for the six-month period ended June 30, 2022 amounted to $63.8 million, compared to $60.8 million for the same period in 2021. The $3.0 million increase in non-interest income was primarily due to:

• A $4.9 million increase in other non-interest income driven by a $3.0 million increase in transactional fee income from credit and debit cards, POS and ATMs; a $0.5 million increase related to higher benefit of purchased income tax credits; and the aforementioned $0.9 million gain on the sale of a banking facility during the second quarter of 2022.

• A $1.7 million increase in service charges and fees on deposit accounts, mainly due to an increase in transactional volumes.

• A $0.8 million increase in insurance commission income.

Partially offset by:

• A $4.4 million decrease in revenues from mortgage banking activities, mainly driven by a $5.8 million decrease in net realized gain on sales of residential mortgage loans in the secondary market due to a lower volume of sales, partially offset by a lower amortization expense related to mortgage servicing rights. During the first six months of 2022 and 2021, net gains of $5.7 million and $11.5 million, respectively, were recognized as a result of GNMA securitization transactions and whole loan sales to U.S. GSEs amounting to $158.1 million and $297.3 million, respectively.

Non-Interest Expenses

Non-interest expenses decreased by $21.9 million to $108.3 million for the quarter ended June 30, 2022, compared to $130.2 million for the second quarter of 2021. On a non-GAAP basis, excluding $11.0 million in merger and restructuring costs associated with the acquisition of BSPR and costs of $1.1 million related to the COVID-19 pandemic response efforts which were recognized during the second quarter of 2021, non-interest expenses decreased by $9.8 million when compared with the same quarter of the previous year. See “Basis of Presentation” below for additional information. Some of the most significant variances in adjusted non-interest expenses were as follows:

• A $4.7 million decrease in adjusted professional service fees, mainly in outsourcing technology service fees by $4.3 million, driven by a $3.5 million decrease associated with the effect in 2021 of temporary processing costs of the acquired BSPR operations.

• A $1.8 million decrease in adjusted other non-interest expenses, mainly driven by the reversal of a $1.0 million reserve for operational losses upon resolution and a $0.6 million decrease in amortization of intangible assets mainly associated to the purchased credit card relationship intangible asset recognized in connection with the acquisition of a FirstBank-branded credit card loan portfolio in 2012 which became fully amortized at the end of 2021.

• A $1.6 million decrease in adjusted occupancy and equipment expenses, primarily related to a reduction in rental expense, equipment related depreciation charges, and maintenance charges associated with branches consolidation during the first half of 2021 and 2022 and the resolution of a rent contingency during the second quarter of 2022.

• A $1.4 million increase in net gains on OREO operations, due to an increase in net realized gains on sales of OREO properties, primarily residential properties in the Puerto Rico region.

• A $1.0 million decrease in credit and debit card processing expenses, mainly due to lower credit card assessment fees.

• A $0.8 million decrease in adjusted taxes, other than income taxes, primarily related to lower municipal license taxes and license fees.

Partially offset by:

• A $1.6 million increase in adjusted employees’ compensation and benefits expenses, primarily reflecting a $1.3 million decrease in deferred loan origination costs driven by the effect of SBA PPP loan originations closed during the second quarter of 2021.

• A $0.8 million increase in adjusted business promotion expenses, mainly related to an increase in advertising, marketing and sponsorship activities, and higher credit card loyalty rewards expense due to higher transactional volumes.

Non-interest expenses for the first six months of 2022 were $215.0 million, compared to $263.5 million for the same period in 2021. On a non-GAAP basis, excluding $22.3 million in merger and restructuring costs associated with the acquisition of BSPR and costs of $2.3 million related to the COVID-19 pandemic response efforts which were recognized during 2021, non-interest expenses decreased by $23.9 million when compared with the same period of the previous year. Some of the most significant variances in adjusted non-interest expenses were as follows:

• A $11.8 million decrease in adjusted professional service fees, driven by a $9.8 million decrease in outsourced technology service fees, mainly associated with the effect in 2021 of approximately $6.6 million of temporary processing costs incurred in connection with the acquired BSPR operations prior to system conversions and costs of approximately $1.5 million incurred in connection with the platform used for SBA PPP loan originations and forgiveness funding.

• A $4.0 million increase in net gains on OREO operations, primarily reflecting: (i) a $2.4 million decrease in write-downs to the value of OREO properties, in part related to a write-down to the value of a commercial property in the Puerto Rico region recorded during the first quarter of 2021; (ii) a $1.7 million increase in net realized gains on sales of OREO properties, primarily on residential properties; and (iii) a $1.5 million decrease in OREO-related operating expenses, primarily taxes and insurance. These variances were partially offset by a $1.6 million decrease in income recognized from rental payments mainly associated to a sale of an OREO income-producing property during the second half of 2021.

• A $2.8 million decrease in adjusted other non-interest expenses mainly due to the aforementioned reversal of a $1.0 million operational loss reserve during the second quarter of 2022, a $1.3 million decrease in amortization of intangible assets mainly associated to the purchased credit card relationship intangible asset recognized in connection with the acquisition of a FirstBank-branded credit card loan portfolio in 2012 which became fully amortized at the end of 2021, and a $0.7 million decrease in supplies and printing expenses.

• A $2.4 million decrease in adjusted occupancy and equipment expenses, primarily related to a reduction in rental expense, equipment related depreciation charges, and maintenance charges associated with branches consolidation during 2021 and 2022.

• A $1.8 million decrease in adjusted taxes, other than income taxes, primarily related to lower municipal license taxes, sales and use taxes, property taxes, and license fees.

Income Taxes

For the second quarter of 2022, the Corporation recorded an income tax expense of $34.1 million compared to $40.1 million in the second quarter of 2021. The variance was primarily related to a lower estimated effective tax rate as a result of a higher proportion of exempt to taxable income when compared to the same period in 2021. For the first six months of 2022, the Corporation recorded an income tax expense of $77.1 million compared to $68.1 million for the same period in 2021. The increase in income tax expense for the first six months of 2022 is related to higher pre-tax income, partially offset by a lower estimated effective tax rate as a result of a higher proportion of exempt to taxable income when compared to the same period in 2021.

The Corporation’s estimated annual effective tax rate in the first six months of 2022, excluding entities from which a tax benefit cannot be recognized and discrete items, was 31.7%, compared to 33.2% for the first six months of 2021. The estimated annual effective tax rate, including all entities, for 2022 was 31.9% (32.3% excluding discrete items), compared to 33.6% for the first six months of 2021 (33.8% excluding discrete items). See Note 17 - Income Taxes, in the Corporation’s unaudited consolidated financial statements for the quarter ended June 30, 2022 for additional information on the Corporation’s net deferred tax asset as of June 30, 2022 and December 31, 2021.

FINANCIAL CONDITION AND OPERATING DATA ANALYSIS

Assets

The Corporation’s total assets were $19.5 billion as of June 30, 2022, a decrease of $1.3 billion from December 31, 2021. The decrease was primarily related to a $1.3 billion decrease in cash and cash equivalents mainly attributable to the overall decrease in total deposits, the repurchase of approximately 10.5 million shares of common stock for a total purchase price of $150 million, and the repayment of a $100 million repurchase agreement. In addition, the total investment securities decreased by $92.2 million, mainly related to the decrease in the fair value of available-for-sale debt securities and prepayments, partially offset by purchases of U.S. agencies and MBS. As further discussed below, these variances were partially offset by a $133.7 million increase in total loans.

The following table presents the composition of the Corporation’s loan portfolio, including loans held for sale, as of the indicated dates:

	June 30,	December 31,
	2022	2021
(In thousands)
Residential mortgage loans	$2,851,685	$2,978,895
Commercial loans:
Commercial mortgage loans	2,270,113	2,167,469
Construction loans	115,310	138,999
Commercial and Industrial loans (1)	2,862,917	2,887,251
Total commercial loans	5,248,340	5,193,719
Consumer loans and finance leases	3,106,849	2,888,044
Total loans held for investment	11,206,874	11,060,658
Less:
Allowance for credit losses for loans and finance leases	(252,152)	(269,030)
Total loans held for investment, net	$10,954,722	$10,791,628
Loans held for sale	22,601	35,155
Total loans, net	$10,977,323	$10,826,783

(1)	As of June 30, 2022 and December 31, 2021, includes $49.4 million and $145.0 million, respectively, of SBA PPP loans.

As of June 30, 2022, the Corporation’s total loan portfolio before the ACL amounted to $11.2 billion, an increase of $133.7 million compared to December 31, 2021. The growth reflects increases of $106.4 million in the Puerto Rico region and $40.4 million in the Florida region, partially offset by a decrease of $13.1 million in the Virgin Islands region. On a portfolio basis, the increase consisted of a $218.9 million growth in consumer loans, including a $197.5 million increase in auto loans and leases, and an increase of $54.6 million in commercial and construction loans (net of a $95.6 million decrease in the carrying value of the SBA PPP loan portfolio), partially offset by a reduction of $139.8 million in residential mortgage loans. Excluding the $95.6 million decrease in the carrying value of SBA PPP loans, commercial and construction loans increased by $150.2 million mainly reflecting the origination of loans related to multiple commercial relationships, each in excess of $10 million, that increased the portfolio amount by $266.0 million, partially offset by payoffs and paydowns, as further explained below.

As of June 30, 2022, loans held for investment were comprised of commercial and construction loans (47%), residential real estate loans (25%), and consumer and finance leases (28%). Of the total gross loan portfolio held for investment of $11.2 billion as of June 30, 2022, the Corporation had a credit risk concentration of approximately 79% in the Puerto Rico region, 18% in the United States region (mainly in the state of Florida), and 3% in the Virgin Islands region, as shown in the following table:

As of June 30, 2022	Puerto Rico	Virgin Islands	United States	Total
(In thousands)
Residential mortgage loans	$2,265,653	$178,879	$407,153	$2,851,685
Commercial mortgage loans	1,718,961	65,918	485,234	2,270,113
Construction loans	21,628	3,849	89,833	115,310
Commercial and Industrial loans (1)	1,795,134	74,076	993,707	2,862,917
Total commercial loans	3,535,723	143,843	1,568,774	5,248,340
Consumer loans and finance leases	3,038,048	55,581	13,220	3,106,849
Total loans held for investment, gross	$8,839,424	$378,303	$1,989,147	$11,206,874
Loans held for sale	22,425	176	-	22,601
Total loans, gross	$8,861,849	$378,479	$1,989,147	$11,229,475

(1)

As of June 30, 2022, includes $49.4 million of SBA PPP loans consisting of $40.1 million in the Puerto Rico region, $1.6 million in the Virgin Islands region, and $7.7 million in the United States region.

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

Residential Real Estate Loans

As of June 30, 2022, the Corporation’s total residential mortgage loan portfolio, including loans held for sale, decreased by $139.8 million, as compared to the balance as of December 31, 2021. The decline reflects reductions in all regions driven by repayments, foreclosures, and charge-offs, which more than offset the volume of new loan originations kept on the balance sheet. The residential mortgage loan portfolio decreased by $106.2 million in the Puerto Rico region, $24.1 million in the Florida region, and $9.5 million in the Virgin Islands region.

The majority of the Corporation’s outstanding balance of residential mortgage loans in the Puerto Rico and the Virgin Islands regions consisted of fixed-rate loans that traditionally carry higher yields than residential mortgage loans in the Florida region. In the Florida region, approximately 50% of the residential mortgage loan portfolio consisted of hybrid adjustable-rate mortgages. In accordance with the Corporation’s underwriting guidelines, residential mortgage loans are primarily fully documented loans, and the Corporation does not originate negative amortization loans.

Commercial and Construction Loans

As of June 30, 2022, the Corporation’s commercial and construction loan portfolio increased by $54.6 million (net of a $95.6 million decrease in the SBA PPP loan portfolio), as compared to the balance as of December 31, 2021.

In the Puerto Rico region, commercial and construction loans decreased by $5.3 million (net of a $62.7 million decrease in the SBA PPP loan portfolio), as compared to the balance as of December 31, 2021. Excluding the $62.7 million decrease in the SBA PPP loan portfolio, commercial and construction loans in the Puerto Rico region increased by $57.4 million, driven by the origination of loans related to six commercial relationships, each in excess of $10 million, that increased the portfolio amount by $109.8 million, partially offset by the early payoff of a $19.4 million commercial and industrial loan, and the sale of a $35.2 million commercial and industrial loan participation.

In the Florida region, commercial and construction loans increased by $67.0 million (net of a $26.3 million decrease in SBA PPP loan portfolio), as compared to the balance as of December 31, 2021. Excluding the $26.3 million decrease in the SBA PPP loan portfolio, commercial and construction loans in the Florida region increased by $93.3 million, driven by the origination of loans related to nine commercial relationships, each in excess of $10 million, that increased the portfolio amount by $156.2 million, partially offset by payoffs and paydowns.

In the Virgin Islands region, commercial and construction loans decreased by $7.1 million, driven by a $6.6 million decrease in the SBA PPP loan portfolio, as compared to the balance as of December 31, 2021.

As of June 30, 2022, the Corporation had $171.4 million outstanding in loans extended to the Puerto Rico government, its municipalities, and public corporations, compared to $178.4 million as of December 31, 2021. As of June 30, 2022, approximately $99.7 million consisted of loans extended to municipalities in Puerto Rico that are supported by assigned property tax revenues, and $31.3 million consisted of municipal special obligation bonds. In addition to loans extended to municipalities, the Corporation’s exposure to the Puerto Rico government as of June 30, 2022 included $11.7 million in loans granted to an affiliate of PREPA and $28.7 million in loans to an agency of the Puerto Rico central government.

The Corporation also has credit exposure to USVI government entities. As of June 30, 2022, the Corporation had $39.5 million in loans to USVI government public corporations, compared to $39.2 million as of December 31, 2021. As of June 30, 2022, all loans were currently performing and up to date on principal and interest payments.

As of June 30, 2022, the Corporation’s total exposure to shared national credit (“SNC”) loans (including unused commitments) amounted to $962.5 million, compared to $918.6 million as of December 31, 2021. As of June 30, 2022, approximately $145.3 million of the SNC exposure is related to the portfolio in Puerto Rico and $817.2 million is related to the portfolio in the Florida region.

Consumer Loans and Finance Leases

As of June 30, 2022, the Corporation’s consumer loan and finance lease portfolio increased by $218.9 million to $3.1 billion, as compared to the portfolio balance of $2.9 billion as of December 31, 2021. The increase was reflected in all classes within the consumer loan portfolio segment, including increases of $138.7 million and $58.8 million in the auto loans and finance leases portfolios, respectively. The growth in consumer loans is mainly reflected in the Puerto Rico region and was driven by an increased level of loan originations during the first half of 2022.

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

The following table provides a breakdown of First BanCorp.’s loan production, including purchases, refinancings, renewals and draws from existing revolving and non-revolving commitments, for the indicated periods:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2022	2021	2022	2021
(In thousands)

Residential mortgage	$126,532	$157,167	$249,045	$321,094
Commercial mortgage	205,720	100,895	333,705	132,434
Commercial and Industrial (1)	622,714	623,476	1,113,010	1,400,679
Construction	46,880	22,621	66,866	46,642
Consumer	482,252	374,018	908,719	716,081
Total loan production	$1,484,098	$1,278,177	$2,671,345	$2,616,930

(1) For the quarter and six-month period ended June 30, 2021, includes $74.1 million and $283.4 million in originations of SBA PPP loans.

During the quarter and six-month period ended June 30, 2022, total loan originations, including purchases, refinancings, and draws from existing revolving and non-revolving commitments, amounted to approximately $1.5 billion and $2.7 billion, respectively, compared to $1.3 billion and $2.6 billion, respectively, for the comparable periods in 2021. During the second quarter and six-month period ended June 30, 2021, the Corporation originated SBA PPP loans totaling $74.1 million and $283.4 million, respectively. Excluding SBA PPP loans originated in 2021, total loan originations increased by $280.0 million and $337.8 million for the second quarter and first six months of 2022, compared to the comparable periods of 2021.

Residential mortgage loan originations for the quarter and six-month period ended June 30, 2022 amounted to $126.5 million and $249.0 million, respectively, compared to $157.2 million and $321.1 million, respectively, for the comparable periods in 2021. The decrease of $30.7 million in the second quarter of 2022, as compared to the same period in 2021, reflect declines of $29.3 million and $2.6 million in the Puerto Rico and Florida regions, respectively, partially offset by an increase of $1.2 million in the Virgin Island region. For the six-month period ended June 30, 2022, the decrease of $72.1 million consisted of declines of $57.0 million and $15.5 million in the Puerto Rico and Florida regions, respectively, partially offset by an increase of $0.4 million in the Virgin Islands region. The decrease in the 2022 periods reflect lower levels of refinancings driven by the effect of higher market interest rates. Approximately 59% of the $201.4 million residential mortgage loan originations in the Puerto Rico region during the first half of 2022 were of conforming loans.

Commercial and construction loan originations (excluding government loans) for the quarter and six-month period ended June 30, 2022 amounted to $860.9 million and $1.5 billion, respectively, compared to $730.9 million and $1.6 billion, respectively, for the comparable periods in 2021. Total commercial and construction loan originations in the second quarter and six-month period ended June 30, 2021 includes SBA PPP loan originations of $74.1 million and $283.4 million, respectively. Excluding SBA PPP loan originations, commercial and construction loan originations increased by $204.1 million and $217.5 million, respectively, for the second quarter and first six months of 2022, compared to the comparable periods in 2021. The increase in the second quarter of 2022, as compared to the same quarter of the previous year, consisted of increases of $114.0 million, $74.8 million, and $15.3 million, respectively, in the Puerto Rico, Florida and Virgin Island regions. The increase in the first six months of 2022, as compared to the same periods of the previous year, consisted of increases of $99.2 million, $103.4 million, and $14.9 million, respectively, in the Puerto Rico, Florida and Virgin Island regions.

Government loan originations for the quarter and six-month period ended June 30, 2022 amounted to $14.4 million and $18.9 million, respectively, compared to $16.1 million and $19.2 million, respectively, for the comparable periods in 2021. Government loan originations during the first half of 2022 are mainly related to the renewal of a municipal loan in the Puerto Rico region and the utilization of an arranged overdraft line of credit of a government entity in the Virgin Islands region. On the other hand, government loan originations during the first half of 2021 were driven by the renewal of several loans of a government unit in the Virgin Islands region.

Originations of auto loans (including finance leases) for the quarter and six-month period ended June 30, 2022 amounted to $269.5 million and $530.8 million, respectively, compared to $234.8 million and $443.5 million, respectively, for the comparable periods in 2021. The increase in the second quarter of 2022, as compared to the same quarter of the previous year, consisted of an increase of $34.0 million and $0.7 million, respectively, in the Puerto Rico and Virgin Islands regions. The increase in the first six months of 2022, as compared to the same period of the previous year, consisted of an increase of $86.1 million and $1.2 million, respectively, in the Puerto Rico and Virgin Island regions. Personal loan originations, other than credit cards, for the quarter and six-month period ended June 30, 2022 amounted to $87.2 million and $142.8 million, respectively, compared to $38.8 million and $78.0 million, respectively, for the comparable periods in 2021. Most of the increase in personal loan originations for the quarter and six-month period ended June 30, 2022, as compared with the same periods in 2021, was in the Puerto Rico region. The utilization activity on the outstanding credit card portfolio for the quarter and six-month period ended June 30, 2022 amounted to $125.6 million and $235.0 million, respectively, compared to $100.5 million and $194.6 million, respectively, for the comparable periods in 2021.

Investment Activities

As part of its liquidity, revenue diversification and interest rate risk management strategies, First BanCorp. maintains a debt securities portfolio classified as available for sale or held to maturity.

The Corporation’s total available-for-sale debt securities portfolio as of June 30, 2022 amounted to $6.1 billion, a $372.6 million decrease from December 31, 2021. The decrease was mainly driven by a $507.8 million decrease in fair value attributable to changes in market interest rates and the prepayments of approximately $374.6 million of U.S. agencies MBS, partially offset by purchases of U.S. agencies debentures and MBS totaling $512.3 million during the first half of 2022.

As of June 30, 2022, substantially all of the Corporation’s available-for-sale debt securities portfolio was invested in U.S. government and agencies debentures and fixed-rate GSEs’ MBS. In addition, as of June 30, 2022, the Corporation held a bond issued by the PRHFA, classified as available for sale, specifically a residential pass-through MBS in the aggregate amount of $3.4 million (fair value - $2.8 million). This residential pass-through MBS issued by the PRHFA is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010 and had an unrealized loss of $0.6 million as of June 30, 2022, of which $0.4 million is due to credit deterioration. During 2021, the Corporation placed this instrument in nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.

As of June 30, 2022, the Corporation’s held-to-maturity debt securities portfolio, before the ACL, increased to $458.2 million, compared to $178.1 million as of December 31, 2021, mainly driven by purchases of GSEs’ MBS totaling $280.2 million during the second quarter of 2022. Held-to-maturity debt securities consisted of fixed-rate GSEs’ MBS and financing arrangements with Puerto Rico municipalities issued in bond form, which the Corporation accounts for as securities, but which were underwritten as loans with features that are typically found in commercial loans. Puerto Rico municipal bonds typically are not issued in bearer form, are not registered with the Securities and Exchange Commission, and are not rated by external credit agencies. These bonds have seniority to the payment of operating costs and expenses of the municipality and, in most cases, are supported by assigned property tax revenues. Approximately 73% of the Corporation’s municipality bonds consisted of obligations issued by four of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and loans. Given the uncertainties as to the effects that the fiscal position of the Puerto Rico central government, the COVID-19 pandemic, and the measures taken, or to be taken, by other government entities may have on municipalities, the Corporation cannot be certain whether future charges to the ACL on these securities will be required. As of June 30, 2022, the ACL for held-to-maturity debt securities was $8.9 million, compared to $8.6 million as of December 31, 2021.

See “Risk Management – Exposure to Puerto Rico Government” below for information and details about the Corporation’s total direct exposure to the Puerto Rico government, including municipalities and “Credit Risk Management” below for the ACL of these direct exposures.

The following table presents the carrying value of investments as of the indicated dates:

	June 30,	December 31,
	2022	2021
(In thousands)
Money market investments	$1,933	$2,682
Debt securities available for sale, at fair value:
U.S. government and agencies obligations	2,559,484	2,405,468
Puerto Rico government obligations	2,809	2,850
MBS	3,517,827	4,044,443
Other	1,000	1,000
Total debt securities available for sale, at fair value	6,081,120	6,453,761
Debt securities held-to-maturity, at amortized cost:
MBS	279,812	-
Puerto Rico municipal bonds	178,415	178,133
ACL for Puerto Rico municipal bonds held to maturity	(8,885)	(8,571)
	449,342	169,562
Equity securities, including $21.3 million and $21.5 million of FHLB stock,
as of June 30, 2022 and December 31, 2021, respectively	32,843	32,169
Total money market investments and investment securities	$6,565,238	$6,658,174

The carrying values of debt securities as of June 30, 2022, by contractual maturity (excluding MBS), are shown below:

	Carrying	Weighted
(Dollars in thousands)	Amount	Average Yield %
U.S. government and agencies obligations:
Due after one year through five years	$2,341,638	0.79
Due after five years through ten years	203,445	0.96
Due after ten years	14,401	2.04
	2,559,484	0.81
Puerto Rico government and municipalities obligations:
Due within one year	595	5.45
Due after one year through five years	15,021	2.98
Due after five years through ten years	93,031	4.64
Due after ten years	72,577	4.14
	181,224	4.31
Other debt securities:
Due within one year	1,000	0.78
Total	2,741,708	1.03
MBS	3,797,639	1.55
ACL on held-to-maturity debt securities	(8,885)	-
Total debt securities	$6,530,462	1.33

Net interest income of future periods could be affected by prepayments of MBS. Any acceleration in the prepayments of MBS purchased at a premium would lower yields on these securities, since the amortization of premiums paid upon acquisition would accelerate. Conversely, acceleration of the prepayments of MBS would increase yields on securities purchased at a discount, since the amortization of the discount would accelerate. These risks are directly linked to future period market interest rate fluctuations. Also, net interest income in future periods might be affected by the Corporation’s investment in callable debt securities. As of June 30, 2022, the Corporation had approximately $2.2 billion in callable debt securities (U.S. agencies government securities) with an average yield of 0.83%, of which approximately 56% were purchased at a discount and 6% at a premium. See “Risk Management” below for further analysis of the effects of changing interest rates on the Corporation’s net interest income and the Corporation’s interest rate risk management strategies. Also see Note 2 – Debt Securities, in the Corporation’s unaudited consolidated financial statements for the quarter ended June 30, 2022 for additional information regarding the Corporation’s debt securities portfolio.

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

The Corporation manages liquidity at two levels. The first is the liquidity of the parent company, which is the holding company that owns the banking and non-banking subsidiaries. The second is the liquidity of the banking subsidiary. During the first half of 2022, the Corporation continued to pay quarterly interest payments on the subordinated debentures associated with its trust preferred securities (“TRuPs”) and quarterly dividends on its common stock. In addition, the Corporation repurchased approximately 10.5 million shares of common stock for approximately $150 million during the six-month period ended June 30, 2022.

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

The Corporation manages its liquidity in a proactive manner and in an effort to maintain a sound liquidity position. It uses multiple measures to monitor the liquidity position, including core liquidity, basic liquidity, and time-based reserve measures. As of June 30, 2022, the estimated core liquidity reserve (which includes cash and free liquid assets) was $4.5 billion, or 23.1% of total assets, compared to $5.6 billion, or 27.0% of total assets, as of December 31, 2021. The basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 28.8% of total assets as of June 30, 2022, compared to 32.7% of total assets as of December 31, 2021. As of June 30, 2022, the Corporation had $1.1 billion available for additional credit from the FHLB. Unpledged liquid securities, mainly fixed-rate MBS and U.S. agency debentures, amounted to approximately $3.3 billion as of June 30, 2022. The Corporation does not rely on uncommitted inter-bank lines of credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure. As of June 30, 2022, the holding company had $18.4 million of cash and cash equivalents. Cash and cash equivalents at the Bank level as of June 30, 2022 were approximately $1.3 billion. The Bank had $74.1 million in brokered CDs as of June 30, 2022, of which approximately $38.8 million mature over the next twelve months. Liquidity at the Bank level is highly dependent on bank deposits, which fund 88.0% of the Bank’s assets (or 87.6% excluding brokered deposits).

Furthermore, as a provider of financial services, the Corporation routinely enters into commitments with off-balance sheet risk to meet the financial needs of its customers. These financial instruments may include loan commitments and standby letters of credit. These commitments are subject to the same credit policies and approval processes used for on-balance sheet instruments. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statements of financial condition. As of June 30, 2022, the Corporation’s commitments to extend credit amounted to approximately $2.0 billion, of which $1.2 billion related to credit card loans. Commercial and financial standby letters of credit amounted to approximately $113.0 million. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Since certain commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. For most of the commercial lines of credit, the Corporation has the option to reevaluate the agreement prior to additional disbursements. There have been no significant or unexpected draws on existing commitments. In the case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause.

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

In addition to the aforementioned off-balance sheet debt obligations and unfunded commitments to extend credit, the Corporation has obligations and commitments to make future payments under contracts, amounting to approximately $2.9 billion as of June 30, 2022. Our material cash requirements comprise primarily of contractual obligations to make future payments related to time deposits, short-term borrowings, long-term debt, and operating lease obligations. We also have other contractual cash obligations related to certain binding agreements we have entered into for services including, outsourcing of technology services, security, advertising and other services which are not material to our liquidity needs. We currently anticipate that our available funds, credit facilities, and cash flow from operations will be sufficient to meet our operational cash needs for the foreseeable future.

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

Consistent with its strategy, the Corporation has been seeking to add core deposits. As of June 30, 2022, the Corporation’s deposits, excluding government deposits and brokered CDs, decreased by $305.1 million to $14.1 billion, compared to $14.4 billion as of December 31, 2021. Certain non-maturity deposits previously reported as brokered deposits, which amounted to $200.9 million and $247.5 million, as of June 30, 2022 and December 31, 2021, respectively, were recharacterized as non-brokered deposits for both periods presented based on exclusions and clarifications of the deposit broker definition included in the FDIC Brokered Deposits Final Rule. The above-mentioned decrease of $305.1 million was primarily related to lower balances in commercial saving accounts and retail CDs primarily in the Puerto Rico region.

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

The Corporation’s principal sources of funding are:

Retail deposits – The Corporation’s deposit products include regular savings accounts, demand deposit accounts, money market accounts and retail CDs. Total deposits, excluding government deposits and brokered CDs, decreased by $305.1 million to $14.1 billion from a balance of $14.4 billion as of December 31, 2021, reflecting a decrease of $364.0 million in the Puerto Rico region, partially offset by increases of $48.8 million in the Florida region and $10.1 million in the Virgin Islands region. On a deposit type basis, the decrease was primarily reflected in retail CDs and commercial saving accounts, partially offset by an increase in demand deposits and retail saving accounts.

Government deposits – As of June 30, 2022, the Corporation had $2.3 billion of Puerto Rico public sector deposits ($2.2 billion in transactional accounts and $159.6 million in time deposits), compared to $2.7 billion as of December 31, 2021, which are fully collateralized. Approximately 26% of the public sector deposits as of June 30, 2022 was from municipalities and municipal agencies in Puerto Rico and 74% was from public corporations, the central government and agencies, and U.S. federal government agencies in Puerto Rico. The decrease was primarily related to decreases in transactional account balances of government public corporations that reflect, among other things, utilization of federal funding allocated to Puerto Rico.

In addition, as of June 30, 2022, the Corporation had $612.2 million of government deposits in the Virgin Islands region (December 31, 2021 - $568.4 million) and $11.3 million in the Florida region (December 31, 2021 - $9.6 million).

Estimate of Uninsured Deposits – As of June 30, 2022 and December 31, 2021, the estimated amount of uninsured deposits, excluding brokered CDs, totaled $8.5 billion and $8.9 billion, respectively, generally representing the portion of deposits in domestic offices that exceed the FDIC insurance limit of $250,000 and amounts in any other uninsured deposit account. The balances presented as of June 30, 2022 and December 31, 2021 include government deposits, which are uninsured but fully collateralized as previously mentioned. The amount of uninsured deposits is calculated based on the same methodologies and assumptions used for our bank regulatory reporting requirements.

The following table presents by contractual maturities the amount of U.S. time deposits in excess of FDIC insurance limits (over $250,000) and other time deposits that are otherwise uninsured as of June 30, 2022:

(In thousands)	3 months or less	3 months to 6 months	6 months to 1 year	Over 1 year	Total
U.S. time deposits in excess of FDIC insurance limits	$196,624	$120,197	$134,910	$140,721	$592,452
Other uninsured time deposits	$18,468	$13,484	$11,129	$9,468	$52,549

Brokered CDs – Total brokered CDs decreased by $26.3 million to $74.1 million as of June 30, 2022, compared to $100.4 million as of December 31, 2021.

The average remaining term to maturity of the brokered CDs outstanding as of June 30, 2022 was approximately 1.1 years.

The use of brokered CDs provides an efficient channel for funding diversification and interest rate management. Brokered CDs are insured by the FDIC up to regulatory limits; and can be obtained faster than regular retail deposits.

Refer to Net Interest Income above for information about average balances of interest-bearing deposits, and the average interest rate paid on deposits for the quarters and six-month periods ended June 30, 2022 and 2021.

Securities sold under agreements to repurchase - The Corporation’s investment portfolio is funded in part with repurchase agreements. The Corporation’s outstanding securities sold under repurchase agreements amounted to $200 million as of June 30, 2022 and mature on January 19, 2025 (December 31, 2021 - $300 million). One of the Corporation’s strategies has been the use of structured repurchase agreements and long-term repurchase agreements to reduce liquidity risk and manage exposure to interest rate risk by lengthening the final maturities of its liabilities while keeping funding costs at reasonable levels. In addition to these repurchase agreements, the Corporation has been able to maintain access to credit by using cost-effective sources such as FHLB advances. See Note 9 – Securities Sold Under Agreements to Repurchase, in the Corporation’s unaudited consolidated financial statements for the quarter ended June 30, 2022, for further details about repurchase agreements outstanding by counterparty and maturities.

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

Advances from the FHLB – The Bank is a member of the FHLB system and obtains advances to fund its operations under a collateral agreement with the FHLB that requires the Bank to maintain qualifying mortgages and/or investments as collateral for advances taken. As of each of June 30, 2022 and December 31, 2021, the outstanding balance of long-term fixed rate FHLB advances was $200 million and mature in August 2022. As of June 30, 2022, the Corporation had $1.1 billion available for additional borrowing capacity on FHLB lines of credit.

Trust-Preferred Securities – In 2004, FBP Statutory Trusts I and II, statutory trusts that are wholly-owned by the Corporation and not consolidated in the Corporation’s financial statements, sold to institutional investors variable-rate TRuPs and used the proceeds of these issuances, together with the proceeds of the purchases by the Corporation of variable rate common securities, to purchase junior subordinated deferrable debentures. The subordinated debentures are presented in the Corporation’s consolidated statements of financial condition as other borrowings. As of each of June 30, 2022 and December 31, 2021, the Corporation had subordinated debentures outstanding in the aggregate amount of $183.8 million with maturity dates from June 17, 2034 through September 20, 2034. See Note 11 – Other Borrowings and Note 7 – Non-Consolidated Variable Interest Entities (“VIE”) and Servicing Assets, in the Corporation’s unaudited consolidated financial statements for the quarter ended June 30, 2022 for additional information.

Other Sources of Funds and Liquidity - The Corporation’s principal uses of funds are for the origination of loans and the repayment of maturing deposits and borrowings. In connection with its mortgage banking activities, the Corporation has invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced capabilities improve the Corporation’s liquidity profile as they allow the Corporation to derive liquidity, if needed, from the sale of mortgage loans in the secondary market. The U.S. (including Puerto Rico) secondary mortgage market is still highly-liquid, in large part because of the sale of mortgages through guarantee programs of the FHA, VA, U.S. Department of Housing and Urban Development (“HUD”), FNMA and FHLMC. During the first six months of 2022, loans pooled into GNMA MBS amounted to approximately $79.7 million. Also, during the first six months of 2022, the Corporation sold approximately $78.4 million of performing residential mortgage loans to FNMA and FHLMC.

The Primary Credit FED Discount Window Program is a cost-efficient contingent source of funding for the Corporation given the highly-volatile market conditions. Although currently not in use, as of June 30, 2022, the Corporation had approximately $1.3 billion available for funding under the FED’s BIC Program.

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

As of the date hereof, the Corporation’s credit as a long-term issuer is rated BB+ by S&P and BB by Fitch. As of the date hereof, FirstBank’s credit ratings as a long-term issuer are B1 by Moody’s, four notches below Moody’s minimum Baa3 level required to be considered investment grade; BB+ by S&P, one notch below S&P’s minimum BBB- level required to be considered investment grade; and BB by Fitch, two notches below Fitch’s minimum BBB- level required to be considered investment grade. The Corporation’s credit ratings are dependent on a number of factors, both quantitative and qualitative, and are subject to change at any time. The disclosure of credit ratings is not a recommendation to buy, sell or hold the Corporation’s securities. Each rating should be evaluated independently of any other rating.

Cash Flows

Cash and cash equivalents were $1.3 billion as of June 30, 2022, a decrease of $1.3 billion when compared to the balance as of December 31, 2021. The following discussion highlights the major activities and transactions that affected the Corporation’s cash flows during the first six months of 2022 and 2021.

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

For the first six months of 2022 and 2021, net cash provided by operating activities was $219.6 million and $224.5 million, respectively. Net cash generated from operating activities was higher than reported net income largely as a result of adjustments for items such as depreciation and amortization, as well as cash generated from sales of loans held for sale.

Cash Flows from Investing Activities

The Corporation’s investing activities primarily relate to originating loans to be held for investment, as well as purchasing, selling and repaying available-for-sale and held-to-maturity debt securities. For the six-month period ended June 30, 2022, net cash used in investing activities was $557.7 million, primarily due to purchases of U.S. agencies debentures and MBS and net disbursements on loans held for investment, partially offset by prepayments of U.S. agencies MBS.

For the six-month period ended June 30, 2021, net cash used in investing activities was $1.4 billion, primarily due to purchases of U.S. agencies debt securities and liquidity used to fund commercial and consumer loan originations, partially offset by principal collected on loans and U.S. agencies MBS prepayments, as well as proceeds from U.S. agencies bonds called prior to maturity.

Cash Flows from Financing Activities

The Corporation’s financing activities primarily include the receipt of deposits and the issuance of brokered CDs, the issuance of and payments on long-term debt, the issuance of equity instruments and activities related to its short-term funding. For the first six months of 2022, net cash used in financing activities was $941.5 million, mainly reflecting a decrease in total deposits, the repayment at maturity of a $100 million repurchase agreement, the repurchase of 10.5 million shares of common stock for a total purchase price of approximately $150 million, and the payment of $43.3 million in dividends to common stock shareholders.

For the first six months of 2021, net cash provided by financing activities was $2.5 billion, mainly reflecting an increase in non-brokered deposits, partially offset by dividends paid on common and preferred stock, repurchases of outstanding common stock, and repayment of matured brokered CDs and FHLB advances.

Capital

As of June 30, 2022, the Corporation’s stockholders’ equity was $1.6 billion, a decrease of $543.9 million from December 31, 2021. The decrease was driven by a $507.8 million decline in the fair value of available-for-sale debt securities recorded as part of accumulated other comprehensive loss in the consolidated statements of financial condition, as a result of changes in market interest rates. The decrease also reflects the repurchase of approximately 10.5 million shares of common stock for a total purchase price of $150 million, and common stock dividends declared during the first half of 2022 totaling $43.3 million (or $0.22 per common share), partially offset by earnings generated in the first half of 2022.

On July 21, 2022, the Corporation’s Board of Directors declared a quarterly cash dividend of $0.12 per common share. The Corporation intends to continue to pay quarterly dividends on common stock. The Corporation’s common stock dividends, including the declaration, timing and amount, remain subject to the consideration and approval by the Corporation’s Board of Directors at the relevant times.

During the first quarter of 2022, the Corporation completed its prior $300 million stock repurchase program announced in 2021 by purchasing through open market transactions 3.4 million shares of its common stock for the $50 million remaining in the program. On April 27, 2022, the Corporation announced that its Board of Directors approved a new stock repurchase program, under which the Corporation may repurchase up to $350 million of its outstanding common stock, expected to be executed through the next four quarters, which commenced in the second quarter of 2022. Repurchases under the program may be executed through open market purchases, accelerated share repurchases and/or privately negotiated transactions or plans, including under plans complying with Rule 10b5-1 under the Exchange Act. The Corporation’s stock repurchase program is subject to various factors, including the Corporation’s capital position, liquidity, financial performance and alternative uses of capital, stock trading price, and general market conditions. The repurchase program may be modified, extended, suspended, or terminated at any time at the Corporation’s discretion. The Corporation’s share repurchase program does not obligate it to acquire any specific number of shares. As of August 3, 2022, the Corporation has repurchased approximately 10.71 million shares of common stock for a total purchase price of $150 million under the $350 million stock repurchased program. The Parent Company has no operations and depends on dividends, distributions and other payments from its subsidiaries to fund dividend payments, stock repurchases, and to fund all payments on its obligations, including debt obligations.

The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, and other intangible assets. Tangible assets are total assets less the previously mentioned intangible assets. See “Basis of Presentation” below for additional information.

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets, non GAAP financial measures, to total equity and total assets, respectively, as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022	December 31, 2021
(In thousands, except ratios and per share information)
Total equity - GAAP	$1,557,916	$2,101,767
Goodwill	(38,611)	(38,611)
Purchased credit card relationship intangible	(599)	(1,198)
Core deposit intangible	(24,736)	(28,571)
Insurance customer relationship intangible	(89)	(165)
Tangible common equity	$1,493,881	$2,033,222

Total assets - GAAP	$19,531,635	$20,785,275
Goodwill	(38,611)	(38,611)
Purchased credit card relationship intangible	(599)	(1,198)
Core deposit intangible	(24,736)	(28,571)
Insurance customer relationship intangible	(89)	(165)
Tangible assets	$19,467,600	$20,716,730
Common shares outstanding	191,626	201,827

Tangible common equity ratio	7.67%	9.81%
Tangible book value per common share	$7.80	$10.07

See Note 22 – Regulatory Matters, Commitments and Contingencies for the regulatory capital positions of the Corporation and FirstBank as of June 30, 2022 and December 31, 2021, respectively.

The Banking Law of the Commonwealth of Puerto Rico requires that a minimum of 10% of FirstBank’s net income for the year be transferred to a legal surplus reserve until such surplus equals the total of paid-in-capital on common and preferred stock. Amounts transferred to the legal surplus reserve from retained earnings are not available for distribution to the Corporation, including for payment as dividends to the stockholders, without the prior consent of the Puerto Rico Commissioner of Financial Institutions. The Puerto Rico Banking Law provides that, when the expenditures of a Puerto Rico commercial bank are greater than receipts, the excess of the expenditures over receipts must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the legal surplus reserve, as a reduction thereof. If the legal surplus reserve is not sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and the Bank cannot pay dividends until it can replenish the legal surplus reserve to an amount of at least 20% of the original capital contributed. FirstBank’s legal surplus reserve, included as part of retained earnings in the Corporation’s consolidated statements of financial condition, amounted to $137.6 million as of each of June 30, 2022 and December 31, 2021. There were no transfers to the legal surplus reserve during the first half of 2022.

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

As of June 30, 2022, the Corporation forecasted the 12-month net interest income assuming June 30, 2022 interest rate curves remain constant. Net interest income was then estimated under rising and falling rate scenarios. For the rising rates scenario, a gradual (ramp) parallel upward shift of the yield curve is assumed during the first twelve months (the “+200 ramp” scenario). Conversely, for the falling rates scenario, a gradual (ramp) parallel downward shift of the yield curve is assumed during the first twelve months (the “-200 ramp” scenario).

The LIBOR/Swap curve for June 30, 2022, as compared to the January 31, 2022 curve used for the December 31, 2021 sensitivity, reflected an increment in the short-term horizon, that is between one to twelve months, of 224 bps on average; while market rates increased in the medium term, that is between 2 to 5 years, by 159 bps. In the long term, that is over a 5-year-term horizon, market rates increased 122 bps as compared to January 31, 2022. A similar pattern on market rates changes were observed in the Treasury curve for the short and long term horizons mentioned above with a 173 bps increase in the short-term horizon and a 117 bps increase in the long-term horizon.

The following table presents the results of the simulations as of June 30, 2022 and December 31, 2021. Consistent with prior years, these exclude non-cash changes in the fair value of derivatives:

	June 30, 2022				December 31, 2021
	Net Interest Income Risk				Net Interest Income Risk
	(Projected for the next 12 months)				(Projected for the next 12 months)
	Static Simulation		Growing Balance Sheet		Static Simulation		Growing Balance Sheet
(Dollars in millions)	Change	% Change	Change	% Change	Change	% Change	Change	% Change
+ 200 bps ramp	$24.9	3.11%	$26.9	3.17%	$34.5	4.81%	$39.1	5.17%
- 200 bps ramp	$(32.6)	(4.06)%	$(33.2)	(3.91)%	$(12.2)	(1.70)%	$(13.5)	(1.78)%

 The Corporation continues to manage its balance sheet structure to control and limit the overall interest rate risk. As of June 30, 2022, the simulations showed that the Corporation continues to maintain an asset-sensitive position. The Corporation continues to reposition the balance sheet and improve the funding mix, mainly driven by increasing the average balance of interest-bearing demand deposits with low-rate elasticity and reducing brokered CDs, time deposits and FHLB advances. The above-mentioned growth in interest-bearing demand deposits, along with proceeds from loan repayments, U.S. agency bonds that matured or were called prior to maturity, and prepayments of U.S. agency MBS, contributed to fund the investment securities portfolio and the loan portfolio growth, while maintaining high liquidity levels.

The decrease in net interest income sensitivity for the +200bps ramp scenario, as compared to the exercise executed for balances held at December 31, 2021, was primarily related to the effect of the repricing of certain assets on the balance sheet during the first half of 2022 and lower expected prepayments speeds in U.S. agency MBS as rates move upward resulting in a decline in refinancing activity. The increase in net interest income sensitivity for the -200bps ramp scenario was driven by rate decompression as market rates move away from historically low interest rate levels, allowing for greater downward interest rates shifts.

Taking into consideration the above-mentioned facts for modeling purposes, as of June 30, 2022, the net interest income for the next twelve months under a non-static balance sheet scenario is estimated to increase by $26.9 million in the rising rate scenario, when compared against the Corporation’s flat or unchanged interest rate forecast scenario. Under the falling rate, non-static scenario the net interest income is estimated to decrease $33.2 million.

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

As of June 30, 2022 and December 31, 2021, the Corporation considered all of its derivative instruments as undesignated economic hedges. As of June 30, 2022, the aggregate balance of derivative assets was of $1.0 million, compared to $1.5 million as of December 31, 2021. As of June 30, 2022, the aggregate balance of derivative liabilities was of $0.6 million, compared to $1.2 million as of December 31, 2021. Derivative instruments include interest rate swap agreements, interest rate caps, forward contracts, interest rate lock commitments, and forward loan sales commitments. For detailed information regarding the volume of derivative activities (e.g., notional amounts), location and fair values of derivative instruments in the consolidated statements of financial condition as of December 31, 2021 and the amount of gains and losses reported in the consolidated statements of income during 2021, see Note 34 – Derivative Instruments and Hedging Activities included in the 2021 Annual Report on Form 10-K.

Credit Risk Management

First BanCorp. is subject to credit risk mainly with respect to its portfolio of loans receivable and off-balance-sheet instruments, principally loan commitments. Loans receivable represents loans that First BanCorp. holds for investment and, therefore, First BanCorp. is at risk for the term of the loan. Loan commitments represent commitments to extend credit, subject to specific conditions, for specific amounts and maturities. These commitments may expose the Corporation to credit risk and are subject to the same review and approval process as for loans made by the Bank. See “Liquidity Risk and Capital Adequacy” above for further details. The Corporation manages its credit risk through its credit policy, underwriting, independent loan review and quality control procedures, statistical analysis, comprehensive financial analysis, and established management committees. The Corporation also employs proactive collection and loss mitigation efforts. Furthermore, personnel performing structured loan workout functions are responsible for mitigating defaults and minimizing losses upon default within each region and for each business segment. In the case of the commercial and industrial, commercial mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction of non-performing assets through note sales, short sales, loss mitigation programs, and sales of OREO. In addition to the management of the resolution process for problem loans, the SAG oversees collection efforts for all loans to prevent migration to the nonaccrual and/or adversely classified status. The SAG utilizes relationship officers, collection specialists and attorneys.

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

Allowance for Credit Losses and Non-performing Assets

Allowance for Credit Losses for Loans and Finance Leases

The ACL for loans and finance leases represents the estimate of the level of reserves appropriate to absorb expected credit losses over the estimated life of the loans. The amount of the allowance is determined using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience is a significant input for the estimation of expected credit losses, as well as adjustments to historical loss information made for differences in current loan-specific risk characteristics, such as differences in underwriting standards, portfolio mix, delinquency level, or term. Additionally, the Corporation’s assessment involves evaluating key factors, which include credit and macroeconomic indicators, such as changes in unemployment rates, property values, and other relevant factors to account for current and forecasted market conditions that are likely to cause estimated credit losses over the life of the loans to differ from historical credit losses. Such factors are subject to regular review and may change to reflect updated performance trends and expectations, particularly in times of severe stress. The process includes judgments and quantitative elements that may be subject to significant change. Further, the Corporation periodically considers the need for qualitative reserves to the ACL. Qualitative adjustments may be related to and include, but are not limited to, factors such as the following: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions; (ii) organization specific risks such as credit concentrations, collateral specific risks, nature and size of the portfolio and external factors that may ultimately impact credit quality, and (iii) other limitations associated with factors such as changes in underwriting and loan resolution strategies, among others. The ACL for loans and finance leases is reviewed at least on a quarterly basis as part of the Corporation’s continued evaluation of its asset quality.

During the first half of 2022, the Corporation applied probability weights to the baseline and alternative downside economic scenarios to estimate the ACL with the baseline scenario carrying the highest weight. In weighting these macroeconomic scenarios, the Corporation applied judgment based on a variety of factors such as economic uncertainties including a prolonged conflict in Ukraine, adverse conditions created by disruptions in the supply chain and the overall inflationary environment. For periods prior to 2022, the Corporation calculated the ACL using the baseline scenario. As of June 30, 2022, the Corporation’s ACL model considered the following assumptions for key economic variables in the probability-weighted economic scenarios:

• Average increase in commercial real estate price index of 10.8% for the remainder of 2022, compared to the previous forecast of 3.5%.

• Increase in regional housing price index in Puerto Rico (purchase only prices) of 1.6% during the remainder of 2022 and year 2023, compared to a 2.5% increase in the previous forecast. For the Florida region, decrease in regional housing price index of 10.0%, compared to a 4.6% decrease in the previous forecast.

• Slight decrease in levels of regional unemployment in Puerto Rico to 7.2% for the remainder of 2022, compared to the previous forecast of 7.8%. For the Florida region and the U.S. mainland, slight decrease in unemployment rate to 3.0% and 3.8%, respectively, for the remainder of 2022, compared to 3.8% and 3.9%, respectively, in the previous forecast.

• A slight decrease in real gross domestic product (“GDP”) in the U.S. mainland to 2.2% for the remainder of 2022, compared to the previous forecast of 2.9%.

It is difficult to estimate how potential changes in one factor or input might affect the overall ACL because management considers a wide variety of factors and inputs in estimating the ACL. Changes in the factors and inputs considered may not occur at the same rate and may not be consistent across all geographies or product types, and changes in factors and inputs may be directionally inconsistent, such that improvement in one factor or input may offset deterioration in others. However, to demonstrate the sensitivity of credit loss estimates to macroeconomic forecasts as of June 30, 2022, management compared the modeled estimates under the probability-weighted economic scenarios against a more adverse scenario. Under this more adverse scenario, as an example, average unemployment rate for the Puerto Rico region increases to 7.51% for the remainder of 2022 and 9.14% during 2023, compared to 7.17% and 8.30%, respectively, for the same periods on the probability-weighted economic scenario projections.

To demonstrate the sensitivity to key economic parameters used in the calculation of our ACL at June 30, 2022, management calculated the difference between our quantitative ACL and this more adverse scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $34 million at June 30, 2022. This analysis relates only to the modeled credit loss estimates and is not intended to estimate changes in the overall ACL as it does not reflect any potential changes in other adjustments to the qualitative calculation, which would also be influenced by the judgment management applies to the modeled lifetime loss estimates to reflect the uncertainty and imprecision of these estimates based on current circumstances and conditions. Recognizing that forecasts of macroeconomic conditions are inherently uncertain, particularly in light of the recent economic conditions, management believes that its process to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected credit losses were reasonable and appropriate for the period ended June 30, 2022.

As of June 30, 2022, the ACL for loans and finance leases was $252.1 million, down $16.9 million from December 31, 2021. The reduction of the ACL for commercial and construction loans was $20.3 million, primarily reflecting reduced COVID-19 uncertainties, partially offset by uncertainties regarding the macroeconomic outlook during the second quarter of 2022. In addition, the ACL for residential mortgage loans decreased by $9.6 million, primarily due to the overall reduction in the size of this portfolio. The aforementioned ACL reductions were partially offset by an increase of $13.0 million in the ACL for consumer loans, mainly reflecting the effect of the increase in the size of the auto loans and finance leases loan portfolios and an increase in cumulative historical charge-off levels mostly related to the personal and credit card loan portfolio. Refer to Note 1 - Nature of Business and Summary of Significant Accounting Policies, in the 2021 Annual Report on Form 10-K for a description of the methodologies used by the Corporation to determine the ACL.

The ratio of the ACL for loans and finance leases to total loans held for investment decreased to 2.25% as of June 30, 2022, compared to 2.43% as of December 31, 2021. An explanation for the change for each portfolio follows:

• The ACL to total loans ratio for the residential mortgage loan portfolio decreased from 2.51% as of December 31, 2021 to 2.29% as of June 30, 2022, primarily due to continued improvements in the long-term outlook of forecasted macroeconomic variables, such as the housing price index.

• The ACL to total loans ratio for the commercial mortgage loan portfolio decreased from 2.43% as of December 31, 2021 to 1.44% as of June 30, 2022, primarily reflecting reduced COVID-19 uncertainties.

• The ACL to total loans ratio for the commercial and industrial portfolio increased from 1.19% as of December 31, 2021 to 1.26% as of June 30, 2022.

• The ACL to total loans ratio for the construction loan portfolio decreased from 2.91% as of December 31, 2021 to 1.75% as of June 30, 2022, primarily reflecting reductions in qualitative reserves mostly associated to previously-identified specific risks for a construction project in Florida that were resolved during the first quarter of 2022.

• The ACL to total loans ratio for the consumer loan portfolio increased from 3.57% as of December 31, 2021 to 3.74% as of June 30, 2022, primarily reflecting an increase in cumulative historical charge-off levels mostly related to the personal and credit card loan portfolio and uncertainties regarding the macroeconomic outlook.

The ratio of the total ACL to nonaccrual loans held for investment was 254.42% as of June 30, 2022, compared to 242.99% as of December 31, 2021.

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

As shown in the following tables, the ACL for loans and finance leases amounted to $252.1 million as of June 30, 2022, or 2.25% of total loans, compared with $325.0 million, or 2.85% of total loans, as of June 30, 2021 and $269.0 million, or 2.43% of total loans, as of December 31, 2021. See “Results of Operations - Provision for Credit Losses” above for additional information.

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021

ACL for loans and finance leases, beginning of period	$245,447	$358,936	$269,030	$385,887
Provision for credit losses - (benefit) expense:
Residential mortgage	(2,797)	825	(7,668)	(3,350)
Commercial mortgage	1,265	(27,299)	(21,375)	(36,119)
Commercial and Industrial	(1,102)	(426)	653	(5,738)
Construction	151	(196)	(2,063)	(652)
Consumer and finance leases	15,148	794	26,129	5,114
Total provision for credit losses - expense (benefit)	$12,665	$(26,302)	$(4,324)	$(40,745)
Charge-offs:
Residential mortgage	(2,079)	(2,927)	(4,607)	(5,752)
Commercial mortgage	(2)	(81)	(39)	(875)
Commercial and Industrial	(68)	(60)	(358)	(869)
Construction	(16)	-	(60)	(45)
Consumer and finance leases	(10,427)	(14,798)	(20,243)	(26,559)
Total charge-offs	$(12,592)	$(17,866)	$(25,307)	$(34,100)
Recoveries:
Residential mortgage	1,287	940	2,669	1,673
Commercial mortgage	1,218	50	1,262	104
Commercial and Industrial	589	5,869	1,624	6,133
Construction	43	38	95	74
Consumer and finance leases	3,495	3,293	7,103	5,932
Total recoveries	$6,632	$10,190	$12,753	$13,916
Net charge-offs	$(5,960)	$(7,676)	$(12,554)	$(20,184)
ACL for loans and finance leases, end of period	$252,152	$324,958	$252,152	$324,958

ACL for loans and finance leases to period-end total loans held for investment	2.25%	2.85%	2.25%	2.85%
Net charge-offs (annualized) to average loans outstanding during the period	0.21%	0.27%	0.23%	0.35%
Provision for credit losses - expense (benefit) for loans and finance leases to net charge-offs during the period	2.13x	-3.43x	-0.34x	-2.02x

The following table sets forth information concerning the allocation of the Corporation's ACL for loans and finance leases by loan category and the percentage of loan balances in each category to the total of such loans as of the indicated dates:

	As of		As of
	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Residential mortgage loans	$65,231	25%	$74,837	27%
Commercial mortgage loans	32,619	20%	52,771	20%
Commercial and Industrial loans	36,203	26%	34,284	26%
Construction loans	2,020	1%	4,048	1%
Consumer loans and finance leases	116,079	28%	103,090	26%
	$252,152	100%	$269,030	100%

The following tables set forth information concerning the composition of the Corporation's loan portfolio and related ACL as of June 30, 2022 and December 31, 2021 by loan category:

As of June 30, 2022	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Total loans held for investment:
Amortized cost of loans	$2,851,685	$2,270,113	$2,862,917	$115,310	$3,106,849	$11,206,874
Allowance for credit losses	65,231	32,619	36,203	2,020	116,079	252,152
Allowance for credit losses to amortized cost	2.29%	1.44%	1.26%	1.75%	3.74%	2.25%

As of December 31, 2021
	Residential Mortgage Loans	Commercial Mortgage Loans			Consumer and Finance Leases
				Construction Loans
(Dollars in thousands)			C&I Loans			Total
Total loans held for investment:
Amortized cost of loans	$2,978,895	$2,167,469	$2,887,251	$138,999	$2,888,044	$11,060,658
Allowance for credit losses	74,837	52,771	34,284	4,048	103,090	269,030
Allowance for credit losses to amortized cost	2.51%	2.43%	1.19%	2.91%	3.57%	2.43%

Allowance for Credit Losses for Unfunded Loan Commitments

The Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk as a result of a contractual obligation to extend credit, such as pursuant to unfunded loan commitments and standby letters of credit for commercial and construction loans, unless the obligation is unconditionally cancellable by the Corporation. The ACL for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. As of June 30, 2022, the ACL for off-balance sheet credit exposures was $2.2 million, up $0.7 million from $1.5 million as of December 31, 2021.

Allowance for Credit Losses for Held-to-Maturity Debt Securities

As of June 30, 2022, the ACL for held-to-maturity debt securities portfolio was entirely related to financing arrangements with Puerto Rico municipalities issued in bond form, which the Corporation accounts for as securities, but which were underwritten as loans with features that are typically found in commercial loans. As of June 30, 2022, the ACL for held-to-maturity debt securities was $8.9 million, compared to $8.6 million as of December 31, 2021. The increase in the ACL of $0.3 million was mainly due to the Corporation’s change of applying probability weights to the baseline and alternative downside economic scenarios to estimate the ACL. As of June 30, 2022, debt securities continue to be current and in compliance with financial covenants.

Allowance for Credit Losses for Available-for-Sale Debt Securities

The ACL for available-for-sale debt securities, which is associated with private label MBS and a residential pass-through MBS issued by the PRHFA, was $0.7 million as of June 30, 2022, compared to $1.1 million as of December 31, 2021. The decrease in the ACL is mostly related to a continued positive long-term outlook of forecasted macroeconomic variables.

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

Purchased Credit Deteriorated (“PCD”) Loans — For PCD loans, the nonaccrual status is determined in the same manner as for other loans, except for PCD loans that prior to the adoption of CECL were classified as purchased credit impaired (“PCI”) loans and accounted for under ASC Subtopic 310-30, “Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality” (ASC Subtopic 310-30). As allowed by CECL, the Corporation elected to maintain pools of loans accounted for under ASC Subtopic 310-30 as “units of accounts,” conceptually treating each pool as a single asset. Regarding interest income recognition, the prospective transition approach for PCD loans was applied at a pool level, which froze the effective interest rate of the pools as of January 1, 2020. According to regulatory guidance, the determination of nonaccrual or accrual status for PCD loans with respect to which the Corporation has made a policy election to maintain previously existing pools upon adoption of CECL should be made at the pool level, not the individual asset level. In addition, the guidance provides that the Corporation can continue accruing interest and not report the PCD loans as being in nonaccrual status if the following criteria are met: (i) the Corporation can reasonably estimate the timing and amounts of cash flows expected to be collected; and (ii) the Corporation did not acquire the asset primarily for the rewards of ownership of the underlying collateral, such as the use in operations or improving the collateral for resale. Thus, the Corporation continues to exclude these pools of PCD loans from nonaccrual loan statistics.

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

Loans Past-Due 90 Days and Still Accruing

These are accruing loans that are contractually delinquent 90 days or more. These past-due loans are either current as to interest but delinquent as to the payment of principal or are insured or guaranteed under applicable FHA, VA, or other government-guaranteed programs for residential mortgage loans. Furthermore, as required by instructions in regulatory reports, loans past due 90 days and still accruing include loans previously pooled into GNMA securities for which the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria (e.g., borrowers fails to make any payment for three consecutive months). For accounting purposes, these GNMA loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability. In addition, loans past due 90 days and still accruing include PCD loans, as mentioned above, and credit cards that continue accruing interest until charged-off at 180 days.

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

The following table presents non-performing assets as of the indicated dates:

	June 30,	December 31,
(Dollars in thousands)	2022	2021

Nonaccrual loans held for investment:
Residential mortgage	$44,588	$55,127
Commercial mortgage	24,753	25,337
Commercial and Industrial	17,079	17,135
Construction	2,375	2,664
Consumer and finance leases	10,315	10,454
Total nonaccrual loans held for investment	$99,110	$110,717
OREO	41,706	40,848
Other repossessed property	3,840	3,687
Other assets (1)	2,809	2,850
Total non-performing assets (2) (3)	$147,465	$158,102
Past due loans 90 days and still accruing (2) (4) (5)	$94,485	$115,448
Non-performing assets to total assets	0.76%	0.76%
Nonaccrual loans held for investment to total loans held for investment	0.88%	1.00%
ACL for loans and finance leases	$252,152	$269,030
ACL for loans and finance leases to total nonaccrual loans held for investment	254.42%	242.99%
ACL for loans and finance leases to total nonaccrual loans held for investment,
excluding residential real estate loans	462.48%	483.95%

(1)	Residential pass-through MBS issued by the PRHFA held as part of the available-for-sale debt securities portfolio.
(2)

Excludes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The portion of such loans contractually past due 90 days or more amounted to $15.3 million and $20.6 million as of June 30, 2022 and December 31, 2021, respectively.

(3)	Nonaccrual loans exclude $345.4 million and $363.4 million of TDR loans that were in compliance with the modified terms and in accrual status as of June 30, 2022 and December 31, 2021, respectively.
(4)

Includes residential mortgage loans insured by the FHA, guaranteed by the VA, and other government-insured loans as loans past-due 90 days and still accruing as opposed to nonaccrual loans since the principal repayment is insured. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $35.6 million and $46.6 million of residential mortgage loans insured by the FHA that were over 15 months delinquent as of June 30, 2022 and December 31, 2021, respectively.

(5)

Includes rebooked loans, which were previously pooled into GNMA securities, amounting to $10.8 million and $7.2 million as of June 30, 2022 and December 31, 2021, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

Total nonaccrual loans were $99.1 million as of June 30, 2022. This represents a decrease of $11.6 million from $110.7 million as of December 31, 2021. The decrease was primarily related to a $10.5 million decrease in nonaccrual residential mortgage loans, mostly driven by collections, including the payoff of an individual loan of approximately $1.3 million, as well as loans restored to accrual status, and foreclosures during the first half of 2022. In addition, nonaccrual commercial and construction loans decreased by $0.9 million and nonaccrual consumer loans decreased by $0.2 million.

The following table shows non-performing assets by geographic segment as of the indicated dates:

	June 30,	December 31,
(In thousands)	2022	2021
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage	$32,161	$39,256
Commercial mortgage	15,604	15,503
Commercial and Industrial	14,350	14,708
Construction	985	1,198
Consumer and finance leases	9,900	10,177
Total nonaccrual loans held for investment	73,000	80,842
OREO	37,606	36,750
Other repossessed property	3,709	3,456
Other assets	2,809	2,850
Total non-performing assets	$117,124	$123,898
Past due loans 90 days and still accruing	$92,739	$114,001

Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage	$6,455	$8,719
Commercial mortgage	9,149	9,834
Commercial and Industrial	1,830	1,476
Construction	1,390	1,466
Consumer	211	144
Total nonaccrual loans held for investment	19,035	21,639
OREO	4,100	3,450
Other repossessed property	98	187
Total non-performing assets	$23,233	$25,276
Past due loans 90 days and still accruing	$1,625	$1,265

United States:
Nonaccrual loans held for investment:
Residential mortgage	$5,972	$7,152
Commercial and Industrial	899	951
Consumer	204	133
Total nonaccrual loans held for investment	7,075	8,236
OREO	-	648
Other repossessed property	33	44
Total non-performing assets	$7,108	$8,928
Past due loans 90 days and still accruing	$121	$182

Nonaccrual commercial mortgage loans decreased by $0.6 million to $24.7 million as of June 30, 2022, from $25.3 million as of December 31, 2021. The decrease was primarily associated to collections, loans transferred to OREO, and loans restored to accrual status during 2022, partially offset by the migration to nonaccrual status of a $2.9 million commercial mortgage loan related to the health care industry in the Puerto Rico region.

Nonaccrual commercial and industrial loans amounted to $17.1 million as of June 30, 2022, remaining relatively flat when compared to December 31, 2021. During the first six months of 2022, a $1.1 million commercial and industrial loan related to the entertainment industry in the Puerto Rico region migrated to nonaccrual status. This inflow was partially offset by payoffs and paydowns.

Nonaccrual construction loans decreased by $0.3 million to $2.4 million as of June 30, 2022 from $2.7 million as of December 31, 2021.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated periods:

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter Ended June 30, 2022
Beginning balance	$26,576	$18,129	$2,543	$47,248
Plus:
Additions to nonaccrual	53	579	18	650
Less:
Loans returned to accrual status	(157)	(255)	(48)	(460)
Nonaccrual loans transferred to OREO	(88)	(273)	(67)	(428)
Nonaccrual loans charge-offs	(2)	(37)	(16)	(55)
Loan collections	(1,629)	(1,064)	(55)	(2,748)
Ending balance	$24,753	$17,079	$2,375	$44,207

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Six-month period ended June 30, 2022
Beginning balance	$25,337	$17,135	$2,664	$45,136
Plus:
Additions to nonaccrual	2,934	2,158	18	5,110
Less:
Loans returned to accrual status	(358)	(464)	(48)	(870)
Nonaccrual loans transferred to OREO	(549)	(273)	(80)	(902)
Nonaccrual loans charge-offs	(39)	(327)	(56)	(422)
Loan collections	(2,170)	(1,552)	(123)	(3,845)
Reclassification	(402)	402	-	-
Ending balance	$24,753	$17,079	$2,375	$44,207

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Quarter Ended June 30, 2021
Beginning balance	$28,548	$19,128	$6,378	$54,054
Plus:
Additions to nonaccrual	397	2,136	-	2,533
Less:
Loans returned to accrual status	(459)	(227)		(686)
Nonaccrual loans transferred to OREO	(351)	(422)		(773)
Nonaccrual loans charge-offs	(81)	(50)	-	(131)
Loan collections and others	(475)	(2,067)	(203)	(2,745)
Reclassification	(337)	337		-
Ending balance	$27,242	$18,835	$6,175	$52,252

	Commercial Mortgage	Commercial & Industrial	Construction	Total
(In thousands)
Six-month period ended June 30, 2021
Beginning balance	$29,611	$20,881	$12,971	$63,463
Plus:
Additions to nonaccrual	4,054	2,375	1	6,430
Less:
Loans returned to accrual status	(1,903)	(278)	(173)	(2,354)
Nonaccrual loans transferred to OREO	(1,011)	(1,002)	(135)	(2,148)
Nonaccrual loans charge-offs	(874)	(144)	(45)	(1,063)
Loan collections	(2,219)	(3,413)	(6,444)	(12,076)
Reclassification	(416)	416	-	-
Ending balance	$27,242	$18,835	$6,175	$52,252

Nonaccrual residential mortgage loans decreased by $10.5 million to $44.6 million as of June 30, 2022, compared to $55.1 million as of December 31, 2021. The decrease was primarily related to collections of $8.4 million, including the payoff of an individual loan of approximately $1.3 million, $8.8 million of loans restored to accrual status, and $2.1 million of foreclosures during the first half of 2022, partially offset by inflows.

The following table presents the activity of residential nonaccrual loans held for investment for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
(In thousands)	2022	2021	2022	2021
Beginning balance	$48,818	$132,339	$55,127	$125,367
Plus:
Additions to nonaccrual	4,403	6,358	9,731	23,684
Less:
Loans returned to accrual status	(5,332)	(7,649)	(8,781)	(11,507)
Nonaccrual loans transferred to OREO	(1,185)	(2,271)	(2,122)	(4,455)
Nonaccrual loans charge-offs	(515)	(2,154)	(950)	(4,337)
Loan collections	(1,601)	(4,928)	(8,417)	(7,057)
Ending balance	$44,588	$121,695	$44,588	$121,695

The amount of nonaccrual consumer loans, including finance leases, decreased by $0.2 million to $10.3 million as of June 30, 2022, compared to $10.5 million as of December 31, 2021. The decrease was primarily in personal loans and home equity lines of credit.

As of June 30, 2022, approximately $24.1 million of the loans placed in nonaccrual status, mainly commercial loans, were current, or had delinquencies of less than 90 days in their interest payments, including $14.8 million of TDRs maintained in nonaccrual status until the restructured loans meet the criteria of sustained payment performance under the revised terms for reinstatement to accrual status and there is no doubt about full collectability. Collections on these loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the six-month period ended June 30, 2022, interest income of approximately $0.7 million related to nonaccrual loans with a carrying value of $34.3 million as of June 30, 2022, mainly nonaccrual construction and commercial loans, was applied against the related principal balances under the cost-recovery method.

Total loans in early delinquency (i.e., 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $ 92.2 million as of June 30, 2022, an increase of $1.9 million, compared to $90.3 million as of December 31, 2021. The variances by major portfolio categories were as follows:

• Consumer loans in early delinquency increased by $3.9 million to $53.3 million as of June 30, 2022 and residential mortgage loans in early delinquency decreased by $0.9 million to $33.3 million as of June 30, 2022.

• Commercial and construction loans in early delinquency decreased by $1.1 million to $5.6 million as of June 30, 2022.

In addition, the Corporation provides homeownership preservation assistance to its customers through a loss mitigation program. Depending upon the nature of borrowers’ financial condition, restructurings or loan modifications through this program, as well as other restructurings of individual commercial, commercial mortgage, construction, and residential mortgage loans, fit the definition of a TDR. A restructuring of a debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Modifications involve changes in one or more of the loan terms that bring a defaulted loan current and provide sustainable affordability. Changes may include, among others, the extension of the maturity of the loan and modifications of the loan rate. See Note 3 - Loans Held for Investment to the Corporation’s unaudited consolidated financial statements for the quarter ended June 30, 2022 for additional information and statistics about the Corporation’s TDR loans.

The OREO portfolio, which is part of non-performing assets, increased by $0.9 million to $41.7 million as of June 30, 2022, compared to $40.8 million as of December 31, 2021. The following tables show the composition of the OREO portfolio as of June 30, 2022 and December 31, 2021, as well as the activity of the OREO portfolio by geographic area during the six-month period ended June 30, 2022.

OREO Composition by Region

(In thousands)	As of June 30, 2022
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$30,746	$1,034	$-	$31,780
Commercial	4,460	2,809	-	7,269
Construction	2,400	257	-	2,657
	$37,606	$4,100	$-	$41,706

(In thousands)	As of December 31, 2021
	Puerto Rico	Virgin Islands	Florida	Consolidated
Residential	$28,396	$489	$648	$29,533
Commercial	4,521	2,810	-	7,331
Construction	3,833	151	-	3,984
	$36,750	$3,450	$648	$40,848

OREO Activity by Region

(In thousands)	Six-Month Period Ended June 30, 2022
	Puerto Rico	Virgin Islands	Florida	Consolidated
Beginning Balance	$36,750	$3,450	$648	$40,848
Additions	9,919	780	-	10,699
Sales	(8,335)	(236)	(648)	(9,219)
Write-downs and other adjustments	(728)	106	-	(622)
Ending Balance	$37,606	$4,100	$-	$41,706

Net Charge-offs and Total Credit Losses

Net charge-offs totaled $6.0 million for the second quarter of 2022, or 0.21% of average loans on an annualized basis, compared to $7.7 million, or an annualized 0.27% of average loans for the second quarter of 2021. For the six-month period ended June 30, 2022, net charge-offs totaled $12.6 million, or 0.23% of average loans on an annualized basis, compared to $20.2 million, or an annualized 0.35% of average loans for the same period in 2021.

Commercial mortgage loans net recoveries in the second quarter of 2022 were $1.2 million, or an annualized 0.22% of average commercial mortgage loans, compared to net charge-offs of $31 thousand, or an annualized 0.01% of related average loans, for the second quarter of 2021. For the six-month period ended June 30, 2022, commercial mortgage loans net recoveries were $1.2 million, or an annualized 0.11% of average commercial mortgage loans, compared to net charge-offs of $0.8 million, or an annualized 0.07% of related average loans, for the same period in 2021. Commercial mortgage loans net recoveries for the second quarter and first six months of 2022 included recoveries totaling $1.2 million associated with two commercial mortgage relationships.

Construction loans net recoveries in the second quarter of 2022 were $27 thousand, or an annualized 0.09% of average construction loans, compared to $38 thousand, or an annualized 0.09% of related average loans, for the same period in 2021. Construction loans net recoveries in the first six months of 2022 were $35 thousand, or an annualized 0.06% of average construction loans, compared to $29 thousand, or an annualized 0.03% of related average loans, for the first six months of 2021.

Commercial and industrial loans net recoveries in the second quarter of 2022 were $0.5 million, or an annualized 0.07% of average commercial and industrial loans, compared to $5.8 million, or an annualized 0.74% of related average loans, for the same period in 2021. Commercial and industrial loans net recoveries in the first six months of 2022 were $1.3 million, or an annualized 0.09% of average commercial and industrial loans, compared to $5.3 million, or an annualized 0.33% of related average, for the first six months of 2021. The net recoveries in the second quarter and first six months of 2021 included a $5.2 million recovery in connection with the paydown of a nonaccrual commercial and industrial loan participation in the Puerto Rico region.

Residential mortgage loans net charge-offs in the second quarter of 2022 were $0.8 million, or an annualized 0.11% of average residential loans, compared to $2.0 million, or an annualized 0.24% of average residential mortgage loans, for the second quarter of 2021. Residential mortgage loans net charge-offs in the first six months of 2022 were $1.9 million, or an annualized 0.13% of average residential mortgage loans, compared to $4.1 million, or an annualized 0.24% of related average loans, for the first six months of 2021. Approximately $0.5 million in net charge-offs for the second quarter of 2022 and $0.9 million for the first six months of 2022 resulted from valuations of collateral dependent residential mortgage loans given high delinquency levels, compared to $2.1 million and $4.3 million for the comparable periods in 2021, respectively. Net charge-offs on residential mortgage loans also included $0.5 million and $1.8 million related to foreclosures recorded in the second quarter and first six months of 2022, respectively, compared to $0.5 million and $0.8 million recorded for the comparable periods in 2021, respectively.

Net charge-offs of consumer loans and finance leases in the second quarter of 2022 were $6.9 million, or an annualized 0.91% of related average loans, compared to $11.5 million, or an annualized 1.72% of related average loans, in the second quarter of 2021. Net charge-offs of consumer loans and finance leases in the first six months of 2022 were $13.2 million, or an annualized 0.88% of related average loans, compared to $20.6 million, or an annualized 1.56% of related average loans, in the first six months of 2021. The decrease for both periods was primarily reflected in the auto loans and credit card portfolios.

The following table presents annualized net charge-offs (or recoveries) to average loans held-in-portfolio for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Residential mortgage	0.11%	0.24%	0.13%	0.24%
Commercial mortgage	(0.22)%	0.01%	(0.11)%	0.07%
Commercial and industrial	(0.07)%	(0.74)%	(0.09)%	(0.33)%
Construction	(0.09)%	(0.09)%	(0.06)%	(0.03)%
Consumer and finance leases	0.91%	1.72%	0.88%	1.56%
Total loans	0.21%	0.27%	0.23%	0.35%

The following table presents the ratio of annualized net charge-offs (or recoveries) to average loans held in various portfolios by geographic segment for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
PUERTO RICO:
Residential mortgage	0.13%	0.33%	0.16%	0.31%
Commercial mortgage	(0.16)%	0.02%	(0.08)%	0.10%
Commercial and Industrial	(0.12)%	(1.09)%	(0.14)%	(0.55)%
Construction	(0.14)%	(0.15)%	(0.03)%	-%
Consumer and finance leases	0.93%	1.71%	0.88%	1.53%
Total loans	0.30%	0.35%	0.29%	0.42%
VIRGIN ISLANDS:
Residential mortgage	0.16%	(0.57)%	0.13%	(0.23)%
Commercial mortgage	(0.22)%	0.25%	(0.22)%	(0.24)%
Commercial and Industrial	-%	-%	(0.01)%	-%
Construction	-%	-%	-%	-%
Consumer and finance leases	0.59%	2.14%	1.18%	1.72%
Total loans	0.12%	(0.04)%	0.19%	0.06%
FLORIDA:
Residential mortgage	(0.05)%	0.06%	(0.03)%	0.06%
Commercial mortgage	(0.40)%	(0.01)%	(0.21)%	(0.01)%
Commercial and Industrial	-%	(0.12)%	-%	0.08%
Construction	(0.06)%	(0.05)%	(0.08)%	(0.05)%
Consumer and finance leases	(2.32)%	2.13%	(0.43)%	3.93%
Total loans	(0.13)%	(0.02)%	(0.06)%	0.10%

The above ratios are based on annualized charge-offs and are not necessarily indicative of the results expected for the entire year or in subsequent periods.

Total net charge-offs plus losses on OREO operations for the first six months of 2022 amounted to $10.3 million, or a loss rate of 0.19% on an annualized basis to average loans and repossessed assets, compared to losses of $21.9 million, or a loss rate of 0.37% on an annualized basis, for the same period in 2021.

The following table presents information about the OREO inventory and credit losses for the indicated periods:

	Quarter Ended		Six-Month Period Ended
	June 30,		June 30,
	2022	2021	2022	2021
(Dollars in thousands)

OREO
OREO balances, carrying value:
Residential	$31,780	$29,172	$31,780	$29,172
Commercial	7,269	31,494	7,269	31,494
Construction	2,657	5,920	2,657	5,920
Total	$41,706	$66,586	$41,706	$66,586
OREO activity (number of properties):
Beginning property inventory	442	489	418	513
Properties acquired	41	36	109	74
Properties disposed	(52)	(54)	(96)	(116)
Ending property inventory	431	471	431	471
Average holding period (in days)
Residential	658	663	658	663
Commercial	2,041	2,438	2,041	2,438
Construction	2,162	2,076	2,162	2,076
Total average holding period (in days)	995	1,628	995	1,628
OREO operations gain (loss):
Market adjustments and gains (losses) on sales:
Residential	$1,988	$451	$2,980	$811
Commercial	(62)	22	(79)	(2,146)
Construction	11	41	114	265
Total gains (losses) on sales	1,937	514	3,015	(1,070)
Other OREO operations expenses	(452)	(375)	(810)	(689)
Net Gain (Loss) on OREO operations	$1,485	$139	$2,205	$(1,759)
(CHARGE-OFFS) RECOVERIES
Residential charge-offs, net	(792)	(1,987)	(1,938)	(4,079)
Commercial recoveries, net	1,737	5,778	2,489	4,493
Construction recoveries, net	27	38	35	29
Consumer and finance leases charge-offs, net	(6,932)	(11,505)	(13,140)	(20,627)
Total charge-offs, net	(5,960)	(7,676)	(12,554)	(20,184)
TOTAL CREDIT LOSSES (1)	$(4,475)	$(7,537)	$(10,349)	$(21,943)
LOSS RATIO PER CATEGORY (2):
Residential	(0.16)%	0.18%	(0.07)%	0.19%
Commercial	(0.13)%	(0.43)%	(0.09)%	(0.09)%
Construction	(0.12)%	(0.17)%	(0.24)%	(0.29)%
Consumer	0.91%	1.72%	0.88%	1.55%
TOTAL CREDIT LOSS RATIO (3)	0.16%	0.26%	0.19%	0.37%

(1)	Equal to net gain (loss) on OREO operations plus charge-offs, net.
(2)	Calculated as net charge-offs plus market adjustments, and gains (losses) on sales of OREO divided by average loans and repossessed assets.
(3)	Calculated as net charge-offs plus net gain (loss) on OREO operations divided by average loans and repossessed assets.

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

Concentration Risk

The Corporation conducts its operations in a geographically concentrated area, as its main market is Puerto Rico. Of the total gross loan portfolio held for investment of $11.2 billion as of June 30, 2022, the Corporation had credit risk of approximately 79% in the Puerto Rico region, 18% in the United States region, and 3% in the Virgin Islands region.

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

Most recently, the Economic Development Bank for Puerto Rico’s Economic Activity Index (“EDB-EAI”), a coincident index highly correlated to Puerto Rico’s real GNP, registered a 3.3% improvement in May 2022 when compared to May 2021. The EDB-EAI has been increasing for fifteen consecutive months.

Fiscal Plan

On January 27, 2022, the PROMESA oversight board certified the 2022 Fiscal Plan for Puerto Rico. Similar to previous fiscal plans, the 2022 Fiscal Plan incorporates updated information related to the macroeconomic environment, as well as government revenues, expenditures, structural reform efforts, and recent increases in federal funding. More importantly, the 2022 Fiscal Plan reflects the Commonwealth Plan of Adjustment recently confirmed by the U.S. District Court for the District of Puerto Rico. Relative to the previous fiscal plan, the 2022 Fiscal Plan incorporates a new set of expenditure projections that factor in the now-established debt service requirements pursuant to the Plan of Adjustment, as well as additional investments enabled by the increased resources available to the government. Accordingly, the 2022 Fiscal Plan projects unrestricted surplus after debt service to average $1 billion annually between fiscal years 2022 and 2031. The 2022 Fiscal Plan prioritizes resource allocations across three major themes: (i) investing in the operational capacity of the government to deliver services with Civil Service Reform, (ii) prioritizing obligations to current and future retirees, and (iii) creating a fiscally responsible post-bankruptcy government.

The 2022 Fiscal Plan contains an updated macroeconomic forecast that reflects the adverse impact of the pandemic-induced recession at the end of fiscal year 2020, followed by a forecasted rebound and recovery in fiscal years 2021 through 2023. Similar to the previous fiscal plan, the 2022 Fiscal Plan incorporates a real growth series that was adjusted for the short-term income effects resulting from the extraordinary unemployment insurance and other pandemic-related direct transfer programs. Specifically, the revised fiscal plan estimates that Puerto Rico’s GNP will grow by 5.2% in fiscal year 2022, followed by a 0.6% growth in fiscal year 2023. Excluding the effect on household income from the unprecedented pandemic-related federal government stimulus, the 2022 Fiscal Plan estimates that real GNP growth would be 2.6% and 0.9% in fiscal years 2022 and 2023, respectively.

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

On May 2, 2022, the PROMESA oversight board announced that it filed the proposed plan of adjustment to restructure approximately $6.4 billion of claims against the Puerto Rico Highway and Transportation Authority (“HTA”). According to the PROMESA oversight board, the HTA plan of adjustment reduces HTA’s outstanding debt by more than 80% to $1.2 billion and saves Puerto Rico more than $3 billion in debt service payments. The plan also requires HTA to implement a comprehensive reorganization as defined in the HTA Fiscal Plan. In addition, it provides a path for HTA to exit bankruptcy and enables HTA to make the necessary investments to improve and maintain Puerto Rico’s roads and other transportation infrastructure.

On June 22, 2022, the Court issued an order approving HTA’s disclosure statement, ballots, and election notices on the proposed plan of adjustment. According to the order, the confirmation hearing for the plan of adjustment will be held on August 17 and 18 of 2022.

On July 29, 2022, the Court granted the Mediation Team’s and PROMESA oversight board’s request to extend through August 15, 2022 the (i) deadline for the mediation process (the “Termination Date”) and (ii) the deadline for the PROMESA oversight board to file either (a) a plan of adjustment, (b) a term sheet for a plan of adjustment, (c) a litigation schedule, or (d) a declaration and memorandum of law showing cause as to why the Court should not consider dismissal of PREPA’s Title III case (the “Path Forward Deadline”). According to the order, the Termination Date is further subject to an automatic extension or extensions through and including September 9, 2022, at the Mediation Team’s discretion subject to meeting certain requirements established in the Court order. Upon filing of an extension notice for the Termination Date, the Path Forward Deadline will automatically be extended to the concurrent extended Termination Date.

Other Developments

On June 30, 2022, the PROMESA oversight board announced the certification of a $28 billion consolidated budget for the Commonwealth of Puerto Rico. According to the PROMESA oversight board, the budget for the fiscal year that starts on July 1, 2022, is comprised of the $12.4 billion general fund budget for the Government’s day-to-day operations, the $4.5 billion special revenue fund dedicated to particular uses, and $11.2 billion in funding from the U.S. Federal Government. The 2023 consolidated budget ensures funding for government services and the priorities set by the Government of Puerto Rico and the PROMESA oversight board, including $5.5 billion for public health and $4.6 billion for education. The certified budget also includes $3.1 billion for families and children, $2.6 billion for pension payments to retired government employees, $1.3 billion mostly to protect future government pensions from economic uncertainty, and $1.1 billion for debt-related obligations.

Exposure to Puerto Rico Government

As of June 30, 2022, the Corporation had $353.2 million of direct exposure to the Puerto Rico government, its municipalities and public corporations, compared to $360.1 million as of December 31, 2021. As of June 30, 2022, approximately $187.6 million of the exposure consisted of loans and obligations of municipalities in Puerto Rico that are supported by assigned property tax revenues and for which, in most cases, the good faith, credit and unlimited taxing power of the applicable municipality have been pledged to their repayment, and $121.8 million consisted of municipal revenue or special obligation bonds. Approximately 71% of the Corporation’s exposure to Puerto Rico municipalities consisted primarily of senior priority obligations concentrated in four of the largest municipalities in Puerto Rico. The municipalities are required by law to levy special property taxes in such amounts as are required for the payment of all of their respective general obligation bonds and notes. Furthermore, municipalities are also likely to be affected by the negative economic and other effects resulting from the COVID-19 pandemic, as well as expense, revenue, or cash management measures taken to address the Puerto Rico government’s fiscal problems and measures included in fiscal plans of other government entities. In addition to municipalities, the total direct exposure also included $11.7 million in loans to an affiliate of PREPA, $28.7 million in loans to an agency of the Puerto Rico central government, and obligations of the Puerto Rico government, specifically a residential pass-through MBS issued by the PRHFA, at an amortized cost of $3.4 million as part of its available-for-sale debt securities portfolio (fair value of $2.8 million as of June 30, 2022).

The following table details the Corporation’s total direct exposure to Puerto Rico government obligations according to their maturities:

	As of June 30, 2022
	Investment
	Portfolio		Total
	(Amortized cost)	Loans	Exposure
(In thousands)
Puerto Rico Housing Finance Authority:
After 10 years	$3,441	$-	$3,441
Total Puerto Rico Housing Finance Authority	3,441	-	3,441

Puerto Rico public corporation:
After 5 to 10 years	-	28,690	28,690
Total Puerto Rico public corporation	-	28,690	28,690

Affiliate of the Puerto Rico Electric Power Authority:
Due within one year	-	11,680	11,680
Total Puerto Rico government affiliate	-	11,680	11,680
Total Puerto Rico public corporations and government affiliate	-	40,370	40,370

Municipalities:
Due within one year	595	886	1,481
After 1 to 5 years	15,021	74,455	89,476
After 5 to 10 years	93,031	55,679	148,710
After 10 years	69,768	-	69,768
Total Municipalities	178,415	131,020	309,435
Total Direct Government Exposure	$181,856	$171,390	$353,246

In addition, as of June 30, 2022, the Corporation had $88.5 million in exposure to residential mortgage loans that are guaranteed by the PRHFA, a governmental instrumentality that has been designated as a covered entity under PROMESA (December 31, 2021 – $92.8 million). Residential mortgage loans guaranteed by the PRHFA are secured by the underlying properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default. The Puerto Rico government guarantees up to $75 million of the principal for all loans under the mortgage loan insurance program. According to the most recently released audited financial statements of the PRHFA, as of June 30, 2019, the PRHFA’s mortgage loans insurance program covered loans in an aggregate amount of approximately $557 million. The regulations adopted by the PRHFA, requires the establishment of adequate reserves to guarantee the solvency of the mortgage loans insurance program. As of June 30, 2019, the most recent date as of which information is available, the PRHFA had an unrestricted deficit of approximately $5.2 million with respect to required reserves for the mortgage loan insurance program.

As of June 30, 2022, the Corporation had $2.3 billion of public sector deposits in Puerto Rico, compared to $2.7 billion as of December 31, 2021. Approximately 26% of the public sector deposits as of June 30, 2022 was from municipalities and municipal agencies in Puerto Rico and 74% was from the public corporation, the Puerto Rico central government and agencies, and U.S. federal government agencies in Puerto Rico.

Exposure to USVI Government

The Corporation has operations in the USVI and has credit exposure to USVI government entities.

For many years, the USVI has been experiencing a number of fiscal and economic challenges that have deteriorated the overall financial and economic conditions in the area. Between 2008 and 2017, the USVI real GDP contracted at a compound annual rate of -4.2%. On March 4, 2022, the United States Bureau of Economic Analysis (the “BEA”) released its estimates of GDP for 2020. According to the BEA, the USVI’s real GDP decreased 2.2%. Also, the BEA revised its previously published real GDP growth estimate for 2019 from 2.2% to 2.8%. According to the BEA, the decline in real GDP for 2020 reflected decreases in exports of services, private fixed investment, personal consumption expenditures, and government spending primarily as a result of the effects of the COVID-19 pandemic. Exports of services, which consists primarily of spending by visitors, decreased 43.5%, while private fixed investment decreased 27.7%. These decreases were partly offset by an increase in private inventory investment, reflecting an increase in crude oil and other petroleum products imported and store in the islands. In addition, imports declined by 10.6% as a result of reductions in imports of goods including consumer goods and equipment, and in import of services. According to the BEA, expenditures funded by the various federal grants and transfer payments are reflected in the GDP estimates; however, the full effects of the pandemic cannot be quantified in the GDP statistics for the USVI because the impacts are generally embedded in source data and cannot be separately identified.

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

On April 6, 2022, the USVI Government announced the closing of the Matching Fund Special Purpose Securitization Corporation’s Series 2022 Bonds for approximately $950 million to refinance the outstanding matching fund revenue bonds issued by the Virgin Islands Public Finance Authority, with a stated goal of freeing up funds to provide financial stability to the Government Employee Retirement System (the “GERS”).

As of June 30, 2022, the Corporation had $39.5 million in loans to USVI public corporations, compared to $39.2 million as of December 31, 2021. As of June 30, 2022, all loans were currently performing and up to date on principal and interest payments.

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

BASIS OF PRESENTATION

The Corporation has included in this Form 10-Q the following financial measures that are not recognized under GAAP, which are referred to as non-GAAP financial measures:

1. Net interest income, interest rate spread, and net interest margin excluding the changes in the fair value of derivative instruments and on a tax-equivalent basis are reported in order to provide to investors additional information about the Corporation’s net interest income that management uses and believes should facilitate comparability and analysis of the periods presented. The changes in the fair value of derivative instruments have no effect on interest due or interest earned on interest-bearing liabilities or interest-earning assets, respectively. The tax-equivalent adjustment to net interest income recognizes the income tax savings when comparing taxable and tax-exempt assets and assumes a marginal income tax rate. Income from tax-exempt earning assets is increased by an amount equivalent to the taxes that would have been paid if this income had been taxable at statutory rates. Management believes that it is a standard practice in the banking industry to present net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis. This adjustment puts all earning assets, most notably tax-exempt securities and tax-exempt loans, on a common basis that facilitates comparison of results to the results of peers. See “Results of Operations - Net Interest Income” above for the table that reconciles the net interest income calculated and presented in accordance with GAAP with the non-GAAP financial measure “net interest income on a tax-equivalent basis and excluding valuations.” The table also reconciles net interest spread and margin calculated and presented in accordance with GAAP with the non-GAAP financial measures “net interest spread and margin on a tax-equivalent basis and excluding valuations.”

2. The tangible common equity ratio and tangible book value per common share are non-GAAP financial measures that management believes are generally used by the financial community to evaluate capital adequacy. Tangible common equity is total equity less preferred equity, goodwill, and other intangibles. Similarly, tangible assets are total assets less goodwill and other intangibles. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase method of accounting for mergers and acquisitions. Accordingly, the Corporation believes that disclosures of these financial measures may be useful to investors. Neither tangible common equity nor tangible assets, or the related measures, should be considered in isolation or as a substitute for stockholders’ equity, total assets, or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets, and any other related measures may differ from that of other companies reporting measures with similar names. See “Risk Management – Capital” above for a reconciliation of the Corporation’s tangible common equity and tangible assets.

3. To supplement the Corporation’s financial statements presented in accordance with GAAP, the Corporation uses, and believes that investors would benefit from disclosure of, non-GAAP financial measures that reflect adjustments to net income and non-interest expenses to exclude items that management identifies as Special Items because management believes they are not reflective of core operating performance, are not expected to reoccur with any regularity or may reoccur at uncertain times and in uncertain amounts. This Form 10-Q includes the following non-GAAP financial measures for the quarter and six-month periods ended June 30, 2021 that reflect the described items that were excluded for one of those reasons.

Net income for the second quarter and first six months of 2022 does not reflect the effect of any Special Items, whereas adjusted net income for the second quarter and first six months of 2021 reflects the exclusion of the following Special Items:

• Merger and restructuring costs of $11.0 million and $22.3 million recorded in the second quarter and first six months of 2021, respectively, related to transaction costs and restructuring initiatives in connection with the acquisition of BSPR.

• COVID-19 pandemic-related expenses of $1.1 million and $2.3 million recorded in the second quarter and first six months of 2021, respectively.

• The tax-related effects of all the pre-tax items mentioned in the above bullets as follows:

- Tax benefit of $4.1 million and $8.3 million in the second quarter and first six months of 2021, respectively, related to merger and restructuring costs in connection with the acquisition of BSPR (calculated based on the statutory tax rate of 37.5%).

- Tax benefit of $0.4 million and $0.9 million in the second quarter and first six months of 2021, respectively, in connection with the COVID-19 pandemic-related expenses (calculated based on the statutory tax rate of 37.5%).

See “Overview of Results of Operations” above for the reconciliation of the non-GAAP financial measure “adjusted net income” to the GAAP financial measure.

Adjusted non-interest expenses – The following table reconciles for the second quarter and first six months of 2021 the non-interest expenses to adjusted non-interest expenses, which is a non-GAAP financial measure that excludes the relevant Special Items identified above:

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

Management believes that the presentation of adjusted net income, adjusted non-interest expenses and adjustments to the various components of non-interest expenses enhances the ability of analysts and investors to analyze trends in the Corporation’s business and understand the performance of the Corporation. In addition, the Corporation may utilize these non-GAAP financial measures as a guide in its budgeting and long-term planning process. Any analysis of these non-GAAP financial measures should be used only in conjunction with results presented in accordance with GAAP.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk to which the Corporation is exposed, see the information contained in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management.”

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

First BanCorp.’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of First BanCorp.’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on this evaluation as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective and provide reasonable assurance that the information required to be disclosed by the Corporation in reports that the Corporation files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and reported to the Corporation’s management, including the Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Internal Control over Financial Reporting

There have been no changes to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 22 – Regulatory Matters, Commitments and Contingencies, to the Corporation’s unaudited consolidated financial statements for the quarter ended June 30, 2022, which is incorporated by reference in this Item 1.

ITEM 1A. RISK FACTORS

The Corporation’s business, operating results and/or the market price of our common stock may be significantly affected by a number of factors. For a detailed discussion of certain risk factors that could affect the Corporation’s future operations, financial condition or results for future periods are set forth in Part I, Item 1A., “Risk Factors,” in the 2021 Annual Report on Form 10-K. These risk factors, and others, could cause actual results to differ materially from historical results or the results contemplated by the forward-looking statements contained in this report. Also, refer to the discussion in “Forward Looking Statements” and Part I, Item 2., “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Quarterly Report on Form 10-Q for additional information that may supplement or update the discussion of risk factors in the 2021 Annual Report on Form 10-K.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation did not have any unregistered sales of equity securities during the quarter ended June 30, 2022.

Issuer Purchases of Equity Securities

The following table provides information in relation to the Corporation’s purchases of shares of its common stock during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under These Plans or Programs (In thousands) (1)

April 1, 2022 - April 30, 2022	-		$-	-	$350,000
May 1, 2022 - May 31, 2022	5,695,062		13.92	5,695,062	270,699
June 1, 2022 - June 30, 2022	1,374,201		15.06	1,374,201	250,000
Total	7,069,263	(2)		7,069,263

(1)

As of June 30, 2022, the Corporation was authorized to purchase up to $350 million of the Corporation’s stock under the stock repurchase program, that was publicly announced on April 27, 2022, of which $100 million had been utilized. The remaining $250 million in the table represents the remaining authorization amount under the stock repurchase program as of June 30, 2022. The stock repurchase program does not obligate the Corporation to acquire any specific number of shares and may be modified, extended, suspended, or terminated at any time at the Corporation's discretion. Under the stock repurchase program, shares may be repurchased through open market purchases, accelerated share repurchases and/or privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

(2)			Total shares of common stock repurchased in the open market at an average price of $14.15 for a total purchase price of approximately $100.0 million.

ITEM 6. EXHIBITS

See the Exhibit Index below, which is incorporated by reference herein:

Exhibit Index

31.1	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document, filed herewith. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith
104	The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant

Date: August 9, 2022	By: /s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer

Date: August 9, 2022	By: /s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer