Form 10-Q
period 2022-09-30
FIRST BANCORP /PR/
filed 2022-11-08
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
____________
FORM
10-Q
(Mark One)
[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2022
or
[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________________ to

___________________
COMMISSION FILE NUMBER
001-14793
FIRST BANCORP.
(EXACT NAME OF REGISTRANT AS SPECIFIED

IN ITS CHARTER)
Puerto Rico

66-0561882
(State or other jurisdiction of
incorporation or organization)
(I.R.S. Employer
Identification No.)
1519 Ponce de León Avenue, Stop 23
San Juan
,
Puerto Rico

(Address of principal executive offices)
00908
(Zip Code)
(
787
)
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
the Exchange Act.

Large accelerated filer ☑

Accelerated filer ☐
Non-accelerated filer ☐

Smaller reporting company

☐
Emerging growth company

☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any

new or revised
financial accounting standards provided pursuant to Section 13(a)

of the Exchange Act.

Indicate by check mark whether the registrant is a shell company

(as defined in Rule 12b-2 of the Exchange Act).

Yes
☐

No
☑

Indicate the number of shares outstanding of each of the

issuer’s classes of common stock, as of the latest practicable date.
Common stock:
184,611,527

shares outstanding as of October 31, 2022.

FIRST BANCORP.
INDEX PAGE
PART

I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements:
Consolidated Statements of

Financial Condition

(Unaudited) as of

September 30, 2022

and December 31,
2021

6
Consolidated Statements of Income (Unaudited) – Quarters ended

September 30, 2022 and 2021 and nine-
month periods ended September 30, 2022 and 2021
7
Consolidated

Statements of

Comprehensive (Loss)

Income (Unaudited)

– Quarters

ended September

30,
2022 and 2021 and nine-month periods ended September 30, 2022 and 2021
8
Consolidated Statements of Cash Flows (Unaudited) – Nine-month periods ended September 30, 2022 and
2021

9
Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited) – Quarters ended September 30,
2022 and 2021 and nine-month periods ended September 30, 2022 and 2021

10

Notes to Consolidated Financial Statements (Unaudited)

11
Item 2. Management’s Discussion

and Analysis of Financial Condition and Results of Operations

81
Item 3. Quantitative and Qualitative Disclosures About Market Risk

142
Item 4. Controls and Procedures

142
PART

II. OTHER INFORMATION
Item 1.

Legal Proceedings

143
Item 1A. Risk Factors
143
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds
144
Item 6.

Exhibits

145
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
●
the

impact

that

Hurricane

Fiona

will

have

on

the

economy

in

the

regions

impacted,

both

positive

and

negative,

for

the
Corporation’s

commercial and

retail customers,

which will

depend on

the extent to

which rebuilding

efforts and

disaster relief
money stimulate economic activity and the ultimate effect

on loan collection;
●
the impact

of rising

interest rates

and inflation

on the

Corporation, including

a decrease

in demand

for new

loan originations
and

refinancings,

increased

competition

for

borrowers,

attrition

in

deposits,

and

an

increase

in

non-interest

expenses

which
would

have

an

impact

on

the

Corporation’s

margins

and

may

have

an

adverse

impact

on

origination

volumes

and

financial
performance;
●
uncertainties

relating

to

the

duration

of

the

COVID-19

pandemic

and

its

impact

on

the

Corporation’s

business,

operations,
employees, credit quality,

financial condition and net income;
●
risks related to

the Corporation’s

participation in

government responses

or programs

related to the

COVID-19 pandemic,

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
●
general

competitive

factors,

industry

consolidation

and

other

market

risks

as

well

as

the

implementation

of

strategic

growth
opportunities, including risks, uncertainties and other factors or events to any business acquisitions or dispositions;

●
uncertainty as to the

ultimate outcome of

the debt restructuring plan

of Puerto Rico (“Plan

of Adjustment” or “PoA”)

and 2022
Fiscal Plan

for Puerto

Rico as

certified by

the Financial

Oversight and

Management Board

for Puerto

Rico (“the

2022 Fiscal
Plan”),

or

any

revisions

to

it,

on

our

clients

and

loan

portfolios

and

any

potential

impact

from

future

economic

or

political
developments in Puerto Rico;
●
the

impact

that

a

slowdown

in

the

economy

and

an

increase

in

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
●
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
●
adverse

changes

in

general

economic

conditions

in

Puerto

Rico,

the

United

States

(“U.S.”),

the

U.S.

Virgin

Islands

(the
“USVI”),

and

the

British

Virgin

Islands

(the

“BVI”),

including

the

interest

rate

environment,

market

liquidity,

housing
absorption rates, real estate prices, and disruptions in

the U.S. capital markets, including as a result of past

or future widespread
health

emergencies,

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

(the “FDIC”), governmen

t-sponsored housing

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
September 30, 2022 December 31, 2021
(In thousands, except for share information)
ASSETS
Cash and due from banks $
552,933
$
2,540,376
Money market investments:
Time deposits with other financial institutions
300
300
Other short-term investments
1,757
2,382
Total money market investments
2,057
2,682
Available-for-sale debt securities, at fair value:
Securities pledged with creditors’ rights to repledge
205,635
321,180
Other available-for-sale debt securities
5,463,054
6,132,581
Total available-for-sale debt securities, at fair value (amortized cost 2022 - $
6,527,684
;
2021 - $
6,534,503
; ACL of $
664

as of September 30, 2022 and $
1,105

as of December 31, 2021)
5,668,689
6,453,761
Held-to-maturity debt securities, at amortized cost, net of ACL of $
8,257

as of September 30, 2022 and $
8,571
as of December 31, 2021 (fair value 2022 - $
429,530
; 2021 - $
167,147
)
437,605
169,562
Equity securities
24,727
32,169
Loans, net of ACL of $
257,859

(2021 - $
269,030
)
11,040,759
10,791,628
Mortgage loans held for sale, at lower of cost or market
12,169
35,155
Total loans, net
11,052,928
10,826,783
Premises and equipment, net
143,429
146,417
Other real estate owned (“OREO”)
38,682
40,848
Accrued interest receivable on loans and investments
61,108
61,507
Deferred tax asset, net
166,100
208,482
Goodwill
38,611
38,611
Intangible assets
23,245
29,934
Other assets
231,920
234,143
Total assets $
18,442,034
$
20,785,275
LIABILITIES
Non-interest-bearing deposits $
6,235,782
$
7,027,513
Interest-bearing deposits
10,333,799
10,757,381
Total deposits
16,569,581
17,784,894
Securities sold under agreements to repurchase
200,000
300,000
FHLB advances
-
200,000
Other borrowings
183,762
183,762
Accounts payable and other liabilities
223,358
214,852
Total liabilities
17,176,701
18,683,508
STOCKHOLDERSʼ EQUITY
Common stock, $$
0.10

par value, authorized,
2,000,000,000

shares;
223,663,116

shares issued;
186,257,659

shares
outstanding (2021 -
201,826,505

shares outstanding)
22,366
22,366
Additional paid-in capital (See Note 1)
969,370
972,547
Retained earnings, includes legal surplus reserve of $
137,591
1,593,284
1,427,295
Treasury stock at cost (See Note 1)
(456,994)
(236,442)
Accumulated other comprehensive loss, net of tax of $
9,786
(862,693)
(83,999)
Total stockholdersʼ equity
1,265,333
2,101,767

Total liabilities and stockholders' equity
$
18,442,034
$
20,785,275
The accompanying notes are an integral part of these financial statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2022 2021 2022 2021
(In thousands, except per share information)
Interest and dividend income:
Loans $
191,740
$
178,956
$
544,788
$
541,763
Investment securities
26,289
20,248
76,027
52,760
Money market investments and interest-bearing cash accounts
4,654
968
8,347
1,750
Total interest and dividend income
222,683
200,172
629,162
596,273
Interest expense:
Deposits
9,978
9,682
25,324
32,806
Securities sold under agreements to repurchase
1,993
2,571
6,147
7,392
Advances from FHLB
529
1,899
2,667
6,428
Other borrowings
2,273
1,277
5,304
3,856
Total interest expense
14,773
15,429
39,442
50,482
Net interest income
207,910
184,743
589,720
545,791
Provision for credit losses - expense (benefit):
Loans and finance leases
14,352
(8,734)
10,028
(49,479)
Unfunded loan commitments
2,071
(971)
2,705
(3,346)
Debt securities
(640)
(2,377)
(749)
(664)
Provision for credit losses - expense (benefit)
15,783
(12,082)
11,984
(53,489)
Net interest income after provision for credit losses
192,127
196,825
577,736
599,280
Non-interest income:
Service charges and fees on deposit accounts
9,820
8,690
28,649
25,782
Mortgage banking activities
3,400
6,098
12,688
19,775
Insurance commission income
2,624
2,318
10,845
9,774
Other non-interest income
13,849
12,840
41,310
35,455
Total non-interest income

29,693
29,946
93,492
90,786
Non-interest expenses:
Employees’ compensation and benefits
52,939
50,220
153,797
150,776
Occupancy and equipment
22,543
23,306
66,434
71,664
Business promotion
5,136
3,370
12,641
9,565
Professional service fees
12,549
13,554
35,179
48,019
Taxes, other than income taxes
5,349
5,238
15,056
17,013
FDIC deposit insurance
1,466
1,381
4,605
5,291
Net gain on OREO operations
(1,064)
(2,288)
(3,269)
(529)
Credit and debit card processing expenses
6,410
5,573
16,374
16,646
Communications
2,272
2,250
6,401
7,119
Merger and restructuring costs
-
2,268
-
24,582
Other non-interest expenses
7,589
9,164
22,956
27,363
Total non-interest expenses
115,189
114,036
330,174
377,509
Income before income taxes
106,631
112,735
341,054
312,557
Income tax expense
32,028
37,057
109,156
105,171
Net income $
74,603
$
75,678
$
231,898
$
207,386
Net income attributable to common stockholders $
74,603
$
75,009
$
231,898
$
205,379
Net income per common share:
Basic $
0.40
$
0.36
$
1.20
$
0.97
Diluted $
0.40
$
0.36
$
1.19
$
0.96
The accompanying notes are an integral part of these financial statements.

FIRST BANCORP.
CONSOLIDATED

STATEMENTS OF COMPREHENSIVE (LOSS)

INCOME
(Unaudited)
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2022 2021 2022 2021
(In thousands)
Net income $
74,603
$
75,678
$
231,898
$
207,386
Other comprehensive loss, net of tax:
Available-for-sale debt securities:
Net unrealized holding losses on debt securities
(270,937)
(18,740)
(778,694)
(89,173)
Other comprehensive loss for the period, net of tax
(270,937)
(18,740)
(778,694)
(89,173)
Total comprehensive (loss) income $
(196,334)
$
56,938
$
(546,796)
$
118,213
The accompanying notes are an integral part of these financial statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine-Month Period Ended
September 30, September 30,
2022 2021
(In thousands)
Cash flows from operating activities:
Net income

$
231,898
$
207,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
16,810
18,936
Amortization of intangible assets
6,689
8,652
Provision for credit losses - expense (benefit)
11,984
(53,489)
Deferred income tax expense
42,382
85,969
Stock-based compensation

3,994
4,100
Unrealized gain on derivative instruments
(1,502)
(3,516)
Net gain on disposals or sales of premises and equipment and other assets
(897)
(23)
Net gain on sales of loans
(4,827)
(11,743)
Net amortization of premiums, discounts, and deferred loan fees and costs
(7,532)
(19,538)
Originations and purchases of loans held for sale
(184,544)
(386,102)
Sales and repayments of loans held for sale
204,182
413,521
Amortization of broker placement fees
89
177
Net amortization of premiums and discounts on investment securities
2,648
21,798
Decrease in accrued interest receivable
85
10,849
Decrease in accrued interest payable
(1,467)
(2,217)
Decrease in other assets
663
21,563
Increase (decrease) in other liabilities
14,097
(12,768)
Net cash provided by operating activities
334,752
303,555
Cash flows from investing activities:
Net (disbursements) repayments on loans held for investment
(308,386)
552,426
Proceeds from sales of loans held for investment
39,069
63,509
Proceeds from sales of repossessed assets
31,638
42,711
Purchases of available-for-sale debt securities
(512,327)
(3,290,077)
Proceeds from principal repayments and maturities of available-for-sale debt securities
515,602
1,149,394
Purchases of held-to-maturity debt securities
(289,784)
-
Proceeds from principal repayments and maturities of held-to-maturity debt securities
23,320
12,678
Additions to premises and equipment
(15,442)
(10,783)
Proceeds from sales of premises and equipment and other assets
1,138
807
Net redemptions of other investment securities
6,988
122
Payment related to previous acquisition
-
(3,382)
Net cash used in investing activities
(508,184)
(1,482,595)
Cash flows from financing activities:
Net (decrease) increase in deposits
(1,221,614)
2,662,219
Repayments of long-term borrowings
(300,000)
(120,000)
Repurchase of outstanding common stock
(227,256)
(152,100)
Dividends paid on common stock
(65,766)
(44,732)
Dividends paid on preferred stock
-
(2,007)
Net cash (used in) provided by financing activities
(1,814,636)
2,343,380
Net (decrease) increase in cash and cash equivalents
(1,988,068)
1,164,340
Cash and cash equivalents at beginning of period
2,543,058
1,493,833
Cash and cash equivalents at end of period $
554,990
$
2,658,173
Cash and cash equivalents include:
Cash and due from banks $
552,933
$
2,655,491
Money market instruments
2,057
2,682
$
554,990
$
2,658,173
The accompanying notes are an integral part of these financial statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY
(Unaudited)
Quarter Ended Nine-Month Period Ended
September 30, September 30, September 30, September 30,
2022 2021 2022 2021
(In thousands)
Preferred Stock $
-
$
36,104
$
-
$
36,104
Common Stock:
Balance at beginning of period
22,366
22,363
22,366
22,303
Common stock issued under stock-based compensation plan
-
2
-
62
Balance at end of period
22,366
22,365
22,366
22,365
Additional Paid-In-Capital (See Note 1) :
Balance at beginning of period
968,217
968,144
972,547
965,385
Stock-based compensation expense
1,414
1,346
3,994
4,100
Common stock reissued/issued under stock-based compensation

plan
(302)
(2)
(7,304)
(62)
Restricted stock forfeited
41
93
133
158
Balance at end of period
969,370
969,581
969,370
969,581
Retained Earnings:
Balance at beginning of period
1,541,334
1,315,352
1,427,295
1,215,321
Net income

74,603
75,678
231,898
207,386
Dividends on common stock ($
0.12

per share and $
0.07

per share for the quarters ended
September 30, 2022 and 2021, respectively; $
0.34

per share and $
0.21

per share for the
nine-month periods ended September 30, 2022 and 2021, respectively)
(22,653)
(14,564)
(65,909)
(44,903)
Dividends on preferred stock
-
(669)
-
(2,007)
Balance at end of period
1,593,284
1,375,797
1,593,284
1,375,797
Treasury stock (at cost) (See Note 1) :
Balance at beginning of period
(382,245)
(122,030)
(236,442)
(19,389)
Common stock repurchases (See Note 14)
(75,010)
(50,041)
(227,723)
(152,618)
Common stock reissued under stock-based compensation

plan
302
-
7,304
-
Restricted stock forfeited
(41)
(93)
(133)
(157)
Balance at end of period
(456,994)
(172,164)
(456,994)
(172,164)
Accumulated Other Comprehensive (Loss) Income, net of tax:
Balance at beginning of period
(591,756)
(14,978)
(83,999)
55,455
Other comprehensive loss, net of tax
(270,937)
(18,740)
(778,694)
(89,173)
Balance at end of period
(862,693)
(33,718)
(862,693)
(33,718)
Total stockholdersʼ equity $
1,265,333
$
2,197,965
$
1,265,333
$
2,197,965
The accompanying notes are an integral part of these financial statements.

FIRST BANCORP.
INDEX TO NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
PAGE
Note 1 – Basis of Presentation and Significant Accounting Policies
12
Note 2 – Debt Securities
14
Note 3 – Loans Held for Investment
24
Note 4 – Allowance for Credit Losses for Loans and Finance Leases
42
Note 5 – Other Real Estate Owned
44
Note 6 – Goodwill and Other Intangibles
45
Note 7 –
Non-Consolidated Variable

Interest Entities (“VIE”) and Servicing Assets
47
Note 8 – Deposits
51
Note 9 – Securities Sold Under Agreements to Repurchase
52
Note 10 – Advances from Federal Home Loan Bank
53
Note 11 – Other Borrowings
53
Note 12 – Earnings per Common Share
54
Note 13 – Stock-Based Compensation
55
Note 14 – Stockholders’ Equity
57
Note 15 – Other Comprehensive Loss
59
Note 16 – Employee Benefit Plans
60
Note 17 – Income Taxes
61
Note 18 – Fair Value
63
Note 19 – Revenue from Contracts with Customers
69
Note 20 – Supplemental Statement of Cash Flows Information
72
Note 21 – Segment Information
73
Note 22 – Regulatory Matters, Commitments, and Contingencies
76
Note 23 – First BanCorp. (Holding Company Only) Financial Information
79

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS
(Unaudited)
NOTE 1 – BASIS

OF PRESENTATION AND

SIGNIFICANT

ACCOUNTING

POLICIES

The Consolidated Financial Statements (unaudited)

of First BanCorp. (the

“Corporation”)

have been prepared in

conformity with the
accounting

policies

stated

in the

Corporation’s

Audited

Consolidated

Financial

Statements

for the

fiscal

year ended

December

31, 2021

(the
“audited consolidated financial statements”) included

in

the

2021 Annual

Report on

Form 10-K,

except for

the

change in

accounting
method for accounting for its treasury

stock discussed below. Certain information

and note disclosures normally

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

for the

interim periods have been

reflected. All
significant

intercompany

accounts

and transactions

have been

eliminated

in consolidation.
Effective September 30, 2022, the Corporation

changed the

accounting

method for accounting

for its treasury

stock from a par

value to
a cost method.

We believe the

cost method

is preferable

as it more

accurately

reflects

in treasury

stock the

cost of stocks

repurchased

and it
enhances

our comparability

of financial

results with

other financial

institutions.

We reflected the

application

of this new

accounting

method
retrospectively

by adjusting

prior period

amounts

for treasury

stock and

additional

paid-in

capital.

The results of operations

for the quarter and nine-month period ended September

30, 2022 are not necessarily indicative

of the results
to be expected

for the

entire

year.

Adoption

of New Accounting

Requirements
The Corporation

was not

impacted

by the adoption

of the following

Accounting

Standards

Updates

(“ASUs”)

during 2022:
●
ASU 2021-05,

“Leases

(Topic 842): Lessors

– Certain

Leases

with Variable Lease

Payments”
●
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
●
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
In June 2022, the Financial
Accounting Standards Board
(“FASB”) issued ASU 2022

-03
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
the ACL that had been calculated
using a discounted cash flow
methodology for loans modified
as a TDR prior to the adoption of
these amendments. As of
September 30, 2022, the
Corporation expects that the
adoption of this ASU will result
in a cumulative effect adjustment
to retained earnings, at the
adoption date, in a range of $
1
million to $
2

million, after-tax.

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

Summary of
Significant Accounting Policies included in

the 2021

Annual Report

on Form

10-K.

NOTE 2 – DEBT

SECURITIES
Available-for-Sale

Debt Securities

The

amortized

cost,

gross

unrealized

gains

and

losses

recorded

in

other

comprehensive

loss,

ACL,

estimated

fair

value,

and
weighted-average yield of available-for-sale

debt securities by contractual maturities as of September 30, 2022 were as follows:
September 30, 2022
Amortized cost
(1)
Gross Unrealized
ACL Fair value
Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:
After 1 to 5 years $
149,061
$
-
$
10,803
$
-
$
138,258
0.67

U.S. government-sponsored agencies' obligations:
Due within one year
73,817
-
2,629
-
71,188
0.28
After 1 to 5 years
2,306,065
22
224,427
-
2,081,660
0.81
After 5 to 10 years
200,606
21
30,433
-
170,194
1.01
After 10 years
12,919
58
-
-
12,977
3.46
Puerto Rico government obligations:
After 10 years
(2)
3,365
-
798
374
2,193
-
United States and Puerto Rico government obligations
2,745,833
101
269,090
374
2,476,470
0.82
Mortgage-backed securities ("MBS"):

Freddie Mac (“FHLMC”) certificates:
After 1 to 5 years
4,655
-
184
-
4,471
2.34
After 5 to 10 years
200,216
-
19,255
-
180,961
1.48
After 10 years
1,133,339
-
203,768
-
929,571
1.37
1,338,210
-
223,207
-
1,115,003
1.39
Ginnie Mae (“GNMA”) certificates:

Due within one year
6
-
-
-
6
1.84
After 1 to 5 years
17,672
1
731
-
16,942
2.02
After 5 to 10 years
43,643
-
4,100
-
39,543
1.21
After 10 years
245,557
25
30,668
-
214,914
2.28
306,878
26
35,499
-
271,405
2.11

Fannie Mae (“FNMA”) certificates:
Due within one year
14,565
110
-
-
14,675
3.01
After 1 to 5 years
10,514
-
531
-
9,983
1.76
After 5 to 10 years
406,597
-
40,958
-
365,639
1.64
After 10 years
1,230,573
161
204,452
-
1,026,282
1.37

1,662,249
271
245,941
-
1,416,579
1.45
Collateralized mortgage obligations issued or guaranteed
by the FHLMC, FNMA and GNMA ("CMOs"): `
After 1 to 5 years
32,101
-
4,225
-
27,876
2.09
After 10 years
433,302
-
78,616
-
354,686
1.36
465,403
-
82,841
-
382,562
1.41
Private label:
After 10 years
8,611
-
2,151
290
6,170
5.93
Total MBS
3,781,351
297
589,639
290
3,191,719
1.49
Other
Due within one year
500
-
-
-
500
0.84
Total available-for-sale debt securities $
6,527,684
$
398
$
858,729
$
664
$
5,668,689
1.21
(1) Excludes accrued interest receivable on available-for-sale debt securities that totaled $
10.9

million as of September 30, 2022, was reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition and is excluded from the estimate of credit losses.
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
308
2,850
-
United States and Puerto Rico government obligations
2,449,988
698
42,060
308
2,408,318
0.67
MBS:
FHLMC certificates:
After 1 to 5 years
2,811
119
-
-
2,930
2.65
After 5 to 10 years
193,234
2,419
1,122
-
194,531
1.29
After 10 years
1,240,964
3,748
23,503
-
1,221,209
1.18
1,437,009
6,286
24,625
-
1,418,670
1.20
GNMA certificates:

Due within one year
2
-
-
-
2
1.32
After 1 to 5 years
16,714
572
-
-
17,286
2.90
After 5 to 10 years
27,271
80
139
-
27,212
0.51

After 10 years
338,927
7,091
2,174
-
343,844
1.45
382,914
7,743
2,313
-
388,344
1.45

FNMA certificates:
Due within one year
4,975
21
-
-
4,996
2.03
After 1 to 5 years
21,337
424
-
-
21,761
2.87

After 5 to 10 years
298,771
4,387
1,917
-
301,241
1.41
After 10 years
1,389,381
8,953
21,747
-
1,376,587
1.21

1,714,464
13,785
23,664
-
1,704,585
1.27
CMOs
After 1 to 5 years
24,007
1
778
-
23,230
1.31
After 5 to 10 years
14,316
97
-
-
14,413
0.76
After 10 years
500,811
290
13,134
-
487,967
1.23
539,134
388
13,912
-
525,610
1.22
Private label:
After 10 years
9,994
-
1,963
797
7,234
2.21
Total MBS
4,083,515
28,202
66,477
797
4,044,443
1.26
Other
Due within one year
500
-
-
-
500
0.72
After 1 to 5 years
500
-
-
-
500
0.84
1,000
-
-
-
1,000
0.78
Total available-for-sale debt securities $
6,534,503
$
28,900
$
108,537
$
1,105
$
6,453,761
1.03
(1) Excludes accrued interest receivable on available-for-sale debt securities that totaled $
10.1

million as of December 31, 2021, was reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition and is excluded from the estimate of credit losses.
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
The

following

tables

show

the

fair

value

and

gross

unrealized

losses

of

the

Corporation’s

available-for-sale

debt

securities,
aggregated by

investment category

and length of

time that individual

securities have

been in a

continuous unrealized

loss position, as
of September 30, 2022 and December 31, 2021. The tables also include debt securities for which an ACL was recorded.
As of September 30, 2022
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)
Debt securities:
U.S. Treasury and U.S. government agenciesʼ
obligations $
379,287
$
25,696
$
2,072,728
$
242,596
$
2,452,015
$
268,292
Puerto Rico-government obligations
-
-
2,193
798
(1)
2,193
798
MBS:
FHLMC
342,188
61,298
772,815
161,909
1,115,003
223,207
GNMA
177,448
15,418
91,617
20,081
269,065
35,499
FNMA
484,050
65,795
907,828
180,146
1,391,878
245,941
CMOs
71,518
9,260
311,044
73,581
382,562
82,841
Private label
-
-
6,170
2,151
(1)
6,170
2,151
$
1,454,491
$
177,467
$
4,164,395
$
681,262
$
5,618,886
$
858,729
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of September 30, 2022, PRHFA

bond and private label MBS had an ACL of $
0.4

million and
$
0.3

million, respectively.
As of December 31, 2021
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)
Debt securities:
U.S. Treasury and U.S. government agenciesʼ
obligations $
1,717,340
$
25,401
$
606,179
$
16,243
$
2,323,519
$
41,644
Puerto Rico-government obligations
-
-
2,850
416
(1)
2,850
416
MBS:
FHLMC
986,345
16,144
221,896
8,481
1,208,241
24,625
GNMA
194,271
1,329
41,233
984
235,504
2,313
FNMA
1,237,701
19,843
112,559
3,821
1,350,260
23,664
CMOs
466,004
13,552
16,656
360
482,660
13,912
Private label
-
-
7,234
1,963
(1)
7,234
1,963
$
4,601,661
$
76,269
$
1,008,607
$
32,268
$
5,610,268
$
108,537
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of December 31, 2021, PRHFA

bond and private label MBS had an ACL of $
0.3

million and
$
0.8

million, respectively.

Assessment for Credit Losses
Debt

securities

issued

by

U.S.

government

agencies,

U.S.

government-sponsored

entities

(“GSEs”),

and

the

U.S.

Treasury,
including

notes

and

MBS, accounted

for

substantially

all of

the

total

available-for-sale

portfolio

as of

September

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

$
6.2

million,

which

had
unrealized losses

of approximately

$
2.4

million as

of September

30, 2022,

of which

$
0.3

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
of September 30, 2022,

the Corporation did not have

the intent to sell these securities

and determined that

it is likely that it will not

be
required to sell the securities before

anticipated recovery.
The Corporation determined the ACL

for private label MBS based on

a risk-
adjusted

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

index. Under this approac

h, expected cash flows

(interest and principal) were

discounted at the Treasury

yield curve
as of the reporting date. Significant assumptions in the valuation of the private label MBS were as follows:
As of As of
September 30, 2022 December 31, 2021
Weighted

Range
Weighted

Range
Average Minimum Maximum Average Minimum Maximum
Discount rate
16.4%
16.4%
16.4%
12.9%
12.9%
12.9%
Prepayment rate
12.6%
1.9%
17.4%
15.2%
7.6%
24.9%
Projected Cumulative Loss Rate
6.9%
0.2%
17.3%
7.6%
0.2%
15.7%

The Corporation

evaluates if

a credit

loss exists,

primarily

by monitoring

adverse variances

in the

present value

of expected

cash
flows. As

of September

30, 2022,

the ACL

for these

private label

MBS was

$
0.3

million, compared

to $
0.8

million as

of December
31, 2021.

As

of

September

30,

2022,

the

Corporation’s

available-for-sale

debt

securities

portfolio

also

included

a

residential

pass-through
MBS issued by the PRHFA,

collateralized by certain second mortgages, with

a fair value of $
2.2

million, which had an unrealized loss
of approximately

$
1.2

million. Approximately

$
0.4

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

MBS are second mortgage

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

plus

a

spread

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

tables

present a

roll-forward

by major

security type

for

the quarters

and nine

-month

periods

ended September

30,
2022 and 2021 of the ACL on available-for-sale debt

securities:
Quarter Ended September 30, 2022
Private label MBS
Puerto Rico

Government Obligations Total
(In thousands)
Beginning Balance $
290
$
386
$
676
Provision for credit losses - (benefit)
-
(12)
(12)
ACL on available-for-sale debt securities $
290
$
374
$
664
Quarter Ended September 30, 2021
Private label MBS
Puerto Rico Government
Obligations Total
(In thousands)
Beginning Balance $
858
$
308
$
1,166
Provision for credit losses - (benefit)
(9)
-
(9)
ACL on available-for-sale debt securities $
849
$
308
$
1,157
Nine-Month Period Ended September 30, 2022
Private label MBS
Puerto Rico

Government Obligations Total
(In thousands)
Beginning Balance $
797
$
308
$
1,105
Provision for credit losses - (benefit) expense
(501)
66
(435)
Net charge-offs
(6)
-
(6)
ACL on available-for-sale debt securities
$
290
$
374
$
664
Nine-Month Period Ended September 30, 2021
Private label MBS
Puerto Rico

Government Obligations Total
(In thousands)
Beginning Balance $
1,002
$
308
$
1,310
Provision for credit losses - (benefit)
(136)
-
(136)
Net charge-offs
(17)
-
(17)
ACL on available-for-sale debt securities $
849
$
308
$
1,157

Held-to-Maturity Debt Securities
The

amortized

cost,

gross

unrecognized

gains

and

losses,

estimated

fair

value,

ACL,

weighted-average

yield

and

contractual
maturities of held-to-maturity debt securities as of September 30, 2022 and December 31, 2021 were as follows:

September 30, 2022
Amortized cost
(1)
Gross Unrecognized
Fair value ACL
Weighted-
average yield% Gains Losses
(Dollars in thousands)
Puerto Rico municipal bonds:

Due within one year
$
1,200
$
-
$
24
$
1,176
$
4
4.49

After 1 to 5 years
42,426
694
2,457
40,663
704
5.51

After 5 to 10 years
55,737
2,451
1,599
56,589
3,295
4.82

After 10 years
66,023
-
3,473
62,550
4,254
5.63
Total Puerto Rico municipal bonds
165,386
3,145
7,553
160,978
8,257
5.32
MBS:
FHLMC certificates:

After 5 to 10 years
$
22,850
$
-
$
1,071
$
21,779
$
-
3.03

After 10 years
19,662
-
1,060
18,602
-
4.14
42,512
-
2,131
40,381
-
3.55
GNMA certificates:

After 10 years
19,978
-
1,157
18,821
-
3.31
FNMA certificates:

After 1 to 5 years
9,664
-
390
9,274
-
3.48

After 10 years
73,764
-
3,883
69,881
-
4.12
83,428
-
4,273
79,155
-
4.04
CMOs

After 10 years
134,558
-
4,363
130,195
-
3.25
Total MBS
280,476
-
11,924
268,552
-
3.53
Total held-to-maturity debt securities $
445,862
$
3,145
$
19,477
$
429,530
$
8,257
4.20
(1) Excludes accrued interest receivable on held-to-maturity debt securities that totaled $
2.8

million as of September 30, 2022, was reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition and is excluded from the estimate of credit losses.
December 31, 2021
Amortized cost
(1)
Gross Unrecognized
Fair value ACL
Weighted-
average yield% Gains Losses
(Dollars in thousands)
Puerto Rico municipal bonds:

Due within one year
$
2,995
$
5
$
-
$
3,000
$
70
5.39

After 1 to 5 years
14,785
526
156
15,155
347
2.35

After 5 to 10 years
90,584
1,555
3,139
89,000
3,258
4.25

After 10 years
69,769
-
9,777
59,992
4,896
4.06
Total held-to-maturity debt securities $
178,133
$
2,086
$
13,072
$
167,147
$
8,571
4.04
(1) Excludes accrued interest receivable on held-to-maturity debt securities that totaled $
3.4

million as of December 31, 2021, was reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition and is excluded from the estimate of credit losses.

During the nine-month period

ended September 30, 2022,

the Corporation purchased approximately

$
289.9

million of GSEs’ MBS,
which were classified as held-to-maturity debt securities.
The following

tables show the

Corporation’s

held-to-maturity debt securities

’

fair value

and gross unre

cognized losses, aggregated
by

category

and

length

of

time

that

individual

securities

had

been

in

a

continuous

unrecognized

loss

position,

as

of

September

30,
2022 and December 31, 2021, including debt securities for which an ACL was recorded:
As of September 30, 2022
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)
Debt securities:

Puerto Rico municipal bonds
$
-
$
-
$
121,440
$
7,553
$
121,440
$
7,553

MBS:

FHLMC certificates
40,381
2,131
-
-
40,381
2,131

GNMA certificates
18,821
1,157
-
-
18,821
1,157

FNMA certificates
79,155
4,273
-
-
79,155
4,273

CMOs
130,195
4,363
-
-
130,195
4,363
Total held-to-maturity

debt securities
$
268,552
$
11,924
$
121,440
$
7,553
$
389,992
$
19,477
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
GSEs and

Puerto

Rico municipal

bonds.

As of

September 30,

2022,

all of

the MBS

included

in the

held-to-maturity

debt

securities
portfolio were

issued by

GSEs. The

Corporation does

not recognize

an ACL

for these

securities since

they are

highly rated

by major
rating agencies and have a

long history of no credit losses. In

the case of Puerto Rico

municipal bonds, the Corporation determines

the
ACL based on

the product of

a cumulative PD

and LGD, and

the amortized cost

basis of the

bonds over their

remaining expected life
as described

in

Note

1

–

Nature

of

Business

and

Summary

of

Significant

Accounting

Policies

in

the

audited

consolidated

financial
statements included in the 2021

Annual Report on Form 10-K.
The

Corporation

performs

periodic

credit

quality

reviews

on

these

issuers.

All

Puerto

Rico

municipal

bonds

were

current

as

to
scheduled

contractual

payments

as

of

September

30,

2022.

The

Puerto

Rico

municipal

bonds

had

an

ACL

of

$
8.3

million

as

of
September 30,

2022, a

$
0.3

million decrease

from $
8.6

million as

of December

31, 2021,

mostly related

to a

reduction in

qualitative
reserves driven by updated financial information received during the third quarter of 2022.

The following tables

present the activity

in the ACL for

held-to-maturity debt

securities by major

security type for

the quarters and
nine-month periods ended September 30, 2022 and 2021:

Puerto Rico Municipal Bonds
Quarter Ended September 30,
2022
Quarter Ended September 30,
2021
(In thousands)
Beginning Balance $
8,885
$
10,685
Provision for credit losses - (benefit)
(628)
(2,368)
ACL on held-to-maturity debt securities
$
8,257
$
8,317
Puerto Rico Municipal Bonds
Nine-Month Period Ended Nine-Month Period Ended
September 30, 2022 September 30, 2021
(In thousands)
Beginning Balance $
8,571
$
8,845
Provision for credit losses - (benefit)
(314)
(528)
ACL on held-to-maturity debt securities $
8,257
$
8,317
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

Credit Quality Indicators:

The held-to-maturity debt securities

portfolio consisted of GSE’s

MBS and financing arrangements

with Puerto Rico municipalities
issued in

bond form.

As previously

mentioned,

the Corporation

expects

no credit

losses on

GSEs MBS.

The Puerto

Rico municipal
bonds

are

accounted

for

as

securities,

but

are

underwritten

as

loans

with

features

that

are

typically

found

in

commercial

loans.
Accordingly, the

Corporation monitors the credit quality of these municipal bonds through the use of internal credit-risk ratings, which
are generally updated

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

the credit-
granting process. Based

on its findings, the

Loan Review Group recommends

corrective actions, if

necessary,

that help in maintaining
a sound credit process. The Loan Review Group reports the results of the credit process reviews to the Risk Management Committee.

As of September 30, 2022 and December 31, 2021,

all Puerto Rico municipal bonds classified as held-to-maturity were classified as
Pass.
No

held-to-maturity debt

securities were

on nonaccrual

status, 90 days

past due

and still accruing,

or past

due as

of September

30,
2022 and

December 31,

2021. A security

is considered

to be past

due once

it is
30

days contractually

past due under

the terms of

the
agreement.

NOTE 3 – LOANS HELD FOR INVESTMENT

The

following table

provides information

about the

loan

portfolio held

for

investment by

portfolio segment

and

disaggregated by
geographic location

as of the indicated

dates:

As of September 30, 2022 As of December 31, 2021
(In thousands)
Puerto Rico and Virgin Island region:
Residential mortgage loans, mainly secured by first mortgages $
2,415,232
$
2,549,573
Construction loans
27,716
43,133
Commercial mortgage loans

1,754,447
1,702,231
Commercial and Industrial ("C&I") loans
1,842,166
1,946,597
Consumer loans
3,208,437
2,872,384
Loans held for investment
9,247,998
9,113,918
Florida region:
Residential mortgage loans, mainly secured by first mortgages $
415,742
$
429,322
Construction loans
96,278
95,866
Commercial mortgage loans

511,167
465,238
C&I loans
1,016,120
940,654
Consumer loans
11,313
15,660
Loans held for investment
2,050,620
1,946,740
Total:
Residential mortgage loans, mainly secured by first mortgages $
2,830,974
$
2,978,895
Construction loans
123,994
138,999
Commercial mortgage loans

2,265,614
2,167,469
C&I loans
(1)
2,858,286
2,887,251
Consumer loans
3,219,750
2,888,044
Loans held for investment
(2)
$
11,298,618
$
11,060,658
(1)
As of September 30, 2022 and December 31, 2021, includes

$
870.3

million and $
952.1

million, respectively, of commercial loans that were secured by real estate but were not dependent upon the real estate for repayment.
(2) Includes accretable fair value net purchase discounts of $
30.7

million and $
35.3

million as of September 30, 2022 and December 31, 2021,

respectively.

The

Corporation’s

aging

of

the

loan

portfolio

held

for

investment

by

portfolio

classes

and

nonaccrual

loans

with

no

ACL

as

of
September 30, 2022 and December 31, 2021 are as follows:
As of September 30, 2022 Days Past Due and Accruing
Current 30-59 60-89
90 +
(1) (2) (3)
Nonaccrual
(4) (5)
Total loans
held for
investment
Nonaccrual
Loans with
no ACL
(6)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans
(1) (3) (7)
$
67,095
$
-
$
2,824
$
49,044
$
-
$
118,963
$
-
Conventional residential mortgage loans
(2) (7)
2,621,897
-
29,012
18,066
43,036
2,712,011
3,412
Commercial loans:
Construction loans
121,757
-
-
-
2,237
123,994
976
Commercial mortgage loans
(2) (7)
2,238,580
1,415
417
1,461
23,741
2,265,614
15,699

C&I loans
2,827,076
4,463
1,943
9,089
15,715
2,858,286
10,854
Consumer loans:
Auto loans
1,695,594
41,935
8,068
-
8,703
1,754,300
2,054
Finance leases
659,097
7,033
1,554
-
1,430
669,114
216
Personal loans
341,220
3,852
1,884
-
1,146
348,102
-
Credit cards
293,555
4,212
2,320
3,985
-
304,072
-
Other consumer loans
139,621
1,779
1,254
-
1,508
144,162
-
Total loans held for investment $
11,005,492
$
64,689
$
49,276
$
81,645
$
97,516
$
11,298,618
$
33,211
(1)
It is the Corporation's policy to report delinquent FHA/VA

government-guaranteed residential mortgage loans

as past-due loans 90 days and still accruing as opposed

to nonaccrual
loans. The Corporation continues accruing interest on these

loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process.
These balances include $
31.0

million of residential mortgage loans guaranteed by the FHA that were over 15 months delinquent.
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
more, amounting to $
12.8

million as of September 30, 2022 ($
11.8

million conventional residential mortgage loans and $
1.0

million commercial mortgage loans), is presented in the
loans past due 90 days or more and still accruing category in the table above.
(3)
Include rebooked loans, which were previously pooled into

GNMA securities, amounting to $
8.0

million as of September 30, 2022. Under the GNMA program, the

Corporation has the
option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes,

these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.
(4) Nonaccrual loans in the Florida region amounted to $
6.5

million as of September 30, 2022, primarily nonaccrual residential mortgage loans.
(5) Nonaccrual loans exclude $
340.1

million of TDR loans that were in compliance with modified terms and in accrual status as of September 30, 2022.
(6) Includes $
0.6

million of nonaccrual C&I loans with no ACL in the Florida region as of September 30, 2022.
(7)
According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated

Financial Statements for Bank Holding Companies (FR Y-
9C) required by the Federal Reserve Board, residential mortgage,

commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more
monthly payments. FHA/VA

government-guaranteed loans, conventional residential mortgage loans,

and commercial mortgage loans past due 30-59 days,

but less than two payments in
arrears, as of September 30, 2022 amounted to $
6.0

million, $
71.7

million, and $
1.9

million, respectively.

As of December 31, 2021 Days Past Due and Accruing
Current 30-59 60-89
90+

(1) (2) (3)
Nonaccrual
(4) (5)
Total loans
held for
investment
Nonaccrual
Loans with
no ACL
(6)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed loans
(1) (3) (7)
$
57,522
$
-
$
2,355
$
65,515
$
-
$
125,392
$
-
Conventional residential mortgage loans
(2) (7)
2,738,111
-
31,832
28,433
55,127
2,853,503
3,689
Commercial loans:
Construction loans
136,317
18
-
-
2,664
138,999
1,000
Commercial mortgage loans
(2) (7)
2,129,375
2,402
436
9,919
25,337
2,167,469
8,289
C&I loans
2,858,397
2,047
1,845
7,827
17,135
2,887,251
11,393
Consumer loans:
Auto loans
1,533,445
26,462
4,949
-
6,684
1,571,540
3,146
Finance leases
568,606
4,820
713
-
866
575,005
196
Personal loans
310,390
3,299
1,285
-
1,208
316,182
-
Credit cards
282,179
3,158
1,904
2,985
-
290,226
-
Other consumer loans
130,588
1,996
811
-
1,696
135,091
20
Total loans held for investment $
10,744,930
$
44,202
$
46,130
$
114,679
$
110,717
$
11,060,658
$
27,733

(1)
It is the Corporation's policy to report delinquent FHA/VA

government-guaranteed residential mortgage loans

as past-due loans 90 days and still accruing as opposed

to nonaccrual loans.
The Corporation continues accruing interest on these loans

until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These
balances include $
46.6

million of residential mortgage loans guaranteed by the FHA that were over 15 months delinquent.
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
(4) Nonaccrual loans in the Florida region amounted to $
8.2

million as of December 31, 2021, primarily nonaccrual residential mortgage loans.
(5) Nonaccrual loans exclude $
363.4

million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2021.
(6) Includes $
0.5

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

FHA/VA government

-guaranteed loans, conventional residential mortgage

loans, and commercial mortgage loans past due 30-59 days,

but less than two payments in arrears, as
of December 31, 2021 amounted to $
6.1

million, $
66.0

million, and $
0.7

million, respectively.
When a

loan

is placed

on nonaccrual

status, any

accrued but

uncollected

interest income

is reversed

and

charged

against interest
income

and the

amortization of

any net

deferred fees

is suspended.

The amount

of accrued

interest reversed

against interest

income
totaled $
0.5

million and $
1.2

million for the

quarter and nine-month

period ended September

30, 2022, respectively

($
0.4

million and
$
1.7

million for

the quarter

and nine-month

period ended

September 30,

2021, respectively).

For the

quarter and

nine-month

period
ended September

30, 2022, the

cash interest recognized

on nonaccrual

loans amounted

to $
0.3

million and

$
1.0

million, respectively,
compared with $
0.4

million and $
1.7

million for the quarter and nine-month period ended September 30, 2021, respectively.
As of

September 30,

2022, the

recorded investment

on residential

mortgage loans

collateralized by

residential real

estate property
that

were

in

the

process

of

foreclosure

amounted

to

$
76.1

million,

including

$
32.6

million

of

FHA/VA

government-guaranteed
mortgage

loans,

and

$
10.0

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
As of September 30, 2022
Puerto Rico and Virgin Islands region
Term Loans
As of December 31, 2021 Amortized Cost Basis by Origination Year (1)
2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass $
8,853
$
11,978
$
-
$
-
$
-
$
3,958
$
-
$
24,789
$
38,066
Criticized:
Special Mention
-
-
-
-
-
-
-
-
765
Substandard
-
-
-
-
-
2,927
-
2,927
4,302
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total construction loans $
8,853
$
11,978
$
-
$
-
$
-
$
6,885
$
-
$
27,716
$
43,133
COMMERCIAL MORTGAGE
Risk Ratings:
Pass $
241,870
$
150,940
$
365,144
$
222,211
$
179,280
$
308,966
$
232
$
1,468,643
$
1,395,569
Criticized:
Special Mention
1,218
-
3,611
83,664
30,832
130,324
-
249,649
259,263
Substandard
138
-
-
2,927
761
32,329
-
36,155
47,399
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total commercial mortgage loans $
243,226
$
150,940
$
368,755
$
308,802
$
210,873
$
471,619
$
232
$
1,754,447
$
1,702,231
COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass $
116,025
$
200,628
$
189,639
$
324,443
$
126,946
$
258,087
$
541,962
$
1,757,730
$
1,852,552
Criticized:
Special Mention
145
-
-
-
236
2,652
24,830
27,863
32,650
Substandard
65
4,093
1,360
14,113
1,958
33,310
1,674
56,573
61,395
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total commercial and industrial loans $
116,235
$
204,721
$
190,999
$
338,556
$
129,140
$
294,049
$
568,466
$
1,842,166
$
1,946,597
(1) Excludes accrued interest receivable.

As of September 30, 2022
Term Loans
As of December 31, 2021 Florida region Amortized Cost Basis by Origination Year (1)
2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass $
46,944
$
45,284
$
-
$
14
$
-
$
-
$
4,036
$
96,278
$
95,866
Criticized:
Special Mention
-
-
-
-
-
-
-
-
-
Substandard
-
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total construction loans $
46,944
$
45,284
$
-
$
14
$
-
$
-
$
4,036
$
96,278
$
95,866
COMMERCIAL MORTGAGE
Risk Ratings:
Pass $
157,109
$
70,922
$
42,997
$
55,184
$
72,273
$
71,565
$
19,232
$
489,282
$
404,304
Criticized:
Special Mention
-
-
7,024
13,384
-
-
-
20,408
60,618
Substandard
-
-
1,168
-
-
309
-
1,477
316
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total commercial mortgage loans $
157,109
$
70,922
$
51,189
$
68,568
$
72,273
$
71,874
$
19,232
$
511,167
$
465,238
COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass $
255,508
$
169,329
$
82,074
$
224,772
$
67,508
$
45,828
$
96,639
$
941,658
$
826,823
Criticized:
Special Mention
-
-
-
5,972
-
12,185
-
18,157
49,946
Substandard
-
-
24,193
27,456
-
4,356
300
56,305
63,885
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total commercial and industrial loans $
255,508
$
169,329
$
106,267
$
258,200
$
67,508
$
62,369
$
96,939
$
1,016,120
$
940,654
(1) Excludes accrued interest receivable.

As of September 30, 2022
Total Term Loans
As of December 31, 2021 Amortized Cost Basis by Origination Year (1)
2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass $
55,797
$
57,262
$
-
$
14
$
-
$
3,958
$
4,036
$
121,067
$
133,932
Criticized:
Special Mention
-
-
-
-
-
-
-
-
765
Substandard
-
-
-
-
-
2,927
-
2,927
4,302
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total construction loans $
55,797
$
57,262
$
-
$
14
$
-
$
6,885
$
4,036
$
123,994
$
138,999
COMMERCIAL MORTGAGE
Risk Ratings:
Pass $
398,979
$
221,862
$
408,141
$
277,395
$
251,553
$
380,531
$
19,464
$
1,957,925
$
1,799,873
Criticized:
Special Mention
1,218
-
10,635
97,048
30,832
130,324
-
270,057
319,881
Substandard
138
-
1,168
2,927
761
32,638
-
37,632
47,715
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total commercial mortgage loans $
400,335
$
221,862
$
419,944
$
377,370
$
283,146
$
543,493
$
19,464
$
2,265,614
$
2,167,469
COMMERCIAL AND INDUSTRIAL
Risk Ratings:
Pass $
371,533
$
369,957
$
271,713
$
549,215
$
194,454
$
303,915
$
638,601
$
2,699,388
$
2,679,375
Criticized:
Special Mention
145
-
-
5,972
236
14,837
24,830
46,020
82,596
Substandard
65
4,093
25,553
41,569
1,958
37,666
1,974
112,878
125,280
Doubtful
-
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
-
Total commercial and industrial loans $
371,743
$
374,050
$
297,266
$
596,756
$
196,648
$
356,418
$
665,405
$
2,858,286
$
2,887,251
(1) Excludes accrued interest receivable.

The

following

tables

present

the

amortized

cost

of

residential

mortgage

loans

by

origination

year

based

on

accrual

status

as

of
September 30, 2022, and the amortized cost of residential mortgage loans by accrual status as of December 31, 2021:
As of September 30, 2022
As of
December 31,
2021
Term Loans
Amortized Cost Basis by Origination Year (1)
(In thousands) 2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
Puerto Rico and Virgin Islands Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
705
$
323
$
828
$
1,291
$
3,871
$
111,199
$
-
$
118,217
$
124,652
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
705
$
323
$
828
$
1,291
$
3,871
$
111,199
$
-
$
118,217
$
124,652
Conventional residential mortgage loans:
Accrual Status:
Performing $
113,963
$
77,357
$
32,059
$
49,797
$
73,631
$
1,912,690
$
-
$
2,259,497
$
2,376,946
Non-Performing
-
35
-
113
279
37,091
-
37,518
47,975
Total conventional residential mortgage loans $
113,963
$
77,392
$
32,059
$
49,910
$
73,910
$
1,949,781
$
-
$
2,297,015
$
2,424,921
Total:
Accrual Status:
Performing $
114,668
$
77,680
$
32,887
$
51,088
$
77,502
$
2,023,889
$
-
$
2,377,714
$
2,501,598
Non-Performing
-
35
-
113
279
37,091
-
37,518
47,975
Total residential mortgage loans in Puerto Rico
and Virgin Islands Region $
114,668
$
77,715
$
32,887
$
51,201
$
77,781
$
2,060,980
$
-
$
2,415,232
$
2,549,573
(1) Excludes accrued interest receivable.
As of September 30, 2022
As of
December 31,
2021
Term Loans
Amortized Cost Basis by Origination Year (1)
(In thousands) 2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
746
$
-
$
746
$
740
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
746
$
-
$
746
$
740
Conventional residential mortgage loans:
Accrual Status:
Performing $
58,261
$
50,307
$
32,160
$
33,150
$
38,744
$
196,856
$
-
$
409,478
$
421,430
Non-Performing
-
-
-
274
-
5,244
-
5,518
7,152
Total conventional residential mortgage loans $
58,261
$
50,307
$
32,160
$
33,424
$
38,744
$
202,100
$
-
$
414,996
$
428,582
Total:
Accrual Status:
Performing $
58,261
$
50,307
$
32,160
$
33,150
$
38,744
$
197,602
$
-
$
410,224
$
422,170
Non-Performing
-
-
-
274
-
5,244
-
5,518
7,152
Total residential mortgage loans in Florida region $
58,261
$
50,307
$
32,160
$
33,424
$
38,744
$
202,846
$
-
$
415,742
$
429,322
(1) Excludes accrued interest receivable.

As of September 30, 2022
As of
December 31,
2021
Term Loans
Amortized Cost Basis by Origination Year (1)
(In thousands) 2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
705
$
323
$
828
$
1,291
$
3,871
$
111,945
$
-
$
118,963
$
125,392
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
705
$
323
$
828
$
1,291
$
3,871
$
111,945
$
-
$
118,963
$
125,392
Conventional residential mortgage loans:
Accrual Status:
Performing $
172,224
$
127,664
$
64,219
$
82,947
$
112,375
$
2,109,546
$
-
$
2,668,975
$
2,798,376
Non-Performing
-
35
-
387
279
42,335
-
43,036
55,127
Total conventional residential mortgage loans $
172,224
$
127,699
$
64,219
$
83,334
$
112,654
$
2,151,881
$
-
$
2,712,011
$
2,853,503
Total:
Accrual Status:
Performing $
172,929
$
127,987
$
65,047
$
84,238
$
116,246
$
2,221,491
$
-
$
2,787,938
$
2,923,768
Non-Performing
-
35
-
387
279
42,335
-
43,036
55,127
Total residential mortgage loans $
172,929
$
128,022
$
65,047
$
84,625
$
116,525
$
2,263,826
$
-
$
2,830,974
$
2,978,895
(1) Excludes accrued interest receivable.

The following tables

present the amortized

cost of consumer

loans by origination

year based on

accrual status as

of September 30,
2022 and the amortized cost of consumer loans by accrual status as of December 31,

2021:
As of September 30, 2022
As of
December 31,
2021
Term Loans
Amortized Cost Basis by Origination Year
(1)
(In thousands) 2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
Puerto Rico and Virgin Islands Region:
Auto loans:
Accrual Status:
Performing $
530,902
$
544,149
$
275,432
$
227,501
$
112,215
$
50,723
$
-
$
1,740,922
$
1,556,097
Non-Performing
552
1,656
1,353
2,408
1,414
1,308
-
8,691
6,684
Total auto loans $
531,454
$
545,805
$
276,785
$
229,909
$
113,629
$
52,031
$
-
$
1,749,613
$
1,562,781
Finance leases:
Accrual Status:
Performing $
212,139
$
200,819
$
94,148
$
88,244
$
54,392
$
17,942
$
-
$
667,684
$
574,139
Non-Performing
39
298
321
248
204
320
-
1,430
866
Total finance leases $
212,178
$
201,117
$
94,469
$
88,492
$
54,596
$
18,262
$
-
$
669,114
$
575,005
Personal loans:
Accrual Status:
Performing $
141,759
$
63,308
$
33,960
$
62,696
$
27,401
$
17,474
$
-
$
346,598
$
314,867
Non-Performing
87
281
192
381
81
124
-
1,146
1,208
Total personal loans $
141,846
$
63,589
$
34,152
$
63,077
$
27,482
$
17,598
$
-
$
347,744
$
316,075
Credit cards:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
304,072
$
304,072
$
290,226
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
304,072
$
304,072
$
290,226
Other consumer loans:
Accrual Status:
Performing $
65,494
$
27,107
$
10,670
$
14,597
$
4,983
$
4,672
$
8,985
$
136,508
$
126,734
Non-Performing
218
364
88
184
61
335
136
1,386
1,563
Total other consumer loans $
65,712
$
27,471
$
10,758
$
14,781
$
5,044
$
5,007
$
9,121
$
137,894
$
128,297
Total:
Performing $
950,294
$
835,383
$
414,210
$
393,038
$
198,991
$
90,811
$
313,057
$
3,195,784
$
2,862,063
Non-Performing
896
2,599
1,954
3,221
1,760
2,087
136
12,653
10,321
Total consumer loans in Puerto Rico and Virgin
Islands region $
951,190
$
837,982
$
416,164
$
396,259
$
200,751
$
92,898
$
313,193
$
3,208,437
$
2,872,384
(1) Excludes accrued interest receivable.

As of September 30, 2022
As of
December 31,
2021
Term Loans
Amortized Cost Basis by Origination Year (1)
(In thousands) 2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
Florida Region:
Auto loans:
Accrual Status:
Performing $
-
$
-
$
-
$
377
$
2,830
$
1,468
$
-
$
4,675
$
8,759
Non-Performing
-
-
-
-
-
12
-
12
-
Total auto loans $
-
$
-
$
-
$
377
$
2,830
$
1,480
$
-
$
4,687
$
8,759
Finance leases:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Personal loans:
Accrual Status:
Performing $
274
$
71
$
13
$
-
$
-
$
-
$
-
$
358
$
107
Non-Performing
-
-
-
-
-
-
-
-
-
Total personal loans $
274
$
71
$
13
$
-
$
-
$
-
$
-
$
358
$
107
Credit cards:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Other consumer loans:
Accrual Status:
Performing $
50
$
233
$
469
$
-
$
39
$
2,929
$
2,426
$
6,146
$
6,661
Non-Performing
-
-
-
-
-
22
100
122
133
Total other consumer loans $
50
$
233
$
469
$
-
$
39
$
2,951
$
2,526
$
6,268
$
6,794
Total:
Performing $
324
$
304
$
482
$
377
$
2,869
$
4,397
$
2,426
$
11,179
$
15,527
Non-Performing
-
-
-
-
-
34
100
134
133
Total consumer loans in Florida region $
324
$
304
$
482
$
377
$
2,869
$
4,431
$
2,526
$
11,313
$ 15,660
(1) Excludes accrued interest receivable.

As of September 30, 2022
As of
December 31,
2021
Term Loans
Amortized Cost Basis by Origination Year (1)
(In thousands) 2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
Total:
Auto loans:
Accrual Status:
Performing $
530,902
$
544,149
$
275,432
$
227,878
$
115,045
$
52,191
$
-
$
1,745,597
$
1,564,856
Non-Performing
552
1,656
1,353
2,408
1,414
1,320
-
8,703
6,684
Total auto loans $
531,454
$
545,805
$
276,785
$
230,286
$
116,459
$
53,511
$
-
$
1,754,300
$
1,571,540
Finance leases:
Accrual Status:
Performing $
212,139
$
200,819
$
94,148
$
88,244
$
54,392
$
17,942
$
-
$
667,684
$
574,139
Non-Performing
39
298
321
248
204
320
-
1,430
866
Total finance leases $
212,178
$
201,117
$
94,469
$
88,492
$
54,596
$
18,262
$
-
$
669,114
$
575,005
Personal loans:
Accrual Status:
Performing $
142,033
$
63,379
$
33,973
$
62,696
$
27,401
$
17,474
$
-
$
346,956
$
314,974
Non-Performing
87
281
192
381
81
124
-
1,146
1,208
Total personal loans $
142,120
$
63,660
$
34,165
$
63,077
$
27,482
$
17,598
$
-
$
348,102
$
316,182
Credit cards:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
304,072
$
304,072
$
290,226
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
304,072
$
304,072
$
290,226
Other consumer loans:
Accrual Status:
Performing $
65,544
$
27,340
$
11,139
$
14,597
$
5,022
$
7,601
$
11,411
$
142,654
$
133,395
Non-Performing
218
364
88
184
61
357
236
1,508
1,696
Total other consumer loans $
65,762
$
27,704
$
11,227
$
14,781
$
5,083
$
7,958
$
11,647
$
144,162
$
135,091
Total:
Performing $
950,618
$
835,687
$
414,692
$
393,415
$
201,860
$
95,208
$
315,483
$
3,206,963
$
2,877,590
Non-Performing
896
2,599
1,954
3,221
1,760
2,121
236
12,787
10,454
Total consumer loans $
951,514
$
838,286
$
416,646
$
396,636
$
203,620
$
97,329
$
315,719
$
3,219,750
$
2,888,044
(1) Excludes accrued interest receivable.

Accrued interest

receivable on

loans totaled

$
47.4

million as of

September 30,

2022 ($
48.1

million as of

December 31, 2021),

was
reported as

part of accrued

interest receivable on

loans and investment

securities in the

consolidated statements

of financial

condition
and is excluded from the estimate of credit losses.
The

following

tables

present

information

about

collateral

dependent

loans

that

were

individually

evaluated

for

purposes

of
determining the ACL as of September 30, 2022 and December 31, 2021:

September 30, 2022
Collateral Dependent Loans - With
Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost Related Allowance Amortized Cost Amortized Cost Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government

-guaranteed loans
$
-
$
-
$
-
$
-
$
-
Conventional residential mortgage loans
38,898
2,706
592
39,490
2,706
Commercial loans:
Construction loans
-
-
956
956
-
Commercial mortgage loans
3,070
933
62,366
65,436
933
C&I loans
17,695
2,788
19,940
37,635
2,788
Consumer loans:
Auto loans
-
-
-
-
-
Finance leases
-
-
-
-
-
Personal loans
57
1
-
57
1
Credit cards
-
-
-
-
-
Other consumer loans
280
34
-
280
34
$
60,000
$
6,462
$
83,854
$
143,854
$
6,462
December 31, 2021
Collateral Dependent Loans - With
Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost Related Allowance Amortized Cost Amortized Cost Related Allowance
(In thousands)
Residential mortgage loans:
FHA/VA government

-guaranteed loans
$
-
$
-
$
-
$
-
$
-
Conventional residential mortgage loans
51,771
3,966
781
52,552
3,966
Commercial loans:
Construction loans
-
-
1,797
1,797
-
Commercial mortgage loans
9,908
1,152
56,361
66,269
1,152
C&I loans
5,781
670
34,043
39,824
670
Consumer loans:
Auto loans
-
-
-
-
-
Finance leases
-
-
-
-
-
Personal loans
78
1
-
78
1
Credit cards
-
-
-
-
-
Other consumer loans
782
98
-
782
98
$
68,320
$
5,887
$
92,982
$
161,302
$
5,887
The allowance related

to collateral dependent loans

reported in the tables

above includes qualitative

adjustments applied to

the loan
portfolio

that

consider

possible

changes

in

circumstances

that

could

ultimately

impact

credit

losses

and

might

not

be

reflected

in
historical

data

or

forecasted

data

incorporated

in

the

quantitative

models.

The

underlying

collateral

for

residential

mortgage

and
consumer

collateral

dependent

loans

consisted

of

single-family

residential

properties,

and

for

commercial

and

construction

loans
consisted

primarily

of

office

buildings,

multifamily

residential

properties,

and

retail

establishments.

The

weighted-average

loan-to-
value coverage

for collateral dependent

loans as of

September 30, 2022

was
76
%, compared to
78
% as of

December 31, 2021,

which
was not considered a significant change in the extent to which collateral secured these loans.

Purchases and Sales of Loans
During

the

first

nine

months

of

2022,

loans

pooled

into

GNMA

MBS

amounted

to

approximately

$
115.7

million,

compared

to
$
147.4

million

for

the

same

period

in

2021.

Also,

during

the

first

nine

months

of

2022,

the

Corporation

sold

approximately

$
90.8
million

of

performing

residential

mortgage

loans

to

FNMA

and

FHLMC,

compared

to

sales of

$
259.6

million

during

the

first

nine
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

of September

30, 2022 and

December 31, 2021,

rebooked GNMA delinquent

loans
that were included in the residential mortgage loan portfolio amounted to $
8.1

million and $
7.2

million, respectively.

In addition,

on

September 29,

2022,

GNMA expanded

the criteria

to permit

issuers to

repurchase

loans of

borrowers

affected

by
Hurricane Fiona

that meet

the following

eligibility requirements:

(i) the

property securing

the loans

has been

damaged and

is located
within

a

designated

disaster

area;

and

(ii)

the

borrower

is

experiencing

economic

hardship

related

to

the

designated

disaster,

as
established by the

underlying insuring or

guaranteeing agency.

Issuers must request

and obtain prior

written approval from

GNMA to
repurchase eligible loans.
During

the

first

nine

months

of

2022

and

2021,

the

Corporation

repurchased,

pursuant

to

the

aforementioned

repurchase

option,
$
8.2

million and $
0.4

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
Loan

sales

to

FNMA

and

FHLMC

are

without

recourse

in

relation

to

the

future

performance

of

the

loans.

The

Corporation
repurchased at par loans previously sold to FNMA and FHLMC in the amount of $
0.3

million during the first nine months of 2022 and
2021. The

Corporation’s

risk of

loss with

respect to

these loans

is also

minimal as

these repurchased

loans are

generally performing
loans with documentation deficiencies.
During

the

first

nine

months

of

2022,

the

Corporations

sold

a

$
35.2

million

commercial

and

industrial

loan

participation

in

the
Puerto

Rico region.

Also, during

the first

nine

months of

2021,

three criticized

commercial loan

participations

in the

Florida

region
totaling $
28.0

million were

sold. In

addition, during

the first

nine months

of 2022

and 2021,

the Corporation

purchased commercial
and industrial loans participations in the Florida region totaling $
135.4

million and $
78.1

million, respectively.
During

the

third

quarter

of

2021,

the

Corporation

sold

$
52.5

million

of non-performing

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
11.3

billion as

of September

30, 2022,

credit risk

concentration

was approximately
79
% in

Puerto Rico,
18
% in

the United

States,
and
3
% in the USVI and BVI.
As of

September

30,

2022,

the Corporation

had $
158.4

million outstanding

in loans

extended

to the

Puerto

Rico government,

its
municipalities

and

public

corporations,

compared

to

$
178.4

million

as

of

December

31,

2021.

As

of

September

30,

2022,
approximately

$
89.9

million

consisted

of

loans

extended

to

municipalities

in

Puerto

Rico

that

are

general

obligations

supported

by
assigned

property

tax

revenues,

and

$
29.0

million

of

loans

which

are

supported

by

one

or

more

specific

sources

of

municipal
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

loans extended to

municipalities, the Corporation’s

exposure to the

Puerto Rico government

as of September

30, 2022 included

$
11.5
million in loans granted to an affiliate of

the Puerto Rico Electric Power Authority (“PREPA”)

and $
28.0

million in loans to an agency
of the Puerto Rico central government.
In

addition,

as

of

September

30,

2022,

the

Corporation

had

$
86.7

million

in

exposure

to

residential

mortgage

loans

that

are
guaranteed by

the PRHFA,

a governmental

instrumentality that

has been

designated as

a covered

entity under

PROMESA, compared
to

$
92.8

million

as

of

December

31,

2021.

Residential

mortgage

loans

guaranteed

by

the

PRHFA

are

secured

by

the

underlying
properties and the guarantees serve to cover shortfalls in collateral in the event of a borrower default.
The

Corporation

also

has

credit

exposure

to

USVI

government

entities.

As

of

September

30,

2022,

the

Corporation

had

$
37.6
million in loans

to USVI government

public corporations,

compared to $
39.2

million as of

December 31,

2021.

As of September

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

As
of September

30, 2022,

the Corporation’s

total TDR

loans held

for investment

amounted to

$
387.7

million, of

which $
340.1

million
were in accruing

status. See Note 8

– Loans Held for

Investment to the

consolidated financial statements

included in the

2021 Annual
Report on

Form 10-K,

for information

on when

the Corporation

classifies TDR

loans as

either accrual

or nonaccrual

loans. The

total
TDR loans held for investment

consisted of $
242.4

million of residential mortgage

loans, $
67.2

million of C&I loans, $
64.2

million of
commercial mortgage

loans, $
1.3

million of

construction loans,

and $
12.6

million of

consumer loans.

As of

September 30,

2022, the
Corporation

included

as

TDRs

$
1.6

million

of

residential

mortgage

loans

that

were

participating

in

or

had

been

offered

a

trial
modification,

which

generally

represents

a

six-month

period

during

which

the

borrower

makes

monthly

payments

under

the
anticipated modified payment terms prior

to a formal modification. TDR loans

exclude restructured

residential mortgage loans that are
government-guaranteed

(
e.g
.,

FHA/VA

loans)

totaling

$
54.8

million

as

of

September

30,

2022,

compared

with

$
57.6

million

as

of
December

31,

2021.

As

of

September

30,

2022,

the

Corporation

has

committed

to

lend

up

to

additional

$
16

thousand

on

TDR
consumer loans.
To

assist

borrowers

affected

by

the

passing

of

Hurricane

Fiona

through

Puerto

Rico

on

September

17,

2022,

the

Corporation
established a

Natural Disaster

Deferral or

Extension Program,

with a

term not

to extend

beyond December

31, 2022,

for residents

of
Puerto Rico that were

directly impacted by

the passing of the hurricane.

This program provides payment

deferral or term extension

on
a one payment

basis, not to

exceed three payments,

to retail borrowers

(
i.e.,

borrowers with personal

loans, auto loans,

finance leases,
credit cards and

residential mortgage loans)

that contacted the

Corporation by October

31, 2022 to

request the payment

extension and
opted-in based

on conditions

below.

Loans will

continue

to accrue

interest during

the deferral

or extension

period.

For credit

cards,
borrowers who

were 30

days past

due or

less as

of September

16, 2022

are eligible

for this

program. For

residential mortgage

loans
and consumer

loans, borrowers

who were

60 days

past due

or less

as of

September 16,

2022 are

eligible for

this program.

For both
consumer and residential mortgage loans subject to the deferral programs,

each borrower is required to opt in on a monthly basis to the program

and

must

resume

making

their

regularly

scheduled

loan

payments

at

the

end

of

the

deferral

period.

For

consumer

loans,
deferred amounts

will extend

the maturity

date by

the number

of deferred

periods. For

residential mortgage

loans, deferred

amounts
will be

moved to

the end

of the

loan term.

Borrowers that

make a

payment during

any given

month are

not eligible

for the

program
during that

month. Furthermore,

for customers

that opted

into the

program, the

delinquency

status of

loans subject

to the

deferral or
extension program will be frozen to the status that existed in the month previous to the month in which the relief is granted.

Loans subject

to the above-described

program are not

considered TDRs since

the deferral or

extension is not

considered more than
insignificant.

Borrowers

were

eligible

to

payment

deferral

or

extension

of

three

payments

only

if

cumulative

payment

extensions
granted during

the last 12

months did not

exceed six payments,

including the

extensions granted through

this program. As

of October
31, 2022, the Corporation has entered into deferral or extension payment agreements on
3,366

retail loans totaling $
63.6

million.
The

following

tables

present

TDR

loans

completed

during

the

quarters

and

nine-month

periods

ended

September

30,

2022

and
2021:

Quarter Ended September 30, 2022
Interest rate
below market
Maturity or
term extension
Combination of
reduction in
interest rate
and extension
of maturity
Forgiveness of
principal
and/or interest Other
(1)
Total
(In thousands)
TDRs:
Conventional residential mortgage loans $
-
$
132
$
-
$
-
$
1,022
$
1,154
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
-
C&I loans
495
-
-
-
-
495
Consumer loans:
Auto loans
661
42
84
-
-
787
Finance leases
-
82
-
-
-
82
Personal loans
-
75
58
-
-
133
Credit cards
-
-
-
-
252
252
Other consumer loans
10
56
-
19
-
85
Total TDRs $
1,166
$
387
$
142
$
19
$
1,274
$
2,988
(1)
Other concessions granted by the Corporation include payment plans under judicial stipulation or loss mitigation

programs, or a combination of two or more of

the concessions listed in the
table. Amounts included in Other that represent a combination of concessions are excluded from the amounts reported in the column for such individual concessions.
Nine-Month Period Ended September 30, 2022
Interest rate
below market
Maturity or
term extension
Combination of
reduction in
interest rate
and extension
of maturity
Forgiveness of
principal
and/or interest Other
(1)
Total
(In thousands)
TDRs:
Conventional residential mortgage loans $
215
$
1,484
$
190
$
-
$
3,709
$
5,598
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
245
5,178
-
467
5,890
C&I loans
895
-
-
825
1,083
2,803
Consumer loans:
Auto loans
2,120
126
264
-
-
2,510
Finance leases
-
451
-
-
18
469
Personal loans
99
135
84
-
-
318
Credit cards
-
-
-
-
647
647
Other consumer loans
93
188
-
37
-
318
Total TDRs

$
3,422
$
2,629
$
5,716
$
862
$
5,924
$
18,553
(1)
Other concessions granted by the Corporation include payment plans under judicial stipulation or loss mitigation programs, or a combination of two or more of the concessions listed

in the
table. Amounts included in Other that represent a combination of concessions are excluded from the amounts reported in the column for such individual concessions.

Quarter Ended September 30, 2021
Interest rate
below market
Maturity or
term extension
Combination of
reduction in
interest rate
and extension
of maturity
Forgiveness of
principal
and/or interest Other
(1)
Total
(In thousands)
TDRs:
Conventional residential mortgage loans $
345
$
759
$
92
$
-
$
1,454
$
2,650
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
10,331
-
-
10,331
C&I loans
-
-
9,100
-
-
9,100
Consumer loans:
Auto loans
364
14
58
-
-
436
Finance leases
-
165
26
-
-
191
Personal loans
13
23
67
-
-
103
Credit cards
-
-
-
-
207
207
Other consumer loans
17
28
-
15
-
60
Total TDRs $
739
$
989
$
19,674
$
15
$
1,661
$
23,078
(1)
Other concessions granted by the Corporation include payment plans under judicial stipulation or loss mitigation programs, or a combination of two or more of the concessions listed

in the
table. Amounts included in Other that represent a combination of concessions are excluded from the amounts reported in the column for such individual concessions.
Nine-Month Period Ended September 30, 2021
Interest rate
below market
Maturity or
term extension
Combination of
reduction in
interest rate
and extension
of maturity
Forgiveness of
principal
and/or interest Other
(1)
Total
(In thousands)
TDRs:
Conventional residential mortgage loans $
365
$
759
$
1,605
$
-
$
2,718
$
5,447
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
10,586
-
442
11,028
C&I loans
-
300
9,100
-
171
9,571
Consumer loans:
Auto loans
1,372
309
196
-
-
1,877
Finance leases
-
526
26
-
-
552
Personal loans
13
52
263
-
8
336
Credit cards
-
-
-
-
1,171
1,171
Other consumer loans
105
68
-
61
-
234
Total TDRs

$
1,855
$
2,014
$
21,776
$
61
$
4,510
$
30,216
(1)
Other concessions granted by the Corporation include payment plans under judicial stipulation or loss mitigation programs, or a combination of two or more of the concessions listed

in the
table. Amounts included in Other that represent a combination of concessions are excluded from the amounts reported in the column for such individual concessions.

Quarter Ended September 30, 2022 Quarter Ended September 30, 2021
Number of
contracts
Pre-modification
Amortized Cost
Post-modification
Amortized Cost
Number of
contracts
Pre-modification
Amortized Cost
Post-modification
Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans
12
$
1,220
$
1,154
23
$
2,654
$
2,650
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
2
10,433
10,331
C&I loans
3
495
495
3
9,100
9,100
Consumer loans:
Auto loans
35
790
787
22
435
436
Finance leases
5
82
82
10
190
191
Personal loans
7
116
133
9
103
103
Credit Cards
50
251
252
40
207
207
Other consumer loans
29
83
85
14
59
60
Total TDRs
141
$
3,037
$
2,988
123
$
23,181
$
23,078
Nine-Month Period Ended September 30, 2022 Nine-Month Period Ended September 30, 2021
Number of
contracts
Pre-modification
Amortized Cost
Post-modification
Amortized Cost
Number of
contracts
Pre-modification
Amortized Cost
Post-modification
Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans
49
$
5,668
$
5,598
48
$
5,552
$
5,447
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
3
5,897
5,890
6
11,091
11,028
C&I loans
15
3,031
2,803
5
9,694
9,571
Consumer loans:
Auto loans
123
2,512
2,510
101
1,875
1,877
Finance leases
26
469
469
33
550
552
Personal loans
19
301
318
32
330
336
Credit Cards
139
646
647
203
1,171
1,171
Other consumer loans
77
311
318
55
233
234
Total TDRs
451
$
18,835
$
18,553
483
$
30,496
$
30,216

Loan modifications considered

TDR loans that defaulted

(failure by the borrower

to make payments

of either principal, interest,

or
both

for

a

period

of

90

days

or

more)

during

the

quarters

and

nine-month

periods

ended

September

30,

2022

and

2021,

and

had
become TDR loans during the 12-months preceding the default date, were as follows:
Quarter Ended September 30, 2022 Quarter Ended September 30, 2021
Number of
contracts Amortized Cost
Number of
contracts Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans
1
$
50
2
$
126
Construction loans
-
-
-
-
Commercial mortgage loans
-
-
-
-
C&I loans
-
-
-
-
Consumer loans:
Auto loans
31
776
23
433
Finance leases
-
-
-
-
Personal loans
-
-
1
1
Credit cards
14
60
13
68
Other consumer loans
1
2
-
-
Total
47
$
888
39
$
628
Nine-Month Period Ended September
30, 2022
Nine-Month Period Ended September
30, 2021
Number of
contracts Amortized Cost
Number of
contracts Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans
5
$
534
4
$
304
Construction loans
-
-
-
-
Commercial mortgage loans
-
-
-
-
C&I loans
-
-
-
-
Consumer loans:
Auto loans
75
1,674
69
1,164
Finance leases
1
16
-
-
Personal loans
-
-
1
1
Credit cards
39
201
25
161
Other consumer loans
5
19
9
36
Total
125
$
2,444
108
$
1,666
For

certain

TDR

loans,

the

Corporation

splits

the

loans

into

two

new

notes

(the

“Note

A”

and

the

“Note

B”).

The

A

Note

is
restructured to comply

with the Corporation’s

lending standards at

current market rates

and is tailored to

suit the customer’s

ability to
make

timely

interest

and

principal

payments.

The

B

Note

includes

the

granting

of

the

concession

to

the

borrower

and

varies

by
situation. The

B Note is

fully charged-off,

unless it is

collateral-dependent and

the source of

repayment is

independent of

the A Note
in which

case a

partial charge

-off may

be recorded.

At the

time of

the restructuring,

the A Note

is identified

and classified

as a

TDR
loan. During the nine months ended September 30, 2022 and 2021, there were no new Note A and B restructurings.

NOTE 4 – ALLOWANCE

FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following tables present the activity in the ACL for loans and finance leases by portfolio segment for the indicated periods:
Residential
Mortgage Loans Construction Loans
Commercial
Mortgage
Commercial &
Industrial Loans Consumer Loans Total
Quarter Ended September 30, 2022
(In thousands)
ACL:
Beginning balance $
65,231
$
2,020
$
32,619
$
36,203
$
116,079
$
252,152
Provision for credit losses - expense (benefit)
755
(179)
(2,383)
(1,228)
17,387
14,352
Charge-offs

(1,466)
(63)
(3)
(8)
(12,522)
(14,062)
Recoveries
559
43
57
494
4,264
5,417
Ending balance $
65,079
$
1,821
$
30,290
$
35,461
$
125,208
$
257,859
Residential
Mortgage Loans Construction Loans
Commercial
Mortgage
Commercial &
Industrial Loans Consumer Loans Total
Nine-Month Period Ended September 30, 2022
(In thousands)
ACL:
Beginning balance
$
74,837
$
4,048
$
52,771
$
34,284
$
103,090
$
269,030
Provision for credit losses - (benefit) expense
(6,913)
(2,242)
(23,758)
(575)
43,516
10,028
Charge-offs

(6,073)
(123)
(42)
(366)
(32,765)
(39,369)
Recoveries
3,228
138
1,319
2,118
11,367
18,170
Ending balance $
65,079
$
1,821
$
30,290
$
35,461
$
125,208
$
257,859
Residential
Mortgage Loans Construction Loans
Commercial
Mortgage Loans
Commercial &
Industrial Loans Consumer Loans Total
Quarter Ended September 30, 2021
(In thousands)
ACL:
Beginning balance $
112,882
$
4,757
$
72,452
$
37,470
$
97,397
$
324,958
Provision for credit losses - (benefit) expense
(6,206)
527
(4,660)
(4,449)
6,054
(8,734)
Charge-offs
(25,418)
(7)
(429)
(167)
(8,345)
(34,366)
Recoveries
1,968
42
43
494
3,955
6,502
Ending balance $
83,226
$
5,319
$
67,406
$
33,348
$
99,061
$
288,360
Residential
Mortgage Loans Construction Loans
Commercial
Mortgage Loans
Commercial &
Industrial Loans Consumer Loans Total
Nine-Month Period Ended September 30, 2021
(In thousands)
ACL:
Beginning balance $
120,311
$
5,380
$
109,342
$
37,944
$
112,910
$
385,887
Provision for credit losses - (benefit) expense

(9,556)
(125)
(40,779)
(10,187)
11,168
(49,479)
Charge-offs
(31,170)
(52)
(1,304)
(1,036)
(34,904)
(68,466)
Recoveries
3,641
116
147
6,627
9,887
20,418
Ending balance $
83,226
$
5,319
$
67,406
$
33,348
$
99,061
$
288,360

The

Corporation

estimates

the

ACL

following

the

methodologies

described

in

Note

1

–

Nature

of

Business

and

Summary

of
Significant Accounting

Policies, in

the audited

consolidated financial

statements included

in the

2021 Annual

Report on

Form 10-K,
for each portfolio segment.

During

the

first

nine

months

of

2022,

the

Corporation

applied

probability

weights

to

the

baseline

and

alternative

downside
economic

scenarios

to estimate

the ACL

with the

baseline

scenario

carrying

the highest

weight.

In weighting

these macroeconomic
scenarios,

the

Corporation

applied judgment

based

on

a variety

of

factors

such

as economic

uncertainties

associated

to

a

continued
conflict in Ukraine, the overall inflationary

environment and a potential slowdown

in economic activity as a result of

the FED’s policy
to control inflationary economic conditions. For periods prior to 2022,

the Corporation calculated the ACL using the baseline scenario.
As

of

September

30,

2022,

the

ACL

for

loans

and

finance

leases

was

$
257.9

million,

down

approximately

$
11.1

million

from
December

31,

2021.

The

ACL

reduction

for

commercial

and

construction

loans

was

$
23.5

million

during

the

first

nine

months

of
2022,

primarily reflecting

reduced COVID-19

uncertainties and,

to a

lesser extent,

a reduction

in qualitative

reserves due

to updated
borrowers’ financial information received during

the third quarter of 2022. In addition, there was an ACL reduction of $
9.7

million for
residential

mortgage

loans,

partially

offset

by

a

$
22.1

million

increase

in

the

ACL

for

consumer

loans.

The

net

reduction

for
residential mortgage

loans was

primarily driven

by the

overall decrease

in the

size of

this portfolio.

The ACL

increase for

consumer
loans consisted of charges

to the provision of $
43.5

million recorded in the first

nine months of 2022

to account for the increase

in the
size

of

the

portfolio

of

auto

loans

and

finance

leases;

a

deterioration

in

the

long-term

outlook

of

certain

macroeconomic

variables,
such as the regional

unemployment rate; and an

increase in charge-off

levels mostly related

to the auto and

credit card loan portfolios,
partially offset

by net

charge-offs

of $
21.4

million. For

those loans

where the

ACL was

determined based

on a

discounted cash

flow
model, the change in the ACL due to the passage of time is recorded as part of the provision for credit losses.
On September 17, 2022, Hurricane Fiona made landfall

in the southwestern part of Puerto Rico as a Category 1 storm.

As part of its
ACL calculation,

the Corporation

considers

the need

for qualitative

adjustments

that include

factors such

as natural

disasters. As

of
September 30,

2022, management

determined that

no separate qualitative

reserves for

this natural disaster

were required

on the ACL.
Notwithstanding, estimates of the storm’s

effect on loan losses may

change over time as additional

information becomes available and
any related revisions in the ACL calculation will be reflected in the provision for credit losses as they occur.
Total

net

charge-offs

decreased

by

$
19.3

million

to

$
8.6

million,

when

compared

to

the

third

quarter

of

2021.

The

variance
consisted of

a $
22.6

million decrease

in net

charge-offs

on residential

mortgage loans,

of which

$
23.1

million was

related to

charge-
offs

recognized

as

part

of

the

bulk

sale

of

nonaccrual

residential

mortgage

loans

and

related

servicing

advances

during

the

third
quarter of

2021; and

a $
0.5

million increase in

net recoveries in

the commercial

and construction

loans portfolio;

partially offset

by a
$
3.8

million

increase

in

net

charge-offs

on

consumer

and

finance

leases,

primarily

reflected

in

the

auto

loans

portfolios.

Total

net
charge-offs

decreased

by $
26.8

million

to $
21.1

million,

when

compared

to

the nine-month

period

ended

September 30,

2021.

The
variance

consisted of

a $
3.5

million

decrease

in net

charge-offs

on consumer

and finance

leases, primarily

reflected in

the auto

and
credit

card

loan

portfolios;

and

a

$
24.7

million

decrease

in

net

charge-offs

on

residential

mortgage

loans

mainly

due

to

the
aforementioned

bulk sale

completed

during the

third quarter

of 2021;

partially offset

by lower

net recoveries

in the

commercial

and
construction loans portfolio by $
1.4

million.

The tables below present the ACL related to loans and finance leases and the carrying value of loans by portfolio segment as of
September 30, 2022 and December 31, 2021:
Residential
Mortgage Loans Construction Loans
Commercial
Mortgage Loans
Commercial and
Industrial Loans
(1)
Consumer Loans Total
As of September 30, 2022
(Dollars in thousands)
Total loans held for investment:
Amortized cost of loans
$
2,830,974
$
123,994
$
2,265,614
$
2,858,286
$
3,219,750
$
11,298,618
Allowance for credit losses
65,079
1,821
30,290
35,461
125,208
257,859
Allowance for credit losses to

amortized cost
2.30
%
1.47
%
1.34
%
1.24
%
3.89
%
2.28
%
As of December 31, 2021
Residential
Mortgage Loans Construction Loans
Commercial
Mortgage Loans
Commercial and
Industrial Loans
(1)
Consumer Loans Total (Dollars in thousands)
Total loans held for investment:
Amortized cost of loans $
2,978,895
$
138,999
$
2,167,469
$
2,887,251
$
2,888,044
11,060,658
Allowance for credit losses
74,837
4,048
52,771
34,284
103,090
269,030
Allowance for credit losses to
amortized cost
2.51
%
2.91
%
2.43
%
1.19
%
3.57
%
2.43
%
(1) As of September 30, 2022 and December 31, 2021, includes $
17.9

million and $
145.0

million of SBA PPP loans, respectively, which require no ACL as these loans are 100% guaranteed by the SBA.
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

Corporation estimates
the ACL for

these off-balance

sheet exposures

following the methodology

described in

Note 1 –

Nature of Business

and Summary

of
Significant

Accounting

Policies,

in

the audited

consolidated

financial

statements,

which are

included

in

the 2021

Annual Report

on
Form 10-K.

As of

September 30,

2022, the

ACL for

off-balance

sheet credit

exposures was

$
4.2

million, up

$
2.7

million from

$
1.5
million

as of

December

31,

2021,

mainly

driven

by an

increase

in

unfunded

loan

commitments

principally

due

to

newly

originated
facilities which remained undrawn as of September 30, 2022.
The following

table presents

the activity

in the

ACL for

unfunded loan

commitments and

standby letters

of credit

for the

quarters
and nine-month periods ended September 30, 2022 and 2021:
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2022 2021 2022 2021
(In thousands)
Beginning Balance $
2,171
$
2,730
$
1,537
$
5,105
Provision for credit losses - expense (benefit)
2,071
(971)
2,705
(3,346)
Ending balance $
4,242
$
1,759
$
4,242
$
1,759
NOTE 5
–
OTHER REAL ESTATE

OWNED

The following table presents the OREO inventory as of the indicated dates:
September 30, December 31,
2022 2021
(In thousands)
OREO

OREO balances, carrying value:
Residential (1) $
30,036
$
29,533
Commercial
6,033
7,331
Construction
2,613
3,984

Total
$
38,682
$
40,848
(1) Excludes $
24.3

million and $
22.2

million as of September 30, 2022 and December 31, 2021, respectively, of foreclosures that meet the conditions of ASC Subtopic
310-40 "Reclassification of Residential Real Estate Collateralized

Consumer Mortgage Loans upon Foreclosure," and are

presented as a receivable as part of other
assets in the consolidated statements of financial condition.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

Goodwill

as

of

each

of

September

30,

2022

and

December

31,

2021

amounted

to

$
38.6

million.

The

Corporation’s

policy

is

to
assess goodwill and

other intangibles for

impairment on an annual

basis during the

fourth quarter of each

year, and

more frequently if
events

or

circumstances

lead

management

to

believe

that

the

values

of

goodwill

or

other

intangibles

may

be

impaired.

During

the
fourth quarter

of 2021, as

part of its

annual evaluation,

the Corporation performed

a qualitative assessment

to determine if

a goodwill
impairment

test was necessary.

This assessment involved

identifying the inputs

and assumptions that

most affect

fair value, including
evaluating

significant

and

relevant

events

impacting

each

reporting

entity,

and

evaluating

such

factors

to

determine

if

a

positive
assertion can be

made that it is more

likely than not that

the fair value of

each reporting unit is

greater than its carrying

amount. As of
December 31,

2021, the

Corporation concluded

that it

is more-likely-than-not

that the

fair value

of the

reporting units

exceeded their
carrying

value.

The

Corporation

determined

that

there

have

been

no

significant

events

since

the

last

annual

assessment

that

could
indicate potential

goodwill impairment

on reporting

units for

which the

goodwill is

allocated. As a

result,
no

impairment charges

for
goodwill were recorded during the first nine months of 2022.
There

were
no

changes in

the carrying

amount of

goodwill during

the quarter

and

nine-month

period ended

September 30,

2022.
The

changes

in

the

carrying

amount

of

goodwill

attributable

to

operating

segments

during

2020

and

the

nine-month

period

ended
September 30, 2021 are reflected in the following table:
Mortgage Banking
Consumer (Retail)
Banking
Commercial and
Corporate
Banking
United States
Operations Total
(In thousands)
Goodwill, January 1, 2020 $
-
$
1,406
$
-
$
26,692
$
28,098
Merger and acquisitions
(1)
574
794
4,935
-
6,303
Measurement period adjustment
(1)
385
533
3,313
-
4,231
Goodwill, December 31, 2020 $
959
$
2,733
$
8,248
$
26,692
$
38,632
Measurement period adjustment
(2)
53
74
(148)
-
(21)
Goodwill, September 30, 2021 $
1,012
$
2,807
$
8,100
$
26,692
$
38,611
(1) Recognized in connection with the BSPR acquisition on September

1, 2020. Refer to Note 2 - Business Combination included

in the 2021 Annual Report on Form 10-K for additional
information.
(2) Relates to the fair value estimate update performed within one year of the closing of the BSPR acquisition, in accordance

with ASC Topic 805, "Business

Combinations"("ASC 805").

The

following

table

shows

the

gross

amount

and

accumulated

amortization

of

the

Corporation’s

intangible

assets

subject

to
amortization as of the indicated dates:

As of As of
September 30, December 31,
2022

2021

(Dollars in thousands)
Core deposit intangible:
Gross amount $
87,544
$
87,544
Accumulated amortization
(64,726)
(58,973)
Net carrying amount $
22,818
$
28,571
Remaining amortization period (in years)
7.3
8.0
Purchased credit card relationship intangible:
Gross amount $
3,800
$
3,800
Accumulated amortization
(3,424)
(2,602)
Net carrying amount $
376
$
1,198
Remaining amortization period (in years)
0.9
1.7
Insurance customer relationship intangible:
Gross amount $
1,067
$
1,067
Accumulated amortization
(1,016)
(902)
Net carrying amount $
51
$
165
Remaining amortization period (in years)
0.3
1.1
During

the quarter

and

nine-month

period

ended

September

30,

2022,

the

Corporation recognized

$
2.2

million

and $
6.7

million,
respectively,

in amortization

expense

on its

other intangibles

subject to

amortization,

compared to

$
2.8

million

and $
8.7

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

September 30, 2022.
The estimated

aggregate annual

amortization expense

related to the

intangible assets

subject to amortization

for future periods

was
as follows as of September 30, 2022:
Amount
(In thousands)
2022 $
2,126
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
$
3.9

million of

FBP Statutory

Trust II

variable-rate common

securities, to

purchase $
128.9

million aggregate

principal amount

of the
Corporation’s

Junior

Subordinated

Deferrable

Debentures.

The

debentures,

net

of

related

issuance

costs,

are

presented

in

the
Corporation’s

consolidated

statements

of

financial

condition

as

other

borrowings.

The

variable-rate

TRuPs

are

fully

and
unconditionally

guaranteed

by

the

Corporation.
The Junior Subordinated Deferrable Debentures mature on June 17, 2034 and
September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable-rate TRuPs). As of each of September 30,
2022 and December 31, 2021, these Junior Subordinated Deferrable Debentures amounted to $183.8 million.

The Collins Amendment to the Dodd

-Frank Wall

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
8.6
million

and

$
6.2

million,

respectively,

with

a

weighted

average

yield

of
5.93
%,

which

is

included

as

part

of

the

Corporation’s
available-for-sale

debt

securities

portfolio.

As

described

in

Note

2

–

Debt

Securities,

above,

the

ACL

on

these

private

label

MBS
amounted to $
0.3

million as of September 30, 2022.
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

CPG/GS, and made

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

The changes in MSRs are shown below for the indicated periods:
Quarter Ended Nine-Month Period Ended
September 30, September 30,
(In thousands) 2022 2021 2022 2021
Balance at beginning of period $
30,277
$
32,335
$
30,986
$
33,071
Capitalization of servicing assets
679
1,146
2,637
4,046
Amortization
(1,247)
(1,817)
(3,850)
(5,374)
Temporary impairment

recoveries, net
1
12
65
49
Other
(1)
(20)
9
(148)
(107)
Balance at end of period $
29,690
$
31,685
$
29,690
$
31,685
(1)

Mainly represents adjustments related to the repurchase

of loans serviced for others.
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

Changes in the impairment allowance were as follows for the indicated periods:
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2022 2021 2022 2021
(In thousands)
Balance at beginning of period $
14
$
165
$
78
$
202
Recoveries
(1)
(12)
(65)
(49)
Balance at end of period $
13
$
153
$
13
$
153

The components

of net servicing

income, included

as part of

mortgage banking

activities in the

consolidated statements of

income,
are shown below for the indicated periods:
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2022 2021 2022 2021
(In thousands)
Servicing fees $
2,758
$
3,213
$
8,398
$
9,146
Late charges and prepayment penalties
201
87
614
543
Adjustment for loans repurchased
(20)
(32)
(148)
(148)
Servicing income, gross
2,939
3,268
8,864
9,541
Amortization and impairment of servicing assets
(1,246)
(1,764)
(3,785)
(5,284)
Servicing income, net $
1,693
$
1,504
$
5,079
$
4,257

The Corporation’s MSRs are subject

to prepayment and interest rate risks. Key economic assumptions used in determining the fair
value at the time of sale of the related mortgages for the indicated periods ranged as follows:
Weighted
Average Maximum Minimum
Nine-Month Period Ended September 30, 2022:
Constant prepayment rate:

Government-guaranteed mortgage loans
6.6
%
18.3
%
4.8
%

Conventional conforming mortgage loans
6.6
%
18.4
%
3.4
%

Conventional non-conforming mortgage loans
6.0
%
21.9
%
3.8
%
Discount rate:

Government-guaranteed mortgage loans
11.8
%
12.0
%
11.5
%

Conventional conforming mortgage loans
9.8
%
10.0
%
9.5
%

Conventional non-conforming mortgage loans
12.4
%
14.5
%
11.5
%
Nine-Month Period Ended September 30, 2021:
Constant prepayment rate:

Government-guaranteed mortgage loans
6.1
%
17.4
%
3.7
%

Conventional conforming mortgage loans
6.2
%
17.4
%
2.8
%

Conventional non-conforming mortgage loans
-
%
-
%
-
%
Discount rate:

Government-guaranteed mortgage loans
12.0
%
12.0
%
12.0
%

Conventional conforming mortgage loans
10.0
%
10.0
%
10.0
%

Conventional non-conforming mortgage loans
-
%
-
%
-
%

The weighted

averages of

the key

economic assumptions

that the

Corporation used

in its

valuation model

and the

sensitivity of

the
current fair value

to immediate 10% and

20% adverse changes in

those assumptions for mortgage

loans as of September

30, 2022 and
December 31, 2021 were as follows:
September 30, December 31,
(Dollars in thousands) 2022 2021
Carrying amount of servicing assets $
29,690
$
30,986
Fair value $
44,621
$
42,132
Weighted-average

expected life (in years)
7.86
7.96
Constant prepayment rate (weighted-average annual

rate)
6.45
%
6.55
%

Decrease in fair value due to 10% adverse change
$
1,048
$
1,027

Decrease in fair value due to 20% adverse change
$
2,052
$
2,011
Discount rate (weighted-average annual rate)
10.68
%
11.17
%

Decrease in fair value due to 10% adverse change
$
1,923
$
1,852

Decrease in fair value due to 20% adverse change
$
3,700
$
3,561
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
September 30, 2022 December 31, 2021
(In thousands)
Type of account:
Non-interest-bearing deposit accounts $
6,235,782
$
7,027,513
Interest-bearing saving accounts
4,089,664
4,729,387
Interest-bearing checking accounts
4,076,258
3,492,645
Certificates of deposit ("CDs")
2,122,713
2,434,932
Brokered CDs
45,164
100,417
Total $
16,569,581
$
17,784,894

The following table presents the contractual maturities of CDs, including brokered

CDs, as of September 30, 2022:
Total

(In thousands)
Three months or less $
572,661
Over three months to six months
374,963
Over six months to one year
555,086
Over one year to two years

369,054
Over two years to three years

174,360
Over three years to four years

47,133
Over four years to five years

67,846
Over five years
6,774

Total
$
2,167,877

The following were the components of interest expense on deposits for the indicated periods:
Quarter Ended September 30,
Nine-Month Period Ended
September 30,
2022 2021 2022 2021
(In thousands)
Interest expense on deposits $
10,045
$
9,876
$
25,619
$
33,718
Accretion of premiums from acquisitions
(92)
(243)
(384)
(1,089)
Amortization of broker placement fees
25
49
89
177
Total interest expense on deposits

$
9,978
$
9,682
$
25,324
$
32,806
Total

U.S. time deposits

with balances

of more

than $250,000

amounted to

$
911.6

million and

$
990.2

million as of

September 30,
2022 and December

31, 2021, respectively.

This amount does not

include brokered CDs

that are generally

participated out by

brokers
in shares of less than

the FDIC insurance limit. As

of September 30, 2022

and December 31, 2021 unamortized

broker placement fees
amounted to $
0.1

million and $
0.2

million, respectively,

which are amortized over

the contractual maturity of

the brokered CDs under
the interest method.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO

REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements)

as of the indicated dates consisted of the following:
September 30, 2022 December 31, 2021
(In thousands)
Long-term fixed-rate repurchase agreements
(1)
$
200,000
$
300,000
(1) Weighted-average interest rate of
3.90
% and
3.35
% as of September 30, 2022 and December 31, 2021, respectively.

The repurchase agreements mature as follows as of the indicated date:
September 30, 2022
(In thousands)
Over one year to three years $
200,000
As of

September

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

them. As of September

30, 2022 and December

31, 2021,
repurchase agreements were overcollateralized.

The repurchase agreements as of September 30, 2022, grouped by counterparty,

were as follows:

Weighted-Average
Counterparty Amount Maturity (In months)
(Dollars in thousands)
Credit Suisse First Boston
$
200,000
28

NOTE 10 – ADVANCES

FROM THE FEDERAL HOME LOAN BANK

The following is a summary of the advances from the FHLB as of the indicated

dates:
September 30, December 31,
2022 2021
(In thousands)
Long-term rate advances from FHLB
(1)
$
-
$
200,000
(1)
Weighted-average interest rate

of
2.16
% as of December 31, 2021. The $
200

million in FHLB advances outstanding as of December 31, 2021 matured and were repaid in August 2022.
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
6.28
% as of September 30, 2022

and
2.97
% as
of December 31, 2021).
(2)
Amount represents junior subordinated interest-bearing

debentures due in 2034 with a floating

interest rate of
2.50
% over
3-month LIBOR

(
6.03
% as of September 30, 2022

and
2.71
% as
of December 31, 2021).

NOTE 12 – EARNINGS PER COMMON SHARE

The calculations of earnings per common share for the quarters and nine-month periods ended September 30, 2022 and 2021 are as
follows:
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2022 2021 2022 2021
(In thousands, except per share information)
Net income $
74,603
$
75,678
$
231,898
$
207,386
Less: Preferred stock dividends
-
(669)
-
(2,007)

Net income attributable to common stockholders
$
74,603
$
75,009
$
231,898
$
205,379
Weighted-Average

Shares:
Average common

shares outstanding
187,236
206,725
193,217
212,406
Average potential

dilutive common shares
1,083
1,071
1,151
1,117
Average common

shares outstanding - assuming dilution
188,319
207,796
194,368
213,523
Earnings per common share:
Basic $
0.40
$
0.36
$
1.20
$
0.97
Diluted $
0.40
$
0.36
$
1.19
$
0.96
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

antidilutive
shares

of

common

stock

in

the

quarters

and

nine-month

periods

ended

September

30,

2022

and

2021.

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

provides for equity-
based and

non equity-based

compensation

incentives (the

“awards”). The

Omnibus Plan

authorizes the

issuance of

up to
14,169,807
shares of

common stock,

subject to

adjustments for

stock splits,

reorganizations

and other

similar events.

As of

September 30,

2022,
there were
3,833,996

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
50
%) of those shares

vest on the
two-year

anniversary

of the grant

date and the remaining
50
% vest on the three-year

anniversary
of the grant

date. The

shares of

restricted

stocks granted

to directors

are generally

subject

to vesting

on the
one-year

anniversary

of the grant
date. Common shares issued during the first nine months of 2022 in connection with restricted stock awards were reissued from treasury
shares.

The following table summarizes the restricted stock activity in the first nine months of 2022 and 2021 under the Omnibus Plan:
Nine-Month Period Ended Nine-Month Period Ended
September 30, 2022 September 30, 2021

Number of shares

Weighted-Average

Number of shares

Weighted-Average
of restricted Grant Date of restricted Grant Date
stock

Fair Value
stock

Fair Value
Unvested shares outstanding at beginning of period
1,148,775
$
6.61
1,320,723
$
5.74
Granted
(1)
323,364
13.18
316,430
11.40
Forfeited
(15,108)
8.79
(24,792)
6.32
Vested
(510,007)
6.05
(407,659)
7.70
Unvested shares outstanding at end of period
947,024
$
9.12
1,204,702
$
6.55
(1)
Includes for the nine-month period ended

September 30, 2022,
24,972

shares of restricted stock awarded to independent

directors and
298,392

shares of restricted stock awarded

to employees, of which
6,084

shares were granted to

retirement-eligible employees and thus

charged to earnings as

of the grant date.

Includes for the nine-month

period ended September 30,

2021,
26,361

shares of restricted
stock awarded to independent directors and
290,069

shares of restricted stock awarded to

employees, of which
19,271

shares were granted to retirement-eligible employees

and thus charged to earnings
as of the grant date.
For

the

quarter

and

nine-month

period

ended

September

30,

2022,

the

Corporation

recognized

$
0.9

million

and

$
2.7

million,
respectively, of stock-based compensation expense related to restricted stock awards, compared to $
0.8

million and $
2.6

million for the
same periods in 2021, respectively.

As of September

30, 2022, there was $
4.6

million of total unrecognized

compensation

cost related to
unvested shares

of restricted stock.

The weighted average

period over which the Corporation

expects to recognize

such cost was
1.6

years
as of September 30, 2022.
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

Performance

Units
Under the Omnibus Plan, the Corporation may award performance units to Omnibus Plan participants, with each unit representing the value of one share of the Corporation’s

common stock. These awards, which are granted to executives, do not contain non-
forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common

stock.
The
performance units will vest on the third anniversary of the effective date of the awards, subject to the achievement of a pre-established tangible book value per share target, adjusted for certain allowable non-recurring transactions. All the performance units will vest if performance is at the pre-established performance target level or above. However, the participants may vest with respect to 50% of the awards to the extent that performance is below the target but not less than 80% of the pre-established performance target level (the
“80% minimum threshold”), which is measured based upon the growth in the tangible book value during the performance cycle. If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold. The performance units granted in the first nine months of 2022 are for the performance period beginning January 1, 2022 and ending on December 31, 2024.

The following table summarizes the performance units activity under the

Omnibus Plan in the first nine months of 2022 and 2021:
Nine-Month Period Ended Nine-Month Period Ended
(Number of units) September 30, 2022 September 30, 2021
Performance units at beginning of year
814,899
1,006,768
Additions
166,669
160,485
Vested

(1)
(189,645)
(304,408)
Performance units at end of period
791,923
862,845
(1)
Units vested during the nine-month period ended September 30,

2022 are related to performance units granted in 2019 that

met the pre-established target and were
settled with shares of common stock reissued from treasury

shares.

Units vested during the nine-month period ended September

30, 2021 are related to performance
units granted in 2018 that met the pre-established target and were settled with new shares of common stock.

The fair values

of the performance

units awarded

were based

on the market

price of the

Corporation’s

outstanding

common stock

on the
respective date of the grant.

For the quarter and nine-month period ended September 30, 2022,

the Corporation recognized

$
0.5

million
and

$
1.3

million, respectively, of

stock-based compensation expense related to

performance units, compared

to

$
0.5

million and

$
1.5
million for the same periods

in 2021, respectively.

As of September 30,

2022, there was $
3.0

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
Shares withheld
During the

first nine

months of

2022, the

Corporation withheld
202,649

shares (first

nine months

of 2021

–
213,757

shares) of

the
restricted

stock

and

performance

units

that

vested

during

such

period

to

cover

the

officers’

payroll

and

income

tax

withholding
liabilities;

these

shares

are

held

as

treasury

shares.

The

Corporation

paid

in

cash

any

fractional

share

of

salary

stock

to

which

an
officer

was entitled.

In

the consolidated

financial

statements,

the

Corporation

presents shares

withheld

for

tax purposes

as common
stock repurchases.

NOTE 14 – STOCKHOLDERS’ EQUITY
Stock Repurchase Programs
On April

27, 2022,

the Corporation

announced that

its Board

of Directors

approved a

stock repurchase

program, under

which the
Corporation

may

repurchase

up

to

$
350

million

of

its

outstanding

common

stock,

expected

to

be

executed

through

four

quarters,
which commenced

in the

second quarter

of 2022.

Repurchases under

the program

may be

executed through

open market

purchases,
accelerated share repurchases

and/or privately negotiated

transactions or plans, including

plans complying with Rule

10b5-1 under the
Exchange Act.

The Corporation’s

common stock repurchase

program is subject

to various factors,

including the

Corporation’s

capital
position,

liquidity,

financial

performance

and

alternative

uses

of

capital,

stock

trading

price,

and

general

market

conditions.

The
repurchase

program

may

be modified,

extended,

suspended,

or terminated

at

any

time at

the

Corporation’s

discretion.

The program
does

not

obligate

the

Corporation

to

acquire

any

specific

number

of

shares.

During

the

third

quarter

of

2022,

the

Corporation
repurchased
5,385,138

shares of common stock

through open market transactions

at an average purchase

price of $
13.93

per share for
a total price of

approximately $
75

million, under this stock

repurchase program. The

shares received are held

as treasury stock.

As of
September 30, 2022, the Corporation

has remaining authorization to

repurchase approximately $
175

million of common stock. For

the
nine-month period

ended September

30, 2022,

First BanCorp. has

repurchased approximately
15.9

million shares for

a total purchase
price of $
225.0

million under all stock repurchase programs.
Common Stock
The following table shows the change in shares of common stock outstanding in the first nine months of 2022:
Total

Number of Shares
Common stock outstanding, beginning balance
201,826,505
Common stock repurchased
(1)
(16,066,747)
Common stock reissued from treasury stock
513,009
Restricted stock forfeited
(15,108)
Common stock outstanding, ending balance
186,257,659
(1)
Consisted

of
12,454,401

shares

of

common

stock

repurchased

in

the

open

market

at

an

average

price

of

$
14.05

per

share

for

a

total

purchase

price

of
approximately $
175

million under

the $
350

million stock

repurchase program

announced in

April 2022;
3,409,697

shares of

common stock

repurchased in

the
open market at

an average price

of $
14.66

for a total

purchase price of

approximately $
50

million under the prior

$
300

million stock repurchase

program which
was completed during the first quarter of 2022 and;
202,649

shares of common stock surrendered to cover officers' payroll and income taxes.
For

the

quarter

and

nine-month

period

ended

September

30,

2022,

total

cash

dividends

declared

on

shares

of

common

stock
amounted to $
22.7

million and $
65.9

million, respectively,

compared to $
14.6

million and $
44.9

million for the same

periods in 2021.
On
October 27, 2022

the

Corporation’s

Board

of

Directors

declared

a

quarterly

cash

dividend

of

$
0.12

per

common

share

payable
on
December 9, 2022

to shareholders of record at the

close of business on
November 25, 2022
. The Corporation intends to continue

to
pay

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

On November

30, 2021,

the Corporation

redeemed

all of

its
1,444,146

outstanding

shares of

Series A

through

Series E

Preferred
Stock for

its liquidation

value of

$
25

per share

totaling $
36.1

million. The

difference

between the

liquidation value

and net

carrying
value was $
1.2

million, which was recorded

as a reduction to retained earnings

in 2021. The redeemed preferred

stock shares were not
listed on any

securities exchange

or automated

quotation system.
No

shares of preferred

stock have

been subsequently

issued or were
outstanding as of September 30, 2022. For the quarter

and nine-month period ended September 30, 2021, total cash dividends declared
on shares of preferred stock amounted to $
0.7

million and $
2.0

million, respectively.
Treasury stock
During the first

nine months of

2022 and 2021,

the Corporation withheld

and recognized in

treasury stock an

aggregate of
202,649
shares and
213,757

shares, respectively,

of the restricted

stock and performance

units that vested

during those periods,

for income tax
withholding purposes.

Also recorded

as treasury

stock for

the first

nine months

of 2022

are the
15,864,098

shares of

common stock
repurchased as

part of

the stock

repurchase programs

described above

and
15,108

restricted shares

of common

stock awarded

under
the

Omnibus

Plan

that

were

forfeited

prior

to

vesting.

As

of

September

30,

2022

and

December

31,

2021,

the

Corporation

had
37,405,457

and
21,836,611

shares held as treasury

stock, respectively.

See Note 1 –

Basis of Presentation

and Significant Accounting
Policies

above

for

information

on

the

change

in

accounting

method

for

accounting

for

the

Corporation’s

treasury

stock

from

a

par
value to a cost method.
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
as of

each of

September 30,

2022 and

December 31,

2021. There

were
no

transfers to

the legal

surplus reserve

during the

first nine
months of 2022.

NOTE 15 – OTHER COMPREHENSIVE LOSS
Changes in Accumulated Other Comprehensive

Loss by Component
(1)
Quarter Ended Nine-Month Period Ended
September 30, September 30, September 30, September 30,
2022 2021 2022 2021
(in thousands)
Unrealized net holding losses on available-for-sale

debt securities:
Beginning balance $
(595,147)
$
(14,708)
$
(87,390)
$
55,725
Other comprehensive loss
(270,937)
(18,740)
(778,694)
(89,173)
Ending balance $
(866,084)
$
(33,448)
$
(866,084)
$
(33,448)
Adjustment of pension and postretirement

benefit plans:
Beginning balance $
3,391
$
(270)
$
3,391
$
(270)
Other comprehensive loss
-
-
-
-
Ending balance $
3,391
$
(270)
$
3,391
$
(270)
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
Quarter Ended September 30, Nine-Month Period Ended September 30,
Location 2022 2021 2022 2021
(In thousands)
Net periodic benefit income:
Interest cost Other expenses $
656
$
619
$
1,967
$
1,858
Estimated return on plan assets Other expenses
(1,040)
(1,130)
(3,119)
(3,392)
Net periodic benefit income
$
(384)
$
(511)
$
(1,152)
$
(1,534)
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

income tax only
on its income from

sources within the U.S.

and USVI or income

effectively connected with

the conduct of a

trade or business in those
jurisdictions. Any

such tax

paid in

the U.S.

and USVI

is also

creditable against

the Corporation’s

Puerto Rico

tax liability,

subject to
certain conditions and limitations.
Under the

Puerto Rico Internal

Revenue Code

of 2011,

as amended (the

“2011 PR

Code”), the

Corporation and

its subsidiaries are
treated

as

separate

taxable

entities

and

are

not

entitled

to

file

consolidated

tax

returns

and,

thus,

the

Corporation

is

generally

not
entitled to utilize

losses from one

subsidiary to offset

gains in another

subsidiary.

Accordingly,

in order to

obtain a tax

benefit from

a
net operating

loss (“NOL”),

a particular

subsidiary must

be able

to demonstrate

sufficient taxable

income within

the applicable

NOL
carry-forward

period.

Pursuant

to

the

2011

PR

Code,

the

carry-forward

period

for

NOLs

incurred

during

taxable

years

that
commenced

after

December

31,

2004

and

ended

before

January

1,

2013

is

12

years;

for

NOLs

incurred

during

taxable

years
commencing after December 31,

2012, the carryover period is

10 years.

The 2011

PR Code provides a dividend

received deduction of
100
% on

dividends

received

from

“controlled”

subsidiaries

subject

to

taxation

in

Puerto

Rico

and
85
% on

dividends

received

from
other taxable domestic corporations.

The

Corporation

has

maintained

an

effective

tax

rate

lower

than

the

maximum

statutory

rate

of
37.5
%

mainly

by

investing

in
government

obligations

and

MBS

exempt

from

U.S.

and

Puerto

Rico

income

taxes

and

by

doing

business

through

an

international
banking

entity

(“an

IBE”)

unit

of

the

Bank,

and

through

the

Bank’s

subsidiary,

FirstBank

Overseas

Corporation,

whose

interest
income

and

gains

on

sales

are

exempt

from

Puerto

Rico

income

taxation.

The

IBE

unit

and

FirstBank

Overseas

Corporation

were
created under

the International Banking

Entity Act of

Puerto Rico, which

provides for total

Puerto Rico tax

exemption on net

income
derived by

IBEs operating in

Puerto Rico on

the specific activities

identified in

the IBE Act.

An IBE that

operates as a

unit of a

bank
pays income

taxes at

the corporate

standard rates

to the

extent that

the IBE’s

net income

exceeds
20
% of

the bank’s

total net

taxable
income.
For the

third quarter

of 2022,

the Corporation

recorded an

income tax

expense of

$
32.0

million compared

to $
37.1

million in

the
third quarter of 2021. The variance was primarily related

to lower pre-tax income and a lower estimated

effective tax rate as a result of
a higher

proportion of

exempt to

taxable income

when compared

to the

same period

in 2021.

For the

first nine

months of

2022, the
Corporation recorded

an income tax

expense of $
109.2

million compared

to $
105.2

million for the

same period in

2021. The increase
in income tax expense for the nine-month period ended

September 30, 2022, as compared to the same period a year

ago, was related to
higher pre-tax

income, partially offset

by a higher

proportion of exempt

to taxable income

resulting in a

lower estimated effective

tax
rate.

For

the

quarter

and

nine-month

period

ended

September

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
31.8
%, compared

to
33.2
% for

the first

nine months

of 2021.

The estimated

annual effective

tax rate,

including all

entities, for
2022

was
32.0
% (
32.4
% excluding

discrete items),

compared

to
33.6
% for

the first

nine months

of 2021

(
33.8
% excluding

discrete
items).

The

Corporation’s

net

deferred

tax

asset

amounted

to

$
166.1

million

as

of

September

30,

2022,

net

of

a

valuation

allowance

of
$
195.8

million, and

management concluded,

based upon

the assessment

of all

positive and

negative evidence,

that it was

more likely
than not

that the Corporation

will generate suff

icient taxable income

within the applicable

NOL carry-forward

periods to realize

such
amount.

The net

deferred tax

asset of

the Corporation’s

banking subsidiary,

FirstBank, amounted

to $
166.0

million as

of September
30,

2022, net

of a

valuation

allowance of

$
158.7

million, compared

to a

net deferred

tax asset

of $
208.4

million, net

of a

valuation
allowance of $
69.7

million, as of December 31, 2021. The

decrease in the deferred tax assets was

mainly driven by the usage of

NOLs
as well as the

credit losses reserve

release. The increase

in the valuation allowance

during the first nine

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

September 30,
2022, the Corporation

incurred current income

tax expense of

approximately $
3.0

million and $
7.1

million, respectively,

related to its
U.S. operations,

compared to

$
2.1

million and

$
4.5

million, respectively,

for the

comparable periods

in 2021.

The limitation

did not
impact the USVI operations in the third quarter and nine-month periods ended September

30, 2022 and 2021.
On August 16, 2022, the

“Inflation Reduction Act of 2022” (the

“IRA”) was signed into law in

the United States. The IRA includes
various tax provisions, including

an excise tax on stock

repurchases, and a corporate

alternative minimum tax that

generally applies to
U.S.

corporations

with

average

adjusted

financial

statement

income

over

a

three-year

period

in

excess

of

$1

billion.

We

do

not
currently expect

the IRA to

have a material

impact on

our financial

results, including

on our annual

estimated effective

tax rate or

on
our liquidity.
The Corporation

accounts for uncertain

tax positions under

the provisions of

ASC Topic

740. The Corporation’s

policy is to

report
interest

and

penalties

related

to

unrecognized

tax positions

in

income

tax

expense.

As

of

September

30,

2022,

the

Corporation

had
$
0.2

million

of

accrued

interest

and

penalties

related

to

uncertain

tax

positions

in

the

amount

of

$
0.8

million

that

it acquired

from
BSPR, which,

if recognized,

would decrease

the effective

income tax

rate in

future periods.

During the

quarter ended

September 30,
2022, a

$
0.4

million benefit

was recognized

as a

result of

the expiration

of uncertain

tax positions

acquired from

BSPR. The

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

September 30, 2022 and December 31,
2021:
As of September 30, 2022 As of December 31, 2021
Fair Value Measurements Using

Fair Value Measurements Using

(In thousands)
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
Assets:
Debt securities available for sale:
U.S. Treasury securities $
138,258
$
-
$
-
$
138,258
$
148,486
$
-
$
-
$
148,486
Noncallable U.S. agencies debt securities
-
249,798
-
249,798
-
285,028
-
285,028
Callable U.S. agencies debt securities
-
2,086,221
-
2,086,221
-
1,971,954
-
1,971,954
MBS
-
3,185,549
6,170
(1)
3,191,719
-
4,037,209
7,234
(1)
4,044,443
Puerto Rico government obligations
-
-
2,193
2,193
-
-
2,850
2,850
Other investments

-
-
500
500
-
-
1,000
1,000
Equity securities
4,924
-
-
4,924
5,378
-
-
5,378
Derivative assets
-
1,212
-
1,212
-
1,505
-
1,505
Liabilities:
Derivative liabilities
-
452
-
452
-
1,178
-
1,178
(1) Related to private label MBS.

The table below presents

a reconciliation of the

beginning and ending balances

of all assets and

liabilities measured at fair

value on
a recurring

basis using

significant unobservable

inputs (Level

3) for

the quarters

and nine-month

periods ended

September 30,

2022
and 2021:

Quarter Ended September 30,
2022 2021
Level 3 Instruments Only
Debt Securities

Debt Securities

(In thousands) Available For Sale (1) Available For Sale (1)
Beginning balance $
10,180
$
11,481
Total (losses) gains:
Included in other comprehensive income (unrealized)
(177)
191
Included in earnings (unrealized) (2)
12
9
Purchases
-
1,000
Principal repayments and amortization
(1,152)
(1,213)
Ending balance $
8,863
$
11,468
(1)

Amounts mostly related to private label MBS.
(2)

Changes in unrealized gains included in earnings were recognized within provision for credit losses - expense (benefit) and relate to assets still held as of the
reporting date.
Nine-Month Period Ended September 30,
2022 2021
Level 3 Instruments Only
Debt Securities

Debt Securities

(In thousands) Available For Sale (1) Available For Sale (1)
Beginning balance $
11,084
$
11,977
Total (losses) gains:
Included in other comprehensive income (unrealized)
(570)
896
Included in earnings (unrealized) (2)
435
136
Purchases
-
1,000
Principal repayments and amortization
(2,086)
(2,541)
Ending balance $
8,863
$
11,468
(1)

Amounts mostly related to private label MBS.
(2)

Changes in unrealized gains included in earnings were recognized within provision for credit losses - expense (benefit) and relate to assets still held as of the
reporting date.

The tables below present quantitative information for significant assets and liabilities measured at fair value on a recurring basis
using significant unobservable inputs (Level 3) as of September 30, 2022 and December

31, 2021:
September 30, 2022
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average (Dollars in thousands)
Minimum

Maximum
Available-for-sale debt securities:
Private label MBS $
6,170
Discounted cash flows Discount rate
16.4%
16.4%
16.4%
Prepayment rate
1.9%
17.4%
12.6%
Projected cumulative loss rate
0.2%
17.3%
6.9%

Puerto Rico government obligations
2,193
Discounted cash flows Discount rate
13.0%
13.0%
13.0%
Projected cumulative loss rate
19.0%
19.0%
19.0%
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

forward-
looking

macroeconomic

variables,

such

as

regional

unemployment

rates,

the

housing

price

index

and

the

expected

recovery

of
PRHFA guarantee.

Under this approach, expected cash

flows (interest and principal) were discounted

at the Treasury yield

curve plus

a
spread as of the reporting date and compared to the amortized cost.

Additionally,

fair value

is used

on a

nonrecurring basis

to evaluate

certain assets

in accordance

with GAAP.

As of

September 30,
2022,

the Corporation

recorded

losses or

valuation

adjustments

for

assets recognized

at fair

value

on a

non-recurring

basis and

still
held at September 30, 2022, and categorized as Level 3, as shown in the following table:
Carrying value as of September 30, 2022
Related to losses recorded
for the Quarter Ended
September 30, 2022
Related to losses recorded
for the Nine-Month Period
Ended September 30, 2022
Losses recorded for the
Quarter Ended September
30, 2022
Losses recorded for the
Nine-Month Period Ended
September 30, 2022
(In thousands)
Loans receivable
(1)
$
4,207
$
27,531
$
(227)
$
(2,978)
OREO

(2)
1,234
2,913
(57)
(34)
Loans held for sale
12,169
12,169
(177)
(177)
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

As of September 30, 2021, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-
recurring basis and still held as of September 30, 2021 as shown in the following table:
Carrying value as of September 30, 2021
Related to losses recorded
for the Quarter Ended
September 30, 2021
Related to losses recorded
for the Nine-Month Period
Ended September 30, 2021
Losses recorded for the
Quarter Ended September
30, 2021
Losses recorded for the
Nine-Month Period Ended
September 30, 2021
(In thousands)
Loans receivable
(1)
$
25,240
$
37,154
$
(1,612)
$
(5,285)
OREO
(2)
5,631
8,370
(53)
(210)
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

Fair Value

of Financial Instruments
The

following

tables

present

the

carrying

value,

estimated

fair

value

and

estimated

fair value

level

of

the

hierarchy

of

financial
instruments as of September 30, 2022 and December 31, 2021:
Total Carrying
Amount in
Statement of
Financial
Condition as of
September 30,
2022
Fair Value
Estimate as of
September 30,
2022 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money

market investments (amortized cost) $
554,990
$
554,990
$
554,990
$
-
$
-
Debt securities available

for sale (fair value)
5,668,689
5,668,689
138,258
5,521,568
8,863
Debt securities held to maturity (amortized

cost)
445,862
Less: allowance for credit losses on
held-to-maturity debt securities
(8,257)
Debt securities held to maturity, net of allowance $
437,605
429,530
-
268,552
160,978
Equity securities (amortized cost)
19,803
19,803
-
19,803
(1)
-
Other equity securities (fair value)
4,924
4,924
4,924
-
-
Loans held for sale (lower of cost or market)
12,169
12,169
-
12,169
-
Loans held for investment (amortized cost)
11,298,618
Less: allowance for credit losses for loans

and finance leases
(257,859)
Loans held for investment, net of allowance $
11,040,759
10,986,720
-
-
10,986,720
MSRs (amortized cost)
29,690
44,621
-
-
44,621
Derivative assets (fair value)
(2)
1,212
1,212
-
1,212
-
Liabilities:
Deposits

(amortized cost)
$
16,569,581
$
16,553,140
$
-
$
16,553,140
$
-
Securities sold under agreements

to repurchase (amortized cost)
200,000
202,510
-
202,510
-
Other borrowings (amortized cost)
183,762
181,761
-
-
181,761
Derivative liabilities (fair value)
(2)
452
452
-
452
-
(1) Includes FHLB stock with a carrying value of $
12.3

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
300,000
322,105
-
322,105
-
Advances from FHLB (amortized cost)
200,000
202,044
-
202,044
-
Other borrowings (amortized cost)
183,762
177,689
-
-
177,689
Derivative liabilities (fair value)
(2)
1,178
1,178
-
1,178
-
(1) Includes FHLB stock with a carrying value of $
21.5

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

NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition

In accordance with

ASC Topic

606, “Revenue from

Contracts with Customers” (“ASC

Topic

606”), revenues are

recognized when
control

of

promised

goods

or

services

is

transferred

to

customers

and

in

an

amount

that

reflects

the

consideration

to

which

the
Corporation expects to be

entitled in exchange for those

goods or services. At contract

inception, once the contract is

determined to be
within the

scope of

ASC Topic

606, the

Corporation assesses

the goods

or services

that are

promised within

each contract,

identifies
the

respective

performance

obligations,

and

assesses

whether

each

promised

good

or

service

is

distinct.

The

Corporation

then
recognizes

as revenue

the amount

of the

transaction price

that is

allocated to

the respective

performance obligation

when (or

as) the
performance obligation is satisfied.
Disaggregation of Revenue

The following

table summarizes

the Corporation’s

revenue, which

includes net

interest income

on financial

instruments and

non-
interest income,

disaggregated by

type of

service and

business segment

for the quarters

and nine-month

periods ended

September 30,
2022 and 2021:
(In thousands)
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
Quarter Ended September 30, 2022:
Net interest income
(1)
$
24,338
$
118,408
$
22,861
$
14,827
$
21,494
$
5,982
$
207,910
Service charges and fees on deposit accounts
-
5,744
3,169
-
151
756
9,820
Insurance commissions
(2)
-
2,485
-
-
16
123
2,624
Merchant-related income
-
1,458
347
-
32
330
2,167
Credit and debit card fees
-
7,209
21
-
(2)
439
7,667
Other service charges and fees
85
1,228
340
-
595
195
2,443
Not in scope of ASC Topic 606
(1)
3,648
997
399
33
(19)
(86)
4,972
Total non-interest income
3,733
19,121
4,276
33
773
1,757
29,693
Total Revenue
$
28,071
$
137,529
$
27,137
$
14,860
$
22,267
$
7,739
$
237,603
(In thousands)
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
Quarter Ended September 30, 2021:
Net interest income
(1)
$
26,535
$
75,343
$
46,358
$
12,756
$
17,255
$
6,496
$
184,743
Service charges and fees on deposit accounts
-
5,076
2,855
-
128
631
8,690
Insurance commissions
(2)
-
2,183
-
-
25
109
2,317
Merchant-related income
-
1,878
263
-
14
266
2,421
Credit and debit card fees
-
6,897
22
-
-
394
7,313
Other service charges and fees
211
1,018
715
-
462
150
2,556
Not in scope of ASC Topic 606
(1)
5,710
492
39
61
336
11
6,649
Total non-interest income
5,921
17,544
3,894
61
965
1,561
29,946
Total Revenue
$
32,456
$
92,887
$
50,252
$
12,817
$
18,220
$
8,057
$
214,689

(In thousands)
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
Nine-Month Period Ended September 30, 2022:
Net interest income
(1)
$
76,452
$
310,351
$
94,655
$
33,702
$
56,664
$
17,896
$
589,720
Service charges and fees on deposit accounts
-
16,778
9,214
-
446
2,211
28,649
Insurance commissions (2)
-
10,176
-
-
65
604
10,845
Merchant-related income
-
4,991
1,101
-
54
1,046
7,192
Credit and debit card fees
-
21,271
58
-
(6)
1,298
22,621
Other service charges and fees
287
4,404
2,329
-
1,579
509
9,108
Not in scope of ASC Topic 606 (1)
12,865
1,747
576
(130)
57
(38)
15,077
Total non-interest income
13,152
59,367
13,278
(130)
2,195
5,630
93,492
Total Revenue
$
89,604
$
369,718
$
107,933
$
33,572
$
58,859
$
23,526
$
683,212
(In thousands)
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
Nine-Month Period Ended September 30, 2021:
Net interest income
(1)
$
78,106
$
198,577
$
146,837
$
53,378
$
48,684
$
20,209
$
545,791
Service charges and fees on deposit accounts
-
14,518
8,813
-
412
2,039
25,782
Insurance commissions
(2)
-
9,137
-
-
82
555
9,774
Merchant-related income
-
4,710
776
-
39
752
6,277
Credit and debit card fees
-
19,163
62
-
14
1,168
20,407
Other service charges and fees
561
2,729
1,927
-
1,351
438
7,006
Not in scope of ASC Topic 606
(1)
18,613
1,256
352
202
1,110
7
21,540

Total non-interest income
19,174
51,513
11,930
202
3,008
4,959
90,786
Total Revenue
$
97,280
$
250,090
$
158,767
$
53,580
$
51,692
$
25,168
$
636,577
(1) Most of the Corporation’s revenue is not within the scope of ASC Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other non-interest income from loans, leases, investment securities and derivative financial instruments.
(2) Contingent commission income is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or payments are received. For the nine-month period ended September 30, 2022, the Corporation recognized revenue at the time that payments were confirmed and constraints were released of $
3.2

million, compared to $
3.3

million
for the nine-month period ended September 30, 2021.
No

revenue was recognized during the quarters ended September 30, 2022 and 2021.

For the nine-month periods

ended September 30, 2022 and

2021, most of the Corporation’s

revenue within the scope

of ASC Topic
606 was related to performance obligations satisfied at a point in time.

See

Note

31

–

Revenue

from

Contracts

with

Customers

included

in

the

2021

Annual

Report

on

Form

10-K

for

a

discussion

of
major revenue streams under the scope of ASC Topic

606.
Contract Balances

As of September

30, 2022 and 2021,

there were
no

contract assets from

contracts with customers

or contract assets

recorded on the
Corporation’s consolidated

financial statements.

The following table shows

the activity of contract

liabilities for the quarters

and nine-month periods

ended

September 30, 2022 and
2021:

Quarter Ended Nine-Month Period Ended
September 30, September 30,
(In thousands)
2022 2021 2022 2021
Beginning Balance $
1,049
$
1,989
$
1,443
$
2,151
Less:
Revenue recognized
(104)
(433)
(498)
(595)
Ending balance $
945
$
1,556
$
945
$
1,556
Other
Except

for

the

contract

liabilities

noted

above,

the

Corporation

did

not

have

any

significant

performance

obligations

as

of
September

30,

2022.

The

Corporation

also

did

not

have

any

material

contract

acquisition

costs

and

did

not

make

any

significant
judgments or estimates in recognizing revenue for financial reporting purposes.

NOTE 20 –

SUPPLEMENTAL STATEMENT OF

CASH FLOWS

INFORMATION

Supplemental

cash flow

information

is as follows

for the

indicated

periods:
Nine-Month Period Ended September 30,
2022 2021
(In thousands)
Cash paid for:
Interest on borrowings $
41,205
$
53,659
Income tax
22,943
13,448
Operating cash flow from operating leases
13,759
14,655
Non-cash investing and financing activities:
Additions to OREO
13,653
14,748
Additions to auto and other repossessed assets
33,119
25,647
Capitalization of servicing assets
2,637
4,046
Loan securitizations
113,757
148,223
Loans held for investment transferred to held for sale
3,893
32,858
Right-of-use ("ROU") assets obtained in exchange for operating lease liabilities
2,297
5,518
Unsettled purchases of investment securities
-
46,720
Unsettled common stock shares repurchases
467
517

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
(In thousands) Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
For the Quarter Ended September 30, 2022:
Interest income $
32,349
$
77,576
$
53,506
$
28,203
$
24,804
$
6,245
$
222,683
Net (charge) credit for transfer of funds
(8,011)
47,577
(30,645)
(8,447)
(474)
-
-
Interest expense
-
(6,745)
-
(4,929)
(2,836)
(263)
(14,773)
Net interest income

24,338
118,408
22,861
14,827
21,494
5,982
207,910
Provision for credit losses - expense (benefit)

2,092
16,705
(3,519)
(12)
(624)
1,141
15,783
Non-interest income (loss)
3,733
19,121
4,276
33
773
1,757
29,693
Direct non-interest expenses
6,489
42,080
9,295
942
8,479
7,097
74,382
Segment income (loss) $
19,490
$
78,744
$
21,361
$
13,930
$
14,412
$
(499)
$
147,438
Average earnings assets $
2,211,675
$
2,974,894
$
3,622,907
$
7,095,503
$
2,040,656
$
365,743
$
18,311,378
(In thousands) Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
For the Quarter Ended September 30, 2021:
Interest income $
35,722
$
68,883
$
48,558
$
19,342
$
20,847
$
6,820
$
200,172
Net (charge) credit for transfer of funds
(9,187)
13,094
(2,200)
(909)
(798)
-
-
Interest expense
-
(6,634)
-
(5,677)
(2,794)
(324)
(15,429)
Net interest income

26,535
75,343
46,358
12,756
17,255
6,496
184,743
Provision for credit losses expense - (benefit) expense
(10,210)
6,532
(8,332)
(9)
(1,158)
1,095
(12,082)
Non-interest income
5,921
17,544
3,894
61
965
1,561
29,946
Direct non-interest expenses
6,792
40,130
7,916
803
8,343
7,120
71,104
Segment income (loss) $
35,874
$
46,225
$
50,668
$
12,023
$
11,035
$
(158)
$
155,667
Average earnings assets $
2,446,111
$
2,590,938
$
3,655,172
$
8,751,623
$
2,177,681
$
425,872
$
20,047,397
(In thousands) Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
Nine-Month Period Ended September 30, 2022
Interest income $
98,625
$
221,500
$
148,046
$
77,530
$
64,742
$
18,719
$
629,162
Net (charge) credit for transfer of funds
(22,173)
105,898
(53,391)
(29,101)
(1,233)
-
-
Interest expense
-
(17,047)
-
(14,727)
(6,845)
(823)
(39,442)
Net interest income

76,452
310,351
94,655
33,702
56,664
17,896
589,720
Provision for credit losses - (benefit) expense
(5,216)
42,904
(20,611)
(435)
(5,849)
1,191
11,984
Non-interest income (loss)
13,152
59,367
13,278
(130)
2,195
5,630
93,492
Direct non-interest expenses
19,076
121,897
27,202
2,732
25,195
20,835
216,937
Segment income $
75,744
$
204,917
$
101,342
$
31,275
$
39,513
$
1,500
$
454,291
Average earnings assets $
2,249,203
$
2,865,610
$
3,654,906
$
7,642,121
$
2,047,375
$
371,468
$
18,830,683
(In thousands) Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
Nine-Month Period Ended September 30, 2021
Interest income $
109,727
$
200,853
$
153,849
$
48,812
$
61,830
$
21,202
$
596,273
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
3,164
25,740
21,826
225,272
Segment income $
84,932
$
114,329
$
184,278
$
50,552
$
26,487
$
4,216
$
464,794
Average earnings assets $
2,555,476
$
2,508,777
$
3,855,854
$
7,535,752
$
2,120,144
$
438,024
$
19,014,027

The

following

table

presents

a

reconciliation

of

the

reportable

segment

financial

information

to

the

consolidated

totals

for

the
indicated periods:
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2022 2021 2022 2021
(In thousands)
Net income:

Total income

for segments
$
147,438
$
155,667
$
454,291
$
464,794
Other operating expenses (1)
40,807
42,932
113,237
152,237
Income before income taxes
106,631
112,735

341,054
312,557
Income tax expense
32,028
37,057
109,156
105,171
Total consolidated

net income
$
74,603
$
75,678
$
231,898
$
207,386
Average assets:
Total average

earning assets for segments

$
18,311,378
$
20,047,397
$
18,830,683
$
19,014,027
Average non-earning

assets

835,740
1,024,385
873,911
1,105,223
Total consolidated

average assets
$
19,147,118
$
21,071,782
$
19,704,594
$
20,119,250
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

September

30,

2022,

the

capital

measures

of

the

Corporation

and

the

Bank

included

$
16.2
million associated

with the CECL

day one impact

to retained earnings

plus
25
% of the

increase in the

ACL (as defined

in the interim
final rule) from January 1,

2020 to December 31, 2021, and

$
48.6

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
Regulatory Requirements
Actual
For Capital Adequacy
Purposes
To be Well

-Capitalized-
Thresholds
Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
As of September 30, 2022
Total Capital (to Risk-Weighted

Assets)
First BanCorp. $
2,364,266
19.38
% $
976,183
8.0
% N/A N/A
FirstBank $
2,326,477
19.07
% $
975,810
8.0
% $
1,219,762
10.0
%
CET1 Capital (to Risk-Weighted Assets)
First BanCorp. $
2,033,421
16.66
% $
549,103
4.5
% N/A N/A
FirstBank $
2,073,940
17.00
% $
548,893
4.5
% $
792,845
6.5
%
Tier I Capital (to Risk-Weighted Assets)
First BanCorp. $
2,033,421
16.66
% $
732,137
6.0
% N/A N/A
FirstBank $
2,173,940
17.82
% $
731,857
6.0
% $
975,810
8.0
%
Leverage ratio
First BanCorp. $
2,033,421
10.36
% $
785,379
4.0
% N/A N/A
FirstBank $
2,173,940
11.08
% $
785,053
4.0
% $
981,316
5.0
%
As of December 31, 2021
Total Capital (to Risk-Weighted

Assets)
First BanCorp. $
2,433,953
20.50
% $
949,637
8.0
% N/A N/A
FirstBank $
2,401,390
20.23
% $
949,556
8.0
% $
1,186,944
10.0
%
CET1 Capital (to Risk-Weighted Assets)
First BanCorp. $
2,112,630
17.80
% $
534,171
4.5
% N/A N/A
FirstBank $
2,150,317
18.12
% $
534,125
4.5
% $
771,514
6.5
%
Tier I Capital (to Risk-Weighted Assets)
First BanCorp. $
2,112,630
17.80
% $
712,228
6.0
% N/A N/A
FirstBank $
2,258,317
19.03
% $
712,167
6.0
% $
949,556
8.0
%
Leverage ratio
First BanCorp. $
2,112,630
10.14
% $
833,091
4.0
% N/A N/A
FirstBank $
2,258,317
10.85
% $
832,773
4.0
% $
1,040,967
5.0
%

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
contract. Commitments

generally have fixed

expiration dates or

other termination clauses.

Since certain commitments

are expected to
expire without

being drawn

upon, the

total commitment

amount does

not necessarily

represent future

cash requirements.

For most

of
the

commercial

lines

of

credit,

the

Corporation

has

the

option

to

reevaluate

the

agreement

prior

to

additional

disbursements.

In

the
case of credit cards and personal lines of credit, the Corporation can cancel the unused credit facility at any time and without cause. As of September

30, 2022,

commitments to

extend credit

amounted to

approximately $
1.9

billion, of

which $
1.0

billion relates

to credit
card loans. Commercial and financial standby letters of credit amounted to approximately $
94.0

million.

As of September

30, 2022, First

BanCorp. and

its subsidiaries were

defendants in

various legal proceed

ings, claims, and

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
excess

of

any

accrual)

will

be

incurred

in

connection

with

any

legal

contingencies,

the

Corporation

discloses

an

estimate

of

the
possible loss or

range of loss,

either individually or

in the aggregate,

as appropriate, if

such an estimate can

be made, or discloses

that
an estimate cannot be made. Based on the Corporation’s

assessment as of September 30, 2022, no such disclosures were necessary.

NOTE 23 –

FIRST BANCORP.

(HOLDING

COMPANY ONLY) FINANCIAL

INFORMATION

The following

condensed

financial information

presents the

financial

position of First

BanCorp. at the

holding company

level only as

of
September

30, 2022 and

December 31,

2021, and the

results of

its operations

for the quarters

and nine-month

periods ended

September

30,
2022 and

2021:
Statements of Financial Condition
(Unaudited)
As of September 30, As of December 31,
2022 2021
(In thousands)
Assets
Cash and due from banks $
18,298
$
20,751
Other investment securities
735
285
Investment in First Bank Puerto Rico, at equity
1,408,435
2,247,289
Investment in First Bank Insurance Agency,

at equity
24,501
19,521
Investment in FBP Statutory Trust I
1,951
1,951
Investment in FBP Statutory Trust II
3,561
3,561
Dividend receivable
523
295
Other assets
155
71
Total assets $
1,458,159
$
2,293,724
Liabilities and Stockholdersʼ Equity
Liabilities:
Other borrowings

$
183,762
$
183,762
Accounts payable and other liabilities
9,064
8,195
Total liabilities
192,826
191,957
Stockholdersʼ equity
1,265,333
2,101,767
Total liabilities and stockholdersʼ

equity
$
1,458,159
$
2,293,724

Statements of Income
(Unaudited)
Quarter Ended September
30,
Nine-Month Period Ended
September 30,
2022 2021 2022 2021
(In thousands)
Income:
Interest income on money market investments
$
19
$
13
$
33
$
37
Dividend income from banking subsidiaries
49,728
15,555
292,000
50,684
Dividend income from non-banking subsidiaries
-
30,000
-
30,000
Other income
68
39
159
116
Total income
49,815
45,607
292,192
80,837
Expense:
Other borrowings
2,273
1,277
5,304
3,856
Other operating expenses
422
358
1,295
1,494
Total expenses
2,695
1,635
6,599
5,350
Income before income taxes and equity in undistributed

earnings of subsidiaries
47,120
43,972
285,593
75,487
Income tax expense
735
556
2,634
2,344
Equity in undistributed earnings of subsidiaries
(distributions in excess of earnings)
28,218
32,262
(51,061)
134,243
Net income
$
74,603
$
75,678
$
231,898
$
207,386
Other comprehensive loss, net of tax
(270,937)
(18,740)
(778,694)
(89,173)
Comprehensive (loss) income
$
(196,334)
$
56,938
$
(546,796)
$
118,213

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

“Special

Items”

and

“Basis

of

Presentation”

below

for

information

about

why

non-GAAP

financial

measures

are
presented

and

the

reconciliation

of non

-GAAP

financial

measures

to

the

most

comparable

GAAP

financial

measures

for

which

the
reconciliation is not presented earlier.
EXECUTIVE SUMMARY
First BanCorp.

is a diversified

financial holding

company headquartered

in San Juan,

Puerto Rico offering

a full range

of financial
products to

consumers and

commercial customers

through various

subsidiaries. First

BanCorp.

is the

holding company

of FirstBank
Puerto

Rico

(“FirstBank”

or the

“Bank”)

and

FirstBank

Insurance

Agency.

Through

its wholly

-owned

subsidiaries,

the Corporation
operates

in

Puerto

Rico,

the

United

States

Virgin

Islands

(“USVI”),

the

British

Virgin

Islands

(“BVI”),

and

the

State

of

Florida,
concentrating on

commercial banking, residential

mortgage loans, finance

leases, credit cards,

personal loans, small

loans, auto loans,
and insurance agency activities.

Recent Developments
Natural Disaster Affecting First BanCorp. In the Third

Quarter Of 2022
On

September

17,

2022,

Hurricane

Fiona

made

landfall

in

the

southwestern

part

of

Puerto

Rico

as

a

Category

1

storm.

The
hurricane principally caused major flooding, property damage, power outages and water service interruptions.

Disaster Response Plan
The Bank was able to

resume operations the day

after Hurricane Fiona made

landfall in Puerto Rico,

and two days after the

passing
of the

hurricane, the

Bank had

already reopened

approximately 75%

of its

branches while

headquarters and

main buildings

remained
fully operational

throughout the events.

By September 28,

2022, 98% of

its branches had

resumed operations.

Only one branch

in the
southern part of Puerto Rico, which was a leased premise, suffered major damages and is expected to reopen in 2023.

In response

to this

event, the

Corporation established

a Natural

Disaster Deferral

or Extension

Program, with

a term

not to

extend
beyond

December

31,

2022,

for

residents

of

Puerto

Rico

that

were

directly

impacted

by

the

passing

of

the

hurricane

and

whose
accounts were no

more than 60 days

past due. This

program provides payment

deferral or term

extension on a

one payment basis,

not
to

exceed

three

payments,

to

retail

borrowers

(i.e.

borrowers

with

personal

loans,

auto

loans,

finance

leases,

credit

cards

and
residential

mortgage

loans)

that

contacted

the

Corporation

by

October

31,

2022

to

request

the

payment

extension

(for

additional
information about

this program, refer

to “Financial Condition

and Operating Data

Analysis – Early

Delinquency”). As of

October 31,
2022,

the

Corporation

has

entered

into

deferral

or

extension

payment

agreements

on

3,366

retail

loans

totaling

$63.6

million. In
addition,

the

Corporation

waived

any

late charges

assessed

as a

result

of the

delinquency

caused

by the

hurricane

for

all borrowers
affected

by

Hurricane

Fiona

from

September

16th

to

September

30th.

It

also

waived

withdrawal

fees

assessed

to

its

customers

at
automatic teller

machines (“ATMs

”) outside

its network

and ATM

withdrawal fees

for customers

of other

banking institutions

from
September 22
nd

to September 30th.
In

addition,

the

Corporation

established

the

following

disaster

relief

efforts

to

provide

assistance

to

the

communities

and

clients
affected by Hurricane Fiona:
●
Donations of $0.3 million to non-profit organizations

in the municipalities most affected by the Hurricane
●
Collection of essential supplies and monetary donations

FDIC Final Rule to Increase Deposit Insurance

Assessment Rate
On October

18, 2022,

the Federal

Deposit Insurance

Corporation (“FDIC”)

adopted a

final rule

to increase

the initial

base deposit
insurance

assessment

rate

schedules

uniformly

by

2

basis

points

beginning

in

the

first

quarterly

assessment

period

of

2023.

The
Corporation is awaiting final regulatory instructions to finalize the estimate.

Stock Repurchase Program

On April

27, 2022,

the Corporation

announced that

its Board

of Directors

approved a

stock repurchase

program, under

which the
Corporation may

repurchase up

to $350

million of

its outstanding

common stock,

expected to

be executed

over four

quarters, which
commenced

in

the

second

quarter

of

2022.

Repurchases

under

the

program

may

be

executed

through

open

market

purchases,
accelerated

share

repurchases,

and/or

privately

negotiated

transactions

or

plans,

including

under

plans

complying

with

Rule

10b5-1
under the Exchange Act.

The Corporation’s

stock repurchase program is

subject to various factors,

including the Corporation’s

capital
position, liquidity,

financial performance

and alternative uses

of capital, stock

trading price, and

general market conditions.

The stock
repurchase program

may be modified,

extended, suspended,

or terminated

at any time

at the Corporation’s

discretion.

As of

October
31,

2022,

the

Corporation

has

repurchased

approximately

14.1

million

shares

of

common

stock

for

a

total

purchase

price

of

$200
million under

the $350 million

stock repurchased

program. For the

nine-month period

ended September 30,

2022, First BanCorp.

has
repurchased approximately 15.9 million shares for a total purchase price of $225.0 million under all stock repurchase programs.
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
“Executive

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

rate.

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

September

30,

2022,

the

Corporation’s

LIBOR

exposure

consisted

of

the

following:

(i)

$1.7

billion

of

variable

rate
commercial

and

construction

loans

(including

unused

commitments),

(ii)

$46.6

million

of

U.S.

agencies

debt

securities

and

private
label MBS held as

part of the

available-for-sale debt securities

portfolio, (iii) $124.1

million of Puerto

Rico municipalities bonds

held
as part

of the held-to-maturity

debt securities

portfolio, and

(iv) $183.8

million of

junior subordinated

debentures (other

borrowings).
Of

the

Corporation’s

total

LIBOR

exposure

as

of

September

30,

2022,

approximately

$359.4

million

does

not

contain

fallback
language

and

is

mostly

comprised

of

$124.1

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

Except

for the

change

in accounting

method for

accounting of

treasury stock

from a

par
value

to

a

cost

method

as

described

in

Note

1-

Basis

of

Presentation

and

Significant

Accounting

Policies

of

the

accompanying
financial statements, the

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

$74.6 million,

or $0.40

per diluted

common share,

for the

quarter ended

September 30,

2022,
compared

to

$75.7

million,

or

$0.36

per

diluted

common

share,

for

the

same

period

in

2021.

Other

relevant

selected

financial
indicators for the periods presented is included below:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2022 2021 2022 2021
Key Performance Indicators:
(1)
Return on Average

Assets

(2)
1.55% 1.42% 1.57% 1.38%
Return on Average

Total Equity
(3)
19.00 13.43 17.73 12.28
Efficiency Ratio
(4)
48.48 53.12 48.33 59.30
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

The

key

drivers

of

the

Corporation’s

GAAP

financial

results

for

the

quarter

ended

September

30,

2022,

compared

to

the

same
period in 2021, include the following:
●
Net

interest income for

the quarter

ended September 30,

2022 was

$207.9 million,

compared to

$184.7 million

for

the

third
quarter of

2021. The

increase

was mainly

driven by

the positive

impact of

upward repricing

of variable-rate

commercial

loans and
interest-bearing

cash balances

maintained

at the FED, growth

in the consumer

loans and finance

leases portfolio

and a lower U.S.
agencies MBS premium amortization

expense, partially

offset by lower interest and realized deferred fees from SBA PPP loans and higher

cost of

funds.

The net

interest margin

increased by

71 basis

points to

4.31%

for the

third quarter

of 2022,

compared

to 3.60%

for the third
quarter

of

2021.

The

increase

was

primarily

attributable

to

the

aforementioned

higher

interest

rate

environment

driving

an
increase

in

loans

and

investment

securities

yields,

as well

as a

decrease

in

long-term

debt

and

changes

in the

overall

asset
mix. See “Net Interest Income” below for additional information.

●
The provision for credit losses on loans, finance leases, unfunded loan commitments and debt securities for the third

quarter of
2022 was an

expense of

$15.8 million,

compared

to a net

benefit of

$12.1 million

for the third

quarter of

2021. The

increase

in the
overall provision was driven in part by the increase in

the provision for the consumer loans

and finance leases portfolio for the
third quarter of 2022 which reflects

an overall increase in the size of this portfolio,

an increase in charge-off levels associated

to
the overall

portfolio

growth,

and a deterioration

in the long-term

outlook

of certain

macroeconomic

variables.
Net

charge-offs

totaled

$8.6

million

for

the

third

quarter

of

2022,

or

0.31%

of

average

loans

on

an

annualized

basis,
compared to $27.9

million, or 0.99%

of average loans

for the same period

in 2021. Total

net charge-offs

for the third quarter
of 2021

included $23.1

million in

net charge

-offs related

to a

bulk sale

of $52.5

million of

residential mortgage

nonaccrual
loans and

related servicing

advance receivables.

Adjusted for

those net

charge-offs,

total net

charge-offs

in the

third quarter
of 2021 were $4.9

million, or an annualized

0.17% of average loans. Excluding

the aforementioned bulk sale,

net charge-offs
increased by

$3.7 million

mainly in

consumer loans

driven by

loan portfolio

growth. See

“Provision for

Credit Losses”

and
“Risk

Management”

below

for

analyses

of

the

allowance

for

credit

losses

(“ACL”)

and

non-performing

assets

and

related
ratios.
●
Non-interest income

amounted to

$29.7 million

for the third

quarter of

2022, compared

to $29.9 million

for the same

period
in 2021.

The $0.2

million decrease

was primarily

driven by:

(i) a

$2.7 million

decrease in

revenues from

mortgage banking
activities, primarily

related to a

lower volume

of sales; partially

offset by

(ii) a $1.1

million increase

in services

charges and
fees on deposit accounts and

(iii) a $1.1 million increase

in revenues from other non

-interest income, mainly driven

by a $0.8
million

benefit

related

to

income

tax

credits

purchased

in

the

third

quarter

of

2022.

See

“Non-Interest

Income”

below

for
additional information.
●
Non-interest expenses

for the

third quarter

of 2022

were $115.2

million, compared

to $114.0

million for

the same

period in
2021.

Non-interest expenses

for the

third quarter

of 2021

included $2.3

million of

merger and

restructuring costs

associated
with

the

acquisition

and

integration

of

Banco

Santander

Puerto

Rico

(“BSPR”)

and

$0.6

million

of

COVID-19

pandemic-
related

expenses,

primarily

related

to

cleaning

and

security

protocols.

Adjusted

for

the

above-mentioned

costs,

total

non-
interest

expenses

for

the

third quarter

of

2022

increased

by $4.1

million,

compared

to

the same

period

in 2021,

reflecting,
among

other

things,

increases

in

employees’

compensation

and

benefits

expenses,

business

promotion

expenses,

and

a
decrease in net gains on OREO operations.

The results for the third quarter of

2022 included $0.4 million in

hurricane-related
expenses. The efficiency

ratio for the third quarter of

2022 was 48.48%, as compared

to 53.12% for the third quarter

of 2021.
See “Non-Interest Expenses” and “Special Items”

below for additional information.

●
For the

third quarter

of 2022,

the Corporation

recorded an

income tax

expense of

$32.0 million,

compared to

$37.1 million
for the

same period

in 2021. The

variance was

primarily related

to lower

pre-tax income

and a

lower estimated

effective tax
rate

as

a

result

of

a

higher

proportion

of

exempt

to

taxable

income

when

compared

to

the

same

period

in

2021.

As

of
September

30,

2022,

the

Corporation’s

net

deferred

tax

asset amounted

to

$166.1

million

(net

of

a

valuation

allowance

of
$195.8

million,

including

a

valuation

allowance

of

$158.7

million

of

the

Corporation’s

banking

subsidiary,

FirstBank),
compared to

a net

deferred tax

asset of

$208.4

million as

of December

31, 2021.

See “Income

Taxes”

below and

Note 17

-
Income Taxes above

for additional information.

●
As

of

September

30,

2022,

total

assets

were

$18.4

billion,

down

$2.3

billion

from

December

31,

2021.

The

decrease

was
primarily

related

to a

$2.0

billion

decrease

in

cash and

cash

equivalents

mainly

attributable

to

the overall

decrease

in total
deposits, the

repurchase of

approximately 15.9

million shares

of common

stock for

a total purchase

price of

$225.0 million,
the repayment at maturity of $200 million in FHLB advances and a $100 million repurchase agreement. These variances were
partially offset

by a $215.0

million increase in

total loans. See

“Financial Condition and

Operating Data Analysis”

below for
additional information.
●
As of September

30, 2022, total

liabilities were $17.2

billion, down $1.5

billion from December

31, 2021. The

decrease was
mainly driven by

a $1.2 billion

decrease in total

deposits, the repayment

at maturity of

both $200 million

in FHLB advances
and a $100

million repurchase agreement

during the

first nine months

of 2022. See

“Risk Management

– Liquidity Risk

and
Capital Adequacy” below for additional information about the Corporation’s funding sources.
●
The Bank’s

primary

sources of

funding are

consumer and

commercial

core deposits.

As of

September

30, 2022,

these core
deposits funded

90% of

total assets.

Other sources

of liquidity

include non-core

deposits, such

as brokered

CDs, as

well as
repurchase

agreements

and

FHLB

advances.

The

Bank

maintains

borrowing

capacity

at

the

FHLB

and

the

FED

Discount
Window.

Although currently

not in

use, as of

September 30,

2022, the

Corporation had

approximately $1.2

billion available
for funding under

the FED’s

Borrower-in-Custody (“BIC”) Program

and $1.3 billion fully

available for additional

borrowing
capacity on FHLB lines of credit.
●
As

of

September

30,

2022,

the

Corporation’s

stockholders’

equity

was

$1.3

billion,

a

decrease

of

$836.4

million

from
December 31, 2021. The decline was driven by a $778.7

million decrease in the fair value of available-for-sale

debt securities
recorded as part

of accumulated other

comprehensive loss in

the consolidated statements

of financial condition,

as a result of
changes in market

interest rates. The decrease

in total stockholders’

equity also reflects the

repurchase of approximately

15.9
million

shares of

common

stock for

a total

purchase

price of

approximately

$225.0

million

and $65.9

million

in dividends
declared

to common

stock shareholders

in the

first nine

months

of 2022.

These variances

were partially

offset

by earnings
generated

in the

first nine

months of

2022. The

Corporation’s

common

equity tier

1 capital,

tier 1

capital, total

capital and
leverage ratios under

the Basel III rules

were 16.66%, 16.66%, 19.38%,

and 10.36%, respectively,

as of September 30,

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

increased

by

$30.3

million

to

$1.1

billion
when compared to

the same period

in 2021. The

increase consisted of

a $40.7 million

increase in consumer

loan originations
and a

$32.9 million

increase in commercial

and construction

loan originations,

partially offset by a

$43.3 million decrease in
residential mortgage loan originations.
●
Total

non-performing assets

were $143.3

million as

of September

30, 2022,

a decrease

of $14.8

million from

December 31,
2021.

The decrease

was driven

by (i)

a $12.1

million reduction

in nonaccrual

residential mortgage

loans,

mostly driven

by
loans restored to accrual

status, collections, foreclosures,

and charge-offs recorded

during the first nine months

of 2022; (ii) a
$3.4 million

decrease in nonaccrual

commercial and

construction loans;

and (iii) a

$1.6 million decrease

in OREO and

other
assets.

These

variances

were

partially

offset

by

an

increase

of

$2.3

million

in

nonaccrual

consumer

loans.

See

“Risk
Management – Non-Accruing and Non-Performing

Assets” below for additional

information.
●
Adversely

classified

commercial

and

construction

loans

decreased

by

$23.9

million

to $153.4

million

as of

September

30,
2022, compared to

December 31, 2021.

The decrease was mostly

driven by $11.4

million in payoffs

of loans associated

with
three commercial

and industrial

relationships in

the Puerto

Rico region,

each in

excess of

$1 million,

and the upgrade

in the
credit

risk

classification

of

loans

totaling

$6.0

million

related

to

a

commercial

and

industrial

relationship

in

the

Florida
region. The

Corporation monitors its

loan portfolio

to identify potential

at-risk segments, payment

performance, the need

for
permanent modifications,

and the

performance of

different sectors

of the

economy in

all the

markets where

the Corporation
operates.

Special Items
The financial

results for

the third

quarter and

first nine

months of

2022 did

not include

any significant

special item

that management
believes

is not

reflective

of

core

operating

performance,

is not

expected

to

reoccur

with any

regularity

or

may

reoccur

at

uncertain
times and in uncertain

amounts (the “Special Items”).

The Corporation’s

financial results for the

third quarter and first

nine months of
2021 included the following Special Items:

Quarter and Nine-Month Period Ended September 30, 2021
●
Merger and restructuring

costs of $2.3 million ($1.4 million

after-tax) and $24.6 million

($15.4 million after-tax) for

the third
quarter

of

2021

and

nine-month

period

ended

September

30,

2021,

respectively,

in

connection

with

the

BSPR

acquisition
integration

process

and

related

restructuring

initiatives.

Merger

and

restructuring

costs

in

the

third

quarter

of

2021

were
primarily

related

to systems

conversions

completed

early in

the third

quarter

and other

integration

related

efforts.

The first
nine months

of 2021

included approximately

$6.5 million

related to a

Voluntary

Employee Separation

Program (the

“VSP”)
as well

as involuntary

separation actions

implemented in

the Puerto

Rico region.

In addition,

merger and

restructuring costs
in the

first nine

months

of 2021

included

accelerated

depreciation

charges

related

to planned

closures and

consolidation

of
branches in accordance with the Corporation’s

integration and restructuring plan.
●
Costs of

$0.6

million

($0.4

million after-tax)

and $3.0

million

($1.8

million

after-tax)

for the

third

quarter

and nine

-month
period

ended

September

30, 2021,

respectively,

related

to COVID-19

pandemic

response

efforts,

primarily

costs related

to
additional cleaning, safety materials, and security measures.
The following table shows

the net income reported

for the quarter and

nine-month period ended

September 30, 2022 and

reconciles
for

the

quarter

and

nine-month

period

ended

September

30,

2021

the

reported

net

income

to

adjusted

net

income,

a

non-GAAP
financial measure that excludes the Special Items identified above:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2022 2021 2022 2021
(In thousands)
Net income, as reported (GAAP) $ 74,603 $ 75,678 $ 231,898 $ 207,386
Adjustments:

Merger and restructuring costs - 2,268 - 24,582
COVID-19 pandemic-related expenses - 640 - 2,954
Income tax impact of adjustments
(1)
- (1,091) - (10,327)
Adjusted net income (Non-GAAP) $ 74,603 $ 77,495 $ 231,898 $ 224,595
(1)
See "Special Items" above for the tax impact related to the

above adjustments that was based on the Puerto Rico statutory tax rate of 37.5%.

Adjusted non-interest

expenses – The

following table reconciles

for the third

quarter and first

nine months of

2021 the non-interest
expenses to adjusted non-interest expenses, which is a non-GAAP financial measure that excludes the relevant Special Items identified
above:
(In thousands)
Quarter Ended September 30, 2021
Non-Interest
Expenses (GAAP)
Merger and
Restructuring
Costs
COVID 19
Pandemic-Related
Expenses
Adjusted (Non-
GAAP)
Non-interest expenses $ 114,036 $ 2,268 $ 640 $ 111,128
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
Merger and restructuring costs 2,268 2,268 - -
Other non-interest expenses 9,164 - 5 9,159
(In thousands)
Nine-Month Period Ended September 30, 2021
Non-Interest
Expenses (GAAP)
Merger and
Restructuring
Costs
COVID 19
Pandemic-Related
Expenses
Adjusted (Non-
GAAP)
Non-interest expenses $ 377,509 $ 24,582 $ 2,954 $ 349,973
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

Net

interest income for the quarter and nine-month

period ended September 30, 2022 was $207.9
million and $589.7 million, respectively, compared to $184.7 million and $545.8 million for the comparable periods in 2021.

On a

tax-
equivalent basis and excluding

the changes in the fair value of derivative instruments,

net interest income for the quarter and nine-month
period ended September 30, 2022 was $217.0

million and $615.4 million, respectively, compared to $191.6 million and $563.3 million, respectively,

for the

comparable

periods

in 2021.

The

following

tables

include a

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
Net interest

income on

an adjusted

tax-equivalent

basis and

excluding the

change in

the fair

value of

derivative

instruments is

a
non-GAAP

financial

measure.

For

the

definition

of

this

non-GAAP

financial

measure,

refer

to

the

discussion

in

“Basis

of
Presentation” below.
Part I
Average Volume Interest income
(1)

/ expense
Average Rate (1)
Quarter ended September 30, 2022 2021 2022 2021 2022 2021
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 882,759 $ 2,514,882 $ 4,654 $ 968 2.09% 0.15%
Government obligations
(2)
2,912,130 2,325,835 10,325 7,044 1.41% 1.20%
MBS 4,113,870 4,255,171 22,028 17,091 2.12% 1.59%
FHLB stock 16,677 27,080 292 327 6.95% 4.79%
Other investments

13,094 11,153 45 30 1.36% 1.07%
Total investments
(3)
7,938,530 9,134,121 37,344 25,460 1.87% 1.11%
Residential mortgage loans 2,855,927 3,193,918 39,874 43,901 5.54% 5.45%
Construction loans 118,794 171,088 1,831 2,178 6.12% 5.05%
Commercial and Industrial ("C&I")
and Commercial mortgage loans 5,085,257 5,104,362 73,518 64,835 5.74% 5.04%
Finance leases 647,586 528,893 11,751 9,945 7.20% 7.46%
Consumer loans 2,511,300 2,225,665 67,504 60,713 10.66% 10.82%
Total loans
(4) (5)
11,218,864 11,223,926 194,478 181,572 6.88% 6.42%
Total interest-earning assets $ 19,157,394 $ 20,358,047 $ 231,822 $ 207,032 4.80% 4.03%
Interest-bearing liabilities:
Brokered certificates of deposit (“CDs”) $ 63,524 $ 126,775 $ 333 $ 664 2.08% 2.08%
Other interest-bearing deposits 10,481,863 10,788,020 9,645 9,018 0.37% 0.33%
Other borrowed funds 383,762 483,762 4,266 3,848 4.41% 3.16%
FHLB advances 97,826 320,000 529 1,899 2.15% 2.35%
Total interest-bearing liabilities

$ 11,026,975 $ 11,718,557 $ 14,773 $ 15,429 0.53% 0.52%
Net interest income on a tax equivalent

basis and excluding valuations $ 217,049 $ 191,603
Interest rate spread 4.27% 3.51%
Net interest margin 4.49% 3.73%

Average Volume Interest income
(1)

/ expense
Average Rate
(1)
Nine-Month Period Ended September

30,
2022 2021 2022 2021 2022 2021
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 1,412,802 $ 1,898,678 $ 8,347 $ 1,750 0.79% 0.12%
Government obligations
(2)
2,857,462 1,890,437 28,647 19,627 1.34% 1.39%
MBS 4,079,403 4,029,794 64,252 41,173 2.11% 1.36%
FHLB stock 19,788 28,917 830 1,094 5.61% 5.06%
Other investments 12,496 9,813 78 45 0.83% 0.61%
Total investments
(3)
8,381,951 7,857,639 102,154 63,689 1.63% 1.08%
Residential mortgage loans 2,902,542 3,347,186 121,134 135,114 5.58% 5.40%
Construction loans 119,214 186,998 5,123 10,530 5.75% 7.53%
C&I and Commercial mortgage loans 5,081,049 5,295,346 200,022 198,131 5.26% 5.00%
Finance leases 617,946 504,379 34,073 28,137 7.37% 7.46%
Consumer loans 2,422,337 2,181,738 192,379 178,195 10.62% 10.92%
Total loans
(4)(5)
11,143,088 11,515,647 552,731 550,107 6.63% 6.39%
Total interest-earning assets $ 19,525,039 $ 19,373,286 $ 654,885 $ 613,796 4.48% 4.24%
Interest-bearing liabilities:
Brokered CDs $ 77,239 $ 153,984 $ 1,214 $ 2,421 2.10% 2.10%
Other interest-bearing deposits 10,627,862 10,874,337 24,110 30,385 0.30% 0.37%
Other borrowed funds 397,315 483,762 11,451 11,248 3.85% 3.11%
FHLB advances 165,568 371,685 2,667 6,428 2.15% 2.31%
Total interest-bearing liabilities

$ 11,267,984 $ 11,883,768 $ 39,442 $ 50,482 0.47% 0.57%
Net interest income on a tax equivalent
basis and excluding valuations
$ 615,443 $ 563,314
Interest rate spread 4.01% 3.67%
Net interest margin 4.21% 3.89%
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
(4)
Average loan balances include

the average of nonaccrual loans.
(5)
Interest income on loans includes $2.9 million and $2.7 million for the quarters ended September 30, 2022 and 2021, respectively,

and $8.5 million and $7.8 million for the nine-month
periods ended September 30, 2022 and 2021, respectively,

of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II
Quarter Ended September 30, Nine-Month Period Ended September 30,
2022 compared to 2021 2022 compared to 2021
Increase (decrease) Increase (decrease)
Due to: Due to:
(In thousands) Volume Rate Total Volume Rate Total
Interest income on interest-earning assets:
Money market and other short-term investments $ (4,564) $ 8,250 $ 3,686 $ (1,673) $ 8,270 $ 6,597
Government obligations 1,956 1,325 3,281 9,882 (862) 9,020
MBS (637) 5,574 4,937 513 22,566 23,079
FHLB stock (153) 118 (35) (365) 101 (264)
Other investments 6 9 15 14 19 33
Total investments (3,392) 15,276 11,884 8,371 30,094 38,465
Residential mortgage loans (4,661) 634 (4,027) (18,284) 4,304 (13,980)
Construction loans (731) 384 (347) (3,270) (2,137) (5,407)
C&I and Commercial mortgage loans (222) 8,905 8,683 (17,445) 19,336 1,891
Finance leases 2,232 (426) 1,806 6,308 (372) 5,936
Consumer loans 7,699 (908) 6,791 19,413 (5,229) 14,184
Total loans 4,317 8,589 12,906 (13,278) 15,902 2,624
Total interest income 925 23,865 24,790 (4,907) 45,996 41,089
Interest expense on interest-bearing liabilities:
Brokered CDs (330) (1) (331) (1,206) (1) (1,207)
Non-brokered interest-bearing deposits (259) 886 627 (675) (5,600) (6,275)
Other borrowed funds (944) 1,362 418 (2,257) 2,460 203
FHLB advances (1,215) (155) (1,370) (3,347) (414) (3,761)
Total interest expense (2,748) 2,092 (656) (7,485) (3,555) (11,040)
Change in net interest income $ 3,673 $ 21,773 $ 25,446 $ 2,578 $ 49,551 $ 52,129
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
ended September

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
Quarter Ended Nine-Month Period Ended
(Dollars in thousands) September 30, 2022 September 30, 2021 September 30, 2022 September 30, 2021
Interest Income - GAAP $ 222,683 $ 200,172 $ 629,162 $ 596,273
Unrealized gain on derivative instruments

(11) (4) (35) (22)
Interest income excluding valuations 222,672 200,168 629,127 596,251
Tax-equivalent adjustment 9,150 6,864 25,758 17,545
Interest income on a tax-equivalent basis and excluding valuations $ 231,822 $ 207,032 $ 654,885 $ 613,796
Interest Expense - GAAP $ 14,773 $ 15,429 $ 39,442 $ 50,482
Net interest income - GAAP $ 207,910 $ 184,743 $ 589,720 $ 545,791
Net interest income excluding valuations $ 207,899 $ 184,739 $ 589,685 $ 545,769
Net interest income on a tax-equivalent basis and excluding

valuations
$ 217,049 $ 191,603 $ 615,443 $ 563,314
Average Balances
Loans and leases $ 11,218,864 $ 11,223,926 $ 11,143,088 $ 11,515,647
Total securities, other short-term investments and interest-bearing cash balances 7,938,530 9,134,121 8,381,951 7,857,639
Average Interest-Earning Assets $ 19,157,394 $ 20,358,047 $ 19,525,039 $ 19,373,286
Average Interest-Bearing Liabilities $ 11,026,975 $ 11,718,557 $ 11,267,984 $ 11,883,768
Average Yield/Rate
Average yield on interest-earning assets - GAAP 4.61
%
3.90
%
4.31
%
4.12
%
Average rate on interest-bearing liabilities - GAAP 0.53
%
0.52
%
0.47
%
0.57
%
Net interest spread - GAAP 4.08
%
3.38
%
3.84
%
3.55
%
Net interest margin - GAAP 4.31
%
3.60
%
4.04
%
3.77
%
Average yield on interest-earning assets excluding valuations 4.61
%
3.90
%
4.31
%
4.11
%
Average rate on interest-bearing liabilities 0.53
%
0.52
%
0.47
%
0.57
%
Net interest spread excluding valuations 4.08
%
3.38
%
3.84
%
3.54
%
Net interest margin excluding valuations 4.31
%
3.60
%
4.04
%
3.77
%
Average yield on interest-earning assets on a tax-equivalent basis and excluding valuations 4.80
%
4.03
%
4.48
%
4.24
%
Average rate on interest-bearing liabilities 0.53
%
0.52
%
0.47
%
0.57
%
Net interest spread on a tax-equivalent basis and excluding

valuations
4.27
%
3.51
%
4.01
%
3.67
%
Net interest margin on a tax-equivalent basis and excluding valuations 4.49
%
3.73
%
4.21
%
3.89
%
On

a

GAAP

basis,

for

the

quarter

ended

September

30,

2022,

net

interest

income

amounted

to

$207.9

million,

a

$23.2

million
increase

compared

to

net

interest

income

of

$184.7

million

for

the

same

period

in

2021.

The

increase

in

net

interest

income

was
primarily due to:
●
An $8.6 million

increase in interest income

on consumer loans and

finance leases, mainly due

to a $404.3 million

increase in
the average balance of this portfolio, mostly related to growth in the auto loans and finance leases portfolios.

●
An

$8.3

million

increase

in

interest

income

on

commercial

and

construction

loans,

mainly

due

to:

(i)

the

effect

of

higher
market interest

rates in the

repricing of variable-rate

commercial and construction

loans, (ii) an

increase of $160.0

million in
the

average

balance

of

this

portfolio,

excluding

SBA

PPP

loans,

which

resulted

in

an

increase

in

interest

income

of
approximately

$1.8 million,

(iii) partially

offset

by a

$4.4 million

decrease

in interest

and realized

deferred fees

from SBA
PPP loans.
As of September

30, 2022, the interest

rate on approximately

42% of the Corporation’s

commercial and construction

loans is
based upon LIBOR, SOFR

and other short

-term indexes and

16% is based upon

the Prime rate index.

For the third quarter

of
2022, the average

one-month LIBOR increased

239 basis points, the

average three-month LIBOR increased

288 basis points,
the average

Prime rate

increased 211

basis points,

and the

average three-month

SOFR increased

278 basis

points, compared
to the average rates for such indexes during the third quarter of 2021.
●
A

$6.0

million

increase

in

interest

income

on

investment

securities,

mainly

related

to

a

$3.7

million

increase

in

interest
income

recognized

on

U.S.

agencies

MBS

mainly

due

to a

decrease

in

premium

amortization

expense

associated

to

lower

prepayments,

and an

increase of

approximately $2.4

million in

interest income

related to

the $577.8

million increase

in the
average balance of other

investment securities, primarily U.S.

agencies debentures, and to

a lesser extent the effects

of higher
reinvestment

yields,

and

the

upward

repricing

of

Puerto

Rico

municipal

bonds

held

as

part

of

the

held-to-maturity

debt
securities portfolio.
●
A

$3.7

million

increase

in

interest

income

from

interest-bearing

cash

balances,

which

consisted

primarily

of

deposits
maintained at the

Federal Reserve Bank,

with an average yield

of 2.09% during

the third quarter

of 2022 compared

to 0.15%
in the

third quarter

of 2021,

mainly attributable

to increases

in the

federal funds

target rate,

partially offset

by the

effects of
the $1.6 billion decrease in the average balance.
● A $0.7 million decrease in total interest expense, including:
-
A

$1.4

million

decrease

in

interest

expense

on

FHLB

advances,

associated

with

the

$320

million

repayment

of
FHLB advances that matured over the last 12 months,

and

-
A $0.3

million

decrease

in

interest expense

on brokered

CDs, primarily

related

to a

$63.3

million

decrease

in

the
average balance.

Partially offset by:
- A
$0.6

million

net

increase

in

interest

expense

on

non-brokered

interest-bearing

deposits,

mainly

associated

with
higher average rates

paid, partially offset

by the effects

of a $306.2

million reduction in

the average balance

of such
deposits;

and

-
A

$0.4

million

increase

in

interest

expense

on

other

borrowed

funds,

driven

by

the

upward

repricing

of

junior
subordinated

debentures

tied

to

the

increase

in

the

three-month

LIBOR

index,

partially

offset

by

the

effects
associated with the repayment of a $100 million repurchase agreement that matured in the first quarter of 2022.
The aforementioned benefits in net interest income were partially offset by:
●
A $4.1

million decrease

in interest

income on

residential mortgage

loans, primarily

related to

a $338.0

million reduction

in
the average balance of this portfolio.

For

the nine-month

period ended

September

30,

2022,

net interest

income increased $43.9

million to

$589.7 million, compared

to
$545.8 million

for the same

period in

2021.

The increase

in net

interest

income was

primarily

due to:
●
A $23.3

million

increase

in

interest

income

on

investment

securities,

mainly

related

to

a

$16.7

million

increase

in

interest
income

recognized

on

U.S.

agencies

MBS

mainly

due

to a

decrease

in

premium

amortization

expense

associated

to

lower
prepayments,

and an

increase of

approximately $6.6

million in

interest income

related to

the $960.6

million increase

in the
average balance of other investment securities, primarily U.S. agencies debentures.
●
A $20.1 million

increase in interest income

on consumer loans and

finance leases, mainly

due to a $354.2

million increase in
the average

balance of

this portfolio,

mostly related

to growth

in the

auto loans

and finance

leases portfolios,

partially offset
by lower average yields.

●
An

$11.0

million

decrease

in

total

interest

expense,

primarily

due

to:

(i)

a

$6.3

million

decrease

in

interest

expense

on
interest-bearing

deposits,

excluding

brokered

CDs,

primarily

reflecting

the

effect

of

time

deposits

that

matured

and

were
renewed at lower rates and, to some extent, lower rates paid on savings and interest bearing checking accounts during the first half

of

2022;

(ii)

a

$3.8

million

decrease

in

interest

expense

on

FHLB

advances,

primarily

related

to

a

$206.1

million
decrease

in the

average balance

of FHLB

advances;

and (iii)

a $1.2

million

decrease

in

interest expense

on brokered

CDs,
primarily related to a $76.7 million decrease in the average balance.
●
A

$6.6

million

increase

in

interest

income

from

interest-bearing

cash

balances,

which

consisted

primarily

of

deposits
maintained

at the

Federal Reserve

Bank, with

an average

yield of

0.79% during

the first

nine months

of 2022

compared to
0.12%

for

the

same

period

of

2021,

mainly

attributable

to increases

in

the

federal

funds

target

rate,

partially

offset

by

the
effects associated with the $485.9 million decrease in the

average balance of interest-bearing cash balances.
Partially offset by:
●
A $14.2

million decrease

in interest income

on residential

mortgage loans,

primarily related

to a $444.6

million reduction

in
the average balance of this portfolio, partially offset by

higher yields.
●
A $2.9

million decrease

in interest

income on

commercial and

construction loans,

mainly due

to an

$8.7 million

decrease in
interest

income

from

SBA

PPP

loans,

associated

with

the

overall

decrease

in

the

size of

this

portfolio,

and

a

$5.4

million
decrease

in

interest

income

recognized

on

construction

loans,

mainly

associated

to

the

benefit

of

$2.9

million

of

interest
income realized from deferred interest recognized on a construction loan paid-off during the first nine months of 2021 and the
effects associated with a $67.8 million reduction

in the average balance of this portfolio. These variances were partially offset
by the effect of higher market interest rates in the repricing of variable-rate commercial and construction loans.
As of September

30, 2022, the interest

rate on approximately

42% of the Corporation’s

commercial and construction

loans is
based upon LIBOR,

SOFR and other

indexes and 16% is

based upon the

Prime rate index. For

the first nine months

of 2022,
the average

one-month

LIBOR increased

115

basis points,

the average

three-month

LIBOR increased

154

basis points,

the
average Prime rate

increased 96 basis points,

and the average three

-month SOFR increased

147 basis points, compared

to the
average rates for such indexes during the same period of 2021.
The net

interest margin

increased by

71 basis

points to

4.31% for

the third

quarter of

2022, compared

to the

same period

of 2021,
and by

27 basis

points to

4.04% for

the first

nine months

of 2022,

compared to

the same

period of

2021. The

improved margin

was
primarily attributable

to a

combination of

the following:

(i) higher

market interest

rates and

its effect

in the

repricing of

variable-rate
commercial

loans

and

interest-bearing

cash

balances

maintained

at

the

Federal

Reserve;

(ii)

lower

U.S.

agencies

MBS

premium
amortization expense;

(iii) a

lower cost

of funding

driven by

lower rates

paid on

interest-bearing deposits

(excluding brokered

CDs);
and (iv) a decrease in long-term debt.

Provision

for Credit

Losses
The provision for

credit losses consists of

provisions for credit

losses on loans and

finance leases and

unfunded loan commitments,
as

well

as

held-to-maturity

and

available-for-sale

debt

securities.

The

principal

changes

in

the

provision

for

credit

losses

by

main
categories follow:
Provision for credit losses for

loans and finance leases
The provision for credit

losses for loans and

finance leases was an expense

of $14.4 million for

the third quarter of 202

2, compared
to a net benefit of $8.7 million for the third quarter of 2021. The variances by major portfolio category were as follows:
●
Provision for credit losses for the

consumer loans and finance leases portfolio

was $17.4 million for the third

quarter of 2022,
compared

to $6.1

million

in

the third

quarter

of

2021.

The increase

in

the

provision

in

the

third

quarter

of

2022

primarily
reflect the effect

of the increase

in the size

of the consumer

loan portfolios,

an increase in

charge-off

levels associated to

the
overall

portfolio

growth,

and

a

deterioration

in

the

long-term

outlook

of

certain

macroeconomic

variables,

such

as

the
regional unemployment rate.

●
Provision for

credit losses

for the

residential mortgage

loan portfolio

was an

expense of

$0.8 million

for the

third quarter

of
2022,

compared to a net

benefit of $6.2 million

in the third quarter

of 2021. The expense

recorded during the

third quarter of
2022

was primarily

related

to a

deterioration

in the

long-term outlook

of forecasted

macroeconomic

variables,

primarily in
the housing

price index,

partially offset

by the

overall decrease

in the

size of

the residential

mortgage portfolio.

Meanwhile,
the net benefit

recorded in the

third quarter of

2021 was primarily

related to improvements

in the outlook

of macroeconomic
variables

and

the overall

decrease in

the size

of the

portfolio, partially

offset

by an

incremental

charge

to the

provision

for
credit

losses

of

$2.1

million

related

to

the

bulk

sale

of

$52.5

million

of

residential

mortgage

nonaccrual

loans

and

related
servicing advances.
●
Provision for

credit losses

for the

commercial and

construction loan

portfolio was

a net

benefit of

$3.8 million

for the

third
quarter of 2022, compared to a

net benefit of $8.6 million in the

third quarter of 2021. The net

benefit for the commercial and
construction loan portfolio

for the third quarter of

2022 was related mostly to

a reduction in reserves

due to updated financial
information

received

during

the

third

quarter

of

2022.

The

net

benefit

recorded

in

the

third

quarter

of

2021

reflected
improvements

in

forecasted

macroeconomic

variables,

primarily

in

the

commercial

real

estate

price

index,

and

the

overall
decrease in the size of this portfolio.

The

provision

for

credit

losses

for

loans

and

finance

leases

was

an

expense

of

$10.0

million

for

the

first

nine

months

of

2022,
compared to a net benefit of $49.5 million for the first nine months of 2021.
●
Provision for

credit losses for

the consumer

loans and

finance leases

portfolio was

$43.5 million

for the first

nine months of
2022,

compared to

$11.2

million for

the first

nine months

of 2021.

The increase

in charges

to the

provision in

the first

nine
months of

2022 primarily

reflect the

effect of

the increase

in the size

of the

consumer loan

portfolios,

an increase in

charge-
off levels, and a deterioration in macroeconomic variables,

such as the regional unemployment rate.
●
Provision for

credit losses

for the

commercial and

construction loan

portfolio was

a net

benefit of

$26.6 million

for the first
nine months

of 2022,

compared to

a net

benefit of

$51.1

million for

the first

nine months

of 2021.

The net

benefit recorded
during

the

first

nine

months

of

2022

mainly

reflects

reductions

in

qualitative

reserves

associated

with

reduced

COVID-19
uncertainties

and

updated

borrowers’

financial

information,

partially

offset

by

a

deterioration

in

the

long-term

outlook

of
forecasted

macroeconomic

variables.

The

net

benefit

recorded

in

the

first

nine

months

of

2021

reflects

improvements

in
forecasted macroeconomic

variables, primarily

in the commercial

real estate price

index and

unemployment rate

variables at
that time, and the overall decrease in the size of this portfolio in the Puerto Rico region.
●
Provision

for

credit

losses

for

the

residential

mortgage

loan

portfolio

was

a

net

benefit

of

$6.9

million

for

the

first

nine
months of

2022, compared

to a net

benefit of

$9.6 million

for the

first nine

months of

2021. The

net benefit

in both

periods
reflects the effect of a continued decrease in the size of the residential mortgage loan portfolio.

During

the

first

nine

months

of

2022,

the

Corporation

applied

probability

weights

to

the

baseline

and

alternative

downside
economic

scenarios

to

estimate

the

ACL

with

the

baseline

scenario

carrying

the

highest

weight.

For

periods

prior

to

2022,

the
Corporation calculated the

ACL using the baseline

scenario. See “Risk Management

– Credit Risk Management”

below for additional
information on the

ACL estimation methodology

and for an analysis

of the ACL,

non-performing assets,

and related information,

and
“Financial Condition

and Operating

Data Analysis –

Loan Portfolio”

and “Risk Management

— Credit Risk

Management” below

for
additional

information

concerning

the

Corporation’s

loan

portfolio

exposure

in

the

geographic

areas

where

the

Corporation

does
business.
Provision for credit losses for

unfunded loan commitments
The provision

for credit

losses for

unfunded

commercial

and construction

loan commitments

and standby

letters of

credit was

an
expense of $2.0 million

and $2.7 million for

the third quarter and

first nine months of

2022, respectively,

compared to a net

benefit of
$1.0 million

and $3.4

million, for

the third

quarter and

first nine

months of

2021, respectively.

The expense

recorded during

the first
nine months

of 2022

was mainly

driven by

an increase

in unfunded

loan commitments

principally due

to newly

originated facilities
which remained undrawn as of September 30, 2022.
Provision for credit losses for

held-to-maturity and available-for-sale debt

securities
The provision

for credit

losses for

held-to-maturity debt

securities was

a net

benefit of

$0.6 million

and $0.3

million for

the third
quarter and first nine months of

2022, respectively,

compared to a net benefit of

$2.4 million and $0.5 million for

the third quarter and
first

nine

months

of

2021,

respectively.

The

net

benefit

recorded

during

the

first

nine

months

of

2022

was

mainly

due

to

the
Corporation’s

reduction

in

qualitative

reserves

driven

by

improvements

in

updated

financial

information

of

certain

bond

issuers
received

during

the

second

quarter

of

2022.

Meanwhile,

the

net

benefit

recorded

during

the

first

nine

months

of

2021

was

mainly
related

to

improvements

in

forecasted

macroeconomic

variables

and

the

repayment

of

certain

bonds,

partially

offset

by

changes

in
some issuers’ financial metrics based on their most recent financial statements.
The

provision

for

credit

losses

for

available-for-sale

debt

securities

was

a

net

benefit

of

$0.4

million

recorded

for

the

first

nine
months of 2022, compared to a net benefit of $0.1 million recorded for the first nine months of 2021.

Non-Interest

Income

Non-interest

income

for

the

third

quarter

of

2022

amounted

to

$29.7

million,

compared

to

$29.9

million

for

the

same

period

in
2021.

The $0.2 million decrease in non-interest income was primarily related to:
●
A

$2.7

million

decrease

in

revenues

from

mortgage

banking

activities,

mainly

driven

by

a

$3.0

million

decrease

in

net
realized

gain

on sales

of residential

mortgage

loans in

the secondary

market due

to a

lower volume

of sales.

During the
third

quarters

of 2022

and

2021, net

gains

of $1.5

million and

$4.5

million,

respectively,

were recognized

as a

result of
GNMA

securitization

transactions

and

whole

loan

sales

to

U.S.

GSEs

amounting

to

$48.4

million

and

$109.6

million,
respectively.
Partially offset by:
●
A $1.1

million increase

in service

charges and

fees on

deposit accounts,

mainly due

to an

increase in

the number

of cash
management

transactions

of

commercial

clients.

The

variance

included

approximately

$0.1

million

of

waived

fees
associated with the passing of Hurricane Fiona through Puerto Rico.
●
A $1.1

million increase

in other

non-interest income

mainly driven

by a $0.8

million benefit

related to

income tax

credits
purchased

in

the

third

quarter

of

2022

and

a

$0.4

million

increase

in

fees

and

commissions

from

insurance

referrals.
During

the

third

quarter

of

2022

the

Corporation

was

impacted

by

the

passing

of

Hurricane

Fiona,

which

resulted

in

a
decrease

in

transactional

fee

income

from

point-of-sale

terminals

(“POS”)

and

merchant

transactions

of

approximately
$0.5 million.

● A $0.3 million increase in insurance commission income.

Non-interest income

for the nine-month

period ended

September 30, 2022

amounted to $93.5

million, compared to

$90.8 million
for the same period in 2021. The $2.7 million increase in non-interest income was primarily due to:
●
A $5.9 million

increase in other

non-interest income driven

by (i) a

$3.1 million increase

in transactional fee

income from
credit and

debit cards,

POS and

merchant

transactions;

(ii) a

$1.3 million

increase related

to higher

benefit of

purchased
income tax credits;

(iii) a $1.2 million

increase in fees

and commissions from

insurance referrals; and

(iv) the effect

in the
second

quarter

of 2022

of

a

$0.9

million

gain

recorded

on the

sale of

a

banking

facility

related

to

branch

consolidation
efforts.
●
A $2.8

million increase

in service

charges and

fees on

deposit accounts,

in part

due to

an increase

in the

number of

cash
management transactions of commercial clients and an increase in the monthly service fee charged on certain checking and
savings products which was effective in the third quarter of 2021.
● A $1.1 million increase in insurance commission income.
Partially offset by:
●
A $7.1

million decrease

in revenues

from mortgage

banking activities,

mainly

driven by

an

$8.8 million

decrease in

net
realized

gain

on

sales

of

residential

mortgage

loans

in

the

secondary

market

due

to

a

lower

volume

of

sales

and

a $0.7
million decrease

in service

fee income,

partially offset

by $1.5

million in

lower amortization

expense related

to mortgage
servicing rights

and a

$0.6 million

net increase

in mark-to-market

gains from

To-Be-Announced

(“TBA”) MBS

forward
contracts. During

the first

nine months

of 2022

and 2021,

net gains

of $7.2

million and

$16.0 million,

respectively,

were
recognized

as

a

result

of

GNMA

securitization

transactions

and

whole

loan

sales

to

U.S.

GSEs

amounting

to

$206.5
million and $406.9 million, respectively.

Non-Interest

Expenses
Non-interest

expenses increased

by $1.2

million to

$115.2

million for

the quarter

ended September

30, 2022,

compared to

$114.0
million for

the third

quarter of 2021.

On a non-GAAP

basis, excluding

$2.3 million

in merger

and restructuring

costs associated with
the acquisition

of BSPR and

costs of

$0.6 million

related to the

COVID-19 pandemic

response efforts

which were

recognized during
the third quarter

of 2021, non-interest

expenses increased

by $4.1 million

when compared with

the same quarter

of the previous

year.
See “Special

Items”

above for

additional information.

Some of

the most

significant variances

in adjusted

non-interest expenses

were
as follows:
●
A

$2.7

million

increase

in

adjusted

employees’

compensation

and

benefits

expenses,

primarily

reflecting

a

$1.7

million
increase

in

compensation

expense due

to annual

salary

merit increa

ses and

a $0.7

million

increase

in medical

insurance
premiums.
●
A $1.8

million increase

in adjusted

business promotion

expenses, mainly

related to

a $0.9

million increase

in advertising,
marketing and

sponsorship activities;

and $0.3

million in

donations to

non-profit organizations

in the

municipalities most
affected by Hurricane Fiona.
●
A

$1.2

million

decrease

in

net

gains

on

OREO

operations,

mainly

due

to

lower

net

realized

gains

on

sales

of

OREO
properties, primarily residential properties in the Puerto Rico region.

●
A $0.8 million increase in credit and debit card processing expenses,

in part due to higher credit card association fees when
compared to the same period of

the previous year.

The third quarter of 2021 includes

the effect of $1.4 million in

incentive
payments and cost reimbursements recorded in connection with a debit card processing contract.
Partially offset by:
●
A $1.6

million decrease

in adjusted

other non

-interest expenses,

mainly driven

by a

$1.5 million

decrease in

charges

for
legal and

operational reserves

and a

$0.6 million

decrease in

amortization of

intangible assets

mainly associated

with the
purchased

credit card

relationship

intangible

asset recognized

in

connection

with

the

acquisition

of

a

FirstBank-branded
credit card loan portfolio in 2012 which became fully amortized at the end of 2021.
● A
$1.0 million

decrease in

adjusted professional

service fees,

primarily

related to

a $1.3

million decrease

in outsourcing
technology service fees

primarily related to

incremental temporary

technology costs recognized

during the third

quarter of
2021 associated with the

BSPR acquired operations, partially

offset by a $0.5

million increase in consulting

fees driven by
various technology projects.

Non-interest

expenses

for

the first

nine

months

of

2022

were $330.2

million,

compared

to

$377.5

million

for

the same

period

in
2021. On

a non-GAAP

basis, excluding

$24.6 million

in merger

and restructuring

costs associated

with the

acquisition of

BSPR and
costs of

$3.0 million

related to

the COVID-19

pandemic response

efforts which

were recognized

during 2021,

non-interest expenses
decreased

by

$19.7

million

when

compared

with

the

same

period

of

the

previous

year.

See

“Special

Items”

above

for

additional
information. Some of the most significant variances in adjusted non

-interest expenses were as follows:
●
A

$12.8

million

decrease

in

adjusted

professional

service

fees,

driven

by

a

$11.1

million

decrease

in

outsourcing
technology service

fees, mainly

associated with

the effect

in 2021

of approximately

$7.0 million

of temporary

processing
costs incurred

in connection

with

the

acquired

BSPR operations

prior

to system

conversions and

costs of

approximately
$1.5 million incurred in connection with the platform used for SBA PPP loan originations and forgiveness funding.
●
A $4.4 million decrease in adjusted other non-interest

expenses mainly due to (i) a $2.0 million decrease in

amortization of
intangible

assets mainly

associated

with

the

purchased

credit card

relationship

intangible asset

recognized

in connection
with the

acquisition of

a FirstBank-branded

credit card

loan portfolio

in 2012

which became fully

amortized at

the end of
2021;

(ii) a $2.8 million

decrease in charges

for legal and operational

reserves, in part due

to the reversal of

a $1.0 million
reserve

upon

resolution

of

an

operational

loss

during

the

second

quarter

of

2022;

and

(iii)

a

$0.6

million

decrease

in
supplies and printing expenses.

●
A $2.8

million increase

in net

gains on

OREO operations,

primarily reflecting:

(i) a $2.4

million decrease

in write-downs
to the value

of OREO properties,

in part related

to a write-down

to the value

of a commercial

property in

the Puerto

Rico
region

recorded

during

the

first

quarter

of

2021;

and

(ii)

a

$2.2

million

decrease

in

OREO-related

operating

expenses,
primarily

taxes,

repairs

and

insurance.

These

variances

were

partially

offset

by

a

$2.1

million

decrease

in

income
recognized

from rental

payments

mainly

associated to

a sale

of an

OREO income

-producing

property

during

the second
half of 2021.
●
A $2.6 million

decrease in adjusted occupancy

and equipment expenses,

primarily related to a

reduction in rental

expense,
equipment related depreciation charges,

and maintenance charges associated

with branch consolidation efforts

during 2021
and 2022.
●
A $1.7 million decrease in adjusted taxes, other than

income taxes, primarily related to lower municipal license taxes, sales and use taxes, and property taxes.
Partially offset by:
●
A

$3.1

million

increase

in

adjusted

employees’

compensation

and

benefits

expenses,

primarily

reflecting

a

$3.0

million
decrease in deferred loan origination costs driven by the effect of SBA PPP loan originations closed during 2021.
●
A $3.1

million increase

in adjusted

business promotion

expenses, mainly

related to

a $1.8

million increase

in advertising,
marketing and sponsorship

activities; and a

$0.6 million increase

in donations, of

which $0.3 million

were granted to non-
profit organizations in the municipalities most affected

by Hurricane Fiona.

Income Taxes
For the

third quarter

of 2022,

the Corporation

recorded an

income tax

expense of

$32.0 million

compared to

$37.1 million

in the
third quarter of 2021. The variance was primarily related

to lower pre-tax income and a lower estimated

effective tax rate as a result of
a higher

proportion of

exempt to

taxable income

when compared

to the

same period

in 2021.

For the

first nine

months of

2022, the
Corporation recorded

an income tax

expense of $109.2

million compared

to $105.2 million

for the same

period in 2021.

The increase
in income

tax expense

for the

nine-month

period ended

September 30,

2022, as

compared

to the

same period

in the

prior year,

was
related

to

higher pre

-tax income,

partially

offset

by a

higher

proportion

of exempt

to taxable

income

resulting

in

a

lower estimated
effective tax rate.
The Corporation’s

estimated annual

effective tax

rate in

the first

nine months

of 2022,

excluding entities

from which

a tax

benefit
cannot

be

recognized

and

discrete

items,

was

31.8%,

compared

to

33.2%

for

the

first

nine

months

of

2021.

The

estimated

annual
effective

tax rate,

including all

entities, for

2022 was

32.0% (32.4%

excluding discrete

items), compared

to 33.6%

for the

first nine
months of 2021

(33.8% excluding discrete

items). See Note

17 - Income

Taxes,

in the Corporation’s

unaudited consolidated

financial
statements

for

the

quarter

ended

September

30,

2022

for

additional

information

on

the

Corporation’s

net

deferred

tax

asset

as

of
September 30, 2022 and December 31, 2021.

FINANCIAL

CONDITION

AND OPERATING DATA ANALYSIS
Assets
The Corporation’s total assets

were $18.4 billion as of September 30, 2022, a decrease of $2.3 billion from December 31, 2021. The
decrease

was primarily

related

to

a $2.0

billion

decrease

in cash

and

cash

equivalents mainly

attributable

to

the overall

decrease

in
total deposits,

the repurchase

of approximately

15.9 million

shares of

common stock

for a

total purchase

price of

$225.0 million,

the
repayment

at

maturity

of

$200

million

in

FHLB

advances

and

a

$100

million

repurchase

agreement.

In

addition,

total

investment
securities

decreased

by

$524.5

million,

mainly

related

to

the

decrease

in

the

fair

value

of

available-for-sale

debt

securities

and
prepayments,

partially

offset

by

purchases

of

U.S.

agencies

and

MBS.

As

further

discussed

below,

these

variances

were

partially
offset by a $215.0 million increase in total loans.
The following

table presents

the composition

of the

Corporation’s

loan portfolio,

including loans

held for

sale, as

of the

indicated
dates:
September 30, December 31,
2022 2021
(In thousands)
Residential mortgage loans $ 2,830,974 $ 2,978,895
Commercial loans:
Commercial mortgage loans 2,265,614 2,167,469
Construction loans 123,994 138,999
Commercial and Industrial loans
(1)
2,858,286 2,887,251
Total commercial

loans
5,247,894 5,193,719
Consumer loans and finance leases 3,219,750 2,888,044
Total loans held

for investment
11,298,618 11,060,658
Less:
Allowance for credit losses for loans and finance leases (257,859) (269,030)
Total loans held

for investment, net
$ 11,040,759 $ 10,791,628
Loans held for sale 12,169 35,155
Total loans, net $ 11,052,928 $ 10,826,783
(1)
As of September 30, 2022 and December 31, 2021, includes

$17.9 million and $145.0 million, respectively, of SBA PPP loans.
As of

September 30,

2022, the

Corporation’s

total loan

portfolio before

the ACL

amounted to

$11.3

billion, an

increase of

$215.0
million compared to December

31, 2021. The growth reflects increases

of $131.1 million in the Puerto

Rico region and $101.9 million
in

the

Florida

region,

partially

offset

by

a

decrease

of $18.0

million

in

the

Virgin

Islands region.

On

a

portfolio

basis,

the

increase
consisted of a $331.7

million increase in consumer

loans, including a $276.9

million increase in auto loans

and leases, and an increase
of $54.2

million in

commercial and

construction

loans (net

of a

$127.1 million

decrease in

the carrying

value of

the SBA

PPP loan
portfolio),

partially offset by

a reduction of $170.9

million in residential

mortgage loans. Excluding the

$127.1 million decrease in

the
carrying value of

SBA PPP loans,

commercial and construction

loans increased by

$181.3 million mainly

reflecting the origination

of
loans

related

to

multiple

commercial

relationships,

each

in

excess

of

$10

million,

that

increased

the

portfolio

amount

by

$418.7
million, partially offset

by payoffs and

paydowns of large

commercial and constructions

relationships totaling $199.2

million, and the
sale of a $35.2 million commercial and industrial loan participation in the Puerto Rico region, as further explained below.

As of September

30, 2022,

loans held for

investment were

comprised of

commercial and construction

loans (46%),

residential real
estate loans (25%),

and consumer and finance

leases (29%). Of the

total gross loan portfolio

held for investment

of $11.3 billion

as of
September

30,

2022,

the

Corporation

had

a

credit

risk

concentration

of

approximately

79%

in

the

Puerto

Rico

region,

18%

in

the
United States region (mainly

in the state of Florida), and 3% in the Virgin

Islands region, as shown in the following table:
As of September 30, 2022 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,240,466 $ 174,766 $ 415,742 $ 2,830,974
Commercial mortgage loans 1,688,345 66,102 511,167 2,265,614
Construction loans 23,595 4,121 96,278 123,994
Commercial and Industrial loans
(1)
1,772,418 69,748 1,016,120 2,858,286
Total commercial

loans
3,484,358 139,971 1,623,565 5,247,894
Consumer loans and finance leases 3,149,526 58,911 11,313 3,219,750
Total loans held

for investment, gross
$ 8,874,350 $ 373,648 $ 2,050,620 $ 11,298,618
Loans held for sale 12,169 - - 12,169
Total loans, gross $ 8,886,519 $ 373,648 $ 2,050,620 $ 11,310,787
(1)
As of September 30, 2022, includes $17.9 million of SBA PPP

loans consisting of $13.7 million in the Puerto Rico region,

$0.4 million in the Virgin Islands region,
and $3.8 million in the United States region.
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
$170.9 million,

as compared to the balance

as of December 31,

2021. The residential

mortgage loan

portfolio decreased

by $141.7 million
in the Puerto

Rico region,

$15.6 million

in the Florida

region, and

$13.6 million

in the Virgin Islands

region. The

decline in

all regions

was
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

49%

of

the

residential

mortgage

loan

portfolio

consisted

of

hybrid

adjustable-rate

mortgages.

In
accordance with

the Corporation’s

underwriting guidelines,

residential mortgage

loans are

primarily fully

documented loans,

and the
Corporation does not originate negative amortization loans.
Commercial and Construction Loans
As

of

September

30,

2022,

the

Corporation’s

commercial

and

construction

loan

portfolio

increased

by

$54.2

million

(net

of

a
$127.1 million decrease in the SBA PPP loan portfolio), as compared to the balance as of December 31, 2021.

In the Puerto Rico region, commercial and construction

loans decreased by $56.7 million (including

a $89.1 million decrease in the
SBA PPP loan portfolio)

,

as compared to the

balance as of December

31, 2021. Excluding the

$89.1 million decrease

in the SBA PPP
loan portfolio

,

commercial and

construction loans

in the

Puerto Rico

region increased

by $32.4

million, driven

by the

origination of
loans

related

to

six

commercial

relationships,

each

in

excess of

$10

million,

that

increased

the

portfolio

amount by

$133.8

million,
partially

offset

by

the

early

payoff

of

two

commercial

and

construction

loans

totaling

$41.9

million,

the

sale

of

a

$35.2

million
commercial and industrial loan participation, and the repayment of a $20.6 million commercial and industrial loan.

In the

Florida region,

commercial and

construction loans

increased by

$121.8 million

(net of

a $30.2 million

decrease in

the SBA
PPP loan portfolio)

,

as compared to

the balance as

of December 31,

2021. Excluding the

$30.2 million decrease

in the SBA PPP

loan
portfolio,

commercial

and

construction

loans

in

the

Florida

region

increased

by

$152.0

million,

driven

by

the

origination

of

loans
related

to

fifteen

commercial

relationships,

each

in

excess

of

$10

million,

that

increased

the

portfolio

amount

by

$284.9

million,
partially offset by the

payoff of three commercial

and construction loans totaling $87.3

million and the repayments of

two commercial
and industrial loans totaling $49.4 million.
In the

Virgin

Islands region,

commercial and

construction loans

decreased by

$10.9 million,

driven by

a $7.8

million decrease

in
the SBA PPP loan portfolio, as compared to the balance as of December 31, 2021.
As of

September

30,

2022,

the Corporation

had $158.4

million outstanding

in loans

extended

to the

Puerto

Rico government,

its
municipalities,

and

public

corporations,

compared

to

$178.4

million

as

of

December

31,

2021.

See

“Exposure

to

Puerto

Rico
Government” below for additional information.

The

Corporation

also

has

credit

exposure

to

USVI

government

entities.

As

of

September

30,

2022,

the

Corporation

had

$37.6
million

in

loans

to

USVI

government

public

corporations,

compared

to

$39.2

million

as

of

December

31,

2021.

See

“Exposure

to
USVI Government” below for additional information.
As

of

September

30,

2022,

the

Corporation’s

total

exposure

to

shared

national

credit

(“SNC”)

loans

(including

unused
commitments)

amounted

to

$1.0

billion,

compared

to

$918.6

million

as

of

December

31,

2021.

As

of

September

30,

2022,
approximately

$144.4

million

of

the

SNC

exposure

is

related

to

the

portfolio

in

Puerto

Rico

and

$884.4

million

is

related

to

the
portfolio in the Florida region.

Consumer Loans and Finance Leases
As of September

30, 2022, the Corporation’s

consumer loan and finance

lease portfolio increased by

$331.7 million to $3.2

billion,
as

compared

to

the

portfolio

balance

of

$2.9

billion

as

of

December

31,

2021.

The

increase

was

reflected

in

all

classes

within

the
consumer

loan

portfolio

segment,

including

increases

of

$182.8

million

and

$94.1

million

in

the

auto

loans

and

finance

leases
portfolios, respectively

.

The growth

in consumer

loans is

mainly reflected

in the

Puerto Rico

region and

was driven

by an

increased
level of loan originations during the first nine months of 2022.

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
Quarter Ended September 30, Nine-Month Period Ended September 30,
2022 2021 2022 2021
(In thousands)
Residential mortgage $ 103,897 $ 147,212 $ 352,942 $ 468,306
Commercial mortgage 96,894 113,789 430,599 246,223
Commercial and Industrial
(1)
562,828 510,551 1,675,838 1,911,230
Construction 21,892 24,367 88,758 71,009
Consumer 459,402 405,305 1,368,121 1,121,386

Total loan production
$ 1,244,913 $ 1,201,224 $ 3,916,258 $ 3,818,154
(1) For the nine-month period ended September 30, 2021,

includes $283.7 million

in originations of SBA PPP loans.

During the quarter and nine-month

period ended September 30, 2022,

total loan originations, including purchases, refinancings,

and
draws from existing revolving and

non-revolving commitments, amounted to

approximately $1.2 billion and $3.9

billion, respectively,
compared

to

$1.2

billion

and

$3.8

billion,

respectively,

for

the

comparable

periods

in

2021.

Total

loans

originations

increased

by
$43.7 million for

the third quarter

of 2022, compared

to the same period

of 2021. During

the nine-month period

ended September 30,
2021,

the Corporation originated SBA PPP loans totaling $283.7 million.

Excluding SBA PPP loans originated in the first nine months
of 2021, total loan originations increased by $381.8 million for the first nine months of 2022, compared to the same period of 2021.
Residential

mortgage

loan

originations

for

the

quarter

and

nine-month

period

ended

September

30,

2022

amounted

to

$103.9
million and

$352.9 million,

respectively,

compared to

$147.2 million

and $468.3

million, respectively,

for the

comparable periods

in
2021.

The decrease

of $43.3

million in

the third

quarter of

2022,

as compared

to the

same period

in 2021,

reflects

declines of

$35.6
million, $7.3 million, and

$0.4 million in the Puerto

Rico, Florida,

and Virgin

Islands regions, respectively.

For the nine-month period
ended September 30,

2022, the decrease

of $115.4

million consisted of

declines of $92.5

million and $22.8

million in the Puerto

Rico
and Florida regions,

respectively.

The decrease in

the 2022 periods

reflects

lower levels of

refinancings driven by

the effect of

higher
market

interest

rates.

Approximately

58%

of

the

$281.2

million

residential

mortgage

loan

originations

in

the

Puerto

Rico

region
during the

first nine

months of

2022 were

of conforming

loans, compared

to 89%

of $373.8

million for

the nine-month

period ended
September 30, 2021. The

decrease during 2022 is related

to lower volume of conforming

loan originations and refinancings,

driven by
the effect of lower mortgage loan interest rates and increased home purchase activity during 2021.
Commercial

and

construction

loan

originations

(excluding

government

loans)

for

the

quarter

and

nine-month

period

ended
September

30,

2022

amounted

to

$679.7

million

and

$2.2

billion,

respectively,

compared

to

$607.4

million

and

$2.2

billion,
respectively,

for the

comparable periods

in 2021.

Commercial and

construction

loan originations

increased by

$72.3 million,

for the
third quarter

of 2022,

compared to

the same

period in

2021. The

increase in

the third

quarter of

2022 consisted

of increases

of $45.2
million

and

$32.8

million

in the

Puerto

Rico

and

Florida

regions,

respectively,

partially

offset

by

a

decrease

of

$5.7

million

in

the
Virgin

Island

region.

Total

commercial

and

construction

loan

originations

in

the

nine-month

period

ended

September

30,

2021
includes

SBA

PPP

loan

originations

of

$283.7

million.

Excluding

SBA

PPP

loan

originations,

commercial

and

construction

loan
originations increased by $274.2 million in the first nine

months of 2022, compared to the same period in 2021.

The increase consisted
of increases of $144.7

million and $136.1 million

in the Puerto Rico and Florida

regions, respectively,

partially offset by a decrease

of
$6.6 million in the Virgin

Island region.
Government loan originations for the quarter

and nine-month period ended September

30, 2022 amounted to $1.8 million

and $36.6
million,

respectively,

compared

to

$41.2

million

and

$60.4

million,

respectively,

for

the

comparable

periods

in

2021.

Government
loan

originations

during

the first

nine

months of

2022 are

mainly

related

to the

renewal of

a public

corporation

line of

credit in

the
Virgin

Islands regions,

the renewal

of a

municipal loan

in the

Puerto Rico

region,

and the

utilization of

an arranged

overdraft line

of
credit

of

a

government

entity

in

the

Virgin

Islands

region.

On

the

other

hand,

government

loan

originations

during

the

first

nine
months of

2021 were driven

by the refinancing

of several loans

of a government

unit in the

Virgin

Islands, as well

as the

refinancing
of several loans to municipalities in the Puerto Rico region.
Originations of auto

loans (including finance

leases) for the

quarter and nine-month

period ended September

30, 2022 amounted

to
$244.9

million

and

$775.7

million,

respectively,

compared

to

$248.4

million

and

$691.9

million,

respectively,

for

the

comparable
periods in

2021. The

decrease in

the third

quarter of

2022, as

compared to

the same

quarter of

2021, consisted

of a

decrease of

$5.6
million in the Puerto

Rico region, partially offset

by an increase of $2.1

million in the Virgin

Islands regions.

The increase in the first
nine months

of 2022,

as compared

to the

same period of

2021, consisted

of increases

of $80.5

million and

$3.3 million,

respectively,
in the Puerto Rico

and Virgin

Island regions. Personal

loan originations,

other than credit cards,

for the quarter and

nine-month period
ended September 30, 2022 amounted

to $90.2 million and $233.0 million,

respectively,

compared to $45.9 million and $123.9 million,
respectively,

for

the

comparable

periods

in 2021.

Most

of the

increase

in

personal

loan

originations

for

the quarter

and

nine-month
period ended

September 30, 2022,

as compared with

the same period

s

in 2021, was

in the Puerto

Rico region. The

utilization activity
on the outstanding

credit card portfolio

for the quarter

and nine-month

period ended

September 30,

2022 amounted

to $124.3 million
and $359.3 million, respectively,

compared to $110.9 million and $305.5

million, respectively, for the comparable

periods in 2021.

Investment Activities
As

part

of

its

liquidity,

revenue

diversification

and

interest

rate

risk

management

strategies,

First

BanCorp.

maintains

a

debt
securities portfolio classified as available for sale or held to maturity.
The

Corporation’s

total

available-for-sale

debt

securities

portfolio

as

of

September

30,

2022

amounted

to

$5.7

billion,

a

$785.0
million decrease

from December

31, 2021.

The decrease

was mainly

driven by

a $778.7

million decrease

in fair

value attributable

to
changes

in

market

interest

rates

and

the

prepayments

of

approximately

$513.9

million

of

U.S.

agencies

MBS,

partially

offset

by
purchases of U.S. agencies debentures and MBS totaling $521.9 million during the first nine months of 2022.
As

of

September

30,

2022,

substantially

all

of

the

Corporation’s

available-for-sale

debt

securities

portfolio

was

invested

in

U.S.
government and

agencies debentures

and fixed-rate

GSEs’ MBS. In

addition, as

of September

30, 2022,

the Corporation

held a

bond
issued

by

the

PRHFA,

classified

as available

for

sale,

specifically

a

residential

pass-through

MBS in

the

aggregate

amount

of $3.4
million

(fair

value

-

$2.2

million).

This

residential

pass-through

MBS

issued

by

the

PRHFA

is

collateralized

by

certain

second
mortgages originated

under a program

launched by the

Puerto Rico government

in 2010 and

had an unrealized

loss of $1.2

million as
of September

30, 2022,

of which

$0.4 million

is due

to credit

deterioration.

During 2021,

the Corporation

placed

this instrument

in
nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.
As

of

September

30,

2022,

the

Corporation’s

held-to-maturity

debt

securities

portfolio,

before

the

ACL,

increased

to

$445.9
million,

compared

to

$178.1

million

as

of

December

31,

2021,

mainly

driven

by

purchases

of

GSEs’

MBS

totaling

$289.8

million
during the first

nine months of

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

74%

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

September

30, 2022

,

the ACL

for

held-to-maturity

debt

securities was

$8.3

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
September 30, December 31,
2022 2021
(In thousands)
Money market investments $ 2,057 $ 2,682
Debt securities available for sale, at fair value:
U.S. government and agencies obligations 2,474,277 2,405,468
Puerto Rico government obligations 2,193 2,850
MBS:

Residential
3,007,069 3,803,933

Commercial
184,650 240,510
Other 500 1,000
Total debt securities available

for sale, at fair value
5,668,689 6,453,761
Debt securities held-to-maturity,

at amortized cost:
MBS:

Residential
174,241 -

Commercial
106,235 -
Puerto Rico municipal bonds 165,386 178,133
ACL for Puerto Rico municipal bonds held to maturity (8,257) (8,571)
437,605 169,562
Equity securities, including $12.3 million and $21.5 million of FHLB stock, as of September 30, 2022 and December 31, 2021, respectively 24,727 32,169
Total money market

investments and investment securities
$ 6,133,078 $ 6,658,174

The carrying values of debt securities as of September 30, 2022, by contractual maturity

(excluding MBS), are shown below:
Carrying Weighted
(Dollars in thousands) Amount
Average Yield

%
U.S. government and agencies obligations:
Due within one year 71,188 0.28
Due after one year through five years $ 2,219,918 0.81
Due after five years through ten years 170,194 1.01
Due after ten years 12,977 3.46
2,474,277 0.82
Puerto Rico government and municipalities obligations:
Due within one year 1,200 4.49
Due after one year through five years 42,426 5.51
Due after five years through ten years 55,737 4.82
Due after ten years 68,216 5.36
167,579 5.21
Other debt securities:
Due within one year 500 0.84
Total 2,642,356 1.08
MBS 3,472,195 1.63
ACL on held-to-maturity debt securities (8,257) -
Total debt securities

$ 6,106,294 1.40
Net

interest

income

in

future

periods

could

be

affected

by

prepayments

of

MBS.

Any

acceleration

in

the

prepayments

of

MBS
purchased

at

a

premium

would

lower

yields

on

these

securities,

since

the

amortization

of

premiums

paid

upon

acquisition

would
accelerate. Conversely,

acceleration of the

prepayments of MBS would

increase yields on

securities purchased at

a discount, since

the
amortization of

the discount

would accelerate.

These risks

are directly

linked to

future period

market interest

rate fluctuations.

Also,
net interest income in future periods might be affected by

the Corporation’s investment in callable

debt securities. As of September 30,
2022,

the Corporation had approximately

$2.1 billion in callable debt

securities (U.S. agencies government

securities) with an average
yield of

0.83%, of which

approximately 56%

were purchased

at a discount

and 6%

at a premium.

See “Risk Management”

below for
further

analysis

of the

effects

of changing

interest rates

on the

Corporation’s

net

interest income

and

the Corporation’s

interest

rate
risk management

strategies. Also

see Note

2 –

Debt Securities,

in the

Corporation’s

unaudited

consolidated

financial statements

for
the quarter ended September 30, 2022 for additional information regarding the Corporation’s debt securities portfolio.
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
For

the

nine-month period

ended September

30,

2022,

First BanCorp.

has
repurchased

approximately

15.9 million

shares

for a total

purchase

price of

$225.0 million.
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

could

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

basis.
The

Corporation manages its liquidity in

a proactive manner and

in an

effort to

maintain a sound

liquidity position.

It uses

multiple
measures to monitor

the liquidity

position, including

core liquidity, basic

liquidity, and time-based

reserve measures.

As of September 30,
2022,

the estimated core

liquidity reserve (which includes cash

and free

high quality liquid

assets such

as U.S.

government and GSEs
obligations

that could be liquidated

within one day)

was $3.4 billion,

or 18.57%

of total assets,

compared to $5.6

billion, or 27.0%

of total
assets,

as

of

December 31,

2021.

The

basic

liquidity ratio

(which

adds

available secured

lines

of

credit

to

the

core

liquidity) was
approximately

25.86%

of total assets

as of September 30, 2022, compared to 32.7%

of total assets

as of December

31, 2021.

The decrease
in the core liquidity reserves

is in part due to the reduction of bank deposits

during the first nine months

of 2022 associated to the overall
interest

rate increase

environment

and the FED’s

economic

tightening

monetary

policy.
As

of

September

30,

2022,

the

Corporation

had

$1.3

billion

fully

available

for

credit

from

the

FHLB.

The

Corporation

also
maintains

borrowing

capacity

at

the

Federal

Discount

Window.

The

Corporation

does

not

consider

borrowing

capacity

from

the
Federal Reserve Discount

Window as

a primary source

of liquidity but

had approximately $1.2

billion available for

funding under the
FED’s BIC Program as of September 30, 2022 as an additional contingent source.

Total loans pledged

to the Federal Reserve Discount
Window

amounted to

$2.1 billion

as of

September 30,

2022. The

Corporation also

does not

rely on

uncommitted inter-bank

lines of
credit (federal funds lines) to fund its operations and does not include them in the basic liquidity measure.

As of

September 30,

2022, the

holding company

had $18.3

million in

cash and

cash equivalents.

Cash and

cash equivalents

at the
Bank

level

as

of

September

30,

2022

were

approximately

$554.3

million.

The

Bank

had

$45.2

million

in

brokered

CDs

as

of
September 30,

2022, of which

approximately $17.8

million mature over

the next twelve

months. Liquidity

at the Bank

level is highly
dependent

on

bank

deposits,

which

fund

90.1%

of

the

Bank’s

assets

(or

89.9%

excluding

brokered

CDs).

Historically,

the

use

of
brokered CDs

has been

an additional

source of

funding for

the Corporation

as it

provides an

additional efficient

channel for

funding

diversification

and

can

be obtained

faster

than

regular

retail

deposits.

Brokered

CDs have

been

maintained

at

low

levels due

to

the
excess liquidity and

availability of core deposits.

Funding through brokered

CDs could potentially increase

the overall cost of

funding
for the Corporation and impact the net interest margin.
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

30, 2022,

the Corporation’s

commitments to

extend credit

amounted to

approximately $1.9
billion.

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
September 30, December 31
2022 2021
(In thousands)
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit:

Construction undisbursed funds
$ 194,104 $ 197,917

Unused personal lines of credit

975,949 1,180,824

Commercial lines of credit

709,140 725,259

Commercial letters of credit
84,724 151,140

Standby letters of credit
9,238 4,342
The Corporation engages in the ordinary course of business

in other financial transactions that are not recorded on the balance sheet,
or

may

be

recorded

on

the

balance

sheet

in

amounts

that

are

different

from

the

full

contract

or

notional

amount

of

the

transaction,
affecting the Corporation’s

liquidity position. These

transactions are designed

to (i) meet the

financial needs of customers,

(ii) manage
the Corporation’s credit,

market and liquidity risks, (iii) diversify the Corporation’s funding sources, and (iv) optimize capital.

In addition to the

aforementioned off-balance

sheet debt obligations

and unfunded commitments

to extend credit, the

Corporation
has

obligations

and

commitments

to

make

future

payments

under

contracts,

amounting

to

approximately

$2.6

billion

as

of
September 30,

2022. Our

material cash

requirements comprise

primarily of

contractual obligations

to make future

payments related
to

time

deposits,

short-term

borrowings,

long-term

debt,

and

operating

lease

obligations.

We

also

have

other

contractual

cash
obligations

related

to

certain

binding

agreements

we

have

entered

into

for

services

including

outsourcing

of

technology

services,
security,

advertising

and

other

services

which

are

not

material

to

our

liquidity

needs.

We

currently

anticipate

that

our

available
funds, high-quality unpledged government

and agency securities, credit facilities,

and cash flow from

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

BIC

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

CDs. As

of

September

30,

2022,

the

Corporation’s

deposits,

excluding

government

deposits

and

brokered

CDs,
decreased

by

$835.4

million

to

$13.6

billion,

compared

to

$14.4

billion

as

of

December

31,

2021.

Certain

non-maturity

deposits
previously

reported

as

brokered

deposits,

which

amounted

to

$144.3

million

and

$247.5

million,

as

of

September

30,

2022

and
December 31,

2021, respectively,

were recharacterized

as non-brokered

deposits for

both periods

presented based

on exclusions

and
clarifications of

the deposit

broker definition

included in

the FDIC

Brokered

Deposits Final

Rule. The

above-mentioned

decrease of
$835.4

million

was

primarily

related

to

lower

balances

in

commercial

savings

accounts,

retail

CDs,

and

retail

demand

deposits
accounts

primarily

in

the

Puerto

Rico

region,

in

part due

to the

overall

interest

rate

increase

environment

and

the

FED’s

economic
tightening policy.

Government deposits –
As of September

30, 2022, the

Corporation had $2.5

billion of Puerto Rico

public sector deposits

($2.3 billion
in

transactional

accounts

and

$170.4

million

in

time

deposits),

compared

to

$2.7

billion

as

of

December

31,

2021,

which

are

fully
collateralized.

Approximately

25%

of

the

public

sector

deposits

as

of

September

30,

2022

was

from

municipalities

and

municipal
agencies

in Puerto

Rico

and 75%

was from

public

corporations,

the central

government

and

agencies,

and U.S.

federal government
agencies

in

Puerto

Rico.

The

decrease

was

primarily

related

to

decreases

in

transactional

account

balances

of

government

public
corporations that reflect, among other things, utilization of federal funding allocated to Puerto Rico.
In

addition,

as

of

September

30,

2022,

the

Corporation

had

$458.8

million

of

government

deposits

in

the

Virgin

Islands

region
(December 31, 2021 - $568.4 million) and $10.1 million in the Florida region (December 31, 2021 - $9.6 million).

Estimate

of

Uninsured

Deposits

–
As of

September

30,

2022

and

December

31,

2021,

the estimated

amount

of uninsured

deposits,
excluding brokered

CDs, totaled

$7.9 billion

and $8.9

billion, respectively,

generally representing

the portion

of deposits in

domestic
offices that exceed

the FDIC insurance limit

of $250,000 and amounts

in any other uninsured

deposit account. The balances

presented
as

of

September

30,

2022

and

December

31,

2021

include

government

deposits,

which

are

uninsured

but

fully

collateralized

as
previously mentioned. The

amount of uninsured deposits

is calculated based

on the same methodologies

and assumptions used for

our
bank regulatory reporting requirements adjusted for cash held by wholly-owned subsidiaries at the Bank.
The following

table presents

by contractual

maturities the

amount of

U.S. time

deposits in

excess of

FDIC insurance

limits (over
$250,000) and other time deposits that are otherwise uninsured as of

September 30, 2022:
(In thousands)
3 months
or less
3 months to
6 months
6 months to
1 year
Over 1
year Total
U.S. time deposits in excess of FDIC insurance limits
$ 256,295 $ 109,465 $ 134,216 $ 142,877 $ 642,853
Other uninsured time deposits
$ 21,721 $ 9,519 $ 10,702 $ 9,305 $ 51,247
Brokered

CDs
–

Total

brokered

CDs

decreased

by

$55.2

million

to

$45.2

million

as

of

September

30,

2022,

compared

to

$100.4
million as of December 31, 2021.

The average remaining term to maturity of the brokered CDs outstanding as of September 30, 2022 was approximately 1.4 years.

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

30, 2022 and 2021.
Securities

sold

under

agreements

to

repurchase

-
The

Corporation’s

investment

portfolio

is

funded

in

part

with

repurchase
agreements. The Corporation’s outstanding

securities sold under repurchase agreements amounted to $200 million as of September

30,
2022 and

mature on

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

quarter ended September

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
As of December

31, 2021, the outstanding

balance of long-term

fixed rate FHLB adva

nces was $200 million.

During the third

quarter
of 2022,

the $200

million in

FHLB advances

outstanding as

of December

31, 2021

matured and

were fully

repaid. As

of September
30, 2022, the Corporation had $1.3 billion fully available for additional borrowing capacity on FHLB lines of credit.

Trust-Preferred

Securities –
In 2004, FBP Statutory

Trusts I and

II, statutory trusts

that are wholly-owned

by the Corporation

and not
consolidated

in

the

Corporation’s

financial

statements,

sold

to

institutional

investors

variable-rate

TRuPs

and

used

the

proceeds

of
these issuances, together

with the proceeds

of the purchases by

the Corporation of

variable rate common

securities, to purchase

junior
subordinated

deferrable

debentures.

The

subordinated

debentures

are

presented

in

the

Corporation’s

consolidated

statements

of
financial condition as

other borrowings. As of

each of September

30, 2022 and December

31, 2021, the

Corporation had subordinated
debentures

outstanding

in

the

aggregate

amount

of

$183.8

million

with

maturity

dates

from

June

17,

2034

through

September

20,
2034. See Note 11

– Other Borrowings and

Note 7 – Non-Consolidated Variable

Interest Entities (“VIE”) and Servicing

Assets, in the
Corporation’s unaudited

consolidated financial statements for the quarter ended September 30, 2022 for additional information.
Other Sources of

Funds and Liquidity

- The Corporation’s

principal uses of funds are for

the origination of loans and the repayment

of
maturing deposits and

borrowings. In connection

with its mortgage banking

activities, the Corporation

has invested in

technology and
personnel to enhance the Corporation’s

secondary mortgage market capabilities.

The enhanced

capabilities improve

the Corporation’s

liquidity profile

as they

allow the

Corporation to

derive liquidity,

if needed,
from the sale

of mortgage loans

in the secondary

market. The U.S. (including

Puerto Rico) secondary

mortgage market is

still highly-
liquid, in

large part

because of

the sale

of mortgages

through guarantee

programs of

the FHA,

VA,

U.S. Department

of Housing

and
Urban Development

(“HUD”), FNMA and

FHLMC. During

the first nine

months of

2022, loans pooled

into GNMA MBS

amounted
to

approximately

$115.7

million.

Also,

during

the

first

nine

months

of

2022,

the

Corporation

sold

approximately

$90.8

million

of
performing residential mortgage loans to FNMA and FHLMC.
The Primary

Credit FED Discount

Window Program

is a cost-efficient

contingent source

of funding

for the Corporation

in highly-
volatile

market

conditions.

As previously

mentioned,

although

currently

not

in

use,

as of

September

30,

2022,

the

Corporation

had
approximately $1.2 billion available for funding under the FED’s

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

Ba2 by Moody’s,

two notches below Moody’s

minimum Baa3 level required

to be
considered investment grade; BB+ by S&P,

one notch below S&P’s minimum

BBB- level required to be considered investment grade;
and

BB

by

Fitch,

two

notches

below

Fitch’s

minimum

BBB-

level

required

to

be

considered

investment

grade.

The

Corporation’s
credit

ratings

are

dependent

on

a

number

of

factors,

both

quantitative

and

qualitative,

and

are

subject

to

change

at

any

time.

The
disclosure of

credit ratings

is not a

recommendation to

buy,

sell or

hold the

Corporation’s

securities. Each

rating should

be evaluated
independently of any other rating.
Cash Flows
Cash and cash

equivalents were $555.0

million as of

September 30, 2022,

a decrease of $2.0

billion when compared

to the balance
as

of

December

31,

2021.

The

following

discussion

highlights

the

major

activities

and

transactions

that

affected

the

Corporation’s
cash flows during the first nine months of 2022 and 2021.

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

2022

and

2021,

net

cash

provided

by

operating

activities

was

$334.8

million

and

$303.6

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

the nine

-month period

ended September

30, 2022

,

net cash
used

in

investing

activities

was

$508.2

million,

primarily

due

to

purchases

of

U.S.

agencies

debentures

and

MBS

and

net
disbursements

on

loans

held

for

investment,

partially

offset

by

prepayments

of

U.S.

agencies

MBS

and

proceeds

from

sales

of
commercial loan participations.
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

and withdrawals

of deposits and

the issuance of

brokered CDs,
the issuance of and

payments on long-term debt,

the issuance of equity

instruments and activities related

to its short-term funding.

For
the first

nine months of

2022, net

cash used

in financing

activities was $1.8

billion, mainly

reflecting a

decrease in

total deposits,

the
repayment

at maturity

of a

$100 million

repurchase agreement

and

$200 million

of FHLB

advances,

the repurchase

of 15.9

million
shares of common

stock for a

total purchase

price of

approximately $225.0

million, and the

payment of

$65.8 million

in dividends to
common stock shareholders.
For the

first nine

months of

2021, net

cash provided

by financing

activities was

$2.3 billion,

mainly reflecting

an increase

in non-
brokered deposits,

partially offset

by dividends

paid on

common and

preferred stock,

repurchases of

outstanding common

stock, and
repayment of matured brokered CDs and FHLB advances.

Capital
As of

September 30,

2022, the

Corporation’s

stockholders’ equity

was $1.3

billion, a

decrease of

$836.4 million

from December
31, 2021. The decrease

was driven by a $778.7

million decline in the fair

value of available-for-sale debt securities

recorded as part of
accumulated other

comprehensive loss

in the

consolidated statements

of financial

condition, as

a result

of changes

in market

interest
rates. The

decrease

also reflects

the repurchase

of approximately

15.9

million

shares of

common

stock for

a total

purchase price

of
$225 million, and common

stock dividends declared during the

first nine months of 2022 totaling

$65.9 million (or $0.34 per common
share), partially offset by earnings generated in the

first nine months of 2022.
On October 27,

2022 the

Corporation’s

Board of

Directors declared

a quarterly

cash dividend

of $0.12 per

common share

payable
on December 9, 2022 to shareholders

of record at the close of business

on November 25, 2022. The

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

over four

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

As of

October

31,

2022,

the
Corporation has

repurchased approximately

14.1 million

shares of common

stock for

a total purchase

price of $200

million under

the
$350

million

stock repurchase

program

approved

in April

2022.

The Parent

Company

has no

operations

and depends

on dividends,
distributions and

other payments

from its

subsidiaries to

fund dividend

payments, stock

repurchases, and

to fund

all payments

on its
obligations, including debt obligations.
The tangible common

equity ratio and

tangible book value

per common share

are non-GAAP financial

measures generally used

by
the

financial

community

to

evaluate

capital

adequacy.

Tangible

common

equity

is

total

equity

less

preferred

equity,

goodwill,

and
other

intangible

assets.

Tangible

assets

are

total

assets

less

the

previously

mentioned

intangible

assets.

See

“Basis

of

Presentation”
below for additional information.

The

following

table

is

a

reconciliation

of

the

Corporation’s

tangible

common

equity

and

tangible

assets,

non

GAAP

financial
measures, to total equity and total assets, respectively,

as of September 30, 2022 and December 31, 2021, respectively:
September 30, 2022 December 31, 2021
(In thousands, except ratios and per share information)
Total equity

- GAAP
$ 1,265,333 $ 2,101,767
Goodwill (38,611) (38,611)
Purchased credit card relationship intangible (376) (1,198)
Core deposit intangible (22,818) (28,571)
Insurance customer relationship intangible (51) (165)
Tangible common

equity
$ 1,203,477 $ 2,033,222
Total assets - GAAP $ 18,442,034 $ 20,785,275
Goodwill (38,611) (38,611)
Purchased credit card relationship intangible (376) (1,198)
Core deposit intangible (22,818) (28,571)
Insurance customer relationship intangible (51) (165)
Tangible assets $ 18,380,178 $ 20,716,730
Common shares outstanding 186,258 201,827
Tangible common

equity ratio
6.55% 9.81%
Tangible book

value per common share
$ 6.46 $ 10.07
See

Note

22

–

Regulatory Matters,

Commitments and

Contingencies for

the

regulatory capital

positions of

the

Corporation and
FirstBank

as of September 30, 2022 and

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

September 30,

2022 and

December 31,

2021. There

were no

transfers to

the legal

surplus reserve

during the

first nine
months of 2022.

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
The

Corporation

uses a

simulation

model

to

project

future

movements

in

the

Corporation’s

balance

sheet

and

income

statement.
The

starting

point

of

the

projections

corresponds

to

the

actual

values

on

the

balance

sheet

on

the

date

of

the

simulations.

These
simulations

are highly

complex

and

are based

on many

assumptions that

are intended

to reflect

the general

behavior of

the balance
sheet components over

the modeled periods. It

is unlikely that actual

events will match these

assumptions in all cases.

For this reason,
the results

of these

forward-looking computations

are only

approximations of

the true

sensitivity of

net interest

income to

changes in
market

interest

rates.

Several

benchmark

and

market

rate

curves

were

used

in

the

modeling

process,

primarily

the

LIBOR/SWAP
curve,

SOFR

curve,

Prime

Rate,

U.S.

Treasury

yield

curve,

FHLB

rates,

brokered

CD

rates,

repurchase

agreement

rates,

and

the
mortgage commitment rate of 30 years.
As of September 30,

2022, the Corporation forecasted

the 12-month net interest

income assuming September

30, 2022 interest rate
curves remain

constant. Net interest

income was then

estimated under rising

and falling rate

scenarios. For

the rising rates

scenario, a
gradual

(ramp)

parallel

upward

shift

of

the

yield

curve

is assumed

during

the

first

twelve

months

(the

“+200

bps

ramp”

scenario).
Conversely,

for

the

falling

rates

scenario,

a

gradual

(ramp)

parallel

downward

shift

of

the

yield

curve

is

assumed

during

the

first
twelve months (the “-200 bps ramp” scenario).

The

LIBOR/Swap

rates

for

September

30,

2022,

as

compared

to

the

January

31,

2022

rates

used

for

the

December

31,

2021
sensitivity,

reflected an

increase in

the short-term

sector of

the curve,

that is

between one

to twelve

months, of

355 bps

on average;
while market rates

increased in the

medium-term sector of

the curve, that is

between 2 to 5

years, by 276

bps. In the long-term

sector,
that

is

over

5-year

maturities,

market

rates

increased

198

bps

as

compared

to

January

31,

2022.

A

similar

pattern

on

market

rates
changes were

observed in the

Treasury curve

for both the

short and long-term

maturities as mentioned

above with a

317 bps increase
in the short-term

sector and a 190

bps increase in the

long-term sector.

This results in a

projected increase in

the base simulation

used
for the sensitivity.

The following table presents the results of the simulations as of September 30,

2022 and December 31, 2021.

Consistent with prior
years, these exclude non-cash changes in the fair value of derivatives:
September 30, 2022 December 31, 2021
Net Interest Income Risk Net Interest Income Risk
(Projected for the next 12 months) (Projected for the next 12 months)
Static Simulation Growing Balance Sheet Static Simulation Growing Balance Sheet
(Dollars in millions) $ Change % Change $ Change % Change $ Change % Change $ Change % Change
+ 200 bps ramp $ 19.1 2.28% $ 22.9 2.67% $ 34.5 4.81% $ 39.1 5.17%
- 200 bps ramp $ (24.8) (2.96) % $ (26.9) (3.14) % $ (12.2) (1.70) % $ (13.5) (1.78) %
The Corporation

continues to

manage

its balance

sheet structure

to control

and limit

the overall

interest rate

risk

by managing

its
asset

composition

and

improving

the

funding

mix,

mainly

by

pursuing

stable

core

deposits,

and

reducing

wholesale

funds,

while
maintaining

a

sound

liquidity

position.

As

of

September

30,

2022

and

December

31,

2021,

the

simulations

showed

that

the
Corporation continues to have an asset-sensitive position.

As of September 30,

2022, the net interest income

for the next twelve months

under a non-static

balance sheet scenario

is estimated to
increase

by $22.9

million

in the

rising rate

scenario,

when compared

against

the base

simulation.
The

decrease

in net

interest

income

sensitivity

for

the

+200

bps

ramp

scenario,

as compared

to December

31,

2021,

is primarily
driven by the size and mix of the

balance sheet and the changes in market

interest rates. As of September 30, 2022

the starting point of
the simulation

reflects lower

balances in

more sensitive

assets such

as cash

and cash

equivalents as

a result

of the

overall decline

in
total

deposits,

the

deployment

of

liquidity

to

fund

the

investment

securities

portfolio,

the

loan

portfolio

growth,

the

repayment

of
wholesale funding, and the repurchase of shares of common stock.

Under the falling rate,

non-static scenario the net interest income is

estimated to decrease $26.9 million. As

market

rates

shift

away
from

historically

low,

near

zero

interest

rate

levels,

it

allows

for

full

downward

interest

rate

shifts

under

the

-200

bps

scenario
resulting in the increase in net interest income sensitivity for the -200 bps ramp.
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

September

30,

2022

and

December

31,

2021,

the

Corporation

considered

all

of

its derivative

instruments

as

undesignated
economic hedges. As

of September 30, 2022,

the aggregate balance

of derivative assets was

$1.2 million, compared

to $1.5 million as
of December

31, 2021.

As of

September 30,

2022, the

aggregate balance

of derivative

liabilities was

$0.5 million,

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
mitigation

efforts.

Furthermore, personnel

performing

structured

loan

workout

functions

are

responsible for

mitigating defaults

and
minimizing

losses upon

default

within each

region and

for each business

segment.

In the case

of the commercial

and industrial,

commercial
mortgage and construction loan portfolios, the Special Asset Group (“SAG”) focuses on strategies for the accelerated reduction

of non-
performing assets through note sales,

short sales, loss

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
but are

not limited

to, factors

such as

the following:

(i) management’s

assessment of

economic forecasts

used in

the model

and how
those

forecasts

align

with

management’s

overall

evaluation

of

current

and

expected

economic

conditions;

(ii)

organization

specific
risks such

as credit

concentrations,

collateral

specific risks,

nature

and

size of

the portfolio

and

external

factors that

may

ultimately
impact credit quality,

and (iii) other limitations associated

with factors such as

changes in underwriting

and loan resolution strategies,
among others.

The ACL

for loans

and finance

leases is

reviewed at

least on

a quarterly

basis as

part of

the Corporation’s

continued
evaluation of its asset quality.

As

previously

mentioned,

on

September

17,

2022,

Hurricane

Fiona

made

landfall

in

the

southwestern

part

of

Puerto

Rico

as

a
Category 1

storm. As

part of

its ACL

calculation, the

Corporation

considers the

need for

qualitative adjustments

that include

factors
such as

natural disasters.

As of

September 30,

2022, management

determined

that no

separate

qualitative reserves

of the

ACL were
required.

Notwithstanding,

estimates

of

the

storm’s

effect

on

loan

losses

may

change

over

time

as

additional

information

becomes
available and any related revisions in the ACL calculation will be reflected in the provision for credit losses as they occur.
During

the

first

nine

months

of

2022,

the

Corporation

applied

probability

weights

to

the

baseline

and

alternative

downside
economic

scenarios

to estimate

the ACL

with the

baseline

scenario

carrying

the highest

weight.

In weighting

these

macroeconomic
scenarios, the Corporation

applied judgment based

on a variety

of factors such

as economic uncertainties

including continued

conflict
in

Ukraine,

the

overall

inflationary

environment,

and

a

potential

slowdown

in

economic

activity

as

a

result

of

the

FED’s

policy

to
control inflationary

economic conditions.

For periods

prior to

2022, the

Corporation calculated

the ACL

using the

baseline scenario.
As

of

September

30,

2022,

the

Corporation’s

ACL

model

considered

the

following

assumptions

for

key

economic

variables

in

the
probability-weighted economic scenarios:
●
Average

commercial real

estate price

index forecast

for the

remainder of

2022 and

year 2023

stands at

2.93%, compared

to
5.16% in the previous forecast.
●
A deterioration of approximately

10.61% in the forecast of

average housing price index

in Puerto Rico (purchase only prices)
for the remainder of 2022 and year 2023, when compared to the previous forecast.

●
Slight

increase

in

levels

of

regional

unemployment

in

Puerto

Rico

to

8.15%

for

the

remainder

of

2022

and

year

2023,
compared to

the previous

forecast of

7.99%. For

the Florida

region and

the U.S.

mainland, slight

increase in

unemployment
rate to 3.90% and 4.60%, respectively,

for the remainder of 2022 and year 2023,

compared to 3.57% and 4.30%, respectively,
in the previous forecast.
●
A slight decrease

in real gross

domestic product

(“GDP”) in the

U.S. mainland

to 0.59%

for the remainder

of 2022

and year
2023,

compared to the previous forecast of 1.83%.
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

September 30, 2022,

management compared the

modeled estimates under

the probability-
weighted

economic

scenarios

against

a

more

adverse

scenario.

Under

this

more

adverse

scenario,

as

an

example,

average
unemployment

rate

for

the

Puerto

Rico

region

increases

to

8.74%

for

the

remainder

of

2022

and

year

2023,

compared

to

8.15%,
respectively, for the

same periods on the probability-weighted economic scenario projections.

To

demonstrate the sensitivity to

key economic parameters used

in the calculation of

our ACL at September

30, 2022, management
calculated

the

difference

between

our

quantitative

ACL

and

this

more

adverse

scenario.

Excluding

consideration

of

qualitative
adjustments,

this sensitivity

analysis would

result in

a hypothetical

increase

in our

ACL of

approximately

$33 million

at September
30, 2022. This

analysis relates only

to the modeled

credit loss estimates and

is not intended

to estimate changes

in the overall

ACL as
it

does

not

reflect

any

potential

changes

in

other

adjustments

to

the

qualitative

calculation,

which

would

also

be

influenced

by

the
judgment

management

applies

to

the

modeled

lifetime

loss

estimates

to

reflect

the

uncertainty

and

imprecision

of

these

estimates
based

on

current

circumstances

and

conditions.

Recognizing

that

forecasts

of

macroeconomic

conditions

are

inherently

uncertain,
particularly in light

of the recent economic

conditions, management believes

that its process to

consider the available

information and
associated

risks

and

uncertainties

is

appropriately

governed

and

that

its

estimates

of

expected

credit

losses

were

reasonable

and
appropriate for the period ended September 30, 2022.
As of September 30,

2022, the ACL for loans

and finance leases was $257.9

million, down $11.1

million from December 31,

2021.
The

reduction

of

the

ACL

for

commercial

and

construction

loans

was

$23.5

million,

primarily

reflecting

reduced

COVID-19
uncertainties and, to a lesser extent, a reduction in qualitative reserves due to updated borrowers’ financial information received during
the third

quarter of

2022. In

addition, the

ACL for

residential mortgage

loans decreased

by $9.7

million, primarily

due to

the overall
reduction in the

size of this

portfolio. The aforementioned

ACL reductions

were partially offset

by an increase

of $22.1 million

in the
ACL for consumer loans, mainly reflecting the effect

of the increase in the size of the consumer loan portfolios,

the increase in charge-
off levels

associated to the

overall portfolio

growth and

a less positive

long-term outlook

of certain

macroeconomic variables

such as
the regional

unemployment rate,

as a

result of

the aforementioned

economic uncertainties.

Refer to

Note 1

- Nature

of Business

and
Summary of Significant Accounting Policies, in the 2021

Annual Report on Form 10-K for a description of

the methodologies used by
the Corporation to determine the ACL.
The ratio

of the ACL

for loans and

finance leases

to total

loans held

for investment

decreased to

2.28% as

of September

30, 2022,
compared to 2.43% as of December 31, 2021. An explanation for the change for each portfolio follows:
●
The ACL to total

loans ratio for the

residential mortgage loan

portfolio decreased from

2.51% as of December

31, 2021 to
2.30%

as of

September 30,

2022, primarily

due to

improvements in

the long-term

outlook of

forecasted macroeconomic
variables, such

as the

housing price

index, during

the first

six months

of 2022,

partially offset

by a

slight deterioration

of
these variables during the third quarter of 2022.

●
The ACL

to total

loans ratio

for the

commercial mortgage

loan portfolio

decreased from

2.43% as

of December

31, 2021
to

1.34%

as

of

September

30,

2022,

primarily

reflecting

reduced

COVID-19

uncertainties

and,

to

a

lesser

extent,

a
reduction in qualitative reserves due to updated borrowers’ financial information received during the third quarter of 2022.
●
The ACL

to total

loans ratio

for the

commercial and

industrial portfolio

was 1.24%

as of

September 30,

2022, remained
relatively flat when compared to 1.19% as of December 31, 2021.

●
The ACL

to total

loans ratio for

the construction

loan portfolio

decreased from

2.91% as

of December

31, 2021

to 1.47%
as of September

30, 2022, primarily

reflecting reductions in

qualitative reserves mostly

associated to previously

-identified
specific risks for a construction project in Florida that were resolved during the first quarter of 2022.
●
The ACL

to total

loans ratio

for the

consumer loan

portfolio increased

from 3.57%

as of December

31, 2021

to 3.89% as
of September

30, 2022, primarily

associated to

a less positive

long-term outlook

on certain

macroeconomic variables

as a
result of economic uncertainties previously discussed.
The ratio

of the

total ACL

to nonaccrual

loans held

for investment

was 264.43%

as of

September 30,

2022, compared

to 242.99%
as of December 31, 2021.
Substantially all of

the Corporation’s

loan portfolio is

located within the

boundaries of the

U.S. economy.

Whether the collateral

is
located in Puerto Rico, the U.S. and British Virgin

Islands or the U.S. mainland (mainly in the state of

Florida), the performance of the
Corporation’s

loan

portfolio

and

the

value

of

the

collateral

supporting

the

transactions

are

dependent

upon

the

performance

of

and
conditions

within each

specific area’s

real estate

market. The

Corporation believes

it sets

adequate loan-to-value

ratios following

its
regulatory and credit policy standards.
As shown

in the

following tables,

the ACL

for loans

and finance

leases amounted

to $257.9

million as

of September

30, 2022,

or
2.28% of

total loans,

compared with

$288.4 million,

or 2.59% of

total loans,

as of

September 30,

2021 and

$269.0 million,

or 2.43%
of total loans, as of December 31, 2021. See “Results of Operations -

Provision for Credit Losses” above for additional information.

Quarter Ended Nine-Month Period Ended
September 30, September 30,
(Dollars in thousands) 2022 2021 2022 2021
ACL for loans and finance leases, beginning of period $ 252,152 $ 324,958 $ 269,030 $ 385,887
Provision for credit losses - expense (benefit):
Residential mortgage 755 (6,206) (6,913) (9,556)
Commercial mortgage (2,383) (4,660) (23,758) (40,779)
Commercial and Industrial

(1,228) (4,449) (575) (10,187)
Construction (179) 527 (2,242) (125)
Consumer and finance leases

17,387 6,054 43,516 11,168
Total provision for credit losses - expense (benefit) $ 14,352 $ (8,734) $ 10,028 $ (49,479)
Charge-offs:
Residential mortgage (1,466) (25,418)
(1)
(6,073) (31,170)
(1)
Commercial mortgage (3) (429) (42) (1,304)
Commercial and Industrial

(8) (167) (366) (1,036)
Construction (63) (7) (123) (52)
Consumer and finance leases

(12,522) (8,345) (32,765) (34,904)
Total charge-offs $ (14,062) $ (34,366) $ (39,369) $ (68,466)
Recoveries:
Residential mortgage 559 1,968 3,228 3,641
Commercial mortgage 57 43 1,319 147
Commercial and Industrial

494 494 2,118 6,627
Construction 43 42 138 116
Consumer and finance leases

4,264 3,955 11,367 9,887
Total recoveries $ 5,417 $ 6,502 $ 18,170 $ 20,418
Net charge-offs $ (8,645) $ (27,864) $ (21,199) $ (48,048)
ACL for loans and finance leases, end of period $ 257,859 $ 288,360 $ 257,859 $ 288,360
ACL for loans and finance leases to period-end total loans

held for investment
2.28% 2.59% 2.28% 2.59%
Net charge-offs (annualized) to average loans outstanding during the period 0.31% 0.99%
(2)
0.25% 0.56%
(2)
Provision for credit losses - expense (benefit) for loans and finance leases to net
charge-offs during the period
1.66x -0.31x 0.47x -1.03x
(1) Includes net charge-offs totaling $23.1 million associated with the bulk sale of residential mortgage nonaccrual loans and related servicing advance receivables.
(2) Excluding net charge-offs associated with the bulk sale, total net charge-offs for the third quarter and first nine months of 2021 was 0.17% and 0.29%, respectively.

The following table

sets forth information

concerning the allocation

of the Corporation's ACL

for loans and

finance leases by loan
category and the percentage of loan balances in each category to the total of such loans as of the indicated dates:
As of As of
September 30, 2022 December 31, 2021
(Dollars in thousands) Amount
Percent of loans in
each category to
total loans Amount
Percent of loans in
each category to
total loans
Residential mortgage loans $ 65,079 25% $ 74,837 27%
Commercial mortgage loans 30,290 20% 52,771 20%
Commercial and Industrial loans 35,461 25% 34,284 26%
Construction loans 1,821 1% 4,048 1%
Consumer loans and finance leases 125,208 29% 103,090 26%
$ 257,859 100% $ 269,030 100%

The following tables set forth information concerning the composition of the

Corporation's loan portfolio and related ACL as of
September 30, 2022 and December 31, 2021 by loan category:
As of September 30, 2022
Residential
Mortgage Loans
Commercial
Mortgage Loans
Consumer and
Finance Leases
Construction
Loans (Dollars in thousands) C&I Loans Total
Total loans held for investment:
Amortized cost of loans
$ 2,830,974 $ 2,265,614 $ 2,858,286 $ 123,994 $ 3,219,750 $ 11,298,618
Allowance for credit losses
65,079 30,290 35,461 1,821 125,208 257,859
Allowance for credit losses to amortized

cost
2.30% 1.34% 1.24% 1.47% 3.89% 2.28%
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
Total loans held for investment:
Amortized cost of loans $ 2,978,895 $ 2,167,469 $ 2,887,251 $ 138,999 $ 2,888,044 $ 11,060,658
Allowance for credit losses 74,837 52,771 34,284 4,048 103,090 269,030
Allowance for credit losses to amortized

cost
2.51% 2.43% 1.19% 2.91% 3.57% 2.43%

Allowance

for Credit

Losses for

Unfunded

Loan Commitments
The Corporation estimates

expected credit losses

over the contractual

period in which

the Corporation is

exposed to credit

risk as a
result

of

a

contractual

obligation

to

extend

credit,

such as

pursuant

to unfunded

loan

commitments

and

standby

letters of

credit

for
commercial and

construction loans,

unless the

obligation is

unconditionally cancellable

by the

Corporation. The

ACL for

off-balance
sheet

credit

exposures

is

adjusted

as

a

provision

for

credit loss

expense.

As

of

September

30,

2022,

the

ACL

for

off-balance

sheet
credit

exposures

was

$4.2

million,

up

$2.7

million

from

$1.5

million

as

of

December

31,

2021,

mainly

driven

by

an

increase

in
unfunded loan commitments principally due to newly originated facilities which remained undrawn as of September 30, 2022.
Allowance for Credit Losses for Held-to-Maturity

Debt Securities
As

of

September

30,

2022,

the

ACL

for

held-to-maturity

debt

securities

portfolio

was

entirely

related

to

financing

arrangements
with Puerto Rico municipalities issued

in bond form, which the

Corporation accounts for as securities,

but which were underwritten

as
loans

with

features

that

are

typically

found

in

commercial

loans.

As

of

September

30,

2022,

the

ACL

for

held-to-maturity

debt
securities was $8.3 million, compared to $8.6 million as of December 31,

2021.
Allowance for Credit Losses for Available

-for-Sale Debt Securities
The

ACL

for

available-for-sale

debt

securities,

which

is

associated

with

private

label

MBS

and

a

residential

pass-through

MBS
issued by the PRHFA, was $0.7

million as of September 30, 2022, compared to $1.1 million as of December 31,

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
(ASC Subtopic 310

-30). As allowed

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

The following table presents non-performing assets as of the indicated dates:
September 30, December 31,
(Dollars in thousands) 2022 2021
Nonaccrual loans held for investment:
Residential mortgage $ 43,036 $ 55,127
Commercial mortgage 23,741 25,337
Commercial and Industrial 15,715 17,135
Construction 2,237 2,664
Consumer and finance leases 12,787 10,454
Total nonaccrual loans held for investment $ 97,516 $ 110,717
OREO 38,682 40,848
Other repossessed property 4,936 3,687
Other assets
(1)
2,193 2,850
Total non-performing assets
(2) (3)
$ 143,327 $ 158,102
Past due loans 90 days and still accruing
(2) (4) (5)
$ 81,790 $ 115,448
Non-performing assets to total assets 0.78
%
0.76
%
Nonaccrual loans held for investment to total loans held for investment 0.86
%
1.00
%
ACL for loans and finance leases $ 257,859 $ 269,030
ACL for loans and finance leases to total nonaccrual loans held for investment 264.43
%
242.99
%
ACL for loans and finance leases to total nonaccrual loans held for investment, excluding residential real estate loans 473.31
%
483.95
%
(1)
Residential pass-through MBS issued by the PRHFA held as part of the available-for-sale debt securities portfolio.
(2)
Excludes PCD loans previously accounted for under ASC Subtopic

310-30 for which the Corporation made the accounting

policy election of maintaining pools of
loans

as “units of account” both at the time of adoption

of CECL on January 1, 2020 and on an ongoing basis for

credit loss measurement. These loans will
continue to be excluded from nonaccrual loan statistics

as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be
collected on the loan pools. The portion of such loans

contractually past due 90 days or more amounted to $12.8

million and $20.6 million as of September 30,
2022 and December 31, 2021, respectively.
(3)
Nonaccrual loans exclude $340.1 million and $363.4 million

of TDR loans that were in compliance with the modified

terms and in accrual status as of September
30, 2022 and December 31, 2021, respectively.
(4)
Includes FHA/VA government-guaranteed residential mortgage loans as loans past-due 90 days and still accruing as opposed to nonaccrual loans. The Corporation
continues accruing interest on these loans until they have

passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process.
These balances include $31.0 million and $46.6 million of FHA government-guaranteed residential mortgage loans that were

over 15 months delinquent as of
September 30, 2022 and December 31, 2021, respectively.
(5)
Includes rebooked loans, which were previously pooled into GNMA securities, amounting to $8.0 million and $7.2 million

as of September 30, 2022 and
December 31, 2021, respectively. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s
specified delinquency criteria. For accounting purposes, the loans subject to the repurchase option are required to

be reflected on the financial statements with an
offsetting liability.

Total

nonaccrual loans

were $97.5

million as

of September

30, 2022.

This represents

a net

decrease of

$13.2 million

from $110.7
million

as

of

December

31,

2021.

The

net

decrease

was

primarily

related

to

a

$12.1

million

decrease

in

nonaccrual

residential
mortgage

loans,

mostly

driven

by

loans

restored

to

accrual

status

and

collections,

including

the

payoff

of

an

individual

loan

of
approximately $1.3 million

during the first nine months

of 2022. In addition, nonaccrual

commercial and construction loans decreased
by $3.4

million. These

variances were

partially offset

by a

$2.3 million

increase in

nonaccrual consumer

loans, mostly

related to

the
continued trend of growth in the auto loan and finance leases portfolios.
The following table shows non-performing assets by geographic segment as of the indicated dates:
September 30, December 31,
(In thousands)
2022 2021
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage $ 30,988 $ 39,256
Commercial mortgage 15,269 15,503
Commercial and Industrial 13,564 14,708
Construction 854 1,198
Consumer and finance leases 12,510 10,177
Total nonaccrual loans held for investment 73,185 80,842
OREO 34,626 36,750
Other repossessed property 4,789 3,456
Other assets 2,193 2,850
Total non-performing assets $ 114,793 $ 123,898
Past due loans 90 days and still accruing $ 80,249 $ 114,001
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage $ 6,530 $ 8,719
Commercial mortgage 8,472 9,834
Commercial and Industrial 1,313 1,476
Construction 1,383 1,466
Consumer 143 144
Total nonaccrual loans held for investment 17,841 21,639
OREO 4,025 3,450
Other repossessed property 98 187
Total non-performing assets $ 21,964 $ 25,276
Past due loans 90 days and still accruing $ 1,541 $ 1,265
United States:
Nonaccrual loans held for investment:
Residential mortgage $ 5,518 $ 7,152
Commercial and Industrial 838 951
Consumer 134 133

Total nonaccrual loans held for investment
6,490 8,236
OREO 31 648
Other repossessed property 49 44
Total non-performing assets $ 6,570 $ 8,928
Past due loans 90 days and still accruing $ - $ 182

Nonaccrual commercial mortgage loans decreased by

$1.5 million to $23.8 million as of September 30, 2022,

from $25.3 million as
of December 31,

2021. The decrease was

primarily associated to

collections, loans transferred

to OREO, and loans

restored to accrual
status

during

the

first

nine

months

of

2022,

partially

offset

by

the

migration

to

nonaccrual

status

of

a

$2.9

million

commercial
mortgage loan related to the health care industry in the Puerto Rico region.

Nonaccrual

commercial

and

industrial

loans

decreased

by

$1.4

million

to

$15.7

million

as

of

September

30,

2022,

from

$17.1
million as

of December

31, 2021.

The decrease

was primarily

associated with

collections and

loans restored

to accrual

status during
the

first

nine

months

of

2022,

partially

offset

by

inflows,

including

a

$1.1

million

commercial

and

industrial

loan

related

to

the
entertainment industry in the Puerto Rico region.

Nonaccrual

construction

loans

decreased

by

$0.5

million

to

$2.2

million

as

of

September

30,

2022

from

$2.7

million

as

of
December 31, 2021.

The

following

tables

present

the

activity

of

commercial

and

construction

nonaccrual

loans

held

for

investment

for

the

indicated
periods:
Commercial
Mortgage
Commercial &
Industrial Construction Total
(In thousands)
Quarter Ended September 30, 2022
Beginning balance

$ 24,753 $ 17,079 $ 2,375 $ 44,207
Plus:
Additions to nonaccrual
- 179 2 181
Less:
Loans returned to accrual status

(189) (75) - (264)
Nonaccrual loans transferred to OREO
- - (50) (50)
Nonaccrual loans charge-offs
(2) (8) (58) (68)
Loan collections
(821) (1,460) (32) (2,313)
Ending balance

$ 23,741 $ 15,715 $ 2,237 $ 41,693
Commercial
Mortgage
Commercial &
Industrial Construction Total
(In thousands)
Nine-month period ended September 30, 2022
Beginning balance

$ 25,337 $ 17,135 $ 2,664 $ 45,136
Plus:
Additions to nonaccrual
2,934 2,337 20 5,291
Less:
Loans returned to accrual status
(547) (539) (48) (1,134)
Nonaccrual loans transferred to OREO
(549) (273) (130) (952)
Nonaccrual loans charge-offs
(41) (335) (114) (490)
Loan collections
(2,991) (3,012) (155) (6,158)
Reclassification
(402) 402 - -
Ending balance

$ 23,741 $ 15,715 $ 2,237 $ 41,693

Commercial
Mortgage
Commercial &
Industrial Construction Total
(In thousands)
Quarter Ended September 30, 2021
Beginning balance

$ 27,242 $ 18,835 $ 6,175 $ 52,252
Plus:
Additions to nonaccrual
347 1,228 22 1,597
Less:
Loans returned to accrual status
(187) (4) - (191)
Nonaccrual loans transferred to OREO
- (125) - (125)
Nonaccrual loans charge-offs
(375) (136) (7) (518)
Loan collections and others
(264) (1,721) (89) (2,074)
Reclassification
49 913 - 962
Nonaccrual loans sold
- - (8) (8)
Ending balance

$ 26,812 $ 18,990 $ 6,093 $ 51,895
Commercial
Mortgage
Commercial &
Industrial Construction Total
(In thousands)
Nine-month period ended September 30, 2021
Beginning balance

$ 29,611 $ 20,881 $ 12,971 $ 63,463
Plus:
Additions to nonaccrual
4,401 3,603 23 8,027
Less:
Loans returned to accrual status
(2,090) (282) (173) (2,545)
Nonaccrual loans transferred to OREO
(1,011) (1,127) (135) (2,273)
Nonaccrual loans charge-offs
(1,249) (280) (52) (1,581)
Loan collections
(2,483) (5,134) (6,533) (14,150)
Reclassification
(367) 1,329 - 962
Nonaccrual

loans sold
- - (8) (8)
Ending balance

$ 26,812 $ 18,990 $ 6,093 $ 51,895

Nonaccrual

residential mortgage

loans decreased

by $12.1

million to

$43.0 million

as of

September 30,

2022, compared

to $55.1
million as of December 31, 2021.

The decrease was primarily related to

loans restored to accrual status of $12.4

million, collections of
$10.3 million,

including the

payoff of

an individual

loan of approximately

$1.3 million,

foreclosures of

$2.6 million,

and charge-offs
of $1.3 million during the first nine months of 2022, partially offset by inflows.
The following table presents the activity of residential nonaccrual loans held for investment for the indicated periods:
Quarter Ended Nine-Month Period Ended
September 30, September 30,
(In thousands)
2022 2021 2022 2021
Beginning balance

$ 44,588 $ 121,695 $ 55,127 $ 125,367
Plus:
Additions to nonaccrual 4,782 6,303 14,513 29,987
Less:
Loans returned to accrual status (3,630) (2,620) (12,411) (14,127)
Nonaccrual loans transferred to OREO (495) (1,827) (2,617) (6,282)
Nonaccrual loans charge-offs (356) (21,449)
(1)
(1,306) (25,786)
(1)
Loan collections (1,853) (9,036) (10,270) (16,093)
Reclassification - (962) - (962)
Nonaccrual loans sold - (31,515) - (31,515)
Ending balance

$ 43,036 $ 60,589 $ 43,036 $ 60,589
(1)
For the quarter and nine-month period ended September 30, 2021, includes net charge-offs totaling $23.1 million associated with the bulk sale of residential mortgage nonaccrual loans and related servicing advance receivables.

The amount of nonaccrual

consumer loans, including finance

leases, increased by $2.3

million to $12.8 million

as of September 30,
2022,

compared to

$10.5 million

as of

December 31,

2021. The

increase was

associated with

the overall

portfolio growth,

especially
in the auto loans and finance leases portfolio.
As of

September

30, 2022,

approximately

$24.2 million

of the

loans placed

in nonaccrual

status, mainly

commercial

loans, were
current,

or

had

delinquencies

of

less

than

90

days

in

their

interest

payments,

including

$15.1

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

September

30,

2022,

interest

income

of

approximately

$1.0

million

related

to

nonaccrual
loans

with

a

carrying

value

of $32.6

million

as of

September

30,

2022,

mainly

nonaccrual

construction

and

commercial

loans,

was
applied against the related principal balances under the cost-recovery method.

Total loans in early

delinquency (
i.e.
, 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $113.9
million as of September 30, 2022, an increase of $23.6 million, compared to $90.3 million as of December 31, 2021.

The variances by
major portfolio categories were as follows:

●
Consumer loans in early

delinquency increased by $24.5

million to $73.9 million as

of September 30, 2022,

mainly due to an
increase in

auto loans

in early

delinquency,

in part

reflecting disruptions

in regular

payments streams

due to

the passing

of
Hurricane Fiona through Puerto Rico,

●
Residential mortgage loans in early delinquency decreased by $2.4 million to $31.8 million as of September 30, 2022.
●
Commercial and construction

loans in early

delinquency increased by

$1.5 million to

$8.2 million as of

September 30, 2022,
in part due to a

$1.4 million matured

loan that is in the

process of renewal but

for which the Corporation

continues to receive
principal and interest payments from the borrower.
In addition,

the Corporation

provides

homeownership

preservation

assistance to

its customers

through

a loss

mitigation

program.
Depending

upon

the

nature

of

borrowers’

financial

condition,

restructurings

or

loan

modifications

through

this

program,

as

well

as
other restructurings of

individual commercial, commercial

mortgage, construction, and

residential mortgage loans,

fit the definition

of
a

TDR.

A

restructuring

of

a

debt

constitutes

a

TDR

if

the

creditor,

for

economic

or

legal

reasons

related

to

the

debtor’s

financial
difficulties,

grants a

concession to

the debtor

that it

would not

otherwise consider.

Modifications involve

changes in

one or

more of
the

loan

terms

that

bring

a

defaulted

loan

current

and

provide

sustainable

affordability.

Changes

may

include,

among

others,

the
extension of the

maturity of the loan

and modifications of

the loan rate. As

of September 30,

2022, the Corporation’s

total TDR loans
held

for

investment

amounted

to

$387.7

million,

a

decrease

of

$27.0

million

from

$414.7

million

as

of

December

31,

2021.

The
decrease

was

mainly

related

to

payoffs

and

paydowns,

partially

offset

by

inflows

of

$18.6

million

mainly

concentrated

in

the
commercial mortgage and residential mortgage loan portfolios during the first nine months of 2022.
See

Note

3

-

Loans

Held

for

Investment

to

the

Corporation’s

unaudited

consolidated

financial

statements

for

the

quarter

ended
September 30, 2022 for additional information and statistics about the Corporation’s TDR loans.
To

assist

borrowers

affected

by

the

passing

of

Hurricane

Fiona

through

Puerto

Rico

on

September

17,

2022,

the

Corporation
established a

Natural Disaster

Deferral or

Extension Program,

with a

term not

to extend

beyond December

31, 2022,

for residents

of
Puerto Rico that were

directly impacted by the

passing of the hurricane.

This program provides payment

deferral or term extension

on
a one payment

basis, not to

exceed three payments,

to retail borrowers

(
i.e.
, borrowers with

personal loans, auto

loans, finance leases,
credit

cards

and

residential

mortgage

loans)

that

contacted

the

Corporation

by

October

31,

2022,

to

request

the

payment

extension.
Loans will

continue to

accrue interest

during the

deferral or

extension period.

For credit cards,

borrowers who

were 30 days

past due
or

less

as

of

September

16,

2022

are

eligible

for

this

program.

For

residential

mortgage

loans

and

consumer

loans,

borrowers

who
were

60

days

past

due

or

less

as of

September

16,

2022

are eligible

for

this program.

For

both

consumer

and

residential

mortgage
loans subject to the deferral

programs, each borrower

is required to opt in

on a monthly basis to

the program and must

resume making
their

regularly

scheduled

loan

payments

at

the

end

of

the

deferral

period.

For

consumer

loans,

deferred

amounts

will

extend

the
maturity

date by

the number

of

deferred

periods.

For residential

mortgage

loans, deferred

amounts

will be

moved

to the

end

of the
loan term.

Borrowers that

make a

payment during

any given

month are

not eligible

for the

program during

that month.

Furthermore,
for customers

that opted

into the program,

the delinquency

status of

loans subject

to the

deferral or

extension program

will be

frozen
in the status that existed in the month prior to the relief granted.

Loans subject

to the above-described

program are not

considered TDRs since

the deferral or

extension is not

considered more than
insignificant.

Borrowers

were

eligible

for

payment

deferral

or

extension

of

three

payments

only

if

cumulative

payment

extensions
granted during

the last 12

months did not

exceed six payments,

including the

extensions granted through

this program. As

of October
31, 2022, the Corporation has entered into deferral or extension payment agreements on 3,366 retail loans totaling $63.6 million.
The OREO portfolio,

which is part

of non-performing assets,

decreased by $2.1

million to $38.7

million as of

September 30, 2022,
compared

to

$40.8

million

as

of

December

31,

2021.

The

following

tables

show

the

composition

of

the

OREO

portfolio

as

of
September 30,

2022 and December

31, 2021, as

well as the

activity of

the OREO portfolio

by geographic

area during the

nine-month
period ended September 30, 2022.

OREO Composition by Region

(In thousands) As of September 30, 2022
Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 28,971 $ 1,034 $ 31 $ 30,036
Commercial 3,223 2,810 - 6,033
Construction 2,432 181 - 2,613
$ 34,626 $ 4,025 $ 31 $ 38,682
(In thousands) As of December 31, 2021
Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 28,396 $ 489 $ 648 $ 29,533
Commercial 4,521 2,810 - 7,331
Construction 3,833 151 - 3,984
$ 36,750 $ 3,450 $ 648 $ 40,848
OREO Activity by Region
(In thousands) Nine-Month Period Ended September 30, 2022
Puerto Rico Virgin Islands Florida Consolidated
Beginning Balance $ 36,750 $ 3,450 $ 648 $ 40,848
Additions 12,842 780 31 13,653
Sales (13,520) (311) (648) (14,479)
Write-downs and other adjustments (1,446) 106 - (1,340)
Ending Balance $ 34,626 $ 4,025 $ 31 $ 38,682

Net Charge-offs and Total

Credit Losses
Net charge

-offs totaled

$8.6 million

for the

third quarter

of 2022,

or 0.31%

of average

loans on

an annualized

basis, compared

to
$27.9 million, or

an annualized 0.99%

of average loans

for the third

quarter of 2021.

For the nine-month

period ended September

30,
2022,

net

charge-offs

totaled

$21.1

million,

or

0.25%

of

average

loans

on

an

annualized

basis,

compared

to

$48.0

million,

or

an
annualized 0.56%

of average

loans for

the same

period in

2021. The

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
Residential

mortgage

loans

net

charge-offs

in

the

third

quarter

of

2022

were

$0.9

million,

or

an

annualized

0.13%

of

average
residential

loans,

compared

to $23.5

million,

or an

annualized

2.94%

of average

residential

mortgage

loans, for

the third

quarter of
2021.

Residential

mortgage

loans

net

charge-offs

in

the

first

nine

months

of

2022

were

$2.8

million,

or

an

annualized

0.13%

of
average

residential

mortgage

loans,

compared

to

$27.5

million,

or

an

annualized

1.10%

of

related

average

loans,

for

the

first

nine
months of

2021. Excluding

the effect

of net

charge-offs

related to

the bulk

sale of

nonaccrual residential

mortgage loans,

residential
mortgage loans net

charge-offs in the

third quarter of 2021 were

$0.4 million, or an

annualized 0.05% of average

residential mortgage
loans,

and

in

the

first

nine

months

of

2021

were

$4.5

million,

or

an

annualized

0.18%

of

average

residential

mortgage

loans.
Approximately $0.3 million

in net charge-offs

for the third quarter

of 2022 and $1.2

million for the

first nine months

of 2022 resulted
from valuations

of collateral

dependent residential

mortgage loans

given high

delinquency levels,

compared to

$0.4 million

and $4.8
million for the comparable

periods in 2021,

respectively. Net

charge-offs on

residential mortgage loans

also included $0.6 million

and
$2.4 million related

to foreclosures recorded

in the third quarter

and first nine

months of 2022,

respectively,

compared to $1.2

million
and $2.0 million recorded for the comparable periods in 2021, respectively.

Commercial

mortgage

loans

net

recoveries

in

the

third

quarter

of

2022

were

$0.1

million,

or

an

annualized

0.01%

of

average
commercial

mortgage

loans,

compared

to

net

charge-offs

of

$0.4

million,

or

an

annualized

0.07%

of

related

average

loans,

for

the
third

quarter

of

2021.

For

the

nine-month

period

ended

September

30,

2022,

commercial

mortgage

loans

net

recoveries

were

$1.3
million, or an annualized

0.08% of average commercial

mortgage loans, compared to

net charge-offs of

$1.2 million, or an annualized
0.07% of

related average

loans, for

the same

period in

2021. Commercial

mortgage loans

net recoveries

for the

first nine

months of
2022

included recoveries totaling $1.2 million associated with two commercial mortgage relationships.
Commercial and

industrial loans

net recoveries

in the

third quarter

of 2022

were $0.5

million, or

an annualized

0.07%

of average
commercial

and industrial

loans, compared

to $0.3

million, or

an annualized

0.04% of

related average

loans, for

the same

period in
2021.

Commercial and

industrial loans

net recoveries

in the

first nine

months of

2022 were

$1.8 million,

or an

annualized 0.08%

of
average commercial and

industrial loans, compared

to $5.6

million, or an

annualized 0.24% of

related average loans

,

for the first nine
months of 2021.

The net recoveries in

the first nine

months of 2021

included a $5.2

million recovery in

connection with the

paydown
of a nonaccrual commercial and industrial loan participation in the Puerto Rico region.

Construction loans

net charge-offs

in the third

quarter of

2022 were $20

thousand, or an

annualized 0.07%

of average construction
loans,

compared

to

net

recoveries

of

$35

thousand,

or

an

annualized

0.08%

of

related

average

loans,

for

the

same

period

in

2021.

Construction loans net

recoveries in the first

nine months of 2022

were $15 thousand, or

an annualized 0.02% of

average construction
loans, compared to $64 thousand, or an annualized 0.05% of related average loans, for the first nine months of 2021.

Net

charge-offs

of

consumer

loans

and

finance

leases in

the

third

quarter

of 2022

were $8.3

million,

or

an annualized

1.05%

of
related

average loans,

compared to

$4.4 million,

or an

annualized 0.64%

of related

average loans,

in the

third quarter

of 2021.

Net
charge-offs

of

consumer

loans

and

finance

leases

in

the

first

nine

months

of

2022

were

$21.4

million,

or

an

annualized

0.94%

of
related average

loans, compared

to $25.0

million, or

an annualized

1.24% of

related average

loans, in

the first

nine months

of 2021.
The increas

e

for

the third

quarter of

2022

was primarily

reflected in

the auto

loans portfolio,

when

compared to

the same

period

in
2021, and

the decrease

for the nine

-month period

ended September

30, 2022

was reflected in

the auto and

credit card

loan portfolios,
when compared to the same period in 2021.

The following table presents annualized net charge-offs

(or recoveries) to average loans held-in-portfolio for the indicated
periods:
Quarter Ended

Nine-Month Period Ended
September 30, 2022 September 30, 2021 September 30, 2022 September 30, 2021
Residential mortgage
(1)
0.13% 2.94%
(1)
0.13% 1.10%
(1)
Commercial mortgage (0.01) % 0.07% (0.08) % 0.07%
Commercial and industrial (0.07) % (0.04) % (0.08) % (0.24) %
Construction 0.07% (0.08) % (0.02) % (0.05) %
Consumer and finance leases 1.05% 0.64% 0.94% 1.24%
Total loans
(1)
0.31% 0.99%
(1)
0.25% 0.56%
(1)
(1)
For the quarter and nine-month period ended

September 30, 2021, includes net charge-offs totaling

$23.1 million associated with the bulk sale

of residential mortgage
nonaccrual loans and related servicing advance

receivables. Excluding net charge-offs associated

with the bulk sale, residential mortgage and

total net charge offs to
related average loans for the third quarter

of 2021 was 0.05% and 0.17%, respectively, and for the first nine months of 2021 was 0.18% and 0.29%,

respectively.

The following table presents the ratio of annualized net charge-offs

(or recoveries) to average loans held in various portfolios
by geographic segment for the indicated periods:
Quarter Ended Nine-Month Period Ended
September 30, September 30, September 30, September 30,
2022 2021 2022 2021
PUERTO RICO:
Residential mortgage
(1)
0.15% 3.71%
(1)
0.16% 1.39%
(1)
Commercial mortgage
- % 0.10% (0.05) % 0.10%
Commercial and Industrial

(0.11) % (0.07) % (0.13) % (0.40) %
Construction

0.53% (0.20) % 0.09% (0.06) %
Consumer and finance leases

1.04% 0.64% 0.94% 1.23%

T
ot
al
lo
an
s
Total loans
(1)
0.38% 1.27%
(1)
0.32% 0.69%
(1)
VIRGIN ISLANDS:
Residential mortgage

0.30% - % 0.19% (0.16) %
Commercial mortgage

(0.22) % (0.22) % (0.22) % (0.24) %
Commercial and Industrial
- % - % - % - %
Construction
- % - % - % - %
Consumer and finance leases
1.67% 0.70% 1.35% 1.38%

T
ot
al
lo
an
s
(5)
Total loans

0.36% 0.05% 0.24% 0.06%
FLORIDA:
Residential mortgage
(0.05) % (0.08) % (0.03) % 0.01%
Commercial mortgage
- % - % (0.14) % (0.01) %
Commercial and Industrial
- % - % - % 0.06%
Construction

(0.04) % (0.03) % (0.06) % (0.04) %
Consumer and finance leases

0.47% (0.15) % (0.16) % 2.76%
Total loans

(0.01) % (0.02) % (0.05) % 0.06%
(1)
For the quarter and nine-month period ended

September 30, 2021, includes net charge-offs totaling

$23.1 million associated with the bulk sale

of residential mortgage
nonaccrual loans and related servicing advance

receivables. Excluding net charge-offs associated

with the bulk sale, residential mortgage and

total net charge offs to
related average loans for the third quarter

of 2021 was 0.08% and 0.22%, respectively, and for the first nine months of 2021 was 0.23% and 0.35%,

respectively.
The above ratios are

based on annualized charge

-offs and are not

necessarily indicative of the

results expected for the

entire year or
in subsequent periods.

Total

net charge-offs

plus losses on OREO

operations for the

first nine months

of 2022 amounted

to $17.9 million, or

a loss rate of
0.21% on an

annualized basis to average

loans and repossessed assets,

compared to losses

of $47.5 million,

or a loss rate

of 0.55% on
an annualized basis, for the same period in 2021.

The following table presents information about the OREO inventory and credit losses for the indicated periods:
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2022 2021 2022 2021
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential $ 30,036 $ 29,707 $ 30,036 $ 29,707
Commercial 6,033 9,695 6,033 9,695
Construction 2,613 4,396 2,613 4,396
Total $ 38,682 $ 43,798 $ 38,682 $ 43,798
OREO activity (number of properties):
Beginning property inventory

431 471 418 513
Properties acquired 30 56 139 130
Properties disposed (49) (80) (145) (196)
Ending property inventory 412 447 412 447
Average holding period (in days)
Residential 656 600 656 600
Commercial 2,420 2,035 2,420 2,035
Construction 2,192 1,874 2,192 1,874
Total average holding period (in days) 1,035 1,046 1,035 1,046
OREO operations gain (loss):
Market adjustments and gains (losses) on sales:
Residential $ 1,159 $ 1,741 $ 4,139 $ 2,552
Commercial 408 1,078 329 (1,068)
Construction (7) 157 107 422
Total gains on sales 1,560 2,976 4,575 1,906
Other OREO operations expenses (496) (688) (1,306) (1,377)
Net Gain on OREO operations $ 1,064 $ 2,288 $ 3,269 $ 529
(CHARGE-OFFS) RECOVERIES
Residential charge-offs, net
(1)
(907) (23,450) (2,845) (27,529)
Commercial recoveries (charge-offs), net 540 (59) 3,029 4,434
Construction (charge-offs) recoveries, net (20) 35 15 64
Consumer and finance leases charge-offs, net (8,258) (4,390) (21,398) (25,017)
Total charge-offs,

net
(8,645) (27,864) (21,199) (48,048)
TOTAL CREDIT LOSSES
(2)
$ (7,581) $ (25,576) $ (17,930) $ (47,519)
LOSS RATIO PER CATEGORY
(3)
:
Residential (0.03)
%
2.69
%
(0.06)
%
0.99
%
Commercial (0.07)
%
(0.08)
%
(0.09)
%
(0.08)
%
Construction 0.09
%
(0.43)
%
(0.13)
%
(0.34)
%
Consumer 1.04
%
0.64
%
0.94
%
1.24
%
TOTAL CREDIT LOSS RATIO
(4)
0.27% 0.91
%
0.21
%
0.55
%
(1)

For the quarter and nine-month period ended September 30,

2021, includes net charge-offs totaling $23.1 million associated with the bulk sale of residential
nonaccrual loans and related servicing advance receivables.
(2)

Equal to net gain on OREO operations plus charge-offs, net.
(3)
Calculated as net charge-offs plus market adjustments, and gains (losses) on sales of OREO divided by average loans and repossessed assets.
(4)
Calculated as net charge-offs plus net gain on OREO operations divided by average loans and repossessed assets.

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

$11.3 billion

as of September

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
Economic Indicators
During September

2022, the

Puerto Rico

Planning Board

(“PRPB”) published

the tables

for the

2021 Statistical

Appendix

of the
Economic Report

to the

Governor,

which include

a preliminary

estimate of

Puerto Rico’s

Gross National

Product (“GNP”)

for fiscal
year 2021,

as well

as revised

estimates for

prior fiscal

years. According

to the

PRPB, Puerto

Rico’s

real GNP

expanded by

1.0% in
fiscal year

2021, significantly

above the

PRPB’s

original baseline

projection of

a 2.0%

contraction. According

to the

data, real

GNP
growth

was

primarily

driven

by

a

sharp

increase

in

personal

consumption

expenditures

reflecting

the

relaxation

of

COVID-related
restrictions, as well as

the impact of

the substantial relief funding

deployed over the

period. To

a lesser extent, growth

in FY2021 was
also

driven

by

a

higher

level

of

investments

in

machinery,

equipment,

and

construction.

These

favorable

variances

were

partially
offset

by an

increase in

imports, a

reduction in

exports, and

a negative

change in

the level

of inventories.

For prior

fiscal years,

the
PRPB revised

its previously

published

estimates as

follows: from

-4.4% to

-4.2% for

FY2018, from

1.8% to

2.1% for

FY2019,

and
essentially unchanged for FY2020.

There

are

other

indicators

that

gauge

economic

activity

and

are

published

with

greater

frequency,

for

example,

the

Economic
Development

Bank

for

Puerto

Rico’s

Economic

Activity

Index

(“EDB-EAI”).

Although

not

a

direct

measure

of

Puerto

Rico’s

real
GNP,

the EDB-EAI

is a coincident

index for economic

activity that is

highly correlated

to Puerto Rico’s

real GNP.

For August 2022,
the

EDB-EAI

registered

a

1.5%

improvement

when

compared

to

August

2021,

marking

the

eighteenth

consecutive

month

of

year-
over-year

increases.

Similarly,

over

the

twelve-month

period

ended

August

31,

2022,

the

average

reading

for

the

index

was

3.7%
higher than the comparable figure a year earlier.
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

high-priority

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

(e.g., incremental

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

Debt Restructuring
After more than

four years since

the Commonwealth

entered Title

III, on January

18, 2022, the

U.S. District Court

for the District
of Puerto

Rico (the

“Court”) issued

an order

to confirm

the Plan

of Adjustment

to restructure

approximately $35

billion of

debt and
other claims

against the

Commonwealth of

Puerto Rico,

the PBA,

and the

ERS; and

more than

$50 billion

of pension

liabilities. The
Plan of Adjustment became effective

on March 15, 2022, as the Government

of Puerto Rico completed the exchange

of more than $33
billion

of

existing

bonds

and

other

claims

into

approximately

$7

billion

of

new

bonds.

As

a

result,

annual

debt

service

for

the
Commonwealth

is

anticipated

to

decrease

from

a

maximum

of

$3.9

billion

prior

to

the

restructuring

to

$1.15

billion

each

year.

In
addition,

the

Commonwealth

made

more

than

$10

billion

in

cash

payments

to

various

creditor

groups,

as

well

as

implemented

the
Pension Reserve

Trust

provisions created

in the

Plan of

Adjustment. The

Pension Reserve

Trust

is projected

to be

funded with

more
than $10 billion in contributions

over the next 10 years, and up

to $1.4 billion this year alone.

Confirmation and implementation of the
Plan

of

Adjustment

marks

a

major

milestone

in

the

overall

debt

restructuring

process

and

creates

a

foundation

for

Puerto

Rico’s
recovery and economic growth.
On October 12, 2022,

the Court issued an order

to confirm the Puerto Rico

Highway and Transportation

Authority’s (“HTA”)

plan
of

adjustment

to

restructure

approximately

$6.4

billion

in

claims.

According

to

the

PROMESA

oversight

board,

the

plan

reduces
HTA’s

$6.4 billion in claims by

more than 80% and saves Puerto

Rico more than $3 billion in debt

service payments. Confirmation of
the

HTA’s

plan

of

adjustment marks

another

significant

milestone

for

Puerto

Rico

to end

its bankruptcy

process under

PROMESA
and

enables

HTA

to

make

the

necessary

investments

to

improve

and

maintain

Puerto

Rico’s

roads

and

other

transportation
infrastructure.
On September 29, 2022, Judge Laura Taylor

Swain issued an order establishing the schedule to

continue negotiations and litigation
related to PREPA’s

Title III

case. Pursuant to

such order,

Judge Taylor

Swain directed

the PROMESA oversight

board to designate

a
lead

negotiator

to

facilitate

the

mediation

team

and

other

parties’

interaction

with

the

PROMESA

oversight

board.

Also,

the

order
directed

the

PROMESA

oversight

board

to

file,

by

December

1,

2022,

a

proposed

plan

of

adjustment

that

it

believes

could

be
confirmable,

considering

the

litigation

risk

and

economic

issues

that

are

in

dispute.

The

plan

may,

but

is

not

required

to,

include
alternative provisions addressing proposed

resolutions contingent on different outcomes

of the disputed issues. According to

the order,
the plan must be

accompanied by a disclosure

statement and proposed

confirmation schedule contemplating

a June 2023 confirmation
hearing.
Other Developments
On September

17, 2022,

Hurricane Fiona

made landfall

on the

southwestern part

of Puerto

Rico with

winds exceeding

100 miles
per

hour in

some

areas and

leaving historic

amounts

of rain,

causing

a complete

power outage

in Puerto

Rico,

which in

turn led

to
water service

interruptions for

over 778,000

residents in

the Island.

Following the

passage of

the hurricane,

President Biden

granted
the Governor’s

request for

a declaration of

a major disaster

for all 78

municipalities in

Puerto Rico, and

as a result,

all municipalities
have

access

to

FEMA’s

Public

Assistance

Programs

for

response

and

reconstruction

projects.

In

addition,

the

local government,

in
collaboration

with

the

PROMESA

oversight

board,

has

enacted

numerous

emergency

response

measures

to

provide

immediate
funding

and assistance

to municipalities

and

governmental

agencies.

As of

October

14, 2022,

99% of

both

Puerto Rico’s

water and
electric services had been restored.
Notable

progress

continues

to

be

made

as

part

of

the

ongoing

efforts

of

prioritizing

the

restoration,

improvement,

and
modernization

of

Puerto

Rico’s

infrastructure.

According

to

the

Central

Office

for

Recovery,

Reconstruction,

and

Resiliency
(“COR3”),

progress

is

evidenced

by

the

significant

increase

in

permanent

work

projects

that

have

already

started

executing

the
reconstruction

efforts

with

FEMA

obligated

funding.

As

of

June

30,

2022,

there

were

a

total

of

5,613

permanent

work

projects
reported,

more than

twice the

comparable

amount reported

as of

December 31,

2021, of

2,650 projects.

Furthermore, on

October 5,
2022, COR3

announced that

during the

first nine

months of

2022, the

Government had

already reached

its goal

for the entire

year of
disbursing approximately $1

billion in advances and

reimbursements for projects

led by municipalities,

government dependencies

and
non-profit organizations,

through FEMA’s

Public Assistance

program. Such

progress has

been mainly

driven by

the implementation
of the

Working

Capital Advance

(“WCA”) program

during June

2022.

The WCA

program,

which

was originally

made available

to
municipalities

and

more

recently

extended

to

PREPA,

PRASA

and

other

government

agencies,

advances

25%

of

the

total

cost

of
obligated projects

that have

not commenced

due to lack

of funding. According

to COR3, the

extension of

the WCA program

to these
additional entities is expected to accelerate the pace of disbursements going forward.

Exposure to Puerto Rico Government
As of September

30, 2022, the Corporation

had $327.2 million

of direct exposure

to the Puerto Rico

government, its municipalities
and

public

corporations,

compared

to

$360.1

million

as

of

December

31,

2021.

As

of

September

30,

2022,

approximately

$170.4
million of the

exposure consisted of loans

and obligations of municipalities

in Puerto Rico that

are supported by assigned

property tax
revenues

and

for

which,

in

most

cases,

the

good

faith,

credit

and

unlimited

taxing

power

of

the

applicable

municipality

have

been
pledged

to

their

repayment,

and

$113.9

million

of

loans

and

obligations

which

are

supported

by

one

or

more

specific

sources

of
municipal

revenues.

Approximately

71%

of

the

Corporation’s

exposure

to

Puerto

Rico

municipalities

consisted

primarily

of

senior
priority

obligations

concentrated

in four

of the

largest

municipalities in

Puerto

Rico. The

municipalities

are required

by law

to levy
special property

taxes in

such amounts

as are

required for

the payment

of all

of their

respective general

obligation bonds

and notes.
Furthermore,

municipalities

are

also

likely

to be

affected

by the

negative

economic

and other

effects

resulting

from

the COVID-19
pandemic, as well

as expense, revenue,

or cash management

measures taken to

address the Puerto

Rico government’s

fiscal problems
and measures included in fiscal plans of other government

entities. In addition to municipalities, the total direct exposure also included
$11.5

million

in

loans

to

an

affiliate

of

PREPA,

$28.0

million

in

loans

to

an

agency

of

the

Puerto

Rico

central

government,

and
obligations of the

Puerto Rico government, specifically

a residential pass-through

MBS issued by

the PRHFA,

at an amortized

cost of
$3.4 million as part of its available-for-sale debt securities portfolio (fair value of

$2.2 million as of September 30, 2022).
The

following

table

details

the

Corporation’s

total

direct

exposure

to

Puerto

Rico

government

obligations

according

to

their
maturities:
As of September 30, 2022
Investment

Portfolio Total
(Amortized cost) Loans Exposure
(In thousands)
Puerto Rico Housing Finance Authority:
After 10 years $ 3,365 $ - $ 3,365
Total

Puerto Rico Housing Finance Authority
3,365 - 3,365
Puerto Rico public corporation:
After 5 to 10 years - 28,027 28,027
Total Puerto Rico public

corporation
- 28,027 28,027

Affiliate of the Puerto Rico Electric Power Authority:
Due within one year - 11,516 11,516
Total Puerto Rico government

affiliate
- 11,516 11,516
Total

Puerto Rico public corporations and government affiliate
- 39,543 39,543
Municipalities:
Due within one year 1,200 19,151 20,351
After 1 to 5 years 42,426 55,897 98,323
After 5 to 10 years 55,737 43,810 99,547
After 10 years 66,023 - 66,023
Total

Municipalities
165,386 118,858 284,244
Total

Direct Government Exposure
$ 168,751 $ 158,401 $ 327,152

In

addition,

as

of

September

30,

2022,

the

Corporation

had

$86.7

million

in

exposure

to

residential

mortgage

loans

that

are
guaranteed by

the PRHFA,

a governmental instrumentality

that has been

designated as a

covered entity under

PROMESA (December
31,

2021

–

$92.8

million).

Residential

mortgage

loans

guaranteed

by

the

PRHFA

are

secured

by

the

underlying

properties

and

the
guarantees serve

to cover shortfalls

in collateral in

the event of

a borrower default.

The Puerto Rico

government guarantees up

to $75
million

of

the

principal

for

all

loans

under

the

mortgage

loan

insurance

program.

According

to

the

most

recently

released

audited
financial

statements

of

the

PRHFA,

as

of

June

30,

2020,

the

PRHFA’s

mortgage

loans

insurance

program

covered

loans

in

an
aggregate

amount

of

approximately

$553

million.

The

regulations

adopted

by

the

PRHFA,

requires

the

establishment

of

adequate
reserves to

guarantee

the solvency

of the

mortgage loans

insurance program.

As of

June 30,

2020, the

most recent

date as

of which
information is available, the PRHFA

had a liability of approximately $6.1 million as an estimate of the losses inherent in the portfolio.
As of September

30, 2022, the Corporation

had $2.5 billion

of public sector

deposits in Puerto

Rico, compared to

$2.7 billion as

of
December

31,

2021.

Approximately

25%

of

the

public

sector

deposits

as

of

September

30,

2022

was

from

municipalities

and
municipal agencies

in Puerto

Rico and

75% was

from the

public corporation,

the Puerto

Rico central

government

and agencies,

and
U.S. federal government agencies in Puerto Rico.
Exposure to USVI Government
The Corporation has operations in the USVI and has credit exposure to USVI government entities.
For

many

years,

the

USVI

has

been

experiencing

a

number

of

fiscal

and

economic

challenges

that

have

deteriorated

the

overall
financial and economic

conditions in the area.

Between 2008 and

2017, the USVI real

GDP contracted at a

compound annual rate

of -
4.2%.

On

March

4,

2022,

the

United

States

Bureau

of

Economic

Analysis

(the

“BEA”)

released

its

estimates

of

GDP

for

2020.
According

to

the

BEA,

the

USVI’s

real

GDP

decreased

2.2%.

Also,

the

BEA

revised

its

previously

published

real

GDP

growth
estimate

for

2019

from

2.2%

to

2.8%.

According

to

the

BEA,

the

decline

in

real

GDP

for

2020

reflected

decreases

in

exports

of
services, private fixed investment,

personal consumption expenditures,

and government spending

primarily as a result of

the effects of
the COVID-19

pandemic. Exports

of services, which

consists primarily

of spending

by visitors, decreased

43.5%, while

private fixed
investment decreased

27.7%. These decreases

were partly offset

by an increase

in private inventory

investment, reflecting

an increase
in

crude

oil

and

other

petroleum

products

imported

and

store

in

the

islands.

In

addition,

imports

declined

by

10.6%

as

a

result

of
reductions

in

imports

of

goods

including

consumer

goods

and

equipment,

and

in

import

of

services.

According

to

the

BEA,
expenditures funded

by the

various federal

grants and

transfer payments

are reflected

in the

GDP estimates;

however,

the full

effects
of the

pandemic cannot

be quantified

in the

GDP statistics

for the

USVI because

the impacts

are generally

embedded in

source data
and cannot be separately identified.

PROMESA

does

not

apply

to the

USVI

and,

as such,

there

is currently

no federal

legislation

permitting

the restructuring

of

the
debts of

the USVI

and

its public

corporations

and instrumentalities.

To

the extent

that the

fiscal condition

of the

USVI government
continues to

deteriorate, the

U.S. Congress

or the government

of the

USVI may enact

legislation allowing

for the restructuring

of the
financial

obligations

of

the

USVI

government

entities

or

imposing

a

stay

on

creditor

remedies,

including

by

making

PROMESA
applicable to the USVI.

As of September 30, 2022, the Corporation had $37.6

million in loans to USVI public corporations, compared to $39.2 million as of
December 31, 2021. As of September 30, 2022, all loans were currently performing and up to date on principal and interest payments.
Impact of Inflation and Changing Prices
The

financial

statements

and

related

data

presented

herein

have

been

prepared

in

conformity

with

GAAP,

which

requires

the
measurement

of the

financial position

and operating

results in

terms of

historical dollars

without considering

changes in

the relative
purchasing power of money over time due to inflation.
Regulatory Developments in Response to Climate Change
Federal

and

state governments

and

government

agencies have

demonstrated

increased attention

to the

impacts and

potential risks
associated

with

climate

change.

For

example,

federal

banking

regulators

are

reviewing

the

implications

of

climate

change

on

the
financial

stability

of

the

United

States

and

the

identification

and

management

by

large

banks

of

climate-related

financial

risks.

In
addition,

the SEC

has proposed

rules that

would

require public

companies

to disclose

certain

climate-related

information,

including
greenhouse

gas

emissions,

climate-related

targets

and

goals,

and

governance

of

climate-related

risks

and

relevant

risk

management
processes.

The

approaches

taken

by

various

governments

and

government

agencies

can

vary

significantly,

evolve

over

time,

and
sometimes conflict. Any current

or future rules, regulations, and

guidance related to climate change

and its impacts could require

us to
change certain of our business

practices, reduce our revenue and

earnings, impose additional costs on

us, or otherwise adversely

affect
our business operations and/or competitive position.

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

-interest expenses

to exclude

items that

management

identifies as

Special Items

because management

believes they
are not

reflective of

core operating

performance, are

not expected

to reoccur with

any regularity or

may reoccur

at uncertain
times and in uncertain

amounts.

See “Special Items” above

for non-GAAP financial measures

for the quarter and

nine-month
period ended September 30, 2021 that reflect the described items that were excluded for one of those reasons.

ITEM 3. QUANTITATIVE

AND QUALITATIVE DISCLOSURES

ABOUT MARKET

RISK

For

information

regarding

market

risk

to

which

the

Corporation

is

exposed,

see

the

information

contained

in

Part

I,

Item

2.
“Management’s

Discussion

and

Analysis

of

Financial

Condition

and

Results of

Operations

— Risk

Management”

in

this Quarterly
Report on Form 10-Q.
ITEM 4.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
First

BanCorp.’s

management,

including

its

Chief

Executive

Officer

and

Chief

Financial

Officer,

evaluated

the

effectiveness

of
First

BanCorp.’s

disclosure

controls

and

procedures

(as

defined

in

Rules

13a-15(e)

and

15d-15(e)

under

the

Exchange

Act)

as

of
September 30, 2022.

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

and 15d-
15(f)

under

the

Exchange

Act)

during

our

most

recent

quarter

ended

September

30,

2022

that

have

materially

affected,

or

are
reasonably likely to materially affect, the Corporation’s

internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1.

LEGAL PROCEEDINGS
For a discussion of legal proceedings,

see Note 22 – Regulatory Matters,

Commitments

and Contingencies,

to the Corporation’s unaudited
consolidated

financial

statements

for the

quarter

ended September 30, 2022, which is incorporated by reference in this Item 1.
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

ended September

30, 2022.
Issuer Purchases

of Equity

Securities
The following table provides information in relation to

the Corporation’s purchases of shares of

its common stock during the

quarter
ended September 30, 2022:
Period
Total Number of Shares
Purchased

Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar Value
of Shares That May Yet

be
Purchased Under These
Plans or Programs (In
thousands) (1)
July 1, 2022 - July 31, 2022 3,636,269 $ 13.75
3,636,269
$ 200,000
August 1, 2022 - August 31, 2022 290,000 14.68
290,000
195,743
September 1, 2022 - September 30, 2022 1,459,588 14.22
1,458,869
175,000
Total 5,385,857 (2)(3) 5,385,138
(1)
As of

September 30,

2022, the

Corporation was

authorized to

purchase up

to $350

million of

the Corporation’s

common stock

under the

stock repurchase

program, that

was publicly
announced

on

April

27,

2022,

of

which

$175.0

million

had

been

utilized.

The

remaining

$175.0

million

in

the

table

represents

the

remaining

amount

authorized

under

the

stock
repurchase program as of September 30, 2022.

The stock repurchase program does not obligate the

Corporation to acquire any specific number of

shares and may be modified, suspended,
or terminated at

any time at

the Corporation's

discretion. Under

the stock repurchase

program, shares

may be repurchased

through open

market purchases,

accelerated share

repurchases
and/or privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
(2)
Includes 5,385,138

shares of common stock repurchased in the open market at an

average price of $13.93 for a total purchase price of approximately

$75.0 million.
(3)
Includes 719 shares of common

stock withheld by the Corporation to

cover minimum tax withholding obligations

upon the vesting of restricted stock.

The Corporation intends to continue
to satisfy statutory tax withholding obligations in connection with the vesting of outstanding restricted stock and performance units through the withholding of shares.

ITEM 6.

EXHIBITS

See the

Exhibit Index

below, which

is incorporated

by reference

herein:
Exhibit Index
10.1
18
Revised Non-Management and Non-Employee Directors of the Board of Directors Compensation Structure
Preferability letter from Crowe, LLP regarding a change in accounting method dated November 8, 2022
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

8, 2022
By:

/s/ Aurelio

Alemán

Aurelio Alemán

President

and Chief

Executive

Officer
Date: November

8, 2022
By:

/s/ Orlando

Berges

Orlando

Berges

Executive

Vice President

and Chief

Financial

Officer