Form 10-K
period 2022-12-31
FIRST BANCORP /PR/
filed 2023-02-28
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
(Mark one)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT
OF 1934
For the Fiscal Year Ended
December 31, 2022
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
San Juan
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

☑

If securities are registered pursuant to Section 12(b) of the Act,

indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error
to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s

executive
officers during the relevant recovery period pursuant

to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company

(as defined in Rule 12b-2 of the Exchange Act).

Yes

☐

No

☑
The aggregate market value of the voting common equity held

by non-affiliates of the registrant as of June 30,

2022 (the last trading day of the registrant’s

most recently completed second
fiscal quarter) was $
2,373,329,883

based on the closing price of $12.91 per share of the registrant’s common stock on the New York

Stock Exchange on June 30, 2022. The registrant had no
nonvoting common equity outstanding as of June 30, 2022.

For the purposes of the foregoing calculation only,

the registrant has defined affiliates to include (a) the executive officers named in
Part III of this Annual Report on Form 10-K; (b) all directors of the registrant; and (c) each shareholder,

including the registrant’s employee benefit

plans but excluding shareholders that file on
Schedule 13G, known to the registrant to be the beneficial owner of 5% or more of the outstanding shares of common stock of the registrant as of June 30, 2022. The registrant’s

response to
this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.
Indicate the number of shares outstanding of each of the

registrant’s classes of common stock,

as of the latest practicable date:
180,585,944

shares as of February 21, 2023.
Documents incorporated by reference:
Portions of the definitive proxy statement relating to

the registrant’s annual meeting of stockholders

scheduled to be held on May 18, 2023 are
incorporated by reference in response to Items 10, 11,

12, 13 and 14 of Part III of this Form 10-K.

FIRST BANCORP.
2022 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART

I
Item 1.
Business
5
Item 1A.
Risk Factors
21
Item 1B.
Unresolved Staff Comments
36
Item 2.
Properties
36
Item 3.
Legal Proceedings
36
Item 4.
Mine Safety Disclosures
36
PART

II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
37
Item 6.
[Reserved]
40
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
41
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
111
Item 8.
Financial Statements and Supplementary Data
112
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
221
Item 9A.
Controls and Procedures
221
Item 9B.
Other Information
221
Item 9C.
Disclosure regarding Foreign Jurisdictions that Prevent Inspections
221
PART

III
Item 10.
Directors, Executive Officers and Corporate Governance
222
Item 11.
Executive Compensation
222
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
222
Item 13.
Certain Relationships and Related Transactions, and Director Independence
222
Item 14.
Principal Accountant Fees and Services
223
PART

IV
Item 15.
Exhibits and Financial Statement Schedules
223
Item 16.
Form 10-K Summary
223
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

“should,” “plans,” “forecast

,”
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
●
the impacts of rising interest

rates and inflation on

the Corporation, including a

decrease in demand for new

loan originations
and

refinancings,

increased

competition

for

borrowers,

attrition

in

deposits

and

an

increase

in

non-interest

expenses

which
would

impact

the

Corporation’s

earnings

and

may

adversely

impact

origination

volumes,

liquidity,

and

financial
performance;
●
adverse changes

in general

economic conditions

in Puerto

Rico, the

United States

(“U.S.”), and

the U.S.

Virgin

Islands (the
“USVI”)

and

British

Virgin

Islands

(the

“BVI”),

including

in

the

interest

rate

environment,

unemployment

rates,

market
liquidity,

housing

absorption

rates,

real

estate

markets

and

U.S.

capital

markets,

which

may

affect

funding

sources,

loan
portfolio

performance

and credit

quality,

market prices

of investment

securities and

demand for

the Corporation’s

products
and services, and which may reduce the Corporation’s

revenues and earnings and the value of the Corporation’s

assets;
●
the impact

of government

financial assistance

for hurricane

recovery and

other disaster

relief on

economic activity

in Puerto
Rico, and the timing and pace of disbursements of funds earmarked for disaster relief;
●
the

long-term

economic

and

other

effects

of

the

COVID-19

pandemic

and

their

impact

on

the

Corporation’s

business,
operations and

financial condition,

including the

impact of any

residual risks related

to the Corporation’s

participation in

the
Small Business Administration Paycheck Protection Program (“SBA PPP”);
●
the

Corporation’s

ability

to

identify

and

prevent

cyber-security

incidents,

such

as

data

security

breaches,

ransomware,
malware,

“denial

of service”

attacks,

“hacking,”

identity

theft and

state-sponsored

cyberthreats,

and

the occurrence

of any,
which

may

result

in

misuse

or

misappropriation

of

confidential

or

proprietary

information,

disruption

or

damage

to

our
systems, increased costs and losses or an adverse effect to our reputation;
●
general competitive

factors and other

market risks as

well as the

implementation of

strategic growth opportunities,

including
risks, uncertainties and other factors or events related to any business acquisitions or dispositions;
●
uncertainty as

to the

implementation of

the debt

restructuring plan

of Puerto

Rico (“Plan

of Adjustment”

or “PoA”)

and the
fiscal plan for Puerto Rico

as certified on January 27, 2022 (the

“2022 Fiscal Plan”) by the oversight

board established by the
Puerto Rico

Oversight, Management,

and Economic

Stability Act

(“PROMESA”),

or any

revisions to

it, on

our clients

and
loan portfolios, and any potential impact from future economic or political developments in Puerto Rico;

●
uncertainty

as

to

the

continued

availability

of

wholesale

funding

sources,

such

as

securities

sold

under

agreements

to
repurchase, Federal Home Loan Bank (“FHLB”) advances and brokered certificates of deposit (“brokered CDs”);
●
the impact of changes in accounting

standards or assumptions in applying

those standards, on forecasts of economic

variables
considered for the determination of the allowance for credit losses (“ACL”);
●
the ability of the

Corporation’s banking

subsidiary,

FirstBank Puerto Rico (“FirstBank”

or the “Bank”) to

realize the benefits
of its net deferred tax assets;
●
the ability of FirstBank to generate sufficient cash flow to make dividend payments to the Corporation;

●
environmental, social, and governance matters, including our climate-related initiatives and commitments;
●
the impacts

of natural

or man-made

disasters, widespread

health emergencies,

geopolitical conflicts

(including

the ongoing
conflict

in

Ukraine),

terrorist

attacks

or

other

catastrophic

external

events,

including

impacts

of

such

events

on

general
economic conditions and on the Corporation’s

assumptions regarding forecasts of economic variables;
●
the effect

of changes

in the

interest rate

environment,

including uncertainty

about the

effect

of the

cessation of

the London
Interbank Offered Rate (“LIBOR”);
●
any adverse change

in the Corporation’s

ability to attract

and retain clients

and gain acceptance

from current and

prospective
customers for new products and services, including those related to the offering of digital banking and financial services;
●
the

risk

that

additional

portions

of

the

unrealized

losses in

the

Corporation’s

debt

securities portfolio

are

determined

to

be
credit-related,

resulting

in

additional

charges

to

the

provision

for

credit

losses

on

the

Corporation’s

available-for-sale

debt
securities portfolio;

●
the impacts of applicable legislative, tax or regulatory changes on the

Corporation’s financial condition or

performance;
●
the effect

of changes

in the

fiscal and

monetary policies

and regulations

of the

U.S. federal

government and

the Puerto

Rico
and

other

governments,

including

those

determined

by

the

Board

of

the

Governors

of

the

Federal

Reserve

System

(the
“Federal Reserve Board”), the Federal

Reserve Bank of New York

(the “New York

FED” or the “FED”), the Federal Deposit
Insurance Corporation

(the “FDIC”),

government-sponsored

housing agencies,

and regulators

in Puerto

Rico, and

the USVI
and BVI;
●
the

risk

of

possible

failure

or

circumvention

of

the

Corporation’s

internal

controls

and

procedures

and

the

risk

that

the
Corporation’s risk management

policies may not be adequate;
●
the

risk

that

the

FDIC

may

further

increase

the

deposit

insurance

premium

and/or

require

special

assessments,

causing

an
additional increase in the Corporation’s

non-interest expenses;
●
any need to recognize impairments on the Corporation’s

financial instruments, goodwill and other intangible assets;
●
the risk

that the

impact

of the

occurrence

of any

of these

uncertainties on

the Corporation’s

capital would

preclude

further
growth of FirstBank and preclude the Corporation’s

Board of Directors from declaring dividends; and
●
uncertainty as

to whether

FirstBank will

be able

to continue

to satisfy

its regulators

regarding,

among other

things, its

asset
quality,

liquidity

plans,

maintenance

of

capital

levels

and

compliance

with

applicable

laws,

regulations

and

related
requirements.

The

Corporation

does

not

undertake,

and

specifically

disclaims

any

obligation,

to

update

any

“forward-looking

statements”

to
reflect

occurrences

or

unanticipated

events

or

circumstances

after

the

date

of

such

statements,

except

as

required

by

the

federal
securities laws.

PART

I

Item 1. Business
GENERAL
First

BanCorp.

is

a

publicly

owned

financial

holding

company

that

is

subject

to

regulation,

supervision

and

examination

by

the
Federal Reserve Board. The Corporation was incorporated under the laws of the Commonwealth of Puerto Rico in 1948 to serve as the bank holding company

for FirstBank. Through

its subsidiaries, including

FirstBank, the Corporation

provides full-service commercial
and consumer banking

services, mortgage banking

services, automobile financing,

trust services, insurance

agency services, and

other
financial products

and services

in Puerto

Rico, the

U.S., the

USVI and

the BVI.

As of

December 31,

2022, the

Corporation had

total
assets of $18.6 billion, including loans of $11.6

billion, total deposits of $16.1 billion, and total stockholders’ equity of $1.3 billion.
The

Corporation

provides

a wide

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

the USVI Division

of Banking Insurance,
and Financial

Regulation;

its BVI

operations are

subject to

regulation by

the BVI

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

59 banking branches

in Puerto Rico, eight
banking

branches

in

the

USVI

and

the

BVI,

and

nine

banking

branches

in

the

state

of

Florida.

FirstBank

has

six

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

Puerto

Rico;

two

companies

engaged

in

the

operation

of

certain

real

estate

owned
(“OREO”) property

and one private equity fund.
For a

discussion of

certain significant

events that

have occurred

in the

year ended

December 31,

2022, please

refer to

“Significant
Events” included in Item 7. Management’s

Discussion and Analysis of Financial Condition and

Results of Operations of this Form 10-
K.
BUSINESS SEGMENTS
The Corporation has six reportable segments: Commercial and Corporate

Banking; Mortgage Banking; Consumer (Retail) Banking;
Treasury and Investments; United States

Operations; and Virgin

Islands Operations. These segments are described below,

as well as in
Note 27 - “Segment Information,” to the consolidated

financial statements for the year ended December 31, 2022 included in

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

Mortgage Banking
The Mortgage Banking segment consists of the origination, sale and servicing of a variety of residential mortgage loan products and related hedging

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

fixed-
rate, fully

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

the
Mortgage

Banking,

the

Consumer

(Retail)

Banking

and

the

United

States

Operations

segments

to

finance

their

respective

lending
activities and

borrows from

those segments.

The Treasury

and Investments

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

through nine

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

house

(“ACH”)

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

ENVIRONMENTAL

,

SOCIAL AND GOVERNANCE (“ESG”) PROGRAM

OVERVIEW

The

Corporation

is committed

to

supporting

our

clients,

employees,

shareholders

and

communities

in

which

we

serve.

Our

ESG
program builds on the Corporation’s

core values, including being a socially

responsible company.

The Corporation sees effective

ESG
management as a critical step towards a sustainable, inclusive and successful future.

During

2021,

the

Corporation

adopted

an

ESG

framework

through

which

it

establishes

and

communicates

its

ESG

strategy

and
overarching governance

policy.

In 2022,

the Corporation

continued evolving

its ESG

program,

including the

publication of

its initial
First

BanCorp.

Environmental,

Social

and

Governance

Report

for

2021

(the

“2021

ESG

Report”).

The

2021

ESG

Report

discloses
information

on

a

wide

range

of

ESG

topics,

including

governance

and

leadership;

responsible

business

practices;

employees

and
culture;

diversity,

equity

and

inclusion;

community

engagement;

and

environmental

stewardship.

The

ESG

Report

for

2022

is
expected

to

be

published

during

the

second

quarter

of

2023.

Also

in

2022,

the

Corporation’s

Board

of

Directors

(the

“Board

of
Directors”

or

the

“Board”)

approved

First

BanCorp.’s

Sustainability

Policy

(the

“Sustainability

Policy”),

which

establishes

the
Corporation’s framework

to address ESG matters.

ESG Governance
The Corporation’s

Board of Directors and

executive leadership team

share responsibilities relating

to oversight of our

ESG policies
and practices. In

February 2022, the

Corporate Governance and

Nominating Committee of

the Board of

Directors amended its charter
to

include

oversight

responsibility

of

ESG

matters,

and

it

has

primary

oversight

of

ESG

policies,

practices

and

disclosures.
Nonetheless, other committees

of the Corporation’s

Board of Directors

also play a role

in ESG oversight in

matters related to

risk and
cybersecurity management, human capital management, investment management and credit risk management.

As part of

the ESG governance

structure set forth

in the Sustainability

Policy,

the responsibility of

day-to-day management

of our
ESG framework

and strategy

has been

delegated to

a management-level

ESG Committee,

comprised of

leaders from

different areas,
such

as

Human

Resources,

Enterprise

Risk

Management,

Strategic

Planning

and

Investor

Relations,

Legal

and

Corporate

Affairs,
Marketing, Compliance,

Finance, and

Corporate Internal

Audit. The

ESG Committee

is tasked

with aligning

priorities and

initiatives
for the

year,

setting and

monitoring

long-term objectives

and goals,

and leading

the annual

reporting process

on ESG

related topics.
The ESG Committee reports to the Corporate Governance and Nominating

Committee of the Board of Directors.

HUMAN CAPITAL MANAGEMENT
First BanCorp.

strives to be recognized as a leading and diversified financial institution,

offering a superior experience to our clients
and employees. We

believe that the key to our success is caring about our team as much as we care about our customers. Our goal is to
be an

employer of

choice

within our

primary operating

regions, which

we believe

is achieved

and sustained

by adding

value

to our
employees’

lives

and

providing

satisfying

and

evolving

work

experience.

The

core

of

our

employer

value

proposition,

“The
Experience of Being 1,” is our commitment to our employees’ wellbeing,

success, professional development, and work environment.
Employees
As

of

December

31,

2022,

the

Corporation

and

its

subsidiaries

had

3,133

regular

employees,

nearly

all

of

whom

are

full-time,
representing a

2% increase

in overall

headcount from

December 31,

2021. The

Corporation had

2,773 employees

in the

Puerto Rico
region,

200

employees

in

the

Florida

region,

and

160

employees

in

the

Virgin

Islands

region.

As

of

December

31,

2022,
approximately 67% of the total employee population and 57% of top and middle management, were women.

Oversight
The Human Resources Division manages all elements of the Corporation’s human capital programs and strategies, including talent
recruiting and engagement, training and development, and compensation and benefits, and directly reports to the Corporation’s

Chief
Risk Officer.
The

Human

Resources

Division

efforts

are also

overseen by

the

Corporation’s

Chief

Executive

Officer

(CEO)

and

the executive
management

team

through

regular

work-related

interactions.

Our

leaders

focus

on

strengthening

employee

management

and
engagement

and

maximizing

collaboration

between

departments

and

talents

by

promoting

an

open-door

culture

that

stimulates
frequent communication

between employees

and management.

This provides

more opportunities

to identify

employees' needs,

obtain
feedback

about

work

experience,

and

adapt

our

employee

engagement

as

we

believe

is

appropriate.

In

addition,

the

Corporation’s
Board

of

Directors

and

its

Compensation

and

Benefits

Committee

monitor

and

are

regularly

updated

on

the

Corporation’s

human
capital management strategies.

Talent Acquisition

and Retention
First

BanCorp.

is

an

equal

opportunity

employer,

which

considers

qualified

candidates

for

employment

to

fill

its

available
positions.

Our

efforts

are

focused

on

attracting

and

retaining

the

best

talent

for

the

Corporation,

including

college

graduates,

and
promoting internal mobility.

The attraction and selection process includes:
●
Promoting and posting our vacant positions

internally and externally.
●
Building our employer brand by participating in professional events and job fairs and maintaining a relationship with
universities through internship programs and career forums.
●
A collaboration with hiring managers to ensure an accurate match between role and candidate and reasonably speed up the
recruitment process to secure top candidates.
●
A robust management information system to enhance the effectiveness of the recruitment process and provide candidates with
a unique experience.
●
A robust on-boarding process to engage and support the new employee’s induction process, including assignment of a
“FirstPal” from day one to help with the organizational culture transition and learning process.
We

believe

that

financial

security

is critical

for

our

employees.

Our

goal is to

maintain

compensation

levels that

are competitive
with comparable

job categories

in similar

organizations.

Our salary

administration program

is designed

to provide

compensation that
is

consistent

with

our

employees’

assigned

duties

and

responsibilities

in

order

to

recognize

differences

in

individual

performance
levels and to attract the right and best talent for each job.
In

addition

to

salary,

some

job

positions

are

eligible

to

participate

in

variable

pay

programs.

The

Corporation

has

different
incentive

programs

for

most

of

its

business

units.

These

incentive

programs

are

periodically

reviewed

to

align

them

to

business
strategies

and

ensure

sound

risk

management.

Further,

the

Corporation’s

Management

Award

Program

is

used

to

recognize

and
reward outstanding

performance for

exempt employees

who do

not participate

in other

variable pay

programs.

The Corporation also
has a

long-term incentive

plan for

top-performing

leaders and

employees with

high potential.

These programs

provide awards

based
upon

the

Corporation’s

and

individual’s

performance

and

are

key

for

the

attraction

and

engagement

of

the

best

talent
. The
Corporation’s

investment in its

employees has resulted

in a stable-tenured

workforce, with an

average tenure of

10 years of service

as
of December

31, 2022. In

2022, employee voluntary

turnover rates remained

significantly higher

than pre-pandemic

levels, reflecting
workforce challenges

affecting most

industries. Our

employee voluntary

turnover rate

for 2022

was 13.3%,

mostly related

to hourly
employees in call centers and branches. For high performers

,

employees’ turnover was relatively low at 5.5%.
Talent Development

and Engagement
We

believe

that a

culture of

learning and

development

maximizes the

talent of

human

capital and

is the

foundation for

sustained
business success and our commitment to employee engagement continues throughout employees’ time with the Corporation.

Our

training

program

strives

to

reflect

both

employees’

and

the

organization’s

needs.

The

Corporation

offers

more

than

8,000
training opportunities

through online

courses and

in-person or

virtual classes,

as well

as development

activities, special

projects, and
partial tuition reimbursement to complete a bachelor’s

or master's degree to eligible employees. Training

is offered on various subjects
within five main areas: fundamentals,

compliance and corporate governance,

specialized technical subjects, professional

development,
and leadership development.
In 2022

we provided

over 80 training

topics through

virtual and

in-person modalities

allowing our

employees to

continue learning
and complete development plans.

In 2022, we delivered more than 108,000 hours

of training and each employee completed an average
of 30.6 training hours.
Every year around 100 new and

existing supervisors and managers receive

training. In 2022, we delivered more than

6,200 hours of
supervision

and

management-related

training.

For

new

supervisors,

we

offer

a

program

intended

to

train

in

basic

supervision,
leadership and

communication skills,

and our

human resources

policies and

practices. In

addition, our

program for

active supervisors
and

managers

encourages

leaders

to

review

their

leadership

skills

with

feedback

received

from

instructors

and

coworkers.

The
program has been delivered to 63% of our current leaders since launched,

accounting for over 21,000 training hours.

In addition to these training opportunities, we have processes to promote professional development and career

growth, including the
promotion of internal

career opportunities, performance

management processes, annual

talent review,

and robust succession

planning.
We

also

encourage

employees

to

participate

in

our

commitment

to

our

communities

through

our

volunteer

and

community
reinvestment programs.

In 2022, our

employees supported 36

organizations with

more than 1,800

hours of volunteer

work. The Bank

also

encourages

its

employees

to

serve

on

non-profit

organizations’

boards

of

directors.

In

2022,

First

BanCorp

employees

were
members

of

the

board

of

directors

for

24

non-profit

organizations

across

the

Puerto

Rico,

Florida,

and

Virgin

Islands

regions

and
offered approximately 1,500 hours of service.
Health & Wellness

Health

and

well-being

programs

are

a

strong

component

of

the

benefits

we

provide

to

our

employees.

First

BanCorp.

provides
competitive

benefits

programs

that

are

intended

to

address

even

the

most

pressing

needs

of

our

employees

and

their

families

to
promote

occupational,

physical,

emotional,

and

financial

health.

Our

comprehensive

wellness

package

includes

health,

dental

and
vision insurance

offered

through different

insurance company

options that

enable employees

to choose

those that

best accommodate
their

and

their

families’

needs.

We

also

offer

life

insurance

and

disability

plans,

as

well

as

a

defined

contribution

retirement

plan
option where both employee and employer contribute.
To

promote

work-life

balance,

we

grant

a

variety

of paid

time off

for

vacation,

sick,

maternity

and

paternity

leave,

bereavement
leave, marriage and personal days,

in-house health services, and a complete

wellness program, including nutrition, fitness,

health fairs,
personal

finance

education,

and

preventive

healthcare

activities,

nursing

services,

among

others.

The

Corporation

subsidizes

a
substantial portion of the cost of these benefits.
Initiatives

for

the safety

and security

of employees

have

always been

an important

priority.

In 2022,

in response

to the

ongoing
impacts of the COVID-19 pandemic, certain business units in the Florida and Puerto Rico regions

incorporated

hybrid work schedules.
Additional activities implemented by the Corporation to support employees included:
● COVID-19 monitoring and contact tracing processes.
● Free laboratory testing for all employees.
●
Paid leave for employees affected by the virus and special leave of absence without pay for unique needs.
●
Training activities related to COVID-19, safety

measures, stress management, and remote work.
● Reinforce COVID-19 vaccination to protect our workforce.
●
Offered multiple onsite vaccination clinics, including

updated bivalent COVID-19 vaccine clinics.
MARKET AREA AND COMPETITION
Puerto

Rico,

where

the

banking

market

is

highly

competitive,

is

the

main

geographic

service

area

of

the

Corporation.

As

of
December

31,

2022,

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

fintech

companies

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

Corporation.
Bank Holding Company Activities and Other Limitations
The Corporation is registered under

the Bank Holding Company Act

of 1956, as amended (the

“Bank Holding Company Act”),

and
is subject to

ongoing supervision,

regulation and examination

by the Federal

Reserve Board.

The Corporation

is required to

file with
the Federal

Reserve Board

periodic and

annual reports

and other

information concerning

its own

business operations

and those

of its
subsidiaries.
The Bank Holding

Company Act also permits

a bank holding company

to elect to become

a financial holding

company and engage
in

a

broader

range

of

financial

activities.

The

Corporation

has

elected

to

be

a

financial

holding

company

under

the

Bank

Holding

Company Act.

Financial holding

companies may

engage, directly or

indirectly,

in any activity

that is determined

to be (i)

financial in
nature, (ii) incidental to

such financial activity,

or (iii) complementary to

a financial activity and does

not pose a substantial risk

to the
safety

and

soundness

of

depository

institutions

or

the

financial

system

generally.

The

Bank

Holding

Company

Act

specifically
provides that

the following

activities have

been determined

to be

“financial in

nature”: (i)

lending, trust

and other

banking activities;
(ii) insurance activities; (iii) financial

or economic advice or services; (iv)

pooled investments; (v) securities underwriti

ng and dealing;
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

activities. The Corporation

and FirstBank must

be “well-capitalized”

and “well-managed”

for regulatory
purposes,

and

FirstBank

must

earn

“satisfactory”

or

better

ratings

on

its

periodic

Community

Reinvestment

Act

(“CRA”)
examinations for the Corporation to preserve its financial holding company status.
Under

federal

law

and

Federal

Reserve

Board

policy,

a

bank

holding

company

such

as

the

Corporation

is

expected

to

act

as

a
source of strength

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

December

31,

2022,

and

the

date

hereof,

FirstBank

was

and

is

the

only

banking
subsidiary of the Corporation.
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

oversight establishes

a comprehensive

framework
of

permissible

activities,

and

the

supervision

by

the

FDIC

is

also

intended

for

the

protection

of

the

FDIC’s

insurance

fund

and
depositors.

These

regulatory

authorities

have

discretion

in

connection

with

their

supervisory

and

enforcement

activities

and
examination policies, including policies

with respect to the classification of

assets and the establishment of adequate

loan loss reserves
for regulatory purposes.

Their enforcement authority

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

Supervision (“Basel Committee”), in particular,
the international capital accord known as “Basel III.”

The current rules increase the quantity and quality

of capital required by,

among
other things, establishing a minimum common equity

capital requirement and an additional common equity

Tier 1 capital conservation
buffer.

In addition, the current rules revise and

harmonize the bank regulators’ rules for

calculating risk-weighted assets, by applying

a
variation of

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

2022, the

Corporation had

$178.3 million

in TRuPs

that were

subject to

a full

phase-out from

Tier 1

capital under

the
final regulatory capital rules discussed above.
Consistent

with

Basel

Committee

actions

noted

above,

the

Federal

Reserve

Board

has

adopted

risk-based

and

leverage

capital
adequacy guidelines

pursuant to which

it assesses the

adequacy of

capital in examining

and supervising a

bank holding

company and
in

analyzing

applications

to

it

under

the

Bank

Holding

Company

Act.

The

Corporation

and

FirstBank

became

subject

to

the

U.S.
Basel III capital rules beginning on January 1, 2015.
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

a three

-year

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

expands

the

risk-weighting

categories

from

the

four

major

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

Set forth below are the Corporation's and FirstBank's capital ratios as of December 31,

2022 based on Federal Reserve and FDIC
guidelines:
Banking Subsidiary
First BanCorp. FirstBank
Well-Capitalized
Minimum
As of December 31, 2022
Total capital (Total

capital to risk-weighted assets)
19.21% 18.90% 10.00%
CET1 Capital (CET1 capital to risk-weighted assets) 16.53% 16.84% 6.50%
Tier 1 capital ratio (Tier

1 capital to risk-weighted assets)
16.53% 17.65% 8.00%
Leverage ratio
(1)
10.70% 11.43% 5.00%
_______________
(1) Tier 1 capital to average assets.

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
reviewed through the regular

supervisory process. Notwithstanding,

the Corporation monitors its

capital consistent with the

safety and
soundness expectations

of the

federal regulators

and continues

to perform

internal stress

testing as

part of

its annual

capital planning
process.

Dividend Restrictions

The Federal

Reserve Board

has a

policy

that, as

a matter

of prudent

banking,

a bank

holding

company should

generally not

pay
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

Corporation is also subject

to
certain restrictions

generally imposed

on Puerto

Rico corporations

with respect

to the declaration

and payment

of dividends

(i.e., that
dividends may

be paid

out only

from the

Corporation’s

capital surplus

or,

in the

absence of

such excess,

from the

Corporation’s

net
earnings for such fiscal year and/or the preceding fiscal year).
The principal

source of

funds for

the Corporation,

as a

parent holding

company,

is dividends

declared and

paid by

its subsidiary,
FirstBank. The

ability of

FirstBank to

declare and

pay dividends

on its

capital stock

is regulated

by the

Puerto Rico

Banking Law

of
1933,

as

amended

(the

“Puerto

Rico

Banking

Law”),

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
regulations

of

the

FDIA

and

the

FDIC

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
Refer

to

Part

II,

Item

5,

“Market

for

Registrant’s

Common

Equity,

Related

Stockholder

Matters

and

Issuer

Purchases

of

Equity
Securities” of this Annual Report on Form 10-K

for further information on the Corporation’s

distribution of dividends and repurchases
of common stock.
Consumer Financial Protection Bureau
The CFPB has

primary examination

and enforcement authority

over FirstBank and

other banks with

over $10 billion

in assets with
respect to consumer financial products and services.
The

CFPB’s

primary

functions

include

the

supervision

of

“covered

persons”

(broadly

defined

to

include

any

person

offering

or
providing a consumer

financial product or

service and any

affiliated service

provider) for compliance

with federal

consumer financial
laws.

It

implements

amendments

to

and

has

primary

authority

to

enforce

the

federal

consumer

financial

laws,

including

the

Equal
Credit Opportunity Act, the Truth

in Lending Act (“TILA”) and the

Real Estate Settlement Procedures Act (“RESPA”),

among others.
The

CFPB

also

has

broad

powers

to

prescribe

rules

applicable

to

a

covered

person

or

service

provider

in

connection

with

any
transaction with a consumer for a consumer financial product or service,

or the offering of a consumer financial product or service.

Among other

actions, the

CFPB has

issued regulations

setting forth

mortgage servicing

rules that

apply to

the Bank,

which affect
consumer notices

regarding delinquency,

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

Rule), generally prohibits a banking

entity such as
the Corporation or the

Bank from acquiring or

retaining any ownership

in, or acting as sponsor

to, a hedge fund

or private equity fund
(“covered

fund”).

The

Volcker

Rule

also

prohibits

these

entities

from

engaging,

for

their

own

account,

in

short-term

proprietary
trading of certain securities, derivatives, commodity futures and options on these instruments.

The Corporation and

the Bank are not engaged

in “proprietary trading” as

defined in the Volcker

Rule. In addition, the

Corporation
has reviewed its investments and concluded that they are not considered covered funds under the Volcker

Rule.

Community Reinvestment Act and Home Mortgage Disclosure Act Regulations

The CRA encourages

banks to help meet

the credit needs of

the local communities in

which they offer

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

such bank,

such as

an application

for approval

of a

merger

or the

establishment of

a branch.

A
rating of

less than “satisfactory”

could result

in the denial

of such applications.

The CRA

also requires

all institutions

to make

public
disclosure of their CRA ratings. FirstBank received a “satisfactory” CRA rating in its most recent examination by the FDIC.
In

June

2022,

the

U.S.

federal

banking

regulatory

agencies

issued

a

joint

proposal

to

amend

their

regulations

implementing

the
CRA.

The

proposed

rules

would

materially

revise

the

current

CRA

framework,

including

new

assessment

area

requirements,

new
methods of calculating

credit for lending, investment,

and service activities, and

additional data collection and

reporting requirements.
The proposed rule

included analysis indicating

a significant increase in

the thresholds for large

banks to receive “Outstanding”

ratings
in the future.
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

all financial institutions

are required to

identify their customers,

adopt formal and

comprehensive anti-money
laundering programs,

scrutinize or

prohibit certain

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

AML

Act

includes

a

variety

of

provisions

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

(“OFAC”), a bureau

of the U.S. Treasury.

The Corporation believes

it has adopted appropriate

policies, procedures and controls

to address compliance with

the Bank Secrecy
Act, USA

PATRIOT

Act and

economic/trade

sanctions requirements,

and to

implement banking

agency,

FinCEN, OFAC

and

other
U.S. Treasury regulations.

Financial Privacy and Cybersecurity
The Gramm-Leach-Bliley

Act limits the ability

of financial institutions to

disclose non-public information

about consumers to non-
affiliated

third

parties.

These

limitations

require

disclosure

of

privacy

policies

to

consumers

and,

in

some

circumstances,

allow
consumers to prevent disclosure of certain personal information to a non-affiliated third party.

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

a

cyber-attack.

The Corporation’s

Information

Security

Program

reflects

these
requirements.
Limitations on Transactions with Affiliates

and Insiders
Certain transactions between FDIC-insured

banks financial institutions such

as FirstBank and its affiliates

are governed by Sections
23A and

23B of the

Federal Reserve Act

and by

Federal Reserve

Regulation W.

An affiliate

of a bank

is, in general,

any corporation
or entity

that controls,

is controlled

by,

or is

under common

control with

the bank,

including the

bank’s

parent holding

company and
any companies that are controlled by such holding company.
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

In May 2016, the federal financial regulators proposed

regulations (first proposed in 2011) governing

incentive-based compensation
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
On October 26,

2022, the SEC also

finalized a rule

that directs stock exchanges

to require listed companies

to implement clawback
policies

to

recover

incentive-based

compensation

from

current

or

former

executive

officers

in

the

event

of

certain

financial
restatements,

and requires

companies to

disclose their

clawback policies

and their

actions under

those policies.

The stock

exchanges
will be required to file their proposed listing standards with the SEC for approval no later than 90 days following the publication of

the
final rules in

the Federal Register,

which must be

effective no

later than one

year following

such publication.

The rules are

therefore
not expected to take effect until mid-2023 at the earliest.
Prompt Corrective Action

The

“prompt

corrective

action”

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

capital category

may not

constitute

an accurate

representation

of the

overall financial

condition

or prospects

of a

bank,
such

as

the

Bank,

and

should

be

considered

in

conjunction

with

other

available

information

regarding

the

financial

condition

and
results of operations of such bank.
Deposit Insurance
FirstBank

is

subject

to

FDIC

deposit

insurance

assessments,

which

increased

for

all

banks,

including

FirstBank,

following

the
increase

in

deposit

insurance

coverage

to

up

to

$250,000

per

customer

and

the

FDIC’s

expanded

authority

to

increase

insurance
premiums implemented

by the

Dodd-Frank Act.

The FDIA

further requires

that the

designated reserve

ratio for

the DIF

for any

year
not be

less than

1.35% of

estimated insured

deposits or

the comparable

percentage of

the new

deposit assessment

base.

In addition,
the FDIC

was required

to take

the necessary

actions for

the reserve

ratio to

reach 1.35%

of estimated

insured deposits

by September
30, 2020.

The FDIC

managed to

reach the

goal early,

achieving a

reserve ratio

of 1.36%

in September

2018. However,

in the

third
quarter of

2020, the

FDIC announced

that the

reserve ratio

of the

DIF fell

nine basis

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

On October 18, 2022,

the FDIC adopted

a final rule, applicable

to all insured depository

institutions, to increase

initial base deposit
insurance assessment rate schedules

uniformly by 2 basis points,

beginning in the first quarterly

assessment period of 2023.

The FDIC
also

concurrently

maintained

the

designated

reserve

ratio

for

the

DIF

at

2%

for

2023.

The

increase

in

assessment

rate

schedules

is
intended to increase

the likelihood that

the reserve ratio

of the DIF

reaches the statutory

minimum of

1.35% by the

statutory deadline
of September 30, 2028. The new assessment rate schedules

will remain in effect unless and until the reserve

ratio meets or exceeds 2%
in order

to support growth

in the DIF

and progress

toward the FDIC’s

long-term goal

of a 2%

designated reserve

ratio. Progressively
lower assessment

rate schedules

will take

effect when

the reserve

ratio reaches

2% and

again when

it reaches

2.5%. The

Corporation
estimates an increase

of approximately 56%

in deposit insurance

expense for 2023

compared to the

FDIC insurance

expense levels in
2022.
FDIC Insolvency Authority
Under

Puerto

Rico banking

laws, the

OCIF may

appoint

the FDIC

as conservator

or receiver

of a

failed or

failing

FDIC-insured
Puerto Rican bank, and

the FDIA authorizes the FDIC

to accept such an appointment.

In addition, the FDIC has

broad authority under
the FDIA

to appoint

itself as

conservator

or receiver

of a

failed or

failing state

bank, including

a Puerto

Rican bank.

If the

FDIC is
appointed

conservator

or

receiver

of

a

bank

upon

the

bank’s

insolvency

or

the

occurrence

of

other

events,

the

FDIC

may

sell

or
transfer some, part or all

of a bank’s

assets and liabilities to another bank,

or liquidate the bank and pay

out insured depositors, as well
as uninsured

depositors and

other creditors

to the

extent of

the closed

bank’s

available assets.

As part

of its

insolvency authority,

the
FDIC has

the authority,

among other

things, to

take possession

of and

administer the

receivership

estate,

pay

out estate

claims, and
repudiate or

disaffirm certain

types of

contracts to

which the

bank was

a party

if the

FDIC believes

such contract

is burdensome

and
its disaffirmance

will aid

in

the

administration

of the

receivership.

The

FDIA

provides

that, in

the

event

of

the

liquidation

or

other
resolution of

an insured

depository institution,

including the

Bank, the

claims of

depositors of

the institution

(including the

claims of
the

FDIC

as

subrogee

of

insured

depositors)

and

certain

claims

for

administrative

expenses

of

the

FDIC

as

a

receiver

would

have
priority over

other general

unsecured claims

against the

institution. If

the Bank

were to

fail, insured

and uninsured

depositors, along

with the

FDIC, would

have priority

in payment

ahead of

unsecured, non-deposit

creditors, including

the Corporation,

with respect

to
any extensions of credit they have made to such insured depository institution.
Activities and Investments
The

principal

activities

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

or

securities

portfolios,

certain

other
investments and the capital stock of the FHLB held by FirstBank.
The board of

directors of each

FHLB can increase

the minimum investment

requirements if it

has concluded that

additional capital
is required to meet its own regulatory capital requirements. Any increase in the minimum investment requirements outside of

specified
ranges requires

the approval of

the Federal Housing

Finance Agency.

Because the extent

of any obligation

to increase our

investment
in any of

the FHLBs depends

entirely upon

the occurrence of

a future

event, the

amount of any

future investment

in the capital

stock
of the FHLBs is not determinable.
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

broad

and

subject

to

certain

rebuttable

presumptions,

including,

among

others,

that
relatives, business

partners, management

officials, affiliates

and others

are presumed

to be acting

in concert

with each other

and their
businesses. The regulations of the FDIC implementing the CBCA are generally similar to those described above.

The Puerto

Rico Banking

Law requires

the approval

of the

OCIF for

changes in

control of

a Puerto

Rico bank.

See “Puerto

Rico
Banking Law” below for further detail.
Standards for Safety and Soundness
The

FDIA

requires

the

FDIC

and

other

federal

bank

regulatory

agencies

to

prescribe

standards

of

safety

and

soundness.

Bank
regulators

have

various

remedies

available

if

they

determine

that

the

financial

condition,

capital

resources,

asset

quality,

earnings
prospects, management,

liquidity,

or other

aspects of

a banking

organization’s

operations are

unsatisfactory.

The regulators

may also
take action

if they

determine that

the banking

organization or

its management

is violating

or has

violated any

law or

regulation. The
regulators

have

the

power

to,

among

other

things,

prohibit

unsafe

or

unsound

practices,

require

affirmative

actions

to

correct

any
violation

or

practice,

issue

administrative

orders

that

can

be

judicially

enforced,

direct

increases

in

capital,

direct

the

sale

of
subsidiaries

or

other

assets,

limit

dividends

and

distributions,

restrict

growth,

assess

civil

monetary

penalties,

remove

officers

and
directors, and terminate deposit insurance.
Engaging in

unsafe or

unsound practices

or failing

to comply

with applicable

laws, regulations,

and supervisory

agreements could
subject

the

Corporation,

its

subsidiaries,

and

their

respective

officers,

directors,

and

institution-affiliated

parties

to

the

remedies
described above,

and other

sanctions. In

addition, the

FDIC may

terminate a

bank’s

deposit insurance

upon a

finding that

the bank’s

financial condition is unsafe or unsound

or that the bank has engaged in unsafe

or unsound practices or has violated

an applicable rule,
regulation, order, or condition enacted

or imposed by the bank’s regulatory

agency.
Brokered Deposits
FDIC regulations

adopted

under the

FDIA govern

the receipt

of brokered

deposits by

banks. Well

-capitalized

institutions are

not
subject

to

limitations

on

brokered

deposits,

while

adequately-capitalized

institutions

are

able

to

accept,

renew

or

rollover

brokered
deposits only

with a

waiver from

the FDIC

and subject

to certain

restrictions on

the interest

paid on

such deposits.

Undercapitalized
institutions

are

not

permitted

to

accept

brokered

deposits.

In

October

2020,

the

FDIC

adopted

revisions

to

its

brokered

deposit
regulations that became

effective on April

1, 2021, with

full compliance extended

to January 1,

2022. For brokered

deposits, the final
rule established

a new framework

for analyzing

certain parts of

the “deposit

broker” definition,

including a

new interpretation

for the
“primary purpose” exception and the

business relationships that meet the exception.

Pursuant to this revision, during the fourth

quarter
of 2021, certain non-maturity deposits previously reported as brokered deposits were recharacterized as non-brokered deposits.
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
corporation in an aggr

egate amount of up

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

required to

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

or it
can

voluntarily

convert

to

an

International

Financial

Entity

(“IFE”)

under

Act

273

so

it

may

broaden

its

scope

of

Eligible

IFE
Activities, as defined

below,

and obtain

a grant of

tax exemption under

Act 273. As

of the date

of the issuance

of this Annual

Report
on Form 10-K, FirstBank IBE and FirstBank Overseas Corporation

are operating under IBE Act 52.

IFEs

are

licensed

by

the

Commissioner

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

MBS generally

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
WEBSITE ACCESS TO REPORT
The Corporation

makes available

annual reports

on Form

10-K, quarterly

reports on Form

10-Q, and

current reports

on Form

8-K,
and amendments to

those reports, and proxy

statements on Schedule 14A,

filed or furnished pursuant

to Sections 13(a), 14(a)

or 15(d)
of the Exchange Act,

free of charge on

or through its internet

website at www.1firstbank.com

(under “Investor Relations”),

as soon as
reasonably practicable

after the

Corporation electronically

files such

material with,

or furnishes

it to,

the SEC.

The SEC

maintains a
website that

contains

reports, proxy

and information

statements, and

other information

regarding issuers

that file

electronically

with
the SEC at www.sec.gov.
The

Corporation

also

makes

available

its

Corporate

Governance

Guidelines

and

Principles,

the

charters

of

the

Audit,
Asset/Liability,

Compensation

and

Benefits,

Credit,

Risk,

Trust,

and

Corporate

Governance

and

Nominating

Committees

and

the
documents listed below,

free of charge on or through its internet website at www.fbpinvestor.com

(under Corporate Governance):
•

Code of Ethics for CEO and Senior Financial Officers
•

Code of Ethical Conduct applicable to all employees
•

Independence Principles for Directors
•

2021 ESG Report
•

Sustainability Policy
The Corporate

Governance Guidelines and

Principles and the

aforementioned charters

and documents may

also be obtained

free of
charge

by

sending

a written

request

to

Mrs. Sara

Alvarez Cabrero

,

Executive

Vice

President,

General

Counsel

and

Secretary

of the
Board, PO Box 9146, San Juan, Puerto Rico 00908.
Website addresses

referenced in this Annual

Report on Form 10-K are provided

as textual references and for

convenience only,

and
the content on

the referenced websites does

not constitute a

part of this Annual

Report on Form 10-K

or any other report

or document
that the Corporation files with or furnishes to the SEC.

Item 1A. Risk Factors
Below

is a

discussion

about material

risks

and

uncertainties that

could

impact

the Corporation’s

businesses,

results

of operations
and financial condition,

including by causing

the Corporation’s

actual results to differ

materially from those projected

in any forward-
looking statements. Other risks

and uncertainties, including those

not currently known to the

Corporation or its management and

those
that

the

Corporation

or

its management

currently

deems

to

be

immaterial,

could

also

materially

adversely

affect

the Corporation

in
future periods. Thus, the following

should not be considered a complete

discussion of all of the risks and

uncertainties the Corporation
may face. See the discussion under “Forward-Looking Statements,” in this Annual Report on Form 10-K.
RISKS RELATING TO

THE BUSINESS ENVIRONMENT AND OUR INDUSTRY

The impacts

of rising

interest rates

and inflation

may reduce

demand for

new loan

originations and

refinancings and

increase
competition for borrowers, thus reducing net interest income.

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

our assets
and liabilities

may result

in changes

in our

profits when

interest rates

change.

For instance,

higher interest

rates increase

the cost

of
mortgage and

other loans

to consumers

and businesses

and may

reduce future

demand for

such loans,

which may

negatively impact
our

profits

by

reducing

the

amount

of

loan

interest

income

due

to

declines

in

volume.

Interest

rates

are

highly

sensitive

to

many
factors that

are beyond

our control,

including general

economic conditions,

inflationary trends,

changes in

government spending

and
debt issuances and

policies of various

governmental and

regulatory agencies,

in particular,

the Federal Reserve.

Throughout 2022

the
Federal Reserve raised

the target range

for the federal

funds rate on seven

separate occasions and

has indicated that

ongoing increases
may be appropriate.
Additionally,

basis risk is

the risk of

adverse consequences resulting

from unequal changes

in the difference,

also referred to

as the
“spread” or

basis, between

the rates

for two

or more

different

instruments with

the same

maturity and

occurs when

market rates

for
different financial

instruments or

the indices

used to

price assets and

liabilities change

at different

times or

by different

amounts. For
example, the interest expense

for liability instruments might

not change by the

same amount as interest income

received from loans

or
investments.

To

the

extent

that

the

interest

rates

on

loans

and

borrowings

change

at

different

rates

and

by

different

amounts,

the
margin between

our variable rate-based

assets and the cost

of the interest-bearing

liabilities might be

compressed and adversely

affect
net interest income.

Further,

rising interest

rates reduce

the value

of our

fixed-rate securities.

Any unrealized

loss from

these portfolios

impacts other
comprehensive

income, stockholders’

equity,

and the

tangible common

equity ratio.

Any realized

loss from

these portfolios

impacts
regulatory capital ratios.

Changes in prepayments may adversely affect net interest income.
Net

interest

income

could

also

be

affected

by

prepayments

of

MBS.

Generally,

when

rates

rise,

prepayments

of

principal

and
interest

will

decrease,

and

the

duration

of

MBS

securities

will

increase.

Conversely,

when

rates

fall,

prepayments

of

principal

and
interest

will

increase,

and

the

duration

of

mortgage-backed

securities

will

decrease.

Such

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
The transition

from LIBOR

to alternative

rates and

other potential

interest rate

reforms may

affect the

interest rates

we pay

or
receive.

A transition away

from the widespread

use of LIBOR to

alternative rates is

underway and will

continue until full

cessation of this
reference

rate.

These

changes

may

cause

such

rates

to

perform

differently

than

in

the

past,

or

to

disappear

entirely,

or

have

other
consequences which cannot be predicted.
A group

of market

participants convened

by the

Federal

Reserve,

the

Alternative

Reference

Rate Committee

(the

“ARRC”),

has
selected

the

Secured

Overnight

Financing

Rate

(“SOFR”)

as

its

recommended

alternative

to

LIBOR.

The

Federal

Reserve

Bank

of
New

York

started

to

publish

SOFR

in

April

2018. SOFR

is

a

broad

measure

of

the

cost

of

overnight

borrowings

collateralized

by
Treasury

securities

that

was

selected

by

the

ARRC

due

to

the

depth

and

robustness

of

the

U.S.

Treasury

repurchase

market.

The
passage

of

the

Adjustable

Interest

Rate

Act

(the

“LIBOR

Act”)

by

U.S.

Congress,

and

the

Federal

Reserve’s

implementing

rule,
should decrease

the risk

of contracts

that are

not remediated

prior to

the cessation

deadline by

providing the

terms for

a transition

to
SOFR.

The

market

transition

away

from

LIBOR

to

an

alternative

reference

rate,

such

as

SOFR,

is

complex

and

could

have

a

range

of
adverse effects on our business, financial condition, and results of operations.

In particular, any such transition could:
●
Adversely

affect

the

interest

rates

received

or

paid

on,

the

revenue

and

expenses

associated

with

or

the

value

of

the
Corporation’s

LIBOR-based

assets

and

liabilities,

which

include

certain

variable

rate

loans,

primarily

commercial

and
construction

loans,

private

label

MBSs,

the

Corporation’s

junior

subordinated

debentures,

and

certain

other

financial
arrangements such

as derivatives.

As of

December 31,

2022, the

most significant

of the Corporation’s

LIBOR-based assets
and liabilities consisted of

$1.4 billion of variable-rate

commercial and construction

loans (including unused commitments),
$124.4

million

of

Puerto

Rico

municipalities

bonds

held

as

part

of

the

Corporation’s

held-to-maturity

debt

securities
portfolio, $44.6

million of

U.S. agencies

debt securities

and private

label MBS

held as

part of

the Corporation’s

available-
for-sale debt securities portfolio, and $183.8 million of junior subordinated debentures;
●
Prompt

inquiries

or

other

actions

from

regulators

in

respect

of

the

Corporation’s

preparation

and

readiness

for

the
replacement of LIBOR with an alternative reference rate; and
●
Result in

disputes,

litigation

or

other

actions

with

counterparties

regarding

the

interpretation

and

enforceability

of

certain
fallback language in LIBOR-based contracts.

The

transition

away

from

LIBOR

to

an

alternative

reference

rate

has

required

the

transition

to,

or

development

of,

appropriate
systems and analytics

to effectively

transition the Corporation’s

risk management and

other processes from

LIBOR-based products

to
those based

on the

applicable alternative

reference rate,

such as

SOFR. The

LIBOR Transition

Working

Group (“LTWG”),

which is
composed

by

officers

of

the

major

areas

affected

such

as

Treasury,

Legal,

Corporate

Loans,

Credit,

Operations,

Systems,

Asset-
Liability Management, Risk, Accounting,

Financial Reporting, Public Relations, and

Strategic Planning, are in charge

of executing the
LIBOR transition workplan.

The LTWG

is overseen by the Corporation’s

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

2023.

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

Difficult market

and general

economic conditions

have affected

the financial

industry and

may continue

to adversely

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

and in

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

accurately estimated

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

of strategic

growth opportunities

in connection

with current
market conditions.

●
Expected

future

regulation

of

our

industry

may

increase

our

compliance

costs

and

limit

our

ability

to

pursue

business
opportunities.

●
There may be downward pressure on our stock price.

Any deterioration

of economic

conditions in

the U.S.

and disruptions

in the

financial markets

could adversely

affect our

ability to
access capital,

our business,

financial condition,

and results

of operations.

Unfavorable or

uncertain economic

and market

conditions
have

been

and

could

cause

declines

in

economic

growth,

business

activity

or

investor

or

business

confidence;

limitations

on

the
availability or

increases in

the cost

of credit

and capital;

increases in inflation

or interest rates;

high unemployment;

natural disasters;
epidemics and pandemics (such as the COVID-19 pandemic); or a combination of these or other factors.
Additionally,

the

residential

mortgage

loan

origination

business

is

impacted

by

home

values

and

has

historically

been

cyclical,
enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. During periods of rising interest

rates, including the

series of interest rate

increases that occurred

in 2022, the refinancing

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
The currently

evolving situation

related to

the ongoing

COVID-19 pandemic

may impact

the Corporation’s

business, financial
condition and results of operations.
The ongoing COVID-19

pandemic created a global

public health crisis that has

resulted in challenging

economic conditions for our
business

and

is

likely

to

continue

to

do

so.

The

economic

impact

of

the

COVID-19

pandemic

has

caused

significant

volatility

and
disruption

in the

financial markets

of Puerto

Rico and

the other

markets in

which the

Corporation operates.

Further,

the uncertainty
surrounding

future

economic

conditions

has

challenged

management's

ability

to

estimate

the

pandemic's

impact

on

credit

quality,
revenues, and assets values.
The Corporation

may also

face residual

risk related

to its

participation in

the SBA PPP

program established

by the

CARES Act

of
2020.

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

full

extent

to which

the COVID-19

pandemic

further

impacts

our

business, results

of

operations,

and

financial

condition,

as
well

as

our

regulatory

capital

and

liquidity

ratios,

will

depend

on

future

developments,

which

are

highly

uncertain

and

cannot

be
predicted, including

the duration of

the COVID-19

pandemic and its

impact on

the global economy,

as well as

any future

resumption
of responsive

actions taken by

governmental authorities

and other third

parties. Even after

the COVID-19

pandemic has subsided,

we
may continue

to experience materially

adverse impacts to

our business and

our results of

operations as

a result of

its global economic
impact.
We operate in a highly

competitive industry and market area.

We

face

substantial

competition

in

all

areas

of

our

operations

from

a

variety

of

different

competitors,

including

other

banks,
insurance

companies,

mortgage

banking

companies,

small

loan

companies,

automobile

financing

companies,

leasing

companies,
brokerage

firms

with

retail

operations,

credit

unions,

certain

retailers,

fintech

companies

and

digital

platforms.

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
The

Corporation

encounters

intense competition

in attracting

and

retaining

deposits

and

in

its consumer

and

commercial

lending
activities. The

Corporation

competes for

loans with

other financial

institutions.

The Corporation’s

ability to

originate loans

depends
primarily on the rates and

fees charged and

the service it provides to

its borrowers in making

prompt credit decisions. There

can be no
assurance that

in the

future the

Corporation will

be able

to increase

its deposit

base, originate

loans in

the manner

or on

the terms

on
which it has done so in the past, or otherwise compete effectively.

The Corporation’s

credit quality and

the value of the

portfolio of Puerto

Rico government securities

has been, and

in the future
may

be,

adversely

affected

by

Puerto

Rico’s

economic

condition,

and

may

be

affected

by

actions

taken

by

the

Puerto

Rico
government or the PROMESA oversight board to address the ongoing fiscal and economic challenges in Puerto Rico.
A significant

portion

of the

Corporation’s

business activities

and credit

exposure

is concentrated

in the

Commonwealth of

Puerto
Rico, which has experienced an economic and fiscal crisis for more than a decade.
On

November

10,

2022,

the

Puerto

Rico

Planning

Board

(“PRPB”)

presented

the

Economic

Report

to

the

Governor,

which
provides

an

analysis

of

Puerto

Rico’s

economy

during

fiscal

year

2021

and

a

short-term

forecast

for

fiscal

years

2022

and

2023.
According to the

PRPB, Puerto Rico’s

real gross national

product (“GNP”) expanded

by 1.0% in fiscal

year 2021, significantly

above
the PRPB’s

original

baseline projection

of a

2.0%

contraction. According

to the

report, real

GNP growth

was primarily

driven by

a
sharp increase

in personal

consumption expenditures

reflecting the

relaxation of

COVID-related restrictions,

as well

as the

impact of
the

substantial

disaster

relief funding

deployed

over

the period.

To

a

lesser extent,

growth

in

fiscal

year

2021

was also

driven

by a
higher level of

investments in machinery,

equipment, and construction.

These favorable variances

were partially offset

by an increase
in imports,

a reduction

in exports,

and a

negative change

in the

level of

inventories. For

fiscal years

2022 and

2023, the

Puerto Rico
economy is forecasted to grow 4.0% and 0.7% in real

terms, according to the PRPB’s baseline

projection. Among the key assumptions
included in

this forecast

is the

positive impact

expected from

the ongoing

disbursements of

disaster recovery

funds ($2.8

billion and
$4.0 billion

in fiscal

years 2022

and 2023,

respectively),

as well

as the

stimulus from

remaining pandemic

relief funds

($1.1 billion
and $632

million in

fiscal years

2022 and

2023, respectively),

and the inclusion

of Puerto

Rico in

the Earned

Income Tax

Credit and
the Child Tax Credit

since 2021.

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

and other pandemic

-related direct transfer

programs. Specifically,

the 2022
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

benefited from

historical levels

of federal

support, creating

new opportunities

to address
high-priority needs.

The 2022

Fiscal Plan

projects that

approximately $84

billion of

disaster relief

funding in

total, from

federal and
private sources, will be disbursed in the reconstruction process over a period of 18 years (2018 to 2035).

As of December

31, 2022, the

Corporation had $338.9

million of direct

exposure to the

Puerto Rico government,

its municipalities
and public corporations. As of December 31, 2022, approximately

$183.4 million of the exposure consisted of loans and obligations of
municipalities in Puerto Rico

that are supported by

assigned property tax revenues

and for which, in most

cases, the good faith,

credit,
and

unlimited

taxing

power

of

the

applicable

municipality

have

been

pledged

to

their

repayment,

and

$114.0

million

of

loans

and
obligations which are supported by

one or more specific sources of municipal

revenues. The municipalities are required by

law to levy
special property taxes

in such amounts as

are required for the

payment of all of

their respective general obligation

bonds and notes. In
addition

to

municipalities,

the

total

direct

exposure

also

included

$10.8

million

in

loans

to

an

affiliate

of

PREPA,

$27.4

million

in
loans to

an agency

of the

Puerto Rico

central

government, and

obligations

of the

Puerto Rico

government,

specifically a

residential
pass-through

MBS

issued

by

the

PR

Housing

Finance

Authority

(“PRHFA”),

at

an

amortized

cost

of

$3.3

million

as

part

of

its
available-for-sale debt securities portfolio (fair value of $2.2 million as of

December 31, 2022).
In

addition,

as

of

December

31,

2022,

the

Corporation

had

$84.7

million

in

exposure

to

residential

mortgage

loans

that

are
guaranteed

by the

PRHFA.

Residential

mortgage

loans guaranteed

by the

PRHFA

are

secured

by

the underlying

properties

and

the
guarantees serve to cover

shortfalls in collateral in the event

of a borrower default.

The regulations adopted by

the PRHFA

require the
establishment of

adequate reserves

to guarantee

the solvency

of its

mortgage loans

insurance program

As of

June 30,

2021, the

most
recent date

as of

which information

is available,

the PRHFA

had a

liability of

approximately $5

million as

an estimate

of the

losses
inherent in the portfolio.
As

of

December

31,

2022,

the

Corporation

had

$2.3

billion

of public

sector

deposits

in

Puerto

Rico.

Approximately

24%

of

the
public sector deposits as of

December 31, 2022 was from municipalities

and municipal agencies in Puerto

Rico and 76% was from

the
public corporation, the Puerto Rico central government and agencies, and

U.S. federal government agencies in Puerto Rico.
Instability in economic conditions,

delays in the receipt of

disaster relief funds allocated

to Puerto Rico, and

the potential impact on
asset

values

resulting

from

past

or

future

natural

disaster

events,

when

added

to

Puerto

Rico’s

ongoing

fiscal

challenges,

could
materially adversely affect our business, financial condition, liquidity,

results of operations and capital position.

A

deterioration

in

economic

conditions

in

the

U.S.

Virgin

Islands

and

British

Virgin

Islands

could

harm

our

results

of
operations.

For

many

years,

the

USVI

has

been

experiencing

a

number

of

fiscal

and

economic

challenges

that

have

deteriorated

the

overall
financial

and

economic

conditions

in

the

area.

On

March

4,

2022,

the

United

States

Bureau

of

Economic

Analysis

(the

“BEA”)
released

its

estimates

of

gross

domestic

product

(“GDP”)

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

and stored

in the
islands. In

addition, there

were reductions

in imports

of goods

including consumer

goods and

equipment, and

in imports

of services.
According

to the

BEA, expenditures

funded by

the various

federal grants

and transfer

payments are

reflected in

the GDP

estimates;
however,

the full

effects

of the

pandemic

cannot be

quantified in

the GDP

statistics for

the USVI

because the

impacts are

generally
embedded in source data and cannot be separately identified.

Nonetheless,

over

the

past

two

years,

the

USVI

has

been

recovering

from

the

adverse

impact

caused

by

COVID-19

and

has
continued to make progress

on its rebuilding efforts

related to Hurricanes Irma

and Maria in 2017.

According to data published

by the
government,

over

$1.4

billion

in

disaster

recovery

funds

were

disbursed

during

2021

and

2022,

up 22%

from

the

preceding

2-year
period. On the fiscal front, revenues have trended positively and the USVI Government successfully completed the

restructuring of the
government employee

retirement system. Although

no official

GDP data has

been released

for 2021

and/or 2022, the

aforementioned
developments,

as

well

as

the

positive

trend

reflected

by

key

economic

indicators

such

as

visitor

arrivals,

non-farm

payrolls

and
unemployment rate potentially indicate that the territory has experienced an overall economic recovery since 2020.

PROMESA

does

not

apply

to the

USVI

and,

as such,

there

is currently

no federal

legislation

permitting

the restructuring

of

the
debts of

the USVI

and

its public

corporations

and instrumentalities.

To

the extent

that the

fiscal condition

of the

USVI government
continues to

deteriorate, the

U.S. Congress

or the government

of the

USVI may enact

legislation allowing

for the restructuring

of the
financial

obligations

of

the

USVI

government

entities

or

imposing

a

stay

on

creditor

remedies,

including

by

making

PROMESA
applicable to the USVI.

As of

December 31,

2022, the

Corporation had

$38.0 million

in loans

to USVI

government and

public corporations,

compared to
$39.2 million as of December 31,

2021. As of December 31, 2022,

all loans were currently performing

and up to date on principal

and
interest payments.

A

deterioration

in

economic

conditions

in

USVI

and

the

BVI

region

could

adversely

affect

our

business,

financial

condition,
liquidity, results of operations

and capital position.
We are subject to ESG risks that

could adversely affect our reputation and the market price of our securities.
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

and results of operations.
Additionally,

concerns over

the long-term

impacts of

climate change

have led

and will

continue to

lead to

governmental efforts

to
mitigate

those

impacts.

Consumers

and

businesses

also

may

change

their

behavior

on

their

own

as

a

result

of

these

concerns.

The
Corporation

and

its

customers

will

need

to

respond

to

new

laws

and

regulations

as

well

as

consumer

and

business

preferences
resulting from climate change concerns.
Finally,

regulatory

authorities,

shareholders,

customers

and

other

stakeholders

are

considering

how

corporations

are

addressing
ESG

issues.

Regulations

already

adopted

or

being

considered

may

expand

mandatory

and

voluntary

reporting,

diligence

and
disclosure on specific ESG topics, such as greenhouse gas

emissions and other climate matters. These requirements

would likely result
in

increased ESG related

compliance

costs,

which

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

ongoing

conflict

between

Russia

and

Ukraine;

negative

global

climate
patterns, especially

in water

stressed regions;

or other

catastrophic events,

such as

fires or

other disasters

occurring at

our locations,
whether occurring in

Puerto Rico, the U.S., or

internationally,

could cause a significant

adverse effect on the

economy and disrupt our
operations.

Certain areas

in which

our business

is concentrated,

including

Puerto

Rico and

the USVI,

are particularly

susceptible

to
earthquakes, hurricanes,

and major

storms. Further,

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
Deterioration in collateral values may result in additional losses.

Our business is affected by the value of the assets securing our loans or underlying our investments.

We

had a

commercial and

construction loan

portfolio held

for investment

in the

amount of

$5.4 billion

as of

December 31,

2022.
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
Deterioration

of the

value of

real estate

collateral securing

our construction,

commercial and

residential mortgage

loan portfolios,
whether

located in

Puerto Rico

or elsewhere,

would result

in increased

credit losses. As

of December

31, 2022,

approximately

20%
and 25% of our loan portfolio held for investment consisted of commercial mortgage and residential real estate loans, respectively.
Whether the collateral

that underlies our

loans is located

in Puerto Rico, the

USVI, the BVI, or

the U.S. mainland,

the performance
of our

loan portfolio

and the

collateral value

backing the

transactions are

dependent upon

the performance

of, and

conditions within,
each

specific

real

estate

market.

As

of

December

31,

2022,

our

commercial

mortgage

and

construction

real

estate

loans

held

for
investment in

the Puerto

Rico and

Virgin

Islands regions

and Florida

region amounted

to $1.9

billion and

$0.6 billion,

respectively,
which constituted 22% of the total loan portfolio held for investment.

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

States, the

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
RISKS RELATING TO

THE CORPORATION’S

BUSINESS
Certain funding sources may not be available to us and our funding sources may prove insufficient and/or costly to replace.

FirstBank

relies

primarily

on

customer

deposits,

the

issuance

of

brokered

CDs,

and

advances

from

the

FHLB

of

New

York

to
maintain its lending

activities and to replace

certain maturing liabilities.

As of December 31,

2022, we had $105.8

million in brokered
CDs outstanding,

representing approximately

1% of our

total deposits. Approximately

$55.7 million, or

53% in brokered

CDs mature
over the twelve months

ending December 31, 2023, and

the average remaining term to

maturity of the brokered CDs outstanding

as of
December 31, 2022 was approximately 1.6

years. None of these brokered CDs are callable at the Corporation’s option. In addition, the
Corporation had

$675 million

of FHLB

advances outstanding

as of

December 31,

2022, of

which $475.0

million are

short-term and
are scheduled

to mature

within the

next three

months and

$200 million

are long-term

and are

scheduled to

mature over

three to

five
years.

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

The
recent rising interest

rate environment has

and may continue

to increase the

borrowing costs associated

with any additional

financing.
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
to

service

the

interest

payments

on

our

TRuPs

and

other

obligations.

FirstBank

is

limited

by

law

in

its

ability

to

make

dividend
payments

and other

distributions

to us

based

on its

earnings and

capital position.

A failure

by

FirstBank

to generate

sufficient

cash
flow to make dividend payments to us may have a negative impact on our results of operations and financial condition.

Our level of non-performing assets may adversely affect our future results of operations.

Non-performing

assets decreased

by $28.9

million to

$129.2 million

as of

December 31,

2022, or

18%, from

$158.1 million

as of
December 31,

2021. As of

December 31, 2022,

we continued to

have a relevant

amount of nonaccrual

loans, even though

nonaccrual
loans decreased

by $20.8

million to

$89.9 million

as of

December 31,

2022, or

19%, from

$110.7

million as

of December

31, 2021.
Our

nonaccrual

loans represent

approximately

1% of

our $11.6

billion

loan

portfolio

as of

December 31,

2022.

If we

are unable

to
effectively maintain the quality

of our loan portfolio, our financial

condition and results of operations

may be materially and adversely
affected.
Our allowance for credit losses (“ACL”) may not be adequate to cover actual losses, and we may be required to materially
increase our ACL, which may adversely affect our capital

ratios, financial condition and results of operations.

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

credit losses or may

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

ACL reflects

management’s

estimates based

upon various

assumptions and

judgments as

to specific

credit risks;
evaluation of

industry concentrations;

loan loss

experience; current

loan portfolio

quality; present

economic, political

and regulatory
conditions;

unidentified

losses inherent

in the

current

loan portfolio

and reasonable

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

things,

the

following:

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

interest

rate

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

to

operational

functions,

including

information

processing

and

financial

market

settlement

functions.

In

addition,

our
customers,

vendors

and

counterparties

could

suffer

from

such

events.

Should

these

events

affect

us,

or

the

customers,

vendors

or
counterparties with

which we

conduct business,

our consolidated

results of

operations could

be negatively

affected. When

we record
balance

sheet

reserves

for

probable

loss

contingencies

related

to

operational

losses,

we

may

be

unable

to

accurately

estimate

our
potential

exposure,

and

any

reserves

we

establish

to

cover

operational

losses

may

not

be

sufficient

to

cover

our

actual

financial
exposure, which

may have

a material

impact on

our consolidated

results of

operations or

financial condition

for the

periods in

which
we recognize the losses.
Our failure to attract and retain a qualified workforce could harm our overall business and results of operations.

The Corporation’s

success depends,

in large

part, on its

ability to attract

and retain

skilled, experienced personnel.

Competition for
qualified

candidates

in

the

activities

and

markets

that

the

Corporation

and

FirstBank

serves

is

intense,

and

while

the

Corporation
invests significantly

in the training

and development of

its employees,

it may not

be able to

hire people or

to retain them.

In addition,
high inflation

has impacted

both cost

structure and

employee demand

for wage

growth, which

may lead

to sustained

higher turnover
rates.

If

the

Corporation

is

unable

to

retain

its

most

qualified

employees,

its

performance

and

competitive

positioning

could

be
materially adversely affected.
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
Our relationships

with many of

our customers

are predicated upon

our reputation

as a fiduciary

and a service

provider that adheres
to

the

highest

standards

of

ethics,

service

quality

and

regulatory

compliance.

Adverse

publicity,

regulatory

actions,

litigation,
operational failures, the failure to meet customer expectations and other issues with respect to one or more of our businesses, including
FirstBank as our banking

subsidiary, could

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
Goodwill is

tested for

impairment on

an annual

basis, and

more frequently

if events

or circumstances

lead management

to believe
the values of

goodwill may

be impaired.

Other intangible assets

are amortized

over the projected

useful lives of

the related intangible
asset,

generally

on

a

straight-line

basis,

and

these

assets

are

reviewed

periodically

for

impairment

when

events

or

changes

in
circumstances

indicate

that

the

fair

value

may

not

exceed

their

carrying

amount.

Factors

that

may

be

considered

a

change

in
circumstances

indicating

that

the

carrying

value

of

the

goodwill

or

amortizable

intangible

assets

may

not

be

recoverable

includes
reduced future

cash flow estimates,

decreases in the

current market

price of

our common

shares, negative

information concerning

the
terminal value of similarly situated insured depository institutions, and slower growth rates in the industry.
The goodwill

annual impairment

evaluation process

includes a

qualitative assessment

of events

and circumstances

that may

affect
the reporting unit's fair value

to determine whether it was more

likely than not that the fair

value of any reporting unit was

less than its
carrying amount, including goodwill. If the result of the

qualitative assessment indicates that it is more likely than not that the carrying
value of

goodwill exceeds

its fair

value, a

quantitative analysis

is made

to determine

the amount

of goodwill

impairment. Analyzing
goodwill

includes

consideration

of

various

factors

that

continue

to

rapidly

evolve

and

for

which

significant

uncertainty

remains,
including the

pace of

economic recovery

from the

ongoing impacts

of the

COVID-19 pandemic.

Further weakening

in the

economic
environment, such as decline in the performance

of the reporting units or other factors, could cause the

fair value of one or more of the
reporting

units

to

fall

below

their

carrying

value,

resulting

in

a

goodwill

impairment

charge.

Actual

values

may

differ

significantly
from this assessment. Such

differences could result

in future impairment of

goodwill that would,

in turn, negatively

impact our results
of

operations

and

the

reporting

unit

to

which

the

goodwill

relates.

During

the

fourth

quarter

of

2022,

management

performed

a
qualitative

analysis

of

the

carrying

amount

of

goodwill,

and

concluded

that

it

is

more-likely-than-not

that

the

fair

value

of

the
reporting units exceeded their carrying value. Therefore, no quantitative analysis was required.

As of

December 31,

2022, the

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

reduce FirstBank’s

earnings and

thereby restrict FirstBank’s
ability to make dividend payments to us without prior

regulatory approval, because Federal Reserve policy states

that the bank holding
company dividends should be paid from current earnings.

Recognition of deferred tax assets is dependent upon the generation of future taxable income by the Bank.

As

of

December

31,

2022,

the

Corporation

had

a

deferred

tax

asset

of

$155.6

million

(net

of

a

valuation

allowance

of

$185.5
million, including

a valuation

allowance of

$149.5 million

against the

deferred tax

assets of

FirstBank). Under

the 2011

PR Code,

as
amended, the

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

circumstances

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
Our ability to use our NOL carryforwards may be limited.
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

be entirely effective.

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

online and digital

customer
services to

better

meet our

customer’s

needs.

These threats

may

derive

from fraud

or malice

on the

part of

our employees

or third-
party

providers

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

business-as-usual

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

cyber-attacks,
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
State,

federal,

and

foreign

governments

are

increasingly

enacting

laws

and

regulations

governing

the

collection,

use,

retention,
sharing, transfer,

and security

of personally

identifiable information

and data.

A variety

of federal,

state, local,

and foreign

laws and
regulations,

orders,

rules,

codes,

regulatory

guidance,

and

certain

industry

standards

regarding

privacy,

data

protection,

consumer
protection,

information

security,

and

the

processing

of

personal

information

and

other

data

apply

to

our

business.

State

laws

are
changing

rapidly,

and

new

legislation

proposed

or

enacted

in

a

number

of

other

states

imposes,

or

has

the

potential

to

impose,
additional obligations

on companies

that process

confidential, sensitive

and personal

information, and

will continue

to shape

the data
privacy

environment

nationally.

The

U.S.

federal

government

is

also

focused

on

privacy

matters.

Any

failure

by

us

or

any

of

our
business

partners

to

comply

with

applicable

laws,

rules,

and

regulations

may

result

in

investigations

or

actions

against

us

by
governmental entities, private

claims and litigation, fines,

penalties or other liabilities.

Such events may increase

our expenses, expose
us to

liabilities, and

impair our reputation,

which could have

a material

adverse effect

on our business.

While we

aim to comply

with
applicable data protection

laws and obligations

in all material

respects, there

is no assurance

that we will

not be subject

to claims that
we

have

violated

such

laws

and

obligations,

will

be

able

to

successfully

defend

against

such

claims,

or

will

not

be

subject

to
significant fines

and penalties

in the

event of

non-compliance. Additionally,

to the

extent multiple

state-level laws

are introduced

in
the U.S. with

inconsistent or conflicting

standards and there

is no federal

law to preempt

such laws, compliance

with such laws

could
be difficult and costly,

or impossible, to achieve, and we could be subject to fines and penalties in the event of non-compliance.
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
regulation by OCIF.
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

Our

compensation

practices

are

subject

to

oversight

by

the

Federal

Reserve

Board

and

the

FDIC.

Any

deficiencies

in

our
compensation

practices

may

be

incorporated

into

our

supervisory

ratings,

which

can

affect

our

ability

to

make

acquisitions

or
perform other actions. In addition,

the regulation of our compensation practices has and may continue to change in the future.
Our

compensation

practices

are subject

to

oversight

by

the Federal

Reserve

Board

and

the FDIC.

As discussed

in

Item

1

of

this
Annual Report

on Form 10-K,

the Corporation

currently is subject

to the interagency

guidance governing

the incentive compensation
activities of regulated

banks and bank

holding companies,

and other financial

regulators have also

implemented regulations

regarding
compensation

practices.

Our

failure

to

satisfy

these

restrictions

and

guidelines

could

expose

us

to

adverse

regulatory

criticism,
lowered supervisory ratings, and restrictions on our operations and acquisition activities.

The scope and

content of the U.S.

financial regulators’ policies

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

2022, and

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

If we fail to maintain certain capital

levels or are deemed not well managed under

regulatory
exam procedures,

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

The monetary policies

and regulations of

the Federal Reserve Board,

which during 2022

included, but were not

limited to, multiple
increases in

the federal

funds rate

to reduce

inflation, have

had a

significant effect

on the

operating results

of commercial

banks and
are

expected

to

continue

to

do

so

in

the

future.

The

effects

of

such

policies

upon

our

business,

financial

condition

and

results

of
operations have been and may continue to be adverse.

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

could have a material adverse

effect on our business, financial
condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, First BanCorp. has ownership in the following three main buildings located in Puerto Rico:
-
Headquarters –

Located at

First Federal

Building, 1519

Ponce de

León Avenue,

San Juan,

Puerto Rico.

Approximately 51%
of this 16-story office building is owned by the Corporation.
-
Service Center – Located at

1130 Muñoz Rivera

Avenue,

Hato Rey, Puerto

Rico. This facility,

which is fully occupied by the
Corporation,

houses

over

1,000

employees

from

operations

and

accommodates

branch

operations,

mortgage

operations,
Collections and Loss Mitigation, data processing and administrative and certain other offices.
-
Consumer Lending

Center –

Located at

876 Muñoz

Rivera Avenue,

Hato Rey,

Puerto Rico.

This three-story

facility is

fully
occupied

by

the

Corporation

and

accommodates

a

retail

branch,

Money

Express,

Auto

Financing

and

Leasing

and

a
FirstBank Insurance Agency office, among others.
The

Corporation

owns

16 retail

branches

and 6

office

centers,

other

facilities,

and/or

parking

lots. It

leases 89

branch

premises,
loan

and

office

centers

and

other

facilities.

In

certain

situations,

financial

services

such

as

mortgage

and

insurance

businesses

and
commercial banking

services are

in the

same building

or branch.

All of

these premises

are in

Puerto Rico,

Florida,

the USVI

and the
BVI.

Management

believes

that

the

Corporation’s

properties

are

well

maintained

and

are suitable

for

the

Corporation’s

business

as
presently conducted.
Item 3. Legal Proceedings

Reference

is

made

to

Note

29,

“Regulatory

Matters,

Commitments

and

Contingencies,”

to

the

audited

consolidated

financial
statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosure.

Not applicable.

PART

II

Item 5. Market for Registrant’s Common Equity and Related

Stockholder Matters and Issuer Purchases of Equity Securities
INFORMATION ABOUT

MARKET AND HOLDERS
The Corporation’s

common stock

is traded

on the

New York

Stock Exchange

(“NYSE”) under

the symbol

FBP.

On February

21,
2023, there

were 320 holders

of record

of the Corporation’s

common stock,

not including

beneficial owners

whose shares are

held in
the name of brokers or other nominees.
As of

December 31,

2022 and

December 31,

2021, the

Corporation had

40,954,057

and 21,836,611

shares held

as treasury

stock,
respectively.

Refer to

“Stock Repurchases”

section for

more information

on common

stock repurchases

during the

fourth quarter

of
2022

held as treasury stock.
DIVIDENDS
Since November

2018, the

Corporation has

made quarterly

cash dividend

payments on

its shares

of common

stock. On

April 27,
2022, the Corporation announced that

it had increased the quarterly cash

dividend payment on common stock,

from $0.10 to $0.12 per
share,

commencing

in

the

second

quarter

of

2022.

In

addition,

on

February

9,

2023

the

Corporation

announced

that

its

Board

of
Directors

had

declared

a

quarterly

cash

dividend

of

$0.14

per

common

share,

which

represents

an

increase

of

17%

or

$0.02

per
common

share

compared

to

its

most

recent

dividend

paid

in

December

2022.

The

dividend

is

payable

on

March

10,

2023

to
shareholders of

record at

the close

of business

on February

24, 2023.

The Corporation

intends to

continue to

pay quarterly

dividends
on common stock. However,

the Corporation’s common

stock dividends, including the declaration, timing and

amount, remain subject
to

consideration

and

approval

by

the

Corporation’s

Board

Directors

at

the

relevant

times.

Information

regarding

restrictions

on
dividends, is set forth in Item 1, “Business -Supervision and Regulation

–

Dividend Restrictions” and incorporated herein by reference.

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

Nonresident U.S. citizens
have the right to partial or total exemptions under section 1062.08 of the 2011 PR Code.
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
10% withholding, but they must declare any dividend as ordinary income on their

Puerto Rico income tax return.

STOCK REPURCHASES
Since

April

2021,

the

Corporation’s

Board

of

Directors

has

announced

two

repurchase

program

authorizations

for

repurchases
totaling

up

to

$650

million

of

the

Corporation’s

outstanding

stock.

Repurchases

under

the

program

may

be

executed

through

open
market

purchases,

accelerated

share

repurchases

and/or

privately

negotiated

transactions

or

plans,

including

under

plans

complying
with Rule

10b5-1 under

the Exchange

Act.

During 2022,

the Corporation

repurchased 3,409,697

shares of

its common

stock for

the
$50 million

remaining under

an authorization

to repurchase

covering up

to $300

million in

shares of

outstanding

stock approved

by
the Board of

Directors and publicly

announced by

the Corporation

on April 26,

2021, and 16,003,674

shares of its

common stock

for
$225.0 million under

the most recent authorized

$350 million stock repurchase

program publicly announced

on April 27, 2022.

As of
December

31,

2022,

the

Corporation

has

remaining

authorization

to

repurchase

approximately

$125

million

of

common

stock.

The
amount

and

timing

of

stock

repurchases

will

be

based

on

various

factors,

including

our

capital

requirements,

market

conditions
(including the trading price of our stock), and regulatory and legal considerations.
The following table provides information relating to the

Corporation’s purchases of

shares of its common stock in the fourth quarter
of 2022.
Approximate Dollar

Value of

Shares
Total

Number of
That May Yet

be
Shares Purchased Purchased Under
Average

as Part of Publicly These Plans or
Total

number of

Price Announced Plans Programs
Period
shares purchased

Paid
Or Programs

(In thousands)
(1)
October 1, 2022 to October 31, 2022

1,649,963 $ 15.18
1,646,805
150,000
November 1, 2022 to November 30, 2022 - -
-
150,000
December 1, 2022 to December 31, 2022 1,902,468 13.14
1,902,468
125,000
Total 3,552,431
(2)(3)
3,549,273
(1)
As

of

December 31,

2022,

the

Corporation

was

authorized to

purchase up

to

$350

million of

the

Corporation’s

common

stock under

the

program,

that

was
publicly

announced on

April

27,

2022,

of

which $225

million had

been

utilized.

The

remaining $125

million

in

the

table

represents the

remaining

amount
authorized under

the

stock repurchase

program as

of

December 31,

2022.

The program

does not

obligate the

Corporation to

acquire any

specific number

of
shares, does not

have an expiration

date and may

be modified, suspended, or

terminated at any

time at the

Corporation's discretion.

Under the stock

repurchase
program, shares may be repurchased through open market purchases, accelerated share repurchases and/or privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
(2)
Includes 3,549,273 shares of common stock repurchased in

the open market at an average price of $14.09 for a

total purchase price of approximately $50 million.
(3)
Includes 3,158 shares of common stock acquired by

the Corporation to cover minimum tax withholding obligations upon the vesting of equity-based awards. The
Corporation intends

to continue

to satisfy

statutory tax

withholding obligations

in connection

with the

vesting of

outstanding restricted

stock and

performance
units through the withholding of shares.

PERFORMANCE OF FIRST BANCORP'S
COMMON STOCK BASED ON TOTAL RETURN
$200
$150
$100
$50
$0
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
First Bank
S&P 500
S&P Supercom Banks Index

STOCK PERFORMANCE GRAPH
The

following

graph

shall

not

be

deemed

incorporated

by

reference

into

any

filing

under

the

Securities

Act

or

the

Exchange

Act,
except

to

the

extent

that First

BanCorp.

specifically

incorporates

this information

by

reference,

and

shall not

otherwise

be

deemed
filed with the SEC.
The

graph

below

compares

the

cumulative

total

stockholder

return

of

First

BanCorp.

during

the

measurement

period

with

the
cumulative

total return,

assuming reinvestment

of dividends,

of the

S&P 500

Index and

the S&P

Supercom

Banks Index

(the “Peer
Group”).

The Performance

Graph assumes

that $100

was invested

on December

31, 2017

in each

of First

BanCorp. common

stock,
the S&P 500 Index and

the Peer Group. The comparisons

in this table are set forth

in response to SEC disclosure requirements

and are
therefore not intended to forecast or be indicative of future performance of First BanCorp.’s common

stock.
The cumulative total stockholder return was obtained

by dividing (i) the cumulative amount of dividends per share,

assuming dividend
reinvestment since

the measurement

point, December 31,

2017 plus (ii)

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

of
America

(“GAAP”).

See

“Special

Items”

and

“Basis

of

Presentation”

below

for

information

about

why

non-GAAP

financial
measures are presented

and the reconciliation

of non-GAAP financial

measures to the

most comparable GAAP

financial measures for
which the reconciliation is not presented earlier.
The detailed financial discussion that follows focuses on

2022 results compared to 2021.

For a discussion of 2021 results compared
to

2020,

see

Item

7,

Management’s

Discussion

and

Analysis

of

Financial

Condition

and

Results

of

Operations

included

in

the
Corporation’s

Annual

Report

on

Form

10-K

for

the

year

ended

December

31,

2021,

filed

with

the

Securities

and

Exchange
Commission (“SEC”) on March 1, 2022.
In

this

discussion

and

analysis

of

our

financial

condition

and

results

of

operations,

we

have

included

information

that

may
constitute

“forward-looking

statements”

within

the

meaning

of

the

safe

harbor

provisions

of

Section

27A

of

the

Securities

Act

of
1933, as amended

(the “Securities Act”),

and Section 21E

of the Securities Exchange

Act of 1934, as

amended (the “Exchange

Act”).
Forward-looking statements are not historical

facts or statements of current conditions,

but instead represent only our beliefs regar

ding
future events, many of

which, by their nature, are inherently

uncertain and outside our control.

By identifying these statements

for you
in this manner,

we are alerting you to

the possibility that our actual

results, financial condition, liquidity

and capital actions may

differ
materially from the anticipated results,

financial condition, liquidity and capital

actions in these forward-looking statements.

Important
factors that

could cause

our results,

financial condition,

liquidity and

capital actions

to differ

from those

in these

statements include,
among others, those described in “Risk Factors” in Part I, Item 1A of this Form 10-K.
DESCRIPTION OF BUSINESS
First BanCorp.

is a diversified

financial holding

company headquartered

in San Juan,

Puerto Rico offering

a full range

of financial
products to

consumers and

commercial customers

through various

subsidiaries. First

BanCorp.

is the

holding company

of FirstBank
Puerto

Rico

(“FirstBank”

or the

“Bank”)

and

FirstBank

Insurance

Agency.

Through

its wholly

-owned

subsidiaries,

the Corporation
operates

in

Puerto

Rico,

the

United

States

Virgin

Islands

(“USVI”),

the

British

Virgin

Islands

(“BVI”),

and

the

state

of

Florida,
concentrating on

commercial banking,

residential mortgage loans,

credit cards, personal

loans, small loans,

auto loans and

leases, and
insurance agency activities.
SIGNIFICANT EVENTS
Economy
The Corporation

remains cautiously optimistic

on economic conditions

in Puerto Rico,

its principal market.

Total

non-farm payroll
employment

rose

to

a

decade

high

of

927,100

in

December

2022,

or

a

4%

year-over-year

increase.

Moreover,

the

most

recent
Economic Development

Bank for

Puerto Rico’s

Economic Activity

Index (“EDB-EAI”),

which is

highly correlated

to Puerto

Rico’s
real gross

national product

(“GNP”) in

both level

and annual

growth rates,

showed a

2.6% growth

for the

first nine

months of

2022.
Although

global

expectations

point

to

an

economic

slowdown

in

the

United

States,

the

Corporation

expects

growth

in

the

local
economy

to

be

sustained

by

the

large

amount

of

federal

disaster

relief

funds

that

are

pending

to

be

disbursed.

Over

$45

billion
remaining

obligated

disaster

recovery

funding

has

been

earmarked

to

support

broad

based

economic

development

and

rebuilding
initiatives.

Growth

in

economic

activity,

the

robustness

of

the

labor

market,

supply

chain

complications

and

geopolitical

matters,

have
contributed to rising

inflation. In response,

the Federal Reserve (the

“FED”) has raised interest

rates and has

been reducing the

size of
its balance

sheet. Furthermore,

the FED

signaled that

it would

continue to

implement these

policy actions

in order

to bring

inflation
down. The

timing and

impact of

inflation and

rising interest

rates on

our business

and related

financial results

will depend

on future
developments, which are highly uncertain and difficult

to predict.

We

delivered positive

results in

2022, driven

by continued

execution of

strategic initiatives

including loan

and lease

growth,

and
expanded

fee

income

while

maintaining

disciplined

expense

management.

Credit

continues

to

perform

well,

reflecting

lower
nonaccrual and adversely

classified loan balances,

as well as charge

-off rates that

are still lower

than pre-pandemic

levels. We

remain
vigilant to

changing global

economic conditions

and the

effect that

restrictive monetary

policies may

continue to

have on

the overall
inflationary

environment.

We

believe

that

the Corporation

is well

equipped

to manage

rising market

challenges

going into

the

next
cycle.

We

are

highly

encouraged

by

the

growth

prospects

in

our

main

market,

which

should

continue

to

benefit

from

rebuilding
activity over the next few years.

See

“Update

on

the

Puerto

Rico

Fiscal

Situation”

below

for

additional

information

on

the

economic

and

fiscal

crisis

that

Puerto
Rico has experienced for more than a decade.
Return of Capital to Shareholders
In 2022, the

Corporation returned

approximately $363

million, or 119%

of 2022 earnings,

to its shareholders

through $275

million
in repurchases of common stock and the payment of $88 million in common stock dividends.

For the year ended December

31, 2022, the Corporation repurchased

approximately 19.4 million shares of

common stock for a total
purchase

price

of

$275.0

million

under

previously

publicly-announced

stock

repurchase

programs.

Of

this

total,

$225.0

million

of
common

stock,

representing

16.0

million

common

shares

at

a

weighted-average

price

of

$14.06,

were

repurchased

under

the

$350
million

stock

repurchase

program

announced

on

April

27,

2022

(the

“2022

Repurchase

Plan”).

As

of

February

21,

2023,

the
Corporation

has

repurchased

approximately

18.1

million

shares

of

common

stock

totaling

$254.9

million

through

open

market
purchases

under

the

2022

Repurchase

Plan.

With

the

additional

purchases,

the

Corporation

has

$95.1

million

remaining

for

share
repurchases under the 2022 Repurchase Plan.
On February

9, 2023,

the Corporation’s

Board of

Directors declared

a quarterly

cash dividend

of $0.14

per common

share, which
represents an

increase of

$0.02 per

common share,

or a

17% increase,

compared to

its most

recent dividend

paid in

December 2022.
The dividend

is payable

on March

10,

2023 to

shareholders of

record

at the

close of

business on

February

24, 2023.

The increased
quarterly dividend level equates to an annualized dividend of $0.56 per common share.
LIBOR Transition
On January 1, 2022,

the publication of certain

U.S. Dollar (“USD”) LIBOR

settings ceased. The

publication of the most

commonly
used

overnight,

one-month,

three-month,

six-month

and

twelve-month

USD

LIBOR

will

cease

immediately

after

June

30,

2023,
except that

per the

UK Financial

Conduct Authority

(the “FCA”)

proposal, the

one-, three-,

and six-month

tenors will

continue to

be
published on a “non-representative,” synthetic basis until September

30, 2024.

The Adjustable

Interest Rate

Act (the

“LIBOR Act”),

that was

enacted in

March 2022,

provides

a statutory

framework to

replace
USD LIBOR

for

contracts

governed

by

U.S.

law

that

do

not have

clear

and

practicable

provisions

for

replacing

USD LIBOR

after
June

30,

2023

(“tough

legacy

contracts”).

On

December

16,

2022,

the

FED

adopted

final

rule

12

C.F.R.

Part

253,

“Regulation
Implementing

the LIBOR

Act (Regulation

ZZ)” (the

“Final Rule”).

The Final

Rule identifies

replacement benchmark

rates based

on
the

Secured

Overnight

Financing

Rate (“SOFR”)

to

replace

the

aforementioned

USD LIBOR

settings

that

will

cease

after

June

30,
2023

in

contracts

subject

to

the

LIBOR

Act.

Under

the

final

rule,

tough

legacy

contracts

will

be

converted

by

operation

of

law

to
various forms of SOFR, along with a spread

adjustment, upon a LIBOR replacement date (i.e.,

the first London banking day after June
30, 2023).

The spread

adjustment was

designed to

compensate for

USD LIBOR

being higher

than SOFR in

two regards.

First, USD
LIBOR

is

an

unsecured

rate

while

SOFR

is

a

secured

rate.

Second,

USD

LIBOR

includes

term

premia.

In

addition,

the

final

rule
codifies

safe harbor

protections

for

selection or

use of

SOFR as

a replacement

benchmark

and

clarifies who

would be

considered

a
“determining person”

able to

elect a

replacement benchmark

when USD

LIBOR ceases

to be

published as

representative on

June 30,
2023.

As of

December 31,

2022, the

Corporation’s

risk exposure

to USD

LIBOR consisted

of the

following: (i)

$1.4 billion

of variable-
rate

commercial

and

construction

loans

(including

unused

commitments),

(ii)

$44.6

million

of

U.S.

agencies

debt

securities

and
private label mortgage-backed securities

(“MBS”) held as part

of the available-for-sale

debt securities portfolio, (iii)

$124.4 million of
Puerto

Rico

municipalities

bonds

held

as

part

of

the

held-to-maturity

debt

securities

portfolio,

and

(iv)

$183.8

million

of

junior
subordinated

debentures

reported

as

other

borrowings

in

the

accompanying

audited

consolidated

statements

of

financial

condition
included

in

Item

8

of

this

Form

10-K.

Most

of

these

contracts

contain

adequate

features

to

convert

to

an

alternative

interest

rate;
however,

as

of

December

31,

2022,

contracts

totaling

approximately

$338.6

million

do

not

contain

fallback

language

mainly
consisting of the aforementioned

Puerto Rico municipalities bonds held

as part of the held-to-maturity debt

securities portfolio and the
junior

subordinated

debentures.

The

Corporation

expects

to

follow

the

provisions

of

the

LIBOR

Act

and

Regulation

ZZ

for

the
transition of any residual exposure after June 30, 2023.

The Corporation

continues to

execute its

LIBOR transition

workplan. Effective

December 31,

2021, the

Corporation discontinued
originations

that

use

USD

LIBOR

as

a

reference

rate.

In

addition,

the

Corporation

continues

working

with

the

update

of

systems,
processes, documentation, and models, with additional updates expected through 2023.
Legislative and Regulatory
A comprehensive discussion

of legislative and

regulatory matters affecting

us can be

found in Item

1: Business –

“Supervision and
Regulation” section of this Form 10-K.

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

assets,

and

interest-bearing
liabilities; and

(iii) the

repricing characteristics

of these

assets and

liabilities. The

Corporation's results

of operations

also depend

on
the provision

for credit

losses, non-interest

expenses (such

as personnel,

occupancy,

the deposit

insurance premium

and other

costs),
non-interest income (mainly

service charges and

fees on deposits, cards

and processing income,

and insurance income),

gains (losses)
on sales of investments, gains (losses) on mortgage banking activities, and income taxes.
The

Corporation

had

net

income

of

$305.1

million,

or

$1.59

per

diluted

common

share,

for

the

year

ended

December

31,

2022,
compared

to

$281.0

million,

or

$1.31

per

diluted

common

share,

for

the

year

ended

December

31,

2021.

Other

relevant

selected
financial indicators for the periods presented is included below:
Year

Ended December 31,
2022 2021 2020
Key Performance Indicator:
(1)
Return on Average

Assets
(2)
1.57% 1.38% 0.67%
Return on Average

Total Equity
(3)
18.66 12.56 4.59
Efficiency Ratio
(4)
48.25 57.45 59.62
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

The key

drivers of

the Corporation’s

GAAP financial

results for

the year

ended December

31, 2022,

compared to

the year

ended
December 31, 2021, include the following:
●
Net interest income for

the year ended December

31, 2022 was $795.3

million, compared to $729.9

million for the year ended
December 31,

2021. The

increase in

interest income

primarily reflects

a 39

basis points

increase in

the net

interest margin

to
4.12%. The

increase in

the net interest

margin was

mainly driven

by a

higher interest

rate environment

driving an

increase in
yields on

variable-rate commercial

loans,

interest-bearing cash

balances maintained

at the

FED, and

MBS, partially

offset by
higher cost of funds.

See “Net Interest Income” below for additional information.
●
The

provision

for

credit

losses

on

loans,

finance

leases,

unfunded

loan

commitments

and

debt

securities

for

the

year

ended
December 31, 2022

was an expense

of $27.7 million,

compared to a

net benefit of

$65.7 million for

2021. The increase

in the
overall

provision

reflects

the

growth

in

the

loan

portfolio,

primarily

consumer

loans,

and

the

uncertainty

in

the

near-term
macroeconomic

outlook.

The benefit

reported

in 2021

reflected improvement

related

to reduced

uncertainties relating

to the
economic impacts of the COVID-19 pandemic, primarily reflected in the commercial and residential mortgage loan portfolios.
Net

charge-offs

totaled

$34.2

million

for

the

year

ended

December

31,

2022,

or

0.31%

of

average

loans,

compared

to

net
charge-offs

of $55.1

million, or

0.48% of

average loans,

for the

year ended

December 31,

2021. Total

net charge-offs

for the
year ended

December 31,

2021 included

$23.1 million

in net

charge-offs

related to

a bulk

sale of

$52.5 million

of residential
mortgage nonaccrual

loans and related

servicing advance receivables.

Adjusted for those

net charge-offs,

total net charge

-offs
in 2021

on a

non-GAAP basis

were $32.0

million,

or 0.28%

of average

loans.

The increase

in adjusted

net charge

-offs

was
primarily

reflected in

consumer

loans, as

well as

lower commercial

loans loss

recoveries. See

“Provision

for Credit

Losses”
and “Risk Management” below for analyses of the ACL and non-performing assets and related ratios.
●
The Corporation

recorded non-interest

income of

$123.1 million

for the

year ended

December 31,

2022, compared

to $121.2
million for

2021. The

$1.9 million

increase was

primarily driven

by higher

transactional fee

income from

card and

merchant
transactions,

a

higher

realization

of

purchased

income

tax

credits,

and

an

increase

in

service

charges

and

fees

on

deposit
accounts,

partially offset

by a

decrease in

revenues from

mortgage banking

activities, primarily

related to

a lower

volume of
sales. See “Non-Interest Income” below for additional information.

●
Non-interest expenses

for the year

ended December 31,

2022 were

$443.1 million, compared

to $489.0 million

in 2021. Non-
interest

expenses

for

2021

included

$26.4

million

of

merger

and

restructuring

costs

associated

with

the

acquisition

and
integration

of Banco

Santander

Puerto

Rico (“BSPR”)

and

$3.0

million of

COVID-19 pandemic

-related

expenses, primarily
related

to

additional

cleaning,

safety

materials,

and

security

measures.

Adjusted

for

the

above-mentioned

merger

and
restructuring

costs and

COVID-19

expenses,

on

a

non-GAAP basis,

total

non-interest

expenses

in

2022

decreased

by $16.5
million,

when

compared

to

adjusted

total

non-interest

expenses

in

2021,

mainly

driven

by

a

decrease

in

outsourcing
technology service fees, higher

gains on other real

estate owned (“OREO”) activities,

as well as reductions

in the amortization
of intangible

assets and

charges to

legal and

operational reserves.

The efficiency

ratio for

the year

ended December

31, 2022
was

48.25%,

as

compared

to

57.45%

for

2021.

See

“Non-Interest

Expenses”

and

“Special

Items”

below

for

additional
information.

●
For

the

year

ended

December

31,

2022,

the

Corporation

recorded

an

income

tax

expense

of

$142.5

million,

compared

to
$146.8 million

for 2021.

The variance

was primarily

related to

a lower

effective tax

rate as

a result

of a

higher proportion

of
exempt to

taxable income

when compared

to 2021,

partially offset

by higher

pre-tax income.

As of

December 31,

2022, the
Corporation’s

net deferred

tax asset

amounted to

$155.6 million

(net of

a valuation

allowance of

$185.5 million,

including a
valuation

allowance

of

$149.5

million

of

the

Corporation’s

banking

subsidiary,

FirstBank),

compared

to

a

net

deferred

tax
asset

of

$208.4

million

as

of

December

31,

2021.

See

“Income

Taxes”

below

and

Note

22

–

Income

Taxes,

to

the

audited
consolidated financial statements included in Item 8 of this Form 10-K for additional information.

●
As

of

December

31,

2022,

total

assets

were

approximately

$18.6

billion,

down

$2.2

billion

from

December

31,

2021.

The
decrease includes

a $2.1 billion

decline in cash

and cash equivalents

mainly in

connection with customer

deposit withdrawals
and maturities,

as well

as capital

return to

stockholders. In

addition, there

was a $571.4

million decrease

in total

investments,
driven

by

net

unrealized

losses

of

available-for-sale

debt

securities

of

$718.6

million

recorded

during

the

year

attributed

to
changes

in

market

interest

rates.

These

variances

were

partially

offset

by

growth

of

$469.3

million

in

total

loans.

See
“Financial Condition and Operating Data Analysis” below for additional information.

●
As of

December

31,

2022,

total liabilities

were

$17.3

billion,

down

$1.4

billion

from

December

31,

2021.

The decline

was
mainly

driven

by

a

$1.6

billion

decrease

in

total

deposits,

partially

offset

by

a

$250.1

million

net

increase

in

borrowings,
primarily short-term

advances from

the FHLB and

repurchase agreements.

The decline

in total deposits

reflected the

effect of
customers’

allocation

of

cash

into

higher

yielding

alternatives

and

elevated

customer

spending,

as

well

as

the

reduction

in
transactional account balances of government deposits. See

“Risk Management – Liquidity Risk and Capital Adequacy” below for additional information about the Corporation’s

funding sources and strategy.

●
The

Bank’s

primary

sources

of

funding

are

consumer

and

commercial

core

deposits.

As

of

December

31,

2022,

these

core
deposits

funded

71%

of

total

assets.

Other

sources

of

liquidity

include

non-core

deposits,

such

as

brokered

CDs

and
government

deposits as

well

as repurchase

agreements

and

FHLB

advances.

The

Bank

maintains

borrowing

capacity

at

the
FHLB

and

the

FED

Discount

Window.

Although

currently

not

in

use,

as

of

December

31,

2022,

the

Corporation

had
approximately

$1.3

billion

available

for

funding

under

the

FED’s

Discount

Window

and

$644.2

million

available

for
additional borrowing capacity on FHLB lines of credit based on collateral pledged at these entities.
●
As

of

December

31,

2022,

the

Corporation’s

stockholders’

equity

was

$1.3

billion,

a

decrease

of

$776.2

million

from
December 31, 2021.

The decline was driven

by a $718.6

million decrease in

the fair value

of available-for-sale

debt securities
recorded as

part of

accumulated other

comprehensive loss

in the

consolidated statements

of financial

condition, as

a result

of
changes

in

market

interest

rates. The

decrease

in

total stockholders’

equity

also reflects

the

purchase

of

approximately

19.4
million

shares

of

common

stock

for

a

total

purchase

price

of

approximately

$275.0

million

and

$88.2

million

in

dividends
declared to common

stock shareholders during

2022. These variances

were partially offset

by earnings generated during

2022.
The

Corporation’s

common

equity

tier

1

(“CET1”)

capital,

tier

1

capital,

total

capital,

and

leverage

ratios

were

16.53%,
16.53%, 19.21%,

and 10.70%,

respectively,

as of

December 31,

2022, compared

to CET1

capital, tier

1 capital,

total capital,
and leverage ratios

of 17.80%, 17.80%,

20.50%, and 10.14%, respectively,

as of December 31,

2021.

See “Risk Management
– Capital” below for additional information.
●
Total

loan

production,

including

purchases,

refinancings,

renewals,

and

draws

from

existing

revolving

and

non-revolving
commitments, but

excluding the

utilization activity

on outstanding

credit cards,

increased by

$42.9 million

to $4.9

billion for
the

year

ended

December 31,

2022,

compared

to $4.8

billion

for 2021.

The Corporation

originated

$283.6

million

of Small
Business

Administration

Paycheck

Protection

Program

(“SBA

PPP”)

loans

during

the

year

ended

December

31,

2021.
Excluding

SBA

PPP

loan

originations,

total

loan

originations

increased

by

$326.5

million

consisting

of

a

$231.5

million
increase

in

consumer

loan

originations

and

a

$249.7

million

increase

in

commercial

and

construction

loan

originations,
partially offset by a $154.7 million decrease in residential mortgage loan originations.

●
Total

non-performing assets

were $129.2

million as

of December

31, 2022,

a decrease

of $28.9

million, from

December 31,
2021.

The

decrease

was

driven

by:

(i)

a

$12.8

million

decrease

in

nonaccrual

commercial

and

construction

loans,

mainly
related

to

$8.5

million

in

loans

restored

to

accrual

status

and

collections;

(ii)

a

$12.3

million

reduction

in

nonaccrual
residential mortgage loans,

mostly driven by collections

and foreclosures; and

(iii) a $8.1 million

decrease in OREO and

other
assets, mainly

associated with

sales of

OREO residential

properties in

the Puerto

Rico region.

These variances

were partially
offset

by

an

increase

of

$4.3

million

in

nonaccrual

consumer

loans.

See

“Risk

Management

–

Nonaccrual

Loans

and

Non-
Performing Assets” below for additional information.
●
Adversely classified commercial and

construction loans decreased by

$83.7 million to $93.6 million

as of December 31, 2022,
compared to

December 31,

2021. The

decrease was

mostly driven

by $31.8

million in

payoffs and

paydowns associated

with
six commercial and construction loans,

each in excess of $1 million,

the sale of a $23.9 million commercial

and industrial loan
participation

in the

Florida region,

and the

upgrades in

the credit

risk classification

of three

commercial

and industrial

loans
totaling

$12.3

million.

The

Corporation

monitors

its

loan

portfolio

to

identify

potential

at-risk

segments,

payment
performance,

the

need

for

permanent

modifications,

and

the

performance

of

different

sectors

of

the

economy

in

all

of

the
markets where the Corporation operates.

SPECIAL ITEMS
The financial

results for

the year

ended December

31, 2022

did not

include any

significant special

item that

management believes

is
not reflective

of core

operating performance,

is not

expected to

reoccur with

any regularity

or may

reoccur at

uncertain times

and in
uncertain

amounts

(the

“Special

Items”).

The

Corporation’s

financial

results

for

the

years

ended

December

31,

2021

and

2020
included the following Special Items:

Year

ended December 31, 2021
●
Merger and restructuring

costs of $26.4

million ($16.5 million

after-tax) in connection

with the BSPR acquisition

integration
process and

related restructuring

initiatives. Merger

and restructuring

costs included

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

TRuPs.

The gain,

realized at

the holding

company level,
had no effect on the income tax expense in 2020.
●
Benefit

of

$6.2

million

($3.8

million

after-tax)

from

insurance

recoveries.

Insurance

recoveries

included

a

$5.0

million
benefit related

to the final

settlement of the

Corporation’s

business interruption

insurance claim related

to lost profits

caused
by Hurricanes Irma and Maria in 2017.

The

following

table

shows

the

net

income

reported

for

the

year

ended

December

31,

2022

and

reconciles

for

the

years

ended
December

31,

2021

and

2020,

the

reported

net

income

to

adjusted

net

income,

a

non-GAAP

financial

measure

that

excludes

the
Special Items identified above:
Year

Ended December 31,
2022 2021 2020
(In thousands)
Net income, as reported (GAAP) $ 305,072 $ 281,025 $ 102,273
Adjustments:

Merger and restructuring costs
- 26,435 26,509

COVID-19 pandemic-related expenses
- 2,958 5,411
Gain on sales of investment securities - - (13,198)
Partial reversal of deferred tax asset valuation allowance - - (8,000)
Gain on early extinguishment of debt - - (94)
Benefit from hurricane-related insurance recoveries - - (6,153)
Income tax impact of adjustments
(1)
- (11,023) (9,663)
Adjusted net income (Non-GAAP) $ 305,072 $ 299,395 $ 97,085
(1)
See "Special Items" above for the individual tax impact related to the above adjustments, which were based on the Puerto Rico statutory tax rate of 37.5%, as applicable.
Adjusted non-interest

expenses –

The following

tables reconcile

for the years

ended December

31, 2021

and 2020

the non-interest
expenses to adjusted non-interest expenses, which is a non-GAAP financial measure that excludes the relevant Special Items identified
above:
2021
Non-Interest Expenses
(GAAP)
Merger and
Restructuring Costs
COVID 19 Pandemic-
Related Expenses Adjusted (Non-GAAP)
(In thousands)
Non-interest expenses $ 488,974 $ 26,435 $ 2,958 $ 459,581
Employees' compensation and benefits 200,457 - 67 200,390
Occupancy and equipment

93,253 - 2,601 90,652
Business promotion 15,359 - 22 15,337
Professional service fees 59,956 - - 59,956
Taxes, other than income taxes 22,151 - 261 21,890
FDIC deposit insurance 6,544 - - 6,544
Net gain on OREO operations (2,160) - - (2,160)
Credit and debit card processing expenses 22,169 - - 22,169
Communications 9,387 - - 9,387
Merger and restructuring costs 26,435 26,435 - -
Other non-interest expenses 35,423 - 7 35,416
2020
Non-Interest
Expenses (GAAP)
Merger and
Restructuring Costs
COVID 19 Pandemic-
Related Expenses
Hurricane-Related
Insurance Recoveries
Adjusted (Non-
GAAP)
(In thousands)
Non-interest expenses $ 424,240 $ 26,509 $ 5,411 $ (1,153) $ 393,473
Employees' compensation and benefits 177,073 - 1,772 - 175,301
Occupancy and equipment

74,633 - 2,713 (789) 72,709
Business promotion 12,145 - 581 (184) 11,748
Professional service fees 52,633 - 8 (180) 52,805
Taxes, other than income taxes 17,762 - 274 - 17,488
FDIC deposit insurance 6,488 - - - 6,488
Net loss on OREO operations 3,598 - - - 3,598
Credit and debit card processing expenses 19,144 - - - 19,144
Communications 8,437 - 16 - 8,421
Merger and restructuring costs 26,509 26,509 - - -
Other non-interest expenses 25,818 - 47 - 25,771

CRITICAL ACCOUNTING ESTIMATES
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

Accounting

estimates

require

assumptions

and

judgments

about

uncertain

matters

that
could

have

a

material

effect

on

the

consolidated

financial

statements.

The

Corporation’s

critical

accounting

estimates

that

are
particularly

susceptible

to

significant

changes

include

the

following:

(i)

the

ACL;

(ii)

valuation

of

financial

instruments;

and

(iii)
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

held-to-maturity

or

available-for-sale

debt

securities,

and

other

off-balance

sheet

credit

exposures

(
e.g.
, unfunded

loan
commitments). For loans and finance leases, unfunded loan commitments,

and held-to-maturity debt securities, the estimate of lifetime credit losses

includes the

use of

quantitative models

that incorporate

forward-looking macroeconomic

scenarios that

are applied

over
the

contractual

lives

of

the

portfolios,

adjusted,

as

appropriate,

for

prepayments

and

permitted

extension

options

using

historical
experience.

For

purposes

of

the

ACL

for

lending

commitments,

such

allowance

is

determined

using

the

same

methodology

as

the
ACL

for

loans,

while

also

taking

into

consideration

the

probability

of

drawdowns

or

funding,

and

whether

such

commitments

are
cancellable by us. The

ACL for available-for-sale debt

securities is measured using a

risk-adjusted discounted cash flow

approach that
also

considers

relevant

current

and

forward-looking

economic

variables

and

the

ACL

is

limited

to

the

difference

between

the

fair
value of the security

and its amortized cost.

Judgment is specifically applied

in the determination of

economic assumptions, the length
of

the

initial

loss

forecast

period,

the

reversion

of

losses

beyond

the

initial

forecast

period,

historical

loss

expectations,

usage

of
macroeconomic

scenarios,

and

qualitative

factors,

which

may

not

be

adequately

captured

in

the

loss

model,

as

further

discussed
below.
The macroeconomic

scenarios utilized by

the Corporation include

variables that have

historically been key

drivers of increases and
decreases

in

credit

losses.

These

variables

include,

but

are

not

limited

to,

unemployment

rates,

housing

and

commercial

real

estate
prices, gross domestic

product levels, retail

sales, interest rate

forecasts, corporate

bond spreads, and

changes in equity

market prices.
The

Corporation

derives

the

economic

forecasts

it

uses

in

its

ACL

model

from

Moody's

Analytics.

The

latter

has

a

large

team

of
economists, database managers and operational engineers with a history of producing monthly economic forecasts for over 25 years.
The

Corporation

has

currently

set

an

initial

forecast

period

(“reasonable

and

supportable

period”)

of

two

years

and

a

reversion
period of up to three

years, utilizing a straight-line

approach and reverting back

to the historical macroeconomic

mean for Puerto Rico
and the Virgin

Islands regions. For the

Florida region, the methodology

considers a reasonable and

supportable forecast period

and an
implicit reversion towards the historical

trend that varies for each macroeconomic

variable. After the reversion period,

a historical loss
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

applied

at

December

31,

2022,

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
the

portfolio,

such

as deterioration

in

borrower

delinquencies,

or

credit

scores

in

our

residential

real

estate

and

consumer

portfolio.
Further,

the current

fair

value of

collateral

is utilized

to assess

the

expected

credit losses

when

a financial

asset is

considered

to be
collateral dependent.
Our process

for determining

the ACL is

further discussed

in Note

1 –

Nature of

Business and

Summary of

Significant Accounting
Policies,

included

in

Item

8

of

this

Form

10-K.

Also,

see

“Allowance

for

Credit

Losses

for

Loans

and

Finance

Leases”

below

for
additional information on

the weighting of economic

scenarios to estimate the

ACL, changes in key

economic variables, and

the ACL
sensitivity analysis performed as of December 31, 2022.
Valuation

of financial instruments
The measurement

of fair value

is fundamental

to the Corporation’s

presentation of

its financial condition

and results of

operations.
The

Corporation

holds

debt

and

equity

securities,

derivatives,

and

other

financial

instruments

at

fair

value.

The

Corporation’s
significant assets

reflected at

fair value

on a

recurring basis

on the

Corporation’s

financial statements

consisted

of available-for-sale
debt

securities

amounting

to

$5.6

billion

as

of

December

31,

2022.

In

addition,

fair

value

is

also

used

for

measuring

other

non-
recurring fair value assets such as collateral dependent loans, OREO, and loans held for sale.
Assets

and

liabilities

carried

at

fair

value

inherently

include

subjectivity

and

may

require

the

use

of

significant

assumptions,
adjustments and

judgment including,

among others,

discount rates,

cash flows,

default rates,

and loss

rates.

A significant

change

in
assumptions

may

result

in

a

significant

change

in

fair

value,

which

in

turn,

may

result

in

a

higher

degree

of

financial

statement
volatility

and

could

result

in

significant

impact

on

our

results

of

operations,

financial

condition

or

disclosures

of

fair

value
information.

The

fair value

of a

financial

instrument

is the

amount

that would

be received

to

sell an

asset or

paid

to transfer

a

liability

in

an
orderly transaction

between market

participants at

the measurement

date. The

Corporation categorizes

the fair

value of

its available-
for-sale

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

The fair value

of available-for-sale debt

securities was based

on unadjusted quoted

market prices (as

is the case with

U.S. Treasury
securities

and

equity

securities

with

readily

determinable

fair

values),

when

available

(Level

1).

If

quoted

market

prices

are
unavailable, the

fair value

is based on

market prices

for comparable

assets (as is

the case

with MBS

and U.S.

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

Corporation (Level

3). Assets

are classified

in their

entirety based

on the

lowest level

of input

that is

significant to
their fair value measurement.
Private label MBS

are collateralized

by fixed-rate

mortgages on single-family

residential properties

in the U.S.

with original

FICO
scores

over

700

and

moderate

loan-to-value

ratios

(under

80%),

as

well

as

moderate

delinquency

levels.

The

interest

rate

on

the
securities

is variable,

tied to

3-month

LIBOR,

and

limited to

the weighted

-average

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

The
Corporation models the variable cash flow of the security using the 3-month

LIBOR forward curve.
Declines in fair

value that are

credit-related are

recorded on the

balance sheet

through an

ACL with a

corresponding adjustment

to
provision for credit losses and declines that are non-credit-related are recognized through other comprehensive income (loss).
If the

Corporation intends

to sell a

debt security

in an

unrealized loss

position or

determines that

it is more

likely than

not that

the
Corporation will be

required to sell

a debt security

before it recovers

its amortized cost

basis, the debt

security is written

down to fair
value

through

earnings.

As

of December

31,

2022,

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

non-credit-related

factors.

For

debt

securities

in

an

unrealized

loss

position

for

which

the

losses

are
determined to be

the result of both

credit-related and non-credit-related

factors, the credit loss

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

2022,

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

See

Note

25

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
As of December 31,

2022, we had $155.6

million of deferred tax

assets, net of a related

valuation allowance of $185.5

million. The
determination

of

deferred

tax

expense

or

benefit

is

based

on

changes

in

the

carrying

amounts

of

assets

and

liabilities

that

generate
temporary differences

and recognizes

enacted changes

in tax

rates and

laws in

the period

in which

they occur.

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

is subject
to

considerable

judgment

and

requires

the

evaluation

of

positive

and

negative

evidence

that

can

be

objectively

verified.

Positive
evidence

necessary

to

overcome

the

negative

evidence

includes

whether

future

taxable

income

in

sufficient

amounts

and

character
within the carryforward periods is

available under the tax law.

Consideration must be given to

all sources of taxable income including,
as

applicable,

the

future

reversal

of

existing

temporary

differences,

future

taxable

income

forecasts

exclusive

of

the

reversal

of
temporary differences and

carryforwards, and tax planning

strategies. When negative evidence (e.g.,

cumulative losses in recent years,
history

of operating

loss or

tax credit

carryforwards

expiring

unused)

exists, more

positive

evidence

than negative

evidence

will be
necessary.

The Corporation

has concluded

that based on

the level

of positive

evidence, it

is more

likely than

not that

the deferred

tax
asset will be realized, net of the existing valuation allowances at December 31, 2022

and 2021. However, there is no

guarantee that the
tax benefits associated

with the deferred

tax assets will be

fully realized. The

positive evidence considered

by management in

arriving
at

its

conclusion

included

factors

such

as

the

following:

FirstBank’s

three-year

cumulative

income

position;

sustained

periods

of
profitability; management’s

proven ability to

forecast future income

accurately and execute

tax strategies; and

the utilization of NOLs
over the past three years. The negative evidence

considered by management included the following: uncertainties about the state of the
Puerto Rico

economy,

including considerations

relating to

the effect

of hurricane

and pandemic

recovery funds

together with

Puerto
Rico

government

debt

restructuring

and

the

ultimate

sustainability

of

the

latest

fiscal

plan

certified

by

the

Puerto

Rico

Oversight,
Management, and Economic Stability Act (“PROMESA”) oversight board.

See

Note

22

-

Income

Taxes,

to

the

audited

consolidated

financial

statements

included

in

Item

8

on

Form

10-K,

for

further
information related to income taxes.
OTHER ESTIMATES
In addition

to the

critical accounting

estimates we

make in connection

with the

ACL, fair

value measurements,

and the accounting
for income

taxes, the

use of

estimates and

assumptions is

also important

in determining

the accounting

for goodwill

and identifiable
intangible

assets,

pension

and

postretirement

benefit

obligations,

and

provisions

for

losses

that

may

arise

from

litigation

and
regulatory proceedings (including governmental investigations).
Goodwill is

assessed for

impairment at

least annually

and more

frequently if

circumstances exist

that indicate

a possible

reduction
in the

fair value

of a

reporting unit

below its

carrying value.

When assessing

goodwill for

impairment, first,

a qualitative

assessment
can be

made to

determine whether

it is

more likely

than not

that the

estimated fair

value of

a reporting

unit is

less than

its estimated
carrying value. If

the results of the

qualitative assessment are

not conclusive, a

quantitative goodwill test

is performed. Estimating

the
fair

value

of

our

reporting

units

requires

judgment.

Critical

inputs

to

the

fair

value

estimates

may

include

projected

earnings,
macroeconomic conditions,

interest rate

levels, and

peers performance.

See Note 1

– Nature of

Business and

Summary of

Significant
Accounting Policies and

Note 9 –

Goodwill and Other

Intangibles, to the

audited consolidated

financial statements included

in Item 8
of

this Form

10-K,

for

further

information

about

goodwill and

identifiable

intangible

assets, including

intangible

assets recorded

in
connection

with the acquisition of BSPR.

Identifiable

intangible

assets

are

tested

for

impairment

when

events

or

changes

in

circumstances

suggest

that

an

asset’s

or

asset
group’s

carrying

value

may

not

be

fully

recoverable.

Judgment

is

required

to

evaluate

whether

indications

of

potential

impairment
have

occurred,

and

to

test intangible

assets for

impairment,

if

required.

An

impairment

is recognized

if

the

estimated

undiscounted
cash flows

relating to

the asset

or asset

group is

less than

the corresponding

carrying value.

The amortization

of identified

intangible
assets

is

based

upon

the

estimated

economic

benefits

to

be

received

over

their

economic

life,

which

is

also

subjective.

Customer
attrition rates that are based on historical experience are used to determine the estimated economic life of intangibles assets.
As part of the BSPR acquisition,

the Corporation maintains two frozen

qualified noncontributory defined benefit

pension plans, and
a related complementary

postretirement benefits plan

covering medical benefits

and life insurance after

retirement.

Calculation of the
obligations and related

expenses under these

plans requires the

use of actuarial

valuation methods

and assumptions, which

are subject
to

management

judgment

and

may

differ

if

different

assumptions

are

used.

The

discount

rate

assumption

used

to

measure

the
postretirement

benefit obligation

is estimated

as the

single equivalent

rate such

that the

present value

of the

plan’s

projected benefit
obligation cash

flows using

the single

rate equals

the present

value of

those cash

flows using

the above

mean actuarial

yield curves.
See

Note

19

–

Employee

Benefit

Plans,

to

the

audited

consolidated

financial

statements

included

in

Item

8

of

this

Form

10-K,

for
disclosures related to the benefit plans.

As necessary,

we

also estimate

and

provide

for potential

losses that

may

arise out

of litigation

and

regulatory

proceedings

to the
extent

that

such losses

are

probable

and

can be

reasonably

estimated.

Judgment

is required

in making

these

estimates

and

our

final
liabilities may

ultimately be

materially different.

Our total

estimated liability

with respect

to litigation

and regulatory

proceedings is
determined on

a case-by-case basis

and represents

an estimate

of probable

losses after

considering, among

other factors,

the progress
of each case, our experience and the experience of

others in similar cases, proceedings or investigations, and

the opinions and views of
legal counsel.

The outcomes

of legal

actions are

unpredictable and

subject to

significant uncertainties,

and it

is inherently

difficult to
determine whether any loss is probable or even

possible. It is also inherently difficult to estimate

the amount of any loss and there may
be matters for which

a loss is probable or

reasonably possible but not currently

estimable. Accordingly,

actual losses may be in

excess
of

the

established

accrual

or

the

range

of

reasonably

possible

loss.

See

Note

29

–

Regulatory

Matters,

Commitments,

and
Contingencies to the audited consolidated financial statements included in Item 8 of this Form 10-K.

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

In

addition,

variable

sources

of

interest

income,

such

as

loan

fees,

periodic
dividends, and

collection of

interest on

nonaccrual loans,

can fluctuate

from period

to period.

Net interest

income for

the year

ended
December 31, 2022 was $795.3

million, compared to $729.9 million

for 2021.

On a tax-equivalent basis and excluding

the changes in
the fair

value of

derivative

instruments, net

interest income

for the

year ended

December 31,

2022 was

$828.4 million

compared

to
$753.7

million

for

the

year

ended

December

31,

2021.

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
Part I
Average volume Interest income
(1)

/ expense
Average rate
(1)
Year Ended December

31,
2022 2021 2020 2022 2021 2020 2022 2021 2020
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 1,156,127 $ 2,012,617 $ 1,258,683 $ 11,791 $ 2,662 $ 3,388 1.02% 0.13% 0.27%
Government obligations
(2)
2,870,889 2,065,522 878,537 39,033 27,058 21,222 1.36% 1.31% 2.42%
MBS 4,052,660 4,064,343 2,236,262 85,090 57,159 48,683 2.10% 1.41% 2.18%
FHLB stock 20,419 28,208 32,160 1,114 1,394 1,959 5.46% 4.94% 6.09%
Other investments 12,747 10,254 6,238 126 61 41 0.99% 0.59% 0.66%
Total investments
(3)
8,112,842 8,180,944 4,411,880 137,154 88,334 75,293 1.69% 1.08% 1.71%
Residential mortgage loans 2,886,594 3,277,087 3,119,400 160,359 177,747 166,019 5.56% 5.42% 5.32%
Construction loans 121,642 181,470 168,967 7,350 12,766 9,094 6.04% 7.03% 5.38%
Commercial and Industrial ("C&I") and Commercial
Mortgage loans 5,092,638 5,228,150 4,387,419 281,486 261,333 214,830 5.53% 5.00% 4.90%
Finance leases 636,507 518,757 440,796 46,842 38,532 32,515 7.36% 7.43% 7.38%
Consumer loans 2,461,632 2,207,685 1,952,120 262,542 239,725 216,263 10.67% 10.86% 11.08%
Total loans
(4)(5)
11,199,013 11,413,149 10,068,702 758,579 730,103 638,721 6.77% 6.40% 6.34%

Total interest-earning assets
$ 19,311,855 $ 19,594,093 $ 14,480,582 $ 895,733 $ 818,437 $ 714,014 4.64% 4.18% 4.93%
Interest-bearing liabilities:
Interest-bearing checking accounts $ 3,942,419 $ 3,667,523 $ 2,197,980 $ 15,568 $ 5,776 $ 5,933 0.39% 0.16% 0.27%
Savings accounts 4,336,901 4,494,757 3,190,743 11,191 6,586 11,116 0.26% 0.15% 0.35%
Retail certificates of deposit ("CDs") 2,213,145 2,636,303 2,741,388 18,102 26,138 43,350 0.82% 0.99% 1.58%
Brokered CDs 69,694 141,959 357,965 1,500 2,982 7,989 2.15% 2.10% 2.23%
Interest-bearing deposits 10,562,159 10,940,542 8,488,076 46,361 41,482 68,388 0.44% 0.38% 0.81%
FHLB advances 179,452 354,055 505,478 5,136 8,199 11,251 2.86% 2.32% 2.23%
Other borrowed funds 379,121 484,244 483,907 15,824 15,098 13,021 4.17% 3.12% 2.69%
Total interest-bearing liabilities $ 11,120,732 $ 11,778,841 $ 9,477,461 $ 67,321 $ 64,779 $ 92,660 0.61% 0.55% 0.98%
Net interest income on a tax-equivalent basis and
excluding valuations $ 828,412 $ 753,658 $ 621,354
Interest rate spread 4.03% 3.63% 3.95%
Net interest margin 4.29% 3.85% 4.29%
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

The Corporation excludes changes in the fair value
of derivatives from interest income and interest expense

because the changes in valuation do not affect interest received or paid. See "Basis of Presentation" below.
(2)
Government obligations include debt issued by government-sponsored agencies.
(3)
Unrealized gains and losses on available-for-sale debt securities are excluded from the average volumes.
(4)
Average loan balances include

the average of nonaccrual loans.
(5)
Interest income on loans includes $11.2 million,

$10.5 million, and $7.3 million for the years ended December

31, 2022, 2021, and 2020, respectively,

of income from prepayment
penalties and late fees related to the Corporation’s

loan portfolio.

Part II
2022 Compared to 2021 2021 Compared to 2020
Increase (decrease) Increase (decrease)
Due to: Due to:
Volume Rate Total Volume Rate Total
(In thousands)
Interest income on interest-earning assets:
Money market and other short-term
investments $ (4,934) $ 14,063 $ 9,129 $ 1,513 $ (2,239) $ (726)
Government obligations 10,914 1,061 11,975 22,111 (16,275) 5,836
MBS (205) 28,136 27,931 32,753 (24,277) 8,476
FHLB stock (405) 125 (280) (223) (342) (565)
Other investments 17 48 65 25 (5) 20
Total investments 5,387 43,433 48,820 56,179 (43,138) 13,041
Residential mortgage loans (21,437) 4,049 (17,388) 8,509 3,219 11,728
Construction loans (3,793) (1,623) (5,416) 713 2,959 3,672
C&l and Commercial Mortgage loans (7,132) 27,285 20,153 41,940 4,563 46,503
Finance leases 8,706 (396) 8,310 5,789 228 6,017
Consumer loans 27,330 (4,513) 22,817 28,032 (4,570) 23,462
Total loans 3,674 24,802 28,476 84,983 6,399 91,382
Total interest income $ 9,061 $ 68,235 $ 77,296 $ 141,162 $ (36,739) $ 104,423
Interest expense on interest-bearing liabilities:
Brokered CDs $ (1,537) $ 55 $ (1,482) $ (4,563) $ (444) $ (5,007)
Non-brokered interest-bearing deposits (1,200) 7,561 6,361 14,669 (36,568) (21,899)
FHLB advances (4,520) 1,457 (3,063) (3,438) 386 (3,052)
Other borrowed funds (3,833) 4,559 726 222 1,855 2,077
Total interest expense (11,090) 13,632 2,542 6,890 (34,771) (27,881)
Change in net interest income $ 20,151 $ 54,603 $ 74,754 $ 134,272 $ (1,968) $ 132,304
Portions of the Corporation’s

interest-earning assets, mostly investments

in obligations of some U.S.

government agencies and U.S.
GSEs, generate

interest that

is exempt

from income

tax, principally

in Puerto

Rico. Also,

interest and

gains on

sales of

investments
held

by

the

Corporation’s

international

banking

entities

(“IBEs”)

are

tax-exempt

under

Puerto

Rico

tax

law

(see

Note

22

-

Income
Taxes

to

the

audited

consolidated

financial

statements

included

in

Item

8

of

this

Form

10-K).

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
Year Ended December 31,
2022 2021 2020
(Dollars in thousands)
Interest income - GAAP $ 862,614 $ 794,708 $ 692,982
Unrealized gain on derivative instruments (30) (24) (27)
Interest income excluding valuations 862,584 794,684 692,955
Tax-equivalent adjustment 33,149 23,753 21,059
Interest income on a tax-equivalent basis

and excluding valuations
$ 895,733 $ 818,437 $ 714,014
Interest expense - GAAP $ 67,321 $ 64,779 $ 92,660
Net interest income - GAAP $ 795,293 $ 729,929 $ 600,322
Net interest income excluding valuations $ 795,263 $ 729,905 $ 600,295
Net interest income on a tax-equivalent basis

and excluding
valuations $ 828,412 $ 753,658 $ 621,354
Average Balances

Loans and leases $ 11,199,013 $ 11,413,149 $ 10,068,702
Total securities, other short-term investments and interest-bearing cash balances 8,112,842 8,180,944 4,411,880
Average Interest-Earning Assets $ 19,311,855 $ 19,594,093 $ 14,480,582
Average Interest-Bearing Liabilities $ 11,120,732 $ 11,778,841 $ 9,477,461
Average Yield/Rate
Average yield on interest-earning assets - GAAP 4.47% 4.06% 4.79%
Average rate on interest-bearing liabilities - GAAP 0.61% 0.55% 0.98%
Net interest spread - GAAP 3.86% 3.51% 3.81%
Net interest margin - GAAP 4.12% 3.73% 4.15%
Average yield on interest-earning assets excluding valuations 4.47% 4.06% 4.79%
Average rate on interest-bearing liabilities 0.61% 0.55% 0.98%
Net interest spread excluding valuations 3.86% 3.51% 3.81%
Net interest margin excluding valuations 4.12% 3.73% 4.15%
Average yield on interest-earning assets on a tax-equivalent basis and
excluding valuations 4.64% 4.18% 4.93%
Average rate on interest-bearing liabilities 0.61% 0.55% 0.98%
Net interest spread on a tax-equivalent basis

and excluding valuations
4.03% 3.63% 3.95%
Net interest margin on a tax-equivalent basis and excluding
valuations 4.29% 3.85% 4.29%

Net

interest

income

amounted

to

$795.3

million

for

the

year

ended

December

31,

2022,

an

increase

of

$65.4

million,

when
compared to

$729.9 million

for the

year ended

December 31,

2021.

The $65.4

million increase

in net

interest income

was primarily
due to:
●
A $31.1 million

increase in interest income

on consumer loans and

finance leases, mainly due

to a $371.7 million

increase in
the average balance of this portfolio, mostly related to growth in the auto loans and finance leases portfolios.

●
A $30.0 million increase in interest income on investment

securities, driven by a decrease in the U.S. agencies MBS premium amortization expense

associated to lower

prepayments as market

interest rates increased

during 2022.

In addition, there

was
an increase of

approximately $8.6 million

in interest income attributable

to an $805.4 million

increase in the average

balance
of

government

obligations

driven

by

the

redeployment

of

some

cash

balances

into

higher-yielding

liquid

investment
securities.

●
A $15.1

million increase

in interest

income on

commercial and

construction

loans, primarily

reflecting higher

interest rates
and higher

loan balances

(excluding SBA

PPP loans).

The effect

associated with

higher market

interest rates,

that included
the upward repricing

of variable-rate commercial

and construction

loans and new

loans originated at

higher interest,

resulted
in an

increase of

approximately $34.7

million in

interest income.

In addition,

there was

an increase

of approximately

$57.1
million in

the average

balance of

this portfolio

(excluding SBA

PPP loans),

which resulted

in an

increase of

approximately
$2.0

million

in

interest

income.

These

favorable

variances

were

partially

offset

by

a

$12.9

million

reduction

in

interest
income

from

SBA

PPP

loans,

from

$20.9

million

in

2021

to

$8.0

million

in

2022,

a

decrease

of

$6.7

million

in

interest
income attributed to

a lower discount accretion

for the acquired BSPR commercial

and construction loans, and

a reduction of
approximately

$2.9

million

related

to

the

benefit

of

interest

income

realized

from

deferred

interest

recognized

on

a
construction loan paid off in 2021.
The

interest

rate

on

approximately

56%

of

the

Corporation’s

commercial

and

construction

loans

is

variable,

42%

is based
upon

LIBOR,

SOFR and

other

indexes

and 14%

is based

upon

the

Prime rate

index.

During 2022,

the average

one-month
LIBOR

increased

182

basis

points,

the

average

three-month

LIBOR

increased

224

basis

points,

the

average

Prime

rate
increased 161

basis points, and

the average

three-month SOFR increased

215 basis points,

compared to

the average rates

for
such indexes in 2021.
●
A $9.1

million increase

in interest

income from

interest-bearing cash

balances, primarily

consisting of

cash balances

held at
the

FED,

mainly

due

to

the

effects

higher

market

interest

rates,

partially

offset

by

the

effects

associated

with

an

$856.5
million reduction in the average balance.
Partially offset by:

●
A $17.5

million decrease

in interest income

on residential

mortgage loans,

primarily related

to a $390.5

million reduction

in
the average balance of this portfolio, partially offset by higher yields.
● A $2.5 million increase in total interest expense, including:
o
a

$4.9

million

increase

in

interest

expense

on

interest-bearing

deposits,

primarily

associated

with

the

effects

of
higher

interest

rate

environment

on

average

rates

paid

in

2022,

partially

offset

by

the

effects

of

a

$378.4

million
reduction

in the

average balance

of interest-bearing

deposits reflecting

the effect

of customer

allocating more

cash
into higher yielding liquid alternative, as well as higher consumer spending;

o
a

$0.7

million

increase

in

interest

expense

on

other

borrowings,

consisting

of

a

$3.1

million

increase

in

interest
expense

on

variable-rate

junior

subordinated

debentures

that

are

tied

to

LIBOR,

partially

offset

by

a

$2.4

million
decrease in interest

expense on repurchase

agreements primarily related

to a $105.5 million

reduction in the

average
balance; and

o
a $3.1

million decrease

in interest

expense on

FHLB advances,

primarily

related to

the effects

of a

$174.6 million
decrease in the average balance

of FHLB advances, partially offset

by the effects of higher

market interest rates paid
on FHLB advances taken in 2022.
The net

interest margin

increased by

39 basis

points to

4.12% for

2022,

compared to

3.73% for

2021.

The improved

margin

was
primarily

attributable

to

higher

market

interest

rates

driving

an

increase

in

loans,

investment

securities,

and

interest-earning

cash
balance

yields,

partially

offset

by

higher

cost

of

funds,

the

impact

of

lower

accelerated

SBA

PPP

loan

fees

recognized

upon
forgiveness payments in 2002, and lower purchase discount

accretion as mentioned above.

Provision for Credit Losses
The provision

for credit

losses consists of

provisions for

credit losses on

loans and

finance leases,

unfunded loan

commitments, as
well as the debt securities portfolio. The principal changes in the provision for credit losses by main categories follow:
Provision for credit losses for

loans and finance leases
The provision for

credit losses for loans

and finance leases was

an expense of $25.7

million for the year

ended December 31, 2022,
compared to

a net benefit

of $61.7

million for the

year ended December

31, 2021.

The variances by

major portfolio

category were

as
follows:
●
Provision for

credit losses

for the

commercial and

construction loan

portfolio was

a net benefit

of $23.1

million for

the year
ended December 31, 2022,

compared to a net benefit

of $65.3 million for

the year ended December

31, 2021. The net benefit
recorded

during

2022

mainly

reflects

reductions

in

qualitative

reserves

associated

with

reduced

uncertainty

around

the
economic impact

of the

COVID-19 pandemic,

particularly on

loans in

the hotel,

transportation and

entertainment industries,
partially offset

by loan

growth and

a less favorable

economic outlook

in the

projection of

certain forecasted

macroeconomic
variables,

such

as the

commercial

real

estate (“CRE”)

index.

Meanwhile,

the

net

benefit

recorded

in 2021

reflects

both

an
improved

broad

macroeconomic

environment

following

the

initial

impact

of

the

COVID-19

pandemic

and

an

overall
decrease in the size of this portfolio in the Puerto Rico region.
●
Provision for

credit losses

for the

consumer loans

and finance

leases portfolio

was an

expense of

$57.5 million

for the

year
ended December

31, 2022, compared

to $20.6 million

for the year

ended December 31,

2021. The

increase in charges

to the
provision

during

2022

was

driven

by

the

portfolio

growth,

uncertainties

in

the

macroeconomic

outlook

reflected

in

the
deterioration in forecasted variables such as the regional unemployment rate, and higher net charge-offs.
●
Provision

for

credit

losses

for

the

residential

mortgage

loan

portfolio

was

a

net

benefit

of

$8.7

million

for

the

year

ended
December

31,

2022,

compared

to

$17.0

million

for

the

year

ended

December

31,

2021.

The

net

benefit

in

both

periods
reflects the

effect of

a continued

decrease in

the size

of the residential

mortgage loan

portfolio,

as well

as releases

related to
qualitative adjustments

associated with

reduced uncertainty

around the

economic impact

of the

COVID-19 pandemic,

while
also recognizing the uncertainty in the near-term macroeconomic outlook.
During 2022,

the Corporation

applied probability

weights to

the baseline

and alternative

downside economic

scenarios

to estimate
the ACL

with the

baseline scenario

carrying the

highest weight.

For periods

prior to

2022, the

Corporation calculated

the ACL

using
the baseline

scenario. See

Note 1

– Nature

of Business

and Summary

of Significant

Accounting Policies

in the

audited consolidated
financial

statements

included

in

Item

8

of

this

Form

10-K

for

additional

information

on

the

ACL

estimation

methodology

and
“Financial Condition

and Operating

Data Analysis

– Loan

Portfolio” and

“Risk Management

– Credit

Risk Management”

below for
additional

information

concerning

the

Corporation’s

loan

portfolio

exposure

in

the

geographic

areas

where

the

Corporation

does
business,

as well as analyses of the ACL, non-performing assets, and related information.
Provision for credit losses for

unfunded loan commitments
The provision

for credit

losses for

unfunded

commercial

and construction

loan commitments

and standby

letters of

credit

was an
expense of $2.7 million for

the year ended December 31,

2022, compared to a net benefit of

$3.6 million for the year ended

December
31, 2021.

The expense

recorded during

2022 was

mainly driven

by an increase

in balance

of unfunded

loan commitments

principally
due to

newly originated

facilities which

remained undrawn

as of

December 31,

2022. On

the other

hand, the

net benefit

recorded in
2021

was

mainly

related

to

improvements

in

forecasted

macroeconomic

variables

following

the

initial

impact

of

the

COVID-19
pandemic.
Provision for credit losses for

held-to-maturity and available-for-sale debt

securities
The

provision

for

credit

losses

for

held-to-maturity

securities

was

a

net

benefit

of

$0.3

million

for

each

of

the

years

ended
December

31,

2022

and

2021.

The

net

benefit

recorded

during

2022

was

mainly

due

to

the

Corporation’s

reduction

in

qualitative
reserves driven

by improvements in

the underlying

financial information

of certain bond

issuers. Meanwhile,

the net benefit

recorded
in

2021

was

mainly

related

to

improvements

in

forecasted

macroeconomic

variables

and

the

repayment

of

certain

bonds,

partially
offset by changes in some issuers’ financial metrics based on their most recent financial statements.
The

provision for

credit losses

for

available-for-sale

debt

securities was

a net

benefit of

$0.4 million

recorded for

the year

ended
December 31, 2022, compared to $0.1 million for the year ended December 31,

2021.

Non-Interest Income
Non-interest income

amounted to

$123.1 million

for the

year ended

December 31,

2022, compared

to $121.2

million for

the same
period in 2021. The $1.9 million increase in non-interest income was primarily due to:
●
A

$3.9

million

increase

in

credit

and

debit

cards,

point

of

sale

(“POS”)

and

merchant

fee

income

reflecting

increased
purchase and transaction volumes.
●
A

$3.4

million

increase

in

other

sources

of

non-interest

income

including:

(i)

a

$2.0

million

increase

related

to

higher
benefit recognized

in relation

to purchased

income tax

credits realized

during the

year; (ii)

a $1.5

million increase

in fees
and commissions from

insurance referrals; and

(iii) a $0.9 million

increase in gains

related to the

sale of long-lived

assets.
These variances were partially offset by a $0.4 million

increase in unrealized losses on marketable equity securities and the effect

in

2021

of

a

$0.6

million

gain

recorded

in

connection

with

the

settlement

and

collection

of

an

insurance

claim
associated with a damaged property.
●
A $2.5

million increase

in service

charges and

fees on

deposit accounts,

mainly due

to an

increase in

the number

of cash
management transactions of commercial clients and an increase in the monthly service fee charged on certain checking and
savings products

which was

effective in

the third

quarter of

2021, partially

offset by

a $0.7

million adjustment

during the
fourth

quarter

of

2022

to

reverse

previously

recognized

fees

on

non-sufficient

funds

as

part

of

changes

in

the

fees
structure.
● A $1.8 million increase in insurance commission income.
Partially offset by:
●
A $9.7

million decrease

in revenues

from mortgage

banking activities,

mainly driven

by an

$11.8

million decrease

in net
realized gain

on sales

of residential

mortgage loans

in the

secondary market

mainly due

to a

lower volume

of sales

and a
$1.1 million

decrease

in servicing

fees. These

variances

were partially

offset

by a

$2.2 million

decrease in

the mortgage
servicing rights

amortization expense,

net of recoveries,

resulting from

reduced prepayment

rates. During

2022 and

2021,
net gains of

$8.4 million and

$20.2 million, respectively,

were recognized as a

result of GNMA

securitization transactions
and whole loan sales to U.S. GSEs amounting to $238.3 million and $518.9 million, respectively.

Non-Interest Expenses
Non-interest expenses for

the year ended

December 31, 2022 were

$443.1 million, compared

to $489.0 million

for the same period
in 2021. On a non-GAAP basis, excluding $26.4 million in merger and restructuring costs associated with the acquisition of BSPR and costs of

$3.0 million

related to

the COVID-19

pandemic response

efforts which

were recognized

during 2021,

non-interest expenses
decreased

by

$16.5

million

when

compared

with

adjusted

non-interest

expenses

in

2021.

See

“Special

Items”

above

for

additional
information. Some of the most significant variances in adjusted non

-interest expenses were as follows:

● A
$12.1

million

decrease

in

adjusted

professional

service

fees,

driven

by

an

$11.2

million

decrease

in

outsourcing
technology

service

fees,

mainly

associated

with

the

effect

in

2021

of

both

approximately

$7.0

million

of

temporary
processing

costs

incurred

in

connection

with

the

acquired

BSPR

operations

prior

to

system

conversions

and

costs

of
approximately $1.5

million incurred

in connection

with the

platform used

for SBA

PPP loan

originations and

forgiveness
funding.
● A
$4.8

million

decrease

in adjusted

other

non-interest expenses

including:

(i) a

$2.6

million

decrease

in amortization

of
intangible

assets mainly

associated

with

the

purchased

credit card

relationship

intangible asset

recognized

in connection
with the

acquisition of

a FirstBank-branded

credit card

loan portfolio

in 2012

which became fully

amortized at

the end of
2021;

and (ii)

a $2.6

million

decrease

in charges

for

legal and

operational

reserves,

in part

due

to the

reversal

of a

$1.0
million reserve upon resolution of an operational loss during the second quarter of 2022.

●
A $3.6

million increase

in net

gains on

OREO operation

s, primarily

reflecting: (i)

a $2.3

million increase

in net

realized
gains on

sales of

OREO properties,

primarily residential

properties in

the Puerto

Rico region;

(ii) a

$1.9 million

decrease
in

OREO-related

operating

expenses,

primarily

taxes,

repairs

and

insurance;

and

(iii)

a

$1.6

million

decrease

in

write-
downs

to

the

value

of

OREO

properties.

These

variances

were

partially

offset

by

a

$2.2

million

decrease

in

income
recognized

from

rental

payments

mainly

associated

to

the

disposition

in

2021

of

a

large

OREO

income-producing
property.
●
A

$2.4

million

decrease

in

adjusted

occupancy

and

equipment

expenses,

primarily

related

to

a

reduction

in

equipment-
related depreciation charges and rental expenses, partially

offset by higher energy costs.
●
A

$1.6

million

decrease

in

adjusted

taxes,

other

than

income

taxes,

primarily

related

to

lower

sales

and

use

taxes,
municipal license taxes, and property taxes.
Partially offset by:
●
A

$5.6

million

increase

in

adjusted

employees’

compensation

and

benefits

expenses,

primarily

reflecting

a

$3.0

million
decrease in

deferred loan

origination costs

mainly driven

by the

effect of

SBA PPP

loan originations

closed during

2021,
as well as the effect of annual salary merit increases and higher medical insurance premium costs.
● A
$2.9 million

increase in adjusted

business promotion

expenses, mainly

related to

a $0.8 million

increase in

sponsorship
and public relations activities and

a $0.6 million increase

in donations expense, of which $0.3

million were granted to non-
profit organizations in the municipalities most affected

by Hurricane Fiona.
Income Taxes
For

the

year

ended

December

31,

2022,

the

Corporation

recorded

an

income

tax

expense

of

$142.5

million

compared

to

$146.8
million in

2021. The

decrease in

income tax

expense for

2022, as

compared to

2021, was

related to

a higher

proportion of

exempt to
taxable income resulting in a lower effective tax rate,

partially offset by higher pre-tax income.
The Corporation’s

effective

tax rate

in the

year ended

December 31,

2022, excluding

entities from

which a

tax benefit

cannot be
recognized

and

discrete

items,

was

31.2%,

compared

to

33.9%

for

2021.

See

Note

22

-

Income

Taxes,

to

the

audited

consolidated
financial statements included in Item 8 of this Form 10-K, for additional information.

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

2022,

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

Note 27

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

non-
interest expenses. The

segments are also evaluated

based on the

average volume of

their interest-earning assets,

less the ACL.

For the
years ended December

31, 2022 and

2021, other operating

expenses not

allocated to a

particular segment

amounted to $155.3

million
and $192.2 million,

respectively.

Expenses pertaining to

corporate administrative functions

that support the

operating segment but

are
not specifically attributable to or managed

by any segment, are not included in

the reported financial results of the operating

segments.
The

unallocated

corporate

expenses

include

certain

general

and

administrative

expenses

and

related

depreciation

and

amortization
expenses.
The

Treasury

and

Investments

segment

lends

funds

to

the

Consumer

(Retail)

Banking,

Mortgage

Banking,

Commercial

and
Corporate

Banking and

United States

Operations

segments to

finance their

lending activities

and borrows

from those

segments. The
Consumer

(Retail)

Banking

segment

also

lends

funds

to

other

segments.

The

Corporation

allocates

the

interest

rates

charged

or
credited by the

Treasury and

Investment and the

Consumer (Retail) Banking

segments based on

market rates. The

difference between
the

allocated

interest

income

or

expense

and

the

Corporation’s

actual

net

interest

income

from

centralized

management

of

funding
costs is reported in the Treasury and Investments segment

.

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
The highlights

of the

Commercial and

Corporate Banking

segment’s

financial results

for the

years ended

December 31,

2022 and
2021 include the following:
●
Segment

income before

taxes for

the year

ended December

31, 2022

decreased to

$111.1

million, compared

to $239.3
million for 2021, for the reasons discussed below.
●
Net

interest

income

for

the year

ended

December

31,

2022

was $109.8

million,

compared

to $191.9

million

for 2021.

The decrease

in net

interest income

was primarily

attributable

to an

increase

in the

cost of

funds borrowed

from other
segments, resulting from higher

market interest rates, partially

offset by an increased

average balance of commercial

and
constructions loans and the upward repricing of variable-rate commercial and construction loans during 2022.

●
For 2022, the provision for credit losses was a net benefit

of $20.2 million, compared to a net benefit of

$67.5 million for
2021.

The

net

benefit

recorded

during

2022

mainly

reflects

reductions

in

qualitative

reserves

associated

with

reduced
uncertainty

around

the

economic

impact

of

the

COVID-19

pandemic,

particularly

on

loans in

the hotel,

transportation
and entertainment

industries, partially

offset by

loan growth

and a

less favorable

economic outlook

in the

projection of
certain

forecasted

macroeconomic

variables,

such

as

the

commercial

real

estate

index.

Meanwhile,

the

net

benefit
recorded

in

2021

reflects

both

an

improved

broad

macroeconomic

environment

following

the

initial

impact

of

the
COVID-19 pandemic and an overall decrease in the size of this portfolio in the Puerto Rico region.

●
Total

non-interest income

for the

year ended

December 31,

2022 amounted

to $18.2

million compared

to $16.0

million
for

2021.

The increase

in non-interest

income

was mainly

related

to a

combination of

the following;

i) a

$0.7 million
increase in service charges

on deposits, primarily related

to cash management fee income

from corporate customers; ii)

a
$0.5

million

increase

in

foreign

currency

exchange

commission

income;

iii)

a

$0.4

million

increase

from

merchant-
related income and iv) a benefit of approximately $0.3 million related income tax credits purchased and realized in 2022.

●
Direct non-interest

expenses for

the year

ended December

31, 2022

were $37.1

million, compared

to $36.2

million for
2021.

The increase

is mainly

driven by

an increase

of $2.6

million in

employees’ compensation

and benefits

expenses,
primarily reflecting

the effects

of salary

annual merit

increases and

a decrease

in deferred

loan origination

costs mainly
driven

by

the

impact

of

the

SBA

PPP

loans

that

were

originated

in

2021.

Partially

offsetting

this

increase

is

a

$2.0
million

reduction

in

professional

service

fees,

primarily

associated

with

the

effects

in

2021

of

expenses

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
Consumer lending

historically has

been mainly

driven by

auto loan

and leases

originations. The

Corporation follows

a strategy

of
seeking

to

provide

outstanding

service

to

selected

auto

dealers

that

provide

the

channel for

the

bulk

of

the Corporation’s

auto

loan
originations.

Personal

loans, credit

cards,

and,

to a

lesser extent,

boat

loans also

contribute

to interest

income

generated

on consumer

lending.
Management

plans

to

continue

to

be

active

in

the

consumer

loan

market,

applying

the

Corporation’s

strict

underwriting

standards.
Other activities included in this segment are insurance activities in the Puerto

Rico region.
The

highlights

of

the

Consumer

(Retail)

Banking

segment’s

financial

results

for

the

years

ended

December

31,

2022

and

2021
include the following:
●
Segment

income before

taxes for

the year

ended December

31, 2022

increased

to $301.3

million,

compared

to $165.8
million for 2021, for the reasons discussed below.
●
Net

interest

income

for

the year

ended

December

31,

2022

was $442.6

million,

compared

to $281.7

million

for 2021.

The

increase

was

mainly

due

to

higher

income

from

funds

loaned

to

other

business

segments

resulting

from

higher
market interest

rates. In

addition, the

average volume

of consumer

loans in

the Puerto

Rico region

increased by

$375.8
million,

mainly

in the

auto

loans and

finance

leases portfolios.

These

variances

were

partially offset

by

an increase

in
average rates paid to consumer customer deposits.
●
The

provision

for

credit

losses

for

the

year

ended

December

31,

2022

increased

by

$36.8

million

to

$57.1

million,
compared to $20.3

million for the

year ended December

31, 2021.

The increase in the

provision during

2022 was driven
by the portfolio

growth, uncertainties in the

macroeconomic outlook

reflected in the

deterioration in forecasted

variables
such as the regional unemployment rate, and higher net charge-offs.

●
Non-interest income for the

year ended December 31,

2022 was $78.5 million,

compared to $69.8 million

for 2021.

The
increase

was

primarily

related

to

a

$3.0

million

increase

in

credit

and

debit

cards,

POS

and

merchant

fee

income
reflecting increased

purchase and transaction

volumes, as well

as an increase

of $1.8 million

in service charges

and fees
on deposits primarily

related to an

increase in the

monthly service fee

charged on

certain checking and

savings products
which was effective

in the third quarter

of 2021.

Also reflected in

this variance are

a $1.6 million

increase on insurance
commission

income

and

a

benefit

of

$1.2

million

allocated

to

the

Consumer

(Retail)

Banking

segment

in

relation

to
income tax credits purchased and realized in 2022.

●
Direct non-interest expenses for

the year ended December

31, 2022 were $162.7 million,

compared to $165.4 million

for
2021.

The decrease

was primarily

related to

a $3.8

million reduction

in occupancy

and equipment

expenses driven

by
cost savings

achieved subsequent

to the

closure and

consolidation of

branches in

accordance with

the BSPR

acquisition
integration and

restructuring plan,

in particular rental

and depreciation

expense. In

addition, contributing

to the decrease
is

a

$2.0

million

reduction

in

professional

service

fees,

mainly

associated

with

the

effects

in

2021

of

temporary
processing

costs

incurred

in

connection

with

the

acquired

BSPR

operations

prior

to

systems

conversion,

and

a

$2.5
million reduction in the amortization expense of the purchased credit card relationship intangible recognized in the BSPR
acquisition.

These variances were partially offset

by an increase of $4.5 million in

employees’ compensation and benefit
expenses, primarily reflecting the effects of salary

annual merit increases.

Mortgage Banking
The Mortgage Banking

segment conducts its operations

mainly through FirstBank.

The Mortgage Banking

segment consists of the
origination, sale, and

servicing of a variety

of residential mortgage loan

products. Originations are

sourced through different

channels,
such

as

FirstBank

branches

and

purchases

from

mortgage

bankers,

and

in

association

with

new

project

developers.

The

mortgage
banking segment

focuses on

originating

residential real

estate loans,

some of

which conform

to the

Federal Housing

Administration
(the

“FHA”),

the

Veterans

Administration

(the

“VA”),

and

U.S.

Department

of

Agriculture

Rural

Development

(“RD”)

standards.
Loans originated that meet

the FHA’s

standards qualify for

the FHA’s

insurance program whereas loans

that meet the standards

of the
VA

or the RD are guaranteed by their respective federal agencies.
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
The highlights

of the

Mortgage Banking

segment’s

financial results

for the

years ended

December 31,

2022 and

2021 include

the
following:
●
Segment

income

before

taxes

for

the

year

ended

December

31,

2022

decreased

to

$99.5

million,

compared

to

$115.8
million for 2021, for the reasons discussed below.
●
Net interest income for

the year ended December

31, 2022 was $98.9

million, compared to

$104.6 million for 2021.

The
decrease in

net interest

income was

mainly due

the decrease

in the

average balance

of residential

mortgage loans

in the
Puerto Rico region.
●
The provision

for credit losses

for 2022 was

a net benefit

of $7.6 million,

compared to a

net benefit of

$16.0 million for
2021.

The net

benefit in

both periods

reflects the

effect

of a

continued

decrease in

the size

of the

residential

mortgage
loan

portfolio

as

well

as

releases

related

to

qualitative

adjustments

associated

with

reduced

uncertainty

around

the
economic impact of the COVID-19 pandemic.
●
Non-interest income for the

year ended December 31,

2022 was $16.0 million,

compared to $24.3 million

for 2021.

The
decrease was mainly

driven by a

$10.2 million decrease

in net realized gain

on sales of residential

mortgage loans in

the
secondary market

mainly due

to a

lower volume

of sales,

and a

$0.6 million

decrease in

servicing fee

income, partially
offset by

a $2.2 million

decrease in mortgage

servicing rights amortization

expense resulting

from reduced

prepayments
rates.
●
Direct non-interest

expenses for

the year

ended December

31, 2022

were $23.0

million, compared

to $29.1

million for
2021.

The decrease

was mainly

related to

a $4.1

million increase

in gains

on OREO

operations, primarily

higher gains
realized on the sale of residential OREO properties.

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
The

highlights

of

the

Treasury

and

Investments

segment’s

financial

results

for

the

years

ended

December

31,

2022

and

2021
include the following:
●
Segment

income

before

taxes

for

the

year

ended

December

31,

2022

decreased

to

$36.3

million,

compared

to

$55.6
million for 2021, for the reasons discussed below.
●
Net interest

income for

the year ended

December 31,

2022 was $39.6

million, compared

to net

interest income

of $59.3
million for

2021.

The decrease

was mainly

related to

a net

transfer pricing

charge of

$43.8 million

recognized in

2022
associated

to

the

cost

of

funds

borrowed

from

the

Consumer

(Retail)

Banking

segment,

as

compared

to

a

net

transfer
pricing credit of $14.7 million

recognized in 2021 from funds

loaned to other business segments.

This variance is mainly
driven by the

effects of a

higher volume of

investments securities funded

by demand deposits gathered

by the Consumer
(Retail) Banking operating segment as well as higher market interest rates.

●
Non-interest

loss

for

the

year

ended

December

31,

2022

was

$0.1

million,

compared

to

non-interest

income

of

$0.2
million

for

2021.

The

variance primarily

reflects

the

effect

of

a

$0.4

million

decrease

in the

fair

value

of

marketable
equity securities recorded through earnings.

●
Direct non-interest expenses for

2022 were $3.7 million, compared

to $4.1 million for 2021.

The decrease was primarily
reflected in employees’ compensation expense and professional service fees.

United States Operations
The United

States Operations

segment

consists of

all banking

activities conducted

by FirstBank

on the

U.S. mainland.

FirstBank
provides a

wide range

of banking

services to

individual and

corporate customers

primarily in

southern Florida

through nine

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
Commercial

banking

services

include

checking,

savings

and

money

market

accounts,

retail

CDs,

internet

banking

services,

cash
management services, remote data capture,

and automated clearing house (“ACH”)

transactions.

Loan products include the traditional
C&I and commercial real estate products, such as lines of credit, term loans,

and construction loans.
The highlights of the

United States operations segment’s

financial results for the years

ended December 31, 2022

and 2021, include
the following:
●
Segment

income

before

taxes

for

the

year

ended

December

31,

2022

increased

to

$53.1

million,

compared

to

$37.0
million for 2021, for the reasons discussed below.
●
Net interest income

for the year

ended December 31,

2022 was $80.5

million, compared to

$66.0 million for

2021.

The
increase was

mainly related

to higher

interest rates,

that include

the effect

of both

the upward

repricing of

variable-rate
commercial

and

construction

loans

and

new

loans

originated

at

higher

rates,

as

well

as

higher

average

loan

balances
(excluding SBA PPP loans).
●
For 2022,

the provision

for credit

losses was

a net

benefit of

$3.1 million,

compared to

a net benefit

of $1.0

million for
2021.

The

higher

benefit

recorded

in

2022

mainly

reflects

reductions

in

qualitative

reserves

associated

with

reduced
uncertainty around the economic impact of the COVID-19 pandemic,

partially offset by loan growth.
●
Total non

-interest income for the year

ended December 31, 2022

amounted to $2.9 million,

compared to $4.0 million

for
2021.

The decrease was primarily

related to a

$1.3 million decline in

revenues from mortgage

banking activities mainly
due

to

lower volume

of

sales and

lower servicing

fee

income, partially

offset

by a

$0.3 million

increase

in other

non-
deferrable loan fees.

●
Direct non-interest

expenses for

the year

ended December

31, 2022

were $33.4

million, compared

to $33.9

million for
2021.

The

decrease

was

mainly

due

to

reductions

in

professional

service

fees,

employee

compensation

expenses,

and
taxes other than income taxes, partially offset by increased business promotion

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
The

highlights

of

the

Virgin

Islands

operations’

financial

results

for

the

years

ended

December

31,

2022

and

2021

include

the
following:
●
Segment income before taxes

for the year ended December

31, 2022 decreased to $1.7

million, compared to $6.5 million
for 2021, for the reasons discussed below.
●
Net interest income

for the year

ended December 31,

2022 was $23.8

million, compared to

$26.4 million for

2021.

The
decrease in net

interest income was mainly

related to a

$44.0 million decrease

in the average

balance of commercial

and
construction loans

(excluding SBA

PPP loans),

a $20.0

million decrease

in the

average balance

of residential

mortgage
loans and a reduction of $1.0 million in interest income from SBA PPP loans.

●
The

Corporation

recognized

a

provision

for

credit

losses

of

$2.0

million

for

the

year

ended

December

31,

2022,
compared

to

a

net

benefit

of

$1.3

million

for

2021.

The

provision

recorded

during

2022

was

primarily

related

to
consumer

loans

reflecting

the

effects

of

loan

growth,

higher

delinquency

and

charge-off

levels,

and

a

less

favorable
outlook of certain macroeconomic variables.

●
Non-interest

income for

the year

ended December

31, 2022

was $7.7

million, compared

to $6.9

million for

2021.

The
increase

was

primarily

related

to

a

$0.4

million

increase

in

fee-based

income

from

credit

and

debit

cards,

POS

and
merchant transactions, and a $0.3 million increase in income from insurance commissions.

●
Direct non

-interest expens

es for

the year

ended December

31,

2022 were

$27.9

million compared

to $28.1

million

for
2021.

The decrease mainly reflects

the effect of

accelerated depreciation charges

in 2021 related to

the closing of certain
branches in the Virgin

Islands region, partially offset by an increase in employees’

compensation expenses.

FINANCIAL CONDITION AND OPERATING

DATA

ANALYSIS
Financial Condition

The following table presents an average balance sheet of the Corporation for the following years:
December 31,
2022 2021 2020
(In thousands)
ASSETS
Interest-earning assets:

Money market and other short-term investments
$ 1,156,127 $ 2,012,617 $ 1,258,683

U.S. and Puerto Rico government obligations
2,870,889 2,065,522 878,537

MBS
4,052,660 4,064,343 2,236,262

FHLB stock
20,419 28,208 32,160

Other investments
12,747 10,254 6,238

Total investments
8,112,842 8,180,944 4,411,880

Residential mortgage loans
2,886,594 3,277,087 3,119,400

Construction loans
121,642 181,470 168,967

Commercial loans
5,092,638 5,228,150 4,387,419

Finance leases
636,507 518,757 440,796

Consumer loans
2,461,632 2,207,685 1,952,120

Total loans
11,199,013 11,413,149 10,068,702

Total interest-earning

assets
19,311,855 19,594,093 14,480,582
Total non-interest-earning

assets
(1)
66,794 708,940 752,064

Total assets
$ 19,378,649 $ 20,303,033 $ 15,232,646
LIABILITIES
Interest-bearing liabilities:

Interest-bearing checking accounts
$ 3,942,419 $ 3,667,523 $ 2,197,980

Savings accounts
4,336,901 4,494,757 3,190,743

Retail CDs
2,213,145 2,636,303 2,741,388

Brokered CDs
69,694 141,959 357,965

Interest-bearing deposits
10,562,159 10,940,542 8,488,076

Loans payable
- - 8,415

FHLB advances
179,452 354,055 475,492

Other borrowed funds
379,121 484,244 505,478

Total interest-bearing

liabilities
11,120,732 11,778,841 9,477,461
Total non-interest-bearing

liabilities
(2)
6,622,638 6,285,942 3,525,101

Total liabilities
17,743,370 18,064,783 13,002,562
STOCKHOLDERS' EQUITY
Stockholders' equity:

Preferred stock
- 32,938 36,104

Common stockholders' equity
1,635,279 2,205,312 2,193,980

Stockholders' equity
1,635,279 2,238,250 2,230,084
Total liabilities and stockholders'

equity
$ 19,378,649 $ 20,303,033 $ 15,232,646
_________
(1) Includes, among other things, the ACL on loans and finance leases and debt securities, as well as unrealized gains and losses on available-for-sale debt securities.
(2) Includes, among other things, non-interest-bearing deposits.

The Corporation’s

total average assets

were $19.4

billion for the

year ended December

31, 2022, compared

to $20.3 billion

for the
year

ended

December

31,

2021,

a

net

decrease

of

$924.4

million.

The

variance

primarily

reflects

the

following:

(i)

a

decrease

of
$856.5

million

in

the

average

of

interest-bearing

cash

balances,

which

consisted

primarily

of

deposits

maintained

at

the

Federal
Reserve Bank; (ii)

a decrease of

$642.1 million

in non-interest-earning

assets mainly related

to unrealized losses

on available-for-sale
debt securities attributable

to changes in market

interest rates; and (iii)

a $214.1 million decrease

in the average balance

of total loans,
primarily

reflecting

the

overall

decrease

in

the

residential

mortgage

loan

portfolio

as

paydowns

exceeded

originations,

and

the
decrease

of

the

SBA

PPP

loan

portfolio,

partially

offset

by

an

increase

in

the

average

balance

of

auto

loans

and

finance

leases
portfolios.

These

variances

were

partially

offset

by

an

increase

of

$805.4

million

in

the

average

balance

of

U.S.

and

Puerto

Rico
government obligations mainly driven by the deployment of certain cash balances into U.S. agencies debt securities.
The Corporation’s

total average

liabilities were

$17.7 billion

as of December

31, 2022,

a net decrease

of $321.4

million compared
to December

31,

2021.

The net

decrease

was mainly

related

to a

$378.4

million

decrease in

the average

balance

of interest-bearing
deposits reflecting

the effect

of customers

allocating more

cash into

higher yielding

liquid alternatives

as well

as elevated

consumer
spending,

and

a

$279.7

million

decrease

in

the

average

balance

of

borrowings

mainly

driven

by

the

repayment

of

long-term

debt
during

2022.

These

variances

were

partially

offset

by

a

$336.7

million

increase

in

the

average

balance

of

non-interest-bearing
liabilities, primarily non-interest-bearing deposits.
Assets

The Corporation’s

total assets were $18.6 billion as of

December 31, 2022, a decrease of $2.2

billion from December 31, 2021.

The
decrease

was primarily

related

to

a $2.1

billion

decrease

in cash

and

cash

equivalents mainly

attributable

to

the overall

decrease

in
total deposits,

the repurchase

of approximately

19.4 million

shares of

common stock

for a total

purchase price

of $275.0

million, and
the funding

of new loan

originations.

This decrease

in cash

and cash equivalents

was partially

offset by

a $250.1

million net increase
in borrowings.

In addition,

total investment

securities decreased

by $571.4

million, mainly

related to

the decrease

in the fair

value of
available-for-sale debt securities and

repayments, partially offset by

purchases of U.S. agencies and

MBS. As further discussed below,
these variances were partially offset by a $469.3 million

increase in total loans.

Loans Receivable, including Loans Held for Sale
As of

December 31,

2022, the

Corporation’s

total loan

portfolio before

the ACL

amounted to

$11.6

billion, an

increase of

$469.3
million compared to December

31, 2021. The growth reflects increases

of $341.6 million in the Puerto

Rico region and $139.6 million
in

the

Florida

region,

partially

offset

by

a

decrease

of $11.9

million

in

the

Virgin

Islands region.

On

a

portfolio

basis,

the

increase
consisted of a $439.5

million increase in consumer

loans, including a $369.7

million increase in auto loans

and leases, and an increase
of $184.3

million in

commercial and

construction loans

(net of

a $138.2

million decrease

in the

carrying value

of the

SBA PPP

loan
portfolio), partially offset

by a reduction of

$154.5 million in residential

mortgage loans. Excluding the

$138.2 million decrease

in the
carrying

value

of

SBA PPP

loans,

commercial

and

construction

loans

increased

by $322.5

million

mainly

reflecting

the origination
and purchases of loans

related to multiple commercial

relationships, each in excess

of $10 million, that

increased the portfolio

amount
by $637.1

million, partially

offset

by payoffs

and paydowns

of large

commercial

relationships totaling

$219.9 million,

the sale

of a
$35.2

million

commercial

and

industrial

loan

participation

in

the

Puerto

Rico

region,

and

the

sale

of

a

$23.9

million

adversely
classified commercial and

industrial loan participation in the Florida region.
As of December 31,

2022,

the loans held for

the Corporation’s

investment portfolio was comprised

of commercial and construction
loans

(46%),

residential

real

estate

loans

(25%),

and

consumer

and

finance

leases

(29%).

Of

the

total

gross

loan

portfolio

held

for
investment

of

$11.6

billion

as

of

December

31,

2022,

the

Corporation

had

credit

risk

concentration

of

approximately

79%

in

the
Puerto Rico region,

18% in the

United States region

(mainly in the

state of Florida),

and 3% in

the Virgin

Islands region, as

shown in
the following table:
As of December 31, 2022 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,237,983 $ 179,917 $ 429,390 $ 2,847,290
Construction loans 30,529 4,243 98,181 132,953
Commercial mortgage loans 1,768,890 65,314 524,647 2,358,851
Commercial and Industrial loans
(1)
1,791,235 68,874 1,026,154 2,886,263
Total commercial

loans
3,590,654 138,431 1,648,982 5,378,067
Consumer loans and finance leases 3,256,070 61,419 9,979 3,327,468
Total loans held

for investment, gross
$ 9,084,707 $ 379,767 $ 2,088,351 $ 11,552,825
Loans held for sale 12,306 - - 12,306
Total loans, gross $ 9,097,013 $ 379,767 $ 2,088,351 $ 11,565,131
(1) As of December 31, 2022, includes $6.8 million of SBA PPP loans consisting of $4.8 million in the Puerto Rico region, $0.2

million in the Virgin Islands region,

and $1.8 million in the
United States region.
As of December 31, 2021 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,361,322 $ 188,251 $ 429,322 $ 2,978,895
Construction loans 38,789 4,344 95,866 138,999
Commercial mortgage loans 1,635,137 67,094 465,238 2,167,469
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
the United States region.
First

BanCorp.

relies

primarily

on

its

retail

network

of

branches

to

originate

residential

and

consumer

personal

loans.

The
Corporation

manages

its construction

and

commercial

loan originations

through

centralized

units

and

most

of

its originations

come
from existing customers,

as well as through

referrals and direct

solicitations. Auto loans

and finance

leases originations rely

primarily
on relationships with auto dealers and dedicated sales professionals who serve selected locations in order facilitate originations.

The following table sets forth certain additional data (including loan production)

related to the Corporation's loan portfolio net of the
ACL on loans and finance leases as of and for the indicated dates:
For the Year

Ended December 31,
2022 2021 2020
(Dollars in thousands)
Beginning balance as of January 1 $ 10,826,783 $ 11,441,691 $ 8,886,543
Residential real estate loans originated and purchased 468,599 623,290 560,012
Construction loans originated 112,640 102,538 126,499
C&I and commercial mortgage loans originated and purchased 2,950,904 2,994,893 2,751,058
Finance leases originated 308,811 240,419 152,254
Consumer loans originated 1,516,316 1,287,487 915,107
Total loans originated

and purchased
5,357,270 5,248,627 4,504,930
Loans acquired from BSPR - - 2,514,700
Sales of loans (293,213) (620,227) (657,498)
Repayments and prepayments (4,694,352) (5,495,131) (3,661,289)
Other increases (decreases)
(1)
108,179 251,823 (145,695)
Net increase (decrease) 477,884 (614,908) 2,555,148
Ending balance as of December 31 $ 11,304,667 $ 10,826,783 $ 11,441,691
Percentage increase (decrease) 4.41% (5.37)% 28.75%
_____________
(1)
Includes, among other things, the change in the ACL on loans and finance leases and cancellation of loans due to the repossession of the collateral and loans repurchased.
Residential Real Estate Loans
As of

December 31,

2022, the

Corporation’s

total residential

mortgage

loan portfolio,

including

loans held

for sale,

decreased by
$154.5

million,

as compared

to

the

balance

as of

December 31,

2021.

The

residential

mortgage

loan

portfolio

decreased

by

$144.0
million in

the Puerto

Rico region,

$8.6 million

in the

Virgin

Islands region,

and $1.9

million in

the Florida

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

45%

of

the

residential

mortgage

loan

portfolio

consisted

of

hybrid

adjustable-rate

mortgages.

In
accordance with

the Corporation’s

underwriting guidelines,

residential mortgage

loans are

primarily fully

documented loans,

and the
Corporation does not originate negative amortization loans.
Residential

mortgage

loan

originations

for

the

year

ended

December

31,

2022

amounted

to

$468.6

million,

compared

to

$623.3
million for 2021.

The decrease in residential

mortgage loan originations

of $154.7 million

consisted of declines

of $136.8 million

and
$21.8 million

in the Puerto

Rico and Florida

regions, respectively,

partially offset

by an increase

of $3.9 million

in the Virgin

Islands
region. The

decrease in

2022 reflects

lower levels

of refinancings

driven by

the effect

of higher

market interest

rates. Approximately
54% of the

$363.0 million residential

mortgage loan originations

in the Puerto

Rico region during

the year ended

December 31, 2022
were of conforming loans, compared to 88% of $499.7 million for the year ended

December 31, 2021.

Commercial and Construction Loans
As

of

December

31,

2022,

the

Corporation’s

commercial

and

construction

loan

portfolio

increased

by

$184.3

million

(net

of

a
$138.2 million decrease in the SBA PPP loan portfolio), as compared to the balance as of December 31, 2021.

In the

Puerto

Rico region,

commercial

and

construction

loans increased

by $49.6

million (net

of a

$98.0

million decrease

in the
SBA PPP loan portfolio),

as compared to the

balance as of December

31, 2021. Excluding the

$98.0 million decrease

in the SBA PPP
loan portfolio, commercial and

construction loans in the

Puerto Rico region increased by $147.6

million, driven by the origination

and
purchases

of loans

related to

eleven

commercial relationships,

each in

excess of

$10 million,

that increased

the portfolio

amount by
$315.3

million,

partially

offset

by

payoffs

and

paydowns,

including

the

payoff

of

three

commercial

and

construction

loans

totaling
$58.7 million each in excess of $10 million, and the sale of a $35.2 million commercial and industrial loan participation.
In the

Florida region,

commercial and

construction loans

increased by

$147.2 million

(net of

a $32.2 million

decrease in

the SBA
PPP loan portfolio),

as compared to

the balance as

of December 31,

2021. Excluding the

$32.2 million decrease

in the SBA PPP

loan
portfolio,

commercial

and

construction

loans

in

the

Florida

region

increased

by

$179.4

million,

driven

by

the

origination

and
purchases of

loans related

to multiple commercial

relationships, each

in excess of

$10 million,

that increased

the portfolio amount

by
$321.8 million, partially

offset by the payoffs

and paydowns of eight

commercial relationships totaling

$161.2 million, and

the sale of
a $23.9 million adversely classified commercial and industrial loan participation in the Florida region.
In the Virgin

Islands region,

commercial and construction

loans decreased

by $12.5 million,

driven by an

$8.0 million decrease

in
the SBA PPP loan portfolio, as compared to the balance as of December 31, 2021.
As of

December 31,

2022,

the Corporation

had $169.8

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
As

of

December

31,

2022,

the

Corporation’s

total

exposure

to

shared

national

credit

(“SNC”)

loans

(including

unused
commitments)

amounted

to

$1.1

billion,

compared

to

$918.6

million

as

of

December

31,

2021.

As

of

December

31,

2022,
approximately

$189.3

million

of

the

SNC

exposure

is

related

to

the

portfolio

in

Puerto

Rico

and

$872.0

million

is

related

to

the
portfolio in the Florida region.
Commercial and construction loan originations (excluding government loans) decreased by $22.3 million to $3.0 billion for the year ended December

31, 2022,

when compared

to the

same period

of 2021.

Total

commercial and

construction loan

originations in

2021
includes

SBA

PPP

loan

originations

of

$283.7

million.

Excluding

SBA

PPP

loan

originations,

commercial

and

construction

loan
originations increased

by $261.4

million in

2022, compared

to 2021.

The increase

consisted of

increases of $201.4

million and

$93.0
million in the Puerto Rico and Florida regions, respectively,

partially offset by a decrease of $33.0 million in the Virgin

Islands region.
Government

loan

originations

for

2022

amounted

to

$51.1

million,

compared

to

$62.8

million

for

2021.

Government

loan
originations in both years primarily consisted of the renewal of certain facilities in both the Virgin

Islands and the Puerto Rico regions,
and the utilization of an arranged overdraft line of credit of a government entity in the

Virgin Islands region.
Consumer Loans and Finance Leases
As of December

31, 2022, the

Corporation’s

consumer loan and

finance lease portfolio

increased by $439.5

million to $3.3

billion,
as

compared

to

the

portfolio

balance

of

$2.9

billion

as

of

December

31,

2021.

The

increase

was

reflected

in

all

classes

within

the
consumer

loan

portfolio

segment,

including

increases

of

$226.5

million

and

$143.2

million

in

the

auto

loans

and

finance

leases
portfolios, respectively

.

The growth

in consumer

loans is

mainly reflected

in the

Puerto Rico

region and

was driven

by an

increased
level of loan originations during 2022.
Originations of

auto loans

(including finance

leases) in

2022 amounted

to $1.0

billion, compared

to $932.7

million for

2021. The
increase

consisted

of increases

of $94.6

million and

$5.1 million,

respectively,

in the

Puerto Rico

and Virgin

Islands regions.

Other
consumer loan

originations, excluding

credit cards,

for 2022

amounted to

$304.5 million,

compared to

$172.7 million

in 2021.

Most
of the

increase in

other consumer

loan originations

in 2022,

when compared

to 2021,

was in

the Puerto

Rico region.

The utilization
activity on the outstanding credit card portfolio for 2022 amounted to $488.3 million, compared to $422.5 million for 2021.

Maturities of Loans Receivable

The following tables

present the loans

held for investment

portfolio as of

December 31, 2022

by remaining contractual

maturities and
interest rate type:
After One Year After Five Years
Total Portfolio One Year or Less Through Five Years Through 15 Years After 15 Years
(In thousands)
Residential mortgage $ 68,547 $ 434,908 $ 1,252,701 $ 1,091,134 $ 2,847,290
Construction loans
90,824 39,337 1,989 803 132,953
Commercial mortgage loans 962,336 1,191,268 199,833 5,414 2,358,851
C&I loans 1,213,757 1,341,101 326,474 4,931 2,886,263
Consumer loans 997,191 2,064,383 264,594 1,300 3,327,468
Total loans
(1)
$ 3,332,655 $ 5,070,997 $ 2,045,591 $ 1,103,582 $ 11,552,825
Amount due in one year or less at: Amount due after one year:
Total Portfolio Fixed Interest Rates
Variable Interest
Rates
Fixed Interest Rates
Variable Interest
Rates
Residential mortgage $ 63,574 $ 4,973 $ 2,577,163 $ 201,580 $ 2,847,290
Construction loans
6,323 84,500 4,227 37,903 132,953
Commercial mortgage loans 725,300 237,036 921,832 474,683 2,358,851
C&I loans 270,125 943,632 422,871 1,249,635 2,886,263
Consumer loans 761,929 235,262 2,321,662 8,615 3,327,468
Total loans
(1)
$ 1,827,251 $ 1,505,403 $ 6,247,755 $ 1,972,416 $ 11,552,825
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

The

Corporation’s

total

available-for-sale

debt

securities

portfolio

as

of

December

31,

2022

amounted

to

$5.6

billion,

an

$854.2
million decrease

from December

31, 2021.

The decrease

was mainly

driven by

a $718.6

million decrease

in fair

value attributable

to
changes

in market

interest rates

and

the repayments

of approximately

$642.9 million

of U.S.

agencies

and

MBS, partially

offset

by
purchases

of U.S. agencies debentures and MBS totaling $512.3 million during 2022.

As

of

December

31,

2022,

substantially

all

of

the

Corporation’s

available-for-sale

debt

securities

portfolio

was

invested

in

U.S.
government and

agencies debentures

and fixed-rate

GSEs’ MBS.

In addition,

as of

December 31,

2022, the

Corporation held

a bond
issued

by

the

PRHFA,

classified

as available

for

sale,

specifically

a

residential

pass-through

MBS in

the

aggregate

amount

of $3.3
million

(fair

value

-

$2.2

million).

This

residential

pass-through

MBS

issued

by

the

PRHFA

is

collateralized

by

certain

second
mortgages originated

under a program

launched by the

Puerto Rico government

in 2010 and

had an unrealized

loss of $1.1

million as
of

December

31,

2022,

of which

$0.4

million

is due

to credit

deterioration.

During 2021,

the

Corporation

placed

this instrument

in
nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.
As of December 31, 2022, the Corporation’s

held-to-maturity debt securities portfolio, before the ACL, increased to

$437.5 million,
compared

to

$178.1

million

as

of

December

31,

2021,

mainly

driven

by

purchases

of

GSEs’

MBS

totaling

$289.8

million

during
2022. Held-to-maturity debt securities consisted of fixed-rate GSEs’ MBS and financing arrangements with Puerto Rico municipalities
issued

in

bond

form,

which

the

Corporation

accounts

for

as

securities,

but

which

were

underwritten

as

loans

with

features

that

are
typically found

in commercial

loans. Puerto

Rico municipal

bonds typically

are not

issued in

bearer form,

are not

registered with

the
Securities

and

Exchange

Commission,

and

are

not

rated

by

external

credit

agencies.

These

bonds

have

seniority

to

the

payment

of
operating costs and

expenses of

the municipality

and, in most

cases, are supported

by assigned

property tax

revenues. Approximately
74% of the

Corporation’s

municipality bonds

consisted of

obligations issued

by four of

the largest

municipalities in

Puerto Rico.

The
municipalities

are

required

by

law

to

levy

special

property

taxes

in

such

amounts

as

are

required

for

the

payment

of

all

of

their
respective

general

obligation

bonds

and

loans.

Given

the

uncertainties

as

to

the

effects

that

the

fiscal

position

of

the

Puerto

Rico
central government, and

the measures taken,

or to be taken,

by other government

entities may have

on municipalities, the

Corporation
cannot be certain whether

future charges to the

ACL on these securities will

be required. As of December

31, 2022, the ACL for

held-
to-maturity debt securities was $8.3 million, compared to $8.6 million as of December 31, 2021.
See

“Risk Management

–

Exposure

to Puerto

Rico

Government”

below

for

information

and

details

about

the Corporation’s

total
direct

exposure

to

the

Puerto

Rico

government,

including

municipalities

and

“Credit

Risk

Management”

below

for

the

ACL

of

the
exposure to Puerto Rico municipal bonds.

The following table presents the carrying values of investments as of the indicated dates:
December 31, 2022 December 31, 2021
(In thousands)
Money market investments $ 2,025 $ 2,682
Available-for-sale

debt securities, at fair value:
U.S. government and agencies obligations 2,492,228 2,405,468
Puerto Rico government obligations 2,201 2,850
MBS:

Residential
2,941,458 3,803,933

Commercial
163,133 240,510
Other 500 1,000
Total available-for-sale

debt securities, at fair value
5,599,520 6,453,761
Held-to-maturity debt securities, at amortized cost:
MBS:

Residential
166,739 -

Commercial
105,088 -
Puerto Rico municipal bonds 165,710 178,133
ACL for held-to-maturity Puerto Rico municipal bonds (8,286) (8,571)
Total held-to-maturity

debt securities
429,251 169,562
Equity securities, including $42.9 million and $21.5 million of FHLB stock as of December 31, 2022 and 2021, respectively 55,289 32,169
Total money market

investments and investment securities
$ 6,086,085 $ 6,658,174

The carrying values of debt securities as of December 31,

2022 by contractual maturity (excluding MBS), are shown below:
Carrying Amount
Weighted-Average

Yield %
(Dollars in thousands)
U.S. government and agencies obligations:
Due within one year
$ 132,166 0.32
Due after one year through five years
2,299,262 0.82
Due after five years through ten years
48,594 1.54
Due after ten years
12,206 4.62
2,492,228 0.83
Puerto Rico government and municipalities obligations:
Due within one year
1,202 5.20
Due after one year through five years
42,530 6.34
Due after five years through ten years
55,956 6.29
Due after ten years
68,223 6.76
167,911 6.49
Other debt securities
Due within one year
500 0.84
Total
2,660,639 1.16
MBS
3,376,418 1.66
ACL on held-to-maturity debt securities
(8,286) -
Total debt securities
$ 6,028,771 1.45

Net

interest

income

in

future

periods

could

be

affected

by

prepayments

of

MBS.

Any

acceleration

in

the

prepayments

of

MBS
purchased

at

a

premium
would

lower

yields

on

these

securities,

since

the

amortization

of

premiums

paid

upon

acquisition

would
accelerate. Conversely,

acceleration of the

prepayments of MBS would

increase yields on

securities purchased at

a discount, since

the
amortization of

the discount

would accelerate.

These risks

are directly

linked to

future period

market interest

rate fluctuations.

Also,
net

interest

income

in

future

periods

might

be

affected

by

the

Corporation’s

investment

in

callable

securities.

As

of

December

31,
2022, the

Corporation had

approximately $2.0

billion in

callable debt

securities (U.S.

agencies debt

securities) with

an average

yield
of 0.83%, of which approximately 58% were

purchased at a discount and 7%

at a premium.

See “Risk Management” below for further
analysis

of

the

effects

of

changing

interest

rates

on

the

Corporation’s

net

interest

income

and

the

Corporation’s

interest

rate

risk
management strategies. Also,

refer to Note 3

– Debt Securities,

to the audited

financial statements included

in Item 8 of this

Form 10-
K, for additional information regarding the Corporation’s

debt securities portfolio.
RISK MANAGEMENT
General
Risks

are

inherent

in

virtually

all

aspects

of

the

Corporation’s

business

activities

and

operations.

Consequently,

effective

risk
management

is

fundamental

to

the

success

of

the

Corporation.

The

primary

goals

of

risk

management

are

to

ensure

that

the
Corporation’s

risk-taking activities are

consistent with the

Corporation’s

objectives and risk

tolerance, and that

there is an appropriate
balance between risks and rewards in order to maximize stockholder value.
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

See “Liquidity Risk and Capital Adequacy”
below for further details.
Interest Rate Risk
Interest rate risk is the risk arising from adverse movements in interest rates. See “Interest Rate Risk Management”

below for
further details.
Market Risk
Market

risk

is

the

risk

of

loss

in

the

value

of

assets

or

liabilities

due

to

changes

in

market

conditions,

including

movements

in
market

rates or

prices, such

as interest

rates

or equity

prices. The

Corporation

evaluates market

risk together

with interest

rate risk.

Both

changes

in

market

values

and

changes

in

interest

rates

are

evaluated

and

forecasted.

See

“Interest

Rate

Risk

Management”
below for further details.
Credit Risk
Credit risk

is the

risk arising

from a

borrower’s or

a counterparty’s

failure to

meet the

terms of

a contract

with the

Corporation or
otherwise to perform as agreed. See “Credit Risk Management”

below for further details.
Operational Risk

Operational

risk

is

the

risk

arising

from

problems

with

the

delivery

of

services

or

products.

This

risk

is

a

function

of

internal
controls,

information

systems,

employees

and

operating

processes.

It

also

includes

risks

associated

with

the

Corporation’s
preparedness

for

the

occurrence

of

an

unforeseen

event.

This

risk

is

inherent

across

all

functions,

products,

and

services

of

the
Corporation. See “Operational Risk” below for further details.

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

has

appointed

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

,

and objectives;
●
Review and recommend to the Board the parameters and establishment of the Corporation’s risk tolerance and risk appetite;

●
Receive

reports

from

management

and,

if

appropriate,

other

Board

committees,

regarding

the

Corporation’s

policies

and
procedures

related

to

the

Corporation’s

adherence

to

risk

limits

and

its

established

risk

tolerance

and

risk

appetite

or

on
selected risk topics;

●
Oversee the strategies,

policies, procedures, and

systems established by

management to identify,

assess, measure, and

manage
the

major

risks

facing

the

Corporation,

which

may

include

an

overview

of

the

Corporation’s

credit

risk,

operational

risk,
information

technology

risk,

compliance

risk,

interest

rate

risk,

liquidity

risk,

market

risk,

and

reputational

risk,

as

well

as
management’s capital management,

planning,

and process;

●
Oversee management’s activities with

respect to capital stress testing and model risk;
●
Review and discuss with management risk assessments for new products and services; and
●
Review periodically the scope and effectiveness

of the Corporation’s regulatory compliance

policies and programs.
Asset and Liability Committee
The Board

of Directors

has appoint

ed the

Asset and

Liability Committee

to assist

the Board

in its

oversight

of the

Corporation’s
asset

and

liability

management

policies

related

to

the

management

of

the

Corporation’s

funds,

investments,

liquidity,

market

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

that process.
Credit Committee
The Board of

Directors has appointed

the Credit Committee to

assist the Board in

its oversight of the

Corporation’s policies

related
to the Corporation’s lending

function, or credit management. The committee’s

primary responsibilities are to:
●
Review the quality of the Corporation’s

credit portfolio and the trends affecting that portfolio;
●
Oversee the effectiveness and administration

of credit-related policies through the review of

such processes, reports and other
information as

it deems appropriate,

including the

loan-quality grading

and examination

process, internal and

external audits
and examinations

of the

Corporation’s

credit processes,

the incidence

of new

problem assets,

the frequency

and reasons

for
credit policy exceptions, the loan review functions and the asset classification process;

●
Approve loans as required by the lending authorities approved by the Board; and
● Report to the Board regarding credit management.
Audit Committee
The Board of Directors has appointed

the Audit Committee to assist the

Board in fulfilling its responsibility to oversee

management
regarding:

●
The

conduct

and

integrity

of

the

Corporation’s

financial

reporting

to

any

governmental

or

regulatory

body,

stockholders,
other users of the Corporation’s financial

reports and the public;
●
The performance of the Corporation’s

internal audit function;
●
The Corporation’s internal

control over financial reporting and disclosure controls and procedures;

●
The

qualifications,

engagement,

compensation,

independence,

and

performance

of

the

Corporation’s

independent

auditors,
their

conduct

of

the

annual

audit

of

the

Corporation’s

financial

statements,

and

their

engagement

to

provide

any

other
services;
●
The application of the Corporation’s

related parties transaction policy as established by the Board;

●
The application of the Corporation’s

code of business conduct and ethics as established by management and the Board;

●
The preparation

of the

Audit Committee

report required

to be

included

in the

proxy statement

for the

Corporation’s

annual
stockholders’ meeting by the rules of the SEC; and
●
The Corporation’s legal and

ethical compliance.
Corporate Governance and Nominating Committee
The

Board

of

Directors

has

appointed

the

Corporate

Governance

and

Nominating

Committee

to

develop,

review,

and

assess
corporate

governance

principles.

The

Corporate

Governance

and

Nominating

Committee

is

responsible

for

director

succession,
orientation

and

compensation,

identifying

and

recommending

new

director

candidates,

overseeing

the

evaluation

of

the

Board

and
management, annually

recommending to

the Board

the designation

of a

candidate to

hold the

position of

the Chairman

of the

Board,
and

directing

and

overseeing

the

Corporation’s

executive

succession

plan.

In

addition,

the

Corporate

Governance

and

Nominating
Committee is responsible for overseeing the Corporation’s

sustainability and environmental, social, and governance (“ESG”) policies.
Compensation and Benefits Committee
The Board

of Directors

has appoint

ed the

Compensation

and Benefits

Committee

to oversee

compensation

policies and

practices
including

the

evaluation

and

recommendation

to

the

Board

of

the

proper

and

competitive

salaries

and

incentive

compensation
programs of the executive officers and key employees of

the Corporation.

Trust Committee
The Board

of Directors

of the

Bank has

appointed the

Trust Committee

to assist

such Board

of Directors

in fulfilling

its oversight
responsibilities with respect to the Trust

Department and its fiduciary responsibilities. The

Trust Committee’s

main responsibilities are
to

ensure

proper

exercise

of

the

fiduciary

powers

of

the

Bank

and

to

review

the

activities

of

the

Trust

Department.

The

Trust
Committee has jurisdiction over all aspects of the Trust

Department and may act on behalf of the Board of Directors of the Bank.
Management Roles and Responsibilities
While

the

Board

of

Directors

has

the

responsibility

to

oversee

the

risk

governance

program,

management

is

responsible

for
implementing

the necessary

policies and

procedures,

and internal

controls. To

carry out

these responsibilities,

the Corporation

has a
clearly

defined

risk governance

culture. To

ensure that

risk management

is communicated

at all

levels of

the Corporation,

and each
area understands

its specific

role, the

Corporation has

established several

management level

committees to

support risk

oversight,

as
follows:

Executive Risk Management Committee
The

Executive

Risk

Management

Committee

is

responsible

for

exercising

oversight

of

information

regarding

First

BanCorp.’s
enterprise

risk

management

framework,

including

the

significant

policies,

procedures,

and

practices

employed

to

manage

the
identified

risk

categories

(credit

risk,

operational

risk,

legal

and

regulatory

risk,

reputational

risk,

model

risk,

and

capital

risk).

In
carrying

out

its

oversight

responsibilities,

each

committee

member

is

entitled

to

rely

on

the

integrity

and

expertise

of

those

people
providing

information

to

the committee

and

on

the

accuracy

and

completeness

of

such

information,

absent

actual

knowledge

of

an
inaccuracy.
The

Chief

Executive

Officer

appoints

the

Executive

Risk Management

Committee

and members

of

the Corporation’s

senior

and
executive management have

the opportunity to

share their insights about

the types of risks

that could impede

the Corporation’s

ability
to achieve

its business

objectives. The

Chief Risk

Officer

of the

Corporation directs

the agenda

for

the meetings

and the

Enterprise
Risk Management

(“ERM”) and

Operational Risk

Director serves

as secretary

of the

committee and

maintains the

minutes on

behalf
of the committee. The General Auditor also participates in the committee as an observer.

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

matters,

including

sensitivity

of

the

Corporation’s

earnings

under

various

interest

rate
scenarios. This committee

makes recommendations as

to any adjustments to

asset liability management and

financial resource
allocation

in

light

of

current

events,

risks,

exposures,

and

regulatory

requirements

and

approves

related

policies.

Refer

to
“Liquidity Risk and Capital Adequacy”

and “Interest Rate Risk Management”

below for further details.
●
Information Technology

Steering Committee –

oversees and counsels

on matters related

to information

technology and cyber
security, including

the development of information management policies and procedures throughout the Corporation.

●
Bank Secrecy Act Committee – oversees, monitors,

and reports on the Corporation’s compliance with

the Bank Secrecy Act.
●
Credit Committees (consisting

of a Credit

Management Committee and

a Delinquency Committee)

– oversees and

establishes
standards for credit

risk management processes

within the Corporation.

The Credit Management

Committee is responsible

for
the approval

of loans

above an

established size

threshold. The

Delinquency Committee

is responsible

for the

periodic review
of credit exceptions,

past-due loans, portfolio

concentrations, foreclosures,

collection, loan mitigation

programs, risk appetite,
leveraged loans, business production and the Bank’s

internal credit-risk rating classification;
●
Vendor

Management

Committee

–

oversees

policies,

procedures,

and

related

practices

related

to

the

Corporation’s

vendor
management

efforts.

The

Vendor

Management

Committee’s

primary

functions

involve

the

establishment

of

processes

and
procedures to enable the recognition, assessment, management,

and monitoring of vendor management risks.
●
ESG Committee

– primarily

responsible for

aligning ESG

priorities and

initiatives for

the year,

setting and

monitoring long-
term objectives

and goals,

and leading

the annual

reporting process

on ESG

related topics.

The Committee

also oversees

the
sustainability policy

and integrates

climate change

risk factors

into the

corporate governance,

strategy and

risk management.
The ESG Committee regularly reports to the Corporate Governance and Nominating Committee of the Board of Directors.

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

marketplaces:

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

technology
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

Committee –

responsible to

create governance

and planning

structure that

will enable

FirstBank to

craft
an enterprise

Business Continuity Management

(BCM) program

that ensures the

Bank is able

to continue business

operations
after a major disruption occurs.
●
Emergency Committee

– Responsible

to activate

an emergency

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

manage the

Corporation’s

interest rate

and market

and liquidity

risk programs

and, jointly

with the

Chief
Accounting Officer

and the

Corporate Controller,

are responsible

for the

implementation of

accounting policies

and practices
in accordance with

GAAP and applicable

regulatory requirements. The

ERM and Operational

Risk Director assist the

CFO in
the review of the Corporation’s internal

control over financial reporting and disclosure controls and procedures.

●
The

Chief

Accounting

Officer

and

the

Corporate

Controller

are

responsible

for

the development

and

implementation

of

the
Corporation’s

accounting policies

and practices

and the

review and

monitoring of

critical accounts

and transactions

to ensure
that they are reported in accordance with GAAP and applicable regulatory requirements.
●
The Corporate Strategic

and Business Development

Director is responsible

for the development

of the Corporation’s

strategic
and

business

plan,

by

coordinating

and

collaborating

with

the

executive

team

and

all

corporate

groups

involved

with

the
strategic and business planning process.
●
The

Corporate

Strategy

and

Investor

Relations

Officer

is

responsible

for

managing

communications

with

the

investor
community

and

sell-side

research

analysts

and

for

coordinating

and

collaborating

with the

executive

team

and

all corporate
groups involved with the adequate execution of the strategic and business planning process.

●
The

ERM

and

Operational

Risk

Director

is

responsible

for

driving

the

identification,

assessment,

measurement,

mitigation,
and

monitoring

of

key

risks

throughout

the

Corporation.

The

ERM

and

Operational

Risk

Director

promotes

and

instills

a
culture

of

risk

control,

identifies

and

monitors

the

resolution

of

major

and

critical

operational

risk

issues

across

the
Corporation

and serves

as a

key

advisor

to business

executives with

regards

to risk

exposure

to the

organization,

corrective
actions and

corporate policies

and best practices

to mitigate

risks. The Financi

al and Model

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

of

and

educating

business

units

and
subsidiaries on, regulatory risks.
●
The General

Counsel is

responsible

for

the oversight

of legal

risks, including

matters

such as

contract

structuring,

litigation
risk,

and

all

legal-related

aspects

of

the

Corporation’s

business.

The

Corporate

Affairs

Officer

assists

the

General

Counsel
with various

legal areas,

including,

but not

limited,

to SEC

reporting

matters, insurance

coverage

and liability,

and contract
structuring.
●
The

Chief

Information

Officer

(“CIO”)

is responsible

for

overseeing

technology

services provided

by IT

vendors

including
the following:

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

Liquidity Risk and Capital Adequacy,

Interest Rate Risk Management, Credit Risk

Management, Operational Risk, Legal
and Compliance Risk and Concentration Risk
The

following

discussion

highlights

First

BanCorp.’s

adopted

policies

and

procedures

for

liquidity

risk

and

capital

adequacy,
interest rate risk, credit risk, operational risk, legal and compliance risk, and concentration risk.
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

The Asset

and Liability

Committee of

the Board

is responsible

for overseeing

management’s

establishment of

the Corporation’s
liquidity

policy,

as

well

as

approving

operating

and

contingency

procedures

and

monitoring

liquidity

on

an

ongoing

basis.

The
MIALCO,

which

reports

to

the

Board

of

Directors’

Asset

and

Liability

Committee,

uses

measures

of

liquidity

developed

by
management

that

involve

the

use

of

several

assumptions

to

review

the

Corporation’s

liquidity

position

on

a

monthly

basis.

The
MIALCO oversees liquidity management, interest rate risk, market risk, and other related matters.

The MIALCO is composed of

senior management officers, including

the Chief Executive Officer,

the Chief Financial Officer,

the
Chief Risk

Officer,

the Corporate

Strategic and

Business Development

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

Corporate

Controller’s
Department

is responsible

for calculating

the

liquidity measurements

used by

the Treasury

and Investment

Division

to review

the
Corporation’s

liquidity

position

on

a

monthly

basis.

The

Financial

Planning

and

ALM

Division

is

responsible

to

estimate

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

The

Corporation

develops

and

maintains

contingency

funding

plans.

These

plans

evaluate

the

Corporation’s

liquidity

position
under various

operating circumstances

and are

designed to

help ensure

that the

Corporation will

be able

to operate

through periods
of stress when

access to normal

sources of funds

is constrained. The

plans project funding

requirements during

a potential period

of
stress, specify and quantify sources of liquidity,

outline actions and procedures for effectively managing liquidity through a period of
stress, and

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

was $3.5

billion, or

19.0% of

total assets,

compared to
$5.6 billion, or 27.0%

of total assets as of

December 31, 2021. The

basic liquidity ratio (which

adds available secured lines

of credit
to

the

core

liquidity)

was

approximately

22.5%

of

total

assets

as

of

December

31,

2022,

compared

to

32.7%

of

total assets

as

of
December

31, 2021.

The decrease

in the

core

liquidity

reserves is

in part

due

to customer

deposits withdrawals

and

maturities, as
well as the funding of loan growth.
As

of

December

31,

2022,

the

Corporation

had

$644.2

million

available

for

credit

from

the

FHLB.

The

Corporation

also
maintains borrowing

capacity at

the FED

Discount Window.

The Corporation

does not

consider borrowing

capacity from

the FED

Discount

Window

as a

primary

source

of liquidity

but had

approximately

$1.3 billion

available

for

funding under

the FED’s

BIC
Program as

of December

31, 2022

as an

additional contingent

source. Total

loans pledged

to the

FED Discount

Window

amounted
to $2.2 billion as of

December 31, 2022. The Corporation

also does not rely on uncommitted

inter-bank lines of credit

(federal funds
lines) to fund its operations and does not include them in the basic liquidity measure.
As of December

31, 2022, the holding

company had $19.3 million

of cash and cash

equivalents. Cash and

cash equivalents at

the
Bank level

as of

December

31, 2022

were approximately

$479.8

million,

primarily

balances deposited

at the

FED. The

Bank had
$105.8

million

in

brokered

CDs

as

of

December

31,

2022,

of

which

approximately

$55.7

million

mature

over

the

next

twelve
months.

Liquidity

at

the

Bank

level

is

highly

dependent

on

bank

deposits,

which

fund

86.9%

of

the

Bank’s

assets

(or

86.3%
excluding brokered

CDs). Historically,

the use

of brokered

CDs has

been an

additional source

of funding

for the

Corporation as

it
provides an

additional efficient

channel for

funding diversification

and can

be obtained

faster than

regular retail

deposits. Brokered
CDs have been maintained at low levels due to the excess liquidity and availability of core deposits.

Over the

last twelve

months, the

FED’s

policy to

control the

inflationary economic

environment,

including the

rising of

market
interest

rates,

have

resulted

in

excess

liquidity

gradually

tapering

off

and

impacting

the

Corporation’s

core

deposit

balances

as
customers have

allocated cash

into higher

yielding options.

During the

fourth quarter

of 2022,

the Corporation

increased the

use of
short-term advances

from the

FHLB, repurchase

agreements, and

other sources,

such as

wholesale funding

brokers. The

additional
use

and

future

levels

of

these

sources

of

funding

are

dependent

on

factors

such

as

the

loan

portfolio

future

pipeline,

customers
continuing

to

allocate

more

cash

into

higher

yielding

alternatives,

among

other

factors.

Funding

through

these

sources

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

31, 2022,

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
December 31,

2022 2021
(In thousands)
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit:

Construction undisbursed funds
$
170,639
$
197,917

Unused personal lines of credit

978,219
1,180,824

Commercial lines of credit

761,634
725,259

Letters of credit:

Commercial letters of credit
68,647
151,140

Standby letters of credit
9,160
4,342
The

Corporation

engages

in

the ordinary

course

of business

in

other

financial

transactions

that

are not

recorded

on the

balance
sheet,

or

may

be

recorded

on

the

balance

sheet

in

amounts

that

are

different

from

the

full

contract

or

notional

amount

of

the
transaction and, thus, affecting

the Corporation’s

liquidity position. These transactions are

designed to (i) meet the financial

needs of
customers, (ii) manage the

Corporation’s credit,

market and liquidity risks, (iii)

diversify the Corporation’s

funding sources, and (iv)
optimize capital.

In addition to the

aforementioned off-balance

sheet debt obligations

and unfunded commitments

to extend credit, the

Corporation
has obligations and commitments to make future payments

under contracts, amounting to approximately $3.4

billion as of December
31,

2022.

Our

material

cash

requirements

comprise

primarily

of

contractual

obligations

to

make

future

payments

related

to

time
deposits,

short-term

borrowings,

long-term

debt,

and

operating

lease

obligations.

We

also

have

other

contractual

cash

obligations
related

to

certain

binding

agreements

we

have

entered

into

for

services

including

outsourcing

of

technology

services,

security,
advertising and

other services

which are

not material

to our

liquidity needs.

We

currently anticipate

that our

available funds,

credit
facilities, and cash flows from operations will be sufficient to meet our operational cash needs for the foreseeable future.
Off-balance sheet

transactions are continuously

monitored to consider

their potential impact

to our liquidity

position and changes
are applied to the balance between sources and uses of funds, as deemed appropriate,

to maintain a sound liquidity position.
Sources of Funding
The

Corporation

utilizes

different

sources

of

funding

to

help

ensure

that

adequate

levels

of

liquidity

are

available

when

needed.
Diversification of

funding sources is

of great importance

to protect the

Corporation’s

liquidity from market

disruptions. The

principal
sources of

short-term

funds are

deposits, including

brokered CDs.

Additional funding

is provided

by short-

and long-term

securities
sold under agreements

to repurchase and

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

as wholesale fundi

ng brokers.

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
Deposits
The following table presents the composition of total deposits as of the indicated

dates:
As of December 31,
2022 2021
(Dollars in thousands)
Interest-bearing savings accounts $ 3,902,888 $ 4,729,387
Interest-bearing checking accounts 3,770,993 3,492,645
CDs 2,356,702 2,535,349
Interest-bearing deposits
(1)
10,030,583 10,757,381
Non-interest-bearing deposits 6,112,884 7,027,513
Total $ 16,143,467 $ 17,784,894
Interest-bearing deposits:
Average balance

outstanding
$ 10,562,159 $ 10,940,542
Non-interest-bearing deposits:
Average balance

outstanding
$ 6,391,171 $ 6,063,715
Weighted average

rate during the period on interest-bearing deposits
0.44% 0.38%
(1)
The weighted-average interest rate on total interest-bearing deposits as of December 31, 2022 and 2021 was 1.03% and 0.31%,

respectively.

Retail

deposits
–

The

Corporation’s

deposit

products

include

regular

savings

accounts,

demand

deposit

accounts,

money

market
accounts,

and

retail

CDs. As

of

December

31,

2022,

the

Corporation’s

deposits,

excluding

government

deposits

and

brokered

CDs,
decreased by $1.1 billion

to $13.3 billion from

$14.4 billion as of December

31, 2021. The $1.1

billion decrease was primarily

related
to

lower

balances

in

commercial

savings

accounts,

retail

CDs,

and

retail

demand

deposits

accounts

primarily

in

the

Puerto

Rico
region, reflecting,

among other

things, the

effect of

customers’ allocation

of cash

balances into

higher-yielding

options and

elevated
customer spending.
Government deposits

– As of

December 31,

2022, the Corporation

had $2.3 billion

of Puerto Rico

public sector deposits

($2.2 billion
in transactional

accounts and

$162.6 million

in time

deposits), compared

to $2.7

billion as

of December

31, 2021,

which are

insured
by

the

FDIC

up

to

the

applicable

limits

and

the

uninsured

portion

is

fully

collateralized.

Approximately

24%

of

the

public

sector
deposits

as

of

December

31,

2022

were

from

municipalities

and

municipal

agencies

in

Puerto

Rico

and

76%

were

from

public
corporations, the

central government

and agencies, and

U.S. federal

government agencies

in Puerto Rico.

The decrease was

primarily
related to decreases in transactional

account balances of government

public corporations that reflect,

among other things, utilization of
federal funding allocated to Puerto Rico.
In

addition,

as

of

December

31,

2022,

the

Corporation

had

$442.8

million

of

government

deposits

in

the

Virgin

Islands

region
(December 31, 2021 - $568.4 million) and $11.6

million in the Florida region (December 31, 2021 - $9.6 million).
Estimate of Uninsured

Deposits –
As of December 31,

2022 and 2021, the estimated

amount of uninsured deposits

totaled $7.6 billion
and $8.9

billion, respectively,

generally representing

the portion

of deposits

in domestic

offices that

exceed the

FDIC insurance

limit
of $250,000

and amounts

in any other

uninsured deposit

account. The

balances presented

as of December

31, 2022

and 2021

include
the

uninsured

portion

of

government

deposits,

which

are

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

31, 2022:
(In thousands)
3 months or
less
3 months to
6 months
6 months to
1 year Over 1 year Total
U.S. time deposits in excess of FDIC insurance
limits $ 289,172 $ 56,286 $ 148,966 $ 197,107 $ 691,531
Other uninsured time deposits
$ 21,874 $ 7,027 $ 17,281 $ 4,855 $ 51,037
Brokered

CDs

– Total

brokered CDs

increased during

2022 by $5.4

million to $105.8

million as of

December 31,

2022, compared

to
$100.4 million as of December 31, 2021.

The average remaining term to maturity of the brokered CDs outstanding as of December 31, 2022 was approximately 1.6 years.

The use of

brokered CDs provides

an efficient channel

for funding diversification

and interest rate management.

Brokered CDs are
insured by the FDIC up to regulatory limits and can be obtained faster than regular retail deposits.
Refer to

“Net Interest

Income” above

for information

about average

balances of

interest-bearing deposits

and the

average interest
rate paid on deposits for the years ended December 31, 2022, 2021, and 2020.
Borrowings

As of December 31, 2022, total borrowings amounted to $933.9 million, compared to $683.8 million as of December 31, 2021.

The following table presents the composition of total borrowings as of the indicated

dates:
Weighted Average

Rate as of

As of December 31,
December 31, 2022 2022 2021
(Dollars in thousands)
Short-term securities sold under agreements to repurchase 4.55% $ 75,133 $ -
Long-term securities sold under agreements to repurchase - - 300,000
Short-term advances from FHLB 4.56% 475,000 -
Long-term advances from FHLB 4.25% 200,000 200,000
Other borrowings 7.33% 183,762 183,762
Total 5.04% $ 933,895 $ 683,762
Securities

sold

under

agreements

to

repurchase

-
The

Corporation’s

investment

portfolio

is

funded

in

part

with

repurchase
agreements.

The Corporation’s

outstanding

short-term

securities sold

under repurchase

agreements

amounted

to $75.1

million

as of
December

31,

2022

and

are

scheduled

to

mature

during

the

first

quarter

of

2023.

The

$300.0

million

of

long-term

repurchase
agreements

that were

outstanding

as of

December 31,

2021 matured

or were

called close

to its

maturity during

2022. In

addition to
these repurchase agreements,

the Corporation has been

able to maintain

access to credit by

using cost-effective

sources such as FHLB
advances. See

Note 12

– Securities

Sold Under

Agreements to

Repurchase, to

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
As of December 31, 2022, the outstanding balance

of fixed-rate FHLB advances was $675.0 million, compared

to $200.0 million as of
December 31,

2021. The $200.0

million in long-term

FHLB advances outstanding

as of December

31, 2021 matured

and were repaid
during

the third

quarter of

2022.

In addition,

during

the fourth

quarter of

2022,

the Corporation

added $475.0

million of

short-term
FHLB advances that are scheduled

to mature during the

first quarter of 2023 and

$200.0 million of long-term

FHLB advances that are
scheduled

to

mature

in

November

2027.

Of

the

$675.0

million

in

FHLB

advances,

$225.0

million

were

pledged

with

investment

securities

and

$450.0

million

were

pledged

with

mortgage

loans.

As

of

December

31,

2022,

the

Corporation

had

$644.2

million
available for additional credit on FHLB lines of credit based on collateral pledged at the FHLB of New York

.
Trust Preferred

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

December

31,

2022

and

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

See

Note

14

–

Other

Borrowings

and

Note

10

–

Non-Consolidated
Variable

Interest

Entities

(“VIE”)

and

Servicing

Assets,

to

the

audited

consolidated

financial

statements

included

in

Item

8

of

this
Form 10-K for additional information.
Other Sources

of Funds

and Liquidity

- The

Corporation’s

principal uses

of funds

are for

the origination

of loans,

the repayment

of
maturing deposits

and borrowings,

and deposits

withdrawals. In

connection with

its mortgage

banking activities,

the Corporation

has
invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.

The enhanced

capabilities improve

the Corporation’s

liquidity profile

as they

allow the

Corporation to

derive liquidity,

if needed,
from the sale

of mortgage loans

in the secondary

market. The U.S.

(including Puerto Rico)

secondary mortgage market

is still highly-
liquid, in

large part

because of

the sale

of mortgages

through guarantee

programs of

the FHA,

VA,

U.S. Department

of Housing

and
Urban Development (“HUD”), FNMA

and FHLMC. During 2022,

loans pooled into GNMA MBS amounted

to approximately $144.5
million. Also, during

2022, the Corporation

sold approximately $93.8

million of performing

residential mortgage

loans to FNMA and
FHLMC.
The

FED

Discount

Window

is

a

cost-efficient

contingent

source

of

funding

for

the

Corporation

in

highly-volatile

market
conditions. As previously mentioned,

although currently not in use,

as of December 31, 2022,

the Corporation had approximately $1.3
billion available for funding under the FED’s

Discount Window based on collateral pledged at the

FED.
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

Cash Flows
Cash and

cash equivalents

were $480.5

million as

of December

31, 2022,

a decrease

of $2.1

billion when

compared to

December
31, 2021.

The following

discussion highlights

the major

activities and

transactions that

affected

the Corporation’s

cash flows

during
2022 and 2021:

Cash Flows from Operating Activities
First BanCorp.’s

operating assets and

liabilities vary significantly

in the normal course

of business due to

the amount and timing

of
cash flows.

Management believes

that cash

flows from

operations, available

cash balances,

and the

Corporation’s

ability to

generate
cash through

short and long-term

borrowings will be

sufficient to

fund the Corporation’s

operating liquidity

needs for the

foreseeable
future.
For the years ended December

31, 2022 and 2021, net

cash provided by operating activities

was $440.5 million and

$399.7 million,
respectively.

Net cash

generated from

operating activities

was higher

than reported

net income

largely as

a result

of adjustments

for
non-cash items such

as depreciation and

amortization, deferred income

tax expense and the

provision for credit

losses, as well as cash
generated from sales of loans held for sale.
Cash Flows from Investing Activities
The Corporation’s

investing activities primarily

relate to originating

loans to be

held for investment,

as well as

purchasing, selling,
and repaying available-for-sale

and held-to-maturity debt securities.

For the year ended December

31, 2022, net cash used in

investing
activities was

$681.5 million,

primarily due

to purchases

of U.S.

agencies debentures

and MBS

and net

disbursements on

loans held
for investment, partially offset by repayments of U.S. agencies MBS and proceeds from sales of commercial loan participations
.

For the

year ended

December 31,

2021, net

cash used

in investing

activities was

$1.3

billion, primarily

due to

a higher

volume of
purchases

of

U.S.

agencies

investment

securities

and

liquidity

used

to

fund

commercial

and

consumer

loan

originations,

partially
offset by

principal collected

on loans

and U.S.

agencies MBS

repayments, as

well as

proceeds from

U.S. agencies

bonds called

prior
to maturity, the bulk sale of

residential mortgage nonaccrual loans, and the sale of criticized commercial and construction loans.

Cash Flows from Financing Activities
The Corporation’s

financing activities

primarily

include the

receipt of

deposits and

the issuance

of brokered

CDs, the

issuance of
and payments

on long-term

debt, the

issuance of

equity instruments,

return of

capital, and

activities related

to its

short-term funding.
For

the

year

ended

December 31,

2022,

net cash

used by

financing

activities

was $1.8

billion,

mainly

reflecting

a decrease

in

total
deposits, the repayment of long-term debt, and capital

returned to stockholders. These variances were partially offset by proceeds from
short-term borrowings.

For the

year ended

December 31,

2021, net

cash provided by

financing activities

was $1.9

billion, mainly

reflecting an

increase in
non-brokered deposits,

partially offset

by capital

returned to

stockholders,

and repayment

of matured

long-term FHLB

advances and
brokered CDs.

Capital
As of December 31, 2022, the Corporation’s

stockholders’ equity was $1.3 billion,

a decrease of $776.2 million from

December 31,
2021.

The decrease

was driven

by a

$718.6 million

decline in

the fair

value

of available-for

-sale debt

securities recorded

as part

of
accumulated other

comprehensive loss

in the

consolidated statements

of financial

condition, as

a result

of changes

in market

interest
rates. The

decrease

also reflects

the repurchase

of

19.4

million shares

of common

stock for

a total

purchase

price

of approximately
$275.0 million,

and common

stock dividends

declared in

2022 totaling

$88.2 million

or $0.46

per common

share, partially

offset by
earnings generated during 2022.

On February

9, 2023,

the Corporation’s

Board of

Directors declared

a quarterly

cash dividend

of $0.14

per common

share, which
represents an

increase of

$0.02 per

common share,

or a

17% increase,

compared to

its most

recent dividend

paid in

December 2022.
The dividend

is payable on

March 10, 2023

to shareholders of

record at the

close of business

on February

24, 2023.

The Corporation
intends

to

continue

to

pay

quarterly

dividends

on

common

stock.

The

Corporation’s

common

stock

dividends,

including

the
declaration,

timing

and

amount,

remain

subject

to

the

consideration

and

approval

by

the

Corporation’s

Board

of

Directors

at

the
relevant times.
During the first

quarter of 2022,

the Corporation completed

its prior $300

million stock repurchase

program announced in

2021 by
purchasing through open market

transactions 3.4 million shares

of its common stock

for the $50 million remaining

in the program. On
April

27,

2022,

the

Corporation

announced

that

its

Board

of

Directors

approved

a

new

stock

repurchase

program,

under

which

the
Corporation

may repurchase

up to

$350 million

of its

outstanding

common

stock, which

commenced

in the

second quarter

of 2022
and

at the

time was

expected to

be executed

over four

quarters. The

Corporation’s

share repurchase

program does

not obligate

it to
acquire any specific number of shares. As of February

21, 2023, the Corporation has repurchased approximately

18.1 million shares of
common stock

for a total

purchase price

of $254.9

million under

the $350 million

stock repurchase

program approved

in April

2022.

The

Parent

Company

has

no

operations

and

depends

on

dividends,

distributions

and

other

payments

from

its

subsidiaries

to

fund
dividend payments, stock repurchases, and to fund all payments on its obligations,

including debt obligations.
The tangible common

equity ratio and

tangible book value

per common share

are non-GAAP financial

measures generally used

by
the

financial

community

to

evaluate

capital

adequacy.

Tangible

common

equity

is

total

common

equity

less

goodwill,

and

other
intangible assets.

Tangible

assets are

total assets

less the

previously mentioned

intangible assets.

See “Basis

of Presentation”

below
for additional information.

The

following

table

is

a

reconciliation

of

the

Corporation’s

tangible

common

equity

and

tangible

assets,

non-GAAP

financial
measures, to total equity and total assets, respectively,

as of December 31, 2022 and 2021, respectively:
December 31,

December 31,
2022 2021
(In thousands, except ratios and per share information)
Total equity

- GAAP
$ 1,325,540 $ 2,101,767
Goodwill
(38,611) (38,611)
Purchased credit card relationship intangible
(205) (1,198)
Core deposit intangible
(20,900) (28,571)
Insurance customer relationship intangible (13) (165)
Tangible common

equity
$ 1,265,811 $ 2,033,222
Total assets - GAAP $ 18,634,484 $ 20,785,275
Goodwill
(38,611) (38,611)
Purchased credit card relationship intangible
(205) (1,198)
Core deposit intangible
(20,900) (28,571)
Insurance customer relationship intangible
(13) (165)
Tangible assets
$ 18,574,755 $ 20,716,730
Common shares outstanding 182,709 201,827
Tangible common

equity ratio
6.81% 9.81%
Tangible book

value per common share
$ 6.93 $ 10.07
The Corporation’s

tangible common equity

ratio decreased to 6.81%

as of December 31, 2022,

compared to 9.81% as

of December
31, 2021. The decrease

in tangible common

equity includes the effect

of the $718.6 million

decrease in the fair

value of available-for-
sale debt securities due to changes in market interest rates recognized as part of other accumulated other comprehensive loss.
See

Note

29

-

Regulatory

Matters,

Commitments

and

Contingencies

for

the

regulatory

capital

positions

of

the

Corporation

and
FirstBank as of December 31, 2022 and 2021, respectively.
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

2022

and

2021,

the

Corporation

transferred

$30.9
million

and

$28.3

million,

respectively,

to

the

legal

surplus

reserve.

FirstBank’s

legal

surplus

reserve,

included

as

part

of

retained
earnings in

the Corporation’s

consolidated statements

of financial

condition, amounted

to $168.5

and $137.6

million as

of December
31, 2022 and 2021, respectively.
Capital risk is

the risk that

our capital is

insufficient to

support our business

activities under normal

and stressed market

conditions
or we

face capital

reductions

or risk-weighted

assets increases,

including

from

new or

revised rules

or changes

in interpretations

of
existing

rules,

and

are

therefore

unable

to

meet

our

internal

capital

targets

or

external

regulatory

capital

requirements.

Capital
adequacy

is of

critical importance

to us.

Accordingly,

we have

in place

a comprehensive

capital management

policy that

provides a
framework, defines objectives

and establishes guidelines

to maintain an

appropriate level and

composition of capital

in both business-
as-usual

and

stressed

conditions.

Our

capital

management

framework

is

designed

to

provide

us

with

the

information

needed

to
comprehensively manage risk and

develop and apply projected

stress scenarios that capture

idiosyncratic vulnerabilities with

a goal of
holding

sufficient

capital

to

remain

adequately

capitalized

even

after

experiencing

a

severe

stress

event.

We

have

established

a
comprehensive governance

structure to

manage and

oversee our

capital management

activities and

compliance with

capital rules

and
related

policies.

Capital

planning

activities

are

overseen

by

the

Capital

Planning

Committee

which

is

chaired

by

the

CEO

and

is
comprised

of

the

following

members:

the

CFO,

CRO,

and

the

Corporate

Strategy

and

Investor

Relations

Officer.

In

addition,
committees

and

members

of

senior

management

are

responsible

for

the

ongoing

monitoring

of

our

capital

adequacy

and

evaluate
current and

future regulatory

capital requirements,

review the

results of

our capital

planning and

stress tests

processes and

the results
of

our

capital models,

and

review

our

contingency

funding and

capital

plan

and

key

capital adequacy

metrics,

including

regulatory
capital ratios.

Interest Rate Risk Management
First

BanCorp

manages

its

asset/liability

position

to

limit

the

effects

of

changes

in

interest

rates

on

net

interest

income

and

to
maintain stability

of profitability

under varying

interest rate

scenarios. The

MIALCO oversees

interest rate

risk and

monitors, among
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

CDs

rates,

repurchase

agreements

rates,

and

the
mortgage commitment rate of 30 years.
As of

December 31,

2022, the

Corporation forecasted

the 12-month

net interest

income assuming

December 31,

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
The

LIBOR/Swap

rates

for

December

31,

2022,

as

compared

to

the

January

31,

2022

rates

used

for

the

December

31,

2021
sensitivity

analysis,

reflected

an

increase

in

the

short-term

sector

of

the

curve,

that

is

between

one

to

twelve

months,

of

449

basis
points (“bps”)

on average;

while market

rates increased

in the

medium-term sector

of the

curve, that

is between

2 to

5 years,

by 274
bps. In the long-term sector,

that is over 5-year maturities, market

rates increased 196 bps as compared

to January 31, 2022.

A similar
pattern

in

market

rates

changes

were

observed

in

the

Treasury

and

the

SOFR

curve

of

416

and

410

bps

in

the

short-term

sector,
respectively, 282 and 247

in the medium-term sector, respectively,

and 200 and 167 bps in the long-term sector, respectively.

The following table presents the results of the simulations as of December 31, 2022 and 2021.

Consistent with prior years,
these exclude non-cash changes in the fair value of derivatives:
December 31, 2022 December 31, 2021
Net Interest Income Risk Net Interest Income Risk
(Projected for the next 12 months) (Projected for the next 12 months)
Static Simulation Growing Balance Sheet Static Simulation Growing Balance Sheet
(Dollars in millions) $ Change % Change $ Change % Change $ Change % Change $ Change % Change
+ 200 bps ramp $ 7.8 0.96% $ 11.5 1.37% $ 34.5 4.81% $ 39.1 5.17%
- 200 bps ramp $ (13.1) (1.61) % $ (17.0) (2.03) % $ (12.2) (1.70) % $ (13.5) (1.78) %

The Corporation

continues to

manage its

balance sheet

structure to

control and

limit the

overall interest

rate risk

by managing

its
asset composition

while maintaining

a sound

liquidity position.

As of

December 31,

2022 and

2021, the

simulations showed

that the
Corporation continues to have an asset-sensitive position.

As of December 31, 2022, the

net interest income for the

next twelve months under

a non-static balance sheet scenario

is estimated
to

increase

by

$11.5

million

in

the

rising

rate

scenario,

when

compared

against

the

base

simulation.

The

decrease

in

net

interest
income sensitivity

for the +200

bps ramp scenario,

as compared to

December 31, 2021,

is primarily driven

by the size

and mix of

the
balance

sheet

coupled

with

changes

in

market

interest

rates and

its impact

on deposit

betas. As

of

December

31,

2022,

the

starting
point

of

the

simulation

reflects

lower

balances

in

more

sensitive

assets

such

as

cash

and

cash

equivalents

as

a

result

of

the

overall
decline in

total deposits.

In addition,

the repricing

of the

more sensitive

interest-bearing deposits,

such as

government deposits,

have
resulted in increases in deposit betas which ultimately impact net interest income.

As of December 31, 2022,

under a falling rate,

non-static balance sheet scenario,

the net interest income

is estimated to decrease
by $17.0

million, when

compared against

the base

simulation.

The

increase in

net interest

income

sensitivity for

the -200

bps ramp
scenario,

when compared to December

31, 2021, was driven

by higher sensitivity

in the asset side as

a result of rate

decompression as
market rates move

away from historically

low interest rate

levels, allowing for

greater downward interest

rate shifts, which

more than
offset the aforementioned repricing of the more sensitive interest-bearing deposits described above.

Derivatives

First

BanCorp.

uses derivative

instruments

and

other

strategies

to

manage

its exposure

to

interest

rate

risk

caused

by

changes

in
interest rates beyond management’s

control.

As

of

December

31,

2022

and

2021,

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

24 - Derivative Instruments

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

monitoring

of

loan

concentrations

and

related

credit
quality,

counterparty

credit

risk,

economic

and

market

conditions,

and

legislative

or

regulatory

mandates.

The

Corporation

also
performs

independent

loan

review

and

quality

control

procedures,

statistical

analysis,

comprehensive

financial

analysis,

established
management committees,

and employs

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
but are

not limited

to, factors

such as

the following:

(i) management’s

assessment of

economic forecasts

used in

the model

and how
those

forecasts

align

with

management’s

overall

evaluation

of

current

and

expected

economic

conditions;

(ii)

organization

specific
risks such

as credit

concentrations,

collateral

specific risks,

nature

and

size of

the portfolio

and

external

factors that

may

ultimately
impact credit quality,

and (iii) other

limitations associated with

factors such as

changes in underwriting

and loan resolution

strategies,
among others.

The ACL

for loans

and finance

leases is

reviewed at

least on

a quarterly

basis as

part of

the Corporation’s

continued
evaluation of its asset quality.
During 2022,

the Corporation

applied probability

weights to

the baseline

and alternative

downside economic

scenarios

to estimate
the ACL with the baseline

scenario carrying the highest

weight. In weighting these

macroeconomic scenarios, the

Corporation applied
judgment based on a

variety of factors such

as economic uncertainties including

continued conflict in Ukraine,

the overall inflationary
environment, and

a potential

slowdown in

economic activity

as a

result of

the FED’s

policy actions

to control

inflationary economic
conditions. For

periods prior

to 2022,

the Corporation

calculated the

ACL using

the baseline

scenario. As

of December

31, 2022,

the
Corporation’s

ACL

model

considered

the

following

assumptions

for

key

economic

variables

in

the

probability-weighted

economic
scenarios:
●
Average

Commercial

Real Estate

Price

Index forecast

for

the year

2023 is

expected to

contract by

2.96%,

compared

to an
average projected appreciation for 2023 of 8.68% as of December 31,

2021.

●
Average

Regional

Home

Price Index

forecast

for year

2023 in

Puerto

Rico (purchase

only prices)

shows a

deterioration of
6.88%, when compared to the forecast for 2023 as of December 31, 2021.
●
An increase in levels of regional

unemployment in Puerto Rico to 8.55%

for the year 2023, compared to the

forecast for 2023
of 7.60% as of December 31, 2021.

For the Florida region and the U.S.

mainland, an increase in unemployment rate

to 4.23%
and 4.83%, respectively,

for the year 2023, compared to 2.88% and 3.49%, respectively,

for 2023 as of December 31, 2021.

●
A decrease

in real

GDP in

the U.S.

mainland to

0.26%

for the

year 2023,

compared to

the forecast

for 2023

of 2.84%

as of
December 31, 2021.
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

9.16% for

the year

2023, compared

to 8.55%

for the

same period

on the
probability-weighted economic scenario projections.
To

demonstrate the sensitivity

to key economic

parameters used in

the calculation of

our ACL at December

31, 2022, management
calculated

the

difference

between

our

quantitative

ACL

and

this

more

adverse

scenario.

Excluding

consideration

of

qualitative
adjustments, this sensitivity analysis would result in a hypothetical increase in our ACL of approximately $41

million at December 31,
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

conditions and challenges,

which continue to

evolve, management believes

that its process
to consider the available information and associated risks and uncertainties is appropriately governed and that its estimates of expected
credit losses were reasonable and appropriate for the period ended December

31, 2022.
As

of

December

31,

2022,

the

ACL

for

loans

and

finance

leases

was

$260.5

million,

down

approximately

$8.5

million

from
December 31,

2021. The

ACL reduction

for commercial

and construction

loans was

$20.8

million during

2022, primarily

reflecting
reduced

uncertainties

related

to

the

COVID-19

pandemic,

particularly

on

loans

in

the

hotel,

transportation

and

entertainment
industries;

and,

to a

lesser extent,

the effect

during

the second

half of

2022 of

reserve releases

totaling

$4.8 million

associated with
two

adversely

classified

loans

that

were

paid

off

or

sold,

partially

offset

by

an

increase

in

the

size

of

the

loan

portfolio

and

a

less
favorable economic outlook in the

projection of certain forecasted macroeconomic

variables, such as the CRE price

index. In addition,
there was an ACL reduction of

$12.0 million for residential mortgage loans,

partially offset by a $24.3 million

increase in the ACL for
consumer loans.

The net reduction

in the

ACL for residential

mortgage loans

was primarily

driven by

the overall

decrease in

the size
of this portfolio

and, to a lesser extent,

a decrease in qualitative

adjustments due to improvements

in underlying portfolio metrics.

The
ACL increase

for consumer

loans was

mainly driven

by a

less favorable

long-term outlook

of certain

macroeconomic variables,

such
as the regional unemployment rate, and an increasing trend in delinquency and charge-off levels in the consumer loan portfolios.

The ratio

of the

ACL for

loans and

finance leases

to total

loans held

for investment

decreased to

2.25%

as of

December 31,

2022,
compared to 2.43% as of December 31, 2021. An explanation for the change for each portfolio follows:
●
The

ACL

to

total

loans

ratio

for

the

residential

mortgage

portfolio

decreased

from

2.51%

as

of

December

31,

2021

to
2.20% as of December

31, 2022, primarily due

to a decrease in qualitative

adjustments due to improvements

in underlying
portfolio metrics.
●
The

ACL to

total

loans

ratio

for

the

commercial

mortgage

portfolio

decreased

from

2.43% as

of

December

31,

2021

to
1.49%

as

of

December

31,

2022,

primarily

reflecting

reduced

uncertainties

related

to

the

COVID-19

pandemic,

as
previously discussed.

●
The ACL

to total

loans ratio

for

the commercial

and industrial

portfolio

was 1.14%

as of

December

31, 2022,

relatively
flat when compared to 1.19% as of December 31, 2021
.
●
The ACL

to total

loans ratio for

the construction

loan portfolio

decreased from

2.91% as

of December

31, 2021

to 1.74%
as of December

31, 2022, primarily

reflecting reductions

in qualitative reserves

mostly associated

to previously-identified
specific risks for a construction project in Florida that were resolved during the first quarter of 2022.

●
The ACL

to total

loans ratio

for the

consumer loan

portfolio increased

from 3.57%

as of December

31, 2021

to 3.83% as
of December

31, 2022, primarily

associated to a

less favorable long

-term outlook of

certain macroeconomic variables

and
an increasing trend in delinquency and charge-off

levels in the consumer loan portfolios.
The ratio

of the

total ACL

for loans

and finance

leases to

nonaccrual

loans held

for investment

was 289.61%

as of

December 31,
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

to $260.5

million as

of December

31, 2022,

or
2.25% of

total loans,

compared with

$269.0 million,

or 2.43%

of total

loans, as

of December

31, 2021.

See “Results

of Operations

-
Provision for Credit Losses” above for additional information.
Year Ended December

31,
2022 2021 2020
(Dollars in thousands)
ACL for loans and finance leases, beginning of year $ 269,030 $ 385,887 $ 155,139
Impact of adopting CECL - - 81,165
Initial allowance on purchased credit deteriorated ("PCD") loans - - 28,744
Provision for credit losses - expense (benefit):
Residential mortgage (8,734) (16,957) 22,427
(1)
Commercial mortgage (18,994) (55,358) 81,125
(1)
Commercial and Industrial (1,770) (8,549) 6,627
(1)
Construction (2,342) (1,408) 2,105
Consumer and finance leases 57,519 20,552 56,433
(1)
Total provision for credit losses

- expense (benefit)
25,679 (61,720) 168,717
(1)
Charge-offs:
Residential mortgage (6,890) (33,294)
(2)
(11,017)
Commercial mortgage (85) (1,494) (3,330)
Commercial and Industrial (2,067) (1,887) (3,634)
Construction (123) (87) (76)
Consumer and finance leases (48,165) (43,948) (46,483)
Total charge offs (57,330) (80,710) (64,540)
Recoveries:
Residential mortgage 3,547 4,777 1,519
Commercial mortgage 1,372 281 1,936
Commercial and Industrial 2,459 6,776 3,192
Construction 725 163 184
Consumer and finance leases 14,982 13,576 9,831
Total recoveries 23,085 25,573 16,662
Net charge-offs (34,245) (55,137)
(3)
(47,878)
ACL for loans and finance leases, end of year $ 260,464 $ 269,030 $ 385,887
ACL for loans and finance leases to year-end total loans

held for investment
2.25% 2.43% 3.28%
Net charge-offs to average loans outstanding

during the year
0.31% 0.48% 0.48%
Provision for credit losses - expense (benefit) for loans and finance leases to net charge-offs

during the year 0.75x -1.12x 3.52x
(1)
Includes a $37.5 million

charge related to the establishment

of the initial reserves

for non-PCD loans acquired

in conjunction with the BSPR

acquisition consisting of: (i)

a $13.6 million charge

related
to non-PCD residential

mortgage loans; (ii)

a $9.2 million

charge related to

non-PCD commercial mortgage

loans, (iii) a

$4.6 million charge

related to non-PCD

commercial and industrial

loans, and
(iv) a $10.1 million charge related to non-PCD consumer loans.
(2)
Includes net charge-offs totaling $23.1 million associated with a bulk sale of residential nonaccrual loans and related servicing advance receivables.
(3)
Excluding net charge-offs associated with the bulk sale, total net charge

-offs to related average loans for the year ended 2023 was 0.28%.

The following table sets forth information concerning the allocation of the Corporation’s

ACL for loans and finance leases by loan
category and the percentage of loan balances in each category to the total of such loans as of the indicated dates:
As of December 31, 2022 2021
Amount
Percent of loans in
each category to total
loans Amount
Percent of loans in
each category to total
loans
(Dollars in thousands)
Residential mortgage loans $ 62,760 25% $ 74,837 27%
Commercial mortgage loans 35,064 20% 52,771 20%
Commercial and industrial loans 32,906 25% 34,284 26%
Construction loans 2,308 1% 4,048 1%
Consumer loans and finance leases 127,426 29% 103,090 26%
$ 260,464 100% $ 269,030 100%

The following table sets forth information concerning the composition of the

Corporation's loan portfolio and related ACL by
loan category as of the indicated dates:
As of December 31, 2022
Residential
Mortgage
Loans
Commercial
Mortgage
Loans C&I Loans
Consumer and
Finance Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$ 2,847,290 $ 2,358,851 $ 2,886,263 $ 132,953 $ 3,327,468 $ 11,552,825

Allowance for credit losses
62,760 35,064 32,906 2,308 127,426 260,464

Allowance for credit losses to amortized cost
2.20
%
1.49
%
1.14
%
1.74
%
3.83
%
2.25%
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
%
2.43
%
Allowance for Credit Losses for Unfunded Loan

Commitments
The Corporation estimates

expected credit losses

over the contractual

period in which

the Corporation is

exposed to credit

risk as a
result

of

a

contractual

obligation

to

extend

credit,

such as

pursuant

to unfunded

loan

commitments

and

standby

letters of

credit

for
commercial and

construction loans,

unless the

obligation is

unconditionally cancellable

by the

Corporation. The

ACL for

off-balance
sheet

credit

exposures

is

adjusted

as

a

provision

for

credit

loss

expense.

As

of

December

31,

2022,

the

ACL

for

off-balance

sheet
credit

exposures

increased

by $2.7

million

to $4.3

million,

when

compared

to

December 31,

2021,

mainly driven

by an

increase

in
balance

of

unfunded

loan

commitments

principally

due

to

newly

originated

facilities

which

remained

undrawn

as

of December

31,
2022.

Allowance for Credit Losses for Held-to-Maturity

Debt Securities
As

of

December

31,

2022,

the

ACL

for

held-to-maturity

securities

portfolio

was

entirely

related

to

financing

arrangements

with
Puerto

Rico

municipalities

issued

in

bond

form,

which

the

Corporation

accounts

for

as

securities,

but

which

were

underwritten

as
loans

with

features

that

are

typically

found

in

commercial

loans.

As

of

December

31,

2022,

the

ACL

for

held-to-maturity

debt
securities was $8.3 million, compared to $8.6 million as of December 31,

2021.
Allowance for Credit Losses for Available

-for-Sale Debt Securities

The

ACL

for

available-for-sale

debt

securities,

which

is

associated

with

private

label

MBS

and

a

residential

pass-through

MBS
issued by the PRHFA, was $0.5

million as of December 31, 2022, compared to $1.1 million as of December 31, 2021.

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
for additional information.
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

the

real

estate

acquired.

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

payment of principal (i.e.,

well secured and in process

of collection) or are

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

fail

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

in

nonaccrual

status

and
restructured

as

a

TDR

will

remain

in

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
The following table presents non-performing assets as of the indicated dates:
December 31, December 31,
2022 2021
(Dollars in thousands)
Nonaccrual loans held for investment:
Residential mortgage $ 42,772 $ 55,127
Commercial mortgage 22,319 25,337
Commercial and Industrial 7,830 17,135
Construction 2,208 2,664
Consumer and finance leases 14,806 10,454
Total nonaccrual loans held for investment (1) 89,935 110,717
OREO 31,641 40,848
Other repossessed property 5,380 3,687
Other assets

(2)
2,202 2,850
Total non-performing assets
(1)
$ 129,158 $ 158,102
Past due loans 90 days and still accruing
(3) (4) (5)
$ 80,517 $ 115,448
Non-performing assets to total assets

0.69% 0.76%
Nonaccrual loans held for investment to total loans held for investment 0.78% 1.00%
ACL for loans and finance leases $ 260,464 $ 269,030
ACL for loans and finance leases to total nonaccrual loans held for investment
289.61% 242.99%
ACL for loans and finance leases to total nonaccrual loans held for investment, excluding residential real estate loans
552.26% 483.95%
(1)
Nonaccrual loans

exclude $328.1

million and

$363.4 million

of TDR

loans that

were

in compliance

with the

modified terms

and in

accrual status

as of

December 31,

2022 and

2021,
respectively.
(2)
Residential pass-through MBS issued by the PRHFA

held as part of the available-for-sale debt securities

portfolio.
(3)
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
90 days or more amounted to $12.0 million and $20.6 million as of December 31, 2022 and 2021, respectively.
(4)
Includes FHA/VA

government-guaranteed residential mortgage as

loans past-due 90 days

and still accruing as opposed

to nonaccrual loans. The

Corporation continues accruing interest

on
these loans until they have

passed the 15 months

delinquency mark, taking into

consideration the FHA interest

curtailment process. These

balances include $28.2 million

and $46.6 million
of FHA government guaranteed residential mortgage loans that were over 15 months delinquent as of December 31, 2022 and

2021, respectively.
(5)
Includes rebooked

loans, which

were previously

pooled into

GNMA securities,

amounting to

$10.3 million

and $7.2

million as

of December

31, 2022

and 2021,

respectively.

Under the
GNMA program, the

Corporation has the

option but not the

obligation to repurchase

loans that meet

GNMA’s

specified delinquency

criteria. For accounting

purposes, the loans

subject to
the repurchase option are required to be reflected on the

financial statements with an offsetting liability.

Total

nonaccrual loans

were $89.9

million as

of December

31, 2022.

This represents

a net

decrease of

$20.8 million

from $110.7
million as

of December

31, 2021.

The net

decrease was

primarily related

to a

$12.8 million

reduction in

nonaccrual commercial

and
construction loans,

mostly driven by

$8.5 million in

loans returned to

accrual status and

$8.5 million in

collections, partially offset

by
inflows of $5.7

million. In addition,

nonaccrual residential mortgage

loans decreased

by $12.3 million

mainly related to

$15.4 million
of loans

restored to

accrual status,

$11.8

million in

collections, and

$3.9 million

in loans

transferred to

OREO during

2022, partially
offset

by

inflows

of

$20.3

million.

These

variances

were

partially

offset

by

a

$4.3

million

increase

in

nonaccrual

consumer

loans,
mostly related to the continued trend of growth in the auto loan and finance leases portfolios.
The following table shows non-performing assets by geographic segment as of the indicated dates:
December 31, December 31,
2022 2021
(In thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage $ 28,857 $ 39,256
Commercial mortgage 14,341 15,503
Commercial and Industrial 5,859 14,708
Construction 831 1,198
Consumer and finance leases 14,142 10,177
Total nonaccrual loans held for investment 64,030 80,842
OREO 28,135 36,750
Other repossessed property 5,275 3,456
Other assets 2,202 2,850
Total non-performing assets $ 99,642 $ 123,898
Past due loans 90 days and still accruing $ 76,417 $ 114,001
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage $ 6,614 $ 8,719
Commercial mortgage 7,978 9,834
Commercial and Industrial 1,179 1,476
Construction 1,377 1,466
Consumer 469 144
Total nonaccrual loans held for investment 17,617 21,639
OREO 3,475 3,450
Other repossessed property 76 187
Total non-performing assets $ 21,168 $ 25,276
Past due loans 90 days and still accruing $ 4,100 $ 1,265
United States:
Nonaccrual loans held for investment:
Residential mortgage $ 7,301 $ 7,152
Commercial and Industrial 792 951
Consumer 195 133
Total nonaccrual loans held for investment 8,288 8,236
OREO 31 648
Other repossessed property 29 44
Total non-performing assets $ 8,348 $ 8,928
Past due loans 90 days and still accruing $ - $ 182

Nonaccrual commercial mortgage loans

decreased by $3.0 million to

$22.3 million as of December

31, 2022, from $25.3 million

as
of December 31,

2021. The decrease was

primarily associated to

collections and loans

restored to accrual status

during 2022, partially
offset

by

the

migration

to

nonaccrual

status

of

a

$2.9

million

commercial

mortgage

loan

related

to

the

health

care

industry

in

the
Puerto Rico region.
Nonaccrual commercial and industrial

loans decreased by $9.3 million to

$7.8 million as of December 31, 2022,

from $17.1 million
as of

December 31,

2021. The

decrease was

primarily

associated with

loans restored

to accrual

status during

2022, including

a $5.2
million

commercial

and

industrial

loan

in

the

Puerto

Rico

region,

and

collections,

including

the

repayment

of

a

$1.2

million
commercial and industrial

loan in the

Puerto Rico region.

This variance was

partially offset

by inflows, including

the inflow of

a $1.1
million commercial and industrial loan related to the entertainment industry in the Puerto Rico region.
Nonaccrual

construction

loans

decreased

by

$0.5

million

to

$2.2

million

as

of

December

31,

2022,

from

$2.7

million

as

of
December 31, 2021.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated
periods:
Commercial
Mortgage
Commercial &
Industrial Construction Total
(In thousands)
Year ended

December 31, 2022
Beginning balance
$ 25,337 $ 17,135 $ 2,664 $ 45,136
Plus:
Additions to nonaccrual

2,934 2,749 20 5,703
Less:
Loans returned to accrual status
(1,585) (6,864) (48) (8,497)
Nonaccrual loans transferred to OREO
(549) (273) (130) (952)
Nonaccrual loans charge-offs
(83) (385) (114) (582)
Loan collections
(3,333) (4,934) (184) (8,451)
Reclassification
(402) 402 - -
Ending balance

$ 22,319 $ 7,830 $ 2,208 $ 32,357
Commercial
Mortgage
Commercial &
Industrial Construction Total
(In thousands)
Year ended

December 31, 2021
Beginning balance
$ 29,611 $ 20,881 $ 12,971 $ 63,463
Plus:
Additions to nonaccrual
5,090 4,367 23 9,480
Less:
Loans returned to accrual status
(2,376) (752) (319) (3,447)
Nonaccrual loans transferred to OREO
(1,011) (1,441) (252) (2,704)
Nonaccrual loans charge-offs
(1,433) (629) (86) (2,148)
Loan collections
(4,326) (6,471) (6,585) (17,382)
Reclassification
(218) 1,180 - 962
Nonaccrual loans sold, net of charge-offs
- - (3,088) (3,088)
Ending balance

$ 25,337 $ 17,135 $ 2,664 $ 45,136

Nonaccrual

residential

mortgage loans

decreased by

$12.3 million

to $42.8

million as

of December

31, 2022,

compared to

$55.1
million as of December 31,

2021. The decrease was primarily related

to loans restored to accrual status

of $15.4 million, $11.8

million
in collections,

including the

payoff of

an individual

loan of

approximately $1.3

million, foreclosures

of $3.9

million, and

charge-offs
of $1.6 million

during the year

ended in 2022,

partially offset

by inflows, including

the inflow of

an individual loan

of approximately
$1.4 million.

The following table presents the activity of residential nonaccrual loans held for investment for the indicated periods:
Year

ended December 31,
2022 2021
(In thousands)
Beginning balance

$ 55,127 $ 125,367

Plus:
Additions to nonaccrual 20,320 33,543

Less:
Loans returned to accrual status

(15,362) (15,918)
Nonaccrual loans transferred to OREO
(3,895) (8,058)
Nonaccrual loans charge-offs
(1)
(1,594) (26,735)
Loan collections (11,824) (20,595)
Reclassification

- (962)
Nonaccrual loans sold - (31,515)
Ending balance

$ 42,772 $ 55,127
(1)
For the year ended December 31, 2021, includes net charge

-offs totaling $23.1 million associated with the

bulk sale of residential mortgage nonaccrual loans and related servicing advance receivables.

The amount of

nonaccrual consumer loans,

including finance leases, increased

by $4.3 million to

$14.8 million as of

December 31,
2022,

compared

to

$10.5

million

as of

December

31,

2021.

The

increase

was

mainly

reflected

in

the

auto

loans

and

finance

leases
portfolio.
As of

December

31,

2022,

approximately

$15.3

million

of the

loans

placed

in nonaccrual

status,

mainly

commercial

loans, were
current, or had delinquencies

of less than 90

days in their interest payments,

including $7.8 million

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

2022,

interest

income

of

approximately

$0.9

million

related

to

nonaccrual

loans

with

a
carrying value

of $24.1

million as

of December

31, 2022, mainly

nonaccrual commercial

and construction

loans, was applied

against
the related principal balances under the cost-recovery method.

Total loans in early

delinquency (
i.e.
, 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $104.9
million as of December 31, 2022,

an increase of $14.6 million, compared

to $90.3 million as of December 31,

2021.

The variances by
major portfolio categories were as follows:

●
Consumer loans

in early delinquency

increased by $21.5

million to $70.9

million as of

December 31,

2022, mainly reflected
in auto loans.
●
Residential mortgage loans in early delinquency decreased by $6.0 million to $28.2 million as of December 31, 2022.
●
Commercial and construction loans in early delinquency decreased by $0.9 million to $5.8 million as of December 31, 2022.
In addition,

the Corporation

provides

homeownership

preservation

assistance to

its customers

through

a loss

mitigation

program.
Depending

upon

the

nature

of

borrowers’

financial

condition,

restructurings

or

loan

modifications

through

this

program,

as

well

as
other restructurings of

individual commercial, commercial

mortgage, construction, and

residential mortgage loans,

fit the definition

of
a

TDR.

A

restructuring

of

a

debt

constitutes

a

TDR

if

the

creditor,

for

economic

or

legal

reasons

related

to

the

debtor’s

financial
difficulties,

grants a

concession to

the debtor

that it

would not

otherwise consider.

Modifications involve

changes in

one or

more of
the

loan

terms

that

bring

a

defaulted

loan

current

and

provide

sustainable

affordability.

Changes

may

include,

among

others,

the
extension of the

maturity of the

loan and modifications

of the loan

rate. As of

December 31, 2022,

the Corporation’s

total TDR loans
held

for

investment

amounted

to

$366.7

million,

a

decrease

of

$48.0

million

from

$414.7

million

as

of

December

31,

2021.

The
decrease was mainly related to payoffs and paydowns of

residential mortgage and commercial and industrial loans.
See Note 4

- Loans Held

for Investment,

to the audited

consolidated financial

statements included

in Item 8

of this Form

10-K, for
additional information and statistics about the Corporation’s

TDR loans.
To

assist

borrowers

affected

by

the

passing

of

Hurricane

Fiona

through

Puerto

Rico

on

September

17,

2022,

the

Corporation
established

a

Natural

Disaster

Deferral

or

Extension

Program,

with

a

term

that

did

not

extend

beyond

December

31,

2022,

for
residents of Puerto

Rico that were

directly impacted

by the passing

of the hurricane.

This program provided

payment deferral

or term
extension

on a

one payment

basis, that

did not

exceed three

payments,

to retail

borrowers (
i.e.
, borrowers

with personal

loans, auto
loans, finance

leases, credit

cards and

residential mortgage

loans) that

contacted the

Corporation by

October 31,

2022, to

request the
payment extension.

Loans continued

to accrue

interest during

the deferral

or extension

period. For

credit cards,

borrowers who

were
30 days or

less past due

as of September

16, 2022 were

eligible for this

program. For residential

mortgage loans and

consumer loans,
borrowers

who

were

60

days

or

less

past

due

as

of

September

16,

2022

were

eligible

for

this

program.

For

both

consumer

and
residential mortgage

loans subject

to the

deferral programs,

each borrower

was required

to opt

in on

a monthly

basis to

the program
and

had

to

resume

making

their regularly

scheduled

loan

payments

at

the

end

of

the

deferral

period.

For

consumer

loans,

deferred
amounts extended the

maturity date by

the number of

deferred periods. For

residential mortgage loans,

deferred amounts were

moved
to

the

end

of

the

loan

term.

Borrowers

that

made

a

payment

during

any

given

month

were

not

eligible

for

the

program

during

that
month.

Furthermore,

for

customers

that

opted

into

the

program,

the

delinquency

status of

loans

subject

to

the

deferral

or

extension
program was frozen to the status that existed in the month prior to the relief granted.

Loans

subject

to

the

above-described

program

were

not

considered

TDRs

since

the

deferral

or

extension

was

considered
insignificant.

Borrowers

were

eligible

for

payment

deferral

or

extension

of

three

payments

only

if

cumulative

payment

extensions
granted

during

the

last

12

months

did

not

exceed

six

payments,

including

the

extensions

granted

through

this

program.

As

of
December

31,

2022,

the

Corporation

entered

into

deferral

or

extension

payment

agreements

on

consumer

and

residential

mortgage
loans totaling

$73.1 million

pursuant to

this program.

Customers who

were unable

to resume

making their

contractual loan

payments
upon

exiting

from

these

deferral

programs

may

require

further

assistance

and

may

receive

or

be

eligible

to

receive

modifications,
which could be considered TDRs.

The OREO portfolio,

which is part

of non-performing

assets, decreased by

$9.2 million to

$31.6 million

as of December

31, 2022,
compared

to

$40.8

million

as

of

December

31,

2021.

The

following

tables

show

the

composition

of

the

OREO

portfolio

as

of
December 31,

2022 and

2021, as

well as

the activity

of the

OREO portfolio

by geographic

area during

the year

ended December

31,
2022:
OREO Composition by Region

As of December 31,

2022
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 23,388 $ 606 $ 31 $ 24,025
Commercial 3,042 2,810 - 5,852
Construction 1,705 59 - 1,764
$ 28,135 $ 3,475 $ 31 $ 31,641
As of December 31, 2021
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 28,396 $ 489 $ 648 $ 29,533
Commercial 4,521 2,810 - 7,331
Construction 3,833 151 - 3,984
$ 36,750 $ 3,450 $ 648 $ 40,848
OREO Activity by Region

For the year ended December 31, 2022
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Beginning Balance $ 36,750 $ 3,450 $ 648 $ 40,848
Additions 14,719 601 31 15,351
Sales (20,727) (590) (648) (21,965)
Write-downs and other adjustments (2,607) 14 - (2,593)
Ending Balance $ 28,135 $ 3,475 $ 31 $ 31,641

Net Charge-offs and Total

Credit Losses

Net charge

-offs

totaled

$34.2 million

for

the year

ended December

31, 2022,

or 0.31%

of average

loans on

an annualized

basis,
compared to $55.1

million, or annualized

0.48% of average

loans for the

year ended December

31, 2021. The

bulk sale of nonaccrual
residential mortgage

loans added

$23.1

million in

net charge-off

s

for the

year ended

December 31,

2021. Excluding

the effect

of net
charge-offs

related to the bulk sale, total net charge-offs in 2021

were $32.0 million, or 0.28% of average loans.

Residential mortgage

loans net

charge-offs

for the

year ended

December 31,

2022 were

$3.3 million,

or an

annualized 0.12%

of
average residential loans, compared to $28.5 million,

or an annualized 0.87% of average residential mortgage

loans, for the year ended
December 31, 2021.

Excluding the effect

of net charge

-offs related

to the bulk

sale, residential mortgage

loans net charge-offs

for the
year

ended

December

31,

2021

were

$5.4

million,

or

0.17%

of

average

residential

mortgage

loans.

Approximately

$1.4

million

in
charge-offs

recorded

during

2022

resulted

from

valuations

of

collateral

dependent

residential

mortgage

loans,

compared

to

$5.7
million in

2021. Net

charge-offs

on residential

mortgage loans

also included

$2.6 million

during the

year ended

December 31,

2022
related to foreclosures recorded in 2022, compared to $2.8 million recorded for the same period in 2021.

Commercial

mortgage

loans net

recoveries

for

the year

ended

December

31,

2022 were

$1.3

million,

or

an annualized

0.06%

of
average commercial mortgage

loans, compared to

net charge-offs

of $1.2 million, or

an annualized 0.06%

of related average

loans for
the

year

ended

December

31,

2021.

Commercial

mortgage

loans

net

recoveries

for

2022

included

recoveries

totaling

$1.2

million
associated with two commercial mortgage relationships.
Commercial and industrial loans net recoveries

for the year ended December 31, 2022 were $0.4

million, or an annualized 0.01% of
average commercial and industrial loans, compared to $4.9 million,

or an annualized 0.16% of related average loans for the year ended
December 31,

2021. The

lower net

recoveries for

2022

reflects both

the effect

of a

$1.7 million

charge-off

recognized in

connection
with

the

sale of

an

adversely classified

commercial

and

industrial

loan

participation

in

the

Florida

region

in

2022

and

the

effect

in
2021 of

a $5.2 million

loan loss recovery

recognized in

connection with the

paydown of a

nonaccrual commercial

and industrial loan
participation in the Puerto Rico region.
Construction

loans

net

recoveries

for

the

year

ended

December

31,

2022

were

$0.6

million,

or

an

annualized

0.49%

of

average
construction loans,

compared to

$0.1 million,

or an

annualized 0.04%

of related

average loans,

for the

same period

in 2021.

The net
recoveries for 2022 included a $0.5 million loan loss recovery of a construction loan in the Puerto Rico region.

Net

charge-offs

of

consumer

loans

and

finance

leases

for

the

year

ended

December

31,

2022

were

$33.2

million,

or

1.07%

of
related

average

loans,

compared

to

$30.4

million,

or

1.11%

of

related

average

loans,

for 2021

.

The

increase

in

2022 was

primarily
reflected in the personal

loan portfolio, when compared

to the same period

in 2021. Notwithstanding,

the net charge-off

ratio for 2022
decreased due to a higher average balance of loans held-in-portfolio that more than offset the increase in net charge-offs.

The following table presents net charge-offs (recoveries)

to average loans held-in-portfolio for the indicated periods:
Year Ended

December 31,
2022 2021 2020
Residential mortgage (1) 0.12% 0.87% 0.30%
Commercial mortgage

(0.06) % 0.06% 0.08%
Commercial and Industrial (0.01) % (0.16) % 0.02%
Construction

(0.49) % (0.04) % (0.06) %
Consumer loans and finance leases

1.07% 1.11% 1.53%
Total loans
(1)
0.31% 0.48% 0.48%
(1)
For

the

year

ended

December

31,

2021,

includes

net

charge-offs

totaling

$23.1

million

associated

with

the

bulk

sale

of

residential

nonaccrual

loans

and

related

servicing

advance
receivables. Excluding net charge-offs

associated with the bulk sale,

residential mortgage and total net

charge-offs to related average

loans for the year ended 2021

was 0.17% and 0.28%,
respectively.

The following table presents net charge-offs (recoveries)

to average loans held in various portfolios by geographic segment for the indicated periods:
Year Ended December

31,
2022 2021 2020
PUERTO RICO:
Residential mortgage
(1)
0.14% 1.09% 0.39%
Commercial mortgage (0.04) % 0.08% 0.26%
Commercial and Industrial (0.11) % (0.30) % - %
Construction

(1.68) % (0.05) % (0.11) %
Consumer and finance leases 1.07% 1.10% 1.51%
Total loans
(1)
0.37% 0.59% 0.62%
VIRGIN ISLANDS:
Residential mortgage 0.18% 0.06% 0.17%
Commercial mortgage (0.22) % (0.23) % (0.18) %
Construction

- % - % (0.04) %
Consumer and finance leases 1.23% 1.16% 0.65%
Total loans 0.23% 0.13% 0.13%
FLORIDA:
Residential mortgage (0.03) % (0.01) % - %
Commercial mortgage (0.10) % (0.01) % (0.48) %
Commercial and Industrial 0.17% 0.10% 0.04%
Construction

(0.06) % (0.04) % (0.05) %
Consumer and finance leases 0.30% 2.15% 4.35%
Total loans 0.05% 0.07% - %
(1)
For

the

year

ended

December

31,

2021,

includes

net

charge-offs

totaling

$23.1

million

associated

with

the

bulk

sale

of

residential

nonaccrual

loans

and

related

servicing

advance
receivables. Excluding

net charge-offs

associated with

the bulk

sale, residential

mortgage and

total net

charge-offs to

related average

loans in

the Puerto

Rico region

for the

year ended
2021 was 0.21% and 0.34%, respectively.

The above ratios are not necessarily indicative of the results expected in subsequent periods.

Total

net charge

-offs plus

gains on

OREO operations

for the

year ended

December 31,

2022

amounted to

$28.4 million,

or a

loss
rate of

0.25% of

average loans

and repossessed

assets, compared

to losses

of $53.0

million, or

a loss

rate of

0.46% on

an annualized
basis, for the year ended December 31, 2021.
The following table presents information about the OREO inventory and credit losses for the indicated periods:
Year Ended December 31,
2022 2021 2020
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential $ 24,025 $ 29,533 $ 32,418
Commercial 5,852 7,331 44,356
Construction 1,764 3,984 6,286
Total $ 31,641 $ 40,848 $ 83,060
OREO activity (number of properties):
Beginning property inventory 418 513 697
Properties acquired 156 167 120
Properties disposed (230) (262) (304)
Ending property inventory 344 418 513
Average holding period (in days)
Residential 606 700 626
Commercial 2,570 2,018 2,170
Construction 2,185 2,115 2,151
Total average holding period (in days) 1,057 1,075 1,566
OREO operations gain (loss):
Market adjustments and gains (losses) on sale:
Residential $ 7,742 $ 4,166 $ (29)
Commercial 420 (1,182) (886)
Construction (418) 820 (484)
Total net gain (loss) 7,744 3,804 (1,399)
Other OREO operations expenses (1,918) (1,644) (2,199)
Net Gain (Loss) on OREO operations $ 5,826 $ 2,160 $ (3,598)
(CHARGE-OFFS) RECOVERIES
Residential charge-offs, net
(1)
$ (3,343) $ (28,517) $ (9,498)
Commercial recoveries (charge-offs), net

1,679 3,676 (1,836)
Construction recoveries, net 602 76 108
Consumer and finance leases charge-offs, net (33,183) (30,372) (36,652)
Total charge-offs, net (34,245) (55,137) (47,878)
TOTAL CREDIT LOSSES
(2)
$ (28,419) $ (52,977) $ (51,476)
LOSS RATIO PER CATEGORY
(3)
Residential (0.15) % 0.74% 0.30%
Commercial (0.04) (0.05) 0.06
Construction (0.15) (0.48) 0.21
Consumer 1.07 1.11 1.53
TOTAL CREDIT LOSS RATIO
(4)
0.25% 0.46% 0.51%
(1)
For the year ended December 31, 2021, includes net charge

-offs totaling $23.1 million associated with the

bulk sale of residential nonaccrual loans and related servicing advance receivables.
(2)
Equal to net gain (loss) on OREO operations plus charge

-offs, net.
(3)
Calculated as net charge-offs plus market adjustment

and gains (losses) on sale of OREO divided by average loans and repossessed assets.
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

December 31, 2022,

the Corporation had

credit risk of

approximately 79%

in
the Puerto Rico region, 18% in the United States region, and 3% in the Virgin

Islands region.
Update on the Puerto Rico Fiscal and Economic Situation
A significant

portion of

the Corporation’s

business activities

and credit

exposure is

concentrated in

the Commonwealth

of Puerto
Rico, which

has experienced

economic and

fiscal distress

over the

last decade.

Since declaring

bankruptcy and

benefitting from

the
enactment of the federal Puerto

Rico Oversight, Management and

Economic Stability Act (“PROMESA”) in

2016, the Government of
Puerto

Rico

has

made

progress

on

fiscal

matters

primarily

by

restructuring

a

large

portion

of

its

outstanding

public

debt

and
identifying funding sources for its unfunded pension system.
Economic Indicators
On

November

10,

2022,

the

Puerto

Rico

Planning

Board

(“PRPB”)

presented

the

Economic

Report

to

the

Governor,

which
provides

an

analysis

of

Puerto

Rico’s

economy

during

fiscal

year

2021

and

a

short-term

forecast

for

fiscal

years

2022

and

2023.
According to the

PRPB, Puerto Rico’s

real gross national

product (“GNP”) expanded

by 1.0% in fiscal

year 2021, significantly

above
the PRPB’s

original

baseline projection

of a

2.0%

contraction. According

to the

report, real

GNP growth

was primarily

driven by

a
sharp increase

in personal

consumption expenditures

reflecting the

relaxation of

COVID-related restrictions,

as well

as the

impact of
the

substantial

disaster

relief funding

deployed

over

the period.

To

a

lesser extent,

growth

in

fiscal

year

2021

was also

driven

by a
higher level of

investments in machinery,

equipment, and construction.

These favorable variances

were partially offset

by an increase
in imports,

a reduction

in exports, and

a negative

change in the

level of

inventories. According

to the PRPB’s

baseline projection

the
Puerto Rico

economy is

forecasted to

continue growing

for fiscal

years 2022

and 2023.

Among the

key assumptions

included in

this
forecast

is the

positive

impact

expected

from

the ongoing

disbursements

of disaster

recovery

funds

($2.8

billion

and $4.0

billion

in
fiscal years 2022 and

2023, respectively),

as well as the

stimulus from remaining pandemic

relief funds ($1.1 billion

and $632 million
in

fiscal

years

2022

and

2023,

respectively),

and

the

inclusion

of

Puerto

Rico

in

the

Earned

Income

Tax

Credit

and

the

Child

Tax
Credit.

There

are

other

indicators

that

gauge

economic

activity

and

are

published

with

greater

frequency,

for

example,

the

Economic
Development

Bank

for

Puerto

Rico’s

Economic

Activity

Index

(“EDB-EAI”).

Although

not

a

direct

measure

of

Puerto

Rico’s

real
GNP,

the

EDB-EAI

is correlated

to

Puerto

Rico’s

real

GNP.

For

December

2022,

preliminary

estimates

showed

that the

EDB-EAI
increased

1.6%

and

0.6%

on

a

month-over-month

and

year-over-year

basis,

respectively.

Similarly,

for

calendar

year

2022,

the

preliminary data

reflects that

the index

averaged 124.4

during the

year,

which would

represent a

1.8% increase

from the

comparable
figure in 2021.
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

Adjustment confirmed

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

and other pandemic

-related direct transfer

programs. Specifically,

the 2022
Fiscal Plan

estimates that

Puerto Rico’s

GNP will

grow by

5.2% in

fiscal year

2022, followed

by a

0.6% growth

in fiscal

year 2023.
Excluding

the

effect

on

household

income

from

the

unprecedented

pandemic-related

federal

government

stimulus,

the

2022

Fiscal
Plan estimates that real GNP growth would be 2.6% and 0.9% in fiscal years 2022 and 2023, respectively.
Over the

past few

years, Puerto

Rico has

benefited from

historical levels

of federal

support, creating

new opportunities

to address
high-priority needs.

The 2022

Fiscal Plan

projects that

approximately $84

billion of

disaster relief

funding in

total, from

federal and
private sources, will be

disbursed in the reconstruction

process over a period of

18 years (2018 to

2035). Moreover,

since the previous
fiscal plan

was certified

in 2021,

the Commonwealth’s

available resources

have significantly

increased principally

as a

result of

two
major

developments:

(i)

incremental

federal

funding

for

health

care

as

a

result

of

the

recent

guidance

issued

by

the

Centers

for
Medicare and Medicaid

Services, which increases

the federal funding

cap by over $2

billion per year,

and (ii) improved

local revenue
collections

as

a

result

of

a

better-than-expected

recovery,

increased

local

consumption

and

economic

activity

enabled

by

enhanced
income support

programs (e.g.,

incremental funding

of approximately

$460 million

for the

Nutrition Assistance

Program). The

2022
Fiscal Plan provides a

roadmap to take advantage

of this unique opportunity,

create an environment of

fiscal stability,

and develop the
conditions for long-term growth and economic development

,

while continuing to underline the need to implement structural reforms to
maximize the positive impact of federal recovery funds.
Debt Restructuring
After more than

four years since

the Commonwealth

entered Title

III, on January

18, 2022, the

U.S. District Court

for the District
of Puerto

Rico (the

“Court”) issued

an order

to confirm

the Plan

of Adjustment

to restructure

approximately $35

billion of

debt and
other claims

against the

Commonwealth of

Puerto Rico,

the PBA,

and the

ERS; and

more than

$50 billion

of pension

liabilities. The
Plan of Adjustment became effective

on March 15, 2022, as the Government

of Puerto Rico completed the exchange

of more than $33
billion

of

existing

bonds

and

other

claims

into

approximately

$7

billion

of

new

bonds.

As

a

result,

annual

debt

service

for

the
Commonwealth

is

anticipated

to

decrease

from

a

maximum

of

$3.9

billion

prior

to

the

restructuring

to

$1.15

billion

each

year.

In
addition,

the

Commonwealth

made

more

than

$10

billion

in

cash

payments

to

various

creditor

groups,

as

well

as

implemented

the
Pension Reserve

Trust

provisions created

in the

Plan of

Adjustment. The

Pension Reserve

Trust

is projected

to be

funded with

more
than

$10

billion

in

contributions

over

the

next

10

years,

including

$1.4

billion

that

were

contributed

on

September

30,

2022.
Confirmation

and

implementation

of

the

Plan

of

Adjustment

marks

a

major

milestone

in

the

overall

debt

restructuring

process

and
creates a foundation for Puerto Rico’s

recovery and economic growth.
On October 12, 2022,

the Court issued an order to

confirm the Puerto Rico Highway

and Transportation Authority’s

(“HTA”)

Plan
of

Adjustment

to

restructure

approximately

$6.4

billion

in

claims.

On

December

6,

2022,

the

HTA

Plan

of

Adjustment

became
effective. The

transactions therein

significantly lessen

HTA’s

debt burden

by reducing

HTA’s

funded debt

by 75%,

from $6.4 billion
to $1.245

billion senior

and $359

million subordinate

HTA

toll road-supported

debt. The

substantial consummation

of the

HTA

Plan
of Adjustment

represents a

significant

achievement

in advancing

Puerto Rico’s

public

policy objective

to attain

fiscal responsibility
and to

access the

capital markets

and is

expected to

enable HTA

to make

the necessary

investments to

improve and

maintain Puerto
Rico’s roads and other transportation

infrastructure.
On February 9,

2023, the PROMESA

oversight board

filed an amended

proposed Plan of

Adjustment and Disclosure

Statement to
restructure the

debt of

the Puerto

Rico Electric

Power Authority

(“PREPA-POA”).

The PREPA

-POA proposes

to cut

PREPA’s

more
than $10 billion of debt and other

claims by almost half, to approximately

$5.68 billion. According to the PROMESA

oversight board,

the

restructured

debt

would

be paid

by

a hybrid

charge

(the “Legacy

Charge”)

consisting

of

a

flat

connection

fee

and

a

volumetric
charge based

on the amount

of PREPA

customers’ electricity

usage that would

be added to

the electricity bills.

The proposed

Legacy
Charge is

subject to

approval by

the Puerto

Rico Energy

Bureau, the

independent energy

regulator.

The Court

will hold

a hearing

to
consider approval of the Disclosure Statement on February 28, 2023.
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

September

30, 2022,

there were

a total

of 5,63

7

active permanent

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
On

January

25,

2023,

the

Government

of

Puerto

Rico

announced

that

the

Puerto

Rico

Public-Private

Partnerships

Authority
(“P3A”) selected

Genera PR

LLC (“Genera”)

to operate

and maintain PREPA’s

legacy power

plants pursuant

to a 10-year

Operation
and Maintenance

Agreement. Genera

was selected

by the

P3A after

a competitive

process that

began in

2020. Under

the agreement,
Genera will

operate, maintain,

decommission, and

modernize the

PREPA-owned

thermal power

generation system

of approximately
3,600 MW

after a

mobilization period.

In this

role, Genera

will manage

the operating

budget, fuel

contracts and

federal funds

for the
generation fleet

on behalf

of PREPA.

Key features

of Genera’s

proposal selected

by the

P3A include

(i) significant

cost-savings for
the benefit

of Puerto

Rico’s

ratepayers through

fuel management

and streamlined

operations, (ii)

improved reliability

and efficiency
across

the

generation

system

with

a

focus

on

distributed

power

and

microgrids,

(iii)

retirement

of

antiquated

power

plants

while
ensuring there is reliable,

low-cost and cleaner generation

in load centers to support

the transition to renewables,

and (iv) commitment
to local

hiring

and

plans to

recruit, train

and

incentivize

employees.

Headquartered

in San

Juan,

PR, Genera

is a

power

and

energy
service provider, and an independently

managed subsidiary of New Fortress Energy (NASDAQ: NFE).
On January 26, 2023, FEMA announced that it had recently approved approximately $422 million to restore and renovate 37 multi-
family

residential

properties

belonging

to

the

Public

Housing

Administration

due

to

damaged

caused

by

Hurricane

María.

These
works

will

benefit

over

5,400

families

throughout

the

island.

According

to

FEMA,

the

funds

include

nearly

$165.3

million

for
measures that seek to strengthen the facilities, thus mitigating future damage from other disasters.
The PROMESA

oversight board,

in collaboration

with the

Government of

Puerto Rico,

is currently

in the

process of

developing,
submitting, and

certifying the 2023

Fiscal Plan for

the Commonwealth of

Puerto Rico (the

“2023 Fiscal Plan”).

On January 25,

2023,
the PROMESA

oversight board

sent a

letter to

the Governor

of Puerto

Rico outlining

a revised

schedule in

order to

allow additional
time

for

the

integration

of

more

recent

information

regarding

Puerto

Rico’s

macroeconomic

environment,

federal

funding,

and
Government revenues and expenditures

that will underpin the Fiscal Year

2024 development process

in the spring of 2023.

According
to the

letter,

the PROMESA

oversight board

expects to

certify the

2023 Fiscal

Plan on

or before

March 16,

2023. In

a separate

letter
sent to the Governor on February 16,

2023, the PROMESA oversight board mentioned

that the fact that this will be the first

fiscal plan
to be certified in a

fully post-restructuring environment presents

a unique opportunity to focus

the 2023 Fiscal Plan on

three pillars: (i)
entrenching

a

legacy

of

strong

fiscal

management

to

prevent

a

recurrence

of

past

challenges

and

secure

a

stable

base

for

future
prosperity,

(ii) establishing

conditions for

economic prosperity

to improve

the livelihood

of Puerto

Rico’s

citizens and

bolster public
finances to facilitate

key government programs,

(ii) instilling a culture

of public-sector excellence

through targeted actions

focused on
enhancing the foundation for high performance in the public sector.

Exposure to Puerto Rico Government
As of December

31, 2022, the

Corporation had $338.9

million of direct

exposure to the

Puerto Rico government,

its municipalities
and

public

corporations,

compared

to

$360.1

million

as

of

December

31,

2021.

As

of

December

31,

2022,

approximately

$183.4
million of the

exposure consisted of loans

and obligations of municipalities

in Puerto Rico that

are supported by assigned

property tax
revenues

and

for

which,

in

most

cases,

the

good

faith,

credit

and

unlimited

taxing

power

of

the

applicable

municipality

have

been
pledged

to

their

repayment,

and

$114.0

million

of

loans

and

obligations

which

are

supported

by

one

or

more

specific

sources

of
municipal

revenues.

Approximately

72%

of

the

Corporation’s

exposure

to

Puerto

Rico

municipalities

consisted

primarily

of

senior
priority loans

and obligations concentrated

in four of

the largest municipalities

in Puerto Rico.

The municipalities are

required by law
to levy

special property

taxes in

such amounts

as are

required for

the payment

of all

of their

respective general

obligation bonds

and
notes. Furthermore, municipalities are also likely to be affected by the negative economic and other effects

resulting from the COVID-
19

pandemic,

as

well

as

expense,

revenue,

or

cash

management

measures

taken

to

address

the

Puerto

Rico

government’s

fiscal
problems

and measures

included

in fiscal

plans

of other

government

entities. In

addition

to municipalities,

the

total direct

exposure
also

included

$10.8

million

in

loans

to

an

affiliate

of

PREPA,

$27.4

million

in

loans

to

an

agency

of

the

Puerto

Rico

central
government, and

obligations of the

Puerto Rico government,

specifically a residential

pass-through MBS

issued by the

PRHFA, at

an
amortized cost

of $3.3

million as

part of

its available-for-sale

debt securities

portfolio (fair

value of

$2.2 million

as of

December 31,
2022).
The

following

table

details

the

Corporation’s

total

direct

exposure

to

Puerto

Rico

government

obligations

according

to

their
maturities:
As of December 31,

2022
Investment

Portfolio Total
(Amortized cost) Loans Exposure
(In thousands)
Puerto Rico Housing Finance Authority:

After 10 years
$ 3,331 $ - $ 3,331
Total

Puerto Rico Housing Finance Authority
3,331 - 3,331
Puerto Rico public corporation:

After 5 to 10 years
- 27,354 27,354
Total Puerto Rico public

corporation
- 27,354 27,354

Affiliate of the Puerto Rico Electric Power Authority:

Due within one year
- 10,849 10,849
Total Puerto Rico government

affiliate
- 10,849 10,849
Total

Puerto Rico public corporation and government affiliate
- 38,203 38,203
Municipalities:

Due within one year
1,202 19,093 20,295

After 1 to 5 years
42,530 55,901 98,431

After 5 to 10 years
55,956 56,652 112,608

After 10 years
66,022 - 66,022
Total

Municipalities
165,710 131,646 297,356
Total

Direct Government Exposure
$ 169,041 $ 169,849 $ 338,890

In

addition,

as

of

December

31,

2022,

the

Corporation

had

$84.7

million

in

exposure

to

residential

mortgage

loans

that

are
guaranteed by

the PRHFA,

a governmental instrumentality

that has been

designated as a

covered entity under

PROMESA (December
31,

2021

–

$92.8

million).

Residential

mortgage

loans

guaranteed

by

the

PRHFA

are

secured

by

the

underlying

properties

and

the
guarantees serve

to cover shortfalls

in collateral in

the event of

a borrower default.

The Puerto Rico

government guarantees up

to $75
million

of

the

principal

for

all

loans

under

the

mortgage

loan

insurance

program.

According

to

the

most

recently

released

audited
financial

statements

of

the

PRHFA,

as

of

June

30,

2021,

the

PRHFA’s

mortgage

loans

insurance

program

covered

loans

in

an
aggregate

amount

of

approximately

$473

million.

The

regulations

adopted

by

the

PRHFA

require

the

establishment

of

adequate
reserves to

guarantee

the solvency

of the

mortgage loans

insurance program.

As of

June 30,

2021, the

most recent

date as

of which
information is available, the PRHFA

had a liability of approximately $5 million as an estimate of the losses inherent in the portfolio.
As of December

31, 2022, the

Corporation had

$2.3 billion of

public sector deposits

in Puerto Rico,

compared to $2.7

billion as of
December

31,

2021.

Approximately

24%

of

the

public

sector

deposits

as

of

December

31,

2022

was

from

municipalities

and
municipal agencies

in Puerto

Rico and

76% was

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

gross

domestic

product

(“GDP”)

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

addition, there

were reductions

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

Nonetheless,

over

the

past

two

years,

the

USVI

has

been

recovering

from

the

adverse

impact

caused

by

COVID-19

and

has
continued to make progress

on its rebuilding efforts

related to Hurricanes Irma

and Maria in 2017.

According to data published

by the
government,

over

$1.4

billion

in

disaster

recovery

funds

were

disbursed

during

2021

and

2022,

up 22%

from

the

preceding

2-year
period. On the fiscal front, revenues have trended positively and the USVI Government successfully completed the

restructuring

of the
government employee

retirement system. Although

no official

GDP data has

been released

for 2021

and/or 2022, the

aforementioned
developments,

as

well

as

the

positive

trend

reflected

by

key

economic

indicators

such

as

visitor

arrivals,

non-farm

payrolls

and
unemployment rate potentially indicate that the territory has experienced an overall economic recovery since 2020.

PROMESA

does

not

apply

to the

USVI

and,

as such,

there

is currently

no federal

legislation

permitting

the restructuring

of

the
debts of

the USVI

and

its public

corporations

and instrumentalities.

To

the extent

that the

fiscal condition

of the

USVI government
continues to

deteriorate, the

U.S. Congress

or the government

of the

USVI may enact

legislation allowing

for the restructuring

of the
financial

obligations

of

the

USVI

government

entities

or

imposing

a

stay

on

creditor

remedies,

including

by

making

PROMESA
applicable to the USVI.

As of December 31, 2022,

the Corporation had $38.0 million

in loans to USVI public corporations,

compared to $39.2 million as of
December 31, 2021. As of December 31, 2022, all loans were currently performing and up to date on principal and interest payments.

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

of Operati

ons -

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

common equity

less goodwill

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

for the years

ended December
31, 2021 and 2020 that reflect the described items that were excluded for one of those reasons.
CEO and CFO Certifications
First BanCorp.’s Chief Executive

Officer and Chief Financial Officer have

filed with the SEC certifications required by Section 302
and Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1

and 32.2 to this Annual Report on Form 10-K.

In addition, in 2022, First BanCorp’s

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

Annual
Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

FIRST BANCORP.
INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

(PCAOB No.
173
)….………………………….. 113

Management’s Report on Internal Control over Financial Reporting
………………………………………… 115

Consolidated Statements of Financial Condition
……………………………………………………………... 116

Consolidated Statements of Income

……...…………………………………………………………………...
117

Consolidated Statements of Comprehensive (Loss) Income

……...………………………………………..…
118

Consolidated Statements of Cash Flows
……………………………………………………………………… 119

Consolidated Statements of Changes in Stockholders’ Equity
……………………………………………….. 120

Notes to Consolidated Financial Statements
………………………………………………………………….. 122

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM
Stockholders and the Board of Directors

of First BanCorp.
San Juan, Puerto Rico
Opinions on the Financial Statements and Internal Control

over Financial Reporting
We

have

audited

the

accompanying

consolidated

statements

of

financial

condition

of

First

BanCorp.

(the

"Company")

as

of
December 31, 2022 and 2021, the related consolidated

statements of income, comprehensive (loss) income, cash flows, and changes in
stockholders’

equity

for

each

of

the

years

in

the

three-year

period

ended

December

31,

2022,

and

the

related

notes

(collectively
referred

to

as

the

"financial

statements").

We

also

have

audited

the

Company’s

internal

control

over

financial

reporting

as

of
December

31,

2022,

based

on

criteria

established

in

Internal

Control

–

Integrated

Framework:

(2013)

issued

by

the

Committee

of
Sponsoring Organizations of the Treadway

Commission (COSO).
In our opinion,

the financial statements

referred to above

present fairly,

in all material respects,

the financial position

of the Company
as of

December 31,

2022 and

2021, and

the results

of its

operations and

its cash

flows for

each of

the years

in the

three-year period
ended December

31, 2022

in conformity

with accounting

principles generally

accepted in

the United

States of

America.

Also in

our
opinion, the Company maintained,

in all material respects, effective

internal control over financial

reporting as of December

31, 2022,
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

Critical Audit Matter
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

in Notes

1 and

5 to

the financial

statements, the

allowance for

credit losses

(“ACL”) for

loans and

finance leases

is an
accounting

estimate

of

expected

credit

losses

over

the

contractual

life

of

financial

assets

carried

at

amortized

cost

and

off-balance-
sheet credit exposures.
The calculation

of the

ACL for

loans and

finance leases

is primarily

measured based

on a

probability

of default

/ loss

given

default
modeled approach. The

estimate of the

probability of default and

loss given default

assumptions uses economic

forecasts and relevant
current

and

forward-looking

macroeconomic

variables,

such

as:

unemployment

rate;

housing

and

real

estate

price

indices;

interest
rates; market

risk factors;

and gross

domestic

product, and

considers

conditions

throughout Puerto

Rico, the

Virgin

Islands,

and the
State of Florida.

A significant amount

of judgment is

required to

assess the reasonableness

of the selection

of economic forecasts

and
macroeconomic variables. Changes to these assumptions could have a material effect on the Company’s

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

The primary procedures we performed to address these critical audit matters included:
●
Testing

the effectiveness

of controls

over the

evaluation of

the selection

of economic

forecasts and

the current

and forward-
looking macroeconomic variables, including controls addressing:
o
Management’s review and

approval of the economic forecasts and macroeconomic variables.
o
Management’s

review

of

the

reasonableness

of

the

results

of

the

selection

of

economic

forecasts

and
macroeconomic variables used in the calculation.
●
Substantively

testing

management’s

process,

including

evaluating

their

judgments

and

assumptions,

for

economic

forecast
selection and macroeconomic variables, which included:
o
Evaluation of reasonableness of economic forecasts selection.
o
Evaluation

of

the

completeness

and

accuracy

of

data

inputs

used

as

a

basis

for

the

adjustments

relating

to
macroeconomic variables.
o
Evaluation,

with

the

assistance

of

professionals

with

specialized

skill

and

knowledge,

of

the

reasonableness

of
management’s

judgments related

to the

economic forecast

and macroeconomic

variables used

in the

determination
of

the

ACL

for

loans.

Among

other

procedures,

our

evaluation

considered

evidence

from

internal

and

external
sources, loan portfolio performance trends and whether such assumptions were applied consistently period to period.
o
Analytical evaluation of the variables period to period for directional consistency and testing for reasonableness.
/s/
Crowe LLP
We have served

as the Company’s auditor since 2018.
Fort Lauderdale, Florida
February 28, 2023
Stamp No. E511055 of the Puerto Rico
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

2022,

based

on

the
framework

set

forth

by

the

Committee

of

Sponsoring

Organizations

of

the

Treadway

Commission

(COSO)

in

Internal

Control-
Integrated

Framework

(2013).

Based

on

that

assessment,

management

concluded

that,

as

of

December

31,

2022,

the

Corporation’s
internal control over financial reporting is effective

based on the criteria established in Internal Control-Integrated Framework (2013).

The effectiveness

of FirstBancorp.’s

internal control over

financial reporting as

of December 31, 2022,

has been audited

by Crowe
LLP,

an independent public accounting firm, as stated in their accompanying report dated February 28, 2023.

First BanCorp.

/s/

Aurelio Alemán

Aurelio Alemán

President and Chief Executive Officer

Date: February 28, 2023

/s/

Orlando Berges

Orlando Berges

Executive Vice President

and Chief Financial Officer

Date: February 28, 2023

  FIRST BANCORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31,

2022
December 31, 2021
(In thousands, except for share information)
ASSETS
Cash and due from banks $
478,480
$
2,540,376
Money market investments:
Time deposits with other financial institutions
300
300
Other short-term investments
1,725
2,382
Total money market investments
2,025
2,682
Available-for-sale debt securities, at fair value:
Securities pledged with creditors’ rights to repledge
81,103
321,180
Other available-for-sale debt securities
5,518,417
6,132,581
Total available-for-sale debt securities, at fair value (amortized cost 2022 - $
6,398,197
;
2021 - $
6,534,503
; allowance for credit losses (“ACL”) of $
458

as of December 31, 2022
and $
1,105

as of December 31, 2021)
5,599,520
6,453,761
Held-to-maturity debt securities, at amortized cost, net of ACL of $
8,286

as of December 31, 2022 and $
8,571
as of December 31, 2021 (fair value 2022 - $
427,115
; 2021 - $
167,147
)
429,251
169,562
Equity securities
55,289
32,169
Total investment securities
6,084,060
6,655,492
Loans, net of ACL of $
260,464

(2021 - $
269,030
)
11,292,361
10,791,628
Mortgage loans held for sale, at lower of cost or market
12,306
35,155
Total loans, net
11,304,667
10,826,783
Accrued interest receivable on loans and investments
69,730
61,507
Premises and equipment, net
142,935
146,417
Other real estate owned (“OREO”)
31,641
40,848
Deferred tax asset, net
155,584
208,482
Goodwill
38,611
38,611
Other intangible assets
21,118
29,934
Other assets
305,633
234,143
Total assets $
18,634,484
$
20,785,275
LIABILITIES
Non-interest-bearing deposits $
6,112,884
$
7,027,513
Interest-bearing deposits
10,030,583
10,757,381
Total deposits
16,143,467
17,784,894
Securities sold under agreements to repurchase
75,133
300,000
Advances from the Federal Home Loan Bank ("FHLB")
675,000
200,000
Other borrowings
183,762
183,762
Accounts payable and other liabilities
231,582
214,852
Total liabilities
17,308,944
18,683,508
Commitments and contingencies (See Note 29)
(nil) (nil)
STOCKHOLDERS’ EQUITY
Common stock, $
0.10

par value, authorized,
2,000,000,000

shares;
223,663,116

shares issued;
182,709,059
shares outstanding (2021 -
201,826,505

shares outstanding)
22,366
22,366
Additional paid-in capital (See Note 1)
970,722
972,547
Retained earnings, includes legal surplus reserve of $
168,484

(2021 - $
137,591
)
1,644,209
1,427,295
Treasury stock, at cost
40,954,057

shares (2021 -
21,836,611

shares) (See Note 1)
(506,979)
(236,442)
Accumulated other comprehensive loss, net of tax of $
8,468

as of December 31, 2022 (2021 - $
9,786
)
(804,778)
(83,999)
Total stockholders’ equity
1,325,540
2,101,767
Total liabilities and stockholders’ equity $
18,634,484
$
20,785,275
The accompanying notes are an integral part of these statements.

  FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME

Year

Ended December 31,
2022 2021 2020
(In thousands, except per share information)
Interest and dividend income:

Loans
$
747,901
$
719,153
$
631,047

Investment securities
102,922
72,893
58,547

Money market investments and interest-bearing cash accounts
11,791
2,662
3,388

Total interest and dividend income
862,614
794,708
692,982
Interest expense:

Deposits
46,361
41,482
68,388

Securities sold under agreements to repurchase
7,555
9,963
6,645

Advances from FHLB
5,136
8,199
11,251

Other borrowings
8,269
5,135
6,376

Total interest expense
67,321
64,779
92,660

Net interest income
795,293
729,929
600,322
Provision for credit losses - expense (benefit):

Loans and finance leases
25,679
(61,720)
168,717

Unfunded loan commitments
2,736
(3,568)
1,183

Debt securities
(719)
(410)
1,085

Provision for credit losses - expense (benefit)
27,696
(65,698)
170,985

Net interest income after provision for credit losses
767,597
795,627
429,337
Non-interest income:

Service charges and fees on deposit accounts
37,823
35,284
24,612

Mortgage banking activities
15,260
24,998
22,124

Net gain on investment securities
-
-
13,198

Gain on early extinguishment of debt
-
-
94

Insurance commission income
13,743
11,945
9,364

Card and processing income
40,416
36,508
25,609

Other non-interest income
15,850
12,429
16,225

Total non-interest income

123,092
121,164
111,226
Non-interest expenses:

Employees' compensation and benefits
206,038
200,457
177,073

Occupancy and equipment
88,277
93,253
74,633

Business promotion
18,231
15,359
12,145

Professional service fees
47,848
59,956
52,633

Taxes, other than

income taxes
20,267
22,151
17,762

Federal Deposit Insurance Corporation ("FDIC") deposit insurance
6,149
6,544
6,488

Net (gain) loss on OREO operations
(5,826)
(2,160)
3,598

Credit and debit card processing expenses
22,736
22,169
19,144

Communications
8,723
9,387
8,437

Merger and restructuring costs
-
26,435
26,509

Other non-interest expenses
30,662
35,423
25,818

Total non-interest expenses
443,105
488,974
424,240
Income before income taxes
447,584
427,817
116,323
Income tax expense
142,512
146,792
14,050
Net income

$
305,072
$
281,025
$
102,273
Net income attributable to common stockholders

$
305,072
$
277,338
$
99,597
Net income per common share:

Basic
$
1.60
$
1.32
$
0.46

Diluted
$
1.59
$
1.31
$
0.46
The accompanying notes are an integral part of these statements.

  FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

INCOME

Year Ended

December 31,
2022 2021 2020
(In thousands)
Net income

$
305,072
$
281,025
$
102,273
Other comprehensive (loss) income, net of tax:
Available-for-sale debt securities:
Net unrealized holding (losses) gains on debt securities
(718,582)
(143,115)
61,791
Reclassification adjustment for provision for credit loss expense
-
-
368
Reclassification adjustment for net gains included in net income on sales
-
-
(13,198)
Defined benefit plans adjustments:
Net actuarial (loss) gain
(2,199)
3,660
(270)
Reclassification adjustment for amortization of net actuarial loss
2
1
-
Other comprehensive (loss) income for the year, net of tax
(720,779)
(139,454)
48,691

Total comprehensive (loss) income $
(415,707)
$
141,571
$
150,964
Year Ended

December 31,
2022 2021 2020
(In thousands)
Income tax effect of items included in other comprehensive (loss) income:
Defined benefit plans adjustments:
Net actuarial (loss) gain $
1,319
$
(2,199)
$
162
Reclassification adjustment for amortization of net actuarial loss
(1)
-
-
Total income tax effect of items included in other comprehensive (loss) income $
1,318
$
(2,199)
$
162
The accompanying notes are an integral part of these statements.

  FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,

2022 2021 2020
(In thousands)
Cash flows from operating activities:

Net income

$
305,072
$
281,025
$
102,273
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization
22,289
24,965
20,068

Amortization of intangible assets
8,816
11,407
5,912

Provision for credit losses - expense (benefit)
27,696
(65,698)
170,985

Deferred income tax expense (benefit)
54,216
118,323
(4,371)

Stock-based compensation
5,407
5,460
5,117

Gain on early extinguishment of debt
-
-
(94)

Gain on sales of investment securities
-
-
(13,198)

Unrealized gain on derivative instruments
(1,098)
(4,227)
(5,635)

Net gain on disposals or sales, and impairments of

premises and equipment and other assets
(706)
(32)
(215)

Net gain on sales of loans and valuation adjustments
(5,498)
(14,791)
(13,273)

Net amortization of discounts, premiums, and deferred

loan fees and costs
(7,853)
(25,294)
(8,602)

Originations and purchases of loans held for sale
(214,962)
(503,200)
(648,052)

Sales and repayments of loans held for sale
235,199
528,253
659,349

Amortization of broker placement fees
106
218
537

Net amortization of premiums and discounts on investment

securities
3,435
26,549
19,410

(Increase) decrease in accrued interest receivable
(11,340)
7,701
6,419

Increase (decrease) in accrued interest payable
1,706
(2,776)
(2,990)

(Increase) decrease in other assets
(2,437)
24,344
(5,018)

Increase (decrease) increase in other liabilities
20,437
(12,506)
9,116

Net cash provided by operating activities
440,485
399,721
297,738
Cash flows from investing activities:

Net (disbursements) repayments on loans held for investment
(603,853)
599,097
(335,152)

Proceeds from sales of loans held for investment
62,168
81,458
6,788

Proceeds from sales of repossessed assets
46,281
55,867
35,270

Proceeds from sales of available-for-sale debt securities
-
-
1,195,250

Purchases of available-for-sale debt securities
(512,327)
(3,447,921)
(3,820,148)

Proceeds from principal repayments and maturities of available-for-sale debt securities
626,802
1,445,873
1,277,762

Purchases of held-to-maturity debt securities
(289,784)
-
-

Proceeds from principal repayments and maturities of

held-to-maturity debt securities
32,153
12,677
6,431

Additions to premises and equipment
(20,459)
(13,349)
(16,070)

Proceeds from sales of premises and equipment and

other assets
1,196
832
497

Net (purchases) redemptions of other investments securities
(23,637)
5,322
3,881

Proceeds from the settlement of insurance claims -

investing activities
-
550
-

Net (payments) cash acquired in acquisition
-
(3,381)
406,626

Net cash used in investing activities
(681,460)
(1,262,975)
(1,238,865)
Cash flows from financing activities:

Net (decrease) increase in deposits
(1,706,118)
2,472,579
1,767,441

Net proceeds (repayments) of short-term borrowings
550,133
-
(35,000)

Repayments of long-term borrowings
(500,000)
(240,000)
(95,282)

Proceeds from long-term borrowings
200,000
-
-

Proceeds from long-term reverse repurchase agreements
-
-
200,000

Repurchase of outstanding common stock
(277,769)
(216,522)
(206)

Dividends paid on common stock
(87,824)
(65,021)
(43,416)

Dividends paid on preferred stock
-
(2,453)
(2,676)

Redemption of preferred stock-

Series A through E
-
(36,104)
-

Net cash (used in) provided by financing activities
(1,821,578)
1,912,479
1,790,861
Net (decrease) increase in cash and cash equivalents
(2,062,553)
1,049,225
849,734
Cash and cash equivalents at beginning of year
2,543,058
1,493,833
644,099
Cash and cash equivalents at end of year $
480,505
$
2,543,058
$
1,493,833
Cash and cash equivalents include:

Cash and due from banks
$
478,480
$
2,540,376
$
1,433,261

Money market instruments
2,025
2,682
60,572
$
480,505
$
2,543,058
$
1,493,833
The accompanying notes are an integral part of these statements.

  FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'

EQUITY
Year Ended December 31,
2022 2021 2020
(In thousands, except per share information)
Preferred Stock:

Balance at beginning of year
$
-
$
36,104
$
36,104

Redemption of Series A through E Preferred Stock
-
(36,104)
-

Balance at end of year
-
-
36,104
Common Stock:

Balance at beginning of year
22,366
22,303
22,210

Common stock issued under stock-based compensation

plan
-
63
93

Balance at end of year
22,366
22,366
22,303
Additional Paid-In Capital (See Note 1) :

Balance at beginning of year
972,547
965,385
960,342

Stock-based compensation expense
5,407
5,460
5,117

Common stock reissued/issued under stock-based compensation

plan
(7,365)
(63)
(93)

Restricted stock forfeited
133
531
19

Issuance costs of Series A through E Preferred Stock redeemed
-
1,234
-

Balance at end of year
970,722
972,547
965,385
Retained Earnings:

Balance at beginning of year
1,427,295
1,215,321
1,221,817

Impact of adoption of Accounting Standards Codification

("ASC" or "Codification")

Topic 326, "Financial Instruments - Credit Losses" ("ASC 326" or "CECL")
(62,322)

Balance at beginning of period (as adjusted for impact of adoption of ASC 326)
1,159,495

Net income

305,072
281,025
102,273

Dividends on common stock (2022 - $
0.46

per share; 2021 - $
0.31

per share; 2020 - $
0.20

per share)
(88,158)
(65,364)
(43,771)

Dividends on preferred stock

-
(2,453)
(2,676)

Excess of redemption value over carrying value of Series

A through E Preferred Stock redeemed
-
(1,234)
-

Balance at end of year
1,644,209
1,427,295
1,215,321
Treasury Stock (at cost) (See Note 1) :

Balance at beginning of year
(236,442)
(19,389)
(19,170)

Common stock repurchases (See Note 17)
(277,769)
(216,522)
(200)

Common stock reissued under stock-based compensation plan
7,365
-
-

Restricted stock forfeited
(133)
(531)
(19)

Balance at end of year
(506,979)
(236,442)
(19,389)
Accumulated Other Comprehensive (Loss) Income, net of tax:

Balance at beginning of year
(83,999)
55,455
6,764

Other comprehensive (loss) income, net of tax
(720,779)
(139,454)
48,691

Balance at end of year
(804,778)
(83,999)
55,455

Total stockholders’ equity
$
1,325,540
$
2,101,767
$
2,275,179
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
INDEX TO NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
PAGE
Note 1 – Nature of Business and Summary of Significant Accounting Policies
122
Note 2 – Money Market Investments
138
Note 3 – Debt Securities
139
Note 4 – Loans Held for Investment
148
Note 5 – Allowance for Credit Losses for Loans and Finance Leases
164
Note 6 – Premises and Equipment
167
Note 7 – Other Real Estate Owned
167
Note 8 – Related-Party Transactions
168
Note 9 – Goodwill and Other Intangibles
169
Note 10 –
Non-Consolidated Variable

Interest Entities (“VIE”) and Servicing Assets
171
Note 11 – Deposits and Related Interest
176
Note 12 – Securities Sold Under Agreements to Repurchase
178
Note 13 – Advances from the Federal Home Loan Bank (“FHLB”)
180
Note 14 – Other Borrowings
181
Note 15 – Earnings per Common Share
182
Note 16 – Stock-Based Compensation
183
Note 17 – Stockholders’ Equity
185
Note 18 – Other Comprehensive (Loss) Income
187
Note 19 – Employee Benefit Plans
188
Note 20 – Other Non-Interest Income
193
Note 21 – Other Non-Interest Expenses
193
Note 22 – Income Taxes
194
Note 23 – Operating Leases
197
Note 24 – Derivative Instruments and Hedging Activities
199
Note 25 – Fair Value
202
Note 26 – Revenue from Contracts with Customers
207
Note 27 – Segment Information
211
Note 28 – Supplemental Statement of Cash Flows Information
214
Note 29 – Regulatory Matters, Commitments, and Contingencies
215
Note 30 – First BanCorp. (Holding Company Only) Financial Information
218

NOTE 1

–

NATURE OF BUSINESS AND SUMMARY

OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business
First BanCorp. (the “Corporation”)

is a publicly owned, Puerto

Rico-chartered financial holding

company organized under

the laws
of the Commonwealth

of Puerto Rico in

1948. The Corporation

is subject to regulation,

supervision, and examination

by the Board

of
Governors of

the Federal

Reserve System

(the “Federal

Reserve Board”).

Through its

subsidiaries, including

its banking

subsidiary,
FirstBank Puerto Rico (“FirstBank”

or the “Bank”), the Corporation

provides full-service commercial

and consumer banking services,
mortgage banking

services, automobile

financing, trust

services, insurance

agency services,

and other

financial products

and services
with operations in Puerto Rico, the United States, the U.S. Virgin

Islands (the “USVI”), and the British Virgin

Islands (the “BVI”).
The Corporation

has two

wholly-owned subsidiaries:

FirstBank Puerto

Rico (“FirstBank”

or the

“Bank”), and

FirstBank Insurance
Agency,

Inc.

(“FirstBank

Insurance

Agency”).

FirstBank

is

a

Puerto

Rico-chartered

commercial

bank,

and

FirstBank

Insurance
Agency is

a Puerto

Rico-chartered insurance

agency.

FirstBank is

subject to

the supervision,

examination, and

regulation of

both the
Office

of

the

Commissioner

of

Financial

Institutions

of

the

Commonwealth

of

Puerto

Rico

(the

“OCIF”)

and

the

Federal

Deposit
Insurance

Corporation

(“FDIC”).

Deposits

are

insured

through

the

FDIC

Deposit

Insurance

Fund.

FirstBank

also

operates

in

the
State

of

Florida,

subject

to

regulation

and

examination

by

the

Florida

Office

of

Financial

Regulation

and

the

FDIC;

in

the

USVI,
subject to regulation

and examination by

the USVI Division

of Banking, Insurance,

and Financial Regulation;

and in the

BVI, subject
to regulation

by the

British Virgin

Islands Financial

Services Commission.

The Consumer

Financial Protection

Bureau (the

“CFPB”)
regulates FirstBank’s consumer

financial products and services.
FirstBank Insurance Agency

is subject to the supervision,

examination, and regulation of

the Office of the

Insurance Commissioner
of

the

Commonwealth

of

Puerto

Rico

and

the

Division

of

Banking

and

Insurance

Financial

Regulation

in

the

USVI.
FirstBank conducts its

business through its

main office located

in San Juan, Puerto

Rico,
59

banking branches in

Puerto Rico,
eight
banking branches in the

USVI and the BVI, and
nine

banking branches in the

state of Florida (USA).

FirstBank has six wholly-owned
subsidiaries

with

operations

in

Puerto

Rico:

First

Federal

Finance

Corp.

(d/b/a

Money

Express

La Financiera),

a

finance

company
specializing

in

the

origination

of

small

loans

with
27

offices

in

Puerto

Rico;

First

Management

of

Puerto

Rico,

a

Puerto

Rico
corporation,

which

holds

tax-exempt

assets;

FirstBank

Overseas

Corporation,

an

international

banking

entity

(an

“IBE”)

organized
under the

International Banking

Entity Act

of Puerto

Rico; two

companies engaged

in the

operation of

certain real

estate properties;
and

a wholly-owned

subsidiary of

FirstBank organized

in 2022

under the

laws of

the Commonwealth

of Puerto

Rico and

Act 60

of
2019, which will commence operations in 2023 and will engage in investing and lending transactions.

General

The accompanying

consolidated audited financial

statements have

been prepared

in conformity

with generally accepted

accounting
principles (“GAAP”). The following is a description of the Corporation’s most significant accounting policies.
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

(“VIEs”). See

“Variable

Interest Entities”

below for

further
details regarding the Corporation’s

accounting policy for these entities
.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
123
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

Management

makes

significant

estimates

in

determining

the

allowance

for

credit

losses

(“ACL”),

income

taxes,

as

well

as

fair
value

measurements

of

investment

securities,

goodwill,

other

intangible

assets,

pension

assets

and

liabilities,

mortgage

servicing
rights, and loans held for sale.

Actual results could differ from those estimates.
Change in accounting method
Effective

on September

30, 2022,

the Corporation

changed the

accounting method

for accounting

for its

treasury stock

from a

par
value to a

cost method. The

Corporation believes the

cost method is

preferable as it

more accurately reflects

in treasury stock

the cost
of stocks repurchased and

it enhances comparability of

financial results with other

financial institutions. The Corporation

reflected the
application of

this new accounting

method retrospectively

by adjusting

prior period

amounts for

treasury stock

and additional

paid-in
capital.

The

retrospective

adjustment,

which

was

reflected

in

the

consolidated

statements

of

financial

condition

and

statements

of
changes

in

stockholders’

equity,

was

limited

to

an

increase

in

the

beginning

balance

of

treasury

stock

at

January

1,

2020

of

$
19
million and an increase in

additional paid-in capital for

the same amount, which was

considered immaterial. These adjustments

had no
impact

on

previously

issued

statements

of

income,

comprehensive

income,

cash

flows,

and

executive

compensation

and

regulatory
capital measures.
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
Held-to-maturity

— Debt

securities that

the entity

has the

intent and

ability to

hold to

maturity.

These securities

are carried

at
amortized

cost.

The

Corporation

may

not

sell

or

transfer

held-to-maturity

securities

without

calling

into

question

its

intent

to
hold other debt securities to

maturity, unless

a nonrecurring or unusual event

that could not have been reasonably

anticipated has
occurred.
Trading

— Debt securities that

are bought and

held principally for

the purpose of

selling them in

the near term.

These securities
are

carried

at

fair

value,

with

unrealized

gains

and

losses

reported

in

earnings.

As

of

December

31,

2022,

and

2021,

the
Corporation did not hold debt securities for trading purposes.
Available-for-sale

— Debt

securities not

classified as

held-to-maturity or

trading. These

securities are

carried at

fair value,

with
unrealized

holding

gains

and

losses,

net

of

deferred

taxes,

reported

in

other

comprehensive

loss

(“OCL”)

as

a

separate
component of

stockholders’ equity.

The unrealized

holding gains

and losses

do not

affect earnings

until they

are realized,

or an
ACL is recorded.
Equity

securities

—

Equity

securities

that

do

not

have

readily

available

fair

values

are

classified

as

equity

securities

in

the
consolidated

statements

of

financial

condition.

These

securities

are

stated

at

cost

less

impairment,

if

any.

This

category

is
principally

composed of

FHLB stock

that the

Corporation owns

to comply

with FHLB

regulatory requirements.

The realizable
value of

the FHLB

stock equals

its cost.

Also included

in this

category

are marketable

equity securities

held at

fair value

with
changes in unrealized gains or losses recorded through earnings in other non-interest income.
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

Purchases and sales of

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
124
securities are

recognized on

a trade-date

basis, the

date the

order to

buy or

sell is executed

.

Gains and

losses on

sales are

determined
using the specific identification method.
A debt

security

is placed

on nonaccrual

status at

the time

any

principal

or interest

payment

becomes 90 days

delinquent.

Interest
accrued

but

not

received

for

a

security

placed

on

nonaccrual

is

reversed

against

interest

income.

See

Note

3

–

Debt

Securities

for
additional information on nonaccrual debt securities.
Allowance

for

Credit

Losses

–

Held-to-Maturity

Debt

Securities:
As

of

December

31,

2022,

the

held-to-maturity

debt

securities
portfolio consisted of U.S. government-sponsored entities (“GSEs”)

MBS and Puerto Rico municipal bonds.
The ACL

on held-to-maturity

debt securities

is based

on an

expected loss

methodology referred

to as

current expected

credit loss
(“CECL”)

methodology

by

major

security

type.

Any

expected

credit

loss

is

provided

through

the

ACL

on

held-to-maturity

debt
securities

and

is

deducted

from

the

amortized

cost

basis

of

the

security

so

that

the

statement

of

financial

condition

reflects

the

net
amount the Corporation expects to collect.
The Corporation

does not

recognize an

ACL for

GSEs’ MBS

since they

are either

explicitly or

implicitly guaranteed

by the

U.S.
government,

are highly

rated by

major rating

agencies, and

have a

long history

of no

credit losses.

For the

ACL of

held-to-maturity
Puerto

Rico municipal

bonds,

the Corporation

considers historical

credit loss

information

that is

adjusted for

current conditions

and
reasonable

and

supportable

forecasts.

These

Puerto

Rico

municipal

obligations

typically

are

not

issued

in

bearer

form, nor

are they
registered

with

the

Securities

and

Exchange

Commission

(“SEC”)

and

are

not

rated

by

external

credit

agencies.

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

acquisition

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
historical

expansionary

and

recessionary

periods.

Furthermore,

the

Corporation

periodically

considers

the

need

for

qualitative
adjustments

to

the

ACL.

Qualitative

adjustments

may

be

related

to

and

include,

but

not

be

limited

to,

factors

such

as:

(i)
management’s

assessment

of

economic

forecasts

used

in

the

model

and

how

those

forecasts

align

with

management’s

overall
evaluation

of

current

and

expected

economic

conditions;

(ii)

organization

specific

risks

such

as

credit

concentrations,

collateral
specific risks, nature

and size of

the portfolio

and external factors

that may ultimately

impact credit quality,

and (iii) other

limitations
associated with factors such as changes in underwriting and resolution strategies,

among others.
The Corporation

has elected not

to measure

an ACL on

accrued interest related

to held-to-maturity

debt securities,

as uncollectible
accrued

interest receivables

are written

off

on a

timely manner.

See Note

3 –

Debt Securities

for additional

information

about ACL
balances for

held-to-maturity debt

securities, activity

during the

period, and

information about

changes in

circumstances that

caused
changes in the ACL for held-to-maturity debt securities during the years ended December

31, 2022, 2021, and 2020.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
125
Allowance

for

Credit

Losses

–

Available-for-Sale

Debt

Securities:
For

available-for-sale

debt

securities

in

an

unrealized

loss
position, the Corporation first assesses whether

it intends to sell, or it is more

likely than not that it will be required

to sell, the security
before

recovery

of

its

amortized

cost

basis.

If

either

of

the

criteria

regarding

intent

or

requirement

to

sell

is

met,

the

security’s
amortized cost

basis is

written down

to fair

value. Any

previously recognized

ACL should

first be

written off

and

the write-down

in
excess of such ACL would be recorded through

a charge to the provision for credit losses. For available

-for-sale debt securities that do
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

actions taken by the issuer
to deal with

the economic climate.

The Corporation also

takes into consideration

changes in the near-term

prospects of the underlying
collateral

of

a

security,

if

any,

such

as

changes

in

default

rates,

loss

severity

given

default,

and

significant

changes

in

prepayment
assumptions

and

the

level

of

cash

flows

generated

from

the

underlying

collateral,

if

any,

supporting

the

principal

and

interest
payments

on the

debt

securities. If

this assessment

indicates that

a credit

loss exists,

the

present

value

of cash

flows expected

to be
collected from

the security

is compared

to the

amortized cost

basis of

the security.

If the

present value

of cash

flows expected

to be
collected is less than the amortized

cost basis, a credit loss exists and

the Corporation records an ACL for

the credit loss, limited to the
amount by which

the fair value

is less than

the amortized cost

basis. The Corporation

recognizes in OCL

any impairment that

has not
been recorded through an ACL. Non-credit-related impairments result from other factors, including changes in interest rates.
The Corporation

records changes

in the

ACL as

a provision

for (or

reversal of)

credit loss

expense. Losses

are charged

against the
allowance

when

management

believes

the

uncollectability

of

an

available-for-sale

debt

security

is

confirmed

or

when

either

of

the
criteria regarding

intent or requirement

to sell is met.

The Corporation

has elected not

to measure an

ACL on accrued

interest related
to available-for-sale debt securities, as uncollectible accrued interest receivables are written off on a timely manner.
Substantially all

of the

Corporation’s

available-for-sale debt

securities are

issued by

GSEs. These

securities are

either explicitly

or
implicitly guaranteed

by the

U.S. government,

are highly

rated by

major rating

agencies, and

have a

long history

of no

credit losses.
Accordingly,

there

is

a

zero-credit

loss

expectation

on

these

securities.

For

further

information,

including

the

methodology

and
assumptions

used

for

the

discounted

cash

flow

analyses

performed

on

other

available-for-sale

debt

securities

such

as

private

label
MBS and

bonds issued

by the Puerto

Rico Housing

Finance Authority

(“PRHFA”),

see Note

3 –

Debt Securities,

and Note

25 –

Fair
Value.
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
126
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

method, interest income is not

recognized until the loan balance has

been collected in full, including
the charged-off

portion. Generally,

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

ACL

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

a

more

than
insignificant deterioration

in credit

quality since

their origination

and thus

should be

classified and

accounted for

as purchased

credit
deteriorated

(“PCD”)

loans.

For

loans

that

have

not

experienced

a

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

value, which includes any premiums

or discounts resulting from

the
difference between

the initial amortized

cost basis and

the par value.

Premiums and non-credit

loss related discounts

are amortized or
accreted into interest

income over the

remaining life of

the loan using

the interest method.

Unlike non-PCD loans,

the initial ACL

for
PCD loans is established through an adjustment

to the acquired loan balance and not through a charge

to the provision for credit losses
in the period in which the loans are acquired. At acquisition, the ACL for

PCD loans, which represents the fair value credit discount, is determined

using

a

discounted

cash

flow

method

that

considers

the

PDs

and

LGDs

used

in

the

Corporation’s

ACL

methodology.
Characteristics

of

PCD

loans

include

the

following:

delinquency,

payment

history

since

origination,

credit

scores

migration

and/or
other

factors

the Corporation

may

become

aware of

through its

initial analysis

of acquired

loans that

may

indicate

there has

been

a
more than

insignificant deterioration

in credit

quality since

a loan’s

origination. In

connection with

the Banco

Santander Puerto

Rico
(“BSPR”)

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
For PCD loans

that prior to

the adoption of

ASC 326 were

classified as purchased

credit impaired (“PCI”)

loans and accounted

for
under

the

FASB

Accounting

Standards

Codification

(the

“Codification”

or

“ASC”)

Subtopic

310-30,

“Accounting

for

Purchased
Loans Acquired

with Deteriorated

Credit Quality”

(ASC Subtopic

310-30), the

Corporation adopted

ASC 326

using the

prospective
transition approach.

As allowed

by ASC

326, the

Corporation elected

to maintain

pools of

loans accounted

for under

ASC Subtopic
310-30 as “units

of accounts,”

conceptually treating

each pool as

a single

asset. As of

December 31,

2022, such

PCD loans consisted
of $
101.7

million of residential mortgage

loans and $
1.9

million of commercial

mortgage loans acquired by

the Corporation as part

of
acquisitions

completed

prior

to

2020.

These

previous

transactions

include

a

transaction

completed

on

February

27,

2015,

in

which
FirstBank

acquired

ten

Puerto

Rico

branches

of

Doral

Bank,

acquired

certain

assets,

including

PCD

loans,

and

assumed

deposits,
through an alliance with

Banco Popular of Puerto

Rico, which was the successful

lead bidder with the

FDIC on the failed Doral

Bank,
as well as other

co-bidders, and the

acquisition from Doral

Financial in the first

quarter of 2014

of all of its

rights, title and

interest in
first

and

second

residential

mortgage

loans

in

full

satisfaction

of

secured

borrowings

owed

by

such

entity

to

FirstBank.

As

the

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
127
Corporation

elected

to

maintain

pools

of

units

of

account

for

loans

previously

accounted

for

under

ASC

Subtopic

310-30,

the
Corporation is

not able

to remove

loans from

the pools

until they

are paid

off, written

off or

sold (consistent

with the

Corporation’s
practice

prior

to

adoption

of

ASC

326),

but

is

required

to

follow

ASC

326

for

purposes

of

the

ACL.

Regarding

interest

income
recognition for PCD loans that

existed at the time of adoption

of ASC 326, the prospective transition

approach for PCD loans required
by

ASC

326

was

applied

at

a

pool

level,

which

froze

the

effective

interest

rate

of

the

pools

as

of

January

1,

2020.

According

to
regulatory guidance,

the determination

of nonaccrual

or accrual

status for

PCD loans

that the

Corporation has

elected to

maintain in
previously

existing

pools

pursuant

to the

policy

election

right upon

adoption of

ASC 326

should

be made

at the

pool level,

not the
individual

asset level.

In addition,

the guidance

provides that

the Corporation

can continue

accruing interest

and not

report the

PCD
loans

as

being

in

nonaccrual

status

if

the

following

criteria

are

met:

(i)

the

Corporation

can

reasonably

estimate

the

timing

and
amounts

of

cash

flows

expected

to

be

collected,

and

(ii)

the

Corporation

did

not

acquire

the

asset

primarily

for

the

rewards

of
ownership

of

the

underlying

collateral,

such

as

use

of

the

collateral

in

operations

or

improving

the

collateral

for

resale.

Thus,

the
Corporation

continues

to

exclude

these

pools

of

PCD

loans

from

nonaccrual

loan

statistics.

In

accordance

with

ASC

326,

the
Corporation

did

not

reassess

whether

modifications

to

individual

acquired

loans

accounted

for

within

pools

were

troubled

debt
restructurings (“TDRs”) as of the date of adoption.

Charge-off

of Uncollectible

Loans -

Net charge

-offs consist

of the

unpaid principal

balances of

loans held

for investment

that the
Corporation

determines are

uncollectible,

net of

recovered amounts.

The Corporation

records charge

-offs as

a reduction

to the

ACL
and subsequent recoveries of previously charged-off

amounts are credited to the ACL.

The Corporation

designates as

collateral dependent

certain commercial,

residential and

consumer loans

secured by

collateral when
foreclosure is probable or when repayment

is expected to be provided substantially through

the operation or sale of the collateral

when
the borrower is experiencing

financial difficulties based

on its assessment as

of the reporting

date. Commercial and

construction loans
are considered collateral

dependent when they exhibit

specific risk characteristics such

as repayment capacity under

certain thresholds
or credit deterioration. Residential mortgage loans are

considered collateral dependent when
180

days or more past due and secured by
residential real estate.

Moreover, since

the ACL of auto

loans and finance

leases is calculated

using either a

PD/LGD model or

a risk-
adjusted

discounted

cash

flow

method

for

loans

modified

or

reasonably

expected

to

be

modified

in

a

TDR

and

performing

in
accordance

with

restructured

terms,

these

loans

are

not

considered

collateral

dependent.

The

ACL

of

collateral

dependent

loans

is
based on the fair value of the collateral at the reporting date, adjusted for undiscounted estimated costs to sell.
Collateral

dependent

loans

in

the

construction,

commercial

mortgage,

and

commercial

and

industrial

(“C&I”)

loan

portfolios

are
written

down

to

their

net

realizable

value

(fair

value

of

collateral,

less

estimated

costs

to

sell)

when

loans

are

considered

to

be
uncollectible and

have balances

of $
0.5

million or

more. Within

the consumer

loan portfolio,
closed-end consumer

loans are

charged
off when

payments are
120

days in

arrears. Open-end

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

Loss-
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

However,

not

all

loan
modifications

are TDRs.

Modifications

resulting

in TDRs

may

include

changes to

one

or more

terms of

the loan,

including

but not
limited to,

a change

in interest

rate, an

extension of

the repayment

period, a

reduction in

payment amount,

and partial

forgiveness

or
deferment of principal

or accrued interest.

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
Refer

to

Accounting

Standards

Updates

(“ASU”)

2022-02,

“Financial

Instruments

–

Credit

Losses

(Topic

326):

Troubled

Debt
Restructurings and

Vintage

Disclosures” below for

information on the

amendments to the

TDR guidance that

are effective

on or after
January 1, 2023 .

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
128
Allowance for credit losses for loans and finance leases
The ACL

for

loans and

finance leases

held

for

investment

is a

valuation

account

that is

deducted

from the

loans’

amortized

cost
basis

to

present

the

net

amount

expected

to

be

collected

on

loans.

Loans

are

charged-off

against

the

allowance

when

management
confirms the loan balance is uncollectable.

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

the Corporation.
The

Corporation

estimates

the

ACL

primarily

based

on

a

PD/LGD

modeled

approach,

or

individually

primarily

for

collateral
dependent loans and certain TDR

loans. The Corporation evaluates

the need for changes to the

ACL by portfolio segments and

classes
of

loans

within

certain

of

those

portfolio

segments.

Factors

such

as

the

credit

risk

inherent

in

a

portfolio

and

how

the Corporation
monitors the

related quality,

as well

as the

estimation approach

to estimate

credit losses,

are considered

in the

determination of

such
portfolio segments and classes. The Corporation has identified the following portfolio segments:
●
Residential

mortgage
– Residential

mortgage

loans

are

loans

secured

by

residential

real

property

together

with

the

right

to
receive

the payment

of principal

and interest

on the

loan. The

majority of

the Corporation’s

residential

loans are

fixed-rate
first lien closed-end loans secured by 1-4 single-family residential properties.

●
Commercial

mortgage

– Commercial

mortgage

loans

are

loans

secured

primarily

by

commercial

real

estate

properties

for
which

the

primary

source

of

repayment

comes

from

rent

and

lease

payments

that

are

generated

by

an

income-producing
property.
● Commercial and Industrial

– C&I loans include both unsecured and secured

loans for which the primary source of repayment
comes

from

the

ongoing

operations

and

activities

conducted

by

the

borrower

and

not

from

rental

income

or

the

sale

or
refinancing

of

any

underlying

real

estate

collateral;

thus,

credit

risk

is

largely

dependent

on

the

commercial

borrower’s
current

and

expected

financial condition.

The

C&I

loan

portfolio

consists

of

loans

granted

to

large

corporate

customers

as
well as middle-market customers across several industries, and the government sector.
● Construction –

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
● Consumer

–
Consumer

loans

generally

consisted

of

unsecured

and

secured

loans

extended

to

individuals

for

household,
family, and other personal

expenditures, including several classes of products.
For

purposes

of

the

ACL

determination,

the

Corporation

stratifies

portfolio

segments

by

two

main

regions

(
i.e.,

the

Puerto
Rico/Virgin

Islands

region

and

the

Florida

region).

The

ACL

is

measured

using

a

PD/LGD

model

that

is

calculated

based

on

the
product of a

cumulative PD and

LGD. PD and

LGD estimates are

updated quarterly

for each loan

over the remaining

expected life

to
determine

lifetime

term

structure

curves.

Under

this approach,

the

Corporation

calculates losses

for

each

loan

for

all future

periods
using the

PD and

LGD loss

rates derived

from the

term structure

curves applied

to the

amortized cost

basis of

the loans,

considering
prepayments.
For

residential

mortgage

loans,

the

Corporation

stratifies

the

portfolio

segment

by

the

following

two

classes:

(i)

government-
guaranteed

residential

mortgage

loans,

and

(ii)

conventional

mortgage

loans.

Government-guaranteed

loans

are

those

originated

to
qualified

borrowers

under

the

FHA

and

the

VA

standards.

Originated

loans

that

meet

the

FHA’s

standards

qualify

for

the

FHA’s
insurance program whereas

loans that meet the

standards of the VA

are guaranteed by

such entity.

No credit losses are

determined for
loans insured or guaranteed

by the FHA or the VA

due to the explicit

guarantee of the U.S. federal

government. On the other

hand, an

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
129
ACL is

calculated for

conventional

residential mortgage

loans, which

are loans

that do

not qualify

under the

FHA or

VA

programs.
PD

estimates

are

based

on,

among

other

things,

historical

payment

performance

and

relevant

current

and

forward-looking
macroeconomic variables,

such as regional

unemployment rates. On

the other hand,

LGD estimates are based

on, among other

things,
historical

charge-off

events

and

recovery

payments,

loan-to-value

attributes,

and

relevant

current

and

forecasted

macroeconomic
variables, such as the regional housing price index.
For commercial

mortgage loans,

PD estimates

are based on,

among other

things, industry historical

loss experience,

property type,
occupancy,

and

relevant

current

and

forward-looking

macroeconomic

variables.

On

the

other

hand,

LGD

estimates

are

based

on
historical charge-off events and recovery

payments, industry historical loss experience, specific attributes of the loans, such as loan-to-
value,

debt

service

coverage

ratios,

and

net

operating

income,

as

well

as

relevant

current

and

forecasted

macroeconomic

variables
expectations,

such

as

commercial

real

estate

price

indexes,

the

gross

domestic

product

(“GDP”),

interest

rates,

and

unemployment
rates, among others.
For C&I

loans, PD

estimates are

based on

industry historical

loss experience,

financial performance

and market

value indicators,
and

current

and

forecasted

relevant

forward-looking

macroeconomic

variables.

On

the

other

hand,

LGD

estimates

are

based

on
industry

historical

loss

experience,

specific

attributes

of

the loans,

such

as loan

to

value,

as

well

as relevant

current

and

forecasted
expectations

for

macroeconomic

variables,

such

as

unemployment

rates,

interest

rates,

and

market

risk

factors

based

on

industry
performance and the equity market.
For

construction

loans,

PD

estimates

are

based

on,

among

other

things,

historical

payment

performance

experience,

industry
historical

loss experience,

underlying

type

of

collateral,

and

relevant

current and

forward-looking

macroeconomic

variables. On

the
other

hand,

LGD

estimates

are

based

on

historical

charge-off

events

and

recovery

payments,

industry

historical

loss

experience,
specific attributes of the

loans, such as loan-to-value, debt service

coverage ratios, and relevant current

and forecasted macroeconomic
variables, such as unemployment rates, GDP,

interest rates, and real estate price indexes.
For consumer loans,

the Corporation stratifies

the portfolio segment by

the following five classes: (i)

auto loans; (ii) finance

leases;
(iii) credit

cards; (iv)

personal loans;

and (v)

other consumer

loans, such

as open-end

home equity

revolving lines

of credit

and other
types

of

consumer

credit

lines,

among

others.

In

determining

the

ACL,

management

considers

consumer

loans

risk

characteristics
including, but not limited to,

credit quality indicators such as

payment performance period, delinquency

and original FICO scores. For
auto loans and finance

leases, PD estimates are based on,

among other things, the historical

payment performance and relevant

current
and forward-looking macroeconomic

variables, such as regional

unemployment rates. On the

other hand, LGD estimates

are primarily
based

on

historical

charge-off

events

and

recovery

payments.

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

Puerto Rico

and
Virgin

Islands

region consider

an initial

reasonable

and

supportable

period of
two years

and

a

reversion

period

of up

to
three years
,
utilizing a

straight-line approach

and reverting

back to

the historical

macroeconomic

mean. For

the Florida

region, the

methodology
considers

a

reasonable

and

supportable

forecast

period

and

an

implicit

reversion

towards

the

historical

trend

that

varies

for

each
macroeconomic variable.

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

including, but

not
limited to, expectations

about interest rate,

inflation, and

real estate price

levels, as well

as labor

challenges; (ii)

organization specific
risks such

as credit

concentrations,

collateral

specific risks,

nature

and

size of

the portfolio

and

external

factors that

may

ultimately
impact credit quality,

and (iii) other

limitations associated with

factors such as

changes in underwriting

and loan resolution

strategies,
among others.
In addition

to loans previously

written down

to their respective

realizable values,

the ACL on

loans that have

been modified or

are
reasonably

expected

to

be

modified

in

a

TDR

and

that

have

balances

of

$
0.5

million

or

more

in

the

case

of

commercial

and
construction

loans

(other

than

commercial

mortgage

and

construction

loans,

in

which

the

ACL

is

based

on

the

fair

value

of

the
collateral

at

the

reporting

date,

adjusted

for

undiscounted

estimated

costs

to

sell)

is

generally

measured

using

a

risk-adjusted
discounted cash flow

method. Under this

approach, all future

cash flows (interest

and principal) for

each loan are

adjusted by the

PDs
and LGDs derived from the term

structure curves and prepayments and

then discounted at the rate of the

loan prior to the restructuring
(or at the

effective interest

rate as of the

reporting date for

non-TDRs previously written

down to their

respective realizable values)

to

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
130
arrive

at

the

net

present

value

of

future

cash

flows.

For

credit

cards,

personal

loans,

and

nonaccrual

auto

loans

and

finance

leases
modified in a TDR, the ACL is measured using the same methodologies as those used for all other loans in those portfolios.
See Note 5 –

Allowance for Credit Losses

for Loans and Finance

Leases for additional

information about reserve

balances for each
portfolio

segment,

activity

during

the

period,

and

information

about

changes

in

circumstances

that

caused

changes

in

the

ACL

for
loans and finance leases during the year ended December 31, 2022,

2021, and 2020.
Refer

to

ASU

2022-02

discussion

below

for

information

on

the

amendments

to

the

TDR

guidance

that

are

effective

on

or

after
January 1, 2023.
Allowance for credit losses on off-balance sheet credit exposures and other assets
The Corporation estimates expected

credit losses over the contractual period

in which the Corporation is exposed

to credit risk via a
contractual

obligation

to

extend

credit

unless

the

obligation

is

unconditionally

cancellable

by

the

Corporation.

The

ACL

on

off-
balance sheet

credit exposures is

adjusted as a

provision for credit

loss expense. The

estimate includes consideration

of the likelihood
that funding

will occur and

an estimate of

expected credit

losses on commitments

expected to be

funded over its

estimated life.

As of
December 31,

2022, the

off-balance sheet

credit exposures

primarily consisted

of unfunded

loan commitments

and standby

letters of
credit

for

commercial

and

construction

loans.

The

Corporation

utilized

the

PDs

and

LGDs

derived

from

the

above-explained
methodologies

for

the

commercial

and

construction

loan

portfolios.

Under

this

approach,

all

future

period

losses

for

each

loan

are
calculated using

the PD

and LGD

loss rates

derived from

the term

structure curves

applied to

the usage

given default

exposure. The
ACL on off-balance sheet

credit exposures is included as

part of accounts payable and

other liabilities in the consolidated

statement of
financial condition with adjustments included as part of the provision for credit losses in the consolidated statements of income.
See

Note

5

–

Allowance

for

Credit

Losses

for

Loans

and

Finance

Leases

for

additional

information

about

reserve

balances

for
unfunded

loan commitments,

activity during

the period,

and information

about changes

in circumstances

that caused

changes in

the
ACL for off-balance sheet credit exposures

during the years ended December 31, 2022, 2021 and 2020.
The

Corporation

also

estimates

expected

credit

losses

for

certain

accounts

receivable,

primarily

claims

from

government-
guaranteed

loans,

loan

servicing-related

receivables,

and

other

receivables.

The

ACL

on other

assets

measured

at

amortized

cost

is
included

as part

of other

assets in

the

consolidated

statement of

financial

condition

with adjustments

included

as part

of other

non-
interest expenses

in the consolidated

statements of income.

As of December

31, 2022 and

2021, the

ACL on other

assets measured at
amortized cost was immaterial.

Loans held for sale
Loans

that the

Corporation

intends to

sell or

that

the Corporation

does not

have

the ability

and

intent to

hold

for the

foreseeable
future

are

classified

as

held-for-sale

loans.

Loans

held

for

sale

are

recorded

at

the

lower

of

cost

or

fair

value

less

costs

to

sell.

Generally,

the

loans

held-for-sale

portfolio

consists

of

conforming

residential

mortgage

loans

that

will

be

pooled

into

Government
National Mortgage Association (“GNMA”)

MBS, which are then sold to

investors, and conforming residential mortgage

loans that the
Corporation intends

to sell to

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

of residential

mortgage loans

held for

sale, if

any,

is accounted

for as

a valuation

allowance with

changes therein
included

in

the

determination

of

net

income

and

reported

as

part

of

mortgage

banking

activities

in

the

consolidated

statements

of
income.

Loan

costs

and

fees

are

deferred

at

origination

and

are

recognized

in

income

at

the

time

of

sale

and

are

included

in

the
amortized cost basis when

evaluating the need for

a valuation allowance. The fair

value of commercial and construction

loans held for
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
Any

previously

recorded

ACL

is

reversed

in

earnings

after

applying

the

write-down

policy.

Subsequent

changes

in

value

below
amortized cost are reflected in

non-interest income in the consolidated

statements of income. Reclassifications of

loans held for sale to
held for investment are

made at the amortized

cost on the transfer

date and any previously

recorded valuation allowance

is reversed in
earnings. Upon transfer to held for investment, the Corporation calculates an ACL using the CECL impairment model.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
131
Transfers and servicing of financial assets and extinguishment of liabilities
After a transfer of

financial assets in a

transaction that qualifies

for accounting as

a sale, the Corporation

derecognizes the financial
assets when it has surrendered control and derecognizes liabilities when they are extinguished.
A transfer of financial

assets in which the

Corporation surrenders control

over the assets is

accounted for as

a sale to the extent

that
consideration other

than beneficial

interests is

received in

exchange.

The criteria

that must

be met

to determine

that the

control over
transferred

assets has

been surrendered

include

the following:

(i) the assets

must be

isolated from

creditors of

the transferor;

(ii) the
transferee

must

obtain

the

right

(free

of

conditions

that

constrain

it

from

taking

advantage

of

that

right)

to

pledge

or

exchange

the
transferred

assets;

and

(iii) the

transferor

cannot

maintain

effective

control

over

the

transferred

assets

through

an

agreement

to
repurchase

them

before

their maturity.

When

the

Corporation

transfers

financial

assets

and

the

transfer

fails

any

one

of

the

above
criteria,

the

Corporation

is

prevented

from

derecognizing

the

transferred

financial

assets

and

the

transaction

is

accounted

for

as

a
secured borrowing.
Servicing assets
The Corporation recognizes

as separate assets the

rights to service

loans for others,

whether those servicing

assets are originated

or
purchased. In the ordinary course of business, loans are

pooled into GNMA MBS for sale in the secondary

market or sold to FNMA or
FHLMC, with servicing retained.

When the Corporation sells mortgage loans, it recognizes any retained servicing right.

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

the fair
value

of

MSRs

cannot

be

readily

determined

because

these

assets

are

not

actively

traded

in

securities

markets.

The

initial

carrying
value

of

an

MSR is

determined

based

on

its fair

value.

The Corporation

determines

the

fair

value

of

the

MSRs using

a

discounted
static cash

flow analysis,

which incorporates

current market

assumptions commonly

used by

buyers of

these MSRs

and was

derived
from

prevailing

conditions

in

the

secondary

servicing

market.

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
Once

recorded,

the

Corporation

periodically

evaluates

MSRs

for

impairment.

Impairments

are

recognized

through

a

valuation
allowance for

each individual

stratum of

servicing assets.

For purposes

of performing

the MSR

impairment evaluation,

the servicing
portfolio

is

stratified

on

the

basis

of

certain

risk

characteristics,

such

as

region,

terms,

and

coupons.

The

Corporation

conducts

an
other-than-temporary

impairment analysis

to evaluate

whether a

loss in

the value

of the

MSR in

a particular

stratum, if

any,

is other
than temporary or not.

When the recovery of the

value is unlikely in the

foreseeable future, a write-down

of the MSR in the

stratum to
its

estimated

recoverable

value

is

charged

to

the

valuation

allowance.

Impairment

charges

are

recorded

as

part

of

revenues

from
mortgage banking activities in the consolidated statements of income

.
The

MSRs

are

amortized

over

the

estimated

life

of

the

underlying

loans

based

on

an

income

forecast

method

as

a

reduction

of
servicing income.

The income forecast

method of amortization

is based on

projected cash flows.

A particular periodic

amortization is
calculated

by

applying

to

the

carrying

amount

of

the

MSRs

the

ratio

of

the

cash

flows

projected

for

the

current

period

to

total
remaining net MSR forecasted cash flow.

Premises and equipment
Premises

and

equipment

are

carried

at

cost,

net

of

accumulated

depreciation

and

amortization.

Depreciation

is

provided

on

the
straight-line method

over the

estimated useful

life of

each type

of asset.

Amortization of

leasehold improvements

is computed

over
the terms

of the

leases (
i.e.
, the

contractual term

plus lease

renewals that

are reasonably

assured) or

the estimated

useful lives

of the
improvements, whichever

is shorter.

Costs of

maintenance and

repairs that

do not

improve or

extend the

life of

the respective

assets
are expensed

as incurred.

Costs of

renewals and

betterments are

capitalized. When

the Corporation

sells or

disposes of

assets, their

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
132
cost and related

accumulated depreciation

are removed from

the accounts and

any gain or

loss is reflected

in earnings as

part of other
non-interest

income

in

the

consolidated

statements

of

income.

When

the

asset

is

no

longer

used

in

operations,

and

the Corporation
intends to

sell it,

the asset

is reclassified

to other

assets held

for sale

and is

reported at

the lower

of the

carrying amount

or fair

value
less cost to

sell. Premises

and equipment

are evaluated

for impairment

whenever events

or changes

in circumstances

indicate that

the
carrying amount

of the

asset may

not be

recoverable. Impairments

on premises

and equipment

are included

as part of

occupancy and
equipment expenses in the consolidated statements of income.

Operating leases

The Corporation,

as lessee,

determines

if an

arrangement

is a

lease or

contains a

lease at

inception.

Operating lease

liabilities are
recognized

based

on

the

present

value

of

the

remaining

lease

payments,

discounted

using

the

discount

rate

for

the

lease

at

the
commencement

date,

or

at

acquisition

date

in

case

of

a

business

combination.

As

the

rates

implicit

in

the

Corporation’s

operating
leases are

not readily

determinable,

the Corporation

generally uses

an incremental

borrowing

rate based

on information

available

at
the commencement

date to

determine the

present value

of future

lease payments.

The incremental

borrowing rate

is calculated

based
on fully

amortizing secured

borrowings. Operating

right-of-use (“ROU”)

assets are

generally recognized

based on

the amount

of the
initial measurement of the

lease liability. Non-lease

components, such as common

area maintenance charges,

are not considered a

part
of the

gross-up of

the ROU

asset and

lease liability

and are

recognized as

incurred. The

Corporation’s

leases are

primarily related

to
operating leases

for the

Bank’s

branches. Most

of the

Corporation’s

leases with

operating ROU

assets have

terms of
two years

to
30
years
, some

of which

include options

to extend

the leases

for up

to
ten years
.

The Corporation

does not

recognize ROU

assets and
lease

liabilities

that

arise

from

short-term

leases

(less

than

12

months).

Operating

lease

expense,

which

is

included

as

part

of
occupancy and equipment expenses

in the consolidated statements

of income,

is recognized on a straight-line

basis over the lease term
that is based

on the

Corporation’s

assessment of

whether the

renewal options

are reasonably

certain to be

exercised. The

Corporation
includes

the

ROU

assets

and

lease

liabilities

as

part

of

other

assets

and

accounts

payable

and

other

liabilities,

respectively,

in

the
consolidated statements

of financial condition.

As of December 31, 2022, the Corporation, as lessee, did
no
t have any leases that qualified as finance leases.

Other real estate owned (“OREO”)
OREO,

which

consists

of

real estate

acquired

in

settlement of

loans,

is recorded

at fair

value

less estimated

costs to

sell the

real
estate acquired.

Generally,

loans have

been

written down

to their

net realizable

value

prior

to

foreclosure.

Any further

reduction

to
their net

realizable

value

is recorded

with a

charge

to the

ACL at

the

time of

foreclosure

or within

six months.

Thereafter,

costs of
maintaining

and

operating

these

properties,

losses

recognized

on

the

periodic

reevaluations

of

these

properties,

and

gains

or

losses
resulting

from

the

sale of

these

properties

are

charged

or

credited

to

earnings

and

are

included

as part

of

net

gain

(loss) on

OREO
operations in the consolidated statements of income. Appraisals are obtained periodically, generally

on an annual basis
.
Claims arising from FHA/VA

government-guaranteed residential mortgage loans
Upon

the

foreclosure

on

property

collateralizing

an

FHA/VA

government-guaranteed

residential

mortgage

loan,

the

Corporation
derecognizes

the

government-guaranteed

mortgage

loan

and

recognizes

a

receivable

as

part

of

other

assets

in

the

consolidated
statements

of

condition

if

the

conditions

in

ASC

Subtopic

310-40,

“Reclassification

of

Residential

Real

Estate

Collateralized
Consumer

Mortgage

Loans

upon

Foreclosure,”

(ASC

Subtopic

310-40)

are

met.

See

Note

7–

Other

Real

Estate

Owned

for
information on foreclosures associated to

FHA/VA

government-guaranteed residential mortgage loans

reclassified to other assets as of
December 31, 2022 and 2021.
Goodwill and other intangible assets
Goodwill

–
Goodwill

represents

the

cost

in

excess

of

the

fair

value

of

net

assets

acquired

(including

identifiable

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

least annually and more

frequently if
circumstances exist that indicate a possible reduction

in the fair value of a reporting unit below its carrying

value. If, after assessing all
relevant

events

or

circumstances,

the

Corporation

concludes

that

it

is

more-likely-than-not

that

the

fair

value

of

a

reporting

unit

is
below its

carrying value,

then an

impairment test

is required.

In addition

to the

goodwill recorded

at the

Commercial and

Corporate,
Consumer

Retail,

and

Mortgage

Banking

reporting

units

in

connection

with

the

acquisition

of

BSPR

in

2020,

the

Corporation’s
goodwill

is

mostly

related

to

the

United

States

(Florida)

reporting

unit.

See

Note

9–

Goodwill

and

Other

Intangible

Assets

for
information on the qualitative assessment performed by the Corporation during the fourth quarter of 2022.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
133
Other

Intangible

Assets

–

The

Corporation’s

other

intangible

assets

primarily

relate

to

core

deposits.

The

Corporation

amortizes
core deposit intangibles based

on the projected useful

lives of the related deposits,

generally on a straight-line

basis, and reviews these
assets for impairment whenever events

or changes in circumstances indicate that the carrying amount may not exceed their fair value.
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
where it has such

a legally enforceable

right under a master

netting agreement,

the intention of setoff

is existent, the transactions

have
the same maturity date, and the amounts are determinable.
From

time

to

time,

the

Corporation

modifies

repurchase

agreements

to

take

advantage

of

prevailing

interest

rates.

Following
applicable

GAAP guidance,

if

the

Corporation determines

that

the debt

under

the modified

terms

is substantially

different

from

the
original terms,

the modification

must be accounted

for as an

extinguishment of

debt. The

Corporation considers

modified terms

to be
substantially different

if the present

value of

the cash flows

under the

terms of the

new debt instrument

is at least
10
% different

from
the

present

value

of

the

remaining

cash

flows

under

the

terms

of

the

original

instrument.

The

new

debt

instrument

will be

initially
recorded

at fair

value, and

that amount

will be

used

to determine

the debt

extinguishment

gain or

loss to

be recognized

through the
consolidated statements

of income

and the

effective rate

of the

new instrument.

If the

Corporation determines

that the

debt under

the
modified

terms is

not
substantially

different,

then

the

new effective

interest

rate

is determined

based on

the

carrying amount

of

the
original

debt

instrument.

The

Corporation

has

determined

that

none

of

the

repurchase

agreements

modified

in

the

past

were
substantially different from the original terms, and,

therefore, these modifications were not accounted for as extinguishments of debt
.
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

settled. The effect

on deferred tax assets and

liabilities of a change

in
tax rates

is recognized

in income

at the

time of

enactment of

such change

in tax

rates. Any

interest or

penalties due

for payment

of
income taxes are included

in the provision for income

taxes. Valuation

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

reversal
of

existing

temporary

differences,

tax

planning

strategies

and

future

taxable

income,

exclusive

of

the

impact

of

the

reversal

of
temporary differences and

carryforwards. In estimating

taxes, management assesses the

relative merits and risks

of the appropriate tax
treatment

of

transactions

considering

statutory,

judicial,

and

regulatory

guidance.

See

Note

22

–

Income

Taxes

for

additional
information.

Under

the authoritative

accounting guidance,

income tax

benefits are

recognized and

measured based

on a

two-step analysis:

i) a
tax

position

must

be

more

likely than

not

to be

sustained

based solely

on

its technical

merits

in

order

to

be recognized;

and

ii)

the
benefit

is

measured

at

the

largest

dollar

amount

of

that

position

that

is

more

likely

than

not

to

be

sustained

upon

settlement.

The
difference between

a benefit not

recognized in

accordance with

this analysis

and the

tax benefit

claimed on

a tax return

is referred

to
as an Unrecognized Ta

x

Benefit.

The Corporation releases income tax effects from OCL as pension and postretirement liabilities are extinguished.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
134
Stock repurchases
Treasury

shares

are

recorded

at

their

reacquisition

cost,

as

a

reduction

of

stockholders’

equity

in

the

consolidated

statements

of
financial condition. When

reissuing treasury shares

for the granting

of stock-based compensation

awards, treasury stock

is reduced by
the

cost

allocated

to

such

stock

and

additional

paid-in

capital

is

credited

for

gains

and

debited

for

losses

when

treasury

stock

is
reissued at prices that differ from the reacquisition cost.
Stock-based compensation
Compensation

cost

is

recognized

in

the

financial

statements

for

all

share-based

payment

grants.
The

First

BanCorp.

Omnibus
Incentive

Plan,

as

amended

(the

“Omnibus

Plan”)

provides

for

equity-based

and

non-equity-based

compensation

incentives

(the
“awards”)

through

the

grant

of

stock

options,

stock

appreciation

rights,

restricted

stock,

restricted

stock

units,

performance

shares,
other stock-based

awards and

cash-based awards.

The compensation

cost for

an award,

determined

based on

the estimate

of the

fair
value

at

the

grant

date

(considering

forfeitures

and

any

post-vesting

restrictions),

is

recognized

over

the

period

during

which

an
employee

or director

is required

to

provide

services

in

exchange

for

an

award,

which

is the

vesting

period,

taking

into account

the
retirement eligibility of the award.
Stock-based compensation

accounting guidance

requires the

Corporation to

reverse compensation

expense for

any awards

that are
forfeited due

to employee

or director

turnover.

Changes in

the estimated

forfeiture rate

may have

a significant

effect on

stock-based
compensation

as

the

Corporation

recognizes

the

effect

of

adjusting

the

rate

for

all

expense

amortization

in

the

period

in

which

the
forfeiture estimate is changed. If the actual forfeiture

rate is higher than the estimated forfeiture rate, an

adjustment is made to increase
the

estimated

forfeiture

rate,

which

will

decrease

the

expense

recognized

in

the

financial

statements.

If

the

actual

forfeiture

rate

is
lower

than

the

estimated

forfeiture

rate,

an

adjustment

is

made

to

decrease

the

estimated

forfeiture

rate,

which

will

increase

the
expense recognized in the financial

statements. For additional information regarding

the Corporation’s

equity-based compensation and
awards granted, see Note 16 – Stock-Based Compensation.

Comprehensive (loss) income
Comprehensive (loss)

income for

First BanCorp. includes

net income,

as well as

changes

in unrealized

gains (losses) on

available-
for-sale debt securities and change in unrecognized pension

and post-retirement costs, net of estimated tax effects.
Pension and other postretirement benefits
The Corporation

maintains two

frozen qualified

noncontributory defined

benefit pension

plans (the

“Pension Plans”)

(including a
complementary postretirement

benefits plan covering medical benefits

and life insurance after retirement)

that it assumed in the BSPR
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
The

guidance

for

compensation

retirement

benefits

of

ASC

Topic

715,

“Retirement

Benefits,”

requires

the

recognition

of

the
funded status

of each

defined pension

benefit plan,

retiree health

care plan

and other

postretirement benefit

plans on

the statement

of
financial condition.
In addition,

the Corporation

maintains contributory

retirement plans

covering substantially

all employees.

Employer contributions
to the plan are charged

to current earnings as part of

employees’ compensation and benefits expenses

in the consolidated statements of
income.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
135
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

31, 2022, the

Corporation had

the following
six

operating
segments

that

are

all

reportable

segments:

Commercial

and

Corporate

Banking;

Mortgage

Banking;

Consumer

(Retail)

Banking;
Treasury and Investments; United States Operations;

and Virgin

Islands Operations. See Note 27 – Segment Information for additional information.
Valuation

of financial instruments
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

December 31,

2022 or

2021. See

Note 25

– Fair
Value

for additional information.

Revenue from contract with customers
See Note

26 –

Revenue from

Contracts with

Customers, for

a detailed

description of

the Corporation’s

policies on

the recognition
and presentation

of revenues from

contracts with customers,

including the

income recognition for

the insurance agency

commissions’
revenue.

Earnings per common share
Basic earnings per share

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

period, if any,

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
136
Accounting Standards Adopted in 2022
ASU

2022-06,

“Reference

Rate

Reform

(Topic

848):

Deferral

of

the

Sunset

Date

of

Topic

848”,

which

was

effective

upon

the
issuance

of

this

ASU

in

December

2022,

extends

the

sunset

(or

expiration

date)

of

ASC

Topic

848

from

December

31,

2022

to
December

31,

2024.

Notwithstanding,

the

Corporation

expects

to

follow

the

provisions

of

the

LIBOR

Act

for

the

transition

of

any
residual exposure after June 30, 2023.
The Corporation was not impacted by the adoption of the following ASUs during 2022:
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
137
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
In March 2022, the FASB issued
ASU 2022-02 which eliminates the
TDRs recognition and
measurement guidance. As such,
the requirement to use a discounted
cash flow method for TDRs that
involve a concession that can only
be captured by means of this
method is no longer required and
the consideration of reasonably
expected TDRs is eliminated from
ASC Topic 326. In addition, the
ASU enhances disclosure
requirements for loan restructurings
by creditors made to borrowers
experiencing financial difficulty for
which the terms of the receivables
have been modified, regardless of
whether the refinancing is
accounted for as a new loan, and
amends the guidance on vintage
disclosures to require disclosure of
gross write-offs by year of
origination.

January 1, 2023, unless early
adopted in which case the
amendments should be applied as
of the beginning of the fiscal year
that includes the interim period
The Corporation adopted the
amendments of this update during
the first quarter of 2023 using a
modified retrospective transition
method with respect to the portion of
the standard that relates to the
recognition and measurement of
TDRs (i.e. adjustments to the ACL
that had been calculated using a
discounted cash flow methodology
for loans modified as a TDR prior to
the adoption of these amendments).
As of January 1, 2023, the
Corporation recorded a cumulative
effect adjustment of

$
1

million,
after-tax, as a reduction to retained
earnings. In addition, the Corporation
performed the necessary data updates
to comply with the enhanced
disclosure requirements.
ASU 2022-01, “Derivatives and
Hedging (Topic 815): Fair Value
Hedging – Portfolio Layer Method”
In March 2022, the FASB issued
ASU 2022-01 which, among
others, expands the current last-of-
layer method to allow multiple
hedged layers and the scope of the
portfolio layer method to non-
prepayable financial assets.

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
With Customers”
In October 2021, the FASB issued
ASU 2021-08 which, among
others, requires that the acquirer
recognize and measure contract
assets and contract liabilities
acquired in a business combination
in accordance with Topic 606 and
provides certain practical
expedients.

January 1, 2023, unless early
adopted in which case the
amendments should be applied as
of the beginning of the fiscal year
that includes the interim period
The Corporation will consider these
amendments on business
combinations completed on or after
the adoption date.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
138
NOTE 2 – MONEY MARKET . INVESTMENTS
Money market investments are composed of time deposits,

overnight deposits with other financial institutions,

and other short-term
investments with original maturities of three months or less.
Money market investments as of December 31, 2022 and 2021 were as follows:

2022 2021
(Dollars in thousands)
Time deposits with other financial institutions
(1) (2)
$
300
$
300
Overnight deposits with other financial institutions
(3)
541
1,200
Other short-term investments
(4)
1,184
1,182
$
2,025
$
2,682
(1)
Consists of time deposits segregated for compliance with the Puerto

Rico International Banking Law.
(2) Interest rate of
0.40
% and
0.05
% as of December 31, 2022 and 2021, respectively.
(3)
Weighted-average interest rate

of
4.33
% and
0.07
% as of December 31, 2022 and 2021, respectively.
(4)
Weighted-average interest rate

of
0.14
% and
0.15
% as of December 31, 2022 and 2021, respectively.
As

of

December

31,

2022,

the

Corporation

had

$
0.5

million

(2021

-

$
1.2

million)

in

money

market

investments

pledged

as
collateral as part of margin calls associated to derivative contracts.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
139
NOTE 3 – DEBT SECURITIES
Available-for-Sale

Debt Securities
The amortized

cost, gross

unrealized gains

and losses

recorded in

OCL, ACL,

estimated fair

value,

and weighted-average

yield of
available-for-sale debt securities by contractual maturities as of

December 31, 2022 were as follows:
December 31, 2022
Amortized cost
(1)
Gross
ACL Fair value
Unrealized Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:
Due within one year $
7,493
$
-
$
309
$
-
$
7,184
0.22
After 1 to 5 years
141,366
-
9,675
-
131,691
0.70
U.S. GSEs' obligations:
Due within one year
129,018
-
4,036
-
124,982
0.32
After 1 to 5 years
2,395,273
22
227,724
-
2,167,571
0.83
After 5 to 10 years
56,251
13
7,670
-
48,594
1.54
After 10 years
12,170
36
-
-
12,206
4.62
Puerto Rico government obligations:

After 10 years
(2)
3,331
-
755
375
2,201
-
United States and Puerto Rico government obligations
2,744,902
71
250,169
375
2,494,429
0.83
MBS:
FHLMC certificates:
After 1 to 5 years
4,235
-
169
-
4,066
2.33
After 5 to 10 years
204,085
-
19,061
-
185,024
1.55
After 10 years
1,092,289
-
186,558
-
905,731
1.38

1,300,609
-
205,788
-
1,094,821
1.41
GNMA certificates:

Due within one year
5
-
-
-
5
1.73
After 1 to 5 years
15,508
-
622
-
14,886
2.00
After 5 to 10 years
45,322
1
3,809
-
41,514
1.31

After 10 years
232,632
51
27,169
-
205,514
2.47
293,467
52
31,600
-
261,919
2.27
FNMA certificates:
After 1 to 5 years
9,685
-
521
-
9,164
1.76

After 5 to 10 years
400,223
-
36,871
-
363,352
1.70
After 10 years
1,186,635
124
186,757
-
1,000,002
1.38

1,596,543
124
224,149
-
1,372,518
1.46

Collateralized mortgage obligations issued or guaranteed
by the FHLMC, FNMA and GNMA ("CMOs"):
After 1 to 5 years
30,578
-
4,463
-
26,115
2.43
After 10 years
423,695
-
80,271
-
343,424
1.38
454,273
-
84,734
-
369,539
1.45
Private label:

After 10 years
7,903
-
2,026
83
5,794
6.83
Total MBS
3,652,795
176
548,297
83
3,104,591
1.52
Other

Due within one year
500
-
-
-
500
0.84
Total available-for-sale debt securities $
6,398,197
$
247
$
798,466
$
458
$
5,599,520
1.22
(1) Excludes accrued interest receivable on available-for-sale debt securities that totaled $
11.1

million as of December 31, 2022 reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
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
140
The amortized

cost, gross

unrealized gains

and losses

recorded in

OCL, ACL,

estimated fair

value, and

weighted-average yield

of
available-for-sale debt securities by contractual maturities as of

December 31, 2021 were as follows:
December 31, 2021
Amortized cost

(1)
Gross
ACL Fair value
Unrealized Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:
After 1 to 5 years $
149,660
$
59
$
1,233
$
-
$
148,486
0.68
U.S. GSEs' obligations:

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
CMOs:
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
-
1,000
0.78
Total available-for-sale debt securities $
6,534,503
$
28,900
$
108,537
1,105
$
6,453,761
1.03
(1) Excludes accrued interest receivable on available-for-sale debt securities that totaled $
10.1

million as of December 31, 2021 reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
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
141
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

The

following

tables

show

the

fair

value

and

gross

unrealized

losses

of

the

Corporation’s

available-for-sale

debt

securities,
aggregated by

investment category

and length of

time that individual

securities have

been in a

continuous unrealized

loss position, as
of December 31, 2022 and 2021. The tables also include debt securities for which an ACL was recorded.
As of December 31, 2022
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)
Debt securities:
U.S. Treasury and U.S. GSEs'

obligations
$
298,313
$
18,057
$
2,174,724
$
231,357
$
2,473,037
$
249,414
Puerto Rico government obligations
-
-
2,201
755
(1)
2,201
755
MBS:
FHLMC
263,184
45,776
831,637
160,012
1,094,821
205,788
GNMA
74,829
3,433
179,854
28,167
254,683
31,600
FNMA
424,178
51,289
938,625
172,860
1,362,803
224,149
CMOs
54,688
6,788
314,851
77,946
369,539
84,734
Private label
-
-
5,794
2,026
(1)
5,794
2,026
$
1,115,192
$
125,343
$
4,447,686
$
673,123
$
5,562,878
$
798,466
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of December 31, 2022, PRHFA

bond and private label MBS had an ACL of $
0.4

million and
$
0.1

million, respectively.
As of December 31, 2021
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)
Debt securities:
U.S. Treasury and U.S. GSEs'

obligations
$
1,717,340
$
25,401
$
606,179
$
16,243
$
2,323,519
$
41,644
Puerto Rico government obligations
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
0.3

million and
$
0.8

million, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
142
There

were

no

sales

of

available-for-sale

debt

securities

during

the

years

ended

December

31,

2022

and

2021.

During

the

year
ended December

31, 2020, proceeds

from sales of

available-for-sale debt

securities amounted

to $
1.2

billion, including

gross realized
gains of

$
13.3

million and

gross realized

losses of

$
0.1

million. The

$
13.2

million net

gain was

realized on

tax-exempt

securities or
was realized at the

tax-exempt international

banking entity subsidiary,

which had no

effect in the

income tax expense

recorded during
the year ended December 31, 2020.

Assessment for Credit Losses
Debt securities

issued by

U.S. government

agencies,

U.S. GSEs,

and

the U.S.

Treasury,

including

notes and

MBS, accounted

for
substantially all of the total available-for

-sale portfolio as of December 31, 2022, and

the Corporation expects no credit losses on

these
securities,

given

the

explicit

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

label MBS

and on

Puerto Rico

government debt

securities,
for which credit losses are evaluated on a quarterly basis.
The

Corporation’s

available-for-sale

MBS

portfolio

included

private

label

MBS

with

a

fair

value

of

$
5.8

million,

which

had
unrealized

losses of

approximately $
2.1

million as

of December

31, 2022,

of which

$
0.1

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
December 31, 2022 December 31, 2021
Weighted

Range
Weighted

Range
Average Minimum Maximum Average Minimum Maximum
Discount rate
16.2%
16.2%
16.2%
12.9%
12.9%
12.9%
Prepayment rate
11.8%
1.5%
15.2%
15.2%
7.6%
24.9%
Projected Cumulative Loss Rate
5.6%
0.3%
15.6%
7.6%
0.2%
15.7%
The Corporation

evaluates if

a credit

loss exists,

primarily

by monitoring

adverse variances

in the

present value

of expected

cash
flows. As of December 31, 2022, the ACL for these

private label MBS was $
0.1

million, compared to $
0.8

million as of December 31,
2021.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
143
As

of

December

31,

2022,

the

Corporation’s

available-for-sale

debt

securities

portfolio

also

included

a

residential

pass-through
MBS issued by the PRHFA,

collateralized by certain second mortgages,

with a fair value of $
2.2

million, which had an unrealized loss
of approximately

$
1.1

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

The following

tables present

a roll-forward

by major

security type

for the

years ended

December 31,

2022, 2021,

and 2020

of the
ACL on available-for-sale debt securities:
Year

Ended December 31, 2022
Private label MBS
Puerto Rico

Government
Obligations Total
(In thousands)
Beginning balance $
797
$
308
$
1,105
Provision for credit losses - (benefit) expense
(501)
67
(434)
Net charge-offs
(213)
-
(213)

ACL on available-for-sale debt securities
$
83
$
375
$
458
Year

Ended December 31, 2021
Private label MBS
Puerto Rico

Government
Obligations Total
(In thousands)
Beginning balance $
1,002
$
308
$
1,310
Provision for credit losses - (benefit)
(136)
-
(136)
Net charge-offs
(69)
-
(69)

ACL on available-for-sale debt securities
$
797
$
308
$
1,105
Year

Ended December 31, 2020
Private label MBS
Puerto Rico

Government
Obligations Total
(In thousands)
Beginning balance $
-
$
-
$
-
Provision for credit losses - expense
1,333
308
1,641
Net charge-offs
(331)
-
(331)

ACL on available-for-sale debt securities
$
1,002
$
308
$
1,310

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
144
During

2022,

the

Corporation

recognized

$
86.1

million

of

interest

income

on

available-for-sale

debt

securities

(2021

-

$
62.7
million; 2020 - $
49.0

million), of which $
40.7

million was exempt (2021 - $
25.7

million; 2020 - $
38.5

million). The exempt securities
primarily relate to MBS and

government obligations held by

IBEs (as defined in the

International Banking Entity

Act of Puerto Rico),
whose interest income and sales are exempt from Puerto Rico income taxation under that act.
Held-to-Maturity Debt Securities
The

amortized

cost,

gross

unrecognized

gains

and

losses,

estimated

fair

value,

ACL,

weighted-average

yield

and

contractual
maturities of held-to-maturity debt securities as of December 31, 2022 and

2021 were as follows
:
December 31, 2022
Amortized cost
(1)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Puerto Rico municipal bonds:

Due within one year
$
1,202
$
-
$
15
$
1,187
$
2
5.20

After 1 to 5 years
42,530
886
1,076
42,340
656
6.34

After 5 to 10 years
55,956
3,182
360
58,778
3,243
6.29

After 10 years
66,022 - 1,318 64,704 4,385
7.10
Total Puerto Rico municipal bonds
165,710
4,068
2,769
167,009
8,286
6.62
MBS:

FHLMC certificates:
After 5 to 10 years
$
21,443
$
-
$
746
$
20,697
$
-
3.03
After 10 years
19,362
-
888
18,474
-
4.21
40,805
-
1,634
39,171
-
3.59

GNMA certificates:
`
After 10 years
19,131
-
943
18,188
-
3.35

FNMA certificates:
After 1 to 5 years
9,621
-
396
9,225
-
3.48
After 10 years
72,347
-
3,155
69,192
-
4.14
81,968
-
-
3,551
78,417
-
4.06

CMOs
After 10 years
129,923
-
5,593
124,330
-
3.24
Total MBS
271,827
-
11,721
260,106
-
3.55
Total held-to-maturity debt securities $
437,537
$
4,068
$
14,490
$
427,115
$
8,286
4.71
(1)
Excludes accrued interest receivable on held-to-maturity debt securities that totaled $
5.5

million as of December 31, 2022, was reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and is excluded from the estimate of credit losses.
December 31, 2021
Amortized cost
(1)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
145
During 2022,

the Corporation

purchased

approximately

$
289.9

million of

GSEs’ MBS,

which

were classified

as held-to-maturity
debt securities.
The following

tables show the

Corporation’s

held-to-maturity debt securities

’

fair value

and gross unrecognized

losses, aggregated
by category and length of time that individual securities had been in a continuous unrecognized loss position, as of December 31,

2022
and 2021, including debt securities for which an ACL was recorded:
As of December 31, 2022
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)
Debt securities:

Puerto Rico municipal bonds
$
-
$
-
$
98,797
$
2,769
$
98,797
$
2,769

MBS:
FHLMC certificates
39,171
1,634
-
-
39,171
1,634
GNMA certificates
18,188
943
-
-
18,188
943
FNMA certificates
78,417
3,551
-
-
78,417
3,551
CMOs
124,330
5,593
-
-
124,330
5,593
Total held-to-maturity debt securities $
260,106
$
11,721
$
98,797
$
2,769
$
358,903
$
14,490
As of December 31, 2021
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)
Debt securities:

Puerto Rico municipal bonds
$
-
$
-
$
140,732
$
13,072
$
140,732
$
13,072

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
146
The

Corporation

classifies

the

held-to-maturity

debt

securities

portfolio

into

the

following

major

security

types:

MBS

issued

by
GSEs and

Puerto

Rico

municipal

bonds.

As of

December

31,

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

Policies.

The Corporation

performs periodic

credit quality

reviews on

these issuers.

All of

the Puerto

Rico municipal

bonds were

current as
to

scheduled

contractual

payments

as

of

December

31,

2022.

The

Puerto

Rico

municipal

bonds

had

an

ACL

of

$
8.3

million

as

of
December

31,

2022,

down

$
0.3

million

from

$
8.6

million

as

of

December

31,

2021,

mostly

related

to

a

reduction

in

qualitative
reserves driven by improvements in the underlying financial information of certain issuers during 2022.

The following table

presents the activity

in the ACL for

held-to-maturity debt

securities by major

security type for

the years ended
December 31, 2022, 2021 and 2020:

Puerto Rico Municipal Bonds
Year

Ended
December 31, 2022 December 31, 2021 December 31, 2020
(In thousands)
Beginning Balance $
8,571
$
8,845
$
-
Impact of adopting ASC 326
-
-
8,134
Initial allowance on PCD debt securities
-
-
1,269
Provision for credit losses - (benefit)
(285)
(274)
(558)
ACL on held-to-maturity debt securities
$
8,286
$
8,571
$
8,845

During the second quarter of 2019, the oversight board established by Puerto Rico Oversight, Management,

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

economic

and

fiscal

challenges

on

municipalities,

the

Corporation

cannot

be
certain whether future charges to the ACL on these securities will be required.

From

time

to

time,

the

Corporation

has

securities

held

to

maturity

with

an

original

maturity

of

three

months

or

less

that

are
considered

cash

and

cash

equivalents

and

are

classified

as

money

market

investments

in

the

consolidated

statements

of

financial
condition. As of

December 31,

2022 and

2021, the

Corporation had
no

outstanding securities

held to

maturity that

were classified

as
cash and cash equivalents.
During 2022,

the Corporation recognized

$
15.5

million of interest

income on

held-to-maturity debt

securities (2021

- $
8.8

million;
2020 -

$
7.6

million), of

which $
15.4

million was

exempt (2021

- $
8.8

million; 2020

- $
7.6

million). The

exempt securities

primarily
relate to

MBS held

by IBEs

(as defined

in the

International Banking

Entity Act

of Puerto

Rico), whose

interest income

and sales

are
exempt from Puerto Rico income taxation under that act; and tax-exempt Puerto

Rico municipal bonds.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
147
Credit Quality Indicators:
The held-to-maturity debt securities

portfolio consisted of GSEs
’
MBS and financing arrangements

with Puerto Rico municipalities
issued in

bond form.

As previously

mentioned,

the Corporation

expects

no credit

losses on

GSEs MBS.

The Puerto

Rico municipal
bonds

are

accounted

for

as

securities

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
’
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

measure
credit losses on

these securities. The

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
As of December 31, 2022 and 2021,

all Puerto Rico municipal bonds classified as held-to-maturity were classified as Pass.
No

held-to-maturity debt

securities were

on nonaccrual

status, 90

days past

due and

still accruing,

or past

due as

of December

31,
2022 and 2021. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
148
NOTE 4 – LOANS HELD FOR INVESTMENT

The

following

table

provides

information

about

the

loan

portfolio

held

for

investment

by

portfolio

segment

and

disaggregated

by
geographic locations

as of the indicated

dates:

As of December 31,

As of December 31,

2022 2021
(In thousands)
Puerto Rico and Virgin Islands region:
Residential mortgage loans, mainly secured by first mortgages $
2,417,900
$
2,549,573
Construction loans
34,772
43,133
Commercial mortgage loans

1,834,204
1,702,231
C&I loans
1,860,109
1,946,597
Consumer loans
3,317,489
2,872,384
Loans held for investment $
9,464,474
$
9,113,918
Florida region:
Residential mortgage loans, mainly secured by first mortgages $
429,390
$
429,322
Construction loans
98,181
95,866
Commercial mortgage loans

524,647
465,238
C&I loans
1,026,154
940,654
Consumer loans
9,979
15,660
Loans held for investment $
2,088,351
$
1,946,740
Total:
Residential mortgage loans, mainly secured by first mortgages $
2,847,290
$
2,978,895
Construction loans
132,953
138,999
Commercial mortgage loans

2,358,851
2,167,469
C&I loans
(1)
2,886,263
2,887,251
Consumer loans
3,327,468
2,888,044
Loans held for investment
(2)
11,552,825
11,060,658
ACL on loans and finance leases
(260,464)
(269,030)
Loans held for investment, net $
11,292,361
$
10,791,628
(1) As of December 31, 2022 and 2021, includes $
838.5

million and $
952.1

million, respectively, of commercial loans that were secured by real estate and the primary
source of repayment at origination was not dependent upon the real estate.
(2) Includes accretable fair value net purchase discounts of $
29.3

million and $
35.3

million as of December 31, 2022 and 2021, respectively.
As of

December 31,

2022,

and

2021,

the

Corporation

had net

deferred

origination

costs on

its loan

portfolio

amounting

to $
11.2
million

and

$
4.3

million,

respectively.

The total

loan

portfolio

is net

of unearned

income

of $
103.4

million

and

$
79.0

million

as of
December 31, 2022 and

2021, respectively,

of which $
99.2

million and $
75.8

million are related

to finance leases

as of December

31,
2022 and 2021, respectively.
As of

December 31,

2022,

the Corporation

was servicing

residential

mortgage

loans owned

by others

in

an

aggregate

amount

of
$
3.9

billion (2021

— $
4.0

billion), and

commercial loan

participations owned

by others

in an

aggregate amount

of $
305.1

million as
of December 31, 2022 (2021 — $
383.5

million).
Various

loans, mainly secured

by first mortgages,

were assigned

as collateral for

time deposits accounts,

public funds, borrowings,
and

related

unused

commitments.

Total

loans

carrying

value

pledged

as

collateral

amounted

to

$
4.3

billion

and

$
4.1

billion

as

of
December 31,

2022

and

2021,

respectively.

As

of

December

31,

2022,

loans

pledged

as

collateral

include

$
2.2

billion

of

pledged
collateral related

to the

Borrower-in-Custody

Program (the

“BIC Program”)

of the

FED which

remained undrawn

and $
1.8

billion of
loans pledged to the FHLB, compared to $
2.1

billion and $
1.8

billion, respectively, as of

December 31, 2021.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
149
The Corporation’s

aging of

the loan

portfolio held

for investment,

as well

as information

about nonaccrual

loans with

no ACL

by
portfolio classes as of December 31, 2022 and 2021 are as follows:
As of December 31, 2022 Days Past Due and Accruing
Current 30-59 60-89
90+
(1) (2) (3)
Nonaccrual
(4) (5)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(6)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed

loans
(1) (3) (7)
$
67,116
$
-
$
2,586
$
48,456
$
-
$
118,158
$
-

Conventional residential mortgage loans
(2) (7)
2,643,909
-
25,630
16,821
42,772
2,729,132
2,292
Commercial loans:

Construction loans

130,617
-
-
128
2,208
132,953
977

Commercial mortgage loans
(2) (7)
2,330,094
300
2,367
3,771
22,319
2,358,851
15,991

C&I loans

2,868,989
1,984
1,128
6,332
7,830
2,886,263
3,300
Consumer loans:

Auto loans
1,740,271
40,039
7,089
-
10,672
1,798,071
2,136

Finance leases
707,646
7,148
1,791
-
1,645
718,230
330

Personal loans
346,366
3,738
1,894
-
1,248
353,246
-

Credit cards
301,013
3,705
2,238
4,775
-
311,731
-

Other consumer loans
141,687
1,804
1,458
-
1,241
146,190
-

Total loans held for investment
$
11,277,708
$
58,718
$
46,181
$
80,283
$
89,935
$
11,552,825
$
25,026

(1)
It is the Corporation's policy to report delinquent FHA/VA government-guaranteed residential mortgage loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans. The Corporation continues
accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $
28.2

million of residential mortgage
loans guaranteed by the FHA that were over 15 months delinquent.
(2) Includes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The portion of such loans contractually past due 90 days or more, amounting to $
12.0

million as of December 31, 2022 ($
11.0

million conventional
residential mortgage loans and $
1.0

million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.
(3) Include rebooked loans, which were previously pooled into GNMA securities, amounting to $
10.3

million as of December 31, 2022. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s

specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.
(4) Nonaccrual loans in the Florida region amounted to $
8.3

million as of December 31, 2022, primarily nonaccrual residential mortgage loans.
(5) Nonaccrual loans exclude $
328.1

million of TDR loans that were in compliance with modified terms and in accrual status as of December 31, 2022.
(6) Includes $
0.3

million of nonaccrual C&I loans with no ACL in the Florida region as of December 31, 2022.
(7)
According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal
Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans,
conventional residential mortgage loans, and commercial mortgage loans past due 30-59 days, but less than two payments in arrears, as of December 31, 2022 amounted to $
6.1

million, $
65.2

million, and $
1.6

million,
respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
150
As of December 31, 2021 Days Past Due and Accruing
Current 30-59 60-89
90+
(1)(2)(3)
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
totaled $
1.7

million, $
2.0

million and $
1.9

million for the years ended December

31, 2022, 2021, and 2020, respectively.

For the years
ended December

31, 2022,

2021, and

2020, the

cash interest

income recognized

on nonaccrual

loans amounted

to $
1.5

million, $
2.3
million, and $
2.0

million, respectively.
As of

December 31,

2022, the

recorded investment

on residential

mortgage loans

collateralized by

residential real

estate property
that

were

in

the

process

of

foreclosure

amounted

to

$
72.4

million,

including

$
29.4

million

of

FHA/VA

government-guaranteed
mortgage

loans,

and

$
10.0

million

of

PCD

loans

acquired

prior

to

the

adoption,

on

January

1,

2020,

of

CECL.
The

Corporation
commences

the

foreclosure

process

on

residential

real

estate

loans

when

a

borrower

becomes
120

days

delinquent.

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

C&I,

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
discussed in Note 3 – Debt Securities.
For residential mortgage and consumer loans, the Corporation also evaluates credit quality based on its interest accrual status.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
151
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
As of December 31,

2022
Puerto Rico and Virgin Islands region
Term Loans
As of December 31, 2021
Amortized Cost Basis by Origination Year
(1)
2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
9,463
$
18,385
$
-
$
-
$
-
$
4,031
$
-
$
31,879
$
38,066

Criticized:

Special Mention
-
-
-
-
-
-
-
-
765

Substandard
-
-
-
-
-
2,893
-
2,893
4,302

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
9,463
$
18,385
$
-
$
-
$
-
$
6,924
$
-
$
34,772
$
43,133
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
391,589
$
141,456
$
363,115
$
296,954
$
193,795
$
267,793
$
1,026
$
1,655,728
$
1,395,569

Criticized:

Special Mention
1,198
-
3,583
6,919
12,042
121,673
-
145,415
259,263

Substandard
135
-
-
2,819
-
30,107
-
33,061
47,399

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
392,922
$
141,456
$
366,698
$
306,692
$
205,837
$
419,573
$
1,026
$
1,834,204
$
1,702,231
C&I

Risk Ratings:

Pass
$
297,932
$
195,460
$
184,856
$
315,987
$
88,484
$
179,201
$
527,652
$
1,789,572
$
1,852,552

Criticized:

Special Mention
138
912
-
500
9,867
2,631
29,176
43,224
32,650

Substandard
203
351
1,324
14,119
725
10,238
353
27,313
61,395

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
298,273
$
196,723
$
186,180
$
330,606
$
99,076
$
192,070
$
557,181
$
1,860,109
$
1,946,597
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
152
As of December 31,

2022
Term Loans
As of December 31, 2021 Florida region Amortized Cost Basis by Origination Year (1)
2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
48,536
$
42,841
$
-
$
14
$
-
$
-
$
6,790
$
98,181
$
95,866

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
-
-
-
-

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
48,536
$
42,841
$
-
$
14
$
-
$
-
$
6,790
$
98,181
$
95,866
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
176,131
$
70,525
$
41,413
$
54,839
$
71,404
$
70,316
$
18,556
$
503,184
$
404,304

Criticized:

Special Mention
-
-
6,986
13,309
-
-
-
20,295
60,618

Substandard
-
-
1,168
-
-
-
-
1,168
316

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
176,131
$
70,525
$
49,567
$
68,148
$
71,404
$
70,316
$
18,556
$
524,647
$
465,238
C&I

Risk Ratings:

Pass
$
277,637
$
163,210
$
77,027
$
223,504
$
66,484
$
35,028
$
136,261
$
979,151
$
826,823

Criticized:

Special Mention
-
-
-
5,974
-
11,931
-
17,905
49,946

Substandard
-
-
267
24,852
-
3,678
301
29,098
63,885

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
277,637
$
163,210
$
77,294
$
254,330
$
66,484
$
50,637
$
136,562
$
1,026,154
$
940,654
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
153
As of December 31,

2022
Total Term Loans
As of December 31, 2021 Amortized Cost Basis by Origination Year (1)
2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
57,999
$
61,226
$
-
$
14
$
-
$
4,031
$
6,790
$
130,060
$
133,932

Criticized:

Special Mention
-
-
-
-
-
-
-
-
765

Substandard
-
-
-
-
-
2,893
-
2,893
4,302

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
57,999
$
61,226
$
-
$
14
$
-
$
6,924
$
6,790
$
132,953
$
138,999
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
567,720
$
211,981
$
404,528
$
351,793
$
265,199
$
338,109
$
19,582
$
2,158,912
$
1,799,873

Criticized:

Special Mention
1,198
-
10,569
20,228
12,042
121,673
-
165,710
319,881

Substandard
135
-
1,168
2,819
-
30,107
-
34,229
47,715

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
569,053
$
211,981
$
416,265
$
374,840
$
277,241
$
489,889
$
19,582
$
2,358,851
$
2,167,469
C&I

Risk Ratings:

Pass
$
575,569
$
358,670
$
261,883
$
539,491
$
154,968
$
214,229
$
663,913
$
2,768,723
$
2,679,375

Criticized:

Special Mention
138
912
-
6,474
9,867
14,562
29,176
61,129
82,596

Substandard
203
351
1,591
38,971
725
13,916
654
56,411
125,280

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
575,910
$
359,933
$
263,474
$
584,936
$
165,560
$
242,707
$
693,743
$
2,886,263
$
2,887,251
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
154
The following

tables present the

amortized cost of

residential mortgage

loans by portfolio

classes and by

origination year

based on
accrual

status as

of

December

31,

2022,

and

the

amortized cost

of

residential

mortgage

loans

by

portfolio

classes based

on

accrual
status as of December 31, 2021:
As of December 31,

2022
As of
December 31,
2021
Term Loans
Amortized Cost Basis by Origination Year (1)
2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
700
$
693
$
802
$
1,407
$
3,784
$
110,030
$
-
$
117,416
$
124,652
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
700
$
693
$
802
$
1,407
$
3,784
$
110,030
$
-
$
117,416
$
124,652
Conventional residential mortgage loans:
Accrual Status:
Performing $
172,628
$
75,397
$
31,885
$
47,911
$
72,285
$
1,864,907
$
-
$
2,265,013
$
2,376,946
Non-Performing
-
35
-
219
279
34,938
-
35,471
47,975
Total conventional residential mortgage loans $
172,628
$
75,432
$
31,885
$
48,130
$
72,564
$
1,899,845
$
-
$
2,300,484
$
2,424,921
Total:
Accrual Status:
Performing $
173,328
$
76,090
$
32,687
$
49,318
$
76,069
$
1,974,937
$
-
$
2,382,429
$
2,501,598
Non-Performing
-
35
-
219
279
34,938
-
35,471
47,975
Total residential mortgage loans in Puerto Rico
and Virgin Islands Region $
173,328
$
76,125
$
32,687
$
49,537
$
76,348
$
2,009,875
$
-
$
2,417,900
$
2,549,573
(1) Excludes accrued interest receivable.
As of December 31,

2022
As of
December 31,
2021
Term Loans
Amortized Cost Basis by Origination Year (1)
2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
742
$
-
$
742
$
740
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
742
$
-
$
742
$
740
Conventional residential mortgage loans:
Accrual Status:
Performing $
82,968
$
49,479
$
31,405
$
31,144
$
37,268
$
189,083
$
-
$
421,347
$
421,430
Non-Performing
-
-
-
272
477
6,552
-
7,301
7,152
Total conventional residential mortgage loans $
82,968
$
49,479
$
31,405
$
31,416
$
37,745
$
195,635
$
-
$
428,648
$
428,582
Total:
Accrual Status:
Performing $
82,968
$
49,479
$
31,405
$
31,144
$
37,268
$
189,825
$
-
$
422,089
$
422,170
Non-Performing
-
-
-
272
477
6,552
-
7,301
7,152
Total residential mortgage loans in Florida region $
82,968
$
49,479
$
31,405
$
31,416
$
37,745
$
196,377
$
-
$
429,390
$
429,322
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
155
As of December 31,

2022
As of
December 31,
2021
Term Loans
Amortized Cost Basis by Origination Year (1)
2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
700
$
693
$
802
$
1,407
$
3,784
$
110,772
$
-
$
118,158
$
125,392
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
700
$
693
$
802
$
1,407
$
3,784
$
110,772
$
-
$
118,158
$
125,392
Conventional residential mortgage loans:
Accrual Status:
Performing $
255,596
$
124,876
$
63,290
$
79,055
$
109,553
$
2,053,990
$
-
$
2,686,360
$
2,798,376
Non-Performing
-
35
-
491
756
41,490
-
42,772
55,127
Total conventional residential mortgage loans $
255,596
$
124,911
$
63,290
$
79,546
$
110,309
$
2,095,480
$
-
$
2,729,132
$
2,853,503
Total:
Accrual Status:
Performing $
256,296
$
125,569
$
64,092
$
80,462
$
113,337
$
2,164,762
$
-
$
2,804,518
$
2,923,768
Non-Performing
-
35
-
491
756
41,490
-
42,772
55,127
Total residential mortgage loans $
256,296
$
125,604
$
64,092
$
80,953
$
114,093
$
2,206,252
$
-
$
2,847,290
$
2,978,895
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
156
The

following

tables present

the

amortized

cost

of

consumer

loans

by

portfolio

classes

and

by origination

year

based on

accrual
status as of December

31, 2022, and the amortized

cost of consumer loans

by portfolio classes based on

accrual status as of December
31, 2021:
As of December 31,

2022
As of
December 31,
2021
Term Loans
Amortized Cost Basis by Origination Year
(1)
2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Regions:
Auto loans:
Accrual Status:
Performing $
674,145
$
510,950
$
254,196
$
206,345
$
99,008
$
39,138
$
-
$
1,783,782
$
1,556,097
Non-Performing
1,666
2,140
1,596
2,508
1,385
1,301
-
10,596
6,684
Total auto loans $
675,811
$
513,090
$
255,792
$
208,853
$
100,393
$
40,439
$
-
$
1,794,378
$
1,562,781
Finance leases:
Accrual Status:
Performing $
292,995
$
192,435
$
88,196
$
81,186
$
48,332
$
13,441
$
-
$
716,585
$
574,139
Non-Performing
176
253
305
219
384
308
-
1,645
866
Total finance leases $
293,171
$
192,688
$
88,501
$
81,405
$
48,716
$
13,749
$
-
$
718,230
$
575,005
Personal loans:
Accrual Status:
Performing $
175,875
$
55,993
$
29,320
$
53,911
$
22,838
$
13,727
$
-
$
351,664
$
314,867
Non-Performing
348
249
135
289
112
115
-
1,248
1,208
Total personal loans $
176,223
$
56,242
$
29,455
$
54,200
$
22,950
$
13,842
$
-
$
352,912
$
316,075
Credit cards:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
311,731
$
311,731
$
290,226
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
311,731
$
311,731
$
290,226
Other consumer loans:
Accrual Status:
Performing $
79,630
$
21,488
$
9,345
$
11,941
$
4,030
$
3,761
$
8,921
$
139,116
$
126,734
Non-Performing
409
201
61
119
20
241
71
1,122
1,563
Total other consumer loans $
80,039
$
21,689
$
9,406
$
12,060
$
4,050
$
4,002
$
8,992
$
140,238
$
128,297
Total:
Performing $
1,222,645
$
780,866
$
381,057
$
353,383
$
174,208
$
70,067
$
320,652
$
3,302,878
$
2,862,063
Non-Performing
2,599
2,843
2,097
3,135
1,901
1,965
71
14,611
10,321
Total consumer loans in Puerto Rico and Virgin
Islands region $
1,225,244
$
783,709
$
383,154
$
356,518
$
176,109
$
72,032
$
320,723
$
3,317,489
$
2,872,384
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
157
As of December 31,

2022
As of
December 31,
2021
Term Loans
Amortized Cost Basis by Origination Year (1)
2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
Auto loans:
Accrual Status:
Performing $
-
$
-
$
-
$
305
$
2,333
$
979
$
-
$
3,617
$
8,759
Non-Performing
-
-
-
-
36
40
-
76
-
Total auto loans $
-
$
-
$
-
$
305
$
2,369
$
1,019
$
-
$
3,693
$
8,759
Finance leases:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Personal loans:
Accrual Status:
Performing $
254
$
71
$
9
$
-
$
-
$
-
$
-
$
334
$
107
Non-Performing
-
-
-
-
-
-
-
-
-
Total personal loans $
254
$
71
$
9
$
-
$
-
$
-
$
-
$
334
$
107
Credit cards:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Other consumer loans:
Accrual Status:
Performing $
49
$
231
$
464
$
-
$
39
$
2,588
$
2,462
$
5,833
$
6,661
Non-Performing
-
-
-
-
-
21
98
119
133
Total other consumer loans $
49
$
231
$
464
$
-
$
39
$
2,609
$
2,560
$
5,952
$
6,794
Total:
Performing $
303
$
302
$
473
$
305
$
2,372
$
3,567
$
2,462
$
9,784
$
15,527
Non-Performing
-
-
-
-
36
61
98
195
133
Total consumer loans in Florida region $
303
$
302
$
473
$
305
$
2,408
$
3,628
$
2,560
$
9,979
$
15,660
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
158
As of December 31,

2022
As of
December 31,
2021
Term Loans
Amortized Cost Basis by Origination Year (1)
2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
Auto loans:
Accrual Status:
Performing $
674,145
$
510,950
$
254,196
$
206,650
$
101,341
$
40,117
$
-
$
1,787,399
$
1,564,856
Non-Performing
1,666
2,140
1,596
2,508
1,421
1,341
-
10,672
6,684
Total auto loans $
675,811
$
513,090
$
255,792
$
209,158
$
102,762
$
41,458
$
-
$
1,798,071
$
1,571,540
Finance leases:
Accrual Status:
Performing $
292,995
$
192,435
$
88,196
$
81,186
$
48,332
$
13,441
$
-
$
716,585
$
574,139
Non-Performing
176
253
305
219
384
308
-
1,645
866
Total finance leases $
293,171
$
192,688
$
88,501
$
81,405
$
48,716
$
13,749
$
-
$
718,230
$
575,005
Personal loans:
Accrual Status:
Performing $
176,129
$
56,064
$
29,329
$
53,911
$
22,838
$
13,727
$
-
$
351,998
$
314,974
Non-Performing
348
249
135
289
112
115
-
1,248
1,208
Total personal loans $
176,477
$
56,313
$
29,464
$
54,200
$
22,950
$
13,842
$
-
$
353,246
$
316,182
Credit cards:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
311,731
$
311,731
$
290,226
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
311,731
$
311,731
$
290,226
Other consumer loans:
Accrual Status:
Performing $
79,679
$
21,719
$
9,809
$
11,941
$
4,069
$
6,349
$
11,383
$
144,949
$
133,395
Non-Performing
409
201
61
119
20
262
169
1,241
1,696
Total other consumer loans $
80,088
$
21,920
$
9,870
$
12,060
$
4,089
$
6,611
$
11,552
$
146,190
$
135,091
Total:
Performing $
1,222,948
$
781,168
$
381,530
$
353,688
$
176,580
$
73,634
$
323,114
$
3,312,662
$
2,877,590
Non-Performing
2,599
2,843
2,097
3,135
1,937
2,026
169
14,806
10,454
Total consumer loans $
1,225,547
$
784,011
$
383,627
$
356,823
$
178,517
$
75,660
$
323,283
$
3,327,468
$
2,888,044
(1) Excludes accrued interest receivable.
Accrued interest receivable

on loans totaled

$
53.1

million as of

December 31, 2022

($
48.1

million as of

December 31, 2021),

was
reported as

part of accrued

interest receivable on

loans and investment

securities in the

consolidated statements

of financial

condition
and is excluded from the estimate of credit losses.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
159
The

following

tables

present

information

about

collateral

dependent

loans

that

were

individually

evaluated

for

purposes

of
determining the ACL as of December 31, 2022 and 2021
:
As of December 31, 2022
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost

Related
Allowance Amortized Cost
Amortized Cost

Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
36,206
$
2,571
$
-
$
36,206
$
2,571
Commercial loans:
Construction loans
-
-
956
956
-
Commercial mortgage loans
2,466
897
62,453
64,919
897
C&I loans

1,513
322
17,590
19,103
322
Consumer loans:
Personal loans
56
1
64
120
1
Other consumer loans
207
29
-
207
29
$
40,448
$
3,820
$
81,063
$
121,511
$
3,820
As of December 31, 2021
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost

Related
Allowance
Amortized Cost

Amortized Cost

Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
51,771
$
3,966
$
781
$
52,552
$
3,966
Commercial loans:
Construction loans
-
-
1,797
1,797
-
Commercial mortgage loans
9,908
1,152
56,361
66,269
1,152
C&I loans

5,781
670
34,043
39,824
670
Consumer loans:
Personal loans
78
1
-
78
1
Other consumer loans
782
98
-
782
98
$
68,320
$
5,887
$
92,982
$
161,302
$
5,887
The allowance related

to collateral dependent loans

reported in the tables

above includes qualitative

adjustments applied to

the loan
portfolio

that

consider

possible

changes

in

circumstances

that

could

ultimately

impact

credit

losses

and

might

not

be

reflected

in
historical

data

or

forecasted

data

incorporated

in

the

quantitative

models.

The

underlying

collateral

for

residential

mortgage

and
consumer

collateral

dependent

loans

consisted

of

single-family

residential

properties,

and

for

commercial

and

construction

loans
consisted

primarily

of

office

buildings,

multifamily

residential

properties,

and

retail

establishments.

The

weighted-average

loan-to-
value

coverage

for collateral

dependent

loans as

of

December 2022

decreased to
70
%, compared

to
78
% as

of December

31, 2021,
mainly driven by the payoff of a $
16.2

million C&I loan in the Puerto Rico region that had a loan-to-value ratio of
116
%.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
160
Purchases and Sales of Loans
In

the

ordinary

course

of

business,

the

Corporation

enters

into

securitization

transactions

and

whole

loan

sales

with

GNMA

and
GSEs,

such

as

FNMA

and

FHLMC.

During

the

years

ended

December

31,

2022,

2021,

and

2020,

loans

pooled

into GNMA

MBS
amounted

to approximately

$
144.5

million,

$
190.8

million and

$
219.6

million, respectively,

of which

the Corporation

recognized

a
net gain on

sale of $
4.2

million, $
8.8

million, and $
9.9

million for the

years ended

December 31, 2022,

2021, and 2020,

respectively.
Also, during

the years ended

December 31,

2022, 2021,

and 2020, the

Corporation sold approximately

$
93.8

million, $
328.2

million,
and

$
255.0

million,

respectively,

of

performing

residential

mortgage

loans

to

FNMA

and

FHLMC,

of

which

the

Corporation
recognized a net gain on

sale of $
4.2

million, $
11.4

million, and $
8.3

million for the years ended

December 31, 2022, 2021, and

2020,
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
For loans

pooled into

GNMA MBS,

the Corporation,

as servicer,

holds an

option to

repurchase individual

delinquent loans

issued
on or

after January 1,

2003 when certain

delinquency criteria are

met. This option

gives the Corporation

the unilateral ability,

but not
the obligation, to

repurchase the delinquent

loans at par without

prior authorization from

GNMA. Since the

Corporation is considered
to

have

regained

effective

control

over

the

loans,

it

is

required

to

recognize

the

loans

and

a

corresponding

repurchase

liability
regardless

of

its

intent

to

repurchase

the

loans.

As

of

December

31,

2022

and

2021,

rebooked

GNMA

delinquent

loans

that

were
included in the residential mortgage loan portfolio amounted to $
10.4

million and $
7.2

million, respectively.

During

the

years

ended

December

31,

2022,

2021,

and

2020,

the

Corporation

repurchased,

pursuant

to

the

aforementioned
repurchase

option,

$
8.2

million,

$
1.1

million,

and

$
55.0

million,

respectively,

of

loans

previously

pooled

into

GNMA

MBS.

The
principal

balance

of

these

loans

is

fully

guaranteed,

and

the

risk

of

loss

related

to

the

repurchased

loans

is generally

limited

to

the
difference between

the delinquent interest

payment advanced to

GNMA, which is computed

at the loan’s

interest rate, and

the interest
payments

reimbursed

by

FHA,

which

are

computed

at

a

pre-determined

debenture

rate.

Repurchases

of

GNMA

loans

allow

the
Corporation,

among

other

things,

to maintain

acceptable

delinquency

rates

on outstanding

GNMA

pools

and

remain as

a

seller

and
servicer in good standing with GNMA.

Historically, losses

on these repurchases of GNMA

delinquent loans have been immaterial

and
no provision has been made at the time of sale.
Loan

sales

to

FNMA

and

FHLMC

are

without

recourse

in

relation

to

the

future

performance

of

the

loans.

The

Corporation
repurchased at par

loans previously sold

to FNMA and

FHLMC in the

amount of $
0.4

million, $
0.3

million, and $
42

thousand during
the years

ended December

31, 2022,

2021, and

2020, respectively.

The Corporation’s

risk of

loss with

respect to

these loans

is also
minimal as these repurchased loans are generally performing loans with documentation deficiencies.
During the

year ended

December 31,

2022, the

Corporation sold

a $
35.2

million C&I

loan participation

in the

Puerto Rico

region
and

a $
23.9

million

criticized

C&I loan

participation

in the

Florida

region.

Also, during

the year

ended

December 31,

2021,

a $
3.1
million

construction

loan

in

the Puerto

Rico

region

and

four criticized

commercial

loan participations

in the

Florida region

totaling
$
43.1

million

were sold.

Further,

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
Finally, the

Corporation participated in the

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

and sold a 95% participation

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

years

ended

December

31,

2022,

2021,

and

2020,

the

Corporation

purchased

C&I

loan

participations

in

the

Florida
region totaling $
135.4

million, $
174.7

million, and $
40.0

million, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
161
Loan Portfolio Concentration
The Corporation’s

primary

lending area

is Puerto

Rico. The

Corporation’s

banking subsidiary,

FirstBank, also

lends in

the USVI
and BVI markets

and in the

United States (principally

in the state of

Florida). Of the

total gross loans

held for investment

portfolio of
$
11.6

billion as

of December

31, 2022,

credit risk

concentration was

approximately
79
% in

Puerto Rico,
18
% in

the U.S.,

and
3
% in
the USVI and BVI.
As of

December

31,

2022,

the Corporation

had

$
169.8

million

outstanding

in

loans

extended

to

the Puerto

Rico

government,

its
municipalities

and

public

corporations,

compared

to

$
178.4

million

as

of

December

31,

2021.

As

of

December

31,

2022,
approximately

$
102.7

million consisted

of loans

extended

to municipalities

in Puerto

Rico that

are general

obligations supported

by
assigned

property

tax

revenues,

and

$
28.9

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

2022

included
$
10.8

million in loans

granted to an affiliate

of the Puerto
Rico Electric
Power Authority (“PREPA”)

and $
27.4

million in loans to

an
agency of the Puerto Rico central government.

In

addition,

as

of

December

31,

2022,

the

Corporation

had

$
84.7

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

2022,

the

Corporation

had
$
38.0
million in

loans to

USVI government

public corporations,

compared to

$
39.2

million as

of December

31, 2021.

As of

December 31,
2022,

all loans were currently performing and up to date on principal and interest payments.
Troubled Debt

Restructurings
The

Corporation

provides

homeownership

preservation

assistance to

its customers

through

a loss

mitigation

program.

Depending
upon

the

nature

of

a

borrower’s

financial

condition,

restructurings

or

loan

modifications

through

this

program,

as

well

as

other
restructurings of

individual C&I,

commercial mortgage,

construction, and

residential mortgage

loans, fit

the definition

of a

TDR. As
of December

31, 2022,

the Corporation’s

total TDR

loans held

for investment

amounted to

$
366.7

million, of

which $
328.1

million
were in

accruing status.

See Note

1 –

Nature of

Business and

Summary Significant

of Accounting

Policies, for

information on

when
the

Corporation

classifies

TDR

loans

as

either

accrual

or

nonaccrual

loans.

The

total

TDR

loans

held

for

investment

consisted

of
$
240.6

million of residential mortgage loans, $
49.6

million of C&I loans, $
63.3

million of commercial mortgage loans, $
1.2

million of
construction loans, and $
12.0

million of consumer loans.

As of December 31, 2022,

the Corporation included as TDRs

$
0.7

million of
residential mortgage

loans that

were participating

in or

had been

offered a

trial modification,

which generally

represents a

six-month
period

during

which

the

borrower

makes

monthly

payments

under

the

anticipated

modified

payment

terms

prior

to

a

formal
modification.

TDR

loans

exclude

restructured

residential

mortgage

loans

that

are

government-guaranteed

(e.g.,

FHA/VA

loans)
totaling $
53.9

million as of December 31, 2022, compared with $
57.6

million as of December 31, 2021. As of December 31,

2022, the
Corporation has committed to lend up to an additional $
4

thousand on TDR consumer loans.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
162
The following tables present TDR loans completed during 2022,

2021 and 2020:

Year Ended December 31,

2022
Interest rate
below market
Maturity or
term extension
Combination of
reduction in
interest rate and
extension of
maturity
Forgiveness of
principal and/or
interest Other
(1)
Total
(In thousands)
Conventional residential mortgage loans $
433
$
1,551
$
242
$
-
$
4,874
$
7,100
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
245
5,178
-
467
5,890
C&I loans
2,402
-
618
825
1,083
4,928
Consumer loans:
Auto loans
2,877
232
345
-
-
3,454
Finance leases
-
573
-
-
18
591
Personal loans
99
171
105
-
19
394
Credit cards
(2)
-
-
-
-
816
816
Other consumer loans
112
272
16
43
-
443
Total TDRs $
5,923
$
3,044
$
6,504
$
868
$
7,277
$
23,616
(1)
Other concessions granted by the Corporation include payment plans under judicial stipulation or loss mitigation programs, or a combination of two or more of the concessions listed

in
the table. Amounts included in Other that represent a combination of concessions are excluded from the amounts reported in

the column for such individual concessions.
(2)
Concession consists of reduction in interest rate and revocation of revolving line privileges.
Year Ended December 31,

2021
Interest rate
below market
Maturity or term
extension
Combination of
reduction in
interest rate and
extension of
maturity
Forgiveness of
principal and/or
interest Other
(1)
Total
(In thousands)
Conventional residential mortgage loans $
365
$
859
$
2,647
$
-
$
3,723
$
7,594
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
10,586
-
637
11,223
C&I loans
-
300
9,100
-
508
9,908
Consumer loans:
Auto loans
1,888
433
277
-
-
2,598
Finance leases
-
645
26
-
26
697
Personal loans
13
60
387
-
44
504
Credit cards
(2)
-
-
-
-
1,426
1,426
Other consumer loans
110
79
-
77
-
266

Total TDRs
$
2,376
$
2,376
$
23,023
$
77
$
6,364
$
34,216
(1)
Other concessions granted by the Corporation include payment plans under judicial stipulation or loss mitigation programs, or a combination of two or more of the concessions listed

in the
table. Amounts included in Other that represent a combination of concessions are excluded from the amounts reported in the column for such individual concessions.
(2)
Concession consists of reduction in interest rate and revocation of revolving line privileges.
Year Ended December 31,

2020
Interest rate
below market
Maturity or
term extension
Combination of
reduction in
interest rate
and extension
of maturity
Forgiveness of
principal
and/or interest
Forbearance
Agreement Other
(1)
Total
(In thousands)
Conventional residential mortgage
loans
$
18
$
545
$
2,044
$
-
$
-
$
5,700
$
8,307
Construction loans
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
271
-
-
553
824
C&I loans
31
-
4,107
-
18,386
-
22,524
Consumer loans:
Auto loans
1,902
413
275
-
-
33
2,623
Finance leases
-
408
-
-
-
-
408
Personal loans
38
74
145
-
-
48
305
Credit cards
(2)
-
-
-
-
-
783
783
Other consumer loans
219
83
24
219
-
-
545

Total TDRs
$
2,208
$
1,523
$
6,866
$
219
$
18,386
$
7,117
$
36,319
(1)
Other concessions granted by the Corporation include payment plans under judicial stipulation or loss mitigation

programs, or a combination of two or more of the

concessions listed in the
table. Amounts included in Other that represent a combination of concessions are excluded from the amounts reported in the column for such individual concessions.
(2)
Concession consists of reduction in interest rate and revocation of revolving line privileges.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
163
Year Ended December 31,
2022 2021 2020
Number of
contracts
Pre-modification
Amortized Cost
Post-modification
Amortized Cost
Number of
contracts
Pre-modification
Amortized Cost
Post-modification
Amortized Cost
Number of
contracts
Pre-modification
Amortized Cost
Post-modification
Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans
68
$
7,165
$
7,100
66
$
7,687
$
7,594
103
$
9,027
$
8,307
Construction loans
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
3
5,897
5,890
7
11,285
11,223
5
824
824
C&I loans
17
5,156
4,928
6
10,031
9,908
14
22,544
22,524
Consumer loans:

Auto loans
168
3,404
3,454
134
2,601
2,598
163
2,635
2,623

Finance leases
33
592
591
42
692
697
29
408
408

Personal loans
26
366
394
46
497
504
30
306
305

Credit Cards
170
815
816
246
1,426
1,426
159
783
783

Other consumer loans
115
434
443
65
266
266
145
613
545

Total TDRs
600
$
23,829
$
23,616
612
$
34,485
$
34,216
648
$
37,140
$
36,319
Loan modifications

considered TDR loans

that defaulted (failure

by the borrower

to make payments

of either principal,

interest, or
both for

a period

of 90

days or

more) during

2022, 2021

and 2020,

and had

become TDR

loans during

the 12-months

preceding the
default date, were as follows:
Year Ended December 31,

2022 2021 2020
Number of
contracts Amortized Cost
Number of
contracts Amortized Cost
Number of
contracts Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans
2
$
124
-
$
-
4
$
465
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
-
C&I loans
-
-
-
-
3
124
Consumer loans:

Auto loans
96
2,049
92
1,625
55
947

Finance leases
1
16
-
-
1
5

Personal loans
-
-
1
1
1
7

Credit cards
28
156
24
126
23
93

Other consumer loans
8
30
11
45
58
209

Total
135
$
2,375
128
$
1,797
145
$
1,850
For

certain

TDR

loans,

the

Corporation

splits

the

loans

into

two

new

notes

(the

“Note

A”

and

the

“Note

B”).

The

A

Note

is
restructured to comply

with the Corporation’s

lending standards at

current market rates

and is tailored to

suit the customer’s

ability to
make

timely

interest

and

principal

payments.

The

B

Note

includes

the

granting

of

the

concession

to

the

borrower

and

varies

by
situation. The

B Note is

fully charged-off,

unless it is

collateral-dependent and

the source of

repayment is

independent of

the A Note
in which

case a

partial charge

-off may

be recorded.

At the

time of

the restructuring,

the A Note

is identified

and classified

as a

TDR
loan. During 2022, 2021, and 2020, there were no new Note A and B restructurings.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
164
NOTE 5 – ALLOWANCE

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
103,090
$
269,030
Provision for credit losses - (benefit) expense
(8,734)
(2,342)
(18,994)
(1,770)
57,519
25,679
Charge-offs

(6,890)
(123)
(85)
(2,067)
(48,165)
(57,330)
Recoveries
3,547
725
1,372
2,459
14,982
23,085
Ending balance $
62,760
$
2,308
$
35,064
$
32,906
$
127,426
$
260,464
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
Provision for credit losses - expense
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
13.5

million
charge related to non-PCD residential mortgage loans;

(ii) a $
9.2

million charge related to non-PCD commercial mortgage loans,

(iii) a $
4.6

million charge related to non-PCD C&I loans,
and (iv) a $
10.2

million charge related to non-PCD consumer loans.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
165
The

Corporation

estimates

the

ACL

following

the

methodologies

described

in

Note

1

–

Nature

of

Business

and

Summary

of
Significant Accounting Policies, above,

for each portfolio segment.

During 2022,

the Corporation

applied probability

weights to

the baseline

and alternative

downside economic

scenarios

to estimate
the ACL with the baseline

scenario carrying the highest

weight. In weighting these

macroeconomic scenarios, the

Corporation applied
judgment

based

on

a

variety

of

factors

such

as

economic

uncertainties

associated

to

the

continued

conflict

in

Ukraine,

the

overall
inflationary environment

and a potential

slowdown in economic

activity as a

result of the

FED’s policy

actions to control

inflationary
economic conditions. For periods prior to 2022, the Corporation calculated the ACL using the baseline scenario.
As

of

December

31,

2022,

the

ACL

for

loans

and

finance

leases

was

$
260.5

million,

down

approximately

$
8.5

million

from
December 31,

2021. The

ACL reduction

for commercial

and construction

loans was

$
20.8

million during

2022, primarily

reflecting
reduced COVID-19 uncertainties, particularly

on loans in the hotel,

transportation and entertainment industries;

and, to a lesser extent,
the effect

during the

second half

of 2022

of reserve

releases totaling

$
4.8

million associated

with two

adversely classified

loans that
were paid off

or sold, partially offset

by an increase in

the size of the

loan portfolio. In addition,

there was an ACL

reduction of $
12.0
million for residential mortgage loans,

partially offset by a $
24.3

million increase in the ACL for

consumer loans. The net reduction

in
the ACL for residential mortgage

loans was primarily driven

by the overall decrease

in the size of this portfolio

and, to a lesser extent,
a

decrease

in

qualitative

adjustments

due

to

improvements

in

underlying

portfolio

metrics.

The

ACL

increase

for

consumer

loans
consisted

of

charges

to

the

provision

of

$
57.5

million

recorded

in

2022

mainly

due

to

a

deterioration

in

the

outlook

of

certain
macroeconomic variables, such as

the regional unemployment rate,

and an increasing trend in delinquency

and charge-off levels in

the
consumer loan

portfolios.

For those

loans where

the ACL

was determined

based on

a discounted

cash flow

model, the

change in

the
ACL due to the passage of time is recorded as part of the provision for credit losses.
Total

net

charge-offs

decreased

by

$
20.9

million

to

$
34.2

million,

when

compared

to

2021.

The

variance

consisted

of

a

$
25.2
million decrease in net

charge-offs on residential

mortgage loans, of which

$
23.1

million was related to charge-offs

recognized as part
of

the

bulk

sale

of

nonaccrual

residential

mortgage

loans

and

related

servicing

advances

during

the

third

quarter

of

2021;

partially
offset

by

a $
2.8

million increase

in net

charge-offs

on consumer

and

finance leases,

primarily

in the

personal loans

portfolio,

and

a
$
1.5

million decrease in net recoveries in the commercial and construction loan portfolios.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
166

The tables below

present the ACL

related to loans

and finance leases

and the carrying

values of loans

by portfolio segment

as of
December 31, 2022 and 2021:
As of December 31,

2022
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
Commercial and
Industrial Loans
(1)
Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,847,290
$
132,953
$
2,358,851
$
2,886,263
$
3,327,468
$
11,552,825

Allowance for credit losses
62,760
2,308
35,064
32,906
127,426
260,464

Allowance for credit losses to

amortized cost
2.20
%
1.74
%
1.49
%
1.14
%
3.83
%
2.25
%
As of December 31,

2021
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
Commercial and
Industrial Loans
(1)
Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,978,895
$
138,999
$
2,167,469
$
2,887,251
$
2,888,044
$
11,060,658

Allowance for credit losses
74,837
4,048
52,771
34,284
103,090
269,030

Allowance for credit losses to

amortized cost
2.51
%
2.91
%
2.43
%
1.19
%
3.57
%
2.43
%
(1) As of December 31, 2022 and 2021, includes $
6.8

million and $
145.0

million of SBA PPP loans, respectively, which require no ACL as these loans are 100% guaranteed by the SBA.
In

addition,

the

Corporation

estimates

expected

credit

losses

over

the

contractual

period

in

which

the

Corporation

is

exposed

to
credit

risk

via

a

contractual

obligation

to

extend

credit,

such

as

unfunded

loan

commitments

and

standby

letters

of

credit

for
commercial and construction

loans, unless the

obligation is unconditionally

cancellable by the Corporation.

See Note 29 –

Regulatory
Matters,

Commitments,

and

Contingencies

for

information

on off

-balance

sheet

exposures

as of

December 31,

2022

and

2021.

The
Corporation

estimates

the

ACL

for

these

off-balance

sheet

exposures

following

the

methodology

described

in

Note

1

–

Nature

of
Business and Summary of Accounting Policies. As of

December 31, 2022, the ACL for off-balance

sheet credit exposures increased to
$
4.3

million, from $
1.5

million as of

December 31, 2021,

mainly driven by

an increase in the

balance of unfunded

loan commitments
principally due to newly originated facilities which remained undrawn as of December 31, 2022.
The

following

table

presents

the

activity

in

the

ACL

for

unfunded

loan

commitments

and

standby

letters

of

credit

for

the

years
ended December 31, 2022, 2021 and 2020:
Year

Ended December 31,
2022 2021 2020
(In thousands)
Beginning Balance $
1,537
$
5,105
$
-
Impact of adopting CECL
-
-
3,922
Provision for credit losses - expense (benefit)
2,736
(3,568)
1,183

Ending balance
$
4,273
$
1,537
$
5,105

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
167
NOTE 6 – PREMISES AND EQUIPMENT
Premises and equipment comprise:
Useful Life Range In Years
As of December 31,
Minimum Maximum 2022 2021
(Dollars in thousands)
Buildings and improvements
10
35
$
135,802
$
138,524
Leasehold improvements
1
10
76,390
79,419
Furniture, equipment and software
2
10
155,567
148,171
367,759
366,114
Accumulated depreciation and amortization
(264,233)
(251,659)
103,526
114,455
Land
24,485
23,873
Projects in progress
14,924
8,089

Total premises and equipment,

net
$
142,935
$
146,417
Depreciation and

amortization expense

amounted to

$
22.3

million, $
25.0

million, and

$
20.1

million for

the years ended

December
31, 2022, 2021, and 2020, respectively.
During

the year

ended December

31, 2021,

the Corporation

received insurance

proceeds of

$
0.6

million related

to the

settlement
and collection of an

insurance claim associated with a

damaged property.

This amount is included as

part of other non-interest

income
in the consolidated statements of income.

During

the year

ended December

31,

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

See Note 25 - Fair Value

for information on write-downs recorded on long-lived assets held for sale as of December 31, 2022. Also,
see Note

20 –

Other

Non-Interest

Income

for

gains on

sales of

fixed

assets recognized

during

the years

ended December

31,

2022,
2021, and 2020.

NOTE 7
–
OTHER REAL ESTATE

OWNED

The following table presents the OREO inventory as of the indicated dates:
December 31,

2022 2021
(In thousands)
OREO
OREO balances, carrying value:
Residential
(1)
$
24,025
$
29,533
Commercial
5,852
7,331
Construction
1,764
3,984
Total $
31,641
$
40,848
(1) Excludes $
23.5

million and

$
22.2

million

as of

December 31,

2022 and

2021,

respectively,

of foreclosures

that meet

the conditions

of ASC

Subtopic 310-40

and are

presented as

a
receivable as part of other assets in the consolidated statements of financial condition.
See Note 25 - Fair Value

for information on write-downs recorded on

OREO properties during the years ended

December 31, 2022,
2021, and 2020.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
168
NOTE 8 – RELATED-PARTY

TRANSACTIONS
The

Corporation

has

granted

loans

to

its

directors,

executive

officers,

and

certain

related

individuals

or

entities

in

the

ordinary
course of business. The movement and balance of these loans were as follows:
Amount
(In thousands)
Balance at December 31,

2020
(1)
$
504
New loans

286
Payments
(108)
Other changes
261
Balance at December 31,

2021
(1)
943
New loans

89
Payments
(149)
Balance at December 31,

2022
(1)
$
883
(1) Includes loans granted to related parties which were then sold in the secondary market.
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

There

were

no

changes

in

the

status of

related
parties during 2022.
From

time

to

time,

the

Corporation,

in

the

ordinary

course

of

its

business,

obtains

services

from

related

parties

or

makes
contributions to non-profit organizations that have some association with the Corporation.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
169
NOTE 9 – GOODWILL AND OTHER INTANGIBLES

Goodwill
Goodwill

as

of

each

of

December

31,

2022

and

December

31,

2021

amounted

to

$
38.6

million.
The Corporation’s policy is to
assess goodwill and other intangibles for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe that the values of goodwill or other intangibles may be impaired. During the fourth quarter of 2022, management performed a qualitative analysis over the carrying amount of each relevant reporting units’
goodwill and concluded that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying value. This assessment involved identifying the inputs and assumptions that most affect fair value, including evaluating significant and relevant events impacting each reporting entity, and evaluating such factors to determine if a positive assertion can be made that it is more-
likely-than-not that the fair value of the reporting units exceeded their carrying amount.
In the qualitative assessment performed for each reporting unit, the Corporation evaluated events and circumstances that could impact the fair value including the following:
● Macroeconomic conditions, such as improvement or deterioration in general economic conditions;
● Industry and market considerations;
● Interest rate fluctuations;
● Overall financial performance of the entity;
● Performance of industry peers over the last year; and
● Recent market transactions.
Management considered positive and negative evidence obtained during the evaluation of significant events and circumstances and evaluated such information to conclude that it is more likely than not that the reporting unit’s fair value is greater than their carrying amount; thus, quantitative tests were not required.

As

a

result,
no

impairment

charges

for

goodwill

were

recorded

during

the

year
ended December 31, 2022.
There were
no

changes in the

carrying amount

of goodwill during

the year ended

December 31, 2022.

The changes in

the carrying
amount of goodwill attributable to operating segments are reflected in the following table:
Mortgage Banking
Consumer (Retail)
Banking
Commercial and
Corporate Banking
United States
Operations Total
(In thousands)
Goodwill, January 1, 2020 $
-
$
1,406
$
-
$
26,692
$
28,098
Merger and acquisitions
(1)
574
794
4,935
-
6,303
Measurement period adjustment
(1) (2)
385
533
3,313
-
4,231
Goodwill, December 31, 2020 $
959
$
2,733
$
8,248
$
26,692
$
38,632
Measurement period adjustment
(1) (2)
53
74
(148)
-
(21)
Goodwill, December 31, 2021 $
1,012
$
2,807
$
8,100
$
26,692
$
38,611
(1)
Recognized in connection with the BSPR acquisition on September

1, 2020.

(2)
Relates to the fair value estimate update performed within one year of the closing of the BSPR acquisition, in accordance with

ASC Topic 805, "Business

Combinations"("ASC 805").
Merger and Restructuring Costs – BSPR Acquisition
In connection

with the

BSPR acquisition

on September

1, 2020,

the Corporation

recognized acquisition

expenses of

$
26.4

million
and $
26.5

million during the years ended

December 31, 2021 and

2020, respectively.
No

acquisition expenses were recognized

during
the

year

ended

December

31,

2022.

Acquisition,

integration,

and

restructuring

expenses

were

included

in

merger

and

restructuring
costs in

the consolidated

statements

of income,

and

consisted

primarily

of legal

fees, severance

and

personnel-related costs,

service
contracts

cancellation

penalties,

valuation

services,

systems

conversion,

and

other

integration

efforts,

as

well

as

accelerated
depreciation

charges related

to planned

closures and

consolidation of

branches in

accordance with

the Corporation’s

integration

and
restructuring plan.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
170
Other Intangible Assets
The

following

table

shows

the

gross

amount

and

accumulated

amortization

of

the

Corporation’s

intangible

assets

subject

to
amortization as of the indicated dates:
As of As of
December 31,

December 31,
2022

2021

(Dollars in thousands)
Core deposit intangible:
Gross amount $
87,544
$
87,544
Accumulated amortization
(66,644)
(58,973)
Net carrying amount $
20,900
$
28,571
Remaining amortization period (in years)
7.0
8.0
Purchased credit card relationship intangible:
Gross amount $
3,800
$
3,800
Accumulated amortization
(3,595)
(2,602)
Net carrying amount $
205
$
1,198
Remaining amortization period (in years)
0.7
1.7
Insurance customer relationship intangible:
Gross amount $
1,067
$
1,067
Accumulated amortization
(1,054)
(902)
Net carrying amount $
13
$
165
Remaining amortization period (in years)
0.1
1.1
During

the

years

ended

December

31,

2022,

2021,

and

2020,

the

Corporation

recognized

$
8.8

million,

$
11.4

million,

and

$
5.9
million, respectively,

in amortization expense on its other intangibles subject to amortization.
The Corporation amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The Corporation analyzes core deposit intangibles and customer relationship intangibles annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may suggest impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles or customer relationship intangibles as of December 31, 2022.
The estimated

aggregate annual

amortization expense

related to the

intangible assets

subject to amortization

for future periods

was
as follows as of December 31, 2022:
(In thousands)
2023 $
7,736
2024
6,416
2025
3,509
2026
872
2027
872
2028 and after
1,713

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
171
NOTE 10 – NON-CONSOLIDATED

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
Trust-Preferred

Securities
In April 2004,

FBP Statutory Trust

I, a financing

trust that is wholly

owned by the

Corporation, sold to

institutional investors $
100
million of its variable

-rate TRuPs. FBP Statutory

Trust I used

the proceeds of the

issuance, together with the

proceeds of the purchase
by

the

Corporation

of

$
3.1

million

of

FBP

Statutory

Trust

I

variable-rate

common

securities, to

purchase

$
103.1

million

aggregate
principal

amount

of

the

Corporation’s

Junior

Subordinated

Deferrable

Debentures.

In

September

2004,

FBP

Statutory

Trust

II,

a
financing

trust that

is wholly

owned by

the Corporation,

sold to

institutional investors

$
125

million of

its variable-rate

TRuPs. FBP
Statutory Trust

II used

the proceeds of

the issuance,

together with

the proceeds of

the purchase by

the Corporation

of $
3.9

million of
FBP Statutory

Trust

II variable-rate

common securities,

to purchase

$
128.9

million aggregate

principal amount

of the

Corporation’s
Junior

Subordinated

Deferrable

Debentures.

The

debentures,

net

of

related

issuance

costs,

are

presented

in

the

Corporation’s
consolidated statements

of financial

condition as

other borrowings.

The variable-rate

TRuPs are fully

and unconditionally

guaranteed
by the

Corporation.
The Junior Subordinated Deferrable Debentures mature on June 17, 2034, and September 20, 2034, respectively;
however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable-rate TRuPs).

As

of

each

of

December

31,

2022

and

2021,

these

Junior
Subordinated Deferrable Debentures amounted to $
183.8

million.

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

December 31, 2022,

the Corporation was

current on all
interest payments due on its subordinated debt.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
172
Private Label MBS
During

2004

and

2005,

an unaffiliated

party,

referred

to in

this subsection

as the

seller,

established

a

series of

statutory

trusts

to
effect

the

securitization

of

mortgage

loans

and

the

sale

of

trust

certificates

(“private

label

MBS”).

The

seller

initially

provided

the
servicing for

a fee, which

is senior to

the obligations to

pay private label

MBS holders. The

seller then entered

into a sales

agreement
through

which

it sold

and

issued

the

private

label

MBS in

favor

of

the

Corporation’s

banking

subsidiary,

FirstBank.

Currently,

the
Bank is

the sole

owner of

these private

label MBS;

the servicing

of the

underlying

residential mortgages

that generate

the principal
and interest

cash flows is

performed by

another third

party,

which receives

a servicing

fee. These

private label

MBS are variable

-rate
securities indexed

to
3-month LIBOR

plus a spread.

The principal payments

from the underlying

loans are remitted

to a paying

agent
(servicer), who then remits

interest to the Bank. Interest

income is shared to a

certain extent with the FDIC,

which has an interest

only
strip (“IO”)

tied to

the cash

flows of

the underlying

loans and

is entitled

to receive

the excess

of the

interest income

less a

servicing
fee

over

the

variable

rate

income

that

the

Bank

earns

on

the

securities.

This

IO

is

limited

to

the

weighted-average

coupon

on

the
mortgage

loans. The

FDIC became

the owner

of the

IO upon

its intervention

of the

seller,

a failed

financial institution.

No recourse
agreement

exists,

and

the

Bank,

as

the

sole

holder

of

the

securities,

absorbs

all

risks

from

losses

on

non-accruing

loans

and
repossessed

collateral.

As

of

December

31,

2022,

the

amortized

cost

and

fair

value

of

these

private

label

MBS

amounted

to

$
7.9
million

and

$
5.8

million,

respectively,

with

a

weighted

average

yield

of
6.83
%,

which

is

included

as

part

of

the

Corporation’s
available-for-sale debt securities portfolio.

As described in Note 3 – Debt Securities,

the ACL on these private label MBS amounted

to
$
0.1

million as of December 31, 2022.
Investment in Unconsolidated Entity
On

February

16,

2011,

FirstBank

sold

an

asset

portfolio

consisting

of

performing

and

nonaccrual

construction,

commercial
mortgage,

and

C&I

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

of the property; therefore, the

Bank concluded that it is not

the
primary beneficiary of CPG/GS.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
173
Servicing Assets (MSRs)
The

Corporation

typically

transfers

first

lien

residential

mortgage

loans in

conjunction

with

GNMA

securitization

transactions

in
which the

loans are

exchanged for

cash or

securities that

are readily

redeemed for

cash proceeds

and servicing

rights. The

securities
issued

through

these

transactions

are

guaranteed

by

GNMA

and,

under

seller/servicer

agreements,

the

Corporation

is

required

to
service

the

loans

in

accordance

with

the

issuers’

servicing

guidelines

and

standards.

As

of

December

31,

2022,

the

Corporation
serviced

loans securitized

through

GNMA with

a principal

balance

of $
2.1

billion.

Also, certain

conventional

conforming

loans are
sold to FNMA or FHLMC

with servicing retained. The

Corporation recognizes as separate

assets the rights to service

loans for others,
whether those servicing

assets are originated or

purchased. MSRs are included

as part of other

assets in the consolidated

statements of
financial condition.
The changes in MSRs are show below for the indicated dates:
Year

Ended December 31,

2022 2021 2020
(In thousands)
Balance at beginning of year $
30,986
$
33,071
$
26,762
Purchases of servicing assets

(1)
-
-
7,781
Capitalization of servicing assets
3,122
5,194
4,864
Amortization
(4,978)
(7,215)
(5,777)
Temporary

impairment recoveries (charges), net
66
124
(206)
Other
(2)
(159)
(188)
(353)
Balance at end of year $
29,037
$
30,986
$
33,071
(1) Represents MSRs acquired in the BSPR acquisition.
(2)
Mainly represents adjustments related to the repurchase

of loans serviced for others, including MSRs related to

loans previously serviced for BSPR and eliminated
as part of the acquisition in the third quarter of 2020.
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
Changes in the impairment allowance were as follows for the indicated periods:
Year

Ended December 31,
2022 2021 2020
(In thousands)
Balance at beginning of year $
78
$
202
$
73
Temporary impairment

charges
-
-
301
OTTI of servicing assets
-
-
(77)
Recoveries
(66)
(124)
(95)

Balance at end of year
$
12
$
78
$
202

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
174
The components

of net servicing

income, included as

part of mortgage

banking activities in

the consolidated statements

of income,
are shown below for the indicated periods:
Year

Ended December 31,
2022 2021 2020
(In thousands)
Servicing fees $
11,096
$
12,176
$
9,268
Late charges and prepayment penalties
823
697
570
Adjustment for loans repurchased
(159)
(188)
(353)
Other

-
(1)
-

Servicing income, gross
11,760
12,684
9,485
Amortization and impairment of servicing assets
(4,912)
(7,091)
(5,983)

Servicing income, net
$
6,848
$
5,593
$
3,502
The Corporation’s

MSRs are subject

to prepayment

and interest rate

risks. Key economic

assumptions used

in determining

the fair
value at the time of sale of the related mortgages for the indicated periods ranged as follows:
Weighted Average Maximum Minimum
Year Ended

December 31, 2022
Constant prepayment rate:

Government-guaranteed mortgage loans
6.7
%
18.3
%
4.8
%

Conventional conforming mortgage loans
7.4
%
18.4
%
3.4
%

Conventional non-conforming mortgage loans
6.0
%
21.9
%
3.6
%
Discount rate:

Government-guaranteed mortgage loans
11.7
%
12.0
%
11.5
%

Conventional conforming mortgage loans
9.7
%
10.0
%
9.5
%

Conventional non-conforming mortgage loans
12.5
%
14.5
%
11.5
%
Year Ended

December 31, 2021
Constant prepayment rate:

Government-guaranteed mortgage loans
6.2
%
17.1
%
3.7
%

Conventional conforming mortgage loans
6.2
%
18.2
%
2.8
%

Conventional non-conforming mortgage loans
6.4
%
14.5
%
4.4
%
Discount rate:

Government-guaranteed mortgage loans
12.0
%
12.0
%
12.0
%

Conventional conforming mortgage loans
10.0
%
10.0
%
10.0
%

Conventional non-conforming mortgage loans
12.8
%
14.5
%
12.0
%
Year Ended

December 31, 2020
Constant prepayment rate:

Government-guaranteed mortgage loans
6.1
%
16.0
%
3.9
%

Conventional conforming mortgage loans
6.3
%
19.0
%
3.0
%

Conventional non-conforming mortgage loans
6.3
%
18.0
%
4.3
%
Discount rate:

Government-guaranteed mortgage loans
12.0
%
12.0
%
12.0
%

Conventional conforming mortgage loans
10.0
%
10.0
%
10.0
%

Conventional non-conforming mortgage loans
12.3
%
14.5
%
12.0
%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
175
The weighted

averages of the

key economic

assumptions that the

Corporation used

in its valuation

model and the

sensitivity of the
current fair value

to immediate
10
% and
20
% adverse changes

in those assumptions

for mortgage loans

as of December

31, 2022 and
2021 were as follows:
December 31, December 31,
2022 2021
(In thousands)
Carrying amount of servicing assets $
29,037
$
30,986
Fair value $
44,710
$
42,132
Weighted-average

expected life (in years)
7.80
7.96
Constant prepayment rate (weighted-average annual

rate)
6.40
%
6.55
%

Decrease in fair value due to 10% adverse change
$
1,048
$
1,027

Decrease in fair value due to 20% adverse change
$
2,054
$
2,011
Discount rate (weighted-average annual rate)
10.69
%
11.17
%

Decrease in fair value due to 10% adverse change
$
1,925
$
1,852

Decrease in fair value due to 20% adverse change
$
3,704
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
176
NOTE 11 – DEPOSITS AND RELATED

INTEREST

The following table summarizes deposit balances as of the indicated dates:
December 31,

2022 2021
(In thousands)
Type of account and interest rate:
Non-interest-bearing deposit accounts $
6,112,884
$
7,027,513
Interest-bearing saving accounts
3,902,888
4,729,387
Interest-bearing checking accounts
3,770,993
3,492,645
Certificates of deposit ("CDs")
2,250,876
2,434,932
Brokered CDs
105,826
100,417

Total
$
16,143,467
$
17,784,894
The

weighted-average

interest

rate

on

total

interest-bearing

deposits

as

of

December 31,

2022

and

2021

was
1.03
%

and
0.31
%,
respectively.

As

of

December 31,

2022,

the

aggregate

amount

of

unplanned

overdrafts

of

demand

deposits

that

were

reclassified

as

loans
amounted

to

$
1.7

million

(2021

-

$
1.6

million).

Pre-arranged

overdrafts

lines

of

credit,

also

reported

as

loans,

amounted

to

$
24.5
million as of December 31, 2022 (2021 - $
24.2

million).

The following table presents the contractual maturities of CDs, including brokered

CDs, as of December 31, 2022:
Total

(In thousands)
Three months or less $
640,532
Over three months to six months
288,407
Over six months to one year
593,915
Over one year to two years

517,970
Over two years to three years

178,158
Over three years to four years

38,952
Over four years to five years

92,103
Over five years
6,665

Total
$
2,356,702
Total

U.S. time

deposits with

balances of

more than

$250,000 amounted

to $
1.0

billion for

each of

the years

ended December

31,
2022

and 2021.

This amount

does not

include brokered

CDs that

are generally

participated out

by brokers

in shares

of less

than the
FDIC insurance

limit. As

of December 31,

2022, unamortized

broker placement

fees amounted

to $
0.3

million (2021

- $
0.2

million),
which are amortized over the contractual maturity of the brokered CDs under the interest method.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
177

Brokered CDs mature as follows:
December 31,

2022
(In thousands)
Three months or less $
42,681
Over six months to one year
12,986
Over one year to three years
35,440
Over three years to five years

14,719

Total
$
105,826
As of

December 31,

2022,

deposit

accounts

issued

to

government

agencies

amounted

to $
2.8

billion

(2021

-

$
3.3

billion).

These
deposits are insured by the FDIC up to the applicable limits. The uninsured portions were collateralized by securities and loans with an amortized cost

of $
3.1

billion (2021

- $
3.4

billion) and

an estimated

market value

of $
2.7

billion (2021

- $
3.3

billion). In

addition to
securities and loans,

as of December

31, 2022, the

Corporation used $
200.0

million in letters of

credit issued by

the FHLB as pledges
for public deposits

in the Virgin

Islands. As of December

31, 2022, the Corporation

had $
2.3

billion of government

deposits in Puerto
Rico

(2021

-

$
2.7

billion),

$
442.8

million

in

the

Virgin

Islands

(2021

-

$
568.4

million)

and

$
11.6

million

in

Florida

(2021

-

$
9.6
million).
A table showing interest expense on deposits for the indicated periods follows:
Year Ended

December 31,
2022 2021 2020
(In thousands)
Interest-bearing checking accounts $
15,568
$
5,776
$
5,933
Savings
11,191
6,586
11,116
CDs
18,102
26,138
43,350
Brokered CDs
1,500
2,982
7,989

Total
$
46,361
$
41,482
$
68,388
The

total

interest

expense

on deposits

included

the

amortization

of

broker

placement

fees

related

to

brokered

CDs

amounting

to
$
0.1

million, $
0.2

million, and

$
0.5

million for

2022, 2021

and 2020,

respectively.

Total

interest expense

also included

$
0.5

million,
$
1.3

million and

$
1.0

million for

2022, 2021,

and 2020,

respectively,

for the

accretion of premiums

related to

time deposits assumed
in the BSPR acquisition.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
178
NOTE 12 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements)

as of the indicated dates consisted of the following:

December 31,
2022 2021
(In thousands)
Short-term Fixed-rate repurchase agreements
(1)
$
75,133
$
-
Long-term Fixed-rate repurchase agreements
(2)
-
300,000
$
75,133
$
300,000
(1)
Weighted-average interest rate

of
4.55
% as of December 31, 2022.
(2)
Weighted-average interest rate

of
3.35
% as of December 31, 2021. During the first quarter of 2021, the interest rate related to securities sold under agreement to repurchase totaling $
200
million changed from a variable rate (3-month LIBOR plus
130

to
132

basis points) to a fixed rate of
3.90
% after the end of a pre-specified lockout period.
Of the $
300.0

million in long-term

repurchase agreements

outstanding as of

December 31, 2021,

$
100.0

million matured and

were
repaid

in

the

first

quarter

of

2022

and

the

remaining

$
200.0

million

were

repaid

prior

to

maturity

upon

the

exercise

of

the
counterparty’s

call

option

in

the

fourth

quarter

of

2022.

In

addition,

the

Corporation

added

$
75.1

million

in

short-term

repurchase
agreements reflecting actions taken as part of management’s

liquidity and funding needs.
Repurchase agreements mature as follows as of the indicated date:
December 31,

2022
(In thousands)
Within one month
$
25,133
Over one month to three months
50,000

Total
$
75,133

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
179

The following securities were sold under agreements to repurchase:
As of December 31,

2022
Underlying Securities
Amortized Cost
of Underlying
Securities
Balance of
Borrowing
Approximate
Fair Value of
Underlying
Securities
Weighted Average
Interest Rate of
Security
(Dollars in thousands)
U.S. government-sponsored agencies $
60,081
$
50,134
$
54,093
0.62
%
MBS
29,959
24,999
27,010
2.08
%

Total

$
90,040
$
75,133
$
81,103
Accrued interest receivable $
137
As of December 31,

2021
Underlying Securities
Amortized Cost
of Underlying
Securities
Balance of
Borrowing
Approximate
Fair Value of
Underlying
Securities
Weighted Average
Interest Rate of
Security
(Dollars in thousands)
U.S. government-sponsored agencies $
-
$
-
$
-
-
%
MBS
319,225
300,000
321,180
1.33
%

Total

$
319,225
$
300,000
$
321,180
Accrued interest receivable $
599
As

of

December

31,

2022

and

2021,

the

securities

underlying

such

agreements

were

delivered

to

the

dealers

with

which

the
repurchase agreements were transacted. In accordance with

the master agreements, in the event of default, repurchase agreements have a right of

set-off against

the other party

for amounts owed

under the related

agreement and any

other amount or

obligation owed with
respect to

any other

agreement or

transaction between

them. As

of December

31, 2022

and 2021,

repurchase agreements

were fully
collateralized and

not offset

in the consolidated

statements of financial

condition. See Note

24
–

Derivative Instruments and

Hedging
Activities for information on rights of set-off associated

to economic undesignated hedges.
The maximum aggregate

balance of repurchase

agreements outstanding

at any month-end

during each of

the year ended

December
31, 2022 and 2021 was $
300.0

million. The average balance during 2022 was $
194.9

million (2021 - $
300.5

million).
Repurchase agreements as of December 31, 2022, grouped by

counterparty, were as follows:
Weighted-Average
Counterparty Amount Maturity (In Months)
(Dollars in thousands)
JP Morgan Chase
$
75,133
1

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
180
NOTE 13 – ADVANCES

FROM THE FEDERAL HOME LOAN BANK (“FHLB
”)

The following is a summary of the advances from the FHLB as of the indicated dates:
December 31,

December 31,
2022 2021
(In thousands)
Short-term
Fixed
-rate advances from FHLB
(1)
$
475,000
$
-
Long-term
Fixed
-rate advances from FHLB
(2)
200,000
200,000
$
675,000
$
200,000
(1) Weighted-average interest rate of
4.56
% as of December 31, 2022.
(2) Weighted-average interest rate of
4.25
% and
2.16
% as of December 31, 2022 and 2021, respectively.

Advances from FHLB mature as follows as of the indicated date:
December 31, 2022
(In thousands)
Within one month
$
350,000
Over one to three months
125,000
Over three to five years
200,000

Total
$
675,000
The $
200.0

million in

FHLB advances

outstanding as

of December

31, 2021

matured and

were repaid

during the

third quarter

of
2022. In

addition, during

the fourth

quarter of

2022, the

Corporation added

$
475.0

million of

short-term FHLB

advances and

$
200.0
million of long-term FHLB advances.
The maximum

aggregate balance

of advances

from the FHLB

outstanding at

any month-end

during the

years ended

December 31,
2022 and

2021 was

$
675.0

million and

$
440.0

million, respectively.

The total

average balance

of FHLB

advances during

2022 was
$
179.5

million (2021 - $
354.1

million).
The Corporation

receives advances

and applies

for the

issuance of

letters of

credit from

the FHLB

under an

Advances, Collateral
Pledge, and

Security Agreement

(the “Collateral

Agreement”), which

requires the

Corporation to

maintain a

minimum of

qualifying
mortgage

collateral

or

Treasury

or

U.S.

agencies

MBS

collateral,

as

applicable.

The

amount

of

collateral

required

for

an

advance
incorporates a

collateral discount

or “haircut,”

which is incorporated

into the member’s

pledge and determined

by the FHLB.

Haircut
refers to the percentage

by which an asset’s

market value is reduced

for the purpose of collateral

levels. As of December

31, 2022 and
2021, the

estimated value

of specific

mortgage loans

pledged as

collateral amounted

to $
1.3

billion and

$
1.4

billion, respectively,

as
computed

by

the

FHLB

for

collateral

purposes,

which

represents

a

haircut

of
14
%

and
17
%

as

of

December

31,

2022

and

2021,
respectively.

The

carrying

value

of

such

loans

as

of

December

31,

2022
amounted

to

$
1.8

billion

(2021
-

$
1.8

billion).

As

of
December

31,

2022,

the

estimated

value

of

U.S.

government-sponsored

agencies’

obligations

and

U.S.

agencies

MBS

pledged

as
collateral

amounted

to $
238.1

million.

As of

December

31,

2022,

the Corporation

had

additional

capacity

of approximately

$
644.2
million on

this credit

facility based

on collateral

pledged

at the

FHLB, adjusted

by a

haircut reflecting

the perceived

risk associated
with the collateral.

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
181
NOTE 14 – OTHER BORROWINGS
Junior Subordinated Debentures
Junior subordinated debentures, as of the indicated dates, consisted of:
December 31,

December 31,
(In thousands)
2022 2021
Floating rate junior subordinated debentures (FBP Statutory Trust

I)
(1) (3)
$
65,205
$
65,205
Floating rate junior subordinated debentures (FBP Statutory Trust

II)
(2)(3)
118,557
118,557
$
183,762
$
183,762
(1)
Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of
2.75
% over
3-month LIBOR

(
7.49
% as of December 31, 2022 and
2.97
%
as of December 31, 2021).
(2)
Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of
2.50
% over
3-month LIBOR

(
7.25
% as of December 31, 2022 and
2.71
%
as of December 31, 2021).
(3)
See Note 10 - Non-Consolidated Variable

Interest Entities and Servicing Assets for additional information on the nature and terms of these debentures.
Loans Payable

The

Corporation

participates

in

the

BIC

Program

of

the

FED.

Through

the

BIC

Program,

a

broad

range

of

loans

(including
commercial,

consumer,

and residential

mortgages)

may be

pledged as

collateral for

borrowings through

the FED

Discount Window.
As

of

December

31,

2022,

pledged

collateral

that

is

related

to

this

credit

facility

amounted

to

$
2.2

billion,

mainly

commercial,
consumer,

and

residential

mortgage

loans,

which

after

a

margin

“haircut”

to

discount

the

value

of

collateral

pledged,

represents
approximately $
1.3

billion of credit

availability under

this program.

The FED Discount

Window program

provides the opportunity

to
access a

low-rate short-term

source of

funding in

a high

volatility market

environment. There

were
no

outstanding borrowings

under
the FED Discount Window as of December

31, 2022 and 2021.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
182
NOTE 15 – EARNINGS PER COMMON . SHARE

The calculations of earnings per common share for the years ended December 31,

2022, 2021, and 2020 are as follows:
Year

Ended December 31,
2022 2021 2020
(In thousands, except per share information)
Net income

$
305,072
$
281,025
$
102,273
Less: Preferred stock dividends

-
(2,453)
(2,676)
Less: Excess of redemption value over carrying value of Series A through E

Preferred Stock redeemed
-
(1,234)
-
Net income attributable to common stockholders $
305,072
$
277,338
$
99,597
Weighted-Average

Shares:

Average common

shares outstanding
190,805
210,122
216,904

Average potential

dilutive common shares

1,163
1,178
764

Average common

shares outstanding - assuming dilution
191,968
211,300
217,668
Earnings per common share:
Basic

$
1.60
$
1.32
$
0.46
Diluted

$
1.59
$
1.31
$
0.46
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

Note 17 – Stockholders’ Equity.

Basic weighted-average common shares
outstanding exclude unvested shares of restricted stock that do not contain non-forfeitable dividend rights.
Potential dilutive

common shares

consist of

unvested shares

of restricted

stock that

do not

contain non-forfeitable

dividend rights
using the

treasury stock

method. This

method assumes

that proceeds

equal to

the amount

of compensation

cost attributable

to future
services

is

used

to

repurchase

shares

on

the

open

market

at

the

average

market

price

for

the

period.

The

difference

between

the
number

of

potential

dilutive

shares

issued

and

the

shares

purchased

is

added

as

incremental

shares

to

the

actual

number

of

shares
outstanding

to

compute

diluted

earnings

per

share.

Unvested

shares

of

restricted

stock

outstanding

during

the

period

that

result

in
lower potentially

dilutive shares issued

than shares purchased

under the

treasury stock method

are not included

in the computation

of
dilutive

earnings

per

share

since

their

inclusion

would

have an

antidilutive

effect

on

earnings

per

share.

There

were
no

antidilutive
shares of

common stock

during the

years ended

December 31,

2022, 2021

and 2020.

Potential dilutive

common shares

also include
performance units that do

not contain non-forfeitable

dividend rights if the

performance condition is

met as of the end

of the reporting
period.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
183
NOTE 16 – STOCK-BASED . COMPENSATION

On

April

29,

2008,

the

Corporation’s

stockholders

approved

the

Omnibus

Plan.

An

amended

and

restated

Omnibus

Plan

was
subsequently approved

by the

Corporation’s

stockholders on

May 24,

2016 to,

among other

things, increase

the number

of shares

of
common stock

reserved for

issuance under

the Omnibus

Plan, extend

the term

of the

Omnibus Plan

to May

24, 2026

and re-approve
the

material

terms

of

the

performance

goals under

the

Omnibus

Plan

for

purposes

of

the

then-effective

Section

162(m)

of

the

U.S.
Internal

Revenue

Code

of

1986,

as

amended.

The

Omnibus

Plan

provides

for

equity-based

and

non

equity-based

compensation
incentives

(the

“awards”).

The

Omnibus

Plan

authorizes

the

issuance

of

up

to
14,169,807

shares

of

common

stock,

subject

to
adjustments

for

stock

splits,

reorganizations

and

other

similar

events.

As

of

December

31,

2022,

there

were
3,830,165

authorized
shares

of

common

stock

available

for

issuance

under

the

Omnibus

Plan.

The

Corporation’s

Board

of

Directors,

based

on

the
recommendation of

the Corporation’s

Compensation and

Benefits Committee, has the

power and authority

to determine those eligible
to receive

awards and

to establish the

terms and conditions

of any

awards, subject to

various limits and

vesting restrictions

that apply
to individual and aggregate awards.
Restricted Stock
Under the

Omnibus Plan,

the Corporation

may grant

restricted stock

to plan

participants, subject

to forfeiture

upon the

occurrence
of certain

events until

the dates

specified in

the participant’s

award agreement.

While the

restricted stock

is subject

to forfeiture

and
does

not

contain

non-forfeitable

dividend

rights,

participants

may

exercise

full

voting

rights

with

respect

to

the

shares

of

restricted
stock

granted

to

them.

The

fair

value

of

the

shares

of

restricted

stock

granted

was

based

on

the

market

price

of

the

Corporation’s
common stock

on the

date of

the respective

grant.

The shares

of restricted

stocks granted

to employees

are subject

to the

following
vesting period:

fifty percent

(
50
%) of

those shares

vest on

the
two-year

anniversary of

the grant

date and

the remaining
50
% vest

on
the three-year

anniversary of

the grant

date. The

shares of

restricted stock

granted to

directors are

generally subject

to vesting

on the
one-year

anniversary of the grant date.

Common shares issued during the year

ended December 31, 2022 in connection with

restricted
stock awards were reissued from treasury shares.

The following table summarizes the restricted stock activity under the Omnibus

Plan during the years ended December 31, 2022
and 2021:
2022 2021
Number of Weighted- Number of Weighted-
shares of Average shares of Average
restricted Grant Date restricted Grant Date
stock

Fair Value
stock

Fair Value
Unvested shares outstanding at beginning of year
1,148,775
$
6.61
1,320,723
$
5.74
Granted
(1)
327,195
13.21
324,360
11.47
Forfeited
(15,108)
8.79
(82,486)
6.42
Vested
(522,371)
6.13
(413,822)
7.69
Unvested shares outstanding at end of year
938,491
$
9.14
1,148,775
$
6.61
(1) For the year ended December 31, 2022, includes
27,529

shares of restricted stock awarded to independent directors and
299,666

shares of restricted stock awarded to employees, of
which
6,084

shares were granted to retirement-eligible employees and thus charged to earnings as of the grant date. Includes for the

year ended December 31, 2021,
29,291

shares of
restricted stock awarded to independent directors and
295,069

shares of restricted stock awarded to employees, of which
19,804

shares were granted to retirement-eligible employees
and thus charged to earnings as of the grant date.
For the

years ended

December 31,

2022, 2021,

and 2020,

the Corporation

recognized $
3.7

million, $
3.5

million, and

$
3.2

million,
respectively,

of

stock-based

compensation

expense

related

to

restricted

stock

awards.

As

of

December

31,

2022,

there

was

$
3.8
million of total unrecognized compensation cost related to

unvested shares of restricted stock that the Corporation expects to recognize over a weighted average period of
1.5

years.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
184
Performance Units
Under the Omnibus Plan, the Corporation may award

performance units to participants,

with each unit representing the value of one
share

of

the

Corporation’s

common

stock.

These awards, which are granted to executives, do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock. The performance units will vest on the third anniversary of the effective date of the awards, subject to the achievement of a pre-established tangible book value per share target, adjusted for certain allowable non-recurring transactions. All the performance units will vest if performance is at the pre-
established performance target level or above at the end of a three-year performance period. However, the participants may vest with respect to 50% of the awards to the extent that performance is below the target but not less than 80% of the pre-established performance target level (the “80% minimum threshold”), which is measured based upon the growth in the tangible book value during the performance cycle. If performance is between the 80% minimum threshold and the pre-established performance target level, the participants will vest on a proportional amount. No performance units will vest if performance is below the 80% minimum threshold.
The performance

units granted

during the

year ended

December 31,

2022 are

for the

performance period

beginning January

1, 2022
and ending on December 31, 2024.
The following table

summarizes the performance

units activity under

the Omnibus Plan

during the years

ended December 31, 2022
and 2021:
Year

Ended
Year

Ended
(Number of units)
December 31,

2022
December 31,

2021
Performance units at beginning of year
814,899
1,006,768
Additions
166,669
160,485
Vested
(1)
(189,645)
(304,408)
Forfeited
-
(47,946)
Performance units as of December 31, 2022
791,923
814,899
(1)
Units vested during 2022 are related to performance units granted in 2019 that met the pre-established target and

were settled with shares of common stock reissued from treasury shares.
Units vested during 2021 are related to performance units granted in

2018 that met the pre-established target and were

settled with new shares of common stock.
The

fair

values

of

the

performance

units

awarded

were

based

on

the

market

price

of

the

Corporation’s

common

stock

on

the
respective date

of the grant.

For the

years ended

December 31,

2022, 2021,

and 2020,

the Corporation

recognized $
1.7

million, $
2.0
million, and $
1.8

million, respectively,

of stock-based compensation

expense related

to performance units.

As of December

31, 2022,
there was

$
2.5

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
Other awards
Under

the Omnibus

Plan,

the Corporation

may

grant

shares of

unrestricted

stock to

plan

participants.

During the

third

quarter

of
2020, the

Corporation granted

to its independent

directors
19,157

shares of unrestricted

stock that were

fully vested

at the time

of the
grant

date.

For

the

year

ended

December

31,

2020,

the

Corporation

recognized

$
0.1

million

of

stock-based

compensation

expense
related to unrestricted stock awards. There were
no

grants of unrestricted stock in 2022 and 2021.
Shares withheld
During the year ended

December 31, 2022, the

Corporation withheld
205,807

shares (2021 –
214,374

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
185
NOTE 17 –

STOCKHOLDERS’

EQUITY
Stock Repurchase Programs
During the

first quarter

of 2022

the Corporation

completed the

$
300

million stock

repurchase program

approved by

the Board

of
Directors on

April 26, 2021

by purchasing though

open market transactions
3,409,697

shares of common

stock at an

average price of
$
14.66

for a total purchase price of approximately $
50

million.
On April

27, 2022,

the Corporation

announced that

its Board

of Directors

approved a

stock repurchase

program, under

which the
Corporation

may repurchase

up to

$
350

million of

its outstanding

common stock,

which commenced

in the

second quarter

of 2022.
Repurchases

under

the

program

may

be

executed

through

open

market

purchases,

accelerated

share

repurchases

and/or

privately
negotiated

transactions

or plans,

including

plans

complying

with

Rule 10b5-1

under the

Exchange

Act.

The Corporation’s

common
stock repurchase

program

is subject

to various

factors,

including

the Corporation’s

capital

position,

liquidity,

financial performance
and

alternative

uses

of

capital,

stock

trading

price,

and

general

market

conditions.

The

repurchase

program

may

be

modified,
suspended, or

terminated at

any time

at the

Corporation’s

discretion.

The program

does not

obligate the

Corporation to

acquire any
specific number

of shares

and does

not have

an expiration

date.

Under this

stock repurchase

program,

the Corporation

repurchased
during

the

year

ended

December

31,

2022,
16,003,674

shares

of

common

stock

through

open

market

transactions

at

an

average
purchase

price of

$
14.06

per share

for

a total

price

of approximately

$
225

million.

As of

December

31, 2022,

the Corporation

has
remaining authorization to repurchase approximately $
125

million of common stock.

During

the

year

ended

December

31,

2022,

First

BanCorp.

repurchased
19,413,371

shares

for

a

total

purchase

price

of
approximately $
275

million under all stock repurchase programs.

The shares received are held as treasury stock.
Common Stock

The following table shows the change in shares of common stock outstanding for the years ended December 31, 2022, 2021 and 2020:
Total

Number of Shares
2022 2021 2020
Common stock outstanding, beginning balance
201,826,505
218,235,064
217,359,337
Common stock repurchased
(1)
(19,619,178)
(16,954,841)
(51,814)
Common stock reissued/issued under stock-based compensation

plan
516,840
628,768
930,627
Restricted stock forfeited
(15,108)
(82,486)
(3,086)
Common stock outstanding, ending balances
182,709,059
201,826,505
218,235,064

(1)
For 2022, 2021 and 2020 includes
205,807
,
214,374

and
51,814

shares, respectively, of common stock

surrender to cover officers' payroll and income taxes.
For

the

years

ended

December

31,

2022,

2021

and

2020,

total

cash

dividends

declared

on

shares

of

common

stock

amounted

to
$
88.2

million,

$
65.4

million,

and

$
43.8

million,

respectively.

On
February 9, 2023

the

Corporation

announced

that

its

Board

of
Directors

had

declared

a

quarterly

cash

dividend

of

$
0.14

per

common

share,

which

represents

an

increase

of
17
%

or

$
0.02

per
common

share

compared

to

its

most

recent

dividend

paid

in

December

2022.

The

dividend

is

payable

on
March 10, 2023

to
shareholders of

record at

the close

of business

on
February 24, 2023
. The

Corporation intends

to continue

to pay

quarterly dividends
on

common

stock.

However,

the

Corporation’s

common

stock

dividends,

including

the

declaration,

timing,

and

amount,

remain
subject to consideration and approval by the Corporation’s

Board Directors at the relevant times.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
186
Preferred Stock
The

Corporation

has
50,000,000

authorized

shares

of

preferred

stock

with

a

par value

of $
1.00
,

redeemable

at

the

Corporation’s
option, subject to certain terms. This stock may be issued in series and the shares of each series have such rights and preferences as are fixed by the Board of Directors when authorizing the issuance of that particular series.
On

November

30,

2021,

the

Corporation

redeemed

all

of

its
1,444,146

then

outstanding

shares

of

Series

A

through

E

Preferred
Stock for

its liquidation

value of

$
25

per share

totaling $
36.1

million. The

difference

between the

liquidation value

and net

carrying
value was $
1.2

million, which was recorded as

a reduction to retained earnings

in 2021. The redeemed preferred

stock shares were not
listed on any

securities exchange

or automated quotation

system.
No

shares of preferred

stock have been

subsequently issued or

were
outstanding during the year ended

December 31, 2022. For the years

ended December 31, 2021 and 2020,

total cash dividends paid on
shares of preferred stock amounted to $
2.5

million and $
2.7

million, respectively.
Treasury Stock
The following table shows the change in shares of treasury stock for the years ended December

31,

2022, 2021 and 2020.
Total

Number of Shares
2022 2021 2020
Treasury stock, beginning balance
21,836,611
4,799,284
4,744,384
Common stock repurchased
(1)
19,619,178
16,954,841
51,814
Common stock reissued under stock-based compensation plan
(516,840)
-
-
Restricted stock forfeited
15,108
82,486
3,086
Treasury stock, ending balances
40,954,057
21,836,611
4,799,284
(1) For 2022, 2021 and 2020 includes
205,807
,
214,374

and
51,814

shares, respectively, of common stock

surrender to cover officers' payroll and income taxes.
FirstBank Statutory Reserve (Legal Surplus)
The

Puerto

Rico

Banking

Law

of

1933,

as

amended

(the

“Puerto

Rico

Banking

Law”),

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

During the years ended

December 31, 2022

and 2021,
$
30.9

million and

$
28.3

million, respectively,

was transferred

to the

legal surplus

reserve. FirstBank’s

legal surplus

reserve, included
as

part

of

retained

earnings

in

the

Corporation’s

consolidated

statements

of

financial

condition,

amounted

to

$
168.5

million

and
$
137.6

million as of December 31, 2022 and 2021, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
187
NOTE 18 – OTHER COMPREHENSIVE (LOSS) INCOME

The following table presents change in accumulated other comprehensive (loss)

income for the years ended December 31, 2022,
2021, and 2020:
Changes in Accumulated Other Comprehensive

(Loss) Income by Component
(1)
Year ended December 31,
2022 2021 2020
(In thousands)
Unrealized net holding (losses) gains on available-for-sale

debt securities:
Beginning balance $
(87,390)
$
55,725
$
6,764

Other comprehensive (loss) income
(718,582)
(143,115)
48,961
Ending balance $
(805,972)
$
(87,390)
$
55,725
Adjustment of pension and postretirement

benefit plans:
Beginning balance $
3,391
$
(270)
$
-

Other comprehensive (loss) income
(2,197)
3,661
(270)
Ending balance $
1,194
$
3,391
$
(270)
____________________
(1) All amounts presented are net of tax.
The following table presents the amounts reclassified out of each component of accumulated other comprehensive (loss) income for
the years ended December 31, 2022, 2021, and 2020:
Reclassifications Out of Accumulated Other
Comprehensive (Loss) Income
Affected Line Item in the Consolidated
Statements of Income
Year ended
December 31,
2022 2021 2020
(In thousands)
Unrealized net holding (losses) gains on

available-for-sale debt securities:
Realized gain on sales Net gain on investment securities $
-
$
-
$
(13,198)
Adjustment of pension and postretirement

benefit plans:
Amortization of net loss Other expenses
3
1
-
Total before tax $
3
$
1
$
(13,198)
Income tax expense

(1)
-
-
Total, net of tax $
2
$
1
$
(13,198)

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
188
NOTE 19 – EMPLOYEE BENEFIT PLANS
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

The

Corporation

requires

recognition

of

a

plan’s

overfunded

and

underfunded

status

as

an

asset

or

liability

with

an

offsetting
adjustment to accumulated other comprehensive loss (income) pursuant to the ASC Topic 715,

Compensation-Retirement Benefits.
The following

table presents

the changes

in projected

benefit obligation

and changes

in plan

assets for

the years

ended December
31, 2022 and 2021:
December 31, 2022 December 31, 2021
(In thousands)
Changes in projected benefit obligation:
Projected benefit obligation at the beginning of period, defined benefit pension
plans
$
97,867
$
108,253
Interest cost
2,614
2,473
Actuarial gain
(1)
(21,265)
(6,699)
Benefits paid
(5,708)
(6,160)
Projected benefit obligation at the end of period, pension plans
$
73,508
$
97,867
Projected benefit obligation, other postretirement benefit plan
182
195
Projected benefit obligation at the end of period
$
73,690
$
98,062
Changes in plan assets:
Fair value of plan assets at the beginning of period $
103,487
$
105,963
Actual return on plan assets - (loss) gain
(20,590)
3,684
Benefits paid
(5,708)
(6,160)
Fair value of pension plan assets at the end of period
(2)
$
77,189
$
103,487
Net asset, pension plans
3,681
5,620
Net benefit obligation, other postretirement benefit plan
(182)
(195)
Net asset
$
3,499
$
5,425
(1)
Significant components of the Pension Plans’ actuarial gain that changed the benefit obligation were mainly related to updates in discount rates.
(2)
Other postretirement plan did not contain any assets as of

December 31, 2022 and 2021.
The weighted-average

discount rate

used to

determine

the benefit

obligation

as of

December

31, 2022

and

2021, was
5.43
% and
2.77
%,

respectively.

The

discount

rate

is

estimated

as

the

single

equivalent

rate

such

that

the

present

value

of

the

plan’s

projected
benefit obligation

cash flows

using the

single rate

equals the

present value

of those

cash flows

using the

above mean

actuarial yield
curve.

In

developing

the

expected

long-term

rate

of

return

assumption,

the

Corporation

evaluated

input

from

a

consultant

and

the
Corporation’s

long-term inflation

assumptions and

interest rate

scenarios. Projected

returns are

based on

the same

asset categories

as
the plan using

well-known broad

indexes. Expected

returns are based

on historical

returns with adjustments

to reflect a

more realistic
future return. The Corporation anticipated

that the Plan’s portfolio

would generate a long-term rate of

return of
4.80
% and
4.43
% as of
December 31, 2022 and 2021. Adjustments are done

by categories, taking into consideration current and future

market conditions. The
Corporation also considered

historical returns on

its plan assets to

review the expected

rate of return. The

investment policy statement
for

the

Pension

Plans

includes

the

following:

(i)

liability

hedging

assets

to

reduce

funded

status

risk,

(ii)

diversified

return

seeking
assets to reduce

equity risk,

and (iii) establishes

different glidepaths

specific for

each plan

to systematically reduce

risk as

the funded
status improves.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
189

The following

table presents

information

for

the plans

with a

projected

benefit obligation

and accumulated

benefit obligation

in
excess of plan assets for the years ended December 31, 2022 and 2021:
December 31, 2022 December 31, 2021
(In thousands)
Projected benefit obligation $
48,501
$
195
Accumulated benefit obligation
48,501
195
Fair value of plan assets $
46,398
$
-
The following

table presents

the components

of net

periodic benefit

for the

years ended

December 31,

2022 and

2021, and

for the
period from September 1, 2020 to December 31, 2020:
Affected Line Item
Period from

in the Consolidated September 1, 2020 to
Statements of Income December 31, 2022 December 31, 2021 December 31, 2020
(In thousands)
Net periodic benefit, pension plans:
Interest cost Other expenses $
2,614
$
2,473
$
900
Expected return on plan assets Other expenses
(4,158)
(4,523)
(2,062)
Net periodic benefit, pension plans
(1,544)
(2,050)
(1,162)
Net periodic cost, postretirement plan Other expenses
8
6
2
Net periodic benefit
$
(1,536)
$
(2,044)
$
(1,160)
The following table

presents the weighted-average

assumptions used to determine

the net periodic benefit

for the pension and

other
postretirement

benefit

plans

for

the

years

ended

December

31,

2022

and

2021,

and

for

the

period

from

September

1,

2020

to
December 31, 2020:
Period from

September 1, 2020 to
December 31, 2022 December 31, 2021 December 31, 2020
Discount rate
2.77%
2.36%
2.53%
Expected return on plan assets
4.43%
5.99%
5.98%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
190

The following table presents the changes in pre-tax accumulated other comprehensive income (loss) of the Pension Plans and
Postretirement Benefit Plan as of December 31, 2022, 2021, and 2020:
December 31, 2022 December 31, 2021
Period from
September 1, 2020

to

December 31, 2020
(In thousands)
Accumulated other comprehensive income (loss) at beginning of period,

pension plans
$
5,457
$
(404)
$
-
Net (loss) gain
(3,483)
5,861
(404)
Accumulated other comprehensive income (loss) at end of period, pension plans
1,974
5,457
(404)
Accumulated other comprehensive loss at end of period,

postretirement plan
(61)
(29)
(28)
Accumulated other comprehensive income (loss) at end of period
$
1,913
$
5,428
$
(432)
The following are the pre-tax amounts recognized

in accumulated other comprehensive (loss) income for

the years ended December
31, 2022 and 2021, and for the period from September 1, 2020 to December 31,

2020:
December

31, 2022
December 31, 2021
Period from
September 1, 2020
to December 31,
2020
(In thousands)
Net actuarial (loss) gain, pension plans $
(3,483)
$
5,861
$
(404)
Net actuarial loss, other postretirement benefit plan
(35)
(2)
(28)
Amortization of net loss
3
1
-
Net amount recognized $
(3,515)
$
5,860
$
(432)

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
191

The Pension Plans asset allocations as of December 31, 2022 and 2021 by asset category are as follows:
December 31, 2022 December 31, 2021
Asset category
Investment in funds
97%
98%
Other
3%
2%
100%
100%
As

of

December

31,

2022

and

2021,

substantially

all

of

the

plan

assets

of

$
77.2

million

and

$
103.5

million,

respectively,

were
invested

in

common

collective

trusts,

which

primarily

consist of

equity

securities,

mortgage-backed

securities,

corporate

bonds

and
U.S.

Treasuries.

The

portfolios

in

both

plans

have

been

measured

at

fair

value

using

the

net

asset

value

per

unit

as

a

practical
expedient

as permitted

by ASC

Topic

820 and,

accordingly,

have not

been classified

in the

fair value

hierarchy as

of December

31,
2022.

Determination of Fair Value
The following is a description of the valuation inputs and techniques used to measure the fair value of pension plan assets:

Investment in

Funds -
Investment in

common collective

trusts have

been measured

at fair

value using

the net

assets value

per unit
practical expedient and, accordingly,

have not been classified in the

fair value hierarchy.

Fair value is based on the calculated

net asset
value of shares held by the Plan as reported by the sponsor of the funds.

Interest-Bearing

Deposits

-
Interest-bearing

deposits consist

of

money

market

accounts with

short-term

maturities and,

therefore,
the carrying value approximates fair value.
The Corporation does
no
t expect to contribute to the Pension Plans during 2023.

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

Expected future benefit payments for the plans are as follows:
Amount
(Dollars in thousands)
2023 $
6,436
2024
6,292
2025
5,985
2026
5,999
2027
5,860
2028 through 2031
27,411
$
57,983

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
192
Defined Contribution Plan
In

addition,

FirstBank

provides

contributory

retirement

plans

pursuant

to

Section 1081.01

of

the

Puerto

Rico

Internal

Revenue
Code of

2011

(the “2011

PR Code”)

for Puerto

Rico employees

and Section 401(k)

of the U.S.

Internal Revenue

Code for

USVI and
U.S. employees (the “Plans”).

All of the Corporation’s

full-time employees are

eligible to participate

in the Plans after

completion of
three months

of service

for purposes

of making

elective deferral

contributions and

one year

of service

for purposes

of sharing

in the
Bank’s

matching, qualified

matching, and

qualified non-elective

contributions. The

Bank contributes

a matching

contribution of
fifty
cents for

every dollar

up to

the first
6
% of

the participants’

eligible compensation

that a

participant contributes

to the

Plan on

a pre-
tax basis.
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

December 31,

2022, 2021

and 2020 (USVI

and U.S. employees

- $
20,500

for
2022,

$
19,500

for

2021

and

$
19,500

for

2020).

Additional

contributions

to

the

Plans

may

be

voluntarily

made

by

the

Bank

as
determined

by its

Board of

Directors.
No

additional discretionary

contributions were

made for

the years

ended December

31,

2022,
2021, and 2020.

The Bank had total

plan expenses of

$
3.5

million for the

year ended December

31, 2022 (2021

- $
3.5

million; 2020 -
$
3.0

million).
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

Plans. The

contributory savings

plan assumed

in the

BSPR acquisition
also provided for matching contribution up to
6
% of the employee’s compensation.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
193
NOTE 20 – OTHER NON-INTEREST INCOME

A detail of other non-interest income is as follows for the indicated periods:
Year

Ended December 31,
2022 2021 2020
(In thousands)
Non-deferrable loan fees $
3,167
$
2,990
$
3,750
Mail and cable transmission commissions
3,100
3,116
2,540
Gain from insurance proceeds
-
550
5,000
Net (loss) gain on equity securities
(522)
(102)
38
Gain from sales of fixed assets
924
32
215
Other

9,181
5,843
4,682

Total

$
15,850
$
12,429
$
16,225
NOTE 21 – OTHER NON-INTEREST EXPENSES

A detail of other non-interest expenses is as follows for the indicated periods:
Year

Ended December 31,
2022 2021 2020
(In thousands)
Supplies and printing $
1,505
$
1,830
$
2,391
Amortization of intangible assets
8,816
11,407
5,912
Servicing and processing fees
5,343
5,121
4,696
Insurance and supervisory fees
9,354
9,098
6,324
Provision for operational losses
2,518
5,069
3,390
Other

3,126
2,898
3,105

Total

$
30,662
$
35,423
$
25,818

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
194
NOTE 22 –

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

Puerto

Rico

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
Year

Ended December 31,
2022 2021 2020
(In thousands)
Current income tax expense $
88,296
$
28,469
$
18,421
Deferred income tax expense:

Reversal of deferred tax asset valuation allowance
-
-
(8,000)

Other deferred income tax expense
54,216
118,323
3,629
Total income

tax expense
$
142,512
$
146,792
$
14,050

The differences between the income tax expense applicable to income before the provision for income taxes and the amount
computed by applying the statutory tax rate in Puerto Rico were as follows for the indicated periods:
Year Ended December

31,

2022 2021 2020
Amount
% of Pretax
Income Amount
% of Pretax
Income Amount
% of Pretax
Income
(Dollars in thousands)
Computed income tax at statutory rate $
167,844
37.5
% $
160,431
37.5
% $
43,621
37.5
%
Federal and state taxes
10,268
2.2
%
7,014
1.6
%
4,944
4.2
%
Benefit of net exempt income
(31,266)
(7.0)
%
(20,717)
(4.8)
%
(26,780)
(23.0)
%
Disallowed NOL carryforward resulting from net exempt

income
14,221
3.2
%
8,791
2.0
%
9,054
7.8
%
Deferred tax valuation allowance
(8,410)
(1.9)
%
(13,572)
(3.2)
%
(12,095)
(10.4)
%
Share-based compensation windfall
(1,492)
(0.3)
%
(1,044)
(0.2)
%
157
0.1
%
Other permanent differences
(7,647)
(1.7)
%
(1,185)
(0.3)
%
(387)
(0.3)
%
Tax return to provision adjustments
(519)
(0.1)
%
(406)
(0.1)
%
597
0.5
%
Other-net
(487)
(0.1)
%
7,480
1.7
%
(5,061)
(4.3)
%

Total income tax expense

$
142,512
31.8
% $
146,792
34.2
% $
14,050
12.1
%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
195

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for
financial reporting purposes and their tax bases. Significant components of the Corporation's deferred tax assets and liabilities as of
December 31, 2022 and 2021 were as follows:
December 31,

2022 2021
(In thousands)
Deferred tax asset:

NOL and capital losses carryforward

$
72,485
$
137,860

Allowance for credit losses
104,014
105,917

Alternative Minimum Tax

credits available for carryforward
40,823
37,361

Unrealized loss on OREO valuation
6,462
7,703

Settlement payment-closing agreement
7,031
7,031

Legal and other reserves
6,345
4,576

Reserve for insurance premium cancellations
781
881

Differences between the assigned values and tax bases of assets and liabilities recognized in purchase business combinations
5,665
8,926

Unrealized loss on available-for-sale debt securities, net
100,776
14,181

Other
7,722
4,420

Total gross deferred tax assets
$
352,104
$
328,856
Deferred tax liabilities:

Servicing assets
9,786
10,510

Pension Plan assets
719
2,035

Other
509
506

Total gross deferred tax liabilities
11,014
13,051
Valuation

allowance
(185,506)
(107,323)

Net deferred tax asset
$
155,584
$
208,482
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

date. The determ

ination
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
management assesses

the relative

merits and

risks of

the appropriate

tax treatment

of transactions

considering statutory,

judicial, and
regulatory guidance.
The

net

deferred

tax

asset

of

the

Corporation’s

banking

subsidiary,

FirstBank,

amounted

to

$
155.6

million

as

of

December

31,
2022,

net

of

a

valuation

allowance

of

$
149.5

million,

compared

to

a

net

deferred

tax

asset

of

$
208.4

million,

net

of

a

valuation
allowance

of

$
69.7

million,

as

of

December

31,

2021.

The

decrease

in

the

deferred

tax

assets

was

mainly

driven

by

the

usage

of
NOLs. The

increase in

the valuation

allowance during

2022 was

primarily related

to the

change in

the market

value of

available-for-
sale debt securities. The Corporation maintains a full valuation allowance for its deferred tax assets associated with capital losses carry
forward

and

unrealized

losses

of

available-for-sale

debt

securities.

Thus,

the

change

in

the

market

value

of

available-for-sale

debt
securities resulted in a change in the deferred tax asset and an equal change in the valuation allowance without impacting earnings.
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
196
As of December

31, 2022, approximately

$
279.9

million of the

deferred tax

assets of the

Corporation are

attributable to temporary
differences

or

tax

credit

carryforwards

that

have

no

expiration

date,

compared

to

$
177.9

million

in

2021.

The

valuation

allowance
attributable to

FirstBank’s

deferred tax

assets of $
149.5

million as

of December

31, 2022 is

related to

the change in

the market

value
of available-for-sale

debt securities,

NOLs attributable

to the Virgin

Islands jurisdiction,

and capital

losses. The remaining

balance of
$
36.0

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

As of

December

31,
2022,

of

the

$
72.5

million

of

NOL

and

capital

losses

carryforward,

$
61.2

million,

which

are

fully

valued,

have

expiration

dates
ranging from year

2023 through year

2037. From this

amount, approximately

$
30.5

million expires in

year 2023 and

are not expected
to be realized.
In

2017,

the

Corporation

completed

a

formal

ownership

change

analysis

within

the

meaning

of

Section

382

of

the

U.S.

Internal
Revenue Code

(“Section 382”)

covering a

comprehensive period

and concluded

that an

ownership

change had

occurred during

such
period.

The

Section

382

limitation

has

resulted

in

higher

U.S.

and

USVI

income

tax

liabilities

that

we

would

have

incurred

in

the
absence of such limitation. The Corporation has mitigated

to an extent the adverse effects associated with the

Section 382 limitation as
any

such

tax

paid

in

the

U.S.

or

USVI

can

be

creditable

against

Puerto

Rico

tax

liabilities

or

taken

as

a

deduction

against

taxable
income. However,

our ability

to reduce

our Puerto

Rico tax

liability through

such a

credit or

deduction depends

on our

tax profile

at
each annual taxable

period, which is dependent

on various factors.

For 2022, 2021

and 2020, the Corporation

incurred current income
tax expense

of approximately $
10.3

million, $
6.8

million and $
4.9

million, respectively,

related to its

U.S. operations.

The limitation
did not impact the USVI operations in 2022, 2021 and 2020.

On August

16, 2022,

the Inflation

Reduction Act

of 2022

(the “IRA”)

was signed

into law

in the

United States.

The IRA

includes
various tax

provisions, including

a 1%

excise tax

on stock

repurchases, and

a 15%

corporate alternative

minimum tax

that generally
applies

to

U.S.

corporations

with

average

adjusted

financial

statement

income

over

a

three-year

period

in

excess

of

$1

billion.

The
legislation did

not have

an effect

on the Corporation’s

effective tax

rate in

2022 and

is not expected

to have

a material

impact on our
2023 financial results, including on our annual estimated effective tax rate or on our liquidity.
The Corporation

accounts for uncertain

tax positions under

the provisions of

ASC Topic

740. The Corporation’s

policy is to

report
interest and penalties related to unrecognized

tax positions in income tax expense. As

of December 31, 2022, the Corporation had

$
0.2
million of

accrued interest

and penalties

related to

uncertain tax

positions in

the amount

of $
1.0

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

four years after

a tax return

is due or

filed, whichever

is later; the

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
197
NOTE 23
–
OPERATING

LEASES
The

Corporation

accounts

for

its

leases

in

accordance

with

ASC

842

“Leases”

(“ASC

Topic

842).

The

Corporation’s

operating
leases are primarily

related to the

Corporation’s

branches. Our

leases mainly have

terms ranging

from
two years

to
30 years
, some of
which

include

options

to

extend

the

leases

for

up

to
ten years
.

Liabilities

to

make

future

lease

payments

are

recorded

in

accounts
payable

and

other

liabilities,

while

right-of-use

(“ROU”)

assets

are

recorded

in

other

assets

in

the

Corporation’s

consolidated
statements of

financial condition.

As of

December 31,

2022 and

2021, the

Corporation did

not classify

any of

its leases

as a

finance
lease.

Operating lease cost for the

year ended December 31, 2022

amounted to $
18.4

million (2021 - $
18.2

million; 2020 - $
13.8

million),
and is recorded in occupancy and equipment in the consolidated statements

of income.
Supplemental balance sheet information related to leases as of the indicated

dates was as follows:
As of As of
December 31, December 31,
2022 2021
(Dollars in thousands)
ROU asset $ 78,855 $ 90,319
Operating lease liability $
81,954
$
93,772
Operating lease weighted-average remaining lease term (in years)
7.5
8.0
Operating lease weighted-average discount rate
2.37%
2.24%
Generally,

the

Corporation

cannot

practically

determine

the interest

rate

implicit

in

the lease.

Therefore,

the Corporation

uses

its
incremental borrowing rate as the discount rate for

the lease. See Note 1 – Nature of Business and Summary of

Significant Accounting
Policies for information on how the Corporation determines its incremental borrowing rate.

Supplemental cash flow information related to leases was as follows:
Year Ended Year Ended Year Ended
December 31, December 31, December 31,
2022 2021 2020
(In thousands)
Operating cash flow from operating leases
(1)
$
18,202
$
19,328
$
13,464
ROU assets obtained in exchange for operating lease liabilities

(2) (3)
$
5,744
$
5,833
$
1,328
(1)
Represents cash paid for amounts included in the measurement of operating lease liabilities.
(2)
Represents non-cash activity and, accordingly,

is not reflected in the consolidated statements of cash flows.

For the year ended December 31, 2020 excludes $
52.1

million ROU assets and
related liabilities assumed in the BSPR acquisition.
(3) For the year ended December 31, 2022 and 2021 excludes $
3.0

million and $
1.3

million, respectively, of lease

terminations. For the year ended December 31, 2020, there were no

lease
terminations.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
198

Maturities under operating lease liabilities as of December 31, 2022,

were as follows:
Amount
(In thousands)
2023 $
16,763
2024
16,008
2025
15,096
2026
14,025
2027
5,929
2028 and after
23,025
Total lease payments
90,846
Less: imputed interest
(8,892)
Total present value

of lease liability
$
81,954
Leases Not Yet

Commenced
As of

December 31,

2022, the

Corporation

has additional

operating

leases that

were signed

but have

not yet

commenced with

an
undiscounted contract amount of $
1.1

million, which will have lease terms ranging from
five

to
ten years
.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
199
NOTE 24 – DERIVATIVE

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
As of

December 31,

2022 and

2021, all

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

banking

operations.

The
Corporation

also

reports

as forward

contracts

the mandatory

mortgage

loan

sales commitments

that

it enters

into with

GSEs that
require or

permit net settlement

via a pair-off

transaction or the

payment of

a pair-off

fee. Unrealized gains

(losses) are recognized
as part of mortgage banking activities in the consolidated statements of income

.
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
200

The following table summarizes for derivative instruments their notional amounts, fair values and location in the consolidated
statements of financial condition as of the indicated dates:
Asset Derivatives Liability Derivatives
Notional Amounts (1)
Statements of Financial
Condition Location
Fair Value
Statements of Financial Condition
Location
Fair Value
December 31, December 31, December 31,
2022 2021 2022 2021 2022 2021
(In thousands)
Undesignated economic hedges:
Interest rate contracts:

Interest rate swap agreements

$
9,290
$
12,588
Other assets $
313
$
1,098
Accounts payable and other liabilities $
278
$
1,092

Written interest rate cap agreements
14,500
14,500
Other assets
-
-
Accounts payable and other liabilities
197
8

Purchased interest rate cap agreements
14,500
14,500
Other assets
199
8
Accounts payable and other liabilities
-
-

Interest rate lock commitments
3,225
12,097
Other assets
63
379
Accounts payable and other liabilities
-
-
Forward Contracts:

Sales of TBA GNMA MBS pools
11,000
27,000
Other assets
58
-
Accounts payable and other liabilities
1
78

Forward loan sales commitments
-
12,668
Other assets
-
20
Accounts payable and other liabilities
-
-
$
52,515
$
93,353
$
633
$
1,505
$
476
$
1,178
(1) Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes the effect of derivative instruments on the consolidated statements of income for the indicated
periods:
Gain (or Loss)
Location of Gain (Loss) Year ended
on Derivative Recognized in December 31,
Statements of Income 2022 2021 2020
(In thousands)
Undesignated economic hedges:

Interest rate contracts:

Interest rate swap agreements

Interest income - loans $
28
$
24
$
27

Written and purchased interest rate cap agreements
Interest income - loans
2
-
-

Interest rate lock commitments
Mortgage banking activities
(322)
(687)
576

Forward contracts:

Sales of TBA GNMA MBS pools
Mortgage banking activities
135
114
(54)

Forward loan sales commitments
Mortgage banking activities
(20)
-
(37)

Total (loss) gain on derivatives
$
(177)
$
(549)
$
512
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
As of

December 31,

2022 and

2021, the

Corporation had

not entered

into any

derivative instrument

containing credit

-risk-related
contingent features.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
201

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
owes the counterparty.

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

The cumulative mark

-to-market effect

of credit risk

in the valuation

of derivative

instruments in 2022,

2021 and
2020 was immaterial.

Market risk is

the adverse effect

that a change

in interest rates

or implied volatility

rates has on

the value of

a financial instrument.
The Corporation

manages the

market risk

associated with

interest rate

contracts by

establishing and

monitoring limits

as to

the types
and degree of risk that may be undertaken.

In

accordance

with

the

master

agreements,

in

the

event

of

default,

each

party

has

a

right

of

set-off

against

the

other

party

for
amounts

owed

under

the

related

agreement

and

any

other

amount

or

obligation

owed

with

respect

to

any

other

agreement

or
transaction

between

them.

As

of

December

31,

2022

and

2021,

derivatives

were

overcollateralized.

See

Note

12
–

Securities

Sold
Under Agreements to Repurchase for information on rights of set-off associated to assets sold under agreements to repurchase.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
202
NOTE 25 –

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

Va
luations of

Level 2 assets

and liabilities

are based on

observable inputs

other than Level

1 prices, such

as quoted
prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market
data for substantially the full term of the assets or liabilities.
Level 3

Va
luations of Level 3 assets and

liabilities are based on unobservable

inputs that are supported by

little or no market
activity and

are significant to

the fair value

of the assets

or liabilities. Level

3 assets and

liabilities include financial
instruments

whose value

is determined

by using

pricing models

for

which

the determination

of fair

value

requires
significant management judgment as to the estimation.
Financial Instruments Recorded at Fair Value

on a Recurring Basis
Debt securities available for sale and marketable equity securities held at fair value

The fair

value of

investment securities

was based

on unadjusted

quoted market

prices (as

is the

case with

U.S. Treasury

securities
and equity securities with

readily determinable fair values),

when available (Level 1),

or market prices for comparable

assets (as is the
case with

U.S. agencies

MBS and

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

interest

rate

swaps

and

caps

using

a

discounted

cash

flow

approach

based

on

the

related
LIBOR and swap forward rate for each cash flow.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
203

Assets and liabilities measured at fair value on a recurring basis are summarized below as of

December 31, 2022 and 2021:
As of December 31,

2022
As of December 31, 2021
Fair Value Measurements Using

Fair Value Measurements Using

Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
(In thousands)
Assets:
Debt securities available for sale:
U.S. Treasury securities $
138,875
$
-
$
-
$
138,875
$
148,486
$
-
$
-
$
148,486
Noncallable U.S. agencies debt securities
-
389,787
-
389,787
-
285,028
-
285,028
Callable U.S. agencies debt securities
-
1,963,566
-
1,963,566
-
1,971,954
-
1,971,954
MBS
-
3,098,797
5,794
(1)
3,104,591
-
4,037,209
7,234
(1)
4,044,443
Puerto Rico government obligations
-
-
2,201
2,201
-
-
2,850
2,850
Other investments
-
-
500
500
-
-
1,000
1,000
Equity securities
4,861
-
-
4,861
5,378
-
-
5,378
Derivative assets
-
633
-
633
-
1,505
-
1,505
Liabilities:
Derivative liabilities
-
476
-
476
-
1,178
-
1,178
(1) Related to private label MBS.

The table

below presents

a reconciliation

of the

beginning and

ending balances

of all

assets measured

at fair

value on

a recurring
basis using significant unobservable inputs (Level 3) for the years ended

December 31, 2022, 2021, and 2020:
2022 2021 2020
Level 3 Instruments Only

Securities Available for
Sale
(1)
Securities Available for
Sale
(1)
Securities Available for
Sale
(1)
(In thousands)
Beginning balance $
11,084
$
11,977
$
14,590

Total gains (losses):

Included in other comprehensive income (unrealized)
(401)
1,281
2,403

Included in earnings (unrealized)
(2)
434
136
(1,641)

BSPR securities acquired
-
-
150

Purchases
-
1,000
-

Principal repayments and amortization
(2,622)
(3,310)
(3,525)
Ending balance $
8,495
$
11,084
$
11,977
___________________
(1)

Amounts mostly related to private label MBS.
(2)

Changes in unrealized gains included in earnings were recognized within provision for credit losses - expense (benefit) and relate

to assets still held as of the reporting date.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
204

The tables below present quantitative information for significant assets measured at fair value on a recurring basis using significant
unobservable inputs (Level 3) as of December 31, 2022 and 2021:
December 31,

2022
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average
Minimum

Maximum
(Dollars in thousands)
Available-for-sale

debt securities:

Private label MBS
$
5,794
Discounted cash flows Discount rate
16.2%
16.2%
16.2%
Prepayment rate
1.5%
15.2%
11.8%
Projected cumulative loss rate
0.3%
15.6%
5.6%

Puerto Rico government obligations
$
2,201
Discounted cash flows Discount rate
12.9%
12.9%
12.9%
Projected cumulative loss rate
19.3%
19.3%
19.3%
December 31,

2021
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average
Minimum

Maximum
(Dollars in thousands)
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

this approach, expected

cash flows (interest and

principal) are discounted

at the Treasury

yield curve plus a
spread as of the reporting date and compared to the amortized cost.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
205
Additionally, fair value

is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP.

As of December 31, 2022, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-
recurring basis and still held at December 31, 2022, as shown in the following table:
Carrying value as of December 31,

Related to losses recorded for the Year Ended
December 31,

2022 2021 2020 2022 2021 2020
(In thousands)
Level 3:
Loans receivable

(1)
$
11,437
$
31,534
$
74,197
$
(736)
$
(5,466)
$
(13,737)
OREO
(2)
5,461
9,126
50,248
(917)
(48)
(1,837)
Premises and equipment
(3)
1,242
-
-
(218)
-
-
Level 2:
Loans held for sale $
12,306
$
-
$
-
$
(106)
$
-
$
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

Qualitative information regarding the fair value measurements for Level 3 financial instruments as of December 31, 2022 are as
follows:
December 31, 2022
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
Premises and equipment Market External appraised value

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
206

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial
instruments as of December 31, 2022 and 2021:
Total Carrying Amount
in Statement of
Financial Condition as
of December 31, 2022
Fair Value Estimate as of
December 31, 2022 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money market

investments (amortized cost)
$
480,505
$
480,505
$
480,505
$
-
$
-
Available-for-sale debt securities (fair value)
5,599,520
5,599,520
138,875
5,452,150
8,495
Held-to-maturity debt securities (amortized

cost)
437,537
Less: ACL on held-to-maturity debt securities
(8,286)
Held-to-maturity debt securities, net of

ACL
$
429,251
427,115
-
260,106
167,009
Equity securities (amortized cost)
50,428
50,428
-
50,428
(1)
-
Other equity securities (fair value)
4,861
4,861
4,861
-
-
Loans held for sale (lower of cost or market)
12,306
12,306
-
12,306
-
Loans held for investment (amortized cost)
11,552,825
Less: ACL for loans and finance leases
(260,464)
Loans held for investment, net of ACL $
11,292,361
11,106,809
-
-
11,106,809
MSRs (amortized cost)
29,037
44,710
-
-
44,710
Derivative assets (fair value)
(2)
633
633
-
633
-
Liabilities:
Deposits

(amortized cost)
$
16,143,467
$
16,139,937
$
-
$
16,139,937
$
-
Securities sold under agreements to repurchase

(amortized cost)
75,133
75,230
-
75,230
-
Advances from FHLB (amortized cost)
675,000
674,596
-
674,596
-
Other borrowings (amortized cost)
183,762
187,246
-
-
187,246
Derivative liabilities (fair value)
(2)
476
476
-
476
-
(1) Includes FHLB stock with a carrying value of $
42.9

million, which are considered restricted.
(2) Includes interest rate swap agreements, interest rate caps,

forward contracts, interest rate lock commitments, and forward loan sales commitments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
207
Total Carrying
Amount in Statement
of Financial Condition
as of December 31,
2021
Fair Value Estimate as
of December 31, 2021 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money market

investments (amortized cost)
$
2,543,058
$
2,543,058
$
2,543,058
$
-
$
-
Available-for-sale debt securities (fair value)
6,453,761
6,453,761
148,486
6,294,191
11,084
Held-to-maturity debt securities (amortized

cost)
178,133
Less: ACL on held-to-maturity debt securities
(8,571)
Held-to-maturity debt securities, net of

ACL
$
169,562
167,147
-
-
167,147
Equity securities (amortized cost)
26,791
26,791
-
26,791
(1)
-
Other equity securities (fair value)
5,378
5,378
5,378
-
-
Loans held for sale (lower of cost or market)
35,155
36,147
-
36,147
-
Loans held for investment (amortized cost)
11,060,658
Less: ACL for loans and finance leases
(269,030)
Loans held for investment, net of ACL $
10,791,628
10,900,400
-
-
10,900,400
MSRs (amortized cost)
30,986
42,132
-
-
42,132
Derivative assets (fair value)
(2)
1,505
1,505
-
1,505
-
Liabilities:
Deposits (amortized cost) $
17,784,894
$
17,800,706
$
-
$
17,800,706
$
-
Securities sold under agreements to repurchase

(amortized cost)
300,000
322,105
-
322,105
-
Advances from FHLB (amortized cost)
200,000
202,044
-
202,044
-
Other borrowings (amortized cost)
183,762
177,689
-
-
177,689
Derivative liabilities (fair value)
(2)
1,178
1,178
-
1,178
-
'(1) Includes FHLB stock with a carrying value of $
21.5

million, which are considered restricted.
(2) Includes interest rate swap agreements, interest rate caps,

forward contracts, interest rate lock commitments, and forward loan sales commitments.
The short-term nature

of certain assets and

liabilities result in their

carrying value approximating

fair value. These include

cash and
cash

due

from

banks

and

other

short-term

assets,

such

as

FHLB

stock.

Certain

assets,

the

most

significant

being

premises

and
equipment,

goodwill

and

other

intangible

assets, are

not

considered

financial

instruments

and

are

not

included

above. Accordingly,
this fair

value

information

is not

intended

to, and

does not,

represent

the Corporation’s

underlying

value.

Many of

these assets

and
liabilities that

are subject

to the

disclosure requirements

are not

actively traded,

requiring management

to estimate

fair values.

These
estimates

necessarily

involve

the

use

of

assumptions

and

judgment

about

a

wide

variety

of

factors,

including

but

not

limited

to,
relevancy of market prices of comparable instruments, expected future cash flows,

and appropriate discount rates.
NOTE 26 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition

In accordance with

ASC Topic

606, “Revenue from

Contracts with Customers”

(“ASC Topic

606”), revenues are

recognized when
control

of

promised

goods

or

services

is

transferred

to

customers

and

in

an

amount

that

reflects

the

consideration

to

which

the
Corporation expects to be

entitled in exchange for those

goods or services. At contract

inception, once the contract is

determined to be
within the

scope of

ASC Topic

606, the

Corporation assesses

the goods

or services

that are

promised within

each contract,

identifies
the

respective

performance

obligations,

and

assesses

whether

each

promised

good

or

service

is

distinct.

The

Corporation

then
recognizes

as revenue

the amount

of the

transaction price

that is

allocated to

the respective

performance obligation

when (or

as) the
performance obligation is satisfied.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
208
Disaggregation of Revenue

The following

tables summarize

the Corporation’s

revenue, which

includes net

interest income

on financial

instruments and

non-
interest income, disaggregated by type of service and business segment for the years ended December 31, 2022, 2021 and 2020:
Year ended December

31, 2022:
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial and
Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income
(1)
$
98,920
$
442,624
$
109,822
$
39,600
$
80,485
$
23,842
$
795,293
Service charges and fees on deposit accounts
-
21,906
12,412
-
607
2,898
37,823
Insurance commissions
-
12,733
-
-
15
995
13,743
Merchant-related income
-
6,622
1,483
-
74
1,335
9,514
Credit and debit card fees
-
29,061
85
-
(7)
1,763
30,902
Other service charges and fees
341
4,558
3,397
-
2,113
684
11,093
Not in scope of ASC Topic

606

(1)
15,609
3,577
812
(74)
58
35
20,017

Total non-interest income
15,950
78,457
18,189
(74)
2,860
7,710
123,092
Total Revenue $
114,870
$
521,081
$
128,011
$
39,526
$
83,345
$
31,552
$
918,385
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

606 (1) (2)
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
209
For

2022,

2021,

and

2020,

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

primarily include,

but are not

limited to, overdraft

fees, insufficient

fund fees,

dormant fees,

and monthly

service
charges. Such

fees are recognized

concurrently with

the event at

the time of

occurrence or on

a monthly basis,

in the case

of monthly
service

charges.

These

depository

arrangements

are

considered

day-to-day

contracts

that

do

not

extend

beyond

the

services
performed, as customers have the right to terminate these contracts with no penalty or, if any,

nonsubstantive penalties.
Insurance Commissions
For

insurance

commissions,

which

include

regular

and

contingent

commissions

paid

to

the

Corporation’s

insurance

agency,

the
agreements

contain

a

performance

obligation

related

to

the

sale/issuance

of

the

policy

and

ancillary

administrative

post-issuance
support.

The performance

obligations

are

satisfied

when

the policies

are

issued, and

revenue

is recognized

at

that point

in

time.

In
addition,

contingent

commission

income

may

be

considered

to

be

constrained,

as

defined

under

ASC

Topic

606.

Contingent
commission income is included

in the transaction price

only to the extent that

it is probable that a

significant reversal in the

amount of
cumulative revenue

recognized will

not occur

or payments

are received,

thus, is

recorded in

subsequent periods.

For the

years ended
December

31,

2022,

2021

and

2020,

the

Corporation

recognized

contingent

commission

income

at

the

time

that

payments

were
confirmed and constraints

were released of

$
3.2

million, $
3.3

million, and $
3.3

million, respectively,

which was related to

the volume
of insurance policies sold in the prior year.

Card and processing

income
Card and processing income includes merchant-related income, and credit and debit card fees.

For

merchant-related

income,

the

determination

of

income

recognition

included

the

consideration

of

a

2015

sale

of

merchant
contracts

that

involved

sales

of

point

of

sale

(“POS”)

terminals

and

a

marketing

alliance

under

a

revenue-sharing

agreement.

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
9.2

million and $
8.8

million as of December 31, 2022 and 2021, respectively.
Other Fees

Other fees primarily

include revenues generated

from wire transfers,

lockboxes, bank

issuances of checks

and trust fees

recognized
from

transfer

paying

agent,

retirement

plan,

and

other

trustee

activities.

Revenues

are

recognized

on

a

recurring

basis

when

the
services are rendered and are included as part of other non-interest income in the consolidated statements of income.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
210
Contract Balances
A

contract

liability

is

an

entity’s

obligation

to

transfer

goods

or

services

to

a

customer

in

exchange

for

consideration

from

the
customer.

FirstBank

participates

in

a

merchant

revenue-sharing

agreement

with

another

entity

to

which

the

Bank

sold

its

merchant
contracts

portfolio

and

related

POS

terminals

and

a

growth

agreement

with

an

international

card

service

association

to

expand

the
customer

base

and

enhance

product

offerings.

FirstBank

recognizes

the

revenue

under

these

agreements

over

time,

as

the

Bank
completes its performance obligations.

The following table

shows the balances

of contract liabilities

recognized in relation

to these agreements

and the amount

of revenue
recognized for the years ended December 31, 2022, 2021 and 2020:

2022 2021 2020
(In thousands)
Beginning Balance $
1,443
$
2,151
$
2,476
Less:

Revenue recognized
(602)
(708)
(325)
Ending balance $
841
$
1,443
$
2,151

As of December 31, 2022 and 2021 there were
no

contract assets recorded on the Corporation’s

consolidated financial statements.
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
211
NOTE 27 – SEGMENT INFORMATION
Based upon

the Corporation’s

organizational

structure and

the information

provided to

the Chief

Executive

Officer,

the operating
segments

are

based

primarily

on

the

Corporation’s

lines

of

business

for

its

operations

in

Puerto

Rico,

the

Corporation’s

principal
market,

and

by

geographic

areas

for

its

operations

outside

of

Puerto

Rico.

As

of

December

31,

2022,

the

Corporation

had
six
reportable segments: Mortgage Banking;

Consumer (Retail) Banking; Commercial

and Corporate Banking; Treasury

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

the

Mortgage

Banking,

the

Consumer

(Retail)

Banking,

and

the

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
Significant Accounting Policies.
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

The following tables present information about the reportable segments for the indicated periods:
Mortgage
Banking
Consumer (Retail)
Banking
Commercial
and Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
For the year ended December 31, 2022:
Interest income $
130,185
$
302,631
$
205,888
$
104,215
$
94,782
$
24,913
$
862,614
Net (charge) credit for transfer of funds
(31,265)
173,917
(96,066)
(43,838)
(2,748)
-
-
Interest expense
-
(33,924)
-
(20,777)
(11,549)
(1,071)
(67,321)
Net interest income

98,920
442,624
109,822
39,600
80,485
23,842
795,293
Provision for credit losses - (benefit) expense
(7,643)
57,123
(20,241)
(434)
(3,073)
1,964
27,696
Non-interest income (loss)
15,950
78,457
18,189
(74)
2,860
7,710
123,092
Direct non-interest expenses
23,049
162,663
37,131
3,702
33,365
27,911
287,821

Segment income
$
99,464
$
301,295
$
111,121
$
36,258
$
53,053
$
1,677
$
602,868
Average earnings assets $
2,233,245
$
2,918,800
$
3,626,107
$
7,300,208
$
2,069,030
$
369,504
$
18,516,894

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
212
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
458,608
$
14,201,505

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:
Year Ended

December 31,
2022 2021 2020
(In thousands)
Net income:

Total income for segments

$
602,868
$
620,011
$
281,699
Other operating expenses

(1)
155,284
192,194
165,376
Income before income taxes
447,584
427,817
116,323
Income tax expense
142,512
146,792
14,050

Total consolidated net income
$
305,072
$
281,025
$
102,273
Average assets:
Total average earning assets for segments

$
18,516,894
$
19,235,941
$
14,201,505
Average non-earning assets

861,755
1,067,092
1,031,141

Total consolidated average assets
$
19,378,649
$
20,303,033
$
15,232,646
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
213

The following table presents revenues (interest income plus non-interest income) and selected balance sheet data by geography based on the location in which the transaction was originated as of indicated dates:
2022 2021 2020
(In thousands)
Revenues:

Puerto Rico
$
855,441
$
795,166
$
678,370

United States
97,642
86,157
88,799

Virgin Islands
32,623
34,549
37,039

Total consolidated revenues
$
985,706
$
915,872
$
804,208
Selected Balance Sheet Information:
Total assets:

Puerto Rico
$
16,020,987
$
18,175,910
$
16,091,112

United States
2,213,333
2,189,440
2,117,966

Virgin Islands
400,164
419,925
583,993
Loans:

Puerto Rico
$
9,097,013
$
8,755,434
$
9,367,032

United States
2,088,351
1,948,716
1,993,797

Virgin Islands
379,767
391,663
466,749
Deposits:

Puerto Rico
(1)
$
12,933,570
$
14,113,874
$
12,338,934

United States
(2)
1,623,725
1,928,749
1,622,481

Virgin Islands
1,586,172
1,742,271
1,355,968
(1) For 2022, 2021, and 2020, includes $
1.4

million, $
34.2

million, and $
109.0

million, respectively, of brokered CDs allocated

to Puerto Rico operations.
(2) For 2022, 2021, and 2020 includes $
104.4

million, $
66.2

million, and $
107.1

million, respectively, of brokered CDs

allocated to United States operations.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
214
NOTE 28 – SUPPLEMENTAL

STATEMENT

OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information is as follows for the indicated

periods:
Year Ended

December 31,

2022 2021 2020
(In thousands)
Cash paid for:

Interest on borrowings
$
65,986
$
68,668
$
94,872

Income tax

51,798
15,477
16,713

Operating cash flow from operating leases
18,202
19,328
13,464
Non-cash investing and financing activities:

Additions to OREO
15,350
19,348
7,249

Additions to auto and other repossessed assets
45,607
33,408
36,203

Capitalization of servicing assets
3,122
5,194
4,864

Loan securitizations
141,909
191,434
221,491

Loans held for investment transferred to held for sale
4,632
33,010
10,817

Payable related to unsettled purchases of available-for-sale investment securities
-
-
24,033

ROU asset obtained in exchange for operating lease liabilities
2,733
4,553
1,328
Acquisition
(1)
:

Consideration
$
-
$
584
$
1,280,424

Fair value of assets acquired
-
605
5,561,564

Liabilities assumed
-
-
4,291,674
(1)
Recognized in connection with the BSPR acquisition on September

1, 2020.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
215
NOTE 29 – REGULATORY

MATTERS, COMMITMENTS,

AND CONTINGENCIES
Regulatory Matters
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

31, 2022 and 2021,

the Corporation and

FirstBank exceeded the

minimum regulatory capital

ratios
for

capital

adequacy

purposes

and

FirstBank

exceeded

the

minimum

regulatory

capital

ratios

to

be

considered

a

well

capitalized
institution under

the regulatory framework

for prompt corrective

action. As of

December 31, 2022,

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
216
The regulatory capital position of

the Corporation and the Bank as

of December 31, 2022,

and 2021, which reflects the delay

in the
effect of CECL on regulatory capital, were as follows:
Regulatory Requirements
Actual For Capital Adequacy Purposes
To be Well

-Capitalized
Thresholds

Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
As of December 31, 2022
Total Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,385,866
19.21
% $
993,405
8.0
% N/A N/A %

FirstBank
$
2,346,093
18.90
% $
993,264
8.0
% $
1,241,580
10.0
%
CET1 Capital (to Risk-Weighted Assets)

First BanCorp.
$
2,052,333
16.53
% $
558,790
4.5
% N/A N/A %

FirstBank
$
2,090,832
16.84
% $
558,711
4.5
% $
807,027
6.5
%
Tier I Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,052,333
16.53
% $
745,054
6.0
% N/A N/A %

FirstBank
$
2,190,832
17.65
% $
744,948
6.0
% $
993,264
8.0
%
Leverage ratio

First BanCorp.
$
2,052,333
10.70
% $
767,075
4.0
% N/A N/A %

FirstBank
$
2,190,832
11.43
% $
766,714
4.0
% $
958,392
5.0
%
As of December 31, 2021
Total Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,433,953
20.50
% $
949,637
8.0
% N/A N/A %

FirstBank
$
2,401,390
20.23
% $
949,556
8.0
% $
1,186,944
10.0
%
CET1 Capital (to Risk-Weighted Assets)

First BanCorp.
$
2,112,630
17.80
% $
534,171
4.5
% N/A N/A %

FirstBank
$
2,150,317
18.12
% $
534,125
4.5
% $
771,514
6.5
%
Tier I Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,112,630
17.80
% $
712,228
6.0
% N/A N/A %

FirstBank
$
2,258,317
19.03
% $
712,167
6.0
% $
949,556
8.0
%
Leverage ratio

First BanCorp.
$
2,112,630
10.14
% $
833,091
4.0
% N/A N/A %

FirstBank
$
2,258,317
10.85
% $
832,773
4.0
% $
1,040,967
5.0
%
Cash Restrictions
The Corporation’s

bank subsidiary,

FirstBank, is

required by

the Puerto

Rico Banking

Law to

maintain minimum

average weekly
reserve balances to

cover demand deposits.

The amount of those

minimum average weekly

reserve balances for

the period that

ended
December 31,

2022

was

$
1.1

billion

(2021

-

$
1.2

billion).

As

of

December 31,

2022

and

2021,

the

Bank

complied

with

the
requirement.

Cash

and

due

from

banks

as

well

as

other

highly

liquid

securities

are

used

to

cover

the

required

average

reserve
balances.
As of December

31, 2022, and

as required by

the Puerto Rico

International Banking

Law,

the Corporation maintained

$
0.3

million
in time deposits, related to FirstBank Overseas Corporation, an international banking entity that is a subsidiary of FirstBank.
Commitments

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
217
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

2022 and

2021, were
not significant.

The following table summarizes commitments to extend credit and standby letters of credit as of the indicated dates:
December 31,

2022 2021
(In thousands)
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit:

Construction undisbursed funds
$ 170,639 $ 197,917

Unused personal lines of credit

978,219 1,180,824

Commercial lines of credit

761,634 725,259

Letters of credit:

Commercial letters of credit
68,647 151,140

Standby letters of credit
9,160 4,342
Contingencies
As of

December 31,

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
excess

of

any

accrual)

will

be

incurred

in

connection

with

any

legal

contingencies,

the

Corporation

discloses

an

estimate

of

the
possible loss or

range of loss,

either individually or

in the aggregate,

as appropriate, if

such an estimate can

be made, or

discloses that
an estimate cannot be made. Based on the Corporation’s

assessment as of December 31, 2022, no such disclosures were necessary.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
218
NOTE 30- FIRST BANCORP.

(HOLDING COMPANY

ONLY) FINANCIAL

INFORMATION
The following

condensed financial information

presents the financial

position of

First BanCorp.

at the holding

company level only
as of December 31, 2022

and 2021, and the

results of its operations

and cash flows for

the years ended December

31, 2022, 2021, and
2020:
Statements of Financial Condition
As of December 31,

2022 2021
(In thousands)
Assets
Cash and due from banks $
19,279
$
20,751
Other investment securities
735
285
Investment in First Bank Puerto Rico, at equity
1,464,026
2,247,289
Investment in First Bank Insurance Agency,

at equity
28,770
19,521
Investment in FBP Statutory Trust I
1,951
1,951
Investment in FBP Statutory Trust II
3,561
3,561
Dividends receivable
624
295
Other assets
430
71

Total assets
$
1,519,376
$
2,293,724
Liabilities and Stockholders' Equity
Liabilities:
Other borrowings

$
183,762
$
183,762
Accounts payable and other liabilities
10,074
8,195

Total liabilities
193,836
191,957
Stockholders' equity
1,325,540
2,101,767

Total liabilities and stockholders'

equity
$
1,519,376
$
2,293,724

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
219
Statements of Income

Year

Ended December 31,
2022 2021 2020
(In thousands)
Income

Interest income on money market investments

$
79
$
51
$
71

Dividend income from banking subsidiaries
368,670
98,060
52,707

Dividend income from non-banking subsidiaries
-
30,000
-

Other income
248
154
439

Total income
368,997
128,265
53,217
Expense

Other borrowings
8,253
5,135
6,355

Other operating expenses
1,730
1,929
2,097

Total expense
9,983
7,064
8,452
Gain on early extinguishment of debt
-
-
94
Income before income taxes and equity

in undistributed earnings of subsidiaries
359,014
121,201
44,859
Income tax expense
3,448
2,854
2,429
Equity in undistributed earnings of subsidiaries (distribution in excess of earnings)
(50,494)
162,678
59,843
Net income $
305,072
$
281,025
$
102,273
Other comprehensive (loss) income, net of tax
(720,779)
(139,454)
48,691
Comprehensive (loss) income $
(415,707)
$
141,571
$
150,964

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
220
Statements of Cash Flows
Year Ended December 31,

2022 2021 2020
(In thousands)
Cash flows from operating activities:
Net income $
305,072
$
281,025
$
102,273
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation

148
149
231
Equity in undistributed earnings of subsidiaries
50,494
(162,678)
(59,843)
Gain on early extinguishment of debt
-
-
(94)
Net decrease (increase) in other assets
(688)
1,657
(1,514)
Net increase (decrease) in other liabilities
1,545
3,578
(459)
Net cash provided by operating activities
356,571
123,731
40,594
Cash flows from investing activities:
Purchase of equity securities
(450)
-
-
Return of capital from wholly-owned subsidiaries
(1)
8,000
200,000
-
Net cash provided by investing activities
7,550
200,000
-
Cash flows from financing activities:
Repurchase of common stock
(277,769)
(216,522)
(206)
Repayment of junior subordinated debentures
-
-
(282)
Dividends paid on common stock
(87,824)
(65,021)
(43,416)
Dividends paid on preferred stock
-
(2,453)
(2,676)
Redemption of preferred stock - Series A through E
-
(36,104)
-

Net cash used in financing activities
(365,593)
(320,100)
(46,580)
Net (decrease) increase in cash and cash equivalents
(1,472)
3,631
(5,986)
Cash and cash equivalents at beginning of the year
20,751
17,120
23,106
Cash and cash equivalents at end of year $
19,279
$
20,751
$
17,120
Cash and cash equivalents include:
Cash and due from banks $
19,279
$
20,751
$
10,909
Money market instruments
-
-
6,211
$
19,279
$
20,751
$
17,120
(1) During 2022, FirstBank of Puerto Rico, a wholly-owned subsidiary of First BanCorp., redeemed
0.3

million shares of its preferred stock for a total price of
approximately $
8.0

million.

During 2021, FirstBank of Puerto Rico, a wholly-owned subsidiary of First BanCorp., redeemed
8

million shares of its
preferred stock for a total price of approximately $

million.

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

Reporting is included in Item 8 of

this Form 10-K and incorporated herein
by reference.

The effectiveness of the Corporation’s

internal control over financial reporting as of December

31, 2022 has been audited by Crowe
LLP,

an independent registered

public accounting firm,

as stated in

their report included

in Item 8

of this Annual

Report on Form

10-
K.
Changes in Internal Control over Financial Reporting
There have

been no

changes to

the Corporation’s

internal control

over financial

reporting (as

defined in

Rules 13a-15(f)

and 15d-
15(f)

under

the

Exchange

Act)

during

our

most

recent

quarter

ended

December

31,

2022

that

have

materially

affected,

or

are
reasonably likely to materially affect, the Corporation’s

internal control over financial reporting.
Item 9B. Other Information

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART

III
Item 10. Directors, Executive Officers and Corporate Governance
Information

in

response

to

this

item

is

incorporated

herein

by

reference

from

the

sections

entitled

“Information

With

Respect

to
Nominees Standing for Election as

Directors and With Respect

to Executive Officers of the

Corporation,” “Corporate Governance and
Related Matters,”

“Delinquent Section

16(a) Reports”

and “Audit

Committee Report”

contained in

First BanCorp.’s

definitive Proxy
Statement for use

in connection with its

2023 Annual Meeting

of Stockholders (the “2023

Proxy Statement”) to

be filed with the

SEC
within 120 days of December 31, 2022.
Item 11. Executive Compensation.

Information

in

response

to

this

item

is

incorporated

herein

by

reference

from

the

sections

entitled

“Compensation

Committee
Interlocks

and

Insider

Participation,”

“Compensation

of

Directors,”

“Non-Management

Chairman

and

Specialized

Expertise,”
“Executive Compensation Disclosure –

Compensation Discussion and Analysis,” “Executive

Compensation Tables

and Compensation
Information” and “Compensation Committee Report” in the 2023 Proxy Statement.
Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

Securities authorized for issuance under equity compensation plans

The following table sets forth information about First BanCorp. common stock authorized for issuance under First BanCorp.’s
existing equity compensation plan as of December 31, 2022:
Plan category
(a)
Number of Securities to
be Issued Upon Exercise
of Outstanding Options,
Warrants and Rights
(b)
Weighted Average Exercise
Price of Outstanding
Options, Warrants and
Rights
(c)
Number of Securities
Remaining Available for
Future Issuance Under
Equity Compensation
Plans (Excluding
Securities Reflected in
Column (a))

Equity compensation plans, approved by stockholders

791,923
(1)
$ - 3,830,165
(2)
Equity compensation plans not approved by stockholders N/A N/A N/A
Total 791,923 $ - 3,830,165
(1)
Amount represents unvested performance-based

units granted to executives, with each

unit representing one share of the

Corporation's common stock.

Performance shares will vest on

the
achievement of

a pre-established

performance target

goal at

the end

of a

three-year performance

period.

Refer to

Note 16

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

amended, the Omnibus

Plan provides for the

issuance of up to

14,169,807 shares of common
stock, subject to adjustments for stock splits, reorganization and other similar events.
Additional

information

in

response

to

this

item

is

incorporated

by

reference

from

the

section

entitled

“Security

Ownership

of
Certain Beneficial Owners and Management” in the 2023 Proxy

Statement.
Item 13. Certain Relationships and Related Transactions,

and Director Independence

Information in response to this item is incorporated herein by reference from the sections entitled “Certain Relationships and Related
Person Transactions” and “Corporate

Governance and Related Matters” in the 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Audit Fees
Information

in

response

to

this

item

is

incorporated

herein

by

reference

from

the

section

entitled

“Audit

Fees”

and

“Audit
Committee Report” in the 2023 Proxy Statement.
PART

IV
Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report.

(1) Financial Statements.

The

following

consolidated

financial

statements

of

First

BanCorp.,

together

with

the

reports

thereon

of

First

BanCorp.’s
independent registered

public accounting

firm, Crowe LLP

(PCAOB ID No.

173),

dated February 28,

2023, are included

in Item 8

of
this Annual Report on Form 10-K:

– Report of Crowe LLP,

Independent Registered Public Accounting Firm.

–

Attestation Report of Crowe LLP,

Independent Registered Public Accounting Firm on Internal Control over

Financial
Reporting.
–Consolidated Statements of Financial Condition as of December

31, 2022 and 2021.
–Consolidated Statements of Income for Each of the Three Years

in the Period Ended December 31, 2022.
– Consolidated Statements of Comprehensive (Loss) Income for

Each of the Three Years

in the Period Ended December 31,
2022.
– Consolidated Statements of Cash Flows for Each of the Three Years

in the Period Ended December 31, 2022.
– Consolidated Statements of Changes in Stockholders’ Equity for

Each of the Three Years

in the Period Ended December 31,
2022.
– Notes to the Consolidated Financial Statements.

(2) Financial statement schedules.
All financial schedules have been omitted because they are not applicable or the required information is shown in the financial
statements or notes thereto.

(b) Exhibits listed in the Exhibit Index below are filed herewith as part of this Annual Report on

Form 10-K and are incorporated
herein by reference.
Item 16. Form 10-K Summary

Not applicable.

EXHIBIT INDEX

Exhibit No. Description
3.1
Restated Articles of Incorporation, incorporated by reference from Exhibit 3.1 of the Registration Statement on Form S-
1/A, filed on October 20, 2011.
3.2
Amended and Restated By-Laws, incorporated by reference from Exhibit 3.2 of the Form 8-K, filed on March 31, 2020.
4.1
Description of First BanCorp. capital stock.
10.1*
First BanCorp Omnibus Incentive Plan, as amended, incorporated by reference from Exhibit 99.1 of the Form S-8, filed on
June 21, 2016.
10.2*
10.3*
10.4*
Form of Restricted Stock Award Agreement
Form of First BanCorp Long-Term Incentive Award Agreement, incorporated by reference from Exhibit 10.1 of the Form
10-Q for the quarter ended March 31, 2018, filed on May 10, 2018.
Employment Agreement between First BanCorp and Aurelio Alemán, incorporated by reference from Exhibit 10.6- of the
Form 10-K for the year ended December 31, 1998, filed on March 26, 1999.
10.5*
Amendment No. 1 to Employment Agreement between First BanCorp and Aurelio Alemán, incorporated by reference from
Exhibit 10.2 of the Form 10-Q for the quarter ended March 31, 2009, filed on May 11, 2009.
10.6*
Amendment No. 2 to Employment Agreement between First BanCorp and Aurelio Alemán, incorporated by reference from
Exhibit 10.6 of the Form 10-K for the year ended December 31, 2009, filed on March 2, 2010.
10.7*
Employment Agreement between First BanCorp and Orlando Berges, incorporated by reference from Exhibit 10.1 of the
Form 10-Q for the quarter ended June 30, 2009, filed on August 11, 2009.
10.8*
Letter Agreement between First BanCorp. and Roberto R. Herencia, incorporated by reference from Exhibit 10.1 of the
Form 8-K/A, filed on November 2, 2011.
10.9*
Offer Letter between First BanCorp and Juan Acosta Reboyras, incorporated by reference from Exhibit 10.1 of the Form 8-
K, filed on September 3, 2014.
10.10*
Offer Letter between First BanCorp and Luz A. Crespo, incorporated by reference from Exhibit 10.1 of the Form 8-K, filed on February 9, 2015.
10.11*
Offer Letter between First BanCorp and John A. Heffern, incorporated by reference from Exhibit 10.1 of the Form 8-K, filed on November 1, 2017.
10.12*
Offer Letter between First BanCorp and Daniel E. Frye, incorporated by reference from Exhibit 10.1 of the Form 8-K, filed on August 31, 2018.
10.13*
Offer Letter between First BanCorp and Félix M. Villamil, incorporated by reference from Exhibit 10.1 of the Form 8-K, filed on November 5, 2020.
10.14*
Offer Letter between First BanCorp and Patricia M. Eaves, incorporated by reference from Exhibit 10.1 of the Form 8-K, filed on April 1, 2021.
10.15*
Form of Executive Employment Agreement executed by each executive officer, incorporated by reference from Exhibit
10.1 of the Form 10-Q for the quarter ended June 30, 2018, filed on August 9, 2018.
10.16*
Revised

Non-Management and Non-
Employee

Directors of the Board of Directors Compensation Structure,

incorporated
by reference from Exhibit 10.1 of the Form 10-Q for the quarter ended September 30, 2022, filed on November 8,

2022.
18.1
Preferability letter from Crowe, LLP regarding a change in accounting method dated November 8, 2022, incorporated by reference form Exhibit 18 of the Form 10-Q for the quarter ended September 30, 2022, filed on November 8, 2022.
21.1
List of First BanCorp’s subsidiaries
23.1
Consent of Crowe LLP
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
104
The cover page of First BanCorp. Annual Report on Form

10-K for the year ended December 31, 2022, formatted in

Inline
XBRL (included within the Exhibit 101 attachments)
_____________________________
*Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of

the Securities Exchange Act of

1934, the Corporation has

duly caused this report to

be signed on its behalf

by the
undersigned hereunto duly authorized.
FIRST BANCORP.

By:
/s/ Aurelio Alemán Date: 2/28/2023
Aurelio Alemán
President, Chief Executive Officer and Director
Pursuant

to

the

requirements

of

the

Securities

Exchange

Act

of

1934,

this

report

has

been

signed

by

the

following

persons

on

behalf

of

the
registrant and in the capacities and on the dates indicated.
/s/ Aurelio Alemán Date: 2/28/2023
Aurelio Alemán
President, Chief Executive Officer and Director
/s/ Orlando Berges Date: 2/28/2023
Orlando Berges, CPA
Executive Vice President and Chief Financial Officer
/s/ Roberto R. Herencia Date: 2/28/2023
Roberto R. Herencia,
Director and Chairman of the Board
/s/ Patricia M. Eaves Date: 2/28/2023
Patricia M. Eaves,
Director
/s/ Luz A. Crespo Date: 2/28/2023
Luz A. Crespo,
Director
/s/ Juan Acosta-Reboyras Date: 2/28/2023
Juan Acosta-Reboyras,
Director
/s/ John A. Heffern Date: 2/28/2023
John A. Heffern,
Director
/s/ Daniel E. Frye Date: 2/28/2023
Daniel E. Frye,
Director
/s/ Tracey Dedrick Date: 2/28/2023
Tracey Dedrick,
Director
/s/ Felix Villamil Date: 2/28/2023
Felix Villamil,
Director
/s/ Said Ortiz Date: 2/28/2023
Said Ortiz, CPA
Senior Vice President and Chief Accounting Officer