Form 10-Q
period 2023-03-31
FIRST BANCORP /PR/
filed 2023-05-10
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
____________
FORM
10-Q
(Mark One)
[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2023
or
[ ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________________ to

___________________
COMMISSION FILE NUMBER
001-14793
FIRST BANCORP
.
(EXACT NAME OF REGISTRANT AS SPECIFIED

IN ITS CHARTER)
Puerto Rico

66-0561882
(State or other jurisdiction of
incorporation or organization)
(I.R.S. Employer
Identification No.)
1519 Ponce de León Avenue
,
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
Common stock:
179,788,698

shares outstanding as of May 1, 2023.

FIRST BANCORP.
INDEX PAGE
PART

I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements:
Consolidated

Statements

of

Financial

Condition

(Unaudited)

as

of

March

31,

2023

and

December

31,
2022

5
Consolidated Statements of Income (Unaudited) – Quarters ended

March 31, 2023 and 2022
6
Consolidated Statements of

Comprehensive Income (Loss)

(Unaudited) – Quarters

ended March 31, 2023
and 2022
7
Consolidated Statements of Cash Flows (Unaudited) – Quarters ended

March 31, 2023 and 2022

8
Consolidated

Statements

of

Changes

in

Stockholders’

Equity

(Unaudited)

–

Quarters

ended

March

31,
2023 and 2022
9

Notes to Consolidated Financial Statements (Unaudited)

10
Item 2. Management’s Discussion

and Analysis of Financial Condition and Results of Operations

73
Item 3. Quantitative and Qualitative Disclosures About Market Risk

121
Item 4. Controls and Procedures

121
PART

II. OTHER INFORMATION
Item 1.

Legal Proceedings

122
Item 1A. Risk Factors
122
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds
124
Item 6.

Exhibits

125
SIGNATURES

Forward-Looking Statements
This Quarterly Report on Form 10-Q

(“Form 10-Q”) contains forward-looking statements

within the meaning of Section 27A

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

such forward-looking statements.

Factors that could

cause results to

differ from

those expressed in

the Corporation’s

forward-looking statements

include, but

are not
limited to, risks

described or

referenced in

Part I, Item

1A, “Risk Factors,”

in the Corporation’s

Annual Report

on Form 10-K

for the
year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”)

and the following:
●
the impacts of rising interest

rates and inflation on

the Corporation, including a

decrease in demand for new

loan originations
and refinancings,

increased competition

for borrowers,

attrition in deposits,

a reduction

in the fair

value of the

Corporation’s
debt

securities portfolio,

and an

increase

in non-interest

expenses which

would impact

the Corporation’s

earnings and

may
adversely impact origination volumes, liquidity,

and financial performance;
●
volatility in the

financial services industry,

including failures or

rumored failures of

other depository institutions,

and actions
taken

by

governmental

agencies

to

stabilize

the

financial

system,

which

could

result

in,

among

other

things,

bank

deposit
runoffs and liquidity constraints;
●
the

effect

of

continued

changes

in

the

fiscal

and

monetary

policies

and

regulations

of

the

United

States

(“U.S.”)

federal
government,

the Puerto

Rico government

and other governments,

including those

determined by

the Board

of the Governors
of the Federal Reserve System (the

“Federal Reserve Board”),

the Federal Reserve Bank of New York

(the “New York

FED”
or

the

“FED”),

the

Federal

Deposit

Insurance

Corporation

(the

“FDIC”),

government-sponsored

housing

agencies

and
regulators in Puerto Rico, the U.S., and the U.S. Virgin

Islands (the “USVI) and British Virgin

Islands (the “BVI”);
●
uncertainty as

to the

ability of

the Corporation’s

banking subsidiary,

FirstBank Puerto

Rico (“FirstBank”

or the

“Bank”), to
retain its core

deposits and

generate sufficient

cash flow through

its wholesale funding

sources, such as

securities sold

under
agreements

to

repurchase,

Federal

Home

Loan

Bank

(“FHLB”)

advances,

and

brokered

certificates

of

deposit

(“brokered
CDs”),

which

in

turn

affects

its

ability

to

make

dividend

payments

to

the

Corporation

and

could

result

in

selling

certain
investment securities portfolio at a loss;

●
adverse

changes

in general

economic

conditions

in Puerto

Rico, the

U.S., and

the USVI

and

BVI, including

in the

interest
rate

environment,

unemployment

rates,

market

liquidity,

housing

absorption

rates,

real

estate

markets,

and

U.S.

capital
markets,

which

may

affect

funding

sources,

loan

portfolio

performance

and

credit

quality,

market

prices

of

investment
securities,

and

demand

for

the Corporation’s

products

and services,

and which

may

reduce

the

Corporation’s

revenues and
earnings and the value of the Corporation’s

assets;
●
the impact

of government

financial assistance

for hurricane

recovery and

other disaster

relief on

economic activity

in Puerto
Rico, and the timing and pace of disbursements of funds earmarked for disaster relief;
●
the

long-term

economic

and

other

effects

of

the

COVID-19

pandemic

and

their

impact

on

the

Corporation’s

business,
operations, and financial condition;
●
the ability

of the

Corporation,

FirstBank,

and

third-party

service providers

to identify

and prevent

cyber-security

incidents,
such

as

data

security

breaches,

ransomware,

malware,

“denial

of

service”

attacks,

“hacking,”

identity

theft,

and

state-
sponsored cyberthreats, and

the occurrence of and

response to any,

such as a recent security

incident at one of our

third-party
vendors, which may

result in misuse

or misappropriation of

confidential or proprietary

information, disruption,

or damage to
our systems or those of third-party service providers, increased costs and losses or an adverse effect to our reputation;

●
general competitive

factors and other

market risks as

well as the

implementation of

strategic growth opportunities,

including
risks, uncertainties, and other factors or events related to any business acquisitions or dispositions;
●
uncertainty as

to the

implementation of

the debt

restructuring plan

of Puerto

Rico (“Plan

of Adjustment”

or “PoA”)

and the
fiscal plan

for Puerto

Rico as

certified

on April

3, 2023

(the “2023

Fiscal Plan”)

by the

oversight

board established

by the
Puerto Rico

Oversight, Management,

and Economic

Stability Act

(“PROMESA”),

or any

revisions to

it, on

our clients

and
loan portfolios, and any potential impact from future economic or political developments and tax regulations in Puerto Rico;

●
the

impact

of

changes

in

accounting

standards,

or

assumptions

in

applying

those

standards,

on

forecasts

of

economic
variables considered for the determination of the allowance for credit losses (“ACL”);
● the ability of FirstBank to realize the benefits of its net deferred tax assets;
●
environmental, social, and governance matters, including our climate-related initiatives and commitments;
●
the impacts

of natural

or man-made

disasters, widespread

health emergencies,

geopolitical conflicts

(including

the ongoing
conflict

in

Ukraine),

terrorist

attacks,

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
●
the

risk

that

additional

portions

of

the

unrealized

losses in

the

Corporation’s

debt

securities portfolio

are

determined

to

be
credit-related,

resulting

in

additional

charges

to

the

provision

for

credit

losses

on

the

Corporation’s

available-for-sale

debt
securities portfolio;

●
the impacts of applicable legislative, tax, or regulatory changes on the Corporation’s financial condition

or performance;
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
●
any need to recognize impairments on the Corporation’s

financial instruments, goodwill, and other intangible assets;
●
the risk

that the

impact

of the

occurrence

of any

of these

uncertainties on

the Corporation’s

capital would

preclude

further
growth of FirstBank and preclude the Corporation’s

Board of Directors (the “Board”) from declaring dividends; and
●
uncertainty as

to whether

FirstBank will

be able

to continue

to satisfy

its regulators

regarding,

among other

things, its

asset
quality,

liquidity

plans,

maintenance

of

capital

levels,

and

compliance

with

applicable

laws,

regulations

and

related
requirements.

The Corporation does not undertake, and

specifically disclaims any obligation to update any

“forward-looking statements” to reflect
occurrences

or

unanticipated

events

or

circumstances

after

the

date

of

such

statements,

except

as

required

by

the

federal

securities
laws.

  FIRST BANCORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
March 31, 2023 December 31, 2022
(In thousands, except for share information)
ASSETS
Cash and due from banks $
822,542
$
478,480
Money market investments:
Time deposits with other financial institutions
300
300
Other short-term investments
759
1,725
Total money market investments
1,059
2,025
Available-for-sale debt securities, at fair value:
Securities pledged with creditors’ rights to repledge
181,009
81,103
Other available-for-sale debt securities
5,408,247
5,518,417
Total available-for-sale debt securities, at fair value (amortized cost of $
6,300,696

as of March 31, 2023, and
$
6,398,197

as of December 31, 2022; ACL of $
449

as of March 31, 2023 and $
458

as of December 31, 2022)
5,589,256
5,599,520
Held-to-maturity debt securities, at amortized cost, net of ACL of $
7,646

as of March 31, 2023 and $
8,286
as of December 31, 2022 (fair value of $
419,752

as of March 31, 2023 and $
427,115

as of December 31, 2022)
423,749
429,251
Equity securities
66,714
55,289
Total investment securities
6,079,719
6,084,060
Loans, net of ACL of $
265,567

as of March 31, 2023 and

$
260,464

as of December 31, 2022
11,312,418
11,292,361
Mortgage loans held for sale, at lower of cost or market
15,183
12,306
Total loans, net
11,327,601
11,304,667
Accrued interest receivable on loans and investments
63,841
69,730
Premises and equipment, net
137,580
142,935
Other real estate owned (“OREO”)
32,862
31,641
Deferred tax asset, net
154,780
155,584
Goodwill
38,611
38,611
Other intangible assets
19,073
21,118
Other assets
299,446
305,633
Total assets $
18,977,114
$
18,634,484
LIABILITIES
Non-interest-bearing deposits $
6,024,304
$
6,112,884
Interest-bearing deposits
10,027,661
10,030,583
Total deposits
16,051,965
16,143,467
Short-term securities sold under agreements to repurchase
172,982
75,133
Advances from the FHLB:
Short-term
425,000
475,000
Long-term
500,000
200,000
Total advances from the FHLB
925,000
675,000
Other long-term borrowings
183,762
183,762
Accounts payable and other liabilities
237,812
231,582
Total liabilities
17,571,521
17,308,944
Commitments and contingencies (See Note 22)
(nil) (nil)
STOCKHOLDERS’ EQUITY
Common stock, $
0.10

par value,
2,000,000,000

shares authorized;
223,663,116

shares issued;
179,788,698
shares outstanding as of March 31, 2023

and
182,709,059

as of December 31, 2022
22,366
22,366
Additional paid-in capital
959,912
970,722
Retained earnings, includes legal surplus reserve of $
168,484
1,688,176
1,644,209
Treasury stock (at cost) of
43,874,418

shares as of March 31, 2023 and
40,954,057

shares as of December 31, 2022
(547,311)
(506,979)
Accumulated other comprehensive loss, net of tax of $
8,468
(717,550)
(804,778)
Total stockholders’ equity
1,405,593
1,325,540
Total liabilities and stockholders’ equity $
18,977,114
$
18,634,484
The accompanying notes are an integral part of these statements.

  FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Quarter Ended March 31,
2023 2022
(In thousands, except per share information)
Interest and dividend income:

Loans
$
210,636
$
173,787

Investment securities
27,110
23,247

Money market investments and interest-bearing cash accounts
4,650
820

Total interest and dividend income
242,396
197,854
Interest expense:

Deposits
29,885
7,652

Securities sold under agreements to repurchase:

Short-term
1,069
-

Long-term
-
2,182

Advances from the FHLB:

Short-term
4,341
-

Long-term
2,835
1,063

Other long-term borrowings
3,381
1,333

Total interest expense
41,511
12,230

Net interest income
200,885
185,624
Provision for credit losses - expense (benefit):

Loans and finance leases
16,256
(16,989)

Unfunded loan commitments
(105)
(178)

Debt securities
(649)
3,365

Provision for credit losses - expense (benefit)
15,502
(13,802)

Net interest income after provision for credit losses
185,383
199,426
Non-interest income:

Service charges and fees on deposit accounts
9,541
9,363

Mortgage banking activities
2,812
5,206

Insurance commission income
4,847
5,275

Card and processing income
10,918
9,681

Other non-interest income
4,400
3,333

Total non-interest income

32,518
32,858
Non-interest expenses:

Employees’ compensation and benefits
56,422
49,554

Occupancy and equipment
21,186
22,386

Business promotion
3,975
3,463

Professional service fees
11,973
10,594

Taxes, other than

income taxes
5,112
5,018

FDIC deposit insurance
2,133
1,673

Net gain on OREO operations
(1,996)
(720)

Credit and debit card processing expenses
5,318
4,121

Communications
2,216
2,151

Other non-interest expenses
8,929
8,419

Total non-interest expenses
115,268
106,659
Income before income taxes
102,633
125,625
Income tax expense
31,935
43,025
Net income

$
70,698
$
82,600
Net income attributable to common stockholders

$
70,698
$
82,600
Net income per common share:

Basic
$
0.39
$
0.42

Diluted
$
0.39
$
0.41
The accompanying notes are an integral part of these statements.

  FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(LOSS)
(Unaudited)
Quarter Ended March 31,
2023 2022
(In thousands)
Net income

$
70,698
$
82,600
Other comprehensive income (loss), net of tax:
Available-for-sale debt securities:
Net unrealized holding gains (losses) on debt securities
87,228
(331,834)
Other comprehensive income (loss) for the period, net of tax
87,228
(331,834)

Total comprehensive income (loss) $
157,926
$
(249,234)
The accompanying notes are an integral part of these statements.

  FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Quarter Ended March 31,

2023 2022
(In thousands)
Cash flows from operating activities:
Net income

$
70,698
$
82,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
5,080
5,872
Amortization of intangible assets
2,045
2,286
Provision for credit losses - expense (benefit)
15,502
(13,802)
Deferred income tax expense
1,564
31,707
Stock-based compensation
2,075
1,182
Unrealized loss (gain) on derivative instruments
3
(618)
Net gain on disposals or sales, and impairments of premises and equipment and other assets
(8)
(26)
Net gain on sales of loans and valuation adjustments
(766)
(2,461)
Net amortization of discounts, premiums, and deferred loan fees and costs
283
(2,933)
Originations and purchases of loans held for sale
(38,500)
(86,802)
Sales and repayments of loans held for sale
34,836
93,739
Amortization of broker placement fees
44
35
Net amortization of premiums and discounts on investment securities
630
1,690
Decrease in accrued interest receivable
8,566
3,919
Increase (decrease) in accrued interest payable
3,752
(906)
(Increase) decrease in other assets
168
352
Increase (decrease) increase in other liabilities
9,443
(1,000)

Net cash provided by operating activities
115,415
114,834
Cash flows from investing activities:
Net disbursements on loans held for investment
(71,193)
(48,370)
Proceeds from sales of loans held for investment
2,552
1,306
Proceeds from sales of repossessed assets
12,347
9,361
Purchases of available-for-sale debt securities
-
(497,327)
Proceeds from principal repayments and maturities of available-for-sale debt securities
113,218
208,397
Proceeds from principal repayments and maturities of held-to-maturity debt securities
6,652
400
Additions to premises and equipment
(1,689)
(6,764)
Proceeds from sales of premises and equipment and other assets
8
26
Net purchases of other investments securities
(11,360)
(21)

Net cash provided by (used in) investing activities
50,535
(332,992)
Cash flows from financing activities:
Net decrease in deposits
(92,354)
(456,211)
Net proceeds from short-term borrowings
47,849
-
Repayments of long-term borrowings
-
(100,000)
Proceeds from long-term borrowings
300,000
-
Repurchase of outstanding common stock
(53,217)
(52,713)
Dividends paid on common stock
(25,132)
(19,727)

Net cash provided by (used in) financing activities
177,146
(628,651)
Net increase (decrease) in cash and cash equivalents
343,096
(846,809)
Cash and cash equivalents at beginning of year
480,505
2,543,058
Cash and cash equivalents at end of period $
823,601
$
1,696,249
Cash and cash equivalents include:
Cash and due from banks $
822,542
$
1,694,066
Money market investments
1,059
2,183
$
823,601
$
1,696,249
The accompanying notes are an integral part of these statements.

  FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY
(Unaudited)
Quarter Ended March 31,
2023 2022
(In thousands, except per share information)
Common Stock $
22,366
$
22,366
Additional Paid-In Capital:

Balance at beginning of period
970,722
972,547

Stock-based compensation expense
2,075
1,182

Common stock reissued under stock-based compensation plan
(13,139)
(6,980)

Restricted stock forfeited
254
22

Balance at end of period
959,912
966,771
Retained Earnings:

Balance at beginning of period
1,644,209
1,427,295

Impact of adoption of Accounting Standards Update (“ASU”)

2022-02 (See Note 1)
(1,357)
-

Net income

70,698
82,600

Dividends on common stock (2023 - $
0.14

per share; 2022 - $
0.10

per share)
(25,374)
(19,900)

Balance at end of period
1,688,176
1,489,995
Treasury Stock (at cost) (See Note 1) :

Balance at beginning of period
(506,979)
(236,442)

Common stock repurchases (See Note 14)
(53,217)
(52,713)

Common stock reissued under stock-based compensation plan
13,139
6,980

Restricted stock forfeited
(254)
(22)

Balance at end of period
(547,311)
(282,197)
Accumulated Other Comprehensive Loss, net of tax:

Balance at beginning of period
(804,778)
(83,999)

Other comprehensive income (loss), net of tax
87,228
(331,834)

Balance at end of period
(717,550)
(415,833)

Total stockholders’ equity
$
1,405,593
$
1,781,102
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
INDEX TO NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
PAGE
Note 1 –
Basis of Presentation and Significant Accounting Policies

11
Note 2 – Debt Securities
13
Note 3 – Loans Held for Investment
23
Note 4 – Allowance for Credit Losses for Loans and Finance Leases
40
Note 5 – Other Real Estate Owned
42
Note 6 – Goodwill and Other Intangibles
43
Note 7 – Non-Consolidated Variable Interest Entities (“VIEs”) and Servicing Assets
44
Note 8 – Deposits
48
Note 9 – Securities Sold Under Agreements to Repurchase (Repurchase Agreements)
49
Note 10 – Advances from the Federal Home Loan Bank (“FHLB”)
50
Note 11 – Other Long-Term Borrowings
50
Note 12 – Earnings per Common Share
51
Note 13 – Stock-Based Compensation
52
Note 14 – Stockholders’ Equity
55
Note 15 – Accumulated Other Comprehensive Loss
57
Note 16 – Employee Benefit Plans
57
Note 17 – Income Taxes
58
Note 18 – Fair Value
60
Note 19 – Revenue from Contracts with Customers
64
Note 20 – Segment Information
66
Note 21 – Supplemental Statement of Cash Flows Information
68
Note 22 – Regulatory Matters, Commitments, and Contingencies
69
Note 23 – First BanCorp. (Holding Company Only) Financial Information
72

NOTE 1 – BASIS

OF PRESENTATION AND

SIGNIFICANT

ACCOUNTING

POLICIES

The

Consolidated Financial

Statements (unaudited)

for

the

quarter

ended

March

31,

2023

(the

“unaudited consolidated

financial
statements”)

of

First

BanCorp.

(the

“Corporation”)

have

been

prepared

in

conformity

with

the

accounting

policies

stated

in

the
Corporation’s Audited

Consolidated

Financial

Statements

for the fiscal

year ended December

31, 2022 (the

“audited consolidated

financial
statements”)

included

in the 2022

Annual Report

on Form

10-K, as

updated

by the information

contained

in this

report.

Certain information
and note disclosures

normally included

in the financial

statements

prepared in accordance

with generally

accepted accounting

principles

in
the United States

of America

(“GAAP”)

have been condensed

or omitted

from these statements

pursuant to

the rules and

regulations

of the
SEC and, accordingly, these financial statements

should be read in conjunction with the audited consolidated

financial statements,

which
are included in the 2022 Annual Report on Form 10-K. All adjustments

(consisting only of normal

recurring adjustments)

that are, in the
opinion of management,

necessary for

a fair presentation

of the statement

of financial

position, results

of operations

and cash flows for

the
interim

periods

have been

reflected.

All significant

intercompany

accounts

and transactions

have been

eliminated

in consolidation.
The results of operations

for the quarter ended

March 31, 2023

are not necessarily

indicative

of the results to be expected

for the entire
year.
Adoption

of New Accounting

Requirements
Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments

– Credit

Losses (Topic 326):

Troubled Debt

Restructurings
and Vintage Disclosures”
Effective

January

1,

2023,

the

Corporation

adopted

ASU

2022-02,

which

removed

the

existing

measurement

and

disclosure
requirements

for Troubled

Debt Restructured

(“TDR”) loans,

added additional

disclosure

requirements

related to

modifications

provided

to
borrowers experiencing

financial difficulty

regardless of whether

the refinancing

is accounted for as a new loan,

and amends the guidance
on vintage

disclosures

to require

disclosure

of gross

charge-offs by

year of

origination.

Prior to

adoption,

a change

in contractual

terms of

a
loan where a borrower

was experiencing

financial difficulty

and received

a concession

not available

through other

sources was required

to
be disclosed

as a TDR, whereas

now a borrower

that is experiencing

financial

difficulty

and there

has been a direct

change to the

timing or
amount of contractual

cash flows in the form of principal

forgiveness, interest

rate reduction,

an other-than-insignificant

payment delay, a
term extension,

or any combination

of these types of loan modifications

in the current period

needs to be disclosed. ASU

2022-02 did not
amend the

definition

of financial

difficulty.

Modifications

of receivables are within the scope of ASU 2022-02 if they are accounted for in accordance with Accounting

Standards
Codification (“ASC”)

310-20.

As

such,

finance

leases

are

not

within

the

scope

of

ASU

2022-02.

Such

modifications are

evaluated
following the requirements in

ASC 310-20

to determine whether

they should

be accounted

for as

a

new loan

or

a

continuation of the
existing

loan.

ASU 2022-02 also eliminated

the requirement

to use a discounted cash flow method

for TDRs for the determination

of the ACL, and
allows

the

option

of

a

non-discounted cash

flow

portfolio-based approach

for

modified

loans

to

borrowers

experiencing

financial
difficulties.
The

Corporation

elected

to

apply

a

non-discounted

cash

flow,

portfolio-based ACL

approach

for

modified

loans

to

borrowers
experiencing

financial

difficulties

for all

portfolios,

using a modified

retrospective

transition

method.

The adoption

resulted

in a net

increase
to

the ACL

of

approximately $
2.1

million and

a

decrease to

retained earnings of

approximately $
1.3

million, after tax,

predominantly
driven by residential

mortgage

loans. The

amount of

defined modifications

given to borrowers

experiencing

financial

difficulty

is disclosed
in Note

3 – Loans

Held for

Investment,

along with

the financial

impact of

those modifications.
The Corporation

was not

impacted

by the adoption

of the following

ASUs during

the first

quarter of

2023:
●
ASU 2022-01,

“Derivatives

and Hedging

(Topic 815): Fair

Value Hedging – Portfolio

Layer Method”
●
ASU 2021-08, “Business

Combinations

(Topic 805): Accounting for Contract

Assets and Contract Liabilities

From Contracts
With Customers”

Recently Issued Accounting Standards Not Yet

Effective or Not Yet

Adopted
Standard Description Effective Date Effect on the financial statements
ASU 2023-02, "Investments -
Equity Method and Joint Ventures
(Topic 323): Accounting for
Investments in Tax Credit
Structures Using the Proportional
Amortization Method"
In March 2023, the FASB issued
ASU 2023-02 which, among other
things, allows tax equity
investments, regardless of the tax
credit program from which the
income tax credits are received, to
be accounted for using the
proportional amortization method if
certain conditions are met and
requires specific disclosures of
such investments. The election
needs to be made on a tax-credit-
program-by-tax-credit-program
basis.
January 1, 2024. Early adoption is
permitted in any interim period.
The Corporation does not expect to
be impacted by the amendments of
this ASU since it does not hold tax
equity investments.
ASU 2023-01, "Leases (Topic
842): Common Control
Arrangements"
In March 2023, the FASB issued
ASU 2023-01 which, among other
things, generally requires a lessee
in a common-control lease
arrangement to amortize leasehold
improvements over the useful life
regardless of the lease term, subject
to certain exceptions. In addition, a
lessee that no longer controls the
use of the underlying asset will
account for the transfer of the
underlying asset as an adjustment
to equity.
January 1, 2024. Early adoption is
permitted for both interim and
annual financial statements that
have not yet been made available
for issuance.
The Corporation is evaluating the
impact that this ASU will have on its
financial statements. The
Corporation does not expect to be
materially impacted by the adoption
of this ASU during the first quarter
of 2024.
For

other

issued

accounting

standards

not

yet

effective

or

not

yet

adopted,

see

Note

1

–

Nature

of

Business

and

Summary

of
Significant Accounting Policies, to the audited consolidated financial statements included in the 2022 Annual Report on Form 10-K.

NOTE 2 – DEBT SECURITIES
Available-for-Sale

Debt Securities
The amortized

cost, gross

unrealized gains

and losses,

ACL, estimated

fair value,

and weighted-average

yield of

available-for-sale
debt securities by contractual maturities as of March 31, 2023 were as follows:
March 31, 2023
Amortized cost
(1)
Gross
ACL Fair value
Unrealized Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:

Due within one year
$
27,744
$
-
$
890
$
-
$
26,854
0.61

After 1 to 5 years
120,916
-
7,348
-
113,568
0.69
U.S. government-sponsored entities (“GSEs”) obligations:

Due within one year
189,174
-
5,100
-
184,074
0.42

After 1 to 5 years
2,349,522
22
190,986
-
2,158,558
0.84

After 5 to 10 years
41,916
8
4,998
-
36,926
1.64

After 10 years
11,625
27
-
-
11,652
5.15
Puerto Rico government obligations:

After 10 years
(2)
3,302
-
733
366
2,203
-
United States and Puerto Rico government obligations
2,744,199
57
210,055
366
2,533,835
0.83
Mortgage-backed securities (“MBS”):

Residential MBS:

Freddie Mac (“FHLMC”) certificates:

After 1 to 5 years
10,023
-
454
-
9,569
1.98

After 5 to 10 years
187,007
-
15,912
-
171,095
1.56

After 10 years
1,068,680
-
170,021
-
898,659
1.41

1,265,710
-
186,387
-
1,079,323
1.44

Ginnie Mae (“GNMA”) certificates:

Due within one year
3
-
-
-
3
2.42

After 1 to 5 years
23,293
-
1,253
-
22,040
1.31

After 5 to 10 years
33,939
-
2,720
-
31,219
1.69

After 10 years
225,680
119
24,080
-
201,719
2.58
282,915
119
28,053
-
254,981
2.37

Fannie Mae (“FNMA”) certificates:

After 1 to 5 years
24,446
-
1,249
-
23,197
1.72

After 5 to 10 years
353,397
-
28,963
-
324,434
1.74

After 10 years
1,133,757
104
168,025
-
965,836
1.37

1,511,600
104
198,237
-
1,313,467
1.47

Collateralized mortgage obligations issued or

guaranteed by the FHLMC, FNMA and

GNMA (“CMOs”):

After 10 years
296,022
-
52,540
-
243,482
1.49

Private label:

After 10 years
7,695
-
2,210
83
5,402
7.25
Total Residential MBS
3,363,942
223
467,427
83
2,896,655
1.55

Commercial MBS:

After 1 to 5 years
27,584
7
4,551
-
23,040
2.27

After 5 to 10 years
44,584
-
4,929
-
39,655
1.90

After 10 years
120,387
-
24,316
-
96,071
1.23
Total Commercial MBS
192,555
7
33,796
-
158,766
1.53
Total MBS
3,556,497
230
501,223
83
3,055,421
1.54
Total available-for-sale debt securities $
6,300,696
$
287
$
711,278
$
449
$
5,589,256
1.23
(1) Excludes accrued interest receivable on available-for-sale debt securities that totaled $
10.7

million as of March 31, 2023 reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Consists of a residential pass-through MBS issued by the Puerto Rico Housing Finance Authority (“PRHFA”) that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010 and is in nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.

The amortized

cost, gross

unrealized gains

and losses,

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
U.S. GSEs’ obligations:

Due within one year
129,018
-
4,036
-
124,982
0.32

After 1 to 5 years
2,395,273
22
227,724
-
2,167,571
0.83

After 5 to 10 years
56,251
13
7,670
-
48,594
1.54

After 10 years
12,170
36
-
-
12,206
4.62
Puerto Rico government obligations:

After 10 years
(2)
3,331
-
755
375
2,201
-
United States and Puerto Rico government obligations
2,744,902
71
250,169
375
2,494,429
0.83
MBS:

Residential MBS:

FHLMC certificates:

After 1 to 5 years
4,235
-
169
-
4,066
2.33

After 5 to 10 years
201,072
-
18,709
-
182,363
1.55

After 10 years
1,092,289
-
186,558
-
905,731
1.38
1,297,596
-
205,436
-
1,092,160
1.41

GNMA certificates:

Due within one year
5
-
-
-
5
1.73

After 1 to 5 years
15,508
-
622
-
14,886
2.00

After 5 to 10 years
45,322
1
3,809
-
41,514
1.31

After 10 years
232,632
51
27,169
-
205,514
2.47
293,467
52
31,600
-
261,919
2.27

FNMA certificates:

After 1 to 5 years
9,685
-
521
-
9,164
1.76

After 5 to 10 years
358,346
-
31,620
-
326,726
1.68

After 10 years
1,186,635
124
186,757
-
1,000,002
1.38

1,554,666
124
218,898
-
1,335,892
1.45

CMOs:

After 10 years
302,232
-
56,539
-
245,693
1.44

Private label:

After 10 years
7,903
-
2,026
83
5,794
6.83
Total Residential MBS
3,455,864
176
514,499
83
2,941,458
1.52

Commercial MBS:

After 1 to 5 years
30,578
-
4,463
-
26,115
2.43

After 5 to 10 years
44,889
-
5,603
-
39,286
1.89

After 10 years
121,464
-
23,732
-
97,732
1.23
Total Commercial MBS
196,931
-
33,798
-
163,133
1.56
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
(2) Consists of a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010 and is in nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.

Maturities

of

available-for-sale

debt

securities

are

based

on

the

period

of

final

contractual

maturity.

Expected

maturities

might
differ

from

contractual

maturities

because

they

may

be

subject

to

prepayments

and/or

call

options.

The

weighted-average

yield

on
available-for-sale

debt

securities

is

based

on

amortized

cost

and,

therefore,

does

not

give

effect

to

changes

in

fair

value.

The

net
unrealized

gain

or

loss

on

available-for-sale

debt

securities

is

presented

as

part

of

other

comprehensive

loss

in

the

consolidated
statements of financial condition.
The

following

tables

present

the

fair

value

and

gross

unrealized

losses

of

the

Corporation’s

available-for-sale

debt

securities,
aggregated by

investment category

and length of

time that individual

securities have

been in a

continuous unrealized

loss position, as
of March 31, 2023 and December 31, 2022. The tables also include debt securities for which an ACL was recorded.
As of March 31, 2023
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)
Debt securities:
U.S. Treasury and U.S. GSEs’

obligations
$
17,615
$
611
$
2,496,925
$
208,711
$
2,514,540
$
209,322
Puerto Rico government obligations
-
-
2,203
733
(1)
2,203
733

MBS:

Residential MBS:

FHLMC
21,354
710
1,057,950
185,677
1,079,304
186,387

GNMA
45,949
868
197,581
27,185
243,530
28,053

FNMA
41,186
1,741
1,262,700
196,496
1,303,886
198,237

CMOs
10,596
117
232,886
52,423
243,482
52,540

Private label
-
-
5,402
2,210
(1)
5,402
2,210

Commercial MBS
3,833
220
148,640
33,576
152,473
33,796
$
140,533
$
4,267
$
5,404,287
$
707,011
$
5,544,820
$
711,278
7923
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of March 31, 2023, the

PRHFA bond and private label MBS

had an ACL of $
0.4

million and
$
0.1

million, respectively.
As of December 31, 2022
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)
Debt securities:
U.S. Treasury and U.S. GSEs’

obligations
$
298,313
$
18,057
$
2,174,724
$
231,357
$
2,473,037
$
249,414
Puerto Rico government obligations
-
-
2,201
755
(1)
2,201
755

MBS:

Residential MBS:

FHLMC
260,524
45,424
831,637
160,012
1,092,161
205,436

GNMA
74,829
3,433
179,854
28,167
254,683
31,600

FNMA
405,977
49,479
920,200
169,419
1,326,177
218,898

CMOs
45,370
6,735
200,323
49,804
245,693
56,539

Private label
-
-
5,794
2,026
(1)
5,794
2,026

Commercial MBS
30,179
2,215
132,953
31,583
163,132
33,798
$
1,115,192
$
125,343
$
4,447,686
$
673,123
$
5,562,878
$
798,466
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of December 31, 2022, the

PRHFA bond and private label MBS

had an ACL of $
0.4

million
and $
0.1

million, respectively.

Assessment for Credit Losses
Debt securities

issued by

U.S. government

agencies,

U.S. GSEs,

and

the U.S.

Treasury,

including

notes and

MBS, accounted

for
substantially

all of

the total

available-for-sale

portfolio

as of

March 31,

2023, and

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

2023.

The
Corporation’s

credit loss

assessment was

concentrated mainly

on private

label MBS

and on

Puerto Rico

government debt

securities,
for which credit losses are evaluated on a quarterly basis.
The

Corporation’s

available-for-sale

MBS

portfolio

included

private

label

MBS

with

a

fair

value

of

$
5.4

million,

which

had
unrealized losses

of approximately

$
2.3

million as

of March

31, 2023,

of which

$
0.1

million is

due to

credit deterioration

and is

part
of

the

ACL.
The interest rate on these private-label MBS is variable, tied to 3-month LIBOR, and limited to the weighted-average coupon on the underlying collateral.

Following the

provisions of

the Adjustable

Interest Rate Act

(the “LIBOR

Act”) and

Regulation
ZZ,

the

LIBOR

reference

on

these

contracts

will

automatically

transition

by

operation

of

law

to

3-month

CME

Term

Secured
Overnight Financing

Rate (“SOFR”),

plus a

spread adjustment

of 0.26161%

on the

first reset

date after

U.S. dollar

(“USD”) LIBOR
ceases publication

in June

2023.
The underlying collateral is fixed-rate, single-family residential mortgage loans in the United States with original FICO scores over 700 and moderate loan-to-value ratios (under 80%), as well as moderate delinquency levels.

As

of
March

31,

2023,

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
As of As of
March 31, 2023 December 31, 2022
Weighted

Range
Weighted

Range
Average Minimum Maximum Average Minimum Maximum
Discount rate
16.0%
16.0%
16.0%
16.2%
16.2%
16.2%
Prepayment rate
9.2%
1.6%
12.6%
11.8%
1.5%
15.2%
Projected cumulative loss rate
5.2%
0.2%
14.9%
5.6%
0.3%
15.6%
The Corporation

evaluates if

a credit

loss exists,

primarily

by monitoring

adverse variances

in the

present value

of expected

cash
flows. As of each of March 31, 2023 and December 31, 2022, the

ACL for these private label MBS was $
0.1

million.

As of

March 31,

2023, the

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

(until July 2019).

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

2023,

the Corporation

did

not have

the

intent to

sell this

security

and

determined

that

it was

likely that

it will

not

be
required to sell the security before its anticipated recovery.

The following tables

present a roll-forward

by major security

type for the

quarters ended March

31, 2023 and

2022 of the

ACL on
available-for-sale debt securities:
Quarter Ended March 31, 2023
Private label MBS
Puerto Rico

Government
Obligations Total
(In thousands)
Beginning balance $
83
$
375
$
458
Provision for credit losses - benefit
-
(9)
(9)

ACL on available-for-sale debt securities
$
83
$
366
$
449
Quarter Ended March 31, 2022
Private label MBS
Puerto Rico

Government
Obligations Total
(In thousands)
Beginning balance $
797
$
308
$
1,105
Provision for credit losses - benefit
(388)
-
(388)
Net charge-offs
(6)
-
(6)

ACL on available-for-sale debt securities
$
403
$
308
$
711

Held-to-Maturity Debt Securities
The

amortized

cost,

gross

unrecognized

gains

and

losses,

estimated

fair

value,

ACL,

weighted-average

yield

and

contractual
maturities of held-to-maturity debt securities as of March 31, 2023 and

December 31, 2022 were as follows
:
March 31, 2023
Amortized cost
(1)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Puerto Rico municipal bonds:

Due within one year
$
1,204
$
-
$
10
$
1,194
$
24
5.70

After 1 to 5 years
42,633
679
1,001
42,311
659
6.74

After 5 to 10 years
55,940
1,482
603
56,819
2,918
7.10

After 10 years
66,023
-
1,804
64,219
4,045
8.12
Total Puerto Rico municipal bonds
165,800
2,161
3,418
164,543
7,646
7.40
MBS:

Residential MBS:
FHLMC certificates:
After 5 to 10 years
$
20,129
$
-
$
762
$
19,367
$
-
3.03
After 10 years
19,176
-
596
18,580
-
4.30
39,305
-
1,358
37,947
-
3.65
GNMA certificates:
`
After 10 years
18,502
-
795
17,707
-
3.31
FNMA certificates:
After 10 years
71,258
-
2,190
69,068
-
4.16
CMOs:
After 10 years
32,522
-
1,154
31,368
-
3.49
Total Residential MBS
161,587
-
5,497
156,090
-
3.81

Commercial MBS:
After 1 to 5 years
9,576
-
348
9,228
-
3.48
After 10 years
94,432
-
4,541
89,891
-
3.15
Total Commercial MBS
104,008
-
4,889
99,119
-
3.18
Total MBS
265,595
-
10,386
255,209
-
3.56
Total held-to-maturity debt securities $
431,395
$
2,161
$
13,804
$
419,752
$
7,646
5.04
(1)
Excludes accrued interest receivable on held-to-maturity debt securities that totaled $
3.7

million as of March 31, 2023, was reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and is excluded from the estimate of credit losses.

December 31, 2022
Amortized cost
(1)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Puerto Rico municipal bonds:

Due within one year
$
1,202
$
-
$
15
$
1,187
$
2
5.20

After 1 to 5 years
42,530
886
1,076
42,340
656
6.34

After 5 to 10 years
55,956
3,182
360
58,778
3,243
6.29

After 10 years
66,022
-
1,318
64,704
4,385
7.10
Total held-to-maturity debt securities $
165,710
$
4,068
$
2,769
$
167,009
$
8,286
6.62
MBS:

Residential MBS:
FHLMC certificates:
After 5 to 10 years
$
21,443
$
-
$
746
$
20,697
$
-
3.03
After 10 years
19,362
-
888
18,474
-
4.21
40,805
-
1,634
39,171
-
3.59
GNMA certificates:
`
After 10 years
19,131
-
943
18,188
-
3.35
FNMA certificates:
After 10 years
72,347
-
3,155
69,192
-
4.14
CMOs:
After 10 years
34,456
-
1,424
33,032
-
3.49
Total Residential MBS
166,739
-
7,156
159,583
-
3.78

Commercial MBS:
After 1 to 5 years
9,621
-
396
9,225
-
3.48
After 10 years
95,467
-
4,169
91,298
-
3.15
Total Commercial MBS
105,088
-
4,565
100,523
-
3.18
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

The

following

tables

present

the

Corporation’s

held-to-maturity

debt

securities’

fair

value

and

gross

unrecognized

losses,
aggregated by

category and length

of time that

individual securities had

been in a

continuous unrecognized

loss position, as

of March
31, 2023 and December 31, 2022, including debt securities for which an ACL was recorded:
As of March 31, 2023
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)
Debt securities:

Puerto Rico municipal bonds
$
-
$
-
$
108,266
$
3,418
$
108,266
$
3,418

MBS:

Residential MBS:

FHLMC certificates
37,947
1,358
-
-
37,947
1,358

GNMA certificates
17,707
795
-
-
17,707
795

FNMA certificates
69,068
2,190
-
-
69,068
2,190

CMOs
31,368
1,154
-
-
31,368
1,154

Commercial MBS
99,119
4,889
-
-
99,119
4,889
Total held-to-maturity debt securities $
255,209
$
10,386
$
108,266
$
3,418
$
363,475
$
13,804
As of December 31, 2022
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)
Debt securities:

Puerto Rico municipal bonds
$
-
$
-
$
98,797
$
2,769
$
98,797
$
2,769

MBS:

Residential MBS:

FHLMC certificates
39,171
1,634
-
-
39,171
1,634

GNMA certificates
18,188
943
-
-
18,188
943

FNMA certificates
69,192
3,155
-
-
69,192
3,155

CMOs
33,032
1,424
-
-
33,032
1,424

Commercial MBS
100,523
4,565
-
-
100,523
4,565
Total held-to-maturity debt securities $
260,106
$
11,721
$
98,797
$
2,769
$
358,903
$
14,490

The

Corporation

classifies

the

held-to-maturity

debt

securities

portfolio

into

the

following

major

security

types:

MBS

issued

by
GSEs

and

Puerto

Rico

municipal

bonds.

As

of

March

31,

2023,

all

of

the

MBS

included

in

the

held-to-maturity

debt

securities
portfolio were

issued by

GSEs. The

Corporation does

not recognize

an ACL

for these

securities since

they are

highly rated

by major
rating agencies and have a

long history of no credit losses. In

the case of Puerto Rico

municipal bonds, the Corporation determines

the
ACL based on

the product of

a cumulative PD

and LGD, and

the amortized cost

basis of the

bonds over their

remaining expected

life
as described

in Note

1 –

Nature of

Business and

Summary

of Significant

Accounting Policies,

to the

audited

consolidated

financial
statements included in the 2022 Annual Report on Form 10-K.

The Corporation

performs periodic

credit quality

reviews on

these issuers.

All of

the Puerto

Rico municipal

bonds were

current as
to scheduled

contractual payments

as of

March 31, 2023.

A security

is considered

to be past

due once

it is 30

days contractually

past
due under the

terms of the agreement.

The Puerto Rico

municipal bonds had

an ACL of $
7.6

million as of

March 31, 2023,

compared
to $
8.3

million as of

December 31, 2022,

mostly related to

a reduction in

qualitative reserves driven

by updated financial

information
of certain bond issuers received during the first quarter of 2023.

The

following

table

presents

the

activity

in

the

ACL

for

held-to-maturity

debt

securities

by

major

security

type

for

the

quarters
ended March 31, 2023 and 2022:

Puerto Rico Municipal Bonds
Quarter Ended
March 31, 2023 March 31, 2022
(In thousands)
Beginning Balance $
8,286
$
8,571
Provision for credit losses - (benefit) expense
(640)
3,753
ACL on held-to-maturity debt securities
$
7,646
$
12,324

During the

second quarter

of 2019,

the oversight

board established

by PROMESA

announced

the designation

of Puerto

Rico’s

78
municipalities

as

covered

instrumentalities

under

PROMESA.

Municipalities

may

be

affected

by

the

negative

economic

and

other
effects

resulting

from

expense,

revenue,

or

cash

management

measures

taken

by

the

Puerto

Rico

government

to

address

its

fiscal
situation, or measures included

in its fiscal plan or

fiscal plans of other

government entities. Given the inherent

uncertainties about the
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

2023

and

December

31,

2022,

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

on a quarterly basis.

The Corporation considers

a municipal bond

as a criticized asset

if its risk rating

is Special
Mention,

Substandard,

Doubtful,

or

Loss.

Puerto

Rico

municipal

bonds

that

do

not

meet

the

criteria

for

classification

as

criticized
assets are considered

to be Pass-rated

securities. For the

definitions of

the internal

credit-risk ratings, see

Note 3 –

Debt Securities, to
the audited consolidated financial statements included in the 2022 Annual

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
As of

March 31,

2023 and

December 31,

2022,

all Puerto

Rico

municipal

bonds

classified

as held-to-maturity

were

classified as
Pass.

NOTE 3 – LOANS HELD FOR INVESTMENT

The

following table

provides information

about

the

loan

portfolio held

for

investment by

portfolio segment

and

disaggregated by
geographic locations

as of the indicated

dates:

As of March 31,

As of December 31,
2023 2022
(In thousands)
Puerto Rico and Virgin Islands region:
Residential mortgage loans, mainly secured by first mortgages $
2,381,782
$
2,417,900
Construction loans
48,195
34,772
Commercial mortgage loans

1,829,173
1,834,204
Commercial and Industrial ("C&I") loans
1,941,228
1,860,109
Consumer loans
3,398,245
3,317,489
Loans held for investment $
9,598,623
$
9,464,474
Florida region:
Residential mortgage loans, mainly secured by first mortgages $
429,746
$
429,390
Construction loans
95,469
98,181
Commercial mortgage loans

524,486
524,647
C&I loans
920,961
1,026,154
Consumer loans
8,700
9,979
Loans held for investment $
1,979,362
$
2,088,351
Total:
Residential mortgage loans, mainly secured by first mortgages $
2,811,528
$
2,847,290
Construction loans
143,664
132,953
Commercial mortgage loans

2,353,659
2,358,851
C&I loans
(1)
2,862,189
2,886,263
Consumer loans
3,406,945
3,327,468
Loans held for investment
(2)
11,577,985
11,552,825
ACL on loans and finance leases
(265,567)
(260,464)
Loans held for investment, net $
11,312,418
$
11,292,361
(1) As of March 31, 2023 and December 31, 2022, includes $
837.8

million and $
838.5

million, respectively, of commercial loans that were secured by real estate and the primary source of repayment at origination was not dependent upon the real estate.
(2) Includes accretable fair value net purchase discounts of $
28.3

million and $
29.3

million as of March 31, 2023 and December 31, 2022, respectively.

The Corporation’s

aging of

the loan

portfolio held

for investment,

as well

as information

about nonaccrual

loans with

no ACL,

by
portfolio classes as of March 31, 2023 and December 31, 2022 are as follows:
As of March 31, 2023 Days Past Due and Accruing
Current 30-59 60-89
90+
(1) (2) (3)
Nonaccrual
(4)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(5)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed

loans
(1) (3) (6)
$
67,977
$
-
$
1,869
$
41,723
$
-
$
111,569
$
-

Conventional residential mortgage loans
(2) (6)
2,626,542
-
23,367
13,640
36,410
2,699,959
2,250
Commercial loans:

Construction loans

141,870
-
-
-
1,794
143,664
972

Commercial mortgage loans
(2) (6)
2,323,116
509
507
7,929
21,598
2,353,659
15,787

C&I loans

2,840,568
1,438
424
6,355
13,404
2,862,189
1,858
Consumer loans:

Auto loans
1,780,593
34,754
6,380
-
11,138
1,832,865
3,342

Finance leases
743,656
8,056
1,562
-
2,208
755,482
344

Personal loans
353,214
4,160
2,098
-
1,263
360,735
-

Credit cards
299,387
3,989
2,518
4,733
-
310,627
-

Other consumer loans
143,035
1,916
958
-
1,327
147,236
21

Total loans held for investment
$
11,319,958
$
54,822
$
39,683
$
74,380
$
89,142
$
11,577,985
$
24,574

(1)
It is the Corporation's policy to report delinquent Federal Housing Authority (“FHA”)/Veterans Affairs (“VA”)

government-guaranteed residential mortgage loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $
25.9

million of residential mortgage loans guaranteed by the FHA that were over 15 months delinquent.
(2) Includes purchased credit deteriorated ("PCD") loans previously accounted for under ASC Subtopic 310-30, "Loans and Debt Securities Acquired with Deteriorated Credit Quality" ("ASC Subtopic 310-30") for which the Corporation made the accounting policy election of maintaining pools of loans as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement.
These loans will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The portion of such loans contractually past due 90 days or more, amounting to $
10.4

million as of March 31, 2023 ($
9.4

million conventional residential mortgage loans and $
1.0

million commercial mortgage loans), is presented in
the loans past due 90 days or more and still accruing category in the table above.
(3) Include rebooked loans, which were previously pooled into GNMA securities, amounting to $
7.1

million as of March 31, 2023. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s

specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.
(4) Nonaccrual loans in the Florida region amounted to $
15.2

million as of March 31, 2023, primarily nonaccrual residential mortgage loans and C&I loans.
(5) Includes $
0.3

million of nonaccrual C&I loans with no ACL in the Florida region as of March 31, 2023.
(6)
According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal
Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans,
conventional residential mortgage loans, and commercial mortgage loans past due 30-59 days, but less than two payments in arrears, as of March 31, 2023 amounted to $
5.3

million, $
60.7

million, and $
1.1

million,
respectively.

As of December 31, 2022 Days Past Due and Accruing
Current 30-59 60-89
90+
(1)(2)(3)
Nonaccrual
(4)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(5)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed

loans
(1) (3) (6)
$
67,116
$
-
$
2,586
$
48,456
$
-
$
118,158
$
-

Conventional residential mortgage loans
(2) (6)
2,643,909
-
25,630
16,821
42,772
2,729,132
2,292
Commercial loans:

Construction loans
130,617
-
-
128
2,208
132,953
977

Commercial mortgage loans
(2) (6)
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
(5) Includes $
0.3

million of nonaccrual C&I loans with no ACL in the Florida region as of December 31, 2022.
(6)
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
6.1

million, $
65.2

million, and $
1.6

million,
respectively.
When a

loan

is placed

on nonaccrual

status, any

accrued but

uncollected

interest income

is reversed

and

charged

against interest
income

and the

amortization of

any net

deferred fees

is suspended.

The amount

of accrued

interest reversed

against interest

income
totaled $
0.6

million and $
0.4

million for the

quarters ended March

31, 2023 and

2022, respectively.

For the quarters

ended March 31,
2023 and 2022, the cash interest income recognized on nonaccrual loans amounted to $
0.5

million and $
0.4

million, respectively.
As of

March 31,

2023, the

recorded investment

on residential

mortgage loans

collateralized by

residential real

estate property

that
were in

the process

of foreclosure

amounted to

$
62.6

million, including

$
27.2

million of

FHA/VA

government-guaranteed

mortgage
loans, and

$
8.8

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

Securities, to

the audited

consolidated financial

statements included

in the

2022 Annual

Report on

Form
10-K.
For residential mortgage and consumer loans, the Corporation also evaluates credit quality based on its interest accrual status.

Based on

the most

recent analysis

performed, the

amortized cost

of commercial

and construction

loans by portfolio

classes and by
origination year based

on the internal credit-risk

category as of March

31, 2023, the gross charge

-offs for the quarter

ended March 31,
2023 by

portfolio

classes and

by origination

year,

and the

amortized

cost of

commercial and

construction loans

by portfolio

classes
based on the internal credit-risk category as of December 31, 2022, was as follows:
As of March 31,

2023
Puerto Rico and Virgin Islands region
Term Loans
As of December 31, 2022
Amortized Cost Basis by Origination Year
(1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
6,479
$
16,509
$
18,842
$
-
$
-
$
3,885
$
-
$
45,715
$
31,879

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
2,480
-
2,480
2,893

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
6,479
$
16,509
$
18,842
$
-
$
-
$
6,365
$
-
$
48,195
$
34,772

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
67,469
$
391,295
$
139,536
$
325,141
$
301,638
$
400,794
$
478
$
1,626,351
$
1,655,728

Criticized:

Special Mention
-
1,177
-
36,546
75
131,350
-
169,148
145,415

Substandard
-
132
-
-
2,797
30,745
-
33,674
33,061

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
67,469
$
392,604
$
139,536
$
361,687
$
304,510
$
562,889
$
478
$
1,829,173
$
1,834,204

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
18
$
-
$
18
C&I

Risk Ratings:

Pass
$
70,739
$
303,603
$
188,155
$
181,284
$
308,225
$
254,283
$
565,758
$
1,872,047
$
1,789,572

Criticized:

Special Mention
-
132
839
-
1,029
12,885
32,322
47,207
43,224

Substandard
-
-
396
652
13,430
7,117
379
21,974
27,313

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
70,739
$
303,735
$
189,390
$
181,936
$
322,684
$
274,285
$
598,459
$
1,941,228
$
1,860,109

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
63
$
55
$
118
(1) Excludes accrued interest receivable.

As of March 31,

2023
Term Loans
As of December 31, 2022 Florida region Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
107
$
50,019
$
42,867
$
-
$
-
$
-
$
2,476
$
95,469
$
98,181

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
-
-
-
-

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
107
$
50,019
$
42,867
$
-
$
-
$
-
$
2,476
$
95,469
$
98,181

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
3,529
$
177,392
$
70,147
$
41,024
$
51,320
$
140,177
$
19,551
$
503,140
$
503,184

Criticized:

Special Mention
-
-
-
6,947
13,231
-
-
20,178
20,295

Substandard
-
-
-
1,168
-
-
-
1,168
1,168

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
3,529
$
177,392
$
70,147
$
49,139
$
64,551
$
140,177
$
19,551
$
524,486
$
524,647

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
36,642
$
276,868
$
134,512
$
75,953
$
183,443
$
72,650
$
92,816
$
872,884
$
979,151

Criticized:

Special Mention
-
-
19,677
-
5,974
11,725
-
37,376
17,905

Substandard
-
-
-
264
195
2,854
300
3,613
29,098

Doubtful
-
-
-
-
-
7,088
-
7,088
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
36,642
$
276,868
$
154,189
$
76,217
$
189,612
$
94,317
$
93,116
$
920,961
$
1,026,154

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
(1) Excludes accrued interest receivable.

As of March 31,

2023
Total Term Loans
As of December 31, 2022 Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
6,586
$
66,528
$
61,709
$
-
$
-
$
3,885
$
2,476
$
141,184
$
130,060

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
2,480
-
2,480
2,893

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
6,586
$
66,528
$
61,709
$
-
$
-
$
6,365
$
2,476
$
143,664
$
132,953

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
70,998
$
568,687
$
209,683
$
366,165
$
352,958
$
540,971
$
20,029
$
2,129,491
$
2,158,912

Criticized:

Special Mention
-
1,177
-
43,493
13,306
131,350
-
189,326
165,710

Substandard
-
132
-
1,168
2,797
30,745
-
34,842
34,229

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
70,998
$
569,996
$
209,683
$
410,826
$
369,061
$
703,066
$
20,029
$
2,353,659
$
2,358,851

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
18
$
-
$
18
C&I

Risk Ratings:

Pass
$
107,381
$
580,471
$
322,667
$
257,237
$
491,668
$
326,933
$
658,574
$
2,744,931
$
2,768,723

Criticized:

Special Mention
-
132
20,516
-
7,003
24,610
32,322
84,583
61,129

Substandard
-
-
396
916
13,625
9,971
679
25,587
56,411

Doubtful
-
-
-
-
-
7,088
-
7,088
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
107,381
$
580,603
$
343,579
$
258,153
$
512,296
$
368,602
$
691,575
$
2,862,189
$
2,886,263

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
63
$
55
$
118
(1) Excludes accrued interest receivable.

The following

tables present the

amortized cost of

residential mortgage

loans by portfolio

classes and by

origination year

based on
accrual status as of March 31, 2023,

the gross charge-offs for the quarter

ended March 31, 2023 by portfolio classes and by origination year, and the amortized cost of residential mortgage

loans by portfolio classes based on accrual status as of December 31, 2022:
As of March 31,

2023
As of
December 31,
2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
696
$
448
$
765
$
1,557
$
107,368
$
-
$
110,834
$
117,416
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
696
$
448
$
765
$
1,557
$
107,368
$
-
$
110,834
$
117,416
Conventional residential mortgage loans:
Accrual Status:
Performing $
24,859
$
171,599
$
74,692
$
31,497
$
47,705
$
1,891,603
$
-
$
2,241,955
$
2,265,013
Non-Performing
-
-
35
-
-
28,958
-
28,993
35,471
Total conventional residential mortgage loans $
24,859
$
171,599
$
74,727
$
31,497
$
47,705
$
1,920,561
$
-
$
2,270,948
$
2,300,484
Total:
Accrual Status:
Performing $
24,859
$
172,295
$
75,140
$
32,262
$
49,262
$
1,998,971
$
-
$
2,352,789
$
2,382,429
Non-Performing
-
-
35
-
-
28,958
-
28,993
35,471
Total residential mortgage loans in Puerto Rico
and Virgin Islands Region $
24,859
$
172,295
$
75,175
$
32,262
$
49,262
$
2,027,929
$
-
$
2,381,782
$
2,417,900
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
3
$
-
$
980
$
-
$
983
(1) Excludes accrued interest receivable.
As of March 31,

2023
As of
December 31,
2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
735
$
-
$
735
$
742
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
735
$
-
$
735
$
742
Conventional residential mortgage loans:
Accrual Status:
Performing $
13,232
$
81,619
$
48,991
$
31,157
$
29,403
$
217,192
$
-
$
421,594
$
421,347
Non-Performing
-
-
-
-
265
7,152
-
7,417
7,301
Total conventional residential mortgage loans $
13,232
$
81,619
$
48,991
$
31,157
$
29,668
$
224,344
$
-
$
429,011
$
428,648
Total:
Accrual Status:
Performing $
13,232
$
81,619
$
48,991
$
31,157
$
29,403
$
217,927
$
-
$
422,329
$
422,089
Non-Performing
-
-
-
-
265
7,152
-
7,417
7,301
Total residential mortgage loans in Florida region $
13,232
$
81,619
$
48,991
$
31,157
$
29,668
$
225,079
$
-
$
429,746
$
429,390
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
(1) Excludes accrued interest receivable.

As of March 31,

2023
As of
December 31,
2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
696
$
448
$
765
$
1,557
$
108,103
$
-
$
111,569
$
118,158
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
696
$
448
$
765
$
1,557
$
108,103
$
-
$
111,569
$
118,158
Conventional residential mortgage loans:
Accrual Status:
Performing $
38,091
$
253,218
$
123,683
$
62,654
$
77,108
$
2,108,795
$
-
$
2,663,549
$
2,686,360
Non-Performing
-
-
35
-
265
36,110
-
36,410
42,772
Total conventional residential mortgage loans $
38,091
$
253,218
$
123,718
$
62,654
$
77,373
$
2,144,905
$
-
$
2,699,959
$
2,729,132
Total:
Accrual Status:
Performing $
38,091
$
253,914
$
124,131
$
63,419
$
78,665
$
2,216,898
$
-
$
2,775,118
$
2,804,518
Non-Performing
-
-
35
-
265
36,110
-
36,410
42,772
Total residential mortgage loans $
38,091
$
253,914
$
124,166
$
63,419
$
78,930
$
2,253,008
$
-
$
2,811,528
$
2,847,290
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
3
$
-
$
980
$
-
$
983
(1) Excludes accrued interest receivable.

The

following

tables present

the

amortized

cost

of

consumer

loans

by

portfolio

classes

and

by origination

year

based on

accrual
status as

of March

31, 2023,

the gross

charge-offs

for the

quarter ended

March 31,

2023 by

portfolio classes

and by

origination, and
the amortized cost of consumer loans by portfolio classes based on accrual status as of

December 31, 2022:
As of March 31,

2023
As of
December 31,
2022
Term Loans
Amortized Cost Basis by Origination Year
(1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Regions:
Auto loans:
Accrual Status:
Performing $
165,925
$
638,402
$
478,373
$
234,358
$
186,331
$
115,561
$
-
$
1,818,950
$
1,783,782
Non-Performing
-
2,419
2,243
1,347
2,708
2,399
-
11,116
10,596
Total auto loans $
165,925
$
640,821
$
480,616
$
235,705
$
189,039
$
117,960
$
-
$
1,830,066
$
1,794,378
Charge-offs on auto loans $
19
$
1,827
$
1,210
$
467
$
632
$
365
$
-
$
4,520
Finance leases:
Accrual Status:
Performing $
78,870
$
282,486
$
183,061
$
82,206
$
74,421
$
52,230
$
-
$
753,274
$
716,585
Non-Performing
-
551
222
433
376
626
-
2,208
1,645
Total finance leases $
78,870
$
283,037
$
183,283
$
82,639
$
74,797
$
52,856
$
-
$
755,482
$
718,230
Charge-offs on finance leases $
-
$
227
$
270
$
97
$
185
$
200
$
-
$
979
Personal loans:
Accrual Status:
Performing $
44,647
$
163,311
$
49,275
$
25,703
$
46,765
$
29,411
$
-
$
359,112
$
351,664
Non-Performing
-
490
188
117
229
239
-
1,263
1,248
Total personal loans $
44,647
$
163,801
$
49,463
$
25,820
$
46,994
$
29,650
$
-
$
360,375
$
352,912
Charge-offs on personal loans $
-
$
1,517
$
840
$
279
$
680
$
384
$
-
$
3,700
Credit cards:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
310,627
$
310,627
$
311,731
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
310,627
$
310,627
$
311,731
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
4,057
$
4,057
Other consumer loans:
Accrual Status:
Performing $
23,413
$
66,230
$
17,612
$
8,219
$
9,851
$
6,468
$
8,700
$
140,493
$
139,116
Non-Performing
-
540
171
59
104
230
98
1,202
1,122
Total other consumer loans $
23,413
$
66,770
$
17,783
$
8,278
$
9,955
$
6,698
$
8,798
$
141,695
$
140,238
Charge-offs on other consumer loans $
14
$
1,842
$
762
$
174
$
326
$
178
$
91
$
3,387
Total:
Performing $
312,855
$
1,150,429
$
728,321
$
350,486
$
317,368
$
203,670
$
319,327
$
3,382,456
$
3,302,878
Non-Performing
-
4,000
2,824
1,956
3,417
3,494
98
15,789
14,611
Total consumer loans in Puerto Rico and Virgin
Islands region $
312,855
$
1,154,429
$
731,145
$
352,442
$
320,785
$
207,164
$
319,425
$
3,398,245
$
3,317,489
Charge-offs on total consumer loans $
33
$
5,413
$
3,082
$
1,017
$
1,823
$
1,127
$
4,148
$
16,643
(1) Excludes accrued interest receivable.

As of March 31,

2023
As of
December 31,
2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
Auto loans:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
259
$
2,518
$
-
$
2,777
$
3,617
Non-Performing
-
-
-
-
-
22
-
22
76
Total auto loans $
-
$
-
$
-
$
-
$
259
$
2,540
$
-
$
2,799
$
3,693
Charge-offs on auto loans $
-
$
-
$
-
$
-
$
8
$
147
$
-
$
155
Finance leases:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Personal loans:
Accrual Status:
Performing $
274
$
8
$
71
$
7
$
-
$
-
$
-
$
360
$
334
Non-Performing
-
-
-
-
-
-
-
-
-
Total personal loans $
274
$
8
$
71
$
7
$
-
$
-
$
-
$
360
$
334
Charge-offs on personal loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Credit cards:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Other consumer loans:
Accrual Status:
Performing $
-
$
49
$
229
$
460
$
-
$
2,455
$
2,223
$
5,416
$
5,833
Non-Performing
-
-
-
-
-
21
104
125
119
Total other consumer loans $
-
$
49
$
229
$
460
$
-
$
2,476
$
2,327
$
5,541
$
5,952
Charge-offs on other consumer loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Total:
Performing $
274
$
57
$
300
$
467
$
259
$
4,973
$
2,223
$
8,553
$
9,784
Non-Performing
-
-
-
-
-
43
104
147
195
Total consumer loans in Florida region $
274
$
57
$
300
$
467
$
259
$
5,016
$
2,327
$
8,700
$
9,979
Charge-offs on total consumer loans $
-
$
-
$
-
$
-
$
8
$
147
$
-
$
155
(1) Excludes accrued interest receivable.

As of March 31,

2023
As of
December 31,
2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
Auto loans:
Accrual Status:
Performing $
165,925
$
638,402
$
478,373
$
234,358
$
186,590
$
118,079
$
-
$
1,821,727
$
1,787,399
Non-Performing
-
2,419
2,243
1,347
2,708
2,421
-
11,138
10,672
Total auto loans $
165,925
$
640,821
$
480,616
$
235,705
$
189,298
$
120,500
$
-
$
1,832,865
$
1,798,071
Charge-offs on auto loans $
19
$
1,827
$
1,210
$
467
$
640
$
512
$
-
$
4,675
Finance leases:
Accrual Status:
Performing $
78,870
$
282,486
$
183,061
$
82,206
$
74,421
$
52,230
$
-
$
753,274
$
716,585
Non-Performing
-
551
222
433
376
626
-
2,208
1,645
Total finance leases $
78,870
$
283,037
$
183,283
$
82,639
$
74,797
$
52,856
$
-
$
755,482
$
718,230
Charge-offs on finance leases $
-
$
227
$
270
$
97
$
185
$
200
$
-
$
979
Personal loans:
Accrual Status:
Performing $
44,921
$
163,319
$
49,346
$
25,710
$
46,765
$
29,411
$
-
$
359,472
$
351,998
Non-Performing
-
490
188
117
229
239
-
1,263
1,248
Total personal loans $
44,921
$
163,809
$
49,534
$
25,827
$
46,994
$
29,650
$
-
$
360,735
$
353,246
Charge-offs on personal loans $
-
$
1,517
$
840
$
279
$
680
$
384
$
-
$
3,700
Credit cards:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
310,627
$
310,627
$
311,731
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
310,627
$
310,627
$
311,731
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
4,057
$
4,057
Other consumer loans:
Accrual Status:
Performing $
23,413
$
66,279
$
17,841
$
8,679
$
9,851
$
8,923
$
10,923
$
145,909
$
144,949
Non-Performing
-
540
171
59
104
251
202
1,327
1,241
Total other consumer loans $
23,413
$
66,819
$
18,012
$
8,738
$
9,955
$
9,174
$
11,125
$
147,236
$
146,190
Charge-offs on other consumer loans $
14
$
1,842
$
762
$
174
$
326
$
178
$
91
$
3,387
Total:
Performing $
313,129
$
1,150,486
$
728,621
$
350,953
$
317,627
$
208,643
$
321,550
$
3,391,009
$
3,312,662
Non-Performing
-
4,000
2,824
1,956
3,417
3,537
202
15,936
14,806
Total consumer loans $
313,129
$
1,154,486
$
731,445
$
352,909
$
321,044
$
212,180
$
321,752
$
3,406,945
$
3,327,468
Charge-offs on total consumer loans $
33
$
5,413
$
3,082
$
1,017
$
1,831
$
1,274
$
4,148
$
16,798
(1) Excludes accrued interest receivable.
Accrued

interest

receivable

on

loans

totaled

$
49.4

million

as

of

March

31,

2023

($
53.1

million

as

of

December

31,

2022),

was
reported as

part of accrued

interest receivable on

loans and investment

securities in the

consolidated statements

of financial condition
and is excluded from the estimate of credit losses.

The

following

tables

present

information

about

collateral

dependent

loans

that

were

individually

evaluated

for

purposes

of
determining the ACL as of March 31, 2023 and December 31, 2022
:
As of March 31, 2023
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost

Related
Allowance Amortized Cost
Amortized Cost

Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
34,257
$
2,410
$
152
$
34,409
$
2,410
Commercial loans:
Construction loans
-
-
956
956
-
Commercial mortgage loans
2,449
896
61,851
64,300
896
C&I loans

1,789
347
13,331
15,120
347
Consumer loans:
Personal loans
55
1
-
55
1
Other consumer loans
-
-
-
-
-
$
38,550
$
3,654
$
76,290
$
114,840
$
3,654
As of December 31, 2022
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost

Related
Allowance
Amortized Cost

Amortized Cost

Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
36,206
$
2,571
$
-
$
36,206
$
2,571
Commercial loans:
Construction loans
-
-
956
956
-
Commercial mortgage loans
2,466
897
62,453
64,919
897
C&I loans

1,513
322
17,590
19,103
322
Consumer loans:
Personal loans
56
1
64
120
1
Other consumer loans
207
29
-
207
29
$
40,448
$
3,820
$
81,063
$
121,511
$
3,820
The allowance related

to collateral dependent loans

reported in the tables

above includes qualitative

adjustments applied to

the loan
portfolio

that

consider

possible

changes

in

circumstances

that

could

ultimately

impact

credit

losses

and

might

not

be

reflected

in
historical

data

or

forecasted

data

incorporated

in

the

quantitative

models.

The

underlying

collateral

for

residential

mortgage

and
consumer

collateral

dependent

loans

consisted

of

single-family

residential

properties,

and

for

commercial

and

construction

loans
consisted

primarily

of

office

buildings,

multifamily

residential

properties,

and

retail

establishments.

The

weighted-average

loan-to-
value coverage for

collateral dependent loans

as of March

31, 2023 was
69
%, compared to
70
% as of December

31, 2022, which

was
not considered a significant change in the extent to which collateral secured these loans.

Purchases and Sales of Loans
In

the

ordinary

course

of

business,

the

Corporation

enters

into

securitization

transactions

and

whole

loan

sales

with

GNMA

and
GSEs, such as FNMA and FHLMC. During the quarters ended March

31, 2023 and 2022, loans pooled into GNMA MBS amounted

to
approximately $
29.4

million and

$
41.5

million, respectively,

for which

the Corporation

recognized a

net gain

on sale

of $
0.9

million
and

$
1.3

million,

respectively.

Also,

during

the

quarter

ended

March

31,

2023,

the

Corporation

sold

approximately

$
8.0

million

of
performing residential

mortgage loans

to FNMA, of

which the

Corporation recognized

a net gain

on sale of

$
0.2

million. In addition,
during the quarter ended March 31,

2022, the Corporation sold approximately

$
50.0

million and $
2.4

million of performing residential
mortgage loans to

FNMA and FHLMC,

respectively,

of which the

Corporation recognized

a net gain

on sale of

$
2.1

million and $
0.1
million, respectively.

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
For loans

pooled into

GNMA MBS,

the Corporation,

as servicer,

holds an

option to

repurchase individual

delinquent loans

issued
on or

after January 1,

2003 when certain

delinquency criteria are

met. This option

gives the Corporation

the unilateral ability,

but not
the obligation, to

repurchase the delinquent

loans at par without

prior authorization from

GNMA. Since the

Corporation is considered
to

have

regained

effective

control

over

the

loans,

it

is

required

to

recognize

the

loans

and

a

corresponding

repurchase

liability
regardless of its

intent to repurchase

the loans. As

of March 31, 2023

and December 31, 2022,

rebooked GNMA delinquent

loans that
were included in the residential mortgage loan portfolio amounted to $
7.1

million and $
10.4

million, respectively.

During

the

quarters

ended

March

31,

2023

and

2022,

the

Corporation

repurchased,

pursuant

to

the

aforementioned

repurchase
option, $
1.5

million and $
0.5

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

The Corporation’s risk of
loss

with

respect

to

these

loans

is

also

minimal

as

these

repurchased

loans

are

generally

performing

loans

with

documentation
deficiencies.

No

significant

purchases

of

loans

were

executed

during

the

first

quarter

of

2023.

During

the

quarter

ended

March

31,

2022,

the
Corporation purchased certain C&I loan participations in the Florida region totaling $
46.4

million.

Loan Portfolio Concentration
The Corporation’s

primary

lending area

is Puerto

Rico. The

Corporation’s

banking subsidiary,

FirstBank, also

lends in

the USVI
and BVI markets

and in the

United States (principally

in the state of

Florida). Of the

total gross loans

held for investment

portfolio of
$
11.6

billion as

of March

31, 2023,

credit risk

concentration was

approximately
80
% in Puerto

Rico,
17
% in the

U.S., and
3
% in

the
USVI and BVI.
As

of

March

31,

2023,

the

Corporation

had

$
170.9

million

outstanding

in

loans

extended

to

the

Puerto

Rico

government,

its
municipalities and

public corporations,

compared to

$
169.8

million as

of December

31, 2022.

As of

March 31,

2023, approximately
$
102.7

million

consisted

of

loans

extended

to

municipalities

in

Puerto

Rico

that

are

general

obligations

supported

by

assigned
property

tax

revenues,

and $
28.0

million

of

loans which

are supported

by one

or

more

specific sources

of municipal

revenues. The
vast

majority

of

revenues

of the

municipalities

included

in

the

Corporation’s

loan

portfolio

are

independent

of

budgetary

subsidies
provided

by

the

Puerto

Rico

central

government.

These

municipalities

are

required

by

law

to

levy

special

property

taxes

in

such
amounts

as

are

required

to

satisfy

the

payment

of

all

of

their

respective

general

obligation

bonds

and

notes.

In

addition

to

loans
extended to municipalities,

the Corporation’s

exposure to the Puerto

Rico government as of

March 31, 2023 included

$
10.2

million in
loans granted

to an affiliate

of the

Puerto
Rico Electric
Power Authority

(“PREPA”)

and $
30.0

million in loans

to agencies or

public
corporations of the Puerto Rico government.

In addition,

as of March

31, 2023, the

Corporation had

$
82.9

million in exposure

to residential mortgage

loans that are

guaranteed
by

the

PRHFA,

a

government

instrumentality

that

has

been

designated

as

a

covered

entity

under

PROMESA,

compared

to

$
84.7
million as of

December 31, 2022.

Residential mortgage

loans guaranteed by

the PRHFA

are secured by

the underlying properties

and
the guarantees serve to cover shortfalls in collateral in the event of a borrower default.
The Corporation also has credit exposure

to USVI government entities. As of

March 31, 2023, the Corporation had
$
38.7

million in
loans to USVI

government public corporations,

compared to $
38.0

million as of

December 31, 2022.

As of March

31, 2023, all

loans
were currently performing and up to date on principal and interest payments.

Loss Mitigation Program for Borrowers Experiencing

Financial Difficulty
The Corporation

provides

homeownership

preservation

assistance to

its customers

through

a loss

mitigation

program.

Depending
upon the nature

of a borrower’s financial

condition, restructurings or

loan modifications through

this program are provided,

as well as
other restructurings of

individual C&I, commercial

mortgage, construction, and

residential mortgage

loans. The Corporation

may also
modify

contractual

terms

to

comply

with

regulations

regarding

the

treatment

of

certain

bankruptcy

filings

and

discharge

situations.
See Note 1 – Basis of Presentation and Significant

Accounting Policies, for additional information related to

the accounting policies of
loan modifications granted to borrowers experiencing financial difficulty.
The

loan

modifications

granted

to

borrowers

experiencing

financial

difficulty

that

are

associated

to

payment

delays

typically
include the following:
-
Forbearance plans –

Payments of either interest

and/or principal are

deferred for a pre-established

period of time, generally

not
exceeding

six

months

in

any

given

year.

The

deferred

interest

and/or

principal

is

repaid

as

either

a

lump

sum

payment

at
maturity date or by extending the loan’s

maturity date by the number of forbearance months granted.

-
Payment

plans

–

Borrowers

are

allowed

to

pay

the

regular

monthly

payment

plus

the

pre-established

delinquent

amounts
during a period generally not exceeding

six months.

At the end of the payment plan, the

borrower is required to resume making
its regularly scheduled loan payments.
-
Trial modifications

– These types of loan

modifications are granted for

residential mortgage loans. Borrower

s

continue making
reduced monthly payments during

the trial period, which

is generally of up to

six months. The reduced

payments that are made
by the

borrower during

the trial

period will

result in

a payment

delay with

respect to

the original

contractual terms

of the loan
since

the

loan

has

not

yet

been

contractually

modified.

After

successful

completion

of

the

trial

period,

the

mortgage

loan

is
contractually modified.
Modifications

in

the

form

of

a

reduction

in

interest

rate,

term

extension,

an

other-than-insignificant

payment

delay,

or

any
combination

of

these

types

of

loan

modifications

that

have

occurred

in

the

current

reporting

period

to

a

borrower

experiencing
financial difficulty are disclosed in the tables below.
The

below

disclosures

relate

to

loan

modifications

granted

to

borrowers

experiencing

financial

difficulty

in

which

there

was

a
change

in

the

timing

and/or

amount

of

contractual

cash

flows

in

the

form

of

any

of

the

aforementioned

types

of

modifications,
including

restructurings

that

resulted

in

a

more-than-insignificant

payment

delay.

These

disclosures

exclude

$
0.9

million

in
restructured

residential

mortgage

loans that

are government

-guaranteed

(e.g., FHA/VA

loans)

and

were modified

during

the quarter
ended March 31, 2023.

The following table presents the amortized cost basis as of March 31, 2023 of loans modified to borrowers experiencing financial
difficulty during the quarter ended March 31, 2023, by portfolio classes and type of modification granted, and the percentage of these modified loans relative to the total period-end amortized cost basis of receivables in the portfolio class:
Quarter Ended March 31,

2023
Payment Delay Only
Forbearance
Payment
Plan
Trial
Modification
Interest
Rate
Reduction
Term
Extension
Combination of
Interest Rate
Reduction and
Term Extension
Forgiveness
of principal
and/or
interest Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
332
$
-
$
433
$
115
$
-
$
-
$
880
0.03%
Construction loans
-
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
-
-
-
-
-
C&I loans
-
-
-
-
-
-
-
40
(1)
40
0.00%
Consumer loans:
Auto loans
-
-
-
-
89
38
-
584
(1)
711
0.04%
Personal loans
-
-
-
-
28
14
-
-
42
0.01%
Credit cards
-
-
-
289
(2)
-
-
-
-
289
0.09%
Other consumer loans
-
-
-
-
132
60
-
26
(1)
218
0.15%

Total modifications
$
-
$
-
$
332
$
289
$
682
$
227
$
-
$
650
$
2,180
(1) Modification consists of court mandated reduction to 0% interest rate for remaining loan term to borrowers in bankruptcy proceedings unless dismissal occurs.
(2) Modification consists of reduction in interest rate and revocation of revolving line privileges.

The following table presents the financial effects of the modifications granted to borrowers experiencing financial difficulty
during the quarter ended March 31, 2023, by portfolio classes, other than those associated to payment delay.

The qualitative financial
effects of the modifications associated to payment delay were discussed above, and as such, were excluded from the table below:
Quarter Ended March 31, 2023
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Forgiveness of
Principal and/or
Interest
(In thousands)
Conventional residential mortgage loans
-
98
2.11%
141
$
-
Construction loans
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
C&I loans
-
-
-
-
-
Consumer loans:
Auto loans
-
22
2.88%
28
-
Personal loans
-
30
3.36%
12
-
Credit cards
16.04%
-
-
-
-
Other consumer loans
-
27
1.96%
26
-

The following table presents the performance of loans modified during the quarter ended March 31,

2023 that were granted to
borrowers experiencing financial difficulty,

by portfolio classes:
Quarter Ended March 31,

2023
30-59 60-89 90+
Total
Delinquency Current Total
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
-
$
-
$
880
$
880
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
-
C&I loans
-
-
-
-
40
40
Consumer loans:
Auto loans
44
138
-
182
529
711
Personal loans
-
-
-
-
42
42
Credit cards
103
89
-
192
97
289
Other consumer loans
-
-
-
-
218
218

Total modifications
$
147
$
227
$
-
$
374
$
1,806
$
2,180
There

were

no

loans

modified

to

borrowers

experiencing

financial

difficulty

on

or

after

January

1,

2023,

which

had

a

payment
default

(failure

by

the

borrower

to

make

payments

of

either principal,

interest,

or both

for

a

period

of

90 days

or more)

during

the
quarter ended March 31, 2023.

Troubled Debt

Restructuring (“TDR”) Disclosures Prior to Adoption

of ASU 2022-02
Prior

to

the

adoption

of

ASU

2022-02,

a

restructuring

of

a

loan

constituted

a

TDR

if

the

creditor,

for

economic

or

legal

reason
related

to the

borrower’s

financial difficulties,

grants a

concession to

the borrower

that it

would not

otherwise consider.

See Note

1
“Nature of

Business and

Summary of

Significant Accounting

Policies” and

Note 4

“Loans Held

for Investment”

to the

Consolidated
Financial Statements

in the 2022

Annual Report

on Form

10-K for

additional discussion

of TDRs. The

following tables

present TDR
loans completed during the quarter ended March 31, 2022:
Quarter Ended March 31,

2022
Interest rate
below market
Maturity or
term extension
Combination of
reduction in
interest rate and
extension of
maturity
Forgiveness of
principal and/or
interest Other
(1)
Total
(In thousands)
Conventional residential mortgage loans $
215
$
731
$
190
$
-
$
1,857
$
2,993
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
-
C&I loans
-
-
-
-
5
5
Consumer loans:
Auto loans
792
54
147
-
-
993
Finance leases
-
246
-
-
18
264
Personal loans
-
60
18
-
-
78
Credit cards
(2)
189
-
-
-
-
189
Other consumer loans
33
106
-
9
-
148
Total TDRs $
1,229
$
1,197
$
355
$
9
$
1,880
$
4,670
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
Quarter Ended March 31, 2022
Number of contracts
Pre-modification Amortized
Cost
Post-modification Amortized
Cost
(Dollars in thousands)
Conventional residential mortgage loans
23
$
2,996
$
2,993
Construction loans
-
-
-
Commercial mortgage loans
-
-
-
C&I loans
1
5
5
Consumer loans:

Auto loans
51
995
993

Finance leases
13
264
264

Personal loans
5
78
78

Credit Cards
44
189
189

Other consumer loans
27
146
148

Total TDRs
164
$
4,673
$
4,670
Loan modifications

considered TDR loans

that defaulted (failure

by the borrower

to make payments

of either principal,

interest, or
both

for

a period

of 90

days or

more)

during the

quarter

ended March

31, 2022,

and had

become

TDR loans

during

the 12-months
preceding the default date, were as follows:
Quarter Ended March 31, 2022
Number of contracts Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans
3
$
389
Construction loans
-
-
Commercial mortgage loans
-
-
C&I loans
-
-
Consumer loans:

Auto loans
24
522

Finance leases
1
16

Personal loans
-
-

Credit cards
11
79

Other consumer loans
2
11

Total TDRs
41
$
1,017

NOTE 4 – ALLOWANCE

FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following tables present the activity in the ACL on loans and finance leases by portfolio segment for the indicated periods:
Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Commercial &
Industrial Loans Consumer Loans Total
Quarter Ended March 31, 2023
(In thousands)
ACL:
Beginning balance $
62,760
$
2,308
$
35,064
$
32,906
$
127,426
$
260,464
Impact of adoption of ASU 2022-02
2,056
-
-
7
53
2,116
Provision for credit losses - expense (benefit)
73
860
1,246
(1,650)
15,727
16,256
Charge-offs

(983)
-
(18)
(118)
(16,798)
(17,917)
Recoveries
497
63
168
90
3,830
4,648
Ending balance $
64,403
$
3,231
$
36,460
$
31,235
$
130,238
$
265,567
Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Commercial &
Industrial Loans Consumer Loans Total
Quarter Ended March 31,

2022
(In thousands)
ACL:
Beginning balance $
74,837
$
4,048
$
52,771
$
34,284
$
103,090
$
269,030
Provision for credit losses - (benefit) expense
(4,871)
(2,214)
(22,640)
1,755
10,981
(16,989)
Charge-offs

(2,528)
(44)
(37)
(290)
(9,816)
(12,715)
Recoveries
1,382
52
44
1,035
3,608
6,121
Ending balance $
68,820
$
1,842
$
30,138
$
36,784
$
107,863
$
245,447
The

Corporation

estimates

the

ACL

following

the

methodologies

described

in

Note

1

–

Nature

of

Business

and

Summary

of
Significant Accounting

Policies, to

the audited

consolidated financial

statements included

in the

2022 Annual

Report on

Form 10-K,
for each portfolio segment.
The Corporation applie

s

probability weights to

the baseline and

alternative downside economic

scenarios

to estimate the ACL

with
the

baseline

scenario

carrying

the

highest

weight.

The

economic

scenarios

used

in

the

ACL

determination

contained

assumptions
related

to economic

uncertainties associated

with geopolitical

instability,

high

inflation levels,

and

the expected

path

of interest

rate
increases by the FED.

As of March 31, 2023, the ACL for loans and finance leases was $
265.6

million, an increase of $
5.1

million, from $
260.5

million as
of

December

31,

2022.

The

ACL

for

commercial

and

construction

loans

remained

relatively

flat

when

compared

to

the

previous
quarter as a result of

the following offsetting factors:

reserve increases of $
5.0

million for a new nonaccrual

commercial and industrial
loan in the Florida region in the power generation industry; and $
1.1

million due to a less favorable economic outlook in the projection of certain forecasted

macroeconomic variables, such

as the commercial

real estate price index

(“CRE price index”);

partially offset by
reserve decreases

of $
6.1

million associated

with the receipt

of updated

financial information

of certain borrowers

and the repayment
of a $
24.3

million adversely classified

commercial and industrial

participated loan in

the Florida region.

The ACL for consumer

loans
increased by $
2.9

million, primarily reflecting

the effect of

the increase in

the size of the

consumer loan

portfolios and the

increase in
historical charge-off levels. The ACL for

residential mortgage loans increased by $
1.6

million, in part due to a $
2.1

million cumulative
increase in

the ACL,

due to

the adoption

of ASU

2022-02, for

which the

Corporation elected

to discontinue

the use

of a

discounted
cash

flow

methodology

for

restructured

accruing

loans.

This

adjustment

had

a

corresponding

decrease,

net

of

applicable

taxes,

in
beginning

retained

earnings

as

of

January

1,

2023.

See

Note

1
–

Basis

of

Presentation

and

Significant

Accounting

Policies

for
information related to the adoption of ASU 2022-02 during the first quarter of 2023.
Total

net charge-offs

increased by $
6.7

million to $
13.3

million during the first

quarter of 2023, when

compared to the same

period
in 2022. The variance consisted of a $
6.8

million increase in net charge-offs on

consumer and finance leases, reflected across all major
portfolio classes, and

a $
0.6

million decrease in net

recoveries in the commercial

and construction loan portfolios,

partially offset by

a
$
0.7

million decrease in net charge-offs on residential mortgage

loans.

The tables below

present the ACL

related to loans

and finance leases

and the carrying

values of loans

by portfolio segment

as of
March 31,

2023 and December 31, 2022:
As of March 31,

2023
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
Commercial and
Industrial Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,811,528
$
143,664
$
2,353,659
$
2,862,189
$
3,406,945
$
11,577,985

Allowance for credit losses
64,403
3,231
36,460
31,235
130,238
265,567

Allowance for credit losses to

amortized cost
2.29
%
2.25
%
1.55
%
1.09
%
3.82
%
2.29
%
As of December 31, 2022
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
Commercial and
Industrial Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,847,290
$
132,953
$
2,358,851
$
2,886,263
$
3,327,468
$
11,552,825

Allowance for credit losses
62,760
2,308
35,064
32,906
127,426
260,464

Allowance for credit losses to

amortized cost
2.20
%
1.74
%
1.49
%
1.14
%
3.83
%
2.25
%
In

addition,

the

Corporation

estimates

expected

credit

losses

over

the

contractual

period

in

which

the

Corporation

is

exposed

to
credit

risk

via

a

contractual

obligation

to

extend

credit,

such

as

unfunded

loan

commitments

and

standby

letters

of

credit

for
commercial and construction

loans, unless the

obligation is unconditionally

cancellable by the Corporation.

See Note 22 –

Regulatory
Matters,

Commitments,

and Contingencies

for

information

on off

-balance

sheet exposures

as of

March 31,

2023 and

December

31,
2022.

The

Corporation

estimates

the

ACL

for

these

off-balance

sheet

exposures

following

the

methodology

described

in

Note

1

–
Nature of Business and Summary of Accounting Policies,

to the audited consolidated financial statements included in the

2022 Annual
Report

on Form

10-K.

As of

March

31, 2023,

the ACL

for off-balance

sheet

credit exposures

decreased

to $
4.2

million,

from

$
4.3
million as of December 31, 2022.
The following

table presents

the activity

in the

ACL for

unfunded loan

commitments and

standby letters

of credit

for the

quarters
ended March 31, 2023 and 2022:
Quarter Ended March 31,

2023 2022
(In thousands)
Beginning Balance $
4,273
$
1,537
Provision for credit losses - (benefit)
(105)
(178)

Ending balance
$
4,168
$
1,359

NOTE 5
–
OTHER REAL ESTATE

OWNED

The following table presents the OREO inventory as of the indicated dates:
March 31, 2023 December 31, 2022
(In thousands)
OREO balances, carrying value:
Residential
(1)
$
24,984
$
24,025
Commercial
6,114
5,852
Construction
1,764
1,764
Total $
32,862
$
31,641
(1) Excludes $
22.6

million and $
23.5

million as of March 31,

2023 and December 31,

2022, respectively,

of foreclosures that met

the conditions of ASC

Subtopic 310-40 “Reclassification

of
Residential Real

Estate Collateralized

Consumer Mortgage

Loans upon

Foreclosure,” and

are presented

as a

receivable as

part of

other assets

in the

consolidated statements

of financial
condition.
See Note 18

- Fair Value

for information

on write-downs

recorded on OREO

properties during

the quarters ended

March 31, 2023
and 2022.

NOTE 6 – GOODWILL AND OTHER INTANGIBLES

Goodwill
Goodwill as

of each

of March

31, 2023

and December

31, 2022

amounted to

$
38.6

million.
The Corporation’s policy is to assess
goodwill and other intangibles for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe that the values of goodwill or other intangibles may be impaired. During the fourth quarter of 2022, management performed a qualitative analysis over the carrying amount of each relevant reporting units’ goodwill and concluded that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying value. This assessment involved identifying the inputs and assumptions that most affect fair value, including evaluating significant and relevant events impacting each reporting entity, and evaluating such factors to determine if a positive assertion can be made that it is more-likely-
than-not that the fair value of the reporting units exceeded their carrying amount. As of December 31, 2022, the Corporation concluded that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying value. The Corporation determined that there have been no significant events since the last annual assessment that could indicate potential goodwill impairment on reporting units for which the goodwill is allocated. As a result, no impairment charges for goodwill were recorded during the quarter ended March 31, 2023.
There were
no

changes in the carrying amount of goodwill during the quarter ended March

31, 2022.
Other Intangible Assets
The

following

table

presents

the

gross

amount

and

accumulated

amortization

of

the

Corporation’s

intangible

assets

subject

to
amortization as of the indicated dates:
As of As of
March 31,

December 31,
2023

2022

(Dollars in thousands)
Core deposit intangible:
Gross amount $
87,544
$
87,544
Accumulated amortization
(68,557)
(66,644)
Net carrying amount $
18,987
$
20,900
Remaining amortization period (in years)
6.8
7.0
Purchased credit card relationship intangible:
Gross amount $
3,800
$
3,800
Accumulated amortization
(3,714)
(3,595)
Net carrying amount $
86
$
205
Remaining amortization period (in years)
0.4
0.7
Insurance customer relationship intangible:
Gross amount $
-
$
1,067
Accumulated amortization
-
(1,054)
Net carrying amount $
-
$
13
Remaining amortization period (in years) -
0.1
During

the

quarters

ended

March

31,

2023

and

2022,

the

Corporation

recognized

$
2.0

million

and

$
2.3

million,

respectively,

in
amortization expense on its other intangibles subject to amortization.

The Corporation amortizes core deposit intangibles and customer relationship intangible based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of the customer relationship intangible. The Corporation analyzes core deposit intangibles and the customer relationship intangible annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may suggest impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles or the customer relationship intangible as of March 31, 2023.
The estimated

aggregate annual

amortization expense

related to the

intangible assets

subject to amortization

for future periods

was
as follows as of March 31, 2023:
(In thousands)
2023 $
5,691
2024
6,416
2025
3,509
2026
872
2027
872
2028 and after
1,713
NOTE 7 – NON-CONSOLIDATED

VARIABLE

INTEREST ENTITIES (“VIEs”) AND SERVICING

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

Securities (“TRuPs”)
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

other long-term

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

As of

each of

March 31,

2023 and

December
31, 2022, these Junior Subordinated Deferrable Debentures amounted to $
183.8

million.

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

2023,

the
Corporation was current on all interest payments due on its subordinated debt.

Private Label MBS
During

2004

and

2005,

an unaffiliated

party,

referred

to in

this subsection

as the

seller,

established

a

series of

statutory

trusts

to
effect

the

securitization

of

mortgage

loans

and

the

sale

of

trust

certificates

(“private

label

MBS”).

The

seller

initially

provided

the
servicing for

a fee, which

is senior to

the obligations to

pay private label

MBS holders. The

seller then entered

into a sales

agreement
through

which

it sold

and

issued

the

private

label

MBS in

favor

of

the

Corporation’s

banking

subsidiary,

FirstBank.

Currently,

the
Bank is

the sole

owner of

these private

label MBS;

the servicing

of the

underlying

residential mortgages

that generate

the principal
and interest

cash flows is

performed by

another third

party,

which receives

a servicing

fee. These private

label MBS are

variable-rate
securities indexed

to
3-month LIBOR

plus a spread.

As mentioned above

in Note 2,

Debt Securities, pursuant

to the provisions

of the
LIBOR Act and

Regulation ZZ, the

LIBOR reference of

these private label

MBS shall be

replaced by

the 3-month CME

Term

SOFR
rate

plus

a

spread

adjustment

of

0.26161%

on the

first

reset

date

after

USD LIBOR

ceases publication

in

June 2023.

The

principal
payments from

the underlying loans

are remitted to

a paying agent

(servicer), who then

remits interest to

the Bank. Interest

income is
shared to

a certain

extent with

the FDIC,

which has

an interest

only strip

(“IO”) tied

to the

cash flows

of the

underlying loans

and is
entitled

to

receive

the

excess

of

the

interest

income

less

a

servicing

fee

over

the

variable

rate

income

that

the

Bank

earns

on

the
securities. This

IO is

limited to

the weighted-average

coupon on

the mortgage

loans. The

FDIC became

the owner

of the IO

upon its
intervention of the seller,

a failed financial institution.

No recourse agreement exists, and

the Bank, as the sole

holder of the securities,
absorbs all risks from losses on non-accruing loans and

repossessed collateral. As of March 31, 2023, the amortized

cost and fair value
of these private

label MBS amounted

to $
7.7

million and $
5.4

million, respectively,

with a weighted average

yield of
7.25
%, which is
included as part of

the Corporation’s

available-for-sale debt securities portfolio.

As described in Note 2

– Debt Securities, the ACL on
these private label MBS amounted to $
0.1

million as of March 31, 2023.
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

2023, the

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
The changes in MSRs are shown below for the indicated periods:
Quarter Ended March 31,

2023 2022
(In thousands)
Balance at beginning of year $
29,037
$
30,986
Capitalization of servicing assets
532
1,130
Amortization
(1,128)
(1,330)
Temporary impairment

recoveries
4
55
Other
(1)
(14)
(88)
Balance at end of period $
28,431
$
30,753
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

Changes in the impairment allowance were as follows for the indicated periods:

Quarter Ended March 31,
2023 2022
(In thousands)
Balance at beginning of year $
12
$
78
Recoveries
(4)
(55)

Balance at end of period
$
8
$
23
The components

of net servicing

income, included as

part of mortgage

banking activities in

the consolidated statements

of income,
are shown below for the indicated periods:
Quarter Ended March 31,
2023 2022
(In thousands)
Servicing fees $
2,718
$
2,819
Late charges and prepayment penalties
199
194
Adjustment for loans repurchased
(14)
(88)

Servicing income, gross
2,903
2,925
Amortization and impairment of servicing assets
(1,124)
(1,275)

Servicing income, net
$
1,779
$
1,650
The Corporation’s

MSRs are subject

to prepayment

and interest rate

risks. Key economic

assumptions used

in determining

the fair
value at the time of sale of the related mortgages for the indicated periods ranged as follows:
Weighted Average Maximum Minimum
Quarter Ended March 31, 2023
Constant prepayment rate:

Government-guaranteed mortgage loans
6.7
%
11.6
%
4.8
%

Conventional conforming mortgage loans
7.7
%
16.0
%
3.8
%

Conventional non-conforming mortgage loans
5.7
%
7.0
%
2.1
%
Discount rate:

Government-guaranteed mortgage loans
11.5
%
11.5
%
11.5
%

Conventional conforming mortgage loans
9.5
%
9.5
%
9.5
%

Conventional non-conforming mortgage loans
12.8
%
14.0
%
11.5
%
Quarter Ended March 31, 2022
Constant prepayment rate:

Government-guaranteed mortgage loans
6.7
%
18.3
%
4.8
%

Conventional conforming mortgage loans
6.6
%
18.4
%
3.4
%

Conventional non-conforming mortgage loans
6.6
%
21.9
%
4.9
%
Discount rate:

Government-guaranteed mortgage loans
12.0
%
12.0
%
12.0
%

Conventional conforming mortgage loans
10.0
%
10.0
%
10.0
%

Conventional non-conforming mortgage loans
12.3
%
14.5
%
12.0
%

The weighted

averages of the

key economic

assumptions that the

Corporation used

in its valuation

model and the

sensitivity of the
current

fair

value

to

immediate
10
% and
20
% adverse

changes

in

those

assumptions

for

mortgage

loans

as of

March

31,

2023

and
December 31, 2022 were as follows:
March 31,

December 31,
2023 2022
(In thousands)
Carrying amount of servicing assets $
28,431
$
29,037
Fair value $
45,270
$
44,710
Weighted-average

expected life (in years)
7.80
7.80
Constant prepayment rate (weighted-average annual

rate)
6.34
%
6.40
%

Decrease in fair value due to 10% adverse change
$
1,040
$
1,048

Decrease in fair value due to 20% adverse change
$
2,036
$
2,054
Discount rate (weighted-average annual rate)
10.70
%
10.69
%

Decrease in fair value due to 10% adverse change
$
1,960
$
1,925

Decrease in fair value due to 20% adverse change
$
3,770
$
3,704
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
.

NOTE 8 – DEPOSITS

The following table summarizes deposit balances as of the indicated dates:
March 31, 2023 December 31, 2022
(In thousands)
Type of account and interest rate:
Non-interest-bearing deposit accounts $
6,024,304
$
6,112,884
Interest-bearing saving accounts
3,808,182
3,902,888
Interest-bearing checking accounts
3,547,963
3,770,993
Certificates of deposit (“CDs”)
2,418,611
2,250,876
Brokered CDs
252,905
105,826

Total
$
16,051,965
$
16,143,467

The following table presents the contractual maturities of CDs, including brokered CDs, as of March 31,

2023:
Total

(In thousands)
Three months or less $
499,307
Over three months to six months
361,274
Over six months to one year
732,933
Over one year to two years

751,913
Over two years to three years

155,590
Over three years to four years

46,748
Over four years to five years

117,009
Over five years
6,742

Total
$
2,671,516

The following were the components of interest expense on deposits for the indicated periods:
Quarter Ended March 31,
2023 2022
(In thousands)
Interest expense on deposits $
29,924
$
7,817
Accretion of premiums from acquisitions
(83)
(200)
Amortization of broker placement fees
44
35

Total
$
29,885
$
7,652
Total

U.S. time

deposits with

balances of

more than

$250,000 amounted

to $
1.1

billion and

$
1.0

billion as

of March

31, 2023

and
December 31,

2022, respectively.

This amount does

not include brokered

CDs that are

generally participated

out by brokers

in shares
of less than the FDIC

insurance limit. As of March

31, 2023 and December

31, 2022, unamortized broker

placement fees amounted to
$
0.4

million and

$
0.3

million, respectively,

which are

amortized over

the contractual

maturity of

the brokered

CDs under

the interest
method.

NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO

REPURCHASE (REPURCHASE AGREEMENTS)

Repurchase agreements as of the indicated dates consisted of the following:

March 31, 2023 December 31, 2022
(In thousands)
Short-term Fixed-rate repurchase agreements
(1)
$
172,982
$
75,133
(1)
Weighted-average interest rate

of
5.08
% and
4.55
% as of March 31, 2023 and December 31, 2022.
The $
75.1

million in repurchase

agreements outstanding

as of December

31, 2022 matured

and were repaid

during the first

quarter
of

2023.

In

addition,

the

Corporation

added

$
173.0

million

in

short-term

repurchase

agreements

reflecting

precautionary

measures
taken by management in light of recent instability in the banking sector.
Repurchase agreements mature as follows as of the indicated date:
March 31,

2023
(In thousands)
Within one month
$
172,982
As of March

31, 2023 and

December 31, 2022,

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

2023

and

December

31,

2022,

repurchase
agreements were fully collateralized and not offset in the consolidated statements of financial condition.
Repurchase agreements as of March 31, 2023, grouped by counterparty,

were as follows:
Weighted-Average
Counterparty Amount Maturity (In Months)
(Dollars in thousands)
JP Morgan Chase
$
172,982
1

NOTE 10 – ADVANCES

FROM THE FEDERAL HOME LOAN BANK (“FHLB
”)

The following is a summary of the advances from the FHLB as of the indicated dates:
March 31,

December 31,
2023 2022
(In thousands)
Short-term
Fixed
-rate advances from the FHLB
(1)
$
425,000
$
475,000
Long-term
Fixed
-rate advances from the FHLB
(2)
500,000
200,000
$
925,000
$
675,000
(1) Weighted-average interest rate of
5.04
% and
4.56
% as of March 31, 2023 and December 31, 2022, respectively.
(2) Weighted-average interest rate of
4.45
% and
4.25
% as of March 31, 2023 and December 31, 2022, respectively.

Advances from the FHLB mature as follows as of the indicated date:
March 31, 2023
(In thousands)
Within one month $
425,000
Over one to five years
500,000

Total
$
925,000
During the

first quarter

of 2023,

the Corporation

added $
425.0

million of

short-term FHLB

advances at

an average

cost of
5.04
%
and $
300.0

million of

long-term FHLB

advances at

an average cost

of
4.59
%, and repaid

upon maturity

$
475.0

million of

short-term
FHLB advances at an average cost of
4.56
%.
NOTE 11 – OTHER LONG-TERM

BORROWINGS
Junior Subordinated Debentures
Junior subordinated debentures, as of the indicated dates, consisted of:
March 31,

December 31,
(In thousands)
2023 2022
Floating rate junior subordinated debentures (FBP Statutory Trust

I)
(1) (3) (4)
$
65,205
$
65,205
Floating rate junior subordinated debentures (FBP Statutory Trust

II)
(2) (3) (4)
118,557
118,557
$
183,762
$
183,762
(1)
Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of
2.75
% over
3-month LIBOR

(
7.66
% as of March 31, 2023 and
7.49
% as of
December 31, 2022).
(2)
Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of
2.50
% over
3-month LIBOR

(
7.46
% as of March 31, 2023 and
7.25
% as of
December 31, 2022).
(3)
Following the provisions of the LIBOR Act and Regulation

ZZ, the LIBOR reference on these contracts will automatically transition by operation of law to three-month CME Term
SOFR, plus a spread adjustment of 0.26161% on the first reset date after USD LIBOR ceases publication in June 2023.
(4)
See Note 7 - Non-Consolidated Variable

Interest Entities

("VIEs") and Servicing Assets, for additional information on the nature and terms of these debentures.

NOTE 12 – EARNINGS PER COMMON . SHARE

The calculations of earnings per common share for the quarters ended March 31, 2023 and 2022 are as follows:
Quarter Ended March 31,
2023 2022
(In thousands, except per share information)
Net income attributable to common stockholders $
70,698
$
82,600
Weighted-Average

Shares:

Average common

shares outstanding
180,215
198,130

Average potential

dilutive common shares

1,021
1,407

Average common

shares outstanding - assuming dilution
181,236
199,537
Earnings per common share:
Basic

$
0.39
$
0.42
Diluted

$
0.39
$
0.41
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
Potential dilutive

common

shares consist

of unvested

shares of

restricted

stock and

performance

units (if

any

of the

performance
conditions

are

met

as of

the end

of

the reporting

period),

that

do

not contain

non-forfeitable

dividend

or dividend

equivalent

rights
using the

treasury stock

method. This

method assumes

that proceeds

equal to

the amount

of compensation

cost attributable

to future
services

is

used

to

repurchase

shares

on

the

open

market

at

the

average

market

price

for

the

period.

The

difference

between

the
number

of

potential

dilutive

shares

issued

and

the

shares

purchased

is

added

as

incremental

shares

to

the

actual

number

of

shares
outstanding

to

compute

diluted

earnings

per

share.

Unvested

shares

of

restricted

stock

outstanding

during

the

period

that

result

in
lower potentially

dilutive shares issued

than shares purchased

under the

treasury stock method

are not included

in the computation

of
dilutive

earnings

per

share

since

their

inclusion

would

have an

antidilutive

effect

on

earnings

per

share.

There

were
no

antidilutive
shares of common stock during the quarters ended March 31, 2023 and

2022.

NOTE 13 – STOCK-BASED . COMPENSATION

The First Bancorp

Omnibus Incentive

Plan (the “Omnibus

Plan”), which is

effective until

May 24, 2026,

provides for equity-based
and non

equity-based compensation

incentives (the

“awards”). The

Omnibus Plan

authorizes the

issuance of

up to
14,169,807

shares
of common

stock, subject

to adjustments

for stock

splits, reorganizations

and other

similar events.

As of

March 31,

2023, there

were
3,142,813

authorized

shares

of

common

stock

available

for

issuance

under

the

Omnibus

Plan.

The

Board,

based

on

the
recommendation of

the Compensation

and Benefits

Committee of

the Board,

has the

power and

authority to

determine those

eligible
to receive

awards and

to establish the

terms and conditions

of any

awards, subject to

various limits and

vesting restrictions

that apply
to individual and aggregate awards.
Restricted Stock
Under the

Omnibus Plan,

the Corporation

may grant

restricted stock

to plan

participants, subject

to forfeiture

upon the

occurrence
of certain

events until

the dates

specified in

the participant’s

award agreement.

While the

restricted stock

is subject

to forfeiture

and
does

not

contain

non-forfeitable

dividend

rights,

participants

may

exercise

full

voting

rights

with

respect

to

the

shares

of

restricted
stock

granted

to

them.

The

fair

value

of

the

shares

of

restricted

stock

granted

was

based

on

the

market

price

of

the

Corporation’s
common

stock on

the date

of the

respective grant.

The shares

of restricted

stocks granted

to employees

are subject

to the

following
vesting period:

fifty percent

(
50
%) of

those shares

vest on

the
two-year

anniversary of

the grant

date and

the remaining
50
% vest

on
the three-year

anniversary of

the grant

date. The

shares of

restricted stock

granted to

directors are

generally subject

to vesting

on the
one-year

anniversary of the grant

date. The Corporation issued
495,891

shares during the quarter

ended March 31, 2023

in connection
with restricted stock awards, which were reissued from treasury shares.

The following table summarizes the restricted stock activity under the Omnibus

Plan during the quarters ended March 31, 2023
and 2022:
Quarter ended Quarter ended
March 31,

2023
March 31,

2022
Number of Weighted- Number of Weighted-
shares of Average shares of Average
restricted Grant Date restricted Grant Date
stock

Fair Value
stock

Fair Value
Unvested shares outstanding at beginning of year
938,491
$
9.14
1,148,775
$
6.61
Granted
(1)
495,891
11.99
299,440
13.15
Forfeited
(25,415)
9.98
(3,092)
6.69
Vested
(481,536)
5.93
(487,198)
5.72
Unvested shares outstanding at end of period
927,431
$
12.32
957,925
$
9.10
(1) For the quarter ended March 31, 2023, includes
3,502

shares of restricted stock awarded to independent directors and
492,389

shares of restricted stock awarded to employees, of which
33,718

shares were granted to retirement-eligible employees and thus charged to earnings as of the grant date. Includes

for the quarter ended March 31, 2022,
3,048

shares of restricted
stock awarded to independent directors and
296,392

shares of restricted stock awarded to employees, of which
6,084

shares were granted to retirement-eligible employees and thus charged to earnings as of the grant date.
For the quarters

ended March 31,

2023 and 2022,

the Corporation recognized

$
1.6

million and $
0.9

million, respectively,

of stock-
based compensation

expense related

to restricted

stock awards.

As of

March 31,

2023,

there was

$
7.8

million

of total

unrecognized
compensation

cost

related

to unvested

shares

of

restricted

stock

that

the

Corporation

expects

to

recognize

over

a

weighted

average
period of
2.1

years.

Performance Units
Under the Omnibus Plan, the Corporation may award

performance units to participants, with each unit representing the value of one
share

of

the

Corporation’s

common

stock.
These awards, which are granted to executives, do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock.

On March 16, 2023, the Corporation granted 216,876 performance units to executives. Performance units granted on or after March
16, 2023 will vest on the third anniversary of the effective date of the award based on actual achievement of two performance metrics weighted equally: relative total shareholder return (“Relative TSR”), compared to companies that comprise the KBW Nasdaq
Regional Banking Index, and the achievement of a tangible book value per share (“TBVPS”) goal, which is measured based upon the growth in the tangible book value during the performance cycle, adjusted for certain allowable non-recurring transactions. The participant may earn 50% of their target opportunity for threshold-level performance and up to 150% of their target opportunity for maximum-level performance, based on the achievement of the performance goals during a three-year performance cycle. Amounts between threshold, target and maximum performance will vest on a proportional amount. Performance units granted prior to March
16, 2023 vest subject only to achievement of a TBVPS goal. In addition, the participant may earn only up to 100% of their target opportunity.

The following

table summarizes

the performance

units activity under

the Omnibus

Plan during

the quarters

ended March

31, 2023
and 2022:
Quarter ended Quarter ended
March 31,

2023
March 31,

2022
Number

Weighted -
Number

Weighted -
of Average of Average
Performance Grant Date Performance Grant Date
Units Fair Value Units Fair Value
Performance units at beginning of year
791,923
7.36
814,899
7.06
Additions
(1)
216,876
12.24
166,669
13.15
Vested
(2)
(474,538)
4.08
(189,645)
11.16
Performance units at end of period
534,261
12.25
791,923
7.36
(1)
Units granted during the quarter ended March 31, 2023

are based on the achievement of the Relative TSR and TBVPS

performance goals during a three-year performance cycle beginning
January 1, 2023 and ending on December 31, 2025. Units

granted during the quarter ended March 31, 2022 are based

on the TBVPS achievement of the performance goal during a three-
year performance cycle beginning January 1, 2022 and ending

on December 31, 2024.
(2)
Units vested during the quarter ended March 31, 2023 are

related to performance units granted in 2020 that met the pre-established target and were settled with shares of common stock
reissued from treasury shares. Units vested during the quarter ended

March 31, 2022 are related to performance units granted in 2019 that met the pre-established target and were settled
with shares of common stock reissued from treasury shares.
The fair value of the performance units awarded during the quarter ended March 31, 2023 and 2022, that was based on the TBVPS goal component, was calculated based on the market price of the Corporation’s common stock on the respective date of the grant and assuming attainment of 100% of target opportunity. As of March 31, 2023, there have been no changes on management’s assessment of the probability that the pre-established TBVPS goal will be achieved; as such, no cumulative adjustment to compensation expense has been recognized. The fair value of the performance units awarded during the quarter ended March 31, 2023, that was based on the
Relative TSR component, was calculated using a Monte Carlo simulation. Since the Relative TSR component is considered a market condition, the fair value of the portion of the award based on Relative TSR is not revised subsequent to grant date based on actual performance.

For the quarters

ended March 31,

2023 and 2022,

the Corporation recognized

$
0.5

million and $
0.3

million, respectively,

of stock-
based

compensation

expense

related

to

performance

units.

As

of

March

31,

2023,

there

was

$
4.7

million

of

total

unrecognized
compensation cost

related to unvested

performance units

that the Corporation

expects to recognize

over a weighted

average period

of
2.4

years.

The following

table summarizes

the valuation

assumptions used

to calculate

the fair

value of

the Relative

TSR component

of the
performance units granted under the Omnibus Plan during the quarter ended March 31, 2023:
Quarter Ended
March 31,

2023
Risk-free interest rate
(1)
3.98
%
Correlation coefficient
77.16
Expected dividend yield
(2)
-
Expected volatility
(3)
41.37
Expected life (in years)
2.79
(1)
Based on the yield on zero-coupon U.S. Treasury

STRIPS as of the grant date.
(2) Assumes that dividends are reinvested at each ex-dividend date.
(3)
Calculated based on the historical volatility of each company's stock price with a look-back period equal to the simulation term using daily stock prices.
Shares withheld
During the

first quarter

of 2023,

the Corporation

withheld
287,835

shares (first

quarter of

2022 –
201,930

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

NOTE 14 –

STOCKHOLDERS’

EQUITY
Stock Repurchase Programs
On April

27, 2022,

the Corporation

announced that

its Board

approved a

stock repurchase

program,

under which

the Corporation
may repurchase

up to

$
350

million of

its outstanding

common stock,

which commenced

in the

second quarter

of 2022.

Repurchases
under

the

program

may

be

executed

through

open

market

purchases,

accelerated

share

repurchases

and/or

privately

negotiated
transactions

or

plans,

including

plans

complying

with

Rule

10b5-1

under

the

Exchange

Act.

The

Corporation’s

common

stock
repurchase

program

is

subject

to

various

factors,

including

the

Corporation’s

capital

position,

liquidity,

financial

performance

and
alternative uses

of capital,

stock trading

price, and

general market

conditions. The

repurchase program

may be

modified, suspended,
or

terminated

at

any

time

at

the

Corporation’s

discretion.

The

program

does

not

obligate

the

Corporation

to

acquire

any

specific
number of shares and does

not have an expiration

date. During the first quarter

of 2023, the Corporation

repurchased
3,577,540

shares
of common stock through

open market transactions at

an average purchase price

of $
13.98

per share for a total

price of approximately
$
50

million. As of

March 31, 2023,

the Corporation has

remaining authorization to

repurchase approximately $
75

million of common
stock.

Considering

the

industry-wide

uncertain

environment,

the

Corporation

decided

to

pause

share

buybacks

during

the

second
quarter of 2023 and it expects to resume shares repurchases during the third quarter of 2023 subject to factors mentioned above.

During

the

first

quarter

of

2022,

the

Corporation

completed

a

previously

publicly-announced

$
300

million

stock

repurchase
program approved by the Board

on April 26, 2021 by purchasing through

open market transactions
3,409,697

shares of common stock
at an average price of $
14.66

for a total purchase price of approximately $
50

million.
Common Stock

The following table shows the change in shares of common stock outstanding for the quarters ended March 31, 2023, and 2022:
Total

Number of Shares
Quarter Ended March 31,

2023 2022
Common stock outstanding, beginning balance
182,709,059
201,826,505
Common stock repurchased
(1)
(3,865,375)
(3,611,627)
Common stock reissued under stock-based compensation plan
970,429
489,085
Restricted stock forfeited
(25,415)
(3,092)
Common stock outstanding, ending balances
179,788,698
198,700,871

(1)
For the quarters ended March 31,

2023 and 2022

includes
287,835

and
201,930

shares, respectively, of common stock

surrendered to cover officers' payroll and income taxes.
For

the

quarters

ended

March

31,

2023

and

2022,

total

cash

dividends

declared

on

shares

of

common

stock

amounted

to

$
25.4
million

and

$
19.9

million,

respectively.

On
April 27, 2023
, the

Corporation

announced

that its

Board

had

declared

a quarterly

cash
dividend of $
0.14

per common share payable

on
June 9, 2023

to shareholders of record

at the close of

business on
May 24, 2023
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
fixed by

the Board when

authorizing the issuance

of that particular

series.
No

shares of preferred

stock were outstanding

as of March
31, 2023 and December 31, 2022.
Treasury Stock
The following table shows the change in shares of treasury stock for the quarters ended

March 31,

2023 and 2022.
Total

Number of Shares
Quarter Ended March 31,

2023 2022
Treasury stock, beginning balance
40,954,057
21,836,611
Common stock repurchased
(1)
3,865,375
3,611,627
Common stock reissued under stock-based compensation plan
(970,429)
(489,085)
Restricted stock forfeited
25,415
3,092
Treasury stock, ending balances
43,874,418
24,962,245
(1)
For the quarters ended March 31,

2023 and 2022 includes
287,835

and
201,930

shares, respectively, of common stock

surrendered to cover officers' payroll and income taxes.
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

FirstBank’s

legal surplus

reserve, included

as part

of
retained

earnings in

the Corporation’s

consolidated

statements of

financial

condition,

amounted

to $
168.5

million

as of

each March
31, 2023 and December 31, 2022.

There were
no

transfers to the legal surplus reserve during the quarter ended March 31, 2023.

NOTE 15 – ACCUMULATED

OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss for the quarters ended March 31, 2023 and
2022:
Changes in Accumulated Other Comprehensive

Loss by Component
(1)
Quarter ended March 31,
2023 2022
(In thousands)
Unrealized net holding losses on available-for-sale

debt securities:
Beginning balance $
(805,972)
$
(87,390)

Other comprehensive income (loss)
87,228
(331,834)
Ending balance $
(718,744)
$
(419,224)
Adjustment of pension and postretirement

benefit plans:
Beginning balance $
1,194
$
3,391

Other comprehensive income (loss)
-
-
Ending balance $
1,194
$
3,391
____________________
(1) All amounts presented are net of tax.
NOTE 16 – EMPLOYEE BENEFIT PLANS
The Corporation

maintains two frozen

qualified noncontributory

defined benefit pension

plans (the “Pension

Plans”), and

a related
complementary

post-retirement

benefit

plan

(the

“Postretirement

Benefit

Plan”)

covering

medical

benefits

and

life

insurance

after
retirement

that

it

obtained

in

the

Banco

Santander

Puerto

Rico

(“BSPR”)

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

The

Corporation

requires

recognition

of

a

plan’s

overfunded

and

underfunded

status

as

an

asset

or

liability

with

an

offsetting
adjustment to accumulated other comprehensive loss pursuant to the ASC Topic 715, “Compensation-Retirement

Benefits.”
The following table presents the components of net periodic cost (benefit) for the indicated periods:
Affected Line Item
in the Consolidated Quarter Ended
Statements of Income March 31, 2023 March 31, 2022
(In thousands)
Net periodic cost (benefit), pension plans:
Interest cost Other expenses $
950
$
654
Expected return on plan assets Other expenses
(886)
(1,039)
Net periodic cost (benefit), pension plans
64
(385)
Net periodic cost, postretirement plan Other expenses
6
1
Net periodic cost (benefit)
$
70
$
(384)

NOTE 17 –

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

income tax only
on its income from

sources within the U.S.

and USVI or income

effectively connected with

the conduct of a

trade or business in

those
jurisdictions. Any

such tax

paid in

the U.S.

and USVI

is also

creditable against

the Corporation’s

Puerto Rico

tax liability,

subject to
certain conditions and limitations.
Under the Puerto Rico

Internal Revenue Code of

2011 PR (the

“2011 PR Code”),

the Corporation and its subsidiaries

are treated as
separate

taxable

entities

and

are

not

entitled

to

file

consolidated

tax

returns

and,

thus,

the

Corporation

is

generally

not

entitled

to
utilize

losses

from

one

subsidiary

to

offset

gains

in

another

subsidiary.

Accordingly,

in

order

to

obtain

a

tax

benefit

from

a

net
operating

loss

(“NOL”),

a

particular

subsidiary

must

be

able

to

demonstrate

sufficient

taxable

income

within

the

applicable

NOL
carry-forward

period.

Pursuant

to

the

2011

PR

Code,

the

carry-forward

period

for

NOLs

incurred

during

taxable

years

that
commenced

after

December

31,

2004

and

ended

before

January

1,

2013

is

12

years;

for

NOLs

incurred

during

taxable

years
commencing after December 31,

2012, the carryover period is

10 years. The 2011

PR Code provides a dividend

received deduction of
100
% on

dividends

received

from

“controlled”

subsidiaries

subject

to

taxation

in

Puerto

Rico

and
85
% on

dividends

received

from
other taxable domestic corporations.
The

Corporation

has

maintained

an

effective

tax

rate

lower

than

the

Puerto

Rico

maximum

statutory

rate

of
37.5
%

mainly

by
investing

in

government

obligations

and

MBS

exempt

from

U.S.

and

Puerto

Rico

income

taxes

and

by

doing

business

through

an
international banking

entity (an

“IBE”) unit

of the

Bank, and

through the

Bank’s

subsidiary,

FirstBank Overseas

Corporation, whose
interest income

and gains

on sales

are exempt

from Puerto

Rico income

taxation. The

IBE unit

and FirstBank

Overseas Corporation
were created

under the

International Banking

Entity

Act of

Puerto

Rico, which

provides for

total Puerto

Rico tax

exemption on

net
income derived by

IBEs operating in

Puerto Rico on the

specific activities identified

in the IBE Act.

An IBE that operates

as a unit of
a bank

pays income

taxes at

the corporate

standard rates

to the

extent that

the IBE’s

net income

exceeds
20
% of

the bank’s

total net
taxable income.
For the

first quarter

of 2023,

the Corporation

recorded

an income

tax expense

of $
31.9

million

compared

to $
43.0

million in

the
first quarter of 2022.

The variance was primarily

related to lower pre-tax

income and a lower estimated

effective tax rate

as a result of
a

higher

proportion

of

exempt

to

taxable

income

when

compared

to

the

same

period

in

2022.

The

Corporation’s

estimated

annual
effective tax

rate, excluding

entities with pre-tax

losses from which

a tax benefit

cannot be recognized

and discrete items,

was
31.2
%
for the first quarter of 2023, compared to
32.9
% for the first quarter of 2022.
The net

deferred tax

asset of

the Corporation’s

banking subsidiary,

FirstBank, amounted

to $
154.8

million as

of March

31, 2023,
net of a valuation

allowance of $
139.1

million, compared to

a net deferred

tax asset of $
155.6

million, net of

a valuation allowance

of
$
149.5

million, as

of December

31, 2022.

The Corporation

maintains a

full valuation

allowance for

its deferred

tax assets

associated
with capital

losses carry

forward and

unrealized losses

of available-for-sale

debt securities.

The reduction

in the

valuation allowance
was related to

the change in

the market value

of available-for-sale

debt securities,

which resulted in

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

Section 382 limitation as
any

such

tax

paid

in

the

U.S.

or

USVI

can

be

creditable

against

Puerto

Rico

tax

liabilities

or

taken

as

a

deduction

against

taxable
income. However,

our ability

to reduce

our Puerto

Rico tax

liability through

such a

credit or

deduction depends

on our

tax profile

at
each annual

taxable period,

which is

dependent on

various factors.

For the

first quarters

of 2023

and 2022,

the Corporation

incurred
current income tax expense

of approximately $
2.5

million and $
1.6

million, respectively,

related to its U.S. operations.

The limitation
did not impact the USVI operations in the first quarters of 2023 and 2022, respectively

.

The Corporation

accounts for uncertain

tax positions under

the provisions of

ASC Topic

740. The Corporation’s

policy is to

report
interest and

penalties related

to unrecognized

tax positions

in income

tax expense.

As of

March 31,

2023,

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

See Note 25

– Fair Value

,

to the audited

consolidated financial

statements included

in the 2022

Annual Report

on Form

10-K for

a
description of the valuation methodologies used to measure financial instruments at fair value on a recurring basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of

March 31, 2023 and December 31,
2022:
As of March 31, 2023 As of December 31, 2022
Fair Value Measurements Using

Fair Value Measurements Using

Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
(In thousands)
Assets:
Debt securities available for sale:
U.S. Treasury securities $
140,422
$
-
$
-
$
140,422
$
138,875
$
-
$
-
$
138,875
Noncallable U.S. agencies debt securities
-
428,675
-
428,675
-
389,787
-
389,787
Callable U.S. agencies debt securities
-
1,962,535
-
1,962,535
-
1,963,566
-
1,963,566
MBS
-
3,050,019
5,402
(1)
3,055,421
-
3,098,797
5,794
(1)
3,104,591
Puerto Rico government obligations
-
-
2,203
2,203
-
-
2,201
2,201
Other investments
-
-
-
-
-
-
500
500
Equity securities
4,926
-
-
4,926
4,861
-
-
4,861
Derivative assets
-
628
-
628
-
633
-
633
Liabilities:
Derivative liabilities
-
645
-
645
-
476
-
476
(1) Related to private label MBS.

The table

below presents

a reconciliation

of the

beginning and

ending balances

of all

assets measured

at fair

value on

a recurring
basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2023 and 2022:
Quarter Ended March 31,

2023 2022
Level 3 Instruments Only

Securities Available for Sale
(1)
Securities Available for Sale
(1)
(In thousands)
Beginning balance $
8,495
$
11,084

Total gains (losses):

Included in other comprehensive loss (unrealized)
(162)
(287)

Included in earnings (unrealized)
(2)
9
388

Principal repayments and amortization
(3)
(737)
(538)
Ending balance $
7,605
$
10,647
___________________
(1) Amounts mostly related to private label MBS.
(2)
Changes in unrealized gains included in earnings were recognized within provision for credit losses - expense (benefit) and

relate to assets still held as of the reporting date.
(3) Includes the $
0.5

million repayment of a matured debt security.

The tables below present quantitative information for significant assets measured at fair value on a recurring basis using significant
unobservable inputs (Level 3) as of March 31, 2023 and December 31, 2022:
March 31, 2023
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average
Minimum

Maximum
(Dollars in thousands)
Available-for-sale

debt securities:

Private label MBS
$
5,402
Discounted cash flows Discount rate
16.0%
16.0%
16.0%
Prepayment rate
1.6%
12.6%
9.2%
Projected cumulative loss rate
0.2%
14.9%
5.2%

Puerto Rico government obligations
$
2,203
Discounted cash flows Discount rate
12.8%
12.8%
12.8%
Projected cumulative loss rate
19.0%
19.0%
19.0%
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

As of March 31, 2023, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-
recurring basis and still held at March 31, 2023, as shown in the following table:
Carrying value as of March 31,

Related to losses recorded for the Quarter Ended
March 31,

2023 2022 2023 2022
(In thousands)
Level 3:
Loans receivable

(1)
$
3,486
$
25,951
$
(60)
$
(3,539)
OREO
(2)
814
1,432
(33)
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

OREO portfolio.

See Note 25 – Fair Value,

to the audited consolidated financial

statements to the audited

consolidated financial statements included

in
the

2022

Annual

Report

on

Form

10-K

for

qualitative

information

regarding

the

fair

value

measurements

for

Level

3

financial
instruments measured at fair value on nonrecurring basis.

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial
instruments as of March 31, 2023 and December 31, 2022:
Total Carrying Amount
in Statement of
Financial Condition as
of March 31, 2023
Fair Value Estimate as

of
March 31, 2023 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money market investments

(amortized cost)
$
823,601
$
823,601
$
823,601
$
-
$
-
Available-for-sale debt

securities (fair value)
5,589,256
5,589,256
140,422
5,441,229
7,605
Held-to-maturity debt securities (amortized cost)
431,395
Less: ACL on held-to-maturity debt securities
(7,646)
Held-to-maturity debt securities, net of ACL $
423,749
419,752
-
255,209
164,543
Equity securities (amortized cost)
61,788
61,788
-
61,788
(1)
-
Other equity securities (fair value)
4,926
4,926
4,926
-
-
Loans held for sale (lower of cost or market)
15,183
15,214
-
15,214
-
Loans held for investment (amortized cost)
11,577,985
Less: ACL for loans and finance leases
(265,567)
Loans held for investment, net of ACL $
11,312,418
11,030,421
-
-
11,030,421
MSRs (amortized cost)
28,431
45,270
-
-
45,270
Derivative assets (fair value)

(2)
628
628
-
628
-
Liabilities:
Deposits (amortized cost) $
16,051,965
$
16,039,550
$
-
$
16,039,550
$
-
Short-term securities sold under agreements to repurchase (amortized cost)
172,982
173,936
-
173,936
-
Advances from the FHLB (amortized cost):

Short-term
425,000
426,665
-
426,665
-

Long-term
500,000
501,990
-
501,990
-
Other long-term borrowings (amortized cost)
183,762
187,183
-
-
187,183
Derivative liabilities (fair value)

(2)
645
645
-
645
-
(1) Includes FHLB stock with a carrying value of $
54.2

million, which are considered restricted.
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
-
12,306
-
Loans held for investment (amortized cost)
11,552,825
Less: ACL for loans and finance leases
(260,464)
Loans held for investment, net of ACL $
11,292,361
11,106,809
-
-
11,106,809
MSRs (amortized cost)
29,037
44,710
-
-
44,710
Derivative assets (fair value)
(2)
633
633
-
633
-
Liabilities:
Deposits (amortized cost) $
16,143,467
$
16,139,937
$
-
$
16,139,937
$
-
Short-term securities sold under agreements to repurchase (amortized cost)
75,133
75,230
-
75,230
-
Advances from the FHLB (amortized cost)

Short-term
475,000
474,731
-
474,731
-

Long-term
200,000
199,865
-
199,865
-
Other long-term borrowings (amortized cost)
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

NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition

In accordance with

ASC Topic

606, “Revenue from

Contracts with Customers” (“ASC

Topic

606”), revenues are

recognized when
control

of

promised

goods

or

services

is

transferred

to

customers

and

in

an

amount

that

reflects

the

consideration

to

which

the
Corporation expects to be

entitled in exchange for those

goods or services. At contract

inception, once the contract

is determined to be
within the

scope of

ASC Topic

606, the

Corporation assesses

the goods

or services

that are

promised within

each contract,

identifies
the

respective

performance

obligations,

and

assesses

whether

each

promised

good

or

service

is

distinct.

The

Corporation

then
recognizes

as revenue

the amount

of the

transaction price

that is

allocated to

the respective

performance obligation

when (or

as) the
performance obligation is satisfied.
Disaggregation of Revenue

The following

tables summarize

the Corporation’s

revenue, which

includes net

interest income

on financial

instruments and

non-
interest income, disaggregated by type of service and business segment for the quarters ended March 31, 2023 and 2022:
Quarter ended March 31, 2023
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income
(1)
$
21,788
$
137,744
$
14,940
$
(658)
$
20,930
$
6,141
$
200,885
Service charges and fees on deposit accounts
-
5,486
3,154
-
165
736
9,541
Insurance commissions
-
4,640
-
-
28
179
4,847
Merchant-related income
-
2,263
-
-
29
468
2,760
Credit and debit card fees
-
7,638
22
-
2
496
8,158
Other service charges and fees
161
1,152
854
-
583
344
3,094
Not in scope of ASC Topic

606

(1)
2,913
855
145
160
40
5
4,118

Total non-interest income
3,074
22,034
4,175
160
847
2,228
32,518
Total Revenue $
24,862
$
159,778
$
19,115
$
(498)
$
21,777
$
8,369
$
233,403
Quarter ended March 31, 2022
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income
(1)
$
25,779
$
89,546
$
40,415
$
7,409
$
16,482
$
5,993
$
185,624
Service charges and fees on deposit accounts
-
5,539
2,976
-
138
710
9,363
Insurance commissions
-
4,967
-
-
29
279
5,275
Merchant-related income
-
1,822
373
-
5
389
2,589
Credit and debit card fees
-
6,671
16
-
(7)
410
7,090
Other service charges and fees
143
1,110
1,113
-
499
157
3,022
Not in scope of ASC Topic

606
(1)
5,109
354
76
(112)
80
12
5,519
Total non-interest

income
5,252
20,463
4,554
(112)
744
1,957
32,858
Total Revenue $
31,031
$
110,009
$
44,969
$
7,297
$
17,226
$
7,950
$
218,482
(1)
Most of the Corporation's revenue is not within the scope of ASC Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other non-interest income from loans, leases, investment securities and derivative
financial instruments.

For

the

quarters

ended

March

31,

2023

and

2022,

most

of

the

Corporation’s

revenue

within

the

scope

of

ASC

Topic

606

was
related to performance obligations satisfied at a point in time.
See

Note

26

–

Revenue

from

Contracts

with

Customers,

to

the

audited

consolidated

financial

statements

included

in

the

2022
Annual Report on Form 10-K for a discussion of major revenue streams under the scope of ASC Topic 606.
Contract Balances
A
contract

liability

is

an

entity’s

obligation

to

transfer

goods

or

services

to

a

customer

in

exchange

for

consideration

from

the
customer.

FirstBank

participates

in

a

merchant

revenue-sharing

agreement

with

another

entity

to

which

the

Bank

sold

its

merchant
contracts portfolio and related point-of-sale terminals,

and a growth agreement with an international

card service association to expand
the

customer

base

and

enhance

product

offerings.

FirstBank

recognizes

the

revenue

under

these

agreements

over

time, as

the

Bank
completes its performance obligations.
The following table shows the activity of contract liabilities for the quarters ended March 31, 2023 and 2022:

Quarter Ended March 31,

2023 2022
(In thousands)
Beginning Balance $
841
$
1,443
Less:

Revenue recognized
(81)
(289)
Ending balance $
760
$
1,154
As of March 31, 2023 and 2022, there were no contract assets recorded on the Corporation’s consolidated

financial statements.
Other

Except for the contract liabilities noted above, the Corporation did not have any significant performance obligations as of March 31,
2023.

The

Corporation

also

did

not

have

any

material contract

acquisition

costs

and

did

not

make

any

significant

judgments

or
estimates in recognizing revenue for financial reporting purposes.

NOTE 20 – SEGMENT INFORMATION
Based upon

the Corporation’s

organizational

structure and

the information

provided to

the Chief

Executive

Officer,

the operating
segments

are

based

primarily

on

the

Corporation’s

lines

of

business

for

its

operations

in

Puerto

Rico,

the

Corporation’s

principal
market, and

by geographic

areas for

its operations

outside of

Puerto Rico.

As of

March 31,

2023, the

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

statements included in the 2022 Annual Report on Form 10-K.
The

Corporation

evaluates

the

performance

of

the

segments

based

on

net

interest

income,

the

provision

for

credit

losses,

non-
interest

income

and

direct

non-interest

expenses.

The

segments

are

also

evaluated

based

on

the

average

volume

of

their

interest-
earning assets less the ACL.

The following tables present information about the reportable segments for the indicated periods:
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
For the quarter ended March 31, 2023:
Interest income $
31,907
$
83,174
$
62,343
$
27,466
$
31,114
$
6,392
$
242,396
Net (charge) credit for transfer of funds
(10,119)
77,735
(47,403)
(19,539)
(674)
-
-
Interest expense
-
(23,165)
-
(8,585)
(9,510)
(251)
(41,511)
Net interest income (loss)
21,788
137,744
14,940
(658)
20,930
6,141
200,885
Provision for credit losses - (benefit) expense
(506)
15,224
(2,536)
(9)
4,655
(1,326)
15,502
Non-interest income
3,074
22,034
4,175
160
847
2,228
32,518
Direct non-interest expenses
5,087
41,627
9,365
947
8,304
6,825
72,155

Segment income (loss)
$
20,281
$
102,927
$
12,286
$
(1,436)
$
8,818
$
2,870
$
145,746
Average earnings assets $
2,171,061
$
3,174,150
$
3,713,633
$
6,216,498
$
2,067,848
$
366,338
$
17,709,528
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
For the quarter ended March 31, 2022:
Interest income $
33,071
$
70,437
$
47,027
$
22,184
$
18,857
$
6,278
$
197,854
Net (charge) credit for transfer of funds
(7,292)
24,282
(6,612)
(9,949)
(429)
-
-
Interest expense
-
(5,173)
-
(4,826)
(1,946)
(285)
(12,230)
Net interest income

25,779
89,546
40,415
7,409
16,482
5,993
185,624
Provision for credit losses - (benefit) expense
(3,703)
11,144
(16,622)
(388)
(3,547)
(686)
(13,802)
Non-interest income (loss)
5,252
20,463
4,554
(112)
744
1,957
32,858
Direct non-interest expenses
6,906
39,271
8,859
885
8,479
6,973
71,373

Segment income
$
27,828
$
59,594
$
52,732
$
6,800
$
12,294
$
1,663
$
160,911
Average earnings assets $
2,293,648
$
2,759,482
$
3,664,104
$
8,145,949
$
2,065,638
$
378,169
$
19,306,990

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:
Quarter Ended March 31,
2023 2022
(In thousands)
Net income:

Total income for segments

$
145,746
$
160,911
Other operating expenses

(1)
43,113
35,286
Income before income taxes
102,633
125,625
Income tax expense
31,935
43,025

Total consolidated net income
$
70,698
$
82,600
Average assets:
Total average earning assets for segments

$
17,709,528
$
19,306,990
Average non-earning assets

847,628
947,011

Total consolidated average assets
$
18,557,156
$
20,254,001
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
Quarter Ended March 31,

2023 2022
(In thousands)
Cash paid for:

Interest on borrowings
$
37,798
$
13,300

Income tax

10,926
2,598

Operating cash flow from operating leases
4,316
4,751
Non-cash investing and financing activities:

Additions to OREO
6,414
6,770

Additions to auto and other repossessed assets
15,356
10,772

Capitalization of servicing assets
532
1,130

Loan securitizations
28,736
40,823

Loans held for investment transferred to held for sale
2,345
1,176

Payable related to unsettled purchases of available-for-sale debt securities
-
15,000

ROU assets obtained in exchange for operating lease liabilities
1,630
2,791

NOTE 22 – REGULATORY

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

2023 and

December 31,

2022,

the Corporation

and FirstBank

exceeded

the minimum

regulatory
capital

ratios

for

capital

adequacy

purposes

and

FirstBank

exceeded

the

minimum

regulatory

capital

ratios

to

be

considered

a

well
capitalized

institution

under

the

regulatory

framework

for

prompt

corrective

action.

As

of

March

31,

2023,

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
As part

of its

response to

the impact

of COVID-19,

on March

31, 2020,

the federal

banking agencies

issued an

interim final

rule
that

provided

the

option

to

temporarily

delay

the

effects

of

CECL

on

regulatory

capital

for

two

years,

followed

by

a

three-year
transition

period.

The

interim

final

rule

provides

that,

at

the

election

of

a

qualified

banking

organization,

the

day

one

impact

to
retained earnings plus
25
% of the change in

the ACL (as defined

in the final rule) from

January 1, 2020 to

December 31, 2021 will

be
delayed

for

two

years

and

phased-in

at
25
%

per

year

beginning

on

January

1,

2022

over

a

three-year

period,

resulting

in

a

total
transition

period

of

five

years.

Accordingly,

as

of

March

31,

2023,

the

capital

measures

of

the

Corporation

and

the

Bank

included
$
32.4

million associated

with the

CECL day

one impact

to retained

earnings plus
25
% of

the increase

in the

ACL (as

defined in

the
interim

final

rule)

from

January

1,

2020

to

December

31,

2021,

and

$
32.4

million

remains

excluded

to

be

phase-in

during

the
remainder of

the three-year

transition period.

The federal

financial regulatory

agencies may

take other

measures affecting

regulatory
capital

to

address

the

COVID-19

pandemic

and

related

macroeconomic

conditions,

although

the

nature

and

impact

of

such

actions
cannot be predicted at this time.

The regulatory

capital position

of the

Corporation and

the FirstBank as

of March

31, 2023

and December

31, 2022,

which reflects
the delay in the full effect of CECL on regulatory capital, were as follows:
Regulatory Requirements
Actual For Capital Adequacy Purposes
To be Well

-Capitalized
Thresholds

Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
As of March 31, 2023
Total Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,366,591
19.02
% $
995,597
8.0
% N/A N/A %

FirstBank
$
2,327,600
18.71
% $
995,452
8.0
% $
1,244,315
10.0
%
CET1 Capital (to Risk-Weighted Assets)

First BanCorp.
$
2,032,369
16.33
% $
560,023
4.5
% N/A N/A %

FirstBank
$
2,071,650
16.65
% $
559,942
4.5
% $
808,805
6.5
%
Tier I Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,032,369
16.33
% $
746,697
6.0
% N/A N/A %

FirstBank
$
2,171,650
17.45
% $
746,589
6.0
% $
995,452
8.0
%
Leverage ratio

First BanCorp.
$
2,032,369
10.57
% $
769,399
4.0
% N/A N/A %

FirstBank
$
2,171,650
11.29
% $
769,102
4.0
% $
961,378
5.0
%
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

Commitments
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

As
of March 31, 2023,

commitments to extend

credit amounted to approximately

$
2.0

billion, of which $
0.9

billion relates to retail

credit
card

loans.

In

addition,

commercial

and

financial

standby

letters

of

credit

as

of

March

31,

2023

amounted

to

approximately

$
93.6
million.
Contingencies
As

of

March

31,

2023,

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

from time to time,

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
excess

of

any

accrual)

will

be

incurred

in

connection

with

any

legal

contingencies,

the

Corporation

discloses

an

estimate

of

the
possible loss or

range of loss,

either individually or

in the aggregate,

as appropriate, if

such an estimate can

be made, or

discloses that
an estimate cannot be made. Based on the Corporation’s

assessment as of March 31, 2023, no such disclosures were necessary.

NOTE 23- FIRST BANCORP.

(HOLDING COMPANY

ONLY) FINANCIAL

INFORMATION
The following

condensed financial information

presents the financial

position of

First BanCorp.

at the holding

company level only
as of March 31, 2023 and December 31, 2022, and the results of its operations for the quarters ended March 31, 2023 and 2022:
Statements of Financial Condition
As of March 31,

As of December 31,
2023 2022
(In thousands)
Assets
Cash and due from banks $
13,981
$
19,279
Other investment securities
735
735
Investment in First Bank Puerto Rico, at equity
1,544,874
1,464,026
Investment in First Bank Insurance Agency,

at equity
32,374
28,770
Investment in FBP Statutory Trust I
1,951
1,951
Investment in FBP Statutory Trust II
3,561
3,561
Dividends receivable
637
624
Other assets
426
430

Total assets
$
1,598,539
$
1,519,376
Liabilities and Stockholders’ Equity
Liabilities:
Long-term borrowings

$
183,762
$
183,762
Accounts payable and other liabilities
9,184
10,074

Total liabilities
192,946
193,836
Stockholders’ equity
1,405,593
1,325,540

Total liabilities and stockholders’

equity
$
1,598,539
$
1,519,376
Statements of Income

Quarter Ended March 31,
2023 2022
(In thousands)
Income

Interest income on money market investments

$
53
$
4

Dividend income from banking subsidiaries
78,870
63,593

Other income
102
40

Total income
79,025
63,637
Expense

Other borrowings
3,381
1,333

Other operating expenses
410
439

Total expense
3,791
1,772
Income before income taxes and equity in undistributed

earnings of subsidiaries
75,234
61,865
Income tax expense
1,078
1,106
Equity in undistributed earnings of subsidiaries (distribution in excess of earnings)
(3,458)
21,841
Net income $
70,698
$
82,600
Other comprehensive income (loss), net of tax
87,228
(331,834)
Comprehensive income (loss) $
157,926
$
(249,234)

ITEM

2.

MANAGEMENT’S

DISCUSSION

AND

ANALYSIS

OF

FINANCIAL

CONDITION

AND

RESULTS

OF
OPERATIONS (“MD&A”)
The

following

MD&A

relates

to

the

accompanying

unaudited

consolidated

financial

statements

of

First

BanCorp.

(the
“Corporation,” “we,” “us,”

“our,” or “First

BanCorp.”) and should be

read in conjunction with

such financial statements and

the notes
thereto,

and our Annual Report on

Form 10-K for the year

ended December 31, 2022 (the “2022

Annual Report on Form 10-K”).

This
section also

presents certain

financial measures

that are not

based on

generally accepted

accounting principles

in the

United States

of
America

(“GAAP”).

See

“Non-GAAP

Financial

Measures

and

Reconciliations”

below

for

information

about

why

non-GAAP
financial

measures

are

presented

and

references

to

reconciliations

of

non-GAAP

financial

measures

to

the

most

comparable

GAAP
financial measures.
EXECUTIVE SUMMARY
First BanCorp.

is a diversified

financial holding

company headquartered

in San Juan,

Puerto Rico offering

a full range

of financial
products to

consumers and

commercial customers

through various

subsidiaries. First

BanCorp.

is the

holding company

of FirstBank
Puerto

Rico

(“FirstBank”

or the

“Bank”)

and

FirstBank

Insurance

Agency.

Through

its wholly

-owned

subsidiaries,

the Corporation
operates

in

Puerto

Rico,

the

United

States

Virgin

Islands

(“USVI”),

the

British

Virgin

Islands

(“BVI”),

and

the

state

of

Florida,
concentrating on

commercial banking,

residential mortgage loans,

credit cards, personal

loans, small loans,

auto loans and

leases, and
insurance agency activities.
Recent Developments
Economy and Market Volatility
Growth

in

economic

activity

and

demand

for

goods

and

services,

alongside

labor

shortages,

supply

chain

complications

and
geopolitical

matters,

have

contributed

to

rising

inflation.

In

response,

the

Federal

Reserve

has

raised

interest

rates

and

has

begun
reducing the

size of

its balance

sheet. In

March and

May 2023,

certain large

U.S. regional

banks with

assets over

$100 billion

were
closed

and

placed

into

receivership

with

the

FDIC.

The

closures

of

those

banks

and

adverse

developments

affecting

other

banks
resulted

in

heightened

levels

of

market

volatility

that

has

negatively

impacted

customer

confidence

in

the

safety

and

soundness

of
financial

institutions.

These developments

have resulted

in certain

regional banks

experiencing

higher than

normal deposit

outflows
and

an

elevated

level

of

competition

for

available

deposits

in

the

market.

The

impact

of

market

volatility

from

the

adverse
developments

in

the

banking

industry,

along

with

continued

high

inflation

and

rising

interest

rates

on

our

business

and

related
financial results, will depend on future developments, which are highly uncertain and difficult to predict.

Our results

this quarter

reflect continued

discipline expense

management,

stable credit

quality metrics,

a sound

liquidity position,
and solid capital levels, despite

the market disruption.

With our disciplined

and proactive approach, the

Corporation is well positioned
to manage

through the

uncertain economic

outlook on

the horizon.

As of

March 31,

2023, the

Corporation had

approximately

$5.5
billion of

unused available

liquidity,

representing 114%

of total

estimated uninsured

deposits, excluding

fully collateralized

deposits,
of $4.8 billion, and a strong capital position with a common equity tier 1 (“CET1”)

ratio of 16.33%.

In the aftermath of the recent bank failures, the

banking agencies could propose certain actions that may

impact capital ratios or the
FDIC deposit insurance premium.

See “Risk Management – Liquidity Risk” below for additional information about the Corporation’s funding

sources and strategy.
Return of Capital to Shareholders
In

the

first

quarter

of 2023,

the Corporation

returned

approximately

$75.1

million,

or

106%

of

first

quarter

2023

earnings, to

its
shareholders

through $50.0

million

in repurchases

of common

stock and

the payment

of $25.1

million

in

common

stock dividends,
which reflects an

increase in the

common stock dividend

by 17%,

from $0.12 for

the fourth quarter

of 2022 to

$0.14 per share

for the
first quarter of 2023.
As of March 31, 2023, the Corporation has remaining authorization to repurchase approximately $75 million of common stock. Due
to recent

market events,

the Corporation

intends to

temporarily pause

common stock

repurchases

during the

second quarter

of 2023
and expects to

resume such repurchases

during the third quarter

of 2023 subject

to various factors,

including the Corporation’s

capital
position, liquidity, financial

performance and alternative uses of capital, stock trading price, and general market conditions.

London Interbank Offered Rate (“LIBOR”)

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

30, 2024.

The Adjustable

Interest Rate

Act (the

“LIBOR Act”),

that was

enacted in

March 2022,

provides

a statutory

framework to

replace
USD LIBOR

for

contracts

governed

by

U.S.

law

that

do

not have

clear

and

practicable

provisions

for

replacing

USD LIBOR

after
June

30,

2023

(“tough

legacy

contracts”).

On

December

16,

2022,

the

FED

adopted

Regulation

ZZ,

which

identifies

replacement
benchmark rates

based on

the Secured

Overnight Financing

Rate (“SOFR”)

to replace

the aforementioned

USD LIBOR

settings that
will cease

after June

30, 2023 in

contracts subject

to the

LIBOR Act. Under

Regulation ZZ,

tough legacy

contracts will

be converted
by operation of law

to various forms of SOFR,

along with a spread

adjustment, upon a LIBOR replacement

date (i.e., the first London
banking day

after June

30, 2023).

The spread

adjustment was

designed to

compensate for

USD LIBOR

being higher

than SOFR

in
two regards.

First, USD

LIBOR is

an unsecured

rate while

SOFR is

a secured

rate. Second,

USD LIBOR

includes

term premia.

In
addition, Regulation

ZZ codifies

safe harbor

protections for

selection or

use of

SOFR as

a replacement

benchmark and

clarifies who
would

be

considered

a

“determining

person”

able

to

elect

a

replacement

benchmark

when

USD

LIBOR

ceases

to

be

published

as
representative on June 30, 2023.

As of

March 31, 2023,

the Corporation’s

risk exposure to USD

LIBOR that mature

after June 30,

2023 consisted of

the following:
(i)

$1.2

billion

of

variable-rate

commercial

and

construction

loans

(including

unused

commitments),

(ii)

$40.7

million

of

U.S.
agencies

debt

securities

and

private

label

mortgage-backed

securities

(“MBS”)

held

as

part

of

the

available-for-sale

debt

securities
portfolio, (iii) $124.7 million of Puerto

Rico municipalities bonds held as part of

the held-to-maturity debt securities portfolio,

and (iv)
$183.8

million of

junior subordi

nated debentures

reported as

other

long-term borrowings

in the

consolidated

statements of

financial
condition.

Most of

these contracts contain

adequate features

to convert

to an alternative

interest rate;

however,

as of March

31, 2023,
contracts totaling approximately

$338.4 million do not contain

fallback language mainly consisting

of the aforementioned Puerto

Rico
municipalities

bonds held

as part

of the

held-to-maturity

debt securities

portfolio

and the

junior subordinated

debentures. Following
the provisions

of the

LIBOR Act

and Regulation

ZZ, the

LIBOR reference

on the

junior subordinated

debentures will

automatically
transition by

operation of

law to

3-month CME

Term

SOFR, plus

a spread

adjustment of

0.26161% on

the first

reset date

after USD
LIBOR ceases

publication in

June 2023.

In addition,

for the

transition of

any residual

exposure after

June 30,

2023, the

Corporation
expects to follow the provisions of the LIBOR Act and Regulation ZZ.
The

Corporation

continues

to

execute

its

LIBOR

transition

workplan.

Source

systems

have

been

updated

to

support

alternative
reference rates. At this time

alternative reference rates are predominantly

SOFR based. In addition, the

Corporation continues working
with

its

interest

rate

risk

monitoring

framework

and

a

strategy

for

managing

interest

rate

risk

during

the

transition

from

LIBOR

to
SOFR. We

continue to monitor market

developments and legislative and

regulatory updates, with additional

updates expected through
the remainder of 2023.
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

Note

1

of

the Notes

to

Consolidated

Financial

Statements

included

in

our

2022

Annual
Report on

Form 10-K,

as supplemented

by this

report including

this MD&A,

describes the significant

accounting policies we

used in
our Consolidated Financial Statements.
Not all significant

accounting policies require

management to make

difficult, subjective

or complex judgments.

Critical accounting
estimates

are

those

estimates

made

in

accordance

with

GAAP

that

involve

a

significant

level

of

uncertainty

and

have

had

or

are
reasonably

likely

to

have

a

material

impact

on

the

Corporation’s

financial

condition

and

results

of

operations.

The

Corporation’s
critical accounting

estimates that

are particularly

susceptible

to significant

changes include,

but are

not limited

to, the

following:

(i)
the allowance for credit losses (“ACL”);

(ii) valuation of financial instruments;

and (iii) income taxes. For more

information regarding
valuation of financial

instruments and income taxes

policies, assumptions, and

judgments, see “Critical Accounting

Estimates” in Part
II,

Item

7,

“Management’s

Discussion

and

Analysis

of

Financial

Condition

and

Results

of

Operations

(“MD&A”),”

in

the

2022
Annual Report

on Form

10-K.

The “Risk

Management –

Credit Risk

Management” section

below details

the policies,

assumptions,
and

judgments

related

to

the

ACL.

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

The Corporation

’s

results of

operations also

depend on
the provision

for credit

losses, non-interest

expenses (such

as personnel,

occupancy,

the FDIC

deposit insurance

premium

and other
costs), non-interest

income (mainly

service charges

and fees

on deposits,

cards and

processing income,

and insurance

income), gains
(losses) on sales of investments, gains (losses) on mortgage banking activities,

and income taxes.
The

Corporation

had

net

income

of

$70.7

million,

or

$0.39

per

diluted

common

share,

for

the

quarter

ended

March

31,

2023,
compared

to

$82.6

million,

or

$0.41

per

diluted

common

share,

for

the

quarter

ended

March

31,

2022.

Other

relevant

selected
financial indicators for the periods presented are included

below:
Quarter Ended March 31,
2023 2022
Key Performance Indicator:
(1)
Return on Average

Assets
(2)
1.55% 1.65%
Return on Average

Total Equity
(3)
21.00 16.64
Efficiency Ratio
(4)
49.39 48.82
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
The key drivers

of the Corporation’s

GAAP financial results

for the quarter

ended March 31, 2023,

compared to the

first quarter of
2022, include the following:
●
Net interest income for

the quarter ended March 31,

2023 increased to $200.9 million,

compared to $185.6 million for

the first
quarter

of

2022,

mainly

driven

by

the

effect

in

the

commercial

loan

portfolio

of

higher

market

interest

rates

in

the

upward
repricing of variable

-rate loans and

in new loan

originations, and the

growth in consumer

loans, partially offset

by an increase
in

interest

expense

due

to

the

increase

in

borrowings

and

a

110

basis

point

increase

in

the

average

cost

of

interest-bearing
liabilities. See "Net Interest Income" below for additional information.
●
The provision

for credit losses

on loans,

finance leases,

unfunded loan

commitments and

debt securities for

the quarter

ended
March

31,

2023

was

an

expense

of

$15.5

million,

compared

to

a

net

benefit

of

$13.8

million

for

the

first

quarter

of

2022,
mainly due

to the

$4.7 million

increase in

the provision

for the

consumer loan

portfolios and

the net

benefit of

$23.1 million
recorded in

the first

quarter of

2022 for

the commercial

and construction

loan portfolio

as a result

of reductions

in qualitative
reserves as a result of reduced uncertainty regarding COVID-19.
Net charge-offs totaled

$13.3 million for the quarter

ended March 31, 2023, or 0.46%

of average loans on an

annualized basis,
compared

to

net

charge-offs

of

$6.6

million,

or

0.24%

of

average

loans,

for

the

first

quarter

of

2022.

The

increase

in

net
charge-offs

was mainly

in consumer

loans. See

“Provision for

Credit Losses”

and “Risk

Management” below

for analyses

of
the ACL and non-performing assets and related ratios.
●
The

Corporation

recorded

non-interest

income

of

$32.5

million

for

the

quarter

ended

March

31,

2023,

compared

to

$32.9
million for the first quarter of 2022. See “Non-Interest Income” below for additional information.

●
Non-interest expenses

for the

quarter ended

March 31,

2023 increased

by $8.6

million to

$115.3

million, mainly

driven by

a
$6.9 million

increase in

employees’ compensation

and benefits expenses

due to

annual salary

merit increases

and an

increase
in

bonuses,

stock-based

compensation

expense

of

retirement-eligible

employees,

payroll

taxes,

and

medical

insurance
premium costs.

The efficiency

ratio for

the first

quarter of

2023 was

49.39%, as

compared to

48.82% for

the same

period in
2022. See “Non-Interest Expenses” below for additional information.

●
Income tax expense

decreased to $31.9

million for the

first quarter of

2023, compared

to $43.0 million

for the same

period in
2022 driven

by a

lower pre-tax

income.

The Corporation’s

estimated effective

tax rate,

excluding entities

with pre-tax

losses
from which a tax

benefit cannot be recognized

and discrete items, decrease to

31.2% for the first

quarter of 2023, compared

to
32.9% for the first quarter of 2022, reflecting a higher proportion of exempt to taxable income. See “Income Taxes”

below and
Note 17 – Income Taxes

,

to the unaudited consolidated financial statements herein for additional information.
●
As of

March 31,

2023, total

assets were approximately

$19.0 billion,

an increase

of $342.6

million from

December 31,

2022,
primarily

due

to

a

$343.1

million

increase

in

cash

and

cash

equivalents,

which

was

mainly

attributable

to

a

$347.8

million
addition to borrowings to increase

available cash as a precautionary

measure in

light of recent instability in the

banking sector
and

a

$28.0

million

increase

in

total

loans,

partially

offset

by

the

$4.3

million

decrease

in

total

investment

securities.

See
“Financial Condition and Operating Data Analysis” below for additional information.
●
As

of

March

31,

2023,

total

liabilities

were

$17.6

billion,

an

increase

of

$262.5

million

from

December

31,

2022,

mainly
driven

by

the

$347.8

million

increase

in

borrowings,

partially

offset

by

an

overall

decrease

in

total

deposits.

See

“Risk
Management – Liquidity Risk” below for additional information about the Corporation’s funding sources and strategy.
●
The Bank’s

primary sources

of funding

are consumer

and commercial

core deposits,

which exclude

government deposits

and
brokered CDs. As of March 31, 2023, these core deposits amounting to $13.1 billion funded 69.17% of total assets. In addition
to approximately

$3.2 billion

in cash

and free

high quality

liquid assets,

the Bank

maintains borrowing

capacity at

the FHLB
and the

FED Discount

Window.

As of

March 31,

2023, the

Corporation had

approximately $1.4

billion available

for funding
under

the FED’s

Discount

Window

and

$882.5

million

available for

additional

borrowing

capacity

on FHLB

lines of

credit
based

on

collateral

pledged

at

these

entities.

On

a

combined

basis,

as

of

March

31,

2023,

the

Corporation

had

$5.5

billion
available

to

meet

liquidity

needs.

See

“Risk

Management

–

Liquidity

Risk”

below

for

additional

information

about

the
Corporation’s funding

sources and strategy.
●
As

of

March

31,

2023,

the

Corporation’s

total

stockholders’

equity

was

$1.4

billion,

an

increase

of

$80.1

million

from
December 31, 2022. The

increase was driven by an

$87.2 million increase in

the fair value of

available-for-sale debt securities
recorded as

part of

accumulated other

comprehensive loss

in the

consolidated statements

of financial

condition, as

a result

of
changes

in

market

interest

rates,

and

the

earnings

generated

during

the

first

quarter

of

2023.

These

increases

were

partially
offset

by

the

repurchase

of

approximately

3.6

million

shares

of

common

stock

for

a

total

purchase

price

of

approximately
$50.0

million

and

$25.4

million

in

dividends

declared

to

common

stock

shareholders

during

the

first

quarter

of

2023.

The
Corporation’s

CET1

capital,

tier

1

capital,

total

capital,

and

leverage

ratios

were

16.33%,

16.33%,

19.02%,

and

10.57%,
respectively,

as

of

March

31,

2023,

compared

to

CET1

capital,

tier

1

capital,

total

capital,

and

leverage

ratios

of

16.53%,
16.53%, 19.21%, and 10.70%, respectively,

as of December 31, 2022.

See “Risk Management – Capital” below

for additional
information.
●
Total

loan

production,

including

purchases,

refinancings,

renewals,

and

draws

from

existing

revolving

and

non-revolving
commitments,

increased by

$5.5 million

to $1.2

billion for

the quarter

ended March

31, 2023.

See “Financial

Condition and
Operating Data Analysis” below for additional information.
●
Total

non-performing assets

were $129.0

million as of

March 31, 2023,

a decrease of

$0.2 million,

from December

31, 2022.
The net decrease was driven by

a $6.3 million reduction in nonaccrual

residential mortgage loans, mostly

due to loans restored
to

accrual

status,

collections

and

foreclosures;

partially

offset

by

a

$4.4

million

increase

in

nonaccrual

commercial

and
construction

loans, mainly

related

to

the

inflow

of

a

$7.1 million

commercial

and

industrial

participated

loan

in

the Florida
region related

to a borrower

engaged in the

power generation industry

.

See “Risk Management

– Nonaccrual Loans

and Non-
Performing Assets” below for additional information.
●
Adversely

classified

commercial

and

construction

loans

decreased

by

$23.6

million

to

$70.0

million

as of

March

31, 2023,
compared to December 31, 2022, mainly driven by the payoff

of a $24.3 million commercial and industrial participated loan in the Florida region in the leisure and hospitality industry.

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
The Corporation

has included

in this

Quarterly Report

on Form

10-Q (“Form

10-Q”) the

following financial

measures that

are not
recognized under GAAP,

which are referred to as non-GAAP financial measures:

Net Interest Income,

Interest Rate Spread,

and Net Interest

Margin, Excluding Valuations

,

and on a Tax

-Equivalent Basis
Net interest

income, interest

rate spread,

and net

interest margin,

excluding the

changes in

the fair

value of

derivative instruments
and on

a tax-equivalent

basis, are

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

tax-
equivalent basis. This adjustment

puts all earning assets, most notably

tax-exempt securities and tax-exempt

loans, on a common basis
that facilitates comparison of results to the results of peers.

See “Result of Operations

– Net Interest Income”

below, for

the table that reconciles

net interest income

in accordance with GAAP
to

the

non-GAAP

financial

measure

of

net

interest

income,

excluding

valuations,

and

on

a

tax-equivalent

basis

for

the

indicated
periods. The table also reconciles

net interest spread and

net interest margin on

a GAAP basis to these items

excluding valuations, and
on a tax-equivalent basis.
Tangible

Common Equity Ratio and Tangible

Book Value

Per Common Share
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

See “Risk

Management –

Capital” below

for the

table that

reconciles the

Corporation’s

total equity

and total

assets in

accordance
with GAAP to the tangible

common equity and tangible assets

figures used to calculate the

non-GAAP financial measures of

Tangible
Common Equity Ratio and Tangible

Book Value

per Common Share.

RESULTS

OF OPERATIONS
Net Interest Income
Net interest

income is

the excess of

interest earned

by First BanCorp.

on its interest-earning

assets over

the interest

incurred on its
interest-bearing

liabilities.

First

BanCorp.’s

net

interest

income

is

subject

to

interest

rate

risk

due

to

the

repricing

and

maturity
mismatch

of

the

Corporation’s

assets

and

liabilities.

In

addition,

variable

sources

of

interest

income,

such

as

loan

fees,

periodic
dividends, and collection of interest on nonaccrual loans, can fluctuate from period to period. Net interest income for the quarter

ended
March 31, 2023 was $200.9 million,

compared to $185.6 million for the

first quarter of 2022.

On a tax-equivalent basis and excluding
the changes

in the

fair value

of derivative

instruments, net

interest income

for the

quarter ended

March 31,

2023 was

$207.2 million
compared to $192.8 million for the quarter ended March 31, 2022.
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

net intere

st income.

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
Net

interest

income

on

an

adjusted

tax

equivalent

basis and

excluding

the

change

in

the fair

value

of derivative

instruments

is a
non-GAAP

financial

measure.

For

the

definition

of

this

non-GAAP

financial

measure,

refer

to

the

discussion

in

“Non-GAAP
Measures and Reconciliations” above.

Part I
Average volume Interest income
(1)

/ expense
Average rate
(1)
Quarter ended March 31,

2023 2022 2023 2022 2023 2022
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 404,249 $ 1,835,766 $ 4,650 $ 820 4.67% 0.18%
Government obligations
(2)
2,909,976 2,736,095 10,765 8,232 1.50% 1.22%
MBS 3,864,145 4,041,975 19,396 19,420 2.04% 1.95%
FHLB stock 40,838 21,465 421 287 4.18% 5.42%
Other investments 13,139 11,786 139 21 4.29% 0.72%
Total investments
(3)
7,232,347 8,647,087 35,371 28,780 1.98% 1.35%
Residential mortgage loans 2,835,240 2,961,456 39,794 40,687 5.69% 5.57%
Construction loans 146,041 114,732 2,676 1,524 7.43% 5.39%
Commercial and industrial ("C&I") and commercial mortgage loans 5,167,727 5,103,870 85,885 62,004 6.74% 4.93%
Finance leases 735,500 588,200 13,809 10,912 7.61% 7.52%
Consumer loans 2,634,891 2,338,597 71,214 61,151 10.96% 10.60%
Total loans
(4)(5)
11,519,399 11,106,855 213,378 176,278 7.51% 6.44%

Total interest-earning assets
$ 18,751,746 $ 19,753,942 $ 248,749 $ 205,058 5.38% 4.21%
Interest-bearing liabilities:
Time deposits $ 2,342,360 $ 2,363,045 $ 10,782 $ 4,421 1.87% 0.76%
Brokered certificates of deposit ("CDs") 166,698 91,713 1,587 477 3.86% 2.11%
Other interest-bearing deposits 7,544,901 8,132,149 17,516 2,754 0.94% 0.14%
Securities sold under agreements to repurchase 91,004 241,111 1,069 2,182 4.76% 3.67%
Advances from the FHLB 629,167 200,000 7,176 1,063 4.63% 2.16%
Other long-term borrowings 183,762 183,762 3,381 1,333 7.46% 2.94%
Total interest-bearing liabilities $ 10,957,892 $ 11,211,780 $ 41,511 $ 12,230 1.54% 0.44%
Net interest income on a tax-equivalent basis and excluding
valuations $ 207,238 $ 192,828
Interest rate spread 3.84% 3.77%
Net interest margin 4.48% 3.96%
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

The Corporation excludes changes in the fair value of
derivatives from interest income and interest expense

because the changes in valuation do not affect interest received or paid. See “Non-GAAP Measures and Reconciliations”

above.
(2)
Government obligations include debt issued by government-sponsored agencies.
(3)
Unrealized gains and losses on available-for-sale debt securities are excluded from the average volumes.
(4)
Average loan balances include

the average of nonaccrual loans.
(5)
Interest income on loans includes $3.1 million and $2.6 million for the quarters ended March 31, 2023 and 2022, respectively,

of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II Quarter ended March 31,
2023 compared to 2022
Variance due to:
Volume Rate Total
(In thousands)
Interest income on interest-earning assets:
Money market and other short-term investments $ (8,698) $ 12,528 $ 3,830
Government obligations 549 1,984 2,533
MBS (885) 861 (24)
FHLB stock 232 (98) 134
Other investments 3 115 118
Total investments (8,799) 15,390 6,591
Residential mortgage loans (1,771) 878 (893)
Construction loans 482 670 1,152
C&l and commercial mortgage loans 785 23,096 23,881
Finance leases 2,764 133 2,897
Consumer loans 7,953 2,110 10,063
Total loans 10,213 26,887 37,100
Total interest income $ 1,414 $ 42,277 $ 43,691
Interest expense on interest-bearing liabilities:
Time deposits $ (67) $ 6,428 $ 6,361
Brokered CDs 551 559 1,110
Other interest-bearing deposits (573) 15,335 14,762
Securities sold under agreements to repurchase (1,561) 448 (1,113)
Advances from the FHLB 3,985 2,128 6,113
Other borrowings - 2,048 2,048
Total interest expense 2,335 26,946 29,281
Change in net interest income $ (921) $ 15,331 $ 14,410
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

-

Income

Taxes,

to

the

unaudited

consolidated

financial

statements

herein

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

Management

believes

that

the

presentation

of

net

interest

income,

excluding

the

effects

of

the

changes

in

the

fair

value

of

the
derivative

instruments,

provides additional

information about

the Corporation’s

net interest

income and

facilitates comparability

and
analysis from

period to

period. The

changes in

the fair

value of

the derivative

instruments have

no effect

on interest

due on

interest-
bearing liabilities or interest earned on interest-earning assets.

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
Quarter Ended March 31,
2023 2022
(Dollars in thousands)
Interest income - GAAP $ 242,396 $ 197,854
Unrealized loss (gain) on derivative instruments 6 (15)
Interest income excluding valuations 242,402 197,839
Tax-equivalent adjustment 6,347 7,219
Interest income on a tax-equivalent basis

and excluding valuations
$ 248,749 $ 205,058
Interest expense - GAAP $ 41,511 $ 12,230
Net interest income - GAAP $ 200,885 $ 185,624
Net interest income excluding valuations $ 200,891 $ 185,609
Net interest income on a tax-equivalent basis

and excluding valuations
$ 207,238 $ 192,828
Average Balances

Loans and leases $ 11,519,399 $ 11,106,855
Total securities, other short-term investments and interest-bearing cash balances
7,232,347 8,647,087
Average Interest-Earning Assets $ 18,751,746 $ 19,753,942
Average Interest-Bearing Liabilities $ 10,957,892 $ 11,211,780
Average Yield/Rate
Average yield on interest-earning assets - GAAP 5.24% 4.06%
Average rate on interest-bearing liabilities - GAAP 1.54% 0.44%
Net interest spread - GAAP 3.70% 3.62%
Net interest margin - GAAP 4.34% 3.81%
Average yield on interest-earning assets excluding valuations 5.24% 4.06%
Average rate on interest-bearing liabilities 1.54% 0.44%
Net interest spread excluding valuations 3.70% 3.62%
Net interest margin excluding valuations 4.34% 3.81%
Average yield on interest-earning assets on a tax-equivalent basis and excluding valuations
5.38% 4.21%
Average rate on interest-bearing liabilities 1.54% 0.44%
Net interest spread on a tax-equivalent basis

and excluding valuations
3.84% 3.77%
Net interest margin on a tax-equivalent basis and excluding

valuations
4.48% 3.96%

Net

interest

income

amounted

to

$200.9

million

for

the

quarter

ended

March

31,

2023,

an

increase

of

$15.3

million,

when
compared to $185.6 million for same period in 2022. The $15.3 million increase in net interest income was primarily due to:
● A $36.9 million increase in interest income on loans including:
-
A $24.6 million increase in

interest income on commercial and

construction loans, of which approximately

$25.1 million
was related

to

the effect

of higher

market

interest

rates

in the

upward repricing

of variable-rate

loans

and

in new

loan
originations,

and

approximately

$2.5

million

was

related

to

the

$210.9

million

increase

in

the

average

balance

of

this
portfolio (excluding

Small Business Administration

Paycheck Protection

Program (“SBA PPP”)

loans). These

variances
were partially

offset by

a reduction

in interest

income from

SBA PPP

loans. The

interest income

recognized from

SBA
PPP loans for the quarters ended March 31, 2023 and 2022 amounted to $0.2 million and $3.2 million, respectively.
The interest rate on approximately 55% of the Corporation’s

commercial and construction loans is variable, 42% is based
upon

LIBOR, SOFR

and

other

indexes

and

13% is

based upon

the Prime

rate index.

For the

first quarter

of 2023,

the
average one-month

LIBOR increased

439 basis

points, the

average three-month

LIBOR increased

440 basis

points, the
average Prime rate

increased 440 basis

points, and

the average three-month

SOFR increased 444

basis points, compared
to the average rates for such indexes during the first quarter of 2022.
-
A $13.0 million increase in interest

income on consumer loans and finance

leases, primarily driven by the $443.6

million
increase

in the

average

balance of

this portfolio,

which

increased interest

income

by approximately

$10.5

million,

and
approximately $2.5

million increase in interest income associated to the positive effects

of higher market interest rates on
the consumer portfolio yields,

primarily in the credit cards portfolio.
-
A

$0.7

million

decrease

in

the

residential

mortgage

loans

portfolio

interest

income,

primarily

related

to

the

$126.2
million reduction

in the

average balance

of this

portfolio, which

resulted in

an approximate

decrease of

$1.7 million

in
interest income, partially offset by the positive effect

of new loan originations at higher current market interest rates.
●
A $3.8

million

increase

in interest

income

from

interest-bearing

cash balances,

which

consisted primarily

of

cash balances
deposited at the Federal Reserve Bank (“FED”), mainly due to the effect of higher market interest rates, partially offset

by the
$1.4 billion decrease in the average balance of interest-bearing cash.
●
A $3.8 million increase in interest income on investment securities, mainly driven by:
-
A $1.3

million

increase

in

interest income

on

U.S. government

and

agencies

debt

securities,

mainly

driven

by

higher-
yielding securities purchased in the first quarter of 2022.
-
A

$1.3

million

increase

in

interest

income

on

Puerto

Rico

municipal

bonds,

mainly

due

to

the

upward

repricing

of
variable-rate bonds.
-
A

$1.0

million

increase

in

interest

income

on

U.S.

agencies

MBS,

mainly

driven

by

a

decrease

in

the

premium
amortization

expense

associated

with

lower

prepayments

and

the

positive

effects

from

higher-yielding

U.S.

agencies
MBS purchased

in the second

quarter of

2022. These variances

were partially

offset by

a $177.8

million decrease

in the
average balance of this portfolio, which resulted in an approximate reduction of $0.9 million in interest income.

Partially offset by:

●
A $22.2 million increase in interest expense on interest-bearing deposits, including

:
-
A $14.7

million increase

in interest

expense on

interest-bearing checking

and saving

accounts, driven

by an

increase of
$15.3

million in average

rates paid in

the first quarter

of 2023 as

a result of

the overall

higher interest rate

environment,
partially offset

by a reduction

of $587.2 million

in the average

balance of these

deposits, which resulted

in a decrease

of
approximately $0.6 million in interest expense.
-
A

$6.4

million

increase

in

interest

expense

on

time

deposits,

excluding

brokered

CDs,

mainly

associated

with

higher
rates being

paid in

the first

quarter of

2023 on

new issuances

and renewals

also associated

with the

higher interest

rate
environment.

The average cost of time

deposits in the first quarter

of 2023, excluding brokered

CDs, increased 111

basis
points to 1.87% when compared to the same period in 2022.
-
A $1.1

million increase

in interest

expense on

brokered CDs,

driven by

new issuances

at current

higher market

interest
rates that resulted

in an increase

of $75.0 million

in the average balance,

which resulted in

additional interest expense

of
approximately $0.5 million.
● A
$7.0 million net increase in interest expense on borrowings,

including:
-
A

$6.1

million

increase

in

interest

expense

on

advances

from

the

FHLB

mainly

associated

with

an

increase

in

the
average

balance

of

$429.2

million

to

increase

available

cash,

which

resulted

in

additional

interest

expense

of
approximately $4.0

million, and

the effect

of approximately

$2.1 million

associated with

new FHLB

advances at

higher
interest rates.

- A
$2.0

million

increase

in

interest

expense

on

other

long-term

borrowings,

driven

by

the

upward

repricing

of

junior
subordinated debentures tied to the increase in the three-month LIBOR index.
-

A

$1.1

million

decrease

in

interest

expense

on

repurchase

agreements,

mainly

driven

by

a

reduction

in

the

average
balance of $150.1 million.
Net

interest

margin

for

the

first

quarter

of

2023

increased

to

4.34%,

compared

to

3.81%

for

the

same

period

in

2022,

reflecting,
among other

things, the

upward repricing

of variable-rate

commercial loans,

the growth

in higher

yielding loans,

primarily consumer
loans, and

the change

in asset mix,

reflecting an

increase of higher

-yielding assets. These

factors were

partially offset

by the increase
in borrowings in the first quarter of 2023 and a 11

0

basis points increase in the average cost of interest-bearing liabilities.

Provision for Credit Losses
The provision

for credit

losses consists of

provisions for

credit losses on

loans and

finance leases,

unfunded loan

commitments, as
well as the debt securities portfolio. The principal changes in the provision for credit losses by main categories follow:
Provision for credit losses for

loans and finance leases
The provision for

credit losses for

loans and finance

leases was an expense

of $16.3 million

for the first

quarter of 2023,

compared
to a net benefit of $17.0 million for the first quarter of 2022. The variances by major portfolio category were as follows:
●
Provision for credit

losses for the commercial

and construction loan

portfolio was an expense

of $0.5 million

the first quarter
of

2023,

compared

to

a

net

benefit

of

$23.1

million

for

the

first

quarter

of

2022.

The

expense

recognized

during

the

first
quarter of

2023 was

impacted by

the following

factors: reserve

increases of

$5.0 million

for a

new nonacccrual

commercial
and industrial participated loan in the Florida region in the power generation industry, and $1.1 million due

to a less favorable
economic outlook

in the

projection of

certain forecasted

macroeconomic

variables, such

as the

commercial real

estate price
index

(“CRE

price

index”);

partially

offset

by

reserve

decreases

of

$6.1

million

associated

with

the

receipt

of

updated
financial

information

of

certain

borrowers.

Meanwhile,

the net

benefit

recorded

in the

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

$0.1 million

for the

first quarter

of
2023,

compared to

a net benefit

of $4.9

million for

the first

quarter of

2022. The

net benefit

recorded for

the first

quarter of
2022

was

primarily

related

to

the

overall

decrease

in

the

size

of

the

residential

mortgage

loan

portfolio

and

continued
improvements in the long-term outlook of forecasted macroeconomic variables, such as the housing price index.
●
Provision for credit

losses for the consumer

loans and finance leases

portfolio was $15.7

million for the first

quarter of 2023,
compared

to

$11.0

million

for

the

first

quarter

of

2022.

The

increase

primarily

reflects

the

increase

in

the

size

of

the
consumer loan portfolios and the increase in historical charge-off levels in all major portfolio classes.
Provision for credit losses for

unfunded loan commitments
The provision for

credit losses for

unfunded commercial and

construction loan commitments

and standby letters

of credit was a

net
benefit of $0.1 million for each of the first quarters of 2023 and 2022.
Provision for credit

losses for held-to-maturity and available-for-sale

debt securities
The

provision

for

credit

losses

for

held-to-maturity

securities

was

a

net

benefit

of

$0.6

million

for

the

first

quarter

of

2023,
compared

to an

expense

of

$3.7

million

for

the

first

quarter

of

2022.

The net

benefit

recorded

during

the

first

quarter

of

2023

was
mostly related to a reduction in qualitative reserves driven by updated financial information of certain bond issuers.

Non-Interest Income
Non-interest income amounted to $32.5 million for the

first quarter of 2023, compared to $32.9 million for

the same period in 2022.
The $0.4 million decrease in non-interest income

was primarily due to:
●
A $2.4 million

decrease in revenues

from mortgage banking

activities, mainly driven

by a decrease in

net realized gain

on
sales of residential mortgage loans in the secondary market mainly due to a lower volume of sales. During the first quarters
of

2023

and

2022,

net

gains

of

$1.1

million

and

$3.5

million,

respectively,

were

recognized

as

a

result

of

GNMA
securitization transactions and whole loan sales to U.S. GSEs amounting to $37.4 million and $93.9 million, respectively.
●
A $0.4 million decrease in insurance commission income,

mainly in contingent commissions.
Partially offset by:
●
A $1.2

million increase

in card

and processing

income mainly

related to

higher interchange

income and

merchant-related
referral fees received during the first quarter of 2023.
●
A

$1.1

million

increase

in

other

sources

of

non-interest

income

including:

(i)

a

$0.3

million

increase

related

to

higher
unused commitment

fees; (ii)

a $0.2

million increase

related to

higher benefit

recognized in

relation to

purchased income
tax credits realized; (iii) a

$0.2 million increase in

unrealized gains on marketable

equity securities; and (iii) a

$0.2

million
increase in fees and commissions from insurance referrals.
Non-Interest Expenses
Non-interest expenses

for the quarter

ended March 31,

2023 amounted to

$115.3 million,

compared to

$106.7 million for

the same
period in

2022. The

efficiency ratio

for the

first quarter

of 2023

was 49.39%,

compared to

48.82% for

the first

quarter of

2022. The
$8.6 million increase in non-interest expenses was primarily due to:
● A
$6.9 million increase in employees’

compensation and benefits expenses, mainly driven

by annual salary merit increases
and

an

increase

in

bonuses,

stock-based

compensation

expense

of

retirement-eligible

employees,

payroll

taxes,

and
medical insurance premium costs.
● A
$1.4 million

increase in

professional service

fees, driven

by a

$1.2 million

increase in

outsourcing

technology

service
fees.
● A $1.2 million increase in credit and debit card processing fees.
● A
$0.5

million

increase

in

business promotion

expenses,

mainly

related

to

a

$0.7

million

increase

in

credit

card

loyalty
rewards expense,

partially offset by a $0.3 million decrease in sponsorship

activities.
● A
$0.5 million

increase in FDI

C

deposit insurance

cost, driven

by the two

basis points increase

on the initial

base deposit
insurance assessment rate that came into effect during the first quarter of 2023.
Partially offset by:
● A
$1.3 million increase in net gains

on OREO operations, mainly driven

by a $1.4 million increase in

net realized gains on
sales of OREO properties, primarily residential properties in the Puerto

Rico region.
● A
$1.2

million

decrease

in

occupancy

and

equipment

expenses,

primarily

related

to

a

reduction

in

rental

expenses

and
equipment-related depreciation charges.

Income Taxes
For the

first quarter

of 2023,

the Corporation

recorded an

income tax

expense of

$31.9 million

compared to

$43.0 million

for the
same

period

in

2022.

The

decrease

in

income

tax

expense

was

mainly

related

to

lower

pre-tax

income

and

a

higher

proportion

of
exempt to taxable income resulting in a lower effective tax rate.
The Corporation’s

estimated annual effective tax

rate in the first quarter of

2023, excluding entities from

which a tax benefit cannot
be recognized

and discrete

items, was

31.2%,

compared

to 32.9%

for the

first quarter

of 2022.

See Note

17 -

Income Taxes,

to the
unaudited consolidated financial statements herein for additional information.
FINANCIAL CONDITION AND OPERATING

ANALYSIS
Assets

The Corporation’s total assets

were $19.0 billion as of March 31, 2023, an increase

of $342.6 million from December 31, 2022. The
increase

was

primarily

related

to

a

$343.1

million

increase

in

cash

and

cash

equivalents

mainly

attributable

to

the

$347.8

million
increase

in

borrowings

to

enhance

available

cash

as

a

precautionary

measure

in

light

of

recent

instability

in

the

banking

sector.

In
addition,

as further

discussed

below,

total

loans

increased

by

$28.0

million.

These

variances

were

partially

offset

by a

$4.3

million
decrease in total investment securities.
Loans Receivable, including Loans Held for Sale
As of March 31, 2023, the Corporation’s

total loan portfolio before the ACL amounted to $11.6

billion, an increase of $28.0 million
compared

to

December

31,

2022.

The

increase

consisted

of

a

$141.5

million

growth

in

the

Puerto

Rico

region,

partially

offset

by
decreases

of

$108.6

million

in

the

Florida

region

and

$4.9

million

in

the

Virgin

Islands

region.

On

a

portfolio

basis,

the

increase
consisted

of

a

$79.5

million

growth

in

consumer

loans,

including

a

$72.0

million

increase

in

auto

and

leases,

partially

offset

by
decreases

of $32.9 million in residential mortgage loans and $18.6 million in commercial and construction loans.
As of

March

31,

2023,

the

loans held

for

the

Corporation’s

investment

portfolio

was comprised

of

commercial

and

construction
loans

(46%),

residential

real

estate

loans

(24%),

and

consumer

and

finance

leases

(30%).

Of

the

total

gross

loan

portfolio

held

for
investment of

$11.6

billion as

of March

31, 2023,

the Corporation

had credit

risk concentration

of approximately

80% in

the Puerto
Rico region,

17% in

the United

States region

(mainly

in the

state of

Florida),

and

3% in

the Virgin

Islands region,

as shown

in the
following table:

As of March 31, 2023 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,205,659 $ 176,123 $ 429,746 $ 2,811,528
Construction loans 44,297 3,898 95,469 143,664
Commercial mortgage loans 1,766,479 62,694 524,486 2,353,659
Commercial and Industrial loans 1,872,215 69,013 920,961 2,862,189
Total commercial

loans
3,682,991 135,605 1,540,916 5,359,512
Consumer loans and finance leases 3,335,014 63,231 8,700 3,406,945
Total loans held

for investment, gross
$ 9,223,664 $ 374,959 $ 1,979,362 $ 11,577,985
Loans held for sale 14,830 - 353 15,183
Total loans, gross $ 9,238,494 $ 374,959 $ 1,979,715 $ 11,593,168
As of December 31, 2022 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,237,983 $ 179,917 $ 429,390 $ 2,847,290
Construction loans 30,529 4,243 98,181 132,953
Commercial mortgage loans 1,768,890 65,314 524,647 2,358,851
Commercial and Industrial loans 1,791,235 68,874 1,026,154 2,886,263
Total commercial

loans
3,590,654 138,431 1,648,982 5,378,067
Consumer loans and finance leases 3,256,070 61,419 9,979 3,327,468
Total loans held

for investment, gross
$ 9,084,707 $ 379,767 $ 2,088,351 $ 11,552,825
Loans held for sale 12,306 - - 12,306
Total loans, gross $ 9,097,013 $ 379,767 $ 2,088,351 $ 11,565,131

Residential Real Estate Loans
As of March 31,

2023, the Corporation’s

total residential mortgage loan

portfolio, including loans

held for sale, decreased

by $32.9
million, as compared

to the balance as

of December 31, 2022.

The decline in the

residential mortgage loan portfolio

reflects decreases
of $29.8 million

in the Puerto Rico

region and $3.8

million in the Virgin

Islands region, partially

offset by an

increase of $0.7 million
in the Florida region.

The decline was driven by

repayments, foreclosures, and charge

-offs, which more

than offset the volume

of new
loan originations kept on the balance sheet.

The

majority

of

the

Corporation’s

outstanding

balance

of

residential

mortgage

loans

in

the

Puerto

Rico

and

the

Virgin

Islands
regions as of

March 31,

2023 consisted of

fixed-rate loans

that traditionally

carry higher yields

than residential

mortgage loans

in the
Florida region. In

the Florida region,

approximately 44% of

the residential mortgage

loan portfolio consisted

of hybrid adjustable-rate
mortgages. In

accordance with

the Corporation’s

underwriting guidelines,

residential mortgage

loans are

primarily fully

documented
loans, and the Corporation does not originate negative amortization loans.
Commercial and Construction Loans
As of

March 31,

2023, the

Corporation’s

commercial and

construction loan

portfolio decreased

by $18.6

million, as

compared to
the balance as of December 31, 2022.

In the Florida

region, commercial and

construction loans decreased

by $108.1 million,

as compared to

the balance as

of December
31, 2022. This decrease

reflected $93.3 million in

payoffs and paydowns of

five commercial and industrial

relationships in the Florida
region, each in excess of $10 million,

including the payoff of a $24.3

million commercial and industrial participated

loan in the leisure
and hospitality industry.
In

the

Virgin

Islands

region,

commercial

and

construction

loans

decreased

by

$2.8

million,

as

compared

to

the

balance

as

of
December 31, 2022.
In

the

Puerto

Rico

region,

commercial

and

construction

loans

increased

by

$92.3

million,

as

compared

to

the

balance

as

of
December

31,

2022.

This

increase

was

driven

by

the

origination

of

several

loans,

including

four

commercial

relationships,

each

in
excess of $10 million, that increased the portfolio amount by $54.2 million.
As

of

March

31,

2023,

the

Corporation

had

$170.9

million

outstanding

in

loans

extended

to

the

Puerto

Rico

government,

its
municipalities,

and

public

corporations,

compared

to

$169.8

million

as

of

December

31,

2022.

See

“Exposure

to

Puerto

Rico
Government” below for additional information.

The Corporation

also has

credit exposure

to USVI

government entities.

As of

March 31,

2023, the

Corporation had

$38.7 million
in

loans

to

USVI

government

public

corporations,

compared

to

$38.0

million

as

of

December

31,

2022.

See

“Exposure

to

USVI
Government”

below for additional information.
As of

March 31,

2023, the

Corporation’s

total commercial

mortgage loan

exposure amounted

to $2.4

billion, or

44% of

the total
commercial

loan portfolio.

Of this

total, $379

million and

$38 million

is in

office real

estate in

the Puerto

Rico and

Florida regions,
respectively.

Total office

real estate maturing during the remainder of 2023 and 2024 amounted to $107 million.
As of

March 31,

2023, the

Corporation’s

total exposure

to shared

national credit

(“SNC”) loans

(including unused

commitments)
amounted to $1.1

billion as of

each of March

31, 2023 and

December 31, 2022.

As of March

31, 2023, approximately

$207.6 million
of the SNC exposure is related to the portfolio in Puerto Rico and $858.3 million is related to the portfolio in the Florida region.
Consumer Loans and Finance Leases
As of

March 31,

2023, the

Corporation’s

consumer loan

and finance

lease portfolio

increased by

$79.5 million

to $3.4

billion, as
compared

to

the

portfolio

balance

of

$3.3

billion

as

of

December

31,

2022.

This

increase

was

mainly

related

to

increases

of

$34.8
million

and

$37.2

million

in

the

auto

loans

and

finance

leases

portfolios,

respectively.

The

growth

in

consumer

loans

is

mainly
reflected in the Puerto Rico region across all portfolio classes.

Loan Production
First

BanCorp.

relies

primarily

on

its

retail

network

of

branches

to

originate

residential

and

consumer

loans.

The

Corporation

may
supplement

its residential

mortgage originations

with wholesale

servicing released

mortgage loan

purchases from

mortgage bankers.
The

Corporation

manages

its

construction

and

commercial

loan

originations

through

centralized

units

and

most

of

its

originations
come

from

existing

customers,

as

well

as

through

referrals

and

direct

solicitations.

Auto

loans

and

finance

leases

originations

rely
primarily on relationships with auto dealers and dedicated sales professionals who serve selected locations to facilitate originations.

The

following

table

provides

a

breakdown

of

First

BanCorp.’s

loan

production,

including

purchases,

refinancings,

renewals

and
draws from existing revolving and non-revolving commitments, for the indicated periods:
Quarter Ended March 31,

2023 2022
(In thousands)
Residential mortgage $ 77,302 $ 122,513
Construction 35,499 19,986
Commercial mortgage 88,692 127,985
Commercial and Industrial 555,882 490,296
Consumer 435,318 426,467

Total loan production
$ 1,192,693 $ 1,187,247
During

the

quarter

ended

March

31,

2023,

total

loan

originations,

including

purchases,

refinancings,

and

draws

from

existing
revolving and non-revolving

commitments, amounted

to approximately $1.2

billion, an increase

of $5.5 million,

compared to the

first
quarter of 2022.
Residential

mortgage

loan

originations

for

the

quarter

ended

March

31,

2023

amounted

to

$77.3

million,

compared

to

$122.5
million for the first quarter of 2022. The decrease of $45.2 million in the first quarter of 2023, as compared to the same period in 2022,
reflects

declines of

$42.2 million

in the

Puerto Rico

region,

$2.5 million

in the

Florida region,

and $0.5

million in

the Virgin

Islands
region.

Approximately

60%

of

the

$61.5

million

residential

mortgage

loan

originations

in

the

Puerto

Rico

region

during

the

first
quarter of

2023 were

of conforming

loans, compared

to 67%

of $103.7

million for

the first

quarter of

2022. The

decrease during

the
first quarter of 2023

is related to a

lower volume of conforming

loan originations and refinancings,

in part due to a

higher interest rate
environment.
Commercial

and

construction

loan

originations

(excluding government

loans)

for the

quarter ended

March 31,

2023 amounted

to
$672.8

million,

compared

to $633.8

million

for

the

first

quarter

of

2022.

The

increase

of

$39.0

million

in

the

first

quarter

of

2023
consisted of increases of $93.7

million and $0.5 million in

the Puerto Rico and the Virgin

Islands regions, respectively,

partially offset
by a decrease of $55.2 million in the Florida region.

Government

loan

originations

for

the

quarter

ended

March

31,

2023

amounted

to

$7.2

million,

an

increase

of

$2.8

million,
compared

to

$4.4

million

for

the

first

quarter

of

2022.

Government

loan

originations

during

the

first

quarter

of

2023

were

mainly
related to the origination

of a loan to an

agency of the Puerto Rico

government for a low-income

housing project and the utilization

of
an arranged

overdraft line of

credit of

a government entity

in the Virgin

Islands region. Government

loan originations during

the first
quarter

of

2022

were

related

to

the

utilization

of

an

arranged

overdraft

line

of

credit

of

a

government

entity

in

the

Virgin

Islands
region.
Originations of

auto loans

(including finance

leases) for

the quarter

ended March

31, 2023

amounted to

$245.1 million,

compared
to

$261.3

million

for

the first

quarter

of

2022.

The

decrease

in

the

first

quarter

of

2023,

as compared

to

the

same

quarter

of

2022,
consisted of a $17.5

million decrease in the

Puerto Rico region, partially

offset by a

$1.3 million increase in

the Virgin

Islands region.
Other consumer loan

originations, other than credit

cards, for the quarter

ended March 31, 2023

amounted to $71.9

million, compared
to $55.7

million for the

first quarter of

2022. Most of

the increase in

other consumer

loan originations for

the first quarter

of 2023, as
compared with the same

period in 2022, was in

the Puerto Rico region.

The utilization activity on

the outstanding credit card portfolio
for the quarter ended March 31, 2023 amounted to $118.4

million, compared to $109.5 million for the same period in 2022.

Investment Activities
As

part

of

its

liquidity,

revenue

diversification,

and

interest

rate

risk

management

strategies,

First

BanCorp.

maintains

a

debt
securities portfolio classified as available for sale or held to maturity.

The Corporation’s

total available-for-sale

debt securities

portfolio as

of March

31, 2023

amounted to

$5.6 billion,

a $10.3

million
decrease from

December 31,

2022.

The decrease

was mainly

driven by

repayments of

approximately $95.9

million of

U.S. agencies
and MBS,

partially offset

by an

$87.2 million

increase in

fair value

attributable to

changes in

market interest

rates. As

of March

31,
2023,

the

Corporation

had

a

net

unrealized

loss

on

available-for-sale

debt

securities

of

$711.0

million.

This

unrealized

loss

is
attributable to

instruments on book

s

carrying a lower

interest rate than

market rates. The

Corporation expects

that this unrealized

loss
will reverse

over

time.

The Corporation

expects

the

portfolio

to

continue

to

decrease

as repayments

are received

over

the

next

two
years

and

further

expects

that the

accumulated

other

comprehensive

loss will

decrease

accordingly,

excluding

the impact

of

market
interest rates.
As

of

March

31,

2023,

substantially

all

of

the

Corporation’s

available-for-sale

debt

securities

portfolio

was

invested

in

U.S.
government

and

agencies

debentures

and

fixed-rate

GSEs’

MBS.

In

addition,

as

of

March

31,

2023,

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

2023,

of

which

$0.4

million

is

due

to

credit

deterioration.

During

2021,

the

Corporation

placed

this

instrument

in
nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.
As of

March 31,

2023,

the Corporation’s

held-to-maturity

debt

securities portfolio,

before the

ACL, decreased

to $431.4

million,
compared

to

$437.5

million

as

of

December

31,

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

As

of

March

31,

2023,

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

to be
taken, by other

government entities may

have on municipalities,

the Corporation

cannot be certain

whether future charges

to the ACL
on these securities will be required.

As of March 31, 2023, the ACL

for held-to-maturity debt securities was

$7.6 million, compared to
$8.3 million as of December 31, 2022.
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

The following table presents the carrying values of investments as of the indicated dates:
March 31, 2023 December 31, 2022
(In thousands)
Money market investments $ 1,059 $ 2,025
Available-for-sale

debt securities, at fair value:
U.S. government and agencies obligations 2,531,632 2,492,228
Puerto Rico government obligations 2,203 2,201
MBS:

Residential
2,896,655 2,941,458

Commercial
158,766 163,133

Other
- 500
Total available-for-sale

debt securities, at fair value
5,589,256 5,599,520
Held-to-maturity debt securities, at amortized cost:
MBS:

Residential
161,587 166,739

Commercial
104,008 105,088
Puerto Rico municipal bonds 165,800 165,710

ACL for held-to-maturity Puerto Rico municipal bonds
(7,646) (8,286)
Total held-to-maturity

debt securities
423,749 429,251
Equity securities, including $54.2 million and $42.9 million of FHLB stock as of March 31,

2023 and December 31, 2022, respectively
66,714 55,289
Total money market

investments and investment securities
$ 6,080,778 $ 6,086,085

The carrying values of debt securities as of March 31, 2023 by contractual maturity

(excluding MBS), are shown below:
Carrying Amount
Weighted-Average

Yield %
(Dollars in thousands)
U.S. government and agencies obligations:
Due within one year $ 210,928 0.44
Due after one year through five years 2,272,126 0.83
Due after five years through ten years 36,926 1.64
Due after ten years 11,652 5.15
2,531,632 0.83
Puerto Rico government and municipalities obligations:
Due within one year 1,204 5.70
Due after one year through five years 42,633 6.74
Due after five years through ten years 55,940 7.10
Due after ten years 68,226 7.73
168,003 7.26
MBS
3,321,016 1.68
ACL on held-to-maturity debt securities
(7,646) -
Total debt securities
$ 6,013,005 1.48

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

Net
interest income

in future periods

might also be

affected by

the Corporation’s

investment in

callable securities. As

of March

31, 2023,
the

Corporation

had

approximately

$2.0

billion

in

callable

debt

securities

(U.S.

agencies

debt

securities)

with

an

average

yield

of
0.84%, of

which approximately

59% were

purchased at

a discount

and 5%

at a

premium.

See “Risk

Management” below

for further
analysis

of

the

effects

of

changing

interest

rates

on

the

Corporation’s

net

interest

income

and

the

Corporation’s

interest

rate

risk
management strategies. Also,

refer to Note 2

– Debt Securities to

the unaudited consolidated

financial statements herein for

additional
information regarding the Corporation’s

debt securities portfolio.
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
The

Corporation’s

risk

management

policies

are

described

below,

as

well

as

in

Part

II,

Item

7,

“Management’s

Discussion

and
Analysis of Financial Condition and Results of Operations,” in the 2022 Annual

Report on Form 10-K.
Liquidity Risk

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

or First

Bancorp., which

is the
holding

company

that

owns

the

banking

and

non-banking

subsidiaries.

The

second

is

the

liquidity

of

the

banking

subsidiary,

or
FirstBank.

The Asset

and Liability

Committee of

the Board

is responsible

for overseeing

management’s

establishment of

the Corporation’s
liquidity

policy,

as

well

as

approving

operating

and

contingency

procedures

and

monitoring

liquidity

on

an

ongoing

basis.

The
Management’s

Investment

and

Asset

Liability

Committee

(“MIALCO”),

which

reports

to

the

Board’s

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

Asset

and

Liability

Management

(“ALM”)

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

Board’s

Asset and
Liability Committee reviews and approves these plans on an annual basis.
The

Corporation

manages

its

liquidity

in

a

proactive

manner

and

in

an

effort

to

maintain

a

sound

liquidity

position.

It

uses
multiple measures

to monitor

its liquidity

position, including

core liquidity,

basic liquidity,

and time-based

reserve measures.

Cash
and cash equivalents

amounted to $823.6

million as of

March 31, 2023,

compared to $480.5

million as of

December 31, 2022.

Free
high-quality

liquid

securities

that

could

be

liquidated

or

pledged

within

one

day

amounted

to

$2.4

billion

as

of

March

31,

2023,
compared to $3.1

billion as of

December 31, 2022.

As of March

31, 2023, the

estimated core liquidity

reserve (which includes

cash
and

free

high

quality

liquid

assets such

as U.S.

government

and

GSEs obligations

that

could

be

liquidated

or

pledged

within

one
day) was

$3.2 billion,

or 16.77%

of total

assets, compared

to $3.5

billion, or

19.02% of

total assets

as of

December 31,

2022. The
basic liquidity ratio (which adds available secured lines of credit to the core liquidity) was approximately 21.42% of total assets as of
March 31, 2023, compared to 22.48% of total assets as of December 31,

2022.

As of

March 31,

2023,

in addition

to the

aforementioned $3.2

billion in

cash and

free high

quality liquid

assets, the

Corporation
had $882.5 million available for

credit with the

FHLB based on the value of collateral

pledged with the FHLB. The Corporation

also
maintains borrowing

capacity at

the FED

Discount Window.

The Corporation

does not

consider borrowing

capacity from

the FED
Discount

Window

as a

primary

source

of liquidity

but had

approximately

$1.4

billion

available

for

funding under

the FED’s

BIC
Program

as of

March

31,

2023 as

an

additional

contingent

source

of liquidity.

Total

loans pledged

to

the

FED

Discount

Window
amounted to $2.3 billion as of March 31, 2023. The Corporation also does not rely on uncommitted inter-bank lines of

credit (federal
funds lines)

to fund

its operations

and does

not include

them in

the basic

liquidity measure.

On a

combined basis,

as of

March 31,
2023, the Corporation had $5.5 billion available to meet liquidity needs

,

while maintaining a strong capital position.
The Bank had $252.9 million in brokered

CDs as of March 31, 2023, of which

approximately $180.9 million mature over

the next
twelve months.

Liquidity at

the Bank level

is highly dependent

on bank deposits,

which fund

84.9% of the

Bank’s assets

(or 83.5%
excluding brokered

CDs). Historically,

the use

of brokered

CDs has

been an

additional source

of funding

for the

Corporation as

it
provides

an additional

efficient channel

for funding

diversification and

can be

obtained faster

than regular

retail deposits.

Funding
through brokered CDs may continue to increase the overall cost of funding for the

Corporation and impact the net interest margin.
In addition, as further discussed

below, the

Corporation maintain a large,

stable core deposit base and a

diversified base of readily
available wholesale

funding sources,

including advances

from the FHLB

through pledged

borrowing capacity,

securities sold

under
agreements

to

repurchase,

and

access

to

certificates

of

deposit

issued

through

brokers.

Funding

through

wholesale

funding

may
continue to increase the overall cost of funding for the Corporation and impact the net interest margin.
Over the

last year,

the FED’s

policies to

control the

inflationary economic

environment, including

repeated market

interest rate
increases,

have

resulted

in

excess

liquidity

gradually

tapering

off

and

impacting

the

Corporation’s

core

deposit

balances

as
customers

have

allocated

cash

into

higher

yielding

options.

During

the

first

quarter

of

2023,

the

banking

industry

in

the

U.S.
mainland experienced

deposit runoff

that led to

the collapse of

certain financial

institutions. As a

precautionary measure,

during the
first quarter of

2023, the Corporation

increased the use of

advances from the FHLB,

repurchase agreements, and

other sources, such
as wholesale funding brokers,

to increase cash and cash

equivalents. Increased use of long-term

FHLB advances has been part

of the
Corporation’s

interest rate risk

management strategy

to mitigate

the impact of

market interest rate

increases. The

additional use

and
future levels of these sources of

funding are dependent on factors such

as the loan portfolio future pipeline

and customers continuing
to

allocate

more

cash

into

higher

yielding

alternatives,

among

other

factors.

The

Corporation

believes

that

as

uncertainty

in

the
banking industry eases certain short-term borrowings will be repaid and not renewed.

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

2023,

the

Corporation’s

commitments

to

extend

credit

amounted

to

approximately

$2.0
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
March 31,

2023
December 31, 2022
(In thousands)
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit:

Construction undisbursed funds
$ 200,105 $ 170,639

Unused credit card lines
949,701 936,231

Unused personal lines of credit

41,639 41,988

Commercial lines of credit
772,240 761,634

Letters of credit:

Commercial letters of credit
84,724 68,647

Standby letters of credit
8,886 9,160
The

Corporation

engages

in

the ordinary

course

of business

in

other

financial

transactions

that

are not

recorded

on the

balance
sheet,

or

may

be

recorded

on

the

balance

sheet

in

amounts

that

are

different

from

the

full

contract

or

notional

amount

of

the
transaction

and, thus,

affect

the Corporation’s

liquidity position.

These transactions

are designed

to (i)

meet the

financial needs

of
customers, (ii) manage the

Corporation’s credit,

market and liquidity risks, (iii)

diversify the Corporation’s

funding sources, and (iv)
optimize capital.

In addition to the

aforementioned off-balance

sheet debt obligations

and unfunded commitments

to extend credit, the

Corporation
has obligations and commitments to make future payments

under contracts, amounting to approximately $4.0

billion as of March 31,
2023.

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
Sources of Funding
The

Corporation

utilizes

different

sources

of

funding

to

help

ensure

that

adequate

levels

of

liquidity

are

available

when

needed.
Diversification of

funding sources is

of great importance

to protect the

Corporation’s

liquidity from market

disruptions. The

principal
sources of

short-term

funds are

deposits, including

brokered CDs.

Additional funding

is provided

by short-

and long-term

securities
sold under agreements

to repurchase and

lines of credit with

the FHLB. Consistent with

its strategy,

the Corporation has been

seeking
to add core deposits.

The

Asset and

Liability

Committee

reviews

credit availability

on a

regular basis.

The

Corporation

also

sells mortgage

loans

as a
supplementary source of

funding and has obtained

long-term funding in the past

through the issuance of

notes and long-term brokered
CDs. In

addition, the

Corporation also

maintains as

additional contingent

sources borrowing

capacity at

the FED’s

BIC Program

and
recently enrolled in the FED’s Bank

Term Funding

Program (“BTFP”).

While

liquidity

is

an

ongoing

challenge

for

all

financial

institutions,

management

believes

that

the

Corporation’s

available
borrowing capacity and

efforts to grow

core deposits will be

adequate to provide

the necessary funding

for the Corporation’s

business
plans in the foreseeable future.
The Corporation’s principal

sources of funding are discussed below:
Retail core

deposits
– The

Corporation’s

deposit products

include regular

savings accounts,

demand deposit

accounts, money

market
accounts,

and retail

CDs. As

of March

31, 2023,

the Corporation’s

core deposits,

which exclude

government

deposits and

brokered
CDs, decreased by

$142.7 million to

$13.1 billion from

$13.3 billion as

of December 31,

2022. The decrease

was primarily related

to
saving and

checking accounts

in the

Florida region

used for

loan repayments,

as well

as customers

continuing to

reallocate cash

into
higher-yielding alternatives.

Notwithstanding, these

reductions were

partially offset

by an

increase in

time deposits,

including

a shift
from

non-interest

bearing

or

low-interest

bearing

products

to

time

deposits,

driven

by

higher

rates

offered,

as

well

as

certain

large
commercial deposit inflows in the Puerto Rico region. The average balance per retail core deposit account is $26 thousand.
Government deposits

– As

of March

31, 2023,

the Corporation

had $2.2

billion of

Puerto Rico

public sector

deposits ($2.0

billion in
transactional

accounts

and

$161.9

million

in

time

deposits),

compared

to

$2.3

billion

as

of

December

31,

2022.

The

decrease

was
primarily related

to reductions in

the balance

of operational accounts

of a public

corporation. These

deposits are insured

by the FDIC
up to

the applicable

limits and

the uninsured

portions is

fully

collateralized.

Approximately

25% of

the public

sector deposits

as of
March 31,

2023 were

from municipalities

and municipal

agencies in

Puerto Rico

and 75% were

from public

corporations, the

central
government and agencies, and U.S. federal government agencies in Puerto Rico.
In

addition,

as

of

March

31,

2023,

the

Corporation

had

$462.0

million

of

government

deposits

in

the

Virgin

Islands

region
(December 31, 2022 - $442.8 million) and $11.3

million in the Florida region (December 31, 2022 - $11.6

million).
The uninsured portions

of government deposits

were collateralized by

securities and loans with

an amortized cost

of $3.1 billion

as
of each

of March

31, 2023

and December

31, 2022,

and an

estimated market

value of

$2.8 billion

and $2.7

billion, respectively.

In
addition to

securities and loans,

as of each

of March

31, 2023 and

December 31, 2022,

the Corporation

used $200.0 million

in letters
of credit issued by the FHLB as pledges for public deposits in the Virgin

Islands.
Estimate

of

Uninsured

Deposits

–
As

of

March

31,

2023

and

December

31,

2022,

the

estimated

amount

of

uninsured

deposits
totaled

$7.2

billion

and

$7.6 billion,

respectively,

generally

representing

the portion

of deposits

in

domestic

offices

that

exceed

the
FDIC insurance

limit of $250,000

and amounts in

any other uninsured

deposit account.

The balances presented

as of March

31, 2023
and December 31, 2022, include the uninsured

portion of government deposits, which are fully collateralized as previously mentioned.
Excluding

fully

collateralized

deposits,

$4.8

billion

of

these

deposits

are

uninsured,

which

represent

30.13%

of

total

deposits,
excluding brokered

CDs, as of

March 31,

2023, compared

to $4.9 billion,

or 30.65% of

total deposits,

excluding brokered

CDs, as of
December 31,

2022. The

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

31, 2023:
(In thousands)
3 months or
less
3 months to
6 months
6 months to
1 year Over 1 year Total
U.S. time deposits in excess of FDIC insurance
limits $ 125,162 $ 84,861 $ 217,846 $ 341,507 $ 769,376
Other uninsured time deposits
$ 18,814 $ 10,058 $ 9,864 $ 5,647 $ 44,383
Brokered

CDs

– Total

brokered CDs increased by

$147.1 million to $252.9

million as of March 31,

2023, compared to $105.8

million
as of December

31, 2022.

The increase reflects

the effect

of new issuances

amounting to

$189.7 million

with an all-in

cost of 4.70%,
partially offset

by approximately

$42.6 million

of maturing

brokered CDs,

with an

all-in cost

of 4.06%,

that were

paid off

during the
first quarter of 2023.

The average remaining term to maturity of the brokered CDs outstanding as of March 31, 2023 was approximately 1.1 years.

The use of

brokered CDs provides

an efficient channel

for funding diversification

and interest rate management.

Brokered CDs are
insured by the FDIC up to regulatory limits and can be obtained faster than regular retail deposits.
Refer to

“Net Interest

Income” above

for information

about average

balances of

interest-bearing deposits

and the

average interest
rate paid on deposits, for the quarters ended March 31, 2023 and 2022.

Securities

sold

under

agreements

to

repurchase

-
The

Corporation’s

investment

portfolio

is

funded

in

part

with

repurchase
agreements. The

Corporation’s

outstanding short-term

securities sold

under repurchase

agreements amounted

to $173.0

million as

of
March 31, 2023,

compared to $75.1

million as of

December 31, 2022.

During the first

quarter of 2023,

the Corporation added

$173.0
million of

short-term repurchase

agreements at

an average

cost of

5.08% reflecting

precautionary measures

taken by

management in
light

of

recent

instability

in

the

banking

sector,

and

repaid

upon

maturity

$75.1

million

of

short-term

repurchase

agreements

at

an
average cost of 4.55%.

In addition to these repurchase

agreements, the Corporation has

been able to maintain access

to credit by using
cost-effective

sources

such

as

FHLB

advances.

See

Note

9

–

Securities

Sold

Under

Agreements

to

Repurchase

(Repurchase
Agreements) to

the unaudited consolidated

financial statements

herein for

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
As of

March 31,

2023,

the outstanding

balance of

fixed-rate FHLB

advances

was $925.0

million, compared

to $675.0

million as

of
December

31,

2022.

During

the

first

quarter

of

2023,

the

Corporation

added

$425.0

million

of

short-term

FHLB

advances

at

an
average cost of 5.04%

and $300.0 million of

long-term FHLB advances

at an average cost of

4.59%, and repaid upon

maturity $475.0
million of

short-term

FHLB advances

at an

average cost

of 4.56%.

Of the

$925.0 million

in FHLB

advances

as of

March 31,

2023,
$700.0 million were

pledged with investment

securities and $225.0

million were pledged with

mortgage loans. As of

March 31, 2023,
the Corporation had

$882.5 million available

for additional credit

on FHLB lines of

credit based on

collateral pledged at the

FHLB of
New York.
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

long-term

borrowings.

As

of

each

of

March

31,

2023

and

December

31,

2022,

the

Corporation

had
subordinated

debentures

outstanding

in

the

aggregate

amount

of

$183.8

million

with

maturity

dates

from

June

17,

2034

through
September 20, 2034. Under the indentures, the Corporation has the right,

from time to time, and without causing an event of default, to defer payments of interest on

the Junior Subordinated Deferrable

Debentures by extending the interest

payment period at any time

and
from

time

to

time

during

the term

of

the

subordinated

debentures

for

up

to

twenty

consecutive

quarterly

periods.

As of

March

31,
2023,

the Corporation was

current on all

interest payments due

on its subordinated

debt. See Note

11 –

Other Long-Term

Borrowings
and

Note

7

–

Non-Consolidated

Var

iable

Interest

Entities

(“VIEs”)

and

Servicing

Assets

to

unaudited

consolidated

financial
statements herein for additional information.
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

2023,

loans pooled

into GNMA

MBS amounted

to
approximately

$29.4

million.

Also,

during

the

first

quarter of

2023,

the

Corporation

sold approx

imately

$8.0 million

of

performing
residential mortgage loans to FNMA.
The

FED

Discount

Window

is

a

cost-efficient

contingent

source

of

funding

for

the

Corporation

in

highly-volatile

market
conditions.

As previously

mentioned,

although

currently

not in

use,

as of

March

31,

2023,

the

Corporation

had

approximately

$1.4
billion available for funding under the FED’s

Discount Window based on collateral pledged at the

FED.
The FED’s

BTFP was

established

by the

Federal Reserve

Board in

March 2023

as an

additional source

of funding

for depository
institutions

to

borrow

up

to

the

par

value

of

eligible

collateral

for

terms

of

up

to

one

year.

The

BTFP

eliminates

the

need

for
depository

institutions

to

sell their

debt

securities

in

times

of

stress. Eligible

collateral

includes

high-quality

securities such

as U.S.
Treasuries,

U.S.

agency

securities,

and

U.S.

agency

MBS.

Borrowers

that

are

eligible

for

primary

credit

under

the

Borrower-in-
Custody Program

(“BIC”) are

eligible to

borrow under

the BTFP.

In addition,

any eligible

collateral pledged

to the

discount window
can be

used under

the BTFP.

The rate

for term

advances will

be the

one-year overnight

index swap

rate plus

10 basis points

and will

be fixed

for the term

of the advance

on the day

the advance is

made. As previously

mentioned, the

Corporation enrolled

in the BTF
P
during the first quarter of 2023 to further diversify its contingency funding sources.
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

were $823.6

million as

of March

31, 2023,

an increase

of $343.1

million when

compared to

December
31, 2022.

The following

discussion highlights

the major

activities and

transactions that

affected

the Corporation’s

cash flows

during
the first quarters

of 2023 and 2022:

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

2023

and

2022,

net

cash

provided

by

operating

activities

was

$115.4

million

and

$114.8

million,
respectively.

Net cash

generated from

operating activities

was higher

than reported

net income

largely as

a result

of adjustments

for
non-cash items such

as depreciation and

amortization, deferred income

tax expense and the

provision for credit

losses, as well as cash
generated from sales of loans held for sale.
Cash Flows from Investing Activities
The Corporation’s

investing activities primarily

relate to originating

loans to be

held for investment,

as well as

purchasing, selling,
and

repaying

available-for-sale

and

held-to-maturity

debt

securities.

For

the

first

quarter

of

2023,

net

cash

provided

by

investing
activities was

$50.5

million, primarily

due to

repayments of

U.S. agencies

MBS, partially

offset

by net

disbursements on

loans held
for investment.

For the

first quarter

of 2022,

net cash

used in

investing activities

was $333.0

million, primarily

due to

purchases of

U.S. agencies
and MBS, and net disbursements on loans held for investment, partially offset by repayments of U.S. agencies and MBS.

Cash Flows from Financing Activities
The Corporation’s

financing activities

primarily

include the

receipt of

deposits and

the issuance

of brokered

CDs, the

issuance of
and payments

on long-term

debt, the

issuance of

equity instruments,

return of

capital, and

activities related

to its

short-term funding.
For the quarter

ended March 31, 2023,

net cash provided by

financing activities was

$177.1 million, mainly

reflecting net proceeds

of
$347.8 million from borrowings,

partially offset by a decrease in total deposits and capital returned to stockholders.

For the

first quarter

of 2022,

net cash

used in

financing activities

was $628.7

million, mainly

reflecting a

decrease in

government
deposits, the repayment at maturity of a $100 million repurchase agreement and capital returned to stockholders.

Capital
As of

March

31,

2023,

the Corporation’s

stockholders’

equity was

$1.4

billion,

an

increase of

$80.1

million

from

December

31,
2022.

The growth

was driven

by the

$87.2

million

increase in

the fair

value

of available-for-sale

debt securities

recorded

as part

of
accumulated other

comprehensive loss

in the

consolidated statements

of financial

condition, as

a result

of changes

in market

interest
rates, and the

earnings generated in

the first quarter

of 2023, partially

offset by

the repurchase of

3.6 million shares

of common

stock
for a total

purchase price of

approximately $50.0 million,

common stock dividends

declared in the

first quarter of

2023 totaling $25.4
million or

$0.14 per

common share,

and the $1.3

million impact

to retained

earnings related

to the adoption

of Accounting

Standards
Update

(“ASU”)

2022-02,

“Financial

Instruments

–

Credit

Losses

(Topic

326):

Troubled

Debt

Restructurings

and

Vintage
Disclosures.” See

Note 1

– Basis

of Presentation

and Significant

Accounting Policies

and Note

4 –

Allowance for

Credit Losses

for
Loans and Finance Leases, for additional information related to the adoption of ASU 2022-02.

On April 27, 2023, the

Corporation’s Board

declared a quarterly cash dividend

of $0.14 per common share

payable on June 9, 2023
to shareholders of

record at the close

of business on May

24, 2023. The Corporation

intends to continue to

pay quarterly dividends

on
common

stock.

The

Corporation’s

common

stock

dividends,

including

the

declaration,

timing

and

amount,

remain

subject

to

the
consideration and approval by the Corporation’s

Board at the relevant times.
On April

27, 2022,

the Corporation

announced that

its Board

approved a

stock repurchase

program, under

which the

Corporation
may

repurchase

up

to

$350

million

of

its

outstanding

common

stock,

which

commenced

in

the

second

quarter

of

2022.

The
Corporation’s

stock repurchase program

does not obligate

it to acquire

any specific number

of shares and

does not have

an expiration
date. As of

March 31, 2023,

the Corporation has

repurchased approximately

19.6 million shares of

common stock for

a total purchase
price

of

$275

million

under

this stock

repurchase

program.

Considering

the

industry-wide

uncertain

environment,

the Corporation
decided

to

pause

share

buybacks

during

the

second

quarter

of

2023

and

it

expects

to

resume

shares

repurchases

during

the

third
quarter

of

2023.

The

Parent

Company

has

no

operations

and

depends

on

dividends,

distributions

and

other

payments

from

its
subsidiaries to fund dividend payments, stock repurchases, and to fund all payments on its obligations, including debt obligations.
The tangible common

equity ratio and

tangible book value

per common share

are non-GAAP financial

measures generally used

by
the

financial

community

to

evaluate

capital

adequacy.

Tangible

common

equity

is

total

common

equity

less

goodwill

and

other
intangible

assets.

Tangible

assets

are

total

assets

less

the

previously

mentioned

intangible

assets.

See

“Non-GAAP

Financial
Measures and Reconciliations”

above for additional information.

The

following

table

is

a

reconciliation

of

the

Corporation’s

tangible

common

equity

and

tangible

assets,

non-GAAP

financial
measures, to total equity and total assets, respectively,

as of March 31, 2023 and December 31, 2022, respectively:
March 31,

2023
December 31, 2022
(In thousands, except ratios and per share information)
Total equity

- GAAP
$ 1,405,593 $ 1,325,540
Goodwill (38,611) (38,611)
Purchased credit card relationship intangible (86) (205)
Core deposit intangible (18,987) (20,900)
Insurance customer relationship intangible - (13)
Tangible common

equity
$ 1,347,909 $ 1,265,811
Total assets - GAAP $ 18,977,114 $ 18,634,484
Goodwill (38,611) (38,611)
Purchased credit card relationship intangible (86) (205)
Core deposit intangible (18,987) (20,900)
Insurance customer relationship intangible - (13)
Tangible assets $ 18,919,430 $ 18,574,755
Common shares outstanding 179,789 182,709
Tangible common

equity ratio
7.12% 6.81%
Tangible book

value per common share
$ 7.50 $ 6.93
See Note

22 -

Regulatory Matters,

Commitments and

Contingencies, to

the unaudited

consolidated financial

statements herein

for
the regulatory capital positions of the Corporation and FirstBank as of March

31, 2023 and December 31, 2022, respectively.
The Banking Law

of the Commonwealth

of Puerto Rico requires

that a minimum of

10% of FirstBank’s

net income for the

year be
transferred

to a

legal surplus

reserve

until such

surplus

equals the

total of

paid-in-capital

on common

and preferred

stock. Amounts
transferred

to the

legal surplus

reserve

from

retained

earnings are

not available

for distribution

to

the Corporation

without

the prior
consent

of

the

Puerto

Rico

Commissioner

of

Financial

Institutions.

The

Puerto

Rico

Banking

Law

provides

that,

when

the
expenditures of a

Puerto Rico commercial

bank are greater than

receipts, the excess of

the expenditures over

receipts must be

charged
against the undistributed

profits of the

bank, and

the balance, if

any,

must be charged

against the legal

surplus reserve,

as a reduction
thereof. If the legal

surplus reserve is not sufficient

to cover such balance

in whole or in part,

the outstanding amount must

be charged
against the

capital account

and the

Bank cannot

pay dividends

until it

can replenish

the legal

surplus reserve

to an

amount of

at least
20% of

the original

capital contributed.

FirstBank’s

legal

surplus

reserve,

included

as part

of retained

earnings in

the Corporation’s
consolidated

statements

of

financial

condition,

amounted

to

$168.5

million

as of

each

of

March

31,

2023

and

December

31,

2022,
respectively. There were

no transfers to the legal surplus reserve during the first quarter of 2023.

Interest Rate Risk Management
First

BanCorp

manages

its

asset/liability

position

to

limit

the

effects

of

changes

in

interest

rates

on

net

interest

income

and

to
maintain stability

of profitability

under varying

interest rate

scenarios. The

MIALCO oversees

interest rate

risk and

monitors, among
other things, current

and expected conditions

in global financial

markets, competition

and prevailing rates

in the local

deposit market,
liquidity,

loan

originations

pipeline,

securities

market

values,

recent

or

proposed

changes

to

the

investment

portfolio,

alternative
funding sources

and related costs,

hedging and the

possible purchase of

derivatives such as

swaps and caps,

and any tax

or regulatory
issues which may be

pertinent to these areas.

The MIALCO approves funding

decisions in light of

the Corporation’s

overall strategies
and objectives.
On at least a quarterly basis, the Corporation performs a

consolidated net interest income simulation analysis to estimate the potential
change

in

future

earnings

from

projected

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
As of

March 31,

2023, the

Corporation forecasted

the 12-month

net interest

income assuming

March 31,

2023 interest

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

during the first twelve
months (the “-200 ramp” scenario).
The LIBOR/Swap

rates for

March 31,

2023, as

compared to

the January

31, 2023,

rates used

for the

December 31,

2022 sensitivity
analysis, reflected

an increase

in the

short-term

sector of

the curve,

or between

one to

twelve months,

of 18

basis points

(“bps”) on
average; while market rates decreased in the medium-term

sector of the curve, or between 2 to 5 years, by 37 bps,

and in the long-term
sector of the curve, or

over 5-year maturities, by 36

bps. A similar increase in market

rates changes were observed in

the Treasury and
the SOFR curve of 29

and 13 bps in the short

-term sector, respectively;

while market rates decreased

in the medium-term sector

by 38
and 40 bps, respectively,

and by 36 and 37 bps in the long-term sector, respectively.

The following table presents the results of the simulations as of March 31,

2023 and December 31, 2022.

Consistent with prior
years, these exclude non-cash changes in the fair value of derivatives:
March 31, 2023 December 31, 2022
Net Interest Income Risk Net Interest Income Risk
(Projected for the next 12 months) (Projected for the next 12 months)
Static Simulation Growing Balance Sheet Static Simulation Growing Balance Sheet
(Dollars in millions) $ Change % Change $ Change % Change $ Change % Change $ Change % Change
+ 200 bps ramp $ 9.4 1.15% $ 9.7 1.14% $ 7.8 0.96% $ 11.5 1.37%
- 200 bps ramp $ (12.6) (1.54) % $ (12.7) (1.49) % $ (13.1) (1.61) % $ (17.0) (2.03) %

The Corporation

continues to

manage its

balance sheet

structure to

control and

limit the

overall interest

rate risk

by managing

its
asset composition

while maintaining

a sound

liquidity position.

See “Risk

Management

– Liquidity

Risk” above

for liquidity

ratios.
As

of

March

31,

2023

and

December

31,

2022,

the

simulations

showed

that

the

Corporation

continues

to

have

an

asset-sensitive
position.

As of March

31, 2023, the

net interest income

for the next

twelve months under

a non-static balance

sheet scenario is

estimated to
increase by

$9.7 million

in the

rising rate

scenario, when

compared against

the base

simulation. The

decrease in

net interest

income
sensitivity

for

the

+200

bps

ramp

scenario,

as

compared

to

December

31,

2022,

is

primarily

driven

by

the

changes

in

the

overall
funding

mix,

including

decreases

in

average

non-interest

deposits

to

total

deposits

and

customers

reallocating

to

higher

yielding
alternatives, partially offset

by decreases in lower yielding

assets, such as the investment

portfolio being repaid, and being

replaced by
higher yielding assets due to the growth on the loan portfolio.

As of March

31, 2023, under a

falling rate, non-static

balance sheet scenario,

the net interest

income is estimated

to decrease by
$12.7

million,

when

compared

against

the

base

simulation.

The

change

in

net

interest

income

sensitivity

for

the

-200

bps

ramp
scenario, when

compared to

December 31,

2022, was

driven by

a higher

deposit beta

assumed in

the March

31, 2023

simulation for
non-maturity deposits, which under the falling rate scenario would reprice and consequently impact net interest income at

a faster pace
than the previous simulation.
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

Risk”

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
The Corporation applie

s

probability weights to

the baseline and

alternative downside economic

scenarios to estimate

the ACL with
the

baseline

scenario

carrying

the

highest

weight.

The

economic

scenarios

used

in

the

ACL

determination

contained

assumptions
related

to economic

uncertainties associated

with geopolitical

instability,

high

inflation levels,

and

the expected

path

of interest

rate
increases by

the FED.

As of

March 31,

2023, the

Corporation’s

ACL model

considered the

following assumptions

for key

economic
variables in the probability-weighted economic scenarios:
●
Average

Commercial

Real

Estate

(“CRE”)

Price

Index

at

the

national

level

is

forecasted

to

contract

by

2.55%

for

the
remainder of 2023 and grow by 0.74% for 2024.
●
Average

Regional

Home

Price

Index

forecasts

in

Puerto

Rico

and

Florida

(purchase

only

prices)

are

expected

to

remain
relatively flat for the remainder of 2023 and 2024.
●
Average

regional

unemployment

in

Puerto

Rico

of

7.53%

for

the

remainder

of

2023

and

8.57%

for

2024.

For

the

Florida
region and the

U.S. mainland, average

unemployment rate of

3.59% and 4.19%,

respectively,

for the remainder

of 2023, and
4.23% and 4.62%, respectively,

for 2024.

●
Average

annualized change in real

gross domestic product (“GDP”)

in the U.S. mainland

of 0.89% for the

remainder of 2023
and 1.52% for 2024.

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

2023,

management

compared

the

modeled

estimates

under

the

probability-
weighted

economic

scenarios

against

a

more

adverse

scenario.

Under

this

more

adverse

scenario,

as

an

example,

average
unemployment rate

for the Puerto

Rico region

increases to 8.04%

for the

remainder of

2023, compared

to 7.53%

for the same

period
on the probability-weighted economic scenario projections.

To

demonstrate

the

sensitivity

to

key

economic

parameters

used

in

the

calculation

of

the

ACL

at

March

31,

2023,

management
calculated

the

difference

between

the

quantitative

ACL

and

this

more

adverse

scenario.

Excluding

consideration

of

qualitative
adjustments,

this sensitivity

analysis

would

result in

a hypothetic

al increase

in the

ACL of

approximately

$34

million at

March

31,
2023.

This analysis

relates only

to the

modeled credit

loss estimates

and is

not intended

to estimate

changes in

the overall

ACL as

it
does

not

reflect

any

potential

changes

in

other

adjustments

to

the

qualitative

calculation,

which

would

also

be

influenced

by

the
judgment

management

applies

to

the

modeled

lifetime

loss

estimates

to

reflect

the

uncertainty

and

imprecision

of

these

estimates
based

on

current

circumstances

and

conditions.

Recognizing

that

forecasts

of

macroeconomic

conditions

are

inherently

uncertain,
particularly in

light of

recent economic

conditions and

challenges, which

continue to

evolve, management

believes that

its process

to
consider the

available information

and associated

risks and

uncertainties is

appropriately governed

and that

its estimates

of expected
credit losses were reasonable and appropriate for the quarter ended

March 31, 2023.
As of March 31, 2023,

the ACL for loans and finance

leases was $265.6 million, an

increase of $5.1 million from

$260.5 million as
of

December

31,

2022.

The

ACL

for

commercial

and

construction

loans

remained

relatively

flat

when

compared

to

the

previous
quarter as a result of

the following offsetting factors:

reserve increases of $5.0 million

for a new nonaccrual commercial

and industrial
loan in the Florida region in the power generation industry; and $1.1 million due to a less favorable economic outlook in the projection of

certain

forecasted

macroeconomic

variables,

such

as

the

CRE

price

index;

partially

offset

by

reserve

decreases

of

$6.1

million
associated

with

the

receipt

of

updated

financial

information

of

certain

borrowers

and

the

repayment

of

a

$24.3

million

adversely
classified commercial

and industrial

participated

loan in

the Florida

region. The

ACL for

consumer loans

increased by

$2.9 million,
primarily reflecting the effect of the increase in

the size of the consumer loan portfolios and the increase

in historical charge-off levels.
The ACL for residential

mortgage loans increased

by $1.6 million, in

part to a $2.1 million

cumulative increase in the

ACL due to the
adoption

of

ASU

2022-02,

for

which

the

Corporation

elected

to

discontinue

the

use

of

a

discounted

cash

flow

methodology

for
restructured accruing

loans. This

adjustment had

a corresponding

decrease, net

of applicable

taxes, in

beginning retained

earnings as
of January

1, 2023.

See Note

1
– Basis

of Presentation

and Significant

Accounting

Policies, to

the unaudited

consolidated

financial
statements herein for information related to the adoption of ASU 2022

-02 during the first quarter of 2023.
The

ratio

of

the

ACL

for

loans

and

finance

leases

to

total

loans

held

for

investment

increased

to

2.29%

as

of

March

31,

2023,
compared to 2.25% as of December 31, 2022. An explanation for the change for each portfolio follows:
●
The

ACL

to

total

loans

ratio

for

the

residential

mortgage

portfolio

increased

from

2.20%

as

of

December

31,

2022

to
2.29% as of

March 31, 2023,

primarily due

to the aforementioned

$2.1 million cumulative

increase in the

ACL due to

the
adoption of ASU 2022-02 during the first quarter of 2023.
●
The ACL

to total

loans ratio

for the

construction loan

portfolio increased

from 1.74%

as of

December 31,

2022 to

2.25%
as of March

31, 2023 as a

result of new

loan originations which

have a longer duration

and ultimately result in

higher loss
rates.
●
The

ACL

to

total

loans

ratio for

the

commercial

mortgage

portfolio

increased

from

1.49%

as

of

December

31,

2022

to
1.55% as of

March 31, 2023,

primarily reflecting

a less favorable

economic outlook in

the projection of

certain forecasted
macroeconomic variables,

such as the

CRE price index,

partially offset

by reserve decreases

associated with the

receipt of
updated financial information of certain borrowers.

●
The ACL to total loans ratio

for the commercial and industrial portfolio

decreased from 1.14% as of December

31, 2022 to
1.09% as of

March 31, 2023,

mainly due

to reserve decreases

associated with

the receipt of

updated financial

information
of certain borrowers

and the repayment

of a $24.3 million

adversely classified commercial

and industrial participated

loan
in

the

Florida

region,

partially

offset

by

the

aforementioned

reserve

increase

of

$5.0

million

for

a

new

nonaccrual
commercial and industrial participated loan in the Florida region in the power generation industry.

●
The ACL

to total

loans ratio

for the

consumer loan

portfolio was

3.82% as

of March

31, 2023,

compared to

3.83% as

of
December 31, 2022.

The ratio of the

total ACL for loans

and finance leases to

nonaccrual loans held

for investment was

297.91% as of March

31, 2023,
compared to 289.61% as of December 31, 2022.

Substantially all of

the Corporation’s

loan portfolio is

located within the

boundaries of the

U.S. economy.

Whether the collateral

is
located in

Puerto Rico,

the U.S.

and British

Virgin

Islands, or

the U.S.

mainland (mainly

in the

state of

Florida), the

performance of
the Corporation’s

loan portfolio and

the value of

the collateral supporting

the transactions are

dependent upon the

performance of and
conditions

within each

specific area’s

real estate

market. The

Corporation believes

it sets

adequate loan-to-value

ratios following

its
regulatory and credit policy standards.

As shown in the following tables,

the ACL for loans and finance leases

amounted to $265.6 million as of

March 31, 2023, or 2.29%
of total loans, compared with $260.5 million, or 2.25%

of total loans, as of December 31, 2022. See “Results of Operations

- Provision
for Credit Losses” above for additional information.
Quarter Ended March 31,

2023 2022
(Dollars in thousands)
ACL for loans and finance leases, beginning of year $ 260,464 $ 269,030
Impact of adoption of ASU 2022-02 2,116 -
Provision for credit losses - expense (benefit):
Residential mortgage 73 (4,871)
Construction 860 (2,214)
Commercial mortgage 1,246 (22,640)
Commercial and industrial (1,650) 1,755
Consumer and finance leases 15,727 10,981
Total provision for credit losses

- expense (benefit)
16,256 (16,989)
Charge-offs:
Residential mortgage (983) (2,528)
Construction - (44)
Commercial mortgage (18) (37)
Commercial and industrial (118) (290)
Consumer and finance leases (16,798) (9,816)
Total charge offs (17,917) (12,715)
Recoveries:
Residential mortgage 497 1,382
Construction 63 52
Commercial mortgage 168 44
Commercial and industrial 90 1,035
Consumer and finance leases 3,830 3,608
Total recoveries 4,648 6,121
Net charge-offs (13,269) (6,594)
ACL for loans and finance leases, end of period $ 265,567 $ 245,447
ACL for loans and finance leases to period-end total loans

held for investment
2.29% 2.21%
Net charge-offs (annualized) to average loans

outstanding during the period
0.46% 0.24%
Provision for credit losses - expense (benefit) for loans and finance leases to net charge-offs during the period
1.23x -2.58x

The following tables set forth information concerning the composition of the

Corporation's loan portfolio and related ACL by
loan category, and the percentage

of loan balances in each category to the total as such loans as of the indicated dates:
As of March 31,

2023
Residential
Mortgage
Loans
Commercial
Mortgage
Loans C&I Loans
Consumer and
Finance
Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$ 2,811,528 $ 143,664 $ 2,353,659 $ 2,862,189 $ 3,406,945 $ 11,577,985

Percent of loans in each category to total loans
24
%
1
%
20
%
25
%
30
%
100
%

Allowance for credit losses
64,403 3,231 36,460 31,235 130,238 265,567

Allowance for credit losses to amortized cost
2.29% 2.25% 1.55% 1.09% 3.82% 2.29
%
As of December 31, 2022
Residential
Mortgage
Loans
Commercial
Mortgage
Loans C&I Loans
Consumer and
Finance Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$ 2,847,290 $ 132,953 $ 2,358,851 $ 2,886,263% $ 3,327,468 $ 11,552,825

Percent of loans in each category to total loans
25% 1% 20% 25% 29% 100
%

Allowance for credit losses
62,760 2,308 35,064 32,906 127,426 260,464

Allowance for credit losses to amortized cost
2.20
%
1.74
%
1.49
%
1.14
%
3.83
%
2.25%
Allowance for Credit Losses for Unfunded Loan

Commitments
The Corporation estimates

expected credit losses

over the contractual

period in which

the Corporation is

exposed to credit

risk as a
result

of

a

contractual

obligation

to

extend

credit,

such as

pursuant

to unfunded

loan

commitments

and

standby

letters of

credit

for
commercial and

construction loans,

unless the

obligation is

unconditionally cancellable

by the

Corporation. The

ACL for

off-balance
sheet credit

exposures is

adjusted as

a provision

for credit

loss expense.

As of

March 31,

2023, the

ACL for

off-balance

sheet credit
exposures decreased by $0.1 million to $4.2 million, when compared to December 31, 2022.

Allowance for Credit Losses for Held-to-Maturity

Debt Securities
As of March

31, 2023, the

ACL for held-to-maturity

securities portfolio was

entirely related to

financing arrangements with

Puerto
Rico municipalities

issued in bond

form, which

the Corporation accounts

for as securities,

but which

were underwritten as

loans with
features

that are

typically found

in commercial

loans.

As of

March 31,

2023, the

ACL for

held-to-maturity debt

securities was

$7.6
million, compared to $8.3

million as of December 31, 2022.
Allowance for Credit Losses for Available

-for-Sale Debt Securities

The

ACL

for

available-for-sale

debt

securities,

which

is

associated

with

private

label

MBS

and

a

residential

pass-through

MBS
issued by the PRHFA, was $0.4

million as of March 31, 2023, compared to $0.5 million as of December 31, 2022.

Nonaccrual Loans and Non-performing Assets
Total

non-performing

assets

consist

of

nonaccrual

loans

(generally

loans

held

for

investment

or

loans

held

for

sale

in

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

Loans (“PCD”)
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
The following table presents non-performing assets as of the indicated dates:
March 31, 2023 December 31, 2022
(Dollars in thousands)
Nonaccrual loans held for investment:
Residential mortgage $ 36,410 $ 42,772
Construction 1,794 2,208
Commercial mortgage 21,598 22,319
Commercial and Industrial 13,404 7,830
Consumer and finance leases 15,936 14,806
Total nonaccrual loans held for investment 89,142 89,935
OREO 32,862 31,641
Other repossessed property 4,743 5,380
Other assets

(1)
2,203 2,202
Total non-performing assets $ 128,950 $ 129,158
Past due loans 90 days and still accruing
(2) (3) (4)
$ 74,380 $ 80,517
Non-performing assets to total assets

0.68% 0.69%
Nonaccrual loans held for investment to total loans held for investment 0.77% 0.78%
ACL for loans and finance leases $ 265,567 $ 260,464
ACL for loans and finance leases to total nonaccrual loans held for investment
297.91% 289.61%
ACL for loans and finance leases to total nonaccrual loans held for investment, excluding residential real estate loans
503.62% 552.26%
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

These loans will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected

on the loan pools. The portion of such loans contractually past due
90 days or more amounted to $10.4 million and $12.0 million as of March 31, 2023 and December 31, 2022, respectively.
(3)
Includes FHA/VA

government-guaranteed residential mortgage as

loans past-due 90 days and still accruing as opposed

to nonaccrual loans. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark,

taking into consideration the FHA interest curtailment process.

These balances include $25.9 million and $28.2 million
of FHA government guaranteed residential mortgage loans that were over 15 months delinquent as of March 31, 2023 and December

31, 2022, respectively.
(4)
Includes rebooked loans, which were previously pooled into

GNMA securities, amounting to $7.1 million and $10.3 million as of March 31, 2023 and December 31, 2022, respectively.
Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s

specified delinquency criteria. For accounting purposes,

the loans
subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

Total

nonaccrual loans were

$89.1 million as

of March 31,

2023.

This represents a

net decrease of

$0.8 million from

$89.9 million
as of December

31, 2022. The net

decrease was primarily

related to a $6.3

million reduction in nonaccrual

residential mortgage loans,
partially

offset

by

increases

of

$4.4

million

and

$1.1

million

in

nonaccrual

commercial

and

construction

loans

and

nonaccrual
consumer loans, respectively.
The following table shows non-performing assets by geographic segment as of the indicated dates:
March 31, 2023 December 31, 2022
(In thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage $ 22,924 $ 28,857
Construction 737 831
Commercial mortgage 13,677 14,341
Commercial and Industrial 4,589 5,859
Consumer and finance leases 15,483 14,142
Total nonaccrual loans held for investment 57,410 64,030
OREO 28,323 28,135
Other repossessed property 4,620 5,275
Other assets 2,203 2,202
Total non-performing assets $ 92,556 $ 99,642
Past due loans 90 days and still accruing $ 72,000 $ 76,417
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage $ 6,069 $ 6,614
Construction 1,057 1,377
Commercial mortgage 7,921 7,978
Commercial and Industrial 1,163 1,179
Consumer 306 469
Total nonaccrual loans held for investment 16,516 17,617
OREO 4,539 3,475
Other repossessed property 112 76
Total non-performing assets $ 21,167 $ 21,168
Past due loans 90 days and still accruing $ 2,380 $ 4,100
United States:
Nonaccrual loans held for investment:
Residential mortgage $ 7,417 $ 7,301
Commercial and Industrial 7,652 792
Consumer 147 195
Total nonaccrual loans held for investment 15,216 8,288
OREO - 31
Other repossessed property 11 29
Total non-performing assets $ 15,227 $ 8,348

Nonaccrual commercial

and industrial loans

increased by $5.6

million to $13.4

million as of

March 31, 2023,

from $7.8 million

as
of

December

31,

2022.

The

increase

was

primarily

driven

by

the

migration

to

nonaccrual

status

of

a

$7.1

million

commercial

and
industrial

participated

loan

in the

Florida

region

related

to a

borrower

engaged

in

the power

generation

industry,

partially

offset

by
collections,

including

the

payoff

of

an

individual

commercial

and

industrial

loan

of

approximately

$1.0

million

in

the

Puerto

Rico
region.

Nonaccrual commercial

mortgage loans decreased

by $0.8 million

to $21.5 million

as of March

31, 2023, from

$22.3 million as

of
December 31, 2022.

Nonaccrual construction

loans decreased

by $0.4

million to

$1.8 million

as of

March 31,

2023, from

$2.2 million

as of

December
31, 2022.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated
periods:
Construction
Commercial
Mortgage
Commercial &
Industrial Total
(In thousands)
Quarter Ended March 31, 2023
Beginning balance
$ 2,208 $ 22,319 $ 7,830 $ 32,357
Plus:
Additions to nonaccrual

127 544 7,470 8,141
Less:
Loans returned to accrual status
- (361) (152) (513)
Nonaccrual loans transferred to OREO
(332) (162) (183) (677)
Nonaccrual loans charge-offs
- (18) (118) (136)
Loan collections
(209) (730) (1,443) (2,382)
Reclassification
- 6 - 6
Ending balance

$ 1,794 $ 21,598 $ 13,404 $ 36,796
Construction
Commercial
Mortgage
Commercial &
Industrial Total
(In thousands)
Quarter Ended March 31, 2022
Beginning balance
$ 2,664 $ 25,337 $ 17,135 $ 45,136
Plus:
Additions to nonaccrual
- 2,881 1,579 4,460
Less:
Loans returned to accrual status
- (201) (209) (410)
Nonaccrual loans transferred to OREO
(13) (461) - (474)
Nonaccrual loans charge-offs
(40) (37) (290) (367)
Loan collections
(68) (541) (488) (1,097)
Reclassification
- (402) 402 -
Ending balance

$ 2,543 $ 26,576 $ 18,129 $ 47,248

Nonaccrual residential mortgage

loans decreased by $6.3

million to $36.5 million

as of March 31,

2023, compared to

$42.8 million
as of

December

31,

2022.

The decrease

was primarily

related

to

$3.9 million

loans restored

to accrual

status,

$2.7

million

of

loans
transferred to OREO, and $1.6 million in collections, partially offset by inflows of $2.1 million.
The following table presents the activity of residential nonaccrual loans held for investment for the indicated periods:
Quarter Ended March 31,
2023 2022
(In thousands)
Beginning balance

$ 42,772 $ 55,127

Plus:
Additions to nonaccrual
2,081 5,328

Less:
Loans returned to accrual status

(3,937) (3,449)
Nonaccrual loans transferred to OREO
(2,710) (937)
Nonaccrual loans charge-offs
(220) (435)
Loan collections
(1,570) (6,816)
Reclassification

(6) -
Ending balance

$ 36,410 $ 48,818
The

amount

of

nonaccrual

consumer

loans,

including

finance leases,

increased

by

$1.1

million

to

$15.9

million

as of

March

31,
2023,

compared

to

$14.8

million

as of

December

31,

2022.

The

increase

was mainly

reflected

in

the

auto

loans

and

finance

leases
portfolio.
As

of

March

31,

2023,

approximately

$22.7

million

of

the

loans

placed

in

nonaccrual

status,

mainly

commercial

loans,

and
residential

loans,

were

current,

or

had

delinquencies

of

less

than

90

days

in

their

interest

payments.

Collections

on

these

loans

are
being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the quarter ended March 31, 2023,

interest income of approximately $0.1 million related to

nonaccrual loans with a carrying
value of

$29.5 million

as of

March 31,

2023, mainly

nonaccrual commercial

and construction

loans, was

applied against

the related
principal balances under the cost-recovery method.
Total

loans in early

delinquency (
i.e.
, 30-89 days past

due loans, as

defined in regulatory

reporting instructions) amounted

to $94.5
million as

of March

31, 2023,

a decrease

of $10.4

million, compared

to $104.9

million as

of December

31, 2022.

The variances

by
major portfolio categories are as follows:

●
Consumer loans in early delinquency decreased by $4.5 million to

$66.4 million, mainly in the auto loans portfolio.
●
Residential mortgage loans in early delinquency decreased by $3.0 million to $25.2 million.
●
Commercial and

construction loans

in early

delinquency decreased

by $2.9

million, mainly

due to

the migration

to past

due
90 days

and still

accruing of

a $2.3

million commercial

mortgage loan

that matured

and is

in the

process of

renewal but

for
which the Corporation continues to receive interest and principal payments from the borrower.
In addition,

the Corporation

provides

homeownership

preservation

assistance to

its customers

through

a loss

mitigation

program.
Depending

upon

the

nature

of

a

borrower’s

financial

condition,

restructurings

or

loan

modifications

through

this

program

are
provided,

as well

as other

restructurings

of individual

C&I, commercial

mortgage, construction,

and residential

mortgage loans.

See
Note

1

–

Basis

of

Presentation

and

Significant

Accounting

Policies,

to

the

unaudited

consolidated

financial

statements

herein

for
additional information

related to

the accounting

policies of

loan modifications

granted to

borrowers experiencing

financial difficulty.
In

addition,

see

Note

3

-

Loans

Held

for

Investment,

to

the

unaudited

consolidated

financial

statements

herein

for

additional
information and statistics about the Corporation’s

modified loans.

The OREO

portfolio, which

is part of

non-performing assets,

increased to

$32.9 million

as of

March 31,

2023, compared

to $31.6
million

as

of

December

31,

2022.

The

following

tables

show

the

composition

of

the

OREO

portfolio

as

of

March

31,

2023

and
December 31, 2022, as well as the activity of the OREO portfolio by geographic area during the quarter ended March 31, 2023:
OREO Composition by Region

As of March 31, 2023
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 23,314 $ 1,670 $ - $ 24,984
Construction 1,705 59 - 1,764
Commercial 3,304 2,810 - 6,114
$ 28,323 $ 4,539 $ - $ 32,862
As of December 31, 2022
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 23,388 $ 606 $ 31 $ 24,025
Construction 1,705 59 - 1,764
Commercial 3,042 2,810 - 5,852
$ 28,135 $ 3,475 $ 31 $ 31,641
OREO Activity by Region

Quarter Ended March 31, 2023
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Beginning Balance $ 28,135 $ 3,475 $ 31 $ 31,641
Additions 5,351 1,064 - 6,415
Sales (4,409) - (31) (4,440)
Write-downs and other adjustments (754) - - (754)
Ending Balance $ 28,323 $ 4,539 $ - $ 32,862

Net Charge-offs and Total

Credit Losses

Net charge-offs

totaled $13.3

million for

the first quarter

of 2023,

or 0.46%

of average

loans on an

annualized basis,

compared to
$6.6 million, or an annualized 0.24%

of average loans for the first quarter of 2022.

Residential

mortgage

loans

net

charge-offs

for

the

first

quarter

of

2023

were

$0.5

million,

or

an

annualized

0.07%

of

related
average loans, compared to

$1.2 million, or an annualized

0.15% of related average loans,

for the first quarter of

2022. Approximately
$0.2

million

in

charge-offs

recorded

during

the

first

quarter

of

2023

resulted

from

valuations

of

collateral

dependent

residential
mortgage loans,

compared to

$0.4 million

in for

the same

period in

2022. Net

charge-offs

on residential

mortgage loans

for the

first
quarter of

2023 also

included $0.5

million related

to foreclosures

recorded during

the first

quarter of

2023, compared

to $1.3

million
recorded for the same period in 2022.

Construction loans

net recoveries

for the

first quarter

of 2023

were $0.1

million, or

an annualized

0.17% of

related average

loans,
compared to $8 thousand, or an annualized 0.03% of related average loans, for the same period in 2022.
Commercial

mortgage

loans

net

recoveries

for

the

first

quarter

of

2023

were

$0.1

million,

or

an

annualized

0.03%

of

average
commercial mortgage loans, compared to $7 thousand for the first quarter of 2022.
Commercial and industrial loans

net charge-offs

for the first quarter of 2023

were $28 thousand, compared

to net recoveries of $0.8
million,

or

an

annualized

0.10%

of

related

average

loans

for

the

first

quarter

of

2022.

For

the

first

quarter

of

2022,

a

$0.9

million
recovery was recorded in the Puerto Rico region in connection with a nonaccrual commercial loan that was paid off during the quarter.
Net charge-offs

of consumer

loans and

finance leases

for the

first quarter

of 2023

were $13.0

million, or

1.54% of

related average
loans,

compared to $6.1 million, or 0.85% of related average

loans, for the first quarter of 2022.

The following table presents annualized net charge-offs

(recoveries) to average loans held-in-portfolio for the indicated periods:
Quarter Ended March 31,
2023 2022
Residential mortgage 0.07% 0.15%
Construction

(0.17) % (0.03) %
Commercial mortgage

(0.03) % - %
Commercial and industrial - % (0.10) %
Consumer loans and finance leases

1.54% 0.85%
Total loans 0.46% 0.24%

The following table presents net charge-offs (recoveries)

to average loans held in various portfolios by geographic segment for the indicated periods:
Quarter Ended March 31,
2023 2022
PUERTO RICO:
Residential mortgage 0.10% 0.19%
Construction

(0.47) % 0.08%
Commercial mortgage - % 0.01%
Commercial and industrial 0.01% (0.16) %
Consumer and finance leases 1.53% 0.83%
Total loans 0.58% 0.29%
VIRGIN ISLANDS:
Residential mortgage (0.08) % 0.10%
Commercial mortgage (0.21) % (0.22) %
Commercial and industrial (0.01) % (0.01) %
Consumer and finance leases 2.19% 1.78%
Total loans 0.29% 0.25%
FLORIDA:
Construction

(0.05) % (0.09) %
Commercial mortgage (0.09) % - %
Consumer and finance leases 0.17% 1.31%
Total loans (0.03) % 0.01%
The above ratios are

based on annualized charge

-offs and are not

necessarily indicative of the

results expected for the

entire year or
in subsequent periods.

Total net charge

-offs plus gains on OREO operations for the first quarter

of 2023 amounted to $11.3 million,

or a loss rate of 0.37%
on

an

annualized

basis

of

average

loans

and

repossessed

assets,

compared

to

losses

of

$5.9

million,

or

a

loss

rate

of

0.21%

on

an
annualized basis, for the first quarter of 2022.

The following table presents information about the OREO inventory and credit losses for the indicated periods:
Quarter ended March 31,

2023 2022
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential $ 24,984 $ 32,208
Construction 1,764 3,458
Commercial 6,114 7,228
Total $ 32,862 $ 42,894
OREO activity (number of properties):
Beginning property inventory 344 418
Properties acquired 59 68
Properties disposed (59) (44)
Ending property inventory 344 442
Average holding

period (in days)
Residential 533 656
Construction 2,266 1,979
Commercial 2,468 2,011
Total average holding

period (in days)
986 991
OREO operations gain (loss):
Market adjustments and gains (losses) on sale:
Residential $ 2,490 $ 992
Construction 40 103
Commercial (67) (17)
Total net gain 2,463 1,078
Other OREO operations expenses (467) (358)
Net Gain on OREO operations $ 1,996 $ 720
(CHARGE-OFFS) RECOVERIES
Residential charge-offs, net $ (486) $ (1,146)
Construction recoveries, net 63 8
Commercial recoveries, net

122 752
Consumer and finance leases charge-offs, net (12,968) (6,208)
Total charge

-offs, net
(13,269) (6,594)
TOTAL CREDIT

LOSSES
(1)
$ (11,273) $ (5,874)
LOSS RATIO PER CATEGORY
(2)
Residential (0.28) % 0.02%
Construction (0.28) % (0.37) %
Commercial - % (0.06) %
Consumer 1.54% 0.85%
TOTAL CREDIT

LOSS RATIO
(3)
0.37% 0.21%
(1)
Equal to net gain on OREO operations plus charge-offs,

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

Group.
Concentration Risk
The Corporation conducts

its operations in

a geographically concentrated

area, as its main

market is Puerto

Rico. Of the total

gross
loan portfolio

held for investment

of $11.6

billion as of

March 31, 2023,

the Corporation had

credit risk of

approximately 80% in

the
Puerto Rico region, 17% in the United States region, and 3% in the Virgin

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
Economic Indicators
On

November

10,

2022,

the

Puerto

Rico

Planning

Board

(“PRPB”)

presented

the

Economic

Report

to

the

Governor,

which
provides

an

analysis

of

Puerto

Rico’s

economy

during

fiscal

year

2021

and

a

short-term

forecast

for

fiscal

years

2022

and

2023.
According to the

PRPB, Puerto Rico’s

real gross national

product (“GNP”) expanded

by 1.0% in fiscal

year 2021, significantly

above
the PRPB’s

original

baseline projection

of a

2.0%

contraction. According

to the

report, real

GNP growth

was primarily

driven by

a
sharp increase

in personal

consumption expenditures

reflecting the

relaxation of

COVID-related restrictions,

as well

as the

impact of
the

substantial

disaster

relief funding

deployed

over

the period.

To

a

lesser extent,

growth

in

fiscal

year

2021

was also

driven

by a
higher level of

investments in machinery,

equipment, and construction.

These favorable variances

were partially

offset by

an increase
in imports,

a reduction in

exports, and a

negative change

in the level

of inventories.

Although no official

GNP data has

been released
to date for fiscal year 2022, the 2023 Fiscal Plan model estimates that Puerto Rico’s real GNP expanded by 2.0% in fiscal year 2022.
There

are

other

indicators

that

gauge

economic

activity

and

are

published

with

greater

frequency,

for

example,

the

Economic
Development

Bank

for

Puerto

Rico’s

Economic

Activity

Index

(“EDB-EAI”).

Although

not

a

direct

measure

of

Puerto

Rico’s

real
GNP,

the

EDB-EAI

is

correlated

to

Puerto

Rico’s

real

GNP.

For

February

2023,

preliminary

estimates

showed

that

the

EDB-EAI
increased

0.3%

on

a

month-over-month;

however,

it

stood

0.2%

lower

on

a

year-over-year

basis.

Over

the

12-month

period

ended
February 28, 2023, the EDB-EAI averaged 124.5, approximately 0.9%

above the comparable figure a year earlier.

Fiscal Plan

On April

3, 2023,

the PROMESA

oversight board

certified the

2023 Fiscal

Plan for

Puerto Rico

(the “2023

Fiscal Plan”).

Unlike
previous versions

of the

fiscal plan,

the PROMESA

oversight board

segregated the

2023 Fiscal Plan

into three

different volumes.

As
the first fiscal plan

certified in a post-bankruptcy

environment, Volume

1 presents a

Transformation Plan

that highlights priority

areas
to cement fiscal responsibility,

accelerate economic growth in a sustainable manner,

and restore market access to Puerto Rico. Volume
2 provides additional details

on economic trends and

financial projections, and Volume

3 maps out the supplementary

implementation
details to

guide

the government’s

implementation

of the

requirements

of the

2023 Fiscal

Plan, as

well as

additional

initiatives

from
prior fiscal plans which remain mandatory and are still pending to be implemented.
The

2023

Fiscal

Plan

prioritizes

resource

allocation

across

three

major

pillars:

(i)

entrenching

a

legacy

of

strong

financial
management

through

the

implementation

of

a

comprehensive

financial

management

agenda,

(ii)

instilling

a

culture

of public

-sector
performance

and

excellence

in

order

to

properly

deliver

quality

public

services,

and

(iii)

investing

for

economic

growth

to

ensure
sufficient

revenues are

generated to

support the

delivery of

services. According

to the

Transformation

Plan, the

fiscal and

economic
turnaround

of

Puerto

Rico

cannot

be

accomplished

without

the

implementation

of

structural

economic

reforms

that

promote
sustainable

economic

development.

These

reforms

include

the

power/energy

sector

reform

to

improve

availability,

reliability

and
affordability of energy,

the K-12 and higher

education reform to expand

opportunity and prepare

the workforce to

compete for jobs of
the future,

and an

infrastructure reform

aimed at

improving the

efficiency of

the economy

and facilitate

investment. The

2023 Fiscal
Plan projects that

these reforms, if implemented

successfully, will

contribute 0.75% in

GNP growth by

fiscal year 2026.

Additionally,
the

2023

Fiscal

Plan

provides

a

roadmap

for

a

tax

reform

directed

towards

establishing

a

tax

regime

that

is

more

competitive

for
investors and more equitable for individuals.
The

2023

Fiscal

Plan

notes

that

Puerto

Rico

has

had

a

strong

recovery

in

the

aftermath

of

the

pandemic

crisis

with

labor
participation

trending

positively

and

unemployment

at

historically

low

levels.

However,

it

recognizes

that

such

recovery

has

been
primarily

fueled

by

the

unprecedented

influx

of

federal

funds,

which

have

an

outsized

and

temporary

impact

that

may

mask
underlying structural

weaknesses in

the economy.

As such,

the 2023

Fiscal Plan

projects a

0.7% decline

in real

GNP for

the current
fiscal

year

2023,

followed

by a

period

of near-zero

real

growth in

the coming

fiscal years

2024

through 2026.

Also,

the fiscal

plan
projects that

Puerto Rico’s

population will

continue the

long-term trend

of steady

decline. Notwithstanding,

the Transformation

Plan
depicts

that,

if

managed

properly,

these

non-recurring

federal

funds

can

be

leveraged

into

sustainable

longer-term

growth

and
opportunity.

The 2023

Fiscal Plan projects

that approximately

$81 billion in

total disaster relief

funding, from

federal and

private sources,

will
be disbursed

as part

of the

reconstruction

efforts over

a span

of 18

years (fiscal

years 2018

through 2035).

These funds

will benefit
individuals,

the public

(e.g., reconstruction

of major

infrastructure,

roads,

and schools),

and

will cover

part of

the Commonwealth’s
share of

the cost

of disaster

relief funding.

Also, the

2023 Fiscal

Plan projects

accelerated

deployment

of the

remaining

COVID-19
relief

funds

in

fiscal

year

2023

through

2025,

with

approximately

$9.3

billion

expected

to

be

disbursed,

compared

to

$4.5

billion
projected in the previous

fiscal plan. Additionally,

the 2023 Fiscal Plan continues

to account for $2.3

billion in federal funds

to Puerto
Rico

from

the

Bipartisan

Infrastructure

Law

directed

towards

improving

the

Island’s

infrastructure

over

fiscal

years

2022

through
2026.
Debt Restructuring
Over

80%

of

Puerto

Rico’s

outstanding

debt

has

been

restructured

to

date.

On

March

15,

2022,

the

Plan

of

Adjustment

of

the
central

government’s

debt

became

effective

through

the

exchange

of more

than

$33

billion

of

existing

bonds

and

other

claims

into
approximately

$7

billion

of

new

bonds,

saving

Puerto

Rico

more

than

$50

billion

in

debt

payments

to

creditors.

Also,

the
restructurings

of

the

Puerto

Rico

Sales

Tax

Financing

Corporation

(“COFINA”),

the

Highways

and

Transportation

Authority
(“HTA”),

and

the

Puerto

Rico

Aqueducts

and

Sewers

Authority

(“PRASA”)

are

expected

to

yield

savings

of

approximately

$17.5
billion, $3.0

billion, and

$400 million,

respectively,

in future

debt service

payments. The

main restructurings

pending include

that of
the Puerto Rico Electric Power Authority (“PREPA”)

and the Puerto Rico Industrial Company (“PRIDCO”).
According

to

the

PROMESA

oversight

board,

the

filed

PREPA

Plan

of

Adjustment

(“PREPA-POA”)

reduces

PREPA’s

legacy
financial and

general unsecured

debt by

approximately 40%

as it

contemplates the

issuance of

$5.7 billion

in new

bonds that

will be
exchanged for the discharge

of approximately $10.0 billion

in outstanding debt. The

new bonds are expected to

be paid from revenues
generated

by

a

“Legacy

Charge”,

which

consists

of

a

fixed

and

volumetric

charge

on

customers’

bills

that

will

vary

based

on

the
category of customer and

level of usage. This Legacy

Charge is expected to

generate sufficient revenue

to pay down the new

bonds in
35 years based

on the projections

presented in PREPA’s

2022 certified fiscal

plan. For pensions,

the PREPA

-POA provides PREPA’s
pension

system with

treatment substantially

similar to

the treatment

of the

Commonwealth’s

pensions.

The PREPA

-POA closes

the
pension system to new

entrants, preserves the benefits

of current retirees, eliminates

any future cost of living

adjustments, and ensures
all benefits accrued to date by active participants are protected.
On

March

23,

2022,

the

Title

III

Court

issued

a

ruling

that

upholds

the

PROMESA

oversight

board’s

position

that

PREPA
bondholders’

collateral

security

is

limited

to

the

money

PREPA

deposits

in

accounts

established

pursuant

to

the

trust

agreement
governing the issuance

of the bonds.

The court also

rejected the bondholders’

contention that they

have a general

unsecured claim for
the full amount of their principal

and interest. As such, the court

limited their unsecured claim to

future net revenues for the

remainder
of the

terms of

the bonds.

According

to the

PROMESA oversight

board,

this decision

of the

court

was a

significant

win

for

Puerto
Rico and its path to reliable electricity and economic growth.
Although PREPA’s

overall mediation process has been

slower than expected, PREPA’s

Title III confirmation process

is underway,
a confirmation

hearing has

been set

for mid-July

2023 and, according

to the

2023 Fiscal

Plan, the

plan is

expected to

go effective

by
the second quarter of 2024.
Other Developments
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

December

31,

2022,

there were

a

total

of 6,286

active

permanent

work
projects reported, more than twice the comparable amount reported as of December 31, 2021, of 2,650 projects.

Exposure to Puerto Rico Government
As of March 31,

2023, the Corporation

had $340.0 million of

direct exposure to the

Puerto Rico government,

its municipalities and
public corporations, compared to $338.9 million

as of December 31, 2022. As of March 31, 2023,

approximately $183.4 million of the
exposure consisted

of loans and

obligations of municipalities

in Puerto Rico

that are supported

by assigned property

tax revenues

and
for which,

in most

cases, the

good faith,

credit and

unlimited taxing

power of

the applicable

municipality have

been pledged

to their
repayment, and

$113.1

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

other government

entities. In

addition to

municipalities, the

total direct

exposure also

included $10.2

million in

loans to

an
affiliate

of PREPA,

$30.0

million in

loans to

agencies or

public corporations

of the

Puerto Rico

government,

and obligations

of the
Puerto Rico

government,

specifically a

residential pass-through

MBS issued

by the

PRHFA,

at an

amortized

cost of

$3.3 million

as
part of its available-for-sale debt securities portfolio (fair value of $2.2 million as of March 31, 2023).
The

following

table

details

the

Corporation’s

total

direct

exposure

to

Puerto

Rico

government

obligations

according

to

their
maturities:
As of March 31, 2023
Investment

Portfolio Total
(Amortized
cost) Loans Exposure
(In thousands)
Puerto Rico Housing Finance Authority:

After 10 years
$ 3,302 $ - $ 3,302
Total

Puerto Rico Housing Finance Authority
3,302 - 3,302
Agencies and public corporation of the Puerto Rico government:

After 1 to 5 years
- 3,313 3,313

After 5 to 10 years
- 26,671 26,671
Total agencies and public

corporation of the Puerto Rico government
- 29,984 29,984

Affiliate of the Puerto Rico Electric Power Authority:

Due within one year
- 10,184 10,184
Total Puerto Rico government

affiliate
- 10,184 10,184
Total

Puerto Rico public corporations and government affiliate
- 40,168 40,168
Municipalities:

Due within one year
1,204 18,148 19,352

After 1 to 5 years
42,633 55,905 98,538

After 5 to 10 years
55,940 56,652 112,592

After 10 years
66,023 - 66,023
Total

Municipalities
165,800 130,705 296,505
Total

Direct Government Exposure
$ 169,102 $ 170,873 $ 339,975

In addition,

as of March

31, 2023, the

Corporation had

$82.9 million

in exposure

to residential mortgage

loans that are

guaranteed
by the PRHFA,

a governmental instrumentality

that has been

designated as a

covered entity under

PROMESA (December

31, 2022 –
$84.7

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
As of

March

31,

2023,

the

Corporation

had

$2.2

billion

of public

sector

deposits

in

Puerto

Rico,

compared

to

$2.3

billion

as

of
December 31,

2022. Approximately

25% of

the public

sector deposits

as of

March 31,

2023 were

from municipalities

and municipal
agencies in

Puerto Rico

and 75%

were from

public corporations,

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

partially

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

PROMESA

does

not

apply

to the

USVI

and,

as such,

there

is currently

no federal

legislation

permitting

the restructuring

of

the
debts of

the USVI

and

its public

corporations

and instrumentalities.

To

the extent

that the

fiscal condition

of the

USVI government
continues to

deteriorate, the

U.S. Congress

or the government

of the

USVI may enact

legislation allowing

for the restructuring

of the
financial

obligations

of

the

USVI

government

entities

or

imposing

a

stay

on

creditor

remedies,

including

by

making

PROMESA
applicable to the USVI.

As of

March 31,

2023, the

Corporation had

$38.7

million in

loans to

USVI public

corporations,

compared to

$38.0 million

as of
December 31, 2022. As of March 31, 2023, all loans were currently performing and up to date on principal and interest payments.

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
March

31,

2023.

Based

on

this

evaluation

as

of

the

end

of

the

period

covered

by

this

Quarterly

Report

on

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
There were

no changes

to the

Corporation’s

internal control

over financial

reporting (as

defined

in Rules

13a-15(f) and

15d-15(f)
under the

Exchange Act) during

our most recent

quarter ended

March 31, 2023

that have materially

affected, or

are reasonably

likely
to materially affect, the Corporation’s

internal control over financial reporting.

PART II - OTHER INFORMATION
In accordance

with the instructions

to Part II, the

other specified

items in this part

have been omitted

because they

are not applicable,

or the
information

has been

previously

reported.
ITEM 1.

LEGAL PROCEEDINGS
For

a

discussion of

legal proceedings, see

Note 22

–

Regulatory Matters, Commitments and

Contingencies, to unaudited

consolidated
financial

statements

herein, which is incorporated by reference in this Item 1.
ITEM 1A.

RISK FACTORS

The Corporation’s

business,

operating

results

and/or the

market price

of our common

stock may

be significantly

affected by

a number of
factors. A detailed discussion

of certain risk factors that could

affect the Corporation’s future

operations, financial

condition or results for
future periods

is set forth

in Part

I, Item

1A., “Risk

Factors,”

in the

2022 Annual

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

2022 Annual

Report

on Form

10-K.
Other than

as described

below, there

have been

no material

changes

from those

risk factors

previously

disclosed

in Part

I, Item 1A.

“Risk
Factors,”

in the

2022 Annual

Report

on Form

10-K.
Cyber-attacks,

system risks

and data

protection breaches

to our

computer systems

and networks

or those

of third-party

service
providers could

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

customers
’
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

Information

security

risks

for

financial

institutions

have

significantly

increased

in

recent

years,

especially

given

the

increasing
sophistication and activities

of organized

computer criminals, hackers,

and terrorists and

our expansion of

online and digital

customer
services to

better meet

our

customer’s

needs.

These threats

may

derive

from fraud

or malice

on the

part of

our employees

or third-
party

providers

or

may

result

from

human

error

or

accidental

technological

failure.

These

threats

include

cyber-attacks,

such

as
computer viruses,

malicious or

destructive code,

phishing attacks,

denial of

service attacks,

or other

security breach

tactics that

could
result

in

the

unauthorized

release,

gathering,

monitoring,

misuse,

loss,

destruction,

or

theft

of

confidential,

proprietary,

and

other
information, including

intellectual property,

of ours, our

employees, our

customers, or third

parties, damages to

systems, or otherwise
material

disruption

to

our

or

our

customers’

or

other

third

parties’

network

access

or

business

operations,

both

domestically

and
internationally.
While

we

maintain

an

Information

Security

Program

that

continuously

monitors

cyber-related

risks

and

ultimately

ensures
protection

for

the

processing,

transmission,

and

storage

of confidential,

proprietary,

and other

information

in our

computer

systems
and networks, as

well as a vendor

management program to

oversee third party

and vendor risks, there

is no guarantee

that we will not
be exposed to

or be affected

by a cybersecurity

incident. For example,

we recently learned

that one of our

third-party vendors was

the
victim

of

a

security

incident

in

April

2023

involving

a

set

of

data

that

included

some

information

on

FirstBank’s

mortgage

loan
business. In

response to learning

of the incident,

we promptly launched

our own internal

investigation, which

confirmed that our

own
systems were

not

compromised,

and

any operational

and

financial impact

was minimal.

We

are working

with cybersecurity

experts
and legal counsel

to fully assess

the impact of

the security incident

reported by our

third-party vendor and

any required disclosures

to
the applicable regulatory authorities

and impacted customers. Our

vendor has indicated (and

we have no evidence

to the contrary) that
to date

there is

no evidence

that there

has been

any actual

or attempted

misuse of

information. We

may incur

expenses related

to the

incident, including

expenses to

remediate and

investigate this

matter.

Additionally,

we remain

subject to

risks and

uncertainties as

a
result of the incident, including legal, reputational and financial risks.
Cyber threats are rapidly

changing, and future attacks or

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
The

volatility

in

the

financial

services

industry,

including

failures

or

rumored

failures

of

other

depository

institutions,

and
actions taken by

governmental agencies to

stabilize the financial

system, could result

in, among other

things, bank deposit

runoffs
and liquidity constraints.
The closure and placement

into receivership

with the FDIC of certain large U.S.

regional banks with

assets over $100 billion

in March
and May 2023, and adverse developments affecting

other banks, resulted in heightened

levels of market volatility and consequently

have
negatively

impacted customer

confidence

in the safety

and soundness

of financial

institutions.

These developments

have resulted

in certain
regional banks

experiencing

higher than normal

deposit outflows

and an elevated

level of competition

for available

deposits in the market.
Although we have not been materially impacted by these recent bank failures, the resulting speed at which news, including social media
outlets, led depositors to withdraw funds from these and

other financial institutions,

as well as

the volatile impact to stock

prices, could
have a material effect on

operations. The impact of market volatility from the adverse developments in the banking industry, along with
continued high inflation

and rising interest rates on our business and related financial results, will depend on future developments,

which
are highly

uncertain

and difficult

to predict.

In the aftermath of these recent bank failures, the banking agencies could propose certain actions that may impact capital ratios

or the
FDIC deposit

insurance

premium.

ITEM 2.

UNREGISTERED

SALES OF

EQUITY SECURITIES

AND USE OF

PROCEEDS
The Corporation

did not

have any

unregistered

sales of

equity

securities

during the

quarter

ended March

31, 2023.
Issuer Purchases

of Equity

Securities
The following table provides information in relation to

the Corporation’s purchases of shares of

its common stock during the

quarter
ended March 31, 2023:
Period
Total Number of Shares
Purchased

Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar Value
of Shares That May Yet

be
Purchased Under These
Plans or Programs (In
thousands) (1)
January 1, 2023 - January 31, 2023 306,106 $ 13.25
306,106
$ 120,944
February 1, 2023 - February 28, 2023 2,282,608 14.24
2,282,608
88,429
March 1, 2023 - March 31, 2023 1,276,661 13.04
988,826
75,000
Total 3,865,375 (2)(3) 3,577,540
(1)
As of March 31, 2023,

the Corporation was authorized

to purchase up to

$350 million of its

common stock under the

stock repurchase program, that

was publicly announced

on April 27,
2022, of which $275.0 million had

been utilized. The remaining $75.0 million

in the table represents the remaining amount

authorized under the stock repurchase

program as of March 31,
2023. The

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
(2)
Includes 3,577,540

shares of common stock repurchased in the open market at an average price of $13.98 for a total purchase price of approximately $50.0 million.
(3)
Includes 287,835

shares of

common stock

withheld by

the Corporation

to cover

minimum tax

withholding obligations

upon the

vesting of

restricted stock

and performance

units. The
Corporation

intends

to

continue

to

satisfy

statutory

tax

withholding

obligations

in

connection

with

the

vesting

of

outstanding

restricted

stock

and

performance

units

through

the
withholding of shares.

ITEM 6.

EXHIBITS

See the

Exhibit Index

below, which

is incorporated

by reference

herein:

EXHIBIT INDEX

Exhibit No. Description
10.1*
Form of First BanCorp Long-Term Equity Incentive Award Agreement
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
104
The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in
Inline XBRL (included within the Exhibit 101 attachments)
*Management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the

Securities Exchange Act of 1934, the

Corporation has duly caused this report to

be signed on

its
behalf by

the undersigned

hereunto

duly authorized:

First BanCorp.
Registrant
Date:

May 10,

2023
By:

/s/ Aurelio

Alemán

Aurelio Alemán

President

and Chief

Executive

Officer
Date: May

10,

2023
By:

/s/ Orlando

Berges

Orlando

Berges

Executive

Vice President

and Chief

Financial

Officer