Form 10-Q
period 2023-06-30
FIRST BANCORP /PR/
filed 2023-08-08
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
____________
FORM
10-Q
(Mark One)
[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2023
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
Common stock:
178,298,443

shares outstanding as of August 1, 2023.

FIRST BANCORP.
INDEX PAGE
PART

I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements:
Consolidated Statements of Financial Condition (Unaudited) as of June

30, 2023 and December 31, 2022

5
Consolidated Statements

of Income

(Unaudited) –

Quarters and

Six-Month Periods

ended June

30, 2023
and 2022
6
Consolidated Statements of Comprehensive Income (Loss)

(Unaudited) – Quarters and Six-Month Periods
ended June 30, 2023 and 2022
7
Consolidated Statements of Cash Flows (Unaudited) – Six-Month Periods

ended June 30, 2023 and 2022

8
Consolidated

Statements

of

Changes

in

Stockholders’

Equity

(Unaudited)

–

Quarters

and

Six-Month
Periods ended June 30, 2023 and 2022
9

Notes to Consolidated Financial Statements (Unaudited)

10
Item 2. Management’s Discussion

and Analysis of Financial Condition and Results of Operations

78
Item 3. Quantitative and Qualitative Disclosures About Market Risk

135
Item 4. Controls and Procedures
Item 5. Other Information

135
135
PART

II. OTHER INFORMATION
Item 1.

Legal Proceedings

136
Item 1A. Risk Factors
136
Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds
138
Item 6.

Exhibits

139
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

hereof,

and

advises

readers

that

any

such

forward-looking

statements

are

not

guarantees

of

future

performance

and

involve
certain risks,

uncertainties,

estimates, and

assumptions by

us that

are difficult

to predict.

Various

factors, some

of which

are beyond
our control, could cause actual results to differ materially from those expressed in, or implied by,

such forward-looking statements.

Factors that could

cause results to

differ from

those expressed in

the Corporation’s

forward-looking statements

include, but

are not
limited to, risks

described or

referenced in

Part I, Item

1A, “Risk Factors,”

in the Corporation’s

Annual Report

on Form 10-K

for the
year

ended

December

31,

2022

(the

“2022

Annual

Report

on

Form

10-K”),

Part

II,

Item

1A,

“Risk

Factors”

in

the

Corporation’s
Quarterly Report on Form 10-Q for the quarterly period ended March

31, 2023, and the following:
●
the impacts of rising interest

rates and inflation on

the Corporation, including a

decrease in demand for new

loan originations
and refinancings,

increased competition

for borrowers,

attrition in deposits,

a reduction

in the fair

value of the

Corporation’s
debt securities portfolio, and adverse effects on the Corporation’s results of operations and its liquidity position;
●
volatility in the

financial services industry,

including failures or

rumored failures of

other depository institutions,

and actions
taken by governmental

agencies to stabilize

the financial

system, including

Federal Deposit Insurance

Corporation (“FDIC”)
special assessments, which could result in, among other things, bank deposit runoffs and liquidity constraints;
●
the

effect

of

continued

changes

in

the

fiscal

and

monetary

policies

and

regulations

of

the

United

States

(“U.S.”)

federal
government,

the Puerto

Rico government

and other governments,

including those

determined by

the Board

of the Governors
of the Federal Reserve System (the

“Federal Reserve Board”),

the Federal Reserve Bank of New York

(the “New York

FED”
or

the

“FED”),

the

FDIC,

government-sponsored

housing

agencies

and

regulators

in

Puerto

Rico,

the

U.S.,

and

the

U.S.
Virgin Islands

(the “USVI) and British Virgin

Islands (the “BVI”);
●
uncertainty as

to the

ability of

the Corporation’s

banking subsidiary,

FirstBank Puerto

Rico (“FirstBank”

or the

“Bank”), to
retain its core

deposits and

generate sufficient

cash flow through

its wholesale funding

sources, such as

securities sold under
agreements

to

repurchase,

Federal

Home

Loan

Bank

(“FHLB”)

advances,

and

brokered

certificates

of

deposit

(“brokered
CDs”), which may require us to sell investment securities at a loss;

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

any

incidents

that

occur,

such

as

an

April

2023

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

or

the

need

of additional

credit

losses that

could

emerge

from

the

recent

downgrade

of

the

United

States of
America’s

Long-Term

Foreign-Currency

Issuer

Default

Rating

(“IDR”)

to

‘AA+’

from

‘AAA’,

resulting

in

additional
charges to the provision for credit losses on the Corporation’s debt securities portfolio;

●
the impacts of applicable legislative, tax, or regulatory changes on the Corporation’s financial condition

or performance;
●
the

risk

of

possible

failure

or

circumvention

of

the

Corporation’s

internal

controls

and

procedures

and

the

risk

that

the
Corporation’s risk management

policies may not be adequate;
●
the risk that the FDIC may

further increase the deposit insurance

premium and/or require further special assessments,

causing
an additional increase in the Corporation’s

non-interest expenses;
●
any need to recognize impairments on the Corporation’s

financial instruments, goodwill, and other intangible assets;
●
residual impacts of the transition away from the London Interbank Offered

Rate (“LIBOR”);

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
June 30, 2023 December 31, 2022
(In thousands, except for share information)
ASSETS
Cash and due from banks $
1,046,534
$
478,480
Money market investments:
Time deposits with other financial institutions
300
300
Other short-term investments
700
1,725
Total money market investments
1,000
2,025
Available-for-sale debt securities, at fair value:
Securities pledged with creditors’ rights to repledge
79,909
81,103
Other available-for-sale debt securities
5,353,460
5,518,417
Total available-for-sale debt securities, at fair value (amortized cost of $
6,199,630

as of June 30, 2023, and
$
6,398,197

as of December 31, 2022; ACL of $
433

as of June 30, 2023 and $
458

as of December 31, 2022)
5,433,369
5,599,520
Held-to-maturity debt securities, at amortized cost, net of ACL of $
8,401

as of June 30, 2023 and $
8,286
as of December 31, 2022 (fair value of $
410,181

as of June 30, 2023 and $
427,115

as of December 31, 2022)
416,325
429,251
Equity securities
48,101
55,289
Total investment securities
5,897,795
6,084,060
Loans, net of ACL of $
267,058

as of June 30, 2023 and $
260,464

as of December 31, 2022
11,452,257
11,292,361
Mortgage loans held for sale, at lower of cost or market
14,295
12,306
Total loans, net
11,466,552
11,304,667
Accrued interest receivable on loans and investments
70,368
69,730
Premises and equipment, net
146,640
142,935
Other real estate owned (“OREO”)
31,571
31,641
Deferred tax asset, net
153,925
155,584
Goodwill
38,611
38,611
Other intangible assets
17,092
21,118
Other assets
282,367
305,633
Total assets $
19,152,455
$
18,634,484
LIABILITIES
Non-interest-bearing deposits $
5,874,261
$
6,112,884
Interest-bearing deposits
10,945,431
10,030,583
Total deposits
16,819,692
16,143,467
Short-term securities sold under agreements to repurchase
73,934
75,133
Advances from the FHLB:
Short-term
-
475,000
Long-term
500,000
200,000
Total advances from the FHLB
500,000
675,000
Other long-term borrowings
161,700
183,762
Accounts payable and other liabilities
199,130
231,582
Total liabilities
17,754,456
17,308,944
Commitments and contingencies (See Note 22)
(nil) (nil)
STOCKHOLDERS’ EQUITY
Common stock, $
0.10

par value,
2,000,000,000

shares authorized;
223,663,116

shares issued;
179,756,622
shares outstanding as of June 30, 2023 and
182,709,059

as of December 31, 2022
22,366
22,366
Additional paid-in capital
962,229
970,722
Retained earnings, includes legal surplus reserve of $
168,484
1,733,497
1,644,209
Treasury stock (at cost),
43,906,494

shares as of June 30, 2023 and
40,954,057

shares as of December 31, 2022
(547,706)
(506,979)
Accumulated other comprehensive loss, net of tax of $
8,468
(772,387)
(804,778)
Total stockholders’ equity
1,397,999
1,325,540
Total liabilities and stockholders’ equity $
19,152,455
$
18,634,484
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Quarter Ended June 30,

Six-Month Period Ended June 30,

2023 2022 2023 2022
(In thousands, except per share information)
Interest and dividend income:

Loans
$
218,066
$
179,261
$
428,702
$
353,048

Investment securities
26,258
26,491
53,368
49,738

Money market investments and interest-bearing cash accounts
7,880
2,873
12,530
3,693

Total interest and dividend income
252,204
208,625
494,600
406,479
Interest expense:

Deposits
41,604
7,694
71,489
15,346

Securities sold under agreements to repurchase:

Short-term
1,328
-
2,397
-

Long-term
-
1,972
-
4,154

Advances from the FHLB:

Short-term
435
-
4,776
-

Long-term
5,613
1,075
8,448
2,138

Other long-term borrowings
3,409
1,698
6,790
3,031

Total interest expense
52,389
12,439
93,900
24,669

Net interest income
199,815
196,186
400,700
381,810
Provision for credit losses - expense (benefit):

Loans and finance leases
20,770
12,665
37,026
(4,324)

Unfunded loan commitments
721
812
616
634

Debt securities
739
(3,474)
90
(109)

Provision for credit losses - expense (benefit)
22,230
10,003
37,732
(3,799)

Net interest income after provision for credit losses
177,585
186,183
362,968
385,609
Non-interest income:

Service charges and fees on deposit accounts
9,287
9,466
18,828
18,829

Mortgage banking activities
2,860
4,082
5,672
9,288

Gain on early extinguishment of debt
1,605
-
1,605
-

Insurance commission income
2,747
2,946
7,594
8,221

Card and processing income
11,135
10,300
22,053
19,981

Other non-interest income
8,637
4,147
13,037
7,480

Total non-interest income

36,271
30,941
68,789
63,799
Non-interest expenses:

Employees’ compensation and benefits
54,314
51,304
110,736
100,858

Occupancy and equipment
21,097
21,505
42,283
43,891

Business promotion
4,167
4,042
8,142
7,505

Professional service fees
11,596
12,036
23,569
22,630

Taxes, other than income taxes
5,124
4,689
10,236
9,707

FDIC deposit insurance
2,143
1,466
4,276
3,139

Net gain on OREO operations
(1,984)
(1,485)
(3,980)
(2,205)

Credit and debit card processing expenses
6,540
5,843
11,858
9,964

Communications
1,992
1,978
4,208
4,129

Other non-interest expenses
7,928
6,948
16,857
15,367

Total non-interest expenses
112,917
108,326
228,185
214,985
Income before income taxes
100,939
108,798
203,572
234,423
Income tax expense
30,284
34,103
62,219
77,128
Net income

$
70,655
$
74,695
$
141,353
$
157,295
Net income attributable to common stockholders

$
70,655
$
74,695
$
141,353
$
157,295
Net income per common share:

Basic
$
0.39
$
0.38
$
0.79
$
0.80

Diluted
$
0.39
$
0.38
$
0.78
$
0.80
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(LOSS)
(Unaudited)
Quarter Ended June 30,

Six-Month Period Ended June 30,

2023 2022 2023 2022
(In thousands)
Net income

$
70,655
$
74,695
$
141,353
$
157,295
Other comprehensive (loss) income, net of tax:
Available-for-sale debt securities:
Net unrealized holding (losses) gains on debt securities

(1)
(54,837)
(175,923)
32,391
(507,757)
Other comprehensive (loss) income for the period, net of tax
(54,837)
(175,923)
32,391
(507,757)

Total comprehensive income (loss) $
15,818
$
(101,228)
$
173,744
$
(350,462)
(1)
Net unrealized holding (losses) gains on available-for-sale

debt securities have no tax effect because securities

are either tax-exempt, held by an International Banking Entity (“IBE”),

or
have a full deferred tax asset valuation allowance.
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six-Month Period Ended June 30,

2023 2022
(In thousands)
Cash flows from operating activities:
Net income

$
141,353
$
157,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
10,071
11,291
Amortization of intangible assets
4,026
4,510
Provision for credit losses - expense (benefit)
37,732
(3,799)
Deferred income tax expense
2,419
41,483
Stock-based compensation
3,997
2,580
Gain on early extinguishment of debt
(1,605)
-
Unrealized gain on derivative instruments
(291)
(864)
Net gain on disposals or sales, and impairments of premises

and equipment and other assets
(235)
(900)
Net gain on sales of loans and loans held-for-sale valuation adjustments

(989)
(3,965)
Net amortization of discounts, premiums, and deferred loan fees and costs
686
(5,486)
Originations and purchases of loans held for sale
(88,696)
(143,692)
Sales and repayments of loans held for sale
85,398
157,098
Amortization of broker placement fees
128
64
Net amortization of premiums and discounts on investment securities
2,117
1,389
Decrease (increase) in accrued interest receivable
1,849
(3,555)
Increase (decrease) in accrued interest payable
9,369
(1,252)
Increase in other assets
(5,566)
(4,235)
(Decrease) increase in other liabilities
(35,307)
11,646

Net cash provided by operating activities
166,456
219,608
Cash flows from investing activities:
Net disbursements on loans held for investment
(226,714)
(186,902)
Proceeds from sales of loans held for investment
3,183
37,565
Proceeds from sales of repossessed assets
26,360
19,941
Purchases of available-for-sale debt securities
(961)
(512,327)
Proceeds from principal repayments and maturities of available-for-sale debt securities
217,745
354,853
Purchases of held-to-maturity debt securities
-
(260,082)
Proceeds from principal repayments and maturities of held-to-maturity debt securities
13,832
934
Additions to premises and equipment
(16,211)
(11,841)
Proceeds from sales of premises and equipment and other assets
578
1,138
Net redemptions (purchases) of other investments securities
7,219
(971)

Net cash provided by (used in) investing activities
25,031
(557,692)
Cash flows from financing activities:
Net increase (decrease) in deposits
675,911
(645,417)
Net repayments of short-term borrowings
(476,199)
-
Repayments of long-term borrowings
(19,795)
(100,000)
Proceeds from long-term borrowings
300,000
-
Repurchase of outstanding common stock
(53,217)
(152,713)
Dividends paid on common stock
(51,158)
(43,321)

Net cash provided by (used in) financing activities
375,542
(941,451)
Net increase (decrease) in cash and cash equivalents
567,029
(1,279,535)
Cash and cash equivalents at beginning of year
480,505
2,543,058
Cash and cash equivalents at end of period $
1,047,534
$
1,263,523
Cash and cash equivalents include:
Cash and due from banks $
1,046,534
$
1,261,590
Money market investments
1,000
1,933
$
1,047,534
$
1,263,523
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY
(Unaudited)
Quarter Ended June 30,

Six-Month Period Ended June 30,

2023 2022 2023 2022
(In thousands, except per share information)
Common Stock $
22,366
$
22,366
$
22,366
$
22,366
Additional Paid-In Capital:

Balance at beginning of period
959,912
966,771
970,722
972,547

Stock-based compensation expense
1,922
1,398
3,997
2,580

Common stock reissued under stock-based compensation plan
-
(23)
(13,139)
(7,003)

Restricted stock forfeited
395
71
649
93

Balance at end of period
962,229
968,217
962,229
968,217
Retained Earnings:

Balance at beginning of period
1,688,176
1,489,995
1,644,209
1,427,295

Impact of adoption of Accounting Standards Update (“ASU”) 2022-02 (See

Note 1)
-
-
(1,357)
-

Net income

70,655
74,695
141,353
157,295

Dividends on common stock ($
0.14

per share and $
0.12

per share for the quarters ended

June 30,

2023 and 2022, respectively; $
0.28

per share and $
0.22

for the

for the six-month periods ended June 30,

2023 and 2022, respectively)
(25,334)
(23,356)
(50,708)
(43,256)

Balance at end of period
1,733,497
1,541,334
1,733,497
1,541,334
Treasury Stock (at cost):

Balance at beginning of period
(547,311)
(282,197)
(506,979)
(236,442)

Common stock repurchases (See Note 14)
-
(100,000)
(53,217)
(152,713)

Common stock reissued under stock-based compensation plan
-
23
13,139
7,003

Restricted stock forfeited
(395)
(71)
(649)
(93)

Balance at end of period
(547,706)
(382,245)
(547,706)
(382,245)
Accumulated Other Comprehensive Loss, net

of tax:

Balance at beginning of period
(717,550)
(415,833)
(804,778)
(83,999)

Other comprehensive (loss) income, net of tax
(54,837)
(175,923)
32,391
(507,757)

Balance at end of period
(772,387)
(591,756)
(772,387)
(591,756)

Total stockholders’ equity
$
1,397,999
$
1,557,916
$
1,397,999
$
1,557,916
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
INDEX TO NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
PAGE
Note 1 –
Basis of Presentation and Significant Accounting Policies

11
Note 2 – Debt Securities
13
Note 3 – Loans Held for Investment
23
Note 4 – Allowance for Credit Losses for Loans and Finance Leases
40
Note 5 – Other Real Estate Owned
43
Note 6 – Goodwill and Other Intangibles
44
Note 7 – Non-Consolidated Variable Interest Entities (“VIEs”) and Servicing Assets
45
Note 8 – Deposits
49
Note 9 –
Securities Sold Under Agreements to Repurchase (Repurchase

Agreements)
50
Note 10 – Advances from the Federal Home Loan Bank (“FHLB”)
51
Note 11 – Other Long-Term Borrowings
51
Note 12 – Earnings per Common Share
52
Note 13 – Stock-Based Compensation
53
Note 14 – Stockholders’ Equity
56
Note 15 – Accumulated Other Comprehensive Loss
58
Note 16 – Employee Benefit Plans
58
Note 17 – Income Taxes
59
Note 18 – Fair Value
61
Note 19 – Revenue from Contracts with Customers
66
Note 20 – Segment Information
69
Note 21 – Supplemental Statement of Cash Flows Information
72
Note 22 – Regulatory Matters, Commitments, and Contingencies
73
Note 23 – First BanCorp. (Holding Company Only) Financial Information
76

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS
(Unaudited)

NOTE 1 – BASIS

OF PRESENTATION AND

SIGNIFICANT

ACCOUNTING

POLICIES

The

Consolidated

Financial

Statements

(unaudited)

for

the

quarter

and

six-month

period

ended

June

30,

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

30, 2023

are not

necessarily indicative

of the

results to

be
expected

for the

entire year.
Adoption of New Accounting Requirements
ASU 2022-02,

“Financial

Instruments

– Credit Losses

(Topic 326): Troubled

Debt Restructurings

(“TDR”) and

Vintage Disclosures”
Effective

January

1,

2023,

the

Corporation

adopted

ASU

2022-02,

which

removed

the

existing

measurement

and

disclosure
requirements

for

TDR

loans,

added

additional

disclosure

requirements

related

to

modifications

provided

to

borrowers

experiencing
financial difficulty regardless of

whether the modification

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
The Corporation was not impacted by the adoption

of the following ASUs during 2023:
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
13
NOTE 2 – DEBT SECURITIES
Available-for-Sale

Debt Securities
The amortized

cost, gross

unrealized gains

and losses,

ACL, estimated

fair value,

and weighted-average

yield of

available-for-sale
debt securities by contractual maturities as of June 30, 2023 were as follows:

June 30, 2023
Amortized cost
(1)
Gross
ACL Fair value
Unrealized Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:

Due within one year
$
27,671
$
-
$
705
$
-
$
26,966
0.61

After 1 to 5 years
120,787
-
8,084
-
112,703
0.69
U.S. government-sponsored entities (“GSEs”) obligations:

Due within one year
224,161
-
5,089
-
219,072
0.42

After 1 to 5 years
2,344,874
56
209,839
-
2,135,091
0.85

After 5 to 10 years
11,267
4
871
-
10,400
3.16

After 10 years
10,844
22
1
-
10,865
5.38
Puerto Rico government obligations:

After 10 years
(2)
3,254
-
794
349
2,111
-
United States and Puerto Rico government obligations
2,742,858
82
225,383
349
2,517,208
0.83
Mortgage-backed securities (“MBS”):

Residential MBS:

Freddie Mac (“FHLMC”) certificates:

After 1 to 5 years
20,047
-
1,191
-
18,856
1.97

After 5 to 10 years
171,682
-
17,242
-
154,440
1.58

After 10 years
1,038,513
-
180,505
-
858,008
1.41

1,230,242
-
198,938
-
1,031,304
1.44

Ginnie Mae (“GNMA”) certificates:

Due within one year
1
-
-
-
1
2.53

After 1 to 5 years
20,426
-
1,257
-
19,169
1.25

After 5 to 10 years
32,172
-
2,952
-
29,220
1.70

After 10 years
219,768
7
26,660
-
193,115
2.63
272,367
7
30,869
-
241,505
2.42

Fannie Mae (“FNMA”) certificates:

After 1 to 5 years
22,434
-
1,399
-
21,035
1.72

After 5 to 10 years
338,605
-
31,862
-
306,743
1.75

After 10 years
1,102,263
38
178,364
-
923,937
1.37

1,463,302
38
211,625
-
1,251,715
1.46

Collateralized mortgage obligations (“CMOs”) issued

or guaranteed by the FHLMC, FNMA, and GNMA:

After 10 years
288,194
-
58,267
-
229,927
1.48

Private label:

After 10 years
7,498
-
2,168
84
5,246
7.61
Total Residential MBS
3,261,603
45
501,867
84
2,759,697
1.55

Commercial MBS:

After 1 to 5 years
44,311
-
7,308
-
37,003
2.15

After 5 to 10 years
25,656
-
3,430
-
22,226
2.13

After 10 years
125,202
-
27,967
-
97,235
1.40
Total Commercial MBS
195,169
-
38,705
-
156,464
1.67
Total MBS
3,456,772
45
540,572
84
2,916,161
1.56
Total available-for-sale debt securities $
6,199,630
$
127
$
765,955
$
433
$
5,433,369
1.23
(1) Excludes accrued interest receivable on available-for-sale debt securities that totaled $
10.7

million as of June 30, 2023 reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
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
14

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
375
2,201
-
United States and Puerto Rico government obligations
2,744,902
71
250,169
375
2,494,429
0.83
MBS:

Residential MBS:

FHLMC certificates:

After 1 to 5 years
4,235
-
169
-
4,066
2.33

After 5 to 10 years
201,072
-
18,709
-
182,363
1.55

After 10 years
1,092,289
-
186,558
-
905,731
1.38
1,297,596
-
205,436
-
1,092,160
1.41

GNMA certificates:

Due within one year
5
-
-
-
5
1.73

After 1 to 5 years
15,508
-
622
-
14,886
2.00

After 5 to 10 years
45,322
1
3,809
-
41,514
1.31

After 10 years
232,632
51
27,169
-
205,514
2.47
293,467
52
31,600
-
261,919
2.27

FNMA certificates:

After 1 to 5 years
9,685
-
521
-
9,164
1.76

After 5 to 10 years
358,346
-
31,620
-
326,726
1.68

After 10 years
1,186,635
124
186,757
-
1,000,002
1.38

1,554,666
124
218,898
-
1,335,892
1.45
CMOs issued or guaranteed by the FHLMC, FNMA,

and GNMA:

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
15
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
The

following

tables

present

the

fair

value

and

gross

unrealized

losses

of

the

Corporation’s

available-for-sale

debt

securities,
aggregated by

investment category

and length of

time that individual

securities have

been in a

continuous unrealized

loss position, as
of June 30, 2023 and December 31, 2022. The tables also include debt securities for which an ACL was recorded.

As of June 30, 2023
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

U.S. Treasury and U.S. GSEs’

obligations
$
2,887
$
4
$
2,496,214
$
224,585
$
2,499,101
$
224,589

Puerto Rico government obligations
-
-
2,111
794
(1)
2,111
794

MBS:

Residential MBS:

FHLMC
19,638
959
1,011,666
197,979
1,031,304
198,938

GNMA
50,543
1,335
189,454
29,534
239,997
30,869

FNMA
42,650
2,361
1,204,127
209,264
1,246,777
211,625

CMOs issued or guaranteed by the FHLMC,

FNMA, and GNMA
378
10
229,549
58,257
229,927
58,267

Private label
-
-
5,246
2,168
(1)
5,246
2,168

Commercial MBS
15,403
370
141,061
38,335
156,464
38,705
$
131,499
$
5,039
$
5,279,428
$
760,916
$
5,410,927
$
765,955
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of June 30, 2023, the PRHFA

bond and private label MBS had an ACL of $
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

CMOs issued or guaranteed by the FHLMC,

FNMA, and GNMA
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
16

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

because,

as

of

June

30,

2023,

the

Corporation

did

not

have

the
intent to

sell these

U.S. government

and agencies

debt securities

and determined

that it

was likely

that it

will not

be required

to sell
these

securities

before

their

anticipated

recovery,

the

Corporation

does

not

consider

impairments

on

these

securities

to

be

credit
related. The Corporation’s

credit loss assessment was

concentrated mainly on

private label MBS and

on Puerto Rico government

debt
securities, for which credit losses are evaluated on a quarterly basis.

Private label MBS

held as part

of the Corporation’s

available for sale

portfolio consist of

trust certificates issued

by an unaffiliated
party

backed

by

fixed-rate,

single-family

residential

mortgage

loans

in

the

U.S.

mainland

with

original

FICO

scores

over

700

and
moderate loan-to-value

ratios (under
80
%), as well as

moderate delinquency levels.

Upon the discontinuance

of LIBOR after

June 30,
2023,

and

following

the

provisions

of

the

Adjustable

Interest

Rate

Act

(the

“LIBOR

Act”)

and

Regulation

ZZ,

the

interest

rate

on
these private

label MBS

will transition

during

the third

quarter of

2023 from
3-month LIBOR

plus a

spread to

3-month CME

Term
Secured

Overnight

Financing

Rate

(“SOFR”)

plus

a

tenor

spread

adjustment

of
0.26161
%

and

the

original

spread

limited

to

the
weighted-average

coupon of

the underlying

collateral. The

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
the housing price

index. Under this approach,

expected cash flows (interest

and principal) were discounted

at the Treasury

yield curve
as of the reporting

date. See Note

18 – Fair

Value

for the significant

assumptions used in

the valuation of

the private label

MBS as of
June 30, 2023 and December 31, 2022.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
17
For the residential

pass-through MBS issued by

the PRHFA

held as part of

the Corporation’s

available-for-sale portfolio

backed by
second

mortgage

residential

loans

in

Puerto

Rico,

the

ACL

was

determined

based

on

a

discounted

cash

flow

methodology

that
considered

the structure

and terms

of the

debt security.

The expected

cash flows

were discounted

at the

Treasury

yield curve

plus a
spread as

of the

reporting date

and compared

to the

amortized cost.

The Corporation

utilized PDs

and LGDs

that considered,

among
other

things,

historical

payment

performance,

loan-to-value

attributes,

and

relevant

current

and

forward-looking

macroeconomic
variables, such as

regional unemployment

rates, the housing

price index,

and expected recovery

from the PRHFA

guarantee. PRHFA,
not the

Puerto Rico

government, provides

a guarantee

in the event

of default

and subsequent

foreclosure of

the properties underlying
the second

mortgage loans

and its

ability to

honor such

guarantee will

depend on,

among other

factors, its

financial condition

at the
time such obligation

becomes due and payable.

Deterioration of the Puerto

Rico economy or fiscal

health of the PRHFA

could impact
the value of this security,

resulting in additional losses to the Corporation.

The following tables

present a roll-forward

by major security

type for the

quarters and six-month

periods ended June

30, 2023 and
2022 of the ACL on available-for-sale debt

securities:

Quarter Ended

June 30,

2023
Six-Month Period Ended June 30,

2023
Private label
MBS
Puerto Rico

Government
Obligations Total
Private label
MBS
Puerto Rico

Government
Obligations Total
(In thousands)
Beginning balance $
83
$
366
$
449
$
83
$
375
$
458
Provision for credit losses - benefit
-
(16)
(16)
-
(25)
(25)

ACL on available-for-sale debt securities
$
83
$
350
$
433
$
83
$
350
$
433

Quarter Ended June 30,

2022
Six-Month Period Ended June 30,

2022
Private label
MBS
Puerto Rico

Government
Obligations Total
Private label
MBS
Puerto Rico

Government
Obligations Total
(In thousands)
Beginning balance $
403
$
308
$
711
$
797
$
308
$
1,105
Provision for credit losses - (benefit) expense
(113)
78
(35)
(501)
78
(423)
Net charge-offs
-
-
-
(6)
-
(6)

ACL on available-for-sale debt securities
$
290
$
386
$
676
$
290
$
386
$
676

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
18
Held-to-Maturity Debt Securities
The

amortized

cost,

gross

unrecognized

gains

and

losses,

estimated

fair

value,

ACL,

weighted-average

yield

and

contractual
maturities of held-to-maturity debt securities as of June 30, 2023 and December 31, 2022 were as follows
:

June 30, 2023
Amortized cost
(1)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Puerto Rico municipal bonds:
Due within one year
$
1,205
$
-
$
29
$
1,176
$
26
5.90
After 1 to 5 years
42,736
661
1,360
42,037
689
6.93
After 5 to 10 years
56,160
2,733
446
58,447
3,209
7.44
After 10 years
66,023
-
2,023
64,000
4,477
8.54
Total Puerto Rico municipal bonds
166,124
3,394
3,858
165,660
8,401
7.74
MBS:

Residential MBS:
FHLMC certificates:
After 5 to 10 years
18,836
-
1,203
17,633
-
3.03
After 10 years
18,936
-
906
18,030
-
4.33
37,772
-
2,109
35,663
-
3.68
GNMA certificates:
After 10 years
17,765
-
1,046
16,719
-
3.35
FNMA certificates:
After 10 years
69,956
-
3,161
66,795
-
4.17
CMOs issued or guaranteed by

FHLMC, FNMA, and GNMA
After 10 years
30,197
-
1,658
28,539
-
3.49
Total Residential MBS
155,690
-
7,974
147,716
-
3.83

Commercial MBS:
After 1 to 5 years
9,533
-
479
9,054
-
3.48
After 10 years
93,379
-
5,628
87,751
-
3.15
Total Commercial MBS
102,912
-
6,107
96,805
-
3.18
Total MBS
258,602
-
14,081
244,521
-
3.57
Total held-to-maturity debt securities $
424,726
$
3,394
$
17,939
$
410,181
$
8,401
5.20
(1)
Excludes accrued interest receivable on held-to-maturity debt securities that totaled $
6.8

million as of June 30, 2023 reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
19

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
64,704
4,385
7.10
Total held-to-maturity debt securities
165,710
4,068
2,769
167,009
8,286
6.62
MBS:

Residential MBS:
FHLMC certificates:
After 5 to 10 years
21,443
-
746
20,697
-
3.03
After 10 years
19,362
-
888
18,474
-
4.21
40,805
-
1,634
39,171
-
3.59
GNMA certificates:
After 10 years
19,131
-
943
18,188
-
3.35
FNMA certificates:
After 10 years
72,347
-
3,155
69,192
-
4.14
CMOs issued or guaranteed by

FHLMC, FNMA, and GNMA
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
20
The

following

tables

present

the

Corporation’s

held-to-maturity

debt

securities’

fair

value

and

gross

unrecognized

losses,
aggregated by

category and

length of

time that

individual securities

had been

in a

continuous unrecognized

loss position,

as of

June
30, 2023 and December 31, 2022, including debt securities for which an ACL was recorded:

As of June 30, 2023
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

Puerto Rico municipal bonds
$
-
$
-
$
107,673
$
3,858
$
107,673
$
3,858

MBS:

Residential MBS:

FHLMC certificates
35,663
2,109
-
-
35,663
2,109

GNMA certificates
16,719
1,046
-
-
16,719
1,046

FNMA certificates
66,795
3,161
-
-
66,795
3,161

CMOs issued or guaranteed by FHLMC,

FNMA, and GNMA
28,539
1,658
-
-
28,539
1,658

Commercial MBS
9,054
479
87,751
5,628
96,805
6,107
Total held-to-maturity debt securities $
156,770
$
8,453
$
195,424
$
9,486
$
352,194
$
17,939
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

CMOs issued or guaranteed by FHLMC,

FNMA, and GNMA
33,032
1,424
-
-
33,032
1,424

Commercial MBS
100,523
4,565
-
-
100,523
4,565
Total held-to-maturity debt securities $
260,106
$
11,721
$
98,797
$
2,769
$
358,903
$
14,490

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
21
The

Corporation

classifies

the

held-to-maturity

debt

securities

portfolio

into

the

following

major

security

types:

MBS

issued

by
GSEs and

Puerto Rico

municipal bonds.

The Corporation

does not

recognize an

ACL for MBS

issued by

GSEs since

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

Form 10-K.

The Corporation

performs periodic

credit quality

reviews on

these issuers.

All of

the Puerto

Rico municipal

bonds were

current as
to scheduled contractual payments as of June 30, 2023.

A security is considered to be past due once it is 30 days contractually past due
under the

terms of the

agreement. The

ACL of Puerto

Rico municipal

bonds increased

to $
8.4

million as of

June 30, 2023,

from $
8.3
million as of December 31, 2022, mostly driven by updated financial information of certain bond issuers received during 2023.

The following tables present

the activity in the

ACL for held-to-maturity debt

securities by major security

type for the quarters

and
six-month periods ended June 30, 2023 and 2022:

Puerto Rico Municipal Bonds
Quarter Ended Six-Month Period Ended
June 30,

2023
June 30,

2023
(In thousands)
Beginning Balance $
7,646
$
8,286
Provision for credit losses - expense
755
115
ACL on held-to-maturity debt securities
$
8,401
$
8,401

Puerto Rico Municipal Bonds
Quarter Ended Six-Month Period Ended
June 30,

2022
June 30,

2022
(In thousands)
Beginning Balance $
12,324
$
8,571
Provision for credit losses - (benefit) expense
(3,439)
314
ACL on held-to-maturity debt securities
$
8,885
$
8,885

During the

second quarter

of 2019,

the oversight

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

challenges,

the

Corporation

cannot be

certain

whether

future charges

to

the ACL

on

these

securities will

be
required.

From

time

to

time,

the

Corporation

has

held-to-maturity

securities

with

an

original

maturity

of

three

months

or

less

that

are
considered

cash

and

cash

equivalents

and

are

classified

as

money

market

investments

in

the

consolidated

statements

of

financial
condition. As

of

June

30,

2023

and

December

31,

2022,

the

Corporation

had

no

outstanding

held-to-maturity

securities

that

were
classified as cash and cash equivalents.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
22

Credit Quality Indicators:
The

held-to-maturity

debt

securities

portfolio

consisted

of

MBS

issued

by

GSEs

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
As of June 30, 2023 and December 31, 2022, all Puerto Rico municipal bonds classified as held-to-maturity were classified as Pass.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
23
NOTE 3 – LOANS HELD FOR INVESTMENT

The

following table

provides information

about

the

loan

portfolio held

for

investment by

portfolio segment

and

disaggregated by
geographic locations

as of the indicated

dates:

As of June 30,

As of December 31,
2023 2022
(In thousands)
Puerto Rico and Virgin Islands region:
Residential mortgage loans, mainly secured by first mortgages $
2,352,310
$
2,417,900
Construction loans
69,219
34,772
Commercial mortgage loans

1,800,289
1,834,204
Commercial and Industrial ("C&I") loans
2,011,774
1,860,109
Consumer loans
3,487,454
3,317,489
Loans held for investment $
9,721,046
$
9,464,474
Florida region:
Residential mortgage loans, mainly secured by first mortgages $
441,480
$
429,390
Construction loans
94,779
98,181
Commercial mortgage loans

519,780
524,647
C&I loans
934,427
1,026,154
Consumer loans
7,803
9,979
Loans held for investment $
1,998,269
$
2,088,351
Total:
Residential mortgage loans, mainly secured by first mortgages $
2,793,790
$
2,847,290
Construction loans
163,998
132,953
Commercial mortgage loans

2,320,069
2,358,851
C&I loans
(1)
2,946,201
2,886,263
Consumer loans
3,495,257
3,327,468
Loans held for investment
(2)
11,719,315
11,552,825
ACL on loans and finance leases
(267,058)
(260,464)
Loans held for investment, net $
11,452,257
$
11,292,361
(1)
As of June 30, 2023 and December 31, 2022, includes

$
821.4

million and $
838.5

million, respectively, of commercial loans that were secured by real estate and the primary source of repayment at origination was not dependent upon the real estate.
(2) Includes accretable fair value net purchase discounts of $
27.1

million and $
29.3

million as of June 30, 2023 and December 31, 2022, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
24
The Corporation’s

aging of

the loan

portfolio held

for investment,

as well

as information

about nonaccrual

loans with

no ACL,

by
portfolio classes as of June 30, 2023 and December 31, 2022 are as follows:

As of June 30, 2023 Days Past Due and Accruing
Current 30-59 60-89
90+
(1) (2) (3)
Nonaccrual
(4)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(5)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed

loans
(1) (3) (6)
$
69,242
$
-
$
1,605
$
34,038
$
-
$
104,885
$
-

Conventional residential mortgage loans
(2) (6)
2,613,464
-
29,274
12,915
33,252
2,688,905
1,861
Commercial loans:

Construction loans

(6)
161,248
1,062
11
-
1,677
163,998
973

Commercial mortgage loans
(2) (6)
2,287,864
4,551
565
5,553
21,536
2,320,069
11,834

C&I loans

2,928,957
1,827
1,186
5,037
9,194
2,946,201
1,816
Consumer loans:

Auto loans
1,803,442
44,425
8,281
-
11,311
1,867,459
3,464

Finance leases
778,649
8,015
1,564
-
2,483
790,711
496

Personal loans
359,898
4,363
1,985
-
1,353
367,599
-

Credit cards
305,434
3,734
2,620
5,668
-
317,456
-

Other consumer loans
147,419
2,191
1,207
-
1,215
152,032
35

Total loans held for investment
$
11,455,617
$
70,168
$
48,298
$
63,211
$
82,021
$
11,719,315
$
20,479

(1)
It is the Corporation's policy to report delinquent Federal Housing Authority (“FHA”)/Veterans Affairs (“VA”)

government-guaranteed residential mortgage loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $
19.9

million of residential mortgage loans guaranteed by the FHA that were over 15 months delinquent as of June 30, 2023.
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
These loans will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The portion of such loans contractually past due 90 days or more, amounting to $
9.5

million as of June 30, 2023 ($
8.5

million conventional residential mortgage loans and $
1.0

million commercial mortgage loans), is presented in the
loans past due 90 days or more and still accruing category in the table above.
(3) Include rebooked loans, which were previously pooled into GNMA securities, amounting to $
6.5

million as of June 30, 2023. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s

specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.
(4) Nonaccrual loans in the Florida region amounted to $
9.8

million as of June 30, 2023, primarily nonaccrual residential mortgage loans and C&I loans.
(5) Includes $
0.3

million of nonaccrual C&I loans with no ACL in the Florida region as of June 30, 2023.
(6)
According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal
Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans,
conventional residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days, but less than two payments in arrears, as of June 30, 2023 amounted to $
6.6

million, $
62.9

million, $
1.9
million, and $
0.2

million, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
25

As of December 31, 2022 Days Past Due and Accruing
Current 30-59 60-89
90+
(1)(2)(3)
Nonaccrual
(4)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(5)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed

loans
(1) (3) (6)
$
67,116
$
-
$
2,586
$
48,456
$
-
$
118,158
$
-

Conventional residential mortgage loans
(2) (6)
2,643,909
-
25,630
16,821
42,772
2,729,132
2,292
Commercial loans:

Construction loans
130,617
-
-
128
2,208
132,953
977

Commercial mortgage loans
(2) (6)
2,330,094
300
2,367
3,771
22,319
2,358,851
15,991

C&I loans

2,868,989
1,984
1,128
6,332
7,830
2,886,263
3,300
Consumer loans:

Auto loans
1,740,271
40,039
7,089
-
10,672
1,798,071
2,136

Finance leases
707,646
7,148
1,791
-
1,645
718,230
330

Personal loans
346,366
3,738
1,894
-
1,248
353,246
-

Credit cards
301,013
3,705
2,238
4,775
-
311,731
-

Other consumer loans
141,687
1,804
1,458
-
1,241
146,190
-

Total loans held for investment
$
11,277,708
$
58,718
$
46,181
$
80,283
$
89,935
$
11,552,825
$
25,026

(1)
It is the Corporation's policy to report delinquent FHA/VA government-guaranteed residential mortgage loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans. The Corporation continues
accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $
28.2

million of residential mortgage loans
guaranteed by the FHA that were over 15 months delinquent as of December 31, 2022.
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
6.1

million, $
65.2

million, and $
1.6

million,
respectively.
When

a

loan

is placed

in

nonaccrual

status,

any

accrued

but uncollected

interest

income

is reversed

and

charged

against interest
income

and the

amortization of

any net

deferred fees

is suspended.

The amount

of accrued

interest reversed

against interest

income
totaled

$
0.5

million

and

$
1.1

million

for

the

quarter

and

six-month

period

ended

June

30,

2023,

respectively,

compared

with

$
0.3
million and $
0.7

million for the quarter

and six-month period ended

June 30, 2022, respectively.

For the quarter and

six-month period
ended

June

30,

2023,

the

cash

interest

income

recognized

on

nonaccrual

loans

amounted

to

$
0.5

million

and

$
1.0

million,
respectively, compared

to $
0.3

million and $
0.7

million for the quarter and six-month period ended June 30, 2022, respectively.
As of

June

30,

2023,

the recorded

investment

on

residential

mortgage

loans collateralized

by

residential

real

estate property

that
were in

the process

of foreclosure

amounted to

$
50.9

million, including

$
21.5

million of

FHA/VA

government-guaranteed

mortgage
loans, and

$
7.2

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
26
Based on

the most

recent analysis

performed, the

amortized cost

of commercial

and construction

loans by portfolio

classes and by
origination

year based

on the

internal credit

-risk category

as of

June 30,

2023, the

gross charge

-offs for

the six-month

period ended
June 30,

2023 by

portfolio classes

and by

origination year,

and the

amortized cost

of commercial

and construction

loans by

portfolio
classes based on the internal credit-risk category as of December 31,

2022, were as follows:

As of June 30,

2023
Puerto Rico and Virgin Islands region
Term Loans
As of December 31, 2022
Amortized Cost Basis by Origination Year
(1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
29,645
$
22,238
$
11,093
$
-
$
-
$
3,887
$
-
$
66,863
$
31,879

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
7
-
-
-
2,349
-
2,356
2,893

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
29,645
$
22,245
$
11,093
$
-
$
-
$
6,236
$
-
$
69,219
$
34,772

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
38
$
-
$
38
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
94,161
$
385,980
$
139,699
$
322,212
$
283,938
$
381,556
$
427
$
1,607,973
$
1,655,728

Criticized:

Special Mention
-
4,487
-
33,698
-
118,636
-
156,821
145,415

Substandard
-
129
-
-
2,847
32,519
-
35,495
33,061

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
94,161
$
390,596
$
139,699
$
355,910
$
286,785
$
532,711
$
427
$
1,800,289
$
1,834,204

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
106
$
-
$
106
C&I

Risk Ratings:

Pass
$
113,567
$
297,329
$
193,851
$
178,144
$
299,435
$
222,553
$
649,354
$
1,954,233
$
1,789,572

Criticized:

Special Mention
-
-
-
-
508
12,709
22,537
35,754
43,224

Substandard
-
-
389
634
13,797
6,682
285
21,787
27,313

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
113,567
$
297,329
$
194,240
$
178,778
$
313,740
$
241,944
$
672,176
$
2,011,774
$
1,860,109

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
211
$
55
$
266
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
27

As of June 30,

2023
Term Loans
As of December 31, 2022 Florida region Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
32
$
47,557
$
47,190
$
-
$
-
$
-
$
-
$
94,779
$
98,181

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
-
-
-
-

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
32
$
47,557
$
47,190
$
-
$
-
$
-
$
-
$
94,779
$
98,181

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
6,258
$
184,611
$
69,659
$
40,608
$
51,005
$
122,449
$
19,642
$
494,232
$
503,184

Criticized:

Special Mention
-
-
-
-
13,156
11,224
-
24,380
20,295

Substandard
-
-
-
1,168
-
-
-
1,168
1,168

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
6,258
$
184,611
$
69,659
$
41,776
$
64,161
$
133,673
$
19,642
$
519,780
$
524,647

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
45,172
$
272,282
$
153,401
$
74,535
$
173,170
$
56,918
$
117,134
$
892,612
$
979,151

Criticized:

Special Mention
-
-
19,580
-
5,976
11,403
-
36,959
17,905

Substandard
-
-
-
652
193
2,825
300
3,970
29,098

Doubtful
-
-
-
-
-
886
-
886
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
45,172
$
272,282
$
172,981
$
75,187
$
179,339
$
72,032
$
117,434
$
934,427
$
1,026,154

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
6,202
$
-
$
6,202
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
28

As of June 30,

2023
Total Term Loans
As of December 31, 2022 Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
29,677
$
69,795
$
58,283
$
-
$
-
$
3,887
$
-
$
161,642
$
130,060

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
7
-
-
-
2,349
-
2,356
2,893

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
29,677
$
69,802
$
58,283
$
-
$
-
$
6,236
$
-
$
163,998
$
132,953

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
38
$
-
$
38
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
100,419
$
570,591
$
209,358
$
362,820
$
334,943
$
504,005
$
20,069
$
2,102,205
$
2,158,912

Criticized:

Special Mention
-
4,487
-
33,698
13,156
129,860
-
181,201
165,710

Substandard
-
129
-
1,168
2,847
32,519
-
36,663
34,229

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
100,419
$
575,207
$
209,358
$
397,686
$
350,946
$
666,384
$
20,069
$
2,320,069
$
2,358,851

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
106
$
-
$
106
C&I

Risk Ratings:

Pass
$
158,739
$
569,611
$
347,252
$
252,679
$
472,605
$
279,471
$
766,488
$
2,846,845
$
2,768,723

Criticized:

Special Mention
-
-
19,580
-
6,484
24,112
22,537
72,713
61,129

Substandard
-
-
389
1,286
13,990
9,507
585
25,757
56,411

Doubtful
-
-
-
-
-
886
-
886
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
158,739
$
569,611
$
367,221
$
253,965
$
493,079
$
313,976
$
789,610
$
2,946,201
$
2,886,263

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
6,413
$
55
$
6,468
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
29
The following

tables present the

amortized cost of

residential mortgage

loans by portfolio

classes and by

origination year

based on
accrual

status

as

of

June

30,

2023,

the

gross

charge-offs

for

the

six-month

period

ended

June

30,

2023

by portfolio

classes

and

by
origination year,

and the amortized

cost of residential

mortgage loans by

portfolio classes

based on

accrual status as

of December

31,
2022:

As of June 30,

2023
As of
December 31,
2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
118
$
691
$
689
$
782
$
1,117
$
100,760
$
-
$
104,157
$
117,416
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
118
$
691
$
689
$
782
$
1,117
$
100,760
$
-
$
104,157
$
117,416
Conventional residential mortgage loans:
Accrual Status:
Performing $
61,153
$
170,239
$
73,033
$
30,819
$
45,799
$
1,841,296
$
-
$
2,222,339
$
2,265,013
Non-Performing
-
-
35
-
171
25,608
-
25,814
35,471
Total conventional residential mortgage loans $
61,153
$
170,239
$
73,068
$
30,819
$
45,970
$
1,866,904
$
-
$
2,248,153
$
2,300,484
Total:
Accrual Status:
Performing $
61,271
$
170,930
$
73,722
$
31,601
$
46,916
$
1,942,056
$
-
$
2,326,496
$
2,382,429
Non-Performing
-
-
35
-
171
25,608
-
25,814
35,471
Total residential mortgage loans in Puerto Rico
and Virgin Islands Region $
61,271
$
170,930
$
73,757
$
31,601
$
47,087
$
1,967,664
$
-
$
2,352,310
$
2,417,900
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
3
$
-
$
2,126
$
-
$
2,129
(1) Excludes accrued interest receivable.

As of June 30,

2023
As of
December 31,
2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
728
$
-
$
728
$
742
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
728
$
-
$
728
$
742
Conventional residential mortgage loans:
Accrual Status:
Performing $
37,150
$
80,115
$
48,955
$
30,517
$
28,459
$
208,118
$
-
$
433,314
$
421,347
Non-Performing
-
-
-
-
259
7,179
-
7,438
7,301
Total conventional residential mortgage loans $
37,150
$
80,115
$
48,955
$
30,517
$
28,718
$
215,297
$
-
$
440,752
$
428,648
Total:
Accrual Status:
Performing $
37,150
$
80,115
$
48,955
$
30,517
$
28,459
$
208,846
$
-
$
434,042
$
422,089
Non-Performing
-
-
-
-
259
7,179
-
7,438
7,301
Total residential mortgage loans in Florida region $
37,150
$
80,115
$
48,955
$
30,517
$
28,718
$
216,025
$
-
$
441,480
$
429,390
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
30

As of June 30,

2023
As of
December 31,
2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
118
$
691
$
689
$
782
$
1,117
$
101,488
$
-
$
104,885
$
118,158
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
118
$
691
$
689
$
782
$
1,117
$
101,488
$
-
$
104,885
$
118,158
Conventional residential mortgage loans:
Accrual Status:
Performing $
98,303
$
250,354
$
121,988
$
61,336
$
74,258
$
2,049,414
$
-
$
2,655,653
$
2,686,360
Non-Performing
-
-
35
-
430
32,787
-
33,252
42,772
Total conventional residential mortgage loans $
98,303
$
250,354
$
122,023
$
61,336
$
74,688
$
2,082,201
$
-
$
2,688,905
$
2,729,132
Total:
Accrual Status:
Performing $
98,421
$
251,045
$
122,677
$
62,118
$
75,375
$
2,150,902
$
-
$
2,760,538
$
2,804,518
Non-Performing
-
-
35
-
430
32,787
-
33,252
42,772
Total residential mortgage loans $
98,421
$
251,045
$
122,712
$
62,118
$
75,805
$
2,183,689
$
-
$
2,793,790
$
2,847,290
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
3
$
-
$
2,126
$
-
$
2,129
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
31
The

following

tables present

the

amortized

cost

of

consumer

loans

by

portfolio

classes

and

by origination

year

based on

accrual
status as of

June 30, 2023,

the gross charge

-offs for

the six-month period

ended June 30,

2023 by portfolio

classes and by

origination
year, and the amortized cost of consumer

loans by portfolio classes based on accrual status as of December 31, 2022:

As of June 30,

2023
As of
December 31,
2022
Term Loans
Amortized Cost Basis by Origination Year
(1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Region:
Auto loans:
Accrual Status:
Performing $
326,746
$
604,040
$
445,754
$
214,692
$
167,480
$
95,343
$
-
$
1,854,055
$
1,783,782
Non-Performing
199
2,234
2,530
1,341
2,702
2,255
-
11,261
10,596
Total auto loans $
326,945
$
606,274
$
448,284
$
216,033
$
170,182
$
97,598
$
-
$
1,865,316
$
1,794,378
Charge-offs on auto loans $
174
$
3,355
$
2,287
$
886
$
1,205
$
745
$
-
$
8,652
Finance leases:
Accrual Status:
Performing $
159,308
$
270,541
$
172,697
$
76,249
$
66,859
$
42,574
$
-
$
788,228
$
716,585
Non-Performing
-
619
490
525
380
469
-
2,483
1,645
Total finance leases $
159,308
$
271,160
$
173,187
$
76,774
$
67,239
$
43,043
$
-
$
790,711
$
718,230
Charge-offs on finance leases $
11
$
656
$
485
$
228
$
341
$
428
$
-
$
2,149
Personal loans:
Accrual Status:
Performing $
88,877
$
148,554
$
43,113
$
22,164
$
39,809
$
23,410
$
-
$
365,927
$
351,664
Non-Performing
8
713
222
68
220
122
-
1,353
1,248
Total personal loans $
88,885
$
149,267
$
43,335
$
22,232
$
40,029
$
23,532
$
-
$
367,280
$
352,912
Charge-offs on personal loans $
24
$
3,414
$
1,435
$
662
$
1,180
$
834
$
-
$
7,549
Credit cards:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
317,456
$
317,456
$
311,731
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
317,456
$
317,456
$
311,731
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
8,447
$
8,447
Other consumer loans:
Accrual Status:
Performing $
49,470
$
52,078
$
14,386
$
7,261
$
8,060
$
5,348
$
8,932
$
145,535
$
139,116
Non-Performing
40
527
192
50
65
201
81
1,156
1,122
Total other consumer loans $
49,510
$
52,605
$
14,578
$
7,311
$
8,125
$
5,549
$
9,013
$
146,691
$
140,238
Charge-offs on other consumer loans $
89
$
3,530
$
1,262
$
305
$
600
$
235
$
221
$
6,242
Total:
Performing $
624,401
$
1,075,213
$
675,950
$
320,366
$
282,208
$
166,675
$
326,388
$
3,471,201
$
3,302,878
Non-Performing
247
4,093
3,434
1,984
3,367
3,047
81
16,253
14,611
Total consumer loans in Puerto Rico and Virgin
Islands region $
624,648
$
1,079,306
$
679,384
$
322,350
$
285,575
$
169,722
$
326,469
$
3,487,454
$
3,317,489
Charge-offs on total consumer loans $
298
$
10,955
$
5,469
$
2,081
$
3,326
$
2,242
$
8,668
$
33,039
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
32

As of June 30,

2023
As of
December 31,
2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
Auto loans:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
220
$
1,873
$
-
$
2,093
$
3,617
Non-Performing
-
-
-
-
-
50
-
50
76
Total auto loans $
-
$
-
$
-
$
-
$
220
$
1,923
$
-
$
2,143
$
3,693
Charge-offs on auto loans $
-
$
-
$
-
$
-
$
23
$
198
$
-
$
221
Finance leases:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Personal loans:
Accrual Status:
Performing $
244
$
-
$
71
$
4
$
-
$
-
$
-
$
319
$
334
Non-Performing
-
-
-
-
-
-
-
-
-
Total personal loans $
244
$
-
$
71
$
4
$
-
$
-
$
-
$
319
$
334
Charge-offs on personal loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Credit cards:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Other consumer loans:
Accrual Status:
Performing $
-
$
48
$
227
$
455
$
-
$
2,389
$
2,163
$
5,282
$
5,833
Non-Performing
-
-
-
-
-
21
38
59
119
Total other consumer loans $
-
$
48
$
227
$
455
$
-
$
2,410
$
2,201
$
5,341
$
5,952
Charge-offs on other consumer loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Total:
Performing $
244
$
48
$
298
$
459
$
220
$
4,262
$
2,163
$
7,694
$
9,784
Non-Performing
-
-
-
-
-
71
38
109
195
Total consumer loans in Florida region $
244
$
48
$
298
$
459
$
220
$
4,333
$
2,201
$
7,803
$
9,979
Charge-offs on total consumer loans $
-
$
-
$
-
$
-
$
23
$
198
$
-
$
221
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
33

As of June 30,

2023
As of
December 31,
2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
Auto loans:
Accrual Status:
Performing $
326,746
$
604,040
$
445,754
$
214,692
$
167,700
$
97,216
$
-
$
1,856,148
$
1,787,399
Non-Performing
199
2,234
2,530
1,341
2,702
2,305
-
11,311
10,672
Total auto loans $
326,945
$
606,274
$
448,284
$
216,033
$
170,402
$
99,521
$
-
$
1,867,459
$
1,798,071
Charge-offs on auto loans $
174
$
3,355
$
2,287
$
886
$
1,228
$
943
$
-
$
8,873
Finance leases:
Accrual Status:
Performing $
159,308
$
270,541
$
172,697
$
76,249
$
66,859
$
42,574
$
-
$
788,228
$
716,585
Non-Performing
-
619
490
525
380
469
-
2,483
1,645
Total finance leases $
159,308
$
271,160
$
173,187
$
76,774
$
67,239
$
43,043
$
-
$
790,711
$
718,230
Charge-offs on finance leases $
11
$
656
$
485
$
228
$
341
$
428
$
-
$
2,149
Personal loans:
Accrual Status:
Performing $
89,121
$
148,554
$
43,184
$
22,168
$
39,809
$
23,410
$
-
$
366,246
$
351,998
Non-Performing
8
713
222
68
220
122
-
1,353
1,248
Total personal loans $
89,129
$
149,267
$
43,406
$
22,236
$
40,029
$
23,532
$
-
$
367,599
$
353,246
Charge-offs on personal loans $
24
$
3,414
$
1,435
$
662
$
1,180
$
834
$
-
$
7,549
Credit cards:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
317,456
$
317,456
$
311,731
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
317,456
$
317,456
$
311,731
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
8,447
$
8,447
Other consumer loans:
Accrual Status:
Performing $
49,470
$
52,126
$
14,613
$
7,716
$
8,060
$
7,737
$
11,095
$
150,817
$
144,949
Non-Performing
40
527
192
50
65
222
119
1,215
1,241
Total other consumer loans $
49,510
$
52,653
$
14,805
$
7,766
$
8,125
$
7,959
$
11,214
$
152,032
$
146,190
Charge-offs on other consumer loans $
89
$
3,530
$
1,262
$
305
$
600
$
235
$
221
$
6,242
Total:
Performing $
624,645
$
1,075,261
$
676,248
$
320,825
$
282,428
$
170,937
$
328,551
$
3,478,895
$
3,312,662
Non-Performing
247
4,093
3,434
1,984
3,367
3,118
119
16,362
14,806
Total consumer loans $
624,892
$
1,079,354
$
679,682
$
322,809
$
285,795
$
174,055
$
328,670
$
3,495,257
$
3,327,468
Charge-offs on total consumer loans $
298
$
10,955
$
5,469
$
2,081
$
3,349
$
2,440
$
8,668
$
33,260
(1) Excludes accrued interest receivable.
As of June 30, 2023 and December 31, 2022, the balance of revolving loans converted to term loans was
no
t material.
Accrued

interest

receivable

on

loans

totaled

$
52.8

million

as

of

June

30,

2023

($
53.1

million

as

of

December

31,

2022),

was
reported as

part of accrued

interest receivable on

loans and investment

securities in the

consolidated statements

of financial

condition
and is excluded from the estimate of credit losses.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
34
The

following

tables

present

information

about

collateral

dependent

loans

that

were

individually

evaluated

for

purposes

of
determining the ACL as of June 30, 2023 and December 31, 2022
:

As of June 30, 2023
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost

Related
Allowance Amortized Cost
Amortized Cost

Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
31,199
$
2,026
$
-
$
31,199
$
2,026
Commercial loans:
Construction loans
-
-
956
956
-
Commercial mortgage loans
6,590
1,016
52,447
59,037
1,016
C&I loans

2,563
418
10,601
13,164
418
Consumer loans:
Personal loans
-
-
-
-
-
Other consumer loans
173
17
-
173
17
$
40,525
$
3,477
$
64,004
$
104,529
$
3,477

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

June 30,

2023 was
68
%, compared

to
70
% as

of December

31, 2022,

which was
not considered a significant change in the extent to which collateral secured these loans.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
35
Purchases and Sales of Loans
In

the

ordinary

course

of

business,

the

Corporation

enters

into

securitization

transactions

and

whole

loan

sales

with

GNMA

and
GSEs, such

as FNMA

and FHLMC.

During the

first six

months of

2023, loans

pooled into

GNMA MBS

amounted to

approximately
$
66.4

million, compared to

$
79.7

million during the

first six months

of 2022, for

which the Corporation

recognized a net

gain on sale
of

$
1.4

million

and

$
2.3

million,

respectively.

Also, during

the

first

six

months

of 2023,

the

Corporation

sold

approximately

$
22.8
million of performing residential mortgage loans to FNMA, for which the Corporation recognized a net gain on sale of $
0.6

million. In
addition,

during

the

first

six

months

of

2022,

the

Corporation

sold

approximately

$
75.2

million

and

$
3.2

million

of

performing
residential

mortgage

loans

to

FNMA

and

FHLMC,

respectively,

for

which

the

Corporation

recognized

a

net

gain

on

sale

of

$
3.3
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
6.5

million and $
10.4

million, respectively.

During the first

six months of 2023

and 2022, the Corporation

repurchased, pursuant to

the aforementioned repurchase

option, $
1.9
million

and

$
6.2

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

2023

and

2022,

the

Corporation

purchased

C&I

loan

participations

in

the

Florida

region

totaling
$
28.0

million and $
76.4

million, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
36

Loan Portfolio Concentration
The Corporation’s

primary

lending area

is Puerto

Rico. The

Corporation’s

banking subsidiary,

FirstBank, also

lends in

the USVI
and BVI markets

and in the

United States (principally

in the state of

Florida). Of the

total gross loans

held for investment

portfolio of
$
11.7

billion as

of June

30, 2023,

credit risk

concentration

was approximately
79
% in

Puerto Rico,
17
% in

the U.S.,

and
4
% in

the
USVI and BVI.
As

of

June

30,

2023,

the

Corporation

had

$
174.9

million

outstanding

in

loans

extended

to

the

Puerto

Rico

government,

its
municipalities

and

public

corporations,

compared

to

$
169.8

million

as

of

December

31,

2022.

As

of

June

30,

2023,

approximately
$
105.2

million

consisted

of

loans

extended

to

municipalities

in

Puerto

Rico

that

are

general

obligations

supported

by

assigned
property

tax

revenues,

and $
28.1

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

2023 included

$
9.5

million

in
loans granted

to an affiliate

of the

Puerto
Rico Electric
Power Authority

(“PREPA”)

and $
32.1

million in loans

to agencies or

public
corporations of the Puerto Rico government.

In addition, as of

June 30, 2023, the Corporation

had $
81.1

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

30, 2023,

the Corporation

had
$
78.9

million in
loans to

USVI government

public corporations,

compared to

$
38.0

million as

of December

31, 2022.

As of

June 30,

2023, all

loans
were currently performing and up to date on principal and interest payments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
37
Loss Mitigation Program for Borrowers Experiencing

Financial Difficulty
Effective January 1, 2023, the Corporation

adopted ASU 2022-02. For additional information on the adoption,

see Note 1 – Basis of
Presentation and Significant Accounting Policies.
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
The

loan

modifications

granted

to

borrowers

experiencing

financial

difficulty

that

are

associated

with

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

for

a

borrower

experiencing
financial difficulty are disclosed in the tables below.
The

below

disclosures

relate

to

loan

modifications

granted

to

borrowers

experiencing

financial

difficulty

in

which

there

was

a
change

in

the

timing

and/or

amount

of

contractual

cash

flows

in

the

form

of

any

of

the

aforementioned

types

of

modifications,
including

restructurings

that

resulted

in

a

more-than-insignificant

payment

delay.

These

disclosures

exclude

$
1.6

million

and

$
2.5
million in restructured residential

mortgage loans that are

government-guaranteed (e.g.,

FHA/VA

loans) and were modified

during the
quarter and six-month period ended June 30, 2023, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
38

The following tables present the amortized cost basis as of June 30,

2023 of loans modified to borrowers experiencing financial
difficulty during the quarter and six-month period ended

June 30,

2023, by portfolio classes and type of modification granted, and the percentage of these modified loans relative to the total period-end amortized cost basis of receivables in the portfolio class:
Quarter Ended June 30,

2023
Payment Delay Only
Forbearance
Payment
Plan
Trial
Modification
Interest
Rate
Reduction
Term
Extension
Combination of
Interest Rate
Reduction and
Term Extension
Forgiveness
of principal
and/or
interest Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
210
$
-
$
73
$
-
$
-
$
-
$
283
0.01%
Construction loans
-
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
30,170
-
-
30,170
1.30%
C&I loans
-
-
-
-
187
-
-
-
187
0.01%
Consumer loans:
Auto loans
-
-
-
-
82
69
-
678
(1)
829
0.04%
Personal loans
-
-
-
-
41
71
-
-
112
0.03%
Credit cards
-
-
-
486
(2)
-
-
-
-
486
0.15%
Other consumer loans
-
-
-
-
146
40
-
10
(1)
196
0.13%

Total modifications
$
-
$
-
$
210
$
486
$
529
$
30,350
$
-
$
688
$
32,263

Six-Month Period Ended June 30,

2023
Payment Delay Only
Forbearance
Payment
Plan
Trial
Modification
Interest
Rate
Reduction
Term
Extension
Combination of
Interest Rate
Reduction and
Term Extension
Forgiveness
of principal
and/or
interest Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
542
$
-
$
503
$
94
$
-
$
-
$
1,139
0.04%
Construction loans
-
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
30,170
-
-
30,170
1.30%
C&I loans
-
-
-
-
187
-
-
-
187
0.01%
Consumer loans:
Auto loans
-
-
-
-
167
103
-
1,155
(1)
1,425
0.08%
Personal loans
-
-
-
-
68
83
-
-
151
0.04%
Credit cards
-
-
-
732
(2)
-
-
-
-
732
0.23%
Other consumer loans
-
-
-
-
273
99
-
32
(1)
404
0.27%

Total modifications
$
-
$
-
$
542
$
732
$
1,198
$
30,549
$
-
$
1,187
$
34,208
(1) Modification consists of court mandated reduction to 0% interest rate for remaining loan term to borrowers in bankruptcy proceedings unless dismissal occurs.
(2) Modification consists of reduction in interest rate and revocation of revolving line privileges.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
39

The

following

tables

present

by

portfolio

classes

the

financial

effects

of

the

modifications

granted

to

borrowers

experiencing
financial difficulty,

other than those

associated to payment

delay,

during the

quarter and six-month

period ended June

30, 2023.

The
financial effects

of the modifications

associated to

payment delay

were discussed

above, and

as such,

were excluded

from the

tables
below:
Quarter Ended June 30,

2023
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Forgiveness of
Principal and/or
Interest Amount
(In thousands)
Conventional residential mortgage loans
-
%
239
-
% - $
-
Construction loans
-
% -
-
% -
-
Commercial mortgage loans
-
% -
0.25
%
64
-
C&I loans
-
%
72
-
% -
-
Consumer loans:
Auto loans
-
%
27
3.96
%
30
-
Personal loans
-
%
37
5.41
%
26
-
Credit cards
16.26
% -
-
% -
-
Other consumer loans
-
%
28
1.87
%
22
-

Six-Month Period Ended June 30,

2023
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Forgiveness of
Principal and/or
Interest Amount
(In thousands)
Conventional residential mortgage loans
-
%
118
2.40
%
157
$
-
Construction loans
-
% -
-
% -
-
Commercial mortgage loans
-
% -
0.25
%
64
-
C&I loans
-
%
72
-
% -
-
Consumer loans:
Auto loans
-
%
25
3.64
%
30
-
Personal loans
-
%
34
5.11
%
24
-
Credit cards
16.15
% -
-
% -
-
Other consumer loans
-
%
27
1.92
%
24
-

The following table presents by portfolio classes the performance of loans modified during the six-month period ended June 30,

2023 that were granted to borrowers experiencing financial difficulty:
Six-Month Period Ended June 30,

2023
30-59 60-89 90+
Total
Delinquency Current Total
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
-
$
-
$
1,139
$
1,139
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
30,170
30,170
C&I loans
-
-
-
-
187
187
Consumer loans:
Auto loans
10
-
-
10
1,415
1,425
Personal loans
-
-
-
-
151
151
Credit cards
40
40
-
80
652
732
Other consumer loans
22
-
-
22
382
404

Total modifications
$
72
$
40
$
-
$
112
$
34,096
$
34,208
There

were
no

loans

modified

to

borrowers

experiencing

financial

difficulty

on

or

after

January

1,

2023,

which

had

a

payment
default (failure by

the borrower to make

payments of either principal,

interest, or both for

a period of 90

days or more) during

the six-
month period ended June 30, 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
40
NOTE 4 – ALLOWANCE

FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following tables present the activity in the ACL on loans and finance leases by portfolio segment for the indicated periods:
Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Commercial &
Industrial Loans Consumer Loans Total
Quarter Ended June 30, 2023
(In thousands)
ACL:
Beginning balance $
64,403
$
3,231
$
36,460
$
31,235
$
130,238
$
265,567
Provision for credit losses - (benefit) expense
(3,500)
1,202
5,999
2,997
14,072
20,770
Charge-offs

(1,146)
(38)
(88)
(6,350)
(16,462)
(24,084)
Recoveries
757
409
56
132
3,451
4,805
Ending balance $
60,514
$
4,804
$
42,427
$
28,014
$
131,299
$
267,058

Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Commercial &
Industrial Loans Consumer Loans Total
Six-Month Period Ended June 30,

2023
(In thousands)
ACL:
Beginning balance $
62,760
$
2,308
$
35,064
$
32,906
$
127,426
$
260,464
Impact of adoption of ASU 2022-02
2,056
-
-
7
53
2,116
Provision for credit losses - (benefit) expense
(3,427)
2,062
7,245
1,347
29,799
37,026
Charge-offs

(2,129)
(38)
(106)
(6,468)
(33,260)
(42,001)
Recoveries
1,254
472
224
222
7,281
9,453
Ending balance $
60,514
$
4,804
$
42,427
$
28,014
$
131,299
$
267,058

Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Commercial &
Industrial Loans Consumer Loans Total
Quarter Ended June 30,

2022
(In thousands)
ACL:
Beginning balance $
68,820
$
1,842
$
30,138
$
36,784
$
107,863
$
245,447
Provision for credit losses - (benefit) expense
(2,797)
151
1,265
(1,102)
15,148
12,665
Charge-offs

(2,079)
(16)
(2)
(68)
(10,427)
(12,592)
Recoveries
1,287
43
1,218
589
3,495
6,632
Ending balance $
65,231
$
2,020
$
32,619
$
36,203
$
116,079
$
252,152

Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Commercial &
Industrial Loans Consumer Loans Total
Six-Month Period Ended June 30,

2022
(In thousands)
ACL:
Beginning balance $
74,837
$
4,048
$
52,771
$
34,284
$
103,090
$
269,030
Provision for credit losses - (benefit) expense
(7,668)
(2,063)
(21,375)
653
26,129
(4,324)
Charge-offs

(4,607)
(60)
(39)
(358)
(20,243)
(25,307)
Recoveries
2,669
95
1,262
1,624
7,103
12,753
Ending balance $
65,231
$
2,020
$
32,619
$
36,203
$
116,079
$
252,152

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
41
The

Corporation

estimates

the

ACL

following

the

methodologies

described

in

Note

1

–

Nature

of

Business

and

Summary

of
Significant Accounting

Policies, to

the audited

consolidated financial

statements included

in the

2022 Annual

Report on

Form 10-K,
for each portfolio segment.
The Corporation applies

probability weights to

the baseline and

alternative downside economic

scenarios to estimate

the ACL with
the baseline scenario carrying

the highest weight. During

the second quarter of 2023,

the Corporation applied the

baseline scenario for
the commercial

mortgage and

construction loan

portfolios as

deterioration in

the CRE

price index

in these

portfolios is

expected at

a
lower extent

than projected

in the

alternative downside

scenario, particularly

in the Puerto

Rico region.

The economic

scenarios used
in

the

ACL

determination

contained

assumptions

related

to

economic

uncertainties

associated

with

geopolitical

instability,

the
commercial

real estate

price index

(“CRE price

index”), high

inflation levels,

and the

expected path

of interest

rate increases

by the
FED.

As of June

30, 2023, the

ACL for loans

and finance

leases was $
267.1

million, an increase

of $
6.6

million, from $
260.5

million as
of December 31, 2022. The ACL for

commercial and construction loans increased

by $
5.0

million, mainly due to a deterioration

in the
forecasted CRE price

index to account for

an increased uncertainty

in the CRE market

at a national level

that could potentially impact
the

markets

served

by

the

Corporation

coupled

with

the

growth

in

the

commercial

and

construction

loan

portfolios.

The

ACL

for
consumer loans increased by $
3.9

million, primarily reflecting the effect

of the increase in the size of

the consumer loan portfolios and
historical

charge-off

levels,
partially

offset

by

updated

macroeconomic

variables,

such

as

the

unemployment

rate,

which

are

now
forecasted to deteriorate at a slower pace than previously

expected. The ACL for residential mortgage loans

decreased by $
2.3

million,
mainly

driven

by

a

more

favorable

economic

outlook

in

the

projection

of

certain

forecasted

macroeconomic

variables,

such

as

the
Regional Home

Price Index,

partially offset

by a

$
2.1

million cumulative

increase in

the ACL,

due to

the adoption

of ASU 2022-02,
for which

the Corporation

elected to

discontinue the

use of

a discounted

cash flow

methodology for

restructured accruing

loans. See
Note 1
– Basis of Presentation

and Significant Accounting

Policies for additional

information related to

the adoption of ASU

2022-02
during 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
42

The tables below

present the ACL

related to loans

and finance leases

and the carrying

values of loans

by portfolio segment

as of
June 30,

2023 and December 31, 2022:
As of June 30,

2023
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
Commercial and
Industrial Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,793,790
$
163,998
$
2,320,069
$
2,946,201
$
3,495,257
$
11,719,315

Allowance for credit losses
60,514
4,804
42,427
28,014
131,299
267,058

Allowance for credit losses to

amortized cost
2.17
%
2.93
%
1.83
%
0.95
%
3.76
%
2.28
%

As of December 31, 2022
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
Commercial and
Industrial Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,847,290
$
132,953
$
2,358,851
$
2,886,263
$
3,327,468
$
11,552,825

Allowance for credit losses
62,760
2,308
35,064
32,906
127,426
260,464

Allowance for credit losses to

amortized cost
2.20
%
1.74
%
1.49
%
1.14
%
3.83
%
2.25
%
In

addition,

the

Corporation

estimates

expected

credit

losses

over

the

contractual

period

in

which

the

Corporation

is

exposed

to
credit

risk

via

a

contractual

obligation

to

extend

credit,

such

as

unfunded

loan

commitments

and

standby

letters

of

credit

for
commercial and construction

loans, unless the

obligation is unconditionally

cancellable by the Corporation.

See Note 22 –

Regulatory
Matters,

Commitments,

and

Contingencies

for

information

on

off-balance

sheet

exposures

as

of

June

30,

2023

and

December

31,
2022.

The

Corporation

estimates

the

ACL

for

these

off-balance

sheet

exposures

following

the

methodology

described

in

Note

1

–
Nature of Business and Summary of Accounting Policies,

to the audited consolidated financial statements included in the

2022 Annual
Report

on

Form

10-K.

As

of

June

30,

2023,

the

ACL

for

off-balance

sheet

credit

exposures

increased

to

$
4.9

million,

from

$
4.3
million as of December 31,

2022, driven by the deterioration

in the forecasted CRE price

index and its effect

in construction unfunded
loan commitments.
The following

table presents

the activity

in the

ACL for

unfunded loan

commitments and

standby letters

of credit

for the

quarters
and six-month periods ended June 30, 2023 and 2022:

Quarter Ended Six-Month Period Ended
June 30,

June 30,

2023 2022 2023 2022
(In thousands)
Beginning Balance $
4,168
$
1,359
$
4,273
$
1,537
Provision for credit losses - expense

721
812
616
634
Ending balance $
4,889
$
2,171
$
4,889
$
2,171

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
43
NOTE 5 –
OTHER REAL ESTATE

OWNED

The following table presents the OREO inventory as of the indicated dates:
June 30, 2023 December 31, 2022
(In thousands)
OREO balances, carrying value:
Residential
(1)
$
23,621
$
24,025
Construction
1,892
1,764
Commercial
6,058
5,852
Total $
31,571
$
31,641
(1) Excludes $
20.9

million and $
23.5

million as

of June 30,

2023 and December

31, 2022, respectively,

of foreclosures that

met the

conditions of ASC

Subtopic 310-40

“Reclassification of
Residential Real

Estate Collateralized

Consumer Mortgage

Loans upon

Foreclosure,” and

are presented

as a

receivable as

part of

other assets

in the

consolidated statements

of financial
condition.
See Note

18 -

Fair Value

for information

on write-downs

recorded on

OREO properties

during the

quarters and

six-month periods
ended June 30, 2023 and 2022.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
44
NOTE 6 – GOODWILL AND OTHER INTANGIBLES

Goodwill
Goodwill

as of

each

of

June 30,

2023

and

December

31,

2022

amounted

to

$
38.6

million.
The Corporation’s policy is to assess
goodwill and other intangibles for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe that the values of goodwill or other intangibles may be impaired. During the fourth quarter of 2022, management performed a qualitative analysis over the carrying amount of each relevant reporting units’ goodwill and concluded that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying value. This assessment involved identifying the inputs and assumptions that most affect fair value, including evaluating significant and relevant events impacting each reporting entity, and evaluating such factors to determine if a positive assertion can be made that it is more-likely-
than-not that the fair value of the reporting units exceeded their carrying amount. As of December 31, 2022, the Corporation concluded that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying value. The Corporation determined that there have been no significant events since the last annual assessment that could indicate potential goodwill impairment on reporting units for which the goodwill is allocated. As a result, no impairment charges for goodwill were recorded during the first six months of 2023.
There were
no

changes in the carrying amount of goodwill during the quarter and six-month period ended June 30, 2022.
Other Intangible Assets
The

following

table

presents

the

gross

amount

and

accumulated

amortization

of

the

Corporation’s

intangible

assets

subject

to
amortization as of the indicated dates:

As of As of
June 30,

December 31,
2023

2022

(Dollars in thousands)
Core deposit intangible:
Gross amount $
87,544
$
87,544
Accumulated amortization
(70,469)
(66,644)
Net carrying amount $
17,075
$
20,900
Remaining amortization period (in years)
6.5
7.0
Purchased credit card relationship intangible:
Gross amount $
3,800
$
3,800
Accumulated amortization
(3,783)
(3,595)
Net carrying amount $
17
$
205
Remaining amortization period (in years)
0.2
0.7
Insurance customer relationship intangible:
Gross amount $
-
$
1,067
Accumulated amortization
-
(1,054)
Net carrying amount $
-
$
13
Remaining amortization period (in years) -
0.1

During

the

quarter

and

six-month

period

ended

June

30,

2023,

the

Corporation

recognized

$
2.0

million

and

$
4.0

million,
respectively,

in amortization

expense

on its

other intangibles

subject to

amortization,

compared to

$
2.2

million

and $
4.5

million for
the same periods in 2022, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
45

The Corporation amortizes core deposit intangibles and customer relationship intangible based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of the customer relationship intangible. As mentioned above, the Corporation analyzes core deposit intangibles and the customer relationship intangible annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may suggest impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles or the customer relationship intangible as of June 30, 2023.
The estimated

aggregate annual

amortization expense

related to the

intangible assets

subject to amortization

for future periods

was
as follows as of June 30, 2023:

(In thousands)
Remaining 2023 $
3,710
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

Upon the discontinuance of

LIBOR after June 30, 2023,
and

following

the

provisions

of

the

LIBOR

Act

and

Regulation

ZZ,

the

interest

rate

on

the

TRuPs

will

transition

during

the

third
quarter of

2023 from
3-month LIBOR

plus a

spread to

3-month CME

Term

SOFR plus

a tenor

spread adjustment

of
0.26161
%.
The
Junior Subordinated Deferrable Debentures mature on June 17, 2034, and September 20, 2034, respectively; however, under certain circumstances, the maturity of Junior Subordinated Deferrable Debentures may be shortened (such shortening would result in a mandatory redemption of the variable-rate TRuPs).

During the second quarter of 2023, the Corporation

completed the repurchase of $
21.4

million of TRuPs of FBP Statutory Trust I as
part

of

a

privately-negotiated

transaction

with

investors,

resulting

in

a

commensurate

reduction

in

the

related

floating

rate

junior
subordinated

debentures.

The

purchase

price

paid

by

the

Corporation

equated

to
92.5
%

of

the

$
21.4

million

par

value.

The
7.5
%
discount resulted

in a

gain of

approximately

$
1.6

million, which

is reflected

in the

consolidated statements

of income

as a

“Gain on
early

extinguishment

of

debt.”

As

of

June

30,

2023

and

December

31,

2022,

these

Junior

Subordinated

Deferrable

Debentures
amounted to $
161.7

million and $
183.8

million, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
46
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

As

mentioned

above,

upon

the
discontinuance of LIBOR

after June 30,

2023, and following

the provisions of

the LIBOR Act and

Regulation ZZ, the

interest rate on
these private

label MBS

will transition

during

the third

quarter of

2023 from

3-month LIBOR

plus a

spread to

3-month CME

Term
SOFR plus

a tenor

spread adjustment

of
0.26161
% and

the original

spread limited

to the

weighted-average coupon

of the

underlying
collateral. The

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

30, 2023, the amortized cost and fair

value of these private label MBS

amounted to $
7.5

million and
$
5.2

million,

respectively,

with

a

weighted

average

yield

of
7.6
%,

which

is included

as part

of

the

Corporation’s

available-for-sale
debt securities portfolio. As described in Note 2 – Debt

Securities, the ACL on these private label MBS amounted to

$
0.1

million as of
June 30, 2023.
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
The changes in MSRs are shown below for the indicated periods:

Quarter Ended June 30,

Six-Month Period Ended June 30,

2023 2022 2023 2022
(In thousands)
Balance at beginning of period $
28,431
$
30,753
$
29,037
$
30,986
Capitalization of servicing assets
706
828
1,238
1,958
Amortization
(1,102)
(1,273)
(2,230)
(2,603)
Recoveries
1
9
5
64
Other
(1)
(2)
(40)
(16)
(128)
Balance at end of period $
28,034
$
30,277
$
28,034
$
30,277
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
47
Changes in the impairment allowance were as follows for the indicated periods:

Quarter Ended June 30,
Six-Month Period Ended June 30,

2023 2022 2023 2022
(In thousands)
Balance at beginning of period $
8
$
23
$
12
$
78
Recoveries
(1)
(9)
(5)
(64)

Balance at end of period
$
7
$
14
$
7
$
14
The components

of net servicing

income, included as

part of mortgage

banking activities in

the consolidated statements

of income,
are shown below for the indicated periods:

Quarter Ended June 30,

Six-Month Period Ended June 30,

2023 2022 2023 2022
(In thousands)
Servicing fees $
2,660
$
2,821
$
5,378
$
5,640
Late charges and prepayment penalties
211
219
410
413
Adjustment for loans repurchased
(2)
(40)
(16)
(128)

Servicing income, gross
2,869
3,000
5,772
5,925
Amortization and impairment of servicing assets
(1,101)
(1,264)
(2,225)
(2,539)

Servicing income, net
$
1,768
$
1,736
$
3,547
$
3,386
The Corporation’s

MSRs are subject

to prepayment

and interest rate

risks. Key economic

assumptions used

in determining

the fair
value at the time of sale of the related mortgages for the indicated periods ranged as follows:

Weighted Average Maximum Minimum
Six-Month Period Ended June 30,

2023
Constant prepayment rate:

Government-guaranteed mortgage loans
6.7
%
11.6
%
4.8
%

Conventional conforming mortgage loans
7.4
%
16.0
%
3.8
%

Conventional non-conforming mortgage loans
5.9
%
9.0
%
2.1
%
Discount rate:

Government-guaranteed mortgage loans
11.5
%
11.5
%
11.5
%

Conventional conforming mortgage loans
9.5
%
9.5
%
9.5
%

Conventional non-conforming mortgage loans
12.9
%
14.0
%
11.5
%
Six-Month Period Ended June 30,

2022
Constant prepayment rate:

Government-guaranteed mortgage loans
6.7
%
18.3
%
4.8
%

Conventional conforming mortgage loans
6.6
%
18.4
%
3.4
%

Conventional non-conforming mortgage loans
6.3
%
21.9
%
4.5
%
Discount rate:

Government-guaranteed mortgage loans
11.9
%
12.0
%
11.5
%

Conventional conforming mortgage loans
9.9
%
10.0
%
9.5
%

Conventional non-conforming mortgage loans
12.4
%
14.5
%
11.5
%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
48
The weighted

averages of the

key economic

assumptions that the

Corporation used

in its valuation

model and the

sensitivity of the
current

fair

value

to

immediate
10
%

and
20
%

adverse

changes

in

those

assumptions

for

mortgage

loans

as

of

June

30,

2023

and
December 31, 2022 were as follows:

June 30,

December 31,
2023 2022
(In thousands)
Carrying amount of servicing assets $
28,034
$
29,037
Fair value $
44,420
$
44,710
Weighted-average

expected life (in years)
7.79
7.80
Constant prepayment rate (weighted-average annual

rate)
6.28
%
6.40
%

Decrease in fair value due to 10% adverse change
$
1,025
$
1,048

Decrease in fair value due to 20% adverse change
$
2,008
$
2,054
Discount rate (weighted-average annual rate)
10.71
%
10.69
%

Decrease in fair value due to 10% adverse change
$
1,902
$
1,925

Decrease in fair value due to 20% adverse change
$
3,660
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
49
NOTE 8 – DEPOSITS

The following table summarizes deposit balances as of the indicated dates:
June 30, 2023 December 31, 2022
(In thousands)
Type of account and interest rate:
Non-interest-bearing deposit accounts $
5,874,261
$
6,112,884
Interest-bearing saving accounts
3,642,728
3,902,888
Interest-bearing checking accounts
4,258,871
3,770,993
Certificates of deposit (“CDs”)
2,680,250
2,250,876
Brokered CDs
363,582
105,826

Total
$
16,819,692
$
16,143,467

The following table presents the contractual maturities of CDs, including brokered CDs, as of June 30,

2023:
Total

(In thousands)
Three months or less $
685,606
Over three months to six months
511,428
Over six months to one year
752,768
Over one year to two years

783,288
Over two years to three years

139,807
Over three years to four years

41,543
Over four years to five years

122,471
Over five years
6,921

Total
$
3,043,832

The following were the components of interest expense on deposits for the indicated periods:
Quarter Ended June 30,

Six-Month Period Ended June 30,

2023 2022 2023 2022
(In thousands)
Interest expense on deposits $
41,553
$
7,757
$
71,477
$
15,574
Accretion of premiums from
acquisitions
(33)
(92)
(116)
(292)
Amortization of broker placement fees
84
29
128
64

Total
$
41,604
$
7,694
$
71,489
$
15,346
Total

U.S. time

deposits with

balances

of more

than $250,000

amounted

to $
1.3

billion and

$
1.0

billion

as of

June 30,

2023

and
December 31,

2022, respectively.

This amount does

not include brokered

CDs that are

generally participated

out by brokers

in shares
of less

than the

FDIC insurance

limit. As

of June

30, 2023

and December

31, 2022,

unamortized broker

placement fees

amounted to
$
0.4

million and

$
0.3

million, respectively,

which are

amortized over

the contractual

maturity of

the brokered

CDs under

the interest
method.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
50
NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO

REPURCHASE (REPURCHASE AGREEMENTS)

Repurchase agreements as of the indicated dates consisted of the following:

June 30, 2023 December 31, 2022
(In thousands)
Short-term Fixed-rate repurchase agreements
(1)
$
73,934
$
75,133
(1)
Weighted-average interest rate

of
5.35
% and
4.55
% as of June 30, 2023 and December 31, 2022, respectively.
Repurchase agreements mature as follows as of the indicated date:

June 30,

2023
(In thousands)
Within one month
$
23,934
Over one month to three months $
50,000

Total
$
73,934
As of

June 30,

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

As of June 30, 2023 and December

31, 2022, repurchase agreements
were fully collateralized and not offset in the consolidated statements of financial condition.
Repurchase agreements as of June 30, 2023, grouped by counterparty,

were as follows:

Weighted-Average
Counterparty Amount Maturity (In Months)
(Dollars in thousands)
JP Morgan Chase
$
73,934
1

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
51
NOTE 10 – ADVANCES

FROM THE FEDERAL HOME LOAN BANK (“FHLB
”)

The following is a summary of the advances from the FHLB as of the indicated dates:
June 30, 2023 December 31, 2022
(In thousands)
Short-term
Fixed
-rate advances from the FHLB
(1)
$
-
$
475,000
Long-term
Fixed
-rate advances from the FHLB
(2)
500,000
200,000
$
500,000
$
675,000
(1) Weighted-average interest rate of
4.56
% as of December 31, 2022.
(2) Weighted-average interest rate of
4.45
% and
4.25
% as of June 30,

2023 and December 31, 2022, respectively.

Advances from the FHLB mature as follows as of the indicated date:
June 30, 2023
(In thousands)
Over one to five years $
500,000
During

the

six-month

period

ended

June

30,

2023,

the

Corporation

added

$
300.0

million

of

long-term

FHLB

advances

at

an
average cost of
4.59
%, and repaid its short-term FHLB advances.
NOTE 11 – OTHER LONG-TERM

BORROWINGS
Junior Subordinated Debentures
Junior subordinated debentures, as of the indicated dates, consisted of:

June 30,

December 31,
(In thousands)
2023 2022
Floating rate junior subordinated debentures (FBP Statutory Trust

I)
(1) (3)
$
43,143
$
65,205
Floating rate junior subordinated debentures (FBP Statutory Trust

II)
(2) (3)
118,557
118,557
$
161,700
$
183,762
(1)
Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of
2.75
% over
3-month LIBOR

(
8.26
% as of June 30, 2023 and
7.49
% as of
December 31, 2022).
(2)
Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of
2.50
% over
3-month LIBOR

(
8.01
% as of June 30,

2023 and
7.25
% as of
December 31, 2022).
(3)
See Note 7 - Non-Consolidated Variable

Interest Entities

(“VIEs”) and Servicing Assets, for additional information on the nature and terms of these debentures, the LIBOR transition of
these contracts, and the Corporation’s repurchase

in the second quarter of 2023 of $
21.4

million in TRuPs associated with FBP Statutory Trust

I.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
52
NOTE 12 – EARNINGS PER COMMON . SHARE

The calculations of earnings per common share for the quarters and six-month periods ended June 30,

2023 and 2022 are as follows:
Quarter Ended June 30,

Six-Month Period Ended June 30,

2023 2022 2023 2022
(In thousands, except per share information)
Net income attributable to common stockholders $
70,655
$
74,695
$
141,353
$
157,295
Weighted-Average

Shares:

Average common

shares outstanding
178,926
194,405
179,567
196,257

Average potential

dilutive common shares

351
961
686
1,184

Average common

shares outstanding - assuming dilution
179,277
195,366
180,253
197,441
Earnings per common share:
Basic

$
0.39
$
0.38
$
0.79
$
0.80
Diluted

$
0.39
$
0.38
$
0.78
$
0.80
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
Potential dilutive

common

shares consist

of unvested

shares of

restricted

stock and

performance

units (if

any

of the

performance
conditions

are

met

as of

the end

of

the reporting

period),

that

do

not contain

non-forfeitable

dividend

or dividend

equivalent

rights
using the

treasury stock

method. This

method assumes

that proceeds

equal to

the amount

of compensation

cost attributable

to future
services

is

used

to

repurchase

shares

on

the

open

market

at

the

average

market

price

for

the

period.

The

difference

between

the
number

of

potential

dilutive

shares

issued

and

the

shares

purchased

is

added

as

incremental

shares

to

the

actual

number

of

shares
outstanding

to

compute

diluted

earnings

per

share.

Unvested

shares

of

restricted

stock

outstanding

during

the

period

that

result

in
lower potentially

dilutive shares issued

than shares purchased

under the

treasury stock method

are not included

in the computation

of
dilutive

earnings

per

share

since

their

inclusion

would

have an

antidilutive

effect

on

earnings

per

share.

There

were
no

antidilutive
shares of common stock during the quarters and six-month periods ended June 30, 2023 and 2022.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
53
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

2023,

there

were
3,174,889

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

the six-month

period ended

June 30,

2023

in
connection with restricted stock awards, which were reissued from treasury shares.

The following table summarizes the restricted stock activity under the Omnibus

Plan during the six-month periods ended June 30,

2023 and 2022:
Six-Month Period Ended Six-Month Period Ended
June 30,

2023
June 30,

2022
Number of Weighted- Number of Weighted-
shares of Average shares of Average
restricted Grant Date restricted Grant Date
stock

Fair Value
stock

Fair Value
Unvested shares outstanding at beginning of year
938,491
$
9.14
1,148,775
$
6.61
Granted
(1)
495,891
11.99
301,440
13.15
Forfeited
(57,491)
11.29
(10,364)
8.82
Vested
(481,536)
5.93
(487,198)
5.72
Unvested shares outstanding at end of period
895,355
$
12.31
952,653
$
9.11
(1) Includes for the six-month period ended June 30, 2023,
3,502

shares of restricted stock awarded to independent directors and
492,389

shares of restricted stock awarded to employees, of
which
33,718

shares were granted to retirement-eligible employees and

thus charged to earnings as of the grant date. Includes

for the six-month period ended June 30, 2022,
3,048

shares
of restricted stock awarded to independent directors and
298,392

shares of restricted stock awarded to employees, of which
6,084

shares were granted to retirement-eligible employees
and thus charged to earnings as of the grant date.
For the quarter and

six month-periods ended June

30, 2023, the Corporation

recognized $
1.4

million and $
3.0

million, respectively,
of

stock-based

compensation

expense

related

to

restricted

stock

awards,

compared

to

$
0.9

million

and

$
1.8

million

for

the

same
periods in 2022, respectively.

As of June 30, 2023,

there was $
6.4

million of total unrecognized

compensation cost related to

unvested
shares of restricted stock that the Corporation expects to recognize over a weighted average period of
1.9

years.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
54
Performance Units
Under the Omnibus Plan, the Corporation may award

performance units to participants, with each unit representing the value of one
share

of

the

Corporation’s

common

stock.
These awards, which are granted to executives, do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock.

On March 16, 2023, the Corporation granted 216,876 performance units to executives. Performance units granted on or after March
16, 2023 will vest on the third anniversary of the effective date of the award based on actual achievement of two performance metrics weighted equally: relative total shareholder return (“Relative TSR”), compared to companies that comprise the KBW Nasdaq
Regional Banking Index, and the achievement of a tangible book value per share (“TBVPS”) goal, which is measured based upon the growth in the tangible book value during the performance cycle, adjusted for certain allowable non-recurring transactions. The participant may earn 50% of their target opportunity for threshold-level performance and up to 150% of their target opportunity for maximum-level performance, based on the achievement of the performance goals during a three-year performance cycle. Amounts between threshold, target and maximum performance will vest in a proportional amount. Performance units granted prior to March 16,
2023 vest subject only to achievement of a TBVPS goal and the participant may earn only up to 100% of their target opportunity.

The following

table summarizes

the performance

units activity

under the

Omnibus Plan

during

the six-month

periods ended

June
30, 2023 and 2022:

Six-Month Period Ended Six-Month Period Ended
June 30,

2023
June 30,

2022
Number

Weighted -
Number

Weighted -
of Average of Average
Performance Grant Date Performance Grant Date
Units Fair Value Units Fair Value
Performance units at beginning of year
791,923
7.36
814,899
7.06
Additions
(1)
216,876
12.24
166,669
13.15
Vested
(2)
(474,538)
4.08
(189,645)
11.16
Performance units at end of period
534,261
12.25
791,923
7.36
(1)
Units granted during the six-month periods ended June

30,

2023 are subject to the achievement of the Relative TSR and TBVPS performance goals during a three-year performance cycle
beginning January 1, 2023 and ending on December 31, 2025.

Units granted during the six-month period ended June 30,

2022 are subject to the achievement of the TBVPS performance goal during a three-year performance cycle beginning January 1,

2022 and ending on December 31, 2024.
(2)
Units vested during the six-month period ended June 30,

2023 are related to performance units granted in 2020 that met certain pre-established targets and were settled with shares of
common stock reissued from treasury shares. Units

vested during the six-month period ended June 30,

2022 are related to performance units granted in 2019 that met certain pre-
established targets and were settled with shares

of common stock reissued from treasury shares.
The fair value of the performance units awarded during the six-month periods ended June 30, 2023 and 2022, that was based on the
TBVPS goal component, was calculated based on the market price of the Corporation’s common stock on the respective date of the grant and assuming attainment of 100% of target opportunity. As of June 30, 2023, there have been no changes in management’s assessment of the probability that the pre-established TBVPS goal will be achieved; as such, no cumulative adjustment to compensation expense has been recognized. The fair value of the performance units awarded during the six-month period ended June
30, 2023, that was based on the Relative TSR component, was calculated using a Monte Carlo simulation. Since the Relative TSR component is considered a market condition, the fair value of the portion of the award based on Relative TSR is not revised subsequent to grant date based on actual performance.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
55
The following

table summarizes

the valuation

assumptions used

to calculate

the fair

value of

the Relative

TSR component

of the
performance units granted under the Omnibus Plan during the six-month period ended June 30, 2023:

Six-Month Period Ended
June 30,

2023
Risk-free interest rate
(1)
3.98
%
Correlation coefficient
77.16
Expected dividend yield
(2)
-
Expected volatility
(3)
41.37
Expected life (in years)
2.79
(1)
Based on the yield on zero-coupon U.S. Treasury

STRIPS as of the grant date.
(2) Assumes that dividends are reinvested at each ex-dividend date.
(3)
Calculated based on the historical volatility of the Corporation's stock price with a look-back period equal to the simulation

term using daily stock prices.
For the

quarter

and

six-month

periods

ended

June 30,

2023 and

2022,

the Corporation

recognized

$
0.5

million

and

$
1.0

million,
respectively,

of

stock-based

compensation

expense

related

to

performance

units,

compared

to

$
0.5

million

and

$
0.8

million

for

the
same periods

in 2022,

respectively.

As of

June 30,

2023,

there was

$
4.1

million

of total

unrecognized

compensation cost

related

to
unvested performance units that the Corporation expects to recognize over a weighted average period of
2.2

years.

Shares withheld
During

the first

six

months

of 2023,

the Corporation

withheld
287,835

shares (first

six

months

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
56
NOTE 14 –

STOCKHOLDERS’

EQUITY
Stock Repurchase Programs
On April

27, 2022,

the Corporation

announced that

its Board

approved a

stock repurchase

program

that provides

authorization

to
repurchase

up

to

$
350

million

of

its

outstanding

common

stock,

which

commenced

in

the

second

quarter

of

2022.

As

of

June

30,
2023, the

Corporation had

remaining authorization

to repurchase

approximately $
75

million of

common stock.

Furthermore, on

July
24,

2023,

the

Corporation

announced

that

its

Board

of

Directors

approved

a

new

stock

repurchase

program,

under

which

the
Corporation may

repurchase up

to $
225

million of

its outstanding

common stock,

which it

expects to

execute through

the end

of the
third quarter

of 2024.

The Corporation

expects to

repurchase approximately

$
150

million in

common stock

during the

second half

of
2023,

of which

$
75

million

relates to

the remaining

amount of

the aforementioned

$
350

million

stock repurchase

program

that was
resumed in July 2023.
Repurchases under

the programs

may be

executed through

open market

purchases, accelerated

share repurchases,

and/or privately
negotiated transactions or

plans, including under plans

complying with Rule 10b5-1

under the Exchange Act.

The Corporation’s

stock
repurchase program

s

are subject

to various

factors, including

the Corporation’s

capital position,

liquidity,

financial performance

and
alternative

uses of

capital,

stock

trading

price,

and

general

market

conditions.

The

Corporation’s

stock

repurchase

programs

do

not
obligate

it

to

acquire

any

specific

number

of

shares

and

do

not

have

an

expiration

date.

The

stock

repurchase

programs

may

be
modified, suspended, or terminated at any time at the Corporation’s discretion. The Parent Company has no operations and depends on dividends,

distributions

and

other

payments

from

its

subsidiaries

to

fund

dividend

payments,

stock

repurchases,

and

to

fund

all
payments on its obligations, including debt obligations.
Common Stock

The following table shows the change in shares of common stock outstanding for the six-month periods ended June 30,

2023 and
2022:
Total

Number of Shares
Six-Month Period Ended June 30,

2023 2022
Common stock outstanding, beginning balance
182,709,059
201,826,505
Common stock repurchased
(1)(2)
(3,865,375)
(10,680,890)
Common stock reissued under stock-based compensation plan
970,429
491,085
Restricted stock forfeited
(57,491)
(10,364)
Common stock outstanding, ending balances
179,756,622
191,626,336

(1)
For the six-month periods

ended June 30,

2023 includes
3,577,540

shares of common stock

repurchased in the

open market during the

first quarter of 2023

at an average

price of $
13.98
for a

total

purchase

price

of $
50

million

under

the

$
350

million

stock

repurchase

program

announced

on

April

27,

2022.

For the

six-month

period

ended

June

30,

2022

included
7,069,263

shares of common stock repurchased

in the open market at an

average price of $
14.15

per share for a total purchase

price of approximately $
100

million under the $
350

million
stock repurchase

program and
3,409,697

shares of

common stock

repurchased in

the open

market at

an average

price of

$
14.66

for a

total purchase

price of

approximately $
50

million
under a prior publicly-announced $
300

million stock repurchase program which was completed during

the first quarter of 2022.

(2)
For the six-month periods ended June 30,

2023 and 2022 also includes
287,835

and
201,930

shares, respectively, of common

stock surrendered to cover officers’ payroll and

income
taxes.
For the

quarter and

six-month period

ended June

30, 2023,

total cash

dividends declared

on shares

of common

stock amounted

to
$
25.3

million

and

$
50.7

million,

respectively,

compared

to

$
23.4

million

and

$
43.3

million,

respectively,

for

the

same

periods

of
2022. On
July 24, 2023
, the Corporation

announced that its

Board had declared

a quarterly cash

dividend of $
0.14

per common share
payable

on
September 8, 2023

to

shareholders

of

record

at

the

close

of

business

on
August 24, 2023
.

The

Corporation

intends

to
continue

to

pay

quarterly

dividends

on

common

stock.

However,

the

Corporation’s

common

stock

dividends,

including

the
declaration,

timing,

and

amount,

remain

subject

to

consideration

and

approval

by

the

Corporation’s

Board

Directors

at

the

relevant
times.
Preferred Stock
The Corporation

has
50,000,000

authorized shares of

preferred stock with

a par value

of $
1.00
, subject to

certain terms. This

stock
may be issued

in series and

the shares of

each series have

such rights and

preferences as are

fixed by the

Board when authorizing

the
issuance of

that particular

series and

are redeemable

at the Corporation’s

option.
No

shares of preferred

stock were

outstanding as

of
June 30, 2023 and December 31, 2022.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
57
Treasury Stock

The following table shows the change in shares of treasury stock for the six-month periods ended June 30,

2023 and 2022.
Total

Number of Shares
Six-Month Period Ended June 30,

2023 2022
Treasury stock, beginning balance
40,954,057
21,836,611
Common stock repurchased
3,865,375
10,680,890
Common stock reissued under stock-based compensation plan
(970,429)
(491,085)
Restricted stock forfeited
57,491
10,364
Treasury stock, ending balances
43,906,494
32,036,780
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

FirstBank’s

legal surplus

reserve, included

as part

of
retained earnings

in the

Corporation’s

consolidated statements

of financial

condition, amounted

to $
168.5

million as

of each

June 30,
2023 and December 31, 2022. There were
no

transfers to the legal surplus reserve during the first half of 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
58
NOTE 15 – ACCUMULATED

OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss for the quarters and six-month periods ended
June 30, 2023 and 2022:

Changes in Accumulated Other Comprehensive

Loss by Component
(1)
Quarter ended June 30,

Six-Month Period Ended June 30,

2023 2022 2023 2022
(In thousands)
Unrealized net holding losses on available-for-sale

debt securities:
Beginning balance $
(718,744)
$
(419,224)
$
(805,972)
$
(87,390)

Other comprehensive (loss) income
(2)
(54,837)
(175,923)
32,391
(507,757)
Ending balance $
(773,581)
$
(595,147)
$
(773,581)
$
(595,147)
Adjustment of pension and postretirement

benefit plans:
Beginning balance $
1,194
$
3,391
$
1,194
$
3,391

Other comprehensive (loss) income
-
-
-
-
Ending balance $
1,194
$
3,391
$
1,194
$
3,391
____________________
(1) All amounts presented are net of tax.
(2) Net unrealized holding (losses) gains on available-for-sale debt securities have no tax effect because securities are either tax-exempt, held by an IBE, or have a full deferred tax asset valuation allowance.
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

“Compensation-Retirement Benefits.”
The following table presents the components of net periodic cost (benefit) for the indicated periods:

Affected Line Item
in the Consolidated
Quarter Ended June 30,

Six-Month Period Ended June
30,

Statements of Income 2023 2022 2023 2022
(In thousands)
Net periodic cost (benefit), pension
plans:
Interest cost Other expenses $
950
$
654
$
1,900
$
1,308
Expected return on plan assets Other expenses
(885)
(1,040)
(1,771)
(2,079)
Net periodic cost (benefit), pension plans
65
(386)
129
(771)
Net periodic cost, postretirement plan Other expenses
6
2
12
3
Net periodic cost (benefit)
$
71
$
(384)
$
141
$
(768)

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
59
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
For the second

quarter of 2023,

the Corporation recorded

an income tax

expense of $
30.3

million compared to

$
34.1

million in the
second quarter

of 2022.

For the first

six months of

2023, the

Corporation recorded

an income tax

expense of

$
62.2

million compared
to

$
77.1

million

for

the

same

period

in

2022.

The

decrease

in

income

tax

expense

for

the

quarter

and

first

six

months

of

2023,

as
compared

to the

same period

a year

ago,

was related

to lower

pre-tax

income

and a

higher proportion

of exempt

to taxable

income
resulting

in

a

lower

effective

tax

rate.

The

Corporation’s

estimated

annual

effective

tax

rate,

excluding

entities

with

pre-tax

losses
from which a

tax benefit cannot

be recognized and

discrete items, was
30.1
% for the

first six months

of 2023, compared

to
31.7
% for
the first six months of 2022.
As of

June

30,

2023,

the

Corporation

had

a

deferred

tax

asset of

$
153.9

million,

net

of a

valuation

allowance

of

$
184.2

million
against the deferred tax

asset, compared to a

deferred tax asset of $
155.6

million, net of a valuation

allowance of $
185.5

million, as of
December 31,

2022. The

net deferred

tax asset of

the Corporation’s

banking subsidiary,

FirstBank, amounted

to $
153.9

million as

of
June

30,

2023,

net

of

a

valuation

allowance

of

$
147.0

million,

compared

to

a

net

deferred

tax

asset

of

$
155.6

million,

net

of

a
valuation allowance of $
149.5

million, as of December 31, 2022.

The Corporation maintains a full valuation

allowance for its deferred
tax assets associated with capital losses carry forward and unrealized losses of available-for-sale debt securities.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
60
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

Section 382 limitation as
any

such

tax

paid

in

the

U.S.

or

USVI

can

be

creditable

against

Puerto

Rico

tax

liabilities

or

taken

as

a

deduction

against

taxable
income. However,

our ability

to reduce

our Puerto

Rico tax

liability through

such a

credit or

deduction depends

on our

tax profile

at
each

annual

taxable

period,

which

is

dependent

on

various

factors.

For

the

quarter

and

six-month

period

ended

June

30,

2023,

the
Corporation

incurred

current

income

tax

expense

of

approximately

$
1.5

million

and

$
4.0

million,

respectively,

related

to

its

U.S.
operations, compared to

$
2.5

million and $
4.1

million, respectively,

for comparable periods in 2022.

The limitation did not impact

the
USVI operations in the quarters and six-month periods ended June

30, 2023 and 2022.

The Corporation

accounts for uncertain

tax positions under

the provisions of

ASC Topic

740. The Corporation’s

policy is to

report
interest

and

penalties

related

to

unrecognized

tax

positions

in

income

tax

expense.

As

of

June

30,

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
61
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

June 30, 2023 and December 31, 2022:
As of June 30,

2023
As of December 31, 2022
Fair Value Measurements Using

Fair Value Measurements Using

Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
(In thousands)
Assets:
Debt securities available for sale:
U.S. Treasury securities $
139,669
$
-
$
-
$
139,669
$
138,875
$
-
$
-
$
138,875
Noncallable U.S. agencies debt securities
-
475,295
-
475,295
-
389,787
-
389,787
Callable U.S. agencies debt securities
-
1,900,133
-
1,900,133
-
1,963,566
-
1,963,566
MBS
-
2,910,915
5,246
(1)
2,916,161
-
3,098,797
5,794
(1)
3,104,591
Puerto Rico government obligations
-
-
2,111
2,111
-
-
2,201
2,201
Other investments
-
-
-
-
-
-
500
500
Equity securities
4,891
-
-
4,891
4,861
-
-
4,861
Derivative assets
-
494
-
494
-
633
-
633
Liabilities:
Derivative liabilities
-
357
-
357
-
476
-
476
(1) Related to private label MBS.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
62

The table below presents a reconciliation of the beginning and ending balances of all assets measured at fair value on a recurring
basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2023 and 2022:
Quarter Ended June 30,

Six-Month Period Ended June 30,

2023 2022 2023 2022
Level 3 Instruments Only

Securities Available for
Sale (1)
Securities Available for
Sale (1)
Securities Available for
Sale (1)
Securities Available for
Sale (1)
(In thousands)
Beginning balance $
7,605
$
10,647
$
8,495
$
11,084

Total (losses)/gains:

Included in other comprehensive loss (unrealized)
(19)
(106)
(181)
(393)

Included in earnings (unrealized)
(2)
16
35
25
423

Principal repayments and amortization
(245)
(396)
(982)
(3)
(934)
Ending balance $
7,357
$
10,180
$
7,357
$
10,180
___________________
(1) Amounts mostly related to private label MBS.
(2)
Changes in unrealized gains included in earnings were recognized within provision for credit losses - expense (benefit) and

relate to assets still held as of the reporting date.
(3) Includes a $
0.5

million repayment of a matured debt security.

The tables below present quantitative information for significant assets measured at fair value on a recurring basis using significant
unobservable inputs (Level 3) as of June 30,

2023 and December 31, 2022:
June 30,

2023
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average
Minimum

Maximum
(Dollars in thousands)
Available-for-sale

debt securities:

Private label MBS
$
5,246
Discounted cash flows Discount rate
16.7%
16.7%
16.7%
Prepayment rate
1.2%
12.0%
8.9%
Projected cumulative loss rate
0.2%
15.5%
5.6%

Puerto Rico government obligations
$
2,111
Discounted cash flows Discount rate
13.4%
13.4%
13.4%
Projected cumulative loss rate
18.5%
18.5%
18.5%

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
Puerto Rico

Government Obligations:

The significant

unobservable input

used in

the fair value

measurement is

the assumed

loss rate
of the

underlying

residential

mortgage

loans that

collateralize

these obligations,

which

are guaranteed

by the

PRHFA.

A significant
increase

(decrease)

in

the

assumed

rate

would

lead

to

a

(lower)

higher

fair

value

estimate.

See

Note

2

–

Debt

Securities

for
information

on the methodology used to calculate the fair value of these debt securities.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
63
Additionally, fair value

is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP.

As of June 30, 2023, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring
basis and still held at June 30, 2023, as shown in the following table:
Carrying value as of June 30, 2023
Related to (losses) gains
recorded for the Quarter
Ended June 30, 2023
Related to (losses) gains
recorded for the Six-
Month Period Ended
June 30, 2023
(Losses) gains recorded
for the Quarter Ended

June 30, 2023
(Losses) gains recorded
for the Six-Month Period
Ended June 30, 2023
(In thousands)
Level 3:
Loans receivable
(1)
$
8,011
$
8,920
$
(6,515)
$
(6,744)
OREO
(2)
1,471
2,038
45
12
Level 2:
Loans held for sale
(3)
$
14,295
$
14,295
$
(73)
$
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
(3)
The Corporation derived the fair value of these loans based

on secondary market prices of instruments with similar characteristics.

As of June 30,

2022, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-recurring
basis and still held at June 30, 2022, as shown in the following table:
Carrying value as of June 30, 2022
Related to (losses) gains
recorded for the Quarter
Ended June 30, 2022
Related to losses
recorded for the Six-
Month Period Ended
June 30, 2022
(Losses) gains recorded
for the Quarter Ended
June 30, 2022
Losses recorded for the
Six-Month Period Ended
June 30, 2022
(In thousands)
Level 3:
Loans receivable
(1)
$
5,422
$
29,967
$
(817)
$
(3,848)
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
basis.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
64

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial
instruments as of June 30, 2023 and December 31, 2022:
Total Carrying Amount
in Statement of
Financial Condition as
of June 30, 2023
Fair Value Estimate as

of
June 30, 2023 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money market investments (amortized cost)
$
1,047,534
$
1,047,534
$
1,047,534
$
-
$
-
Available-for-sale debt

securities (fair value)
5,433,369
5,433,369
139,669
5,286,343
7,357
Held-to-maturity debt securities (amortized cost)
424,726
Less: ACL on held-to-maturity debt securities
(8,401)
Held-to-maturity debt securities, net of ACL $
416,325
410,181
-
244,521
165,660
Equity securities (amortized cost)
43,210
43,210
-
43,210
(1)
-
Other equity securities (fair value)
4,891
4,891
4,891
-
-
Loans held for sale (lower of cost or market)
14,295
14,295
-
14,295
-
Loans held for investment (amortized cost)
11,719,315
Less: ACL for loans and finance leases
(267,058)
Loans held for investment, net of ACL $
11,452,257
11,256,830
-
-
11,256,830
MSRs (amortized cost)
28,034
44,420
-
-
44,420
Derivative assets (fair value)

(2)
494
494
-
494
-
Liabilities:
Deposits (amortized cost) $
16,819,692
$
16,820,272
$
-
$
16,820,272
$
-
Short-term securities sold under agreements to repurchase (amortized cost)
73,934
74,030
-
74,030
-
Advances from the FHLB (amortized cost):

Long-term
500,000
495,589
-
495,589
-
Other long-term borrowings (amortized cost)
161,700
162,983
-
-
162,983
Derivative liabilities (fair value)

(2)
357
357
-
357
-
(1) Includes FHLB stock with a carrying value of $
34.7

million, which are considered restricted.
(2) Includes interest rate swap agreements, interest rate caps, forward contracts, interest rate lock commitments, and forward loan sales commitments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
65

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
66
NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition

In accordance with

ASC Topic

606, “Revenue from

Contracts with Customers” (“ASC

Topic

606”), revenues are

recognized when
control

of

promised

goods

or

services

is

transferred

to

customers

and

in

an

amount

that

reflects

the

consideration

to

which

the
Corporation expects to be

entitled in exchange for those

goods or services. At contract

inception, once the contract

is determined to be
within the

scope of

ASC Topic

606, the

Corporation assesses

the goods

or services

that are

promised within

each contract,

identifies
the

respective

performance

obligations,

and

assesses

whether

each

promised

good

or

service

is

distinct.

The

Corporation

then
recognizes

as revenue

the amount

of the

transaction price

that is

allocated to

the respective

performance obligation

when (or

as) the
performance obligation is satisfied.
Disaggregation of Revenue

The following

tables summarize

the Corporation’s

revenue, which

includes net

interest income

on financial

instruments and

non-
interest income,

disaggregated by

type of

service and

business segment

for the

quarters and

six-month periods

ended June

30, 2023
and 2022:

Quarter ended June 30, 2023
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income
(1)
$
21,360
$
142,597
$
12,933
$
(2,789)
$
19,690
$
6,024
$
199,815
Service charges and fees on deposit accounts
-
5,087
3,326
-
172
702
9,287
Insurance commissions
-
2,464
-
-
79
204
2,747
Merchant-related income
-
2,035
-
-
39
385
2,459
Credit and debit card fees
-
8,117
28
-
10
521
8,676
Other service charges and fees
33
1,508
1,094
-
660
207
3,502
Not in scope of ASC Topic

606

(1)
3,029
1,010
3,697
1,680
195
(11)
9,600

Total non-interest income
3,062
20,221
8,145
1,680
1,155
2,008
36,271
Total Revenue $
24,422
$
162,818
$
21,078
$
(1,109)
$
20,845
$
8,032
$
236,086

Quarter ended June 30, 2022
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income
(1)
$
26,335
$
102,397
$
31,379
$
11,466
$
18,688
$
5,921
$
196,186
Service charges and fees on deposit accounts
-
5,495
3,069
-
157
745
9,466
Insurance commissions
-
2,724
-
-
20
202
2,946
Merchant-related income
-
1,711
381
-
17
327
2,436
Credit and debit card fees
-
7,391
21
-
3
449
7,864
Other service charges and fees
59
2,066
876
-
485
157
3,643
Not in scope of ASC Topic

606
(1)
4,108
396
101
(51)
(4)
36
4,586
Total non-interest

income
4,167
19,783
4,448
(51)
678
1,916
30,941
Total Revenue $
30,502
$
122,180
$
35,827
$
11,415
$
19,366
$
7,837
$
227,127

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
67

Six-Month Period Ended June 30, 2023
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial and
Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income
(1)
$
43,148
$
280,341
$
27,873
$
(3,447)
$
40,620
$
12,165
$
400,700
Service charges and fees on deposit accounts
-
10,573
6,480
-
337
1,438
18,828
Insurance commissions
-
7,104
-
-
107
383
7,594
Merchant-related income
-
4,298
-
-
68
853
5,219
Credit and debit card fees
-
15,755
50
-
12
1,017
16,834
Other service charges and fees
194
2,660
1,948
-
1,243
551
6,596
Not in scope of ASC Topic

606

(1)
5,942
1,865
3,842
1,840
235
(6)
13,718

Total non-interest income
6,136
42,255
12,320
1,840
2,002
4,236
68,789
Total Revenue $
49,284
$
322,596
$
40,193
$
(1,607)
$
42,622
$
16,401
$
469,489

Six-Month Period Ended June 30, 2022
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial and
Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income
(1)
$
52,114
$
191,943
$
71,794
$
18,875
$
35,170
$
11,914
$
381,810
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
Total Revenue $
61,533
$
232,189
$
80,796
$
18,712
$
36,592
$
15,787
$
445,609
(1) Most of the Corporation's revenue is not within the scope of ASC Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other non-interest income from loans, leases, investment securities and derivative financial instruments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
68
For the quarters

and six-month periods

ended June 30,

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
The following table shows the activity of contract liabilities for the quarters and six-month periods ended June 30, 2023 and 2022:

Quarter Ended June 30,

Six-Month Period Ended June 30,

2023 2022 2023 2022
(In thousands)
Beginning balance $
760
$
1,154
$
841
$
1,443

Revenue recognized
(152)
(105)
(233)
(394)
Ending balance $
608
$
1,049
$
608
$
1,049
As of June 30, 2023 and 2022, there were no contract assets recorded on the

Corporation’s consolidated financial

statements.
Other

Except for the

contract liabilities noted above,

the Corporation did not

have any other performance

obligations as of

June 30, 2023.
The Corporation

also did

not have

any material contract

acquisition costs

and did

not make

any significant

judgments or

estimates in
recognizing revenue for financial reporting purposes.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
69
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
70

The following tables present information about the reportable segments for the indicated periods:
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Quarter ended June 30, 2023:
Interest income $
31,605
$
86,989
$
65,356
$
29,528
$
32,098
$
6,628
$
252,204
Net (charge) credit for transfer

of funds
(10,245)
86,144
(52,423)
(22,739)
(737)
-
-
Interest expense
-
(30,536)
-
(9,578)
(11,671)
(604)
(52,389)
Net interest income (loss)
21,360
142,597
12,933
(2,789)
19,690
6,024
199,815
Provision for credit losses - (benefit) expense
(3,829)
13,669
7,675
(16)
4,017
714
22,230
Non-interest income
3,062
20,221
8,145
1,680
1,155
2,008
36,271
Direct non-interest expenses
5,533
41,814
9,340
923
8,502
6,731
72,843

Segment income (loss)
$
22,718
$
107,335
$
4,063
$
(2,016)
$
8,326
$
587
$
141,013
Average earnings assets $
2,144,340
$
3,241,768
$
3,770,463
$
6,364,024
$
2,038,621
$
371,685
$
17,930,901

Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Quarter ended June 30, 2022:
Interest income $
33,205
$
73,487
$
47,513
$
27,143
$
21,081
$
6,196
$
208,625
Net (charge) credit for transfer of funds
(6,870)
34,039
(16,134)
(10,705)
(330)
-
-
Interest expense
-
(5,129)
-
(4,972)
(2,063)
(275)
(12,439)
Net interest income

26,335
102,397
31,379
11,466
18,688
5,921
196,186
Provision for credit losses - (benefit) expense
(3,605)
15,055
(470)
(35)
(1,678)
736
10,003
Non-interest income (loss)
4,167
19,783
4,448
(51)
678
1,916
30,941
Direct non-interest expenses
5,681
40,546
9,048
905
8,237
6,765
71,182

Segment income
$
28,426
$
66,579
$
27,249
$
10,545
$
12,807
$
336
$
145,942
Average earnings assets $
2,243,188
$
2,860,086
$
3,624,176
$
7,769,754
$
2,036,108
$
370,590
$
18,903,902

Mortgage
Banking
Consumer (Retail)
Banking
Commercial
and Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Six-Month Period Ended June 30, 2023
Interest income $
63,512
$
170,163
$
127,699
$
56,994
$
63,212
$
13,020
$
494,600
Net (charge) credit for transfer of funds
(20,364)
163,879
(99,826)
(42,278)
(1,411)
-
-
Interest expense
-
(53,701)
-
(18,163)
(21,181)
(855)
(93,900)
Net interest income

43,148
280,341
27,873
(3,447)
40,620
12,165
400,700
Provision for credit losses - (benefit) expense
(4,335)
28,893
5,139
(25)
8,672
(612)
37,732
Non-interest income
6,136
42,255
12,320
1,840
2,002
4,236
68,789
Direct non-interest expenses
10,620
83,441
18,705
1,870
16,806
13,556
144,998

Segment income
$
42,999
$
210,262
$
16,349
$
(3,452)
$
17,144
$
3,457
$
286,759
Average earnings assets $
2,157,626
$
3,208,146
$
3,742,205
$
6,290,669
$
2,053,154
$
369,026
$
17,820,826

Mortgage
Banking
Consumer (Retail)
Banking
Commercial
and Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Six-Month Period Ended June 30, 2022
Interest income $
66,276
$
143,924
$
94,540
$
49,327
$
39,938
$
12,474
$
406,479
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
16,716
13,738
142,555

Segment income
$
56,254
$
126,173
$
79,981
$
17,345
$
25,101
$
1,999
$
306,853
Average earnings assets $
2,268,279
$
2,810,062
$
3,662,720
$
7,931,699
$
2,050,791
$
374,358
$
19,097,909

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
71

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:
Quarter Ended June 30,

Six-Month Period Ended June 30,

2023 2022 2023 2022
(In thousands)
Net income:

Total income for segments

$
141,013
$
145,942
$
286,759
$
306,853
Other operating expenses

(1)
40,074
37,144
83,187
72,430
Income before income taxes
100,939
108,798
203,572
234,423
Income tax expense
30,284
34,103
62,219
77,128

Total consolidated net income
$
70,655
$
74,695
$
141,353
$
157,295
Average assets:
Total average earning assets for segments

$
17,930,901
$
18,903,902
$
17,820,826
$
19,097,909
Average non-earning assets

857,677
820,924
852,680
890,043

Total consolidated average assets
$
18,788,578
$
19,724,826
$
18,673,506
$
19,987,952
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
72
NOTE 21 – SUPPLEMENTAL

STATEMENT

OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information is as follows for the indicated periods:

Six-Month Period Ended June 30,

2023 2022
(In thousands)
Cash paid for:

Interest on borrowings
$
84,530
$
26,148

Income tax

82,215
15,295

Operating cash flow from operating leases
8,630
9,156
Non-cash investing and financing activities:

Additions to OREO
10,738
10,698

Additions to auto and other repossessed assets
29,720
20,575

Capitalization of servicing assets
1,238
1,958

Loan securitizations
65,092
78,397

Loans held for investment transferred to held for sale
2,962
2,443

Payable related to unsettled purchases of investment securities
4,502
20,202

ROU assets obtained in exchange for operating lease liabilities
2,263
1,158

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
73
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
As part

of its

response to

the impact

of COVID-19,

on March

31, 2020,

the federal

banking agencies

issued an

interim final

rule
that

provided

the

option

to

temporarily

delay

the

effects

of

CECL

on

regulatory

capital

for

two

years,

followed

by

a

three-year
transition

period.

The

interim

final

rule

provides

that,

at

the

election

of

a

qualified

banking

organization,

the

day

one

impact

to
retained earnings plus
25
% of the change in

the ACL (as defined

in the final rule) from

January 1, 2020 to

December 31, 2021 will

be
delayed

for

two

years

and

phased-in

at
25
%

per

year

beginning

on

January

1,

2022

over

a

three-year

period,

resulting

in

a

total
transition

period

of

five

years.

Accordingly,

as

of

June

30,

2023,

the

capital

measures

of

the

Corporation

and

the

Bank

included
$
32.4

million associated

with the

CECL day

one impact

to retained

earnings plus
25
% of

the increase

in the

ACL (as

defined in

the
interim

final

rule)

from

January

1,

2020

to

December

31,

2021,

and

$
32.4

million

remains

excluded

to

be

phase-in

during

the
remainder of

the three-year

transition period.

The federal

financial regulatory

agencies may

take other

measures affecting

regulatory
capital to

address macroeconomic

conditions, as

well as

the effect

of recent

regional bank

failures in

the U.S.

mainland, although

the
nature and impact of such actions cannot be predicted at this time.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
74
The regulatory capital position of

the Corporation and the FirstBank

as of June 30, 2023 and

December 31, 2022, which reflects

the
delay in the full effect of CECL on regulatory capital,

were as follows:

Regulatory Requirements
Actual For Capital Adequacy Purposes
To be Well

-Capitalized
Thresholds

Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
As of June 30, 2023
Total Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,396,564
19.15
% $
1,001,189
8.0
% N/A N/A %

FirstBank
$
2,326,581
18.59
% $
1,001,046
8.0
% $
1,251,307
10.0
%
CET1 Capital (to Risk-Weighted Assets)

First BanCorp.
$
2,082,843
16.64
% $
563,169
4.5
% N/A N/A %

FirstBank
$
2,069,732
16.54
% $
563,088
4.5
% $
813,350
6.5
%
Tier I Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,082,843
16.64
% $
750,892
6.0
% N/A N/A %

FirstBank
$
2,169,732
17.34
% $
750,784
6.0
% $
1,001,046
8.0
%
Leverage ratio

First BanCorp.
$
2,082,843
10.73
% $
776,742
4.0
% N/A N/A %

FirstBank
$
2,169,732
11.18
% $
776,431
4.0
% $
970,539
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
75
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

30, 2023,

commitments to

extend credit

amounted to

approximately $
2.0

billion, of

which $
1.0

billion relates

to retail

credit
card

loans.

In

addition,

commercial

and

financial

standby

letters

of

credit

as

of

June

30,

2023

amounted

to

approximately

$
66.0
million.
Contingencies
As

of

June

30,

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
excess

of

any

accrual)

will

be

incurred

in

connection

with

any

legal

contingencies,

the

Corporation

discloses

an

estimate

of

the
possible loss or

range of loss,

either individually or

in the aggregate,

as appropriate, if

such an estimate can

be made, or

discloses that
an estimate cannot be made. Based on the Corporation’s

assessment as of June 30, 2023, no such disclosures were necessary.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
76
NOTE 23- FIRST BANCORP.

(HOLDING COMPANY

ONLY) FINANCIAL

INFORMATION
The following

condensed financial information

presents the financial

position of

First BanCorp.

at the holding

company level only
as of

June 30,

2023 and

December 31,

2022, and

the results

of its

operations

for the

quarters and

six-month periods

ended June

30,
2023 and 2022:

Statements of Financial Condition
As of June 30,

As of December 31,
2023 2022
(In thousands)
Assets
Cash and due from banks $
54,625
$
19,279
Other investment securities
735
735
Investment in First Bank Puerto Rico, at equity
1,484,887
1,464,026
Investment in First Bank Insurance Agency,

at equity
22,024
28,770
Investment in FBP Statutory Trust I
1,289
1,951
Investment in FBP Statutory Trust II
3,561
3,561
Dividends receivable
700
624
Other assets
542
430

Total assets
$
1,568,363
$
1,519,376
Liabilities and Stockholders’ Equity
Liabilities:
Long-term borrowings

$
161,700
$
183,762
Accounts payable and other liabilities
8,664
10,074

Total liabilities
170,364
193,836
Stockholders’ equity
1,397,999
1,325,540

Total liabilities and stockholders’

equity
$
1,568,363
$
1,519,376

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
77

Statements of Income

Quarter Ended

Six-Month Period Ended
June 30,

June 30,

2023 2022 2023 2022
(In thousands)
Income

Interest income on money market investments

$
57
$
10
$
110
$
14

Dividend income from banking subsidiaries
78,932
178,679
157,802
242,272

Dividend income from nonbanking subsidiaries
12,000
-
12,000
-

Gain on early extinguishment of debt
1,605
-
1,605
-

Other income
101
51
203
91

Total income
92,695
178,740
171,720
242,377
Expense

Other long-term borrowings
3,409
1,698
6,790
3,031

Other non-interest expenses
462
434
872
873

Total expense
3,871
2,132
7,662
3,904
Income before income taxes and equity in undistributed

earnings of subsidiaries
88,824
176,608
164,058
238,473
Income tax expense
783
793
1,861
1,899
Distribution in excess of earnings of subsidiaries
(17,386)
(101,120)
(20,844)
(79,279)
Net income $
70,655
$
74,695
$
141,353
$
157,295
Other comprehensive (loss) income, net of tax
(54,837)
(175,923)
32,391
(507,757)
Comprehensive income (loss) $
15,818
$
(101,228)
$
173,744
$
(350,462)

ITEM

2.

MANAGEMENT’S

DISCUSSION

AND

ANALYSIS

OF

FINANCIAL

CONDITION

AND

RESULTS

OF
OPERATIONS (“MD&A”)
The

following

MD&A

relates

to

the

accompanying

unaudited

consolidated

financial

statements

of

First

BanCorp.

(the
“Corporation,” “we,” “us,”

“our,” or “First

BanCorp.”) and should be

read in conjunction with

such financial statements and

the notes
thereto,

and our Annual Report on

Form 10-K for the year

ended December 31, 2022 (the “2022

Annual Report on Form 10-K”).

This
section also

presents certain

financial measures

that are not

based on

generally accepted

accounting principles

in the

United States

of
America

(“GAAP”).

See

“Non-GAAP

Financial

Measures

and

Reconciliations”

below

for

information

about

why

non-GAAP
financial measures are

presented, reconciliations

of non-GAAP financial

measures to the

most comparable GAAP

financial measures,
and references to non-GAAP financial measures reconciliations presented in other sections.
EXECUTIVE SUMMARY
First BanCorp.

is a diversified

financial holding

company headquartered

in San Juan,

Puerto Rico offering

a full range

of financial
products to

consumers and

commercial customers

through various

subsidiaries. First

BanCorp.

is the

holding company

of FirstBank
Puerto

Rico

(“FirstBank”

or the

“Bank”)

and

FirstBank

Insurance

Agency.

Through

its wholly

-owned

subsidiaries,

the Corporation
operates

in

Puerto

Rico,

the

United

States

Virgin

Islands

(“USVI”),

the

British

Virgin

Islands

(“BVI”),

and

the

state

of

Florida,
concentrating on

commercial banking,

residential mortgage loans,

credit cards, personal

loans, small loans,

auto loans and

leases, and
insurance agency activities.
Recent Developments
Economy and Market Volatility
During

the

second

quarter

of

2023,

inflation

has

continued

to

trend

lower

but

remaining

at

elevated

levels

above

the

Federal
Reserve

(“FED”)

target.

In

July

2023,

the

FED

raised

interest

rates

by

an

additional

25 basis

points,

thereby

increasing

the

federal
funds rate

to a

target range

of 5.25%

to 5.50%,

bringing borrowing

costs to

the highest

level since

January 2001.

This represents

the
eleventh

time

in

17

months

that

the

FED

has

raised

rates

in

an

effort

to

significantly

reduce

liquidity

in

the

financial

markets

and
continue

to reduce

inflation. The

FED resumed

the tightening

campaign after

a pause

in June,

while noticing

the economy

has been
expanding

at

a

moderate

pace,

job

gains

have

been

robust

in

recent

months,

and

the

unemployment

rate

has

remained

low

while
inflation remains elevated.
The Corporation remains vigilant as to the potential impacts that monetary policy or a potential slowdown in the U.S. economy may
have on

credit and

loan demand.

Notwithstanding, it

is encouraged

by the

ongoing business

activity and

economic growth

in Puerto
Rico over the

short and medium

term. For example,

strong auto and

retail sales reported

during the first

half of 2023

suggest growing
consumer confidence in Puerto Rico. The economic

backdrop in Puerto Rico continues to be supported

by strong labor markets, which
have led to unemployment remaining stable, and a consistent flow of federal disaster funds and foreign investment.
Our

quarterly

results

reflected

continued

execution

of

our

strategy

and

strength

of

our

balance

sheet,

reflected

through

deposit
growth and increased

capital levels driven

by earnings and

capital optimization. Although

total net interest

income remains stable,

the
overall higher

interest rate environment

resulted in a

lower interest margin

for the second

quarter of

2023. The

overall higher

interest
rate environment

should continue

to benefit

our interest

income as

variable loans

and cash

held at

the FED

will reprice

accordingly
and

projected

loan

growth

will occur

at

higher

yields.

Interest

expense,

on

the

other

hand,

is also

expected

to

increase

as maturing
deposits and

government deposits

will reprice

at higher

rates and

non-interest-bearing

and other

low-cost deposits

could continue

to
shift to higher

cost deposits, resulting

in margin

pressures. Credit continues

to perform well

and our liquidity

position remains strong.
With

our

disciplined

and

proactive

approach,

we

believe

the

Corporation

is

positioned

to

continue

growing

the

franchise

and
supporting our people and the communities we serve while enhancing shareholder value.

Stock Repurchase Programs
On July

24, 2023,

the Corporation

announced that

its Board

of Directors

approved a

new stock

repurchase program,

under which
the Corporation

may repurchase

up to

$225 million

of its

outstanding common

stock, which

it expects

to execute

through the

end of
the third quarter of 2024.
The Corporation

expects to repurchase

approximately $150 million

in common stock

during the second

half of 2023,

of which $75
million relates to

the remaining amount

of the $350

million stock repurchase

program announced on

April 27, 2022

that was resumed
in July 2023.

The Corporation expects

to fully utilize this

remaining authorization during

the third quarter of

2023. From July 1,

2023
through August

1, 2023, the

Corporation repurchased

approximately 1.5

million shares

of common

stock for a

total purchase price

of
$19.5 million.
Repurchases under

the stock repurchase

programs may be

executed through

open market purchases,

accelerated share

repurchases,
and/or

privately

negotiated

transactions

or

plans,

including

under

plans

complying

with

Rule

10b5-1

under

the

Exchange

Act.

The
Corporation’s

stock

repurchase

programs

are

subject

to

various

factors,

including

the

Corporation’s

capital

position,

liquidity,
financial

performance

and

alternative

uses

of

capital,

stock

trading

price,

and

general

market

conditions.

The

Corporation’s

stock
repurchase

programs

do

not

obligate

it

to

acquire

any

specific

number

of

shares

and

do

not

have

an

expiration

date.

The

stock
repurchase programs may be modified, suspended, or terminated at any time at the Corporation’s discretion.
Repurchase of Trust

-

Preferred Securities (“TRuPs”)
During the second quarter

of 2023, the Corporation completed

the repurchase of $21.4 million

of TRuPs of the FBP Statutory

Trust
I as

part of

a privately

-negotiated

transaction,

resulting

in a

commensurate

reduction

in the

related

floating

rate junior

subordinated
debentures. The purchase

price equated to 92.5%

of the $21.4 million

par value of the

TRuPs. The 7.5% discount

resulted in a gain

of
approximately $1.6 million, which is reflected in the consolidated statement

s

of income as “Gain on early extinguishment of debt.”
Release of Corporate Sustainability Report
On June 26, 2023,

the Corporation announced

the release of its Corporate

Sustainability Report for

2022, which is its second

report
on Environmental,

Social and

Governance

(“ESG”)

and sustainability

matters. This

report

highlights

the Corporation’s

strategy

and
development relating to ESG matters and covers the progress of the Corporation’s

ESG program during 2022.
London Interbank Offered Rate (“LIBOR”)

Transition
On June

30, 2023,

the US

dollar (“USD”) LIBOR

panel ended,

and USD

LIBOR rates

are no

longer considered

representative of

the
market.

For

the

transition

of

residual

exposures

tied

to

USD

LIBOR

as

of

June

30,

2023,

the

Corporation

will

continue

to

follow

the
provisions

of

the

Adjustable

Interest

Rate

Act

(the

“LIBOR

Act”)

and

Regulation

ZZ.

As

of

June

30,

2023,

the

Corporation’s

risk
exposure

to

USD

LIBOR

that

mature

after

June

30,

2023

consisted

of

the

following:

(i)

$0.8

billion

of

variable-rate

commercial

and
construction loans

(including unused commitments),

(ii) $39.4

million of U.S.

agencies debt

securities and

private label mortgage-backed
securities (“MBS”)

held as

part of

the available-for-sale debt

securities portfolio,

(iii) $122.3

million of

Puerto Rico

municipalities bonds
held as

part of

the held-to-maturity

debt securities

portfolio, and

(iv) $161.7

million of

junior subordinated

debentures reported

as other
long-term borrowings in the consolidated statements

of financial condition.
Source systems have been updated to

support alternative reference rates. As

such, we have developed a SOFR-enabled

interest rate risk
monitoring framework and a strategy for managing interest

rate risk during the transition from LIBOR to SOFR.

Other Recent Developments
Following the recent failure of two

U.S. regional banks and resulting

losses to the FDIC’s

Deposit Insurance Fund (“DIF”), on

May 11,
2023, the

FDIC approved

a notice of

proposed rulemaking

that would

implement a special

assessment at an

annual rate of

approximately
12.5 basis

points over

eight quarterly

periods, commencing

with the

first quarter

of 2024,

to recover

the cost

associated with

protecting
uninsured depositors

as part

of those

financial institution

failures. The

assessment base

for the

special assessment

would be

equal to

an
insured depository

institution’s estimated

uninsured deposits

reported as

of December

31, 2022,

adjusted to

exclude the

first $5

billion in
estimated

uninsured

deposits.

Notwithstanding,

the

special

assessment

could

be

subject

to

change

depending

on

whether

there

are

any
shortfalls on

amounts collected.

If the

final rule

is issued

as proposed,

the estimated

impact of

the special

assessment on

the Corporation
would be an increase in non-interest expense

by approximately $6 million that would need to be

accrued once the proposed rule is finalized.
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

Quarterly

Report

on

Form

10-Q,

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

of

this

MD&A

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
For

the

quarter

and

six-month

period

ended

June

30,

2023,

the

Corporation

had

net

income

of

$70.7

million

($0.39

per

diluted
common

share)

and

$141.4

million

($0.78

per

diluted

common

share),

respectively,

compared

to

$74.7

million

($0.38

per

diluted
common

share)

and

$157.3

million

($0.80

per

diluted

common

share),

for

the

comparable

periods

in

2022.

Other

relevant

selected
financial indicators for the periods presented are included below:
Quarter Ended June 30, Six-Month Period Ended June 30,
2023 2022 2023 2022
Key Performance Indicator:
(1)
Return on Average

Assets
(2)
1.51% 1.52% 1.53% 1.59%
Return on Average

Common Equity
(3)
19.66 17.82 20.31 17.18
Efficiency Ratio
(4)
47.83 47.69 48.60 48.25
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
The key drivers of the Corporation’s

GAAP financial results for the quarter ended

June 30, 2023, compared to the second

quarter of
2022, include the following:
●
Net

interest

income

for

the

quarter

ended

June

30,

2023

increased

to

$199.8

million,

compared

to

$196.2

million

for

the
second

quarter of

2022, mainly

driven by

the effect

in the

commercial

loan

portfolio of

higher

market interest

rates on

the
upward repricing of variable-rate

loans and on new

loan originations, the growth

in consumer loans, and

the impact of higher
market interest rates on

interest-bearing cash balances, partially

offset by an increase

in interest expense mainly

due to higher
rates paid on interest-bearing deposits.

See "Net Interest Income" below for additional information.
●
The provision for credit

losses on loans, finance

leases, unfunded loan commitments

and debt securities for the

quarter ended
June

30,

2023 was

$22.2

million,

compared

to $10.0

million

for

the second

quarter of

2022.

The increase

in the

provision
expense reflects

a $9.9

million increase

in the

provision for

the commercial

and construction

loan portfolio

resulting from

a
deterioration in the forecasted commercial real estate price index (“CRE price index”).
Net charge-offs

totaled $19.3 million

for the quarter

ended June 30,

2023, or 0.67%

of average loans

on an annualized

basis,
compared to $6.0 million,

or 0.21% of average

loans,

for the second quarter

of 2022, mainly driven

by a $6.2 million charge-
off

recorded

on

a commercial

and

industrial

participated

loan

in

the

Florida

region

in

the power

generation

industry

and a
$6.1 million

increase in

consumer

loans net

charge-offs.

See “Provision

for

Credit Losses”

and

“Risk Management”

below
for analyses of the ACL and non-performing assets and related ratios.
●
The

Corporation

recorded

non-interest

income

of

$36.3

million

for

the

quarter

ended

June

30,

2023,

compared

to

$30.9
million

for

the

second

quarter

of

2022.

Non-interest

income

for

the

second

quarter

of

2023

includes

a

$3.6

million

gain
recognized

from

a

legal

settlement

and

the

$1.6

million

gain

on

the

repurchase

of

$21.4

million

in

junior

subordinated
debentures.

On

a

non-GAAP

basis,

excluding

the

effect

of

these

Special

Items

(as

defined

below),

adjusted

non-interest
income

increased

by

$0.2

million.

See

“Non-Interest

Income”

and

“Non-GAAP

Financial

Measures

and

Reconciliations”
below for additional information.

●
Non-interest expenses

for the quarter

ended June

30, 2023

increased by $4.6

million to $112.9

million. The

increase in non-
interest

expenses

mainly

reflects

a

$3.0

million

increase

in

employees’

compensation

and

benefits

expenses

due

to

annual
salary

merit

increases

as

well

as

higher

stock-based

compensation

expense

and

medical

insurance

premium

costs.

The
efficiency ratio

for the

second quarter

of 2023

was 47.83%,

as compared

to 47.69%

for the

same period

in 2022.

On a

non-

GAAP basis,

excluding

the

aforementioned

Special Items

,

the adjusted

efficiency

ratio for

the second

quarter of

2023 was
48.91%.

See

“Non-Interest

Expenses”

and

“Non-GAAP

Financial

Measures

and

Reconciliations”

below

for

additional
information.

●
Income tax expense decreased to

$30.3 million for the second quarter of

2023, compared to $34.1 million for

the same period
in 2022 driven

by a lower

pre-tax income

and a higher

proportion of exempt

to taxable income

resulting in

a lower effective
tax rate. The Corporation’s

estimated effective tax rate,

excluding entities with pre-tax losses from

which a tax benefit cannot
be recognized

and discrete

items, decrease

d

to 30.1

%

for

the first

six months

of 2023,

compared

to 31.7%

for

the first

six
months of 2022.

See “Income Taxes”

below and Note

17 – Income

Taxes,

to the unaudited

consolidated financial statements
herein for additional information.

●
As of

June 30,

2023, total

assets were

approximately

$19.2 billion,

an increase

of $518.0

million from

December 31,

2022,
primarily

due

to

a

$567.0

million

increase

in

cash

and

cash

equivalents

mainly

attributable

to

the

overall

increase

in

total
deposits,

and

a

$168.5

million

increase

in

total

loans,

partially

offset

by

a

$186.3

million

decrease

in

total

investment
securities. See “Financial Condition and Operating Data Analysis” below for additional information.
●
As

of

June

30,

2023,

total

liabilities

were

$17.8

billion,

an

increase

of

$445.5

million

from

December

31,

2022,

mainly
driven

by

the

overall

increase

in

total

deposits,

including

brokered

CDs,

partially

offset

by

a

$198.3

million

decrease

in
borrowings.

See

“Risk

Management

–

Liquidity

Risk”

below

for

additional

information

about

the

Corporation’s

funding
sources and strategy.
●
The Bank’s

primary sources of funding

are consumer and commercial

core deposits, which exclude

government deposits and
brokered certificates of deposit (“CDs”). As of June 30, 2023,

these core deposits, amounting to $13.0 billion, funded 67.99%
of total

assets. Approximately

$4.7 billion,

or 28.79%

of such deposits,

are uninsured

deposits. In

addition to

approximately
$3.2 billion

in cash

and free

high quality

liquid assets,

the Bank

maintains borrowing

capacity at

the FHLB

and the

FED’s
Discount

Window.

As

of

June

30,

2023,

the

Corporation

had

approximately

$1.4

billion

available

for

funding

under

the
FED’s

Discount

Window

and $980.9

million available

for additional

borrowing

capacity on

FHLB lines

of credit

based on
collateral pledged

at these

entities. On

a combined

basis, as

of June

30, 2023,

the Corporation

had $5.6

billion available

to
meet

liquidity

needs.

See

“Risk

Management

–

Liquidity

Risk”

below

for

additional

information

about

the

Corporation’s
funding sources and strategy.
●
As

of

June

30,

2023,

the

Corporation’s

total

stockholders’

equity

was

$1.4

billion,

an

increase

of

$72.5

million

from
December 31,

2022. The

increase was driven

by the earnings

generated in

the first half

of 2023 and

a $32.4 million

increase
in

the

fair

value

of

available-for-sale

debt

securities

recorded

as

part

of

accumulated

other

comprehensive

loss

in

the
consolidated statements of financial condition

as a result of changes in market

interest rates. This increase was partially offset
by $50.7 million

in dividends declared

to common stock

shareholders during

the first six

months of 2023

and the repurchase
of

approximately

3.6

million

shares

of

common

stock

for

a

total

purchase

price

of

approximately

$50.0

million.

The
Corporation’s

CET1

capital,

tier

1

capital,

total

capital,

and

leverage

ratios

were

16.64%,

16.64%,

19.15%,

and

10.73%,
respectively,

as

of

June

30,

2023,

compared

to

CET1

capital,

tier

1

capital,

total

capital,

and

leverage

ratios

of

16.53%,
16.53%,

19.21%,

and

10.70%,

respectively,

as

of

December

31,

2022.

See

“Risk

Management

–

Capital”

below

for
additional information.
●
Total

loan

production,

including

purchases,

refinancings,

renewals,

and

draws

from

existing

revolving

and

non-revolving
commitments, decreased

by $274.9 million

to $1.2 billion

for the quarter

ended June 30,

2023. See “Financial

Condition and
Operating Data Analysis” below for additional information.
●
Total

non-performing assets

were $121.1

million as

of June

30, 2023,

a decrease

of $8.1

million, from

December 31,

2022.
The

net

decrease

was

driven

by

a

$9.5

million

reduction

in

nonaccrual

residential

mortgage

loans

mainly

due

to

loans
restored to

accrual status, partially

offset by

a $1.5 million

increase in nonaccrual

consumer loans.

See “Risk Management

–
Nonaccrual Loans and Non-Performing Assets” below for additional information.
●
Adversely

classified

commercial

and

construction

loans

decreased

by

$27.9

million

to

$65.7

million

as

of

June

30,

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
Adjusted Net Income,

Adjusted Non-Interest Income, and Adjusted Efficiency

Ratio
To

supplement the

Corporation’s

financial statements

presented in

accordance with

GAAP,

the Corporation

uses, and believes

that
investors

benefit from

disclosure

of, non-GAAP

financial measures

that reflect

adjustments to

net income,

non-interest income,

and
the efficiency ratio

to exclude items that management

believes are not reflective

of core operating performance

(“Special Items”). The
financial results for

the quarter and

six-month period ended

June 30, 2022

did not include any

significant Special Items.

The financial
results for the quarter and six-month period ended June 30, 2023 included the following Special Items:
Quarter and Six-Month Period Ended June 30, 2023
-
A

$3.6

million

($2.3

million

after-tax)

gain

recognized

from

a

legal

settlement

reflected

in

the

consolidated

statements

of
income as part of other non-interest income.

-
A

$1.6

million

gain

on

the

repurchase

of

$21.4

million

in

junior

subordinated

debentures

reflected

in

the

consolidated
statements

of

income

as

“Gain

on

early

extinguishment

of

debt.”

The

junior

subordinated

debentures

are

reflected

in

the
consolidated statements

of financial condition

as “Other long-term

borrowings.” The

purchase price

equated to

92.5% of the
$21.4

million

par

value

of

the

TRuPs.

The

7.5%

discount

resulted

in

the

gain

of

$1.6

million.

The

gain,

realized

at

the
holding company level, had no effect on the income tax expense in 2023.

The following

table reconciles

for

the quarter

and six-month

period ended

June 30,

2023 the

reported

net income

to adjusted

net
income, a non-GAAP financial measure that excludes the Special Items identified above:
Quarter Ended June 30,

Six-Month Period Ended June 30,

2023 2023
(In thousands)
Net income, as reported (GAAP) $ 70,655 $ 141,353
Adjustments:

Gain recognized from a legal settlement (3,600) (3,600)
Gain on early extinguishment of debt (1,605) (1,605)
Income tax impact of adjustments
(1)
1,350 1,350
Adjusted net income (Non-GAAP) $ 66,800 $ 137,498
(1)
See "Adjusted Net Income, Adjusted Non-Interest Income, and

Adjusted Efficiency Ratio" above for the individual tax

impact related to the above adjustments, which were

based on the
Puerto Rico statutory tax rate of 37.5%, as applicable.

RESULTS

OF OPERATIONS
Net Interest Income
Net interest

income is

the excess of

interest earned

by First BanCorp.

on its interest-earning

assets over

the interest

incurred on its
interest-bearing

liabilities.

First

BanCorp.’s

net

interest

income

is

subject

to

interest

rate

risk

due

to

the

repricing

and

maturity
mismatch

of

the

Corporation’s

assets

and

liabilities.

In

addition,

variable

sources

of

interest

income,

such

as

loan

fees,

periodic
dividends, and

collection of

interest in

nonaccrual loans,

can fluctuate

from period

to period.

Net interest

income for

the quarter

and
six-month period

ended June

30, 2023

was $199.8

million and

$400.7 million,

respectively,

compared to

$196.2 million

and $381.8
million

for

the

comparable

periods

in

2022.

On

a

tax-equivalent

basis

and

excluding

the

changes

in

the

fair

value

of

derivative
instruments,

net

interest

income

for

the

quarter

and

six-month

period

ended

June

30,

2023

was

$205.4

million

and

$412.6

million,
respectively, compared

to $205.6 million and $398.4 million for the comparable periods in 2022.
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
Net

interest

income

on

an

adjusted

tax

equivalent

basis and

excluding

the

change

in

the fair

value

of derivative

instruments

is a
non-GAAP

financial

measure.

For

the

definition

of

this

non-GAAP

financial

measure,

refer

to

the

discussion

in

“Non-GAAP
Measures and Reconciliations” above.
Part I
Average volume Interest income (1)

/ expense
Average rate (1)
Quarter ended June 30,

2023 2022 2023 2022 2023 2022
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 617,356 $ 1,530,353 $ 7,880 $ 2,873 5.12% 0.75%
Government obligations
(2)
2,909,204 2,922,226 10,973 10,090 1.51% 1.38%
MBS 3,757,425 4,081,573 17,087 22,804 1.82% 2.24%
FHLB stock 36,265 21,275 780 251 8.63% 4.73%
Other investments 13,739 12,595 58 12 1.69% 0.38%
Total investments
(3)
7,333,989 8,568,022 36,778 36,030 2.01% 1.69%
Residential mortgage loans 2,808,465 2,891,403 39,864 40,573 5.69% 5.63%
Construction loans 149,783 124,070 2,903 1,768 7.77% 5.72%
Commercial and industrial ("C&I") and commercial mortgage loans 5,191,040 5,054,223 89,290 64,500 6.90% 5.12%
Finance leases 769,316 617,399 14,714 11,410 7.67% 7.41%
Consumer loans 2,672,912 2,415,215 74,192 63,724 11.13% 10.58%
Total loans
(4)(5)
11,591,516 11,102,310 220,963 181,975 7.65% 6.57%

Total interest-earning assets
$ 18,925,505 $ 19,670,332 $ 257,741 $ 218,005 5.46% 4.45%
Interest-bearing liabilities:
Time deposits $ 2,511,504 $ 2,202,228 $ 15,667 $ 3,838 2.50% 0.70%
Brokered certificates of deposit ("CDs") 333,557 76,790 3,761 404 4.52% 2.11%
Other interest-bearing deposits 7,517,995 8,704,448 22,176 3,452 1.18% 0.16%
Securities sold under agreements to repurchase 101,397 200,000 1,328 1,972 5.25% 3.95%
Advances from the FHLB 534,231 200,000 6,048 1,075 4.54% 2.16%
Other long-term borrowings 177,701 183,762 3,409 1,698 7.69% 3.71%
Total interest-bearing liabilities $ 11,176,385 $ 11,567,228 $ 52,389 $ 12,439 1.88% 0.43%
Net interest income on a tax-equivalent basis and excluding
valuations - non-GAAP $ 205,352 $ 205,566
Interest rate spread 3.58% 4.01%
Net interest margin 4.35% 4.19%

Part I
Average volume Interest income
(1)

/ expense
Average rate
(1)
Six-Month Period Ended June 30,

2023 2022 2023 2022 2023 2022
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 511,392 $ 1,682,216 $ 12,530 $ 3,693 4.94% 0.44%
Government obligations
(2)
2,909,587 2,829,675 21,738 18,322 1.51% 1.31%
MBS 3,810,491 4,061,883 36,483 42,224 1.93% 2.10%
FHLB stock 38,539 21,370 1,201 538 6.28% 5.08%
Other investments 13,441 12,193 197 33 2.96% 0.55%
Total investments
(3)
7,283,450 8,607,337 72,149 64,810 2.00% 1.52%
Residential mortgage loans 2,821,779 2,926,236 79,658 81,260 5.69% 5.60%
Construction loans 147,923 119,427 5,579 3,292 7.61% 5.56%
C&I and commercial mortgage loans 5,179,448 5,078,910 175,175 126,504 6.82% 5.02%
Finance leases 752,501 602,880 28,523 22,322 7.64% 7.47%
Consumer loans 2,654,008 2,377,118 145,406 124,875 11.05% 10.59%
Total loans
(4)(5)
11,555,659 11,104,571 434,341 358,253 7.58% 6.51%

Total interest-earning assets
$ 18,839,109 $ 19,711,908 $ 506,490 $ 423,063 5.42% 4.33%
Interest-bearing liabilities:
Time deposits $ 2,427,399 $ 2,282,192 $ 26,449 $ 8,259 2.20% 0.73%
Brokered CDs 250,588 84,210 5,348 881 4.30% 2.11%
Other interest-bearing deposits 7,531,374 8,419,880 39,692 6,206 1.06% 0.15%
Securities sold under agreements to repurchase 96,229 220,442 2,397 4,154 5.02% 3.80%
Advances from the FHLB 581,436 200,000 13,224 2,138 4.59% 2.16%
Other long-term borrowings 180,715 183,762 6,790 3,031 7.58% 3.33%
Total interest-bearing liabilities $ 11,067,741 $ 11,390,486 $ 93,900 $ 24,669 1.71% 0.44%
Net interest income on a tax-equivalent basis and excluding
valuations - non-GAAP $ 412,590 $ 398,394
Interest rate spread 3.71% 3.89%
Net interest margin 4.42% 4.08%
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

The Corporation excludes changes in the fair value
of derivatives from interest income and interest expense

because the changes in valuation do not affect interest received or paid. See "Non-GAAP Financial Measures and

Reconciliations"
below.
(2)
Government obligations include debt issued by government-sponsored agencies.
(3)
Unrealized gains and losses on available-for-sale debt securities are excluded from the average volumes.
(4)
Average loan balances include

the average of nonaccrual loans.
(5)
Interest income on loans includes $2.9 million and $3.0 million for the quarters ended June 30, 2023 and 2022, respectively,

and $6.0 million and $5.6 million for the six-month periods
ended June 30, 2023 and 2022, respectively,

of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II
Quarter Ended June 30,

Six-Month Period Ended June 30,

2023 Compared to 2022 2023 Compared to 2022
Variance due to: Variance due to:
Volume Rate Total Volume Rate Total
(In thousands)
Interest income on interest-earning assets:
Money market and other short-term investments $ (6,709) $ 11,716 $ 5,007 $ (15,795) $ 24,632 $ 8,837
Government obligations (48) 931 883 530 2,886 3,416
MBS (1,710) (4,007) (5,717) (2,523) (3,218) (5,741)
FHLB stock 244 285 529 511 152 663
Other investments 1 45 46 4 160 164
Total investments (8,222) 8,970 748 (17,273) 24,612 7,339
Residential mortgage loans (1,173) 464 (709) (2,943) 1,341 (1,602)
Construction loans 415 720 1,135 899 1,388 2,287
C&I and commercial mortgage loans 1,790 23,000 24,790 2,551 46,120 48,671
Finance leases 2,893 411 3,304 5,660 541 6,201
Consumer loans 7,037 3,431 10,468 15,003 5,528 20,531
Total loans 10,962 28,026 38,988 21,170 54,918 76,088
Total interest income $ 2,740 $ 36,996 $ 39,736 $ 3,897 $ 79,530 $ 83,427
Interest expense on interest-bearing liabilities:
Time deposits $ 1,234 $ 10,595 $ 11,829 $ 558 $ 17,632 $ 18,190
Brokered CDs 2,502 855 3,357 2,927 1,540 4,467
Other interest-bearing deposits (953) 19,677 18,724 (2,830) 36,316 33,486
Securities sold under agreements to repurchase (1,132) 488 (644) (2,733) 976 (1,757)
Advances from the FHLB 2,992 1,981 4,973 6,967 4,119 11,086
Other borrowings (86) 1,797 1,711 (99) 3,858 3,759
Total interest expense 4,557 35,393 39,950 4,790 64,441 69,231
Change in net interest income $ (1,817) $ 1,603 $ (214) $ (893) $ 15,089 $ 14,196
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
Quarter Ended June 30,

Six-Month Period Ended June 30,

2023 2022 2023 2022
(Dollars in thousands)
Interest income - GAAP $ 252,204 $ 208,625 $ 494,600 $ 406,479
Unrealized (gain) loss on derivative instruments (3) (9) 3 (24)
Interest income excluding valuations - non-GAAP 252,201 208,616 494,603 406,455
Tax-equivalent adjustment 5,540 9,389 11,887 16,608
Interest income on a tax-equivalent basis

and excluding valuations - non-GAAP
$ 257,741 $ 218,005 $ 506,490 $ 423,063
Interest expense - GAAP $ 52,389 $ 12,439 $ 93,900 $ 24,669
Net interest income - GAAP $ 199,815 $ 196,186 $ 400,700 $ 381,810
Net interest income excluding valuations - non-GAAP $ 199,812 $ 196,177 $ 400,703 $ 381,786
Net interest income on a tax-equivalent basis

and excluding valuations - non-GAAP
$ 205,352 $ 205,566 $ 412,590 $ 398,394
Average Balances

Loans and leases $ 11,591,516 $ 11,102,310 $ 11,555,659 $ 11,104,571
Total securities, other short-term investments and interest-bearing cash balances
7,333,989 8,568,022 7,283,450 8,607,337
Average Interest-Earning Assets $ 18,925,505 $ 19,670,332 $ 18,839,109 $ 19,711,908
Average Interest-Bearing Liabilities $ 11,176,385 $ 11,567,228 $ 11,067,741 $ 11,390,486
Average Yield/Rate
Average yield on interest-earning assets - GAAP 5.35% 4.25% 5.29% 4.16%
Average rate on interest-bearing liabilities - GAAP 1.88% 0.43% 1.71% 0.44%
Net interest spread - GAAP 3.47% 3.82% 3.58% 3.72%
Net interest margin - GAAP 4.23% 4.00% 4.29% 3.91%
Average yield on interest-earning assets excluding valuations

- non-GAAP
5.35% 4.25% 5.29% 4.16%
Average rate on interest-bearing liabilities 1.88% 0.43% 1.71% 0.44%
Net interest spread excluding valuations

- non-GAAP
3.47% 3.82% 3.58% 3.72%
Net interest margin excluding valuations - non-GAAP 4.23% 4.00% 4.29% 3.91%
Average yield on interest-earning assets on a tax-equivalent basis and excluding
valuations - non-GAAP 5.46% 4.45% 5.42% 4.33%
Average rate on interest-bearing liabilities 1.88% 0.43% 1.71% 0.44%
Net interest spread on a tax-equivalent basis

and excluding valuations - non-GAAP
3.58% 4.01% 3.71% 3.89%
Net interest margin on a tax-equivalent basis and excluding

valuations - non-GAAP
4.35% 4.19% 4.42% 4.08%

Net interest income amounted to

$199.8 million for the quarter

ended June 30, 2023, an increase

of $3.6 million, when compared

to
$196.2 million for same period in 2022. The $3.6 million increase in net interest income was primarily due to:
● A $38.8 million increase in interest income on loans including:
-
A $25.5 million increase in interest

income on commercial and construction

loans, of which approximately $24.

4

million
was related

to the

effect of

higher market

interest rates

on the

upward repricing

of variable-rate

loans and

on new

loan
originations,

and

approximately

$2.9

million

was

related

to

the

$229.9

million

increase

in

the

average

balance

of

this
portfolio (excluding

Small Business Administration

Paycheck Protection

Program (“SBA PPP”)

loans). These

variances
were partially

offset by

a reduction

in interest

income from

SBA PPP

loans. The

interest income

recognized from

SBA
PPP loans for the quarters ended June 30, 2023 and 2022, amounted to $0.1 million and $2.0 million, respectively.
As of June 30, 2023, the

interest rate on approximately 54% of

the Corporation’s

commercial and construction loans was
tied to variable

rates, with 29%

based upon LIBOR

or SOFR of

3 months or

less, 13% based

upon the Prime

rate index,
and

12%

based

on

other

indexes.

For

the

second

quarter

of

2023,

the

average

one-month

LIBOR

increased

410

basis
points,

the

average

three-month

LIBOR increased

388

basis points,

the

average

Prime

rate increased

422

basis points,
and the average three-month SOFR increased

382 basis points, compared to the

average rates for such indexes during

the
second quarter of 2022.
-
A $13.8 million increase in interest

income on consumer loans and finance

leases, primarily driven by the $409.6

million
increase in the average balance

of this portfolio, which

increased interest income by approximately

$10.1 million, and an
approximately $3.7 million

increase in interest income

associated with the positive

effects of higher market

interest rates
on new consumer loan originations and the repricing of the credit cards portfolio.
Partially offset by:
-
A $0.5 million

decrease in interest

income on residential

mortgage loans, primarily

related to an

$82.9 million reduction
in

the

average

balance

of this

portfolio,

which

resulted

in an

approximate

decrease

of

$1.1

million

in

interest income,
partially offset by the positive effect of new loan

originations at higher current market interest rates.
● A
$4.8 million increase in interest income from interest-bearing cash balances and investment securities, including:
-
A

$5.0

million

increase

in

interest

income

from

interest-bearing

cash

balances,

which

consisted

primarily

of

cash
balances deposited at

the FED, mainly due

to the effect

of higher market interest

rates, partially offset

by the impact of a
$913.0 million decrease in the average volume of interest-bearing cash balances.
-
A

$1.3

million

increase

in

interest

income

on

Puerto

Rico

municipal

bonds,

mainly

due

to

the

upward

repricing

of
variable-rate bonds.
-
A $0.3

million

increase

in

interest income

on

U.S. government

and

agencies

debt

securities, mainly

driven

by

higher-
yielding securities purchased late in the second quarter of 2022.
-
A $0.5 million increase in dividends received from the FHLB during the second quarter of 2023.

Partially offset by:
-
A $2.4

million decrease

in interest

income on

U.S. agencies

MBS, of

which $1.5

million was

associated with

a $324.1
million decrease

in the

average balance

of this

portfolio, and

the remaining

variance to

a higher

level of

U.S. agencies’
MBS premium amortization expense associated with changes in anticipated prepayments.

Partially offset by:

●
A $33.9 million increase

in interest expense on interest-bearing deposits, including:
-
An $18.7 million

increase in interest expense

on interest-bearing checking

and saving accounts,

driven by an

increase of
approximately

$20.5

million

associated

with

higher

interest

rates

paid

in

the

second

quarter

of

2023

as

a

result

of

the
overall

higher

interest

rate

environment,

partially

offset

by

a

decrease

of

approximately

$1.8

million

resulting

from

a
$1.2

billion decline

in the

average balance

of these

deposits. The

average

cost of

interest-bearing

checking

and

saving
accounts increased by

102 basis points to

1.18% in the

second quarter of

2023 as compared

to 0.16% in

the same period
in

2022.

Excluding

public

sector

deposits,

the

average

cost

of

interest-bearing

checking

and

saving

accounts

for

the
second quarter of 2023 was 0.67%, compared to 0.17% for the same period a year ago.
-
An $11.8

million increase

in interest

expense on

time deposits,

excluding brokered

CDs, mainly

associated with

higher
rates

paid

in

the

second

quarter

of

2023

on

new

issuances

and

renewals

also

associated

with

the

higher

interest

rate
environment.

The average

cost of

time deposits

in the

second quarter

of 2023,

excluding brokered

CDs, increased

180
basis points to 2.50% when compared to the same period in 2022

.
-
A $3.4

million increase

in interest

expense on

brokered CDs,

of which

$2.5 million

was associated

with the

increase of
$256.8 million in the average balance.
● A $6.0 million net increase in interest expense on borrowings, including:
-
A $5.0

million increase

in interest

expense on

advances from

the FHLB,

of which

$3.0 million

was associated

with an
increase

of

$334.2

million

in

the

average

balance

to

increase

available

cash

as

a

precautionary

measure

in

the

first
quarter of 2023, and $2.0 million was associated with new FHLB advances at higher interest rates.

- A
$1.7

million

increase

in

interest

expense

on

other

long-term

borrowings,

driven

by

the

upward

repricing

of

junior
subordinated debentures tied to the increase in the three-month LIBOR index.
-

A

$0.7

million

decrease

in

interest

expense

on

repurchase

agreements,

mainly

driven

by

a

reduction

in

the

average
balance of $98.6 million, partially offset by a higher average cost of funds in the second quarter of 2023.

Net interest

income amounted

to $400.7

million for

the six-month

period ended

June 30, 2023,

an increase

of $18.9

million, when
compared to $381.8 million for same period in 2022. The $18.9 million increase in net interest income was primarily due to:
● A $75.7 million increase in interest income on loans including:
-
A $50.1 million increase in

interest income on commercial and

construction loans, of which approximately

$49.5 million
was related

to

the effect

of higher

market

interest

rates

in the

upward repricing

of variable-rate

loans

and

in new

loan
originations,

and

approximately

$5.4

million

was

related

to

the

$220.6

million

increase

in

the

average

balance

of

this
portfolio (excluding

SBA PPP

loans). These

variances were

partially offset

by a

reduction in

interest income

from SBA
PPP

loans.

The

interest

income

recognized

from

SBA

PPP

loans

for

the

six-month

periods

ended

June

30,

2023

and
2022, amounted to $0.3 million and $5.1 million, respectively.
As of June 30, 2023, the

interest rate on approximately 54% of

the Corporation’s

commercial and construction loans was
tied to variable

rates, with 29%

based upon LIBOR

or SOFR of

3 months or

less, 13% based

upon the Prime

rate index,
and

12%

based

on

other

indexes.

For

the

six-month

period

ended

June

30,

2023,

the

average

one-month

LIBOR
increased 424

basis points,

the average

three-month LIBOR

increased 414

basis points,

the average

three-month SOFR
increased 413 basis points,

and the average Prime

rate increased 431 basis points,

compared to the average

rates for such
indexes during the same period of the prior year.
-
A $26.8 million increase in interest

income on consumer loans and finance

leases, primarily driven by the $426.5

million
increase

in the

average

balance of

this portfolio,

which

increased interest

income

by approximately

$20.6

million,

and
the approximately

$6.1 million

increase in

interest income

associated with

the positive

effects of

higher market

interest
rates on new consumer loan originations and the repricing of the credit cards portfolio

.
Partially offset by:
- A
$1.2

million

decrease

in

interest

income

on

residential

mortgage

loans,

primarily

related

to

the

$104.5

million
reduction in

the average

balance of

this portfolio,

which resulted

in an

approximate

decrease of

$2.7 million

in interest
income,

partially

offset

by

the

positive

effect

of

new

loan

originations

at

higher

current

market

interest

rates,

which
resulted in an approximate increase of $1.6 million in the first six months of

2023.
●
A $8.8

million

increase

in interest

income

from

interest-bearing

cash balances,

which

consisted primarily

of

cash balances
deposited at

the FED,

mainly due

to the

effect of

higher market

interest rates,

partially offset

by the

impact of

a $1.2

billion
decrease in the average balance of interest-bearing cash.
● A
$3.6 million increase in interest income on investment securities, mainly driven by:
-
A

$2.7

million

increase

in

interest

income

on

Puerto

Rico

municipal

bonds,

mainly

due

to

the

upward

repricing

of
variable-rate bonds, partially offset by the impact of

a $12.3 million reduction in the average balance.
-
A $1.5

million

increase

in

interest income

on

U.S. government

and

agencies

debt

securities, mainly

driven

by

higher-
yielding securities purchased late in the second quarter of 2022.
-
A $0.8

million increase

in dividend

income from

FHLB stock,

mainly driven

by a

higher average

balance tied

with the
increase in FHLB advances taken as a precautionary measure in the first quarter of 2023.
Partially offset by:
-
A $1.4

million decrease

in interest

income on

U.S. agencies

MBS, of

which $2.4

million was

associated with

a $251.4
million

decrease

in

the

average

balance

of

this

portfolio,

partially

offset

by

a

$1.0

million

increase

associated

with

a
lower

level

of premium

amortization

expense

due

to changes

in

anticipated

prepayments

and

the positive

effects

from
higher-yielding U.S. agencies MBS purchased in the second quarter of

2022.

Partially offset by:
● A $56.1 million increase in interest expense on interest-bearing deposits, including:
-
A $33.5

million increase

in interest

expense on

interest-bearing checking

and saving

accounts, driven

by an

increase of
approximately

$35.7 million

associated with

higher interest

rates paid

in the

first half

of 2023

as a

result of

the overall
higher interest

rate environment,

partially offset

by a decrease

of approximately

$2.2 million

resulting from

a decline of
approximately $888.5 million in the average balance of these deposits.
-
An $18.1

million increase

in interest

expense on

time deposits,

excluding brokered

CDs, mainly

associated with

higher
rates

paid

in

the

first

half

of

2023

on

new

issuances

and

renewals

also

associated

with

the

higher

interest

rate
environment.

The average

cost of

time deposits

in the

first

half of

2023,

excluding

brokered CDs,

increased

147

basis
points to 2.20% when compared to the same period in 2022.
-
A $4.5

million increase

in interest

expense on

brokered CDs,

of which

$2.9 million

was associated

with the

increase of
$166.4 million in the average balance and $1.6 million was associated to the overall higher interest rate environment.
● A $13.1 million net increase in interest expense on borrowings, including:
-
An $11.1

million increase in interest

expense on advances from

the FHLB, of which $7.0

million was associated with

an
increase

of

$381.4

million

in

the

average

balance

to

increase

available

cash

as

a

precautionary

measure

in

the

first
quarter of 2023, and $4.1 million was associated with new FHLB advances at higher interest rates.

-
A

$3.8

million

increase

in

interest

expense

on

other

long-term

borrowings,

driven

by

the

upward

repricing

of

junior
subordinated debentures tied to the increase in the three-month LIBOR index.
Partially offset by:
-
A

$1.8

million

decrease

in

interest

expense

on

repurchase

agreements,

mainly

driven

by

a

reduction

in

the

average
balance of $124.2 million,

which resulted in an approximate

reduction of $2.7 million in

interest expense, partially offset
by a $0.9

million increase in

interest expense associated

with new short

-term repurchase agreements

entered into during
2023 at higher interest rates.
Net interest

margin for

the second

quarter of

2023 increased

to 4.23%,

compared to

4.00% for

the same

period in

2022, and

by 38
basis

points

to

4.29%

for

the

first

six

months

of

2023,

compared

to

3.91%

for

the

same

period

of

2022.

The

net

interest

margin
increase

primarily

reflects

the

upward

repricing

of

variable-rate

commercial

loans,

the

growth

in

higher

yielding

loans,

primarily
consumer loans, and the change in asset mix, reflecting a higher proportion of higher-yielding assets in the 2023

periods. These factors
were partially offset by an increase in the average cost of interest-bearing liabilities.

Provision for Credit Losses
The provision

for credit

losses consists of

provisions for

credit losses on

loans and

finance leases,

unfunded loan

commitments, as
well as the debt securities portfolio. The principal changes in the provision for credit losses by main categories follow:
Provision for credit losses for

loans and finance leases
The provision

for credit

losses for

loans and

finance leases

was $20.8

million for

the second

quarter of

2023, compared

to $12.7
million for the second quarter of 2022. The variances by major portfolio category were as follows:
●
Provision

for

credit

losses

for

the

commercial

and

construction

loan

portfolio

was

$10.2

million

for

the

second

quarter

of
2023,

compared to

$0.3 million

for the

second quarter

of 2022.

The expense

recognized during

the second

quarter of

2023
was mainly due to a deterioration in the forecasted CRE price index and the increase in size of this portfolio.
●
Provision

for

credit

losses for

the

consumer

loans

and finance

leases portfolio

was

$14.1

million

for

the second

quarter

of
2023,

compared

to

$15.2

million

for

the

second

quarter

of

2022.

The

decrease

was

primarily

related

to

updates

in
macroeconomic variables, such as the unemployment rate.
●
Provision for

credit losses for

the residential

mortgage loan portfolio

was a net

benefit of $3.5

million for the

second quarter
of

2023,

compared

to

a net

benefit

of

$2.8

million

for

the second

quarter

of 2022.

The higher

net

benefit

recorded

for the
second quarter of 2023

was primarily related to updates in the projection

of certain forecasted macroeconomic variables, such
as the Regional Home Price Index.
The provision for credit losses

for loans and finance leases was an

expense of $37.0 million for

the first half of 2023, compared to

a
net benefit of $4.3 million for the same period in 2022. The variances by major portfolio category were as follows:
●
Provision

for credit

losses for

the commercial

and

construction loan

portfolio

was an

expense of

$10.7

million for

the first
half of 2023, compared

to a net benefit

of $22.8 million for

the same period of

2022. The expense

recognized during the first
half

of

2023

was mainly

due

to

a

deterioration

in the

forecasted

CRE price

index,

a

$6.2

million

charge

associated

with

a
nonaccrual commercial

and industrial participated

loan in the Florida

region in the

power generation industry

and, to a

lesser
extent, portfolio growth.

Meanwhile, the net benefit recorded during the

first six months of 2022 mainly reflects reductions

in
qualitative

reserves

associated

with

reduced

COVID-19

uncertainties,

partially

offset

by

reserve

builds

related

to
uncertainties regarding the macroeconomic outlook.
●
Provision

for

credit losses

for

the

residential

mortgage

loan portfolio

was a

net

benefit

of $3.4

million

for

the

first half

of
2023,

compared to

a net

benefit of

$7.7 million

for the

same period

of 2022.

The net

benefit recorded

for both

periods was
primarily related to

a continued favorable

economic outlook in

the projection of

certain forecasted macroeconomic

variables,
such as the Regional Home Price Index.
●
Provision

for

credit losses

for

the consumer

loans and

finance leases

portfolio

was $29.7

million

for

the first

half of

2023,
compared

to

$26.2

million

for

the

same

period

of

2022.

The

increase

primarily

reflects

the

increase

in

the

size

of

the
consumer

loan

portfolios

and

the

increase

in

historical

charge-off

levels

in

all

major

portfolio

classes,

partially

offset

by
updates in macroeconomic variables, such as the unemployment rate.

Provision for credit losses for

unfunded loan commitments
The provision

for credit losses

for unfunded

commercial and construction

loan commitments and

standby letters of

credit was $0.7
million

and

$0.6

million

for

the second

quarter

and

the

first half

of

2023,

respectively,

compared

to $0.8

million

and

$0.7

million,
respectively, for the

same periods in 2022.
Provision for credit losses for

held-to-maturity and available-for-sale debt

securities
The provision for credit losses

for held-to-maturity debt securities was

$0.8 million and $0.1 million

for the second quarter and first
half of 2023, respectively,

compared to a net benefit

of $3.4 million and an

expense of $0.3 million,

respectively, for

the same periods
of

2022.

The

increase

in

the

provision

recorded

during

the

second

quarter

and

the

first

half

of

2023

was

mostly

driven

by

higher
exposure risk associated with the rising interest rate environment.
The

provision

for

credit

losses

for

available-for-sale

debt

securities

was

a

net

benefit

of

$16

thousand

and

$25

thousand

for

the
second quarter

and first

half of

2023, respectively,

compared to

a net

benefit of

$35 thousand

and $0.4

million, respectively,

for the
same periods in 2022.

Non-Interest Income
Non-interest

income amounted

to $36.3

million for

the second

quarter of

2023, compared

to $30.9

million for

the same

period in
2022.

Non-interest income

for the second

quarter of

2023 includes the

$3.6 million

gain recognized

from a legal

settlement,

included
as part

of other

non-interest income

,

and the

$1.6 million

gain on

the repurchase

of $21.4

million in

junior subordinated

debentures,
included as part of gain on early extinguishment of debt.

See “Non-GAAP Financial Measures and Reconciliations” in this MD&A for further information. On a non-GAAP basis, excluding the effect of these Special Items, adjusted non-interest income increased by

$0.2
million primarily due to:
●
A $1.0

million

net increase

in adjusted

other non

-interest income

including:

(i) a

$0.8 million

benefit

recognized

during
the second

quarter of

2023

in relation

to purchased

income tax

credits realized;

(ii) $0.3

million

in debit

card incentives
collected during

the second

quarter of

2023; (iii)

a $0.3

million increase

related to

higher unused

loan commitment

fees;
and (v) a $0.6 million decrease in net gains on fixed assets.
●
A $0.8

million

increase

in card

and

processing

income

mainly

related

to higher

interchange

income

received

during

the
second quarter of 2023.
Partially offset by:
●
A $1.2 million decrease

in revenues from mortgage

banking activities, mainly driven

by a decrease in

the net realized gain
on sales

of residential

mortgage loans

in the

secondary market

due to

a lower

volume of

sales and

lower margins.

During
the second quarters of

2023 and 2022, net realized

gains of $0.9 million

and $2.2 million, respectively,

were recognized as
a

result

of

GNMA

securitization

transactions

and

whole

loan

sales to

U.S.

GSEs

amounting

to

$51.8

million

and

$64.2
million, respectively.
● A $0.2 million decrease in insurance commission income.
●
A$0.2 million decrease in service in charges and fees on deposits accounts

.
Non-interest

income for

the six-month

period ended

June 30,

2023 amounted

to $68.8

million, compared

to $63.8

million for

the
same period

in 2022.

On a

non-GAAP basis,

excluding the

effect of

the aforementioned

Special Items,

adjusted non-interest

income
decreased by $0.2 million primarily due to:
●
A $3.6 million decrease

in revenues from mortgage

banking activities, mainly driven

by a decrease in

the net realized gain
on sales

of residential

mortgage loans

in the

secondary market

due to

a lower

volume of

sales and

lower margins.

During
the first six months

of 2023 and

2022, net gains

of $2.0 million

and $5.7 million,

respectively,

were recognized as

a result
of GNMA

securitization transactions

and whole

loan sales

to U.S.

GSEs amounting

to $89.2

million and

$158.1 million,
respectively.
●
A

$0.6

million

decrease

in

insurance

commission

income,

mainly

due

to

lower

contingent

commissions

recognized

in
2023.
Partially offset by:
●
A

$2.1

million

increase

in

card

and

processing

income

mainly

related

to

higher

interchange

income

during

the

first

six
months of 2023.
●
A $1.9

million

net

increase

in

adjusted

other

non-interest

income

including:

(i)

a $1.0

million

increase

related

to higher
benefit recognized in relation to

purchased income tax credits realized

;

(ii) a $0.6

million increase related to higher

unused
loan commitment

fees; (iii)

$0.3 million

in debit

card incentives

collected during

the second

quarter of

2023; (iv)

a $0.3
million

increase

in

unrealized

gains

on

marketable

equity

securities;

and

(v)

a

$0.2

million

increase

in

fees

and
commissions from insurance referrals;

partially offset by a $0.7 million decrease in net gains on fixed assets.

Non-Interest Expenses
Non-interest

expenses for

the quarter

ended June

30, 2023

amounted

to $112.9

million, compared

to $108.3

million for

the same
period in

2022. The

efficiency ratio

for the

second quarter of

2023 was

47.83%, compared

to 47.69% for

the second

quarter of

2022.
On a

non-GAAP basis,

excluding the

aforementioned Special

Items,

the adjusted

efficiency ratio

for the

second quarter

of 2023

was
48.91%. The $4.6 million increase in non-interest expenses was primarily due to:
● A
$3.0

million

increase

in

employees’

compensation

and

benefits

expenses,

mainly

driven

by

annual

salary

merit
increases,

higher stock-based compensation expense, and higher medical insurance premium costs.
●
A

$1.0

million

increase

in

other

non-interest

expenses,

in

part

due

to

an

increase

in

charges

for

legal

and

operational
reserves and an increase of $0.5 million in net periodic cost of pension plans.

● A
$0.7 million increase in credit and debit card processing fees, mainly due to higher credit card assessment fees.
● A
$0.6 million

increase in

the FDIC deposit

insurance expense,

driven by

the two basis

points increase

on the initial

base
deposit insurance assessment rate that came into effect during the first quarter of 2023.
●
A $0.4 million increase in taxes, other than income taxes, primarily related to higher license fees.

Partially offset by:
● A
$0.5 million

increase in

net gains

on OREO

operations,

mainly driven

by an

increase in

net realized

gains on

sales of
OREO properties, primarily residential properties in the Puerto Rico region

.
● A
$0.4

million

decrease

in

occupancy

and

equipment

expenses,

primarily

reflecting

reductions

in

depreciation

charges,
energy costs, and maintenance charges.
●
A $0.4 million decrease in professional service fees, mainly due to a decrease in outsourced technology service fees.
Non-interest expenses for

the first six months

of 2023 amounted

to $228.2 million, compared

to $215.0 million for

the same period
in 2022.

The efficiency ratio

for the first

six months of

2023 was 48.60%,

compared to 48.25%

for the first

six months of

2022. On a
non-GAAP

basis,

excluding

the

aforementioned

Special

Items,

the

adjusted

efficiency

ratio

for

the

first

six

months

of

2023

was
49.15%. The $13.2 million increase in non-interest expenses was primarily due to:
● A
$9.9 million increase in employees’

compensation and benefits expenses, mainly driven

by annual salary merit increases
and

an

increase

in

bonuses,

medical

insurance

premium

costs,

stock-based

compensation

expense,

and

payroll

taxes,
partially offset by higher deferral of loan origination costs.
● A $1.9 million increase in credit and debit card processing expenses.
●
A

$1.5

million

increase

in

other

non-interest

expenses,

in

part

due

to

an

increase

in

charges

for

legal

and

operational
reserves and an increase of $0.9 million in net periodic cost of pension plans

.

● A
$1.2 million

increase in

the FDIC deposit

insurance expense,

driven by

the two basis

points increase

on the initial

base
deposit insurance assessment rate that came into effect during the first quarter of 2023.
● A
$0.9 million increase in professional service fees, driven by an increase in outsourced technology service fees.
● A
$0.6 million increase

in business promotion

expenses, mainly resulting

from higher advertising

and marketing expenses
associated with the commemoration of the 75th anniversary of the

Bank.
●
A $0.5 million

increase in taxes,

other than income

taxes, primarily

related to higher

license fees, sales

and use taxes,

and
property taxes.

Partially offset by:
● A
$1.8 million

increase in

net gains

on OREO

operations,

mainly driven

by an

increase in

net realized

gains on

sales of
OREO properties,

primarily residential properties in the Puerto Rico region.
● A
$1.6

million

decrease

in

occupancy

and

equipment

expenses,

primarily

reflecting

reductions

in

depreciation

charges,
rental expenses, and energy costs.
Income Taxes
For the second quarter of 2023, the Corporation recorded an income tax expense of $30.3 million, compared to $34.1 million for the same period in

2022. For the

first six months of

2023, the Corporation

recorded an income

tax expense of

$62.2 million, compared

to
$77.1

million

for

the

same

period

in

2022.

The

decrease

in

income

tax

expense

for

the

quarter

and

first

six

months

of

2023,

as
compared

to the

same periods

a year

ago, was

mainly related

to lower

pre-tax income

and a

higher proportion

of exempt

to taxable
income resulting in a lower effective tax rate.
The Corporation’s

estimated annual

effective

tax rate

in the

first six

months of

2023,

excluding entities

from

which a

tax benefit
cannot be recognized and discrete items, was 30.1%, compared to 31.7% for the first six months of 2022. See Note 17 - Income

Taxes,
to the unaudited consolidated financial statements herein

for additional information.
As of

June

30,

2023,

the

Corporation

had

a

deferred

tax

asset of

$153.9

million,

net

of a

valuation

allowance

of

$184.2

million
against the deferred tax

asset, compared to a

deferred tax asset of $155.6

million, net of a valuation

allowance of $185.5 million,

as of
December

31,

2022.

Income

tax

paid

for

the

six-month

period

ended

June

30,

2023

amounted

to

$82.2

million

compared

to

$15.3
million for

the same

period in

2022. The

increase is related

to the

full utilization

during 2022

of certain

deferred tax

assets related

to
NOLs that were available for regular income tax which decreased the amount due for income taxes.

FINANCIAL CONDITION AND OPERATING

ANALYSIS
Assets

The Corporation’s

total assets

were $19.2

billion as of

June 30, 2023,

an increase of

$518.0 million

from December

31, 2022. The
increase was primarily related to a $567.0 million

increase in cash and cash equivalents,

primarily interest-bearing deposits maintained
at

the

FED

aligned

with

the

overall

increase

in

government

and

time

deposits.

In

addition,

as

further

discussed

below,

total

loans
increased by $168.5 million. These variances were partially offset by a $186.3 million decrease in total investment securities.
Loans Receivable, including Loans Held for Sale
As of June 30, 2023,

the Corporation’s

total loan portfolio before

the ACL amounted to $11.7

billion, an increase of

$168.5 million
compared to

December 31, 2022.

In terms of

geography,

the growth consisted

of increases of

$220.7 million and

$37.9 million in

the
Puerto Rico

and Virgin

Islands regions,

respectively,

partially offset

by a $90.1

million decrease

in the

Florida region. On

a portfolio
basis, the

growth consi

sted of

increases of

$167.8 million

in consumer

loans, including

a $141.9

million increase

in auto

loans and
leases,

and

$52.2

million

in commercial

and

construction

loans,

partially

offset

by

a $51.5

million

decrease

in residential

mortgage
loans.
As of

June 30,

2023, the

loans in

the Corpo

ration’s

held-for-investment

portfolio was

comprised

of commercial

and construction
loans

(46%),

residential

real

estate

loans

(24%),

and

consumer

and

finance

leases

(30%).

Of

the

total

gross

loan

portfolio

held

for
investment of $11.7 billion as of June 30,

2023, the Corporation had credit risk concentration of approximately 79% in the Puerto Rico
region, 17% in the United States region (mainly in

the state of Florida), and 4% in the Virgin

Islands region, as shown in the following
table:

As of June 30, 2023 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,179,539 $ 172,771 $ 441,480 $ 2,793,790
Construction loans 65,427 3,792 94,779 163,998
Commercial mortgage loans 1,734,514 65,775 519,780 2,320,069
Commercial and Industrial loans 1,902,803 108,971 934,427 2,946,201

Total commercial loans
3,702,744 178,538 1,548,986 5,430,268
Consumer loans and finance leases 3,421,376 66,078 7,803 3,495,257

Total loans held for investment,

gross
$ 9,303,659 $ 417,387 $ 1,998,269 $ 11,719,315
Loans held for sale 14,094 201 - 14,295

Total loans, gross
$ 9,317,753 $ 417,588 $ 1,998,269 $ 11,733,610
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
$ 9,084,707 $ 379,767 $ 2,088,351 $ 11,552,825
Loans held for sale 12,306 - - 12,306

Total loans, gross
$ 9,097,013 $ 379,767 $ 2,088,351 $ 11,565,131

Residential Real Estate Loans
As of

June 30,

2023, the

Corporation’s

total residential

mortgage loan

portfolio, including

loans held

for sale,

decreased by

$51.5
million, as compared

to the balance as

of December 31, 2022.

The decline in the

residential mortgage loan portfolio

reflects decreases
of $56.7 million in the Puerto Rico region and

$6.9 million in the Virgin

Islands region, partially offset by an increase of

$12.1 million
in the Florida region.

The decline was driven by

repayments, foreclosures, and charge

-offs, which more

than offset the volume

of new
loan originations kept on the balance sheet.

The

majority

of

the

Corporation’s

outstanding

balance

of

residential

mortgage

loans

in

the

Puerto

Rico

and

the

Virgin

Islands
regions

as of

June 30,

2023 consisted

of fixed-rate

loans that

traditionally

carry higher

yields than

residential mortgage

loans in

the
Florida region. In

the Florida region,

approximately 42% of

the residential mortgage

loan portfolio consisted

of hybrid adjustable-rate
mortgages. In

accordance with

the Corporation’s

underwriting guidelines,

residential mortgage

loans are

primarily fully

documented
loans, and the Corporation does not originate negative amortization loans.
Commercial and Construction Loans
As of June

30, 2023, the

Corporation’s

commercial and construction

loan portfolio increased

by $52.2 million,

as compared to

the
balance as of December 31, 2022.

In

the

Puerto

Rico

region,

commercial

and

construction

loans

increased

by

$112.1

million,

as

compared

to

the

balance

as

of
December

31,

2022.

This

increase

was

driven

by

the

origination

of

several

loans,

including

five

commercial

relationships,

each

in
excess of $10

million, that increased

the portfolio amount

by $66.0 million

and a $60.3

million increase in

the outstanding balance

of
floor plan lines of credit.
In

the

Virgin

Islands

region,

commercial

and

construction

loans

increased

by

$40.1

million,

as

compared

to

the

balance

as

of
December 31, 2022. The increase was driven by the

utilization of $47.0 million of a new $100.0 million line

of credit facility extended
to a government public corporation.
In the Florida

region, commercial and

construction loans decreased

by $100.0 million,

as compared to

the balance as

of December
31, 2022. This decrease

reflected $90.4 million in

payoffs and paydowns of

five commercial and industrial

relationships in the Florida
region, each

in excess

of $10

million, including

the aforementioned

payoff of

a $24.3

million commercial

and industrial

participated
loan in the leisure and hospitality industry.
As

of

June

30,

2023,

the

Corporation

had

$174.9

million

outstanding

in

loans

extended

to

the

Puerto

Rico

government,

its
municipalities,

and

public

corporations,

compared

to

$169.8

million

as

of

December

31,

2022.

See

“Exposure

to

Puerto

Rico
Government” below for additional information.

The Corporation

also has credit

exposure to USVI

government entities.

As of June

30, 2023, the

Corporation had $78.9

million in
loans to

USVI government

public corporations,

compared to

$38.0 million

as of

December 31,

2022. The

increase in

loans to

USVI
government

public

corporations

was

driven

by

the

aforementioned

$47.0

million

line

of

credit

utilization.

See

“Exposure

to

USVI
Government” below for additional information.
As

of

June

30,

2023,

the

Corporation’s

total

commercial

mortgage

loan

exposure

amounted

to

$2.3

billion,

or

43%

of

the

total
commercial

loan

portfolio.

The commercial

mortgage

loan

portfolio

includes

an

exposure

to

office

real

estate amount

ing

to

$428.3
million ($384.3 million

and $44.0 million

in the Puerto Rico

and Florida regions,

respectively), of which

approximately $76.1 million
matures during the remainder of 2023 and 2024.
As

of

June

30,

2023,

the

Corporation’s

total

exposure

to

shared

national

credit

(“SNC”)

loans

(including

unused

commitments)
amounted to

$1.1 billion

as of each

of June

30, 2023

and December

31, 2022.

As of

June 30,

2023, approximately

$206.2 million

of
the

SNC

exposure

is

related

to

the

portfolio

in

the

Puerto

Rico

region

and

$847.4

million

is

related

to

the

portfolio

in

the

Florida
region.
Consumer Loans and Finance Leases
As of

June 30,

2023,

the Corporation’s

consumer

loan

and finance

lease portfolio

increased by

$167.8

million

to $3.5

billion,

as
compared

to

the

portfolio

balance

of

$3.3

billion

as

of

December

31,

2022.

This

increase

was

mainly

related

to

increases

of

$72.5
million

and

$69.4

million

in

the

finance

leases

and

auto

loans

portfolios,

respectively.

The

growth

in

consumer

loans

was

mainly
reflected in the Puerto Rico region across all portfolio classes.

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

the indicated periods:
Quarter Ended June 30,

Six-Month Period Ended June 30,

2023 2022 2023 2022
(In thousands)
Residential mortgage $ 115,251 $ 126,532 $ 192,553 $ 249,045
Construction 47,006 46,880 82,505 66,866
Commercial mortgage 42,384 205,720 131,076 333,705
Commercial and Industrial 550,574 622,714 1,106,456 1,113,010
Consumer 454,005 482,252 889,323 908,719

Total loan production
$ 1,209,220 $ 1,484,098 $ 2,401,913 $ 2,671,345
During the quarter

and six-month period

ended June 30,

2023, total loan

originations, including

purchases, refinancings, and

draws
from

existing

revolving

and

non-revolving

commitments,

amounted

to

approximately

$1.2

billion

and

$2.4

billion,

respectively,
compared to $1.5 billion and $2.7 billion, respectively,

for the comparable periods in 2022.
Residential mortgage

loan originations

for the

quarter and

six-month period

ended June

30, 2023

amounted to

$115.3 million

and
$192.6

million, respectively

,

compared

to $126.5

million

and $249.0

million, respectively,

for the

comparable periods

in 2022.

The
decrease of

$11.2

million in

the second

quarter of

2023, as

compared to

the same

period in

2022, reflects

declines of

$9.1 million

in
the

Puerto

Rico

region,

$1.3

million

in

the

Virgin

Islands

region,

and

$0.8

million

in

the

Florida

region.

For

the

six-month

period
ended June 30, 2023, the decrease

of $56.4 million consisted of declines

of $51.4 million in the Puerto Rico

region, $3.3 million in the
Florida

region,

and

$1.7

million

in

the

Virgin

Islands

region.

Approximately

58%

of

the

$150.0

million

residential

mortgage

loan
originations in the

Puerto Rico region during

the first half of

2023 consisted of

conforming loans, compared

to 59% of $201.4

million
for the

first half

of 2022.

The decrease

during the

first half

of 2023

is related

to a

lower volume

of conforming

loan originations

and
refinancings, in part due to a higher interest rate environment.
Commercial and

construction loan

originations (excluding

government loans)

for the

quarter and

six-month period

ended June

30,
2023

amounted

to

$563.6

million

and

$1.2

billion,

respectively,

compared

to

$860.9

million

and

$1.5

billion,

respectively,

for

the
comparable periods

in 2022.

The decrease

of $297.3

million in

the second

quarter of

2023, as

compared to

the same

period in

2022,
reflects

declines

of

$158.2

million

in

the

Florida

region,

$124.8

million

in

the

Puerto

Rico

region,

and

$14.3

million

in

the

Virgin
Islands

region.

Commercial

loan

originations

for

the

second

quarter

of

2022

include

three

commercial

mortgage

loans

over

$10
million originated

in the Puerto Rico

region totaling $53.8

million and two

commercial mortgage loans

over $10 million

originated in
the Florida

region

totaling

$37.3 million.

For the

first six

months

of 2023,

the decrease

of $258.2

million

consisted

of decreases

of
$213.3 million in the Florida region, $31.1 million in the Puerto Rico region, and

$13.8 million in the Virgin

Islands region.

Government

loan

originations

for

the

quarter

and

six-month

period

ended

June

30,

2023

amounted

to

$76.3

million

and

$83.6
million, respectively,

compared to $14.4 million and $18.9 million, respectively,

for the comparable periods in 2022. Government loan
originations

during

the

first

half

of

2023

were

mainly

related

to

the

aforementioned

line

of

credit

utilization

in

the

Virgin

Islands
region,

a

loan

to

an

agency

of

the

Puerto

Rico

government

for

a

low-income

housing

project,

and

the

utilization

of

an

arranged
overdraft line of credit of a government entity

in the Virgin

Islands region. On the other hand, government loan

originations during the
first half

of 2022 were mainly

related to

the renewal

of a

municipal loan

in the

Puerto Rico

region and

the utilization

of the

arranged
overdraft line of credit of a government entity in the Virgin

Islands region.

Originations of auto

loans (including finance

leases) for the quarter

and six-month period

ended June 30,

2023 amounted to

$250.3
million and

$495.4 million,

respectively,

compared to

$269.5 million

and $530.8

million, respectively,

for the

comparable periods

in
2022. The

decrease in

the second

quarter of

2023, as

compared to

the same

quarter of

2022, consisted

of a

$21.2 million

decrease in
the Puerto

Rico region,

partially offset

by a $2.0

million increase in

the Virgin

Islands region.

The decrease

in the first

six months

of
2023, as

compared to

the same

period of

the previous

year, consisted

of a

$38.7 million

decrease in

the Puerto

Rico region,

partially
offset by a $3.3

million increase in the Virgin

Islands region. Other consumer

loan originations,

other than credit cards,

for the quarter
and six-month period ended June

30, 2023 amounted to $77.7 million

and $149.6 million, respectively,

compared to $87.2 million and
$142.8 million,

respectively,

for the

comparable periods

in 2022.

The utilization

activity on

the outstanding

credit card

portfolio

for
the

quarter

and

six-month

period

ended

June

30,

2023

amounted

to

$125.9

million

and

$244.3

million,

respectively,

compared

to
$125.6 million and $235.0 million, respectively,

for the comparable periods in 2022.

Investment Activities
As

part

of

its

liquidity,

revenue

diversification,

and

interest

rate

risk

management

strategies,

First

BanCorp.

maintains

a

debt
securities portfolio classified as available for sale or held to maturity.

The Corporation’s

total available-for

-sale debt

securities portfolio

as of

June 30,

2023 amounted

to $5.4

billion, a

$166.2 million
decrease from

December 31, 2022

.

The decrease was

mainly driven

by repayments of

approximately $200.4

million of U.S.

agencies
MBS and

debentures,

partially

offset

by a

$32.4

million increase

in fair

value attributable

to changes

in market

interest rates.

As of
June 30, 2023, the

Corporation had a net

unrealized loss on available-for-sale

debt securities of $765.8

million. This unrealized loss

is
attributable to

instruments on book

s

carrying a lower

interest rate than

market rates. The

Corporation expects

that this unrealized

loss
will reverse over time and it is likely that it will not be required to sell the securities before their anticipated recovery.

The Corporation
expects the portfolio will

continue to decrease and

the accumulated other comprehensive

loss will decrease accordingly,

excluding the
impact of market interest rates.
As

of

June

30,

2023,

substantially

all

of

the

Corporation’s

available-for-sale

debt

securities

portfolio

was

invested

in

U.S.
government and agencies

debentures and fixed-rate

GSEs’ MBS. In

addition, as of

June 30, 2023,

the Corporation held

a bond issued
by the

PRHFA,

classified as

available

for sale,

specifically a

residential pass-through

MBS in

the aggregate

amount of

$3.3 million
(fair

value

-

$2.1

million).

This

residential

pass-through

MBS

issued

by

the

PRHFA

is

collateralized

by

certain

second

mortgages
originated under a program

launched by the Puerto

Rico government in 2010

and had an unrealized

loss of $1.1 million

as of June 30,
2023,

of which

$0.3

million

is due

to credit

deterioration.

During

2021,

the Corporation

placed

this instrument

in nonaccrual

status
based on the delinquency status of the underlying second mortgage loans collateral.
As

of

June

30,

2023,

the

Corporation’s

held-to-maturity

debt

securities

portfolio,

before

the

ACL,

decreased

to

$424.7

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
revenues. As of June 30, 2023, approximately

74% of the Corporation’s

municipal bonds consisted of obligations issued by four

of the
largest

municipalities

in

Puerto

Rico.

The

municipalities

are

required

by

law

to

levy

special

property

taxes

in

such

amounts

as

are
required for the

payment of all of

their respective general

obligation bonds and

loans. Given the

uncertainties as to the

effects that the
fiscal position

of the

Puerto Rico

central government,

and the measures

taken, or

to be

taken, by other

government entities

may have
on municipalities,

and the

higher interest

rate environment,

the Corporation

cannot be

certain whether

future charges

to the

ACL on
these securities will be required.

As of June 30, 2023, the ACL

for held-to-maturity debt securities was

$8.4 million, compared to

$8.3
million as of December 31, 2022.
See

“Risk Management

–

Exposure

to Puerto

Rico

Government”

below

for

information

and

details

about

the Corporation’s

total
direct

exposure

to the

Puerto Rico

government,

including municipalities

,

and

“Credit

Risk Management”

below

for the

ACL of

the
exposure to Puerto Rico municipal bonds.

The following table presents the carrying values of investments as of the indicated dates:
June 30, 2023 December 31, 2022
(In thousands)
Money market investments $ 1,000 $ 2,025
Available-for-sale

debt securities, at fair value:
U.S. government and agencies obligations 2,515,097 2,492,228
Puerto Rico government obligations 2,111 2,201
MBS:

Residential
2,759,697 2,941,458

Commercial
156,464 163,133
Other - 500
Total available-for-sale

debt securities, at fair value
5,433,369 5,599,520
Held-to-maturity debt securities, at amortized cost:
MBS:

Residential
155,690 166,739

Commercial
102,912 105,088
Puerto Rico municipal bonds 166,124 165,710

ACL for held-to-maturity Puerto Rico municipal bonds
(8,401) (8,286)
Total held-to-maturity

debt securities
416,325 429,251
Equity securities, including $34.7 million and $42.9 million of FHLB stock as of June 30,

2023 and December 31, 2022, respectively
48,101 55,289
Total money market

investments and investment securities
$ 5,898,795 $ 6,086,085

The carrying values of debt securities as of June 30, 2023 by contractual maturity

(excluding MBS), are shown below:
Carrying Amount
Weighted-Average

Yield %
(Dollars in thousands)
U.S. government and agencies obligations:
Due within one year $ 246,038 0.44
Due after one year through five years 2,247,794 0.84
Due after five years through ten years 10,400 3.16
Due after ten years 10,865 5.38
2,515,097 0.83
Puerto Rico government and municipalities obligations:
Due within one year 1,205 5.90
Due after one year through five years 42,736 6.93
Due after five years through ten years 56,160 7.44
Due after ten years 68,134 8.14
168,235 7.59
MBS
3,174,763 1.70
ACL on held-to-maturity debt securities (8,401) -
Total debt securities
$ 5,849,694 1.48

Net

interest

income

in

future

periods

could

be

affected

by

prepayments

of

MBS.

Any

acceleration

in

the

prepayments

of

MBS
purchased

at

a

premium
would

lower

yields

on

these

securities,

since

the

amortization

of

premiums

paid

upon

acquisition

would
accelerate. Conversely,

acceleration of the

prepayments of MBS would

increase yields on

securities purchased at

a discount, since

the
amortization

of

the

discount

would

accelerate.

These

risks

are

directly

linked

to

future

period

market

interest

rate

fluctuations.

Net
interest income in future periods might also be affected

by the Corporation’s investment

in callable securities. As of June 30, 2023, the
Corporation had

approximately $1.9

billion in

callable debt securities

(U.S. agencies

debt securities)

with an

average yield

of 0.78%,
of which

approximately 60%

were purchased

at a discount

and 3% at

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

Business

Group

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

The MIALCO has

developed contingency funding

plans for the

following
three

scenarios:

a

credit rating

downgrade,

an

economic

cycle downturn

event,

and

a

concentration

event.

The

Board’s

Asset and
Liability Committee reviews and approves these plans on an annual basis.
The

Corporation

manages

its

liquidity

in

a

proactive

manner

and

in

an

effort

to

maintain

a

sound

liquidity

position.

It

uses
multiple measures

to monitor

its liquidity

position, including

core liquidity,

basic liquidity,

and time-based

reserve measures.

Cash
and cash equivalents

amounted to $1.0 billion

as of June 30, 2023,

compared to $480.5 million

as of December 31,

2022. Free high-
quality liquid

securities that

could be

liquidated or

pledged within

one day

amounted to

$2.2 billion

as of

June 30,

2023, compared
to $3.1 billion as of December 31, 2022.

As of June 30, 2023, the estimated core liquidity

reserve (which includes cash and free high
quality

liquid

assets such

as U.S.

government

and GSEs

obligations

that could

be liquidated

or pledged

within one

day)

was $3.2
billion, or

16.70% of

total assets,

compared to

$3.5 billion,

or 19.02%

of total

assets as

of December

31, 2022.

The basic

liquidity
ratio

(which

adds

available

secured

lines

of

credit

to

the

core

liquidity)

was

approximately

21.82%

of

total

assets

as

of

June

30,
2023,

compared to 22.48% of total assets as of December 31, 2022.

As of June 30, 2023, in

addition to the aforementioned $3.2

billion in cash and free high

quality liquid assets, the Corporation

had
$980.9

million

available

for credit

with the

FHLB based

on

the value

of loan

collateral pledged

with the

FHLB. The

Corporation
also maintains

borrowing

capacity at

the FED

Discount

Window.

The Corporation

does not

consider borrowing

capacity from

the
FED Discount

Window

as a

primary

source of

liquidity but

had approximately

$1.4 billion

available for

funding under

the FED’s
Borrower-in-Custody (“BIC”) Program as of June 30, 2023

as an additional contingent source of liquidity.

Total loans pledged

to the
FED Discount Window

amounted to $2.4 billion as of

June 30, 2023. The Corporation also

does not rely on uncommitted inter-bank
lines of

credit (federal

funds lines)

to fund

its operations

and does

not include

them in

the basic

liquidity measure.

On a

combined
basis,

as

of

June

30,

2023,

the

Corporation

had

$5.6

billion

of

total

available

liquidity,

or

1.17x

of

uninsured

deposits

excluding
government deposits, to meet liquidity needs,

while maintaining a strong capital position.
Liquidity

at

the Bank

level

is highly

dependent

on

bank deposits,

which

fund

88.2%

of the

Bank’s

assets (or

86.3%

excluding
brokered CDs).

In addition,

as further

discussed below,

the Corporation

maintains a

diversified base

of readily

available wholesale
funding

sources,

including

advances

from

the

FHLB

through

pledged

borrowing

capacity,

securities

sold

under

agreements

to
repurchase,

and

access

to

CDs

through

brokers.

Funding

through

wholesale

funding

may

continue

to

increase

the

overall

cost

of
funding for the Corporation and impact the net interest margin.
As

a

provider

of

financial

services,

the

Corporation

routinely

enters

into

commitments

with

off-balance

sheet

risk

to

meet

the
financial

needs

of

its

customers.

These

financial

instruments

may

include

loan

commitments

and

standby

letters

of

credit.

These
commitments

are

subject

to

the

same

credit

policies

and

approval

processes

used

for

on-balance

sheet

instruments.

These
instruments involve, to varying degrees,

elements of credit and interest rate risk

in excess of the amount recognized in the

statements
of financial condition. As of June 30, 2023,

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
June 30,

2023
December 31, 2022
(In thousands)
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit:

Construction undisbursed funds
$ 189,458 $ 170,639

Unused credit card lines
955,292 936,231

Unused personal lines of credit

40,346 41,988

Commercial lines of credit
795,820 761,634

Letters of credit:

Commercial letters of credit
57,732 68,647

Standby letters of credit
8,267 9,160
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

approximately $3.9

billion as

of June

30,
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
Sources of Funding
The

Corporation

utilizes

different

sources

of

funding

to

help

ensure

that

adequate

levels

of

liquidity

are

available

when

needed.
Diversification of

funding sources is

of great importance

to protect the

Corporation’s

liquidity from

market disruptions. The

principal
sources of short-term

funding are deposits,

including brokered CDs.

Additional funding is

provided by short-

and long-term securities
sold under agreements

to repurchase and

lines of credit with

the FHLB. Consistent with

its strategy,

the Corporation has been

seeking
to add core deposits.

The

Asset and

Liability

Committee

reviews

credit availability

on a

regular basis.

The

Corporation

also

sells mortgage

loans

as a
supplementary source of

funding and has obtained

long-term funding in the past

through the issuance of

notes and long-term brokered
CDs. In

addition, the

Corporation also

maintains as

additional contingent

sources borrowing

capacity at

the FED’s

BIC Program

and
is enrolled in the FED’s Bank Term

Funding Program (“BTFP”).
While

liquidity

is

an

ongoing

challenge

for

all

financial

institutions,

management

believes

that

the

Corporation’s

available
borrowing capacity and

efforts to grow

core deposits will be

adequate to provide

the necessary funding

for the Corporation’s

business
plans in the foreseeable future.

The Corporation’s principal

sources of funding are discussed below:
Retail

core

deposits
–

The

Corporation’s

deposit

products

include

regular

savings

accounts,

demand

deposit

accounts,

money
market

accounts,

and

retail

CDs.

As

of

June

30,

2023,

the

Corporation’s

core

deposits,

which

exclude

government

deposits

and
brokered CDs, decreased by $247.0

million to $13.0 billion from $13.3 billion

as of December 31, 2022. The decrease was

primarily
related

to saving

and

checking

accounts

primarily

in the

Puerto

Rico and

Florida

regions. Notwithstanding,

these

reductions

were
partially offset

by an

increase in

time deposits,

including a

shift from

non-interest bearing

or low-interest

bearing products

to time
deposits,

driven

by

higher

rates

offered.

Over

the

last

year,

the

FED’s

policies

to

control

the

inflationary

economic

environment,
including

repeated

market

interest

rate

increases,

have

resulted

in

excess

liquidity

gradually

tapering

off

and

impacting

the
Corporation’s

core

deposit

balances

as

customers

continued

to

reallocate

cash

into

higher

yielding

alternatives.

Further

shift

may
continue

to

increase

the

overall

cost

of

funding

for

the

Corporation

and

impact

the net

interest

margin.

For

the

second

quarter

of
2023, the average balance per retail core deposit account was $26 thousand.
Government

deposits

–

As of

June 30,

2023,

the

Corporation had

$2.9

billion

of Puerto

Rico

public

sector deposits

($2.8

billion

in
transactional

accounts

and

$140.1

million

in

time

deposits),

compared

to

$2.3

billion

as

of

December

31,

2022.

The

increase

was
related

to

higher

balances

of

interest-bearing

transactional

accounts.

Government

deposits

are

insured

by

the

FDIC

up

to

the
applicable

limits and

the

uninsured

portions

is fully

collateralized.

Approximately

21%

of

the

public

sector

deposits

as of

June

30,
2023 were from municipalities and

municipal agencies in Puerto Rico

and 79% were from public corporations,

the central government
and agencies, and U.S. federal government agencies in Puerto Rico.
In addition, as of June 30, 2023, the Corporation

had $524.5 million of government deposits in the Virgin

Islands region (December
31, 2022 - $442.8 million) and $12.1 million in the Florida region (December

31, 2022 - $11.6 million).
The uninsured

portions

of government

deposits were

collateralized

by securities

and

loans with

an amortized

cost of

$3.7

billion
and

$3.1

billion

as

of

June

30,

2023

and

December

31,

2022,

respectively,

and

an

estimated

market

value

of

$3.3

billion

and

$2.7
billion,

respectively.

In

addition

to

securities

and

loans,

as of

June

30,

2023

and

December

31,

2022,

the

Corporation

used

$225.0
million and $200.0 million, respectively,

in letters of credit issued by the FHLB as pledges for public deposits in the Virgin

Islands.
Estimate of Uninsured

Deposits –
As of June

30, 2023 and December

31, 2022, the

estimated amount of

uninsured deposits totaled
$8.0

billion

and

$7.6

billion,

respectively,

generally

representing

the

portion

of

deposits

that

exceed

the

FDIC

insurance

limit

of
$250,000

and amounts

in any

other uninsured

deposit account.

The balances

presented as

of June

30, 2023

and December

31, 2022
include

the

uninsured

portion

of

fully

collateralized

government

deposits

which

amounted

to

$3.3

billion

and

$2.6

billion,
respectively.

Excluding

fully

collateralized

deposits,

$4.7

billion

of

these

deposits

are

uninsured,

which

represent

28.79%

of

total
deposits,

excluding brokered CDs, as of June 30, 2023, compared

to $4.9 billion, or 30.65% of total deposits,

excluding brokered CDs,
as

of

December

31,

2022.

The

increase

is

mostly

related

to

government

deposits,

which

are

fully

collateralized

as

previously
mentioned.

The

amount of

uninsured

deposits is

calculated

based on

the

same

methodologies

and assumptions

used for

our bank

regulatory
reporting requirements adjusted for cash held by wholly-owned subsidiaries at the Bank.

The following table presents by contractual maturities the amount of U.S. time deposits in excess of FDIC insurance limits (over
$250,000) and other time deposits that are otherwise uninsured as of June 30, 2023:
(In thousands)
3 months or
less
3 months to
6 months
6 months to
1 year Over 1 year Total
U.S. time deposits in excess of FDIC insurance
limits $ 254,158 $ 108,835 $ 225,068 $ 357,972 $ 946,033
Other uninsured time deposits $ 16,675 $ 10,763 $ 10,277 $ 6,546 $ 44,261
Brokered CDs

– Total brokered

CDs increased by $257.8 million to $363.6 million as of June

30, 2023, compared to $105.8 million as
of

December

31,

2022.

The increase

reflects

the

effect

of new

issuances

amounting

to $475.6

million

with

an all-in

cost

of

4.97%,
partially offset by

approximately $217.8 million

of maturing brokered

CDs, with an all-in

cost of 4.92%, that

were paid off during

the
first six months of 2023.

The average remaining term to maturity of the brokered CDs outstanding as of June 30, 2023 was approximately 1 year.

The increased

use of

brokered CDs

was primar

ily related

to short-term

funding in

our Florida

region, The

future use

of brokered
CDs

will

depend

on

multiple

factors

including

excess

liquidity

at

each

of

the

regions,

future

cash

needs

and

any

tax

implications.
Brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster than regular retail deposits.

Refer to

“Net Interest

Income” above

for information

about average

balances of

interest-bearing deposits

and the

average interest
rate paid on deposits, for the quarters and six-month periods ended

June 30, 2023 and 2022.
Securities

sold

under

agreements

to

repurchase

-
The

Corporation’s

investment

portfolio

is

funded

in

part

with

repurchase
agreements.

The Corporation’s

outstanding

short-term

securities sold

under repurchase

agreements

amounted

to $73.9

million

as of
June 30,

2023, compared

to $75.1

million as

of December

31, 2022.

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
Advances

from

the

FHLB

–
The

Bank

is

a

member

of

the

FHLB

system

and

obtains

advances

to

fund

its

operations

under

a
collateral

agreement

with

the

FHLB

that

requires

the

Bank

to

maintain

qualifying

mortgages

and/or

investments

as

collateral

for
advances taken.

As of

June 30,

2023, the

outstanding balance

of fixed-rate

FHLB advances

was $500.0

million, compared

to $675.0
million as

of December

31, 2022.

During the

six-month period

ended June

30, 2023,

the Corporation

added $300.0

million of

long-
term FHLB advances at an

average cost of 4.59%, and

repaid its short-term FHLB advances. Of

the $500.0 million in FHLB advances
as of June 30, 2023, $400.0 million were pledged

with investment securities and $100.0 million were pledged

with mortgage loans. As
of

June

30,

2023,

the

Corporation

had

$980.9

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
During the second quarter

of 2023, the Corporation completed

the repurchase of $21.4 million

of TRuPs of the FBP Statutory

Trust
I as

part of

a privately

-negotiated

transaction,

resulting

in a

commensurate

reduction

in the

related

floating

rate junior

subordinated
debentures. The purchase

price equated to 92.5%

of the $21.5 million

par value of the

TRuPs. The 7.5% discount

resulted in a gain

of
approximately $1.6 million, which

is reflected in the consolidated

statements of income as “Gain on

early extinguishment of debt.” As
of June 30,

2023 and December

31, 2022, the

Corporation had junior

subordinated debentures outstanding

in the aggregate amount

of
$161.7 million

and $183.8

million, respectively,

with maturity

dates ranging

from June

17, 2034

through September

20, 2034.

As of
June

30, 2023,

the Corporation

was current

on

all interest

payments

due

on its

subordinated

debt.

See

Note 11

–

Other Long-Term
Borrowings

and

Note

7

–

Non-Consolidated

Variable

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
The enhanced

capabilities improve

the Corporation’s

liquidity profile

as they

allow the

Corporation to

derive liquidity,

if needed,
from the sale

of mortgage loans

in the secondary

market. The U.S. (including

Puerto Rico) secondary

mortgage market is

still highly-
liquid, in

large part

because of

the sale

of mortgages

through guarantee

programs of

the FHA,

VA,

U.S. Department

of Housing

and
Urban Development (“HUD”), FNMA

and FHLMC. During the first

six months of 2023, loans

pooled into GNMA MBS amounted

to
approximately

$66.4

million.

Also,

during

the

first

six

months

of

2023,

the

Corporation

sold

approximately

$22.8

million

of
performing residential mortgage loans to FNMA.
The

FED

Discount

Window

is

a

cost-efficient

contingent

source

of

funding

for

the

Corporation

in

highly-volatile

market
conditions.

As

previously

mentioned,

although

currently

not

in

use,

as

of

June

30,

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

BIC Program, such
as FirstBank,

are eligible

to borrow

under the

BTFP.

In addition,

any eligible

collateral pledged

to the

discount window

can be

used
under the

BTFP.

The rate

for term

advances will

be the one

-year overnight

index swap

rate plus

10 basis points

and will be

fixed for
the term

of the

advance on

the day

the advance

is made.

As previously

mentioned, the

Corporation enrolled

in the

BTFP during

the
first quarter

of 2023

to further

diversify its

contingency funding

sources and

has approximately

$2.2 million

available for

funding as
of June 30, 2023.
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

Cash Flows
Cash and

cash equivalents

were $1.0

billion as

of June

30, 2023,

an increase

of $567.0

million

when compared

to December

31,
2022.

The following

discussion highlights

the major

activities and

transactions that

affected the

Corporation’s

cash flows

during

the
first six months of 2023 and 2022:

Cash Flows from Operating Activities
First BanCorp.’s

operating assets and

liabilities vary significantly

in the normal course

of business due to

the amount and timing

of
cash flows.

Management believes

that cash

flows from

operations, available

cash balances,

and the

Corporation’s

ability to

generate
cash through

short and long-term

borrowings will be

sufficient to

fund the Corporation’s

operating liquidity

needs for the

foreseeable
future.
For

the

first

six

months

of

2023

and

2022,

net

cash

provided

by

operating

activities

was

$166.5

million

and

$219.6

million,
respectively.

Net cash

generated from

operating activities

was higher

than reported

net income

largely as

a result

of adjustments

for
non-cash items such

as depreciation and

amortization, deferred income

tax expense and

the provision for credit

losses, as well as cash
generated from sales and repayments of loans held for sale.
Cash Flows from Investing Activities
The Corporation’s

investing activities primarily

relate to originating

loans to be

held for investment,

as well as

purchasing, selling,
and repaying available

-for-sale and held-to-maturity

debt securities. For

the six-month period

ended June 30,

2023, net cash

provided
by

investing

activities

was

$25.0 million,

primarily

due

to repayments

of available

-for-sale

and

held-to-maturity debt

securities

and
proceeds from sales of repossessed assets, partially offset

by net disbursements on loans held for investment.

For the six-month

period ended June

30, 2022, net

cash used in

investing activities

was $557.7

million, primarily

due to purchases
of U.S.

agencies

debentures

and

MBS,

and

net

disbursements

on

loans

held

for

investment,

partially

offset

by

repayments

of

U.S.
agencies MBS.

Cash Flows from Financing Activities
The Corporation’s

financing activities

primarily

include the

receipt of

deposits and

the issuance

of brokered

CDs, the

issuance of
and payments

on long-term

debt, the

issuance of

equity instruments,

return of

capital, and

activities related

to its

short-term funding.
For

the

six-month

period

ended

June

30,

2023,

net

cash

provided

by

financing

activities

was

$375.5

million,

mainly

reflecting

a
$675.9 million

net increase

in deposits,

partially offset

by a

$196.0 million

net decrease

in borrowings

and $104.4

million of

capital
returned to stockholders.

For

the

first

six

months

of

2022,

net

cash

used

in

financing

activities

was

$941.5

million,

mainly

reflecting

a

net

decrease

in
deposits, the repayment at maturity of a $100 million repurchase agreement,

and $196.0 million of capital returned to stockholders.

Capital
As of June 30, 2023, the Corporation’s

stockholders’ equity was $1.4 billion, an increase of $72.5

million from December 31, 2022.
The growth was

driven by the earnings

generated in the first

half of 2023

and the $32.4

million increase in

the fair value of

available-
for-sale debt securities recorded as

part of accumulated other comprehensive

loss in the consolidated statements of

financial condition,
as a

result of

changes in

market interest

rates, partially

offset by

common stock

dividends

declared in

the first

half of

2023 totaling
$50.7

million

or

$0.28

per

common

share,

the

repurchase

of

3.6

million

shares

of

common

stock

for

a

total

purchase

price

of
approximately $50.0 million,

and the $1.3 million impact to retained

earnings related to the adoption of

Accounting Standards Update
(“ASU”)

2022-02,

“Financial

Instruments

–

Credit

Losses

(Topic

326):

Troubled

Debt

Restructurings

and

Vintage

Disclosures”
during

the

first

quarter

of

2023.

See

Note

1

–

Basis

of

Presentation

and

Significant

Accounting

Policies

for

additional

information
related to the adoption of ASU 2022-02.
On July 24,

2023, the Corporation’s

Board declared a

quarterly cash dividend

of $0.14 per common

share payable on

September 8,
2023

to

shareholders

of

record

at

the

close

of

business

on

August

24,

2023.

The

Corporation

intends

to

continue

to

pay

quarterly
dividends

on

common

stock.

The

Corporation’s

common

stock

dividends,

including

the

declaration,

timing

and

amount,

remain
subject to the consideration and approval by the Corporation’s

Board at the relevant times.
On July

24, 2023,

the Corporation

announced that

its Board

of Directors

approved a

new stock

repurchase program,

under which
the Corporation

may repurchase

up to

$225 million

of its

outstanding common

stock, which

it expects

to execute

through the

end of
the third quarter of 2024.

The Corporation

expects to repurchase

approximately $150 million

in common stock

during the second

half of 2023,

of which $75
million relates to

the remaining amount

of the $350

million stock repurchase

program announced

on April 27,

2022 that was resumed
in July 2023.

The Corporation expects

to fully utilize this

remaining authorization during

the third quarter of

2023. From July

1, 2023
through August

1, 2023, the

Corporation repurchased

approximately 1.5

million shares of

common stock

for a total

purchase price

of
$19.5 million.

Repurchases under

the programs

may be

executed through

open market

purchases, accelerated

share repurchases,

and/or privately
negotiated transactions or

plans, including under plans

complying with Rule 10b5-1

under the Exchange Act.

The Corporation’s

stock
repurchase program

s

are subject

to various

factors, including

the Corporation’s

capital position,

liquidity,

financial performance

and
alternative

uses of

capital,

stock

trading

price,

and

general

market

conditions.

The

Corporation’s

stock

repurchase

programs

do

not
obligate

it

to

acquire

any

specific

number

of

shares

and

do

not

have

an

expiration

date.

The

stock

repurchase

programs

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

The

following

table

is

a

reconciliation

of

the

Corporation’s

tangible

common

equity

and

tangible

assets,

non-GAAP

financial
measures, to total equity and total assets, respectively,

as of June 30, 2023 and December 31, 2022, respectively:
June 30,

2023
December 31, 2022
(In thousands, except ratios and per share information)
Total equity

- GAAP
$ 1,397,999 $ 1,325,540
Goodwill (38,611) (38,611)
Purchased credit card relationship intangible (17) (205)
Core deposit intangible (17,075) (20,900)
Insurance customer relationship intangible - (13)
Tangible common

equity - non-GAAP
$ 1,342,296 $ 1,265,811
Total assets - GAAP $ 19,152,455 $ 18,634,484
Goodwill (38,611) (38,611)
Purchased credit card relationship intangible (17) (205)
Core deposit intangible (17,075) (20,900)
Insurance customer relationship intangible - (13)
Tangible assets -

non-GAAP
$ 19,096,752 $ 18,574,755
Common shares outstanding 179,757 182,709
Tangible common

equity ratio - non-GAAP
7.03% 6.81%
Tangible book

value per common share - non-GAAP
$ 7.47 $ 6.93
See Note

22 -

Regulatory Matters,

Commitments and

Contingencies, to

the unaudited

consolidated financial

statements herein

for
the regulatory capital positions of the Corporation and FirstBank as of June

30, 2023 and December 31, 2022, respectively.
The

Puerto

Rico

Banking

Law

of

1933,

as

amended

(the

“Puerto

Rico

Banking

Law”)

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

Rico Commissioner of Financial Institutions.

The Puerto Rico Banking

Law
provides that,

when the

expenditures of

a Puerto

Rico commercial

bank are

greater than

receipts, the

excess of

the expenditures

over
receipts

must

be

charged

against

the

undistributed

profits

of

the

bank,

and

the

balance,

if

any,

must

be

charged

against

the

legal
surplus

reserve,

as

a

reduction

thereof.

If

the

legal

surplus

reserve

is

not

sufficient

to

cover

such

balance

in

whole

or

in

part,

the
outstanding

amount

must

be charged

against

the

capital

account

and

the

Bank

cannot

pay

dividends

until

it

can

replenish

the

legal
surplus reserve

to an

amount of

at least

20% of

the original

capital contributed.

FirstBank’s

legal surplus

reserve, included

as part

of
retained earnings

in the

Corporation’s

consolidated statements

of financial

condition, amounted

to $168.5

million as

of each

of June
30, 2023 and December 31, 2022, respectively.

There were no transfers to the legal surplus reserve during the first half of 2023.

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
horizon. The

rate scenarios

considered in

these simulations

reflect gradual

upward or

downward interest

rate movements

in the

yield
curve,

for

gradual

(ramp)

parallel

shifts

in

the

yield

curve

of

200

basis

points

(“bps”)

during

a

twelve-month

period,

or

immediate
upward or downward

changes in interest

rate movements of 200

bps, for interest

rate shock scenarios.

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

The Corporation uses

a simulation model

to project future movements

in the Corporation’s

balance sheet and

income statement. The
starting point of the projections

corresponds to the actual

values on the balance

sheet on the date of the

simulations. These simulations
are

highly

complex

and

are

based

on

many

assumptions

that

are

intended

to

reflect

the

general

behavior

of

the

balance

sheet
components over

the modeled

periods. It

is unlikely

that actual

events will

match these

assumptions in

all cases.

For this

reason, the
results of

these forward-looking

computations are

only approximations

of the

sensitivity of

net interest

income to

changes in

market
interest rates. Several

benchmark and market

rate curves were

used in the modeling

process, primarily the

LIBOR/Swap curve, SOFR
curve,

Prime

Rate,

U.S.

Treasury

yield

curve,

FHLB

rates,

brokered

CDs

rates,

repurchase

agreements

rates,

and

the

mortgage
commitment rate of 30 years.
As of June 30, 2023, the Corporation forecasted the 12-month net interest income assuming June 30, 2023 interest

rate curves remain
constant. Then, net interest income was estimated under rising and falling rates scenarios. For the rising rate scenario, a gradual (ramp)
parallel

upward

shift

of

the

yield

curve

is

assumed

during

the

first

twelve

months

(the

“+200

ramp”

scenario).

Conversely,

for

the
falling rate scenario,

a gradual (ramp)

parallel downward shift

of the yield

curve is assumed

during the first

twelve months (the

“-200
ramp” scenario).
The SOFR

curve for

June 30,

2023, as

compared to

December 31,

2022, reflects

an increase

of 60

bps on

average in

the short-term
sector of

the curve,

or between

one to

twelve months;

37 bps in

the medium-term

sector of

the curve,

or between

2 to

5 years;

and 5
bps

in

the

long-term

sector

of the

curve,

or

over

5-year

maturities.

A

similar

increase

in

market

rates

changes

was observed

in

the
Treasury

(CMT) yield

curve with

an increase

of 88

bps in

the short-term

sector,

29 bps

in the

medium-term sector,

and 6

bps in

the
long-term sector.

The following table presents the results of the simulations as of June 30,

2023 and December 31, 2022. Consistent with prior years,
these exclude non-cash changes in the fair value of derivatives:
Net Interest Income Risk
(% Change Projected for the next 12 months)
Static Simulation Growing Balance Sheet
June 30,

2023
December 31, 2022
June 30,

2023
December 31, 2022
Gradual Change in Interest Rates:

+ 200 bps ramp
0.94% 0.96% 1.01% 1.37%

- 200 bps ramp
-1.38% -1.61% -1.42% -2.03%
Immediate Change in Interest Rates:

+ 200 bps shock
3.76% 2.35% 3.18% 2.56%

- 200 bps shock
-5.43% -4.71% -4.77% -5.02%

The Corporation

continues to

manage its

balance sheet

structure to

control and

limit the

overall interest

rate risk

by managing

its
asset composition

while maintaining

a sound

liquidity

position. See

“Risk Management

– Liquidity

Risk” above

for liquidity

ratios.
As of

June 30,

2023 and

December 31,

2022, the

simulations showed

that the

Corporation

continues to

have a

slight asset-sensitive
position.

As of

June 30,

2023, the

net interest

income for

the next

twelve months

under a

non-static balance

sheet scenario

is estimated

to
increase by

1.01% in

the rising rate

scenario, when

compared against

the base

simulation. When

compared with

December 31,

2022,
the net interest income

sensitivity for the +200

bps ramp scenario decreased

by 36 bps. The

reduction in sensitivity was

mainly driven
by

the

migration

from

non-interest-bearing

and

other

low-cost

deposits

to

higher

cost

deposits,

such

as

time

deposits,

as

well

as
increases in

government

deposits which

have

a higher

beta, partially

offsetting

the growth

in the

loan portfolio

at higher

yields,

the
repricing of variable rate loans and overall higher yields in other interest earning assets such as cash balances held at the FED.

Under a falling rate scenario,

as of June 30, 2023,

the net interest income on

the non-static balance sheet scenario

is estimated to
decrease

by

1.42%,

when

compared

against

the

base

simulation.

When

compared

to

December

31,

2022.

the

net

interest

income
sensitivity decreases for the -200-bps ramp scenario by approximately

61 bps in the non-static balance sheet driven by a higher

deposit
beta assumed in the June 30, 2023 simulation for non-maturity deposits,

and the aforementioned migration to higher cost deposits.

As discussed

above, the

Corporation evaluates

other scenarios

such as

immediate upward

or downward

changes in

interest rate
movements of 200 bps, for

interest rate shock scenarios. As

of June 30, 2023

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
The Corporation applies

probability weights to

the baseline and

alternative downside economic

scenarios to estimate

the ACL with
the baseline scenario carrying

the highest weight. During

the second quarter of 2023,

the Corporation applied the

baseline scenario for
the commercial

mortgage and

construction loan

portfolios as

deterioration in

the CRE

price index

in these

portfolios is

expected at

a
lower extent

than projected

in the

alternative downside

scenario, particularly

in the Puerto

Rico region.

The economic

scenarios used
in the

ACL determination

contained

assumptions

related

to economic

uncertainties associated

with geopolitical

instability,

the CRE
price index,

high inflation

levels, and

the expected

path of

interest rate

increases by

the FED.

As of

June 30, 2023,

the Corporation’s
ACL model considered the following assumptions for key economic variables in the probability-weighted economic scenarios:
●
Average

CRE price

index at

the national

level is

forecasted to

contract by

4.08% for

the remainder

of 2023

and 6.24%

for
2024.
●
Average Regiona

l

Home Price Index forecasts

in Puerto Rico (purchase only prices) shows a growth of 8.58%

and 6.36%, for
the

remainder

of

2023

and

2024,

respectively,

when

compared

to

the

previous

quarter

forecast.

For

the

Florida

region,
average Home

Price Index

forecasts shows

a growth

of 3.74%

and 2.24%

for the

remainder of

2023 and

2024, respectively,
when compared to the previous quarter forecast.
●
Average

regional

unemployment

in

Puerto

Rico

of

6.84%

for

the

remainder

of

2023

and

8.12%

for

2024.

For

the

Florida
region and the

U.S. mainland, average

unemployment rate of

3.60% and 4.13%,

respectively,

for the remainder

of 2023, and
4.37% and 4.79%, respectively,

for 2024.

●
Average

annualized change in real

gross domestic product (“GDP”)

in the U.S. mainland

of 1.07% for the

remainder of 2023
and 1.18% for 2024.

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

increases to 7.64%

for the

remainder of

2023, compared

to 6.84%

for the same

period
on the probability-weighted economic scenario projections.

To

demonstrate

the

sensitivity

to

key

economic

parameters

used

in

the

calculation

of

the

ACL

at

June

30,

2023,

management
calculated

the

difference

between

the

quantitative

ACL

and

this

more

adverse

scenario.

Excluding

consideration

of

qualitative
adjustments,

this

sensitivity

analysis

would

result

in

a

hypothetical

increase

in

the

ACL

of

approximately

$53

million

at

June

30,
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

June 30, 2023.
As of June

30, 2023, the

ACL for loans

and finance

leases was $267.1

million, an increase

of $6.6 million,

from $260.5 million

as
of December 31, 2022. The ACL for

commercial and construction loans increased

by $5.0 million, mainly due to a

deterioration in the
forecasted CRE price

index to account for

an increased uncertainty

in the CRE market

at a national level

that could potentially

impact
the

markets

served

by

the

Corporation

coupled

with

the

growth

in

the

commercial

and

construction

loan

portfolios.

The

ACL

for
consumer loans increased by $3.9

million, primarily reflecting the effect

of the increase in the size of

the consumer loan portfolios and
historical

charge-off

levels,
partially

offset

by

updated

macroeconomic

variables,

such

as

the

unemployment

rate,

which

are

now
forecasted to deteriorate at a slower pace than

previously expected. The ACL for residential mortgage

loans decreased by $2.3 million,
mainly

driven

by

a

more

favorable

economic

outlook

in

the

projection

of

certain

forecasted

macroeconomic

variables,

such

as

the
Regional Home

Price Index,

partially offset

by a

$2.1 million

cumulative increase

in the

ACL due

to the

adoption of

ASU 2022-02,
for which

the Corporation

elected to

discontinue the

use of

a discounted

cash flow

methodology for

restructured accruing

loans. See
Note

1
–

Basis

of

Presentation

and

Significant

Accounting

Policies

to

the

unaudited

consolidated

financial

statements

herein

for
additional information related to the adoption of ASU 2022-02 during

2023.
The

ratio

of

the

ACL

for

loans

and

finance

leases

to

total

loans

held

for

investment

increased

to

2.28%

as

of

June

30,

2023,
compared to 2.25% as of December 31, 2022. An explanation for the change for each portfolio follows:
●
The

ACL

to

total

loans

ratio

for

the

residential

mortgage

portfolio

decreased

from

2.20%

as

of

December

31,

2022

to
2.17% as of

June 30,

2023, primarily

reflecting a

more favorable

economic outlook

in the projection

of certain

forecasted
macroeconomic

variables,

such

as

the

Regional

Home

Price

Index,

partially

offset

by

the

aforementioned

$2.1

million
cumulative

increase in the ACL due to the adoption of ASU 2022-02 during the first quarter of 2023.
●
The ACL

to total

loans ratio

for the

construction loan

portfolio increased

from 1.74%

as of

December 31,

2022 to

2.93%
as of June 30, 2023 mainly due to the aforementioned deterioration in the forecasted CRE price index.
●
The

ACL

to

total

loans

ratio for

the

commercial

mortgage

portfolio

increased

from

1.49%

as

of

December

31,

2022

to
1.83% as of June 30, 2023 mainly due to the aforementioned deterioration in the forecasted CRE price index.
●
The ACL to total loans ratio

for the commercial and industrial portfolio

decreased from 1.14% as of December

31, 2022 to
0.95% as of June

30, 2023,

mainly due to reserve

decreases associated with

the receipt of updated

financial information of
certain borrowers and

the repayment of

a $24.3 million

adversely classified commercial

and industrial

participated loan in
the Florida region, partially offset by higher exposure

risk associated with the rising interest rate environment.
●
The ACL to

total loans ratio

for the consumer

loan portfolio decreased

from 3.83% as

of December

31, 2022

to 3.76% as
of June 30, 2023 mainly due to updates in macroeconomic variables, such as the unemployment rate.
The ratio

of the

total ACL

for loans

and finance

leases to

nonaccrual loans

held for

investment was

325.60% as

of June

30, 2023,
compared to 289.61% as of December 31, 2022.

Substantially all of

the Corporation’s

loan portfolio is

located within the

boundaries of the

U.S. economy.

Whether the collateral

is
located in

Puerto Rico,

the U.S.

and British

Virgin

Islands, or

the U.S.

mainland (mainly

in the

state of

Florida), the

performance of
the Corporation’s

loan portfolio and

the value of

the collateral supporting

the transactions are

dependent upon the

performance of and
conditions

within each

specific area’s

real estate

market. The

Corporation believes

it sets

adequate loan-to-value

ratios following

its
regulatory and credit policy standards.

As shown in

the following

tables, the ACL

for loans

and finance

leases amounted

to $267.1

million as of

June 30,

2023, or 2.28%
of total loans, compared with $260.5 million, or 2.25%

of total loans, as of December 31, 2022. See “Results of Operations

- Provision
for Credit Losses” above for additional information.
Quarter Ended June 30,

Six-Month Period Ended June 30,

2023 2022 2023 2022
(Dollars in thousands)
ACL for loans and finance leases, beginning of year $ 265,567 $ 245,447 $ 260,464 $ 269,030
Impact of adoption of ASU 2022-02 - - 2,116 -
Provision for credit losses - (benefit) expense:
Residential mortgage (3,500) (2,797) (3,427) (7,668)
Construction 1,202 151 2,062 (2,063)
Commercial mortgage 5,999 1,265 7,245 (21,375)
Commercial and industrial 2,997 (1,102) 1,347 653
Consumer and finance leases 14,072 15,148 29,799 26,129
Total provision for credit losses

- expense (benefit)
20,770 12,665 37,026 (4,324)
Charge-offs:
Residential mortgage (1,146) (2,079) (2,129) (4,607)
Construction (38) (16) (38) (60)
Commercial mortgage (88) (2) (106) (39)
Commercial and industrial (6,350) (68) (6,468) (358)
Consumer and finance leases (16,462) (10,427) (33,260) (20,243)
Total charge offs (24,084) (12,592) (42,001) (25,307)
Recoveries:
Residential mortgage 757 1,287 1,254 2,669
Construction 409 43 472 95
Commercial mortgage 56 1,218 224 1,262
Commercial and industrial 132 589 222 1,624
Consumer and finance leases 3,451 3,495 7,281 7,103
Total recoveries 4,805 6,632 9,453 12,753
Net charge-offs (19,279) (5,960) (32,548) (12,554)
ACL for loans and finance leases, end of period $ 267,058 $ 252,152 $ 267,058 $ 252,152
ACL for loans and finance leases to period-end total loans

held for investment
2.28% 2.25% 2.28% 2.25%
Net charge-offs (annualized) to average loans

outstanding during the period
0.67% 0.21% 0.56% 0.23%
Provision for credit losses - expense (benefit) for loans and finance leases to net charge-
offs during the period 1.08x 2.13x 1.14x -0.34x

The following tables set forth information concerning the composition of the

Corporation's loan portfolio and related ACL by
loan category, and the percentage

of loan balances in each category to the total as such loans as of the indicated dates:
As of June 30,

2023
Residential
Mortgage
Loans
Commercial
Mortgage
Loans C&I Loans
Consumer and
Finance
Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$ 2,793,790 $ 163,998 $ 2,320,069 $ 2,946,201 $ 3,495,257 $ 11,719,315

Percent of loans in each category to total loans
24
%
1
%
20
%
25
%
30
%
100
%

Allowance for credit losses
60,514 4,804 42,427 28,014 131,299 267,058

Allowance for credit losses to amortized cost
2.17% 2.93% 1.83% 0.95% 3.76% 2.28
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
3.83
%
2.25%
Allowance for Credit Losses for Unfunded Loan

Commitments
The Corporation estimates

expected credit losses

over the contractual

period in which

the Corporation is

exposed to credit

risk as a
result

of

a

contractual

obligation

to

extend

credit,

such as

pursuant

to unfunded

loan

commitments

and

standby

letters of

credit

for
commercial and

construction loans,

unless the

obligation is

unconditionally cancellable

by the

Corporation. The

ACL for

off-balance
sheet

credit

exposures

is adjusted

as a

provision

for

credit loss

expense.

As of

June 30,

2023,

the

ACL for

off-balance

sheet

credit
exposures

increased

by

$0.6

million

to

$4.9

million,

when

compared

to

December

31,

2022,

driven

by

the

deterioration

in

the
forecasted CRE price index and its effect in construction unfunded loan commitments.
Allowance for Credit Losses for Held-to-Maturity

Debt Securities
As of

June 30,

2023, the

ACL for

held-to-maturity

securities portfolio

was entirely

related to

financing arrangements

with Puerto
Rico municipalities

issued in bond

form, which

the Corporation accounts

for as securities,

but which

were underwritten as

loans with
features

that

are

typically

found

in

commercial

loans.

As

of

June

30,

2023,

the

ACL

for

held-to-maturity

debt

securities

was

$8.4
million, compared to $8.3

million as of December 31, 2022.

Allowance for Credit Losses for Available

-for-Sale Debt Securities

The

ACL

for

available-for-sale

debt

securities,

which

is

associated

with

private

label

MBS

and

a

residential

pass-through

MBS
issued by the PRHFA, was $0.4

million as of June 30, 2023, compared to $0.5 million as of December 31, 2022.

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

Subtopic

310-30”).

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

90 days or more. These

past-due loans are either

current as to interest but
delinquent as to the

payment of principal (i.e.,

well secured and in proc

ess of collection) or are

insured or guaranteed under

applicable
FHA,

VA,

or

other

government-guaranteed

programs

for

residential

mortgage

loans.

Furthermore,

as

required

by

instructions

in
regulatory

reports,

loans

past

due

90

days

and

still

accruing

include

loans

previously

pooled

into

GNMA

securities

for

which

the
Corporation

has

the

option

but

not

the

obligation

to

repurchase

loans

that

meet

GNMA’s

specified

delinquency

criteria

(e.g.,
borrowers

fail

to

make

any

payment

for

three

consecutive

months).

For

accounting

purposes,

these

GNMA

loans

subject

to

the
repurchase option are required to be reflected in

the financial statements with an offsetting liability.

In addition, loans past due 90 days
and

still

accruing

include

PCD

loans,

as

mentioned

above,

and

credit

cards

that

continue

accruing

interest

until

charged-off

at

180
days.
The following table presents non-performing assets as of the indicated dates:
June 30, 2023 December 31, 2022
(Dollars in thousands)
Nonaccrual loans held for investment:
Residential mortgage $ 33,252 $ 42,772
Construction 1,677 2,208
Commercial mortgage 21,536 22,319
Commercial and Industrial 9,194 7,830
Consumer and finance leases 16,362 14,806
Total nonaccrual loans held for investment 82,021 89,935
OREO 31,571 31,641
Other repossessed property 5,404 5,380
Other assets

(1)
2,111 2,202
Total non-performing assets $ 121,107 $ 129,158
Past due loans 90 days and still accruing
(2) (3) (4)
$ 63,211 $ 80,517
Non-performing assets to total assets

0.63% 0.69%
Nonaccrual loans held for investment to total loans held for investment 0.70% 0.78%
ACL for loans and finance leases $ 267,058 $ 260,464
ACL for loans and finance leases to total nonaccrual loans held for investment
325.60% 289.61%
ACL for loans and finance leases to total nonaccrual loans held for investment, excluding residential real estate loans
547.60% 552.26%
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

These loans will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected

on the loan pools. The portion of such loans contractually past due
90 days or more amounted to $9.5 million and $12.0 million as of

June 30, 2023 and December 31, 2022, respectively.
(3)
Includes FHA/VA

government-guaranteed residential mortgage as

loans past-due 90 days and still accruing as opposed

to nonaccrual loans. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark,

taking into consideration the FHA interest curtailment process.

These balances include $19.9 million and $28.2 million
of FHA government guaranteed residential mortgage loans that were over 15 months delinquent as of June 30, 2023 and December

31, 2022, respectively.
(4)
Includes rebooked loans, which were previously pooled into

GNMA securities, amounting to $6.5 million and $10.3 million as of June 30, 2023 and December 31, 2022, respectively.
Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s

specified delinquency criteria. For accounting purposes,

the loans
subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

Total

nonaccrual loans were $82.0

million as of June

30, 2023. This represents

a net decrease of $7.9

million from $89.9 million

as
of December

31, 2022.

The net

decrease

was primarily

related to

a $9.5

million reduction

in nonaccrua

l

residential mortgage

loans,
partially

offset

by

increases

of

$1.5

million

and

$0.1

million

in

nonaccrual

consumer

loans

and

nonaccrual

commercial

and
construction loans, respectively.
The following

table shows non-performing assets by geographic segment as of the indicated dates:
June 30, 2023 December 31, 2022
(In thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage $ 20,047 $ 28,857
Construction 703 831
Commercial mortgage 13,337 14,341
Commercial and Industrial 5,808 5,859
Consumer and finance leases 15,874 14,142
Total nonaccrual loans held for investment 55,769 64,030
OREO 27,107 28,135
Other repossessed property 5,226 5,275
Other assets 2,111 2,202
Total non-performing assets $ 90,213 $ 99,642
Past due loans 90 days and still accruing $ 60,964 $ 76,417
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage $ 5,767 $ 6,614
Construction 974 1,377
Commercial mortgage 8,199 7,978
Commercial and Industrial 1,119 1,179
Consumer 379 469
Total nonaccrual loans held for investment 16,438 17,617
OREO 4,464 3,475
Other repossessed property 168 76
Total non-performing assets $ 21,070 $ 21,168
Past due loans 90 days and still accruing $ 2,108 $ 4,100
United States:
Nonaccrual loans held for investment:
Residential mortgage $ 7,438 $ 7,301
Commercial and Industrial 2,267 792
Consumer 109 195
Total nonaccrual loans held for investment 9,814 8,288
OREO - 31
Other repossessed property 10 29
Total non-performing assets $ 9,824 $ 8,348
Past due loans 90 days and still accruing $ 139 $ -

Nonaccrual commercial

and industrial

loans increased

by $1.4

million to $9.2

million as of

June 30,

2023, from

$7.8 million

as of
December 31, 2022.
Nonaccrual

commercial mortgage

loans decreased

by $0.8

million to

$21.5 million

as of

June 30,

2023, from

$22.3 million

as of
December 31, 2022.

Nonaccrual construction loans

decreased by $0.5 million

to $1.7 million as of

June 30, 2023, from

$2.2 million as of

December 31,
2022.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated
periods:
Construction
Commercial
Mortgage
Commercial &
Industrial Total
(In thousands)
Quarter Ended June 30, 2023
Beginning balance
$ 1,794 $ 21,598 $ 13,404 $ 36,796
Plus:
Additions to nonaccrual

- 439 2,691 3,130
Less:
Loans returned to accrual status
- - (374) (374)
Nonaccrual loans transferred to OREO
- (61) - (61)
Nonaccrual loans charge-offs
- (88) (6,350) (6,438)
Loan collections
(117) (352) (177) (646)
Ending balance

$ 1,677 $ 21,536 $ 9,194 $ 32,407
Construction
Commercial
Mortgage
Commercial &
Industrial Total
(In thousands)
Six-Month Period Ended June 30, 2023
Beginning balance
$ 2,208 $ 22,319 $ 7,830 $ 32,357
Plus:
Additions to nonaccrual

127 983 10,161 11,271
Less:
Loans returned to accrual status
- (361) (526) (887)
Nonaccrual loans transferred to OREO
(332) (223) (183) (738)
Nonaccrual loans charge-offs
- (106) (6,468) (6,574)
Loan collections
(326) (1,082) (1,620) (3,028)
Reclassification
- 6 - 6
Ending balance

$ 1,677 $ 21,536 $ 9,194 $ 32,407

Construction
Commercial
Mortgage
Commercial &
Industrial Total
(In thousands)
Quarter Ended June 30, 2022
Beginning balance
$ 2,543 $ 26,576 $ 18,129 $ 47,248
Plus:
Additions to nonaccrual
18 53 579 650
Less:
Loans returned to accrual status
(48) (157) (255) (460)
Nonaccrual loans transferred to OREO
(67) (88) (273) (428)
Nonaccrual loans charge-offs
(16) (2) (37) (55)
Loan collections
(55) (1,629) (1,064) (2,748)
Ending balance

$ 2,375 $ 24,753 $ 17,079 $ 44,207
Construction
Commercial
Mortgage
Commercial &
Industrial Total
(In thousands)
Six-Month Period Ended June 30, 2022
Beginning balance
$ 2,664 $ 25,337 $ 17,135 $ 45,136
Plus:
Additions to nonaccrual
18 2,934 2,158 5,110
Less:
Loans returned to accrual status
(48) (358) (464) (870)
Nonaccrual loans transferred to OREO
(80) (549) (273) (902)
Nonaccrual loans charge-offs
(56) (39) (327) (422)
Loan collections
(123) (2,170) (1,552) (3,845)
Reclassification
- (402) 402 -
Ending balance

$ 2,375 $ 24,753 $ 17,079 $ 44,207

Nonaccrual residential mortgage loans decreased by $9.5

million to $33.3 million as of June 30, 2023, compared

to $42.8 million as
of December

31, 2022.

The decrease

was primarily

related

to $

6.6 million

of loans

restored to

accrual status,

$4.3 million

of loans
transferred to OREO, and $3.1 million in collections, partially offset by inflows of $5.1 million.
The following table presents the activity of residential nonaccrual loans held for investment for the indicated periods:
Quarter Ended June 30,

Six-Month Period Ended June 30,

2023 2022 2023 2022
(In thousands)
Beginning balance

$ 36,410 $ 48,818 $ 42,772 $ 55,127

Plus:
Additions to nonaccrual
3,009 4,403 5,090 9,731

Less:
Loans returned to accrual status

(2,714) (5,332) (6,651) (8,781)
Nonaccrual loans transferred to OREO
(1,549) (1,185) (4,259) (2,122)
Nonaccrual loans charge-offs
(401) (515) (621) (950)
Loan collections
(1,503) (1,601) (3,073) (8,417)
Reclassification

- - (6) -
Ending balance

$ 33,252 $ 44,588 $ 33,252 $ 44,588
The amount of nonaccrual consumer

loans, including finance leases, increased

by $1.5 million to $16.3 million

as of June 30, 2023,
compared to $14.8 million as of December 31, 2022. The increase was mainly reflected in the auto loans and finance leases portfolio.
As of June 30, 2023, approximately $18.5 million of

the loans placed in nonaccrual status, mainly commercial loans, and residential loans,

were current, or had

delinquencies of less than

90 days in their interest

payments.

Collections on these loans

are being recorded
on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the six-month

period ended June

30, 2023, interest income

of approximately $0.2 million

related to nonaccrual

loans with a
carrying

value of

$24.1 million

as of

June 30,

2023,

mainly nonaccrual

commercial

and construction

loans, was

applied against

the
related principal balances under the cost-recovery method.
Total loans in early

delinquency (
i.e.
, 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $118.5
million

as of

June 30,

2023, an

increase

of $13.6

million, compared

to $104.9

million

as of

December

31, 2022.

The variances

by
major portfolio categories are as follows:

●
Consumer loans in early delinquency increased by $7.5 million to $78.4 million,

mainly in the auto loans portfolio.
●
Commercial

and

construction

loans

in

early

delinquency

increased

by

$3.4

million

to

$9.2

million,

mainly

due

to

a

$4.5
million commercial

mortgage loan

in the

Puerto Rico

region that

matured and

is in

the process of

renewal but

for which

the
Corporation continues to receive interest and principal payments from the borrower.
●
Residential mortgage loans in early delinquency increased by $2.7 million to $30.9 million.
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

The OREO portfolio,

which is part of

non-performing assets, amounted

to $31.6 million as

of each of June

30, 2023 and December
31, 2022.

The following

tables show

the composition

of the

OREO portfolio

as of

June 30,

2023 and

December 31,

2022, as

well as
the activity of the OREO portfolio by geographic area during the six-month period ended June 30, 2023:
OREO Composition by Region

As of June 30, 2023
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 22,026 $ 1,595 $ - $ 23,621
Construction 1,833 59 - 1,892
Commercial 3,248 2,810 - 6,058
$ 27,107 $ 4,464 $ - $ 31,571
As of December 31, 2022
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 23,388 $ 606 $ 31 $ 24,025
Construction 1,705 59 - 1,764
Commercial 3,042 2,810 - 5,852
$ 28,135 $ 3,475 $ 31 $ 31,641
OREO Activity by Region

Six-Month Period Ended June 30, 2023
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Beginning Balance $ 28,135 $ 3,475 $ 31 $ 31,641
Additions 9,442 1,295 - 10,737
Sales (9,820) (306) (31) (10,157)
Write-downs and other adjustments (650) - - (650)
Ending Balance $ 27,107 $ 4,464 $ - $ 31,571

Net Charge-offs and Total

Credit Losses

Net charge-offs

totaled $19.3

million for

the second

quarter of

2023, or

0.67% of

average loans

on an

annualized basis,

compared
to

$6.0
million,

or an

annualized

0.21%

of

average

loans,

for

the

second

quarter

of 2022.

For

the

six-month

period

ended

June 30,
2023,

net

charge-offs

totaled

$32.5

million,

or

an

annualized

0.56%

of

average

loans,

compared

to $12.6

million,

or an

annualized
0.23% of average loans,

for the same period in 2022.
Consumer loans

and finance

leases net

charge-offs

for the

second quarter

of 2023

were $13.0

million, or

an annualized

1.51% of
related average

loans, compared to

$6.9 million, or

an annualized 0.91%

of related average

loans, for the

second quarter of

2022. Net
charge-offs

of

consumer

loans

and

finance

leases

for

the

six-month

period

ended

June

30,

2023

were

$26.0

million,

or

1.53%

of
related average loans, compared to $13.2 million, or an annualized

0.88% of related average loans, for the same period in 2022.
Commercial

and

industrial

loans

net

charge-offs

for

the

second

quarter

of

2023

were

$6.2

million,

or

an

annualized

0.87%

of
related

average

loans,

compared

to

net

recoveries

of

$0.5

million,

or

an

annualized

0.07%

of

related

average

loans,

for

the

second
quarter of

2022. Commercial

and industrial

loans net

charge-offs for

the six-month

period

ended June

30, 2023

were $6.2

million, or
0.44% of

related average

loans,

compared to

net recoveries

of $1.3

million, or

an annualized

0.09% of

related average

loans, for

the
same

period

in

2022.

The

net

charge-offs

for

the

second

quarter

and

first

six

months

of

2023

included

a

$6.2

million

charge-off
recorded on a commercial and industrial participated loan in the Florida region in the power generation industry.

Residential

mortgage

loans

net

charge-offs

for

the

second

quarter

of

2023

were

$0.5

million,

or

an

annualized

0.06%

of

related
average loans,

compared to $0.8

million, or an

annualized 0.11%

of related average

loans, for the

second quarter of

2022. Residential
mortgage

loans net

charge-offs

for

the six-month

period ended

June 30,

2023 were

$0.8 million,

or an

annualized

0.06% of

related
average loans, compared to $1.9 million, or an annualized

0.13% of related average loans, for the same period of

2022. Approximately
$0.3

million of charge-offs

for the second quarter of

2023 and $0.5 million for

the first six months of

2023 resulted from valuations

of
collateral

dependent

residential

mortgage

loans,

compared

to

$0.5

million

and

$0.9

million

for

the

comparable

periods

in

2022.
Charge-offs

on residential

mortgage loans

also included

$0.3

million and

$0.8 million

related to

foreclosures recorded

in the

second
quarter and

first six

months of 2023,

respectively,

compared to

$0.5 million

and $1.8

million, recorded

for the

comparable periods

in
2022,

respectively.
Commercial mortgage

loans net

charge-offs

for the

second quarter

of 2023

were $32

thousand, or

an annualized

0.01% of

related
average loans,

compared to

net recoveries

of $1.2

million, or

an annualized

0.22% of

related average

loans, for

the second

quarter

of
2022.

Commercial mortgage

loans net

recoveries for

the six-month

period ended

June 30,

2023 were

$0.1 million,

or an

annualized
0.01%

of related

average

loans, compared

to

$1.2

million,

or

an

annualized

0.11%

or related

average

loans,

for

the same

period

in
2022.
Construction

loans

net

recoveries

for

the

second

quarter

of

2023

were

$0.4

million,

or

an

annualized

0.99%

of

related

average
loans, compared to $27 thousand, or an annualized 0.09%

of related average loans, for the same period in 2022. Construction loans net
recoveries

for

the

six-month

period

ended

June

30,

2023

were

$0.4

million,

or

an

annualized

0.59%

of

related

average

loans,
compared to $35 thousand, or an annualized 0.06% of related

average loans, for the same period in 2022.

The following table presents annualized net charge-offs

(recoveries) to average loans held-in-portfolio for the indicated periods:
Quarter Ended June 30,

Six-Month Period Ended June 30,

2023 2022 2023 2022
Residential mortgage 0.06% 0.11% 0.06% 0.13%
Construction

(0.99) % (0.09) % (0.59) % (0.06) %
Commercial mortgage 0.01% (0.22) % (0.01) % (0.11) %
Commercial and industrial 0.87% (0.07) % 0.44% (0.09) %
Consumer and finance leases 1.51% 0.91% 1.53% 0.88%
Total loans 0.67% 0.21% 0.56% 0.23%

The following table presents annualized net charge-offs

(recoveries) to average loans held in various portfolios by geographic segment for the indicated periods:
Quarter Ended June 30,

Six-Month Period Ended June 30,

2023 2022 2023 2022
PUERTO RICO:
Residential mortgage 0.08% 0.13% 0.09% 0.16%
Construction

(3.04) % (0.14) % (1.86) % (0.03) %
Commercial mortgage 0.02% (0.16) % 0.01% (0.08) %
Commercial and industrial 0.01% (0.12) % 0.01% (0.14) %
Consumer and finance leases 1.51% 0.93% 1.47% 0.88%
Total loans 0.56% 0.30% 0.57% 0.29%
VIRGIN ISLANDS:
Residential mortgage (0.02) % 0.16% (0.05) % 0.13%
Construction

3.93% - % 1.93% - %
Commercial mortgage (0.23) % (0.22) % (0.22) % (0.22) %
Commercial and industrial - % - % (0.01) % (0.01) %
Consumer and finance leases 2.02% 0.59% 2.10% 1.18%
Total loans 0.34% 0.12% 0.31% 0.19%
FLORIDA:
Residential mortgage (0.04) % (0.05) % (0.02) % (0.03) %
Construction

(0.06) % (0.06) % (0.05) % (0.08) %
Commercial mortgage - % (0.40) % (0.04) % (0.21) %
Commercial and industrial 2.67% - % 1.31% - %
Consumer and finance leases (1.16) % (2.32) % (0.45) % (0.43) %
Total loans 1.23% (0.13) % 0.60% (0.06) %
The above ratios are

based on annualized charge

-offs and are not

necessarily indicative of the

results expected for the

entire year or
in subsequent periods.

Total net charge

-offs plus gains on OREO operations for the

first half of 2023 amounted to $28.6 million, or

a loss rate of 0.25% on
an

annualized

basis

of

average

loans

and

repossessed

assets,

compared

to

losses

of

$10.3

million,

or

a

loss

rate

of

0.19%

on

an
annualized basis, for the first half of 2022.

The following table presents information about the OREO inventory and credit losses for the indicated periods:
Quarter ended June 30,

Six-Month Period Ended June 30,

2023 2022 2023 2022
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential $ 23,621 $ 31,780 $ 23,621 $ 31,780
Construction 1,892 2,657 1,892 2,657
Commercial 6,058 7,269 6,058 7,269
Total $ 31,571 $ 41,706 $
31,571
$ 41,706
OREO activity (number of properties):
Beginning property inventory 344 442 344 418
Properties acquired 44 41 103 109
Properties disposed (68) (52) (127) (96)
Ending property inventory 320 431 320 431
Average holding period (in days)
Residential 524 658 524 658
Construction 2,178 2,162 2,178 2,162
Commercial 2,580 2,041 2,580 2,041
Total average holding period (in days) 1,018 995 1,018 995
OREO operations gain (loss):
Market adjustments and gains (losses) on sale:
Residential $ 2,553 $ 1,988 $ 5,043 $ 2,980
Construction 7 11 47 114
Commercial - (62) (67) (79)
Total net gain 2,560 1,937 5,023 3,015
Other OREO operations expenses (576) (452) (1,043) (810)
Net Gain on OREO operations $ 1,984 $ 1,485 $ 3,980 $ 2,205
(CHARGE-OFFS) RECOVERIES
Residential charge-offs, net $ (389) $ (792) $ (875) $ (1,938)
Construction recoveries, net 371 27 434 35
Commercial (charge-offs) recoveries, net

(6,250) 1,737 (6,128) 2,489
Consumer and finance leases charge-offs, net (13,011) (6,932) (25,979) (13,140)
Total charge-offs,

net
(19,279) (5,960) (32,548) (12,554)
TOTAL CREDIT LOSSES
(1)
$ (17,295) $ (4,475) $ (28,568) $ (10,349)
(GAIN) LOSS RATIO PER CATEGORY
(2)
Residential (0.31) % (0.16) % (0.15) % (0.07) %
Construction (1.00) % (0.12) % (0.32) % (0.24) %
Commercial 0.48% (0.13) % 0.12% (0.09) %
Consumer 1.51% 0.91% 0.76% 0.88%
TOTAL CREDIT LOSS RATIO
(3)
0.60% 0.16% 0.25% 0.19%
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

$11.7

billion as

of June

30, 2023,

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
Economic Indicators
On

June

15,

2023,

the

Puerto

Rico

Planning

Board

(“PRPB”)

presented

the

updated

Economic

Report

to

the

Governor,

which
provides

an

analysis

of

Puerto

Rico’s

economy

during

fiscal

year

2022

and

a

short-term

forecast

for

fiscal

years

2023

and

2024.
According

to

the

PRPB,

Puerto

Rico’s

real

gross

national

product

(“GNP”)

expanded

by

3.7%

in

fiscal

year

2022,

which

was

the
highest annual real GNP

growth registered in Puerto

Rico since fiscal year 1999.

The growth was primarily driven

by a sharp increase
in personal consumption expenditures reflecting an increase of approximately 8.5% when compared to fiscal year 2021, increase in net
exports of 4.8%, and growth in fixed capital investments of 12.6%.

There

are

other

indicators

that

gauge

economic

activity

and

are

published

with

greater

frequency,

for

example,

the

Economic
Development

Bank

for

Puerto

Rico’s

Economic

Activity

Index

(“EDB-EAI”).

Although

not

a

direct

measure

of

Puerto

Rico’s

real
GNP,

the

EDB-EAI

is

correlated

to

Puerto

Rico’s

real

GNP.

For

May

2023,

preliminary

estimates

showed

that

the

EDB-EAI
increased

0.8% on

a month-over-month

basis and

1.8% higher

than May

2022.

Over the

12-month

period ended

May 31,

2023,

the
EDB-EAI averaged 124.8, approximately 0.2% above the comparable figure a year earlier.

Labor

market

trends

remain

positive.

Data

published

by

the

Bureau

of

Labor

Statistics

show

June

2023

payroll

employment

in
Puerto

Rico

increased

by

2.4%

when

compared

to

June

2022,

supported

by

a

year-over-year

increase

of

8.6%

in
Leisure

and
Hospitality
payroll employment and a 12.0%

year-over-year increase

in
Construction -related payroll employment .

The unemployment
rate stood at 6.1% as of June 2023.
Fiscal Plan

On April

3, 2023,

the PROMESA

oversight board

certified the

2023 Fiscal

Plan for

Puerto Rico

(the “2023

Fiscal Plan”).

Unlike
previous versions

of the

fiscal plan,

the PROMESA

oversight board

segregated the

2023 Fiscal Plan

into three

different volumes.

As
the first fiscal plan

certified in a pos

t-bankruptcy environment, Volume

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

to properly

delivery quality

public services,

and (iii)

investing for

economic growth

to ensure

sufficient
revenues are

generated to

support the delivery

of services. According

to the Transformation

Plan, the fiscal

and economic turnaround
of Puerto Rico cannot

be accomplished without the implementation

of structural economic reforms

that promote sustainable economic
development.

These

reforms

include

power/energy

sector

reform

to

improve

availability,

reliability

and

affordability

of

energy,
education

reform

to

expand

opportunity

and

prepare

the

workforce

to

compete

for

jobs

of

the

future,

and

an

infrastructure

reform
aimed

at

improving

the

efficiency

of

the

economy

and

facilitating

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

COVID-19

pandemic

crisis

with
labor

participation

trending

positively

and

unemployment

at

historically

low

levels.

However,

it

recognizes

that

such

recovery

has
been

primarily

fueled

by

the

unprecedented

influx

of

federal

funds

which

have

an

outsized

and

temporary

impact

that

may

mask
underlying structural

weaknesses in

the economy.

As such,

the 2023

Fiscal Plan

projects a

0.7% decline

in real

GNP for

the current
fiscal year

2023, followed

by a

period of

near-zero

real growth

in fiscal

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

Puerto Rico’s

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

Puerto Rico’s infrastructure over fiscal years

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
On June 23, 2023,

the Fiscal Oversight and

Management Board for

Puerto Rico certified a new

fiscal plan for PREPA

which included
the most

recent projections

of energy

consumption in

Puerto Rico

and consequently

reflected a

significant reduction

in the

projected
revenues for

PREPA

over the

next years.

As such,

PREPA

concluded

that its

ability to

repay its

outstanding debt

was significantly
less

than

what

was

previously

stated.

On

June

26,

2023,

Judge

Laura

Taylor

Swain

resolved

that

PREPA’s

bondholders

have

an
unsecured claim

of $2.4 billion

against PREPA

and not

the approximately

$9.0 billion

that bondholders

were claiming. This

decision
could

result

in a

75% haircut

on

PREPA’s

outstanding

debt

and

may

reduce

the ability

of

bondholders

to impose

higher

electricity
rates to consumers to pay for debt service.

Other Developments
Notable

progress

continues

to

be

made

as

part

of

the

ongoing

efforts

of

prioritizing

the

restoration,

improvement,

and
modernization of Puerto Rico’s

infrastructure, particularly in the aftermath of

Hurricane Maria in 2017. During the first five months

of
2023, over

$1.8 billion

in disaster relief

funds have

been disbursed

through FEMA

Public Assistance

program and

the Department

of
Housing and

Urban Development’s

“Community Development

Block Grant”

program, a

117%

increase when

compared to

the same
period

in

2022,

and

the

Fiscal

Oversight

and

Management

Board

for

Puerto

Rico

is

currently

projecting

over

$5

billion

in

total
disbursements to

take place during

2023.

These funds will

continue to play

a key role

in supporting Puerto

Rico’s economic

stability
and are expected to have a positive impact on the Island’s

infrastructure.
On June

21, 2023,

Fitch Ratings

issued a

credit rating

research note

highlighting the

government’s

commitment

to improving

its
continuing

disclosure

practices and

the release

of

the 2021

audited

financial

statements.

The

government

has

made

great strides

in
recent years

with regards

to its

financial transparency

and its

on target

to release

its audited

financial statements

on time

and in

line
with regulatory expectations.

Exposure to Puerto Rico Government
As of

June 30,

2023, the

Corporation had

$344.3 million

of direct

exposure to

the Puerto

Rico government,

its municipalities

and
public corporations,

compared to $338.9

million as

of December

31, 2022.

As of June

30, 2023,

approximately $186.2

million of

the
exposure consisted

of loans and

obligations of municipalities

in Puerto Rico

that are supported

by assigned property

tax revenues

and
for which,

in most

cases, the

good faith,

credit and

unlimited taxing

power of

the applicable

municipality have

been pledged

to their
repayment, and

$113.2

million of

loans and

obligations which

are supported

by one

or more

specific sources

of municipal

revenues.
Approximately

72%

of

the

Corporation’s

exposure

to

Puerto

Rico

municipalities

consisted

primarily

of

senior

priority

loans

and
obligations

concentrated

in four

of

the largest

municipalities

in

Puerto

Rico.

The

municipalities

are

required

by law

to

levy

special
property

taxes

in

such

amounts

as

are

required

for

the

payment

of

all

of

their

respective

general

obligation

bonds

and

notes.
Furthermore, municipalities

are also likely

to be affected

by the negative

economic and other

effects resulting

from expense, revenue,
or cash management measures

taken to address the Puerto

Rico government’s

fiscal problems and measures included

in fiscal plans of
other government

entities. In

addition to

municipalities, the

total direct

exposure also

included $9.5

million in

loans to

an affiliate

of
PREPA,

$32.1 million

in loans

to agencies

or public

corporations of

the Puerto

Rico government,

and obligations

of the

Puerto Rico
government,

specifically

a

residential

pass-through

MBS

issued

by

the

PRHFA,

at

an

amortized

cost

of

$3.3

million

as

part

of

its
available-for-sale debt securities portfolio (fair value of $2.1 million as of

June 30, 2023).
The

following

table

details

the

Corporation’s

total

direct

exposure

to

Puerto

Rico

government

obligations

according

to

their
maturities:
As of June 30, 2023
Investment
Portfolio
(Amortized
cost) Loans
Total

Exposure
(In thousands)
Puerto Rico Housing Finance Authority:

After 10 years
$ 3,254 $ - $ 3,254
Total

Puerto Rico Housing Finance Authority
3,254 - 3,254
Agencies and public corporation of the Puerto Rico government:

After 1 to 5 years
- 6,160 6,160

After 5 to 10 years
- 25,979 25,979
Total agencies and public

corporation of the Puerto Rico government
- 32,139 32,139

Affiliate of the Puerto Rico Electric Power Authority:

Due within one year
- 9,519 9,519
Total Puerto Rico government

affiliate
- 9,519 9,519
Total

Puerto Rico public corporations and government affiliate
- 41,658 41,658
Municipalities:

Due within one year
1,205 10,600 11,805

After 1 to 5 years
42,736 55,909 98,645

After 5 to 10 years
56,160 66,717 122,877

After 10 years
66,023 - 66,023
Total

Municipalities
166,124 133,226 299,350
Total

Direct Government Exposure
$ 169,378 $ 174,884 $ 344,262

In addition, as of

June 30, 2023, the Corporation

had $81.1 million in exposure

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

June

30,

2023,

the

Corporation

had

$2.9

billion

of

public

sector

deposits

in

Puerto

Rico,

compared

to

$2.3

billion

as

of
December

31,

2022.

Approximately

21%

of the

public

sector deposits

as of

June 30,

2023

were from

municipalities

and

municipal
agencies in

Puerto Rico

and 79%

were from

public corporations,

the Puerto

Rico central

government and

agencies, and

U.S. federal
government agencies in Puerto Rico.
Exposure to USVI Government
The Corporation has operations in the USVI and has credit exposure to USVI government entities.
For many years, the

USVI has been experiencing

several fiscal and economic

challenges that have deteriorated

the overall financial
and

economic

conditions

in

the

area.

However,

on

May

22,

2023,

the

United

States

Bureau

of

Economic

Analysis

(the

“BEA”)
released its

estimates of

real gross domestic

product (“GDP”)

for 2021.

According to

the BEA,

the USVI’s

real GDP

increased 2.8%
in

2021

after

decreasing

1.9%

in

2020.

The

increase

in

real

GDP

reflected

increases

in

exports

and

personal

consumption
expenditures.

These

increases

were

partly

offset

by

decreases

in

private

inventory

investment,

private

fixed

investment,

and
government spending. Imports, a subtraction item in the calculation of

GDP,

also decreased.
Over the

past two

years, the

USVI has

been recovering

from the

adverse impact

caused by

COVID-19 and

has continued

to make
progress on

its rebuilding

efforts related

to Hurricanes

Irma and

Maria, which

occurred in

2017. According

to data

published by

the
government, over

$4.7 billion

in disaster

recovery funds

were disbursed

as of

2023 and

$3.4 billion

were remaining

obligated funds
waiting to

be disbursed.

On the

fiscal front,

revenues have

trended

positively and

the USVI

government

successfully completed

the
restructuring

of the

government employee

retirement system.

Moreover,

labor market

trends are

stable with

payroll employment

for
the month of June 2023, up 3.2% when compared to June 2022.
Finally, PROMESA

does not apply to

the USVI and, as such,

there is currently no federal

legislation permitting the restructuring

of
the debts of the USVI and

its public corporations and instrumentalities.

To the

extent that the fiscal condition of the

USVI government
deteriorates

again,

the

U.S.

Congress

or

the

government

of

the

USVI

may

enact

legislation

allowing

for

the

restructuring

of

the
financial

obligations

of

the

USVI

government

entities

or

imposing

a

stay

on

creditor

remedies,

including

by

making

PROMESA
applicable to the USVI.

As

of

June

30,

2023,

the

Corporation

had

$78.9

million

in

loans

to

USVI

public

corporations,

compared

to

$38.0

million

as

of
December

31,

2022.

The

increase

in

loans

to

USVI

public

corporations

was

driven

the aforementioned

$47.0

million

line

of

credit
utilization.

As of June 30, 2023, all loans were currently performing and up to date on principal and interest payments.

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
30, 2023 the

end of the

period covered by

this Quarterly Report

on Form 10-Q.

Based on this

evaluation, the

Chief Executive Officer
and

Chief Financial

Officer

concluded that

the Corporation’s

disclosure

controls

and

procedures were

effective

as of

June 30,

2023
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
ITEM 5.

OTHER INFORMATION
No director

or officer

(as defined

in Rule

16a-1(f) of

the Exchange

Act) of

the Corporation
adopted
, modified,

or
terminated

any
Rule 10b5-1 trading arrangement or

any
non-Rule
10b5-1

trading arrangement (as such terms are defined

in Item 408 of Regulation S-
K under the Exchange Act) during the quarter ended June 30, 2023.

PART II - OTHER INFORMATION
In accordance

with the

instructions to

Part II

of Form

10-Q, the

other specified

items in

this part

have been

omitted because

they are

not
applicable, or the information has been previously reported.
ITEM 1.

LEGAL PROCEEDINGS
For a

discussion of

legal proceedings,

see Note

22 –

Regulatory Matters,

Commitments and

Contingencies, to

the unaudited

consolidated
financial

statements

herein, which is incorporated by reference in this Part II, Item 1.
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

Information

security

risks

for

financial

institutions

have

significantly

increased

in

recent

years,

especially

given

the

increasing
sophistication and activities

of organized

computer criminals, hackers,

and terrorists and

our expansion of

online and digital

customer
services to

better meet

our

customer’s

needs.

These threats

may

derive

from fraud

or malice

on the

part of

our employees

or third-
party

providers

or

may

result

from

human

error

or

accidental

technological

failure.

These

threats

include

cyber-attacks,

such

as
computer viruses,

malicious or

destructive code,

phishing attacks,

denial of

service attacks,

or other

security breach

tactics that

could
result

in

the

unauthorized

release,

gathering,

monitoring,

misuse,

loss,

destruction,

or

theft

of

confidential,

proprietary,

and

other
information, including

intellectual property,

of ours, our

employees, our

customers, or third

parties, damages to

systems, or otherwise
material

disruption

to

our

or

our

customers’

or

other

third

parties’

network

access

or

business

operations,

both

domestically

and
internationally.
While

we

maintain

an

Information

Security

Program

that

continuously

monitors

cyber-related

risks

and

ultimately

ensures
protection

for

the

processing,

transmission,

and

storage

of confidential,

proprietary,

and other

information

in our

computer

systems
and networks, as

well as a vendor

management program to

oversee third party

and vendor risks, there

is no guarantee

that we will not
be exposed to

or be affected

by a cybersecurity

incident. For example,

as previously disclosed,

one of our

third-party vendors was

the
victim

of

a

security

incident

in

April

2023

involving

a

set

of

data

that

included

some

information

on

FirstBank’s

mortgage

loan
business. In

response to learning

of the incident,

we promptly launched

our own internal

investigation, which

confirmed that our

own
systems

were

not

compromised,

and

any

operational

and

financial

impact

was minimal.

Our

vendor

has

indicated

(and

we

have

no
evidence

to the

contrary)

that to

date there

is no

evidence that

there

has been

any

actual or

attempted

misuse of

information.

As of
June 30, 2023, the Corporation has not incurred any material expenses related to the incident and does not expect any future impact.

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

runoffs,
liquidity constraints,

and new capital requirements.
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

In the

aftermath of

these recent

bank failures,

the banking

agencies could

propose certain

actions that

may impact

capital ratios

or the
FDIC deposit

insurance premium.

For example,

on May

11, 2023,

the FDIC

issued a

proposed rule

to recover

the losses

to the

Deposit
Insurance Fund

(“DIF”) associated with

protecting uninsured depositors

as part of

the aforementioned

financial institution failures.

Under
the proposed

rule, the

FDIC would

collect a

special assessment

at an

annual rate

of approximately

12.5 basis

points over

eight quarterly
periods,

commencing with the first quarter of 2024. The assessment

base for the special assessment would be equal to an

insured depository
institution’s estimated uninsured deposits reported as

of December 31, 2022, adjusted

to exclude the first $5

billion in estimated uninsured
deposits.

Notwithstanding, the

special assessment

could be

subject to

change depending

on whether

there are

any shortfalls

on amounts
collected.

If the final rule

is issued as proposed, the

estimated impact of the special

assessment on the Corporation would

be an increase in
non-interest expense by approximately $6

million that would need to be accrued once the

proposed rule is finalized.

ITEM 2.

UNREGISTERED

SALES OF

EQUITY SECURITIES

AND USE OF

PROCEEDS
The Corporation did not have any unregistered sales

of equity securities during the quarter ended June

30, 2023.
Issuer Purchases of Equity Securities
There were

no

repurchases of

common stock

during the

quarter ended

June

30,

2023.

As

of

June

30,

2023,

the

Corporation

has
remaining authorization to repurchase $75 million under the $350 million stock repurchase program announced on April 27, 2022.

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
104
The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline
XBRL (included within the Exhibit 101 attachments)

SIGNATURES
Pursuant to

the requirements

of the

Securities Exchange

Act of

1934, the

Corporation has

duly caused

this report

to be

signed on

its
behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant
Date:

August 8, 2023
By:

/s/ Aurelio Alemán

Aurelio Alemán

President and Chief Executive Officer
Date: August 8, 2023
By:

/s/ Orlando Berges

Orlando Berges

Executive Vice President and Chief Financial Officer