Form 10-K/A
period 2022-12-31
FIRST BANCORP /PR/
filed 2023-10-13
CIK 1057706

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

12, 13 and 14 of Part III of this Form 10-K.

2
Explanatory Note
First BanCorp. (the “Corporation”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely to correct clerical errors in the EDGARized version of the report titled “Report of the Independent Registered Public Accounting Firm” (the “Audit
Report”) provided by Crowe LLP (“Crowe”) in the Corporation’s Annual Report on Form 10-K for the fiscal year ended December
31, 2022, as filed on February 28, 2023 (the “Original Annual Report”). The Audit Report in this Amendment is revised as follows:
the addressee is changed from stockholders to shareholders, the subtitle of the section titled “Critical Audit Matter” is changed from
“Allowance for Credit Losses – Model and Macroeconomic Variables” to “Allowance for Credit Losses – Economic Forecasts and
Macroeconomic Variables”, and the description of the critical audit matter assessment performed is updated to remove the reference to the model design and construction related to ACL. These revisions were inadvertently omitted in the EDGARized Audit Report included in the Original Annual Report and do not impact the opinion rendered on the financial statements as of December 31, 2022.
Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this
Amendment includes: Item 8 of Part II, “Financial Statements and Supplementary Data” in its entirety and without change from the
Original Annual Report other than the corrections of the clerical errors in the Audit Report discussed above; and Item 15 of Part IV, including new certifications by our principal executive officer and principal financial officer.
This Amendment does not change any previously reported financial results or otherwise amend the Original Annual Report as previously filed, except as discussed above. Furthermore, this Amendment does not update or otherwise amend the Original Annual
Report as originally filed for changes in events, estimates or other developments subsequent to the date of the filing of the Original
Annual Report on February 28, 2023. This Amendment should be read in conjunction with the Original Annual Report and our other filings with the Securities and Exchange Commission.

3
Item 8. Financial Statements and Supplementary Data
FIRST BANCORP.
INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

(PCAOB No.
173
)….………………………….. 4

Management’s Report on Internal Control over Financial Reporting
………………………………………… 6

Consolidated Statements of Financial Condition
……………………………………………………………... 7

Consolidated Statements of Income

……...…………………………………………………………………...
8

Consolidated Statements of Comprehensive (Loss) Income

……...………………………………………..…
9

Consolidated Statements of Cash Flows
……………………………………………………………………… 10

Consolidated Statements of Changes in Stockholders’ Equity
……………………………………………….. 11

Notes to Consolidated Financial Statements
………………………………………………………………….. 13

4
REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors

of First BanCorp.
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

5
Critical Audit Matter
The

critical

audit

matter

communicated

below

is a

matter

arising

from

the

current

period

audit

of

the

financial

statements

that

was
communicated or required

to be communicated

to the audit

committee and that:

(1) relates to accounts

or disclosures that

are material
to the financial

statements and (2)

involved our especially

challenging, subjective,

or complex judgments.

The communication

of the
critical

audit

matter

does

not

alter

in

any

way

our

opinion

on

the

financial

statements,

taken

as

a

whole,

and

we

are

not,

by
communicating

the

critical

audit

matter

below,

providing

a

separate

opinion

on

the

critical

audit

matter

or

on

the

accounts

or
disclosures to which it relates.
Allowance for Credit Losses – Economic Forecasts and Macroeconomic Variables
As described

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
The economic

forecasts and

current and

forward-looking macroeconomic

variables used

contribute significantly

to the

determination
of the ACL for loans

and finance leases. We

identified the assessment of

economic forecasts and relevant

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

6
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

7
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

8
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

9
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

10
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

11
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

12
FIRST BANCORP.
INDEX TO NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
PAGE
Note 1 –
Nature of Business and Summary of Significant Accounting Policies

13
Note 2 – Money Market Investments
29
Note 3 – Debt Securities
30
Note 4 – Loans Held for Investment
39
Note 5 – Allowance for Credit Losses for Loans and Finance Leases
55
Note 6 – Premises and Equipment
58
Note 7 – Other Real Estate Owned
58
Note 8 – Related-Party Transactions
59
Note 9 – Goodwill and Other Intangibles
60
Note 10 –
Non-Consolidated Variable

Interest Entities (“VIE”) and Servicing Assets
62
Note 11 – Deposits and Related Interest
67
Note 12 – Securities Sold Under Agreements to Repurchase
69
Note 13 – Advances from the Federal Home Loan Bank (“FHLB”)
71
Note 14 – Other Borrowings
72
Note 15 – Earnings per Common Share
73
Note 16 – Stock-Based Compensation
74
Note 17 – Stockholders’ Equity
76
Note 18 – Other Comprehensive (Loss) Income
78
Note 19 – Employee Benefit Plans
79
Note 20 – Other Non-Interest Income
84
Note 21 – Other Non-Interest Expenses
84
Note 22 – Income Taxes
85
Note 23 – Operating Leases
88
Note 24 – Derivative Instruments and Hedging Activities
90
Note 25 – Fair Value
93
Note 26 – Revenue from Contracts with Customers
98
Note 27 – Segment Information
102
Note 28 – Supplemental Statement of Cash Flows Information
105
Note 29 – Regulatory Matters, Commitments, and Contingencies
106
Note 30 – First BanCorp. (Holding Company Only) Financial Information
109

13
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
14
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
15
securities are

recognized on

a trade-date

basis, the

date the

order to

buy or

sell is executed.

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
16
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
17
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
18
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
19

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
20

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
21
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
22
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
23
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
24
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
25
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
26
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
27
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
28
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
29
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
30
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
31

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
32
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
33

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
34
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
35
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
36
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
37
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
38

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
39
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
40
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
41

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
42
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
43

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
44

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
45
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
46

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
47
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
48

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
49

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
50
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
51
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
52

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
53
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
54

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
55
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
56
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
57

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
58
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
59
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
60
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
61
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
62
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
63
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
64
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
65
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
66
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
67
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
68

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
69
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
70

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
71
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
72
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
73
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
74
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
75
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
76
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
77
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
78
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
79
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
80

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
81

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
82

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
83

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
84
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
85
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
86

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
87
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
88
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
89

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
90

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
91

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
92

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
93
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
94

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
95

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
96
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
97

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
98

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
99
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
100
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
101
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
102
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
103

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
104

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
105
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
106
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
107
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
108
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
109
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
110

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
111

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
200

million.
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
this Annual Report on Form 10-K/A:

– Report of Crowe LLP,

Independent Registered Public Accounting Firm.

–

Attestation Report of Crowe LLP,

Independent Registered Public Accounting Firm on Internal Control

over Financial
Reporting.
–Consolidated Statements of Financial Condition as of December 31,

2022 and 2021.
–Consolidated Statements of Income for Each of the Three Years

in the Period Ended December 31, 2022.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
112
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

(b) Exhibits listed in the Exhibit Index below are filed herewith as part of this Annual

Report on Form 10-K/A and are meant to
supplement the Exhibits listed and/or filed with the Original Report.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
113

EXHIBIT INDEX

Exhibit No. Description
3.1
Restated Articles of Incorporation, incorporated by reference from Exhibit 3.1 of the Registration Statement on Form S-1/A, filed on October
20, 2011.
3.2
Amended and Restated By-Laws, incorporated by reference from Exhibit 3.2 of the Form 8-K, filed on March 31, 2020.
4.1
Description of First BanCorp. capital stock, incorporated by reference from Exhibit 4.1 of the Form 10-K for the year ended December 31,
2022, filed on February 28, 2023.
10.1*
First BanCorp Omnibus Incentive Plan, as amended, incorporated by reference from Exhibit 99.1 of the Form S-8, filed on June 21, 2016.
10.2*
10.3*
10.4*
Form of Restricted Stock Award Agreement, incorporated by reference from Exhibit 10.2 of the Form 10-K for the year ended December 31,
2022, filed on February 28, 2023.
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
10.9*
Offer Letter between First BanCorp and Juan Acosta Reboyras, incorporated by reference from Exhibit 10.1 of the Form 8-K, filed on
September 3, 2014.
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
Offer Letter between First BanCorp and Félix M. Villamil, incorporated by reference from Exhibit 10.1 of the Form 8-K, filed on November
5, 2020.
10.14*
Offer Letter between First BanCorp and Patricia M. Eaves, incorporated by reference from Exhibit 10.1 of the Form 8-K, filed on April 1,
2021.
10.15*
Form of Executive Employment Agreement executed by each executive officer, incorporated by reference from Exhibit 10.1 of the Form 10-
Q for the quarter ended June 30, 2018, filed on August 9, 2018.
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
21.1
List of First BanCorp’s subsidiaries, incorporated by reference from Exhibit 21.1 of the Form 10-K for the year ended December 31, 2022, filed on February 28, 2023.
23.1
Consent of Crowe LLP, incorporated by reference from Exhibit 23.1 of the Form 10-K for the year ended December 31, 2022, filed on
February 28, 2023.
31.1
CEO

Certification pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002**
31.2
CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
*
32.1
CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
*
32.2
CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
*
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
**Filed herewith.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS-(Continued)
114
SIGNATURES
Pursuant to the requirements of

the Securities Exchange Act of

1934, the Corporation has

duly caused this report to

be signed on its behalf

by the
undersigned hereunto duly authorized.
FIRST BANCORP.

By:
/s/ Orlando Berges Date: 10/13/2023
Orlando Berges, CPA
Executive Vice President and Chief Financial Officer