Form 10-Q
period 2023-09-30
FIRST BANCORP /PR/
filed 2023-11-08
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
____________
FORM
10-Q
(Mark One)
[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2023
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
Common stock:
172,552,186

shares outstanding as of November 1, 2023.

FIRST BANCORP.
INDEX PAGE
PART

I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements:
Consolidated

Statements

of

Financial

Condition

(Unaudited)

as

of

September

30,

2023

and
December 31, 2022

5
Consolidated

Statements

of

Income

(Unaudited)

–

Quarters

and

Nine-Month

Periods

ended
September 30, 2023 and 2022
6
Consolidated

Statements

of

Comprehensive

Income

(Loss)

(Unaudited)

–

Quarters

and

Nine-
Month Periods ended September 30, 2023 and 2022
7
Consolidated

Statements

of

Cash

Flows

(Unaudited)

–

Nine-Month

Periods

ended

September
30, 2023 and 2022

8
Consolidated Statements

of Changes in

Stockholders’ Equity (Unaudited)

– Quarters and

Nine-
Month Periods ended September 30, 2023 and 2022
9
Notes to Consolidated Financial Statements (Unaudited)

10
Item 2.
Management’s Discussion and Analysis

of Financial Condition and Results of Operations

79
Item 3.
Quantitative and Qualitative Disclosures About Market Risk

134
Item 1. Controls and Procedures
134
PART

II. OTHER INFORMATION
Item 1.
Legal Proceedings

135
Item 1A. Risk Factors
135
Item 2.
Item 5.
Unregistered Sales of Equity Securities and Use of Proceeds
Other Information
137
137
Item 6.
Exhibits

138
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

such forward-looking statements.

Factors

that

could

cause

results

to

differ

materially

from

those

expressed

in,

or

implied

by,

the

Corporation’s

forward-looking
statements include, but are not

limited to, risks described or

referenced in Part I, Item 1A,

“Risk Factors,” in the Corporation’s

Annual
Report on

Form 10-K

for the

fiscal year

ended December

31, 2022,

as amended

on October

13, 2023

(the “2022

Annual Report

on
Form

10-K”),

Part

II, Item

1A, “Risk

Factors”

in

the

Corporation’s

Quarterly

Report

on Form

10-Q

for

the

quarterly

period

ended
June 30, 2023, and the following:
●
the

impacts

of

elevated

interest

rates

and

inflation

on

the

Corporation,

including

a

decrease

in

demand

for

new

loan
originations

and refinancings,

increased

competition

for borrowers,

attrition

in deposits,

a reduction

in the

fair value

of the
Corporation’s

debt

securities

portfolio,

and

adverse

effects

on

the

Corporation’s

results

of

operations

and

its

liquidity
position;
●
volatility in the

financial services industry,

including failures or

rumored failures of

other depository institutions,

and actions
taken

by

governmental

agencies

to

stabilize

the

financial

system,

which

could

result

in,

among

other

things,

bank

deposit
runoffs, liquidity constraints, and increased regulatory

requirements and costs;
●
the

effect

of

continued

changes

in

the

fiscal

and

monetary

policies

and

regulations

of

the

United

States

(“U.S.”)

federal
government,

the Puerto

Rico government

and other governments,

including those

determined by

the Board

of the Governors
of the Federal Reserve System (the

“Federal Reserve Board”),

the Federal Reserve Bank of New York

(the “New York

FED”
or

the

“FED”),

the

Federal

Deposit

Insurance

Corporation

(the

“FDIC”),

government-sponsored

housing

agencies

and
regulators in Puerto

Rico, the U.S., and

the U.S. Virgin

Islands (the “USVI)

and British Virgin

Islands (the “BVI”),

that may
affect the future results of the Corporation;
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

and

of

forecasts

of

economic
variables considered for the determination of the allowance for credit losses (“ACL”);
● the ability of FirstBank to realize the benefits of its net deferred tax assets;
●
environmental, social, and governance matters, including our climate-related initiatives and commitments;
●
the impacts of

natural or man-made

disasters, the emergence

or continuation of

widespread health emergencies,

geopolitical
conflicts

(including

the ongoing

conflict

in Ukraine,

the conflict

in Israel

and

surrounding

areas,

the possible

expansion

of
such

conflicts

and

potential

geopolitical

consequences),

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
●
the

risk

that

additional

portions

of

the

unrealized

losses in

the

Corporation’s

debt

securities portfolio

are

determined

to

be
credit-related, or the need of

additional credit losses that could emerge

from the downgrade of the United

States of America’s
Long-Term

Foreign-Currency Issuer

Default Rating

(“IDR”)

to ‘AA+’

from ‘AAA’

in August

2023, resulting

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
September 30, 2023 December 31, 2022
(In thousands, except for share information)
ASSETS
Cash and due from banks $
583,913
$
478,480
Money market investments:
Time deposits with other financial institutions
300
300
Other short-term investments
700
1,725
Total money market investments
1,000
2,025
Available-for-sale debt securities, at fair value:
Securities pledged with creditors’ rights to repledge
-
81,103
Other available-for-sale debt securities
5,175,803
5,518,417
Total available-for-sale debt securities, at fair value (amortized cost of $
6,021,072

as of September 30, 2023, and
$
6,398,197

as of December 31, 2022; ACL of $
465

as of September 30, 2023 and $
458

as of December 31, 2022)
5,175,803
5,599,520
Held-to-maturity debt securities, at amortized cost, net of ACL of $
2,250

as of September 30, 2023 and $
8,286
as of December 31, 2022 (fair value of $
342,851

as of September 30, 2023 and $
427,115

as of December 31, 2022)
356,919
429,251
Equity securities
48,683
55,289
Total investment securities
5,581,405
6,084,060
Loans, net of ACL of $
263,615

as of September 30, 2023 and $
260,464

as of December 31, 2022
11,687,317
11,292,361
Mortgage loans held for sale, at lower of cost or market
8,961
12,306
Total loans, net
11,696,278
11,304,667
Accrued interest receivable on loans and investments
68,783
69,730
Premises and equipment, net
144,611
142,935
Other real estate owned (“OREO”)
28,563
31,641
Deferred tax asset, net
150,805
155,584
Goodwill
38,611
38,611
Other intangible assets
15,229
21,118
Other assets
285,410
305,633
Total assets $
18,594,608
$
18,634,484
LIABILITIES
Non-interest-bearing deposits $
5,440,247
$
6,112,884
Interest-bearing deposits
10,994,990
10,030,583
Total deposits
16,435,237
16,143,467
Short-term securities sold under agreements to repurchase
-
75,133
Advances from the FHLB:
Short-term
-
475,000
Long-term
500,000
200,000
Total advances from the FHLB
500,000
675,000
Other long-term borrowings
161,700
183,762
Accounts payable and other liabilities
194,603
231,582
Total liabilities
17,291,540
17,308,944
Commitments and contingencies (See Note 22)
(nil) (nil)
STOCKHOLDERS’ EQUITY
Common stock, $
0.10

par value,
2,000,000,000

shares authorized;
223,663,116

shares issued;
174,386,326
shares outstanding as of September 30, 2023 and
182,709,059

as of December 31, 2022
22,366
22,366
Additional paid-in capital
963,791
970,722
Retained earnings, includes legal surplus reserve of $
168,484
1,790,652
1,644,209
Treasury stock (at cost),
49,276,790

shares as of September 30, 2023 and
40,954,057

shares as of December 31, 2022
(622,378)
(506,979)
Accumulated other comprehensive loss, net of tax of $
8,468

as of each September 30, 2023 and December 31, 2022
(851,363)
(804,778)
Total stockholders’ equity
1,303,068
1,325,540
Total liabilities and stockholders’ equity $
18,594,608
$
18,634,484
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

Quarter Ended September 30,

Nine-Month Period Ended September 30,

2023 2022 2023 2022
(In thousands, except per share information)
Interest and dividend income:

Loans
$
227,930
$
191,740
$
656,632
$
544,788

Investment securities
24,519
26,289
77,887
76,027

Money market investments and interest-bearing cash accounts
10,956
4,654
23,486
8,347

Total interest and dividend income
263,405
222,683
758,005
629,162
Interest expense:

Deposits
54,298
9,978
125,787
25,324

Securities sold under agreements to repurchase:

Short-term
359
-
2,756
-

Long-term
-
1,993
-
6,147

Advances from the FHLB:

Short-term
-
-
4,776
-

Long-term
5,675
529
14,123
2,667

Other long-term borrowings
3,345
2,273
10,135
5,304

Total interest expense
63,677
14,773
157,577
39,442

Net interest income
199,728
207,910
600,428
589,720
Provision for credit losses - expense (benefit):

Loans and finance leases
10,643
14,352
47,669
10,028

Unfunded loan commitments
(128)
2,071
488
2,705

Debt securities
(6,119)
(640)
(6,029)
(749)

Provision for credit losses - expense
4,396
15,783
42,128
11,984

Net interest income after provision for credit losses
195,332
192,127
558,300
577,736
Non-interest income:

Service charges and fees on deposit accounts
9,552
9,820
28,380
28,649

Mortgage banking activities
2,821
3,400
8,493
12,688

Gain on early extinguishment of debt
-
-
1,605
-

Insurance commission income
2,790
2,624
10,384
10,845

Card and processing income
10,841
9,834
32,894
29,815

Other non-interest income
4,292
4,015
17,329
11,495

Total non-interest income

30,296
29,693
99,085
93,492
Non-interest expenses:

Employees’ compensation and benefits
56,535
52,939
167,271
153,797

Occupancy and equipment
21,781
22,543
64,064
66,434

Business promotion
4,759
5,136
12,901
12,641

Professional service fees
11,022
12,549
34,591
35,179

Taxes, other than income taxes
5,465
5,349
15,701
15,056

FDIC deposit insurance
2,143
1,466
6,419
4,605

Net gain on OREO operations
(2,153)
(1,064)
(6,133)
(3,269)

Credit and debit card processing expenses
6,779
6,410
18,637
16,374

Communications
2,219
2,272
6,427
6,401

Other non-interest expenses
8,088
7,589
24,945
22,956

Total non-interest expenses
116,638
115,189
344,823
330,174
Income before income taxes
108,990
106,631
312,562
341,054
Income tax expense
26,968
32,028
89,187
109,156
Net income

$
82,022
$
74,603
$
223,375
$
231,898
Net income attributable to common stockholders

$
82,022
$
74,603
$
223,375
$
231,898
Net income per common share:

Basic
$
0.47
$
0.40
$
1.25
$
1.20

Diluted
$
0.46
$
0.40
$
1.25
$
1.19
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(LOSS)
(Unaudited)
Quarter Ended September 30, Nine-Month Period Ended September 30,
2023 2022 2023 2022
(In thousands)
Net income

$
82,022
$
74,603
$
223,375
$
231,898
Other comprehensive loss, net of tax:
Available-for-sale debt

securities:
Net unrealized holding losses on debt securities

(1)
(78,976)
(270,937)
(46,585)
(778,694)
Other comprehensive loss for the period
(78,976)
(270,937)
(46,585)
(778,694)

Total comprehensive income (loss) $
3,046
$
(196,334)
$
176,790
$
(546,796)
(1)
Net unrealized holding losses on available-for-sale debt securities have no tax effect because securities are either tax-exempt, held by an International Banking Entity (“IBE”), or have a full deferred tax asset valuation allowance.
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine-Month Period Ended September 30,
2023 2022
(In thousands)
Cash flows from operating activities:
Net income

$
223,375
$
231,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
15,274
16,810
Amortization of intangible assets
5,889
6,689
Provision for credit losses

42,128
11,984
Deferred income tax expense
5,539
42,382
Stock-based compensation
5,898
3,994
Gain on early extinguishment of debt
(1,605)
-
Unrealized gain on derivative instruments
(464)
(1,502)
Net gain on disposals or sales, and impairments of premises

and equipment and other assets
(235)
(897)
Net gain on sales of loans and loans held-for-sale valuation adjustments

(1,422)
(4,827)
Net amortization of discounts, premiums, and deferred loan fees and costs
839
(7,532)
Originations and purchases of loans held for sale
(125,886)
(184,544)
Sales and repayments of loans held for sale
126,800
204,182
Amortization of broker placement fees
216
89
Net amortization of premiums and discounts on investment securities
3,836
2,648
Decrease in accrued interest receivable
3,545
85
Increase (decrease) in accrued interest payable
13,729
(1,467)
Decrease in other assets
6,077
663
(Decrease) increase in other liabilities
(39,810)
14,097

Net cash provided by operating activities
283,723
334,752
Cash flows from investing activities:
Net disbursements on loans held for investment
(485,198)
(308,386)
Proceeds from sales of loans held for investment
6,663
39,069
Proceeds from sales of repossessed assets
40,384
31,638
Purchases of available-for-sale debt securities
(5,458)
(512,327)
Proceeds from principal repayments and maturities of available-for-sale debt securities
393,958
515,602
Purchases of held-to-maturity debt securities
-
(289,784)
Proceeds from principal repayments and maturities of held-to-maturity debt securities
79,889
23,320
Additions to premises and equipment
(19,938)
(15,442)
Proceeds from sales of premises and equipment and other assets
578
1,138
Net redemptions of other investments securities
6,520
6,988
Proceeds from the settlement of insurance claims - investing activities
133
-

Net cash provided by (used in) investing activities
17,531
(508,184)
Cash flows from financing activities:
Net increase (decrease) in deposits
275,825
(1,221,614)
Net repayments of short-term borrowings
(550,133)
-
Repayments of long-term borrowings
(19,795)
(300,000)
Proceeds from long-term borrowings
300,000
-
Repurchase of outstanding common stock
(126,918)
(227,256)
Dividends paid on common stock
(75,825)
(65,766)

Net cash used in financing activities
(196,846)
(1,814,636)
Net increase (decrease) in cash and cash equivalents
104,408
(1,988,068)
Cash and cash equivalents at beginning of year
480,505
2,543,058
Cash and cash equivalents at end of period $
584,913
$
554,990
Cash and cash equivalents include:
Cash and due from banks $
583,913
$
552,933
Money market investments
1,000
2,057
$
584,913
$
554,990
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY
(Unaudited)
Quarter Ended September 30, Nine-Month Period Ended September 30,
2023 2022 2023 2022
(In thousands, except per share information)
Common Stock $
22,366
$
22,366
$
22,366
$
22,366
Additional Paid-In Capital:

Balance at beginning of period
962,229
968,217
970,722
972,547

Stock-based compensation expense
1,901
1,414
5,898
3,994

Common stock reissued under stock-based compensation plan
(351)
(302)
(13,490)
(7,304)

Restricted stock forfeited
12
41
661
133

Balance at end of period
963,791
969,370
963,791
969,370
Retained Earnings:

Balance at beginning of period
1,733,497
1,541,334
1,644,209
1,427,295

Impact of adoption of Accounting Standards Update (“ASU”) 2022-02 (See

Note 1)
-
-
(1,357)
-

Net income

82,022
74,603
223,375
231,898

Dividends on common stock ($
0.14

per share and $
0.12

per share for the quarters ended

September 30, 2023 and 2022, respectively; $
0.42

per share and $
0.34

per share for the

for the nine-month periods ended September 30, 2023 and 2022, respectively)
(24,867)
(22,653)
(75,575)
(65,909)

Balance at end of period
1,790,652
1,593,284
1,790,652
1,593,284
Treasury Stock (at cost):

Balance at beginning of period
(547,706)
(382,245)
(506,979)
(236,442)

Common stock repurchases (See Note 14)
(75,011)
(75,010)
(128,228)
(227,723)

Common stock reissued under stock-based compensation plan
351
302
13,490
7,304

Restricted stock forfeited
(12)
(41)
(661)
(133)

Balance at end of period
(622,378)
(456,994)
(622,378)
(456,994)
Accumulated Other Comprehensive Loss, net

of tax:

Balance at beginning of period
(772,387)
(591,756)
(804,778)
(83,999)

Other comprehensive loss, net of tax
(78,976)
(270,937)
(46,585)
(778,694)

Balance at end of period
(851,363)
(862,693)
(851,363)
(862,693)

Total stockholders’ equity
$
1,303,068
$
1,265,333
$
1,303,068
$
1,265,333
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
INDEX TO NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
PAGE
Note 1 –
Basis of Presentation and Significant Accounting Policies

11
Note 2 – Debt Securities
13
Note 3 – Loans Held for Investment
23
Note 4 – Allowance for Credit Losses for Loans and Finance Leases
42
Note 5 – Other Real Estate Owned
45
Note 6 – Goodwill and Other Intangibles
46
Note 7 – Non-Consolidated Variable Interest Entities (“VIEs”) and Servicing Assets
47
Note 8 – Deposits
51
Note 9 – Securities Sold Under Agreements to Repurchase (Repurchase Agreements)
52
Note 10 – Advances from the Federal Home Loan Bank (“FHLB”)
52
Note 11 – Other Long-Term Borrowings
52
Note 12 – Earnings per Common Share
53
Note 13 – Stock-Based Compensation
54
Note 14 – Stockholders’ Equity
57
Note 15 – Accumulated Other Comprehensive Loss
59
Note 16 – Employee Benefit Plans
59
Note 17 – Income Taxes
60
Note 18 – Fair Value
62
Note 19 – Revenue from Contracts with Customers
67
Note 20 – Segment Information
70
Note 21 – Supplemental Statement of Cash Flows Information
73
Note 22 – Regulatory Matters, Commitments, and Contingencies
74
Note 23 – First BanCorp. (Holding Company Only) Financial Information
77

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS
(Unaudited)

NOTE 1 – BASIS

OF PRESENTATION AND

SIGNIFICANT

ACCOUNTING

POLICIES

The Consolidated

Financial Statements

(unaudited) for

the quarter

and nine-month

period ended

September 30,

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
of operations and cash flows

for the interim periods have

been reflected. All significant

intercompany accounts and transactions

have been
eliminated in consolidation. The Corporation evaluates subsequent events through the date of filing with the SEC.

The results of operations for the quarter and nine-month period ended September 30, 2023 are not necessarily indicative of the results to be expected

for the

entire

year.
Adoption of New Accounting Requirements
ASU 2022-02,

“Financial

Instruments

– Credit Losses

(Topic 326): Troubled

Debt Restructurings

(“TDR”) and

Vintage Disclosures”
Effective

January

1,

2023,

the

Corporation

adopted

ASU

2022-02,

which

removed

the

existing

measurement

and

disclosure
requirements

for

TDR

loans,

added

additional

disclosure

requirements

related

to

modifications

provided

to

borrowers

experiencing
financial difficulty regardless of

whether the modification

is accounted for

as a new

loan, and amends

the guidance on vintage

disclosures
to require disclosure of gross charge-offs by year of origination. Prior to adoption, modifications given to borrowers experiencing financial difficulty

for which

a

concession

was

granted

were required

to be

disclosed as

a TDR,

whereas now

modifications given

to borrowers
experiencing financial difficulty for

which there has

been a direct

change to the

timing or amount

of contractual cash flows

in the form

of
principal forgiveness, interest rate reduction, an other-than-insignificant payment delay, a term extension, or any combination of these types of loan modifications in the current period need to

be disclosed. ASU 2022-02 did not amend the

definition of financial difficulty.

ASU 2022-02 also eliminated the requirement to

only use a discounted cash

flow method for TDRs for

the determination of the ACL,
and

allows

the

option

of

a

non-discounted

cash

flow

portfolio-based

approach

for

modified

loans

to

borrowers

experiencing

financial
difficulties.
The

Corporation

elected

to

apply

a

non-discounted

cash

flow,

portfolio-based

ACL

approach

for

modified

loans

to

borrowers
experiencing financial difficulties for all

portfolios, using a modified retrospective

transition method. As such, the

ACL for modified loans
within

the

scope

of

ASU

2022-02

is

determined

in

a

manner

consistent

with

the

methodology

for

the

respective

class

and

risk
characteristics of

such loans.

The adoption resulted

in a

net increase

to the

ACL of approximately

$
2.1

million and

a decrease to

retained
earnings of approximately $
1.3

million, after tax, predominantly driven by residential mortgage loans. The amount of defined modifications
given to borrowers experiencing financial difficulty

is disclosed in Note 3

– Loans Held for Investment,

along with the financial impact

of
those

modifications.

Modifications

that

do

not

impact

the

contractual

payment

terms,

such

as

covenant

waivers,

and

any

modifications
made to loans held-for-sale and leases are

not included in the disclosures.

The Corporation was not impacted by the adoption

of the following ASUs during 2023:
●
ASU 2022-01, “Derivatives and Hedging

(Topic 815): Fair Value Hedging – Portfolio Layer Method”
●
ASU 2021-08, “Business

Combinations (Topic 805):

Accounting for

Contract Assets and

Contract Liabilities

From Contracts
With Customers”

Recently Issued Accounting Standards Not Yet

Effective or Not Yet

Adopted
The Corporation does not expect to be impacted by the following ASUs issued during 2023 that are not yet effective

or have not yet been
adopted:
●
ASU

2023-06,

“Disclosure

Improvements:

Codification

Amendments

in

Response

to

the

SEC’s

Disclosure

Update

and
Simplification Initiative”
●
ASU 2023-05, “Business Combinations – Joint Venture

Formations (Subtopic 805-60): Recognition and Initial Measurement”
●
ASU

2023-02,

“Investments

–

Equity

Method

and

Joint

Ventures

(Topic

323):

Accounting

for

Investments

in

Tax

Credit
Structures Using the Proportional Amortization Method”
●
ASU 2023-01, “Leases (Topic

842): Common Control Arrangements”
For

other

issued

accounting

standards

not

yet

effective

or

not

yet

adopted,

see

Note

1

–

Nature

of

Business

and

Summary

of
Significant Accounting Policies, to the audited consolidated financial statements included in the 2022 Annual Report on Form 10-K.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
13
NOTE 2 – DEBT SECURITIES
Available-for-Sale

Debt Securities
The amortized

cost, gross

unrealized gains

and losses,

ACL, estimated

fair value,

and weighted-average

yield of

available-for-sale
debt securities by contractual maturities as of September 30, 2023 were as follows:

September 30, 2023
Amortized cost
(1)
Gross
ACL Fair value

(2)
Unrealized Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:

Due within one year
$
47,585
$
-
$
1,313
$
-
$
46,272
0.54

After 1 to 5 years
100,671
-
6,220
-
94,451
0.74
U.S. government-sponsored entities (“GSEs”) obligations:

Due within one year
271,134
-
7,334
-
263,800
0.73

After 1 to 5 years
2,225,242
55
201,084
-
2,024,213
0.84

After 5 to 10 years
10,097
-
1,158
-
8,939
2.95

After 10 years
10,621
18
1
-
10,638
5.65
Puerto Rico government obligations:

After 10 years
(3)
3,204
-
1,374
382
1,448
-
United States and Puerto Rico government obligations
2,668,554
73
218,484
382
2,449,761
0.84
Mortgage-backed securities (“MBS”):

Residential MBS:

Freddie Mac (“FHLMC”) certificates:

After 1 to 5 years
21,356
-
1,205
-
20,151
2.06

After 5 to 10 years
160,407
-
18,393
-
142,014
1.55

After 10 years
1,013,862
-
211,720
-
802,142
1.40

1,195,625
-
231,318
-
964,307
1.43

Ginnie Mae (“GNMA”) certificates:

After 1 to 5 years
19,559
-
1,207
-
18,352
1.27

After 5 to 10 years
28,587
-
3,127
-
25,460
1.59

After 10 years
212,835
-
33,476
-
179,359
2.58
260,981
-
37,810
-
223,171
2.38

Fannie Mae (“FNMA”) certificates:

After 1 to 5 years
35,343
-
1,992
-
33,351
2.11

After 5 to 10 years
307,379
-
35,138
-
272,241
1.70

After 10 years
1,072,667
-
207,428
-
865,239
1.36

1,415,389
-
244,558
-
1,170,831
1.45

Collateralized mortgage obligations (“CMOs”) issued

or guaranteed by the FHLMC, FNMA, and GNMA:

After 10 years
280,056
-
62,888
-
217,168
1.54

Private label:

After 10 years
7,311
-
2,310
83
4,918
7.73
Total Residential MBS
3,159,362
-
578,884
83
2,580,395
1.54

Commercial MBS:

After 1 to 5 years
44,111
-
8,631
-
35,480
2.18

After 5 to 10 years
25,522
-
4,067
-
21,455
2.13

After 10 years
123,523
-
34,811
-
88,712
1.36
Total Commercial MBS
193,156
-
47,509
-
145,647
1.65
Total MBS
3,352,518
-
626,393
83
2,726,042
1.55
Total available-for-sale debt securities $
6,021,072
$
73
$
844,877
$
465
$
5,175,803
1.24
(1) Excludes accrued interest receivable on available-for-sale debt securities that totaled $
10.8

million as of September 30, 2023 reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
521.3

million (amortized cost - $
587.0

million) that was pledged at the FHLB as collateral for borrowings and letters of credit as well as $
2.8

billion (amortized cost - $
3.2

billion) pledged as collateral for the
uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.
(3) Consists of a residential pass-through MBS issued by the Puerto Rico Housing Finance Authority (“PRHFA”) that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010 and is in nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
14

The amortized

cost, gross

unrealized gains

and losses,

ACL, estimated

fair value,

and weighted-average

yield of

available-for-sale
debt securities by contractual maturities as of December 31, 2022 were as follows:

December 31, 2022
Amortized cost

(1)
Gross
ACL Fair value

(2)
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
(3)
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
(2) Includes $
250.6

million (amortized cost - $
286.5

million) that was pledged at the FHLB as collateral for borrowings and letters of credit as well as $
2.4

billion (amortized cost - $
2.8

billion) pledged as collateral for the
uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.
(3) Consists of a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010 and is in nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
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
The

following

tables

present

the

fair

value

and

gross

unrealized

losses

of

the

Corporation’s

available-for-sale

debt

securities,
aggregated by

investment category

and length of

time that individual

securities have

been in a

continuous unrealized

loss position, as
of September 30, 2023 and December 31, 2022. The tables also include debt securities for which an ACL was recorded.

As of September 30, 2023
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

U.S. Treasury and U.S. GSEs’

obligations
$
3,204
$
5
$
2,430,083
$
217,105
$
2,433,287
$
217,110

Puerto Rico government obligations
-
-
1,448
1,374
(1)
1,448
1,374

MBS:

Residential MBS:

FHLMC
12
1
964,295
231,317
964,307
231,318

GNMA
22,811
1,220
200,360
36,590
223,171
37,810

FNMA
9,195
191
1,161,636
244,367
1,170,831
244,558

CMOs issued or guaranteed by the FHLMC,

FNMA, and GNMA
-
-
217,168
62,888
217,168
62,888

Private label
-
-
4,918
2,310
(1)
4,918
2,310

Commercial MBS
11,509
202
134,138
47,307
145,647
47,509
$
46,731
$
1,619
$
5,114,046
$
843,258
$
5,160,777
$
844,877
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of September 30, 2023, the

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

STATEMENTS – (Continued)
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

as of September

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

Private label MBS

held as part

of the Corporation’s

available for sale

portfolio consist of

trust certificates issued

by an unaffiliated
party

backed

by

fixed-rate,

single-family

residential

mortgage

loans

in

the

U.S.

mainland

with

original

FICO

scores

over

700

and
moderate

loan-to-value

ratios (under
80
%), as

well

as moderate

delinquency

levels.

The interest

rate

on

these

private label

MBS is
variable, tied

to 3-month

CME Term

Secured Overnight

Financing Rate

(“SOFR”) plus

a tenor

spread adjustment

of
0.26161
% and
the

original

spread

limited

to

the

weighted-average

coupon

of

the

underlying

collateral.

The

Corporation

determined

the

ACL

for
private

label

MBS

based

on

a

risk-adjusted

discounted

cash

flow

methodology

that

considers

the

structure

and

terms

of

the
instruments.

The

Corporation

utilized

probability

of

default (“PDs”)

and

loss

given

default

(“LGDs”)

that

considered,

among

other
things, historical

payment performance,

loan-to-value attributes,

and relevant

current and

forward-looking

macroeconomic variables,
such as

regional unemployment

rates and

the housing

price index.

Under this

approach, expected

cash flows

(interest and

principal)
were discounted

at the

U.S. Treasury

yield curve

as of

the reporting

date.

See Note

18 –

Fair Value

for the

significant assumptions
used in the valuation of the private label MBS as of September 30, 2023 and December

31, 2022.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
17
For the residential

pass-through MBS issued by

the PRHFA

held as part of

the Corporation’s

available-for-sale portfolio

backed by
second

mortgage

residential

loans

in

Puerto

Rico,

the

ACL

was

determined

based

on

a

discounted

cash

flow

methodology

that
considered the structure and

terms of the debt security.

The expected cash flows were

discounted at the U.S. Treasury

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

Quarter Ended September 30,

2023 2022
Private label
MBS
Puerto Rico

Government
Obligations Total
Private label
MBS
Puerto Rico

Government
Obligations Total
(In thousands)
Beginning balance $
83
$
350
$
433
$
290
$
386
$
676
Provision for credit losses - expense (benefit)
-
32
32
-
(12)
(12)

ACL on available-for-sale debt securities
$
83
$
382
$
465
$
290
$
374
$
664

Nine-Month Period Ended September 30,

2023 2022
Private label
MBS
Puerto Rico

Government
Obligations Total
Private label
MBS
Puerto Rico

Government
Obligations Total
(In thousands)
Beginning balance $
83
$
375
$
458
$
797
$
308
$
1,105
Provision for credit losses - expense (benefit)

-
7
7
(501)
66
(435)
Net charge-offs
-
-
-
(6)
-
(6)

ACL on available-for-sale debt securities
$
83
$
382
$
465
$
290
$
374
$
664

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
18
Held-to-Maturity Debt Securities
The

amortized

cost,

gross

unrecognized

gains

and

losses,

estimated

fair

value,

ACL,

weighted-average

yield

and

contractual
maturities of held-to-maturity debt securities as of September 30, 2023 and December 31, 2022 were as follows
:

September 30, 2023
Amortized cost
(1) (2)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Puerto Rico municipal bonds:
Due within one year
$
3,159
$
15
$
23
$
3,151
$
46
9.30
After 1 to 5 years
51,133
1,052
1,111
51,074
1,320
7.71
After 5 to 10 years
35,831
3,540
271
39,100
605
7.05
After 10 years
16,595
212
-
16,807
279
8.75
Total Puerto Rico municipal bonds
106,718
4,819
1,405
110,132
2,250
7.70
MBS:

Residential MBS:
FHLMC certificates:
After 5 to 10 years
17,580
-
1,131
16,449
-
3.03
After 10 years
18,740
-
1,689
17,051
-
4.34
36,320
-
2,820
33,500
-
3.70
GNMA certificates:
After 10 years
16,786
-
1,414
15,372
-
3.35
FNMA certificates:
After 10 years
68,388
-
5,902
62,486
-
4.17
CMOs issued or guaranteed by

FHLMC, FNMA, and GNMA
After 10 years
29,156
-
1,898
27,258
-
3.49
Total Residential MBS
150,650
-
12,034
138,616
-
3.84

Commercial MBS:
After 1 to 5 years
9,489
-
516
8,973
-
3.48
After 10 years
92,312
-
7,182
85,130
-
3.15
Total Commercial MBS
101,801
-
7,698
94,103
-
3.18
Total MBS
252,451
-
19,732
232,719
-
3.57
Total held-to-maturity debt securities $
359,169
$
4,819
$
21,137
$
342,851
$
2,250
4.80
(1) Excludes accrued interest receivable on held-to-maturity debt securities that totaled $
2.8

million as of September 30, 2023 reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
179.9

million (fair value - $
174.9

million) that serves as collateral for the uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
19

December 31, 2022
Amortized cost
(1) (2)
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
(2) Includes $
190.1

million (fair value - $
189.4

million) that serves as collateral for the uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
20
The

following

tables

present

the

Corporation’s

held-to-maturity

debt

securities’

fair

value

and

gross

unrecognized

losses,
aggregated

by

category

and

length

of

time

that

individual

securities

had

been

in

a

continuous

unrecognized

loss

position,

as

of
September 30, 2023 and December 31, 2022, including debt securities for which an ACL was recorded:

As of September 30, 2023
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

Puerto Rico municipal bonds
$
-
$
-
$
34,244
$
1,405
$
34,244
$
1,405

MBS:

Residential MBS:

FHLMC certificates
-
-
33,500
2,820
33,500
2,820

GNMA certificates
-
-
15,372
1,414
15,372
1,414

FNMA certificates
-
-
62,486
5,902
62,486
5,902

CMOs issued or guaranteed by FHLMC,

FNMA, and GNMA
-
-
27,258
1,898
27,258
1,898

Commercial MBS
-
-
94,103
7,698
94,103
7,698
Total held-to-maturity debt securities $
-
$
-
$
266,963
$
21,137
$
266,963
$
21,137
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

STATEMENTS – (Continued)
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

Form 10-K.

The Corporation

performs periodic

credit quality

reviews on

these issuers.

All of

the Puerto

Rico municipal

bonds were

current as

to
scheduled contractual payments as of

September 30, 2023. A security is

considered to be past due once

it is 30 days contractually past

due
under the terms of the agreement. The ACL of Puerto Rico municipal bonds decreased to $
2.3

million as of September 30, 2023, from $
8.3
million as of December 31, 2022, mostly driven by the refinancing of a

$
46.5

million municipal

bond into

a shorter-term

commercial
loan structure and, to a lesser extent,

a reduction in qualitative reserves

driven by updated financial information

of certain bond issuers
received during the third quarter of 2023.

The following tables present

the activity in the

ACL for held-to-maturity debt

securities by major security

type for the quarters

and
nine-month periods ended September 30, 2023 and 2022:

Puerto Rico Municipal Bonds
Quarter Ended September 30,

2023 2022
(In thousands)
Beginning Balance $
8,401
$
8,885
Provision for credit losses - benefit
(6,151)
(628)
ACL on held-to-maturity debt securities
$
2,250
$
8,257

Puerto Rico Municipal Bonds
Nine-Month Period Ended September 30,

2023 2022
(In thousands)
Beginning Balance $
8,286
$
8,571
Provision for credit losses - benefit
(6,036)
(314)
ACL on held-to-maturity debt securities
$
2,250
$
8,257

During the

second quarter

of 2019,

the oversight

board established

by PROMESA

announced

the designation

of Puerto

Rico’s

78
municipalities

as

covered

instrumentalities

under

PROMESA.

Municipalities

may

be

affected

by

the

negative

economic

and

other
effects

resulting

from

expense,

revenue,

or

cash

management

measures

taken

by

the

Puerto

Rico

government

to

address

its

fiscal
situation, or measures included

in its fiscal plan or

fiscal plans of other

government entities. Given the inherent

uncertainties about the
fiscal situation of the Puerto

Rico central government and

the measures taken, or to

be taken, by other government

entities in response
to

economic

and

fiscal

challenges,

the

Corporation

cannot be

certain

whether

future charges

to

the ACL

on

these

securities will

be
required.

From

time

to

time,

the

Corporation

has

held-to-maturity

securities

with

an

original

maturity

of

three

months

or

less

that

are
considered

cash

and

cash

equivalents

and

are

classified

as

money

market

investments

in

the

consolidated

statements

of

financial
condition. As of September 30, 2023 and December 31, 2022, the

Corporation had no outstanding held-to-maturity securities that were classified as cash and cash equivalents.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
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

Loss,

which

are

asset

quality

categories

defined

by

regulatory

authorities.

These

assets
have an

elevated level

of risk

and may

have a

high probability

of default

or total

loss. Puerto

Rico municipal

bonds that

do not

meet
the criteria

for classification

as criticized

assets are

considered

to be

Pass-rated securities.

For additional

descriptions of

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
As of September 30, 2023 and December 31, 2022,

all Puerto Rico municipal bonds classified as held-to-maturity were classified as
Pass.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
23
NOTE 3 – LOANS HELD FOR INVESTMENT

The

following table

provides information

about

the

loan

portfolio held

for

investment by

portfolio segment

and

disaggregated by
geographic locations

as of the indicated

dates:

As of September 30,

As of December 31,
2023 2022
(In thousands)
Puerto Rico and Virgin Islands region:
Residential mortgage loans, mainly secured by first mortgages $
2,353,679
$
2,417,900
Construction loans
102,327
34,772
Commercial mortgage loans

1,780,008
1,834,204
Commercial and Industrial ("C&I") loans
2,088,274
1,860,109
Consumer loans
3,582,001
3,317,489
Loans held for investment $
9,906,289
$
9,464,474
Florida region:
Residential mortgage loans, mainly secured by first mortgages $
458,952
$
429,390
Construction loans
100,447
98,181
Commercial mortgage loans

536,105
524,647
C&I loans
942,680
1,026,154
Consumer loans
6,459
9,979
Loans held for investment $
2,044,643
$
2,088,351
Total:
Residential mortgage loans, mainly secured by first mortgages $
2,812,631
$
2,847,290
Construction loans
202,774
132,953
Commercial mortgage loans

2,316,113
2,358,851
C&I loans
(1)
3,030,954
2,886,263
Consumer loans
3,588,460
3,327,468
Loans held for investment
(2)
11,950,932
11,552,825
ACL on loans and finance leases
(263,615)
(260,464)
Loans held for investment, net $
11,687,317
$
11,292,361
(1)
As of September 30, 2023 and December 31, 2022, includes

$
807.6

million and $
838.5

million, respectively, of commercial loans that were secured by real estate and for which the primary source of repayment at origination was not dependent upon such real estate.
(2) Includes accretable fair value net purchase discounts of $
25.8

million and $
29.3

million as of September 30, 2023 and December 31, 2022, respectively.
Various

loans

were

assigned

as

collateral

for

borrowings,

government

deposits,

time

deposits

accounts,

and

related

unused
commitments.

The carrying

value of

loans pledged

as collateral

amounted

to $
4.4

billion and

$
4.3

billion as

of September

30, 2023
and December

31, 2022,

respectively.

As of

each of

September 30,

2023 and

December 31,

2022, loans

pledged as

collateral include
$
1.8

billion that were pledged

at the FHLB as

collateral for borrowings and

letters of credit; $
2.4

billion that were pledged

at the FED
Discount

Window

as

collateral

for

borrowings,

compared

to

$
2.2

billion

as

of

December

31,

2022;

and

$
68.2

million

serve

as
collateral for the uninsured portion of government deposits, compared to $
123.7

million as of December 31, 2022.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
24
The Corporation’s

aging of

the loan

portfolio held

for investment,

as well

as information

about nonaccrual

loans with

no ACL,

by
portfolio classes as of September 30, 2023 and December 31, 2022 are as follows:

As of September 30, 2023 Days Past Due and Accruing
Current 30-59 60-89
90+
(1) (2) (3)
Nonaccrual
(4)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(5)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed

loans
(1) (3) (6)
$
69,175
$
-
$
2,754
$
32,167
$
-
$
104,096
$
-

Conventional residential mortgage loans
(2) (6)
2,633,303
-
31,328
11,958
31,946
2,708,535
1,910
Commercial loans:

Construction loans

(6)
199,293
1,834
-
7
1,640
202,774
973

Commercial mortgage loans
(2) (6)
2,290,012
930
1,166
2,373
21,632
2,316,113
5,458

C&I loans

2,998,999
441
1,956
10,749
18,809
3,030,954
1,523
Consumer loans:

Auto loans
1,826,679
52,755
10,648
-
13,103
1,903,185
102

Finance leases
816,251
10,421
2,346
-
2,522
831,540
-

Personal loans
367,428
5,708
2,840
-
1,874
377,850
-

Credit cards
308,519
4,563
3,230
5,638
-
321,950
-

Other consumer loans
148,251
2,399
1,647
-
1,638
153,935
1

Total loans held for investment
$
11,657,910
$
79,051
$
57,915
$
62,892
$
93,164
$
11,950,932
$
9,967

(1)
It is the Corporation's policy to report delinquent Federal Housing Authority (“FHA”)/Veterans Affairs (“VA”)

government-guaranteed residential mortgage loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $
17.4

million of residential mortgage loans guaranteed by the FHA that were over 15 months delinquent as of September 30, 2023.
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
These loans will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The portion of such loans contractually past due 90 days or more, amounting to $
8.9

million as of September 30,

2023 ($
8.0

million conventional residential mortgage loans and $
0.9

million commercial mortgage loans), is presented
in the loans past due 90 days or more and still accruing category in the table above.
(3) Include rebooked loans, which were previously pooled into GNMA securities, amounting to $
8.5

million as of September 30, 2023. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s

specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.
(4) Nonaccrual loans in the Florida region amounted to $
8.7

million as of September 30, 2023, primarily nonaccrual residential mortgage loans and C&I loans.
(5) There were
no

nonaccrual loans with no ACL in the Florida region as of September 30, 2023.
(6)
According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal
Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans,
conventional residential mortgage loans, commercial mortgage loans, and construction loans past due 30-59 days, but less than two payments in arrears, as of September 30, 2023 amounted to $
6.9

million, $
65.5
million, $
1.0

million, and $
0.1

million, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
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
0.9

million and $
2.0

million for the quarter

and nine-month period ended

September 30, 2023, respectively,

compared to $
0.5
million

and

$
1.2

million

for

the

quarter

and

nine-month

period

ended

September

30,

2022,

respectively.

For

the

quarter

and

nine-
month period

ended September

30, 2023,

the cash interest

income recognized on

nonaccrual loans amounted

to $
0.4

million and $
1.4
million,

respectively,

compared

to

$
0.3

million

and

$
1.0

million

for

the

quarter

and

nine-month

period

ended

September

30,

2022,
respectively.
As of

September 30,

2023, the

recorded investment

on residential

mortgage loans

collateralized by

residential real

estate property
that

were

in

the

process

of

foreclosure

amounted

to

$
43.8

million,

including

$
18.4

million

of

FHA/VA

government-guaranteed
mortgage

loans,

and

$
6.1

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

STATEMENTS – (Continued)
26
For residential mortgage and consumer loans, the Corporation also evaluates credit quality based on its interest accrual status.
Based on

the most

recent analysis

performed, the

amortized cost

of commercial

and construction

loans by portfolio

classes and

by
origination year

based on

the internal

credit-risk category

as of

September 30,

2023, the

gross charge

-offs for

the nine-month

period
ended September

30, 2023

by portfolio

classes and

by origination

year,

and the

amortized cost

of commercial

and construction

loans
by portfolio classes based on the internal credit-risk category as of December

31, 2022, were as follows:

As of September 30, 2023
Puerto Rico and Virgin Islands region
Term Loans
As of December 31, 2022
Amortized Cost Basis by Origination Year
(1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
44,895
$
36,361
$
14,939
$
-
$
-
$
3,824
$
-
$
100,019
$
31,879

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
2,308
-
2,308
2,893

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
44,895
$
36,361
$
14,939
$
-
$
-
$
6,132
$
-
$
102,327
$
34,772

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
42
$
-
$
42
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
118,701
$
382,403
$
138,404
$
318,372
$
278,814
$
355,823
$
1,153
$
1,593,670
$
1,655,728

Criticized:

Special Mention
-
4,438
-
33,670
-
112,829
-
150,937
145,415

Substandard
-
127
-
-
2,825
31,639
-
34,591
33,061

Doubtful
-
-
-
-
-
810
-
810
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
118,701
$
386,968
$
138,404
$
352,042
$
281,639
$
501,101
$
1,153
$
1,780,008
$
1,834,204

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
107
$
-
$
107
C&I

Risk Ratings:

Pass
$
216,614
$
293,433
$
165,637
$
171,386
$
284,636
$
188,691
$
697,937
$
2,018,334
$
1,789,572

Criticized:

Special Mention
546
-
-
-
492
2,469
33,448
36,955
43,224

Substandard
1
-
385
617
13,439
18,178
365
32,985
27,313

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
217,161
$
293,433
$
166,022
$
172,003
$
298,567
$
209,338
$
731,750
$
2,088,274
$
1,860,109

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
218
$
57
$
275
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
27

As of September 30, 2023
Term Loans
As of December 31, 2022 Florida region Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
787
$
54,329
$
39,004
$
-
$
-
$
-
$
236
$
94,356
$
98,181

Criticized:

Special Mention
-
-
6,091
-
-
-
-
6,091
-

Substandard
-
-
-
-
-
-
-
-
-

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
787
$
54,329
$
45,095
$
-
$
-
$
-
$
236
$
100,447
$
98,181

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
22,043
$
185,268
$
63,924
$
40,330
$
50,661
$
119,451
$
29,008
$
510,685
$
503,184

Criticized:

Special Mention
-
-
-
-
13,080
11,172
-
24,252
20,295

Substandard
-
-
-
1,168
-
-
-
1,168
1,168

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
22,043
$
185,268
$
63,924
$
41,498
$
63,741
$
130,623
$
29,008
$
536,105
$
524,647

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
80,515
$
271,894
$
172,186
$
57,897
$
135,159
$
54,973
$
122,583
$
895,207
$
979,151

Criticized:

Special Mention
-
-
19,532
-
11,878
11,169
-
42,579
17,905

Substandard
-
-
-
632
191
3,185
-
4,008
29,098

Doubtful
-
-
-
-
-
886
-
886
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
80,515
$
271,894
$
191,718
$
58,529
$
147,228
$
70,213
$
122,583
$
942,680
$
1,026,154

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
6,202
$
-
$
6,202
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
28

As of September 30, 2023
Total Term Loans
As of December 31, 2022 Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
45,682
$
90,690
$
53,943
$
-
$
-
$
3,824
$
236
$
194,375
$
130,060

Criticized:

Special Mention
-
-
6,091
-
-
-
-
6,091
-

Substandard
-
-
-
-
-
2,308
-
2,308
2,893

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
45,682
$
90,690
$
60,034
$
-
$
-
$
6,132
$
236
$
202,774
$
132,953

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
42
$
-
$
42
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
140,744
$
567,671
$
202,328
$
358,702
$
329,475
$
475,274
$
30,161
$
2,104,355
$
2,158,912

Criticized:

Special Mention
-
4,438
-
33,670
13,080
124,001
-
175,189
165,710

Substandard
-
127
-
1,168
2,825
31,639
-
35,759
34,229

Doubtful
-
-
-
-
-
810
-
810
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
140,744
$
572,236
$
202,328
$
393,540
$
345,380
$
631,724
$
30,161
$
2,316,113
$
2,358,851

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
107
$
-
$
107
C&I

Risk Ratings:

Pass
$
297,129
$
565,327
$
337,823
$
229,283
$
419,795
$
243,664
$
820,520
$
2,913,541
$
2,768,723

Criticized:

Special Mention
546
-
19,532
-
12,370
13,638
33,448
79,534
61,129

Substandard
1
-
385
1,249
13,630
21,363
365
36,993
56,411

Doubtful
-
-
-
-
-
886
-
886
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
297,676
$
565,327
$
357,740
$
230,532
$
445,795
$
279,551
$
854,333
$
3,030,954
$
2,886,263

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
6,420
$
57
$
6,477
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
29
The following

tables present the

amortized cost of

residential mortgage

loans by portfolio

classes and by

origination year

based on
accrual

status as

of

September

30,

2023,

the

gross charge

-offs

for

the

nine-month

period

ended

September

30,

2023 by

origination
year, and the amortized cost of residential mortgage

loans by portfolio classes based on accrual status as of December 31, 2022:

As of September 30, 2023
As of
December 31,
2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
220
$
686
$
1,455
$
660
$
1,104
$
99,007
$
-
$
103,132
$
117,416
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
220
$
686
$
1,455
$
660
$
1,104
$
99,007
$
-
$
103,132
$
117,416
Conventional residential mortgage loans:
Accrual Status:
Performing $
114,791
$
168,507
$
69,903
$
30,088
$
44,999
$
1,797,010
$
-
$
2,225,298
$
2,265,013
Non-Performing
-
-
35
-
174
25,040
-
25,249
35,471
Total conventional residential mortgage loans $
114,791
$
168,507
$
69,938
$
30,088
$
45,173
$
1,822,050
$
-
$
2,250,547
$
2,300,484
Total:
Accrual Status:
Performing $
115,011
$
169,193
$
71,358
$
30,748
$
46,103
$
1,896,017
$
-
$
2,328,430
$
2,382,429
Non-Performing
-
-
35
-
174
25,040
-
25,249
35,471
Total residential mortgage loans in Puerto Rico
and Virgin Islands Region $
115,011
$
169,193
$
71,393
$
30,748
$
46,277
$
1,921,057
$
-
$
2,353,679
$
2,417,900
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
3
$
-
$
2,619
$
-
$
2,622
(1) Excludes accrued interest receivable.

As of September 30, 2023
As of
December 31,
2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
964
$
-
$
964
$
742
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
964
$
-
$
964
$
742
Conventional residential mortgage loans:
Accrual Status:
Performing $
71,543
$
78,806
$
47,891
$
29,868
$
27,387
$
195,796
$
-
$
451,291
$
421,347
Non-Performing
-
16
-
-
257
6,424
-
6,697
7,301
Total conventional residential mortgage loans $
71,543
$
78,822
$
47,891
$
29,868
$
27,644
$
202,220
$
-
$
457,988
$
428,648
Total:
Accrual Status:
Performing $
71,543
$
78,806
$
47,891
$
29,868
$
27,387
$
196,760
$
-
$
452,255
$
422,089
Non-Performing
-
16
-
-
257
6,424
-
6,697
7,301
Total residential mortgage loans in Florida region $
71,543
$
78,822
$
47,891
$
29,868
$
27,644
$
203,184
$
-
$
458,952
$
429,390
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
-
$
6
$
-
$
6
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
30

As of September 30, 2023
As of
December 31,
2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
220
$
686
$
1,455
$
660
$
1,104
$
99,971
$
-
$
104,096
$
118,158
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
220
$
686
$
1,455
$
660
$
1,104
$
99,971
$
-
$
104,096
$
118,158
Conventional residential mortgage loans:
Accrual Status:
Performing $
186,334
$
247,313
$
117,794
$
59,956
$
72,386
$
1,992,806
$
-
$
2,676,589
$
2,686,360
Non-Performing
-
16
35
-
431
31,464
-
31,946
42,772
Total conventional residential mortgage loans $
186,334
$
247,329
$
117,829
$
59,956
$
72,817
$
2,024,270
$
-
$
2,708,535
$
2,729,132
Total:
Accrual Status:
Performing $
186,554
$
247,999
$
119,249
$
60,616
$
73,490
$
2,092,777
$
-
$
2,780,685
$
2,804,518
Non-Performing
-
16
35
-
431
31,464
-
31,946
42,772
Total residential mortgage loans $
186,554
$
248,015
$
119,284
$
60,616
$
73,921
$
2,124,241
$
-
$
2,812,631
$
2,847,290
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
3
$
-
$
2,625
$
-
$
2,628
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
31
The

following

tables present

the

amortized

cost

of

consumer

loans

by

portfolio

classes

and

by origination

year

based on

accrual
status as

of September

30, 2023,

the gross

charge-offs

for the

nine-month period

ended September

30, 2023

by portfolio

classes and
by origination year, and the amortized

cost of consumer loans by portfolio classes based on accrual status as of December 31,

2022:

As of September 30, 2023
As of
December 31,
2022
Term Loans
Amortized Cost Basis by Origination Year
(1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Region:
Auto loans:
Accrual Status:
Performing $
483,036
$
567,954
$
414,852
$
195,698
$
149,360
$
77,639
$
-
$
1,888,539
$
1,783,782
Non-Performing
1,271
3,122
2,654
1,407
2,472
2,141
-
13,067
10,596
Total auto loans $
484,307
$
571,076
$
417,506
$
197,105
$
151,832
$
79,780
$
-
$
1,901,606
$
1,794,378
Charge-offs on auto loans $
630
$
5,420
$
3,412
$
1,391
$
1,811
$
1,237
$
-
$
13,901
Finance leases:
Accrual Status:
Performing $
243,524
$
258,990
$
162,169
$
70,224
$
60,539
$
33,572
$
-
$
829,018
$
716,585
Non-Performing
7
741
466
434
305
569
-
2,522
1,645
Total finance leases $
243,531
$
259,731
$
162,635
$
70,658
$
60,844
$
34,141
$
-
$
831,540
$
718,230
Charge-offs on finance leases $
172
$
1,182
$
921
$
419
$
446
$
579
$
-
$
3,719
Personal loans:
Accrual Status:
Performing $
133,568
$
133,763
$
37,159
$
19,132
$
33,558
$
18,492
$
-
$
375,672
$
351,664
Non-Performing
162
1,146
196
71
161
138
-
1,874
1,248
Total personal loans $
133,730
$
134,909
$
37,355
$
19,203
$
33,719
$
18,630
$
-
$
377,546
$
352,912
Charge-offs on personal loans $
242
$
5,765
$
2,137
$
892
$
1,812
$
1,077
$
-
$
11,925
Credit cards:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
321,950
$
321,950
$
311,731
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
321,950
$
321,950
$
311,731
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
13,294
$
13,294
Other consumer loans:
Accrual Status:
Performing $
69,063
$
40,513
$
11,921
$
6,396
$
6,377
$
4,442
$
9,071
$
147,783
$
139,116
Non-Performing
323
671
184
52
91
160
95
1,576
1,122
Total other consumer loans $
69,386
$
41,184
$
12,105
$
6,448
$
6,468
$
4,602
$
9,166
$
149,359
$
140,238
Charge-offs on other consumer loans $
662
$
5,418
$
1,853
$
446
$
851
$
297
$
354
$
9,881
Total:
Performing $
929,191
$
1,001,220
$
626,101
$
291,450
$
249,834
$
134,145
$
331,021
$
3,562,962
$
3,302,878
Non-Performing
1,763
5,680
3,500
1,964
3,029
3,008
95
19,039
14,611
Total consumer loans in Puerto Rico and Virgin
Islands region $
930,954
$
1,006,900
$
629,601
$
293,414
$
252,863
$
137,153
$
331,116
$
3,582,001
$
3,317,489
Charge-offs on total consumer loans $
1,706
$
17,785
$
8,323
$
3,148
$
4,920
$
3,190
$
13,648
$
52,720
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
32

As of September 30, 2023
As of
December 31,
2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
Auto loans:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
187
$
1,356
$
-
$
1,543
$
3,617
Non-Performing
-
-
-
-
-
36
-
36
76
Total auto loans $
-
$
-
$
-
$
-
$
187
$
1,392
$
-
$
1,579
$
3,693
Charge-offs on auto loans $
-
$
-
$
-
$
-
$
23
$
263
$
-
$
286
Finance leases:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Personal loans:
Accrual Status:
Performing $
231
$
-
$
71
$
2
$
-
$
-
$
-
$
304
$
334
Non-Performing
-
-
-
-
-
-
-
-
-
Total personal loans $
231
$
-
$
71
$
2
$
-
$
-
$
-
$
304
$
334
Charge-offs on personal loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Credit cards:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Other consumer loans:
Accrual Status:
Performing $
55
$
47
$
225
$
451
$
-
$
2,295
$
1,441
$
4,514
$
5,833
Non-Performing
-
-
-
-
-
20
42
62
119
Total other consumer loans $
55
$
47
$
225
$
451
$
-
$
2,315
$
1,483
$
4,576
$
5,952
Charge-offs on other consumer loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Total:
Performing $
286
$
47
$
296
$
453
$
187
$
3,651
$
1,441
$
6,361
$
9,784
Non-Performing
-
-
-
-
-
56
42
98
195
Total consumer loans in Florida region $
286
$
47
$
296
$
453
$
187
$
3,707
$
1,483
$
6,459
$
9,979
Charge-offs on total consumer loans $
-
$
-
$
-
$
-
$
23
$
263
$
-
$
286
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
33

As of September 30, 2023
As of
December 31,
2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
Auto loans:
Accrual Status:
Performing $
483,036
$
567,954
$
414,852
$
195,698
$
149,547
$
78,995
$
-
$
1,890,082
$
1,787,399
Non-Performing
1,271
3,122
2,654
1,407
2,472
2,177
-
13,103
10,672
Total auto loans $
484,307
$
571,076
$
417,506
$
197,105
$
152,019
$
81,172
$
-
$
1,903,185
$
1,798,071
Charge-offs on auto loans $
630
$
5,420
$
3,412
$
1,391
$
1,834
$
1,500
$
-
$
14,187
Finance leases:
Accrual Status:
Performing $
243,524
$
258,990
$
162,169
$
70,224
$
60,539
$
33,572
$
-
$
829,018
$
716,585
Non-Performing
7
741
466
434
305
569
-
2,522
1,645
Total finance leases $
243,531
$
259,731
$
162,635
$
70,658
$
60,844
$
34,141
$
-
$
831,540
$
718,230
Charge-offs on finance leases $
172
$
1,182
$
921
$
419
$
446
$
579
$
-
$
3,719
Personal loans:
Accrual Status:
Performing $
133,799
$
133,763
$
37,230
$
19,134
$
33,558
$
18,492
$
-
$
375,976
$
351,998
Non-Performing
162
1,146
196
71
161
138
-
1,874
1,248
Total personal loans $
133,961
$
134,909
$
37,426
$
19,205
$
33,719
$
18,630
$
-
$
377,850
$
353,246
Charge-offs on personal loans $
242
$
5,765
$
2,137
$
892
$
1,812
$
1,077
$
-
$
11,925
Credit cards:
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
321,950
$
321,950
$
311,731
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
321,950
$
321,950
$
311,731
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
13,294
$
13,294
Other consumer loans:
Accrual Status:
Performing $
69,118
$
40,560
$
12,146
$
6,847
$
6,377
$
6,737
$
10,512
$
152,297
$
144,949
Non-Performing
323
671
184
52
91
180
137
1,638
1,241
Total other consumer loans $
69,441
$
41,231
$
12,330
$
6,899
$
6,468
$
6,917
$
10,649
$
153,935
$
146,190
Charge-offs on other consumer loans $
662
$
5,418
$
1,853
$
446
$
851
$
297
$
354
$
9,881
Total:
Performing $
929,477
$
1,001,267
$
626,397
$
291,903
$
250,021
$
137,796
$
332,462
$
3,569,323
$
3,312,662
Non-Performing
1,763
5,680
3,500
1,964
3,029
3,064
137
19,137
14,806
Total consumer loans $
931,240
$
1,006,947
$
629,897
$
293,867
$
253,050
$
140,860
$
332,599
$
3,588,460
$
3,327,468
Charge-offs on total consumer loans $
1,706
$
17,785
$
8,323
$
3,148
$
4,943
$
3,453
$
13,648
$
53,006
(1) Excludes accrued interest receivable.
As of September 30, 2023 and December 31, 2022, the balance of revolving loans converted to term loans was
no
t material.
Accrued interest receivable

on loans totaled $
55.2

million as of September

30, 2023 (as

compared to $
53.1

million as of December
31,

2022),

was

reported

as

part

of

accrued

interest

receivable

on

loans

and

investment

securities

in

the

consolidated

statements

of
financial condition,

and is excluded from the estimate of credit losses.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
34
The

following

tables

present

information

about

collateral

dependent

loans

that

were

individually

evaluated

for

purposes

of
determining the ACL as of September 30, 2023 and December

31, 2022
:

As of September 30, 2023
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost

Related
Allowance Amortized Cost
Amortized Cost

Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
27,341
$
1,596
$
68
$
27,409
$
1,596
Commercial loans:
Construction loans
-
-
956
956
-
Commercial mortgage loans
12,525
1,651
44,722
57,247
1,651
C&I loans

12,062
2,105
6,649
18,711
2,105
Consumer loans:
Personal loans
28
-
-
28
-
Other consumer loans
162
17
-
162
17
$
52,118
$
5,369
$
52,395
$
104,513
$
5,369

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

September 30, 2023

was
72
%, compared to
70
% as of

December 31, 2022,

which
was not considered a significant change in the extent to which collateral secured these loans.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
35
Purchases and Sales of Loans
In

the

ordinary

course

of

business,

the

Corporation

enters

into

securitization

transactions

and

whole

loan

sales

with

GNMA

and
GSEs, such as FNMA and

FHLMC. During the first

nine months of 2023,

loans pooled into GNMA MBS

amounted to approximately
$
102.9

million, compared

to $
115.7

million during the

first nine months

of 2022,

for which the

Corporation recognized

a net gain

on
sale

of

$
2.2

million

and

$
3.2

million,

respectively.

Also,

during

the

first

nine

months

of

2023,

the

Corporation

sold

approximately
$
28.6

million

of

performing

residential

mortgage

loans

to

FNMA

and

FHLMC,

compared

to

$
90.8

million

during

the

first

nine
months

of

2022,

for

which

the

Corporation

recognized

a

net

gain

on

sale

of

$
0.7

million

and

$
4.0

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
8.5

million and $
10.4

million, respectively.
During

the

first

nine

months

of

2023

and

2022,

the

Corporation

repurchased,

pursuant

to

the

aforementioned

repurchase

option,
$
2.5

million and $
8.2

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

The Corporation’s risk of
loss

with

respect

to

these

loans

is

also

minimal

as

these

repurchased

loans

are

generally

performing

loans

with

documentation
deficiencies.
During

the first

nine

months of

2023

and

2022,

the

Corporation

purchased

C&I

loan

participations

in

the Florida

region

totaling
$
61.3

million and $
135.4

million, respectively.

There were
no

significant sales of

commercial loan

participations during the

first nine
months of 2023. Meanwhile, during the first nine months

of 2022, the Corporation sold a $
35.2

million commercial and industrial loan
participation in the Puerto Rico region.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
36

Loan Portfolio Concentration
The Corporation’s

primary

lending area

is Puerto

Rico. The

Corporation’s

banking subsidiary,

FirstBank, also

lends in

the USVI
and BVI markets

and in the

United States (principally

in the state of

Florida). Of the

total gross loans

held for investment

portfolio of
$
12.0

billion as of

September 30,

2023, credit risk

concentration was

approximately
79
% in Puerto

Rico,
17
% in the

U.S., and
4
% in
the USVI and BVI.
As of

September

30,

2023,

the Corporation

had $
185.0

million outstanding

in loans

extended

to the

Puerto

Rico government,

its
municipalities

and

public

corporations,

compared

to

$
169.8

million

as

of

December

31,

2022.

As

of

September

30,

2023,
approximately

$
115.8

million consisted

of loans

extended

to municipalities

in Puerto

Rico that

are general

obligations supported

by
assigned

property

tax

revenues,

and

$
25.6

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

2023 included

$
8.9
million in

loans granted to

an affiliate of

the Puerto Rico

Electric Power Authority

(“PREPA”)

and $
34.7

million in loans

to agencies
or public corporations of the Puerto Rico government.
In

addition,

as

of

September

30,

2023,

the

Corporation

had

$
79.3

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

2023,

the

Corporation

had
$
87.5
million in

loans to

USVI government

public corporations,

compared to

$
38.0

million as

of December

31, 2022.

As of September

30,
2023, all loans were currently performing and up to date on principal and interest payments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
37
Loss Mitigation Program for Borrowers Experiencing

Financial Difficulty
Effective January 1, 2023, the Corporation adopted

ASU 2022-02. For additional information on the adoption, see Note 1 –

Basis of
Presentation and Significant Accounting Policies.
The Corporation provides assistance to

its customers through a loss mitigation

program. Depending upon the

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

-
Payment

plans

–

Borrowers

are

allowed

to

pay

the

regular

monthly

payment

plus

the

pre-established

delinquent

amounts
during a period generally not exceeding

six months.

At the end of the payment plan, the

borrower is required to resume making
its regularly scheduled loan payments.
-
Trial modifications

– These types of loan

modifications are granted for

residential mortgage loans. Borrower

s

continue making
reduced monthly payments during

the trial period, which is

generally of up to six

months. The reduced payments

that are made
by the

borrower during

the trial

period will

result in

a payment

delay with

respect to

the original

contractual terms

of the

loan
since

the

loan

has

not

yet

been

contractually

modified.

After

successful

completion

of

the

trial

period,

the

mortgage

loan

is
contractually modified.
Modifications

in

the

form

of

a

reduction

in

interest

rate,

term

extension,

an

other-than-insignificant

payment

delay,

or

any
combination

of

these

types

of

loan

modifications

that

have

occurred

in

the

current

reporting

period

for

a

borrower

experiencing
financial

difficulty

are

disclosed

in

the

tables

below.

Many

factors

are

considered

when

evaluating

whether

there

is

an

other-than-
insignificant

payment

delay,

such as

the significance

of the

restructured

payment

amount relative

to the

unpaid

principal balance

or
collateral value of the loan or the relative significance of the delay to the original loan terms.
The

below

disclosures

relate

to

loan

modifications

granted

to

borrowers

experiencing

financial

difficulty

in

which

there

was

a
change

in

the

timing

and/or

amount

of

contractual

cash

flows

in

the

form

of

any

of

the

aforementioned

types

of

modifications,
including

restructurings

that

resulted

in

a

more-than-insignificant

payment

delay.

These

disclosures

exclude

$
0.9

million

and

$
3.2
million in restructured residential

mortgage loans that are

government-guaranteed (e.g.,

FHA/VA

loans) and were modified

during the
quarter and nine-month period ended September 30, 2023, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
38
The

following

tables

present

the

amortized

cost

basis

as

of

September

30,

2023

of

loans

modified

to

borrowers

experiencing
financial difficulty

during the quarter

and nine-month period

ended September 30,

2023, by portfolio

classes and type

of modification
granted, and the

percentage of these

modified loans relative

to the total

period-end amortized

cost basis of

receivables in the

portfolio
class:

Quarter Ended September 30,2023
Payment Delay Only
Forbearance Payment Plan
Trial
Modification
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction
and Term
Extension Other Total
Percentage
of Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
401
$
-
$
-
$
-
$
-
$
401
0.01%
Construction loans
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
2,225
-
-
2,225
0.10%
C&I loans
-
-
-
192
-
-
-
192
0.01%
Consumer loans:
Auto loans
-
-
-
-
74
59
608
(1)
741
0.04%
Personal loans
-
-
-
-
67
87
-
154
0.04%
Credit cards
-
-
-
368
(2)
-
-
-
368
0.11%
Other consumer loans
-
-
-
-
54
4
4
(1)
62
0.04%

Total modifications
$
-
$
-
$
401
$
560
$
2,420
$
150
$
612
$
4,143

Nine-Month Period Ended September 30,2023
Payment Delay Only
Forbearance Payment Plan
Trial
Modification
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction
and Term
Extension Other Total
Percentage
of Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
610
$
-
$
687
$
239
$
-
$
1,536
0.05%
Construction loans
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
2,225
30,170
-
32,395
1.40%
C&I loans
-
-
-
192
185
-
-
377
0.01%
Consumer loans:
Auto loans
-
-
-
-
234
153
1,511
(1)
1,898
0.10%
Personal loans
-
-
-
-
132
165
-
297
0.08%
Credit cards
-
-
-
1,033
(2)
-
-
-
1,033
0.32%
Other consumer loans
-
-
-
-
311
90
28
(1)
429
0.28%

Total modifications
$
-
$
-
$
610
$
1,225
$
3,774
$
30,817
$
1,539
$
37,965
(1) Modification consists of reduction to 0% interest rate for remaining loan term to borrowers in bankruptcy proceedings or consumer credit counseling programs unless dismissal occurs.
(2) Modification consists of reduction in interest rate and revocation of revolving line privileges.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
39

The

following

tables

present

by

portfolio

classes

the

financial

effects

of

the

modifications

granted

to

borrowers

experiencing
financial

difficulty,

other

than

those

associated

to

payment

delay,

during

the

quarter

and

nine-month

period

ended

September
30,2023.

The financial

effects

of the

modifications

associated to

payment

delay were

discussed above

and, as

such, were

excluded
from the tables below:
Quarter Ended September 30, 2023
Combination of Interest Rate Reduction and Term
Extension
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
(In thousands)
Conventional residential mortgage loans
-
% -
-
% -
Construction loans
-
% -
-
% -
Commercial mortgage loans
-
%
13
-
% -
C&I loans
0.45
% -
-
% -
Consumer loans:
Auto loans
-
%
31
2.27
%
25
Personal loans
-
%
35
3.61
%
41
Credit cards
16.67
% -
-
% -
Other consumer loans
-
%
22
2.00
%
10

Nine-Month Period Ended September 30, 2023
Combination of Interest Rate Reduction and Term
Extension
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
(In thousands)
Conventional residential mortgage loans
-
%
105
2.95
%
105
Construction loans
-
% -
-
% -
Commercial mortgage loans
-
%
13
0.25
%
64
C&I loans
0.45
%
72
-
% -
Consumer loans:
Auto loans
-
%
27
3.10
%
28
Personal loans
-
%
35
4.29
%
33
Credit cards
16.27
% -
-
% -
Other consumer loans
-
%
26
1.74
%
23

The following table presents by portfolio classes the performance of loans modified during the nine-month period ended
September 30, 2023 that were granted to borrowers experiencing financial difficulty:
Nine-Month Period Ended September 30, 2023
30-59 60-89 90+
Total
Delinquency Current Total
(In thousands)
Conventional residential mortgage loans $
71
$
-
$
-
$
71
$
1,465
$
1,536
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
32,395
32,395
C&I loans
-
-
-
-
377
377
Consumer loans:
Auto loans
22
-
-
22
1,876
1,898
Personal loans
15
-
-
15
282
297
Credit cards
149
35
-
184
849
1,033
Other consumer loans
34
17
15
(1)
66
363
429

Total modifications
$
291
$
52
$
15
$
358
$
37,607
$
37,965
(1)
Consists of loan modifications that defaulted (failure

by the borrower to make payments of

either principal, interest, or both for a

period of 90 days or more) during the

quarter and nine-month period ended September
30, 2023, and that had been modified after January 1, 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
40

Troubled Debt

Restructuring ("TDR") Disclosures Prior to

Adoption of ASU 2022-02

The

following

provides

additional

disclosures

previously

required

by

ASC

Subtopic

310-40,

Receivables

-

Troubled

Debt
Restructurings

by

Creditors,

related

to

the quarter

and

nine-month

period

ended

September

30,

2022.

Prior

to the

adoption of

ASU
2022-02,

a restructuring

of a

loan constituted

a TDR

if the

creditor,

for economic

or legal

reasons related

to the

borrower's financial
difficulties, granted

a concession to

the borrower that

it would not

otherwise consider.

See Note 1

- Nature of

Business and Summary
of Significant

Accounting Policies

and Note

4 -

Loans Held

For Investment

to the

audited consolidated

financial statements

included
in

the

2022

Annual

Report

on

Form

10-K

for

additional

discussion

of

TDRs.

The

following

tables

present

TDR

loans

completed
during the quarter and nine-month period ended September 30,

2022:
Quarter Ended September 30,2022
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
252
(2)
-
-
-
-
252
Other consumer loans
10
56
-
19
-
85
Total TDRs

$
1,418
$
387
$
142
$
19
$
1,022
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

Nine-Month Period Ended September 30,2022
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
647
(2)
-
-
-
-
647
Other consumer loans
93
188
-
37
-
318
Total TDRs

$
4,069
$
2,629
$
5,716
$
862
$
5,277
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
41

Quarter Ended September 30,2022 Nine-Month Period Ended September 30,2022
Number of
contracts
Pre-modification
Amortized Cost
Post-modification
Amortized Cost
Number of
contracts
Pre-modification
Amortized Cost
Post-modification
Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans
12
$
1,220
$
1,154
49
$
5,668
$
5,598
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
3
5,897
5,890
C&I loans
3
495
495
15
3,031
2,803
Consumer loans:

Auto loans
35
790
787
123
2,512
2,510

Finance leases
5
82
82
26
469
469

Personal loans
7
116
133
19
301
318

Credit Cards
50
251
252
139
646
647

Other consumer loans
29
83
85
77
311
318

Total TDRs
141
$
3,037
$
2,988
451
$
18,835
$
18,553

Loan modifications considered

TDR loans that defaulted

(failure by the

borrower to make

payments of either

principal, interest, or
both

for

a

period

of

90

days or

more)

during

the

quarter

and

nine-month

period

ended

September

30,

2022,

and

had

become

TDR
loans during the 12-months preceding the default date, were as follows:
Quarter Ended September 30,2022 Nine-Month Period Ended September 30,2022
Number of contracts Amortized Cost Number of contracts Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans
1
$
50
5
$
534
Construction loans
-
-
-
-
Commercial mortgage loans
-
-
-
-
C&I loans
-
-
-
-
Consumer loans:
Auto loans
31
776
75
1,674
Finance leases
-
-
1
16
Personal loans
-
-
-
-
Credit cards
14
60
39
201
Other consumer loans
1
2
5
19
Total
47
$
888
125
$
2,444

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
42
NOTE 4 – ALLOWANCE

FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following tables present the activity in the ACL on loans and finance leases by portfolio segment for the indicated periods:
Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Commercial &
Industrial Loans Consumer Loans Total
Quarter Ended September 30, 2023
(In thousands)
ACL:
Beginning balance $
60,514
$
4,804
$
42,427
$
28,014
$
131,299
$
267,058
Provision for credit losses - (benefit) expense
(3,349)
(642)
(1,344)
1,931
14,047
10,643
Charge-offs

(499)
(4)
(1)
(9)
(19,746)
(20,259)
Recoveries
534
1,463
75
161
3,940
6,173
Ending balance $
57,200
$
5,621
$
41,157
$
30,097
$
129,540
$
263,615

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
7
53
2,116
Provision for credit losses - (benefit) expense
(6,776)
1,420
5,901
3,278
43,846
47,669
Charge-offs

(2,628)
(42)
(107)
(6,477)
(53,006)
(62,260)
Recoveries
1,788
1,935
299
383
11,221
15,626
Ending balance $
57,200
$
5,621
$
41,157
$
30,097
$
129,540
$
263,615

Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Commercial &
Industrial Loans Consumer Loans Total
Nine-Month Period Ended September 30,

2022
(In thousands)
ACL:
Beginning balance $
74,837
$
4,048
$
52,771
$
34,284
$
103,090
$
269,030
Provision for credit losses - (benefit) expense
(6,913)
(2,242)
(23,758)
(575)
43,516
10,028
Charge-offs

(6,073)
(123)
(42)
(366)
(32,765)
(39,369)
Recoveries
3,228
138
1,319
2,118
11,367
18,170
Ending balance $
65,079
$
1,821
$
30,290
$
35,461
$
125,208
$
257,859

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
43
The

Corporation

estimates

the

ACL

following

the

methodologies

described

in

Note

1

–

Nature

of

Business

and

Summary

of
Significant Accounting

Policies, to

the audited

consolidated financial

statements included

in the

2022 Annual

Report on

Form 10-K,
as updated by the information contained in this report, for each portfolio segment.
The Corporation

generally applies

probability weights

to the

baseline and

alternative downside

economic scenarios

to estimate

the
ACL with

the

baseline

scenario

carrying

the highest

weight.

The

scenarios

that are

chosen each

quarter

and

the

weighting

given

to
each

scenario

for

the

different

loan

portfolio

categories

depend

on

a

variety

of

factors

including

recent

economic

events,

leading
national and

regional economic

indicators, and

industry trends.

During the

third quarter

of 2023,

the Corporation

continued to

apply
the baseline

scenario

for the

commercial

mortgage

and construction

loan portfolios

as deterioration

in the

CRE price

index

in

these
portfolios is

expected at

a lower

extent than

projected in

the alternative

downside scenario,

particularly in

the Puerto

Rico region.

In
addition,

during the

third quarter

of 2023,

the Corporation

applied the

alternative downside

scenario for

the credit

cards portfolio

to
account

for

an

increased

uncertainty

in

charge-off

trends

and

projection

of

certain

macroeconomic

variables,

such

as

retail

sales.
Results for

the ACL

include updated

macroeconomic projections

which continue

to reflect

deterioration on

the long-term

outlook of
certain

macroeconomic

variables,

such

as unemployment

rate

and

retail

sales,

but

at

a

slower

pace,

mostly

driven

by

actual

results
outperforming previous forecasts.
As

of

September

30,

2023,

the

ACL

for

loans

and

finance

leases

was

$
263.6

million,

an

increase

of

$
3.1

million,

from

$
260.5
million

as

of

December

31,

2022.

The

ACL

for

commercial

and

construction

loans

increased

by

$
6.6

million,

mainly

due

to

a
deterioration in the forecasted CRE price index to account

for an increased uncertainty in the CRE market at a national level that could
potentially impact the

markets served by

the Corporation coupled

with the growth

in the commercial

and construction loan

portfolios,
and a

$
1.7

million incremental

reserve recorded

during the

third quarter

of 2023

associated with

the inflow

to nonaccrual

status of

a
$
9.5

million

commercial

and

industrial

loan

in

the

Puerto

Rico

region.

The

ACL

for

consumer

loans

increased

by

$
2.1

million,
primarily

reflecting

the

effect

of

the

increase

in

the

size

of

the

consumer

loan

portfolios

and

historical

charge-off

levels,

partially
offset

by

updated

macroeconomic

variables.

The

ACL

for

residential

mortgage

loans

decreased

by

$
5.6

million,

mainly

driven

by
updated

macroeconomic

variables,

such

as the

Regional

Home

Price

Index

and

the

unemployment

rate,

partially

offset

by

the

$
2.1
million cumulative increase in the ACL due to the adoption of ASU 2022-02 on January 1, 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
44

The tables below

present the ACL

related to loans

and finance leases

and the carrying

values of loans

by portfolio segment

as of
September 30,

2023 and December 31, 2022:
As of September 30,

2023
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
Commercial and
Industrial Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,812,631
$
202,774
$
2,316,113
$
3,030,954
$
3,588,460
$
11,950,932

Allowance for credit losses
57,200
5,621
41,157
30,097
129,540
263,615

Allowance for credit losses to

amortized cost
2.03
%
2.77
%
1.78
%
0.99
%
3.61
%
2.21
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

September

30, 2023

and

December
31, 2022. The

Corporation estimates the

ACL for these

off-balance sheet

exposures following the

methodology described

in Note 1

–
Nature of Business and Summary of Accounting Policies,

to the audited consolidated financial statements included in the

2022 Annual
Report on Form 10-K.

As of September 30,

2023, the ACL for

off-balance sheet credit

exposures increased to $
4.8

million, from $
4.3
million as of December 31,

2022, driven by the deterioration

in the forecasted CRE price

index and its effect

in construction unfunded
loan commitments.
The following

table presents

the activity

in the

ACL for

unfunded loan

commitments and

standby letters

of credit

for the

quarters
and nine-month periods ended September 30, 2023 and 2022:

Quarter Ended Nine-Month Period Ended
September 30,

September 30,

2023 2022 2023 2022
(In thousands)
Beginning Balance $
4,889
$
2,171
$
4,273
$
1,537
Provision for credit losses - (benefit) expense

(128)
2,071
488
2,705
Ending balance $
4,761
$
4,242
$
4,761
$
4,242

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
45
NOTE 5 –
OTHER REAL ESTATE

OWNED

The following table presents the OREO inventory as of the indicated dates:
September 30, 2023 December 31, 2022
(In thousands)
OREO balances, carrying value:
Residential
(1)
$
20,740
$
24,025
Construction
1,861
1,764
Commercial
5,962
5,852
Total $
28,563
$
31,641
(1) Excludes $
19.6

million and $
23.5

million as of September 30, 2023 and December 31,

2022, respectively, of foreclosures

that met the conditions of ASC Subtopic 310-40

“Reclassification
of Residential Real

Estate Collateralized Consumer Mortgage

Loans upon Foreclosure,”

and are presented as

a receivable as part

of other assets in

the consolidated statements

of financial
condition.
See Note 18 - Fair

Value

for information on write-downs

recorded on OREO properties

during the quarters and

nine-month periods
ended September 30, 2023 and 2022.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
46
NOTE 6 – GOODWILL AND OTHER INTANGIBLES

Goodwill
Goodwill

as

of

each

of

September

30,

2023

and

December

31,

2022

amounted

to

$
38.6

million.
The Corporation’s policy is to
assess goodwill and other intangibles for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe that the values of goodwill or other intangibles may be impaired. During the fourth quarter of 2022, management performed a qualitative analysis over the carrying amount of each relevant reporting units’
goodwill and concluded that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying value. This assessment involved identifying the inputs and assumptions that most affect fair value, including evaluating significant and relevant events impacting each reporting entity, and evaluating such factors to determine if a positive assertion can be made that it is more-
likely-than-not that the fair value of the reporting units exceeded their carrying amount. As of December 31, 2022, the Corporation concluded that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying value. The Corporation determined that there have been no significant events since the last annual assessment that could indicate potential goodwill impairment on reporting units for which the goodwill is allocated. As a result, no impairment charges for goodwill were recorded during the first nine months of 2023.
There were
no

changes in

the carrying

amount of

goodwill during

the quarters

and nine-month

periods ended

September 30,

2023
and 2022.
Other Intangible Assets
The

following

table

presents

the

gross

amount

and

accumulated

amortization

of

the

Corporation’s

intangible

assets

subject

to
amortization as of the indicated dates:

As of As of
September 30,

December 31,
2023

2022

(Dollars in thousands)
Core deposit intangible:
Gross amount $
87,544
$
87,544
Accumulated amortization
(72,315)
(66,644)
Net carrying amount $
15,229
$
20,900
Remaining amortization period (in years)
6.3
7.0
Purchased credit card relationship intangible:
Gross amount $
-
$
3,800
Accumulated amortization
-
(3,595)
Net carrying amount $
-
$
205
Remaining amortization period (in years) -
0.7
Insurance customer relationship intangible:
Gross amount $
-
$
1,067
Accumulated amortization
-
(1,054)
Net carrying amount $
-
$
13
Remaining amortization period (in years) -
0.1

During

the quarter

and

nine-month

period

ended

September

30,

2023,

the

Corporation recognized

$
1.9

million

and $
5.9

million,
respectively,

in amortization

expense

on its

other intangibles

subject to

amortization,

compared to

$
2.2

million

and $
6.7

million for
the same periods in 2022, respectively.
The Corporation amortizes core deposit intangibles based on the projected useful lives of the related deposits. Core deposit intangibles are analyzed annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may suggest impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles as of September 30, 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
47

The estimated

aggregate annual

amortization expense

related to the

intangible assets

subject to amortization

for future periods

was
as follows as of September 30, 2023
.

(In thousands)
Remaining 2023 $
1,847
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

These TRuPs are variable-rate instruments

indexed to
3-
month CME Term SOFR

plus a

tenor spread

adjustment of
0.26161
% and the

original spread

of
2.75
% for the

FBP Statutory

Trust I
and
2.50
% for

the FBP

Statutory Trust

II.
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

STATEMENTS – (Continued)
48
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

party that

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
7.3

million and

$
4.9

million, respectively,

with a

weighted

average yield

of
7.73
%,
which is included as part of

the Corporation’s

available-for-sale debt securities portfolio.

As described in Note 2 –

Debt Securities,

the
ACL on these private label MBS amounted to $
0.1

million as of September 30, 2023.
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

Nine-Month Period Ended September 30,

2023 2022 2023 2022
(In thousands)
Balance at beginning of period $
28,034
$
30,277
$
29,037
$
30,986
Capitalization of servicing assets
601
679
1,839
2,637
Amortization
(1,035)
(1,247)
(3,265)
(3,850)
Temporary impairment

recoveries
7
1
12
65
Other
(1)
(6)
(20)
(22)
(148)
Balance at end of period $
27,601
$
29,690
$
27,601
$
29,690
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

STATEMENTS – (Continued)
49
Changes in the impairment allowance were as follows for the indicated periods:

Quarter Ended September 30,

Nine-Month Period Ended September 30,

2023 2022 2023 2022
(In thousands)
Balance at beginning of period $
7
$
14
$
12
$
78
Temporary impairment

recoveries
(7)
(1)
(12)
(65)

Balance at end of period
$
-
$
13
$
-
$
13
The components

of net servicing

income, included as

part of mortgage

banking activities in

the consolidated statements

of income,
are shown below for the indicated periods:

Quarter Ended September 30,

Nine-Month Period Ended September 30,

2023 2022 2023 2022
(In thousands)
Servicing fees $
2,606
$
2,758
$
7,984
$
8,398
Late charges and prepayment penalties
137
201
547
614
Other
(1)
(6)
(20)
(22)
(148)

Servicing income, gross
2,737
2,939
8,509
8,864
Amortization and impairment of servicing assets
(1,028)
(1,246)
(3,253)
(3,785)

Servicing income, net
$
1,709
$
1,693
$
5,256
$
5,079
(1) Mainly represents adjustments related to the repurchase

of loans serviced for others.
The Corporation’s

MSRs are subject

to prepayment

and interest rate

risks. Key economic

assumptions used

in determining

the fair
value at the time of sale of the related mortgages for the indicated periods ranged as follows:

Weighted Average Maximum Minimum
Nine-Month Period Ended September 30,

2023
Constant prepayment rate:

Government-guaranteed mortgage loans
6.6
%
11.6
%
4.8
%

Conventional conforming mortgage loans
7.4
%
16.0
%
3.8
%

Conventional non-conforming mortgage loans
5.9
%
9.0
%
2.1
%
Discount rate:

Government-guaranteed mortgage loans
11.5
%
11.5
%
11.5
%

Conventional conforming mortgage loans
9.5
%
9.5
%
9.5
%

Conventional non-conforming mortgage loans
13.0
%
14.0
%
11.5
%
Nine-Month Period Ended September 30,

2022
Constant prepayment rate:

Government-guaranteed mortgage loans
6.6
%
18.3
%
4.8
%

Conventional conforming mortgage loans
6.6
%
18.4
%
3.4
%

Conventional non-conforming mortgage loans
6.0
%
21.9
%
3.8
%
Discount rate:

Government-guaranteed mortgage loans
11.8
%
12.0
%
11.5
%

Conventional conforming mortgage loans
9.8
%
10.0
%
9.5
%

Conventional non-conforming mortgage loans
12.4
%
14.5
%
11.5
%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
50
The weighted

averages of the

key economic

assumptions that the

Corporation used

in its valuation

model and the

sensitivity of the
current fair value

to immediate
10
% and
20
% adverse changes in

those assumptions for mortgage

loans as of September

30, 2023 and
December 31, 2022 were as follows:

September 30,

December 31,
2023 2022
(In thousands)
Carrying amount of servicing assets $
27,601
$
29,037
Fair value $
45,114
$
44,710
Weighted-average

expected life (in years)
7.75
7.80
Constant prepayment rate (weighted-average annual

rate)
6.31
%
6.40
%

Decrease in fair value due to 10% adverse change
$
1,036
$
1,048

Decrease in fair value due to 20% adverse change
$
2,027
$
2,054
Discount rate (weighted-average annual rate)
10.72
%
10.69
%

Decrease in fair value due to 10% adverse change
$
1,937
$
1,925

Decrease in fair value due to 20% adverse change
$
3,727
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

STATEMENTS – (Continued)
51
NOTE 8 – DEPOSITS

The following table summarizes deposit balances as of the indicated dates:
September 30, 2023 December 31, 2022
(In thousands)
Type of account:
Non-interest-bearing deposit accounts $
5,440,247
$
6,112,884
Interest-bearing saving accounts
3,687,203
3,902,888
Interest-bearing checking accounts
4,242,672
3,770,993
Certificates of deposit (“CDs”)
2,754,776
2,250,876
Brokered CDs
310,339
105,826

Total
$
16,435,237
$
16,143,467

The following table presents the contractual maturities of CDs, including brokered

CDs, as of September 30,

2023:
Total

(In thousands)
Three months or less $
786,211
Over three months to six months
496,333
Over six months to one year
785,367
Over one year to two years

716,417
Over two years to three years

113,932
Over three years to four years

49,303
Over four years to five years

110,325
Over five years
7,227

Total
$
3,065,115

The following were the components of interest expense on deposits for the indicated periods:
Quarter Ended September 30,

Nine-Month Period Ended September 30,

2023 2022 2023 2022
(In thousands)
Interest expense on deposits $
54,243
$
10,045
$
125,720
$
25,619
Accretion of premiums from acquisitions
(33)
(92)
(149)
(384)
Amortization of broker placement fees
88
25
216
89

Total
$
54,298
$
9,978
$
125,787
$
25,324
Total

Puerto

Rico

and

U.S.

time

deposits

with

balances

of

more

than

$250,000

amounted

to

$
1.4

billion

and

$
1.0

billion

as

of
September 30, 2023

and December 31,

2022, respectively.

This amount does

not include brokered

CDs that are generally

participated
out

by

brokers

in

shares

of

less

than

the

FDIC

insurance

limit.

As

of

each

of

September

30,

2023

and

December

31,

2022,
unamortized broker

placement fees amounted

to $
0.3

million, which

are amortized

over the contractual

maturity of the

brokered CDs
under the interest method.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
52
NOTE 9 – SECURITIES SOLD UNDER AGREEMENTS TO

REPURCHASE (REPURCHASE AGREEMENTS)

Repurchase agreements as of the indicated dates consisted of the following:

September 30, 2023 December 31, 2022
(In thousands)
Short-term Fixed-rate repurchase agreements
(1) (2)
$
-
$
75,133
(1)
Weighted-average interest rate

of
4.55
% as of December 31, 2022. As of September 30,

2023, the Corporation repaid and did not renew its short-term repurchase agreements.
(2)
As of December 31, 2022, the securities underlying such agreements were delivered to the dealers with which the repurchase

agreements were transacted. In accordance with the master
agreements, in the event of default, repurchase agreements

have a right of set-off against the other party for amounts

owed under the related agreement and any other amount or obligation owed with respect to any other agreement or transaction between them. As of December 31, 2022, repurchase agreements were

fully collateralized and not offset in the consolidated
statements of financial condition.
NOTE 10 – ADVANCES

FROM THE FEDERAL HOME LOAN BANK (“FHLB
”)

The following is a summary of the advances from the FHLB as of the indicated dates:
September 30, 2023 December 31, 2022
(In thousands)
Short-term
Fixed
-rate advances from the FHLB
(1)
$
-
$
475,000
Long-term
Fixed
-rate advances from the FHLB
(2)
500,000
200,000
$
500,000
$
675,000
(1) Weighted-average interest rate of
4.56
% as of December 31, 2022.
(2) Weighted-average interest rate of
4.45
% and
4.25
% as of September 30, 2023 and December 31, 2022, respectively.

Advances from the FHLB mature as follows as of the indicated date:
September 30, 2023
(In thousands)
Over one to five years
(1)
$
500,000
'(1) Average remaining term to maturity of
2.74

years.
During the nine-month period

ended September 30, 2023,

the Corporation added $
300.0

million of long-term FHLB advances

at an
average cost of
4.59
%, and repaid its short-term FHLB advances.
NOTE 11 – OTHER LONG-TERM

BORROWINGS
Junior Subordinated Debentures
Junior subordinated debentures, as of the indicated dates, consisted of:

(In thousands)
September 30, 2023 December 31, 2022
Floating rate junior subordinated debentures (FBP Statutory Trust

I)
(1) (3)
$
43,143
$
65,205
Floating rate junior subordinated debentures (FBP Statutory Trust

II)
(2) (3)
118,557
118,557
$
161,700
$
183,762
(1)
Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of
2.75
% over
3-month CME Term SOFR

plus a
0.26161
% tenor spread
adjustment as of September 30, 2023 and
2.75
% over
3-month LIBOR

as of December 31, 2022 (
8.42
% as of September 30,2023 and
7.49
% as of December 31, 2022).
(2)
Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of
2.50
% over
3-month CME Term SOFR

plus a
0.26161
% tenor spread
adjustment as of September 30, 2023 and
2.50
% over
3-month LIBOR

as of December 31, 2022 (
8.16
% as of September 30, 2023 and
7.25
% as of December 31, 2022).
(3)
See Note 7 - Non-Consolidated Variable

Interest Entities

(“VIEs”) and Servicing Assets, for additional information on these debentures.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
53
NOTE 12 – EARNINGS PER COMMON . SHARE

The calculations of earnings per common share for the quarters and nine-month periods ended September 30, 2023 and 2022 are as
follows:
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2023 2022 2023 2022
(In thousands, except per share information)
Net income attributable to common stockholders $
82,022
$
74,603
$
223,375
$
231,898
Weighted-Average

Shares:

Average common

shares outstanding
176,358
187,236
178,486
193,217

Average potential

dilutive common shares

604
1,083
658
1,151

Average common

shares outstanding -

assuming dilution
176,962
188,319
179,144
194,368
Earnings per common share:
Basic

$
0.47
$
0.40
$
1.25
$
1.20
Diluted

$
0.46
$
0.40
$
1.25
$
1.19
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
Potential dilutive

common

shares consist

of unvested

shares of

restricted

stock

and

performance

units (if

any

of the

performance
conditions

are

met

as of

the end

of

the reporting

period),

that

do

not contain

non-forfeitable

dividend

or dividend

equivalent

rights
using the

treasury stock

method. This

method assumes

that proceeds

equal to

the amount

of compensation

cost attributable

to future
services

is

used

to

repurchase

shares

on

the

open

market

at

the

average

market

price

for

the

period.

The

difference

between

the
number

of

potential

dilutive

shares

issued

and

the

shares

purchased

is

added

as

incremental

shares

to

the

actual

number

of

shares
outstanding

to

compute

diluted

earnings

per

share.

Unvested

shares

of

restricted

stock

outstanding

during

the

period

that

result

in
lower potentially

dilutive shares issued

than shares purchased

under the

treasury stock method

are not included

in the computation

of
dilutive

earnings

per

share

since

their

inclusion

would

have an

antidilutive

effect

on

earnings

per

share.

There

were
no

antidilutive
shares of common stock during the quarters and nine-month periods ended September 30, 2023 and 2022.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
54
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

2023, there
were
3,151,949

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
519,794

shares

during

the

nine-month

period

ended

September

30,
2023 in connection with restricted stock awards, which were reissued from treasury shares.

The following table summarizes the restricted stock activity under the Omnibus

Plan during the nine-month periods ended
September 30, 2023 and 2022:
Nine-Month Period Ended September 30,
2023 2022
Number of Weighted- Number of Weighted-
shares of Average shares of Average
restricted Grant Date restricted Grant Date
stock

Fair Value
stock

Fair Value
Unvested shares outstanding at beginning of year
938,491
$
9.14
1,148,775
$
6.61
Granted
(1)
519,794
12.06
323,364
13.18
Forfeited
(58,454)
11.31
(15,108)
8.79
Vested
(503,460)
6.27
(510,007)
6.05
Unvested shares outstanding at end of period
896,371
$
12.32
947,024
$
9.12
(1) Includes, for the nine-month period ended September 30,2023,
25,786

shares of restricted stock awarded to independent directors

and
494,008

shares of restricted stock awarded to
employees, of which
33,718

shares were granted to retirement-eligible employees and thus charged to earnings as of the grant date. Includes,

for the nine-month period ended September
30,2022,
24,972

shares of restricted stock awarded to independent directors and
298,392

shares of restricted stock awarded to employees, of which
6,084

shares were granted to
retirement-eligible employees and thus charged to earnings

as of the grant date.
For

the

quarter

and

nine

month-period

ended

September

30,

2023,

the

Corporation

recognized

$
1.3

million

and

$
4.3

million,
respectively,

of stock-based

compensation expense

related to

restricted stock

awards, compared

to $
0.9

million and

$
2.7

million for
the

same

periods

in

2022,

respectively.

As of

September

30,

2023,

there

was $
5.4

million

of

total unrecognized

compensation

cost
related to unvested shares of restricted stock that the Corporation expects to recognize over a weighted average period of
1.7

years.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
55
Performance Units
Under the Omnibus Plan, the Corporation may award

performance units to participants, with each unit representing the value of one
share

of

the

Corporation’s

common

stock.
These awards, which are granted to executives, do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock.

On March 16, 2023, the Corporation granted 216,876 performance units to executives. Performance units granted on March 16,
2023 will vest on the third anniversary of the effective date of the award based on actual achievement of two performance metrics weighted equally: relative total shareholder return (“Relative TSR”), compared to companies that comprise the KBW Nasdaq
Regional Banking Index, and the achievement of a tangible book value per share (“TBVPS”) goal, which is measured based upon the growth in the tangible book value during the performance cycle, adjusted for certain allowable non-recurring transactions. The participant may earn 50% of their target opportunity for threshold level performance and up to 150% of their target opportunity for maximum level performance, based on the individual achievement of each performance goal during a three-year performance cycle.
Amounts between threshold, target and maximum performance will vest in a proportional amount. Performance units granted prior to
March 16, 2023 vest subject only to achievement of a TBVPS goal and the participant may earn only up to 100% of their target opportunity.

The

following

table

summarizes

the

performance

units

activity

under

the

Omnibus

Plan

during

the

nine-month

periods

ended
September 30, 2023 and 2022:

Nine-Month Period Ended September 30,
2023 2022
Number

Weighted -
Number

Weighted -
of Average of Average
Performance Grant Date Performance Grant Date
Units Fair Value Units Fair Value
Performance units at beginning of year
791,923
7.36
814,899
7.06
Additions
(1)
216,876
12.24
166,669
13.15
Vested
(2)
(474,538)
4.08
(189,645)
11.16
Performance units at end of period
534,261
12.25
791,923
7.36
(1)
Units granted during the nine-month period ended September 30,

2023 are subject to the achievement of the Relative TSR and

TBVPS performance goals during a three-year performance
cycle beginning January 1, 2023 and ending on December

31, 2025. Units granted during the nine-month period ended

September 30, 2022 are subject to the achievement of the TBVPS performance goal during a three-year performance cycle beginning

January 1, 2022 and ending on December 31, 2024.
(2)
Units vested during the nine-month period ended September 30,

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
The fair value of the performance units awarded during the nine-month periods ended September 30, 2023 and 2022, that was based on the TBVPS goal component, was calculated based on the market price of the Corporation’s common stock on the respective date of the grant and assuming attainment of 100% of target opportunity. As of September 30, 2023, there have been no changes in management’s assessment of the probability that the pre-established TBVPS goal will be achieved; as such, no cumulative adjustment to compensation expense has been recognized. The fair value of the performance units awarded during the nine-month period ended
September 30, 2023, that was based on the Relative TSR component, was calculated using a Monte Carlo simulation. Since the
Relative TSR component is considered a market condition, the fair value of the portion of the award based on Relative TSR is not revised subsequent to grant date based on actual performance.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
56
The following

table summarizes

the valuation

assumptions used

to calculate

the fair

value of

the Relative

TSR component

of the
performance units granted under the Omnibus Plan during the nine-month period ended September 30, 2023:

Nine-Month Period Ended
September 30, 2023
Risk-free interest rate
(1)
3.98
%
Correlation coefficient
77.16
Expected dividend yield
(2)
-
Expected volatility
(3)
41.37
Expected life (in years)
2.79
(1)
Based on the yield on zero-coupon U.S. Treasury

Separate Trading of Registered Interest and

Principal of Securities as of the grant date.
(2) Assumes that dividends are reinvested at each ex-dividend date.
(3)
Calculated based on the historical volatility of the Corporation's stock price with a look-back period equal to the simulation

term using daily stock prices.
For

the

quarter

and

nine-month

periods

ended

September

30,

2023,

the

Corporation

recognized

$
0.6

million

and

$
1.6

million,
respectively,

of

stock-based

compensation

expense

related

to

performance

units,

compared

to

$
0.5

million

and

$
1.3

million

for

the
same periods in 2022,

respectively.

As of September 30, 2023,

there was $
3.6

million of total unrecognized

compensation cost related
to unvested performance units that the Corporation expects to recognize over a weighted average period of
2.0

years.

Shares withheld
During the first nine

months of 2023, the

Corporation withheld
288,613

shares (as compared to
202,649

shares during the first

nine
months

of

2022)

of

the

restricted

stock

that

vested

during

such

period

to

cover

the

officers’

payroll

and

income

tax

withholding
liabilities;

these

shares

are

held

as

treasury

shares.

The

Corporation

paid

in

cash

any

fractional

share

of

salary

stock

to

which

an
officer

was entitled.

In

the consolidated

financial

statements,

the

Corporation

presents shares

withheld

for

tax purposes

as common
stock repurchases.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
57
NOTE 14 –

STOCKHOLDERS’

EQUITY
Stock Repurchase Programs
During the third quarter of 2023, the Corporation repurchased
5,392,458

shares of common stock at an average price of $
13.91

for a
total cost of $
75

million which completed the

$
350

million stock repurchase program

approved by the Board of

Directors on April 27,
2022.

For

the

nine-month

period

ended

September

30,

2023,

the

Corporation

repurchased
8,969,998

shares

at

an

average

price

of
$
13.94

for a total cost of $
125

million under this stock repurchase program.

On July

24, 2023,

the Corporation

announced that

its Board

of Directors

approved a

new stock

repurchase program,

under which
the Corporation may repurchase up to $
225

million of its outstanding common stock which it expects to execute through the end of the
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

The

stock

repurchase
program

may

be

modified,

suspended,

or

terminated

at

any

time

at

the

Corporation’s

discretion.

The

Corporation

repurchased
no
shares

of

common

stock

under

the

current

repurchase

authorization

during

the

quarter

ended

September

30,

2023.

The

Parent
Company

has

no

operations

and

depends

on

dividends,

distributions

and

other

payments

from

its

subsidiaries

to

fund

dividend
payments, stock repurchases, and to fund all payments on its obligations, including debt obligations.
Common Stock

The following table shows the change in shares of common stock outstanding for the quarters and nine-month periods ended
September 30, 2023 and 2022:
Total

Number of Shares
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2023 2022 2023 2022
Common stock outstanding, beginning balance
179,756,622
191,626,336
182,709,059
201,826,505
Common stock repurchased
(1)
(5,393,236)
(5,385,857)
(9,258,611)
(16,066,747)
Common stock reissued under stock-based compensation plan
23,903
21,924
994,332
513,009
Restricted stock forfeited
(963)
(4,744)
(58,454)
(15,108)
Common stock outstanding, ending balances
174,386,326
186,257,659
174,386,326
186,257,659
(1) For the quarter and nine-month period ended September 30, 2023 includes
778

and
288,613

shares, respectively, of common

stock surrendered to cover plan participants' payroll and
income taxes.
For

the

quarter

and

nine-month

period

ended

September

30,

2023,

total

cash

dividends

declared

on

shares

of

common

stock
amounted

to $
24.9

million

and $
75.6

million, respectively,

compared

to $
22.7

million

and $
65.9

million,

respectively,

for

the same
periods

in

2022.

On
October 31, 2023
,

the

Corporation

announced

that

its

Board

declared

a

quarterly

cash

dividend

of

$
0.14

per
common

share

payable

on
December 8, 2023

to

shareholders

of

record

at

the

close

of

business

on
November 24, 2023
.

The
Corporation intends

to continue

to pay

quarterly dividends

on common

stock. However,

the Corporation’s

common stock

dividends,
including the

declaration, timing,

and amount,

remain subject

to consideration

and approval

by the

Corporation’s

Board Directors

at
the relevant times.
Preferred Stock
The Corporation

has
50,000,000

authorized shares of

preferred stock with

a par value

of $
1.00
, subject to

certain terms. This

stock
may be issued

in series and

the shares of

each series have

such rights and

preferences as are

fixed by the

Board when authorizing

the
issuance of

that particular

series and

are redeemable

at the Corporation’s

option.
No

shares of preferred

stock were

outstanding as

of
September 30, 2023 and December 31, 2022.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
58
Treasury Stock

The following table shows the change in shares of treasury stock for the quarters and nine-month periods ended September 30,
2023 and 2022:
Total

Number of Shares
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2023 2022 2023 2022
Treasury stock, beginning balance
43,906,494
32,036,780
40,954,057
21,836,611
Common stock repurchased
5,393,236
5,385,857
9,258,611
16,066,747
Common stock reissued under stock-based compensation plan
(23,903)
(21,924)
(994,332)
(513,009)
Restricted stock forfeited
963
4,744
58,454
15,108
Treasury stock, ending balances
49,276,790
37,405,457
49,276,790
37,405,457
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

FirstBank’s

legal surplus

reserve, included

as part

of
retained

earnings

in

the

Corporation’s

consolidated

statements

of

financial

condition,

amounted

to

$
168.5

million

as

of

each
September 30, 2023 and December 31, 2022. There were
no

transfers to the legal surplus reserve during the first nine months of 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
59
NOTE 15 – ACCUMULATED

OTHER COMPREHENSIVE LOSS

The following table presents the changes in accumulated other comprehensive loss for the quarters and nine-month periods ended
September 30, 2023 and 2022:

Changes in Accumulated Other Comprehensive

Loss by Component
(1)
Quarter ended September 30,

Nine-Month Period Ended September

30,

2023 2022 2023 2022
(In thousands)
Unrealized net holding losses on available-for-sale

debt securities:
Beginning balance $
(773,581)
$
(595,147)
$
(805,972)
$
(87,390)

Other comprehensive loss
(2)
(78,976)
(270,937)
(46,585)
(778,694)
Ending balance $
(852,557)
$
(866,084)
$
(852,557)
$
(866,084)
Adjustment of pension and postretirement

benefit plans:
Beginning balance $
1,194
$
3,391
$
1,194
$
3,391

Other comprehensive (loss) income
-
-
-
-
Ending balance $
1,194
$
3,391
$
1,194
$
3,391
____________________
(1) All amounts presented are net of tax.
(2) Net unrealized holding losses on available-for-sale debt securities have no tax effect because securities are either tax-exempt, held by an IBE, or have a full deferred tax asset valuation allowance.
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
Quarter Ended September 30,

Nine-Month Period Ended September 30,

Statements of Income 2023 2022 2023 2022
(In thousands)
Net periodic cost (benefit), pension plans:
Interest cost Other expenses $
950
$
654
$
2,850
$
1,962
Expected return on plan assets Other expenses
(886)
(1,040)
(2,657)
(3,119)
Net periodic cost (benefit), pension plans
64
(386)
193
(1,157)
Net periodic cost, postretirement plan Other expenses
7
2
19
5
Net periodic cost (benefit)
$
71
$
(384)
$
212
$
(1,152)

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
60
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

of 2023,

the Corporation

recorded an

income tax

expense of

$
27.0

million compared

to $
32.0

million in

the
third quarter of 2022. For the first

nine months of 2023, the Corporation

recorded an income tax expense of

$
89.2

million compared to
$
109.2

million for the same period in 2022.

The decrease in income tax expense for

the third quarter of 2023, as compared

to the same
quarter

of

the

previous

year,

was

the

result

of

a

lower

effective

tax

rate

due

to

increased

business

activities

in

a

wholly-owned
subsidiary of FirstBank,

which is engaged in

lending and investing activities,

that provided additional tax

advantages under the

Puerto
Rico tax

code,

as well

as a

higher proportion

of exempt

income to

taxable income.

The decrease

in income

tax expense

for the

first
nine

months of

2023,

as compared

to the

same period

in 2022,

was mainly

related

to lower

pre-tax income

,

the aforementioned

tax
advantages

and

a

higher

proportion

of

exempt

to

taxable

income.

The

Corporation’s

estimated

annual

effective

tax

rate,

excluding
entities with

pre-tax losses

from which

a tax

benefit cannot

be recognized

and discrete

items, was
28.2
% for

the first

nine months

of
2023, compared to
31.8
% for the first nine months of 2022.
As

of

September

30,

2023,

the

Corporation

had

a

deferred

tax

asset

of

$
150.8

million,

net

of

a

valuation

allowance

of

$
195.1
million

against

the

deferred

tax

asset,

compared

to

a

deferred

tax

asset

of

$
155.6

million,

net

of

a

valuation

allowance

of

$
185.5
million, as of

December 31, 2022.

The net deferred

tax asset of

the Corporation’s

banking subsidiary,

FirstBank, amounted

to $
150.8
million

as

of

September

30,

2023,

net

of

a

valuation

allowance

of

$
157.9

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

STATEMENTS – (Continued)
61
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

Section 382 limitation as
any

such

tax

paid

in

the

U.S.

or

USVI

can

be

creditable

against

Puerto

Rico

tax

liabilities

or

taken

as

a

deduction

against

taxable
income. However,

our ability

to reduce

our Puerto

Rico tax

liability through

such a

credit or

deduction depends

on our

tax profile

at
each annual

taxable period, which

is dependent on

various factors.

For the quarter

and nine-month period

ended September 30,

2023,
the Corporation

incurred current

income tax

expense of

approximately $
2.8

million and

$
6.8

million, respectively,

related to

its U.S.
operations, compared to

$
3.0

million and $
7.1

million, respectively,

for comparable periods in 2022.

The limitation did not impact

the
USVI operations in the quarters and nine-month periods ended

September 30, 2023 and 2022.

The Corporation

accounts for uncertain

tax positions under

the provisions of

ASC Topic

740. The Corporation’s

policy is to

report
interest

and

penalties

related

to

unrecognized

tax positions

in

income

tax

expense.

As

of

September

30,

2023,

the

Corporation

had
$
0.2

million

of

accrued

interest

and

penalties

related

to

uncertain

tax

positions

in

the

amount

of

$
0.8

million

that

it acquired

from
BSPR, which, if

recognized, would

decrease the

effective income

tax rate in

future periods.

The amount

of unrecognized tax

benefits
may increase or

decrease in the future

for various reasons,

including adding amounts

for current tax year

positions, expiration of

open
income

tax returns

due

to the

statute of

limitations,

changes

in management’s

judgment about

the level

of uncertainty,

the status

of
examinations,

litigation

and

legislative activity,

and

the addition

or elimination

of uncertain

tax positions.

The statute

of

limitations
under the 2011

PR Code is four

years after a

tax return is

due or filed,

whichever is later;

the statute of

limitations for U.S.

and USVI
income

tax

purposes

is

three

years

after

a

tax

return

is

due

or

filed,

whichever

is

later.

The

completion

of

an

audit

by

the

taxing
authorities

or

the

expiration

of

the

statute

of

limitations

for

a

given

audit

period

could

result

in

an

adjustment

to

the Corporation’s
liability for

income taxes. Any

such adjustment could

be material to

the results of

operations for any

given quarterly

or annual period
based, in part, upon

the results of operations

for the given period.

For U.S. and USVI

income tax purposes, all

tax years subsequent

to
2019 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2018 remain open to examination.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
62
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

September 30, 2023 and December 31,
2022:
As of September 30, 2023 As of December 31, 2022
Fair Value Measurements Using

Fair Value Measurements Using

Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
(In thousands)
Assets:
Debt securities available for sale:
U.S. Treasury securities $
140,723
$
-
$
-
$
140,723
$
138,875
$
-
$
-
$
138,875
Noncallable U.S. agencies debt securities
-
430,515
-
430,515
-
389,787
-
389,787
Callable U.S. agencies debt securities
-
1,877,075
-
1,877,075
-
1,963,566
-
1,963,566
MBS
-
2,721,124
4,918
(1)
2,726,042
-
3,098,797
5,794
(1)
3,104,591
Puerto Rico government obligations
-
-
1,448
1,448
-
-
2,201
2,201
Other investments
-
-
-
-
-
-
500
500
Equity securities
4,775
-
-
4,775
4,861
-
-
4,861
Derivative assets
-
360
-
360
-
633
-
633
Liabilities:
Derivative liabilities
-
170
-
170
-
476
-
476
(1) Related to private label MBS.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
63

The table below presents a reconciliation of the beginning and ending balances of all assets measured at fair value on a recurring
basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2023 and 2022:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2023 2022 2023 2022
Level 3 Instruments Only

Securities Available for
Sale
(1)
Securities Available for
Sale
(1)
Securities Available for
Sale
(1)
Securities Available for
Sale
(1)
(In thousands)
Beginning balance $
7,357
$
10,180
$
8,495
$
11,084

Total (losses)/gains:

Included in other comprehensive loss (unrealized)
(722)
(177)
(903)
(570)

Included in earnings (unrealized)
(2)
(32)
12
(7)
435

Principal repayments and amortization
(237)
(1,152)
(1,219)
(3)
(2,086)
Ending balance $
6,366
$
8,863
$
6,366
$
8,863
___________________
(1) Amounts mostly related to private label MBS.
(2)
Changes in unrealized (losses) gains included in earnings were recognized within provision for credit losses - expense

(benefit) and relate to assets still held as of the reporting date.
(3) Includes a $
0.5

million repayment of a matured debt security.

The tables below present quantitative information for significant assets measured at fair value on a recurring basis using significant
unobservable inputs (Level 3) as of September 30, 2023 and December 31, 2022:
September 30, 2023
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average
Minimum

Maximum
(Dollars in thousands)
Available-for-sale

debt securities:

Private label MBS
$
4,918
Discounted cash flows Discount rate
17.3%
17.3%
17.3%
Prepayment rate
1.2%
8.8%
5.3%
Projected cumulative loss rate
0.2%
13.7%
5.5%

Puerto Rico government obligations
$
1,448
Discounted cash flows Discount rate
13.9%
13.9%
13.9%
Projected cumulative loss rate
24.5%
24.5%
24.5%

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

STATEMENTS – (Continued)
64
Additionally, fair value

is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP.

As of September 30, 2023, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-
recurring basis and still held at September 30, 2023, as shown in the following table:
Carrying value as of September 30, 2023
Related to (losses) gains
recorded for the Quarter
Ended September 30,
2023
Related to losses
recorded for the Nine-
Month Period Ended
September 30, 2023
(Losses) gains recorded
for the Quarter Ended

September 30, 2023
Losses recorded for the
Nine-Month Period
Ended September 30,
2023
(In thousands)
Level 3:
Loans receivable
(1)
$
16,655
$
24,933
$
(2,495)
$
(9,234)
OREO
(2)
1,085
2,124
(169)
(205)
Level 2:
Loans held for sale
(3)
$
8,961
$
8,961
$
16
$
(57)
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

OREO portfolio.
(3)
The Corporation derived the fair value of these loans based

on published secondary market prices of MBS with similar characteristics.

As of September 30, 2022, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-
recurring basis and still held at September 30, 2022, as shown in the following table:
Carrying value as of September 30, 2022
Related to losses
recorded for the Quarter
Ended September 30,
2022
Related to losses
recorded for the Nine-
Month Period Ended
September 30, 2022
Losses recorded for the
Quarter Ended
September 30, 2022
Losses recorded for the
Nine-Month Period
Ended September 30,
2022
(In thousands)
Level 3:
Loans receivable
(1)
$
4,207
$
27,531
$
(227)
$
(2,978)
OREO
(2)
1,234
2,913
(57)
(34)
Premises and equipment
(3)
-
1,242
-
(218)
Level 2:
Loans held for sale
(4)
$
12,169
$
12,169
$
(177)
$
(177)
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

(4)
The Corporation derived the fair value of these loans based

on published secondary market prices of MBS with similar characteristics.

See Note

25 –

Fair Value,

to the

audited consolidated

financial statements

included in

the 2022

Annual Report

on Form

10-K for
qualitative information regarding the

fair value measurements for Level 3 financial

instruments measured at fair value on nonrecurring
basis.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
65

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial
instruments as of September 30, 2023 and December 31, 2022:
Total Carrying Amount
in Statement of
Financial Condition as
of September 30, 2023
Fair Value Estimate as

of
September 30, 2023 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money market investments (amortized cost)
$
584,913
$
584,913
$
584,913
$
-
$
-
Available-for-sale debt

securities (fair value)
5,175,803
5,175,803
140,723
5,028,714
6,366
Held-to-maturity debt securities (amortized cost)
359,169
Less: ACL on held-to-maturity debt securities
(2,250)
Held-to-maturity debt securities, net of ACL $
356,919
342,851
-
232,719
110,132
Equity securities (amortized cost)
43,908
43,908
-
43,908
(1)
-
Other equity securities (fair value)
4,775
4,775
4,775
-
-
Loans held for sale (lower of cost or market)
8,961
8,961
-
8,961
-
Loans held for investment (amortized cost)
11,950,932
Less: ACL for loans and finance leases
(263,615)
Loans held for investment, net of ACL $
11,687,317
11,566,106
-
-
11,566,106
MSRs (amortized cost)
27,601
45,114
-
-
45,114
Derivative assets (fair value)

(2)
360
360
-
360
-
Liabilities:
Deposits (amortized cost) $
16,435,237
$
16,447,189
$
-
$
16,447,189
$
-
Advances from the FHLB (amortized cost):

Long-term
500,000
491,505
-
491,505
-
Other long-term borrowings (amortized cost)
161,700
159,549
-
-
159,549
Derivative liabilities (fair value)

(2)
170
170
-
170
-
(1) Includes FHLB stock with a carrying value of $
34.6

million, which is considered restricted.
(2) Includes interest rate swap agreements, interest rate caps, forward contracts, interest rate lock commitments, and forward loan sales commitments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
66

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
-
199,865
-
Other long-term borrowings (amortized cost)
183,762
187,246
-
-
187,246
Derivative liabilities (fair value)
(2)
476
476
-
476
-
(1) Includes FHLB stock with a carrying value of $
42.9

million, which is considered restricted.
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

STATEMENTS – (Continued)
67
NOTE 19 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition

In accordance with

ASC Topic

606, “Revenue from

Contracts with Customers” (“ASC

Topic

606”), revenues are

recognized when
control

of

promised

goods

or

services

is

transferred

to

customers

and

in

an

amount

that

reflects

the

consideration

to

which

the
Corporation expects to be

entitled in exchange for those

goods or services. At contract

inception, once the contract is

determined to be
within the

scope of

ASC Topic

606, the

Corporation assesses

the goods

or services

that are

promised within

each contract,

identifies
the

respective

performance

obligations,

and

assesses

whether

each

promised

good

or

service

is

distinct.

The

Corporation

then
recognizes

as revenue

the amount

of the

transaction price

that is

allocated to

the respective

performance obligation

when (or

as) the
performance obligation is satisfied.
Disaggregation of Revenue

The following

tables summarize

the Corporation’s

revenue, which

includes net

interest income

on financial

instruments and

non-
interest income,

disaggregated by

type of

service and

business segment

for the quarters

and nine-month

periods ended

September 30,
2023 and 2022:

Quarter ended September 30,2023
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income
(1)
$
18,279
$
147,066
$
13,212
$
(4,055)
$
19,749
$
5,477
$
199,728
Service charges and fees on deposit accounts
-
5,286
3,406
-
155
705
9,552
Insurance commissions
-
2,596
-
-
68
126
2,790
Merchant-related income
-
2,156
-
-
19
319
2,494
Credit and debit card fees
-
7,826
24
-
4
493
8,347
Other service charges and fees
50
1,262
853
-
615
163
2,943
Not in scope of ASC Topic

606

(1)
2,971
1,044
185
(3)
(14)
(13)
4,170

Total non-interest income
3,021
20,170
4,468
(3)
847
1,793
30,296
Total Revenue $
21,300
$
167,236
$
17,680
$
(4,058)
$
20,596
$
7,270
$
230,024

Quarter ended September 30,2022
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income
(1)
$
24,338
$
118,408
$
22,861
$
14,827
$
21,494
$
5,982
$
207,910
Service charges and fees on deposit accounts
-
5,744
3,169
-
151
756
9,820
Insurance commissions
-
2,485
-
-
16
123
2,624
Merchant-related income
-
1,458
347
-
32
330
2,167
Credit and debit card fees
-
7,209
21
-
(2)
439
7,667
Other service charges and fees
85
1,228
340
-
595
195
2,443
Not in scope of ASC Topic

606
(1)
3,648
997
399
33
(19)
(86)
4,972
Total non-interest

income
3,733
19,121
4,276
33
773
1,757
29,693
Total Revenue $
28,071
$
137,529
$
27,137
$
14,860
$
22,267
$
7,739
$
237,603

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
68

Nine-Month Period Ended September 30,2023
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial and
Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income
(1)
$
61,427
$
427,407
$
41,085
$
(7,502)
$
60,369
$
17,642
$
600,428
Service charges and fees on deposit accounts
-
15,859
9,886
-
492
2,143
28,380
Insurance commissions
-
9,700
-
-
175
509
10,384
Merchant-related income
-
6,454
-
-
87
1,172
7,713
Credit and debit card fees
-
23,581
74
-
16
1,510
25,181
Other service charges and fees
244
3,922
2,801
-
1,858
714
9,539
Not in scope of ASC Topic

606

(1)
8,913
2,909
4,027
1,837
221
(19)
17,888

Total non-interest income
9,157
62,425
16,788
1,837
2,849
6,029
99,085
Total Revenue $
70,584
$
489,832
$
57,873
$
(5,665)
$
63,218
$
23,671
$
699,513

Nine-Month Period Ended September 30,2022
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

STATEMENTS – (Continued)
69
For the

quarters and

nine-month periods

ended September

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
the

customer

base

and

enhance

product

offerings.

FirstBank

recognizes

the

revenue

under

these

agreements

over

time, as

the

Bank
completes its performance obligations.
The following table shows

the activity of contract

liabilities for the quarters

and nine-month periods ended

September 30, 2023 and
2022:

Quarter Ended September 30, Nine-Month Period Ended September 30,
2023 2022 2023 2022
(In thousands)
Beginning balance $
608
$
1,049
$
841
$
1,443

Revenue recognized
(81)
(104)
(314)
(498)
Ending balance $
527
$
945
$
527
$
945
As of September 30, 2023 and 2022, there were no contract assets recorded on the Corporation’s consolidated

financial statements.
Other

Except for the

contract liabilities noted

above, the Corporation

did not have

any other performance

obligations as of

September 30,
2023.

The

Corporation

also

did

not

have

any

material contract

acquisition

costs

and

did

not

make

any

significant

judgments

or
estimates in recognizing revenue for financial reporting purposes.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
70
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

STATEMENTS – (Continued)
71

The following tables present information about the reportable segments for the indicated periods:
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Quarter ended September 30,2023:
Interest income $
31,208
$
90,976
$
68,138
$
32,146
$
33,560
$
7,377
$
263,405
Net (charge) credit for transfer of funds
(12,929)
96,836
(54,926)
(27,817)
(1,164)
-
-
Interest expense
-
(40,746)
-
(8,384)
(12,647)
(1,900)
(63,677)
Net interest income (loss)
18,279
147,066
13,212
(4,055)
19,749
5,477
199,728
Provision for credit losses - (benefit) expense
(3,288)
13,707
(7,235)
32
873
307
4,396
Non-interest income (loss)
3,021
20,170
4,468
(3)
847
1,793
30,296
Direct non-interest expenses
5,201
43,431
9,658
958
8,535
6,647
74,430

Segment income (loss)
$
19,387
$
110,098
$
15,257
$
(5,048)
$
11,188
$
316
$
151,198
Average earnings assets $
2,127,641
$
3,336,158
$
3,769,370
$
6,382,276
$
2,041,662
$
406,499
$
18,063,606

Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Quarter ended September 30,2022:
Interest income $
32,349
$
77,576
$
53,506
$
28,203
$
24,804
$
6,245
$
222,683
Net (charge) credit for transfer of funds
(8,011)
47,577
(30,645)
(8,447)
(474)
-
-
Interest expense
-
(6,745)
-
(4,929)
(2,836)
(263)
(14,773)
Net interest income

24,338
118,408
22,861
14,827
21,494
5,982
207,910
Provision for credit losses - expense (benefit)

2,092
16,705
(3,519)
(12)
(624)
1,141
15,783
Non-interest income
3,733
19,121
4,276
33
773
1,757
29,693
Direct non-interest expenses
6,489
42,080
9,295
942
8,479
7,097
74,382

Segment income (loss)
$
19,490
$
78,744
$
21,361
$
13,930
$
14,412
$
(499)
$
147,438
Average earnings assets $
2,211,675
$
2,974,894
$
3,622,907
$
7,095,503
$
2,040,656
$
365,743
$
18,311,378

Mortgage
Banking
Consumer (Retail)
Banking
Commercial
and Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Nine-Month Period Ended September 30,2023
Interest income $
94,720
$
261,139
$
195,837
$
89,140
$
96,772
$
20,397
$
758,005
Net (charge) credit for transfer of funds
(33,293)
260,715
(154,752)
(70,095)
(2,575)
-
-
Interest expense
-
(94,447)
-
(26,547)
(33,828)
(2,755)
(157,577)
Net interest income (loss)
61,427
427,407
41,085
(7,502)
60,369
17,642
600,428
Provision for credit losses - (benefit) expense
(7,623)
42,600
(2,096)
7
9,545
(305)
42,128
Non-interest income
9,157
62,425
16,788
1,837
2,849
6,029
99,085
Direct non-interest expenses
15,821
126,872
28,363
2,828
25,341
20,203
219,428

Segment income (loss)
$
62,386
$
320,360
$
31,606
$
(8,500)
$
28,332
$
3,773
$
437,957
Average earnings assets $
2,147,521
$
3,251,286
$
3,751,359
$
6,321,540
$
2,049,281
$
381,655
$
17,902,642

Mortgage
Banking
Consumer (Retail)
Banking
Commercial
and Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Nine-Month Period Ended September 30,2022
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
72

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2023 2022 2023 2022
(In thousands)
Net income:

Total income for segments

$
151,198
$
147,438
$
437,957
$
454,291
Other operating expenses

(1)
42,208
40,807
125,395
113,237
Income before income taxes
108,990
106,631
312,562
341,054
Income tax expense
26,968
32,028
89,187
109,156

Total consolidated net income
$
82,022
$
74,603
$
223,375
$
231,898
Average assets:
Total average earning assets for segments

$
18,063,606
$
18,311,378
$
17,902,642
$
18,830,683
Average non-earning assets

832,374
835,740
845,837
873,911

Total consolidated average assets
$
18,895,980
$
19,147,118
$
18,748,479
$
19,704,594
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

STATEMENTS – (Continued)
73
NOTE 21 – SUPPLEMENTAL

STATEMENT

OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information is as follows for the indicated periods:

Nine-Month Period Ended September 30,
2023 2022
(In thousands)
Cash paid for:

Interest

$
143,792
$
41,205

Income tax

88,258
22,943

Operating cash flow from operating leases
12,939
13,759
Non-cash investing and financing activities:

Additions to OREO
14,951
13,653

Additions to auto and other repossessed assets
48,245
33,119

Capitalization of servicing assets
1,839
2,637

Loan securitizations
100,735
113,757

Loans held for investment transferred to held for sale
3,255
3,893

Right-of-use assets obtained in exchange for operating lease liabilities
3,042
2,297

Payable related to unsettled common stock shares repurchases
1,310
467

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
74
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
As part

of its

response to

the impact

of COVID-19,

on March

31, 2020,

the federal

banking agencies

issued an

interim final

rule
that

provided

the

option

to

temporarily

delay

the

effects

of

CECL

on

regulatory

capital

for

two

years,

followed

by

a

three-year
transition

period.

The

interim

final

rule

provides

that,

at

the

election

of

a

qualified

banking

organization,

the

day

one

impact

to
retained earnings plus
25
% of the change in

the ACL (as defined

in the final rule) from

January 1, 2020 to

December 31, 2021 will

be
delayed

for

two

years

and

phased-in

at
25
%

per

year

beginning

on

January

1,

2022

over

a

three-year

period,

resulting

in

a

total
transition period of

five years. Accordingly,

as of September

30, 2023, the

capital measures of

the Corporation and

the Bank included
$
32.4

million associated

with the

CECL day

one impact

to retained

earnings plus
25
% of

the increase

in the

ACL (as

defined in

the
interim

final

rule)

from

January

1,

2020

to

December

31,

2021,

and

$
32.4

million

remains

excluded

to

be

phased-in

during

the
remainder of

the three-year

transition period.

The federal

financial regulatory

agencies may

take other

measures affecting

regulatory
capital to address

macroeconomic conditions,

as well as

the effect

of

regional bank failures

in the U.S.

mainland during

the first half
of 2023, although the nature and impact of such actions cannot be predicted at this time.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
75
The

regulatory

capital

position

of

the

Corporation

and

the

FirstBank

as

of

September

30,

2023

and

December

31,

2022,

which
reflects the delay in the full effect of CECL on regulatory capital, were as follows:

Regulatory Requirements
Actual For Capital Adequacy Purposes
To be Well

-Capitalized
Thresholds

Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
As of September 30,2023
Total Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,385,079
18.84
% $
1,012,868
8.0
% N/A N/A %

FirstBank
$
2,335,546
18.45
% $
1,012,710
8.0
% $
1,265,888
10.0
%
CET1 Capital (to Risk-Weighted Assets)

First BanCorp.
$
2,069,675
16.35
% $
569,738
4.5
% N/A N/A %

FirstBank
$
2,077,017
16.41
% $
569,649
4.5
% $
822,827
6.5
%
Tier I Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,069,675
16.35
% $
759,651
6.0
% N/A N/A %

FirstBank
$
2,177,017
17.20
% $
759,533
6.0
% $
1,012,710
8.0
%
Leverage ratio

First BanCorp.
$
2,069,675
10.57
% $
783,163
4.0
% N/A N/A %

FirstBank
$
2,177,017
11.12
% $
782,913
4.0
% $
978,641
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

STATEMENTS – (Continued)
76
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

As
of September 30, 2023, commitments to extend credit amounted to approximately $
2.0

billion, of which $
961.1

million relates to retail
credit card loans.

In addition, commercial

and financial standby

letters of credit

as of September

30, 2023 amounted

to approximately
$
72.1

million.
Contingencies
As of

September 30,

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
excess

of

any

accrual)

will

be

incurred

in

connection

with

any

legal

contingencies,

the

Corporation

discloses

an

estimate

of

the
possible loss or

range of loss,

either individually or

in the aggregate,

as appropriate, if

such an estimate can

be made, or

discloses that
an estimate cannot be made. Based on the Corporation’s

assessment as of September 30, 2023, no such disclosures were necessary.
Following the

failure of

several financial

institutions in

the first

half of

2023, the

FDIC issued

a notice

of proposed

rulemaking in
May 2023

that would

implement a

special assessment

to recover

the cost

associated with

protecting

uninsured

depositors as

part

of
those

financial

institutions’

failures.

The

Corporation

continues

to

monitor

the

status

of

the

proposed

special

assessment

and

the
impact to its future operating results.

The Corporation expects to record the impact when the final rule is enacted.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
77
NOTE 23- FIRST BANCORP.

(HOLDING COMPANY

ONLY) FINANCIAL

INFORMATION
The following

condensed financial information

presents the financial

position of

First BanCorp.

at the holding

company level only
as

of

September

30,

2023

and

December

31,

2022,

and

the

results

of

its

operations

for

the

quarters

and

nine-month

periods

ended
September 30, 2023 and 2022:

Statements of Financial Condition
As of September 30, As of December 31,
2023 2022
(In thousands)
Assets
Cash and due from banks $
34,804
$
19,279
Other investment securities
735
735
Investment in First Bank Puerto Rico, at equity
1,410,410
1,464,026
Investment in First Bank Insurance Agency,

at equity
23,596
28,770
Investment in FBP Statutory Trust I
1,289
1,951
Investment in FBP Statutory Trust II
3,561
3,561
Dividends receivable
715
624
Other assets
577
430

Total assets
$
1,475,687
$
1,519,376
Liabilities and Stockholders’ Equity
Liabilities:
Long-term borrowings

$
161,700
$
183,762
Accounts payable and other liabilities
10,919
10,074

Total liabilities
172,619
193,836
Stockholders’ equity
1,303,068
1,325,540

Total liabilities and stockholders’

equity
$
1,475,687
$
1,519,376

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
78

Statements of Income

Quarter Ended

Nine-Month Period Ended
September 30, September 30,
2023 2022 2023 2022
(In thousands)
Income

Interest income on money market investments

$
77
$
19
$
187
$
33

Dividend income from banking subsidiaries
82,178
49,728
239,980
292,000

Dividend income from nonbanking subsidiaries
-
-
12,000
-

Gain on early extinguishment of debt
-
-
1,605
-

Other income
101
68
304
159

Total income
82,356
49,815
254,076
292,192
Expense

Interest expense on long-term borrowings
3,345
2,273
10,135
5,304

Other non-interest expenses
452
422
1,324
1,295

Total expense
3,797
2,695
11,459
6,599
Income before income taxes and equity in undistributed

earnings of subsidiaries
78,559
47,120
242,617
285,593
Income tax expense
745
735
2,606
2,634
Equity in undistributed earnings of subsidiaries

(distributions in excess of earnings)
4,208
28,218
(16,636)
(51,061)
Net income $
82,022
$
74,603
$
223,375
$
231,898
Other comprehensive loss, net of tax
(78,976)
(270,937)
(46,585)
(778,694)
Comprehensive income (loss) $
3,046
$
(196,334)
$
176,790
$
(546,796)

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

as amended

on October

13,

2023

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
EXECUTIVE SUMMARY
First BanCorp.

is a diversified

financial holding

company headquartered

in San Juan,

Puerto Rico offering

a full range

of financial
products to

consumers and

commercial customers

through various

subsidiaries. First

BanCorp.

is the

holding company

of FirstBank
Puerto

Rico

(“FirstBank”

or the

“Bank”)

and

FirstBank

Insurance

Agency.

Through

its wholly

-owned

subsidiaries,

the Corporation
operates

in

Puerto

Rico,

the

United

States

Virgin

Islands

(“USVI”),

the

British

Virgin

Islands

(“BVI”),

and

the

state

of

Florida,
concentrating on

commercial banking,

residential mortgage loans,

credit cards, personal

loans, small loans,

auto loans and

leases, and
insurance agency activities.
Recent Developments
Economy and Market Volatility
The

Federal

Reserve

(“FED”)

continues

to

be

committed

to

bringing

inflation

down

to

its

2%

goal.

Projections

suggest

that
inflation will reach

the 2% target by

2026. In light of

the progress reached thus

far with respect to

the FED’s

tightening campaign, the
FED has decided

to leave the

federal funds rate

unchanged, at a

target range

of 5.25% to

5.50% after the

last interest rate

hike in July
2023. Notwithstanding, the FED is prepared to raise rates further if appropriate.
Recent indicators

suggest that

economic activity

continues expanding,

and so far

this year,

growth in

real GDP

has come

in above
expectations.

As

such,

in

July

2023,

the

Economic

Development

Bank

for

Puerto

Rico’s

Economic

Activity

Index

(“EDB-EAI”)
registered the highest

reading since June

2015. Labor markets

remain strong, although

they are cooling

as evidenced by the

slight rise
in the national unemployment rate to 3.9% in October 2023, from 3.6% in

June 2023.
The Corporation remains cautiously

optimistic on economic conditions in Puerto

Rico, its principal market. For

the third quarter we
earned $82.0

million in

net income

and delivered

a strong return

on average

assets of

1.72% driven

by a

combination of

loan growth
across all

our businesses,

disciplined expense

management, and

encouraging economic

trends in

our main

market. The

Corporation’s
loan

growth

strategy

has

been

supported

by

increased

business

activity

and

economic

tailwinds,

particularly

in

its

main

market,
coupled with

timely execution

across the

three regions.

Going forward,

the Corporation

expects loan

growth as

it redeploys a

portion
of investment

portfolio cash

flows into

higher yielding

assets and

the pace

of draws

on recently

extended construction

loan facilities
begins to accelerate.
On the

other hand,

the deposit

market share

continues to

reflect a

gradual erosion

of excess

liquidity in

the overall

market and

the
migration of

retail customers to

higher rate options

outside the traditional

banking sector,

such as credit

unions and the

U.S. Treasury
market,

partially

offset

by

a

stabilization

in

commercial

deposit

balances.

The

Corporation

remains

focused

on retaining

its

deposit
market

in

the

segments

it

serves

by

pricing

its

products

as

a

function

of

the

market

environment

and

by

accounting

for

the

future
economic value of new and existing relationships, which could potentially lead to further increments in interest expense.

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

10-Q (“Form

10-Q”), including

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

professional service

fees and

other costs),

non-
interest income

(mainly service

charges and

fees on

deposits, cards

and processing

income, and

insurance income),

gains (losses)

on
sales of investments, gains (losses) on mortgage banking activities, and income taxes.
For

the

quarter

and

nine-month

period

ended

September

30,

2023,

the

Corporation

had

net

income

of

$82.0

million

($0.46

per
diluted

common

share)

and

$223.4

million

($1.25

per

diluted

common

share),

respectively,

compared

to

$74.6

million

($0.40

per
diluted

common

share)

and

$231.9

million

($1.19

per

diluted

common

share),

for

the

comparable

periods

in

2022.

Other

relevant
selected financial indicators for the periods presented are included below:
Quarter Ended September 30,

Nine-Month Period Ended September
30,
2023 2022 2023 2022
Key Performance Indicator:
(1)
Return on Average

Assets
(2)
1.72% 1.55% 1.59% 1.57%
Return on Average

Common Equity
(3)
20.70 19.00 19.00 17.73
Efficiency Ratio
(4)
50.71 48.48 49.29 48.33
(1)
These financial ratios are used by management to monitor the Corporation’s financial performance and whether it is using its assets

efficiently.
(2)
Indicates how profitable the Corporation is in relation to its total assets and is calculated by dividing net income on an annualized basis by its average total assets.
(3)
Measures the Corporation’s performance

based on its average common stockholders’ equity and is calculated by dividing net income on an annualized basis by its

average total common
stockholders’ equity.
(4)
Measures how much the Corporation incurred to generate a

dollar of revenue and is calculated by dividing non-interest expenses by total revenue.
The

key

drivers

of

the

Corporation’s

GAAP

financial

results

for

the

quarter

ended

September

30,

2023,

compared

to

the

third
quarter of 2022, include the following:
●
Net interest

income for

the quarter

ended September

30, 2023

decreased to

$199.7 million,

compared to

$207.9 million

for
the

third

quarter

of

2022,

mainly

driven

by

an

increase

in

interest

expense

due

to

higher

rates

paid

on

interest-bearing
deposits

and

a

continued

migration

from

non-interest-bearing

and

other

low-cost

deposits

to

higher-cost

deposits,

partially
offset by

the effect

in the

commercial loan

portfolio of

higher market

interest rates

on the

upward repricing

of variable-rate
loans and on new loan

originations,

and the growth in the

consumer portfolio.

See "Net Interest Income" below

for additional
information.
●
The provision for credit

losses on loans, finance

leases, unfunded loan commitments

and debt securities for the

quarter ended
September 30, 2023

was $4.4 million,

compared to $15.8

million for the

third quarter of

2022. The decrease

in the provision
expense was primarily

related to updated

macroeconomic variables, which

are forecasted to

deteriorate at a

slower pace than
projected

in

third

quarter

of

2022,

and

a

higher

net

benefit

recorded

for

held-to-maturity

debt

securities

during

the

third
quarter of 2023.
Net charge-offs

totaled $14.1 million

for the quarter

ended September

30, 2023, or

0.48% of average

loans on an

annualized
basis,

compared

to $8.6

million,

or

0.31% of

average

loans,

for

the third

quarter of

2022,

mainly

driven by

a $7.5

million
increase in consumer loans

net charge-offs.

See “Provision for Credit

Losses” and “Risk Management”

below for analyses of
the ACL and non-performing assets and related ratios.
●
The Corporation recorded non-interest

income of $30.3 million for

the quarter ended September

30, 2023, compared to $29.7
million for the third quarter of 2022. See “Non-Interest Income” below for additional information.

●
Non-interest expenses for

the quarter ended

September 30, 2023

increased by $1.4 million

to $116.6

million. The increase in
non-interest

expenses

mainly

reflects

a

$3.6

million

increase

in

employees’

compensation

and

benefits

expenses

driven

by
annual

salary

merit

increases

and

minimum

wage

adjustments,

partially

offset

by

a

$1.5

million

decrease

in

professional
service fees and a $1.1

million increase in net gains

on other real estate owned

(“OREO”) operations. The

efficiency ratio for
the

third

quarter

of

2023

was

50.71%,

as

compared

to

48.48%

for

the

same

period

in

2022.

See

“Non-Interest

Expenses”
below for additional information.

●
Income tax expense decreased to $27.0 million for the third quarter of 2023, compared to $32.0 million for the same period in
2022

driven

by

a

lower

effective

tax

rate.

The

Corporation’s

estimated

effective

tax

rate,

excluding

entities

with

pre-tax
losses

from

which

a

tax

benefit

cannot

be

recognized

and

discrete

items,

decreased

to

28.2%

for

the

first

nine

months

of
2023, compared

to 31.8%

for the first

nine months

of 2022. See

“Income Taxes”

below and

Note 17

– Income Taxes,

to the
unaudited consolidated financial statements herein for additional information.

●
As

of

September

30,

2023,

total

assets

were

approximately

$18.6

billion,

a

decrease

of

$39.9

million

from

December

31,
2022,

primarily

related to

a $46.6

million

decrease in

the fair

value of

available-for-sale

debt

securities recorded

as part

of
accumulated other

comprehensive loss

in the

consolidated statements

of financial

condition. Total

assets were

also impacted
by repayments of investment securities, partially offset by increases in total loans and cash and cash equivalents.
●
As of

September 30,

2023, total

liabilities were

$17.3 billion,

a decrease

of $17.4

million from

December 31,

2022, mainly
driven

by

a

$272.2

million

decrease

in

borrowings

and

a

$37.0

million

decrease

in

accounts

payable

and

other

liabilities,
partially

offset

by a

$291.8 million

increase

in total

deposits, including

brokered

certificates of

deposit (“CDs”).

See “Risk
Management – Liquidity Risk” below for additional information about the Corporation’s funding sources and strategy.
●
The Bank’s

primary sources of funding

are consumer and commercial

core deposits, which exclude

government deposits and
brokered

CDs.

As

of

September

30,

2023,

these

core

deposits,

amounting

to

$12.9

billion,

funded

69.17%

of

total

assets.
Excluding

fully collateralized

government

deposits, estimated

uninsured deposits

amounted

to $4.8

billion as

of September
30, 2023. In

addition to approximately

$2.7 billion in

cash and free

high-quality liquid

assets, the Bank

maintains borrowing
capacity at the

FHLB and

the FED’s

Discount Window.

As of September

30, 2023, the

Corporation had

approximately $1.4
billion

available

for

funding

under

the

FED’s

Discount

Window

and

$947.8

million

available

for

additional

borrowing
capacity

on

FHLB

lines

of

credit

based

on

collateral

pledged

at

these

entities.

On

a

combined

basis,

as

of

September

30,
2023,

the

Corporation

had

$5.1

billion,

or

107%

of

uninsured

deposits,

available

to

meet

liquidity

needs.

See

“Risk
Management – Liquidity Risk” below for additional information about the Corporation’s funding sources and strategy.
●
As of

September

30,

2023,

the Corporation’s

total

stockholders’

equity

was $1.3

billion,

a

decrease

of

$22.5

million

from
December 31, 2022. The decrease was

mainly driven by the repurchase

of approximately 9.0 million shares

of common stock
for

a

total

purchase

price

of

approximately

$125.0

million,

$75.6

million

in

dividends

declared

to

common

stock
shareholders,

and

a

$46.6

million

decrease

in

the

fair

value

of

available-for-sale

debt

securities

recorded

as

part

of
accumulated other

comprehensive loss

in the

consolidated statements

of financial

condition as

a result

of changes

in market
interest rates. This decrease was

partially offset by the

earnings generated in the first

nine months of 2023. The

Corporation’s
CET1 capital, tier

1 capital, total

capital, and

leverage ratios were

16.35%, 16.35%, 18.84%,

and 10.57%, respectively,

as of
September 30,

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

$124.9

million

to

$1.4

billion

for

the

quarter

ended

September

30,

2023

driven

by

a

higher
volume

of

commercial

loan

originations.

See

“Financial

Condition

and

Operating

Data

Analysis”

below

for

additional
information.
●
Total

non-performing assets

were $130.2

million as

of September

30, 2023,

an increase

of $1.0

million, from

December 31,
2022,

primarily related to a

net increase of $3.3

million in nonaccrual loans,

which include the inflow to

nonaccrual of a $9.5
million

commercial

and

industrial loan

in the

Puerto

Rico region

,

partially

offset

by a

$2.3 million

reduction

in other

non-
performing

assets.

See

“Risk

Management

–

Nonaccrual

Loans

and

Non-Performing

Assets”

below

for

additional
information.
●
Adversely

classified

commercial

and

construction

loans

decreased

by

$16.8

million

to

$76.8

million

as

of

September

30,
2023,

compared to December 31, 2022, mainly driven by the payoff

of a $24.3 million commercial and industrial participated
loan in

the Florida

region,

partially offset

by the

aforementioned inflow

of a

$9.5 million

commercial and

industrial loan

in
the Puerto Rico region.

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
Adjusted Net Income,

Adjusted Non-Interest Income, and Adjusted Efficiency

Ratio
To

supplement the

Corporation’s

financial statements

presented in

accordance with

GAAP,

the Corporation

uses, and believes

that
investors

benefit from

disclosure

of, non-GAAP

financial measures

that reflect

adjustments to

net income,

non-interest income,

and
the efficiency ratio

to exclude items that management

believes are not reflective

of core operating performance

(“Special Items”). The
financial results for the quarters

ended September 30, 2023 and

2022 and for the nine-month period

ended September 30, 2022 did not
include

any

significant

Special

Items.

The

financial

results

for

the

nine-month

period

ended

September

30,

2023

included

the
following Special Items:
Nine-Month Period Ended September 30, 2023
-
A

$3.6

million

($2.3

million

after-tax)

gain

recognized

from

a

legal

settlement

reflected

in

the

consolidated

statements

of
income as part of other non-interest income.

-
A

$1.6

million

gain

on

the

repurchase

of

$21.4

million

in

junior

subordinated

debentures

reflected

in

the

consolidated
statements

of

income

as

“Gain

on

early

extinguishment

of

debt.”

The

junior

subordinated

debentures

are

reflected

in

the
consolidated statements

of financial condition

as “Other long-term

borrowings.” The

purchase price

equated to

92.5% of the
$21.4

million

par

value

of

the

TRuPs.

The

7.5%

discount

resulted

in

the

gain

of

$1.6

million.

The

gain,

realized

at

the
holding company level, had no effect on the income tax expense recorded in 2023.

The following

table shows

the net

income for

the third

quarter of

2023 and

reconciles for

the nine-month

period ended

September
30,

2023

the reported

net

income

to adjusted

net income,

a

non-GAAP

financial

measure

that excludes

the Special

Items identified
above:
Quarter Ended September 30,

Nine-Month Period Ended

September 30,

2023 2023
(In thousands)
Net income, as reported (GAAP) $ 82,022 $ 223,375
Adjustments:

Gain recognized from a legal settlement - (3,600)
Gain on early extinguishment of debt - (1,605)
Income tax impact of adjustments
(1)
- 1,350
Adjusted net income (Non-GAAP) $ 82,022 $ 219,520
(1)
See "Adjusted Net Income, Adjusted Non-Interest Income, and

Adjusted Efficiency Ratio" above for the individual tax

impact related to the above adjustments, which were

based on the
Puerto Rico statutory tax rate of 37.5%, as applicable.

RESULTS

OF OPERATIONS
Net Interest Income
Net interest

income is

the excess of

interest earned

by First BanCorp.

on its interest-earning

assets over

the interest

incurred on its
interest-bearing

liabilities.

First

BanCorp.’s

net

interest

income

is

subject

to

interest

rate

risk

due

to

the

repricing

and

maturity
mismatch

of

the

Corporation’s

assets

and

liabilities.

In

addition,

variable

sources

of

interest

income,

such

as

loan

fees,

periodic
dividends, and

collection of

interest in

nonaccrual loans,

can fluctuate

from period

to period.

Net interest

income for

the quarter

and
nine-month

period ended

September 30,

2023 was

$199.7 million

and $600.4

million, respectively,

compared to

$207.9 million

and
$589.7 million for

the comparable periods

in 2022. On a

tax-equivalent basis and

excluding the changes

in the fair value

of derivative
instruments,

net

interest

income

for

the

quarter

and

nine-month

period

ended

September

30,

2023

was

$204.4

million

and

$617.0
million, respectively,

compared to $217.0 million and $615.4 million for the comparable periods in 2022.
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
Net

interest

income

on

an

adjusted

tax

equivalent

basis and

excluding

the

change

in

the fair

value

of derivative

instruments

is a
non-GAAP

financial

measure.

For

the

definition

of

this

non-GAAP

financial

measure,

refer

to

the

discussion

in

“Non-GAAP
Financial Measures and Reconciliations” above.
Part I
Average volume Interest income (1)

/ expense
Average rate (1)
Quarter ended September 30, 2023 2022 2023 2022 2023 2022
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 807,883 $ 882,759 $ 10,956 $ 4,654 5.38% 2.09%
Government obligations
(2)
2,817,646 2,912,130 9,415 10,325 1.33% 1.41%
MBS 3,650,737 4,113,870 15,677 22,028 1.70% 2.12%
FHLB stock 34,666 16,677 768 292 8.79% 6.95%
Other investments 14,294 13,094 61 45 1.69% 1.36%
Total investments
(3)
7,325,226 7,938,530 36,877 37,344 2.00% 1.87%
Residential mortgage loans 2,800,675 2,855,927 39,640 39,874 5.62% 5.54%
Construction loans 183,507 118,794 4,937 1,831 10.67% 6.12%
Commercial and industrial ("C&I") and commercial mortgage loans 5,261,849 5,085,257 93,711 73,518 7.07% 5.74%
Finance leases 808,480 647,586 15,802 11,751 7.75% 7.20%
Consumer loans 2,728,945 2,511,300 77,125 67,504 11.21% 10.66%
Total loans
(4)(5)
11,783,456 11,218,864 231,215 194,478 7.78% 6.88%

Total interest-earning assets
$ 19,108,682 $ 19,157,394 $ 268,092 $ 231,822 5.57% 4.80%
Interest-bearing liabilities:
Time deposits $ 2,708,297 $ 2,109,521 $ 19,852 $ 3,788 2.91% 0.71%
Brokered certificates of deposit ("CDs") 318,831 63,524 3,830 333 4.77% 2.08%
Other interest-bearing deposits 7,956,856 8,372,342 30,616 5,857 1.53% 0.28%
Securities sold under agreements to repurchase 26,254 200,000 359 1,993 5.43% 3.95%
Advances from the FHLB 500,000 97,826 5,675 529 4.50% 2.15%
Other long-term borrowings 161,700 183,762 3,345 2,273 8.21% 4.91%
Total interest-bearing liabilities $ 11,671,938 $ 11,026,975 $ 63,677 $ 14,773 2.16% 0.53%
Net interest income on a tax-equivalent basis and excluding
valuations - non-GAAP $ 204,415 $ 217,049
Interest rate spread 3.41% 4.27%
Net interest margin 4.24% 4.49%

Part I
Average volume Interest income
(1)

/ expense
Average rate
(1)
Nine-Month Period Ended September 30, 2023 2022 2023 2022 2023 2022
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 611,308 $ 1,412,802 $ 23,486 $ 8,347 5.14% 0.79%
Government obligations
(2)
2,878,603 2,857,462 31,153 28,647 1.45% 1.34%
MBS 3,756,654 4,079,403 52,160 64,252 1.86% 2.11%
FHLB stock 37,234 19,788 1,969 830 7.07% 5.61%
Other investments 13,729 12,496 258 78 2.51% 0.83%
Total investments
(3)
7,297,528 8,381,951 109,026 102,154 2.00% 1.63%
Residential mortgage loans 2,814,667 2,902,542 119,298 121,134 5.67% 5.58%
Construction loans 159,914 119,214 10,516 5,123 8.79% 5.75%
C&I and commercial mortgage loans 5,207,216 5,081,049 268,886 200,022 6.90% 5.26%
Finance leases 771,366 617,946 44,325 34,073 7.68% 7.37%
Consumer loans 2,679,261 2,422,337 222,531 192,379 11.10% 10.62%
Total loans
(4)(5)
11,632,424 11,143,088 665,556 552,731 7.65% 6.63%

Total interest-earning assets
$ 18,929,952 $ 19,525,039 $ 774,582 $ 654,885 5.47% 4.48%
Interest-bearing liabilities:
Time deposits $ 2,522,061 $ 2,224,002 $ 46,301 $ 12,047 2.45% 0.72%
Brokered CDs 273,586 77,239 9,178 1,214 4.49% 2.10%
Other interest-bearing deposits 7,674,759 8,403,860 70,308 12,063 1.22% 0.19%
Securities sold under agreements to repurchase 72,648 213,553 2,756 6,147 5.07% 3.85%
Advances from the FHLB 553,993 165,568 18,899 2,667 4.56% 2.15%
Other long-term borrowings 174,307 183,762 10,135 5,304 7.77% 3.86%
Total interest-bearing liabilities $ 11,271,354 $ 11,267,984 $ 157,577 $ 39,442 1.87% 0.47%
Net interest income on a tax-equivalent basis and excluding
valuations - non-GAAP $ 617,005 $ 615,443
Interest rate spread 3.60% 4.01%
Net interest margin 4.36% 4.21%
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
(4)
Average loan balances include

the average of nonaccrual loans.
(5)
Interest income on loans includes $2.9 million for each of the quarters ended September 30, 2023 and 2022, and $8.9 million and $8.5 million for the nine-month periods ended September
30, 2023 and 2022, respectively,

of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II Quarter Ended September 30, Nine-Month Period Ended September 30,
2023 Compared to 2022 2023 Compared to 2022
Variance due to: Variance due to:
Volume Rate Total Volume Rate Total
(In thousands)
Interest income on interest-earning assets:
Money market and other short-term investments $ (674) $ 6,976 $ 6,302 $ (17,834) $ 32,973 $ 15,139
Government obligations (328) (582) (910) 213 2,293 2,506
MBS (2,302) (4,049) (6,351) (4,842) (7,250) (12,092)
FHLB stock 382 94 476 878 261 1,139
Other investments 4 12 16 8 172 180
Total investments (2,918) 2,451 (467) (21,577) 28,449 6,872
Residential mortgage loans (771) 537 (234) (3,705) 1,869 (1,836)
Construction loans 1,311 1,795 3,106 2,112 3,281 5,393
C&I and commercial mortgage loans 2,630 17,563 20,193 5,081 63,783 68,864
Finance leases 3,091 960 4,051 8,764 1,488 10,252
Consumer loans 6,039 3,582 9,621 21,058 9,094 30,152
Total loans 12,300 24,437 36,737 33,310 79,515 112,825
Total interest income $ 9,382 $ 26,888 $ 36,270 $ 11,733 $ 107,964 $ 119,697
Interest expense on interest-bearing liabilities:
Time deposits $ 1,355 $ 14,709 $ 16,064 $ 1,819 $ 32,435 $ 34,254
Brokered CDs 2,647 850 3,497 5,506 2,458 7,964
Other interest-bearing deposits (658) 25,417 24,759 (2,527) 60,772 58,245
Securities sold under agreements to repurchase (2,037) 403 (1,634) (4,668) 1,277 (3,391)
Advances from the FHLB 4,061 1,085 5,146 10,991 5,241 16,232
Other borrowings (352) 1,424 1,072 (380) 5,211 4,831
Total interest expense 5,016 43,888 48,904 10,741 107,394 118,135
Change in net interest income $ 4,366 $ (17,000) $ (12,634) $ 992 $ 570 $ 1,562
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
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2023 2022 2023 2022
(Dollars in thousands)
Interest income - GAAP $ 263,405 $ 222,683 $ 758,005 $ 629,162
Unrealized gain on derivative instruments (3) (11) - (35)
Interest income excluding valuations - non-GAAP 263,402 222,672 758,005 629,127
Tax-equivalent adjustment 4,690 9,150 16,577 25,758
Interest income on a tax-equivalent basis

and excluding valuations - non-GAAP
$ 268,092 $ 231,822 $ 774,582 $ 654,885
Interest expense - GAAP $ 63,677 $ 14,773 $ 157,577 $ 39,442
Net interest income - GAAP $ 199,728 $ 207,910 $ 600,428 $ 589,720
Net interest income excluding valuations - non-GAAP $ 199,725 $ 207,899 $ 600,428 $ 589,685
Net interest income on a tax-equivalent basis

and excluding valuations - non-GAAP
$ 204,415 $ 217,049 $ 617,005 $ 615,443
Average Balances

Loans and leases $ 11,783,456 $ 11,218,864 $ 11,632,424 $ 11,143,088
Total securities, other short-term investments and interest-bearing cash balances
7,325,226 7,938,530 7,297,528 8,381,951
Average Interest-Earning Assets $ 19,108,682 $ 19,157,394 $ 18,929,952 $ 19,525,039
Average Interest-Bearing Liabilities $ 11,671,938 $ 11,026,975 $ 11,271,354 $ 11,267,984
Average Yield/Rate
Average yield on interest-earning assets - GAAP 5.47% 4.61% 5.35% 4.31%
Average rate on interest-bearing liabilities - GAAP 2.16% 0.53% 1.87% 0.47%
Net interest spread - GAAP 3.31% 4.08% 3.48% 3.84%
Net interest margin - GAAP 4.15% 4.31% 4.24% 4.04%
Average yield on interest-earning assets excluding valuations

- non-GAAP
5.47% 4.61% 5.35% 4.31%
Average rate on interest-bearing liabilities 2.16% 0.53% 1.87% 0.47%
Net interest spread excluding valuations

- non-GAAP
3.31% 4.08% 3.48% 3.84%
Net interest margin excluding valuations - non-GAAP 4.15% 4.31% 4.24% 4.04%
Average yield on interest-earning assets on a tax-equivalent basis and excluding
valuations - non-GAAP 5.57% 4.80% 5.47% 4.48%
Average rate on interest-bearing liabilities 2.16% 0.53% 1.87% 0.47%
Net interest spread on a tax-equivalent basis

and excluding valuations - non-GAAP
3.41% 4.27% 3.60% 4.01%
Net interest margin on a tax-equivalent basis and excluding

valuations - non-GAAP
4.24% 4.49% 4.36% 4.21%

Net

interest

income

amounted

to

$199.7

million

for

the

quarter

ended

September

30,

2023,

a

decrease

of

$8.2

million,

when
compared to $207.9 million for same period in 2022. The $8.2 million decrease in net interest income was primarily due to:
●
A $44.3 million increase in interest expense on interest-bearing deposits, consisting of:
-
A $24.8

million increase

in interest

expense on

interest-bearing checking

and saving

accounts, driven

by an

increase of
$25.4

million

associated

with

higher

interest

rates

paid

in

the

third

quarter

of

2023

as

a

result

of

the

overall

higher
interest

rate

environment,

partially

offset

by

a

decrease

of $0.7

million

resulting

from

a

$415.5

million

decline

in

the
average balance

of these

deposits. The

average cost

of interest-bearing

checking and

saving accounts

increased by

125
basis points

to 1.53%

in the

third

quarter of

2023 as

compared to

0.28%

in the

same period

in 2022,

mostly driven

by
public

sector

deposits in

the

Puerto

Rico

region.

Excluding

public

sector deposits,

the

average

cost

of

interest-bearing
checking

and

saving accounts

for

the third

quarter of

2023 was

0.74%,

compared to

0.33%

for

the same

period a

year
ago.
-
A

$16.1

million

increase

in

interest

expense

on

time

deposits,

excluding

brokered

CDs,

of

which

$14.7

million

was
related to

higher rates

paid on

new issuances

and renewals also

associated with

the higher

interest rate

environment and
$1.4 million was due

to the $598.9 million

increase in the average balance

.

The average cost of time

deposits in the third
quarter

of

2023,

excluding

brokered

CDs,

increased

220

basis

points

to

2.91%

when

compared

to

the

same

period

in
2022.
-
A

$3.4

million

increase

in

interest

expense

on

brokered

CDs,

mainly

driven

by

the

increase

of

$255.3

million

in

the
average balance.
● A $4.6 million net increase in interest expense on borrowings, consisting of:
-
A $5.2

million increase

in interest

expense on

advances from

the FHLB,

of which

$4.1 million

was associated

with an
increase of

$402.2 million

in the

average balance,

and $1.1

million was

associated with

new FHLB

advances at

higher
interest rates.

- A
$1.1

million

increase

in

interest

expense

on

other

long-term

borrowings,

driven

by

the

upward

repricing

of

junior
subordinated debentures,

partially offset by a

$0.4 million decrease in interest

expense associated with a

decline of $22.1
million in the average balance.
Partially offset by:
-
A $1.7

million decrease

in interest

expense on

repurchase agreements,

mainly driven

by the

$173.7 million

decrease in
the average balance.

Partially offset by:
● A $36.2 million increase in interest income on loans including:
-
A $22.5 million increase

in interest income on

commercial and construction loans,

of which $19.4

million was related to
the

effect

of

higher

market

interest

rates

on

the

upward

repricing

of

variable-rate

loans and

on

new

loan

originations,
$3.9

million

was

related

to

the

increase

of

$271.9

million

in

the

average

balance

(excluding

Small

Business
Administration Paycheck

Protection Program (“SBA

PPP”) loans), and

interest income of $1.2

million recognized in the
third quarter of 2023

due to the collection

of a previously

charged-off construction

loan in the Puerto

Rico region. These
variances were partially offset by a $2.0 million reduction

in interest income from SBA PPP loans.
As

of

September

30,

2023,

the

interest

rate

on

approximately

54%

of

the

Corporation’s

commercial

and

construction
loans was tied

to variable

rates, with 30%

based upon

SOFR of 3

months or

less, 13% based

upon the

Prime rate index,
and 11%

based on other indexes.

For the third quarter

of 2023, the average

one-month SOFR increased

287 basis points,
the

average

three-month

SOFR

increased

255

basis

points,

and

the

average

Prime

rate

increased

308

basis

points,
compared to the average rates for such indexes during the third quarter of 2022.
-
A

$13.7

million

increase

in

interest

income

on

consumer

loans

and

finance

leases,

driven

by

an

increase

of

$378.5
million in the average balance of this portfolio,

and, to a lesser extent, the upward repricing of the credit cards portfolio.
●
A $4.5 million increase in interest income from interest-bearing cash balances and investment securities, consisting of:
-
A

$6.3

million

increase

in

interest

income

from

interest-bearing

cash

balances,

which

consisted

primarily

of

cash
balances

deposited

at

the

FED,

due

to

an

increase

of

$7.0

million

associated

with

the

effect

of

higher

market

interest
rates, partially offset by a $0.7 million decrease due to a decline of $74.9 million in the average balance.
-
A $0.5 million increase in

dividends received from the

FHLB during the third quarter of

2023, mainly driven by a

higher
volume of FHLB stock due to the aforementioned increase in advances for the third quarter of 2023.
Partially offset by:
-
A $2.3

million

decrease

in interest

income

on debt

securities, mainly

driven

by a

decrease of

$3.1

million

related

to a
decline

of

$557.6

million

in

the

average

balance,

and

a

higher

level

of

U.S.

agencies’

MBS

premium

amortization
expense associated

with changes in

anticipated prepayments,

partially offset

by higher yields

mainly associated

with the
upward repricing of variable-rate municipal bonds.
Net

interest

margin

for

the

third

quarter

of

2023

decreased

to

4.15%,

compared

to

4.31%

for

the

same

period

in

2022.

The

net
interest margin

decrease primarily reflects

an increase in

the average cost

of interest-bearing

liabilities, mainly reflecting

the effect

of
higher rates

paid on

deposits, primarily

in public

sector deposits

and a

continued migration

from non-interest-bearing

and other

low-
cost deposits to

higher-cost deposits.

These variances

were partially offset

by the upward

repricing of variable-rate

commercial loans,
the growth

in higher

yielding loans,

primarily consumer

loans, and

the change

in asset

mix, reflecting

a higher

proportion of

higher-
yielding assets in the third quarter of 2023.

Net interest income amounted

to $600.4 million for

the nine-month period

ended September 30, 2023,

an increase of $10.7 million,
when compared to $589.7 million for same period in 2022. The $10.7 million increase in net interest income was primarily due to:
●
A $111.9 million

increase in interest income on loans consisting of:
-
A $72.7

million increase in interest

income on commercial and

construction loans, of

which $69.1 million was

related to
the effect

of higher

market interest

rates in

the upward

repricing of

variable-rate loans

and in

new loan

originations and
$9.2

million

was

related

to

the

increase

of

$236.8

million

in

the

average

balance

(excluding

SBA

PPP

loans).

These
variances were partially offset by a $6.8 million

reduction in interest income from SBA PPP loans.
For

the

nine-month

period

ended

September

30,

2023,

the

average

one-month

SOFR

increased

381

basis

points,

the
average three-month

SOFR increased 360

basis points, and

the average Prime

rate increased 389

basis points, compared
to the average rates for such indexes during the same period of the prior year.
-
A

$40.4

million

increase

in

interest

income

on

consumer

loans

and

finance

leases,

driven

by

the

increase

of

$410.3
million in the average balance of this portfolio, and, to a lesser extent, the upward repricing of the credit cards portfolio.
Partially offset by:
- A
$1.2 million decrease in

interest income on residential

mortgage loans, driven by

a $3.4 million decrease related

to the
$87.9 million

decline in

the average

balance of

this portfolio,

partially offset

by a

$2.2 million

increase associated

with
the positive effect of new loan originations at higher current market interest rates.

● A
$17.0 million increase in interest income from interest-bearing cash balances and investment securities, consisting of:
-
A $15.1

million

increase

in

interest income

from

interest-bearing

cash balances,

driven by

the

effect

of higher

market
interest rates, partially offset by the impact of a $801.5 million decrease in the average balance of interest-bearing cash.
-
A $1.3 million

increase in dividend

income,

mainly driven by

the aforementioned

higher volume

of FHLB stock

for the
first nine months of 2023.
-
A

$0.5

million

net

increase

in

interest

income

on

debt

securities,

which

includes

a

$2.7

million

increase

in

interest
income on

Puerto Rico

municipal bonds,

mainly due

to the

upward repricing

of variable-rate

bonds, partially

offset

by
the

impact

of

a

$26.0

million

decline

in

the

average

balance.

This

favorable

variance

was

partially

offset

by

a

$2.2
million decrease

in interest income

on U.S. agencies

debentures and

MBS mainly driven

by the $275.6

million decrease
in the

average balance

of this

portfolio,

partially offset

by the

positive effects

from higher-yielding

U.S. agencies

MBS
purchased during 2022.

Partially offset by:
●
A $100.5 million increase in interest expense on interest-bearing deposits, consisting of:
-
A

$58.2

million

increase

in

interest

expense

on

interest-bearing

checking

and

saving

accounts,

mainly

driven

by

an
increase

of

$60.7

million

associated

with

higher

interest

rates

paid

in

the

first

nine

months

of

2023

as

a

result

of

the
overall

higher

interest

rate

environment,

partially

offset

by

a

$2.5

million

decrease

resulting

from

a

decline

of

$729.1
million

in

the

average

balance

of

these

deposits.

The

average

cost

of

interest-bearing

checking

and

saving

accounts
increased

by

103

basis

points

to

1.22%

in

the

first

nine

months

of

2023

as

compared

to

0.19%

in

the

same

period

in
2022,

mostly driven

by public

sector deposits

in the

Puerto

Rico region.

Excluding

public sector

deposits,

the average
cost of interest-bearing

checking and savings

accounts for the

first nine months

of 2023 was

0.66%, compared

to 0.20%
for the same period a year ago.
-
A $34.3

million

increase

in

interest expense

on time

deposits, excluding

brokered

CDs, mainly

associated

with

higher
rates paid

in the

first nine

months of

2023 on

new issuances

and

renewals also

associated

with the

higher

interest rate
environment. The average

cost of time deposits

in the first

nine months of

2023, excluding brokered

CDs, increased 173
basis points to 2.45%

when compared to the same period in 2022.
-
An $8.0

million increase

in interest

expense

on brokered

CDs, driven

by the

increase of

$196.3 million

in the

average
balance.
● A $17.7 million net increase in interest expense on borrowings, including:
-
A $16.3 million increase

in interest expense on

advances from the FHLB, of

which $11.0 million

was associated with an
increase of

$388.4 million

in the

average balance

,

and $5.2

million was

associated with

new FHLB

advances at

higher
interest rates.

-
A

$4.8

million

increase

in

interest

expense

on

other

long-term

borrowings,

mainly

driven

by

the

upward

repricing

of
junior subordinated debentures.
Partially offset by:
-
A $3.4

million decrease

in interest expense

on repurchase

agreements, driven

by a

$4.7 million

decrease associated

to a
decline

of $140.9

million

in the

average balance

,

partially offset

by a

$1.3 million

increase associated

with new

short-
term repurchase agreements entered into during 2023 at higher interest rates.
Net interest margin

increased by 20 basis

points to 4.24% for

the first nine months

of 2023, compared to

4.04% for the same

period
of 2022.

The net

interest margin

increase primarily

reflects the

upward repricing

of variable-rate

commercial loans

and the

growth in
higher yielding

loans, primarily

in commercial

and consumer

loans. These

factors were

partially offset

by an

increase in

the average
cost of interest-bearing

liabilities, mainly reflecting

the effect of

higher rates paid

on deposits, primarily

in public sector

deposits, and
a continued migration from non-interest-bearing and other low-cost deposits to higher

-cost deposits.

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

$10.6

million

for

the

third

quarter

of

2023,

compared

to

$14.4
million for the third quarter of 2022.

The variances by major portfolio category were as follows:
●
Provision for credit

losses for the residential

mortgage loan portfolio

was a net benefit

of $3.3 million for

the third quarter of
2023, compared

to an

expense of

$0.8 million

for the

third quarter

of 2022.

The net

benefit recorded

for the

third quarter

of
2023

was

primarily

related

to

the

aforementioned

updated

macroeconomic

variables

and,

to

a

lesser

extent,

a

reduction

in
qualitative reserves driven by the sustained levels of collateral values.
●
Provision for

credit losses

for the

consumer loans

and finance

leases portfolio

was an

expense of

$14.0 million

for the

third
quarter of

2023, compared

to an

expense of

$17.4 million

for the

third quarter

of 2022.

The decrease

in the

provision in

the
third

quarter

of

2023

was

primarily

related

to

updated

macroeconomic

variables,

mainly

in

the

projection

of

the
unemployment rate and retail sales growth in the case of credit cards.
●
Provision for

credit losses

for the

commercial and

construction loan

portfolio was

a net

benefit of

$0.1 million

for the

third
quarter of

2023, compared

to a

net benefit

of $3.8

million for

the third

quarter of

2022. The

net benefit

for the

commercial
and

construction

loan

portfolio

for

the

third

quarter

of

2023

included

various

offsetting

factors

including

a

recovery
associated to the collection

of a fully charged-off

construction loan in the Puerto

Rico region, partially offset

by an additional
provision

recorded

on

the

aforementioned

$9.5

million

commercial

and

industrial

loan

in

the

Puerto

Rico

region

which
migrated to non-accrual.

The net benefit

for the commercial

and construction loan

portfolio for the

third quarter of

2022 was
related mostly to a reduction in reserves due to updated financial information received during the third quarter of 2022.
The provision

for credit losses

for loans

and finance leases

was $47.7

million for the

first nine months

of 2023, compared

to $10.0
million for the same period in 2022. The variances by major portfolio category were as follows:
●
Provision

for credit

losses for

the commercial

and

construction loan

portfolio

was an

expense of

$10.6

million for

the first
nine months of 2023,

compared to a net

benefit of $26.6 million

for the same period

of 2022. The expense

recognized during
the first nine months

of 2023 was mainly

due to a deterioration

in the forecasted commercial

real estate (“CRE”) price

index,
a $6.2

million

charge

associated with

a nonaccrual

commercial

and

industrial

participated

loan

in the

Florida

region

in the
power generation

industry,

the aforementioned

$1.7 million reserve

associated with the

inflow to

nonaccrual status

of a

$9.5
million commercial and

industrial loan in the

Puerto Rico region and,

to a lesser extent,

portfolio growth. Meanwhile,

the net
benefit

recorded

during

the

first

nine

months

of

2022

mainly

reflects

reductions

in

qualitative

reserves

associated

with
reduced COVID-19 uncertainties and updated borrowers’ financial information.
●
Provision for

credit losses

for the

consumer loans

and finance

leases portfolio

was an

expense of

$43.9 million

for the

first
nine months

of 2023,

compared to

an expense

of $43.5

million for

the same

period of

2022. The

increase primarily

reflects
the increase in

the size of the consumer

loan portfolios and historical

charge-off levels

in all major portfolio

classes, partially
offset by the aforementioned updates in macroeconomic variables.
●
Provision

for

credit

losses

for

the

residential

mortgage

loan

portfolio

was

a

net

benefit

of

$6.8

million

for

the

first

nine
months

of

2023,

compared

to a

net

benefit

of

$6.9

million

for

the

same

period

of 2022.

The

net

benefit

recorded

for

both
periods was primarily related to updated macroeconomic variables.

Provision for credit losses for

unfunded loan commitments
The provision for

credit losses for

unfunded commercial and

construction loan commitments

and standby letters

of credit was a

net
benefit of $0.1 million

and an expense of $0.5 million

for the third quarter and

first nine months of 2023, respectively,

compared to an
expense

of

$2.0

million

and

$2.7

million,

respectively,

for

the

same

periods

in

2022.

The

expense

recorded

during

the

first

nine
months of

2022 was

mainly driven

by an

increase in

unfunded loan

commitments principally

due to

then newly

originated facilities
which remained undrawn as of September 30, 2022.
Provision for credit losses for

held-to-maturity and available-for-sale debt

securities
The provision

for credit

losses for

held-to-maturity debt

securities was

a net

benefit of

$6.2 million

and $6.0

million for

the third
quarter

and first

nine months

of 2023,

respectively,

compared to

a net

benefit of

$0.6 million

and $0.3

million, respectively,

for the
same

periods

of

2022.

The

net

benefit

recorded

during

the

third

quarter

and

first

nine

months

of

2023

was

mostly

driven

by

the
aforementioned refinancing

of a $46.5

million municipal

bond into

a shorter-term

commercial loan structure

and, to

a lesser extent,

a
reduction

in qualitative

reserves driven

by updated

financial information

of certain

bond issuers

received

during the

third quarter

of
2023.
The provision

for credit

losses for

available-for-sale

debt securities

was an

expense of

$32 thousand

and $7

thousand for

the third
quarter and

first nine

months of

2023, respectively,

compared to

a net

benefit of

$12 thousand

and $0.4

million, respectively,

for the
same periods in 2022.

Non-Interest Income
Non-interest

income

amounted

to

$30.3

million

for

the

third

quarter

of

2023,

compared

to

$29.7

million

for

the

same

period

in
2022.

The $0.6 million increase in non-interest income was primarily due to:
●
A

$1.0

million

increase

in

card

and

processing

income

mainly

in

interchange

income

related

to

higher

transactional
volumes.
●
A $0.3 million

increase in other

non-interest income,

mainly driven

by a $0.2

million increase related

to higher

benefit of
purchased income tax credits realized.
● A $0.2 million increase in insurance commission income.
Partially offset by:
●
A $0.6 million decrease

in revenues from mortgage

banking activities, mainly driven

by a decrease in the

net realized gain
on sales

of residential

mortgage loans

in the

secondary market

due to

a lower

volume of

sales and

lower margins.

During
the third quarters

of 2023 and 2022,

net realized gains

of $0.9 million

and $1.5 million, respectively,

were recognized as a
result

of

GNMA

securitization

transactions

and

whole

loan

sales

to

U.S.

GSEs

amounting

to

$42.3

million

and

$48.4
million, respectively.
●
A $0.3 million decrease in service in charges and fees on deposit accounts

.
Non-interest

income for

the nine-month

period ended

September 30,

2023 amounted

to $99.1

million, compared

to $93.5

million
for the same

period in 2022.

Non-interest income

for the nine-month

period ended September

30, 2023 includes

the $3.6 million

gain
recognized from a legal

settlement, included as part

of other non-interest income, and

the $1.6 million gain on

the repurchase of $21.4
million

in

junior

subordinated

debentures,

included

as

part

of

gain

on

early

extinguishment

of

debt.

See

“Non-GAAP

Financial
Measures

and

Reconciliations”

in

this MD&A

for further

information.

On a

non-GAAP basis,

excluding

the effect

of these

Special
Items, adjusted non-interest income increased by $0.4 million primarily due to:
●
A

$3.1

million

increase

in

card

and

processing

income

mainly

in

interchange

income

related

to

higher

transactional
volumes.
●
A $2.2

million

net

increase

in

adjusted

other

non-interest

income

including:

(i)

a $1.2

million

increase

related

to higher
benefit recognized in relation to

purchased income tax credits realized;

(ii) a $0.6 million

increase related to higher unused
loan

commitment

fees;

(iii)

a

$0.4

million

decrease

in

unrealized

losses

on

marketable

equity

securities;

and

(iv)

$0.3
million

in

debit

card

incentives

collected

during

2023;

partially

offset

by

a

$0.7

million

decrease

in

net

gains

on

fixed
assets.
Partially offset by:
●
A $4.2 million decrease

in revenues from mortgage

banking activities, mainly driven

by a decrease in the

net realized gain
on sales

of residential

mortgage loans

in the

secondary market

due to

a lower

volume of

sales and

lower margins.

During
the

first

nine

months

of

2023

and

2022,

net

gains

of

$2.9

million

and

$7.2

million,

respectively,

were

recognized

as

a
result of

GNMA

securitization

transactions

and

whole

loan sales

to U.S.

GSEs amounting

to $131.5

million

and

$206.5
million, respectively.
● A $0.5 million decrease in insurance commission income.
● A $0.2 million decrease in service in charges and fees on deposit accounts.

Non-Interest Expenses
Non-interest

expenses for

the quarter

ended September

30, 2023

amounted to

$116.6

million, compared

to $115.2

million for

the
same period in 2022.

The efficiency ratio

for the third quarter of

2023 was 50.71%, compared

to 48.48% for the

third quarter of 2022.
The $1.4 million increase in non-interest expenses was primarily due to:
● A
$3.6 million

increase in

employees’ compensation

and benefits

expenses, driven

by increases

of $2.5

million in

salary
compensation

mainly

due

to annual

salary

merit

increases

and

minimum

wage

adjustments,

$0.5

million

in

stock-based
compensation expense, and $0.4 million in medical insurance premium costs.
● A
$0.7 million

increase in

the FDIC deposit

insurance expense,

driven by

the two basis

points increase

on the initial

base
deposit insurance assessment rate that came into effect during the first quarter of 2023.
●
A $0.5

million

increase

in other

non-interest

expenses,

mainly

due

to an

increase

of $0.5

million

in net

periodic

cost of
pension plans

and a

$0.3 million

increase in

charges

for legal

and operational

reserves, partially

offset

by a

$0.3 million
decrease in amortization

of intangible

assets, mainly in

the purchased

credit card relationship

intangible assets

recognized
in connection with the Banco Santander Puerto Rico acquisition becoming fully amortized in 2023.

● A
$0.4 million

increase in

credit and

debit card

processing fees,

mainly driven

by higher

transactional volumes,

partially
offset by higher incentives collected.
Partially offset by:
●
A

$1.5

million

decrease

in

professional

service

fees,

mainly

due

to

reductions

of

$0.6

million

in

consulting

fees;

$0.3
million in outsourced technology service fees; and $0.3 million in collections,

appraisals, and other credit-related fees.
● A
$1.1 million

increase in

net gains

on OREO

operations,

mainly driven

by an

increase in

net realized

gains on

sales of
OREO properties, primarily residential properties in the Puerto Rico region.
● A
$0.8

million

decrease

in

occupancy

and

equipment

expenses,

primarily

reflecting

reductions

in

rental

expenses

and
energy costs.
●
A $0.4

million decrease

in business promotion

expenses, mainly

due to

a decrease

in donations

and advertising

expenses,
and adjustments

recorded to

reduce the credit

card loyalty

reward program

liability consistent

with lower historical

trends
of

customer

redemptions,

partially

offset

by expenses

associated with

the commemoration

of the

75
th

anniversary

of the
Bank.

Non-interest

expenses

for

the

first

nine

months

of

2023

amounted

to

$344.8

million,

compared

to

$330.2

million

for

the

same
period in

2022. The

efficiency

ratio for

the first

nine months

of 2023

was 49.29%,

compared to

48.33% for

the first

nine months

of
2022.

On

a non-GAAP

basis,

excluding

the

aforementioned

Special

Items,

the

adjusted efficiency

ratio

for

the first

nine

months

of
2023 was 49.66%. The $14.6 million increase in non-interest expenses was primarily due to:
● A
$13.5

million

increase

in

employees’

compensation

and

benefits

expenses,

mainly

driven

by

annual

salary

merit
increases and minimum

wage adjustments and

increases in bonuses accruals

,

medical insurance premium

costs, and stock-
based compensation expense; partially offset by higher

deferral of loan origination costs.
● A
$2.3

million

increase

in

credit

and

debit

card

processing

expenses,

mainly

driven

by

higher

transactional

volumes,
partially offset by higher incentives collected.
●
A $2.0

million

increase

in other

non-interest

expenses,

mainly

due

to an

increase

of $1.4

million

in net

periodic

cost of
pension plans

and a

$1.0 million

increase in

charges

for legal

and operational

reserves, partially

offset

by a

$0.8 million
decrease in amortization

of intangible

assets, mainly in

the purchased

credit card relationship

intangible assets recognized
in connection with the Banco Santander Puerto Rico acquisition becoming fully amortized in 2023.
● A
$1.8 million

increase in

the FDIC deposit

insurance expense,

driven by

the two basis

points increase

on the initial

base
deposit insurance assessment rate that came into effect during the first quarter of 2023.

Partially offset by:
● A
$2.9 million

increase in

net gains

on OREO

operations,

mainly driven

by an

increase in

net realized

gains on

sales of
OREO properties,

primarily residential properties in the Puerto Rico region.
● A
$2.4

million

decrease

in

occupancy

and

equipment

expenses,

primarily

reflecting

reductions

in

rental

expenses,
depreciation charges, and energy costs; partially

offset by an increase in maintenance charges and

property taxes.
Income Taxes
For the

third quarter

of 2023, the

Corporation recorded

an income

tax expense of

$27.0 million,

compared to

$32.0 million

for the
same period in 2022. For the first nine months of

2023, the Corporation recorded an income tax expense

of $89.2 million, compared to
$109.2 million for the same period

in 2022. The decrease in income tax expense

for the third quarter of 2023, as

compared to the same
quarter of the

previous year,

was the result

of a lower

effective tax

rate due to

increased business activities

with tax advantages

under
the Puerto

Rico tax

code, which

resulted in

additional deductions

in the

banking subsidiary,

as well

as a

higher proportion

of exempt
income to

taxable income,

partially offset

by higher

pre-tax income.

The decrease

in income

tax expense

for the

first nine

months of
2023, as compared to the same period in 2022,

was mainly related to lower pre-tax income; and the aforementioned increased business
activities during the

third quarter of

2023 and a

higher proportion of

exempt to taxable

income which resulted

in a lower

effective tax
rate.
The Corporation’s

estimated annual

effective tax

rate in

the first

nine months

of 2023,

excluding entities

from which

a tax

benefit
cannot

be

recognized

and

discrete

items,

was

28.2%,

compared

to

31.8%

for

the

first

nine

months

of

2022.

See

Note

17

-

Income
Taxes, to the

unaudited consolidated financial statements herein for additional informatio

n.
As

of

September

30,

2023,

the

Corporation

had

a

deferred

tax

asset

of

$150.8

million,

net

of

a

valuation

allowance

of

$195.1
million

against

the

deferred

tax

asset,

compared

to

a

deferred

tax

asset

of

$155.6

million,

net

of

a

valuation

allowance

of

$185.5
million, as of

December 31,

2022. Income

tax paid for

the nine-month

period ended September

30, 2023 amounted

to $ 88.3

million,
compared to

$22.9 million

for the

same period

in 2022.

The increase

is related

to the

full utilization

during 2022

of certain

deferred
tax assets related to NOLs that were available for regular income tax which decreased the amount due for income taxes.

FINANCIAL CONDITION AND OPERATING

ANALYSIS
Assets

The Corporation’s

total assets

were $18.6

billion as

of September

30, 2023,

a decrease

of $39.9

million from

December 31,

2022,
primarily related to a $46.6 million decrease in the fair value of available-for-sale debt securities recorded as part

of accumulated other
comprehensive loss in the consolidated statements of financial condition

.

Total assets were also impacted

by repayments of investment
securities, partially offset by increases in total loans and cash and cash equivalents.
Loans Receivable, including Loans Held for Sale
As of

September 30,

2023, the

Corporation’s

total loan

portfolio before

the ACL

amounted to

$12.0 billion,

an increase

of $394.8
million compared to December 31, 2022. In

terms of geography,

the growth consisted of increases of $394.9 million

and $43.6 million
in

the

Puerto

Rico

and

Virgin

Islands

regions,

respectively,

partially

offset

by

a

$43.7

million

decrease

in

the

Florida

region.

On a
portfolio

basis,

the

growth

consisted

of

increases

of

$261.0

million

in

consumer

loans,

including

a

$218.4

million

increase

in

auto
loans and

leases, and

$171.8 million

in commercial

and construction

loans, partially

offset by

a $38.0

million decrease

in residential
mortgage loans.
As of

September

30,

2023,

the Corporation’s

loans

held-for-investment

portfolio

was comprised

of

commercial

and

construction
loans

(46%),

residential

real

estate

loans

(24%),

and

consumer

and

finance

leases

(30%).

Of

the

total

gross

loan

portfolio

held

for
investment

of

$12.0

billion

as

of

September

30,

2023,

the

Corporation

had

credit

risk

concentration

of

approximately

79%

in

the
Puerto Rico region,

17% in the

United States region

(mainly in the

state of Florida),

and 4% in

the Virgin

Islands region, as

shown in
the following table:

As of September 30, 2023 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,182,882 $ 170,797 $ 458,952 $ 2,812,631
Construction loans 98,565 3,762 100,447 202,774
Commercial mortgage loans 1,714,974 65,034 536,105 2,316,113
Commercial and Industrial loans 1,971,686 116,588 942,680 3,030,954

Total commercial loans
3,785,225 185,384 1,579,232 5,549,841
Consumer loans and finance leases 3,514,817 67,184 6,459 3,588,460

Total loans held for investment,

gross
$ 9,482,924 $ 423,365 $ 2,044,643 $ 11,950,932
Loans held for sale 8,961 - - 8,961

Total loans, gross
$ 9,491,885 $ 423,365 $ 2,044,643 $ 11,959,893
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

September 30,

2023, the

Corporation’s

total residential

mortgage loan

portfolio, including

loans held

for sale,

decreased by
$38.0

million,

as compared

to the

balance

as of

December 31,

2022.

The

decline

in

the residential

mortgage

loan

portfolio

reflects
decreases

of $58.4

million in

the Puerto

Rico region

and $9.2

million in

the Virgin

Islands region,

partially offset

by an

increase of
$29.6 million

in the

Florida region.

The decline

was driven

by repayments,

foreclosures, and

charge-offs,

which more

than offset

the
volume of new loan originations kept on the balance sheet.

The

majority

of

the

Corporation’s

outstanding

balance

of

residential

mortgage

loans

in

the

Puerto

Rico

and

the

Virgin

Islands
regions as of

September 30, 2023

consisted of fixed-rate

loans that traditionally

carry higher yields

than residential mortgage

loans in

the Florida region.

In the Florida region,

approximately 40% of

the residential mortgage

loan portfolio consisted

of hybrid adjustable-
rate

mortgages.

In

accordance

with

the

Corporation’s

underwriting

guidelines,

residential

mortgage

loans

are

primarily

fully
documented loans, and the Corporation does not originate negative amortization loans.
Commercial and Construction Loans
As of September 30, 2023,

the Corporation’s commercial

and construction loan portfolio increased

by $171.8 million, as compared
to the balance as of December 31, 2022.

In

the

Puerto

Rico

region,

commercial

and

construction

loans

increased

by

$194.6

million,

as

compared

to

the

balance

as

of
December 31, 2022. This

increase was driven by

the origination of several

term loans, including six

commercial relationships, each

in
excess

of

$10

million,

which

increased

the

portfolio

amount

by

$86.1

million,

increased

lines

of

credit utilizations

including

$72.7
million

associated

three

lines

of

credit,

and

a

$62.3

million

increase

in

the

outstanding

balance

of

floor

plan

lines

of

credit.

The
variance also reflects

the aforementioned refinancing

of a $46.5

million municipal loan

into a commercial

loan. These variances

were
partially

offset

by

multiple

payoffs

and

paydowns,

including

two

commercial

and

industrial

relationships,

each

in

excess

of

$10
million, totaling $50.2 million.
In

the

Virgin

Islands

region,

commercial

and

construction

loans

increased

by

$47.0

million,

as

compared

to

the

balance

as

of
December 31, 2022. The increase was driven by the

utilization of $55.8 million of a new $100.0 million line

of credit facility extended
to a government public corporation.
In the

Florida region,

commercial and

construction loans

decreased by

$69.8 million,

as compared

to the

balance as

of December
31, 2022. This decrease reflected

$106.4 million in payoffs and

paydowns of six commercial and industrial

relationships in the Florida
region,

each

in

excess

of

$10

million,

including

the

aforementioned

payoff

of

a

$24.3

million

adversely

classified

commercial

and
industrial

participated

loan, partially

offset

by the

originations

of three

commercial

and industrial

term loans,

each in

excess of

$10
million, which increased the portfolio amount by $54.1 million.
As of

September 30,

2023, the

Corporation had

$185.0 million

outstanding

in loans

extended to

the Puerto

Rico government,

its
municipalities,

and

public

corporations,

compared

to

$169.8

million

as

of

December

31,

2022.

See

“Exposure

to

Puerto

Rico
Government” below for additional information.

The

Corporation

also

has

credit

exposure

to

USVI

government

entities.

As

of

September

30,

2023,

the

Corporation

had

$87.5
million in loans

to USVI government

public corporations,

compared to $38.0

million as of

December 31,

2022. The increase

in loans
to USVI

government public

corporations was

driven by

the aforementioned

$55.8 million

line of

credit utilization.

See “Exposure

to
USVI Government” below for additional information.
As of

September

30, 2023,

the Corporation’s

total commercial

mortgage

loan

exposure amounted

to $2.3

billion,

or 42%

of the
total

commercial

loan

portfolio.

The

commercial

mortgage

loan

portfolio

includes

an

exposure

to

office

real

estate

amounting

to
$417.7 million

($374.0 million and

$43.7 million in

the Puerto Rico

and Florida regions,

respectively), of which

approximately $77.2
million matures during the remainder of 2023 and 2024.
As

of

September

30,

2023,

the

Corporation’s

total

exposure

to

shared

national

credit

(“SNC”)

loans

(including

unused
commitments)

amounted

to

$1.1

billion

as

of

each

of

September

30,

2023

and

December

31,

2022.

As

of

September

30,

2023,
approximately $234.7 million of

the SNC exposure is related

to the portfolio in the

Puerto Rico region and $847.0

million is related to
the portfolio in the Florida region.
Consumer Loans and Finance Leases
As of September

30, 2023, the Corporation’s

consumer loan and finance

lease portfolio increased by

$261.0 million to $3.6

billion,
as compared to

the portfolio balance

of $3.3 billion

as of December

31, 2022. This increase

was mainly related

to increases of $113.3
million

and

$105.1

million

in

the

finance

leases

and

auto

loans

portfolios,

respectively.

The

growth

in

consumer

loans

was

mainly
reflected in the Puerto Rico region across all portfolio classes.

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
Quarter Ended September 30, Nine-Month Period Ended September 30,
2023 2022 2023 2022
(In thousands)
Residential mortgage $ 129,852 $ 103,897 $ 322,405 $ 352,942
Construction 71,897 21,892 154,402 88,758
Commercial mortgage 65,171 96,894 196,247 430,599
Commercial and Industrial 640,848 562,828 1,747,304 1,675,838
Consumer 462,080 459,402 1,351,403 1,368,121

Total loan production
$ 1,369,848 $ 1,244,913 $ 3,771,761 $ 3,916,258
During the quarter and nine-month

period ended September 30, 2023,

total loan originations, including purchases, refinancings,

and
draws from existing revolving and

non-revolving commitments, amounted to

approximately $1.4 billion and $3.8

billion, respectively,
compared to $1.2 billion and $3.9 billion, respectively,

for the comparable periods in 2022.
Residential

mortgage

loan

originations

for

the

quarter

and

nine-month

period

ended

September

30,

2023

amounted

to

$129.9
million and

$322.4 million,

respectively,

compared to

$103.9 million

and $352.9

million, respectively,

for the

comparable periods

in
2022.

The

increase

of $26.0

million

in

the third

quarter of

2023,

as compared

to the

same

period

in 2022,

reflects

growth

of $13.4
million

in

the

Puerto

Rico

region,

$12.2

million

in

the

Florida

region,

and

$0.4

million

in

the

Virgin

Islands

region.

For

the

nine-
month

period

ended

September

30,

2023,

the

decrease

of

$30.5

million

consisted

of

declines

of

$38.0

million

in

the

Puerto

Rico
region and

$1.4 million

in the Virgin

Islands region,

partially offset

by an $8.9

million increase

in the

Florida region. Approximately
52%

of

the

$243.2

million

residential

mortgage

loan

originations

in

the

Puerto

Rico

region

during

the

first

nine

months

of

2023
consisted of

conforming loans,

compared to

58% of

$281.2 million

for the

first nine

months of

2022. During

2023, the

Corporation's
ratio

of

conforming

loan

originations

to

total

originations

has

been

decreasing

in

part

due

to

an

increase

in

non-conforming

loan
originations, particularly in the Florida region, and is expected to remain at current levels.
Commercial

and

construction

loan

originations

(excluding

government

loans)

for

the

quarter

and

nine-month

period

ended
September

30,

2023

amounted

to

$692.8

million

and

$1.9

billion,

respectively,

compared

to

$679.7

million

and

$2.2

billion,
respectively,

for the comparable

periods in

2022. The

increase of

$13.1

million in the

third quarter

of 2023,

as compared

to the

same
period

in

2022,

reflects

growth

of

$18.0

million

in

the

Puerto

Rico

region,

partially

offset

by

decreases

of

$3.0

million

and

$1.9
million

in

the

Florida

and

Virgin

Islands

regions,

respectively.

For

the

first

nine

months

of

2023,

the

decrease

of

$229.3

million
consisted of

decreases of

$216.4 million

in the

Florida region

and $13.0

million in

the Puerto

Rico region,

partially offset

by a

$0.1
million increase in the Virgin

Islands region.

Government

loan

originations

for

the

quarter

and

nine-month

period

ended

September

30,

2023

amounted

to

$85.1

million

and
$168.7

million,

respectively,

compared

to

$1.8

million

and

$36.6

million,

respectively,

for

the

comparable

periods

in

2022.
Government loan

originations during

the first

nine months

of 2023

were mainly

related to

the aforementioned

refinancing of

a $46.5
million municipal

loan into

a commercial

loan, the

aforementioned line

of credit

utilization in

the Virgin

Islands region,

a loan

to an
agency of the Puerto Rico government

for a low-income housing project

,

and the utilization of an arranged

overdraft line of credit of

a
government

entity

in

the

Virgin

Islands

region.

On

the

other

hand,

government

loan

originations

during

the

first

nine

months
of 2022 were

mainly

related

to

the

renewal

of

a

public

corporation

line

of

credit

in

the

Virgin

Islands

region,

the

renewal

of

a
municipal loan in the Puerto Rico region, and the utilization of an arranged overdraft line of credit of a government entity in the Virgin
Islands region.

Originations of auto

loans (including finance

leases) for the

quarter and nine-month

period ended September

30, 2023 amounted

to
$259.2

million

and

$754.6

million,

respectively,

compared

to

$244.9

million

and

$775.7

million,

respectively,

for

the

comparable
periods

in

2022.

The

increase

in

the

third

quarter

of

2023,

as

compared

to

the

same

quarter

of

2022,

consisted

of

a

$14.5

million
increase

in the

Puerto

Rico region,

partially

offset

by a

$0.2

million

decrease

in the

Virgin

Islands region

.

The decrease

in the

first
nine months

of 2023,

as compared

to the

same period

of the

previous year,

consisted of

a $24.3

million decrease

in the

Puerto Rico
region,

partially

offset

by

a

$3.2

million

increase

in

the

Virgin

Islands

region.

Other

consumer

loan

originations,

other

than

credit
cards, for

the quarter

and nine-month

period ended

September 30,

2023 amounted

to $79.5

million and

$229.0 million,

respectively,
compared

to

$90.2

million

and

$233.0

million,

respectively,

for

the

comparable

periods

in

2022.

The

utilization

activity

on

the
outstanding

credit card

portfolio

for

the

quarter

and

nine-month

period

ended

September

30,

2023

amounted

to $123.4

million

and
$367.8 million, respectively,

compared to $124.3 million and $359.3 million, respectively,

for the comparable periods in 2022.

Investment Activities
As

part

of

its

liquidity,

revenue

diversification,

and

interest

rate

risk

management

strategies,

First

BanCorp.

maintains

a

debt
securities portfolio classified as available for sale or held to maturity.

The

Corporation’s

total

available-for-sale

debt

securities

portfolio

as

of

September

30,

2023

amounted

to

$5.2

billion,

a

$423.7
million decrease

from December

31, 2022.

The decrease

was mainly

driven by

repayments of

approximately $302.

9

million of

U.S.
agencies

MBS

and

debentures;

repayments

of

$74.3

million

associated

to

matured

securities,

of

which

$73.8

million

were

FNMA
callable

debentures;

and

a $46.6

million

decrease

in fair

value

attributable

to changes

in market

interest rates.

As of

September

30,
2023,

the

Corporation

had

a

net

unrealized

loss

on

available-for-sale

debt

securities

of

$844.8

million.

This

net

unrealized

loss

is
attributable to

instruments on books

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

September

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

of $3.2
million

(fair

value

-

$1.4

million).

This

residential

pass-through

MBS

issued

by

the

PRHFA

is

collateralized

by

certain

second
mortgages originated

under a program

launched by the

Puerto Rico government

in 2010 and

had an unrealized

loss of $1.8

million as
of September

30, 2023,

of which

$0.4 million

is due

to credit

deterioration.

During 2021,

the Corporation

placed this

instrument

in
nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.
As

of

September

30,

2023,

the

Corporation’s

held-to-maturity

debt

securities

portfolio,

before

the

ACL,

decreased

to

$359.2
million, compared to

$437.5 million as

of December 31,

2022, mainly due

to the refinancing

of a $46.5 million

municipal bond into

a
shorter-term

commercial

loan

structure

and

$33.4

million

in

repayments.

Held-to-maturity

debt

securities

include

fixed-rate

GSEs’
MBS

with

a

carrying

value

of

$252.5

million

and

a

fair

value

of

$232.7

million

as

of September

30,

2023.

Held-to-maturity

debt
securities also

include financing

arrangements with

Puerto Rico

municipalities issued

in bond

form, which

the Corporation

accounts
for

as

securities,

but

which

were

underwritten

as

loans

with

features

that

are

typically

found

in

commercial

loans.

Puerto

Rico
municipal bonds typically

are not issued in

bearer form, are not

registered with the

SEC, and are not

rated by external

credit agencies.
These bonds

have seniority

to the

payment of

operating costs

and expenses

of the

municipality and,

in most

cases, are

supported

by
assigned

property

tax

revenues.

As

of

September

30,

2023,

approximately

54%

of

the

Corporation’s

municipal

bonds

consisted

of
obligations issued by three

of the largest municipalities

in Puerto Rico. The municipalities

are required by law to

levy special property
taxes

in

such

amounts

as

are

required

for

the

payment

of

all

of

their

respective

general

obligation

bonds

and

loans.

Given

the
uncertainties as to

the effects that the

fiscal position of

the Puerto Rico central

government, and the measures

taken, or to be

taken, by
other

government

entities

may

have

on

municipalities,

and

the

higher

interest

rate

environment,

the

Corporation

cannot

be

certain
whether future

charges to

the ACL on

these securities will

be required.

As of September

30, 2023,

the ACL for

held-to-maturity debt
securities

was

$2.3

million,

compared

to

$8.3

million

as

of

December

31,

2022.

The

decrease

in

the

ACL

of held-to-maturity

debt
securities was mostly driven by the aforementioned refinancing of a $46.5 million municipal bond into a shorter-term

commercial loan
structure

and,

to

a

lesser

extent,

a

reduction

in

qualitative

reserves

driven

by

updated

financial

information

of

certain

bond

issuers
received during the third quarter of 2023.

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
September 30, 2023 December 31, 2022
(In thousands)
Money market investments $ 1,000 $ 2,025
Available-for-sale

debt securities, at fair value:
U.S. government and agencies obligations 2,448,313 2,492,228
Puerto Rico government obligations 1,448 2,201
MBS:

Residential
2,580,395 2,941,458

Commercial
145,647 163,133
Other - 500

Total available-for-sale

debt securities, at fair value
5,175,803 5,599,520
Held-to-maturity debt securities, at amortized cost:
MBS:

Residential
150,650 166,739

Commercial
101,801 105,088
Puerto Rico municipal bonds 106,718 165,710

ACL for held-to-maturity Puerto Rico municipal bonds
(2,250) (8,286)

Total held-to-maturity

debt securities
356,919 429,251
Equity securities, including $34.6 million and $42.9 million of FHLB stock as of September 30,

2023 and December 31, 2022, respectively
48,683 55,289
Total money market

investments and investment securities
$ 5,582,405 $ 6,086,085

The carrying values of debt securities as of September 30, 2023 by contractual maturity

(excluding MBS), are shown below:
Carrying Amount
Weighted-Average

Yield %
(Dollars in thousands)
U.S. government and agencies obligations:
Due within one year $ 310,072 0.70
Due after one year through five years 2,118,664 0.83
Due after five years through ten years 8,939 2.95
Due after ten years 10,638 5.65
2,448,313 0.85
Puerto Rico government and municipalities obligations:
Due within one year 3,159 9.30
Due after one year through five years 51,133 7.71
Due after five years through ten years 35,831 7.05
Due after ten years 18,043 7.33
108,166 7.48
MBS 2,978,493 1.69
ACL on held-to-maturity debt securities (2,250) -
Total debt securities
$ 5,532,722 1.44

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
of 0.78% of which

approximately 61% were purchased

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
The

Corporation

manages

its

liquidity

in

a

proactive

manner

and

in

an

effort

to

maintain

a

sound

liquidity

position.

It

uses
multiple measures

to monitor

its liquidity

position, including

core liquidity,

basic liquidity,

and time-based

reserve measures.

Cash
and cash

equivalents amounted

to $584.9

million as

of September

30, 2023,

compared to

$480.5 million

as of

December 31,

2022.
Free high-quality

liquid securities

that could

be liquidated

or pledged

within one

day amounted

to $2.1

billion as

of September

30,
2023,

compared

to

$3.1

billion

as

of

December

31,

2022.

As

of

September

30,

2023,

the estimated

core

liquidity

reserve

(which
includes cash

and free

high quality

liquid assets such

as U.S.

government and

GSEs obligations

that could

be liquidated

or pledged
within one

day) was

$2.7 billion,

or 14.58%

of total

assets, compared

to $3.5

billion, or

19.02% of

total assets

as of

December 31,
2022.

The basic liquidity

ratio (which adds available

secured lines of

credit to the core

liquidity) was approximately

19.67% of total
assets as of September 30, 2023, compared to 22.48% of total assets as of December

31, 2022.

As

of

September

30,

2023,

in

addition

to

the

aforementioned

$2.7

billion

in

cash

and

free

high

quality

liquid

assets,

the
Corporation had $947.8 million available for credit with the FHLB based on the value of loan collateral pledged with the FHLB. The
Corporation

also

maintains

borrowing

capacity

at

the

FED

Discount

Window.

The

Corporation

does

not

consider

borrowing
capacity from

the FED

Discount Window

as a

primary source

of liquidity

but had

approximately $1.4

billion available

for funding
under the

FED’s

Borrower-in-Custody

(“BIC”) Program

as of

September 30,

2023 as

a contingent

source of

liquidity.

Total

loans
pledged

to the

FED Discount

Window

amounted

to $2.4

billion as

of September

30, 2023.

The Corporation

also does

not rely

on
uncommitted

inter-bank

lines of

credit (federal

funds lines)

to fund

its operations

and

does not

include

them in

the basic

liquidity
measure. On

a combined

basis, as

of September

30, 2023,

the Corporation

had $5.1

billion of

total available

liquidity,

or 107%

of
uninsured deposits excluding government deposits, to meet liquidity needs,

while maintaining a strong capital position.
Liquidity

at

the Bank

level

is highly

dependent

on

bank deposits,

which

fund

88.7%

of the

Bank’s

assets (or

87.0%

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
(In thousands)
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit:

Construction undisbursed funds
$ 245,641 $ 170,639

Unused credit card lines
961,118 936,231

Unused personal lines of credit

39,569 41,988

Commercial lines of credit
763,349 761,634

Letters of credit:

Commercial letters of credit
64,148 68,647

Standby letters of credit
7,911 9,160
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

$3.8

billion

as

of
September 30,

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
is enrolled in the FED’s BTFP.
While

liquidity

is

an

ongoing

challenge

for

all

financial

institutions,

management

believes

that

the

Corporation’s

available
borrowing capacity and

efforts to grow

core deposits will be

adequate to provide

the necessary funding

for the Corporation’s

business
plans in the foreseeable future.

The Corporation’s principal

sources of funding are discussed below:
Retail

and

commercial

core

deposits
–

The

Corporation’s

deposit

products

include

regular

savings

accounts,

demand

deposit
accounts,

money

market

accounts,

and

retail

CDs.

As

of

September

30,

2023,

the

Corporation’s

core

deposits,

which

exclude
government deposits

and brokered

CDs, decreased

by $406.0

million to

$12.9 billion

from $13.3

billion as

of December

31, 2022.
The

decrease

was

primarily

related

to

saving

and

checking

accounts

primarily

in

the

Puerto

Rico

and

Florida

regions.
Notwithstanding, these reductions

were partially offset by

an increase in time deposits,

including a shift from non

-interest bearing or
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
For the third quarter of 2023, the average balance per retail and commercial core deposit account was $19 thousand.
Government deposits

– As of September

30, 2023, the

Corporation had $2.8

billion of Puerto Rico

public sector deposits

($2.6 billion
in transactional

accounts and

$137.0 million

in time

deposits), compared

to $2.3

billion as

of December

31, 2022.

The increase

was
related

to

higher

balances

of

interest-bearing

transactional

accounts.

Government

deposits

are

insured

by

the

FDIC

up

to

the
applicable limits and

the uninsured portions

are fully collateralized.

Approximately 22% of

the public sector

deposits as of September
30,

2023

were

from

municipalities

and

municipal

agencies

in

Puerto

Rico

and

78%

were

from

public

corporations,

the

central
government and its agencies, and U.S. federal government agencies in Puerto

Rico.
In addition,

as of

September 30,

2023, the

Corporation had

$480.6 million

of government

deposits in

the Virgin

Islands region

(as
compared

to $442.8

million

as of

December

31,

2022)

and $12.3

million

in

the Florida

region

(as

compared

to $11.6

million

as of
December 31, 2022).
The uninsured

portions

of government

deposits were

collateralized

by securities

and

loans with

an amortized

cost of

$3.5

billion
and

$3.1 billion

as of

September 30,

2023

and

December 31,

2022,

respectively,

and an

estimated market

value

of $3.0

billion

and
$2.7 billion,

respectively.

In addition to

securities and loans,

as of September

30, 2023 and

December 31, 2022,

the Corporation used
$175.0 million

and $200.0

million, respectively,

in letters

of credit

issued by

the FHLB as

pledges for

a portion

of public

deposits in
the Virgin

Islands.
Estimate of

Uninsured

Deposits –
As of

September 30,

2023 and

December 31,

2022, the

estimated amount

of uninsured

deposits
totaled $7.8

billion and

$7.6 billion,

respectively,

generally representing

the portion

of deposits

that exceed

the FDIC

insurance limit
of $250,000 and amounts

in any other uninsured

deposit account. The balances

presented as of September

30, 2023 and December 31,
2022

include

the

uninsured

portion

of

fully

collateralized

government

deposits

which

amounted

to

$3.1

billion

and

$2.6

billion,
respectively.

The increase is mostly

related to government deposits,

which are fully collateralized

as previously mentioned.

Excluding
fully

collateralized

government

deposits,

uninsured

deposits

amounted

to

$4.8

billion,

which

represent

29.47%

of

total

deposits
(excluding brokered CDs), as of September 30, 2023, compared to $4.9 billion,

or 30.65%, as of December 31, 2022.

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

30, 2023:
(In thousands)
3 months or
less
3 months to
6 months
6 months to
1 year Over 1 year Total
U.S. time deposits in excess of FDIC insurance limits
$ 285,002 $ 144,955 $ 215,056 $ 334,396 $ 979,409
Other uninsured time deposits
$ 17,923 $ 9,170 $ 11,653 $ 5,448 $ 44,194
Brokered

CDs

–

Total

brokered

CDs increased

by $204.5

million

to $310.3

million

as of

September 30,

2023,

compared

to $105.8
million as of

December 31,

2022. The increase

reflects the effect

of new issuances

amounting to

$593.1 million

with an all-in

cost of
5.05%,

partially offset

by approximately

$388.6

million of

maturing

brokered

CDs, with

an all-in

cost of

4.90%, that

were paid

off
during the first nine months of 2023.

The average remaining term to maturity of the brokered CDs outstanding as of September 30, 2023 was approximately 0.8 year.

The

increased use

of brokered

CDs was

primarily

related to

short-term

funding in

our Florida

region. The

future use

of brokered
CDs

will

depend

on

multiple

factors

including

excess

liquidity

at

each

of

the

regions,

future

cash

needs

and

any

tax

implications.
Brokered CDs are insured by the FDIC up to regulatory limits and can be obtained faster than regular retail deposits.

The following table presents the contractual maturities of brokered CDs as of September

30,

2023:
Total

(In thousands)
Three months or less $ 156,398
Over three months to six months 67,987
Over six months to one year 29,438
Over one year to three years

29,554
Over three years to five years

26,962

Total
$ 310,339
Refer to

“Net Interest

Income” above

for information

about average

balances of

interest-bearing deposits

and the

average interest
rate paid on deposits, for the quarters and nine-month periods ended September

30, 2023 and 2022.
Securities

sold

under

agreements

to

repurchase

-
As

of

September

30,

2023,

there

were

no

outstanding

repurchase

agreements
(December 31,

2022 –

$75.1 million).

As of

September 30,

2023, the

Corporation repaid

and did

not renew

its short-term

repurchase
agreements.

In

addition

to

these

repurchase

agreements,

the

Corporation

has

been

able

to

maintain

access

to

credit

by

using

cost-
effective sources such as FHLB advances.

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

2023,

the outstanding

balance

of fixed

-rate FHLB

advances

was $500.0

million,

compared

to
$675.0

million

as

of

December

31,

2022.

During

the

nine-month

period

ended

September

30,

2023,

the

Corporation

added

$300.0
million of long-term

FHLB advances at

an average cost

of 4.59%, and

repaid its short-term

FHLB advances. Of

the $500.0 million

in
FHLB advances

as of

September 30,

2023, $400.0

million were

pledged with

investment securities

and $100.0

million were

pledged
with mortgage

loans. As of

September 30,

2023, the

Corporation had

$947.8 million

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

September

30,

2023

and

December

31,

2022,

the

Corporation

had

junior

subordinated

debentures

outstanding

in

the

aggregate
amount

of $161.7

million

and $183.8

million,

respectively,

with

maturity

dates

ranging from

June 17,

2034

through September

20,
2034.

As of

September 30,

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
The enhanced

capabilities improve

the Corporation’s

liquidity profile

as they

allow the

Corporation to

derive liquidity,

if needed,
from the sale

of mortgage loans

in the secondary

market. The U.S. (including

Puerto Rico) secondary

mortgage market is

still highly-

liquid, in

large part

because of

the sale

of mortgages

through guarantee

programs of

the FHA,

VA,

U.S. Department

of Housing

and
Urban Development

(“HUD”), FNMA and

FHLMC. During

the first nine

months of

2023, loans pooled

into GNMA MBS

amounted
to

approximately

$102.9

million.

Also,

during

the

first

nine

months

of

2023,

the

Corporation

sold

approximately

$28.6

million

of
performing residential mortgage loans to FNMA and FHLMC.
The

FED

Discount

Window

is

a

cost-efficient

contingent

source

of

funding

for

the

Corporation

in

highly-volatile

market
conditions. As previously mentioned, although currently

not in use, as of September 30, 2023, the Corporation

had approximately $1.4
billion available for funding under the FED’s

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

The rate for

term advances is the

one-year overnight index

swap rate plus 10

basis points and

is fixed for the

term of
the advance on the day the advance is made.

Effect of Credit Ratings on Access to Liquidity
The

Corporation’s

liquidity

is

contingent

upon

its

ability

to

obtain

deposits

and

other

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

Cash Flows
Cash

and

cash

equivalents

were

$584.9

million

as

of

September

30,

2023,

an

increase

of

$104.4

million

when

compared

to
December

31,

2022.

The

following

discussion

highlights

the

major

activities

and

transactions

that

affected

the

Corporation’s

cash
flows during the first nine months of 2023 and 2022:

Cash Flows from Operating Activities
First BanCorp.’s

operating assets and

liabilities vary significantly

in the normal course

of business due to

the amount and timing

of
cash flows.

Management believes

that cash

flows from

operations, available

cash balances,

and the

Corporation’s

ability to

generate
cash through

short and long-term

borrowings will be

sufficient to

fund the Corporation’s

operating liquidity

needs for the

foreseeable
future.
For

the

first

nine

months

of

2023

and

2022,

net

cash

provided

by

operating

activities

was

$283.7

million

and

$334.8

million,
respectively.

Net cash

generated from

operating activities

was higher

than reported

net income

largely as

a result

of adjustments

for
non-cash items such

as depreciation and

amortization, deferred income

tax expense and the

provision for credit

losses, as well as cash
generated from

sales and

repayments of

loans held

for sale.

Net cash

provided by

operating activities

includes an

increase in

income
tax

paid

as a

result

of

the

full utilization

during

2022 of

certain

deferred

tax

assets related

to

NOLs

that

were

available

for

regular
income tax.
Cash Flows from Investing Activities
The Corporation’s

investing activities primarily

relate to originating

loans to be

held for investment,

as well as

purchasing, selling,
and

repaying

available-for-sale

and

held-to-maturity debt

securities. For

the nine

-month period

ended September

30, 2023,

net cash
provided

by

investing

activities

was

$17.5

million,

primarily

due

to

repayments

of

available-for-sale

and

held-to-maturity

debt
securities and proceeds from sales of repossessed assets, partially offset by net disbursements on loans held for investment.

For

the

nine-month

period

ended

September

30,

2022,

net

cash

used

in

investing

activities

was

$508.2

million,

primarily

due

to
purchases

of

available-for-sale

and

held-to-maturity

debt

securities,

and

net

disbursements

on

loans

held

for

investment,

partially
offset

by

repayments

of

available-for-sale

and

held-to-maturity

debt

securities

and

proceeds

from

sales

of

commercial

loan
participations.

Cash Flows from Financing Activities
The Corporation’s

financing activities

primarily

include the

receipt of

deposits and

the issuance

of brokered

CDs, the

issuance of
and payments

on long-term

debt, the

issuance of

equity instruments,

return of

capital, and

activities related

to its

short-term funding.
For

the

nine-month

period

ended

September

30,

2023,

net cash

used

in

financing

activities was

$196.8

million,

mainly

reflecting

a
$269.9 million

net decrease

in borrowings

and $200.8

million of

capital returned

to stockholders,

partially offset

by a

$275.8 million
net increase in deposits.

For the first nine months

of 2022, net cash used in

financing activities was $1.8 billion,

mainly reflecting a net decrease

in deposits,
a $300.0 million decrease in borrowings and $290.8 million of capital returned to stockholders.

Capital
As of September

30, 2023, the Corporation’s

stockholders’ equity was

$1.3 billion, a decrease

of $22.5 million

from December 31,
2022.

The

decrease

was

driven

by

the

repurchase

of

approximately

9.0

million

shares

of

common

stock

for

a

total

cost

of

$125.0
million, common

stock dividends

declared in

the first

nine months

of 2023

totaling $75.6

million or

$0.42 per

common share,

and a
$46.6 million decrease

in the fair

value of available-for-sale

debt securities recorded

as part of

accumulated other comprehensive

loss
in the

consolidated statements

of financial

condition. These

variances were

partially offset

by the

earnings generated

in the

first nine
months of 2023.
On October 31, 2023, the Corporation’s

Board declared a quarterly cash dividend of

$0.14 per common share payable on December
8, 2023 to shareholders of

record at the close of business on

November 24, 2023. The Corporation

intends to continue to pay quarterly
dividends

on

common

stock.

The

Corporation’s

common

stock

dividends,

including

the

declaration,

timing

and

amount,

remain
subject to the consideration and approval by the Corporation’s

Board at the relevant times.
During

the

third

quarter

of

2023,

the

Corporation

repurchased

5.4

million

shares

of

its

common

stock

for

a

total

cost

of

$75.0
million which

completed the

$350 million

stock repurchase program

approved by

the Board of

Directors on

April 27, 2022.

On July
24,

2023,

the

Corporation

announced

that

its

Board

of

Directors

approved

a

new

stock

repurchase

program,

under

which

the
Corporation may

repurchase up

to $225

million of

its outstanding

common stock

which it

expects to

execute through

the end

of the
third

quarter

of

2024.

Repurchases

under

the

program

may

be

executed

through

open

market

purchases,

accelerated

share
repurchases, and/or privately

negotiated transactions

or plans, including under

plans complying with

Rule 10b5-1 under

the Exchange
Act. The

Corporation’s

stock repurchase

program is

subject to

various factors,

including the

Corporation’s

capital position,

liquidity,
financial

performance

and

alternative

uses

of

capital,

stock

trading

price,

and

general

market

conditions.

The

Corporation’s

stock
repurchase

program

does

not

obligate

it

to

acquire

any

specific

number

of

shares

and

does

not

have

an

expiration

date.

The

stock
repurchase

program

may

be

modified,

suspended,

or

terminated

at

any

time

at

the

Corporation’s

discretion.

The

Corporation
repurchased

no

shares

of

common

stock

under

the

current

repurchase

authorization

during

the

quarter

ended

September

30,

2023.

However, as of November

1, 2023, the Corporation has repurchased

approximately 1.8 million shares of common

stock for a total cost
of $25.0 million

under the $225 million

stock repurchase program

approved in July 2023.

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

The

following

table

is

a

reconciliation

of

the

Corporation’s

tangible

common

equity

and

tangible

assets,

non-GAAP

financial
measures, to total equity and total assets, respectively,

as of September 30,2023 and December 31, 2022, respectively:
September 30, 2023 December 31, 2022
(In thousands, except ratios and per share information)
Total equity

- GAAP
$ 1,303,068 $ 1,325,540
Goodwill (38,611) (38,611)
Purchased credit card relationship intangible - (205)
Core deposit intangible (15,229) (20,900)
Insurance customer relationship intangible - (13)
Tangible common

equity - non-GAAP
$ 1,249,228 $ 1,265,811
Total assets - GAAP $ 18,594,608 $ 18,634,484
Goodwill (38,611) (38,611)
Purchased credit card relationship intangible - (205)
Core deposit intangible (15,229) (20,900)
Insurance customer relationship intangible - (13)
Tangible assets -

non-GAAP
$ 18,540,768 $ 18,574,755
Common shares outstanding 174,386 182,709
Tangible common

equity ratio - non-GAAP
6.74% 6.81%
Tangible book

value per common share - non-GAAP
$ 7.16 $ 6.93
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
September

30, 2023

and

December 31,

2022,

respectively.

There

were no

transfers to

the legal

surplus

reserve

during the

first nine
months of 2023.

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

and

300

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

simulation

date.

These simulations

are
highly complex

and are based

on many assumptions

that are intended

to reflect the

general behavior of

the balance sheet

components
over the modeled periods. It is unlikely that actual events

will match these assumptions in all cases. For this reason, the results of these
forward-looking

computations

are

only

approximations

of

the

sensitivity

of

net

interest

income

to

changes

in

market

interest

rates.
Several benchmark

and market rate

curves were

used in the

modeling process,

primarily the LIBOR/Swap

curve, SOFR

curve, Prime
Rate, U.S. Treasury

yield curve, FHLB

rates, brokered CDs

rates, repurchase

agreements rates, and

the mortgage commitment

rate of
30 years.
As of

September 30,

2023, the

Corporation forecasted

the 12-month

net interest

income assuming

September 30,

2023 interest

rate
curves remain constant.

Then, net interest income was

estimated under rising

and falling rates scenarios.

For the rising rate

scenario, a
gradual (ramp)

and immediate

(shock) parallel

upward shift

of the

yield curve

is assumed

during the

first twelve

months (the

“+300
ramp”, “+200

ramp” and

“+200 shock”

scenarios). Conversely,

for the

falling rate

scenario, a

gradual (ramp)

and immediate

(shock)
parallel downward shift

of the yield curve

is assumed during the

first twelve months (the

“-300 ramp”, “-200

ramp” and “-200

shock”
scenarios).
The SOFR curve for

September 30, 2023, as

compared to December 31,

2022, reflects an increase

of 70 bps on

average in the short-
term sector

of the

curve, or

between one

to twelve

months;

58 bps

in the

medium-term sector

of the

curve, or

between 2

to 5

years;
and 71

bps in

the long-term

sector of

the curve,

or over

5-year maturities.

An increase

in market

rates changes

was also

observed in
the Constant Maturity Treasury yield curve

with an increase of 102 bps in the short-term sector,

60 bps in the medium-term sector, and
75 bps in the long-term sector.

The following table presents the results of the static simulations as of September 30, 2023 and December 31, 2022. Consistent with
prior years, these exclude non-cash changes in the fair value of derivatives:
Net Interest Income Risk
(% Change Projected for the next 12 months)
September 30, 2023 December 31, 2022
Gradual Change in Interest Rates:

+ 300 bps ramp
0.00% 1.42%

- 300 bps ramp
-0.30% -2.78%

+ 200 bps ramp
0.00% 0.96%

- 200 bps ramp
-0.13% -1.61%
Immediate Change in Interest Rates:

+ 200 bps shock
1.26% 2.35%

- 200 bps shock
-2.22% -4.71%

The Corporation

continues to

manage its

balance sheet

structure to

control and

limit the

overall interest

rate risk

by managing

its
asset composition while maintaining a sound liquidity position.

See “Risk Management – Liquidity Risk” above for liquidity ratios.

As of September

30, 2023, the net

interest income simulations

show the Corporation

has a relatively neutral

sensitivity position for
the next twelve months under a static balance sheet scenario,

as compared to an asset sensitive position as of December 31, 2022.

The reduction

in interest

rate sensitivity

reflects shifts

in funding

mix, including

an increased

migration from

non-interest-bearing
deposits and

other low-cost

deposits to

higher-cost deposits,

and updated

assumptions about

depositor behavior,

impacting both

beta
and decay assumptions, as a result of the higher interest rate environment and options outside the traditional banking sector.
Under the

static simulation,

the Corporation

assumes that

maturing instruments

are replaced

with like

instruments at

the repricing
rate with

the proportional

remaining change

in interest

rate in

the period

that the

instrument matures.

The Corporation’s

results may
vary

significantly

from

the

ones

presented

above

under

alternative

balance

sheet

compositions,

such

as

a

growing

balance

sheet
scenario

which,

for

example,

would

assume

that

cash

flows

from

the

investment

securities

portfolio

and

loan

repayments

will

be
redeployed into higher yielding alternatives.
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

generally applies

probability weights

to the

baseline and

alternative downside

economic scenarios

to estimate

the
ACL with

the

baseline

scenario

carrying

the highest

weight.

The

scenarios

that are

chosen each

quarter

and

the

weighting

given

to
each

scenario

for

the

different

loan

portfolio

categories

depend

on

a

variety

of

factors

including

recent

economic

events,

leading
national and

regional economic

indicators, and

industry trends.

During the

third quarter

of 2023,

the Corporation

continued to

apply
the baseline

scenario

for the

commercial

mortgage

and construction

loan portfolios

as deterioration

in the

CRE price

index

in

these
portfolios is

expected at

a lower

extent than

projected in

the alternative

downside scenario,

particularly in

the Puerto

Rico region.

In
addition,

during the

third quarter

of 2023,

the Corporation

applied the

alternative downside

scenario for

the credit

cards portfolio

to
account for

an increased

uncertainty in

charge-off

trends and

projection of

certain macroeconomic

variables, such

as retail sales.

The
economic

scenarios

used

in

the

ACL

determination

contained

assumptions

related

to

economic

uncertainties

associated

with
geopolitical instability,

the CRE price index,

high inflation levels, and

expected future interest

rate adjustments in

the FED funds rate.
As

of

September

30,

2023,

the

Corporation’s

ACL

model

considered

the

following

assumptions

for

key

economic

variables

in

the
probability-weighted economic scenarios:
●
Average

CRE price

index at

the national

level is

forecasted to

contract by

4.19% for

the remainder

of 2023

and 6.49%

for
2024.
●
Regional

Home Price Index forecast in Puerto Rico (purchase only prices)

is projected to remain relatively flat throughout the
remainder of 2023 and 2024, while in the Florida region,

Home Price Index forecast is projected to contract by approximately
5.70%.

●
Average regional

unemployment in Puerto Rico is forecasted at 6.34% for the

remainder of 2023 and 7.22% for 2024. For the
Florida

region

and

the

U.S.

mainland,

average

unemployment

rate

is

forecasted

at

3.37%

and

4.03%,

respectively,

for

the
remainder of 2023, and 4.30% and 4.80%, respectively,

for 2024.

●
Annualized real

gross domestic

product (“GDP”)

in the

U.S. mainland

is projected

to grow

at a

slower pace

until the

fourth
quarter of 2024 where it is expected to grow at approximately 0.90%.
It is difficult to estimate how potential changes

in one factor or input might affect the overall ACL because

management considers a
wide variety of

factors and inputs in

estimating the ACL.

Changes in the

factors and inputs considered

may not occur

at the same rate
and may not be consistent

across all geographies or product

types, and changes in factors

and inputs may be directionally

inconsistent,
such that improvement

in one factor

or input may

offset deterioration

in others. However,

to demonstrate the

sensitivity of credit

loss
estimates to macroeconomic

forecasts as of

September 30, 2023

,

management compared the

modeled estimates under

the probability-
weighted economic

scenarios against a

more adverse scenario.

The more adverse

scenario incorporates an

additional adverse scenario
and decreases

the weight

applied to

the baseline

scenario. Under

this more

adverse scenario,

as an

example, average

unemployment
rate

for

the

Puerto

Rico

region

increases

to

6.63%

for

the

remainder

of

2023,

compared

to

6.34%

for

the

same

period

on

the
probability-weighted economic scenario projections.

To

demonstrate the sensitivity

to key economic

parameters used in

the calculation of

the ACL at September

30, 2023, management
calculated

the

difference

between

the

quantitative

ACL

and

this

more

adverse

scenario.

Excluding

consideration

of

qualitative
adjustments, this sensitivity analysis would result in a hypothetical increase in the ACL of approximately $44 million

at September 30,
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

September 30, 2023.
As

of

September

30,

2023,

the

ACL

for

loans

and

finance

leases

was

$263.6

million,

an

increase

of

$3.1

million,

from

$260.5
million

as

of

December

31,

2022.

The

ACL

for

commercial

and

construction

loans

increased

by

$6.6

million,

mainly

due

to

a
deterioration in the forecasted CRE price index to account

for an increased uncertainty in the CRE market at a national level that could
potentially impact the

markets served by

the Corporation coupled

with the growth

in the commercial

and construction loan

portfolios,
and a

$1.7 million

incremental reserve

recorded during

the third

quarter of

2023 associated

with the

inflow to

nonaccrual status

of a
$9.5

million

commercial

and

industrial

loan

in

the

Puerto

Rico

region.

The

ACL

for

consumer

loans

increased

by

$2.1

million,
primarily

reflecting

the

effect

of

the

increase

in

the

size

of

the

consumer

loan

portfolios

and

historical

charge-off

levels,

partially
offset by updated macroeconomic

variables. The unemployment rate

as well as retail sales are still

expected to deteriorate on

the long-
term

outlook

but

at

a

slower

pace,

mostly

driven

by

actual

results

outperforming

previous

projections.

The

ACL

for

residential
mortgage

loans

decreased

by

$5.6

million,

mainly

driven

by

updated

macroeconomic

variables,

such

as

the

Regional

Home

Price
Index and the unemployment rate,

partially offset by a $2.1 million

cumulative increase in the ACL

due to the adoption of

Accounting
Standards Update

(“ASU”) 2022-02,

“Financial Instruments

– Credit

Losses (Topic

326): Troubled

Debt Restructurings

and Vintage
Disclosures”,

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

as of September

30, 2023,
compared to 2.25% as of December 31, 2022. An explanation for the change for each portfolio follows:
●
The

ACL

to

total

loans

ratio

for

the

residential

mortgage

portfolio

decreased

from

2.20%

as

of

December

31,

2022

to
2.03% as of September

30, 2023, primarily

reflecting updated macroeconomic

variables, such as the

Regional Home Price
Index and the

unemployment rate, partially

offset by the

aforementioned $2.1

million cumulative increase

in the ACL due
to the adoption of ASU 2022-02 during the first quarter of 2023.
●
The ACL

to total

loans ratio

for the

construction loan

portfolio increased

from 1.74%

as of

December 31,

2022 to

2.77%
as of September 30, 2023 mainly due to the aforementioned deterioration in the forecasted CRE price index.
●
The

ACL

to

total

loans

ratio for

the

commercial

mortgage

portfolio

increased

from

1.49%

as

of

December

31,

2022

to
1.78% as of September 30, 2023, mainly due to the aforementioned deterioration in the forecasted CRE price index.
●
The ACL to total loans ratio

for the commercial and industrial portfolio

decreased from 1.14% as of December

31, 2022 to
0.99% as of September 30, 2023, mainly due to

updated macroeconomic variables, such as the unemployment

rate, and the
aforementioned

repayment

of

a

$24.3

million

adversely

classified

commercial

and

industrial

participated

loan

in

the
Florida region, partially

offset by the

aforementioned $1.7 million

incremental reserve recorded

during the third

quarter of
2023 associated

with the

inflow to

nonaccrual

status of

a $9.5

million commercial

and industrial

loan in

the Puerto

Rico
region.
●
The ACL to

total loans ratio

for the consumer

loan portfolio decreased

from 3.83% as

of December

31, 2022

to 3.61% as
of September 30, 2023, mainly due to the aforementioned updates in macroeconomic variables.
The ratio

of the

total ACL

for loans

and finance

leases to

nonaccrual loans

held for

investment was

282.96% as

of September

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

to $263.6

million as

of September

30, 2023,

or
2.21% of

total loans,

compared with

$260.5 million,

or 2.25%

of total

loans, as

of December

31, 2022.

See “Results

of Operations

-
Provision for Credit Losses” above for additional information.
Quarter Ended September 30,

Nine-Month Period Ended September 30,

2023 2022 2023 2022
(Dollars in thousands)
ACL for loans and finance leases, beginning of year $ 267,058 $ 252,152 $ 260,464 $ 269,030
Impact of adoption of ASU 2022-02 - - 2,116 -
Provision for credit losses - (benefit) expense:
Residential mortgage (3,349) 755 (6,776) (6,913)
Construction (642) (179) 1,420 (2,242)
Commercial mortgage (1,344) (2,383) 5,901 (23,758)
Commercial and industrial 1,931 (1,228) 3,278 (575)
Consumer and finance leases 14,047 17,387 43,846 43,516
Total provision for credit losses

- expense

10,643 14,352 47,669 10,028
Charge-offs:
Residential mortgage (499) (1,466) (2,628) (6,073)
Construction (4) (63) (42) (123)
Commercial mortgage (1) (3) (107) (42)
Commercial and industrial (9) (8) (6,477) (366)
Consumer and finance leases (19,746) (12,522) (53,006) (32,765)
Total charge offs (20,259) (14,062) (62,260) (39,369)
Recoveries:
Residential mortgage 534 559 1,788 3,228
Construction 1,463 43 1,935 138
Commercial mortgage 75 57 299 1,319
Commercial and industrial 161 494 383 2,118
Consumer and finance leases 3,940 4,264 11,221 11,367
Total recoveries 6,173 5,417 15,626 18,170
Net charge-offs (14,086) (8,645) (46,634) (21,199)
ACL for loans and finance leases, end of period $ 263,615 $ 257,859 $ 263,615 $ 257,859
ACL for loans and finance leases to period-end total loans

held for investment
2.21% 2.28% 2.21% 2.28%
Net charge-offs (annualized) to average loans

outstanding during the period
0.48% 0.31% 0.54% 0.25%
Provision for credit losses - expense for loans and finance

leases to net charge-offs during
the period 0.76x 1.66x 1.02x 0.47x

The following tables set forth information concerning the composition of the

Corporation's loan portfolio and related ACL by
loan category, and the percentage

of loan balances in each category to the total of such loans as of the indicated dates:
As of September 30,

2023
Residential
Mortgage
Loans
Commercial
Mortgage
Loans C&I Loans
Consumer and
Finance
Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$ 2,812,631 $ 202,774 $ 2,316,113 $ 3,030,954 $ 3,588,460 $ 11,950,932

Percent of loans in each category to total loans
24
%
2
%
19
%
25
%
30
%
100
%

Allowance for credit losses
57,200 5,621 41,157 30,097 129,540 263,615

Allowance for credit losses to amortized cost
2.03% 2.77% 1.78% 0.99% 3.61% 2.21
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

2023,

the

ACL

for

off-balance

sheet
credit exposures

increased by

$0.5 million

to $4.8

million, when

compared to

December 31,

2022, driven

by the

deterioration in

the
forecasted CRE price index and its effect in construction unfunded loan commitments.

Allowance for Credit Losses for Held-to-Maturity

Debt Securities
As of

September

30,

2023,

the ACL

for

held-to-maturity

securities

portfolio

was entirely

related

to

financing

arrangements

with
Puerto

Rico

municipalities

issued

in

bond

form,

which

the

Corporation

accounts

for

as

securities,

but

which

were

underwritten

as
loans

with

features

that

are

typically

found

in

commercial

loans.

As

of

September

30,

2023,

the

ACL

for

held-to-maturity

debt
securities was $2.3

million, compared to

$8.3 million as of

December 31, 2022.

The decrease was mostly

driven by the refinancing

of
a $46.5 million municipal bond

into a shorter-term commercial loan

structure and, to a lesser extent, a reduction

in qualitative reserves
driven by updated financial information of certain bond issuers received during the third quarter of 2023.
Allowance for Credit Losses for Available

-for-Sale Debt Securities

The

ACL

for

available-for-sale

debt

securities,

which

is

associated

with

private

label

MBS

and

a

residential

pass-through

MBS
issued by the PRHFA, was $0.5

million as of each of September 30, 2023 and December 31, 2022.

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
The following table presents non-performing assets as of the indicated dates:
September 30, 2023 December 31, 2022
(Dollars in thousands)
Nonaccrual loans held for investment:
Residential mortgage $ 31,946 $ 42,772
Construction 1,640 2,208
Commercial mortgage 21,632 22,319
Commercial and Industrial 18,809 7,830
Consumer and finance leases 19,137 14,806
Total nonaccrual loans held for investment 93,164 89,935
OREO 28,563 31,641
Other repossessed property 7,063 5,380
Other assets

(1)
1,448 2,202
Total non-performing assets $ 130,238 $ 129,158
Past due loans 90 days and still accruing
(2) (3) (4)
$ 62,892 $ 80,517
Non-performing assets to total assets

0.70% 0.69%
Nonaccrual loans held for investment to total loans held for investment 0.78% 0.78%
ACL for loans and finance leases $ 263,615 $ 260,464
ACL for loans and finance leases to total nonaccrual loans held for investment
282.96% 289.61%
ACL for loans and finance leases to total nonaccrual loans held for investment, excluding residential real estate loans
430.62% 552.26%
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

These loans will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on

the loan pools. The portion of such loans contractually past due
90 days or more amounted to $8.9 million and $12.0 million as of

September 30,

2023 and December 31, 2022, respectively.
(3)
Includes FHA/VA

government-guaranteed residential mortgage as

loans past-due 90 days and still accruing as opposed

to nonaccrual loans. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark,

taking into consideration the FHA interest curtailment process.

These balances include $17.4 million and $28.2 million
of FHA government guaranteed residential mortgage loans that were over 15 months delinquent as of September 30,

2023 and December 31, 2022, respectively.
(4)
Includes rebooked loans, which were previously pooled into

GNMA securities, amounting to $8.5 million and $10.3 million as of September 30, 2023 and December 31, 2022, respectively.
Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s

specified delinquency criteria. For accounting purposes,

the loans
subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

Total nonaccrual

loans were $93.2 million as of September

30, 2023. This represents an increase

of $3.3 million from $89.9 million
as of

December 31,

2022, primarily

related to

increases of

$9.8 million

and $4.4

million in

nonaccrual commercial

and construction
loans

and

nonaccrual

consumer

loans,

respectively,

partially

offset

by

a

$10.9

million

reduction

in

nonaccrual

residential

mortgage
loans.
The following table shows non-performing assets by geographic segment as of the indicated dates:
September 30, 2023 December 31, 2022
(In thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage $ 19,378 $ 28,857
Construction 669 831
Commercial mortgage 13,220 14,341
Commercial and Industrial 15,779 5,859
Consumer and finance leases 18,564 14,142
Total nonaccrual loans held for investment 67,610 64,030
OREO 23,547 28,135
Other repossessed property 6,799 5,275
Other assets 1,448 2,202
Total non-performing assets $ 99,404 $ 99,642
Past due loans 90 days and still accruing $ 57,834 $ 76,417
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage $ 5,871 $ 6,614
Construction 971 1,377
Commercial mortgage 8,412 7,978
Commercial and Industrial 1,094 1,179
Consumer 475 469
Total nonaccrual loans held for investment 16,823 17,617
OREO 4,638 3,475
Other repossessed property 264 76
Total non-performing assets $ 21,725 $ 21,168
Past due loans 90 days and still accruing $ 4,678 $ 4,100
United States:
Nonaccrual loans held for investment:
Residential mortgage $ 6,697 $ 7,301
Commercial and Industrial 1,936 792
Consumer 98 195
Total nonaccrual loans held for investment 8,731 8,288
OREO 378 31
Other repossessed property - 29
Total non-performing assets $ 9,109 $ 8,348
Past due loans 90 days and still accruing $ 380 $ -

Nonaccrual

commercial

and

industrial

loans

increased

by

$11.0

million

to

$18.8

million

as

of

September

30,

2023,

from

$7.8
million as of December 31, 2022.

For the nine-month period ended

September 30, 2023, inflows to

nonaccrual included a $9.5 million
commercial and industrial

loan in the Puerto

Rico region and a

$7.1 million commercial

and industrial participated

loan in the

Florida
region in the power generation industry,

in which a $6.2 million charge was recorded.
Nonaccrual

construction

loans

decreased

by

$0.6

million

to

$1.6

million

as

of

September

30,

2023,

from

$2.2

million

as

of
December 31, 2022.

Nonaccrual commercial mortgage loans decreased

by $0.6 million to $21.7 million as of September

30, 2023, from $22.3 million as
of December 31, 2022.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated
periods:
Construction
Commercial
Mortgage
Commercial &
Industrial Total
(In thousands)
Quarter Ended September 30, 2023
Beginning balance
$ 1,677 $ 21,536 $ 9,194 $ 32,407
Plus:
Additions to nonaccrual

- 522 10,569 11,091
Less:
Loans returned to accrual status
- - (199) (199)
Nonaccrual loans transferred to OREO
- - (547) (547)
Nonaccrual loans charge-offs
- (1) (9) (10)
Loan collections
(37) (425) (199) (661)
Ending balance

$ 1,640 $ 21,632 $ 18,809 $ 42,081
Construction
Commercial
Mortgage
Commercial &
Industrial Total
(In thousands)
Quarter Ended September 30, 2022
Beginning balance
$ 2,375 $ 24,753 $ 17,079 $ 44,207
Plus:
Additions to nonaccrual
2 - 179 181
Less:
Loans returned to accrual status
- (189) (75) (264)
Nonaccrual loans transferred to OREO
(50) - - (50)
Nonaccrual loans charge-offs
(58) (2) (8) (68)
Loan collections
(32) (821) (1,460) (2,313)
Ending balance

$ 2,237 $ 23,741 $ 15,715 $ 41,693

Construction
Commercial
Mortgage
Commercial &
Industrial Total
(In thousands)
Nine-Month Period Ended September 30, 2023
Beginning balance
$ 2,208 $ 22,319 $ 7,830 $ 32,357
Plus:
Additions to nonaccrual

127 1,505 20,730 22,362
Less:
Loans returned to accrual status
- (361) (725) (1,086)
Nonaccrual loans transferred to OREO
(332) (223) (730) (1,285)
Nonaccrual loans charge-offs
- (107) (6,477) (6,584)
Loan collections
(363) (1,507) (1,819) (3,689)
Reclassification
- 6 - 6
Ending balance

$ 1,640 $ 21,632 $ 18,809 $ 42,081
Construction
Commercial
Mortgage
Commercial &
Industrial Total
(In thousands)
Nine-Month Period Ended September 30, 2022
Beginning balance
$ 2,664 $ 25,337 $ 17,135 $ 45,136
Plus:
Additions to nonaccrual
20 2,934 2,337 5,291
Less:
Loans returned to accrual status
(48) (547) (539) (1,134)
Nonaccrual loans transferred to OREO
(130) (549) (273) (952)
Nonaccrual loans charge-offs
(114) (41) (335) (490)
Loan collections
(155) (2,991) (3,012) (6,158)
Reclassification
- (402) 402 -
Ending balance

$ 2,237 $ 23,741 $ 15,715 $ 41,693

Nonaccrual

residential mortgage

loans decreased

by $10.9

million to

$31.9 million

as of

September 30,

2023, compared

to $42.8
million as of

December 31, 2022.

The decrease was

primarily related to

$10.4 million of

loans restored to

accrual status, $5.2

million
of loans transferred to OREO, and $4.0 million in collections, partially offset by inflows of $9.6 million.
The following table presents the activity of residential nonaccrual loans held for investment for the indicated periods:
Quarter Ended September 30,

Nine-Month Period Ended September 30,

2023 2022 2023 2022
(In thousands)
Beginning balance

$ 33,252 $ 44,588 $ 42,772 $ 55,127

Plus:
Additions to nonaccrual
4,510 4,782 9,600 14,513

Less:
Loans returned to accrual status

(3,788) (3,630) (10,439) (12,411)
Nonaccrual loans transferred to OREO
(984) (495) (5,243) (2,617)
Nonaccrual loans charge-offs
(83) (356) (704) (1,306)
Loan collections
(961) (1,853) (4,034) (10,270)
Reclassification

- - (6) -
Ending balance

$ 31,946 $ 43,036 $ 31,946 $ 43,036
The amount of nonaccrual

consumer loans, including finance

leases, increased by $4.4

million to $19.2 million

as of September 30,
2023,

compared

to

$14.8

million

as of

December

31,

2022.

The

increase

was mainly

reflected

in

the

auto

loans

and

finance

leases
portfolio.
As of September 30, 2023,

approximately $26.5 million of

the loans placed in nonaccrual status,

mainly commercial and residential
loans,

were current, or had

delinquencies of less than

90 days in their interest

payments.

Collections on these loans

are being recorded
on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the nine-month period ended

September 30, 2023, interest income of

approximately $0.2 million related to

nonaccrual loans
with a

carrying value

of $34.9

million as

of September

30, 2023,

mainly nonaccrual

commercial and

construction loans,

was applied
against the related principal balances under the cost-recovery method.
Total loans in early

delinquency (
i.e.
, 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $137.0
million as of

September 30, 2023,

an increase of

$32.1 million, compared

to $104.9 million

as of December

31, 2022.

The variances
by major portfolio categories are as follows:

●
Consumer loans in early delinquency increased by $25.7 million to

$96.6 million, mainly in the auto loans portfolio.
●
Residential mortgage loans in early delinquency increased by $5.9 million to $34.1 million.
●
Commercial and construction loans in early delinquency increased by $0.5 million to $6.3 million.
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

The

OREO

portfolio,

which

is

part

of

non-performing

assets,

amounted

to

$28.6

million

as

of

September

30,

2023

and

$31.6
million as

of December

31, 2022.

The following

tables show

the composition

of the

OREO portfolio

as of

September 30,

2023 and
December 31,

2022, as well

as the activity

of the OREO

portfolio by geographic

area during the

nine-month period

ended September
30, 2023:
OREO Composition by Region

As of September 30, 2023
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 18,971 $ 1,769 $ - $ 20,740
Construction 1,802 59 - 1,861
Commercial 2,774 2,810 378 5,962
$ 23,547 $ 4,638 $ 378 $ 28,563
As of December 31, 2022
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 23,388 $ 606 $ 31 $ 24,025
Construction 1,705 59 - 1,764
Commercial 3,042 2,810 - 5,852
$ 28,135 $ 3,475 $ 31 $ 31,641
OREO Activity by Region

Nine-Month Period Ended September 30, 2023
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Beginning Balance $ 28,135 $ 3,475 $ 31 $ 31,641
Additions 12,602 1,970 378 14,950
Sales (15,930) (776) (31) (16,737)
Write-downs and other adjustments (1,260) (31) - (1,291)
Ending Balance $ 23,547 $ 4,638 $ 378 $ 28,563

Net Charge-offs and Total

Credit Losses

Net charge-offs

totaled $14.1

million for

the third

quarter of

2023,

or 0.48% of

average loans

on an annualized

basis, compared

to
$8.6
million, or

an annualized

0.31%

of average

loans, for

the third

quarter of

2022. For

the nine-month

period ended

September 30,
2023,

net

charge-offs

totaled

$46.6

million,

or

an

annualized

0.54%

of

average

loans,

compared

to $21.1

million,

or an

annualized
0.25% of average loans,

for the same period in 2022.
Consumer

loans

and

finance

leases

net

charge-offs

for

the

third

quarter

of

2023

were

$15.8

million,

or

an

annualized

1.79%

of
related average

loans, compared

to $8.3

million, or

an annualized

1.05% of

related average

loans, for

the third

quarter of

2022. Net
charge-offs

of consumer

loans and

finance leases

for the

nine-month period

ended September

30, 2023

were $41.8

million, or

1.61%
of related average loans, compared to $21.4 million, or an annualized

0.94% of related average loans, for the same period in 2022.
Commercial and

industrial loans

net recoveries

for the

third quarter

of 2023

were $0.2

million, or

an annualized

0.02% of

related
average loans,

compared to

$0.5 million,

or an

annualized 0.07%

of related

average loans,

for the

third quarter

of 2022.

Commercial
and

industrial

loans

net

charge-offs

for

the

nine-month

period

ended

September

30,

2023

were

$6.1

million,

or

0.28%

of

related
average

loans,

compared

to net

recoveries

of $1.8

million,

or

an

annualized

0.08%

of

related

average

loans, for

the same

period

in
2022. The net charge-offs

for the first nine months of 2023 included a $6.2

million charge-off recorded on a commercial

and industrial
participated loan in the Florida region in the power generation industry.
Construction loans

net recoveries for

the third

quarter of

2023 were $1.4

million, or an

annualized 3.18%

of related

average loans,
compared

to

net

charge-offs

of

$20

thousand,

or

an

annualized

0.07%

of

related

average

loans,

for

the

same

period

in

2022.
Construction loans

net recoveries

for the nine

-month period

ended September

30, 2023

were $1.9

million, or

an annualized

1.58% of
related average

loans, compared

to $15

thousand, or

an annualized

0.02% of

related average

loans, for

the same

period in

2022. The
net recoveries

for the

third quarter

and first

nine months

of 2023

included a

$1.4 million

recovery recorded

on a

construction loan

in
the Puerto Rico region.
Residential

mortgage

loans

net

recoveries

for

the

third

quarter

of

2023

were

$35

thousand,

or

an

annualized

0.01%

of

related
average loans,

compared to

net-charge-offs

of $0.9

million, or

an annualized

0.13% of

related average

loans, for

the third

quarter of
2022.

Residential

mortgage

loans

net

charge-offs

for

the

nine-month

period

ended

September

30,

2023

were

$0.8

million,

or

an
annualized 0.04%

of related

average loans,

compared to

$2.8 million,

or an

annualized 0.13%

of related

average loans,

for the

same
period of

2022. Approximately

$0.1 million

of charge-offs

for the

third quarter

of 2023

and $0.6

million for

the first

nine months

of
2023 resulted

from valuations

of collateral

dependent

residential mortgage

loans, compared

to $0.3

million

and $1.2

million

for the
comparable

periods

in

2022,

respectively.

Charge-offs

on

residential

mortgage

loans

also

included

$0.3

million

and

$1.2

million
related

to

foreclosures

recorded

in

the

third

quarter

and

first nine

months

of

2023,

respectively,

compared

to

$0.6

million

and

$2.4
million, recorded for the comparable periods in 2022, respectively.
Commercial

mortgage

loans

net

recoveries

for

the

third

quarter

of

2023

were

$0.1

million,

or

an

annualized

0.01%

of

related
average

loans,

relatively

unchanged

compared

to the

third quarter

of 2022.

Commercial mortgage

loans net

recoveries for

the nine-
month

period

ended

September

30,

2023

were

$0.2

million,

or

an

annualized

0.01%

of

related

average

loans,

compared

to

$1.3
million, or

an annualized

0.08% of related

average loans,

for the same

period in

2022. Commercial

mortgage loans

net recoveries

for
the first nine months of 2022 included recoveries totaling $1.2 million associated with two commercial mortgage relationships.

The following table presents annualized net (recoveries) charge

-offs to average loans held-in-portfolio for the indicated periods:
Quarter Ended September 30,

Nine-Month Period Ended September 30,

2023 2022 2023 2022
Residential mortgage (0.01) % 0.13% 0.04% 0.13%
Construction

(3.18) % 0.07% (1.58) % (0.02) %
Commercial mortgage (0.01) % (0.01) % (0.01) % (0.08) %
Commercial and industrial (0.02) % (0.07) % 0.28% (0.08) %
Consumer and finance leases 1.79% 1.05% 1.61% 0.94%
Total loans 0.48% 0.31% 0.54% 0.25%

The following table presents annualized net (recoveries) charge

-offs to average loans held in various portfolios by geographic segment for the indicated periods:
Quarter Ended September 30,

Nine-Month Period Ended September 30,

2023 2022 2023 2022
PUERTO RICO:
Residential mortgage - % 0.15% 0.06% 0.16%
Construction

(7.30) % 0.53% (4.32) % 0.09%
Commercial mortgage (0.01) % - % - % (0.05) %
Commercial and industrial (0.03) % (0.11) % - % (0.13) %
Consumer and finance leases 1.78% 1.04% 1.61% 0.94%
Total loans 0.59% 0.38% 0.58% 0.32%
VIRGIN ISLANDS:
Residential mortgage (0.12) % 0.30% - % 0.19%
Construction

0.42% - % - % - %
Commercial mortgage (0.21) % (0.22) % (0.02) % (0.22) %
Consumer and finance leases 2.15% 1.67% 0.33% 1.35%
Total loans 0.26% 0.36% 0.05% 0.24%
FLORIDA:
Residential mortgage (0.01) % (0.05) % (0.02) % (0.03) %
Construction

(0.05) % (0.04) % (0.05) % (0.06) %
Commercial mortgage - % - % (0.03) % (0.14) %
Commercial and industrial (0.01) % - % 0.88% - %
Consumer and finance leases (0.16) % 0.47% (0.37) % (0.16) %
Total loans (0.01) % (0.01) % 0.39% (0.05) %
The above ratios are

based on annualized charge

-offs and are not

necessarily indicative of the

results expected for the

entire year or
in subsequent periods.

Total net

charge-offs net of gains on

OREO operations for the first nine

months of 2023 amounted to $40.5 million,

or a loss rate of
0.46% on an annualized

basis of average loans

and repossessed assets, compared

to losses of $17.9

million, or a loss

rate of 0.21% on
an annualized basis, for the same period in 2022.

The following table presents information about the OREO inventory and credit losses for the indicated periods:
Quarter ended September 30,

Nine-Month Period Ended September 30,

2023 2022 2023 2022
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential $ 20,740 $ 30,036 $ 20,740 $ 30,036
Construction 1,861 2,613 1,861 2,613
Commercial 5,962 6,033 5,962 6,033
Total $ 28,563 $ 38,682 $
28,563
$ 38,682
OREO activity (number of properties):
Beginning property inventory 320 431 344 418
Properties acquired 36 30 139 139
Properties disposed (75) (49) (202) (145)
Ending property inventory 281 412 281 412
Average holding period (in days)
Residential 464 656 464 656
Construction 2,302 2,192 2,302 2,192
Commercial 2,598 2,420 2,598 2,420
Total average holding period (in days) 1,029 1,035 1,029 1,035
OREO operations gain (loss):
Market adjustments and gains (losses) on sale:
Residential $ 2,577 $ 1,159 $ 7,620 $ 4,139
Construction 52 (7) 99 107
Commercial 41 408 (26) 329
Total net gain 2,670 1,560 7,693 4,575
Other OREO operations expenses (517) (496) (1,560) (1,306)
Net Gain on OREO operations $ 2,153 $ 1,064 $ 6,133 $ 3,269
RECOVERIES (CHARGE-OFFS)

Residential recoveries (charge-offs), net $ 35 $ (907) $ (840) $ (2,845)
Construction recoveries (charge-offs), net 1,459 (20) 1,893 15
Commercial recoveries (charge-offs) , net

226 540 (5,902) 3,029
Consumer and finance leases charge-offs, net (15,806) (8,258) (41,785) (21,398)
Total charge-offs,

net
(14,086) (8,645) (46,634) (21,199)
TOTAL CREDIT LOSSES
(1)
$ (11,933) $ (7,581) $ (40,501) $ (17,930)
(GAIN) LOSS RATIO PER CATEGORY
(2)
Residential (0.37) % (0.03) % (0.32) % (0.06) %
Construction (3.26) % 0.09% (1.64) % (0.13) %
Commercial (0.02) % (0.07) % 0.15% (0.09) %
Consumer 1.78% 1.04% 1.61% 0.94%
TOTAL CREDIT LOSS RATIO
(3)
0.40% 0.27% 0.46% 0.21%
(1)
Equal to net gain on OREO operations plus charge-offs,

net.
(2)
Calculated as net recoveries (charge-offs) plus

market adjustments and gains (losses) on sale of OREO divided by average loans and repossessed assets.
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

$12.0 billion as

of September 30,

2023, the Corporation

had credit risk

of approximately 79%

in
the Puerto Rico region, 17% in the United States region, and 4% in the Virgin

Islands region.

Update on the Puerto Rico Fiscal and Economic Situation
A significant

portion of

the Corporation’s

business activities

and credit

exposure is

concentrated in

the Commonwealth

of Puerto
Rico, which

has experienced

economic and

fiscal distress

over the

last decade.

Since declaring

bankruptcy and

benefitting from

the
enactment of the federal Puerto

Rico Oversight, Management and

Economic Stability Act (“PROMESA”) in

2016, the Government of
Puerto

Rico

has

made

progress

on

fiscal

matters

primarily

by

restructuring

a

large

portion

of

its

outstanding

public

debt

and
identifying funding sources for its underfunded pension system.
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

There

are

other

indicators

that

gauge

economic

activity

and

are

published

with

greater

frequency,

for

example,

the

Economic
Development

Bank

for

Puerto

Rico’s

Economic

Activity

Index

(“EDB-EAI”).

Although

not

a

direct

measure

of

Puerto

Rico’s

real
GNP,

the

EDB-EAI

is

correlated

to

Puerto

Rico’s

real

GNP.

For

August

2023,

preliminary

estimates

showed

that

the

EDB-EAI
decreased 0.2%

on a

month-over-month

basis; however,

the EDB-EAI

increased 3.3%

when compared

to August

2022. Over

the 12-
month period ended August 31, 2023, the EDB-EAI averaged 125.8,

approximately 0.6% above the comparable figure a year earlier.

Labor

market

trends

remain

positive.

Data

published

by

the

Bureau

of

Labor

Statistics

showed

that

September

2023

payroll
employment in Puerto

Rico increased by

2.3% when compared

to September 2022,

supported by a year-over

-year increase of 9.4%

in
Leisure

and

Hospitality
payroll

employment

and

a

11.9%

year-over-year

increase

in
Construction
-related

payroll

employment
.

The
unemployment rate stood at 6.0% as of September 2023.
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
in fiscal years 2023

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

On August 25, 2023,

the PROMESA oversight board

announced that it filed

the third amended Plan

of Adjustment to reduce

more
than $10 billion

of total asserted

claims by various

creditors against PREPA

by approximately 80%

to $2.5 billion,

excluding pension
liabilities.

According

to

the

PROMESA

oversight

board,

bondholders

who

support

the

plan

would

recover

12.5%

of

their

original
asserted claim, while

bondholders who

do not agree

to the proposed

plan would recover

3.5% of

their asserted claim.

Combined with
other previous

agreements and

settlements that

remain in

place, approximately

43% of

PREPA’s

creditors support

the third

amended
plan.

In

addition

to

conforming

to

Judge

Taylor

Swain’s

ruling

made

in

June,

the

amended

plan

also

conforms

to

the

previously
disclosed

debt

sustainability

analysis

in

the

revised

PREPA

Fiscal

Plan

certified

in

June

2023

that

is

based

on

the

most

recent
projections of

PREPA’s

operating costs

and future

demand for

its services.

The PREPA

pension treatment

remains unchanged

under
the third

amended

plan. PREPA

retirees will

be paid

in full

for

all benefits

earned

through the

effective

date of

the plan.

After

that
date, no further benefits can be

earned under the defined benefit plan

by existing or new participants. The

disclosure statement hearing
for

the amended

plan

has

been

scheduled

for

November

14, 2023,

and

the

confirmation

hearing

is expected

to take

place

in

March
2024, according to a court order dated September 11,

2023.
Other Developments
Notable

progress

continues

to

be

made

as

part

of

the

ongoing

efforts

of

prioritizing

the

restoration,

improvement,

and
modernization of

Puerto Rico’s

infrastructure, particularly

in the aftermath

of Hurricane

Maria in 2017.

During the first

eight months
of 2023,

over $2.6 billion

in disaster relief

funds have

been disbursed

through FEMA

Public Assistance program

and the Department
of

Housing

and

Urban

Development’s

“Community

Development

Block

Grant”

program,

an

81%

increase

when

compared

to

the
same period in

2022.

These funds will

continue to play

a key role

in supporting Puerto

Rico’s economic

stability and are

expected to
have

a

positive

impact

on

the

Island’s

infrastructure.

For

example,

approximately

86%

of

the

projects

that

FEMA

has

obligated

to
address damage

caused by

Hurricane Maria

have resources

to reinforce

their infrastructure,

among other

hazard mitigation

measures,
that will prepare these facilities for

future weather events. To

date, the agency has allocated over

$31 billion for nearly 10,800 projects
under

its

Public

Assistance

program

of

which

2,069

permanent

works

have

been

completed

while

over

2,800

are

currently

in

the
process of construction, according to the Central Office for Recovery,

Reconstruction and Resiliency (“COR3”).
On June

21, 2023,

Fitch Ratings

issued a

credit rating

research note

highlighting the

government’s

commitment

to improving

its
continuing

disclosure

practices and

the release

of

the 2021

audited

financial

statements.

The

government

has

made

great strides

in
recent

years with

regards to

its financial

transparency

and is

on target

to release

its audited

financial

statements on

time and

in line
with regulatory expectations.
On

October

17,

2023,

the

Government

of

Puerto

Rico

announced

the

execution

of

a

$2.85

billion

concession

agreement

with
Puerto

Rico

Tollroads

LLC

(“PR

Tollroads”),

a

subsidiary

of

Abertis

Infraestructuras

SA,

to

operate,

maintain,

and

improve

the
Puerto Rico

toll roads

currently managed

by HTA.

Pursuant to

the agreement,

PR Tollroads

will pay

HTA

a concession

fee of

about
$2.85 billion which

will enable HTA

to pay off

approximately $1.6 billion

of its outstanding

debt. In addition,

the concession fee

will
provide an

estimated $1.1

billion in

new funding

to be

dedicated for

road-maintenance

purposes and

other long-term

investments of
transportation projects.

Exposure to Puerto Rico Government
As of September

30, 2023, the Corporation

had $294.9 million

of direct exposure

to the Puerto Rico

government, its municipalities
and

public

corporations,

compared

to

$338.9

million

as

of

December

31,

2022.

As

of

September

30,

2023,

approximately

$188.9
million of the

exposure consisted of loans

and obligations of municipalities

in Puerto Rico that

are supported by assigned

property tax
revenues

and

for

which,

in

most

cases,

the

good

faith,

credit

and

unlimited

taxing

power

of

the

applicable

municipality

have

been
pledged to their

repayment, and $59.2

million consisted of

loans and obligations

which are supported

by one or more

specific sources
of municipal

revenues. Approximately

73% of the

Corporation’s

exposure to Puerto

Rico municipalities consisted

primarily of

senior
priority loans

and obligations concentrated

in four of

the largest municipalities

in Puerto Rico.

The municipalities are

required by law
to levy

special property

taxes in

such amounts

as are

required for

the payment

of all

of their

respective general

obligation bonds

and
notes. Furthermore,

municipalities are

also

likely to

be affected

by the

negative

economic and

other

effects

resulting

from

expense,
revenue, or cash management measures taken to address

the Puerto Rico government’s

fiscal problems and measures included in fiscal
plans

of

other

government

entities.

In

addition

to

municipalities,

the

total

direct

exposure

also

included

$8.9

million

in

loans

to an
affiliate

of PREPA,

$34.7

million in

loans to

agencies or

public corporations

of the

Puerto Rico

government,

and obligations

of the
Puerto Rico

government,

specifically a

residential pass-through

MBS issued

by the

PRHFA,

at an

amortized

cost of

$3.2 million

as
part of its available-for-sale debt securities portfolio (fair value of $1.4 million as of September 30, 2023).
The

following

table

details

the

Corporation’s

total

direct

exposure

to

Puerto

Rico

government

obligations

according

to

their
maturities:
As of September 30, 2023
Investment
Portfolio
(Amortized
cost) Loans
Total

Exposure
(In thousands)
Puerto Rico Housing Finance Authority:

After 10 years
$ 3,204 $ - $ 3,204
Total

Puerto Rico Housing Finance Authority
3,204 - 3,204
Agencies and public corporation of the Puerto Rico government:

After 1 to 5 years
- 9,330 9,330

After 5 to 10 years
- 25,376 25,376
Total agencies and public

corporation of the Puerto Rico government
- 34,706 34,706

Affiliate of the Puerto Rico Electric Power Authority:

Due within one year
- - -

After 1 to 5 years
- 8,938 8,938
Total Puerto Rico government

affiliate
- 8,938 8,938
Total

Puerto Rico public corporations and government affiliate
- 43,644 43,644
Municipalities:

Due within one year
3,159 7,179 10,338

After 1 to 5 years
51,133 52,323 103,456

After 5 to 10 years
35,831 81,858 117,689

After 10 years
16,595 - 16,595
Total

Municipalities
106,718 141,360 248,078
Total

Direct Government Exposure
$ 109,922 $ 185,004 $ 294,926

In

addition,

as

of

September

30,

2023,

the

Corporation

had

$79.3

million

in

exposure

to

residential

mortgage

loans

that

are
guaranteed by

the PRHFA,

a governmental instrumentality

that has been

designated as a

covered entity under

PROMESA (December
31,

2022

–

$84.7

million).

Residential

mortgage

loans

guaranteed

by

the

PRHFA

are

secured

by

the

underlying

properties

and

the
guarantees serve

to cover shortfalls

in collateral in

the event of

a borrower default.

The Puerto Rico

government guarantees up

to $75
million

of

the

principal

for

all

loans

under

the

mortgage

loan

insurance

program.

According

to

the

most

recently

released

audited
financial

statements

of

the

PRHFA,

as

of

June

30,

2022,

the

PRHFA’s

mortgage

loans

insurance

program

covered

loans

in

an
aggregate

amount

of

approximately

$418

million.

The

regulations

adopted

by

the

PRHFA

require

the

establishment

of

adequate
reserves to

guarantee

the solvency

of the

mortgage loans

insurance program.

As of

June 30,

2022, the

most recent

date as

of which
information is available, the PRHFA

had a liability of approximately $1 million as an estimate of the losses inherent in the portfolio.
As of September

30, 2023, the Corporation

had $2.8 billion

of public sector

deposits in Puerto

Rico, compared to

$2.3 billion as

of
December

31,

2022.

Approximately

22%

of

the

public

sector

deposits

as

of

September

30,

2023

were

from

municipalities

and
municipal agencies in Puerto Rico and 78% were from

public corporations, the Puerto Rico central government and

agencies, and U.S.
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

GDP,

also decreased.
Over the

past two

years, the

USVI has

been recovering

from the

adverse impact

caused by

COVID-19 and

has continued

to make
progress on

its rebuilding

efforts related

to Hurricanes

Irma and

Maria, which

occurred in

2017. According

to data

published by

the
government, over

$4.9 billion in

disaster recovery

funds were disbursed

as of August

2023 and $5.8

billion were remaining

obligated
funds waiting to

be disbursed. On the

fiscal front, revenues

have trended positively

and the USVI government

successfully completed
the restructuring

of the

government employee

retirement system.

Moreover,

labor market

trends are

stable with

payroll employment
for the month of September 2023, up 1.1% when compared to September

2022.
Finally, PROMESA

does not apply to

the USVI and, as such,

there is currently no federal

legislation permitting the restructuring

of
the debts of the USVI and

its public corporations and instrumentalities.

To the

extent that the fiscal condition of the

USVI government
deteriorates

again,

the

U.S.

Congress

or

the

government

of

the

USVI

may

enact

legislation

allowing

for

the

restructuring

of

the
financial

obligations

of

the

USVI

government

entities

or

imposing

a

stay

on

creditor

remedies,

including

by

making

PROMESA
applicable to the USVI.

As of September 30, 2023, the Corporation had $87.5 million

in loans to USVI public corporations, compared to $38.0 million as of
December 31,

2022. The increase

in loans to

USVI public corporations

was driven by

the aforementioned $55.8

million line of

credit
utilization.

As of September 30, 2023, all loans were currently performing and up to date on principal and interest payments.

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
of September

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

ended September

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

30, 2023.
Issuer Purchases of Equity Securities
The

following

table

provides

information

in

relation

to

the

Corporation’s

purchases

of

its

common

stock

during

the

quarter

ended
September 30, 2023.
Period
Total Number of Shares
Purchased

Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar Value
of Shares That May Yet

be
Purchased Under These
Plans or Programs (In
thousands) (1)
July 1, 2023 - July 31, 2023 1,424,636 $ 13.37 1,424,636 $ 280,954
August 1, 2023 - August 31, 2023 2,142,034 14.45 2,142,034 250,000
September 1, 2023 - September 30, 2023 1,826,566 13.69 1,825,788 225,000
Total 5,393,236
(2) (3)
5,392,458
(1)
During the

third quarter

of 2023,

the Corporation

completed the

$350 million

stock repurchase

program approved

by the

Board of

Directors on

April 27,

2022. On

July 24,

2023, the
Corporation announced that its

Board of Directors approved

a new stock repurchase

program, under which the

Corporation may repurchase

up to $225 million of

its outstanding common
stock. The

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
(2)
Includes 5,392,458 shares of common stock repurchased in the open market at an average price of $13.91 for a total purchase price of approximately $75 million.
(3)
Includes 778 shares

of common stock

withheld by the

Corporation to cover

minimum tax

withholdings obligations in

connection with the

vesting of outstanding

restricted stock through
the withholding of shares.
ITEM 5.

OTHER INFORMATION
No director

or officer

(as defined

in Rule

16a-1(f) of

the Exchange

Act) of

the Corporation
adopted
, modified,

or
terminated

any
Rule 10b5-1 trading arrangement or

any
non-Rule
10b5-1

trading arrangement (as such terms are defined

in Item 408 of Regulation S-
K under the Exchange Act) during the quarter ended September 30, 2023.

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
104
The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in
Inline XBRL (included within the Exhibit 101 attachments)

SIGNATURES
Pursuant to

the requirements

of the

Securities Exchange

Act of

1934, the

Corporation has

duly caused

this report

to be

signed on

its
behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant
Date:

November 8, 2023
By:

/s/ Aurelio Alemán

Aurelio Alemán

President and Chief Executive Officer
Date: November 8, 2023
By:

/s/ Orlando Berges

Orlando Berges

Executive Vice President and Chief Financial Officer