Form 10-K
period 2023-12-31
FIRST BANCORP /PR/
filed 2024-02-28
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
(Mark one)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT
OF 1934
For the Fiscal Year Ended
December 31, 2023
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

2023 (the last trading day of the registrant’s

most recently completed second
fiscal quarter) was $
2,096,201,179

based on the closing price of $12.22 per share of the registrant’s common stock on the New York

Stock Exchange on June 30, 2023. The registrant had no
nonvoting common equity outstanding as of June 30, 2023.

For the purposes of the foregoing calculation only,

the registrant has defined affiliates to include (a) the executive officers named in
Part III of this Annual Report on Form 10-K; (b) all directors of the registrant; and (c) each shareholder,

including the registrant’s employee benefit

plans but excluding shareholders that file on
Schedule 13G, known to the registrant to be the beneficial owner of 5% or more of the outstanding shares of common stock of the registrant as of June 30, 2023. The registrant’s

response to
this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.
Indicate the number of shares outstanding of each of the

registrant’s classes of common stock,

as of the latest practicable date:
167,317,829

shares as of February 21, 2024.
Documents incorporated by reference:
Portions of the definitive proxy statement relating to

the registrant’s annual meeting of stockholders

scheduled to be held on May 23, 2024 are
incorporated by reference in response to Items 10, 11,

12, 13 and 14 of Part III of this Form 10-K.

FIRST BANCORP.
2023 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART

I
Item 1.
Business
5
Item 1A.
Risk Factors
21
Item 1B.
Unresolved Staff Comments
35
Item 1C.
Cybersecurity
35
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
114
Item 8.
Financial Statements and Supplementary Data
115
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
235
Item 9A.
Controls and Procedures
235
Item 9B.
Other Information
235
Item 9C.
Disclosure regarding Foreign Jurisdictions that Prevent Inspections
235
PART

III
Item 10.
Directors, Executive Officers and Corporate Governance
236
Item 11.
Executive Compensation
236
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
236
Item 13.
Certain Relationships and Related Transactions, and Director Independence
236
Item 14.
Principal Accountant Fees and Services
237
PART

IV
Item 15.
Exhibits and Financial Statement Schedules
237
Item 16.
Form 10-K Summary
237
Exhibit Index
SIGNATURES

Forward-Looking Statements
This Annual

Report on

Form 10-K

(this “Form 10-K”)

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
date made

or,

with respect

to such

forward-looking statements

contained in

this Form

10-K, the

date hereof,

and advises readers

that
any such

forward-looking statements

are not

guarantees of

future performance

and involve

certain risks,

uncertainties, estimates,

and
assumptions

by us

that are

difficult

to predict

.

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
●
the effect

of the

current interest

rate environment

or changes

in interest

rates on

the level,

composition

and performance

of
the

Corporation’s

assets

and

liabilities,

and

corresponding

effects

on

the

Corporation’s

net

interest

income,

net

interest
margin, loan originations, deposit attrition, overall results of operations,

and liquidity position;
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

the BVI, including in the

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
●
the ability

of the

Corporation, FirstBank,

and third-party

service providers

on which

we rely

to identify

and prevent

cyber-
security incidents, such as data security breaches,

ransomware, malware, “denial of service” attacks,

“hacking,” identity theft,
and state-sponsored

cyberthreats, and

the occurrence

of and

response to

any such

cybersecurity incidents

that occur,

such as
an

April

2023

security

incident

at

one

of

our

third-party

vendors,

which

may

result

in

misuse

or

misappropriation

of
confidential

or

proprietary

information,

disruption,

or

damage

to

our

systems

or

those

of

third-party

service

providers

on
which we rely, increased

costs and losses and/or adverse effects

to our reputation;

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
●
the ability of FirstBank to generate sufficient cash flow to make dividends to the Corporation;
●
environmental, social and governance (“ESG”) matters, including our climate-related initiatives and commitments;
●
the impacts

of natural

or man-made

disasters, the

emergence or

continuation of

widespread health

emergencies, geopolitical
conflicts (including

sanctions, war or

armed conflict, such

as the ongoing

conflict in Ukraine,

the conflict between

Israel and
Hamas, and

the possible

expansion of

such conflicts

in surrounding

areas and

potential geopolitical

consequences),

terrorist
attacks,

or

other

catastrophic external

events,

including

impacts of

such

events on

general economic

conditions

and

on the
Corporation’s assumptions regarding

forecasts of economic variables;
●
the

risk

that

additional

portions

of

the

unrealized

losses in

the

Corporation’s

debt

securities portfolio

are

determined

to

be
credit-related, resulting

in additional

charges to

the provision

for credit

losses on

the Corporation’s

debt securities

portfolio,
and

the

potential

for

additional

credit

losses

that

could

emerge

from

the

downgrade

of

the

U.S.’s

Long-Term

Foreign-
Currency Issuer Default Rating to ‘AA+’ from ‘AAA’

in August 2023 and subsequent negative ratings outlooks;

●
the impacts of applicable

legislative, tax, or regulatory

changes, as well as of

the 2024 U.S. and

Puerto Rico general election,
on the Corporation’s financial condition

or performance;
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

undertake

to,

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

for FirstBank. Through

its subsidiaries, including

FirstBank, the Corporation

provides full-service commercial
and

consumer

banking

services,

mortgage

banking

services,

automobile

financing,

insurance

agency

services,

and

other

financial
products and

services in

Puerto Rico,

the U.S.,

the USVI

and the

BVI. As

of December

31, 2023,

the Corporation

had total assets

of
$18.9 billion, including loans of $12.2 billion, total deposits of $16.6 billion, and total stockholders’ equity of $1.5 billion.
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

the Insurance Commissioner of the

Commonwealth of Puerto
Rico (the “Insurance Commissioner of Puerto Rico”) and the Division of

Banking, Insurance and Financial Regulation in the USVI.

FirstBank conducts its

business through its main

office located in

San Juan, Puerto Rico,

58 banking branches

in Puerto Rico, eight
banking

branches

in

the

USVI

and

the

BVI,

and

eight

banking

branches

in

the

state

of

Florida.

FirstBank

has

six

wholly-owned
subsidiaries

with

operations

in

Puerto

Rico:

First

Federal

Finance

Corp.

(d/b/a

Money

Express

La Financiera),

a

finance

company
specializing

in

the

origination

of

small

loans

with

25

offices

in

Puerto

Rico;

First

Management

of

Puerto

Rico,

a

Puerto

Rico
corporation,

which

holds

tax-exempt

assets;

FirstBank

Overseas

Corporation,

an

international

banking

entity

(an

“IBE”)

organized
under

the

International

Banking

Entity

Act

of

Puerto

Rico;

two

companies

engaged

in

the

operation

of

certain

real

estate

owned
(“OREO”)

properties

and

limited

liability

corporation

organized

in

2022

under

the

laws

of

the

Commonwealth

of

Puerto

Rico

and
Puerto

Rico

Tax

Incentive

Code

(“Act

60

of

2019”),

which

commenced

operations

in

2023

and

engages

in

qualified

investing

and
lending transactions.
For a

discussion of

certain significant

events that

have occurred

in the

year ended

December 31,

2023, please

refer to

“Significant
Events” included in Part II, Item

7, “Management’s

Discussion and Analysis of Financial Condition

and Results of Operations” of this
Form 10-K.
BUSINESS SEGMENTS
The Corporation has six reportable segments: Commercial and Corporate

Banking; Mortgage Banking; Consumer (Retail) Banking;
Treasury and Investments; United States

Operations; and Virgin

Islands Operations. These segments are described below,

as well as in
Note 27 – “Segment Information” to the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K.
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

the FHA, the

VA

or the RD programs

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

,

ATMs

and online

banking

in the

Puerto

Rico region.

Loans

to consumers

include

auto
loans, finance leases, boat and personal loans, credit card

loans, and lines of credit.

Deposit products include interest-bearing and non-
interest-bearing

checking

and

savings

accounts,

Individual

Retirement

Accounts

(“IRAs”)

and

retail

certificates

of

deposit

(“retail
CDs”). Retail

deposits gathered

through each

branch of

FirstBank’s

retail network

serve as one

of the

funding sources

for its

lending
and investment

activities. This

segment also

includes the

Corporation’s

insurance agency

activities in

the Puerto

Rico region

through
FirstBank Insurance Agency.
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

eight banking
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

of St.

Thomas,

St.
Croix,

and

St.

John

in

the

USVI,

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

CORPORATE SUSTAINABILITY

PROGRAM OVERVIEW

The

Corporation

is

committed

to

supporting

our

clients,

employees,

shareholders

and

communities

in

which

we

serve.

Our
Corporate Sustainability program,

which includes environmental,

social and governance

(“ESG”) matters, builds

on the Corporation’s
core

values,

including

being

a

socially

responsible

company.

The

Corporation

sees

effective

ESG

management

as

a

critical

step
towards a sustainable, inclusive and successful future.

During

2021,

the

Corporation

adopted

an

ESG

framework

through

which

it

established

and

communicated

its

corporate
sustainability

strategy

and

overarching

governance

policy.

In

2023,

the

Corporation

continued

evolving

its Corporate

Sustainability
program,

including

the

publication

of

its

annual

First

BanCorp.

Corporate

Sustainability

Report

for

2022

(the

“2022

Report”).

The
2022

Report

disclosed

information

on

a

wide

range

of

ESG

topics,

including

governance

and

oversight;

business

ethics

and
compliance;

responsible

marketing

and

sales

practices;

ESG

integration

in

credit

analysis;

data

security

and

cyber

management;
people and culture; community impact; and environmental stewardship.
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

FirstBanCorp.’s

Sustainability

Policy,

which

was

approved

by

the
Corporation’s

Board of

Directors in 2022,

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

employer of

choice

within our

primary operating

regions, which

we believe

is achieved

and sustained

by adding

value

to our
employees’

lives

and

providing

satisfying

and

evolving

work

experience.

The

core

of

our

employer

value

proposition,

“The
Experience of Being 1,” is our commitment to our employees’ well-being,

success, professional development, and work environment.
Employees
As of

December 31,

2023, the

Corporation and

its subsidiaries

had 3,168

regular employees

representing a

1% increase

in overall
headcount from

December 31,

2022. The

Corporation had

2,797 employees

in the

Puerto Rico

region, 209

employees in

the Florida
region,

and

162

employees

in

the

Virgin

Islands

region.

As

of

December

31,

2023,

approximately

67%

of

the

total

employee
population and 57% of management positions were women.

Oversight
Our

Human

Resources

Division

reports

directly

to

the

Corporation’s

Chief

Risk

Officer

and

manages

all

elements

of

the
Corporation’s

human

capital

programs

and

strategies,

including

talent

management,

talent

acquisition,

engagement,

learning

and
development, compensation and benefits.
The Human

Resources Division’s

efforts are

also overseen

by the

Corporation’s

Chief Executive

Officer (CEO)

and the

executive
management

team

through

regular

work-related

interactions.

Our

leaders

focus

on

strengthening

employee

management

and
engagement

and

maximizing

collaboration

between

departments

and

talents

by

promoting

an

open-door

culture

that

stimulates
frequent communication

between employees

and management.

This provides

more opportunities

to identify

employees' needs,

obtain
feedback

about

their

work-life

experience,

and

act

upon

such

feedback

to

improve

employee

engagement.

In

addition,

the
Corporation’s

Board

of

Directors

and

its

Compensation

and

Benefits

Committee

monitor

and

are

regularly

updated

on

the
Corporation’s human capital management

strategies.

Talent

Management
First BanCorp.

is an equal opportunity

employer which considers qualified candidates

for employment to fill its

open positions. We
focus

our

efforts

on attracting

and

retaining

the

best

talent for

the Corporation,

including

college

graduates,

and promoting

internal
mobility. The

attraction and selection process includes:
●
Promoting and posting our vacant positions

internally and externally;
●
Building our employer brand by participating in professional events and job fairs and maintaining

relationships

with
universities through internship programs and career forums;
●
Collaboration with hiring managers to ensure an accurate match between roles and candidates to accelerate the recruitment
process and secure top candidates;
●
A robust management information system to enhance the effectiveness of the recruitment process and provide candidates with
a unique experience;

and
● A robust on-boarding process to engage and support new employees ’ induction process, including assignment of a “FirstPal”
from day one to help with the organizational culture

transition and learning process.
We

believe

that financial

security

is critical

for

our employees.

Our goal

is to

maintain

compensation

levels that

are competitive
with the

market

and comparable

job categories

in similar

organizations.

Our salary

administration

program

is designed

to provide

a
compensation

structure

that

is

consistent

with

our

employees’

level

of

responsibilities

to

attract

the

best

talent

for

each

job

and
commensurately pay for performance.
In addition

to base

salaries, some

job positions

are eligible

to participate

in variable

pay programs.

The Corporation

has incentive
programs

for

revenue

generation

and

sales

support

business

units.

The

incentive

programs

are

reviewed

annually

to

align

them

to
business

strategies

and

ensure

sound

risk

management.

Further,

the

Corporation’s

Management

Award

Program

recognizes

and
rewards

outstanding performance

for exempt

employees who

do not

participate in

other variable

pay programs.

The Corporation

also
has a

long-term

incentive plan

for top-performing

leaders and

employees with

high potential.

These programs

provide awards

based
upon

the

Corporation’s

and

individual’s

performance

and

are

key

for

the

attraction

and

engagement

of

the

best

talent.

The
Corporation’s

investment in its

employees has resulted

in a stable-tenured

workforce, with an

average tenure of

10 years of service

as
of December 31, 2023, and

a voluntary turnover rate of 10.97%,

mostly related to hourly employees

in call centers, collections centers
and branches. The Corporation measures turnover among high performers

;

such employees’ turnover rate was 2.8% for 2023.
Talent Development

and Engagement
We

believe

that a

culture of

learning and

development

maximizes the

talent of

human

capital and

is the

foundation for

sustained
business success. Our commitment to employee engagement continues throughout employees’ time with the Corporation.

Our

learning

and

development

program

strives

to

reflect

both

employees’

and

the

organization’s

needs.

The

Corporation

offers
more

than

8,000

training

opportunities

through

online

courses

and

in-person

or

virtual

classes,

as

well

as

development

activities,
special

projects,

and

partial

tuition

reimbursement

to

complete

a

bachelor’s

or

master's

degree

to

eligible

employees.

Training

is
offered on

various subjects within

five areas: fundamentals,

compliance and corporate

governance, specialized technical

subjects, soft
skills-professional development, and leadership skills.
In 2023

we provided

over 92 training

topics through

virtual and

in-person modalities

allowing our

employees to

continue learning
and complete development

plans. In 2023,

we delivered more

than 98,000 hours

of training and

each employee completed

an average
of 31 training hours.
Every

year

around

100

new

and

existing

supervisors

and

managers

receive

training

specialized

in

supervision

and

talent
management.

In addition, our leadership curriculum also

has a program to strengthen skills of

supervisors that includes several days of
training

and

encourages

managers

to

review

their

leadership

skills after

feedback

received

by

co-workers.

For

new

supervisors,

we
offer

a

program

intended

to

train

in

basic

supervision,

leadership

and

communication

skills,

and

our

human

resources

policies

and
practices.

In

addition,

our

program

for

active

supervisors

and

managers

encourages

leaders

to

review

their

leadership

skills

with
feedback

received from

instructors and

co-workers.

The program

has been

delivered

to 61%

of our

current leaders

since its

launch,
accounting for over 22,000 training hours.

In addition to these training opportunities, we have processes to promote professional development and career

growth, including the
promotion of internal

career opportunities, performance

management processes, annual

talent review,

and robust succession

planning.
We

also

encourage

employees

to

participate

in

our

commitment

to

our

communities

through

our

volunteer

and

community

reinvestment programs.

In 2023, our

employees supported 32

organizations with

more than 2,154

hours of volunteer

work. The Bank
also

encourages

its

employees

to

serve

on

non-profit

organizations’

boards

of

directors.

In

2023,

First

BanCorp

employees

were
members

of

the

board

of

directors

for

30

non-profit

organizations

across

the

Puerto

Rico,

Florida,

and

Virgin

Islands

regions

and
offered approximately 2,276 hours of service.
Health & Wellness

Health

and

well-being

programs

are

a

strong

component

of

the

benefits

we

provide

to

our

employees.

First

BanCorp.

provides
competitive benefits

programs to

address even

the most

pressing needs

of our

employees and

their families

to promote

occupational,
physical,

emotional,

and financial

health.

Our

comprehensive

wellness

package

includes

health,

dental

and

vision insurance

offered
through

different

insurance company

options that

enable employees

to choose

those that

best accommodate

their and

their families’
needs. We

also offer life

insurance and disability

plans,

as well as

a defined contribution

retirement plan option

where both employee
and employer contribute.

In addition, the Corporation

offers a fitness facility

in its main offices

which allows employees to

participate
in fitness activities including instructor-led wellness sessions.
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

Also,

more

flexible

work

arrangements

were

implemented

across

the

organization,
including

hybrid

work

for

the

Florida

region

and

certain

groups

in

Puerto

Rico,

such

as

Internal

Audit

and

Enterprise

Risk
Management.

Flexible

programs

are

constantly

under

review

for

expansion

and

amendment

according

to

business

demands

and
employees’ needs.

MARKET AREA AND COMPETITION
The

Corporation

operates

in

highly

competitive

markets

and

is

subject

to

significant

business,

economic

and

competitive
uncertainties

and contingencies.

In particular,

the banking

market

is highly

competitive in

Puerto Rico,

the main

geographic

service
area of

the Corporation.

As of December

31, 2023,

the Corporation

also had presence

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

USVI,

the

BVI,

and

the

state

of

Florida,

as well

as

financial

technology

(“fintech”)

companies

and

emerging

competition

from
digital

platforms.

The

Corporation’s

businesses

compete

with

these

other

firms

with

respect

to

the

range

of

products

and

services
offered and the types of clients, customers and industries served.
See Part I, Item 1A, “Risk Factors” for further discussion of risks related to competition.
SUPERVISION AND REGULATION
The

Corporation

and

FirstBank,

its

bank

subsidiary,

are

subject

to

comprehensive

federal

and

Puerto

Rican

supervision

and
regulation.

These

supervisory

and

regulatory

requirements

apply

to

all

aspects

of

the

Corporation’s

and

the

Bank’s

activities,
including commercial

and consumer

lending, deposit

taking, management,

governance and

other activities.

As part

of this

regulatory
framework, the

Corporation and

the Bank

are subject

to extensive

consumer financial

regulatory legal

and supervisory

requirements.
Further,

U.S.

financial

supervision

and

regulation

is

dynamic

in

nature,

and

supervisory

and

regulatory

requirements

are

subject

to
change

as

new

legislative

and

regulatory

actions

are

taken.

See

Part

I,

Item

1,

“Business–General”

above

for

additional

regulatory
oversight

and

supervision

of

FirstBank

Insurance

Agency.

Future

legislation

may

increase

the

regulation

and

oversight

of

the
Corporation and the

Bank. Any change in

applicable laws or regulations,

however, may

have a material adverse

effect on the business
of commercial banks and bank holding companies, including the Bank and the

Corporation.

The Corporation

is also

subject to

the disclosure

and

regulatory requirements

of the

Securities Act

of 1933,

as amended,

and

the
Securities

Exchange

Act

of

1934,

as amended,

both

as administered

by

the

SEC, as

well

as the

rules

applicable

to

companies

with
securities listed on the New York

Stock Exchange.
The following discussion summarizes

certain laws, regulations and policies

to which the Company is subject.

It does not address all
applicable laws, regulations

and policies that affect

the Company currently

or might affect

it in the future.

This discussion is

qualified
in its entirety by reference to the full texts of the laws, regulations and policies described.

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
Under

federal

law

and

Federal

Reserve

Board

policy,

a

bank

holding

company

such

as

the

Corporation

is

expected

to

act

as

a
source of strength

to its banking

subsidiaries and to

commit required

levels of support

to them. This

support may be

required at times
when,

absent

such

policy,

the

bank

holding

company

might

not

otherwise

provide

such

support.

In

the

event

of

a

bank

holding
company’s

bankruptcy,

any

commitment

by the

bank holding

company

to a

federal bank

regulatory

agency to

maintain capital

of a
subsidiary bank will

be assumed by

the bankruptcy trustee

and be entitled

to a priority

of payment. In

addition, any capital

loans by a
bank

holding

company

to

any

of

its

subsidiary

banks

must

be

subordinated

in

right

of

payment

to

deposits

and

to

certain

other
indebtedness

of

such

subsidiary

bank.

As

of

December

31,

2023,

and

the

date

hereof,

FirstBank

was

and

is

the

only

banking
subsidiary of the Corporation.
State-Chartered Non-Member Bank and Banking Laws and Regulations in General
FirstBank is

subject to

regulation and

examination by

the OCIF,

the CFPB

and the

FDIC, and

is subject

to comprehensive

federal
and state

(including, for

this purpose,

the Commonwealth

of Puerto

Rico) regulations

that regulate,

among other

things, the

scope of
its businesses, its

investments, its

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

The current rules require a minimum common

equity capital requirement and an
additional common equity Tier 1 capital conservation

buffer.

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

current expected

credit losses (“CECL”)

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
In

addition,

the

Collins

Amendment

to

the

Dodd-Frank

Act,

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
matured.

As of

December 31,

2023,

the Corporation

had $156.9

million

in TRuPs

that were

subject to

a full

phase-out

from

Tier

1
capital under the final regulatory capital rules discussed above.

Set forth below are the Corporation's and FirstBank's capital ratios as of December 31,

2023 based on Federal Reserve and FDIC
guidelines:
Banking Subsidiary
First BanCorp. FirstBank
Well-Capitalized
Minimum
As of December 31, 2023
Total capital (Total

capital to risk-weighted assets)
18.57% 18.36% 10.00%
CET1 Capital (CET1 capital to risk-weighted assets) 16.10% 16.33% 6.50%
Tier 1 capital ratio (Tier

1 capital to risk-weighted assets)
16.10% 17.11% 8.00%
Leverage ratio
(1)
10.78% 11.45% 5.00%
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
The principal

source of

funds for

the Corporation,

as a

parent holding

company,

is dividends

declared and

paid by

its subsidiary,
FirstBank. The

ability of

FirstBank to

declare and

pay dividends

on its

capital stock

is regulated

by the

Puerto Rico

Banking Law

of
1933,

as

amended

(the

“Puerto

Rico

Banking

Law”),

the

Federal

Deposit

Insurance

Act

(the

“FDIA”),

and

FDIC

regulations.

In
general

terms,

the

Puerto

Rico

Banking

Law

provides

that when

the

expenditures

of a

bank

are greater

than

receipts,

the

excess

of
expenditures over

receipts shall

be charged

against undistributed

profits of

the bank

and the

balance, if

any,

shall be

charged

against
the required

reserve fund

of the

bank. If

the reserve

fund is

not sufficient

to cover

such balance

in whole

or in

part, the

outstanding
amount must

be charged

against the

bank’s

capital account.

The Puerto

Rico Banking

Law provides

that, until

said capital

has been
restored to its original

amount and the reserve

fund to 20% of

the original capital, the

bank may not declare

any dividends. In general,
regulations

of

the

FDIA

and

the

FDIC

restrict

the

payment

of

dividends

when

a

bank

is

undercapitalized

(as

discussed

in

Prompt
Corrective

Action

below),

when

a

bank

has

failed

to

pay

insurance

assessments,

or

when

there

are

safety

and

soundness

concerns
regarding such bank.
Refer

to

Part

II,

Item

5,

“Market

for

Registrant’s

Common

Equity,

Related

Stockholder

Matters

and

Issuer

Purchases

of

Equity
Securities” of this Form 10-K for further information on the Corporation

’s distribution of dividends and repurchases

of common stock.
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
In

October

2023,

the

U.S.

federal

banking

regulatory

agencies

issued

a

final

rule

to

strengthen

and

modernize

their

regulations
implementing the

CRA. The

final rule,

among other

things, revises

the CRA

regulations to

better achieve

the CRA’s

core purpose

of
encouraging banks to help

meet the credit needs

of their local communities;

provides greater clarity

and consistency in the

application
of CRA regulations;

tailors performance standards,

data collection, and reporting

requirements to account

for differences in

bank size,
business model,

and local

conditions; and

promotes a

consistent regulatory

approach that

applies to

banks regulated

by the

OCC, the
Federal Reserve Board and the FDIC. The final rule takes effect on April 1, 2024, with staggered compliance dates of January

1, 2026,
and January 1, 2027.
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

In

January

2021,

major

legislative

amendments

to

U.S.

anti-money

laundering

requirements

became

effective

through

the
enactment

of

Division

F

of

the

National

Defense

Authorization

Act

for

fiscal

year

2021,

otherwise

known

as

the

Anti-Money
Laundering

Act

of

2020

(the

“AML

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

The

federal

banking

regulators

regularly

issue

guidance

regarding

cybersecurity

intended

to

enhance

cyber

risk

management
standards among financial

institutions. A financial

institution is expected

to establish multiple

lines of defense

and to ensure

their risk
management processes

address the

risk posed

by potential

threats to

the institution.

A financial

institution’s

management is

expected

to

maintain

sufficient

processes

to

effectively

respond

and

recover

the

institution’s

operations

after

a

cyber-attack.

A

financial
institution

is

also

expected

to

develop

appropriate

processes

to

enable

recovery

of

data

and

business

operations

if

a

critical

service
provider

of the

institution

falls victim

to this

type

of

a cyber-attack.

Our Corporate

Information

Security

Program

(“CISP”) reflects
these

requirements

and

outlines

our

overall

vision,

direction,

and

governance

efforts

to

protect

the

confidentiality,

integrity,

and
availability of customer information and prevent access by unauthorized personnel.
In

July

2023,

the

SEC

adopted

rules

requiring

registrants

to

disclose

material

cybersecurity

incidents

they

experience

and

to
disclose on

an annual

basis material

information

regarding their

cybersecurity

risk management,

strategy,

and governance.

The new
rules

require

registrants

to

disclose

on

the

new

Item

1.05

of

Form

8-K

any

cybersecurity

incident

they

determine

to

be

material
generally

within

four

business

days

of

such

determination

and

to

describe

the

material

aspects

of

the

incident’s

nature,

scope,

and
timing, as

well as

its material

impact or

reasonably likely

material impact

on the

registrant. The

new rule

also added

Regulation S-K
Item 106,

which requires

disclosure of

the registrant’s

processes, if

any,

for assessing,

identifying, and

managing material

risks from
cybersecurity

threats,

as

well

as

the

material

effects

or

reasonably

likely

material

effects

of

risks

from

cybersecurity

threats

and
previous cybersecurity

incidents on

the new

Item 1C.

Cybersecurity of

Form 10-K.

Item 106

also requires

registrants to

describe the
board

of

directors’

oversight

of

risks

from

cybersecurity

threats

and

management’s

role

and

expertise

in

assessing

and

managing
material risks from such threats. These disclosures were included in Part I, Item

1C, “Cybersecurity” to this Form 10-K.

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
In October

2022, the

SEC finalized

a rule

that directs

stock exchanges

to require

listed companies

to implement

clawback policies
to recover

incentive-based compensation

from current

or former

executive officers

in the

event of

certain financial

restatements, and
requires

companies

to,

among

other

things,

file

their

clawback

policies

as

Exhibit

97

of

Form

10-K.

Our

Compensation

Clawback
Policy is compliant with NYSE’s listing

standards pursuant to this new rule, and is filed as Exhibit 97.1 to this Form 10-K.
Prompt Corrective Action

The

“prompt

corrective

action”

provisions

of

the

FDIA

require

the

federal

bank

regulatory

agencies

to

take

prompt

corrective
action

against

any

insured

depository

institution

that

is

undercapitalized.

The

FDIA

establishes

five

capital

categories:

well-
capitalized,

adequately

capitalized,

undercapitalized,

significantly

undercapitalized,

and

critically

undercapitalized.

Well-capitalized
insured depository institutions significantly exceed the required minimum level for each relevant capital measure.

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

In

October

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
in order

to support growth

in the DIF

and progress

toward the FDIC’s

long-term goal

of a 2%

designated reserve

ratio. Progressively
lower

assessment

rate

schedules

will

take

effect

when

the reserve

ratio

reaches

2%

and

again

when

it

reaches

2.5%.

For

2023,

the
Corporation recognized an increase of

approximately $2.4 million in deposit insurance

expense, when compared to 2022, as

a result of
the increase on the initial base deposit insurance assessment rate.
In November 2023, the

FDIC approved a final rule

to implement a special assessment

to recover the loss to

the DIF associated with
protecting uninsured

depositors following

the closure

of Silicon Valley

Bank and

Signature Bank during

the first half

of 2023.

Under
the final

rule,

the FDIC

will

collect the

special assessment

at a

quarterly

rate of

3.36

basis points

beginning

with the

first

quarterly
assessment period

of 2024 (i.e,

January 1 through

March 31, 2024)

with an invoice

payment date

of June 28,

2024, and will

continue
to

collect

special

assessments

for

an

anticipated

total

of

eight

quarterly

assessment

periods.

The

base

for

the

special

assessment

is
equal to the

estimated uninsured deposits

reported for the

December 31, 2022

reporting period, adjusted

to exclude the

first $5 billion
of such amount. In association with this final rule,

during the fourth quarter of 2023, the Corporation

recorded a charge of $6.3 million
in the

consolidated statements

of income

as part

of “FDIC

deposit insurance

expenses,” which

reflects the

expected total

payment to
be made

to the

FDIC as

of December

31, 2023.

The FDIC

retains the

ability to

cease collection

early,

extend the

special assessment
collection period

beyond the

eight-quarter collection

period, or

impose an

additional shortfall

special assessment

on a

one-time basis
after the receiverships for the two banks are terminated.

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

this Form

10-K,
FirstBank IBE and FirstBank Overseas Corporation are operating under

IBE Act 52.
On February

16, 2024,

the Governor

of Puerto

Rico approved

Act 45

of 2024

which amends

the IBE

Act. The

amendments of

the
IBE Act are effective on

May 15, 2024, and, among other things,

the amendments include an increase to

the annual license fee paid by
the

IBEs

to

OCIF

from

$5

thousand

to

$25

thousand

and

amends

certain

other

compliance

matters.

The

Corporation

continues

to
evaluate the complete impact of the amendments but understands that they do not have a material impact to the Corporation.
Puerto Rico Income Taxes
Under the

Puerto Rico

Internal Revenue

Code of

2011,

as amended

(the “PR

Tax

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

However,

certain

subsidiaries

that

are organized

as limited

liability

companies

with

a partnership

election

are
treated as

pass-through entities

for Puerto

Rico tax

purposes. The

PR Tax

Code provides

a dividend

received deduction

of 100%

on
dividends received from “controlled” subsidiaries subject to taxation in Puerto Rico and 85% on dividends received from other

taxable
domestic corporations.

The

Corporation

has

maintained

an

effective

tax

rate

lower

than

the

maximum

statutory

rate

in

Puerto

Rico,

which

has

resulted
mainly

from conducting

business through

certain

entities

that have

special

tax treatments,

including

doing business

through

an

IBE
unit of the

Bank and through

FirstBank Overseas Corporation,

each of which

are generally exempt

from Puerto

Rico income taxation
under IBE

Act 52,

and through

a wholly-owned

subsidiary that

engages in

certain Puerto

Rico qualified

investing activities

that have
certain tax advantages under Act 60 of 2019.
United States Income Taxes

As

a

Puerto

Rico

corporation,

First

BanCorp.

is

treated

as

a

foreign

corporation

for

U.S.

and

USVI

income

tax

purposes

and,
accordingly,

is generally

subject to

U.S. and

USVI income

tax only

on its income

from sources

within the

U.S. and

USVI or

income
effectively

connected with

the conduct

of a

trade or

business in

those jurisdictions.

Any such

tax paid

in the

U.S. and

USVI

is also
creditable against the Corporation’s

Puerto Rico tax liability, subject

to certain conditions and limitations.
Insurance Operations Regulation
As a financial holding

company under the Bank

Holding Company Act, we

are permitted to engage

in a broader range of

activities,
including insurance activities, that are permitted to bank holding companies.
FirstBank Insurance Agency

is registered as an

insurance agency with

the Insurance Commissioner of

Puerto Rico and is subject

to
regulations issued by

the Insurance Commissioner

of Puerto Rico and

the Division of

Banking, Insurance and

Financial Regulation in
the USVI

relating to,

among other

things, the

licensing of

employees and

sales and

solicitation and

advertising practices,

and by

the
Federal Reserve

Board as

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

(under “Investor Relations”)

or directly
through

the

Corporation’s

investor

relations

website,

fbpinvestor.com,

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

(under Corporate Governance):
•

Code of Ethics for CEO and Senior Financial Officers (the “Code of

Ethics”)
•

Code of Ethical Conduct applicable to all employees
•

Independence Principles for Directors
•

Corporate Sustainability/ESG Reports
•

Sustainability Policy
The Corporate

Governance Guidelines and

Principles and the

aforementioned charters

and documents may

also be obtained

free of
charge

by

sending

a written

request

to

Mrs. Sara

Alvarez Cabrero

,

Executive

Vice

President,

General

Counsel

and

Secretary

of the
Board, PO Box 9146, San Juan, Puerto Rico 00908.
Website addresses

referenced in this Form 10-K

are provided as textual references

and for convenience only,

and the content on the
referenced

websites does

not constitute

a part

of this

Form

10-K

or any

other report

or document

that the

Corporation

files with

or
furnishes to the SEC.

Item 1A. Risk Factors
Below

is a

discussion

about material

risks

and

uncertainties that

could

impact

the Corporation’s

businesses,

results

of operations
and financial condition,

including by causing

the Corporation’s

actual results to differ

materially from those

projected in any forward-
looking statements. Other risks

and uncertainties, including those

not currently known to the

Corporation or its management and

those
that

the

Corporation

or

its management

currently

deems

to

be

immaterial,

could

also

materially

adversely

affect

the Corporation

in
future periods. Thus, the following

should not be considered a complete

discussion of all of the risks and

uncertainties the Corporation
may face. See the discussion under “Forward-Looking Statements,” in this Form 10-K.
RISKS RELATING TO

THE BUSINESS ENVIRONMENT AND OUR INDUSTRY

The effect

of the

current interest

rate environment

or changes

in interest

rates or

the level

or composition

of the

Corporation’s
assets

and

liabilities

may

impact

the

Corporation’s

net

interest

income,

net

interest

margin,

loan

originations,

deposit

attrition,
overall results of operations, and its liquidity position.
Net interest

income is

the difference

between the

amounts received

by us

on our

interest-earning assets

and the

interest paid

by us
on

our

interest-bearing

liabilities.

Differences

in

the

re-pricing

structure

of

our

assets

and

liabilities

may

result

in

changes

in

our
profits when

interest rates

change. For

instance, higher

interest rates

increase the

cost of

mortgage and

other loans

to consumers

and
businesses and

may

reduce

future demand

for such

loans, which

may

negatively

impact our

profits by

reducing

the amount

of loan
interest

income

due

to declines

in

volume.

Interest

rates

are highly

sensitive

to many

factors

that

are beyond

our

control,

including
general

economic

conditions,

inflationary

trends,

changes

in

government

spending

and

debt

issuances

and

policies

of

various
governmental and regulatory agencies, in particular,

the Federal Reserve Board.
Additionally,

basis risk is

the risk of

adverse consequences resulting

from unequal changes

in the difference,

also referred to

as the
“spread” or

basis, between

the rates

for two

or more

different

instruments with

the same

maturity and

occurs when

market rates

for
different financial

instruments or

the indices

used to

price assets and

liabilities change

at different

times or

by different

amounts. For
example, the interest expense

for liability instruments might

not change by the

same amount as interest income

received from loans

or
investments.

To

the

extent

that

the

interest

rates

on

loans

and

borrowings

change

at

different

rates

and

by

different

amounts,

the
margin between

our variable rate-based

assets and the cost

of the interest-bearing

liabilities might be

compressed and adversely

affect
net interest income.

Also, changes

in interest

rates may

impact demand

for new

loan originations,

affect the

composition of

the Corporation’s

interest-
earning

assets,

and

may

impact

the

extent

of

any

re-shifting

between

non-interest-bearing

and

interest-bearing

liabilities.

Further,
changes in interest rates impact the value of our

fixed-rate securities. Any unrealized gains or losses from

these portfolios impact other
comprehensive income, stockholders’

equity,

and the tangible common

equity ratio. Any realized gains

or losses from these

portfolios
impact regulatory capital ratios.

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
The

volatility

in

the

financial

services

industry,

including

failures

or

rumored

failures

of

other

depository

institutions,

and
actions taken by governmental

agencies to stabilize the financial

system, could result in,

among other things, bank deposit

runoffs,
liquidity constraints, and increased regulatory requirements and costs.
The

closure

and

placement

into receivership

with

the

FDIC of

certain

large

U.S.

regional

banks

with

assets over

$100

billion

in
March

and

May

2023,

and

adverse

developments

affecting

other

banks,

resulted

in

heightened

levels

of

market

volatility

and
consequently

negatively

impacted

customer

confidence

in

the

safety

and

soundness

of

financial

institutions.

These

developments
resulted in certain

regional banks experiencing

higher than normal

deposit outflows and

an elevated level

of competition for

available
deposits in

the market.

The impact

of market

volatility from

the adverse

developments in

the banking

industry,

along with

continued
elevated

interest rates

on our

business and

related

financial results,

will depend

on future

developments,

which

are highly

uncertain
and difficult to predict.

In

the

aftermath

of

these

bank

failures,

the

banking

agencies

have

increased

regulatory

requirements

and

costs

that

may

impact
capital ratios or the FDIC deposit insurance premium.

For example, in November 2023, the FDIC approved

a final rule to implement a
special

assessment

to

recover

the

loss

to

the

DIF

associated

with

protecting

uninsured

depositors

following

the

closure

of

Silicon
Valley

Bank and

Signature Bank

during the

first half

of 2023.

Under the

final rule,

the FDIC

will collect

the special

assessment at

a
quarterly rate of 3.36 basis points beginning with

the first quarterly assessment period of 2024 (i.e, January

1 through March 31, 2024)
with an initial invoice

payment date of

June 28, 2024,

and will continue

to collect special

assessments for an

anticipated total of

eight
quarterly

assessment

periods.

The

base

for

the

special

assessment

is

equal

to

the

estimated

uninsured

deposits

reported

for

the
December 31, 2022

reporting period, adjusted

to exclude the

first $5 billion

of such amount.

In association with

this final rule,

during
the

fourth

quarter

of

2023,

the

Corporation

recorded

a

charge

of

$6.3

million

in

the

consolidated

statements

of

income

as

part

of
“FDIC deposit insurance

expenses,” which reflects

the expected total

payment to be

made to the FDIC

as of December

31, 2023. The
FDIC retains

the ability

to cease

collection early,

extend the

special assessment

collection period

beyond the

eight-quarter collection
period,

or

impose

an

additional

shortfall

special

assessment

on

a

one-time

basis

after

the

receiverships

for

the

two

banks

are
terminated.
Difficult

market

and

general

economic

conditions

have

affected

the

financial

industry

and

could

adversely

affect

us

in

the
future.
Given that most of our business is in Puerto Rico and the

U.S. and given the degree of interrelation between

Puerto Rico’s economy
and that

of the

U.S., we

are exposed

to downturns

in the

U.S. economy,

including factors

such as

employment levels

in the

U.S. and
real

estate

valuations.

The

deterioration

of

these

conditions

has

adversely

affected

us

in

the

past

and

in

the

future

could

adversely
affect

the

credit

performance

of

mortgage

loans,

and

result

in

significant

write-downs

of

asset

values

by

financial

institutions,
including U.S. government-sponsored entities (“GSEs”)

as well as major commercial banks and investment banks.

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

GSEs

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

Any deterioration

of economic

conditions in

the U.S.

and disruptions

in the

financial markets

could adversely

affect our

ability to
access capital,

our business,

financial condition,

and results

of operations.

Unfavorable or

uncertain economic

and market

conditions
have

been

and

could

cause

declines

in

economic

growth,

business

activity

or

investor

or

business

confidence;

limitations

on

the
availability or

increases in

the cost

of credit

and capital;

increases in inflation

or interest rates;

high unemployment;

natural disasters;
epidemics and pandemics; or a combination of these or other factors.
Additionally,

the

residential

mortgage

loan

origination

business

is

impacted

by

home

values

and

has

historically

been

cyclical,
enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. During periods
of rising

interest rates,

including

the series

of interest

rate increases

that have

occurred, the

refinancing

of many

mortgage

products
tends to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced.

Any sustained

period of

increased delinquencies,

foreclosures, or

losses could

adversely affect

our ability

to sell

loans, the

prices
we receive

for loans,

the values

of mortgage

loans held

for sale,

or residual

interests in

securitizations, which

could adversely

affect
our

financial

condition

and

results

of

operations.

In

addition,

any

additional

material

decline

in

real

estate

values

would

further
weaken the loan-to-value

ratios and increase

the possibility of

loss if a

borrower defaults. In

such event, we

will be subject

to the risk
of loss on such real estate arising from borrower defaults to the extent not covered by third-party credit enhancements.
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
A significant

portion

of the

Corporation’s

business activities

and credit

exposure

is concentrated

in the

Commonwealth of

Puerto
Rico, which has undergone significant economic challenges

and debt reforms over the last decade.
On

June

15,

2023,

the

Puerto

Rico

Planning

Board

(“PRPB”)

presented

the

updated

Economic

Report

to

the

Governor,

which
provides

an

analysis

of

Puerto

Rico’s

economy

during

fiscal

year

2022

and

a

short-term

forecast

for

fiscal

years

2023

and

2024.
According

to

the

PRPB,

Puerto

Rico’s

real

gross

national

product

(“GNP”)

expanded

by

3.7%

in

fiscal

year

2022,

which

was

the
highest annual real GNP

growth registered in Puerto

Rico since fiscal year 1999.

The growth was primarily driven

by a sharp increase
in personal

consumption

expenditures reflecting

an increase

of approximately

8.5% when

compared

to fiscal

year

2021,

increase

in
exports of 4.8%, and growth in fixed capital investments of 12.6%,

partially offset by an increase in imports of 10.3%.
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

the

$9.3

billion

in

remaining

COVID-19

relief

funds

to

be
deployed

in

fiscal

years

2023

through

2025,

compared

to

$4.5

billion

projected

in

the

previous

fiscal

plan.

Additionally,

the

2023
Fiscal

Plan

continues

to

account

for

$2.3

billion

in

federal

funds

to

Puerto

Rico

from

the

Bipartisan

Infrastructure

Law

directed
towards improving Puerto Rico’s

infrastructure over fiscal years 2022 through 2026.
As of December

31, 2023, the

Corporation had $297.9

million of direct

exposure to the

Puerto Rico government,

its municipalities
and public corporations. As of December 31, 2023, approximately

$189.0 million of the exposure consisted of loans and obligations of
municipalities in Puerto

Rico that are supported

by assigned property

tax revenues and

for which, in most

cases, the good

faith, credit
and unlimited taxing

power of the applicable

municipality have been

pledged to their

repayment, and $59.4

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

December 31, 2023).
In

addition,

as

of

December

31,

2023,

the

Corporation

had

$77.7

million

in

exposure

to

residential

mortgage

loans

that

are
guaranteed

by the

PRHFA.

Residential

mortgage

loans guaranteed

by the

PRHFA

are

secured

by

the underlying

properties

and

the
guarantees serve to cover

shortfalls in collateral in the event

of a borrower default.

The regulations adopted by

the PRHFA

require the
establishment of

adequate reserves

to guarantee

the solvency of

its mortgage

loans insurance program

.

As of June

30, 2022,

the most
recent date

as of

which information

is available,

the PRHFA

had a

liability of

approximately $1

million as

an estimate

of the

losses
inherent in the portfolio.
As of December

31, 2023,

the Corporation

had $2.7 billion

of public

sector deposits in

Puerto Rico,

which are

fully collateralized.
Approximately 20% of the

public sector deposits as of December

31, 2023 were from municipalities

and municipal agencies in

Puerto
Rico and 80% were from public

corporations, the Puerto Rico central government

and agencies, and U.S. federal government

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

GDP,

also decreased.
Over the past

three years, the

USVI has been

recovering from the

adverse impact caused

by COVID-19 and

has continued to

make
progress on

its rebuilding

efforts related

to Hurricanes

Irma and

Maria, which

occurred in

2017. According

to data

published by

the
government,

over

$5.0

billion

in

disaster

recovery

funds

were

disbursed

as

of

November

2023

and

$6.2

billion

were

remaining
obligated funds

waiting to

be disbursed.

On the

fiscal front,

revenues have

trended positively

and the

USVI government

successfully
completed the restructuring

of the government

employee retirement system.

Moreover,

labor market trends

remain stable with

payroll
employment for the month of December 2023 up 0.3% when compared to

December 2022.

Finally, PROMESA

does not apply to

the USVI and, as such,

there is currently no federal

legislation permitting the restructuring

of
the debts of the USVI and

its public corporations and instrumentalities.

To the

extent that the fiscal condition of the

USVI government
deteriorates

again,

the

U.S.

Congress

or

the

government

of

the

USVI

may

enact

legislation

allowing

for

the

restructuring

of

the
financial

obligations

of

the

USVI

government

entities

or

imposing

a

stay

on

creditor

remedies,

including

by

making

PROMESA
applicable to the USVI.
As of December 31, 2023,

the Corporation had $90.5 million

in loans to USVI public corporations,

compared to $38.0 million as of
December 31, 2022. As of December 31, 2023, all loans were currently performing and up to date on principal and interest payments.

We are subject to ESG risks that

could adversely affect our reputation and the market price of our securities.
There

is

an

increased

focus

from

certain

government

regulators,

investors,

customers,

business

partners

and

other

stakeholders
concerning ESG matters, and

the expectations related to

ESG matters are rapidly

evolving. The increased focus

by investors and other
stakeholders

on

the

ESG

practices

of

publicly

traded

companies,

like

us,

has

included

or

may

in

the

future

include

expanding
mandatory

and

voluntary

reporting,

diligence,

and

disclosure

on

topics

such

as

climate

change,

human

capital,

labor

and

risk
oversight,

and

could

expand

the

nature,

scope,

and

complexity

of

matters

that

we

are

required

to

control,

assess

and

report.

These
requirements would likely

result in increased ESG-related

compliance costs, which

could result in

increases to our

overall operational
costs. Failure

to

adapt

to

or

comply

with

regulatory

requirements

or

investor

or

stakeholder

expectations

and

standards

could
negatively impact our reputation, ability to do business with certain partners,

and our stock price.

For

example,

we

may

be

exposed

to

negative

publicity

based

on

the

identity

and

activities

of

those

to

whom

we

lend

and

with
which we

otherwise do

business and

the public’s

view of

the approach

and performance

of our

customers and

business partners

with
respect

to ESG matters.

Any

such

negative

publicity

could

arise

from

adverse

news

coverage

in

traditional

media

and

could

also
spread

through

the

use

of

social

media

platforms.

The

Corporation’s

relationships

and

reputation

with

its

existing

and

prospective
customers

and

third

parties

with

which

we

do

business

could

be

damaged

if

we

were

to

become

the

subject

of

any

such

negative
publicity. This,

in turn,

could have

an adverse

effect

on

our ability

to

attract

and retain

customers

and

employees

and could

have

a
negative impact

on our

business, financial

condition and

results of

operations.

In addition,

we could

be criticized

by ESG

detractors
for the scope

or nature of

our ESG initiatives

or policies or

for any revisions

to these policies.

We

could also be

subjected to

negative
responses by

governmental actors (such

as anti-ESG legislation

or retaliatory legislative

treatment) or consumers

(such as boycotts

or
negative publicity campaigns) that could adversely affect our reputation,

results of operations and financial condition.
Our results

of operations

could be

adversely affected

by natural

disasters,

public health

crises, political

crises, negative

global
climate patterns or other catastrophic events.
Natural disasters,

whose nature

and severity

may be

impacted by

climate change,

such as

hurricanes,

floods, extreme

cold events
and other

adverse weather

conditions; public

health crises;

political crises,

such as

terrorist

attacks, war,

labor unrest,

other political
instability,

trade policies and

sanctions, including the repercussions

of the ongoing conflict

in Ukraine, the conflict

between Israel and
Hamas,

and

the

possible

expansion

of

such

conflicts

to

surrounding

areas

and

potential

geopolitical

consequences;

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

change,

and

efforts

to

mitigate

its

long-term

effects,

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
our

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

$5.7 billion

as of

December 31,

2023.
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

Deterioration

of

the

value

of

real

estate

collateral

securing

our

construction

and

commercial

loan

portfolios,

whether

located

in
Puerto Rico

or elsewhere,

would result

in increased

credit losses.

Whether the

collateral that

underlies our

loans is

located in

Puerto
Rico, the USVI,

the BVI, or the

U.S. mainland, the performance

of our loan portfolio

and the collateral value

backing the transactions
are

dependent

upon

the

performance

of,

and

conditions

within,

each

specific

real

estate

market.

As

of

December

31,

2023,

$2.5
billion, or

21% of

the total

loan portfolio

held for

investment, of

our commercial

and construction

loan portfolio

held for

investment
consisted of commercial mortgage and construction loans

,

of which $1.8 billion was in the Puerto Rico region.
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
RISKS RELATING TO

THE CORPORATION’S

BUSINESS
Certain funding sources may not be available to us, and our funding sources may prove insufficient and/or costly to replace.

FirstBank

relies

primarily

on

customer

deposits,

the

issuance

of

brokered

CDs,

and

advances

from

the

FHLB

of

New

York

to
maintain its lending

activities and to replace

certain maturing liabilities.

As of December 31,

2023, we had $783.3

million in brokered
CDs outstanding, representing approximately 5% of

our total deposits. Approximately $700.9 million, or 89%

in brokered CDs mature
over the twelve months

ending December 31, 2024, and

the average remaining term to

maturity of the brokered CDs outstanding

as of
December 31,

2023 was

approximately 11

months.

None of

these brokered

CDs are

callable at

the Corporation’s

option. In

addition,
the Corporation had $500.0 million

of long-term FHLB advances outstanding

as of December 31, 2023, which mature

over one to five
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

Our level of non-performing assets may adversely affect our future results of operations.

Although non-performing

assets decreased by

$3.3 million to $125.9

million as of December

31, 2023, or 3%,

from $129.2 million
as of

December

31,

2022,

we continue

to

have

a

relevant

amount

of

nonaccrual

loans.

If

we

are

unable

to

effectively

maintain

the
quality of our loan portfolio, our financial condition and results of operations may be materially and adversely affected.
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

insurance policy,

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

to, liquidity risk;
interest rate

risk; market

risk; credit

risk; operational

risk; legal,

regulatory and

compliance risk;

reputational risk;

model risk;

capital
risk;

strategic

risk;

and

information

technology

and cybersecurity

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
each relevant

reporting unit's

fair value

to determine

whether it

was more

likely than

not that the

fair value

of any

reporting unit

was
less than its carrying amount, including

goodwill. If the result of the

qualitative assessment indicates that

it is more likely than not

that
the carrying value

of goodwill exceeds

its fair value,

a quantitative analysis is

made to determine

the amount of goodwill

impairment.
Analyzing

goodwill

includes

consideration

of

various

factors

that

continue

to

rapidly

evolve

and

for

which

significant

uncertainty
remains. Weakening

in the economic environment, which could in turn cause a decline in the performance of the reporting units, could
cause the fair value

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

2023, management

performed a

qualitative analysis

of the

carrying amount

of each

relevant reporting

unit’s

goodwill and
concluded

that

it

is

more-likely-than-not

that

the

fair

value

of

the

reporting

units

exceeded

their

carrying

value.

Therefore,

no
quantitative analysis was required.

As of

December 31,

2023, the

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

December

31,

2023,

the

Corporation

had

a

deferred

tax

asset

of

$150.1

million

(net

of

a

valuation

allowance

of

$

$139.2
million, including

a valuation

allowance of

$111.4

million against

the deferred

tax assets

of FirstBank).

Under the

PR Tax

Code, the
Corporation

and its

subsidiaries, including

FirstBank, are

treated as

separate taxable

entities and

are not

entitled to

file consolidated
tax returns.

Accordingly,

in order

to obtain

a tax

benefit from

a NOL,

a particular

subsidiary must

be able

to demonstrate

sufficient
taxable

income

within

the

applicable

NOL

carry-forward

period.

Pursuant

to

the

PR Tax

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

The Corporation’s

judgments regarding tax accounting

policies and the resolution of

tax disputes may impact the

Corporation’s
earnings and cash

flow, and

changes in the tax

laws of multiple

jurisdictions can materially

affect our operations,

tax obligations,
and effective tax rate.

Significant

judgment

is

required

in

determining

the

Corporation’s

effective

tax

rate

and

in

evaluating

its

tax

positions.

The
Corporation

provides

for

uncertain

tax

positions

when

such

tax

positions

do

not

meet

the

recognition

thresholds

or

measurement
criteria prescribed by applicable generally accepted accounting principles in the United States (“GAAP”).

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

PR Tax
Code

is significantly

similar

to Section

382.

However,

Ac No.

60 of

2019 amended

the PR

Tax

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

CYBERSECURITY AND TECHNOLOGY

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

customers’

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
as quickly as our primary

systems and some data might

not have been saved to backup

systems, potentially resulting in a

temporary or
permanent loss of such data.

We

frequently update

our systems

to support

our operations

and growth

and to

remain compliant

with applicable

laws, rules,

and
regulations. In

addition, we

review and

strengthen our

security systems

in response

to any

cyber incident.

Such strengthening

entails
significant

costs

and

risks

associated

with

implementing

new

systems

and

integrating

them

with

existing

ones,

including

potential
business interruptions and

the risk that this

strengthening may not

be entirely effective.

Implementation and testing

of controls related
to

our

computer

systems,

security

monitoring,

and

retaining

and

training

personnel

required

to

operate

our

systems

also

entail
significant costs.

Such operational

risk exposures

could adversely

impact our

operations, liquidity,

and financial

condition, as

well as
cause

reputational

harm.

In

addition,

we

may

not

have

adequate

insurance

coverage

to

compensate

for

losses

from

a

major
interruption.
We

must respond

to rapid

technological changes,

and these

changes may

be more

difficult or

expensive than

anticipated.

We
may also be negatively

affected if we fail

to identify and address

operational risks associated

with the introduction of

or changes to
products and services, or if we fail to respond to emerging technologies that seek to displace traditional financial services.
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

Additionally,

some

recent

innovations

may

trend

toward

replacing

traditional

banks

as

financial

service

providers

rather

than
merely

augmenting

those

services.

For

example,

companies

which

claim

to

offer

applications

and

services

based

on

artificial
intelligence

are

beginning

to compete

much

more

directly

with

traditional

financial

services

companies

in

areas

involving

personal
advice, including

high-margin services

such as

financial planning

and wealth

management. The

low-cost, high-speed

nature of

these
“robo-advisor” services can

be especially attractive

to younger,

less-affluent clients

and potential clients,

as well as

persons interested
in “self-service” investment

management. Similarly,

inventions based on

blockchain technology

eventually may be

the foundation for
greatly enhancing

transactional security throughout

the banking industry,

but also eventually

may reduce the

need for banks

as secure
deposit-keepers

and

intermediaries.

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

in Part

I, Item

1,
“Business” of this

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

2023, and

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

The monetary policies

and regulations of

the Federal Reserve

Board, which include

d, but were

not limited to,

multiple increases in
the federal

funds rate

to reduce inflation,

have had

a significant effect

on the

operating results

of commercial

banks and

are expected
to continue

to do

so in

the future.

The effects

of such

policies upon

our business,

financial condition

and results

of operations

have
been adverse in the past and may be adverse in the future.

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

could have a material adverse

effect on our business, financial
condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
The Corporation recognizes

the significance of cybersecurity

in the financial

industry and the potential

risks associated, such

as the
risks arising from

the loss of confidentiality,

integrity,

or availability of

information systems. The

Corporation’s

processes to identify,
assess, and

monitor material

risks from

cybersecurity threats

are part

of its Enterprise

Risk Management

(“ERM”) Program,

which is
documented as

part of the

Corporate Incident

Response Program

and under which

the Corporation has

implemented a

comprehensive
Corporate Information

Security Program

(“CISP”). Cybersecurity

risk is

managed as

part of

the overall

information technology

risk,
under

the

direction

of

the

Corporate

Security

Office

(“CSO”)

led

by

the

Corporate

Security

Officer

(“CSO

Officer”),

who

directly
reports to the Chief Operations Officer.

The CSO Officer also serves as Chief Information Security Officer

(“CISO”).

The

CISP

outlines

the

Corporation’s

overall

vision,

direction,

and

governance

to

protect

the

confidentiality,

integrity,

and
availability

of

customer

information

and

seeks

to

prevent

unauthorized

access

as

required

by

regulatory

guidelines

and

industry
security best practices. The CISP

is based on well-renowned frameworks

such as the International Organizational

Standard ISO 27000
series and

the NIST

Cybersecurity Framework.

As such,

it serves as

a guide

for the

implementation of

security safeguards

across the
Corporation

and

its

subsidiaries.

The

CISP

also

addresses

cybersecurity

breaches

and

procedures

for

appropriate

response

efforts,
including

any

required

notification,

depending

on the

severity

of the

specific security

incident. In

addition,

the

CISP incorporates

a
risk-based approach

to ensure that

risk is

treated in

a consistent

and effective

matter and

is designed

to protect

classified information
to

prevent

disclosure

to

unauthorized

individuals;

prioritize

the

use

of

information

security

resources

by

concentrating

on

critical
business

applications;

develop

quality,

cost-effective,

and

reliable

systems;

ensure

the

proper

and

secure

disposal

of

sensitive
information; and implement adequate processes to ensure compliance.
The ERM

Program

includes a

risk-based

escalation process

to manage

corporate incidents,

including

cybersecurity incidents,

and
notify

the

Risk

Committee

of

the

Board

of

Directors

and

applicable

stakeholders

as

appropriate.

The

Corporation

incorporates

the
ERM Department,

which is

comprised of

several members

such as

the ERM

Director

who is

part of

senior management,

as well

as
external

expertise,

in

the

review

of

its

processes,

including

an

independent

third-party

assessment

of

cybersecurity

measures

and
controls. The

Corporation also

invests in

threat intelligence,

vulnerability management,

and incident

response drills.

Furthermore,

all
of the

Corporation’s

employees and

consultants with

access to

the Corporation’s

network are

required to

complete a

comprehensive
cybersecurity

awareness

program

on

an

annual

basis.

Additionally,

awareness

and

training

on

information

technology

and
cybersecurity risk is provided to the Board on a regular basis.
The

Corporation

has

a

Vendor

Management

Program

and

a

Third-Party

Risk

Management

function

to

manage

the

cybersecurity
risks

associated

with

conducting

business

with

third-party

vendors,

which

includes

the

requirement

for

third-party

vendors

to
implement

appropriate

measures

to

ascertain

security

and

confidentiality

of

the

Corporation’s

resources.

The

Corporation

places
vendors into tiers

based on the

inherent risk due

to the nature

of the relationship

with that vendor

to determine any

additional security
requirements commensurate to such level of risk.

The Corporation does not believe

that risks from cybersecurity threats or

attacks, including as a result of any

previous cybersecurity
incidents, have materially

affected the Corporation

’s business

strategy,

results of operations or

financial condition as

of December 31,
2023.

While

the

Corporation

continues

to

closely

monitor

cyber

risk

and

has

implemented

processes

that

are

intended

to

assess,
identify,

and manage

material risks

from cybersecurity

threats, security

controls, no

matter how

well designed

or implemented,

may
only partially

mitigate and

not fully eliminate

these risks.

Events, when

detected by

security tools

or third parties,

may not

always be
immediately

understood

or

acted

upon.

See

Item

1A,

“Risk

Factors

–

Risks

Relating

to

Cybersecurity

and

Technology”

for

more
information on how cybersecurity risk could adversely affect the

Corporation, which should be read in conjunction with this Item 1C.

Governance
Responsibility for

risk oversight

and management

generally lies

with the

Corporation’s

Board of

Directors. To

effectively manage
oversight

of

the

CISP’s

governance

and

cybersecurity

risk

management,

the

Board

has

delegated

such

responsibility

to

the

Risk
Committee.

As

part

of

its

oversight,

the

Risk

Committee

receives

reports

from

the

Executive

Risk

Management

Committee

and
Information

Technology

(“IT”)

Steering

Committee,

which

are

committees

at

the

management

level,

on

the

Corporation’s
cybersecurity processes.

The Corporate

Internal Audit

Department performs

periodic audits of

the Corporation’s

information security
practices

and

presents

them

to

the

Audit

Committee

of

the

Board.

The

scope

of

testing is

in

accordance

with

applicable

regulatory
guidance and prudent business practices. The periodicity of

testing is determined by the Corporate Internal Audit Department based on
their risk

assessment. Findings

from internal

audit procedures

are reported

to Management

and the

Audit Committee

of the

Board of
Directors. In addition, the

Vendor

Management Committee periodically

reports to the Risk

Committee about the Vendor

Management
program

status.

The

Risk Committee

provides

the

Board with

updated

information

on the

matters

discussed

in

the Risk

Committee
meetings

as it

relates

to

the

CISP and

the

overall

information

security

strategic

direction

and

evaluates

and

approves

(if

necessary)
reports presented by executive management related to the information security strategic direction of the Corporation.

The

CSO,

led

by

the

CSO

Officer,

oversees

the

CISP,

its

development,

and

any

applicable

updates

in

response

to

changes

in
operations and other circumstances,

and reports on a quarterly

basis to the IT Steering

Committee and to the

Board’s Risk Committee.
The CSO Officer,

who has been in charge since

2016, has over 20 years of experience

in functional expertise concerning all

aspects of
information

security,

integrity

and

privacy

of

systems,

and

data

resources,

and

holds

several

relevant

licenses

and/or

certifications.
Also, certain

topics related

to information

security are

presented on

an ad

hoc basis

to the

Executive

Risk Management

Committee.
The CSO provides

the Board’s

Risk Committee regular

reports and engages in

discussions on the effectiveness

of the CISP,

including
risk mitigation

strategy and

progress. The

Board’s

Risk Committee

reviews and

approves the

CISP annually

and receives

a report

on
the security safeguards annually.

See “Risk Management – Risk Governance” for more information on the Corporation’s risk governance structure.
Item 2. Properties
As of December 31, 2023, First BanCorp. has ownership in the following principal buildings:
-
Headquarters –

Located at

First Federal

Building, 1519

Ponce de

León Avenue,

San Juan,

Puerto Rico.

Approximately 51%
of this 16-story office building is owned by the Corporation.
-
Service Center – Located

at 1130

Muñoz Rivera Avenue,

San Juan, Puerto

Rico. This facility,

which is fully occupied

by the
Corporation,

houses

over

1,000

employees

from

Human

Resources,

Data

processing

and

operations,

Administrative
Operation, Mortgage operations, collections, and Loss Mitigation, and certain other departments.
-
Consumer Lending

Center –

Located at

876 Muñoz

Rivera Avenue,

San Juan,

Puerto Rico.

This three-story

facility is

fully
occupied

by the

Corporation

and

accommodates

a

retail

branch,

Money

Express

Headquarters,

Auto

Wholesale

and

Retail
Financing, and Leasing Financing, among others.
The Corporation

owns 18

retail branches

and 10

office centers,

other facilities,

and/or parking

lots. It

leases 88

branch premises,
loan

and

office

centers

and

other

facilities.

In

certain

situations,

financial

services

such

as

mortgage

and

insurance

businesses

and
commercial banking

services are

in the

same building

or branch.

All of

these premises

are in

Puerto Rico,

Florida, the

USVI and

the
BVI.

Management

believes

that

the

Corporation’s

properties

are

well

maintained

and

are suitable

for

the

Corporation’s

business

as
presently conducted.
Item 3. Legal Proceedings
Reference

is

made

to

Note

29

–

“Regulatory

Matters,

Commitments

and

Contingencies”

to

the

audited

consolidated

financial
statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosure.
Not applicable.

PART

II
Item 5. Market for Registrant’s Common Equity and Related

Stockholder Matters and Issuer Purchases of Equity Securities
INFORMATION ABOUT

MARKET AND HOLDERS
The Corporation’s

common stock

is traded

on the

New York

Stock Exchange

(“NYSE”) under

the symbol

FBP.

On February

21,
2024, there

were 296 holders

of record

of the Corporation’s

common stock,

not including

beneficial owners

whose shares are

held in
the name of brokers or other nominees.
As

of

December 31,

2023

and

2022,

the

Corporation

had

54,360,304

and

40,954,057

shares

held

as

treasury

stock, respectively.
Refer to

“Stock Repurchases”

for more

information on

common stock

repurchases during

the fourth

quarter of

2023 held

as treasury
stock.
DIVIDENDS
Since November 2018,

the Corporation has

made quarterly cash

dividend payments on

its shares of common

stock. On February

8,
2024, the Corporation announced that its Board of

Directors had declared a quarterly cash dividend

of $0.16 per common share, which
represents

an

increase

of

$0.02

per

common

share,

or

a

14%

increase,

compared

to

its

most

recent

quarterly

dividend

paid

in
December 2023.

The dividend

is payable

on March

8, 2024

to shareholders

of record

at the

close of

business on

February 23,

2024.
The

Corporation

intends

to

continue

to

pay

quarterly

dividends

on

common

stock.

However,

the

Corporation’s

common

stock
dividends,

including

the

declaration,

timing

and

amount,

remain

subject

to

consideration

and

approval

by

the

Corporation’s

Board
Directors at

the relevant

times. Information

regarding restrictions

on dividends,

is set

forth in

Part I,

Item 1,

“Business -Supervision
and Regulation–

Dividend Restrictions” and incorporated herein by reference.

The PR Tax Code requires

the withholding of income taxes from dividend income sourced within Puerto

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

elect

to

be
excluded from

the 15%

special tax

and be

taxed at

regular rates.

Once this

election is

made, it

is irrevocable.

The election

allows the
taxpayer

to include

the eligible

dividends

received in

ordinary income

and take

a credit

for the

amount of

tax withheld

in excess,

if
any.

Individuals that

are residents

of Puerto

Rico are subject

to an

alternative minimum

tax (“AMT”) on

the AMT Net

Taxable

Income
if their

regular tax

liability is

less than

the alternative

minimum

tax liability.

The AMT

applies to

individual

taxpayers whose

AMT
Net Taxable

Income exceeds $25,000.

The individual AMT rate ranges

from 1% to 24% depending

on the AMT Net Taxable

Income.
The AMT Net

Taxable

Income includes various

categories of tax-exempt

income and income

subject to preferential

rates as provided
by the PR Tax

Code, such as

dividends on the

Corporation’s common

stock and long-term

capital gains recognized

on the disposition
of the Corporation’s common stock.
Nonresident U.S. Citizens
Dividends paid to a U.S. citizen who is not a resident of Puerto Rico will be subject to a 15% income tax.

Nonresident U.S. citizens
have the right to partial or total exemptions under section 1062.08 of the PR Tax Code.
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

three

repurchase

program

authorizations

for

repurchases
totaling

up

to

$875

million

of

the

Corporation’s

outstanding

stock.

Repurchases

under

the

program

may

be

executed

through

open
market

purchases,

accelerated

share

repurchases

and/or

privately

negotiated

transactions

or

plans,

including

under

plans

complying
with Rule

10b5-1

under the

Exchange Act.

During 2023,

the Corporation

repurchased 14,050,830

shares of

its common

stock at

an
average price

of $14.23

for a

total cost

of $200.0

million, of

which 8,969,998

million shares

for a

total cost

of $125.0

million, were
associated with

the remaining

amount of

the 2022

capital plan

authorization of

$350 million

and 5,080,832

million shares,

for a

total
cost

of

$75.0

million,

were

associated

with

the

2023

capital

plan

authorization

of

$225

million.

As

of

December

31,

2023,

the
Corporation has remaining authorization

to repurchase approximately $150

million of common stock.

The amount and timing of

stock
repurchases will be

based on various

factors, including our

capital requirements,

market conditions (including

the trading price

of our
stock), and regulatory and legal considerations.
The following table provides information relating to the

Corporation’s purchases of

shares of its common stock in the fourth quarter
of 2023.
Period
Total Number of Shares
Purchased

Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar Value
of Shares That May Yet

be
Purchased Under The Plans
or Programs (in thousands)
(1)
October 1, 2023 - October 31, 2023 1,835,096 $ 13.63 1,834,086 $ 200,000
November 1, 2023 - November 30, 2023 1,701,847 14.69 1,701,847 175,000
December 1, 2023 - December 31, 2023 1,544,899 16.18 1,544,899 150,000
Total 5,081,842
(2) (3)
5,080,832
(1)
As of December 31, 2023,

the Corporation was authorized to

purchase up to $225 million

of the Corporation’s

common stock under the program,

that was publicly announced

on July 24,
2023, of which $75 million had

been utilized. The remaining $150 million in

the table represents the remaining amount

authorized under the stock repurchase

program as of December 31,
2023. The program does not obligate the Corporation to acquire any specific number of shares, does not have an

expiration date and may be modified, suspended, or terminated at any time
at the Corporation's discretion.

Under the stock repurchase program,

shares may be repurchased through

open market purchases,

accelerated share repurchases and/or

privately negotiated
transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
(2)
Includes 5,080,832 shares of common stock repurchased in the open market at an average price of $14.76 for a total purchase price of approximately $75 million.
(3)
Includes 1,010 shares

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
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
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

31, 2018

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

31, 2018, plus (ii)

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
The detailed financial discussion

that follows focuses on

2023 results compared to

2022. For a discussion of

2022 results compared
to 2021, see Part I, Item 7,

“Management’s Discussion

and Analysis of Financial Condition

and Results of Operations” included

in the
Corporation’s Annual Report

on Form 10-K for the year ended December 31, 2022, filed on February

28, 2023.
In

this

discussion

and

analysis

of

our

financial

condition

and

results

of

operations,

we

have

included

information

that

may
constitute

“forward-looking

statements”

within

the

meaning

of

the

safe

harbor

provisions

of

Section

27A

of

the

Securities

Act

and
Section 21E

of the

Exchange Act.

Forward-looking statements

are not

historical facts

or statements

of current

conditions, but

instead
represent only our beliefs

regarding future events, many

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

“Risk Factors” in Part I, Item 1A of this Form 10-K.
EXECUTIVE SUMMARY
First BanCorp.

is a diversified

financial holding

company headquartered

in San Juan,

Puerto Rico offering

a full range

of financial
products to

consumers and

commercial customers

through various

subsidiaries. First

BanCorp.

is the

holding company

of FirstBank
Puerto

Rico

(“FirstBank”

or the

“Bank”)

and

FirstBank

Insurance

Agency.

Through

its wholly

-owned

subsidiaries,

the Corporation
operates

in

Puerto

Rico,

the

United

States

Virgin

Islands

(“USVI”),

the

British

Virgin

Islands

(“BVI”),

and

the

state

of

Florida,
concentrating on

commercial banking,

residential mortgage loans,

credit cards, personal

loans, small loans,

auto loans and

leases, and
insurance agency activities.
Significant Events
Economy and Market Volatility
The

Federal

Reserve

Board

has

implemented

monetary

policies

designed

to

curb

inflation.

On

January

11,

2024

the

Federal
Reserve Board published

the core Personal

Consumption Expenditures Price

Index over the

last 12 months,

which showed that

the all
items

index

increased

2.9

percent

before

seasonal

adjustment.

Other

recent

indicators

suggest

that

economic

activity

has

been
expanding. For 2023 as

a whole, GDP has expanded

at 3.1%. Although still strong,

the labor market remains

tight as payroll job

gains
have been well below those seen in 2022. In January 2024, the national unemployment rate was 3.7% for the third month in a row.

Following

its

January

31,

2024

meeting,

the

Federal

Reserve

Board

announced

its

decision

to

leave

the

federal

funds

rate
unchanged,

at a

target

rate of

5.25% to

5.50%. The

Federal Reserve

Board commentary

suggested

that its

policy rate

is likely

at its
peak and

that, if

the economy

continues to

evolve as

expected, it

will likely

be dialing

back policy

restraint at

some point

this year.
Notwithstanding, it does not expect to reach such level of confidence by the time of the March 2024 meeting.

The Corporation closed an unprecedented and challenging year for the banking industry with strong financial performance and solid loan

growth.

Core

deposits,

other

than

government

and

brokered,

contracted

due

to

the

use

of

excess

liquidity

across

all

market
segments. Although

the Corporation

is seeing

an expected

correction

in the

credit cycle

of the

consumer lending

business driven

by
lower

levels

of

excess

liquidity

and

inflationary

pressures,

the

Corporation

expects

its

ample

reserve

coverage

levels

and

risk
management framework to withstand the impact of any additional credit deterioration during 2024.

For 2024, the Corporation expects a reduction in the overall average cost of its deposits as interest rates start to decrease but expects
to continue to

be impacted by the

shift from non-interest-bearing

deposits to interest-bearing

deposits, though at

a lower degree. Also,
the

Corporation

expects

some

reductions

in

deposit

balances

due

to

the

customers’

use

of

their

excess

liquidity,

which

could

be
replaced with

wholesale funding

sources. Assuming

no meaningful

changes to

deposit balances,

the Corporation

expects net

interest
income

to

improve

in

2024

since

approximately

$1

billion

in

expected

cash

inflows

from

the

repayments

and

maturities

of

the
investment portfolio, which is yielding less than 1.5%, will fund loan growth or be reinvested in higher yielding securities.

The Corporation remains

confident that the economic

prospects of Puerto Rico,

its primary market,

driven by a strong

labor market
and

an

unprecedented

level

of

federal

support,

will

support

the

Corporation

in

continuing

to

have

a

strong

financial

performance,
sustainable levels of loan growth, and any additional credit deterioration contained.

Return of Capital to Shareholders and Dividend

Payment Increase
In 2023, the

Corporation returned approximately

$300 million, or close

to 100% of 2023

earnings, to its shareholders

through $200
million in repurchases of common stock and the payment of approximately

$100 million in common stock dividends.

For

the

year

ended

December

31,

2023,

the

Corporation

repurchased

14.1

million

shares of

its common

stock

for

a

total cost

of
$200

million.

Of

this

total,

$75

million

of

common

stock,

representing

5.1

million

common

shares

at

a

weighted-average

price

of
$14.76,

were

repurchased

under

the

$225

million

stock

repurchase

program

announced

on

July

24,

2023

(the

“2023

Repurchase
Plan”). As

of February

21, 2024,

the Corporation has

repurchased approximately

7.1 million

shares of common

stock totaling

$107.9
million

through open

market purchases

under the

2023 Repurchase

Plan. With

the additional

purchases, the

Corporation has

$117.1
million

remaining

for

share

repurchases

under

the

2023

Repurchase

Plan,

which

it

expects

to

execute

through

the

end

of

the

third
quarter of 2024.

On February

8, 2024,

the Corporation’s

Board of

Directors declared

a quarterly

cash dividend

of $0.16

per common

share, which
represents

an

increase

of

$0.02

per

common

share,

or

a

14%

increase,

compared

to

its

most

recent

quarterly

dividend

paid

in
December 2023.

The dividend

is payable

on March

8, 2024,

to shareholders

of record

at the close

of business

on February

23, 2024.
The increased quarterly dividend level equates to an annualized dividend of $0.64 per common share.
Legislative and Regulatory
A

comprehensive

discussion

of

legislative

and

regulatory

matters

affecting

us

can

be

found

in

Part

I,

Item

1,

“Business

–
Supervision and Regulation” of this Form 10-K.

Overview of Results of Operations
The

Corporation’s

results

of operations

depend

primarily

on

its

net

interest

income,

which

is

the

difference

between

the

interest
income

earned

on

its

interest-earning

assets,

including

investment

securities

and

loans,

and

the

interest

expense

incurred

on

its
interest-bearing

liabilities,

including

deposits

and

borrowings.

Net

interest

income

is

affected

by

various

factors,

including

the
following:

(i)

the

interest

rate

environment;

(ii)

the

volumes,

mix,

and

composition

of

interest-earning

assets,

and

interest-bearing
liabilities; and

(iii) the

repricing

characteristics of

these assets

and liabilities.

The Corporation

’s

results of

operations also

depend on
the

provision

for

credit

losses,

non-interest

expenses

(such

as

personnel,

occupancy,

professional

service

fees,

the

FDIC

insurance
premium,

and

other

costs),

non-interest

income

(mainly

service

charges

and

fees

on

deposits,

cards

and

processing

income,

and
insurance income), gains (losses) on mortgage banking activities, and income taxes.
The

Corporation

had

net

income

of

$302.9

million,

or

$1.71

per

diluted

common

share,

for

the

year

ended

December

31,

2023,
compared

to

$305.1

million,

or

$1.59

per

diluted

common

share,

for

the

year

ended

December

31,

2022.

Other

relevant

selected
financial indicators for the periods presented are included below:
Year

Ended December 31,
2023 2022 2021
Key Performance Indicator:
(1)
Return on Average

Assets
(2)
1.62% 1.57% 1.38%
Return on Average

Common Equity
(3)
21.86 18.66 12.56
Efficiency Ratio
(4)
50.70 48.25 57.45
(1)
These financial ratios are used by management to monitor the Corporation’s financial performance and whether it is using its assets efficiently.
(2)
Indicates how profitable the Corporation is in relation to its total assets and is calculated by dividing net income by its average total assets.
(3)
Measures the Corporation’s performance

based on its average common stockholders’ equity and is calculated by dividing net income by its average total common stockholders’

equity.
(4)
Measures how much the Corporation incurred to generate a

dollar of revenue and is calculated by dividing non-interest expenses by total revenue.
The key

drivers of

the Corporation’s

GAAP financial

results for

the year

ended December

31, 2023,

compared to

the year

ended
December 31, 2022, include the following:
●
Net interest

income for

the year

ended December

31, 2023

increased to

$797.1 million,

compared to

$795.3 million

for the
year ended December 31, 2022. The increase in net interest income reflects a 10 basis points increase in net interest margin to
4.22%,

which

was mainly

associated

with the

effect

of both

a higher

interest rate

environment,

driving

an increase

in loan
and investment security yields, and the growth

in the consumer loan portfolio, partially offset

by higher rates paid on deposits
coupled

with

a

change

in

the

mix

of

deposit

and

borrowing

composition.

See

"Net

Interest

Income"

below

for

additional
information.
●
The provision

for credit

losses on

loans, finance

leases, unfunded

loan commitments

and debt

securities for

the year

ended
December 31,

2023 was

$60.9 million,

compared to

$27.7 million

for the

year ended

December 31,

2022. The

increase was
mainly driven by a

combination of loan growth,

higher delinquency and historical

charge-off levels

in the consumer loan

and
finance

lease

portfolios,

and

the

effect

in

2022

of

reductions

in

qualitative

reserves

associated

with

reduced

uncertainty
around the

economic impact

of the COVID-19

pandemic, particularly

on loans in

the hotel, transportation

and entertainment
industries.
Net charge-offs

totaled $67.4

million for

the year

ended December

31, 2023,

or 0.58%

of average

loans,

compared to

$34.2
million,

or

0.31%

of

average

loans,

for

the

year

ended

December

31,

2022,

mainly

driven

by

a

$29.1

million

increase

in
consumer loans

and finance leases

net charge-offs.

See “Provision for

Credit Losses” and

“Risk Management”

below for the
analysis of the allowance for credit losses (“ACL”) and non-performing assets and related ratios.
●
The Corporation

recorded non-interest income

of $132.7 million

for the year

ended December 31,

2023, compared to

$123.1
million for

the year

ended December

31, 2022.

The increase

of $9.6

million in

non-interest income

was mainly

driven by

a
$3.6

million

gain

recognized

from

a

legal

settlement,

a

$3.5

million

increase

in

card

and

processing

income,

and

a

$3.0
million

gain

related

to the

sale of

banking

premise

in the

Florida

region,

partially

offset

by lower

revenues from

mortgage
banking activities. See “Non-Interest Income”

below for additional information.

●
The

Corporation

recorded

non-interest

expenses

of

$471.4

million

for

the

year

ended

December

31,

2023,

compared

to
$443.1 million for

the year ended

December 31, 2022.

The increase of

$28.3 million in

non-interest expenses

mainly reflects
a $16.8

million increase

in employees’

compensation and

benefits expenses,

mostly driven

by annual

salary merit

increases
and

minimum

wage adjustments,

and

a FDIC

special assessment

expense

of $6.3

million. The

efficiency

ratio for

the year
ended

December

31,

2023

was

50.70%,

compared

to

48.25%

for

the

year

ended

December

31,

2022.

See

“Non-Interest
Expenses” below for additional information.

●
Income tax

expense decreased to

$94.6 million

for the year

ended December

31, 2023, compared

to $142.5 million

for 2022
driven by a

lower effective

tax rate and

lower pre-tax income.

The Corporation’s

annual effective

tax rate, excluding

entities
with pre-tax

losses from which

a tax benefit

cannot be

recognized and

discrete items, decreased

to 23.5%

for the year

ended
December 31,

2023, compared

to 31.2%

for 2022. See

“Income Taxes”

below and

Note 22 –

“Income Taxes

”

to the audited
consolidated financial statements included in Part II, Item 8 of this Form

10-K for additional information.

●
As of

December 31,

2023, total

assets were

approximately $18.9

billion, an

increase of

$275.1 million

from December

31,
2022,

primarily reflecting

a $627.7

million increase

in the

total loan

portfolio before

the ACL and

a $182.7

million increase
in

cash

and

cash

equivalents,

partially

offset

by

a

$452.4

million

decrease

in

total

investment

securities

net

of

a

$165.4
million increase in the fair value of available-for-sale debt securities.
●
As of December

31, 2023,

total liabilities were

$17.4 billion,

an increase of

$103.0 million

from December

31, 2022, driven
by

a

$412.5

million

increase

in

total

deposits,

which

includes

a

$677.5

million

increase

in

brokered

certificates

of

deposit
(“CDs”), partially offset

by a $272.2 million decrease

in borrowings,

primarily in short-term borrowings.

See “Liquidity Risk
Management”

below for additional information about the Corporation’s

funding sources and strategy.
●
The Bank’s

primary sources of funding

are consumer and commercial

core deposits, which exclude

government deposits and
brokered

CDs.

As

of

December

31,

2023,

these

core

deposits,

amounting

to

$12.6

billion,

funded

66.64%

of

total

assets.
Excluding

fully

collateralized

government

deposits,

estimated

uninsured

deposits amounted

to $4.4

billion

as of

December
31, 2023. In

addition to approximately

$2.8 billion in

cash and free

high-quality liquid

assets, the Bank

maintains borrowing
capacity

at

the

Federal

Home

Loan

Bank

(“FHLB”)

and

the

Federal

Reserve

Bank

of

New

York

’s

(the

“FED”)

Discount
Window.

As of

December 31,

2023,

the Corporation

had approximately

$1.5 billion

available for

funding under

the FED’s
Discount Window and

$924.2 million available for

additional borrowing capacity on FHLB

lines of credit based on

collateral
pledged

at

these

entities.

On

a

combined

basis,

as

of

December

31,

2023,

the

Corporation

had

$5.2

billion,

or

118%

of
estimated

uninsured

deposits,

available

to

meet

liquidity

needs.

See

“Liquidity

Risk

Management”

below

for

additional
information about the Corporation’s

funding sources and strategy.
●
As of

December 31,

2023, the

Corporation’s

total stockholders’

equity was

$1.5 billion,

an increase

of $172.1

million from
December 31, 2022, mainly

driven by a $165.4 million increase

in the fair value of

available-for-sale debt securities recorded
as

part

of

accumulated

other

comprehensive

loss

and

net

income

generated

in

2023,

partially

offset

by

$200.0

million

in
repurchases

of

common

stock

and

$99.6

million

in

dividends

declared

in

2023.

The

Corporation’s

CET1

capital,

tier

1
capital, total capital,

and leverage ratios

were 16.10%, 16.10%,

18.57%, and 10.78%,

respectively,

as of December

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

by $230.8

million to

$5.1 billion

for the

year ended

December 31,

2023. See

“Financial Condition
and Operating Data Analysis” below for additional information.
●
Total

non-performing

assets were

$125.9 million

as of

December 31,

2023, a

decrease of

$3.3 million,

from December

31,
2022,

primarily

related

to

a

decrease

of

$10.6

million

in

nonaccrual

residential

mortgage

loans,

partially

offset

by

a

$7.6
million increase in nonaccrual consumer

loans, mainly in the auto loan and

finance lease portfolios.

See “Risk Management –
Nonaccrual Loans and Non-Performing Assets” below for additional information.
●
Adversely

classified

commercial

and

construction

loans

decreased

by

$26.1

million

to

$67.5

million

as

of

December

31,
2023,

compared to

December 31,

2022, mainly

driven by

the payoff

of a

$24.3 million

commercial

and industrial

(“C&I”)
participated loan in the Florida region.

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
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
Adjusted Net Income,

Adjusted Non-Interest Income and Adjusted Non-Interest

Expenses
To

supplement the

Corporation’s

financial statements

presented in

accordance with

GAAP,

the Corporation

uses, and believes

that
investors

benefit

from

disclosure

of,

non-GAAP

financial

measures

that

reflect

adjustments

to

net

income,

non-interest

income

and
non-interest expenses

to exclude

items that

management believes

are not

reflective of

core operating

performance (“Special

Items”).
The financial results

for the year

ended December 31,

2022 did not

include any significant

Special Items. The

financial results for

the
years ended December 31, 2023 and 2021 included the following Special

Items:
Year

Ended December 31, 2023
-
A $6.3

million ($3.9

million after-tax)

FDIC special

assessment expense

recognized as

a result of

the final rule

approved by
the

FDIC

Board

of

Directors

on

November

16,

2023

to

recover

the

loss

to

the

Deposit

Insurance

Fund

associated

with
protecting

uninsured

deposits

following

certain

financial

institution

failures

during

the

first

half

of

2023

by

means

of

a
quarterly

special

assessment

rate

of

3.36

basis

points

to

be

applied

to

the

special

assessment

base

during

an

eight-quarter
collection

period.

The

special assessment

base

is equal

to estimated

uninsured

deposits reported

as of

December

31, 2022,
adjusted

to

exclude

the

first

$5

billion

of

such

deposits.

The

FDIC

special

assessment

is

reflected

in

the

consolidated
statements of income

as part of

“FDIC deposit insurance”

expenses, which

reflects the expected

total payment to

be made to
the FDIC as of December 31, 2023.

-
A

$3.6

million

($2.3

million

after-tax)

gain

recognized

from

a

legal

settlement

reflected

in

the

consolidated

statements

of
income as part of

“Other non-interest income.”
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

trust-preferred

securities (“TRuPs”).

The 7.5%

discount resulted

in the

gain

of $1.6

million.
The gain, realized at the holding company level, had no effect on the income tax expense recorded in 2023.
Year

Ended December 31, 2021
-
Merger and restructuring

costs of $26.4 million ($16.5

million after-tax) in

connection with the Banco

Santander Puerto Rico
(“BSPR”)

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
-
Costs of

$3.0 million

($1.9 million

after-tax)

related to

the COVID-19

pandemic response

efforts,

primarily costs

related to
additional cleaning, safety materials, and security measures.
Adjusted Net Income – The

following table reconciles for

the years ended December 31,

2023 and 2021, the reported

net income to
adjusted

net

income,

a

non-GAAP

financial

measure

that

excludes

the

Special

Items

identified

above,

and

shows

the

net

income
reported for the year ended December 31, 2022.
Year Ended

December 31,
2023 2022 2021
(In thousands)
Net income, as reported (GAAP) $ 302,864 $ 305,072 $ 281,025
Adjustments:

Merger and restructuring costs - - 26,435
FDIC special assessment expense 6,311 - -
COVID-19 pandemic-related expenses - - 2,958
Gain recognized from a legal settlement (3,600) - -
Gain on early extinguishment of debt (1,605) - -
Income tax impact of adjustments
(1)
(1,017) - (11,023)
Adjusted net income (Non-GAAP) $ 302,953 $ 305,072 $ 299,395
(1)
See "Adjusted Net Income, Adjusted Non-Interest Income and Adjusted

Non-Interest Expenses" above for the individual tax impact

related to the above adjustments, which were based on
the Puerto Rico statutory tax rate of 37.5%, as applicable.
Adjusted

non-interest

expenses

–

Non-interest

expenses

for

the

year

ended

December

31,

2023

were

adjusted

for

the
aforementioned

$6.3

million

FDIC special

assessment

expense

reflected

in

the consolidated

statements

of

income

as part

of

“FDIC
deposit insurance” expenses.

The following table reconciles

for the year ended

December 31, 2021 the

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

and

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

2023,

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
the

portfolio,

such

as deterioration

in

borrower

delinquencies,

or

credit

scores

in

our

residential

real

estate and

consumer

portfolio.
Further,

the current

fair

value of

collateral

is utilized

to assess

the

expected

credit losses

when

a financial

asset is

considered

to be
collateral dependent.
Our process for determining

the ACL is further

discussed in Note 1

– “Nature of Business

and Summary of

Significant Accounting
Policies” included in

Part II, Item

8 of this Form

10-K. Also, see

“Allowance for Credit

Losses for Loans

and Finance Leases”

below
for additional

information on

the weighting

of economic

scenarios to

estimate the

ACL, changes

in key

economic variables,

and the
ACL sensitivity analysis performed as of December 31, 2023.
Valuation

of financial instruments
The measurement

of fair value

is fundamental

to the Corporation’s

presentation of

its financial condition

and results of

operations.
The

Corporation

holds

debt

and

equity

securities,

derivatives,

and

other

financial

instruments

at

fair

value.

The

Corporation’s
significant assets

reflected at

fair value

on a

recurring basis

on the

Corporation’s

financial statements

consisted

of available-for-sale
debt

securities

amounting

to $5.2

billion

as of

December 31,

2023.

In addition,

fair

value

is also

used

on

a

non-recurring

basis for
measuring the fair

value of assets such

as collateral dependent

loans, other real

estate owned (“OREO”)

properties, and loans

held for
sale.
Assets

and

liabilities

carried

at

fair

value

inherently

include

subjectivity

and

may

require

the

use

of

significant

assumptions,
adjustments

and

judgment

including,

among

others,

discount

rates,

cash

flows, default

rates, and

loss rates.

A significant

change

in
assumptions

may

result

in

a

significant

change

in

fair

value,

which

in

turn,

may

result

in

a

higher

degree

of

financial

statement
volatility

and

could

result

in

significant

impact

on

our

results

of

operations,

financial

condition

or

disclosures

of

fair

value
information.

The

fair value

of a

financial

instrument

is the

amount

that would

be received

to

sell an

asset or

paid

to transfer

a

liability

in

an
orderly transaction

between market

participants at

the measurement

date. The

Corporation categorizes

the fair

value of

its available-
for-sale

debt

securities

using

a

three-level

hierarchy

for

fair

value

measurements

that

distinguishes

between

market

participant
assumptions

developed

based

on

market

data

obtained

from

sources

independent

of

the

Corporation

(observable

inputs)

and

the
Corporation’s

own

assumptions

about

market

participant

assumptions

developed

based

on

the

best

information

available

in

the
circumstances

(unobservable

inputs).

The

hierarchy

of

inputs

used

in

determining

the

fair

value

maximizes

the

use

of

observable
inputs and

minimizes the

use of

unobservable inputs

by requiring

that observable

inputs be

used when

available. The

hierarchy level
assigned

to each

security

in the

Corporation’s

investment portfolio

was based

on management’s

assessment of

the transparency

and
reliability of the inputs used to estimate the fair values at the measurement date.

The

fair

value

of

U.S.

Treasury

securities

included

as part

of

the

available-for-sale

debt

securities

portfolio

and

equity securities
with readily determinable fair values

was based on unadjusted quoted market

prices (Level 1). If quoted market prices

are unavailable,
the

fair

value

is

based

on

market

prices

for

comparable

assets

(as

is

the

case

with

mortgage-backed

securities

(“MBS”)

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
Private label MBS

are collateralized

by fixed-rate

mortgages on single-family

residential properties

in the U.S.

with original

FICO
scores

over

700

and

moderate

loan-to-value

ratios

(under

80%),

as

well

as

moderate

delinquency

levels.

The

interest

rate

on

these
securities

is

variable,

tied

to

3-month

CME

Term

Secured

Overnight

Financing

Rate

(“SOFR”)

plus

a

tenor

spread

adjustment

of
0.26161%

and

the

original

spread

limited

to

the

weighted-average

coupon

of

the

underlying

collateral.

The

market

valuation
represents

the estimated

net cash

flows over

the projected

life of

the pool

of underlying

assets applying

a discount

rate that

reflects
market observed

floating spreads

over SOFR,

with a

widening spread

based on

a nonrated

security.

The market

valuation

is derived
from a

model that

utilizes relevant

assumptions such

as the

prepayment rate,

default rate,

and loss

severity on

a loan

level basis.

The
Corporation

modeled

the

cash

flow

from

the

fixed-rate

mortgage

collateral

using

a

static

cash

flow

analysis

according

to

collateral
attributes of

the underlying mortgage

pool (
i.e.
, loan term,

current balance, note

rate, rate adjustment

type, rate adjustment

frequency,
rate caps,

and others)

in combination

with prepayment

forecasts based

on historical

portfolio

performance.

The Corporation

models
the variable cash flow of the security using the 3-month CME Term

SOFR forward curve.
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

2023,

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

2023,

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

See

Note

25

–

“Fair

Value”

to

the

audited

consolidated

financial

statements

included

in

Part

II,

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
As of December 31,

2023, we had $150.1

million of deferred tax assets,

net of a related valuation

allowance of $139.2 million.

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

years,
history

of operating

loss or

tax credit

carryforwards

expiring

unused)

exists, more

positive

evidence

than negative

evidence

will be
necessary.

The Corporation

has concluded

that based on

the level

of positive

evidence, it

is more

likely than

not that

the deferred

tax
asset will be realized, net of the existing valuation allowances at December 31, 2023 and 2022. However,

there is no guarantee that the
tax benefits associated

with the deferred

tax assets will be

fully realized. The

positive evidence considered

by management in

arriving
at its

conclusion included

factors such

as the

following:

FirstBank’s

three-year cumulative

income position;

and sustained

periods of
profitability;

management’s

proven

ability

to

forecast

future

income

accurately

and

execute

tax

strategies.

The

negative

evidence
considered by management

included the following: uncertainties

about the state of

the Puerto Rico economy,

including considerations

relating to the pandemic

recovery funds together with

Puerto Rico government debt

restructuring and the ultimate

sustainability of the
latest fiscal plan certified by the Puerto Rico Oversight, Management,

and Economic Stability Act (“PROMESA”) oversight board.
See Note 22
– “
Income Taxes

”

to the audited consolidated financial statements included

in Part II, Item 8 on Form 10-K for further
information related to income taxes.
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
Goodwill is

assessed for

impairment at

least annually

and more

frequently if

circumstances exist

that indicate

a possible

reduction
in the

fair value

of a

reporting unit

below its

carrying value.

When assessing

goodwill for

impairment, first,

a qualitative

assessment
can be

made to

determine whether

it is

more likely

than not

that the

estimated fair

value of

a reporting

unit is

less than

its estimated
carrying value. If

the results of the

qualitative assessment are

not conclusive, a

quantitative goodwill test

is performed. Estimating

the
fair

value

of

our

reporting

units

requires

judgment.

Critical

inputs

to

the

fair

value

estimates

may

include

projected

earnings,
macroeconomic conditions, interest

rate levels, and peers

performance. See Note 1 –

“Nature of Business and

Summary of Significant
Accounting Policies” and

Note 9 – “Goodwill

and Other Intangibles”

to the audited

consolidated financial statements

included in Part
II, Item 8 of this Form

10-K for further information about

goodwill and identifiable intangible

assets. Based on our annual

impairment
qualitative analysis

of goodwill

conducted in

the fourth quarter

of 2023,

it was determined

that it

is more-likely-than-not

that the

fair
value of the reporting units exceeded their carrying value; therefore, goodwill is considered not impaired.

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

See

Note

19

–
“Employee

Benefit

Plans”

to

the

audited

consolidated

financial

statements

included

in

Part

II,

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
be matters for which

a loss is probable or

reasonably possible but not currently

estimable. Accordingly,

actual losses may be in

excess
of

the

established

accrual

or

the

range

of

reasonably

possible

loss.

See

Note

29

–

“Regulatory

Matters,

Commitments

and
Contingencies”

to the audited consolidated financial statements included in Part II,

Item 8 of this Form 10-K.

RESULTS

OF OPERATIONS
Net Interest Income
Net interest

income is

the excess of

interest earned

by First

BanCorp. on

its interest-earning

assets over

the interest

incurred on its
interest-bearing

liabilities.

First

BanCorp.’s

net

interest

income

is

subject

to

interest

rate

risk

due

to

the

repricing

and

maturity
mismatch

of

the

Corporation’s

assets

and

liabilities.

In

addition,

variable

sources

of

interest

income,

such

as

loan

fees,

periodic
dividends, and

collection of

interest in

nonaccrual loans,

can fluctuate

from period

to period.

Net interest

income for

the year

ended
December 31, 2023 was

$797.1 million, compared

to $795.3 million for

the year ended December

31, 2022. On a tax-equivalent

basis
and excluding

the changes

in the

fair value

of derivative

instruments, net

interest income

for the

year ended

December 31,

2023 was
$818.0 million, compared to $828.4 million for the year ended December

31, 2022.
The

following

tables

include a

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

“Non-GAAP
Financial Measures and Reconciliations” above.
Part I
Average volume Interest income (1)

/ expense
Average rate (1)
Year Ended December

31,

2023 2022 2021 2023 2022 2021 2023 2022 2021
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 584,083 $ 1,156,127 $ 2,012,617 $ 30,419 $ 11,791 $ 2,662 5.21% 1.02% 0.13%
Government obligations
(2)
2,843,284 2,870,889 2,065,522 40,314 39,033 27,058 1.42% 1.36% 1.31%
MBS 3,702,908 4,052,660 4,064,343 67,641 85,090 57,159 1.83% 2.10% 1.41%
FHLB stock 36,606 20,419 28,208 2,799 1,114 1,394 7.65% 5.46% 4.94%
Other investments 14,167 12,747 10,254 490 126 61 3.46% 0.99% 0.59%
Total investments
(3)
7,181,048 8,112,842 8,180,944 141,663 137,154 88,334 1.97% 1.69% 1.08%
Residential mortgage loans 2,814,102 2,886,594 3,277,087 160,009 160,359 177,747 5.69% 5.56% 5.42%
Construction loans 172,952 121,642 181,470 14,811 7,350 12,766 8.56% 6.04% 7.03%
C&I and commercial mortgage loans 5,244,503 5,092,638 5,228,150 365,185 281,486 261,333 6.96% 5.53% 5.00%
Finance leases 789,870 636,507 518,757 60,909 46,842 38,532 7.71% 7.36% 7.43%
Consumer loans 2,704,877 2,461,632 2,207,685 301,756 262,542 239,725 11.16% 10.67% 10.86%
Total loans
(4)(5)
11,726,304 11,199,013 11,413,149 902,670 758,579 730,103 7.70% 6.77% 6.40%

Total interest-earning assets
$ 18,907,352 $ 19,311,855 $ 19,594,093 $ 1,044,333 $ 895,733 $ 818,437 5.52% 4.64% 4.18%
Interest-bearing liabilities:
Time deposits $ 2,590,313 $ 2,213,145 $ 2,636,303 $ 68,605 $ 18,102 $ 26,138 2.65% 0.82% 0.99%
Brokered CDs 348,829 69,694 141,959 16,630 1,500 2,982 4.77% 2.15% 2.10%
Other interest-bearing deposits 7,664,793 8,279,320 8,162,280 100,226 26,759 12,362 1.31% 0.32% 0.15%
Securities sold under agreements to repurchase 54,570 194,948 300,482 2,769 7,555 9,963 5.07% 3.88% 3.32%
Advances from the FHLB 541,000 179,452 354,055 24,608 5,136 8,199 4.55% 2.86% 2.32%
Other borrowings 171,184 184,173 183,762 13,538 8,269 5,135 7.91% 4.49% 2.79%
Total interest-bearing liabilities $ 11,370,689 $ 11,120,732 $ 11,778,841 $ 226,376 $ 67,321 $ 64,779 1.99% 0.61% 0.55%
Net interest income on a tax-equivalent basis and excluding
valuations - non-GAAP $ 817,957 $ 828,412 $ 753,658
Interest rate spread 3.53% 4.03% 3.63%
Net interest margin 4.33% 4.29% 3.85%
(1)
On an adjusted tax-equivalent basis. The Corporation estimated the adjusted tax-equivalent yield by dividing the interest rate

spread on exempt assets by 1 less the Puerto Rico statutory

tax rate of
37.5% and adding to it the cost of interest-bearing liabilities.

The tax-equivalent adjustment recognizes the income tax savings when comparing taxable and tax-exempt assets. Management

believes
that it is a standard practice in the banking industry to present net interest income, interest rate spread and net interest

margin on a fully tax-equivalent basis. Therefore, management believes these
measures provide useful information to investors by allowing them to make peer comparisons. The Corporation excludes

changes in the fair value of derivatives from interest income because the
changes in valuation do not affect interest received.

See "Non-GAAP Financial Measures and Reconciliations" above.
(2)
Government obligations include debt issued by government-sponsored agencies.
(3)
Unrealized gains and losses on available-for-sale debt securities are excluded from the average volumes.
(4)
Average loan balances include

the average of nonaccrual loans.
(5)
Interest income on loans includes $11.9 million,

$11.2 million and $10.5 million for the years

ended December 31, 2023, 2022 and 2021, respectively,

of income from prepayment penalties and late
fees related to the Corporation’s loan portfolio.

Part II
Year Ended December 31,

2023 Compared to 2022 2022 Compared to 2021
Variance due to: Variance due to:
Volume Rate Total Volume Rate Total
(In thousands)
Interest income on interest-earning assets:
Money market and other short-term investments $ (17,813) $ 36,441 $ 18,628 $ (4,934) $ 14,063 $ 9,129
Government obligations (382) 1,663 1,281 10,914 1,061 11,975
MBS (6,963) (10,486) (17,449) (205) 28,136 27,931
FHLB stock 1,118 567 1,685 (405) 125 (280)
Other investments 16 348 364 17 48 65
Total investments (24,024) 28,533 4,509 5,387 43,433 48,820
Residential mortgage loans (4,075) 3,725 (350) (21,437) 4,049 (17,388)
Construction loans 3,751 3,710 7,461 (3,793) (1,623) (5,416)
C&I and commercial mortgage loans 8,618 75,081 83,699 (7,132) 27,285 20,153
Finance leases 11,737 2,330 14,067 8,706 (396) 8,310
Consumer loans 26,758 12,456 39,214 27,330 (4,513) 22,817
Total loans 46,789 97,302 144,091 3,674 24,802 28,476
Total interest income $ 22,765 $ 125,835 $ 148,600 $ 9,061 68,235 $ 77,296
Interest expense on interest-bearing liabilities:
Time deposits $ 3,574 $ 46,929 $ 50,503 $ (3,844) $ (4,192) $ (8,036)
Brokered CDs 11,608 3,522 15,130 (1,537) 55 (1,482)
Other interest-bearing deposits (5,011) 78,478 73,467 180 14,217 14,397
Securities sold under agreements to repurchase (6,282) 1,496 (4,786) (3,795) 1,387 (2,408)
Advances from the FHLB 15,066 4,406 19,472 (4,520) 1,457 (3,063)
Other borrowings (805) 6,074 5,269 9 3,125 3,134
Total interest expense 18,150 140,905 159,055 (13,507) 16,049 2,542
Change in net interest income $ 4,615 $ (15,070) $ (10,455) $ 22,568 $ 52,186 $ 74,754
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

– “Income
Taxes”

to the audited

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

(“valuations”),

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
Year Ended December 31,

2023 2022 2021
(Dollars in thousands)
Interest income - GAAP $ 1,023,486 $ 862,614 $ 794,708
Unrealized loss (gain) on derivative instruments 8 (30) (24)
Interest income excluding valuations - non-GAAP 1,023,494 862,584 794,684
Tax-equivalent adjustment 20,839 33,149 23,753
Interest income on a tax-equivalent basis

and excluding valuations - non-GAAP
$ 1,044,333 $ 895,733 $ 818,437
Interest expense - GAAP $ 226,376 $ 67,321 $ 64,779
Net interest income - GAAP $ 797,110 $ 795,293 $ 729,929
Net interest income excluding valuations - non-GAAP $ 797,118 $ 795,263 $ 729,905
Net interest income on a tax-equivalent basis

and excluding valuations - non-GAAP
$ 817,957 $ 828,412 $ 753,658
Average Balances

Loans and leases $ 11,726,304 $ 11,199,013 $ 11,413,149
Total securities, other short-term investments and interest-bearing cash balances
7,181,048 8,112,842 8,180,944
Average Interest-Earning Assets $ 18,907,352 $ 19,311,855 $ 19,594,093
Average Interest-Bearing Liabilities $ 11,370,689 $ 11,120,732 $ 11,778,841
Average Assets $ 18,706,423 $ 19,378,649 $ 20,303,033
Average Non-Interest-Bearing Deposits $ 5,741,345 $ 6,391,171 $ 6,063,715
Average Yield/Rate
Average yield on interest-earning assets - GAAP 5.41% 4.47% 4.06%
Average rate on interest-bearing liabilities - GAAP 1.99% 0.61% 0.55%
Net interest spread - GAAP 3.42% 3.86% 3.51%
Net interest margin - GAAP 4.22% 4.12% 3.73%
Average yield on interest-earning assets excluding valuations

- non-GAAP
5.41% 4.47% 4.06%
Average rate on interest-bearing liabilities 1.99% 0.61% 0.55%
Net interest spread excluding valuations

- non-GAAP
3.42% 3.86% 3.51%
Net interest margin excluding valuations - non-GAAP 4.22% 4.12% 3.73%
Average yield on interest-earning assets on a tax-equivalent basis and excluding valuations

non-GAAP
5.52% 4.64% 4.18%
Average rate on interest-bearing liabilities 1.99% 0.61% 0.55%
Net interest spread on a tax-equivalent basis

and excluding valuations - non-GAAP
3.53% 4.03% 3.63%
Net interest margin on a tax-equivalent basis and excluding

valuations - non-GAAP
4.33% 4.29% 3.85%

Net interest income amounted to $797.1 million for

the year ended December 31, 2023, an increase of $1.8

million, when compared
to $795.3 million for same period in 2022. The $1.8 million increase in net interest income was primarily due to:
● A $142.7 million increase in interest income on loans consisting of:
-
An $89.0 million increase in interest

income on commercial and construction loans,

driven by the effect of higher

market
interest

rates

on

the

upward

repricing

of

variable-rate

loans

and

on

new

loan

originations

and,

to

a

lesser

extent,

an
increase of

$259.0 million

in the

average balance

of this

portfolio (excluding

Small Business

Administration

Paycheck
Protection

Program

(“SBA

PPP”)

loans).

These

variances

were

partially

offset

by

a

$7.6

million

reduction

in

interest
income from SBA PPP loans.
As

of

December

31,

2023,

the

interest

rate

on

approximately

55%

of

the

Corporation’s

commercial

and

construction
loans was tied

to variable

rates, with 33%

based upon

SOFR of 3

months or

less, 13% based

upon the

Prime rate index,
and

9%

based

on

other

indexes.

For

the

year

ended

December

31,

2023,

the

average

one-month

SOFR

increased

321
basis points,

the average

three-month SOFR

increased 298

basis points,

and the

average Prime

rate increased

333 basis
points, compared to the average rates for such indexes for the year ended December 31, 2022.
-
A

$53.3

million

increase

in

interest

income

on

consumer

loans

and

finance

leases,

driven

by

an

increase

of

$396.6
million in the average balance of this portfolio and, to a lesser extent, the upward repricing of the credit cards portfolio.
- A
$0.4

million

increase

in

interest

income

on

residential

mortgage

loans,

driven

by

the

positive

effect

of

new

loan
originations at higher current market

interest rates, partially offset by

a decline of $72.5 million in the

average balance of
this portfolio.
●
An $18.2 million increase in interest income from interest-bearing cash balances and investment securities, consisting of:
-
An

$18.6

million

increase

in

interest

income

from

interest-bearing

cash

balances,

which

consisted

primarily

of

cash
balances

deposited

at

the

FED,

mainly

associated

with

the

effect

of

higher

market

interest

rates,

partially

offset

by

a
decline of $572.0 million in the average balance.
-
A $2.1 million

increase in dividend

income on equity

securities, of which

$1.7 million was

associated with income

from
FHLB stock.
Partially offset by:
-
A

$2.5

million

net

decrease

in

interest

income

on

debt

securities,

including

a

net

decrease

of

$4.5

million

on

U.S.
government

and

agencies

debt

securities

and

MBS

driven

by

a

net

decline

of

$343.1

million

in

the

average

balance,
partially

offset

by

an

increase

of

$2.0

million

in

interest

income

on

Puerto

Rico

municipal

bonds

that

was

mainly
attributable to the upward repricing of variable-rate bonds.

Partially offset by:
●
A $139.1 million increase in interest expense on interest-bearing deposits, consisting of:
-
A $73.5 million

increase in interest

expense on interest-bearing

checking and saving

accounts, mainly driven

by a $76.5
million

increase

associated

with

higher

interest

rates

paid

in

2023

as

a

result

of

the

overall

higher

interest

rate
environment, partially offset

by a $2.9 million decrease

resulting from a $614.5 million

decline in the average balance

of
these deposits. The

average cost of

interest-bearing checking

and saving

accounts increased by

99 basis points

to 1.31%
for

2023

as compared

to 0.32

%

for

2022,

mostly driven

by government

deposits in

the Puerto

Rico

region.

Excluding
government deposits, the

average cost of

interest-bearing checking

and savings accounts

for 2023 was

0.68%, compared
to 0.26%

for 2022.
-
A

$50.5

million

increase

in

interest

expense

on

time

deposits,

excluding

brokered

CDs,

of

which

$46.9

million

was
related

to

higher

rates

paid

in

2023

on

new

issuances

and

renewals

also

associated

with

the

higher

interest

rate
environment. The

average cost

of time

deposits for

2023, excluding

brokered CDs,

increased 183

basis points

to 2.65%
when compared

to 2022. Excluding

public sector time

deposits, the average

cost of non-brokered

time deposits for

2023
increased 177 basis points

to 2.61% when compared

to 2022, reflecting the

effect of customers

allocating more cash into
higher yielding alternatives.
-
A $15.1

million increase

in interest

expense on

brokered CDs,

driven by

the increase

of $279.1

million increase

in the
average balance.
●
A $20.0 million net increase in interest expense on borrowings, consisting of:
-
A $19.5

million increase

in interest

expense on

advances from

the FHLB,

associated with

a $361.5

million increase

in
the average balance.
-
A

$5.3

million

increase

in

interest

expense

on

other

borrowings,

mainly

driven

by

the

upward

repricing

of

junior
subordinated debentures,

partially offset by a reduction in the average balance.
Partially offset by:
-
A $4.8 million

decrease in interest

expense on repurchase

agreements, driven

by a $6.3 million

decrease associated with
a $140.4 million decline in the average balance, partially offset by a $1.5 million increase associated with new short-term
repurchase agreements entered into during 2023 at higher interest rates.
Net interest

margin increased

by 10

basis points

to 4.22%

for 2023,

compared to

4.12% for

2022. The

net interest

margin increase
primarily

reflects

the

higher

interest

rate

environment,

driving

the

upward

repricing

of

variable-rate

commercial

loans,

and

higher
yields earned

on new

loan originations.

The net

interest margin

also benefited

from an

improved earnings

-asset mix

reflected in

the
growth

of higher

yielding

commercial and

consumer

loans. These

factors

were partially

offset

by an

increase in

the average

cost of
interest-bearing

liabilities, mainly

reflecting the

effect of

higher rates

paid on

deposits, and

a continued

migration from

non-interest-
bearing and other low-cost deposits to higher-cost deposits.

Provision for Credit Losses
The provision

for credit

losses for

loans and

finance leases

was $66.6

million for

the year

ended December

31, 2023,

compared to
$25.7 million for the year ended December 31, 2022. The variances by major portfolio category were as follows:
●
Provision

for credit

losses for

the consumer

loan and

finance lease

portfolios

was an

expense of

$67.8

million for

the year
ended

December

31,

2023,

compared

to an

expense

of

$57.5

million

for

the

year

ended

December

31,

2022.

The increase
primarily

reflects

the

increases

in

the

size

of

the

consumer

loan

portfolios

coupled

with

higher

delinquency

and

historical
charge-off

levels in

all major

portfolio

classes, partially

offset by

improvements

in the

forecasted macroeconomic

variables
such as the regional unemployment rate and retail sales in the case of credit cards.
●
Provision

for credit

losses for

the commercial

and

construction loan

portfolios

was an

expense of

$5.7 million

for the

year
ended

December

31,

2023,

compared

to

a

net

benefit

of

$23.1

million

for

year

ended

December

31,

2022.

The

expense
recognized during 2023

was mainly due

to the increase

in the size of

the commercial and

construction loan portfoli

os, a $6.0
million charge

associated with

a nonaccrual

C&I participated

loan in

the Florida

region in

the power

generation industry,

a
$1.7 million

incremental reserve recorded

during 2023

associated with the

inflow to nonaccrual

status of a

$9.5 million

C&I
loan in the Puerto

Rico region, and a $1.0

million charge-off recorded

on a nonaccrual commercial

mortgage loan transferred
to OREO during 2023, partially offset

by an improvement on the economic outlook

of certain macroeconomic variables, such
as the unemployment

rate. Meanwhile, the

net benefit recorded during

2022 mainly reflects reductions

in qualitative reserves
associated with

reduced

COVID-19

uncertainties,

partially

offset

by loan

growth

and a

less favorable

economic

outlook of
certain macroeconomic variables, such as the CRE price index.
●
Provision

for

credit

losses

for

the

residential

mortgage

loan

portfolio

was

a

net

benefit

of

$6.9

million

for

the

year

ended
December

31,

2023,

compared

to

a

net

benefit

of

$8.7

million

for

the

year

ended

December

31,

2022.

The

net

benefit
recorded during 2023 was primarily

related to updated macroeconomic variables,

such as the Regional Home Price Index

and
the unemployment rate, partially offset by newly originated

loans which have a longer life.
Provision for credit losses for

unfunded loan commitments
The

provision for

credit losses

for unfunded

commercial

and construction

loan commitments

and standby

letters of

credit

was an
expense

of

$0.4

million

for

the

year

ended

December

31,

2023,

compared

to

$2.7

million

for

year

ended

December

31,

2022.

The
expense

recorded

during

2022

was

mainly

driven

by

an

increase

in

unfunded

loan

commitments

principally

due

to

then

newly
originated facilities which remained undrawn as of December 31, 2022.
Provision for credit losses for

held-to-maturity and available-for-sale debt

securities
The provision

for credit

losses for

held-to-maturity

debt securities

was a

net benefit

of $6.1

million for

the year

ended December
31,

2023,

compared

to

a

net benefit

of

$0.3

million

for

year

ended

December

31,

2022.

The

net

benefit

recorded

during

2023

was
mostly

driven

by

the

refinancing

of

a

$46.5

million

municipal

bond

into

a

shorter-term

commercial

loan

structure

and,

to

a

lesser
extent, a reduction in qualitative reserves driven by updated financial information of certain bond issuers received during 2023.
The provision

for credit

losses for

available-for-sale

debt securities

was an

expense of

$20 thousand

for the

year ended

December
31, 2023, compared to a net benefit of $0.4 million for the year ended December

31, 2022.

Non-Interest Income
Non-interest income

for the

year ended

December 31,

2023 amounted

to $132.7

million, compared

to $123.1

million for

the same
period

in

2022.

Non-interest

income

for

the

year

ended

December

31,

2023

includes

the $3.6

million

gain

recognized

from

a

legal
settlement,

included

as part

of

“Other

non-interest

income,”

and

the

$1.6

million

gain

on

the

repurchase

of

$21.4

million

in

junior
subordinated

debentures,

reported

as

“Gain

on

early

extinguishment

of

debt.”

See

“Non-GAAP

Financial

Measures

and
Reconciliations” above

for additional

information.

On a

non-GAAP basis,

excluding the

effect

of these

Special Items,

adjusted non-
interest income increased by $4.4 million primarily due

to:
● A
$6.3 million

net increase

in adjusted

other non-interest

income including:

(i) a

$2.6 million

increase in

net gains

from
sales of

fixed assets,

of which

$3.0 million

was related

to the

sale of

a banking

premise in

the Florida

region; (ii)

a $1.4
million increase

related to higher

benefit recognized

in relation to

purchased income

tax credits realized;

(iii) $0.8

million
in

debit

card

incentives

collected

during

2023;

(iv)

a

$0.5

million

decrease

in

unrealized

losses

on

marketable

equity
securities; (v)

a $0.

4

million

increase related

to higher

unused loan

commitment

fees; and

(vi) $0.4

million

in insurance
proceeds received during 2023.
●
A

$3.5

million

increase

in

card

and

processing

income

mainly

in

interchange

income

related

to

higher

transactional
volumes.
Partially offset by:
●
A $4.7 million decrease

in revenues from mortgage

banking activities, mainly driven

by a decrease in the

net realized gain
on sales

of residential

mortgage loans

in the

secondary market

due to

a lower

volume of

sales and

lower margins.

During
2023

and

2022,

net

gains

of

$3.3

million

and

$8.4

million,

respectively,

were

recognized

as

a

result

of

GNMA
securitization

transactions

and

whole

loan

sales

to

U.S.

GSEs

amounting

to

$155.2

million

and

$238.3

million,
respectively.
● A $0.9 million decrease in insurance commission income.
Non-Interest Expenses
Non-interest expenses for

the year ended December

31, 2023 amounted to $471.4

million, compared to $443.1

million for the same
period

in

2022.

The

efficiency

ratio

for

the

year

ended

December

31,

2023

was

50.70%,

compared

to

48.25%

for

the

year

ended
December

31,

2022.

Non-interest

expenses

for

the year

ended

December

31,

2023

include the

FDIC special

assessment

expense

of
$6.3

million.

See

“Non-GAAP

Financial

Measures

and

Reconciliations”

above

for

additional

information.

On

a

non-GAAP

basis,
excluding the effect of this Special Item, adjusted non-interest expenses

increased by $22.0 million primarily due to:
● A
$16.8

million

increase

in

employees’

compensation

and

benefits

expenses,

mainly

driven

by

annual

salary

merit
increases and minimum wage adjustments,

and increases

in bonuses accruals,

medical insurance premium costs, and stock-
based compensation expense; partially offset by higher

deferral of loan origination costs.
● A
$3.3 million increase in credit and debit card processing expenses, mainly driven by higher transactional volumes.
●
A $3.0

million

increase

in other

non-interest

expenses,

mainly

due

to an

increase

of $1.8

million

in net

periodic

cost of
pension plans and a $0.8 million increase in charges for legal and operational reserves.
● A
$2.4

million

increase

in

the

adjusted

FDIC deposit

insurance

expense,

driven

by

the two

basis points

increase

on

the
initial base deposit insurance assessment rate that came into effect during the first quarter of 2023.
●
A $1.4

million increase

in business

promotion

expenses, mainly

as a

result of

a $0.9

million increase

in sponsorship

and
public relations activities and a $0.7

million increase in marketing and advertising expenses.
● A
$1.0 million increase

in taxes, other than

income taxes, primarily

related to higher municipal

license taxes and sales

and
use taxes.

Partially offset by:
● A
$2.4

million

decrease

in

occupancy

and

equipment

expenses,

primarily

reflecting

reductions

in

depreciation

charges,
rental expenses, and energy costs,

partially offset by an increase in maintenance charges

and property taxes.
● A
$2.0 million

decrease

in professional

service fees,

in part

due

to a

reduction of

$0.8 million

in collections,

appraisals,
and other credit-related fees.
● A
$1.3

million

increase

in

net

gains

on

OREO

operations,

mainly

driven

by

a

$0.9

million

decrease

in

property

values
write-downs and a $0.7

million increase in net

realized gains on

sales of OREO properties

,

primarily residential properties
in the Puerto Rico region.
Income Taxes
For

the

year

ended

December

31,

2023,

the

Corporation

recorded

an

income

tax

expense

of

$94.6

million,

compared

to

$142.5
million

for

the

same

period

in

2022.

The

decrease

in

income

tax

expense

for

2023,

as

compared

to

the

same

period

in

2022,

was
mainly

driven

by

a

lower

effective

tax

rate

and

lower

pre-tax

income.

The

reduction

in

the

effective

tax

rate

was

due

to

increased
business

activities

with

preferential

tax

treatment

under

the

Puerto

Rico

tax

code,

which

resulted

in

additional

deductions

in

the
banking subsidiary,

as well as a higher proportion of exempt income to taxable income.
The

Corporation’s

annual

effective

tax

rate

for

the

year

ended

December

31,

2023,

excluding

entities

from

which

a

tax

benefit
cannot

be

recognized

and

discrete

items,

was

23.5%,

compared

to

31.2%

for

2022.

The

effective

tax

rate

of

the

Corporation

is
impacted

by,

among other

things, the

composition

and

source of

its taxable

income.

Based on

current strategies,

we expect

that

the
effective tax

rate for

2024 will

be around

the same

levels of

2023. See

Note 22 -

Income Taxes,

to the

audited consolidated

financial
statements included in Part II, Item 8 of this Form 10-K, for additional information

.
As

of

December

31,

2023,

the

Corporation

had

a

deferred

tax

asset

of

$150.1

million,

net

of

a

valuation

allowance

of

$139.2
million

against

the

deferred

tax

asset,

compared

to

a

deferred

tax

asset

of

$155.6

million,

net

of

a

valuation

allowance

of

$185.5
million, as

of December

31, 2022.

The reduction

in the

valuation allowance

was related

primarily

to changes

in the

market value

of
available-for-sale debt

securities and

the expiration

of capital

losses, both

which resulted

in an

equal change

in the

deferred tax

asset
without impacting

earnings. Income

tax paid

for the

year ended

December 31,

2023 amounted

to $109.5

million, compared

to $51.8
million

in

2022.

The

increase

is

related

to

the

full

utilization

during

2022

of

certain

deferred

tax

assets

related

to

NOLs

that

were
available for regular income tax which decreased the amount due for income taxes.

OPERATING SEGMENTS
Based

upon

the

Corporation’s

organizational

structure

and

the

information

provided

to

the

Chief

Executive

Officer

and
management of the Corporation, the

operating segments are based primarily on

the Corporation’s

lines of business for its operations in
Puerto Rico,

the Corporation’s

principal market,

and by

geographic areas

for its

operations outside

of Puerto

Rico. As

of December
31,

2023, the

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

Note 27,

“Segment Information”

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

31, 2023 and 2022, other

operating expenses not allocated

to a particular segment
amounted

to $168.7

million and

$155.3 million,

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
Segment

income

before taxes

for

the year

ended December

31,

2023 decreased

to $42.4

million,

compared

to $111.1

million

for
2022.

The highlights

of the

Commercial and

Corporate

Banking segment’s

financial results

for

the years

ended December

31, 2023
and 2022 include the following:
●
Net interest income for

the year ended December

31, 2023 was $54.7

million, compared to

$109.8 million for 2022.

The
decrease

in

net

interest

income

was

primarily

attributable

to

an

increase

in

the

cost

of

funds

charged

to

this

segment,
resulting from

higher market

interest rates,

that exceeded

the effect

of the

upward repricing

of variable-rate

commercial
and construction loans and higher average loan balances.

●
For 2023, the

provision for credit

losses was a net

benefit of $6.2

million, compared to

a net benefit of

$20.2 million for
2022.

The

net

benefit

recorded

during

2023

mainly

reflects

a

more

favorable

economic

outlook

in

the

projection

of
certain

macroeconomic

variables such

as the

unemployment rate,

partially offset

by a

$1.7 million

incremental

reserve
recorded

during

2023

associated

with

the

inflow

to

nonaccrual

status

of

a

$9.5

million

C&I

loan

and

a

$1.0

million
charge-off

recorded on

a nonaccrual

commercial

mortgage loan

transferred

to OREO

during

2023. Meanwhile,

the net
benefit

recorded

in

2022

mainly

reflects

reductions

in

qualitative

reserves

associated

with

reduced

uncertainties
regarding

the

economic

impact

of

the

COVID-19

pandemic,

particularly

on

loans

in

the

hotel,

transportation

and
entertainment

industries,

partially

offset

by

loan

growth

and

a

less

favorable

economic

outlook

in

the

projection

of
certain forecasted macroeconomic variables, such as the CRE price index.

●
Total

non-interest income

for the

year ended

December 31,

2023 amounted

to $21.3

million compared

to $18.2

million
for

2022.

The

increase

in

non-interest

income

was

mainly

related

to

the

aforementioned

$3.6

million

gain

recognized
from a legal settlement related to a commercial relationship which was settled and collected in 2023.

●
Direct non-interest

expenses for

the year

ended December

31, 2023

were $39.7

million, compared

to $37.1

million for
2022.

The

increase

is

due

to

a

$2.9

million

increase

in

the

FDIC

deposit

insurance

expense

allocated

to

this

segment
driven

by

the

aforementioned

FDIC

special

assessment

expense

and

the

two

basis

points

increase

on

the

initial

base
deposit insurance

assessment rate

that came

into effect

during the

first quarter

of 2023;

a $0.6

million increase

in taxes,
other

than

income

taxes,

primarily

related

to

higher

municipal

license

taxes;

and

a

$0.4

million

increase

in

business
promotion expenses

mainly in sponsorship

activities. These variances

were partially

offset by

a $0.6 million

decrease in
occupancy

and

equipment

expenses,

primarily

reflecting

reductions

in

rental

expenses

and

energy

costs;

and

a

$0.4
million increase in net gains on OREO properties, mainly driven by a decrease in property values write-downs.

Consumer (Retail) Banking
The

Consumer

(Retail)

Banking

segment

consists

of

the

Corporation’s

consumer

lending

and

deposit-taking

activities

conducted
mainly

through

FirstBank’s

branch

network

and

loan

centers

in

Puerto

Rico.

Loans

to

consumers

include

auto

loans

and

finance
leases,

boat

loans,

personal

loans,

credit

card

loans,

and

lines

of

credit.

Deposit

products

include

interest-bearing

and

non-interest-
bearing checking and savings accounts, individual retirement accounts

(“IRAs”), and retail CDs. Retail deposits gathered through

each
branch of FirstBank’s retail network

serve as one of the funding sources for the lending and investing activities.
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
Other activities included in this segment are insurance activities in the Puerto

Rico region.
Segment income

before taxes

for the

year ended

December 31,

2023 increased

to $419.6

million, compared

to $301.3

million for
2022. The

highlights of

the Consumer

(Retail) Banking

segment’s

financial results

for the

years ended

December 31,

2023 and

2022
include the following:
●
Net

interest

income

for

the year

ended

December

31,

2023

was $575.4

million,

compared

to $442.6

million

for 2022.

The

increase

was

mainly

due

to

higher

income

from

funds

loaned

to

other

business

segments

resulting

from

higher
market interest

rates that

exceeded the

decrease in

interest rate

spreads resulting

from the

increase in

interest rates

paid
on retail deposits to customers.
●
The

provision

for

credit

losses

for

the

year

ended

December

31,

2023

increased

by

$8.8

million

to

$65.9

million,
compared

to $57.1

million

for

the

year

ended

December

31,

2022.

The increase

primarily

reflects

the

increases

in

the
size of the consumer loan portfolios and higher delinquency

and historical charge-off levels in all major

portfolio classes,
partially offset by

improvements in the forecasted

macroeconomic variables such

as the regional unemployment

rate and
retail sales in the case of credit cards.

●
Non-interest income for the

year ended December 31,

2023 was $83.2 million,

compared to $78.5 million

for 2022.

The
increase includes

a $4.5

million increase

in card

and processing

income driven

by higher

transactional volumes,

a $1.4
million

increase

related

to

higher

benefit

recognized

in

relation

to

purchased

income

tax

credits

realized

and

a

$0.8
million increase in debit card incentives collected during 2023.

These variances were partially offset by decreases of $0.8
million in insurance commission income and $0.7 million in service charges and fees on deposit accounts.

●
Direct non-interest expenses for

the year ended December

31, 2023 were $173.2 million,

compared to $162.7 million

for
2022.

The increase

was primarily

related to a

$4.5 million

increase in

employees’ compensation

and benefits

expenses,
mainly

driven

by

annual

salary

merit

increases

and

minimum

wage

adjustments

and

increases

in

medical

insurance
premium

costs,

and

stock-based

compensation

expense,

partially

offset

by

higher

deferral

of

loan

origination

costs;

a
$3.1 million increase in

credit and debit card processing

expenses, mainly driven by higher

transactional volumes; a $2.7
million increase in the FDIC deposit insurance expense allocated to this segment due to the aforementioned FDIC special
assessment expense and

the two basis points

increase on the initial

base deposit insurance

assessment rate that came

into
effect during the first quarter of 2023; and

a $0.5 million increase in business promotion expenses.

These variances were
partially

offset

by a

$0.6 million

decrease

in occupancy

and equipment

expenses

and

a $0.3

million

decrease in

taxes,
other than income taxes.

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
Segment

income

before

taxes

for

the

year

ended

December

31,

2023

decreased

to

$74.2

million,

compared

to

$99.5

million

for
2022. The

highlights of

the Mortgage

Banking segment’s

financial results

for the

years ended

December 31,

2023 and

2022 include
the following:
●
Net interest

income for

the year ended

December 31,

2023 was

$78.7 million,

compared to

$98.9 million

for 2022.

The
decrease

in

net

interest

income

was

primarily

attributable

to

an

increase

in

the

cost

of

funds

charged

to

this

segment,
resulting from higher market interest rates, as well as a decrease in average loan balances.
●
The provision

for credit

losses for

2023 was

a net

benefit of

$7.5 million,

compared to

a net

benefit of

$7.6 million

for
2022.

The

net

benefit

recorded

during

2023

was

primarily

related

to

updated

macroeconomic

variables,

such

as

the
Regional Home

Price Index

and the

unemployment rate,

partially offset

by newly

originated loans

which have

a longer
life.

The

net

benefit

recorded

during

2022

reflects

the

effect

of

a

decrease

in

the

size

of

the

loan

portfolio

as

well

as
reductions in qualitative reserves associated with reduced COVID-19 uncertainties.
●
Non-interest income for

the year ended

December 31, 2023

was $11.4

million, compared to

$16.0 million for

2022. The
decrease was

mainly driven

by a

$4.9 million

decrease in

the net

realized gain

on sales

of residential

mortgage loans

in
the secondary market mainly due to a lower volume of sales and lower margins.
●
Direct non-interest

expenses for

the year

ended December

31, 2023

were $23.5

million, compared

to $23.0

million for
2022.

The increase was mainly related

to a $1.5 million increase in

the FDIC deposit insurance

expense allocated to this
segment due to the aforementioned FDIC

special assessment expense and the

two basis points increase on the initial base
deposit insurance assessment rate

that came into effect

during the first quarter

of 2023. This variance

was partially offset
by a $0.9

million increase in

net gains on

OREO operations mainly

driven by a

$0.4 million decrease

in property values
write-downs and a $0.4 million increase in net realized gains on sales of OREO properties.

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
Segment loss

before taxes

for the

year ended

December 31,

2023 was

$15.7 million,

compared to

segment income

before taxes

of
$36.3 million

for 2022.

The highlights

of the

Treasury and

Investments segment’s

financial results

for the

years ended December

31,
2023 and 2022 include the following:
●
Net

interest

loss

for

the

year

ended

December

31,

2023

was

$13.9

million,

compared

to

net

interest

income

of

$39.6
million for 2022.

The decrease was mainly

related to an increase

in the net

transfer pricing charge

associated to the

cost
of

funds

borrowed

from

the

Consumer

(Retail)

Banking

segment,

resulting

from

higher

market

interest

rates,

coupled
with a reduced interest rate spread driven by a higher cost of funding.
●
Non-interest

income

for

the

year

ended

December

31,

2023

was

$2.0

million,

compared

to

non-interest

loss

of

$0.1
million for

2022.

The variance

primarily

reflects a

$1.6 million

gain recognized

on the

repurchase of

$21.4 million

in
junior subordinated debentures and a $0.5 million decrease in unrealized losses on marketable equity securities.
●
Direct non-interest expenses

for 2023 were $3.8

million, compared to $3.7

million for 2022.

The increase was primarily
reflected in employees’ compensation and benefits expenses.

United States Operations
The United

States Operations

segment

consists of

all banking

activities conducted

by FirstBank

on the

U.S. mainland.

FirstBank
provides a

wide range

of banking

services to

individual and

corporate customers

primarily in

southern Florida

through eight

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
Segment

income

before

taxes

for

the

year

ended

December

31,

2023

decreased

to

$42.8

million,

compared

to

$53.1

million

for
2022.

The highlights

of the

United

States operations

’

segment’s

financial

results for

the years

ended

December

31, 2023

and

2022,
include the following:
●
Net interest income

for the year

ended December 31,

2023 was $79.4

million, compared to

$80.5 million for

2022.

The
decrease

was mainly

due

to an

increase

in

the cost

of funds

charged

to this

segment,

that exceeded

the benefit

from a
slight increase in interest rate spread driven by increases in yields and average balance of loans.
●
The

Corporation

recognized

a

provision

for

credit

losses

of

$8.7

million

for

the

year

ended

December

31,

2023,
compared to a net benefit

of $3.1 million for the

same period in 2022. The

provision for credit losses for

2023 includes a
provision

expense

of

$7.8

million

for

the

commercial

and

construction

loan

portfolios

mainly

due

to

a

$6.0

million
charge associated

with a

nonaccrual C&I

participated loan

in the

power generation

industry.

Meanwhile, the

net benefit
recorded during 2022 mainly

reflects reductions in qualitative reserves

associated with reduced COVID-19

uncertainties,
partially offset by loan growth.
●
Total non

-interest income for the year

ended December 31, 2023

amounted to $6.7 million,

compared to $2.9 million

for
2022.

The increase was primarily

related to a $3.2

million increase in net

gains from sales of

fixed assets, of which

$3.0
million was

related to

the sale

of a

banking premise;

a $0.3

million increase

related to

higher unused

loan commitment
fees; and a $0.2 million increase in income from insurance commissions.
●
Direct non-interest

expenses for

the year

ended December

31, 2023

were $34.7

million, compared

to $33.4

million for
2022.

The increase

was mainly

associated to

a $1.0

million increase

in the

FDIC deposit

insurance expense

allocated to
this segment due

to the aforementioned

FDIC special assessment

expense and the

two basis points increase

on the initial
base deposit

insurance assessment

rate that

came into effect

during the

first quarter

of 2023,

and a $0.8

million increase
in employees’

compensation and

benefits expenses.

These variances

were partially

offset by

a $0.3

million decrease

in
occupancy and equipment expenses.

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
Segment income

before taxes for

the year ended

December 31,

2023 increased

to $2.9 million,

compared to

$1.7 million

for 2022.
The highlights

of the

Virgin

Islands operations’

segment’s

financial results

for the

years ended

December 31,

2023 and

2022

include
the following:
●
Net interest

income for

the year

ended December

31, 2023

was $22.8

million, compared

to $23.8

million for

the same
period in

2022.

The decrease

was mainly

related to

an increase

in interest

expense, particularly

in time

deposits due

to
higher rates

paid on

new issuances

and renewals,

partially offset

by an

increase in

interest income

on commercial

loans
driven by

the upward repricing

of commercial

and construction

variable-rate loans

and on new

loan originations

as well
as higher

average loan

balances and

an increase

in interest

income on

consumer loans

mainly related

to higher

average
loan balances and higher yields.
●
The

provision

for

credit

losses

for

the

year

ended

December

31,

2023,

was

$0.1

million

compared

to

$2.0

million

in
2022.

The

decrease

was

driven

by

a

more

favorable

economic

outlook

in

the

projection

of

certain

macroeconomic
variables,

such

as

the

unemployment

rate.

Meanwhile,

the

provision

recorded

during

2022

was

primarily

related

to
consumer

loans

reflecting

the

effects

of

loan

growth,

higher

delinquency

and

charge-off

levels,

and

a

less

favorable
outlook of certain macroeconomic variables.

●
Non-interest

income for

the year

ended December

31, 2023

was $8.0

million, compared

to $7.7

million for

2022.

The
increase

was

primarily

related

to

a

$0.4

million

increase

in

card

and

processing

income

and

a

$0.2

million

increase
related

to

higher

unused

loan

commitment

fees,

partially

offset

by

a

$0.3

million

decrease

in

income

from

insurance
commissions.
●
Direct non-interest expenses

for the year

ended December 31,

2023 remained flat

at $27.9 million compared

to the same
period in 2022. Non-interest

expenses include a $0.6

million increase in the FDIC

deposit insurance expense

allocated to
this segment due

to the aforementioned

FDIC special assessment

expense and the

two basis points increase

on the initial
base deposit insurance assessment rate that came into effect during the first quarter of 2023 and a $0.2 million increase in credit

and

debit

card

processing

expenses,

partially

offset

by

a

$0.9

million

decrease

in

occupancy

and

equipment
expenses.

FINANCIAL CONDITION AND OPERATING

DATA

ANALYSIS
Financial Condition

The following table presents an average balance sheet of the Corporation for the following years:
December 31,
2023 2022 2021
(In thousands)
ASSETS
Interest-earning assets:

Money market and other short-term investments
$ 584,083 $ 1,156,127 $ 2,012,617

U.S. and Puerto Rico government obligations
2,843,284 2,870,889 2,065,522

MBS
3,702,908 4,052,660 4,064,343

FHLB stock
36,606 20,419 28,208

Other investments
14,167 12,747 10,254

Total investments
7,181,048 8,112,842 8,180,944

Residential mortgage loans
2,814,102 2,886,594 3,277,087

Construction loans
172,952 121,642 181,470

Commercial loans
5,244,503 5,092,638 5,228,150

Finance leases
789,870 636,507 518,757

Consumer loans
2,704,877 2,461,632 2,207,685

Total loans
11,726,304 11,199,013 11,413,149

Total interest-earning

assets, excluding valuation

allowances and ACL
18,907,352 19,311,855 19,594,093
Total non-interest-earning

assets
573,010 603,728 720,240
Valuation

allowances and ACL
(1)
(773,939) (536,934) (11,300)

Total assets
$ 18,706,423 $ 19,378,649 $ 20,303,033
LIABILITIES
Interest-bearing liabilities:

Time deposits
$ 2,590,313 $ 2,213,145 $ 2,636,303

Brokered CDs
348,829 69,694 141,959

Other interest-bearing deposits
7,664,793 8,279,320 8,162,280

Interest-bearing deposits
10,603,935 10,562,159 10,940,542

Securities sold under agreements to repurchase
54,570 194,948 300,482

Advances from the FHLB
541,000 179,452 354,055

Other long-term borrowings
171,184 184,173 183,762

Total interest-bearing

liabilities
11,370,689 11,120,732 11,778,841
Total non-interest-bearing

liabilities
(2)
5,950,495 6,622,638 6,285,942

Total liabilities
17,321,184 17,743,370 18,064,783
STOCKHOLDERS' EQUITY
Stockholders' equity:

Preferred stock
- - 32,938

Common stockholders' equity
1,385,239 1,635,279 2,205,312

Stockholders' equity
1,385,239 1,635,279 2,238,250
Total liabilities and stockholders'

equity
$ 18,706,423 $ 19,378,649 $ 20,303,033
(1) Includes, among other things, the ACL on loans and finance leases and debt securities, as well as unrealized gains and losses on available-for-sale debt securities.
(2) Includes, among other things, non-interest-bearing deposits.

The Corporation’s

total average assets

were $18.7

billion for the

year ended December

31, 2023, compared

to $19.4 billion

for the
year

ended

December

31,

2022,

a

net

decrease

of

$672.2

million.

The

variance

primarily

reflects

the

following:

(i)

a

decrease

of
$572.0

million

in

the

average

balance

of

interest-bearing

cash,

which

consisted

primarily

of

deposits

maintained

at

the

Federal
Reserve Bank; (ii)

a decrease of $377.4

million in debt

securities, mainly due

to principal repayments

of U.S. agencies MBS;

and (iii)
an

increase

of

$239.0

million

in

unrealized

losses

on

available-for-sale

debt

securities.

These

variances

were

partially

offset

by

a
$527.3 million

increase in the

average balance

of total loans,

consisting of

an increase of

$396.6 million

in consumer loans

mainly in
the auto loan and finance

lease portfolios, a $203.2

million increase in the

commercial and construction

loans, and a decrease of

$72.5
million in residential mortgage loans.
The

Corporation’s

total

average

liabilities

were

$17.3

billion

for

the

year

ended

December

31,

2023,

a

net

decrease

of

$422.2
million compared

to December

31, 2022.

The net

decrease was

mainly related

to a

combined decrease

of $1.3

billion in

the average
balance

of

non-interest

and

interest-bearing

demand

deposits,

checking,

and

savings

accounts,

primarily

reflecting

the

effect

of
customers allocating

more cash

into higher

yielding alternatives.

This variance

was partially

offset by

increases of

$377.2 million

in
the average

balance of non-brokered

time deposits, $279.1

million in the

average balance

of brokered

CDs, and $208.2

million in the
average balance of total borrowings, mainly associated with long-term FHLB advances.

Assets

The Corporation’s

total assets were $18.9

billion as of December

31, 2023, an increase

of $275.1 million from

December 31, 2022,
primarily

related

to

a

$627.7

million

increase

in

the

total

loan

portfolio

before

the

ACL,

mainly

in

consumer

and

commercial

and
construction

loans, and

a $182.7

million

increase in

cash and

cash equivalents

,

mainly

driven by

the net

effect

of the

end

of period
overall

increase

in

deposits,

net

of

the

decrease

in

borrowings,

partially

offset

by

a

$452.4

million

decrease

in

total

investment
securities net of a $165.4 million increase in the fair value of available-for

-sale debt securities.
Loans Receivable, including Loans Held for Sale
As of

December 31,

2023, the

Corporation’s

total loan

portfolio before

the ACL

amounted to

$12.2 billion,

an increase

of $627.7
million compared to December 31, 2022. In

terms of geography,

the growth consisted of increases of $648.9 million

and $44.9 million
in

the

Puerto

Rico

and

Virgin

Islands

regions,

respectively,

partially

offset

by

a

$66.1

million

decrease

in

the

Florida

region.

On a
portfolio

basis,

the

growth

consisted

of

increases

of

$330.2

million

in

consumer

loans,

including

a

$276.8

million

increase

in

auto
loans

and

finance

leases,

and

$328.0

million

in

commercial

and

construction

loans,

partially

offset

by

a

$30.5

million

decrease

in
residential mortgage loans.
As

of

December

31,

2023,

the Corporation’s

loans

held-for-investment

portfolio

was

comprised

of

commercial

and

construction
loans

(47%),

residential

real

estate

loans

(23%),

and

consumer

and

finance

leases

(30%).

Of

the

total

gross

loan

portfolio

held

for
investment

of

$12.2

billion

as

of

December

31,

2023,

the

Corporation

had

credit

risk

concentration

of

approximately

80%

in

the
Puerto Rico region,

17% in the

United States region

(mainly in the

state of Florida),

and 3% in

the Virgin

Islands region, as

shown in
the following table:

As of December 31, 2023 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,187,875 $ 168,131 $ 465,720 $ 2,821,726
Construction loans 111,664 3,737 99,376 214,777
Commercial mortgage loans 1,725,325 65,312 526,446 2,317,083
C&I loans 2,130,368 119,040 924,824 3,174,232

Total commercial loans
3,967,357 188,089 1,550,646 5,706,092
Consumer loans and finance leases 3,583,272 68,498 5,895 3,657,665

Total loans held for investment,

gross
$ 9,738,504 $ 424,718 $ 2,022,261 $ 12,185,483
Loans held for sale 7,368 - - 7,368

Total loans, gross
$ 9,745,872 $ 424,718 $ 2,022,261 $ 12,192,851
As of December 31, 2022 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,237,983 $ 179,917 $ 429,390 $ 2,847,290
Construction loans 30,529 4,243 98,181 132,953
Commercial mortgage loans 1,768,890 65,314 524,647 2,358,851
C&I loans 1,791,235 68,874 1,026,154 2,886,263

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
For the Year

Ended December 31,
2023 2022 2021
(Dollars in thousands)
Beginning balance as of January 1 $ 11,304,667 $ 10,826,783 $ 11,441,691
Residential real estate loans originated and purchased 424,641 468,599 623,290
Construction loans originated 154,720 112,640 102,538
C&I and commercial mortgage loans originated and purchased 2,750,817 2,950,904 2,994,893
Finance leases originated 327,528 308,811 240,419
Consumer loans originated 1,468,794 1,516,316 1,287,487
Total loans originated

and purchased
5,126,500 5,357,270 5,248,627
Sales of loans (155,733) (293,213) (620,227)
Repayments and other decreases
(1)
(4,344,426) (4,586,173) (5,243,308)
Net increase (decrease) 626,341 477,884 (614,908)
Ending balance as of December 31 $ 11,931,008 $ 11,304,667 $ 10,826,783
Percentage increase (decrease) 5.54% 4.41% -5.37%
_____________
(1)
Includes, among other things, the change in the ACL on loans and finance leases and cancellation of loans due to the repossession of the collateral and loans repurchased.
Residential Real Estate Loans
As of

December 31,

2023, the

Corporation’s

total residential

mortgage

loan portfolio,

including

loans held

for sale,

decreased by
$30.5

million,

as compared

to the

balance

as of

December 31,

2022.

The

decline

in

the residential

mortgage

loan

portfolio

reflects
decreases

of $55.0

million in

the Puerto

Rico region

and $11.8

million in

the Virgin

Islands region,

partially offset

by an

increase of
$36.3 million

in the

Florida region.

The decline

was driven

by repayments,

foreclosures, and

charge-offs,

which more

than offset

the
volume of new loan originations kept on the balance sheet.

As of

December 31,

2023, the

majority of

the Corporation’s

outstanding balance

of residential

mortgage loans

in the

Puerto Rico
and the Virgin

Islands regions consisted

of fixed-rate loans

that traditionally carry

higher yields than

residential mortgage loans

in the
Florida region. In

the Florida region,

approximately 38% of

the residential mortgage

loan portfolio consisted

of hybrid adjustable-rate
mortgages. In

accordance with

the Corporation’s

underwriting guidelines,

residential mortgage

loans are

primarily fully

documented
loans, and the Corporation does not originate negative amortization loans.
Residential

mortgage

loan

originations

for

the

year

ended

December

31,

2023

amounted

to

$424.6

million,

compared

to

$468.6
million for 2022.

The decrease in

residential mortgage

loan originations of

$44.0 million consisted

of declines

of $38.6 million

in the
Puerto

Rico

region

and

$9.2

million

in

the

Virgin

Islands

region,

partially

offset

by

a

$3.8

million

increase

in

the

Florida

region.
Approximately

46% of

the $324.3

million residential

mortgage loan

originations in

the Puerto

Rico region

during 2023

consisted of
conforming loans, compared to 54% of $363.0 million for 2022.

Commercial and Construction Loans
As of December 31,

2023, the Corporation’s

commercial and construction

loan portfolio increased by

$328.0 million, as compared
to the balance as of December 31, 2022.

In

the

Puerto

Rico

region,

commercial

and

construction

loans

increased

by

$376.7

million,

as

compared

to

the

balance

as

of
December 31,

2022. This

increase was

driven by

the origination

of several

term loans,

including nine

commercial relationships,

each
in

excess

of

$10

million,

which

increased

the

portfolio

by

$256.6

million,

including

a

$150.0

million

participation

on

a

C&I

loan
funded

in connection

with the

financial closing

of a

public-private

partnership (P3)

for improvement

of infrastructure

for

toll roads.
The increase

also reflects the

effect of

higher utilization

of lines of

credit including an

increase of $61.1

million associated

with three
lines

of

credit;

and

a

$73.3

million

increase

in

the

outstanding

balance

of

floor

plan

lines

of

credit.

The

variance

also

reflects

the
aforementioned refinancing of

a $46.5 million

municipal loan into

a shorter commercial

loan structure. These variances

were partially
offset by multiple payoffs and paydowns, including

four C&I relationships,

each in excess of $10 million, totaling $89.3 million.
In

the

Virgin

Islands

region,

commercial

and

construction

loans

increased

by

$49.6

million,

as

compared

to

the

balance

as

of
December 31,

2022. The

increase was

driven by

the utilization

of $57.2

million of

a new

$100.0 million

collateralized line

of credit
facility extended to a government public corporation.

In the

Florida region,

commercial and

construction loans

decreased by

$98.3 million,

as compared

to the

balance as

of December
31, 2022. This decrease

reflects, among other

things, the effect of

$138.1 million in payoffs

and paydowns of

eight C&I relationships,
each

in

excess

of

$10

million,

including

the

aforementioned

payoff

of

a

$24.3

million

adversely

classified

C&I

participated

loan,
partially

offset

by

the

originations

of

five

C&I

term

loans,

each

in

excess

of

$10

million,

which

increased

the

portfolio

amount

by
$71.0 million.
As of

December 31,

2023,

the Corporation

had $187.7

million outstanding

in loans

extended

to the

Puerto Rico

government,

its
municipalities,

and

public

corporations,

compared

to

$169.8

million

as

of

December

31,

2022.

See

“Exposure

to

Puerto

Rico
Government” below for additional information.

The

Corporation

also

has

credit

exposure

to

USVI

government

entities.

As

of

December

31,

2023,

the

Corporation

had

$90.5
million in

loans to

USVI government

public corporations,

compared to

$38.0 million

as of

December 31,

2022.The increase

in loans
to USVI

government public

corporations was

driven by

the aforementioned

$57.2 million

line of

credit utilization.

See “Exposure

to
USVI Government” below for additional information.
As of

December

31,

2023,

the Corporation’s

total

commercial

mortgage

loan

exposure

amounted

to

$2.3

billion,

or 19%

of

the
total loan

portfolio.

Relationships that

have an

exposure of

at least

$5 million

amounted to

$1.9 billion,

or 84%

of the

total of

such
portfolio, as of December

31, 2023. The $1.9

billion exposure consisted of

$1.5

billion and $0.4 billion

in the Puerto Rico

and Florida
regions, respectively.

The $1.5 billion

exposure in the

Puerto Rico region

was comprised mainly

of 44% in the

retail industry,

24% in
office real

estate, and 20%

in the hotel

industry.

The $0.4 billion

exposure in

the Florida

region was

comprised mainly

of 41%

in the
hotel industry,

20% in the retail industry,

and 8% in office real estate.

As

of

December

31,

2023,

the

Corporation’s

total

exposure

to

shared

national

credit

(“SNC”)

loans

(including

unused
commitments) amounted to $1.2 billion as of December

31, 2023 compared to $1.1 billion as of December

31, 2022. The increase was
primarily

related

to

the

aforementioned

$150.0

million

participation

on

a

C&I

loan

origination.

As

of

December

31,

2023,
approximately $389.8 million of

the SNC exposure is related

to the portfolio in the

Puerto Rico region and $828.6

million is related to
the portfolio in the Florida region.
Commercial and

construction loan

originations (excluding

government loans)

for the

year ended

December 31,

2023 amounted

to
$2.7 billion, compared to $3.0 billion for 2022.

The decrease of $287.5 million consisted of a decrease

of $305.1 million in the Florida
region,

partially offset by increases of $17.3 million in the Puerto Rico region and $0.3 million in the Virgin

Islands region.

Government

loan originations

for the

year ended

December 31,

2023 amounted

to $180.7

million, compared

to $51.1

million

for
2022. Government loan originations

for 2023 were mainly related to

the aforementioned refinancing of a

$46.5 million municipal loan
into a

shorter commercial

loan structure

,

the aforementioned

$57.2 million

cash collateralized

line of

credit utilization

in the

Virgin
Islands region,

and a

$12.8 million

loan to

an agency

of the Puerto

Rico government

for a

low-income housing

project. On

the other
hand,

government

loan

originations

for 2022 were

mainly

related

to

the

renewal

of

a

public

corporation

line

of

credit in

the

Virgin
Islands region, the renewal of a municipal loan

in the Puerto Rico region, and the utilization of an

arranged overdraft line of credit of a
government entity in the Virgin

Islands region.
Consumer Loans and Finance Leases
As of December

31, 2023, the

Corporation’s

consumer loan and

finance lease portfolio

increased by $330.2

million to $3.7

billion,
as compared to

the portfolio balance

of $3.3 billion

as of December

31, 2022. This increase

was mainly related

to increases of $138.6
million

and

$138.2

million

in

the

finance

leases

and

auto

loans

portfolios,

respectively.

The

growth

in

consumer

loans

was

mainly
reflected in the Puerto Rico region across all portfolio classes.
Originations

of

auto

loans

(including

finance

leases)

for

the

year

ended

December

31,

2023

decreased

by

$31.3

million

to

$1.0
billion, as compared to the same period in 2022. The decrease consisted of a $34.3 million decrease in the Puerto Rico region, partially
offset

by a

$3.0 million

increase in

the Virgin

Islands region.

Other consumer

loan originations,

other than

credit cards,

for the

year
ended

December

31,

2023

amounted

to

$302.6

million,

compared

to

$304.5

million

for

2022.

The

utilization

activity

on

the
outstanding credit

card portfolio

for the

year ended

December 31,

2023 amounted

to $492.6

million, compared

to $488.3

million for
2022.

Maturities of Loans Receivable

The following tables

present the loans

held for investment

portfolio as of

December 31, 2023

by remaining contractual

maturities and
interest rate type:
After One Year After Five Years
Total Portfolio One Year or Less Through Five Years Through 15 Years After 15 Years
(In thousands)
Residential mortgage $ 68,105 $ 433,368 $ 1,212,861 $ 1,107,392 $ 2,821,726
Construction loans
173,170 40,035 1,121 451 214,777
Commercial mortgage loans 1,007,107 1,137,810 168,208 3,958 2,317,083
C&I loans 1,274,423 1,535,068 362,088 2,653 3,174,232
Consumer loans 1,121,631 2,269,326 265,700 1,008 3,657,665
Total loans
(1)
$ 3,644,436 $ 5,415,607 $ 2,009,978 $ 1,115,462 $ 12,185,483
Amount due in one year or less at: Amount due after one year:
Total Portfolio
Fixed Interest Rates
Variable Interest
Rates
Fixed Interest Rates
Variable Interest
Rates
Residential mortgage $ 64,349 $ 3,756 $ 2,568,850 $ 184,771 $ 2,821,726
Construction loans
40,611 132,559 26,239 15,368 214,777
Commercial mortgage loans 798,063 209,044 887,301 422,675 2,317,083
C&I loans 290,933 983,490 524,848 1,374,961 3,174,232
Consumer loans 866,565 255,066 2,530,169 5,865 3,657,665
Total loans
(1)
$ 2,060,521 $ 1,583,915 $ 6,537,407 $ 2,003,640 $ 12,185,483
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

2023

amounted

to

$5.2

billion,

a

$369.5
million decrease

from December

31, 2022.

The decrease

was mainly

driven by

repayments of

approximately $396.4

million of

U.S.
agencies MBS

and debentures;

and repayments

of $137.0

million associated

to matured

securities, of

which $129.0

million were

U.S
agencies callable

debentures;

partially offset

by a $165.4

million increase in

fair value attributable

to changes in

market interest rates.
As of

December 31,

2023, the

Corporation had

a net

unrealized loss

on available-for-sale

debt securities

of $632.8

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

December

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

loss of $1.7

million as
of

December

31,

2023,

of which

$0.4

million

is due

to credit

deterioration.

During 2021,

the

Corporation

placed

this instrument

in
nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.
As

of

December

31,

2023,

the

Corporation’s

held-to-maturity

debt

securities

portfolio,

before

the

ACL,

decreased

to

$354.2
million, compared to

$437.5 million as

of December 31,

2022, mainly due

to the refinancing

of a $46.5 million

municipal bond into

a
shorter-term

commercial

loan

structure

and

$38.9

million

in

repayments.

Held-to-maturity

debt

securities

include

fixed-rate

GSEs’
MBS with

a carrying

value of

$247.1 million

(fair value

of $235.2

million) as

of December

31, 2023,

compared to

$271.8 million

as
of December 31,

2022. Held-to-maturity debt

securities also include financing

arrangements with Puerto

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

of December

31, 2023,

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

charges to the ACL on these

securities will be required. As
of December

31, 2023,

the ACL

for held-to-maturity

debt securities

was $2.2

million, compared

to $8.3

million as

of December

31,
2022.

The decrease

in the

ACL of

held-to-maturity

debt

securities was

mostly driven

by the

aforementioned

refinancing of

a $46.5
million municipal bond

into a shorter-term

commercial loan structure

and, to a

lesser extent, a

reduction in qualitative

reserves driven
by updated financial information of certain bond issuers received during 2023.

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

The following table presents the carrying values of investments as of the indicated dates:
December 31,

2023
December 31, 2022
(In thousands)
Money market investments $ 1,239 $ 2,025
Available-for-sale

debt securities, at fair value:
U.S. government and agencies obligations 2,443,790 2,492,228
Puerto Rico government obligations 1,415 2,201
MBS:

Residential
2,633,161 2,941,458

Commercial
151,618 163,133
Other - 500

Total available-for-sale

debt securities, at fair value
5,229,984 5,599,520
Held-to-maturity debt securities, at amortized cost:
MBS:

Residential
146,468 166,739

Commercial
100,670 105,088
Puerto Rico municipal bonds 107,040 165,710

ACL for held-to-maturity Puerto Rico municipal bonds
(2,197) (8,286)

Total held-to-maturity

debt securities
351,981 429,251
Equity securities, including $34.6 million and $42.9 million of FHLB stock as of December 31, 2023 and 2022, respectively 49,675 55,289
Total money market

investments and investment securities
$ 5,632,879 $ 6,086,085

The carrying values of debt securities as of December 31, 2023 by contractual maturity

(excluding MBS), are shown below:
Carrying Amount
Weighted-Average

Yield %
(Dollars in thousands)
U.S. government and agencies obligations:
Due within one year $ 605,185 0.75
Due after one year through five years 1,821,545 0.86
Due after five years through ten years 8,163 2.64
Due after ten years 8,897 5.49
2,443,790 0.85
Puerto Rico government and municipalities obligations:
Due within one year 3,165 9.30
Due after one year through five years 51,230 7.78
Due after five years through ten years 36,050 7.13
Due after ten years 18,010 7.46
108,455 7.55
MBS
3,031,917 1.69
ACL on held-to-maturity debt securities (2,197) -
Total debt securities
$ 5,581,965 1.45

Net

interest

income

in

future

periods

could

be

affected

by

prepayments

of

MBS.

Any

acceleration

in

the

prepayments

of

MBS
purchased

at

a

premium
would

lower

yields

on

these

securities,

since

the

amortization

of

premiums

paid

upon

acquisition

would
accelerate. Conversely,

acceleration of the

prepayments of MBS would

increase yields on

securities purchased at

a discount, since

the
amortization

of

the

discount

would

accelerate.

These

risks

are

directly

linked

to

future

period

market

interest

rate

fluctuations.

Net
interest

income

in future

periods

might

also

be affected

by the

Corporation’s

investment

in

callable

securities. As

of December

31,
2023, the

Corporation had

approximately $1.9

billion in

callable debt

securities (U.S.

agencies debt

securities) with

an average

yield
of 0.79%

of which approximately

62% were purchased at

a discount and 3%

at a premium. See

“Risk Management” below for

further
analysis

of

the

effects

of

changing

interest

rates

on

the

Corporation’s

net

interest

income

and

the

Corporation’s

interest

rate

risk
management strategies.

Also, refer

to Note

3 –

“Debt Securities”

to the

audited consolidated

financial statements

included in

Part II,
Item 8 of this Form 10-K, for additional information regarding the Corporation’s debt securities portfolio.
RISK MANAGEMENT
General
Risks

are

inherent

in

virtually

all

aspects

of

the

Corporation’s

business

activities

and

operations.

Consequently,

effective

risk
management

is

fundamental

to

the

success

of

the

Corporation.

The

primary

goals

of

risk

management

are

to

ensure

that

the
Corporation’s

risk-taking activities are

consistent with the

Corporation’s

objectives and risk

tolerance, and that

there is an appropriate
balance between risks and rewards to maximize stockholder value.
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
Risk Definition
Liquidity Risk
Liquidity risk is

the risk to earnings

or capital arising

from the possibility

that the Corporation

will not have

sufficient cash to

meet
its short-term liquidity

demands, such as

from deposit redemptions

or loan commitments.

See “Liquidity Risk

and Capital Adequacy”
below for further details.
Interest Rate Risk
Interest

rate

risk

is

the

risk

arising

from

adverse

movements

in

interest

rates.

See

“Interest

Rate

Risk

Management”

below

for
further details.
Market Risk
Market

risk

is

the

risk

of

loss

in

the

value

of

assets

or

liabilities

due

to

changes

in

market

conditions,

including

movements

in
market

rates or

prices, such

as interest

rates

or equity

prices. The

Corporation

evaluates market

risk together

with interest

rate risk.

Both changes in market values

and changes in interest rates

are evaluated and forecasted. See

“Interest Rate Risk Management”

below
for the effects of changes in interest rates on net interest income.
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

Legal,

Regulatory and Compliance Risk
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

and Cybersecurity Risk
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

●
Oversee the Corporation’s Loan

Review program;
●
Oversee

management’s

activities

with

respect

to

capital

stress testing,

model

risk

management,

information

technology

risk
and operational risk;
●
Review and discuss with management risk assessments for new products and services;
●
Review periodically the scope and effectiveness of the

Corporation’s regulatory compliance policies

and programs; and
●
Annually assess the Corporation’s

institutional insurance programs.
The

Risk

Committee

also

receives

regular

reports

and

engages

in

discussions

throughout

the

year

on

the

effectiveness

of

the
Corporate Information Security Program (“CISP”),

including its inherent risk, the roadmap for addressing those risks, and the progress
in

doing

so.

The

Risk

Committee

annually

reviews

and

approves

the

CISP

and

annually

receives

a

report

on

related

security
safeguards in accordance with the Gramm-Leach-Bliley Act.
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

that process;

and
●
Oversight of the Corporation’s liquidity

position and liquidity stress testing.

Credit Committee
The Board of

Directors has appointed

the Credit Committee to

assist the Board in

its oversight of the

Corporation’s policies

related
to the Corporation’s lending

function, or credit management. The committee’s

primary responsibilities are to:
●
Monitor the

performance and

quality of

the Corporation’s

credit portfolio

through the

review of

selected measures

of credit
quality and trends and such other information as it deems appropriate;
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

● Review on an annual basis and recommend to the Board the lending authorities;
●
Approve loans as required by the lending authorities approved by the Board; and
● Report to the Board regarding credit management.
Audit Committee
The Board of Directors has appointed

the Audit Committee to assist the

Board in fulfilling its responsibility to oversee

management
regarding:

●
Oversight

of

the

charter,

strategic

plan

execution,

annual

internal

audit

plan

execution,

staffing,

budget

and

organizational
structure of the internal audit function;
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

the

Corporation’s
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
● The risk governance structure;
●
The risk assessments and profile of the Corporation;

●
The Corporation’s risk appetite statement

and risk tolerance;

●
The risk management

strategy and associated risk

management initiatives and

how both support the

business strategy
and business model of the Corporation; and
● The Corporate Incident Response Program.
Other Management Committees
As

part

of

its

governance

framework,

the

Corporation

has

various

additional

risk

management-related

committees.

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
Corporation.

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
●
Data

Governance

Council

–

Responsible

for

ensuring

the

effective

governance

of

data

assets.

This

includes

establishing
policies,

standards,

and

procedures

to

promote

data

quality,

security,

compliance,

and

strategic

data

utilization.

The

Data
Governance Council reports to the Executive Risk Management Committee.
Officers
As part of its governance framework, the following officers

play a key role in the Corporation’s risk

management process:
●
The Chief Executive

Officer (“CEO”) is

responsible for the

overall risk governance

structure of the Corporation.

The CEO is
ultimately responsible for business strategies, strategic objectives, risk management priorities, and policies.
●
The General Auditor

is responsible for leading

the corporate internal audit

function and reporting matters

directly to the Audit
Committee and administratively to the CEO.
●
The

Chief Operating

Officer

(“COO”)

manages

the Corporation’s

operational

framework,

including

information

technology
(“IT”),

facilities,

banking

operations,

corporate

security,

and

enterprise

architecture.

The

COO

oversees

the

effective

and
efficient execution of the various technology initiatives

to support the Corporation’s growth and

improve overall efficiency.
●
The

Chief

Information

Officer

(“CIO”)

is responsible

for

overseeing

technology

services provided

by IT

vendors

including
the following:

(i) the fulfillment

of contractual

obligations and

responsibilities; (ii)

the development

of policies and

standards
related

to

the

technology;

(iii)

services

provided;

(iv)

Service

Level

Agreement

(SLA)

metrics

and

compliance;

and

v)

the
Business

Continuity

Strategy.

The

Corporate

Data

Officer

works

with

the

CIO

in

the

supervision

of

the

Data

Governance
practices.
●
The Corporate

Security Officer

(“CISO”) leads the

Corporate Security

Office (“CSO”),

which manages

the controls designed
to identify,

detect,

protect against,

respond

to, and

recover from

physical and

logical

events,

including

cybersecurity threats
and cybersecurity

incidents. The

CSO is responsible

for developing

and implementing

a CISP that

protects

the organization's
data and systems. The Corporation

engages in a continuous

risk monitoring process that

seeks to identify internal

and external
threats

to

our

information

security

systems

and

data

and

assesses

the

sufficiency

of

the

controls

in

place

to

mitigate

these
threats to acceptable levels on a risk-based basis. The CISO reports on a regular basis to the Risk Committee on the CISP.

●
The Chief Credit

Officer is responsible

for the approval

of loans and

for reporting to

the Board regarding

Credit Management
activities

as

required

by

lending

authorities.

The

Chief

Credit

Officer,

Portfolio

Risk

Manager,

Loan

Review

Manager

and
other

Senior

Executives

are

responsible

for

managing

and

executing

the

Corporation’s

credit

risk

program.

The

credit

risk
program aims

to i)

maintain the

quality of

the Corporation’s

credit portfolio,

ii) review

the trends

affecting the

portfolio, and
iii) oversee the effectiveness and administration of credit-related policies.
●
The

Chief

Financial

Officer

(“CFO”),

together

with

the

Corporation’s

Treasurer

and

the

Asset

and

Liability

Management
(“ALM”)

Director,

manage

the

Corporation’s

interest

rate

and

market

and

liquidity

risk

programs,

including

the

liquidity
stress testing

and policy

limits. The

CFO supervises

Capital Planning

and Capital

Stress Testing.

The CFO,

jointly with

the
Chief Accounting

Officer (“CAO”)

and the

Corporate Controller,

are responsible

for the development

and implementation

of
the

Corporation’s

accounting

policies

and

practices

and

the

review

and

monitoring

of

critical

accounts

and

transactions

to
ensure that they are reported in accordance with GAAP and the applicable regulatory requirements for financial and regulatory
reporting purposes.

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

process.

●
The Chief Risk Officer

(“CRO”) is responsible for

the oversight of the

risk management of the

Corporation as well as

the risk
governance

processes.

The

CRO, together

with

the

ERM

and

Operational

Risk Director,

monitor

key

risks

and

manage the

operational

risk

program.

The

CRO

provides

the

leadership

and

strategy

for

the

Corporation’s

risk

management

and
monitoring

activities and

is responsible

for the

oversight

of regulatory

compliance, loan

review,

model risk,

and operational
risk

management.

The

CRO

supervises

talent

management

efforts,

maintains

adequate

succession

planning

practices

and
promotes

employee

engagement.

The

Human

Resources

Director

supports

the

CRO

in

the

human

capital

and

talent
management efforts.

The CRO reports

regularly to the

Risk Committee of

the Board on

risk management activities

including
risk

assessments,

risk

tolerances,

regulatory

matters,

and

emerging

risks.

The

CRO

co-leads

with

the

CFO

the
CECL/allowance quarterly financial assessment.
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

ERM

and

Operational

Risk

Director

also

supervises

the
Corporate

Incident Response

Program.

The Financial

and Model

Risk Manager,

IT Risk

Manager,

Retail Quality

Assurance
Manager,

Regulatory

Affairs

Manager

and

Corporate

Risk

Managers

assist

the

ERM

and

Operational

Risk

Director

in

the
monitoring of

key risks

and oversight

of risk

management practices.

The ERM

and Operational

Risk Director

assist the

CFO
in

the

review

and

oversight

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

limited to

SEC reporting

matters, insurance

coverage

and liability,

and

the ESG
Program.
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
Liquidity Risk Management
The Corporation manages

its liquidity in

a proactive manner and

in an effort

to maintain a sound

liquidity position. It uses

multiple
measures

to monitor

its liquidity

position,

including

core

liquidity,

basic

liquidity,

and time-based

reserve

measures. Cash

and

cash
equivalents amounted to $663.2 million as of December

31, 2023,

compared to $480.5 million as of December 31, 2022. When adding
$2.2 billion of free high-quality liquid securities that could be liquidated or pledged within one day (which includes assets such as U.S.
government

and

GSEs

obligations),

the

total

core

liquidity

amounted

to

$2.8

billion

as

of

December

31,

2023,

or

14.93%

of

total
assets, compared to $3.5 billion, or 19.02% of total assets as of December

31, 2022.

In

addition

to

the

aforementioned

$2.8

billion

in

cash

and

free

high

quality

liquid

assets,

the

Corporation

had

$924.2

million
available

for

credit

with

the FHLB

based

on

the

value

of

loan

collateral

pledged

with

the

FHLB.

As

such,

the

basic

liquidity

ratio
(which adds available

secured lines of credit

to the core liquidity)

was approximately 19.82%

of total assets as

of December 31,

2023,
compared to 22.48% of total assets as of December 31, 2022.

Further,

the

Corporation

also

maintains

borrowing

capacity

at

the

FED

Discount

Window.

The

Corporation

does

not

consider
borrowing capacity

from the FED

Discount Window

as a primary

source of liquidity

but had approximately

$1.5 billion

available for
funding under

the FED’s

Borrower-in-Custody

(“BIC”) Program

as of

December 31,

2023 as

a contingent

source of

liquidity.

Total
loans

pledged

to

the

FED

BIC Program

amounted

to $2.5

billion

as of

December

31,

2023.

The

Corporation

also

does not

rely

on
uncommitted

inter-bank

lines

of

credit

(federal

funds

lines)

to

fund

its

operations

and

does

not

include

them

in

the

basic

liquidity
measure. On

a combined

basis, as of

December 31,

2023, the

Corporation had

$5.2 billion,

or 118%

of uninsured

estimated deposits,
excluding fully collateralized government deposits, available to meet liquidity needs.

Liquidity

at

the Bank

level

is highly

dependent

on

bank deposits,

which

fund

87.7%

of the

Bank’s

assets (or

83.6%

excluding
brokered CDs).

In addition,

as further

discussed below,

the Corporation

maintains a

diversified base

of readily

available wholesale
funding

sources,

including

advances

from

the

FHLB

through

pledged

borrowing

capacity,

securities

sold

under

agreements

to
repurchase, and access to brokered CDs. Funding

through wholesale funding may continue to increase

the overall cost of funding for
the Corporation and adversely affect the net interest margin.

Commitments to extend credit and standby letters of credit

As a

provider of

financial services,

the Corporation

routinely enters

into commitments

with off

-balance sheet

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

2023
December 31, 2022
(In thousands)
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit:

Construction undisbursed funds
$ 234,974 $ 170,639

Unused credit card lines
882,486 936,231

Unused personal lines of credit

38,956 41,988

Commercial lines of credit
862,963 761,634

Letters of credit:

Commercial letters of credit
69,543 68,647

Standby letters of credit
8,313 9,160
The

Corporation

engages

in

the ordinary

course

of business

in

other

financial

transactions

that

are not

recorded

on the

balance
sheet

or

may

be

recorded

on

the

balance

sheet

in

amounts

that

are

different

from

the

full

contract

or

notional

amount

of

the
transaction

and, thus,

affect

the Corporation’s

liquidity position.

These transactions

are designed

to (i)

meet the

financial needs

of
customers, (ii) manage the

Corporation’s credit,

market and liquidity risks, (iii)

diversify the Corporation’s

funding sources, and (iv)
optimize capital.

In addition to the

aforementioned off-balance

sheet debt obligations

and unfunded commitments

to extend credit, the

Corporation
has obligations and commitments to make future payments

under contracts, amounting to approximately $4.4

billion as of December
31,

2023.

Our

material

cash

requirements

comprise

primarily

of

contractual

obligations

to

make

future

payments

related

to

time
deposits,

long-term

borrowings,

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

and support

loan growth

and capital

plan execution

for
the foreseeable future.
Off-balance sheet

transactions are continuously

monitored to consider

their potential impact

to our liquidity

position and changes
are applied to the balance between sources and uses of funds, as deemed appropriate,

to maintain a sound liquidity position.

Sources of Funding
The Corporation

utilizes different

sources of

funding to

help ensure

that adequate

levels of

liquidity are

available when

needed.
Diversification

of

funding

sources

is

of

great

importance

to

protect

the

Corporation’s

liquidity

from

market

disruptions.

The
principal

sources

of

short-term

funding

are

deposits,

including

brokered

CDs.

Additional

funding

is

provided

by

securities

sold
under

agreements

to

repurchase

and

lines

of

credit

with

the

FHLB.

In

addition,

the

Corporation

also

maintains

as

additional
contingent

sources

borrowing

capacity

at

the

FED’s

BIC

Program

and

the

FED’s

BTFP,

which

provides

an

additional

short-term
source of funding until March 11, 2024.
The Asset and Liability Committee reviews credit availability on a regular basis. The Corporation may

also sell mortgage loans as
a supplementary source of funding and obtain long-term funding through the issuance of notes and long-term brokered CDs.

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
Deposits
The following table presents the composition of total deposits as of the indicated
dates:
As of December 31,
2023 2022
(Dollars in thousands)
Interest-bearing checking accounts $ 3,937,945 $ 3,770,993
Interest-bearing saving accounts 3,596,855 3,902,888
Time deposits 3,617,064 2,356,702
Interest-bearing deposits
(1)
11,151,864 10,030,583
Non-interest-bearing deposits 5,404,121 6,112,884
Total $ 16,555,985 $ 16,143,467
Interest-bearing deposits:
Average balance

outstanding
$ 10,603,935 $ 10,562,159
Weighted average

rate during the period on interest-bearing deposits
1.75% 0.44%
Non-interest-bearing deposits:
Average balance

outstanding
$ 5,741,345 $ 6,391,171
(1)
The weighted-average interest rate on total interest-bearing deposits as of December 31, 2023 and 2022 was 2.24% and 1.03%,

respectively.

Retail

and

commercial

core

deposits

–
The

Corporation’s

deposit

products

include

regular

saving

accounts,

demand

deposit
accounts,

money

market

accounts,

and

retail

CDs.

As

of

December

31,

2023,

the

Corporation’s

core

deposits,

which

exclude
government deposits and brokered CDs, decreased by $667.9

million to $12.6 billion from $13.3 billion as of December

31, 2022. The
decrease was

primarily related

to non-interest

bearing and

saving deposits

across all

regions. Notwithstanding,

these reductions

were
partially

offset

by

an

increase

in

time

deposits,

including

a

shift

from

non-interest

bearing

or

low-interest

bearing

products

to

time
deposits,

driven

by

higher

market

interest

rates.

Over

the

last year,

the

Federal

Reserve

Board’s

policies

to

control

the

inflationary
economic environment,

including repeated

market interest

rate increases,

have resulted

in excess

liquidity gradually

tapering off

and
impacting

the

Corporation’s

core

deposit

balances.

Further

shifts

may

continue

to

increase

the

overall

cost

of

funding

for

the
Corporation and adversely affect the net interest margin.

Government

deposits

(fully

collateralized)

–

As

of

December

31,

2023,

the

Corporation

had

$2.7

billion

of

Puerto

Rico

public
sector deposits

($2.6 billion

in transactional

accounts and

$137.2 million

in time

deposits), compared

to $2.3

billion as

of December
31, 2022.

The increase

was related

to higher

balances of

interest-bearing transactional

accounts.

Government deposits

are insured

by
the

FDIC

up

to

the

applicable

limits

and

the

uninsured

portions

are

fully

collateralized.

Approximately

20%

of

the

public

sector
deposits

as

of

December

31,

2023

were

from

municipalities

and

municipal

agencies

in

Puerto

Rico

and

80%

were

from

public
corporations, the central government and its agencies, and U.S. federal government agencies in Puerto Rico.
In addition,

as of

December 31,

2023, the

Corporation had

$449.4

million of

government deposits

in the

Virgin

Islands region

as
compared

to

$442.8

million

as

of

December

31,

2022

and

$10.2

million

in

the

Florida

region

as

compared

to

$11.6

million

as

of
December 31, 2022.
The uninsured

portions

of government

deposits were

collateralized

by securities

and

loans with

an amortized

cost of

$3.5

billion
and

$3.1

billion

as

of

December

31,

2023

and

2022,

respectively,

and

an

estimated

market

value

of

$3.1

billion

and

$2.7

billion,
respectively.

In addition

to securities

and loans,

as of

December 31,

2023 and

2022, the

Corporation used

$175.0 million

and $200.0
million, respectively,

in letters of credit issued by the FHLB as pledges for a portion of public deposits in the Virgin

Islands.
Estimate

of

Uninsured

Deposits

–
As

of

December

31,

2023

and

2022,

the

estimated

amount

of

uninsured

deposits

totaled

$7.4
billion and

$7.3 billion,

respectively,

generally representing

the portion

of deposits that

exceed the

FDIC insurance

limit of $250,000
and amounts in any

other uninsured deposit account.

The balances presented as of

December 31, 2023 and

2022 include the uninsured
portion

of

fully

collateralized

government

deposits

which

amounted

to

$3.0

billion

and

$2.6

billion,

respectively.

Excluding

fully
collateralized government

deposits, the

estimated amount

of uninsured

deposits amounted

to $4.4

billion, which

represent 28.13%

of
total deposits

(excluding

brokered CDs),

as of

December

31, 2023,

compared to

$4.7 billion,

or 29.43%,

as of

December 31,

2022.
During the fourth quarter

of 2023, Management was able

to obtain information at the

participant level for a

specific retirement deposit
account,

which resulted in the

exclusion of such account from the estimate of uninsured deposits as of December

31, 2023 and 2022.

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

31, 2023:
(In thousands)
3 months or
less
3 months to
6 months
6 months to
1 year Over 1 year Total
U.S. time deposits in excess of FDIC insurance limits
$ 328,227 $ 145,423 $ 294,847 $ 249,564 $ 1,018,061
Other uninsured time deposits $ 16,597 $ 9,090 $ 22,063 $ 4,694 $ 52,444
Brokered

CDs

–

Total

brokered

CDs increased

by

$677.5

million

to

$783.3

million

as of

December

31,

2023,

compared

to

$105.8
million

as of

December

31,

2022.

The increase

reflects

the

effect

of new

issuances

amounting

to $1.3

billion

with

an all-in

cost

of
5.26%,

partially offset

by approximately

$583.0

million of

maturing

brokered

CDs, with

an all-in

cost of

5.02%, that

were paid

off
during 2023.

The average remaining term to maturity of the brokered CDs outstanding as of December 31, 2023 was approximately 11

months.

The increased use of

brokered CDs in our Puerto

Rico and Florida regions

was primarily driven by

short-term funding needs due

to
the overall

decrease in deposits.

The future

use of brokered

CDs will depend

on multiple

factors including

excess liquidity

at each of
the

regions,

future

cash

needs and

any

tax

implications.

Brokered

CDs are

insured

by

the

FDIC up

to

regulatory

limits and

can

be
obtained faster than regular retail deposits.

The following table presents the contractual maturities of brokered CDs as of December

31,

2023:
Total

(In thousands)
Three months or less $ 195,308
Over three months to six months 174,591
Over six months to one year 330,963
Over one year to three years

22,574
Over three years to five years

44,466
Over five years 15,432

Total
$ 783,334
Refer to

“Net Interest

Income” above

for information

about average

balances of

interest-bearing deposits

and the

average interest
rate paid on such deposits during 2023, 2022, and 2021.
Borrowings

As of December 31, 2023, total borrowings amounted to $661.7 million, compared to $933.9 million as of December 31, 2022.

The following table presents the composition of total borrowings as of the indicated

dates:
Weighted Average

Rate as of

As of December 31,
December 31, 2023 2023 2022
(Dollars in thousands)
Short-term fixed-rate repurchase agreements - $ - $ 75,133
Short-term fixed-rate advances from the FHLB - - 475,000
Long-term fixed-rate advances from the FHLB 4.45% 500,000 200,000
Variable

-rate long-term borrowings
8.20% 161,700 183,762
Total 5.37% $ 661,700 $ 933,895
Securities

sold

under

agreements

to

repurchase

-
As

of

December

31,

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
Advances

from

the

FHLB

–
The

Bank

is

a

member

of

the

FHLB

system

and

obtains

advances

to

fund

its

operations

under

a
collateral

agreement

with

the

FHLB

that

requires

the

Bank

to

maintain

qualifying

mortgages

and/or

investments

as

collateral

for
advances

taken.

As of

December

31,

2023,

the

outstanding

balance

of

fixed-rate

FHLB

advances

was $500.0

million,

compared

to
$675.0

million

as

of

December

31,

2022.

During

2023,

the

Corporation

added

$300.0

million

of

long-term

FHLB

advances

at

an
average cost

of 4.59%

and repaid

its short-term

FHLB advances.

Of the

$500.0 million

in FHLB advances

as of December

31, 2023,
$400.0 million

were pledged

with investment

securities and

$100.0 million

were pledged

with mortgage

loans. As

of December

31,
2023,

the

Corporation

had

$924.2

million

available

for

additional credit

on FHLB

lines

of

credit based

on collateral

pledged

at the
FHLB of New York.
Trust

Preferred

Securities –
In 2004,

FBP Statutory

Trusts I

and II,

statutory trusts

that are

wholly-owned by

the Corporation

and
not consolidated in

the Corporation’s

financial statements, sold

to institutional investors

variable-rate TRuPs and

used the proceeds of
these issuances, together

with the proceeds

of the purchases by

the Corporation of

variable rate common

securities, to purchase

junior
subordinated

deferrable

debentures.

The

subordinated

debentures

are

presented

in

the

Corporation’s

consolidated

statements

of
financial condition as

other long-term borrowings.

Under the indentures,

the Corporation has the

right, from time

to time, and without
causing an

event of

default, to defer

payments of

interest on the

Junior Subordinated

Deferrable Debentures

by extending the

interest
payment

period

at

any

time

and

from

time

to

time

during

the

term

of

the

subordinated

debentures

for

up

to

twenty

consecutive
quarterly periods.

During

2023,

the

Corporation

completed

the

repurchase

of

$21.4

million

of

TRuPs

of

the

FBP

Statutory

Trust

I

as

part

of

a
privately-negotiated transaction, resulting

in a commensurate reduction

in the related floating rate

junior subordinated debentures.

The
purchase price

equated to

92.5% of

the $21.4

million par

value of

the TRuPs.

The 7.5%

discount resulted

in a gain

of approximately
$1.6 million,

which is reflected

in the consolidated

statements of income

as “Gain on

early extinguishment

of debt.” As

of December
31,

2023

and

2022,

the Corporation

had

junior

subordinated

debentures

outstanding

in the

aggregate

amount

of $161.7

million

and
$183.8 million, respectively,

with maturity dates

ranging from June

17, 2034 through

September 20, 2034.

As of December

31, 2023,
the Corporation

was current

on all

interest payments

due on

its subordinated

debt. See

Note 14

– “Other

Borrowings”

and Note

10 –
“Non-Consolidated Variable

Interest Entities (“VIEs”) and Servicing

Assets” to the audited consolidated

financial statements included
in Part II, Item 8 of this Form 10-K for additional information.
Other Sources

of Funds and

Liquidity

- The Corporation’s

principal uses of

funds are for

the origination of

loans, the repayment

of
maturing deposits

and borrowings,

and deposits

withdrawals. Over

the years,

in connection

with its

mortgage banking

activities, the
Corporation has invested in technology and personnel to enhance the Corporation’s secondary mortgage market capabilities.
These enhanced capabilities

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
Urban Development (“HUD”), FNMA

and FHLMC. During 2023

,

loans pooled into GNMA MBS amounted

to approximately $125.4
million. Also, during

2023, the Corporation

sold approximately $29.8

million of performing

residential mortgage

loans to FNMA and
FHLMC.
The FED Discount Window

is a cost-efficient contingent

source of short-term funding for the

Corporation in highly-volatile market
conditions.

As

previously

mentioned,

as

of

December

31,

2023,

the

Corporation

had

approximately

$1.5

billion

fully

available

for
funding under the FED’s Discount

Window and BTFP.
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

Cash Flows
Cash

and

cash

equivalents

were

$663.2

million

as

of

December

31,

2023,

an

increase

of

$182.7

million

when

compared

to
December

31,

2022.

The

following

discussion

highlights

the

major

activities

and

transactions

that

affected

the

Corporation’s

cash
flows during 2023 and 2022:

Cash Flows from Operating Activities
First BanCorp.’s

operating assets and

liabilities vary significantly

in the normal course

of business due to

the amount and timing

of
cash flows.

Management believes

that cash

flows from

operations, available

cash balances,

and the

Corporation’s

ability to

generate
cash through

short and long-term

borrowings will be

sufficient to

fund the Corporation’s

operating liquidity

needs for the

foreseeable
future.
For the years ended December

31, 2023 and 2022, net

cash provided by operating activities

was $363.0 million and

$440.5 million,
respectively.

Net cash

generated from

operating activities

was higher

than reported

net income

largely as

a result

of adjustments

for
non-cash items such

as depreciation and

amortization, deferred income

tax expense and the

provision for credit

losses, as well as cash
generated from sales and repayments

of loans held for sale. The

decrease in net cash provided

by operating activities was driven

by an
increase in

income taxes

paid during

2023, reflecting

the effect

in 2022

of the

full utilization

of certain

deferred tax

assets related

to
NOLs

that

were

available

for

regular

income

tax

and

lower

volume

and

margins

on

sales

of

residential

mortgage

loans

in

the
secondary market.
Cash Flows from Investing Activities
The Corporation’s

investing activities primarily

relate to originating

loans to be

held for investment,

as well as

purchasing, selling,
and repaying available-for-sale

and held-to-maturity debt securities.

For the year ended December

31, 2023, net cash used in

investing
activities

was

$78.5

million,

primarily

due

to

net

disbursements

on

loans

held

for

investment,

partially

offset

by

repayments

of
available-for-sale and held-to-maturity debt securities and proceeds from sales of repossessed assets.

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

Cash Flows from Financing Activities
The Corporation’s

financing activities

primarily

include the

receipt of

deposits and

the issuance

of brokered

CDs, the

issuance of
and payments

on long-term

debt, the

issuance of

equity instruments,

return of

capital, and

activities related

to its

short-term funding.
For the year ended December 31, 2023, net

cash used in financing activities was $101.9 million, mainly reflecting a $269.9 million net
decrease

in

borrowings

and

$299.7

million

of

capital

returned

to

stockholders,

partially

offset

by

a

$471.0

million

net

increase

in
deposits.

For the

year ended

December 31,

2022, net

cash used

in financing

activities was

$1.8 billion,

mainly reflecting

a $1.7

billion net
decrease in

deposits and

$362.8 million

of capital

returned to

stockholders. These

variances were

partially offset

by a

$250.1 million
net increase in borrowings.

Capital
As of

December 31,

2023, the

Corporation’s

stockholders’ equity

was $1.5

billion, an

increase of

$172.1 million

from December
31, 2022. The increase was driven by a $165.4

million increase in the fair value of available-for-sale debt securities recorded as part of
accumulated

other

comprehensive

loss

in

the

consolidated

statements

of

financial

condition

and

net

income

generated

in

2023,
partially

offset

by

$200.0

million

in

repurchases

of

common

stock

and

common

stock

dividends

declared

in

2023

totaling

$99.6
million or $0.56 per common share.
On February

8, 2024, the

Corporation’s

Board declared

a quarterly cash

dividend of $0.16

per common

share, which represents

an
increase of

$0.02 per

common share,

or a

14% increase,

compared to

its most

recent quarterly

dividend paid

in December

2023. The
dividend is payable on March 8, 2024 to shareholders of record at the close of business on February 23, 2024. The Corporation intends
to

continue

to

pay

quarterly

dividends

on

common

stock.

The

Corporation’s

common

stock

dividends,

including

the

declaration,
timing and amount, remain subject to the consideration and approval by the Corporation’s Board at the relevant times.
During 2023,

the Corporation

repurchased 14.1

million shares of

its common

stock for

a total cost

of $200.0

million, of

which 9.0
million shares,

for a total

cost of $125.0

million, were associated

with the remaining

amount of the

2022 capital plan

authorization of
$350

million

and

5.1

million

shares,

for

a

total

cost

of

$75.0

million,

were

associated

with

the

2023

capital

plan

authorization

of
$225.0

million.

Repurchases

under

the

aforementioned

$225.0

million

stock

repurchase

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

be modified

,

suspended,

or terminated

at any

time at

the Corporation’s
discretion.

As of

February 21,

2024, the

Corporation has

repurchased approximately

7.1 million

shares of

common stock

for a

total
cost of

$107.9 million

under the

$225 million

stock repurchase

program approved

in July

2023. The

Corporation’s

holding company
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

2023 and 2022, respectively:
December 31,

2023
December 31, 2022
(In thousands, except ratios and per share information)
Total equity

- GAAP
$ 1,497,609 $ 1,325,540
Goodwill (38,611) (38,611)
Purchased credit card relationship intangible - (205)
Core deposit intangible (13,383) (20,900)
Insurance customer relationship intangible - (13)
Tangible common

equity - non-GAAP
$ 1,445,615 $ 1,265,811
Total assets - GAAP $ 18,909,549 $ 18,634,484
Goodwill (38,611) (38,611)
Purchased credit card relationship intangible - (205)
Core deposit intangible (13,383) (20,900)
Insurance customer relationship intangible - (13)
Tangible

assets - non-GAAP
$ 18,857,555 $ 18,574,755
Common shares outstanding 169,303 182,709
Tangible common

equity ratio - non-GAAP
7.67% 6.81%
Tangible book

value per common share - non-GAAP
$ 8.54 $ 6.93
See Note 29

– “Regulatory

Matters, Commitments and

Contingencies” to

the audited

consolidated financial

statements included

in
the Part II,

Item 8 of

this Form 10-K

for the discussion

related to the

regulatory capital positions

of the Corporation

and FirstBank as
of December 31, 2023 and 2022, respectively.
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

Rico Commissioner of Financial Institutions.

The Puerto Rico Banking

Law
provides that,

when the

expenditures of

a Puerto

Rico commercial

bank are

greater than

receipts, the

excess of

the expenditures

over
receipts

must

be

charged

against

the

undistributed

profits

of

the

bank,

and

the

balance,

if

any,

must

be

charged

against

the

legal
surplus

reserve,

as

a

reduction

thereof.

If

the

legal

surplus

reserve

is

not

sufficient

to

cover

such

balance

in

whole

or

in

part,

the
outstanding

amount

must

be charged

against

the

capital

account

and

the

Bank

cannot

pay

dividends

until

it

can

replenish

the

legal
surplus reserve to

an amount of at

least 20% of

the original capital contributed.

During the years ended

December 31, 2023, 2022

and
2021, the Corporation transferred $31.1 million, $30.9

million and $28.3 million, respectively,

to the legal surplus reserve. FirstBank’s
legal

surplus

reserve,

included

as

part

of

retained

earnings

in

the

Corporation’s

consolidated

statements

of

financial

condition,
amounted to $199.6 million and $168.5 million as of December 31, 2023 and 2022, respectively.

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

primarily,

SOFR

curve,

Prime

Rate,

U.S.

Treasury
yield curve, FHLB rates, brokered CDs rates, repurchase agreements rates, and the mortgage commitment rate of 30 years.
As of

December 31,

2023, the

Corporation forecasted

the 12-month

net interest

income assuming

December 31,

2023 interest

rate
curves remain constant.

Then, net interest income was

estimated under rising

and falling rates scenarios.

For the rising rate

scenario, a
gradual (ramp)

and immediate

(shock) parallel

upward shift

of the

yield curve

is assumed

during the

first twelve

months (the

“+300
ramp”, “+200

ramp” and

“+200 shock”

scenarios). Conversely,

for the

falling rate

scenario, a

gradual (ramp)

and immediate

(shock)
parallel downward shift

of the yield curve

is assumed during the

first twelve months (the

“-300 ramp”, “-200

ramp” and “-200

shock”
scenarios).
The

SOFR

curve

for

December

31,

2023,

as compared

with

December

31,

2022,

reflects

an

increase

of

40

bps

on

average

in

the
short-term

sector

of

the

curve,

or

between

one

to

twelve

months;

a

decrease

of

29

bps

in

the

medium-term

sector

of

the

curve,

or
between 2

to 5

years; and

a decrease

of 7

bps in

the long-term

sector of

the curve,

or over

5-year maturities.

A similar

behavior in
market rates changes was observed in

the Constant Maturity Treasury

yield curve with an increase of 75 bps

in the short-term sector,

a
decrease of 18 bps in the medium-term sector,

and an increase of 4 bps in the long-term sector.

The following table presents the results of the static simulations as of December 31,

2023 and 2022. Consistent with prior years,
these exclude non-cash changes in the fair value of derivatives:
Net Interest Income Risk
(% Change Projected for the next 12 months)
December 31,

2023
December 31, 2022
Gradual Change in Interest Rates:

+ 300 bps ramp
1.08% 1.42%

+ 200 bps ramp
0.73% 0.96%

- 300 bps ramp
-3.09% -2.78%

- 200 bps ramp
-2.02% -1.61%
Immediate Change in Interest Rates:

+ 200 bps shock
2.45% 2.35%

- 200 bps shock
-5.67% -4.71%
The Corporation

continues to

manage its

balance sheet

structure to

control and

limit the

overall interest

rate risk

by managing

its
asset composition while maintaining a sound liquidity position.

See “Liquidity Risk Management”

above for liquidity ratios.

As

of

December

31,

2023,

and

2022,

the

net

interest

income

simulations

show

that

the

Corporation

continues

to

have

an

asset
sensitive position for the next twelve months under a static balance sheet simulation.
Under

gradual

rising

scenarios,

the

net

interest

income

simulation

shows

reduction

in

interest

rate

sensitivity

as

compared

with
December

31,

2022,

due

to

higher

sensitivity

in

the

liability

side.

The

increase

in

sensitivity

in

the

liabilities

side

reflects

shifts

in
funding mix,

including an

increased migration

from non-interest-bearing

deposits and other

low-cost deposits

to higher-cost

deposits,
an

increase

in

the

average

balance

of

brokered

CDs,

and

updated

assumptions

about

depositor

behavior,

impacting

both

beta

and
decay assumptions, as a result

of the higher interest rate

environment, and options outside

the traditional banking sector.

However, the
falling rates

scenarios show

an increase

in interest

rate sensitivity,

as compared

with December

31, 2022,

due to

lower sensitivity

in
the

liability

side

as

a

result

of

a

lower

level

of

beta

assumptions

than

the

rising

rate

scenarios

that

were

applied

in

anticipation

of
pricing pressures,

deposits competition

and retention

strategies. Notwithstanding,

the sensitivity

in the

asset side

remained relatively
consistent, when compared to December 31, 2022.
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

dynamic

balance

sheet
scenario

which,

for

example,

would

assume

that

cash

flows

from

the

investment

securities

portfolio

and

loan

repayments

will

be
redeployed into higher yielding alternatives.
Derivatives

First

BanCorp.

uses derivative

instruments

and

other

strategies

to

manage

its exposure

to

interest

rate

risk

caused

by

changes

in
interest rates beyond management’s

control.

As

of

December

31,

2023

and

2022,

the

Corporation

considered

all

of

its

derivative

instruments

to

be

undesignated

economic
hedges.

For

detailed

information

regarding

the

volume

of

derivative

activities

(e.g.,

notional

amounts),

location

and

fair

values

of
derivative

instruments

in

the

consolidated

statements

of

financial

condition

and

the

amount

of

gains

and

losses

reported

in

the
consolidated

statements

of

income,

see

Note

24

–

“Derivative

Instruments

and

Hedging

Activities”

to

the

audited

consolidated
financial statements included in Part II, Item 8 of this Form 10-K.

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

Chief Risk Officer,

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

As

of

December

31,

2023,

the

Corporation

applied

the

baseline
scenario

for

the

commercial

mortgage

and

construction

loan

portfolios

as

deterioration

in

the

commercial

real

estate

price

index
(“CRE

price

index”)

in

these

portfolios

was

expected

at

a

lower

extent

than

projected

in

the

alternative

downside

scenario.

The
economic

scenarios

used

in

the

ACL

determination

contained

assumptions

related

to

economic

uncertainties

associated

with
geopolitical instability,

the CRE

price index,

unemployment rate,

inflation levels,

and expected

future interest

rate adjustments

in the
Federal Reserve

Board’s

funds rate.

As of

December 31,

2023, the

Corporation’s

ACL model

considered the

following assumptions
for key economic variables in the probability-weighted economic scenarios:
●
CRE

price

index

at

the

national

level

with

an

average

projected

contraction

of

5.94%

for

the

year

2024

and

an

average
projected appreciation of

2.01 % for the

year 2025, compared to

an average projected

contraction of 1.64% for

the year 2023
and an average projected appreciation of 0.74% for the year 2024 as of December 31, 2022.
●
Regional

Home Price Index forecast in Puerto Rico (purchase only prices) shows an improvement of 7.65% for the year 2024
when compared to the same period as of December 31, 2022. For the

Florida region, the Home Price Index forecast shows an
improvement of 11.28% for the year 2024

when compared to the same period as of December 31, 2022.
●
Average

regional

unemployment

rate

in

Puerto

Rico

is

forecasted

at

7.16%

for

the

year

2024,

compared

to

8.58%

for

the
same period as of December 31, 2022. For the Florida region, the average unemployment rate for the year 2024 is expected to
remain flat

when compared

to the

same period

as of December

31, 2022.

For the

U.S. mainland,

the average unemployment
rate is forecasted at 4.61% for the year 2024, compared to 4.54% for the same period as of December 31, 2022.

●
Annualized change

in GDP

in the

U.S. mainland

of 1.13%

for the

year 2024,

compared to

1.87% for

the same

period as

of
December 31, 2022.
It is difficult to estimate how potential changes

in one factor or input might affect the overall ACL because

management considers a
wide variety of

factors and inputs in

estimating the ACL.

Changes in the

factors and inputs considered

may not occur

at the same rate
and may not be consistent

across all geographies or product

types, and changes in factors

and inputs may be directionally

inconsistent,
such that improvement

in one factor

or input may

offset deterioration

in others. However,

to demonstrate the

sensitivity of credit

loss
estimates to macroeconomic

forecasts as of

December 31,

2023, management

compared the modeled

estimates under

the probability-
weighted economic

scenarios against a

more adverse scenario.

The more adverse

scenario incorporates an

additional adverse scenario
and decreases

the weight

applied to

the baseline

scenario. Under

this more

adverse scenario,

as an

example, average

unemployment
rate

for

the

Puerto

Rico

region

increases

to

7.62%

for

the

year

2024,

compared

to

7.16%

for

the

same

period

on

the

probability-
weighted economic scenario projections.

To

demonstrate the

sensitivity to key

economic parameters used

in the calculation

of the ACL

at December

31, 2023, management
calculated

the

difference

between

the

quantitative

ACL

and

this

more

adverse

scenario.

Excluding

consideration

of

qualitative
adjustments, this sensitivity analysis would

result in a hypothetical increase in

the ACL of approximately $45

million at December 31,
2023.

This analysis

relates only

to the

modeled credit

loss estimates

and is

not intended

to estimate

changes in

the overall

ACL as

it
does

not

reflect

any

potential

changes

in

other

adjustments

to

the

qualitative

calculation,

which

would

also

be

influenced

by

the
judgment

management

applies

to

the

modeled

lifetime

loss

estimates

to

reflect

the

uncertainty

and

imprecision

of

these

estimates
based

on

current

circumstances

and

conditions.

Recognizing

that

forecasts

of

macroeconomic

conditions

are

inherently

uncertain,
particularly in

light of

recent economic

conditions and

challenges, which

continue to

evolve, management

believes that

its process

to
consider the

available information

and associated

risks and

uncertainties is

appropriately governed

and that

its estimates

of expected
credit losses were reasonable and appropriate for the period ended

December 31, 2023.
As

of

December

31,

2023,

the

ACL

for

loans

and

finance

leases

was

$261.8

million,

an

increase

of

$1.3

million,

from

$260.5
million

as

of

December

31,

2022.

The

ACL

for

consumer

loans

increased

by

$5.6

million,

primarily

reflecting

the

effect

of

the
increase

in

the

size

of

the

consumer

loan

portfolios

coupled

with

delinquency

and

historical

charge-off

levels,

partially

offset

by
updated

macroeconomic

variables.

The

ACL

for

commercial

and

construction

loans

increased

by

$1.1

million,

mainly

due

to

the
growth

in

the

commercial

and

construction

loan

portfolios

and

a

$1.7

million

incremental

reserve

recorded

during

2023

associated
with the

inflow to

nonaccrual status

of a

$9.5 million

C&I loan

in the

Puerto Rico

region, partially

offset by

an improvement

on the
economic

outlook

of

certain

macroeconomic

variables

such

as

the

unemployment

rate.

The

ACL

for

residential

mortgage

loans
decreased

by

$5.4

million,

mainly

driven

by

updated

macroeconomic

variables,

such

as

the

Regional

Home

Price

Index

and

the
unemployment rate,

partially offset

by newly

originated loans

that have

a longer

life and

the $2.1

million cumulative

increase in

the
ACL

due

to

the

adoption

of

Accounting

Standards

Update

(“ASU”)

2022-02,

“Financial

Instruments

–

Credit

Losses

(Topic

326):
Troubled Debt Restructurings

and Vintage

Disclosures”, for which the Corporation

elected to discontinue the

use of a discounted

cash
flow methodology

for restructured

accruing loans.

See Note

1 –Nature

of Business

and Summary

of Significant

Accounting Policies
to the audited

consolidated financial

statements included

in Part II,

Item 8 of

this Form 10-K

for additional

information related

to the
adoption of ASU 2022-02 during 2023.
The ratio

of the

ACL for

loans and

finance leases

to total

loans held

for investment

decreased to

2.15%

as of

December 31,

2023,
compared to 2.25% as of December 31, 2022. An explanation for the change for each portfolio follows:
●
The

ACL

to

total

loans

ratio

for

the

residential

mortgage

portfolio

decreased

from

2.20%

as

of

December

31,

2022

to
2.03%

as

of

December

31,

2023,

primarily

reflecting

a

more

favorable

economic

outlook

in

the

projection

of

certain
forecasted macroeconomic

variables, such

as the

Regional Home

Price Index

and the

unemployment rate,

partially offset
by newly originated

loans that have

a longer life and

the aforementioned $2.1

million cumulative increase

in the ACL due
to the adoption of ASU 2022-02 during 2023.
●
The ACL

to total

loans ratio

for the

construction loan

portfolio increased

from 1.74%

as of

December 31,

2022 to

2.61%
as of December 31, 2023 mainly due to newly originated loans which have a longer life.
●
The

ACL to

total

loans

ratio

for

the

commercial

mortgage

portfolio

decreased

from

1.49%

as of

December

31,

2022

to
1.41% as of December 31, 2023, mainly driven by updated financial information received during 2023.
●
The

ACL

to

total

loans

ratio

for

the

C&I

portfolio

decreased

from

1.14%

as

of

December

31,

2022

to

1.05%

as

of
December 31,

2023, mainly

due to

updated macroeconomic

variables, such

as the

unemployment rate,

and the

repayment
of a $24.3 million adversely classified C&I participated loan in the Florida region.
●
The ACL to

total loans ratio

for the consumer

loan portfolio decreased

from 3.83% as

of December

31, 2022

to 3.64% as
of

December

31,

2023,

mainly

due

to

a

more

favorable

than

previously

estimated

outlook

of

certain

macroeconomic
variables, such as unemployment rates estimates and retail sales in the case of credit cards.
The ratio

of the

total ACL

for loans

and finance

leases to

nonaccrual

loans held

for investment

was 312.81%

as of

December 31,
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

to $261.8

million as

of December

31, 2023,

or
2.15% of

total loans,

compared with

$260.5 million,

or 2.25%

of total

loans, as

of December

31, 2022.

See “Results

of Operations

-
Provision for Credit Losses” above for additional information.
Year Ended December

31,

2023 2022 2021
(Dollars in thousands)
ACL for loans and finance leases, beginning of year $ 260,464 $ 269,030 $ 385,887
Impact of adoption of ASU 2022-02 2,116 - -
Provision for credit losses - (benefit) expense:
Residential mortgage (6,866) (8,734) (16,957)
Construction 1,408 (2,342) (1,408)
Commercial mortgage (2,086) (18,994) (55,358)
C&I 6,372 (1,770) (8,549)
Consumer and finance leases 67,816 57,519 20,552
Total provision for credit losses

- expense (benefit)

66,644 25,679 (61,720)
Charge-offs:
Residential mortgage (3,245) (6,890) (33,294)
(1)
Construction (62) (123) (87)
Commercial mortgage (1,133) (85) (1,494)
C&I (6,936) (2,067) (1,887)
Consumer and finance leases (76,726) (48,165) (43,948)
Total charge offs (88,102) (57,330) (80,710)
Recoveries:
Residential mortgage 2,692 3,547 4,777
Construction 1,951 725 163
Commercial mortgage 786 1,372 281
C&I 841 2,459 6,776
Consumer and finance leases 14,451 14,982 13,576
Total recoveries 20,721 23,085 25,573
Net charge-offs (67,381) (34,245) (55,137)
ACL for loans and finance leases, end of period $ 261,843 $ 260,464 $ 269,030
ACL for loans and finance leases to period-end total loans

held for investment
2.15% 2.25% 2.43%
Net charge-offs to average loans outstanding

during the period
0.58% 0.31% 0.48%
(2)
Provision for credit losses - expense (benefit) for loans and finance leases to net charge-offs
during the period 0.99x 0.75x -1.12x
(1)

Includes net charge-offs totaling $23.1 million associated with a bulk sale of residential nonaccrual loans and related servicing advance receivables.
(2)

Excluding net charge-offs associated with the bulk sale, total net charge-offs to related average loans for 2021 was 0.28%.

The following tables set forth information concerning the composition of the

Corporation's loan portfolio and related ACL by loan
category, and the percentage

of loan balances in each category to the total of such loans as of the indicated dates:
As of December 31,

2023
Residential
Mortgage
Loans
Commercial
Mortgage
Loans C&I Loans
Consumer and
Finance
Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$ 2,821,726 $ 214,777 $ 2,317,083 $ 3,174,232 $ 3,657,665 $ 12,185,483

Percent of loans in each category to total loans
23% 2% 19% 26% 30% 100%

Allowance for credit losses
$ 57,397 $ 5,605 $ 32,631 $ 33,190 $ 133,020 $ 261,843

Allowance for credit losses to amortized cost
2.03% 2.61% 1.41% 1.05% 3.64% 2.15
%
As of December 31, 2022
Residential
Mortgage
Loans
Commercial
Mortgage
Loans C&I Loans
Consumer and
Finance Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$ 2,847,290 $ 132,953 $ 2,358,851 $ 2,886,263 $ 3,327,468 $ 11,552,825

Percent of loans in each category to total loans
25% 1% 20% 25% 29% 100
%

Allowance for credit losses
$ 62,760 $ 2,308 $ 35,064 $ 32,906 $ 127,426 $ 260,464

Allowance for credit losses to amortized cost
2.20
%
1.74
%
1.49
%
1.14
%
3.83
%
2.25%
Allowance for Credit Losses for Unfunded Loan

Commitments
The Corporation estimates

expected credit losses

over the contractual

period in which

the Corporation is

exposed to credit

risk as a
result

of

a

contractual

obligation

to

extend

credit,

such as

pursuant

to unfunded

loan

commitments

and

standby

letters of

credit

for
commercial and

construction loans,

unless the

obligation is

unconditionally cancellable

by the

Corporation. The

ACL for

off-balance
sheet

credit

exposures

is

adjusted

as

a

provision

for

credit

loss

expense.

As

of

December

31,

2023,

the

ACL

for

off-balance

sheet
credit exposures increased by $0.4 million to $4.6 million, when compared to December 31, 2022.

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

2023,

the

ACL

for

held-to-maturity

debt
securities was $2.2

million, compared to

$8.3 million as of

December 31, 2022.

The decrease was mostly

driven by the refinancing

of
a $46.5 million municipal bond

into a shorter-term commercial loan

structure and, to a lesser extent, a reduction

in qualitative reserves
driven by updated financial information of certain bond issuers received during 2023.
Allowance for Credit Losses for Available

-for-Sale Debt Securities

The

ACL

for

available-for-sale

debt

securities,

which

is

associated

with

private

label

MBS

and

a

residential

pass-through

MBS
issued by the PRHFA, was $0.5

million as of each of December 31, 2023 and 2022.

Nonaccrual Loans and Non-Performing Assets
Total

non-performing

assets consist

of nonaccrual

loans (generally

loans held

for

investment or

loans held

for

sale for

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

addition, a large portion

is secured with real estate collateral

.

See Note 1 – “Nature

of Business and
Summary of

Significant Accounting

Policies” to the

audited consolidated financial

statements included

in Part II,

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

payment of principal (
i.e.
, well secured and in

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

The following table presents non-performing assets as of the indicated dates:
December 31, 2023 December 31, 2022
(Dollars in thousands)
Nonaccrual loans held for investment:
Residential mortgage $ 32,239 $ 42,772
Construction 1,569 2,208
Commercial mortgage 12,205 22,319
C&I 15,250 7,830
Consumer and finance leases 22,444 14,806
Total nonaccrual loans held for investment 83,707 89,935
OREO 32,669 31,641
Other repossessed property 8,115 5,380
Other assets

(1)
1,415 2,202
Total non-performing assets $ 125,906 $ 129,158
Past due loans 90 days and still accruing (2) (3) (4) $ 59,452 $ 80,517
Non-performing assets to total assets

0.67% 0.69%
Nonaccrual loans held for investment to total loans held for investment 0.69% 0.78%
ACL for loans and finance leases $ 261,843 $ 260,464
ACL for loans and finance leases to total nonaccrual loans held for investment
312.81% 289.61%
ACL for loans and finance leases to total nonaccrual loans held for investment, excluding residential real estate loans
508.75% 552.26%
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

These loans will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on

the loan pools. The portion of such loans contractually past due
90 days or more amounted to $8.3 million and $12.0 million as of

December 31,

2023 and 2022, respectively.
(3)
Includes FHA/VA

government-guaranteed residential mortgage as

loans past-due 90 days and still accruing as opposed

to nonaccrual loans. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark,

taking into consideration the FHA interest curtailment process.

These balances include $15.4 million and $28.2 million
of FHA government guaranteed residential mortgage loans that were over 15 months delinquent as of December 31,

2023 and 2022, respectively.
(4)
These includes rebooked loans, which were previously pooled into

GNMA securities, amounting to $7.9 million and $10.3 million as of December 31, 2023 and 2022, respectively.

Under
the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s

specified delinquency criteria. For accounting purposes,

the loans subject
to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

Total

nonaccrual

loans

were

$83.7

million

as

of

December

31,

2023.

This

represents

a

net

decrease

of

$6.2

million

from

$89.9
million as

of December

31, 2022,

consisting of

decreases of

$10.6 million

and $3.2

million in

nonaccrual residential

mortgage loans
and nonaccrual commercial and construction loans, respectively,

partially offset by an increase of $7.6 million in nonaccrual consumer
loans.
The following table shows non-performing assets by geographic segment as of the indicated dates:

December 31, 2023 December 31, 2022
(In thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage $ 18,324 $ 28,857
Construction 595 831
Commercial mortgage 3,106 14,341
C&I 13,414 5,859
Consumer and finance leases 21,954 14,142
Total nonaccrual loans held for investment 57,393 64,030
OREO 28,382 28,135
Other repossessed property 7,857 5,275
Other assets 1,415 2,202
Total non-performing assets $ 95,047 $ 99,642
Past due loans 90 days and still accruing $ 53,308 $ 76,417
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage $ 6,688 $ 6,614
Construction 974 1,377
Commercial mortgage 9,099 7,978
C&I 1,169 1,179
Consumer 419 469
Total nonaccrual loans held for investment 18,349 17,617
OREO 4,287 3,475
Other repossessed property 252 76
Total non-performing assets $ 22,888 $ 21,168
Past due loans 90 days and still accruing $ 6,005 $ 4,100
United States:
Nonaccrual loans held for investment:
Residential mortgage $ 7,227 $ 7,301
C&I 667 792
Consumer 71 195
Total nonaccrual loans held for investment 7,965 8,288
OREO - 31
Other repossessed property 6 29
Total non-performing assets $ 7,971 $ 8,348
Past due loans 90 days and still accruing $ 139 $ -

Nonaccrual C&I

loans increased

by $7.5

million to

$15.3 million

as of

December 31,

2023, from

$7.8 million

as of December

31,
2022.

Inflows

to

nonaccrual

loans of

$21.1

million

for

the year

ended

December 31,

2023

included

a $9.5

million

C&I

loan

in

the
Puerto Rico

region and

a $7.1

million C&I

participated loan

in the

Florida region

associated with

the power

generation industry,

for
which a

$6.2 million

charge-off

was recorded

in 2023 and

the remaining

balance was

collected. These

variances were

partially offset
by $5.3 million in collections.
Nonaccrual commercial

mortgage loans

decreased by

$10.1 million

to $12.2

million as

of December

31, 2023,

from $22.3

million
as of

December 31,

2022. The

decrease of

$10.1 million

was mainly

related to

a $5.3

million nonaccrual

commercial mortgage

loan
transferred

to OREO

in the

Puerto Rico

region,

for which

a $1.0

million charge

-off

was recognized;

and $5.6

million in

collections
and loans

returned to

accrual status, including

a $2.7

million commercial

mortgage loan

in the

Puerto Rico

region; partially

offset by
inflows of $2.6 million.
Nonaccrual

construction

loans

decreased

by

$0.6

million

to

$1.6

million

as

of

December

31,

2023,

from

$2.2

million

as

of
December 31, 2022.
The

following

tables

present

the

activity

of

commercial

and

construction

nonaccrual

loans

held

for

investment

for

the

indicated
periods:
Construction
Commercial
Mortgage
C&I

Total
(In thousands)
Year Ended

December 31, 2023
Beginning balance
$ 2,208 $ 22,319 $ 7,830 $ 32,357
Plus:
Additions to nonaccrual

133 2,633 21,088 23,854
Less:
Loans returned to accrual status
- (3,466) (765) (4,231)
Nonaccrual loans transferred to OREO
(367) (5,544) (742) (6,653)
Nonaccrual loans charge-offs
(14) (1,120) (6,910) (8,044)
Loan collections
(391) (2,097) (5,251) (7,739)
Reclassification
- 6 - 6
Nonaccrual loans sold
- (526) - (526)
Ending balance

$ 1,569 $ 12,205 $ 15,250 $ 29,024
Construction
Commercial
Mortgage
C&I

Total
(In thousands)
Year Ended

December 31, 2022
Beginning balance
$ 2,664 $ 25,337 $ 17,135 $ 45,136
Plus:
Additions to nonaccrual
20 2,934 2,749 5,703
Less:
Loans returned to accrual status
(48) (1,585) (6,864) (8,497)
Nonaccrual loans transferred to OREO
(130) (549) (273) (952)
Nonaccrual loans charge-offs
(114) (83) (385) (582)
Loan collections
(184) (3,333) (4,934) (8,451)
Reclassification
- (402) 402 -
Ending balance

$ 2,208 $ 22,319 $ 7,830 $ 32,357

Nonaccrual

residential

mortgage loans

decreased by

$10.6 million

to $32.2

million as

of December

31, 2023,

compared to

$42.8
million as of

December 31, 2022.

The decrease was

primarily related

to $12.0 million

of loans restored

to accrual status;

$5.5 million
of loans

transferred to

OREO; and

$7.0 million

in collections,

including a

$1.4 million

collection in

the Puerto

Rico region;

partially
offset by inflows of $14.9 million.
The following table presents the activity of residential nonaccrual loans held for investment for the indicated periods:
Year

Ended December 31,

2023 2022
(In thousands)
Beginning balance

$ 42,772 $ 55,127

Plus:

Additions to nonaccrual
14,946 20,320

Less:

Loans returned to accrual status

(12,028) (15,362)

Nonaccrual loans transferred to OREO
(5,523) (3,895)

Nonaccrual loans charge-offs
(902) (1,594)

Loan collections
(7,020) (11,824)

Reclassification

(6) -
Ending balance

$ 32,239 $ 42,772
The amount of

nonaccrual consumer loans,

including finance leases, increased

by $7.6 million to

$22.4 million as of

December 31,
2023,

compared

to

$14.8

million

as

of

December

31,

2022.

The

increase

was

mainly

reflected

in

the

auto

loan

and

finance

lease
portfolios.
As of December

31, 2023, approximately

$12.8 million of the

loans placed in nonaccrual

status, mainly commercial

and residential
mortgage loans,

were current,

or had delinquencies of less than

90 days in their interest payments.

Collections on these loans are being
recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.
During

the

year

ended

December

31,

2023,

interest

income

of

approximately

$0.5

million

related

to

nonaccrual

loans

with

a
carrying value

of $24.4

million as

of December

31, 2023, mainly

nonaccrual commercial

and construction

loans, was applied

against
the related principal balances under the cost-recovery method.
Total loans in early

delinquency (
i.e.
, 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $150.8
million as

of December

31, 2023,

an increase

of $45.9

million, compared

to $104.9 million

as of December

31, 2022.

The variances
by major portfolio categories are as follows:

●
Consumer loans in early delinquency increased by $41.1 million to

$112.0 million, mainly in the auto loan portfolio.
●
Residential mortgage loans in early delinquency increased by $8.3 million to $36.5 million.
●
Commercial and construction loans

in early delinquency

decreased by $3.5 million

to $2.3 million, mainly

in the commercial
mortgage loan portfolio.
In addition,

the Corporation

provides

homeownership

preservation

assistance to

its customers

through

a loss

mitigation

program.
Depending

upon

the

nature

of

a

borrower’s

financial

condition,

restructurings

or

loan

modifications

through

this

program

are
provided,

as well

as other

restructurings

of individual

C&I, commercial

mortgage, construction,

and residential

mortgage loans.

See
Note

1

–

“Nature

of

Business

and

Summary

of

Significant

Accounting

Policies”

to

the

audited

consolidated

financial

statements
included in Part II, Item 8 of this Form 10-K for additional information related to the accounting policies of loan modifications granted to

borrowers

experiencing

financial

difficulty.

In

addition,

see

Note

4

–

“Loans

Held

for

Investment”

to

the

audited

consolidated
financial

statements

included

in

Part

II,

Item

8

of

this

Form

10-K

for

additional

information

and

statistics

about

the

Corporation’s
modified loans.

The OREO portfolio, which is part of non-performing assets,

amounted to $32.7 million as of December 31, 2023 and $31.6 million as of

December 31,

2022. The

following tables

show the

composition of

the OREO

portfolio as

of December

31, 2023

and 2022,

as
well as the activity of the OREO portfolio by geographic area during the year ended December 31, 2023:
OREO Composition by Region

As of December 31, 2023
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 18,809 $ 1,452 $ - $ 20,261
Construction 1,576 25 - 1,601
Commercial 7,997 2,810 - 10,807
$ 28,382 $ 4,287 $ - $ 32,669
As of December 31, 2022
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 23,388 $ 606 $ 31 $ 24,025
Construction 1,705 59 - 1,764
Commercial 3,042 2,810 - 5,852
$ 28,135 $ 3,475 $ 31 $ 31,641
OREO Activity by Region

Year

Ended December 31, 2023
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Beginning Balance $ 28,135 $ 3,475 $ 31 $ 31,641
Additions 20,301 1,970 378 22,649
Sales (18,445) (1,000) (409) (19,854)
Write-downs and other adjustments (1,609) (158) - (1,767)
Ending Balance $ 28,382 $ 4,287 $ - $ 32,669

Net Charge-offs and Total

Credit Losses

Net charge-offs totaled $67.4 million

for the year ended December 31, 2023, or

0.58% of average loans, compared to $34.2 million,
or 0.31% of average loans, for the year ended December 31, 2022.
Consumer loans

and finance

leases net charge

-offs for

the year

ended December

31, 2023

were $62.3

million, or

1.78% of

related
average loans, compared to net charge-offs

of $33.2 million, or 1.07% of related average loans, for the year ended December 31, 2022.
The increase was primarily reflected in the auto, personal,

and credit card loan portfolios.
C&I loans net charge-offs

for the year ended December 31, 2023

were $6.1 million, or 0.21% of related

average loans, compared to
net recoveries

of $0.4

million, or

0.01% of

related average

loans, for

the year

ended December

31, 2022.

The net

charge-offs

for the
year ended December

31, 2023 included

a $6.0 million net

charge-off recorded

on a C&I participated

loan in the Florida

region in the
power generation industry.
Residential mortgage

loans net

charge-offs

for the

year ended

December 31,

2023 were

$0.6 million,

or 0.02%

of related

average
loans, compared to net charge-offs

of $3.3 million, or 0.12% of related average loans,

for the year ended December 31, 2022. The $3.3
million in charge-offs recorded during

2023 included $1.4 million in charge-offs

resulting from foreclosures, compared

to $6.9 million
in charge-offs recorded

during 2022 that included $2.6

million in charge-offs

resulting from foreclosures. Meanwhile,

the $2.7 million
in recoveries

recorded during

2023 included

a $0.4

million recovery

associated with

the payoff

of a

residential mortgage

loan in

the
Puerto Rico region, compared to $3.6 million in recoveries recorded during 2022.
Commercial mortgage

loans net charge

-offs for

the year ended

December 31,

2023 were $0.3

million, or

0.01% of related

average
loans, compared to

net recoveries of $1.3

million, or 0.06% of

related average loans,

for the year ended

December 31, 2022.

The $1.1
million in

charge-offs

recorded during

2023 included

a $1.0

million charge

-off recorded

on a

nonaccrual commercial

mortgage loan
transferred to

OREO during

2023. Meanwhile,

the $0.8

million in

recoveries recorded

during 2023

included a

$0.3 million

recovery
associated with the sale of

a commercial mortgage loan in

the Puerto Rico region. For

the year ended December 31,

2022, commercial
mortgage loans net recoveries included recoveries totaling $1.2 million associated with two commercial mortgage relationships.
Construction

loans

net

recoveries

for

the

year

ended

December

31,

2023

were

$1.9

million,

or

1.09%

of

related

average

loans,
compared to

net recoveries

of $0.6

million, or

0.49% of

related average

loans, for

the year

ended December

31, 2022.

For the

years
ended December 31,

2023 and 2022,

a recovery

of $1.4 million

and $0.5 million,

respectively,

was recorded on

a construction loan

in
the Puerto Rico region.

The following table presents net charge-offs (recoveries)

to average loans held-in-portfolio for the indicated periods:
Year Ended December

31,

2023 2022 2021
Residential mortgage
(1)
0.02% 0.12% 0.87%
Construction

(1.09) % (0.49) % (0.04) %
Commercial mortgage 0.01% (0.06) % 0.06%
C&I 0.21% (0.01) % (0.16) %
Consumer and finance leases 1.78% 1.07% 1.11%
Total loans
(1)
0.58% 0.31% 0.48%
(1)
For the year ended December 31, 2021, includes net charge

-offs totaling $23.1 million associated with the

bulk sale of residential nonaccrual loans and related servicing advance receivables. Excluding net charge-offs associated with the

bulk sale, residential mortgage and total net charge-offs

to related average loans for 2021 was 0.17% and 0.28%,

respectively.

The following table presents net charge-offs (recoveries)

to average loans held in various portfolios by geographic segment for the indicated periods:
Year Ended December

31,

2023 2022 2021
PUERTO RICO:
Residential mortgage
(1)
0.03% 0.14% 1.09%
Construction

(2.66) % (1.68) % (0.05) %
Commercial mortgage 0.03% (0.04) % 0.08%
C&I (0.01) % (0.11) % (0.30) %
Consumer and finance leases 1.78% 1.07% 1.10%
Total loans
(1)
0.65% 0.37% 0.59%
VIRGIN ISLANDS:
Residential mortgage - % 0.18% 0.06%
Construction

0.03% - % - %
Commercial mortgage (0.02) % (0.22) % (0.23) %
Consumer and finance leases 0.26% 1.23% 1.16%
Total loans 0.04% 0.23% 0.13%
FLORIDA:
Residential mortgage (0.01) % (0.03) % (0.01) %
Construction

(0.05) % (0.06) % (0.04) %
Commercial mortgage (0.02) % (0.10) % (0.01) %
C&I 0.67% 0.17% 0.10%
Consumer and finance leases (0.50) % 0.30% 2.15%
Total loans 0.30% 0.05% 0.07%
(1)
For the year ended December 31, 2021, includes net charge

-offs totaling $23.1 million associated with the

bulk sale of residential nonaccrual loans and related servicing advance receivables. Excluding net charge-offs associated with the

bulk sale, residential mortgage and total net charge-offs

to related average loans in the Puerto Rico region for 2021 was

0.21%
and 0.34%, respectively.

The following table presents information about the OREO inventory and credit losses for the indicated periods:
Year Ended

December 31,

2023 2022 2021
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential $ 20,261 $ 24,025 $ 29,533
Construction 1,601 1,764 3,984
Commercial 10,807 5,852 7,331
Total $
32,669
$ 31,641 $ 40,848
OREO activity (number of properties):
Beginning property inventory 344 418 513
Properties acquired 171 156 167
Properties disposed (238) (230) (262)
Ending property inventory 277 344 418
Average holding period (in days)
Residential 483 606 700
Construction 2,412 2,185 2,115
Commercial 1,491 2,570 2,018
Total average holding period (in days) 911 1,057 1,075
OREO operations (gain) loss:
Market adjustments and (gains) losses on sale:
Residential $ (8,962) $ (7,742) $ (4,166)
Construction (61) 418 (820)
Commercial (305) (420) 1,182
Total net gain (9,328) (7,744) (3,804)
Other OREO operations expenses 2,190 1,918 1,644
Net Gain on OREO operations $ (7,138) $ (5,826) $ (2,160)

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

Enterprise Risk Management works

with the various business units to

ensure consistency in

policies,
processes

and

assessments.

With

respect

to

corporate-wide

risks,

such

as

information

security,

business

recovery,

and

legal

and
compliance,

the

Corporation

has

specialized

groups,

such

as

the

Legal

Department,

Information

Security,

Corporate

Compliance,
Operations and Enterprise

Risk Management. These

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

of $12.2 billion

as of December

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
Economic Indicators
On

June

15,

2023,

the

Puerto

Rico

Planning

Board

(“PRPB”)

presented

the

updated

Economic

Report

to

the

Governor,

which
provides

an

analysis

of

Puerto

Rico’s

economy

during

fiscal

year

2022

and

a

short-term

forecast

for

fiscal

years

2023

and

2024.
According

to

the

PRPB,

Puerto

Rico’s

real

gross

national

product

(“GNP”)

expanded

by

3.7%

in

fiscal

year

2022,

which

was

the
highest annual real GNP

growth registered in Puerto

Rico since fiscal year 1999.

The growth was primarily driven

by a sharp increase
in personal

consumption

expenditures reflecting

an increase

of approximately

8.5% when

compared

to fiscal

year

2021,

increase

in
exports of 4.8%, and growth in fixed capital investments of 12.6%,

partially offset by an increase in imports of 10.3%.

There

are

other

indicators

that

gauge

economic

activity

and

are

published

with

greater

frequency,

for

example,

the

Economic
Development

Bank

for

Puerto

Rico’s

Economic

Activity

Index

(“EDB-EAI”).

Although

not

a

direct

measure

of

Puerto

Rico’s

real
GNP,

the EDB-EAI is correlated

to Puerto Rico’s

real GNP.

For November 2023,

estimates showed that the

EDB-EAI stood at

129.5,
up 5.9%

on a

year-over-year

basis. Over

the 12-month

period ended

November 30,

2023, the

EDB-EAI averaged

127.2, the

highest
level since October 2014 and approximately 3.0% above the comparable figure a year earlier.

Labor

market

trends

remain

positive.

Data

published

by

the

Bureau

of

Labor

Statistics

showed

that

December

2023

payroll
employment in

Puerto Rico increased

by 2.4% when

compared to December

2022, supported by

a year-over-year

increase of 8.3%

in
Leisure

and

Hospitality

payroll employment

and

an 11.6%

year-over-year

increase

in construction

-related

payroll employment.

The
unemployment rate continued to trend downward and stood at a record

-low of 5.7%.
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

the

$9.3

billion

in

remaining

COVID-19

relief

funds

to

be
deployed

in

fiscal

years

2023

through

2025,

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

March
2024, according to a court order dated September 11,

2023.

Other Developments
Notable

progress

continues

to

be

made

as

part

of

the

ongoing

efforts

of

prioritizing

the

restoration,

improvement,

and
modernization of

Puerto Rico’s

infrastructure,

particularly in

the aftermath

of Hurricane

Maria in

2017. During

the 11

-month period
ended November

30, 2023,

over $2.95

billion in

disaster relief

funds have

been disbursed

through FEMA

Public Assistance

program
and

the

Department

of

Housing

and

Urban

Development’s

Community

Development

Block

Grant

program,

a

48%

increase

when
compared to the

same period in 2022.

These funds will continue

to play a key

role in supporting

Puerto Rico’s

economic stability and
are expected

to have a

positive impact on

the Island’s

infrastructure. For

example, approximately 86%

of the projects

that FEMA has
obligated

to

address

damage

caused

by

Hurricane

Maria

have

resources

to

reinforce

their

infrastructure,

among

other

hazard
mitigation

measures,

that

will

prepare

these

facilities

for

future

weather

events.

As

of

January

22,

2024,

over

2,250

projects

had
already been

completed under

FEMA’s

Public Assistance

programs while

over 21,100

projects were

active across

different stages

of
execution

for

a total

cost of

$10.3 billion,

equivalent

to approximately

31% of

the agency’s

$33 billion

obligation,

according

to the
Central Office for Recovery,

Reconstruction and Resiliency (“COR3”).
On June

21,

2023,

Fitch Ratings

issued a

credit rating

research

note

highlighting

the government’s

commitment

to improving

its
continuing

disclosure

practices and

the release

of

the 2021

audited

financial

statements.

The

government

has

made

great strides

in
recent

years with

regards to

its financial

transparency

and is

on target

to release

its audited

financial

statements on

time and

in line
with regulatory expectations.
On October 17, 2023, the Government

of Puerto Rico announced the execution

of a $2.85 billion concession agreement

with Puerto
Rico

Tollroads

LLC,

a

subsidiary

of

Abertis

Infraestructuras

SA,

to

operate,

maintain,

and

improve

the

four

Puerto

Rico toll

roads
currently managed by HTA

over the next 40 years. Pursuant to the agreement,

the $2.85 billion concession fee will enable HTA

to pay
off

approximately

$1.6 billion

of

its outstanding

debt.

In addition,

the concession

fee

will provide

an estimated

$1.1 billion

in

new
funding

to be

dedicated for

road-maintenance

purposes and

other

long-term

investments of

transportation

projects. This

transaction,
which

was

in

part

financed

by

11

banks,

including

FirstBank,

resulted

in

the

origination

of

the

aforementioned

$150.0

million
participation on a C&I loan funded during the fourth quarter of 2023.

Exposure to Puerto Rico Government
As of December

31, 2023, the

Corporation had $297.9

million of direct

exposure to the

Puerto Rico government,

its municipalities
and

public

corporations,

compared

to

$338.9

million

as

of

December

31,

2022.

As

of

December

31,

2023,

approximately

$189.0
million of the

exposure consisted of loans

and obligations of municipalities

in Puerto Rico that

are supported by assigned

property tax
revenues

and

for

which,

in

most

cases,

the

good

faith,

credit

and

unlimited

taxing

power

of

the

applicable

municipality

have

been
pledged to their

repayment, and $59.4

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
plans

of

other

government

entities.

In

addition

to

municipalities,

the

total

direct

exposure

also

included

$8.9

million

in

loans

to an
affiliate

of PREPA,

$37.4

million in

loans to

agencies or

public corporations

of the

Puerto Rico

government,

and obligations

of the
Puerto Rico

government,

specifically a

residential pass-through

MBS issued

by the

PRHFA,

at an

amortized

cost of

$3.2 million

as
part of its available-for-sale debt securities portfolio (fair value of $1.4 million as of December 31, 2023).
The

following

table

details

the

Corporation’s

total

direct

exposure

to

Puerto

Rico

government

obligations

according

to

their
maturities:
As of December 31, 2023
Investment
Portfolio
(Amortized
cost) Loans
Total

Exposure
(In thousands)
Puerto Rico Housing Finance Authority:

After 10 years
$ 3,156 $ - $ 3,156
Total

Puerto Rico Housing Finance Authority
3,156 - 3,156
Agencies and public corporation of the Puerto Rico government:

After 1 to 5 years
- 12,837 12,837

After 5 to 10 years
- 24,563 24,563
Total agencies and public

corporation of the Puerto Rico government
- 37,400 37,400

Affiliate of the Puerto Rico Electric Power Authority:

After 1 to 5 years
- 8,908 8,908
Total Puerto Rico government

affiliate
- 8,908 8,908
Total

Puerto Rico public corporations and government affiliate
- 46,308 46,308
Municipalities:

Due within one year
3,165 7,176 10,341

After 1 to 5 years
51,230 52,330 103,560

After 5 to 10 years
36,050 81,859 117,909

After 10 years
16,595 - 16,595
Total

Municipalities
107,040 141,365 248,405
Total

Direct Government Exposure
$ 110,196 $ 187,673 $ 297,869

In

addition,

as

of

December

31,

2023,

the

Corporation

had

$77.7

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
As of December

31, 2023, the

Corporation had

$2.7 billion of

public sector deposits

in Puerto Rico,

compared to $2.3

billion as of
December

31,

2022.

Approximately

20%

of

the

public

sector

deposits

as

of

December

31,

2023

were

from

municipalities

and
municipal agencies in Puerto Rico and 80% were from public

corporations, the Puerto Rico central government and

agencies, and U.S.
federal government agencies in Puerto Rico.
Exposure to USVI Government
The Corporation has operations in the USVI and has credit exposure to USVI government entities.
For many years, the

USVI has been experiencing

several fiscal and economic

challenges that have deteriorated

the overall financial
and

economic

conditions

in

the

area.

However,

on

May

22,

2023,

the

United

States

Bureau

of

Economic

Analysis

(the

“BEA”)
released its estimates of

GDP for 2021. According

to the BEA, the

USVI’s real

GDP increased 2.8%

in 2021 after decreasing

1.9% in
2020.

The

increase

in

real

GDP reflected

increases

in

exports

and

personal

consumption

expenditures.

These

increases

were

partly
offset by decreases in

private inventory investment, private

fixed investment, and government

spending. Imports, a subtraction

item in
the calculation of GDP,

also decreased.
Over the past

three years, the

USVI has been

recovering from the

adverse impact caused

by COVID-19 and

has continued to

make
progress on

its rebuilding

efforts related

to Hurricanes

Irma and

Maria, which

occurred in

2017. According

to data

published by

the
government,

over

$5.0

billion

in

disaster

recovery

funds

were

disbursed

as

of

November

2023

and

$6.2

billion

were

remaining
obligated funds

waiting to

be disbursed.

On the

fiscal front,

revenues have

trended positively

and the

USVI government

successfully
completed the restructuring

of the government

employee retirement system.

Moreover,

labor market trends

remain stable with

payroll
employment for the month of December 2023 up 0.3% when compared to

December 2022.
On December 14, 2023,

Fitch Ratings announced that it

withdrew the ratings of the

U.S. Virgin

Islands Water

and Power Authority
(“WAPA”)

primarily

due

to

limited

availability

of

the

authority’s

operating

and

financial

information

from

public

sources

or

from
WAPA’s

management.

Finally, PROMESA

does not apply to

the USVI and, as such,

there is currently no federal

legislation permitting the restructuring

of
the debts of the USVI and

its public corporations and instrumentalities.

To the

extent that the fiscal condition of the

USVI government
deteriorates

again,

the

U.S.

Congress

or

the

government

of

the

USVI

may

enact

legislation

allowing

for

the

restructuring

of

the
financial

obligations

of

the

USVI

government

entities

or

imposing

a

stay

on

creditor

remedies,

including

by

making

PROMESA
applicable to the USVI.
As of December 31, 2023,

the Corporation had $90.5 million

in loans to USVI public corporations,

compared to $38.0 million as of
December 31,

2022. The increase

in loans to

USVI public corporations

was driven by

the aforementioned $57.2

million line of

credit
utilization.

As of December 31, 2023, all loans were currently performing and up to date on principal and interest payments.

CEO and CFO Certifications
First BanCorp.’s Chief Executive

Officer and Chief Financial Officer have

filed with the SEC certifications required by Section 302
and Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1

and 32.2 to this Form 10-K.

In addition, in 2023, First BanCorp’s

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

in Part

II, Item

7 “Management’s

Discussion and

Analysis of

Financial Condition

and Results

of Operations,”

of this
Form 10-K.

Item 8. Financial Statements and Supplementary Data
FIRST BANCORP.
INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

(PCAOB No.
173
)….………………………….. 116

Management’s Report on Internal Control over Financial Reporting
………………………………………… 118

Consolidated Statements of Financial Condition
……………………………………………………………... 119

Consolidated Statements of Income

……...…………………………………………………………………...
120

Consolidated Statements of Comprehensive Income

(Loss)

……...………………………………………..…
121

Consolidated Statements of Cash Flows
……………………………………………………………………… 122

Consolidated Statements of Changes in Stockholders’ Equity
……………………………………………….. 123

Notes to Consolidated Financial Statements
………………………………………………………………….. 124

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of First BanCorp.
San Juan, Puerto Rico
Opinions on the Financial Statements and Internal Control

over Financial Reporting
We have

audited the accompanying consolidated

statements of financial condition of

First BanCorp. (the "Company") as of

December
31,

2023,

and

2022,

the

related

consolidated

statements

of

income,

comprehensive

income

(loss),

cash

flows,

and

changes

in
stockholders’

equity

for

each

of

the

years

in

the

three-year

period

ended

December

31,

2023,

and

the

related

notes

(collectively
referred

to

as

the

"financial

statements").

We

also

have

audited

the

Company’s

internal

control

over

financial

reporting

as

of
December

31,

2023,

based

on

criteria

established

in

Internal

Control

–

Integrated

Framework:

(2013)

issued

by

the

Committee

of
Sponsoring Organizations of the Treadway

Commission (COSO).
In our opinion,

the financial statements

referred to above

present fairly,

in all material respects,

the financial position

of the Company
as of

December 31,

2023, and

2022, and

the results

of its

operations and

its cash

flows for

each of

the years

in the

three-year period
ended December

31, 2023, in

conformity with

accounting principles

generally accepted

in the United

States of America.

Also in our
opinion, the Company maintained,

in all material respects, effective

internal control over financial

reporting as of December

31, 2023,
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

one or more

economic forecasts
of

relevant

current

and

forward-looking

macroeconomic

variables

determined

by

portfolio

segment,

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
We have served

as the Company’s auditor since 2018.
/s/
Crowe LLP
Fort Lauderdale, Florida
February 28, 2024
Stamp No. E511125

of the
Puerto Rico Society of Certified
Public Accountants was affixed to
the record copy this report.

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

2023,

based

on

the
framework

set

forth

by

the

Committee

of

Sponsoring

Organizations

of

the

Treadway

Commission

(COSO)

in

Internal

Control-
Integrated

Framework

(2013).

Based

on

that

assessment,

management

concluded

that,

as

of

December

31,

2023,

the

Corporation’s
internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (2013).
The

Corporation’s

independent

registered

public

accounting

firm,

Crowe LLP,

has

audited

the effectiveness

of the

Corporation’s
internal control over financial reporting as of December 31, 2023, as stated in their report dated February 28, 2024.

First BanCorp.

/s/

Aurelio Alemán

Aurelio Alemán

President and Chief Executive Officer

Date: February 28, 2024

/s/

Orlando Berges

Orlando Berges

Executive Vice President

and Chief Financial Officer

Date: February 28, 2024

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2023 December 31, 2022
(In thousands, except for share information)
ASSETS
Cash and due from banks $
661,925
$
478,480
Money market investments:
Time deposits with other financial institutions
300
300
Other short-term investments
939
1,725
Total money market investments
1,239
2,025
Available-for-sale debt securities, at fair value:
Securities pledged with creditors’ rights

to repledge
-
81,103
Other available-for-sale debt securities
5,229,984
5,518,417
Total available-for-sale debt securities, at fair value (amortized cost of $
5,863,294

as of December 31, 2023, and
$
6,398,197

as of December 31, 2022; allowance

for credit losses (''ACL'') of $
511

as of December 31, 2023 and $
458

as of
December 31, 2022)
5,229,984
5,599,520
Held-to-maturity debt securities, at amortized

cost, net of ACL of $
2,197

as of December 31, 2023 and $
8,286
as of December 31, 2022 (fair value of

$
346,132

as of December 31, 2023 and $
427,115

as of December 31, 2022)
351,981
429,251
Equity securities
49,675
55,289
Total investment securities
5,631,640
6,084,060
Loans, net of ACL of $
261,843

as of December 31, 2023 and $
260,464

as of December 31, 2022
11,923,640
11,292,361
Mortgage loans held for sale, at lower of

cost or market
7,368
12,306
Total loans, net
11,931,008
11,304,667
Accrued interest receivable on loans and

investments
77,716
69,730
Premises and equipment, net
142,016
142,935
Other real estate owned (“OREO”)
32,669
31,641
Deferred tax asset, net
150,127
155,584
Goodwill
38,611
38,611
Other intangible assets
13,383
21,118
Other assets
229,215
305,633
Total assets $
18,909,549
$
18,634,484
LIABILITIES
Non-interest-bearing deposits $
5,404,121
$
6,112,884
Interest-bearing deposits
11,151,864
10,030,583
Total deposits
16,555,985
16,143,467
Short-term securities sold under agreements

to repurchase
-
75,133
Advances from the Federal Home Loan

Bank ("FHLB"):
Short-term
-
475,000
Long-term
500,000
200,000
Total advances from the FHLB
500,000
675,000
Other long-term borrowings
161,700
183,762
Accounts payable and other liabilities
194,255
231,582
Total liabilities
17,411,940
17,308,944
Commitments and contingencies (See

Note 29)
(nil) (nil)
STOCKHOLDERS’ EQUITY
Common stock, $
0.10

par value,
2,000,000,000

shares authorized;
223,663,116

shares issued;
169,302,812
shares outstanding as of December 31, 2023

and
182,709,059

as of December 31, 2022
22,366
22,366
Additional paid-in capital
965,707
970,722
Retained earnings, includes legal surplus

reserve of $
199,576

as of December 31, 2023 and $
168,484

as of December 31, 2022
1,846,112
1,644,209
Treasury stock (at cost),
54,360,304

shares as of December 31, 2023 and
40,954,057

shares as of December 31, 2022
(697,406)
(506,979)
Accumulated other comprehensive loss,

net of tax of $
8,581

as of December 31, 2023 and $
8,468

as of December 31, 2022
(639,170)
(804,778)
Total stockholders’ equity
1,497,609
1,325,540
Total liabilities and stockholders’ equity $
18,909,549
$
18,634,484
The accompanying notes are an integral part

of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME

Year Ended December 31,
2023 2022 2021
(In thousands, except per share information)
Interest and dividend income:

Loans
$
890,562
$
747,901
$
719,153

Investment securities
102,505
102,922
72,893

Money market investments and interest-bearing cash accounts
30,419
11,791
2,662

Total interest and dividend income
1,023,486
862,614
794,708
Interest expense:

Deposits
185,461
46,361
41,482

Securities sold under agreements to repurchase:

Short-term
2,769
1,017
-

Long-term
-
6,538
9,963

Advances from the FHLB:

Short-term
4,811
1,475
-

Long-term
19,797
3,661
8,199

Other borrowings:

Short-term
3
16
-

Long-term
13,535
8,253
5,135

Total interest expense
226,376
67,321
64,779

Net interest income
797,110
795,293
729,929
Provision for credit losses - expense (benefit):

Loans and finance leases
66,644
25,679
(61,720)

Unfunded loan commitments
365
2,736
(3,568)

Debt securities
(6,069)
(719)
(410)

Provision for credit losses - expense (benefit)
60,940
27,696
(65,698)

Net interest income after provision for credit losses
736,170
767,597
795,627
Non-interest income:

Service charges and fees on deposit accounts
38,042
37,823
35,284

Mortgage banking activities
10,587
15,260
24,998

Gain on early extinguishment of debt
1,605
-
-

Insurance commission income
12,763
13,743
11,945

Card and processing income
43,909
40,416
36,508

Other non-interest income
25,788
15,850
12,429

Total non-interest income

132,694
123,092
121,164
Non-interest expenses:

Employees' compensation and benefits
222,855
206,038
200,457

Occupancy and equipment
85,911
88,277
93,253

Business promotion
19,626
18,231
15,359

Professional service fees
45,841
47,848
59,956

Taxes, other than income taxes
21,236
20,267
22,151

Federal Deposit Insurance Corporation ("FDIC")

deposit insurance
14,873
6,149
6,544

Net gain on OREO operations
(7,138)
(5,826)
(2,160)

Credit and debit card processing expenses
25,997
22,736
22,169

Communications
8,561
8,723
9,387

Merger and restructuring costs
-
-
26,435

Other non-interest expenses
33,666
30,662
35,423

Total non-interest expenses
471,428
443,105
488,974
Income before income taxes
397,436
447,584
427,817
Income tax expense
94,572
142,512
146,792
Net income

$
302,864
$
305,072
$
281,025
Net income attributable to common stockholders

$
302,864
$
305,072
$
277,338
Net income per common share:

Basic
$
1.72
$
1.60
$
1.32

Diluted
$
1.71
$
1.59
$
1.31
The accompanying notes are an integral part

of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(LOSS)

Year Ended

December 31,
2023 2022 2021
(In thousands)
Net income

$
302,864
$
305,072
$
281,025
Other comprehensive income (loss), net of tax:
Available-for-sale debt securities:
Net unrealized holding gains (losses) on debt securities
(1)
165,420
(718,582)
(143,115)
Defined benefit plans adjustments:
Net actuarial gain (loss)
177
(2,199)
3,660
Reclassification adjustment for amortization of net actuarial loss
11
2
1
Other comprehensive income (loss) for the year, net of tax
165,608
(720,779)
(139,454)

Total comprehensive income (loss) $
468,472
$
(415,707)
$
141,571
Year Ended

December 31,
2023 2022 2021
(In thousands)
Income tax effect of items included in other comprehensive income (loss):
Defined benefit plans adjustments:
Net actuarial gain (loss) $
(107)
$
1,319
$
(2,199)
Reclassification adjustment for amortization of net actuarial loss
(6)
(1)
-
Total income tax effect of items included in other comprehensive income (loss) $
(113)
$
1,318
$
(2,199)
(1) Net unrealized gains (losses) on available-for-sale

debt securities have no tax effect because securities

are either tax-exempt, held by an International

Banking Entity ("IBE")
unit or subsidiary, or have a full deferred tax asset valuation allowance.
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

2023 2022 2021
(In thousands)
Cash flows from operating activities:
Net income

$
302,864
$
305,072
$
281,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
20,501
22,289
24,965
Amortization of intangible assets
7,735
8,816
11,407
Provision for credit losses - expense (benefit)
60,940
27,696
(65,698)
Deferred income tax expense
6,105
54,216
118,323
Stock-based compensation
7,799
5,407
5,460
Gain on early extinguishment of debt
(1,605)
-
-
Unrealized gain on derivative instruments
(301)
(1,098)
(4,227)
Net gain on disposals or sales, and impairments of premises

and equipment and other assets
(3,514)
(706)
(32)
Net gain on sales of loans and loans held-for-sale valuation adjustments

(1,572)
(5,498)
(14,791)
Net amortization of discounts, premiums, and deferred loan fees and costs
1,223
(7,853)
(25,294)
Originations and purchases of loans held for sale
(147,460)
(214,962)
(503,200)
Sales and repayments of loans held for sale
149,888
235,199
528,253
Amortization of broker placement fees
309
106
218
Net amortization of premiums and discounts on investment securities
4,967
3,435
26,549
(Increase) decrease in accrued interest receivable
(5,437)
(11,340)
7,701
Increase (decrease) in accrued interest payable
18,430
1,706
(2,776)
(Increase) decrease in other assets
(16,619)
(2,437)
24,344
(Decrease) increase in other liabilities
(41,290)
20,437
(12,506)

Net cash provided by operating activities
362,963
440,485
399,721
Cash flows from investing activities:
Net (disbursements) repayments on loans held for investment
(758,232)
(603,853)
599,097
Proceeds from sales of loans held for investment
7,736
62,168
81,458
Proceeds from sales of repossessed assets
53,870
46,281
55,867
Purchases of available-for-sale debt securities
(5,458)
(512,327)
(3,447,921)
Proceeds from principal repayments and maturities of available-for-sale debt securities
549,644
626,802
1,445,873
Purchases of held-to-maturity debt securities
-
(289,784)
-
Proceeds from principal repayments and maturities of held-to-maturity debt securities
85,988
32,153
12,677
Additions to premises and equipment
(22,599)
(20,459)
(13,349)
Proceeds from sales of premises and equipment and other assets
4,475
1,196
832
Net redemptions (purchases) of other investments securities
5,643
(23,637)
5,322
Proceeds from the settlement of insurance claims - investing activities
483
-
550
Net cash paid from business combination
-
-
(3,381)

Net cash used in investing activities
(78,450)
(681,460)
(1,262,975)
Cash flows from financing activities:
Net increase (decrease) in deposits
470,981
(1,706,118)
2,472,579
Net (repayments) proceeds of short-term borrowings
(550,133)
550,133
-
Repayments of long-term borrowings
(19,795)
(500,000)
(240,000)
Proceeds from long-term borrowings
300,000
200,000
-
Repurchase of outstanding common stock
(203,241)
(277,769)
(216,522)
Dividends paid on common stock
(99,666)
(87,824)
(65,021)
Dividends paid on preferred stock
-
-
(2,453)
Redemption of preferred stock-

Series A through E
-
-
(36,104)

Net cash (used in) provided by financing activities
(101,854)
(1,821,578)
1,912,479
Net increase (decrease) in cash and cash equivalents
182,659
(2,062,553)
1,049,225
Cash and cash equivalents at beginning of year
480,505
2,543,058
1,493,833
Cash and cash equivalents at end of period $
663,164
$
480,505
$
2,543,058
Cash and cash equivalents include:
Cash and due from banks $
661,925
$
478,480
$
2,540,376
Money market investments
1,239
2,025
2,682
$
663,164
$
480,505
$
2,543,058
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY

Year Ended December 31,
2023 2022 2021
(In thousands, except per share information)
Preferred Stock:

Balance at beginning of year
$
-
$
-
$
36,104

Redemption of Series A through E Preferred Stock
-
-
(36,104)

Balance at end of year
-
-
-
Common Stock:

Balance at beginning of year
22,366
22,366
22,303

Common stock issued under stock-based compensation

plan
-
-
63

Balance at end of year
22,366
22,366
22,366
Additional Paid-In Capital:

Balance at beginning of year
970,722
972,547
965,385

Stock-based compensation expense
7,799
5,407
5,460

Common stock reissued/issued under stock-based compensation

plan
(13,531)
(7,365)
(63)

Restricted stock forfeited
717
133
531

Issuance costs of Series A through E Preferred Stock redeemed
-
-
1,234

Balance at end of year
965,707
970,722
972,547
Retained Earnings:

Balance at beginning of year
1,644,209
1,427,295
1,215,321

Cumulative adjustment of adoption of Accounting Standards Update

("ASU") 2022-02 (See Note 1)
(1,357)
-
-

Net income

302,864
305,072
281,025

Dividends on common stock (2023 - $
0.56

per share; 2022 - $
0.46

per share; 2021 - $
0.31

per share)
(99,604)
(88,158)
(65,364)

Dividends on preferred stock

-
-
(2,453)

Excess of redemption value over carrying value of Series

A through E Preferred Stock redeemed
-
-
(1,234)

Balance at end of year
1,846,112
1,644,209
1,427,295
Treasury Stock (at cost):

Balance at beginning of year
(506,979)
(236,442)
(19,389)

Common stock repurchases (See Note 17)
(203,241)
(277,769)
(216,522)

Common stock reissued under stock-based compensation plan
13,531
7,365
-

Restricted stock forfeited
(717)
(133)
(531)

Balance at end of year
(697,406)
(506,979)
(236,442)
Accumulated Other Comprehensive Loss, net of tax:

Balance at beginning of year
(804,778)
(83,999)
55,455

Other comprehensive income (loss), net of tax
165,608
(720,779)
(139,454)

Balance at end of year
(639,170)
(804,778)
(83,999)

Total stockholders’ equity
$
1,497,609
$
1,325,540
$
2,101,767
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
INDEX TO NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
PAGE
Note 1 – Nature of Business and Summary of Significant Accounting Policies
125
Note 2 – Money Market Investments
141
Note 3 – Debt Securities
142
Note 4 – Loans Held for Investment
152
Note 5 – Allowance for Credit Losses for Loans and Finance Leases
179
Note 6 – Premises and Equipment
182
Note 7 – Other Real Estate Owned
183
Note 8 – Related-Party Transactions
183
Note 9 – Goodwill and Other Intangibles
184
Note 10 – Non-Consolidated Variable Interest Entities (“VIEs”) and Servicing Assets
186
Note 11 – Deposits
191
Note 12 –
Securities Sold Under Agreements to Repurchase (“Repurchase

Agreements”)
193
Note 13 – Advances from the Federal Home Loan Bank (“FHLB”)
193
Note 14 – Other Borrowings
194
Note 15 – Earnings per Common Share
195
Note 16 – Stock-Based Compensation
196
Note 17 – Stockholders’ Equity
199
Note 18 – Accumulated Other Comprehensive Loss
201
Note 19 – Employee Benefit Plans
202
Note 20 – Other Non-Interest Income
206
Note 21 – Other Non-Interest Expenses
206
Note 22 – Income Taxes
207
Note 23 – Operating Leases
211
Note 24 – Derivative Instruments and Hedging Activities
212
Note 25 – Fair Value
215
Note 26 – Revenue from Contracts with Customers
221
Note 27 – Segment Information
224
Note 28 – Supplemental Statement of Cash Flows Information
227
Note 29 – Regulatory Matters, Commitments, and Contingencies
228
Note 30 – First BanCorp. (Holding Company Only) Financial Information
232

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

Insurance

and

Financial

Regulation;

and

in the

BVI,

subject to

regulation

by the

British Virgin

Islands
Financial

Services Commission.

The Consumer

Financial Protection

Bureau (the

“CFPB”) regulates

FirstBank’s

consumer

financial
products and services.
FirstBank

Insurance

Agency

is

subject

to

the

supervision,

examination,

and

regulation,

including

the

Office

of

the

Insurance
Commissioner of

the Commonwealth

of Puerto

Rico and

the Division

of Banking,

Insurance and

Financial Regulation

in the

USVI.
FirstBank conducts its

business through its

main office located

in San Juan, Puerto

Rico,
58

banking branches in

Puerto Rico,
eight
banking branches in the USVI and the BVI, and
eight

banking branches in the state of Florida (USA). FirstBank

has
six

wholly-owned
subsidiaries

with

operations

in

Puerto

Rico:

First

Federal

Finance

Corp.

(d/b/a

Money

Express

La Financiera),

a

finance

company
specializing

in

the

origination

of

small

loans

with
25

offices

in

Puerto

Rico;

First

Management

of

Puerto

Rico,

a

Puerto

Rico
corporation,

which

holds

tax-exempt

assets;

FirstBank

Overseas

Corporation,

an

international

banking

entity

(an

“IBE”)

organized
under the

International Banking

Entity Act

of Puerto

Rico; two

companies engaged

in the

operation of

certain real

estate properties;
and

a

limited

liability

corporation

organized

in

2022

under

the

laws

of

the

Commonwealth

of

Puerto

Rico

and

Puerto

Rico

Tax
Incentives Code (“Act 60 of 2019”), which commenced operations in

2023 and engages in investing and lending transactions.

General

The accompanying

consolidated audited financial

statements have

been prepared

in conformity

with generally accepted

accounting
principles in the

United States of

America (“GAAP”). The

following is a description

of the Corporation’s

most significant accounting
policies.
Principles of consolidation
The

consolidated

financial

statements

include

the

accounts

of

the

Corporation

and

its

subsidiaries.

All

significant

intercompany
balances

and

transactions

have

been

eliminated

in

consolidation.

The

results

of

operations

of

companies

or

assets

acquired

in

a
business combination are

included from the date

of acquisition. Entities in

which the Corporation

holds a controlling financial

interest
are

consolidated.

For

a

voting

interest

entity,

a

controlling

financial

interest

is

generally

where

the

Corporation

holds,

directly

or
indirectly,

more than

50 percent

of the

outstanding voting

shares. For

a VIE,

a controlling

financial interest

is where

the Corporation
has

the

power

to

direct

the

activities

of

an

entity

that

most

significantly

impact

the

entity’s

economic

performance

and

has

an
obligation

to

absorb

losses

or

the

right

to

receive

benefits

from

the

VIE.

Statutory

business

trusts

that

are

wholly

owned

by

the
Corporation and are issuers of trust-preferred securities

(“TRuPs”) and entities in which the Corporation has

a non-controlling interest,
are

not

consolidated

in

the

Corporation’s

consolidated

financial

statements

in

accordance

with

authoritative

guidance

issued

by

the
Financial Accounting Standards Board (“FASB”)

for consolidation of VIEs.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
126
Use of estimates in the preparation of financial statements
The

preparation

of

financial

statements

in

conformity

with GAAP

requires

management

to

make

estimates

and

assumptions

that
significantly

affect

amounts

reported

in

the

consolidated

financial

statements.

Although

estimates

and

assumptions

about

future
economic and market conditions (for

example, unemployment, market liquidity,

real estate prices, etc.) contemplate current

conditions
and

how

we expect

them to

change in

the future,

it is

reasonably

possible

that actual

conditions

could be

worse

than anticipated

in
those estimates, which could materially affect our results of operations and financial condition.
The Corporation

utilizes processes

that involve

the use

of significant

estimates and

the judgements

of management

in determining
the amount

of its

ACL, income

taxes, as

well as

fair value

measurements

of investment

securities, goodwill,

other intangible

assets,
pension

plans,

mortgage

servicing

rights,

and

loans

held

for

sale.

As

with

any

estimate,

actual

results

could

differ

from

those
estimates.
Cash and cash equivalents
For purposes of

reporting cash

flows, cash and

cash equivalents include

cash on hand,

cash items in

transit, and

amounts due

from
the Federal Reserve Bank of New York

(the “FED”) and other depository institutions. The

term also includes money market funds and
short-term investments with original maturities of three months or less.
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

2023,

and

2022,

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

“Debt Securities”

for
additional information on nonaccrual debt securities.
Allowance

for

Credit

Losses

–

Held-to-Maturity

Debt

Securities:
As

of

December

31,

2023,

the

held-to-maturity

debt

securities
portfolio consisted of U.S. government-sponsored entities (“GSEs”)

MBS and Puerto Rico municipal bonds.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
127
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

– “Debt Securities”

for additional

information about

ACL
balances for

held-to-maturity debt

securities, activity

during the

period, and

information about

changes in

circumstances that

caused
changes in the ACL for held-to-maturity debt securities during the years ended December

31, 2023, 2022, and 2021.
Allowance

for

Credit

Losses

–

Available-for-Sale

Debt

Securities:
For

available-for-sale

debt

securities

in

an

unrealized

loss
position, the Corporation first assesses whether

it intends to sell, or it is more

likely than not that it will be required

to sell, the security
before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the difference between fair

value

and

amortized

cost

is considered

to be

impaired and

recognized

in provision

for

credit losses.

For

available-for-sale

debt
securities that

do not

meet the

aforementioned

criteria, the

Corporation evaluates

whether the

decline in

fair value

has resulted

from
credit losses or

other factors. In

making this assessment, management

considers the cash position

of the issuer and

its cash and capital
generation

capacity,

which

could increase

or

diminish

the

issuer’s

ability

to

repay

its bond

obligations,

the

extent

to which

the

fair
value

is

less

than

the

amortized

cost

basis,

any

adverse

change

to

the

credit

conditions

and

liquidity

of

the

issuer,

taking

into
consideration the latest information

available about the financial condition

of the issuer, credit

ratings, the failure of the

issuer to make
scheduled

principal or

interest payments,

recent legislation

and government

actions affecting

the issuer’s

industry,

and actions

taken
by the

issuer to

deal with

the economic

climate. The

Corporation also

takes into

consideration changes

in the

near-term prospects

of
the underlying

collateral of

a security,

if any,

such as

changes in

default rates,

loss severity

given default,

and significant

changes in
prepayment

assumptions

and

the

level

of

cash

flows

generated

from

the

underlying

collateral,

if

any,

supporting

the

principal

and
interest payments

on the

debt securities.

If this

assessment indicates

that a

credit loss

exists, the present

value of

cash flows

expected
to be collected from

the security is compared

to the amortized cost

basis of the security.

If the present value

of cash flows expected

to
be collected

is less

than the

amortized cost

basis, a

credit loss

exists and

the Corporation

records an

ACL for

the credit

loss portion,
limited to the

amount by which

the fair value

is less than

the amortized cost

basis. Meanwhile, the

non-credit portion

is recognized in
OCL. Non-credit-related impairments result from other factors, including increased liquidity spreads and higher interest rates.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
128
Losses

are

charged

against

the

ACL

when

management

believes

the

uncollectability

of

an

available-for-sale

debt

security

is
confirmed or

when either

of the

criteria regarding

intent or requirement

to sell

is met.

The Corporation

has elected

not to measure

an
ACL on

accrued interest

related to

available-for-sale

debt securities,

as uncollectible

accrued interest

receivables are

written off

in a
timely manner as indicated above.
Substantially all

of the

Corporation’s

available-for-sale debt

securities are

issued by

GSEs. These

securities are

either explicitly

or
implicitly guarant.eed

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

“Debt

Securities”

and

Note

25

–
“Fair Value.”
Loans held for investment
Loans that the

Corporation has the

ability and

intent to hold

for the foreseeable

future,

or until maturity

or payoff,

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
Nonaccrual

and

Past-Due

Loans

–

Loans

on

which

the

recognition

of

interest

income

has

been

discontinued

are

designated

as
nonaccrual.

Loans

are

classified

as

nonaccrual

when

they

are
90

days

past

due

for

interest

and

principal,

except

for

residential
mortgage loans insured or guaranteed

by the Federal Housing Administration

(the “FHA”), the Veterans

Administration (the “VA”)

or
the

PRHFA,

and

credit

card

loans.

It

is

the

Corporation’s

policy

to

report

delinquent

mortgage

loans

insured

by

the

FHA,

or
guaranteed by

the VA

or the

PRHFA,

as loans

past due
90

days and

still accruing

as opposed

to nonaccrual

loans since

the principal
repayment

is

insured

or

guaranteed,

and

such

loans

continue

to

accrue

interest

at

the

rate

guaranteed

by

the

government

agency.
However,

when

such FHA/VA

loans are

over
15

months delinquent,

the Corporation

discontinues the

recognition

of income

taking
into

consideration

the

FHA

interest

curtailment

process,

and

with

respect

to

PRHFA

loans

when

such

loans

are

over
90

days
delinquent. Credit card loans continue

to accrue finance charges and

fees until charged off at
180

days. Loans generally may be placed
on nonaccrual status

prior to when required

by the policies described

above when the full

and timely collection

of interest or principal
becomes

uncertain

(generally

based

on

an

assessment

of

the

borrower’s

financial

condition

and

the

adequacy

of

collateral,

if

any).
When

a

loan

is

placed

on

nonaccrual

status,

any

accrued

but

uncollected

interest

income

is

reversed

and

charged

against

interest
income and amortization

of any net

deferred fees is suspended.

Interest income on

nonaccrual loans is recognized

only to the extent

it
is received in

cash. However,

when there is

doubt regarding the

ultimate collectability of

loan principal, all

cash thereafter received

is
applied to reduce

the carrying value of

such loans (
i.e.
, the cost recovery

method). Under the cost-recovery

method, interest income

is
not recognized until the loan

balance has been collected

in full, including the charged

-off portion.

Generally,

the Corporation returns a
loan

to

accrual

status

when

all

delinquent

interest

and

principal

becomes

current

under

the

terms

of

the

loan

agreement,

or

after

a
sustained

period

of

repayment

performance

(
six months
)

and

the

loan

is

well

secured

and

in

the

process

of

collection,

and

full
repayment of

the remaining

contractual principal

and interest

is expected.

Loans that

are past

due 30

days or

more as

to principal

or
interest

are

considered

delinquent,

with

the

exception

of residential

mortgage,

commercial

mortgage,

and

construction

loans,

which
are

considered

past

due

when

the

borrower

is

in

arrears

on

two

or

more

monthly

payments.

The

Corporation

has

elected

not

to
measure an

ACL on

accrued interest

related to

loans held

for investment,

as uncollectible

accrued interest

receivables are

written off
on a timely manner.
Collateral-dependent Loans
– Certain commercial,

residential and consumer

loans for which

repayment is expected

to be provided
substantially

through

the

operation

or

sale

of

the

loan

collateral

are

considered

to

be

collateral-dependent.

Commercial

and
construction loans of $
0.5

million or more and for

which borrowers exhibit specific

risk characteristics, such as repayment

capacity or
credit deterioration,

are considered

collateral dependent.

Residential mortgage

loans and

home equity

lines of

credit are

considered
collateral dependent when

they are
180

days or more past

due. The ACL of

collateral dependent loans is

based on the fair

value of the
collateral at

the reporting

date, adjusted

for undiscounted

estimated costs

to sell,

as further

discussed below.

Auto loans

and finance
leases are not considered collateral dependent because its ACL is calculated using a PD/LGD model as further discussed below.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
129
Charge-off

of Uncollectible

Loans

–
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
closed-end consumer loans,

including auto loans and finance

leases, are charged off
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

Modifications Granted

to Debtors

Experiencing

Financial Difficulties
– Effective

January 1,

2023, the

Corporation adopted

ASU
2022-02

Financial

Instruments

–

Credit

Losses

(Topic

326)

Troubled

Debt

Restructurings

(“TDR”)

and

Vintage

Disclosures.

Upon
adoption, modifications

granted to debtors

experiencing financial

difficulties during

the current reporting

period in which

there was a
change in the timing

and/or amount of contractual

cash flows in the

form of a reduction in

interest rate, term extension,

an other-than-
insignificant payment

delay,

or any

combination thereof

are disclosed.

For comparative

reporting periods,

modifications resulting

in
troubled debt

restructurings (“TDRs”)

in which

the creditor for

economic or

legal reasons

related to

the debtor’s

financial difficulties
grants

a

concession

to

the

debtor

that

it

would

not

otherwise

consider

are

disclosed.

A

debtor

is

considered

to

be

experiencing
financial

difficulties

when

there

is

significant

doubt

about

the

debtor’s

ability

to

make

required

payments

on

the

debt

or

to

get
equivalent

financing

from

another

creditor

at

a

market

rate

for

similar

debt.

Modified

loans

are

classified

as

either

accrual

or
nonaccrual loans.

Loans in

accrual status

may remain

in accrual

status when

their contractual

terms have

been modified

if the

loans
had

demonstrated

performance

prior

to

the

restructuring

and

payment

in

full

under

the

restructured

terms

is

expected.

Otherwise,
modified loans on nonaccrual

status at the time

of the restructuring will

remain on nonaccrual status

until the borrower has

proven the
ability to perform

under the modified

structure, generally for a

minimum of six months,

and there is evidence

that such payments

can,
and

are

likely

to,

continue

as agreed.

Furthermore,

the

Corporation

applies

a

non-discounted

flow

portfolio-based

approach

for

the
estimation of the ACL of modified loans to borrowers experiencing financial difficulties for all portfolios.
Refer

to

Accounting

Standards

Updates

(“ASU”)

2022-02,

“Financial

Instruments

–

Credit

Losses

(Topic

326):

Troubled

Debt
Restructurings and Vintage

Disclosures” below for

the financial impact recognized

upon adoption of

this standard and

information on
the amendments to the TDR guidance that were effective on or after

January 1, 2023.
Allowance for credit losses for loans and finance leases
The ACL

for

loans and

finance leases

held

for

investment

is a

valuation

account

that is

deducted

from the

loans’

amortized

cost
basis to present

the net amount expected

to be collected on

loans. Loans are charged

-off against the

ACL when management

confirms
the loan balance is uncollectable.

The Corporation estimates the

ACL using relevant available

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
to cause

estimated credit

losses over

the life

of the

loans to

differ

from historical

credit losses.

Expected

credit losses

are

estimated
over the contractual term

of the loans, adjusted by

prepayments when appropriate.

The contractual term excludes

expected extensions,
and renewals,

unless

the extension or renewal options are included in

the original or modified contract at the reporting date and

are not
unconditionally cancellable by the Corporation.
The

Corporation

estimates

the

ACL

primarily

based

on

a

PD/LGD

modeled

approach,

or

individually

primarily

for

collateral
dependent loans. The Corporation

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
130

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

consist

generally

of

loans

secured

by

real

estate

made

to

finance

the

construction

of
industrial, commercial, or residential

buildings and include loans to

finance land development in preparation

for erecting new
structures.

These

loans

involve

an

inherently

higher

level

of

risk

and

sensitivity

to

market

conditions.

Demand

from
prospective tenants or purchasers may erode after construction begins because of a general economic slowdown or otherwise.
● Consumer

–
Consumer loans generally

consist of unsecured

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
131
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
For the

ACL determination

of all

portfolios, the

expectations for

relevant macroeconomic

variables related

to the

Puerto Rico

and
Virgin

Islands

region consider

an initial

reasonable

and

supportable

period of
two years

and

a

reversion

period

of up

to
three years
,
utilizing a

straight-line approach

and reverting

back to

the historical

macroeconomic

mean. For

the Florida

region, the

methodology
considers

a

reasonable

and

supportable

forecast

period

and

an

implicit

reversion

towards

the

historical

trend

that

varies

for

each
macroeconomic variable.

After the reversion

period, a

historical loss

forecast period

covering the

remaining contractual

life, adjusted
for prepayments,

is used

based on

the changes

in key

historical economic

variables during

representative historical

expansionary and
recessionary periods.
Furthermore, the

Corporation periodically

considers the

need for

qualitative adjustments

to the

ACL. Qualitative

adjustments may
be related to

and include, but not

be limited to,

factors such as: (i)

management’s

assessment of economic

forecasts used in the

model
and how

those forecasts

align with

management’s

overall evaluation

of current

and expected

economic conditions,

including, but

not
limited to,

expectations about

interest rate,

inflation, and

real estate

price levels,

as well

as labor

market challenges;

(ii) organization
specific

risks

such

as

credit

concentrations,

collateral

specific

risks,

nature

and

size

of

the

portfolio

and

external

factors

that

may
ultimately impact credit

quality,

and (iii) other

limitations associated

with factors such

as changes in

underwriting and loan

resolution
strategies, among others.
The

ACL

of

non-collateral

dependent

loans

previously

written

down

to

their

respective

realizable

values,

is

generally

measured
using a risk-adjusted discounted

cash flow method. Under this

approach, all future cash

flows (interest and principal) for

each loan are
adjusted by

the PDs

and LGDs

derived from

the term

structure curves

and prepayments

and then

discounted at

the effective

interest
rate as of the reporting date to arrive at the net present value of future cash flows.
See Note

5 –

“Allowance

for Credit

Losses for

Loans

and Finance

Leases” for

additional information

about reserve

balances

for
each portfolio segment, activity during the period, and information about changes in circumstances that caused changes in the ACL for loans and finance leases during the years ended December 31, 2023,

2022, and 2021.
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

2023, the

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
See Note

5 –

“Allowance

for Credit

Losses” for

Loans

and

Finance

Leases for

additional information

about reserve

balances

for
unfunded

loan commitments,

activity during

the period,

and information

about changes

in circumstances

that caused

changes in

the
ACL for off-balance sheet credit exposures

during the years ended December 31, 2023, 2022 and 2021.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
132
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

31, 2023 and

2022, the

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

are recorded

through a

valuation allowance

and are

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
FHLMC, with

servicing retained.

When the

Corporation sells

mortgage

loans, it

recognizes any

retained servicing

right (“servicing
assets” or “MSRs”) at the time of sale, based on its fair value.

MSRs

retained

in

a

sale

or

securitization

arise

from

contractual

agreements

between

the

Corporation

and

investors

in

MBS

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
133
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

of income. If

the value of

the MSRs subsequently
increases, the recovery

in value is recognized

in current period earnings

also as part of

revenues from mortgage

banking activities and
the carrying

value of

the MSR

is adjusted

through

a reduction

in the

valuation

allowance.

The Corporation

conducts an

other-than-
temporary

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

Operating leases

The Corporation,

as lessee,

determines

if an

arrangement

is a

lease or

contains a

lease at

inception.

Operating lease

liabilities are
recognized

based

on

the

present

value

of

the

remaining

lease

payments,

discounted

using

the

discount

rate

for

the

lease

at

the
commencement

date,

or

at

acquisition

date

in

case

of

a

business

combination.

As

the

rates

implicit

in

the

Corporation’s

operating
leases are

not readily

determinable,

the Corporation

generally uses

an incremental

borrowing

rate based

on information

available

at
the commencement

date to

determine the

present value

of future

lease payments.

The incremental

borrowing rate

is calculated

based
on fully

amortizing secured

borrowings. Operating

right-of-use (“ROU”)

assets are

generally recognized

based on

the amount

of the
initial measurement of the

lease liability. Non-lease

components, such as common

area maintenance charges,

are not considered a part
of the

gross-up of

the ROU

asset and

lease liability

and are

recognized as

incurred. The

Corporation’s

leases are

primarily related

to
operating leases

for the

Bank’s

branches. Most

of the

Corporation’s

leases with

operating ROU

assets have

terms of
two years

to
30
years
, some

of which

include options

to extend

the leases

for up

to
ten years
.

The Corporation

does not

recognize ROU

assets and
lease

liabilities

that

arise

from

short-term

leases

(less

than

12

months).

Operating

lease

expense,

which

is

included

as

part

of
occupancy and equipment expenses

in the consolidated statements

of income,

is recognized on a straight-line

basis over the lease term
that is based

on the

Corporation’s

assessment of

whether the

renewal options

are reasonably

certain to be

exercised. The

Corporation
includes

the

ROU

assets

and

lease

liabilities

as

part

of

other

assets

and

accounts

payable

and

other

liabilities,

respectively,

in

the
consolidated statements

of financial condition.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
134
As of December 31, 2023 and 2022, the Corporation, as lessee, did no
t have any leases that qualified as finance leases.

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

months

after

foreclosure.
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

the

foreclosure

on

property

collateralizing

an

FHA/VA

government-guaranteed

residential

mortgage

loan,

the

Corporation
derecognizes

the

government-guaranteed

mortgage

loan

and

recognizes

a

receivable

as

part

of

other

assets

in

the

consolidated
statements

of

condition

if

the

conditions

in

ASC

Subtopic

310-40,

“Reclassification

of

Residential

Real

Estate

Collateralized
Consumer

Mortgage

Loans

upon

Foreclosure,”

(“ASC

Subtopic

310-40”)

are

met.

See

Note

7–

“Other

Real

Estate

Owned”

for
additional information

on foreclosures

associated to

FHA/VA

government-guaranteed residential

mortgage loans

reclassified to

other
assets as of December 31, 2023 and 2022.
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
relevant

events

or

circumstances,

the

Corporation

concludes

that

it

is

more-likely-than-not

that

the

fair

value

of

a

reporting

unit

is
below its

carrying value,

then an

impairment test

is required.

In addition

to the

goodwill recorded

at the

Commercial and

Corporate,
Consumer Retail, and Mortgage

Banking reporting units in connection

with the acquisition of Banco

Santander Puerto Rico (“BSPR”)
in 2020,

the Corporation’s

goodwill is

mostly related

to the

United States

(Florida) reporting

unit. See

Note 9–

“Goodwill and

Other
Intangible Assets” for information on the qualitative assessment performed by the Corporation during the fourth quarter of 2023.

Other Intangible

Assets

– As

of December

31 2023,

Corporation’s

other intangible

assets relate

to core

deposits. The

Corporation
amortizes

core

deposit

intangibles

based

on

the projected

useful

lives

of

the related

deposits, generally

on

a straight

-line basis,

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
135
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

reversal
of

existing

temporary

differences,

tax

planning

strategies

and

future

taxable

income,

exclusive

of

the

impact

of

the

reversal

of
temporary differences and

carryforwards. In estimating

taxes, management assesses the

relative merits and risks

of the appropriate tax
treatment

of

transactions

considering

statutory,

judicial,

and

regulatory

guidance.

The Corporation

releases

income

tax effects

from
OCL

as

pension

and

postretirement

liabilities

are

extinguished.

Discounts

on

purchased

income

tax

credits

are

recognized

in

non-
interest income when realized. See Note 22 – “Income Taxes

”

for additional information.

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
Stock-based compensation
Compensation

cost

is

recognized

in

the

financial

statements

for

all

share-based

payment

grants.
The

First

BanCorp.

Omnibus
Incentive

Plan,

as

amended

(the

“Omnibus

Plan”)

provides

for

equity-based

and

non-equity-based

compensation

incentives

(the
“awards”)

through

the

grant

of

stock

options,

stock

appreciation

rights,

restricted

stock,

restricted

stock

units,

performance

shares,
other stock-based

awards and

cash-based awards.

The compensation

cost for

an award,

determined

based on

the estimate

of the

fair
value

at

the

grant

date

(considering

forfeitures

and

any

post-vesting

restrictions),

is

recognized

over

the

period

during

which

an
employee

or director

is required

to

provide

services

in

exchange

for

an

award,

which

is the

vesting

period,

taking

into account

the
retirement eligibility of the award.
Stock-based compensation

accounting guidance

requires the

Corporation to

reverse compensation

expense for

any awards

that are
forfeited due

to employee

or director

turnover.

Changes in

the estimated

forfeiture rate

may have

a significant

effect on

stock-based
compensation

as

the

Corporation

recognizes

the

effect

of

adjusting

the

rate

for

all

expense

amortization

in

the

period

in

which

the
forfeiture estimate is changed. If the actual forfeiture

rate is higher than the estimated forfeiture rate, an adjustment is made to increase
the

estimated

forfeiture

rate,

which

will

decrease

the

expense

recognized

in

the

financial

statements.

If

the

actual

forfeiture

rate

is
lower

than

the

estimated

forfeiture

rate,

an

adjustment

is

made

to

decrease

the

estimated

forfeiture

rate,

which

will

increase

the

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
136
expense recognized in the financial

statements. For additional information regarding

the Corporation’s

equity-based compensation and
awards granted, see Note 16– “Stock-Based Compensation.”

Comprehensive income (loss)
Comprehensive income

(loss) for First

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

the statements

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

of
an

enterprise

about

which

separate

financial

information

is available

that

is evaluated

regularly

by

the

Chief

Executive

Officer

and
management in

deciding how to

allocate resources

and in assessing

performance. The

Corporation’s

management determined

that the
segregation

that

best

fulfills

the

segment

definition

described

above

is

by

lines

of

business

for

its

operations

in

Puerto

Rico,

the
Corporation’s

principal

market,

and

by

geographic

areas

for

its

operations

outside

of

Puerto

Rico.

As

of

December

31,

2023,

the
Corporation had the following
six

operating segments that are

all reportable segments: Commercial

and Corporate Banking; Mortgage
Banking;

Consumer

(Retail)

Banking;

Treasury

and

Investments;

United

States

Operations;

and

Virgin

Islands

Operations.

The
accounting policies

for the

reportable business

segments are

the same

as those

used in

the preparation

of the

Consolidated Financial
Statements with respect

to activities specifically

attributable to each

business segment.

However, management

methodologies utilized
in

compiling

segment

financial

information

are

highly

subjective

and,

unlike

financial

accounting,

are

not

based

on

authoritative
guidance similar

to GAAP.

As a

result, reported

segment results are

not necessarily

comparable with

similar information

reported by
other financial institutions. See Note 27 – “Segment Information” for additional information.
Valuation

of financial instruments
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
137
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

December 31, 2023

or 2022. See

Note 25 –

“Fair
Value”

for additional information.

Revenue from contract with customers
See Note 26 –

“Revenue from Contracts with

Customers”

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

if

any,

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
138

Adoption of New Accounting Requirements
Standard Description Effective Date Effect on the financial statements
ASU 2022-02 – Financial
Instruments – Credit Losses
(Topic 326): Troubled Debt
Restructurings and Vintage
Disclosures, Issued March
2022
The amendments in this update eliminate
TDR accounting while enhancing disclosure
requirements for certain loan modifications
when a borrower is experiencing financial
difficulty.

The ASU also requires disclosure
of current period gross charge-offs by year of
origination for financing receivables and net
investment in leases.
Management adopted the guidance
during the first quarter of 2023.
The ASU has been applied
prospectively, except for the portion
of the standard related to the
recognition and measurement of
TDRs where we elected to use a
modified retrospective transition
method. The adoption resulted in a
net increase to the ACL of $
2.1
million and a decrease to retained
earnings of $
1.3

million, after tax,
predominantly driven by residential
mortgage loans. Modifications that
do not impact the contractual
payment terms, such as covenant
waivers, insignificant payment
deferrals, and any modifications
made to loans held-for-sale and
leases are not included in the
disclosures. TDRs disclosures are
presented for comparative periods
only.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
139

Recently Issued Accounting Standards Not Yet

Effective or Not Yet

Adopted
Standard Description Effective Date Effect on the financial statements
ASU 2023-09 - Income
Taxes (Topic

740):
Improvements to Income
Tax Disclosures, Issued
December 2023
In December 2023, the FASB issued ASU
2023-09 to improve the annual income tax
disclosures to, among other things, require
disclosure of the following: eight prescribed
categories in the tabular rate reconciliation
(using both percentages and dollar amounts)
with certain reconciling items at or above 5%
further broken out by nature and/or
jurisdiction; income taxes paid (net of refunds
received) disaggregated by federal, state, and
foreign taxes; the amount of income taxes
paid (net of refunds received) disaggregated
by individual jurisdictions in which income
taxes paid (net of refunds received) is equal to
or greater than 5% of total income taxes paid
(net of refunds received); income or loss from
continuing operations before income tax
expense or benefit disaggregated between
domestic and foreign; and income tax expense
or benefit from continuing operations
disaggregated by federal, state, and foreign.
Effective for fiscal years ending
on December 31, 2025. Early
adoption is permitted for annual
financial statements not yet issued.
The amendments in this ASU
should be applied on a prospective
basis. Retrospective application is
permitted.
The Corporation will be impacted by
the standard and will disclose
required information by the adoption
date.
ASU 2023-07 - Segment
Reporting (Topic 280):
Improvements to Reportable
Segment Disclosure, Issued
November 2023
In November 2023, the FASB issued ASU
2023-07 to improve the disclosures about a
public entity’s reportable segments. Among
other things, the amendments in this ASU
require disclosure on an interim and annual
basis of the following: significant segment
expenses that are regularly provided to the
chief operating decision maker (“CODM”)
and included within each reported measure of
segment profit or loss; and an amount for
other segment items (to reconcile segment
revenues less significant expenses to the
reported measure(s) of a segment’s profit or
loss) by reportable segment and a description
of its composition. This ASU also requires
disclosure on an annual basis of the title and
position of the CODM and an explanation of
how the CODM uses the reported measure(s)
of segment profit or loss in assessing segment
performance and deciding how to allocate
resources. In addition, this ASU requires
interim disclosure of segment-related
disclosures that were previously only required
on an annual basis and permits disclosure of
multiple measures of segment profit or loss,
provided that disclosure of the measure that is
closest to GAAP is also provided and certain
other criteria are met.
Effective for fiscal years ending
on December 31, 2024 and interim
periods beginning on January 1,
2025. Early adoption is permitted.
The amendments in this ASU
apply retrospectively to all periods
presented in the financial
statements, unless impracticable to
do so.
The Corporation will be impacted by
the standard and will disclose
required information by the adoption
date.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
140
The Corporation does not expect to be impacted by the following ASUs issued during 2023 that are not yet effective

or have not yet been
adopted:
●
ASU 2023-08, “Goodwill and

Other – Crypto Assets (Subtopic 350-60): Accounting for and

Disclosure of Crypto Assets”
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
●
ASU

2022-03, “Fair

Value

Measurement

(Topic

820):

Fair Value

Measurement of

Equity

Securities

Subject

to

Contractual
Sale Restrictions”

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
141
NOTE 2 – MONEY MARKET . INVESTMENTS
Money market investments are composed of time deposits,

overnight deposits with other financial institutions,

and other short-term
investments with original maturities of three months or less.
Money market investments were as follows as of the indicated dates:

As of December 31,
2023 2022
(Dollars in thousands)
Time deposits with other financial institutions
(1)
$
300
$
300
Overnight deposits with other financial institutions
(2)
439
541
Other short-term investments
(3)
500
1,184
$
1,239
$
2,025
(1)
Consists of time deposits segregated for compliance with the Puerto

Rico International Banking Law.

Interest rate of
1.05
% and
0.40
% as of December 31, 2023 and 2022, respectively.
(2)
Weighted-average interest rate

of
5.33
% and
4.33
% as of December 31, 2023 and 2022, respectively.
(3)
Weighted-average interest rate

of
2.47
% and
0.14
% as of December 31, 2023 and 2022, respectively.
As

of

December

31,

2023,

the

Corporation

had

$
0.4

million

(2022

-

$
0.5

million)

in

money

market

investments

pledged

as
collateral as part of margin calls associated to derivative contracts.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
142
NOTE 3 – DEBT SECURITIES
Available-for-Sale

Debt Securities
The amortized

cost, gross

unrealized gains

and losses,

ACL, estimated

fair value,

and weighted-average

yield of

available-for-sale
debt securities by contractual maturities as of December 31, 2023 and December 31, 2022 were as follows:

December 31, 2023
Amortized cost
(1)
Gross
ACL Fair value

(2)
Unrealized Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:

Due within one year
$
80,314
$
-
$
2,144
$
-
$
78,170
0.66

After 1 to 5 years
60,239
-
3,016
-
57,223
0.75
U.S. GSEs obligations:

Due within one year
542,847
-
15,832
-
527,015
0.77

After 1 to 5 years
1,899,620
49
135,347
-
1,764,322
0.86

After 5 to 10 years
8,850
-
687
-
8,163
2.64

After 10 years
8,891
8
2
-
8,897
5.49
Puerto Rico government obligations:

After 10 years
(3)
3,156
-
1,346
395
1,415
-
United States and Puerto Rico government obligations
2,603,917
57
158,374
395
2,445,205
0.85
MBS:

Residential MBS:

FHLMC certificates:

After 1 to 5 years
19,561
-
868
-
18,693
2.06

After 5 to 10 years
153,308
-
12,721
-
140,587
1.55

After 10 years
991,060
15
161,197
-
829,878
1.41

1,163,929
15
174,786
-
989,158
1.44

GNMA certificates:

Due within one year
254
-
3
-
251
3.27

After 1 to 5 years
16,882
-
872
-
16,010
1.19

After 5 to 10 years
27,916
8
2,247
-
25,677
1.62

After 10 years
206,254
87
22,786
-
183,555
2.57
251,306
95
25,908
-
225,493
2.38

FNMA certificates:

After 1 to 5 years
32,489
-
1,423
-
31,066
2.11

After 5 to 10 years
293,492
-
23,146
-
270,346
1.70

After 10 years
1,047,298
83
156,344
-
891,037
1.37

1,373,279
83
180,913
-
1,192,449
1.46

Collateralized mortgage obligations (“CMOs”) issued

or guaranteed by the FHLMC, FNMA, and GNMA:

After 10 years
273,539
-
52,263
-
221,276
1.54

Private label:

After 10 years
7,086
-
2,185
116
4,785
7.66
Total Residential MBS
3,069,139
193
436,055
116
2,633,161
1.55

Commercial MBS:

After 1 to 5 years
45,022
-
6,898
-
38,124
2.17

After 5 to 10 years
22,386
-
2,685
-
19,701
2.16

After 10 years
122,830
-
29,037
-
93,793
1.36
Total Commercial MBS
190,238
-
38,620
-
151,618
1.64
Total MBS
3,259,377
193
474,675
116
2,784,779
1.55
Total available-for-sale debt securities $
5,863,294
$
250
$
633,049
$
511
$
5,229,984
1.24
(1) Excludes accrued interest receivable on available-for-sale debt securities that totaled $
10.6

million as of December 31, 2023 reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
477.9

million (amortized cost - $
527.2

million) that was pledged at the FHLB as collateral for borrowings and letters of credit as well as $
2.8

billion (amortized cost - $
3.2

billion) pledged as collateral for the
uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.
(3) Consists of a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010 and is in nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
143

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
144
Maturities

of

available-for-sale

debt

securities

are

based

on

the

period

of

final

contractual

maturity.

Expected

maturities

might
differ

from

contractual

maturities

because

they

may

be

subject

to

prepayments

and/or

call

options.

The

weighted-average

yield

on
available-for-sale

debt

securities

is

based

on

amortized

cost

and,

therefore,

does

not

give

effect

to

changes

in

fair

value.

The

net
unrealized loss

on available-for-sale

debt securities

is presented

as part

of accumulated

other comprehensive

loss in

the consolidated
statements of financial condition.
The

following

tables

present

the

fair

value

and

gross

unrealized

losses

of

the

Corporation’s

available-for-sale

debt

securities,
aggregated by

investment category

and length of

time that individual

securities have

been in a

continuous unrealized

loss position, as
of December 31, 2023 and 2022. The tables also include debt securities for which an ACL was recorded.

As of December 31, 2023
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

U.S. Treasury and U.S. GSEs’

obligations
$
2,544
$
2
$
2,428,784
$
157,026
$
2,431,328
$
157,028

Puerto Rico government obligations
-
-
1,415
1,346
(1)
1,415
1,346

MBS:

Residential MBS:

FHLMC
9
-
988,092
174,786
988,101
174,786

GNMA
12,257
100
202,390
25,808
214,647
25,908

FNMA
-
-
1,183,275
180,913
1,183,275
180,913

CMOs issued or guaranteed by the FHLMC,

FNMA, and GNMA
-
-
221,276
52,263
221,276
52,263

Private label
-
-
4,785
2,185
(1)
4,785
2,185

Commercial MBS
11,370
18
140,248
38,602
151,618
38,620
$
26,180
$
120
$
5,170,265
$
632,929
$
5,196,445
$
633,049
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of December 31, 2023, the

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
145

Assessment for Credit Losses
Debt securities

issued by

U.S. government

agencies,

U.S. GSEs,

and

the U.S.

Treasury,

including

notes and

MBS, accounted

for
substantially all of the total available-for

-sale portfolio as of December 31, 2023, and

the Corporation expects no credit losses on

these
securities,

given

the

explicit

and

implicit

guarantees

provided

by

the

U.S.

federal

government.

Because

the

decline

in

fair

value

is
attributable to changes in interest

rates, and not credit quality,

and because, as of December 31,

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

loan-to-
value

attributes,

and

relevant

current

and

forward-looking

macroeconomic

variables,

such

as

regional

unemployment

rates

and

the
housing

price

index.

Under

this

approach,

expected

cash

flows

(interest

and

principal)

were

discounted

at

the

U.S.

Treasury

yield
curve

as of

the reporting

date. See

Note 25

– “Fair

Value

”

for

the significant

assumptions used

in the

valuation

of the

private

label
MBS as of December 31, 2023 and 2022.
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
146
The

following

tables

present

a

roll-forward

of

the

ACL on

available-for-sale

debt

securities by

major

security

type

for

the

years
ended December 31, 2023, 2022 and 2021:

Year

Ended December 31, 2023
Private label MBS
Puerto Rico

Government
Obligations Total
(In thousands)
Beginning balance $
83
$
375
$
458
Provision for credit losses - expense
-
20
20
Net recoveries
33
-
33

ACL on available-for-sale debt securities
$
116
$
395
$
511
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
Provision for credit losses - benefit
(136)
-
(136)
Net charge-offs
(69)
-
(69)

ACL on available-for-sale debt securities
$
797
$
308
$
1,105
During

2023,

the

Corporation

recognized

$
78.3

million

of

interest

income

on

available-for-sale

debt

securities

(2022

-

$
86.1
million; 2021 - $
62.7

million), of which $
39.1

million was exempt (2022 - $
40.7

million; 2021 - $
25.7

million). The exempt securities
primarily relate to MBS and

government obligations held by

IBEs (as defined in the

International Banking Entity

Act of Puerto Rico),
whose interest income and sales are exempt from Puerto Rico income taxation under that act.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
147
Held-to-Maturity Debt Securities
The

amortized

cost,

gross

unrecognized

gains

and

losses,

estimated

fair

value,

ACL,

weighted-average

yield

and

contractual
maturities of held-to-maturity debt securities as of December 31,

2023 and 2022 were as follows:

December 31, 2023
Amortized cost
(1) (2)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Puerto Rico municipal bonds:
Due within one year
$
3,165
$
8
$
38
$
3,135
$
50
9.30
After 1 to 5 years
51,230
994
710
51,514
1,266
7.78
After 5 to 10 years
36,050
3,540
210
39,380
604
7.13
After 10 years
16,595
269
-
16,864
277
8.87
Total Puerto Rico municipal bonds
107,040
4,811
958
110,893
2,197
7.78
MBS:

Residential MBS:
FHLMC certificates:
After 5 to 10 years
16,469
-
556
15,913
-
3.03
After 10 years
18,324
-
714
17,610
-
4.32
34,793
-
1,270
33,523
-
3.71
GNMA certificates:
After 10 years
16,265
-
789
15,476
-
3.32
FNMA certificates:
After 10 years
67,271
-
2,486
64,785
-
4.18
CMOs issued or guaranteed by

FHLMC, FNMA, and GNMA:
After 10 years
28,139
-
1,274
26,865
-
3.49
Total Residential MBS
146,468
-
5,819
140,649
-
3.84

Commercial MBS:
After 1 to 5 years
9,444
-
297
9,147
-
3.48
After 10 years
91,226
-
5,783
85,443
-
3.15
Total Commercial MBS
100,670
-
6,080
94,590
-
3.18
Total MBS
247,138
-
11,899
235,239
-
3.57
Total held-to-maturity debt securities $
354,178
$
4,811
$
12,857
$
346,132
$
2,197
4.84
(1) Excludes accrued interest receivable on held-to-maturity debt securities that totaled $
4.8

million as of December 31, 2023 reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
126.6

million (fair value - $
125.9

million) that serves as collateral for the uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
148

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

FHLMC, FNMA, and GNMA:
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
149
During

2023,

there

were
no

purchases

of

debt

securities

classified

as

held-to-maturity.

During

2022,

the

Corporation

purchased
approximately $
289.9

million of GSEs’ MBS, which were classified as held-to-maturity debt securities.
The

following

tables

present

the

Corporation’s

held-to-maturity

debt

securities’

fair

value

and

gross

unrecognized

losses,
aggregated

by

category

and

length

of

time

that

individual

securities

had

been

in

a

continuous

unrecognized

loss

position,

as

of
December 31, 2023 and 2022, including debt securities for which an ACL was recorded:

As of December 31, 2023
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

Puerto Rico municipal bonds
$
-
$
-
$
34,682
$
958
$
34,682
$
958

MBS:

Residential MBS:

FHLMC certificates
-
-
33,523
1,270
33,523
1,270

GNMA certificates
-
-
15,476
789
15,476
789

FNMA certificates
-
-
64,785
2,486
64,785
2,486

CMOs issued or guaranteed by FHLMC,

FNMA, and GNMA
-
-
26,865
1,274
26,865
1,274

Commercial MBS
-
-
94,590
6,080
94,590
6,080
Total held-to-maturity debt securities $
-
$
-
$
269,921
$
12,857
$
269,921
$
12,857
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
-
100,523
4,565
Total held-to-maturity debt securities $
260,106
$
11,721
$
98,797
$
2,769
$
358,903
$
14,490

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
150
The

Corporation

classifies

the

held-to-maturity

debt

securities

portfolio

into

the

following

major

security

types:

MBS

issued

by
GSEs and

Puerto Rico

municipal bonds.

The Corporation

does not

recognize an

ACL for MBS

issued by

GSEs since

they are

highly
rated by major rating agencies

and have a long history

of no credit losses. In the

case of Puerto Rico municipal bonds,

the Corporation
determines

the

ACL

based

on

the

product

of

a

cumulative

PD

and

LGD,

and

the

amortized

cost

basis

of

the

bonds

over

their
remaining expected life as described in Note 1 – “Nature of Business and Summary of Significant Accounting Policies.”

The Corporation

performs periodic

credit quality

reviews on

these issuers.

All of

the Puerto

Rico municipal

bonds were

current as

to
scheduled

contractual

payments

as

of

December

31,

2023.

The

ACL

of

Puerto

Rico

municipal

bonds

decreased

to

$
2.2

million

as

of
December

31, 2023,

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
December 31, 2023, 2022 and 2021:

Puerto Rico Municipal Bonds
Year

Ended December 31,
2023 2022 2021
(In thousands)
Beginning Balance $
8,286
$
8,571
$
8,845
Provision for credit losses - benefit
(6,089)
(285)
(274)
ACL on held-to-maturity debt securities
$
2,197
$
8,286
$
8,571

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

From

time

to

time,

the

Corporation

has

held-to-maturity

securities

with

an

original

maturity

of

three

months

or

less

that

are
considered

cash

and

cash

equivalents

and

are

classified

as

money

market

investments

in

the

consolidated

statements

of

financial
condition. As of

December 31,

2023 and

2022, the

Corporation had
no

outstanding held-to-maturity

securities that

were classified

as
cash and cash equivalents.

During

2023,

the

Corporation

recognized

$
20.9

million

of

interest

income

on

held-to-maturity

debt

securities

(2022

-

$
15.5
million; 2021

- $
8.8

million), of

which $
20.5

million was

exempt (2022

- $
15.4

million; 2021

- $
8.8

million). The

exempt securities
relate to tax-exempt Puerto Rico municipal bonds

and MBS held by IBEs (as defined in the International Banking

Entity Act of Puerto
Rico), whose interest income and sales are exempt from Puerto Rico income taxation under that act.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
151

Credit Quality Indicators:
The held-to-maturity debt securities

portfolio consisted of GSEs’

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

but borrowers’

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

classified

as

Substandard

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
As of December 31, 2023 and 2022, all Puerto Rico municipal bonds classified as held-to-maturity were classified as Pass.

No

held-to-maturity debt

securities were

on nonaccrual

status, 90

days past

due and

still accruing,

or past

due as

of December

31,
2023 and 2022. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
152
NOTE 4 – LOANS HELD FOR INVESTMENT

The

following table

provides information

about

the

loan

portfolio held

for

investment by

portfolio segment

and

disaggregated by
geographic locations

as of the indicated

dates:

As of December 31,

As of December 31,
2023 2022
(In thousands)
Puerto Rico and Virgin Islands region:
Residential mortgage loans, mainly secured by first mortgages $
2,356,006
$
2,417,900
Construction loans
115,401
34,772
Commercial mortgage loans

1,790,637
1,834,204
C&I loans
2,249,408
1,860,109
Consumer loans
3,651,770
3,317,489
Loans held for investment $
10,163,222
$
9,464,474
Florida region:
Residential mortgage loans, mainly secured by first mortgages $
465,720
$
429,390
Construction loans
99,376
98,181
Commercial mortgage loans

526,446
524,647
C&I loans
924,824
1,026,154
Consumer loans
5,895
9,979
Loans held for investment $
2,022,261
$
2,088,351
Total:
Residential mortgage loans, mainly secured by first mortgages $
2,821,726
$
2,847,290
Construction loans
214,777
132,953
Commercial mortgage loans

2,317,083
2,358,851
C&I loans
(1)
3,174,232
2,886,263
Consumer loans
3,657,665
3,327,468
Loans held for investment
(2)
12,185,483
11,552,825
ACL on loans and finance leases
(261,843)
(260,464)

Loans held for investment, net $
11,923,640
$
11,292,361
(1) As of December 31, 2023 and 2022, includes $
787.5

million and $
838.5

million, respectively, of commercial loans that were secured by real estate and for which
the primary source of repayment at origination was not dependent upon such real estate.
(2) Includes accretable fair value net purchase discounts of $
24.7

million and $
29.3

million as of December 31, 2023 and 2022, respectively.
As

of

December 31,

2023,

and

2022,

the

Corporation

had

net

deferred

origination

costs

on

its

loan

portfolio

amounting

to

$
6.1
million and

$
11.2

million, respectively.

The total loan

portfolio is

net of unearned

income of $
132.6

million and

$
103.4

million as

of
December 31, 2023 and 2022, respectively,

of which $
128.0

million and $
99.2

million are related to finance leases as of December 31,
2023 and 2022, respectively.
As of

December 31,

2023,

the Corporation

was servicing

residential

mortgage

loans owned

by others

in an

aggregate

amount

of
$
3.8

billion (2022

— $
3.9

billion), and

commercial loan

participations owned

by others

in an

aggregate amount

of $
230.5

million as
of December 31, 2023 (2022 — $
305.1

million).

Various

loans

were

assigned

as

collateral

for

borrowings,

government

deposits,

time

deposits

accounts,

and

related

unused
commitments.

The carrying

value of

loans pledged

as collateral

amounted

to $
4.6

billion and

$
4.3

billion

as of

December 31,

2023
and 2022, respectively.

As of each of

December 31, 2023

and 2022, loans

pledged as collateral

include $
1.8

billion that were pledged
at the FHLB as collateral for borrowings and letters of credit; $
2.5

billion that were pledged at the FED Discount Window

as collateral
for borrowings, compared

to $
2.2

billion as of

December 31, 2022;

and $
166.9

million serve as

collateral for the

uninsured portion of
government deposits,

compared to

$
123.7

million as

of December

31, 2022.

See Note

13 –

“Advances from

the Federal

Home Loan
Bank

(“FHLB”)”

and

Note

14

–

“Other

Borrowings”

for

information

related

to

the

unused

portion

of

FHLB

advances

and

FED
programs, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
153
The Corporation’s

aging of

the loan

portfolio held

for investment,

as well

as information

about nonaccrual

loans with

no ACL,

by
portfolio classes as of December 31, 2023 and 2022 are as follows:

As of December 31, 2023 Days Past Due and Accruing
Current 30-59 60-89
90+
(1) (2) (3)
Nonaccrual
(4)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(5)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed

loans
(1) (3) (6)
$
68,332
$
-
$
2,592
$
29,312
$
-
$
100,236
$
-

Conventional residential mortgage loans
(2) (6)
2,644,344
-
33,878
11,029
32,239
2,721,490
1,742
Commercial loans:

Construction loans
210,911
-
-
2,297
1,569
214,777
972

Commercial mortgage loans
(2) (6)
2,303,753
17
-
1,108
12,205
2,317,083
2,536

C&I loans

3,148,254
1,130
1,143
8,455
15,250
3,174,232
1,687
Consumer loans:

Auto loans
1,846,652
60,283
13,753
-
15,568
1,936,256
4

Finance leases
837,881
13,786
1,861
-
3,287
856,815
12

Personal loans
370,746
5,873
2,815
-
1,841
381,275
-

Credit cards
313,360
5,012
3,589
7,251
-
329,212
-

Other consumer loans
147,278
3,084
1,997
-
1,748
154,107
-

Total loans held for investment
$
11,891,511
$
89,185
$
61,628
$
59,452
$
83,707
$
12,185,483
$
6,953

(1)
It is the Corporation's policy to report delinquent FHA/VA government-guaranteed residential mortgage loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans. The Corporation continues
accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $
15.4

million of residential mortgage
loans guaranteed by the FHA that were over 15 months delinquent as of December 31, 2023.
(2) Includes purchased credit deteriorated ("PCD") loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans will continue to be excluded from nonaccrual loan statistics as long as the
Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The portion of such loans contractually past due 90 days or more, amounting to $
8.3

million as of
December 31,

2023 ($
7.4

million conventional residential mortgage loans and $
0.9

million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.
(3) Include rebooked loans, which were previously pooled into GNMA securities, amounting to $
7.9

million as of December 31, 2023. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s

specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.
(4) Nonaccrual loans in the Florida region amounted to $
8

million as of December 31, 2023, primarily nonaccrual residential mortgage loans and C&I loans.
(5) There were
no

nonaccrual loans with no ACL in the Florida region as of December 31, 2023.
(6)
According to the Corporation's delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C) required by the Federal
Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans,
conventional residential mortgage loans, and commercial mortgage loans past due 30-59 days, but less than two payments in arrears, as of December 31, 2023 amounted to $
8.2

million, $
69.9

million, $
1.1

million,
respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
154

As of December 31, 2022 Days Past Due and Accruing
Current 30-59 60-89
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

$
2.7

million,

$
1.7

million,

and

$
2.0

million

for

the

years

ended

December

31,

2023,

2022,

and

2021,

respectively.

For

the
years ended

December 31,

2023, 2022,

and 2021, the

cash interest income

recognized on

nonaccrual loans

amounted to

$
1.8

million,
$
1.5

million, and $
2.3

million, respectively.
As of

December 31,

2023, the

recorded investment

on residential

mortgage loans

collateralized by

residential real

estate property
that

were

in

the

process

of

foreclosure

amounted

to

$
39.4

million,

including

$
17.1

million

of

FHA/VA

government-guaranteed
mortgage

loans,

and

$
5.2

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

court delays, and title issues.
Credit Quality Indicators:
The Corporation

categorizes loans

into risk

categories based

on relevant

information

about the

ability of

the borrowers

to service
their debt

such as

current financial

information, historical

payment experience,

credit documentation,

public information,

and current
economic

trends,

among

other

factors.

The

Corporation

analyzes

non-homogeneous

loans,

such

as commercial

mortgage,

C&I,

and
construction

loans

individually

to

classify

the

loans’

credit

risk.

As

mentioned

above,

the

Corporation

periodically

reviews

its
commercial

and

construction

loans

to

evaluate

if

they

are

properly

classified.

The

frequency

of

these

reviews

will

depend

on

the
amount of

the aggregate

outstanding debt,

and the

risk rating

classification of

the obligor.

In addition,

during the

renewal and

annual
review process of

applicable credit facilities, the

Corporation evaluates the

corresponding loan grades.

The Corporation uses

the same
definition

for

risk

ratings

as

those

described

for

Puerto

Rico

municipal

bonds

accounted

for

as

held-to-maturity

debt

securities,

as
discussed in Note 3 – “Debt Securities.”
For residential mortgage and consumer loans, the Corporation evaluates credit quality based on its interest accrual status.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
155
Based on

the most

recent analysis

performed, the

amortized cost

of commercial

and construction

loans by portfolio

classes and

by
origination year

based on

the internal

credit-risk category

as of

December 31,

2023 and

2022,

and the

gross charge

-offs for

the year
ended December 31, 2023 by portfolio classes and by origination year,

were as follows:

As of December 31, 2023
Puerto Rico and Virgin Islands Regions
Term Loans
Amortized Cost Basis by Origination Year
(1)
2023 2022 2021 2020 2019 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
52,675
$
40,825
$
15,936
$
-
$
-
$
3,734
$
-
$
113,170

Criticized:

Special Mention
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
2,231
-
2,231

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total construction loans
$
52,675
$
40,825
$
15,936
$
-
$
-
$
5,965
$
-
$
115,401

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
62
$
-
$
62
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
176,519
$
381,695
$
135,163
$
319,111
$
276,078
$
326,420
$
3,418
$
1,618,404

Criticized:

Special Mention
-
4,394
-
30,169
-
112,063
-
146,626

Substandard
-
124
-
-
-
25,483
-
25,607

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
176,519
$
386,213
$
135,163
$
349,280
$
276,078
$
463,966
$
3,418
$
1,790,637

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
1,133
$
-
$
1,133
C&I

Risk Ratings:

Pass
$
410,721
$
298,285
$
158,636
$
155,984
$
249,481
$
171,586
$
729,246
$
2,173,939

Criticized:

Special Mention
542
-
578
-
476
2,447
36,333
40,376

Substandard
1
-
3,848
599
12,844
16,477
1,324
35,093

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total C&I loans
$
411,264
$
298,285
$
163,062
$
156,583
$
262,801
$
190,510
$
766,903
$
2,249,408

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
218
$
140
$
358
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
156

As of December 31, 2023
Term Loans
Florida Region Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
995
$
57,712
$
38,289
$
-
$
-
$
-
$
2,380
$
99,376

Criticized:

Special Mention
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
-
-
-

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total construction loans
$
995
$
57,712
$
38,289
$
-
$
-
$
-
$
2,380
$
99,376

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
28,814
$
186,098
$
63,561
$
39,844
$
63,332
$
119,460
$
24,344
$
525,453

Criticized:

Special Mention
-
-
-
-
-
-
-
-

Substandard
-
-
-
993
-
-
-
993

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
28,814
$
186,098
$
63,561
$
40,837
$
63,332
$
119,460
$
24,344
$
526,446

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
139,800
$
237,189
$
166,998
$
47,394
$
109,123
$
48,106
$
130,585
$
879,195

Criticized:

Special Mention
-
-
19,485
-
11,725
10,836
-
42,046

Substandard
-
-
-
252
191
3,140
-
3,583

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total C&I loans
$
139,800
$
237,189
$
186,483
$
47,646
$
121,039
$
62,082
$
130,585
$
924,824

Charge-offs on C&I loans
$
-
$
-
$
-
$
376
$
-
$
6,202
$
-
$
6,578
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
157

As of December 31, 2023
Term Loans
Total Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
53,670
$
98,537
$
54,225
$
-
$
-
$
3,734
$
2,380
$
212,546

Criticized:

Special Mention
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
2,231
-
2,231

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total construction loans
$
53,670
$
98,537
$
54,225
$
-
$
-
$
5,965
$
2,380
$
214,777

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
62
$
-
$
62
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
205,333
$
567,793
$
198,724
$
358,955
$
339,410
$
445,880
$
27,762
$
2,143,857

Criticized:

Special Mention
-
4,394
-
30,169
-
112,063
-
146,626

Substandard
-
124
-
993
-
25,483
-
26,600

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
205,333
$
572,311
$
198,724
$
390,117
$
339,410
$
583,426
$
27,762
$
2,317,083

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
1,133
$
-
$
1,133
C&I

Risk Ratings:

Pass
$
550,521
$
535,474
$
325,634
$
203,378
$
358,604
$
219,692
$
859,831
$
3,053,134

Criticized:

Special Mention
542
-
20,063
-
12,201
13,283
36,333
82,422

Substandard
1
-
3,848
851
13,035
19,617
1,324
38,676

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total C&I loans
$
551,064
$
535,474
$
349,545
$
204,229
$
383,840
$
252,592
$
897,488
$
3,174,232

Charge-offs on C&I loans
$
-
$
-
$
-
$
376
$
-
$
6,420
$
140
$
6,936
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
158

As of December 31,

2022
Puerto Rico and Virgin Islands Regions
Term Loans
Amortized Cost Basis by Origination Year
(1)
2022 2021 2020 2019 2018 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
9,463
$
18,385
$
-
$
-
$
-
$
4,031
$
-
$
31,879

Criticized:

Special Mention
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
2,893
-
2,893

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total construction loans
$
9,463
$
18,385
$
-
$
-
$
-
$
6,924
$
-
$
34,772
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
391,589
$
141,456
$
363,115
$
296,954
$
193,795
$
267,793
$
1,026
$
1,655,728

Criticized:

Special Mention
1,198
-
3,583
6,919
12,042
121,673
-
145,415

Substandard
135
-
-
2,819
-
30,107
-
33,061

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
392,922
$
141,456
$
366,698
$
306,692
$
205,837
$
419,573
$
1,026
$
1,834,204
C&I

Risk Ratings:

Pass
$
297,932
$
195,460
$
184,856
$
315,987
$
88,484
$
179,201
$
527,652
$
1,789,572

Criticized:

Special Mention
138
912
-
500
9,867
2,631
29,176
43,224

Substandard
203
351
1,324
14,119
725
10,238
353
27,313

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total C&I loans
$
298,273
$
196,723
$
186,180
$
330,606
$
99,076
$
192,070
$
557,181
$
1,860,109
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
159

As of December 31,

2022
Term Loans
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
$
18,556
$
503,184

Criticized:

Special Mention
-
-
6,986
13,309
-
-
-
20,295

Substandard
-
-
1,168
-
-
-
-
1,168

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
176,131
$
70,525
$
49,567
$
68,148
$
71,404
$
70,316
$
18,556
$
524,647
C&I

Risk Ratings:

Pass
$
277,637
$
163,210
$
77,027
$
223,504
$
66,484
$
35,028
$
136,261
$
979,151

Criticized:

Special Mention
-
-
-
5,974
-
11,931
-
17,905

Substandard
-
-
267
24,852
-
3,678
301
29,098

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total C&I loans
$
277,637
$
163,210
$
77,294
$
254,330
$
66,484
$
50,637
$
136,562
$
1,026,154
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
160

As of December 31,

2022
Term Loans
Total Amortized Cost Basis by Origination Year (1)
2022 2021 2020 2019 2018 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
57,999
$
61,226
$
-
$
14
$
-
$
4,031
$
6,790
$
130,060

Criticized:

Special Mention
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
2,893
-
2,893

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total construction loans
$
57,999
$
61,226
$
-
$
14
$
-
$
6,924
$
6,790
$
132,953
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
567,720
$
211,981
$
404,528
$
351,793
$
265,199
$
338,109
$
19,582
$
2,158,912

Criticized:

Special Mention
1,198
-
10,569
20,228
12,042
121,673
-
165,710

Substandard
135
-
1,168
2,819
-
30,107
-
34,229

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
569,053
$
211,981
$
416,265
$
374,840
$
277,241
$
489,889
$
19,582
$
2,358,851
C&I

Risk Ratings:

Pass
$
575,569
$
358,670
$
261,883
$
539,491
$
154,968
$
214,229
$
663,913
$
2,768,723

Criticized:

Special Mention
138
912
-
6,474
9,867
14,562
29,176
61,129

Substandard
203
351
1,591
38,971
725
13,916
654
56,411

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total C&I loans
$
575,910
$
359,933
$
263,474
$
584,936
$
165,560
$
242,707
$
693,743
$
2,886,263
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
161
The following

tables present the

amortized cost of

residential mortgage

loans by portfolio

classes and by

origination year

based on
accrual status as of December 31, 2023 and 2022, and the gross charge-offs for the year ended December 31, 2023 by origination year:

As of December 31, 2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized Cost
Basis Total
(In thousands)
Puerto Rico and Virgin Islands Regions:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
378
$
681
$
942
$
525
$
1,468
$
95,299
$
-
$
99,293
Non-Performing
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
378
$
681
$
942
$
525
$
1,468
$
95,299
$
-
$
99,293
Conventional residential mortgage loans
Accrual Status:
Performing $
173,086
$
164,895
$
69,253
$
29,558
$
44,289
$
1,750,620
$
-
$
2,231,701
Non-Performing
-
69
35
-
173
24,735
-
25,012
Total conventional residential mortgage loans $
173,086
$
164,964
$
69,288
$
29,558
$
44,462
$
1,775,355
$
-
$
2,256,713
Total
Accrual Status:
Performing $
173,464
$
165,576
$
70,195
$
30,083
$
45,757
$
1,845,919
$
-
$
2,330,994
Non-Performing
-
69
35
-
173
24,735
-
25,012
Total residential mortgage loans

$
173,464
$
165,645
$
70,230
$
30,083
$
45,930
$
1,870,654
$
-
$
2,356,006
Charge-offs on residential mortgage loans $
-
$
2
$
-
$
3
$
12
$
3,222
$
-
$
3,239
(1) Excludes accrued interest receivable.

As of December 31, 2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
943
$
-
$
943
Non-Performing
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
943
$
-
$
943
Conventional residential mortgage loans
Accrual Status:
Performing $
90,018
$
77,960
$
45,781
$
29,166
$
26,903
$
187,722
$
-
$
457,550
Non-Performing
-
16
-
-
257
6,954
-
7,227
Total conventional residential mortgage loans $
90,018
$
77,976
$
45,781
$
29,166
$
27,160
$
194,676
$
-
$
464,777
Total
Accrual Status:
Performing $
90,018
$
77,960
$
45,781
$
29,166
$
26,903
$
188,665
$
-
$
458,493
Non-Performing
-
16
-
-
257
6,954
-
7,227
Total residential mortgage loans $
90,018
$
77,976
$
45,781
$
29,166
$
27,160
$
195,619
$
-
$
465,720
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
-
$
6
$
-
$
6
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
162

As of December 31, 2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
378
$
681
$
942
$
525
$
1,468
$
96,242
$
-
$
100,236
Non-Performing
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
378
$
681
$
942
$
525
$
1,468
$
96,242
$
-
$
100,236
Conventional residential mortgage loans
Accrual Status:
Performing $
263,104
$
242,855
$
115,034
$
58,724
$
71,192
$
1,938,342
$
-
$
2,689,251
Non-Performing
-
85
35
-
430
31,689
-
32,239
Total conventional residential mortgage loans $
263,104
$
242,940
$
115,069
$
58,724
$
71,622
$
1,970,031
$
-
$
2,721,490
Total
Accrual Status:
Performing $
263,482
$
243,536
$
115,976
$
59,249
$
72,660
$
2,034,584
$
-
$
2,789,487
Non-Performing
-
85
35
-
430
31,689
-
32,239
Total residential mortgage loans $
263,482
$
243,621
$
116,011
$
59,249
$
73,090
$
2,066,273
$
-
$
2,821,726
Charge-offs on residential mortgage loans $
-
$
2
$
-
$
3
$
12
$
3,228
$
-
$
3,245
(1) Excludes accrued interest receivable.

As of December 31,

2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2022 2021 2020 2019 2018 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
Puerto Rico and Virgin Islands Regions:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
700
$
693
$
802
$
1,407
$
3,784
$
110,030
$
-
$
117,416
Non-Performing
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
700
$
693
$
802
$
1,407
$
3,784
$
110,030
$
-
$
117,416
Conventional residential mortgage loans
Accrual Status:
Performing $
172,628
$
75,397
$
31,885
$
47,911
$
72,285
$
1,864,907
$
-
$
2,265,013
Non-Performing
-
35
-
219
279
34,938
-
35,471
Total conventional residential mortgage loans $
172,628
$
75,432
$
31,885
$
48,130
$
72,564
$
1,899,845
$
-
$
2,300,484
Total
Accrual Status:
Performing $
173,328
$
76,090
$
32,687
$
49,318
$
76,069
$
1,974,937
$
-
$
2,382,429
Non-Performing
-
35
-
219
279
34,938
-
35,471
Total residential mortgage loans

$
173,328
$
76,125
$
32,687
$
49,537
$
76,348
$
2,009,875
$
-
$
2,417,900
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
163

As of December 31,

2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2022 2021 2020 2019 2018 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
742
$
-
$
742
Non-Performing
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
742
$
-
$
742
Conventional residential mortgage loans
Accrual Status:
Performing $
82,968
$
49,479
$
31,405
$
31,144
$
37,268
$
189,083
$
-
$
421,347
Non-Performing
-
-
-
272
477
6,552
-
7,301
Total conventional residential mortgage loans $
82,968
$
49,479
$
31,405
$
31,416
$
37,745
$
195,635
$
-
$
428,648
Total
Accrual Status:
Performing $
82,968
$
49,479
$
31,405
$
31,144
$
37,268
$
189,825
$
-
$
422,089
Non-Performing
-
-
-
272
477
6,552
-
7,301
Total residential mortgage loans $
82,968
$
49,479
$
31,405
$
31,416
$
37,745
$
196,377
$
-
$
429,390
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
164

As of December 31,

2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2022 2021 2020 2019 2018 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
700
$
693
$
802
$
1,407
$
3,784
$
110,772
$
-
$
118,158
Non-Performing
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
700
$
693
$
802
$
1,407
$
3,784
$
110,772
$
-
$
118,158
Conventional residential mortgage loans
Accrual Status:
Performing $
255,596
$
124,876
$
63,290
$
79,055
$
109,553
$
2,053,990
$
-
$
2,686,360
Non-Performing
-
35
-
491
756
41,490
-
42,772
Total conventional residential mortgage loans $
255,596
$
124,911
$
63,290
$
79,546
$
110,309
$
2,095,480
$
-
$
2,729,132
Total
Accrual Status:
Performing $
256,296
$
125,569
$
64,092
$
80,462
$
113,337
$
2,164,762
$
-
$
2,804,518
Non-Performing
-
35
-
491
756
41,490
-
42,772
Total residential mortgage loans $
256,296
$
125,604
$
64,092
$
80,953
$
114,093
$
2,206,252
$
-
$
2,847,290
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
165
The

following

tables present

the

amortized

cost

of

consumer

loans

by

portfolio

classes

and

by origination

year

based on

accrual
status as of December 31,

2023 and 2022, and

the gross charge-offs

for the year ended

December 31, 2023 by portfolio

classes and by
origination year:

As of December 31,

2023
Term Loans
Amortized Cost Basis by Origination Year
(1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total
(In thousands)
Puerto Rico and Virgin Islands Regions:
Auto loans
Accrual Status:
Performing $
630,507
$
532,854
$
384,103
$
178,566
$
131,913
$
61,640
$
-
$
1,919,583
Non-Performing
2,474
4,031
3,103
1,426
2,610
1,912
-
15,556
Total auto loans $
632,981
$
536,885
$
387,206
$
179,992
$
134,523
$
63,552
$
-
$
1,935,139
Charge-offs on auto loans $
1,969
$
8,029
$
4,688
$
1,854
$
2,413
$
1,665
$
-
$
20,618
Finance leases
Accrual Status:
Performing $
311,620
$
246,085
$
152,028
$
64,930
$
54,207
$
24,658
$
-
$
853,528
Non-Performing
309
1,188
663
351
191
585
-
3,287
Total finance leases $
311,929
$
247,273
$
152,691
$
65,281
$
54,398
$
25,243
$
-
$
856,815
Charge-offs on finance leases $
473
$
1,889
$
1,162
$
557
$
593
$
725
$
-
$
5,399
Personal loans
Accrual Status:
Performing $
169,905
$
118,433
$
32,104
$
16,282
$
28,224
$
14,213
$
-
$
379,161
Non-Performing
190
1,078
207
106
145
115
-
1,841
Total personal loans $
170,095
$
119,511
$
32,311
$
16,388
$
28,369
$
14,328
$
-
$
381,002
Charge-offs on personal loans $
1,118
$
9,028
$
2,881
$
1,191
$
2,317
$
1,284
$
-
$
17,819
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
329,212
$
329,212
Non-Performing
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
329,212
$
329,212
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
18,276
$
18,276
Other consumer loans
Accrual Status:
Performing $
82,245
$
32,594
$
9,897
$
5,612
$
4,915
$
3,731
$
8,919
$
147,913
Non-Performing
634
537
113
61
72
135
137
1,689
Total other consumer loans $
82,879
$
33,131
$
10,010
$
5,673
$
4,987
$
3,866
$
9,056
$
149,602
Charge-offs on other consumer loans $
2,151
$
7,397
$
2,308
$
577
$
1,043
$
361
$
453
$
14,290
Total
Accrual Status:
Performing $
1,194,277
$
929,966
$
578,132
$
265,390
$
219,259
$
104,242
$
338,131
$
3,629,397
Non-Performing
3,607
6,834
4,086
1,944
3,018
2,747
137
22,373
Total consumer loans

$
1,197,884
$
936,800
$
582,218
$
267,334
$
222,277
$
106,989
$
338,268
$
3,651,770
Charge-offs on total consumer loans $
5,711
$
26,343
$
11,039
$
4,179
$
6,366
$
4,035
$
18,729
$
76,402
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
166

As of December 31,

2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total
(In thousands)
Florida Region:
Auto loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
135
$
970
$
-
$
1,105
Non-Performing
-
-
-
-
-
12
-
12
Total auto loans $
-
$
-
$
-
$
-
$
135
$
982
$
-
$
1,117
Charge-offs on auto loans $
-
$
-
$
-
$
-
$
24
$
300
$
-
$
324
Finance leases
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
Total finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Personal loans
Accrual Status:
Performing $
202
$
-
$
71
$
-
$
-
$
-
$
-
$
273
Non-Performing
-
-
-
-
-
-
-
-
Total personal loans $
202
$
-
$
71
$
-
$
-
$
-
$
-
$
273
Charge-offs on personal loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Other consumer loans
Accrual Status:
Performing $
54
$
47
$
223
$
328
$
-
$
2,246
$
1,548
$
4,446
Non-Performing
-
-
-
-
-
19
40
59
Total other consumer loans $
54
$
47
$
223
$
328
$
-
$
2,265
$
1,588
$
4,505
Charge-offs on other consumer loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Total
Accrual Status:
Performing $
256
$
47
$
294
$
328
$
135
$
3,216
$
1,548
$
5,824
Non-Performing
-
-
-
-
-
31
40
71
Total consumer loans $
256
$
47
$
294
$
328
$
135
$
3,247
$
1,588
$
5,895
Charge-offs on total consumer loans $
-
$
-
$
-
$
-
$
24
$
300
$
-
$
324
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
167

As of December 31,

2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2023 2022 2021 2020 2019 Prior
Revolving
Loans
Amortized
Cost Basis Total
(In thousands)
Total:
Auto loans
Accrual Status:
Performing $
630,507
$
532,854
$
384,103
$
178,566
$
132,048
$
62,610
$
-
$
1,920,688
Non-Performing
2,474
4,031
3,103
1,426
2,610
1,924
-
15,568
Total auto loans $
632,981
$
536,885
$
387,206
$
179,992
$
134,658
$
64,534
$
-
$
1,936,256
Charge-offs on auto loans $
1,969
$
8,029
$
4,688
$
1,854
$
2,437
$
1,965
$
-
$
20,942
Finance leases
Accrual Status:
Performing $
311,620
$
246,085
$
152,028
$
64,930
$
54,207
$
24,658
$
-
$
853,528
Non-Performing
309
1,188
663
351
191
585
-
3,287
Total finance leases $
311,929
$
247,273
$
152,691
$
65,281
$
54,398
$
25,243
$
-
$
856,815
Charge-offs on finance leases $
473
$
1,889
$
1,162
$
557
$
593
$
725
$
-
$
5,399
Personal loans
Accrual Status:
Performing $
170,107
$
118,433
$
32,175
$
16,282
$
28,224
$
14,213
$
-
$
379,434
Non-Performing
190
1,078
207
106
145
115
-
1,841
Total personal loans $
170,297
$
119,511
$
32,382
$
16,388
$
28,369
$
14,328
$
-
$
381,275
Charge-offs on personal loans $
1,118
$
9,028
$
2,881
$
1,191
$
2,317
$
1,284
$
-
$
17,819
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
329,212
$
329,212
Non-Performing
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
329,212
$
329,212
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
18,276
$
18,276
Other consumer loans
Accrual Status:
Performing $
82,299
$
32,641
$
10,120
$
5,940
$
4,915
$
5,977
$
10,467
$
152,359
Non-Performing
634
537
113
61
72
154
177
1,748
Total other consumer loans $
82,933
$
33,178
$
10,233
$
6,001
$
4,987
$
6,131
$
10,644
$
154,107
Charge-offs on other consumer loans $
2,151
$
7,397
$
2,308
$
577
$
1,043
$
361
$
453
$
14,290
Total
Accrual Status:
Performing $
1,194,533
$
930,013
$
578,426
$
265,718
$
219,394
$
107,458
$
339,679
$
3,635,221
Non-Performing
3,607
6,834
4,086
1,944
3,018
2,778
177
22,444
Total consumer loans $
1,198,140
$
936,847
$
582,512
$
267,662
$
222,412
$
110,236
$
339,856
$
3,657,665
Charge-offs on total consumer loans $
5,711
$
26,343
$
11,039
$
4,179
$
6,390
$
4,335
$
18,729
$
76,726
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
168

As of December 31,

2022
Term Loans
Amortized Cost Basis by Origination Year
(1)
2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total
(In thousands)
Puerto Rico and Virgin Islands Regions:
Auto loans
Accrual Status:
Performing $
674,145
$
510,950
$
254,196
$
206,345
$
99,008
$
39,138
$
-
$
1,783,782
Non-Performing
1,666
2,140
1,596
2,508
1,385
1,301
-
10,596
Total auto loans $
675,811
$
513,090
$
255,792
$
208,853
$
100,393
$
40,439
$
-
$
1,794,378
Finance leases
Accrual Status:
Performing $
292,995
$
192,435
$
88,196
$
81,186
$
48,332
$
13,441
$
-
$
716,585
Non-Performing
176
253
305
219
384
308
-
1,645
Total finance leases $
293,171
$
192,688
$
88,501
$
81,405
$
48,716
$
13,749
$
-
$
718,230
Personal loans
Accrual Status:
Performing $
175,875
$
55,993
$
29,320
$
53,911
$
22,838
$
13,727
$
-
$
351,664
Non-Performing
348
249
135
289
112
115
-
1,248
Total personal loans $
176,223
$
56,242
$
29,455
$
54,200
$
22,950
$
13,842
$
-
$
352,912
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
311,731
$
311,731
Non-Performing
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
311,731
$
311,731
Other consumer loans
Accrual Status:
Performing $
79,630
$
21,488
$
9,345
$
11,941
$
4,030
$
3,761
$
8,921
$
139,116
Non-Performing
409
201
61
119
20
241
71
1,122
Total other consumer loans $
80,039
$
21,689
$
9,406
$
12,060
$
4,050
$
4,002
$
8,992
$
140,238
Total
Accrual Status:
Performing $
1,222,645
$
780,866
$
381,057
$
353,383
$
174,208
$
70,067
$
320,652
$
3,302,878
Non-Performing
2,599
2,843
2,097
3,135
1,901
1,965
71
14,611
Total consumer loans

$
1,225,244
$
783,709
$
383,154
$
356,518
$
176,109
$
72,032
$
320,723
$
3,317,489
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
169

As of December 31,

2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total
(In thousands)
Florida Region:
Auto loans
Accrual Status:
Performing $
-
$
-
$
-
$
305
$
2,333
$
979
$
-
$
3,617
Non-Performing
-
-
-
-
36
40
-
76
Total auto loans $
-
$
-
$
-
$
305
$
2,369
$
1,019
$
-
$
3,693
Finance leases
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
Total finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Personal loans
Accrual Status:
Performing $
254
$
71
$
9
$
-
$
-
$
-
$
-
$
334
Non-Performing
-
-
-
-
-
-
-
-
Total personal loans $
254
$
71
$
9
$
-
$
-
$
-
$
-
$
334
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Other consumer loans
Accrual Status:
Performing $
49
$
231
$
464
$
-
$
39
$
2,588
$
2,462
$
5,833
Non-Performing
-
-
-
-
-
21
98
119
Total other consumer loans $
49
$
231
$
464
$
-
$
39
$
2,609
$
2,560
$
5,952
Total
Accrual Status:
Performing $
303
$
302
$
473
$
305
$
2,372
$
3,567
$
2,462
$
9,784
Non-Performing
-
-
-
-
36
61
98
195
Total consumer loans $
303
$
302
$
473
$
305
$
2,408
$
3,628
$
2,560
$
9,979
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
170

As of December 31,

2022
Term Loans
Amortized Cost Basis by Origination Year (1)
2022 2021 2020 2019 2018 Prior
Revolving
Loans
Amortized
Cost Basis Total
(In thousands)
Total:
Auto loans
Accrual Status:
Performing $
674,145
$
510,950
$
254,196
$
206,650
$
101,341
$
40,117
$
-
$
1,787,399
Non-Performing
1,666
2,140
1,596
2,508
1,421
1,341
-
10,672
Total auto loans $
675,811
$
513,090
$
255,792
$
209,158
$
102,762
$
41,458
$
-
$
1,798,071
Finance leases
Accrual Status:
Performing $
292,995
$
192,435
$
88,196
$
81,186
$
48,332
$
13,441
$
-
$
716,585
Non-Performing
176
253
305
219
384
308
-
1,645
Total finance leases $
293,171
$
192,688
$
88,501
$
81,405
$
48,716
$
13,749
$
-
$
718,230
Personal loans
Accrual Status:
Performing $
176,129
$
56,064
$
29,329
$
53,911
$
22,838
$
13,727
$
-
$
351,998
Non-Performing
348
249
135
289
112
115
-
1,248
Total personal loans $
176,477
$
56,313
$
29,464
$
54,200
$
22,950
$
13,842
$
-
$
353,246
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
311,731
$
311,731
Non-Performing
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
311,731
$
311,731
Other consumer loans
Accrual Status:
Performing $
79,679
$
21,719
$
9,809
$
11,941
$
4,069
$
6,349
$
11,383
$
144,949
Non-Performing
409
201
61
119
20
262
169
1,241
Total other consumer loans $
80,088
$
21,920
$
9,870
$
12,060
$
4,089
$
6,611
$
11,552
$
146,190
Total
Accrual Status:
Performing $
1,222,948
$
781,168
$
381,530
$
353,688
$
176,580
$
73,634
$
323,114
$
3,312,662
Non-Performing
2,599
2,843
2,097
3,135
1,937
2,026
169
14,806
Total consumer loans $
1,225,547
$
784,011
$
383,627
$
356,823
$
178,517
$
75,660
$
323,283
$
3,327,468
(1) Excludes accrued interest receivable.
As of December 31, 2023 and 2022, the balance of revolving loans converted to term loans was
no
t material.
Accrued interest

receivable on loans

totaled $
62.3

million as of

December 31, 2023

(2022 - $
53.1

million), was reported

as part of
accrued

interest receivable

on loans

and

investment

securities in

the consolidated

statements

of financial

condition,

and is

excluded
from the estimate of credit losses.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
171
The

following

tables

present

information

about

collateral

dependent

loans

that

were

individually

evaluated

for

purposes

of
determining the ACL as of December 31, 2023 and 2022
:

As of December 31, 2023
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost

Related
Allowance Amortized Cost
Amortized Cost

Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
25,355
$
1,732
$
-
$
25,355
$
1,732
Commercial loans:
Construction loans
-
-
956
956
-
Commercial mortgage loans
4,454
135
40,683
45,137
135
C&I loans

9,390
1,563
6,780
16,170
1,563
Consumer loans:
Personal loans
28
1
-
28
1
Other consumer loans
123
12
-
123
12
$
39,350
$
3,443
$
48,419
$
87,769
$
3,443

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

December 31, 2023

was
65
%,
compared

to
70
%

as

of

December

31,

2022,

mainly

related

to

a

nonaccrual

commercial

mortgage

loan,

with

a

loan-to-value

over
100
%, transferred to OREO during 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
172
Purchases and Sales of Loans
In

the

ordinary

course

of

business,

the

Corporation

enters

into

securitization

transactions

and

whole

loan

sales

with

GNMA

and
GSEs,

such

as

FNMA

and

FHLMC.

During

the

years

ended

December

31,

2023,

2022,

and

2021,

loans

pooled

into GNMA

MBS
amounted to

approximately $
125.4

million, $
144.5

million, and

$
190.8

million, respectively,

for which

the Corporation

recognized a
net gain

on sale of

$
2.6

million, $
4.2

million, and

$
8.8

million, respectively.

Also, during the

years ended

December 31,

2023, 2022,
and 2021, the Corporation sold

approximately $
29.8

million, $
93.8

million, and $
328.2

million, respectively,

of performing residential
mortgage

loans to

FNMA

and

FHLMC,

for

which

the Corporation

recognized

a net

gain

on

sale of

$
0.7

million,

$
4.2

million,

and
$
11.4

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
For loans

pooled into

GNMA MBS,

the Corporation,

as servicer,

holds an

option to

repurchase individual

delinquent loans

issued
on or

after January 1,

2003 when certain

delinquency criteria are

met. This option

gives the Corporation

the unilateral ability,

but not
the obligation, to

repurchase the delinquent

loans at par without

prior authorization from

GNMA. Since the

Corporation is considered
to

have

regained

effective

control

over

the

loans,

it

is

required

to

recognize

the

loans

and

a

corresponding

repurchase

liability
regardless

of

its

intent

to

repurchase

the

loans.

As

of

December

31,

2023

and

2022,

rebooked

GNMA

delinquent

loans

that

were
included in the residential mortgage loan portfolio amounted to $
7.9

million and $
10.4

million, respectively.

During

the

years

ended

December

31,

2023,

2022,

and

2021,

the

Corporation

repurchased,

pursuant

to

the

aforementioned
repurchase

option,

$
2.9

million,

$
8.2

million,

and

$
1.1

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

years

ended

December

31,

2023,

2022,

and

2021,

the

Corporation

purchased

C&I

loan

participations

in

the

Florida
region totaling $
61.3

million, $
135.4

million, and $
174.7

million, respectively.

There were
no

significant sales

of commercial

loans during the

year ended

December 31, 2023.

Meanwhile, during

the year

ended
December

31,

2022,

the

Corporation

sold

a

$
35.2

million

C&I

loan

participation

in

the

Puerto

Rico

region

and

a

$
23.9

million
criticized C&I loan

participation in the Florida

region. During the

year ended December

31, 2021, the

Corporation sold a $
3.1

million
construction

loan

in

the

Puerto

Rico

region

and

four

criticized

commercial

loan

participations

in

the

Florida

region

totaling

$
43.1
million.
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
173

Loan Portfolio Concentration
The Corporation’s

primary

lending area

is Puerto

Rico. The

Corporation’s

banking subsidiary,

FirstBank, also

lends in

the USVI
and the BVI markets and

in the United States (principally

in the state of Florida).

Of the total gross loans held

for investment portfolio
of $
12.2

billion as

of December

31, 2023,

credit risk

concentration was

approximately
80
% in

Puerto Rico,
17
% in

the U.S.,

and
3
%
in the USVI and the BVI.
As of

December

31,

2023,

the Corporation

had

$
187.7

million

outstanding

in

loans

extended

to

the Puerto

Rico

government,

its
municipalities

and

public

corporations,

compared

to

$
169.8

million

as

of

December

31,

2022.

As

of

December

31,

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
37.4

million in loans

to agencies
or public corporations of the Puerto Rico government.

In

addition,

as

of

December

31,

2023,

the

Corporation

had

$
77.7

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

2023,

the

Corporation

had
$
90.5
million in

loans to

USVI government

public corporations,

compared to

$
38.0

million as

of December

31, 2022.

As of

December 31,
2023, all loans were currently performing and up to date on principal and interest payments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
174
Loss Mitigation Program for Borrowers Experiencing

Financial Difficulty
Effective January 1, 2023, the Corporation

adopted ASU 2022-02. For additional information

on the adoption, see Note 1 – “Nature
of Business and Summary of Significant Accounting Policies.”
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
3.9

million

in
restructured

residential

mortgage

loans

that

are

government-guaranteed

(e.g.,

FHA/VA

loans)

and

were

modified

during

the

year
ended December 31, 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
175
The

following

table

presents

the

amortized

cost

basis

as

of

December

31,

2023

of

loans

modified

to

borrowers

experiencing
financial

difficulty

during

the

year

ended

December

31,

2023,

by

portfolio

classes

and

type

of

modification

granted,

and

the
percentage of these modified loans relative to the total period-end amortized cost basis of receivables in the portfolio class:

Year Ended December 31, 2023
Payment Delay Only
Forbearance Payment Plan
Trial
Modification
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction
and Term
Extension Other Total
Percentage
of Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
501
$
-
$
999
$
238
$
-
$
1,738
0.06%
Construction loans
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
2,222
30,170
-
32,392
1.40%
C&I loans
-
-
-
186
185
-
-
371
0.01%
Consumer loans:
Auto loans
-
-
-
-
474
215
2,084
(1)
2,773
0.14%
Personal loans
-
-
-
-
138
202
-
340
0.09%
Credit cards
-
-
-
1,424
(2)
-
-
-
1,424
0.43%
Other consumer loans
-
-
-
-
424
78
29
(1)
531
0.34%

Total modifications
$
-
$
-
$
501
$
1,610
$
4,442
$
30,903
$
2,113
$
39,569
(1) Modification consists of reduction to 0% interest rate for remaining loan term to borrowers in bankruptcy proceedings or consumer credit counseling programs unless dismissal occurs.
(2) Modification consists of reduction in interest rate and revocation of revolving line privileges.

The

following

table

presents

by

portfolio

classes

the

financial

effects

of

the

modifications

granted

to

borrowers

experiencing
financial difficulty,

other than those

associated to payment

delay,

during the year

ended December 31,

2023. The financial

effects of
the modifications associated to payment delay were discussed above and, as such,

were excluded from the table below:
Year Ended December 31,

2023
Combination of Interest Rate Reduction and Term
Extension
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
(In thousands)
Conventional residential mortgage loans
-
%
93
2.95
%
105
Construction loans
-
% -
-
% -
Commercial mortgage loans
-
%
13
0.25
%
64
C&I loans
0.45
%
72
-
% -
Consumer loans:
Auto loans
-
%
23
2.95
%
24
Personal loans
-
%
36
4.57
%
29
Credit cards
16.09
% -
-
% -
Other consumer loans
-
%
26
1.60
%
22

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
176

The following table presents by portfolio classes the performance of loans modified during the year ended December 31,

2023
that were granted to borrowers experiencing financial difficulty:
Year Ended December 31,

2023
30-59 60-89 90+
Total
Delinquency Current Total
(In thousands)
Conventional residential mortgage loans $
14
$
-
$
-
$
14
$
1,724
$
1,738
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
32,392
32,392
C&I loans
-
-
-
-
371
371
Consumer loans:
Auto loans
27
18
18
63
2,710
2,773
Personal loans
52
-
15
67
273
340
Credit cards
43
16
2
61
1,363
1,424
Other consumer loans
46
11
20
77
454
531

Total modifications
$
182
$
45
$
55
$
282
$
39,287
$
39,569

The following table presents the amortized cost basis of classes of financing receivables that had a payment default (failure by the
borrower to make payments of either principal, interest, or both for a period of 90 days or more) and were modified to borrowers
experiencing financial difficulty during the year ended

December 31, 2023:
Year ended

December 31,

2023
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction
and Term
Extension
Forgiveness of
Principal
and/or
Interest Other Total
(In thousands)
Conventional residential mortgage
loans
$
-
$
-
$
-
$
-
$
-
$
-
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
-
C&I loans
-
-
-
-
-
-
Consumer loans:
Auto loans
-
-
-
-
18
18
Personal loans
-
-
15
-
-
15
Credit cards
2
-
-
-
-
2
Other consumer loans
-
20
-
-
-
20

Total modifications
$
2
$
20
$
15
$
-
$
18
$
55

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
177

Troubled Debt

Restructuring ("TDR") Disclosures Prior to

Adoption of ASU 2022-02

The

following

provides

additional

disclosures

previously

required

by

ASC

Subtopic

310-40,

Receivables

-

Troubled

Debt
Restructurings

by

Creditors,

related

to

the

years

ended

December

31,

2022

and

2021.

Prior

to

the

adoption

of

ASU

2022-02,

a
restructuring of

a loan

constituted a

TDR if

the creditor,

for economic

or legal

reasons related

to the

borrower's financial

difficulties,
granted

a

concession

to

the

borrower

that

it

would

not

otherwise

consider.

See

Note

1

-

"Nature

of

Business

and

Summary

of
Significant Accounting

Policies" and Note

4 - "Loans

Held For

Investment" to

the audited

consolidated financial

statements included
in the

Annual Report

on Form

10-K

for the year

ended December 31,

2022, filed

with the

SEC on February

28, 2023, for

additional
discussion of TDRs. The following tables present TDR loans completed during the years ended December 31, 2022 and 2021:
Year Ended December 31,

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
816
(2)
-
-
-
-
816
Other consumer loans
112
272
16
43
-
443
Total TDRs

$
6,739
$
3,044
$
6,504
$
868
$
6,461
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
1,426
(2)
-
-
-
-
1,426
Other consumer loans
110
79
-
77
-
266
Total TDRs

$
3,802
$
2,376
$
23,023
$
77
$
4,938
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
178

Year Ended December

31,

2022
Year Ended December

31,

2021
Number of
contracts
Pre-modification
Amortized Cost
Post-modification
Amortized Cost
Number of
contracts
Pre-modification
Amortized Cost
Post-modification
Amortized Cost
(Dollars in thousands)
TDRs:
Conventional residential mortgage loans
68
$
7,165
$
7,100
66
$
7,687
$
7,594
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
3
5,897
5,890
7
11,285
11,223
C&I loans
17
5,156
4,928
6
10,031
9,908
Consumer loans:

Auto loans
168
3,404
3,454
134
2,601
2,598

Finance leases
33
592
591
42
692
697

Personal loans
26
366
394
46
497
504

Credit Cards
170
815
816
246
1,426
1,426

Other consumer loans
115
434
443
65
266
266

Total TDRs
600
$
23,829
$
23,616
612
$
34,485
$
34,216

Loan modifications considered

TDR loans that defaulted

(failure by the

borrower to make

payments of either

principal, interest, or
both for a period of 90

days or more) during the years

ended December 31, 2022 and 2021,

and had become TDR loans during

the 12-
months preceding the default date, were as follows:
Year Ended December 31,

2022
Year Ended December 31,

2021
Number of contracts Amortized Cost Number of contracts Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans
2
$
124
-
$
-
Construction loans
-
-
-
-
Commercial mortgage loans
-
-
-
-
C&I loans
-
-
-
-
Consumer loans:
Auto loans
96
2,049
92
1,625
Finance leases
1
16
-
-
Personal loans
-
-
1
1
Credit cards
28
156
24
126
Other consumer loans
8
30
11
45
Total
135
$
2,375

$
1,797

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
179
NOTE 5 – ALLOWANCE

FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following tables present the activity in the ACL on loans and finance leases by portfolio segment for the indicated periods:
Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I

Loans Consumer Loans Total
Year Ended December

31,

2023
(In thousands)
ACL:
Beginning balance $
62,760
$
2,308
$
35,064
$
32,906
$
127,426
$
260,464
Impact of adoption of ASU 2022-02
2,056
-
-
7
53
2,116
Provision for credit losses - (benefit) expense
(6,866)
1,408
(2,086)
6,372
67,816
66,644
Charge-offs

(3,245)
(62)
(1,133)
(6,936)
(76,726)
(88,102)
Recoveries
2,692
1,951
786
841
14,451
20,721
Ending balance $
57,397
$
5,605
$
32,631
$
33,190
$
133,020
$
261,843

Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I

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
C&I

Loans Consumer Loans Total
Year Ended December

31, 2021
(In thousands)
ACL:
Beginning balance $
120,311
$
5,380
$
109,342
$
37,944
$
112,910
$
385,887
Provision for credit losses - (benefit) expense
(16,957)
(1,408)
(55,358)
(8,549)
20,552
(61,720)
Charge-offs
(33,294)
(87)
(1,494)
(1,887)
(43,948)
(80,710)
Recoveries
4,777
163
281
6,776
13,576
25,573
Ending balance $
74,837
$
4,048
$
52,771
$
34,284
$
103,090
$
269,030

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
180
The

Corporation

estimates

the

ACL

following

the

methodologies

described

in

Note

1

–

“Nature

of

Business

and

Summary

of
Significant Accounting Policies” for each portfolio segment.
The Corporation

generally applies

probability weights

to the

baseline and

alternative downside

economic scenarios

to estimate

the
ACL with

the

baseline

scenario

carrying

the highest

weight.

The

scenarios

that are

chosen each

quarter

and

the

weighting

given

to
each

scenario

for

the

different

loan

portfolio

categories

depend

on

a

variety

of

factors

including

recent

economic

events,

leading
national

and

regional

economic

indicators,

and

industry

trends.

As

of

December

31,

2023,

the

Corporation

applied

the

baseline
scenario

for

the

commercial

mortgage

and

construction

loan

portfolios

as

deterioration

in

the

commercial

real

estate

price

index
(“CRE price index”) in these portfolios

was expected at a lower extent than

projected in the alternative downside scenario,

particularly
in the Puerto Rico region.

As

of

December

31,

2023,

the

ACL

for

loans

and

finance

leases

was

$
261.8

million,

an

increase

of

$
1.3

million,

from

$
260.5
million

as

of

December

31,

2022.

The

ACL

for

consumer

loans

increased

by

$
5.6

million,

primarily

reflecting

the

effect

of

the
increase

in the

size of

the consumer

loan portfolios

and increases

in delinquency

and historical

charge-off

levels, partially

offset

by
updated

macroeconomic

variables.

The

ACL

for

commercial

and

construction

loans

increased

by

$
1.1

million,

mainly

due

to

the
growth

in

the

commercial

and

construction

loan

portfolios

and

a

$
1.7

million

incremental

reserve

recorded

during

2023

associated
with the

inflow to

nonaccrual status

of a

$
9.5

million C&I

loan in

the Puerto

Rico region,

partially offset

by an

improvement on

the
economic

outlook

of

certain

macroeconomic

variables,

such

as

the

CRE

price

index.

The

ACL

for

residential

mortgage

loans
decreased

by

$
5.4

million,

mainly

driven

by

updated

macroeconomic

variables,

such

as

the

Regional

Home

Price

Index

and

the
unemployment rate,

partially offset

by newly

originated loans

that have

a longer

life and

the $
2.1

million cumulative

increase in

the
ACL

due

to

the

adoption

of

ASU

2022-02

on

January

1,

2023.

See

Note

1

–“Nature

of

Business

and

Summary

of

Significant
Accounting Policies” for additional information related to the adoption of ASU 2022-02.
Net

charge-offs

totaled

$
67.4

million

for

the

year

ended

December

31,

2023,

compared

to

$
34.2

million

for

the

year

ended
December 31, 2022,

mainly driven by

a $
29.1

million increase in

consumer loans and

finance leases net

charge-offs, mainly

reflected
in

the

auto,

personal,

and

credit card

loan

portfolios;

and

a

$
6.5

million

increase

in

C&I loans

mainly

driven

by a

$
6.0

million

net
charge-off recorded on a C&I participated

loan in the Florida region in the power generation industry.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
181

The tables below

present the ACL

related to loans

and finance leases

and the carrying

values of loans

by portfolio segment

as of
December 31,

2023 and 2022:
As of December 31,

2023
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
C&I

Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,821,726
$
214,777
$
2,317,083
$
3,174,232
$
3,657,665
$
12,185,483

Allowance for credit losses
57,397
5,605
32,631
33,190
133,020
261,843

Allowance for credit losses to

amortized cost
2.03
%
2.61
%
1.41
%
1.05
%
3.64
%
2.15
%

As of December 31, 2022
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
C&I

Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,847,290
$
132,953
$
2,358,851
$
2,886,263
$
3,327,468
$
11,552,825

Allowance for credit losses
62,760
2,308
35,064
32,906
127,426
260,464

Allowance for credit losses to

amortized cost
2.20
%
1.74
%
1.49
%
1.14
%
3.83
%
2.25
%
In

addition,

the

Corporation

estimates

expected

credit

losses

over

the

contractual

period

in

which

the

Corporation

is

exposed

to
credit

risk

via

a

contractual

obligation

to

extend

credit,

such

as

unfunded

loan

commitments

and

standby

letters

of

credit

for
commercial

and

construction

loans,

unless

the

obligation

is

unconditionally

cancellable

by

the

Corporation.

See

Note

29

–
“Regulatory Matters,

Commitments and

Contingencies” for information

on off-balance

sheet exposures as

of December

31, 2023 and
2022.

The

Corporation

estimates

the

ACL

for

these

off-balance

sheet

exposures

following

the

methodology

described

in

Note

1

–
“Nature

of

Business

and

Summary

of

Significant

Accounting

Policies.”

As

of

December

31,

2023,

the

ACL

for

off-balance

sheet
credit exposures increased to $
4.6

million, from $
4.3

million as of December 31, 2022.
The

following

table

presents

the

activity

in

the

ACL

for

unfunded

loan

commitments

and

standby

letters

of

credit

for

the

years
ended December 31, 2023, 2022 and 2021:

Year

Ended December 31,
2023 2022 2021
(In thousands)
Beginning Balance $
4,273
$
1,537
$
5,105
Provision for credit losses - expense (benefit)
365
2,736
(3,568)

Ending balance
$
4,638
$
4,273
$
1,537

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
182
NOTE 6 – PREMISES AND EQUIPMENT
Premises and equipment comprise:

Useful Life Range In Years
As of December 31,
Minimum Maximum 2023 2022
(Dollars in thousands)
Buildings and improvements
10
35
$
143,470
$
135,802
Leasehold improvements
1
10
77,702
76,390
Furniture, equipment and software
2
10
161,886
155,567
383,058
367,759
Accumulated depreciation and amortization
(277,853)
(264,233)
105,205
103,526
Land
29,965
24,485
Projects in progress
6,846
14,924

Total premises and equipment,

net
$
142,016
$
142,935
Depreciation and

amortization expense

amounted to

$
20.5

million, $
22.3

million, and

$
25.0

million for

the years ended

December
31, 2023, 2022, and 2021, respectively.
During the year ended December 31, 2023, the Corporation

recognized $
3.5

million in net gains from sales of fixed assets, of which
$
3.0

million

was

related

to

the

sale

of

a

banking

premise

in

the

Florida

region,

compared

to

$
0.9

million

during

the

year

ended
December 31, 2022.
During the year

ended December 31, 2023,

the Corporation received insurance

proceeds of $
0.7

million, of which $
0.2

million was
related

to

the

collection

of

an

insurance

claim

associated

with

property

damage

caused

by

Hurricane

Fiona.

Also,

during

the

year
ended December

31, 2021,

the Corporation

received insurance

proceeds of

$
0.6

million related

to the

settlement and

collection of

an
insurance

claim

associated

with

a

damaged

property.

These

amounts

are

included

as

part

of

other

non-interest

income

in

the
consolidated statements of income.
See Note 25 – “Fair Value”

for information on write-downs recorded on long-lived assets held for sale.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
183
NOTE 7 –
OTHER REAL ESTATE

OWNED

The following table presents the OREO inventory as of the indicated dates:
December 31, 2023 December 31, 2022
(In thousands)
OREO balances, carrying value:
Residential
(1)
$
20,261
$
24,025
Construction
1,601
1,764
Commercial
10,807
5,852
Total $
32,669
$
31,641
(1) Excludes $
16.6

million and $
23.5

million as of December 31, 2023

and 2022, respectively, of

foreclosures that met the conditions

of ASC Subtopic 310-40 “Reclassification

of Residential
Real Estate Collateralized Consumer Mortgage Loans upon

Foreclosure,” and are presented as a receivable as part of other assets in the consolidated statements of financial condition.
See

Note

25

–

“Fair

Value”

for

information

on

the

subsequent

measurement

recorded

on

OREO

properties

in

the

consolidated
statements of income within “Net gain on OREO operations” during the years ended December 31, 2023, 2022, and 2021.
NOTE 8 – RELATED-PARTY

TRANSACTIONS
The

Corporation

has

granted

loans

to

its

directors,

executive

officers,

and

certain

related

individuals

or

entities

in

the

ordinary
course of business. The movement and balance of these loans were as follows:

Amount
(1)
(In thousands)
Balance at December 31,

2021
$
943
Additions
89
Payments
(149)
Balance at December 31,

2022
883
Additions
333
Payments
(389)
Balance at December 31,

2023
$
827
(1) Includes loans granted to related parties which were then sold in the secondary market.
These

loans

were

made

subject

to

the

provisions

of

the

Federal

Reserve

Board’s

Regulation

O

–

“Loans

to

Executive

Officers,
Directors

and

Principal

Shareholders

of

Member

Banks,”

which

governs

the

permissible

lending

relationships

between

a

financial
institution and its

executive officers, directors,

principal shareholders, their

families, and related

parties. There were

no changes in

the
status of related parties during 2023 and 2022.
From

time

to

time,

the

Corporation,

in

the

ordinary

course

of

its

business,

obtains

services

from

related

parties

or

makes
contributions to non-profit organizations that have some association with the Corporation.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
184
NOTE 9 – GOODWILL AND OTHER INTANGIBLES

Goodwill
Goodwill as of each of December

31, 2023 and 2022 amounted to $
38.6

million.
The Corporation’s policy is to assess goodwill and
other intangibles for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe that the values of goodwill or other intangibles may be impaired. During the fourth quarter of 2023, management performed a qualitative analysis of the carrying amount of each relevant reporting units’ goodwill and concluded that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying value, and thus no impairment charges for goodwill were recorded. This assessment involved identifying the inputs and assumptions that most affect fair value, including evaluating significant and relevant events impacting each reporting entity, and evaluating such factors to determine if a positive assertion can be made that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying amount.
In the qualitative assessment performed for each reporting unit, the Corporation evaluated events and circumstances that could impact the fair value including the following:
● Macroeconomic conditions, such as improvement or deterioration in general economic conditions;
● Industry and market considerations;
● Interest rate fluctuations;
● Overall financial performance of the reporting unit;
● Performance of industry peers over the last year; and
● Recent market transactions

There were
no

changes in the carrying amount of goodwill during the years ended

December 31, 2023 and 2022. The changes in the
carrying

amount

of

goodwill

attributable

to

operating

segments

during

the

year

ended

December

31,

2021

are

reflected

in

the
following table.

Mortgage Banking
Consumer (Retail)
Banking
Commercial and
Corporate Banking
United States
Operations Total
(In thousands)
Goodwill, January 1, 2021 $
959
$
2,733
$
8,248
$
26,692
$
38,632
Measurement period adjustment
(1)
53
74
(148)
-
(21)
Goodwill, December 31, 2021

(2)
$
1,012
$
2,807
$
8,100
$
26,692
$
38,611
(1)
Relates to the fair value estimate update performed within one year of the closing of the BSPR acquisition, in accordance with

ASC Topic 805, "Business

Combinations"("ASC 805").
(2) Includes $
10.5

million related to the BSPR acquisition.
Merger and Restructuring Costs – BSPR Acquisition
In connection

with the

BSPR acquisition

on September

1, 2020,

the Corporation

recognized acquisition

expenses of

$
26.4

million
during

the

year

ended

December

31,

2021.

Acquisition,

integration,

and

restructuring

expenses

were

included

in

merger

and
restructuring

costs

in

the

consolidated

statements

of

income,

and

consisted

primarily

of

costs

related

to

voluntary

and

involuntary
separation actions

and systems

conversions, as

well as

accelerated depreciation

charges related

to planned

closures and

consolidation
of branches in accordance with the Corporation’s

integration and restructuring plan, and other integration related efforts.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
185
Other Intangible Assets
The

following

table

presents

the

gross

amount

and

accumulated

amortization

of

the

Corporation’s

intangible

assets

subject

to
amortization as of the indicated dates:

As of As of
December 31,

December 31,
2023

2022

(Dollars in thousands)
Core deposit intangible:
Gross amount $
87,544
$
87,544
Accumulated amortization
(74,161)
(66,644)
Net carrying amount $
13,383
$
20,900
Remaining amortization period (in years)
6.0
7.0
Purchased credit card relationship intangible:
Gross amount $
-
$
3,800
Accumulated amortization
-
(3,595)
Net carrying amount $
-
$
205
Remaining amortization period (in years) -
0.7
Insurance customer relationship intangible:
Gross amount $
-
$
1,067
Accumulated amortization
-
(1,054)
Net carrying amount $
-
$
13
Remaining amortization period (in years) -
0.1

During

the

years

ended

December

31,

2023,

2022,

and

2021,

the

Corporation

recognized

$
7.7

million,

$
8.8

million,

and

$
11.4
million, respectively,

in amortization expense on its other intangibles subject to amortization
.
The Corporation amortizes core deposit intangibles based on the projected useful lives of the related deposits. Core deposit intangibles are analyzed annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may suggest impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles as of December 31, 2023.
The estimated

aggregate annual

amortization expense

related to the

intangible assets

subject to amortization

for future periods

was
as follows as of December 31, 2023
:

(In thousands)
2024 $
6,416
2025
3,509
2026
872
2027
872
2028
872
2029 and after
842

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
186
NOTE 10 – NON-CONSOLIDATED

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

During 2023,

the Corporation

completed the

repurchase of

$
21.4

million of

TRuPs of

FBP Statutory

Trust I

as part of

a privately-
negotiated transaction with investors, resulting in a commensurate reduction in the related floating rate junior subordinated debentures.
The purchase

price paid

by the Corporation

equated to
92.5
% of

the $
21.4

million par

value. The
7.5
% discount

resulted in

a gain of
approximately $
1.6

million, which

is reflected

in the

consolidated statements

of income

as a

“Gain on

early extinguishment

of debt.”
As of December 31, 2023 and 2022, these Junior

Subordinated Deferrable Debentures amounted to $
161.7

million and $
183.8

million,
respectively.
Under the indentures of these instruments,

the Corporation has the right, from

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

STATEMENTS – (Continued)
187
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

,

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
7.1

million and

$
4.8

million, respectively,

with a

weighted

average yield

of
7.66
%,
which is included

as part of

the Corporation’s

available-for-sale debt

securities portfolio.

As described

in Note 3

– “Debt

Securities,”
the ACL on these private label MBS amounted to $
0.1

million as of December 31, 2023.
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
The changes in MSRs are shown below for the indicated periods:

Year

Ended December 31,

2023 2022 2021
(In thousands)
Balance at beginning of year $
29,037
$
30,986
$
33,071
Capitalization of servicing assets
2,240
3,122
5,194
Amortization
(4,322)
(4,978)
(7,215)
Temporary impairment

recoveries
12
66
124
Other
(1)
(26)
(159)
(188)
Balance at end of year $
26,941
$
29,037
$
30,986
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
188
Changes in the impairment allowance were as follows for the indicated periods:

Year

Ended December 31,
2023 2022 2021
(In thousands)
Balance at beginning of year $
12
$
78
$
202
Temporary impairment

recoveries
(12)
(66)
(124)

Balance at end of year
$
-
$
12
$
78
The components

of net servicing

income, included as

part of mortgage

banking activities in

the consolidated

statements of income,
are shown below for the indicated periods:

Year

Ended December 31,
2023 2022 2021
(In thousands)
Servicing fees $
10,595
$
11,096
$
12,176
Late charges and prepayment penalties
708
823
697
Other
(1)
(26)
(159)
(189)

Servicing income, gross
11,277
11,760
12,684
Amortization and impairment of servicing assets
(4,310)
(4,912)
(7,091)

Servicing income, net
$
6,967
$
6,848
$
5,593
(1) Mainly represents adjustments related to the repurchase

of loans serviced for others.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
189

The Corporation’s

MSRs are subject

to prepayment and

interest rate risks.

Key economic assumptions

used in determining

the fair
value at the time of sale of the related mortgages for the indicated periods ranged as follows:
Weighted Average Maximum Minimum
Year Ended

December 31, 2023
Constant prepayment rate:

Government-guaranteed mortgage loans
6.6
%
18.0
%
3.8
%

Conventional conforming mortgage loans
7.3
%
16.9
%
2.4
%

Conventional non-conforming mortgage loans
6.0
%
9.0
%
2.1
%
Discount rate:

Government-guaranteed mortgage loans
11.5
%
11.5
%
11.5
%

Conventional conforming mortgage loans
9.5
%
10.0
%
9.5
%

Conventional non-conforming mortgage loans
12.6
%
14.0
%
11.0
%
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
190
The weighted

averages of the

key economic

assumptions that the

Corporation used

in its valuation

model and the

sensitivity of the
current

fair

value

to

immediate
10
%

and
20
%

adverse

changes

in

those

assumptions

for

mortgage

loans

were

as

follows

as

of

the
indicated dates:

December 31,

December 31,
2023 2022
(In thousands)
Carrying amount of servicing assets $
26,941
$
29,037
Fair value $
45,244
$
44,710
Weighted-average

expected life (in years)
7.79
7.80
Constant prepayment rate (weighted-average annual

rate)
6.27
%
6.40
%

Decrease in fair value due to 10% adverse change
$
886
$
1,048

Decrease in fair value due to 20% adverse change
$
1,731
$
2,054
Discount rate (weighted-average annual rate)
10.68
%
10.69
%

Decrease in fair value due to 10% adverse change
$
1,927
$
1,925

Decrease in fair value due to 20% adverse change
$
3,712
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
191
NOTE 11 – DEPOSITS

The following table summarizes deposit balances as of the indicated dates:
December 31,

2023
December 31, 2022
(In thousands)
Type of account:
Non-interest-bearing deposit accounts $
5,404,121
$
6,112,884
Interest-bearing checking accounts
3,937,945
3,770,993
Interest-bearing saving accounts
3,596,855
3,902,888
Time deposits
2,833,730
2,250,876
Brokered certificates of deposits ("CDs")
783,334
105,826

Total
$
16,555,985
$
16,143,467
The

weighted-average

interest

rate

on

total

interest-bearing

deposits

as

of

December 31,

2023

and

2022

was
2.24
%

and
1.03
%,
respectively.

As

of

December 31,

2023,

the

aggregate

amount

of

unplanned

overdrafts

of

demand

deposits

that

were

reclassified

as

loans
amounted

to

$
1.4

million

(2022

-

$
1.7

million).

Pre-arranged

overdrafts

lines

of

credit,

also

reported

as

loans,

amounted

to

$
23.8
million as of December 31, 2023 (2022 - $
24.5

million).

The following table presents the contractual maturities of time deposits, including brokered CDs, as of December 31,

2023:
Total

(In thousands)
Three months or less $
852,660
Over three months to six months
666,652
Over six months to one year
1,280,377
Over one year to two years

542,834
Over two years to three years

72,558
Over three years to four years

86,611
Over four years to five years

92,787
Over five years
22,585

Total
$
3,617,064
Total

Puerto

Rico

and

U.S.

time

deposits

with

balances

of

more

than

$250,000

amounted

to

$
1.4

billion

and

$
1.0

billion

as

of
December 31, 2023

and 2022, respectively.

This amount does not

include brokered

CDs that are generally

participated out by

brokers
in

shares

of

less

than

the

FDIC

insurance

limit.

As

of

December 31,

2023,

unamortized

broker

placement

fees

amounted

to

$
1.0
million (2022 - $
0.3

million), which are amortized over the contractual maturity of the brokered CDs under the interest method.

As of

December 31,

2023, deposit

accounts

issued to

government

agencies amounted

to $
3.2

billion (2022

– $
2.8

billion). These
deposits are insured by the FDIC up to the applicable limits. The uninsured portions were collateralized by securities and loans with an amortized cost

of $
3.5

billion (2022 –

$
3.1

billion) and an

estimated market value

of $
3.1

billion (2022

– $
2.7

billion). In addition

to
securities

and

loans,

as

of

December

31,

2023

and

2022,

the

Corporation

used

$
175.0

million

and

$
200.0

million,

respectively,

in
letters of credit issued by the FHLB as pledges for public

deposits in the Virgin

Islands. As of December 31, 2023 the Corporation

had
$
2.7

billion of government

deposits in Puerto

Rico (2022 –

$
2.3

billion), $
449.4

million in the Virgin

Islands (2022 –

$
442.8

million)
and $
10.2

million in Florida (2022 – $
11.6

million).

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
192

A table showing interest expense on interest-bearing deposits for the indicated periods follows:
Year Ended

December 31,
2023 2022 2021
(In thousands)
Checking accounts $
74,271
$
15,568
$
5,776
Saving accounts
25,955
11,191
6,586
Time deposits
68,605
18,102
26,138
Brokered CDs
16,630
1,500
2,982

Total
$
185,461
$
46,361
$
41,482
The

total

interest

expense

on deposits

included

the

amortization

of

broker

placement

fees

related

to

brokered

CDs

amounting

to
$
0.3

million, $
0.1

million, and

$
0.2

million for

2023, 2022

and 2021,

respectively.

Total

interest expense

also included

$
0.2

million,
$
0.5

million and $
1.3

million for 2023, 2022 and 2021, respectively,

for the accretion of premiums related

to time deposits assumed in
the BSPR acquisition.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
193
NOTE 12 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

(“REPURCHASE AGREEMENTS”)

Repurchase agreements consisted of the following as of the indicated

dates:

December 31, 2023 December 31, 2022
(In thousands)
Short-term Fixed-rate repurchase agreements
(1) (2)
$
-
$
75,133
(1)
Weighted-average interest rate

of
4.55
% as of December 31, 2022.
(2)
As of December 31, 2022, the securities underlying such agreements were delivered to the dealers with which the repurchase

agreements were transacted. In accordance with the master
agreements, in the event of default, repurchase agreements

have a right of set-off against the other party for amounts

owed under the related agreement and any other amount or obligation owed with respect to any other agreement or transaction between them. As of December 31, 2022, repurchase agreements were

fully collateralized and not offset in the consolidated
statements of financial condition. See Note 24 - "Derivative Instruments and Hedging Activities" for information on rights of set-off associated to economic undesignated hedges.

The following securities were sold under agreements to repurchase as of the indicated date:
As of December 31,

2022
Underlying Securities
Amortized Cost
of Underlying
Securities
Balance of
Borrowing
Approximate
Fair Value of
Underlying
Securities
Weighted Average
Interest Rate of
Security
(Dollars in thousands)
U.S. government-sponsored agencies $
60,081
$
50,134
$
54,093
0.62
%
MBS
29,959
24,999
27,010
2.08
%

Total

$
90,040
$
75,133
$
81,103
Accrued interest receivable $
137

The

maximum

aggregate

balance

of repurchase

agreements outstanding

at

any

month-end

for

the years

ended

December 31,

2023
and

2022

was

$
173.0

million

and

$
300.0

million,

respectively.

The

average

balance

during

2023

was

$
54.6

million

(2022-

$
194.9
million).
NOTE 13 – ADVANCES

FROM THE FEDERAL HOME LOAN BANK (“FHLB
”)

The following is a summary of the advances from the FHLB as of the indicated dates:
December 31, 2023 December 31, 2022
(In thousands)
Short-term
Fixed
-rate advances from the FHLB
(1)
$
-
$
475,000
Long-term
Fixed
-rate advances from the FHLB
(2)
500,000
200,000
$
500,000
$
675,000
(1) Weighted-average interest rate of
4.56
% as of December 31, 2022.
(2) Weighted-average interest rate of
4.45
% and
4.25
% as of December 31, 2023 and 2022, respectively.

Advances from the FHLB mature as follows as of the indicated date:
December 31, 2023
(In thousands)
Over one to five years
(1)
$
500,000
(1) Average remaining term to maturity of
2.49

years.
During 2023, the

Corporation added $
300.0

million of long-term FHLB

advances at an

average cost of
4.59
%, and repaid its

short-
term FHLB advances.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
194
The maximum

aggregate balance

of advances

from the

FHLB outstanding

at any month

end during

the years

ended December

31,
2023 and

2022 was

$
925.0

million and

$
675.0

million, respectively.

The total

average balance

of FHLB

advances during

2023 was
$
541.0

million (2022 - $
179.5

million).

The Corporation

receives advances

and applies

for the

issuance of

letters of

credit from

the FHLB

under an

Advances, Collateral
Pledge, and

Security Agreement

(the “Collateral

Agreement”), which

requires the

Corporation to

maintain a

minimum of

qualifying
mortgage collateral or

U.S. Treasury

or U.S. agencies MBS

collateral, as applicable.

The amount of collateral

required for an

advance
incorporates a

collateral discount

or “haircut,”

which is incorporated

into the member’s

pledge and determined

by the FHLB.

Haircut
refers to the percentage

by which an asset’s

market value is reduced

for the purpose of collateral

levels. As of December

31, 2023 and
2022,

the estimated

value of

specific mortgage

loans pledged

as collateral,

net of

haircut, amounted

to $
1.2

billion and

$
1.3

billion,
respectively,

as

computed

by

the

FHLB

for

collateral

purposes.

As

of

December

31,

2023

and

2022,

the

estimated

value

of

U.S.
government-sponsored agencies’

obligations and U.S.

agencies MBS pledged

as collateral, net

of haircut, amounted

to $
454.0

million
and $
238.1

million, respectively.

As of December

31, 2023, the

Corporation had

additional capacity of

approximately $
978.3

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
NOTE 14 – OTHER BORROWINGS
Junior Subordinated Debentures
Junior subordinated debentures, as of the indicated dates, consisted of:

(In thousands)
December 31,

2023
December 31, 2022
Long-term floating rate junior subordinated debentures (FBP Statutory Trust I) (1) (3)
$
43,143
$
65,205
Long-term floating rate junior subordinated debentures (FBP Statutory Trust II) (2) (3)
118,557
118,557
$
161,700
$
183,762
(1)
Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of
2.75
% over
3-month CME Term SOFR

plus a
0.26161
% tenor spread
adjustment as of December 31,

2023 and
2.75
% over
3-month LIBOR

as of December 31, 2022 (
8.39
% as of December 31, 2023 and
7.49
% as of December 31, 2022).
(2)
Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of
2.50
% over
3-month CME Term SOFR

plus a
0.26161
% tenor spread
adjustment as of December 31,

2023 and
2.50
% over
3-month LIBOR

as of December 31, 2022 (
8.13
% as of December 31,

2023 and
7.25
% as of December 31, 2022).
(3)
See Note 10 - "Non-Consolidated Variable

Interest Entities

(“VIEs”) and Servicing Assets," for additional information on these debentures.

Loans Payable
The Corporation

participates in

the Borrower-in-Custody

Program (the

“BIC Program”)

of the

FED. Through

the BIC

Program, a
broad

range

of

loans

(including

commercial,

consumer,

and

residential

mortgages)

may

be

pledged

as

collateral

for

borrowings
through the FED Discount Window.

As of December 31, 2023, pledged collateral that is related

to this credit facility amounted to $
1.5
billion, net

of haircut,

mainly commercial,

consumer,

and residential

mortgage

loans,

which is

fully available

for funding.

The FED
Discount

Window

program

provides

the

opportunity

to

access

a

low-rate

short-term

source

of

funding

in

a

high

volatility

market
environment.
In addition,

the Corporation participates

in the FED’s

Bank Term
Funding Program (“BTFP”),

which provides

an additional short-
term source

of funding

until March

11,

2024. Through

the BTFP,

eligible collateral

such as

U.S. Treasuries,

U.S. agency

securities,
and U.S.

agency MBS,

may be

pledged as

collateral and

valued at

its par

value.

As of

December 31,

2023, pledged

collateral that

is
related to this credit facility amounted to $
2.1

million, which is fully available for funding.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
195
NOTE 15 – EARNINGS PER COMMON . SHARE

The calculations of earnings per common share for the years ended December 31,

2023, 2022, and 2021 are as follows:
Year

Ended December 31,
2023 2022 2021
(In thousands, except per share information)
Net income

$
302,864
$
305,072
$
281,025
Less: Preferred stock dividends

-
-
(2,453)
Less: Excess of redemption value over carrying value of Series A through E

Preferred Stock redeemed
-
-
(1,234)
Net income attributable to common stockholders $
302,864
$
305,072
$
277,338
Weighted-Average

Shares:

Average common

shares outstanding
176,504
190,805
210,122

Average potential

dilutive common shares

676
1,163
1,178

Average common

shares outstanding - assuming dilution
177,180
191,968
211,300
Earnings per common share:
Basic

$
1.72
$
1.60
$
1.32
Diluted

$
1.71
$
1.59
$
1.31
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

“Stockholders’

Equity.”

Basic

weighted-average

common
shares outstanding exclude unvested shares of restricted stock that do not contain non-forfeitable dividend rights.
Potential dilutive

common

shares consist

of unvested

shares of

restricted

stock

and

performance

units (if

any

of the

performance
conditions

are

met

as

of

the

end

of

the

reporting

period)

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

2023, 2022 and 2021.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
196
NOTE 16 – STOCK-BASED . COMPENSATION

The Omnibus Plan, which

is effective until May 24,

2026, provides for equity-based

and non-equity-based compensation incentives
(the

“awards”).

The Omnibus

Plan

authorizes

the

issuance of

up to
14,169,807

shares

of common

stock,

subject

to adjustments

for
stock splits,

reorganizations

and other

similar events.

As of

December 31,

2023, there

were
3,153,621

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
522,801

shares

during

the

year

ended

December

31,

2023

in
connection with restricted stock awards, which were reissued from treasury shares.

The following table summarizes the restricted stock activity under the Omnibus

Plan during the years ended December 31, 2023,
2022 and 2021:
Year Ended December 31,

2023 2022 2021
Number of Weighted- Number of Weighted- Number of Weighted-
shares of Average shares of Average shares of Average
restricted Grant Date restricted Grant Date restricted Grant Date stock

Fair Value
stock

Fair Value
stock

Fair Value
Unvested shares outstanding at beginning of year
938,491
$
9.14
1,148,775
$
6.61
1,320,723
$
5.74
Granted (1)
522,801
12.07
327,195
13.21
324,360
11.47
Forfeited
(63,133)
11.36
(15,108)
8.79
(82,486)
6.42
Vested
(508,517)
6.36
(522,371)
6.13
(413,822)
7.69
Unvested shares outstanding at end of year
889,642
$
12.30
938,491
$
9.14
1,148,775
$
6.61
(1) For the year ended December 31, 2023, includes
28,793

shares of restricted stock awarded to independent directors and
494,008

shares of restricted stock awarded to employees, of
which
33,718

shares were granted to retirement-eligible employees and

thus charged to earnings as of the grant date. For the

year ended December 31, 2022, includes
27,529

shares of
restricted stock awarded to independent directors and
299,666

shares of restricted stock awarded to employees, of which
6,084

shares were granted to retirement-eligible employees and
thus charged to earnings as of the grant date. For the

year ended December 31, 2021, includes
29,291

shares of restricted stock awarded to independent directors

and
295,069

shares of
restricted stock awarded to employees, of which
19,804

shares were granted to retirement-eligible employees and

thus charged to earnings as of the grant date.
For the

years ended

December 31,

2023, 2022

and 2021,

the Corporation

recognized

$
5.7

million, $
3.7

million and

$
3.5

million,
respectively,

of

stock-based

compensation

expense

related

to

restricted

stock

awards.

As

of

December

31,

2023,

there

was

$
4.1
million of total unrecognized compensation cost related to

unvested shares of restricted stock that the Corporation expects to recognize over a weighted average period of
1.6

years.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
197
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

the Omnibus Plan during the

years ended December 31, 2023,
2022 and 2021:

Year Ended

December 31,

2023 2022 2021
Number

Weighted-
Number

Weighted-
Number

Weighted-
of Average of Average of Average
Performance Grant Date Performance Grant Date Performance Grant Date
Units Fair Value Units Fair Value Units Fair Value
Performance units at beginning of year
791,923
$
7.36
814,899
$
7.06
1,006,768
$
6.16
Additions
(1)
216,876
12.24
166,669
13.15
160,485
11.26
Vested
(2)
(474,538)
4.08
(189,645)
11.16
(304,408)
6.29
Forfeited
-
-
-
-
(47,946)
7.08
Performance units at end of year
534,261
$
12.25
791,923
$
7.36
814,899
$
7.06
(1) Units granted during 2023 are subject to the achievement of the Relative TSR and TBVPS performance goals during a three-year performance cycle beginning January 1, 2023 and ending on December 31, 2025. Units granted during 2022 are subject to the achievement of the TBVPS performance goal during a three-year performance cycle beginning January 1, 2022 and ending on December 31, 2024. Units granted during 2021 are subject to the achievement of the TBVPS performance goal during a three-year performance cycle beginning January 1, 2021 and ending on December 31, 2023.
(2) Units vested during 2023 and 2022 are related to performance units granted in 2020 and 2019, respectively, that met certain pre-established targets and were settled with shares of common stock reissued from treasury shares. Units vested during 2021 are related to performance units granted in 2018 that met certain pre-established targets and were settled with new shares of common stock.
The fair value of the performance units awarded during the years ended December 31, 2023, 2022 and 2021, that was based on the
TBVPS goal component, was calculated based on the market price of the Corporation’s common stock on the respective date of the grant and assuming attainment of 100% of target opportunity. As of December 31, 2023, there have been no changes in management’s assessment of the probability that the pre-established TBVPS goal will be achieved; as such, no cumulative adjustment to compensation expense has been recognized. The fair value of the performance units awarded during 2023, that was based on the
Relative TSR component, was calculated using a Monte Carlo simulation. Since the Relative TSR component is considered a market condition, the fair value of the portion of the award based on Relative TSR is not revised subsequent to grant date based on actual performance.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
198
The following

table summarizes

the valuation

assumptions used

to calculate

the fair

value of

the Relative

TSR component

of the
performance units granted under the Omnibus Plan during 2023:

Year

Ended
December 31,

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
For the

years ended

December 31,

2023, 2022

and 2021,

the Corporation

recognized $
2.1

million, $
1.7

million and

$
2.0

million,
respectively,

of stock-based

compensation expense

related to performance

units. As of

December 31,

2023, there

was $
3.0

million of
total unrecognized compensation

cost related to unvested

performance units that the Corporation

expects to recognize over

a weighted
average period of
1.8

years.
Shares withheld
During 2023,

the Corporation

withheld
289,623

shares (2022

–
205,807

shares; 2021

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
199
NOTE 17 –

STOCKHOLDERS’

EQUITY
Stock Repurchase Programs
During 2023,

the Corporation

repurchased
14,050,830

shares of

its common

stock at

an average

price of

$
14.23

for a

total cost

of
$
200.0

million,

of

which
8,969,998

shares

of

its

common

stock

at

an

average

price

of

$
13.94

for

a

total

cost

of

$
125.0

million
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

During

2023,

the

Corporation
repurchased
5,080,832

shares

of

common

stock

through

open

market

transactions

at

an

average

price

of

$
14.76

for

a

total

cost

of
approximately

$
75.0

million

under

this

stock

repurchase

program.

As

of

December

31,

2023,

the

Corporation

has

remaining
authorization to repurchase

approximately $
150

million of common

stock. The Corporation’s

holding company has

no operations and
depends

on

dividends,

distributions

and

other

payments

from

its

subsidiaries

to

fund

dividend

payments,

stock

repurchases,

and

to
fund all payments on its obligations, including debt obligations.
Common Stock

The following table shows the changes in shares of common stock outstanding for the years ended December 31,

2023, 2022 and
2021:
Total

Number of Shares
2023 2022 2021
Common stock outstanding, beginning of year
182,709,059
201,826,505
218,235,064
Common stock repurchased
(1)
(14,340,453)
(19,619,178)
(16,954,841)
Common stock reissued/issued under stock-based compensation

plan
997,339
516,840
628,768
Restricted stock forfeited
(63,133)
(15,108)
(82,486)
Common stock outstanding, end of year
169,302,812
182,709,059
201,826,505
(1) For 2023, 2022 and 2021, includes
289,623
;
205,807

and
214,374

shares, respectively, of common stock

surrendered to cover plan participants' payroll and income taxes.
For

the

years

ended

December

31,

2023,

2022

and

2021,

total

cash

dividends

declared

on

shares

of

common

stock

amounted

to
$
99.6

million

($
0.56

per

share),

$
88.2

million

($
0.46

per

share)

and

$
65.4

million

($
0.31

per

share),

respectively.

On
February 8,
2024
, the

Corporation’s

Board declared

a quarterly

cash dividend

of $
0.16

per common

share, which

represents an

increase of

$
0.02
per common share, or a
14
% increase, compared to its most recent

quarterly dividend paid in December 2023.

The dividend is payable
on
March 8, 2024

to shareholders of

record at the

close of business on
February 23, 2024
. The Corporation

intends to continue

to pay
quarterly

dividends

on

common

stock.

However,

the

Corporation’s

common

stock dividends,

including

the

declaration,

timing,

and
amount, remain subject to consideration and approval by the Corporation’s

Board Directors at the relevant times.
Preferred Stock
The Corporation

has
50,000,000

authorized shares of

preferred stock with

a par value

of $
1.00
, subject to

certain terms. This

stock
may be issued

in series and

the shares of

each series have

such rights and

preferences as are

fixed by the

Board when authorizing

the
issuance of

that particular

series and

are redeemable

at the Corporation’s

option.
No

shares of preferred

stock were

outstanding as

of
December 31, 2023 and 2022.
On

November

30,

2021,

the

Corporation

redeemed

all

of

its
1,444,146

then

outstanding

shares

of

Series

A

through

E

Preferred
Stock for

its liquidation

value of

$
25

per share

totaling $
36.1

million. The

difference

between the

liquidation value

and net

carrying
value was $
1.2

million, which was recorded as

a reduction to retained earnings

in 2021. The redeemed preferred

stock shares were not
listed on any

securities exchange or

automated quotation system.

For the year

ended December 31,

2021, total cash

dividends paid on
shares of preferred stock amounted to $
2.5

million.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
200
Treasury Stock

The following table shows the changes in shares of treasury stock for the years ended

December 31,

2023, 2022 and 2021:
Total

Number of Shares
2023 2022 2021
Treasury stock, beginning of year
40,954,057
21,836,611
4,799,284
Common stock repurchased
14,340,453
19,619,178
16,954,841
Common stock reissued under stock-based compensation plan
(997,339)
(516,840)
-
Restricted stock forfeited
63,133
15,108
82,486
Treasury stock, end of year
54,360,304
40,954,057
21,836,611
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

During the years ended December

31, 2023, 2022, and
2021, the Corporation transferred $
31.1

million, $
30.9

million, and $
28.3

million respectively, to

the legal surplus reserve. FirstBank’s
legal

surplus

reserve,

included

as

part

of

retained

earnings

in

the

Corporation’s

consolidated

statements

of

financial

condition,
amounted to $
199.6

million as of December 31, 2023 and $
168.5

million as of December 31, 2022.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
201
NOTE 18 – ACCUMULATED

OTHER COMPREHENSIVE LOSS

The following

table presents

the changes

in accumulated

other comprehensive

loss for

the years

ended December

31, 2023,

2022,
and 2021:

Changes in Accumulated Other Comprehensive

Loss by Component
(1)
Year Ended December 31,
2023 2022 2021
(In thousands)
Unrealized net holding losses on available-for-sale

debt securities:
Beginning balance $
(805,972)
$
(87,390)
$
55,725

Other comprehensive income (loss)
165,420
(718,582)
(143,115)
Ending balance $
(640,552)
$
(805,972)
$
(87,390)
Adjustment of pension and postretirement

benefit plans:
Beginning balance $
1,194
$
3,391
$
(270)

Other comprehensive income (loss)
188
(2,197)
3,661
Ending balance $
1,382
$
1,194
$
3,391
(1) All amounts presented are net of tax.
The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the years
ended December 31, 2023, 2022, and 2021:

Reclassifications Out of Accumulated Other
Comprehensive Loss
Affected Line Item in the Consolidated
Statements of Income
Year Ended December 31,
2023 2022 2021
(In thousands)
Adjustment of pension and postretirement benefit plans:
Amortization of net loss Other expenses $
17
$
3
$
1
Total before tax $
17
$
3
$
1
Income tax expense

(6)
(1)
-
Total, net of tax $
11
$
2
$
1

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
202
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
31, 2023 and 2022:

December 31, 2023 December 31, 2022
(In thousands)
Changes in projected benefit obligation:
Projected benefit obligation at the beginning of year,

defined benefit pension plans
$
73,508
$
97,867
Interest cost
3,800
2,614
Actuarial loss (gain)
(1)
1,966
(21,265)
Benefits paid
(5,727)
(5,708)
Projected benefit obligation at the end of year,

pension plans
$
73,547
$
73,508
Projected benefit obligation, other postretirement benefit plan
244
182
Projected benefit obligation at the end of year
$
73,791
$
73,690
Changes in plan assets:
Fair value of plan assets at the beginning of year $
77,189
$
103,487
Actual return on plan assets - gain (loss)
5,903
(20,590)
Benefits paid
(5,727)
(5,708)
Fair value of pension plan assets at the end of year
(2)
$
77,365
$
77,189
Net asset, pension plans
3,818
3,681
Net benefit obligation, other postretirement benefit plan
(244)
(182)
Net asset
$
3,574
$
3,499
(1)
For 2022, significant components of the Pension Plans’ actuarial loss

(gain) that changed the benefit obligation were mainly related to updates in discount rates.
(2)
Other postretirement plan did not contain any assets as of

December 31, 2023 and 2022.
The weighted-average

discount rate

used to

determine

the benefit

obligation

as of

December

31, 2023

and

2022, was
5.14
% and
5.43
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

would generate a long-term rate of

return of
5.51
% and
4.80
% as of
December 31, 2023 and 2022. Adjustments are done

by categories, taking into consideration current and future

market conditions. The
Corporation also considered

historical returns on

its plan assets to

review the expected

rate of return. The

investment policy statement
for

the

Pension

Plans

includes

the

following:

(i)

liability

hedging

assets

to

reduce

funded

status

risk,

(ii)

diversified

return

seeking
assets to reduce

equity risk,

and (iii) establishes

different glidepaths

specific for

each plan

to systematically reduce

risk as

the funded
status improves.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
203

The following

table presents

information

for

the plans

with a

projected

benefit obligation

and accumulated

benefit obligation

in
excess of plan assets for the years ended December 31, 2023 and 2022:
December 31, 2023 December 31, 2022
(In thousands)
Projected benefit obligation $
49,793
$
48,501
Accumulated benefit obligation
49,793
48,501
Fair value of plan assets
46,801
46,398
The following table presents the components of net periodic cost (benefit)

for the years ended December 31, 2023, 2022, and 2021:

Affected Line Item
in the Consolidated Year Ended December 31,
Statements of Income 2023 2022 2021
(In thousands)
Net periodic benefit, pension plans:
Interest cost Other expenses
$
3,800
$
2,614
$
2,473
Expected return on plan assets Other expenses
(3,543)
(4,158)
(4,523)
Net periodic cost (benefit), pension plans
257
(1,544)
(2,050)
Net periodic cost, postretirement plan Other expenses
25
8
6
Net periodic cost (benefit)
$
282
$
(1,536)
$
(2,044)
The following table presents the

weighted-average assumptions used to

determine the net periodic cost (benefit)

for the pension and
other postretirement benefit plans for the years ended December 31, 2023,

2022, and 2021:

Year Ended December 31,
2023 2022 2021
Discount rate
5.43%
2.77%
2.36%
Expected return on plan assets
4.80%
4.43%
5.99%

The following table presents the changes in pre-tax accumulated other comprehensive income of the Pension Plans and
Postretirement Benefit Plan for the years ended December 31, 2023, 2022,

and 2021:
Year Ended December 31,
2023 2022 2021
(In thousands)
Accumulated other comprehensive income (loss) at beginning

of year, pension plans
$
1,974
$
5,457
$
(404)
Net gain (loss)

395
(3,483)
5,861
Accumulated other comprehensive income at end of year, pension plans
2,369
1,974
5,457
Accumulated other comprehensive loss at end of year, postretirement plan
(155)
(61)
(29)
Accumulated other comprehensive income at end of year
$
2,214
$
1,913
$
5,428
The following

are the

pre-tax amounts

recognized in

accumulated other

comprehensive income

for the

years ended

December 31,
2023, 2022, and 2021:

Year

Ended December 31,
2023 2022 2021
(In thousands)
Net actuarial gain (loss), pension plans $
395
$
(3,483)
$
5,861
Net actuarial loss, other postretirement benefit plan
(111)
(35)
(2)
Amortization of net loss
17
3
1
Net amount recognized $
301
$
(3,515)
$
5,860

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
204

The Pension Plans asset allocations by asset category are as follows as of the indicated

dates:
December 31, 2023 December 31, 2022
Asset category
Investment in funds
97%
97%
Other
3%
3%
100%
100%
As

of

December

31,

2023

and

2022,

substantially

all

of

the

plan

assets

of

$
77.4

million

and

$
77.2

million,

respectively,

were
invested in common collective trusts, which primarily consist of equity securities,

MBS, corporate bonds and U.S. Treasuries.

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
The Corporation does not expect to contribute to the Pension Plans during

2024.

The Corporation’s

investment policy

with respect

to the

Corporation’s

Pension

Plans is

to optimize,

without undue

risk, the

total
return

on investment

of the

Plan assets

after inflation,

within

a framework

of prudent

and reasonable

portfolio

risk. The

investment
portfolio

is

diversified

in

multiple

asset

classes

to

reduce

portfolio

risk,

and

assets

may

be

shifted

between

asset

classes

to

reduce
volatility when

warranted by projections

of the economic

and/or financial

market environment,

consistent with

Employee Retirement
Income

Security Act

of 1974,

as amended

(ERISA).

As circumstances

and

market conditions

change,

the Corporation’s

target

asset
allocations

may

be

amended

to reflect

the

most

appropriate

distribution

given

the new

environment,

consistent with

the

investment
objectives.

Expected future benefit payments for the plans during the next ten years are as follows:

Amount
(In thousands)
2024
$
6,386
2025
6,060
2026
6,071
2027
5,923
2028
5,692
2029 through 2033
27,144
$
57,276

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
205

Defined Contribution Plan
In

addition,

FirstBank

provides

contributory

retirement

plans

pursuant

to

Section 1081.01

of

the

PR

Tax

Code

for

Puerto

Rico
employees

and

Section 401(k)

of

the

U.S. Internal

Revenue

Code

for

USVI

and

U.S. employees

(the

“Plans”).

Eligible

employees
may participate in the Plans after

completion of
three months

of service for purposes of making

elective deferral contributions and
one
year

of service

with at

least
1,000

hours of

service for

purposes of

sharing in

the Bank’s

matching, qualified

matching, and

qualified
non-elective

contributions.

The

Bank

contributes

a

matching

contribution

of

fifty

cents

for

every

dollar

up

to

the

first
6
%

of

the
participants’

eligible

compensation

that

a

participant

contributes

to

the

Plan

on

a pre-tax basis.
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

Puerto Rico

employees were

permitted to

contribute up

to $
15,000

for each

of
the years ended December 31,

2023, 2022 and 2021

(USVI and U.S. employees -

$
22,500

for 2023, $
20,500

for 2022 and $
19,500

for
2021).

Additional

contributions

to

the

Plans

may

be

voluntarily

made

by

the

Bank

as

determined

by

its

Board

of

Directors.
No
additional

discretionary

contributions were

made for

the years

ended

December 31,

2023, 2022,

and 2021.

The Bank

had

total plan
expenses of $
3.4

million for the year ended December 31, 2023 (2022 - $
3.5

million; 2021 - $
3.5

million).

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
206
NOTE 20 – OTHER NON-INTEREST INCOME

A detail of other non-interest income is as follows for the indicated periods:
Year

Ended December 31,
2023 2022 2021
(In thousands)
Non-deferrable loan fees $
4,412
$
3,167
$
2,990
Mail and cable transmission commissions
3,289
3,100
3,116
Gain from insurance proceeds
379
-
550
Net gain (loss) on equity securities
21
(522)
(102)
Insurance referrals commissions
2,722
2,660
1,162
Gain from sales of fixed assets
(1)
3,514
924
32
Gain recognized from legal settlement
3,600
-
-
Other

7,851
6,521
4,681

Total

$
25,788
$
15,850
$
12,429
(1) See Note 6 - "Premises and Equipment" for additional

information related to gains from sales of fixed assets.
NOTE 21 – OTHER NON-INTEREST EXPENSES

A detail of other non-interest expenses is as follows for the indicated periods:
Year

Ended December 31,
2023 2022 2021
(In thousands)
Supplies and printing $
1,543
$
1,505
$
1,830
Amortization of intangible assets
7,735
8,816
11,407
Servicing and processing fees
5,342
5,343
5,121
Insurance and supervisory fees
9,385
9,354
9,098
Provision for operational losses
3,305
2,518
5,069
Net periodic cost (benefit), pension and other postretirement plans
282
(1,536)
(2,044)
Other

6,074
4,662
4,942

Total

$
33,666
$
30,662
$
35,423

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
207
NOTE 22 –

INCOME TAXES

The Corporation

is subject to Puerto

Rico income tax

on its income

from all sources.

Under the PR Tax

Code, the Corporation

and
its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns. However,

certain subsidiaries
that

are

organized

as limited

liability

companies

with

a

partnership

election

are

treated

as pass-through

entities

for

Puerto

Rico

tax
purposes.

The

Corporation

conducts

business

through

certain

entities

that

have

special

tax

treatments,

including

doing

business
through an

IBE unit

of the

Bank and

through FirstBank

Overseas Corporation,

each of

which are

generally exempt

from Puerto

Rico
income taxation

under the

International Banking

Entity Act

of Puerto

Rico (“IBE

Act”), and

through a

wholly-owned subsidiary

that
engages in certain Puerto Rico qualified investing and lending activities that have certain tax advantages under Act 60 of 2019.
Under

the

PR Tax

Code,

the Corporation

is generally

not entitled

to

utilize

losses from

one

subsidiary

to offset

gains in

another
subsidiary.

Accordingly,

in order

to

obtain

a

tax benefit

from

a

net

operating

loss (“NOL”),

a

particular

subsidiary

must be

able

to
demonstrate

sufficient

taxable

income

within

the

applicable

NOL

carry-forward

period.

Pursuant

to

the

PR

Tax

Code,

the

carry-
forward period for NOLs

incurred during taxable years

that commenced after December

31, 2004 and ended before

January 1, 2013 is
12 years; for NOLs incurred

during taxable years commencing

after December 31, 2012, the carryover

period is 10 years. The PR

Tax
Code

provides

a

dividend

received

deduction

of
100
%

on

dividends

received

from

“controlled”

subsidiaries

subject

to

taxation

in
Puerto

Rico

and
85
%

on

dividends

received

from

other

taxable

domestic

corporations.

In

addition,

the

IBE

unit

of

the

Bank

and
FirstBank

Overseas

Corporation,

which

were

created

under

the

IBE

Act,

have

an

exemption

on

net

income

derived

from

specific
activities identified in such Act. An IBE that operates as a unit of a bank pays income taxes at the corporate standard rates to the extent that the IBE’s net income exceeds
20
% of the bank’s total net taxable income.
Income

tax

expense

also

includes

USVI

income

taxes,

as

well

as

applicable

U.S.

federal

and

state

taxes.

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

The components of income tax expense are summarized below for the indicated periods:
Year

Ended December 31,
2023 2022 2021
(In thousands)
Current income tax expense $
88,467
$
88,296
$
28,469
Deferred income tax expense
6,105
54,216
118,323
Total income

tax expense
$
94,572
$
142,512
$
146,792

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
208

The Corporation maintains an effective tax rate lower than the Puerto

Rico maximum statutory tax rate of
37.5
%. The
differences between the income tax expense applicable to income before the provision for income taxes and the amount computed
by applying the statutory tax rate in Puerto Rico were as follows for the indicated periods:
Year Ended December

31,

2023 2022 2021
Amount
% of Pretax
Income Amount
% of Pretax
Income Amount
% of Pretax
Income
(Dollars in thousands)
Computed income tax at statutory rate $
149,038
37.5
% $
167,844
37.5
% $
160,431
37.5
%
Federal and state taxes
10,008
2.4
%
10,268
2.2
%
7,014
1.6
%
Benefit of net exempt income
(35,153)
(8.8)
%
(31,266)
(7.0)
%
(20,717)
(4.8)
%
Disallowed NOL carryforward resulting from net exempt income
(1)
-
-
%
14,221
3.2
%
8,791
2.0
%
Deferred tax valuation allowance
(1)
-
-
%
(8,410)
(1.9)
%
(13,572)
(3.2)
%
Share-based compensation windfall
(2,134)
(0.5)
%
(1,492)
(0.3)
%
(1,044)
(0.2)
%
Preferential tax treatment on qualified investing and lending activities
(19,125)
(4.8)
%
(4,500)
(1.0)
%
-
-
%
Other permanent differences
(5,138)
(1.3)
%
(3,147)
(0.7)
%
(1,185)
(0.3)
%
Tax return to provision adjustments
(1,709)
(0.4)
%
(519)
(0.1)
%
(406)
(0.1)
%
Other-net
(1,215)
(0.3)
%
(487)
(0.1)
%
7,480
1.7
%

Total income tax expense

$
94,572
23.8
% $
142,512
31.8
% $
146,792
34.2
%
(1) During 2022 the Corporation fully utilized certain NOLs which under the PR Tax Code were disallowed for carryforward purposes; therefore, there was no adjustment in 2023 in the amount of disallowed NOL carryforward and any related deferred tax valuation allowance.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for
financial reporting purposes and their tax bases. Significant components of the Corporation's deferred tax assets and liabilities as of
December 31, 2023 and 2022 were as follows:
As of December 31,
2023 2022
(In thousands)
Deferred tax asset:

NOL and capital loss carryforwards
$
48,633
$
72,485

Allowance for credit losses
102,005
104,014

Alternative Minimum Tax

credits available for carryforward
39,898
40,823

Unrealized loss on OREO valuation
6,360
6,462

Settlement payment-closing agreement
-
7,031

Legal and other reserves
4,059
6,345

Reserve for insurance premium cancellations
824
781

Differences between the assigned values and tax bases of assets and liabilities recognized in purchase business combinations
6,690
5,665

Unrealized loss on available-for-sale debt securities, net
82,944
100,776

Other
7,833
7,722

Total gross deferred tax assets
$
299,246
$
352,104
Deferred tax liabilities:

Servicing assets
9,002
9,786

Pension Plan assets
832
719

Other
97
509

Total gross deferred tax liabilities
9,931
11,014
Valuation

allowance
(139,188)
(185,506)

Net deferred tax asset
$
150,127
$
155,584

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
209
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
management assesses

the relative

merits and

risks of

the appropriate

tax treatment

of transactions

considering statutory,

judicial, and
regulatory guidance.
As

of

December

31,

2023,

the

Corporation

had

a

deferred

tax

asset

of

$
150.1

million,

net

of

a

valuation

allowance

of

$
139.2
million, compared

to a deferred

tax asset of

$
155.6

million, net of

a valuation allowance

of $
185.5

million, as of

December 31, 2022.
The net

deferred tax

asset of

the Corporation’s

banking subsidiary,

FirstBank, amounted

to $
150.1

million as

of December

31, 2023,
net of a valuation

allowance of $
111.4

million, compared to

a net deferred

tax asset of $
155.6

million, net of

a valuation allowance

of
$
149.5

million,

as

of

December

31,

2022.

The

decrease

in

the

valuation

allowance

was

related

primarily

to

changes

in

the

market
value of

available-for-sale

debt securities

and the

expiration of

capital loss

carryforwards,

both which

resulted in

an equal

change in
the

deferred

tax

asset

without

impacting

earnings.

The

Corporation

maintains

a

full

valuation

allowance

for

its

deferred

tax

assets
associated with capital loss carryforwards, NOL carryforwards, and unrealized losses of available-for-sale debt securities.

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

31, 2023, approximately

$
253.9

million of the

deferred tax

assets of the

Corporation are

attributable to temporary
differences

or

tax

credit

carryforwards

that

have

no

expiration

date,

compared

to

$
279.9

million

in

2022.

The

valuation

allowance
attributable to

FirstBank’s

deferred tax

assets of $
111.4

million as

of December

31, 2023

is related

to the

change in

the market

value
of available-for-sale debt securities, NOLs attributable

to the Virgin

Islands jurisdiction, and capital loss carryforwards. The remaining balance of $
27.8

million of the

Corporation’s

deferred tax asset

valuation allowance

non-attributable to

FirstBank is mainly

related to
NOLs at the

holding company

level. The

Corporation will

continue to

provide a valuation

allowance against

its deferred

tax assets in
each applicable tax jurisdiction until the need for

a valuation allowance is eliminated. The need for a valuation allowance is eliminated
when

the Corporation

determines that

it is

more

likely than

not the

deferred

tax assets

will be

realized.

The ability

to recognize

the
remaining deferred tax assets that

continue to be subject to

a valuation allowance will be

evaluated on a quarterly basis

to determine if
there are any significant

events that would affect

the ability to utilize

these deferred tax assets. As

of December 31,

2023, of the $
48.6
million of NOL and capital loss carryforwards

deferred tax assets, $
35.4

million, which are fully valued, have

expiration dates ranging
from year

2024 through

year 2037.

From this

amount,

approximately

$
15.3

million expires

in year

2024 and

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

Section 382 limitation as
any

such

tax

paid

in

the

U.S.

or

USVI

can

be

creditable

against

Puerto

Rico

tax

liabilities

or

taken

as

a

deduction

against

taxable
income. However,

our ability

to reduce

our Puerto

Rico tax

liability through

such a

credit or

deduction depends

on our

tax profile

at
each annual

taxable period,

which is

dependent on

various factors.

For 2023,

2022, and

2021,

FirstBank incurred

current income

tax
expense of approximately

$
9.9

million, $
10.3

million, and $
6.8

million, respectively,

related to its

U.S. operations.

The limitation did
not impact the USVI operations in 2023, 2022, and 2021.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
210
The Corporation

accounts for uncertain

tax positions under

the provisions of

ASC Topic

740. The Corporation’s

policy is to

report
interest and penalties related to unrecognized

tax positions in income tax expense.

As of December 31, 2023, the Corporation

had $
0.2
million of

accrued interest

and penalties

related to

uncertain tax

positions in

the amount

of $
0.8

million that

it acquired

from BSPR,
which,

if

recognized,

would

decrease

the

effective

income

tax

rate

in

future

periods.

During

2023,

a

$
0.3
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

PR Tax

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
211
NOTE 23 –
OPERATING

LEASES
The

Corporation

accounts

for

its

leases

in

accordance

with

ASC

842

“Leases”

(“ASC

Topic

842).

The

Corporation’s

operating
leases are primarily

related to the

Corporation’s

branches. Our

leases mainly have

terms ranging

from
two years

to
30 years
, some of
which

include

options

to

extend

the

leases

for

up

to
ten years
.

Liabilities

to

make

future

lease

payments

are

recorded

in

accounts
payable and

other liabilities,

while ROU

assets are

recorded in

other assets

in the

Corporation’s

consolidated statements

of financial
condition. As of December 31, 2023 and 2022, the Corporation did not classify any of its leases as a finance lease.

Operating lease cost for the

year ended December 31, 2023

amounted to $
17.3

million (2022 - $
18.4

million; 2021 - $
18.2

million),
and is recorded in occupancy and equipment in the consolidated statements

of income.
Supplemental balance sheet information related to leases was as follows as of the indicated dates:

As of December 31,
2023 2022
(Dollars in thousands)
ROU asset $
68,495
$
78,855
Operating lease liability $
71,419
$
81,954
Operating lease weighted-average remaining lease term (in years)
7.0
7.5
Operating lease weighted-average discount rate
2.63%
2.37%
Generally,

the

Corporation

cannot

practically

determine

the interest

rate

implicit

in

the lease.

Therefore,

the Corporation

uses

its
incremental

borrowing

rate

as

the

discount

rate

for

the

lease.

See

Note

1

–

“Nature

of

Business

and

Summary

of

Significant
Accounting Policies” for information on how the Corporation determines its incremental borrowing rate.

Supplemental cash flow information related to leases was as follows:
Year Ended

December 31,
2023 2022 2021
(In thousands)
Operating cash flow from operating leases
(1)
$
17,307
$
18,202
$
19,328
ROU assets obtained in exchange for operating lease liabilities

(2) (3)
$
4,960
$
5,744
$
5,833
(1)
Represents cash paid for amounts included in the measurement of operating lease liabilities.
(2)
Represents non-cash activity and, accordingly,

is not reflected in the consolidated statements of cash flows.
(3)
For the years ended December 31, 2023, 2022 and 2021 excludes

$
0.1

million, $
3.0

million, and $
1.3

million, respectively, of lease terminations.

Maturities under operating lease liabilities as of December 31, 2023,

were as follows:
Amount
(In thousands)
2024 $
17,000
2025
15,942
2026
14,839
2027
6,768
2028
5,507
2029 and after
19,274
Total lease payments
79,330
Less: imputed interest
(7,911)
Total present value

of lease liability
$
71,419

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
212

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

2023 and

2022, all

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
residential

mortgage

loan

are

set

prior

to

funding.

Under

the

agreement,

the

Corporation

commits

to

lend

funds

to

a

potential
borrower, generally on a fixed rate basis, regardless

of whether interest rates change in the market.
Interest

Rate

Swaps

–

An

interest

rate

swap

is

an

agreement

between

two

entities

to

exchange

cash

flows

in

the

future.

The
agreements consist

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

STATEMENTS – (Continued)
213

The following table summarizes for derivative instruments their notional amounts, fair values and location in the consolidated
statements of financial condition as of the indicated dates:
Asset Derivatives Liability Derivatives
Notional Amounts (1)
Statements of Financial
Condition Location
Fair Value
Statements of Financial Condition
Location
Fair Value
December 31, December 31, December 31,
2023 2022 2023 2022 2023 2022
(In thousands)
Undesignated economic hedges:
Interest rate contracts:

Interest rate swap agreements

$
8,969
$
9,290
Other assets $
283
$
313
Accounts payable and other liabilities $
255
$
278

Written interest rate cap agreements

-

14,500
Other assets
-
-
Accounts payable and other liabilities
-
197

Purchased interest rate cap agreements

-

14,500
Other assets
-
199
Accounts payable and other liabilities
-
-

Interest rate lock commitments
2,252
3,225
Other assets
58
63
Accounts payable and other liabilities
-
-
Forward Contracts:

Sales of TBA GNMA MBS pools
7,000
11,000
Other assets
-
58
Accounts payable and other liabilities
62
1
$
18,221
$
52,515
$
341
$
633
$
317
$
476
(1) Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The following table summarizes the effect of derivative

instruments on the consolidated statements of income for the indicated
periods:
Gain (Loss)
Location of Gain (Loss) Year Ended
on Derivatives Recognized in December 31,
Statements of Income 2023 2022 2021
(In thousands)
Undesignated economic hedges:

Interest rate contracts:

Interest rate swap agreements

Interest income - loans $
(7)
$
28
$
24

Written and purchased interest rate cap agreements
Interest income - loans
(1)
2
-

Interest rate lock commitments
Mortgage banking activities
(74)
(322)
(687)

Forward contracts:

Sales of TBA GNMA MBS pools
Mortgage banking activities
(119)
135
114

Forward loan sales commitments
Mortgage banking activities
-
(20)
-

Total loss on derivatives
$
(201)
$
(177)
$
(549)
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
As of

December 31,

2023 and

2022, the

Corporation had

not entered

into any

derivative instrument

containing credit

-risk-related
contingent features.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
214

Credit and Market Risk of Derivatives
The

Corporation

uses

derivative

instruments

to

manage

interest

rate

risk.

By

using

derivative

instruments,

the

Corporation

is
exposed to credit and market risk.

If the

counterparty fails

to perform,

credit risk

is equal

to the

extent of

the Corporation’s

fair value

gain on

the derivative.

When
the fair value of

a derivative instrument contract

is positive, this generally

indicates that the counterparty

owes the Corporation which,
therefore, creates a credit

risk for the Corporation.

When the fair value

of a derivative instrument

contract is negative, the

Corporation
owes the counterparty.

The Corporation minimizes

its credit risk in

derivative instruments by

entering into transactions with

reputable
broker

dealers

(
i.e.,
financial

institutions)

that

are

reviewed

periodically

by

the

Management

Investment

and

Asset

Liability
Committee

of the

Corporation

(the “MIALCO”)

and

by the

Corporation’s

Board

of Directors.

The Corporation

also has

a policy

of
requiring

that

all

derivative

instrument

contracts

be

governed

by

an

International

Swaps

and

Derivatives

Association

Master
Agreement, which

includes a

provision for

netting. The

Corporation has

a policy

of diversifying

derivatives counterparties

to reduce
the

consequences

of

counterparty

default.

The

cumulative

mark-to-market

effect

of

credit

risk

in

the

valuation

of

derivative
instruments in 2023, 2022, and 2021 was immaterial.

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

As of

December

31, 2023

and

2022,

derivatives were

overcollateralized.

See Note

12
–

“Securities

Sold
Under

Agreements

to

Repurchase

(“Repurchase

Agreements”)”

for

information

on

rights

of

set-off

associated

to

assets

sold

under
agreements to repurchase.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
215
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

Following is a

description of the

valuation methodologies

used for instruments

measured at fair

value on a

recurring basis, as

well as
the classification of

such instruments pursuant

to the fair value

hierarchy.

There were no

transfers of assets and

liabilities measured

at
fair value between Level 1 and Level 2 measurements during the years ended December 31, 2023 and 2022.
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

(Level 2)

and takes
into consideration

the credit

risk component

of paying

counterparties, when

appropriate. On

interest rate

caps, only

the seller's

credit
risk is considered. The Corporation

valued the interest rate swaps and

caps using a discounted cash flow

approach based on the related
reference rate for each cash flow.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
216

Assets and liabilities measured at fair value on a recurring basis are summarized below as of

December 31,

2023 and 2022:
As of December 31,

2023
As of December 31, 2022
Fair Value Measurements Using

Fair Value Measurements Using

Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
(In thousands)
Assets:
Debt securities available for sale:
U.S. Treasury securities $
135,393
$
-
$
-
$
135,393
$
138,875
$
-
$
-
$
138,875
Noncallable U.S. agencies debt securities
-
433,437
-
433,437
-
389,787
-
389,787
Callable U.S. agencies debt securities
-
1,874,960
-
1,874,960
-
1,963,566
-
1,963,566
MBS
-
2,779,994
4,785
(1)
2,784,779
-
3,098,797
5,794
(1)
3,104,591
Puerto Rico government obligations
-
-
1,415
1,415
-
-
2,201
2,201
Other investments
-
-
-
-
-
-
500
500
Equity securities
4,893
-
-
4,893
4,861
-
-
4,861
Derivative assets
-
341
-
341
-
633
-
633
Liabilities:
Derivative liabilities
-
317
-
317
-
476
-
476
(1) Related to private label MBS.

The table

below presents

a reconciliation

of the

beginning and

ending balances

of all

assets measured

at fair

value on

a recurring
basis using significant unobservable inputs (Level 3) for the years ended

December 31, 2023, 2022, and 2021:
Securities Available for Sale
(1)
Level 3 Instruments Only

2023 2022 2021
(In thousands)
Beginning balance $
8,495
$
11,084
$
11,977

Total (losses) gains:

Included in other comprehensive income (loss) (unrealized)
(750)
(401)
1,281

Included in earnings (unrealized)
(2)
(20)
434
136

Purchases
-
-
1,000

Other
(3)
(1,525)
(2,622)
(3,310)
Ending balance $
6,200
$
8,495
$
11,084
(1)

Amounts mostly related to private label MBS.
(2)

Changes in unrealized gains included in earnings were recognized within provision for credit losses - expense (benefit) and relate

to assets still held as of the reporting date.
(3)

Mainly includes principal repayments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
217

The tables below present quantitative information for significant assets measured at fair value on a recurring basis using
significant unobservable inputs (Level 3) as of December 31,

2023 and 2022:
December 31,

2023
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average
Minimum

Maximum
(Dollars in thousands)
Available-for-sale

debt securities:

Private label MBS
$
4,785
Discounted cash flows Discount rate
16.1%
16.1%
16.1%
Prepayment rate
0.0%
6.9%
3.7%
Projected cumulative loss rate
0.1%
10.9%
4.2%

Puerto Rico government obligations
$
1,415
Discounted cash flows Discount rate
14.1%
14.1%
14.1%
Projected cumulative loss rate
25.8%
25.8%
25.8%

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

a pass-through

MBS guaranteed

by the

PRHFA.

A significant

increase
(decrease) in

the assumed

rate would

lead to

a (lower)

higher fair

value estimate.

See Note

3 –

“Debt Securities”

for information

on
the methodology used to calculate the fair value of these debt securities.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
218
Additionally, fair value

is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP.

As of December 31, 2023, the Corporation recorded losses or valuation adjustments for assets recognized at fair value on a non-
recurring basis and still held at December 31, 2023, as shown in the following table:
Carrying value as of December 31,

Related to losses recorded for the Year Ended
December 31,

2023 2022 2021 2023 2022 2021
(In thousands)
Level 3:
Loans receivable
(1)
$
15,609
$
11,437
$
31,534
$
(1,839)
$
(736)
$
(5,466)
OREO
(2)
3,218
5,461
9,126
(416)
(917)
(48)
Premises and equipment
(3)
-
1,242
-
-
(218)
-
Level 2:
Loans held for sale
(4)
$
-
$
12,306
$
-
$
-
$
(106)
$
-
(1)
Consists mainly

of collateral dependent

commercial and construction

loans. The Corporation

generally measured losses

based on

the fair

value of the

collateral. The Corporation

derived the fair

values from external
appraisals that took into

consideration prices in observed transactions

involving similar assets in

similar locations but adjusted for

specific characteristics and assumptions of

the collateral (e.g., absorption rates),

which
are not market observable. The haircuts applied on appraisals ranged from
16
% to
20
%.
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

to the
OREO portfolio. The haircuts applied on appraisals ranged from
1
% to
28
%.
(3)
Relates to a banking facility reclassified to held-for-sale and measured at the fair value of the collateral.

(4) The Corporation derived the fair value of these loans based on published secondary market prices of MBS with similar characteristics.

Qualitative information regarding the fair value measurements for Level 3 financial instruments as of December 31, 2023 are as
follows:
December 31, 2023
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

STATEMENTS – (Continued)
219

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial
instruments as of December 31,

2023 and 2022:
Total Carrying Amount
in Statement of
Financial Condition as
of December 31,

2023
Fair Value Estimate as

of
December 31,

2023
Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money market investments (amortized cost)
$
663,164
$
663,164
$
663,164
$
-
$
-
Available-for-sale debt

securities (fair value)
5,229,984
5,229,984
135,393
5,088,391
6,200
Held-to-maturity debt securities:

Held-to-maturity debt securities (amortized cost)
354,178

Less: ACL on held-to-maturity debt securities
(2,197)

Held-to-maturity debt securities, net of ACL
$
351,981
346,132
-
235,239
110,893
Equity securities (amortized cost)
44,782
44,782
-
44,782
(1)
-
Other equity securities (fair value)
4,893
4,893
4,893
-
-
Loans held for sale (lower of cost or market)
7,368
7,476
-
7,476
-
Loans held for investment:

Loans held for investment (amortized cost)
12,185,483

Less: ACL for loans and finance leases
(261,843)

Loans held for investment, net of ACL
$
11,923,640
11,762,855
-
-
11,762,855
MSRs (amortized cost)
26,941
45,244
-
-
45,244
Derivative assets (fair value)

(2)
341
341
-
341
-
Liabilities:
Deposits (amortized cost) $
16,555,985
$
16,565,435
$
-
$
16,565,435
$
-
Advances from the FHLB (amortized cost):

Long-term
500,000
500,522
-
500,522
-
Other long-term borrowings (amortized cost)
161,700
159,999
-
-
159,999
Derivative liabilities (fair value)

(2)
317
317
-
317
-
(1) Includes FHLB stock with a carrying value of $
34.6

million, which is considered restricted.
(2) Includes interest rate swap agreements, interest rate caps, forward contracts, and interest rate lock commitments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
220

Total Carrying
Amount in Statement
of Financial Condition
as of December 31,
2022
Fair Value Estimate as

of
December 31, 2022 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money market investments (amortized cost)
$
480,505
$
480,505
$
480,505
$
-
$
-
Available-for-sale debt

securities (fair value)
5,599,520
5,599,520
138,875
5,452,150
8,495
Held-to-maturity debt securities:

Held-to-maturity debt securities (amortized cost)
437,537

Less: ACL on held-to-maturity debt securities
(8,286)

Held-to-maturity debt securities, net of ACL
$
429,251
427,115
-
260,106
167,009
Equity securities (amortized cost)
50,428
50,428
-
50,428
(1)
-
Other equity securities (fair value)
4,861
4,861
4,861
-
-
Loans held for sale (lower of cost or market)
12,306
12,306
-
12,306
-
Loans held for investment:

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
221
NOTE 26 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition

In accordance with

ASC Topic

606, “Revenue from

Contracts with Customers” (“ASC

Topic

606”), revenues are

recognized when
control

of

promised

goods

or

services

is

transferred

to

customers

and

in

an

amount

that

reflects

the

consideration

to

which

the
Corporation expects to be

entitled in exchange for those

goods or services. At contract

inception, once the contract is

determined to be
within the

scope of

ASC Topic

606, the

Corporation assesses

the goods

or services

that are

promised within

each contract,

identifies
the

respective

performance

obligations,

and

assesses

whether

each

promised

good

or

service

is

distinct.

The

Corporation

then
recognizes

as revenue

the amount

of the

transaction price

that is

allocated to

the respective

performance obligation

when (or

as) the
performance obligation is satisfied.
Disaggregation of Revenue

The

following

tables

summarize

the

Corporation’s

revenue,

which

includes

net

interest

income

on

financial

instruments

that

is
outside

of

ASC

Topic

606

and

non-interest

income,

disaggregated

by

type

of

service

and

business

segment

for

the

years

ended
December 31, 2023, 2022 and 2021:

Year Ended December

31, 2023
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial and
Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income loss
(1)
$
78,710
$
575,436
$
54,658
$
(13,916)
$
79,423
$
22,799
$
797,110
Service charges and fees on deposit accounts
-
21,207
13,289
-
649
2,897
38,042
Insurance commission income
-
11,906
-
-
202
655
12,763
Card and processing income
-
40,177
98
-
99
3,535
43,909
Other service charges and fees
288
5,592
3,723
-
2,484
855
12,942
Not in scope of ASC Topic

606

(1)
11,112
4,359
4,167
2,038
3,263
99
25,038

Total non-interest income
11,400
83,241
21,277
2,038
6,697
8,041
132,694
Total Revenue $
90,110
$
658,677
$
75,935
$
(11,878)
$
86,120
$
30,840
$
929,804

Year Ended December

31, 2022
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial and
Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income
(1)
$
98,920
$
442,624
$
109,822
$
39,600
$
80,485
$
23,842
$
795,293
Service charges and fees on deposit accounts
-
21,906
12,412
-
607
2,898
37,823
Insurance commission income
-
12,733
-
-
15
995
13,743
Card and processing income
-
35,683
1,568
-
67
3,098
40,416
Other service charges and fees
341
4,558
3,397
-
2,113
684
11,093
Not in scope of ASC Topic

606

(1)
15,609
3,577
812
(74)
58
35
20,017

Total non-interest income

(loss)
15,950
78,457
18,189
(74)
2,860
7,710
123,092
Total Revenue $
114,870
$
521,081
$
128,011
$
39,526
$
83,345
$
31,552
$
918,385

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
222

Year Ended December

31, 2021
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial and
Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income
(1)
$
104,638
$
281,703
$
191,917
$
59,331
$
65,967
$
26,373
$
729,929
Service charges and fees on deposit accounts
-
20,083
11,807
-
555
2,839
35,284
Insurance commission income
-
11,166
-
-
114
665
11,945
Card and processing income
-
32,639
1,161
-
51
2,657
36,508
Other service charges and fees
771
4,185
2,641
-
1,844
556
9,997
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

2023,

2022,

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

2023,

2022,

and

2021,

the

Corporation

recognized

contingent

commission

income

at

the

time

that

payments

were
confirmed and constraints

were released of

$
2.5

million, $
3.2

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
223
The

Corporation

offers

products,

primarily

credit

cards,

that

offer

various

rewards

to

reward

program

members,

such

as

airline
tickets, cash, or

merchandise, based

on account

activity.

The Corporation

generally recognizes the

cost of rewards

as part of

business
promotion

expenses when

the rewards

are earned

by the

customer and,

at that

time, records

the corresponding

reward liability.

The
Corporation

determines

the

reward

liability

based

on

points

earned

to

date

that

the

Corporation

expects

to

be

redeemed

and

the
average

cost

per

point

redemption.

The

reward

liability

is

reduced

as

points

are

redeemed.

In

estimating

the

reward

liability,

the
Corporation considers historical

reward redemption behavior,

the terms of the

current reward program,

and the card purchase

activity.

The reward liability

is sensitive to

changes in the

reward redemption

type and redemption

rate, which is

based on the

expectation that
the

vast

majority

of

all points

earned

will eventually

be

redeemed.

The reward

liability,

which

is included

in other

liabilities in

the
consolidated statements of financial condition, totaled $
8.9

million and $
9.2

million as of December 31, 2023 and 2022, respectively.
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
Contract Balances
As of December

31, 2023 and

2022, there were
no

contract assets recorded

on the Corporation’s

consolidated financial

statements.
Moreover, the balances of contract liabilities as of such

dates were not significant.
Other

The Corporation

also did

not have

any material contract

acquisition costs

and did

not make

any significant

judgments or

estimates
in recognizing revenue for financial reporting purposes.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
224
NOTE 27 – SEGMENT INFORMATION
Based

upon

the

Corporation’s

organizational

structure

and

the

information

provided

to

the

Chief

Executive

Officer

and
management, the

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
The

Mortgage

Banking

segment

consists

of

the

origination,

sale,

and

servicing

of

a

variety

of

residential

mortgage

loans.

The
Mortgage

Banking

segment

also

acquires

and

sells

mortgages

in

the

secondary

markets.

The

Consumer

(Retail)

Banking

segment
consists

of

the Corporation’s

consumer

lending

and deposit

-taking

activities

conducted

mainly

through

its branch

network

and loan
centers. The Commercial and

Corporate Banking segment

consists of the Corporation’s

lending and other services

for large customers
represented

by specialized

and middle-market

clients and

the public

sector.

The Commercial

and Corporate

Banking segment

offers
commercial loans,

including commercial

real estate

and construction

loans, and

floor plan financings,

as well

as other

products, such
as cash

management and

business management

services. The

Treasury

and Investments

segment is

responsible for

the Corporation’s
investment

portfolio

and

treasury

functions

that

are

executed

to

manage

and

enhance

liquidity.

This

segment

lends

funds

to

the
Commercial

and

Corporate

Banking,

the

Mortgage

Banking,

the

Consumer

(Retail)

Banking,

and

the

United

States

Operations
segments

to

finance

their

lending

activities

and

borrows

from

those

segments.

The

Consumer

(Retail)

Banking

segment

also

lends
funds to

other segments.

The interest

rates charged

or credited

by the

Treasury

and Investments

and the

Consumer (Retail)

Banking
segments are

allocated based

on market

rates. The

difference between

the allocated

interest income

or expense

and the Corporation’s
actual

net

interest income

from

centralized

management

of funding

costs is

reported

in the

Treasury

and Investments

segment.

The
United States

Operations segment

consists of

all banking

activities conducted

by FirstBank

in the

United States

mainland,

including
commercial and consumer banking

services. The Virgin

Islands Operations segment consists of all

banking activities conducted by the
Corporation in the USVI and the BVI, including commercial and consumer banking services.

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

Mortgage
Banking
Consumer (Retail)
Banking
Commercial
and Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Year Ended December

31, 2023
Interest income $
126,625
$
354,970
$
265,395
$
116,382
$
132,490
$
27,624
$
1,023,486
Net (charge) credit for transfer of funds
(47,915)
356,262
(210,737)
(93,405)
(4,205)
-
-
Interest expense
-
(135,796)
-
(36,893)
(48,862)
(4,825)
(226,376)
Net interest income (loss)
78,710
575,436
54,658
(13,916)
79,423
22,799
797,110
Provision for credit losses - (benefit) expense
(7,531)
65,887
(6,189)
20
8,687
66
60,940
Non-interest income
11,400
83,241
21,277
2,038
6,697
8,041
132,694
Direct non-interest expenses
23,469
173,158
39,718
3,799
34,682
27,900
302,726

Segment income (loss)
$
74,172
$
419,632
$
42,406
$
(15,697)
$
42,751
$
2,874
$
566,138
Average earnings assets $
2,143,179
$
3,295,486
$
3,780,195
$
6,186,018
$
2,072,292
$
389,489
$
17,866,659

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
225

Mortgage
Banking
Consumer (Retail)
Banking
Commercial
and Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Year Ended December

31, 2022
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
430,499
$
19,235,941

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:
Year Ended

December 31,
2023 2022 2021
(In thousands)
Net income:

Total income for segments

$
566,138
$
602,868
$
620,011
Other operating expenses

(1)
168,702
155,284
192,194
Income before income taxes
397,436
447,584
427,817
Income tax expense
94,572
142,512
146,792

Total consolidated net income
$
302,864
$
305,072
$
281,025
Average assets:
Total average earning assets for segments

$
17,866,659
$
18,516,894
$
19,235,941
Average non-earning assets

839,764
861,755
1,067,092

Total consolidated average assets
$
18,706,423
$
19,378,649
$
20,303,033
(1)
Expenses pertaining to corporate administrative functions that support the operating segment, but are not specifically attributable to or managed by any segment, are not included in the
reported financial results of the operating segments. The

unallocated corporate expenses include certain general and administrative expenses and related depreciation and amortization
expenses.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
226

The following table presents revenues (interest income plus non-interest income) and selected balance sheet data by geography based on the location in which the transaction was originated as of the indicated dates:
2023 2022 2021
(In thousands)
Revenues:

Puerto Rico
$
981,328
$
855,441
$
795,166

United States
139,187
97,642
86,157

Virgin Islands
35,665
32,623
34,549

Total consolidated revenues
$
1,156,180
$
985,706
$
915,872
Selected Balance Sheet Information:
Total assets:

Puerto Rico
$
16,308,000
$
16,020,987
$
18,175,910

United States
2,141,427
2,213,333
2,189,440

Virgin Islands
460,122
400,164
419,925
Loans:

Puerto Rico
$
9,745,872
$
9,097,013
$
8,755,434

United States
2,022,261
2,088,351
1,948,716

Virgin Islands
424,718
379,767
391,663
Deposits:

Puerto Rico
(1)
$
13,429,303
$
12,933,570
$
14,113,874

United States
(2)
1,631,402
1,623,725
1,928,749

Virgin Islands
1,495,280
1,586,172
1,742,271
(1) For 2023, 2022, and 2021, includes $
420.2

million, $
1.4

million, and $
34.2

million, respectively, of brokered CDs

allocated to Puerto Rico operations.
(2) For 2023, 2022, and 2021 includes $
363.1

million, $
104.4

million, and $
66.2

million, respectively, of brokered CDs

allocated to United States operations.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
227
NOTE 28 – SUPPLEMENTAL

STATEMENT

OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information is as follows for the indicated

periods:

Year Ended

December 31,

2023 2022 2021
(In thousands)
Cash paid for:

Interest

$
207,829
$
65,986
$
68,668

Income tax

109,512
51,798
15,477

Operating cash flow from operating leases
17,307
18,202
19,328
Non-cash investing and financing activities:

Additions to OREO
22,649
15,350
19,348

Additions to auto and other repossessed assets
66,796
45,607
33,408

Capitalization of servicing assets
2,240
3,122
5,194

Loan securitizations
122,732
141,909
191,434

Loans held for investment transferred to held for sale
3,451
4,632
33,010

ROU assets obtained in exchange for operating lease liabilities,

net of lease terminations
4,861
2,733
4,553
Acquisition
(1)
:

Consideration
$
-
$
-
$
584

Fair value of assets acquired
-
-
605
(1)
Relates to the fair value estimate update performed within one year of the closing of the BSPR acquisition (measurement period adjustments),

in accordance with ASC 805.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
228
NOTE 29 – REGULATORY

MATTERS, COMMITMENTS

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

31, 2023 and

2022, the Corporation

and FirstBank exceeded

the minimum regulatory

capital ratios
for

capital

adequacy

purposes

and

FirstBank

exceeded

the

minimum

regulatory

capital

ratios

to

be

considered

a

well-capitalized
institution under

the regulatory framework

for prompt corrective

action. As of

December 31, 2023,

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
229
The regulatory capital position

of the Corporation and

FirstBank as of December

31, 2023 and 2022,

which reflects the delay in

the
full effect of CECL on regulatory capital, were as follows:

Regulatory Requirements
Actual For Capital Adequacy Purposes
To be Well

-Capitalized
Thresholds

Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
As of December 31, 2023
Total Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,403,319
18.57
% $
1,035,589
8.0
% N/A N/A

FirstBank
$
2,376,003
18.36
% $
1,035,406
8.0
% $
1,294,257
10.0
%
CET1 Capital (to Risk-Weighted Assets)

First BanCorp.
$
2,084,432
16.10
% $
528,519
4.5
% N/A N/A

FirstBank
$
2,113,995
16.33
% $
582,416
4.5
% $
841,267
6.5
%
Tier I Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,084,432
16.10
% $
776,692
6.0
% N/A N/A

FirstBank
$
2,213,995
17.11
% $
776,554
6.0
% $
1,035,406
8.0
%
Leverage ratio

First BanCorp.
$
2,084,432
10.78
% $
773,615
4.0
% N/A N/A

FirstBank
$
2,213,995
11.45
% $
773,345
4.0
% $
966,682
5.0
%
As of December 31, 2022
Total Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,385,866
19.21
% $
993,405
8.0
% N/A N/A

FirstBank
$
2,346,093
18.90
% $
993,264
8.0
% $
1,241,580
10.0
%
CET1 Capital (to Risk-Weighted Assets)

First BanCorp.
$
2,052,333
16.53
% $
558,790
4.5
% N/A N/A %

FirstBank
$
2,090,832
16.84
% $
558,711
4.5
% $
807,027
6.5
%
Tier I Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,052,333
16.53
% $
745,054
6.0
% N/A N/A

FirstBank
$
2,190,832
17.65
% $
744,948
6.0
% $
993,264
8.0
%
Leverage ratio

First BanCorp.
$
2,052,333
10.70
% $
767,075
4.0
% N/A N/A

FirstBank
$
2,190,832
11.43
% $
766,714
4.0
% $
958,392
5.0
%
Cash Restrictions
Cash and

cash

equivalents

include

amounts

segregated

for

regulatory

purposes.

The

Corporation’s

bank

subsidiary,

FirstBank,

is
required

by

the

Puerto

Rico

Banking

Law

to

maintain

minimum

average

weekly

reserve

balances

to

cover

demand

deposits.

The
amount of those minimum average weekly reserve

balances for the period that ended December 31, 2023

was $
1.0

billion (2022 - $
1.1
billion).

As

of

December 31,

2023

and

2022,

the

Bank

complied

with

the

requirement.

Cash

and

due

from

banks

as

well

as

other
highly liquid securities are used to cover the required average reserve balances.
As of December

31, 2023, and

as required by

the Puerto Rico

International Banking

Law,

the Corporation maintained

$
0.3

million
in time deposits, related to FirstBank Overseas Corporation, an international banking entity that is a subsidiary of FirstBank.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
230
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

2023 and

2022, were
not significant.

The following table summarizes commitments to extend credit and standby letters of credit as of the indicated dates:
December 31,

2023 2022
(In thousands)
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit:

Construction undisbursed funds
$
234,974
$
170,639

Unused credit card lines

882,486
936,231

Unused personal lines of credit

38,956
41,988

Commercial lines of credit

862,963
761,634

Letters of credit:

Commercial letters of credit
69,543
68,647

Standby letters of credit
8,313
9,160

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
231
Contingencies
As of

December 31,

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
excess

of

any

accrual)

will

be

incurred

in

connection

with

any

legal

contingencies,

the

Corporation

discloses

an

estimate

of

the
possible loss or

range of loss,

either individually or

in the aggregate,

as appropriate, if

such an estimate can

be made, or

discloses that
an estimate cannot be made. Based on the Corporation’s

assessment as of December 31, 2023, no such disclosures were necessary.
On

November

16,

2023,

the

FDIC

approved

a

final

rule

to

implement

a

special

assessment

to

recover

the

loss

to

the

Deposit
Insurance

Fund

associated

with

protecting

uninsured

depositors

following

the

closure

of

Silicon

Valley

Bank

and

Signature

Bank
during the

first half

of 2023.

Under the

final rule,

the FDIC

will collect

the special

assessment at

quarterly rate

of 3.36

basis points,
beginning with the

first quarterly assessment

period of 2024

(i.e, January 1

through March 31,

2024) with an

invoice payment date

of
June 28, 2024,

and will continue to

collect special assessments

for an anticipated

total of eight quarterly

assessment periods. The

base
for the

special assessment

is equal

to the

estimated uninsured

deposits reported

for the

December 31,

2022 reporting

period, adjusted
to exclude

the first $5

billion of such

amount. In

association with this

final rule

and as required

by ASC Topic

450, “Contingencies,”
during the

fourth quarter

of 2023,

the Corporation

recorded a

charge of

$
6.3

million in

the consolidated

statements of

income as

part
of “FDIC deposit insurance expenses”, which reflects the expected total payment to be made to the FDIC as of December 31, 2023.

On

February

23,

2024,

the

FDIC

informed

that

the

estimated

loss

attributable

to

the

protection

of

uninsured

depositors

of

the
aforementioned

failed

institutions

is

$20.4

billion,

an

increase

of

approximately

$4.1

billion

from

the

estimate

of

$16.3

billion
described

in

the

final

rule.

The

FDIC

retains

the

ability

to

cease

collection

early,

extend

the

special

assessment

collection

period
beyond

the

eight-quarter

collection

period,

or

impose

an

additional

shortfall

special

assessment

on

a

one-time

basis

after

the
receiverships for

the two banks

are terminated.

The collection period

may change due

to updates to

the estimated loss

pursuant to

the
systemic

risk

determination

or

if

assessments

collected

change

due

to

corrective

amendments

to

the

amount

of

uninsured

deposits
reported for

the December

31, 2022

reporting period.

The FDIC

will provide

any updates

on the

estimated loss

and collection

period
for the special assessment

with the first quarter

2024 special assessment invoice,

released in June 2024.

As of December 31, 2023,

the
Corporation

cannot

reasonably

estimate

the

additional

impact

on

the

initial

estimate

of

the

special

assessment,

as

such

estimate

is
dependent on the progress of liquidation efforts of the failed institutions.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
232
NOTE 30 – FIRST BANCORP.

(HOLDING COMPANY

ONLY) FINANCIAL

INFORMATION
The following

condensed financial information

presents the financial

position of

First BanCorp.

at the holding

company level only
as of December

31, 2023 and

2022, and the

results of its operations

and cash flows

for the years

ended December

31, 2023, 2022

and
2021:

Statements of Financial Condition
As of December 31,

2023 2022
(In thousands)
Assets
Cash and due from banks $
11,452
$
19,279
Other investment securities
825
735
Investment in First Bank Puerto Rico, at equity
1,627,172
1,464,026
Investment in First Bank Insurance Agency,

at equity
24,948
28,770
Investment in FBP Statutory Trust I
1,289
1,951
Investment in FBP Statutory Trust II
3,561
3,561
Dividends receivable
713
624
Other assets
476
430

Total assets
$
1,670,436
$
1,519,376
Liabilities and Stockholders’ Equity
Liabilities:
Long-term borrowings

$
161,700
$
183,762
Accounts payable and other liabilities
11,127
10,074

Total liabilities
172,827
193,836
Stockholders’ equity
1,497,609
1,325,540

Total liabilities and stockholders’

equity
$
1,670,436
$
1,519,376

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
233

Statements of Income

Year

Ended December 31,
2023 2022 2021
(In thousands)
Income

Interest income on money market investments

$
228
$
79
$
51

Dividend income from banking subsidiaries
319,683
368,670
98,060

Dividend income from non-banking subsidiaries
12,000
-
30,000

Gain on early extinguishment of debt
1,605
-
-

Other income
406
248
154

Total income
333,922
368,997
128,265
Expense

Interest expense on long-term borrowings
13,535
8,253
5,135

Other non-interest expenses
1,817
1,730
1,929

Total expense
15,352
9,983
7,064
Income before income taxes and equity

in undistributed earnings of subsidiaries
318,570
359,014
121,201
Income tax expense
3,126
3,448
2,854
Equity in undistributed earnings of subsidiaries

(distribution in excess of earnings)
(12,580)
(50,494)
162,678
Net income $
302,864
$
305,072
$
281,025
Other comprehensive income (loss), net of tax
165,608
(720,779)
(139,454)
Comprehensive income (loss) $
468,472
$
(415,707)
$
141,571

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
234

Statements of Cash Flows
Year Ended December 31,

2023 2022 2021
(In thousands)
Cash flows from operating activities:
Net income $
302,864
$
305,072
$
281,025
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation

145
148
149
Equity in undistributed earnings of subsidiaries
12,580
50,494
(162,678)
Gain on early extinguishment of debt
(1,605)
-
-
Net (increase) decrease in other assets
(146)
(688)
1,657
Net increase in other liabilities
1,127
1,545
3,578
Net cash provided by operating activities
314,965
356,571
123,731
Cash flows from investing activities:
Purchase of equity securities
(90)
(450)
-
Return of capital from wholly-owned subsidiaries
(1)
-
8,000
200,000
Net cash (used in) provided by investing activities
(90)
7,550
200,000
Cash flows from financing activities:
Repurchase of common stock
(203,241)
(277,769)
(216,522)
Repayment of junior subordinated debentures
(19,795)
-
-
Dividends paid on common stock
(99,666)
(87,824)
(65,021)
Dividends paid on preferred stock
-
-
(2,453)
Redemption of preferred stock - Series A through E
-
-
(36,104)

Net cash used in financing activities
(322,702)
(365,593)
(320,100)
Net (decrease) increase in cash and cash equivalents
(7,827)
(1,472)
3,631
Cash and cash equivalents at beginning of the year
19,279
20,751
17,120
Cash and cash equivalents at end of year $
11,452
$
19,279
$
20,751
Cash and cash equivalents include:
Cash and due from banks $
11,452
$
19,279
$
20,751
Money market instruments
-
-
-
$
11,452
$
19,279
$
20,751
(1) During 2022 and 2021, FirstBank, a wholly-owned subsidiary of First BanCorp., redeemed
0.3

million and
8

million shares of its preferred stock,
respectively, for a total price of approximately $
8.0

million and $

million, respectively.

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

by this Form 10-K. Based

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

Part

II,

Item

8

of

this

Form

10-K

and
incorporated herein by reference.

The effectiveness of the Corporation’s

internal control over financial reporting as of December

31, 2023 has been audited by Crowe
LLP,

an independent

registered public

accounting firm,

as stated

in their

report included

in Part

II, Item

8 of

this Annual

Report on
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
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
During

the

quarter

ended

December

31,

2023,

none

of

the

Company’s

directors

or

officers

(as

defined

in

Rule

16a-1(f)

of

the
Exchange Act) adopted

or
terminated

a “Rule 10b5-1 trading

arrangement” or “
non-Rule 10b5-1

trading arrangement,” as those

terms
are defined in Item 408 of Regulation S-K.
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

2024 Annual Meeting

of Stockholders (the “2024

Proxy Statement”) to

be filed with the

SEC
within 120 days of December 31, 2023.
Item 11. Executive Compensation.
Information

in

response

to

this

item

is

incorporated

herein

by

reference

from

the

sections

entitled

“Compensation

Committee
Interlocks

and

Insider

Participation,”

“Compensation

of

Directors,”

“Non-Management

Chairman

and

Specialized

Expertise,”
“Executive Compensation Disclosure –

Compensation Discussion and Analysis,” “Executive

Compensation Tables

and Compensation
Information” and “Compensation Committee Report” in the 2024

Proxy Statement.
Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

Securities authorized for issuance under equity compensation plans

The following table sets forth information about First BanCorp. common stock authorized for issuance under First BanCorp.’s
existing equity compensation plan as of December 31, 2023:
Plan category
(a)
Number of Securities to
be Issued Upon Exercise
of Outstanding Options,
Warrants and Rights
(b)
Weighted Average Exercise
Price of Outstanding
Options, Warrants and
Rights
(c)
Number of Securities
Remaining Available for
Future Issuance Under
Equity Compensation
Plans (Excluding
Securities Reflected in
Column (a))

Equity compensation plans, approved by stockholders

534,261
(1)
$ - 3,153,621
(2)
Equity compensation plans not approved by stockholders N/A N/A N/A
Total 534,261 $ - 3,153,621
(1)
Amount represents unvested performance-based

units granted to executives, with each

unit representing one share of the

Corporation's common stock.

Performance shares will vest on

the
achievement of

a pre-established

performance

target goal

at the

end of

a three-year

performance period.

Refer to

Note 16

- "Stock-Based

Compensation"

to the

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
Additional

information

in

response

to

this

item

is

incorporated

by

reference

from

the

section

entitled

“Security

Ownership

of
Certain Beneficial Owners and Management” in the 2024 Proxy

Statement.
Item 13. Certain Relationships and Related Transactions,

and Director Independence

Information in response to this item is incorporated herein by reference from the sections entitled “Certain Relationships and Related
Person Transactions” and “Corporate

Governance and Related Matters” in the 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Audit Fees
Information

in

response

to

this

item

is

incorporated

herein

by

reference

from

the

section

entitled

“Audit

Fees”

and

“Audit
Committee Report” in the 2024 Proxy Statement.

PART

IV
Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report.

(1) Financial Statements.

The

following

consolidated

financial

statements

of

First

BanCorp.,

together

with

the

reports

thereon

of

First

BanCorp.’s
independent

registered public

accounting

firm, Crowe

LLP (PCAOB

ID No.

173),

dated February

28, 2024,

are included

in Part

II,
Item 8 of this Form 10-K:

– Report of Crowe LLP,

Independent Registered Public Accounting Firm.

– Attestation Report of Crowe LLP,

Independent Registered Public Accounting Firm on Internal Control

over Financial
Reporting.
– Consolidated Statements of Financial Condition as of December 31,

2023 and 2022.
– Consolidated Statements of Income for Each of the Three Years

in the Period Ended December 31, 2023.
– Consolidated Statements of Comprehensive Income (Loss) for

Each of the Three Years

in the Period Ended December 31,
2023.
– Consolidated Statements of Cash Flows for Each of the Three Years

in the Period Ended December 31, 2023.
– Consolidated Statements of Changes in Stockholders’ Equity for

Each of the Three Years

in the Period Ended December 31,
2023.
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
10.2*
10.3*
10.4*
Form of Restricted Stock Award Agreement
Form of First BanCorp Long-Term Incentive Award Agreement, incorporated by reference from Exhibit 10.1 of the Form
10-Q for the quarter ended March 31, 2023, filed on May 10, 2023.
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
2002
97.1
FirstBanCorp Compensation Clawback Policy
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
104
The cover page of First BanCorp. Annual Report on Form

10-K for the year ended December 31, 2023, formatted in Inline
XBRL (included within the Exhibit 101 attachments)
_____________________________
*Management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of

the Securities Exchange Act of

1934, the Corporation has

duly caused this report to

be signed on its behalf

by the
undersigned hereunto duly authorized.
FIRST BANCORP.

By:
/s/ Aurelio Alemán Date: 2/28/2024
Aurelio Alemán
President, Chief Executive Officer and Director
Pursuant

to

the

requirements

of

the

Securities

Exchange

Act

of

1934,

this

report

has

been

signed

by

the

following

persons

on

behalf

of

the
registrant and in the capacities and on the dates indicated.
/s/ Aurelio Alemán Date: 2/28/2024
Aurelio Alemán
President, Chief Executive Officer and Director
/s/ Orlando Berges Date: 2/28/2024
Orlando Berges, CPA
Executive Vice President and Chief Financial Officer
/s/ Roberto R. Herencia Date: 2/28/2024
Roberto R. Herencia,
Director and Chairman of the Board
/s/ Patricia M. Eaves Date: 2/28/2024
Patricia M. Eaves,
Director
/s/ Luz A. Crespo Date: 2/28/2024
Luz A. Crespo,
Director
/s/ Juan Acosta-Reboyras Date: 2/28/2024
Juan Acosta-Reboyras,
Director
/s/ John A. Heffern Date: 2/28/2024
John A. Heffern,
Director
/s/ Daniel E. Frye Date: 2/28/2024
Daniel E. Frye,
Director
/s/ Tracey Dedrick Date: 2/28/2024
Tracey Dedrick,
Director
/s/ Felix Villamil Date: 2/28/2024
Felix Villamil,
Director
/s/ Said Ortiz Date: 2/28/2024
Said Ortiz, CPA
Senior Vice President and Chief Accounting Officer