Form 10-Q
period 2024-03-31
FIRST BANCORP /PR/
filed 2024-05-09
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
____________
FORM
10-Q
(Mark One)
[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2024
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
Common stock:
166,427,105

shares outstanding as of May 2, 2024.

FIRST BANCORP.
INDEX PAGE
PART

I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements:
Consolidated

Statements

of

Financial

Condition

(Unaudited)

as

of

March

31,

2024

and
December 31, 2023

5
Consolidated Statements of Income (Unaudited) – Quarters ended

March 31, 2024 and 2023
6
Consolidated

Statements

of

Comprehensive

Income

(Loss)

(Unaudited)

–

Quarters

ended
March 31, 2024 and 2023
7
Consolidated

Statements

of

Cash

Flows

(Unaudited)

–

Quarters

ended

March

31,

2024

and
2023

8
Consolidated

Statements

of

Changes

in

Stockholders’

Equity

(Unaudited)

–

Quarters

ended
March 31, 2024 and 2023
9
Notes to Consolidated Financial Statements (Unaudited)

10
Item 2.
Management’s Discussion and Analysis

of Financial Condition and Results of Operations

74
Item 3.
Quantitative and Qualitative Disclosures About Market Risk

124
Item 4. Controls and Procedures
124
PART

II. OTHER INFORMATION
Item 1.
Legal Proceedings

125
Item 1A. Risk Factors
125
Item 2.
Item 5.
Unregistered Sales of Equity Securities and Use of Proceeds
Other Information
127
127
Item 6.
Exhibits

128
SIGNATURES

Forward-Looking Statements
This Quarterly

Report on

Form 10-Q

(this “Form

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

10-Q, the

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

Factors

that

could

cause

results

to

differ

materially

from

those

expressed

in,

or

implied

by,

the

Corporation’s

forward-looking
statements include, but are not

limited to, risks described or

referenced in Part I, Item 1A,

“Risk Factors,” in the Corporation’s

Annual
Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual

Report on Form 10-K”), and the following:
●
the effect

of the

current interest

rate environment

and inflation

levels or

changes in

interest rates

on

the level,

composition
and

performance

of

the

Corporation’s

assets

and

liabilities,

and

corresponding

effects

on

the

Corporation’s

net

interest
income, net interest margin, loan originations, deposit attrition,

overall results of operations, and liquidity position;
●
the effects

of changes in the interest rate environment, including any adverse change in the Corporation’s ability

to attract and
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

existent

or

planned

strategic

growth
opportunities,

including

risks,

uncertainties,

and

other

factors

or

events

related

to

any

business

acquisitions,

dispositions,
strategic

partnerships,

strategic

operational

investments,

including

systems

conversions,

and

any

anticipated

efficiencies

or
other expected results related thereto;
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
●
the ability of FirstBank to generate sufficient cash flow to pay dividends to the Corporation;
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
March 31,2024 December 31, 2023
(In thousands, except for share information)
ASSETS
Cash and due from banks $
680,734
$
661,925
Money market investments:
Time deposits with other financial institutions
300
300
Other short-term investments
3,485
939
Total money market investments
3,785
1,239
Available-for-sale debt securities, at fair value (amortized cost of $
5,695,485

as of March 31, 2024 and
$
5,863,294

as of December 31, 2023; ACL of $
442

as of March 31, 2024 and $
511

as of December 31, 2023)
5,047,179
5,229,984
Held-to-maturity debt securities, at amortized cost, net of ACL of $
1,235

as of March 31, 2024 and $
2,197
as of December 31, 2023 (fair value of $
338,120

as of March 31, 2024 and $
346,132

as of December 31, 2023)
348,095
351,981
Equity securities
51,390
49,675
Total investment securities
5,446,664
5,631,640
Loans, net of ACL of $
263,592

as of March 31, 2024 and $
261,843

as of December 31, 2023
12,047,856
11,923,640
Mortgage loans held for sale, at lower of cost or market
12,080
7,368
Total loans, net
12,059,936
11,931,008
Accrued interest receivable on loans and investments
73,154
77,716
Premises and equipment, net
141,471
142,016
Other real estate owned (“OREO”)
28,864
32,669
Deferred tax asset, net
147,743
150,127
Goodwill
38,611
38,611
Other intangible assets
11,542
13,383
Other assets
258,457
229,215
Total assets $
18,890,961
$
18,909,549
LIABILITIES
Non-interest-bearing deposits $
5,346,326
$
5,404,121
Interest-bearing deposits
11,199,185
11,151,864
Total deposits
16,545,511
16,555,985
Long-term advances from the FHLB
500,000
500,000
Other long-term borrowings
161,700
161,700
Accounts payable and other liabilities
204,033
194,255
Total liabilities
17,411,244
17,411,940
Commitments and contingencies (See Note 21) (nil) (nil)
STOCKHOLDERS’ EQUITY
Common stock, $
0.10

par value,
2,000,000,000

shares authorized;
223,663,116

shares issued;
166,707,047
shares outstanding as of March 31, 2024 and
169,302,812

as of December 31, 2023
22,366
22,366
Additional paid-in capital
959,319
965,707
Retained earnings, includes legal surplus reserve of

$
199,576

as of each of March 31, 2024 and December 31, 2023
1,892,714
1,846,112
Treasury stock (at cost),
56,956,069

shares as of March 31, 2024 and
54,360,304

shares as of December 31, 2023
(740,447)
(697,406)
Accumulated other comprehensive loss, net of tax of

$
8,581

as of each of March 31, 2024 and December 31, 2023
(654,235)
(639,170)
Total stockholders’ equity
1,479,717
1,497,609
Total liabilities and stockholders’ equity $
18,890,961
$
18,909,549
The accompanying notes are an integral part

of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Quarter Ended March 31,
2024 2023
(In thousands, except per share information)
Interest and dividend income:

Loans
$
237,129
$
210,636

Investment securities
24,122
27,110

Money market investments and interest-bearing cash accounts
7,254
4,650

Total interest and dividend income
268,505
242,396
Interest expense:

Deposits
63,025
29,885

Short-term securities sold under agreements to repurchase
-
1,069

Advances from the FHLB:

Short-term
-
4,341

Long-term
5,610
2,835

Other long-term borrowings
3,350
3,381

Total interest expense
71,985
41,511

Net interest income
196,520
200,885
Provision for credit losses - expense (benefit):

Loans and finance leases
12,917
16,256

Unfunded loan commitments
281
(105)

Debt securities
(1,031)
(649)

Provision for credit losses - expense
12,167
15,502

Net interest income after provision for credit losses
184,353
185,383
Non-interest income:

Service charges and fees on deposit accounts
9,662
9,541

Mortgage banking activities
2,882
2,812

Insurance commission income
5,507
4,847

Card and processing income
11,312
10,918

Other non-interest income
4,620
4,400

Total non-interest income

33,983
32,518
Non-interest expenses:

Employees’ compensation and benefits
59,506
56,422

Occupancy and equipment
21,381
21,186

Business promotion
3,842
3,975

Professional service fees
12,676
11,973

Taxes, other than income taxes
5,129
5,112

FDIC deposit insurance
3,102
2,133

Net gain on OREO operations
(1,452)
(1,996)

Credit and debit card processing expenses
5,751
5,318

Communications
2,097
2,216

Other non-interest expenses
8,891
8,929

Total non-interest expenses
120,923
115,268
Income before income taxes
97,413
102,633
Income tax expense
23,955
31,935
Net income

$
73,458
$
70,698
Net income attributable to common stockholders

$
73,458
$
70,698
Net income per common share:

Basic
$
0.44
$
0.39

Diluted
$
0.44
$
0.39
The accompanying notes are an integral part

of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Quarter Ended March 31,
2024 2023
(In thousands)
Net income

$
73,458
$
70,698

Other comprehensive (loss) income, net of tax:

Available-for-sale debt securities:

Net unrealized holding (losses) gains on debt securities
(1)
(15,065)
87,228

Other comprehensive (loss) income for the period, net of tax
(15,065)
87,228

Total comprehensive income
$
58,393
$
157,926
(1)
Net unrealized holding (losses) gains on available-for-sale

debt securities have no tax effect because securities

are either tax-exempt, held by an International

Banking Entity
("IBE"), or have a full deferred tax asset

valuation allowance.
The accompanying notes are an integral part

of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarter ended March 31,
2024 2023
(In thousands)
Cash flows from operating activities:
Net income

$
73,458
$
70,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
4,680
5,080
Amortization of intangible assets
1,841
2,045
Provision for credit losses

12,167
15,502
Deferred income tax expense
2,384
1,564
Stock-based compensation
2,925
2,075
Unrealized (gain) loss on derivative instruments
(108)
3
Net gain on disposals or sales, and impairments of premises

and equipment and other assets
(33)
(8)
Net gain on sales of loans and loans held-for-sale valuation adjustments

(759)
(766)
Net amortization of discounts, premiums, and deferred loan fees and costs
33
283
Originations and purchases of loans held for sale
(35,577)
(38,500)
Sales and repayments of loans held for sale
31,588
34,836
Amortization of broker placement fees
130
44
Net amortization of premiums and discounts on investment securities
874
630
Decrease in accrued interest receivable
4,503
8,566
Increase in accrued interest payable
4,567
3,752
(Increase) decrease in other assets
(909)
168
Increase in other liabilities
16,482
9,443

Net cash provided by operating activities
118,246
115,415
Cash flows from investing activities:
Net disbursements on loans held for investment
(156,118)
(71,193)
Proceeds from sales of loans held for investment
10,162
2,552
Proceeds from sales of repossessed assets
17,784
12,347
Proceeds from principal repayments and maturities of available-for-sale debt securities
166,440
113,218
Proceeds from principal repayments and maturities of held-to-maturity debt securities
5,339
6,652
Additions to premises and equipment
(4,140)
(1,689)
Proceeds from sales of premises and equipment and other assets
1,280
8
Net purchases of other investments securities
(1,737)
(11,360)
Proceeds from the settlement of insurance claims - investing activities
667
-

Net cash provided by investing activities
39,677
50,535
Cash flows from financing activities:
Net decrease in deposits
(57,585)
(92,354)
Net proceeds of short-term borrowings
-
47,849
Proceeds from long-term borrowings
-
300,000
Repurchase of outstanding common stock
(52,354)
(53,217)
Dividends paid on common stock
(26,629)
(25,132)

Net cash (used in) provided by financing activities
(136,568)
177,146
Net increase in cash and cash equivalents
21,355
343,096
Cash and cash equivalents at beginning of year
663,164
480,505
Cash and cash equivalents at end of period $
684,519
$
823,601
Cash and cash equivalents include:
Cash and due from banks $
680,734
$
822,542
Money market investments
3,785
1,059
$
684,519
$
823,601
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY
Quarter Ended March 31,
2024 2023
(In thousands, except per share information)
Common Stock $
22,366
$
22,366
Additional Paid-In Capital:

Balance at beginning of period
965,707
970,722

Stock-based compensation expense
2,925
2,075

Common stock reissued under stock-based compensation plan
(9,336)
(13,139)

Restricted stock forfeited
23
254

Balance at end of period
959,319
959,912
Retained Earnings:

Balance at beginning of period
1,846,112
1,644,209

Impact of adoption of Accounting Standards Update (“ASU”)

2022-02
-
(1,357)

Net income

73,458
70,698

Dividends on common stock ($
0.16

per share and $
0.14

per share for the quarters ended

March 31, 2024 and 2023, respectively)
(26,856)
(25,374)

Balance at end of period
1,892,714
1,688,176
Treasury Stock (at cost):

Balance at beginning of period
(697,406)
(506,979)

Common stock repurchases (See Note 13)
(52,354)
(53,217)

Common stock reissued under stock-based compensation plan
9,336
13,139

Restricted stock forfeited
(23)
(254)

Balance at end of period
(740,447)
(547,311)
Accumulated Other Comprehensive Loss, net of tax:

Balance at beginning of period
(639,170)
(804,778)

Other comprehensive (loss) income, net of tax
(15,065)
87,228

Balance at end of period
(654,235)
(717,550)

Total stockholders’ equity
$
1,479,717
$
1,405,593
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
INDEX TO NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
PAGE
Note 1 –
Basis of Presentation and Significant Accounting Policies

11
Note 2 – Debt Securities
12
Note 3 – Loans Held for Investment
21
Note 4 – Allowance for Credit Losses for Loans and Finance Leases
40
Note 5 – Other Real Estate Owned
43
Note 6 – Goodwill and Other Intangibles
44
Note 7 – Non-Consolidated Variable Interest Entities (“VIEs”) and Servicing Assets
45
Note 8 – Deposits
49
Note 9 – Advances from the Federal Home Loan Bank (“FHLB”)
50
Note 10 – Other Long-Term Borrowings
50
Note 11 – Earnings per Common Share
51
Note 12 – Stock-Based Compensation
52
Note 13 – Stockholders’ Equity
55
Note 14 – Accumulated Other Comprehensive Loss
57
Note 15 – Employee Benefit Plans
57
Note 16 – Income Taxes
58
Note 17 – Fair Value
60
Note 18 – Revenue from Contracts with Customers
64
Note 19 – Segment Information
66
Note 20 – Supplemental Statement of Cash Flows Information
68
Note 21 – Regulatory Matters, Commitments, and Contingencies
69
Note 22 – First BanCorp. (Holding Company Only) Financial Information
73

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS
(Unaudited)
NOTE 1 – BASIS

OF PRESENTATION AND

SIGNIFICANT

ACCOUNTING

POLICIES

The

Consolidated

Financial

Statements

(unaudited)

for

the

quarter

ended

March

31,

2024

(the

“unaudited

consolidated

financial
statements”)

of

First

BanCorp.

(the

“Corporation”)

have

been

prepared

in

conformity

with

the

accounting

policies

stated

in

the
Corporation’s Audited Consolidated Financial Statements for the fiscal year ended December

31, 2023 (the “audited consolidated financial
statements”) included in the 2023 Annual Report on Form 10-K, as updated by the information contained in this report. Certain information and note disclosures normally included in

the financial statements prepared in

accordance with generally accepted accounting

principles in
the United States of America (“GAAP”) have been

condensed or omitted from these statements pursuant to the

rules and regulations of the
SEC and,

accordingly, these

financial statements

should be

read in

conjunction with

the audited

consolidated financial

statements, which
are included

in the 2023

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

The results of operations for the

quarter ended March 31,

2024 are not necessarily

indicative of the results to

be expected for the entire
year.
Adoption of New Accounting Requirements
The Corporation was not impacted by the adoption

of the following ASU during 2024:
●
ASU

2023-02,

“Investments

-

Equity

Method

and

Joint

Ventures

(Topic

323):

Accounting

for

Investments

in

Tax

Credit
Structures Using the Proportional Amortization Method”
●
ASU 2023-01, “Leases (Topic 842):

Common Control Arrangements”
●
ASU 2022-03,

“Fair Value

Measurements (Topic

820): Fair

Value Measurement

of Equity

Securities Subject

to Contractual
Sale Restrictions”
Recently Issued Accounting Standards Not Yet

Effective or Not Yet

Adopted
The Corporation does not expect to be impacted by the following ASUs issued during 2024 that are not yet effective

or have not yet been
adopted:
●
ASU 2024-02, “Codification Improvements – Amendments to

Remove References to the Concepts Statements”
●
ASU 2024-01, “Compensation – Stock Compensation (Topic 718):

Stock Application of Profits Interest and Similar Awards”
For

other

issued

accounting

standards

not

yet

effective

or

not

yet

adopted,

see

Note

1

–

“Nature

of

Business

and

Summary

of
Significant Accounting Policies”, to the audited consolidated financial statements included in the 2023 Annual Report on Form 10-K.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
12
NOTE 2 – DEBT SECURITIES
Available-for-Sale

Debt Securities
The amortized

cost, gross

unrealized gains

and losses,

ACL, estimated

fair value,

and weighted-average

yield of

available-for-sale
debt securities by contractual maturities as of March 31, 2024 and

December 31, 2023 were as follows:

March 31, 2024
Amortized cost
(1)
Gross
ACL Fair value

(2)
Unrealized Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:

Due within one year
$
100,519
$
-
$
3,144
$
-
$
97,375
0.70

After 1 to 5 years
19,881
-
1,188
-
18,693
0.65
U.S. government-sponsored entities' (“GSEs”) obligations:

Due within one year
683,768
-
17,920
-
665,848
0.90

After 1 to 5 years
1,698,700
59
128,048
-
1,570,711
0.82

After 5 to 10 years
8,850
-
754
-
8,096
2.64

After 10 years
8,762
3
4
-
8,761
5.51
Puerto Rico government obligation:

After 10 years
(3)
3,112
-
1,235
326
1,551
-
United States and Puerto Rico government obligations
2,523,592
62
152,293
326
2,371,035
0.86
Mortgage-backed securities (“MBS”):

Residential MBS:

FHLMC certificates:

Due within one year
7
-
-
-
7
4.50

After 1 to 5 years
17,827
-
856
-
16,971
2.06

After 5 to 10 years
146,335
-
13,488
-
132,847
1.55

After 10 years
970,917
8
169,069
-
801,856
1.41

1,135,086
8
183,413
-
951,681
1.44

GNMA certificates:

Due within one year
281
-
3
-
278
3.25

After 1 to 5 years
14,493
-
789
-
13,704
1.11

After 5 to 10 years
26,563
4
2,387
-
24,180
1.65

After 10 years
201,129
165
25,748
-
175,546
2.60
242,466
169
28,927
-
213,708
2.41

FNMA certificates:

After 1 to 5 years
29,694
-
1,411
-
28,283
2.11

After 5 to 10 years
284,547
-
24,926
-
259,621
1.73

After 10 years
1,016,944
32
161,363
-
855,613
1.36

1,331,185
32
187,700
-
1,143,517
1.46

Collateralized mortgage obligations (“CMOs”) issued

or guaranteed by the FHLMC, FNMA, and GNMA:

After 10 years
267,401
-
53,977
-
213,424
1.54

Private label:

After 5 to 10 years
400
-
93
2
305
8.44

After 10 years
6,496
-
1,963
114
4,419
7.58
6,896 - 2,056 116 4,724 7.63
Total Residential MBS
2,983,034
209
456,073
116
2,527,054
1.55

Commercial MBS:

After 1 to 5 years
44,443
2
7,044
-
37,401
2.18

After 5 to 10 years
22,252
-
2,785
-
19,467
2.16

After 10 years
122,164
-
29,942
-
92,222
1.36
Total Commercial MBS
188,859
2
39,771
-
149,090
1.64
Total MBS
3,171,893
211
495,844
116
2,676,144
1.55
Total available-for-sale debt securities $
5,695,485
$
273
$
648,137
$
442
$
5,047,179
1.25
(1) Excludes accrued interest receivable on available-for-sale debt securities that totaled $
10.2

million as of March 31, 2024 reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
473
.0 million (amortized cost - $
552.3

million) that was pledged at the FHLB as collateral for borrowings and letters of credit as well as $
2.8

billion (amortized cost - $
3.1

billion) pledged as collateral for the
uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.
(3) Consists of a residential pass-through MBS issued by the Puerto Rico Housing Finance Authority (the "PRHFA") that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010 and is in nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
13

December 31, 2023
Amortized cost

(1)
Gross
ACL Fair value

(2)
Unrealized Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:

Due within one year
$
80,314
$
-
$
2,144
$
-
$
78,170
0.66

After 1 to 5 years
60,239
-
3,016
-
57,223
0.75
U.S. GSEs’ obligations:

Due within one year
542,847
-
15,832
-
527,015
0.77

After 1 to 5 years
1,899,620
49
135,347
-
1,764,322
0.86

After 5 to 10 years
8,850
-
687
-
8,163
2.64

After 10 years
8,891
8
2
-
8,897
5.49
Puerto Rico government obligation:

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
14
Maturities

of

available-for-sale

debt

securities

are

based

on

the

period

of

final

contractual

maturity.

Expected

maturities

might
differ

from

contractual

maturities

because

they

may

be

subject

to

prepayments

and/or

call

options.

The

weighted-average

yield

on
available-for-sale

debt

securities

is

based

on

amortized

cost

and,

therefore,

does

not

give

effect

to

changes

in

fair

value.

The

net
unrealized loss

on available-for-sale

debt securities

is presented

as part

of accumulated

other comprehensive

loss in

the consolidated
statements of financial condition.

The

following

tables

present

the

fair

value

and

gross

unrealized

losses

of

the

Corporation’s

available-for-sale

debt

securities,
aggregated by

investment category

and length of

time that individual

securities have

been in a

continuous unrealized

loss position, as
of March 31, 2024 and December 31, 2023. The tables also include debt securities for which an ACL was recorded.

As of March 31,2024
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

U.S. Treasury and U.S. GSEs’

obligations
$
4,238
$
5
$
2,354,777
$
151,053
$
2,359,015
$
151,058

Puerto Rico government obligation
-
-
1,551
1,235
(1)
1,551
1,235

MBS:

Residential MBS:

FHLMC
7
-
950,687
183,413
950,694
183,413

GNMA
3,452
20
195,424
28,907
198,876
28,927

FNMA
3,963
11
1,134,624
187,689
1,138,587
187,700

CMOs issued or guaranteed by the FHLMC,

FNMA, and GNMA
-
-
211,178
53,977
211,178
53,977

Private label
-
-
4,724
2,056
(1)
4,724
2,056

Commercial MBS
5,346
65
137,794
39,706
143,140
39,771
$
17,006
$
101
$
4,990,759
$
648,036
$
5,007,765
$
648,137
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of March 31,2024, the PRHFA

bond and private label MBS had an ACL of $
0.3

million and
$
0.1

million, respectively.
As of December 31, 2023
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

U.S. Treasury and U.S. GSEs’

obligations
$
2,544
$
2
$
2,428,784
$
157,026
$
2,431,328
$
157,028

Puerto Rico government obligation
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
15

Assessment for Credit Losses
Debt securities

issued by

U.S. government

agencies,

U.S. GSEs,

and

the U.S.

Treasury,

including

notes and

MBS, accounted

for
substantially

all of

the total

available-for-sale

portfolio

as of

March 31,

2024, and

the Corporation

expects no

credit losses

on these
securities,

given

the

explicit

and

implicit

guarantees

provided

by

the

U.S.

federal

government.

Because

the

decline

in

fair

value

is
attributable to

changes in

interest rates,

and not

credit quality,

and because

,

as of

March 31,

2024, the

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

Private label MBS

held as part

of the Corporation’s

available for sale

portfolio consist of

trust certificates issued

by an unaffiliated
party

backed

by

fixed-rate,

single-family

residential

mortgage

loans

in

the

U.S.

mainland

with

original

FICO

scores

over

700

and
moderate

loan-to-value

ratios (under
80
%), as

well

as moderate

delinquency

levels.

The interest

rate

on

these

private label

MBS is
variable, tied

to 3-month

CME Term

Secured Overnight

Financing Rate

(“SOFR”) plus

a tenor

spread adjustment

of
0.26161
% and
the

original

spread

limited

to

the

weighted-average

coupon

of

the

underlying

collateral.

The

Corporation

determined

the

ACL

for
private

label

MBS

based

on

a

risk-adjusted

discounted

cash

flow

methodology

that

considers

the

structure

and

terms

of

the
instruments.

The

Corporation

utilized

probability

of default

(“PDs”)

and

loss-given

default

(“LGDs”)

that

considered,

among

other
things, historical

payment performance,

loan-to-value attributes,

and relevant

current and

forward-looking

macroeconomic variables,
such as

regional unemployment

rates and

the housing

price index.

Under this

approach, expected

cash flows

(interest and

principal)
were discounted

at the U.S.

Treasury yield

curve as of

the reporting

date. See

Note 17 –

“Fair Value

”

for the significant

assumptions
used in the valuation of the private label MBS as of March 31, 2024 and December

31 2023.
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
The following

tables present

a roll-forward

of the ACL

on available-for-sale

debt securities by

major security

type for

the quarters
ended March 31, 2024 and 2023:

Quarter Ended March 31,
2024 2023
Private label
MBS
Puerto Rico

Government
Obligation Total
Private label
MBS
Puerto Rico

Government
Obligation Total
(In thousands)
Beginning balance $
116
$
395
$
511
$
83
$
375
$
458
Provision for credit losses – benefit
-
(69)
(69)
-
(9)
(9)

ACL on available-for-sale debt securities
$
116
$
326
$
442
$
83
$
366
$
449

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
16
Held-to-Maturity Debt Securities
The

amortized

cost,

gross

unrecognized

gains

and

losses,

estimated

fair

value,

ACL,

weighted-average

yield

and

contractual
maturities of held-to-maturity debt securities as of March 31, 2024 and

December 31, 2023 were as follows:

March 31,2024
Amortized cost
(1) (2)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Puerto Rico municipal bonds:
Due within one year
$
3,172
$
4
$
16
$
3,160
$
36
9.30
After 1 to 5 years
51,327
713
831
51,209
460
7.74
After 5 to 10 years
36,034
3,135
257
38,912
450
7.06
After 10 years
16,595
23
16
16,602
289
8.81
Total Puerto Rico municipal bonds
107,128
3,875
1,120
109,883
1,235
7.72
MBS:

Residential MBS:
FHLMC certificates:
After 5 to 10 years
15,337
-
626
14,711
-
3.03
After 10 years
18,165
-
1,025
17,140
-
4.33
33,502
-
1,651
31,851
-
3.74
GNMA certificates:
After 10 years
15,649
-
910
14,739
-
3.30
FNMA certificates:
After 10 years
66,109
-
3,504
62,605
-
4.18
CMOs issued or guaranteed by

FHLMC, FNMA, and GNMA:
After 10 years
27,417
-
1,584
25,833
-
3.49
Total Residential MBS
142,677
-
7,649
135,028
-
3.85

Commercial MBS:
After 1 to 5 years
9,397
-
334
9,063
-
3.48
After 10 years
90,128
-
5,982
84,146
-
3.15
Total Commercial MBS
99,525
-
6,316
93,209
-
3.18
Total MBS
242,202
-
13,965
228,237
-
3.57
Total held-to-maturity debt securities $
349,330
$
3,875
$
15,085
$
338,120
$
1,235
4.85
(1) Excludes accrued interest receivable on held-to-maturity debt securities that totaled $
2.8

million as of March 31,2024 reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
126.2

million (fair value - $
125.5

million) that serves as collateral for the uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
17

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
18
The

following

tables

present

the

Corporation’s

held-to-maturity

debt

securities’

fair

value

and

gross

unrecognized

losses,
aggregated by

category and length

of time that

individual securities had

been in a

continuous unrecognized

loss position, as

of March
31, 2024 and December 31, 2023, including debt securities for which an ACL was recorded:

As of March 31,2024
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

Puerto Rico municipal bonds
$
-
$
-
$
31,125
$
1,120
$
31,125
$
1,120

MBS:

Residential MBS:

FHLMC certificates
-
-
31,851
1,651
31,851
1,651

GNMA certificates
-
-
14,739
910
14,739
910

FNMA certificates
-
-
62,605
3,504
62,605
3,504

CMOs issued or guaranteed by FHLMC,

FNMA, and GNMA
-
-
25,833
1,584
25,833
1,584

Commercial MBS
-
-
93,209
6,316
93,209
6,316
Total held-to-maturity debt securities $
-
$
-
$
259,362
$
15,085
$
259,362
$
15,085
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
6,080
94,590
6,080
Total held-to-maturity debt securities $
-
$
-
$
269,921
$
12,857
$
269,921
$
12,857

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
19
The

Corporation

classifies

the

held-to-maturity

debt

securities

portfolio

into

the

following

major

security

types:

MBS

by

GSEs

and
underlying collateral

and Puerto

Rico municipal bonds.

The Corporation does

not recognize an

ACL for

MBS issued by

GSEs since

they
are

highly

rated

by

major

rating

agencies

and

have

a

long

history

of

no

credit

losses.

In

the

case

of

Puerto

Rico

municipal

bonds,

the
Corporation determines the

ACL based on

the product of

a cumulative PD

and LGD, and

the amortized cost basis

of the bonds over

their
remaining expected

life as

described in

Note 1

– “Nature

of Business

and Summary

of Significant

Accounting Policies,”

to the

audited
financial statements included in the 2023 Annual Report on

Form 10-K.

The Corporation

performs periodic

credit quality

reviews on

these issuers.

All of

the Puerto

Rico municipal

bonds were

current as

to
scheduled contractual payments as of March 31, 2024. The ACL of Puerto Rico municipal bonds decreased to $
1.2

million as of March 31,
2024, from $
2.2

million as of December 31, 2023, mostly related to updated financial information of a bond issuer received during the first
quarter

of 2024.

The

following

tables

present

the

activity

in

the

ACL

for

held-to-maturity

debt

securities

by

major

security

type

for

the

quarters
ended March 31, 2024 and 2023:

Puerto Rico Municipal Bonds
Quarter Ended March 31,
2024 2023
(In thousands)
Beginning balance $
2,197
$
8,286
Provision for credit losses – benefit
(962)
(640)
ACL on held-to-maturity debt securities
$
1,235
$
7,646

During the

second quarter

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

2024

and

December

31,

2023,

the

Corporation

had
no

outstanding

held-to-maturity

securities that

were
classified as cash and cash equivalents.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
20

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

on a quarterly basis.

The Corporation considers

a municipal bond

as a criticized asset

if its risk rating

is Special
Mention,

Substandard,

Doubtful,

or

Loss.

Puerto

Rico

municipal

bonds

that

do

not

meet

the

criteria

for

classification

as

criticized
assets are considered to be Pass-rated

securities. For the definitions of

the internal-credit ratings, see Note 3

– “Debt Securities,” to the
audited consolidated financial statements included in the 2023 Annual

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

2024 and

December 31,

2023,

all Puerto

Rico

municipal

bonds

classified

as held-to-maturity

were

classified as
Pass.

No

held-to-maturity debt securities were

on nonaccrual status, 90

days past due and

still accruing, or past due

as of March 31, 2024
and

December

31,

2023.

A

security

is

considered

to

be

past

due

once

it

is

30

days

contractually

past

due

under

the

terms

of

the
agreement.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
21
NOTE 3 – LOANS HELD FOR INVESTMENT

The

following table

provides information

about

the

loan

portfolio held

for

investment by

portfolio segment

and

disaggregated by
geographic locations

as of the indicated

dates:

As of March 31, As of December 31,
2024 2023
(In thousands)
Puerto Rico and Virgin Islands region:
Residential mortgage loans, mainly secured by first mortgages $
2,327,240
$
2,356,006
Construction loans
147,624
115,401
Commercial mortgage loans

1,769,247
1,790,637
Commercial and Industrial (“C&I loans”)
2,289,999
2,249,408
Consumer loans
3,674,220
3,651,770
Loans held for investment $
10,208,330
$
10,163,222
Florida region:
Residential mortgage loans, mainly secured by first mortgages $
474,347
$
465,720
Construction loans
89,664
99,376
Commercial mortgage loans

592,484
526,446
C&I loans
940,996
924,824
Consumer loans
5,627
5,895
Loans held for investment $
2,103,118
$
2,022,261
Total:
Residential mortgage loans, mainly secured by first mortgages $
2,801,587
$
2,821,726
Construction loans
237,288
214,777
Commercial mortgage loans

2,361,731
2,317,083
C&I loans
(1)
3,230,995
3,174,232
Consumer loans
3,679,847
3,657,665
Loans held for investment
(2)
12,311,448
12,185,483
ACL on loans and finance leases
(263,592)
(261,843)

Loans held for investment, net $
12,047,856
$
11,923,640
(1) As of March 31,2024 and December 31, 2023, includes $
774.0

million and $
787.5

million, respectively, of commercial loans that were secured by real estate and for which the primary source of repayment at origination was not dependent upon such real estate.
(2) Includes accretable fair value net purchase discounts of $
23.7

million and $
24.7

million as of March 31,2024 and December 31, 2023, respectively.
Various

loans

were

assigned

as

collateral

for

borrowings,

government

deposits,

time

deposits

accounts,

and

related

unused
commitments.

The carrying

value of

loans pledged

as collateral

amounted to

$
4.8

billion and

$
4.6

billion as

of March

31, 2024

and
December

31,

2023,

respectively.

As

of

each

of

March

31,

2024

and

December

31,

2023,

loans

pledged

as

collateral

include

$
1.8
billion

that

were

pledged

at

the

FHLB

as

collateral

for

borrowings

and

letters

of

credit;

$
2.7

billion

that

were

pledged

at

the

FED
Discount

Window

as

collateral

for

borrowings,

compared

to

$
2.5

billion

as

of

December

31,

2023;

and

$
166.2

million

serve

as
collateral for the uninsured portion of government deposits, compared to $
166.9

million as of December 31, 2023
.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
22
The Corporation’s

aging of

the loan

portfolio held

for investment,

as well

as information

about nonaccrual

loans with

no ACL,

by
portfolio classes as of March 31, 2024 and December 31, 2023 are as follows:

As of March 31,2024 Days Past Due and Accruing
Current 30-59 60-89
90+
(1) (2) (3)
Nonaccrual
(4)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(5)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed

loans
(1) (3) (6)
$
69,170
$
-
$
2,220
$
28,265
$
-
$
99,655
$
-

Conventional residential mortgage loans
(2) (6)
2,628,748
-
30,195
10,304
32,685
2,701,932
1,700
Commercial loans:

Construction loans
233,506
-
-
2,284
1,498
237,288
971

Commercial mortgage loans
(2) (6)
2,347,395
708
713
939
11,976
2,361,731
6,865

C&I loans

3,194,816
3,134
149
7,829
25,067
3,230,995
1,644
Consumer loans:

Auto loans
1,880,077
49,811
9,056
-
15,132
1,954,076
388

Finance leases
852,320
14,312
2,551
-
2,744
871,927
87

Personal loans
368,984
5,624
2,887
-
2,030
379,525
-

Credit cards
306,767
4,760
3,641
7,894
-
323,062
-

Other consumer loans
145,519
2,361
1,544
-
1,833
151,257
7

Total loans held for investment
$
12,027,302
$
80,710
$
52,956
$
57,515
$
92,965
$
12,311,448
$
11,662

(1)
It is the Corporation’s policy to report delinquent Federal Housing Authority (“FHA”)/U.S. Department of Veterans

Affairs (“VA”) government-guaranteed residential mortgage loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $
13.7

million of residential mortgage loans guaranteed by the FHA that were over 15 months delinquent as of March 31,2024.
(2) Includes purchased credit deteriorated (“PCD”) loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans as “units of account” both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans will continue to be excluded from nonaccrual loan statistics as long as the
Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The portion of such loans contractually past due 90 days or more, amounting to $
8.6

million as of
March 31, 2024 ($
7.7

million conventional residential mortgage loans and $
0.9

million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.
(3) Include rebooked loans, which were previously pooled into Government National Mortgage Association ("GNMA") securities, amounting to $
8.8

million as of March 31,2024. Under the GNMA program, the
Corporation has the option but not the obligation to repurchase loans that meet GNMA’s specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.
(4) Nonaccrual loans in the Florida region amounted to $
19.0

million as of March 31,2024, primarily nonaccrual C&I and residential mortgage loans.
(5) There were
no

nonaccrual loans with no ACL in the Florida region as of March 31,2024.
(6)
According to the Corporation’s delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C)

required by the Federal
Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans,
conventional residential mortgage loans, and commercial mortgage loans past due 30-59 days, but less than two payments in arrears, as of March 31, 2024 amounted to $
7.4

million, $
72.7

million and $
1.9

million,
respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
23

As of December 31, 2023 Days Past Due and Accruing
Current 30-59 60-89
90+
(1)(2)(3)
Nonaccrual
(4)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(5)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed

loans
(1) (3) (6)
$
68,332
$
-
$
2,592
$
29,312
$
-
$
100,236
$
-

Conventional residential mortgage loans
(2) (6)
2,644,344
-
33,878
11,029
32,239
2,721,490
1,742
Commercial loans:

Construction loans
210,911
-
-
2,297
1,569
214,777
972

Commercial mortgage loans
(2) (6)
2,303,753
17
-
1,108
12,205
2,317,083
2,536

C&I loans

3,148,254
1,130
1,143
8,455
15,250
3,174,232
1,687
Consumer loans:

Auto loans
1,846,652
60,283
13,753
-
15,568
1,936,256
4

Finance leases
837,881
13,786
1,861
-
3,287
856,815
12

Personal loans
370,746
5,873
2,815
-
1,841
381,275
-

Credit cards
313,360
5,012
3,589
7,251
-
329,212
-

Other consumer loans
147,278
3,084
1,997
-
1,748
154,107
-

Total loans held for investment
$
11,891,511
$
89,185
$
61,628
$
59,452
$
83,707
$
12,185,483
$
6,953

(1)
It is the Corporation’s policy to report delinquent FHA/VA

government-guaranteed residential mortgage loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $
15.4

million of residential mortgage loans
guaranteed by the FHA that were over 15 months delinquent as of December 31, 2023.
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
8.0

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
8.2

million, $
69.9

million, and $
1.1

million,
respectively.
When

a

loan

is placed

in

nonaccrual

status,

any

accrued

but uncollected

interest

income

is reversed

and

charged

against interest
income

and the

amortization of

any net

deferred fees

is suspended.

The amount

of accrued

interest reversed

against interest

income
totaled $
0.8

million and $
0.6

million for the

quarters ended March

31, 2024 and

2023, respectively.

For the quarters

ended March 31,
2024 and 2023, the cash interest income recognized on nonaccrual loans amounted to $
0.6

million and $
0.5

million, respectively.
As of

March 31,

2024, the

recorded investment

on residential

mortgage loans

collateralized by

residential real

estate property

that
were in

the process

of foreclosure

amounted to

$
37.7

million, including

$
14.8

million of

FHA/VA

government-guaranteed

mortgage
loans, and

$
5.3

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

3 – “Debt Securities,”

to the audited

consolidated financial statements

included in the 2023

Annual Report on Form
10-K.
For residential mortgage and consumer loans, the Corporation evaluates credit quality based on its interest accrual status.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
24
Based on

the most

recent analysis

performed, the

amortized cost

of commercial

and construction

loans by portfolio

classes and

by
origination year based

on the internal credit-risk

category as of March

31, 2024, the gross charge

-offs for the quarter

ended March 31,
2024 by

portfolio

classes and

by origination

year,

and the

amortized

cost of

commercial and

construction loans

by portfolio

classes
based on the internal credit-risk category as of December 31, 2023, were as follows:

As of March 31,2024
Puerto Rico and Virgin Islands Regions
Term Loans
As of
December 31,
2023
Amortized Cost Basis by Origination Year
(1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
9,399
$
72,010
$
40,926
$
16,381
$
-
$
3,463
$
-
$
142,179
$
113,170

Criticized:

Special Mention
-
-
3,300
-
-
-
-
3,300
-

Substandard
-
-
-
-
-
2,145
-
2,145
2,231

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
9,399
$
72,010
$
44,226
$
16,381
$
-
$
5,608
$
-
$
147,624
$
115,401

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
17,540
$
175,084
$
378,258
$
133,512
$
316,526
$
573,570
$
3,746
$
1,598,236
$
1,618,404

Criticized:

Special Mention
-
-
4,344
-
30,169
111,231
-
145,744
146,626

Substandard
-
-
121
-
-
25,146
-
25,267
25,607

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
17,540
$
175,084
$
382,723
$
133,512
$
346,695
$
709,947
$
3,746
$
1,769,247
$
1,790,637

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
64,966
$
417,434
$
293,367
$
145,486
$
153,380
$
373,156
$
742,557
$
2,190,346
$
2,173,939

Criticized:

Special Mention
-
538
-
10,981
-
664
52,736
64,919
40,376

Substandard
403
1
-
3,784
580
28,693
1,273
34,734
35,093

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
65,369
$
417,973
$
293,367
$
160,251
$
153,960
$
402,513
$
796,566
$
2,289,999
$
2,249,408

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
-
$
152
$
152
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
25

As of March 31,2024
Term Loans
As of
December 31,
2023 Florida Region Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized Cost
Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
-
$
1,592
$
37,231
$
39,360
$
-
$
-
$
11,481
$
89,664
$
99,376

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
-
-
-
-

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
-
$
1,592
$
37,231
$
39,360
$
-
$
-
$
11,481
$
89,664
$
99,376

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
39,429
$
28,979
$
189,840
$
63,181
$
39,557
$
187,173
$
24,621
$
572,780
$
525,453

Criticized:

Special Mention
-
-
12,355
-
-
6,356
-
18,711
-

Substandard
-
-
-
-
993
-
-
993
993

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
39,429
$
28,979
$
202,195
$
63,181
$
40,550
$
193,529
$
24,621
$
592,484
$
526,446

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
31,037
$
143,301
$
227,770
$
184,808
$
54,357
$
125,159
$
149,521
$
915,953
$
879,195

Criticized:

Special Mention
-
-
-
-
-
11,657
-
11,657
42,046

Substandard
-
-
-
-
-
11,808
-
11,808
3,583

Doubtful
-
-
-
-
-
1,578
-
1,578
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
31,037
$
143,301
$
227,770
$
184,808
$
54,357
$
150,202
$
149,521
$
940,996
$
924,824

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
48
$
259
$
307
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
26

As of March 31,2024
Term Loans
As of
December 31,
2023 Total Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
9,399
$
73,602
$
78,157
$
55,741
$
-
$
3,463
$
11,481
$
231,843
$
212,546

Criticized:

Special Mention
-
-
3,300
-
-
-
-
3,300
-

Substandard
-
-
-
-
-
2,145
-
2,145
2,231

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
9,399
$
73,602
$
81,457
$
55,741
$
-
$
5,608
$
11,481
$
237,288
$
214,777

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
56,969
$
204,063
$
568,098
$
196,693
$
356,083
$
760,743
$
28,367
$
2,171,016
$
2,143,857

Criticized:

Special Mention
-
-
16,699
-
30,169
117,587
-
164,455
146,626

Substandard
-
-
121
-
993
25,146
-
26,260
26,600

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
56,969
$
204,063
$
584,918
$
196,693
$
387,245
$
903,476
$
28,367
$
2,361,731
$
2,317,083

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
96,003
$
560,735
$
521,137
$
330,294
$
207,737
$
498,315
$
892,078
$
3,106,299
$
3,053,134

Criticized:

Special Mention
-
538
-
10,981
-
12,321
52,736
76,576
82,422

Substandard
403
1
-
3,784
580
40,501
1,273
46,542
38,676

Doubtful
-
-
-
-
-
1,578
-
1,578
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
96,406
$
561,274
$
521,137
$
345,059
$
208,317
$
552,715
$
946,087
$
3,230,995
$
3,174,232

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
48
$
411
$
459
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
27
The following

tables present the

amortized cost of

residential mortgage

loans by portfolio

classes and by

origination year

based on
accrual status as of March 31, 2024

,

the gross charge-offs for

the quarter ended March 31, 2024 by

origination year, and the

amortized
cost of residential mortgage loans by portfolio classes based on accrual status as of December 31, 2023:

As of March 31,2024
As of
December 31,
2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Regions:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
615
$
676
$
1,368
$
638
$
95,657
$
-
$
98,954
$
99,293
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
615
$
676
$
1,368
$
638
$
95,657
$
-
$
98,954
$
99,293
Conventional residential mortgage loans
Accrual Status:
Performing $
30,350
$
170,121
$
161,045
$
66,738
$
28,955
$
1,746,863
$
-
$
2,204,072
$
2,231,701
Non-Performing
-
-
68
-
-
24,146
-
24,214
25,012
Total conventional residential mortgage loans $
30,350
$
170,121
$
161,113
$
66,738
$
28,955
$
1,771,009
$
-
$
2,228,286
$
2,256,713
Total
Accrual Status:
Performing $
30,350
$
170,736
$
161,721
$
68,106
$
29,593
$
1,842,520
$
-
$
2,303,026
$
2,330,994
Non-Performing
-
-
68
-
-
24,146
-
24,214
25,012
Total residential mortgage loans

$
30,350
$
170,736
$
161,789
$
68,106
$
29,593
$
1,866,666
$
-
$
2,327,240
$
2,356,006
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
-
$
516
$
-
$
516
(1) Excludes accrued interest receivable.

As of March 31,2024
As of
December 31,
2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
701
$
-
$
701
$
943
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
701
$
-
$
701
$
943
Conventional residential mortgage loans
Accrual Status:
Performing $
18,525
$
88,674
$
76,967
$
44,602
$
28,939
$
207,468
$
-
$
465,175
$
457,550
Non-Performing
-
-
248
-
-
8,223
-
8,471
7,227
Total conventional residential mortgage loans $
18,525
$
88,674
$
77,215
$
44,602
$
28,939
$
215,691
$
-
$
473,646
$
464,777
Total
Accrual Status:
Performing $
18,525
$
88,674
$
76,967
$
44,602
$
28,939
$
208,169
$
-
$
465,876
$
458,493
Non-Performing
-
-
248
-
-
8,223
-
8,471
7,227
Total residential mortgage loans $
18,525
$
88,674
$
77,215
$
44,602
$
28,939
$
216,392
$
-
$
474,347
$
465,720
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
28

As of March 31,2024
As of
December 31,
2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
615
$
676
$
1,368
$
638
$
96,358
$
-
$
99,655
$
100,236
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
615
$
676
$
1,368
$
638
$
96,358
$
-
$
99,655
$
100,236
Conventional residential mortgage loans
Accrual Status:
Performing $
48,875
$
258,795
$
238,012
$
111,340
$
57,894
$
1,954,331
$
-
$
2,669,247
$
2,689,251
Non-Performing
-
-
316
-
-
32,369
-
32,685
32,239
Total conventional residential mortgage loans $
48,875
$
258,795
$
238,328
$
111,340
$
57,894
$
1,986,700
$
-
$
2,701,932
$
2,721,490
Total
Accrual Status:
Performing $
48,875
$
259,410
$
238,688
$
112,708
$
58,532
$
2,050,689
$
-
$
2,768,902
$
2,789,487
Non-Performing
-
-
316
-
-
32,369
-
32,685
32,239
Total residential mortgage loans $
48,875
$
259,410
$
239,004
$
112,708
$
58,532
$
2,083,058
$
-
$
2,801,587
$
2,821,726
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
-
$
516
$
-
$
516
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
29
The

following

tables present

the

amortized

cost

of

consumer

loans

by

portfolio

classes

and

by origination

year

based on

accrual
status as of

March 31,

2024, the

gross charge-offs

for the quarter

ended March

31, 2024 by

portfolio classes

and by

origination year,
and the amortized cost of consumer loans by portfolio classes based on accrual status as of

December 31,2023:

As of March 31, 2024
As of
December 31,
2023
Term Loans
Amortized Cost Basis by Origination Year
(1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Regions:
Auto loans
Accrual Status:
Performing $
161,277
$
598,793
$
498,696
$
354,754
$
161,557
$
163,146
$
-
$
1,938,223
$
1,919,583
Non-Performing
-
3,437
3,664
2,810
1,374
3,842
-
15,127
15,556
Total auto loans $
161,277
$
602,230
$
502,360
$
357,564
$
162,931
$
166,988
$
-
$
1,953,350
$
1,935,139
Charge-offs on auto loans $
-
$
2,724
$
3,060
$
1,802
$
559
$
1,211
$
-
$
9,356
Finance leases
Accrual Status:
Performing $
67,120
$
301,479
$
234,744
$
142,589
$
59,904
$
63,347
$
-
$
869,183
$
853,528
Non-Performing
-
391
766
410
280
897
-
2,744
3,287
Total finance leases $
67,120
$
301,870
$
235,510
$
142,999
$
60,184
$
64,244
$
-
$
871,927
$
856,815
Charge-offs on finance leases $
-
$
617
$
1,000
$
403
$
182
$
394
$
-
$
2,596
Personal loans
Accrual Status:
Performing $
37,408
$
157,655
$
106,185
$
27,959
$
13,945
$
34,032
$
-
$
377,184
$
379,161
Non-Performing
-
558
855
236
93
288
-
2,030
1,841
Total personal loans $
37,408
$
158,213
$
107,040
$
28,195
$
14,038
$
34,320
$
-
$
379,214
$
381,002
Charge-offs on personal loans $
-
$
1,342
$
2,778
$
533
$
232
$
573
$
-
$
5,458
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
323,062
$
323,062
$
329,212
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
323,062
$
323,062
$
329,212
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
5,995
$
5,995
Other consumer loans
Accrual Status:
Performing $
18,852
$
69,221
$
27,159
$
8,387
$
5,003
$
7,534
$
8,706
$
144,862
$
147,913
Non-Performing
-
881
448
122
48
173
133
1,805
1,689
Total other consumer loans $
18,852
$
70,102
$
27,607
$
8,509
$
5,051
$
7,707
$
8,839
$
146,667
$
149,602
Charge-offs on other consumer loans $
2
$
2,400
$
1,672
$
403
$
99
$
149
$
175
$
4,900
Total
Accrual Status:
Performing $
284,657
$
1,127,148
$
866,784
$
533,689
$
240,409
$
268,059
$
331,768
$
3,652,514
$
3,629,397
Non-Performing
-
5,267
5,733
3,578
1,795
5,200
133
21,706
22,373
Total consumer loans

$
284,657
$
1,132,415
$
872,517
$
537,267
$
242,204
$
273,259
$
331,901
$
3,674,220
$
3,651,770
Charge-offs on total consumer loans $
2
$
7,083
$
8,510
$
3,141
$
1,072
$
2,327
$
6,170
$
28,305
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
30

As of March 31, 2024
As of
December 31,
2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
Auto loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
721
$
-
$
721
$
1,105
Non-Performing
-
-
-
-
-
5
-
5
12
Total auto loans $
-
$
-
$
-
$
-
$
-
$
726
$
-
$
726
$
1,117
Charge-offs on auto loans $
-
$
-
$
-
$
-
$
-
$
59
$
-
$
59
Finance leases
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Personal loans
Accrual Status:
Performing $
190
$
50
$
-
$
71
$
-
$
-
$
-
$
311
$
273
Non-Performing
-
-
-
-
-
-
-
-
-
Total personal loans $
190
$
50
$
-
$
71
$
-
$
-
$
-
$
311
$
273
Charge-offs on personal loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Other consumer loans
Accrual Status:
Performing $
55
$
54
$
46
$
221
$
324
$
2,155
$
1,707
$
4,562
$
4,446
Non-Performing
-
-
-
-
-
18
10
28
59
Total other consumer loans $
55
$
54
$
46
$
221
$
324
$
2,173
$
1,717
$
4,590
$
4,505
Charge-offs on other consumer loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Total
Accrual Status:
Performing $
245
$
104
$
46
$
292
$
324
$
2,876
$
1,707
$
5,594
$
5,824
Non-Performing
-
-
-
-
-
23
10
33
71
Total consumer loans $
245
$
104
$
46
$
292
$
324
$
2,899
$
1,717
$
5,627
$
5,895
Charge-offs on total consumer loans $
-
$
-
$
-
$
-
$
-
$
59
$
-
$
59
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
31

As of March 31, 2024
As of
December 31,
2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
Auto loans
Accrual Status:
Performing $
161,277
$
598,793
$
498,696
$
354,754
$
161,557
$
163,867
$
-
$
1,938,944
$
1,920,688
Non-Performing
-
3,437
3,664
2,810
1,374
3,847
-
15,132
15,568
Total auto loans $
161,277
$
602,230
$
502,360
$
357,564
$
162,931
$
167,714
$
-
$
1,954,076
$
1,936,256
Charge-offs on auto loans $
-
$
2,724
$
3,060
$
1,802
$
559
$
1,270
$
-
$
9,415
Finance leases
Accrual Status:
Performing $
67,120
$
301,479
$
234,744
$
142,589
$
59,904
$
63,347
$
-
$
869,183
$
853,528
Non-Performing
-
391
766
410
280
897
-
2,744
3,287
Total finance leases $
67,120
$
301,870
$
235,510
$
142,999
$
60,184
$
64,244
$
-
$
871,927
$
856,815
Charge-offs on finance leases $
-
$
617
$
1,000
$
403
$
182
$
394
$
-
$
2,596
Personal loans
Accrual Status:
Performing $
37,598
$
157,705
$
106,185
$
28,030
$
13,945
$
34,032
$
-
$
377,495
$
379,434
Non-Performing
-
558
855
236
93
288
-
2,030
1,841
Total personal loans $
37,598
$
158,263
$
107,040
$
28,266
$
14,038
$
34,320
$
-
$
379,525
$
381,275
Charge-offs on personal loans $
-
$
1,342
$
2,778
$
533
$
232
$
573
$
-
$
5,458
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
323,062
$
323,062
$
329,212
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
323,062
$
323,062
$
329,212
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
5,995
$
5,995
Other consumer loans
Accrual Status:
Performing $
18,907
$
69,275
$
27,205
$
8,608
$
5,327
$
9,689
$
10,413
$
149,424
$
152,359
Non-Performing
-
881
448
122
48
191
143
1,833
1,748
Total other consumer loans $
18,907
$
70,156
$
27,653
$
8,730
$
5,375
$
9,880
$
10,556
$
151,257
$
154,107
Charge-offs on other consumer loans $
2
$
2,400
$
1,672
$
403
$
99
$
149
$
175
$
4,900
Total
Accrual Status:
Performing $
284,902
$
1,127,252
$
866,830
$
533,981
$
240,733
$
270,935
$
333,475
$
3,658,108
$
3,635,221
Non-Performing
-
5,267
5,733
3,578
1,795
5,223
143
21,739
22,444
Total consumer loans $
284,902
$
1,132,519
$
872,563
$
537,559
$
242,528
$
276,158
$
333,618
$
3,679,847
$
3,657,665
Charge-offs on total consumer loans $
2
$
7,083
$
8,510
$
3,141
$
1,072
$
2,386
$
6,170
$
28,364
(1) Excludes accrued interest receivable.
As of March 31, 2024 and December 31, 2023, the balance of revolving loans converted to term loans was
no
t material.
Accrued

interest

receivable

on

loans

totaled

$
60.2

million

as

of

March

31,

2024

($
62.3

million

as

of

December

31,2023),

was
reported as part

of accrued interest receivable

on loans and

investment securities in

the consolidated statements

of financial condition,
and is excluded from the estimate of credit losses.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
32
The

following

tables

present

information

about

collateral

dependent

loans

that

were

individually

evaluated

for

purposes

of
determining the ACL as of March 31, 2024 and December 31, 2023
:

As of March 31,2024
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost

Related
Allowance Amortized Cost
Amortized Cost

Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
25,622
$
1,888
$
77
$
25,699
$
1,888
Commercial loans:
Construction loans
-
-
956
956
-
Commercial mortgage loans
-
-
44,751
44,751
-
C&I loans

9,390
1,598
6,702
16,092
1,598
Consumer loans:
Personal loans
28
1
-
28
1
Other consumer loans
123
18
-
123
18
$
35,163
$
3,505
$
52,486
$
87,649
$
3,505

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

March

31,

2024

was
67
%,
compared to
65
% as of December 31, 2023 which was

not considered a significant change in

the extent to which collateral secured

the
loans

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
33
Purchases and Sales of Loans
In the ordinary course of business,

the Corporation enters into securitization

transactions and whole loan sales

with the Government
National

Mortgage

Association

(“GNMA”)

and

GSEs,

such

as

the

Federal

National

Mortgage

Association

(“FNMA”)

and

Federal
Home

Loan

Mortgage

Corp.

(“FHLMC”).

During

the

quarters

ended

March

31,

2024,

and

2023,

loans

pooled

into

GNMA

MBS
amounted to

approximately $
24.7

million and

$
29.4

million, respectively,

for which

the Corporation

recognized a

net gain

on sale

of
$
0.9

million

during

each

of

these

quarters.

Also,

during

the

quarters

ended

March

31,

2024

and

2023,

the

Corporation

sold
approximately

$
6.8

million

and

$
8.0

million,

respectively,

of

performing

residential

mortgage

loans

to

FNMA

for

which

the
Corporation

recognized

a net

gain

on sale

of

$
0.2

million during

each of

these

quarters.

The

Corporation’s

continuing

involvement
with

the

loans

that

it

sells

consists

primarily

of

servicing

the

loans.

In

addition,

the

Corporation

agrees

to

repurchase

loans

if

it
breaches any of

the representations and

warranties included in

the sale agreement.

These representations and

warranties are consistent
with the

GSEs’ selling

and servicing

guidelines (
i.e.
, ensuring

that the

mortgage was

properly underwritten

according to

established
guidelines).
For loans

pooled into

GNMA MBS,

the Corporation,

as servicer,

holds an

option to

repurchase individual

delinquent loans

issued
on or after

January 1, 2003,

when certain delinquency

criteria are met. This

option gives the

Corporation the unilateral

ability,

but not
the obligation, to

repurchase the delinquent

loans at par without

prior authorization from

GNMA. Since the

Corporation is considered
to

have

regained

effective

control

over

the

loans,

it

is

required

to

recognize

the

loans

and

a

corresponding

repurchase

liability
regardless of its

intent to repurchase

the loans. As

of March 31, 2024

and December 31, 2023,

rebooked GNMA delinquent

loans that
were included in the residential mortgage loan portfolio amounted to $
8.8

million and $
7.9

million, respectively.
During

the

quarters

ended

March

31,

2024

and

2023,

the

Corporation

repurchased,

pursuant

to

the

aforementioned

repurchase
option, $
0.2

million and $
1.5

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

The Corporation’s risk of
loss

with

respect

to

these

loans

is

also

minimal

as

these

repurchased

loans

are

generally

performing

loans

with

documentation
deficiencies.
During the

quarter ended

March 31,

2024, the

Corporation purchased

commercial loan

participations in

the Florida

region totaling
$
23.2

million,

which

consisted

of

approximately

$
13.7

million

in

the

commercial

mortgage

portfolio

and

$
9.5

million

in

the

C&I
portfolio.
No

significant purchases of loans were executed during the first quarter of 2023.
During the first

quarter of 2024,

the Corporation recognized

a $
9.5

million recovery

associated with the

bulk sale of

fully charged-
off loans, net

of a $
0.5

million repurchase liability.

There were
no

significant sales of

loans during the

quarter ended March

31, 2023,
other than those sales of conforming residential mortgage loans mentioned above.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
34

Loan Portfolio Concentration
The Corporation’s

primary

lending area

is Puerto

Rico. The

Corporation’s

banking subsidiary,

FirstBank, also

lends in

the USVI
and the BVI markets and

in the United States (principally

in the state of Florida).

Of the total gross loans held

for investment portfolio
of $
12.3

billion as

of March

31, 2024,

credit risk

concentration was

approximately
80
% in

Puerto Rico,
17
% in

the U.S.,

and
3
% in
the USVI and the BVI.
As

of

March

31,

2024,

the

Corporation

had

$
203.5

million

outstanding

in

loans

extended

to

the

Puerto

Rico

government,

its
municipalities and

public corporations,

compared to

$
187.7

million as

of December

31, 2023.

As of

March 31,

2024, approximately
$
129.4

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

31, 2024

included $
8.9

million in
loans granted

to an

affiliate of

the Puerto

Rico Electric

Power Authority

(“PREPA”)

and $
39.6

million in

loans to

agencies or

public
corporations of the Puerto Rico government.
In addition,

as of March

31, 2024, the

Corporation had

$
76.5

million in exposure

to residential mortgage

loans that are

guaranteed
by

the

PRHFA,

a

government

instrumentality

that

has

been

designated

as

a

covered

entity

under

PROMESA,

compared

to

$
77.7
million as of

December 31, 2023.

Residential mortgage

loans guaranteed by

the PRHFA

are secured by

the underlying properties

and
the guarantees serve to cover shortfalls in collateral in the event of a borrower default.
The Corporation also has credit exposure

to USVI government entities. As of

March 31, 2024, the Corporation had
$
97.4

million in
loans to USVI

government public corporations,

compared to $
90.5

million as of

December 31, 2023.

As of March

31, 2024, all

loans
were currently performing and up to date on principal and interest payments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
35
Loss Mitigation Program for Borrowers Experiencing

Financial Difficulty
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
The

below

disclosures

relate

to

loan

modifications

granted

to

borrowers

experiencing

financial

difficulty

in

which

there

was

a
change

in

the

timing

and/or

amount

of

contractual

cash

flows

in

the

form

of

any

of

the

aforementioned

types

of

modifications,
including

restructurings

that

resulted

in

a

more-than-insignificant

payment

delay.

These

disclosures

exclude

$
1.1

million

and

$
0.9
million,

respectively,

in

restructured

residential

mortgage

loans

that

are

government-guaranteed

(e.g.,

FHA/VA

loans)

and

were
modified during the quarters ended March 31, 2024 and 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
36
The following

tables present

the amortized

cost basis

as of March

31, 2024

and 2023

of loans

modified to

borrowers experiencing
financial difficulty

during the quarters

ended March 31,

2024 and 2023,

by portfolio classes and

type of modification

granted, and the
percentage of these modified loans relative to the total period-end amortized cost basis of receivables in the portfolio class:

Quarter Ended March 31,2024
Payment Delay Only
Forbearance Payment Plan
Trial
Modification
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction and
Term
Extension Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
464
$
-
$
-
$
-
$
-
$
464
0.02%
Construction loans
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
-
-
-
-
C&I loans
-
-
-
13
-
-
-
13
0.00%
Consumer loans:
Auto loans
-
-
-
-
174
125
1,036
(1)
1,335
0.07%
Personal loans
-
-
-
9
14
5
-
28
0.01%
Credit cards
-
-
-
548
(2)
-
-
-
548
0.17%
Other consumer loans
-
-
-
-
140
7
24
(1)
171
0.11%

Total modifications
$
-
$
-
$
464
$
570
$
328
$
137
$
1,060
$
2,559

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
37

The

following

tables

present

by

portfolio

classes

the

financial

effects

of

the

modifications

granted

to

borrowers

experiencing
financial difficulty,

other than those

associated to payment

delay,

during the quarters

ended March

31, 2024 and

2023. The financial
effects of the modifications associated to payment delay were discussed above and, as such, were excluded from the tables below:
Quarter Ended March 31, 2024
Combination of Interest Rate Reduction and Term
Extension
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
(In thousands)
Conventional residential mortgage loans
-
% -
-
% -
Construction loans
-
% -
-
% -
Commercial mortgage loans
-
% -
-
% -
C&I loans
13.00
% -
-
% -
Consumer loans:
Auto loans
-
%
30
2.68
%
25
Personal loans
8.49
%
25
1.79
%
14
Credit cards
16.55
% -
-
% -
Other consumer loans
-
%
23
2.81
%
19

Quarter Ended March 31, 2023
Combination of Interest Rate Reduction and Term
Extension
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
(In thousands)
Conventional residential mortgage loans
-
%
98
2.11
%
141
Construction loans
-
% -
-
% -
Commercial mortgage loans
-
% -
-
% -
C&I loans
-
% -
-
% -
Consumer loans:
Auto loans
-
%
22
2.88
%
28
Personal loans
-
%
30
3.36
%
12
Credit cards
16.04
% -
-
% -
Other consumer loans
-
%
27
1.96
%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
38

The following tables present by portfolio classes the performance of loans modified during the last twelve months ended March
31, 2024 and during the quarter ended March 31, 2023 that were granted to borrowers experiencing financial difficulty:
Last Twelve Months Ended March 31, 2024
30-59 60-89 90+
Total
Delinquency Current Total
(In thousands)
Conventional residential mortgage loans $
37
$
-
$
-
$
37
$
1,642
$
1,679
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
32,384
32,384
C&I loans
13
-
-
13
362
375
Consumer loans:
Auto loans
19
3
65
87
3,184
3,271
Personal loans
11
-
-
11
329
340
Credit cards
217
92
147
456
1,097
1,553
Other consumer loans
31
14
31
76
457
533

Total modifications
$
328
$
109
$
243
$
680
$
39,455
$
40,135

Quarter Ended March 31, 2023
30-59 60-89 90+
Total
Delinquency Current Total
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
-
$
-
$
880
$
880
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
-
C&I loans
-
-
-
-
40
40
Consumer loans:
Auto loans
44
138
-
182
529
711
Personal loans
-
-
-
-
42
42
Credit cards
103
89
-
192
97
289
Other consumer loans
-
-
-
-
218
218

Total modifications
$
147
$
227
$
-
$
374
$
1,806
$
2,180

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
39

The following table presents the amortized cost basis of classes of financing receivables that had a payment default (failure by the
borrower to make payments of either principal, interest, or both for a period of 90 days or more) and were modified to borrowers
experiencing financial difficulty during the last twelve months ended March 31, 2024:
Last Twelve Months Ended March 31, 2024
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction
and Term
Extension
Forgiveness of
Principal
and/or
Interest Other Total
(In thousands)
Conventional residential mortgage
loans
$
-
$
-
$
-
$
-
$
-
$
-
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
-
C&I loans
-
-
-
-
-
-
Consumer loans:
Auto loans
-
9
-
-
56
(1)
65
Personal loans
-
-
-
-
-
-
Credit cards
147
-
-
-
-
147
Other consumer loans
-
31
-
-
-
31

Total modifications
$
147
$
40
$
-
$
-
$
56
$
243
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
40
NOTE 4 – ALLOWANCE

FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following tables present the activity in the ACL on loans and finance leases by portfolio segment for the indicated periods:
Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I

Loans Consumer Loans Total
Quarter Ended March 31,2024
(In thousands)
ACL:
Beginning balance $
57,397
$
5,605
$
32,631
$
33,190
$
133,020
$
261,843
Provision for credit losses - (benefit) expense
(464)
571
(10)
(3,360)
16,180
12,917
Charge-offs

(516)
-
-
(459)
(28,364)
(29,339)
Recoveries
272
10
40
5,119
12,730
(1)
18,171
Ending balance $
56,689
$
6,186
$
32,661
$
34,490
$
133,566
$
263,592
(1)

Includes recoveries totaling $
9.5

million associated with the bulk sale of fully charged-off

consumer loans.

Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I

Loans
Consumer Loans Total
Quarter Ended March 31, 2023
(In thousands)
ACL:
Beginning balance $
62,760
$
2,308
$
35,064
$
32,906
$
127,426
$
260,464
Impact of adoption of ASU 2022-02

(1)
2,056
-
-
7
53
2,116
Provision for credit losses - expense (benefit)

73
860
1,246
(1,650)
15,727
16,256
Charge-offs

(983)
-
(18)
(118)
(16,798)
(17,917)
Recoveries
497
63
168
90
3,830
4,648
Ending balance $
64,403
$
3,231
$
36,460
$
31,235
$
130,238
$
265,567
(1)

Recognized as a result of the adoption of ASU 2022-02,

for which the Corporation elected to discontinue the use of a discounted cash flow methodology for restructured accruing loans, which had a corresponding decrease, net of applicable taxes,

in beginning retained earnings as of January 1, 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
41
The

Corporation

estimates

the

ACL

following

the

methodologies

described

in

Note

1

–

“Nature

of

Business

and

Summary

of
Significant Accounting

Policies” to

the audited

consolidated financial

statements included

in the

2023 Annual

Report on

Form 10-K,
as updated by the information contained in this report, for each portfolio segment

.
The Corporation

generally applies

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

March

31,

2024

and

December

31,

2023,

the

Corporation
applied the

baseline scenario

for the

commercial mortgage

and construction

loan portfolios

as deterioration,

particularly in

variables
associated to the

commercial real

estate property

performance in

these portfolios

was expected

at a lower

extent than

projected in

the
alternative downside scenario, particularly in the Puerto Rico region.
As of March 31, 2024, the ACL for loans and finance leases was $
263.6

million, an increase of $
1.8

million, from $
261.8

million as
of December

31, 2023.

The ACL

for commercial

and construction

loans increased

by $
1.9

million, mainly

due to

increased volume,
particularly

in

the

commercial

and

industrial

loan

portfolio,

coupled

with

a

deterioration

on

the

economic

outlook

of

certain
macroeconomic variables.

The

ACL

for

consumer

loans

increased

by

$
0.6

million

mainly

due

to

increases

in

historical

charge-off

levels,

mainly

in

credit
cards, and

increases in

portfolio volumes

in the

auto loan

and finance

leases portfolios.

This increase

was partially

offset by

updated
macroeconomic variables, mainly in the projection of unemployment rates across all regions.

Meanwhile,

the ACL

for residential

mortgage loans

decreased by

$
0.7

million,
mostly due

to updated

macroeconomic

variables,
mainly in the projection of unemployment rates, partially offset by newly originated loans that have a longer life.
Net charge-offs

were $
11.2

million for

the first

quarter of

2024, compared

to $
13.3

million for

the same

period in

2023. The

$
2.1
million

decrease

in net

charge-offs

was mainly

driven by

the $
9.5

million recovery

associated with

the aforementioned

bulk sale

of
fully

charged-off

consumer

loans

during

the

first

quarter

of

2024

and

a

$
5.0

million

recovery

associated

with

a

commercial

and
industrial

loan

in

the

Puerto

Rico

region,

partially

offset

by

an

increase

in

consumer

loans

and

finance

leases

charge-offs,

mainly
reflected in the auto and personal loan portfolios, primarily associated with a higher delinquency during the quarter.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
42

The tables below

present the ACL

related to loans

and finance leases

and the carrying

values of loans

by portfolio segment

as of
March 31,2024 and December 31, 2023:
As of March 31, 2024
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
C&I

Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,801,587
$
237,288
$
2,361,731
$
3,230,995
$
3,679,847
$
12,311,448

Allowance for credit losses
56,689
6,186
32,661
34,490
133,566
263,592

Allowance for credit losses to

amortized cost
2.02
%
2.61
%
1.38
%
1.07
%
3.63
%
2.14
%

As of December 31, 2023
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
C&I

Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,821,726
$
214,777
$
2,317,083
$
3,174,232
$
3,657,665
$
12,185,483

Allowance for credit losses
57,397
5,605
32,631
33,190
133,020
261,843

Allowance for credit losses to

amortized cost
2.03
%
2.61
%
1.41
%
1.05
%
3.64
%
2.15
%
In

addition,

the

Corporation

estimates

expected

credit

losses

over

the

contractual

period

in

which

the

Corporation

is

exposed

to
credit

risk

via

a

contractual

obligation

to

extend

credit,

such

as

unfunded

loan

commitments

and

standby

letters

of

credit

for
commercial

and

construction

loans,

unless

the

obligation

is

unconditionally

cancellable

by

the

Corporation.

See

Note

21

–
“Regulatory

Matters,

Commitments

and

Contingencies”

for

information

on

off-balance

sheet

exposures

as

of

March

31,

2024

and
December 31,

2023. The

Corporation estimates

the ACL

for these

off-balance

sheet exposures

following the

methodology described
in

Note

1 –

“Nature

of Business

and

Summary

of Significant

Accounting

Policies”

to

the audited

consolidated

financial statements
included in the 2023 Annual Report on Form 10-K.

As of March 31, 2024, the ACL for off-balance sheet credit

exposures increased to
$
4.9

million, from $
4.6

million as of December 31, 2023.
The following

table presents

the activity

in the

ACL for

unfunded loan

commitments and

standby letters

of credit

for the

quarters
ended March 31, 2024 and 2023:

Quarter Ended March 31,
2024 2023
(In thousands)
Beginning balance $
4,638
$
4,273
Provision for credit losses - expense (benefit)
281
(105)

Ending balance
$
4,919
$
4,168

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
43
NOTE 5 –
OTHER REAL ESTATE

OWNED

The following table presents the OREO inventory as of the indicated dates:
March 31,2024 December 31, 2023
(In thousands)
OREO balances, carrying value:
Residential
(1)
$
16,706
$
20,261
Construction
1,681
1,601
Commercial
10,477
10,807
Total $
28,864
$
32,669
(1) Excludes $
13.4

million and $
16.6

million as of

March 31,2024 and

December 31, 2023,

respectively, of

foreclosures that met

the conditions of ASC

Subtopic 310-40 “Reclassification

of
Residential Real

Estate Collateralized

Consumer Mortgage

Loans upon

Foreclosure,” and

are presented

as a

receivable as

part of

other assets

in the

consolidated statements

of financial
condition.
See Note 17 – “Fair

Value”

for information on subsequent measurement

adjustments recorded on OREO properties

reported as part
of “Net gain on OREO operations” in the consolidated statements of income during the quarters ended March 31, 2024 and 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
44
NOTE 6 – GOODWILL AND OTHER INTANGIBLES

Goodwill
Goodwill as

of each

of March

31, 2024

and December

31, 2023

amounted to

$
38.6

million.
The Corporation’s policy is to assess
goodwill and other intangibles for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe that the values of goodwill or other intangibles may be impaired. During the fourth quarter of 2023, management performed a qualitative analysis of the carrying amount of each relevant reporting units’ goodwill and concluded that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying value. This assessment involved identifying the inputs and assumptions that most affect fair value, including evaluating significant and relevant events impacting each reporting entity, and evaluating such factors to determine if a positive assertion can be made that it is more-likely-
than-not that the fair value of the reporting units exceeded their carrying amount. As of December 31, 2023, the Corporation concluded that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying value. The Corporation determined that there have been no significant events since the last annual assessment that could indicate potential goodwill impairment on reporting units for which the goodwill is allocated. As a result, no impairment charges for goodwill were recorded during the first quarter of 2024.

There were
no

changes in the carrying amount of goodwill during the quarters ended March 31,

2024 and 2023.
Other Intangible Assets
The

following

table

presents

the

gross

amount

and

accumulated

amortization

of

the

Corporation’s

intangible

assets

subject

to
amortization as of the indicated dates:

As of As of
March 31, December 31,
2024

2023

(Dollars in thousands)
Core deposit intangible:
Gross amount $
87,544
$
87,544
Accumulated amortization
(76,002)
(74,161)
Net carrying amount $
11,542
$
13,383
Remaining amortization period (in years)
5.8
6.0

During

the

quarters

ended

March

31,

2024

and

2023,

the

Corporation

recognized

$
1.8

million

and

$
2.0

million,

respectively,

in
amortization expense on its other intangibles subject to amortization.
The

Corporation

amortizes

core

deposit

intangibles

based

on

the

projected

useful

lives

of

the

related

deposits.

Core

deposit
intangibles

are

analyzed

annually

for

impairment,

or

sooner

if

events

and

circumstances

indicate

possible

impairment.

Factors

that
may

suggest

impairment

include

customer

attrition

and

run-off.

Management

is

unaware

of

any

events

and/or

circumstances

that
would indicate a possible impairment to the core deposit intangibles as of March

31, 2024.
The estimated

aggregate annual

amortization expense

related to the

intangible assets

subject to amortization

for future periods

was
as follows as of March 31, 2024:

(In thousands)
2024 $
4,575
2025
3,509
2026
872
2027
872
2028
872
2029 and after
842

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
45
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

time to time, and without causing

an event of default,
to defer

payments of

interest on

the Junior

Subordinated Deferrable

Debentures by

extending the

interest payment

period at

any time
and from time

to time during

the term of the

subordinated debentures for

up to twenty consecutive

quarterly periods. As

of March 31,
2024, the Corporation was current on all interest payments due on its subordinated debt.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
46
Private Label MBS
During

2004

and

2005,

an unaffiliated

party,

referred

to in

this subsection

as the

seller,

established

a

series of

statutory

trusts

to
effect

the

securitization

of

mortgage

loans

and

the

sale

of

trust

certificates

(“private

label

MBS”).

The

seller

initially

provided

the
servicing for

a fee, which

is senior to

the obligations to

pay private label

MBS holders. The

seller then entered

into a sales

agreement
through

which

it sold

and

issued

the

private

label

MBS in

favor

of

the

Corporation’s

banking

subsidiary,

FirstBank.

Currently,

the
Bank is

the sole

owner of

these private

label MBS;

the servicing

of the

underlying

residential mortgages

that generate

the principal
and interest

cash flows is

performed by

another third

party,

which receives

a servicing

fee. These

private label

MBS are variable

-rate
securities indexed

to
3-month CME Term SOFR

plus a

tenor

spread

adjustment

of
0.26161
% and

the original

spread

limited to

the
weighted-average

coupon

of

the

underlying

collateral.

The

principal

payments

from

the

underlying

loans

are

remitted

to

a

paying
agent

(servicer),

who

then

remits

interest

to

the

Bank.

Interest

income

is

shared

to

a

certain

extent

with

the

FDIC,

which

has

an
interest only strip (“IO”) tied to the

cash flows of the underlying loans

and is entitled to receive the excess

of the interest income less a
servicing

fee

over

the

variable

rate

income

that

the

Bank

earns

on

the

securities.

The

FDIC

became

the

owner

of

the

IO

upon

its
intervention of the seller,

a failed financial institution.

No recourse agreement exists, and

the Bank, as the sole

holder of the securities,
absorbs all risks from losses on non-accruing loans and

repossessed collateral. As of March 31, 2024, the

amortized cost and fair value
of these private

label MBS amounted

to $
6.9

million and $
4.7

million, respectively,

with a weighted average

yield of
7.63
%, which is
included as part

of the Corporation’s

available-for-sale debt

securities portfolio.

As described

in Note 2

– “Debt Securities,”

the ACL
on these private label MBS amounted to $
0.1

million as of March 31, 2024.
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

2024, the

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
The changes in MSRs are shown below for the indicated periods:

Quarter Ended March 31,
2024 2023
(In thousands)
Balance at beginning of year $
26,941
$
29,037
Capitalization of servicing assets
460
532
Amortization
(1,037)
(1,128)
Temporary impairment

recoveries
-
4
Other
(1)
(9)
(14)
Balance at end of period $
26,355
$
28,431
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

STATEMENTS – (Continued)
47
Changes in the impairment allowance were as follows for the indicated periods:

Quarter Ended March 31,
2024 2023
(In thousands)
Balance at beginning of year $
-
$
12
Temporary impairment

recoveries
-
(4)

Balance at end of period
$
-
$
8
The components

of net servicing

income, included as

part of mortgage

banking activities in

the consolidated statements

of income,
are shown below for the indicated periods:

Quarter Ended March 31,

2024 2023
(In thousands)
Servicing fees $
2,573
$
2,718
Late charges and prepayment penalties
189
199
Other
(1)
(9)
(14)

Servicing income, gross
2,753
2,903
Amortization and impairment of servicing assets
(1,037)
(1,124)

Servicing income, net
$
1,716
$
1,779
(1)
Mainly represents adjustments related to the repurchase of loans serviced for others.
The Corporation’s

MSRs are subject

to prepayment

and interest rate

risks. Key economic

assumptions used

in determining

the fair
value at the time of sale of the related mortgages for the indicated periods ranged as follows:

Weighted Average Maximum Minimum
Quarter Ended March 31, 2024
Constant prepayment rate:

Government-guaranteed mortgage loans
6.9
%
12.6
%
3.2
%

Conventional conforming mortgage loans
6.8
%
15.1
%
2.9
%

Conventional non-conforming mortgage loans
6.0
%
7.6
%
4.4
%
Discount rate:

Government-guaranteed mortgage loans
11.5
%
11.5
%
11.5
%

Conventional conforming mortgage loans
9.5
%
9.5
%
9.5
%

Conventional non-conforming mortgage loans
11.5
%
12.5
%
11.0
%
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
%
9.5
%

Conventional non-conforming mortgage loans
12.8
%
14.0
%
11.5
%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
48
The weighted

averages of the

key economic

assumptions that the

Corporation used

in its valuation

model and the

sensitivity of the
current

fair

value

to

immediate
10
%

and
20
%

adverse

changes

in

those

assumptions

for

mortgage

loans

were

as

follows

as

of

the
indicated dates:

March 31, December 31,
2024 2023
(In thousands)
Carrying amount of servicing assets $
26,355
$
26,941
Fair value $
44,764
$
45,244
Weighted-average

expected life (in years)
7.74
7.79
Constant prepayment rate (weighted-average annual

rate)
6.27
%
6.27
%

Decrease in fair value due to 10% adverse change
$
883
$
886

Decrease in fair value due to 20% adverse change
$
1,724
$
1,731
Discount rate (weighted-average annual rate)
10.69
%
10.68
%

Decrease in fair value due to 10% adverse change
$
1,904
$
1,927

Decrease in fair value due to 20% adverse change
$
3,668
$
3,712
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

STATEMENTS – (Continued)
49
NOTE 8 – DEPOSITS

The following table summarizes deposit balances as of the indicated dates:
March 31,2024 December 31, 2023
(In thousands)
Type of account:
Non-interest-bearing deposit accounts $
5,346,326
$
5,404,121
Interest-bearing checking accounts
3,934,508
3,937,945
Interest-bearing saving accounts
3,577,465
3,596,855
Time deposits
2,961,526
2,833,730
Brokered certificates of deposits ("CDs")
725,686
783,334

Total
$
16,545,511
$
16,555,985

The following table presents the contractual maturities of time deposits, including brokered CDs, as of March 31,2024:
Total

(In thousands)
Three months or less $
902,766
Over three months to six months
692,302
Over six months to one year
1,360,319
Over one year to two years

446,607
Over two years to three years

68,684
Over three years to four years

118,387
Over four years to five years

76,502
Over five years
21,645

Total
$
3,687,212

The following were the components of interest expense on deposits for the indicated periods:
Quarter Ended March 31,
2024 2023
(In thousands)
Interest expense on deposits $
62,929
$
29,924
Accretion of premiums from acquisitions
(34)
(83)
Amortization of broker placement fees
130
44

Total
$
63,025
$
29,885
Total

Puerto

Rico

and

U.S.

time

deposits

with

balances

of

more

than

$250,000

amounted

to

$
1.5

billion

and

$
1.4

billion

as

of
March 31, 2024

and December 31,

2023, respectively.

This amount does

not include brokered

CDs that are

generally participated

out
by

brokers

in

shares

of

less

than

the

FDIC

insurance

limit.

As

of

March

31,

2024

and

December

31,

2023,

unamortized

broker
placement

fees

amounted

to

$
1.2

million

and

$
1.0

million,

respectively,

which

are

amortized

over

the

contractual

maturity

of

the
brokered CDs under the interest method.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
50
NOTE 9 – ADVANCES

FROM THE FEDERAL HOME LOAN BANK (“FHLB
”)

The following is a summary of the advances from the FHLB as of the indicated dates:
March 31,2024 December 31, 2023
(In thousands)
Long-term
Fixed
-rate advances from the FHLB (1) $
500,000
$
500,000
(1)
Weighted-average

interest rate of
4.45
%

as of each of March 31,2024 and December 31, 2023, respectively.

Advances from the FHLB mature as follows as of the indicated date:
March 31,2024
(In thousands)
Over six months to one year $
180,000
Over one to five years
(1)
320,000

Total
$
500,000
(1) Average remaining term to maturity of
2.24

years.
NOTE 10 – OTHER LONG-TERM BORROWINGS
Junior Subordinated Debentures
Junior subordinated debentures, as of the indicated dates, consisted of:

(In thousands)
March 31, 2024 December 31, 2023
Long-term floating rate junior subordinated debentures (FBP Statutory Trust I) (1) (3)
$
43,143
$
43,143
Long-term floating rate junior subordinated debentures (FBP Statutory Trust II) (2) (3)
118,557
118,557
$
161,700
$
161,700
(1)
Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of
2.75
% over
3-month CME Term SOFR

plus a
0.26161
% tenor spread
adjustment as of March 31, 2024 and December 31, 2023 (
8.34
% as of March 31,2024 and
8.39
% as of December 31, 2023).
(2)
Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of
2.50
% over
3-month CME Term SOFR

plus a
0.26161
% tenor spread
adjustment as of March 31, 2024 and December 31, 2023 (
8.09
% as of March 31, 2024 and
8.13
% as of December 31, 2023).
(3)
See Note 7 - "Non-Consolidated Variable

Interest Entities

(“VIEs”) and Servicing Assets," for additional information on these debentures.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
51
NOTE 11 – EARNINGS PER COMMON . SHARE

The calculations of earnings per common share for the quarters ended March 31, 2024 and 2023 are as follows:
Quarter Ended March 31,
2024 2023
(In thousands, except per share information)
Net income attributable to common stockholders $
73,458
$
70,698
Weighted-Average

Shares:

Average common

shares outstanding
167,142
180,215

Average potential

dilutive common shares

656
1,021

Average common

shares outstanding - assuming dilution
167,798
181,236
Earnings per common share:
Basic

$
0.44
$
0.39
Diluted

$
0.44
$
0.39
Earnings

per

common

share

is

computed

by

dividing

net

income

attributable

to

common

stockholders

by

the

weighted-average
number

of

common

shares

issued

and

outstanding.

Basic

weighted-average

common

shares

outstanding

exclude

unvested shares

of
restricted stock that do not contain non-forfeitable dividend rights

.
Potential dilutive

common

shares consist

of unvested

shares of

restricted

stock

and

performance

units (if

any

of the

performance
conditions

are

met

as

of

the

end

of

the

reporting

period)

that

do

not

contain

non-forfeitable

dividend

or

dividend

equivalent

rights
using the

treasury stock

method. This

method assumes

that proceeds

equal to

the amount

of compensation

cost attributable

to future
services

is

used

to

repurchase

shares

on

the

open

market

at

the

average

market

price

for

the

period.

The

difference

between

the
number

of

potential

dilutive

shares

issued

and

the

shares

purchased

is

added

as

incremental

shares

to

the

actual

number

of

shares
outstanding

to

compute

diluted

earnings

per

share.

Unvested

shares

of

restricted

stock

outstanding

during

the

period

that

result

in
lower potentially

dilutive shares issued

than shares purchased

under the

treasury stock method

are not included

in the computation

of
dilutive

earnings

per

share

since

their

inclusion

would

have an

antidilutive

effect

on

earnings

per

share.

There

were
no

antidilutive
shares of common stock during the quarters ended March 31, 2024 and

2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
52
NOTE 12 – STOCK-BASED . COMPENSATION

The First Bancorp

Omnibus Incentive

Plan (the “Omnibus

Plan”), which is

effective until

May 24, 2026,

provides for equity-based
and non-equity-based

compensation incentives

(the “awards”).

The Omnibus

Plan authorizes

the issuance

of up

to
14,169,807

shares
of common

stock, subject

to adjustments

for stock

splits, reorganizations

and other

similar events.

As of

March 31,

2024, there

were
2,592,026

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
398,013

shares during the quarter

ended March 31, 2024

in connection
with restricted stock awards, which were reissued from treasury shares.

The following table summarizes the restricted stock activity under the Omnibus

Plan during the quarters ended March 31, 2024
and 2023:
Quarter ended Quarter ended
March 31, 2024 March 31, 2023
Number of Weighted- Number of Weighted-
shares of Average shares of Average
restricted Grant Date restricted Grant Date
stock

Fair Value
stock

Fair Value
Unvested shares outstanding at beginning of year
889,642
$
12.30
938,491
$
9.14
Granted
(1)
398,013
17.35
495,891
11.99
Forfeited
(1,905)
12.14
(25,415)
9.98
Vested
(252,504)
12.26
(481,536)
5.93
Unvested shares outstanding at end of period
1,033,246
$
14.26
927,431
$
12.32
(1) For the quarter ended March 31,2024, includes
2,280

shares of restricted stock awarded to independent directors and
395,733

shares of restricted stock awarded to employees, of which
84,122

shares were granted to retirement-eligible employees and thus charged to earnings as of the grant date. Includes

for the quarter ended March 31,2023,
3,502

shares of restricted
stock awarded to independent directors and
492,389

shares of restricted stock awarded to employees, of which
33,718

shares were granted to retirement-eligible employees and thus charged to earnings as of the grant date.
For the quarters

ended March 31,

2024 and 2023,

the Corporation recognized

$
2.4

million and $
1.6

million, respectively,

of stock-
based compensation

expense related

to restricted

stock awards.

As of

March 31,

2024,

there was

$
8.2

million

of total

unrecognized
compensation

cost

related

to unvested

shares

of

restricted

stock

that

the

Corporation

expects

to

recognize

over

a

weighted

average
period of
2.0

years.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
53
Performance Units
Under the Omnibus Plan, the Corporation may award

performance units to participants, with each unit representing the value of one
share

of

the

Corporation’s

common

stock.
These awards, which are granted to executives, do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock.

Performance units granted during the quarters ended March 31, 2024 and 2023 vest on the third anniversary of the effective date of the award based on actual achievement of two performance metrics weighted equally: relative total shareholder return (“Relative
TSR”), compared to companies that comprise the KBW Nasdaq Regional Banking Index, and the achievement of a tangible book value per share (“TBVPS”) goal, which is measured based upon the growth in the tangible book value during the performance cycle, adjusted for certain allowable non-recurring transactions. The participant may earn 50% of their target opportunity for threshold level performance and up to 150% of their target opportunity for maximum level performance, based on the individual achievement of each performance goal during a three-year performance cycle. Amounts between threshold, target and maximum performance will vest in a proportional amount.
The following

table summarizes

the performance

units activity under

the Omnibus

Plan during

the quarters

ended March

31, 2024
and 2023:

Quarter ended Quarter ended
March 31, 2024 March 31, 2023
Number

Weighted -
Number

Weighted -
of Average of Average
Performance Grant Date Performance Grant Date
Units Fair Value Units Fair Value
Performance units at beginning of year
534,261
12.25
791,923
7.36
Additions
(1)
165,487
18.39
216,876
12.24
Vested
(2)
(150,716)
11.26
(474,538)
4.08
Performance units at end of period
549,032
14.37
534,261
12.25
(1)
Units granted during the quarters ended March 31, 2024 and 2023 are based on the achievement of the Relative TSR and TBVPS

performance goals during a three-year performance cycle
beginning January 1, 2024 and January 1, 2023, respectively,

and ending on December 31, 2026 and December 31, 2025,

respectively.
(2)
Units vested during the quarters ended March 31, 2024 and

2023 are related to performance units granted in 2021 and 2020, respectively,

that met the pre-established target and were
settled with shares of common stock reissued from treasury shares.
The fair value of the performance units awarded during the quarters ended March 31, 2024 and 2023, that was based on the TBVPS goal component, was calculated based on the market price of the Corporation’s common stock on the respective date of the grant and assuming attainment of 100% of target opportunity. As of March 31, 2024, there have been no changes in management’s assessment of the probability that the pre-established TBVPS goal will be achieved; as such, no cumulative adjustment to compensation expense has been recognized. The fair value of the performance units awarded, that was based on the Relative TSR component, was calculated using a Monte Carlo simulation. Since the Relative TSR component is considered a market condition, the fair value of the portion of the award based on Relative TSR is not revised subsequent to grant date based on actual performance.

The following

table summarizes

the valuation

assumptions used

to calculate

the fair

value of

the Relative

TSR component

of the
performance units granted under the Omnibus Plan during the quarters ended March 31, 2024 and 2023:
Quarter Ended March 31,
2024 2023
Risk-free interest rate
(1)
4.41
%
3.98
%
Correlation coefficient
73.80
77.16
Expected dividend yield
(2)
-
-
Expected volatility
(3)
34.65
41.37
Expected life (in years)
2.78
2.79
(1)
Based on the yield on zero-coupon U.S. Treasury

Separate Trading of Registered Interest and

Principal of Securities as of the grant date for a period equal to the simulation term.
(2) Assumes that dividends are reinvested at each ex-dividend date.
(3)
Calculated based on the historical volatility of the Corporation's stock price with a look-back period equal to the simulation term using daily stock prices.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
54
For

each

of

the

quarters

ended

March

31,

2024

and

2023,

the

Corporation

recognized

$
0.5

million

of

stock-based

compensation
expense related to performance units.

As of March 31, 2024, there was $
5.6

million of total unrecognized compensation cost

related to
unvested performance units that the Corporation expects to recognize over a weighted average period of
2.4

years.
Shares withheld
During the

first quarter

of 2024,

the Corporation

withheld
136,038

shares (first

quarter of

2023 –
287,835

shares) of

the restricted
stock and

performance

units that

vested during

such period

to cover

the participants’

payroll and

income tax

withholding liabilities;
these

shares

are

held

as

treasury

shares.

The

Corporation

paid

in

cash

any

fractional

share

of

salary

stock

to

which

an

officer

was
entitled.

In

the

consolidated

financial

statements,

the

Corporation

presents

shares

withheld

for

tax

purposes

as

common

stock
repurchases.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
55
NOTE 13 –

STOCKHOLDERS’

EQUITY
Stock Repurchase Programs
On July

24, 2023,

the Corporation

announced that

its Board

of Directors

approved a

new stock

repurchase program,

under which
the Corporation may repurchase up to $
225

million of its outstanding common stock. Repurchases under the program may be executed
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

the

first

quarter

of

2024,

the

Corporation

repurchased
3,006,551

shares

of

common

stock

through
open

market

transactions

at

an

average

price

of

$
16.63

for

a

total

cost

of

approximately

$
50.0

million

under

this

stock

repurchase
program. As of

March 31, 2024,

the Corporation has

remaining authorization to

repurchase approximately

$
100.0

million of common
stock, which it

expects to execute

through the end

of the third

quarter of 2024.

The Corporation’s

holding company has

no operations
and depends on dividends, distributions

and other payments from its

subsidiaries to fund dividend payments,

stock repurchases, and to
fund all payments on its obligations, including debt obligations.
Common Stock

The following table shows the changes in shares of common stock outstanding for the quarters ended March 31, 2024 and 2023:
Total

Number of Shares
Quarter Ended March 31,
2024 2023
Common stock outstanding, beginning of year
169,302,812
182,709,059
Common stock repurchased
(1)
(3,142,589)
(3,865,375)
Common stock reissued under stock-based compensation plan
548,729
970,429
Restricted stock forfeited
(1,905)
(25,415)
Common stock outstanding, end of period
166,707,047
179,788,698

(1)
For the quarters ended March 31, 2024 and 2023 includes
136,038

and
287,835

shares, respectively, of common stock

surrendered to cover officers' payroll and

income taxes.
For

the

quarters

ended

March

31,

2024

and

2023,

total

cash

dividends

declared

on

shares

of

common

stock

amounted

to

$
26.9
million ($
0.16

per share)

and $
25.4

million ($
0.14

per share),

respectively.

On
April 25, 2024
, the

Corporation’s

Board of

Directors
declared a quarterly

cash dividend of

$
0.16

per common share.

The dividend is

payable on
June 14, 2024

to shareholders of

record at
the close

of business

on
May 30, 2024
. The

Corporation intends

to continue

to pay

quarterly dividends

on common

stock. However,
the

Corporation’s

common

stock

dividends,

including

the

declaration,

timing,

and

amount,

remain

subject

to

consideration

and
approval by the Corporation’s Board

Directors at the relevant times.
Preferred Stock
The Corporation

has
50,000,000

authorized shares of

preferred stock with

a par value

of $
1.00
, subject to

certain terms. This

stock
may

be

issued

in

series

and

the

shares

of

each

series

have

such

rights

and

preferences

as

are

fixed

by

the

Corporation’s

Board

of
Directors

when

authorizing

the

issuance

of

that

particular

series

and

are

redeemable

at

the

Corporation’s

option.
No

shares

of
preferred stock were outstanding as of March 31, 2024 and December

31, 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
56
Treasury Stock

The following table shows the changes in shares of treasury stock for the quarters ended March 31, 2024 and 2023.
Total

Number of Shares
Quarter Ended March 31,
2024 2023
Treasury stock, beginning of year
54,360,304
40,954,057
Common stock repurchased
3,142,589
3,865,375
Common stock reissued under stock-based compensation plan
(548,729)
(970,429)
Restricted stock forfeited
1,905
25,415
Treasury stock, end of period
56,956,069
43,874,418
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

FirstBank’s

legal surplus

reserve, included

as part

of
retained earnings in

the Corporation’s

consolidated statements of

financial condition, amounted

to $
199.6

million as of each

of March
31, 2024 and December 31, 2023. There were
no

transfers to the legal surplus reserve during the quarter ended March 31, 2024.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
57
NOTE 14 – ACCUMULATED

OTHER COMPREHENSIVE LOSS

The

following

table

presents

the

changes

in

accumulated

other

comprehensive

loss

for

the

quarters

ended

March

31,

2024

and
2023:

Changes in Accumulated Other Comprehensive

Loss by Component
(1)
Quarter ended March 31,
2024 2023
(In thousands)
Unrealized net holding losses on available-for-sale

debt securities:
Beginning balance $
(640,552)
$
(805,972)

Other comprehensive (loss) income
(2)
(15,065)
87,228
Ending balance $
(655,617)
$
(718,744)
Adjustment of pension and postretirement

benefit plans:
Beginning balance $
1,382
$
1,194

Other comprehensive income
-
-
Ending balance $
1,382
$
1,194
(1) All amounts presented are net of tax.
(2)
Net unrealized holding (losses) gains on available-for-sale

debt securities have no tax effect because securities

are either tax-exempt, held by an IBE,

or have a full deferred tax
asset valuation allowance.
NOTE 15 – EMPLOYEE BENEFIT PLANS
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

Benefits.”
The following table presents the components of net periodic (benefit) cost for the indicated periods:

Affected Line Item
in the Consolidated Quarter Ended
Statements of Income March 31, 2024 March 31, 2023
(In thousands)
Net periodic (benefit) cost, pension plans:
Interest cost Other expenses $
901
$
950
Expected return on plan assets Other expenses
(1,018)
(886)
Net periodic (benefit) cost, pension plans
(117)
64
Net periodic cost, postretirement plan Other expenses
16
6
Net periodic (benefit) cost
$
(101)
$

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
58
NOTE 16 –

INCOME TAXES

The Corporation is subject to Puerto Rico income tax on

its income from all sources. Under the Puerto Rico Internal

Revenue Code,
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

Puerto Rico tax
liability, subject to certain

conditions and limitations.
For the

first quarter

of 2024,

the Corporation

recorded

an income

tax expense

of $23.9

million

compared

to $
31.9

million in

the
first quarter

of 2023.

The decrease

in income

tax expense

was mainly

driven by

a lower

effective

tax rate

during the

first quarter

of
2024 and,

to a lesser

extent, by

lower pre-tax

income. During

the fourth quarter

of 2023, the

Corporation engaged

in certain business
activities with

preferential

tax treatment

under the

PR Tax

Code which

resulted

in a

lower effective

tax rate

for

the year

2023.

The
Corporation

has

maintained

an

effective

tax

rate

lower

than

the

Puerto

Rico

maximum

statutory

rate

of
37.5
%.

The

Corporation’s
estimated annual

effective tax

rate, excluding

entities with

pre-tax losses

from which

a tax

benefit cannot

be recognized

and discrete
items, was
24.3
% for the first quarter of 2024, compared to
31.2
% for the first quarter of 2023.

As of

March 31,

2024, the

Corporation had

a deferred

tax asset

of $
147.7

million, net

of a

valuation allowance

of $
140.1

million
against the deferred tax

asset, compared to a

deferred tax asset of $
150.1

million, net of a valuation

allowance of $
139.2

million, as of
December 31,

2023. The

net deferred

tax asset of

the Corporation’s

banking subsidiary,

FirstBank, amounted

to $
147.7

million as

of
March

31,

2024,

net

of

a

valuation

allowance

of

$
112.7

million,

compared

to

a

net

deferred

tax

asset

of

$
150.1

million,

net

of

a
valuation allowance of $
111.4

million, as of December 31, 2023.

The Corporation maintains a full valuation

allowance for its deferred
tax assets associated with capital loss carryforwards, NOL carryforwards and unrealized losses of available-for-sale debt securities.

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

Section 382 limitation as
any

such

tax

paid

in

the

U.S.

or

USVI

can

be

creditable

against

Puerto

Rico

tax

liabilities

or

taken

as

a

deduction

against

taxable
income. However,

our ability

to reduce

our Puerto

Rico tax

liability through

such a

credit or

deduction depends

on our

tax profile

at
each annual taxable

period, which is

dependent on

various factors. For

the first quarters

of 2024 and

2023, FirstBank incurred

current
income tax expense

of approximately $
2.2

million and $
2.5

million, respectively,

related to its U.S.

operations. The limitation

did not
impact the USVI operations in the first quarters of 2024 and 2023, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
59
The

Corporation

accounts

for

uncertain

tax

positions

under

the

provisions

of

ASC

Topic

740,

Income

Taxes.

The

Corporation’s
policy

is

to

report

interest

and

penalties

related

to

unrecognized

tax

positions

in

income

tax

expense.

As

of

March

31,

2024,

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

See Note 25 – “Fair Value,”

to the audited consolidated financial

statements included in the 2023

Annual Report on Form 10-K

for
a description of the valuation methodologies used to measure financial instruments at fair value on a recurring basis.

There

were

no

transfers

of

assets

and

liabilities

measured

at

fair

value

between

Level

1

and

Level

2

measurements

during

the
quarters ended March 31, 2024 and 2023.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of

March 31,2024 and December 31, 2023:
As of March 31, 2024 As of December 31, 2023
Fair Value Measurements Using

Fair Value Measurements Using

Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
(In thousands)
Assets:
Debt securities available for sale:
U.S. Treasury securities $
116,068
$
-
$
-
$
116,068
$
135,393
$
-
$
-
$
135,393
Noncallable U.S. agencies debt securities
-
467,940
-
467,940
-
433,437
-
433,437
Callable U.S. agencies debt securities
-
1,785,476
-
1,785,476
-
1,874,960
-
1,874,960
MBS
-
2,671,420
4,724
(1)
2,676,144
-
2,779,994
4,785
(1)
2,784,779
Puerto Rico government obligation
-
-
1,551
1,551
-
-
1,415
1,415
Equity securities
4,871
-
-
4,871
4,893
-
-
4,893
Derivative assets
-
239
-
239
-
341
-
341
Liabilities:
Derivative liabilities
-
242
-
242
-
317
-
317
(1) Related to private label MBS.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
61

The table below presents a reconciliation of the

beginning and ending balances of all assets measured at fair value on a recurring
basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2024 and 2023:
Quarter Ended March 31,
2024 2023
Level 3 Instruments Only

Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
(In thousands)
Beginning balance $
6,200
$
8,495

Total gains (losses):

Included in other comprehensive income (loss) (unrealized)
239
(162)

Included in earnings (unrealized)
(2)
69
9

Principal repayments and amortization
(3)
(233)
(737)
Ending balance $
6,275
$
7,605
(1)
Amounts related to private label MBS and a Puerto Rico government obligation.
(2)
Changes in unrealized gains included in earnings were recognized within provision for credit losses - expense and

relate to assets still held as of the reporting date.
(3)

For the quarter ended March 31, 2023 includes a $
0.5

million repayment related to a matured debt security.

The tables below present quantitative information for significant assets measured at fair value on a recurring basis using
significant unobservable inputs (Level 3) as of March 31,2024 and December

31, 2023:
March 31, 2024
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average
Minimum

Maximum
(Dollars in thousands)
Available-for-sale

debt securities:

Private label MBS
$
4,724
Discounted cash flows Discount rate
16.4%
16.4%
16.4%
Prepayment rate
0.0%
6.9%
3.7%
Projected cumulative loss rate
0.2%
10.5%
3.8%

Puerto Rico government obligation
$
1,551
Discounted cash flows Discount rate
13.0%
13.0%
13.0%
Projected cumulative loss rate
21.3%
21.3%
21.3%

December 31, 2023
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average
Minimum

Maximum
(Dollars in thousands)
Available-for-sale

debt securities:

Private label MBS
$
4,785
Discounted cash flows Discount rate
16.1%
16.1%
16.1%
Prepayment rate
0.0%
6.9%
3.7%
Projected cumulative loss rate
0.1%
10.9%
4.2%

Puerto Rico government obligation
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
Puerto Rico Government Obligation:

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
62
Additionally, fair value

is used on a nonrecurring basis to evaluate certain assets in accordance with GAAP.

For the quarters ended March 31, 2024 and 2023, the Corporation recorded losses or valuation adjustments for assets recognized at
fair value on a non-recurring basis and still held at March 31, 2024 and 2023, as shown in the following table:
Carrying value as of March 31,
Related to losses recorded for the Quarter Ended
March 31,
2024 2023 2024 2023
(In thousands)
Level 3:
Loans receivable

(1)
$
9,654
$
3,486
$
(41)
$
(60)
OREO
(2)
859
814
(163)
(33)
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

There were no

significant haircuts applied

on appraisals for the

quarters ended March

31, 2024 and
2023.
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

The haircuts

applied ranged

from
2
% to
21
% for the

quarter ended

March 31,

2024 and from
10
% to
28
% for the quarter ended March 31, 2023.

See Note 25 –

“Fair Value,”

to the audited

consolidated financial statements

included in the

2023 Annual Report

on Form 10-K

for
qualitative information regarding the

fair value measurements for Level 3 financial

instruments measured at fair value on nonrecurring
basis.

The following tables present the carrying value, estimated fair value and estimated fair value level of the hierarchy of financial
instruments as of March 31,2024 and December 31, 2023:
Total Carrying Amount
in Statement of
Financial Condition as
of March 31, 2024
Fair Value Estimate as

of
March 31, 2024 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money market investments

(amortized cost)
$
684,519
$
684,519
$
684,519
$
-
$
-
Available-for-sale debt

securities (fair value)
5,047,179
5,047,179
116,068
4,924,836
6,275
Held-to-maturity debt securities:

Held-to-maturity debt securities (amortized cost)
349,330

Less: ACL on held-to-maturity debt securities
(1,235)

Held-to-maturity debt securities, net of ACL
$
348,095
338,120
-
228,237
109,883
Equity securities (amortized cost)
46,519
46,519
-
46,519
(1)
-
Other equity securities (fair value)
4,871
4,871
4,871
-
-
Loans held for sale (lower of cost or market)
12,080
12,173
-
12,173
-
Loans held for investment:

Loans held for investment (amortized cost)
12,311,448

Less: ACL for loans and finance leases
(263,592)

Loans held for investment, net of ACL
$
12,047,856
11,953,468
-
-
11,953,468
MSRs (amortized cost)
26,355
44,764
-
-
44,764
Derivative assets (fair value)

(2)
239
239
-
239
-
Liabilities:
Deposits (amortized cost) $
16,545,511
$
16,546,891
$
-
$
16,546,891
$
-
Advances from the FHLB (amortized cost):

Long-term
500,000
496,672
-
496,672
-
Other long-term borrowings (amortized cost)
161,700
160,199
-
-
160,199
Derivative liabilities (fair value)

(2)
242
242
-
242
-
(1) Includes FHLB stock with a carrying value of $
34.6

million, which is considered restricted.
(2) ) Includes interest rate swap agreements, interest rate caps, forward contracts, interest rate lock commitments, and forward loan sales commitments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
63

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
Advances from the FHLB (amortized cost)

Long-term
500,000
500,522
-
500,522
-
Other long-term borrowings (amortized cost)
161,700
159,999
-
-
159,999
Derivative liabilities (fair value)
(2)
317
317
-
317
-
(1) Includes FHLB stock with a carrying value of $
34.6

million, which is considered restricted.
(2) Includes interest rate swap agreements, interest rate caps, forward contracts and interest rate lock commitments.
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
64
NOTE 18 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition

In accordance with

ASC Topic

606, “Revenue from

Contracts with Customers” (“ASC

Topic

606”), revenues are

recognized when
control

of

promised

goods

or

services

is

transferred

to

customers

and

in

an

amount

that

reflects

the

consideration

to

which

the
Corporation expects to be

entitled in exchange for those

goods or services. At contract

inception, once the contract is

determined to be
within the

scope of

ASC Topic

606, the

Corporation assesses

the goods

or services

that are

promised within

each contract,

identifies
the

respective

performance

obligations,

and

assesses

whether

each

promised

good

or

service

is

distinct.

The

Corporation

then
recognizes

as revenue

the amount

of the

transaction price

that is

allocated to

the respective

performance obligation

when (or

as) the
performance obligation is satisfied.
Disaggregation of Revenue

The

following

tables

summarize

the

Corporation’s

revenue,

which

includes

net

interest

income

on

financial

instruments

that

is
outside

of

ASC

Topic

606

and

non-interest

income,

disaggregated

by

type

of

service

and

business

segment

for

the

quarters

ended
March 31, 2024 and 2023:

Quarter ended March 31,2024
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
15,823
$
148,947
$
14,928
$
(6,532)
$
18,248
$
5,106
$
196,520
Service charges and fees on deposit accounts
-
5,281
3,492
-
148
741
9,662
Insurance commissions
-
5,234
-
-
56
217
5,507
Card and processing income
-
10,238
24
-
78
972
11,312
Other service charges and fees
58
1,043
876
-
621
141
2,739
Not in scope of ASC Topic

606

(1)
2,961
1,610
109
83
(2)
2
4,763

Total non-interest income
3,019
23,406
4,501
83
901
2,073
33,983
Total Revenue (Loss) $
18,842
$
172,353
$
19,429
$
(6,449)
$
19,149
$
7,179
$
230,503

Quarter ended March 31,2023
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
21,788
$
137,744
$
14,940
$
(658)
$
20,930
$
6,141
$
200,885
Service charges and fees on deposit accounts
-
5,486
3,154
-
165
736
9,541
Insurance commissions
-
4,640
-
-
28
179
4,847
Card and processing income
-
9,901
22
-
31
964
10,918
Other service charges and fees
161
1,152
854
-
583
344
3,094
Not in scope of ASC Topic

606
(1)
2,913
855
145
160
40
5
4,118
Total non-interest

income
3,074
22,034
4,175
160
847
2,228
32,518
Total Revenue (Loss) $
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
65
For

the

quarters

ended

March

31,

2024

and

2023,

most

of

the

Corporation’s

revenue

within

the

scope

of

ASC

Topic

606

was
related to performance obligations satisfied at a point in time.
See

Note

26

–

“Revenue

from

Contracts

with

Customers,”

to

the

audited

consolidated

financial

statements

included

in

the

2023
Annual Report on Form 10-K for a discussion of major revenue streams under the scope of ASC Topic 606.

Contract Balances
As of

March 31,

2024 and

December 31,

2023, there

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
66
NOTE 19 – SEGMENT INFORMATION
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

2024,

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

The

accounting

policies

of

the

segments

are

the

same

as

those

referred

to

in

Note

1

–

“Nature

of

Business

and

Summary

of
Significant Accounting Policies,” to the audited consolidated financial statements included in the 2023 Annual Report on Form 10-K.
The

Corporation

evaluates

the

performance

of

the

segments

based

on

net

interest

income,

the

provision

for

credit

losses,

non-
interest

income

and

direct

non-interest

expenses.

The

segments

are

also

evaluated

based

on

the

average

volume

of

their

interest-
earning assets less the ACL.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
67

The following tables present information about the reportable segments for the indicated periods:
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Quarter ended March 31,2024:
Interest income $
31,443
$
94,795
$
72,112
$
28,058
$
34,765
$
7,332
$
268,505
Net (charge) credit for transfer of funds
(15,620)
96,251
(57,184)
(21,472)
(1,975)
-
-
Interest expense
-
(42,099)
-
(13,118)
(14,542)
(2,226)
(71,985)
Net interest income (loss)
15,823
148,947
14,928
(6,532)
18,248
5,106
196,520
Provision for credit losses - (benefit) expense
(260)
15,418
(2,439)
(69)
82
(565)
12,167
Non-interest income

3,019
23,406
4,501
83
901
2,073
33,983
Direct non-interest expenses
6,705
42,645
10,339
1,071
9,110
6,591
76,461

Segment income (loss)
$
12,397
$
114,290
$
11,529
$
(7,451)
$
9,957
$
1,153
$
141,875
Average earning assets $
2,126,465
$
3,472,998
$
4,022,173
$
5,900,314
$
2,087,816
$
413,219
$
18,022,985

Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Quarter ended March 31,2023:
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
Average earning assets $
2,171,061
$
3,174,150
$
3,713,633
$
6,216,498
$
2,067,848
$
366,338
$
17,709,528

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:
Quarter Ended March 31,
2024 2023
(In thousands)
Net income:

Total income for segments

$
141,875
$
145,746
Other non-interest expenses

(1)
44,462
43,113
Income before income taxes
97,413
102,633
Income tax expense
23,955
31,935

Total consolidated net income
$
73,458
$
70,698
Average assets:
Total average earning assets for segments

$
18,022,985
$
17,709,528
Average non-earning assets

835,314
847,628

Total consolidated average assets
$
18,858,299
$
18,557,156
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
68
NOTE 20 – SUPPLEMENTAL

STATEMENT

OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information is as follows for the indicated

periods:

Quarter Ended March 31,
2024 2023
(In thousands)
Cash paid for:

Interest

$
67,322
$
37,798

Income tax

-
10,926

Operating cash flow from operating leases
4,362
4,316
Non-cash investing and financing activities:

Additions to OREO
1,213
6,414

Additions to auto and other repossessed assets
15,710
15,356

Capitalization of servicing assets
460
532

Loan securitizations
24,266
28,736

Loans held for investment transferred to held for sale
118
2,345

Loans held for sale transferred to held for investment
-
1,008

Right-of-use assets obtained in exchange for operating lease liabilities,

net of lease terminations
3,926
1,630

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
69
NOTE 21 – REGULATORY

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

2024 and

December 31,

2023,

the Corporation

and FirstBank

exceeded

the minimum

regulatory
capital

ratios

for

capital

adequacy

purposes and

FirstBank exceeded

the minimum

regulatory

capital ratios

to

be considered

a well-
capitalized

institution

under

the

regulatory

framework

for

prompt

corrective

action.

As

of

March

31,

2024,

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

2024,

the

capital

measures

of

the

Corporation

and

the

Bank

included
$
48.6

million associated

with the

CECL day

one impact

to retained

earnings plus
25
% of

the increase

in the

ACL (as

defined in

the
interim

final

rule)

from

January

1,

2020

to

December

31,

2021,

and

$
16.2

million

remains

excluded

to

be

phased-in

on

January

1,
2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
70
The regulatory

capital position

of the

Corporation and

FirstBank as

of March

31, 2024

and December

31, 2023,

which reflects

the
delay in the full effect of CECL on regulatory capital, were as follows:

Regulatory Requirements
Actual For Capital Adequacy Purposes
To be Well

-Capitalized
Thresholds

Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
As of March 31,2024
Total Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,388,964
18.36
% $
1,040,707
8.0
% N/A N/A

FirstBank
$
2,360,406
18.15
% $
1,040,576
8.0
% $
1,300,720
10.0
%
CET1 Capital (to Risk-Weighted Assets)

First BanCorp.
$
2,068,978
15.90
% $
585,398
4.5
% N/A N/A

FirstBank
$
2,097,291
16.12
% $
585,324
4.5
% $
845,468
6.5
%
Tier I Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,068,978
15.90
% $
780,531
6.0
% N/A N/A

FirstBank
$
2,197,291
16.89
% $
780,432
6.0
% $
1,040,576
8.0
%
Leverage ratio

First BanCorp.
$
2,068,978
10.65
% $
777,406
4.0
% N/A N/A

FirstBank
$
2,197,291
11.31
% $
777,103
4.0
% $
971,379
5.0
%
As of December 31, 2023
Total Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,403,319
18.57
% $
1,035,589
8.0
% N/A N/A

FirstBank
$
2,376,003
18.36
% $
1,035,406
8.0
% $
1,294,257
10.0
%
CET1 Capital (to Risk-Weighted Assets)

First BanCorp.
$
2,084,432
16.10
% $
528,519
4.5
% N/A N/A %

FirstBank
$
2,113,995
16.33
% $
582,416
4.5
% $
841,267
6.5
%
Tier I Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,084,432
16.10
% $
776,692
6.0
% N/A N/A

FirstBank
$
2,213,995
17.11
% $
776,554
6.0
% $
1,035,406
8.0
%
Leverage ratio

First BanCorp.
$
2,084,432
10.78
% $
773,615
4.0
% N/A N/A

FirstBank
$
2,213,995
11.45
% $
773,345
4.0
% $
966,682
5.0
%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
71
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
of March 31, 2024,

commitments to extend

credit amounted to approximately

$
2.0

billion, of which $
0.9

billion relates to retail

credit
card

loans.

In

addition,

commercial

and

financial

standby

letters

of

credit

as

of

March

31,

2024

amounted

to

approximately

$
74.0
million.
Contingencies
As

of

March

31,

2024,

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

loss in
excess

of

any

accrual)

will

be

incurred

in

connection

with

any

legal

contingencies,

the

Corporation

discloses

an

estimate

of

the
possible loss or

range of loss,

either individually or

in the aggregate,

as appropriate, if

such an estimate can

be made, or

discloses that
an estimate cannot be made. Based on the Corporation’s

assessment as of March 31, 2024, no such disclosures were necessary.
On

November

16,

2023,

the

FDIC

approved

a

final

rule

to

implement

a

special

assessment

to

recover

the

loss

to

the

Deposit
Insurance

Fund

associated

with

protecting

uninsured

depositors

following

the

closure

of

Silicon

Valley

Bank

and

Signature

Bank
during the

first half

of 2023.

Under the

final rule,

the FDIC

will collect

the special

assessment at

quarterly rate

of 3.36

basis points,
beginning with the

first quarterly assessment

period of 2024

(i.e, January 1

through March 31,

2024) with an

invoice payment date

of
June 28, 2024,

and will continue to

collect special assessments

for an anticipated

total of eight quarterly

assessment periods. The

base
for the

special assessment

is equal

to the

estimated uninsured

deposits reported

for the

December 31,

2022 reporting

period, adjusted
to exclude

the first $5

billion of such

amount. In

association with this

final rule

and as required

by ASC Topic

450, “Contingencies,”
as of December 31, 2023, the Corporation recorded an initial special assessment of $
6.3

million.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
72
On

February

23,

2024,

the

FDIC

informed

that

the

estimated

loss

attributable

to

the

protection

of

uninsured

depositors

of

the
aforementioned

failed

institutions

is

$20.4

billion,

an

increase

of

approximately

$4.1

billion

from

the

estimate

of

$16.3

billion
described

in

the

final

rule.

The

estimated

loss

may

be

partially

offset

by

any

potential

future

recoveries

from

the

residual

interests
retained in

each of

the trusts.

In connection

with this

notice, during

the first

quarter of

2024, the

Corporation recorded

a $0.9

million
additional

expense in

the consolidated

statements of

income as

part of

“FDIC deposit

insurance”

expenses to

increase the

estimated
FDIC special assessment to $7.3 million.
The

FDIC

retains

the

ability

to

cease

collection

early,

extend

the

special

assessment

collection

period

beyond

the

eight-quarter
collection

period,

or

impose an

additional

shortfall

special assessment

on

a

one-time

basis after

the

receiverships

for the

two

failed
institutions

are

terminated.

The

collection

period

may

change

due

to

updates

to

the

estimated

loss

pursuant

to

the

systemic

risk
determination or

if assessments

collected change

due to

corrective amendments

to the

amount of

uninsured deposits

reported for

the
December 31,

2022 reporting

period.

The FDIC

will provide

any updates

on the

estimated loss

and collection

period for

the special
assessment with the first quarter 2024 special assessment invoice, to be released in June 2024.

The federal

financial regulatory

agencies

may

take other

measures to

address macroeconomic

conditions,

as well

as the

effect

of
regional

bank

failures

in

the

U.S.

mainland

during

the

first

half

of

2023,

although

the

nature

and

impact

of

such

actions cannot

be
predicted at this time.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
73
NOTE 22 – FIRST BANCORP.

(HOLDING COMPANY

ONLY) FINANCIAL

INFORMATION
The following

condensed financial information

presents the financial

position of

First BanCorp.

at the holding

company level only
as of March 31, 2024 and December 31, 2023, and the results of its operations for the quarters ended March 31, 2024 and 2023:

Statements of Financial Condition
As of March 31, As of December 31,
2024 2023
(In thousands)
Assets
Cash and due from banks $
11,420
$
11,452
Other investment securities
975
825
Investment in First Bank Puerto Rico, at equity
1,608,030
1,627,172
Investment in First Bank Insurance Agency,

at equity
21,509
18,376
Investment in FBP Statutory Trust I
1,289
1,289
Investment in FBP Statutory Trust II
3,561
3,561
Dividends receivable
709
713
Other assets
679
476

Total assets
$
1,648,172
$
1,663,864
Liabilities and Stockholders’ Equity
Liabilities:
Long-term borrowings

$
161,700
$
161,700
Accounts payable and other liabilities
6,755
4,555

Total liabilities
168,455
166,255
Stockholders’ equity
1,479,717
1,497,609

Total liabilities and stockholders’

equity
$
1,648,172
$
1,663,864

Statements of Income

Quarter Ended March 31,
2024 2023
(In thousands)
Income

Interest income on money market investments

$
63
$
53

Dividend income from banking subsidiaries
80,917
78,870

Other income
101
102

Total income
81,081
79,025
Expense

Interest expense on long-term borrowings
3,350
3,381

Other non-interest expenses
439
410

Total expense
3,789
3,791
Income before income taxes and equity in undistributed

earnings of subsidiaries
77,292
75,234
Income tax expense
1
1
Equity in undistributed earnings of subsidiaries (distribution in excess of earnings)
(3,833)
(4,535)
Net income $
73,458
$
70,698
Other comprehensive (loss) income, net of tax
(15,065)
87,228
Comprehensive income $
58,393
$
157,926

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

2023 (the

“2023 Annual

Report on

Form 10-
K”). This section

also presents certain

financial measures that

are not based

on generally accepted

accounting principles in

the United
States

of

America

(“GAAP”).

See

“Non-GAAP

Financial

Measures

and

Reconciliations”

below

for

information

about

why

non-
GAAP

financial

measures

are

presented,

reconciliations

of

non-GAAP

financial

measures

to

the

most

comparable

GAAP

financial
measures, and references to non-GAAP financial measures reconciliations presented in other sections.
EXECUTIVE SUMMARY
First BanCorp.

is a diversified

financial holding

company headquartered

in San Juan,

Puerto Rico offering

a full range

of financial
products to

consumers and

commercial customers

through various

subsidiaries. First

BanCorp.

is the

holding company

of FirstBank
Puerto

Rico

(“FirstBank”

or the

“Bank”)

and

FirstBank

Insurance

Agency.

Through

its wholly

-owned

subsidiaries,

the Corporation
operates

in

Puerto

Rico,

the

United

States

Virgin

Islands

(“USVI”),

the

British

Virgin

Islands

(“BVI”),

and

the

state

of

Florida,
concentrating on

commercial banking,

residential mortgage loans,

credit cards, personal

loans, small loans,

auto loans and

leases, and
insurance agency activities.
Recent Developments
Economy and Market Volatility
The

Corporation

continued

to

successfully

navigate

the

challenging

interest

rate

cycle

by

delivering

another

quarter

of

strong
operating

results.

Consistent

with

its

guidance,

the

loan

portfolio

grew

for

the

ninth

consecutive

quarter,

expenses

were

prudently
managed, profitability

was sustained,

and over

100% of

earnings was

returned to

shareholders during

the first

quarter of

2024 in

the
form

of

buybacks

and

dividends.

Core

deposits,

other

than

government

and

brokered,

stabilized

during

the

quarter

although

some
migration

of

customers

seeking

higher

yields

in

time

deposits

continued

as

expected.

Early

delinquency

metrics

improved

and

the
Corporation

took

advantage

of

market

opportunities

to

sell

a

portfolio

of

previously

charged-off

consumer

loans

which

positively
impacted the provision expense for the first quarter of 2024.
Furthermore,

the

Corporation

remains

vigilant

of

the

interest

rate

market

environment.

Following

its

May

1,

2024

meeting,

the
Federal Reserve announced

its decision to

leave the federal

funds rate unchanged,

at a target

rate of 5.25%

to 5.50%, and

commented
that

it

is

prepared

to

maintain

the

current

target

range

for

the

federal

funds

rate

for

longer.

The

Federal

Reserve

advised

that

it’s
unlikely that the next move will be a rate hike even after indications that inflation continues to be more resilient than expected.
Under a

higher-for-longer

interest rate

environment, the

Corporation expects

to be margin

accretive for

the year

and remains well-
positioned to redeploy cash

inflows from repayments of

the investment securities portfolio

,

which are expected at

approximately $900
million for

the remainder

of the

year,

into higher-yielding

assets. Moreover,

although the

Corporation expects

some further

increases
in time

deposits, it

expects other

deposits to

remain stable.

Also, the

Corporation expects

to register

mid-single-digit loan

growth for
its core business since

it remains encouraged

by commercial and

auto loan activity

and loan origination

opportunities available within
both Puerto Rico and the Florida region.
Return of Capital to Shareholders
In the

first quarter

of 2024,

the Corporation

returned approximately

$76.6 million,

or over

100% of

first quarter

2024 earnings,

to
its shareholders through

$50.0 million in

repurchases of common

stock and the payment

of $26.6 million

in common stock

dividends,
which reflects an increase in

the common stock dividend of 14%,

from $0.14 per share in the

fourth quarter of 2023 to

$0.16 per share
in

the

first

quarter

of

2024.

As

of

May

2,

2024,

the

Corporation

has

remaining

authorization

to

repurchase

approximately

$95.1
million of common

stock, which it expects

to execute through

the end of

the third quarter of

2024. The Corporation

expects to update
its capital plan during the second quarter of 2024.

Strategic Partnership with nCino
In

the

first

quarter

of

2024,

the

Corporation

partnered

with

nCino,

a

financial

technology

company

that

provides

cloud

banking
solutions for the global

financial services industry,

to offer a more

modern commercial banking

experience for its customers

as part of
its digital

transformation

initiatives. These

innovations,

which represent

an estimated

investment of

approximately

$15 million,

will
enhance the customer

experience by providing

simplicity in online

commercial operations and

shortening loan cycle

times, while also
improving the lending and portfolio management capabilities for

FirstBank Puerto Rico’s employees

by simplifying the loan cycle and
enhancing credit response times.

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

2023

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

2023
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

$73.5

million,

or

$0.44

per

diluted

common

share,

for

the

quarter

ended

March

31,

2024,
compared

to

$70.7

million,

or

$0.39

per

diluted

common

share,

for

the

quarter

ended

March

31,

2023.

Other

relevant

selected
financial indicators for the periods presented are included below:
Quarter Ended March 31,
2024 2023
Key Performance Indicator:
(1)
Return on Average

Assets
(2)
1.56% 1.55%
Return on Average

Common Equity
(3)
19.56 21.00
Efficiency Ratio
(4)
52.46 49.39
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

The key drivers

of the Corporation’s

GAAP financial results

for the quarter

ended March 31, 2024,

compared to the

first quarter of
2023, include the following:
●
Net interest

income for

the quarter

ended March

31, 2024

decreased

to $196.5

million, compared

to $200.9

million for

the
first quarter

of 2023,

mainly driven

by an

increase

in interest

expense

due

to higher

rates paid

on interest-bearing

deposits
given the higher

interest rate environment

and a change in

deposit mix, partially

offset by the

effect of higher

market interest
rates on

the upward

repricing of

variable-rate commercial

loans as well

as the

effect of

higher average

loan balances

funded
with cash

flows from

the lower-yielding

investment

securities portfolio

.

See “Results

of Operations

– Net

Interest

Income”
below for additional information.
●
The provision for credit

losses on loans, finance

leases, unfunded loan commitments

and debt securities for the

quarter ended
March

31,

2024

was

$12.2

million,

compared

to

$15.5

million

for

the

first

quarter

of

2023.

The

decrease

in

the provision
expense was

primarily related

to the

effect during

the first

quarter of

2024 of

a $9.5

million recovery

associated with

a bulk
sale

of

fully

charged-off

consumer

loans

and

a

$5.0

million

recovery

of

a

commercial

and

industrial

(“C&I”)

loan

in

the
Puerto Rico region, partially offset by increases in charge

-off levels in the consumer loans and finance leases portfolio.
Net

charge-offs

totaled

$11.2

million

for

the

quarter

ended

March

31,

2024,

or

0.37%

of

average

loans

on

an

annualized
basis,

compared

to

$13.3

million,

or

an

annualized

0.46%

of

average

loans,

for

the

first

quarter

of

2023.

The

recovery
associated with the

aforementioned bulk sale

of fully charged-off

consumer loans reduced the

ratio of total net

charge-offs to
average loans

for the

first quarter

of 2024

by approximately

31 basis

points (“bps”).

See “Results

of Operations

– Provision
for Credit Losses” and “Risk Management” below for analyses of the ACL and non-performing assets and related ratios.
●
The

Corporation

recorded

non-interest

income

of

$34.0

million

for

the

quarter

ended

March

31,

2024,

compared

to

$32.5
million for the first quarter of 2023. See “Results of Operations – Non-Interest

Income”

below for additional information.

●
Non-interest

expenses

for

the

quarter

ended

March

31,

2024

increased

by

$5.6

million

to

$120.9

million,

of

which

$3.1
million

was related

to an

increase in

employees’ compensation

and benefits

expenses mainly

driven by

annual salary

merit
increases. The efficiency ratio for the first quarter of 2024 was 52.46%,

compared to 49.39% for the same period in 2023. See
“Results of Operations – Non-Interest Expenses” below for additional information.

●
Income tax expense decreased

to $23.9 million for

the first quarter of 2024,

compared to $31.9 million for

the same period in
2023,

driven

by

a

lower

estimated

effective

tax

rate

and,

to

a

lesser

extent,

by

lower

pre-tax

income.

The

Corporation’s
estimated effective

tax rate, excluding entities

with pre-tax losses from

which a tax benefit

cannot be recognized

and discrete
items, decreased

to 24.3%

for the first quarter

of 2024, compared

to 31.2% for

the first quarter

of 2023. See

“Income Taxes”
below and Note 16 – “Income Taxes

,” to the unaudited consolidated financial statements herein for additional information.

●
As of

March 31,

2024,

total assets

were approximately

$18.9 billion,

a decrease

of $18.6

million from

December 31,

2023,
primarily

related

to

a

$15.1

million

decrease

in

the

fair

value

of

available-for-sale

debt

securities.

Total

assets

were

also
impacted by repayments of investment securities, partially offset by an increase in total loans.
●
As of March 31, 2024,

total liabilities were $17.4 billion, a decrease of $0.7

million from December 31, 2023, which includes
a $10.4

million decrease

in total

deposits. See

“Risk Management

– Liquidity

Risk” below

for additional

information about
the Corporation’s funding

sources and strategy.
●
The Bank’s

primary sources of funding

are consumer and commercial

core deposits, which exclude

government deposits and
brokered

CDs.

As

of

March

31,

2024,

these

core

deposits,

amounting

to

$12.6

billion,

funded

66.57%

of

total

assets.
Excluding

fully

collateralized government

deposits, estimated

uninsured

deposits amounted

to $4.4

billion

as of

March 31,
2024.

In

addition

to

approximately

$2.0

billion

in

cash

and

free

high-quality

liquid

assets,

the

Bank

maintains

borrowing
capacity

at

the

FHLB

and

the

FED’s

Discount

Window.

As

of

March

31,

2024,

the

Corporation

had

approximately

$1.6
billion

available

for

funding

under

the

FED’s

Discount

Window

and

$972.5

million

available

for

additional

borrowing
capacity on FHLB lines of credit based on collateral pledged at these entities. On a combined basis, as of March 31,

2024, the
Corporation

had

$5.4

billion,

or

121%

of

estimated

uninsured

deposits,

available

to

meet

liquidity

needs.

See

“Risk
Management – Liquidity Risk” below for additional information about the Corporation’s funding sources and strategy.

●
As

of

March

31,

2024,

the

Corporation’s

total

stockholders’

equity

was

$1.5

billion,

a

decrease

of

$17.9

million

from
December 31,

2023. The

decrease was

driven by

the repurchase

of approximately

3.0 million

shares of

common stock

for a
total cost

of $50.0

million, common

stock dividends

declared in

the first

quarter of

2024 totaling

$26.9 million

or $0.16

per
common

share,

and

a

$15.1

million

decrease

in

the

fair

value

of

available-for-sale

debt

securities

recorded

as

part

of
accumulated

other comprehensive

loss in

the consolidated

statements of

financial

condition. These

variances were

partially
offset

by the

net income

generated in

the first

quarter of

2024. The

Corporation’s

CET1 capital,

tier 1

capital, total

capital,
and

leverage

ratios

were

15.90%,

15.90%,

18.36%,

and

10.65%,

respectively,

as

of

March

31,

2024,

compared

to

CET1
capital, tier 1 capital, total capital, and leverage ratios of 16.10%, 16.

10%, 18.57%, and 10.78%, respectively,

as of December
31, 2023.

See “Risk Management – Capital” below for additional information.
●
Total

loan

production,

including

purchases,

refinancings,

renewals,

and

draws

from

existing

revolving

and

non-revolving
commitments, increased by $8.6 million

to $1.2 billion for the quarter

ended March 31, 2024, as

compared to the first quarter
of

2023,

driven

by

a

higher

volume

of

C&I

loan

originations.

See

“Results

of

Operations

–

Loan

Production”

below

for
additional information.
●
Total non-performing

assets were $129.6 million as of March 31, 2024, an increase of $3.7 million,

from December 31, 2023,
mainly driven

by the

inflow to

nonaccrual status

of a

$10.5 million

C&I loan

in the

Florida region

in the

power generation
industry during

the first quarter

of 2024,

partially offset

by a $3.8

million decrease

in the other

real estate owned

(“OREO”)
portfolio balance and

a $1.9 million

decrease in other

repossessed property.

See “Risk Management

– Nonaccrual Loans

and
Non-Performing Assets” below for additional information.
●
Adversely

classified

commercial

and

construction

loans

increased

by

$9.0

million

to

$76.5

million

as

of

March

31,

2024,
compared to

December 31, 2023,

also driven by

the aforementioned

inflow to nonaccrual

status of a

$10.5 million

C&I loan
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

See “Results of Operations – Net Interest Income” below,

for the table that reconciles net interest income in accordance with GAAP to

the

non-GAAP

financial

measure

of

net

interest

income,

excluding

valuations,

and

on

a

tax-equivalent

basis

for

the

indicated
periods. The table also reconciles

net interest spread and

net interest margin on

a GAAP basis to these items

excluding valuations, and
on a tax-equivalent basis.
Tangible

Common Equity Ratio and Tangible

Book Value

Per Common Share
The tangible

common equity

ratio and

tangible book

value per

common share

are non-GAAP

financial measures

that management
believes are generally

used by the financial

community to evaluate

capital adequacy.

Tangible

common equity is total

common equity
less goodwill

and

other

intangibles. Similarly,

tangible

assets are

total assets

less goodwill

and

other

intangibles.

Tangible

common
equity ratio is tangible common

equity divided by tangible assets. Tangible

book value per common share is

tangible assets divided by
the number

of common

shares outstanding.

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

Adjusted Net Income and Adjusted Non-Interest Expenses
To

supplement the

Corporation’s

financial statements

presented in

accordance with

GAAP,

the Corporation

uses, and believes

that
investors benefit from disclosure of, non

-GAAP financial measures that reflect

adjustments to net income and non-interest

expenses to
exclude items

that management

believes are

not reflective

of core

operating performance

(“Special Items”).

The financial

results for
the quarter ended

March 31, 2023

did not include

any significant Special

Items.

The financial results

for the quarter

ended March 31,
2024 included the following Special Item:
FDIC Special Assessment Expense
-
On November

16, 2023, the

FDIC approved a

final rule to

implement a special

assessment to recover

the loss to

the Deposit
Insurance

Fund associated

with protecting

uninsured

deposits following

certain

financial institution

failures

during

the first
half of 2023.

Under the final rule,

the FDIC will collect

the special assessment at

a quarterly rate

of 3.36 bps to

be applied to
the

special

assessment

base

during

an

eight-quarter

collection

period.

The

base

for

the

special

assessment

is

equal

to

the
estimated uninsured

deposits reported

for the

December 31, 2022

reporting period,

adjusted to

exclude the first

$5 billion

of
such

amount.

During

the

first

quarter

of

2024,

the

FDIC

informed

that

the

estimated

loss

attributable

to

the

protection

of
uninsured

depositors

of

the

financial

institution

failures

increased,

when

compared

with

the

estimate

described

in

the

final
rule.

As such,

the Corporation

recorded

a $0.9

million

($0.6

million

after-tax,

calculated

based

on the

statutory

tax rate

of
37.5%) additional expense to increase the estimated FDIC special assessment to $7.3 million. The FDIC special assessment is
reflected in the consolidated statements of income as part of “FDIC deposit insurance”

expenses.
Adjusted Net Income

– The following

table reconciles

for the quarter

ended March 31,

2024, net

income to adjusted

net income, a
non-GAAP financial

measure that

excludes the

Special Item identified

above, and

shows net

income for

the quarter ended

March 31,
2023.
Quarter Ended March 31,
2024 2023
(In thousands)
Net income, as reported (GAAP) $ 73,458 $ 70,698
Adjustments:

FDIC special assessment expense 947 -
Income tax impact of adjustment (355) -
Adjusted net income (Non-GAAP) $ 74,050 $ 70,698

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

2024 was

$196.5 million,

compared

to

$200.9 million

for

the

comparable

period

in 2023.

On

a

tax-equivalent basis

and
excluding the changes in the

fair value of derivative instruments, net

interest income for the quarter ended

March 31, 2024 was $201.3
million, compared to $207.2 million for the comparable period in 2023.
The

following

tables

include a

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

“Non-GAAP
Financial Measures and Reconciliations” above.
Part I
Average volume Interest income (1)

/ expense
Average rate (1)
Quarter ended March 31, 2024 2023 2024 2023 2024 2023
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 533,747 $ 404,249 $ 7,254 $ 4,650 5.45% 4.67%
Government obligations
(2)
2,684,169 2,909,976 9,053 10,765 1.35% 1.50%
MBS 3,451,293 3,864,145 15,238 19,396 1.77% 2.04%
FHLB stock 34,635 40,838 854 421 9.89% 4.18%
Other investments 16,551 13,139 66 139 1.60% 4.29%
Total investments
(3)
6,720,395 7,232,347 32,465 35,371 1.94% 1.98%
Residential mortgage loans 2,810,304 2,835,240 40,473 39,794 5.78% 5.69%
Construction loans 218,854 146,041 4,537 2,676 8.32% 7.43%
C&I and commercial mortgage loans 5,504,782 5,167,727 99,074 85,885 7.22% 6.74%
Finance leases 863,685 735,500 17,127 13,809 7.95% 7.61%
Consumer loans 2,810,215 2,634,891 79,640 71,214 11.37% 10.96%
Total loans
(4)(5)
12,207,840 11,519,399 240,851 213,378 7.91% 7.51%

Total interest-earning assets
$ 18,928,235 $ 18,751,746 $ 273,316 $ 248,749 5.79% 5.38%
Interest-bearing liabilities:
Time deposits $ 2,892,355 $ 2,342,360 $ 24,410 $ 10,782 3.39% 1.87%
Brokered certificates of deposit (“CDs”) 749,760 166,698 9,680 1,587 5.18% 3.86%
Other interest-bearing deposits 7,534,344 7,544,901 28,935 17,516 1.54% 0.94%
Securities sold under agreements to repurchase - 91,004 - 1,069 - % 4.76%
Advances from the FHLB 500,000 629,167 5,610 7,176 4.50% 4.63%
Other borrowings 161,700 183,762 3,350 3,381 8.31% 7.46%
Total interest-bearing liabilities $ 11,838,159 $ 10,957,892 $ 71,985 $ 41,511 2.44% 1.54%
Net interest income on a tax-equivalent basis and excluding
valuations - non-GAAP $ 201,331 $ 207,238
Interest rate spread 3.35% 3.84%
Net interest margin 4.27% 4.48%
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

The Corporation excludes changes in the fair value of
derivatives from interest income because the changes

in valuation do not affect interest received. See “Non-GAAP

Financial Measures and Reconciliations” above.
(2)
Government obligations include debt issued by government-sponsored agencies.
(3)
Unrealized gains and losses on available-for-sale debt securities are excluded from the average volumes.
(4)
Average loan balances include

the average of nonaccrual loans.
(5)
Interest income on loans includes $3.2 million and $3.1 million for the quarters ended March 31, 2024 and 2023, respectively,

of income from prepayment penalties and late fees related

to
the Corporation’s loan portfolio.

Part II Quarter Ended March 31,
2024 Compared to 2023
Variance due to:
Volume Rate Total
(In thousands)
Interest income on interest-earning assets:
Money market and other short-term investments $ 1,660 $ 944 $ 2,604
Government obligations (804) (908) (1,712)
MBS (1,963) (2,195) (4,158)
FHLB stock (108) 541 433
Other investments 25 (98) (73)
Total investments (1,190) (1,716) (2,906)
Residential mortgage loans (355) 1,034 679
Construction loans 1,465 396 1,861
C&I and commercial mortgage loans 5,860 7,329 13,189
Finance leases 2,498 820 3,318
Consumer loans 4,870 3,556 8,426
Total loans 14,338 13,135 27,473
Total interest income $ 13,148 $ 11,419 $ 24,567
Interest expense on interest-bearing liabilities:
Time deposits $ 3,020 $ 10,608 $ 13,628
Brokered CDs 7,284 809 8,093
Other interest-bearing deposits (32) 11,451 11,419
Securities sold under agreements to repurchase (1,069) - (1,069)
Advances from the FHLB (1,440) (126) (1,566)
Other borrowings (431) 400 (31)
Total interest expense 7,332 23,142 30,474
Change in net interest income $ 5,816 $ (11,723) $ (5,907)
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

16

–

“Income

Taxes”

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
Quarter Ended
March 31,
2024 2023
(Dollars in thousands)
Interest income - GAAP $ 268,505 $ 242,396
Unrealized (gain) loss on derivative instruments (2) 6
Interest income excluding valuations - non-GAAP 268,503 242,402
Tax-equivalent adjustment 4,813 6,347
Interest income on a tax-equivalent basis

and excluding valuations - non-GAAP
$ 273,316 $ 248,749
Interest expense - GAAP $ 71,985 $ 41,511
Net interest income - GAAP $ 196,520 $ 200,885
Net interest income excluding valuations - non-GAAP $ 196,518 $ 200,891
Net interest income on a tax-equivalent basis

and excluding valuations - non-GAAP
$ 201,331 $ 207,238
Average Balances

Loans and leases $ 12,207,840 $ 11,519,399
Total securities, other short-term investments and interest-bearing cash balances
6,720,395 7,232,347
Average Interest-Earning Assets $ 18,928,235 $ 18,751,746
Average Interest-Bearing Liabilities $ 11,838,159 $ 10,957,892
Average Assets
(1)
$ 18,858,299 $ 18,557,156
Average Non-Interest-Bearing Deposits $ 5,308,531 $ 5,999,066
Average Yield/Rate
Average yield on interest-earning assets - GAAP 5.69% 5.24%
Average rate on interest-bearing liabilities - GAAP 2.44% 1.54%
Net interest spread - GAAP 3.25% 3.70%
Net interest margin - GAAP 4.16% 4.34%
Average yield on interest-earning assets excluding valuations

- non-GAAP
5.69% 5.24%
Average rate on interest-bearing liabilities 2.44% 1.54%
Net interest spread excluding valuations - non-GAAP 3.25% 3.70%
Net interest margin excluding valuations - non-GAAP 4.16% 4.34%
Average yield on interest-earning assets on a tax-equivalent basis and excluding valuations - non-GAAP
5.79% 5.38%
Average rate on interest-bearing liabilities 2.44% 1.54%
Net interest spread on a tax-equivalent basis

and excluding valuations - non-GAAP
3.35% 3.84%
Net interest margin on a tax-equivalent basis and excluding

valuations - non-GAAP
4.27% 4.48%
(1) Includes, among other things, the ACL on loans and finance leases and debt securities, as well as unrealized gains and losses on available-for-sale debt securities.

Net interest income

amounted to

$196.5 million

for the quarter

ended March

31, 2024, a

decrease of

$4.4 million,

when compared
to $200.9 million for same period in 2023. The $4.4 million decrease in net interest income was primarily due to:
●
A $33.1 million increase in interest expense on interest-bearing deposits, consisting of:
-
A

$13.6

million

increase

in

interest

expense

on

time

deposits,

excluding

brokered

CDs,

of

which

$10.6

million

was
related

to

higher

rates

paid

on

new

issuances

and

renewals

given

the

overall

higher

interest

rate

environment.

The
average

cost

of

time

deposits

in

the

first

quarter

of

2024,

excluding

brokered

CDs,

increased

152

bps

to

3.39%

when
compared

to

the

same

period

in

2023.

Excluding

public

sector

deposits,

the

average

cost

of

time

deposits

in

the

first
quarter of 2024, excluding brokered CDs, increased 140 bps to 3.29%

when compared to the same period in 2023.
-
An $11.4

million increase in interest

expense on interest-bearing

checking and saving accounts,

driven by higher interest
rates paid in the first

quarter of 2024

also associated with the

higher interest rate environment,

primarily on public sector
deposits.

The

average

cost

of

interest-bearing

checking

and

saving

accounts

increased

by

60

bps

to

1.54%

in

the

first
quarter of

2024 as

compared to

0.94% in

the same

period in 2023.

Excluding public

sector deposits,

the average

cost of
interest-bearing checking

and saving

accounts for

the first

quarter of

2024 was

0.75%, compared

to 0.60%

for the

same
period a year ago.
-
An $8.1 million increase

in interest expense on

brokered CDs, mainly

driven by a $583.1

million increase in

the average
balance.
●
A $0.4 million decrease in interest income from interest-bearing cash balances and investment securities, consisting of:
-
A

$3.4

million

decrease

in

interest

income

from

debt

securities,

mainly

driven

by

a

$638.7

million

decrease

in

the
average balance.
Partially offset by:
-
A

$2.6

million

increase

in

interest

income

from

interest-bearing

cash

balances,

which

consisted

primarily

of

cash
balances deposited at the FED, of which $1.7 million was driven by a $129.5 million increase in the average balance.
-
A $0.4

million increase in dividend income on equity securities, associated with income from FHLB stock.

Partially offset by:
● A $26.4 million increase in interest income on loans including:
-
A $14.0

million

increase

in

interest income

on

commercial

and

construction

loans,

driven

by

an $8.0

million

increase
associated

with

a

$409.9

million

increase

in

the

average

balance,

and

a

$6.0

million

increase

related

to

the

effect

of
higher market interest rates on the upward repricing of variable-rate loans and on new loan originations.
As of

March 31,

2024, the

interest rate

on approximately

55% of

the Corporation’s

commercial and

construction loans
was tied

to variable

rates, with

33% based

upon SOFR

of 3

months or

less, 13%

based upon

the Prime

rate index,

and
9%

based

on

other

indexes.

For

the

first

quarter

of 2024,

the average

one-month

SOFR

increased

71 bps,

the

average
three-month SOFR increased 57 bps,

and the average Prime rate increased 81 bps, compared to the average rates for such
indexes during the first quarter of 2023.
-
An

$11.7

million

increase

in

interest

income

on

consumer

loans

and

finance

leases

associated

with

a

$303.5

million
increase in

the average

balance of

this portfolio,

primarily in

the auto

loan and

finance leases

portfolios,

under a

higher
interest rate environment.
-
A $0.7 million increase in interest income on residential

mortgage loans, mainly related to the positive effect

of new loan
originations at higher current market interest rates.
● A $2.7 million decrease in interest expense on borrowings, consisting of:
-
A $1.6

million decrease

in interest expense

on advances

from the

FHLB, mainly

driven by

a $129.2

million decrease

in
the average balance.
-
A

$1.1

million

decrease

in

interest

expense

on

short-term

repurchase

agreements,

as

the

Corporation

did

not

use
repurchase agreements as a funding source in the first quarter of 2024.
Net interest margin

for the first

quarter of

2024 decreased

to 4.16%, compared

to 4.34% for

the same period

in 2023. The

decrease
in the net

interest margin

was driven by

the higher cost

of funds associated

with the higher

interest rate environment

combined with a
change in

deposit mix

reflecting a

continued migration

from non-interest-bearing

and other

low-cost deposits

to higher-cost

deposits.
These variances

were partially offset

by the upward repricing

of variable-rate commercial

loans as well as the

effect of higher

average
loan balances funded with cash flows from the lower-yielding investment securities portfolio.

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

$12.9

million

for

the

first

quarter

of

2024,

compared

to

$16.3
million for the first quarter of 2023.

The variances by major portfolio category were as follows:
●
Provision for

credit losses

for the

consumer loans

and finance

leases portfolio

was an

expense of

$16.2 million

for the

first
quarter of 2024, compared

to an expense of $15.7

million for the first quarter

of 2023. The increase in

provision expense was
mainly

due to

increases in

charge-off

levels, mainly

in credit

cards,

and increases

in portfolio

volume, partially

offset

by a
$9.5 million recovery

associated with the

aforementioned bulk sale

of fully charged-off

loans during the

first quarter of 2024
and updated macroeconomic variables, mainly in the projection of unemployment rates across all regions.
●
Provision for

credit losses

for the

commercial

and construction

loan portfolio

was a

net benefit

of $2.8

million for

the first
quarter of 2024, compared to an

expense of $0.5 million for the

first quarter of 2023. The net benefit

recorded during the first
quarter of

2024 was

driven by

a $5.0

million recovery

of a

C&I loan

in the

Puerto Rico

region, partially

offset by

increased
volume. Meanwhile,

the expense recorded

during the first

quarter of 2023

was impacted by

reserve increases of

$5.0 million
related to

the inflow

to nonacccrual

status of

a C&I

participated loan

in the

Florida region

in the

power generation

industry,
and $1.1

million due

to a

less favorable

economic outlook

in the

projection of

certain forecasted

macroeconomic variables,
such

as

the

commercial

real

estate

price

index

(“CRE

price

index”),

partially

offset

by

reserve

releases

of

$6.1

million
associated with improvements in the underlying updated financial information of certain borrowers.
●
Provision for

credit losses for

the residential

mortgage loan portfolio

was a net

benefit of $0.5

million for the

first quarter

of
2024, compared to an expense

of $0.1 million for the first

quarter of 2023. The net benefit

recorded during the first quarter

of
2024 was mainly due to updated macroeconomic variables, partially offset by newly originated loans that have a longer life.
Provision for credit losses for

unfunded loan commitments
The provision

for credit

losses for

unfunded

commercial

and construction

loan commitments

and standby

letters of

credit

was an
expense of $0.3 million for the first quarter of 2024, compared to a net benefit of $0.1 million for the first quarter of 2023.

Provision for credit losses for

held-to-maturity and available-for-sale debt

securities
The

provision

for

credit losses

for

held-to-maturity debt

securities was

a

net benefit

of $1.0

million

for

the first

quarter of

2024,
compared to a net

benefit of $0.6 million

for the first quarter

of 2023. The net

benefit recorded during both

periods was mostly

driven
by improvements in the underlying updated financial information of certain Puerto Rico municipal bond issuers.
The provision

for credit

losses for

available-for-sale debt

securities was

a net

benefit of

$69 thousand

for the

first quarter

of 2024,
compared to a net benefit of $9 thousand for the first quarter of 2023.

Non-Interest Income
Non-interest income amounted to $34.0 million for the

first quarter of 2024, compared to $32.5 million for

the same period in 2023.
The $1.5 million increase in non-interest income was primarily due to:
●
A $0.7 million increase in insurance commission income, mainly in seasonal contingent commissions.
●
A $0.4 million increase

in card and processing

income mainly due to

higher transactional volumes,

partially offset by

$0.3
million in merchant-related referral fees received during the first quarter of 2023.

●
A $0.2 million increase

in other non-interest income,

mainly driven by $0.7 million

in insurance proceeds collected

during
the

first

quarter

of

2024

associated

with

property

damage

caused

by

Hurricane

Fiona,

partially

offset

by

a

$0.4

million
decrease in unused loan commitment fees.
Non-Interest Expenses
Non-interest expenses

for the quarter

ended March 31,

2024 amounted to

$120.9 million, compared

to $115.3

million for the

same
period in

2023. The

efficiency ratio

for the first

quarter of

2024 was

52.46%, compared

to 49.39% for

the first quarter

of 2023.

Non-
interest expenses

for the

first quarter

of 2024

include the

$0.9 million

additional FDIC

special assessment

expense. See

“Non-GAAP
Financial Measures and

Reconciliations” above for

additional information. On

a non-GAAP basis, excluding

the effect of

this Special
Item, adjusted non-interest expenses increased by $4.7 million primarily due to:
● A
$3.1 million increase in employees’

compensation and benefits expenses, mainly driven

by annual salary merit increases
and

increases

in

stock-based

compensation

expense

of

retirement-eligible

employees

and

medical

insurance

premium
costs.
●
A $0.7

million increase

in professional

service fees,

due to

increases of

$0.9 million

in consulting

fees mainly

driven by
information

technology

infrastructure

enhancements

and

$0.5

million

in

collections,

appraisals,

and

other

credit-related
fees, partially offset by a decrease of $0.7 million in outsourced technology service fees.
● A
$0.5 million

decrease

in net

gains on

OREO operations,

mainly

driven by

a decrease

in net

realized gains

on sales

of
OREO properties, primarily residential properties in the Puerto Rico region.
● A
$0.4 million increase in credit and debit card processing fees, mainly driven by higher transactional volumes.
Income Taxes
For the

first quarter

of 2024,

the Corporation

recorded an

income tax

expense of

$23.9 million,

compared to

$31.9 million

for the
same period

in 2023.

The decrease

in income

tax expense

was mainly

driven by

a lower

estimated effective

tax rate

during the

first
quarter of 2024 and,

to a lesser extent, by

lower pre-tax income. During

the fourth quarter of 2023,

the Corporation engaged in

certain
business activities with preferential tax treatment under the PR Tax

Code which resulted in a lower effective tax rate for the year

2023.
The

Corporation’s

annual

estimated

effective

tax rate

for

the

quarter

ended March

31, 2024,

excluding

entities

from which

a

tax
benefit

cannot

be

recognized

and

discrete

items,

was

24.3%,

compared

to

31.2%

for

the

first

quarter

of

2023.

Based

on

current
strategies, the Corporation

expects that the

effective tax

rate for 2024

will be around

the same levels

of 2023.

The estimated effective
tax

rate

of

the

Corporation

is

impacted

by,

among

other

things,

the

composition

and

source

of

its

taxable

income.

See

Note

16

–
“Income Taxes,”

to the unaudited consolidated financial statements herein

for additional information.
As of

March 31,

2024, the

Corporation had

a deferred

tax asset

of $147.7

million, net

of a

valuation allowance

of $140.1

million
against the deferred tax

asset, compared to a

deferred tax asset of $150.1

million, net of a valuation

allowance of $139.2 million,

as of
December 31, 2023.

Assets

The

Corporation’s

total

assets

were

$18.9

billion

as

of

March

31,

2024,

a

decrease

of

$18.6

million

from

December

31,

2023,
primarily related

to a $15.1

million decrease

in the

fair value

of available-for-sale

debt securities.

Total

assets were

also impacted

by
repayments of investment

securities, partially offset

by a $130.7

million increase in

the total loan

portfolio before the

ACL, as further
discussed below.
Loans Receivable, including Loans Held for Sale
As

of

March

31,

2024,

the

Corporation’s

total

loan

portfolio

before

the

ACL

amounted

to

$12.3

billion,

an

increase

of

$130.7
million

compared

to

December

31,

2023.

In

terms

of

geography,

the

growth

consisted

of

increases

of

$80.9

million

in

the

Florida
region

and $50.1

million

in the

Puerto

Rico region,

partially

offset

by a

decrease of

$0.3 million

in the

Virgin

Islands region.

On a
portfolio

basis,

the

growth

consisted

of

increases

of

$123.9

million

in

commercial

and

construction

loans

and

$22.2

million

in
consumer loans, primarily auto loans and finance leases, partially offset by a $15.4 million decrease in residential mortgage loans.
As of

March 31,

2024, the

Corporation’s

loans held-for-investment

portfolio was

comprised of

commercial and

construction loans
(47%),

consumer

and

finance

leases

(30%),

and

residential

real

estate

loans

(23%).

Of

the

total

gross

loan

portfolio

held

for
investment of

$12.3 billion

as of

March 31,

2024, the

Corporation had

credit risk

concentration of

approximately 80%

in the

Puerto
Rico region,

17% in

the United

States region

(mainly

in the

state of

Florida),

and

3% in

the Virgin

Islands region,

as shown

in the
following table:

As of March 31,2024 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,164,347 $ 162,893 $ 474,347 $ 2,801,587
Construction loans 144,094 3,530 89,664 237,288
Commercial mortgage loans 1,705,745 63,502 592,484 2,361,731
C&I loans 2,163,439 126,560 940,996 3,230,995

Total commercial loans
4,013,278 193,592 1,623,144 5,830,014
Consumer loans and finance leases 3,606,274 67,946 5,627 3,679,847

Total loans held for investment,

gross
$ 9,783,899 $ 424,431 $ 2,103,118 $ 12,311,448
Loans held for sale 12,080 - - 12,080

Total loans, gross
$ 9,795,979 $ 424,431 $ 2,103,118 $ 12,323,528
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

Residential Real Estate Loans
As of March 31,

2024, the Corporation’s

total residential mortgage loan

portfolio, including loans

held for sale, decreased

by $15.4
million, as compared

to the balance as

of December 31, 2023.

The decline in the

residential mortgage loan portfolio

reflects decreases
of $18.8 million

in the Puerto Rico

region and $5.2

million in the Virgin

Islands region, partially

offset by an

increase of $8.6

million
in the Florida

region. The decline

was driven by

repayments, which more

than offset the

volume of new

loan originations kept

on the
balance sheet.

As of

March 31,

2024, the

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
Commercial and Construction Loans
As of

March 31, 2024,

the Corporation’s

commercial and

construction loan

portfolio increased

by $123.9

million, as

compared to
the balance as of December 31, 2023.

In the

Florida region,

commercial and

construction loans

increased by

$72.5 million,

as compared

to the

balance as

of December
31, 2023.

The increase

reflects, among

other things,

the effect

of the

origination of

three commercial

mortgage relationships,

each in
excess of $10 million, with an aggregate balance of $52.3 million and higher utilization of C&I lines of credit.
In

the

Puerto

Rico

region,

commercial

and

construction

loans

increased

by

$45.9

million,

as

compared

to

the

balance

as

of
December

31,

2023.

This

increase

was

driven

the

effect

of

higher

utilization

of

C&I

lines

of

credit,

a

$32.4

million

increase

in
construction

loans,

and

the

origination

of

a

$13.6

million

C&I

loan

to

a

municipality

in

Puerto

Rico

that

is

supported

by

assigned
property tax revenues.

These variances were partially offset by multiple payoffs

and paydowns.
In

the

Virgin

Islands

region,

commercial

and

construction

loans

increased

by

$5.5

million,

as

compared

to

the

balance

as

of
December 31, 2023, mainly associated with loans to government entities.

See “Risk Management –

Exposure to Puerto Rico Government”

and “Risk Management –

Exposure to USVI Government”

below
for information on the Corporation’s

credit exposure to PR and USVI government entities.
As of

March 31,

2024, the

Corporation’s

total commercial

mortgage loan

exposure amounted

to $2.4

billion, or

19% of

the total
loan portfolio.

In terms

of geography,

$1.7 billion

of the

exposure was

in the

Puerto Rico

region, $0.6

billion of

the exposure

was in
the

Florida

region,

and

$0.1

billion

of

the

exposure

was

in

the

Virgin

Islands

region.

The

$1.7

billion

exposure

in the

Puerto

Rico
region was

comprised mainly

of 42%

in the

retail industry,

25% in

office real

estate, and

19% in

the hotel

industry.

The $0.6

billion
exposure in

the Florida

region was

comprised mainly

of 27%

in the

hotel industry,

19% in

the retail

industry,

and 11%

in office

real
estate.

Of

the

Corporation’s

total

commercial

mortgage

loan

exposure

of

$2.4

billion,

$533.0

million

matures

within

the

next

12
months and has a weighted-average

interest rate of approximately 5.62%.

Commercial mortgage loan exposure

in the office real estate
industry,

which

matures

within

the

next

12

months,

amounted

to

$97.1

million

and

has

a

weighted-average

interest

rate

of
approximately 6.51%.

As of

each of

March 31,

2024 and

December 31,

2023, the

Corporation’s

total exposure

to shared

national credit

(“SNC”) loans
(including unused commitments)

amounted to $1.2 billion.

As of March 31,

2024, approximately $388.4

million of the SNC exposure
is related to the portfolio in the Puerto Rico region and $841.9 million is related to the portfolio in the Florida region.
Consumer Loans and Finance Leases
As

of

March

31,

2024,

the

Corporation’s

consumer

loan

and

finance

lease

portfolio

increased

by

$22.2

million

to

$3.7

billion,
reflecting growth of

$17.8 million and

$15.1 million in

the auto loans and

finance leases portfolios,

respectively,

mainly in the Puerto
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

the indicated periods:
Quarter Ended March 31,
2024 2023
(In thousands)
Residential mortgage $ 88,170 $ 77,302
Construction 43,844 35,499
Commercial mortgage 75,656 88,692
C&I 591,348 555,882
Consumer 402,259 435,318

Total loan production
$ 1,201,277 $ 1,192,693
During

the

quarter

ended

March

31,

2024,

total

loan

originations,

including

purchases,

refinancings,

and

draws

from

existing
revolving and non-revolving

commitments, amounted

to approximately $1.2

billion, an increase

of $8.6 million,

compared to the

first
quarter of 2023.
Residential mortgage loan originations

for the quarter ended March 31,

2024 amounted to $88.2

million, compared to $77.3 million
for the first quarter of 2023. The

increase of $10.9 million in the first

quarter of 2024, as compared to the

same period in 2023, reflects
growth

of

$6.2

million

in

the Puerto

Rico

region,

$4.2

million

in

the

Florida

region,

and

$0.5

million

in

the

Virgin

Islands region.
Approximately

56% of

the $67.6

million residential

mortgage loan

originations

in the

Puerto Rico

region during

the first

quarter of
2024 consisted of conforming loans, compared to 60% of $61.5 million for the first quarter of 2023.

Commercial

and

construction

loan

originations

(excluding government

loans)

for the

quarter ended

March 31,

2024 amounted

to
$685.1

million,

compared

to $672.8

million

for

the

first

quarter

of

2023.

The

increase

of

$12.3

million

in

the

first

quarter

of

2024
consisted of an increase of $110.7

million in the Florida region, partially offset by

decreases of $95.0 million in the Puerto Rico region
and $3.4 million in the

Virgin Islands

region. The growth in the Florida

region includes the effect

of the aforementioned origination of
three

commercial

mortgage

relationships,

each

in

excess

of

$10

million,

with

an

aggregate

balance

of

$52.3

million,

and

increased
utilization of C&I lines of credit.

Meanwhile, the decline in the Puerto

Rico region was mainly driven by decreases

of $57.6 million in
the C&I loan portfolio,

mainly in lines of credit, and $50.1 million in the commercial mortgage loan portfolio.

Government

loan

originations

for

the

quarter

ended

March

31,

2024

amounted

to

$25.7

million,

an

increase

of

$18.5

million,
compared

to

$7.2

million

for

the

first

quarter

of

2023.

Government

loan

originations

during

the

first

quarter

of

2024

were

mainly
related

to

the

aforementioned

origination

of

a

$13.6

million

loan

to

a

municipality

in

Puerto

Rico

that

is

supported

by

assigned
property

tax

revenues

and

the

utilization

of

a

line

of

credit

of

a

government

entity

in

the

Virgin

Islands

region.

Government

loan
originations

during

the

first

quarter

of

2023

were

mainly

related

to

the

origination

of

a

loan

to

an

agency

of

the

Puerto

Rico
government for

a low-income

housing project

and the

utilization of

an arranged

overdraft line

of credit

of a

government entity

in the
Virgin Islands

region.
Originations of

auto loans

(including finance

leases) for

the quarter

ended March

31, 2024

amounted to

$228.0 million,

compared
to

$245.1

million

for

the

first

quarter

of

2023.

The

decline

in

the

first

quarter

of

2024,

as

compared

to

the

same

quarter

of

2023,
consisted of

decreases of

$15.7 million

in the

Puerto Rico

region and

$1.4 million

in the

Virgin

Islands region.

Other consumer

loan
originations,

other than

credit cards,

for the

quarter ended

March 31,

2024 amounted

to $59.9

million, compared

to $71.9

million for
the first

quarter of

2023. Most of

the decrease

in other

consumer loan

originations for

the first quarter

of 2024,

as compared

with the
same

period

in 2023,

was in

the

Puerto

Rico

region.

The utilization

activity

on

the outstanding

credit

card

portfolio

for

the

quarter
ended March 31, 2024 amounted to $114.3

million, compared to $118.4 million for the same period

in 2023.

Investment Activities
As

part

of

its

liquidity,

revenue

diversification,

and

interest

rate

risk

management

strategies,

First

BanCorp.

maintains

a

debt
securities portfolio classified as available for sale or held to maturity.

The Corporation’s

total available-for-sale debt

securities portfolio as

of March 31,

2024 amounted to

$5.0 billion, a

$182.8 million
decrease from

December 31,

2023.

The decrease

was mainly

driven by

repayments of

approximately $86.3

million of

U.S. agencies
mortgage-backed

securities

(“MBS”)

and

debentures,

repayments

of

$80.1

million

associated

to

matured

securities,

and

a

$15.1
million

decrease

in

fair

value

attributable

to

changes

in

market

interest

rates.

As

of

March

31,

2024,

the

Corporation

had

a

net
unrealized loss

on available-for-sale

debt securities

of $647.9

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

2024,

substantially

all

of

the

Corporation’s

available-for-sale

debt

securities

portfolio

was

invested

in

U.S.
government

and

agencies

debentures

and

fixed-rate

GSEs’

MBS.

In

addition,

as

of

March

31,

2024,

the

Corporation

held

a

bond
issued

by

the

Puerto

Rico

Housing

Finance

Authority

(“PRHFA”),

classified

as

available

for

sale,

specifically

a

residential

pass-
through

MBS in

the

aggregate

amount

of

$3.1

million

(fair

value

-

$1.6

million).

This

residential

pass-through

MBS

issued

by

the
PRHFA

is collateralized

by certain

second

mortgages originated

under a

program

launched by

the Puerto

Rico government

in 2010
and had an unrealized

loss of $1.6 million

as of March 31,

2024, of which $0.3

million is due to

credit deterioration. During 2021,

the
Corporation

placed

this

instrument

in

nonaccrual

status

based

on

the

delinquency

status

of

the

underlying

second

mortgage

loans
collateral.
As of

March 31,

2024,

the Corporation’s

held-to-maturity

debt

securities portfolio,

before the

ACL, decreased

to $349.3

million,
compared to

$354.2 million

as of

December 31,

2023, mainly

driven by

repayments of

approximately

$5.1 million

of U.S.

agencies
MBS.

Held-to-maturity

debt

securities

include

fixed-rate

GSEs’ MBS

with

a

carrying

value

of $242.2

million

(fair

value

of $228.2
million)

as of

March

31,

2024,

compared

to

$247.1

million

as of

December 31,

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

March 31, 2024, approximately

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

31, 2024,

the ACL

for held-to-maturity

debt securities

was $1.2

million, compared

to
$2.2

million

as

of

December

31,

2023.

The

decrease

in

the

ACL

of

held-to-maturity

debt

securities

was

mostly

driven

by
improvements in the underlying

updated financial information of

a Puerto Rico municipal bond

issuer received during the

first quarter
of 2024.

See

“Risk Management

–

Exposure

to Puerto

Rico

Government”

below

for

information

and

details

about

the Corporation’s

total
direct exposure

to the

Puerto Rico

government, including

municipalities,

and “Risk

Management

– Credit

Risk Management”

below
for the ACL of the exposure to Puerto Rico municipal bonds.

The following table presents the carrying values of investments as of the indicated dates:
March 31, 2024 December 31, 2023
(In thousands)
Money market investments $ 3,785 $ 1,239
Available-for-sale

debt securities, at fair value:
U.S. government and agencies obligations 2,369,484 2,443,790
Puerto Rico government obligations 1,551 1,415
MBS:

Residential
2,527,054 2,633,161

Commercial
149,090 151,618

Total available-for-sale

debt securities, at fair value
5,047,179 5,229,984
Held-to-maturity debt securities, at amortized cost:
MBS:

Residential
142,677 146,468

Commercial
99,525 100,670
Puerto Rico municipal bonds 107,128 107,040

ACL for held-to-maturity Puerto Rico municipal bonds
(1,235) (2,197)

Total held-to-maturity

debt securities
348,095 351,981
Equity securities, including $34.6 million of FHLB stock
as of March 31, 2024 and December 31, 2023 51,390 49,675
Total money market

investments and investment securities
$ 5,450,449 $ 5,632,879

The carrying values of debt securities as of March 31,2024 by contractual maturity

(excluding MBS), are shown below:
Carrying Amount
Weighted-Average

Yield %
(Dollars in thousands)
U.S. government and agencies obligations:
Due within one year $ 763,223 0.87
Due after one year through five years 1,589,404 0.82
Due after five years through ten years 8,096 2.64
Due after ten years 8,761 5.51
2,369,484 0.86
Puerto Rico government and municipalities obligations:
Due within one year 3,172 9.30
Due after one year through five years 51,327 7.74
Due after five years through ten years 36,034 7.06
Due after ten years 18,146 7.42
108,679 7.51
MBS
2,918,346 1.70
ACL on held-to-maturity debt securities
(1,235) -
Total debt securities
$ 5,395,274 1.45

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

31, 2024,
the

Corporation

had

approximately

$1.8

billion

in

callable

debt

securities

(U.S.

agencies

debt

securities)

with

an

average

yield

of
0.79% of

which approximately

64% were

purchased at

a discount

and 2%

at a

premium. See

“Risk Management”

below for

further
analysis

of

the

effects

of

changing

interest

rates

on

the

Corporation’s

net

interest

income

and

the

Corporation’s

interest

rate

risk
management

strategies.

Also,

refer

to

Note

2

–

“Debt

Securities”

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
The

Corporation’s

risk

management

policies

are

described

below,

as

well

as

in

Part

II,

Item

7,

“Management’s

Discussion

and
Analysis of Financial Condition and Results of Operations,” in the 2023 Annual

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

the Chief Financial Officer,

the
Chief

Risk

Officer,

the

Corporate

Strategic

and

Business

Development

Director,

the

Business

Group

Director,

the

Treasury

and
Investments Risk

Manager,

the Financial

Planning and

Asset and

Liability Management

(“ALM”) Director,

and the

Treasurer.

The
Treasury

and

Investments

Division

is

responsible

for

planning

and

executing

the

Corporation’s

funding

activities

and

strategy,
monitoring

liquidity availability

on a

daily basis,

and reviewing

liquidity measures

on a

weekly basis.

The Financial

Planning and
ALM Division is responsible for estimating the liquidity gap.

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

$684.5 million

as of

March 31,

2024, compared

to $663.2

million

as of

December 31,

2023. When

adding
$2.0

billion of free high-quality liquid securities that could be liquidated or pledged within one day (which includes assets such as U.S.
government and

GSEs obligations),

the total

core liquidity

amounted to

$2.7 billion

as of

March 31,

2024, or

14.45% of

total assets,
compared to $2.8 billion, or 14.93% of total assets as of December 31, 2023.

In

addition

to

the

aforementioned

$2.0

billion

in

cash

and

free

high

quality

liquid

assets,

the

Corporation

had

$972.5

million
available

for

credit

with

the FHLB

based

on

the

value

of

loan

collateral

pledged

with

the

FHLB.

As

such,

the

basic

liquidity

ratio
(which

adds available

secured

lines

of credit

to the

core

liquidity) was

approximately

19.60%

of total

assets as

of

March

31,

2024,
compared to 19.82% of total assets as of December 31, 2023.

Further,

the

Corporation

also

maintains

borrowing

capacity

at

the

FED

Discount

Window

and

had

approximately

$1.6

billion
available

for

funding

under

the

FED’s

Borrower-in-Custody

(“BIC”)

Program

as

of

March

31,

2024

as

an

additional

source

of
liquidity.

Total

loans pledged to the

FED BIC Program

amounted to $2.7

billion as of March

31, 2024. The Corporation

also does not
rely

on

uncommitted

inter-bank

lines

of

credit

(federal

funds

lines)

to

fund

its

operations

and

does

not

include

them

in

the

basic
liquidity

measure.

On

a

combined

basis,

as

of

March

31,

2024,

the

Corporation

had

$5.4

billion,

or

121%

of

uninsured

estimated
deposits,

excluding fully collateralized government deposits, available to meet liquidity needs.

Liquidity

at

the Bank

level

is highly

dependent

on

bank deposits,

which

fund

87.8%

of the

Bank’s

assets (or

84.0%

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

2024,

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
March 31, 2024 December 31, 2023
(In thousands)
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit:

Construction undisbursed funds
$ 228,748 $ 234,974

Unused credit card lines
887,725 882,486

Unused personal lines of credit

38,736 38,956

Commercial lines of credit
844,210 862,963

Letters of credit:

Commercial letters of credit
60,636 69,543

Standby letters of credit
13,321 8,313
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

$4.4 billion as of March 31,
2024.

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

Sources of Funding
The Corporation

utilizes different

sources of

funding to

help ensure

that adequate

levels of

liquidity are

available when

needed.
Diversification

of

funding

sources

is

of

great

importance

to

protect

the

Corporation’s

liquidity

from

market

disruptions.

The
principal

sources

of

short-term

funding

are

deposits,

including

brokered

CDs.

Additional

funding

is

provided

by

securities

sold
under agreements

to repurchase and

lines of credit

with the FHLB.

In addition,

the Corporation also

maintains as additional

sources
borrowing capacity at the FED’s BIC Program

,

as discussed above.
The Asset and Liability Committee reviews credit availability on a regular basis. The Corporation may

also sell mortgage loans as
a supplementary source of funding and obtain long-term funding through the issuance of notes and long-term brokered CDs.

While

liquidity

is

an

ongoing

challenge

for

all

financial

institutions,

management

believes

that

the

Corporation’s

available
borrowing capacity and

efforts to grow

core deposits will be

adequate to provide

the necessary funding

for the Corporation’s

business
plans in the next 12 months and beyond.
Retail

and

commercial

core

deposits

–
The

Corporation’s

deposit

products

include

regular

saving

accounts,

demand

deposit
accounts,

money

market

accounts,

and

retail

CDs.

As

of

each

of

March

31,

2024

and

December

31,

2023,

the

Corporation’s

core
deposits,

which

exclude

government

deposits and

brokered

CDs,

totaled

$12.6

billion.

The $25.8

million

decrease

in

such

deposits
was

primarily

related

to

a

decline

of

$28.3

million

in

the Florida

region,

partially

offset

by

increases

of

$1.3

million

in

the

Virgin
Islands region and $1.2 million in the Puerto Rico region. This decrease is net of a $93.9 million increase in time deposits.

Government deposits

(fully collateralized)

– As

of March

31, 2024,

the Corporation

had $2.8

billion of

Puerto Rico

public sector
deposits

($2.6

billion

in

transactional

accounts

and

$150.9

million

in

time

deposits),

compared

to

$2.7

billion

as

of

December

31,
2023.

Government

deposits

are

insured

by

the

FDIC

up

to

the

applicable

limits

and

the

uninsured

portions

are

fully

collateralized.
Approximately

20% of

the public

sector

deposits as

of

March

31,

2024

were

from municipalities

and

municipal

agencies

in

Puerto
Rico and 80% were from public corporations, the central

government and its agencies, and U.S. federal government agencies in Puerto
Rico.
In

addition,

as

of

March

31,

2024,

the

Corporation

had

$463.6

million

of

government

deposits

in

the

Virgin

Islands

region,

as
compared

to

$449.4

million

as of

December

31,

2023,

and

$12.2

million

in

the

Florida

region

as

compared

to

$10.2

million

as

of
December 31, 2023.
The uninsured

portions

of government

deposits were

collateralized

by securities

and

loans with

an amortized

cost of

$3.4

billion
and $3.5

billion as of

March 31, 2024

and December

31, 2023, respectively,

and an estimated

market value

of $3.1 billion

as of each
of such periods.

In addition to securities and loans,

as of each of March

31, 2024 and December 31,2023,

the Corporation used $175.0
million in letters of credit issued by the FHLB as pledges for a portion of public deposits in the Virgin Islands.
Estimate

of

Uninsured

Deposits

–
As

of

March

31,

2024

and

December

31,

2023,

the

estimated

amounts

of

uninsured

deposits
totaled $7.5

billion and

$7.4

billion, respectively,

generally representing

the portion

of deposits

that exceed

the FDIC

insurance limit
of

$250,000

and

amounts

in

any

other

uninsured

deposit

account.

As

of

each

of

March

31,

2024

and

December

31,

2023,

the
uninsured

portion

of

fully

collateralized

government

deposits

amounted

to

$3.0

billion.

Excluding

fully

collateralized

government
deposits,

the estimated

amounts of

uninsured deposits

amounted to

$4.4 billion,

which represent

27.93% of

total deposits

(excluding
brokered CDs), as of March 31, 2024, compared to $4.4 billion, or 28.13%,

as of December 31, 2023.

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

31,2024:
(In thousands)
3 months or
less
3 months to
6 months
6 months to
1 year Over 1 year Total
U.S. time deposits in excess of FDIC insurance limits
$ 321,274 $ 163,085 $ 461,011 $ 131,218 $ 1,076,588
Other uninsured time deposits $ 14,390 $ 9,486 $ 20,745 $ 2,741 $ 47,362
Brokered

CDs

–

Total

brokered

CDs

decreased

by

$57.6

million

to

$725.7

million

as

of

March

31,

2024,

compared

to

$783.3
million as

of December

31, 2023.

The decline

reflects maturing

short-term brokered

CDs amounting

to $195.4

million with

an all-in
cost

of

5.42%

that

were

paid

off

during

the

first

quarter

of

2024,

partially

offset

by

$138.0

million

of

new

issuances

with

original
average maturities of approximately 2 years and an all-in cost of 4.79

%.
The average remaining term to maturity of the brokered CDs outstanding as of March 31, 2024 was approximately 1.1 years.

The future use

of brokered

CDs will depend

on multiple factors

including excess

liquidity at each

of the regions,

future cash needs
and any

tax implications. Brokered

CDs are insured

by the FDIC

up to regulatory

limits and can

be obtained faster

than regular

retail
deposits.

The following table presents the contractual maturities of brokered CDs as of March

31, 2024:
Total

(In thousands)
Three months or less $ 174,639
Over three months to six months 170,215
Over six months to one year 209,581
Over one year to three years

98,233
Over three years to five years

57,582
Over five years 15,436

Total
$ 725,686
Refer to

“Net Interest

Income” above

for information

about average

balances of

interest-bearing deposits

and the

average interest
rate paid on such deposits for the quarters ended March 31, 2024 and 2023.

From time to time, the Corporation enters into repurchase agreements as an additional source of funding.

Securities

sold

under

agreements

to

repurchase

–

As

of

March

31,

2024

and

December

31,

2023,

there

were

no

outstanding
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

March

31,

2024

and

December

31,

2023,

the

outstanding

balance

of

long-term

fixed-rate

FHLB
advances

was

$500.0

million.

Of

the

$500.0

million

in

FHLB

advances

as

of

March

31,

2024,

$400.0

million

were

pledged

with
investment

securities

and

$100.0

million

were

pledged

with

mortgage

loans.

As

of

March

31,

2024,

the

Corporation

had

$972.5
million available for additional credit on FHLB lines of credit based on collateral pledged at the FHLB of New York.
Trust

Preferred

Securities –
In 2004,

FBP Statutory

Trusts I

and II,

statutory trusts

that are

wholly-owned by

the Corporation

and
not consolidated in

the Corporation’s

financial statements, sold

to institutional investors

variable-rate TRuPs and

used the proceeds of
these issuances, together

with the proceeds

of the purchases by

the Corporation of

variable rate common

securities, to purchase

junior
subordinated

deferrable

debentures.

The

subordinated

debentures

are

presented

in

the

Corporation’s

consolidated

statements

of
financial condition as

other long-term borrowings.

Under the indentures,

the Corporation has the

right, from time

to time, and without
causing an

event of

default, to defer

payments of

interest on the

Junior Subordinated

Deferrable Debentures

by extending the

interest
payment

period

at

any

time

and

from

time

to

time

during

the

term

of

the

subordinated

debentures

for

up

to

twenty

consecutive
quarterly periods.

As

of

each

of

March

31,

2024

and

December

31,

2023,

the

Corporation

had

junior

subordinated

debentures

outstanding

in

the
aggregate

amount of

$161.7 million,

with maturity

dates ranging

from June

17, 2034

through September

20, 2034.

As of

March 31,
2024,

the

Corporation

was

current

on

all

interest

payments

due

on

its

subordinated

debt.

See

Note

10

–

“Other

Long-Term
Borrowings”

and Note 7 – “Non-Consolidated

Variable

Interest Entities (“VIEs”) and Servicing

Assets” to the unaudited

consolidated
financial statements herein for additional information.
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
These enhanced capabilities

improve the Corporation’s

liquidity profile as they

allow the Corporation to

derive liquidity,

if needed,
from the

sale of mortgage

loans in

the secondary

market. The

U.S. (including

Puerto Rico)

secondary mortgage

market is

still highly
liquid,

in

large

part because

of

the

sale of

mortgages

through

guarantee

programs

of

the Federal

Housing

Authority

(“FHA”),

U.S.
Department of

Veterans

Affairs (“VA”),

U.S. Department

of Housing

and Urban

Development (“HUD”),

Federal National

Mortgage
Association

(“FNMA”)

and

Federal

Home

Loan

Mortgage

Corp.

(“FHLMC”).

During

the

first

quarter

of

2024,

loans

pooled

into
Government National Mortgage

Association (“GNMA”) MBS amounted

to approximately $24.7 million.

Also, during the first quarter
of 2024, the Corporation sold approximately $6.8 million of performing residential mortgage loans to FNMA.
The

FED

Discount

Window

is

a

cost-efficient

source

of

short-term

funding

for

the

Corporation

in

highly-volatile

market
conditions. As previously mentioned, as of March

31, 2024, the Corporation had approximately $1.6

billion fully available for funding
under the FED’s Discount Window.
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

Cash Flows
Cash and cash equivalents were $684.5 million

as of March 31, 2024, an increase of $21.4 million when

compared to December 31,
2023.

The following

discussion highlights

the major

activities and

transactions that

affected the

Corporation’s

cash flows

during

the
first quarters of 2024 and 2023:

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
For the quarters

ended March 31,

2024 and 2023,

net cash provided

by operating activities

was $118.2

million and $115.4

million,
respectively.

Net cash

generated from

operating activities

was higher

than reported

net income

largely as

a result

of adjustments

for
non-cash items such

as depreciation and

amortization, deferred income

tax expense and the

provision for credit

losses, as well as cash
generated from sales and repayments of loans held for sale.

Cash Flows from Investing Activities
The Corporation’s

investing activities primarily

relate to originating

loans to be

held for investment,

as well as

purchasing, selling,
and

repaying

available-for-sale

and

held-to-maturity

debt

securities.

For

the

quarter

ended

March

31,

2024,

net

cash

provided

by
investing

activities

was

$39.7

million,

primarily

due

to

repayments

of

U.S.

agencies

MBS

and

debentures;

proceeds

from

sales

of
loans, mainly driven

by the bulk

sale of fully

charged-off consumer

loans during the

first quarter of

2024; and proceeds

from sales of
repossessed assets; partially offset by net disbursements

on loans held for investment.
For the quarter

ended March 31,

2023, net

cash provided by

investing activities

was $50.5

million, primarily

due to repayments

of
U.S. agencies MBS, partially offset by net disbursements

on loans held for investment.

Cash Flows from Financing Activities
The Corporation’s

financing activities

primarily

include the

receipt of

deposits and

the issuance

of brokered

CDs, the

issuance of
and payments

on long-term

debt, the

issuance of

equity instruments,

return of

capital, and

activities related

to its

short-term funding.
For the

quarter ended

March 31,

2024, net

cash used

in financing

activities was

$136.6 million,

mainly reflecting

capital returned

to
stockholders and a decrease in total deposits.

For the quarter

ended March 31,

2023, net cash provided

by financing activities

was $177.1 million,

mainly reflecting net

proceeds
of $347.8 million from borrowings

reflecting precautionary measures taken

by management in light of instability

in the banking sector
during such period, partially offset by a decrease in total deposits and capital returned to stockholders.

Capital
As

of

March

31,

2024,

the

Corporation’s

stockholders’

equity

was

$1.5

billion,

a

decrease

of

$17.9

million

from

December

31,
2023.

The

decrease

was

driven

by

the

repurchase

of

approximately

3.0

million

shares

of

common

stock

for

a

total

cost

of

$50.0
million, common

stock dividends

declared in

the first

quarter of

2024 totaling

$26.9 million or

$0.16 per

common share,

and a $15.1
million decrease

in the fair

value of available-for

-sale debt securities

recorded as part

of accumulated other

comprehensive loss in

the
consolidated statements of

financial condition. These

variances were partially

offset by the net

income generated in the

first quarter of
2024.
On April 25, 2024, the Corporation’s

Board declared a quarterly cash dividend of $0.1

6

per common share. The dividend is payable
on

June

14,

2024

to

shareholders

of

record

at

the

close

of

business

on

May

30,

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
and/or

privately

negotiated

transactions

or

plans,

including

under

plans

complying

with

Rule

10b5-1

under

the

Exchange

Act.

The
Corporation’s

stock repurchase

program is

subject to

various factors,

including the

Corporation’s

capital position,

liquidity,

financial
performance

and

alternative

uses of

capital,

stock

trading price,

and

general

market

conditions.

The

Corporation’s

stock

repurchase
program

does

not

obligate

it

to

acquire

any

specific

number

of

shares

and

does

not

have

an

expiration

date.

The

stock

repurchase
program may

be modified,

suspended, or

terminated at

any time

at the

Corporation’s

discretion. As

of May

2, 2024,

the Corporation
has

repurchased

approximately

8.4

million

shares

of

common

stock

for

a

total

cost

of

$129.9

million

under

such

stock

repurchase
program.

The Corporation’s

holding company

has no operations

and depends

on dividends, distributions

and other

payments from

its
subsidiaries to fund

dividend payments, stock repurchases,

and to fund all

payments on its obligations,

including debt obligations.

For
more information, see Part II, Item 2, “Unregistered

Sales of Equity Securities and Use of Proceeds,”
of this Quarterly Report on Form
10-Q.
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

The

following

table

is

a

reconciliation

of

the

Corporation’s

tangible

common

equity

and

tangible

assets,

non-GAAP

financial
measures, to total equity and total assets, respectively,

as of March 31, 2024 and December 31, 2023, respectively:
March 31, 2024 December 31, 2023
(In thousands, except ratios and per share information)
Total common equity

- GAAP
$ 1,479,717 $ 1,497,609
Goodwill (38,611) (38,611)
Other intangible assets (11,542) (13,383)
Tangible common

equity - non-GAAP
$ 1,429,564 $ 1,445,615
Total assets - GAAP $ 18,890,961 $ 18,909,549
Goodwill (38,611) (38,611)
Other intangible assets (11,542) (13,383)
Tangible assets -

non-GAAP
$ 18,840,808 $ 18,857,555
Common shares outstanding 166,707 169,303
Tangible common

equity ratio - non-GAAP
7.59% 7.67%
Tangible book

value per common share - non-GAAP
$ 8.58 $ 8.54
See Note 21 – “Regulatory

Matters, Commitments and Contingencies”

to the unaudited consolidated

financial statements herein for
the regulatory capital positions of the Corporation and FirstBank as of March

31, 2024 and December 31, 2023, respectively.
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

Rico Commissioner of Financial Institutions.

The Puerto Rico Banking

Law
provides that,

when the

expenditures of

a Puerto

Rico commercial

bank are

greater than

receipts, the

excess of

the expenditures

over
receipts

must

be

charged

against

the

undistributed

profits

of

the

bank,

and

the

balance,

if

any,

must

be

charged

against

the

legal
surplus

reserve,

as

a

reduction

thereof.

If

the

legal

surplus

reserve

is

not

sufficient

to

cover

such

balance

in

whole

or

in

part,

the
outstanding

amount

must

be charged

against

the

capital

account

and

the

Bank

cannot

pay

dividends

until

it

can

replenish

the

legal
surplus reserve

to an

amount of

at least

20% of

the original

capital contributed.

FirstBank’s

legal surplus

reserve, included

as part

of
retained earnings in

the Corporation’s

consolidated statements of

financial condition, amounted

to $199.6 million

as of each of

March
31, 2024 and December 31, 2023, respectively.

There were no transfers to the legal surplus reserve during the quarter ended

March 31,
2024.

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

and 300 bps

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
As of

March 31,

2024, the

Corporation forecasted

the 12-month

net interest

income assuming

March 31,

2024 interest

rate curves
remain

constant.

Then,

net

interest

income

was

estimated

under

rising

and

falling

rates

scenarios.

For

the

rising

rate

scenario,

a
gradual (ramp)

and immediate

(shock) parallel

upward shift

of the

yield curve

is assumed

during the

first twelve

months (the

“+300
ramp”, “+200

ramp” and

“+200 shock”

scenarios). Conversely,

for the

falling rate

scenario, a

gradual (ramp)

and immediate

(shock)
parallel downward shift

of the yield curve

is assumed during the

first twelve months (the

“-300 ramp”, “-200

ramp” and “-200

shock”
scenarios).
The SOFR

curve for

March 31,

2024, as

compared with

December 31,

2023, reflects

an increase

of 12

bps on

average in

the short-
term sector of the curve, or

between one to twelve months;

an increase of 57 bps

in the medium-term sector of the

curve, or between 2
to 5 years; and

an increase of 47 bps

in the long-term sector

of the curve, or

over 5-year maturities. A

similar behavior in market

rates
changes was observed

in the Constant

Maturity Treasury

yield curve with

an increase of

8 bps in

the short-term sector,

an increase of
50 bps in the medium-term sector, and an

increase of 42 bps in the long-term sector.

The following table presents the results of the static simulations as of March 31,2024 and

December 31, 2023. Consistent with prior
years, these exclude non-cash changes in the fair value of derivatives:
Net Interest Income Risk
(% Change Projected for the next 12 months)
March 31, 2024 December 31, 2023
Gradual Change in Interest Rates:

+ 300 bps ramp
1.56% 1.08%

+ 200 bps ramp
1.05% 0.73%

- 300 bps ramp
-3.39% -3.09%

- 200 bps ramp
-2.19% -2.02%
Immediate Change in Interest Rates:

+ 200 bps shock
2.37% 2.45%

- 200 bps shock
-5.62% -5.67%
The Corporation

continues to

manage its

balance sheet

structure to

control and

limit the

overall interest

rate risk

by managing

its
asset

composition

while

maintaining

a

sound

liquidity

position.

See

“Risk

Management

–

Liquidity

Risk

Management”

above

for
liquidity ratios.

As of March

31, 2024, and

December 31, 2023,

the net interest income

simulations show that the

Corporation continues to

have an
asset sensitive position for the next twelve months under a static balance sheet simulation.
Under

gradual

rising

scenarios,

the

net

interest

income

simulation

shows

a

slight

increase

in

interest

rate

sensitivity,

when
compared with December

31, 2023, due to

lower sensitivity in the

liabilities side. The decrease

in sensitivity in

the liabilities side was
mainly

driven by

an increase

in repricing

lag, mainly

in public

sector non

-maturity

deposits, partially

offset

by

higher sensitivity

in
time deposits

as a

result of

higher balances.

On the

assets side,

the sensitivity

increased slightly

in the

investment securities

portfolio
due to an

increase in the

prepayment rate assumptions

of MBS and

the level of

scheduled maturities of

U.S. agencies debentures

over
the next twelve months.
Gradual

falling

rates

scenarios

also

show

an

increase

in

interest

rate

sensitivity,

when

compared

with

December

31,

2023,

as
decreases in

interest rates

are estimated

to occur

at a slower

pace on

the liabilities side

as pricing

pressures, deposits

competition and
retention

strategies

will

impact

the

pace

of

repricing,

mainly

in

the

public

sector

non-maturity

deposits,

partially

offset

by

higher
sensitivity on the assets side, as explained above.
Under

the

static

simulation,

the

Corporation

assumes

that

maturing

instruments

are

replaced

with

similar

instruments

at

the
repricing rate upon maturity.

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

See “Risk

Management

–

Liquidity

Risk” and

“Risk Management

–

Capital”
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

March 31,

2024, the

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

March 31,

2024,
the Corporation’s

ACL model considered the

following assumptions for key economic

variables in the probability-weighted economic
scenarios:
●
CRE

price

index

at

the

national

level

with

an

average

projected

contraction

of

6.25%

for

the

remainder

of

2024

and

an
average

projected

appreciation of

1.98% for

the year

2025, compared

to an

average projected

contraction

of 6.81%

for the
remainder of 2024 and an average projected appreciation of 2.01% for the year

2025 as of December 31, 2023.

●
Regional

Home

Price

Index

forecast

in

Puerto

Rico

(purchase

only

prices)

is

projected

to

remain

relatively

flat

for

the
remainder of 2024,

while for the

year 2025 shows

a deterioration of

1.22%, when compared

to the same

period projection as
of

December

31,

2023.

For

the

Florida

region,

the

Home

Price

Index

forecast

shows

an

improvement

of

0.72%

for

the
remainder of

2024 and

an improvement

of 0.91%

for the

year 2025,

when compared

to the

same period

as of December

31,
2023.

●
Average

regional unemployment

rate in

Puerto Rico

is forecasted

at 7.03%

for the

remainder of

2024 and

8.16%

for 2025,
compared to 7.35%

for the remainder of

2024 and 8.08%

for the year 2025

as of December 31,

2023. For the Florida

and the
U.S. mainland,

average unemployment

rate is

forecasted at

4.07% and

4.53%, respectively,

for the

remainder

of 2024,

and
4.34%

and 4.73%,

respectively,

for the

year 2025,

compared to

4.27% and

4.74%, respectively,

for the

remainder of

2024,
and 4.12% and 4.52%, respectively,

for the year 2025 as of December 31, 2023.

●
Annualized change

in gross domestic

product (“GDP”)

in the

U.S. mainland

of 1.61%

for the

remainder of

2024 and

1.33%
for the year 2025, compared to 0.82% for the remainder of 2024 and 1.64%

for the year 2025 as of December 31, 2023.

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

2024,

management

compared

the

modeled

estimates

under

the

probability-
weighted economic

scenarios against a

more adverse scenario.

The more adverse

scenario incorporates an

additional adverse scenario
and decreases

the weight

applied to

the baseline

scenario. Under

this more

adverse scenario,

as an

example, average

unemployment
rate

for

the

Puerto

Rico

region

increases

to

7.45%

for

the

remainder

of

2024,

compared

to

7.03%

for

the

same

period

on

the
probability-weighted economic scenario projections.
To

demonstrate

the

sensitivity

to

key

economic

parameters

used

in

the

calculation

of

the

ACL

at

March

31,

2024,

management
calculated

the

difference

between

the

quantitative

ACL

and

this

more

adverse

scenario.

Excluding

consideration

of

qualitative
adjustments,

this sensitivity

analysis

would

result in

a hypothetical

increase

in the

ACL of

approximately

$47

million at

March

31,
2024.

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

March 31, 2024.
The

ratio

of

the

ACL

for

loans

and

finance

leases

to

total

loans

held

for

investment

decreased

to

2.14%

as

of

March

31,

2024,
compared to 2.15% as of December 31, 2023. An explanation for the change for each portfolio follows:
●
The ACL to total

loans ratio for the

residential mortgage loan

portfolio decreased from

2.03% as of December

31, 2023 to
2.02%

as

of

March

31,

2024,

primarily

reflecting

a

more

favorable

economic

outlook,

particularly

in

the

projection

of
unemployment rates.
●
The ACL to total loans ratio for the construction

loan portfolio was 2.61% as of each of March 31, 2024

and December 31,
2023.
●
The ACL

to total

loans ratio

for the

commercial mortgage

loan portfolio

decreased from

1.41% as

of December

31, 2023
to

1.38%

as

of

March

31,

2024,

mainly

driven

by

improvements

in

the

financial

information

of

certain

borrowers

and
delinquency improvements, partially offset by deterioration

on the economic outlook of certain macroeconomic variables.
●
The

ACL to

total loans

ratio for

the C&I

loan portfolio

increased

from

1.05%

as of

December

31,

2023

to 1.07%

as of
March 31, 2024, mainly due to newly originated loans which have a longer life.
●
The ACL to

total loans ratio

for the consumer

loan portfolio decreased

from 3.64% as

of December

31, 2023

to 3.63% as
of March

31, 2024,

mainly driven

by updated

macroeconomic variables,

partially offset

by increases

in historical

charge-
off levels, mainly in credit cards.

The ratio of the

total ACL for loans

and finance leases to

nonaccrual loans held

for investment was 283.54%

as of March 31,

2024,
compared to 312.81% as of December 31, 2023.

Substantially all of

the Corporation’s

loan portfolio is

located within the

boundaries of the

U.S. economy.

Whether the collateral

is
located in

Puerto Rico,

the U.S.

and British

Virgin

Islands, or

the U.S.

mainland (mainly

in the

state of

Florida), the

performance of
the Corporation’s

loan portfolio and

the value of

the collateral supporting

the transactions are

dependent upon the

performance of and
conditions

within each

specific area’s

real estate

market. The

Corporation believes

it sets

adequate loan-to-value

ratios following

its
regulatory and credit policy standards.
As shown in the following tables,

the ACL for loans and finance leases

amounted to $263.6 million as of

March 31, 2024, or 2.14%
of total loans, compared with $261.8 million, or 2.15%

of total loans, as of December 31, 2023. See “Results of Operations

- Provision
for Credit Losses” and Note 4 – “Allowance for Credit Losses for Loans and Finance

Leases” above for additional information.
Quarter Ended March 31,
2024 2023
(Dollars in thousands)
ACL for loans and finance leases, beginning of year $ 261,843 $ 260,464
Impact of adoption of ASU 2022-02 - 2,116
Provision for credit losses - (benefit) expense:
Residential mortgage (464) 73
Construction 571 860
Commercial mortgage (10) 1,246
C&I (3,360) (1,650)
Consumer and finance leases 16,180 15,727
Total provision for credit losses

- expense
12,917 16,256
Charge-offs:
Residential mortgage (516) (983)
Commercial mortgage - (18)
C&I (459) (118)
Consumer and finance leases (28,364) (16,798)
Total charge offs (29,339) (17,917)
Recoveries:
Residential mortgage 272 497
Construction 10 63
Commercial mortgage 40 168
C&I 5,119 90
Consumer and finance leases 12,730 (1) 3,830
Total recoveries 18,171 (1) 4,648
Net charge-offs (11,168) (13,269)
ACL for loans and finance leases, end of period $ 263,592 $ 265,567
ACL for loans and finance leases to period-end total loans

held for investment
2.14% 2.29%
Net charge-offs (annualized) to average loans

outstanding during the period
0.37% (2) 0.46%
Provision for credit losses - expense for loans and finance

leases to net charge-offs during the period
1.16x 1.23x
(1)

For the quarter ended March 31, 2024 includes a recovery totaling $9.5 million associated with the bulk sale of fully charged -off consumer loans.
(2)

The recovery associated with the aforementioned bulk sale reduced the ratio of total net charge-offs to related average loans by 31 basis points in the first quarter of 2024.

The following tables set forth information concerning the composition of the

Corporation's loan portfolio and related ACL by loan
category, and the percentage

of loan balances in each category to the total of such loans as of the indicated dates:
As of March 31, 2024
Residential
Mortgage
Loans
Commercial
Mortgage
Loans C&I Loans
Consumer and
Finance
Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$ 2,801,587 $ 237,288 $ 2,361,731 $ 3,230,995 $ 3,679,847 $ 12,311,448

Percent of loans in each category to total loans
23
%
2
%
19
%
26
%
30
%
100
%

Allowance for credit losses
$ 56,689 $ 6,186 $ 32,661 $ 34,490 $ 133,566 $ 263,592

Allowance for credit losses to amortized cost
2.02% 2.61% 1.38% 1.07% 3.63% 2.14%
As of December 31, 2023
Residential
Mortgage
Loans
Commercial
Mortgage
Loans C&I Loans
Consumer and
Finance Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$ 2,821,726 $ 214,777 $ 2,317,083 $ 3,174,232 $ 3,657,665 $ 12,185,483

Percent of loans in each category to total loans
23% 2% 19% 26% 30% 100
%

Allowance for credit losses
$ 57,397 $ 5,605 $ 32,631 $ 33,190 $ 133,020 $ 261,843

Allowance for credit losses to amortized cost
2.03
%
2.61
%
1.41
%
1.05
%
3.64
%
2.15%
Allowance for Credit Losses for Unfunded Loan

Commitments
The Corporation estimates

expected credit losses

over the contractual

period in which

the Corporation is

exposed to credit

risk as a
result

of

a

contractual

obligation

to

extend

credit,

such as

pursuant

to unfunded

loan

commitments

and

standby

letters of

credit

for
commercial and

construction loans,

unless the

obligation is

unconditionally cancellable

by the

Corporation. The

ACL for

off-balance
sheet credit

exposures is

adjusted as

a provision

for credit

loss expense.

As of

March 31,

2024, the

ACL for

off-balance

sheet credit
exposures increased by $0.3 million to $4.9 million, when compared to December 31, 2023.

Allowance for Credit Losses for Held-to-Maturity

Debt Securities
As of March

31, 2024, the

ACL for held-to-maturity

securities portfolio was

entirely related to

financing arrangements with

Puerto
Rico municipalities

issued in bond

form, which

the Corporation accounts

for as securities,

but which

were underwritten as

loans with
features

that are

typically found

in commercial

loans.

As of

March 31,

2024, the

ACL for

held-to-maturity debt

securities was

$1.2
million,

compared

to

$2.2

million

as

of

December

31,

2023.

The

decrease

was

mostly

driven

by

improvements

in

the

underlying
updated financial information of a Puerto Rico municipal bond issuer received during the first quarter of 2024.
Allowance for Credit Losses for Available

-for-Sale Debt Securities

The

ACL

for

available-for-sale

debt

securities,

which

is

associated

with

private

label

MBS

and

a

residential

pass-through

MBS
issued by the PRHFA, was $0.4

million as of March 31, 2024, compared to $0.5 million as of December 31, 2023.

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

The following table presents non-performing assets as of the indicated dates:
March 31,2024 December 31, 2023
(Dollars in thousands)
Nonaccrual loans held for investment:
Residential mortgage $ 32,685 $ 32,239
Construction 1,498 1,569
Commercial mortgage 11,976 12,205
C&I 25,067 15,250
Consumer and finance leases 21,739 22,444
Total nonaccrual loans held for investment 92,965 83,707
OREO 28,864 32,669
Other repossessed property 6,226 8,115
Other assets

(1)
1,551 1,415
Total non-performing assets $ 129,606 $ 125,906
Past due loans 90 days and still accruing
(2) (3) (4)
$ 57,515 $ 59,452
Non-performing assets to total assets

0.69% 0.67%
Nonaccrual loans held for investment to total loans held for investment 0.76% 0.69%
ACL for loans and finance leases $ 263,592 $ 261,843
ACL for loans and finance leases to total nonaccrual loans held for investment
283.54% 312.81%
ACL for loans and finance leases to total nonaccrual loans held for investment, excluding residential real estate loans
437.28% 508.75%
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

These loans will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on

the loan pools. The portion of such loans contractually past due
90 days or more amounted to $8.6 million and $8.3 million as of

March 31,2024

and December 31, 2023, respectively.
(3)
Includes FHA/VA

government-guaranteed residential mortgage as

loans past-due 90 days and still accruing as opposed

to nonaccrual loans. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark,

taking into consideration the FHA interest curtailment process.

These balances include $13.7 million and $15.4 million
of FHA government guaranteed residential mortgage loans that were over 15 months delinquent as of

March 31, 2024 and December 31,

2023,

respectively.
(4)
These includes rebooked loans, which were previously pooled into

GNMA securities, amounting to $8.8 million and $7.9 million as of March 31, 2024 and December 31, 2023,
respectively. Under the GNMA program,

the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s

specified delinquency criteria. For accounting
purposes, the loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting

liability.

Total

non-performing

assets increased

by $3.7

million to

$129.6 million

as of

March 31,

2024, compared

to $125.9

million as

of
December

31,

2023.

The increase

in

non-performing

loans was

driven

by a

$9.3

million

increase

in

total

nonaccrual

loans held

for
investment, partially offset

by a $3.8 million

decrease in the OREO

portfolio balance and a

$1.9 million decrease

in other repossessed
property.
Total

nonaccrual loans

were $93.0

million as of

March 31, 2024

.

This represents a

net increase

of $9.3

million from

$83.7 million
as of

December 31,

2023,

consisting of

increases of

$9.5 million

and $0.5

million in

nonaccrual commercial

and construction

loans
and nonaccrual

residential mortgage

loans, respectively,

partially offset

by a

decrease of

$0.7 million

in nonaccrual

consumer loans.
The

increase

in

nonaccrual

commercial

and

construction

loans

was

primarily

driven

by

the

inflow

to

nonaccrual

status

of

a

$10.5
million C&I loan in the Florida region in the power generation industry.
The following table shows non-performing assets by geographic segment as of the indicated dates:

March 31,2024 December 31, 2023
(In thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage $ 17,521 $ 18,324
Construction 531 595
Commercial mortgage 3,037 3,106
C&I 13,431 13,414
Consumer and finance leases 21,503 21,954
Total nonaccrual loans held for investment 56,023 57,393
OREO 24,577 28,382
Other repossessed property 5,916 7,857
Other assets 1,551 1,415
Total non-performing assets $ 88,067 $ 95,047
Past due loans 90 days and still accruing $ 51,614 $ 53,308
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage $ 6,693 $ 6,688
Construction 967 974
Commercial mortgage 8,939 9,099
C&I 1,119 1,169
Consumer 203 419
Total nonaccrual loans held for investment 17,921 18,349
OREO 4,287 4,287
Other repossessed property 287 252
Total non-performing assets $ 22,495 $ 22,888
Past due loans 90 days and still accruing $ 5,762 $ 6,005
United States:
Nonaccrual loans held for investment:
Residential mortgage $ 8,471 $ 7,227
C&I 10,517 667
Consumer 33 71
Total nonaccrual loans held for investment 19,021 7,965
Other repossessed property 23 6
Total non-performing assets $ 19,044 $ 7,971
Past due loans 90 days and still accruing $ 139 $ 139

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated
periods:
Construction
Commercial
Mortgage C&I Total
(In thousands)
Quarter Ended March 31,2024
Beginning balance
$ 1,569 $ 12,205 $ 15,250 $ 29,024
Plus:
Additions to nonaccrual

- - 11,041 11,041
Less:
Loans returned to accrual status
- - - -
Nonaccrual loans transferred to OREO
(48) - - (48)
Nonaccrual loans charge-offs
- - (459) (459)
Loan collections
(23) (229) (765) (1,017)
Ending balance

$ 1,498 $ 11,976 $ 25,067 $ 38,541
Construction
Commercial
Mortgage C&I Total
(In thousands)
Quarter Ended March 31,2023
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
Quarter Ended March 31,
2024 2023
(In thousands)
Beginning balance

$ 32,239 $ 42,772

Plus:

Additions to nonaccrual
4,596 2,081

Less:

Loans returned to accrual status

(2,833) (3,937)

Nonaccrual loans transferred to OREO
(404) (2,710)

Nonaccrual loans charge-offs
(125) (220)

Loan collections
(788) (1,570)

Reclassification

- (6)
Ending balance

$ 32,685 $ 36,410
The

amount of

nonaccrual

consumer

loans, including

finance

leases,

decreased

by $0.7

million

to $21.7

million

as of

March

31,
2024,

compared

to

$22.4

million

as

of

December

31,

2023.

The

decrease

was

mainly

reflected

in

the

finance

lease

and

auto

loan
portfolios.
As

of

March

31,

2024,

approximately

$23.8

million

of

the

loans

placed

in

nonaccrual

status,

mainly

commercial

and

residential
mortgage loans,

were current, or had delinquencies of

less than 90 days in their interest payments.

Collections on these loans are being
recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the quarter ended March 31, 2024,

interest income of approximately $0.1 million related to

nonaccrual loans with a carrying
value of

$33.4 million

as of

March 31,

2024, mainly

nonaccrual commercial

and construction

loans, was

applied against

the related
principal balances under the cost-recovery method.
Total loans in early

delinquency (
i.e.
, 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $133.7
million as

of March

31, 2024,

a decrease

of $17.1

million, compared

to $150.8

million as

of December

31, 2023.

The variances

by
major portfolio categories are as follows:

●
Consumer loans in early delinquency decreased by $15.5 million to $96.5 million,

mainly reflected in the auto loan portfolio.
●
Residential mortgage loans in early delinquency decreased by $4.0 million to $32.5 million.
●
Commercial

and

construction

loans

in

early

delinquency

increased

by

$2.4

million

to

$4.7

million,

mainly

due

to

certain
commercial loans

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

modifications

of individual

C&I, commercial

mortgage, construction,

and residential

mortgage loans.

See
Note

1

–

“Basis

of

Presentation

and

Significant

Accounting

Policies”

to

the

unaudited

consolidated

financial

statements

herein

for
additional information

related to

the accounting

policies of

loan modifications

granted to

borrowers experiencing

financial difficulty.
In

addition,

see

Note

3

–

“Loans

Held

for

Investment”

to

the

unaudited

consolidated

financial

statements

herein

for

additional
information and statistics about the Corporation’s

modified loans.

The OREO portfolio,

which is part of non

-performing assets, amounted

to $28.9 million as of

March 31, 2024 and

$32.7 million as
of December

31, 2023.

The following

tables show

the composition

of the

OREO portfolio

as of

March 31,

2024 and

December 31,
2023,

as well as the activity of the OREO portfolio by geographic area during the quarter ended March 31, 2024:
OREO Composition by Region

As of March 31,2024
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 15,254 $ 1,452 $ - $ 16,706
Construction 1,656 25 - 1,681
Commercial 7,667 2,810 - 10,477
$ 24,577 $ 4,287 $ - $ 28,864
As of December 31, 2023
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 18,809 $ 1,452 $ - $ 20,261
Construction 1,576 25 - 1,601
Commercial 7,997 2,810 - 10,807
$ 28,382 $ 4,287 $ - $ 32,669
OREO Activity by Region

Quarter Ended March 31, 2024
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Beginning Balance $ 28,382 $ 4,287 $ - $ 32,669
Additions 1,213 - - 1,213
Sales (4,451) - - (4,451)
Subsequent measurement adjustments (152) - - (152)
Other adjustments (415) - - (415)
Ending Balance $ 24,577 $ 4,287 $ - $ 28,864

Net Charge-offs and Total

Credit Losses

Net charge

-offs totaled

$11.2

million for

the first

quarter of

2024, or

0.37% of

average loans

on an

annualized basis,

compared to
$13.3

million,

or

an

annualized

0.46%

of

average

loans,

for

the

first

quarter

of

2023.

Net

charge-offs

for

the

first

quarter

of

2024
include a

$9.5 million

recovery associated

with the

bulk sale

of fully

charged-off

consumer loans,

which reduced

by 31

basis points
the ratio of total net charge-offs to average loans for the

first quarter of 2024.
C&I loans net recoveries

for the first quarter of

2024 were $4.7 million,

or an annualized 0.59% of

related average loans, compared
to net

charge-offs of

$28 thousand for

the first quarter

of 2023.

The net

recoveries for

the first quarter

of 2024

include a $5.0

million
recovery associated with a C&I loan in the Puerto Rico region.
Consumer

loans

and

finance

leases

net

charge-offs

for

the

first

quarter

of

2024

were

$15.6

million,

or

an

annualized

1.70%

of
related

average

loans,

compared

to

net

charge-offs

of

$13.0

million,

or

an

annualized

1.54%

of

related

average

loans,

for

the

first
quarter

of

2023.

The

increase,

which

was

primarily

reflected

in

the

auto

and

personal

loan

portfolios,

was

partially

offset

by

the
recovery

associated

with

the

aforementioned

bulk

sale,

which

reduced

by

104

basis

points

the

ratio

of

consumer

loans

and

finance
leases net charge-offs to related average loans for the

first quarter of 2024.

The following table presents annualized net charge-offs

(recoveries) to average loans held-in-portfolio for the indicated periods:
Quarter Ended March 31,
2024 2023
Residential mortgage

0.03% 0.07%
Construction

(0.02) % (0.17) %
Commercial mortgage (0.01) % (0.03) %
C&I (0.59) % - %
Consumer and finance leases 1.70%
(1)
1.54%
Total loans

0.37%
(1)
0.46%
(1)
The $9.5 million recovery associated with the bulk sale

of fully charged-off consumer loans during the first quarter of 2024 reduced the ratios of consumer loans and finance

leases and
total net charge-offs to related average loans

by 104 basis points and 31 basis points, respectively.

The following table presents annualized net charge-offs

(recoveries) to average loans held in various portfolios by geographic segment for the indicated periods:
Quarter Ended March 31,
2024 2023
PUERTO RICO:
Residential mortgage 0.05% 0.10%
Construction

- % (0.47) %
C&I (0.93) % 0.01%
Consumer and finance leases

1.67%
(1)
1.53%
Total loans

0.42%
(1)
0.58%
VIRGIN ISLANDS:
Residential mortgage - % (0.08) %
Commercial mortgage (0.22) % (0.21) %
C&I - % (0.01) %
Consumer and finance leases 3.73% 2.19%
Total loans 0.57% 0.29%
FLORIDA:
Construction

(0.05) % (0.05) %
Commercial mortgage - % (0.09) %
C&I 0.11% - %
Consumer and finance leases 0.55% 0.17%
Total loans 0.05% (0.03) %
(1)
The recovery associated

with the aforementioned

bulk sale reduced

the ratios of

consumer loans and

finance leases and

total net charge-offs

to related average loans

for the quarter

ended March 31,

2024 by 106

basis
points and 40 basis points, respectively.

The following table presents information about the OREO inventory and related gains and losses for the indicated periods:
Quarter ended March 31,
2024 2023
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential $ 16,706 $ 24,984
Construction 1,681 1,764
Commercial 10,477 6,114
Total $ 28,864 $ 32,862
OREO activity (number of properties):
Beginning property inventory 277 344
Properties acquired 16 59
Properties disposed (46) (59)
Ending property inventory 247 344
Average holding period (in days)
Residential 526 533
Construction 2,399 2,266
Commercial 1,579 2,468
Total average holding period (in days) 1,017 986
OREO operations (gain) loss:
Market adjustments and (gains) losses on sale:
Residential $ (1,826) $ (2,490)
Construction (9) (40)
Commercial 19 67
Total net gain (1,816) (2,463)
Other OREO operations expenses 364 467
Net Gain on OREO operations $ (1,452) $ (1,996)

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

of $12.3 billion

as of March

31, 2024, the

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

decade. See

“Risk Management

— Exposure

to Puerto

Rico
Government”

below.

Since

declaring

bankruptcy

and

benefitting

from

the

enactment

of

the

federal

Puerto

Rico

Oversight,
Management and Economic Stability Act (“PROMESA”)

in 2016, the Government of Puerto Rico has made

progress on fiscal matters
primarily

by restructuring

a large

portion of

its outstanding

public debt

and identifying

funding

sources for

its underfunded

pension
system.
Economic Indicators
On March

18, 2024,

the Puerto

Rico Planning

Board (“PRPB”)

published

an analysis

of the

Puerto Rico’s

economy during

fiscal
year 2023, as well as a

short-term forecast for fiscal years

2024 and 2025. According to

the preliminary estimates issued by the

PRPB,
Puerto Rico’s

real gross

national product

(“GNP”) grew

by 0.7%

in fiscal

year 2023,

the third

consecutive year

with a positive

year-
over-year

variance.

The

main

drivers

behind

growth

in

fiscal

year

2023

were

personal

consumption

expenditures

and

fixed
investments

in

both

construction,

and

machinery

and

equipment.

The

PRPB

also

revised

previously

published

real

GNP

growth
estimates for fiscal years 2022 and 2021 from 3.7% to 3.8% and from 0.9%

to 1.4%, respectively.

There

are

other

indicators

that

gauge

economic

activity

and

are

published

with

greater

frequency,

for

example,

the

Economic
Development

Bank

for

Puerto

Rico’s

Economic

Activity

Index

(“EDB-EAI”).

Although

not

a

direct

measure

of

Puerto

Rico’s

real
GNP,

the EDB-EAI is correlated

to Puerto Rico’s

real GNP.

For December 2023,

estimates showed that

the EDB-EAI stood

at 127.4,
up 3.5%

on a

year-over-year

basis. Over

the 12-month

period ended

December 31,

2023, the

EDB-EAI

averaged 127.5,

the highest
level since September 2014 and approximately 3.3% above the comparable figure a year earlier.

Labor

market

trends

remain

positive.

Data

published

by

the

Bureau

of

Labor

Statistics

showed

that

March

2024

payroll
employment

in

Puerto

Rico

increased

by

2.2%

when

compared

to

March

2023,

supported

by

a

year-over-year

increase

of

6.2%

in
Leisure

and

Hospitality

payroll

employment

and

an

4.4%

year-over-year

increase

in

construction-related

payroll

employment.

The
unemployment rate remained relatively at a near-record-low

of 5.8%.
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
On

April

25,

2024,

the

PROMESA

oversight

board

sent

a

letter

to

the

Governor

of

Puerto

Rico

extending

the

deadline

for
certification of the 2024 Fiscal

Plan for Puerto Rico

(the “2024 Fiscal Plan”) on

or before May 3, 2024; however,

as of the date of this
filing, the 2024 Fiscal Plan had not been published or certified by the PROMESA oversight board.
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

February

23,

2024,

the

PROMESA

oversight

board

filed

the

fourth

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
to

conforming

to

Judge

Taylor

Swain’s

ruling

made

in

June,

the

amended

plan

also

conforms

to

the

previously

disclosed

debt
sustainability

analysis

in

the

revised

PREPA

Fiscal

Plan

certified

in

June

2023

that

is

based

on

the

most

recent

projections

of
PREPA’s

operating

costs

and

future

demand

for

its

services.

The

PREPA

pension

treatment

remains

unchanged

under

the

third
amended

plan.

PREPA

retirees

will be

paid

in

full for

all benefits

earned

through

the

effective

date of

the plan.

After that

date, no
further benefits can

be earned under

the defined benefit plan

by existing or

new participants. From

March 4, 2024,

through March 18,
2024, the

court held

multiple hearings

concerning the

request of

the PROMESA

oversight board

for approval

of the PREPA

plan. At
the end

of the

confirmation

hearings, Judge

Taylor

Swain reserved

judgement.

On April

2, 2024,

Judge Taylor

Swain approved

the
PROMESA oversight board’s request

of extending the appointment of the lead mediator through September 30, 2024.

Other Developments
Notable

progress

continues

to

be

made

as

part

of

the

ongoing

efforts

of

prioritizing

the

restoration,

improvement,

and
modernization of

Puerto Rico’s

infrastructure,

particularly in

the aftermath

of Hurricane

Maria in

2017. During

the 12-month

period
ended February

29, 2024,

over $3.36

billion in

disaster relief

funds were

disbursed through

FEMA’s

Public Assistance

program and
the

Department

of

Housing

and

Urban

Development’s

Community

Development

Block

Grant

(“CDBG”)

program,

a

46%

increase
when

compared

to

the

same

period

in

2023.

These

funds

will

continue

to

play

a

key

role

in

supporting

Puerto

Rico’s

economic
stability and are expected to have

a positive impact on the Island’s

infrastructure. For example, approximately

86% of the projects that
FEMA

has

obligated

to

address

damage

caused

by

Hurricane

Maria

have

resources

to

reinforce

their

infrastructure,

among

other
hazard mitigation

measures, that

will prepare

these facilities

for future

weather events.

As of

April 29,

2024, over

2,750 projects

had
already been

completed under

FEMA’s

Public Assistance

programs while

over 21,000

projects were

active across

different stages

of
execution

for

a total

cost of

$10.6 billion,

equivalent

to approximately

31% of

the agency’s

$33 billion

obligation,

according

to the
Central Office for Recovery,

Reconstruction and Resiliency (“COR3”).

Exposure to Puerto Rico Government
As of March 31,

2024, the Corporation

had $313.7 million of

direct exposure to the

Puerto Rico government,

its municipalities and
public

corporations,

compared

to

$297.9

million

as

of

December

31,

2023.

The

$15.8

million

increase

was

mainly

due

to

the
origination of

a $13.6 million

loan to a

municipality in

Puerto Rico that

is supported

by assigned property

tax revenues. As

of March
31,

2024,

approximately

$202.9 million

of the

exposure

consisted of

loans and

obligations

of municipalities

in Puerto

Rico that

are
supported

by assigned

property

tax revenues

and for

which,

in most

cases,

the good

faith,

credit and

unlimited

taxing power

of

the
applicable

municipality

have

been

pledged

to

their

repayment,

and

$59.2

million

consisted

of

loans

and

obligations

which

are
supported by

one or

more specific

sources of

municipal revenues.

Approximately 69%

of the

Corporation’s

exposure to

Puerto Rico
municipalities consisted

primarily of

senior priority

loans and

obligations concentrated

in four

of the

largest municipalities

in Puerto
Rico. The

municipalities are

required by

law to

levy special

property taxes

in such

amounts as

are required

for the

payment of

all of
their

respective

general

obligation

bonds

and

notes.

Furthermore,

municipalities

are

also

likely

to

be

affected

by

the

negative
economic

and

other

effects

resulting

from

expense,

revenue,

or

cash

management

measures

taken

to

address

the

Puerto

Rico
government’s

fiscal

problems

and

measures

included

in

fiscal

plans

of

other

government

entities.

In

addition

to

municipalities,

the
total

direct

exposure

also

included

$8.9

million

in

a

loan

extended

to

an

affiliate

of

the

Puerto

Rico

Electric

Power

Authority
(“PREPA”),

$39.6

million

in loans

to agencies

or public

corporations

of the

Puerto Rico

government,

and obligations

of the

Puerto
Rico government, specifically a

residential pass-through MBS issued

by the PRHFA,

at an amortized cost of

$3.1 million as part of

its
available-for-sale debt securities portfolio (fair value of $1.6 million as of

March 31, 2024).
The

following

table

details

the

Corporation’s

total

direct

exposure

to

Puerto

Rico

government

obligations

according

to

their
maturities:
As of March 31,2024
Investment
Portfolio
(Amortized
cost) Loans
Total

Exposure
(In thousands)
Puerto Rico Housing Finance Authority:

After 10 years
$ 3,112 $ - $ 3,112
Total

Puerto Rico Housing Finance Authority
3,112 - 3,112
Agencies and public corporation of the Puerto Rico government:

After 1 to 5 years
- 15,732 15,732

After 5 to 10 years
- 23,841 23,841
Total agencies and public

corporation of the Puerto Rico government
- 39,573 39,573

Affiliate of the Puerto Rico Electric Power Authority:

After 1 to 5 years
- 8,878 8,878
Total Puerto Rico government

affiliate
- 8,878 8,878
Total

Puerto Rico public corporations and government affiliate
- 48,451 48,451
Municipalities:

Due within one year
3,172 7,173 10,345

After 1 to 5 years
51,327 52,336 103,663

After 5 to 10 years
36,034 95,505 131,539

After 10 years
16,595 - 16,595
Total

Municipalities
107,128 155,014 262,142
Total

Direct Government Exposure
$ 110,240 $ 203,465 $ 313,705

In addition,

as of March

31, 2024, the

Corporation had

$76.5 million

in exposure

to residential mortgage

loans that are

guaranteed
by the PRHFA,

a governmental instrumentality

that has been

designated as a

covered entity under

PROMESA (December

31, 2023 –
$77.7

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

2024,

the

Corporation

had

$2.8

billion

of public

sector

deposits

in

Puerto

Rico,

compared

to

$2.7

billion

as of
December 31,

2023. Approximately

20% of

the public

sector deposits

as of

March 31,

2024 were

from municipalities

and municipal
agencies in

Puerto Rico

and 80%

were from

public corporations,

the Puerto

Rico central

government and

agencies, and

U.S. federal
government agencies in Puerto Rico.
Exposure to USVI Government
The Corporation has operations in the USVI and has credit exposure to USVI government entities.
For many years, the

USVI has been experiencing

several fiscal and economic

challenges that have deteriorated

the overall financial
and

economic

conditions

in

the

area.

However,

on

May

22,

2023,

the

United

States

Bureau

of

Economic

Analysis

(the

“BEA”)
released its estimates of

GDP for 2021. According

to the BEA, the

USVI’s real

GDP increased 2.8%

in 2021 after decreasing

1.9% in
2020.

The

increase

in

real

GDP reflected

increases

in

exports

and

personal

consumption

expenditures.

These

increases

were

partly
offset by decreases in

private inventory investment, private

fixed investment, and government

spending. Imports, a subtraction

item in
the calculation of GDP,

also decreased.
Over the past

three years, the

USVI has been

recovering from the

adverse impact caused

by COVID-19 and

has continued to

make
progress on

its rebuilding

efforts related

to Hurricanes

Irma and

Maria, which

occurred in

2017. According

to data

published by

the
government, over

$5.1 billion

in disaster

recovery funds

had been

disbursed through

February 2024

and $8.6

billion were

remaining
obligated funds

waiting to be

disbursed. Moreover,

labor market trends

remain stable

with payroll employment

for the first

quarter of
2024 up 0.1% when compared to the fourth quarter of 2023.
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

USVI government
deteriorates

again,

the

U.S.

Congress

or

the

government

of

the

USVI

may

enact

legislation

allowing

for

the

restructuring

of

the
financial

obligations

of

the

USVI

government

entities

or

imposing

a

stay

on

creditor

remedies,

including

by

making

PROMESA
applicable to the USVI.
As of

March 31,

2024, the

Corporation had

$97.4

million in

loans to

USVI public

corporations,

compared to

$90.5 million

as of
December 31, 2023. As of March 31, 2024, all loans were currently performing and up to date on principal and interest payments.

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

2024 the

end of

the period

covered by

this Quarterly

Report on

Form 10-Q.

Based on

this evaluation,

the Chief

Executive
Officer

and Chief

Financial Officer

concluded that

the Corporation’s

disclosure

controls and

procedures were

effective

as of

March
31,

2024

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

March 31, 2024

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

21

–

“Regulatory

Matters,

Commitments

and

Contingencies,”

to

the

unaudited
consolidated financial statements herein, which is incorporated by reference in this Part II, Item 1.
ITEM 1A.

RISK FACTORS
The Corporation’s business, operating results and/or the market price of our common stock may be significantly affected by a number of factors. A detailed

discussion of certain

risk factors that

could affect

the Corporation’s future

operations, financial

condition or results

for
future periods is set forth in Part I, Item 1A, “Risk Factors,” in the 2023 Annual Report on Form 10-K. These risk factors, and others, could cause actual

results to

differ materially

from historical

results or

the results

contemplated by

the forward-looking

statements contained

in
this report. Also,

refer to the

discussion in

“Forward-Looking Statements” and

Part I, Item

2, “Management’s

Discussion and

Analysis of
Financial Condition and Results

of Operations,” in this Quarterly

Report on Form 10-Q

for additional information that may

supplement or
update the discussion of risk factors in the

2023 Annual Report on Form 10-K.
Other than as described below, there have been

no material changes from those risk factors previously

disclosed in Part I, Item 1A, “Risk
Factors,” in the 2023 Annual Report on Form

10-K.
The

volatility

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

In the

aftermath of

these recent

bank failures,

the banking

agencies have

increased regulatory

requirements and

costs that

may impact
capital ratios or the FDIC deposit insurance premium. For

example, on November 16, 2023, the FDIC approved a

final rule to implement a
special assessment to recover the loss

to the Deposit Insurance

Fund associated with protecting uninsured

depositors following the closure
of Silicon Valley Bank

and Signature Bank during

the first half of

2023. Under the final

rule, the FDIC will

collect the special assessment
at quarterly rate of 3.36 basis

points, beginning with the first

quarterly assessment period of 2024 (i.e.,

January 1 through March 31, 2024)
with an

invoice payment date

of June 28,

2024, and

will continue to

collect special

assessments for an

anticipated total of

eight quarterly
assessment periods.

The base

for the

special assessment

is equal

to the

estimated uninsured

deposits reported

for the

December 31,

2022
reporting period,

adjusted to

exclude the

first $5

billion of

such amount.

In association

with this

final rule,

as of

December 31,

2023, the
Corporation recorded an initial special assessment

of $6.3 million.
On

February

23,

2024,

the

FDIC

informed

that

the

estimated

loss

attributable

to

the

protection

of

uninsured

depositors

of

the
aforementioned failed institutions is $20.4

billion, an increase of approximately $4.1

billion from the estimate of

$16.3 billion described in
the final rule. The estimated loss may be partially offset by any potential future recoveries from the residual interests retained in each of the trusts. In

connection with

this notice,

during the

first quarter

of 2024,

the Corporation

recorded a

$0.9 million

additional expense

in the
consolidated statements of income as part of “FDIC deposit insurance” expenses to increase the estimated FDIC special assessment to $7.3
million.

The FDIC retains the ability to cease collection early, extend the special assessment collection period beyond the eight-quarter collection period, or

impose an

additional shortfall

special assessment

on a

one-time basis

after the

receiverships for

the two

failed institutions

are
terminated.

The

collection

period

may

change

due

to

updates

to

the

estimated

loss

pursuant

to

the

systemic

risk

determination

or

if
assessments

collected

change

due

to

corrective

amendments

to

the

amount

of

uninsured

deposits

reported

for

the

December

31,

2022
reporting period.

The FDIC

will provide

any updates

on the

estimated loss

and collection

period for

the special

assessment with

the first
quarter 2024 special assessment invoice, to be released in

June 2024.

The federal financial regulatory agencies may take other

measures to address macroeconomic conditions, as well as the effect of regional
bank failures in

the U.S. mainland

during the first half

of 2023, although the

nature and impact

of such actions

cannot be predicted at

this
time.

ITEM 2.

UNREGISTERED

SALES OF

EQUITY SECURITIES

AND USE OF

PROCEEDS
The Corporation did not have any unregistered sales

of equity securities during the quarter ended March

31, 2024.
Issuer Purchases of Equity Securities
The following table provides information in relation to the Corporation’s purchases of its common stock during the quarter ended March
31, 2024.
Period
Total Number of Shares
Purchased

Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs (1)
Approximate Dollar Value
of Shares that May Yet

be
Purchased Under the Plans
or Programs (in thousands)
(1)
January 1, 2024 - January 31, 2024 120,499 $ 16.96 120,499 $ 147,957
February 1, 2024 - February 29, 2024 2,501,861 16.57 2,501,861 106,499
March 1, 2024 - March 31, 2024 520,229 17.02 384,191 100,000
Total 3,142,589
(2) (3)
3,006,551
(1)
As of

March 31,

2024, the

Corporation was

authorized to

purchase up

to $225

million of

the Corporation’s

common stock

under the

program that

was publicly

announced on

July 24,
2023, of which

$125 million had

been utilized. The

remaining $100 million

in the table

represents the remaining

amount authorized

under the stock

repurchase program as

of March 31,
2024. The program does not obligate the Corporation to acquire any specific number of shares, does not have an

expiration date and may be modified, suspended, or terminated at any time
at the Corporation's discretion.

Under the stock repurchase program,

shares may be repurchased through

open market purchases, accelerated

share repurchases and/or privately

negotiated
transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
(2)
Includes 3,006,551 shares of common stock repurchased in the open market at an average price of $16.63 for a total purchase price of approximately $50 million.
(3)
Includes 136,038 shares of common stock

acquired by the Corporation to cover minimum

tax withholding obligations upon the

vesting of equity-based awards. The Corporation

intends to
continue to satisfy statutory tax withholding obligations in connection with the vesting of outstanding restricted stock and performance units through the withholding of shares.
ITEM 5.

OTHER INFORMATION
During

the

quarter

ended

March

31,

2024,

none

of

the

Corporation’s

directors

or

officers

(as

defined

in

Rule

16a-1(f)

of

the
Exchange Act)
adopted

or
terminated

a “Rule 10b5-1 trading

arrangement” or
“non-Rule
10b5-1

trading arrangement,” as those

terms
are defined in Item 408 of Regulation S-K.

ITEM 6.

EXHIBITS

See the Exhibit Index below, which is incorporated by

reference herein:

EXHIBIT INDEX

Exhibit No. Description
10.1*#
First BanCorp Executive Short-Term Incentive Program, as amended on March 16, 2023
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
104
The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in
Inline XBRL (included within the Exhibit 101 attachments)
* Indicates management contract or compensatory plan or arrangement.
# The exhibits to this agreement have been omitted pursuant

to Item 601 (a)(5) of Regulation S-K. A copy of

any omitted exhibit will be furnished to the SEC upon
request.

SIGNATURES
Pursuant to

the requirements

of the

Securities Exchange

Act of

1934, the

Corporation has

duly caused

this report

to be

signed on

its
behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant
Date:

May 9, 2024
By:

/s/ Aurelio Alemán

Aurelio Alemán

President and Chief Executive Officer
Date: May 9, 2024
By:

/s/ Orlando Berges

Orlando Berges

Executive Vice President and Chief Financial Officer