Form 10-Q
period 2024-06-30
FIRST BANCORP /PR/
filed 2024-08-09
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
____________
FORM
10-Q
(Mark One)
[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2024
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
Common stock:
163,865,756

shares outstanding as of August 2, 2024.

FIRST BANCORP.
INDEX PAGE
PART

I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements:
Consolidated Statements of Financial

Condition (Unaudited) as of

June 30, 2024 and December
31, 2023

5
Consolidated Statements

of Income

(Unaudited) –

Quarters and

Six-Month Periods

ended June
30, 2024 and 2023
6
Consolidated

Statements

of

Comprehensive

Income

(Unaudited)

–

Quarters

and

Six-Month
Periods ended June 30, 2024 and 2023
7
Consolidated

Statements of

Cash Flows

(Unaudited)

– Quarters

and

Six-Month Periods

ended
June 30, 2024 and 2023

8
Consolidated

Statements of

Changes

in Stockholders’

Equity (Unaudited)

– Quarters

and Six-
Month Periods ended June 30, 2024 and 2023
9
Notes to Consolidated Financial Statements (Unaudited)

10
Item 2.
Management’s Discussion and Analysis

of Financial Condition and Results of Operations

76
Item 3.
Quantitative and Qualitative Disclosures About Market Risk

132
Item 4. Controls and Procedures
132
PART

II. OTHER INFORMATION
Item 1.
Legal Proceedings

133
Item 1A. Risk Factors
133
Item 2.
Item 5.
Unregistered Sales of Equity Securities and Use of Proceeds
Other Information
134
134
Item 6.
Exhibits

135
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

“Risk Factors,” in the Corporation’s

Annual
Report on Form 10-K for the fiscal year ended December 31, 2023 (the

“2023 Annual Report on Form 10-K”), Part II, Item 1A., “Risk
Factors,” in the Corporation’s Quarterly

Report on Form 10-Q for the quarter ended March 31, 2024, and the following:
●
the

effect

of

the

current

global

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

in general political

and economic

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

June 5,

2024

(the “2024

Fiscal Plan”)

by

the oversight

board

established

by the
Puerto Rico

Oversight, Management,

and Economic

Stability Act

(“PROMESA”),

or any

revisions to

it, on

our clients

and
loan portfolios, and any potential impact from future economic or political developments and tax regulations in Puerto Rico;

●
the

impact

of

changes

in

accounting

standards,

or

determinations

and

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

changes

or

changes

in

legislative,

tax,

or

regulatory

priorities,
potential

government

shutdowns, and

political impasses,

including

uncertainties regarding

the U.S.

debt ceiling

and federal
budget,

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
June 30, 2024 December 31, 2023
(In thousands, except for share information)
ASSETS
Cash and due from banks $
581,843
$
661,925
Money market investments:
Time deposits with other financial institutions
500
300
Other short-term investments
3,939
939
Total money market investments
4,439
1,239
Available-for-sale debt securities, at fair value (amortized cost of $
5,595,164

as of June 30, 2024 and
$
5,863,294

as of December 31, 2023; ACL of $
549

as of June 30, 2024 and $
511

as of December 31, 2023)
4,957,311
5,229,984
Held-to-maturity debt securities, at amortized cost, net of ACL of $
1,267

as of June 30, 2024 and $
2,197
as of December 31, 2023 (fair value of $
333,690

as of June 30, 2024 and $
346,132

as of December 31, 2023)
343,168
351,981
Equity securities
51,037
49,675
Total investment securities
5,351,516
5,631,640
Loans, net of ACL of $
254,532

as of June 30, 2024 and $
261,843

as of December 31, 2023
12,130,976
11,923,640
Mortgage loans held for sale, at lower of cost or market
10,392
7,368
Total loans, net
12,141,368
11,931,008
Accrued interest receivable on loans and investments
77,895
77,716
Premises and equipment, net
138,554
142,016
Other real estate owned (“OREO”)
21,682
32,669
Deferred tax asset, net
142,725
150,127
Goodwill
38,611
38,611
Other intangible assets
9,700
13,383
Other assets
373,041
229,215
Total assets $
18,881,374
$
18,909,549
LIABILITIES
Non-interest-bearing deposits $
5,406,054
$
5,404,121
Interest-bearing deposits
11,122,902
11,151,864
Total deposits
16,528,956
16,555,985
Long-term advances from the FHLB
500,000
500,000
Other long-term borrowings
161,700
161,700
Accounts payable and other liabilities
199,258
194,255
Total liabilities
17,389,914
17,411,940
Commitments and contingencies (See Note 21) (nil) (nil)
STOCKHOLDERS’ EQUITY
Common stock, $
0.10

par value,
2,000,000,000

shares authorized;
223,663,116

shares issued;
163,865,453
shares outstanding as of June 30, 2024 and
169,302,812

as of December 31, 2023
22,366
22,366
Additional paid-in capital
961,254
965,707
Retained earnings, includes legal surplus reserve of

$
199,576

as of each of June 30, 2024 and December 31, 2023
1,941,980
1,846,112
Treasury stock (at cost),
59,797,663

shares as of June 30, 2024 and
54,360,304

shares as of December 31, 2023
(790,465)
(697,406)
Accumulated other comprehensive loss, net of tax of

$
8,581

as of each of June 30, 2024 and December 31, 2023
(643,675)
(639,170)
Total stockholders’ equity
1,491,460
1,497,609
Total liabilities and stockholders’ equity $
18,881,374
$
18,909,549
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Quarter Ended June 30, Six-Month Period Ended June 30,
2024 2023 2024 2023
(In thousands, except per share information)
Interest and dividend income:

Loans
$
239,927
$
218,066
$
477,056
$
428,702

Investment securities
23,258
26,258
47,380
53,368

Money market investments and interest-bearing cash accounts
9,060
7,880
16,314
12,530

Total interest and dividend income
272,245
252,204
540,750
494,600
Interest expense:

Deposits
63,671
41,604
126,696
71,489

Short-term securities sold under agreements to repurchase
-
1,328
-
2,397

Advances from the FHLB:

Short-term
-
435
-
4,776

Long-term
5,610
5,613
11,220
8,448

Other long-term borrowings
3,336
3,409
6,686
6,790

Total interest expense
72,617
52,389
144,602
93,900

Net interest income
199,628
199,815
396,148
400,700
Provision for credit losses - expense (benefit):

Loans and finance leases
11,930
20,770
24,847
37,026

Unfunded loan commitments
(417)
721
(136)
616

Debt securities
92
739
(939)
90

Provision for credit losses - expense
11,605
22,230
23,772
37,732

Net interest income after provision for credit losses
188,023
177,585
372,376
362,968
Non-interest income:

Service charges and fees on deposit accounts
9,725
9,287
19,387
18,828

Mortgage banking activities
3,419
2,860
6,301
5,672

Gain on early extinguishment of debt
-
1,605
-
1,605

Insurance commission income
2,786
2,747
8,293
7,594

Card and processing income
11,523
11,135
22,835
22,053

Other non-interest income
4,585
8,637
9,205
13,037

Total non-interest income

32,038
36,271
66,021
68,789
Non-interest expenses:

Employees’ compensation and benefits
57,456
54,314
116,962
110,736

Occupancy and equipment
21,851
21,097
43,232
42,283

Business promotion
4,359
4,167
8,201
8,142

Professional service fees
12,431
11,596
25,107
23,569

Taxes, other than income taxes
5,408
5,124
10,537
10,236

FDIC deposit insurance
2,316
2,143
5,418
4,276

Net gain on OREO operations
(3,609)
(1,984)
(5,061)
(3,980)

Credit and debit card processing expenses
7,607
6,540
13,358
11,858

Communications
2,261
1,992
4,358
4,208

Other non-interest expenses
8,602
7,928
17,493
16,857

Total non-interest expenses
118,682
112,917
239,605
228,185
Income before income taxes
101,379
100,939
198,792
203,572
Income tax expense
25,541
30,284
49,496
62,219
Net income

$
75,838
$
70,655
$
149,296
$
141,353
Net income attributable to common stockholders

$
75,838
$
70,655
$
149,296
$
141,353
Net income per common share:

Basic
$
0.46
$
0.39
$
0.90
$
0.79

Diluted
$
0.46
$
0.39
$
0.90
$
0.78
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Quarter Ended June 30, Six-Month Period Ended June 30,
2024 2023 2024 2023
(In thousands)
Net income

$
75,838
$
70,655
$
149,296
$
141,353
Other comprehensive income (loss), net of tax:
Available-for-sale debt securities:
Net unrealized holding gains (losses) on debt securities

(1)
10,560
(54,837)
(4,505)
32,391
Other comprehensive income (loss) for the period
10,560
(54,837)
(4,505)
32,391

Total comprehensive income $
86,398
$
15,818
$
144,791
$
173,744
(1)
Net unrealized holding gains (losses) on available-for-sale debt securities have no tax effect because securities are either tax-exempt, held by an International Banking Entity (“IBE”), or have a full deferred tax asset valuation allowance.
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six-Month Period Ended June 30,
2024 2023
(In thousands)
Cash flows from operating activities:
Net income

$
149,296
$
141,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
9,313
10,071
Amortization of intangible assets
3,683
4,026
Provision for credit losses
23,772
37,732
Deferred income tax expense
7,402
2,419
Stock-based compensation
4,847
3,997
Gain on early extinguishment of debt
-
(1,605)
Unrealized gain on derivative instruments
(353)
(291)
Net gain on disposals or sales, and impairments of premises

and equipment and other assets
(69)
(235)
Net gain on sales of loans and loans held-for-sale valuation adjustments

(1,599)
(989)
Net amortization of discounts, premiums, and deferred loan fees and costs
323
686
Originations and purchases of loans held for sale
(76,592)
(88,696)
Sales and repayments of loans held for sale
74,222
85,398
Amortization of broker placement fees
299
128
Net amortization of premiums and discounts on investment securities
2,181
2,117
(Increase) decrease in accrued interest receivable
(142)
1,849
Increase in accrued interest payable
9,351
9,369
Increase in other assets
(2,889)
(5,566)
Decrease in other liabilities
(13,656)
(35,307)

Net cash provided by operating activities
189,389
166,456
Cash flows from investing activities:
Net disbursements on loans held for investment
(307,677)
(226,714)
Proceeds from sales of loans held for investment
10,162
3,183
Proceeds from sales of repossessed assets
37,499
26,360
Purchases of available-for-sale debt securities
(28,037)
(961)
Proceeds from principal repayments and maturities of available-for-sale debt securities
293,931
217,745
Proceeds from principal repayments of held-to-maturity debt securities
10,726
13,832
Additions to premises and equipment
(5,857)
(16,211)
Proceeds from sales of premises and equipment and other assets
1,317
578
Net (purchases) redemptions of other investment securities
(1,388)
7,219
Proceeds from the settlement of insurance claims - investing activities
670
-

Net cash provided by investing activities
11,346
25,031
Cash flows from financing activities:
Net (decrease) increase in deposits
(122,546)
675,911
Net repayments of short-term borrowings
-
(476,199)
Repayments of long-term borrowings
-
(19,795)
Proceeds from long-term borrowings
-
300,000
Repurchase of outstanding common stock
(101,599)
(53,217)
Dividends paid on common stock
(53,472)
(51,158)

Net cash (used in) provided by financing activities
(277,617)
375,542
Net (decrease) increase in cash and cash equivalents
(76,882)
567,029
Cash and cash equivalents at beginning of year
663,164
480,505
Cash and cash equivalents at end of period $
586,282
$
1,047,534
Cash and cash equivalents include:
Cash and due from banks $
581,843
$
1,046,534
Money market investments
4,439
1,000
$
586,282
$
1,047,534
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY
(Unaudited)
Quarter Ended June 30, Six-Month Period Ended June 30,
2024 2023 2024 2023
(In thousands, except per share information)
Common Stock $
22,366
$
22,366
$
22,366
$
22,366
Additional Paid-In Capital:

Balance at beginning of period
959,319
959,912
965,707
970,722

Stock-based compensation expense
1,922
1,922
4,847
3,997

Common stock reissued under stock-based compensation plan
(11)
-
(9,347)
(13,139)

Restricted stock forfeited
24
395
47
649

Balance at end of period
961,254
962,229
961,254
962,229
Retained Earnings:

Balance at beginning of period
1,892,714
1,688,176
1,846,112
1,644,209

Impact of adoption of Accounting Standards Update (“ASU”) 2022-02

-
-
-
(1,357)

Net income

75,838
70,655
149,296
141,353

Dividends on common stock ($
0.16

per share and $
0.14

per share for the quarters ended

June 30, 2024 and 2023, respectively; $
0.32

per share and $
0.28

per share for the

six-month periods ended June 30, 2024 and 2023, respectively)
(26,572)
(25,334)
(53,428)
(50,708)

Balance at end of period
1,941,980
1,733,497
1,941,980
1,733,497
Treasury Stock (at cost):

Balance at beginning of period
(740,447)
(547,311)
(697,406)
(506,979)

Common stock repurchases (See Note 13)
(50,005)
-
(102,359)
(53,217)

Common stock reissued under stock-based compensation plan
11
-
9,347
13,139

Restricted stock forfeited
(24)
(395)
(47)
(649)

Balance at end of period
(790,465)
(547,706)
(790,465)
(547,706)
Accumulated Other Comprehensive Loss, net

of tax:

Balance at beginning of period
(654,235)
(717,550)
(639,170)
(804,778)

Other comprehensive income (loss), net of tax
10,560
(54,837)
(4,505)
32,391

Balance at end of period
(643,675)
(772,387)
(643,675)
(772,387)

Total stockholders’ equity
$
1,491,460
$
1,397,999
$
1,491,460
$
1,397,999
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
INDEX TO NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
PAGE
Note 1 –
Basis of Presentation and Significant Accounting Policies

11
Note 2 – Debt Securities
12
Note 3 – Loans Held for Investment
22
Note 4 – Allowance for Credit Losses for Loans and Finance Leases
42
Note 5 – Other Real Estate Owned (“OREO”)
45
Note 6 – Goodwill and Other Intangibles
46
Note 7 – Non-Consolidated Variable Interest Entities (“VIEs”) and Servicing Assets
47
Note 8 – Deposits
51
Note 9 – Advances from the Federal Home Loan Bank (“FHLB”)
52
Note 10 – Other Long-Term Borrowings
52
Note 11 – Earnings per Common Share
53
Note 12 – Stock-Based Compensation
54
Note 13 – Stockholders’ Equity
57
Note 14 – Accumulated Other Comprehensive Loss
59
Note 15 – Employee Benefit Plans
59
Note 16 – Income Taxes
60
Note 17 – Fair Value
61
Note 18 – Revenue from Contracts with Customers
66
Note 19 – Segment Information
68
Note 20 – Supplemental Statement of Cash Flows Information
70
Note 21 – Regulatory Matters, Commitments, and Contingencies
71
Note 22 – First BanCorp. (Holding Company Only) Financial Information
74

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

30, 2024

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
12
NOTE 2 – DEBT SECURITIES
Available-for-Sale

Debt Securities
The amortized

cost, gross

unrealized gains

and losses,

ACL, estimated

fair value,

and weighted-average

yield of

available-for-sale
debt securities by contractual maturities as of June 30, 2024 and December

31, 2023 were as follows:

June 30, 2024
Amortized cost
(1)
Gross Unrealized
ACL Fair Value
(2)
Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:

Due within one year
$
100,370
$
-
$
2,156
$
-
$
98,214
0.70

After 1 to 5 years
19,901
-
1,042
-
18,859
0.65
U.S. government-sponsored entities' (“GSEs”) obligations:

Due within one year
782,777
-
16,859
-
765,918
0.91

After 1 to 5 years
1,564,870
51
111,755
-
1,453,166
0.82

After 5 to 10 years
8,850
-
750
-
8,100
2.64

After 10 years
8,228
15
-
-
8,243
5.69
Puerto Rico government obligation:

After 10 years
(3)
3,084
-
1,166
386
1,532
-
United States and Puerto Rico government obligations
2,488,080
66
133,728
386
2,354,032
0.86
Mortgage-backed securities (“MBS”):

Residential MBS:

Freddie Mac (“FHLMC”) certificates:

Due within one year
4
-
-
-
4
4.31

After 1 to 5 years
16,204
-
754
-
15,450
2.06

After 5 to 10 years
138,723
-
12,739
-
125,984
1.55

After 10 years
948,539
6
172,740
-
775,805
1.41

1,103,470
6
186,233
-
917,243
1.44

Ginnie Mae (“GNMA”) certificates:

Due within one year
841
-
8
-
833
3.29

After 1 to 5 years
11,837
-
648
-
11,189
0.93

After 5 to 10 years
31,168
2
2,783
-
28,387
1.77

After 10 years
191,483
101
25,966
-
165,618
2.65
235,329
103
29,405
-
206,027
2.45

Fannie Mae (“FNMA”) certificates:

After 1 to 5 years
26,921
-
1,236
-
25,685
2.11

After 5 to 10 years
272,851
-
23,789
-
249,062
1.74

After 10 years
988,450
2
165,091
-
823,361
1.36

1,288,222
2
190,116
-
1,098,108
1.45

Collateralized mortgage obligations (“CMOs”) issued

or guaranteed by the FHLMC, FNMA, and GNMA:

After 10 years
259,830
-
54,810
-
205,020
1.52

Private label:

After 5 to 10 years
1,322
-
317
5
1,000
8.93

After 10 years
5,359
-
1,634
158
3,567
7.34
6,681
-
1,951
163
4,567
7.65
Total Residential MBS
2,893,532
111
462,515
163
2,430,965
1.55

Commercial MBS:

After 1 to 5 years
44,240
9
7,121
-
37,128
2.18

After 5 to 10 years
22,121
-
2,795
-
19,326
2.16

After 10 years
146,191
-
31,331
-
114,860
1.98
Total Commercial MBS
212,552
9
41,247
-
171,314
2.04
Total MBS
3,106,084
120
503,762
163
2,602,279
1.58
Other:

Due within one year
500
-
-
-
500
2.35

After 1 to 5 years
500
-
-
-
500
2.35
1,000
-
-
-
1,000
2.35
Total available-for-sale debt securities $
5,595,164
$
186
$
637,490
$
549
$
4,957,311
1.26
(1) Excludes accrued interest receivable on available-for-sale debt securities that totaled $
10.0

million as of June 30, 2024 reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
465.5

million (amortized cost - $
538.5

million) that was pledged at the FHLB as collateral for borrowings and letters of credit as well as $
2.7

billion (amortized cost - $
3.1

billion) pledged as collateral for the
uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.
(3) Consists of a residential pass-through MBS issued by the Puerto Rico Housing Finance Authority (the “PRHFA”) that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010 and is in nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
13

December 31, 2023
Amortized cost
(1)
Gross Unrealized
ACL Fair value
(2)
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
14
During

the

second

quarter

of

2024,

the

Corporation

purchased

approximately

$
28.0

million

of

Community

Reinvestment

Act
qualified investments, which were classified as available-for-sale debt securities.

Maturities

of

available-for-sale

debt

securities

are

based

on

the

period

of

final

contractual

maturity.

Expected

maturities

might
differ

from

contractual

maturities

because

they

may

be

subject

to

prepayments

and/or

call

options.

The

weighted-average

yield

on
available-for-sale

debt

securities

is

based

on

amortized

cost

and,

therefore,

does

not

give

effect

to

changes

in

fair

value.

The

net
unrealized loss

on available-for-sale

debt securities

is presented

as part

of accumulated

other comprehensive

loss in

the consolidated
statements of financial condition.

The

following

tables

present

the

fair

value

and

gross

unrealized

losses

of

the

Corporation’s

available-for-sale

debt

securities,
aggregated by

investment category

and length of

time that individual

securities have

been in a

continuous unrealized

loss position, as
of June 30, 2024 and December 31, 2023. The tables also include debt securities for which an ACL was recorded.

As of June 30, 2024
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

U.S. Treasury and U.S. GSEs’

obligations
$
875
$
-
$
2,338,381
$
132,562
$
2,339,256
$
132,562

Puerto Rico government obligation
-
-
1,532
1,166
(1)
1,532
1,166

MBS:

Residential MBS:

FHLMC
1,191
15
915,156
186,218
916,347
186,233

GNMA
11,188
123
188,231
29,282
199,419
29,405

FNMA
8,135
99
1,088,394
190,017
1,096,529
190,116

CMOs issued or guaranteed by the FHLMC,

FNMA, and GNMA
-
-
202,963
54,810
202,963
54,810

Private label
-
-
4,567
1,951
(1)
4,567
1,951

Commercial MBS
28,715
428
136,652
40,819
165,367
41,247
$
50,104
$
665
$
4,875,876
$
636,825
$
4,925,980
$
637,490
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of June 30, 2024, the PRHFA

bond and private label MBS had an ACL of $
0.4

million and
$
0.2

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

Private label MBS

held as part

of the Corporation’s

available for sale

portfolio consist of

trust certificates issued

by an unaffiliated
party

backed

by

fixed-rate,

single-family

residential

mortgage

loans

in

the

U.S.

mainland

with

original

FICO

scores

over

700

and
moderate

loan-to-value

ratios (under
80
%), as

well

as moderate

delinquency

levels.

The interest

rate

on

these

private label

MBS is
variable, tied

to 3-month

CME Term

Secured Overnight

Financing Rate

(“SOFR”) plus

a tenor

spread adjustment

of
0.26161
% and
the

original

spread

limited

to

the

weighted-average

coupon

of

the

underlying

collateral.

The

Corporation

determined

the

ACL

for
private

label

MBS

based

on

a

risk-adjusted

discounted

cash

flow

methodology

that

considers

the

structure

and

terms

of

the
instruments.

The

Corporation

utilized

probability

of default

(“PDs”)

and

loss-given

default

(“LGDs”)

that

considered,

among

other
things, historical

payment performance,

loan-to-value attributes,

and relevant

current and

forward-looking

macroeconomic variables,
such as

regional unemployment

rates and

the housing

price index.

Under this

approach, expected

cash flows

(interest and

principal)
were discounted

at the U.S.

Treasury yield

curve as of

the reporting

date. See

Note 17 –

“Fair Value

”

for the significant

assumptions
used in the valuation of the private label MBS as of June 30, 2024 and December

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
16
The following

tables present

a roll-forward

of the ACL

on available-for-sale

debt securities by

major security

type for

the quarters
and six-month periods ended June 30, 2024 and 2023:

Quarter Ended June 30,
2024 2023
Private label
MBS
Puerto Rico

Government
Obligation Total
Private label
MBS
Puerto Rico

Government
Obligation Total
(In thousands)
Beginning balance $
116
$
326
$
442
$
83
$
366
$
449
Provision for credit losses – expense (benefit)
-
60
60
-
(16)
(16)
Net recoveries
47
-
47
-
-
-

ACL on available-for-sale debt securities
$
163
$
386
$
549
$
83
$
350
$
433

Six-Month Period Ended June 30,
2024 2023
Private label
MBS
Puerto Rico

Government
Obligations Total
Private label
MBS
Puerto Rico

Government
Obligations Total
(In thousands)
Beginning balance $
116
$
395
$
511
$
83
$
375
$
458
Provision for credit losses - benefit
-
(9)
(9)
-
(25)
(25)
Net recoveries
47
-
47
-
-
-

ACL on available-for-sale debt securities
$
163
$
386
$
549
$
83
$
350
$
433

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
17
Held-to-Maturity Debt Securities
The

amortized

cost,

gross

unrecognized

gains

and

losses,

estimated

fair

value,

ACL,

weighted-average

yield

and

contractual
maturities of held-to-maturity debt securities as of June 30, 2024 and December 31, 2023 were as follows:

June 30, 2024
Amortized cost
(1) (2)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Puerto Rico municipal bonds:
Due within one year
$
3,178
$
-
$
18
$
3,160
$
37
9.30
After 1 to 5 years
51,424
972
620
51,776
468
7.72
After 5 to 10 years
36,253
3,393
201
39,445
451
7.03
After 10 years
16,595
350
-
16,945
311
8.78
Total Puerto Rico municipal bonds
107,450
4,715
839
111,326
1,267
7.70
MBS:

Residential MBS:
FHLMC certificates:
After 5 to 10 years
14,243
-
578
13,665
-
3.03
After 10 years
17,879
-
1,146
16,733
-
4.35
32,122
-
1,724
30,398
-
3.76
GNMA certificates:
After 10 years
15,047
-
951
14,096
-
3.30
FNMA certificates:
After 10 years
64,591
-
3,927
60,664
-
4.19
CMOs issued or guaranteed by

FHLMC, FNMA, and GNMA:
After 10 years
26,855
-
1,640
25,215
-
3.49
Total Residential MBS
138,615
-
8,242
130,373
-
3.86

Commercial MBS:
After 1 to 5 years
9,352
-
301
9,051
-
3.48
After 10 years
89,018
-
6,078
82,940
-
3.15
Total Commercial MBS
98,370
-
6,379
91,991
-
3.18
Total MBS
236,985
-
14,621
222,364
-
3.58
Total held-to-maturity debt securities $
344,435
$
4,715
$
15,460
$
333,690
$
1,267
4.86
(1) Excludes accrued interest receivable on held-to-maturity debt securities that totaled $
4.8

million as of June 30, 2024 reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
189.7

million (fair value - $
184.4

million) that serves as collateral for the uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
19
The

following

tables

present

the

Corporation’s

held-to-maturity

debt

securities’

fair

value

and

gross

unrecognized

losses,
aggregated by

category and

length of

time that

individual securities

had been

in a

continuous unrecognized

loss position,

as of

June
30, 2024 and December 31, 2023, including debt securities for which an ACL was recorded:

As of June 30, 2024
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

Puerto Rico municipal bonds
$
-
$
-
$
26,147
$
839
$
26,147
$
839

MBS:

Residential MBS:

FHLMC certificates
-
-
30,398
1,724
30,398
1,724

GNMA certificates
-
-
14,096
951
14,096
951

FNMA certificates
-
-
60,664
3,927
60,664
3,927

CMOs issued or guaranteed by FHLMC,

FNMA, and GNMA
-
-
25,215
1,640
25,215
1,640

Commercial MBS
-
-
91,991
6,379
91,991
6,379
Total held-to-maturity debt securities $
-
$
-
$
248,511
$
15,460
$
248,511
$
15,460
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
6,080
94,590
6,080
Total held-to-maturity debt securities $
-
$
-
$
269,921
$
12,857
$
269,921
$
12,857

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
20
The

Corporation

classifies

the

held-to-maturity

debt

securities

portfolio

into

the

following

major

security

types:

MBS

issued

or
guaranteed by

GSEs and

underlying collateral

and Puerto

Rico municipal

bonds. The

Corporation does

not recognize

an ACL

for MBS
issued or guaranteed by GSEs since they are highly rated by major rating agencies and have a long history of no credit losses. In the case of
Puerto Rico municipal

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

30, 2024.

The ACL

of Puerto

Rico municipal

bonds decreased

to $
1.3

million as

of June

30,
2024, from $
2.2

million as of December 31, 2023, mostly related to updated financial information of a bond issuer received during the first
quarter

of 2024.

The following tables present

the activity in the

ACL for held-to-maturity

debt securities by major

security type for the

quarters and
six-month periods ended June 30, 2024 and 2023:

Puerto Rico Municipal Bonds
Quarter Ended June 30,
2024 2023
(In thousands)
Beginning balance $
1,235
$
7,646
Provision for credit losses – expense
32
755
ACL on held-to-maturity debt securities
$
1,267
$
8,401

Puerto Rico Municipal Bonds
Six-Month Period Ended June 30,
2024 2023
(In thousands)
Beginning Balance $
2,197
$
8,286
Provision for credit losses - (benefit) expense
(930)
115
ACL on held-to-maturity debt securities
$
1,267
$
8,401

During the

second quarter

of 2019,

the oversight

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
21

Credit Quality Indicators:
The held-to-maturity debt securities

portfolio consisted of GSEs’

MBS and financing arrangements

with Puerto Rico municipalities
issued in

bond form.

As previously

mentioned, the

Corporation expects

no credit

losses on

GSEs’ MBS.

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
As of June 30, 2024 and December 31, 2023, all Puerto Rico municipal bonds classified as held-to-maturity were classified as Pass.

No

held-to-maturity debt

securities were

on nonaccrual

status, 90

days past

due and

still accruing,

or past

due as

of June

30, 2024
and

December

31,

2023.

A

security

is

considered

to

be

past

due

once

it

is

30

days

contractually

past

due

under

the

terms

of

the
agreement.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
22
NOTE 3 – LOANS HELD FOR INVESTMENT

The

following table

provides information

about

the

loan

portfolio held

for

investment by

portfolio segment

and

disaggregated by
geographic locations

as of the indicated

dates:

As of June 30, As of December 31,
2024 2023
(In thousands)
Puerto Rico and Virgin Islands region:
Residential mortgage loans, mainly secured by first mortgages $
2,324,302
$
2,356,006
Construction loans
163,774
115,401
Commercial mortgage loans

1,760,760
1,790,637
Commercial and Industrial (“C&I”) loans
2,311,945
2,249,408
Consumer loans
3,703,929
3,651,770
Loans held for investment $
10,264,710
$
10,163,222
Florida region:
Residential mortgage loans, mainly secured by first mortgages $
485,364
$
465,720
Construction loans
22,183
99,376
Commercial mortgage loans

662,549
526,446
C&I loans
942,632
924,824
Consumer loans
8,070
5,895
Loans held for investment $
2,120,798
$
2,022,261
Total:
Residential mortgage loans, mainly secured by first mortgages $
2,809,666
$
2,821,726
Construction loans
185,957
214,777
Commercial mortgage loans

2,423,309
2,317,083
C&I loans
(1)
3,254,577
3,174,232
Consumer loans
3,711,999
3,657,665
Loans held for investment
(2)
12,385,508
12,185,483
ACL on loans and finance leases
(254,532)
(261,843)

Loans held for investment, net $
12,130,976
$
11,923,640
(1) As of June 30, 2024 and December 31, 2023, includes $
785.5

million and $
787.5

million, respectively, of commercial loans that were secured by real estate and for which the primary source of repayment at origination was

not dependent upon such real estate.
(2) Includes accretable fair value net purchase discounts of $
22.9

million and $
24.7

million as of June 30, 2024 and December 31, 2023, respectively.
Various

loans

were

assigned

as

collateral

for

borrowings,

government

deposits,

time

deposits

accounts,

and

related

unused
commitments.

The

carrying

value

of

loans

pledged

as

collateral

amounted

to

$
5.4

billion

and

$
4.6

billion

as

of

June

30,

2024

and
December

31, 2023,

respectively.

As of

June 30,

2024 and

December

31, 2023,

loans pledged

as collateral

include $
1.9

billion

and
$
1.8

billion,

respectively,

that

were

pledged

at

the

FHLB

as

collateral

for

borrowings

and

letters

of

credit;

$
3.2

billion

pledged

as
collateral to secure

borrowing capacity

at the FED

Discount Window,

compared to

$
2.5

billion as of

December 31,

2023; and $
165.4
million pledged

to secure

as collateral

for the uninsured

portion of

government deposits,

compared to

$
166.9

million as of

December
31, 2023
.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
23
The Corporation’s

aging of

the loan

portfolio held

for investment,

as well

as information

about nonaccrual

loans with

no ACL,

by
portfolio classes as of June 30, 2024 and December 31, 2023 are as follows:

As of June 30,2024 Days Past Due and Accruing
Current 30-59 60-89
90+
(1) (2) (3)
Nonaccrual
(4)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(5)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed

loans
(1) (3) (6)
$
70,479
$
-
$
2,753
$
22,911
$
-
$
96,143
$
-

Conventional residential mortgage loans
(2) (6)
2,644,019
-
29,506
8,602
31,396
2,713,523
1,453
Commercial loans:

Construction loans
181,215
-
-
-
4,742
185,957
971

Commercial mortgage loans
(2) (6)
2,409,272
1,047
65
1,189
11,736
2,423,309
6,795

C&I loans

3,217,351
1,157
1,112
7,296
27,661
3,254,577
1,580
Consumer loans:

Auto loans
1,895,003
60,591
11,760
-
14,669
1,982,023
368

Finance leases
861,235
14,271
2,229
-
2,577
880,312
137

Personal loans
367,140
6,183
2,643
-
1,999
377,965
-

Credit cards
304,688
5,275
3,181
7,175
-
320,319
-

Other consumer loans
144,352
3,840
1,795
-
1,393
151,380
-

Total loans held for investment
$
12,094,754
$
92,364
$
55,044
$
47,173
$
96,173
$
12,385,508
$
11,304

(1)
It is the Corporation’s policy to report delinquent Federal Housing Authority (“FHA”)/U.S. Department of Veterans

Affairs (“VA”) government-guaranteed residential mortgage loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans. The Corporation continues accruing interest on these loans until they have passed the 15-month delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $
11.0

million of residential mortgage loans guaranteed by the FHA that were over 15 months delinquent as of June 30,2024.
(2) Includes purchased credit deteriorated (“PCD”) loans previously accounted for under ASC Subtopic 310-30 for which the Corporation made the accounting policy election of maintaining pools of loans as “units of account” both at the time of adoption of the current expected credit loss (“CECL”) methodology on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The portion of such loans contractually past due 90 days or more, amounting to $
7.4

million as of June 30, 2024 ($
6.5

million conventional residential mortgage loans and $
0.9

million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.
(3) Include rebooked loans, which were previously pooled into GNMA securities, amounting to $
6.8

million as of June 30,2024. Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s

specified delinquency criteria. For accounting purposes, these loans subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.
(4) Nonaccrual loans in the Florida region amounted to $
8.1

million as of June 30,2024, primarily residential mortgage loans.
(5) There were
no

nonaccrual loans with no ACL in the Florida region as of June 30,2024.
(6)
According to the Corporation’s delinquency policy and consistent with the instructions for the preparation of the Consolidated Financial Statements for Bank Holding Companies (FR Y-9C)

required by the Federal
Reserve Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more monthly payments. FHA/VA government-guaranteed loans,
conventional residential mortgage loans, and commercial mortgage loans past due 30-59 days, but less than two payments in arrears, as of June 30, 2024 amounted to $
7.8

million, $
67.7

million, and $
1.2

million,
respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
24

As of December 31, 2023 Days Past Due and Accruing
Current 30-59 60-89
90+
(1)(2)(3)
Nonaccrual
(4)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(5)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed

loans
(1) (3) (6)
$
68,332
$
-
$
2,592
$
29,312
$
-
$
100,236
$
-

Conventional residential mortgage loans
(2) (6)
2,644,344
-
33,878
11,029
32,239
2,721,490
1,742
Commercial loans:

Construction loans
210,911
-
-
2,297
1,569
214,777
972

Commercial mortgage loans
(2) (6)
2,303,753
17
-
1,108
12,205
2,317,083
2,536

C&I loans

3,148,254
1,130
1,143
8,455
15,250
3,174,232
1,687
Consumer loans:

Auto loans
1,846,652
60,283
13,753
-
15,568
1,936,256
4

Finance leases
837,881
13,786
1,861
-
3,287
856,815
12

Personal loans
370,746
5,873
2,815
-
1,841
381,275
-

Credit cards
313,360
5,012
3,589
7,251
-
329,212
-

Other consumer loans
147,278
3,084
1,997
-
1,748
154,107
-

Total loans held for investment
$
11,891,511
$
89,185
$
61,628
$
59,452
$
83,707
$
12,185,483
$
6,953

(1)
It is the Corporation’s policy to report delinquent FHA/VA

government-guaranteed residential mortgage loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans. The Corporation continues accruing interest on these loans until they have passed the 15-month delinquency mark, taking into consideration the FHA interest curtailment process. These balances include $
15.4

million of residential mortgage loans
guaranteed by the FHA that were over 15 months delinquent as of December 31, 2023.
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
8.3

million as of December 31, 2023 ($
7.4

million conventional
residential mortgage loans, and $
0.9

million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.
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
8.2

million, $
69.9

million, and $
1.1

million,
respectively.
When

a

loan

is placed

in

nonaccrual

status,

any

accrued

but uncollected

interest

income

is reversed

and

charged

against interest
income

and the

amortization of

any net

deferred fees

is suspended.

The amount

of accrued

interest reversed

against interest

income
totaled $
0.7

million and

$
1.5

million for

the quarter

and six-month

period ended

June 30,

2024, respectively,

compared $
0.5

million
and

$
1.1

million

for

the

same

periods

in

2023,

respectively.

For

the

quarter

and

six-month

period

ended

June

30,

2024,

the

cash
interest income recognized on nonaccrual

loans amounted to $
0.3

million and $
0.9

million, respectively,

compared to $
0.5

million and
$
1.0

million for the same periods in 2023, respectively.
As of

June

30,

2024,

the recorded

investment

on

residential

mortgage

loans collateralized

by

residential

real

estate property

that
were in

the process

of foreclosure

amounted to

$
35.1

million, including

$
12.8

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
25
Based on

the most

recent analysis

performed, the

amortized cost

of commercial

and construction

loans by portfolio

classes and

by
origination

year based

on the

internal credit

-risk category

as of

June 30,

2024, the

gross charge

-offs for

the six-month

period ended
June 30,

2024 by

portfolio classes

and by

origination year,

and the

amortized cost

of commercial

and construction

loans by

portfolio
classes based on the internal credit-risk category as of December 31,

2023, were as follows:

As of June 30,2024
Puerto Rico and Virgin Islands Regions
Term Loans
As of
December 31,
2023
Amortized Cost Basis by Origination Year
(1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
12,154
$
88,978
$
41,129
$
9,748
$
-
$
3,655
$
-
$
155,664
$
113,170

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
2,881
3,300
-
-
1,929
-
8,110
2,231

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
12,154
$
91,859
$
44,429
$
9,748
$
-
$
5,584
$
-
$
163,774
$
115,401

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
99,566
$
172,589
$
375,881
$
140,689
$
313,516
$
473,812
$
5,640
$
1,581,693
$
1,618,404

Criticized:

Special Mention
-
3,758
4,284
-
30,168
110,922
-
149,132
146,626

Substandard
-
-
118
-
-
29,817
-
29,935
25,607

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
99,566
$
176,347
$
380,283
$
140,689
$
343,684
$
614,551
$
5,640
$
1,760,760
$
1,790,637

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
87,957
$
417,655
$
288,105
$
141,237
$
150,596
$
336,955
$
804,023
$
2,226,528
$
2,173,939

Criticized:

Special Mention
-
2,466
-
538
-
643
33,981
37,628
40,376

Substandard
196
1
-
13,984
562
28,662
4,384
47,789
35,093

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
88,153
$
420,122
$
288,105
$
155,759
$
151,158
$
366,260
$
842,388
$
2,311,945
$
2,249,408

Charge-offs on C&I loans
$
-
$
-
$
304
$
-
$
-
$
-
$
180
$
484
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
26

As of June 30,2024
Term Loans
As of
December 31,
2023 Florida Region Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized Cost
Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
813
$
2,978
$
-
$
766
$
-
$
-
$
17,626
$
22,183
$
99,376

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
-
-
-
-

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
813
$
2,978
$
-
$
766
$
-
$
-
$
17,626
$
22,183
$
99,376

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
47,220
$
28,888
$
227,461
$
105,696
$
39,272
$
178,650
$
22,070
$
649,257
$
525,453

Criticized:

Special Mention
-
-
12,299
-
-
-
-
12,299
-

Substandard
-
-
-
-
993
-
-
993
993

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
47,220
$
28,888
$
239,760
$
105,696
$
40,265
$
178,650
$
22,070
$
662,549
$
526,446

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
124,032
$
147,761
$
226,861
$
159,672
$
39,165
$
79,980
$
153,687
$
931,158
$
879,195

Criticized:

Special Mention
-
-
-
-
-
11,474
-
11,474
42,046

Substandard
-
-
-
-
-
-
-
-
3,583

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
124,032
$
147,761
$
226,861
$
159,672
$
39,165
$
91,454
$
153,687
$
942,632
$
924,824

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
48
$
259
$
307
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
27

As of June 30,2024
Term Loans
As of
December 31,
2023 Total
Amortized Cost Basis by Origination Year

(1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
12,967
$
91,956
$
41,129
$
10,514
$
-
$
3,655
$
17,626
$
177,847
$
212,546

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
2,881
3,300
-
-
1,929
-
8,110
2,231

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
12,967
$
94,837
$
44,429
$
10,514
$
-
$
5,584
$
17,626
$
185,957
$
214,777

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
146,786
$
201,477
$
603,342
$
246,385
$
352,788
$
652,462
$
27,710
$
2,230,950
$
2,143,857

Criticized:

Special Mention
-
3,758
16,583
-
30,168
110,922
-
161,431
146,626

Substandard
-
-
118
-
993
29,817
-
30,928
26,600

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
146,786
$
205,235
$
620,043
$
246,385
$
383,949
$
793,201
$
27,710
$
2,423,309
$
2,317,083

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
211,989
$
565,416
$
514,966
$
300,909
$
189,761
$
416,935
$
957,710
$
3,157,686
$
3,053,134

Criticized:

Special Mention
-
2,466
-
538
-
12,117
33,981
49,102
82,422

Substandard
196
1
-
13,984
562
28,662
4,384
47,789
38,676

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
212,185
$
567,883
$
514,966
$
315,431
$
190,323
$
457,714
$
996,075
$
3,254,577
$
3,174,232

Charge-offs on C&I loans
$
-
$
-
$
304
$
-
$
-
$
48
$
439
$
791
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
28
The following

tables present the

amortized cost of

residential mortgage

loans by portfolio

classes and by

origination year

based on
accrual

status as

of June

30,

2024,

the gross

charge-offs

for the

six-month

period ended

June 30,

2024 by

origination year,

and

the
amortized cost of residential mortgage loans by portfolio classes based on accrual status as of December 31, 2023:

As of June 30,2024
As of
December 31,
2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Regions:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
472
$
892
$
1,165
$
515
$
92,407
$
-
$
95,451
$
99,293
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
472
$
892
$
1,165
$
515
$
92,407
$
-
$
95,451
$
99,293
Conventional residential mortgage loans
Accrual Status:
Performing $
79,507
$
169,119
$
158,182
$
65,952
$
28,397
$
1,704,353
$
-
$
2,205,510
$
2,231,701
Non-Performing
-
-
68
-
-
23,273
-
23,341
25,012
Total conventional residential mortgage loans $
79,507
$
169,119
$
158,250
$
65,952
$
28,397
$
1,727,626
$
-
$
2,228,851
$
2,256,713
Total
Accrual Status:
Performing $
79,507
$
169,591
$
159,074
$
67,117
$
28,912
$
1,796,760
$
-
$
2,300,961
$
2,330,994
Non-Performing
-
-
68
-
-
23,273
-
23,341
25,012
Total residential mortgage loans

$
79,507
$
169,591
$
159,142
$
67,117
$
28,912
$
1,820,033
$
-
$
2,324,302
$
2,356,006
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
9
$
998
$
-
$
1,007
(1) Excludes accrued interest receivable.

As of June 30,2024
As of
December 31,
2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
692
$
-
$
692
$
943
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
692
$
-
$
692
$
943
Conventional residential mortgage loans
Accrual Status:
Performing $
45,841
$
88,172
$
75,703
$
43,001
$
28,195
$
195,705
$
-
$
476,617
$
457,550
Non-Performing
-
-
248
-
-
7,807
-
8,055
7,227
Total conventional residential mortgage loans $
45,841
$
88,172
$
75,951
$
43,001
$
28,195
$
203,512
$
-
$
484,672
$
464,777
Total
Accrual Status:
Performing $
45,841
$
88,172
$
75,703
$
43,001
$
28,195
$
196,397
$
-
$
477,309
$
458,493
Non-Performing
-
-
248
-
-
7,807
-
8,055
7,227
Total residential mortgage loans $
45,841
$
88,172
$
75,951
$
43,001
$
28,195
$
204,204
$
-
$
485,364
$
465,720
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
29

As of June 30,2024
As of
December 31,
2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
472
$
892
$
1,165
$
515
$
93,099
$
-
$
96,143
$
100,236
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
472
$
892
$
1,165
$
515
$
93,099
$
-
$
96,143
$
100,236
Conventional residential mortgage loans
Accrual Status:
Performing $
125,348
$
257,291
$
233,885
$
108,953
$
56,592
$
1,900,058
$
-
$
2,682,127
$
2,689,251
Non-Performing
-
-
316
-
-
31,080
-
31,396
32,239
Total conventional residential mortgage loans $
125,348
$
257,291
$
234,201
$
108,953
$
56,592
$
1,931,138
$
-
$
2,713,523
$
2,721,490
Total
Accrual Status:
Performing $
125,348
$
257,763
$
234,777
$
110,118
$
57,107
$
1,993,157
$
-
$
2,778,270
$
2,789,487
Non-Performing
-
-
316
-
-
31,080
-
31,396
32,239
Total residential mortgage loans $
125,348
$
257,763
$
235,093
$
110,118
$
57,107
$
2,024,237
$
-
$
2,809,666
$
2,821,726
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
9
$
998
$
-
$
1,007
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
30
The

following

tables present

the

amortized

cost

of

consumer

loans

by

portfolio

classes

and

by origination

year

based on

accrual
status as of

June 30, 2024,

the gross charge

-offs for

the six-month period

ended June 30,

2024 by portfolio

classes and by

origination
year, and the amortized cost of consumer loans

by portfolio classes based on accrual status as of December 31,2023:

As of June 30, 2024
As of
December 31,
2023
Term Loans
Amortized Cost Basis by Origination Year
(1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Regions:
Auto loans
Accrual Status:
Performing $
324,653
$
568,467
$
465,596
$
326,080
$
145,856
$
136,207
$
-
$
1,966,859
$
1,919,583
Non-Performing
272
3,506
3,353
2,835
1,280
3,419
-
14,665
15,556
Total auto loans $
324,925
$
571,973
$
468,949
$
328,915
$
147,136
$
139,626
$
-
$
1,981,524
$
1,935,139
Charge-offs on auto loans $
105
$
4,897
$
5,248
$
2,891
$
922
$
1,964
$
-
$
16,027
Finance leases
Accrual Status:
Performing $
130,114
$
290,290
$
221,226
$
132,985
$
54,545
$
48,575
$
-
$
877,735
$
853,528
Non-Performing
-
500
713
441
168
755
-
2,577
3,287
Total finance leases $
130,114
$
290,790
$
221,939
$
133,426
$
54,713
$
49,330
$
-
$
880,312
$
856,815
Charge-offs on finance leases $
1
$
1,053
$
1,841
$
742
$
217
$
672
$
-
$
4,526
Personal loans
Accrual Status:
Performing $
73,338
$
143,064
$
94,185
$
23,833
$
11,961
$
27,005
$
-
$
373,386
$
379,161
Non-Performing
41
681
798
219
41
219
-
1,999
1,841
Total personal loans $
73,379
$
143,745
$
94,983
$
24,052
$
12,002
$
27,224
$
-
$
375,385
$
381,002
Charge-offs on personal loans $
31
$
3,668
$
5,253
$
1,099
$
388
$
1,078
$
-
$
11,517
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
320,319
$
320,319
$
329,212
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
320,319
$
320,319
$
329,212
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
12,426
$
12,426
Other consumer loans
Accrual Status:
Performing $
39,101
$
55,374
$
23,186
$
7,070
$
4,479
$
5,821
$
9,997
$
145,028
$
147,913
Non-Performing
51
558
312
93
37
170
140
1,361
1,689
Total other consumer loans $
39,152
$
55,932
$
23,498
$
7,163
$
4,516
$
5,991
$
10,137
$
146,389
$
149,602
Charge-offs on other consumer loans $
98
$
5,039
$
2,820
$
683
$
170
$
258
$
325
$
9,393
Total
Accrual Status:
Performing $
567,206
$
1,057,195
$
804,193
$
489,968
$
216,841
$
217,608
$
330,316
$
3,683,327
$
3,629,397
Non-Performing
364
5,245
5,176
3,588
1,526
4,563
140
20,602
22,373
Total consumer loans

$
567,570
$
1,062,440
$
809,369
$
493,556
$
218,367
$
222,171
$
330,456
$
3,703,929
$
3,651,770
Charge-offs on total consumer loans $
235
$
14,657
$
15,162
$
5,415
$
1,697
$
3,972
$
12,751
$
53,889
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
31

As of June 30, 2024
As of
December 31,
2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
Auto loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
495
$
-
$
495
$
1,105
Non-Performing
-
-
-
-
-
4
-
4
12
Total auto loans $
-
$
-
$
-
$
-
$
-
$
499
$
-
$
499
$
1,117
Charge-offs on auto loans $
-
$
-
$
-
$
-
$
-
$
66
$
-
$
66
Finance leases
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Personal loans
Accrual Status:
Performing $
2,460
$
49
$
-
$
71
$
-
$
-
$
-
$
2,580
$
273
Non-Performing
-
-
-
-
-
-
-
-
-
Total personal loans $
2,460
$
49
$
-
$
71
$
-
$
-
$
-
$
2,580
$
273
Charge-offs on personal loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Other consumer loans
Accrual Status:
Performing $
547
$
53
$
46
$
219
$
321
$
2,067
$
1,706
$
4,959
$
4,446
Non-Performing
-
-
-
-
-
17
15
32
59
Total other consumer loans $
547
$
53
$
46
$
219
$
321
$
2,084
$
1,721
$
4,991
$
4,505
Charge-offs on other consumer loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Total
Accrual Status:
Performing $
3,007
$
102
$
46
$
290
$
321
$
2,562
$
1,706
$
8,034
$
5,824
Non-Performing
-
-
-
-
-
21
15
36
71
Total consumer loans $
3,007
$
102
$
46
$
290
$
321
$
2,583
$
1,721
$
8,070
$
5,895
Charge-offs on total consumer loans $
-
$
-
$
-
$
-
$
-
$
66
$
-
$
66
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
32

As of June 30, 2024
As of
December 31,
2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
Auto loans
Accrual Status:
Performing $
324,653
$
568,467
$
465,596
$
326,080
$
145,856
$
136,702
$
-
$
1,967,354
$
1,920,688
Non-Performing
272
3,506
3,353
2,835
1,280
3,423
-
14,669
15,568
Total auto loans $
324,925
$
571,973
$
468,949
$
328,915
$
147,136
$
140,125
$
-
$
1,982,023
$
1,936,256
Charge-offs on auto loans $
105
$
4,897
$
5,248
$
2,891
$
922
$
2,030
$
-
$
16,093
Finance leases
Accrual Status:
Performing $
130,114
$
290,290
$
221,226
$
132,985
$
54,545
$
48,575
$
-
$
877,735
$
853,528
Non-Performing
-
500
713
441
168
755
-
2,577
3,287
Total finance leases $
130,114
$
290,790
$
221,939
$
133,426
$
54,713
$
49,330
$
-
$
880,312
$
856,815
Charge-offs on finance leases $
1
$
1,053
$
1,841
$
742
$
217
$
672
$
-
$
4,526
Personal loans
Accrual Status:
Performing $
75,798
$
143,113
$
94,185
$
23,904
$
11,961
$
27,005
$
-
$
375,966
$
379,434
Non-Performing
41
681
798
219
41
219
-
1,999
1,841
Total personal loans $
75,839
$
143,794
$
94,983
$
24,123
$
12,002
$
27,224
$
-
$
377,965
$
381,275
Charge-offs on personal loans $
31
$
3,668
$
5,253
$
1,099
$
388
$
1,078
$
-
$
11,517
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
320,319
$
320,319
$
329,212
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
320,319
$
320,319
$
329,212
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
12,426
$
12,426
Other consumer loans
Accrual Status:
Performing $
39,648
$
55,427
$
23,232
$
7,289
$
4,800
$
7,888
$
11,703
$
149,987
$
152,359
Non-Performing
51
558
312
93
37
187
155
1,393
1,748
Total other consumer loans $
39,699
$
55,985
$
23,544
$
7,382
$
4,837
$
8,075
$
11,858
$
151,380
$
154,107
Charge-offs on other consumer loans $
98
$
5,039
$
2,820
$
683
$
170
$
258
$
325
$
9,393
Total
Accrual Status:
Performing $
570,213
$
1,057,297
$
804,239
$
490,258
$
217,162
$
220,170
$
332,022
$
3,691,361
$
3,635,221
Non-Performing
364
5,245
5,176
3,588
1,526
4,584
155
20,638
22,444
Total consumer loans $
570,577
$
1,062,542
$
809,415
$
493,846
$
218,688
$
224,754
$
332,177
$
3,711,999
$
3,657,665
Charge-offs on total consumer loans $
235
$
14,657
$
15,162
$
5,415
$
1,697
$
4,038
$
12,751
$
53,955
(1) Excludes accrued interest receivable.
As of June 30, 2024 and December 31, 2023, the balance of revolving loans converted to term loans was
no
t material.
Accrued

interest

receivable

on

loans

totaled

$
63.1

million

as

of

June

30,

2024

($
62.3

million

as

of

December

31,

2023),

was
reported as part

of accrued interest receivable

on loans and

investment securities in

the consolidated statements

of financial condition,
and is excluded from the estimate of credit losses.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
33
The

following

tables

present

information

about

collateral

dependent

loans

that

were

individually

evaluated

for

purposes

of
determining the ACL as of June 30, 2024 and December 31, 2023
:

As of June 30, 2024
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost

Related
Allowance Amortized Cost
Amortized Cost

Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
24,449
$
1,103
$
-
$
24,449
$
1,103
Commercial loans:
Construction loans
3,300
259
956
4,256
259
Commercial mortgage loans
-
-
43,708
43,708
-
C&I loans

22,549
2,642
6,618
29,167
2,642
Consumer loans:
Personal loans
28
1
-
28
1
Other consumer loans
123
10
-
123
10
$
50,449
$
4,015
$
51,282
$
101,731
$
4,015

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

June

30,

2024

was
74
%,
compared to
65
% as of

December 31,

2023, mainly

related to

a $
16.5

million nonaccrual

commercial relationship

in the Puerto

Rico
region in the food retail industry,

with a loan-to-value over
100
%, classified as collateral dependent.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
34
Purchases and Sales of Loans
In

the

ordinary

course

of

business,

the

Corporation

enters

into

securitization

transactions

and

whole

loan

sales

with

GNMA

and
GSEs, such

as FNMA

and FHLMC.

During the

first six

months of

2024, loans

pooled into

GNMA MBS

amounted to

approximately
$
59.9

million, compared to

$
66.4

million, for the

first six months

of 2023, for

which the Corporation

recognized a net

gain on sale

of
$
2.3

million and

$
1.4

million, respectively.

Also, during

the first

six months

of 2024

and 2023,

the Corporation

sold approximately
$
15.1

million

and

$
22.8

million,

respectively,

of

performing

residential

mortgage

loans

to

FNMA,

for

which

the

Corporation
recognized a net

gain on sale of

$
0.3

million and $
0.6

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
6.8

million and $
7.9

million, respectively.
During the first

six months of 2024

and 2023, the Corporation

repurchased, pursuant to

the aforementioned repurchase

option, $
0.9
million

and

$
1.9

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

The Corporation’s risk of
loss

with

respect

to

these

loans

is

also

minimal

as

these

repurchased

loans

are

generally

performing

loans

with

documentation
deficiencies.
During the

first six

months of 2024,

the Corporation

purchased commercial

loan participations

in the

Florida region

totaling $
79.1
million, which consisted

of approximately $
13.7

million in the commercial

mortgage portfolio and $
65.4

million in the C&I portfolio.
In addition, during the first six

months of 2023, the Corporation

purchased C&I loan participations in

the Florida region totaling $
28.0
million.
During

the

first

six

months

of

2024,

the

Corporation

recognized

a

$
9.5

million

recovery

associated

with

the

bulk

sale

of

fully
charged-off

consumer

loans,

net

of

a

$
0.5

million

repurchase

liability.

There

were
no

significant

sales

of

loans

during

the

first

six
months of 2023, other than those sales of conforming residential mortgage loans mentioned above.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
35

Loan Portfolio Concentration
The Corporation’s

primary

lending area

is Puerto

Rico. The

Corporation’s

banking subsidiary,

FirstBank, also

lends in

the USVI
and the BVI markets and

in the United States (principally

in the state of Florida).

Of the total gross loans held

for investment portfolio
of $
12.4

billion as of

June 30, 2024,

credit risk concentration

was approximately
80
% in Puerto

Rico,
17
% in the

U.S., and
3
% in the
USVI and the BVI.
As

of

June

30,

2024,

the

Corporation

had

$
206.2

million

outstanding

in

loans

extended

to

the

Puerto

Rico

government,

its
municipalities

and

public

corporations,

compared

to

$
187.7

million

as

of

December

31,

2023.

As

of

June

30,

2024,

approximately
$
129.4

million

consisted

of

loans

extended

to

municipalities

in

Puerto

Rico

that

are

general

obligations

supported

by

assigned
property

tax

revenues,

and $
25.7

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

2024 included

$
8.8

million

in
loans granted

to an

affiliate of

the Puerto

Rico Electric

Power Authority

(“PREPA”)

and $
42.3

million in

loans to

agencies or

public
corporations of the Puerto Rico government.
In addition, as of

June 30, 2024, the Corporation

had $
74.9

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

2024, the Corporation

had
$
105.0

million in
loans to

USVI government

public corporations,

compared to

$
90.5

million as

of December

31, 2023.

As of

June 30,

2024, all

loans
were currently performing and up to date on principal and interest payments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
36
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
2.3

million

and

$
3.8
million in restructured residential

mortgage loans that are

government-guaranteed (e.g.,

FHA/VA

loans) and were modified

during the
quarter

and

six-month

period

ended

June

30,

2024,

respectively,

compared

to

$
1.6

million

and

$
2.5

million,

respectively,

for

the
comparable periods in 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
37
The following

tables present

the amortized

cost basis

as of

June 30,

2024 and

2023 of

loans modified

to borrowers

experiencing
financial

difficulty

during

the

quarters

and

six-month

periods

ended

June

30,

2024

and

2023,

by

portfolio

classes

and

type

of
modification granted, and

the percentage of these

modified loans relative

to the total period-end

amortized cost basis of

receivables in
the portfolio class:

Quarter Ended June 30, 2024
Payment Delay Only
Forbearance Payment Plan
Trial
Modification
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction and
Term
Extension Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
407
$
-
$
25
$
3
$
-
$
435
0.02%
Construction loans
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
115,981
-
-
115,981
4.79%
C&I loans
-
-
-
-
-
-
-
-
-
Consumer loans:
Auto loans
-
-
-
-
134
81
933
(1)
1,148
0.06%
Personal loans
-
-
-
-
-
89
-
89
0.02%
Credit cards
-
-
-
890
(2)
-
-
-
890
0.28%
Other consumer loans
-
-
-
-
165
132
20
(1)
317
0.21%

Total modifications
$
-
$
-
$
407
$
890
$
116,305
$
305
$
953
$
118,860

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
30,170
1.30%
C&I loans
-
-
-
-
187
-
-
187
0.01%
Consumer loans:
Auto loans
-
-
-
-
82
69
678
(1)
829
0.04%
Personal loans
-
-
-
-
41
71
-
112
0.03%
Credit cards
-
-
-
486
(2)
-
-
-
486
0.15%
Other consumer loans
-
-
-
-
146
40
10
(1)
196
0.13%

Total modifications
$
-
$
-
$
210
$
486
$
529
$
30,350
$
688
$
32,263

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
38

Six-Month Period Ended June 30, 2024
Payment Delay Only
Forbearance Payment Plan
Trial
Modification
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction and
Term
Extension Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
869
$
-
$
25
$
80
$
-
$
974
0.03%
Construction loans
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
115,981
-
-
115,981
4.79%
C&I loans
-
-
-
12
-
-
-
12
0.00%
Consumer loans:
Auto loans
-
-
-
-
300
171
1,926
(1)
2,397
0.12%
Personal loans
-
-
-
-
13
102
-
115
0.03%
Credit cards
-
-
-
1,406
(2)
-
-
-
1,406
0.44%
Other consumer loans
-
-
-
-
303
139
38
(1)
480
0.32%

Total modifications
$
-
$
-
$
869
$
1,418
$
116,622
$
492
$
1,964
$
121,365

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
30,170
1.30%
C&I loans
-
-
-
-
187
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

during the quarters and

six-month periods ended

June 30, 2024 and
2023. The financial

effects of the

modifications associated to

payment delay were

discussed above and,

as such, were

excluded from
the tables below:
Quarter Ended June 30, 2024
Combination of Interest Rate Reduction and Term
Extension
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
(In thousands)
Conventional residential mortgage loans
-
%
236
0.50
%
256
Construction loans
-
% -
-
% -
Commercial mortgage loans
-
%
96
-
% -
C&I loans
-
% -
-
% -
Consumer loans:
Auto loans
-
%
21
3.29
%
28
Personal loans
-
% -
2.99
%
19
Credit cards
17.55
% -
-
% -
Other consumer loans
-
%
26
3.34
%
17

Quarter Ended June 30, 2023
Combination of Interest Rate Reduction and Term
Extension
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
(In thousands)
Conventional residential mortgage loans
-
%
239
-
% -
Construction loans
-
% -
-
% -
Commercial mortgage loans
-
% -
0.25
%
64
C&I loans
-
%
72
-
% -
Consumer loans:
Auto loans
-
%
27
3.96
%
30
Personal loans
-
%
37
5.41
%
26
Credit cards
16.26
% -
-
% -
Other consumer loans
-
%
28
1.87
%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
40

Six-Month Period Ended June 30, 2024
Combination of Interest Rate Reduction and Term
Extension
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
(In thousands)
Conventional residential mortgage loans
-
%
236
3.50
%
36
Construction loans
-
% -
-
% -
Commercial mortgage loans
-
%
96
-
% -
C&I loans
13.00
% -
-
% -
Consumer loans:
Auto loans
-
%
26
2.57
%
28
Personal loans
-
%
25
3.44
%
17
Credit cards
17.11
% -
-
% -
Other consumer loans
-
%
24
3.31
%
17

Six-Month Period Ended June 30, 2023
Combination of Interest Rate Reduction and Term
Extension
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
(In thousands)
Conventional residential mortgage loans
-
%
118
2.40
%
157
Construction loans
-
% -
-
% -
Commercial mortgage loans
-
% -
0.25
%
64
C&I loans
-
%
72
-
% -
Consumer loans:
Auto loans
-
%
25
3.64
%
30
Personal loans
-
%
34
5.11
%
24
Credit cards
16.15
% -
-
% -
Other consumer loans
-
%
27
1.92
%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
41

The following tables present by portfolio classes the performance of loans modified during the last twelve months ended June 30,
2024 and during the six-month period ended June 30, 2023 that were granted to borrowers experiencing financial difficulty:
Last Twelve Months Ended June 30, 2024
30-59 60-89 90+
Total
Delinquency Current Total
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
-
$
-
$
1,424
$
1,424
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
118,190
118,190
C&I loans
-
-
-
-
186
186
Consumer loans:
Auto loans
50
28
145
223
3,323
3,546
Personal loans
19
9
-
28
256
284
Credit cards
163
77
19
259
1,749
2,008
Other consumer loans
66
35
2
103
567
670

Total modifications
$
298
$
149
$
166
$
613
$
125,695
$
126,308

Six-Month Period Ended June 30, 2023
30-59 60-89 90+
Total
Delinquency Current Total
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
-
$
-
$
1,139
$
1,139
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
30,170
30,170
C&I loans
-
-
-
-
187
187
Consumer loans:
Auto loans
10
-
-
10
1,415
1,425
Personal loans
-
-
-
-
151
151
Credit cards
40
40
-
80
652
732
Other consumer loans
22
-
-
22
382
404

Total modifications
$
72
$
40
$
-
$
112
$
34,096
$
34,208

There were

$
0.2

million and

$
0.3

million of

loans modified

to borrowers

experiencing financial

difficulty which

had a

payment default

during
the quarter

and six-month

period ended

June 30,

2024, respectively,

and had

been modified

within the

last twelve

months preceding

the payment
default.
No

loans modified to borrowers experiencing financial difficulty had a payment default during the quarter

and six-month period ended June
30, 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
42
NOTE 4 – ALLOWANCE

FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following tables present the activity in the ACL on loans and finance leases by portfolio segment for the indicated periods:
Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I

Loans Consumer Loans Total
Quarter Ended June 30, 2024
(In thousands)
ACL:
Beginning balance $
56,689
$
6,186
$
32,661
$
34,490
$
133,566
$
263,592
Provision for credit losses - (benefit) expense
(10,593)
(554)
(2,976)
(668)
26,721
11,930
Charge-offs

(491)
-
-
(332)
(25,591)
(26,414)
Recoveries
446
14
393
958
3,613
5,424
Ending balance $
46,051
$
5,646
$
30,078
$
34,448
$
138,309
$
254,532

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
C&I

Loans Consumer Loans Total
Six-Month Period Ended June 30, 2024
(In thousands)
ACL:
Beginning balance $
57,397
$
5,605
$
32,631
$
33,190
$
133,020
$
261,843
Provision for credit losses - (benefit) expense
(11,057)
17
(2,986)
(4,028)
42,901
24,847
Charge-offs

(1,007)
-
-
(791)
(53,955)
(55,753)
Recoveries
718
24
433
6,077
16,343
(1)
23,595
Ending balance $
46,051
$
5,646
$
30,078
$
34,448
$
138,309
$
254,532
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

.
The Corporation

generally applies

probability weights

to the

baseline and

alternative downside

economic scenarios

to estimate

the
ACL with

the

baseline

scenario

carrying

the highest

weight.

The

scenarios

that are

chosen each

quarter

and

the

weighting

given

to
each

scenario

for

the

different

loan

portfolio

categories

depend

on

a

variety

of

factors

including

recent

economic

events,

leading
national and

regional economic indicators,

and industry

trends. As of

June 30,

2024 and December

31, 2023, the

Corporation applied
the

baseline

scenario

for

the

commercial

mortgage

and

construction

loan

portfolios

since

it

expects

a

more

favorable

economic
outlook

of certain

macroeconomic

variables

associated

with

commercial

real

estate property

performance,

particularly

in

the Puerto
Rico region.
At least every other

year, the

Corporation reviews the

credit models used

in determining the

ACL. Such exercise

consists primarily
in

updating

the

model

with

recent

historical

losses

and

determining

if

other

changes

are

required

for

purposes

of

estimating

credit
losses.

During

the

second

quarter

of 2024,

the

Corporation

completed

the

aforementioned

review

for

the residential

mortgage,

auto
loan,

and finance

lease

portfolios,

primarily

for

the Puerto

Rico

region.

The residential

mortgage

loan

portfolio,

which

has

recently
experienced a

historically low level

of credit

losses, as a

result of

high collateral

values in the

Puerto Rico region,

resulted in a

lower
required reserve

level. For the

auto loan

and finance

lease portfolios historical

loss trends were

updated and

resulted in an

increase in
the required reserve levels as the loss experience in such portfolios have been trending higher towards historical loss experience.

As of June 30, 2024, the ACL for loans and finance

leases was $
254.5

million, a decrease of $
7.3

million, from $
261.8

million as of
December

31,

2023.

The

ACL

for

residential

mortgage

loans

decreased

by

$
11.3

million,

mainly

driven

by

updated

historical

loss
experience

used for

determining the

ACL estimate

resulting

in a

downward

revision

of estimated

loss severities

and

lower

required
reserve

levels,

partially

offset

by

newly

originated

loans

that

have

a

longer

life.

The

ACL

for

commercial

and

construction

loans
decreased by $
1.3

million, mainly due to an improvement on the economic outlook of certain macroeconomic variables, particularly in
variables associated with commercial real estate property performance,

partially offset by increased

volume.

Meanwhile,

the

ACL

for

consumer

loans

increased

by

$
5.3

million

mainly

driven

by

increases

in

delinquency

levels,

mainly

in
credit cards;

increases in

portfolio volumes

in the

auto loan

portfolio;

and, to

a lesser

extent, updated

historical loss

experience used
for determining the

ACL estimate resulting

in an upward revision

of estimated loss

severities and higher

required reserve levels

in the
auto loan and finance lease portfolios.

Net charge-offs were

$
21.0

million and $
32.2

million for the second quarter

and first six months of 2024,

respectively, compared

to
$
19.3

million and $
32.5

million, respectively,

for the same periods in 2023. The $
1.7

million increase in net charge-offs for

the second
quarter of

2024 was mainly

driven by

an increase in

consumer loans

and finance

leases charge-offs

across all major

portfolio classes,
partially offset by

a $
6.2

million charge-off

recorded on a C&I participated

loan in the Florida region

in the power generation industry
during the second

quarter of 2023.

The $
0.3

million decrease in

net charge-offs

for the first

six months of

2024 was mainly

driven by
the

$
9.5

million

recovery

associated

with

the

bulk

sale of

fully

charged-off

consumer

loans and

a

$
5.0

million

recovery

associated
with a

C&I loan

in the

Puerto Rico

region recorded

during the

first six

months of

2024, and

the aforementioned

$
6.2

million charge-
off recorded

on a

C&I participated

loan in

the Florida

region during

the second

quarter of

2023. This

increase was

partially offset

by
the aforementioned increase in consumer loans and finance leases charge-offs.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
44

The tables below

present the ACL

related to loans

and finance leases

and the carrying

values of loans

by portfolio segment

as of
June 30, 2024 and December 31, 2023:
As of June 30, 2024
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
C&I

Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,809,666
$
185,957
$
2,423,309
$
3,254,577
$
3,711,999
$
12,385,508

Allowance for credit losses
46,051
5,646
30,078
34,448
138,309
254,532

Allowance for credit losses to

amortized cost
1.64
%
3.04
%
1.24
%
1.06
%
3.73
%
2.06
%

As of December 31, 2023
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
C&I

Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,821,726
$
214,777
$
2,317,083
$
3,174,232
$
3,657,665
$
12,185,483

Allowance for credit losses
57,397
5,605
32,631
33,190
133,020
261,843

Allowance for credit losses to

amortized cost
2.03
%
2.61
%
1.41
%
1.05
%
3.64
%
2.15
%
In

addition,

the

Corporation

estimates

expected

credit

losses

over

the

contractual

period

in

which

the

Corporation

is

exposed

to
credit

risk

via

a

contractual

obligation

to

extend

credit,

such

as

unfunded

loan

commitments

and

standby

letters

of

credit

for
commercial

and

construction

loans,

unless

the

obligation

is

unconditionally

cancellable

by

the

Corporation.

See

Note

21

–
“Regulatory

Matters,

Commitments

and

Contingencies”

for

information

on

off-balance

sheet

exposures

as

of

June

30,

2024

and
December 31,

2023. The

Corporation estimates

the ACL

for these

off-balance

sheet exposures

following the

methodology described
in

Note

1 –

“Nature

of Business

and

Summary

of Significant

Accounting

Policies”

to

the audited

consolidated

financial statements
included in the

2023 Annual Report

on Form 10-K.

As of June 30,

2024, the ACL

for off-balance

sheet credit exposures

amounted to
$
4.5

million, compared to $
4.6

million as of December 31, 2023.
The following

table presents

the activity

in the

ACL for

unfunded loan

commitments and

standby letters

of credit

for the

quarters
and six-month periods ended June 30, 2024 and 2023:

Quarter Ended Six-Month Period Ended
June 30, June 30,
2024 2023 2024 2023
(In thousands)
Beginning Balance $
4,919
$
4,168
$
4,638
$
4,273
Provision for credit losses - (benefit) expense

(417)
721
(136)
616
Ending balance $
4,502
$
4,889
$
4,502
$
4,889

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
45
NOTE 5 –
OTHER REAL ESTATE

OWNED (“OREO”)

The following table presents the OREO inventory as of the indicated dates:
June 30, 2024 December 31, 2023
(In thousands)
OREO balances, carrying value:
Residential
(1)
$
15,468
$
20,261
Construction
1,658
1,601
Commercial

(2)
4,556
10,807
Total $
21,682
$
32,669
(1) Excludes $
11.3

million and $
16.6

million as of June

30, 2024 and December

31, 2023, respectively,

of foreclosures that met

the conditions of ASC

Subtopic 310-40 “Reclassification

of
Residential Real

Estate Collateralized Consumer

Mortgage Loans upon

Foreclosure,” and

are presented as

a receivable as

part of other

assets in

the consolidated statements

of financial
condition.
(2) Decrease was mainly associated with the sale of a $
5.3

million commercial real estate OREO property in Puerto Rico during the second quarter of 2024 at a gain of $
2.3

million.
See Note 17 – “Fair

Value”

for information on subsequent measurement

adjustments recorded on OREO properties

reported as part
of “Net gain on OREO operations”

in the consolidated statements of

income during the quarters and six-month

periods ended June 30,
2024 and 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
46
NOTE 6 – GOODWILL AND OTHER INTANGIBLES

Goodwill
Goodwill

as of

each

of

June 30,

2024

and

December

31,

2023

amounted

to

$
38.6

million.
The Corporation’s policy is to assess
goodwill and other intangibles for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe that the values of goodwill or other intangibles may be impaired. During the fourth quarter of 2023, management performed a qualitative analysis of the carrying amount of each relevant reporting units’ goodwill and concluded that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying value. This assessment involved identifying the inputs and assumptions that most affect fair value, including evaluating significant and relevant events impacting each reporting entity, and evaluating such factors to determine if a positive assertion can be made that it is more-likely-
than-not that the fair value of the reporting units exceeded their carrying amount. As of December 31, 2023, the Corporation concluded that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying value. The Corporation determined that there have been no significant events since the last annual assessment that could indicate potential goodwill impairment on reporting units for which the goodwill is allocated. As a result, no impairment charges for goodwill were recorded during the first six months of 2024.

There

were
no

changes

in

the

carrying

amount

of

goodwill

during

the

quarters

and

six-month

periods

ended

June

30,

2024

and
2023.
Other Intangible Assets
The

following

table

presents

the

gross

amount

and

accumulated

amortization

of

the

Corporation’s

intangible

assets

subject

to
amortization as of the indicated dates:

As of As of
June 30, 2024 December 31, 2023
(Dollars in thousands)
Core deposit intangible:
Gross amount $
87,544
$
87,544
Accumulated amortization
(77,844)
(74,161)
Net carrying amount $
9,700
$
13,383
Remaining amortization period (in years)
5.5
6.0

During

the

quarter

and

six-month

period

ended

June

30,

2024,

the

Corporation

recognized

$
1.9

million

and

$
3.7

million,
respectively,

in amortization

expense

on its

other intangibles

subject to

amortization,

compared to

$
2.0

million

and $
4.0

million for
the same periods in 2023, respectively
The Corporation amortizes core deposit intangibles based on the projected useful lives of the related deposits. Core deposit intangibles are analyzed annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may suggest impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles as of June 30, 2024.
The estimated

aggregate annual

amortization expense

related to the

intangible assets

subject to amortization

for future periods

was
as follows as of June 30, 2024
:

(In thousands)
2024 $
2,733
2025
3,509
2026
872
2027
872
2028
872
2029 and after
842

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
47
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

As

of

each

of

June

30,

2024

and
December 31, 2023, these Junior Subordinated Deferrable Debentures amounted to $
161.7

million.

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
On

July

22,

2024,

the

Corporation

announced

as

part

of

its

capital

actions

the

approval

of

a

new

repurchase

program

of

$
250
million

that could

include the

repurchase

of junior

subordinated

debentures.

See Note

13 –

“Stockholders’

Equity” to

the unaudited
consolidated financial statements herein for additional details of capital actions.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
48
Private Label MBS
During

2004

and

2005,

an unaffiliated

party,

referred

to in

this subsection

as the

seller,

established

a

series of

statutory

trusts

to
effect

the

securitization

of

mortgage

loans

and

the

sale

of

trust

certificates

(“private

label

MBS”).

The

seller

initially

provided

the
servicing for

a fee, which

is senior to

the obligations to

pay private label

MBS holders. The

seller then entered

into a sales

agreement
through

which

it sold

and

issued

the

private

label

MBS in

favor

of

the

Corporation’s

banking

subsidiary,

FirstBank.

Currently,

the
Bank is

the sole

owner of

these private

label MBS;

the servicing

of the

underlying

residential mortgages

that generate

the principal
and interest

cash flows is

performed by

another third

party,

which receives

a servicing

fee. These

private label

MBS are variable

-rate
securities indexed

to
3-month CME Term SOFR

plus a

tenor

spread

adjustment

of
0.26161
% and

the original

spread

limited to

the
weighted-average

coupon

of

the

underlying

collateral.

The

principal

payments

from

the

underlying

loans

are

remitted

to

a

paying
agent

(servicer),

who

then

remits

interest

to

the

Bank.

Interest

income

is

shared

to

a

certain

extent

with

the

FDIC,

which

has

an
interest only strip (“IO”) tied to the

cash flows of the underlying loans

and is entitled to receive the excess

of the interest income less a
servicing

fee

over

the

variable

rate

income

that

the

Bank

earns

on

the

securities.

The

FDIC

became

the

owner

of

the

IO

upon

its
intervention of the seller,

a failed financial institution.

No recourse agreement exists, and

the Bank, as the sole

holder of the securities,
absorbs all risks

from losses on

non-accruing loans

and repossessed collateral.

As of June

30, 2024,

the amortized cost

and fair

value
of these private

label MBS amounted to

$
6.7

million and $
4.6

million, respectively,

with a weighted-average yield

of
7.65
%, which is
included as part

of the Corporation’s

available-for-sale debt

securities portfolio.

As described

in Note 2

– “Debt Securities,”

the ACL
on these private label MBS amounted to $
0.2

million as of June 30, 2024.
Servicing Assets, or Mortgage Servicing Rights (“MSRs”)
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
The changes in MSRs are shown below for the indicated periods:

Quarter Ended June 30, Six-Month Period Ended June 30,
2024 2023 2024 2023
(In thousands)
Balance at beginning of period $
26,355
$
28,431
$
26,941
$
29,037
Capitalization of servicing assets
647
706
1,107
1,238
Amortization
(1,038)
(1,102)
(2,075)
(2,230)
Temporary impairment

recoveries
-
1
-
5
Other
(1)
(12)
(2)
(21)
(16)
Balance at end of period $
25,952
$
28,034
$
25,952
$
28,034
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

STATEMENTS – (Continued)
49
Changes in the impairment allowance were as follows for the indicated periods:

Quarter Ended June 30, Six-Month Period Ended June 30,
2024 2023 2024 2023
(In thousands)
Balance at beginning of period $
-
$
8
$
-
$
12
Temporary impairment

recoveries
-
(1)
-
(5)

Balance at end of period
$
-
$
7
$
-
$
7
The components

of net servicing

income, included as

part of mortgage

banking activities in

the consolidated statements

of income,
are shown below for the indicated periods:

Quarter Ended June 30,

Six-Month Period Ended June 30,
2024 2023 2024 2023
(In thousands)
Servicing fees $
2,605
$
2,660
$
5,178
$
5,378
Late charges and prepayment penalties
181
211
370
410
Other
(1
)
(12)
(2)
(21)
(16)

Servicing income, gross
2,774
2,869
5,527
5,772
Amortization and impairment of servicing assets
(1,038)
(1,101)
(2,075)
(2,225)

Servicing income, net
$
1,736
$
1,768
$
3,452
$
3,547
(1)

Mainly represents adjustments related to the repurchase of loans serviced for others.
The Corporation’s

MSRs are subject

to prepayment

and interest rate

risks. Key economic

assumptions used

in determining

the fair
value at the time of sale of the related mortgages for the indicated periods ranged as follows:

Weighted Average Maximum Minimum
Six-Month Period Ended June 30, 2024
Constant prepayment rate:

Government-guaranteed mortgage loans
6.8
%
17.1
%
3.2
%

Conventional conforming mortgage loans
6.8
%
15.9
%
2.9
%

Conventional non-conforming mortgage loans
6.2
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
%
9.5
%

Conventional non-conforming mortgage loans
12.9
%
14.0
%
11.5
%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
50
The weighted

averages of the

key economic

assumptions that the

Corporation used

in its valuation

model and the

sensitivity of the
current

fair

value

to

immediate
10
%

and
20
%

adverse

changes

in

those

assumptions

for

mortgage

loans

were

as

follows

as

of

the
indicated dates:

June 30, 2024 December 31, 2023
(In thousands)
Carrying amount of servicing assets $
25,952
$
26,941
Fair value $
44,590
$
45,244
Weighted-average

expected life (in years)
7.69
7.79
Constant prepayment rate (weighted-average annual

rate)
6.30
%
6.27
%

Decrease in fair value due to 10% adverse change
$
881
$
886

Decrease in fair value due to 20% adverse change
$
1,720
$
1,731
Discount rate (weighted-average annual rate)
10.70
%
10.68
%

Decrease in fair value due to 10% adverse change
$
1,890
$
1,927

Decrease in fair value due to 20% adverse change
$
3,641
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

STATEMENTS – (Continued)
51
NOTE 8 – DEPOSITS

The following table summarizes deposit balances as of the indicated dates:
June 30, 2024 December 31, 2023
(In thousands)
Type of account:
Non-interest-bearing deposit accounts $
5,406,054
$
5,404,121
Interest-bearing checking accounts
3,831,677
3,937,945
Interest-bearing saving accounts
3,629,326
3,596,855
Time deposits
3,037,120
2,833,730
Brokered certificates of deposits ("CDs")
624,779
783,334

Total
$
16,528,956
$
16,555,985

The following table presents the remaining contractual maturities of time deposits,

including brokered CDs, as of June 30, 2024:
Total

(In thousands)
Three months or less $
966,977
Over three months to six months
829,519
Over six months to one year
1,102,165
Over one year to two years

474,119
Over two years to three years

70,269
Over three years to four years

126,118
Over four years to five years

70,897
Over five years
21,835

Total
$
3,661,899
Total

Puerto Rico and

U.S. time deposits

with balances of

more than $250,000

amounted to $
1.6

billion and $
1.4

billion as of

June
30,

2024

and

December

31,

2023,

respectively.

This

amount

does

not

include

brokered

CDs

that

are

generally

participated

out

by
brokers in

shares of

less than

the FDIC

insurance limit.

As of

June 30,

2024 and

December 31,

2023, unamortized

broker placement
fees amounted

to $
1.2

million and

$
1.0

million, respectively,

which are

amortized over

the contractual

maturity of

the brokered

CDs
under the interest method.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
52
NOTE 9 – ADVANCES

FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

The following is a summary of the advances from the FHLB as of the indicated dates:
June 30, 2024 December 31, 2023
(In thousands)
Long-term
Fixed
-rate advances from the FHLB
(1)
$
500,000
$
500,000
(1) Weighted-average interest rate of
4.45
% as of each of June 30, 2024 and December 31, 2023, respectively.

Advances from the FHLB mature as follows as of the indicated date:
June 30, 2024
(In thousands)
Over six months to one year $
180,000
Over one to five years
320,000

Total
(1)
$
500,000
(1) Average remaining term to maturity of
1.99

years.
NOTE 10 – OTHER LONG-TERM BORROWINGS
Junior Subordinated Debentures
Junior subordinated debentures, as of the indicated dates, consisted of:

(In thousands)
June 30, 2024 December 31, 2023
Long-term floating rate junior subordinated debentures (FBP Statutory Trust I)
(1) (3)
$
43,143
$
43,143
Long-term floating rate junior subordinated debentures (FBP Statutory Trust II)
(2) (3)
118,557
118,557
$
161,700
$
161,700
(1)
Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of
2.75
% over
3-month CME Term SOFR

plus a
0.26161
% tenor spread
adjustment as of June 30, 2024 and December 31, 2023 (
8.35
% as of June 30,2024 and
8.39
% as of December 31, 2023).
(2)
Amount represents junior subordinated interest-bearing debentures due in 2034 with a floating interest rate of
2.50
% over
3-month CME Term SOFR

plus a
0.26161
% tenor spread
adjustment as of June 30, 2024 and December 31, 2023 (
8.11
% as of June 30, 2024 and
8.13
% as of December 31, 2023).
(3)
See Note 7 - “Non-Consolidated Variable

Interest Entities (“VIEs”) and Servicing Assets,”

for additional information on these debentures.
See

Note

13

–

“Stockholders’

Equity”

to

the

unaudited

consolidated

financial

statements

herein

for

additional

details

of

capital
actions

that

include

the

approval

of

a

new

repurchase

program

of

$
250

million

that

could

include

repurchase

of

common

stock

or
junior subordinated debentures.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
53
NOTE 11 – EARNINGS PER COMMON . SHARE

The

calculations

of

earnings

per

common

share

for

the

quarters

and

six-month

periods

ended

June

30,

2024

and

2023

are

as
follows:
Quarter Ended Six-Month Period Ended
June 30, June 30,
2024 2023 2024 2023
(In thousands, except per share information)
Net income attributable to common stockholders $
75,838
$
70,655
$
149,296
$
141,353
Weighted-Average

Shares:

Average common

shares outstanding
164,945
178,926
166,043
179,567

Average potential

dilutive common shares

598
351
627
686

Average common

shares outstanding - assuming dilution
165,543
179,277
166,670
180,253
Earnings per common share:
Basic

$
0.46
$
0.39
$
0.90
$
0.79
Diluted

$
0.46
$
0.39
$
0.90
$
0.78
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

June 30, 2024 and 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
54
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

2024,

there

were
2,593,029

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
Restricted Stock
Under the

Omnibus Plan,

the Corporation

may grant

restricted stock

to plan

participants, subject

to forfeiture

upon the

occurrence
of certain

events until

the dates

specified in

the participant’s

award agreement.

While the

restricted stock

is subject

to forfeiture

and
does

not

contain

non-forfeitable

dividend

rights,

participants

may

exercise

full

voting

rights

with

respect

to

the

shares

of

restricted
stock

granted

to

them.

The

fair

value

of

the

shares

of

restricted

stock

granted

was

based

on

the

market

price

of

the

Corporation’s
common

stock on

the date

of the

respective grant.

The shares

of restricted

stocks granted

to employees

are subject

to the

following
vesting period:

fifty percent

(
50
%) of

those shares

vest on

the two-year

anniversary of

the grant

date and

the remaining
50
% vest

on
the three-year

anniversary of

the grant

date. The

shares of

restricted stock

granted to

directors are

generally subject

to vesting

on the
one-year

anniversary

of the

grant

date.

The Corporation

issued
398,569

shares during

the six-month

period ended

June 30,

2024

in
connection with restricted stock awards, which were reissued from treasury shares.

The following table

summarizes the restricted stock

activity under the Omnibus

Plan during the six-month

periods ended June 30,
2024 and 2023:
Six-Month Period Ended June 30,
2024 2023
Number of Weighted- Number of Weighted-
shares of Average shares of Average
restricted Grant Date restricted Grant Date
stock

Fair Value
stock

Fair Value
Unvested shares outstanding at beginning of year
889,642
$
12.30
938,491
$
9.14
Granted (1)
398,569
17.35
495,891
11.99
Forfeited
(3,464)
13.30
(57,491)
11.29
Vested
(253,504)
12.26
(481,536)
5.93
Unvested shares outstanding at end of period
1,031,243
$
14.26
895,355
$
12.31
(1)
For the six-month period ended June 30, 2024,

includes
2,280

shares of restricted stock awarded to independent

directors and
396,289

shares of restricted stock awarded to employees,

of
which
84,122

shares were granted to retirement-eligible employees

and thus charged to earnings as of the grant date.

For the six-month period ended June 30, 2023,

includes
3,502

shares
of restricted stock awarded

to independent directors

and
492,389

shares of restricted

stock awarded to

employees, of which
33,718

shares were granted

to retirement-eligible employees
and thus charged to earnings as of the grant date.
For the quarter

and six-month period

ended June 30,

2024, the Corporation

recognized $
1.3

million and $
3.7

million, respectively,
of stock-based compensation expense related to restricted

stock awards, compared to $
1.4

million and $
3.0

million for the same period
in 2023.

As of June

30, 2024, there

was $
7.0

million of

total unrecognized

compensation cost

related to

unvested shares

of restricted
stock that the Corporation expects to recognize over a weighted-average period of
1.8

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

Performance units granted during the six-month periods ended June 30, 2024 and 2023 vest on the third anniversary of the effective date of the award based on actual achievement of two performance metrics weighted equally: relative total shareholder return
(“Relative TSR”), compared to companies that comprise the KBW Nasdaq Regional Banking Index, and the achievement of a tangible book value per share (“TBVPS”) goal, which is measured based upon the growth in the tangible book value during the performance cycle, adjusted for certain allowable non-recurring transactions. The participant may earn 50% of their target opportunity for threshold level performance and up to 150% of their target opportunity for maximum level performance, based on the individual achievement of each performance goal during a three-year performance cycle. Amounts between threshold, target and maximum performance will vest in a proportional amount.
The following

table summarizes

the performance

units activity

under the

Omnibus Plan

during

the six-month

periods ended

June
30, 2024 and 2023:

Six-Month Period Ended June 30,
2024 2023
Number

Weighted-
Number

Weighted-
of Average of Average
Performance Grant Date Performance Grant Date
Units Fair Value Units Fair Value
Performance units at beginning of year
534,261
$
12.25
791,923
$
7.36
Additions
(1)
165,487
18.39
216,876
12.24
Vested
(2)
(150,716)
11.26
(474,538)
4.08
Performance units at end of period
549,032
$
14.37
534,261
$
12.25
(1) Units granted during the six-month periods ended June 30, 2024 and 2023 are based on the achievement of the Relative TSR and TBVPS performance goals during a three-year performance cycle beginning January 1,
2024 and January 1, 2023, respectively, and ending on December 31, 2026 and December 31, 2025, respectively.
(2) Units vested during the six-month periods ended June 30, 2024 and 2023 are related to performance units granted in 2021 and 2020, respectively, that met the pre-established target and were settled with shares of common stock reissued from treasury shares.
The fair value of the performance units awarded during the six-month periods ended June 30, 2024 and 2023, that was based on the
TBVPS goal component, was calculated based on the market price of the Corporation’s common stock on the respective date of the grant and assuming attainment of 100% of target opportunity. As of June 30, 2024, there have been no changes in management’s assessment of the probability that the pre-established TBVPS goal will be achieved; as such, no cumulative adjustment to compensation expense has been recognized. The fair value of the performance units awarded, that was based on the Relative TSR component, was calculated using a Monte Carlo simulation. Since the Relative TSR component is considered a market condition, the fair value of the portion of the award based on Relative TSR is not revised subsequent to grant date based on actual performance.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
56

The following

table summarizes

the valuation

assumptions used

to calculate

the fair

value of

the Relative

TSR component

of the
performance units granted under the Omnibus Plan during the six-month periods ended June 30, 2024 and 2023:
Six-Month Period Ended June 30,
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
For the quarter

and six-month period

ended June 30,

2024, the Corporation

recognized $
0.6

million and $
1.1

million, respectively,
of stock-based

compensation expense related

to performance units,

compared to $
0.5

million and $
1.0

million for the

same periods in
2023. As of

June 30, 2024,

there was $
4.9

million of total

unrecognized compensation

cost related to unvested

performance units that
the Corporation expects to recognize over a weighted-average period of
2.1

years.
Shares withheld
During

the first

six

months

of 2024,

the Corporation

withheld
136,308

shares (first

six

months

of

2023 –
287,835

shares)

of the
restricted

stock

and

performance

units

that vested

during

such

period to

cover

the participants’

payroll

and

income

tax withholding
liabilities;

these

shares

are

held

as

treasury

shares.

The

Corporation

paid

in

cash

any

fractional

share

of

salary

stock

to

which

an
officer

was entitled.

In

the consolidated

financial

statements,

the

Corporation

presents shares

withheld

for

tax purposes

as common
stock repurchases.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
57
NOTE 13 –

STOCKHOLDERS’

EQUITY
Stock Repurchase Programs
On

July

24,

2023,

the

Corporation

announced

that

its Board

approved

a stock

repurchase

program,

under

which

the Corporation
may repurchase up

to $
225

million of its outstanding

common stock, which commenced

in the fourth quarter

of 2023. During the

first
half of 2024,

the Corporation repurchased
5,846,872

shares of common

stock through open

market transactions at

an average price

of
$
17.10

for a

total cost

of approximately

$
100.0

million under

this stock

repurchase program,

of which
2,840,321

shares of

common
stock

at

an

average

price

of

$
17.60

for

a

total

cost

of

approximately

$
50.0

million

were

repurchased

during

the

second

quarter

of
2024. As

of June 30,

2024, the

Corporation has

remaining authorization

to repurchase

approximately $
50.0

million of common

stock
under this program.

Furthermore, on July

22, 2024, the

Corporation announced that

its Board of

Directors approved a new

repurchase
program,

under which

the Corporation

may

repurchase

up to

an

additional

$
250

million

that

could

include

repurchases

of

common
stock or junior subordinated debentures,

which it expects to execute through the end of the fourth quarter of 2025.
Repurchases

under

these

programs

may

be

executed

through

open

market

purchases,

accelerated

share

repurchases,

privately
negotiated

transactions

or plans,

including

plans complying

with Rule

10b5-1

under

the Exchange

Act, and/or

redemption of

junior
subordinated

debentures, and

will be

conducted

in accordance

with applicable

legal and

regulatory requirements

.

The Corporation’s
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
Common Stock

The following

table shows

the change

in shares

of common

stock outstanding

for the

quarters and

six-month periods

ended June
30, 2024 and 2023:
Total

Number of Shares
Quarter Ended Six-Month Period Ended
June 30, June 30,
2024 2023 2024 2023
Common stock outstanding, beginning balance
166,707,047
179,788,698
169,302,812
182,709,059
Common stock repurchased
(1)
(2,840,591)
-
(5,983,180)
(3,865,375)
Common stock reissued under stock-based compensation plan
556
-
549,285
970,429
Restricted stock forfeited
(1,559)
(32,076)
(3,464)
(57,491)
Common stock outstanding, ending balance
163,865,453
179,756,622
163,865,453
179,756,622
(1)
For the quarter and six-month period ended June

30, 2024 includes
270

and
136,308

shares, respectively of common stock surrendered to cover plan participants'

payroll and income taxes.
For the six-month period ended June 30, 2023 includes
287,835

shares of common stock surrendered to cover plan participants' payroll and income taxes.
For the

quarter and

six-month period

ended June

30, 2024,

total cash

dividends declared

on shares

of common

stock amounted

to
$
26.6

million

($
0.16

per

share)

and

$
53.4

million

($
0.32

per

share),

respectively,

compared

to

$
25.3

million

($
0.14

per

share)

and
$
50.7

million ($
0.28

per share),

respectively,

for the

same periods

of 2023.

On
July 22, 2024
, the

Corporation’s

Board of

Directors
declared

a

quarterly

cash

dividend

of

$
0.16

per

common

share.

The

dividend

is payable

on
September 13, 2024

to

shareholders

of
record at the

close of business on
August 29, 2024
. The Corporation

intends to continue

to pay quarterly dividends

on common stock.
However,

the Corporation’s

common stock

dividends, including

the declaration,

timing, and

amount, remain

subject to

consideration
and approval by the Corporation’s

Board Directors at the relevant times.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
58
Preferred Stock
The Corporation

has
50,000,000

authorized shares of

preferred stock with

a par value

of $
1.00
, subject to

certain terms. This

stock
may

be

issued

in

series

and

the

shares

of

each

series

have

such

rights

and

preferences

as

are

fixed

by

the

Corporation’s

Board

of
Directors

when

authorizing

the

issuance

of

that

particular

series

and

are

redeemable

at

the

Corporation’s

option.
No

shares

of
preferred stock were outstanding as of June 30, 2024 and December 31, 2023.
Treasury Stock

The following table shows the change in shares of treasury stock for the quarters and six-month periods ended June 30, 2024 and
2023:
Total

Number of Shares
Quarter Ended Six-Month Period Ended
June 30, June 30,
2024 2023 2024 2023
Treasury stock, beginning balance
56,956,069
43,874,418
54,360,304
40,954,057
Common stock repurchased
2,840,591
-
5,983,180
3,865,375
Common stock reissued under stock-based compensation plan
(556)
-
(549,285)
(970,429)
Restricted stock forfeited
1,559
32,076
3,464
57,491
Treasury stock, ending balance
59,797,663
43,906,494
59,797,663
43,906,494
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

FirstBank’s

legal surplus

reserve, included

as part

of
retained earnings

in the

Corporation’s

consolidated statements

of financial

condition, amounted

to $
199.6

million as

of each

of June
30, 2024 and December 31, 2023. There were
no

transfers to the legal surplus reserve during the first half of 2024.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
59
NOTE 14 – ACCUMULATED

OTHER COMPREHENSIVE LOSS

The

following

table

presents the

changes

in

accumulated

other

comprehensive

loss for

the quarters

and

six-month

periods

ended
June 30, 2024 and 2023:

Changes in Accumulated Other Comprehensive

Loss by Component
(1)
Quarter ended June 30, Six-Month Period Ended June 30,
2024 2023 2024 2023
(In thousands)
Unrealized net holding losses on available-for-sale

debt securities:
Beginning balance $
(655,617)
$
(718,744)
$
(640,552)
$
(805,972)

Other comprehensive income (loss)
(2)
10,560
(54,837)
(4,505)
32,391
Ending balance $
(645,057)
$
(773,581)
$
(645,057)
$
(773,581)
Adjustment of pension and postretirement

benefit plans:
Beginning balance $
1,382
$
1,194
$
1,382
$
1,194

Other comprehensive income (loss)
-
-
-
-
Ending balance $
1,382
$
1,194
$
1,382
$
1,194
(1) All amounts presented are net of tax.
(2) Net unrealized holding gains (losses) on available-for-sale debt securities have no tax effect because securities are either tax-exempt, held by an IBE, or have a full deferred tax asset valuation allowance.
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

Affected Line Item
in the Consolidated Quarter Ended June 30, Six-Month Period Ended June 30,
Statements of Income 2024 2023 2024 2023
(In thousands)
Net periodic (benefit) cost, pension plans:
Interest cost Other expenses $
901
$
950
$
1,802
$
1,900
Expected return on plan assets Other expenses
(1,018)
(885)
(2,036)
(1,771)
Net periodic (benefit) cost, pension plans
(117)
65
(234)
129
Net periodic cost, postretirement plan Other expenses
16
6
32
12
Net periodic (benefit) cost

$
(101)
$
71
$
(202)
$
141

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
60
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

purposes. Furthermore,

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
For the second quarter

of 2024, the Corporation

recorded an income tax

expense of $
25.5

million, compared to $
30.3

million in the
second quarter of

2023. For the first

six months of

2024, the Corporation

recorded an income

tax expense of

$
49.5

million, compared
to $
62.2

million for the

same period in

2023. The decrease

in income

tax expense for

the second quarter

and first six

months of

2024
was mainly

driven by

a lower

effective tax

rate as

a result of

the Corporation

engaging in

certain business

activities with

preferential
tax treatment under

the PR Tax

Code during the

fourth quarter of

2023 which resulted

in a lower effective

tax rate for

the second half
of 2023

and for

the year

2024. The

Corporation has

maintained an

effective

tax rate

lower than

the Puerto

Rico maximum

statutory
rate of
37.5
%. The

Corporation’s

estimated annual

effective

tax rate,

excluding entities

with pre-tax

losses from

which a

tax benefit
cannot be recognized and discrete items, was
24.1
% for the first six months of 2024, compared to
30.1
% for the same period in 2023.
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

Puerto Rico tax
liability,

subject to

certain conditions

and limitations.

For the

quarter and

six-month period

ended June

30, 2024,

FirstBank incurred
current income

tax expense

of approximately

$
2.9

million and

$
5.1

million, respectively,

related to

its U.S.

operations, compared

to
$
1.5

million and $
4.0

million, respectively,

for the comparable periods in 2023.
As of June

30, 2024, the

Corporation had

a net deferred

tax asset of

$
142.7

million, net of

a valuation allowance

of $
141.1

million
against the deferred tax asset, compared to a net deferred tax asset of $
150.1

million, net of a valuation allowance of $
139.2

million, as
of December

31, 2023.

The net deferred

tax asset

of the

Corporation’s

banking subsidiary,

FirstBank, amounted

to $
142.7

million as
of

June

30,

2024,

net

of

a

valuation

allowance

of

$
113.2

million,

compared

to

a

net

deferred

tax

asset

of

$
150.1

million,

net

of

a
valuation allowance

of $
111.4

million, as

of December

31, 2023.

The decrease

in the

net deferred

tax asset was

mainly related

to the
usage of alternative minimum tax

credits and the decrease in

the ACL. Meanwhile, the increase

in the valuation allowance was

related
primarily to changes

in the market

value of available-for-sale

debt securities which

resulted in an

equal change in

the net deferred

tax
asset

without

impacting

earnings.

The

Corporation

maintains

a

full

valuation

allowance

for

its

deferred

tax

assets

associated

with
capital loss carryforwards, NOL carryforwards and unrealized losses of available

-for-sale debt securities.
See Note 22

– “Income Taxes,”

to the audited

consolidated financial statements

included in the

2023 Annual Report

on Form 10-K
for information

on the

tax treatment

of net

operating loss

(“NOL”) carryforwards

and dividend

received deduction

under the

PR Tax
Code and the limitation under Section 382 of the U.S. Internal Revenue

Code.

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
61
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

There

were

no

transfers

of

assets

and

liabilities

measured

at

fair

value

between

Level

1

and

Level

2

measurements

during

the
quarters and six-month periods ended June 30, 2024 and 2023.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of

June 30,2024 and December 31, 2023:
As of June 30, 2024 As of December 31, 2023
Fair Value Measurements Using

Fair Value Measurements Using

Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
(In thousands)
Assets:
Debt securities available for sale:
U.S. Treasury securities $
117,073
$
-
$
-
$
117,073
$
135,393
$
-
$
-
$
135,393
Noncallable U.S. agencies debt securities
-
495,689
-
495,689
-
433,437
-
433,437
Callable U.S. agencies debt securities
-
1,739,738
-
1,739,738
-
1,874,960
-
1,874,960
MBS
-
2,597,712
4,567
(1)
2,602,279
-
2,779,994
4,785
(1)
2,784,779
Puerto Rico government obligation
-
-
1,532
1,532
-
-
1,415
1,415
Other investments
-
-
1,000
1,000
-
-
-
-
Equity securities
4,867
-
-
4,867
4,893
-
-
4,893
Derivative assets
-
316
-
316
-
341
-
341
Liabilities:
Derivative liabilities
-
152
-
152
-
317
-
317
(1) Related to private label MBS.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
62

The table

below presents

a reconciliation

of the

beginning and

ending balances

of all

assets measured

at fair

value on

a recurring
basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2024 and 2023:
Quarter Ended June 30, Six-Month Period Ended June 30,
2024 2023 2024 2023
Level 3 Instruments Only

Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
(In thousands)
Beginning balance $
6,275
$
7,605
$
6,200
$
8,495

Total gains (losses):

Included in other comprehensive income (loss) (unrealized)
175
(19)
414
(181)

Included in earnings (unrealized)
(2)
(60)
16
9
25

Purchases
1,000
-
1,000
-

Principal repayments and amortization
(3)
(291)
(245)
(524)
(982)
Ending balance $
7,099
$
7,357
$
7,099
$
7,357
___________________
(1) Amounts mostly related to private label MBS.
(2)
Changes in unrealized (losses) gains included in earnings were recognized within provision for credit losses – expense

and relate to assets still held as of the reporting date.
(3)
For the six-month period ended June 30, 2023 includes a

$
0.5

million repayment of a matured debt security.

The

tables

below

present

quantitative

information

for

significant

assets

measured

at

fair

value

on

a

recurring

basis

using
significant unobservable inputs (Level 3) as of June 30,2024 and December

31, 2023:
June 30, 2024
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average
Minimum

Maximum
(Dollars in thousands)
Available-for-sale

debt securities:

Private label MBS
$
4,567
Discounted cash flows Discount rate
16.8%
16.8%
16.8%
Prepayment rate
0.0%
5.6%
3.4%
Projected cumulative loss rate
0.2%
9.4%
4.1%

Puerto Rico government obligation
$
1,532
Discounted cash flows Discount rate
12.9%
12.9%
12.9%
Projected cumulative loss rate
25.9%
25.9%
25.9%

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
63
Additionally, fair value

is used on a non-recurring basis to evaluate certain assets in accordance with GAAP.

For

the

quarter

and

six-month

period

ended

June

30,

2024,

the

Corporation

recorded

losses

or

valuation

adjustments

for

assets
recognized at fair value on a non-recurring basis and still held at June 30, 2024, as shown in the following table:
Carrying value as of June 30, 2024
Related to losses
recorded for the Quarter
Ended June 30, 2024
Related to losses
recorded for the Six-
Month Period Ended
June 30, 2024
Losses recorded for the
Quarter Ended June 30,
2024
Losses recorded for the
Six-Month Period Ended
June 30, 2024
(In thousands)
Level 3:
Loans receivable
(1)
$
25,930
$
26,117
$
(107)
$
(144)
OREO
(2)
1,044
1,292
(55)
(171)
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

on appraisals were

of
4
% for the quarter

and six-month period

ended June 30,
2024.

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

OREO portfolio. The haircuts applied ranged from
2
% to
18
% for the quarter and six-month period ended June 30,

2024.

For

the

quarter

and

six-month

period

ended

June

30,

2023,

the

Corporation

recorded

losses

or

valuation

adjustments

for

assets
recognized at fair value on a non-recurring basis and still held at June 30, 2023, as shown in the following table:
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
1
% to
22
% for

the quarter

and six-month

period
ended June 30, 2023.
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
7
% to
34
% for the quarter ended June 30, 2023, and
6
% to
34
% for the
six-month period ended June 30, 2023.
(3)
The Corporation derived the fair value of these loans based

on published secondary market prices of MBS with similar characteristics.

See Note 25 –

“Fair Value,”

to the audited

consolidated financial statements

included in the

2023 Annual Report

on Form 10-K

for
qualitative

information

regarding

the

fair

value

measurements

for

Level

3

financial

instruments

measured

at

fair

value

on

a
nonrecurring basis.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
64

The

following

tables

present

the

carrying

value,

estimated

fair

value

and

estimated

fair

value

level

of

the

hierarchy

of

financial
instruments as of June 30,2024 and December 31, 2023:
Total Carrying Amount
in Statement of
Financial Condition as
of June 30, 2024
Fair Value Estimate as

of
June 30, 2024 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money market investments (amortized cost)
$
586,282
$
586,282
$
586,282
$
-
$
-
Available-for-sale debt

securities (fair value)
4,957,311
4,957,311
117,073
4,833,139
7,099
Held-to-maturity debt securities:

Held-to-maturity debt securities (amortized cost)
344,435

Less: ACL on held-to-maturity debt securities
(1,267)

Held-to-maturity debt securities, net of ACL
$
343,168
333,690
-
222,364
111,326
Equity securities (amortized cost)
46,170
46,170
-
46,170
(1)
-
Other equity securities (fair value)
4,867
4,867
4,867
-
-
Loans held for sale (lower of cost or market)
10,392
10,450
-
10,450
-
Loans held for investment:

Loans held for investment (amortized cost)
12,385,508

Less: ACL for loans and finance leases
(254,532)

Loans held for investment, net of ACL
$
12,130,976
12,058,472
-
-
12,058,472
MSRs (amortized cost)
25,952
44,590
-
-
44,590
Derivative assets (fair value)

(2)
316
316
-
316
-
Liabilities:
Deposits (amortized cost) $
16,528,956
$
16,521,923
$
-
$
16,521,923
$
-
Advances from the FHLB (amortized cost):

Long-term
500,000
495,838
-
495,838
-
Other long-term borrowings (amortized cost)
161,700
159,696
-
-
159,696
Derivative liabilities (fair value)

(2)
152
152
-
152
-
(1) Includes FHLB stock with a carrying value of $
34.0

million, which is considered restricted.
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
66
NOTE 18 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition

In accordance with

ASC Topic

606, “Revenue from

Contracts with Customers” (“ASC

Topic

606”), revenues are

recognized when
control

of

promised

goods

or

services

is

transferred

to

customers

and

in

an

amount

that

reflects

the

consideration

to

which

the
Corporation expects to be

entitled in exchange for those

goods or services. At contract

inception, once the contract is

determined to be
within the

scope of

ASC Topic

606, the

Corporation assesses

the goods

or services

that are

promised within

each contract,

identifies
the

respective

performance

obligations,

and

assesses

whether

each

promised

good

or

service

is

distinct.

The

Corporation

then
recognizes

as revenue

the amount

of the

transaction price

that is

allocated to

the respective

performance obligation

when (or

as) the
performance obligation is satisfied.
Disaggregation of Revenue

The

following

tables

summarize

the

Corporation’s

revenue,

which

includes

net

interest

income

on

financial

instruments

that

is
outside of

ASC Topic

606 and

non-interest income,

disaggregated by

type of

service and

business segment

for the

quarters and

six-
month periods ended June 30, 2024 and 2023:

Quarter ended June 30, 2024
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
14,332
$
151,269
$
14,927
$
(4,851)
$
18,884
$
5,067
$
199,628
Service charges and fees on deposit accounts
-
5,254
3,536
-
155
780
9,725
Insurance commission income
-
2,563
-
-
30
193
2,786
Card and processing income
-
10,472
18
-
31
1,002
11,523
Other service charges and fees
41
973
1,018
-
613
153
2,798
Not in scope of ASC Topic

606

(1)
3,620
1,201
244
98
5
38
5,206

Total non-interest income
3,661
20,463
4,816
98
834
2,166
32,038
Total Revenue (Loss) $
17,993
$
171,732
$
19,743
$
(4,753)
$
19,718
$
7,233
$
231,666

Quarter ended June 30, 2023
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
21,360
$
142,597
$
12,933
$
(2,789)
$
19,690
$
6,024
$
199,815
Service charges and fees on deposit accounts
-
5,087
3,326
-
172
702
9,287
Insurance commission income
-
2,464
-
-
79
204
2,747
Card and processing income
-
10,152
28
-
49
906
11,135
Other service charges and fees
33
1,508
1,094
-
660
207
3,502
Not in scope of ASC Topic

606
(1)
3,029
1,010
3,697
1,680
195
(11)
9,600
Total non-interest

income
3,062
20,221
8,145
1,680
1,155
2,008
36,271
Total Revenue (Loss) $
24,422
$
162,818
$
21,078
$
(1,109)
$
20,845
$
8,032
$
236,086

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
67

Six-Month Period Ended June 30, 2024
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial and
Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income loss
(1)
$
30,155
$
300,216
$
29,855
$
(11,383)
$
37,132
$
10,173
$
396,148
Service charges and fees on deposit accounts
-
10,535
7,028
-
303
1,521
19,387
Insurance commission income
-
7,797
-
-
86
410
8,293
Card and processing income
-
20,710
42
-
109
1,974
22,835
Other service charges and fees
99
2,016
1,894
-
1,234
294
5,537
Not in scope of ASC Topic

606

(1)
6,581
2,811
353
181
3
40
9,969

Total non-interest income
6,680
43,869
9,317
181
1,735
4,239
66,021
Total Revenue (Loss) $
36,835
$
344,085
$
39,172
$
(11,202)
$
38,867
$
14,412
$
462,169

Six-Month Period Ended June 30, 2023
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial and
Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
43,148
$
280,341
$
27,873
$
(3,447)
$
40,620
$
12,165
$
400,700
Service charges and fees on deposit accounts
-
10,573
6,480
-
337
1,438
18,828
Insurance commission income
-
7,104
-
-
107
383
7,594
Card and processing income
-
20,053
50
-
80
1,870
22,053
Other service charges and fees
194
2,660
1,948
-
1,243
551
6,596
Not in scope of ASC Topic

606

(1)
5,942
1,865
3,842
1,840
235
(6)
13,718

Total non-interest income
6,136
42,255
12,320
1,840
2,002
4,236
68,789
Total Revenue (Loss) $
49,284
$
322,596
$
40,193
$
(1,607)
$
42,622
$
16,401
$
469,489
(1) Most of the Corporation’s revenue is not within the scope of ASC Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other non-interest income from loans, leases, investment securities and derivative financial instruments.
For the quarters

and six-month periods

ended June 30,

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
68
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
69

The following tables present information about the reportable segments for the indicated periods:
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Quarter ended June 30, 2024:
Interest income $
31,446
$
95,139
$
72,914
$
28,912
$
36,413
$
7,421
$
272,245
Net (charge) credit for transfer of funds
(17,114)
99,472
(57,987)
(21,820)
(2,551)
-
-
Interest expense
-
(43,342)
-
(11,943)
(14,978)
(2,354)
(72,617)
Net interest income (loss)
14,332
151,269
14,927
(4,851)
18,884
5,067
199,628
Provision for credit losses - (benefit) expense
(9,794)
26,076
(1,647)
60
(3,524)
434
11,605
Non-interest income

3,661
20,463
4,816
98
834
2,166
32,038
Direct non-interest expenses
6,300
44,688
8,355
984
9,092
7,022
76,441

Segment income (loss)
$
21,487
$
100,968
$
13,035
$
(5,797)
$
14,150
$
(223)
$
143,620
Average earning assets $
2,116,306
$
3,487,340
$
4,045,222
$
5,842,575
$
2,119,230
$
419,052
$
18,029,725

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
19,690
6,024
199,815
Provision for credit losses - (benefit) expense

(3,829)
13,669
7,675
(16)
4,017
714
22,230
Non-interest income
3,062
20,221
8,145
1,680
1,155
2,008
36,271
Direct non-interest expenses
5,533
41,814
9,340
923
8,502
6,731
72,843

Segment income (loss)
$
22,718
$
107,335
$
4,063
$
(2,016)
$
8,326
$
587
$
141,013
Average earning assets $
2,144,340
$
3,241,768
$
3,770,463
$
6,364,024
$
2,038,621
$
371,685
$
17,930,901

Mortgage
Banking
Consumer (Retail)
Banking
Commercial
and Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Six-Month Period Ended June 30, 2024
Interest income $
62,889
$
189,934
$
145,026
$
56,970
$
71,178
$
14,753
$
540,750
Net (charge) credit for transfer of funds
(32,734)
195,723
(115,171)
(43,292)
(4,526)
-
-
Interest expense
-
(85,441)
-
(25,061)
(29,520)
(4,580)
(144,602)
Net interest income (loss)
30,155
300,216
29,855
(11,383)
37,132
10,173
396,148
Provision for credit losses - (benefit) expense
(10,054)
41,494
(4,086)
(9)
(3,442)
(131)
23,772
Non-interest income
6,680
43,869
9,317
181
1,735
4,239
66,021
Direct non-interest expenses
13,005
87,333
18,694
2,055
18,202
13,613
152,902

Segment income (loss)
$
33,884
$
215,258
$
24,564
$
(13,248)
$
24,107
$
930
$
285,495
Average earnings assets $
2,121,386
$
3,480,169
$
4,033,698
$
5,871,444
$
2,103,523
$
416,135
$
18,026,355

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
Net interest income (loss)
43,148
280,341
27,873
(3,447)
40,620
12,165
400,700
Provision for credit losses - (benefit) expense
(4,335)
28,893
5,139
(25)
8,672
(612)
37,732
Non-interest income
6,136
42,255
12,320
1,840
2,002
4,236
68,789
Direct non-interest expenses
10,620
83,441
18,705
1,870
16,806
13,556
144,998

Segment income (loss)
$
42,999
$
210,262
$
16,349
$
(3,452)
$
17,144
$
3,457
$
286,759
Average earnings assets $
2,157,626
$
3,208,146
$
3,742,205
$
6,290,669
$
2,053,154
$
369,026
$
17,820,826

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
70

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:
Quarter Ended June 30, Six-Month Period Ended June 30,
2024 2023 2024 2023
(In thousands)
Net income:

Total income for segments

$
143,620
$
141,013
$
285,495
$
286,759
Other operating expenses

(1)
42,241
40,074
86,703
83,187
Income before income taxes
101,379
100,939
198,792
203,572
Income tax expense
25,541
30,284
49,496
62,219

Total consolidated net income
$
75,838
$
70,655
$
149,296
$
141,353
Average assets:
Total average earning assets for segments

$
18,029,725
$
17,930,901
$
18,026,355
$
17,820,826
Average non-earning assets

854,706
857,677
845,010
852,680

Total consolidated average assets
$
18,884,431
$
18,788,578
$
18,871,365
$
18,673,506
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

Six-Month Period Ended June 30,
2024 2023
(In thousands)
Cash paid for:

Interest

$
134,995
$
84,530

Income tax

49,236
82,215

Operating cash flow from operating leases
8,693
8,630
Non-cash investing and financing activities:

Additions to OREO
4,599
10,738

Additions to auto and other repossessed assets
29,590
29,720

Capitalization of servicing assets
1,107
1,238

Loan securitizations
58,911
65,092

Loans held for investment transferred to held for sale
118
2,962

Loans held for sale transferred to held for investment
-
1,714

Payable related to unsettled purchases of investment securities
-
4,502

Right-of-use assets obtained in exchange for operating lease liabilities,

net of lease terminations
5,112
2,263

Payable related to unsettled common stock repurchases
760
-

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
71
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
72
The regulatory

capital position

of the

Corporation

and FirstBank

as of

June 30,

2024 and

December 31,

2023,

which reflects

the
delay in the full effect of CECL on regulatory capital, were as follows:

Regulatory Requirements
Actual For Capital Adequacy Purposes
To be Well

-Capitalized
Thresholds

Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
As of June 30, 2024
Total Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,394,971
18.21
% $
1,052,081
8.0
% N/A N/A

FirstBank
$
2,364,456
17.98
% $
1,051,871
8.0
% $
1,314,838
10.0
%
CET1 Capital (to Risk-Weighted Assets)

First BanCorp.
$
2,073,346
15.77
% $
591,795
4.5
% N/A N/A

FirstBank
$
2,099,713
15.97
% $
591,677
4.5
% $
854,645
6.5
%
Tier I Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,073,346
15.77
% $
789,061
6.0
% N/A N/A

FirstBank
$
2,199,713
16.73
% $
788,903
6.0
% $
1,051,871
8.0
%
Leverage ratio

First BanCorp.
$
2,073,346
10.63
% $
779,944
4.0
% N/A N/A

FirstBank
$
2,199,713
11.29
% $
779,653
4.0
% $
974,566
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

30, 2024,

commitments to

extend credit

amounted to

approximately $
2.1

billion, of

which $
0.9

billion relates

to retail

credit
card

loans.

In

addition,

commercial

and

financial

standby

letters

of

credit

as

of

June

30,

2024

amounted

to

approximately

$
80.5
million.
Contingencies
As

of

June

30,

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
73
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
excess

of

any

accrual)

will

be

incurred

in

connection

with

any

legal

contingencies,

the

Corporation

discloses

an

estimate

of

the
possible loss or

range of loss,

either individually or

in the aggregate,

as appropriate, if

such an estimate can

be made, or

discloses that
an estimate cannot be made. Based on the Corporation’s

assessment as of June 30, 2024, no such disclosures were necessary.
In 2023,

the FDIC

issued a

final rule

to impose

a special

assessment to

recover

certain estimated

losses to

the Deposit

Insurance
Fund (“DIF”)

arising from

the closures

of Silicon

Valley

Bank and

Signature Bank.

The estimated

losses will

be recovered

through
quarterly

special assessments

collected from

certain insured

depository

institutions, including

the Bank,

and collection

began

during
the

quarter

ended

June

30,

2024.

In

connection

with

updates

made

by

the

FDIC

to

the

initial

estimated

losses

to

the

DIF,

the
Corporation

recorded

charges

of

$
0.2

million

and

$
1.1

million

during

the

quarter

and

six-month

period

ended

June

30,

2024,
respectively,

in the

consolidated statements

of income

as part

of “FDIC

deposit

insurance”

expenses,

which increased

the estimated
FDIC special

assessment

to

$
7.4

million.

The Corporation

continues

to monitor

the

FDIC’s

estimated

loss to

the

DIF,

which

could
affect the amount of its accrued liability.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
74
NOTE 22 – FIRST BANCORP.

(HOLDING COMPANY

ONLY) FINANCIAL

INFORMATION
The following

condensed financial information

presents the financial

position of

First BanCorp.

at the holding

company level only
as of

June 30,

2024 and

December 31,

2023, and

the results

of its

operations

for the

quarters and

six-month periods

ended June

30,
2024 and 2023:

Statements of Financial Condition
As of June 30, As of December 31,
2024 2023
(In thousands)
Assets
Cash and due from banks $
10,516
$
11,452
Other investment securities
1,275
825
Investment in First Bank Puerto Rico, at equity
1,617,826
1,627,172
Investment in First Bank Insurance Agency,

at equity
22,378
18,376
Investment in FBP Statutory Trust I
1,289
1,289
Investment in FBP Statutory Trust II
3,561
3,561
Dividends receivable
1,405
713
Other assets
590
476

Total assets
$
1,658,840
$
1,663,864
Liabilities and Stockholders’ Equity
Liabilities:
Long-term borrowings

$
161,700
$
161,700
Accounts payable and other liabilities
5,680
4,555

Total liabilities
167,380
166,255
Stockholders’ equity
1,491,460
1,497,609

Total liabilities and stockholders’

equity
$
1,658,840
$
1,663,864

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
75

Statements of Income

Quarter Ended

Six-Month Period Ended
June 30, June 30,
2024 2023 2024 2023
(In thousands)
Income

Interest income on money market investments

$
87
$
57
$
150
$
110

Dividend income from banking subsidiaries
81,232
78,932
162,149
157,802

Dividend income from nonbanking subsidiaries
-
12,000
-
12,000

Gain on early extinguishment of debt
-
1,605
-
1,605

Other income
100
101
201
203

Total income
81,419
92,695
162,500
171,720
Expense

Interest expense on long-term borrowings
3,336
3,409
6,686
6,790

Other non-interest expenses
463
462
902
872

Total expense
3,799
3,871
7,588
7,662
Income before income taxes and equity in undistributed

earnings of subsidiaries
77,620
88,824
154,912
164,058
Income tax expense
-
-
1
1
Equity in undistributed earnings of subsidiaries

(distributions in excess of earnings)
(1,782)
(18,169)
(5,615)
(22,704)
Net income $
75,838
$
70,655
$
149,296
$
141,353
Other comprehensive income (loss), net of tax
10,560
(54,837)
(4,505)
32,391
Comprehensive income $
86,398
$
15,818
$
144,791
$
173,744

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
EXECUTIVE SUMMARY
First BanCorp. is

a diversified financial

holding company headquartered

in San Juan, Puerto

Rico, offering

a full range of

financial
products to

consumers and

commercial customers

through various

subsidiaries. First

BanCorp.

is the

holding company

of FirstBank
Puerto

Rico

(“FirstBank”

or the

“Bank”)

and

FirstBank

Insurance

Agency.

Through

its wholly

-owned

subsidiaries,

the Corporation
operates

in

Puerto

Rico,

the

United

States

Virgin

Islands

(“USVI”),

the

British

Virgin

Islands

(“BVI”),

and

the

state

of

Florida,
concentrating on

commercial banking,

residential mortgage loans,

credit cards, personal

loans, small loans,

auto loans and

leases, and
insurance agency activities.
Recent Developments
Economy and Market Update
The U.S. economy

grew faster than

expected for

the second quarter

of 2024

with a growth

in Gross Domestic

Product (“GDP”)

of
2.8% driven

by solid

gains in

consumer spending

and business

investment. Inflation

continues to

show progress

towards the

Federal
Reserve

(the

“FED”) inflation

target

of 2%.

The Commerce

Department’s

Bureau

of Economic

Analysis

reported

on July

26,

2024
that the

Personal Consumption

Expenditure (“PCE”)

price index

for the

month of

June 2024,

edged up

just 0.1%

from the

previous
month,

putting

the

year-over-year

increase

at

2.5%,

after

a

rise

of

2.6%

in

May.

The

FED

voted

to

leave

the

federal

funds

rate
unchanged

in its

July 2024

meeting, but

market expectations

are for

the FED

to start

cutting rates

in the

second half

of 2024

as the
inflation rate seems to be moving steadily towards the FED’s

2% target.
As it

relates to

Puerto Rico,

our main

operating market,

the economy

continues to

benefit from

a high

level of

federal support

for
reconstruction

activities.

The

labor

market

remains

strong

with

unemployment

reaching

5.8%

for

the

month

of

May

2024

and
passenger activity through June 2024 up 10% year-to-date

when compared to 2023.
The Corporation

closed the first

half of

the year with

another quarter

of solid

operating performance

across most

franchise metrics
and remain

s

highly encouraged

by its

loan growth

prospects throughout

the rest

of the

year.

Assuming current

interest rates,

the net
interest margin

reached its inflection

point in the

first quarter of

2024 and, as

such, the Corporation

expects the net

interest margin

to
continue

to

increase

for

the

remainder

of

the

year.

The

Corporation

believes

it

should

continue

to

benefit

from

sizable

repricing
opportunities,

such

as the

ability to

redeploy

cash

inflows from

repayments

into loans

or into

higher

yielding

securities, which

will
fully materialize in the first quarter of 2025, coupled with the expected gradual easing in deposit costs.
Moreover, loans

continued to grow in

the second quarter of 2024

driven by growth across

all business segments.

Even though asset
quality

remained

stable,

the

Corporation

continues

to

see

early

delinquency

and

charge-off

trends

within

the

consumer

loans

and
finance leases portfolio returning to historical levels.
Return of Capital to Shareholders
In

the

second

quarter

of

2024,

the

Corporation

returned

approximately

$76.3

million,

or

over

100%

of

second

quarter

2024
earnings,

to

its

shareholders

through

$50.0

million

in

repurchases

of

common

stock

and

the

payment

of

$26.3

million

in

common
stock

dividends.

As

of

June

30,

2024,

the

Corporation

has

remaining

authorization

to

repurchase

approximately

$50.0

million

of
common stock.

Furthermore, on

July 22,

2024, the

Corporation announced

that its

Board of

Directors approved

a new

repurchase program,

under
which

the

Corporation

may

repurchase

up

to

an

additional

$250

million

that

could

include

repurchases

of

common

stock

or

junior
subordinated

debentures,

which

it

expects

to

execute

through

the

end

of

the

fourth

quarter

of

2025.

The

repayment

of

its

junior
subordinated

debentures

will represent

an immediate

earnings per

share accretion

opportunity

and

will result

in

a simplified

capital
structure.
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

and (iii) income taxes. For more

information regarding
valuation

of financial

instruments and

income tax

policies, assumptions,

and judgments,

see “Critical

Accounting

Estimates” in

Part
II,

Item

7,

“Management’s

Discussion

and

Analysis

of

Financial

Condition

and

Results

of

Operations

(“MD&A”),”

in

the

2023
Annual

Report

on

Form

10-K.

The

“Risk

Management

–

Credit

Risk

Management”

section

of

this

MD&A

details

the

policies,
assumptions, and

judgments related

to the

ACL. Actual

results could

differ

from estimates

and assumptions

if different

outcomes or
conditions prevail.
Overview of Results of Operations
The

Corporation’s

results

of operations

depend

primarily

on

its

net

interest

income,

which

is

the

difference

between

the

interest
income

earned

on

its

interest-earning

assets,

including

investment

securities

and

loans,

and

the

interest

expense

incurred

on

its
interest-bearing

liabilities,

including

deposits

and

borrowings.

Net

interest

income

is

affected

by

various

factors,

including

the
following:

(i)

the

interest

rate

environment;

(ii)

the

volumes,

mix,

and

composition

of

interest-earning

assets,

and

interest-bearing
liabilities; and

(iii) the

repricing

characteristics of

these assets

and liabilities.

The Corporation

’s

results of

operations also

depend on
the

provision

for

credit

losses,

non-interest

expenses

(such

as

personnel,

occupancy,

professional

service

fees,

the

FDIC

insurance
premium,

and

other

costs),

non-interest

income

(mainly

service

charges

and

fees

on

deposits,

cards

and

processing

income,

and
insurance income), gains (losses) on mortgage banking activities, and income taxes.
For

the

quarter

and

six-month

period

ended

June

30,

2024,

the

Corporation

had

net

income

of

$75.8

million

($0.46

per

diluted
common

share)

and

$149.3

million

($0.90

per

diluted

common

share),

respectively,

compared

to

$70.7

million

($0.39

per

diluted
common share) and $141.4 million ($0.78 per diluted

common share), respectively,

for the comparable periods in 2023. Other relevant
selected financial indicators for the periods presented are included below:
Quarter Ended June 30, Six-Month Period Ended June 30,
2024 2023 2024 2023
Key Performance Indicator:
(1)
Return on Average

Assets
(2)
1.61% 1.51% 1.59% 1.53%
Return on Average

Common Equity
(3)
20.80 19.66 20.17 20.31
Efficiency Ratio
(4)
51.23 47.83 51.84 48.60
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

The key drivers of the Corporation’s

GAAP financial results for the quarter ended

June 30, 2024, compared to the

second quarter of
2023, include the following:
●
Net

interest

income

for

the

quarter

ended

June

30,

2024

remained

relatively

flat

at

$199.6

million,

compared

to

$199.8
million for

the second

quarter of

2023, mainly

driven by

an increase

in interest

expense due

to higher

rates paid

on interest-
bearing deposits

given the

higher interest

rate environment

and change

in deposit

mix, almost

entirely offset

by a

change in
asset mix resulting

from the deployment

of cash flows

from lower-yielding

investment securities to

fund loan growth

as well
as the

effect of

the higher

interest rate

environment on

commercial and

consumer loans

yields. See “Results

of Operations

–
Net Interest Income”

below for additional information.
●
The provision for credit

losses on loans, finance

leases, unfunded loan commitments

and debt securities for the

quarter ended
June 30,

2024 was

$11.6

million,

compared to

$22.0 million

for the

second quarter

of 2023.

The decrease

in the

provision
expense was driven by a reduction in the provision

for the commercial and construction loan portfolio

due to an improvement
on the economic outlook

of certain macroeconomic

variables, particularly in variables

associated with commercial

real estate
property

performance,

and

a

reduction

in

the

provision

for

the

residential

mortgage

loan

portfolio

associated

with

updated
historical

loss

experience,

partially

offset

by

increases

in

delinquency

levels

in

the

consumer

loans

and

finance

leases
portfolio.
Net charge-offs

totaled $21.0 million

for the quarter

ended June 30,

2024, or 0.69%

of average loans

on an annualized

basis,
compared

to

$19.3

million,

or

an

annualized

0.67%

of

average

loans,

for

the

second

quarter

of

2023.

The

increase

in

net
charge-offs was

mainly due to

an increase

in consumer loans

and finance

leases net charge-offs,

partially offset

by the effect
during the

second quarter

of 2023

of a

$6.2 million

charge-off

recorded on

a C&I

participated loan

in the

Florida region

in
the power generation

industry. See

“Results of Operations

– Provision for

Credit Losses” and

“Risk Management” below

for
analyses of the ACL and non-performing assets and related ratios.
●
The

Corporation

recorded

non-interest

income

of

$32.0

million

for

the

quarter

ended

June

30,

2024,

compared

to

$36.3
million

for

the second

quarter of

2023.

Non-interest

income for

the

second quarter

of 2023

included

the following

Special
Items: a

$3.6 million

gain recognized

from a

legal settlement

and a

$1.6 million

gain on

the repurchase

of $21.4

million in
junior subordinated debentures. See “Results of Operations – Non-Interest

Income”

below for additional information.

●
Non-interest

expenses

for

the

quarter

ended

June

30,

2024

increased

by

$5.8

million

to

$118.7

million

reflecting,

among
other things, a

$3.1 million increase in

employees’ compensation and

benefits expenses mainly

driven by annual

salary merit
increases,

a

$1.1

million

increase

in

credit

and

debit

card

processing

fees

due

to

higher

transactional

volumes,

and

a

$1.1
million increase

in charges

for legal and

operational reserves, partially

offset by

a $1.6 million

increase in net

gains on other
real estate owned (“OREO”)

operations, mainly driven

by a $2.3 million

realized gain on the

sale of a commercial

real estate
OREO

property

in

the

Puerto

Rico

region.

See

“Results

of

Operations

–

Non-Interest

Expenses”

below

for

additional
information.

●
Income tax expense decreased to

$25.5 million for the second quarter of

2024, compared to $30.3 million for

the same period
in 2023,

driven by a lower estimated

effective tax rate.

The Corporation’s

estimated effective tax

rate, excluding entities with
pre-tax losses

from which

a tax

benefit cannot

be recognized

and discrete

items, decreased

to 24.1%

for the

first half

2024,
compared

to

30.1%

for

the

same

period

of

2023,

due

to

the

Corporation

engaging

in

certain

business

activities

with
preferential

tax treatment

under the

PR Tax

Code during

the fourth

quarter of

2023 which

resulted

in a

lower effective

tax
rate

for

the year

2023.

See

“Income Taxes”

below

and

Note 16

– “Income

Taxes,”

to the

unaudited

consolidated

financial
statements herein for additional information.

●
As

of

June

30,

2024,

total

assets were

approximately

$18.9

billion,

a

decrease

of

$28.2

million

from

December

31,

2023,
primarily related to

repayments of investment

securities and a decrease

in cash and cash

equivalents in part due

to a decrease
in total deposits,

partially offset by an increase in total loans.
●
As of June 30, 2024, total liabilities were $17.4 billion,

a decrease of $22.0 million from December 31, 2023, which

reflects a
$27.0 million decrease in

total deposits. See “Risk Management

– Liquidity Risk” below

for additional information about

the
Corporation’s funding

sources and strategy.
●
The Bank’s

primary sources of funding

are consumer and commercial

core deposits, which exclude

government deposits and
brokered CDs. As of June 30, 2024

,

these core deposits, amounting to $12.7

billion, funded 67.30% of total assets.

Excluding
fully

collateralized

government

deposits,

estimated

uninsured

deposits

amounted

to

$4.5

billion

as

of

June

30,

2024.

In
addition to

approximately $1.9

billion in

cash and

free high-quality

liquid assets,

the Bank

maintains borrowing

capacity at
the FHLB

and the

FED’s

Discount Window.

As of

June 30,

2024, the

Corporation had

approximately $2.5

billion available

for

funding

under

the

FED’s

Discount

Window

and

$
968.1

million

available

for

additional

borrowing

capacity

on

FHLB
lines of

credit based

on collateral

pledged

at these

entities. On

a combined

basis, as

of June

30, 2024,

the Corporation

had
$6.0 billion,

or 132%

of estimated

uninsured deposits,

available to

meet liquidity

needs. See

“Risk Management

– Liquidity
Risk” below for additional information about the Corporation’s funding sources and strategy.
●
As of June 30,

2024, the Corporation’s

total stockholders’ equity

was $1.5 billion, a

decrease of $6.1 million

from December
31,

2023.

The

decrease

was

driven

by

$100.0

million

in

common

stock

repurchases

under

the

2023

stock

repurchase
program,

common stock dividends

declared in the

first half of

2024 totaling $53.4

million or $0.32

per common share,

and a
$4.5

million

decrease

in

the

fair

value

of

available-for-sale

debt

securities

recorded

as

part

of

accumulated

other
comprehensive

loss

in

the

consolidated

statements

of

financial

condition.

These

variances

were

partially

offset

by

the

net
income

generated

in the

first half

of 2024.

The Corporation’s

CET1 capital,

tier 1

capital, total

capital, and

leverage ratios
were 15.77%, 15.77%, 18.21%,

and 10.63%, respectively,

as of June 30, 2024,

compared to CET1 capital, tier

1 capital, total
capital,

and

leverage

ratios

of

16.10%,

16.10%,

18.57%,

and

10.78%,

respectively,

as

of

December

31,

2023.

See

“Risk
Management – Capital” below for additional information.
●
Total

loan

production,

including

purchases,

refinancings,

renewals,

and

draws

from

existing

revolving

and

non-revolving
commitments,

increased

by

$51.0

million

to

$1.3

billion

for

the

quarter

ended

June

30,

2024,

as

compared

to

the

second
quarter of

2023, driven

by a

higher volume

of commercial

and construction

loan originations

in the

Puerto Rico

region.

See
“Results of Operations – Loan Production”

below for additional information.
●
Total

non-performing assets

were $126.9

million as of

June 30,

2024, an

increase of $1.0

million, from

December 31,

2023,
driven by

a $12.5

million increase

in total

nonaccrual loans

held for

investment mainly

due to

the inflow

of a

$16.5 million
commercial relationship

in the food

retail industry

in the

Puerto Rico region,

partially offset

by an

$11.0

million decrease in
the OREO portfolio balance

in the Puerto Rico region,

mainly attributable to the

sale of a $5.3 million

commercial real estate
OREO property

and sales of

residential OREO

properties.

See “Risk

Management –

Nonaccrual Loans

and Non-Performing
Assets” below for additional information.
●
Adversely

classified

commercial

and

construction

loans

increased

by

$19.3

million

to

$86.8

million

as

of

June

30,

2024,
compared

to

December

31,

2023,

also

driven

by

the

aforementioned

inflow

to

nonaccrual

status

of

a

$16.5

million
commercial

relationship

in

the

Puerto

Rico

region

and

the

downgrade

of

a

$5.1

million

commercial

mortgage

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

Adjusted Net Income,

Adjusted Non-Interest Income, and Adjusted Non-Interest

Expenses
To

supplement the

Corporation’s

financial statements

presented in

accordance with

GAAP,

the Corporation

uses, and believes

that
investors

benefit

from

disclosure

of,

non-GAAP

financial

measures

that

reflect

adjustments

to

net

income,

non-interest

income

and
non-interest expenses

to exclude

items that

management believes

are not

reflective of

core operating

performance (“Special

Items”).
The financial results for the quarters and six-month periods ended

June 30, 2024 and 2023 included the following Special Items:
Quarter and Six-Month Period Ended June 30, 2024
-
Charges

of $0.2

million ($0.

1

million

after-tax,

calculated based

on the

statutory tax

rate of

37.5%)

and $1.1

million ($0.

7
million

after-tax,

calculated

based

on

the

statutory

tax

rate

of

37.5%)

were

recorded

in

the

quarter

and

six-month

period
ended

June

30,

2024,

respectively,

to

increase

the

initial

estimated

FDIC

special

assessment

resulting

from

the

FDIC’s
updates

related

to

the

loss

estimate

in

connection

with

losses

to

the

Deposit

Insurance

Fund

associated

with

protecting
uninsured

deposits

following

the

failures

of

certain

financial

institutions

during

the

first

half

of

2023.

The

aforementioned
charges

increased

the

estimated

FDIC

special

assessment

for

a

total

of

$7.4

million,

which

was

the

revised

estimated

loss
reflected in the FDIC invoice

for the first quarterly collection

period with a payment date of

June 28, 2024. The FDIC special
assessment is reflected in the consolidated statements of income as part of “FDIC deposit insurance” expenses.
Quarter and Six-Month Period Ended June 30, 2023
-
A

$3.6

million

($2.3

million

after-tax,

calculated

based

on

the

statutory

tax

rate

of

37.5%)

gain

recognized

from

a

legal
settlement reflected in the consolidated statements of income as part of other non

-interest income.
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

trust

preferred

securities.

The

7.5%

discount

resulted

in

the

gain

of

$1.6

million.

The gain,
realized at the holding company level, had no effect on

the income tax expense in 2023.
Adjusted Net

Income

– The

following table

reconciles for

the quarters

and six-month

periods ended

June 30,

2024 and

2023, net
income to adjusted net income, a non-GAAP financial measure that excludes the Special Items identified above.
Quarter Ended June 30, Six-Month Period Ended June 30,
2024 2023 2024 2023
(In thousands)
Net income, as reported (GAAP) $ 75,838 $ 70,655 $ 149,296 $ 141,353
Adjustments:

FDIC special assessment expense 152 - 1,099 -
Gain recognized from a legal settlement - (3,600) - (3,600)
Gain on early extinguishment of debt - (1,605) - (1,605)
Income tax impact of adjustments
(1)
(57) 1,350 (412) 1,350
Adjusted net income (Non-GAAP) $ 75,933 $ 66,800 $ 149,983 $ 137,498
(1)
See “Adjusted Net Income, Adjusted Non-Interest Income, and

Adjusted Non-Interest Expenses” above for the individual tax impact related to the above adjustments, which were based
on the Puerto Rico statutory tax rate of 37.5%, as applicable.

RESULTS

OF OPERATIONS
Net Interest Income
Net interest

income is

the excess of

interest earned

by First BanCorp.

on its interest-earning

assets over

the interest

incurred on its
interest-bearing

liabilities.

First

BanCorp.’s

net

interest

income

is

subject

to

interest

rate

risk

due

to

the

repricing

and

maturity
mismatch

of

the

Corporation’s

assets

and

liabilities.

In

addition,

variable

sources

of

interest

income,

such

as

loan

fees,

periodic
dividends, and

collection of

interest in

nonaccrual loans,

can fluctuate

from period

to period.

Net interest

income for

the quarter

and
six-month period

ended June

30, 2024

was $199.6

million and

$396.1 million,

respectively,

compared to

$199.8 million

and $400.7
million

for

the

comparable

periods

in

2023,

respectively.

On

a

tax-equivalent

basis

and

excluding

the

changes

in

the

fair

value

of
derivative instruments,

net interest

income for

the quarter

and six-month

period ended

June 30,

2024 was

$204.5 million

and $405.8
million, respectively,

compared to $205.4 million and $412.6 million for the comparable periods in 2023, respectively.
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

“Non-GAAP
Financial Measures and Reconciliations” above.
Part I
Average volume Interest income (1)

/ expense
Average rate (1)
Quarter ended June 30, 2024 2023 2024 2023 2024 2023
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 667,564 $ 617,356 $ 9,060 $ 7,880 5.44% 5.12%
Government obligations
(2)
2,619,778 2,909,204 8,947 10,973 1.37% 1.51%
MBS 3,359,598 3,757,425 14,339 17,087 1.71% 1.82%
FHLB stock 34,032 36,265 818 780 9.64% 8.63%
Other investments 17,637 13,739 244 58 5.55% 1.69%
Total investments
(3)
6,698,609 7,333,989 33,408 36,778 2.00% 2.01%
Residential mortgage loans 2,807,639 2,808,465 40,686 39,864 5.81% 5.69%
Construction loans 245,219 149,783 4,955 2,903 8.10% 7.77%
C&I and commercial mortgage loans 5,528,607 5,191,040 100,919 89,290 7.32% 6.90%
Finance leases 873,908 769,316 17,255 14,714 7.92% 7.67%
Consumer loans 2,817,443 2,672,912 79,888 74,192 11.37% 11.13%
Total loans
(4)(5)
12,272,816 11,591,516 243,703 220,963 7.96% 7.65%

Total interest-earning assets
$ 18,971,425 $ 18,925,505 $ 277,111 $ 257,741 5.86% 5.46%
Interest-bearing liabilities:
Time deposits $ 3,002,159 $ 2,511,504 $ 26,588 $ 15,667 3.55% 2.50%
Brokered certificates of deposit (“CDs”) 676,421 333,557 8,590 3,761 5.09% 4.52%
Other interest-bearing deposits 7,528,378 7,517,995 28,493 22,176 1.52% 1.18%
Securities sold under agreements to repurchase - 101,397 - 1,328 - % 5.25%
Advances from the FHLB 500,000 534,231 5,610 6,048 4.50% 4.54%
Other borrowings 161,700 177,701 3,336 3,409 8.27% 7.69%
Total interest-bearing liabilities $ 11,868,658 $ 11,176,385 $ 72,617 $ 52,389 2.45% 1.88%
Net interest income on a tax-equivalent basis and excluding
valuations - non-GAAP $ 204,494 $ 205,352
Interest rate spread 3.41% 3.58%
Net interest margin 4.32% 4.35%

Part I
Average volume Interest income
(1)

/ expense
Average rate
(1)
Six-Month Period Ended June 30, 2024 2023 2024 2023 2024 2023
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 600,655 $ 511,392 $ 16,314 $ 12,530 5.45% 4.94%
Government obligations
(2)
2,651,974 2,909,587 18,000 21,738 1.36% 1.51%
MBS 3,405,445 3,810,491 29,577 36,483 1.74% 1.93%
FHLB stock 34,334 38,539 1,672 1,201 9.77% 6.28%
Other investments 17,094 13,441 310 197 3.64% 2.96%
Total investments
(3)
6,709,502 7,283,450 65,873 72,149 1.97% 2.00%
Residential mortgage loans 2,808,972 2,821,779 81,159 79,658 5.79% 5.69%
Construction loans 232,036 147,923 9,492 5,579 8.20% 7.61%
C&I and commercial mortgage loans 5,516,695 5,179,448 199,993 175,175 7.27% 6.82%
Finance leases 868,796 752,501 34,382 28,523 7.94% 7.64%
Consumer loans 2,813,829 2,654,008 159,528 145,406 11.37% 11.05%
Total loans
(4)(5)
12,240,328 11,555,659 484,554 434,341 7.94% 7.58%

Total interest-earning assets
$ 18,949,830 $ 18,839,109 $ 550,427 $ 506,490 5.83% 5.42%
Interest-bearing liabilities:
Time deposits $ 2,947,257 $ 2,427,399 $ 50,998 $ 26,449 3.47% 2.20%
Brokered CDs 713,091 250,588 18,270 5,348 5.14% 4.30%
Other interest-bearing deposits 7,531,361 7,531,374 57,428 39,692 1.53% 1.06%
Securities sold under agreements to repurchase - 96,229 - 2,397 - % 5.02%
Advances from the FHLB 500,000 581,436 11,220 13,224 4.50% 4.59%
Other borrowings 161,700 180,715 6,686 6,790 8.29% 7.58%
Total interest-bearing liabilities $ 11,853,409 $ 11,067,741 $ 144,602 $ 93,900 2.45% 1.71%
Net interest income on a tax-equivalent basis and excluding
valuations - non-GAAP $ 405,825 $ 412,590
Interest rate spread 3.38% 3.71%
Net interest margin 4.29% 4.42%
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
(4)
Average loan balances include

the average of nonaccrual loans.
(5)
Interest income

on loans

includes $3.1

million and

$2.9 million

for the

quarters ended

June 30,

2024 and

2023, respectively,

and $6.3

million and

$6.0 million

for the

six-month periods
ended June 30, 2024 and 2023, respectively,

of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II Quarter Ended June 30, Six-Month Period Ended June 30,
2024 Compared to 2023 2024 Compared to 2023
Variance due to: Variance due to:
Volume Rate Total Volume Rate Total
(In thousands)
Interest income on interest-earning assets:
Money market and other short-term investments $ 664 $ 516 $ 1,180 $ 2,333 $ 1,451 $ 3,784
Government obligations (1,039) (987) (2,026) (1,841) (1,897) (3,738)
MBS (1,739) (1,009) (2,748) (3,690) (3,216) (6,906)
FHLB stock (51) 89 38 (168) 639 471
Other investments 21 165 186 60 53 113
Total investments (2,144) (1,226) (3,370) (3,306) (2,970) (6,276)
Residential mortgage loans (12) 834 822 (366) 1,867 1,501
Construction loans 1,923 129 2,052 3,394 519 3,913
C&I and commercial mortgage loans 5,990 5,639 11,629 11,813 13,005 24,818
Finance leases 2,053 488 2,541 4,547 1,312 5,859
Consumer loans 4,074 1,622 5,696 8,944 5,178 14,122
Total loans 14,028 8,712 22,740 28,332 21,881 50,213
Total interest income $ 11,884 $ 7,486 $ 19,370 $ 25,026 $ 18,911 $ 43,937
Interest expense on interest-bearing liabilities:
Time deposits $ 3,469 $ 7,452 $ 10,921 $ 6,576 $ 17,973 $ 24,549
Brokered CDs 4,301 528 4,829 11,609 1,313 12,922
Other interest-bearing deposits 31 6,286 6,317 - 17,736 17,736
Securities sold under agreements to repurchase (1,328) - (1,328) (2,397) - (2,397)
Advances from the FHLB (384) (54) (438) (1,823) (181) (2,004)
Other borrowings (319) 246 (73) (750) 646 (104)
Total interest expense 5,770 14,458 20,228 13,215 37,487 50,702
Change in net interest income $ 6,114 $ (6,972) $ (858) $ 11,811 $ (18,576) $ (6,765)
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
Quarter Ended Six-Month Period Ended
June 30, June 30,
2024 2023 2024 2023
(Dollars in thousands)
Interest income - GAAP $ 272,245 $ 252,204 $ 540,750 $ 494,600
Unrealized (gain) loss on derivative instruments - (3) (2) 3
Interest income excluding valuations - non-GAAP 272,245 252,201 540,748 494,603
Tax-equivalent adjustment 4,866 5,540 9,679 11,887
Interest income on a tax-equivalent basis

and excluding valuations - non-GAAP
$ 277,111 $ 257,741 $ 550,427 $ 506,490
Interest expense - GAAP $ 72,617 $ 52,389 $ 144,602 $ 93,900
Net interest income - GAAP $ 199,628 $ 199,815 $ 396,148 $ 400,700
Net interest income excluding valuations - non-GAAP $ 199,628 $ 199,812 $ 396,146 $ 400,703
Net interest income on a tax-equivalent basis

and excluding valuations - non-GAAP
$ 204,494 $ 205,352 $ 405,825 $ 412,590
Average Balances

Loans and leases $ 12,272,816 $ 11,591,516 $ 12,240,328 $ 11,555,659
Total securities, other short-term investments and interest-bearing cash balances
6,698,609 7,333,989 6,709,502 7,283,450
Average Interest-Earning Assets $ 18,971,425 $ 18,925,505 $ 18,949,830 $ 18,839,109
Average Interest-Bearing Liabilities $ 11,868,658 $ 11,176,385 $ 11,853,409 $ 11,067,741
Average Assets
(1)
$ 18,884,431 $ 18,788,578 $ 18,871,365 $ 18,673,506
Average Non-Interest-Bearing Deposits $ 5,351,308 $ 5,968,892 $ 5,329,920 $ 5,983,896
Average Yield/Rate
Average yield on interest-earning assets - GAAP 5.76% 5.35% 5.72% 5.29%
Average rate on interest-bearing liabilities - GAAP 2.45% 1.88% 2.45% 1.71%
Net interest spread - GAAP 3.31% 3.47% 3.27% 3.58%
Net interest margin - GAAP 4.22% 4.23% 4.19% 4.29%
Average yield on interest-earning assets excluding valuations

- non-GAAP
5.76% 5.35% 5.72% 5.29%
Average rate on interest-bearing liabilities 2.45% 1.88% 2.45% 1.71%
Net interest spread excluding valuations

- non-GAAP
3.31% 3.47% 3.27% 3.58%
Net interest margin excluding valuations - non-GAAP 4.22% 4.23% 4.19% 4.29%
Average yield on interest-earning assets on a tax-equivalent basis and excluding
valuations - non-GAAP 5.86% 5.46% 5.83% 5.42%
Average rate on interest-bearing liabilities 2.45% 1.88% 2.45% 1.71%
Net interest spread on a tax-equivalent basis

and excluding valuations - non-GAAP
3.41% 3.58% 3.38% 3.71%
Net interest margin on a tax-equivalent basis and excluding

valuations - non-GAAP
4.32% 4.35% 4.29% 4.42%
(1) Includes, among other things, the ACL on loans and finance leases and debt securities, as well as unrealized gains and losses on available-for-sale debt securities.

Net interest income

amounted to $199.6

million for the quarter

ended June 30,

2024,

a decrease of $0.2

million, when compared

to
$199.8 million for same period in 2023. The $0.2 million decrease in net interest income was primarily due to:
●
A $20.2 million increase in interest expense on interest-bearing liabilities, consisting of:
-
A

$10.9

million

increase

in

interest

expense

on

time

deposits,

excluding

brokered

CDs,

of

which

$7.4

million

was
related to higher rates

paid on new issuances

and renewals, mainly on

non-government deposits, given

the overall higher
interest rate environment

,

and $3.5

million was driven

by a $490.7

million increase

in the average

balance.

The average
cost of time deposits in the second quarter

of 2024, excluding brokered CDs, increased 105

basis points (“bps”) to 3.55%
when compared to the same period in 2023.
-
A $6.3

million increase

in interest

expense on

interest-bearing

checking and

saving accounts,

also driven

by the

higher
interest rate environment

and primarily reflected on

public sector deposits. The

average cost of interest-bearing

checking
and

saving

accounts

increased

by

34

bps

to

1.52%

in

the

second

quarter

of

2024

as

compared

to

1.18%

in

the

same
period in

2023. Excluding

public sector

deposits, the

average cost

of interest-bearing

checking and

saving accounts

for
the second quarter of 2024 was 0.75%, compared to 0.70% for the same period a year ago.
-
A $4.8

million increase

in interest expense

on brokered

CDs, mainly

driven by

a $342.9

million increase

in the

average
balance.
Partially offset by:
- A
$1.8

million

decrease

in

interest

expense

on

borrowings,

mainly

due

to

a

$1.3

million

decrease

on

short-term
repurchase agreements, since they were not used as a funding source in the second quarter of 2024.
●
A $1.8 million decrease in interest

income from total investments,

consisting of a $3.0 million net decrease

in interest income
from investment securities, of which

$3.5 million was associated with

a $687.3 million decrease in the

average balance of the
debt

securities

portfolio,

partially

offset

by

a

$1.2

million

increase

in

interest

income

from

interest-bearing

cash

balances,
which

consisted

primarily

of

cash

balances

deposited

at

the

FED,

of

which

$0.6

million

was

driven

by

a

$50.2

million
increase in the average balance, and $0.6

million was due to the effect of higher market interest rates.
Partially offset by:
●
A $21.8

million increase in interest income on loans including:
-
A $12.8

million

increase

in

interest income

on

commercial

and

construction

loans,

driven

by

an $8.3

million

increase
associated

with

a

$433.0

million

increase

in

the

average

balance,

and

a

$4.5

million

increase

related

to

the

effect

of
higher market interest rates on the upward repricing of variable-rate loans and on new loan originations.
As of June 30, 2024, the

interest rate on approximately 54%

of the Corporation’s

commercial and construction loans was
tied to

variable rates,

with 32%

based upon

SOFR of

3 months

or less,

13% based

upon the

Prime rate

index, and

9%
based

on

other

indexes.

For

the

second

quarter

of

2024,

the

average

one-month

SOFR

increased

29

bps,

the

average
three-month SOFR increased 23 bps, and the average Prime rate increased

34 bps, compared to the average rates for such
indexes during the second quarter of 2023.
-
An

$8.2

million

increase

in

interest

income

on

consumer

loans and

finance

leases,

primarily

associated

with

a

$249.1
million increase in the average balance

of this portfolio,

mainly auto loans and finance leases,

under a higher interest rate
environment.

Net interest

income

amounted

to $396.1

million

for the

six-month period

ended June

30, 2024,

a decrease

of $4.6

million, when
compared to $400.7 million for same period in 2023. The $4.6 million decrease in net interest income was primarily due to:
●
A $50.7 million increase in interest expense on interest-bearing liabilities, consisting of:
-
A

$24.6

million

increase

in

interest

expense

on

time

deposits,

excluding

brokered

CDs,

of

which

$18.0

million

was
related to higher

rates paid in

the first half

of 2024 on

new issuances and

renewals,

mainly on non-government

deposits,
also associated with the higher

interest rate environment,

and $6.6 million was driven

by a $519.9 million increase

in the
average balance. The

average cost of time

deposits for the

first half of 2024,

excluding brokered CDs,

increased 127 bps
to 3.47% when compared to the same period in 2023.
-
A $17.7 million

increase in interest expense

on interest-bearing checking

and saving accounts,

also related to

the overall
higher interest

rate environment. The

average cost of

interest-bearing checking

and saving accounts

increased by

47 bps
to 1.53%

for the

first half

of 2024

as compared

to 1.06%

for 2023,

mostly driven

by government

deposits in

the Puerto
Rico region.

Excluding government

deposits, the

average cost

of interest-bearing

checking and

savings accounts

for the
first half of 2024 was 0.75%, compared to 0.65% for 2023.
-
A $12.9

million

increase

in

interest expense

on brokered

CDs, driven

by

an increase

of

$462.5

million

in

the

average
balance.
Partially offset by:
-
A

$4.5

million

decrease

in

interest

expense

on

borrowings,

mainly

due

to

a

$2.4

million

decrease

on

short-term
repurchase agreements since

they were not used

as a funding source

in the first half of

2024, and a $2.0

million decrease
on advances from the FHLB, mainly associated with a decrease of $81.4 million in the average balance.
●
A $2.2 million decrease in interest

income from total investments,

consisting of a $6.0 million net decrease

in interest income
on investment

securities, of

which $7.0

million was

driven by

a $662.7

million decrease

in the

average balance

of the

debt
securities portfolio

,

partially offset

by a

$3.8 million

increase in

interest income

from interest-bearing

cash balances,

which
consisted primarily

of cash

balances deposited

at the

FED, of

which $2.3

million was

driven by

a $89.3

million increase

in
the average balance, and $1.5 million was due to the effect

of higher market interest rates.
Partially offset by:
● A $48.3 million increase in interest income on loans including:
-
A $26.8

million

increase

in

interest income

on

commercial

and

construction

loans,

driven

by

a

$16.3

million

increase
associated with a

$421.4 million increase

in the average

balance of this

portfolio, and a

$10.5 million increase

related to
the effect of higher market interest rates on the upward repricing of variable

-rate loans and on new loan originations.
-
A $20.0 million increase

in interest income on consumer

loans and finance leases, primarily

due to an increase of

$276.1
million

in

the

average

balance

of

this

portfolio,

mainly

auto

loans

and

finance

leases,

under

a

higher

interest

rate
environment.
Net

interest

margin

for

the

second

quarter

of

2024

remained

relatively

flat

at

4.22%,

compared

to

4.23%

for

the

same

period

in
2023.

For the

six-month

period ended

June 30,

2024, net

interest margin

decreased by

10 bps

to 4.19%,

compared to

4.29% for

the
same period in 2023.

The decrease in the

net interest margin

was driven by the

higher cost of funds

associated with the higher

interest
rate environment

combined

with a

change

in deposit

mix reflecting

a continued

migration

from non

-interest-bearing

and

other

low-
cost deposits to

higher-cost deposits.

These variances

were partially

offset by

a change

in asset mix

resulting from

the deployment

of
cash flows

from lower-yielding

investment securities

to fund

loan growth

as well

as the effect

of the higher

interest rate

environment
on commercial and consumer loans yields.

Provision for Credit Losses
The provision

for credit

losses consists of

provisions for

credit losses on

loans and

finance leases,

unfunded loan

commitments, as
well as the debt securities portfolio. The principal changes in the provision for credit losses by main categories follow:
Provision for credit losses for

loans and finance leases
The provision

for credit

losses for

loans and

finance leases

was $11.9

million for

the second

quarter of

2024, compared

to $20.8
million for the second quarter of 2023. The variances by major portfolio category were as follows:
●
Provision for credit losses for the

residential mortgage loan portfolio was

a net benefit of $10.6 million

for the second quarter
of 2024, compared

to a net benefit

of $3.5 million for

the second quarter of

2023. The net benefit

recorded during the second
quarter of 2024 was mainly

driven by updated historical

loss experience used for determining

the ACL estimate resulting in a
downward revision

of estimated loss

severities and lower

required reserve

levels. See Note

3 – “Loans

Held for Investment”
to

the

unaudited

consolidated

financial

statements

herein

for

additional

information

on

the

review

of

the

credit

models
completed by the Corporation during the second quarter of 2024.

●
Provision for credit

losses for the commercial

and construction loan portfolio

was a net benefit of

$4.2 million for the

second
quarter of 2024, compared

to an expense of

$10.2 million for the

second quarter of 2023.

The net benefit recorded

during the
second quarter of

2024 was mainly

driven by an

improvement on

the economic outlook

of certain macroeconomic

variables,
particularly in

variables associated

with commercial

real estate

property performance

,

and $1.2

million in

recoveries of

two
commercial loans

in the

Florida region.

Meanwhile, the

net expense

recorded during

the second

quarter of

2023 was

mainly
due to a deterioration in the forecasted commercial real estate (“CRE”) price index and the increase in size of this portfolio.
●
Provision for credit losses for the

consumer loans and finance leases portfolio

was an expense of $26.7 million

for the second
quarter of

2024, compared

to an expense

of $14.1

million for

the second

quarter of

2023. The

increase in

provision expense
was

mainly

driven

by

increases

in

delinquency

levels

and,

to

a

lesser

extent,

updated

historical

loss

experience

used

for
determining the

ACL estimate

resulting in

an upward

revision of

estimated loss

severities and

higher required

reserve levels
in the auto loans and finance leases portfolios.
The provision

for credit

losses for

loans and

finance leases

was $24.8

million for

the first

half of

2024, compared

to $37.0

million
for the same period of 2023. The variances by major portfolio category were as follows:
●
Provision for

credit losses

for the

residential mortgage

loan portfolio

was a

net benefit

of $11.1

million for

the first

half of
2024, compared

to a net

benefit of

$3.4 million

for the

same period

of 2023.

The increase

in net

benefit recorded

during the
first

half

of

2024

was

mainly

driven

by

the

aforementioned

updated

historical

loss

experience,

partially

offset

by

newly
originated loans that have a longer life.
●
Provision for

credit losses

for the

commercial and

construction loan

portfolios was

a net

benefit of

$7.0 million

for the

first
half of 2024,

compared to

an expense of

$10.7 million

for the same

period of 2023.

The net benefit

recorded during

the first
six months of 2024 was mainly driven

by recoveries of $5.0 million associated

with a C&I loan in the Puerto Rico

region and
the

aforementioned

$1.2

million

in

recoveries

in

the

Florida

region,

partially

offset

by

increased

volume.

Meanwhile,

the
expense recorded

during the

first six months

of 2023

was mainly

due to

a deterioration

in the

forecasted CRE

price index,

a
$6.2 million charge

associated with a

nonaccrual C&I participated

loan in the

Florida region and,

to a lesser

extent, portfolio
growth.
●
Provision

for

credit losses

for

the consumer

loan

and

finance leases

portfolio

was an

expense

of $42.9

million

for

the first
half of

2024, compared

to an

expense of

$29.7 million

for the

same period

of 2023.

The increase

in provision

expense was
mainly

driven

by

increases

in

delinquency

levels,

the

aforementioned

updated

historical

loss

experience,

and

increases

in
portfolio volumes,

partially offset

by a

$9.5 million

recovery associated

with the

aforementioned

bulk sale

of fully

charged-
off loans recorded during the first six months of 2024.

Provision for credit losses for

unfunded loan commitments
The provision

for

credit losses

for

unfunded

commercial

and

construction

loan

commitments and

standby

letters of

credit

for

the
second quarter

and the

first half

of 2024

was a

net benefit

of $0.4

million and

$0.1 million,

respectively,

compared to

an expense

of
$0.7 million and $0.6 million, respectively,

for the same periods in 2023.

Provision for credit losses for

held-to-maturity and available-for-sale debt securities
The provision

for credit

losses for

held-to-maturity

debt securities

was an

expense of

$32 thousand

and a

net benefit

$0.9 million
for the

second quarter

and first

half of

2024, respectively,

compared to

an expense

of $0.8

million and

$0.1 million,

respectively,

for
the same periods

in 2023. The net

benefit recorded during

the first half of

2024 was mostly driven

by improvements in the

underlying
updated

financial information

of a

Puerto Rico

municipal bond

issuer.

Meanwhile, the

provision recorded

during the

second quarter
and the first half of 2023 was mostly driven by higher exposure risk associated with the rising interest rate environment.
The provision

for credit losses

for available-for-sale

debt securities for

the second

quarter and

first half of

2024 was an

expense of
$60

thousand

and

a

net

benefit

of

$9

thousand,

respectively,

compared

to

a

net

benefit

of

$16

thousand

and

$25

thousand,
respectively, for the

same periods in 2023.

Non-Interest Income
Non-interest

income amounted

to $32.0

million for

the second

quarter of

2024, compared

to $36.3

million for

the same

period in
2023.

Non-interest income for the second

quarter of 2023 included

the following Special Items: the

$3.6 million gain recognized

from
a

legal

settlement,

included

as part

of

“other

non-interest

income,”

and

the

$1.6

million

gain

on

the

repurchase

of

$21.4

million

in
junior subordinated

debentures, included

as part of

“gain on early

extinguishment of

debt.” See “Non-GAAP

Financial Measures

and
Reconciliations” above for additional information.

On a non-GAAP basis, excluding the effect of

these Special Items, adjusted non-interest income increased by $0.9 million primarily due to a

$0.6 million

increase in revenues

from mortgage banking

activities, driven by

an increase in

the net realized

gain on sales

of
residential mortgage

loans in the

secondary market

due to higher

margins.

During the

second quarters

of 2024

and 2023,

net realized
gains of $1.

5

million and $0.9

million, respectively,

were recognized

as a result

of GNMA securitization

transactions and

whole loan
sales to U.S. GSEs amounting to $43.5 million and $51.8 million, respectively.
Non-interest

income for

the six-month

period ended

June 30,

2024 amounted

to $66.0

million, compared

to $68.8

million for

the
same period

in 2023.

On a

non-GAAP basis,

excluding the

effect of

the aforementioned

Special Items,

adjusted non-interest

income
increased by $2.4 million primarily due to:
●
A

$0.7

million

increase

in

card

and

processing

income,

mainly

in

merchant-related

fees

due

to

higher

transactional
volumes.
●
A $0.7 million increase in insurance commission income,

mainly related to higher contingent commissions.
●
A $0.6

million

increase

in

revenues

from

mortgage

banking

activities,

driven

by

an

increase

in

the

net

realized

gain

on
sales of residential mortgage

loans in the secondary

market due to higher

margins. During the first

six months of 2024

and
2023, net realized gains of $2.6 million and $2.0

million, respectively,

were recognized as a result of GNMA securitization
transactions and whole loan sales to U.S. GSEs amounting to $75.0 million and

$89.2 million, respectively.
●
A $0.6

million increase

in service

charges and

fees on

deposits accounts,

in part

due to

an increase

in the number

of cash
management transactions of commercial clients.

Non-Interest Expenses
Non-interest

expenses for

the quarter

ended June

30, 2024

amounted

to $118.7

million, compared

to $11

2.9 million

for the

same
period in

2023. The

efficiency ratio

for the second

quarter of

2024 was

51.23%, compared

to 47.83% for

the second

quarter of

2023.
Non-interest expenses for

the second quarter of

2024 include the $0.2

million additional FDIC special

assessment expense. See

“Non-
GAAP Financial Measures

and Reconciliations”

above for additional

information. On

a non-GAAP basis,

excluding the

effect of

this
Special Item, adjusted non-interest expenses increased by $5.6 million primarily due to:
● A
$3.1

million

increase

in employees’

compensation

and benefits

expenses,

driven by

annual

salary merit

increases

and
medical insurance premium costs.
● A
$1.1 million increase in credit and debit card processing fees, driven by higher transactional volumes.
●
A

$0.8

million

increase

in

professional

service

fees,

due

to

increases

of

$0.5

million

in

consulting

fees

driven

by
information technology infrastructure enhancements and $0.4 million in outsourced technology service fees.
●
A $0.8

million increase

in occupancy

and equipment

expenses, mainly

due to

increases in

maintenance charges,

partially
offset by a decrease in depreciation charges.
●
A

$0.7

million

increase

in

other

non-interest

expenses,

mainly

due

to

a

$1.1

million

increase

in

charges

for

legal

and
operational reserves, partially offset by a $0.2 million

decrease in net periodic cost of pension plans.
●
A $0.3 million increase in taxes, other than income taxes, primarily related to higher municipal license taxes.
● A $0.3 million increase in communication expenses.
Partially offset by:
● A
$1.6 million

increase in

net gains

on OREO

operations, driven

by the

aforementioned $2.3

million realized

gain on

the
sale

of

a

commercial

real

estate

OREO

property

in

the

Puerto

Rico

region,

which

more

than

offset

the

decrease

in

net
realized gains on sales of residential OREO properties in the Puerto Rico region.

Non-interest

expenses for

the six-month

period ended

June 30,

2024 amounted

to $239.6

million, compared

to $228.2

million for
the same period in 2023. The efficiency ratio for the first six months of 2024 was 51.84%, compared to 48.60% for the first six months of

2023.

Non-interest

expenses

for

the

six-month

period

ended

June

30,

2024

include

the

$1.1

million

additional

FDIC

special
assessment

expense.

See

“Non-GAAP

Financial

Measures

and

Reconciliations”

above

for

additional

information.

On a

non-GAAP
basis, excluding the effect of this Special Item, adjusted non-interest expenses

increased by $10.3 million primarily due to:
● A
$6.2

million

increase

in employees’

compensation

and benefits

expenses,

driven by

annual

salary merit

increases

and
increases

in

stock-based

compensation

expense

of

retirement-eligible

employees,

medical

insurance

premium

costs,

and
higher matching contributions to the employees’ retirement plan.
●
A

$1.5

million

increase

in

professional

service

fees,

due

to

increases

of

$1.4

million

in

consulting

fees

driven

by
information

technology

infrastructure

enhancements

and

$0.4

million

in

collections,

appraisals,

and

other

credit-related
fees, partially offset by a decrease of $0.3

million in outsourced technology service fees.
● A
$1.5 million increase in credit and debit card processing fees, driven by higher transactional volumes.
●
A

$0.9

million

increase

in

occupancy

and

equipment

expenses,

mainly

related

to

an

increase

in

maintenance

charges,
partially offset by a decrease in depreciation charges.
●
A

$0.6

million

increase

in

other

non-interest

expenses,

mainly

due

to

a

$1.0

million

increase

in

charges

for

legal

and
operational reserves, partially offset by a $0.3 million

decrease in net periodic cost of pension plans.
●
A $0.3 million increase in taxes, other than income taxes, primarily related to higher municipal license taxes.
Partially offset by:
● A
$1.1 million

increase in

net gains

on OREO

operations, driven

by the

aforementioned $2.3

million realized

gain on

the
sale

of

a

commercial

real

estate

OREO

property

in

the

Puerto

Rico

region,

which

more

than

offset

the

decrease

in

net
realized gains on sales of residential OREO properties in the Puerto Rico region.

Income Taxes
For the second quarter of 2024, the Corporation recorded an income tax expense of $25.5 million, compared to $30.3 million for the same period in

2023. For the

first six months of

2024, the Corporation

recorded an income

tax expense of

$49.5 million, compared

to
$62.2 million for the same period in 2023. The

decrease in income tax expense for the second quarter

and first six months of 2024 was
mainly driven

by a

lower effective

tax rate

as a

result of

the Corporation

engaging in

certain business

activities with

preferential

tax
treatment under

the PR Tax

Code during

the fourth quarter

of 2023

which resulted

in a lower

effective tax

rate for

the second

half of
2023 and for the year 2024.
The Corporation’s

annual estimated

effective

tax rate

for the

first six

months of

2024, excluding

entities from

which a

tax benefit
cannot be recognized

and discrete items, was

24.1%, compared to

30.1% for the same

period in 2023.

Based on current strategies,

the
Corporation

expects

that

the

effective

tax

rate

for

the

year

2024

will

be

around

24%.

The

estimated

effective

tax

rate

of

the
Corporation is impacted

by,

among other things,

the composition and

source of its

taxable income.

See Note 16

– “Income Taxes,

”

to
the unaudited consolidated financial statements herein for additional information.
As of June

30, 2024, the

Corporation had

a net deferred

tax asset of

$142.7 million, net

of a valuation

allowance of $141.1

million
against the deferred tax asset, compared to a net deferred tax asset of $150.1 million, net of a valuation allowance of $139.2 million, as
of December

31, 2023.

The decrease

in the

net deferred

tax asset

was mainly

related to

the usage

of alternative

minimum tax

credits
and the decrease

in the ACL. Meanwhile,

the increase in the

valuation allowance was

related primarily to changes

in the market value
of available-for-sale debt securities which resulted in an

equal change in the net deferred tax asset without impacting earnings.

Assets

The

Corporation’s

total

assets

were

$18.9

billion

as

of

June

30,

2024,

a

decrease

of

$28.2

million

from

December

31,

2023,
primarily related

to repayments of

investment securities and

a decrease in

cash and cash

equivalents,

partially offset

by an increase

in
total loans.
Loans Receivable, including Loans Held for Sale
As of June 30, 2024,

the Corporation’s

total loan portfolio before

the ACL amounted to $12.4

billion, an increase of

$203.0 million
compared

to

December

31,

2023.

In

terms

of

geography,

the

growth

consisted

of

increases

of

$98.5

million

in

the

Florida

region,
$97.7

million in

the Puerto

Rico region,

and $6.8

million in

the Virgin

Islands region.

On a

portfolio

basis, the

growth consisted

of
increases

of

$157.7

million

in

commercial

and

construction

loans

and

$54.3

million

in

consumer

loans,

primarily

auto

loans

and
finance leases, partially offset by a $9.0 million decrease

in residential mortgage loans.
As of

June

30,

2024,

the

Corporation’s

loans

held-for-investment

portfolio

was comprised

of

commercial

and

construction

loans
(48%),

consumer

and

finance

leases

(29%),

and

residential

real

estate

loans

(23%).

Of

the

total

gross

loan

portfolio

held

for
investment of $12.4 billion as of June 30, 2024, the Corporation had credit risk concentration of approximately 80% in the Puerto Rico region, 17% in the United States region (mainly

in the state of Florida), and 3% in the Virgin

Islands region, as shown in the following
table:

As of June 30, 2024 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,163,245 $ 161,057 $ 485,364 $ 2,809,666
Construction loans 160,093 3,681 22,183 185,957
Commercial mortgage loans 1,697,939 62,821 662,549 2,423,309
C&I loans 2,176,489 135,456 942,632 3,254,577

Total commercial loans
4,034,521 201,958 1,627,364 5,863,843
Consumer loans and finance leases 3,635,389 68,540 8,070 3,711,999

Total loans held for investment,

gross
$ 9,833,155 $ 431,555 $ 2,120,798 $ 12,385,508
Loans held for sale 10,392 - - 10,392

Total loans, gross
$ 9,843,547 $ 431,555 $ 2,120,798 $ 12,395,900
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
$ 9,738,504 $ 424,718 $ 2,022,261 $ 12,185,483
Loans held for sale 7,368 - - 7,368

Total loans, gross
$ 9,745,872 $ 424,718 $ 2,022,261 $ 12,192,851

Residential Real Estate Loans
As of

June 30,

2024,

the Corporation’s

total residential

mortgage

loan portfolio,

including

loans held

for sale,

decreased by

$9.0
million, as compared

to the balance as

of December 31, 2023.

The decline in the

residential mortgage loan portfolio

reflects decreases
of $21.6 million in the Puerto Rico region and $7.0

million in the Virgin

Islands region, partially offset by an increase of

$19.6 million
in the Florida

region. The decline

was driven by

repayments, which more

than offset the

volume of new

loan originations kept

on the
balance sheet.

Approximately 50%

of the

$160.3 million

residential mortgage

loan originations

in the

Puerto Rico

region during

the
first six

months of

2024 consisted

of conforming

loans, compared

to 58%

of the

$150.0 million

originated for

the first

six months

of
2023.

As of June 30,

2024, the majority

of the Corporation’s

outstanding balance of

residential mortgage loans

in the Puerto Rico and

the
Virgin

Islands regions consisted

of fixed-rate loans

that traditionally carry

higher yields than

residential mortgage

loans in the Florida
region.

In

the

Florida

region,

approximately

37%

of

the

residential

mortgage

loan

portfolio

consisted

of

hybrid

adjustable-rate
mortgages. In

accordance with

the Corporation’s

underwriting guidelines,

residential mortgage

loans are

primarily fully

documented
loans, and the Corporation does not originate negative amortization loans.
Commercial and Construction Loans
As of

June 30,

2024, the

Corporation’s

commercial and

construction loans

portfolio increased

by $157.7

million, as

compared to
the balance as

of December 31,

2023.

The growth included

an increase of

$76.7 million in

the Florida region,

reflecting, among other
things,

the

effect

of

the

origination

of

various

commercial

and

construction

relationships,

each

in

excess

of

$10

million,

of

which
$52.3

million

are

related

to

three

commercial

mortgage

relationships

and

$40.0

million

are

related

to

two

C&I

relationships,

and
higher utilization

of C&I

lines of

credit, including

a $14.1

million line

of credit

utilization.

These variances

were partially

offset

by
payoffs

and paydowns of three C&I relationships totaling $47.7 million.
The Puerto

Rico region

also grew

by $67.1

million, when

compared

to the

balance

as of

December 31,

2023.

This increase

was
driven by a $48.4

million increase in construction

loans;

a $33.7 million increase

in floor plan loans;

higher utilization of C&I

lines of
credit, including two lines of

credit with utilization over $10 million

totaling $33.3 million; and

the origination of a $13.6

million C&I
loan

to

a

municipality

in

Puerto

Rico

that

is

supported

by assigned

property

tax

revenues.

These

variances

were

partially

offset

by
multiple payoffs and paydowns, including payoffs

of four commercial and construction relationships totaling $52.7 million.
In

the

Virgin

Islands

region,

commercial

and

construction

loans

increased

by

$13.9

million,

as

compared

to

the

balance

as

of
December 31, 2023, mainly associated with loans to government entities.

See “Risk Management –

Exposure to Puerto Rico Government”

and “Risk Management –

Exposure to USVI Government”

below
for information on the Corporation’s

credit exposure to PR and USVI government entities.
As of June 30, 2024, the

Corporation’s total

commercial mortgage loan exposure amounted

to $2.4 billion, or 20% of

the total loan
portfolio. In

terms of

geography,

$1.7 billion

of the

exposure was

in the

Puerto Rico

region, $0.6

billion of

the exposure

was in

the
Florida region,

and $0.1

billion of

the exposure

was in the

Virgin

Islands region.

The $1.7

billion exposure

in the

Puerto Rico

region
was comprised mainly of 42%

in the retail industry,

26% in office real estate,

and 20% in the hotel industry.

The $0.6 billion exposure
in the Florida region was comprised mainly of 33% in the retail industry,

23% in the hotel industry,

and 8% in office real estate. Of the
Corporation’s

total commercial

mortgage loan

exposure of

$2.4 billion,

$573.8 million

matures within

the next

12 months

and has

a
weighted-average interest

rate of

approximately 6.74%.

Commercial mortgage

loan exposure

in the

office real

estate industry,

which
matures within the next 12 months, amounted to $127.0 million and has a weighted-average interest rate of approximately 6.56%.

As

of

each

of

June

30,

2024

and

December

31,

2023,

the

Corporation’s

total

exposure

to

shared

national

credit

(“SNC”)

loans
(including unused commitments) amounted

to $1.2 billion. As of June

30, 2024, approximately $386.6 million

of the SNC exposure is
related to the portfolio in the Puerto Rico region and $803.5 million is related to the portfolio in the Florida region.
Consumer Loans and Finance Leases
As

of

June

30,

2024,

the

Corporation’s

consumer

loans

and

finance

leases

portfolio

increased

by

$54.3

million

to

$3.7

billion,
mainly in

the Puerto Rico

region, reflecting growth

of $45.8 million

and $23.5 million

in the auto

loans and finance

leases portfolios,
respectively.

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

The

following

table

provides

a

breakdown

of

First

BanCorp.’s

loan

production,

including

purchases,

refinancings,

renewals

and
draws from existing revolving and non-revolving commitments by geographic segment,

for the indicated periods:
Quarter Ended June 30, Six-Month Period Ended June 30,
2024 2023 2024 2023
(In thousands)
Puerto Rico:

Residential mortgage
$ 92,624 $ 88,485 $ 160,267 $ 149,965

Construction
38,459 33,829 74,110 57,267

Commercial mortgage
83,852 28,704 101,754 96,691

C&I
337,347 365,796 742,566 814,977

Consumer
404,645 442,213 798,551 866,686

Total loan production
$ 956,927 $ 959,027 $ 1,877,248 $ 1,985,586
Virgin Islands:

Residential mortgage
$ 696 $ 843 $ 2,122 $ 1,769

Construction
162 2 162 6

Commercial mortgage
298 3,859 423 3,859

C&I
12,351 65,215 23,460 74,614

Consumer
8,897 11,408 16,793 21,608

Total loan production
$ 22,404 $ 81,327 $ 42,960 $ 101,856
Florida:

Residential mortgage
$ 28,884 $ 25,923 $ 47,985 $ 40,819

Construction
9,609 13,175 20,655 25,232

Commercial mortgage
20,304 9,821 77,933 30,526

C&I
219,086 119,563 391,253 216,865

Consumer
2,970 384 3,427 1,029

Total loan production
$ 280,853 $ 168,866 $ 541,253 $ 314,471
Total:

Residential mortgage
$ 122,204 $ 115,251 $ 210,374 $ 192,553

Construction
48,230 47,006 94,927 82,505

Commercial mortgage
104,454 42,384 180,110 131,076

C&I
568,784 550,574 1,157,279 1,106,456

Consumer
416,512 454,005 818,771 889,323

Total loan production
$ 1,260,184 $ 1,209,220 $ 2,461,461 $ 2,401,913

Commercial and

construction loan

originations (excluding

government loans)

for the

quarter and

six-month period

ended June

30,
2024

amounted

to

$708.4

million

and

$1.4

billion,

respectively,

compared

to

$563.6

million

and

$1.2

billion,

respectively,

for

the
comparable periods

in 2023.

The increase

of $144.8

million in

the second

quarter of

2024, as

compared to

the same

period in

2023,
reflects growth

of $106.5

million in

the Florida

region and

$40.5 million

in the

Puerto Rico

region, partially

offset by

a $2.2

million
decrease in

the Virgin

Islands regions.

For the

first six

months of

2024, the

increase of

$157.1 million

consisted of

growth of

$217.3
million

in the

Florida region,

partially

offset

by decreases

of $54.5

million

in the

Puerto Rico

region

and $5.7

million in

the Virgin
Islands region.

The growth

in the

Florida region

for the

first six

months of

2024 includes

the effect

of the

origination of

seven C&I
relationships, each

in excess of

$10 million,

with an

aggregate balance

of $116.4

million, increased

utilization of

C&I lines of

credit,
and an increase

in the commercial

mortgage loan portfolio

by $47.4 million.

Meanwhile, the decline

in the Puerto

Rico region for

the
first six

months of

2024 was

mainly driven

by a

decrease of

$76.0 million

in the

C&I loan

portfolio, partially

offset by

increases of
$16.4 million in the construction loan portfolio and $5.1 million in the commercial mortgage loan portfolio.
Government

loan

originations

for

the

quarter

and

six-month

period

ended

June

30,

2024

amounted

to

$13.1

million

and

$38.8
million, respectively,

compared to $76.3 million and $83.6 million, respectively,

for the comparable periods in 2023. Government loan
originations

during

the

first

six

months

of

2024

were

mainly

related

to

the

aforementioned

origination

of a

$13.6

million

loan

to

a
municipality in

Puerto Rico that

is supported

by assigned property

tax revenues and

the utilization of

a line of

credit of a

government
entity in

the Virgin

Islands region.

On the

other hand,

government loan

originations during

the first

six months

of 2023 were mainly
related

to

the

line

of

credit

utilization

in

the

Virgin

Islands

region,

a

loan

to

an

agency

of

the

Puerto

Rico

government

for

a

low-
income housing project, and the utilization of an arranged overdraft line of credit of a government entity in the Virgin

Islands region.
Originations of auto

loans (including finance

leases) for the quarter

and six-month period

ended June 30,

2024 amounted to

$233.9
million and

$462.0 million,

respectively,

compared to

$250.3 million

and $495.4

million, respectively,

for the

comparable periods

in
2023. The

decrease in the

second quarter of

2024, as

compared to

the same

quarter of

2023, consisted

of declines

of $14.7

million in
the Puerto

Rico region and

$1.7 million

in the Virgin

Islands region.

The decrease in

the first six

months of 2024,

as compared to

the
same

period

of

the

previous

year,

consisted

of

declines

of

$30.4

million

in

the

Puerto

Rico

region

and

$3.0

million

in

the

Virgin
Islands region.

Other consumer

loan originations

,

other than

credit cards,

for the

quarter and

six-month period

ended June

30, 2024
amounted

to

$64.6

million

and

$124.5

million,

respectively,

compared

to

$77.7

million

and

$149.6

million,

respectively,

for

the
comparable periods

in 2023.

Most of

the decrease

in other

consumer loan

originations for

the first

six months

of 2024,

as compared
with the

same period

in 2023,

was in

the Puerto

Rico region.

The utilization

activity on

the outstanding

credit card

portfolio for

the
quarter and

six-month period

ended June

30, 2024

amounted to

$118.0 million

and $232.3

million, respectively,

compared to

$125.9
million and $244.3 million, respectively,

for the comparable periods in 2023.

Investment Activities
As

part

of

its

liquidity,

revenue

diversification,

and

interest

rate

risk

management

strategies,

First

BanCorp.

maintains

a

debt
securities portfolio classified as available for sale or held to maturity.

The Corporation’s

total available-for

-sale debt

securities portfolio

as of

June 30,

2024 amounted

to $5.0

billion, a

$272.7 million
decrease from

December 31, 2023

.

The decrease was

mainly driven

by repayments of

approximately $178.8

million of U.S.

agencies
mortgage-backed

securities

(“MBS”)

and

debentures,

repayments

of

$115.1

million

associated

to

matured

securities,

and

a

$4.5
million decrease in

fair value attributable

to changes in market

interest rates. These

variances were partially

offset by $28.0

million in
purchases

of

Community

Reinvestment

Act

qualified

debt

securities

during

the

second

quarter

of

2024.

As

of

June

30,

2024,

the
Corporation had

a net unrealized

loss on available-for-sale

debt securities of

$637.3 million.

This net unrealized

loss is attributable

to
instruments

on books

carrying

a lower

interest rate

than market

rates. The

Corporation expects

that this

unrealized

loss will

reverse
over time and it is likely

that it will not be required

to sell the securities before

their anticipated recovery.

The Corporation expects the
portfolio will

continue to

decrease and

the accumulated

other comprehensive

loss will

decrease accordingly,

excluding the

impact of
market interest

rates. As

of June

30, 2024,

approximately $500

million in

cash inflows, which

are expected

to be

received during

the
second

half

of

2024

from

contractual

maturities

of

the

available-for-sale

debt

securities

portfolio,

are

expected

to

be

redeployed

to
fund loan growth, reinvested into higher-yielding

securities,

or used to repay maturing brokered CDs.

As

of

June

30,

2024,

substantially

all

of

the

Corporation’s

available-for-sale

debt

securities

portfolio

was

invested

in

U.S.
government and agencies

debentures and fixed-rate

GSEs’ MBS. In

addition, as of

June 30, 2024,

the Corporation held

a bond issued
by

the

Puerto

Rico

Housing

Finance

Authority

(“PRHFA”),

classified

as

available

for

sale,

specifically

a

residential

pass-through
MBS in

the aggregate

amount of

$3.1 million

(fair value

- $1.5

million). This

residential pass-through

MBS issued

by the

PRHFA

is
collateralized by

certain second

mortgages originated

under a

program launched

by the

Puerto Rico

government in

2010 and

had an
unrealized loss of

$1.6 million as

of June 30,

2024, of which

$0.4 million is

due to credit

deterioration. During

2021, the Corporation
placed this instrument in nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.
As

of

June

30,

2024,

the

Corporation’s

held-to-maturity

debt

securities

portfolio,

before

the

ACL,

decreased

to

$344.4

million,
compared to

$354.2 million

as of December

31, 2023,

mainly driven

by repayments

of approximately

$10.5 million

of U.S.

agencies
MBS.

Held-to-maturity

debt

securities

include

fixed-rate

GSEs’ MBS

with

a

carrying

value

of $237.0

million

(fair

value

of $222.4
million)

as

of

June

30,

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

30, 2024,

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
and Note

2 –

“Debt Securities”

to the

unaudited consolidated

financial statements

herein for

the ACL

of the

exposure to

Puerto Rico
municipal bonds.

The following table presents the carrying values of investments as of the indicated dates:
June 30, 2024 December 31, 2023
(In thousands)
Money market investments $ 4,439 $ 1,239
Available-for-sale

debt securities, at fair value:
U.S. government and agencies obligations 2,352,500 2,443,790
Puerto Rico government obligations 1,532 1,415
MBS:

Residential
2,430,965 2,633,161

Commercial
171,314 151,618
Other 1,000 -

Total available-for-sale

debt securities, at fair value
4,957,311 5,229,984
Held-to-maturity debt securities, at amortized cost:
MBS:

Residential
138,615 146,468

Commercial
98,370 100,670
Puerto Rico municipal bonds 107,450 107,040

ACL for held-to-maturity Puerto Rico municipal bonds
(1,267) (2,197)

Total held-to-maturity

debt securities
343,168 351,981
Equity securities, including $34.0 million and $34.6 million of FHLB stock as of June 30, 2024 and December 31, 2023 51,037 49,675
Total money market

investments and investment securities
$ 5,355,955 $ 5,632,879

The carrying values of debt securities as of June 30, 2024 by contractual maturity

(excluding MBS), are shown below:
Carrying Amount
Weighted-Average

Yield %
(Dollars in thousands)
U.S. government and agencies obligations:
Due within one year $ 864,132 0.88
Due after one year through five years 1,472,025 0.82
Due after five years through ten years 8,100 2.64
Due after ten years 8,243 5.69
2,352,500 0.86
Puerto Rico government and municipalities obligations:
Due within one year 3,178 9.30
Due after one year through five years 51,424 7.72
Due after five years through ten years 36,253 7.03
Due after ten years 18,127 7.40
108,982 7.48
MBS 2,839,264 1.72
ACL on held-to-maturity debt securities (1,267) -
Total debt securities
$ 5,300,479 1.47

Net

interest

income

in

future

periods

could

be

affected

by

prepayments

of

MBS.

Any

acceleration

in

the

prepayments

of

MBS
purchased

at

a

premium
would

lower

yields

on

these

securities,

since

the

amortization

of

premiums

paid

upon

acquisition

would
accelerate. Conversely,

acceleration of the

prepayments of MBS would

increase yields on

securities purchased at

a discount, since

the
amortization

of

the

discount

would

accelerate.

These

risks

are

directly

linked

to

future

period

market

interest

rate

fluctuations.

Net
interest income in future periods might also be affected

by the Corporation’s investment

in callable securities. As of June 30, 2024, the
Corporation had

approximately $1.7

billion in

callable debt

securities (U.S.

agencies debt

securities) with

an average

yield of

0.80%
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
equivalents amounted to $586.3

million as of June 30,

2024, compared to $663.2

million as of December 31,

2023. When adding $1.9
billion

of

free

high-quality

liquid

securities

that

could

be

liquidated

or

pledged

within

one

day

(which

includes

assets

such

as U.S.
government

and GSEs

obligations),

the total

core

liquidity amounted

to $2.5

billion

as of

June 30,

2024,

or 13.37%

of

total assets,
compared to $2.8 billion, or 14.93%

of total assets as of December 31, 2023.

In

addition

to

the

aforementioned

$1.9

billion

in

cash

and

free

high

quality

liquid

assets,

the

Corporation

had

$968.1

million
available

for

credit

with

the FHLB

based

on

the

value

of

loan

collateral

pledged

with

the

FHLB.

As

such,

the

basic

liquidity

ratio
(which adds such

available secured lines

of credit to

the core liquidity)

was approximately 18.50%

of total assets as

of June 30,

2024,
compared to 19.82% of total assets as of December 31, 2023.

Further,

the

Corporation

also

maintains

borrowing

capacity

at

the

FED

Discount

Window

and

had

approximately

$2.5

billion
available for funding under

the FED’s

Borrower-in-Custody (“BIC”) Program

as of June 30, 2024

as an additional source

of liquidity.
Total

loans pledged

to the

FED BIC

Program

amounted

to $3.2

billion

as of

June 30,

2024.

The Corporation

also does

not

rely on
uncommitted

inter-bank

lines

of

credit

(federal

funds

lines)

to

fund

its

operations.

On

a

combined

basis,

as

of

June

30,

2024,

the
Corporation had $6.0

billion available to meet

liquidity needs, or 132%

of estimated uninsured deposits

,

excluding fully collateralized
government deposits.

Liquidity

at

the Bank

level

is highly

dependent

on

bank deposits,

which

fund

87.8%

of the

Bank’s

assets (or

84.4%

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
As

a

provider

of

financial

services,

the

Corporation

routinely

enters

into

commitments

with

off-balance

sheet

risk

to

meet

the
financial

needs

of

its

customers.

These

financial

instruments

may

include

loan

commitments

and

standby

letters

of

credit.

These
commitments

are

subject

to

the

same

credit

policies

and

approval

processes

used

for

on-balance

sheet

instruments.

These
instruments involve, to varying degrees,

elements of credit and interest rate risk

in excess of the amount recognized in the

statements
of financial condition. As of June 30, 2024,

the Corporation’s commitments to

extend credit amounted to approximately $2.1

billion.
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
June 30, 2024 December 31, 2023
(In thousands)
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit:

Construction undisbursed funds
$ 294,782 $ 234,974

Unused credit card lines
868,739 882,486

Unused personal lines of credit

38,326 38,956

Commercial lines of credit
863,711 862,963

Letters of credit:

Commercial letters of credit
61,109 69,543

Standby letters of credit
19,359 8,313
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

of June

30,
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

While

liquidity

is

an

ongoing

challenge

for

all

financial

institutions,

management

believes

that

the

Corporation’s

available
borrowing capacity and

efforts to grow

core deposits will be

adequate to provide

the necessary funding

for the Corporation’s

business
plans in the next 12 months and beyond.
Retail

and

commercial

core

deposits

–
The

Corporation’s

deposit

products

include

regular

saving

accounts,

demand

deposit
accounts, money

market accounts,

and retail

CDs. As

of June

30, 2024,

the Corporation’s

core deposits,

which exclude

government
deposits

and

brokered

CDs,

increased

by

$105.9

million

to

$12.7

billion

from

$12.6

billion

as

of

December

31,

2023.

The

$105.9
million

increase

in such

deposits was

primarily

related

to increases

of $71.7

million

in the

Puerto

Rico region,

$21.1 million

in the
Virgin Islands

region, and $13.1 million in the Florida region. This increase includes a $162.4 million increase in time deposits.

Government

deposits

(fully

collateralized)

–

As

of

June

30,

2024,

the

Corporation

had

$2.7

billion

of

Puerto

Rico

public

sector
deposits ($2.5

billion in transactional

accounts and

$159.2 million in

time deposits),

relatively unchanged

compared to the

balance as
of December

31, 2023.

Government deposits

are insured

by the

FDIC up

to the

applicable limits

and the

uninsured portions

are fully
collateralized.

Approximately 23% of

the public sector

deposits as of

June 30, 2024

were from municipalities

and municipal agencies
in Puerto Rico and 77% were from public corporations,

the central government and its agencies, and U.S. federal government agencies
in Puerto Rico.
In

addition,

as

of

June

30,

2024,

the

Corporation

had

$491.8

million

of

government

deposits

in

the

Virgin

Islands

region,

as
compared

to

$449.4

million

as of

December

31,

2023,

and

$19.0

million

in

the

Florida

region

as

compared

to

$10.2

million

as

of
December 31, 2023.
The

uninsured

portions of

government

deposits were

collateralized

by securities

and

loans with

an amortized

cost of

$3.4

billion
and $3.5

billion as of

June 30, 2024

and December 31, 2023,

respectively,

and an estimated

market value of

$3.1 billion as of

each of
such

periods.

In

addition

to

securities

and

loans,

as

of

each

of

June

30,

2024

and

December

31,2023,

the

Corporation

used

$175.0
million in letters of credit issued by the FHLB as pledges for a portion of public deposits in the Virgin Islands.
Estimate of Uninsured

Deposits –
As of June 30, 2024 and December 31,

2023, the estimated amounts of uninsured

deposits totaled
$7.5

billion

and

$7.4

billion,

respectively,

generally

representing

the

portion

of

deposits

that

exceed

the

FDIC

insurance

limit

of
$250,000

and

amounts in

any other

uninsured deposit

account.

As of

each of

June 30,

2024 and

December 31,

2023, the

uninsured
portion of

fully collateralized

government deposits

amounted to

$3.0 billion.

Excluding fully

collateralized government

deposits,

the
estimated

amounts

of

uninsured

deposits

amounted

to

$4.5

billion,

which

represent

28.46%

of

total

deposits

(excluding

brokered
CDs), as of June 30, 2024, compared to $4.4 billion, or 28.13%, as of December

31, 2023.

The

amount of

uninsured

deposits is

calculated

based on

the

same

methodologies

and assumptions

used for

our bank

regulatory
reporting requirements adjusted for cash held by wholly-owned subsidiaries at the Bank.

The following table presents by contractual maturities the amount of U.S. time deposits in excess of FDIC insurance limits (over
$250,000) and other time deposits that are otherwise uninsured as of June 30,2024:
(In thousands)
3 months or
less
3 months to
6 months
6 months to
1 year Over 1 year Total
U.S. time deposits in excess of FDIC insurance limits
$ 370,764 $ 212,827 $ 372,052 $ 128,489 $ 1,084,132
Other uninsured time deposits $ 10,947 $ 16,493 $ 18,906 $ 1,644 $ 47,990
Brokered

CDs

–

Total

brokered

CDs

decreased

by

$158.5

million

to

$624.8

million

as

of

June

30,

2024,

compared

to

$783.3
million as

of December

31, 2023.

The decline

reflects maturing

short-term brokered

CDs amounting

to $370.1

million with

an all-in
cost of 5.46%

that were paid

off during

the first six

months of 2024,

partially offset

by $211.7

million of new

issuances with original
average maturities of approximately 2 years and an all-in cost of 4.92%.
The average remaining term to maturity of the brokered CDs outstanding as of June 30, 2024 was approximately 1.1 years.

The future use

of brokered

CDs will depend

on multiple factors

including excess

liquidity at each

of the regions,

future cash needs
and

any

tax implications.

Also,

depending

on

lending or

other

investment

opportunities available,

cash

inflows from

repayments

of
investment securities

may be used

as well

to repay brokered

CDs. Brokered

CDs are insured

by the FDIC

up to regulatory

limits and
can be obtained faster than regular retail deposits.

The following table presents the remaining contractual maturities of brokered

CDs as of June 30, 2024:
Total

(In thousands)
Three months or less $ 170,272
Over three months to six months 173,892
Over six months to one year 83,839
Over one year to three years

123,732
Over three years to five years

57,603
Over five years 15,441

Total
$ 624,779
Refer to

“Net Interest

Income” above

for information

about average

balances of

interest-bearing deposits

and the

average interest
rate paid on such deposits for the quarters and six-month periods ended June

30, 2024 and 2023.
Securities

sold

under

agreements

to

repurchase

–

From

time

to

time,

the

Corporation

enters

into

repurchase

agreements

as

an
additional source of funding. As of June 30, 2024 and December 31,

2023, there were no outstanding repurchase agreements.
When

the

Corporation

enters

into

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

write-
downs in valuations.
Advances

from

the

FHLB

–
The

Bank

is

a

member

of

the

FHLB

system

and

obtains

advances

to

fund

its

operations

under

a
collateral

agreement

with

the

FHLB

that

requires

the

Bank

to

maintain

qualifying

mortgages

and/or

investments

as

collateral

for
advances taken. As of

each of June 30, 2024

and December 31, 2023,

the outstanding balance of

long-term fixed-rate FHLB advances
was

$500.0

million.

Of

the

$500.0

million

in

FHLB

advances

as

of

June

30,

2024,

$400.0

million

were

pledged

with

investment
securities and

$100.0 million

were pledged

with mortgage

loans. As

of June

30, 2024,

the Corporation

had $968.1

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

June

30,

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

Variable

Interest Entities (“VIEs”) and Servicing

Assets” to the unaudited

consolidated
financial

statements

herein

for

additional

information.

Also,

see

Note

13

–

“Stockholders’

Equity”

to

the

unaudited

consolidated
financial

statements

herein

for

additional

details

of

capital

actions

that

include

the

approval

of

a

new

repurchase

program

of

$250
million that could include repurchases

of common stock or junior subordinated debentures.
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
These enhanced capabilities

improve the Corporation’s

liquidity profile as they

allow the Corporation to

derive liquidity,

if needed,
from the

sale of mortgage

loans in

the secondary

market. The

U.S. (including

Puerto Rico)

secondary mortgage

market is

still highly
liquid,

in

large

part because

of

the

sale of

mortgages

through

guarantee

programs

of

the Federal

Housing

Authority

(“FHA”),

U.S.
Department of

Veterans

Affairs (“VA”),

U.S. Department

of Housing

and Urban

Development (“HUD”),

Federal National

Mortgage
Association (“FNMA”)

and Federal

Home Loan

Mortgage Corp.

(“FHLMC”). During

the first

six months of

2024, loans

pooled into
Government

National

Mortgage

Association

(“GNMA”)

MBS

amounted

to

approximately

$59.9

million.

Also,

during

the

first

six
months of 2024, the Corporation sold approximately $15.1 million of performing residential mortgage loans to FNMA.
The

FED

Discount

Window

is

a

cost-efficient

source

of

short-term

funding

for

the

Corporation

in

highly-volatile

market
conditions. As

previously mentioned,

as of

June 30,

2024, the

Corporation had

approximately $2.5

billion fully

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

as a long

-term issuer

are BB+ by

S&P and

Fitch, one

notch below

the minimum

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

were $586.3

million as

of June

30, 2024,

a decrease

of $76.9

million when

compared to

December 31,
2023.

The following

discussion highlights

the major

activities and

transactions that

affected the

Corporation’s

cash flows

during

the
first six months of 2024 and 2023:

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

June

30,

2024

and

2023,

net

cash

provided

by

operating

activities

was

$189.4

million

and

$166.5
million,

respectively.

Net

cash

generated

from

operating

activities

was

higher

than

reported

net

income

largely

as

a

result

of
adjustments for non-cash items such

as depreciation and amortization,

deferred income tax expense and the

provision for credit losses,
as well as cash generated from sales and repayments of loans held for sale.

Cash Flows from Investing Activities
The Corporation’s

investing activities primarily

relate to originating

loans to be

held for investment,

as well as

purchasing, selling,
and repaying available

-for-sale and held-to-maturity

debt securities. For

the six-month period

ended June 30,

2024, net cash

provided
by investing

activities was

$11.3

million, primarily

due to

repayments of

U.S. agencies

MBS and

debentures; proceeds

from sales

of
repossessed assets;

and proceeds

from sales

of loans,

mainly driven

by the

bulk sale

of fully

charged-off

consumer loans

during

the
first half

of 2024;

partially offset

by net

disbursements on

loans held

for investment

and purchases

of Community

Reinvestment Act
qualified debt securities during the second quarter of 2024.
For

the

six-month

period

ended

June

30,

2023,

net

cash

provided

by

investing

activities

was

$25.0

million,

primarily

due

to
repayments of U.S.

agencies MBS and debentures

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

2024,

net

cash

used

in

financing

activities

was

$277.6

million,

mainly

reflecting

capital
returned to stockholders and a decrease in total deposits.

For the

first six

months of

2023, net

cash provided

by financing

activities was

$375.5 million,

mainly reflecting

a $675.9

million
net

increase

in

deposits,

partially

offset

by

a

$196.0

million

net

decrease

in

borrowings

and

$104.4

million

of

capital

returned

to
stockholders.

Capital
As of

June 30,

2024, the

Corporation’s

stockholders’ equity

was $1.5

billion, a

decrease of

$6.1 million

from December

31, 2023.
The decrease

was driven

by $100.0

million in

common stock

repurchases

under the

2023 stock

repurchase program,

common

stock
dividends declared

in the

first half

of 2024

totaling $53.4

million or

$0.32 per

common share,

and a

$4.5 million

decrease in

the fair
value of

available-for-sale debt

securities recorded

as part of

accumulated other

comprehensive loss

in the consolidated

statements of
financial condition. These variances were partially offset by the net income generated in the first half of 2024.
On July 22,

2024, the Corporation’s

Board declared a

quarterly cash dividend

of $0.16 per common

share. The dividend

is payable
on September

13, 2024 to

shareholders of

record at the

close of business

on August

29, 2024.

The Corporation

intends to continue

to
pay quarterly dividends on common stock. However,

the Corporation’s common stock

dividends, including the declaration, timing and
amount, remain subject to the consideration and approval by the Corporation’s

Board at the relevant times.
On

July

24, 2023,

the Corporation

announced

that its

Board

of Directors

approved

a stock

repurchase

program,

under which

the
Corporation

may

repurchase

up

to $225

million

of its

outstanding

common

stock, which

commenced

in

the fourth

quarter

of 2023.
During the first half of 2024, the Corporation

repurchased approximately 5.8 million shares of common

stock for a total cost of $100.0
million,

of

which

approximately

2.8

million

shares

of

common

stock

for

a

total

cost

of

$50.0

million

were

repurchased

during

the
second quarter

of 2024.

As of June

30, 2024,

the Corporation

has remaining

authorization to

repurchase approximately

$50.0 million
of common

stock. For

more information,

see Part

II, Item

2, “Unregistered

Sales of

Equity Securities

and Use

of Proceeds,”

of this
Quarterly

Report

on

Form

10-Q.

Furthermore,

on

July 22,

2024,

the

Corporation

announced

that

its Board

of Directors

approved

a
new repurchase program, under which the Corporation may

repurchase up to an additional $250 million that could

include repurchases
of common stock or junior subordinated debentures, which it expects to execute through the end of the fourth quarter of 2025.
Repurchases

under

the

programs

may

be

executed

through

open

market

purchases,

accelerated

share

repurchases,

privately
negotiated

transactions

or plans,

including

plans complying

with Rule

10b5-1

under

the Exchange

Act, and/or

redemption of

junior
subordinated

debentures, and

will be

conducted

in accordance

with applicable

legal and

regulatory requirements.

The Corporation’s
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

The

following

table

is

a

reconciliation

of

the

Corporation’s

tangible

common

equity

and

tangible

assets,

non-GAAP

financial
measures, to total equity and total assets, respectively,

as of June 30, 2024 and December 31, 2023, respectively:
June 30, 2024 December 31, 2023
(In thousands, except ratios and per share information)
Total common equity

- GAAP
$ 1,491,460 $ 1,497,609
Goodwill (38,611) (38,611)
Other intangible assets (9,700) (13,383)
Tangible common

equity - non-GAAP
$ 1,443,149 $ 1,445,615
Total assets - GAAP $ 18,881,374 $ 18,909,549
Goodwill (38,611) (38,611)
Other intangible assets (9,700) (13,383)
Tangible assets -

non-GAAP
$ 18,833,063 $ 18,857,555
Common shares outstanding 163,865 169,303
Tangible common

equity ratio - non-GAAP
7.66% 7.67%
Tangible book

value per common share - non-GAAP
$ 8.81 $ 8.54
See Note 21 – “Regulatory

Matters, Commitments and Contingencies”

to the unaudited consolidated

financial statements herein for
the regulatory capital positions of the Corporation and FirstBank as of June

30, 2024 and December 31, 2023, respectively.
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

Rico Commissioner of Financial Institutions.

The Puerto Rico Banking

Law
provides that,

when the

expenditures of

a Puerto

Rico commercial

bank are

greater than

receipts, the

excess of

the expenditures

over
receipts

must

be

charged

against

the

undistributed

profits

of

the

bank,

and

the

balance,

if

any,

must

be

charged

against

the

legal
surplus

reserve,

as

a

reduction

thereof.

If

the

legal

surplus

reserve

is

not

sufficient

to

cover

such

balance

in

whole

or

in

part,

the
outstanding

amount

must

be charged

against

the

capital

account

and

the

Bank

cannot

pay

dividends

until

it

can

replenish

the

legal
surplus reserve

to an

amount of

at least

20% of

the original

capital contributed.

FirstBank’s

legal surplus

reserve, included

as part

of
retained earnings

in the

Corporation’s

consolidated statements

of financial

condition, amounted

to $199.6

million as

of each

of June
30, 2024 and December 31, 2023, respectively.

There were no transfers to the legal surplus reserve during the first half of 2024.

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

SOFR curve, Prime Rate,

U.S.
Treasury yield curve, FHLB rates, brokered

CDs rates, repurchase agreements rates, and the mortgage commitment rate of

30 years.
As

of

June

30,

2024,

the

Corporation

forecasted

the

12-month

net

interest

income

assuming

June

30,

2024

interest

rate

curves
remain

constant.

Then,

net

interest

income

was

estimated

under

rising

and

falling

rates

scenarios.

For

the

rising

rate

scenario,

a
gradual (ramp)

and immediate

(shock) parallel

upward shift

of the

yield curve

is assumed

during the

first twelve

months (the

“+300
ramp”, “+200

ramp” and

“+200 shock”

scenarios). Conversely,

for the

falling rate

scenario, a

gradual (ramp)

and immediate

(shock)
parallel downward shift

of the yield curve

is assumed during the

first twelve months (the

“-300 ramp”, “-200

ramp” and “-200

shock”
scenarios).
The SOFR

curve for

June 30,

2024, as

compared with

December 31,

2023, reflects

an increase

of 10

bps on

average in

the short-
term sector of the curve, or

between one to twelve months;

an increase of 52 bps

in the medium-term sector of

the curve, or between 2
to 5 years; and

an increase of 50 bps

in the long-term sector

of the curve, or

over 5-year maturities. A

similar behavior in market

rates
changes was observed

in the Constant

Maturity Treasury

yield curve with

an increase of

8 bps in

the short-term sector,

an increase of
49 bps in the medium-term sector, and an

increase of 46 bps in the long-term sector.

The following table presents the results of the static simulations as of June 30,2024 and December 31, 2023. Consistent with prior
years, these exclude non-cash changes in the fair value of derivatives:
Net Interest Income Risk
(% Change Projected for the next 12 months)
June 30, 2024 December 31, 2023
Gradual Change in Interest Rates:

+ 300 bps ramp
1.38% 1.08%

+ 200 bps ramp
0.93% 0.73%

- 300 bps ramp
-3.06% -3.09%

- 200 bps ramp
-1.95% -2.02%
Immediate Change in Interest Rates:

+ 200 bps shock
1.90% 2.45%

- 200 bps shock
-4.94% -5.67%
The Corporation

continues to

manage its

balance sheet

structure to

control and

limit the

overall interest

rate risk

by managing

its
asset

composition

while

maintaining

a

sound

liquidity

position.

See

“Risk

Management

–

Liquidity

Risk

Management”

above

for
liquidity ratios.

As of

June 30,

2024, and

December 31,

2023, the

net interest

income simulations

show that

the Corporation

continues to

have an
asset sensitive position for the next twelve months under a static balance sheet simulation.
Under

gradual

rising

scenarios,

the

net

interest

income

simulation

shows

a

slight

increase

in

interest

rate

sensitivity,

when
compared with December

31, 2023, due to

lower sensitivity in the

liabilities side. The decrease

in sensitivity in

the liabilities side was
mainly

driven by

an increase

in repricing

lag, mainly

in public

sector non

-maturity

deposits, partially

offset

by

higher sensitivity

in
saving

accounts

and

time

deposits

as

a

result

of

higher

balances.

On

the

assets

side,

the

sensitivity

remained

flat.

The

increase

in
sensitivity from

the investment

securities portfolio

due to

the level

of scheduled

maturities of

U.S. agencies

debentures over

the next
twelve months and an increase in the prepayment rate assumptions of MBS was offset by lower sensitivity due to lower cash balances.
Gradual falling

rates scenarios

show a

slight decrease

in interest

rate sensitivity,

when compared

with December

31, 2023,

due to
lower sensitivity

in the

assets side.

The decrease

in sensitivity

due to

lower cash

balances was

partially offset

by the

aforementioned
increase

in

sensitivity

from

the

investment

securities

portfolio.

On

the

liabilities

side,

the

sensitivity

resulted

in

a

minor

decrease
driven

by

the

aforementioned

increase

in

repricing

lag,

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

June 30,

2024 and December

31, 2023,

the Corporation

applied
the

baseline

scenario

for

the

commercial

mortgage

and

construction

loan

portfolios

since

it

expects

a

more

favorable

economic
outlook

of certain

macroeconomic

variables

associated

with

commercial

real

estate property

performance,

particularly

in

the Puerto
Rico

region.

The

economic

scenarios

used

in

the

ACL

determination

contained

assumptions

related

to

economic

uncertainties
associated

with

geopolitical

instability,

the

CRE

price

index,

unemployment

rate,

inflation

levels,

and

expected

future

interest

rate
adjustments in the Federal Reserve Board’s

funds rate.

As

of

June

30,

2024,

the

Corporation’s

ACL

model

considered

the

following

assumptions

for

key

economic

variables

in

the
probability-weighted economic scenarios:
●
CRE

price

index

at

the

national

level

with

an

average

projected

contraction

of

7.58%

for

the

remainder

of

2024

and

an
average

projected

appreciation of

0.81% for

the year

2025, compared

to an

average projected

contraction

of 6.88%

for the
remainder of 2024 and an average projected appreciation of 2.01%

for the year 2025 as of December 31, 2023.

●
Regional

Home

Price

Index

forecast

in

Puerto

Rico

(purchase

only

prices)

is

projected

to

remain

relatively

flat

for

the
remainder

of 2024

and for

the year

2025,

when compared

to the

same period

projection

as of

December

31, 2023.

For the
Florida region, the

Home Price Index

forecast shows an

improvement of 6.42%

and 6.39% for the

remainder of 2024

and for
the year 2025, respectively,

when compared to the same period as of December 31, 2023.

●
Average

regional unemployment

rate in

Puerto Rico

is forecasted

at 6.08%

for the

remainder of

2024 and

6.27% for

2025,
compared to 7.53%

for the remainder of

2024 and 8.08%

for the year 2025

as of December 31,

2023. For the Florida

and the
U.S. mainland,

average unemployment

rate is

forecasted at

4.03%

and 4.45%, respectively,

for the remainder

of 2024,

and -
4.44%

and 4.84%,

respectively,

for the

year 2025,

compared to

4.42% and

4.87%, respectively,

for the

remainder of

2024,
and 4.12% and 4.52%, respectively,

for the year 2025 as of December 31, 2023.

●
Annualized change in

GDP in the U.S.

mainland of 1.66% for

the remainder of 2024

and 1.13%

for the year 2025,

compared
to 0.48%

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

Such

scenario

incorporates

an

additional

adverse

scenario

and
decreases the

weight applied

to the

baseline scenario.

Under this

more adverse

scenario, as

an example,

average unemployment

rate
for the

Puerto Rico

region increases

to 6.40%

for the

remainder of

2024, compared

to 6.08%

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

June

30,
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

June 30, 2024.
As of June 30, 2024, the ACL for loans and finance

leases was $254.5 million, a decrease of $7.3 million, from $261.8 million as of
December

31,

2023.

The

ACL

for

residential

mortgage

loans

decreased

by

$11.3

million,

mainly

driven

by

updated

historical

loss
experience

used for

determining the

ACL estimate

resulting

in a

downward

revision

of estimated

loss severities

and

lower

required
reserve

levels,

partially

offset

by

newly

originated

loans

that

have

a

longer

life.

The

ACL

for

commercial

and

construction

loans
decreased by $1.3 million, mainly due to an improvement on the economic outlook of certain macroeconomic variables, particularly in
variables associated with commercial real estate property performance,

partially offset by increased volume.

Meanwhile,

the

ACL

for

consumer

loans

increased

by

$5.3

million

mainly

driven

by

increases

in

historical

charge-off

and
delinquency levels, mainly

in credit cards;

increases in portfolio volumes

in auto loan portfolio; and

updated historical loss experience
used for

determining the

ACL estimate

resulting in

an upward

revision of

estimated loss

severities and

higher required

reserve levels
in

the

auto

loan

and

finance

lease

portfolios.

See

Note

3

–

“Loans

Held

for

Investment”

to

the

unaudited

consolidated

financial
statements

herein

for

additional

information

on

the

review

of

the

credit

models

completed

by

the

Corporation

during

the

second
quarter of 2024.
The

ratio

of

the

ACL

for

loans

and

finance

leases

to

total

loans

held

for

investment

decreased

to

2.06%

as

of

June

30,

2024,
compared to 2.15% as of December 31, 2023. An explanation for the change for each portfolio follows:
●
The ACL to total

loans ratio for the

residential mortgage loan

portfolio decreased from

2.03% as of December

31, 2023 to
1.64% as of

June 30, 2024,

mainly due to

the aforementioned updated

historical loss experience

,

partially offset

by newly
originated loans that have a longer life.
●
The ACL

to total

loans ratio

for the

construction loan

portfolio increased

from 2.61%

as of

December 31,

2023 to

3.04%
as of June 30, 2024, mainly due to newly originated loans which have a longer life.

●
The ACL

to total

loans ratio

for the

commercial mortgage

loan portfolio

decreased from

1.41% as

of December

31, 2023
to

1.24%

as

of

June

30,

2024,

mainly

driven

by

an

improvement

on

the

economic

outlook

of

certain

macroeconomic
variables.
●
The ACL to total

loans ratio for

the C&I loan portfolio

remained relatively flat

at 1.06% as of

June 30, 2024, compared

to
1.05% as of December 31, 2023.
●
The ACL

to total

loans ratio

for the

consumer loan

portfolio increased

from 3.64%

as of December

31, 2023

to 3.73% as
of

June

30,

2024,

mainly

driven

by

increases

in

delinquency

levels

and

the

aforementioned

updated

historical

loss
experience.

The ratio

of the

total ACL

for loans

and finance

leases to

nonaccrual loans

held for

investment was

264.66% as

of June

30, 2024,
compared to 312.81% as of December 31, 2023.

Substantially all of

the Corporation’s

loan portfolio is

located within the

boundaries of the

U.S. economy.

Whether the collateral

is
located in

Puerto Rico,

the U.S.

and British

Virgin

Islands, or

the U.S.

mainland (mainly

in the

state of

Florida), the

performance of
the Corporation’s

loan portfolio and

the value of

the collateral supporting

the transactions are

dependent upon the

performance of and
conditions

within each

specific area’s

real estate

market. The

Corporation believes

it sets

adequate loan-to-value

ratios following

its
regulatory and credit policy standards.
As shown in

the following

tables, the ACL

for loans

and finance

leases amounted

to $254.5

million as of

June 30,

2024, or 2.06%
of total loans, compared with $261.8 million, or 2.15%

of total loans, as of December 31, 2023. See “Results of Operations

- Provision
for Credit Losses” and Note 4 – “Allowance for Credit Losses for Loans and Finance

Leases” above for additional information.
Quarter Ended June 30, Six-Month Period Ended June 30,
2024 2023 2024 2023
(Dollars in thousands)
ACL for loans and finance leases, beginning of year $ 263,592 $ 265,567 $ 261,843 $ 260,464
Impact of adoption of ASU 2022-02 - - - 2,116
Provision for credit losses - (benefit) expense:
Residential mortgage (10,593) (3,500) (11,057) (3,427)
Construction (554) 1,202 17 2,062
Commercial mortgage (2,976) 5,999 (2,986) 7,245
C&I (668) 2,997 (4,028) 1,347
Consumer and finance leases 26,721 14,072 42,901 29,799
Total provision for credit losses

- expense
11,930 20,770 24,847 37,026
Charge-offs:
Residential mortgage (491) (1,146) (1,007) (2,129)
Construction - (38) - (38)
Commercial mortgage - (88) - (106)
C&I (332) (6,350) (791) (6,468)
Consumer and finance leases (25,591) (16,462) (53,955) (33,260)
Total charge offs (26,414) (24,084) (55,753) (42,001)
Recoveries:
Residential mortgage 446 757 718 1,254
Construction 14 409 24 472
Commercial mortgage 393 56 433 224
C&I 958 132 6,077 222
Consumer and finance leases 3,613 3,451 16,343
(1)
7,281
Total recoveries 5,424 4,805 23,595
(1)
9,453
Net charge-offs (20,990) (19,279) (32,158) (32,548)
ACL for loans and finance leases, end of period $ 254,532 $ 267,058 $ 254,532 $ 267,058
ACL for loans and finance leases to period-end total loans

held for investment
2.06% 2.28% 2.06% 2.28%
Net charge-offs (annualized) to average loans

outstanding during the period
0.69% 0.67% 0.53%
(2)
0.56%
Provision for credit losses - expense for loans and finance

leases to net charge-offs during
the period 0.57x 1.08x 0.77x 1.14x
(1)

For the six-month period ended June 30, 2024 includes a recovery totaling $9.5 million associated with the bulk sale of fully charged-off consumer loans and finance leases.
(2)

The recovery associated with the aforementioned bulk sale reduced the ratio of total net charge-offs to related average loans by 15 basis points.

The following tables set forth information concerning the composition of the

Corporation's loan portfolio and related ACL by loan
category, and the percentage

of loan balances in each category to the total of such loans as of the indicated dates:
As of June 30, 2024
Residential
Mortgage
Loans
Commercial
Mortgage
Loans C&I Loans
Consumer and
Finance
Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$ 2,809,666 $ 185,957 $ 2,423,309 $ 3,254,577 $ 3,711,999 $ 12,385,508

Percent of loans in each category to total loans
23
%
2
%
20
%
26
%
29
%
100
%

Allowance for credit losses
$ 46,051 $ 5,646 $ 30,078 $ 34,448 $ 138,309 $ 254,532

Allowance for credit losses to amortized cost
1.64% 3.04% 1.24% 1.06% 3.73% 2.06%
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
3.64
%
2.15%
Allowance for Credit Losses for Unfunded Loan

Commitments
The Corporation estimates

expected credit losses

over the contractual

period in which

the Corporation is

exposed to credit

risk as a
result

of

a

contractual

obligation

to

extend

credit,

such as

pursuant

to unfunded

loan

commitments

and

standby

letters of

credit

for
commercial and

construction loans,

unless the

obligation is

unconditionally cancellable

by the

Corporation. The

ACL for

off-balance
sheet

credit

exposures

is adjusted

as a

provision

for

credit loss

expense.

As of

June 30,

2024,

the

ACL for

off-balance

sheet

credit
exposures decreased by $0.1 million to $4.5 million, when compared to December 31, 2023.

Allowance for Credit Losses for Held-to-Maturity

Debt Securities
As of

June 30,

2024, the

ACL for

held-to-maturity

securities portfolio

was entirely

related to

financing arrangements

with Puerto
Rico municipalities

issued in bond

form, which

the Corporation accounts

for as securities,

but which

were underwritten as

loans with
features

that

are

typically

found

in

commercial

loans.

As

of

June

30,

2024,

the

ACL

for

held-to-maturity

debt

securities

was

$1.3
million,

compared

to

$2.2

million

as

of

December

31,

2023.

The

decrease

was

mostly

driven

by

improvements

in

the

underlying
updated financial information of a Puerto Rico municipal bond issuer.
Allowance for Credit Losses for Available

-for-Sale Debt Securities

The

ACL

for

available-for-sale

debt

securities,

which

is

associated

with

private

label

MBS

and

a

residential

pass-through

MBS
issued by the PRHFA, was $0.5

million as of each of June 30, 2024 and December 31, 2023.

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

autos

acquired

in settlement

of

loans. Repossessed

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

The following table presents non-performing assets as of the indicated dates:
June 30, 2024 December 31, 2023
(Dollars in thousands)
Nonaccrual loans held for investment:
Residential mortgage $ 31,396 $ 32,239
Construction 4,742 1,569
Commercial mortgage 11,736 12,205
C&I 27,661 15,250
Consumer and finance leases 20,638 22,444
Total nonaccrual loans held for investment 96,173 83,707
OREO 21,682 32,669
Other repossessed property 7,513 8,115
Other assets

(1)
1,532 1,415
Total non-performing assets $ 126,900 $ 125,906
Past due loans 90 days and still accruing
(2) (3) (4)
$ 47,173 $ 59,452
Non-performing assets to total assets

0.67% 0.67%
Nonaccrual loans held for investment to total loans held for investment 0.78% 0.69%
ACL for loans and finance leases $ 254,532 $ 261,843
ACL for loans and finance leases to total nonaccrual loans held for investment
264.66% 312.81%
ACL for loans and finance leases to total nonaccrual loans held for investment, excluding residential real estate loans
392.94% 508.75%
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

These loans will continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on

the loan pools. The portion of such loans contractually past due
90 days or more amounted to $7.4 million and $8.3 million as of

June 30, 2024 and December 31, 2023, respectively.
(3)
Includes FHA/VA

government-guaranteed residential mortgage as

loans past-due 90 days and still accruing as opposed

to nonaccrual loans. The Corporation continues accruing interest on these loans until they have passed the 15 months delinquency mark,

taking into consideration the FHA interest curtailment process.

These balances include $11.0 million and $15.4

million
of FHA government guaranteed residential mortgage loans that were over 15 months delinquent as of

June 30, 2024 and December 31, 2023,

respectively.
(4)
These includes rebooked loans, which were previously pooled into

GNMA securities, amounting to $6.8 million and $7.9 million as of June 30, 2024 and December 31, 2023, respectively.
Under the GNMA program, the Corporation has the option but not the obligation to repurchase loans that meet GNMA’s

specified delinquency criteria. For accounting purposes,

the loans
subject to the repurchase option are required to be reflected on the financial statements with an offsetting liability.

Total

non-performing

assets

increased

by

$1.0

million

to

$126.9

million

as

of

June

30,

2024,

compared

to

$125.9

million

as

of
December 31,

2023. The

increase in

non-performing assets

was driven

by a

$12.5 million

increase in

total nonaccrual

loans held

for
investment, partially offset

by an $11.0

million decrease in

the OREO portfolio

balance in the

Puerto Rico region,

mainly attributable
to the sale of a $5.3 million commercial real estate OREO property and sales of residential OREO properties.
Total nonaccrual

loans were $96.2 million as of June 30, 2024. This represents a net increase of $12.5 million from $83.7 million as
of December

31, 2023,

consisting of

increases of

$15.1 million

in nonaccrual

commercial and

construction loans,

partially offset

by
decreases

of

$1.8

million

in

nonaccrual

consumer

loans

and

$0.8

million

in

nonaccrual

residential

mortgage

loans.

The

increase

in
nonaccrual commercial

and construction

loans was

primarily driven

by the

inflow of

a $16.5

million commercial

relationship

in the
Puerto Rico region in the food retail industry.
The following table shows non-performing assets by geographic segment as of the indicated dates:

June 30, 2024 December 31, 2023
(In thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage $ 16,895 $ 18,324
Construction 3,776 595
Commercial mortgage 2,865 3,106
C&I 26,387 13,414
Consumer and finance leases 20,276 21,954
Total nonaccrual loans held for investment 70,199 57,393
OREO 17,413 28,382
Other repossessed property 7,330 7,857
Other assets 1,532 1,415
Total non-performing assets $ 96,474 $ 95,047
Past due loans 90 days and still accruing $ 44,028 $ 53,308
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage $ 6,446 $ 6,688
Construction 966 974
Commercial mortgage 8,871 9,099
C&I 1,274 1,169
Consumer 326 419
Total nonaccrual loans held for investment 17,883 18,349
OREO 4,202 4,287
Other repossessed property 183 252
Total non-performing assets $ 22,268 $ 22,888
Past due loans 90 days and still accruing $ 3,145 $ 6,005
United States:
Nonaccrual loans held for investment:
Residential mortgage $ 8,055 $ 7,227
C&I - 667
Consumer 36 71
Total nonaccrual loans held for investment 8,091 7,965
OREO 67 -
Other repossessed property - 6
Total non-performing assets $ 8,158 $ 7,971
Past due loans 90 days and still accruing $ - $ 139

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated
periods:
Construction
Commercial
Mortgage C&I Total
(In thousands)
Quarter Ended June 30, 2024
Beginning balance
$ 1,498 $ 11,976 $ 25,067 $ 38,541
Plus:
Additions to nonaccrual

3,300 7 14,800 18,107
Less:
Loans returned to accrual status
(35) (77) (9,226)

(1)
(9,338)
Nonaccrual loans transferred to OREO
- - (684) (684)
Nonaccrual loans charge-offs
- - (332) (332)
Loan collections
(21) (170) (1,964) (2,155)
Ending balance

$ 4,742 $ 11,736 $ 27,661 $ 44,139
(1)
Mainly related to the restoration to accrual status of a C&I loan in the Florida region in the power generation industry that entered in nonaccrual status during the first quarter of 2024.
Construction
Commercial
Mortgage C&I Total
(In thousands)
Quarter Ended June 30, 2023
Beginning balance
$ 1,794 $ 21,598 $ 13,404 $ 36,796
Plus:
Additions to nonaccrual
- 439 2,691 3,130
Less:
Loans returned to accrual status
- - (374) (374)
Nonaccrual loans transferred to OREO
- (61) - (61)
Nonaccrual loans charge-offs
- (88) (6,350) (6,438)
Loan collections
(117) (352) (177) (646)
Ending balance

$ 1,677 $ 21,536 $ 9,194 $ 32,407

Construction
Commercial
Mortgage
C&I

Total
(In thousands)
Six-Month Period Ended June 30, 2024
Beginning balance
$ 1,569 $ 12,205 $ 15,250 $ 29,024
Plus:
Additions to nonaccrual

3,300 7 25,841 29,148
Less:
Loans returned to accrual status
(35) (77) (9,226)

(1)
(9,338)
Nonaccrual loans transferred to OREO
(48) - (684) (732)
Nonaccrual loans charge-offs
- - (791) (791)
Loan collections
(44) (399) (2,729) (3,172)
Ending balance

$ 4,742 $ 11,736 $ 27,661 $ 44,139
(1)
Mainly related to the restoration to accrual status of a C&I loan in the Florida region in the power generation industry that entered in nonaccrual status during the first quarter of 2024.
Construction
Commercial
Mortgage
C&I

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
Quarter Ended June 30, Six-Month Period Ended June 30,
2024 2023 2024 2023
(In thousands)
Beginning balance

$ 32,685 $ 36,410 $ 32,239 $ 42,772

Plus:

Additions to nonaccrual
3,397 3,009 7,993 5,090

Less:

Loans returned to accrual status

(2,137) (2,714) (4,970) (6,651)

Nonaccrual loans transferred to OREO
(743) (1,549) (1,147) (4,259)

Nonaccrual loans charge-offs
(153) (401) (278) (621)

Loan collections
(1,653) (1,503) (2,441) (3,073)

Reclassification

- - - (6)
Ending balance

$ 31,396 $ 33,252 $ 31,396 $ 33,252
The amount of nonaccrual consumer loans, including finance leases, decreased by $1.8 million to $20.6 million as of June 30, 2024,
compared to $22.4 million as of December 31, 2023. The decrease was mainly reflected in the auto loan and finance lease portfolios.
As

of

June

30,

2024,

approximately

$29.7

million

of

the

loans

placed

in

nonaccrual

status,

mainly

commercial

and

residential
mortgage loans,

were current, or had delinquencies of

less than 90 days in their interest payments.

Collections on these loans are being
recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the six-month

period ended June

30, 2024, interest income

of approximately $0.2 million

related to nonaccrual

loans with a
carrying

value of

$40.3 million

as of

June 30,

2024,

mainly nonaccrual

commercial

and construction

loans, was

applied against

the
related principal balances under the cost-recovery method.
Total loans in early

delinquency (
i.e.
, 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $147.4
million as of June 30, 2024,

a decrease of $3.4 million, compared

to $150.8 million as of December

31, 2023.

The variances by major
portfolio categories are as follows:

●
Residential mortgage loans in early delinquency decreased by $4.2 million to $32.3 million.
●
Consumer loans in early delinquency decreased by $0.3 million to $111.7 million, mainly reflected in the auto loan portfolio.
●
Commercial

and

construction

loans

in

early

delinquency

increased

by

$1.1

million

to

$3.4

million,

mainly

due

to

a
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

For
the quarter and six-month

period ended June 30,

2024, loans modified to

borrowers experiencing financial

difficulty had an

amortized
cost

basis of

$118.9

million

and $121.4

million,

respectively,

which

included

$110.9

million

related

to a

relationship

that had

been
previously

reported as

a troubled

debt restructuring

under ASC

310-40.

See Note

3 –

“Loans Held

for Investment”

to the

unaudited
consolidated financial statements herein for additional information and statistics about the Corporation’s modified

loans.

The OREO portfolio, which is part of non-performing

assets, amounted to $21.7 million as of June 30,

2024 and $32.7 million as of
December 31,

2023. The

following tables

show the

composition of

the OREO portfolio

as of

June 30,

2024 and

December 31,

2023,
as well as the activity of the OREO portfolio by geographic area during the six-month period ended
June 30, 2024:
OREO Composition by Region

As of June 30, 2024
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 14,035 $ 1,366 $ 67 $ 15,468
Construction 1,632 26 - 1,658
Commercial 1,746 2,810 - 4,556
$ 17,413 $ 4,202 $ 67 $ 21,682
As of December 31, 2023
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 18,809 $ 1,452 $ - $ 20,261
Construction 1,576 25 - 1,601
Commercial 7,997 2,810 - 10,807
$ 28,382 $ 4,287 $ - $ 32,669
OREO Activity by Region

Six-Month Period Ended June 30, 2024
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Beginning Balance $ 28,382 $ 4,287 $ - $ 32,669
Additions 4,532 - 67 4,599
Sales (14,690) (85) - (14,775)
Subsequent measurement adjustments (169) - - (169)
Other adjustments (642) - - (642)
Ending Balance $ 17,413 $ 4,202 $ 67 $ 21,682

Net Charge-offs and Total

Credit Losses

Net charge-offs

totaled $21.0

million for

the second

quarter of

2024, or

0.69% of

average loans

on an

annualized basis,

compared
to $19.3

million, or

an annualized

0.67% of

average loans,

for the

second quarter

of 2023.

For the

six-month period

ended June

30,
2024,

net

charge-offs

totaled

$32.2

million,

or

an

annualized

0.53%

of

average

loans,

compared

to $32.5

million,

or an

annualized
0.56%

of average

loans, for

the same

period

in 2023.
Net charge

-offs

for

the six-month

period

ended

June 30,

2024 include

a $9.5
million

recovery

associated

with

the

bulk

sale

of

fully

charged-off

consumer

loans

and

finance

leases,

which

reduced

by

15

basis
points the ratio of total net charge-offs to average loans

for such period.
Consumer loans

and finance

leases net

charge-offs

for the

second quarter

of 2024

were $22.0

million, or

an annualized

2.38% of
related average

loans, compared

to net

charge-offs

of $13.0

million, or

an annualized

1.51% of

related average

loans, for

the second
quarter

of

2023.

Net

charge-offs

of

consumer

loans

and

finance

leases

for

the

six-month

period

ended

June

30,

2024

were

$37.6
million, or

2.04% of

related average

loans, compared

to net

charge-offs

of $26.0

million, or

an annualized

1.53% of

related average
loans, for the

same period in

2023. The increase

for the second

quarter and first

six months of 2024

was mainly driven

by an increase
in charge-offs

across all major portfolio

classes which have been

trending higher towards historical

loss experience, partially

offset by
the recovery

associated with

the aforementioned

bulk sale,

which reduced

by 52

basis points

the ratio

of consumer

loans and

finance
leases net charge-offs to related average loans for the

first six months of 2024.

C&I

loans

net

recoveries

for

the

second

quarter

of

2024

were

$0.6

million,

or

an

annualized

0.08%

of

related

average

loans,
compared

to net

charge-offs

of

$6.2 million,

or

an annualized

0.87%

of related

average loans,

for

the second

quarter of

2023.

C&I
loans net recoveries for

the six-month period ended

June 30, 2024 were $5.3

million, or an annualized 0.33%

of related average loans,
compared

to net

charge-offs

of $6.2

million, or

an annualized

0.44% of

related average

loans,

for the

same period

in 2023.

The net
recoveries

for

the

second

quarter

and

first

six

months

of

2024

include

a

$0.8

million

recovery

associated

with

a

C&I

loan

in

the
Florida region.

The net recoveries

for the

first six

months of 2024

also include

a $5.0 million

recovery associated

with a C&I

loan in
the

Puerto

Rico region.

Meanwhile,

the

net charge

-offs

for

the

second

quarter

and first

six

months

of 2023

included

a

$6.2

million
charge-off recorded on a C&I participated loan in

the Florida region in the power generation industry.
Commercial mortgage

loans net recoveries

for the second

quarter and

six-month period

ended June 30,

2024 were $0.4

million, or
an

annualized

0.07%

and

0.04%,

respectively,

of

related

average

loans,

compared

to

net

charge-offs

of

$32

thousand

and

net
recoveries of

$0.1 million,

or an

annualized 0.01%

of related

average loans,

for the

comparable periods

in 2023.

The net

charge-offs
for the

second quarter

and first

six months

of 2024

include a

$0.4 million

recovery

recorded on

a commercial

real estate

loan in

the
Florida region.

The following table presents annualized net charge-offs

(recoveries) to average loans held-in-portfolio for the indicated periods:
Quarter Ended June 30, Six-Month Period Ended June 30,
2024 2023 2024 2023
Residential mortgage

0.01% 0.06% 0.02% 0.06%
Construction

(0.02) % (0.99) % (0.02) % (0.59) %
Commercial mortgage (0.07) % 0.01% (0.04) % (0.01) %
C&I (0.08) % 0.87% (0.33) % 0.44%
Consumer and finance leases 2.38% 1.51% 2.04%
(1)
1.53%
Total loans

0.69% 0.67% 0.53%
(1)
0.56%
(1)
The $9.5 million recovery associated with the bulk sale

of fully charged-off consumer loans and finance leases

during the first six months of 2024 reduced the ratios of consumer loans

and
finance leases and total net charge-offs to related

average loans by 52 basis points and 15 basis points,

respectively.

The following table presents annualized net charge-offs

(recoveries) to average loans held in various portfolios by geographic segment for the indicated periods:
Quarter Ended June 30, Six-Month Period Ended June 30,
2024 2023 2024 2023
PUERTO RICO:
Residential mortgage 0.01% 0.08% 0.03% 0.09%
Construction

- % (3.04) % - % (1.86) %
Commercial mortgage - % 0.02% - % 0.01%
C&I 0.04% 0.01% (0.44) % 0.01%
Consumer and finance leases

2.39% 1.51% 2.03%
(1)
1.47%
Total loans

0.90% 0.56% 0.66%
(1)
0.57%
VIRGIN ISLANDS:
Residential mortgage - % (0.02) % - % (0.05) %
Construction

- % 3.93% - % 1.93%
Commercial mortgage (0.23) % (0.23) % (0.04) % (0.22) %
C&I - % - % - % (0.01) %
Consumer and finance leases 2.49% 2.02% 0.42% 2.10%
Total loans 0.36% 0.34% 0.06% 0.31%
FLORIDA:
Residential mortgage - % (0.04) % - % (0.02) %
Construction

(0.07) % (0.06) % (0.06) % (0.05) %
Commercial mortgage (0.23) % - % (0.12) % (0.04) %
C&I (0.37) % 2.67% (0.13) % 1.31%
Consumer and finance leases (3.57) % (1.16) % (1.69) % (0.45) %
Total loans (0.25) % 1.23% (0.10) % 0.60%
(1) The recovery associated with the aforementioned bulk sale reduced the ratios of consumer loans and finance leases and total net charge-offs to related average loans for the six-month period ended June 30, 2024 by 53 basis points and 20 basis points, respectively.

The following table presents information about the OREO inventory and related gains and losses for the indicated periods:
Quarter ended June 30, Six-Month Period Ended June 30,
2024 2023 2024 2023
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential $ 15,468 $ 23,621 $ 15,468 $ 23,621
Construction 1,658 1,892 1,658 1,892
Commercial 4,556 6,058 4,556 6,058
Total $ 21,682 $ 31,571 $
21,682
$ 31,571
OREO activity (number of properties):
Beginning property inventory 247 344 277 344
Properties acquired 33 44 49 103
Properties disposed (58) (68) (104) (127)
Ending property inventory 222 320 222 320
Average holding period (in days)
Residential 512 524 512 524
Construction 2,541 2,178 2,541 2,178
Commercial 3,342 2,580 3,342 2,580
Total average holding period (in days) 1,262 1,018 1,262 1,018
OREO operations (gain) loss:
Market adjustments and (gains) losses on sale:
Residential $ (1,918) $ (2,553) $ (3,744) $ (5,043)
Construction (10) (7) (19) (47)
Commercial (2,241) - (2,222) 67
Total net gain (4,169) (2,560) (5,985) (5,023)
Other OREO operations expenses 560 576 924 1,043
Net Gain on OREO operations $ (3,609) $ (1,984) $ (5,061) $ (3,980)

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

$12.4 billion

as of

June 30,

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

For April 2024, estimates showed that the EDB-EAI stood

at 123.9, down
2.0% on a year-over-year basis.

Over the 12-month period

ended April 30, 2024, the EDB-EAI

averaged 126.7, the highest level

since
April 2015

and approximately 2.0% above the comparable figure a year earlier.

Labor

market trends

remain positive.

Data published

by the

Bureau

of Labor

Statistics showed

that non-farm

payrolls as

of June
2024 in

Puerto Rico

increased by

2.0% when

compared to

June 2023,

supported by

a year-over-year

increase of

8.5% in Leisure

and
Hospitality payroll

employment and

a 5.8%

year-over-year

increase in

construction-related payroll

employment.

The unemployment
rate remained relatively at a near-record low of 5.8%.
Fiscal Plan

On June

5, 2024,

the PROMESA

oversight board

certified the

2024 Fiscal

Plan for

Puerto Rico

(the “2024

Fiscal Plan”),

updated
with

the

most

recent

data

and

projections

for

revenues

and

expenses,

and

renewed

roadmap

for

Puerto

Rico

to

achieve

fiscal
responsibility.

The 2024

Fiscal Plan is

made up

of four

parts: (i) progress

made in stabilizing

government finances,

(ii) Puerto Rico’s
current financial

conditions and

risks, (iii) details

of the actions

required to

achieve fiscal

responsibility and

adequate access

to credit
markets, and

(iv) description

of the

actions the

PROMESA oversight

board and

the Government must

take to complete

PROMESA’s
mandate.

The 2024

Fiscal Plan

outlines

eight areas

of focus

to achieve

long-term

fiscal responsibility:

(i) improved

economic

and revenue
forecasting,

(ii)

adoption

of

budget

best

practices,

(iii)

comprehensive

capital

delivery

program,

(iv)

improved

management

of
education

resources,

(v)

improved

government

service

delivery

and

labor

relations,

(vi)

outcome-based,

data-driven,

and

controlled
healthcare

spending,

(vii)

improved,

transparent

financial

reporting,

and

(viii)

optimized

municipal

fiscal

management.

Success

in
these areas, which

aim to address

the most crucial

financial management

challenges that Puerto

Rico faces, is

critical for

Puerto Rico
to fully recover from bankruptcy and to fulfill the mandate of PROMESA to achieve fiscal responsibility.
As the

debt restructurings

come to

an end,

a significant

portion of

the uncertainty

that has

plagued the

economy over

the past

ten
years has

faded away.

To

generate revenues

that are

resilient even

when the

unprecedented influx

of federal

funding subsides,

fiscal
stability alone

will not

suffice. The

2024 Fiscal

Plan describes

an effort

to develop

an integrated

plan that

will serve

as a

roadmap to
unlock

future

growth.

While

that

plan

is

developed,

the

PROMESA

oversight

board

and

the

Government

will

continue

to

support
specific priorities

through a first

wave of economic

growth initiatives that

aim to address

the most crucial

challenges that Puerto

Rico
faces.

The

list

of

focus

areas

outlined

in

the

2024

Fiscal

Plan

to

promote

economic

growth

include:

(i)

integrated

framework

for
economic

growth,

(ii)

human

capital,

focused

on

robust,

highly-skilled,

and

health

workforce,

(iii)

economic

strategies,

focused

on
improved

ease

of

doing

business,

(iv)

economic

policies,

focused

on

reforms

of

Puerto

Rico’s

tax

system,

and

(v)

infrastructure,
focused on reduced cost and increased reliability of energy,

transportation, and internet connectivity.

Similar to

previous

fiscal plans,

the 2024

Fiscal Plan

includes

an updated

macroeconomic forecast

reflecting

the impact

of fiscal
and

structural

measures,

natural disasters,

COVID-19,

and

federal

funding

in response

to natural

disasters

and

the

pandemic

on the
baseline

economic

trajectory.

The

2024

Fiscal

Plan

projects

Puerto

Rico

GNP

growth

in

fiscal

year

2024

to

be

1.0%,

followed

by
declines of 0.8% and

0.1% in fiscal year

2025 and fiscal year

2026, respectively.

On average, Puerto Rico’s

GNP is projected

to grow
approximately 0.4%

between fiscal

year 2023

and fiscal

year 2026.

Contrary to

previous fiscal

plans where

Puerto Rico’s

population

was projected to decline,

the 2024 Fiscal Plan includes

a stable population projection

through 2029 mainly due to

the offset between a
negative

natural

population

decline

and

positive

net

migration.

Specifically,

the

revised

fiscal

plan

projections

contemplate

a

net
inflow of over 20,000 people annually through 2029, compared to an average of less than 5,000 people in the 2023 fiscal plan.
The 2024 Fiscal Plan projects

that approximately $54.5 billion

in total disaster relief funding,

from federal and private

sources, will
be

disbursed

as part

of

the

reconstruction

efforts

over

a

span of

9

years

(fiscal

years

2024

through

2035).

These

funds

will

benefit
individuals, the

public (e.g.,

reconstruction of

major infrastructure,

roads, and

schools), and

will cover

part of

Puerto Rico’s

share of
the

cost

of

disaster

relief

funding.

Also,

the

2024

Fiscal

Plan

projects

the

$5.9

billion

in

remaining

COVID-19

relief

funds

to

be
deployed

in fiscal

years 2024

and

2025.

Additionally,

the 2024

Fiscal Plan

continues

to account

for $2.1

billion

in federal

funds

to
Puerto

Rico

from

the

Bipartisan

Infrastructure

Law

directed

towards

improving

Puerto

Rico’s

infrastructure

over

fiscal

years

2024
through

2026.

Overall,

Puerto

Rico’s

economic

growth

is highly

dependent

on

the

Government’s

ability

to

efficiently

deploy

these
federal funds.
Debt Restructuring

Over

80%

of

Puerto

Rico’s

outstanding

debt

has

been

restructured

to

date.

On

March

15,

2022,

the

Plan

of

Adjustment

of

the
central

government’s

debt

became

effective

through

the

exchange

of more

than

$33

billion

of

existing

bonds

and

other

claims

into
approximately

$7

billion

of

new

bonds,

saving

Puerto

Rico

more

than

$50

billion

in

debt

payments

to

creditors.

Also,

the
restructurings

of

the

Puerto

Rico

Sales

Tax

Financing

Corporation

(“COFINA”),

the

Highways

and

Transportation

Authority
(“HTA”),

and

the

Puerto

Rico

Aqueducts

and

Sewers

Authority

(“PRASA”)

are

expected

to

yield

savings

of

approximately

$17.5
billion,

$3.0

billion,

and

$400

million,

respectively,

in

future

debt

service

payments.

The

main

restructuring

pending

is

that

of

the
Puerto Rico Electric Power Authority (“PREPA”).
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

3.5% of their asserted claim.

On June

12, 2024,

the Court

of Appeals

for the

First Circuit

(the “First

Circuit”) issued

its opinion

in the

appeal of

the Amended
Lien & Recourse

Challenge whereby it

ruled that PREPA’s

bondholders are secured

by a perfected security

interest in PREPA’s

“Net
Revenues” (as

defined in

the Trust

Agreement) and

that they hold

non-recourse claims

secured by

the Net

Revenues and

do not

hold
any unsecured

claims. As

a result

of the

First Circuit’s

ruling, the

PROMESA oversight

board expressed

its intention

of requesting

a
reopening

of

the

confirmation

hearing

record

for

the

limited

purpose

of

valuing

the

non-settling

bondholders’

share

of

the

bonds’
collateral, namely PREPA’s

net revenues and showing the court how such value as determined by the court will be paid.

Recognizing that

parties’ views

of appropriate

next steps

may vary,

on July 10,

2024, the

Court held

a conference

to address

what
further

submissions

or

proceedings

are

necessary

regarding

or

related

to

the

pending

motion

for

confirmation

of

the

PREPA

Plan.
Following the

conference, Judge

Taylor

Swain issued an

order whereby

all PREPA

confirmation and

bond-related litigation

is stayed
for at least

sixty days, through

and including September

8, 2024, unless

otherwise ordered

by the court.

In addition, the

court ordered
all parties to begin working with the mediation team throughout the duration of the stay period.

Other Developments
Notable

progress

continues

to

be

made

as

part

of

the

ongoing

efforts

of

prioritizing

the

restoration,

improvement,

and
modernization of

Puerto Rico’s

infrastructure,

particularly in

the aftermath

of Hurricane

Maria in

2017. During

the 12-month

period
ended

May 31,

2024, over

$3.5

billion

in disaster

relief funds

were disbursed

through the

Federal

Emergency

Management

Agency
(“FEMA”) Public Assistance program and the

HUD Community Development Block Grant

(“CDBG”) program, a 20% increase

when
compared to the

same period in 2023.

These funds will continue

to play a key

role in supporting

Puerto Rico’s

economic stability and
are expected

to have a

positive impact on

the Island’s

infrastructure. For

example, approximately 86%

of the projects

that FEMA has
obligated

to

address

damage

caused

by

Hurricane

Maria

have

resources

to

reinforce

their

infrastructure,

among

other

hazard
mitigation measures,

that will

prepare these

facilities for

future weather

events. As

of July

15, 2024,

over 3,170

projects had

already
been

completed

under

FEMA’s

Public

Assistance

programs

while

over

20,800

projects

were

active

across

different

stages

of
execution for

a total

cost of $10.6

billion, equivalent

to approximately

30% of

the agency’s

$35.7 billion

obligation, according

to the
Central Office for Recovery,

Reconstruction and Resiliency (“COR3”).

Exposure to Puerto Rico Government
As of

June 30,

2024, the

Corporation had

$316.7 million

of direct

exposure to

the Puerto

Rico government,

its municipalities

and
public

corporations,

compared

to

$297.9

million

as

of

December

31,

2023.

The

$18.8

million

increase

was

mainly

due

to

the
origination

of

a

$13.6

million

loan

to

a

municipality

in

Puerto

Rico

that

is

supported

by

assigned

property

tax

revenues

and

$6.1
million

in

disbursements

on

a

construction

loan

to

a

public

corporation

of

the

Puerto

Rico

government.

As

of

June

30,

2024,
approximately $203.1 million of the

exposure consisted of loans and

obligations of municipalities in Puerto

Rico that are supported by
assigned

property

tax

revenues

and

for

which,

in

most

cases,

the

good

faith,

credit

and

unlimited

taxing

power

of

the

applicable
municipality have

been pledged

to their

repayment, and

$59.4 million

consisted of

loans and

obligations which

are supported

by one
or

more

specific

sources

of

municipal

revenues.

Approximately

69%

of

the

Corporation’s

exposure

to

Puerto

Rico

municipalities
consisted

primarily

of

senior

priority

loans

and

obligations

concentrated

in

four

of

the

largest

municipalities

in

Puerto

Rico.

The
municipalities

are

required

by

law

to

levy

special

property

taxes

in

such

amounts

as

are

required

for

the

payment

of

all

of

their
respective general

obligation bonds

and notes.

In addition

to municipalities,

the total

direct exposure

also included

$8.8 million

in a
loan extended

to an affiliate

of PREPA,

$42.3 million

in loans to

agencies or

public corporations of

the Puerto

Rico government,

and
obligations of the

Puerto Rico government, specifically

a residential pass-through

MBS issued by

the PRHFA,

at an amortized

cost of
$3.1 million as part of its available-for-sale debt securities portfolio (fair value of $1.5 million as of June 30, 2024).
The

following

table

details

the

Corporation’s

total

direct

exposure

to

Puerto

Rico

government

obligations

according

to

their
maturities:
As of June 30,2024
Investment
Portfolio
(Amortized
cost) Loans
Total

Exposure
(In thousands)
Puerto Rico Housing Finance Authority:

After 10 years
$ 3,084 $ - $ 3,084
Total

Puerto Rico Housing Finance Authority
3,084 - 3,084
Agencies and public corporation of the Puerto Rico government:

After 1 to 5 years
- 18,973 18,973

After 5 to 10 years
- 23,352 23,352
Total agencies and public

corporation of the Puerto Rico government
- 42,325 42,325

Affiliate of the Puerto Rico Electric Power Authority:

After 1 to 5 years
- 8,849 8,849
Total Puerto Rico government

affiliate
- 8,849 8,849
Total

Puerto Rico public corporations and government affiliate
- 51,174 51,174
Municipalities:

Due within one year
3,178 40,410 43,588

After 1 to 5 years
51,424 43,264 94,688

After 5 to 10 years
36,253 71,346 107,599

After 10 years
16,595 - 16,595
Total

Municipalities
107,450 155,020 262,470
Total

Direct Government Exposure
$ 110,534 $ 206,194 $ 316,728

In addition, as of

June 30, 2024, the Corporation

had $74.9 million in exposure

to residential mortgage loans

that are guaranteed by
the

PRHFA,

a

governmental

instrumentality

that

has

been

designated

as

a

covered

entity

under

PROMESA

(December

31,

2023

–
$77.7

million).

Residential

mortgage

loans

guaranteed

by

the

PRHFA

are

secured

by

the

underlying

properties

and

the

guarantees
serve to

cover shortfalls

in collateral in

the event

of a borrower

default. The

Puerto Rico government

guarantees up

to $75 million

of
the

principal

for

all

loans

under

the

mortgage

loan

insurance

program.

According

to

the

most

recently

released

audited

financial
statements of the PRHFA,

as of June 30, 2023, the PRHFA’s

mortgage loans insurance program covered

loans in an aggregate amount
of approximately $388 million. The regulations adopted by

the PRHFA require the establishment

of adequate reserves to guarantee the
solvency of the mortgage

loans insurance program. As

of June 30, 2023,

the most recent date

as of which information

is available, the
PRHFA had a

liability of approximately $1.3 million as an estimate of the losses inherent in the portfolio.
As

of

each

of

June

30,

2024 and

December

31,

2023,

the

Corporation

had

$2.7

billion

of

public

sector

deposits

in

Puerto

Rico.
Approximately 23% of

the public sector deposits

as of June 30,

2024 were from municipalities

and municipal agencies

in Puerto Rico
and 77%

were from

public corporations,

the Puerto

Rico central

government and

agencies, and

U.S. federal

government agencies

in
Puerto Rico.
Exposure to USVI Government
The Corporation has operations in the USVI and has credit exposure to USVI government entities.
For many years, the

USVI has been experiencing

several fiscal and economic

challenges that have deteriorated

the overall financial
and

economic

conditions

in

the

area.

On

June

17,

2024,

the

United

States

Bureau

of

Economic

Analysis

(the

“BEA”)

released

its
estimates of GDP

for 2022.

According to

the BEA, the

USVI’s

real GDP decreased

1.3% in 2022

after increasing

3.7% in 2021.

The
decrease

in

real

GDP

reflected

declines

in

exports,

private

fixed

investment,

government

spending,

and

personal

consumption
expenditures. These

negative variances were

partly offset

by an increase

in inventory investment,

while imports,

a subtraction item

in
the calculation of GDP,

decreased.
Over the past

three years, the

USVI has been

recovering from the

adverse impact caused

by COVID-19 and

has continued to

make
progress

on

its

rebuilding

efforts

related

to

Hurricanes

Irma

and

Maria,

which

occurred

in

September

2017.

According

to

data
published by

FEMA, over

$5.2 billion

in disaster

recovery funds

had been

disbursed through

May 2024

and nearly

$10 billion

were
remaining

obligated

funds

pending

to

be disbursed.

Moreover,

labor

market

trends

remain

stable

with

non-farm

payrolls as

of

May
2024 in line with the comparable figure for the first quarter of 2024 and up 0.1% when compared to the fourth quarter of 2023.
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

USVI government
deteriorates

again,

the

U.S.

Congress

or

the

government

of

the

USVI

may

enact

legislation

allowing

for

the

restructuring

of

the
financial

obligations

of

the

USVI

government

entities

or

imposing

a

stay

on

creditor

remedies,

including

by

making

PROMESA
applicable to the USVI.
As of June 30,

2024 and December

31, 2023, the

Corporation had $105.0

million and $90.5

million, respectively,

in loans to USVI
public

corporations,

of

which

$69.9

million

and

$57.2

million,

respectively,

were

fully

collateralized

by

cash

balances

held

at

the
Bank. As of June 30, 2024, all loans were currently performing and up to date on principal and interest payments.

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
30, 2024 the

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

In the

aftermath of

these recent

bank failures,

the banking

agencies have

increased regulatory

requirements and

costs that

may impact
capital ratios or the FDIC deposit insurance premium. For example,

in 2023, the FDIC issued a final rule to impose a

special assessment to
recover

certain estimated

losses

to

the

Deposit

Insurance

Fund

(“DIF”) arising

from

the

closures of

Silicon Valley

Bank

and

Signature
Bank. The

estimated losses

will be recovered

through quarterly special

assessments collected

from certain

insured depository

institutions,
including the

Bank, and

collection began

during the

quarter ended

June 30,

2024. In

connection with

updates made

by the

FDIC to

the
initial

estimated

losses

to

the DIF,

the

Corporation recorded

charges of

$0.2

million

and $1.1

million during

the quarter

and

six-month
period ended

June 30,

2024, respectively,

in the

consolidated statements

of income

as part

of “FDIC

deposit insurance”

expenses, which
increased the

estimated FDIC

special assessment

to $7.4

million. The

Corporation continues

to monitor

the FDIC’s

estimated loss

to the
DIF, which could

affect the

amount of

its accrued

liability.

ITEM 2.

UNREGISTERED

SALES OF

EQUITY SECURITIES

AND USE OF

PROCEEDS
The Corporation did not have any unregistered sales

of equity securities during the quarter ended June

30, 2024.
Issuer Purchases of Equity Securities
The following

table provides information

in relation to

the Corporation’s purchases

of its

common stock during

the quarter ended

June
30, 2024:
Period
Total Number of Shares
Purchased

Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
(1)
Approximate Dollar
Value of Shares that

May
Yet be Purchased

Under
the Plans or Programs
(in thousands)
(1)
April 1, 2024 - April 30, 2024 160,195 $ 17.41 160,195 $ 97,212
May 1, 2024 - May 31, 2024 1,234,806 17.84 1,234,806 75,179
June 1, 2024 - June 30, 2024 1,445,590 17.42 1,445,320 50,000
Total 2,840,591
(2) (3)
2,840,321
(1)
As of June 30, 2024,

the Corporation was authorized to

purchase up to $225 million

of the Corporation’s

common stock under the

program that was publicly announced

on July 24, 2023,
of which $175 million

had been utilized.

The remaining $50 million

in the table represents

the remaining amount authorized

under the stock

repurchase program as of

June 30, 2024. The
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
(2)
Includes 2,840,321 shares of common stock repurchased in the open market at an average price of $17.60 for a total purchase price of approximately $50.0 million.
(3)
Includes 270

shares of

common stock

acquired by

the Corporation

to cover

minimum tax

withholding obligations

upon the

vesting of

equity-based awards.

The Corporation

intends to
continue to satisfy statutory tax withholding obligations in connection with the vesting of outstanding restricted stock and performance units through the withholding of shares.
ITEM 5.

OTHER INFORMATION
During the quarter ended June 30, 2024, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of

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
104
The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline
XBRL (included within the Exhibit 101 attachments)

SIGNATURES
Pursuant to

the requirements

of the

Securities Exchange

Act of

1934, the

Corporation has

duly caused

this report

to be

signed on

its
behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant
Date:

August 8, 2024
By:

/s/ Aurelio Alemán

Aurelio Alemán

President and Chief Executive Officer
Date: August 8, 2024
By:

/s/ Orlando Berges

Orlando Berges

Executive Vice President and Chief Financial Officer