Form 10-Q
period 2024-09-30
FIRST BANCORP /PR/
filed 2024-11-08
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
____________
FORM
10-Q
(Mark One)
[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2024
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
Common stock:
163,870,232

shares outstanding as of November 1, 2024.

FIRST BANCORP.
INDEX PAGE
PART

I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements:
Consolidated

Statements

of

Financial

Condition

(Unaudited)

as

of

September

30,

2024

and
December 31, 2023

5
Consolidated

Statements

of

Income

(Unaudited)

–

Quarters

and

Nine-Month

Periods

ended
September 30, 2024 and 2023
6
Consolidated

Statements

of

Comprehensive

Income

(Unaudited)

–

Quarters

and

Nine-Month
Periods ended September 30, 2024 and 2023
7
Consolidated

Statements

of

Cash

Flows

(Unaudited)

–

Nine-Month

Periods

ended

September
30, 2024 and 2023

8
Consolidated Statements

of Changes in

Stockholders’ Equity (Unaudited)

– Quarters and

Nine-
Month Periods ended September 30, 2024 and 2023
9
Notes to Consolidated Financial Statements (Unaudited)

10
Item 2.
Management’s Discussion and Analysis

of Financial Condition and Results of Operations

77
Item 3.
Quantitative and Qualitative Disclosures About Market Risk

130
Item 4. Controls and Procedures
130
PART

II. OTHER INFORMATION
Item 1.
Legal Proceedings

131
Item 1A. Risk Factors
131
Item 2.
Item 5.
Unregistered Sales of Equity Securities and Use of Proceeds
Other Information
132
132
Item 6.
Exhibits

133
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

Report on Form 10-Q for the quarter ended June 30, 2024, and the following:
●
the effect

of the current

global interest rate

environment (including

the potential for

ongoing reductions

in interest rates)

and
inflation

levels

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

and

existing

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
●
the impacts of natural

or man-made disasters, widespread

health emergencies, geopolitical

conflicts (including sanctions, war
or armed conflict, such as

the ongoing conflict in Ukraine,

the conflict in the Middle

East, and the possible expansion

of such
conflicts in surrounding areas and

potential geopolitical consequences), terrorist

attacks, or other catastrophic external events,
including impacts

of such

events on

general economic

conditions and

on the

Corporation’s

assumptions regarding

forecasts
of economic variables;
●
the

risk

that

additional

portions

of

the

unrealized

losses in

the

Corporation’s

debt

securities portfolio

are

determined

to

be
credit-related, resulting

in additional

charges to

the provision

for credit

losses on

the Corporation’s

debt securities

portfolio,
and

the potential

for additional

credit losses

that could

emerge

from further

downgrades of

the U.S.’s

Long-Term

Foreign-
Currency Issuer Default Rating and negative ratings outlooks;

●
the

impacts

of

applicable

legislative,

tax,

or

regulatory

changes

or

changes

in

legislative,

tax,

or

regulatory

priorities,
potential

government

shutdowns, and

political impasses,

including

uncertainties

regarding

the U.S.

debt ceiling

and federal
budget,

as

well

as

the

change

in

administration

as

a

result

of

the

2024

U.S.

and

Puerto

Rico

general

elections,

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
September 30, 2024 December 31, 2023
(In thousands, except for share information)
ASSETS
Cash and due from banks $
684,028
$
661,925
Money market investments:
Time deposits with other financial institutions
500
300
Other short-term investments
843
939
Total money market investments
1,343
1,239
Available-for-sale debt securities, at fair value (amortized cost of $
5,372,557

as of September 30, 2024 and
$
5,863,294

as of December 31, 2023; ACL of $
526

as of September 30, 2024 and $
511

as of December 31, 2023)
4,894,781
5,229,984
Held-to-maturity debt securities, at amortized cost, net of ACL of $
1,119

as of September 30, 2024 and $
2,197
as of December 31, 2023 (fair value of $
316,854

as of September 30, 2024 and $
346,132

as of December 31, 2023)
322,023
351,981
Equity securities
52,432
49,675
Total investment securities
5,269,236
5,631,640
Loans, net of ACL of $
246,996

as of September 30, 2024 and $
261,843

as of December 31, 2023
12,199,028
11,923,640
Mortgage loans held for sale, at lower of cost or market
12,641
7,368
Total loans, net
12,211,669
11,931,008
Accrued interest receivable on loans and investments
67,112
77,716
Premises and equipment, net
136,401
142,016
Other real estate owned (“OREO”)
19,330
32,669
Deferred tax asset, net
137,484
150,127
Goodwill
38,611
38,611
Other intangible assets
8,260
13,383
Other assets
285,696
229,215
Total assets $
18,859,170
$
18,909,549
LIABILITIES
Non-interest-bearing deposits $
5,275,733
$
5,404,121
Interest-bearing deposits
11,071,657
11,151,864
Total deposits
16,347,390
16,555,985
Long-term advances from the FHLB
500,000
500,000
Other long-term borrowings
111,700
161,700
Accounts payable and other liabilities
199,195
194,255
Total liabilities
17,158,285
17,411,940
Commitments and contingencies (See Note 21) (nil) (nil)
STOCKHOLDERS’ EQUITY
Common stock, $
0.10

par value,
2,000,000,000

shares authorized;
223,663,116

shares issued;
163,875,810
shares outstanding as of September 30, 2024 and
169,302,812

as of December 31, 2023
22,366
22,366
Additional paid-in capital
962,973
965,707
Retained earnings, includes legal surplus reserve of $
199,576

as of each of September 30, 2024 and December 31, 2023
1,989,419
1,846,112
Treasury stock (at cost),
59,787,306

shares as of September 30, 2024 and
54,360,304

shares as of December 31, 2023
(790,252)
(697,406)
Accumulated other comprehensive loss, net of tax of $
8,581

as of each of September 30, 2024 and December 31,

2023
(483,621)
(639,170)
Total stockholders’ equity
1,700,885
1,497,609
Total liabilities and stockholders’ equity $
18,859,170
$
18,909,549
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Quarter Ended September 30, Nine-Month Period Ended September 30,
2024 2023 2024 2023
(In thousands, except per share information)
Interest and dividend income:

Loans
$
243,720
$
227,930
$
720,776
$
656,632

Investment securities
22,173
24,519
69,553
77,887

Money market investments and interest-bearing cash accounts
8,782
10,956
25,096
23,486

Total interest and dividend income
274,675
263,405
815,425
758,005
Interest expense:

Deposits
63,704
54,298
190,400
125,787

Short-term securities sold under agreements to repurchase
-
359
-
2,756

Advances from the FHLB:

Short-term
-
-
-
4,776

Long-term
5,672
5,675
16,892
14,123

Other long-term borrowings
3,235
3,345
9,921
10,135

Total interest expense
72,611
63,677
217,213
157,577

Net interest income
202,064
199,728
598,212
600,428
Provision for credit losses - expense (benefit):

Loans and finance leases
16,470
10,643
41,317
47,669

Unfunded loan commitments
(1,041)
(128)
(1,177)
488

Debt securities
(184)
(6,119)
(1,123)
(6,029)

Provision for credit losses - expense
15,245
4,396
39,017
42,128

Net interest income after provision for credit losses
186,819
195,332
559,195
558,300
Non-interest income:

Service charges and fees on deposit accounts
9,684
9,552
29,071
28,380

Mortgage banking activities
3,199
2,821
9,500
8,493

Gain on early extinguishment of debt
-
-
-
1,605

Insurance commission income
3,003
2,790
11,296
10,384

Card and processing income
11,768
10,841
34,603
32,894

Other non-interest income
4,848
4,292
14,053
17,329

Total non-interest income

32,502
30,296
98,523
99,085
Non-interest expenses:

Employees’ compensation and benefits
59,081
56,535
176,043
167,271

Occupancy and equipment
22,424
21,781
65,656
64,064

Business promotion
4,116
4,759
12,317
12,901

Professional service fees
12,538
11,022
37,645
34,591

Taxes, other than income taxes
5,665
5,465
16,202
15,701

FDIC deposit insurance
2,164
2,143
7,582
6,419

Net gain on OREO operations
(1,339)
(2,153)
(6,400)
(6,133)

Credit and debit card processing expenses
7,095
6,779
20,453
18,637

Communications
2,170
2,219
6,528
6,427

Other non-interest expenses
9,021
8,088
26,514
24,945

Total non-interest expenses
122,935
116,638
362,540
344,823
Income before income taxes
96,386
108,990
295,178
312,562
Income tax expense
22,659
26,968
72,155
89,187
Net income

$
73,727
$
82,022
$
223,023
$
223,375
Net income attributable to common stockholders

$
73,727
$
82,022
$
223,023
$
223,375
Net income per common share:

Basic
$
0.45
$
0.47
$
1.35
$
1.25

Diluted
$
0.45
$
0.46
$
1.35
$
1.25
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Quarter Ended September 30, Nine-Month Period Ended September 30,
2024 2023 2024 2023
(In thousands)
Net income

$
73,727
$
82,022
$
223,023
$
223,375
Other comprehensive income (loss), net of tax:
Available-for-sale debt securities:
Net unrealized holding gains (losses) on debt securities

(1)
160,054
(78,976)
155,549
(46,585)
Other comprehensive income (loss) for the period
160,054
(78,976)
155,549
(46,585)

Total comprehensive income $
233,781
$
3,046
$
378,572
$
176,790
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
223,023
$
223,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
13,995
15,274
Amortization of intangible assets
5,123
5,889
Provision for credit losses
39,017
42,128
Deferred income tax expense
12,643
5,539
Stock-based compensation
6,789
5,898
Gain on early extinguishment of debt
-
(1,605)
Unrealized gain on derivative instruments
(232)
(464)
Net gain on disposals or sales, and impairments of premises and equipment and other assets
(68)
(235)
Net gain on sales of loans and loans held-for-sale valuation adjustments

(2,864)
(1,422)
Net amortization of discounts, premiums, and deferred loan fees and costs
449
839
Originations and purchases of loans held for sale
(116,430)
(125,886)
Sales and repayments of loans held for sale
113,176
126,800
Amortization of broker placement fees
554
216
Net amortization of premiums and discounts on investment securities
3,887
3,836
Decrease in accrued interest receivable
10,248
3,545
Increase in accrued interest payable
9,890
13,729
(Increase) decrease in other assets
(11,293)
6,077
Decrease in other liabilities
(558)
(39,810)

Net cash provided by operating activities
307,349
283,723
Cash flows from investing activities:
Net disbursements on loans held for investment
(365,298)
(485,198)
Proceeds from sales of loans held for investment
18,362
6,663
Proceeds from sales of repossessed assets
51,129
40,384
Purchases of available-for-sale debt securities
(44,063)
(5,458)
Proceeds from principal repayments and maturities of available-for-sale debt securities
530,232
393,958
Proceeds from principal repayments of held-to-maturity debt securities
32,467
79,889
Additions to premises and equipment
(8,387)
(19,938)
Proceeds from sales of premises and equipment and other assets
1,317
578
Net (purchases) redemptions of other investment securities
(2,637)
6,520
Proceeds from the settlement of insurance claims - investing activities
670
133

Net cash provided by investing activities
213,792
17,531
Cash flows from financing activities:
Net (decrease) increase in deposits
(268,556)
275,825
Net repayments of short-term borrowings
-
(550,133)
Repayments of long-term borrowings
(48,500)
(19,795)
Proceeds from long-term borrowings
-
300,000
Repurchase of outstanding common stock
(102,369)
(126,918)
Dividends paid on common stock
(79,509)
(75,825)

Net cash used in financing activities
(498,934)
(196,846)
Net increase in cash and cash equivalents
22,207
104,408
Cash and cash equivalents at beginning of year
663,164
480,505
Cash and cash equivalents at end of period $
685,371
$
584,913
Cash and cash equivalents include:
Cash and due from banks $
684,028
$
583,913
Money market investments
1,343
1,000
$
685,371
$
584,913
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY
(Unaudited)
Quarter Ended September 30, Nine-Month Period Ended September 30,
2024 2023 2024 2023
(In thousands, except per share information)
Common Stock $
22,366
$
22,366
$
22,366
$
22,366
Additional Paid-In Capital:

Balance at beginning of period
961,254
962,229
965,707
970,722

Stock-based compensation expense
1,942
1,901
6,789
5,898

Common stock reissued under stock-based compensation plan
(274)
(351)
(9,621)
(13,490)

Restricted stock forfeited
51
12
98
661

Balance at end of period
962,973
963,791
962,973
963,791
Retained Earnings:

Balance at beginning of period
1,941,980
1,733,497
1,846,112
1,644,209

Impact of adoption of Accounting Standards Update (“ASU”) 2022-02

-
-
-
(1,357)

Net income

73,727
82,022
223,023
223,375

Dividends on common stock ($
0.16

per share and $
0.14

per share for the quarters ended

September 30, 2024 and 2023, respectively; $
0.48

per share and $
0.42

per share for the

nine-month periods ended September 30, 2024 and 2023, respectively)
(26,288)
(24,867)
(79,716)
(75,575)

Balance at end of period
1,989,419
1,790,652
1,989,419
1,790,652
Treasury Stock (at cost):

Balance at beginning of period
(790,465)
(547,706)
(697,406)
(506,979)

Common stock repurchases (See Note 13)
(10)
(75,011)
(102,369)
(128,228)

Common stock reissued under stock-based compensation plan
274
351
9,621
13,490

Restricted stock forfeited
(51)
(12)
(98)
(661)

Balance at end of period
(790,252)
(622,378)
(790,252)
(622,378)
Accumulated Other Comprehensive Loss, net

of tax:

Balance at beginning of period
(643,675)
(772,387)
(639,170)
(804,778)

Other comprehensive income (loss), net of tax
160,054
(78,976)
155,549
(46,585)

Balance at end of period
(483,621)
(851,363)
(483,621)
(851,363)

Total stockholders’ equity
$
1,700,885
$
1,303,068
$
1,700,885
$
1,303,068
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
INDEX TO NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
PAGE
Note 1 –
Basis of Presentation and Significant Accounting Policies

11
Note 2 – Debt Securities
13
Note 3 – Loans Held for Investment
23
Note 4 – Allowance for Credit Losses for Loans and Finance Leases
43
Note 5 – Other Real Estate Owned (“OREO”)
46
Note 6 – Goodwill and Other Intangibles
47
Note 7 – Non-Consolidated Variable Interest Entities (“VIEs”) and Servicing Assets
48
Note 8 – Deposits
52
Note 9 – Advances from the Federal Home Loan Bank (“FHLB”)
53
Note 10 – Other Long-Term Borrowings
53
Note 11 – Earnings per Common Share
54
Note 12 – Stock-Based Compensation
55
Note 13 – Stockholders’ Equity
58
Note 14 – Accumulated Other Comprehensive Loss
60
Note 15 – Employee Benefit Plans
60
Note 16 – Income Taxes
61
Note 17 – Fair Value
62
Note 18 – Revenue from Contracts with Customers
67
Note 19 – Segment Information
69
Note 20 – Supplemental Statement of Cash Flows Information
71
Note 21 – Regulatory Matters, Commitments, and Contingencies
72
Note 22 – First BanCorp. (Holding Company Only) Financial Information
75

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

The results of operations for the quarter and nine-month period ended September 30, 2024 are not necessarily indicative of the results to be expected

for the

entire

year.
Adoption of New Accounting Requirements
The Corporation was not impacted by the adoption

of the following Accounting Standards Updates (“ASUs”) during 2024:
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
Sale Restrictions”
Recently Issued Accounting Standards Not Yet

Effective or Not Yet

Adopted
ASU

2024-03,

“Income

Statement
–

Reporting

Comprehensive

Income
–
Expense

Disaggregation

Disclosures

(Subtopic

220-40):
Disaggregation of Income Statement Expenses”
In November

2024, the

FASB issued

ASU 2024-03, which

requires disclosure

in the

notes to

financial statements

at each

interim and
annual

reporting

period,

of

specified

information

about

certain

costs

and

expenses

in

a

tabular

format,

including

but

not

limited

to,
employee compensation

and intangible

asset amortization;

the inclusion

of amounts

already required

under previous

GAAP in

the same
disclosure as

these disaggregation

requirements; and

a qualitative

description of

the amounts

remaining in

relevant expense

captions that
are not separately

disaggregated

quantitatively.
The

amendments

in

this

Update

should

be

applied

either

prospectively

to

financial

statements

issued

for

reporting

periods

after

the
effective date of

this Update or

retrospectively to any or

all prior periods

presented in the

financial statements and

are effective for annual
periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027.

ASU 2023-07,

“Segment

Reporting

(Topic 280): Improvements

to Reportable

Segment

Disclosure”
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
12
The Corporation has carried out

the necessary data updates to be

able to include the above

information in its footnote disclosures

for all
periods presented. The Corporation does not expect adoption of the standard during the fourth quarter of 2024 to have a material impact on
its consolidated financial statements.
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
13
NOTE 2 – DEBT SECURITIES
Available-for-Sale

Debt Securities
The amortized

cost, gross

unrealized gains

and losses,

ACL, estimated

fair value,

and weighted-average

yield of

available-for-sale
debt securities by contractual maturities as of September 30, 2024 and

December 31, 2023 were as follows:

September 30, 2024
Amortized cost
(1)
Gross Unrealized
ACL Fair Value
(2)
Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:

Due within one year
$
100,140
$
-
$
1,528
$
-
$
98,612
0.74
U.S. government-sponsored entities' (“GSEs”) obligations:

Due within one year
954,478
-
15,323
-
939,155
0.83

After 1 to 5 years
1,281,265
51
65,467
-
1,215,849
0.85

After 10 years
8,155
10
4
-
8,161
5.21
Puerto Rico government obligation:

After 10 years
(3)
3,008
-
1,091
350
1,567
-
United States and Puerto Rico government obligations
2,347,046
61
83,413
350
2,263,344
0.85
Mortgage-backed securities (“MBS”):

Residential MBS:

Freddie Mac (“FHLMC”) certificates:

Due within one year
2
-
-
-
2
4.04

After 1 to 5 years
14,626
-
435
-
14,191
2.06

After 5 to 10 years
131,333
-
8,652
-
122,681
1.54

After 10 years
922,868
34
135,996
-
786,906
1.40

1,068,829
34
145,083
-
923,780
1.43

Ginnie Mae (“GNMA”) certificates:

Due within one year
1,493
-
13
-
1,480
2.77

After 1 to 5 years
9,137
-
396
-
8,741
0.70

After 5 to 10 years
60,779
7
3,846
-
56,940
1.91

After 10 years
155,215
428
17,212
-
138,431
2.75
226,624
435
21,467
-
205,592
2.44

Fannie Mae (“FNMA”) certificates:

After 1 to 5 years
24,395
-
698
-
23,697
2.12

After 5 to 10 years
258,732
-
15,835
-
242,897
1.74

After 10 years
961,208
160
128,052
-
833,316
1.35

1,244,335
160
144,585
-
1,099,910
1.45

Collateralized mortgage obligations (“CMOs”) issued

or guaranteed by the FHLMC, FNMA, and GNMA:

After 10 years
251,397
3
46,471
-
204,929
1.49

Private label:

After 5 to 10 years
2,528
-
727
7
1,794
7.39

After 10 years
3,817
-
1,121
169
2,527
6.60
6,345
-
1,848
176
4,321
6.92
Total Residential MBS
2,797,530
632
359,454
176
2,438,532
1.54

Commercial MBS:

After 1 to 5 years
34,010
9
1,879
-
32,140
2.69

After 5 to 10 years
13,241
-
1,464
-
11,777
2.02

After 10 years
179,730
492
32,234
-
147,988
2.06
Total Commercial MBS
226,981
501
35,577
-
191,905
2.15
Total MBS
3,024,511
1,133
395,031
176
2,630,437
1.58
Other:

Due within one year
500
-
-
-
500
2.34

After 1 to 5 years
500
-
-
-
500
2.34
1,000
-
-
-
1,000
2.34
Total available-for-sale debt securities $
5,372,557
$
1,194
$
478,444
$
526
$
4,894,781
1.26
(1)
Excludes accrued

interest receivable

on available-for-sale

debt securities

that totaled

$
9.5

million as

of September

30, 2024

reported as

part of

accrued interest

receivable on

loans and

investment securities

in the
consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
475.1

million (amortized cost - $
532.2

million) that was pledged at the FHLB as collateral for borrowings and letters of credit as well as $
2.7

billion (amortized cost - $
3.0

billion) pledged as collateral for the
uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
15
During

the

first

nine

months

of

2024,

the

Corporation

purchased

approximately

$
44.1

million

of

Community

Reinvestment

Act
qualified investments, which were classified as available-for-sale debt securities,

and mainly consisted of commercial MBS.

Maturities

of

available-for-sale

debt

securities

are

based

on

the

period

of

final

contractual

maturity.

Expected

maturities

might
differ

from

contractual

maturities

because

they

may

be

subject

to

prepayments

and/or

call

options.

The

weighted-average

yield

on
available-for-sale

debt

securities

is

based

on

amortized

cost

and,

therefore,

does

not

give

effect

to

changes

in

fair

value.

The

net
unrealized loss

on available-for-sale

debt securities

is presented

as part

of accumulated

other comprehensive

loss in

the consolidated
statements of financial condition.

The

following

tables

present

the

fair

value

and

gross

unrealized

losses

of

the

Corporation’s

available-for-sale

debt

securities,
aggregated by

investment category

and length of

time that individual

securities have

been in a

continuous unrealized

loss position, as
of September 30, 2024 and December 31, 2023. The tables also include debt securities for which an ACL was recorded.

As of September 30, 2024
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

U.S. Treasury and U.S. GSEs’

obligations
$
1,828
$
4
$
2,247,894
$
82,318
$
2,249,722
$
82,322

Puerto Rico government obligation
-
-
1,567
1,091
(1)
1,567
1,091

MBS:

Residential MBS:

FHLMC
2
-
921,769
145,083
921,771
145,083

GNMA
69
1
180,162
21,466
180,231
21,467

FNMA
-
-
1,090,120
144,585
1,090,120
144,585

CMOs issued or guaranteed by the FHLMC,

FNMA, and GNMA
-
-
199,741
46,471
199,741
46,471

Private label
-
-
4,321
1,848
(1)
4,321
1,848

Commercial MBS
8,869
174
139,632
35,403
148,501
35,577
$
10,768
$
179
$
4,785,206
$
478,265
$
4,795,974
$
478,444
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of September 30, 2024, the

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

Private label MBS

held as part

of the Corporation’s

available for sale

portfolio consist of

trust certificates issued

by an unaffiliated
party

backed

by

fixed-rate,

single-family

residential

mortgage

loans

in

the

U.S.

mainland

with

original

FICO

scores

over

700

and
moderate

loan-to-value

ratios (under
80
%), as

well

as moderate

delinquency

levels.

The interest

rate

on

these

private label

MBS is
variable, tied

to 3-month

CME Term

Secured Overnight

Financing Rate

(“SOFR”) plus

a tenor

spread adjustment

of
0.26161
% and
the

original

spread

limited

to

the

weighted-average

coupon

of

the

underlying

collateral.

The

Corporation

determined

the

ACL

for
private

label

MBS

based

on

a

risk-adjusted

discounted

cash

flow

methodology

that

considers

the

structure

and

terms

of

the
instruments.

The

Corporation

utilized

probability

of default

(“PDs”)

and

loss-given

default

(“LGDs”)

that

considered,

among

other
things, historical

payment performance,

loan-to-value attributes,

and relevant

current and

forward-looking

macroeconomic variables,
such as

regional unemployment

rates and

the housing

price index.

Under this

approach, expected

cash flows

(interest and

principal)
were discounted

at the U.S.

Treasury yield

curve as of

the reporting

date. See

Note 17

– “Fair Value

”

for the significant

assumptions
used in the valuation of the private label MBS as of September 30, 2024 and December

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
17
The following

tables present

a roll-forward

of the ACL

on available-for-sale

debt securities

by major

security type

for the quarters
and nine-month periods ended September 30, 2024 and 2023:

Quarter Ended September 30,
2024 2023
Private label
MBS
Puerto Rico

Government
Obligation Total
Private label
MBS
Puerto Rico

Government
Obligation Total
(In thousands)
Beginning balance $
163
$
386
$
549
$
83
$
350
$
433
Provision for credit losses – (benefit) expense
-
(36)
(36)
-
32
32
Net recoveries
13
-
13
-
-
-

ACL on available-for-sale debt securities
$
176
$
350
$
526
$
83
$
382
$
465

Nine-Month Period Ended September 30,
2024 2023
Private label
MBS
Puerto Rico

Government
Obligations Total
Private label
MBS
Puerto Rico

Government
Obligations Total
(In thousands)
Beginning balance $
116
$
395
$
511
$
83
$
375
$
458
Provision for credit losses - (benefit) expense
-
(45)
(45)
-
7
7
Net recoveries
60
-
60
-
-
-

ACL on available-for-sale debt securities
$
176
$
350
$
526
$
83
$
382
$
465

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
18
Held-to-Maturity Debt Securities
The

amortized

cost,

gross

unrecognized

gains

and

losses,

estimated

fair

value,

ACL,

weighted-average

yield

and

contractual
maturities of held-to-maturity debt securities as of September 30, 2024 and December 31, 2023 were as follows:

September 30, 2024
Amortized cost
(1) (2)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Puerto Rico municipal bonds:
Due within one year
$
2,131
$
196
$
10
$
2,317
$
9
5.62
After 1 to 5 years
61,119
2,471
457
63,133
662
7.81
After 5 to 10 years
13,121
679
229
13,571
189
6.42
After 10 years
15,755
-
170
15,585
259
8.80
Total Puerto Rico municipal bonds
92,126
3,346
866
94,606
1,119
7.73
MBS:

Residential MBS:
FHLMC certificates:
After 5 to 10 years
13,084
-
250
12,834
-
3.03
After 10 years
17,281
-
448
16,833
-
4.31
30,365
-
698
29,667
-
3.76
GNMA certificates:
After 10 years
14,313
-
432
13,881
-
3.31
FNMA certificates:
After 10 years
62,754
-
1,545
61,209
-
4.18
CMOs issued or guaranteed by

FHLMC, FNMA, and GNMA:
After 10 years
26,420
-
914
25,506
-
3.49
Total Residential MBS
133,852
-
3,589
130,263
-
3.86

Commercial MBS:
After 1 to 5 years
9,306
-
124
9,182
-
3.48
After 10 years
87,858
-
5,055
82,803
-
3.15
Total Commercial MBS
97,164
-
5,179
91,985
-
3.18
Total MBS
231,016
-
8,768
222,248
-
3.57
Total held-to-maturity debt securities $
323,142
$
3,346
$
9,634
$
316,854
$
1,119
4.76
(1)
Excludes accrued

interest receivable

on held-to-maturity

debt securities

that totaled

$
2.5

million as

of September

30, 2024

reported as

part of

accrued interest

receivable on

loans and

investment securities

in the
consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
199.1

million (fair value - $
194.3

million) that serves as collateral for the uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
20
The

following

tables

present

the

Corporation’s

held-to-maturity

debt

securities’

fair

value

and

gross

unrecognized

losses,
aggregated

by

category

and

length

of

time

that

individual

securities

had

been

in

a

continuous

unrecognized

loss

position,

as

of
September 30, 2024 and December 31, 2023, including debt securities for which an ACL was recorded:

As of September 30, 2024
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

Puerto Rico municipal bonds
$
-
$
-
$
43,997
$
866
$
43,997
$
866

MBS:

Residential MBS:

FHLMC certificates
-
-
29,667
698
29,667
698

GNMA certificates
-
-
13,881
432
13,881
432

FNMA certificates
-
-
61,209
1,545
61,209
1,545

CMOs issued or guaranteed by FHLMC,

FNMA, and GNMA
-
-
25,506
914
25,506
914

Commercial MBS
-
-
91,985
5,179
91,985
5,179
Total held-to-maturity debt securities $
-
$
-
$
266,245
$
9,634
$
266,245
$
9,634
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

Significant
Accounting Policies,” to the audited financial statements included in the

2023 Annual Report on Form 10-K.

The Corporation

performs periodic

credit quality

reviews on

these issuers.

All of

the Puerto

Rico municipal

bonds were

current as

to
scheduled

contractual

payments

as

of

September

30,

2024.

The

ACL

of

Puerto

Rico

municipal

bonds

decreased

to

$
1.1

million

as

of
September 30, 2024, from $
2.2

million as of December 31, 2023, mostly related

to updated financial information of a bond

issuer received
during the first quarter of 2024.

The following tables present

the activity in the

ACL for held-to-maturity

debt securities by major

security type for the

quarters and
nine-month periods ended September 30, 2024 and 2023:

Puerto Rico Municipal Bonds
Quarter Ended September 30,
2024 2023
(In thousands)
Beginning balance $
1,267
$
8,401
Provision for credit losses – benefit
(148)
(6,151)
ACL on held-to-maturity debt securities
$
1,119
$
2,250

Puerto Rico Municipal Bonds
Nine-Month Period Ended September 30,
2024 2023
(In thousands)
Beginning Balance $
2,197
$
8,286
Provision for credit losses - benefit
(1,078)
(6,036)
ACL on held-to-maturity debt securities
$
1,119
$
2,250

Municipalities, which are

covered instrumentalities under

PROMESA, may be

affected by the

negative economic and

other effects
resulting from expense,

revenue, or cash

management measures taken by

the Puerto Rico government

to address its fiscal

situation, or
measures

included

in

its

fiscal

plan

or

fiscal

plans

of

other

government

entities.

Given

the

inherent

uncertainties

about

the

fiscal
situation

of the

Puerto Rico

central government

and the

measures taken,

or to

be taken,

by other

government

entities in

response

to
economic

and

fiscal

challenges,

the

Corporation

cannot

be

certain

whether

future

charges

to

the

ACL

on

these

securities

will

be
required.

From

time

to

time,

the

Corporation

has

held-to-maturity

securities

with

an

original

maturity

of

three

months

or

less

that

are
considered

cash

and

cash

equivalents

and

are

classified

as

money

market

investments

in

the

consolidated

statements

of

financial
condition. As of September 30, 2024 and December 31, 2023, the

Corporation had
no

outstanding held-to-maturity securities that were
classified as cash and cash equivalents.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
22

Credit Quality Indicators:
The

held-to-maturity

debt

securities

portfolio

consisted

of

GSEs’

MBS,

for

which

the

Corporation

expects

no

credit

losses,

and
financing arrangements

with Puerto

Rico municipalities

issued in

bond form.

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
As of September 30, 2024 and December 31, 2023,

all Puerto Rico municipal bonds classified as held-to-maturity were classified as
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
2024 2023
(In thousands)
Puerto Rico and Virgin Islands region:
Residential mortgage loans, mainly secured by first mortgages $
2,327,678
$
2,356,006
Construction loans
175,353
115,401
Commercial mortgage loans

1,797,333
1,790,637
Commercial and Industrial (“C&I”) loans
2,243,630
2,249,408
Consumer loans
3,733,741
3,651,770
Loans held for investment $
10,277,735
$
10,163,222
Florida region:
Residential mortgage loans, mainly secured by first mortgages $
492,469
$
465,720
Construction loans
31,989
99,376
Commercial mortgage loans

674,547
526,446
C&I loans
961,683
924,824
Consumer loans
7,601
5,895
Loans held for investment $
2,168,289
$
2,022,261
Total:
Residential mortgage loans, mainly secured by first mortgages $
2,820,147
$
2,821,726
Construction loans
207,342
214,777
Commercial mortgage loans

2,471,880
2,317,083
C&I loans
(1)
3,205,313
3,174,232
Consumer loans
3,741,342
3,657,665
Loans held for investment
(2)
12,446,024
12,185,483
ACL on loans and finance leases
(246,996)
(261,843)

Loans held for investment, net $
12,199,028
$
11,923,640
(1)
As of September 30, 2024 and

December 31, 2023, includes $
769.8

million and $
787.5

million, respectively, of commercial loans

that were secured by real estate
and for which the primary source of repayment at origination was not dependent upon such real estate.
(2) Includes accretable fair value net purchase discounts of $
24.5

million and $
24.7

million as of September 30, 2024 and December 31, 2023, respectively.
Various

loans

were

assigned

as

collateral

for

borrowings,

government

deposits,

time

deposits

accounts,

and

related

unused
commitments.

The carrying

value of

loans pledged

as collateral

amounted

to $
5.5

billion and

$
4.6

billion as

of September

30, 2024
and December

31, 2023,

respectively.

As of

each of

September 30,

2024 and

December 31,

2023, loans

pledged as

collateral include
$
1.8

billion,

that

were

pledged

at

the

FHLB

as

collateral

for

borrowings

and

letters

of

credit;

$
3.4

billion

pledged

as

collateral

to
secure borrowing

capacity at

the FED

Discount Window,

compared to

$
2.5

billion as

of December

31, 2023;

$
144.0

million pledged
to secure

as collateral

for the

uninsured

portion

of government

deposits,

compared

to $
166.9

million

as of

December 31,

2023; and
$
120.8

million pledged to secure time deposits accounts, compared to $
121.1

million as of December 31, 2023
.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
24
The Corporation’s

aging of

the loan

portfolio held

for investment,

as well

as information

about nonaccrual

loans with

no ACL,

by
portfolio classes as of September 30, 2024 and December 31, 2023 are as follows:

As of September 30, 2024 Days Past Due and Accruing
Current 30-59 60-89
90+
(1) (2) (3)
Nonaccrual
(4)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(5)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed

loans
(1) (3) (6) $
71,802
$
-
$
2,446
$
20,209
$
-
$
94,457
$
-

Conventional residential mortgage loans
(2) (6)
2,656,795
-
29,454
7,712
31,729
2,725,690
1,571
Commercial loans:

Construction loans
202,691
-
-
-
4,651
207,342
970

Commercial mortgage loans
(2) (6)
2,458,046
1,381
47
910
11,496
2,471,880
6,764

C&I loans

3,173,300
5,362
813
7,476
18,362
3,205,313
1,525
Consumer loans:

Auto loans
1,922,448
56,660
10,424
-
16,125
2,005,657
381

Finance leases
876,309
11,722
2,396
-
2,947
893,374
124

Personal loans
362,330
6,112
3,242
-
2,175
373,859
-

Credit cards
303,551
5,273
4,136
7,303
-
320,263
-

Other consumer loans
142,392
2,188
1,750
-
1,859
148,189
-

Total loans held for investment
$
12,169,664
$
88,698
$
54,708
$
43,610
$
89,344
$
12,446,024
$
11,335

(1)
It is the Corporation’s policy to report

delinquent Federal Housing Authority (“FHA”)/U.S. Department of Veterans

Affairs (“VA”)

government-guaranteed residential mortgage loans as past-due loans 90 days and still accruing as

opposed to

nonaccrual loans.

The Corporation

continues accruing

interest on

these loans

until they

have passed

the 15-month

delinquency mark,

taking into

consideration the

FHA interest

curtailment
process. These balances include $
9.0

million of residential mortgage loans guaranteed by the FHA that were over 15 months delinquent as of September 30, 2024.
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
more, amounting to $
6.5

million as of September 30, 2024 ($
5.6

million conventional residential mortgage loans and $
0.9

million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.
(3)
Include rebooked loans, which

were previously pooled into GNMA

securities, amounting to $
6.6

million as of September

30, 2024. Under the GNMA

program, the Corporation has

the option but not

the obligation to
repurchase loans

that meet

GNMA’s

specified delinquency

criteria. For

accounting purposes,

these loans

subject to

the repurchase

option are

required to

be reflected

on the

financial statements

with an

offsetting
liability.
(4) Nonaccrual loans in the Florida region amounted to $
9.3

million as of September 30, 2024 primarily residential mortgage loans.
(5) There were
no

nonaccrual loans with no ACL in the Florida region as of September 30, 2024.
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

September 30, 2024 amounted to $
8.7

million, $
60.6

million, and $
2.1

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

past due 30-59 days,

but less than two payments

in arrears, as of

December 31, 2023 amounted to

$
8.2

million, $
69.9

million, and $
1.1

million,
respectively.
When

a

loan

is placed

in

nonaccrual

status,

any

accrued

but uncollected

interest

income

is reversed

and

charged

against interest
income

and the

amortization of

any net

deferred fees

is suspended.

The amount

of accrued

interest reversed

against interest

income
totaled $
0.8

million and $
2.3

million for the quarter

and nine-month period ended

September 30, 2024, respectively,

compared to $
0.9
million and $
2.0

million for the same periods

in 2023, respectively.

For the quarter and

nine-month period ended September

30, 2024,
the cash

interest income

recognized

on nonaccrual

loans amounted

to $
0.5

million

and $
1.4

million,

respectively,

compared

to $
0.4
million and $
1.4

million for the same periods in 2023, respectively.
As of

September 30,

2024, the

recorded investment

on residential

mortgage loans

collateralized by

residential real

estate property
that

were

in

the

process

of

foreclosure

amounted

to

$
32.1

million,

including

$
12.3

million

of

FHA/VA

government-guaranteed
mortgage

loans,

and

$
4.5

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

2024, the

gross charge

-offs for

the nine-month

period
ended September

30, 2024

by portfolio

classes and

by origination

year,

and the

amortized cost

of commercial

and construction

loans
by portfolio classes based on the internal credit-risk category as of December

31, 2023, were as follows:

As of September 30,2024
As of
December 31,
2023 Puerto Rico and Virgin Islands Regions
Term Loans
Amortized Cost Basis by Origination Year
(1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
22,083
$
94,800
$
40,799
$
7,553
$
-
$
2,406
$
-
$
167,641
$
113,170

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
3,061
3,224
-
-
1,427
-
7,712
2,231

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
22,083
$
97,861
$
44,023
$
7,553
$
-
$
3,833
$
-
$
175,353
$
115,401

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
129,145
$
170,328
$
393,259
$
145,268
$
314,723
$
463,702
$
5,359
$
1,621,784
$
1,618,404

Criticized:

Special Mention
-
3,744
4,232
-
30,168
110,684
-
148,828
146,626

Substandard
137
-
-
-
-
26,584
-
26,721
25,607

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
129,282
$
174,072
$
397,491
$
145,268
$
344,891
$
600,970
$
5,359
$
1,797,333
$
1,790,637

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
184,460
$
397,957
$
281,462
$
127,753
$
144,452
$
307,136
$
716,028
$
2,159,248
$
2,173,939

Criticized:

Special Mention
-
2,340
-
10,005
-
416
29,378
42,139
40,376

Substandard
192
-
-
14,443
-
18,990
8,074
41,699
35,093

Doubtful
-
-
-
-
-
-
544
544
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
184,652
$
400,297
$
281,462
$
152,201
$
144,452
$
326,542
$
754,024
$
2,243,630
$
2,249,408

Charge-offs on C&I loans
$
-
$
106
$
304
$
-
$
-
$
1,190
$
234
$
1,834
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
27

As of September 30,2024
As of
December 31,
2023
Term Loans
Florida Region Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
5,197
$
8,742
$
-
$
-
$
-
$
-
$
18,050
$
31,989
$
99,376

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
-
-
-
-

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
5,197
$
8,742
$
-
$
-
$
-
$
-
$
18,050
$
31,989
$
99,376

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
61,492
$
28,790
$
229,182
$
105,293
$
38,885
$
173,516
$
24,154
$
661,312
$
525,453

Criticized:

Special Mention
-
-
12,242
-
-
-
-
12,242
-

Substandard
-
-
-
-
993
-
-
993
993

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
61,492
$
28,790
$
241,424
$
105,293
$
39,878
$
173,516
$
24,154
$
674,547
$
526,446

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
168,497
$
162,047
$
214,344
$
162,951
$
24,772
$
100,414
$
117,427
$
950,452
$
879,195

Criticized:

Special Mention
-
-
-
-
-
11,231
-
11,231
42,046

Substandard
-
-
-
-
-
-
-
-
3,583

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
168,497
$
162,047
$
214,344
$
162,951
$
24,772
$
111,645
$
117,427
$
961,683
$
924,824

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
48
$
259
$
307
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
28

As of September 30,2024
As of
December 31,
2023
Term Loans
Total Amortized Cost Basis by Origination Year

(1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
27,280
$
103,542
$
40,799
$
7,553
$
-
$
2,406
$
18,050
$
199,630
$
212,546

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
3,061
3,224
-
-
1,427
-
7,712
2,231

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
27,280
$
106,603
$
44,023
$
7,553
$
-
$
3,833
$
18,050
$
207,342
$
214,777

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
190,637
$
199,118
$
622,441
$
250,561
$
353,608
$
637,218
$
29,513
$
2,283,096
$
2,143,857

Criticized:

Special Mention
-
3,744
16,474
-
30,168
110,684
-
161,070
146,626

Substandard
137
-
-
-
993
26,584
-
27,714
26,600

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
190,774
$
202,862
$
638,915
$
250,561
$
384,769
$
774,486
$
29,513
$
2,471,880
$
2,317,083

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
352,957
$
560,004
$
495,806
$
290,704
$
169,224
$
407,550
$
833,455
$
3,109,700
$
3,053,134

Criticized:

Special Mention
-
2,340
-
10,005
-
11,647
29,378
53,370
82,422

Substandard
192
-
-
14,443
-
18,990
8,074
41,699
38,676

Doubtful
-
-
-
-
-
-
544
544
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
353,149
$
562,344
$
495,806
$
315,152
$
169,224
$
438,187
$
871,451
$
3,205,313
$
3,174,232

Charge-offs on C&I loans
$
-
$
106
$
304
$
-
$
-
$
1,238
$
493
$
2,141
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
29
The following

tables present the

amortized cost of

residential mortgage

loans by portfolio

classes and by

origination year

based on
accrual

status as

of

September

30,

2024,

the

gross charge

-offs

for

the

nine-month

period

ended

September

30,

2024 by

origination
year, and the amortized cost of residential mortgage

loans by portfolio classes based on accrual status as of December 31, 2023:

As of September 30,2024
As of
December 31,
2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Regions:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
765
$
781
$
1,278
$
782
$
90,167
$
-
$
93,773
$
99,293
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
765
$
781
$
1,278
$
782
$
90,167
$
-
$
93,773
$
99,293
Conventional residential mortgage loans
Accrual Status:
Performing $
132,452
$
167,864
$
155,169
$
64,099
$
27,667
$
1,664,173
$
-
$
2,211,424
$
2,231,701
Non-Performing
-
-
68
-
-
22,413
-
22,481
25,012
Total conventional residential mortgage loans $
132,452
$
167,864
$
155,237
$
64,099
$
27,667
$
1,686,586
$
-
$
2,233,905
$
2,256,713
Total
Accrual Status:
Performing $
132,452
$
168,629
$
155,950
$
65,377
$
28,449
$
1,754,340
$
-
$
2,305,197
$
2,330,994
Non-Performing
-
-
68
-
-
22,413
-
22,481
25,012
Total residential mortgage loans

$
132,452
$
168,629
$
156,018
$
65,377
$
28,449
$
1,776,753
$
-
$
2,327,678
$
2,356,006
Charge-offs on residential mortgage loans $
-
$
2
$
-
$
-
$
9
$
1,417
$
-
$
1,428
(1) Excludes accrued interest receivable.

As of September 30,2024
As of
December 31,
2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
684
$
-
$
684
$
943
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
684
$
-
$
684
$
943
Conventional residential mortgage loans
Accrual Status:
Performing $
65,909
$
86,443
$
73,629
$
41,979
$
27,327
$
187,250
$
-
$
482,537
$
457,550
Non-Performing
-
-
1,056
-
-
8,192
-
9,248
7,227
Total conventional residential mortgage loans $
65,909
$
86,443
$
74,685
$
41,979
$
27,327
$
195,442
$
-
$
491,785
$
464,777
Total
Accrual Status:
Performing $
65,909
$
86,443
$
73,629
$
41,979
$
27,327
$
187,934
$
-
$
483,221
$
458,493
Non-Performing
-
-
1,056
-
-
8,192
-
9,248
7,227
Total residential mortgage loans $
65,909
$
86,443
$
74,685
$
41,979
$
27,327
$
196,126
$
-
$
492,469
$
465,720
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
30

As of September 30,2024
As of
December 31,
2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
765
$
781
$
1,278
$
782
$
90,851
$
-
$
94,457
$
100,236
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
765
$
781
$
1,278
$
782
$
90,851
$
-
$
94,457
$
100,236
Conventional residential mortgage loans
Accrual Status:
Performing $
198,361
$
254,307
$
228,798
$
106,078
$
54,994
$
1,851,423
$
-
$
2,693,961
$
2,689,251
Non-Performing
-
-
1,124
-
-
30,605
-
31,729
32,239
Total conventional residential mortgage loans $
198,361
$
254,307
$
229,922
$
106,078
$
54,994
$
1,882,028
$
-
$
2,725,690
$
2,721,490
Total
Accrual Status:
Performing $
198,361
$
255,072
$
229,579
$
107,356
$
55,776
$
1,942,274
$
-
$
2,788,418
$
2,789,487
Non-Performing
-
-
1,124
-
-
30,605
-
31,729
32,239
Total residential mortgage loans $
198,361
$
255,072
$
230,703
$
107,356
$
55,776
$
1,972,879
$
-
$
2,820,147
$
2,821,726
Charge-offs on residential mortgage loans $
-
$
2
$
-
$
-
$
9
$
1,417
$
-
$
1,428
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
31
The

following

tables present

the

amortized

cost

of

consumer

loans

by

portfolio

classes

and

by

origination

year

based on

accrual
status as

of September

30, 2024,

the gross

charge-offs

for the

nine-month period

ended September

30, 2024

by portfolio

classes and
by origination year, and the amortized

cost of consumer loans by portfolio classes based on accrual status as of December 31,2023:

As of September 30, 2024
As of
December 31,
2023
Term Loans
Amortized Cost Basis by Origination Year
(1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Regions:
Auto loans
Accrual Status:
Performing $
481,347
$
537,007
$
432,448
$
297,257
$
130,203
$
110,964
$
-
$
1,989,226
$
1,919,583
Non-Performing
766
4,071
3,528
3,114
1,409
3,234
-
16,122
15,556
Total auto loans $
482,113
$
541,078
$
435,976
$
300,371
$
131,612
$
114,198
$
-
$
2,005,348
$
1,935,139
Charge-offs on auto loans $
660
$
7,573
$
7,602
$
4,243
$
1,364
$
2,756
$
-
$
24,198
Finance leases
Accrual Status:
Performing $
196,167
$
278,082
$
208,244
$
122,051
$
49,384
$
36,499
$
-
$
890,427
$
853,528
Non-Performing
-
633
876
610
194
634
-
2,947
3,287
Total finance leases $
196,167
$
278,715
$
209,120
$
122,661
$
49,578
$
37,133
$
-
$
893,374
$
856,815
Charge-offs on finance leases $
44
$
1,926
$
2,609
$
1,205
$
281
$
928
$
-
$
6,993
Personal loans
Accrual Status:
Performing $
107,544
$
128,563
$
82,226
$
20,363
$
9,998
$
21,049
$
-
$
369,743
$
379,161
Non-Performing
108
822
846
165
76
158
-
2,175
1,841
Total personal loans $
107,652
$
129,385
$
83,072
$
20,528
$
10,074
$
21,207
$
-
$
371,918
$
381,002
Charge-offs on personal loans $
249
$
5,712
$
7,503
$
1,683
$
540
$
1,527
$
-
$
17,214
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
320,263
$
320,263
$
329,212
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
320,263
$
320,263
$
329,212
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
18,593
$
18,593
Other consumer loans
Accrual Status:
Performing $
53,663
$
44,603
$
19,600
$
5,892
$
4,017
$
4,502
$
8,735
$
141,012
$
147,913
Non-Performing
267
773
332
70
19
220
145
1,826
1,689
Total other consumer loans $
53,930
$
45,376
$
19,932
$
5,962
$
4,036
$
4,722
$
8,880
$
142,838
$
149,602
Charge-offs on other consumer loans $
685
$
7,496
$
3,870
$
950
$
234
$
435
$
486
$
14,156
Total
Accrual Status:
Performing $
838,721
$
988,255
$
742,518
$
445,563
$
193,602
$
173,014
$
328,998
$
3,710,671
$
3,629,397
Non-Performing
1,141
6,299
5,582
3,959
1,698
4,246
145
23,070
22,373
Total consumer loans

$
839,862
$
994,554
$
748,100
$
449,522
$
195,300
$
177,260
$
329,143
$
3,733,741
$
3,651,770
Charge-offs on total consumer loans $
1,638
$
22,707
$
21,584
$
8,081
$
2,419
$
5,646
$
19,079
$
81,154
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
32

As of September 30, 2024
As of
December 31,
2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
Auto loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
306
$
-
$
306
$
1,105
Non-Performing
-
-
-
-
-
3
-
3
12
Total auto loans $
-
$
-
$
-
$
-
$
-
$
309
$
-
$
309
$
1,117
Charge-offs on auto loans $
-
$
-
$
-
$
-
$
-
$
75
$
-
$
75
Finance leases
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Personal loans
Accrual Status:
Performing $
1,823
$
47
$
-
$
71
$
-
$
-
$
-
$
1,941
$
273
Non-Performing
-
-
-
-
-
-
-
-
-
Total personal loans $
1,823
$
47
$
-
$
71
$
-
$
-
$
-
$
1,941
$
273
Charge-offs on personal loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Other consumer loans
Accrual Status:
Performing $
897
$
53
$
-
$
217
$
317
$
1,994
$
1,840
$
5,318
$
4,446
Non-Performing
-
-
-
-
-
17
16
33
59
Total other consumer loans $
897
$
53
$
-
$
217
$
317
$
2,011
$
1,856
$
5,351
$
4,505
Charge-offs on other consumer loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Total
Accrual Status:
Performing $
2,720
$
100
$
-
$
288
$
317
$
2,300
$
1,840
$
7,565
$
5,824
Non-Performing
-
-
-
-
-
20
16
36
71
Total consumer loans $
2,720
$
100
$
-
$
288
$
317
$
2,320
$
1,856
$
7,601
$
5,895
Charge-offs on total consumer loans $
-
$
-
$
-
$
-
$
-
$
75
$
-
$
75
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
33

As of September 30, 2024
As of
December 31,
2023
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
Auto loans
Accrual Status:
Performing $
481,347
$
537,007
$
432,448
$
297,257
$
130,203
$
111,270
$
-
$
1,989,532
$
1,920,688
Non-Performing
766
4,071
3,528
3,114
1,409
3,237
-
16,125
15,568
Total auto loans $
482,113
$
541,078
$
435,976
$
300,371
$
131,612
$
114,507
$
-
$
2,005,657
$
1,936,256
Charge-offs on auto loans $
660
$
7,573
$
7,602
$
4,243
$
1,364
$
2,831
$
-
$
24,273
Finance leases
Accrual Status:
Performing $
196,167
$
278,082
$
208,244
$
122,051
$
49,384
$
36,499
$
-
$
890,427
$
853,528
Non-Performing
-
633
876
610
194
634
-
2,947
3,287
Total finance leases $
196,167
$
278,715
$
209,120
$
122,661
$
49,578
$
37,133
$
-
$
893,374
$
856,815
Charge-offs on finance leases $
44
$
1,926
$
2,609
$
1,205
$
281
$
928
$
-
$
6,993
Personal loans
Accrual Status:
Performing $
109,367
$
128,610
$
82,226
$
20,434
$
9,998
$
21,049
$
-
$
371,684
$
379,434
Non-Performing
108
822
846
165
76
158
-
2,175
1,841
Total personal loans $
109,475
$
129,432
$
83,072
$
20,599
$
10,074
$
21,207
$
-
$
373,859
$
381,275
Charge-offs on personal loans $
249
$
5,712
$
7,503
$
1,683
$
540
$
1,527
$
-
$
17,214
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
320,263
$
320,263
$
329,212
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
320,263
$
320,263
$
329,212
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
18,593
$
18,593
Other consumer loans
Accrual Status:
Performing $
54,560
$
44,656
$
19,600
$
6,109
$
4,334
$
6,496
$
10,575
$
146,330
$
152,359
Non-Performing
267
773
332
70
19
237
161
1,859
1,748
Total other consumer loans $
54,827
$
45,429
$
19,932
$
6,179
$
4,353
$
6,733
$
10,736
$
148,189
$
154,107
Charge-offs on other consumer loans $
685
$
7,496
$
3,870
$
950
$
234
$
435
$
486
$
14,156
Total
Accrual Status:
Performing $
841,441
$
988,355
$
742,518
$
445,851
$
193,919
$
175,314
$
330,838
$
3,718,236
$
3,635,221
Non-Performing
1,141
6,299
5,582
3,959
1,698
4,266
161
23,106
22,444
Total consumer loans $
842,582
$
994,654
$
748,100
$
449,810
$
195,617
$
179,580
$
330,999
$
3,741,342
$
3,657,665
Charge-offs on total consumer loans $
1,638
$
22,707
$
21,584
$
8,081
$
2,419
$
5,721
$
19,079
$
81,229
(1) Excludes accrued interest receivable.
As of September 30, 2024 and December 31, 2023, the balance of revolving loans converted to term loans was
no
t material.
Accrued interest

receivable on loans

totaled $
55.1

million as of

September 30, 2024

($
62.3

million as of

December 31, 2023),

was
reported as part

of accrued interest receivable

on loans and

investment securities in

the consolidated statements

of financial condition,
and is excluded from the estimate of credit losses.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
34
The

following

tables

present

information

about

collateral

dependent

loans

that

were

individually

evaluated

for

purposes

of
determining the ACL as of September 30, 2024 and December

31, 2023
:

As of September 30, 2024
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost

Related
Allowance Amortized Cost
Amortized Cost

Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
23,450
$
1,040
$
-
$
23,450
$
1,040
Commercial loans:
Construction loans
3,224
230
956
4,180
230
Commercial mortgage loans
5,019
133
42,347
47,366
133
C&I loans

13,348
1,330
6,527
19,875
1,330
Consumer loans:
Personal loans
28
1
-
28
1
Other consumer loans
123
9
-
123
9
$
45,192
$
2,743
$
49,830
$
95,022
$
2,743

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

30, 2024 was
72
%,
compared

to
65
%

as

of

December

31,

2023,

mainly

related

to

the

inflow

to

nonaccrual

status

of

a

$
16.5

million

commercial
relationship

in the

Puerto Rico

region in

the food

retail industry,

with a

loan-to-value

over
100
%, classified

as collateral

dependent,
partially offset

by the sale

of an $
8.2

million nonaccrual

C&I loan in

the Puerto Rico

region, which resulted

in a $
1.2

million charge-
off that had been previously reserved.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
35
Purchases and Sales of Loans
In

the

ordinary

course

of

business,

the

Corporation

enters

into

securitization

transactions

and

whole

loan

sales

with

GNMA

and
GSEs, such as FNMA and

FHLMC. During the first

nine months of 2024,

loans pooled into GNMA MBS

amounted to approximately
$
87.4

million, compared

to $
102.9

million, for the

first nine months

of 2023, for

which the Corporation

recognized a net

gain on sale
of

$
3.7

million

and

$
2.2

million,

respectively.

Also,

during

the

first

nine

months

of

2024

and

2023,

the

Corporation

sold
approximately

$
25.8

million

and

$
28.6

million,

respectively,

of

performing

residential

mortgage

loans

to

GSEs,

for

which

the
Corporation

recognized a

net gain

on sale

of $
0.6

million and

$
0.7

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
6.6

million and $
7.9

million, respectively.
During

the

first

nine

months

of

2024

and

2023,

the

Corporation

repurchased,

pursuant

to

the

aforementioned

repurchase

option,
$
1.7

million and $
2.5

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

The Corporation’s risk of
loss

with

respect

to

these

loans

is

also

minimal

as

these

repurchased

loans

are

generally

performing

loans

with

documentation
deficiencies.
During

the

first

nine

months

of

2024,

the

Corporation

purchased

commercial

loan

participations

in

the

Florida

region

totaling
$
178.2

million, which

consisted of

approximately $
164.5

million in

the C&I

portfolio and

$
13.7

million in

the commercial

mortgage
portfolio, compared

to C&I loan

participations purchased

in the Florida

region totaling $
61.3

million during the

same period of

2023.
In addition,

during

the first

nine months

of 2024,

the Corporation

purchased

commercial mortgage

loan participations

in the

Puerto
Rico region totaling $
38.9

million.
During

the first

nine months

of

2024,

the Corporation

recognized

a $
10.0

million

recovery

associated

with the

bulk

sale of

fully
charged-off

consumer

loans.

There

were
no

significant

sales

of

loans

during

the

first

nine

months

of

2023,

other

than

the

sales

of
conforming

residential

mortgage loans

mentioned

above. In

addition, during

the first

nine months

of 2024,

the Corporation

sold the
aforementioned $
8.2

million nonaccrual C&I loan in the Puerto Rico region, net of a $
1.2

million charge-off.

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

September 30, 2024,

credit risk concentration

was approximately
80
% in Puerto

Rico,
17
% in the

U.S., and
3
%
in the USVI and the BVI.
As of

September

30,

2024,

the Corporation

had $
213.9

million outstanding

in loans

extended

to the

Puerto

Rico government,

its
municipalities

and

public

corporations,

compared

to

$
187.7

million

as

of

December

31,

2023.

As

of

September

30,

2024,
approximately

$
132.2

million consisted

of loans

extended

to municipalities

in Puerto

Rico that

are general

obligations supported

by
assigned

property

tax

revenues,

and

$
22.2

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
50.7

million in loans

to agencies
or public corporations of the Puerto Rico government.
In

addition,

as

of

September

30,

2024,

the

Corporation

had

$
73.5

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

2024,

the

Corporation

had
$
48.4
million in

loans to

USVI government

public corporations,

compared to

$
90.5

million as

of December

31, 2023.

As of September

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
0.5

million

and

$
3.7
million in restructured residential

mortgage loans that are

government-guaranteed (e.g.,

FHA/VA

loans) and were modified

during the
quarter and

nine-month period

ended September

30, 2024,

respectively,

compared to

$
0.9

million and

$
3.2

million, respectively,

for
the comparable periods in 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
38
The

following

tables

present

the

amortized

cost

basis

as

of

September

30,

2024

and

2023

of

loans

modified

to

borrowers
experiencing financial difficulty

during the quarters

and nine-month periods

ended September 30,

2024 and 2023,

by portfolio classes
and type

of modification

granted, and

the percentage

of these

modified

loans relative

to the

total period-end

amortized cost

basis of
receivables in the portfolio class:

Quarter Ended September 30, 2024
Payment Delay Only
Forbearance Payment Plan
Trial
Modification
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction and
Term
Extension Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
87
$
-
$
-
$
-
$
-
$
87
0.00%
Construction loans
-
-
-
-
122
-
-
122
0.06%
Commercial mortgage loans
-
-
-
-
-
-
-
-
-
C&I loans
-
-
-
14
335
4,058
22
(1)
4,429
0.14%
Consumer loans:
Auto loans
-
-
-
-
41
37
959
(1)
1,037
0.05%
Personal loans
-
-
-
-
-
40
-
40
0.01%
Credit cards
-
-
-
929
(2)
-
-
-
929
0.29%
Other consumer loans
-
-
-
-
77
48
-
125
0.08%

Total modifications
$
-
$
-
$
87
$
943
$
575
$
4,183
$
981
$
6,769

Quarter Ended September 30, 2023
Payment Delay Only
Forbearance Payment Plan
Trial
Modification
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction and
Term
Extension Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
401
$
-
$
-
$
-
$
-
$
401
0.01%
Construction loans
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
2,225
-
-
2,225
0.10%
C&I loans
-
-
-
192
-
-
-
192
0.01%
Consumer loans:
Auto loans
-
-
-
-
74
59
608
(1)
741
0.04%
Personal loans
-
-
-
-
67
87
-
154
0.04%
Credit cards
-
-
-
368
(2)
-
-
-
368
0.11%
Other consumer loans
-
-
-
-
54
4
4
(1)
62
0.04%

Total modifications
$
-
$
-
$
401
$
560
$
2,420
$
150
$
612
$
4,143

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
39

Nine-Month Period Ended September 30, 2024
Payment Delay Only
Forbearance Payment Plan
Trial
Modification
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction and
Term
Extension Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
766
$
-
$
157
$
58
$
-
$
981
0.04%
Construction loans
-
-
-
-
122
-
-
122
0.06%
Commercial mortgage loans
-
-
-
-
115,703
-
-
115,703
4.68%
C&I loans
-
-
-
26
335
4,058
22
(1)
4,441
0.14%
Consumer loans:
Auto loans
-
-
-
-
319
192
2,512
(1)
3,023
0.15%
Personal loans
-
-
-
-
13
127
-
140
0.04%
Credit cards
-
-
-
1,935
(2)
-
-
-
1,935
0.60%
Other consumer loans
-
-
-
-
335
185
32
(1)
552
0.37%

Total modifications
$
-
$
-
$
766
$
1,961
$
116,984
$
4,620
$
2,566
$
126,897

Nine-Month Period Ended September 30, 2023
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
40

The

following

tables

present

by

portfolio

classes

the

financial

effects

of

the

modifications

granted

to

borrowers

experiencing
financial difficulty,

other than

those associated

to payment

delay,

during the

quarters and

nine-month

periods ended

September 30,
2024

and

2023.

The

financial

effects

of

the

modifications

associated

to

payment

delay

were

discussed

above

and,

as

such,

were
excluded from the tables below:
Quarter Ended September 30, 2024
Combination of Interest Rate Reduction and Term
Extension
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
(In thousands)
Conventional residential mortgage loans
-
% -
-
% -
Construction loans
-
%
208
-
% -
Commercial mortgage loans
-
% -
-
% -
C&I loans
14.50
%
178
3.00
%
22
Consumer loans:
Auto loans
-
%
24
3.04
%
26
Personal loans
-
% -
3.51
%
10
Credit cards
17.48
% -
-
% -
Other consumer loans
-
%
26
2.30
%
21

Quarter Ended September 30, 2023
Combination of Interest Rate Reduction and Term
Extension
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
(In thousands)
Conventional residential mortgage loans
-
% -
-
% -
Construction loans
-
% -
-
% -
Commercial mortgage loans
-
%
13
-
% -
C&I loans
0.45
% -
-
% -
Consumer loans:
Auto loans
-
%
31
2.27
%
25
Personal loans
-
%
35
3.61
%
41
Credit cards
16.67
% -
-
% -
Other consumer loans
-
%
22
2.00
%
10

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
41

Nine-Month Period Ended September 30, 2024
Combination of Interest Rate Reduction and Term
Extension
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
(In thousands)
Conventional residential mortgage loans
-
%
69
1.80
%
106
Construction loans
-
%
208
-
% -
Commercial mortgage loans
-
%
96
-
% -
C&I loans
13.82
%
178
3.00
%
22
Consumer loans:
Auto loans
-
%
27
2.62
%
29
Personal loans
-
%
25
3.09
%
16
Credit cards
17.21
% -
-
% -
Other consumer loans
-
%
25
3.04
%
18

Nine-Month Period Ended September 30, 2023
Combination of Interest Rate Reduction and Term
Extension
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
(In thousands)
Conventional residential mortgage loans
-
%
105
2.95
%
105
Construction loans
-
% -
-
% -
Commercial mortgage loans
-
%
13
0.25
%
64
C&I loans
0.45
%
72
-
% -
Consumer loans:
Auto loans
-
%
27
3.10
%
28
Personal loans
-
%
35
4.29
%
33
Credit cards
16.27
% -
-
% -
Other consumer loans
-
%
26
1.74
%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
42

The

following

tables

present

by

portfolio

classes

the

performance

of

loans

modified

during

the

last

twelve

months

ended
September

30,

2024

and

during

the

nine-month

period

ended

September

30,

2023

that

were

granted

to

borrowers

experiencing
financial difficulty:
Last Twelve Months Ended September 30, 2024
30-59 60-89 90+
Total
Delinquency Current Total
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
-
$
-
$
1,611
$
1,611
Construction loans
-
-
-
-
122
122
Commercial mortgage loans
-
-
-
-
115,703
115,703
C&I loans
-
-
-
-
4,441
4,441
Consumer loans:
Auto loans
86
156
82
324
3,751
4,075
Personal loans
-
-
-
-
205
205
Credit cards
172
46
13
231
2,163
2,394
Other consumer loans
32
37
22
91
461
552

Total modifications
$
290
$
239
$
117
$
646
$
128,457
$
129,103

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
43
NOTE 4 – ALLOWANCE

FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following tables present the activity in the ACL on loans and finance leases by portfolio segment for the indicated periods:
Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I

Loans Consumer Loans Total
Quarter Ended September 30, 2024
(In thousands)
ACL:
Beginning balance $
46,051
$
5,646
$
30,078
$
34,448
$
138,309
$
254,532
Provision for credit losses - (benefit) expense
(5,476)
(1,659)
(5,914)
1,138
28,381
16,470
Charge-offs

(421)
-
-
(1,350)
(27,274)
(29,045)
Recoveries
497
11
41
210
4,280
5,039
Ending balance $
40,651
$
3,998
$
24,205
$
34,446
$
143,696
$
246,996

Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I

Loans
Consumer Loans Total
Quarter Ended September 30, 2023
(In thousands)
ACL:
Beginning balance $
60,514
$
4,804
$
42,427
$
28,014
$
131,299
$
267,058
Provision for credit losses - (benefit) expense
(3,349)
(642)
(1,344)
1,931
14,047
10,643
Charge-offs

(499)
(4)
(1)
(9)
(19,746)
(20,259)
Recoveries
534
1,463
75
161
3,940
6,173
Ending balance $
57,200
$
5,621
$
41,157
$
30,097
$
129,540
$
263,615

Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I

Loans Consumer Loans Total
Nine-Month Period Ended September 30, 2024
(In thousands)
ACL:
Beginning balance $
57,397
$
5,605
$
32,631
$
33,190
$
133,020
$
261,843
Provision for credit losses - (benefit) expense
(16,533)
(1,642)
(8,900)
(2,890)
71,282
41,317
Charge-offs

(1,428)
-
-
(2,141)
(81,229)
(84,798)
Recoveries
1,215
35
474
6,287
20,623
(1)
28,634
Ending balance $
40,651
$
3,998
$
24,205
$
34,446
$
143,696
$
246,996
(1)

Includes recoveries totaling $
10
.0 million associated with the bulk sale of fully charged-off consumer loans and finance leases.

Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I

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

of September

30, 2024

and December

31, 2023,

the Corporation
applied

100%

probability

to

the

baseline

scenario

for

the

commercial

mortgage

and

construction

loan

portfolios

since

certain
macroeconomic variables

associated with

commercial real

estate property

performance and

the commercial

real estate

(“CRE”) price
index,

particularly

in

the

Puerto

Rico

region,

are

expected

to

continue

to

perform

in

a

more

favorable

manner

than

the

alternative
downside economic scenario.
At least every other

year, the

Corporation reviews the

credit models used

in determining the

ACL. Such exercise

consists primarily
in

updating

the

model

with

recent

historical

losses

and

determining

if

other

changes

are

required

for

purposes

of

estimating

credit
losses. During the

first nine months

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

portfolios, historical loss

trends were updated

and resulted in an

increase in
the required reserve levels as the loss experience in such portfolios have been trending higher towards historical loss experience.
As

of

September

30,

2024,

the

ACL

for

loans

and

finance

leases

was

$
247.0

million,

a

decrease

of

$
14.8

million,

from

$
261.8
million as

of December

31, 2023.

The ACL

for residential

mortgage loans

decreased by

$
16.7

million, driven

by the

aforementioned
updated historical loss experience

used for determining the ACL estimate resulting

in a downward revision of

estimated loss severities
and

improvements

in

the

long-term

projections

of

the

unemployment

rate

in

the

Puerto

Rico

region,

partially

offset

by

newly
originated loans. The ACL for commercial

and construction loans decreased by

$
8.8

million, mainly due to reserve releases

associated
with the

improved financial

condition of

certain borrowers

and an

improvement on

the economic

outlook of

certain macroeconomic
variables,

particularly

variables

associated

with

commercial

real

estate

property

performance

and

the

forecasted

CRE

price

index,
partially offset by increased volume.

Meanwhile, the

ACL for

consumer loans

increased by

$
10.7

million driven

by higher

charge-off

levels and

loan portfolio

growth,
mainly in auto loans.
Net charge-offs

were $
24.0

million and $
56.2

million for the third

quarter and first

nine months of

2024, respectively,

compared to
$
14.1

million and

$
46.6

million, respectively,

for the

same periods

in 2023.

The $
9.9

million increase

in net

charge-offs for

the third
quarter of

2024 was

driven by

an increase

in consumer

loans and

finance leases

charge-offs

across all

major portfolio

classes, a

$
1.4
million recovery recorded on a

construction loan in the

Puerto Rico region during the

third quarter of 2023,

and a $
1.2

million charge-
off recorded

on the sale

of a nonaccrual

C&I loan in

the Puerto

Rico region

in the third

quarter of

2024. The

$
9.5

million increase

in
net

charge-offs

for

the

first

nine

months

of

2024

was

driven

by

the

aforementioned

increase

in

consumer

loans

and

finance

leases
charge-offs,

partially offset

by the

effect during

the first

nine months

of 2024

of both

the $
10.0

million recovery

associated with

the
bulk sale of

fully charged-off

consumer loans and

finance leases and a

$
5.0

million recovery associated

with a C&I loan

in the Puerto
Rico region,

and a

$
6.2

million charge-off

recorded on

a C&I

participated

loan in

the Florida

region during

the first

nine months

of
2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
45

The tables below

present the ACL

related to loans

and finance leases

and the carrying

values of loans

by portfolio segment

as of
September 30, 2024 and December 31, 2023:
As of September 30, 2024
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
C&I

Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,820,147
$
207,342
$
2,471,880
$
3,205,313
$
3,741,342
$
12,446,024

Allowance for credit losses
40,651
3,998
24,205
34,446
143,696
246,996

Allowance for credit losses to

amortized cost
1.44
%
1.93
%
0.98
%
1.07
%
3.84
%
1.98
%

As of December 31, 2023
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
C&I

Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,821,726
$
214,777
$
2,317,083
$
3,174,232
$
3,657,665
$
12,185,483

Allowance for credit losses
57,397
5,605
32,631
33,190
133,020
261,843

Allowance for credit losses to

amortized cost
2.03
%
2.61
%
1.41
%
1.05
%
3.64
%
2.15
%
In

addition,

the

Corporation

estimates

expected

credit

losses

over

the

contractual

period

in

which

the

Corporation

is

exposed

to
credit

risk

via

a

contractual

obligation

to

extend

credit,

such

as

unfunded

loan

commitments

and

standby

letters

of

credit

for
commercial

and

construction

loans,

unless

the

obligation

is

unconditionally

cancellable

by

the

Corporation.

See

Note

21

–
“Regulatory Matters, Commitments

and Contingencies” for

information on off

-balance sheet exposures

as of September 30,

2024 and
December 31,

2023. The

Corporation estimates

the ACL

for these

off-balance

sheet exposures

following the

methodology described
in

Note

1 –

“Nature

of Business

and

Summary

of Significant

Accounting

Policies”

to

the audited

consolidated

financial statements
included

in

the

2023

Annual

Report

on

Form

10-K.

As

of

September

30,

2024,

the

ACL

for

off-balance

sheet

credit

exposures
amounted

to $
3.5

million,

compared

to $
4.6

million

as of

December

31,

2023.

The decrease

was

driven

by an

improvement

on the
economic outlook of certain macroeconomic variables, particularly in variables associated with the CRE price index.
The following

table presents

the activity

in the

ACL for

unfunded loan

commitments and

standby letters

of credit

for the

quarters
and nine-month periods ended September 30, 2024 and 2023:

Quarter Ended Nine-Month Period Ended
September 30, September 30,
2024 2023 2024 2023
(In thousands)
Beginning balance $
4,502
$
4,889
$
4,638
$
4,273
Provision for credit losses - (benefit) expense

(1,041)
(128)
(1,177)
488
Ending balance $
3,461
$
4,761
$
3,461
$
4,761

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
46
NOTE 5 –
OTHER REAL ESTATE

OWNED (“OREO”)

The following table presents the OREO inventory as of the indicated dates:
September 30, 2024 December 31, 2023
(In thousands)
OREO balances, carrying value:
Residential
(1)
$
14,451
$
20,261
Construction
1,125
1,601
Commercial

(2)
3,754
10,807
Total $
19,330
$
32,669
(1) Excludes $
7.2

million and $
16.6

million as of September 30, 2024 and December 31, 2023,

respectively, of foreclosures that

met the conditions of ASC Subtopic 310-40 “Reclassification
of Residential Real Estate Collateralized Consumer

Mortgage Loans upon Foreclosure,” and

are presented as a receivable as part

of other assets in the consolidated statements

of financial
condition.
(2) Decrease was mainly associated with the sale of a $
5.3

million commercial real estate OREO property in Puerto Rico during the first nine months of 2024 at a gain of $
2.3

million.
See Note 17 – “Fair

Value”

for information on subsequent

measurement adjustments recorded

on OREO properties reported

as part
of

“Net

gain

on

OREO

operations”

in

the

consolidated

statements

of

income

during

the

quarters

and

nine-month

periods

ended
September 30, 2024 and 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
47
NOTE 6 – GOODWILL AND OTHER INTANGIBLES

Goodwill
Goodwill

as

of

each

of

September

30,

2024

and

December

31,

2023

amounted

to

$
38.6

million.
The Corporation’s policy is to
assess goodwill and other intangibles for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe that the values of goodwill or other intangibles may be impaired. During the fourth quarter of 2023, management performed a qualitative analysis of the carrying amount of each relevant reporting units’ goodwill and concluded that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying value. This assessment involved identifying the inputs and assumptions that most affect fair value, including evaluating significant and relevant events impacting each reporting entity, and evaluating such factors to determine if a positive assertion can be made that it is more-likely-
than-not that the fair value of the reporting units exceeded their carrying amount. As of December 31, 2023, the Corporation concluded that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying value. The Corporation determined that there have been no significant events since the last annual assessment that could indicate potential goodwill impairment on reporting units for which the goodwill is allocated. As a result, no impairment charges for goodwill were recorded during the first nine months of 2024.

There were
no

changes in

the carrying

amount of

goodwill during

the quarters

and nine-month

periods ended

September 30,

2024
and 2023.
Other Intangible Assets
The

following

table

presents

the

gross

amount

and

accumulated

amortization

of

the

Corporation’s

intangible

assets

subject

to
amortization as of the indicated dates:

As of As of
September 30, 2024 December 31, 2023
(Dollars in thousands)
Core deposit intangible:
Gross amount $
87,544
$
87,544
Accumulated amortization
(79,284)
(74,161)
Net carrying amount $
8,260
$
13,383
Remaining amortization period (in years)
5.3
6.0

During the

quarter and

nine-month periods

ended September

30, 2024,

the Corporation

recognized $
1.4

million and

$
5.1

million,
respectively,

in amortization

expense

on its

other intangibles

subject to

amortization,

compared to

$
1.9

million

and $
5.9

million for
the same periods in 2023, respectively
The Corporation amortizes core deposit intangibles based on the projected useful lives of the related deposits. Core deposit intangibles are analyzed annually for impairment, or sooner if events and circumstances indicate possible impairment. Factors that may suggest impairment include customer attrition and run-off. Management is unaware of any events and/or circumstances that would indicate a possible impairment to the core deposit intangibles as of September 30, 2024.
The

estimated

aggregate

annual

amortization

expense

related

to

core

deposit

intangibles

for

future

periods

was

as

follows

as

of
September 30, 2024
:

(In thousands)
Remaining 2024 $
1,293
2025
3,509
2026
872
2027
872
2028
872
2029 and after
842

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
48
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

In September

2024,

the Corporation

redeemed $
50.0

million,

or
42
%, of

outstanding

TruPS

issued by

FBP Statutory

Trust

II (or
$
48.5

million after excluding

the Corporation’s

interest in the Trust

of approximately $
1.5

million) at a contractual

call price of
100
%
as

part

of

the

2024

repurchase

program,

as

further

explained

in

Note

13

–

“Stockholders’

Equity”

to

the

unaudited

consolidated
financial

statements

herein.

As

of

September

30,

2024

and

December

31,

2023,

these

Junior

Subordinated

Deferrable

Debentures
amounted

to

$
111.7

million

and

$
161.7

million,

respectively.

The

Corporation

expects

to

execute

the

redemption

of

the

remaining
junior subordinated debentures through the end of the fourth quarter of

2025.
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
49
Private Label MBS
During

2004

and

2005,

an unaffiliated

party,

referred

to in

this subsection

as the

seller,

established

a

series of

statutory

trusts

to
effect

the

securitization

of

mortgage

loans

and

the

sale

of

trust

certificates

(“private

label

MBS”).

The

seller

initially

provided

the
servicing for

a fee, which

is senior to

the obligations to

pay private label

MBS holders. The

seller then entered

into a sales

agreement
through

which

it sold

and

issued

the

private

label

MBS in

favor

of

the

Corporation’s

banking

subsidiary,

FirstBank.

Currently,

the
Bank is

the sole

owner of

these private

label MBS;

the servicing

of the

underlying

residential mortgages

that generate

the principal
and interest

cash flows is

performed by

another third

party,

which receives

a servicing

fee. These

private label

MBS are variable

-rate
securities indexed

to
3-month CME Term SOFR

plus a

tenor

spread

adjustment

of
0.26161
% and

the original

spread

limited to

the
weighted-average

coupon

of

the

underlying

collateral.

The

principal

payments

from

the

underlying

loans

are

remitted

to

a

paying
agent

(servicer),

who

then

remits

interest

to

the

Bank.

Interest

income

is

shared

to

a

certain

extent

with

the

FDIC,

which

has

an
interest only strip (“IO”) tied to the

cash flows of the underlying loans

and is entitled to receive the excess

of the interest income less a
servicing

fee

over

the

variable

rate

income

that

the

Bank

earns

on

the

securities.

The

FDIC

became

the

owner

of

the

IO

upon

its
intervention of the seller,

a failed financial institution.

No recourse agreement exists, and

the Bank, as the sole

holder of the securities,
absorbs all risks

from losses

on non-accruing

loans and repossessed

collateral. As

of September

30, 2024, the

amortized cost and

fair
value

of these

private

label MBS

amounted

to $
6.3

million and

$
4.3

million, respectively,

with a

weighted-average

yield of
6.92
%,
which is included as part of

the Corporation’s available

-for-sale debt securities portfolio, compared

to an amortized cost and fair

value
of $
7.1

million and $
4.8

million, respectively,

with a weighted average yield

of
7.66
% as of December 31, 2023.

As described in Note
2 – “Debt Securities,” the ACL on these private label MBS amounted to

$
0.2

million as of September 30, 2024.
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

Quarter Ended September 30, Nine-Month Period Ended September 30,
2024 2023 2024 2023
(In thousands)
Balance at beginning of period $
25,952
$
28,034
$
26,941
$
29,037
Capitalization of servicing assets
525
601
1,632
1,839
Amortization
(1,060)
(1,035)
(3,135)
(3,265)
Temporary impairment

recoveries
-
7
-
12
Other
(1)
(14)
(6)
(35)
(22)
Balance at end of period $
25,403
$
27,601
$
25,403
$
27,601
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
50
Changes in the impairment allowance were as follows for the indicated periods:

Quarter Ended September 30, Nine-Month Period Ended September 30,
2024 2023 2024 2023
(In thousands)
Balance at beginning of period $
-
$
7
$
-
$
12
Temporary impairment

recoveries
-
(7)
-
(12)

Balance at end of period
$
-
$
-
$
-
$
-
The components

of net servicing

income, included as

part of mortgage

banking activities in

the consolidated statements

of income,
are shown below for the indicated periods:

Quarter Ended September 30,

Nine-Month Period Ended September 30,
2024 2023 2024 2023
(In thousands)
Servicing fees $
2,588
$
2,606
$
7,766
$
7,984
Late charges and prepayment penalties
158
137
528
547
Other
(1)
(14)
(6)
(35)
(22)

Servicing income, gross
2,732
2,737
8,259
8,509
Amortization and impairment of servicing assets
(1,060)
(1,028)
(3,135)
(3,253)

Servicing income, net
$
1,672
$
1,709
$
5,124
$
5,256
(1)

Mainly represents adjustments related to the repurchase of loans serviced for others.
The Corporation’s

MSRs are subject

to prepayment

and interest rate

risks. Key economic

assumptions used

in determining

the fair
value at the time of sale of the related mortgages for the indicated periods ranged as follows:

Weighted Average Maximum Minimum
Nine-Month Period Ended September 30, 2024
Constant prepayment rate:

Government-guaranteed mortgage loans
6.8
%
17.1
%
3.2
%

Conventional conforming mortgage loans
6.9
%
20.6
%
2.1
%

Conventional non-conforming mortgage loans
6.0
%
7.6
%
3.0
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
%
9.5
%

Conventional non-conforming mortgage loans
13.0
%
14.0
%
11.5
%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
51
The weighted

averages of the

key economic

assumptions that the

Corporation used

in its valuation

model and the

sensitivity of the
current

fair

value

to

immediate
10
%

and
20
%

adverse

changes

in

those

assumptions

for

mortgage

loans

were

as

follows

as

of

the
indicated dates:

September 30, 2024 December 31, 2023
(In thousands)
Carrying amount of servicing assets $
25,403
$
26,941
Fair value $
42,416
$
45,244
Weighted-average

expected life (in years)
7.71
7.79
Constant prepayment rate (weighted-average annual

rate)
6.25
%
6.27
%

Decrease in fair value due to 10% adverse change
$
847
$
886

Decrease in fair value due to 20% adverse change
$
1,656
$
1,731
Discount rate (weighted-average annual rate)
10.71
%
10.68
%

Decrease in fair value due to 10% adverse change
$
1,784
$
1,927

Decrease in fair value due to 20% adverse change
$
3,437
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
52
NOTE 8 – DEPOSITS

The following table summarizes deposit balances as of the indicated dates:
September 30, 2024 December 31, 2023
(In thousands)
Type of account:
Non-interest-bearing deposit accounts $
5,275,733
$
5,404,121
Interest-bearing checking accounts
3,909,255
3,937,945
Interest-bearing saving accounts
3,575,093
3,596,855
Time deposits
3,067,261
2,833,730
Brokered certificates of deposits (“CDs”)
520,048
783,334

Total
$
16,347,390
$
16,555,985

The following

table presents

the remaining

contractual maturities

of time

deposits, including

brokered

CDs, as

of September

30,
2024:
Total

(In thousands)
Three months or less $
1,089,421
Over three months to six months
774,943
Over six months to one year
902,524
Over one year to two years

526,478
Over two years to three years

82,095
Over three years to four years

119,118
Over four years to five years

70,914
Over five years
21,816

Total
$
3,587,309
Total

Puerto

Rico

and

U.S.

time

deposits

with

balances

of

more

than

$250,000

amounted

to

$
1.6

billion

and

$
1.4

billion

as

of
September 30, 2024

and December 31,

2023, respectively.

This amount does

not include brokered

CDs that are generally

participated
out by

brokers in

shares of

less than the

FDIC insurance

limit. As

of each

September 30,

2024 and

December 31,

2023, unamortized
broker

placement

fees

amounted

to

$
1.0

million,

which

are amortized

over

the

contractual

maturity

of

the

brokered

CDs

under

the
interest method.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
53
NOTE 9 – ADVANCES

FROM THE FEDERAL HOME LOAN BANK (“FHLB”)

The following is a summary of the advances from the FHLB as of the indicated dates:
September 30, 2024 December 31, 2023
(In thousands)
Long-term
Fixed
-rate advances from the FHLB
(1)
$
500,000
$
500,000
(1) Weighted-average interest rate of
4.45
% as of each of September 30, 2024 and December 31, 2023,

respectively.

Advances from the FHLB mature as follows as of the indicated date:
September 30, 2024
(In thousands)
Over three months to six months
$
180,000
Over six months to one year
30,000
Over one year to two years
90,000
Over three years to four years
200,000

Total
(1)
$
500,000
(1) Average remaining term to maturity of
1.73

years.
NOTE 10 – OTHER LONG-TERM BORROWINGS
Junior Subordinated Debentures
Junior subordinated debentures, as of the indicated dates, consisted of:

(In thousands)
September 30, 2024 December 31, 2023
Long-term floating rate junior subordinated debentures (FBP Statutory Trust I)
(1)
$
43,143
$
43,143
Long-term floating rate junior subordinated debentures (FBP Statutory Trust II)
(2)
68,557
118,557
$
111,700
$
161,700
(1)
Amount represents

junior subordinated

interest-bearing

debentures

due in

2034 with

a floating

interest rate

of
2.75
% over
3-month CME Term SOFR

plus a
0.26161
% tenor

spread
adjustment as of September 30, 2024 and December 31,

2023 (
7.95
% as of September 30, 2024 and
8.39
% as of December 31, 2023).
(2)
Amount represents

junior subordinated

interest-bearing

debentures

due in

2034 with

a floating

interest rate

of
2.50
% over
3-month CME Term SOFR

plus a
0.26161
% tenor

spread
adjustment as of September 30, 2024 and December 31, 2023

(
7.58
% as of September 30, 2024 and
8.13
% as of December 31, 2023).
See Note

7 –

“Non-Consolidated Variable

Interest Entities

(“VIEs”) and

Servicing Assets”

and Note

13 –

“Stockholders’ Equity”
to the

unaudited consolidated

financial statements

herein
for additional

information on

junior subordinated

debentures, including

the
$
50.0

million redemption of outstanding TruPS issued by

FBP Statutory Trust II.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
54
NOTE 11 – EARNINGS PER COMMON . SHARE

The calculations of earnings per

common share for the quarters

and nine-month periods ended

September 30, 2024 and 2023

are as
follows:
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2024 2023 2024 2023
(In thousands, except per share information)
Net income attributable to common stockholders $
73,727
$
82,022
$
223,023
$
223,375
Weighted-Average

Shares:

Average common

shares outstanding
163,059
176,358
165,041
178,486

Average potential

dilutive common shares

813
604
689
658

Average common

shares outstanding - assuming dilution
163,872
176,962
165,730
179,144
Earnings per common share:
Basic

$
0.45
$
0.47
$
1.35
$
1.25
Diluted

$
0.45
$
0.46
$
1.35
$
1.25
Earnings

per

common

share

is

computed

by

dividing

net

income

attributable

to

common

stockholders

by

the

weighted-average
number

of

common

shares

issued

and

outstanding.

Basic

weighted-average

common

shares

outstanding

exclude

unvested shares

of
restricted stock that do not contain non-forfeitable dividend rights

.
Potential dilutive

common

shares consist

of unvested

shares of

restricted

stock

and

performance

units (if

any

of the

performance
conditions

are

met

as

of

the

end

of

the

reporting

period)

that

do

not

contain

non-forfeitable

dividend

or

dividend

equivalent

rights
using the

treasury stock

method. This

method assumes

that proceeds

equal to

the amount

of compensation

cost attributable

to future
services

is

used

to

repurchase

shares

on

the

open

market

at

the

average

market

price

for

the

period.

The

difference

between

the
number

of

potential

dilutive

shares

issued

and

the

shares

purchased

is

added

as

incremental

shares

to

the

actual

number

of

shares
outstanding

to

compute

diluted

earnings

per

share.

Unvested

shares

of

restricted

stock

outstanding

during

the

period

that

result

in
lower potentially

dilutive shares issued

than shares purchased

under the

treasury stock method

are not included

in the computation

of
dilutive

earnings

per

share

since

their

inclusion

would

have an

antidilutive

effect

on

earnings

per

share.

There

were
no

antidilutive
shares of common stock during the quarters and nine-month periods ended September 30, 2024 and 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
55
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

2024, there
were
2,581,774

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
September 30, 2024 and 2023:
Nine-Month Period Ended September 30,
2024 2023
Number of Weighted- Number of Weighted-
shares of Average shares of Average
restricted Grant Date restricted Grant Date
stock

Fair Value
stock

Fair Value
Unvested shares outstanding at beginning of year
889,642
$
12.30
938,491
$
9.14
Granted
(1)
413,516
17.49
519,794
12.06
Forfeited
(7,156)
13.69
(58,454)
11.31
Vested
(276,558)
12.36
(503,460)
6.27
Unvested shares outstanding at end of period
1,019,444
$
14.38
896,371
$
12.32
(1)
For the

nine-month period

ended September

30, 2024,

includes
16,448

shares of

restricted stock

awarded to

independent directors

and
397,068

shares of

restricted stock

awarded to
employees, of which
84,122

shares were granted to retirement-eligible employees

and thus charged to earnings as of the grant date.

For the nine-month period ended September 30, 2023,
includes
25,786

shares

of

restricted

stock

awarded

to

independent

directors

and
494,008

shares

of

restricted

stock

awarded

to

employees,

of which
33,718

shares

were

granted

to
retirement-eligible employees and thus charged to earnings

as of the grant date.
For

the

quarter

and

nine-month

period

ended

September

30,

2024,

the

Corporation

recognized

$
1.3

million

and

$
5.0

million,
respectively,

of stock-based

compensation expense

related to

restricted stock

awards, compared

to $
1.3

million and

$
4.3

million for
the

same

periods

in

2023.

As

of

September

30,

2024,

there

was

$
6.0

million

of

total

unrecognized

compensation

cost

related

to
unvested shares of restricted stock that the Corporation expects to recognize over a weighted-average period of
1.6

years.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
56
Performance Units
Under the Omnibus Plan, the Corporation may award

performance units to participants, with each unit representing the value of one
share

of

the

Corporation’s

common

stock.
These awards, which are granted to executives, do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock.

Performance units granted during the nine-month periods ended September 30, 2024 and 2023 vest on the third anniversary of the effective date of the award based on actual achievement of two performance metrics weighted equally: relative total shareholder return
(“Relative TSR”), compared to companies that comprise the KBW Nasdaq Regional Banking Index, and the achievement of a tangible book value per share (“TBVPS”) goal, which is measured based upon the growth in the tangible book value during the performance cycle, adjusted for certain allowable non-recurring transactions. The participant may earn 50% of their target opportunity for threshold level performance and up to 150% of their target opportunity for maximum level performance, based on the individual achievement of each performance goal during a three-year performance cycle. Amounts between threshold, target and maximum performance will vest in a proportional amount.
The

following

table

summarizes

the

performance

units

activity

under

the

Omnibus

Plan

during

the

nine-month

periods

ended
September 30, 2024 and 2023:

Nine-Month Period Ended September 30,
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

nine-month periods

ended September

30, 2024

and 2023

are based on

the achievement

of the Relative

TSR and TBVPS

performance goals

during a three-year
performance cycle beginning January 1, 2024 and January

1, 2023, respectively, and ending on

December 31, 2026 and December 31, 2025, respectively.
(2)
Units vested during the nine-month periods ended September 30,

2024 and 2023 are related to performance units granted

in 2021 and 2020, respectively,

that met the pre-established target
and were settled with shares of common stock reissued from treasury shares.
The fair value of the performance units awarded during

the nine-month periods ended September 30, 2024 and 2023,

that was based
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
57

The following

table summarizes

the valuation

assumptions used

to calculate

the fair

value of

the Relative

TSR component

of the
performance units granted under the Omnibus Plan during the nine-month periods ended September 30, 2024 and 2023:
Nine-Month Period Ended September 30,
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

period

ended

September

30,

2024,

the

Corporation

recognized

$
0.7

million

and

$
1.8

million,
respectively,

of

stock-based

compensation

expense

related

to

performance

units,

compared

to

$
0.6

million

and

$
1.6

million

for

the
same periods

in 2023.

As of September

30, 2024,

there was $
4.2

million of

total unrecognized

compensation cost

related to unvested
performance units that the Corporation expects to recognize over a weighted-average period of
2.0

years.
Shares withheld
During the

first nine months

of 2024,

the Corporation

withheld
137,206

shares (first nine

months of

2023 –
288,613

shares) of the
restricted

stock

and

performance

units

that vested

during

such

period to

cover

the participants’

payroll

and

income

tax withholding
liabilities;

these

shares

are

held

as

treasury

shares.

The

Corporation

paid

in

cash

any

fractional

share

of

salary

stock

to

which

an
officer

was entitled.

In

the consolidated

financial

statements,

the

Corporation

presents

shares

withheld

for

tax purposes

as common
stock repurchases.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
58
NOTE 13 –

STOCKHOLDERS’

EQUITY
Repurchase Programs
On

July

24,

2023,

the

Corporation

announced

that

its Board

approved

a stock

repurchase

program,

under

which

the Corporation
may

repurchase

up

to

$
225

million

of

its

outstanding

common

stock.

Under

this

program,

the

Corporation

repurchased
5,846,872
shares of common stock during the first nine months of 2024 through open market transactions at an average price of $
17.10

for a total
cost

of

approximately

$
100.0

million.

As

of

September

30,

2024,

the

Corporation

has

remaining

authorization

to

repurchase
approximately $
50.0

million of common stock under this stock repurchase program.

Furthermore,

on

July 22,

2024,

the Corporation

announced

that

its Board

of

Directors

approved

a

new repurchase

program

(“the
2024

repurchase

program”),

under

which

the

Corporation

may

repurchase

up

to

an

additional

$
250

million

that

could

include
repurchases of

common stock

or junior

subordinated debentures,

which it

expects to

execute through

the end

of the

fourth quarter

of
2025. As

of September

30, 2024,

the Corporation

has remaining

authorization to

repurchase approximately

$
200.0

million, under

the
2024

repurchase

program,

after

the

$
50.0

million

redemption

of

junior

subordinated

debentures

in

September

2024,

as

further
explained in Note 7 - “Non-Consolidated Variable

Interest Entities (“VIEs”) and Servicing Assets.”
Repurchases

under

these

programs

may

be

executed

through

open

market

purchases,

accelerated

share

repurchases,

privately
negotiated

transactions

or

plans,

including

plans

complying

with

Rule

10b5-1

under

the

Exchange

Act,

redemption

of

junior
subordinated debentures

(in the case

of the 2024

repurchase program),

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

discretion. Any

repurchased shares
of common

stock are

expected to

be held

as treasury

shares. The

Corporation’s

holding company

has no

operations and

depends on
dividends,

distributions

and

other

payments

from

its

subsidiaries

to

fund

dividend

payments,

stock

repurchases,

and

to

fund

all
payments on its obligations, including debt obligations.
Common Stock

The

following

table

shows

the

change

in

shares

of

common

stock

outstanding

for

the

quarters

and

nine-month

periods

ended
September 30, 2024 and 2023:
Total

Number of Shares
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2024 2023 2024 2023
Common stock outstanding, beginning balance
163,865,453
179,756,622
169,302,812
182,709,059
Common stock repurchased
(1)
(898)
(5,393,236)
(5,984,078)
(9,258,611)
Common stock reissued under stock-based compensation plan
14,947
23,903
564,232
994,332
Restricted stock forfeited
(3,692)
(963)
(7,156)
(58,454)
Common stock outstanding, ending balance
163,875,810
174,386,326
163,875,810
174,386,326
(1)
For the

quarter and

nine-month period

ended September

30, 2024

includes
898

and
137,206

shares, respectively

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

$
26.3

million ($
0.16

per share)

and $
79.7

million ($
0.48

per share),

respectively,

compared to

$
24.9

million ($
0.14

per
share) and $
75.6

million ($
0.42

per share), respectively,

for the same

periods of 2023.

On
October 30, 2024
, the Corporation’s

Board
of

Directors

declared

a

quarterly

cash

dividend

of

$
0.16

per

common

share.

The

dividend

is

payable

on
December 13, 2024

to
shareholders of record

at the close of business

on
November 29, 2024
. The Corporation intends

to continue to pay

quarterly dividends
on

common

stock.

However,

the

Corporation’s

common

stock

dividends,

including

the

declaration,

timing,

and

amount,

remain
subject to consideration and approval by the Corporation’s

Board Directors at the relevant times.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
59
Preferred Stock
The Corporation

has
50,000,000

authorized shares of

preferred stock with

a par value

of $
1.00
, subject to

certain terms. This

stock
may

be

issued

in

series

and

the

shares

of

each

series

have

such

rights

and

preferences

as

are

fixed

by

the

Corporation’s

Board

of
Directors

when

authorizing

the

issuance

of

that

particular

series

and

are

redeemable

at

the

Corporation’s

option.
No

shares

of
preferred stock were outstanding as of September 30, 2024 and December 31,

2023.
Treasury Stock

The

following

table

shows

the

change

in

shares

of

treasury

stock

for

the

quarters

and

nine-month

periods

ended

September

30,
2024 and 2023:
Total

Number of Shares
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2024 2023 2024 2023
Treasury stock, beginning balance
59,797,663
43,906,494
54,360,304
40,954,057
Common stock repurchased
898
5,393,236
5,984,078
9,258,611
Common stock reissued under stock-based compensation plan
(14,947)
(23,903)
(564,232)
(994,332)
Restricted stock forfeited
3,692
963
7,156
58,454
Treasury stock, ending balance
59,787,306
49,276,790
59,787,306
49,276,790
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

FirstBank’s

legal surplus

reserve, included

as part

of
retained

earnings

in

the

Corporation’s

consolidated

statements

of

financial

condition,

amounted

to

$
199.6

million

as

of

each

of
September 30, 2024 and December 31, 2023. There were
no

transfers to the legal surplus reserve during the first nine months of

2024.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
60
NOTE 14 – ACCUMULATED

OTHER COMPREHENSIVE LOSS

The following

table presents

the changes

in accumulated

other comprehensive

loss for

the quarters

and nine-month

periods ended
September 30, 2024 and 2023:

Changes in Accumulated Other Comprehensive

Loss by Component
(1)
Quarter ended September 30,
Nine-Month Period Ended September

30,
2024 2023 2024 2023
(In thousands)
Net unrealized holding losses on available-for-sale

debt securities:
Beginning balance $
(645,057)
$
(773,581)
$
(640,552)
$
(805,972)

Other comprehensive income (loss)
(2)
160,054
(78,976)
155,549
(46,585)
Ending balance $
(485,003)
$
(852,557)
$
(485,003)
$
(852,557)
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
(In thousands)
Net periodic (benefit) cost, pension plans:
Interest cost
Other expenses
$
900
$
950
$
2,702
$
2,850
Expected return on plan assets
Other expenses
(1,017)
(886)
(3,053)
(2,657)
Net periodic (benefit) cost, pension plans
(117)
64
(351)
193
Net periodic cost, postretirement plan Other expenses
17
7
49
19
Net periodic (benefit) cost

$
(100)
$
71
$
(302)
$
212

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
61
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
For

the

third

quarter

and

first nine

months

of 2024,

the

Corporation

recorded

an

income tax

expense

of $
22.7

million

and

$
72.2
million, respectively,

compared to $
27.0

million and $
89.2

million, respectively,

for the same periods of 2023. The decrease in income
tax expense

for the

third quarter

of 2024

was mainly

due to

lower pre-tax

income and,

to a

lesser extent,

a lower

estimated effective
tax rate due

to increased business

activities with preferential

tax treatment under

the PR Tax

Code and a

$
0.4

million tax contingency
accrual release

in connection with

the expiration

of the statute

of limitation on

some uncertain tax

positions. Meanwhile,

the decrease
in income

tax expense

for the first

nine months

of 2024

was driven

by a lower

estimated effective

tax rate due

to the

aforementioned
increased

business

activities

with

preferential

tax

treatment

and,

to

a

lesser

extent,

lower

pre-tax

income.

The

Corporation

has
maintained

an

effective

tax

rate

lower

than

the

Puerto

Rico

maximum

statutory

rate

of
37.5
%.

The

Corporation’s

estimated

annual
effective tax

rate, excluding

entities with pre-tax

losses from which

a tax benefit

cannot be recognized

and discrete items,

was
23.7
%
for the first nine months of 2024, compared to
28.2
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

Puerto Rico tax
liability,

subject

to

certain

conditions

and

limitations.

For

the

quarter

and

nine-month

period

ended

September

30,

2024,

FirstBank
incurred

current

income

tax

expense

of

approximately

$
2.8

million

and

$
7.7

million,

respectively,

related

to

its

U.S.

operations,
compared to $
2.8

million and $
6.8

million, respectively, for the comparable

periods in 2023.
As of

September 30,

2024, the

Corporation had

a net

deferred tax

asset of

$
137.5

million, net

of a

valuation allowance

of $
121.6
million against

the deferred

tax asset,

compared to

a net

deferred tax

asset of

$
150.1

million, net

of a

valuation allowance

of $
139.2
million, as of

December 31, 2023.

The net deferred

tax asset of

the Corporation’s

banking subsidiary,

FirstBank, amounted

to $
137.5
million

as

of

September

30,

2024,

net

of

a

valuation

allowance

of

$
93.4

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

value of available-for

-sale debt securities

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

740, “Income

Taxes.”

The Corporation’s
policy is

to report

interest and

penalties related

to unrecognized

tax positions

in income

tax expense.

As of

September 30,

2024, the
Corporation

had

$
0.4

million

in

uncertain

tax

positions

acquired

from

BSPR,

which

includes

$
0.1

million

of

accrued

interest

and
penalties,

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

2020

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

There

were

no

transfers

of

assets

and

liabilities

measured

at

fair

value

between

Level

1

and

Level

2

measurements

during

the
quarters and nine-month periods ended September 30, 2024 and

2023.

Assets and

liabilities measured

at fair value

on a

recurring basis

are summarized

below as

of September

30, 2024

and December

31,
2023:
As of September 30, 2024 As of December 31, 2023
Fair Value Measurements Using

Fair Value Measurements Using

Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
(In thousands)
Assets:
Debt securities available for sale:
U.S. Treasury securities $
98,612
$
-
$
-
$
98,612
$
135,393
$
-
$
-
$
135,393
Noncallable U.S. agencies debt securities
-
700,299
-
700,299
-
433,437
-
433,437
Callable U.S. agencies debt securities
-
1,462,866
-
1,462,866
-
1,874,960
-
1,874,960
MBS
-
2,626,116
4,321
(1)
2,630,437
-
2,779,994
4,785
(1)
2,784,779
Puerto Rico government obligation
-
-
1,567
1,567
-
-
1,415
1,415
Other investments
-
-
1,000
1,000
-
-
-
-
Equity securities
5,012
-
-
5,012
4,893
-
-
4,893
Derivative assets
-
322
-
322
-
341
-
341
Liabilities:
Derivative liabilities
-
392
-
392
-
317
-
317
(1) Related to private label MBS.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
63

The table

below presents

a reconciliation

of the

beginning and

ending balances

of all

assets measured

at fair

value on

a recurring
basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2024 and 2023:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2024 2023 2024 2023
Level 3 Instruments Only

Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
(In thousands)
Beginning balance $
7,099
$
7,357
$
6,200
$
8,495

Total gains (losses):

Included in other comprehensive income (loss) (unrealized)
178
(722)
592
(903)

Included in earnings (unrealized)
(2)
36
(32)
45
(7)

Purchases
-
-
1,000
-

Principal repayments and amortization
(3)
(425)
(237)
(949)
(1,219)
Ending balance $
6,888
$
6,366
$
6,888
$
6,366
___________________
(1) Amounts mostly related to private label MBS.
(2)
Changes in unrealized gains (losses) included in earnings were recognized within provision for credit losses – expense

and relate to assets still held as of the reporting date.
(3)
For the nine-month period ended September 30, 2023 includes

a $
0.5

million repayment of a matured debt security.

The

tables

below

present

quantitative

information

for

significant

assets

measured

at

fair

value

on

a

recurring

basis

using
significant unobservable inputs (Level 3) as of September 30, 2024 and December

31, 2023:
September 30, 2024
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average
Minimum

Maximum
(Dollars in thousands)
Available-for-sale

debt securities:

Private label MBS
$
4,321
Discounted cash flows Discount rate
15.7%
15.7%
15.7%
Prepayment rate
0.0%
4.6%
3.0%
Projected cumulative loss rate
1.1%
4.6%
3.8%

Puerto Rico government obligation
$
1,567
Discounted cash flows Discount rate
12.1%
12.1%
12.1%
Projected cumulative loss rate
23.8%
23.8%
23.8%

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

nine-month

period

ended

September

30,

2024,

the

Corporation

recorded

losses

or

valuation

adjustments

for
assets recognized at fair value on a non-recurring basis and still held at September

30, 2024, as shown in the following table:
Carrying value as of September 30, 2024
Related to losses

recorded for the
Quarter Ended
September 30, 2024
Related to losses

recorded for the
Nine-Month Period Ended
September 30, 2024
Losses recorded for the
Quarter Ended
September 30, 2024
Losses recorded for the
Nine-Month Period Ended
September 30, 2024
(In thousands)
Level 3:
Loans receivable
(1)
$
5,910
$
22,204
$
(386)
$
(1,441)
OREO
(2)
752
1,437
(33)
(108)
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

of
4
% for the nine-month period ended September 30, 2024.
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
2
% to
44
% for the quarter and nine-month period ended September

30,
2024.

For

the

quarter

and

nine-month

period

ended

September

30,

2023,

the

Corporation

recorded

losses

or

valuation

adjustments

for
assets recognized at fair value on a non-recurring basis and still held at September

30, 2023, as shown in the following table:
Carrying value as of September 30, 2023
Related to (losses) gains

recorded for the

Quarter Ended

September 30, 2023
Related to losses

recorded for the
Nine-Month Period Ended

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

nine-month

period

ended
September 30, 2023.
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
2
% to
27
% for the quarter and nine-month period ended September

30,
2023.
(3)
The Corporation derived the fair value of these loans based

on published secondary market prices of MBS with similar characteristics.

See Note 25 –

“Fair Value,”

to the audited

consolidated financial statements

included in the

2023 Annual Report

on Form 10-K

for
qualitative

information

regarding

the

fair

value

measurements

for

Level

3

financial

instruments

measured

at

fair

value

on

a
nonrecurring basis.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
65

The

following

tables

present

the

carrying

value,

estimated

fair

value

and

estimated

fair

value

level

of

the

hierarchy

of

financial
instruments as of September 30, 2024 and December 31, 2023:
Total Carrying Amount
in Statement of
Financial Condition as
of September 30, 2024
Fair Value Estimate as

of
September 30, 2024 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money market investments (amortized cost)
$
685,371
$
685,371
$
685,371
$
-
$
-
Available-for-sale debt

securities (fair value)
4,894,781
4,894,781
98,612
4,789,281
6,888
Held-to-maturity debt securities:

Held-to-maturity debt securities (amortized cost)
323,142

Less: ACL on held-to-maturity debt securities
(1,119)

Held-to-maturity debt securities, net of ACL
$
322,023
316,854
-
222,248
94,606
Equity securities (amortized cost)
47,420
47,420
-
47,420
(1)
-
Other equity securities (fair value)
5,012
5,012
5,012
-
-
Loans held for sale (lower of cost or market)
12,641
12,729
-
12,729
-
Loans held for investment:

Loans held for investment (amortized cost)
12,446,024

Less: ACL for loans and finance leases
(246,996)

Loans held for investment, net of ACL
$
12,199,028
12,100,106
-
-
12,100,106
MSRs (amortized cost)
25,403
42,416
-
-
42,416
Derivative assets (fair value)

(2)
322
322
-
322
-
Liabilities:
Deposits (amortized cost) $
16,347,390
$
16,358,466
$
-
$
16,358,466
$
-
Long-term advances from the FHLB (amortized cost)
500,000
503,960
-
503,960
-
Other long-term borrowings (amortized cost)
111,700
113,088
-
-
113,088
Derivative liabilities (fair value)

(2)
392
392
-
392
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
7,476
-
Loans held for investment:

Loans held for investment (amortized cost)
12,185,483

Less: ACL for loans and finance leases
(261,843)

Loans held for investment, net of ACL
$
11,923,640
11,762,855
-
-
11,762,855
MSRs (amortized cost)
26,941
45,244
-
-
45,244
Derivative assets (fair value)
(2)
341
341
-
341
-
Liabilities:
Deposits (amortized cost) $
16,555,985
$
16,565,435
$
-
$
16,565,435
$
-
Long-term advances from the FHLB (amortized cost)
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

FINANCIAL

STATEMENTS – (Continued)
67
NOTE 18 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition

In accordance with

ASC Topic

606, “Revenue from

Contracts with Customers” (“ASC

Topic

606”), revenues are

recognized when
control

of

promised

goods

or

services

is

transferred

to

customers

and

in

an

amount

that

reflects

the

consideration

to

which

the
Corporation expects to be

entitled in exchange for those

goods or services. At contract

inception, once the contract is

determined to be
within the

scope of

ASC Topic

606, the

Corporation assesses

the goods

or services

that are

promised within

each contract,

identifies
the

respective

performance

obligations,

and

assesses

whether

each

promised

good

or

service

is

distinct.

The

Corporation

then
recognizes

as revenue

the amount

of the

transaction price

that is

allocated to

the respective

performance obligation

when (or

as) the
performance obligation is satisfied.
Disaggregation of Revenue

The

following

tables

summarize

the

Corporation’s

revenue,

which

includes

net

interest

income

on

financial

instruments

that

is
outside of

ASC Topic

606 and

non-interest income,

disaggregated by

type of service

and business

segment for

the quarters

and nine-
month periods ended September 30, 2024 and 2023:

Quarter ended September 30, 2024
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
13,590
$
146,585
$
19,932
$
(1,634)
$
19,007
$
4,584
$
202,064
Service charges and fees on deposit accounts
-
5,226
3,556
-
149
753
9,684
Insurance commission income
-
2,824
-
-
75
104
3,003
Card and processing income
-
10,851
10
-
10
897
11,768
Other service charges and fees
55
979
842
-
698
157
2,731
Not in scope of ASC Topic

606

(1)
3,353
1,334
306
238
19
66
5,316

Total non-interest income
3,408
21,214
4,714
238
951
1,977
32,502
Total Revenue (Loss) $
16,998
$
167,799
$
24,646
$
(1,396)
$
19,958
$
6,561
$
234,566

Quarter ended September 30, 2023
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
18,279
$
147,066
$
13,212
$
(4,055)
$
19,749
$
5,477
$
199,728
Service charges and fees on deposit accounts
-
5,286
3,406
-
155
705
9,552
Insurance commission income
-
2,596
-
-
68
126
2,790
Card and processing income
-
9,982
24
-
23
812
10,841
Other service charges and fees
50
1,262
853
-
615
163
2,943
Not in scope of ASC Topic

606
(1)
2,971
1,044
185
(3)
(14)
(13)
4,170

Total non-interest income

(loss)
3,021
20,170
4,468
(3)
847
1,793
30,296
Total Revenue (Loss) $
21,300
$
167,236
$
17,680
$
(4,058)
$
20,596
$
7,270
$
230,024

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
68

Nine-Month Period Ended September 30, 2024
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial and
Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income loss
(1)
$
43,745
$
446,801
$
49,787
$
(13,017)
$
56,139
$
14,757
$
598,212
Service charges and fees on deposit accounts
-
15,761
10,584
-
452
2,274
29,071
Insurance commission income
-
10,621
-
-
161
514
11,296
Card and processing income
-
31,561
52
-
119
2,871
34,603
Other service charges and fees
154
2,995
2,736
-
1,932
451
8,268
Not in scope of ASC Topic

606

(1)
9,934
4,145
659
419
22
106
15,285

Total non-interest income
10,088
65,083
14,031
419
2,686
6,216
98,523
Total Revenue (Loss) $
53,833
$
511,884
$
63,818
$
(12,598)
$
58,825
$
20,973
$
696,735

Nine-Month Period Ended September 30, 2023
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial and
Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
61,427
$
427,407
$
41,085
$
(7,502)
$
60,369
$
17,642
$
600,428
Service charges and fees on deposit accounts
-
15,859
9,886
-
492
2,143
28,380
Insurance commission income
-
9,700
-
-
175
509
10,384
Card and processing income
-
30,035
74
-
103
2,682
32,894
Other service charges and fees
244
3,922
2,801
-
1,858
714
9,539
Not in scope of ASC Topic

606

(1)
8,913
2,909
4,027
1,837
221
(19)
17,888

Total non-interest income
9,157
62,425
16,788
1,837
2,849
6,029
99,085
Total Revenue (Loss) $
70,584
$
489,832
$
57,873
$
(5,665)
$
63,218
$
23,671
$
699,513
(1)
Most of the Corporation’s

revenue is not within the scope of

ASC Topic 606.

The guidance explicitly excludes net interest income

from financial assets and liabilities, as

well as other non-interest income

from loans,
leases, investment securities and derivative financial instruments.

For the nine-month period ended September 30, 2024, revenue

not within the scope of ASC Topic

606 includes $
1.5

million in insurance proceeds, of
which $
0.8

million was received in

the third quarter

related to a

2020 outstanding insurance claim.

For the nine-month

period ended September 30,

2023, revenue not within

the scope of ASC

Topic 606

includes a
$
3.6

million gain recognized from a legal settlement and a $
1.6

million gain on the repurchase of $
21.4

million in junior subordinated debentures.
For the

quarters and

nine-month periods

ended September

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
69
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
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Quarter ended September 30, 2024:
Interest income $
31,997
$
96,478
$
74,065
$
28,099
$
37,049
$
6,987
$
274,675
Net (charge) credit for transfer of funds
(18,407)
93,854
(54,133)
(18,687)
(2,627)
-
-
Interest expense
-
(43,747)
-
(11,046)
(15,415)
(2,403)
(72,611)
Net interest income (loss)
13,590
146,585
19,932
(1,634)
19,007
4,584
202,064
Provision for credit losses - (benefit) expense
(4,982)
28,003
(6,524)
(36)
(1,010)
(206)
15,245
Non-interest income

3,408
21,214
4,714
238
951
1,977
32,502
Direct non-interest expenses
5,983
44,984
10,659
1,039
9,242
7,005
78,912

Segment income (loss)
$
15,997
$
94,812
$
20,511
$
(2,399)
$
11,726
$
(238)
$
140,409
Average earning assets $
2,128,619
$
3,516,590
$
4,041,142
$
5,790,707
$
2,172,677
$
386,687
$
18,036,422

Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Quarter ended September 30, 2023:
Interest income $
31,208
$
90,976
$
68,138
$
32,146
$
33,560
$
7,377
$
263,405
Net (charge) credit for transfer of funds
(12,929)
96,836
(54,926)
(27,817)
(1,164)
-
-
Interest expense
-
(40,746)
-
(8,384)
(12,647)
(1,900)
(63,677)
Net interest income (loss)
18,279
147,066
13,212
(4,055)
19,749
5,477
199,728
Provision for credit losses - (benefit) expense

(3,288)
13,707
(7,235)
32
873
307
4,396
Non-interest income (loss)
3,021
20,170
4,468
(3)
847
1,793
30,296
Direct non-interest expenses
5,201
43,431
9,658
958
8,535
6,647
74,430

Segment income (loss)
$
19,387
$
110,098
$
15,257
$
(5,048)
$
11,188
$
316
$
151,198
Average earning assets $
2,127,641
$
3,336,158
$
3,769,370
$
6,382,276
$
2,041,662
$
406,499
$
18,063,606

Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Nine-Month Period Ended September 30, 2024
Interest income $
94,886
$
286,412
$
219,091
$
85,069
$
108,227
$
21,740
$
815,425
Net (charge) credit for transfer of funds
(51,141)
289,577
(169,304)
(61,979)
(7,153)
-
-
Interest expense
-
(129,188)
-
(36,107)
(44,935)
(6,983)
(217,213)
Net interest income (loss)
43,745
446,801
49,787
(13,017)
56,139
14,757
598,212
Provision for credit losses - (benefit) expense
(15,036)
69,497
(10,610)
(45)
(4,452)
(337)
39,017
Non-interest income
10,088
65,083
14,031
419
2,686
6,216
98,523
Direct non-interest expenses
18,988
132,317
29,353
3,094
27,444
20,618
231,814

Segment income (loss)
$
49,881
$
310,070
$
45,075
$
(15,647)
$
35,833
$
692
$
425,904
Average earnings assets $
2,123,814
$
3,492,399
$
4,036,197
$
5,844,335
$
2,126,742
$
406,248
$
18,029,735

Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Nine-Month Period Ended September 30, 2023
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
71

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2024 2023 2024 2023
(In thousands)
Net income:

Total income for segments

$
140,409
$
151,198
$
425,904
$
437,957
Other operating expenses

(1)
44,023
42,208
130,726
125,395
Income before income taxes
96,386
108,990
295,178
312,562
Income tax expense
22,659
26,968
72,155
89,187

Total consolidated net income
$
73,727
$
82,022
$
223,023
$
223,375
Average assets:
Total average earning assets for segments

$
18,036,422
$
18,063,606
$
18,029,735
$
17,902,642
Average non-earning assets

846,952
832,374
845,662
845,837

Total consolidated average assets
$
18,883,374
$
18,895,980
$
18,875,397
$
18,748,479
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

Nine-Month Period Ended September 30, 2024
2024 2023
(In thousands)
Cash paid for:

Interest

$
206,895
$
143,792

Income tax

68,322
88,258

Operating cash flow from operating leases
12,994
12,939
Non-cash investing and financing activities:

Additions to OREO
7,635
14,951

Additions to auto and other repossessed assets
45,266
48,245

Capitalization of servicing assets
1,632
1,839

Loan securitizations
85,893
100,735

Loans held for investment transferred to held for sale
118
3,255

Loans held for sale transferred to held for investment
-
3,265

Right-of-use assets obtained in exchange for operating lease liabilities,

net of lease terminations
8,943
3,042

Payable related to unsettled common stock repurchases
-
1,310

Redemption of investment in FBP Statutory Trust II
1,500
662

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
72
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
73
The regulatory

capital position of

the Corporation and

FirstBank as of

September 30,

2024 and December

31, 2023, which

reflects
the delay in the full effect of CECL on regulatory capital, were as follows:

Regulatory Requirements
Actual For Capital Adequacy Purposes
To be Well

-Capitalized
Thresholds

Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
As of September 30, 2024
Total Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,399,483
18.25
% $
1,051,684
8.0
% N/A N/A

FirstBank
$
2,367,463
18.01
% $
1,051,456
8.0
% $
1,314,320
10.0
%
CET1 Capital (to Risk-Weighted Assets)

First BanCorp.
$
2,126,527
16.18
% $
591,572
4.5
% N/A N/A

FirstBank
$
2,102,892
16.00
% $
591,444
4.5
% $
854,308
6.5
%
Tier I Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,126,527
16.18
% $
788,763
6.0
% N/A N/A

FirstBank
$
2,202,892
16.76
% $
788,592
6.0
% $
1,051,456
8.0
%
Leverage ratio

First BanCorp.
$
2,126,527
10.96
% $
775,896
4.0
% N/A N/A

FirstBank
$
2,202,892
11.36
% $
775,647
4.0
% $
969,558
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
0.8

billion relates

to retail
credit card loans.

In addition, commercial

and financial standby

letters of credit

as of September

30, 2024 amounted

to approximately
$
67.5

million.
Contingencies
As of

September 30,

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
74
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
excess

of

any

accrual)

will

be

incurred

in

connection

with

any

legal

contingencies,

the

Corporation

discloses

an

estimate

of

the
possible loss or

range of loss,

either individually or

in the aggregate,

as appropriate, if

such an estimate can

be made, or

discloses that
an estimate cannot be made. Based on the Corporation’s

assessment as of September 30, 2024, no such disclosures were necessary.
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
1.1

million during

the nine-month

period ended September

30, 2024

in the consolidated

statements
of income

as part

of “FDIC

deposit insurance”

expenses. As

of September

30, 2024,

the Corporation’s

total estimated

FDIC special
assessment

amounted

to

$
7.4

million,

of

which

$
1.6

million

has

been

paid.

The

Corporation

continues

to

monitor

the

FDIC’s
estimated loss to the DIF,

which could affect the amount of its accrued liability.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
75
NOTE 22 – FIRST BANCORP.

(HOLDING COMPANY

ONLY) FINANCIAL

INFORMATION

The following condensed

financial information presents

the financial position

of First BanCorp.

at the holding

company level only
as

of

September

30,

2024

and

December

31,

2023,

and

the

results

of

its

operations

for

the

quarters

and

nine-month

periods

ended
September 30, 2024 and 2023:
Statements of Financial Condition
As of September 30, As of December 31,
2024 2023
(In thousands)
Assets
Cash and due from banks $
11,384
$
11,452
Other investment securities
1,275
825
Investment in First Bank Puerto Rico, at equity
1,777,250
1,627,172
Investment in First Bank Insurance Agency,

at equity
23,425
18,376
Investment in FBP Statutory Trust I
1,289
1,289
Investment in FBP Statutory Trust II
(1)
2,061
3,561
Dividends receivable
9
713
Other assets
649
476
Total assets $
1,817,342
$
1,663,864
Liabilities and Stockholders’ Equity
Liabilities:
Long-term borrowings
(1)
$
111,700
$
161,700
Accounts payable and other liabilities
4,757
4,555
Total liabilities
116,457
166,255
Stockholders’ equity
1,700,885
1,497,609
Total liabilities and stockholders’

equity
$
1,817,342
$
1,663,864
(1)
In September 2024, the Corporation

redeemed $
50.0

million, or
42
%, of outstanding TruPS

issued by FBP Statutory Trust

II (or $
48.5

million after excluding the Corporation’s

interest in
the Trust

of approximately

$
1.5

million), as

part of

the 2024

repurchase program,

as further

explained in

Note 7

- “Non-Consolidated

Variable

Interest Entities

(“VIEs”) and

Servicing
Assets” and Note 13 - “Stockholders' Equity.”

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
76

Statements of Income

Quarter Ended

Nine-Month Period Ended
September 30, September 30,
2024 2023 2024 2023
(In thousands)
Income

Interest income on money market investments

$
49
$
77
$
199
$
187

Dividend income from banking subsidiaries
78,704
82,178
240,853
239,980

Dividend income from nonbanking subsidiaries
-
-
-
12,000

Gain on early extinguishment of debt
-
-
-
1,605

Other income
97
101
298
304

Total income
78,850
82,356
241,350
254,076
Expense

Interest expense on long-term borrowings
3,235
3,345
9,921
10,135

Other non-interest expenses
398
452
1,300
1,324

Total expense
3,633
3,797
11,221
11,459
Income before income taxes and equity in undistributed

earnings of subsidiaries
75,217
78,559
230,129
242,617
Income tax expense
-
-
1
1
Equity in undistributed earnings of subsidiaries

(distributions in excess of earnings)
(1,490)
3,463
(7,105)
(19,241)
Net income $
73,727
$
82,022
$
223,023
$
223,375
Other comprehensive income (loss), net of tax
160,054
(78,976)
155,549
(46,585)
Comprehensive income $
233,781
$
3,046
$
378,572
$
176,790

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
EXECUTIVE SUMMARY
First BanCorp. is

a diversified financial

holding company headquartered

in San Juan, Puerto

Rico, offering a

full range of financial
products to

consumers and

commercial customers

through various

subsidiaries. First

BanCorp.

is the

holding company

of FirstBank
Puerto

Rico

(“FirstBank”

or the

“Bank”)

and

FirstBank

Insurance

Agency.

Through

its wholly

-owned

subsidiaries,

the Corporation
operates

in

Puerto

Rico,

the

United

States

Virgin

Islands

(“USVI”),

the

British

Virgin

Islands

(“BVI”),

and

the

state

of

Florida,
concentrating on

commercial banking,

residential mortgage loans,

credit cards, personal

loans, small loans,

auto loans and

leases, and
insurance agency activities.
Recent Developments
Economy and Market Update
In light

of the

progress on

inflation and

a slower

than expected

growth in

the labor

market during

August 2024,

on September

18,
2024 and November 11,

2024, the Federal Reserve (the

“FED”) decided to lower the target

range for the federal funds rate by

50 basis
points (“bps”)

and 25

bps, respectively.

Nevertheless,

recent

indicators

suggest that

the U.S.

economy

has continued

to expand

at a
solid

pace.

Nonfarm

payrolls for

the month

of September

2024

added 254,000

jobs

and

the unemployment

rate

fell

to 4.1%.

Gross
Domestic

Product

(“GDP”)

rose

at

a

seasonally

adjusted

annual

rate

of

2.8%

in

the

third

quarter

of

2024,

slightly

below

estimates
which were expecting a 3% growth.
The

Corporation

maintained

positive

credit

performance

and

stable

deposit

trends

and

made

good

progress

on

its

capital
deployment strategy.

The U.S. and Puerto

Rico economy remain on

solid footing driven by

positive labor market trends

and increased
business activity.

This environment

continues to

support credit

demand and

has enabled

the Corporation

to have

its strongest

quarter
of commercial

loan originations

for the

year thus

far.

The Corporation

remains focused

on expanding

existing relationships,

building
loan pipeline, and adopting new platforms to enable future growth for the remainder of 2024 and for 2025.
The market expectations are for the FED to continue lowering rates and the federal funds rate is expected to be at 4.4% at the end of this year and

at 3.4% at

the end of

2025. The Corporation

expects the net

interest margin

to remain flat

for the fourth

quarter of

2024
but

to

improve

for

2025.

The

Corporation

expects

the

downward

repricing

of

the

commercial

variable-rate

portfolio

to

be
compensated by

the repricing

of the

cash flows

from the

lower yielding

investment portfolio,

the redeployment

of cash

inflows from
repayments of investment

securities into loans or

higher yielding securities,

and the repricing

of deposits. In

addition, the replacement
of

higher

cost

of

funding

such

as

brokered

certificates

of

deposit

(“CDs”)

and

junior

subordinated

debentures

with

lower

cost

of
funding is expected to improve the net interest margin as well.
Repurchase of Trust

-Preferred Securities

(“TruPS”)
In September

2024,

the Corporation

redeemed $50.0

million,

or 42%,

of outstanding

TruPS

issued by

FBP Statutory

Trust

II (or
$48.5 million after excluding the Corporation’s

interest in the Trust of approximately $1.5 million)

at a contractual call price of 100%.
The

redemption

was

part

of

the

repurchase

program

approved

in

the

third

quarter

of

2024

under

which

the

Corporation

may
repurchase up to

$250 million of

common stock or

junior subordinated

debentures, which it

expects to execute

through the end

of the
fourth

quarter

of 2025.

As of

September

30,

2024,

the

Corporation

has

remaining

authorization

of approximately

$250.0

million

in
combination with the remaining availability under the 2023 stock repurchase program.

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

September

30,

2024,

the

Corporation

had

net

income

of

$73.7

million

($0.45

per
diluted

common

share)

and

$223.0

million

($1.35

per

diluted

common

share),

respectively,

compared

to

$82.0

million

($0.46

per
diluted common share)

and $223.4 million

($1.25 per diluted common

share), respectively,

for the comparable

periods in 2023.

Other
relevant selected financial indicators for the periods presented are included below:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2024 2023 2024 2023
Key Performance Indicator:
(1)
Return on Average

Assets
(2)
1.55% 1.72% 1.57% 1.59%
Return on Average

Common Equity
(3)
18.31 20.70 19.52 19.00
Efficiency Ratio
(4)
52.41 50.71 52.03 49.29
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

The

key

drivers

of

the

Corporation’s

GAAP

financial

results

for

the

quarter

ended

September

30,

2024,

compared

to

the

third
quarter of 2023, include the following:
●
Net

interest

income

for

the

quarter

ended

September

30,

2024

increased

by

$2.4

million

to

$202.1

million,

compared

to
$199.7 million

for the

third quarter

of 2023,

driven

by higher

interest income

on loans

as a

result of

a change

in asset

mix
resulting from

the deployment

of cash

flows from

lower-yielding

investment securities

to fund

loan growth,

partially offset
by

an

increase

in

interest

expense

due

to

higher

rates

paid

on

interest-bearing

deposits

given

the

higher

interest

rate
environment and change in deposit mix. See “Results of Operations – Net Interest

Income”

below for additional information.
●
The provision for credit

losses on loans, finance

leases, unfunded loan commitments

and debt securities for the

quarter ended
September 30,

2024 was $15.2

million, compared

to $4.4 million

for the third

quarter of 2023

.

The increase in

the provision
expense

was driven

by

a

$14.4

million

increase

in

the provision

for

the

consumer

loan

and

finance

lease

portfolios

due to
higher charge-off levels.
Net charge-offs

totaled $24.0 million

for the quarter

ended September

30, 2024, or

0.78% of average

loans on an

annualized
basis, compared

to $14.1 million,

or an annualized

0.48% of average

loans, for the

third quarter of

2023. The increase

in net
charge-offs was mainly

due to an increase in consumer

loans and finance leases net charge

-offs. See “Results of

Operations –
Provision for

Credit Losses”

and “Risk

Management” below

for analyses

of the

ACL and

non-performing assets

and related
ratios.
●
Non-interest income for the quarter

ended September 30, 2024 increased by $2.2

million, reflecting, among other things, $0.8
million

in

insurance

proceeds

received

in

the

third

quarter

of

2024

and

an

increase

in

revenues

from

mortgage

banking
activities mainly due to a $0.8

million increase in the net

realized gain on sales of residential

mortgage loans in the secondary
market.
●
Non-interest

expenses

for

the

quarter

ended

September

30,

2024

increased

by

$6.3

million

to

$122.9

million,

reflecting,
among other things,

a $2.5 million increase

in employees’ compensation

and benefits expenses driven

by annual salary

merit
increases,

a $1.5 million increase in professional

services fees driven by information

technology infrastructure enhancements,
a

$1.8

million

increase

in

charges

for

operational

and

fraud

losses,

and

a

$0.8

million

decrease

in

net

gains

on

other

real
estate owned (“OREO”) operations.

See “Results of Operations – Non-Interest Expenses” below for additional information.

●
Income tax expense decreased to $22.7 million for the third quarter of 2024, compared to $27.0 million for the same period in
2023,

driven

by

lower

pre-tax

income

and

a

lower

estimated

effective

tax

rate

due

to

increased

business

activities

with
preferential tax treatment

under the PR Tax

Code. The Corporation’s

estimated effective tax

rate, excluding entities with

pre-
tax losses

from which

a tax benefit

cannot be

recognized and

discrete items,

decreased

to 23.7%

for the

first nine

months of
2024,

compared

to 28.2%

for

the

same period

of 2023.

See

“Income

Taxes”

below

and Note

16 –

“Income

Taxes,”

to

the
unaudited consolidated financial statements herein for additional information.

●
As

of

September

30,

2024,

total

assets

were

approximately

$18.9

billion,

a

decrease

of

$50.4

million

from

December

31,
2023,

primarily related to repayments

of investment securities,

partially offset by

an increase in total

loans and cash and

cash
equivalents.
●
As of

September 30,

2024,

total liabilities

were $17.2

billion, a

decrease of

$253.6 million

from December

31, 2023,

which
includes

an

increase

in

core

deposits,

which

was

more

than

offset

by

a

decrease

in

brokered

CDs

and

the

redemption

of
outstanding

TruPS

issued

by

FBP

Statutory

Trust

II.

See

“Risk

Management

–

Liquidity

Risk”

below

for

additional
information about the Corporation’s

funding sources and strategy.
●
The Bank’s

primary sources of funding

are consumer and commercial

core deposits, which exclude

government deposits and
brokered

CDs.

As

of

September

30,

2024,

these

core

deposits,

amounting

to

$12.7

billion,

funded

67.18%

of

total

assets.
Excluding

fully collateralized

government

deposits, estimated

uninsured deposits

amounted

to $4.6

billion as

of September
30, 2024. In

addition to approximately

$1.8 billion in

cash and free

high-quality liquid

assets, the Bank

maintains borrowing
capacity at the

FHLB and

the FED’s

Discount Window.

As of September

30, 2024, the

Corporation had

approximately $2.6
billion

available

for

funding

under

the

FED’s

Discount

Window

and

$964.7

million

available

for

additional

borrowing
capacity on FHLB lines of

credit based on collateral

pledged at these entities. In

the aggregate, as of

September 30, 2024, the
Corporation had

$6.1 billion,

or 131%

of estimated

uninsured deposits

(excluding fully

collateralized government

deposits),
available

to

meet

liquidity

needs.

See

“Risk

Management

–

Liquidity

Risk”

below

for

additional

information

about

the
Corporation’s funding

sources and strategy.

●
As of

September 30,

2024, the

Corporation’s

total stockholders’

equity was

$1.7 billion,

an increase

of $203.3

million from
December 31,

2023. The

increase was

driven by

net income

generated in

the first

nine months

of 2024

and a $155.5

million
increase in the fair value

of available-for-sale debt securities

recorded as part of

accumulated other comprehensive

loss in the
consolidated

statements

of

financial

condition,

partially

offset

by

$100.0

million

in

common

stock

repurchases

under

the
2023 stock repurchase

program and common

stock dividends declared

in the first nine

months of 2024 totaling

$79.7 million
or $0.48

per common

share. The

Corporation’s

CET1 capital,

tier 1

capital,

total capital,

and

leverage ratios

were 16.18%,
16.18%, 18.25%, and

10.96%, respectively,

as of September

30, 2024, compared

to CET1 capital, tier

1 capital, total

capital,
and

leverage

ratios

of

16.10%,

16.10%,

18.57%,

and

10.78%,

respectively,

as

of

December

31,

2023.

See

“Risk
Management – Capital” below for additional information.
●
Total

loan

production,

including

purchases,

refinancings,

renewals,

and

draws

from

existing

revolving

and

non-revolving
commitments, increased

by $4.8

million to

$1.3 billion

for the

quarter ended

September 30,

2024, as

compared to

the third
quarter of

2023, driven

by a

higher volume

of commercial

and construction

loan originations.

See “Results

of Operations

–
Loan Production”

below for additional information.
●
Total

non-performing assets

were $119.1

million as

of September

30, 2024,

a decrease

of $6.8

million, from

December 31,
2023,

driven by a

$13.3 million decrease

in the OREO

portfolio balance

in the Puerto

Rico region, mainly

attributable to the
sale of a $5.3 million commercial real estate OREO property

and sales of residential OREO properties. This variance

is net of
a $5.6

million increase in

total nonaccrual loans

held for investment

mainly due

to the inflow

of a $16.5

million commercial
relationship

in

the

food

retail industry

in

the

Puerto

Rico

region,

partially

offset

by

the

sale of

an

$8.2

million

nonaccrual
C&I loan

in the

Puerto Rico

region, that

resulted in

a $1.2

million charge

-off

that had

been previously

reserved.

See “Risk
Management – Nonaccrual Loans and Non-Performing Assets” below for additional information.
●
Adversely

classified

commercial

and

construction

loans

increased

by

$10.2

million

to

$77.7

million

as

of

September

30,
2024,

compared

to

December

31,

2023,

also

driven

by

the

aforementioned

inflow

to

nonaccrual

status

of

a

$16.5

million
commercial

relationship

in

the

Puerto

Rico

region

and

the

downgrade

of

a

$5.1

million

commercial

mortgage

loan

in

the
Puerto Rico region

,

partially offset

by the aforementioned

sale and charge

-off of

an $8.2 million

nonaccrual C&I

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

Management uses

and believes

that many

stock analysts

use the

tangible common

equity
ratio and

tangible book

value per

common share

in conjunction

with other

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

Adjusted Net Income,

Adjusted Non-Interest Income, and Adjusted Non-Interest

Expenses
To

supplement the

Corporation’s

financial statements

presented in

accordance with

GAAP,

the Corporation

uses, and believes

that
investors

benefit

from

disclosure

of,

non-GAAP

financial

measures

that

reflect

adjustments

to

net

income,

non-interest

income

and
non-interest expenses

to exclude

items that

management believes

are not

reflective of

core operating

performance (“Special

Items”).
The financial

results for the

quarters ended

September 30, 2024

and 2023 did

not include any

significant Special

Items. The financial
results for the nine-month periods ended September 30, 2024

and 2023 included the following Special Items:
Nine-Month Period Ended September 30, 2024
-
Charges of $1.1 million ($0.7 million after-tax,

calculated based on the statutory tax rate of 37.5%) were recorded in the nine-
month

period

ended

September

30,

2024,

respectively,

to

increase

the

initial

estimated

FDIC

special

assessment

resulting
from the FDIC’s

updates related to

the loss estimate

in connection with

losses to the

Deposit Insurance Fund

associated with
protecting

uninsured

deposits

following

the

failures

of

certain

financial

institutions

during

the

first

half

of

2023.

The
aforementioned

charges

increased

the

estimated

FDIC

special

assessment

to

a

total

of

$7.4

million,

which

was the

revised
estimated loss

reflected

in the

FDIC invoice

for

the first

quarterly

collection period

with a

payment

date of

June 28,

2024.
The

FDIC

special

assessment

is

reflected

in

the

consolidated

statements

of

income

as

part

of

“FDIC

deposit

insurance”
expenses.
Nine-Month Period Ended September 30, 2023
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

the nine-month periods

ended September 30,

2024 and 2023, net

income
to adjusted net income, a non-GAAP financial measure that excludes the

Special Items identified above.
Nine-Month Period Ended September 30,
2024 2023
(In thousands)
Net income, as reported (GAAP) $ 223,023 $ 223,375
Adjustments:

FDIC special assessment expense 1,099 -
Gain recognized from a legal settlement - (3,600)
Gain on early extinguishment of debt - (1,605)
Income tax impact of adjustments
(1)
(412) 1,350
Adjusted net income (Non-GAAP) $ 223,710 $ 219,520
(1)
See “Adjusted Net Income, Adjusted Non-Interest Income,

and Adjusted Non-Interest Expenses” above for the individual tax impact related to the above adjustments, which were

based on
the Puerto Rico statutory tax rate of 37.5%, as applicable.

RESULTS

OF OPERATIONS
Net Interest Income
Net interest

income is

the excess of

interest earned

by First

BanCorp. on

its interest-earning

assets over

the interest

incurred on its
interest-bearing

liabilities.

First

BanCorp.’s

net

interest

income

is

subject

to

interest

rate

risk

due

to

the

repricing

and

maturity
mismatch

of

the

Corporation’s

assets

and

liabilities.

In

addition,

variable

sources

of

interest

income,

such

as

loan

fees,

periodic
dividends, and

collection of

interest in

nonaccrual loans,

can fluctuate

from period

to period.

Net interest

income for

the quarter

and
nine-month

period ended

September 30,

2024 was

$202.1 million

and $598.2

million, respectively,

compared to

$199.7 million

and
$600.4 million for

the comparable periods

in 2023, respectively.

On a tax-equivalent

basis and excluding

the changes in the

fair value
of derivative instruments, net interest income for the quarter and nine-month period ended September 30, 2024 was $206.6 million

and
$612.4 million, respectively,

compared to $204.4 million and $617.0 million for the comparable periods in 2023,

respectively.
The

following

tables

include a

detailed

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

“Non-GAAP
Financial Measures and Reconciliations” above.
Part I
Average volume Interest income (1)

/ expense
Average rate (1)
Quarter ended September 30, 2024 2023 2024 2023 2024 2023
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 645,398 $ 807,883 $ 8,782 $ 10,956 5.40% 5.38%
Government obligations
(2)
2,520,133 2,817,646 8,458 9,415 1.33% 1.33%
MBS 3,290,547 3,650,737 13,830 15,677 1.67% 1.70%
FHLB stock 33,985 34,666 804 768 9.39% 8.79%
Other investments 19,726 14,294 73 61 1.47% 1.69%
Total investments
(3)
6,509,789 7,325,226 31,947 36,877 1.95% 2.00%
Residential mortgage loans 2,816,343 2,800,675 41,505 39,640 5.85% 5.62%
Construction loans 195,001 183,507 4,417 4,937 8.99% 10.67%
C&I and commercial mortgage loans 5,616,658 5,261,849 102,768 93,711 7.26% 7.07%
Finance leases 885,807 808,480 17,290 15,802 7.74% 7.75%
Consumer loans 2,840,870 2,728,945 81,281 77,125 11.35% 11.21%
Total loans
(4)(5)
12,354,679 11,783,456 247,261 231,215 7.94% 7.78%

Total interest-earning assets
$ 18,864,468 $ 19,108,682 $ 279,208 $ 268,092 5.87% 5.57%
Interest-bearing liabilities:
Time deposits $ 3,057,918 $ 2,708,297 $ 27,768 $ 19,852 3.60% 2.91%
Brokered CDs 600,319 318,831 7,656 3,830 5.06% 4.77%
Other interest-bearing deposits 7,429,163 7,956,856 28,280 30,616 1.51% 1.53%
Securities sold under agreements to repurchase - 26,254 - 359 - % 5.43%
Advances from the FHLB 500,000 500,000 5,672 5,675 4.50% 4.50%
Other borrowings 155,722 161,700 3,235 3,345 8.24% 8.21%
Total interest-bearing liabilities $ 11,743,122 $ 11,671,938 $ 72,611 $ 63,677 2.45% 2.16%
Net interest income on a tax-equivalent basis and excluding
valuations - non-GAAP $ 206,597 $ 204,415
Interest rate spread 3.42% 3.41%
Net interest margin 4.34% 4.24%

Part I
Average volume Interest income
(1)

/ expense
Average rate
(1)
Nine-Month Period Ended September 30, 2024 2023 2024 2023 2024 2023
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 615,679 $ 611,308 $ 25,096 $ 23,486 5.43% 5.14%
Government obligations
(2)
2,607,706 2,878,603 26,458 31,153 1.35% 1.45%
MBS 3,366,866 3,756,654 43,407 52,160 1.72% 1.86%
FHLB stock 34,217 37,234 2,476 1,969 9.64% 7.07%
Other investments 17,978 13,729 383 258 2.84% 2.51%
Total investments
(3)
6,642,446 7,297,528 97,820 109,026 1.96% 2.00%
Residential mortgage loans 2,811,447 2,814,667 122,664 119,298 5.81% 5.67%
Construction loans 219,601 159,914 13,909 10,516 8.44% 8.79%
C&I and commercial mortgage loans 5,550,259 5,207,216 302,761 268,886 7.27% 6.90%
Finance leases 874,508 771,366 51,672 44,325 7.87% 7.68%
Consumer loans 2,822,909 2,679,261 240,809 222,531 11.36% 11.10%
Total loans
(4)(5)
12,278,724 11,632,424 731,815 665,556 7.94% 7.65%

Total interest-earning assets
$ 18,921,170 $ 18,929,952 $ 829,635 $ 774,582 5.84% 5.47%
Interest-bearing liabilities:
Time deposits $ 2,984,413 $ 2,522,061 $ 78,766 $ 46,301 3.52% 2.45%
Brokered CDs 675,226 273,586 25,926 9,178 5.11% 4.49%
Other interest-bearing deposits 7,497,046 7,674,759 85,708 70,308 1.52% 1.22%
Securities sold under agreements to repurchase - 72,648 - 2,756 - % 5.07%
Advances from the FHLB 500,000 553,993 16,892 18,899 4.50% 4.56%
Other borrowings 159,693 174,307 9,921 10,135 8.28% 7.77%
Total interest-bearing liabilities $ 11,816,378 $ 11,271,354 $ 217,213 $ 157,577 2.45% 1.87%
Net interest income on a tax-equivalent basis and excluding
valuations - non-GAAP $ 612,422 $ 617,005
Interest rate spread 3.39% 3.60%
Net interest margin 4.31% 4.36%
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
(4)
Average loan balances include

the average of nonaccrual loans.
(5)
Interest income

on loans

includes $3.2

million and

$2.9 million

for the

quarters ended

September 30,

2024 and

2023, respectively,

and $9.5

million and

$8.9 million

for the

nine-month
periods ended September 30, 2024 and 2023, respectively,

of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II Quarter Ended September 30, Nine-Month Period Ended September 30,
2024 Compared to 2023 2024 Compared to 2023
Variance due to: Variance due to:
Volume Rate Total Volume Rate Total
(In thousands)
Interest income on interest-earning assets:
Money market and other short-term investments $ (2,207) $ 33 $ (2,174) $ 170 $ 1,440 $ 1,610
Government obligations (996) 39 (957) (2,822) (1,873) (4,695)
MBS (1,520) (327) (1,847) (5,185) (3,568) (8,753)
FHLB stock (16) 52 36 (189) 696 507
Other investments 22 (10) 12 87 38 125
Total investments (4,717) (213) (4,930) (7,939) (3,267) (11,206)
Residential mortgage loans 223 1,642 1,865 (138) 3,504 3,366
Construction loans 285 (805) (520) 3,853 (460) 3,393
C&I and commercial mortgage loans 6,442 2,615 9,057 18,261 15,614 33,875
Finance leases 1,511 (23) 1,488 6,053 1,294 7,347
Consumer loans 3,193 963 4,156 12,138 6,140 18,278
Total loans 11,654 4,392 16,046 40,167 26,092 66,259
Total interest income $ 6,937 $ 4,179 $ 11,116 $ 32,228 $ 22,825 $ 55,053
Interest expense on interest-bearing liabilities:
Time deposits $ 2,778 $ 5,138 $ 7,916 $ 9,605 $ 22,860 $ 32,465
Brokered CDs 3,576 250 3,826 15,205 1,543 16,748
Other interest-bearing deposits (2,011) (325) (2,336) (1,829) 17,229 15,400
Securities sold under agreements to repurchase (359) - (359) (2,756) - (2,756)
Advances from the FHLB - (3) (3) (1,821) (186) (2,007)
Other borrowings (125) 15 (110) (879) 665 (214)
Total interest expense 3,859 5,075 8,934 17,525 42,111 59,636
Change in net interest income $ 3,078 $ (896) $ 2,182 $ 14,703 $ (19,286) $ (4,583)
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
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2024 2023 2024 2023
(Dollars in thousands)
Interest income - GAAP $ 274,675 $ 263,405 $ 815,425 $ 758,005
Unrealized loss (gain) on derivative instruments 5 (3) 3 -
Interest income excluding valuations - non-GAAP 274,680 263,402 815,428 758,005
Tax-equivalent adjustment 4,528 4,690 14,207 16,577
Interest income on a tax-equivalent basis

and excluding valuations - non-GAAP
$ 279,208 $ 268,092 $ 829,635 $ 774,582
Interest expense - GAAP $ 72,611 $ 63,677 $ 217,213 $ 157,577
Net interest income - GAAP $ 202,064 $ 199,728 $ 598,212 $ 600,428
Net interest income excluding valuations - non-GAAP $ 202,069 $ 199,725 $ 598,215 $ 600,428
Net interest income on a tax-equivalent basis

and excluding valuations - non-GAAP
$ 206,597 $ 204,415 $ 612,422 $ 617,005
Average Balances

Loans and leases $ 12,354,679 $ 11,783,456 $ 12,278,724 $ 11,632,424
Total securities, other short-term investments and interest-bearing cash balances
6,509,789 7,325,226 6,642,446 7,297,528
Average Interest-Earning Assets $ 18,864,468 $ 19,108,682 $ 18,921,170 $ 18,929,952
Average Interest-Bearing Liabilities $ 11,743,122 $ 11,671,938 $ 11,816,378 $ 11,271,354
Average Assets
(1)
$ 18,883,374 $ 18,895,980 $ 18,875,397 $ 18,748,479
Average Non-Interest-Bearing Deposits $ 5,341,589 $ 5,621,233 $ 5,333,838 $ 5,861,680
Average Yield/Rate
Average yield on interest-earning assets - GAAP 5.78% 5.47% 5.74% 5.35%
Average rate on interest-bearing liabilities - GAAP 2.45% 2.16% 2.45% 1.87%
Net interest spread - GAAP 3.33% 3.31% 3.29% 3.48%
Net interest margin - GAAP 4.25% 4.15% 4.21% 4.24%
Average yield on interest-earning assets excluding valuations

- non-GAAP
5.78% 5.47% 5.74% 5.35%
Average rate on interest-bearing liabilities 2.45% 2.16% 2.45% 1.87%
Net interest spread excluding valuations

- non-GAAP
3.33% 3.31% 3.29% 3.48%
Net interest margin excluding valuations - non-GAAP 4.25% 4.15% 4.21% 4.24%
Average yield on interest-earning assets on a tax-equivalent basis and excluding
valuations - non-GAAP 5.87% 5.57% 5.84% 5.47%
Average rate on interest-bearing liabilities 2.45% 2.16% 2.45% 1.87%
Net interest spread on a tax-equivalent basis

and excluding valuations - non-GAAP
3.42% 3.41% 3.39% 3.60%
Net interest margin on a tax-equivalent basis and excluding

valuations - non-GAAP
4.34% 4.24% 4.31% 4.36%
(1) Includes, among other things, the ACL on loans and finance leases and debt securities, as well as unrealized gains and losses on available-for-sale debt securities.

Net

interest

income

amounted

to

$202.1

million

for

the

quarter

ended

September

30,

2024,

an

increase

of

$2.4

million,

when
compared to $199.7 million for the same period in 2023. The $2.4 million increase in net interest income was primarily due to:
●
A $15.8 million increase in interest income on loans,

including:
-
An

$8.3

million

increase

in

interest

income

on

commercial

and

construction

loans,

driven

by

a

$6.6

million

increase
associated

with

a

$366.3

million

increase

in

the

average

balance,

and

a

$2.9

million

increase

related

to

the

effect

of
higher market interest

rates on the upward

repricing of variable-rate

loans and on new

loan originations. These

variances
were partially

offset by

interest income of

$1.2 million

recognized in

the third quarter

of 2023

due to the

collection of a
previously charged-off construction loan in the

Puerto Rico region.
As

of

September

30,

2024,

the

interest

rate

on

approximately

54%

of

the

Corporation’s

commercial

and

construction
loans was tied

to variable

rates, with 33%

based upon

SOFR of 3

months or

less, 12% based

upon the

Prime rate index,
and 9% based on other indexes.
-
A

$5.6

million

increase

in

interest

income

on

consumer

loans

and

finance

leases,

primarily

associated

with

a

$189.3
million increase in the average balance of this portfolio, mainly auto loans and finance leases.
Partially offset by:
●
An $8.9 million increase in interest expense on interest-bearing liabilities, including

:
-
A $7.9 million

increase in interest expense

on time deposits,

excluding brokered CDs,

of which $5.1

million was related
to higher rates on renewals, associated with the overall higher interest rate environment,

and $2.8 million was driven by a
$349.6 million

increase in the

average balance. The

average cost of

time deposits in

the third quarter

of 2024, excluding
brokered CDs, increased 69 bps to 3.60% when compared to the same period in 2023.
-
A $3.8 million increase in interest expense on brokered CDs, driven by a $281.5 million increase in the average balance.
Partially offset by:
-
A $2.3 million decrease

in interest expense on interest-bearing

checking and saving accounts,

driven by a $527.7

million
decrease in the average balance.

●
A $4.5

million

decrease

in interest

income

from

total investments,

consisting

of

a $2.4

million

decrease

in interest

income
from debt securities,

mainly associated with

a $657.7 million

decrease in the

average balance,

and a $2.1

million decrease in
interest income from interest-bearing cash balances,

primarily cash balances deposited at the FED, driven

by a $162.5 million
decrease in the average balance.
Net interest

margin

for the

third quarter

of 2024

was 4.25%,

compared to

4.15% for

the same

period in

2023. The

increase in

the
net interest

margin was

driven by

a change

in asset

mix resulting

from the

deployment of

cash flows

from lower-yielding

investment
securities to

fund loan

growth as well

as the

effect of

the higher

interest rate

environment on

commercial and

consumer loans

yields.
These variances were

partially offset by

the higher cost of

funds associated with

the higher interest

rate environment combined

with a
change in deposit mix reflecting a continued migration from non-interest-bearing and other low-cost deposits to higher-cost deposits.

Net interest

income amounted

to $598.2

million for

the nine-month

period ended

September 30,

2024, a

decrease of

$2.2 million,
when compared to $600.4 million for same period in 2023. The $2.2 million decrease in net interest income was primarily due to:
●
A $59.6 million increase in interest expense on interest-bearing liabilities, consisting of:
-
A

$32.5

million

increase

in

interest

expense

on

time

deposits,

excluding

brokered

CDs,

of

which

$22.9

million

was
related

to higher

rates in

the first

nine

months of

2024 on

new issuances

and renewals

,

also associated

with the

higher
interest rate environment

,

and $9.6 million

was driven

by a $462.4

million increase

in the average

balance. The

average
cost of time deposits for the first nine months of 2024,

excluding brokered CDs, increased 107 bps to 3.52% as compared to 2.45% for the same period in 2023.
-
A

$16.7

million

increase

in

interest

expense

on

brokered

CDs,

driven

by

a

$401.6

million

increase

in

the

average
balance.
-
A $15.4 million

increase in interest expense

on interest-bearing checking

and saving accounts,

also related to

the overall
higher interest

rate environment. The

average cost of

interest-bearing checking

and saving accounts

increased by

30 bps
to

1.52%

for

the

first

nine

months

of

2024

as

compared

to

1.22%

for

the

same

period

in

2023,

mostly

driven

by
government

deposits

in

the

Puerto

Rico

region.

Excluding

government

deposits,

the

average

cost

of

interest-bearing
checking and

savings accounts

for the

first nine

months of

2024 was

0.75%, compared

to 0.69%

for the

same period

in
2023.
Partially offset by:
-
A

$5.0

million

decrease

in

interest

expense

on

borrowings,

mainly

due

to

a

$2.8

million

decrease

on

short-term
repurchase agreements

since they were

not used as

a funding source

in the first

nine months of

2024, and a

$2.0 million
decrease on advances from the FHLB, mainly associated with a $54.0 million decrease in the average balance.
●
A

$6.7

million

decrease

in

interest

income

from

total

investments,

mainly

due

to

a

$9.0

million

net

decrease

in

interest
income

from

debt securities,

mainly

associated with

a $660.7

million

decrease

in the

average

balance,

partially

offset

by a
$1.6

million

increase

in

interest

income

from

interest-bearing

cash

balances,

which

consisted

primarily

of

cash

balances
deposited at the FED, due to the effect of higher market interest rates.
Partially offset by:
●
A $64.1

million increase in interest income on loans,

including:
-
A $35.1

million

increase

in

interest income

on

commercial

and

construction

loans,

driven

by

a

$23.1

million

increase
associated

with

a

$402.7

million

increase

in

the

average

balance,

and

a

$12.0

million

increase

related

to

the

effect

of
higher market interest rates on the upward repricing of variable-rate loans and on new loan originations.
-
A

$25.6

million

increase

in

interest

income

on

consumer

loans

and

finance

leases,

primarily

due

to

a

$246.8

million
increase in the average balance of this portfolio, mainly auto loans and finance leases.
Net

interest

margin

for

the nine-month

period

ended

September

30,

2024

was 4.21%,

compared

to 4.24%

for

the same

period

in
2023.

The

decrease

in

the

net

interest

margin

was

driven

by

the

higher

cost

of

funds

associated

with

the

higher

interest

rate
environment

combined

with

a

change

in

deposit

mix

reflecting

a

continued

migration

from

non-interest-bearing

and other

low-cost
deposits to higher-cost

deposits,

as well as the

increase in balance

of brokered CDs.

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

$16.5

million

for

the

third

quarter

of

2024,

compared

to

$10.6
million for the third quarter of 2023.

The variances by major portfolio category were as follows:
●
Provision for

credit losses

for the

consumer

loan and

finance lease

portfolios

was an

expense of

$28.4 million

for the

third
quarter of 2024, compared to an expense of $14.0 million for the third quarter of 2023. The increase in provision expense was
driven by higher charge-off levels in these

portfolios.
●
Provision for

credit losses

for the

commercial and

construction loan

portfolios

was a net

benefit of

$6.4 million

for the third
quarter of

2024, compared

to a

net benefit

of $0.1

million for

the third

quarter of

2023. The

net benefit

recorded during

the
third

quarter

of

2024

was

associated

with

the

improved

financial

condition

of certain

borrowers

and,

to

a

lesser extent,

an
improvement on the economic outlook of certain macroeconomic variables, particularly variables associated with commercial real estate property performance and the forecasted commercial real estate (“CRE”) price index.

●
Provision for credit

losses for the residential

mortgage loan portfolio

was a net benefit

of $5.5 million for

the third quarter of
2024, compared to a net

benefit of $3.3 million for the

third quarter of 2023. The net benefit

recorded during the third quarter
of 2024 was driven

by a higher benefit

associated with updated

macroeconomic variables, mainly

in the long-term projection
of the unemployment rate in the Puerto Rico region.

The provision

for credit losses

for loans

and finance leases

was $41.3

million for the

first nine months

of 2024, compared

to $47.7
million for the same period of 2023. The variances by major portfolio category were as follows:
●
Provision for

credit losses for

the commercial

and construction

loan portfolios was

a net benefit

of $13.4 million

for the first
nine months of

2024, compared

to an expense

of $10.6 million

for the same

period of 2023.

The net benefit

recorded during
the first nine months of 2024 was driven by the

aforementioned improved financial condition of certain

borrowers, a recovery
of $5.0 million associated

with a C&I loan

in the Puerto Rico

region, and $1.2 million

in recoveries of two

commercial loans
in the

Florida region,

partially offset

by increased

volume. Meanwhile,

the expense

recorded during

the first

nine months

of
2023 was mainly due

to a deterioration in the

forecasted CRE price index,

a $6.2 million charge

associated with a nonaccrual
participated

C&I

loan

in

the Florida

region

associated

with

the

power

generation

industry,

the aforementioned

incremental
reserve associated

with the

inflow to

nonaccrual status

of a

$9.5 million

C&I loan

in the

Puerto Rico

region and,

to a

lesser
extent, portfolio growth.
●
Provision

for

credit

losses

for

the

residential

mortgage

loan

portfolio

was

a

net

benefit

of

$16.6

million

for

the

first

nine
months of

2024, compared

to a net

benefit of

$6.8 million

for the

same period

of 2023.

The increase

in net

benefit recorded
during the first

nine months of 2024

was driven by updated

historical loss experience

used for determining

the ACL estimate
resulting in a

downward revision of

estimated loss severities

and lower required

reserve levels as further

explained in Note

3
–

“Loans

Held

for

Investment”

to

the

unaudited

consolidated

financial

statements

herein,

and

the

aforementioned

updated
macroeconomic variables, partially offset by newly originated loans.
●
Provision

for

credit losses

for

the consumer

loan

and

finance lease

portfolios

was an

expense

of $71.3

million

for

the first
nine

months

of

2024,

compared

to

an

expense

of

$43.9

million

for

the

same

period

of

2023.

The

increase

in

provision
expense

was driven

by

higher charge

-off

levels in

these

portfolios

and

increases

in

portfolio

volumes,

partially

offset

by

a
$10.0 million recovery associated with the bulk sale of fully charged

-off loans recorded during the first nine months of 2024.

Provision for credit losses for

unfunded loan commitments
The

provision

for

credit losses

for

unfunded

commercial

and

construction

loan

commitments and

standby

letters of

credit for

the
third

quarter

and

the

first

nine

months

of

2024

was

a

net

benefit

of

$1.0

million

and

$1.1

million,

respectively,

compared

to

a

net
benefit of $0.1

million and an expense

of $0.5 million,

for the same periods

in 2023, respectively.

The net benefit

recorded during the
third

quarter

and

first

nine

months

of

2024

was

driven

by

an

improvement

on

the

economic

outlook

of

certain

macroeconomic
variables, particularly in variables associated with the CRE price index.

Provision for credit losses for

held-to-maturity and available-for-sale debt securities
The provision for credit losses

for held-to-maturity debt securities was

a net benefit of $0.1 million

and a net benefit of $1.1

million
for

the

third

quarter

and

first

nine

months

of

2024,

respectively,

compared

to

a

net

benefit

of

$6.2

million

and

$6.0

million,
respectively,

for the same

periods in 2023.

The net benefit

recorded during

the third quarter

and first nine

months of 2023

was driven
by the refinancing

of a $46.5 million

municipal bond into

a shorter-term commercial

loan structure and,

to a lesser extent,

a reduction
in qualitative reserves driven by updated financial information of certain bond issuers received during the third quarter of 2023.
The

provision

for

credit

losses for

available-for-sale

debt

securities for

the third

quarter

and

first

nine

months

of 2024

was a

net
benefit

of $36

thousand

and a

net benefit

of $45

thousand, respectively,

compared to

an expense

of $32

thousand

and $7

thousand,
respectively, for the

same periods in 2023.

Non-Interest Income
Non-interest

income

amounted

to

$32.5

million

for

the

third

quarter

of

2024,

compared

to

$30.3

million

for

the

same

period

in
2023.

The $2.2 million increase in non-interest income was primarily due to:
●
A $0.9 million increase in card and processing income,

mainly in merchant-related fees and interchange income

due to higher
transactional volumes.
●
A

$0.6

million

increase

in

other

non-interest

income,

driven

by

$0.8

million

in

insurance

proceeds

received

in

the

third
quarter of 2024 related to a 2020 outstanding insurance claim.
●
A $0.4

million

increase

in revenues

from mortgage

banking activities,

driven

by a

$0.8 million

increase

in the

net realized
gain on

sales of

residential mortgage

loans in

the secondary

market

due to

higher margins,

partially offset

by a

$0.3 million
decrease

in

the

fair

value

of

to-be-announced

(“TBA”)

forward

contracts.

During

the

third

quarters

of 2024

and

2023,

net
realized gains of $1.7 million and

$0.9 million, respectively,

were recognized as a result of GNMA

securitization transactions
and whole loan sales to U.S. GSEs amounting to $38.2 million and $42.3 million, respectively.
Non-interest

income for

the nine-month

period ended

September 30,

2024 amounted

to $98.5

million, compared

to $99.1

million
for the same period

in 2023. Non-interest income

for the nine-month period

ended September 30, 2023

included the following Special
Items: the

$3.6 million

gain recognized

from a

legal settlement,

included as

part of

“other non-interest

income,” and

the $1.6

million
gain

on

the

repurchase

of

$21.4

million

in

junior

subordinated

debentures,

reported

as

“gain

on

early

extinguishment

of

debt.”

See
“Non-GAAP Financial

Measures and

Reconciliations” above

for additional

information. On

a non-GAAP

basis, excluding

the effect
of these Special Items, adjusted non-interest income increased by $4.6 million primarily due to:
●
A

$1.7

million

increase

in

card

and

processing

income,

mainly

in

merchant-related

fees

and

interchange

income

due

to
higher transactional volumes.
●
A $1.0 million

increase in revenues

from mortgage banking

activities, driven by

a $1.4 million increase

in the net

realized
gain on sales

of residential mortgage

loans in the secondary

market due to

higher margins. During

the first nine months

of
2024

and

2023,

net

realized gains

of $4.3

million

and

$2.9

million,

respectively,

were recognized

as a

result of

GNMA
securitization

transactions

and

whole

loan

sales

to

U.S.

GSEs

amounting

to

$113.2

million

and

$131.5

million,
respectively.
●
A $0.9 million increase in insurance commission income,

mainly related to higher contingent commissions.
●
The

aforementioned

$0.8

million

in

insurance

proceeds

received

in

the

third

quarter

of 2024,

included

as

part of

“other
non-interest income.”

Non-Interest Expenses
Non-interest

expenses for

the quarter

ended September

30, 2024

amounted to

$122.9 million,

compared to

$116.6

million for

the
same period in 2023.

The efficiency ratio

for the third quarter of

2024 was 52.41%, compared

to 50.71% for the

third quarter of 2023.
The $6.3 million increase was primarily due to:
●
A $2.5 million increase in employees’ compensation and benefits expenses,

driven by annual salary merit increases.
●
A

$1.5

million

increase

in

professional

service

fees,

due

to

increases

of

$1.0

million

in

consulting

fees

driven

by
information technology infrastructure enhancements and $0.5 million in outsourced technology service fees.
●
A $0.9 million increase in other

non-interest expenses, mainly due to

a $1.8 million increase in charges

for operational and
fraud

losses,

partially

offset

by

decreases

of

$0.4

million

in

amortization

of

intangible

assets (mainly

from

core

deposit
intangible

assets

related

to

savings

accounts

from

the

Banco

Santander

Puerto

Rico

acquisition,

which

were

fully
amortized in 2024), $0.3 million in insurance fees, and $0.2 million in net periodic cost of pension plans.
●
A $0.8 million decrease

in net gains on OREO

operations, driven by

a decrease in net realized

gains on sales of residential
OREO properties in the Puerto Rico region.
Non-interest

expenses

for

the

nine-month

period

ended

September

30,

2024

amounted

to

$362.5

million,

compared

to

$344.8
million for

the same

period in

2023. The

efficiency ratio

for the

first nine

months of

2024 was

52.03%, compared

to 49.29%

for the
first

nine

months

of

2023.

Non-interest

expenses

for

the

nine-month

period

ended

September

30,

2024

include

the

$1.1

million
additional

FDIC

special

assessment

expense.

See

“Non-GAAP

Financial

Measures

and

Reconciliations”

above

for

additional
information.

On

a

non-GAAP

basis,

excluding

the

effect

of

this

Special

Item,

adjusted

non-interest

expenses

increased

by

$16.6
million primarily due to:
●
An $8.8

million increase

in employees’

compensation and

benefits expenses,

driven by

annual salary

merit increases

and
increases

in

stock-based

compensation

expense,

matching

contributions

to

the

employees’

retirement

plan

and

medical
insurance premium costs.
●
A

$3.1

million

increase

in

professional

service

fees,

mainly

due

to

a

$2.4

million

increase

in

consulting

fees

driven

by
information technology infrastructure enhancements.
●
A $1.8 million increase in credit and debit card processing fees, driven by higher transactional volumes.
●
A

$1.6

million

increase

in

occupancy

and

equipment

expenses,

mainly

related

to

an

increase

in

maintenance

charges,
partially offset by a decrease in depreciation charges.
●
A $1.6 million increase in other

non-interest expenses, mainly due to

a $2.8 million increase in charges

for operational and
fraud

losses, partially

offset

by

decreases

of

$0.8

million

in amortization

of

intangible

assets due

to

the

aforementioned
core deposit intangible assets which were fully amortized in 2024, and $0.5 million in net periodic cost of pension plans.

Income Taxes
For

the

third

quarter

and

first nine

months

of 2024,

the

Corporation

recorded

an

income tax

expense

of $22.7

million

and

$72.2
million, respectively,

compared to $27.0 million and $89.2 million,

respectively, for

the same periods in 2023. The decrease

in income
tax expense

for the

third quarter

of 2024

was mainly

due to

lower pre-tax

income and,

to a

lesser extent,

a lower

estimated effective
tax rate due

to increased business

activities with preferential

tax treatment under

the PR Tax

Code and a

$0.4 million tax

contingency
accrual release

in connection with

the expiration

of the statute

of limitation on

some uncertain tax

positions. Meanwhile, the

decrease
in income

tax expense

for the first

nine months

of 2024

was driven

by a lower

estimated effective

tax rate due

to the

aforementioned
increased business activities with preferential tax treatment and,

to a lesser extent, lower pre-tax income.
The

Corporation’s

annual

estimated

effective

tax

rate,

excluding

entities

with

pre-tax

losses

from

which

a

tax

benefit

cannot

be
recognized

and

discrete

items,

was

23.7%

for

the

first

nine

months

of

2024,

compared

to

28.2%

for

the

same

period

in

2023.

The
estimated effective

tax rate

of the

Corporation is

impacted by,

among other

things, the

composition and

source of

its taxable

income.
See Note 16 – “Income Taxes,

”

to the unaudited consolidated financial statements herein for additional information.
As of

September 30,

2024, the

Corporation had

a net

deferred tax

asset of

$137.5 million,

net of

a valuation

allowance of

$121.6
million against

the deferred

tax asset,

compared to

a net

deferred tax

asset of

$150.1 million,

net of

a valuation

allowance of

$139.2
million, as

of December

31, 2023.

The decrease

in the

net deferred

tax asset

was mainly

related to

the usage

of alternative

minimum
tax credits

and the

decrease in

the ACL.

Meanwhile, the

decrease in

the valuation

allowance was

related primarily

to changes

in the
market

value

of available

-for-sale

debt

securities

which

resulted

in

an

equal

change

in

the net

deferred

tax

asset without

impacting
earnings.

Assets

The Corporation’s

total assets

were $18.9

billion as

of September

30, 2024,

a decrease

of $50.4

million from

December 31,

2023,
primarily related to repayments of investment securities, partially offset by an increase in total loans and cash and cash equivalents.
Loans Receivable, including Loans Held for Sale
As of

September 30,

2024, the

Corporation’s

total loan

portfolio before

the ACL

amounted to

$12.5 billion,

an increase

of $265.8
million

compared

to

December

31,

2023.

In

terms

of

geography,

the

growth

consisted

of

increases

of

$162.9

million

in

the

Puerto
Rico region and

$146.0 million in

the Florida region,

partially offset

by a decrease

of $43.1 million

in the Virgin

Islands region. On

a
portfolio basis,

the growth

consisted of

increases of

$178.4 million

in commercial

and construction

loans,

$83.7 million

in consumer
loans,

primarily auto loans and finance leases, and $3.7 million in residential mortgage loans.
As of

September

30,

2024,

the Corporation’s

loans

held-for-investment

portfolio

was

comprised

of

commercial

and

construction
loans

(48%),

consumer

and

finance

leases

(29%),

and

residential

real

estate

loans

(23%).

Of

the

total

gross

loan

portfolio

held

for
investment

of

$12.4

billion

as

of

September

30,

2024,

the

Corporation

had

credit

risk

concentration

of

approximately

80%

in

the
Puerto Rico region,

17% in the

United States region

(mainly in the

state of Florida),

and 3% in

the Virgin

Islands region, as

shown in
the following table:
As of September 30, 2024 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,168,590 $ 159,088 $ 492,469 $ 2,820,147
Construction loans 173,352 2,001 31,989 207,342
Commercial mortgage loans 1,728,552 68,781 674,547 2,471,880
C&I loans 2,161,688 81,942 961,683 3,205,313

Total commercial loans
4,063,592 152,724 1,668,219 5,884,535
Consumer loans and finance leases 3,663,990 69,751 7,601 3,741,342

Total loans held for investment,

gross
$ 9,896,172 $ 381,563 $ 2,168,289 $ 12,446,024
Loans held for sale 12,641 - - 12,641

Total loans, gross
$ 9,908,813 $ 381,563 $ 2,168,289 $ 12,458,665
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
$ 9,738,504 $ 424,718 $ 2,022,261 $ 12,185,483
Loans held for sale 7,368 - - 7,368

Total loans, gross
$ 9,745,872 $ 424,718 $ 2,022,261 $ 12,192,851

Residential Real Estate Loans
As of

September 30,

2024, the

Corporation’s

total residential

mortgage

loan portfolio,

including loans

held for

sale, increased

by
$3.7

million

compared

to

the

balance

as

of

December

31,

2023.

The

increase

in

the

residential

mortgage

loan

portfolio

reflects

an
increase of $26.7 million in the Florida region, partially offset by decreases of $14.0 million in the Puerto Rico region and $9.0 million in the

Virgin

Islands region.

The increase

was driven

by the

volume of

new loan

originations kept

on the

balance sheet,

which more
than

offset

repayments.

Approximately

48%

of

the

$254.5

million

residential

mortgage

loan

originations

in

the

Puerto

Rico

region
during

the first

nine

months
of

2024 consisted

of conforming

loans, compared

to 52%

of the

$243.2

million

originated

for

the first
nine months of 2023.

As of

September 30,

2024, the

majority of

the Corporation’s

outstanding balance

of residential

mortgage loans

in the

Puerto Rico
and the Virgin

Islands regions consisted

of fixed-rate loans

that traditionally carry

higher yields than

residential mortgage loans

in the
Florida region. In

the Florida region,

approximately 35% of the

residential mortgage loan

portfolio consisted of

hybrid adjustable-rate
mortgages. In

accordance with

the Corporation’s

underwriting guidelines,

residential mortgage

loans are

primarily fully

documented
loans, and the Corporation does not originate negative amortization loans.
Commercial and Construction Loans
As of September

30, 2024, the

Corporation’s

commercial and construction

loans portfolio increased

by $178.4 million,

as compared
to the

balance as

of December

31, 2023.

The growth

included an

increase of

$117.6

million in

the Florida

region, reflecting,

among
other things, the effect of the origination

of various commercial and construction relationships, each in excess of $10 million, of which
$109.3

million

are related

to six

C&I relationships

and

$52.3

million

are related

to three

commercial

mortgage

relationships.

These
variances were partially

offset by payoffs

and paydowns of four

C&I relationships totaling

$56.6 million and

lower utilization of C&I
lines of credit.
The

Puerto

Rico region

also grew

by $96.2

million, when

compared

to the

balance

as of

December 31,

2023.

This increase

was
driven by a $61.7

million increase in construction

loans; the origination

of two commercial

relationships with an

aggregate balance of
$72.4 million; higher utilization

of C&I lines of

credit; and the origination

of two loans to

municipalities with an

aggregate balance of
$27.7 million. These variances

were partially offset

by multiple payoffs

and paydowns, including the

payoffs of three

commercial and
construction relationships totaling $47.5 million and the sale of an

$8.2 million nonaccrual C&I loan, net of a $1.2 million charge

-off.
In

the

Virgin

Islands

region,

commercial

and

construction

loans

decreased

by

$35.4

million,

as

compared

to

the

balance

as

of
December 31, 2023, mainly associated with a $42.6 million repayment of a government line of credit.

See “Risk Management –

Exposure to Puerto Rico Government”

and “Risk Management –

Exposure to USVI Government”

below
for information on the Corporation’s

credit exposure to PR and USVI government entities.
As of

September

30, 2024,

the Corporation’s

total commercial

mortgage

loan

exposure amounted

to $2.5

billion,

or 20%

of the
total loan portfolio. In terms of

geography, $1.7 billion

of the exposure was in the Puerto

Rico region, $0.7 billion of the exposure

was
in the

Florida region,

and $0.1

billion of

the exposure

was in

the Virgin

Islands region.

The $1.7

billion exposure

in the

Puerto Rico
region was

comprised mainly

of 41%

in the

retail industry,

26% in

office real

estate, and

21% in

the hotel

industry.

The $0.7

billion
exposure

in the

Florida region

was comprised

mainly of

33% in

the retail

industry,

23% in

the hotel

industry,

and 8%

in office

real
estate.

Of

the

Corporation’s

total

commercial

mortgage

loan

exposure

of

$2.5

billion,

$400.2

million

matures

within

the

next

12
months and has a weighted-average

interest rate of approximately 6.17%.

Commercial mortgage loan exposure

in the office real estate
industry,

which

matures

within

the

next

12

months,

amounted

to

$108.1

million

and

has

a

weighted-average

interest

rate

of
approximately 6.22%.

As

of

September

30,

2024

and

December

31,

2023,

the

Corporation’s

total

exposure

to

shared

national

credit

(“SNC”)

loans
(including

unused

commitments)

amounted

to $1.3

billion

and

$1.2

billion,

respectively.

As of

September

30,

2024,

approximately
$385.3 million of the SNC exposure is related to the portfolio in the Puerto Rico region and $870.3 million is related to

the portfolio in
the Florida region.
Consumer Loans and Finance Leases
As of September 30, 2024, the Corporation’s

consumer loans and finance leases portfolio increased

by $83.7 million to $3.7 billion,
mainly in

the Puerto

Rico region,

reflecting growth

of $69.4

million and

$36.6 million

in the

auto loan

and finance

lease portfolios,
respectively,

partially offset by decreases in the remaining portfolio classes.

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
Quarter Ended September 30, Nine-Month Period Ended September 30,
2024 2023 2024 2023
(In thousands)
Puerto Rico:

Residential mortgage
$ 94,258 $ 93,237 $ 254,525 $ 243,202

Construction
33,898 36,758 108,008 94,025

Commercial mortgage
63,646 25,763 165,400 122,454

C&I
419,673 452,889 1,162,239 1,267,866

Consumer
406,448 452,264 1,204,999 1,318,950

Total loan production
$ 1,017,923 $ 1,060,911 $ 2,895,171 $ 3,046,497
Virgin Islands:

Residential mortgage
$ 791 $ 1,320 $ 2,913 $ 3,089

Construction
131 - 293 6

Commercial mortgage
6,949 112 7,372 3,971

C&I
18,447 21,545 41,907 96,159

Consumer
9,995 9,581 26,788 31,189

Total loan production
$ 36,313 $ 32,558 $ 79,273 $ 134,414
Florida:

Residential mortgage
$ 21,864 $ 35,295 $ 69,849 $ 76,114

Construction
10,510 9,585 31,165 34,817

Commercial mortgage
30,539 33,357 108,472 63,883

C&I
184,936 125,947 576,189 342,812

Consumer
530 187 3,957 1,216

Total loan production
$ 248,379 $ 204,371 $ 789,632 $ 518,842
Total:

Residential mortgage
$ 116,913 $ 129,852 $ 327,287 $ 322,405

Construction
44,539 46,343 139,466 128,848

Commercial mortgage
101,134 59,232 281,244 190,308

C&I
623,056 600,381 1,780,335 1,706,837

Consumer
416,973 462,032 1,235,744 1,351,355

Total loan production
$ 1,302,615 $ 1,297,840 $ 3,764,076 $ 3,699,753

Commercial

and

construction

loan

originations

(excluding

government

loans)

for

the

quarter

and

nine-month

period

ended
September 30,

2024 increased

by $102.8

million in

the third

quarter of

2024, as

compared to

the same

period in

2023, mainly

due to
increases of

$57.1

million

in the

Florida

region

and $39.9

million

in the

Puerto

Rico region.

For the

first nine

months
of 2024,

the
increase of $259.8

million was mainly

due to an increase

of $274.3 million

in the Florida region.

The growth in the

Florida region for
the first

nine

months
of 2024

includes

the effect

of the

origination

of ten

C&I relationships,

each in

excess of

$10 million,

with an
aggregate

balance

of

$193.7

million,

increased

utilization

of

C&I

lines

of

credit,

and

an

increase

in

the

commercial

mortgage

loan
portfolio of $44.6 million.
Government

loan

originations

for

the

quarter

and

nine-month

period

ended

September

30,

2024

amounted

to

$45.1

million

and
$83.9

million,

respectively,

compared

to

$85.1

million

and

$168.7

million,

respectively,

for

the

comparable

periods

in

2023.

The
decrease for

the first nine

months of 2024

was mainly related

to the refinancing

of a $46.5

million municipal

bond into a

commercial
loan in the Puerto Rico region for the first nine months of 2023 and lower line of credit utilization in the Virgin

Islands region.
Originations of auto

loans (including finance

leases) for the

quarter and nine-month

period ended September

30, 2024 amounted

to
$238.8

million

and

$700.8

million,

respectively,

compared

to

$259.2

million

and

$754.6

million,

respectively,

for

the

comparable
periods

in

2023.

The

decrease

in

the

third

quarter

and

first

nine

months

of

2024,

as

compared

with

the

same

periods

in

2023,

was
mainly

in

the

Puerto

Rico

region.

Other

consumer

loan

originations,

other

than

credit

cards,

for

the

quarter

and

nine-month

period
ended September 30, 2024 amounted

to $60.9 million and $185.4 million,

respectively,

compared to $79.5 million and $229.0 million,
respectively,

for the

comparable periods

in 2023.

Most of

the decrease

in other

consumer loan

originations for

the third

quarter and
first nine

months
of 2024,

as compared

with the

same periods

in 2023,

was in

the Puerto

Rico region.

The utilization

activity on

the
outstanding

credit card

portfolio

for

the

quarter

and

nine-month

period

ended

September

30,

2024

amounted

to $117.2

million

and
$349.5 million, respectively,

compared to $123.4 million and $367.8 million, respectively,

for the comparable periods in 2023.

Investment Activities
As

part

of

its

liquidity,

revenue

diversification,

and

interest

rate

risk

management

strategies,

First

BanCorp.

maintains

a

debt
securities portfolio classified as available for sale or held to maturity.

The

Corporation’s

total

available-for-sale

debt

securities

portfolio

as

of

September

30,

2024

amounted

to

$4.9

billion,

a

$335.2
million decrease

from December 31,

2023. The decrease

was driven by

repayments of approximately

$274.3 million of

U.S. agencies
MBS and

debentures,

and repayments

of $255.9

million

associated to

matured securities

.

These variances

were partially

offset

by a
$155.5

million

increase

in

fair

value

attributable

to

changes

in

market

interest

rates

and

$44.1

million

in

purchases

of

Community
Reinvestment Act qualified debt

securities,

mainly commercial MBS, during

the first nine months of 2024.

As of September 30, 2024,
the Corporation had a net

unrealized loss on available-for-sale

debt securities of $477.3 million.

This net unrealized loss is attributable
to instruments on

books carrying a

lower interest rate

than market rates.

The Corporation expects

that this unrealized

loss will reverse
over time and it is likely

that it will not be

required to sell the securities before

their anticipated recovery.

The Corporation expects the
portfolio will

continue to

decrease and

the accumulated

other comprehensive

loss will

decrease accordingly,

excluding the

impact of
market interest rates.

As of September

30, 2024, approximately

$480 million and

$350 million in

cash inflows, which

are expected to
be received during the remainder of 2024 and in the first quarter of 2025, respectively, from

contractual maturities of the available-for-
sale debt securities

portfolio,

are expected

to be redeployed

to fund

loan growth,

reinvested into

higher-yielding securities,

or used to
repay maturing brokered CDs.

As

of

September

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

$3.0

million

(fair

value

-

$1.6

million).

This

residential

pass-through

MBS

issued

by

the
PRHFA

is collateralized

by certain

second

mortgages originated

under a

program

launched by

the Puerto

Rico government

in 2010
and had an unrealized loss

of $1.4 million as of

September 30, 2024, of which

$0.3 million is due to

credit deterioration. During 2021,
the Corporation

placed this

instrument in

nonaccrual status

based on

the delinquency

status of

the underlying

second mortgage

loans
collateral.
Held-to-maturity

debt

securities

include

fixed-rate

GSEs’

MBS

with

a

carrying

value

of

$231.0

million

(fair

value

of

$222.2
million) as of September 30, 2024,

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

2024,

approximately

57%

of

the

Corporation’s

municipal

bonds

consisted

of

obligations

issued

by
three

of

the

largest

municipalities

in

Puerto

Rico.

The

municipalities

are

required

by

law

to

levy

special

property

taxes

in

such
amounts as

are required

for the

payment of

all of

their respective

general obligation

bonds and

loans. As

of September

30, 2024,

the
Corporation’s

held-to-maturity debt

securities portfolio,

before the

ACL, decreased

to $323.1

million, compared

to $354.2

million as
of December 31,

2023, driven by

repayments of approximately

$16.6 million of

U.S. agencies MBS and

$15.9 million of

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

The following table presents the carrying values of investments as of the indicated dates:
September 30, 2024 December 31, 2023
(In thousands)
Money market investments $ 1,343 $ 1,239
Available-for-sale

debt securities, at fair value:
U.S. government and agencies obligations 2,261,777 2,443,790
Puerto Rico government obligations 1,567 1,415
MBS:

Residential
2,438,532 2,633,161

Commercial
191,905 151,618
Other 1,000 -

Total available-for-sale

debt securities, at fair value
4,894,781 5,229,984
Held-to-maturity debt securities, at amortized cost:
MBS:

Residential
133,852 146,468

Commercial
97,164 100,670
Puerto Rico municipal bonds 92,126 107,040

ACL for held-to-maturity Puerto Rico municipal bonds
(1,119) (2,197)

Total held-to-maturity

debt securities
322,023 351,981
Equity securities, including $34.0 million and $34.6 million of FHLB stock as of September 30, 2024 and December 31, 2023 52,432 49,675
Total money market

investments and investment securities
$ 5,270,579 $ 5,632,879

The carrying values of debt securities as of September 30, 2024 by contractual maturity

(excluding MBS), are shown below:
Carrying Amount
Weighted-Average

Yield %
(Dollars in thousands)
U.S. government and agencies obligations:
Due within one year $ 1,037,767 0.82
Due after one year through five years 1,215,849 0.85
Due after ten years 8,161 5.21
2,261,777 0.85
Puerto Rico government and municipalities obligations:
Due within one year 2,131 5.62
Due after one year through five years 61,119 7.81
Due after five years through ten years 13,121 6.42
Due after ten years 17,322 7.39
93,693 7.48
Other 1,000 2.34
MBS 2,861,453 1.72
ACL on held-to-maturity debt securities (1,119) -
Total debt securities
$ 5,216,804 1.46

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

30, 2024,

the
Corporation had

approximately $1.5

billion in

callable debt

securities (U.S.

agencies debt

securities) with

an average

yield of

0.81%
of which

approximately 62%

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
Liquidity Risk Management
The Corporation manages

its liquidity in

a proactive manner and

in an effort

to maintain a sound

liquidity position. It uses

multiple
measures

to monitor

its liquidity

position,

including

core

liquidity,

basic

liquidity,

and time-based

reserve

measures. Cash

and

cash
equivalents

amounted

to

$685.4

million

as

of

September

30,

2024,

compared

to

$663.2

million

as

of

December

31,

2023.

When
adding $1.8 billion of free high-quality

liquid securities that could be liquidated

or pledged within one day (which

includes assets such
as U.S.

government and

GSEs obligations),

the total

core liquidity

amounted to

$2.5 billion

as of

September 30,

2024, or

13.32% of
total assets, compared to $2.8 billion, or 14.93% of total assets as of December

31, 2023.

In

addition

to

the

aforementioned

$1.8

billion

in

cash

and

free

high

quality

liquid

assets,

the

Corporation

had

$964.7

million
available

for

credit

with

the FHLB

based

on

the

value

of loan

collateral

pledged

with

the

FHLB.

As

such,

the

basic

liquidity

ratio
(which adds such

available secured

lines of credit

to the core

liquidity) was approximately

18.43% of total

assets as of September

30,
2024,

compared to 19.82% of total assets as of December 31, 2023.

Further,

the

Corporation

also

maintains

borrowing

capacity

at

the

FED

Discount

Window

and

had

approximately

$2.6

billion
available

for

funding

under

the FED’s

Borrower-in-Custody

(“BIC”)

Program

as of

September

30,

2024

as an

additional

source

of
liquidity.

Total loans

pledged to the FED

BIC Program amounted

to $3.4 billion as of

September 30, 2024. The

Corporation also does
not rely

on uncommitted

inter-bank

lines of

credit (federal

funds lines)

to fund

its operations.

In the

aggregate,

as of

September 30,
2024,

the

Corporation

had

$6.1

billion

available

to

meet

liquidity

needs,

or

131%

of

estimated

uninsured

deposits,

excluding

fully
collateralized government deposits.

Liquidity

at

the Bank

level

is highly

dependent

on

bank deposits,

which

fund

86.9%

of the

Bank’s

assets (or

84.1%

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
September 30, 2024 December 31, 2023
(In thousands)
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit:

Construction undisbursed funds
$ 250,597 $ 234,974

Unused credit card lines
795,338 882,486

Unused personal lines of credit

37,869 38,956

Commercial lines of credit
1,026,159 862,963

Letters of credit:

Commercial letters of credit
48,507 69,543

Standby letters of credit
18,968 8,313
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

$4.3

billion

as

of
September 30,

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

2024 and

December 31, 2023 the Corporation’s

core deposits,
which

exclude

government

deposits

and

brokered

CDs,

totaled

$12.7

billion

and

$12.6

billion,

respectively.

The

$69.2

million
increase

in

such

deposits

consisted

of

increases

of

$58.8

million

in

the

Florida

region

and

$40.2

million

in

the Puerto

Rico

region,
partially

offset

by

a

$29.8

million

decrease

in

the

Virgin

Islands

region.

This

increase

includes

a

$198.2

million

increase

in

time
deposits.

Government

deposits

(fully

collateralized)

–

As

of

September

30,

2024,

the

Corporation

had

$2.7

billion

of

Puerto

Rico

public
sector

deposits

($2.5

billion

in

transactional

accounts

and

$150.1

million

in

time

deposits),

relatively

unchanged

compared

to

the
balance as of December 31,

2023. Government deposits are insured

by the FDIC up to the applicable

limits and the uninsured portions
are

fully

collateralized.

Approximately

22%

of

the

public

sector

deposits

as

of

September

30,

2024

were

from

municipalities

and
municipal agencies

in Puerto Rico

and 78%

were from public

corporations, the

central government

and its agencies,

and U.S. federal
government agencies in Puerto Rico.
In addition,

as of

September 30,

2024, the

Corporation

had $443.9

million of

government deposits

in the

Virgin

Islands region,

as
compared

to

$449.4

million

as

of

December

31,

2023,

and

$19.2

million

in

the

Florida

region

as

compared

to

$10.2

million

as

of
December 31, 2023.
The

uninsured

portions of

government

deposits were

collateralized

by securities

and

loans with

an amortized

cost of

$3.3

billion
and $3.5

billion as

of September

30, 2024

and December

31, 2023,

respectively,

and an

estimated market

value of

$3.1 billion

as of
each of

such periods.

In addition

to securities

and loans,

as of

each of

September 30,

2024 and

December 31,2023,

the Corporation
used $175.0 million in letters of credit issued by the FHLB as pledges for a portion of public deposits in the Virgin

Islands.
Estimate of Uninsured

Deposits –
As of September

30, 2024 and

December 31, 2023,

the estimated amounts

of uninsured deposits
totaled $7.6

billion and

$7.4 billion,

respectively,

generally representing

the portion

of deposits

that exceed

the FDIC

insurance limit
of $250,000

and amounts

in any

other uninsured

deposit account.

As of

September 30,

2024 and

December 31,

2023, the

uninsured
portion

of

fully

collateralized

government

deposits

amounted

to

$2.9

billion

and

$3.0

billion,

respectively.

Excluding

fully
collateralized government

deposits, the estimated

amounts of uninsured

deposits amounted to

$4.6 billion, which

represent 29.25%

of
total deposits (excluding brokered CDs), as of September 30, 2024,

compared to $4.4 billion, or 28.13%, as of December 31, 2023.

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

30, 2024:
(In thousands)
3 months or
less
3 months to
6 months
6 months to
1 year Over 1 year Total
U.S. time deposits in excess of FDIC insurance limits
$ 400,953 $ 322,432 $ 223,200 $ 143,931 $ 1,090,516
Other uninsured time deposits $ 18,400 $ 11,720 $ 16,134 $ 2,133 $ 48,387
Brokered

CDs

– Total

brokered CDs decreased

by $263.3

million to $520.0

million as of

September 30, 2024,

compared to $783.3
million

as

of

December

31,

2023.

The

decline

reflects

maturing

brokered

CDs

amounting

to

$540.5

million

with

an

all-in

cost

of
5.43%

that

were

paid

off

during

the

first

nine

months

of

2024,

partially

offset

by

$277.2

million

of

new

issuances

with

original
average maturities of approximately 2 years and an all-in cost of 4.91%.
The average remaining term to maturity of the brokered CDs outstanding as of September 30, 2024 was approximately 1.2 years.

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

The

following

table

presents

the

remaining

contractual

maturities

and

weighted-average

interest

rates

of

brokered

CDs

as

of
September 30, 2024:
Total

Weighted-average
interest rate %
(In thousands)
Three months or less $ 173,980 5.15
Over three months to six months 35,698 4.79
Over six months to one year 100,287 4.86
Over one year to two years

121,687 4.65
Over two years to three years

15,328 4.13
Over three years to four years

30,280 4.03
Over four years to five years

27,342 4.44
Over five years

15,446 4.61

Total
$ 520,048 4.80
Refer to

“Net Interest

Income” above

for information

about average

balances of

interest-bearing deposits

and the

average interest
rate paid on such deposits for the quarters and nine-month periods ended

September 30, 2024 and 2023.
Securities

sold

under

agreements

to

repurchase

–

From

time

to

time,

the

Corporation

enters

into

repurchase

agreements

as

an
additional source of funding. As of September 30, 2024 and December

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

September 30,

2024, $400.0

million were

pledged with
investment securities

and $100.0

million were

pledged with

mortgage loans.

As of

September 30,

2024, the

Corporation had

$964.7
million available for additional credit on FHLB lines of credit based on collateral pledged at the FHLB of New York.

The following

table presents the

remaining contractual

maturities and

weighted-average interest

rates of

advances from

the FHLB
as of September 30, 2024:
Total
Weighted-average
interest rate %
(In thousands)
Over three months to six months
$
180,000 4.60
Over six months to one year 30,000 4.83
Over one year to two years 90,000 4.49
Over three years to four years 200,000 4.25

Total
(1)
$
500,000 4.45
(1) Average remaining term to maturity

of 1.73 years.
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
In September

2024,

the Corporation

redeemed $50.0

million,

or 42%,

of outstanding

TruPS

issued by

FBP Statutory

Trust

II (or
$48.5 million after

excluding the Corporation’s

interest in the Trust

of approximately $1.5

million) at a contractual

call price of 100%
as part

of the

2024 repurchase

program.

As of

September 30,

2024 and

December 31,

2023, the

Corporation had

junior subordinated
debentures outstanding

in the aggregate

amount of

$111.7

million and

$161.7 million,

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

2024 repurchase

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
Corporation has invested in technology and personnel to enhance the

Corporation’s secondary mortgage

market capabilities.
These enhanced capabilities

improve the Corporation’s

liquidity profile as they

allow the Corporation to

derive liquidity,

if needed,
from the

sale of mortgage

loans in

the secondary

market. The

U.S. (including

Puerto Rico)

secondary mortgage

market is

still highly
liquid,

in

large

part because

of

the

sale of

mortgages

through

guarantee

programs

of

the Federal

Housing

Authority

(“FHA”),

U.S.
Department of

Veterans

Affairs (“VA”),

U.S. Department

of Housing

and Urban

Development (“HUD”),

Federal National

Mortgage
Association (“FNMA”) and Federal

Home Loan Mortgage Corp. (“FHLMC”).

During the first nine months

of 2024, loans pooled into
Government

National

Mortgage

Association

(“GNMA”)

MBS amounted

to approximately

$87.4

million.

Also, during

the first

nine
months of 2024, the Corporation sold approximately $25.8 million of performing residential mortgage loans to FNMA.
The

FED

Discount

Window

is

a

cost-efficient

source

of

short-term

funding

for

the

Corporation

in

highly-volatile

market
conditions.

As

previously

mentioned,

as

of

September

30,

2024,

the

Corporation

had

approximately

$2.6

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

Cash Flows
Cash

and

cash

equivalents

were

$685.4

million

as

of

September

30,

2024,

an

increase

of

$22.2

million

when

compared

to
December

31,

2023.

The

following

discussion

highlights

the

major

activities

and

transactions

that

affected

the

Corporation’s

cash
flows during the first nine months of 2024 and 2023:

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
For the first nine

months of September 30,

2024 and 2023, net

cash provided by operating

activities was $307.3 million

and $283.7
million,

respectively.

Net

cash

generated

from

operating

activities

was

higher

than

reported

net

income

largely

as

a

result

of
adjustments for non-cash items such

as depreciation and amortization,

deferred income tax expense and the

provision for credit losses,
as well as cash generated from sales and repayments of loans held for sale.
Cash Flows from Investing Activities
The Corporation’s

investing activities primarily

relate to originating

loans to be

held for investment,

as well as

purchasing, selling,
and

repaying

available-for-sale

and

held-to-maturity debt

securities. For

the nine

-month period

ended September

30, 2024

,

net cash
provided by investing activities was $213.8 million, primarily due to repayments of U.S. agencies MBS, U.S. agencies debentures,

and
Puerto Rico

municipal bonds;

proceeds from

sales of

repossessed assets; and

proceeds from

sales of

loans, driven

by the

bulk sale

of
fully charged-off

consumer loans during

the first quarter

of 2024 and

the sale of

an $8.2 million

nonaccrual C&I loan;

partially offset
by net disbursements

on loans held for

investment and purchases of

Community Reinvestment Act qualified

debt securities during the
first nine months of 2024.
For the nine-month

period ended September

30, 2023, net

cash provided by

investing activities was $17.5

million, primarily due

to
repayments

of

U.S.

agencies

MBS,

U.S.

agencies

debentures,

and

Puerto

Rico

municipal

bonds;

and

proceeds

from

sales

of
repossessed assets; partially offset by net disbursements

on loans held for investment.

Cash Flows from Financing Activities
The Corporation’s

financing activities

primarily

include the

receipt of

deposits and

the issuance

of brokered

CDs, the

issuance of
and payments

on long-term

debt, the

issuance of

equity instruments,

return of

capital, and

activities related

to its

short-term funding.
For

the

nine-month

period

ended

September

30,

2024,

net cash

used

in

financing

activities was

$498.9

million,

mainly

reflecting

a
decrease in total deposits,

capital returned to stockholders and the redemption

of junior subordinated debentures in September 2024,

as
further explained in Note 7 – “Non-Consolidated Variable

Interest Entities (“VIEs”) and Servicing Assets”.

For the nine

-month period

ended September 30,

2023, net cash

used in financing

activities was $196.8

million, mainly reflecting

a
$269.9 million

net decrease

in borrowings

and $200.8

million of

capital returned

to stockholders,

partially offset

by a

$275.8 million
net increase in deposits.

Capital
As of

September 30,

2024, the

Corporation’s

stockholders’ equity

was $1.7

billion, an

increase of

$203.3 million

from December
31, 2023.

The increase

was driven

by net

income generated

in the

first nine

months of

2024 and

a $155.5

million increase

in the

fair
value of

available-for-sale debt

securities recorded

as part of

accumulated other

comprehensive loss

in the consolidated

statements of
financial

condition,

partially

offset

by

$100.0

million

in

common

stock

repurchases

under

the

2023

stock

repurchase

program,

and
common stock dividends declared in the first nine months of 2024 totaling

$79.7 million or $0.48 per common share.

On

October

30,

2024,

the

Corporation’s

Board

declared

a

quarterly

cash

dividend

of

$0.16

per

common

share.

The

dividend

is
payable on

December 13,

2024 to

shareholders of

record at

the close

of business

on November

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

first nine

months of 2024,

the Corporation

repurchased approximately

5.8 million

shares of

common stock for

a total cost
of $100.0

million. Furthermore,

on July

22, 2024,

the Corporation

announced that

its Board

of Directors

approved a

new repurchase
program,

under which

the Corporation

may

repurchase

up to

an

additional

$250 million

that

could

include

repurchases

of

common
stock or

junior subordinated

debentures, which

it expects

to execute

through the

end of

the fourth

quarter of

2025. As

of September
30,

2024,

the

Corporation

has

remaining

authorization

of

approximately

$250.0

million

under

both

repurchase

programs

after

the
$50.0 million redemption of

junior subordinated debentures in

September 2024, as further

explained above. For more

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

The

following

table

is

a

reconciliation

of

the

Corporation’s

tangible

common

equity

and

tangible

assets,

non-GAAP

financial
measures, to total equity and total assets, respectively,

as of September 30, 2024 and December 31, 2023, respectively:
September 30, 2024 December 31, 2023
(In thousands, except ratios and per share information)
Total common equity

- GAAP
$ 1,700,885 $ 1,497,609
Goodwill (38,611) (38,611)
Other intangible assets (8,260) (13,383)
Tangible common

equity - non-GAAP
$ 1,654,014 $ 1,445,615
Total assets - GAAP $ 18,859,170 $ 18,909,549
Goodwill (38,611) (38,611)
Other intangible assets (8,260) (13,383)
Tangible assets - non

-GAAP
$ 18,812,299 $ 18,857,555
Common shares outstanding 163,876 169,303
Tangible common

equity ratio - non-GAAP
8.79% 7.67%
Tangible book value

per common share - non-GAAP
$ 10.09 $ 8.54
See Note 21 – “Regulatory

Matters, Commitments and Contingencies”

to the unaudited consolidated

financial statements herein for
the regulatory capital positions of the Corporation and FirstBank as of

September 30, 2024 and December 31, 2023, respectively.
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
September

30, 2024

and

December 31,

2023,

respectively.

There

were no

transfers to

the legal

surplus

reserve

during the

first nine
months of 2024.

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

SOFR curve, Prime Rate,

U.S.
Treasury yield curve, FHLB rates, brokered

CDs rates, and repurchase agreements rates.
As of September

30, 2024, the

Corporation forecasted

the 12-month net

interest income assuming

September 30, 2024

interest rate
curves remain constant.

Then, net interest income was

estimated under rising

and falling rates scenarios.

For the rising rate

scenario, a
gradual (ramp)

and immediate

(shock) parallel

upward shift

of the

yield curve

is assumed

during the

first twelve

months (the

“+300
ramp”, “+200

ramp” and

“+200 shock”

scenarios). Conversely,

for the

falling rate

scenario, a

gradual (ramp)

and immediate

(shock)
parallel downward shift

of the yield

curve is assumed during

the first twelve months

(the “-300 ramp”,

“-200 ramp” and “-200

shock”
scenarios).
The

SOFR curve

for

September

30, 2024,

as compared

with December

31, 2023,

reflects a

decrease

of 74

bps on

average in

the
short-term

sector

of

the

curve,

or

between

one

to

twelve

months;

a

decrease

of

55

bps

in

the

medium-term

sector

of

the

curve,

or
between

2 to

5 years;

and

a decrease

of 13

bps

in the

long-term

sector of

the

curve,

or over

5-year maturities.

A similar

change

in
market

rates

was

observed

in

the

Constant

Maturity

Treasury

yield

curve

with

a

decrease

of

76

bps

in

the

short-term

sector

and

a
decrease of 42 bps in the medium-term sector.

However, the long-term sector of the curve remains practically unchanged.

The following table presents the results of the static simulations as of September 30,2024 and December 31, 2023. Consistent with
prior years, these exclude non-cash changes in the fair value of derivatives:
Net Interest Income Risk
(% Change Projected for the next 12 months)
September 30, 2024 December 31, 2023
Gradual Change in Interest Rates:

+ 300 bps ramp
2.55% 1.08%

+ 200 bps ramp
1.71% 0.73%

- 300 bps ramp
-4.15% -3.09%

- 200 bps ramp
-2.70% -2.02%
Immediate Change in Interest Rates:

+ 200 bps shock
4.90% 2.45%

- 200 bps shock
-7.45% -5.67%
The Corporation

continues to

manage its

balance sheet

structure to

control and

limit the

overall interest

rate risk

by managing

its
asset

composition

while

maintaining

a

sound

liquidity

position.

See

“Risk

Management

–

Liquidity

Risk

Management”

above

for
liquidity ratios.

As of September 30, 2024, and December 31, 2023,

the net interest income simulations show that the Corporation continues to have
an asset sensitive position for the next twelve months under a static balance sheet simulation.
Under

gradual

rising

and

falling

rate

scenarios,

the

net

interest

income

simulation

shows

an

increase

in

interest

rate

sensitivity,
when

compared

with December

31,

2023,

due to

lower sensitivity

in the

liabilities

side

as a

result of

updated

assumptions.

Deposit
betas

and

repricing

lags

were

modified

for

some

deposit

categories

to

reflect

current

behavior

and

expectations

under

current

and
projected interest rate scenarios.

Also, the sensitivity in the

liabilities side was impacted by

higher cost shorter term brokered

CDs that
are either being repriced at lower rates or are not being renewed.
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

of September

30, 2024

and December

31, 2023,

the Corporation
applied

100%

probability

to

the

baseline

scenario

for

the

commercial

mortgage

and

construction

loan

portfolios

since

certain
macroeconomic

variables

associated

with

commercial

real estate

property

performance

and

the CRE

price

index,

particularly

in the
Puerto Rico region,

are expected to continue

to perform in a

more favorable manner

than the alternative

downside economic scenario.
The

economic

scenarios

used

in

the

ACL

determination

contained

assumptions

related

to

economic

uncertainties

associated

with
geopolitical instability,

the CRE

price index,

unemployment rate,

inflation levels,

and expected

future interest

rate adjustments

in the
Federal Reserve Board’s funds rate.

As of

September 30,

2024, the

Corporation’s

ACL model

considered the

following assumptions

for key

economic variables

in
the probability-weighted economic scenarios:
●
CRE

price

index

at

the

national

level

with

an

average

projected

contraction

of

4.00%

for

the

remainder

of

2024

and

an
average

projected

appreciation of

0.92% for

the year

2025, compared

to an

average projected

contraction

of 6.24%

for the
remainder of 2024 and an average projected appreciation of 2.01%

for the year 2025 as of December 31, 2023.

●
Regional

Home

Price

Index

forecast

in

Puerto

Rico

(purchase

only

prices)

is

projected

to

remain

relatively

flat

for

the
remainder of 2024,

while for the

year 2025 shows

a deterioration of

1.48%, when compared

to the same

period projection as
of December 31, 2023. For the Florida region,

the Home Price Index forecast shows an improvement

of 8.50% and 7.05% for
the remainder of 2024 and for the year 2025, respectively,

when compared to the same period as of December 31, 2023.

●
Average

regional unemployment rate

in Puerto Rico is

forecasted at 6.07%

for the remainder

of 2024 and 6.30%

for the year
2025,

compared to

7.68% for

the remainder

of 2024

and 8.08%

for the

year 2025

as of December

31, 2023.

For the

Florida
and

the

U.S.

mainland,

average

unemployment

rate

is

forecasted

at

3.94%

and

4.45%,

respectively,

for

the

remainder

of
2024, and

4.51% and 4.96%,

respectively,

for the year

2025, compared

to 4.51%

and 4.94%,

respectively,

for the remainder
of 2024, and 4.12%

and 4.52%, respectively, for

the year 2025 as of December 31, 2023.
●
Annualized change in

GDP in the U.S.

mainland of 1.69% for

the remainder of 2024

and 1.04%

for the year 2025,

compared
to 0.53%

for the remainder of 2024 and 1.64%

for the year 2025 as of December 31, 2023.
It is difficult to estimate how potential changes

in one factor or input might affect the overall ACL because

management considers a
wide variety of

factors and inputs in

estimating the ACL.

Changes in the

factors and inputs considered

may not occur

at the same rate
and may not be consistent

across all geographies or product

types, and changes in factors

and inputs may be directionally

inconsistent,
such that improvement

in one factor

or input may

offset deterioration

in others. However,

to demonstrate the

sensitivity of credit

loss
estimates to macroeconomic

forecasts as of

September 30, 2024,

management compared the

modeled estimates under

the probability-
weighted

economic

scenarios

against

a

more

adverse

scenario.

Such

scenario

incorporates

an

additional

adverse

scenario

and
decreases the

weight applied

to the

baseline scenario.

Under this

more adverse

scenario, as

an example,

average unemployment

rate
for the

Puerto Rico

region increases

to 6.33%

for the

remainder of

2024, compared

to 6.07%

for the

same period

on the

probability-
weighted economic scenario projections.
To

demonstrate the sensitivity

to key economic

parameters used in

the calculation of

the ACL at September

30, 2024, management
calculated

the

difference

between

the

quantitative

ACL

and

this

more

adverse

scenario.

Excluding

consideration

of

qualitative
adjustments, this sensitivity analysis would result in a hypothetical increase in the ACL of approximately $40 million at September

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

September 30, 2024.
As of

September 30,

2024, the

ACL for

loans and

finance leases

was $247.0

million, or

1.98% of

total loans,

a decrease

of $14.8
million, from $261.8

million, or 2.15% of

total loans, as of

December 31, 2023. The

ACL for residential mortgage

loans decreased by
$16.7 million, driven by updated

historical loss experience used for determining

the ACL estimate resulting in a

downward revision of
estimated loss severities

and improvements

in the long-term

projections of

the unemployment rate

in the Puerto

Rico region, partially
offset

by newly

originated loans.

The ACL

for commercial

and construction

loans decreased

by $8.8

million, mainly

due to

reserve
releases associated with the improved financial condition

of certain borrowers and an improvement on the economic

outlook of certain
macroeconomic variables,

particularly variables

associated with commercial

real estate property

performance and

the forecasted CRE
price index, particularly in the Puerto Rico region, partially offset by increased volume.

Meanwhile, the

ACL for

consumer loans

increased by

$10.7 million

driven by

higher charge-off

levels and

loan portfolio

growth,
mainly in auto loans.
The ratio

of the ACL

for loans and

finance leases

to total

loans held

for investment

decreased to

1.98%

as of September

30, 2024,
compared to 2.15% as of December 31, 2023. An explanation for the change for each portfolio follows:
●
The ACL to total

loans ratio for the

residential mortgage loan

portfolio decreased from

2.03% as of December

31, 2023 to
1.44% as

of September

30, 2024,

mainly due

to the

aforementioned updated

historical loss

experience and

improvements
in the long-term projections of the unemployment rate, partially offset by the aforementioned newly originated loans.

●
The ACL

to total

loans ratio

for the construction

loan portfolio

decreased from

2.61% as

of December

31, 2023

to 1.93%
as of

September

30,

2024,

mainly

due

to an

improvement

on

the

economic

outlook

of

certain

macroeconomic

variables
associated with commercial real estate property performance and the

CRE price index.

●
The ACL

to total

loans ratio

for the

commercial mortgage

loan portfolio

decreased from

1.41% as

of December

31, 2023
to 0.98%

as of September

30, 2024, driven

by the

aforementioned reserve

releases associated

with the

improved financial
condition

of

certain

borrowers

and

an

improvement

on

the

economic

outlook

of

certain

macroeconomic

variables
associated with commercial real estate property performance and the

CRE price index.
●
The

ACL

to

total

loans

ratio

for

the

C&I

loan

portfolio

remained

relatively

flat

at

1.07%

as

of

September

30,

2024,
compared to 1.05% as of December 31, 2023.
●
The ACL

to total

loans ratio

for the

consumer loan

portfolio increased

from 3.64%

as of December

31, 2023

to 3.84% as
of September 30, 2024, driven by increases in charge-off

levels.

The ratio

of the

total ACL

for loans

and finance

leases to

nonaccrual loans

held for

investment was

276.46%

as of

September 30,
2024,

compared to 312.81% as of December 31, 2023.

See “Results of Operations - Provision for Credit Losses” and Note 4 –

“Allowance for Credit Losses for Loans and Finance Leases”
above for additional information.
Quarter Ended September 30, Nine-Month Period Ended September 30,
2024 2023 2024 2023
(Dollars in thousands)
ACL for loans and finance leases, beginning of year $ 254,532 $ 267,058 $ 261,843 $ 260,464
Impact of adoption of ASU 2022-02 - - - 2,116
Provision for credit losses - (benefit) expense:
Residential mortgage (5,476) (3,349) (16,533) (6,776)
Construction (1,659) (642) (1,642) 1,420
Commercial mortgage (5,914) (1,344) (8,900) 5,901
C&I 1,138 1,931 (2,890) 3,278
Consumer and finance leases 28,381 14,047 71,282 43,846
Total provision for credit losses

- expense
16,470 10,643 41,317 47,669
Charge-offs:
Residential mortgage (421) (499) (1,428) (2,628)
Construction - (4) - (42)
Commercial mortgage - (1) - (107)
C&I (1,350) (9) (2,141) (6,477)
Consumer and finance leases (27,274) (19,746) (81,229) (53,006)
Total charge offs (29,045) (20,259) (84,798) (62,260)
Recoveries:
Residential mortgage 497 534 1,215 1,788
Construction 11 1,463 35 1,935
Commercial mortgage 41 75 474 299
C&I 210 161 6,287 383
Consumer and finance leases 4,280 3,940 20,623
(1)
11,221
Total recoveries 5,039 6,173 28,634
(1)
15,626
Net charge-offs (24,006) (14,086) (56,164) (46,634)
ACL for loans and finance leases, end of period $ 246,996 $ 263,615 $ 246,996 $ 263,615
ACL for loans and finance leases to period-end total loans

held for investment
1.98% 2.21% 1.98% 2.21%
Net charge-offs (annualized) to average loans

outstanding during the period
0.78% 0.48% 0.61%
(2)
0.54%
Provision for credit losses - expense for loans and finance

leases to net charge-offs during
the period 0.69x 0.76x 0.74x 1.02x
(1) For the nine-month period ended September 30, 2024 includes a recovery totaling $10.0 million associated with the bulk sale of fully charged-off consumer loans and finance leases.
(2) The recovery associated with the aforementioned bulk sale reduced the ratio of total net charge-offs to related average loans by 11 basis points.

The following tables set forth information concerning the composition of the

Corporation's loan portfolio and related ACL by loan
category, and the percentage

of loan balances in each category to the total of such loans as of the indicated dates:
As of September 30, 2024
Residential
Mortgage
Loans
Commercial
Mortgage
Loans C&I Loans
Consumer and
Finance
Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$ 2,820,147 $ 207,342 $ 2,471,880 $ 3,205,313 $ 3,741,342 $ 12,446,024

Percent of loans in each category to total loans
23% 2% 20% 26% 29% 100%

Allowance for credit losses
$ 40,651 $ 3,998 $ 24,205 $ 34,446 $ 143,696 $ 246,996

Allowance for credit losses to amortized cost
1.44
%
1.93
%
0.98
%
1.07
%
3.84
%
1.98
%
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
3.64
%
2.15%
Allowance for Credit Losses for Unfunded

Loan Commitments
The Corporation estimates

expected credit losses

over the contractual

period in which

the Corporation is

exposed to credit

risk as a
result

of

a

contractual

obligation

to

extend

credit,

such as

pursuant

to unfunded

loan

commitments

and

standby

letters of

credit

for
commercial and

construction loans,

unless the

obligation is

unconditionally cancellable

by the

Corporation. The

ACL for

off-balance
sheet

credit

exposures

is

adjusted

as

a

provision

for

credit

loss

expense.

As

of

September

30,

2024,

the

ACL

for

off-balance

sheet
credit exposures

decreased by

$1.1 million

to $3.5

million, when

compared to

December 31,

2023, driven

by an

improvement on

the
economic outlook of certain macroeconomic variables, particularly in variables associated with the CRE price index.
Allowance for Credit Losses for Held-to-Maturity

Debt Securities
As of

September

30,

2024,

the ACL

for

held-to-maturity

securities

portfolio

was entirely

related

to

financing

arrangements

with
Puerto

Rico

municipalities

issued

in

bond

form,

which

the

Corporation

accounts

for

as

securities,

but

which

were

underwritten

as
loans

with

features

that

are

typically

found

in

commercial

loans.

As

of

September

30,

2024,

the

ACL

for

held-to-maturity

debt
securities

was

$1.1

million,

compared

to

$2.2

million

as

of

December

31,

2023.

The

decrease

was

driven

by

improvements

in

the
underlying updated financial information of a Puerto Rico municipal bond issuer.
Allowance for Credit Losses for Available

-for-Sale Debt Securities

The

ACL

for

available-for-sale

debt

securities,

which

is

associated

with

private

label

MBS

and

a

residential

pass-through

MBS
issued by the PRHFA, was $0.5

million as of each of September 30, 2024 and December 31, 2023.
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
Loans Past-Due

90 Days

and Still

Accruing
— These

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
September 30, 2024 December 31, 2023
(In thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage $ 16,047 $ 18,324
Construction 3,687 595
Commercial mortgage 2,734 3,106
C&I 17,131 13,414
Consumer and finance leases 22,763 21,954
Total nonaccrual loans held for investment 62,362 57,393
OREO 15,715 28,382
Other repossessed property 8,655 7,857
Other assets 1,567 1,415
Total non-performing assets $ 88,299 $ 95,047
Past due loans 90 days and still accruing $ 40,458 $ 53,308
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage $ 6,434 $ 6,688
Construction 964 974
Commercial mortgage 8,762 9,099
C&I 1,231 1,169
Consumer 307 419
Total nonaccrual loans held for investment 17,698 18,349
OREO 3,615 4,287
Other repossessed property 186 252
Total non-performing assets $ 21,499 $ 22,888
Past due loans 90 days and still accruing $ 3,152 $ 6,005
United States:
Nonaccrual loans held for investment:
Residential mortgage $ 9,248 $ 7,227
C&I - 667
Consumer 36 71
Total nonaccrual loans held for investment 9,284 7,965
Other repossessed property 3 6
Total non-performing assets $ 9,287 $ 7,971
Past due loans 90 days and still accruing $ - $ 139
Total
Nonaccrual loans held for investment:
Residential mortgage $ 31,729 $ 32,239
Construction 4,651 1,569
Commercial mortgage 11,496 12,205
C&I 18,362 15,250
Consumer and finance leases 23,106 22,444
Total nonaccrual loans held for investment 89,344 83,707
OREO 19,330 32,669
Other repossessed property 8,844 8,115
Other assets
(1)
1,567 1,415
Total non-performing assets $ 119,085 $ 125,906
Past due loans 90 days and still accruing (2) (3) (4) $ 43,610 $ 59,452
Non-performing assets to total assets

0.63% 0.67%
Nonaccrual loans held for investment to total loans held for investment 0.72% 0.69%
ACL for loans and finance leases 246,996 261,843
ACL for loans and finance leases to total nonaccrual loans held for investment
276.46% 312.81%
ACL for loans and finance leases to total nonaccrual loans held for investment, excluding residential real estate loans
428.70% 508.75%
(1)
Residential pass-through MBS issued by the PRHFA held as

part of the available-for-sale debt securities portfolio.
(2)
Includes PCD loans previously

accounted for under ASC Subtopic

310-30 for which the

Corporation made the accounting

policy election of maintaining pools

of loans as “units of

account” both at
the time

of adoption

of CECL

on January

1, 2020

and on

an ongoing

basis for

credit loss

measurement. These

loans will

continue to

be excluded

from nonaccrual

loan statistics

as long

as the
Corporation can reasonably estimate

the timing and

amount of cash flows

expected to be

collected on the

loan pools. The portion

of such loans

contractually past due 90

days or more

amounted to
$6.5 million and $8.3 million as of September 30, 2024 and December 31, 2023, respectively.
(3)
Includes FHA/VA

government-guaranteed residential

mortgage as

loans past-due

90 days

and still

accruing as

opposed to

nonaccrual loans.

The Corporation

continues accruing

interest on

these
loans

until

they

have

passed

the

15

months delinquency

mark,

taking

into

consideration

the

FHA

interest

curtailment

process.

These

balances

include

$9.0

million

and

$15.4

million of

FHA
government guaranteed residential mortgage loans that were over 15 months delinquent as of September 30, 2024 and

December 31, 2023, respectively.
(4)
These includes

rebooked loans,

which were

previously pooled into

GNMA securities,

amounting to

$6.6 million

and $7.9

million as

of September 30,

2024 and

December 31,

2023, respectively.
Under the GNMA program, the Corporation

has the option but not

the obligation to repurchase loans

that meet GNMA’s

specified delinquency criteria. For

accounting purposes, the loans subject to
the repurchase option are required to be reflected on the financial statements with an offsetting liability.

Total

non-performing assets

decreased by

$6.8 million

to $119.1

million as of

September 30,

2024, compared

to $125.9 million

as
of December

31, 2023. The

decrease in non-performing

assets was driven

by a $13.3

million decrease in

the OREO portfolio

balance
in

the

Puerto

Rico

region,

mainly

attributable

to

the

sale

of

a

$5.3

million

commercial

real

estate

OREO

property

and

sales

of
residential OREO properties, partially offset by a $5.6

million increase in total nonaccrual loans held for investment.
Total

nonaccrual

loans

were

$89.3

million

as

of

September

30,

2024.

This

represents

a

net

increase

of

$5.6

million

from

$83.7
million as

of December

31, 2023,

mainly in

commercial and

construction loans,

driven by

the inflow

of a

$16.5 million

commercial
relationship in the

Puerto Rico region

in the food retail

industry,

partially offset by

the sale of

an $8.2 million

nonaccrual C&I loan

in
the Puerto Rico region. The sale resulted in a $1.2 million charge

-off that had been previously reserved.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated
periods:
Construction
Commercial
Mortgage C&I Total
(In thousands)
Quarter Ended September 30, 2024
Beginning balance
$ 4,742 $ 11,736 $ 27,661 $ 44,139
Plus:
Additions to nonaccrual

- 100 902 1,002
Less:
Nonaccrual loans charge-offs
- - (1,350) (1,350)
Loan collections
(91) (340) (651) (1,082)
Nonaccrual loans sold, net of charge-offs
- - (8,200) (8,200)
Ending balance

$ 4,651 $ 11,496 $ 18,362 $ 34,509
Construction
Commercial
Mortgage C&I Total
(In thousands)
Quarter Ended September 30, 2023
Beginning balance
$ 1,677 $ 21,536 $ 9,194 $ 32,407
Plus:
Additions to nonaccrual
- 522 10,569 11,091
Less:
Loans returned to accrual status
- - (199) (199)
Nonaccrual loans transferred to OREO
- - (547) (547)
Nonaccrual loans charge-offs
- (1) (9) (10)
Loan collections
(37) (425) (199) (661)
Ending balance

$ 1,640 $ 21,632 $ 18,809 $ 42,081

Construction
Commercial
Mortgage
C&I

Total
(In thousands)
Nine-Month Period Ended September 30, 2024
Beginning balance $ 1,569 $ 12,205 $ 15,250 $ 29,024
Plus:
Additions to nonaccrual

3,300 107 26,743 30,150
Less:
Loans returned to accrual status (35) (77) (9,226)

(1)
(9,338)
Nonaccrual loans transferred to OREO (48) - (684) (732)
Nonaccrual loans charge-offs - - (2,141) (2,141)
Loan collections (135) (739) (3,380) (4,254)
Nonaccrual loans sold, net of charge-offs - - (8,200) (8,200)
Ending balance

$ 4,651 $ 11,496 $ 18,362 $ 34,509
(1)
Mainly related to

the restoration to

accrual status of

a participated C&I

loan in the

Florida region associated

with the power

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
Quarter Ended September 30, Nine-Month Period Ended September 30,
2024 2023 2024 2023
(In thousands)
Beginning balance

$ 31,396 $ 33,252 $ 32,239 $ 42,772

Plus:

Additions to nonaccrual
4,678 4,510 12,671 9,600

Less:

Loans returned to accrual status

(2,692) (3,788) (7,662) (10,439)

Nonaccrual loans transferred to OREO
(477) (984) (1,624) (5,243)

Nonaccrual loans charge-offs
(2) (83) (280) (704)

Loan collections
(1,174) (961) (3,615) (4,034)

Reclassification

- - - (6)
Ending balance

$ 31,729 $ 31,946 $ 31,729 $ 31,946
The amount of nonaccrual

consumer loans, including finance

leases, increased by $0.7

million to $23.1 million

as of September 30,
2024,

compared to

$22.4 million

as of December

31, 2023.

The increase

was mainly

reflected in

the auto loan

portfolio. The

inflows
of nonaccrual

consumer loans

during the

first nine

months of

2024 amounted

to $86.6

million, compared

to inflows

of $63.2

million
for the same period in 2023.
As of September 30, 2024,

approximately $24.3 million of

the loans placed in nonaccrual status,

mainly commercial and residential
mortgage loans, were current,

or had delinquencies of

less than 90 days in their

interest payments.

Collections on nonaccrual loans

are
being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During the nine-month period ended

September 30, 2024, interest income of

approximately $0.6 million related to

nonaccrual loans
with a

carrying value

of $30.9

million as

of September

30, 2024,

mainly nonaccrual

commercial and

construction loans,

was applied
against the related principal balances under the cost-recovery method.
Total loans in early

delinquency (
i.e.
, 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $143.4
million as of September

30, 2024, a decrease of

$7.4 million, compared to

$150.8 million as of December

31, 2023.

The variances by
major portfolio categories are as follows:

●
Consumer loans in early delinquency decreased by $8.1 million to $103.9 million, mainly reflected in the auto loan portfolio.
●
Residential mortgage loans in early delinquency decreased by $4.6 million to $31.9 million.
Partially offset by:
●
Commercial

and

construction

loans

in

early

delinquency

increased

by

$5.3

million

to

$7.6

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

nine-month

period

ended

September 30,

2024,

loans modified

to borrowers

experiencing

financial

difficulty

had

an
amortized

cost

basis

of

$6.8

million

and

$126.9

million,

respectively.

The

modifications

for

the

first

nine

months

of

2024

include
$110.7 million

related to a

commercial mortgage relationship

that had been

previously reported

as a troubled

debt restructuring

under
ASC

310-40

and

was

performing

according

to

modified

terms.

See

Note

3

–

“Loans

Held

for

Investment”

to

the

unaudited
consolidated financial statements herein for additional information and statistics about the Corporation’s modified

loans.

The

OREO

portfolio,

which

is

part

of

non-performing

assets,

amounted

to

$19.3

million

as

of

September

30,

2024

and

$32.7
million as

of December

31, 2023.

The following

tables show

the composition

of the

OREO portfolio

as of

September 30,

2024 and
December 31,

2023, as well

as the activity

of the OREO

portfolio by geographic

area during the

nine-month period

ended
September
30, 2024:
OREO Composition by Region

As of September 30, 2024
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 13,646 $ 805 $ - $ 14,451
Construction 1,125 - - 1,125
Commercial 944 2,810 - 3,754
$ 15,715 $ 3,615 $ - $ 19,330
As of December 31, 2023
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 18,809 $ 1,452 $ - $ 20,261
Construction 1,576 25 - 1,601
Commercial 7,997 2,810 - 10,807
$ 28,382 $ 4,287 $ - $ 32,669
OREO Activity by Region

Nine-Month Period Ended September 30, 2024
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Beginning Balance $ 28,382 $ 4,287 $ - $ 32,669
Additions 7,568 - 67 7,635
Sales (18,747) (639) (67) (19,453)
Subsequent measurement adjustments (227) (33) - (260)
Other adjustments (1,261) - - (1,261)
Ending Balance $ 15,715 $ 3,615 $ - $ 19,330

Net Charge-offs and Total

Credit Losses

Net charge-offs

totaled $24.0

million for

the third

quarter of

2024,

or 0.78% of

average loans

on an annualized

basis, compared

to
$14.1 million, or

an annualized 0.48%

of average loans,

for the third quarter

of 2023. For the

nine-month period ended

September 30,
2024,

net

charge-offs

totaled

$56.2

million,

or

an

annualized

0.61%

of

average

loans,

compared

to $46.6

million,

or an

annualized
0.54% of

average loans,

for the

same period

in 2023.
Net charge-offs

for the

nine-month period

ended September

30, 2024

include a
$10.0

million

recovery

associated

with

the

bulk

sale

of

fully

charged-off

consumer

loans

and

finance

leases,

which

reduced

by

11
basis points the ratio of total net charge-offs to

average loans for such period.
Consumer

loans

and

finance

leases

net

charge-offs

for

the

third

quarter

of

2024

were

$23.0

million,

or

an

annualized

2.47%

of
related

average

loans,

compared

to

net

charge-offs

of

$15.8

million,

or

an

annualized

1.79%

of

related

average

loans,

for

the

third
quarter

of

2023.

Net

charge-offs

of

consumer

loans

and

finance

leases

for

the

nine-month

period

ended

September

30,

2024

were
$60.6

million,

or

2.19%

of

related

average

loans,

compared

to

net

charge-offs

of

$41.8

million,

or

an

annualized

1.61%

of

related
average loans, for

the same period

in 2023. The

increase for the third

quarter and first

nine months of

2024 was driven

by an increase
in charge-offs

across all major portfolio classes, which have been

trending higher towards historical loss experience, partially offset by
the

aforementioned

recovery

associated

with

the

aforementioned

bulk

sale,

which

reduced

by

36 basis

points

the

ratio of

consumer
loans and finance leases net charge-offs to related average

loans for the first nine months of 2024.

Construction loans net recoveries

for the third quarter

of 2024 were $11

thousand, or an annualized

0.02% of related average

loans,
compared to net recoveries of $1.4 million, or an

annualized 3.18% of related average loans, for the same period in 2023. Construction
loans

net

recoveries

for

the

nine-month

period

ended

September

30,

2024

were

$35

thousand,

or

an

annualized

0.02%

of

related
average

loans, compared

to net

recoveries

of $1.9

million,

or

an

annualized

1.58%

of

related

average

loans, for

the same

period

in
2023.

The

net

recoveries

for

the

third

quarter

and

first

nine

months

of

2023

included

a

$1.4

million

recovery

recorded

on

a
construction loan in the Puerto Rico region.
C&I

loans

net

charge-offs

for

the

third

quarter

of

2024

were

$1.1

million,

or

an

annualized

0.14%

of

related

average

loans,
compared to

net recoveries

of $0.2

million, or

an annualized

0.02% of related

average loans,

for the third

quarter of

2023. C&I loans
net

recoveries

for

the

nine-month

period

ended

September

30,

2024

were

$4.1

million,

or

an

annualized

0.17%

of

related

average
loans, compared

to net charge-offs

of $6.1 million,

or an annualized

0.28% of related

average loans, for

the same period

in 2023.

The
results for the third

quarter and first nine

months of 2024 include

the aforementioned $1.2

million charge-off

recorded on the sale

of a
nonaccrual

C&I

loan

in

the

Puerto

Rico

region.

The

results

for

the

first

nine

months

of

2024

also

include

a

$5.0

million

recovery
associated

with a

C&I loan

in the

Puerto Rico

region and

a $0.8

million recovery

associated with

a C&I

loan in

the Florida

region.
Meanwhile, the net charge-offs

for the first nine months of 2023

include a $6.2 million charge-off

recorded on a participated C&I loan
in the Florida region associated with the power generation industry.
Commercial

mortgage

loans

net

recoveries

for

the

third

quarter

were

$41

thousand,

or

an

annualized

0.01%

of

related

average
loans,

compared

to

net

recoveries

of

$0.1

million,

or

an

annualized

0.01%

of

related

average

loans,

for

the

third

quarter

of

2023.
Commercial mortgage

loans net

recoveries for

the nine-month

period ended

September 30,

2024 were

$0.5 million,

or an

annualized
0.03% of

related average

loans, compared

to net

recoveries of

$0.2 million,

or an

annualized 0.01%

of related

average loans,

for the
same period

in 2023.

The net

recoveries for

the first

nine months

of 2024

include a

$0.4 million

recovery recorded

on a

commercial
real estate loan in the Florida region.

The following table presents annualized net (recoveries) charge

-offs to average loans held-in-portfolio for the indicated periods:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2024 2023 2024 2023
Residential mortgage

(0.01) % (0.01) % 0.01% 0.04%
Construction

(0.02) % (3.18) % (0.02) % (1.58) %
Commercial mortgage (0.01) % (0.01) % (0.03) % (0.01) %
C&I 0.14% (0.02) % (0.17) % 0.28%
Consumer and finance leases 2.47% 1.79% 2.19%
(1)
1.61%
Total loans

0.78% 0.48% 0.61%
(1)
0.54%
(1)
The $10.0 million recovery associated with the bulk sale

of fully charged-off consumer loans and finance leases

during the first nine months of 2024 reduced the ratios of consumer loans and finance leases and total net charge-offs to related

average loans by 36 basis points and 11 basis

points, respectively.

The following table presents annualized net (recoveries) charge

-offs to average loans held in various portfolios by geographic segment for the indicated periods:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2024 2023 2024 2023
PUERTO RICO:
Residential mortgage (0.01) % - % 0.01% 0.06%
Construction

- % (7.30) % - % (4.32) %
Commercial mortgage - % (0.01) % - % - %
C&I 0.21% (0.03) % (0.22) % - %
Consumer and finance leases

2.46% 1.78% 2.17% (1) 1.61%
Total loans

0.96% 0.59% 0.76% (1) 0.58%
VIRGIN ISLANDS:
Residential mortgage - % (0.12) % - % - %
Construction

- % 0.42% - % - %
Commercial mortgage (0.23) % (0.21) % (0.22) % (0.02) %
Consumer and finance leases 3.48% 2.15% 3.23% 0.33%
Total loans 0.57% 0.26% 0.50% 0.05%
FLORIDA:
Residential mortgage - % (0.01) % - % (0.02) %
Construction

(0.16) % (0.05) % (0.07) % (0.05) %
Commercial mortgage - % - % (0.08) % (0.03) %
C&I - % (0.01) % (0.08) % 0.88%
Consumer and finance leases (1.48) % (0.16) % (1.61) % (0.37) %
Total loans (0.01) % (0.01) % (0.07) % 0.39%
(1) The recovery associated with the aforementioned bulk sale reduced the ratios of consumer loans and finance leases and total net charge-offs to related average loans for the nine-month period ended September 30,
2024 by 37 basis points and 14 basis points, respectively.

The following table presents information about the OREO inventory and related gains and losses for the indicated periods:
Quarter ended September 30, Nine-Month Period Ended September 30,
2024 2023 2024 2023
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential $ 14,451 $ 20,740 $ 14,451 $ 20,740
Construction 1,125 1,861 1,125 1,861
Commercial 3,754 5,962 3,754 5,962
Total $ 19,330 $ 28,563 $
19,330
$ 28,563
OREO activity (number of properties):
Beginning property inventory 222 320 277 344
Properties acquired 26 36 75 139
Properties disposed (51) (75) (155) (202)
Ending property inventory 197 281 197 281
Average holding period (in days)
Residential 501 464 501 464
Construction 2,491 2,302 2,491 2,302
Commercial 3,992 2,598 3,992 2,598
Total average holding period (in days) 1,295 1,029 1,295 1,029
OREO operations (gain) loss:
Market adjustments and (gains) losses on sale:
Residential $ (1,543) $ (2,577) $ (5,287) $ (7,620)
Construction (49) (52) (68) (99)
Commercial (246) (41) (2,468) 26
Total net gain (1,838) (2,670) (7,823) (7,693)
Other OREO operations expenses 499 517 1,423 1,560
Net Gain on OREO operations $ (1,339) $ (2,153) $ (6,400) $ (6,133)

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

of September 30,

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

There

are

other

indicators

that

gauge

economic

activity

and

are

published

with

greater

frequency,

for

example,

the

Economic
Development

Bank

for

Puerto

Rico’s

Economic

Activity

Index

(“EDB-EAI”).

Although

not

a

direct

measure

of

Puerto

Rico’s

real
GNP,

the EDB-EAI

is correlated

to Puerto

Rico’s

real GNP.

For August

2024,

estimates showed

that the

EDB-EAI

stood

at 126.9,
down 0.8%

on a

year-over-year

basis. Over

the 12-month

period ended

August 31,

2024, the

EDB-EAI averaged

126.5, 1.0%

above
the comparable figure a year earlier.

Labor market trends remain

positive. Data published

by the Bureau of

Labor Statistics showed that

non-farm payrolls in September
2024 in Puerto

Rico increased by

1.6% when compared

to September 2023,

primarily driven by

payrolls in the

private sector as

these
increased by

2.2% from

the comparable

figure a

year earlier.

Key industries

driving private-sector

payroll growth

include Leisure

&
Hospitality

with

a

year-over-year

increase

of

6.5%

and

Construction

with

a

positive

variance

of

5.0%.

The

unemployment

rate
continued to trend in the right direction to a record-low level of 5.5% in

September 2024.
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
Puerto Rico

Electric Power

Authority (“PREPA”).

All PREPA

plan confirmation

and bond-related

litigation is

currently stayed

until
November

13,

2024,

pursuant

to

a

Court

order

dated

October

7,

2024,

as

the

mediation

team

continues

to

participate

in

multiple
discussions with the PROMESA oversight

board, certain mediation parties and

additional parties who filed objections

to conformation
of the PREPA

plan of adjustment.
Other Developments
Notable

progress

continues

to

be

made

as

part

of

the

ongoing

efforts

of

prioritizing

the

restoration,

improvement,

and
modernization of

Puerto Rico’s

infrastructure,

particularly in

the aftermath

of Hurricane

Maria in

2017. During

the 12-month

period
ended August 31,

2024, over $3.4 billion

in disaster relief funds

were disbursed through

the Federal Emergency

Management Agency
(“FEMA”)

Public

Assistance

program

and

the

HUD

Community

Development

Block

Grant

(“CDBG”)

program,

an

11%

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

of October

10, 2024,

over 3,411

projects
had already been completed

under FEMA’s

Public Assistance programs

while over 20,600 projects

were active across different

stages
of execution

for a

total cost

of $11.5

billion, equivalent

to approximately

32% of

the agency’s

$36.0 billion

obligation, according

to
the Central Office for Recovery,

Reconstruction and Resiliency (“COR3”).
After more

than five

years since

the confirmation

of the

COFINA plan

of adjustment,

on October

30, 2024,

the Court

granted the
PROMESA oversight

board’s

request for

entry of

an order

closing the

COFINA Title

III case,

making it

the first

closed bankruptcy
case since the enactment of PROMESA.

Exposure to Puerto Rico Government
As of September

30, 2024, the Corporation

had $309.0 million

of direct exposure

to the Puerto Rico

government, its municipalities
and

public

corporations,

compared

to

$297.9

million

as

of

December

31,

2023.

The

$11.1

million

increase

was

mainly

due

to

the
origination

of

two

loans

to

municipalities,

with

an

aggregate

balance

of

$27.7

million,

that

are

supported

by

assigned

property

tax
revenues

and

$15.5

million

in

disbursements

on

two

construction

loans

to

an

agency

and

a

public

corporation,

partially

offset

by
multiple repayments.

As of

September 30,

2024, approximately

$195.6 million

of the

exposure consisted

of loans

and obligations

of
municipalities in Puerto

Rico that are

supported by assigned

property tax revenues

and for which,

in most cases, the

good faith, credit
and unlimited taxing

power of the applicable

municipality have been

pledged to their

repayment, and $50.9

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
the payment

of all

of their

respective general

obligation bonds

and notes.

In addition

to municipalities,

the total

direct exposure

also
included

$8.8

million

in

a

loan

extended

to

an

affiliate

of

PREPA,

$50.7

million

in

loans

to

agencies

or

public

corporations

of

the
Puerto

Rico government

,

and obligations

of the

Puerto

Rico

government,

specifically

a residential

pass-through

MBS issued

by the
PRHFA,

at an

amortized cost

of $3.0

million as

part of

its available-for-sale

debt securities

portfolio (fair

value of

$1.6 million

as of
September 30, 2024).
The

following

table

details

the

Corporation’s

total

direct

exposure

to

Puerto

Rico

government

obligations

according

to

their
maturities:
As of September 30,2024
Investment
Portfolio
(Amortized cost) Loans
Total

Exposure
(In thousands)
Puerto Rico Housing Finance Authority:

After 10 years
$ 3,008 $ - $ 3,008
Total Puerto Rico Housing Finance Authority 3,008 - 3,008
Agencies and public corporation of the Puerto Rico government:

After 1 to 5 years
- 28,303 28,303

After 5 to 10 years
- 22,363 22,363
Total agencies and public corporation of the Puerto Rico government - 50,666 50,666

Affiliate of the Puerto Rico Electric Power Authority:

After 1 to 5 years
- 8,819 8,819
Total Puerto Rico government affiliate - 8,819 8,819
Total Puerto Rico public corporations and government affiliate - 59,485 59,485
Municipalities:

Due within one year
2,131 26,337 28,468

After 1 to 5 years
61,119 39,220 100,339

After 5 to 10 years
13,121 88,818 101,939

After 10 years
15,755 - 15,755
Total Municipalities 92,126 154,375 246,501
Total Direct

Government Exposure
$ 95,134 $ 213,860 $ 308,994
In

addition,

as

of

September

30,

2024,

the

Corporation

had

$73.5

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

September

30,

2024

and

December

31,

2023,

the

Corporation

had

$2.7

billion

of

public

sector

deposits

in

Puerto
Rico. Approximately

22% of the

public sector deposits

as of September

30, 2024 were

from municipalities and

municipal agencies

in
Puerto Rico

and 78%

were from

public corporations,

the Puerto

Rico central

government and

agencies, and

U.S. federal

government
agencies in Puerto Rico.

Exposure to USVI Government
The Corporation has operations in the USVI and has credit exposure to USVI government entities.
For many years, the

USVI has been experiencing

several fiscal and economic

challenges that have deteriorated

the overall financial
and

economic

conditions

in

the

area.

On

June

17,

2024,

the

United

States

Bureau

of

Economic

Analysis

(the

“BEA”)

released

its
estimates of GDP

for 2022.

According to

the BEA, the

USVI’s

real GDP decreased

1.3% in 2022

after increasing

3.7% in 2021.

The
decrease

in

real

GDP

reflected

declines

in

exports,

private

fixed

investment,

government

spending,

and

personal

consumption
expenditures. These

negative variances were

partly offset

by an increase

in inventory investment,

while imports,

a subtraction item

in
the calculation of GDP,

decreased.
Over the past

three years, the

USVI has been

recovering from the

adverse impact caused

by COVID-19 and

has continued to

make
progress

on

its

rebuilding

efforts

related

to

Hurricanes

Irma

and

Maria,

which

occurred

in

September

2017.

According

to

data
published by FEMA, over

$5.5 billion in disaster recovery

funds had been disbursed through

August 2024 and nearly $11

billion were
remaining

obligated

funds

pending

to

be disbursed.

Moreover,

labor

market

trends

remain

stable

with

non-farm

payrolls during

the
third quarter of 2024 slightly down by 0.4% and 0.8% on a quarter

-over-quarter and year-over-year basis, respectively.
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

USVI government
deteriorates

again,

the

U.S.

Congress

or

the

government

of

the

USVI

may

enact

legislation

allowing

for

the

restructuring

of

the
financial

obligations

of

the

USVI

government

entities

or

imposing

a

stay

on

creditor

remedies,

including

by

making

PROMESA
applicable to the USVI.
As of

September 30,

2024 and

December 31,

2023, the

Corporation had

$48.4 million

and $90.5

million, respectively,

in loans

to
USVI public

corporations, of

which $15.0

million and

$57.2 million,

respectively,

were fully

collateralized by

cash balances

held at
the Bank. As of September 30, 2024, all loans were currently performing and up to date on principal and interest payments.

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

2024,

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
recover

certain estimated

losses

to

the

Deposit

Insurance

Fund

(“DIF”) arising

from

the

closures of

Silicon Valley

Bank

and

Signature
Bank. The

estimated losses

will be recovered

through quarterly special

assessments collected

from certain

insured depository

institutions,
including the

Bank, and

collection began

during the

quarter ended

June 30,

2024. In

connection with

updates made

by the

FDIC to

the
initial estimated

losses to

the DIF,

the Corporation

recorded charges

of $1.1

million during

the nine-month

period ended

September 30,
2024 in

the consolidated

statements of

income as

part of

“FDIC deposit

insurance” expenses.

As of

September 30,

2024, the

estimated
FDIC special assessment amounted to $7.4 million,

of which $1.6 million has been paid.

The Corporation continues to monitor the FDIC’s
estimated loss to the DIF, which could affect the

amount of its accrued liability.

ITEM 2.

UNREGISTERED

SALES OF

EQUITY SECURITIES

AND USE OF

PROCEEDS
The Corporation did not have any unregistered sales

of equity securities during the quarter ended September

30, 2024.
Issuer Purchases of Equity Securities
The

following

table

provides

information

in

relation

to

the

Corporation’s

purchases

of

its

common

stock

during

the

quarter

ended
September

30, 2024.
Period
Total Number of Shares
Purchased

Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs (1)
Approximate Dollar Value
of Shares that May Yet

be
Purchased Under the Plans
or Programs (in
thousands) (1)
July 1, 2024 - July 31, 2024 - $ - - $ 300,000
August 1, 2024 - August 31, 2024 - - - 300,000
September 1, 2024 - September 30, 2024 898 21.17 - 250,000
Total 898
(2)
-
(1)
As of September 30, 2024,

the Corporation was authorized

to purchase up to $225 million

of the Corporation’s

common stock under the

program that was publicly announced

on July 24,
2023, of

which $175

million had

been utilized.

In addition,

the Corporation

was authorized

to purchase

up to

$250 million

that could

include repurchases

of common

stock or

junior
subordinated

debentures

under

the

program

that

was

publicly

announced

on

July

22,

2024.

During

the

third

quarter

of

2024,

the

Corporation

redeemed

$50.0

million

of

junior
subordinated debentures

under the

$250 million

repurchase program,

as further

explained in

Note 7

- “Non-Consolidated

Variable

Interest Entities

(“VIEs”) and

Servicing Assets.

The
remaining $250.0

million in the

table represents

the remaining amount

authorized under

both repurchase

programs. The

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
Consists of 898 shares

of common stock acquired

by the Corporation to

cover minimum tax

withholding obligations upon

the vesting of equity-based

awards. The Corporation

intends to
continue to satisfy statutory tax withholding obligations in connection with the vesting of outstanding restricted stock and

performance units through the withholding of shares.
ITEM 5.

OTHER INFORMATION
During

the quarter

ended

September

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
104
The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in
Inline XBRL (included within the Exhibit 101 attachments)

SIGNATURES
Pursuant to

the requirements

of the

Securities Exchange

Act of

1934, the

Corporation has

duly caused

this report

to be

signed on

its
behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant
Date:

November 8, 2024
By:

/s/ Aurelio Alemán

Aurelio Alemán

President and Chief Executive Officer
Date: November 8, 2024
By:

/s/ Orlando Berges

Orlando Berges

Executive Vice President and Chief Financial Officer