Form 10-K
period 2024-12-31
FIRST BANCORP /PR/
filed 2025-02-28
CIK 1057706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
(Mark one)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT
OF 1934
For the Fiscal Year Ended
December 31, 2024
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

2024 (the last trading day of the registrant’s

most recently completed second
fiscal quarter) was $
2,867,797,634

based on the closing price of $18.29 per share of the registrant’s common stock on the New York

Stock Exchange on June 30, 2024. The registrant had no
nonvoting common equity outstanding as of June 30, 2024.

For the purposes of the foregoing calculation only,

the registrant has defined affiliates to include (a) the executive officers named in
Part III of this Annual Report on Form 10-K; (b) all directors of the registrant; and (c) each shareholder,

including the registrant’s employee benefit

plans but excluding shareholders that file on
Schedule 13G, known to the registrant to be the beneficial owner of 5% or more of the outstanding shares of common stock of the registrant as of June 30, 2024. The registrant’s

response to
this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.
Indicate the number of shares outstanding of each of the

registrant’s classes of common stock,

as of the latest practicable date:
163,866,701

shares as of February 21, 2025.
Documents incorporated by reference:
Portions of the definitive proxy statement relating to

the registrant’s annual meeting of stockholders

scheduled to be held on May 21, 2025 are
incorporated by reference in response to Items 10, 11,

12, 13 and 14 of Part III of this Form 10-K.

FIRST BANCORP.
2024 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART

I
Item 1.
Business
5
Item 1A.
Risk Factors
21
Item 1B.
Unresolved Staff Comments
34
Item 1C.
Cybersecurity
34
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
108
Item 8.
Financial Statements and Supplementary Data
109
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
226
Item 9A.
Controls and Procedures
226
Item 9B.
Other Information
226
Item 9C.
Disclosure regarding Foreign Jurisdictions that Prevent Inspections
226
PART

III
Item 10.
Directors, Executive Officers and Corporate Governance
227
Item 11.
Executive Compensation
227
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
227
Item 13.
Certain Relationships and Related Transactions, and Director Independence
227
Item 14.
Principal Accountant Fees and Services
228
PART

IV
Item 15.
Exhibits and Financial Statement Schedules
228
Item 16.
Form 10-K Summary
228
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

of changes

in the

interest rate

environment

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
government

(including

as

a

result

of

the

new

U.S.

presidential

administration),

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

existing

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
●
environmental, social, and governance (“ESG”) matters, including our climate-related initiatives and commitments,

as well as
the impact and potential cost to us of any policies, legislation, or initiatives in opposition to our ESG policies;

●
the impacts of natural

or man-made disasters, widespread

health emergencies, geopolitical

conflicts (including sanctions,

war
or

armed

conflict,

such as

the

ongoing

conflict

in

Ukraine, the

conflict

in

the

Middle

East, the

possible

expansion

of such
conflicts in

surrounding areas

and potential

geopolitical consequences

,

and the

threat of

conflict from

neighboring countries
in our

region), terrorist

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

●
the

impacts

of

applicable

legislative,

tax,

or

regulatory

changes

or

changes

in

legislative,

tax,

or

regulatory

priorities,

the
reduction

in

staffing

at

U.S.

governmental

agencies,

potential

government

shutdowns,

and

political

impasses,

including
uncertainties regarding

the U.S.

debt ceiling

and federal

budget, as

well as

the new

U.S. presidential

administration and

the
new Puerto Rico government administration,

on the Corporation’s financial condition

or performance;
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

for FirstBank. Through

its subsidiaries, including

FirstBank, the Corporation

provides full-service commercial
and

consumer

banking

services,

mortgage

banking

services,

automobile

financing,

insurance

agency

services,

and

other

financial
products and

services in

Puerto Rico,

the U.S.,

the USVI

and the

BVI. As

of December

31, 2024,

the Corporation

had total assets

of
$19.3 billion, including loans held for investment

of $12.7 billion, total deposits of $16.9 billion, and total stockholders’ equity of $1.7
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

San Juan, Puerto Rico, 57

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

2024, please

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
Note 25 – “Segment Information” to the audited financial statements included in Part II, Item 8 of this Form 10-K.
Mortgage Banking
The Mortgage Banking segment consists of the origination, sale and servicing of a variety of residential mortgage loan products and related hedging

activities in

the Puerto

Rico region.

Originations are

sourced through

different channels,

such as

FirstBank branches
and purchases from mortgage bankers,

and in association with new project developers.

This segment focuses on originating

residential
real

estate

loans,

including

those

that

conform

to

the

U.S.

Federal

Housing

Administration

(the

“FHA”),

the

U.S.

Veterans
Administration (the “VA”)

and the U.S. Department

of Agriculture Rural

Development (the “RD”)

standards. Loans that

meet FHA’s
standards

qualify

for

FHA’s

insurance

while

loans

that

meet
VA
or

the

RD

standards

are

guaranteed

by

the

respective

federal
agencies.

Mortgage

loans that

do not

qualify

for

the FHA,

the
VA
or the

RD programs

are referred

to as

conventional

loans which

can be
conforming or non-conforming. Conforming

loans are those that meet the

standards for sale under the U.S.

Federal National Mortgage
Association

(“FNMA”)

and

the

U.S.

Federal

Home

Loan

Mortgage

Corporation

(“FHLMC”)

programs.

Loans

that

do

not

meet
FNMA

or

FHLMC

standards

are

referred

to

as

non-conforming

residential

real

estate

loans.

The

Mortgage

Banking

segment

also

acquires

and

sells mortgages

in the

secondary

market. Conforming

residential

real estate

loans are

sold to

investors

such

as FNMA
and

FHLMC,

and

the

Corporation

has

commitment

authority

to

issue

Government

National

Mortgage

Association

(“GNMA”)
mortgage-backed securities (“MBS”).
Consumer (Retail) Banking
The

Consumer

(Retail)

Banking

segment

includes

the

Corporation’s

consumer

lending,

commercial

lending

to

small

businesses,
commercial

transaction

banking,

and

deposit-taking

activities

(other

than

those assigned

to

the

Commercial

and

Corporate

Banking
segment)

primarily

conducted

through

FirstBank’s

branch

network,

ATMs

and

online

banking

in

the

Puerto

Rico

region.

Retail
deposits gathered through each

branch of FirstBank’s

retail network serve as

one of the funding

sources for its lending and

investment
activities. Other activities included in this segment are insurance activities in the Puerto Rico region.
Commercial and Corporate Banking
The

Commercial

and

Corporate

Banking

segment

consists

of

the

Corporation’s

lending

and

other

services

for

large

customers
represented by

specialized and

middle-market

clients and

the government

sector in

the Puerto

Rico region.

This segment

consists of
the

Corporation’s

commercial

lending

(other

than

small business

commercial

loans)

and commercial

deposit-taking

activities (other
than the government sector). A substantial

portion of the commercial and

corporate banking portfolio is secured

by the underlying real
estate collateral and the personal guarantees from the borrowers.

Treasury and Investments
The

Treasury

and

Investments

segment

is

responsible

for

the

Corporation’s

investment

portfolio

and

treasury

functions.

The
treasury

function centrally

manages funding

by providing

funds to

the Mortgage

Banking, Consumer

(Retail) Banking,

Commercial
and

Corporate

Banking,

United

States

Operations,

and

Virgin

Islands

Operations

segments

to

support

their

respective

lending
activities and by

compensating these

units for deposits

gathered. The Treasury

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

southern Florida, through

eight banking
branches.

This

segment

offers

a

variety

of

consumer

and

commercial

banking

products

and

services.

Consumer

banking

products
include checking, savings and money market accounts, retail CDs, internet banking services, residential mortgages, home equity loans,
and lines of credit. Retail deposits, as well as FHLB advances and brokered CDs assigned to this segment, serve as funding sources for
its lending activities.

Commercial

banking

services

include

checking,

savings

and

money

market

accounts,

retail

CDs,

internet

banking

services,

cash
management

services,

remote

deposit

capture,

and

automated

clearing

house

(“ACH”)

transactions.

Loan

products

include

the
traditional commercial and industrial

(“C&I”) and commercial real

estate products, such as lines

of credit, term loans

and construction
loans.

Virgin Islands Operations

The Virgin

Islands Operations

segment consists

of all

banking activities

conducted by

FirstBank in

the USVI

and BVI,

including
consumer and commercial banking

services.

This segment operates through eight

banking branches serving in the

USVI islands of St.
Thomas, St. Croix, and

St. John, as well the island

of Tortola

in the BVI. This segment

’s primary business

activities include consumer
and

commercial

lending

and

deposit-taking

activities.

Retail

deposits

gathered

through

each

branch

serve

as

the

primary

funding
sources for the segment’s lending

activities.

CORPORATE SUSTAINABILITY

PROGRAM OVERVIEW

The

Corporation

is

committed

to

supporting

its

clients,

employees,

shareholders

and

communities

it

serves.

Its

Corporate
Sustainability

program,

which

includes

environmental,

social

and

governance

(“ESG”)

matters,

builds

on

its

core

values,

including
being

a

socially

responsible

company.

The

Corporation

sees

effective

ESG

management

as

a

critical

step

towards

a

sustainable,
inclusive and successful future.

During

2021,

the

Corporation

adopted

an

ESG

framework

through

which

it

established

and

communicated

its

corporate
sustainability

strategy

and

overarching

governance

policy.

In

2024,

the

Corporation

continued

evolving

its Corporate

Sustainability
program,

including

the

publication

of

its

annual

First

BanCorp.

Corporate

Sustainability

Report

for

2023

(the

“2023

Report”).

The
2023

Report

disclosed

information

on

a

wide

range

of

ESG

topics,

including

governance

and

oversight;

business

ethics

and
compliance; responsible marketing

and sales practices;

sustainable and accessible

finance; responsible banking,

including details as

to
data security and cyber management; people and culture; community impact; and environmental stewardship.
ESG Governance
The

Corporation’s

Board

of

Directors

and

executive

leadership

team

share

responsibilities

relating

to

oversight

of

its

corporate
sustainability

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

As

part

of

the

ESG

governance

structure

set

forth

in

FirstBanCorp.’s

Sustainability

Policy,

which

was

approved

by

the
Corporation’s

Board of

Directors in

2022, the

responsibility of

day-to-day management

of its

ESG framework

and strategy

has been
delegated

to

a

management-level

Sustainability

Committee,

comprised

of

leaders

from

different

areas,

such

as

Human

Resources,
Enterprise

Risk

Management,

Strategic

Planning

and

Investor

Relations,

Legal

and

Corporate

Affairs,

Marketing,

Compliance,
Finance,

and

Corporate

Internal

Audit.

The

Sustainability

Committee

is

tasked

with

aligning

priorities

and

initiatives

for

the

year,
setting

and

monitoring

long-term

objectives

and

goals,

and

leading

the

annual

reporting

process

on

ESG

related

topics.

The
Sustainability Committee reports to the Corporate Governance and Nominating

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
Employees
As of

December 31,

2024, the

Corporation and

its subsidiaries

had 3,113

regular employees

representing a

2% decrease

in overall
headcount

from December

31, 2023.

The Corporation

had 2,767

employees in

the Puerto

Rico region,

196 employees

in the

Florida
region,

and

150

employees

in

the

Virgin

Islands

region.

As

of

December

31,

2024,

approximately

67%

of

the

total

employee
population and 58% of management positions were women.

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

(“CEO”)

and

the
executive management team

through regular work-related

interactions. Our leaders focus

on strengthening employee

management and
engagement

and

maximizing

collaboration

between

departments

and

talents

by

promoting

an

open-door

culture

that

stimulates
frequent communication

between employees and

management. This provides

more opportunities to

identify employees’

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
●
Building our

employer brand

through social

media and

digital presence,

participating in

professional events

and job

fairs, and
maintaining relationships with universities through internship programs and career forums;
●
Collaboration

with

hiring

managers

to

ensure

an

accurate

match

between

roles

and

candidates

to

accelerate

the

recruitment
process and attraction of top candidates with the right fit for the role;
●
A robust management

information system

to enhance

the effectiveness

of the recruitment

process and

provide candidates

with
a unique experience;

and
●
A robust

on-boarding process

to engage

and support

new employees
’
induction process,

including assignment

of a

“FirstPal”
from day one to help with the organizational culture

transition and learning process.
We

believe

that financial

security

is critical

for

our employees.

Our goal

is to

maintain

compensation

levels that

are competitive
with the

market

and comparable

job categories

in similar

organizations.

Our salary

administration

program

is designed

to provide

a
compensation

structure

that

is

consistent

with

our

employees’

level

of

responsibilities

to

attract

the

best

talent

for

each

job

and
commensurately pay for performance.
In addition

to base

salaries, some

job positions

are eligible

to participate

in variable

pay programs.

The Corporation

has incentive
programs

for

revenue

generation

and

sales

support

business

units.

The

incentive

programs

are

reviewed

annually

to

align

them

to
business

strategies

and

ensure

sound

risk

management.

Further,

the

Corporation’s

Management

Award

Program

recognizes

and
rewards

outstanding performance

for exempt

employees who

do not

participate in

other variable

pay programs.

The Corporation

also
has a

long-term

incentive plan

for top-performing

leaders and

employees with

high potential.

These programs

provide awards

based
upon

the

Corporation’s

and

individual’s

performance

and

are

key

for

the

attraction

and

engagement

of

the

best

talent.

The
Corporation’s

investment in its

employees has resulted

in a stable-tenured

workforce, with an

average tenure of

11 years of

service as
of December 31, 2024, and

a voluntary turnover rate of

10.91%, mostly related to hourly employees

in call centers, collections centers
and branches. The Corporation measures turnover among high performers;

such employees’ turnover rate was 3.6% for 2024.
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
within

five

areas:

fundamentals,

compliance

and

corporate

governance,

specialized

technical

subjects,

soft

skills-professional
development, and leadership skills.
In 2024 we provided

over 100 training topics

through virtual and in-person

modalities allowing our

employees to continue

learning
and complete

development plans.

In 2024, we

delivered more than

109,000 hours of

training and employees

completed an

average of
31.33

training

hours.

Every year

around

100

new

and

existing

supervisors

and

managers

receive

training

specialized

in supervision
and

talent

management.

For

new

supervisors,

we

offer

a

development

program

intended

to

train

in

basic

supervision,

leadership,
communication

skills,

and

human

resources

policies

and

practices.

In

addition,

our

leadership

curriculum

continues

to

develop

our
supervisors

and

managers

in

their

technical

and

people

skills.

The

Leadership

Development

program

encourages

supervisors

and
managers to review

their leadership skills with

feedback received from instructors

and co-workers. The program

has been delivered to
63% of our current leaders since its launch.
In addition to these training opportunities, we have processes to promote professional development and career

growth, including the
promotion

of internal

career

growth

opportunities,

performance

management

processes,

annual

talent review,

and

robust succession
planning. We

also encourage

employees to

participate in

our commitment

to our

communities through

our volunteer

and community
reinvestment

programs.

In

2024,

our

employees

supported

39

organizations

and

participated

in

multiple

corporate

initiatives,
contributing over 2,600 hours of volunteer

work. The Bank also encourages its

employees to serve on non-profit organizations’

boards

of

directors.

In

2024,

First

BanCorp

employees

were

members

of

the

board

of

directors

for

41

non-profit

organizations

across

the
Puerto Rico, Florida, and Virgin

Islands regions and offered approximately 3,310 hours of service.
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

contribute,

and

the

employer

make

an

additional

true-up

contribution

for

the

Puerto

Rico

region.

In

addition,

the
Corporation offers

a fitness facility

in its main

offices which

allows employees

to participate

in fitness activities

including instructor-
led wellness sessions. Additionally,

in 2024 we included

in-house chiropractic services and

wellness tours to promote

healthy lifestyle
practices.

Work-life

balance remains

crucial; therefore,

we offer

various paid

time off

for vacation,

sickness, maternity

and paternity

leave,
bereavement,

marriage,

and

personal

days.

Our

wellness

program

includes

in-house

health

services,

nutrition,

fitness,

health

fairs,
personal finance

education, preventive

healthcare activities,

and nursing

services. The

Corporation subsidizes

a substantial

portion of
the

cost

of

these

benefits.

Flexible

work

arrangements

were

implemented

across

the

organization,

including

hybrid

work
arrangements.

MARKET AREA AND COMPETITION
The

Corporation

operates

in

highly

competitive

markets

and

is

subject

to

significant

business,

economic

and

competitive
uncertainties

and contingencies.

In particular,

the banking

market

is highly

competitive in

Puerto Rico,

the main

geographic

service
area of

the Corporation.

As of December

31, 2024,

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

2024,

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
Under the Basel III rules, the Corporation

must maintain certain minimum capital

ratios to be considered adequately capitalized

and
to

avoid

the

regulatory

limitations

described

above.

These

requirements

include:

(i)

a

minimum

common

equity

Tier

1

Capital
(“CET1”) ratio

of 4.5%,

plus the

2.5% capital

conservation buffer

;

(ii) a

minimum Tier

1 capital

ratio of

6.0%, plus

the 2.5%

capital
conservation buffer; (iii) a minimum Total

capital (Tier 1 plus Tier 2)

ratio of 8.0%, plus the 2.5% capital conservation buffer;

and (iv)
a required minimum leverage ratio (Tier

1 capital to average on-balance sheet non-risk adjusted assets) of 4%.

As part of

regulatory relief measures

in response

to the impact

of COVID-19,

federal banking

agencies issued an

interim final

rule
on

March

31,

2020,

providing

the

option

to

temporarily

delay

the

regulatory

capital

effects

of

current

expected

credit

losses
(“CECL”).

Under this rule a two-year delay was permitted for the initial impact of CECL on retained earnings plus 25% of the change
in

the

ACL

(excluding

purchased

credit

deteriorated

(“PCD”)

loans)

from

January

1,

2020

to

December

31,

2021.

Following

the
deferral period, the capital impact is

phased-in over a three-year transition

period, at a rate of 25% per year beginning

January 1, 2022.

This

results

in

a

total

transition

period

of

five

years.

The Corporation

and

the

Bank

elected

to

phase

in

the

full

effect

of

CECL on
regulatory capital under this transition framework.
The

Corporation

and

the

Bank

compute

risk-weighted

assets

using

the

Standardized

Approach

under

Basel

III.

In

addition,

the
Collins Amendment

to the

Dodd-Frank Act,

among other

things, introduced

additional capital

restrictions, including

the phase

out of
certain trust-preferred

securities (“TRuPs”)

from Tier

1 capital.

Preferred securities

issued under

the U.S.

Treasury’s

Troubled

Asset
Relief Program

(“TARP”)

remain exempt

from this

phase out.

Bank holding

companies, including

the Corporation,

were required

to
fully

phase

out

from

Tier

1

capital

the

junior

subordinated

debentures

that

were

issued

to

support

TRuPs

by

January

1,

2016.
However,

these instruments

may continue

to qualify

as Tier

2 capital

until they

are redeemed

or reach

maturity.

As of December

31,
2024,

the

Corporation

had

$59.9

million

in

junior

subordinated

debentures

that

were

subject to

a

full

phase-out

from Tier

1

capital
under the final Basel III capital rules.

The following

table presents

the Corporation's

and FirstBank's

regulatory capital

ratios as

of December

31, 2024,

based on

Federal
Reserve and FDIC guidelines:
Banking Subsidiary
First BanCorp. FirstBank
Well-Capitalized
Minimum
As of December 31, 2024
Total capital (Total

capital to risk-weighted assets)
18.02% 17.76% 10.00%
CET1 Capital (CET1 capital to risk-weighted assets) 16.32% 15.76% 6.50%
Tier 1 capital ratio (Tier

1 capital to risk-weighted assets)
16.32% 16.51% 8.00%
Leverage ratio
(1)
11.07% 11.20% 5.00%
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
The principal

source of

funds for

the Corporation,

as a

parent holding

company,

is dividends

declared and

paid by

its subsidiary,
FirstBank. The

ability of

FirstBank to

declare and

pay dividends

on its

capital stock

is regulated

by the

Puerto Rico

Banking Law

of
1933,

as

amended

(the

“Puerto

Rico

Banking

Law”),

the

Federal

Deposit

Insurance

Act

(the

“FDIA”),

and

FDIC

regulations.

In
general

terms,

the

Puerto

Rico

Banking

Law

provides

that when

the

expenditures

of a

bank

are greater

than

receipts,

the

excess

of
expenditures over

receipts shall

be charged

against undistributed

profits of

the bank

and the

balance, if

any,

shall be

charged against
the required

reserve fund

of the

bank. If

the reserve

fund is

not sufficient

to cover

such balance

in whole

or in

part, the

outstanding
amount

must be

charged

against the

bank’s

capital account.

The Puerto

Rico Banking

Law provides

that, until

said capital

has been
restored to its original

amount and the reserve

fund to 20% of

the original capital, the

bank may not declare

any dividends. In general,
regulations

of

the

FDIA

and

the

FDIC

restrict

the

payment

of

dividends

when

a

bank

is

undercapitalized

(as

discussed

in

Prompt
Corrective

Action

below),

when

a

bank

has

failed

to

pay

insurance

assessments,

or

when

there

are

safety

and

soundness

concerns
regarding such bank.
Refer

to

Part

II,

Item

5,

“Market

for

Registrant’s

Common

Equity,

Related

Stockholder

Matters

and

Issuer

Purchases

of

Equity
Securities” of this Form 10-K for further information on the Corporation’s distribution of dividends and repurchases of common stock.
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
The

CFPB

has

been

actively

updating

its

regulations

to

address

emerging

issues

in

the

consumer

financial

marketplace.

This
includes implementing new rules on

personal financial data rights such

as the Open Banking Rule finalized

in October 2024, overdraft
lending practices, and the use of artificial intelligence in credit decisions.

The Trump

administration has

advocated for

reduction of

financial services

regulation. This

may include

structural changes

to, or
the elimination

of, the

CFPB. Consequently,

rulemaking and

regulatory guidance

previously issued

by the

CFPB may

be rolled

back
or modified. The ultimate impact of any changes to certain federal agencies,

like the CFPB, is uncertain at this time.

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

was

expected

to

take

effect

on

April

1,

2024,

with

most

of

its

provisions
becoming

applicable

on January

1, 2026.

Reporting of

the collected

data

will not

be

required

until 2027.

Several

banking

industry
groups filed

a lawsuit seeking

to invalidate

the CRA final

rule, in which

they argued

that the federal

banking agencies exceeded

their
statutory authority in adopting the

CRA final rule. In March 2024,

a federal judge granted an injunction

to extend the CRA final rule’s
effective

date, originally

set for

April 1,

2024. The

effective date

will be

extended each

day the

injunction remains

in place,

pending
the resolution of the lawsuit.

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
In

July

2023,

the

SEC

adopted

rules

requiring

registrants

to

disclose

material

cybersecurity

incidents

they

experience

and

to
disclose on

an annual

basis material

information

regarding their

cybersecurity

risk management,

strategy,

and governance.

The new
rules

require

registrants

to

disclose

on

the

new

Item

1.05

of

Form

8-K

any

cybersecurity

incident

they

determine

to

be

material
generally

within

four

business

days

of

such

determination

and

to

describe

the

material

aspects

of

the

incident’s

nature,

scope,

and
timing, as

well as

its material

impact or

reasonably likely

material impact

on the

registrant. The

new rule

also added

Regulation S-K
Item 106,

which requires

disclosure of

the registrant’s

processes, if

any,

for assessing,

identifying, and

managing material

risks from
cybersecurity

threats,

as

well

as

the

material

effects

or

reasonably

likely

material

effects

of

risks

from

cybersecurity

threats

and
previous cybersecurity

incidents on

the new

Item 1C.

Cybersecurity of

Form 10-K.

Item 106

also requires

registrants to

describe the
board

of

directors’

oversight

of

risks

from

cybersecurity

threats

and

management’s

role

and

expertise

in

assessing

and

managing
material risks from such threats. These disclosures are included in Part I, Item

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

As

of

December

31,

2024,

the

rule

has

not

been

finalized.

The
nature and substance of any final action to adopt these proposed rules, and the timing of any such action, are not known at this time.
In August

2022, the SEC

introduced new

pay-versus-performance disclosure

rules, which took

effect in

October 2022. These

rules
require

companies

to

clearly

disclose

the

relationship

between

executive

compensation

and

the

company’s

financial

performance.
Additionally,

in

October

2022,

the

SEC

finalized

a

rule

that

directs

stock

exchanges

to

require

listed

companies

to

implement
clawback policies

to recover

incentive-based compensation

from current

or former

executive officers

in the

event of

certain financial
restatements,

and

requires

companies

to,

among

other

things,

file

their

clawback

policies

as

Exhibit

97

of

Form

10-K.

Our
Compensation Clawback Policy is compliant with NYSE’s

listing standards pursuant to this rule.
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

losses the DIF

arising
from

the

closures

of

Silicon

Valley

Bank

and

Signature

Bank.

The

estimated

losses

will

be

recovered

through

quarterly

special
assessments collected

from certain

insured depository

institutions, including

the Bank,

and collection

began during

the quarter

ended
June 30,

2024.

As such,

during the

years ended

December 31,

2024 and

2023, the

Corporation recorded

charges of

$1.1 million

and
$6.3 million,

respectively,

in the

consolidated

statements of

income as

part of

“FDIC deposit

insurance”

expenses. As

of December
31, 2024,

the Corporation’s

total estimated

FDIC special

assessment amounted

to $7.4

million, of

which $2.4

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

10-K,
FirstBank IBE and FirstBank Overseas Corporation are operating under

IBE Act 52.
On February 16, 2024,

the Governor of Puerto

Rico approved Act 45

of 2024 which amended

the IBE Act. The

amendments of the
IBE Act were effective

on May 15, 2024, and, among

other things, the amendments included

an increase to the annual license

fee paid
by

the

IBEs

to

OCIF

from

$5

thousand

to

$25

thousand

and

amended

certain

other

compliance

matters,

including

a

minimum
employment requirement of eight full-time employees. These amendments did not have a material impact to the Corporation.

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

changes

in

the

interest

rate

environment

and

inflation

levels

on

the

level,

composition

and

performance

of

the
Corporation’s

assets and

liabilities, and

corresponding effects

on the

Corporation’s

net interest

income, net

interest margin,

loan
originations, deposit attrition, overall results of operations, and liquidity position.
Net interest

income is

the difference

between the

amounts received

by us

on our

interest-earning assets

and the

interest paid

by us
on our interest-bearing

liabilities. Differences in the

repricing structure of

our assets and liabilities may

result in changes in our

profits
when interest rates change. For instance,

lower interest rates for prolonged periods

tend to compress the net interest margin

and reduce
profitability.

Conversely,

higher

interest

rates

increase

the

cost

of

mortgage

and

other

loans

to

consumers

and

businesses

and

may
reduce demand

for such loans,

which may

negatively impact

our profits

by reducing

the amount of

interest income due

to declines

in
volume.

This happens

because

the

decrease

in

interest

income

from

loans

and

investment securities

is greater

than

the reduction

in
interest

expense

on

interest-bearing

liabilities.

Competitive

pressures

among

banks

to

attract

deposits

often

lead

to

higher

interest
expenses

due

to

increased

reliance

on

wholesale

funding,

further

squeezing

the

net

interest

margin,

even

though

there

is

increased
demand

for

loans.

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

the

ability

to

attract

and

retain

clients,

as

well

as

gain

acceptance

from

current

and
prospective

customers

for

new

and

existing

products

and

services.

This,

in

turn,

affects

demand

for

new

loan

originations,

the
composition

of the

Corporation’s

interest-earning

assets, and

the extent

of any

re-shifting between

non-interest-bearing

and interest-
bearing liabilities.

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

of MBS

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

from adverse developments

in the banking

industry such as

this one are highly
uncertain and difficult to predict.

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

30,

2024.

As such,

during

the years
ended

December

31,

2024

and

2023,

the

Corporation

recorded

charges

of

$1.1

million

and

$6.3

million,

respectively,

in

the
consolidated

statements of

income as

part of

“FDIC deposit

insurance”

expenses. As

of December

31, 2024,

the Corporation’s

total
estimated

FDIC

special

assessment

amounted

to

$7.4

million,

of

which

$2.4

million

has

been

paid.

The

Corporation

continues

to
monitor the FDIC’s estimated loss to the DIF,

which could affect the amount of its accrued liability.
Difficult market

and general

economic conditions

have affected

the financial

industry in

the past

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
A significant portion

of our business activities and

credit exposure is concentrated

in Puerto Rico, which

has faced prolonged

fiscal
challenges

and

debt

restructuring

efforts

over

the

past

decades.

While

Puerto

Rico’s

economy

showed

growth

in

fiscal

year

2023,
driven

by

personal

consumption

and

capital

investments,

future

economic

prospects

remain

uncertain.

The

Puerto

Rico

Planning
Board (“PRPB”) projected

a real gross national

product (“GNP”) growth

of 0.7% for

fiscal year 2023,

the third consecutive

year with
a positive year-over-year variance.

In addition, the

2024 Fiscal Plan

for Puerto Rico

(the “2024 Fiscal

Plan”) certified by

the PROMESA oversight

board, projects the
GNP

growth

to

be

1.0%

of

in

fiscal

year

2024,

followed

by

declines

of

0.8%

and

0.1%

in

fiscal

year

2025

and

fiscal

year

2026,
reflecting the temporary nature of federal stimulus inflows and structural challenges in the local economy.
The

fiscal

policies

and

economic

reforms

outlined

in

the

2024

Fiscal

Plan,

including

infrastructure

investment,

tax

reforms,

and
energy

modernization,

aim to

promote

sustainable

growth. However,

delays in

implementing these

reforms or

inefficiencies

in their
execution

could negatively

impact the

local economy

and, by

extension,

our business.

Furthermore,

while federal

disaster relief

and
COVID-19

aid

have

supported

economic

activity,

these

funds

are

finite,

and

their

gradual

depletion

could

expose

underlying
economic weaknesses.
As of December 31,

2024,

the Corporation had $288.6

million of direct exposure

to the Puerto Rico government,

its municipalities
and public corporations. As of December 31, 2024, approximately

$195.8 million of the exposure consisted of loans and obligations of
municipalities in Puerto

Rico that are supported

by assigned property

tax revenues and

for which, in most

cases, the good

faith, credit
and unlimited taxing

power of the applicable

municipality have been

pledged to their

repayment, and $51.1

million consisted of loans
and obligations which

are supported by one

or more specific sources

of municipal revenues. The

municipalities are required

by law to
levy

special

property

taxes

in

such

amounts

as

are

required

for

the

payment

of

all

of

their

respective

general

obligation

bonds

and
notes. In

addition to

municipalities, the

total direct

exposure also

included $8.8

million in

a loan

extended to

an affiliate

of PREPA,
$30.0

million

in

loans

to

public

corporations

of

the

Puerto

Rico

government,

and

obligations

of

the

Puerto

Rico

government,
specifically

a

residential

pass-through

MBS issued

by

the PR

Housing

Finance

Authority

(“PRHFA”),

at

an

amortized

cost

of

$2.9
million as part of its available-for-sale debt securities portfolio (fair value of $1.6 million as of December 31, 2024).
Also,

as

of

December

31,

2024,

the

outstanding

balance

of

construction

loans

funded

through

conduit

financing

structures

to
support the

federal programs

of Low-Income

Housing Tax

Credit (“LIHTC”)

combined with

Community Development

Block Grant-
Disaster Recovery (“CDBG-DR”) funding

amounted to $59.2 million. The main

objective of these programs is to spur development

in
new or rehabilitated and affordable

rental housing. PRHFA,

as program subrecipient and conduct

issuer, issues tax-exempt

obligations
which

are

acquired

by

private

financial

institutions

and

are

required

to

co-underwrite

with

PRHFA

a

mirror

construction

loan
agreement for the specific

project loan to which

the Corporation will serve

as ultimate lender but

where the PRHFA

will be the lender
of

record.

In

addition,

as

of

December

31,

2024,

the

Corporation

had

$72.5

million

in

exposure

to

residential

mortgage

loans
guaranteed by the PRHFA.

The Corporation operates in various jurisdictions highly dependent on federal funding programs. On January 27, 2025, the Office of
Management

and

Budget

(“OMB”)

issued

Memorandum

M-25-13

entitled

“Temporary

Pause

of

Agency

Grant,

Loan,

and

Other
Financial Assistance

Programs.” The

Memo directed

every federal

agency to

“temporarily pause all

activities related

to obligation

or
disbursement

of

all

federal

financial

assistance,

and

other

relevant

agency

activities

that

may

be

implicated

by

executive

orders,
including, but not

limited to, financial

assistance for foreign

aid, nongovernmental organizations,

DEI, woke gender

ideology,

and the
green

new

deal.”

Lawsuits

challenging

the

pause

were

immediately

filed

and

on

January

28,

2025,

the

U.S.

District

Court

for

the

District of

Columbia

enjoined

the

Trump

administration

from

implementing

OMB Memorandum

M-25-13

for

disbursements

under
open

awards.

On

January

29,

2025,

OMB

rescinded

the

Memo,

however,

the

administration

indicated

that

it

would

still

pursue

a
spending

freeze. It

is uncertain

at

this time

whether the

administration

will issue

any

new or

different

directives

with respect

to the
review and/or pause of federal financial assistance in the future, but any such directives could have a negative effect on our business.

Instability

in

economic

conditions,

delays

in

the

receipt

of

disaster

relief

funds

allocated

to

Puerto

Rico

or

any

temporary

or
permanent

pause on

any federal

funds,

and the

potential impact

on asset

values resulting

from past

or future

natural disaster

events,
when added

to Puerto

Rico’s

ongoing fiscal

challenges, could

materially adversely

affect our

business, financial

condition, liquidity,
results of operations and capital position.
A

deterioration

in

economic

conditions

in

the

U.S.

Virgin

Islands

and

British

Virgin

Islands

could

harm

our

results

of
operations.

The Corporation has exposure to the USVI and BVI economies,

which remain susceptible to fiscal challenges, natural disasters,

and
reliance on

federal disaster

relief and

recovery funding.

While the

USVI has

shown economic

recovery in

recent years,

uncertainties
persist,

including

the

pace

of

federal

fund

disbursements,

the

long-term

sustainability

of

public

finances,

and

the

potential

for
legislative actions impacting its debt obligations.
As of

December 31,

2024 and

2023, the

Corporation had

$100.4 million

and $90.5

million, respectively,

in loans

to USVI

public
corporations,

all

of

which

were

performing

as

of

that

date.

However,

a

downturn

in

the

USVI

and

BVI

economies,

delays

in
government funding,

or legal

or regulatory

changes affecting

their financial

stability could

negatively impact

the Corporation’s

asset
quality, credit performance,

and overall financial condition.

We are subject to ESG risks that

could adversely affect our reputation and the market price of our securities.
Although

the

current

U.S.

presidential

administration’s

policies

may

reduce

immediate

ESG

regulatory

burdens,

stakeholder
expectations are not uniform,

and both opponents and proponents

of various ESG-related matters

have increasingly resulted in

a range
of

activism

to

advocate

for

their

positions.

For

example,

in

the

last

several

years,

certain

state

attorneys

general,

treasurers,

and
legislators have

taken various

actions to

impact the

extent to which

ESG principles

are considered

by financial

institutions, including
to require

or prohibit

the consideration

of various

ESG matters

in certain

contexts. While

anti-ESG sentiment

has gained

momentum
across the

United States,

there is

continued focus

by investors

and certain

other stakeholders

on the

ESG practices

of publicly

traded
companies,

like

us,

that

has

included

or

may

in

the

future

include

expanding

mandatory

and

voluntary

reporting,

diligence,

and
disclosure

on

topics

such

as

climate

change,

human

capital,

labor

and

risk

oversight,

and

could

expand

the

nature,

scope,

and
complexity

of

matters

that

we

are

required

to

control,

assess

and

report.

These

requirements

would

likely

result

in

increased ESG-
related compliance costs, which could

result in increases to our overall operational

costs. Failure to adapt to or

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

trade policies,

tariffs and

sanctions, including

the repercussions

of the ongoing

conflict in

Ukraine, the

ongoing conflict in
the Middle

East, and

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

$6.2 billion

as of

December 31,

2024.
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
Deterioration

of

the

value

of

real

estate

collateral

securing

our

construction

and

commercial

loan

portfolios,

whether

located

in
Puerto Rico

or elsewhere,

would result

in increased

credit losses.

Whether the

collateral that

underlies our

loans is

located in

Puerto
Rico, the USVI,

the BVI, or the

U.S. mainland, the performance

of our loan portfolio

and the collateral value

backing the transactions
are dependent upon the performance

of, and conditions within, each

specific real estate market. As

of December 31, 2024, $2.8

billion
of our commercial and construction loan portfolio held for investment,

or 22% of the total loan portfolio held for investment, consisted of commercial mortgage and construction loans, of which $2.0 billion was in the Puerto Rico region.
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

FirstBank

relies

primarily

on

customer

deposits,

the

issuance

of

brokered

CDs,

and

advances

from

the

FHLB

of

New

York

to
maintain its lending

activities and to replace

certain maturing liabilities.

As of December 31,

2024, we had $478.1

million in brokered
CDs outstanding, representing approximately 3% of

our total deposits. Approximately $226.1 million, or 47%

in brokered CDs mature
over the twelve months

ending December 31, 2025, and

the average remaining term to

maturity of the brokered CDs outstanding

as of
December 31, 2024 was approximately 1.5

years.

None of these brokered CDs are callable at the Corporation’s option. In addition, the
Corporation had

$500.0 million

of long-term

FHLB advances

outstanding as

of December

31, 2024,

with an

average remaining

term
to maturity of 1.48 years.

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

$7.6 million to $118.3

million as of December

31, 2024, or 6%,

from $125.9 million
as of

December

31,

2023,

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
We

review

goodwill

for

impairment

annually

and

assess

other

intangible

assets

periodically.

If

goodwill

or

other

intangibles

are
determined

to

be

impaired,

we

may

be

required

to

record

a

charge

to

earnings.

Impairment

risk

factors

include

deterioration

in
financial

performance

of

the

reporting

unit,

declining

market

valuation

of

the

Corporation

or

comparable

institutions,

and

adverse
economic

conditions

impacting

expected

cash

flows.

During

the

fourth

quarter

of

2024,

a

qualitative

goodwill

impairment

analysis
determined that the fair value of our reporting units exceeded their carrying value; therefore, no quantitative impairment was recorded.
As

of

December

31,

2024,

our

goodwill

book

value

was

$38.6

million,

all

recorded

at

FirstBank.

Future

goodwill

impairments
could

reduce

earnings

and

affect

FirstBank’s

ability

to

pay

dividends

to

the

Corporation,

subject

to

regulatory

approval.

While

a
goodwill impairment would not impact our tangible book value or regulatory capital, it could reduce reported earnings.

Recognition of deferred tax assets is dependent upon the generation of future taxable income by the Bank.

As

of

December

31,

2024,

the

Corporation

had

a

deferred

tax

asset

of

$136.4

million

(net

of

a

valuation

allowance

of

$119.1
million, including

a valuation

allowance of

$98.5 million

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

security

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

While we maintain a Corporate

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

may
entail

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
We

may

not

be

able

to

effectively

implement

new

technology-driven

products

and

services

or

be

successful

in

marketing

these
products

and

services to

our

customers.

Failure to

successfully

keep

pace with

technological

change

affecting

the financial

services
industry could have a material adverse effect on our business,

financial condition and results of operations.
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
The

current

U.S.

presidential

administration

has

advocated

for

reduction

of

financial

services

regulation.

This

may

include
amendments to

the Dodd-Frank Act

and other federal

banking laws, as

well as structural

changes to, or

the elimination of,

the CFPB.
Consequently,

rulemaking and regulatory

guidance previously issued

by such

agencies or prior

administrations may

be rolled back

or
modified. The

ultimate impact

of new

or amended

federal banking

statutes, or

changes to

certain federal

agencies, like

the CFPB,

is
uncertain at this time.
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

2024, and

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
The

ERM

Program

includes

a

Corporate

Incident

Response

Program,

which

features

a

risk-based

escalation

process

to

manage
corporate

incidents,

including

cybersecurity

incidents,

and

notify

the

Risk

Committee

of

the

Board

of

Directors

and

applicable
stakeholders

as

appropriate.

The

Corporation

incorporates

the

Information

Technology

(“IT”)

Risk

Unit

of

the

ERM

Department,
which is comprised of several members such as IT

Risk Managers and the ERM Director who is part

of senior management, as well as
external expertise, in the review of

its processes, including an independent

internal assessment of cybersecurity measures

and controls.
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

affected the Corporation’s

business strategy,

results of operations or

financial condition as

of December 31,
2024.

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

Directors
.
To

effectively manage
oversight

of

the

CISP’s

governance

and

cybersecurity

risk

management,

the

Board

has

delegated

such

responsibility

to

the

Risk
Committee.
As part

of

its oversight,

the

Risk Committee

receives

reports

from

the

Executive

Risk Management

Committee

and

IT
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

Committee.

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

Item 2. Properties
As of December 31, 2024, First BanCorp. has ownership in the following principal buildings:
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

leases 87

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

27

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

MARKET AND HOLDERS
The Corporation’s

common stock

is traded

on the

New York

Stock Exchange

(“NYSE”) under

the symbol

FBP.

On February

21,
2025, there

were 415 holders

of record

of the Corporation’s

common stock,

not including

beneficial owners

whose shares are

held in
the name of brokers or other nominees.
As

of

December 31,

2024

and

2023,

the

Corporation

had

59,794,239

and

54,360,304

shares

held

as

treasury

stock, respectively.
Refer to

“Stock Repurchases”

for more

information on

common stock

repurchases during

the fourth

quarter of

2024 held

as treasury
stock.
DIVIDENDS
Since November 2018,

the Corporation has

made quarterly cash

dividend payments on

its shares of common

stock. On January

21,
2025, the Corporation announced that its Board of Directors

had declared a quarterly cash dividend of $0.18

per common share, which
represents

an

increase

of

$0.02

per

common

share,

or

a

13%

increase,

compared

to

its

most

recent

quarterly

dividend

paid

in
December 2024.

The dividend

is payable

on March

7, 2025

to shareholders

of record

at the

close of

business on

February 21,

2025.
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

Under the PR Tax

Code, dividends paid by the Corporation are subject to tax withholding as follows:

Residents of Puerto Rico
A 15%

tax is

withheld on

dividends paid

to individuals,

trusts, and

estates, unless

the taxpayer

elects to

be taxed

at regular

rates.

Once

this election

is made,

it is

irrevocable.

The election

allows

the

taxpayer

to include

the

eligible dividends

received

in

ordinary
income and take a credit for the amount of tax withheld in excess, if any.

In certain cases, dividends may be included in the taxpayer’s
Alternative Minimum Tax

(“AMT”) calculation.

Nonresident U.S. Citizens
Dividends paid to a U.S.

citizen who is not a resident

of Puerto Rico are generally

subject to a 15% Puerto Rico

income tax, though
partial or total exemptions may apply under section 1062.08 of the PR Tax

Code.
Nonresident foreign

individuals (non-US citizens)

Dividends

paid

to any

individual who

are neither

United

States citizens

nor

Puerto

Rico residents

are generally

subject to

a 15%
Puerto Rico withholding tax.

Foreign Corporations and Partnerships
Entities

that

do

not

conduct

business

in

Puerto

Rico

are

subject

to

a

10%

Puerto

Rico

dividend

tax

withholding.

Entities

that
conduct business in Puerto Rico must report dividends as ordinary income but are exempt from withholding.
AMT Considerations
Individuals

who are

residents of

Puerto

Rico may

be subject

to Puerto

Rico’s

AMT,

which can

include certain

categories of

tax-
exempt or

preferentially taxed

income, such

as dividends

on the

Corporation’s

common stock

and long-term

capital gains.

Investors
should consult with a tax professional regarding their specific AMT obligations under Puerto Rico law.

STOCK REPURCHASES
Since April 2021, the Corporation’s

Board of Directors has announced repurchase program

authorizations totaling up to $1.1 billion
of

the

Corporation’s

outstanding

stock

and/or

junior

subordinated

debentures.

Repurchases

under

the

programs

may

be

executed
through open

market purchases,

accelerated

share repurchases,

privately

negotiated

transactions or

plans, including

plans complying
with Rule 10b5-1 under

the Exchange Act, and/or

redemption of junior subordinated

debentures. The Corporation has authorization

to
repurchase

$225

million

under

the

2023

stock

repurchase

program

and

$250

million

under

the

2024

stock

repurchase

program,

for
which it has

repurchased 5,846,872

shares of its

common stock at

an average price

of $17.10 for

a total cost

of $100.0 million

during
2024 and

5,080,832 shares

of its common

stock at

an average

price of

$14.76 for

a total cost

of $75.0

million during

2023. Also,

the
Corporation

redeemed

$100.0

million

of

junior

subordinated

debentures,

as

further

explained

in

Note

10

-

“Non-Consolidated
Variable

Interest Entities (“VIEs”) and

Servicing Assets” to the audited consolidated

financial statements included in Part

II, Item 8 of
this Form 10-K.

As of December

31, 2024, the

Corporation has remaining

authorization of $200.0

million. The amount

and timing of
repurchases will be

based on various

factors, including our

capital requirements,

market conditions (including

the trading price

of our
stock), and regulatory and legal considerations.
The

following

table

provides

information

in

relation

to

the

Corporation’s

purchases

of

shares

of

its

common

stock

during

the
quarter ended December 31, 2024.
Period
Total Number of
Shares Purchased

Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
Approximate Dollar Value of
Shares That May Yet

be
Purchased Under The Plans or
Programs (in thousands)
(1)
October 1, 2024 - October 31, 2024 1,254 $ 19.40 - $ 250,000
November 1, 2024 - November 30, 2024 - - - 250,000
December 1, 2024 - December 31, 2024 - - - 200,000
Total 1,254
(2)
-
(1)
As of December

31, 2024, the

Corporation was authorized

to purchase up

to $225 million

of the Corporation’s

common stock

under the 2023

stock repurchase

program. In addition,

the
Corporation was authorized

to purchase up to

$250 million that could

include repurchases of common

stock and/or junior subordinated

debentures under the

repurchase program that was
publicly

announced

on

July

22,

2024.

The

Corporation’s

repurchase

programs

do

not

obligate

it

to

acquire

any

specific

number

of

shares

and

do

not

have

an

expiration

date.

The
repurchase programs

may be

modified,

suspended,

or terminated

at any

time

at the

Corporation’s

discretion.

Repurchases

under the

programs

may be

executed

through

open market
purchases, accelerated

share repurchases,

privately negotiated

transactions, or

plans, including

plans complying

with Rule

10b5-1 under

the Exchange

Act, and/or

redemption of

junior
subordinated debentures.
(2)
Consists of 1,254 shares of common stock acquired by

the Corporation to cover minimum tax withholding

obligations upon the vesting of equity-based

awards. The Corporation intends to
continue to satisfy statutory tax withholding obligations in connection with the vesting of outstanding restricted stock and performance units through the withholding of shares.

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

31, 2019

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

31, 2019, plus (ii)

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

2024 results compared to

2023. For a discussion of

2023 results compared
to 2022, see Part I, Item 7,

“Management’s Discussion

and Analysis of Financial Condition

and Results of Operations” included

in the
Corporation’s Annual Report

on Form 10-K for the year ended December 31, 2023, filed on February

28, 2024.
In

this

discussion

and

analysis

of

our

financial

condition

and

results

of

operations,

we

have

included

information

that

may
constitute

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

“Risk Factors” in Part I, Item 1A of this Form 10-K.
EXECUTIVE SUMMARY
First BanCorp.

is a diversified

financial holding

company headquartered

in San Juan,

Puerto Rico offering

a full range

of financial
products to

consumers and

commercial customers

through various

subsidiaries. First

BanCorp.

is the

holding company

of FirstBank
Puerto

Rico

(“FirstBank”

or the

“Bank”)

and

FirstBank

Insurance

Agency.

Through

its wholly

-owned

subsidiaries,

the Corporation
operates

in

Puerto

Rico,

the

United

States

Virgin

Islands

(“USVI”),

the

British

Virgin

Islands

(“BVI”),

and

the

state

of

Florida,
concentrating on

commercial banking,

residential mortgage loans,

credit cards, personal

loans, small loans,

auto loans and

leases, and
insurance agency activities.
Significant Events
Economy and Market Update
For

the

year

ended

December

31,

2024,

the

Corporation

was

able

to

achieve

year-over-year

growth

on

its

loan

portfolio

of
approximately

$569.0 million

or 4.7%

and expand

its core

deposit base

by $267.1

million or

2.1%,

while safeguarding

asset quality
and improving its

earnings profile. The

U.S. and Puerto

Rico economy remain

on solid footing

driven by positive

labor market trends
and increased business activity.

Unemployment in the Puerto Rico market has continued to decrease during 2024 to 5.4% in December
2024, while in the U.S. the

unemployment rate was 4.1% for the

same period and real gross domestic product

(“GDP”) increased at an
annual rate of 2.3%.

The

Federal

Reserve

(the

“FED”)

has

continued

to

make

progress

on

stabilizing

inflation

with

Consumer

Price

Index

(“CPI”)
reaching 2.9%

year-over-year,

which is

above the

2% target

but has

allowed the

FED to

continue its

path toward

the economy’s

soft
landing.

With

a

strong

labor

market,

stable

economic

growth

and

inflation

stabilizing,

the

market

expects

the

FED

to

continue
lowering interest rates but at a slower pace during 2025.

As

we

look

ahead

into

2025,

assuming

no

meaningful

changes

in

deposit

balances,

the

Corporation

sees

opportunities

for

net
interest

income

and

margin

expansion

as

cash

flows

from

the

investment

portfolio

will

be

redeployed

into

loans,

higher

yielding
securities

or

used

to

pay

down

higher-cost

borrowings.

Credit

quality

continues

to

remain

stable

in

the

residential

mortgage

and
commercial

loan

portfolios

while

the

consumer

loan

portfolios

have

shown

increases

in

delinquency

levels

which

are

expected

to
stabilize

during

the

second

half

of

2025.

The

Corporation

expects

its

reserve

coverage

and

capital

levels

will

allow

it

to

continue
executing its capital plans and continue its strategic technology and branch expansion projects.

Capital Deployment Actions and Dividend Payment Increase
In 2024, the Corporation delivered approximately $306.0

million, or over 100% of 2024 earnings, in the form of capital deployment actions

through

$100.0

million

in

repurchases

of

common

stock,

$100.0

million

in

the

redemption

of

outstanding

trust-preferred
securities (“TruPS”)

issued by

FBP Statutory

Trust II,

and approximately

$106.0 million

in common

stock dividends

declared. In

the
aggregate, as of

February 21, 2025,

the Corporation has

remaining authorization

of approximately $200.0

million, which it

expects to
execute during 2025.
On January

21, 2025,

the Corporation’s

Board of

Directors declared

a quarterly

cash dividend

of $0.18

per common

share, which
represents

an

increase

of

$0.02

per

common

share,

or

a

13%

increase,

compared

to

its

most

recent

quarterly

dividend

paid

in
December 2024.

The dividend

is payable

on March

7, 2025

to shareholders

of record

at the

close of

business on

February 21,

2025.
The increased quarterly dividend level equates to an annualized dividend of $0.72 per common share.
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

$298.7

million

($1.81

per

diluted

common

share),

for

the

year

ended

December

31,

2024,
compared

to

$302.9

million

($1.71

per

diluted

common

share),

for

the

year

ended

December

31,

2023.

Other

relevant

selected
financial indicators for the periods presented are included below:
Year

Ended December 31,
2024 2023 2022
Key Performance Indicator:
(1)
Return on Average

Assets
(2)
1.58% 1.62% 1.57%
Return on Average

Common Equity
(3)
19.09 21.86 18.66
Efficiency Ratio
(4)
51.92 50.70 48.25
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
The key

drivers of

the Corporation’s

GAAP financial

results for

the year

ended December

31, 2024,

compared to

the year

ended
December 31, 2023, include the following:
●
Net interest

income for

the year

ended December

31, 2024

increased to

$807.5 million,

compared to

$797.1 million

for the
year ended

December 31,

2023, driven

by loan

growth, partially

offset by

an increase

in interest expense

due to

higher rates
on interest-bearing

deposits given

the higher

interest rate

environment and

the change

in deposit

mix reflecting

a continued
migration

from

non-interest-bearing

and

other

low-cost

deposits

to

higher-cost

deposits.

See

“Result

of

Operations

–

Net
Interest Income”

below for additional information.
●
The provision

for credit

losses on

loans, finance

leases, unfunded

loan commitments

and debt

securities for

the year

ended
December 31,

2024 was $59.9

million, compared

to $60.9 million

for the year

ended December

31, 2023. The

results reflect
a decrease

in provision

for the

commercial and

residential mortgage

loan portfolios,

which was

almost entirely

offset

by an
increase in provision

for the consumer

loan and finance

lease portfolios

due to higher

charge-off and

delinquency levels and
portfolio growth.
Net charge-offs

totaled $80.8

million for

the year

ended December

31, 2024,

or 0.65%

of average

loans, compared

to $67.4
million, or

0.58% of

average loans,

for the

year ended

December 31,

2023, driven

by a

$22.6 million

increase in

consumer
loans

and

finance

leases

net

charge-offs,

which

is

net

of

a

$10.0

million

recovery

associated

with

the

bulk

sale

of

fully-
charged

off loans,

partially offset

by a

$5.0 million

recovery recorded

during 2024

on a

commercial

and industrial

(“C&I”)
loan

in

the

Puerto

Rico

region

and

a

$6.0

million

net

charge-off

recorded

during

2023

on

a

C&I

participated

loan

in

the
Florida

region

in

the

power

generation

industry.

See

“Results

of

Operations

–

Provision

for

Credit

Losses”

and

“Risk
Management” below for the analysis of the allowance for credit losses (“ACL”) and non-performing assets and related ratios.
●
Non-interest income

for the year

ended December

31, 2024 decreased

to $130.7

million, compared

to $132.7 million

for the
year

ended

December

31,

2023,

mainly

due

to

the

effect

during

2023

of

a

$3.0

million

gain

associated

with

the

sale

of

a
banking premise in the Florida

region and a $3.6 million gain

recognized from a legal settlement

,

partially offset by increases
of $2.8

million

in card

and processing

income and

$2.1 million

in revenues

from mortgage

banking activities

during 2024.
See “Result of Operations – Non-Interest Income”

below for additional information.

●
Non-interest expenses for

the year ended December 31,

2024 increased to $487.1 million,

compared to $471.4 million

for the
year ended December

31, 2023, mainly due

to a $12.8 million

increase in employees’

compensation and benefits

expenses in
part due

to annual salary

merit increases. The

results for the

year ended

December 31,

2024 and 2023

include a $1.1

million
and $6.3 million FDIC special

assessment expense,

respectively.

See “Results of Operations

– Non-Interest Expenses” below
for additional information.

●
Income tax

expense decreased

to $92.5

million for

the year

ended December

31, 2024,

compared to

$94.6 million

for 2023,
driven by lower pre-tax

income. See “Income Taxes”

below and Note 20

– “Income Taxes

”

included in Part II,

Item 8 of this
Form 10-K for additional information.

●
As of

December 31,

2024, total

assets were

approximately $19.3

billion, an

increase of

$383.4 million

from December

31,
2023, primarily related to an increase in total loans and cash and cash equivalents, partially offset by reductions of

investment
securities. See “Financial Condition and Operating Data Analysis” below for additional information.
●
As of

December 31,

2024, total

liabilities were

$17.6 billion,

an increase

of $211.8

million from

December 31,

2023, which
includes

an

increase

in

non-brokered

deposits,

partially

offset

by

a

decrease

in

brokered

CDs

and

the

redemption

of
outstanding

TruPS

issued

by

FBP

Statutory

Trust

II.

See

“Risk

Management

–

Liquidity

Risk”

below

for

additional
information about the Corporation’s

funding sources and strategy.
●
The Bank’s

primary sources of funding

are consumer and commercial

core deposits, which exclude

government deposits and
brokered

CDs.

As

of

December

31,

2024,

these

core

deposits,

amounting

to

$12.9

billion,

funded

66.70%

of

total

assets.
Excluding

fully

collateralized

government

deposits,

estimated

uninsured

deposits amounted

to $4.8

billion

as of

December
31,

2024.

Cash

and

cash

equivalents

amounted

to

$1.2

billion

as

of

December

31,

2024.

Also,

the

Corporation

had
approximately

$1.2

billion

in

free

high-quality

liquid

securities.

In

addition,

the

Bank maintains

borrowing

capacity

at

the
Federal

Home

Loan

Bank

(“FHLB”)

and

the

FED’s

Discount

Window.

As

of

December

31,

2024,

the

Corporation

had
approximately

$2.6

billion

available

for

funding

under

the

FED’s

Discount

Window

and

$912.4

million

available

for
additional

borrowing

capacity on

FHLB lines

of credit

based

on collateral

pledged

at these

entities. In

the aggregate,

as of
December 31, 2024, the Corporation had

$5.9 billion, or 124% of estimated uninsured deposits (excluding fully collateralized
government

deposits),

available

to

meet

liquidity

needs.

See

“Risk

Management

–

Liquidity

Risk”

below

for

additional
information about the Corporation’s

funding sources and strategy.
●
As of

December 31,

2024, the

Corporation’s

total stockholders’

equity was

$1.7 billion,

an increase

of $171.6

million from
December 31,

2023. The

increase was driven

by net income

generated in

2024 and

a $73.2

million increase

in the fair

value
of available-for-sale

debt securities

recorded as

part of accumulated

other comprehensive

loss in the

consolidated statements
of

financial

condition,

partially

offset

by

common

stock

dividends

declared

in

2024

totaling

$106.0

million

or

$0.64

per
common

share,

and

$100.0

million

in

common

stock

repurchases.

The

Corporation’s

CET1

capital,

tier

1

capital,

total
capital, and leverage

ratios were 16.32%,

16.32%, 18.02%, and

11.07%, respectively,

as of December 31,

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

$291.1 million

to $5.4

billion for

the year

ended December

31, 2024.

See “Financial

Condition
and Operating Data Analysis” below for additional information.
●
Total

non-performing

assets were

$118.3

million as

of December

31, 2024,

a decrease

of $7.6

million, from

December 31,
2023,

driven

by

a

$15.3

million

decrease

in

the

other

real

estate

owned

(“OREO”)

portfolio

balance

mainly

in

the

Puerto
Rico region,

mostly attributable

to the

sale of

a $5.3

million commercial

real estate

OREO property

and sales

of residential
OREO properties.

This variance is

net of a

$3.7 million

increase in other

repossessed property

and a $3.7

million increase in
nonaccrual loans

held for

investment mainly

due to

the inflow

of a

$16.5 million

commercial relationship

in the

food retail
industry

in

the

Puerto

Rico

region,

partially

offset

by

the

sale

of

an

$8.2

million

nonaccrual

C&I

loan

in

the

Puerto

Rico
region,

that

resulted

in

a

$1.2

million

charge-off

that

had

been

previously

reserved,

loans

returned

to

accrual

status,

and
repayments. See “Risk Management – Nonaccrual Loans and Non-Performing

Assets” below for additional information.
●
Adversely

classified

commercial

and

construction

loans

increased

by

$19.8

million

to

$87.3

million

as

of

December

31,
2024,

when

compared

to

December

31,

2023,

driven

by the

downgrades

of two

commercial

mortgage

loans in

the

Florida
region

amounting

to

$24.4

million

and

the

aforementioned

inflow

to

nonaccrual

status

of

a

$16.5

million

commercial
relationship in

the Puerto

Rico region,

partially offset

by the

upgrade of

a $12.2

million C&I

loan in

the Puerto

Rico region
and the aforementioned sale and charge-off

of an $8.2 million nonaccrual C&I loan in the Puerto Rico region.

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
The Corporation

has included

in this

Annual Report

on Form

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

Similarly,

tangible assets

are total

assets less

goodwill and

other intangible

assets. Tangible
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

Adjusted Net Income,

Adjusted Non-Interest Income, and Adjusted Non-Interest

Expenses
To

supplement the

Corporation’s

financial statements

presented in

accordance with

GAAP,

the Corporation

uses, and believes

that
investors

benefit

from

disclosure

of,

non-GAAP

financial

measures

that

reflect

adjustments

to

net

income,

non-interest

income

and
non-interest expenses

to exclude

items that

management believes

are not

reflective of

core operating

performance (“Special

Items”).
The financial results

for the year

ended December 31,

2022 did not

include any significant

Special Items. The

financial results for

the
years ended December 31, 2024 and 2023 included the following Special

Items:
Years

Ended December 31, 2024 and 2023
FDIC Special Assessment Expense
-
Charges

of $1.1

million ($0.7

million

after-tax,

calculated based

on the

statutory tax

rate of

37.5%) and

$6.3 million

($3.9
million after

tax calculated

based on

the statutory

tax rate

of 37.5%)

were recorded

for the

years ended

December 31,

2024
and 2023,

respectively,

as a

result of

the special

assessment

imposed by

the FDIC

in connection

with losses

to the

Deposit
Insurance Fund associated with protecting

uninsured deposits following the failures of

certain financial institutions during the
first

half

of

2023.

The

estimated

FDIC

special

assessment

of

$7.4

million

was

the

revised

estimated

loss

reflected

in

the
FDIC

invoice

for

the

first

quarterly

collection

period

with

a

payment

date

of

June

28,

2024.

The

FDIC

deposit

special
assessment

is

reflected

in

the

consolidated

statements

of

income

for

the

year

ended

December

31,

2023

as

part

of

“FDIC
deposit insurance” expenses.

Gain Recognized from Legal Settlement
-
A

$3.6

million

($2.3

million

after-tax,

calculated

based

on

the

statutory

tax

rate

of

37.5%)

gain

recognized

from

a

legal
settlement reflected

in the

consolidated statements

of income

for

the year

ended December

31, 2023

as part

of “other

non-
interest income.”
Gain on Early Extinguishment of Debt
-
A

$1.6

million

gain

on

the

repurchase

of

$21.4

million

in

junior

subordinated

debentures

reflected

in

the

consolidated
statements

of

income

for

the

year

ended

December

31,

2023

as

“Gain

on

early

extinguishment

of

debt.”

The

junior
subordinated

debentures are

reflected in

the consolidated

statements of

financial condition

as “Long-term

borrowings.” The
purchase price

equated to 92.5%

of the $21.4

million par

value of the

TruPS. The

7.5% discount

resulted in the

gain of $1.6
million. The gain, realized at the holding company level, had no effect on the income tax expense recorded during 2023.

Adjusted Net Income – The

following table reconciles for

the years ended December 31,

2024 and 2023, net income

to adjusted net
income, a non-GAAP

financial measure that

excludes the Special

Items identified above,

and shows for

the year ended

December 31,
2022, the reported net income.
Year Ended

December 31,
2024 2023 2022
(In thousands)
Net income, as reported (GAAP) $ 298,724 $ 302,864 $ 305,072
Adjustments:

FDIC special assessment expense 1,099 6,311 -
Gain recognized from a legal settlement - (3,600) -
Gain on early extinguishment of debt - (1,605) -
Income tax impact of adjustments
(1)
(412) (1,017) -
Adjusted net income (Non-GAAP) $ 299,411 $ 302,953 $ 305,072
(1)
See "Adjusted Net Income,

Adjusted Non-Interest Income and

Adjusted Non-Interest Expenses"

above for the individual tax

impact related to the above

adjustments, which were based

on
the Puerto Rico statutory tax rate of 37.5%, as applicable.
Adjusted

non-interest

income –

Non-interest

income

for the

year

ended

December 31,

2023 was

adjusted

for

the aforementioned
$3.6 million

gain recognized

from a

legal settlement

reflected in

the consolidated

statements of

income as

part of

“other non-interest
income” and

$1.6 million

gain on

the repurchase

of the

aforementioned

junior subordinated

debentures reflected

in the

consolidated
statements of income as “Gain on early extinguishment of debt.”
Adjusted

non-interest

expenses

–

Non-interest

expenses

for

the

years

ended

December

31,

2024

and

2023

were

adjusted

for

the
aforementioned

$1.1

million

and

$6.3

million

charges,

respectively,

related

to

the

FDIC

special

assessment

reflected

in

the
consolidated statements of income as part of “FDIC deposit insurance”

expenses.

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

2024,

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

Note 5

– “Allowance

for

Credit Losses

and

Finance

Leases”
included

in

Part II,

Item 8

of this

Form

10-K.

Also, see
“Allowance

for

Credit

Losses

for

Loans

and

Finance

Leases”

below

for

additional

information

on

the

weighting

of

economic
scenarios

to estimate

the ACL,

changes in

key economic

variables,

and the

ACL sensitivity

analysis performed

as of

December

31,
2024.
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
As of December 31,

2024, we had $136.4

million of deferred tax assets,

net of a related valuation

allowance of $119.1

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
history

of operating

loss or

tax credit

carryforwards

expiring

unused)

exists, more

positive

evidence

than negative

evidence will

be
necessary.

The Corporation

has concluded

that based on

the level

of positive

evidence, it

is more

likely than

not that

the deferred

tax
asset will be realized, net of the existing valuation

allowances at December 31, 2024 and 2023. However,

there is no guarantee that the
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
See Note 20
– “
Income Taxes”

included in Part II, Item 8 on Form 10-K for further information related to income taxes.

OTHER ESTIMATES
In addition to the critical accounting estimates we make

in connection with the ACL and the accounting for

income taxes, the use of
estimates

and

assumptions

is

also

important

in

performing

the

valuation

of

financial

instruments,

determining

the

accounting

for
goodwill

and

identifiable

intangible

assets,

pension

and

postretirement

benefit

obligations,

and

provisions

for

losses

that

may

arise
from litigation and regulatory proceedings (including governmental investigations).
Valuations

of

financial

instruments

often

involve

estimates

due

to

the

need

to

determine

fair

value

in

the

absence

of

readily
available market

prices. Since Level

1 and

Level 2 financial

instruments rely

on observable

market prices,

estimates are

minimal. On
the other

hand, Level

3 valuations

involve significant

unobservable inputs,

such as

internal models

or assumptions

about future

cash
flows,

which

introduce

a

higher

degree

of

subjectivity

and

estimation

uncertainty.

Notwithstanding,

as

of

December

31,

2024

and
2023, less than

1% of the

available-for-sale debt securities

portfolio was classified

as Level 3.

In addition, fair

value is also

used on a
non-recurring basis

for measuring

the fair value

of certain Level

3 assets such

as collateral

dependent loans

and OREO

properties, as
disclosed in Note 23 – “Fair Value”

included in Part II, Item 8 of this Form 10-K.
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

2024,

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
The

Corporation

maintains

two

frozen

qualified

noncontributory

defined

benefit

pension

plans,

and

a

related

complementary
postretirement

benefits

plan

covering

medical benefits

and

life insurance

after retirement.

Calculation

of the

obligations

and

related
expenses

under

these

plans

requires

the

use

of

actuarial

valuation

methods

and

assumptions,

which

are

subject

to

management
judgment

and may

differ

if different

assumptions are

used. The

discount rate

assumption used

to measure

the postretirement

benefit
obligation

is estimated

as the

single equivalent

rate such

that the

present

value of

the plan’s

projected

benefit obligation

cash flows
using

the

single

rate

equals

the

present

value

of

those

cash

flows

using

the

above

mean

actuarial

yield

curves.

See

Note

17

–
“Employee Benefit Plans” included in Part II, Item 8 of this Form 10-K, for disclosures related to the benefit plans.

As necessary,

we

also estimate

and

provide

for potential

losses that

may

arise out

of litigation

and

regulatory

proceedings to

the
extent

that

such losses

are

probable

and

can be

reasonably

estimated.

Judgment

is required

in making

these

estimates

and

our

final
liabilities may

ultimately be

materially different.

Our total

estimated liability

with respect

to litigation

and regulatory

proceedings is
determined

on

a case-by-case

basis

and

represents

an

estimate

of

probable

losses

after

considering,

among

other

factors,

the

latest
information

available

advice from

legal

counsel,

and

available

insurance

coverage.

The outcomes

of

legal actions

are unpredictable
and subject

to significant

uncertainties, and

it is

inherently difficult

to determine

whether any

loss is

probable or

even possible.

It is
also

inherently

difficult

to

estimate

the

amount

of

any

loss

and

there

may

be

matters

for

which

a

loss

is

probable

or

reasonably
possible but not

currently estimable. Accordingly,

actual losses may

be in excess

of the established

accrual or the

range of reasonably
possible loss. See Note 27 – “Regulatory Matters, Commitments and

Contingencies”

included in Part II, Item 8 of this Form 10-K.

RESULTS

OF OPERATIONS
Net Interest Income
Net interest

income is

the excess of

interest earned

by First BanCorp.

on its interest-earning

assets over

the interest

incurred on its
interest-bearing

liabilities.

First

BanCorp.’s

net

interest

income

is

subject

to

interest

rate

risk

due

to

the

repricing

and

maturity
mismatch

of

the

Corporation’s

assets

and

liabilities.

In

addition,

variable

sources

of

interest

income,

such

as

loan

fees,

periodic
dividends, and

collection of

interest in

nonaccrual loans,

can fluctuate

from period

to period.

Net interest

income for

the year

ended
December 31, 2024 was

$807.5 million, compared

to $797.1 million for

the year ended December

31, 2023. On a tax-equivalent

basis
and excluding

the changes

in the

fair value

of derivative

instruments, net

interest income

for the

year ended

December 31,

2024 was
$826.9 million, compared to $818.0 million for the year ended December

31, 2023.
The

following

tables

include a

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

“Non-GAAP
Financial Measures and Reconciliations” above.
Part I
Average volume Interest income
(1)

/ expense
Average rate
(1)
Year Ended December

31,
2024

2023

2022

2024

2023

2022

2024 2023 2022
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 710,945 $ 584,083 $ 1,156,127 $ 37,082 $ 30,419 $ 11,791 5.22% 5.21% 1.02%
Government obligations
(2)
2,517,327 2,843,284 2,870,889 34,139 40,314 39,033 1.36% 1.42% 1.36%
MBS 3,348,925 3,702,908 4,052,660 59,092 67,641 85,090 1.76% 1.83% 2.10%
FHLB stock 34,161 36,606 20,419 3,266 2,799 1,114 9.56% 7.65% 5.46%
Other investments 18,510 14,167 12,747 543 490 126 2.93% 3.46% 0.99%
Total investments
(3)
6,629,868 7,181,048 8,112,842 134,122 141,663 137,154 2.02% 1.97% 1.69%
Residential mortgage loans 2,816,732 2,814,102 2,886,594 164,238 160,009 160,359 5.83% 5.69% 5.56%
Construction loans 221,822 172,952 121,642 19,260 14,811 7,350 8.68% 8.56% 6.04%
C&I and commercial mortgage loans 5,606,827 5,244,503 5,092,638 405,481 365,185 281,486 7.23% 6.96% 5.53%
Finance leases 879,437 789,870 636,507 69,218 60,909 46,842 7.87% 7.71% 7.36%
Consumer loans 2,830,678 2,704,877 2,461,632 322,267 301,756 262,542 11.38% 11.16% 10.67%
Total loans
(4)(5)
12,355,496 11,726,304 11,199,013 980,464 902,670 758,579 7.94% 7.70% 6.77%

Total interest-earning assets
$ 18,985,364 $ 18,907,352 $ 19,311,855 $ 1,114,586 $ 1,044,333 $ 895,733 5.87% 5.52% 4.64%
Interest-bearing liabilities:
Time deposits $ 2,999,078 $ 2,590,313 $ 2,213,145 $ 105,712 $ 68,605 $ 18,102 3.52% 2.65% 0.82%
Brokered CDs 627,454 348,829 69,694 31,833 16,630 1,500 5.07% 4.77% 2.15%
Other interest-bearing deposits 7,567,514 7,664,793 8,279,320 115,562 100,226 26,759 1.53% 1.31% 0.32%
Securities sold under agreements to repurchase 245 54,570 194,948 12 2,769 7,555 4.90% 5.07% 3.88%
Advances from the FHLB 500,055 541,000 179,452 22,566 24,608 5,136 4.51% 4.55% 2.86%
Other borrowings 146,044 171,184 184,173 11,989 13,538 8,269 8.21% 7.91% 4.49%
Total interest-bearing liabilities $ 11,840,390 $ 11,370,689 $ 11,120,732 $ 287,674 $ 226,376 $ 67,321 2.43% 1.99% 0.61%
Net interest income on a tax-equivalent basis and excluding
valuations - non-GAAP $ 826,912 $ 817,957 $ 828,412
Interest rate spread 3.44% 3.53% 4.03%
Net interest margin 4.36% 4.33% 4.29%
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

includes $13.4

million,

$11.9

million and

$11.2

million for

the years

ended

December 31,

2024, 2023

and 2022,

respectively,

of income

from prepayment
penalties and late fees related to the Corporation’s

loan portfolio.

Part II Year Ended December 31,
2024 Compared to 2023 2023 Compared to 2022
Variance due to: Variance due to:
Volume Rate Total Volume Rate Total
(In thousands)
Interest income on interest-earning assets:
Money market and other short-term investments $ 6,516 $ 147 $ 6,663 $ (17,813) $ 36,441 $ 18,628
Government obligations (4,543) (1,632) (6,175) (382) 1,663 1,281
MBS (6,423) (2,126) (8,549) (6,963) (10,486) (17,449)
FHLB stock (215) 682 467 1,118 567 1,685
Other investments 138 (85) 53 16 348 364
Total investments (4,527) (3,014) (7,541) (24,024) 28,533 4,509
Residential mortgage loans 134 4,095 4,229 (4,075) 3,725 (350)
Construction loans 4,190 259 4,449 3,751 3,710 7,461
C&I and commercial mortgage loans 25,143 15,153 40,296 8,618 75,081 83,699
Finance leases 6,868 1,441 8,309 11,737 2,330 14,067
Consumer loans 13,623 6,888 20,511 26,758 12,456 39,214
Total loans 49,958 27,836 77,794 46,789 97,302 144,091
Total interest income $ 45,431 $ 24,822 $ 70,253 $ 22,765 125,835 $ 148,600
Interest expense on interest-bearing liabilities:
Time deposits $ 11,890 $ 25,217 $ 37,107 $ 3,574 $ 46,929 $ 50,503
Brokered CDs 13,992 1,211 15,203 11,608 3,522 15,130
Other interest-bearing deposits (1,537) 16,873 15,336 (5,011) 78,478 73,467
Securities sold under agreements to repurchase (2,757) - (2,757) (6,282) 1,496 (4,786)
Advances from the FHLB (1,905) (137) (2,042) 15,066 4,406 19,472
Other borrowings (2,044) 495 (1,549) (805) 6,074 5,269
Total interest expense 17,639 43,659 61,298 18,150 140,905 159,055
Change in net interest income $ 27,792 $ (18,837) $ 8,955 $ 4,615 $ (15,070) $ (10,455)
Portions of the Corporation’s

interest-earning assets, mostly investments

in obligations of some U.S.

government agencies and U.S.
GSEs, generate

interest that

is exempt

from income

tax, principally

in Puerto

Rico. Also,

interest and

gains on

sales of

investments
held by

the Corporation’s

international banking

entities (“IBEs”)

are tax-exempt

under Puerto

Rico tax

law (see

Note 20

– “Income
Taxes

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
Year Ended December 31,
2024 2023 2022
(Dollars in thousands)
Interest income - GAAP 1,095,153 $ 1,023,486 $ 862,614
Unrealized loss (gain) on derivative instruments - 8 (30)
Interest income excluding valuations - non-GAAP 1,095,153 1,023,494 862,584
Tax-equivalent adjustment 19,433 20,839 33,149
Interest income on a tax-equivalent basis

and excluding valuations - non-GAAP
1,114,586 $ 1,044,333 $ 895,733
Interest expense - GAAP 287,674 $ 226,376 $ 67,321
Net interest income - GAAP 807,479 $ 797,110 $ 795,293
Net interest income excluding valuations - non-GAAP 807,479 $ 797,118 $ 795,263
Net interest income on a tax-equivalent basis

and excluding valuations - non-GAAP
826,912 $ 817,957 $ 828,412
Average Balances

Loans and leases 12,355,496 $ 11,726,304 $ 11,199,013
Total securities, other short-term investments and interest-bearing cash balances
6,629,868 7,181,048 8,112,842
Average Interest-Earning Assets 18,985,364 $ 18,907,352 $ 19,311,855
Average Interest-Bearing Liabilities 11,840,390 $ 11,370,689 $ 11,120,732
Average Assets
(1)
18,961,356 $ 18,706,423 $ 19,378,649
Average Non-Interest-Bearing Deposits 5,351,124 $ 5,741,345 $ 6,391,171
Average Yield/Rate
Average yield on interest-earning assets - GAAP 5.77% 5.41% 4.47%
Average rate on interest-bearing liabilities - GAAP 2.43% 1.99% 0.61%
Net interest spread - GAAP 3.34% 3.42% 3.86%
Net interest margin - GAAP 4.25% 4.22% 4.12%
Average yield on interest-earning assets excluding valuations

- non-GAAP
5.77% 5.41% 4.47%
Average rate on interest-bearing liabilities 2.43% 1.99% 0.61%
Net interest spread excluding valuations

- non-GAAP
3.34% 3.42% 3.86%
Net interest margin excluding valuations - non-GAAP 4.25% 4.22% 4.12%
Average yield on interest-earning assets on a tax-equivalent basis and excluding
valuations - non-GAAP 5.87% 5.52% 4.64%
Average rate on interest-bearing liabilities 2.43% 1.99% 0.61%
Net interest spread on a tax-equivalent basis

and excluding valuations - non-GAAP
3.44% 3.53% 4.03%
Net interest margin on a tax-equivalent basis and excluding

valuations - non-GAAP
4.36% 4.33% 4.29%
(1) Includes, among other things, the ACL on loans and finance leases and debt securities, as well as unrealized gains and losses on available-for-sale debt securities.

Net

interest

income

amounted

to

$807.5

million

for

the

year

ended

December

31,

2024,

an

increase

of

$10.4

million

when
compared to $797.1 million for same period in 2023. The $10.4 million increase in net interest income was primarily due to:
●
A $74.9 million increase in interest income on loans,

including:
-
A $41.8

million

increase

in

interest income

on

commercial

and

construction

loans,

driven

by

a

$29.8

million

increase
associated

with

a

$411.2

million

increase

in

the

average

balance,

and

a

$12.0

million

increase

related

to

the

effect

of
higher market interest rates on the upward repricing of variable-rate loans and on new loan originations.
As

of

December

31,

2024,

the

interest

rate

on

approximately

53%

of

the

Corporation’s

commercial

and

construction
loans was tied

to variable

rates, with 33%

based upon

SOFR of 3

months or

less, 12% based

upon the

Prime rate index,
and 8% based

on other indexes.

For the year

ended December 31,

2024, the average

one-month SOFR increased

4 basis
points, the

average three-month

SOFR decreased

11

basis points,

and the

average Prime

rate increased

12 basis

points,
compared to the average rates for such indexes for the year ended December

31, 2023.
-
A

$28.8

million

increase

in

interest

income

on

consumer

loans

and

finance

leases,

primarily

due

to

a

$215.4

million
increase in the average balance of this portfolio, mainly auto loans and finance leases.
●
A $61.3 million increase in interest expense on interest-bearing liabilities, consisting of:
-
A

$37.1

million

increase

in

interest

expense

on

time

deposits,

excluding

brokered

CDs,

of

which

$25.2

million

was
related to higher

rates in 2024

on new issuances

and renewals,

also associated with

the higher

interest rate environment,
and $11.9

million was driven

by a $408.8

million increase

in the average

balance. The

average cost of

time deposits for
2024,

excluding brokered CDs, increased 87 bps to 3.52% as compared to 2.65%

for the same period in 2023.
-
A $15.3 million

increase in interest expense

on interest-bearing checking

and saving accounts,

also related to

the overall
higher interest

rate environment. The

average cost of

interest-bearing checking

and saving accounts

increased by

22 bps
to

1.53%

for

2024

as

compared

to

1.31%

for

the

same

period

in

2023,

mostly

driven

by

government

deposits

in

the
Puerto Rico

region. Excluding

government deposits,

the average

cost of

interest-bearing checking

and savings

accounts
for 2024 was 0.78%, compared to 0.70% for the same period in 2023.
-
A

$15.2

million

increase

in

interest

expense

on

brokered

CDs,

driven

by

a

$278.6

million

increase

in

the

average
balance.
Partially offset by:
-
A

$6.3

million

decrease

in

interest

expense

on

borrowings,

mainly

due

to

a

$2.8

million

decrease

on

short-term
repurchase agreements

since they

were not

used as

a funding

source during

2024; a

$2.0 million

decrease on

advances
from the FHLB, mainly

associated with a $40.9

million decrease in the average

balance;

and a $1.5 million

decrease due
to redemptions of junior subordinated debentures.
●
A

$3.2

million

decrease

in

interest

income

from

total

investments,

mainly

due

to

a

$10.4

million

net

decrease

in

interest
income

from

debt

securities,

mainly

associated

with

a

$679.9

million

decrease

in

the

average

balance

driven

by

the effect
during 2024

of $623.4

million in

maturities of

debt securities

with an

average yield

of 0.74%

as well

as repayments

of U.S.
agencies

MBS

and

debentures,

partially

offset

by

a

$6.7

million

increase

in

interest

income

from

interest-bearing

cash
balances,

which

consisted

primarily

of cash

balances

deposited at

the

FED, mainly

due to

a $126.9

million

increase

in the
average balance.
Net

interest

margin

for

the

year

ended

December

31,

2024

was

4.25%,

compared

to

4.22%

for

the

same

period

in

2023.

The
increase

in the

net interest

margin

was driven

by a

change in

asset mix

resulting

from

an increase

in interest-bearing

cash balances
deposited at the FED as a result of an increase in deposits, and the deployment of cash flows from lower-yielding investment securities
to fund

loan growth

as well

as the

effect

of the

higher

interest rate

environment

on commercial

and

consumer

loan yields,

partially
offset by a

higher cost of

funds associated with

the higher interest

rate environment

combined with a

change in deposit

mix reflecting
a continued migration

from non-interest-bearing

and other low-cost deposits

to higher-cost deposits,

as well as the

increase in balance
of brokered CDs.

Provision for Credit Losses
The provision

for credit

losses for

loans and

finance leases was

$62.9 million

for the year

ended December

31, 2024,

compared to
$66.6 million for the year ended December 31, 2023. The variances by major portfolio category were as follows:
●
Provision for credit

losses for the

commercial and construction

loan portfolios was

a net benefit

of $17.5 million

for the year
ended of December 31,

2024, compared to an expense

of $5.7 million for the

year ended December 31, 2023.

The net benefit
recorded

during

2024

was

associated

with

the

improved

financial

condition

of

certain

borrowers,
an

improvement

on

the
economic outlook of

certain macroeconomic variables,

particularly variables associated

with commercial

real estate property
performance

and the

forecasted CRE

price index;

a recovery

of $5.0

million associated

with a

C&I loan

in the

Puerto Rico
region,

and

$1.2

million

in

recoveries

of

two

commercial

loans

in

the

Florida

region;

partially

offset

by

portfolio

growth.
Meanwhile, the expense

recorded during 2023

was mainly due

to the increase

in the size of

the commercial and

construction
loan portfolios,

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
●
Provision

for

credit losses

for

the residential

mortgage

loan portfolio

was a

net benefit

of $16.2

million

for the

year ended
December 31, 2024,

compared to a net benefit

of $6.9 million for

year ended December 31,

2023. The increase

in net benefit
recorded during

2024 was

driven by

updated historical

loss experience

used for

determining the

ACL estimate

resulting in

a
downward

revision

of

estimated

loss

severities

and

lower

required

reserve

levels

as

further

explained

in

Note

4

–

“Loans
Held

for

Investment,”

and

a

higher

benefit

associated

with

updated

macroeconomic

variables,

mainly

in

the

long-term
projection of the unemployment rate in the Puerto Rico region,

partially offset by newly originated loans.
●
Provision

for credit

losses for

the consumer

loan and

finance lease

portfolios

was an

expense of

$96.6

million for

the year
ended December

31, 2024, compared

to an expense

of $67.8

million for

the year ended

December 31,

2023. The

increase in
provision expense

was driven

by higher

charge-off

and delinquency

levels in

these portfolios

and portfolio

growth, partially
offset

by

a

$10.0

million

recovery

associated

with

the

bulk

sale

of

fully

charged-off

loans

recorded

during

2024

and

an
improvement

on

the

economic

outlook

of

certain

macroeconomic

variables,

mainly

in

the projection

of

the unemployment
rate.

Provision for credit losses for

unfunded loan commitments
The

provision

for

credit losses

for

unfunded

commercial

and

construction

loan

commitments and

standby

letters of

credit for

the
year ended December 31, 2024 was a net benefit of

$1.5 million, compared to an expense of $0.4 million

for the year ended December
31,

2023. The

net benefit

recorded during

2024 was

driven by

an improvement

on the

economic

outlook

of certain

macroeconomic
variables, particularly in variables associated with the CRE price index.

Provision for credit losses for

held-to-maturity and available-for-sale debt securities
The provision

for credit

losses for

held-to-maturity

debt securities

was a

net benefit

of $1.4

million for

the year

ended December
31, 2024, compared

to a net

benefit of $6.1

million for the

year ended

December 31, 2023.

The net benefit

recorded during

2023 was
driven

by the

refinancing of

a $46.5

million

municipal bond

into a

shorter-term

commercial loan

structure

and, to

a lesser

extent,

a
reduction in qualitative reserves driven by updated financial information of certain bond issuers received during 2023.
The provision for

credit losses for

available-for-sale debt

securities for the

year ended December

31, 2024 was

a net benefit

of $50
thousand, compared to an expense of $20 thousand for the year ended December

31, 2023.

Non-Interest Income
Non-interest income

for the

year ended

December 31,

2024 amounted

to $130.7

million, compared

to $132.7

million for

the same
period in 2023. Non-interest income for the year ended

December 31, 2023 included the following Special Items: the $3.6 million gain
recognized

from

a

legal

settlement,

included

as part

of “other

non-interest

income,”

and

the

$1.6

million

gain

on

the repurchase

of
$21.4

million

in

junior

subordinated

debentures,

reported

as

“gain

on

early

extinguishment

of

debt.”

See

“Non-GAAP

Financial
Measures and

Reconciliations” above

for additional

information. On

a non-GAAP

basis, excluding

the effect

of these

Special Items,
adjusted non-interest income increased by $3.2 million primarily due to:
●
A

$2.8

million

increase

in

card

and

processing

income,

mainly

in

merchant-related

fees

due

to

higher

transactional
volumes.
●
A $2.1 million

increase in revenues

from mortgage banking

activities, driven by

a $2.1 million increase

in the net

realized
gain on sales

of residential mortgage

loans in the

secondary market mainly

due to higher

margins. During

2024 and 2023,
net

realized

gains

of

$5.4

million

and

$3.3

million,

respectively,

were

recognized

as

a

result

of

GNMA

securitization
transactions and whole loan sales to U.S. GSEs amounting to $160.0 million and

$155.2 million, respectively.
●
A $0.8 million increase in insurance commission income,

mainly related to higher contingent commissions.
●
A $0.8

million increase

in service

charges and

fees on

deposit accounts,

in part

due to

an increase

in the

number of

cash
management transactions of commercial clients.

Partially offset by:
●
A $3.3

million decrease

in adjusted

other non-interest

income mainly

due to

a $3.0

million gain

recognized during

2023
associated with the sale of a banking premise in the Florida region.
Non-Interest Expenses
Non-interest expenses for

the year ended December

31, 2024 amounted to $487.1

million, compared to $471.4

million for the same
period in 2023. The efficiency

ratio for 2024 was 51.92%, compared

to 50.70% for the same period in 2023.

Non-interest expenses

for
the years ended

December 31, 2024

and 2023 include

the $1.1 million

and $6.3 million

FDIC special assessment

expense. See “Non-
GAAP Financial Measures

and Reconciliations”

above for additional

information. On

a non-GAAP basis,

excluding the

effect of

this
Special Item, adjusted non-interest expenses

increased by $20.9 million primarily due to:
●
A $12.8

million increase

in employees’

compensation and

benefits expenses,

driven by

annual salary

merit increases

and
increases

in

bonuses

accruals,

stock-based

compensation

expense,

and

matching

contributions

to

the

employees’
retirement plan.
●
A

$3.6

million

increase

in

professional

service

fees,

mainly

due

to

a

$2.4

million

increase

in

consulting

fees

driven

by
information technology infrastructure enhancements,

and a $0.8 million increase in outsourced technology service fees.
●
A

$2.5

million

increase

in

occupancy

and

equipment

expenses,

mainly

related

to

an

increase

in

maintenance

charges,
partially offset by a decrease in depreciation charges.
●
A $1.6 million increase in credit and debit card processing fees, driven by higher transactional volumes.
●
A $1.3 million increase in other

non-interest expenses, mainly due to

a $3.5 million increase in charges

for operational and
fraud

losses,

partially

offset

by

a

decrease

of

$1.3

million

in

the

amortization

of

intangible

assets

(mainly

from

core
deposit intangible

assets related

to savings

accounts from

the Banco

Santander Puerto

Rico acquisition,

which were

fully
amortized in 2024),

and a $0.7 million favorable variance in net periodic (benefit) cost of pension plans.
●
A $1.0 million increase in taxes, other than income taxes, primarily related to higher municipal license taxes.
Partially offset by:
●
A $2.0 million decrease in business promotion expenses, as a result of lower marketing efforts.

Income Taxes
For

the

year

ended

December

31,

2024,

the

Corporation

recorded

an

income

tax

expense

of

$92.5

million,

compared

to

$94.6
million, for the same period in 2023.

The decrease in income tax expense was mainly due to lower pre-tax income.
The

Corporation’s

annual effective

tax rate,

excluding

entities with

pre-tax

losses from

which

a tax

benefit cannot

be recognized
and discrete

items, was 23.0

%

for the

year ended

December 31,

2024, compared

to 23.5% for

the same period

in 2023. The

effective
tax rate

of the Corporation

is impacted by,

among other

things, the

relationship of

taxable to exempt

income.

See Note 20

– “Income
Taxes”

to the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.

As of

December 31,

2024, the

Corporation had

a net

deferred tax

asset of

$136.4 million,

net of

a valuation

allowance of

$119.1
million,

compared to

a net

deferred tax

asset of

$150.1

million,

net of

a valuation

allowance of

$139.2 million,

as of

December 31,
2023.

The decrease in the net deferred

tax asset was mainly related to

the usage of alternative minimum

tax credits and the decrease

in
the ACL.

Meanwhile, the

decrease in

the valuation

allowance was

primarily

related to

changes in

the market

value of

available-for-
sale

debt

securities

and

the

expiration

of

capital

loss

carryforwards,

both

which

resulted

in

an

equal

change

in

the

net

deferred

tax
asset without impacting earnings.

OPERATING SEGMENTS
The Corporation’s

operating segments

are based

primarily on

the Corporation’s

lines of

business for

its operations

in Puerto

Rico,
the Corporation’s

principal market,

and by

geographic areas

for its

operations outside

of Puerto

Rico. As

of December

31, 2024,

the
Corporation

had

six

reportable

segments:

Mortgage

Banking;

Consumer

(Retail)

Banking;

Commercial

and

Corporate

Banking;
Treasury and

Investments; United States Operations;

and Virgin

Islands Operations. The Chief Executive

Officer (“CEO”), who

is the
designated

chief

operating

decision

maker

(“CODM”),

as

ultimate

decision

maker,

evaluates

performance

and

allocates

resources
based

on financial

information

provided

by management.

In determining

the reportable

segments,

the

Corporation

considers

factors
such as

the organizational

structure, nature

of the

products,

distribution

channels, customer

relationship

management,

and economic
characteristics of

the business

lines. For

additional information

regarding First

BanCorp.’s

reportable

segments, please

refer

to Note
25, “Segment Information” to the audited financial statements included in Part II, Item 8 of this Form 10-K.
The accounting

policies for

segment reporting

are consistent with

those described

in Note 1,

“Nature of

Business and

Summary of
Significant

Accounting

Policies” to

the audited

financial

statements

included

in Part

II, Item

8 of

this Form

10-K.

The Corporation
evaluates the performance

of the segments based

on net interest income,

the provision for

credit losses, non-interest

income, and non-
interest

expenses.

The

segments

are

also

evaluated

based

on

the

average

volume

of

their

interest-earning

assets

(net

of

fair

value
adjustments of investment securities and the ACL).

The Corporation

uses a

funds transfer

pricing system

to match fund

lending and

deposit gathering

functions with

the Treasury

and
Investments

segment

centrally

managing

funding

by

providing

funds

to

the

Mortgage

Banking,

Consumer

(Retail)

Banking,
Commercial

and

Corporate

Banking,

the

United

States

Operations,

and

the

Virgin

Islands

Operations

segments

to

support

their
lending

activities

and

compensating

these

units

for

deposits

gathered.

The

mismatch

between

funds

provided

and

funds

used

is
managed

by

the

Treasury

and

Investments

segment.

The

funds

transfer

pricing

charged

or

credited

are

calculated

using

the
SOFR/swap curve with term rates-based approach,

adjusted for a funding spread that reflects the Corporation’s cost of funds.

During the

fourth quarter

of 2024,

the Corporation

adopted Accounting

Standard Update

(“ASU”) 2023-07.

In addition,

as part

of
the

Corporation’s

ongoing

efforts

to

enhance

internal

reporting,

in

the

fourth

quarter

of

2024,

the

Corporation

refined

its

segment
performance methodology.

These refinements align

with improvements in

internal reporting and

included changes in

the allocation of
support

units

and

overhead

expenses,

measurement

of

funds

transfer

pricing

(“FTP”),

and

recharacterization

of

certain

business
products.

As such,

to ensure

comparability,

prior period

segment

results have

been recast

to reflect

these refinements.

For the

years
2023

and

2022,

updated

segment

results

include

support

centers

and

overhead

expense

allocations

of

$168.7

million

and

$155.3
million, respectively,

which mainly impacted

the Consumer (Retail)

Banking segment. In

both periods, the

allocation of support

units
and overhead expenses primarily affected the

expense categories of employee’s

compensation and benefits, occupancy and equipment,
and professional

service fees.

See Note

25, “Segment

Information”, to

the audited

financial statements

included in

Part II,

Item 8

of
this Form 10-K for a detailed discussion of ASU 2023-07 adoption and key refinements and their impact on segment reporting.

Mortgage Banking
The Mortgage Banking

segment conducts its operations

primarily through FirstBank.

This segment consists of

the origination, sale,
and

servicing

of

a

variety

of

residential

mortgage

loan

products.

Originations

are

sourced

through

different

channels,

such

as
FirstBank branches

and purchases

from mortgage

bankers, and

in association

with new

project developers.

This segment

focuses on
originating residential real estate loans, including those that conform to the Federal Housing Administration (the “FHA”), the Veterans
Administration

(the

“VA”),

and

U.S.

Department

of

Agriculture

Rural

Development

(“RD”)

standards.

Loans

that

meet

FHA’s
standards qualify for FHA’s

insurance, while loans that meet VA

or RD standards are guaranteed by the respective federal agencies.
Mortgage

loans

that

do

not

qualify

for

the

FHA,

VA,

or

RD

programs

are

referred

to

as

conventional

loans,

which

can

be
conforming or non-conforming. Conforming

loans are those that meet the

standards for sale under the U.S.

Federal National Mortgage
Association

(“FNMA”)

and

the

U.S.

Federal

Home

Loan

Mortgage

Corporation

(“FHLMC”)

programs.

Loans

that

do

not

meet
FNMA

or

FHLMC

standards

are

referred

to

as

non-conforming

residential

real

estate

loans.

The

Mortgage

Banking

segment

also
acquires

and

sells mortgages

in the

secondary

market.

Conforming

residential

real estate

loans are

sold to

investors

such

as FNMA
and FHLMC, and the Corporation has commitment authority to issue GNMA

MBS.
For the year ended December 31, 2024, segment income before

taxes for the Mortgage Banking segment increased to $58.5 million, compared to $55.0 million for the same period in 2023. The highlights of the segment’s financial results are as follows

:
●
Net interest

income for

the year

ended December

31, 2024

was $72.5

million, compared

to $75.8

million for

the same
period in

2023. The

decrease in

net interest

income of

$3.3 million

was primarily

attributable to

a change

in asset

mix
and related funding costs.
●
The provision

for credit

losses for

the year ended

December 31,

2024 was

a net benefit

of $15.5

million, compared

to a
net benefit

of $7.9

million for

the same

period in

2023. The

increase in

net benefit

recorded during

2024 was

driven by
updated historical

loss experience used

for determining

the ACL estimate

resulting in

a downward

revision of estimated
loss

severities

and

lower

required

reserve

levels

as

further

explained

in

Note

4

–

“Loans

Held

for

Investment,”

and

a
higher

benefit

associated

with

updated

macroeconomic

variables,

mainly

in

the

long-term

projection

of

the
unemployment rate, partially offset by newly originated

loans.
●
Non-interest income

for the

year ended

December 31,

2024 was

$13.5 million,

compared to

$11.2

million for

the same
period

in

2023.

The

increase

of

$2.3

million

was driven

by an

increase

in

the

net

realized

gain

on

sales of

residential
mortgage loans in the secondary market mainly due to higher margins.
●
Non-interest expenses for the year ended December 31, 2024 were $43.0 million, compared to $39.9 million for the same
period in

2023. The

increase of

$3.1 million

was driven

by: (i)

a $1.6

million increase

in employees’

compensation and
benefits

expenses,

mainly

related

to

annual

salary

merit

increases

and

increases

in

bonuses

accruals

and

matching
contributions to the

employees’ retirement plan;

(ii) a $1.8

million decrease in

net gains on

OREO operations, driven

by
a

decrease

in net

realized

gains on

sales of

residential

OREO properties

in

the Puerto

Rico

region;

(iii)

a $0.6

million
increase

in

professional

service

fees,

driven

by

higher

collections,

appraisals,

and

credit-related

fees;

and

(iv)

a

$0.4
million

increase

in taxes,

other than

income taxes,

primarily

related

to higher

municipal license

taxes. These

variances
were partially

offset by

a $1.0

million decrease

in FDIC

deposit insurance

expense due

to the

lower special

assessment
charge recognized during 2024.

Consumer (Retail) Banking
The

Consumer

(Retail)

Banking

segment

includes

the

Corporation’s

consumer

lending,

commercial

lending

to

small

businesses,
commercial

transaction

banking,

and

deposit-taking

activities

(other

than

those assigned

to

the

Commercial

and

Corporate

Banking
segment) primarily

conducted through

FirstBank’s

branch network

and loan

centers in Puerto

Rico.

Retail deposits

gathered through
each branch

of FirstBank’s

retail network

serve as one

of the funding

sources for the

lending and

investing activities.

Other activities
included in this segment are insurance activities in the Puerto Rico region.
For

the

year

ended

December

31,

2024,

segment

income

before

taxes

for

the

Consumer

(Retail)

Banking

segment

increased

to
$243.3

million,

compared

to

$210.4

million

for

the

same

period

in

2023.

The

highlights

of

the

segment’s

financial

results

are

as
follows:
●
Net interest income

for the year ended

December 31, 2024 was

$550.8 million, compared

to $484.3 million

for the same
period in

2023. The increase

of $66.6

million was primarily

driven by

higher income

from funds loaned

to the Treasury
and

Investments

segment,

which

resulted

from higher

market interest

rates

and

higher

average deposit

balances

which
more than offset the increase in interest rates paid on retail deposits.
●
The

provision

for

credit

losses

for

the

year

ended

December

31,

2024

increased

by

$29.2

million

to

$95.3

million,
compared to

$66.1 million for

the same period

in 2023. The

increase in provision

expense was driven

by higher charge-
off and delinquency levels

and portfolio growth, partially offset by

a $10.0 million recovery associated with

the bulk sale
of fully charged-off

loans recorded during 2024 and

an improvement on the economic outlook

of certain macroeconomic
variables, mainly in the projection of the unemployment rate.
●
Non-interest income

for the

year ended

December 31,

2024 was

$96.2 million,

compared to

$92.6 million

for the

same
period in 2023. The increase of $3.6 million was driven

by a $2.4 million increase in card and processing income,

mainly
in

merchant-related

fees

due

to

higher

transactional

volumes,

and

a

$0.9

million

increase

in

insurance

commission
income, mainly related to higher contingent commissions.

●
Non-interest

expenses for

the year

ended December

31, 2024

were $308.4

million, compared

to $300.4

million for

the
same period in 2023.

The increase of $8.0 million

was driven by: (i) a

$5.8 million increase in employees’

compensation
and

benefits

expenses,

mainly

related

to

annual

salary

merit

increases

and

increases

in

bonuses

accruals,

stock-based
compensation

expense,

and

matching

contributions

to

the

employees’

retirement

plan;

(ii)

a

$2.3

million

increase

in
professional service

fees, driven

by information

technology infrastructure

enhancements; (iii)

a $1.5

million increase

in
occupancy and

equipment expenses;

and (iv)

a $1.4

million increase

in credit

and debit

card processing

fees, driven

by
higher transactional volumes.

These variances were partially

offset by a $1.6

million decrease in FDIC deposit

insurance
expense

due

to

a

lower

special

assessment

charge

recognized

during

2024,

and

a

$1.5

million

decrease

in

business
promotion expenses, as a result of lower marketing efforts.

Commercial and Corporate Banking
The

Commercial

and

Corporate

Banking

segment

consists

of

the

Corporation’s

lending

and

other

services

for

large

customers
represented

by

specialized

and

middle-market

clients

and

the

government

sector.

This

segment

consists

of

the

Corporation’s
commercial lending (other than small

business commercial loans) and commercial

deposit-taking activities (other than the

government
sector). A substantial

portion of the

commercial and corporate

banking portfolio is

secured by the underlying

real estate collateral

and
the personal guarantees from the borrowers.

For

the

year

ended

December

31,

2024,

segment

income

before

taxes

for

the

Commercial

and

Corporate

Banking

segment
increased to $137.9

million, compared to $119.8

million for the same

period in 2023. The

highlights of the segment’s

financial results
are as follows:
●
Net interest income

for the year ended

December 31, 2024 was

$157.7 million, compared

to $142.3 million

for the same
period

in 2023.

The increase

of $15.3

million

was primarily

attributable

to a

$22.7

million

increase

in interest

income
due to

higher average

loan balances

combined with

the effect

of higher

market interest

rates on

the upward

repricing of
variable-rate

loans.

These

factors

were

partially

offset

by

a

$6.5

million

increase

in

the

cost

of

funds

charged

to

this
segment resulting from higher market interest rates.
●
The provision

for credit

losses for

the year ended

December 31,

2024 was

a net benefit

of $12.9

million, compared

to a
net benefit

of $6.0

million

for the

same period

in 2023.

The net

benefit

recorded

during 2024

was associated

with the
improved financial

condition of

certain borrowers;

a recovery

of $5.0

million associated

with a

C&I loan

in the

Puerto
Rico

region;

and

an

improvement

on

the

economic

outlook

of

certain

macroeconomic

variables,

particularly

variables
associated

with

commercial

real

estate

property

performance

and

the

forecasted

CRE

price

index;

partially

offset

by
portfolio growth.

Meanwhile, the

net benefit

recorded during

2023 reflects

an improvement

on the

economic outlook

of
certain

macroeconomic

variables such

as the

unemployment rate,

partially offset

by a

$1.7 million

incremental

reserve
associated

with

the

inflow

to

nonaccrual

status

of

a

$9.5

million

C&I

loan

and

a

$1.0

million

charge

recorded

on

a
nonaccrual commercial mortgage loan transferred to OREO during 2023.
●
Non-interest

income

for the

year ended

December 31,

2024 was

$7.0

million,

compared to

$11.1

million

for the

same
period

in

2023.

The

decrease

of

$4.1

million

was

driven

by

the

$3.6

million

gain

recognized

in

2023

from

a

legal
settlement.

●
Non-interest expenses for the year ended December 31, 2024 were $39.7 million, compared to $39.6 million for the same
period in 2023.

The increase of

$0.1 million was

mainly due to

a $2.1 million

increase in employees’

compensation and
benefits

expenses,

mainly

related

to

annual

salary

merit

increases

and

increases

in

bonuses

accruals

and

stock-based
compensation

expense; a

$0.8 million

increase

in taxes,

other than

income taxes,

primarily

related

to higher

municipal
license taxes; and a $0.7

million increase in occupancy and equipment

expenses. These variances were partially

offset by
a

$2.6

million

increase

in

net

gains

on

OREO

operations,

driven

by

a

$2.3

million

realized

gain

on

the

sale

of

a
commercial

real

estate

OREO

property

in

the

Puerto

Rico

region

during

2024;

and

a

$1.4

million

decrease

in

FDIC
deposit insurance expense due to a lower special assessment charge recognized during 2024.

Treasury and

Investments
The

Treasury

and

Investments

segment

is

responsible

for

the

Corporation’s

investment

portfolio

and

treasury

functions.

The
treasury

function centrally

manages funding

by providing

funds to

the Mortgage

Banking,

Consumer (Retail)

Banking,

Commercial
and

Corporate

Banking,

United

States

Operations,

and

Virgin

Islands

Operations

segments

to

support

their

respective

lending
activities and by

compensating these

units for deposits

gathered. The

Treasury function

also obtains funds

through brokered

deposits,
advances from the FHLB, and repurchase agreements involving investment securities, among other funding sources.
The

investment

function

is intended

to

implement

a

funding

strategy

for

the

purposes of

liquidity

management,

interest rate

risk
management and earnings enhancement.
The funds

transfer pricing

charged

or credited

by Treasury

and Investments

are calculated

using the

SOFR/swap curve

with term
rates, adjusted for a funding spread that reflects the Corporation’s cost of funds.
For the

year ended

December 31,

2024, segment

loss before

taxes for

the Treasury

and Investments

segment was

$120.8 million,
compared to $38.4 million for the same period in 2023. The highlights of the segment’s financial results are as follows:
●
Net

interest

loss

for

the

year

ended

December

31,

2024

was

$112.1

million,

compared

to

$31.9

million

for

the

same
period in

2023. The

increase in

net interest

loss of

$80.3 million

was primarily

due to

a higher

charge on

funds loaned
from the Consumer (Retail) Banking segment.
●
Non-interest

income

for

the

year

ended

December

31,

2024

was

$0.5

million,

compared

to

$2.1

million

for

the

same
period in

2023. The

decrease was

driven by

the $1.6

million gain,

recognized during

2023, on

the repurchase

of $21.4
million in junior subordinated debentures.

●
Non-interest expenses

for the

year ended

December 31,

2024 were

$9.2 million,

compared to

$8.6 million

for the

same
period in 2023. The increase of $0.6 million was mainly in professional service fees.

United States Operations
The United

States Operations

segment

consists of

all banking

activities conducted

by FirstBank

on the

U.S. mainland.

FirstBank
provides a wide

range of banking services

to individual and corporate

customers,

primarily in southern

Florida, through eight

banking
branches.

This

segment

offers

a

variety

of

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
For the

year ended

December 31,

2024, segment

income before

taxes for

the United

States Operations

segment increased

to $42.7
million, compared to $26.2 million for the same period in 2023. The highlights of the segment’s financial results are

as follows:
●
Net interest

income for

the year

ended December

31, 2024

was $78.0

million, compared

to $70.8

million for

the same
period in 2023. The increase of $7.2 million

was mainly related to higher average loan balances combined

with the effect
of

higher

market

interest

rates

on

the

upward

repricing

of

variable-rate

loans

and

on

new

loan

originations

in

the
commercial and construction loan portfolios, that outweighed the impact of the increase in interest rates paid on deposits.
●
The provision

for credit

losses for

the year ended

December 31,

2024 was

a net benefit

of $6.7

million, compared

to an
expense

of

$8.6

million

for

the

same

period

in

2023.

The

net

benefit

recorded

during

2024

was

associated

with

an
improvement

on

the

economic

outlook

of

certain

macroeconomic

variables,

particularly

variables

associated

with
commercial real

estate property

performance and

the forecasted

CRE price

index; and

$1.2 million

in recoveries

of two
commercial loans;

partially offset

by portfolio

growth. Meanwhile,

the provision

for credit

losses recorded

during 2023
was

mainly

due

to

a

$6.0

million

charge

associated

with

a

nonaccrual

C&I

participated

loan

in

the

power

generation
industry.

●
Non-interest

income

for

the

year

ended

December

31,

2024

was

$3.6

million,

compared

to

$6.8

million

for

the

same
period in

2023. The

decrease of

$3.2 million

was mainly

due to

a $3.0

million gain

recognized during

2023 associated
with the sale of a banking premise.
●
Non-interest expenses for the year ended December 31, 2024 were $45.6 million, compared to $42.8 million for the same
period

in

2023.

The

increase

of

$2.8

million

was

driven

by

a

$2.2

million

increase

in

employees’

compensation

and
benefits

expenses,

mainly

related

to

annual

salary

merit

increases

and

increases

in

bonuses

accruals,

stock-based
compensation expense, and matching contributions to the employees’

retirement plan.

Virgin

Islands Operations
The Virgin

Islands Operations

segment consists

of all

banking activities

conducted by

FirstBank in

the USVI

and BVI,

including
commercial and consumer

banking services.

This segment operates

through eight banking

branches serving in

the USVI islands of

St.
Thomas,

St.

Croix,

and

St.

John,

as

well

as

the

island

of

Tortola

in

the

BVI.

This

segment’s

primary

business

activities

include
consumer

and

commercial

lending,

and

deposit-taking

activities. Retail

deposits

gathered

through

each branch

serve as

the

primary
funding sources for the segment’s lending

activities.
For the year

ended December 31,

2024, segment

income before taxes

for the Virgin

Islands Operations segment

increased to $29.7
million, compared

to $24.6

million for

the same

period in

2023. The

increase was

mainly due

to higher

income from

funds loaned

to
other business segments

resulting from higher

market interest rates

that outweighed the

impact of the increase

in interest rates paid

on
government time deposits.

FINANCIAL CONDITION AND OPERATING

DATA

ANALYSIS
Financial Condition

The following table presents an average balance sheet of the Corporation for the indicated

periods:
December 31,
2024 2023 2022
(In thousands)
ASSETS
Interest-earning assets:

Money market and other short-term investments
$ 710,945 $ 584,083 $ 1,156,127

U.S. and Puerto Rico government obligations
2,517,327 2,843,284 2,870,889

MBS
3,348,925 3,702,908 4,052,660

FHLB stock
34,161 36,606 20,419

Other investments
18,510 14,167 12,747

Total investments
6,629,868 7,181,048 8,112,842

Residential mortgage loans
2,816,732 2,814,102 2,886,594

Construction loans
221,822 172,952 121,642

Commercial loans
5,606,827 5,244,503 5,092,638

Finance leases
879,437 789,870 636,507

Consumer loans
2,830,678 2,704,877 2,461,632

Total loans
12,355,496 11,726,304 11,199,013

Total interest-earning assets, excluding valuation

allowances and ACL
18,985,364 18,907,352 19,311,855
Total non-interest-earning assets 578,900 573,010 603,728
Valuation allowances and ACL (1) (602,908) (773,939) (536,934)

Total assets
$ 18,961,356 $ 18,706,423 $ 19,378,649
LIABILITIES
Interest-bearing liabilities:

Time deposits
$ 2,999,078 $ 2,590,313 $ 2,213,145

Brokered CDs
627,454 348,829 69,694

Other interest-bearing deposits
7,567,514 7,664,793 8,279,320

Interest-bearing deposits
11,194,046 10,603,935 10,562,159

Securities sold under agreements to repurchase
245 54,570 194,948

Advances from the FHLB
500,055 541,000 179,452

Other borrowings
146,044 171,184 184,173

Total interest-bearing liabilities
11,840,390 11,370,689 11,120,732
Total non-interest-bearing liabilities
(2)
5,556,423 5,950,495 6,622,638

Total liabilities
17,396,813 17,321,184 17,743,370
STOCKHOLDERS’ EQUITY

Stockholders’ equity
1,564,543 1,385,239 1,635,279
Total liabilities and stockholders' equity $ 18,961,356 $ 18,706,423 $ 19,378,649
(1) Includes, among other things, the ACL on loans and finance leases and debt securities, as well as unrealized gains and losses on available-for-sale debt securities.
(2) Includes, among other things, non-interest-bearing deposits.
The Corporation’s

total average assets

were $19.0

billion for the

year ended December

31, 2024, compared

to $18.7 billion

for the
year

ended December

31, 2023,

a net

increase

of $254.9

million.

The variance

primarily reflects

the following:

(i) a

$629.2 million
increase in the

average balance of

total loans,

mainly consisting

of a $411.2

million increase in

the commercial

and construction

loan
portfolios and an increase

of $215.4 million in

consumer loans, mainly in

the auto loan and

finance lease portfolios;

(ii) an increase of
$126.9

million in the average balance of interest-bearing

cash, which consisted primarily of deposits

maintained at the FED;

and (iii) a
decrease

of

$165.7

million

in

unrealized

losses

on

available-for-sale

debt

securities.

These

variances

were

partially

offset

by

a
decrease of $679.9 million in debt securities, mainly due to maturities and principal repayments of U.S. agencies MBS and debentures

,
net of purchases.
The Corporation’s

total average liabilities were

$17.4 billion for the

year ended December 31,

2024, a net increase

of $75.6 million
compared to

December 31,

2023. The

net increase

was related

to increases

of $408.8

million in

the average

balance of

non-brokered
time

deposits

and

$278.6

million

in

the

average

balance

of

brokered

CDs.

These

variances

were

partially

offset

by

a

decrease

of
$394.1 million in the average balance of non-interest-bearing liabilities, primarily in non-interest-bearing deposits, reflecting the effect
of

customers

allocating

more

cash

into

higher

yielding

alternatives;

a

decrease

of

$120.4

million

in

the

average

balance

of

total
borrowings, mainly

associated with

FHLB advances,

and the aforementioned

$100.0 million

redemption of

outstanding TruPS

;

and a
decrease of $97.3 million in interest-bearing non-maturity deposits.

Assets

The Corporation’s

total assets were $19.3

billion as of December

31, 2024, an increase

of $383.4 million from

December 31, 2023,
primarily

related

to

an

increase

in

total

loans

and

cash

and

cash

equivalents,

partially

offset

by

net

repayments

of

investment
securities.
Loans Receivable, including Loans Held for Sale
As of

December 31,

2024, the

Corporation’s

total loan

portfolio before

the ACL

amounted to

$12.8 billion,

an increase

of $569.0
million

compared

to

December

31,

2023.

In

terms

of

geography,

the

growth

consisted

of

increases

of

$290.8

million

in

the

Puerto
Rico

region,

$273.0

million

in

the

Florida

region,

and

$5.2

million

in

the

Virgin

Islands

region.

On

a

portfolio

basis,

the

growth
consisted of increases of

$454.3 million in commercial

and construction loans;

$100.1 million in consumer

loans,

primarily auto loans
and finance leases; and $14.6 million in residential mortgage loans.
As

of

December

31,

2024,

the Corporation’s

loans

held-for-investment

portfolio

was

comprised

of

commercial

and

construction
loans (48%),

consumer loans

and finance

leases (30%),

and residential

real estate

loans (22%).

Of the

total gross

loan portfolio

held
for investment

of $12.7

billion as

of December

31, 2024,

the Corporation

had credit

risk concentration

of approximately

79% in

the
Puerto Rico region,

18% in the

United States region

(mainly in the

state of Florida),

and 3% in

the Virgin

Islands region, as

shown in
the following table:
As of December 31, 2024 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,166,980 $ 156,225 $ 505,226 $ 2,828,431
Construction loans 181,607 2,820 43,969 228,396
Commercial mortgage loans 1,800,445 67,449 698,090 2,565,984
C&I loans 2,192,468 133,407 1,040,163 3,366,038

Total commercial loans
4,174,520 203,676 1,782,222 6,160,418
Consumer loans and finance leases 3,680,628 69,577 7,502 3,757,707

Total loans held for investment,

gross
$ 10,022,128 $ 429,478 $ 2,294,950 $ 12,746,556
Loans held for sale 14,558 434 284 15,276

Total loans, gross
$ 10,036,686 $ 429,912 $ 2,295,234 $ 12,761,832
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
$ 9,738,504 $ 424,718 $ 2,022,261 $ 12,185,483
Loans held for sale 7,368 - - 7,368

Total loans, gross
$ 9,745,872 $ 424,718 $ 2,022,261 $ 12,192,851
First

BanCorp.

relies

primarily

on

its

retail

network

of

branches

to

originate

residential

and

consumer

personal

loans.

The
Corporation

manages

its construction

and

commercial

loan originations

through

centralized

units

and

most

of

its originations

come
from existing customers,

as well as through

referrals and direct

solicitations. Auto loans

and finance

leases originations rely

primarily
on the relationships with auto dealers and dedicated sales professionals who serve selected locations in order facilitate originations.

The following

table sets

forth certain

additional data

(including loan

production) related

to the

Corporation's loan

portfolio net

of the
ACL on loans and finance leases as of and for the indicated dates:
For the Year

Ended December 31,
2024 2023 2022
(Dollars in thousands)
Beginning balance as of January 1 $ 11,931,008 $ 11,304,667 $ 10,826,783
Residential real estate loans originated and purchased 460,726 424,641 468,599
Construction loans originated 207,421 154,720 112,640
C&I and commercial mortgage loans originated and purchased 3,113,258 2,750,817 2,950,904
Finance leases originated 263,693 327,528 308,811
Consumer loans originated 1,372,537 1,468,794 1,516,316
Total loans originated

and purchased
5,417,635 5,126,500 5,357,270
Sales of loans (165,533) (155,733) (293,213)
Repayments and other decreases
(1)
(4,665,220) (4,344,426) (4,586,173)
Net increase 586,882 626,341 477,884
Ending balance as of December 31 $ 12,517,890 $ 11,931,008 $ 11,304,667
Percentage increase 4.92% 5.54% 4.41%
_______________________
(1)
Includes, among other things, the change in the ACL on loans and finance leases and cancellation of loans due to the repossession of the collateral and loans repurchased.
Residential Real Estate Loans
As of

December

31, 2024,

the Corporation’s

total residential

mortgage

loan portfolio,

including

loans held

for

sale, increased

by
$14.6

million

compared

to

the

balance

as

of

December

31,

2023.

The

increase

in

the

residential

mortgage

loan

portfolio

reflects

a
growth

of

$39.8

million

in

the

Florida

region,

partially

offset

by

decreases

of

$13.7

million

in

the

Puerto

Rico

region

and

$11.5
million

in the

Virgin

Islands

region.

The

increase was

driven

by the

volume

of new

loan

originations,

mainly

non-conforming

loan
originations

kept

on

the

balance

sheet,

which

more

than

offset

repayments.

Approximately

47%

of

the

$362.2

million

residential
mortgage

loan

originations

in

the

Puerto

Rico

region

during

2024

consisted

of

conforming

loans,

compared

to

46%

of

the

$324.3
million originated in 2023.

As of

December 31,

2024, the

majority of

the Corporation’s

outstanding balance

of residential

mortgage loans

in the

Puerto Rico
and the Virgin

Islands regions consisted

of fixed-rate loans

that traditionally carry

higher yields than

residential mortgage loans

in the
Florida region. In

the Florida region,

approximately 34% of the

residential mortgage loan

portfolio consisted of

hybrid adjustable-rate
mortgages. In

accordance with

the Corporation’s

underwriting guidelines,

residential mortgage

loans are

primarily fully

documented
loans, and the Corporation does not originate negative amortization loans.
Residential

mortgage

loan

originations

for

the

year

ended

December

31,

2024

amounted

to

$460.7

million,

compared

to

$424.6
million for

2023. The increase

in residential

mortgage loan originations

of $36.1 million

mainly consisted

of a $37.9

million increase
in the Puerto Rico region.
Commercial and Construction Loans
As of

December 31,

2024, the

Corporation’s

commercial and

construction loans

portfolio increased

by $454.3

million, as compared
to the

balance as

of December

31, 2023.

This growth

included an

increase of

$231.6 million

in the

Florida region,

reflecting, among
other things, the effect

of the origination of several

commercial and construction relationships,

each in excess of $10 million,

of which
$186.3

million

are

related

to

ten

C&I

relationships

and

$63.1

million

are

related

to

four commercial

mortgage

relationships.

These
variances were partially

offset by payoffs

and paydowns of

five C&I relationships

totaling $78.9

million and lower

utilization of C&I
lines of credit.
The Puerto

Rico region

also grew

by $207.2

million, when

compared to

the balance

as of

December 31,

2023. This

increase was
driven by a $69.9

million increase in construction

loans, which includes

a $46.4 million increase

in construction loans

funded through
conduit

financing

structures

to

support

the

federal

programs

of

Low-Income

Housing

Tax

Credit

(“LIHTC”)

combined

with
Community

Development

Block

Grant-Disaster

Recovery

(“CDBG-DR”)

funding;

the

origination

of

five

commercial

relationships
with

an

aggregate

balance

of

$129.9

million;

higher

utilization

of

C&I

lines

of

credit;

and

the

origination

of

two

loans

to
municipalities

with an

aggregate balance

of $23.6

million. These

variances

were partially

offset

by multiple

payoffs

and paydowns,
including

the

payoffs

of

three

commercial

and

construction

relationships

totaling

$47.5

million

and

the

sale

of

an

$8.2

million
nonaccrual C&I loan, net of a $1.2 million charge-off.

In

the

Virgin

Islands

region,

commercial

and

construction

loans

increased

by

$15.5

million,

as

compared

to

the

balance

as

of
December 31, 2023, mainly associated with disbursements of a government line of credit.

See “Risk Management –

Exposure to Puerto Rico Government”

and “Risk Management –

Exposure to USVI Government”

below
for information on the Corporation’s

credit exposure to PR and USVI government entities.
As of

December

31,

2024,

the Corporation’s

total

commercial

mortgage

loan

exposure

amounted

to

$2.6

billion,

or 20%

of

the
total loan portfolio. In terms of

geography, $1.8

billion of the exposure was in the

Puerto Rico region, $0.7 billion of

the exposure was
in the

Florida region,

and $0.1

billion of

the exposure

was in

the Virgin

Islands region.

The $1.8

billion exposure

in the

Puerto Rico
region was

comprised mainly

of 40%

in the

retail industry,

25% in

office real

estate, and

22% in

the hotel

industry.

The $0.7

billion
exposure

in the

Florida region

was comprised

mainly of

35% in

the retail

industry,

22% in

the hotel

industry,

and 8%

in office

real
estate. Of

the Corporation’s

total commercial

mortgage

loan exposure

of $2.6

billion, $547.6

million matures

or reprices

within the
next

12

months.

Of

this

amount,

$420.7

million

matures

within

the

next

12

months

and

has

a

weighted-average

interest

rate

of
approximately

6.40%.

Commercial

mortgage

loan

exposure

in

the

office

real

estate

industry,

which

matures

within

the

next

12
months, amounted

to $120.4

million and

has a

weighted-average interest

rate of

approximately 6.51%.

During 2024,

the Corporation
modified $127.5

million commercial

mortgage loans,

of which

$110.0 million

are related

to a

commercial mortgage

relationship that
had been previously

reported as a troubled

debt restructuring under

ASC 310-40 and was performing

according to modified terms

and
a $12.2 million nonaccrual commercial mortgage loan in the Florida region.
As of

December

31, 2024

and 2023,

the Corporation’s

total exposure

to shared

national credit

(“SNC”) loans

(including

unused
commitments) amounted

to $1.3 billion

and $1.2 billion,

respectively.

As of December

31, 2024, approximately

$360.8 million of

the
SNC exposure is related to the portfolio in the Puerto Rico region and $894.3 million is related to the portfolio in the Florida region.
Commercial

and

construction

loan

originations

(excluding

government

loans)

for

the

year

ended

December

31,

2024 amounted

to
$3.1 billion, compared

to $2.7 billion for

2023. The increase

of $416.3 million

was mainly due to

an increase of

$347.4 million in the
Florida region.

The growth in

the Florida

region for

2024 includes the

effect of

the origination

of multiple

C&I relationships,

each in
excess

of

$10

million,

with

an

aggregate

balance

of

$274.3

million,

increased

utilization

of

C&I

lines

of

credit,

and

an

increase

in
commercial mortgage loan originations of $64.4 million.
Government loan originations for the year ended December

31, 2024 amounted to $179.5 million, compared to $180.7 million for the
comparable period in 2023.

Consumer Loans and Finance Leases
As

of

December

31,

2024,

the

Corporation’s

consumer

loans

and

finance

leases

portfolio

increased

by

$100.1

million

to

$3.8
billion,

mainly

in

the

Puerto

Rico

region,

reflecting

growth

of

$89.9

million

and

$42.6

million

in

the

auto

loan

and

finance

lease
portfolios, respectively,

partially offset

by decreases in

the remaining portfolio

classes, including a

$19.4 million decrease

in personal
loans.
Originations of

auto loans (including

finance leases) for

the year ended

December 31, 2024

amounted to $933.9

million, compared
to

$1.0

billion

for

the

comparable

period

in

2023.

The

decrease

was

mainly

in

the

Puerto

Rico

region.

Other

consumer

loan
originations, other

than credit

cards, for

the year

ended December

31, 2024

amounted to

$236.7 million,

compared to

$302.6 million
for the comparable

period in 2023.

Most of the

decrease in other

consumer loan originations

was in the

Puerto Rico region

as a result
of a higher

interest rate environment

.

The utilization activity

on the outstanding

credit card portfolio

for the year

ended December 31,
2024 amounted to $465.6 million, compared to $492.6 million

for the comparable period in 2023.

Maturities of Loans Receivable

The following tables

present the loans

held for investment

portfolio as of

December 31, 2024

by remaining contractual

maturities and
interest rate type:
After One Year After Five Years
Total Portfolio One Year or Less Through Five Years Through 15 Years After 15 Years
(In thousands)
Residential mortgage $ 106,819 $ 416,373 $ 1,152,616 $ 1,152,623 $ 2,828,431
Construction loans
45,976 105,823 71,184 5,413 228,396
Commercial mortgage loans 572,353 1,619,325 369,558 4,748 2,565,984
C&I loans 1,352,683 1,674,202 336,114 3,039 3,366,038
Consumer loans 1,167,710 2,337,299 252,411 287 3,757,707
Total loans
(1)
$ 3,245,541 $ 6,153,022 $ 2,181,883 $ 1,166,110 $ 12,746,556
Amount due in one year or less at: Amount due after one year:
Total Portfolio
Fixed Interest Rates
Variable Interest
Rates
Fixed Interest Rates
Variable Interest
Rates
Residential mortgage $ 103,200 $ 3,619 $ 2,542,738 $ 178,874 $ 2,828,431
Construction loans
5,153 40,823 136,380 46,040 228,396
Commercial mortgage loans 348,193 224,160 1,533,795 459,836 2,565,984
C&I loans 303,764 1,048,919 559,633 1,453,722 3,366,038
Consumer loans 919,901 247,809 2,584,333 5,664 3,757,707
Total loans
(1)
$ 1,680,211 $ 1,565,330 $ 7,356,879 $ 2,144,136 $ 12,746,556
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

The

Corporation’s

total

available-for-sale

debt

securities

portfolio

as

of

December

31,

2024

amounted

to

$4.6

billion,

a

$664.7
million

decrease

from

December

31,

2023.

The

decrease

was

driven

by

repayments

of

$623.4

million

associated

with

matured
securities

and

approximately

$373.6

million

in

repayments

of

U.S.

agencies

MBS

and

debentures.

This

was

partially

offset

by
approximately $266.2

million in

purchases of

available-for-sale debt

securities, of

which $224.5

million consisted

of residential

U.S.
agencies

MBS

and

$40.7

million

of

U.S.

agencies

commercial

MBS,

as

well

as

$73.2

million

increase

in

fair

value

attributable

to
changes

in

market

interest

rates.

As

of

December

31,

2024,

the

Corporation

had

a

net

unrealized

loss

on

available-for-sale

debt
securities

of

$559.6

million. This

net

unrealized

loss is

primarily

attributable

to

instruments on

books

carrying

a lower

interest

rate
than market rates. The

Corporation expects that this

unrealized loss will reverse

over time and it

is likely that it will

not be required

to
sell

the

securities

before

their

anticipated

recovery.

The

Corporation

expects

the

portfolio

will

continue

to

decrease

and

the
accumulated other

comprehensive loss

will decrease

accordingly,

excluding the

impact of

market interest

rates. As

of December

31,
2024,

cash

inflows

ranging

from

$1.5

billion

to

$1.6

billion,

which

are

expected

to

be

received

during

2025

from

the

contractual
maturities

of the

available-for-sale

debt

securities portfolio

,

which

has an

average yield

of 1.24%.

These inflows

are expected

to be
redeployed to fund loan growth, reinvested into higher-yielding securities,

or used to repay maturing brokered CDs.

As

of

December

31,

2024,

substantially

all

of

the

Corporation’s

available-for-sale

debt

securities

portfolio

was

invested

in

U.S.
government and

agencies debentures

and fixed-rate

GSEs’ MBS.

In addition,

as of

December 31,

2024, the

Corporation held

a bond
issued

by

the

Puerto

Rico

Housing

Finance

Authority

(“PRHFA”),

classified

as

available

for

sale,

specifically

a

residential

pass-
through

MBS in

the

aggregate

amount

of

$2.9

million

(fair

value

-

$1.6

million).

This

residential

pass-through

MBS

issued

by

the
PRHFA

is collateralized

by certain

second

mortgages originated

under

a program

launched by

the Puerto

Rico government

in 2010
and had an unrealized

loss of $1.3 million

as of December 31,

2024, of which $0.3

million is due to

credit deterioration. During 2021,
the Corporation

placed this

instrument in

nonaccrual status

based on

the delinquency

status of

the underlying

second mortgage

loans
collateral.
As

of

December

31,

2024,

the

Corporation’s

held-to-maturity

debt

securities

portfolio,

before

the

ACL,

decreased

to

$317.8
million, compared to $354.2 million as of December 31, 2023.
Held-to-maturity

debt

securities

include

fixed-rate

GSEs’

MBS

with

a

carrying

value

of

$225.3

million

(fair

value

of

$212.4
million) as of December

31, 2024, compared to $247.1

million as of December 31,

2023. Held-to-maturity debt securities

also include
$92.4 million as

of December 31,

2024, compared to

$107.0 million as

of December 31,

2023,

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

See

“Risk Management

–

Exposure

to Puerto

Rico

Government”

below

for

information

and

details

about

the Corporation’s

total
direct exposure

to the

Puerto Rico

government, including

municipalities,

and “Risk

Management

– Credit

Risk Management”

below
and Note 3 – “Debt Securities” for the ACL of the exposure to Puerto Rico municipal bonds.

The following table presents the carrying values of investments as of the indicated dates:
December 31, 2024 December 31, 2023
(In thousands)
Money market investments $ 1,200 $ 1,239
Available-for-sale

debt securities, at fair value:
U.S. government and agencies obligations 1,899,520 2,443,790
Puerto Rico government obligations 1,620 1,415
MBS:

Residential
2,481,253 2,633,161

Commercial
181,909 151,618
Other

1,000 -

Total available-for-sale

debt securities, at fair value
4,565,302 5,229,984
Held-to-maturity debt securities, at amortized cost:
MBS:

Residential
129,319 146,468

Commercial
96,025 100,670
Puerto Rico municipal bonds 92,442 107,040

ACL for held-to-maturity Puerto Rico municipal bonds
(802) (2,197)

Total held-to-maturity

debt securities
316,984 351,981
Equity securities, including $34.0 million and $34.6 million of FHLB stock as of December 31, 2024 and 2023, respectively 52,018 49,675
Total money market

investments and investment securities
$ 4,935,504 $ 5,632,879

The carrying values of debt securities as of December 31, 2024 by contractual maturity

(excluding MBS), are shown below:
Carrying Amount
Weighted-Average

Yield %
(Dollars in thousands)
U.S. government and agencies obligations:
Due within one year $ 1,127,041 0.79
Due after one year through five years 764,679 0.96
Due after ten years 7,800 4.73
1,899,520 0.87
Puerto Rico government and municipalities obligations:
Due within one year 2,214 5.07
Due after one year through five years 61,289 7.33
Due after five years through ten years 13,184 5.79
Due after ten years 17,375 6.80
94,062 6.96
Other 1,000 2.32
MBS 2,888,506 1.95
ACL on held-to-maturity debt securities (802) -
Total debt securities
$ 4,882,286 1.65
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

2024, the
Corporation had

approximately $1.3

billion in

callable debt

securities (U.S.

agencies debt

securities) with

an average

yield of

0.81%
of which

approximately 64%

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

and Capital Adequacy

”
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

third

party

vendors,

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
●
Receive

reports

from

management

and,

if

appropriate,

other

Board

committees,

regarding

the

Corporation’s

policies

and
procedures

related

to

the

Corporation’s

adherence

to

risk

limits

and

its

established

risk

tolerance

and

risk

appetite

or

on
selected risk topics;

●
Oversee the strategies,

policies, procedures, and

systems established by

management to identify,

assess, measure, and

manage
the

major

risks

facing

the

Corporation,

which

may

include

an

overview

of

the

Corporation’s

credit

risk,

operational

risk,
information

technology

risk,

compliance

risk,

interest

rate

risk,

liquidity

risk,

market

risk,

and

reputational

risk,

as

well

as
management’s capital management,

planning,

and process;

●
Oversee the Corporation’s Retail Quality

Assurance and Loan Review program;

●
Oversee

management’s

activities

with

respect

to

capital

stress

testing,

model

risk

management,

vendor

management,
information technology risk and operational risk;
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

appointed the

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
●
The Corporation’s legal,

ethical compliance and fraud risk;
●
Oversight responsibilities with respect to the Trust

Department and its fiduciary responsibilities.
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

●
The General

Counsel is

responsible

for

the oversight

of legal

risks, including

matters such

as contract

structuring,

litigation
risk,

and

all

legal-related

aspects

of

the

Corporation’s

business.

The

Corporate

Affairs

Officer

assists

the

General

Counsel
with various

legal areas,

including,

but not

limited to

SEC reporting

matters, insurance

coverage

and liability,

and

the ESG
Program.
On January

31, 2025,

the Corporation

announced a

strategic reorganization

in line

with its

corporate succession

plan prompted

by
the retirement

of two

key Business

Group Executives.

This reorganization

aims to

improve operational

efficiency,

enhance customer
experience, and

drive business

transformation

to better

align resources

for future

growth and

success. The

strategic reorganization

is
effective April 1, 2025 and major changes are the following:

●
Chief Consumer Officer

– This newly created position

will oversee the mortgage,

unsecured consumer lending, auto,

leasing,
and insurance

lines of

business, which

were previously

managed by

the retiring

Business Group

Executives. In

addition, the
Chief Consumer

Officer has been

named Chief of

Staff and will

be responsible for

the oversight of

the Corporation’s

human
capital strategic plan, which was previously under the CRO role.

●
General

Counsel

and

Secretary

of

the

Board

–

This

position

has

been

expanded

to

include

managing

and

overseeing
Regulatory

Compliance

and Bank

Secrecy

Act

(“BSA”)

business

units,

reinforcing

the dedication

to

regulatory

adherence.
These responsibilities were previously under the CRO.
●
Chief

Risk

Officer

–

This

position

was

realigned

and

now

reports

to

the

Chief

Financial

Officer

and

to

the

Board

of
Director’s Risk Committee.

●
Chief Accounting

Officer –

This position was

expanded to

include oversight of

other areas including

the management

of the
CECL/allowance quarterly financial assessment, which was previously under the supervision of the CRO.

For

a

full

detail

of

the

strategic

reorganization,

please

refer

to

our

Current

Report

on

Form

8-K,

which

was

filed with

the

SEC

on
January 31, 2025.

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
Liquidity Risk Management
The Corporation manages

its liquidity in

a proactive manner and

in an effort

to maintain a sound

liquidity position. It uses

multiple
measures

to monitor

its liquidity

position,

including

core

liquidity,

basic

liquidity,

and time-based

reserve

measures. Cash

and

cash
equivalents amounted

to $1.2

billion as

of December

31, 2024,

compared to

$663.2 million

as of

December 31,

2023. When

adding
$1.2 billion of free high-quality liquid securities that could be liquidated or pledged within one day (which includes assets such as U.S.
government

and

GSEs

obligations),

the

total

core

liquidity

amounted

to

$2.4

billion

as

of

December

31,

2024,

or

12.54%

of

total
assets, compared to $2.8 billion, or 14.93% of total assets as of December

31, 2023.

In

addition

to

the

aforementioned

$2.4

billion

in

cash

and

free

high

quality

liquid

assets,

the

Corporation

had

$912.4

million
available

for

credit

with

the FHLB

based

on

the

value

of

loan

collateral

pledged

with

the

FHLB.

As

such,

the

basic

liquidity

ratio
(which adds

such available

secured lines of

credit to the

core liquidity) was

approximately 17.27%

of total assets

as of December

31,
2024,

compared to 19.82% of total assets as of December 31, 2023.

Further,

the

Corporation

also

maintains

borrowing

capacity

at

the

FED

Discount

Window

and

had

approximately

$2.6

billion
available for

funding under

the FED’s

Borrower-in-Custody (“BIC”)

Program as

of December

31, 2024,

compared to

$1.5 billion

as
of December 31, 2023 as an additional source of liquidity.

Total loans pledged

to the FED BIC Program amounted to $3.4 billion as of
December

31,

2024,

compared

to

$2.5

billion

as of

December

31,

2023.

The Corporation

does

not rely

on uncommitted

inter-bank
lines of credit

(federal funds lines)

to fund its

operations. In the

aggregate,

as of December

31, 2024, the

Corporation had $5.9

billion
available

to

meet

liquidity

needs,

or

124%

of

estimated

uninsured

deposits,

excluding

fully

collateralized

government

deposits,
compared to $5.2 billion or 118%, respectively,

as of December 31, 2023.

Liquidity

at

the Bank

level

is highly

dependent

on

bank deposits,

which

fund

87.7%

of the

Bank’s

assets (or

85.2%

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

31, 2024,

the Corporation’s

commitments to

extend credit

amounted to

approximately $2.2
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
December 31, 2024 December 31, 2023
(In thousands)
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit:

Construction undisbursed funds
$ 283,302 $ 234,974

Unused credit card lines
787,849 882,486

Unused personal lines of credit

37,140 38,956

Commercial lines of credit
1,053,938 862,963

Letters of credit:

Commercial letters of credit
41,738 69,543

Standby letters of credit
24,635 8,313
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

$4.1 billion as of December
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
Deposits
The following table presents the composition of total deposits as of the indicated

dates:
As of December 31,
2024 2023
(Dollars in thousands)
Interest-bearing checking accounts $ 4,308,116 $ 3,937,945
Interest-bearing saving accounts 3,530,382 3,596,855
Time deposits 3,485,262 3,617,064
Interest-bearing deposits
(1)
11,323,760 11,151,864
Non-interest-bearing deposits 5,547,538 5,404,121
Total $ 16,871,298 $ 16,555,985
Interest-bearing deposits:
Average balance

outstanding
$ 11,194,046 $ 10,603,935
Weighted average

rate during the period on interest-bearing deposits
2.26% 1.75%
Non-interest-bearing deposits:
Average balance

outstanding
$ 5,351,124 $ 5,741,345
(1)
The weighted-average interest rate on total interest-bearing deposits as of December 31, 2024 and 2023 was 2.18% and 2.24%,

respectively.

Retail

and

commercial

core

deposits

–
The

Corporation’s

deposit

products

include

regular

saving

accounts,

demand

deposit
accounts, money market accounts,

and retail CDs. As of December

31, 2024 and 2023, the Corporation’s

core deposits, which exclude
government

deposits

and

brokered

CDs,

totaled

$12.9

billion

and

$12.6

billion,

respectively.

The

$267.1

million

increase

in

such
deposits consisted of increases

of $146.9 million in

the Puerto Rico region

and $146.1 million in the

Florida region,

partially offset by
a

$25.9

million

decrease

in

the

Virgin

Islands

region.

This

growth

includes

increases

of

$196.2

million

in

non-interest-bearing
deposits and $159.8 million in time deposits.

Government

deposits

(fully

collateralized)

–

As

of

December

31,

2024,

the

Corporation

had

$3.1

billion

of

Puerto

Rico

public
sector deposits

($3.0 billion

in transactional

accounts and

$127.8 million

in time

deposits), compared

to $2.7

billion as

of December
31, 2023. Government

deposits are insured

by the FDIC up

to the applicable

limits and the uninsured

portions are fully

collateralized.
Approximately 17% of the

public sector deposits as of

December 31, 2024 were

from municipalities and municipal

agencies in Puerto
Rico and 83% were from public corporations, the central

government and its agencies, and U.S. federal government agencies in Puerto
Rico.
In addition,

as of

December 31,

2024, the

Corporation

had $424.2

million of

government deposits

in the

Virgin

Islands region,

as
compared

to

$449.4

million

as of

December

31,

2023,

and

$21.3

million

in

the

Florida

region

as

compared

to

$10.2

million

as

of
December 31, 2023.

The

uninsured

portions of

government

deposits were

collateralized

by securities

and

loans with

an amortized

cost of

$3.7

billion
and $3.5 billion

as of December

31, 2024 and

2023, respectively,

and an estimated

market value of

$3.3 billion and

$3.1 billion as

of
December

31,

2024

and

2023,

respectively.

In

addition

to

securities

and

loans,

as

of

each

of

December

31,

2024

and

2023,

the
Corporation

used

$175.0

million

in

letters

of

credit

issued

by

the

FHLB

as

pledges

for

a

portion

of

public

deposits

in

the

Virgin
Islands.
Estimate of

Uninsured

Deposits

–
As of

December

31,

2024 and

2023,

the estimated

amounts

of uninsured

deposits totaled

$8.1
billion and

$7.4 billion,

respectively,

generally representing

the portion

of deposits that

exceed the

FDIC insurance

limit of $250,000
and amounts in

any other uninsured

deposit account. As

of December 31,

2024 and 2023,

the uninsured portion

of fully collateralized
government deposits

amounted to

$3.3 billion

and $3.0

billion, respectively

.

Excluding fully

collateralized

government deposits,

the
estimated

amounts

of

uninsured

deposits

amounted

to

$4.8

billion,

which

represent

29.36%

of

total

deposits

(excluding

brokered
CDs), as of December 31, 2024, compared to $4.4 billion, or 28.13%, as of

December 31, 2023.

The

amount of

uninsured

deposits

is calculated

based on

the

same

methodologies

and assumptions

used for

our bank

regulatory
reporting requirements adjusted for cash held by wholly-owned subsidiaries at the Bank.

The following table presents by contractual maturities the amount of U.S. time deposits in excess of FDIC insurance limits (over
$250,000) and other time deposits that are otherwise uninsured as of December

31, 2024:
(In thousands)
3 months or
less
3 months to
6 months
6 months to
1 year Over 1 year Total
U.S. time deposits in excess of FDIC insurance limits
$ 506,443 $ 113,938 $ 269,881 $ 147,873 $ 1,038,135
Other uninsured time deposits
$ 13,302 $ 14,512 $ 18,659 $ 2,000 $ 48,473
Brokered

CDs

– Total

brokered CDs decrease

d

by $305.2 million

to $478.1 million

as of December

31, 2024, compared

to $783.3
million

as

of

December

31,

2023.

The

decline

reflects

maturing

brokered

CDs

amounting

to

$714.5

million

with

an

all-in

cost

of
5.39%

that

were

paid

off

during

2024,

partially

offset

by

$409.3

million

of

new

issuances

with

original

average

maturities

of
approximately 2 years and an all-in cost of 4.66%.
The average remaining term to maturity of the brokered CDs outstanding as of December 31, 2024 was approximately 1.5 years.

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

The

following

table

presents

the

remaining

contractual

maturities

and

weighted-average

interest

rates

of

brokered

CDs

as

of
December 31, 2024:
Total

Weighted-average
interest rate %
(In thousands)
Three months or less $ 35,716 4.79
Over three months to six months 48,161 5.11
Over six months to one year 142,269 4.51
Over one year to two years

163,543 4.24
Over two years to three years

30,095 4.07
Over three years to four years

33,049 4.38
Over four years to five years

9,834 4.05
Over five years

15,451 4.61

Total
$ 478,118 4.46
Refer to

“Net Interest

Income” above

for information

about average

balances of

interest-bearing deposits

and the

average interest
rate paid on such deposits for the years ended December 31, 2024, 2023,

and 2022.

Borrowings

As of December 31, 2024, total borrowings amounted to $561.7 million, compared to $661.7 million as of December 31, 2023.

The following table presents the composition of total borrowings as of the indicated

dates:
Weighted Average

Rate as of

As of December 31,
December 31, 2024 2024 2023
(Dollars in thousands)
Long-term fixed-rate advances from the FHLB 4.45% 500,000 500,000
Long-term variable-rate borrowings 7.29% 61,700 161,700
Total 4.76% $ 561,700 $ 661,700
Securities

sold

under

agreements

to

repurchase

–

From

time

to

time,

the

Corporation

enters

into

repurchase

agreements

as

an
additional source of funding. As of each of December 31, 2024 and 2023, there were no outstanding repurchase agreements.
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

December

31,

2024

and

2023,

the

outstanding

balance

of

long-term

fixed-rate

FHLB

advances

was
$500.0

million.

Of

the

$500.0

million

in

FHLB

advances

as

of

December

31,

2024,

$400.0

million

were

pledged

with

investment
securities

and

$100.0

million

were

pledged

with

mortgage

loans.

As

of

December

31,

2024,

the

Corporation

had

$912.4

million
available for additional credit on FHLB lines of credit based on collateral pledged at the FHLB of New York.

The following

table presents the

remaining contractual

maturities and

weighted-average interest

rates of

advances from

the FHLB
as of December 31, 2024:
Total
Weighted-average
interest rate %
(In thousands)
Three months or less
$
180,000 4.60
Over six months to one year 30,000 4.83
Over one year to two years 90,000 4.49
Over two years to three years 200,000 4.25

Total
(1)
$
500,000 4.45
(1) Average remaining term to maturity

of 1.48 years.

Trust-Preferred

Securities –
In 2004,

FBP Statutory

Trusts

I and

II, statutory

trusts that

are wholly-owned

by the

Corporation and
not consolidated

in the Corporation’s

financial statements, sold

to institutional investors

variable-rate TruPS

and used the

proceeds of
these issuances, together

with the proceeds

of the purchases by

the Corporation of

variable rate common

securities, to purchase

junior
subordinated

deferrable

debentures.

The

subordinated

debentures

are

reflected

in

the

Corporation’s

consolidated

statements

of
financial

condition

as “Long-term

borrowings.”

Under the

indentures,

the Corporation

has the

right,

from time

to time,

and

without
causing an

event of

default, to defer

payments of

interest on the

Junior Subordinated

Deferrable Debentures

by extending the

interest
payment

period

at

any

time

and

from

time

to

time

during

the

term

of

the

subordinated

debentures

for

up

to

twenty

consecutive
quarterly periods.
During 2024,

the Corporation

redeemed $100.0

million, or

84%, of

outstanding TruPS

issued by

FBP Statutory

Trust

II (or

$97.0
million after excluding the

Corporation’s interest

in the Trust of

approximately $3.0 million) at a

contractual call price of 100%.

As of
December

31,

2024

and

2023,

the

Corporation

had

junior

subordinated

debentures

outstanding

in

the

aggregate

amount

of

$61.7
million and

$161.7 million, respectively,

with maturity

dates ranging

from June 17,

2034 through September

20, 2034. As

previously
mentioned,

the

Corporation

expects

to

execute

the

redemption

of

the

remaining

junior

subordinated

debentures

during

2025.

As

of
December 31,

2024, the

Corporation was

current on

all interest

payments due

on its

subordinated debt.

See Note

12 –

“Borrowings”
and Note 10 – “Non-Consolidated

Variable

Interest Entities (“VIEs”) and Servicing

Assets” for additional information. Also, see

Note
15 – “Stockholders’

Equity” for additional details

of capital actions that

include the approval of

a repurchase program

of $250 million
that could include repurchases of common stock or junior subordinated debentures.
FED Discount Window

– The Corporation participates in

the BIC Program of the FED.

Through the BIC Program, a

broad range of
loans may

be pledged as

collateral for borrowings

through the FED

Discount Window.

As previously mentioned,

as of December

31,
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

were $1.2 billion

as of December

31, 2024,

an increase of

$496.3 million

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
For the years ended

December 31, 2024 and 2023,

net cash provided by operating

activities was $404.2 million

and $363.0 million,
respectively.

Net cash

generated from

operating activities

was higher

than reported

net income

largely as

a result

of adjustments

for
non-cash items such

as depreciation and

amortization, deferred income

tax expense and the

provision for credit

losses, as well as

cash
generated from sales and repayments of loans held for sale.
Cash Flows from Investing Activities
The Corporation’s

investing activities primarily

relate to originating

loans to be

held for investment,

as well as

purchasing, selling,
and

repaying

available-for-sale

and

held-to-maturity

debt

securities.

For

the

year

ended

December

31,

2024,

net

cash

provided

by
investing activities was $136.2 million, primarily due

to repayments of U.S. agencies MBS, U.S. agencies debentures,

and Puerto Rico
municipal bonds;

proceeds from sales of repossessed assets; and proceeds

from sales of loans, driven by the bulk sale of fully charged-
off

consumer

loans

during

the

first

quarter

of

2024

and

the

sale

of

an

$8.2

million

nonaccrual

C&I

loan;

partially

offset

by

net
disbursements on loans held for investment and purchases of available

-for-sale debt securities during 2024.
For the

year ended

December 31,

2023, net

cash used

in investing

activities was

$78.5 million,

primarily due

to net

disbursements
on

loans

held

for

investment,

partially

offset

by

repayments

of

available-for-sale

and

held-to-maturity

debt

securities

and

proceeds
from sales of repossessed assets.

Cash Flows from Financing Activities
The Corporation’s

financing activities

primarily

include the

receipt of

deposits and

the issuance

of brokered

CDs, the

issuance of
and payments

on long-term

debt, the

issuance of

equity instruments,

return of

capital, and

activities related

to its

short-term funding.
For the

year ended

December 31,

2024, net

cash used

in financing

activities was

$44.1 million,

mainly reflecting

capital returned

to
stockholders

and

the

redemption

of

junior

subordinated

debentures,

as

further

explained

in

Note

10

–

“Non-Consolidated

Variable
Interest

Entities

(“VIEs”)

and

Servicing

Assets”

to

the

audited

consolidated

financial

statements

included

in

Part

II,

Item

8

of

this
Form 10-K, partially offset by a net increase in deposits.
For the year ended

December 31, 2023, net

cash used in financing

activities was $101.9 million,

mainly reflecting a net

decrease in
borrowings and capital returned to stockholders, partially offset by a net increase in deposits.

Capital
As of

December 31,

2024, the

Corporation’s

stockholders’ equity

was $1.7

billion, an

increase of

$171.6 million

from December
31, 2023. The

increase was driven

by net income generated

in 2024 and

a $73.2 million

increase in the fair

value of available-for-sale
debt

securities

recorded

as

part

of

accumulated

other

comprehensive

loss

in

the

consolidated

statements

of

financial

condition,
partially offset

by common

stock dividends

declared in

2024 totaling

$106.0 million

or $0.64

per common

share, and

$100.0 million
in common stock repurchases under the 2023 stock repurchase program

.
On January

21, 2025, the

Corporation’s

Board declared

a quarterly cash

dividend of $0.18

per common

share, which represents

an
increase of

$0.02 per

common share,

or a

13% increase,

compared to

its most

recent quarterly

dividend paid

in December

2024. The
dividend is payable on March 7, 2025 to shareholders of record at the close of business on February 21, 2025. The Corporation intends
to

continue

to

pay

quarterly

dividends

on

common

stock.

However,

the

Corporation’s

common

stock

dividends,

including

the
declaration, timing and amount, remain subject to the consideration and approval by the Corporation’s Board

at the relevant times.
On

July

24, 2023,

the Corporation

announced

that its

Board

of Directors

approved

a stock

repurchase

program,

under which

the
Corporation may repurchase up

to $225 million of its outstanding

common stock, which commenced in

the fourth quarter of 2023 (the
“2023 stock

repurchase program”).

Furthermore, on

July 22,

2024, the

Corporation announced

that its

Board of

Directors approved

a
new repurchase program, under which the Corporation

may repurchase up to an additional $250 million that could

include repurchases
of common

stock and/or

junior subordinated

debentures, which

it expects

to execute

during 2025

(the

“2024 repurchase

program”).
Under the 2023

stock repurchase program,

the Corporation repurchased

approximately 5.8 million

shares of common

stock for a

total
cost

of

$100.0

million

during 2024

and

approximately

5.1

million

shares

for

a total

cost

of

$75.0

million

during

2023.

In

addition,
during 2024,

the Corporation redeemed

$100.0 million

of junior subordinated

debentures. As

of December

31, 2024,

the Corporation
has

remaining

authorization

of

approximately

$200.0

million.

For

more

information,

see

Part

II,

Item

5,

“Market

for

Registrant’s
Common Equity and Related Stockholder Matters and Issuer Purchases of

Equity Securities,” of this Form 10-K.
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

The

following

table

is

a

reconciliation

of

the

Corporation’s

tangible

common

equity

and

tangible

assets,

non-GAAP

financial
measures, to total equity and total assets, respectively,

as of the indicated dates:
December 31, 2024 December 31, 2023
(In thousands, except ratios and per share information)
Total common equity

- GAAP
$ 1,669,236 $ 1,497,609
Goodwill (38,611) (38,611)
Other intangible assets (6,967) (13,383)
Tangible common

equity - non-GAAP
$ 1,623,658 $ 1,445,615
Total assets - GAAP $ 19,292,921 $ 18,909,549
Goodwill (38,611) (38,611)
Other intangible assets (6,967) (13,383)
Tangible assets - non

-GAAP
$ 19,247,343 $ 18,857,555
Common shares outstanding 163,869 169,303
Tangible common

equity ratio - non-GAAP
8.44% 7.67%
Tangible book value

per common share - non-GAAP
$ 9.91 $ 8.54
See Note 27

– “Regulatory

Matters, Commitments and

Contingencies” to

the audited

consolidated financial

statements included

in
Part II,

Item 8

of this

Form 10-K

for the

regulatory capital

positions of

the Corporation

and FirstBank

as of

December 31,

2024 and
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

Rico Commissioner of Financial Institutions.

The Puerto Rico Banking

Law
provides that,

when the

expenditures of

a Puerto

Rico commercial

bank are

greater than

receipts, the

excess of

the expenditures

over
receipts

must

be

charged

against

the

undistributed

profits

of

the

bank,

and

the

balance,

if

any,

must

be

charged

against

the

legal
surplus

reserve,

as

a

reduction

thereof.

If

the

legal

surplus

reserve

is

not

sufficient

to

cover

such

balance

in

whole

or

in

part,

the
outstanding

amount

must

be charged

against

the

capital

account

and

the

Bank

cannot

pay

dividends

until

it

can

replenish

the

legal
surplus reserve to an

amount of at least 20% of

the original capital contributed.

During the years ended December

31, 2024, 2023, and
2022,

the

Corporation

transferred

$30.6

million,

$31.1

million,

and

$30.9

million,

respectively,

to

the

legal

surplus

reserve.
FirstBank’s

legal

surplus

reserve,

included

as

part

of

retained

earnings

in

the

Corporation’s

consolidated

statements

of

financial
condition, amounted to $230.2 million as of December 31, 2024 and

$199.6 million as of December 31, 2023.
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

evaluating
current

and

future

regulatory

capital

requirements,

reviewing

the

results

of

our

capital

planning

and

stress

tests

processes

and

the
results

of

our

capital

models,

and

reviewing

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

The

Corporation

uses a

simulation

model

to

project

future movements

in

the

Corporation’s

balance

sheet

and

income

statement.
The starting

point of

the projections

corresponds

to the

actual values

on the

balance sheet

on the

simulation date.

These simulations
are

highly

complex

and

are

based

on

many

assumptions

that

are

intended

to

reflect

the

general

behavior

of

the

balance

sheet
components over

the modeled

periods. It

is unlikely

that actual

events will

match these

assumptions in

all cases.

For this

reason, the
results of

these forward-looking

computations are

only approximations

of the

sensitivity of

net interest

income to

changes in

market
interest rates. Several

benchmark and market

rate curves were used

in the modeling process,

primarily,

SOFR curve, Prime Rate,

U.S.
Treasury yield curve, FHLB rates, and brokered

CDs rates.
As of

December 31,

2024, the

Corporation forecasted

the 12-month

net interest

income assuming

December 31,

2024 interest

rate
curves remain constant.

Then, net interest income was

estimated under rising

and falling rates scenarios.

For the rising rate

scenario, a
gradual (ramp)

and immediate

(shock) parallel

upward shift

of the

yield curve

is assumed

during the

first twelve

months (the

“+300
ramp”, “+200

ramp” and

“+200 shock”

scenarios). Conversely,

for the

falling rate

scenario, a

gradual (ramp)

and immediate

(shock)
parallel downward shift

of the yield curve

is assumed during the

first twelve months (the

“-300 ramp”, “-200

ramp” and “-200

shock”
scenarios).
The

SOFR curve

for

December 31,

2024,

as compared

with

December

31,

2023,

reflects a

decrease

of 85

bps on

average

in the
short-term

sector

of

the

curve, or

between

one

to

twelve

months;

an

increase

of

32 bps

in the

medium-term

sector

of the

curve,

or
between

2 to

5 years;

and an

increase

of 59

bps in

the long-term

sector of

the curve,

or over

5-year

maturities. A

similar change

in
market rates was observed

in the Constant Maturity Treasury

yield curve with a decrease

of 97 bps on average

in the short-term sector
of the

curve, an

increase of

27 bps

in the

medium-term sector

of the

curve, and

an increase

of 70

bps in

the long-term

sector of

the
curve.

The following table presents the results of the static simulations as of December 31,2024 and December 31, 2023. Consistent with
prior years, these exclude non-cash changes in the fair value of derivatives:
Net Interest Income Risk
(% Change Projected for the next 12 months)
December 31, 2024 December 31, 2023
Gradual Change in Interest Rates:

+ 300 bps ramp
3.05% 1.08%

+ 200 bps ramp
2.04% 0.73%

- 300 bps ramp
-4.79% -3.09%

- 200 bps ramp
-3.15% -2.02%
Immediate Change in Interest Rates:

+ 200 bps shock
3.51% 2.45%

- 200 bps shock
-7.17% -5.67%
The Corporation

continues to

manage

its balance

sheet structure

to control

and limit

the overall

interest rate

risk by

managing

its
asset

composition

while

maintaining

a

sound

liquidity

position.

See

“Risk

Management

–

Liquidity

Risk

Management”

above

for
liquidity ratios.

As

of

December

31,

2024

and

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

a

lower

sensitivity

in

the

liabilities

side

driven

by

updated

assumptions

in
combination with

a higher

sensitivity in

the assets

side driven

by a

higher interest-bearing

cash position.

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

2024

and

2023,

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

22 –

“Derivative Instruments

and Hedging

Activities” included

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

2024

and

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
●
CRE

price

index

at

the

national

level

with

an

average

projected

contraction

of

1.11%

for

the

year

2025

and

an

average
projected

appreciation of

4.42% for

the year

2026, compared

to an

average projected

appreciation

of 2.01%

and 8.65%

for
the years 2025 and 2026, respectively,

as of December 31, 2023.

●
Regional

Home Price

Index forecast

in Puerto

Rico (purchase only

prices) shows

an improvement

of 8.21%

and 11.22%

for
the

year

2025

and

for

the

year

2026,

respectively,

when

compared

to

the

same

periods

as

of

December

31,

2023.

For

the
Florida

region,

the

Home

Price

Index

forecast

shows

an

improvement

of

5.75%

and

6.95%

for

the

years

2025

and

2026,
respectively, when

compared to the same periods as of December 31, 2023.

●
Average

regional unemployment

rate in

Puerto Rico

is forecasted

at 6.26%

for the

year 2025

and 6.21%

for the

year 2026,
compared

to 8.08%

for the

year 2025

and 8.13%

for

the year

2026

as of

December 31,

2023.

For the

Florida and

the U.S.
mainland,

average

unemployment

rate

is

forecasted

at

4.40%

and

4.93%,

respectively,

for

the

year

2025,

and

4.15%

and
4.60%, respectively, for

the year 2026, compared to 4.12% and 4.52%, respectively,

for the year 2025, and 3.60% and 3.99%,
respectively, for the

year 2026, as of December 31, 2023.
●
Annualized

change

in

GDP

in

the

U.S.

mainland

of

1.46%

for

the

year

2025

and

1.91%

for

the

year

2026,

compared

to
1.64%

for the year 2025 and 2.50% for the year 2026, as of December 31, 2023.
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

to 6.69%

for the

year 2025,

compared to

6.26% for

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

$40 million at December 31,
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

December 31, 2024.
As

of

December

31,

2024,

the

ACL

for

loans

and

finance

leases

was

$243.9

million,

a

decrease

of

$17.9

million,

from

$261.8
million as

of December

31, 2023.

The ACL

for residential

mortgage loans

decreased by

$16.7 million,

driven by

the aforementioned
updated historical loss experience

used for determining the ACL estimate resulting

in a downward revision of

estimated loss severities
and

improvements

in

the

long-term

projections

of

the

unemployment

rate

in

the

Puerto

Rico

region,

partially

offset

by

newly
originated

loans.

The

ACL

for

commercial

and

construction

loans

decreased

by

$12.9

million,

mainly

due

to

reserve

releases
associated

with

the

improved

financial

condition

of

certain

borrowers

and

an

improvement

on

the

economic

outlook

of

certain
macroeconomic variables,

particularly variables

associated with commercial

real estate property

performance and

the forecasted CRE
price index, partially offset by loan portfolio growth.

Meanwhile, the

ACL for

consumer loans

increased by

$11.7

million driven

by higher

charge-off

and delinquency

levels and

loan
portfolio growth, mainly in auto loans and finance leases.
The ratio

of the

ACL for

loans and

finance leases

to total

loans held

for investment

decreased to

1.91%

as of

December 31,

2024,
compared to 2.15% as of December 31, 2023. An explanation for the change for each portfolio follows:
●
The ACL to total

loans ratio for the

residential mortgage loan

portfolio decreased from

2.03% as of December

31, 2023 to
1.44% as of December 31, 2024, mainly due to the aforementioned updated historical loss experience and improvements in
the long-term projections of the unemployment rate, partially offset by the aforementioned newly originated loans.

●
The ACL

to total

loans ratio

for the construction

loan portfolio

decreased from

2.61% as

of December

31, 2023

to 1.67%
as

of

December

31,

2024,

mainly

due

to

an

improvement

on

the

economic

outlook

of

certain

macroeconomic

variables
associated with commercial real estate property performance and the

CRE price index.

●
The ACL

to total

loans ratio

for the

commercial mortgage

loan portfolio

decreased from

1.41% as

of December

31, 2023
to 0.87%

as of

December 31,

2024,

driven by

the aforementioned

reserve releases

associated with

the improved

financial
condition of

certain borrowers

and an improvement

on the economic

outlook of macroeconomic

variables associated

with
commercial real estate property performance and the CRE price index.
●
The ACL

to total

loans ratio

for

the C&I

loan portfolio

decreased from

1.05% as

of December

31, 2023

to 0.96%

as of
December

31,

2024,
driven

by

the

aforementioned

reserve

releases

associated

with

the

improved

financial

condition

of
certain borrowers.
●
The ACL

to total

loans ratio

for the

consumer loan

portfolio increased

from 3.64%

as of December

31, 2023

to 3.85% as
of December 31, 2024, driven by increases in charge

-off and delinquency levels.

The ratio

of the

total ACL

for

loans and

finance leases

to nonaccrual

loans held

for investment

was 278.90%

as of

December 31,
2024,

compared to 312.81% as of December 31, 2023.

See “Results of

Operations -

Provision for

Credit Losses” above

and Note 5

– “Allowance for

Credit Losses for

Loans and Finance
Leases” to the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information.
Year Ended December

31,
2024 2023 2022
(Dollars in thousands)
ACL for loans and finance leases, beginning of year $ 261,843 $ 260,464 $ 269,030
Impact of adoption of ASU 2022-02 - 2,116 -
Provision for credit losses - (benefit) expense:
Residential mortgage (16,225) (6,866) (8,734)
Construction (1,912) 1,408 (2,342)
Commercial mortgage (10,717) (2,086) (18,994)
C&I (4,886) 6,372 (1,770)
Consumer and finance leases 96,601 67,816 57,519
Total provision for credit losses

- expense
62,861 66,644 25,679
Charge-offs:
Residential mortgage (1,971) (3,245) (6,890)
Construction - (62) (123)
Commercial mortgage - (1,133) (85)
C&I (2,742) (6,936) (2,067)
Consumer and finance leases (109,115) (76,726) (48,165)
Total charge offs (113,828) (88,102) (57,330)
Recoveries:
Residential mortgage 1,453 2,692 3,547
Construction 131 1,951 725
Commercial mortgage 533 786 1,372
C&I 6,704 841 2,459
Consumer and finance leases 24,245
(1)
14,451 14,982
Total recoveries 33,066
(1)
20,721 23,085
Net charge-offs (80,762) (67,381) (34,245)
ACL for loans and finance leases, end of period $ 243,942 $ 261,843 $ 260,464
ACL for loans and finance leases to period-end total loans

held for investment
1.91% 2.15% 2.25%
Net charge-offs to average loans outstanding

during the period
0.65%
(2)
0.58% 0.31%
Provision for credit losses - expense for loans and finance

leases to net charge-offs during
the period 0.78x 0.99x 0.75x
(1) For the year ended December 31, 2024 includes a recovery totaling $10.0 million associated with the bulk sale of fully charged-off consumer loans and finance leases.
(2) The recovery associated with the aforementioned bulk sale reduced the ratio of total net charge-offs to related average loans by 9 basis points.

The following tables set forth information concerning the composition of the

Corporation's loan portfolio and related ACL by loan
category, and the percentage

of loan balances in each category to the total of such loans as of the indicated dates:
As of December 31, 2024
Residential
Mortgage
Loans
Commercial
Mortgage
Loans C&I Loans
Consumer and
Finance
Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$ 2,828,431 $ 228,396 $ 2,565,984 $ 3,366,038 $ 3,757,707 $ 12,746,556

Percent of loans in each category to total loans
22% 2% 20% 26% 30% 100%

Allowance for credit losses
$ 40,654 $ 3,824 $ 22,447 $ 32,266 $ 144,751 $ 243,942

Allowance for credit losses to amortized cost
1.44
%
1.67
%
0.87
%
0.96
%
3.85
%
1.91
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

2024,

the

ACL

for

off-balance

sheet
credit exposures

decreased by

$1.5 million

to $3.1

million, when

compared to

December 31,

2023, driven

by an

improvement on

the
economic outlook of certain macroeconomic variables, particularly in variables associated with the CRE price index.
Allowance for Credit Losses for Held-to-Maturity

Debt Securities
As

of

December

31,

2024,

the

ACL

for

held-to-maturity

securities

portfolio

was

entirely

related

to

financing

arrangements

with
Puerto

Rico

municipalities

issued

in

bond

form,

which

the

Corporation

accounts

for

as

securities,

but

which

were

underwritten

as
loans

with

features

that

are

typically

found

in

commercial

loans.

As

of

December

31,

2024,

the

ACL

for

held-to-maturity

debt
securities

was

$0.8

million,

compared

to

$2.2

million

as

of

December

31,

2023.

The

decrease

was

driven

by

improvements

in

the
underlying updated financial information of a Puerto Rico municipal bond issuer.
Allowance for Credit Losses for Available

-for-Sale Debt Securities

The

ACL

for

available-for-sale

debt

securities,

which

is

associated

with

private

label

MBS

and

a

residential

pass-through

MBS
issued by the PRHFA, was $0.5

million as of each of December 31, 2024 and December 31, 2023.
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
December 31, 2024 December 31, 2023
(In thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage $ 16,854 $ 18,324
Construction 403 595
Commercial mortgage 2,716 3,106
C&I 19,595 13,414
Consumer and finance leases 22,538 21,954
Total nonaccrual loans held for investment 62,106 57,393
OREO 13,691 28,382
Other repossessed property 11,637 7,857
Other assets 1,620 1,415
Total non-performing assets $ 89,054 $ 95,047
Past due loans 90 days and still accruing $ 39,307 $ 53,308
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage $ 6,555 $ 6,688
Construction 962 974
Commercial mortgage 8,135 9,099
C&I 919 1,169
Consumer 205 419
Total nonaccrual loans held for investment 16,776 18,349
OREO 3,615 4,287
Other repossessed property 219 252
Total non-performing assets $ 20,610 $ 22,888
Past due loans 90 days and still accruing $ 3,083 $ 6,005
United States:
Nonaccrual loans held for investment:
Residential mortgage $ 8,540 $ 7,227
C&I - 667
Consumer 45 71
Total nonaccrual loans held for investment 8,585 7,965
Other repossessed property 3 6
Total non-performing assets $ 8,588 $ 7,971
Past due loans 90 days and still accruing $ - $ 139
Total
Nonaccrual loans held for investment:
Residential mortgage $ 31,949 $ 32,239
Construction 1,365 1,569
Commercial mortgage 10,851 12,205
C&I 20,514 15,250
Consumer and finance leases 22,788 22,444
Total nonaccrual loans held for investment 87,467 83,707
OREO 17,306 32,669
Other repossessed property 11,859 8,115
Other assets
(1)
1,620 1,415
Total non-performing assets $ 118,252 $ 125,906
Past due loans 90 days and still accruing (2) (3) (4) $ 42,390 $ 59,452
Non-performing assets to total assets

0.61% 0.67%
Nonaccrual loans held for investment to total loans held for investment 0.69% 0.69%
ACL for loans and finance leases 243,942 261,843
ACL for loans and finance leases to total nonaccrual loans held for investment
278.90% 312.81%
ACL for loans and finance leases to total nonaccrual loans held for investment, excluding residential real estate loans
439.39% 508.75%
(1)
Residential pass-through MBS issued by the PRHFA held as

part of the available-for-sale debt securities portfolio.
(2)
Includes PCD loans previously

accounted for under ASC Subtopic

310-30 for which the

Corporation made the accounting

policy election of maintaining pools

of loans as “units of

account” both at
the time

of adoption

of CECL

on January

1, 2020

and on

an ongoing

basis for

credit loss

measurement. These

loans will

continue to

be excluded

from nonaccrual

loan statistics

as long

as the
Corporation can reasonably estimate

the timing and

amount of cash flows

expected to be

collected on the

loan pools. The portion

of such loans

contractually past due 90

days or more

amounted to
$6.2 million and $8.3 million as of December 31, 2024 and 2023, respectively.
(3)
Includes FHA/VA

government-guaranteed residential

mortgage as

loans past-due

90 days

and still

accruing as

opposed to

nonaccrual loans.

The Corporation

continues accruing

interest on

these
loans

until

they

have

passed

the

15

months delinquency

mark,

taking

into

consideration

the

FHA

interest

curtailment

process.

These

balances

include

$8.0

million

and

$15.4

million of

FHA
government guaranteed residential mortgage loans that were over 15 months delinquent as of December 31, 2024 and

2023, respectively.
(4)
These includes rebooked loans, which were

previously pooled into GNMA securities, amounting

to $5.7 million and $7.9 million

as of December 31, 2024 and 2023,

respectively. Under the GNMA
program, the

Corporation has

the option

but not

the obligation

to repurchase

loans that

meet GNMA’s

specified delinquency

criteria. For

accounting purposes,

the loans

subject to

the repurchase
option are required to be reflected on the financial statements with an offsetting liability.

Total

non-performing assets

decreased by

$7.6 million

to $118.3

million as

of December

31, 2024,

compared to

$125.9 million

as
of December

31, 2023. The

decrease in non-performing

assets was driven

by a $15.3

million decrease in

the OREO portfolio

balance
mainly in

the Puerto

Rico region,

driven by

the sale

of a

$5.3 million

commercial real

estate OREO

property

and sales

of residential
OREO properties,

partially offset

by a

$3.7 million

increase in

total nonaccrual

loans held

for investment,

as explained

below,

and a
$3.7 million increase in other repossessed property.
Total

nonaccrual

loans

were

$87.4

million

as

of

December

31,

2024.

This

represents

a

net

increase

of

$3.7

million

from

$83.7
million as

of December

31, 2023,

mainly in

commercial and

construction loans,

driven by

the inflow

of a

$16.5 million

commercial
relationship in the

Puerto Rico region

in the food retail

industry,

partially offset by

the sale of an

$8.2 million nonaccrual

C&I loan in
the Puerto

Rico region

that resulted

in a

$1.2 million

charge-off

that had

been previously

reserved,

loans returned

to accrual

status,
repayments, and a $0.5 million charge-off

recorded on a nonaccrual C&I loan in the Puerto Rico region.
The

following

tables

present

the

activity

of

commercial

and

construction

nonaccrual

loans

held

for

investment

for

the

indicated
periods:
Construction
Commercial
Mortgage
C&I

Total
(In thousands)
Year

Ended December 31, 2024
Beginning balance
$ 1,569 $ 12,205 $ 15,250 $ 29,024
Plus:
Additions to nonaccrual

3,300 151 28,064 31,515
Less:
Loans returned to accrual status
(35) (209) (9,495)
(1)
(9,739)
Nonaccrual loans transferred to OREO
(48) - (1,008) (1,056)
Nonaccrual loans charge-offs
- - (2,742) (2,742)
Loan collections
(288) (1,296) (4,488) (6,072)
Reclassification
(3,133) - 3,133 -
Nonaccrual loans sold, net of charge-offs
- - (8,200) (8,200)
Ending balance

$ 1,365 $ 10,851 $ 20,514 $ 32,730
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
133 2,633 21,088 23,854
Less:
Loans returned to accrual status - (3,466) (765) (4,231)
Nonaccrual loans transferred to OREO (367) (5,544) (742) (6,653)
Nonaccrual loans charge-offs
(14) (1,120) (6,910) (8,044)
Loan collections
(391) (2,097) (5,251) (7,739)
Reclassification - 6 - 6
Nonaccrual loans sold, net of charge-offs - (526) - (526)
Ending balance

$ 1,569 $ 12,205 $ 15,250 $ 29,024

The following table presents the activity of residential nonaccrual loans held for investment for the indicated periods:
Year

Ended December 31,
2024 2023
(In thousands)
Beginning balance

$ 32,239 $ 42,772

Plus:

Additions to nonaccrual
16,880 14,946

Less:

Loans returned to accrual status

(9,553) (12,028)

Nonaccrual loans transferred to OREO
(1,935) (5,523)

Nonaccrual loans charge-offs
(376) (902)

Loan collections
(5,306) (7,020)

Reclassification

- (6)
Ending balance

$ 31,949 $ 32,239
The amount of

nonaccrual consumer loans,

including finance leases, increased

by $0.4 million to

$22.8 million as of

December 31,
2024,

compared to

$22.4 million

as of

December 31,

2023. The

inflows of

nonaccrual consumer

loans during

year ended

December
31, 2024 amounted to $118.2 million,

compared to inflows of $91.3 million for the same period in 2023.
As of December

31, 2024, approximately

$29.3 million of the

loans placed in nonaccrual

status, mainly commercial

and residential
mortgage loans, were current,

or had delinquencies of

less than 90 days in their

interest payments.

Collections on nonaccrual loans

are
being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.

During

the

year

ended

December

31,

2024,

interest

income

of

approximately

$0.9

million

related

to

nonaccrual

loans

with

a
carrying value

of $29.3

million as

of December

31, 2024, mainly

nonaccrual commercial

and construction

loans, was applied

against
the related principal balances under the cost-recovery method.
Total loans in early

delinquency (
i.e.
, 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $153.0
million as

of December

31, 2024,

an increase of

$2.2 million,

compared to

$150.8 million

as of December

31, 2023, mainly

due to

a
$6.0 million increase in

consumer loans in early

delinquency, mostly

reflected in the finance leases

portfolio, partially offset

by a $3.7
million decrease in residential mortgage loans in early delinquency.
In addition,

the Corporation

provides

homeownership

preservation

assistance to

its customers

through

a loss

mitigation

program.
Depending

upon

the

nature

of

a

borrower’s

financial

condition,

restructurings

or

loan

modifications

through

this

program

are
provided,

as well

as other

modifications of

individual C&I,

commercial

mortgage, construction,

and residential

mortgage loans.

For
the

year

ended

December

31,

2024,

loans

modified

to

borrowers

experiencing

financial

difficulty

had

an

amortized

cost

basis

of
$146.4

million.

The

modifications

for

year

ended

December

31,

2024

include

$110.0

million

related

to

a

commercial

mortgage
relationship

that had

been

previously

reported

as a

troubled

debt

restructuring

under

ASC 310-40

and

was performing

according

to
modified

terms,

a

$12.2

million

nonaccrual

commercial

mortgage

loan

in

the

Florida

region,

and

$6.1

million

associated

with

a
commercial relationship in

the food retail industry

in the Puerto Rico

region. See Note 4

– “Loans Held for

Investment” for additional
information and statistics about the Corporation’s

modified loans.

The OREO portfolio, which is part of non-performing assets,

amounted to $17.3 million as of December 31, 2024 and $32.7 million as of

December 31,

2023. The

following tables

show the

composition of

the OREO

portfolio as

of December

31, 2024

and 2023,

as
well as the activity of the OREO portfolio by geographic area during the year ended
December 31, 2024:
OREO Composition by Region

As of December 31, 2024
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 12,092 $ 805 $ - $ 12,897
Construction 522 - - 522
Commercial 1,077 2,810 - 3,887
$ 13,691 $ 3,615 $ - $ 17,306
As of December 31, 2023
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 18,809 $ 1,452 $ - $ 20,261
Construction 1,576 25 - 1,601
Commercial 7,997 2,810 - 10,807
$ 28,382 $ 4,287 $ - $ 32,669
OREO Activity by Region

Year

Ended December 31, 2024
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Beginning Balance $ 28,382 $ 4,287 $ - $ 32,669
Additions 9,211 - 67 9,278
Sales (21,748) (639) (67) (22,454)
Subsequent measurement adjustments (424) (33) - (457)
Other adjustments (1,730) - - (1,730)
Ending Balance $ 13,691 $ 3,615 $ - $ 17,306

Net Charge-offs and Total

Credit Losses

Net charge-offs totaled $80.8 million,

for the year ended December 31, 2024 or 0.65% of

average loans, compared to $67.4 million,
or 0.58% of average loans,

for the same period in 2023.
Net charge-offs for the year

ended December 31, 2024 include a

$10.0 million
recovery

associated

with

the bulk

sale

of fully

charged-off

consumer

loans

and

finance leases,

which

reduced

by 9

basis points

the
ratio of total net charge-offs to average

loans for such period.
Consumer loans

and finance

leases net charge

-offs for

the year

ended December

31, 2024

were $84.9

million, or

2.29% of

related
average

loans,

compared

to

net

charge-offs

of

$62.3

million,

or

1.78%

of

related

average

loans,

for

the

same

period

in

2023.

The
increase

in

charge-offs

was

reflected

across

all

major

portfolio

classes,

which

have

been

trending

higher

towards

historical

loss
experience, partially

offset by

the aforementioned

recovery associated

with the

aforementioned bulk

sale, which

reduced by

27 basis
points the ratio of consumer loans and finance leases net charge

-offs to related average loans during 2024.

Construction

loans

net

recoveries

for

the

year

ended

December

31,

2024

were

$0.1

million,

or

0.06%

of

related

average

loans,
compared

to

net

recoveries

of

$1.9

million,

or

1.09%

of

related

average

loans,

for

the

same

period

in

2023.

For

the

year

ended
December 31, 2023, a recovery of $1.4 million was recorded on a construction loan in the Puerto Rico region.
C&I loans net

recoveries for the

year ended December

31, 2024 were

$4.0 million, or

0.12% of related

average loans, compared

to
net

charge-offs

of

$6.1

million,

or

0.21%

of

related

average

loans,

for

the

same

period

in

2023.

The

results

for

the

year

ended
December 31, 2024

include a $5.0

million recovery

associated with a

C&I loan in

the Puerto Rico

region and a

$0.8 million recovery
associated with a C&I loan

in the Florida region,
partially offset by the aforementioned

$1.2 million charge-off

recorded on the sale of
a nonaccrual

C&I loan in

the Puerto Rico

region and

a $0.5 million

charge-off

recorded on a

nonaccrual C&I

loan in the

Puerto Rico
region.

Meanwhile,

the

net

charge-offs

for

the

year

ended

December

31,2023

included

a

$6.0

million

net

charge-off

recorded

on

a
C&I participated loan in the Florida region in the power generation industry.
Commercial mortgage

loans net

recoveries for

the year

ended December

31, 2024

were $0.5

million, or

0.02% of

related average
loans, compared to

net charge-offs

of $0.3 million,

or 0.01% of related

average loans, for

the same period

in 2023. The net

recoveries
for the year ended December

31, 2024 include a $0.4

million recovery recorded on a

commercial real estate loan in

the Florida region.
The

net

charge-offs

recorded

during

2023

include

a

$1.0

million

charge-off

recorded

on

a

nonaccrual

commercial

mortgage

loan
transferred

to

OREO,

partially

offset

by

$0.8

million

in

recoveries

recorded

during

2023,

which

include

a

$0.3

million

recovery
associated with the sale of a commercial mortgage loan in the Puerto Rico region.

The following table presents net charge-offs (recoveries)

to average loans held-in-portfolio for the indicated periods:
Year Ended December

31,
2024 2023 2022
Residential mortgage

0.02% 0.02% 0.12%
Construction

(0.06) % (1.09) % (0.49) %
Commercial mortgage (0.02) % 0.01% (0.06) %
C&I (0.12) % 0.21% (0.01) %
Consumer and finance leases 2.29%
(1)
1.78% 1.07%
Total loans

0.65%
(1)
0.58% 0.31%
(1)
The $10.0 million recovery associated with the bulk sale

of fully charged-off consumer loans and finance leases

for the year ended December 31, 2024 reduced the ratios of consumer loans and finance leases and total net charge-offs to related

average loans by 27 basis points and 9 basis points,

respectively.

The following table presents net charge-offs (recoveries)

to average loans held in various portfolios by geographic segment for the indicated periods:
Year Ended December

31,
2024 2023 2022
PUERTO RICO:
Residential mortgage 0.03% 0.03% 0.14%
Construction

- % (2.66) % (1.68) %
Commercial mortgage - % 0.03% (0.04) %
C&I (0.14) % (0.01) % (0.11) %
Consumer and finance leases

2.27% (1) 1.78% 1.07%
Total loans

0.82% (1) 0.65% 0.37%
VIRGIN ISLANDS:
Residential mortgage - % - % 0.18%
Construction

- % 0.03% - %
Commercial mortgage (0.25) % (0.02) % (0.22) %
Consumer and finance leases 3.37% 0.26% 1.23%
Total loans 0.53% 0.04% 0.23%
FLORIDA:
Residential mortgage (0.01) % (0.01) % (0.03) %
Construction

(0.22) % (0.05) % (0.06) %
Commercial mortgage (0.06) % (0.02) % (0.10) %
C&I (0.09) % 0.67% 0.17%
Consumer and finance leases (1.40) % (0.50) % 0.30%
Total loans (0.07) % 0.30% 0.05%
(1) The recovery associated with the aforementioned bulk sale reduced the ratios of consumer loans and finance leases and total net charge-offs to related average loans for the year ended December 31, 2024 by 28 basis points and 10 basis points, respectively.

The following table presents information about the OREO inventory and related gains and losses for the indicated periods:
Year Ended

December 31,
2024 2023 2022
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential $ 12,897 $ 20,261 $ 24,025
Construction 522 1,601 1,764
Commercial 3,887 10,807 5,852
Total $
17,306
$ 32,669 $ 31,641
OREO activity (number of properties):
Beginning property inventory 277 344 418
Properties acquired 93 171 156
Properties disposed (189) (238) (230)
Ending property inventory 181 277 344
Average holding period (in days)
Residential 517 483 606
Construction 1,560 2,412 2,185
Commercial 3,752 1,491 2,570
Total average holding period (in days) 1,275 911 1,057
OREO operations (gain) loss:
Market adjustments and (gains) losses on sale:
Residential $ (6,648) $ (8,962) $ (7,742)
Construction (602) (61) 418
Commercial (2,272) (305) (420)
Total net gain (9,522) (9,328) (7,744)
Other OREO operations expenses 2,048 2,190 1,918
Net Gain on OREO operations $ (7,474) $ (7,138) $ (5,826)

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

of $12.7 billion

as of December

31, 2024, the

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

There

are

other

indicators

that

gauge

economic

activity

and

are

published

with

greater

frequency,

for

example,

the

Economic
Development

Bank

for

Puerto

Rico’s

Economic

Activity

Index

(“EDB-EAI”).

Although

not

a

direct

measure

of

Puerto

Rico’s

real
GNP,

the EDB-EAI is correlated

to Puerto Rico’s

real GNP.

For November 2024,

estimates showed that the

EDB-EAI stood at 126.4,
down

1.1%

on

a

year-over-year

basis.

Over

the

12-month

period

ended

November

30,

2024,

the

EDB-EAI

averaged

126.1,

0.4%
below the comparable figure a year earlier.

Labor market trends

remain positive. Data

published by the

Bureau of Labor

Statistics showed that

non-farm payrolls in

December
2024 in

Puerto Rico increased

by 1.6%

when compared

to December

2023, primarily

driven by

payrolls in the

private sector as

these
increased by

2.4% from

the comparable

figure a

year earlier.

Key industries

driving private-sector

payroll growth

include Leisure

&
Hospitality

with

a

year-over-year

increase

of

5.1%

and

Construction

with

a

positive

variance

of

6.4%.

The

unemployment

rate
continued to trend lower to a record-low level of 5.4% in December 2024.
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
March

24,

2025,

pursuant

to

a

Court

order

dated

January

29,

2025,

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

November

30,

2024,

over

$3.7

billion

in

disaster

relief

funds

were

disbursed

through

the

Federal

Emergency

Management
Agency

(“FEMA”)

Public

Assistance

program

and

the

HUD

Community

Development

Block

Grant

(“CDBG”)

program,

a

16%
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

January

25,

2025,

over
3,700

projects had

already been

completed

under FEMA’s

Public Assistance

Permanent Work

programs

while over

20,300 projects
were

active

across

different

stages

of

execution

for

a

total

cost

of

$12.1

billion,

equivalent

to

approximately

33%

of

the

agency’s
$36.0 billion obligation, according to the Central Office

for Recovery, Reconstruction

and Resiliency (“COR3”).
After more

than five

years since

the confirmation

of the

COFINA plan

of adjustment,

on October

30, 2024,

the Court

granted the
PROMESA oversight

board’s

request for

entry of

an order

closing the

COFINA Title

III case,

making it

the first

closed bankruptcy
case since the enactment of PROMESA.

Exposure to Puerto Rico Government
As of December

31, 2024, the

Corporation had $288.6

million of direct

exposure to the

Puerto Rico government,

its municipalities
and

public

corporations,

compared

to

$285.1

million

as

of

December

31,

2023.

As

of

December

31,

2024,

approximately

$195.8
million of the

exposure consisted of loans

and obligations of municipalities

in Puerto Rico that

are supported by assigned

property tax
revenues

and

for

which,

in

most

cases,

the

good

faith,

credit

and

unlimited

taxing

power

of

the

applicable

municipality

have

been
pledged to their

repayment, and $51.1

million consisted of

loans and obligations

which are supported

by one or more

specific sources
of municipal

revenues. Approximately

72% of the

Corporation’s

exposure to

Puerto Rico municipalities

consisted primarily

of senior
priority loans

and obligations concentrated

in four of

the largest municipalities

in Puerto Rico.

The municipalities

are required by

law
to levy

special property

taxes in

such amounts

as are

required for

the payment

of all

of their

respective general

obligation bonds

and
notes. In

addition to

municipalities, the

total direct

exposure also

included $8.8

million in

a loan

extended to

an affiliate

of PREPA,
$30.0

million

in

loans

to

public

corporations

of

the

Puerto

Rico

government,

and

obligations

of

the

Puerto

Rico

government,
specifically a residential

pass-through MBS issued

by the PRHFA,

at an amortized

cost of $2.9 million

as part of its available-for

-sale
debt securities portfolio (fair value of $1.6 million as of December 31,

2024).
The

following

table

details

the

Corporation’s

total

direct

exposure

to

Puerto

Rico

government

obligations

according

to

their
maturities:
As of December 31, 2024
Investment
Portfolio
(Amortized cost) Loans
Total

Exposure
(In thousands)
Puerto Rico Housing Finance Authority:

After 10 years
$ 2,951 $ - $ 2,951
Total Puerto Rico Housing Finance Authority 2,951 - 2,951
Public corporation of the Puerto Rico government:

After 1 to 5 years
- 8,458 8,458

After 5 to 10 years
- 21,607 21,607
Total public corporation of the Puerto Rico government - 30,065 30,065

Affiliate of the Puerto Rico Electric Power Authority:

After 1 to 5 years
- 8,787 8,787
Total Puerto Rico government affiliate - 8,787 8,787
Total Puerto Rico public corporations and government affiliate - 38,852 38,852
Municipalities:

Due within one year
2,214 26,343 28,557

After 1 to 5 years
61,289 39,220 100,509

After 5 to 10 years
13,184 88,821 102,005

After 10 years
15,755 - 15,755
Total Municipalities 92,442 154,384 246,826
Total Direct

Government Exposure
$ 95,393 $ 193,236 $ 288,629
Also,

as

of

December

31,

2024,

the

outstanding

balance

of

construction

loans

funded

through

conduit

financing

structures

to
support the

federal programs

of LIHTC

combined with

CDBG-DR funding

amounted to $59.2

million, compared

to $12.8

million as
of

December

31,

2023.

The

main

objective

of

these

programs

is

to

spur

development

in

new

or

rehabilitated

and

affordable

rental
housing. PRHFA,

as program

subrecipient and

conduct issuer,

issues tax-exempt

obligations which

are acquired

by private

financial
institutions and are

required to co-underwrite

with PRHFA

a mirror construction

loan agreement for

the specific project loan

to which
the Corporation will serve as ultimate lender but where the PRHFA will be the lender of record.
In

addition,

as

of

December

31,

2024,

the

Corporation

had

$72.5

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

December

31,

2024

and

2023,

the

Corporation

had

$3.1

billion

and

$2.7

billion,

respectively,

of

public

sector

deposits

in
Puerto

Rico.

Approximately

17%

of

the

public

sector

deposits

as

of

December

31,

2024

were

from

municipalities

and

municipal
agencies in

Puerto Rico

and 83%

were from

public corporations,

the Puerto

Rico central

government and

agencies, and

U.S. federal
government agencies in Puerto Rico.
Exposure to USVI Government
The Corporation has operations in the USVI and has credit exposure to USVI government entities.
For many years, the

USVI has been experiencing

several fiscal and economic

challenges that have deteriorated

the overall financial
and

economic

conditions

in

the

area.

On

June

17,

2024,

the

United

States

Bureau

of

Economic

Analysis

(the

“BEA”)

released

its
estimates of GDP

for 2022.

According to

the BEA, the

USVI’s

real GDP decreased

1.3% in 2022

after increasing

3.7% in 2021.

The
decrease

in

real

GDP

reflected

declines

in

exports,

private

fixed

investment,

government

spending,

and

personal

consumption
expenditures. These

negative variances were

partly offset

by an increase

in inventory investment,

while imports,

a subtraction item

in
the calculation of GDP,

decreased.
Over the past

three years, the

USVI has been

recovering from the

adverse impact caused

by COVID-19 and

has continued to

make
progress

on

its

rebuilding

efforts

related

to

Hurricanes

Irma

and

Maria,

which

occurred

in

September

2017.

According

to

data
published by

FEMA, over

$5.7

billion in

disaster recovery

funds had

been disbursed

through November

2024 and

nearly $14

billion
were remaining obligated

funds pending to

be disbursed. Disaster

recovery disbursements totaled

$685.6 million

during the 12-month
period ended

November 30,

2024, 60% above

the comparable figure

a year earlier.

Moreover, labor

market trends remain

stable with
average non-farm payrolls during 2024 down by 0.7% on a year-over-year basis.
Finally, PROMESA

does not apply to

the USVI and, as such,

there is currently no federal

legislation permitting the restructuring

of
the debts of the USVI and

its public corporations and instrumentalities.

To the

extent that the fiscal condition of the

USVI government
deteriorates

again,

the

U.S.

Congress

or

the

government

of

the

USVI

may

enact

legislation

allowing

for

the

restructuring

of

the
financial

obligations

of

the

USVI

government

entities

or

imposing

a

stay

on

creditor

remedies,

including

by

making

PROMESA
applicable to the USVI.
As of

December 31,

2024 and

2023, the

Corporation had

$100.4 million

and $90.5

million, respectively,

in loans

to USVI

public
corporations, of which $68.2 million and $57.2 million, respectively,

were fully collateralized by cash balances held at the Bank. As of
December 31, 2024, all loans were currently performing and up to date on principal and interest payments.

CEO and CFO Certifications
First BanCorp.’s Chief Executive

Officer and Chief Financial Officer have

filed with the SEC certifications required by Section 302
and Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2,

32.1 and 32.2 to this Form 10-K.

In addition, in 2024, First BanCorp’s

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
FIRST BANCORP.
INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

(PCAOB No.
173
)….………………………….. 110

Management’s Report on Internal Control over Financial Reporting
………………………………………… 112

Consolidated Statements of Financial Condition
……………………………………………………………... 113

Consolidated Statements of Income

……...…………………………………………………………………...
114

Consolidated Statements of Comprehensive Income (Loss)

……...………………………………………..…
115

Consolidated Statements of Cash Flows
……………………………………………………………………… 116

Consolidated Statements of Changes in Stockholders’ Equity
……………………………………………….. 117

Notes to Consolidated Financial Statements
………………………………………………………………….. 118

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of First BanCorp.
San Juan, Puerto Rico
Opinions on the Financial Statements and Internal Control

over Financial Reporting
We
have audited the accompanying

consolidated statements of financial condition

of First BanCorp. (the "Company")

as of December
31,

2024

and

2023,

the

related

consolidated

statements

of

income,

comprehensive

income

(loss),

cash

flows,

and

changes

in
stockholders’

equity,

for

each

of

the

years

in

the

three-year

period

ended

December

31,

2024,

and

the

related

notes

(collectively
referred

to

as

the

“financial

statements”).
We
also

have

audited

the

Company’s

internal

control

over

financial

reporting

as

of
December

31,

2024,

based

on

criteria

established

in

Internal

Control

–

Integrated

Framework:

(2013)

issued

by

the

Committee

of
Sponsoring Organizations of the Treadway

Commission (COSO).
In our opinion,

the financial statements

referred to above

present fairly,

in all material respects,

the financial position

of the Company
as of

December 31,

2024 and

2023, and

the results

of its

operations and

its cash

flows for

each of

the years

in the

three-year period
ended December

31, 2024

in conformity

with accounting

principles generally

accepted in

the United

States of

America.

Also in

our
opinion, the Company maintained,

in all material respects, effective

internal control over financial

reporting as of December

31, 2024,
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

assumptions

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
February 28, 2025
Stamp No. E566476 of the
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

2024,

based

on

the
framework

set

forth

by

the

Committee

of

Sponsoring

Organizations

of

the

Treadway

Commission

(COSO)

in

Internal

Control-
Integrated

Framework

(2013).

Based

on

that

assessment,

management

concluded

that,

as

of

December

31,

2024,

the

Corporation’s
internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework (2013).
The

Corporation’s

independent

registered

public

accounting

firm,

Crowe LLP,

has

audited

the effectiveness

of the

Corporation’s
internal control over financial reporting as of December 31, 2024, as stated in their report dated February 28, 2025.

First BanCorp.

/s/

Aurelio Alemán

Aurelio Alemán

President and Chief Executive Officer

Date: February 28, 2025

/s/

Orlando Berges

Orlando Berges

Executive Vice President

and Chief Financial Officer

Date: February 28, 2025

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2024 December 31, 2023
(In thousands, except for share information)
ASSETS
Cash and due from banks $
1,158,215
$
661,925
Money market investments:
Time deposits with other financial institutions
500
300
Other short-term investments
700
939
Total money market investments
1,200
1,239
Available-for-sale debt securities, at fair value (amortized cost of

$
5,125,408

as of December 31, 2024 and
$
5,863,294

as of December 31, 2023; ACL of

$
521

as of December 31, 2024 and $
511

as of December 31, 2023)
4,565,302
5,229,984
Held-to-maturity debt securities, at amortized

cost, net of ACL of $
802

as of December 31, 2024 and $
2,197
as of December 31, 2023 (fair value of

$
308,040

as of December 31, 2024 and $
346,132

as of December 31, 2023)
316,984
351,981
Equity securities
52,018
49,675
Total investment securities
4,934,304
5,631,640
Loans, net of ACL of $
243,942

as of December 31, 2024 and $
261,843

as of December 31, 2023
12,502,614
11,923,640
Mortgage loans held for sale, at lower of

cost or market
15,276
7,368
Total loans, net
12,517,890
11,931,008
Accrued interest receivable on loans and

investments
71,881
77,716
Premises and equipment, net
133,437
142,016
Other real estate owned (“OREO”)
17,306
32,669
Deferred tax asset, net
136,356
150,127
Goodwill
38,611
38,611
Other intangible assets
6,967
13,383
Other assets
276,754
229,215
Total assets $
19,292,921
$
18,909,549
LIABILITIES
Non-interest-bearing deposits $
5,547,538
$
5,404,121
Interest-bearing deposits
11,323,760
11,151,864
Total deposits
16,871,298
16,555,985
Long-term borrowings
561,700
661,700
Accounts payable and other liabilities
190,687
194,255
Total liabilities
17,623,685
17,411,940
Commitments and contingencies (See

Note 27)
(nil) (nil)
STOCKHOLDERS’ EQUITY
Common stock, $
0.10

par value,
2,000,000,000

shares authorized;
223,663,116

shares issued;
163,868,877
shares outstanding as of December 31, 2024

and
169,302,812

as of December 31, 2023
22,366
22,366
Additional paid-in capital
964,964
965,707
Retained earnings, includes legal surplus

reserve of $
230,178

as of December 31, 2024 and $
199,576

as of December 31, 2023
2,038,812
1,846,112
Treasury stock (at cost),
59,794,239

shares as of December 31, 2024 and
54,360,304

shares as of December 31, 2023
(790,350)
(697,406)
Accumulated other comprehensive loss, net

of tax of $
8,221

as of December 31, 2024 and $
8,581

as of December 31, 2023
(566,556)
(639,170)
Total stockholders’ equity
1,669,236
1,497,609
Total liabilities and stockholders’ equity $
19,292,921
$
18,909,549
The accompanying notes are an integral part

of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31,
2024 2023 2022
(In thousands, except per share information)
Interest and dividend income:

Loans
$
965,472
$
890,562
$
747,901

Investment securities
92,599
102,505
102,922

Money market investments and interest-bearing cash accounts
37,082
30,419
11,791

Total interest and dividend income
1,095,153
1,023,486
862,614
Interest expense:

Deposits
253,107
185,461
46,361

Short-term borrowings
18
7,583
2,508

Long-term borrowings
34,549
33,332
18,452

Total interest expense
287,674
226,376
67,321

Net interest income
807,479
797,110
795,293
Provision for credit losses - expense (benefit):

Loans and finance leases
62,861
66,644
25,679

Unfunded loan commitments
(1,495)
365
2,736

Debt securities
(1,445)
(6,069)
(719)

Provision for credit losses - expense
59,921
60,940
27,696

Net interest income after provision for credit losses
747,558
736,170
767,597
Non-interest income:

Service charges and fees on deposit accounts
38,819
38,042
37,823

Mortgage banking activities
12,683
10,587
15,260

Gain on early extinguishment of debt
-
1,605
-

Insurance commission income
13,570
12,763
13,743

Card and processing income
46,758
43,909
40,416

Other non-interest income
18,892
25,788
15,850

Total non-interest income

130,722
132,694
123,092
Non-interest expenses:

Employees' compensation and benefits
235,695
222,855
206,038

Occupancy and equipment
88,427
85,911
88,277

Business promotion
17,645
19,626
18,231

Professional service fees
49,455
45,841
47,848

Taxes, other than income taxes
22,196
21,236
20,267

Federal Deposit Insurance Corporation ("FDIC")

deposit insurance
9,818
14,873
6,149

Net gain on OREO operations
(7,474)
(7,138)
(5,826)

Credit and debit card processing expenses
27,600
25,997
22,736

Communications
8,779
8,561
8,723

Other non-interest expenses
34,932
33,666
30,662

Total non-interest expenses
487,073
471,428
443,105
Income before income taxes
391,207
397,436
447,584
Income tax expense
92,483
94,572
142,512
Net income

$
298,724
$
302,864
$
305,072
Net income attributable to common stockholders

$
298,724
$
302,864
$
305,072
Net income per common share:

Basic
$
1.82
$
1.72
$
1.60

Diluted
$
1.81
$
1.71
$
1.59
The accompanying notes are an integral part

of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(LOSS)
Year Ended

December 31,
2024 2023 2022
(In thousands)
Net income

$
298,724
$
302,864
$
305,072
Other comprehensive income (loss), net of tax:
Available-for-sale debt securities:
Net unrealized holding gains (losses) on debt securities
(1)
73,214
165,420
(718,582)
Defined benefit plans adjustments:
Net actuarial (loss) gain
(635)
177
(2,199)
Reclassification adjustment for amortization of net actuarial loss
35
11
2
Other comprehensive income (loss) for the year, net of tax
72,614
165,608
(720,779)

Total comprehensive income (loss) $
371,338
$
468,472
$
(415,707)
Year Ended

December 31,
2024 2023 2022
(In thousands)
Income tax effect of items included in other comprehensive income (loss):
Defined benefit plans adjustments:
Net actuarial (loss) gain $
381
$
(107)
$
1,319
Reclassification adjustment for amortization of net actuarial loss
(21)
(6)
(1)
Total income tax effect of items included in other comprehensive income (loss) $
360
$
(113)
$
1,318
(1) Net unrealized holding gains (losses)

on available-for-sale debt securities have no tax

effect because securities are either tax-exempt,

held by an International Banking Entity
("IBE"), or have a full deferred tax asset

valuation allowance.
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,
2024 2023 2022
(In thousands)
Cash flows from operating activities:
Net income

$
298,724
$
302,864
$
305,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
18,580
20,501
22,289
Amortization of intangible assets
6,416
7,735
8,816
Provision for credit losses
59,921
60,940
27,696
Deferred income tax expense
14,131
6,105
54,216
Stock-based compensation
8,706
7,799
5,407
Gain on early extinguishment of debt
-
(1,605)
-
Unrealized gain on derivative instruments
(537)
(301)
(1,098)
Net gain on disposals or sales, and impairments of premises

and equipment and other assets
(103)
(3,514)
(706)
Net gain on sales of loans and loans held-for-sale valuation adjustments

(3,426)
(1,572)
(5,498)
Net amortization of discounts, premiums, and deferred loan fees and costs
344
1,223
(7,853)
Originations and purchases of loans held for sale
(165,291)
(147,460)
(214,962)
Sales and repayments of loans held for sale
160,593
149,888
235,199
Amortization of broker placement fees
757
309
106
Net amortization of premiums and discounts on investment securities
5,069
4,967
3,435
Decrease (increase) in accrued interest receivable
5,598
(5,437)
(11,340)
Increase in accrued interest payable
5,358
18,430
1,706
Increase in other assets
(10,514)
(16,619)
(2,437)
(Decrease) increase in other liabilities
(176)
(41,290)
20,437

Net cash provided by operating activities
404,150
362,963
440,485
Cash flows from investing activities:
Net disbursements on loans held for investment
(705,368)
(758,232)
(603,853)
Proceeds from sales of loans held for investment
18,362
7,736
62,168
Proceeds from sales of repossessed assets
64,337
53,870
46,281
Purchases of available-for-sale debt securities
(266,198)
(5,458)
(512,327)
Proceeds from principal repayments and maturities of available-for-sale debt securities
997,081
549,644
626,802
Purchases of held-to-maturity debt securities
-
-
(289,784)
Proceeds from principal repayments and maturities of held-to-maturity debt securities
38,353
85,988
32,153
Additions to premises and equipment
(10,008)
(22,599)
(20,459)
Proceeds from sales of premises and equipment and other assets
1,353
4,475
1,196
Net (purchases) redemptions of equity securities
(2,350)
5,643
(23,637)
Proceeds from the settlement of insurance claims - investing activities
670
483
-

Net cash provided (used) by investing activities
136,232
(78,450)
(681,460)
Cash flows from financing activities:
Net increase (decrease) in deposits
260,843
470,981
(1,706,118)
Net (repayments) proceeds of short-term borrowings
-
(550,133)
550,133
Repayments of long-term borrowings
(97,000)
(19,795)
(500,000)
Proceeds from long-term borrowings
-
300,000
200,000
Repurchase of outstanding common stock
(102,393)
(203,241)
(277,769)
Dividends paid on common stock
(105,581)
(99,666)
(87,824)

Net cash used in financing activities
(44,131)
(101,854)
(1,821,578)
Net increase (decrease) in cash and cash equivalents
496,251
182,659
(2,062,553)
Cash and cash equivalents at beginning of year
663,164
480,505
2,543,058
Cash and cash equivalents at end of year $
1,159,415
$
663,164
$
480,505
Cash and cash equivalents include:
Cash and due from banks $
1,158,215
$
661,925
$
478,480
Money market investments
1,200
1,239
2,025
$
1,159,415
$
663,164
$
480,505
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY
Year Ended December 31,
2024 2023 2022
(In thousands, except per share information)
Common Stock $
22,366
$
22,366
$
22,366
Additional Paid-In Capital:

Balance at beginning of year
965,707
970,722
972,547

Stock-based compensation expense
8,706
7,799
5,407

Common stock reissued under stock-based compensation plan
(9,659)
(13,531)
(7,365)

Restricted stock forfeited
210
717
133

Balance at end of year
964,964
965,707
970,722
Retained Earnings:

Balance at beginning of year
1,846,112
1,644,209
1,427,295

Cumulative adjustment of adoption of Accounting Standards Update

(“ASU”) 2022-02
-
(1,357)
-

Net income

298,724
302,864
305,072

Dividends on common stock (2024 - $
0.64

per share; 2023 - $
0.56

per share; 2022 - $
0.46

per share)
(106,024)
(99,604)
(88,158)

Balance at end of year
2,038,812
1,846,112
1,644,209
Treasury Stock (at cost):

Balance at beginning of year
(697,406)
(506,979)
(236,442)

Common stock repurchases (See Note 15)
(102,393)
(203,241)
(277,769)

Common stock reissued under stock-based compensation plan
9,659
13,531
7,365

Restricted stock forfeited
(210)
(717)
(133)

Balance at end of year
(790,350)
(697,406)
(506,979)
Accumulated Other Comprehensive Loss, net of tax:

Balance at beginning of year
(639,170)
(804,778)
(83,999)

Other comprehensive income (loss), net of tax
72,614
165,608
(720,779)

Balance at end of year
(566,556)
(639,170)
(804,778)

Total stockholders’ equity
$
1,669,236
$
1,497,609
$
1,325,540
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
INDEX TO NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
PAGE
Note 1 – Nature of Business and Summary of Significant Accounting Policies
119
Note 2 – Money Market Investments
134
Note 3 – Debt Securities
135
Note 4 – Loans Held for Investment
145
Note 5 – Allowance for Credit Losses for Loans and Finance Leases
172
Note 6 – Premises and Equipment
175
Note 7 – Other Real Estate Owned (“OREO”)
176
Note 8 – Related-Party Transactions
176
Note 9 – Goodwill and Other Intangibles
177
Note 10 – Non-Consolidated Variable Interest Entities (“VIEs”) and Servicing Assets
178
Note 11 – Deposits
183
Note 12 – Borrowings
184
Note 13 – Earnings per Common Share
186
Note 14 – Stock-Based Compensation
187
Note 15 – Stockholders’ Equity
190
Note 16 – Accumulated Other Comprehensive Loss
192
Note 17 – Employee Benefit Plans
193
Note 18 – Other Non-Interest Income
197
Note 19 – Other Non-Interest Expenses
197
Note 20 – Income Taxes
198
Note 21 – Operating Leases
201
Note 22 – Derivative Instruments and Hedging Activities
202
Note 23 – Fair Value
205
Note 24 – Revenue from Contracts with Customers
211
Note 25 – Segment Information
214
Note 26 – Supplemental Statement of Cash Flows Information
218
Note 27 – Regulatory Matters, Commitments, and Contingencies
219
Note 28 – First BanCorp. (Holding Company Only) Financial Information
223

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS
(Audited)
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
57

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
120
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

2024

and

2023,

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

of Federal Home

Loan Bank (“FHLB”)

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

2024

and

2023,

the

held-to-maturity

debt
securities portfolio consisted of U.S. government-sponsored entities

(“GSEs”) MBS and Puerto Rico municipal bonds.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
121
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
The Corporation

has elected not

to measure

an ACL on

accrued interest related

to held-to-maturity

debt securities,

as uncollectible
accrued interest

receivables are written

off on

a timely manner.

See Note 3

– “Debt Securities”

for additional

information about

ACL
balances for held-to-maturity debt securities and activity during the years ended December 31, 2024, 2023, and 2022.
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
122
Losses

are

charged

against

the

ACL

when

management

believes

the

uncollectability

of

an

available-for-sale

debt

security

is
confirmed or

when either

of the

criteria regarding

intent or requirement

to sell

is met.

The Corporation

has elected

not to measure

an
ACL on

accrued interest

related to

available-for-sale

debt

securities as

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

23

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
Nonaccrual

and

Past-Due

Loans

–

Loans

on

which

the

recognition

of

interest

income

has

been

discontinued

are

designated

as
nonaccrual.

Loans

are

classified

as

nonaccrual

when

they

are
90

days

past

due

for

interest

and

principal,

except

for

residential
mortgage loans insured or guaranteed

by the Federal Housing Administration

(the “FHA”), the Veterans

Administration (the “VA”)

or
the

PRHFA,

and

credit

card

loans.

It

is

the

Corporation’s

policy

to

report

delinquent

mortgage

loans

insured

by

the

FHA,

or
guaranteed by

the VA

or the

PRHFA,

as loans

past due
90

days and

still accruing

as opposed

to nonaccrual

loans since

the principal
repayment

is

insured

or

guaranteed,

and

such

loans

continue

to

accrue

interest

at

the

rate

guaranteed

by

the

government

agency.
However,

when

such FHA/VA

loans are

over
15

months delinquent,

the Corporation

discontinues the

recognition

of income

taking
into

consideration

the

FHA

interest

curtailment

process,

and

with

respect

to

PRHFA

loans

when

such

loans

are

over
90

days
delinquent. Credit card loans continue

to accrue finance charges and

fees until charged off at
180

days. Loans generally may be placed
on nonaccrual status

prior to when required

by the policies described

above when the full

and timely collection

of interest or principal
becomes

uncertain

(generally

based

on

an

assessment

of

the

borrower’s

financial

condition

and

the

adequacy

of

collateral,

if

any).
When

a

loan

is

placed

on

nonaccrual

status,

any

accrued

but

uncollected

interest

income

is

reversed

and

charged

against

interest
income and amortization

of any net

deferred fees is suspended.

Interest income on

nonaccrual loans is recognized

only to the extent

it
is received in

cash. However,

when there is

doubt regarding the

ultimate collectability of

loan principal, all

cash thereafter received

is
applied to reduce

the carrying value of

such loans (
i.e.
, the cost recovery

method). Under the cost-recovery

method, interest income

is
not recognized until the loan

balance has been collected

in full, including the charged

-off portion.

Generally,

the Corporation returns a
loan

to

accrual

status

when

all

delinquent

interest

and

principal

becomes

current

under

the

terms

of

the

loan

agreement,

or

after

a
sustained

period

of

repayment

performance

(
six months
)

and

the

loan

is

well

secured

and

in

the

process

of

collection,

and

full
repayment of

the remaining

contractual principal

and interest

is expected.

Loans that

are past

due 30

days or

more as

to principal

or
interest

are

considered

delinquent,

with

the

exception

of residential

mortgage,

commercial

mortgage,

and

construction

loans,

which
are

considered

past

due

when

the

borrower

is

in

arrears

on

two

or

more

monthly

payments.

The

Corporation

has

elected

not

to
measure an ACL on accrued interest related to loans held for investment as uncollectible accrued interest receivables are written off on
a timely manner.
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
123
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

For
years 2024

and 2023, modifications

granted to debtors

experiencing financial

difficulties during

the current reporting

period in which
there was a change in

the timing and/or amount

of contractual cash flows in

the form of a reduction

in interest rate, term extension,

an
other-than-insignificant

payment

delay,

or

any

combination

thereof

are

disclosed.

For

the

year

2022,

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
124

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
125
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

values

is

generally

measured
using a risk-adjusted discounted

cash flow method. Under this

approach, all future cash

flows (interest and principal) for

each loan are
adjusted by

the PDs

and LGDs

derived from

the term

structure curves

and prepayments

and then

discounted at

the effective

interest
rate as of the reporting date to arrive at the net present value of future cash flows.
See Note

5 –

“Allowance

for Credit

Losses for

Loans

and Finance

Leases” for

additional information

about reserve

balances

for
each portfolio segment and activity during the years ended December

31, 2024, 2023, and 2022.
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

2024 and

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
See Note

5 –

“Allowance

for Credit

Losses” for

Loans

and

Finance

Leases for

additional information

about reserve

balances

for
unfunded loan commitments and activity during the years ended December 31,

2024, 2023, and 2022.
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

As of December

31, 2024 and

2023, the

ACL on other

assets measured at
amortized cost was immaterial.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
126
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
127
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

Operating leases

The Corporation,

as lessee,

determines

if an

arrangement

is a

lease or

contains a

lease at

inception.

Operating lease

liabilities are
recognized

based

on

the

present

value

of

the

remaining

lease

payments,

discounted

using

the

discount

rate

for

the

lease

at

the
commencement

date,

or

at

acquisition

date

in

case

of

a

business

combination.

As

the

rates

implicit

in

the

Corporation’s

operating
leases are

not readily

determinable,

the Corporation

generally uses

an incremental

borrowing

rate based

on information

available

at
the commencement

date to

determine the

present value

of future

lease payments.

The incremental

borrowing rate

is calculated

based
on fully

amortizing secured

borrowings. Operating

right-of-use (“ROU”)

assets are

generally recognized

based on

the amount

of the
initial measurement of the

lease liability. Non-lease

components, such as common

area maintenance charges,

are not considered a part
of the

gross-up of

the ROU

asset and

lease liability

and are

recognized as

incurred. The

Corporation’s

leases are

primarily related

to
operating leases

for the

Bank’s

branches. Most

of the

Corporation’s

leases with

operating ROU

assets have

terms of
two years

to
20
years, some

of which

include options

to extend

the leases

for up

to
ten years
.

The Corporation

does not

recognize ROU

assets and
lease

liabilities

that

arise

from

short-term

leases

(less

than

12

months).

Operating

lease

expense,

which

is

included

as

part

of
occupancy and equipment expenses

in the consolidated statements

of income,

is recognized on a straight-line

basis over the lease term
that is based

on the

Corporation’s

assessment of

whether the

renewal options

are reasonably

certain to be

exercised. The

Corporation
includes

the

ROU

assets

and

lease

liabilities

as

part

of

other

assets

and

accounts

payable

and

other

liabilities,

respectively,

in

the
consolidated statements

of financial condition.

As of December 31, 2024 and 2023, the Corporation, as lessee, did no
t have any leases that qualified as finance leases.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
128
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

the

foreclosure

on

property

collateralizing

an

FHA/VA

government-guaranteed

residential

mortgage

loan,

the

Corporation
derecognizes

the

government-guaranteed

mortgage

loan

and

recognizes

a

receivable

as

part

of

other

assets

in

the

consolidated
statements

of

condition

if

the

conditions

in

ASC

Subtopic

310-40,

“Reclassification

of

Residential

Real

Estate

Collateralized
Consumer

Mortgage

Loans

upon

Foreclosure,”

(“ASC

Subtopic

310-40”)

are

met.

See

Note

7–

“Other

Real

Estate

Owned”

for
additional information

on foreclosures

associated to

FHA/VA

government-guaranteed residential

mortgage loans

reclassified to

other
assets as of December 31, 2024 and 2023.
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
relevant

events

or

circumstances,

the

Corporation

concludes

that

it

is

more-likely-than-not

that

the

fair

value

of

a

reporting

unit

is
below its

carrying value,

then an

impairment test

is required.

In addition

to the

goodwill recorded

at the

Commercial and

Corporate,
Consumer Retail, and Mortgage

Banking reporting units in connection

with the acquisition of Banco

Santander Puerto Rico (“BSPR”)
in 2020,

the Corporation’s

goodwill is

mostly related

to the

United States

(Florida) reporting

unit. See

Note 9–

“Goodwill and

Other
Intangible Assets” for information on the qualitative assessment performed by the Corporation during the fourth quarter of 2024.

Other

Intangible

Assets

–

As

of

December

31,

2024

and

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
129
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

reversal
of

existing

temporary

differences,

tax

planning

strategies

and

future

taxable

income,

exclusive

of

the

impact

of

the

reversal

of
temporary differences and

carryforwards. In estimating

taxes, management assesses the

relative merits and risks

of the appropriate tax
treatment

of

transactions

considering

statutory,

judicial,

and

regulatory

guidance.

The Corporation

releases

income

tax effects

from
OCL

as

pension

and

postretirement

liabilities

are

extinguished.

Discounts

on

purchased

income

tax

credits

are

recognized

in

non-
interest income when realized. See Note 20 – “Income Taxes

”

for additional information.

Under

the authoritative

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
Stock-based compensation
Compensation

cost

is

recognized

in

the

financial

statements

for

all

share-based

payment

grants.
The

First

BanCorp.

Omnibus
Incentive

Plan,

as

amended

(the

“Omnibus

Plan”)

provides

for

equity-based

and

non-equity-based

compensation

incentives

(the
“awards”)

through

the

grant

of

stock

options,

stock

appreciation

rights,

restricted

stock,

restricted

stock

units,

performance

shares,
other stock-based

awards and

cash-based awards.

The compensation

cost for

an award,

determined

based on

the estimate

of the

fair
value

at

the

grant

date

(considering

forfeitures

and

any

post-vesting

restrictions),

is

recognized

over

the

period

during

which

an
employee

or director

is required

to

provide

services

in

exchange

for

an

award,

which

is the

vesting

period,

taking

into account

the
retirement eligibility of the award.
Stock-based compensation

accounting guidance

requires the

Corporation to

reverse compensation

expense for

any awards

that are
forfeited due

to employee

or director

turnover.

Changes in

the estimated

forfeiture rate

may have

a significant

effect on

stock-based
compensation

as

the

Corporation

recognizes

the

effect

of

adjusting

the

rate

for

all

expense

amortization

in

the

period

in

which

the
forfeiture estimate is changed. If the actual forfeiture

rate is higher than the estimated forfeiture rate, an adjustment is made to increase
the

estimated

forfeiture

rate,

which

will

decrease

the

expense

recognized

in

the

financial

statements.

If

the

actual

forfeiture

rate

is
lower

than

the

estimated

forfeiture

rate,

an

adjustment

is

made

to

decrease

the

estimated

forfeiture

rate,

which

will

increase

the
expense recognized in the financial

statements. For additional information regarding

the Corporation’s

equity-based compensation and
awards granted, see Note 14– “Stock-Based Compensation.”

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
130
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
income.
Segment information

The Corporation reports financial and

descriptive information about its reportable

segments. Operating segments are components

of
an

enterprise

about

which

separate

financial

information

is

available

that

is

evaluated

regularly

by

the

Chief

Executive

Officer

in
deciding how

to allocate

resources and

assess performance.

The Corporation’s

CEO determined

that the

segregation that

best fulfills
the segment

definition

described

above is

by lines

of business

for

its operations

in Puerto

Rico, the

Corporation’s

principal

market,
and

by

geographic

areas

for

its

operations

outside

of

Puerto

Rico.

As

of

December

31,

2024

and

2023,

the

Corporation

had

the
following
six

operating segments that are all

reportable segments: Commercial and

Corporate Banking; Mortgage Banking;

Consumer
(Retail) Banking; Treasury

and Investments; United

States Operations; and

Virgin

Islands Operations. The

accounting policies for

the
reportable

business segments

are the

same as

those used

in the

preparation of

the Consolidated

Financial Statements

with respect

to
activities

specifically

attributable

to

each

business

segment.

However,

management

methodologies

utilized

in

compiling

segment
financial information are

highly subjective and,

unlike financial accounting,

are not based on

authoritative guidance similar

to GAAP.
As a

result, reported

segment results

are not

necessarily comparable

with similar

information reported

by other

financial institutions.
See Note 25 – “Segment Information” for additional information.
See

Accounting

Standards

Update

(“ASU”)

2023-07,

“Segment

Reporting

(Topic

280):

Improvements

to

Reportable

Segment
Disclosure” below for the impact associated with the adoption of this standard during the fourth quarter of 2024.
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
131
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

2024 or

2023. See Note

23 – “Fair
Value”

for additional information.

Revenue from contract with customers
See Note 24 –

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
132

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
Management adopted the guidance
during the fourth quarter of 2024.
The ASU has been applied
retrospectively. As part of the
adoption of this ASU, the
Corporation added the disclosure of
significant segment expenses and the
title and position of the CODM.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
133

Recently Issued Accounting Standards Not Yet

Effective or Not Yet

Adopted
Standard Description Effective Date Effect on the financial statements
ASU 2024-03, Income
Statement – Reporting
Comprehensive Income –
Expense Disaggregation
Disclosures (Subtopic 220-
40): Disaggregation of
Income Statement Expenses,
Issued November 2024
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
Effective for fiscal years ending
on December 31, 2025. Early
adoption is permitted for annual
financial statements not yet issued.
The amendments in this ASU
should be applied on a prospective
basis. Retrospective application is
permitted.
The Corporation will be impacted by
the standard and will disclose
required information by the adoption
date. The Corporation is reviewing
its processes to ensure accurate data
collection for disaggregation of
income taxes by jurisdiction and
other required disclosures.

Preparatory steps will be taken to
comply with the new disclosure
requirements, ensuring timely and
accurate reporting starting in 2025.
The Corporation

does not

expect to

be impacted

by the

following ASUs

issued during

2024

that are

not yet

effective or

have not

yet
been adopted:
●
ASU 2024-04, “Debt – Debt with Conversion and Other Options (Subtopic 470-20):

Induced Conversions of Convertible Debt
Instruments”
●
ASU 2024-02, “Codification Improvements –

Amendments to Remove References to the Concepts Statements”
●
ASU 2024-01, “Compensation – Stock Compensation (Topic 718):

Stock Application of Profits Interest and Similar Awards”

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
134
NOTE 2 – MONEY MARKET . INVESTMENTS
Money market investments are composed of time deposits,

overnight deposits with other financial institutions,

and other short-term
investments with original maturities of three months or less.
Money market investments were as follows as of the indicated dates:

As of December 31,
2024 2023
(Dollars in thousands)
Time deposits with other financial institutions
(1)
$
500
$
300
Overnight deposits with other financial institutions
(2)
200
439
Other short-term investments
(3)
500
500
$
1,200
$
1,239
(1)
Consists of time deposits segregated for compliance with the Puerto

Rico International Banking Law.

Interest rate of
1.05
% as of each of December 31, 2024 and 2023, respectively.
(2)
Weighted-average interest rate

of
4.33
% and
5.33
% as of December 31, 2024 and 2023, respectively.
(3)
Weighted-average interest rate

of
1.39
% and
2.47
% as of December 31, 2024 and 2023, respectively.
As

of

December

31,

2024,

the

Corporation

had

$
0.1

million

(2023

-

$
0.4

million)

in

money

market

investments

pledged

as
collateral as part of margin calls associated to derivative contracts.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
135
NOTE 3 – DEBT SECURITIES
Available-for-Sale

Debt Securities
The amortized

cost, gross

unrealized gains

and losses,

ACL, estimated

fair value,

and weighted-average

yield of

available-for-sale
debt securities by contractual maturities as of December 31, 2024 and 2023 were as follows:

December 31, 2024
Amortized cost
(1)
Gross Unrealized
ACL Fair Value
(2)
Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:

Due within one year
$
59,992
$
-
$
803
$
-
$
59,189
0.75
U.S. GSEs obligations:

Due within one year
1,090,678
-
22,826
-
1,067,852
0.79

After 1 to 5 years
817,835
39
53,195
-
764,679
0.96

After 10 years
7,835
-
35
-
7,800
4.73
Puerto Rico government obligation:

After 10 years
(3)
2,951
-
986
345
1,620
-
United States and Puerto Rico government obligations
1,979,291
39
77,845
345
1,901,140
0.87
MBS:

Residential MBS:

FHLMC certificates:

After 1 to 5 years
14,477
-
460
-
14,017
2.14

After 5 to 10 years
122,548
-
9,977
-
112,571
1.52

After 10 years
936,531
25
168,691
-
767,865
1.51

1,073,556
25
179,128
-
894,453
1.52

GNMA certificates:

Due within one year
881
-
6
-
875
2.68

After 1 to 5 years
8,025
-
350
-
7,675
0.71

After 5 to 10 years
67,181
-
6,125
-
61,056
1.86

After 10 years
142,330
16
22,041
-
120,305
2.78
218,417
16
28,522
-
189,911
2.42

FNMA certificates:

After 1 to 5 years
21,921
-
689
-
21,232
2.13

After 5 to 10 years
244,966
-
18,874
-
226,092
1.74

After 10 years
979,366
16
159,560
-
819,822
1.51

1,246,253
16
179,123
-
1,067,146
1.56

Collateralized mortgage obligations (“CMOs”) issued

or guaranteed by the FHLMC, FNMA, and GNMA:

After 10 years
377,812
74
52,338
-
325,548
2.88

Private label:

After 5 to 10 years
4,886
-
1,430
57
3,399
6.69

After 10 years
1,200
-
285
119
796
6.32
6,086
-
1,715
176
4,195
6.62
Total Residential MBS
2,922,124
131
440,826
176
2,481,253
1.79

Commercial MBS:

After 1 to 5 years
33,835
13
2,286
-
31,562
2.59

After 5 to 10 years
10,621
-
1,653
-
8,968
1.67

After 10 years
178,537
-
37,158
-
141,379
2.06
Total Commercial MBS
222,993
13
41,097
-
181,909
2.12
Total MBS
3,145,117
144
481,923
176
2,663,162
1.82
Other:

Due within one year
1,000
-
-
-
1,000
2.32
Total available-for-sale debt securities $
5,125,408
$
183
$
559,768
$
521
$
4,565,302
1.45
(1)
Excludes accrued

interest receivable

on available-for-sale

debt securities

that totaled

$
9.6

million as

of December

31, 2024

reported as

part of

accrued interest

receivable on

loans and

investment securities

in the
consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
466.1

million (amortized cost - $
533.7

million) that was pledged at the FHLB as collateral for borrowings and letters of credit as well as $
3.0

billion (amortized cost - $
3.3

billion) pledged as collateral for the
uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.
(3)
Consists of a

residential pass-through MBS

issued by the

PRHFA that

is collateralized by

certain second mortgages

originated under a program

launched by the Puerto

Rico government in

2010 and is in

nonaccrual
status based on the delinquency status of the underlying second mortgage loans collateral.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
136

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
137
During

2024,

the

Corporation

purchased

approximately

$
266.2

million

of

available-for-sale

debt

securities,

mainly

consisting

of
$
224.5

million of residential MBS and $
40.7

million of commercial MBS.

Maturities

of

available-for-sale

debt

securities

are

based

on

the

period

of

final

contractual

maturity.

Expected

maturities

might
differ

from

contractual

maturities

because

they

may

be

subject

to

prepayments

and/or

call

options.

The

weighted-average

yield

on
available-for-sale

debt

securities

is

based

on

amortized

cost

and,

therefore,

does

not

give

effect

to

changes

in

fair

value.

The

net
unrealized loss

on available-for-sale

debt securities

is presented

as part

of accumulated

other comprehensive

loss in

the consolidated
statements of financial condition.
The

following

tables

present

the

fair

value

and

gross

unrealized

losses

of

the

Corporation’s

available-for-sale

debt

securities,
aggregated by

investment category

and length of

time that individual

securities have

been in a

continuous unrealized

loss position, as
of December 31, 2024 and 2023. The tables also include debt securities for which an ACL was recorded.

As of December 31, 2024
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

U.S. Treasury and U.S. GSEs’

obligations
$
8,005
$
35
$
1,886,046
$
76,824
$
1,894,051
$
76,859

Puerto Rico government obligation
-
-
1,620
986
(1)
1,620
986

MBS:

Residential MBS:

FHLMC
36,224
85
857,492
179,043
893,716
179,128

GNMA
22,281
508
166,470
28,014
188,751
28,522

FNMA
53,325
132
1,012,331
178,991
1,065,656
179,123

CMOs issued or guaranteed by the FHLMC,

FNMA, and GNMA
52,778
248
187,772
52,090
240,550
52,338

Private label
-
-
4,195
1,715
(1)
4,195
1,715

Commercial MBS
44,831
823
131,152
40,274
175,983
41,097
$
217,444
$
1,831
$
4,247,078
$
557,937
$
4,464,522
$
559,768
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of December 31, 2024, the

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
138

Assessment for Credit Losses
Debt securities

issued by

U.S. government

agencies,

U.S. GSEs,

and

the U.S.

Treasury,

including

notes and

MBS, accounted

for
substantially all of the total available-for

-sale portfolio as of December 31, 2024, and

the Corporation expects no credit losses on

these
securities,

given

the

explicit

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

Private label MBS

held as part

of the Corporation’s

available for sale

portfolio consist of

trust certificates issued

by an unaffiliated
party

backed

by

fixed-rate,

single-family

residential

mortgage

loans

in

the

U.S.

mainland

with

original

FICO

scores

over

700

and
moderate

loan-to-value

ratios (under
80
%), as

well

as moderate

delinquency

levels.

The interest

rate

on

these

private label

MBS is
variable, tied

to 3-month

CME Term

Secured Overnight

Financing Rate

(“SOFR”) plus

a tenor

spread adjustment

of
0.26161
% and
the

original

spread

limited

to

the

weighted-average

coupon

of

the

underlying

collateral.

The

Corporation

determined

the

ACL

for
private

label

MBS

based

on

a

risk-adjusted

discounted

cash

flow

methodology

that

considers

the

structure

and

terms

of

the
instruments.

The Corporation

utilized

probability

of default

PDs and

LGDs that

considered,

among

other

things, historical

payment
performance,

loan-to-value

attributes,

and

relevant

current

and

forward-looking

macroeconomic

variables,

such

as

regional
unemployment rates and the

housing price index. Under

this approach, expected cash

flows (interest and principal)

were discounted at
the U.S. Treasury yield curve as of

the reporting date. See Note 23 – “Fair Value

”

for the significant assumptions used in the valuation
of the private label MBS as of December 31, 2024 and 2023.
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
139
The

following

tables

present

a

roll-forward

of

the

ACL on

available-for-sale

debt

securities by

major

security

type

for

the

years
ended December 31, 2024, 2023 and 2022:

Year

Ended December 31, 2024
Private label MBS
Puerto Rico

Government
Obligations Total
(In thousands)
Beginning balance $
116
$
395
$
511
Provision for credit losses - (benefit)
-
(50)
(50)
Net recoveries
60
-
60

ACL on available-for-sale debt securities
$
176
$
345
$
521
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
$
375
$
458
During

2024,

the

Corporation

recognized

$
71.7

million

of

interest

income

on

available-for-sale

debt

securities

(2023

-

$
78.3
million; 2022 - $
86.1

million), of which $
36.2

million was exempt (2023 - $
39.1

million; 2022 - $
40.7

million). The exempt securities
primarily relate to MBS and

government obligations held by

IBEs (as defined in the

International Banking Entity

Act of Puerto Rico),
whose interest income and sales are exempt from Puerto Rico income taxation under that act.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
140
Held-to-Maturity Debt Securities
The

amortized

cost,

gross

unrecognized

gains

and

losses,

estimated

fair

value,

ACL,

weighted-average

yield

and

contractual
maturities of held-to-maturity debt securities as of December 31,

2024 and 2023 were as follows:

December 31, 2024
Amortized cost
(1) (2)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Puerto Rico municipal bonds:
Due within one year
$
2,214
$
134
$
6
$
2,342
$
6
5.07
After 1 to 5 years
61,289
2,724
438
63,575
433
7.33
After 5 to 10 years
13,184
811
205
13,790
127
5.79
After 10 years
15,755
146
-
15,901
236
8.07
Total Puerto Rico municipal bonds
92,442
3,815
649
95,608
802
7.18
MBS:

Residential MBS:
FHLMC certificates:
After 5 to 10 years
12,112
-
353
11,759
-
3.03
After 10 years
16,936
-
1,142
15,794
-
4.30
29,048
-
1,495
27,553
-
3.77
GNMA certificates:
After 10 years
13,472
-
842
12,630
-
3.29
FNMA certificates:
After 10 years
61,233
-
3,786
57,447
-
4.19
CMOs issued or guaranteed by

FHLMC, FNMA, and GNMA:
After 10 years
25,566
-
1,321
24,245
-
3.49
Total Residential MBS
129,319
-
7,444
121,875
-
3.86

Commercial MBS:
After 1 to 5 years
9,258
-
151
9,107
-
3.48
After 10 years
86,767
-
5,317
81,450
-
3.92
Total Commercial MBS
96,025
-
5,468
90,557
-
3.88
Total MBS
225,344
-
12,912
212,432
-
3.87
Total held-to-maturity debt securities $
317,786
$
3,815
$
13,561
$
308,040
$
802
4.83
(1)
Excludes accrued

interest receivable

on held-to-maturity

debt securities

that totaled

$
4.1

million as

of December

31, 2024

reported as

part of

accrued interest

receivable on

loans and

investment securities

in the
consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
198.6

million (fair value - $
192.4

million) that serves as collateral for the uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
141

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
142
The

following

tables

present

the

Corporation’s

held-to-maturity

debt

securities’

fair

value

and

gross

unrecognized

losses,
aggregated

by

category

and

length

of

time

that

individual

securities

had

been

in

a

continuous

unrecognized

loss

position,

as

of
December 31, 2024 and 2023, including debt securities for which an ACL was recorded:

As of December 31, 2024
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

Puerto Rico municipal bonds
$
-
$
-
$
20,071
$
649
$
20,071
$
649

MBS:

Residential MBS:

FHLMC certificates
-
-
27,553
1,495
27,553
1,495

GNMA certificates
-
-
12,630
842
12,630
842

FNMA certificates
-
-
57,447
3,786
57,447
3,786

CMOs issued or guaranteed by FHLMC,

FNMA, and GNMA
-
-
24,245
1,321
24,245
1,321

Commercial MBS
-
-
90,557
5,468
90,557
5,468
Total held-to-maturity debt securities $
-
$
-
$
232,503
$
13,561
$
232,503
$
13,561
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
143
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

December

31,

2024.

The

ACL

of

Puerto

Rico

municipal

bonds

decreased

to

$
0.8

million

as

of
December 31, 2024, from $
2.2

million as of December

31, 2023, mostly related to updated

financial information of a bond

issuer received
during 2024.

The following tables

present the activity

in the ACL for

held-to-maturity debt

securities by major

security type for

the years ended
December 31, 2024, 2023 and 2022:

Puerto Rico Municipal Bonds
Year

Ended December 31,
2024 2023 2022
(In thousands)
Beginning Balance $
2,197
$
8,286
$
8,571
Provision for credit losses - (benefit)
(1,395)
(6,089)
(285)
ACL on held-to-maturity debt securities
$
802
$
2,197
$
8,286

Municipalities,

which

are

covered

instrumentalities

under

Puerto

Rico

Oversight,

Management,

and

Economic

Stability

Act
(“PROMESA”),

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

2024 and

2023, the

Corporation had
no

outstanding held-to-maturity

securities that

were classified

as
cash and cash equivalents.

During

2024,

the

Corporation

recognized

$
17.1

million

of

interest

income

on

held-to-maturity

debt

securities

(2023

-

$
20.9
million; 2022 - $
15.5

million), of which $
16.8

million was exempt (2023 - $
20.5

million; 2022 - $
15.4

million). The exempt securities
relate to tax-exempt Puerto Rico municipal bonds

and MBS held by IBEs (as defined in the International Banking

Entity Act of Puerto
Rico), whose interest income and sales are exempt from Puerto Rico income taxation under that act.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
144

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
As of December 31, 2024 and 2023, all Puerto Rico municipal bonds classified as held-to-maturity were classified as Pass.

No

held-to-maturity debt

securities were

on nonaccrual

status, 90

days past

due and

still accruing,

or past

due as

of December

31,
2024 and 2023. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
145
NOTE 4 – LOANS HELD FOR INVESTMENT

The

following table

provides information

about

the

loan

portfolio held

for

investment by

portfolio segment

and

disaggregated by
geographic locations

as of the indicated

dates:

As of December 31, As of December 31,
2024 2023
(In thousands)
Puerto Rico and Virgin Islands region:
Residential mortgage loans, mainly secured by first mortgages $
2,323,205
$
2,356,006
Construction loans
184,427
115,401
Commercial mortgage loans

1,867,894
1,790,637
C&I loans
2,325,875
2,249,408
Consumer loans
3,750,205
3,651,770
Loans held for investment $
10,451,606
$
10,163,222
Florida region:
Residential mortgage loans, mainly secured by first mortgages $
505,226
$
465,720
Construction loans
43,969
99,376
Commercial mortgage loans

698,090
526,446
C&I loans
1,040,163
924,824
Consumer loans
7,502
5,895
Loans held for investment $
2,294,950
$
2,022,261
Total:
Residential mortgage loans, mainly secured by first mortgages $
2,828,431
$
2,821,726
Construction loans
228,396
214,777
Commercial mortgage loans

2,565,984
2,317,083
C&I loans
(1)
3,366,038
3,174,232
Consumer loans
3,757,707
3,657,665
Loans held for investment
(2)
12,746,556
12,185,483
ACL on loans and finance leases
(243,942)
(261,843)

Loans held for investment, net $
12,502,614
$
11,923,640
(1)
As of December 31,

2024 and 2023, includes $
780.9

million and $
787.5

million, respectively, of

commercial loans that were secured

by real estate and

for which
the primary source of repayment at origination was not dependent upon such real estate.
(2) Includes accretable fair value net purchase discounts of $
23.6

million and $
24.7

million as of December 31, 2024 and 2023, respectively.
As

of

December 31,

2024

and

2023,

the

Corporation

had

net

deferred

origination

costs

on

its

loan

portfolio

amounting

to

$
1.8
million and

$
6.1

million, respectively.

The total

loan portfolio

is net

of unearned

income of

$
130.4

million and

$
132.6

million as

of
December 31, 2024

and 2023,

respectively,

of which

$
126.0

million and

$
128.0

million are

related to

finance leases

as of

December
31, 2024 and 2023, respectively.
As of

December 31,

2024,

the Corporation

was

servicing

residential

mortgage

loans owned

by others

in an

aggregate

amount

of
$
3.7

billion (2023

— $
3.8

billion), and

commercial loan

participations owned

by others

in an

aggregate amount

of $
262.9

million as
of December 31, 2024 (2023 — $
230.5

million).

Various

loans

were

assigned

as

collateral

for

borrowings,

government

deposits,

time

deposits

accounts,

and

related

unused
commitments.

The carrying

value of

loans pledged

as collateral

amounted

to $
5.4

billion and

$
4.6

billion

as of

December 31,

2024
and

2023,

respectively.

As

of

December

31,

2024

and

2023,

loans

pledged

as

collateral

include

$
1.7

billion

and

$
1.8

billion
respectively,

that

were

pledged

at

the

FHLB

as

collateral

for

borrowings

and

letters

of

credit;

$
3.4

billion

pledged

as

collateral

to
secure borrowing

capacity at

the FED

Discount Window,

compared to

$
2.5

billion as

of December

31, 2023;

$
163.5

million pledged
to secure

as collateral

for the

uninsured

portion

of government

deposits,

compared

to $
166.9

million

as of

December 31,

2023; and
$
123.0

million pledged to secure time deposits accounts, compared to $
121.1

million as of December 31, 2023
.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
146
The Corporation’s

aging of

the loan

portfolio held

for investment,

as well

as information

about nonaccrual

loans with

no ACL,

by
portfolio classes as of December 31, 2024 and 2023 are as follows:

As of December 31, 2024 Days Past Due and Accruing
Current 30-59 60-89
90+
(1) (2) (3)
Nonaccrual
(4)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(5)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed

loans
(1) (3) (6) $
70,529
$
-
$
2,907
$
18,816
$
-
$
92,252
$
-

Conventional residential mortgage loans
(2) (6)
2,666,959
-
29,867
7,404
31,949
2,736,179
1,773
Commercial loans:

Construction loans
227,031
-
-
-
1,365
228,396
968

Commercial mortgage loans
(2) (6)
2,554,226
-
-
907
10,851
2,565,984
6,732

C&I loans

3,336,465
1,589
575
6,895
20,514
3,366,038
1,189
Consumer loans:

Auto loans
1,935,995
61,524
13,354
-
15,305
2,026,178
1,032

Finance leases
875,663
15,879
4,092
-
3,812
899,446
275

Personal loans
349,588
6,591
3,593
-
2,136
361,908
3

Credit cards
303,311
5,366
3,969
8,368
-
321,014
-

Other consumer loans
143,957
2,222
1,447
-
1,535
149,161
-

Total loans held for investment
$
12,463,724
$
93,171
$
59,804
$
42,390
$
87,467
$
12,746,556
$
11,972

(1)
It is the

Corporation’s policy

to report delinquent

FHA/VA

government-guaranteed residential mortgage

loans as past-due

loans 90 days

and still accruing

as opposed to

nonaccrual loans. The

Corporation continues
accruing interest on these loans until they

have passed the 15-month delinquency mark, taking

into consideration the FHA interest curtailment process. These balances include $
8.0

million of residential mortgage loans
guaranteed by the FHA that were over 15 months delinquent as of December 31, 2024.
(2)
Includes purchased credit

deteriorated (“PCD”) loans

previously accounted for

under ASC Subtopic

310-30 for

which the Corporation

made the

accounting policy election

of maintaining pools

of loans as

“units of
account” both at the time of adoption of

CECL methodology on January 1, 2020 and on an

ongoing basis for credit loss measurement. These loans will

continue to be excluded from nonaccrual loan statistics as long as
the Corporation can reasonably estimate the timing and amount of cash flows expected to be collected on the loan pools. The portion of such loans contractually past due 90 days or more, amounting to $
6.2

million as of
December 31, 2024 ($
5.3

million conventional residential mortgage loans and $
0.9

million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.
(3)
Include rebooked loans, which

were previously pooled into

GNMA securities, amounting to

$
5.7

million as of December

31, 2024. Under the

GNMA program, the Corporation

has the option but

not the obligation to
repurchase loans

that meet

GNMA’s

specified delinquency

criteria. For

accounting purposes,

these loans

subject to

the repurchase

option are

required to

be reflected

on the

financial statements

with an

offsetting
liability.
(4) Nonaccrual loans in the Florida region amounted to $
8.6

million as of December 31, 2024, of which $
8.5

million were residential mortgage loans.
(5) There were
no

nonaccrual loans with no ACL in the Florida region as of December 31, 2024.
(6)
According to

the Corporation’s

delinquency policy and

consistent with the

instructions for the

preparation of the

Consolidated Financial

Statements for Bank

Holding Companies (FR

Y-9C)

required by

the Federal
Reserve Board, residential mortgage,

commercial mortgage, and construction

loans are considered past

due when the borrower

is in arrears on

two or more monthly

payments. FHA/VA

government-guaranteed loans,
conventional residential mortgage loans, and commercial mortgage loans past due 30-59 days, but less than two

payments in arrears, as of December 31, 2024

amounted to $
8.8

million, $
65.6

million, and $
1.0

million,
respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
147

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
(4) Nonaccrual loans in the Florida region amounted to $
8.0

million as of December 31, 2023, of which $
7.2

million were residential mortgage loans and $
0.7

million were C&I loans.
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

past due 30-59 days,

but less than two payments

in arrears, as of

December 31, 2023 amounted to

$
8.2

million, $
69.9

million, and $
1.1

million,
respectively.
When

a

loan

is placed

in

nonaccrual

status,

any

accrued

but uncollected

interest

income

is reversed

and

charged

against interest
income

and the

amortization of

any net

deferred fees

is suspended.

The amount

of accrued

interest reversed

against interest

income
totaled $
3.1

million, $
2.7

million, and $
1.7

million for the

years ended December

31, 2024, 2023,

and 2022, respectively.

For each of
the

years

ended

December

31,

2024

and

2023,

interest

income

recognized

on

nonaccrual loans

amounted

to

$
1.8

million,

and

$
1.5
million for the year ended December 31, 2022.
As of

December 31,

2024, the

recorded investment

on residential

mortgage loans

collateralized by

residential real

estate property
that

were

in

the

process

of

foreclosure

amounted

to

$
30.0

million,

including

$
10.4

million

of

FHA/VA

government-guaranteed
mortgage

loans,

and

$
4.4

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
148
Based on

the most

recent analysis

performed, the

amortized cost

of commercial

and construction

loans by portfolio

classes and

by
origination year

based on

the internal

credit-risk category

as of December

31, 2024

and 2023,

and the

gross charge-offs

for the

years
ended December 31, 2024 and 2023 by portfolio classes and by origination year were as follows:

As of December 31,2024
Puerto Rico and Virgin Islands Regions
Term Loans
Amortized Cost Basis by Origination Year
(1)
2024 2023 2022 2021 2020 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
55,802
$
101,104
$
9,771
$
9,877
$
-
$
3,201
$
-
$
179,755

Criticized:

Special Mention
-
-
-
-
-
-
-
-

Substandard
-
3,307
-
-
-
1,365
-
4,672

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total construction loans
$
55,802
$
104,411
$
9,771
$
9,877
$
-
$
4,566
$
-
$
184,427

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
325,359
$
169,370
$
424,613
$
139,839
$
313,431
$
426,946
$
5,318
$
1,804,876

Criticized:

Special Mention
-
3,710
3,158
-
30,167
-
-
37,035

Substandard
-
-
-
-
-
25,983
-
25,983

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
325,359
$
173,080
$
427,771
$
139,839
$
343,598
$
452,929
$
5,318
$
1,867,894

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
238,283
$
375,698
$
277,074
$
125,063
$
136,222
$
297,364
$
799,976
$
2,249,680

Criticized:

Special Mention
-
2,308
-
10,005
-
399
32,188
44,900

Substandard
148
-
3,139
14,119
230
6,445
7,214
31,295

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total C&I loans
$
238,431
$
378,006
$
280,213
$
149,187
$
136,452
$
304,208
$
839,378
$
2,325,875

Charge-offs on C&I loans
$
-
$
606
$
304
$
-
$
-
$
1,261
$
264
$
2,435
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
149

As of December 31,2024
Term Loans
Florida Region Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
13,112
$
15,331
$
-
$
-
$
-
$
-
$
15,526
$
43,969

Criticized:

Special Mention
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
-
-
-

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total construction loans
$
13,112
$
15,331
$
-
$
-
$
-
$
-
$
15,526
$
43,969

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
80,981
$
28,684
$
227,896
$
104,931
$
38,570
$
159,595
$
32,079
$
672,736

Criticized:

Special Mention
-
-
-
-
-
-
-
-

Substandard
-
-
12,183
-
993
12,178
-
25,354

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
80,981
$
28,684
$
240,079
$
104,931
$
39,563
$
171,773
$
32,079
$
698,090

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
247,268
$
170,620
$
188,162
$
136,625
$
23,563
$
116,814
$
146,048
$
1,029,100

Criticized:

Special Mention
-
-
-
-
-
11,063
-
11,063

Substandard
-
-
-
-
-
-
-
-

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total C&I loans
$
247,268
$
170,620
$
188,162
$
136,625
$
23,563
$
127,877
$
146,048
$
1,040,163

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
48
$
259
$
307
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
150

As of December 31,2024
Term Loans
Total Amortized Cost Basis by Origination Year

(1)
2024 2023 2022 2021 2020 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
68,914
$
116,435
$
9,771
$
9,877
$
-
$
3,201
$
15,526
$
223,724

Criticized:

Special Mention
-
-
-
-
-
-
-
-

Substandard
-
3,307
-
-
-
1,365
-
4,672

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total construction loans
$
68,914
$
119,742
$
9,771
$
9,877
$
-
$
4,566
$
15,526
$
228,396

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
406,340
$
198,054
$
652,509
$
244,770
$
352,001
$
586,541
$
37,397
$
2,477,612

Criticized:

Special Mention
-
3,710
3,158
-
30,167
-
-
37,035

Substandard
-
-
12,183
-
993
38,161
-
51,337

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
406,340
$
201,764
$
667,850
$
244,770
$
383,161
$
624,702
$
37,397
$
2,565,984

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
485,551
$
546,318
$
465,236
$
261,688
$
159,785
$
414,178
$
946,024
$
3,278,780

Criticized:

Special Mention
-
2,308
-
10,005
-
11,462
32,188
55,963

Substandard
148
-
3,139
14,119
230
6,445
7,214
31,295

Doubtful
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-

Total C&I loans
$
485,699
$
548,626
$
468,375
$
285,812
$
160,015
$
432,085
$
985,426
$
3,366,038

Charge-offs on C&I loans
$
-
$
606
$
304
$
-
$
-
$
1,309
$
523
$
2,742
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
151

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
152

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
153

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

December

31,

2024

and

2023,

and

the

gross

charge-offs

for

the

years

ended

December

31,

2024

and

2023

by
origination year:

As of December 31,2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
Puerto Rico and Virgin Islands Regions:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
1,146
$
1,143
$
927
$
640
$
87,268
$
-
$
91,124
Non-Performing
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
1,146
$
1,143
$
927
$
640
$
87,268
$
-
$
91,124
Conventional residential mortgage loans
Accrual Status:
Performing $
188,865
$
165,191
$
151,553
$
62,795
$
27,078
$
1,613,190
$
-
$
2,208,672
Non-Performing
-
-
68
-
-
23,341
-
23,409
Total conventional residential mortgage loans $
188,865
$
165,191
$
151,621
$
62,795
$
27,078
$
1,636,531
$
-
$
2,232,081
Total
Accrual Status:
Performing $
188,865
$
166,337
$
152,696
$
63,722
$
27,718
$
1,700,458
$
-
$
2,299,796
Non-Performing
-
-
68
-
-
23,341
-
23,409
Total residential mortgage loans

$
188,865
$
166,337
$
152,764
$
63,722
$
27,718
$
1,723,799
$
-
$
2,323,205
Charge-offs on residential mortgage loans $
-
$
4
$
-
$
-
$
9
$
1,958
$
-
$
1,971
(1) Excludes accrued interest receivable.

As of December 31,2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
1,128
$
-
$
1,128
Non-Performing
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
1,128
$
-
$
1,128
Conventional residential mortgage loans
Accrual Status:
Performing $
89,474
$
86,241
$
69,077
$
41,583
$
27,147
$
182,036
$
-
$
495,558
Non-Performing
-
-
1,233
-
-
7,307
-
8,540
Total conventional residential mortgage loans $
89,474
$
86,241
$
70,310
$
41,583
$
27,147
$
189,343
$
-
$
504,098
Total
Accrual Status:
Performing $
89,474
$
86,241
$
69,077
$
41,583
$
27,147
$
183,164
$
-
$
496,686
Non-Performing
-
-
1,233
-
-
7,307
-
8,540
Total residential mortgage loans $
89,474
$
86,241
$
70,310
$
41,583
$
27,147
$
190,471
$
-
$
505,226
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
155

As of December 31,2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
1,146
$
1,143
$
927
$
640
$
88,396
$
-
$
92,252
Non-Performing
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
1,146
$
1,143
$
927
$
640
$
88,396
$
-
$
92,252
Conventional residential mortgage loans
Accrual Status:
Performing $
278,339
$
251,432
$
220,630
$
104,378
$
54,225
$
1,795,226
$
-
$
2,704,230
Non-Performing
-
-
1,301
-
-
30,648
-
31,949
Total conventional residential mortgage loans $
278,339
$
251,432
$
221,931
$
104,378
$
54,225
$
1,825,874
$
-
$
2,736,179
Total
Accrual Status:
Performing $
278,339
$
252,578
$
221,773
$
105,305
$
54,865
$
1,883,622
$
-
$
2,796,482
Non-Performing
-
-
1,301
-
-
30,648
-
31,949
Total residential mortgage loans $
278,339
$
252,578
$
223,074
$
105,305
$
54,865
$
1,914,270
$
-
$
2,828,431
Charge-offs on residential mortgage loans $
-
$
4
$
-
$
-
$
9
$
1,958
$
-
$
1,971
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

December 31,

2024 and

2023,

and

the gross

charge-offs

for the

years

ended December

31,

2024 and

2023 by

portfolio
classes and by origination year:

As of December 31, 2024
Term Loans
Amortized Cost Basis by Origination Year
(1)
2024 2023 2022 2021 2020 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
Puerto Rico and Virgin Islands Regions:
Auto loans
Accrual Status:
Performing $
630,491
$
505,173
$
399,840
$
271,258
$
115,246
$
88,682
$
-
$
2,010,690
Non-Performing
1,412
3,794
3,182
2,810
1,227
2,870
-
15,295
Total auto loans $
631,903
$
508,967
$
403,022
$
274,068
$
116,473
$
91,552
$
-
$
2,025,985
Charge-offs on auto loans $
1,711
$
10,903
$
10,338
$
5,571
$
1,872
$
3,409
$
-
$
33,804
Finance leases
Accrual Status:
Performing $
252,402
$
266,188
$
194,334
$
112,417
$
44,157
$
26,136
$
-
$
895,634
Non-Performing
260
834
1,155
525
289
749
-
3,812
Total finance leases $
252,662
$
267,022
$
195,489
$
112,942
$
44,446
$
26,885
$
-
$
899,446
Charge-offs on finance leases $
171
$
2,628
$
3,278
$
1,420
$
488
$
1,147
$
-
$
9,132
Personal loans
Accrual Status:
Performing $
127,284
$
115,428
$
73,254
$
17,562
$
8,359
$
16,146
$
-
$
358,033
Non-Performing
173
924
593
193
40
213
-
2,136
Total personal loans $
127,457
$
116,352
$
73,847
$
17,755
$
8,399
$
16,359
$
-
$
360,169
Charge-offs on personal loans $
729
$
8,217
$
9,503
$
2,114
$
667
$
1,876
$
-
$
23,106
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
321,014
$
321,014
Non-Performing
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
321,014
$
321,014
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
24,531
$
24,531
Other consumer loans
Accrual Status:
Performing $
67,473
$
36,941
$
16,902
$
4,940
$
3,627
$
3,587
$
8,621
$
142,091
Non-Performing
518
370
214
58
11
166
163
1,500
Total other consumer loans $
67,991
$
37,311
$
17,116
$
4,998
$
3,638
$
3,753
$
8,784
$
143,591
Charge-offs on other consumer loans $
1,754
$
9,473
$
4,648
$
1,120
$
278
$
569
$
623
$
18,465
Total
Accrual Status:
Performing $
1,077,650
$
923,730
$
684,330
$
406,177
$
171,389
$
134,551
$
329,635
$
3,727,462
Non-Performing
2,363
5,922
5,144
3,586
1,567
3,998
163
22,743
Total consumer loans

$
1,080,013
$
929,652
$
689,474
$
409,763
$
172,956
$
138,549
$
329,798
$
3,750,205
Charge-offs on total consumer loans $
4,365
$
31,221
$
27,767
$
10,225
$
3,305
$
7,001
$
25,154
$
109,038
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
158

As of December 31, 2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
Florida Region:
Auto loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
183
$
-
$
183
Non-Performing
-
-
-
-
-
10
-
10
Total auto loans $
-
$
-
$
-
$
-
$
-
$
193
$
-
$
193
Charge-offs on auto loans $
-
$
-
$
-
$
-
$
-
$
77
$
-
$
77
Finance leases
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
Total finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Personal loans
Accrual Status:
Performing $
1,693
$
46
$
-
$
-
$
-
$
-
$
-
$
1,739
Non-Performing
-
-
-
-
-
-
-
-
Total personal loans $
1,693
$
46
$
-
$
-
$
-
$
-
$
-
$
1,739
Charge-offs on personal loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Other consumer loans
Accrual Status:
Performing $
1,186
$
52
$
-
$
215
$
314
$
1,891
$
1,877
$
5,535
Non-Performing
-
-
-
-
-
16
19
35
Total other consumer loans $
1,186
$
52
$
-
$
215
$
314
$
1,907
$
1,896
$
5,570
Charge-offs on other consumer loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Total
Accrual Status:
Performing $
2,879
$
98
$
-
$
215
$
314
$
2,074
$
1,877
$
7,457
Non-Performing
-
-
-
-
-
26
19
45
Total consumer loans $
2,879
$
98
$
-
$
215
$
314
$
2,100
$
1,896
$
7,502
Charge-offs on total consumer loans $
-
$
-
$
-
$
-
$
-
$
77
$
-
$
77
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
159

As of December 31, 2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
Total:
Auto loans
Accrual Status:
Performing $
630,491
$
505,173
$
399,840
$
271,258
$
115,246
$
88,865
$
-
$
2,010,873
Non-Performing
1,412
3,794
3,182
2,810
1,227
2,880
-
15,305
Total auto loans $
631,903
$
508,967
$
403,022
$
274,068
$
116,473
$
91,745
$
-
$
2,026,178
Charge-offs on auto loans $
1,711
$
10,903
$
10,338
$
5,571
$
1,872
$
3,486
$
-
$
33,881
Finance leases
Accrual Status:
Performing $
252,402
$
266,188
$
194,334
$
112,417
$
44,157
$
26,136
$
-
$
895,634
Non-Performing
260
834
1,155
525
289
749
-
3,812
Total finance leases $
252,662
$
267,022
$
195,489
$
112,942
$
44,446
$
26,885
$
-
$
899,446
Charge-offs on finance leases $
171
$
2,628
$
3,278
$
1,420
$
488
$
1,147
$
-
$
9,132
Personal loans
Accrual Status:
Performing $
128,977
$
115,474
$
73,254
$
17,562
$
8,359
$
16,146
$
-
$
359,772
Non-Performing
173
924
593
193
40
213
-
2,136
Total personal loans $
129,150
$
116,398
$
73,847
$
17,755
$
8,399
$
16,359
$
-
$
361,908
Charge-offs on personal loans $
729
$
8,217
$
9,503
$
2,114
$
667
$
1,876
$
-
$
23,106
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
321,014
$
321,014
Non-Performing
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
321,014
$
321,014
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
24,531
$
24,531
Other consumer loans
Accrual Status:
Performing $
68,659
$
36,993
$
16,902
$
5,155
$
3,941
$
5,478
$
10,498
$
147,626
Non-Performing
518
370
214
58
11
182
182
1,535
Total other consumer loans $
69,177
$
37,363
$
17,116
$
5,213
$
3,952
$
5,660
$
10,680
$
149,161
Charge-offs on other consumer loans $
1,754
$
9,473
$
4,648
$
1,120
$
278
$
569
$
623
$
18,465
Total
Accrual Status:
Performing $
1,080,529
$
923,828
$
684,330
$
406,392
$
171,703
$
136,625
$
331,512
$
3,734,919
Non-Performing
2,363
5,922
5,144
3,586
1,567
4,024
182
22,788
Total consumer loans $
1,082,892
$
929,750
$
689,474
$
409,978
$
173,270
$
140,649
$
331,694
$
3,757,707
Charge-offs on total consumer loans $
4,365
$
31,221
$
27,767
$
10,225
$
3,305
$
7,078
$
25,154
$
109,115
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
As of December 31, 2024 and 2023, the balance of revolving loans converted to term loans was
no
t material.
Accrued interest

receivable on

loans totaled

$
58.2

million as

of December

31, 2024

($
62.3

million as

of December

31, 2023),

was
reported as part

of accrued interest receivable

on loans and

investment securities in

the consolidated statements

of financial condition,
and is excluded from the estimate of credit losses.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
163
The

following

tables

present

information

about

collateral

dependent

loans

that

were

individually

evaluated

for

purposes

of
determining the ACL as of December 31, 2024 and 2023
:

As of December 31, 2024
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost

Related
Allowance Amortized Cost
Amortized Cost

Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
24,163
$
1,285
$
80
$
24,243
$
1,285
Commercial loans:
Construction loans
-
-
956
956
-
Commercial mortgage loans
4,981
44
41,784
46,765
44
C&I loans

15,684
552
6,120
21,804
552
Consumer loans:
Personal loans
28
1
-
28
1
Other consumer loans
123
10
-
123
10
$
44,979
$
1,892
$
48,940
$
93,919
$
1,892

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

December 31, 2024

was
68
%,
compared

to
65
%

as

of

December

31,

2023,

mainly

related

to

the

inflow

to

nonaccrual

status

of

a

$
16.5

million

commercial
relationship in the

Puerto Rico region in

the food retail industry,

with a high loan-to-value,

classified as collateral

dependent, partially
offset by

the sale

of an

$
8.2

million nonaccrual

C&I loan

in the

Puerto Rico

region, which

resulted in

a $
1.2

million charge-off

that
had been previously reserved.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
164
Purchases and Sales of Loans
In

the

ordinary

course

of

business,

the

Corporation

enters

into

securitization

transactions

and

whole

loan

sales

with

GNMA

and
GSEs,

such

as

FNMA

and

FHLMC.

During

the

years

ended

December

31,

2024,

2023,

and

2022,

loans

pooled

into GNMA

MBS
amounted to

approximately $
127.9

million, $
125.4

million, and

$
144.5

million, respectively,

for which

the Corporation

recognized a
net gain

on sale of

$
4.6

million, $
2.6

million, and

$
4.2

million, respectively.

Also, during the

years ended

December 31,

2024, 2023,
and 2022,

the Corporation

sold approximately

$
32.1

million, $
29.8

million, and $
93.8

million, respectively,

of performing residential
mortgage

loans

to

GSEs,

for

which

the

Corporation

recognized

a

net

gain

on

sale

of

$
0.8

million,

$
0.7

million,

and

$
4.2

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
For loans

pooled into

GNMA MBS,

the Corporation,

as servicer,

holds an

option to

repurchase individual

delinquent loans

issued
on or after

January 1, 2003,

when certain delinquency

criteria are met. This

option gives the

Corporation the unilateral

ability,

but not
the obligation, to

repurchase the delinquent

loans at par without

prior authorization from

GNMA. Since the

Corporation is considered
to

have

regained

effective

control

over

the

loans,

it

is

required

to

recognize

the

loans

and

a

corresponding

repurchase

liability
regardless

of

its

intent

to

repurchase

the

loans.

As

of

December

31,

2024

and

2023,

rebooked

GNMA

delinquent

loans

that

were
included in the residential mortgage loan portfolio amounted to $
5.7

million and $
7.9

million, respectively.

During

the

years

ended

December

31,

2024,

2023,

and

2022,

the

Corporation

repurchased,

pursuant

to

the

aforementioned
repurchase

option,

$
2.2

million,

$
2.9

million,

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
223.9

million, which

consisted of

approximately $
210.2

million in

the C&I

portfolio and

$
13.7

million in

the commercial

mortgage
portfolio,

compared to

C&I loan

participations

purchased

in the

Florida region

totaling $
61.3

million

and $
135.4

million

during the
years

ended

December

31,

2023

and

2022,

respectively.

In

addition,

during

the

year

ended

December

31,

2024,

the

Corporation
purchased commercial mortgage loan participations in the Puerto Rico region totaling $
38.9

million.
During

the year

ended December

31, 2024,

the Corporation

recognized

a $
10.0

million recovery

associated with

the bulk

sale of
fully charged-off

consumer loans

and sold

the aforementioned

$
8.2

million nonaccrual

C&I loan

in the

Puerto Rico

region,

net of

a
$
1.2

million

charge-off.

Meanwhile,

during

the

year

ended

December

31,

2022,

the

Corporation

sold

a

$
35.2

million

C&I

loan
participation

in

the

Puerto

Rico

region

and

a

$
23.9

million

criticized

C&I

loan

participation

in

the

Florida

region.

There

were
no
significant

sales

of

loans

during

the

year

ended

December

31,

2023,

other

than

the

sales

of

conforming

residential

mortgage

loans
mentioned above.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
165

Loan Portfolio Concentration
The Corporation’s

primary

lending area

is Puerto

Rico. The

Corporation’s

banking subsidiary,

FirstBank, also

lends in

the USVI
and the BVI markets and

in the United States (principally

in the state of Florida).

Of the total gross loans held

for investment portfolio
of $
12.7

billion as

of December

31, 2024,

credit risk

concentration was

approximately
79
% in

Puerto Rico,
18
% in

the U.S.,

and
3
%
in the USVI and the BVI.
As of

December

31,

2024,

the Corporation

had

$
193.3

million

outstanding

in

loans

extended

to

the Puerto

Rico

government,

its
municipalities

and

public

corporations,

compared

to

$
174.9

million

as

of

December

31,

2023.

As

of

December

31,

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
loans extended

to municipalities,

the Corporation’s

exposure to

the Puerto

Rico government

as of

December 31,

2024 included

$
8.8
million in a

loan granted to

an affiliate of

the Puerto Rico

Electric Power Authority

(“PREPA”)

and $
30.1

million in loans to

a public
corporation of the Puerto Rico government.

Moreover,

as of

December 31,

2024, the

outstanding balance

of construction

loans funded

through conduit

financing structures

to
support the

federal programs

of Low-Income

Housing Tax

Credit (“LIHTC”)

combined with

Community Development

Block Grant-
Disaster Recovery (“CDBG-DR”)

funding amounted to

$
59.2

million, compared to

$
12.8

million as of

December 31, 2023.

The main
objective

of

these

programs

is

to

spur

development

in

new

or

rehabilitated

and

affordable

rental

housing.

PRHFA,

as

program
subrecipient and

conduit issuer,

issues tax-exempt

obligations which

are acquired

by private

financial institutions

and are

required to
co-underwrite with

PRHFA

a mirror

construction loan

agreement for

the specific

project loan

to which

the Corporation

will serve

as
ultimate lender but where the PRHFA

will be the lender of record.

In

addition,

as

of

December

31,

2024,

the

Corporation

had

$
72.5

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

2024,

the

Corporation

had
$
100.4
million in

loans to

USVI government

public corporations,

compared to

$
90.5

million as

of December

31, 2023.

As of

December 31,
2024, all loans were currently performing and up to date on principal and interest payments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
166
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
The

below

disclosures

relate

to

loan

modifications

granted

to

borrowers

experiencing

financial

difficulty

in

which

there

was

a
change

in

the

timing

and/or

amount

of

contractual

cash

flows

in

the

form

of

any

of

the

aforementioned

types

of

modifications,
including

restructurings

that

resulted

in

a

more-than-insignificant

payment

delay.

These

disclosures

exclude

$
4.5

million

in
restructured

residential

mortgage

loans

that

are

government-guaranteed

(e.g.,

FHA/VA

loans)

and

were

modified

during

the

year
ended December 31, 2024, compared to $
3.9

million for the comparable period in 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
167
The

following

tables

present

the

amortized

cost

basis

as

of

December

31,

2024

and

2023

of

loans

modified

to

borrowers
experiencing

financial difficulty

during the

years ended

December 31,

2024 and

2023, by

portfolio classes

and type

of modification
granted, and the

percentage of these

modified loans relative

to the total

period-end amortized

cost basis of

receivables in the

portfolio
class:

Year Ended December 31, 2024
Payment Delay
Only
Trial
Modification
Change in
Amortization
Term
Interest Rate
Reduction Term Extension
Combination of
Interest Rate
Reduction and
Term Extension Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
305
$
-
$
-
$
598
$
57
$
-
$
960
0.04%
Construction loans
-
-
-
120
-
-
120
0.05%
Commercial mortgage loans
-
-
-
127,161
374
-
127,535
4.97%
C&I loans
-
3,273
79
2,864
4,019
-
(1)
10,235
0.30%
Consumer loans:
Auto loans
-
-
-
442
220
3,199
(1)
3,861
0.19%
Personal loans
-
-
-
12
178
-
190
0.05%
Credit cards
-
-
2,905
(2)
-
-
-
2,905
0.90%
Other consumer loans
-
-
-
352
216
29
(1)
597
0.40%

Total modifications
$
305
$
3,273
$
2,984
$
131,549
$
5,064
$
3,228
$
146,403

Year Ended December 31, 2023
Payment Delay
Only
Trial
Modification
Change in
Amortization
Term
Interest Rate
Reduction Term Extension
Combination of
Interest Rate
Reduction and
Term Extension Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
501
$
-
$
-
$
999
$
238
$
-
$
1,738
0.06%
Construction loans
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
2,222
30,170
-
32,392
1.40%
C&I loans
-
-
186
185
-
-
371
0.01%
Consumer loans:
Auto loans
-
-
-
474
215
2,084
(1)
2,773
0.14%
Personal loans
-
-
-
138
202
-
340
0.09%
Credit cards
-
-
1,424
(2)
-
-
-
1,424
0.43%
Other consumer loans
-
-
-
424
78
29
(1)
531
0.34%

Total modifications
$
501
$
-
$
1,610
$
4,442
$
30,903
$
2,113
$
39,569
(1) Modification consists of court mandated reduction to 0% interest rate for remaining loan term to borrowers in bankruptcy proceedings unless dismissal occurs.
(2) Modification consists of reduction in interest rate and revocation of revolving line privileges.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
168

The

following

tables

present

by

portfolio

classes

the

financial

effects

of

the

modifications

granted

to

borrowers

experiencing
financial difficulty,

other than those associated to

payment delay,

during the years ended

December 31, 2024 and

2023. The financial
effects of the modifications associated to payment delay were discussed above and, as such, were excluded from the tables below:
Year Ended December 31, 2024
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
(In thousands)
Conventional residential mortgage loans
-
%
103
1.80
%
106
-
Construction loans
-
%
83
-
% - -
Commercial mortgage loans
-
%
36
0.50
%
88
-
C&I loans
15.25
%
18
3.00
%
9
38
Consumer loans:
Auto loans
-
%
27
2.74
%
27
-
Personal loans
-
%
25
4.01
%
16
-
Credit cards
16.77
% -
-
% - -
Other consumer loans
-
%
26
3.00
%
20
-

Year Ended December 31, 2023
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
(In thousands)
Conventional residential mortgage loans
-
%
93
2.95
%
105
-
Construction loans
-
% -
-
% - -
Commercial mortgage loans
-
%
13
0.25
%
64
-
C&I loans
0.45
%
72
-
% - -
Consumer loans:
Auto loans
-
%
23
2.95
%
24
-
Personal loans
-
%
36
4.57
%
29
-
Credit cards
16.09
% -
-
% - -
Other consumer loans
-
%
26
1.60
%
22
-

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
169

The following

tables present

by portfolio

classes the

performance

of loans

modified

during the

years ended

December 31,

2024
and 2023 that were granted to borrowers experiencing financial difficulty:
Year Ended December 31, 2024
30-59 60-89 90+
Total
Delinquency Current Total
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
-
$
-
$
960
$
960
Construction loans
-
-
-
-
120
120
Commercial mortgage loans
-
-
-
-
127,535
127,535
C&I loans
-
-
22
22
10,213
10,235
Consumer loans:
Auto loans
15
-
10
25
3,836
3,861
Personal loans
-
-
-
-
190
190
Credit cards
382
110
52
544
2,361
2,905
Other consumer loans
32
18
7
57
540
597

Total modifications
$
429
$
128
$
91
$
648
$
145,755
$
146,403

Year Ended December 31, 2023
30-59 60-89 90+
Total
Delinquency Current Total
(In thousands)
Conventional residential mortgage loans $
14
$
-
$
-
$
14
$
1,724
$
1,738
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
32,392
32,392
C&I loans
-
-
-
-
371
371
Consumer loans:
Auto loans
27
18
18
63
2,710
2,773
Personal loans
52
-
15
67
273
340
Credit cards
43
16
2
61
1,363
1,424
Other consumer loans
46
11
20
77
454
531

Total modifications
$
182
$
45
$
55
$
282
$
39,287
$
39,569

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
170

Troubled Debt

Restructuring (“TDR”) Disclosures Prior to Adoption

of ASU 2022-02

The

following

provides

additional

disclosures

previously

required

by

ASC

Subtopic

310-40,

Receivables

-

Troubled

Debt
Restructurings by

Creditors, related

to the

year ended

December 31,

2022. Prior

to the

adoption of

ASU 2022-02,

a restructuring

of a
loan constituted a TDR if

the creditor, for

economic or legal reasons related

to the borrower's financial difficulties,

granted a concession
to the borrower that it would not otherwise consider.

See Note 1 -“Nature of Business and Summary of Significant Accounting

Policies”
and

Note 4

- “Loans

Held For

Investment”

included

in the

Annual

Report

on Form

10-K for

the year

ended

December 31,

2022,

as
amended on

October 13,

2023, for

additional discussion

of TDRs.

The following

tables present

TDR loans

completed during

the year
ended December 31, 2022:
Year Ended December 21, 2022
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
$
7,165
$
7,100
Construction loans
-
-
-
Commercial mortgage loans
3
5,897
5,890
C&I loans
17
5,156
4,928
Consumer loans:

Auto loans
168
3,404
3,454

Finance leases
33
592
591

Personal loans
26
366
394

Credit Cards
170
815
816

Other consumer loans
115
434
443

Total TDRs
600
$
23,829
$
23,616

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
171

Loan modifications considered

TDR loans that defaulted

(failure by the

borrower to make

payments of either

principal, interest, or
both for

a period

of 90

days or

more) during

the year

ended December

31, 2022,

and had

become TDR

loans during

the 12-months
preceding the default date, were as follows:
Year Ended December 31, 2022
Number of contracts Amortized Cost
(Dollars in thousands)
Conventional residential mortgage loans
2
$
124
Construction loans
-
-
Commercial mortgage loans
-
-
C&I loans
-
-
Consumer loans:
Auto loans
96
2,049
Finance leases
1
16
Personal loans
-
-
Credit cards
28
156
Other consumer loans
8
30
Total

$
2,375

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
172
NOTE 5 – ALLOWANCE

FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following tables present the activity in the ACL on loans and finance leases by portfolio segment for the indicated periods:
Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I

Loans Consumer Loans Total
Year Ended December

31, 2024
(In thousands)
ACL:
Beginning balance $
57,397
$
5,605
$
32,631
$
33,190
$
133,020
$
261,843
Provision for credit losses - (benefit) expense
(16,225)
(1,912)
(10,717)
(4,886)
96,601
62,861
Charge-offs

(1,971)
-
-
(2,742)
(109,115)
(113,828)
Recoveries
1,453
131
533
6,704
24,245
(1)
33,066
Ending balance $
40,654
$
3,824
$
22,447
$
32,266
$
144,751
$
243,942
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
103,090
$
269,030
Provision for credit losses - (benefit) expense
(8,734)
(2,342)
(18,994)
(1,770)
57,519
25,679
Charge-offs
(6,890)
(123)
(85)
(2,067)
(48,165)
(57,330)
Recoveries
3,547
725
1,372
2,459
14,982
23,085
Ending balance $
62,760
$
2,308
$
35,064
$
32,906
$
127,426
$
260,464

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
173
The

Corporation

estimates

the

ACL

following

the

methodologies

described

in

Note

1

–

“Nature

of

Business

and

Summary

of
Significant Accounting Policies” for each portfolio segment

.
The Corporation

generally applies

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

2024

and

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

December

31,

2024,

the

ACL

for

loans

and

finance

leases

was

$
243.9

million,

a

decrease

of

$
17.9

million,

from

$
261.8
million as

of December

31, 2023.

The ACL

for residential

mortgage loans

decreased by

$
16.7

million, driven

by the

aforementioned
updated historical loss experience

used for determining the ACL estimate resulting

in a downward revision of

estimated loss severities
and

improvements

in

the

long-term

projections

of

the

unemployment

rate

in

the

Puerto

Rico

region,

partially

offset

by

newly
originated

loans.

The

ACL

for

commercial

and

construction

loans

decreased

by

$
12.9

million,

mainly

due

to

reserve

releases
associated

with

the

improved

financial

condition

of

certain

borrowers

and

an

improvement

on

the

economic

outlook

of

certain
macroeconomic variables,

particularly variables

associated with commercial

real estate property

performance and

the forecasted CRE
price index, partially offset by loan portfolio growth

.

Meanwhile, the

ACL for

consumer loans

increased by

$
11.7

million driven

by higher

charge-off

and delinquency

levels and

loan
portfolio growth, mainly in auto loans and finance leases.
Net charge-offs

were $
80.8

million for the

year ended December

31, 2024, compared

to $
67.4

million for the

same period in

2023.
The $
13.4

million increase in

net charge-offs

for the year

ended December 31,

2024 was driven

by an increase

in consumer loans

and
finance

leases

charge-offs

across

all

major

portfolio

classes,

partially

offset

by

the

effect

during

2024

of

both

the

$
10.0

million
recovery associated

with the

bulk sale

of fully

charged-off

consumer loans

and finance

leases and

a $
5.0

million recovery

associated
with a C&I loan

in the Puerto Rico region,

and a $
6.0

million net charge-off

recorded on a C&I participated

loan in the Florida

region
during 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
174

The tables below

present the ACL

related to loans

and finance leases

and the carrying

values of loans

by portfolio segment

as of
December 31, 2024 and 2023:
As of December 31, 2024
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
C&I

Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,828,431
$
228,396
$
2,565,984
$
3,366,038
$
3,757,707
$
12,746,556

Allowance for credit losses
40,654
3,824
22,447
32,266
144,751
243,942

Allowance for credit losses to

amortized cost
1.44
%
1.67
%
0.87
%
0.96
%
3.85
%
1.91
%

As of December 31, 2023
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
C&I

Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,821,726
$
214,777
$
2,317,083
$
3,174,232
$
3,657,665
$
12,185,483

Allowance for credit losses
57,397
5,605
32,631
33,190
133,020
261,843

Allowance for credit losses to

amortized cost
2.03
%
2.61
%
1.41
%
1.05
%
3.64
%
2.15
%
In

addition,

the

Corporation

estimates

expected

credit

losses

over

the

contractual

period

in

which

the

Corporation

is

exposed

to
credit

risk

via

a

contractual

obligation

to

extend

credit,

such

as

unfunded

loan

commitments

and

standby

letters

of

credit

for
commercial

and

construction

loans,

unless

the

obligation

is

unconditionally

cancellable

by

the

Corporation.

See

Note

27

–
“Regulatory Matters,

Commitments and

Contingencies” for information

on off-balance

sheet exposures as

of December

31, 2024 and
2023.

The

Corporation

estimates

the

ACL

for

these

off-balance

sheet

exposures

following

the

methodology

described

in

Note

1

–
“Nature

of

Business

and

Summary

of

Significant

Accounting

Policies.”

As

of

December

31,

2024,

the

ACL

for

off-balance

sheet
credit

exposures

amounted

to

$
3.1

million,

compared

to

$
4.6

million

as

of

December

31,

2023.

The

decrease

was

driven

by

an
improvement

on

the

economic

outlook

of

certain

macroeconomic

variables,

particularly

in

variables

associated

with

the

CRE

price
index.
The

following

table

presents

the

activity

in

the

ACL

for

unfunded

loan

commitments

and

standby

letters

of

credit

for

the

years
ended December 31, 2024, 2023 and 2022:

Year

Ended December 31,
2024 2023 2022
(In thousands)
Beginning Balance $
4,638
$
4,273
$
1,537
Provision for credit losses - (benefit) expense
(1,495)
365
2,736

Ending balance
$
3,143
$
4,638
$
4,273

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
175
NOTE 6 – PREMISES AND EQUIPMENT
Premises and equipment comprise:

Useful Life Range In Years
As of December 31,
Minimum Maximum 2024 2023
(Dollars in thousands)
Buildings and improvements
10
35
$
144,935
$
143,470
Leasehold improvements
2
10
79,498
77,702
Furniture, equipment and software
2
10
152,588
161,886
377,021
383,058
Accumulated depreciation and amortization
(274,731)
(277,853)
102,290
105,205
Land
29,965
29,965
Projects in progress
1,182
6,846

Total premises and equipment,

net
$
133,437
$
142,016
Depreciation and

amortization expense

amounted to

$
18.6

million, $
20.5

million, and

$
22.3

million for

the years ended

December
31, 2024, 2023, and 2022, respectively.
During

the

year

ended

December

31,

2024,

the

Corporation

recognized

$
0.1

million

in

net

gains

from

sales

of

fixed

assets;
compared to $
3.5

million for the same period of 2023, of which $
3.0

million was related to the sale of a banking premise in the Florida region;

and

$
0.9

million

for

the

same

period

in

2022.

These

amounts

are

included

as

part

of

other

non-interest

income

in

the
consolidated statements of income.
During

the

years

ended

December

31,

2024

and

2023,

the

Corporation

received

insurance

proceeds

of

$
1.5

million

and

$
0.7
million, respectively,

of which

$
0.7

million and

$
0.2

million, respectively,

were related

to collections

of insurance

claims associated
with property damage caused by

Hurricane Fiona. These amounts

are included as part of

other non-interest income in

the consolidated
statements of income.
See Note 23 – “Fair Value”

for information on write-downs recorded on long-lived assets held for sale.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
176
NOTE 7 –
OTHER REAL ESTATE

OWNED (“OREO”)

The following table presents the OREO inventory as of the indicated dates:
December 31, 2024 December 31, 2023
(In thousands)
OREO balances, carrying value:
Residential
(1)
$
12,897
$
20,261
Construction
522
1,601
Commercial

(2)
3,887
10,807
Total $
17,306
$
32,669
(1) Excludes $
5.2

million and $
16.6

million as of December 31, 2024 and

2023, respectively, of foreclosures

that met the conditions of ASC Subtopic

310-40 “Reclassification of Residential
Real Estate Collateralized Consumer Mortgage Loans upon

Foreclosure,” and are presented as a receivable as part of other assets in the consolidated statements of financial condition.
(2) Decrease was mainly associated with the sale of a $
5.3

million commercial real estate OREO property in Puerto Rico during 2024 at a gain of $
2.3

million.
See Note 23 – “Fair

Value”

for information on subsequent

measurement adjustments recorded

on OREO properties reported

as part
of “Net

gain on

OREO operations”

in the

consolidated

statements of

income during

the years

ended December

31, 2024,

2023, and
2022.
NOTE 8 – RELATED-PARTY

TRANSACTIONS
The

Corporation

has

granted

loans

to

its

directors,

executive

officers,

and

certain

related

individuals

or

entities

in

the

ordinary
course of business. The movement and balance of these loans were as follows:

Amount
(1)
(In thousands)
Balance at December 31,

2022
$
883
Additions
333
Payments
(389)
Balance at December 31,

2023
827
Additions
80
Payments
(120)
Balance at December 31,

2024
$
787
(1) Includes loans granted to related parties which were then sold in the secondary market.
These

loans

were

made

subject

to

the

provisions

of

the

Federal

Reserve

Board’s

Regulation

O

–

“Loans

to

Executive

Officers,
Directors

and

Principal

Shareholders

of

Member

Banks,”

which

governs

the

permissible

lending

relationships

between

a

financial
institution and its

executive officers, directors,

principal shareholders, their

families, and related

parties. There were

no changes in

the
status of related parties during 2024 and 2023.
From

time

to

time,

the

Corporation,

in

the

ordinary

course

of

its

business,

obtains

services

from

related

parties

or

makes
contributions to non-profit organizations that have some association with the Corporation.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
177
NOTE 9 – GOODWILL AND OTHER INTANGIBLES

Goodwill
Goodwill as of each of December

31, 2024 and 2023 amounted to $
38.6

million.
The Corporation’s policy is to assess goodwill and
other intangibles for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe that the values of goodwill or other intangibles may be impaired. During the fourth quarter of 2024, management performed a qualitative analysis of the carrying amount of each relevant reporting units’ goodwill and concluded that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying value, and thus no impairment charges for goodwill were recorded. This assessment involved identifying the inputs and assumptions that most affect fair value, including evaluating significant and relevant events impacting each reporting entity, and evaluating such factors to determine if a positive assertion can be made that it is more-likely-than-not that the fair value of the reporting units exceeded their carrying amount.
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

31, 2024, 2023, and 2022.
Other Intangible Assets
The

following

table

presents

the

gross

amount

and

accumulated

amortization

of

the

Corporation’s

intangible

assets

subject

to
amortization as of the indicated dates:

As of As of
December 31, 2024 December 31, 2023
(Dollars in thousands)
Core deposit intangible:
Gross amount $
87,544
$
87,544
Accumulated amortization
(80,577)
(74,161)
Net carrying amount $
6,967
$
13,383
Remaining amortization period (in years)
5.0
6.0

During

the

years

ended

December

31,

2024,

2023,

and

2022,

the

Corporation

recognized

$
6.4

million,

$
7.7

million,

and

$
8.8
million, respectively,

in amortization expense on its intangible assets subject to amortization.
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

31, 2024.
The

estimated

aggregate

annual

amortization

expense

related

to

core

deposit

intangibles

for

future

periods

was

as

follows

as

of
December 31, 2024:

(In thousands)
2025 $
3,509
2026
872
2027
872
2028
872
2029
842

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
178
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

reflected

in

the

Corporation’s
consolidated

statements

of financial

condition

as

“Long-term

borrowings.”

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

During 2024,

the Corporation

redeemed $
100.0

million, or
84
%, of

outstanding TruPS

issued by

FBP Statutory

Trust

II (or

$
97.0
million

after excluding

the Corporation’s

interest in

the Trust

of approximately

$
3.0

million) at

a contractual

call price

of
100
%, as
further

explained

in

Note

15

–

“Stockholders’

Equity.”

As

of

December

31,

2024

and

2023,

these

Junior

Subordinated

Deferrable
Debentures amounted to $
61.7

million and $
161.7

million, respectively.

On February 18, 2025, the Corporation

notified the holders of
the debentures

of the

Corporation’s

intent to

redeem $
50.0

million in

debentures in

March 2025.

The Corporation

expects to execute
the redemption of the remaining junior subordinated debentures also in 2025.
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
179
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
6.1

million and

$
4.2

million, respectively,

with a

weighted-average

yield of
6.62
%,
which is included as part of

the Corporation’s available

-for-sale debt securities portfolio, compared

to an amortized cost and fair

value
of $
7.1

million and $
4.8

million, respectively,

with a weighted average yield

of
7.66
% as of December 31, 2023.

As described in Note
3 – “Debt Securities,” the ACL on these private label MBS amounted to

$
0.2

million as of December 31, 2024.
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
The changes in MSRs are shown below for the indicated periods:

Year

Ended December 31,

2024 2023 2022
(In thousands)
Balance at beginning of year $
26,941
$
29,037
30,986
Capitalization of servicing assets
2,342
2,240
3,122
Amortization
(4,175)
(4,322)
(4,978)
Temporary impairment

(charges) recoveries
(44)
12
66
Other
(1)
(45)
(26)
(159)
Balance at end of year $
25,019
$
26,941
29,037
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
180
Changes in the impairment allowance were as follows for the indicated periods:

Year

Ended December 31,
2024 2023 2022
(In thousands)
Balance at beginning of year $
-
$
12
$
78
Temporary impairment

charges (recoveries)
44
(12)
(66)

Balance at end of year
$
44
$
-
$
12
The components

of net servicing

income, included as

part of mortgage

banking activities in

the consolidated statements

of income,
are shown below for the indicated periods:

Year

Ended December 31,
2024 2023 2022
(In thousands)
Servicing fees
$
10,315
$
10,595
$
11,096
Late charges and prepayment penalties
710
708
823
Other
(1)
(45)
(26)
(159)

Servicing income, gross
10,980
11,277
11,760
Amortization and impairment of servicing assets
(4,219)
(4,310)
(4,912)

Servicing income, net
$
6,761
$
6,967
$
6,848
(1) Mainly represents adjustments related to the repurchase

of loans serviced for others.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
181
The Corporation’s

MSRs are subject

to prepayment

and interest rate

risks. Key economic

assumptions used

in determining

the fair
value at the time of sale of the related mortgages for the indicated periods ranged as follows:

Weighted Average Maximum Minimum
Year Ended

December 31, 2024
Constant prepayment rate:

Government-guaranteed mortgage loans
6.7
%
17.1
%
3.0
%

Conventional conforming mortgage loans
6.8
%
20.6
%
2.1
%

Conventional non-conforming mortgage loans
6.2
%
8.0
%
2.8
%
Discount rate:

Government-guaranteed mortgage loans
11.5
%
11.5
%
11.5
%

Conventional conforming mortgage loans
9.5
%
9.5
%
9.5
%

Conventional non-conforming mortgage loans
11.4
%
12.5
%
11.0
%
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
%
9.5
%

Conventional non-conforming mortgage loans
12.5
%
14.5
%
11.5
%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
182
The weighted

averages of the

key economic

assumptions that the

Corporation used

in its valuation

model and the

sensitivity of the
current

fair

value

to

immediate
10
%

and
20
%

adverse

changes

in

those

assumptions

for

mortgage

loans

were

as

follows

as

of

the
indicated dates:

December 31, 2024 December 31, 2023
(In thousands)
Carrying amount of servicing assets $
25,019
$
26,941
Fair value $
43,046
$
45,244
Weighted-average

expected life (in years)
7.63
7.79
Constant prepayment rate (weighted-average annual

rate)
6.34
%
6.27
%

Decrease in fair value due to 10% adverse change
$
858
$
886

Decrease in fair value due to 20% adverse change
$
1,675
$
1,731
Discount rate (weighted-average annual rate)
10.72
%
10.68
%

Decrease in fair value due to 10% adverse change
$
1,815
$
1,927

Decrease in fair value due to 20% adverse change
$
3,495
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
183
NOTE 11 – DEPOSITS

The following table summarizes deposit balances as of the indicated dates:
December 31, 2024 December 31, 2023
(In thousands)
Type of account:
Non-interest-bearing deposit accounts $
5,547,538
$
5,404,121
Interest-bearing checking accounts
4,308,116
3,937,945
Interest-bearing saving accounts
3,530,382
3,596,855
Time deposits
3,007,144
2,833,730
Brokered certificates of deposits (“CDs”)
478,118
783,334

Total
$
16,871,298
$
16,555,985
The

weighted-average

interest

rate

on

total

interest-bearing

deposits

as

of

December 31,

2024

and

2023

was
2.18
%

and
2.24
%,
respectively.

As

of

December 31,

2024,

the

aggregate

amount

of

unplanned

overdrafts

of

demand

deposits

that

were

reclassified

as

loans
amounted

to

$
2.0

million

(2023

-

$
1.4

million).

Pre-arranged

overdrafts

lines

of

credit,

also

reported

as

loans,

amounted

to

$
25.6
million as of December 31, 2024 (2023 - $
23.8

million).

The following

table presents

the

remaining

contractual

maturities

of

time deposits,

including

brokered

CDs, as

of December

31,
2024:
Total

(In thousands)
Three months or less $
1,030,064
Over three months to six months
542,847
Over six months to one year
1,038,620
Over one year to two years

580,075
Over two years to three years

117,792
Over three years to four years

101,693
Over four years to five years

52,281
Over five years
21,890

Total
$
3,485,262
Total

Puerto

Rico

and

U.S.

time

deposits

with

balances

of

more

than

$250,000

amounted

to

$
1.5

billion

and

$
1.4

billion

as

of
December 31, 2024

and 2023, respectively.

This amount does not

include brokered

CDs that are generally

participated out by

brokers
in

shares

of

less

than

the

FDIC

insurance

limit.

As

of

December 31,

2024,

unamortized

broker

placement

fees

amounted

to

$
1.1
million (2023 - $
1.0

million), which are amortized over the contractual maturity of the brokered CDs under the interest method.

As of

December 31,

2024, deposit

accounts

issued to

government

agencies amounted

to $
3.5

billion (2023

– $
3.2

billion). These
deposits are insured by the FDIC up to the applicable limits. The uninsured portions were collateralized by securities and loans with an amortized cost

of $
3.7

billion (2023 –

$
3.5

billion) and an

estimated market value

of $
3.3

billion (2023

– $
3.1

billion). In addition

to
securities and

loans, as

of both

December 31,

2024 and

2023,

the Corporation

used $
175.0

million

in letters

of credit

issued by

the
FHLB as pledges

for public deposits

in the Virgin

Islands. As of

December 31, 2024,

the Corporation had

$
3.1

billion of government
deposits in Puerto Rico (2023 – $
2.7

billion), $
424.2

million in the Virgin Islands

(2023 – $
449.4

million) and $
21.3

million in Florida
(2023 – $
10.2

million).

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
184

A table showing interest expense on interest-bearing deposits for the indicated periods follows:
Year Ended

December 31,
2024 2023 2022
(In thousands)
Checking accounts $
86,537
$
74,271
$
15,568
Saving accounts
29,025
25,955
11,191
Time deposits
105,712
68,605
18,102
Brokered CDs
31,833
16,630
1,500

Total
$
253,107
$
185,461
$
46,361
NOTE 12 –BORROWINGS
Advances from the Federal Home Loan Bank (“FHLB”)

The following is a summary of the advances from the FHLB as of the indicated dates:
December 31, 2024 December 31, 2023
(In thousands)
Long-term
Fixed
-rate advances from the FHLB
(1)
$
500,000
$
500,000
(1) Weighted-average interest rate of
4.45
% as of each of December 31, 2024 and 2023, respectively.

Advances from the FHLB mature as follows as of the indicated date:
December 31, 2024
(In thousands)
Three months or less
$
180,000
Over six months to one year
30,000
Over one year to two years
90,000
Over two years to three years
200,000

Total
(1)
$
500,000
(1) Average remaining term to maturity of
1.48

years.
The maximum

aggregate balance

of advances

from the

FHLB outstanding

at any

month end

during the

years ended

December 31,
2024 and

2023 was

$
500.0

million and

$
925.0

million, respectively.

The total

average balance

of FHLB

advances during

2024 was
$
500.1

million (2023 - $
541.0

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

of each

of December

31,
2024

and

2023,

the

estimated

value

of

specific

mortgage

loans

pledged

as

collateral,

net

of

haircut,

amounted

to

$
1.2

billion,

as
computed

by

the

FHLB

for

collateral

purposes.

As

of

December

31,

2024

and

2023,

the

estimated

value

of

U.S.

government-
sponsored agencies’

obligations and

U.S. agencies

MBS pledged

as collateral,

net of

haircut, amounted

to $
438.5

million and

$
454.0
million,

respectively.

As

of

December

31,

2024,

the

Corporation

had

additional

capacity

of

approximately

$
950.9

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

of the advance being prepaid;

and
(iii),

in

the

case

of

adjustable-rate

advances,

the

expected

future

earnings

of

the

replacement

borrowing

as long

as

the replacement
borrowing is at

least equal to the

original advance’s

par value and the

replacement borrowing’s

tenor is at least

equal to the remaining
maturity of the prepaid advance.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
185
Securities Sold Under Agreements to Repurchase (“Repurchase Agreements”)
There was
no

maximum

aggregate balance

of repurchase

agreements outstanding

at any

month-end

for the

year ended

December
31, 2024.

The maximum

aggregate balance

of repurchase

agreements outstanding

at any month-end

for the year

ended December 31,
2023 was $
173.0

million. The average balance during 2024 was $
0.2

million (2023- $
54.6

million).
Junior Subordinated Debentures
Junior subordinated debentures, as of the indicated dates, consisted of:

(In thousands)
December 31, 2024 December 31, 2023
Long-term floating rate junior subordinated debentures (FBP Statutory Trust I)
(1)
$
43,143
$
43,143
Long-term floating rate junior subordinated debentures (FBP Statutory Trust II)
(2)
18,557
118,557
$
61,700
$
161,700
(1)
Amount represents

junior subordinated

interest-bearing

debentures

due in

2034 with

a floating

interest rate

of
2.75
% over
3-month CME Term SOFR

plus a
0.26161
% tenor

spread
adjustment as of December 31, 2024 and 2023 (
7.36
% as of December 31, 2024 and
8.39
% as of December 31, 2023).
(2)
Amount represents

junior subordinated

interest-bearing

debentures

due in

2034 with

a floating

interest rate

of
2.50
% over
3-month CME Term SOFR

plus a
0.26161
% tenor

spread
adjustment as of December 31, 2024 and 2023 (
7.12
% as of December 31, 2024 and
8.13
% as of December 31, 2023).
See Note 10 –

“Non-Consolidated Variable

Interest Entities (“VIEs”)

and Servicing Assets” and

Note 15 – “Stockholders’

Equity”
for additional information on

junior subordinated debentures, including

the $
100.0

million redemption of outstanding

TruPS issued by
FBP Statutory Trust II.
Loans Payable
The Corporation

participates in

the Borrower-in-Custody

Program (the

“BIC Program”)

of the

FED. Through

the BIC

Program, a
broad

range

of

loans

(including

commercial,

consumer,

and

residential

mortgages)

may

be

pledged

as

collateral

for

borrowings
through the FED Discount Window.

As of December 31, 2024, pledged collateral that is related

to this credit facility amounted to $
2.6
billion, net

of haircut,

mainly commercial,

consumer,

and residential

mortgage

loans,

which is

fully available

for funding.

The FED
Discount

Window

program

provides

the

opportunity

to

access

a

low-rate

short-term

source

of

funding

in

a

high

volatility

market
environment.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
186
NOTE 13 – EARNINGS PER COMMON . SHARE

The calculations of earnings per common share for the years ended December 31,

2024, 2023, and 2022 are as follows:
Year

Ended December 31,
2024 2023 2022
(In thousands, except per share information)
Net income attributable to common stockholders $
298,724
$
302,864
$
305,072
Weighted-Average

Shares:

Average common

shares outstanding
164,549
176,504
190,805

Average potential

dilutive common shares

719
676
1,163

Average common

shares outstanding - assuming dilution
165,268
177,180
191,968
Earnings per common share:
Basic

$
1.82
$
1.72
$
1.60
Diluted

$
1.81
$
1.71
$
1.59
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

2024, 2023 and 2022.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
187
NOTE 14 – STOCK-BASED . COMPENSATION

The

First

Bancorp

Omnibus

Plan,

which

is

effective

until

May

24,

2026,

provides

for

equity-based

and

non-equity-based
compensation

incentives

(the

“awards”).

The

Omnibus

Plan

authorizes

the

issuance

of

up

to
14,169,807

shares

of

common

stock,
subject

to

adjustments

for

stock

splits,

reorganizations

and

other

similar

events.

As

of

December

31,

2024,

there

were
2,587,453
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

31, 2024,
2023 and 2022:
Year Ended December 31,
2024 2023 2022
Number of Weighted- Number of Weighted- Number of Weighted-
shares of Average shares of Average shares of Average
restricted Grant Date restricted Grant Date restricted Grant Date stock

Fair Value
stock

Fair Value
stock

Fair Value
Unvested shares outstanding at beginning of year
889,642
$
12.30
938,491
$
9.14
1,148,775
$
6.61
Granted
(1)
415,577
17.50
522,801
12.07
327,195
13.21
Forfeited
(14,896)
14.07
(63,133)
11.36
(15,108)
8.79
Vested
(282,702)
12.40
(508,517)
6.36
(522,371)
6.13
Unvested shares outstanding at end of year
1,007,621
$
14.39
889,642
$
12.30
938,491
$
9.14
(1)
For the

year ended

December 31,

2024, includes
18,509

shares of

restricted stock

awarded to

independent directors

and
397,068

shares of

restricted stock

awarded to

employees, of
which
84,122

shares were

granted to retirement-eligible

employees and thus

charged to

earnings as of

the grant date.

For the year

ended December 31,

2023, includes
28,973

shares of
restricted stock awarded to independent directors

and
494,008

shares of restricted stock awarded to employees,

of which
33,718

shares were granted to retirement-eligible

employees and
thus charged

to earnings as

of the grant

date. For the

year ended December

31, 2022, includes
27,529

shares of restricted

stock awarded to

independent directors and
299,666

shares of
restricted stock awarded to employees, of which
6,084

shares were granted to retirement-eligible employees and thus charged to earnings as of the grant date.
For the

years ended

December 31,

2024, 2023

and 2022,

the Corporation

recognized

$
6.2

million, $
5.7

million and

$
3.7

million,
respectively,

of

stock-based

compensation

expense

related

to

restricted

stock

awards.

As

of

December

31,

2024,

there

was

$
4.8
million of total unrecognized compensation cost related to

unvested shares of restricted stock that the Corporation expects to recognize over a weighted-average period of
1.5

years.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
188
Performance Units
Under the Omnibus Plan, the Corporation may award

performance units to participants, with each unit representing the value of one
share

of

the

Corporation’s

common

stock.
These awards, which are granted to executives, do not contain non-forfeitable rights to dividend equivalent amounts and can only be settled in shares of the Corporation’s common stock.

Performance units granted during the years ended December 31, 2024 and 2023 vest on the third anniversary of the effective date of the award based on actual achievement of two performance metrics weighted equally: relative total shareholder return (“Relative
TSR”), compared to companies that comprise the KBW Nasdaq Regional Banking Index, and the achievement of a tangible book value per share (“TBVPS”) goal, which is measured based upon the growth in the tangible book value during the performance cycle, adjusted for certain allowable non-recurring transactions. The participant may earn 50% of their target opportunity for threshold level performance and up to 150% of their target opportunity for maximum level performance, based on the individual achievement of each performance goal during a three-year performance cycle. Amounts between threshold, target and maximum performance will vest in a proportional amount. Performance units granted prior to March 16, 2023 vest subject only to achievement of a TBVPS goal and the participant may earn only up to 100% of their target opportunity.
The following table summarizes the

performance units activity under

the Omnibus Plan during the

years ended December 31, 2024,
2023 and 2022:

Year Ended

December 31,
2024 2023 2022
Number

Weighted-
Number

Weighted-
Number

Weighted-
of Average of Average of Average
Performance Grant Date Performance Grant Date Performance Grant Date
Units Fair Value Units Fair Value Units Fair Value
Performance units at beginning of year
534,261
$
12.25
791,923
$
7.36
814,899
$
7.06
Additions
(1)
165,487
18.39
216,876
12.24
166,669
13.15
Vested
(2)
(150,716)
11.26
(474,538)
4.08
(189,645)
11.16
Performance units at end of year
549,032
$
14.37
534,261
$
12.25
791,923
$
7.36
(1)
Units granted during

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

January 1, 2022 and ending on December 31, 2024.
(2)
Units vested during 2024, 2023 and

2022 are related to performance units granted

in 2021, 2020 and 2019, respectively,

that met the pre-established targets

and were settled with shares of
common stock reissued from treasury shares.
The fair value

of the performance

units awarded during

the years ended

December 31, 2024,

2023 and 2022,

that was based

on the
TBVPS goal

component,

was calculated

based on

the market

price of

the Corporation’s

common stock

on the

respective date

of the
grant and assuming attainment of

100% of target opportunity.

As of December 31, 2024, there

have been no changes in management’s
assessment

of

the

probability

that

the

pre-established

TBVPS

goal

will

be

achieved;

as

such,

no

cumulative

adjustment

to
compensation expense has been

recognized.

The fair value of the performance units

awarded during 2024 and 2023,

that was based on
the

Relative

TSR

component,

was

calculated

using

a

Monte

Carlo

simulation.

Since

the

Relative

TSR

component

is

considered

a
market condition,

the fair

value of

the portion

of the

award based

on Relative

TSR is

not revised

subsequent

to grant

date based

on
actual performance.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
189

The following

table summarizes

the valuation

assumptions used

to calculate

the fair

value of

the Relative

TSR component

of the
performance units granted under the Omnibus Plan during the years ended

December 31, 2024 and 2023:
Year

Ended December 31,
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

2024, 2023

and 2022,

the Corporation

recognized

$
2.5

million, $
2.1

million and

$
1.7

million,
respectively,

of stock-based

compensation expense

related to performance

units. As of

December 31,

2024, there

was $
3.6

million of
total

unrecognized

compensation

cost

related

to

unvested

performance

units

that

the

Corporation

expects

to

recognize

over

a
weighted-average period of
1.8

years.
Shares withheld
During 2024,

the Corporation

withheld
138,460

shares (2023

–
289,623

shares; 2022

–
205,807

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
190
NOTE 15 –

STOCKHOLDERS’

EQUITY
Repurchase Programs
On

July

24,

2023,

the

Corporation

announced

that

its Board

approved

a stock

repurchase

program,

under

which

the Corporation
may repurchase up

to $
225

million of its outstanding

common stock (the

“2023 stock repurchase

program”). Furthermore, on

July 22,
2024,

the Corporation

announced that

its Board

of Directors

approved

a new

repurchase program

(“the 2024

repurchase program”),
under

which

the

Corporation

may

repurchase

up

to

an

additional

$
250

million

that

could

include

repurchases

of

common

stock

or
junior subordinated debentures, which it expects to execute during 2025.

Under

the 2023

stock repurchase

program,

the

Corporation repurchased
5,846,872

shares of

common

stock through

open

market
transactions

at

an

average

price

of

$
17.10

for

a

total

cost

of

approximately

$
100.0

million

during

2024

and
5,080,832

shares

of
common

stock

through

open

market

transactions

at

an

average

price

of

$
14.76

for

a

total

cost

approximately

$
75.0

million

during
2023.

In

addition,

the

Corporation

redeemed

$
100.0

million

of

junior

subordinated

debentures.

As

of

December

31,

2024,

the
Corporation has remaining authorization of approximately

$
200.0

million.
Repurchases

under

these

programs

may

be

executed

through

open

market

purchases,

accelerated

share

repurchases,

privately
negotiated

transactions

or plans,

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
Common Stock

The following table shows the changes in shares of common stock outstanding for the years ended December 31, 2024, 2023 and
2022:
Total

Number of Shares
2024 2023 2022
Common stock outstanding, beginning of year
169,302,812
182,709,059
201,826,505
Common stock repurchased
(1)
(5,985,332)
(14,340,453)
(19,619,178)
Common stock reissued under stock-based compensation plan
566,293
997,339
516,840
Restricted stock forfeited
(14,896)
(63,133)
(15,108)
Common stock outstanding, end of year
163,868,877
169,302,812
182,709,059
(1) For 2024, 2023 and 2022, includes
138,460
;
289,623

and
205,807

shares, respectively, of common stock

surrendered to cover plan participants' payroll and income taxes.
For

the

years

ended

December

31,

2024,

2023

and

2022,

total

cash

dividends

declared

on

shares

of

common

stock

amounted

to
$
106.0

million

($
0.64

per

share),

$
99.6

million

($
0.56

per share)

and

$
88.2

million

($
0.46

per share),

respectively.

On
January 21,
2025
,

the

Corporation’s

Board

of

Directors

declared

a

quarterly

cash

dividend

of

$
0.18

per

common

share,

which

represents

an
increase of

$
0.02

per common

share, or

a
13
% increase,

compared to

its most

recent quarterly

dividend paid

in December

2024. The
dividend is payable on
March 7, 2025

to shareholders of record at the close of business on
February 21, 2025
. The Corporation intends
to

continue

to

pay

quarterly

dividends

on

common

stock.

However,

the

Corporation’s

common

stock

dividends,

including

the
declaration,

timing,

and

amount,

remain

subject

to

consideration

and

approval

by

the

Corporation’s

Board

Directors

at

the

relevant
times.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
191
Preferred Stock
The Corporation

has
50,000,000

authorized shares of

preferred stock with

a par value

of $
1.00
, subject to

certain terms. This

stock
may

be

issued

in

series

and

the

shares

of

each

series

have

such

rights

and

preferences

as

are

fixed

by

the

Corporation’s

Board

of
Directors

when

authorizing

the

issuance

of

that

particular

series

and

are

redeemable

at

the

Corporation’s

option.
No

shares

of
preferred stock were outstanding as of December 31, 2024 and 2023.
Treasury Stock

The following table shows the changes in shares of treasury stock for the years ended

December 31, 2024, 2023 and 2022:
Total

Number of Shares
2024 2023 2022
Treasury stock, beginning of year
54,360,304
40,954,057
21,836,611
Common stock repurchased
5,985,332
14,340,453
19,619,178
Common stock reissued under stock-based compensation plan
(566,293)
(997,339)
(516,840)
Restricted stock forfeited
14,896
63,133
15,108
Treasury stock, end of year
59,794,239
54,360,304
40,954,057
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

During the years ended December

31, 2024, 2023, and
2022,

the

Corporation

transferred

$
30.6

million,

$
31.1

million,

and

$
30.9

million,

respectively,

to

the

legal

surplus

reserve.
FirstBank’s

legal

surplus

reserve,

included

as

part

of

retained

earnings

in

the

Corporation’s

consolidated

statements

of

financial
condition, amounted to $
230.2

million as of December 31, 2024 and $
199.6

million as of December 31, 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
192
NOTE 16 – ACCUMULATED

OTHER COMPREHENSIVE LOSS

The following

table presents

the changes

in accumulated

other comprehensive

loss for

the years

ended December

31, 2024,

2023,
and 2022:

Changes in Accumulated Other Comprehensive

Loss by Component
(1)
Year Ended December 31,
2024 2023 2022
(In thousands)
Unrealized net holding losses on available-for-sale

debt securities:
Beginning balance $
(640,552)
$
(805,972)
$
(87,390)

Other comprehensive income (loss)

(2)
73,214
165,420
(718,582)
Ending balance $
(567,338)
$
(640,552)
$
(805,972)
Adjustment of pension and postretirement

benefit plans:
Beginning balance $
1,382
$
1,194
$
3,391

Other comprehensive (loss) income
(600)
188
(2,197)
Ending balance $
782
$
1,382
$
1,194
(1) All amounts presented are net of tax.
(2)
Net unrealized holding losses on available-for-sale debt securities have no tax effect because securities are either tax-exempt, held by an IBE, or have a full deferred tax asset valuation allowance.
The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the years
ended December 31, 2024, 2023, and 2022:

Reclassifications Out of Accumulated Other
Comprehensive Loss
Affected Line Item in the Consolidated
Statements of Income
Year Ended December 31,
2024 2023 2022
(In thousands)
Adjustment of pension and postretirement benefit plans:
Amortization of net loss Other expenses $
56
$
17
$
3
Total before tax $
56
$
17
$
3
Income tax expense

(21)
(6)
(1)
Total, net of tax $
35
$
11
$
2

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
193
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
31, 2024 and 2023:

December 31, 2024 December 31, 2023
(In thousands)
Changes in projected benefit obligation:
Projected benefit obligation at the beginning of year,

defined benefit pension plans
$
73,547
$
73,508
Interest cost
3,603
3,800
Actuarial (gain) loss
(1,813)
1,966
Benefits paid
(5,778)
(5,727)
Projected benefit obligation at the end of year,

pension plans
$
69,559
$
73,547
Projected benefit obligation, other postretirement benefit plan
151
244
Projected benefit obligation at the end of year
$
69,710
$
73,791
Changes in plan assets:
Fair value of plan assets at the beginning of year $
77,365
$
77,189
Actual return on plan assets - gain
1,221
5,903
Benefits paid
(5,778)
(5,727)
Fair value of pension plan assets at the end of year
(1)
$
72,808
$
77,365
Net asset, pension plans
3,249
3,818
Net benefit obligation, other postretirement benefit plan
(151)
(244)
Net asset
$
3,098
$
3,574
(1)
Other postretirement plan did not contain any assets as

of December 31, 2024 and 2023.
The weighted-average

discount rate

used to

determine

the benefit

obligation

as of

December

31, 2024

and

2023, was
5.60
% and
5.14
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

would generate a long-term rate of

return of
5.75
% and
5.51
% as of
December 31, 2024 and 2023. Adjustments are done

by categories, taking into consideration current and

future market conditions. The
Corporation also considered

historical returns on

its plan assets to

review the expected

rate of return. The

investment policy statement
for

the

Pension

Plans

includes

the

following:

(i)

liability

hedging

assets

to

reduce

funded

status

risk,

(ii)

diversified

return

seeking
assets to reduce

equity risk,

and (iii) establishes

different glidepaths

specific for

each plan

to systematically reduce

risk as

the funded
status improves.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
194

The following

table presents

information

for

the plans

with a

projected

benefit obligation

and accumulated

benefit obligation

in
excess of plan assets for the years ended December 31, 2024 and 2023:
December 31, 2024 December 31, 2023
(In thousands)
Projected benefit obligation $
47,305
$
49,793
Accumulated benefit obligation
47,305
49,793
Fair value of plan assets
43,651
46,801
The following table presents the components of net periodic (benefit) cost for the years ended December 31, 2024, 2023, and 2022:

Affected Line Item
in the Consolidated Year Ended December 31,
Statements of Income 2024 2023 2022
(In thousands)
Net periodic (benefit) cost, pension plans:
Interest cost Other expenses
$
3,603
$
3,800
$
2,614
Expected return on plan assets Other expenses
(4,072)
(3,543)
(4,158)
Net periodic (benefit) cost, pension plans
(469)
257
(1,544)
Net periodic cost, postretirement plan Other expenses
66
25
8
Net periodic (benefit) cost
$
(403)
$
282
$
(1,536)
The following table presents the

weighted-average assumptions used to

determine the net periodic (benefit)

cost for the pension and
other postretirement benefit plans for the years ended December 31, 2024,

2023, and 2022:

Year Ended December 31,
2024 2023 2022
Discount rate
5.14%
5.43%
2.77%
Expected return on plan assets
5.51%
4.80%
4.43%

The

following

table

presents

the

changes

in

pre-tax

accumulated

other

comprehensive

income

of

the

Pension

Plans

and
Postretirement Benefit Plan for the years ended December 31, 2024, 2023,

and 2022:
Year Ended December 31,
2024 2023 2022
(In thousands)
Accumulated other comprehensive income at beginning of year, pension plans
$
2,369
$
1,974
$
5,457
Net (loss) gain
(1,038)
395
(3,483)
Accumulated other comprehensive income at end of year, pension plans
1,331
2,369
1,974
Accumulated other comprehensive loss at end of year, postretirement plan
(77)
(155)
(61)
Accumulated other comprehensive income at end of year
$
1,254
$
2,214
$
1,913
The following

are the

pre-tax amounts

recognized in

accumulated other

comprehensive income

for the

years ended

December 31,
2024, 2023, and 2022:

Year

Ended December 31,
2024 2023 2022
(In thousands)
Net actuarial (loss) gain, pension plans $
(1,038)
$
395
$
(3,483)
Net actuarial gain (loss), other postretirement benefit plan
22
(111)
(35)
Amortization of net loss
56
17
3
Net amount recognized $
(960)
$
301
$
(3,515)

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
195

The Pension Plans asset allocations by asset category are as follows as of the indicated

dates:
December 31, 2024 December 31, 2023
Asset category
Investment in funds
96%
97%
Other
4%
3%
100%
100%
As

of

December

31,

2024

and

2023,

substantially

all

of

the

plan

assets

of

$
72.8

million

and

$
77.4

million,

respectively,

were
invested in common collective trusts, which primarily consist of equity securities,

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

2025.

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

Amount
(In thousands)
2025
$
6,223
2026
6,203
2027
6,077
2028
5,848
2029
5,796
2030 through 2034
27,141
$
57,288

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
196

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

December 31,

2024, 2023

and 2022

(USVI and

U.S. employees

-
$
23,000

for

2024,

$
22,500

for

2023

and

$
20,500

for

2022).

Additional

contributions

to

the

Plans

may

be

voluntarily

made

by

the
Bank as determined

by its Board

of Directors.
No

additional discretionary contributions

were made for

the years ended

December 31,
2024, 2023,

and 2022. The

Bank had

total plan

expenses of

$
4.1

million for

the year ended

December 31,

2024 (2023 -

$
3.4

million;
2022 - $
3.5

million).

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
197
NOTE 18 – OTHER NON-INTEREST INCOME

A detail of other non-interest income is as follows for the indicated periods:
Year

Ended December 31,
2024 2023 2022
(In thousands)
Non-deferrable loan fees $
3,692
$
4,412
$
3,167
Mail and cable transmission commissions
3,354
3,289
3,100
Gain from insurance proceeds
1,523
379
-
Net (loss) gain on equity securities
(19)
21
(522)
Insurance referrals commissions
2,151
2,722
2,660
Gain from sales of fixed assets
(1)
103
3,514
924
Gain recognized from legal settlement
-
3,600
-
Other

8,088
7,851
6,521

Total

$
18,892
$
25,788
$
15,850
(1) See Note 6 - “Premises and Equipment” for additional

information related to gains from sales of fixed assets.
NOTE 19 – OTHER NON-INTEREST EXPENSES

A detail of other non-interest expenses is as follows for the indicated periods:
Year

Ended December 31,
2024 2023 2022
(In thousands)
Supplies and printing $
1,732
$
1,543
$
1,505
Amortization of intangible assets
6,416
7,735
8,816
Servicing and processing fees
5,694
5,342
5,343
Insurance and supervisory fees
8,639
9,385
9,354
Provision for operational losses
6,780
3,305
2,518
Net periodic (benefit) cost, pension and other postretirement plans
(403)
282
(1,536)
Other

6,074
6,074
4,662

Total

$
34,932
$
33,666
$
30,662

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
198
NOTE 20 –

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

Puerto Rico (“IBE Act”).

An IBE that operates

as a unit of
a bank

pays income

taxes at

the corporate

standard rates

to the

extent that

the IBE’s

net income

exceeds 20%

of the

bank’s

total net
taxable income.

In addition

to the

IBE entities,

the bank

has a

wholly owned

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
carryforward

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

The components of income tax expense are summarized below for the indicated periods:
Year

Ended December 31,
2024 2023 2022
(In thousands)
Current income tax expense $
78,352
$
88,467
$
88,296
Deferred income tax expense
14,131
6,105
54,216
Total income

tax expense
$
92,483
$
94,572
$
142,512

The

Corporation

maintains

an

effective

tax

rate

lower

than

the

Puerto

Rico

maximum

statutory

tax

rate

of
37.5
%.

The
differences between the income tax expense

applicable to income before the provision for

income taxes and the amount computed
by applying the statutory tax rate in Puerto Rico were as follows for the indicated periods:
Year Ended December

31,

2024 2023 2022
Amount
% of Pretax
Income Amount
% of Pretax
Income Amount
% of Pretax
Income
(Dollars in thousands)
Computed income tax at statutory rate $
146,702
37.5
% $
149,038
37.5
% $
167,844
37.5
%
Federal and state taxes
10,690
2.7
%
10,008
2.4
%
10,268
2.2
%
Benefit of net exempt income
(40,599)
(10.4)
%
(35,153)
(8.8)
%
(31,266)
(7.0)
%
Disallowed NOL carryforward resulting from net exempt income
(1)
-
-
%
-
-
%
14,221
3.2
%
Deferred tax valuation allowance
(1)
-
-
%
-
-
%
(8,410)
(1.9)
%
Share-based compensation windfall
(823)
(0.2)
%
(2,134)
(0.5)
%
(1,492)
(0.3)
%
Preferential tax treatment on qualified investing and lending activities
(19,642)
(5.0)
%
(19,125)
(4.8)
%
(4,500)
(1.0)
%
Other permanent differences
(4,284)
(1.1)
%
(5,138)
(1.3)
%
(3,147)
(0.7)
%
Tax return to provision adjustments
23
-
%
(1,709)
(0.4)
%
(519)
(0.1)
%
Other-net
416
0.1
%
(1,215)
(0.3)
%
(487)
(0.1)
%

Total income tax expense

$
92,483
23.6
% $
94,572
23.8
% $
142,512
31.8
%
(1) During 2022 the Corporation fully utilized certain NOLs which under the PR Tax Code were disallowed for carryforward purposes; therefore, there was no adjustment in 2023 and 2024 in the amount of disallowed
NOL carryforward and any related deferred tax valuation allowance.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
199

Deferred income taxes reflect

the net tax effects

of temporary differences

between the carrying amounts

of assets and liabilities

for
financial

reporting purposes

and their

tax bases.

Significant components

of the

Corporation's deferred

tax assets

and

liabilities as

of
December 31, 2024 and 2023 were as follows:
As of December 31,
2024 2023
(In thousands)
Deferred tax asset:

NOL and capital loss carryforwards
$
36,721
$
48,633

Allowance for credit losses
88,149
102,005

Alternative Minimum Tax

credits available for carryforward
33,220
39,898

Unrealized loss on OREO valuation
4,126
6,360

Share-based compensation cost
4,763 3,569

Legal and other reserves
3,121
4,059

Reserve for insurance premium cancellations
746
824

Differences between the assigned values and tax bases of assets and liabilities recognized in purchase business combinations
8,007
6,690

Unrealized loss on available-for-sale debt securities, net
76,616
82,944

Other
8,808
4,264

Total gross deferred tax assets
$
264,277
$
299,246
Deferred tax liabilities:

Servicing assets
8,282
9,002

Pension Plan assets
472
832

Other
87
97

Total gross deferred tax liabilities
8,841
9,931
Valuation

allowance
(119,080)
(139,188)

Net deferred tax asset
$
136,356
$
150,127
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
As of

December 31,

2024, the

Corporation

had a

net deferred

tax asset

of $
136.4

million, net

of a

valuation

allowance of

$
119.1
million,

compared to

a net

deferred tax

asset of

$
150.1

million,

net of

a valuation

allowance of

$
139.2

million,

as of

December 31,
2023. The

net deferred

tax asset of

the Corporation’s

banking subsidiary,

FirstBank, amounted

to $
136.4

million as

of December

31,
2024,

net

of

a

valuation

allowance

of

$
98.5

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

losses of available-
for-sale debt securities.

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
200
adverse

macro-economic

conditions,

the

remaining

valuation

allowance

may

need

to

be

increased.

Such

an

increase

could

have

a
material adverse effect on the Corporation’s

financial condition and results of operations.
As of December

31, 2024, approximately

$
233.5

million of the

deferred tax

assets of the

Corporation are

attributable to temporary
differences

or

tax

credit

carryforwards

that

have

no

expiration

date,

compared

to

$
253.9

million

in

2023.

The

valuation

allowance
attributable to FirstBank’s

deferred tax assets of

$
98.5

million as of December

31, 2024 is related to

the change in the

market value of
available-for-sale

debt securities,

NOLs attributable

to the

Virgin

Islands jurisdiction,

and capital

loss carryforwards.

The remaining
balance of $
20.6

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
when

the Corporation

determines that

it is

more

likely than

not the

deferred

tax assets

will be

realized.

The ability

to recognize

the
remaining deferred tax assets that

continue to be subject

to a valuation allowance

will be evaluated on a quarterly

basis to determine if
there

were

any

significant

events that

would

affect

the

ability

to

utilize

these

deferred

tax

assets.

As of

December

31,

2024,

of

the
$
36.7

million of

NOL and

capital loss

carryforwards deferred

tax assets,

$
21.9

million, which

are fully

valued, have

expiration dates
ranging from year 2025 through year 2037. From this amount, approximately

$
3.4

million expires in year 2025 and are not expected to
be realized.
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

Section 382 limitation as
any

such

tax

paid

in

the

U.S.

or

USVI

can

be

creditable

against

Puerto

Rico

tax

liabilities

or

taken

as

a

deduction

against

taxable
income. However,

our ability

to reduce

our Puerto

Rico tax

liability through

such a

credit or

deduction depends

on our

tax profile

at
each annual

taxable period,

which is

dependent on

various factors.

For 2024,

2023, and

2022, FirstBank

incurred current

income tax
expense of approximately $
10.6

million, $
9.9

million, and $
10.3

million, respectively,

related to its U.S. operations. The limitation

did
not impact the USVI operations in 2024, 2023, and 2022.
The Corporation

accounts for

uncertain tax

positions under

the provisions

of ASC

Topic

740, “Income

Taxes.”

The Corporation’s
policy is

to report

interest and

penalties related

to unrecognized

tax positions

in income

tax expense.

As of

December 31,

2024, the
Corporation had

$
0.4

million in

uncertain tax

positions, which

includes $
0.1

million of

accrued interest

and penalties,

acquired from
BSPR,

which,

if

recognized,

would

decrease

the

effective

income

tax

rate

in

future

periods.
During

2024,

a

$
0.4

million

tax
contingency accrual

release was

recognized

as a

result of

the expiration

of the

statute of

limitation on

uncertain tax

positions, which
were

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
201
NOTE 21 –
OPERATING

LEASES
The

Corporation

accounts

for

its

leases

in

accordance

with

ASC

842

“Leases”

(“ASC

Topic

842).

The

Corporation’s

operating
leases are primarily

related to the

Corporation’s

branches. Our

leases mainly have

terms ranging

from
two years

to
20 years
, some of
which

include

options

to

extend

the

leases

for

up

to
ten years
.

Liabilities

to

make

future

lease

payments

are

recorded

in

accounts
payable and

other liabilities,

while ROU

assets are

recorded in

other assets

in the

Corporation’s

consolidated statements

of financial
condition. As of December 31, 2024 and 2023, the Corporation did not classify any of its leases as a finance lease.

Operating lease cost for the

year ended December 31, 2024

amounted to $
18.1

million (2023 - $
17.3

million; 2022 - $
18.4

million),
and is recorded in occupancy and equipment in the consolidated statements

of income.
Supplemental balance sheet information related to leases was as follows as of the indicated dates:

As of December 31,
2024 2023
(Dollars in thousands)
ROU asset
$
63,159
$
68,495
Operating lease liability
$
65,801
$
71,419
Operating lease weighted-average remaining lease term (in years)
7.4
7.0
Operating lease weighted-average discount rate
3.11%
2.63%
Generally,

the

Corporation

cannot

practically

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

Supplemental cash flow information related to leases was as follows:
Year Ended

December 31,
2024 2023 2022
(In thousands)
Operating cash flow from operating leases
(1)
$
17,541
$
17,307
$
18,202
ROU assets obtained in exchange for operating lease liabilities

(2) (3)
$
10,492
$
4,960
$
5,744
(1)
Represents cash paid for amounts included in the measurement of operating lease liabilities.
(2)
Represents non-cash activity and, accordingly,

is not reflected in the consolidated statements of cash flows.
(3)
For the years ended December 31, 2024, 2023, and 2022 excludes

$
0.5

million, $
0.1

million, and $
3.0

million, respectively, of lease

terminations.

Maturities under operating lease liabilities as of December 31, 2024,

were as follows:
Amount
(In thousands)
2025 $
17,465
2026
16,509
2027
8,508
2028
7,277
2029
5,575
2030 and later years
19,672
Total lease payments
75,006
Less: imputed interest
(9,205)
Total present value

of lease liability
$
65,801

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
202

NOTE 22 – DERIVATIVE

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

2024 and

2023, all

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
2024 2023 2024 2023 2024 2023
(In thousands)
Undesignated economic hedges:
Interest rate contracts:

Interest rate swap agreements

$
8,623
$
8,969
Other assets
$
164
$
283
Accounts payable and other liabilities
$
136
$
255

Interest rate lock commitments
4,413
2,252
Other assets
27
58
Accounts payable and other liabilities
-
-
Forward Contracts:

Sales of TBA GNMA MBS pools
21,000
7,000
Other assets
127
-
Accounts payable and other liabilities
14
62
$
34,036
$
18,221
$
318
$
341
$
150
$
317
(1) Notional amounts are presented on a gross basis with no netting of offsetting exposure positions.

The

following

table

summarizes

the

effect

of

derivative

instruments

on

the

consolidated

statements

of

income

for

the

indicated
periods:
(Loss) Gain
Location of (Loss) Gain Year Ended
on Derivatives Recognized in December 31,
Statements of Income 2024 2023 2022
(In thousands)
Undesignated economic hedges:

Interest rate contracts:

Interest rate swap agreements

Interest income - loans $
-
$
(7)
$
28

Written and purchased interest rate cap agreements
Interest income - loans
-
(1)
2

Interest rate lock commitments
Mortgage banking activities
(21)
(74)
(322)

Forward contracts:

Sales of TBA GNMA MBS pools
Mortgage banking activities
175
(119)
135

Forward loan sales commitments
Mortgage banking activities
-
-
(20)

Total gain (loss) on derivatives
$
154
$
(201)
$
(177)
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
204

Credit and Market Risk of Derivatives
The

Corporation

uses

derivative

instruments

to

manage

interest

rate

risk.

By

using

derivative

instruments,

the

Corporation

is
exposed to credit and market risk.

If the

counterparty fails

to perform,

credit risk

is equal

to the

extent of

the Corporation’s

fair value

gain on

the derivative.

When
the fair value of

a derivative instrument contract

is positive, this generally

indicates that the counterparty

owes the Corporation which,
therefore, creates a credit

risk for the Corporation.

When the fair value

of a derivative instrument

contract is negative, the

Corporation
owes the counterparty.

The Corporation minimizes

its credit risk in

derivative instruments by

entering into transactions with

reputable
broker

dealers

(
i.e.,
financial

institutions)

that

are

reviewed

periodically

by

the

Management

Investment

and

Asset

Liability
Committee

of the

Corporation

(the “MIALCO”)

and

by the

Corporation’s

Board

of Directors.

The Corporation

also has

a policy

of
requiring

that

all

derivative

instrument

contracts

be

governed

by

an

International

Swaps

and

Derivatives

Association

Master
Agreement, which

includes a

provision for

netting. The

Corporation has

a policy

of diversifying

derivatives counterparties

to reduce
the

consequences

of

counterparty

default.

The

cumulative

mark-to-market

effect

of

credit

risk

in

the

valuation

of

derivative
instruments in 2024, 2023, and 2022 was immaterial.

Market risk is

the adverse effect

that a change

in interest rates

or implied volatility

rates has on

the value of

a financial instrument.
The Corporation

manages the

market risk

associated with

interest rate

contracts by

establishing and

monitoring limits

as to

the types
and degree of risk that may be undertaken.

In

accordance

with

the

master

agreements,

in

the

event

of

default,

each

party

has

a

right

of

set-off

against

the

other

party

for
amounts

owed

under

the

related

agreement

and

any

other

amount

or

obligation

owed

with

respect

to

any

other

agreement

or
transaction between them. As of December 31, 2024 and 2023, derivatives were overcollateralized.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
205
NOTE 23 –

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

December 31, 2024 and 2023.
Financial Instruments Recorded at Fair Value

on a Recurring Basis
Available-for-sale

debt securities and marketable equity securities held at fair value

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

seller’s credit
risk is considered. The Corporation

valued the interest rate swaps and

caps using a discounted cash flow

approach based on the related
reference rate for each cash flow.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
206

Assets and liabilities measured at fair value on a recurring basis are summarized below as of

December 31, 2024 and 2023:
As of December 31, 2024 As of December 31, 2023
Fair Value Measurements Using

Fair Value Measurements Using

Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
(In thousands)
Assets:

Available-for-sale debt securities:
U.S. Treasury securities $
59,189
$
-
$
-
$
59,189
$
135,393
$
-
$
-
$
135,393
Noncallable U.S. agencies debt securities
-
533,296
-
533,296
-
433,437
-
433,437
Callable U.S. agencies debt securities
-
1,307,035
-
1,307,035
-
1,874,960
-
1,874,960
MBS
-
2,658,967
4,195
(1)
2,663,162
-
2,779,994
4,785
(1)
2,784,779
Puerto Rico government obligation
-
-
1,620
1,620
-
-
1,415
1,415
Other investments
-
-
1,000
1,000
-
-
-
-

Equity securities
4,886
-
-
4,886
4,893
-
-
4,893

Derivative assets
-
318
-
318
-
341
-
341
Liabilities:

Derivative liabilities
-
150
-
150
-
317
-
317
(1) Related to private label MBS.

The table

below presents

a reconciliation

of the

beginning and

ending balances

of all

assets measured

at fair

value on

a recurring
basis using significant unobservable inputs (Level 3) for the years ended

December 31, 2024, 2023, and 2022:

Available-for-Sale

Debt Securities
(1)
Level 3 Instruments Only

2024 2023 2022
(In thousands)
Beginning balance $
6,200
$
8,495
$
11,084

Total gains (losses):

Included in other comprehensive income (loss) (unrealized)
830
(750)
(401)

Included in earnings (unrealized) (2)
50
(20)
434

Purchases
1,000
-
-

Principal repayments and amortization
(3)
(1,265)
(1,525)
(2,622)
Ending balance $
6,815
$
6,200
$
8,495
(1)

Amounts mostly related to private label MBS.
(2)

Changes in unrealized gains (losses) included in earnings were recognized within provision for credit losses - expense

and relate to assets still held as of the reporting date.
(3)

For each of the years ended December 31, 2023 and 2022, includes

a $
0.5

million repayment of a matured debt security.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
207

The

tables

below

present

quantitative

information

for

significant

assets

measured

at

fair

value

on

a

recurring

basis

using
significant unobservable inputs (Level 3) as of December 31, 2024 and 2023:
December 31, 2024
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average
Minimum

Maximum
(Dollars in thousands)
Available-for-sale

debt securities:

Private label MBS
$
4,195
Discounted cash flows Discount rate
16.6%
16.6%
16.6%
Prepayment rate
0.0%
5.7%
3.2%
Projected cumulative loss rate
0.1%
10.1%
4.9%

Puerto Rico government obligation
$
1,620
Discounted cash flows Discount rate
11.5%
11.5%
11.5%
Projected cumulative loss rate
23.9%
23.9%
23.9%

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
the

underlying

residential

mortgage

loans

that

collateralize

a

pass-through

MBS

guaranteed

by

the

PRHFA.

A

significant

increase
(decrease) in

the assumed

rate would

lead to

a (lower)

higher fair

value estimate.

See Note

3 –

“Debt Securities”

for information

on
the methodology used to calculate the fair value of this debt security.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
208
Additionally, fair value

is used on a non-recurring basis to evaluate certain assets in accordance with GAAP.

For

the

years

ended

December

31,

2024,

2023,

and

2022,

the

Corporation

recorded

losses

or

valuation

adjustments

for

assets
recognized at fair value on a non-recurring basis and still held at the respective reporting dates, as shown in the following table:
Carrying value as of December 31,
Related to losses recorded for the Year Ended
December 31,
2024 2023 2022 2024 2023 2022
(In thousands)
Level 3:
Loans receivable
(1)
$
16,296
$
15,609
$
11,437
$
(373)
$
(1,839)
$
(736)
OREO
(2)
1,471
3,218
5,461
(100)
(416)
(917)
Premises and equipment
(3)
-
-
1,242
-
-
(218)
Level 2:
Loans held for sale
(4)
$
15,276
$
-
$
12,306
$
(78)
$
-
$
(106)
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

which
are not market observable.

The haircuts applied on appraisals

for the year ended

December 31, 2024 were
8
%, and for the year

ended December 31, 2023 the

haircuts ranged from
16
% to
20
%. There were no

haircuts
applied on appraisals for the year ended December 31, 2022.
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
OREO portfolio. The haircuts applied on appraisals ranged from
2
% to
44
% for the year ended December 31, 2024 and
1
% to
28
%, for the years ended December 31 , 2023 and 2022.
(3)
Relates to a banking facility reclassified to held-for-sale and measured at the fair value of the collateral.

(4) The Corporation derived the fair value of these loans based on published secondary market prices of MBS with similar characteristics.

Qualitative

information

regarding

the

financial

instruments

measured

at

fair

value

on

a

non-recurring

basis

using

significant
unobservable inputs (Level 3) as of December 31, 2024 are as follows:
December 31, 2024
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
Premises and equipment Market External appraised value

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
209

The

following

tables

present

the

carrying

value,

estimated

fair

value

and

estimated

fair

value

level

of

the

hierarchy

of

financial
instruments as of December 31, 2024 and 2023:
Total Carrying Amount
in Statement of
Financial Condition as
of December 31, 2024
Fair Value Estimate as

of
December 31, 2024 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money market investments (amortized cost)
$
1,159,415
$
1,159,415
$
1,159,415
$
-
$
-
Available-for-sale debt

securities (fair value)
4,565,302
4,565,302
59,189
4,499,298
6,815
Held-to-maturity debt securities:

Held-to-maturity debt securities (amortized cost)
317,786

Less: ACL on held-to-maturity debt securities
(802)

Held-to-maturity debt securities, net of ACL
$
316,984
308,040
-
212,432
95,608
Equity securities (amortized cost)
47,132
47,132
-
47,132
(1)
-
Other equity securities (fair value)
4,886
4,886
4,886
-
-
Loans held for sale (lower of cost or market)
15,276
15,276
-
15,276
-
Loans held for investment:

Loans held for investment (amortized cost)
12,746,556

Less: ACL for loans and finance leases
(243,942)

Loans held for investment, net of ACL
$
12,502,614
12,406,405
-
-
12,406,405
MSRs (amortized cost)
25,019
43,046
-
-
43,046
Derivative assets (fair value)

(2)
318
318
-
318
-
Liabilities:
Deposits (amortized cost) $
16,871,298
$
16,872,963
$
-
$
16,872,963
$
-
Long-term advances from the FHLB (amortized cost)
500,000
500,128
-
500,128
-
Junior subordinated debentures (amortized cost)
61,700
61,752
-
-
61,752
Derivative liabilities (fair value)

(2)
150
150
-
150
-
(1) Includes FHLB stock with a carrying value of $
34.0

million, which is considered restricted.
(2) Includes interest rate swap agreements and forward contracts.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
210

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
500,000
500,522
-
500,522
-
Junior subordinated debentures (amortized cost)
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
211
NOTE 24 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition

In accordance with

ASC Topic

606, “Revenue from

Contracts with Customers” (“ASC

Topic

606”), revenues are

recognized when
control

of

promised

goods

or

services

is

transferred

to

customers

and

in

an

amount

that

reflects

the

consideration

to

which

the
Corporation expects to be

entitled in exchange for those

goods or services. At contract

inception, once the contract is

determined to be
within the

scope of

ASC Topic

606, the

Corporation assesses

the goods

or services

that are

promised within

each contract,

identifies
the

respective

performance

obligations,

and

assesses

whether

each

promised

good

or

service

is

distinct.

The

Corporation

then
recognizes

as revenue

the amount

of the

transaction price

that is

allocated to

the respective

performance obligation

when (or

as) the
performance obligation is satisfied.
Disaggregation of Revenue

The

following

tables

summarize

the

Corporation’s

revenue,

which

includes

net

interest

income

on

financial

instruments

that

is
outside

of

ASC

Topic

606

and

non-interest

income,

disaggregated

by

type

of

service

and

business

segment

for

the

years

ended
December 31, 2024, 2023 and 2022:

Year Ended December

31, 2024
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
72,455
$
550,820
$
157,672
$
(112,151)
$
77,988
$
60,695
$
807,479
Service charges and fees on deposit accounts
-
30,608
4,538
-
613
3,060
38,819
Insurance commission income
-
12,781
-
-
178
611
13,570
Card and processing income
-
40,223
899
-
115
5,521
46,758
Other service charges and fees
189
7,238
751
-
2,649
611
11,438
Not in scope of ASC Topic

606

(1)
13,318
5,389
808
455
34
133
20,137

Total non-interest income
13,507
96,239
6,996
455
3,589
9,936
130,722
Total Revenue (Loss) $
85,962
$
647,059
$
164,668
$
(111,696)
$
81,577
$
70,631
$
938,201

Year Ended December

31, 2023
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
75,774
$
484,306
$
142,313
$
(31,944)
$
70,798
$
55,863
$
797,110
Service charges and fees on deposit accounts
-
29,946
4,553
-
648
2,895
38,042
Insurance commission income
-
11,906
-
-
202
655
12,763
Card and processing income
-
37,853
1,647
-
99
4,310
43,909
Other service charges and fees
289
8,049
849
-
2,485
893
12,565
Not in scope of ASC Topic

606

(1)
10,924
4,854
4,004
2,125
3,405
103
25,415

Total non-interest income
11,213
92,608
11,053
2,125
6,839
8,856
132,694
Total Revenue (Loss) $
86,987
$
576,914
$
153,366
$
(29,819)
$
77,637
$
64,719
$
929,804

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
212

Year Ended December

31, 2022
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss) (1) $
78,098
$
463,203
$
143,776
$
(13,964)
$
74,168
$
50,012
$
795,293
Service charges and fees on deposit accounts
-
29,702
4,616
-
607
2,898
37,823
Insurance commission income
-
12,733
-
-
15
995
13,743
Card and processing income
-
35,042
1,501
-
67
3,806
40,416
Other service charges and fees
341
7,021
874
-
2,113
684
11,033
Not in scope of ASC Topic

606 (1)
15,357
4,359
283
(161)
204
35
20,077

Total non-interest income

(loss)
15,698
88,857
7,274
(161)
3,006
8,418
123,092
Total Revenue (Loss) $
93,796
$
552,060
$
151,050
$
(14,125)
$
77,174
$
58,430
$
918,385
(1)
Most of the Corporation’s revenue is

not within the scope of ASC Topic

606. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other non-interest income from loans, leases,

investment securities and derivative
financial instruments.
For

2024,

2023,

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

2024,

2023,

and

2022,

the

Corporation

recognized

contingent

commission

income

at

the

time

that

payments

were
confirmed and constraints

were released of

$
3.5

million, $
2.5

million, and $
3.2

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
213
The

Corporation

offers

products,

primarily

credit

cards,

that

offer

various

rewards

to

reward

program

members,

such

as

airline
tickets, cash, or

merchandise, based

on account

activity.

The Corporation

generally recognizes the

cost of rewards

as part of

business
promotion

expenses when

the rewards

are earned

by the

customer and,

at that

time, records

the corresponding

reward liability.

The
Corporation

determines

the

reward

liability

based

on

points

earned

to

date

that

the

Corporation

expects

to

be

redeemed

and

the
average

cost

per

point

redemption.

The

reward

liability

is

reduced

as

points

are

redeemed.

In

estimating

the

reward

liability,

the
Corporation considers historical

reward redemption behavior,

the terms of the

current reward program,

and the card purchase

activity.

The reward liability

is sensitive to

changes in the

reward redemption

type and redemption

rate, which is

based on the

expectation that
the

vast

majority

of

all points

earned

will eventually

be

redeemed.

The reward

liability,

which

is included

in other

liabilities in

the
consolidated statements of financial condition, totaled $
9.4

million and $
8.9

million as of December 31, 2024 and 2023, respectively.
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

31, 2024 and

2023, there were
no

contract assets recorded

on the Corporation’s

consolidated financial

statements.
Moreover, the balances of contract liabilities as of such

dates were not significant.
Other

The Corporation

also did

not have

any material contract

acquisition costs

and did

not make

any significant

judgments or

estimates
in recognizing revenue for financial reporting purposes.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
214
NOTE 25 – SEGMENT INFORMATION
The Corporation’s

operating segments

are based

primarily on

the Corporation’s

lines of

business for

its operations

in Puerto

Rico,
the Corporation’s

principal market,

and by

geographic areas

for its

operations outside

of Puerto

Rico. As

of December

31, 2024,

the
Corporation

had
six

reportable

segments:

Mortgage

Banking;

Consumer

(Retail)

Banking;

Commercial

and

Corporate

Banking;
Treasury and

Investments; United States Operations;

and Virgin

Islands Operations. The Chief

Executive Officer (“CEO”),

who is the
designated

chief

operating

decision

maker

(“CODM”),

as

ultimate

decision

maker,

evaluates

performance

and

allocates

resources
based

on financial

information

provided

by management.

In determining

the reportable

segments,

the

Corporation

considers

factors
such as

the organizational

structure, nature

of the

products,

distribution

channels, customer

relationship

management,

and economic
characteristics

of

the

business

lines.

The

Corporation

evaluates

the

performance

of

the

segments

based

on

segment

income

or

loss,
which consists of

net interest income,

the provision for

credit losses, non-interest

income and

non-interest expenses.

Segment income
or

loss

is

measured

on

a

pre-tax

basis,

consistent

with

the

Corporation’s

consolidated

financial

statements

under

GAAP.

The

total
segment income or loss equals

consolidated pre-tax income or

loss, and no adjustments or

reconciliations are necessary.

The segments
are also

evaluated based

on the

average volume

of their

interest-earning assets

(net of

fair value

adjustments of

investment securities
and the ACL).
The

Mortgage

Banking

segment

consists

of

the

origination,

sale,

and

servicing

of

a

variety

of

residential

mortgage

loans.

The
Mortgage

Banking

segment

also

acquires

and

sells

mortgages

in

the

secondary

market.

The

Consumer

(Retail)

Banking

segment
includes the

Corporation’s

consumer lending,

commercial lending

to small

businesses, commercial

transaction banking,

and deposit-
taking activities

primarily conducted

through its

branch network

and loan

centers. The

Commercial and

Corporate Banking

segment
consists of the

Corporation’s

lending and other

services for large

customers represented

by specialized and

middle-market clients and
the government sector.

The Commercial and Corporate Banking segment

consists of the Corporation’s

commercial lending (other than
small

business

commercial

loans)

and

commercial

deposit-taking

activities

(other

than

the

government

sector).

The

Treasury

and
Investments segment

is responsible for

the Corporation’s

investment portfolio

and treasury functions

that are executed

to manage and
enhance

liquidity.

Under

the

Corporation’s

fund

transfer

pricing

(“FTP”)

methodology,

the

Treasury

and

Investments

segment
centrally

manages

funding

by

providing

funds

to

the

Mortgage

Banking,

Consumer

(Retail)

Banking,

Commercial

and

Corporate
Banking, United States

Operations, and Virgin

Islands Operations segments

to support their lending

activities and compensating

these
units

for

deposits

gathered.

The

mismatch

between

funds

provided

and

funds

used

is

managed

by

the

Treasury

and

Investments
segment.

The

funds

transfer

pricing

charged

or

credited

are

calculated

using

the

SOFR/swap

curve

with

term

rates,

adjusted

for

a
funding

spread

that

reflects

the

Corporation’s

cost

of

funds.

The

methodology,

which

is

performed

based

on

matched

maturity
funding,

ensures a

market-based

allocation of

funding costs

and credits,

impacting segment

profitability

by aligning

internal pricing
with external market conditions. The United States Operations segment consists of all banking activities conducted by FirstBank in the
United States

mainland, including

commercial and

consumer banking

services. The

Virgin

Islands Operations

segment consists of

all
banking activities conducted by the Corporation in the USVI and the

BVI, including commercial and consumer banking services.
During the

fourth quarter of

2024, the

Corporation adopted ASU

2023-07. In

addition, as part

of the Corporation’s

ongoing efforts
to

enhance

internal

reporting,

in

the

fourth

quarter

of

2024,

the

Corporation

refined

its

segment

performance

methodology.

These
refinements align with improvements in internal reporting. Key changes included the following:
Support units and Overhead

Expense Allocations

– Previously,

support units and corporate overhead

expenses were not allocated to
segments

due

to

limitations

in

identifying

appropriate

cost

drivers.

With

enhanced

granularity

in

expense

drivers,

the

Corporation
implemented a refined

allocation methodology based

on specific usage,

allowing for a reasonable

allocation of these

expenses to each
reportable

segment.

This

change

resulted

in

a

decrease

in

segment

income

across

business

lines,

as

expenses

that

were

previously
excluded from segment reporting are now appropriately allocated.
Recharacterization

of Certain

Business Products

and

Enhancements

to FTP
– Previously,

certain

commercial

and

retail business
products were

reported under

the segment

where the

product is reported

for purposes of

credit-risk oversight,

rather than the

segment
responsible for

the customer

relationship and

overall business

results. The

shift from

commercial products

to retail

business products
aligns

product

classification

with

the

business

unit

managing

the

customer

relationship.

Also,

the

Corporation

refined

its

FTP
methodology

to

better

reflect

the

cost

of

funds

and

transfer

pricing

mechanics

across

business

lines

and

recharacterization.

These
refinements resulted

in adjustments

to the

FTP charges

and credits,

improving the

comparability of

segment results.

Specifically,

the
Corporation

transitioned to

a SOFR/swap

curve with

term rates-based

approach, replacing

the previous

methodology that

was based
on historical

market rates

tied to

the portfolio

type of

each segment.

In the aggregate,

due to

the above,

this resulted

in lower

income
from

funds

loaned

to

other

business

segments

in

the

Consumer

(Retail)

Banking

Segment

and

a

related

impact

on

the

remaining
segments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
215
To ensure comparability,

prior period segment results have been recast to reflect these refinements.
See Note 1 – “Nature of Business and Summary of Significant

Accounting Policies” for the accounting policies of the

segments and
information related to the adoption of ASU 2023-07.

The following tables present information about the reportable segments for the indicated periods:
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Year Ended December

31, 2024
Interest income $
127,189
$
423,738
$
251,899
$
116,734
$
146,637
$
28,956
$
1,095,153
Net (charge) credit for transfer of funds
(54,734)
284,065
(78,291)
(184,627)
(7,215)
40,802
-
Interest expense
-
(156,983)
(15,936)
(44,258)
(61,434)
(9,063)
(287,674)
Net interest income (loss)
72,455
550,820
157,672
(112,151)
77,988
60,695
807,479
Provision for credit losses - (benefit) expense
(15,526)
95,315
(12,928)
(50)
(6,661)
(229)
59,921
Non-interest income
13,507
96,239
6,996
455
3,589
9,936
130,722
Non-interest expenses:

Employees' compensation and benefits
27,144
139,176
19,538
3,648
28,203
17,986
235,695

Occupancy and equipment
5,858
59,478
5,725
739
7,607
9,020
88,427

Business promotion
1,264
12,331
1,166
727
1,280
877
17,645

Professional fees
7,638
27,618
4,022
1,313
4,383
4,481
49,455

Taxes, other than income taxes
1,808
16,702
2,107
407
503
669
22,196

FDIC deposit insurance
1,832
3,415
2,926
-
962
683
9,818

Net (gain) loss on OREO operations
(5,553)
(51)
(2,483)
-
(4)
617
(7,474)

Credit and debit processing expenses
-
23,620
764
-
10
3,206
27,600

Other non-interest expenses
(1)
2,994
26,159
5,956
2,363
2,640
3,599
43,711

Total non-interest expenses
42,985
308,448
39,721
9,197
45,584
41,138
487,073

Segment income (loss)
$
58,503
$
243,296
$
137,875
$
(120,843)
$
42,654
$
29,722
$
391,207
Average interest-earning assets $
2,134,551
$
4,042,201
$
3,518,554
$
5,850,884
$
2,176,701
$
403,365
$
18,126,256

Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Year Ended December

31, 2023
Interest income $
127,154
$
390,619
$
229,217
$
116,382
$
132,490
$
27,624
$
1,023,486
Net (charge) credit for transfer of funds
(51,380)
214,392
(71,813)
(111,433)
(12,830)
33,064
-
Interest expense
-
(120,705)
(15,091)
(36,893)
(48,862)
(4,825)
(226,376)
Net interest income (loss)
75,774
484,306
142,313
(31,944)
70,798
55,863
797,110
Provision for credit losses - (benefit) expense
(7,908)
66,072
(5,997)
20
8,687
66
60,940
Non-interest income
11,213
92,608
11,053
2,125
6,839
8,856
132,694
Non-interest expenses:

Employees' compensation and benefits
25,463
133,422
17,426
3,354
25,960
17,230
222,855

Occupancy and equipment
6,015
58,000
4,987
717
6,959
9,233
85,911

Business promotion
1,446
13,787
1,218
881
1,221
1,073
19,626

Professional fees
7,054
25,251
3,501
654
4,300
5,081
45,841

Taxes, other than income taxes
1,382
16,891
1,272
425
552
714
21,236

FDIC deposit insurance
2,879
5,043
4,311
-
1,524
1,116
14,873

Net (gain) loss on OREO operations
(7,305)
(58)
96
-
(150)
279
(7,138)

Credit and debit processing expenses
-
22,258
1,457
-
10
2,272
25,997

Other non-interest expenses
(1)
2,968
25,878
5,332
2,562
2,393
3,094
42,227

Total non-interest expenses
39,902
300,472
39,600
8,593
42,769
40,092
471,428

Segment income (loss)
$
54,993
$
210,370
$
119,763
$
(38,432)
$
26,181
$
24,561
$
397,436
Average interest-earning assets $
2,149,445
$
3,770,393
$
3,299,209
$
6,186,018
$
2,072,292
$
389,489
$
17,866,846

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
216

Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Year ended December

31, 2022:
Interest income $
130,844
$
331,558
$
177,526
$
102,991
$
94,782
$
24,913
$
862,614
Net (charge) credit for transfer of funds
(52,746)
161,946
(30,130)
(96,178)
(9,065)
26,173
-
Interest expense
-
(30,301)
(3,620)
(20,777)
(11,549)
(1,074)
(67,321)
Net interest income (loss)
78,098
463,203
143,776
(13,964)
74,168
50,012
795,293
Provision for credit losses - (benefit) expense
(7,936)
54,934
(17,759)
(434)
(3,073)
1,964
27,696
Non-interest income
15,698
88,857
7,274
(161)
3,006
8,418
123,092
Non-interest expenses:

Employees' compensation and benefits
24,460
120,356
16,841
3,168
24,626
16,587
206,038

Occupancy and equipment
6,647
58,036
5,449
814
7,141
10,190
88,277

Business promotion
1,371
12,754
1,061
901
1,104
1,040
18,231

Professional fees
7,716
25,120
3,990
1,292
4,472
5,258
47,848

Taxes, other than income taxes
964
17,105
816
370
419
593
20,267

FDIC deposit insurance
1,346
1,983
1,793
-
565
462
6,149

Net (gain) loss on OREO operations
(6,391)
27
610
-
(172)
100
(5,826)

Credit and debit processing expenses
-
19,452
1,292
-
11
1,981
22,736

Other non-interest expenses
(1)
2,802
23,644
4,619
2,451
2,531
3,338
39,385

Total non-interest expenses
38,915
278,477
36,471
8,996
40,697
39,549
443,105

Segment income (loss)
$
62,817
$
218,649
$
132,338
$
(22,687)
$
39,550
$
16,917
$
447,584
Average interest-earning assets $
2,240,946
$
3,372,309
$
3,165,020
$
7,300,208
$
2,069,030
$
369,591
$
18,517,104
(1)
Consists of communication expenses and the expense categories included in Note 19 - “Other Non-Interest Expenses.”

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:
Year Ended

December 31,
2024 2023 2022
(In thousands)
Average assets:
Total average interest-earning assets for segments

$
18,126,256
$
17,866,846
$
18,517,104
Average non-interest-earning assets
(1)

835,100
839,577
861,545

Total consolidated average assets
$
18,961,356
$
18,706,423
$
19,378,649
(1)
Includes, among other things, non-interest-earning cash, premises and equipment, net deferred tax asset, ROU assets, and accrued interest receivable on loans and investments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
217

The following table presents revenues (interest income plus non-interest income) and selected balance sheet data by geography based on the location in which the transaction was originated as of the indicated dates:
2024 2023 2022
(In thousands)
Revenues:

Puerto Rico
$
1,036,757
$
980,371
$
854,587

United States
150,226
139,329
97,788

Virgin Islands
38,892
36,480
33,331

Total consolidated revenues
$
1,225,875
$
1,156,180
$
985,706
Selected Balance Sheet Information:
Total assets:

Puerto Rico
$
16,427,587
$
16,308,000
$
16,020,987

United States
2,403,379
2,141,427
2,213,333

Virgin Islands
461,955
460,122
400,164
Loans:

Puerto Rico
$
10,036,686
$
9,745,872
$
9,097,013

United States
2,295,234
2,022,261
2,088,351

Virgin Islands
429,912
424,718
379,767
Deposits:

Puerto Rico
(1)
$
13,562,227
$
13,429,303
$
12,933,570

United States
(2)
1,864,772
1,631,402
1,623,725

Virgin Islands
1,444,299
1,495,280
1,586,172
(1) For 2024, 2023, and 2022, includes $
33.0

million, $
420.2

million, and $
1.4

million, respectively, of brokered CDs

allocated to Puerto Rico operations.
(2) For 2024, 2023, and 2022, includes $
445.1

million, $
363.1

million, and $
104.4

million, respectively, of brokered

CDs allocated to United States operations.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
218
NOTE 26 – SUPPLEMENTAL

STATEMENT

OF CASH FLOWS INFORMATION

Supplemental statement of cash flows information is as follows for the indicated

periods:

Year Ended

December 31,
2024 2023 2022
(In thousands)
Cash paid for:

Interest

$
281,733
$
207,829
$
65,986

Income tax

93,231
109,512
51,798

Operating cash flow from operating leases
17,541
17,307
18,202
Non-cash investing and financing activities:

Additions to OREO
9,278
22,649
15,350

Additions to auto and other repossessed assets
61,766
66,796
45,607

Capitalization of servicing assets
2,342
2,240
3,122

Loan securitizations
125,672
122,732
141,909

Loans held for investment transferred to held for sale
118
3,451
4,632

Loans held for sale transferred to held for investment
1,049
3,424
7,391

Right-of-use assets obtained in exchange for operating lease liabilities,

net of lease terminations
9,959
4,861
2,733

Redemption of investment in FBP Statutory Trust II
3,000
662
-

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
219
NOTE 27 – REGULATORY

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

31, 2024 and

2023, the Corporation

and FirstBank exceeded

the minimum regulatory

capital ratios
for

capital

adequacy

purposes

and

FirstBank

exceeded

the

minimum

regulatory

capital

ratios

to

be

considered

a

well-capitalized
institution under

the regulatory framework

for prompt corrective

action. As of

December 31, 2024,

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
220
The regulatory capital position

of the Corporation and

FirstBank as of December

31, 2024 and 2023,

which reflects the delay in

the
full effect of CECL on regulatory capital, were as follows:

Regulatory Requirements
Actual For Capital Adequacy Purposes
To be Well

-Capitalized
Thresholds

Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
As of December 31, 2024
Total Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,404,581
18.02
% $
1,067,380
8.0
% N/A N/A

FirstBank
$
2,369,441
17.76
% $
1,067,033
8.0
% $
1,333,791
10.0
%
CET1 Capital (to Risk-Weighted Assets)

First BanCorp.
$
2,177,748
16.32
% $
600,401
4.5
% N/A N/A

FirstBank
$
2,102,512
15.76
% $
600,206
4.5
% $
866,964
6.5
%
Tier I Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,177,748
16.32
% $
800,535
6.0
% N/A N/A

FirstBank
$
2,202,512
16.51
% $
800,275
6.0
% $
1,067,033
8.0
%
Leverage ratio

First BanCorp.
$
2,177,748
11.07
% $
786,937
4.0
% N/A N/A

FirstBank
$
2,202,512
11.20
% $
786,712
4.0
% $
983,390
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
221
Cash Restrictions
Cash and

cash

equivalents

include

amounts

segregated

for

regulatory

purposes.

The

Corporation’s

bank

subsidiary,

FirstBank,

is
required

by

the

Puerto

Rico

Banking

Law

to

maintain

minimum

average

weekly

reserve

balances

to

cover

demand

deposits.

The
amount of

those minimum average

weekly reserve balances

was $
1.0

billion for the

periods that ended

December 31, 2024

and 2023.
As of December 31,

2024 and 2023,

the Bank complied

with the requirement.

Cash and due

from banks as

well as other

highly liquid
securities are used to cover the required average reserve balances.
As of December

31, 2024, and

as required by

the Puerto Rico

International Banking

Law,

the Corporation maintained

$
0.5

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

31, 2024

and 2023,

were
not significant.

The following table summarizes commitments to extend credit and standby letters of credit as of the indicated dates:
December 31,
2024 2023
(In thousands)
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit:

Construction undisbursed funds
$
283,302
$
234,974

Unused credit card lines

787,849
882,486

Unused personal lines of credit

37,140
38,956

Commercial lines of credit

1,053,938
862,963

Letters of credit:

Commercial letters of credit
41,738
69,543

Standby letters of credit
24,635
8,313

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
222
Contingencies
As of

December 31,

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

available,

advice

from

legal

counsel,

and

available

insurance

coverage.

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
Any estimate involves significant judgment,

given the complexity of the facts, the

novelty of the legal theories, the varying

stages of
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

it may

take months

or
years after the filing of

a case or commencement of

a proceeding or an investigation

before an estimate of the

reasonably possible loss
can

be

made

and

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
excess

of

any

accrual)

will

be

incurred

in

connection

with

any

legal

contingencies,

including

tax

contingencies,

the

Corporation
discloses an

estimate of

the possible

loss or

range of

loss, either

individually or

in the

aggregate, as

appropriate, if

such an

estimate
can be made,

or discloses that

an estimate cannot

be made. Based

on the Corporation’s

assessment as of

December 31, 2024,

no such
disclosures were necessary.
In 2023,

the FDIC

issued a

final rule

to impose

a special

assessment to

recover

certain estimated

losses to

the Deposit

Insurance
Fund (“DIF”)

arising from

the closures

of Silicon

Valley

Bank and

Signature Bank.

The estimated

losses will

be recovered

through
quarterly

special assessments

collected from

certain insured

depository

institutions, including

the Bank,

and collection

began

during
the quarter ended

June 30, 2024.

As such, during

the years ended

December 31, 2024

and 2023, the

Corporation recorded charges

of
$
1.1

million and $
6.3

million, respectively,

in the consolidated statements of income as part of “FDIC deposit insurance” expenses. As
of December 31, 2024, the Corporation’s

total estimated FDIC special assessment amounted to $
7.4

million, of which $
2.4

million has
been paid.

The Corporation

continues to

monitor the

FDIC’s

estimated loss

to the

DIF,

which could

affect the

amount of

its accrued
liability.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
223
NOTE 28 – FIRST BANCORP.

(HOLDING COMPANY

ONLY) FINANCIAL

INFORMATION

The following condensed

financial information presents

the financial position

of First BanCorp.

at the holding

company level only
as of December

31, 2024 and

2023, and the

results of its operations

and cash flows

for the years

ended December 31,

2024, 2023 and
2022:
Statements of Financial Condition
As of December 31,
2024 2023
(In thousands)
Assets
Cash and due from banks $
13,295
$
11,452
Other investment securities
1,275
825
Investment in First Bank Puerto Rico, at equity
1,694,000
1,627,172
Investment in First Bank Insurance Agency,

at equity
24,121
18,376
Investment in FBP Statutory Trust I
1,289
1,289
Investment in FBP Statutory Trust II
(1)
561
3,561
Dividends receivable
619
713
Other assets
459
476
Total assets $
1,735,619
$
1,663,864
Liabilities and Stockholders’ Equity
Liabilities:
Long-term borrowings
(1)
$
61,700
$
161,700
Accounts payable and other liabilities
4,683
4,555
Total liabilities
66,383
166,255
Stockholders’ equity
1,669,236
1,497,609
Total liabilities and stockholders’

equity
$
1,735,619
$
1,663,864
(1)
During 2024, the

Corporation redeemed $
100.0

million, or
84
%, of outstanding TruPS

issued by FBP Statutory

Trust II (or

$
97.0

million after excluding

the Corporation’s

interest in the
Trust of approximately $
3.0

million), as further explained in Note 10 - “Non-Consolidated

Variable Interest Entities

(“VIEs”) and Servicing Assets” and Note 15 - “Stockholders'

Equity.”

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
224

Statements of Income

Year

Ended December 31,
2024 2023 2022
(In thousands)
Income

Interest income on money market investments

$
292
$
228
$
79

Dividend income from banking subsidiaries
320,366
319,683
368,670

Dividend income from non-banking subsidiaries
-
12,000
-

Gain on early extinguishment of debt
-
1,605
-

Other income
360
406
248

Total income
321,018
333,922
368,997
Expense

Interest expense on long-term borrowings
11,986
13,535
8,253

Other non-interest expenses
1,704
1,817
1,730

Total expense
13,690
15,352
9,983
Income before income taxes and equity

in undistributed earnings of subsidiaries
307,328
318,570
359,014
Income tax expense
1
1
1
Equity in undistributed earnings of subsidiaries

(distribution in excess of earnings)
(8,603)
(15,705)
(53,941)
Net income $
298,724
$
302,864
$
305,072
Other comprehensive income (loss), net of tax
72,614
165,608
(720,779)
Comprehensive income (loss) $
371,338
$
468,472
$
(415,707)

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
225

Statements of Cash Flows
Year Ended December 31,
2024 2023 2022
(In thousands)
Cash flows from operating activities:
Net income $
298,724
$
302,864
$
305,072
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation

143
145
148
Equity in distributions in excess of earnings of subsidiaries
8,603
15,705
53,941
Gain on early extinguishment of debt
-
(1,605)
-
Net increase in other assets
(2)
(146)
(688)
Net decrease in other liabilities
(201)
(1,998)
(1,902)

Net cash provided by operating activities
307,267
314,965
356,571
Cash flows from investing activities:
Purchase of equity securities
(450)
(90)
(450)
Return of capital from wholly-owned subsidiaries
(1)
-
-
8,000

Net cash (used in) provided by investing activities
(450)
(90)
7,550
Cash flows from financing activities:
Repurchase of common stock
(102,393)
(203,241)
(277,769)
Repayment of junior subordinated debentures
(97,000)
(19,795)
-
Dividends paid on common stock
(105,581)
(99,666)
(87,824)

Net cash used in financing activities
(304,974)
(322,702)
(365,593)
Net increase (decrease) in cash and cash equivalents
1,843
(7,827)
(1,472)
Cash and cash equivalents at beginning of year
11,452
19,279
20,751
Cash and cash equivalents at end of year $
13,295
$
11,452
$
19,279
Cash and cash equivalents include:
Cash and due from banks $
13,295
$
11,452
$
19,279
Money market instruments
-
-
-
$
13,295
$
11,452
$
19,279

(1)
During 2022, FirstBank, a

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

31, 2024 has been audited by Crowe
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

2024,

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

PART

III
Item 10. Directors, Executive Officers and Corporate Governance
Except

as

stated

below,

information

in

response

to

this

item

is

incorporated

herein

by

reference

from

the

sections

entitled
“Information

With

Respect

to

Nominees

Standing

for

Election

as

Directors

and

With

Respect

to

Executive

Officers

of

the
Corporation,”

“Corporate

Governance

and

Related

Matters,”

“Delinquent

Section

16(a)

Reports”

and

“Audit

Committee

Report”
contained

in

First

BanCorp.’s

definitive

Proxy

Statement

for

use

in

connection

with

its 2025

Annual

Meeting

of

Stockholders

(the
“2025 Proxy Statement”) to be filed with the SEC within 120 days of December

31, 2024.
The Company

has adopted

insider trading

policies and

procedures regarding

securities transactions

(the “Insider

Trading

Policy”)
that

apply

to

all

officers,

directors,

employees,

consultants

and

contractors

of

the

Company

and

its

subsidiaries,

as

well

as

the
Company

itself.

The

Company

believes

that

the

Insider

Trading

Policy

is

reasonably

designed

to

promote

compliance

with

insider
trading laws,

rules and regulations

with respect to

the purchase,

sale and/or

other dispositions

of the Company’s

securities, as well

as
the applicable rules

and regulations of

the New York

Stock Exchange. A

copy of the

Insider Trading

Policy is filed

as Exhibit 19.1

to
this Annual Report on Form 10-K.
Item 11. Executive Compensation.
Information

in

response

to

this

item

is

incorporated

herein

by

reference

from

the

sections

entitled

“Compensation

Committee
Interlocks

and

Insider

Participation,”

“Compensation

of

Directors,”

“Non-Management

Chairman

and

Specialized

Expertise,”
“Executive Compensation Disclosure –

Compensation Discussion and Analysis,”

“Executive Compensation Tables

and Compensation
Information” “Compensation Committee Report” in the 2025 Proxy Statement.
Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

Securities authorized for issuance under equity compensation plans

The following table sets forth information about First BanCorp. common stock authorized for issuance under First BanCorp.’s
existing equity compensation plan as of December 31, 2024:
Plan category
(a)
Number of Securities to
be Issued Upon Exercise
of Outstanding Options,
Warrants and Rights
(b)
Weighted Average Exercise
Price of Outstanding
Options, Warrants and
Rights
(c)
Number of Securities
Remaining Available for
Future Issuance Under
Equity Compensation
Plans (Excluding
Securities Reflected in
Column (a))

Equity compensation plans, approved by stockholders

549,032
(1)
$ - 2,587,453
(2)
Equity compensation plans not approved by stockholders N/A N/A N/A
Total 549,032 $ - 2,587,453
(1)
Amount represents unvested performance-based

units granted to executives, with each

unit representing one share of the

Corporation's common stock.

Performance shares will vest

on the
achievement of a

pre-established performance

target goal at

the end of

a three-year performance

period. See Note

14 - “Stock-Based

Compensation” to the

audited consolidated financial
statements included in Part II, Item 8 of this Form 10-K for more information on performance units.
(2)
Securities available

for future

issuance under

the First

BanCorp. Omnibus

Incentive Plan,

as amended

(the “Omnibus

Plan”), which

is effective

until May

24, 2026.

The Omnibus

Plan
provides for equity-based compensation incentives

through the grant of stock options,

stock appreciation rights, restricted stock,

restricted stock units, performance shares,

and other stock-
based awards.

As amended,

the Omnibus

Plan provides

for the

issuance of

up to

14,169,807 shares

of common

stock, subject

to adjustments

for stock

splits, reorganization

and other
similar events.
Additional

information

in

response

to

this

item

is

incorporated

by

reference

from

the

section

entitled

“Security

Ownership

of
Certain Beneficial Owners and Management” in the 2025 Proxy

Statement.
Item 13. Certain Relationships and Related Transactions,

and Director Independence

Information in response to this item is incorporated herein by reference from the sections entitled “Certain Relationships and Related
Person Transactions” and “Corporate

Governance and Related Matters” in the 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Audit Fees
Information

in

response

to

this

item

is

incorporated

herein

by

reference

from

the

section

entitled

“Audit

Fees”

and

“Audit
Committee Report” in the 2025 Proxy Statement.
PART

IV
Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report.

(1) Financial Statements.

The

following

consolidated

financial

statements

of

First

BanCorp.,

together

with

the

reports

thereon

of

First

BanCorp.’s
independent

registered public

accounting

firm, Crowe

LLP (PCAOB

ID No.

173),

dated February

28, 2025,

are included

in Part

II,
Item 8 of this Form 10-K:

– Report of Crowe LLP,

Independent Registered Public Accounting Firm.

– Attestation Report of Crowe LLP,

Independent Registered Public Accounting Firm on Internal Control

over Financial
Reporting.
– Consolidated Statements of Financial Condition as of December

31, 2024 and 2023.
– Consolidated Statements of Income for Each of the Three Years

in the Period Ended December 31, 2024.
– Consolidated Statements of Comprehensive Income (Loss) for

Each of the Three Years

in the Period Ended December 31,
2024.
– Consolidated Statements of Cash Flows for Each of the Three Years

in the Period Ended December 31, 2024.
– Consolidated Statements of Changes in Stockholders’ Equity for

Each of the Three Years

in the Period Ended December 31,
2024.
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
10.2*
Form of Restricted Stock Award Agreement, incorporated by reference from Exhibit 10.2 of the Form 10-K for the year ended December 31, 2023, filed on February 28, 2024
10.3*
Form of First BanCorp Short-Term Incentive Program, as amended on March 16, 2023, incorporated by reference from
Exhibit 10.1 of the Form 10-Q for the quarter ended March 31, 2024, filed on May 9, 2024
10.4*
Form of First BanCorp Long-Term Incentive Award Agreement, incorporated by reference from Exhibit 10.1 of the Form
10-Q for the quarter ended March 31, 2023, filed on May 10, 2023.
10.5*
Employment Agreement between First BanCorp and Aurelio Alemán, incorporated by reference from Exhibit 10.6- of the
Form 10-K for the year ended December 31, 1998, filed on March 26, 1999.
10.6*
Amendment No. 1 to Employment Agreement between First BanCorp and Aurelio Alemán, incorporated by reference from
Exhibit 10.2 of the Form 10-Q for the quarter ended March 31, 2009, filed on May 11, 2009.
10.7*
Amendment No. 2 to Employment Agreement between First BanCorp and Aurelio Alemán, incorporated by reference from
Exhibit 10.6 of the Form 10-K for the year ended December 31, 2009, filed on March 2, 2010.
10.8*
Employment Agreement between First BanCorp and Orlando Berges, incorporated by reference from Exhibit 10.1 of the
Form 10-Q for the quarter ended June 30, 2009, filed on August 11, 2009.
10.9*
Letter Agreement between First BanCorp. and Roberto R. Herencia, incorporated by reference from Exhibit 10.1 of the
Form 8-K/A, filed on November 2, 2011.
10.10*
Offer Letter between First BanCorp and Juan Acosta Reboyras, incorporated by reference from Exhibit 10.1 of the Form 8-
K, filed on September 3, 2014.
10.11*
Offer Letter between First BanCorp and Luz A. Crespo, incorporated by reference from Exhibit 10.1 of the Form 8-K, filed on February 9, 2015.
10.12*
Offer Letter between First BanCorp and John A. Heffern, incorporated by reference from Exhibit 10.1 of the Form 8-K, filed on November 1, 2017.
10.13*
Offer Letter between First BanCorp and Daniel E. Frye, incorporated by reference from Exhibit 10.1 of the Form 8-K, filed on August 31, 2018.
10.14*
Offer Letter between First BanCorp and Félix M. Villamil, incorporated by reference from Exhibit 10.1 of the Form 8-K, filed on November 5, 2020.
10.15*
Offer Letter between First BanCorp and Patricia M. Eaves, incorporated by reference from Exhibit 10.1 of the Form 8-K, filed on April 1, 2021.
10.16*
Form of Executive Employment Agreement executed by each executive officer, incorporated by reference from Exhibit
10.1 of the Form 10-Q for the quarter ended June 30, 2018, filed on August 9, 2018.
10.17*
Revised Non-Management and Non-Employee Directors of the Board of Directors Compensation Structure
18.1
Preferability letter from Crowe, LLP regarding a change in accounting method dated November 8, 2022, incorporated by reference form Exhibit 18 of the Form 10-Q for the quarter ended September 30, 2022, filed on November 8, 2022.
19.1
First BanCorp Policy Statement on Inside Information and Insider Trading
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
CEO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002
32.2
CFO Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002
97.1
FirstBanCorp Compensation Clawback Policy, incorporated by reference from Exhibit 97.1 of the Form 10-K for the year ended December 31, 2023, filed on February 28, 2024
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
104
The cover page of First BanCorp. Annual Report on Form

10-K for the year ended December 31, 2024, formatted in Inline
XBRL (included within the Exhibit 101 attachments)
_________________________________________________________
*Management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of

the Securities Exchange Act of

1934, the Corporation has

duly caused this report to

be signed on its behalf

by the
undersigned hereunto duly authorized.
FIRST BANCORP.

By:
/s/ Aurelio Alemán Date: 2/28/2025
Aurelio Alemán
President, Chief Executive Officer and Director
Pursuant

to

the

requirements

of

the

Securities

Exchange

Act

of

1934,

this

report

has

been

signed

by

the

following

persons

on

behalf

of

the
registrant and in the capacities and on the dates indicated.
/s/ Aurelio Alemán Date: 2/28/2025
Aurelio Alemán
President, Chief Executive Officer and Director
/s/ Orlando Berges Date: 2/28/2025
Orlando Berges, CPA
Executive Vice President and Chief Financial Officer
/s/ Roberto R. Herencia Date: 2/28/2025
Roberto R. Herencia,
Director and Chairman of the Board
/s/ Patricia M. Eaves Date: 2/28/2025
Patricia M. Eaves,
Director
/s/ Luz A. Crespo Date: 2/28/2025
Luz A. Crespo,
Director
/s/ Juan Acosta-Reboyras Date: 2/28/2025
Juan Acosta-Reboyras,
Director
/s/ John A. Heffern Date: 2/28/2025
John A. Heffern,
Director
/s/ Daniel E. Frye Date: 2/28/2025
Daniel E. Frye,
Director
/s/ Tracey Dedrick Date: 2/28/2025
Tracey Dedrick,
Director
/s/ Felix Villamil Date: 2/28/2025
Felix Villamil,
Director
/s/ Said Ortiz Date: 2/28/2025
Said Ortiz, CPA
Senior Vice President and Chief Accounting Officer