Form 10-Q
period 2025-03-31
FIRST BANCORP /PR/
filed 2025-05-09
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
____________
FORM
10-Q
(Mark One)
[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2025
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
Common stock:
161,542,570

shares outstanding as of May 5, 2025.

FIRST BANCORP.
INDEX PAGE
PART

I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements:
Consolidated

Statements

of

Financial

Condition

(Unaudited)

as

of

March

31,

2025

and
December 31, 2024

5
Consolidated Statements of Income (Unaudited) – Quarter

s

ended March 31, 2025 and 2024
6
Consolidated

Statements

of

Comprehensive

Income

(Unaudited)

–

Quarters

ended

March

31,
2025 and 2024
7
Consolidated

Statements

of

Cash

Flows

(Unaudited)

–

Quarters

ended

March

31,

2025

and
2024

8
Consolidated

Statements

of

Changes

in

Stockholders’

Equity

(Unaudited)

–

Quarters

ended
March 31, 2025 and 2024
9
Notes to Consolidated Financial Statements (Unaudited)
10
Item 2.
Management’s Discussion and Analysis

of Financial Condition and Results of Operations

67
Item 3.
Quantitative and Qualitative Disclosures About Market Risk

109
Item 4. Controls and Procedures
109
PART

II. OTHER INFORMATION
Item 1.
Legal Proceedings

110
Item 1A. Risk Factors
110
Item 2.
Item 5.
Unregistered Sales of Equity Securities and Use of Proceeds
Other Information
111
111
Item 6.
Exhibits

112
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

statements.

Factors

that

could

cause

results

to

differ

materially

from

those

expressed

in,

or

implied

by,

the

Corporation’s

forward-looking
statements include, but are not

limited to, risks described or

referenced in Part I, Item 1A,

“Risk Factors,” in the Corporation’s

Annual
Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual

Report on Form 10-K”), and the following:
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
●
the effect of continued changes in the fiscal, monetary,

and trade policies and regulations of the United States (“U.S.”) federal government, the

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

rates, market liquidity

and volatility,

trade policies, housing

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

current

U.S. presidential

administration

and
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

to

and

specifically

disclaims

any

obligation

to

update

any

“forward-looking

statements”

to
reflect

occurrences

or

unanticipated

events

or

circumstances

after

the

date

of

such

statements,

except

as

required

by

the

federal
securities laws.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
March 31, 2025 December 31, 2024
(In thousands, except for share information)
ASSETS
Cash and due from banks $
1,327,075
$
1,158,215
Money market investments:
Time deposit with another financial institution
500
500
Other short-term investments
700
700
Total money market investments
1,200
1,200
Available-for-sale debt securities, at fair value (amortized cost of

$
4,788,924

as of March 31, 2025 and $
5,125,408

as of December 31, 2024; ACL of $
516

as of March 31, 2025 and $
521

as of December 31, 2024)
4,312,884
4,565,302
Held-to-maturity debt securities, at amortized

cost, net of ACL of $
843

as of March 31, 2025 and $
802
as of December 31, 2024 (fair value of

$
305,501

as of March 31, 2025 and $
308,040

as of December 31, 2024)
311,964
316,984
Equity securities
44,813
52,018
Total investment securities
4,669,661
4,934,304
Loans, net of ACL of $
247,269

as of March 31, 2025 and $
243,942

as of December 31, 2024
12,428,129
12,502,614
Mortgage loans held for sale, at lower of

cost or market
14,713
15,276
Total loans, net
12,442,842
12,517,890
Accrued interest receivable on loans and

investments
63,777
71,881
Premises and equipment, net
130,469
133,437
Other real estate owned (“OREO”)
15,880
17,306
Deferred tax asset, net
134,346
136,356
Goodwill
38,611
38,611
Other intangible assets
5,715
6,967
Other assets
277,407
276,754
Total assets $
19,106,983
$
19,292,921
LIABILITIES
Non-interest-bearing deposits $
5,629,383
$
5,547,538
Interest-bearing deposits
11,193,146
11,323,760
Total deposits
16,822,529
16,871,298
Long-term borrowings
331,143
561,700
Accounts payable and other liabilities
173,969
190,687
Total liabilities
17,327,641
17,623,685
Commitments and contingencies (See

Note 19)
(nil) (nil)
STOCKHOLDERS’ EQUITY
Common stock, $
0.10

par value,
2,000,000,000

shares authorized;
223,663,116

shares issued;
163,104,181
shares outstanding as of March 31, 2025

and
163,868,877

shares outstanding as of December

31, 2024
22,366
22,366
Additional paid-in capital
957,380
964,964
Retained earnings, includes legal surplus reserve

of $
230,178

as of each of March 31, 2025 and

December 31, 2024
2,086,276
2,038,812
Treasury stock (at cost),
60,558,935

shares as of March 31, 2025 and
59,794,239

shares as of December 31, 2024
(804,185)
(790,350)
Accumulated other comprehensive loss, net

of tax of $
8,221

as of each of March 31, 2025 and

December 31, 2024
(482,495)
(566,556)
Total stockholders’ equity
1,779,342
1,669,236
Total liabilities and stockholders’ equity $
19,106,983
$
19,292,921
The accompanying notes are an integral part

of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Quarter Ended March 31,
2025 2024
(In thousands, except per share information)
Interest and dividend income:

Loans
$
241,332
$
237,129

Investment securities
23,528
24,122

Money market investments and interest-bearing cash accounts
12,205
7,254

Total interest and dividend income
277,065
268,505
Interest expense:

Deposits
58,497
63,025

Short-term borrowings
76
-

Long-term borrowings
6,095
8,960

Total interest expense
64,668
71,985

Net interest income
212,397
196,520
Provision for credit losses - expense (benefit):

Loans and finance leases
24,837
12,917

Unfunded loan commitments
(63)
281

Debt securities
36
(1,031)

Provision for credit losses - expense
24,810
12,167

Net interest income after provision for credit losses
187,587
184,353
Non-interest income:

Service charges and fees on deposit accounts
9,640
9,662

Mortgage banking activities
3,177
2,882

Insurance commission income
5,805
5,507

Card and processing income
11,475
11,312

Other non-interest income
5,637
4,620

Total non-interest income

35,734
33,983
Non-interest expenses:

Employees’ compensation and benefits
62,137
59,506

Occupancy and equipment
22,630
21,381

Business promotion
3,278
3,842

Professional service fees
11,486
12,676

Taxes, other than income taxes
5,878
5,129

FDIC deposit insurance
2,236
3,102

Net gain on OREO operations
(1,129)
(1,452)

Credit and debit card processing expenses
5,110
5,751

Communications
2,245
2,097

Other non-interest expenses
9,151
8,891

Total non-interest expenses
123,022
120,923
Income before income taxes
100,299
97,413
Income tax expense
23,240
23,955
Net income

$
77,059
$
73,458
Net income attributable to common stockholders

$
77,059
$
73,458
Net income per common share:

Basic
$
0.47
$
0.44

Diluted
$
0.47
$
0.44
The accompanying notes are an integral part

of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Quarter Ended March 31,
2025 2024
(In thousands)
Net income

$
77,059
$
73,458

Other comprehensive income (loss), net of tax:

Available-for-sale debt securities:

Net unrealized holding gains (losses) on debt securities
(1)
84,061
(15,065)

Other comprehensive income (loss) for the period, net of tax
84,061
(15,065)

Total comprehensive income
$
161,120
$
58,393
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
2025 2024
(In thousands)
Cash flows from operating activities:
Net income

$
77,059
$
73,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
4,453
4,680
Amortization of intangible assets
1,252
1,841
Provision for credit losses
24,810
12,167
Deferred income tax expense
2,010
2,384
Stock-based compensation
3,739
2,925
Unrealized gain on derivative instruments
(130)
(108)
Net gain on disposals or sales, and impairments of premises and equipment and other assets
-
(33)
Net gain on sales of loans and loans held-for-sale valuation adjustments

(708)
(759)
Net (accretion) amortization of discounts, premiums, and

deferred loan fees and costs
(394)
33
Originations and purchases of loans held for sale
(44,824)
(35,577)
Sales and repayments of loans held for sale
46,192
31,588
Amortization of broker placement fees
160
130
Net amortization of premiums and discounts on investment securities
1,073
874
Increase in accrued interest receivable
8,081
4,503
(Decrease) increase in accrued interest payable
(3,864)
4,567
Increase in other assets
(240)
(909)
(Decrease) increase in other liabilities
(10,450)
16,482

Net cash provided by operating activities
108,219
118,246
Cash flows from investing activities:
Net repayments (disbursements) on loans held for investment
32,663
(156,118)
Proceeds from sales of loans held for investment
2,475
10,162
Proceeds from sales of repossessed assets
12,238
17,784
Purchases of available-for-sale debt securities
(12,264)
-
Proceeds from principal repayments and maturities of available-for-sale debt securities
347,267
166,440
Proceeds from principal repayments of held-to-maturity debt securities
5,384
5,339
Additions to premises and equipment
(1,485)
(4,140)
Proceeds from sales of premises and equipment and other assets
-
1,280
Net redemptions (purchases) of equity securities
7,276
(1,737)
Proceeds from the settlement of insurance claims - investing activities
-
667

Net cash provided by investing activities
393,554
39,677
Cash flows from financing activities:
Net decrease in deposits
(49,685)
(57,585)
Repayments of long-term borrowings
(229,040)
-
Repurchase of outstanding common stock
(24,872)
(52,354)
Dividends paid on common stock
(29,316)
(26,629)

Net cash used in financing activities
(332,913)
(136,568)
Net increase in cash and cash equivalents
168,860
21,355
Cash and cash equivalents at beginning of year
1,159,415
663,164
Cash and cash equivalents at end of year $
1,328,275
$
684,519
Cash and cash equivalents include:
Cash and due from banks $
1,327,075
$
680,734
Money market investments
1,200
3,785
$
1,328,275
$
684,519
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY
(Unaudited)
Quarter Ended March 31,
2025 2024
(In thousands, except per share information)
Common Stock $
22,366
$
22,366
Additional Paid-In Capital:

Balance at beginning of period
964,964
965,707

Stock-based compensation expense
3,739
2,925

Common stock reissued under stock-based compensation plan
(11,356)
(9,336)

Restricted stock forfeited
33
23

Balance at end of period
957,380
959,319
Retained Earnings:

Balance at beginning of period
2,038,812
1,846,112

Net income

77,059
73,458

Dividends on common stock ($
0.18

per share and $
0.16

per share for the quarters ended

March 31, 2025 and 2024, respectively)
(29,595)
(26,856)

Balance at end of period
2,086,276
1,892,714
Treasury Stock (at cost):

Balance at beginning of period
(790,350)
(697,406)

Common stock repurchases (See Note 11)
(25,158)
(52,354)

Common stock reissued under stock-based compensation plan
11,356
9,336

Restricted stock forfeited
(33)
(23)

Balance at end of period
(804,185)
(740,447)
Accumulated Other Comprehensive Loss, net of tax:

Balance at beginning of period
(566,556)
(639,170)

Other comprehensive income (loss), net of tax
84,061
(15,065)

Balance at end of period
(482,495)
(654,235)

Total stockholders’ equity
$
1,779,342
$
1,479,717
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
INDEX TO NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
PAGE
Note 1 –
Basis of Presentation and Significant Accounting Policies

11
Note 2 – Debt Securities
12
Note 3 – Loans Held for Investment
20
Note 4 – Allowance for Credit Losses for Loans and Finance Leases
38
Note 5 – Other Real Estate Owned (“OREO”)
41
Note 6 – Non-Consolidated Variable Interest Entities (“VIEs”) and Servicing Assets
42
Note 7 – Deposits
45
Note 8 – Borrowings
46
Note 9 – Earnings per Common Share
47
Note 10 – Stock-Based Compensation
48
Note 11 – Stockholders’ Equity
51
Note 12 – Accumulated Other Comprehensive Loss
53
Note 13 – Employee Benefit Plans
53
Note 14– Income Taxes
54
Note 15 – Fair Value
55
Note 16 – Revenue from Contracts with Customers
59
Note 17 – Segment Information
61
Note 18 –
Supplemental Statements

of Cash Flows Information
63
Note 19 – Regulatory Matters, Commitments, and Contingencies
64
Note 20 – First BanCorp. (Holding Company Only) Financial Information
66

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS
(Unaudited)
NOTE 1 – BASIS

OF PRESENTATION AND

SIGNIFICANT

ACCOUNTING

POLICIES

The

Consolidated

Financial

Statements

(unaudited)

for

the

quarter

ended

March

31,

2025

(the

“unaudited

consolidated

financial
statements”)

of

First

BanCorp.

(the

“Corporation”)

have

been

prepared

in

conformity

with

the

accounting

policies

stated

in

the
Corporation’s Audited Consolidated Financial Statements for the fiscal year ended December

31, 2024 (the “audited consolidated financial
statements”) included in the 2024 Annual Report on Form 10-K, as updated by the information contained in this report. Certain information and note disclosures normally included in

the financial statements prepared in

accordance with generally accepted accounting

principles in
the United States of America (“GAAP”) have been

condensed or omitted from these statements pursuant to the

rules and regulations of the
SEC and,

accordingly, these

financial statements

should be

read in

conjunction with

the audited

consolidated financial

statements, which
are included

in the 2024

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

2025 are not necessarily

indicative of the results to

be expected for the entire
year.
Adoption of New Accounting Requirements
The Corporation was not impacted

by the adoption of the

following Accounting Standards Updates (“ASUs”) during

the first quarter of
2025:
●
ASU 2024-02, “Codification Improvements –

Amendments to Remove References to the Concepts Statements”
●
ASU 2024-01, “Compensation – Stock Compensation (Topic

718): Stock Application of Profits Interest and Similar Awards”
Recently

Issued Accounting

Standards

Not Yet Effective

or Not Yet Adopted
For issued accounting

standards not yet effective

or not yet adopted,

see Note 1 –

“Nature of Business and

Summary of Significant
Accounting Policies,” to the audited consolidated financial statements included in the 2024 Annual Report on Form 10-K.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
12
NOTE 2 – DEBT SECURITIES
Available-for-Sale

Debt Securities
The amortized

cost, gross

unrealized gains

and losses,

ACL, estimated

fair value,

and weighted-average

yield of

available-for-sale
debt securities by contractual maturities as of March 31, 2025 and

December 31, 2024 were as follows:

March 31, 2025
Amortized cost
(1)
Gross Unrealized
ACL Fair Value
(2)
Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:

Due within one year
$
19,960
$
-
$
348
$
-
$
19,612
0.65
U.S. government-sponsored entities' (“GSEs”) obligations:

Due within one year
1,015,466
-
17,837
-
997,629
0.72

After 1 to 5 years
692,123
32
38,962
-
653,193
0.98

After 10 years
7,584
-
35
-
7,549
4.69
Puerto Rico government obligation:

After 10 years
(3)
2,899
-
960
340
1,599
-
United States and Puerto Rico government obligations
1,738,032
32
58,142
340
1,679,582
0.84
Mortgage-backed securities (“MBS”):

Residential MBS:

Freddie Mac (“FHLMC”) certificates:

After 1 to 5 years
12,881
-
346
-
12,535
2.14

After 5 to 10 years
116,041
-
8,184
-
107,857
1.52

After 10 years
912,039
341
147,069
-
765,311
1.52

1,040,961
341
155,599
-
885,703
1.53

Ginnie Mae (“GNMA”) certificates:

Due within one year
392
-
2
-
390
2.46

After 1 to 5 years
6,889
-
267
-
6,622
0.72

After 5 to 10 years
64,042
3
5,001
-
59,044
1.84

After 10 years
139,482
49
19,576
-
119,955
2.78
210,805
52
24,846
-
186,011
2.43

Fannie Mae (“FNMA”) certificates:

After 1 to 5 years
19,453
-
521
-
18,932
2.13

After 5 to 10 years
232,359
8
15,249
-
217,118
1.75

After 10 years
950,195
432
135,749
-
814,878
1.50

1,202,007
440
151,519
-
1,050,928
1.56

Collateralized mortgage obligations (“CMOs”) issued

or guaranteed by the FHLMC, FNMA, and GNMA:

After 10 years
361,783
624
47,198
-
315,209
2.82

Private label:

After 5 to 10 years
5,905
-
1,695
176
4,034
6.60
Total Residential MBS
2,821,461
1,457
380,857
176
2,441,885
1.79

Commercial MBS:

After 1 to 5 years
33,658
13
1,893
-
31,778
2.56

After 5 to 10 years
10,549
-
1,413
-
9,136
1.67

After 10 years
184,224
88
34,809
-
149,503
2.21
Total Commercial MBS
228,431
101
38,115
-
190,417
2.23
Total MBS
3,049,892
1,558
418,972
176
2,632,302
1.82
Other:

Due within one year
1,000
-
-
-
1,000
2.31
Total available-for-sale debt securities $
4,788,924
$
1,590
$
477,114
$
516
$
4,312,884
1.46
(1)
Excludes accrued

interest receivable

on available-for-sale

debt

securities that

totaled

$
9.0

million as

of March

31, 2025

reported as

part of

accrued interest

receivable on

loans

and investment

securities in

the
consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
467.4

million (amortized cost - $
528.2

million) that was pledged at the FHLB as collateral for borrowings and letters of credit as well as $
2.8

billion (amortized cost - $
3.1

billion) pledged as collateral for the
uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.
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
U.S. GSEs’ obligations:

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
Other
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
14
During

the

first

quarter

of

2025,

the

Corporation

purchased

approximately

$
12.3

million

in

available-for-sale

GNMA

MBS,

of
which $
7.3

million were commercial MBS.

Maturities

of

available-for-sale

debt

securities

are

based

on

the

period

of

final

contractual

maturity.

Expected

maturities

might
differ

from

contractual

maturities

because

they

may

be

subject

to

prepayments

and/or

call

options.

The

weighted-average

yield

on
available-for-sale

debt

securities

is

based

on

amortized

cost

and,

therefore,

does

not

give

effect

to

changes

in

fair

value.

The

net
unrealized loss

on available-for-sale

debt securities

is presented

as part

of accumulated

other comprehensive

loss in

the consolidated
statements of financial condition.
The

following

tables

present

the

fair

value

and

gross

unrealized

losses

of

the

Corporation’s

available-for-sale

debt

securities,
aggregated by

investment category

and length of

time that individual

securities have

been in a

continuous unrealized

loss position, as
of March 31, 2025 and December 31, 2024. The tables also include debt securities for which an ACL was recorded.

As of March 31, 2025
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

U.S. Treasury and U.S. GSEs’

obligations
$
8,099
$
35
$
1,664,851
$
57,147
$
1,672,950
$
57,182

Puerto Rico government obligation
-
-
1,599
960
(1)
1,599
960

MBS:

Residential MBS:

FHLMC
1,188
1
851,798
155,598
852,986
155,599

GNMA
15,671
196
162,660
24,650
178,331
24,846

FNMA
-
-
999,306
151,519
999,306
151,519

CMOs issued or guaranteed by the FHLMC,

FNMA, and GNMA
3,094
1
184,045
47,197
187,139
47,198

Private label
-
-
4,034
1,695
(1)
4,034
1,695

Commercial MBS
20,856
444
132,121
37,671
152,977
38,115
$
48,908
$
677
$
4,000,414
$
476,437
$
4,049,322
$
477,114
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of March 31, 2025, the

PRHFA bond and private label MBS

had an ACL of $
0.3

million and
$
0.2

million, respectively.
As of December 31, 2024
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

U.S. Treasury and U.S. GSEs’

obligations
$
8,005
$
35
$
1,886,046
$
76,824
$
1,894,051
$
76,859

Puerto Rico government obligation
-
-
1,620
986
(1)
1,620
986

MBS:

Residential MBS:

FHLMC
36,224
85
857,492
179,043
893,716
179,128

GNMA
22,281
508
166,470
28,014
188,751
28,522

FNMA
53,325
132
1,012,331
178,991
1,065,656
179,123

CMOs issued or guaranteed by the FHLMC,

FNMA, and GNMA
52,778
248
187,772
52,090
240,550
52,338

Private label
-
-
4,195
1,715
(1)
4,195
1,715

Commercial MBS
44,831
823
131,152
40,274
175,983
41,097
$
217,444
$
1,831
$
4,247,078
$
557,937
$
4,464,522
$
559,768
(1)
Unrealized losses do not include

the credit loss component recorded

as part of the ACL.

As of December 31, 2024,

the PRHFA bond

and private label MBS had

an ACL of $
0.3

million
and $
0.2

million, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
15

Assessment for Credit Losses
Debt securities

issued by

U.S. government

agencies,

U.S. GSEs,

and

the U.S.

Treasury,

including

notes and

MBS, accounted

for
substantially

all of

the total

available-for-sale

portfolio

as of

March 31,

2025, and

the Corporation

expects no

credit losses

on these
securities,

given

the

explicit

and

implicit

guarantees

provided

by

the

U.S.

federal

government.

Because

the

decline

in

fair

value

is
attributable to

changes in

interest rates,

and not

credit quality,

and because

,

as of

March 31,

2025, the

Corporation did

not have

the
intent to

sell these

U.S. government

and agencies

debt securities

and determined

that it

was likely

that it

will not

be required

to sell
these

securities

before

their

anticipated

recovery,

the

Corporation

does

not

consider

impairments

on

these

securities

to

be

credit
related. The

Corporation’s

credit loss

assessment was

concentrated mainly

on private

label MBS and

on the

Puerto Rico

government
debt security, for

which credit losses are evaluated on a quarterly basis.

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
3-month CME Term Secured Overnight Financing Rate (“SOFR”)

plus a

tenor spread

adjustment of
0.26161
% and
the

original

spread

limited

to

the

weighted-average

coupon

of

the

underlying

collateral.

The

Corporation

determined

the

ACL

for
private

label

MBS

based

on

a

risk-adjusted

discounted

cash

flow

methodology

that

considers

the

structure

and

terms

of

the
instruments.

The

Corporation

utilized

probability

of default

(“PDs”)

and

loss-given

default

(“LGDs”)

that

considered,

among

other
things, historical

payment performance,

loan-to-value attributes,

and relevant

current and

forward-looking

macroeconomic variables,
such as

regional unemployment

rates and

the housing

price index.

Under this

approach, expected

cash flows

(interest and

principal)
were discounted

at the U.S.

Treasury yield

curve as of

the reporting

date. See

Note 15

– “Fair Value

”

for the significant

assumptions
used in the valuation of the private label MBS as of March 31, 2025 and December

31, 2024.
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

The following table presents

a roll-forward of the ACL on available-for-sale debt securities by major security type for the quarters
ended March 31, 2025 and 2024:

Quarter Ended March 31,
2025 2024
Private label
MBS
Puerto Rico

Government
Obligation Total
Private label
MBS
Puerto Rico

Government
Obligation Total
(In thousands)
Beginning balance $
176
$
345
$
521
$
116
$
395
$
511
Provision for credit losses – (benefit)
-
(5)
(5)
-
(69)
(69)

ACL on available-for-sale debt securities
$
176
$
340
$
516
$
116
$
326
$
442

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
16
Held-to-Maturity Debt Securities
The

amortized

cost,

gross

unrecognized

gains

and

losses,

estimated

fair

value,

ACL,

weighted-average

yield

and

contractual
maturities of held-to-maturity debt securities as of March 31, 2025 and

December 31, 2024 were as follows:

March 31, 2025
Amortized cost
(1) (2)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Puerto Rico municipal bonds:
Due within one year
$
2,297
$
65
$
5
$
2,357
$
6
4.87
After 1 to 5 years
62,792
2,797
253
65,336
464
7.19
After 5 to 10 years
11,678
771
164
12,285
121
5.07
After 10 years
15,755
275
-
16,030
252
7.78
Total Puerto Rico municipal bonds
92,522
3,908
422
96,008
843
6.97
MBS:

Residential MBS:
FHLMC certificates:
After 1 to 5 years
11,120
-
239
10,881
-
3.03
After 10 years
16,654
-
880
15,774
-
4.33
27,774
-
1,119
26,655
-
3.81
GNMA certificates:
After 10 years
12,987
-
605
12,382
-
3.30
FNMA certificates:
After 10 years
59,962
-
2,759
57,203
-
4.19
CMOs issued or guaranteed by

FHLMC, FNMA, and GNMA:
After 10 years
24,833
-
1,060
23,773
-
3.49
Total Residential MBS
125,556
-
5,543
120,013
-
3.88

Commercial MBS:
After 1 to 5 years
9,209
-
109
9,100
-
3.48
After 10 years
85,520
-
5,140
80,380
-
1.90
Total Commercial MBS
94,729
-
5,249
89,480
-
2.05
Total MBS
220,285
-
10,792
209,493
-
3.09
Total held-to-maturity debt securities $
312,807
$
3,908
$
11,214
$
305,501
$
843
4.24
(1)
Excludes accrued interest receivable on held-to-maturity debt securities that totaled $
2.3

million as of March 31, 2025 reported as part

of accrued interest receivable on loans and investment

securities in the consolidated
statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
150.3

million (fair value - $
148.8

million) that serves as collateral for the uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
18
The

following

tables

present

the

Corporation’s

held-to-maturity

debt

securities’

fair

value

and

gross

unrecognized

losses,
aggregated by

category and length

of time that

individual securities had

been in a

continuous unrecognized

loss position, as

of March
31, 2025 and December 31, 2024, including debt securities for which an ACL was recorded:

As of March 31, 2025
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

Puerto Rico municipal bonds
$
-
$
-
$
20,287
$
422
$
20,287
$
422

MBS:

Residential MBS:

FHLMC certificates
-
-
26,655
1,119
26,655
1,119

GNMA certificates
-
-
12,382
605
12,382
605

FNMA certificates
-
-
57,203
2,759
57,203
2,759

CMOs issued or guaranteed by FHLMC,

FNMA, and GNMA
-
-
23,773
1,060
23,773
1,060

Commercial MBS
-
-
89,480
5,249
89,480
5,249
Total held-to-maturity debt securities $
-
$
-
$
229,780
$
11,214
$
229,780
$
11,214
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

Significant
Accounting Policies,” to the audited financial statements included in the

2024 Annual Report on Form 10-K.
The Corporation

performs periodic

credit quality

reviews on

these issuers.

All of

the Puerto

Rico municipal

bonds were

current as

to
scheduled contractual payments

as of March

31, 2025. The ACL

of Puerto Rico

municipal bonds was

$
0.9

million as of

March 31, 2025,
compared to $
0.8

million as of December 31, 2024.

The

following

table

presents

the

activity

in

the

ACL

for

held-to-maturity

debt

securities

by

major

security

type

for

the

quarters
ended March 31, 2025 and 2024:

Puerto Rico Municipal Bonds
Quarter Ended March 31,
2025 2024
(In thousands)
Beginning balance $
802
$
2,197
Provision for credit losses – expense (benefit)
41
(962)
ACL on held-to-maturity debt securities
$
843
$
1,235

Credit Quality Indicators:
The

held-to-maturity

debt

securities

portfolio

consisted

of

GSEs’

MBS,

for

which

the

Corporation

expects

no

credit

losses,

and
financing arrangements

with Puerto

Rico municipalities

issued in

bond form.

The Puerto

Rico municipal

bonds are

accounted for

as
securities

but

are

underwritten

as

loans

with

features

that

are

typically

found

in

commercial

loans.

Accordingly,

the

Corporation
monitors the

credit quality

of these

municipal bonds

through the

use of

internal credit-risk

ratings, which

are generally

updated on

a
quarterly

basis.

The

Corporation

considers

a

municipal

bond

as

a

criticized

asset

if

its

risk

rating

is

Special

Mention,

Substandard,
Doubtful, or Loss.

Puerto Rico municipal

bonds that do

not meet the

criteria for classification

as criticized assets

are considered

to be
Pass-rated

securities.

For

the

definitions

of

the

internal-credit

ratings,

see

Note

3

–

“Debt

Securities,”

to

the

audited

consolidated
financial statements included in the 2024 Annual Report on Form 10-K.
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

2025 and

December 31,

2024,

all Puerto

Rico

municipal

bonds

classified

as held-to-maturity

were

classified as
Pass.

No

held-to-maturity debt securities were

on nonaccrual status, 90

days past due and

still accruing, or past due

as of March 31, 2025
and

December

31,

2024.

A

security

is

considered

to

be

past

due

once

it

is

30

days

contractually

past

due

under

the

terms

of

the
agreement.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
20
NOTE 3 – LOANS HELD FOR INVESTMENT

The

following table

provides information

about

the

loan

portfolio held

for

investment by

portfolio segment

and

disaggregated by
geographic locations

as of the indicated

dates:

As of March 31, As of December 31,
2025 2024
(In thousands)
Puerto Rico and Virgin Islands region:
Residential mortgage loans, mainly secured by first mortgages $
2,334,653
$
2,323,205
Construction loans
193,791
184,427
Commercial mortgage loans

1,781,402
1,867,894
Commercial and Industrial (“C&I”) loans
2,289,278
2,325,875
Consumer loans
3,736,076
3,750,205
Loans held for investment $
10,335,200
$
10,451,606
Florida region:
Residential mortgage loans, mainly secured by first mortgages $
503,193
$
505,226
Construction loans
40,650
43,969
Commercial mortgage loans

720,287
698,090
C&I loans
1,070,590
1,040,163
Consumer loans
5,478
7,502
Loans held for investment $
2,340,198
$
2,294,950
Total:
Residential mortgage loans, mainly secured by first mortgages $
2,837,846
$
2,828,431
Construction loans
234,441
228,396
Commercial mortgage loans

2,501,689
2,565,984
C&I loans
(1)
3,359,868
3,366,038
Consumer loans
3,741,554
3,757,707
Loans held for investment
(2)
12,675,398
12,746,556
ACL on loans and finance leases
(247,269)
(243,942)

Loans held for investment, net $
12,428,129
$
12,502,614
(1)
As of March 31, 2025 and

December 31, 2024, includes $
830.8

million and $
780.9

million, respectively, of commercial loans

that were secured by real estate and
for which the primary source of repayment at origination was not dependent upon such real estate.
(2) Includes accretable fair value net purchase discounts of $
22.8

million and $
23.6

million as of March 31, 2025 and December 31, 2024, respectively.
Various

loans

were

assigned

as

collateral

for

borrowings,

government

deposits,

time

deposits

accounts,

and

related

unused
commitments.

The carrying

value of

loans pledged

as collateral

amounted

to $
5.5

billion and

$
5.4

billion as

of March

31, 2025

and
December 31,

2024, respectively.

As of

March 31, 2025

and December

31, 2024,

loans pledged

as collateral

include $
1.8

billion and
$
1.7

billion

respectively,

that

were

pledged

at

the

FHLB

as

collateral

for

borrowings

and

letters

of

credit;

$
3.4

billion

pledged

as
collateral to

secure borrowing

capacity at

the FED

Discount Window

as of

each of

March 31,

2025 and

December 31,

2024; $
162.7
million pledged

to secure

as collateral

for the uninsured

portion of

government deposits,

compared to

$
163.5

million as of

December
31, 2024; and $
120.2

million pledged to secure time deposits accounts, compared to $
123.0

million as of December 31, 2024
.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
21
The Corporation’s

aging of

the loan

portfolio held

for investment,

as well

as information

about nonaccrual

loans with

no ACL,

by
portfolio classes as of March 31, 2025 and December 31, 2024 are as follows:

As of March 31, 2025 Days Past Due and Accruing
Current
(1)
30-59 60-89
90+
(2) (3) (4)
Nonaccrual
(5)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(6)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed

loans
(1) (2) (4) $
71,785
$
-
$
2,529
$
17,569
$
-
$
91,883
$
-

Conventional residential mortgage loans
(1) (3) (5)
2,681,724
-
26,393
7,053
30,793
2,745,963
-
Commercial loans:

Construction loans
233,027
-
58
-
1,356
234,441
956

Commercial mortgage loans
(1) (3) (5) (6)
2,476,055
292
1,142
1,045
23,155
2,501,689
14,602

C&I loans
3,333,347
2,169
115
3,893
20,344
3,359,868
845
Consumer loans:

Auto loans
1,961,832
49,747
9,490
-
15,088
2,036,157
1,875

Finance leases
881,101
15,854
3,571
-
4,509
905,035
898

Personal loans
339,289
5,464
2,744
-
1,952
349,449
-

Credit cards
290,313
4,587
3,438
7,488
-
305,826
-

Other consumer loans
140,200
2,221
1,402
-
1,264
145,087
-

Total loans held for investment
$
12,408,673
$
80,334
$
50,882
$
37,048
$
98,461
$
12,675,398
$
19,176

(1)
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

March 31, 2025

amounted to $
7.1

million, $
57.3

million, and $
1.3

million,
respectively.
(2)
It is the Corporation’s policy to report

delinquent Federal Housing Authority (“FHA”)/U.S. Department of Veterans

Affairs (“VA”)

government-guaranteed residential mortgage loans as past-due loans 90 days and still accruing as

opposed to

nonaccrual loans.

The Corporation

continues accruing

interest on

these loans

until they

have passed

the 15-month

delinquency mark,

taking into

consideration the

FHA interest

curtailment
process. These balances include $
6.8

million of residential mortgage loans guaranteed by the FHA that were over 15 months delinquent as of March 31, 2025.
(3)
Includes purchased credit deteriorated (“PCD”) loans previously accounted for under ASC Subtopic 310-30 for

which the Corporation elected to treat pools of

these loans as single assets both at the

time of adoption of
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
5.7

million as of
March 31, 2025 ($
4.8

million conventional residential mortgage loans and $
0.9

million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.
(4)
Included rebooked loans,

which were previously

pooled into GNMA

securities, amounting to

$
6.4

million as

of March 31,

2025. Under the

GNMA program, the

Corporation has the

option but not

the obligation to
repurchase loans

that meet

GNMA’s

specified delinquency

criteria. For

accounting purposes,

these loans

subject to

the repurchase

option are

required to

be reflected

on the

financial statements

with an

offsetting
liability.
(5) Nonaccrual loans in the Florida region amounted to $
21.4

million as of March 31, 2025, of which $
12.5

million was a commercial mortgage loan and $
8.9

million were residential mortgage loans.
(6) Includes $
12.5

million related to a nonaccrual commercial mortgage loan with no ACL in the Florida region as of March 31, 2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
22

As of December 31, 2024 Days Past Due and Accruing
Current
(1)
30-59 60-89
90+
(2) (3) (4)
Nonaccrual
(5)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(6)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed

loans
(1) (2) (4)
$
70,529
$
-
$
2,907
$
18,816
$
-
$
92,252
$
-

Conventional residential mortgage loans
(1) (3) (5)
2,666,959
-
29,867
7,404
31,949
2,736,179
-
Commercial loans:

Construction loans
227,031
-
-
-
1,365
228,396
968

Commercial mortgage loans
(1) (3)
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
10,199

(1)
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
(2)
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
(3) Includes PCD loans previously accounted for under ASC Subtopic 310-30 for which the Corporation elected to treat pools of these loans as single assets both at the time of adoption of CECL on January 1, 2020 and on an ongoing basis for credit loss measurement. These loans will

continue to be excluded from nonaccrual loan statistics as long as the Corporation can reasonably estimate the timing and

amount of cash flows expected to be
collected on the loan pools. The

portion of such loans contractually past

due 90 days or more,

amounting to $
6.2

million as of December 31,

2024 ($
5.3

million conventional residential mortgage loans,

and $
0.9

million
commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.
(4)
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
(5) Nonaccrual loans in the Florida region amounted to $
8.6

million as of December 31, 2024, of which $
8.5

million were residential mortgage loans.
(6) There were
no

nonaccrual loans with no ACL in the Florida region as of December 31, 2024.
When

a

loan

is placed

in

nonaccrual

status,

any

accrued

but uncollected

interest

income

is reversed

and

charged

against interest
income

and the

amortization of

any net

deferred fees

is suspended.

The amount

of accrued

interest reversed

against interest

income
totaled $
0.9

million and $
0.8

million for the

quarters ended March

31, 2025 and

2024, respectively.

For the quarters

ended March 31,
2025 and 2024, interest income recognized on nonaccrual loans amounted to $
0.4

million and $
0.6

million, respectively.
As of

March 31,

2025, the

recorded investment

on residential

mortgage loans

collateralized by

residential real

estate property

that
were in

the process

of foreclosure

amounted

to $
27.6

million,

including

$
8.8

million of

FHA/VA

government-guaranteed

mortgage
loans, and

$
3.9

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
Credit Quality Indicators:
The Corporation

categorizes loans

into risk

categories based

on relevant

information

about the

ability of

the borrowers

to service
their debt

such as

current financial

information, historical

payment experience,

credit documentation,

public information,

and current
economic

trends,

among

other

factors.

The

Corporation

analyzes

non-homogeneous

loans,

such

as commercial

mortgage,

C&I,

and
construction loans individually

to classify the loans’ credit

risk. The Corporation

periodically reviews its commercial

and construction
loans

to

evaluate

if

they

are

properly

classified.

The

frequency

of

these

reviews

will

depend

on

the

amount

of

the

aggregate
outstanding

debt,

and

the

risk

rating

classification

of

the

obligor.

In

addition,

during

the

renewal

and

annual

review

process

of
applicable credit facilities,

the Corporation evaluates

the corresponding loan

grades. The Corporation

uses the same definition

for risk
ratings as those

described for Puerto

Rico municipal bonds

accounted for

as held-to-maturity debt

securities, as discussed

in Note 3

–
“Debt Securities,” to the audited consolidated financial statements included in the 2024 Annual Report on Form 10-K.

For residential mortgage and consumer loans, the Corporation evaluates credit quality based on its interest accrual status.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
23
Based on

the most

recent analysis

performed, the

amortized cost

of commercial

and construction

loans by portfolio

classes and

by
origination year based

on the internal credit-risk

category as of March

31, 2025, the gross charge

-offs for the quarter

ended March 31,
2025 by

portfolio

classes and

by origination

year,

and the

amortized

cost of

commercial and

construction loans

by portfolio

classes
based on the internal credit-risk category as of December 31, 2024, were as follows:

As of March 31, 2025
As of
December 31,
2024 Puerto Rico and Virgin Islands Region
Term Loans
Amortized Cost Basis by Origination Year
(1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
7,459
$
65,179
$
99,812
$
9,823
$
2,564
$
3,465
$
-
$
188,302
$
179,755

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
4,133
-
-
1,356
-
5,489
4,672

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
7,459
$
65,179
$
103,945
$
9,823
$
2,564
$
4,821
$
-
$
193,791
$
184,427

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
12,201
$
320,262
$
168,300
$
348,207
$
137,398
$
731,644
$
5,645
$
1,723,657
$
1,804,876

Criticized:

Special Mention
-
-
3,694
3,127
-
30,167
-
36,988
37,035

Substandard
-
-
-
-
-
20,757
-
20,757
25,983

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
12,201
$
320,262
$
171,994
$
351,334
$
137,398
$
782,568
$
5,645
$
1,781,402
$
1,867,894

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
69,210
$
240,936
$
371,992
$
273,170
$
122,396
$
415,175
$
712,273
$
2,205,152
$
2,249,680

Criticized:

Special Mention
-
-
3,072
-
10,004
-
39,512
52,588
44,900

Substandard
-
84
191
3,225
13,824
6,305
7,909
31,538
31,295

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
69,210
$
241,020
$
375,255
$
276,395
$
146,224
$
421,480
$
759,694
$
2,289,278
$
2,325,875

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
47
$
30
$
77
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
24

As of March 31, 2025
As of
December 31,
2024
Term Loans
Florida Region Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
-
$
17,919
$
17,098
$
-
$
-
$
-
$
5,633
$
40,650
$
43,969

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
-
-
-
-

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
-
$
17,919
$
17,098
$
-
$
-
$
-
$
5,633
$
40,650
$
43,969

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
41,522
$
80,763
$
28,567
$
219,070
$
100,836
$
177,266
$
29,137
$
677,161
$
672,736

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
-
17,798
-
25,328
-
43,126
25,354

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
41,522
$
80,763
$
28,567
$
236,868
$
100,836
$
202,594
$
29,137
$
720,287
$
698,090

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
15,080
$
294,989
$
177,258
$
174,614
$
125,880
$
109,327
$
162,432
$
1,059,580
$
1,029,100

Criticized:

Special Mention
-
-
-
-
-
11,010
-
11,010
11,063

Substandard
-
-
-
-
-
-
-
-
-

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
15,080
$
294,989
$
177,258
$
174,614
$
125,880
$
120,337
$
162,432
$
1,070,590
$
1,040,163

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
25

As of March 31, 2025
As of
December 31,
2024
Term Loans
Total Amortized Cost Basis by Origination Year

(1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
7,459
$
83,098
$
116,910
$
9,823
$
2,564
$
3,465
$
5,633
$
228,952
$
223,724

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
4,133
-
-
1,356
-
5,489
4,672

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
7,459
$
83,098
$
121,043
$
9,823
$
2,564
$
4,821
$
5,633
$
234,441
$
228,396

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
53,723
$
401,025
$
196,867
$
567,277
$
238,234
$
908,910
$
34,782
$
2,400,818
$
2,477,612

Criticized:

Special Mention
-
-
3,694
3,127
-
30,167
-
36,988
37,035

Substandard
-
-
-
17,798
-
46,085
-
63,883
51,337

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
53,723
$
401,025
$
200,561
$
588,202
$
238,234
$
985,162
$
34,782
$
2,501,689
$
2,565,984

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
84,290
$
535,925
$
549,250
$
447,784
$
248,276
$
524,502
$
874,705
$
3,264,732
$
3,278,780

Criticized:

Special Mention
-
-
3,072
-
10,004
11,010
39,512
63,598
55,963

Substandard
-
84
191
3,225
13,824
6,305
7,909
31,538
31,295

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
84,290
$
536,009
$
552,513
$
451,009
$
272,104
$
541,817
$
922,126
$
3,359,868
$
3,366,038

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
47
$
30
$
77
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
26
The following

tables present the

amortized cost of

residential mortgage

loans by portfolio

classes and by

origination year

based on
accrual status as of March 31, 2025

,

the gross charge-offs for

the quarter ended March 31, 2025

by origination year, and

the amortized
cost of residential mortgage loans by portfolio classes based on accrual status as of December 31, 2024:

As of March 31, 2025
As of
December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
1,140
$
1,041
$
1,575
$
87,007
$
-
$
90,763
$
91,124
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
-
$
1,140
$
1,041
$
1,575
$
87,007
$
-
$
90,763
$
91,124
Conventional residential mortgage loans
Accrual Status:
Performing $
52,444
$
187,942
$
163,584
$
149,257
$
61,696
$
1,607,066
$
-
$
2,221,989
$
2,208,672
Non-Performing
-
-
-
67
-
21,834
-
21,901
23,409
Total conventional residential mortgage loans $
52,444
$
187,942
$
163,584
$
149,324
$
61,696
$
1,628,900
$
-
$
2,243,890
$
2,232,081
Total
Accrual Status:
Performing $
52,444
$
187,942
$
164,724
$
150,298
$
63,271
$
1,694,073
$
-
$
2,312,752
$
2,299,796
Non-Performing
-
-
-
67
-
21,834
-
21,901
23,409
Total residential mortgage loans

$
52,444
$
187,942
$
164,724
$
150,365
$
63,271
$
1,715,907
$
-
$
2,334,653
$
2,323,205
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
1
$
234
$
-
$
235
(1) Excludes accrued interest receivable.

As of March 31, 2025
As of
December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
1,120
$
-
$
1,120
$
1,128
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
1,120
$
-
$
1,120
$
1,128
Conventional residential mortgage loans
Accrual Status:
Performing $
11,054
$
88,123
$
83,245
$
67,541
$
40,570
$
202,648
$
-
$
493,181
$
495,558
Non-Performing
-
-
1,158
1,224
-
6,510
-
8,892
8,540
Total conventional residential mortgage loans $
11,054
$
88,123
$
84,403
$
68,765
$
40,570
$
209,158
$
-
$
502,073
$
504,098
Total
Accrual Status:
Performing $
11,054
$
88,123
$
83,245
$
67,541
$
40,570
$
203,768
$
-
$
494,301
$
496,686
Non-Performing
-
-
1,158
1,224
-
6,510
-
8,892
8,540
Total residential mortgage loans $
11,054
$
88,123
$
84,403
$
68,765
$
40,570
$
210,278
$
-
$
503,193
$
505,226
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
27

As of March 31, 2025
As of
December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
1,140
$
1,041
$
1,575
$
88,127
$
-
$
91,883
$
92,252
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
-
$
1,140
$
1,041
$
1,575
$
88,127
$
-
$
91,883
$
92,252
Conventional residential mortgage loans
Accrual Status:
Performing $
63,498
$
276,065
$
246,829
$
216,798
$
102,266
$
1,809,714
$
-
$
2,715,170
$
2,704,230
Non-Performing
-
-
1,158
1,291
-
28,344
-
30,793
31,949
Total conventional residential mortgage loans $
63,498
$
276,065
$
247,987
$
218,089
$
102,266
$
1,838,058
$
-
$
2,745,963
$
2,736,179
Total
Accrual Status:
Performing $
63,498
$
276,065
$
247,969
$
217,839
$
103,841
$
1,897,841
$
-
$
2,807,053
$
2,796,482
Non-Performing
-
-
1,158
1,291
-
28,344
-
30,793
31,949
Total residential mortgage loans $
63,498
$
276,065
$
249,127
$
219,130
$
103,841
$
1,926,185
$
-
$
2,837,846
$
2,828,431
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
1
$
234
$
-
$
235
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
28
The

following

tables present

the

amortized

cost

of

consumer

loans

by

portfolio

classes

and

by

origination

year

based on

accrual
status as of

March 31,

2025, the

gross charge-offs

for the quarter

ended March

31, 2025 by

portfolio classes

and by

origination year,
and the amortized cost of consumer loans by portfolio classes based on accrual status as of

December 31, 2024:

As of March 31, 2025
As of
December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year
(1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Region:
Auto loans
Accrual Status:
Performing $
162,352
$
601,698
$
473,335
$
368,843
$
245,610
$
169,131
$
-
$
2,020,969
$
2,010,690
Non-Performing
-
1,712
3,941
3,254
2,493
3,687
-
15,087
15,295
Total auto loans $
162,352
$
603,410
$
477,276
$
372,097
$
248,103
$
172,818
$
-
$
2,036,056
$
2,025,985
Charge-offs on auto loans $
10
$
1,442
$
3,257
$
1,997
$
1,027
$
981
$
-
$
8,714
Finance leases
Accrual Status:
Performing $
65,078
$
243,748
$
252,129
$
180,652
$
103,616
$
55,303
$
-
$
900,526
$
895,634
Non-Performing
-
194
1,790
1,348
329
848
-
4,509
3,812
Total finance leases $
65,078
$
243,942
$
253,919
$
182,000
$
103,945
$
56,151
$
-
$
905,035
$
899,446
Charge-offs on finance leases $
-
$
260
$
1,205
$
872
$
370
$
333
$
-
$
3,040
Personal loans
Accrual Status:
Performing $
28,490
$
117,519
$
102,811
$
64,734
$
14,920
$
18,842
$
-
$
347,316
$
358,033
Non-Performing
-
432
725
530
69
196
-
1,952
2,136
Total personal loans $
28,490
$
117,951
$
103,536
$
65,264
$
14,989
$
19,038
$
-
$
349,268
$
360,169
Charge-offs on personal loans $
-
$
924
$
2,634
$
1,675
$
357
$
408
$
-
$
5,998
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
305,826
$
305,826
$
321,014
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
305,826
$
305,826
$
321,014
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
6,074
$
6,074
Other consumer loans
Accrual Status:
Performing $
17,156
$
57,023
$
31,352
$
14,606
$
4,138
$
5,791
$
8,578
$
138,644
$
142,091
Non-Performing
-
478
328
125
37
153
126
1,247
1,500
Total other consumer loans $
17,156
$
57,501
$
31,680
$
14,731
$
4,175
$
5,944
$
8,704
$
139,891
$
143,591
Charge-offs on other consumer loans $
8
$
1,628
$
1,456
$
579
$
149
$
71
$
165
$
4,056
Total
Accrual Status:
Performing $
273,076
$
1,019,988
$
859,627
$
628,835
$
368,284
$
249,067
$
314,404
$
3,713,281
$
3,727,462
Non-Performing
-
2,816
6,784
5,257
2,928
4,884
126
22,795
22,743
Total consumer loans

$
273,076
$
1,022,804
$
866,411
$
634,092
$
371,212
$
253,951
$
314,530
$
3,736,076
$
3,750,205
Charge-offs on total consumer loans $
18
$
4,254
$
8,552
$
5,123
$
1,903
$
1,793
$
6,239
$
27,882
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
29

As of March 31, 2025
As of
December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
Auto loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
100
$
-
$
100
$
183
Non-Performing
-
-
-
-
-
1
-
1
10
Total auto loans $
-
$
-
$
-
$
-
$
-
$
101
$
-
$
101
$
193
Charge-offs on auto loans $
-
$
-
$
-
$
-
$
-
$
16
$
-
$
16
Finance leases
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Personal loans
Accrual Status:
Performing $
-
$
138
$
43
$
-
$
-
$
-
$
-
$
181
$
1,739
Non-Performing
-
-
-
-
-
-
-
-
-
Total personal loans $
-
$
138
$
43
$
-
$
-
$
-
$
-
$
181
$
1,739
Charge-offs on personal loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Other consumer loans
Accrual Status:
Performing $
128
$
1,184
$
-
$
-
$
213
$
2,125
$
1,529
$
5,179
$
5,535
Non-Performing
-
-
-
-
-
15
2
17
35
Total other consumer loans $
128
$
1,184
$
-
$
-
$
213
$
2,140
$
1,531
$
5,196
$
5,570
Charge-offs on other consumer loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Total
Accrual Status:
Performing $
128
$
1,322
$
43
$
-
$
213
$
2,225
$
1,529
$
5,460
$
7,457
Non-Performing
-
-
-
-
-
16
2
18
45
Total consumer loans $
128
$
1,322
$
43
$
-
$
213
$
2,241
$
1,531
$
5,478
$
7,502
Charge-offs on total consumer loans $
-
$
-
$
-
$
-
$
-
$
16
$
-
$

(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
30

As of March 31, 2025
As of
December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
Auto loans
Accrual Status:
Performing $
162,352
$
601,698
$
473,335
$
368,843
$
245,610
$
169,231
$
-
$
2,021,069
$
2,010,873
Non-Performing
-
1,712
3,941
3,254
2,493
3,688
-
15,088
15,305
Total auto loans $
162,352
$
603,410
$
477,276
$
372,097
$
248,103
$
172,919
$
-
$
2,036,157
$
2,026,178
Charge-offs on auto loans $
10
$
1,442
$
3,257
$
1,997
$
1,027
$
997
$
-
$
8,730
Finance leases
Accrual Status:
Performing $
65,078
$
243,748
$
252,129
$
180,652
$
103,616
$
55,303
$
-
$
900,526
$
895,634
Non-Performing
-
194
1,790
1,348
329
848
-
4,509
3,812
Total finance leases $
65,078
$
243,942
$
253,919
$
182,000
$
103,945
$
56,151
$
-
$
905,035
$
899,446
Charge-offs on finance leases $
-
$
260
$
1,205
$
872
$
370
$
333
$
-
$
3,040
Personal loans
Accrual Status:
Performing $
28,490
$
117,657
$
102,854
$
64,734
$
14,920
$
18,842
$
-
$
347,497
$
359,772
Non-Performing
-
432
725
530
69
196
-
1,952
2,136
Total personal loans $
28,490
$
118,089
$
103,579
$
65,264
$
14,989
$
19,038
$
-
$
349,449
$
361,908
Charge-offs on personal loans $
-
$
924
$
2,634
$
1,675
$
357
$
408
$
-
$
5,998
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
305,826
$
305,826
$
321,014
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
305,826
$
305,826
$
321,014
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
6,074
$
6,074
Other consumer loans
Accrual Status:
Performing $
17,284
$
58,207
$
31,352
$
14,606
$
4,351
$
7,916
$
10,107
$
143,823
$
147,626
Non-Performing
-
478
328
125
37
168
128
1,264
1,535
Total other consumer loans $
17,284
$
58,685
$
31,680
$
14,731
$
4,388
$
8,084
$
10,235
$
145,087
$
149,161
Charge-offs on other consumer loans $
8
$
1,628
$
1,456
$
579
$
149
$
71
$
165
$
4,056
Total
Accrual Status:
Performing $
273,204
$
1,021,310
$
859,670
$
628,835
$
368,497
$
251,292
$
315,933
$
3,718,741
$
3,734,919
Non-Performing
-
2,816
6,784
5,257
2,928
4,900
128
22,813
22,788
Total consumer loans $
273,204
$
1,024,126
$
866,454
$
634,092
$
371,425
$
256,192
$
316,061
$
3,741,554
$
3,757,707
Charge-offs on total consumer loans $
18
$
4,254
$
8,552
$
5,123
$
1,903
$
1,809
$
6,239
$
27,898
(1) Excludes accrued interest receivable.
As of March 31, 2025 and December 31, 2024, the balance of revolving loans converted to term loans was
no
t material.
Accrued

interest

receivable

on

loans

totaled

$
52.5

million

as

of

March

31,

2025

($
58.2

million

as

of

December

31,

2024),

was
reported as part

of accrued interest receivable

on loans and

investment securities in

the consolidated statements

of financial condition,
and is excluded from the estimate of credit losses.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
31
The

following

tables

present

information

about

collateral

dependent

loans

that

were

individually

evaluated

for

purposes

of
determining the ACL as of March 31, 2025 and December 31, 2024
:

As of March 31, 2025
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost

Related
Allowance Amortized Cost
Amortized Cost

Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
22,951
$
1,222
$
-
$
22,951
$
1,222
Commercial loans:
Construction loans
-
-
956
956
-
Commercial mortgage loans
9,395
134
49,466
58,861
134
C&I loans

15,359
266
5,761
21,120
266
Consumer loans:
Personal loans
28
1
-
28
1
Other consumer loans
123
9
-
123
9
$
47,856
$
1,632
$
56,183
$
104,039
$
1,632

As of December 31, 2024
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost

Related
Allowance
Amortized Cost

Amortized Cost

Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
24,163
$
1,285
$
80
$
24,243
$
1,285
Commercial loans:
Construction loans
-
-
956
956
-
Commercial mortgage loans
4,981
44
41,784
46,765
44
C&I loans

15,684
552
6,120
21,804
552
Consumer loans:
Personal loans
28
1
-
28
1
Other consumer loans
123
10
-
123
10
$
44,979
$
1,892
$
48,940
$
93,919
$
1,892
The

underlying

collateral

for

residential

mortgage

and

consumer

collateral

dependent

loans consisted

of

single-family

residential
properties,

and for

commercial and

construction loans

consisted primarily

of office

buildings, multifamily

residential properties,

and
retail

establishments.

The

weighted-average

loan-to-value

coverage

for

collateral

dependent

loans

as

of

March

31,

2025

was
66
%,
compared to
68
% as of

December 31, 2024,

driven by the

aforementioned $
12.5

million nonaccrual

commercial mortgage loan

in the
Florida region with a loan-to-value ratio of
42
%.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
32
Purchases and Sales of Loans
In

the

ordinary

course

of

business,

the

Corporation

enters

into

securitization

transactions

and

whole

loan

sales

with

GNMA

and
GSEs, such as FNMA and FHLMC. During the quarters ended March

31, 2025 and 2024, loans pooled into GNMA MBS amounted

to
approximately $
42.2

million and

$
24.7

million, respectively,

for which

the Corporation

recognized a

net gain

on sale

of $
1.1

million
and

$
0.9

million,

respectively.

Also,

during

the quarters

ended

March

31,

2025

and 2024,

the

Corporation

sold

approximately

$
4.1
million and

$
6.8

million, respectively,

of performing

residential mortgage

loans to

GSEs, for which

the Corporation

recognized a

net
gain on

sale of

$
0.2

million for

each of

those quarters.

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
For loans

pooled into

GNMA MBS,

the Corporation,

as servicer,

holds an

option to

repurchase individual

delinquent loans

issued
on or after

January 1, 2003,

when certain delinquency

criteria are met. This

option gives the

Corporation the unilateral

ability,

but not
the obligation, to

repurchase the delinquent

loans at par without

prior authorization from

GNMA. Since the

Corporation is considered
to

have

regained

effective

control

over

the

loans,

it

is

required

to

recognize

the

loans

and

a

corresponding

repurchase

liability
regardless of its

intent to repurchase

the loans. As

of March 31, 2025

and December 31,

2024, rebooked GNMA

delinquent loans that
were included in the residential mortgage loan portfolio amounted to $
6.4

million and $
5.7

million, respectively.
During

each

of

the

quarters

ended

March

31,

2025

and

2024,

the

Corporation

repurchased,

pursuant

to

the

aforementioned
repurchase option, $
0.2

million of loans previously

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

March 31,

2025, the

Corporation purchased

C&I loan

participations in

the Florida

region totaling

$
15.0
million.

Meanwhile,

during

the

quarter

ended

March

31,

2024,

the

Corporation

purchased

commercial

loan

participations

in

the
Florida region

totaling $
23.2

million, which

consisted of

approximately $
13.7

million in

the commercial

mortgage portfolio

and $
9.5
million in the C&I portfolio.
During

the

quarters

ended

March

31,

2025

and

2024,

the

Corporation

recognized

recoveries

of

$
2.4

million

and

$
9.5

million,
respectively,

from

the

bulk

sales

of

fully

charged-off

consumer

loans

and

finance

leases.

These

recoveries

are

net

of

a

repurchase
liability of $
0.1

million and $
0.5

million, respectively, during

such periods.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
33

Loan Portfolio Concentration
The Corporation’s

primary

lending area

is Puerto

Rico. The

Corporation’s

banking subsidiary,

FirstBank, also

lends in

the USVI
and the BVI markets and

in the United States (principally

in the state of Florida).

Of the total gross loans held

for investment portfolio
of $
12.7

billion as

of March

31, 2025,

credit risk

concentration was

approximately
78
% in

Puerto Rico,
18
% in

the U.S.,

and
4
% in
the USVI and the BVI.
As

of

March

31,

2025,

the

Corporation

had

$
192.7

million

outstanding

in

loans

extended

to

the

Puerto

Rico

government,

its
municipalities and

public corporations,

compared to

$
193.3

million as

of December

31, 2024.

As of

March 31,

2025, approximately
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

as of March 31, 2025 included

$
8.8

million in a
loan granted to

an affiliate of

the Puerto Rico

Electric Power Authority

(“PREPA”)

and $
29.5

million in loans

to a public corporation
of the Puerto Rico government.
Moreover,

as

of

March

31,

2025,

the

outstanding

balance

of

construction

loans

funded

through

conduit

financing

structures

to
support the

federal programs

of Low-Income

Housing Tax

Credit (“LIHTC”)

combined with

Community Development

Block Grant-
Disaster Recovery (“CDBG-DR”)

funding amounted to

$
62.6

million, compared to

$
59.2

million as of

December 31, 2024.

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

as of March

31, 2025, the

Corporation had

$
71.5

million in exposure

to residential mortgage

loans that are

guaranteed
by

the

PRHFA,

a

government

instrumentality

that

has

been

designated

as

a

covered

entity

under

PROMESA,

compared

to

$
72.5
million as of

December 31, 2024.

Residential mortgage

loans guaranteed by

the PRHFA

are secured by

the underlying properties

and
the guarantees serve to cover shortfalls in collateral in the event of a borrower default.
The Corporation

also has credit

exposure to

USVI government

entities. As of

March 31, 2025,

the Corporation

had
$
116.0

million
in loans

to USVI

government public

corporations, compared

to $
100.4

million as

of December

31, 2024.

As of

March 31,

2025, all
loans were currently performing and up to date on principal and interest payments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
34
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

continue making
reduced monthly payments during the

trial period, which is generally up to

six months. The reduced payments that

are made by
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
The

below

disclosures

relate

to

loan

modifications

granted

to

borrowers

experiencing

financial

difficulty

in

which

there

was

a
change

in

the

timing

and/or

amount

of

contractual

cash

flows

in

the

form

of

any

of

the

aforementioned

types

of

modifications,
including

restructurings

that

resulted

in

a

more-than-insignificant

payment

delay.

These

disclosures

exclude

$
1.4

million

in
restructured

residential

mortgage

loans that

are government

-guaranteed

(e.g., FHA/VA

loans)

and

were modified

during

the quarter
ended March 31, 2025, compared to $
1.1

million for the comparable period in 2024.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
35
The following

tables present

the amortized

cost basis

as of March

31, 2025

and 2024

of loans

modified to

borrowers experiencing
financial difficulty

during the quarters

ended March 31,

2025 and 2024,

by portfolio classes and

type of modification

granted, and the
percentage of these modified loans relative to the total period-end amortized cost basis of receivables in the portfolio class:

Quarter Ended March 31, 2025
Payment Delay Only
Forbearance
Trial
Modification
Change in
Amortization
term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction and
Term
Extension Other Total
Percentage
of Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
95
$
-
$
-
$
117
$
-
$
-
$
212
0.01%
Construction loans
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
-
-
-
-
C&I loans
201
(1)
-
-
21
(3)
331
-
-
553
0.02%
Consumer loans:
Auto loans
-
-
-
-
205
55
796
(2)
1,056
0.05%
Personal loans
-
-
-
-
7
91
-
98
0.03%
Credit cards
-
-
-
965
(3)
-
-
-
965
0.32%
Other consumer loans
-
-
-
-
76
57
-
133
0.09%

Total modifications
$
201
$
95
$
-
$
986
$
736
$
203
$
796
$
3,017

Quarter Ended March 31, 2024
Payment Delay Only
Forbearance
Trial
Modification
Change in
Amortization
Term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction and
Term
Extension Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
464
$
-
$
-
$
-
$
-
$
-
$
464
0.02%
Construction loans
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
-
-
-
-
C&I loans
-
-
-
13
(3)
-
-
-
13
0.00%
Consumer loans:
Auto loans
-
-
-
-
174
125
1,036
(2)
1,335
0.07%
Personal loans
-
-
-
9
14
5
-
28
0.01%
Credit cards
-
-
-
548
(3)
-
-
-
548
0.17%
Other consumer loans
-
-
-
-
140
7
24
(2)
171
0.11%

Total modifications
$
-
$
464
$
-
$
570
$
328
$
137
$
1,060
$
2,559
(1)
Modification consists of a six-month deferral of principal and interest to be repaid on or before the end of the forbearance plan.
(2) Modification consists of court mandated reduction to 0% interest rate for remaining loan term to borrowers in bankruptcy proceedings unless dismissal occurs.
(3) Modification consists of reduction in interest rate and revocation of revolving line privileges.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
36

The

following

tables

present

by

portfolio

classes

the

financial

effects

of

the

modifications

granted

to

borrowers

experiencing
financial difficulty,

other than those

associated to payment

delay,

during the quarters

ended March

31, 2025 and

2024. The financial
effects of the modifications associated to payment delay were discussed above and, as such, were excluded from the tables below:
Quarter Ended March 31, 2025
Combination of Interest Rate Reduction and Term
Extension
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
Conventional residential mortgage loans
-
%
66
-
% -
Construction loans
-
% -
-
% -
Commercial mortgage loans
-
% -
-
% -
C&I loans
14.23
%
120
-
% -
Consumer loans:
Auto loans
-
%
25
1.88
%
16
Personal loans
-
%
36
3.65
%
23
Credit cards
16.01
% -
-
% -
Other consumer loans
-
%
27
3.14
%
21

Quarter Ended March 31, 2024
Combination of Interest Rate Reduction and Term
Extension
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
Weighted-Average
Interest Rate Reduction
(%)
Weighted-Average Term
Extension (in months)
Conventional residential mortgage loans
-
% -
-
% -
Construction loans
-
% -
-
% -
Commercial mortgage loans
-
% -
-
% -
C&I loans
13.00
% -
-
% -
Consumer loans:
Auto loans
-
%
30
2.68
%
25
Personal loans
8.49
%
25
1.79
%
14
Credit cards
16.55
% -
-
% -
Other consumer loans
-
%
23
2.81
%

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
37

The following

tables present

by portfolio

classes the

performance of

loans modified

during the

last twelve

months ended

March
31, 2025 and 2024 that were granted to borrowers experiencing financial difficulty:
Last Twelve Months Ended March 31, 2025
30-59 60-89 90+
Total
Delinquency Current Total
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
-
$
-
$
981
$
981
Construction loans
-
-
-
-
119
119
Commercial mortgage loans
-
-
-
-
126,974
126,974
C&I loans
6
4
-
10
10,519
10,529
Consumer loans:
Auto loans
78
99
152
329
3,313
3,642
Personal loans
-
-
-
-
267
267
Credit cards
218
117
99
434
2,651
3,085
Other consumer loans
18
23
10
51
488
539

Total modifications
$
320
$
243
$
261
$
824
$
145,312
$
146,136

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
38
NOTE 4 – ALLOWANCE

FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following tables present the activity in the ACL on loans and finance leases by portfolio segment for the indicated periods:
Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I

Loans Consumer Loans Total
Quarter Ended March 31, 2025
(In thousands)
ACL:
Beginning balance $
40,654
$
3,824
$
22,447
$
33,034
$
143,983
$
243,942
Provision for credit losses - expense (benefit)
1,004
(421)
1,656
3,353
19,245
24,837
Charge-offs

(235)
-
-
(77)
(27,898)
(28,210)
Recoveries
217
14
40
154
6,275
(1)
6,700
Ending balance $
41,640
$
3,417
$
24,143
$
36,464
$
141,605
$
247,269
(1)

Includes recoveries totaling $
2.4

million associated with the bulk sale of fully charged-off

consumer loans and finance leases.

Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I

Loans
Consumer Loans Total
Quarter Ended March 31, 2024
(In thousands)
ACL:
Beginning balance $
57,397
$
5,605
$
32,631
$
33,996
$
132,214
$
261,843
Provision for credit losses - (benefit) expense
(464)
571
(10)
(3,160)
15,980
12,917
Charge-offs

(516)
-
-
(532)
(28,291)
(29,339)
Recoveries
272
10
40
5,119
12,730
(1)
18,171
Ending balance $
56,689
$
6,186
$
32,661
$
35,423
$
132,633
$
263,592
(1)

Includes recoveries totaling $
9.5

million associated with the bulk sale of fully charged-off

consumer loans and finance leases.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
39
The

Corporation

estimates

the

ACL

following

the

methodologies

described

in

Note

1

–

“Nature

of

Business

and

Summary

of
Significant Accounting

Policies” to

the audited

consolidated financial

statements included

in the

2024 Annual

Report on

Form 10-K,
as updated by the information contained in this report, for each portfolio segment

.
The Corporation

generally applies

probability weights

to the

baseline and

alternative downside

economic scenarios

to estimate

the
ACL with

the

baseline

scenario

carrying

the highest

weight.

The

scenarios

that are

chosen

each quarter

and

the

weighting

given

to
each

scenario

for

the

different

loan

portfolio

categories

depend

on

a

variety

of

factors

including

recent

economic

events,

leading
national

and

regional

economic

indicators,

and

industry

trends.

As

of

March

31,

2025

and

December

31,

2024,

the

Corporation
applied

100%

probability

to

the

baseline

scenario

for

the

commercial

mortgage

and

construction

loan

portfolios

since

certain
macroeconomic variables

associated with

commercial real

estate property

performance and

the commercial

real estate

(“CRE”) price
index,

particularly

in

the

Puerto

Rico

region,

are

expected

to

continue

to

perform

in

a

more

favorable

manner

than

the

alternative
downside economic scenario.
As of March 31, 2025, the ACL for loans and finance leases was $
247.3

million, an increase of $
3.4

million, from $
243.9

million as
of December 31, 2024.

The ACL for the first quarter of 2025 includes an increase of

$
2.7

million in qualitative adjustments due to the
uncertainty in

the economic

environment. The

increase was

mainly related

to the

ACL for

commercial and

construction loans,

which
increased by $
4.7

million, mainly due to the

impact of renewals of lines

of credit, updated financial

information of certain commercial
borrowers,

and

a

deterioration

in

the

economic

outlook

of

the

forecasted

CRE

price

index.

Also,

the

ACL for

residential

mortgage
loans increased by

$
0.9

million mainly

due to newly

originated loans that

carry a higher

loss rate, partially

offset by improvements

in
macroeconomic variables, such as the unemployment rate

and the Housing Price Index.
Meanwhile, the

ACL for

consumer loans

decreased by

$
2.2

million, driven

by improvements

in macroeconomic

variables, mainly
in the projection of the unemployment rate.
Net charge-offs

were $
21.4

million for

the quarter

ended March

31, 2025,

compared to

$
11.2

million for

the same

period in

2024.
The

net

charge-offs

for

the

quarters

ended

March

31,

2025

and

2024

included

$
2.4

million

and

$
9.5

million,

respectively,

in
recoveries associated

with the

bulk sales

of fully

charged-off consumer

loans and

finance leases.

The increase

in net

charge-offs

was
also driven by a $
5.0

million recovery associated with a C&I loan in the Puerto Rico region during the first quarter of 2024.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
40

The tables below

present the ACL

related to loans

and finance leases

and the carrying

values of loans

by portfolio segment

as of
March 31, 2025 and December 31, 2024:
As of March 31, 2025
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
C&I

Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,837,846
$
234,441
$
2,501,689
$
3,359,868
$
3,741,554
$
12,675,398

Allowance for credit losses
41,640
3,417
24,143
36,464
141,605
247,269

Allowance for credit losses to

amortized cost
1.47
%
1.46
%
0.97
%
1.09
%
3.78
%
1.95
%

As of December 31, 2024
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
C&I

Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,828,431
$
228,396
$
2,565,984
$
3,366,038
$
3,757,707
$
12,746,556

Allowance for credit losses
40,654
3,824
22,447
33,034
143,983
243,942

Allowance for credit losses to

amortized cost
1.44
%
1.67
%
0.87
%
0.98
%
3.83
%
1.91
%
In

addition,

the

Corporation

estimates

expected

credit

losses

over

the

contractual

period

in

which

the

Corporation

is

exposed

to
credit

risk

via

a

contractual

obligation

to

extend

credit,

such

as

unfunded

loan

commitments

and

standby

letters

of

credit

for
commercial

and

construction

loans,

unless

the

obligation

is

unconditionally

cancellable

by

the

Corporation.

See

Note

19

–
“Regulatory

Matters,

Commitments

and

Contingencies”

for

information

on

off-balance

sheet

exposures

as

of

March

31,

2025

and
December 31,

2024. The

Corporation estimates

the ACL

for these

off-balance

sheet exposures

following the

methodology described
in

Note

1 –

“Nature

of Business

and

Summary

of Significant

Accounting

Policies”

to

the audited

consolidated

financial statements
included

in the

2024 Annual

Report on

Form 10-K.

The ACL

for off-balance

sheet credit

exposures amounted

to $
3.1

million as

of
each of March 31, 2025 and December 31, 2024.

The following

table presents

the activity

in the

ACL for

unfunded loan

commitments and

standby letters

of credit

for the

quarters
ended March 31, 2025 and 2024:

Quarter Ended March 31,
2025 2024
(In thousands)
Beginning balance $
3,143
$
4,638
Provision for credit losses - (benefit) expense

(63)
281

Ending balance
$
3,080
$
4,919

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
41
NOTE 5 –
OTHER REAL ESTATE

OWNED (“OREO”)

The following table presents the OREO inventory as of the indicated dates:
March 31, 2025 December 31, 2024
(In thousands)
OREO balances, carrying value:
Residential
(1)
$
11,547
$
12,897
Construction
451
522
Commercial
3,882
3,887
Total $
15,880
$
17,306
(1) Excludes $
4.6

million and $
5.2

million as of

March 31, 2025

and December 31,

2024, respectively,

of foreclosures that

met the conditions

of ASC Subtopic

310-40 “Reclassification

of
Residential Real

Estate Collateralized Consumer

Mortgage Loans upon

Foreclosure,” and

are presented as

a receivable as

part of other

assets in

the consolidated statements

of financial
condition.
See Note 15 – “Fair

Value”

for information on subsequent

measurement adjustments recorded

on OREO properties reported

as part
of “Net gain on OREO operations” in the consolidated statements of income during the quarters ended March 31, 2025 and 2024.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
42
NOTE 6 – NON-CONSOLIDATED

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
Trust-Preferred

Securities (“TruPS”)
In

2004,

FBP Statutory

Trusts

I

and

II,

financing

trusts

that

are

wholly

owned

by

the Corporation

,

sold to

institutional

investors
$
100

million

and

$
125

million

of

its

variable-rate

TruPS,

respectively.

Such

proceeds,

along

with

the

proceeds

associated

with

the
Corporation’s purchase

of common securities of $
3.1

million and $
3.9

million, respectively,

were used to purchase $
103.1

million and
$
128.9

million,

respectively,

in

Junior

Subordinated

Deferrable

Debentures.

These

debentures,

net

of

related

issuance

costs,

are
reflected

as

part

of

“Long-term

borrowings”

in

the

Corporation’s

consolidated

statements

of

financial

condition.

See

Note

8

–
“Borrowings” for additional information related to the terms of these debentures.
During the

first quarter of

2025, the Corporation

redeemed $
50.6

million of outstanding

TruPS at

a contractual

call price of
100
%,
as

further

explained

in

Note

11

–

“Stockholders’

Equity.”

This

transaction

resulted

in

the

full

redemption

of

the

remaining

$
18.6
million

in

TruPS

issued

by

FBP

Statutory

Trust

II

and

reduced

by

$
32.0

million

the

outstanding

amount

of

TruPS

issued

by

FBP
Statutory

Trust

I.

As

of

March

31,

2025

and

December

31,

2024,

Junior

Subordinated

Deferrable

Debentures

amounted

to

$
11.1
million

and

$
61.7

million,

respectively.

The

Corporation

expects

to

execute

the

redemption

of

the

remaining

junior

subordinated
debentures during the second quarter of 2025.
Private Label MBS
During

2004

and

2005,

an unaffiliated

party,

referred

to in

this subsection

as the

seller,

established

a

series of

statutory

trusts

to
securitize

mortgage

loans and

sell trust

certificates

(“private

label

MBS”).

The

seller

initially

provided

the

servicing

for

a

fee, then
sold and

issued the

private label

MBS in

favor of

FirstBank. Currently,

FirstBank is

the sole

owner of

these private

label MBS,

with
another third-party performing the servicing for a fee. The

FDIC became owner of an interest-only strip (“IO”) upon its intervention of
the seller, a

failed financial institution, and,

as such, is entitled to receive

the excess of the interest income

less a servicing fee over

the
variable rate

income that

the Bank

earns on

the securities.

Since no

recourse agreement

exists, the

Bank, as

the sole

holder,

bears all
risks from

losses on

non-accruing loans

and repossessed

collateral. As

of March

31, 2025,

the amortized

cost and

fair value

of these
private label

MBS amounted

to $
5.9

million and

$
4.0

million, respectively,

which is

included as

part of

the Corporation’s

available-
for-sale

debt

securities

portfolio,

compared

to an

amortized

cost

and

fair value

of $
6.1

million

and

$
4.2

million,

respectively,

as of
December 31,

2024. As described

in Note 2

– “Debt Securities,”

the ACL on

these private label

MBS amounted

to $
0.2

million as of
each of March 31, 2025 and December 31, 2024.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
43
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

2025, the

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
The changes in MSRs are shown below for the indicated periods:

Quarter Ended March 31,
2025 2024
(In thousands)
Balance at beginning of year
(1)
$
25,019
$
26,941
Capitalization of servicing assets
641
460
Amortization
(1,027)
(1,037)
Other
(2)
(9)
(9)
Balance at end of period $
24,624
$
26,355
(1) Net of a valuation allowance of $
44

thousand as of each of January 1,

2025 and March 31, 2025. There was
no

valuation allowance recorded for the comparable

periods in
2024.
(2)
Mainly represents adjustments related

to the repurchase of loans serviced for others.
The components

of net servicing

income, included as

part of mortgage

banking activities in

the consolidated statements

of income,
are shown below for the indicated periods:

Quarter Ended March 31,

2025 2024
(In thousands)
Servicing fees $
2,678
$
2,573
Late charges and prepayment penalties
208
189
Other
(1)
(9)
(9)

Servicing income, gross
2,877
2,753
Amortization of servicing assets
(1,027)
(1,037)

Servicing income, net
$
1,850
$
1,716
(1)
Mainly represents adjustments related to the repurchase of loans serviced for others.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
44
The Corporation’s

MSRs are subject

to prepayment

and interest rate

risks. Key economic

assumptions used

in determining

the fair
value at the time of sale of the related mortgages for the indicated periods ranged as follows:

Weighted Average Maximum Minimum
Quarter Ended March 31, 2025
Constant prepayment rate:

Government-guaranteed mortgage loans
6.8
%
16.6
%
3.9
%

Conventional conforming mortgage loans
7.1
%
12.8
%
2.4
%

Conventional non-conforming mortgage loans
5.8
%
9.0
%
2.4
%
Discount rate:

Government-guaranteed mortgage loans
11.5
%
11.5
%
11.5
%

Conventional conforming mortgage loans
9.5
%
9.5
%
9.5
%

Conventional non-conforming mortgage loans
11.7
%
12.5
%
11.0
%
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
%
9.5
%

Conventional non-conforming mortgage loans
11.5
%
12.5
%
11.0
%
The weighted

averages of the

key economic

assumptions that the

Corporation used

in its valuation

model and the

sensitivity of the
current

fair

value

to

immediate
10
%

and
20
%

adverse

changes

in

those

assumptions

for

mortgage

loans

were

as

follows

as

of

the
indicated dates:

March 31, 2025 December 31, 2024
(In thousands)
Carrying amount of servicing assets $
24,624
$
25,019
Fair value $
42,613
$
43,046
Weighted-average

expected life (in years)
7.60
7.63
Constant prepayment rate (weighted-average annual

rate)
6.36
%
6.34
%

Decrease in fair value due to 10% adverse change
$
858
$
858

Decrease in fair value due to 20% adverse change
$
1,674
$
1,675
Discount rate (weighted-average annual rate)
10.73
%
10.72
%

Decrease in fair value due to 10% adverse change
$
1,795
$
1,815

Decrease in fair value due to 20% adverse change
$
3,457
$
3,495
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
NOTE 7 – DEPOSITS

The following table summarizes deposit balances as of the indicated dates:
March 31, 2025 December 31, 2024
(In thousands)
Type of account:
Non-interest-bearing deposit accounts $
5,629,383
$
5,547,538
Interest-bearing checking accounts
4,138,245
4,308,116
Interest-bearing saving accounts
3,448,043
3,530,382
Time deposits
3,124,391
3,007,144
Brokered CDs
482,467
478,118

Total
$
16,822,529
$
16,871,298

The following table presents the remaining contractual maturities of time deposits,

including brokered CDs, as of March 31, 2025:
Total

(In thousands)
Three months or less $
794,151
Over three months to six months
713,383
Over six months to one year
1,278,655
Over one year to two years

541,594
Over two years to three years

141,983
Over three years to four years

75,668
Over four years to five years

39,722
Over five years
21,702

Total
$
3,606,858
Total

Puerto

Rico

and

U.S.

time

deposits

with

balances

of

more

than

$250,000

amounted

to

$
1.6

billion

and

$
1.5

billion

as

of
March 31, 2025

and December 31,

2024, respectively.

This amount does

not include brokered

CDs that are

generally participated

out
by

brokers

in

shares

of

less

than

the

FDIC

insurance

limit.

As

of

March

31,

2025

and

December

31,

2024,

unamortized

broker
placement

fees

amounted

to

$
1.0

million

and

$
1.1

million,

respectively,

which

are

amortized

over

the

contractual

maturity

of

the
brokered CDs under the interest method.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
46
NOTE 8 –BORROWINGS
Advances from the Federal Home Loan Bank (“FHLB”)

The following is a summary of the advances from the FHLB as of the indicated dates:
March 31, 2025 December 31, 2024
(In thousands)
Long-term
Fixed
-rate advances from the FHLB
(1)
$
320,000
$
500,000
(1) Weighted-average interest rate of
4.37
% and
4.45
% as of March 31, 2025 and December 31, 2024, respectively.

Advances from the FHLB mature as follows as of the indicated date:
March 31, 2025
(In thousands)
Over three months to six months
$
30,000
Over six months to one year
90,000
Over two years to three years
200,000

Total
(1)
$
320,000
(1) Average remaining term to maturity of
1.96

years.
Junior Subordinated Debentures
Junior subordinated debentures, as of the indicated dates, consisted of:

(In thousands)
March 31, 2025 December 31, 2024
Long-term floating rate junior subordinated debentures (FBP Statutory Trust I)
(1)
$
11,143
$
43,143
Long-term floating rate junior subordinated debentures (FBP Statutory Trust II)
(2)
-
18,557
$
11,143
$
61,700
(1)
Amount represents

junior subordinated

interest-bearing

debentures

due in

2034 with

a floating

interest rate

of
2.75
% over
3-month CME Term SOFR

plus a
0.26161
% tenor

spread
adjustment as of March 31, 2025 and December 31, 2024 (
7.31
% as of March 31, 2025 and
7.36
% as of December 31, 2024).
(2)
Amount represents

junior subordinated

interest-bearing

debentures

due in

2034 with

a floating

interest rate

of
2.50
% over
3-month CME Term SOFR

plus a
0.26161
% tenor

spread
adjustment as of December 31, 2024 (
7.12
% as of December 31, 2024).
See Note

6 –

“Non-Consolidated Variable

Interest Entities

(“VIEs”) and

Servicing Assets”

and Note

11 –

“Stockholders’ Equity”
for additional

information on

junior subordinated

debentures, including

the $
50.6

million redemption

of outstanding

TruPS issued

by
FBP Statutory Trusts I and II.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
47
NOTE 9 – EARNINGS PER COMMON . SHARE

The calculations of earnings per common share for the quarters ended March 31, 2025 and 2024 are as follows:
Quarter Ended March 31,
2025 2024
(In thousands, except per share information)
Net income attributable to common stockholders $
77,059
$
73,458
Weighted-Average

Shares:

Average common

shares outstanding
162,934
167,142

Average potential

dilutive common shares

815
656

Average common

shares outstanding - assuming dilution
163,749
167,798
Earnings per common share:
Basic

$
0.47
$
0.44
Diluted

$
0.47
$
0.44
Earnings

per

common

share

is

computed

by

dividing

net

income

attributable

to

common

stockholders

by

the

weighted-average
number

of

common

shares

issued

and

outstanding.

Basic

weighted-average

common

shares

outstanding

exclude

unvested shares

of
restricted stock that do not contain non-forfeitable dividend rights

.
Potential dilutive

common

shares consist

of unvested

shares of

restricted

stock

and

performance

units (if

any

of the

performance
conditions

are

met

as

of

the

end

of

the

reporting

period)

that

do

not

contain

non-forfeitable

dividend

or

dividend

equivalent

rights
using the

treasury stock

method. This

method assumes

that proceeds

equal to

the amount

of compensation

cost attributable

to future
services

is

used

to

repurchase

shares

on

the

open

market

at

the

average

market

price

for

the

period.

The

difference

between

the
number

of

potential

dilutive

shares

issued

and

the

shares

purchased

is

added

as

incremental

shares

to

the

actual

number

of

shares
outstanding

to

compute

diluted

earnings

per

share.

Unvested

shares

of

restricted

stock

outstanding

during

the

period

that

result

in
lower potentially

dilutive shares issued

than shares purchased

under the

treasury stock method

are not included

in the computation

of
dilutive

earnings

per

share

since

their

inclusion

would

have an

antidilutive

effect

on

earnings

per

share.

There

were
no

antidilutive
shares of common stock during the quarters ended March 31, 2025 and 2024.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
48
NOTE 10 – STOCK-BASED . COMPENSATION

The First Bancorp

Omnibus Incentive

Plan (the “Omnibus

Plan”), which is

effective until

May 24, 2026,

provides for equity-based
and non-equity-based

compensation incentives

(the “awards”).

The Omnibus

Plan authorizes

the issuance

of up

to
14,169,807

shares
of common

stock, subject

to adjustments

for stock

splits, reorganizations

and other

similar events.

As of

March 31,

2025, there

were
1,981,258

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

The following table summarizes the restricted stock activity under the Omnibus

Plan during the quarters ended March 31, 2025
and 2024:
Quarter ended Quarter ended
March 31, 2025 March 31, 2024
Number of Weighted- Number of Weighted-
shares of Average shares of Average
restricted Grant Date restricted Grant Date
stock

Fair Value
stock

Fair Value
Unvested shares outstanding at beginning of year
1,007,621
$
14.39
889,642
$
12.30
Granted
(1)
447,631
18.35
398,013
17.35
Forfeited
(2,180)
15.22
(1,905)
12.14
Vested
(364,677)
12.44
(252,504)
12.26
Unvested shares outstanding at end of period
1,088,395
$
16.67
1,033,246
$
14.26
(1) For the quarter ended March 31, 2025, includes
2,086

shares of restricted stock awarded to independent directors and
445,545

shares of restricted stock awarded to employees, of which
103,560

shares were granted to retirement-eligible employees and

thus charged to earnings as of the grant date. For the

quarter ended March 31, 2024, includes
2,280

shares of restricted
stock awarded to independent directors and
395,733

shares of restricted stock awarded to employees, of which
84,122

shares were granted to retirement-eligible employees and thus charged to earnings as of the grant date.
For the quarters

ended March 31,

2025 and 2024,

the Corporation recognized

$
3.1

million and $
2.4

million, respectively,

of stock-
based compensation

expense related

to restricted

stock awards.

As of

March 31,

2025,

there was

$
9.4

million

of total

unrecognized
compensation

cost

related

to

unvested

shares

of

restricted

stock

that

the

Corporation

expects

to

recognize

over

a

weighted-average
period of
2.0

years.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
49
Performance Units
Under the Omnibus Plan, the Corporation may award

performance units to participants, with each unit representing the value of one
share

of

the

Corporation’s

common

stock.
These awards, which are granted to executives, have the right to receive dividend equivalents. Such dividend equivalents accrue during the performance cycle and are paid in cash on the vesting date based upon achievement of the performance goals.

Performance units granted vest on the third anniversary of the effective date of the award based on actual achievement of two performance metrics weighted equally: relative total shareholder return (“Relative TSR”), compared to companies that comprise the
KBW Nasdaq Regional Banking Index, and the achievement of a tangible book value per share (“TBVPS”) goal, which is measured based upon the growth in the tangible book value during the performance cycle, adjusted for certain allowable non-recurring transactions. The participant may earn 50% of their target opportunity for threshold level performance and up to 150% of their target opportunity for maximum level performance, based on the individual achievement of each performance goal during a three-year performance cycle. Amounts between threshold, target and maximum performance will vest in a proportional amount.
The following

table summarizes

the performance

units activity under

the Omnibus

Plan during

the quarters

ended March

31, 2025
and 2024:

Quarter ended Quarter ended
March 31, 2025 March 31, 2024
Number

Weighted -
Number

Weighted -
of Average of Average
Performance Grant Date Performance Grant Date
Units Fair Value Units Fair Value
Performance units at beginning of year
549,032
$
14.37
534,261
$
12.25
Additions
(1)
160,744
18.66
165,487
18.39
Vested
(2)
(166,669)
13.15
(150,716)
11.26
Performance units at end of period
543,107
$
16.01
549,032
$
14.37
(1)
Units granted during the quarters ended March 31, 2025 and 2024 are based on the achievement of the Relative TSR and TBVPS

performance goals during a three-year performance cycle
beginning January 1, 2025 and January 1, 2024, respectively,

and ending on December 31, 2027 and December 31, 2026,

respectively.
(2)
Units vested during the quarters ended March 31, 2025 and

2024 are related to performance units granted in 2022 and 2021, respectively,

that met the pre-established target and were
settled with shares of common stock reissued from treasury shares.
The

fair

value

of

the

performance

units

awarded,

that

was

based

on

the

TBVPS

goal

component,

was

calculated

based

on

the
market

price

of

the

Corporation’s

common

stock

on

the

respective

date

of

the

grant

and

assuming

attainment

of

100%

of

target
opportunity. As of March

31, 2025, there have been no changes in management’s

assessment of the probability that the pre-established
TBVPS goal will be

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
50

The following

table summarizes

the valuation

assumptions used

to calculate

the fair

value of

the Relative

TSR component

of the
performance units granted under the Omnibus Plan during the quarters ended March 31, 2025 and 2024:
Quarter Ended March 31,
2025 2024
Risk-free interest rate
(1)
3.92
%
4.41
%
Correlation coefficient
74.96
73.80
Expected dividend yield
(2)
-
-
Expected volatility
(3)
31.94
34.65
Expected life (in years)
2.79
2.78
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
For the quarters

ended March 31,

2025 and 2024,

the Corporation recognized

$
0.6

million and $
0.5

million, respectively,

of stock-
based

compensation

expense

related

to

performance

units.

As

of

March

31,

2025,

there

was

$
5.9

million

of

total

unrecognized
compensation cost

related to unvested

performance units that

the Corporation

expects to recognize

over a weighted

-average period of
2.3

years.
Shares withheld
During the

first quarter

of 2025,

the Corporation

withheld
182,249

shares (first

quarter of

2024 –
136,038

shares) of

the restricted
stock and

performance

units that

vested during

such period

to cover

the participants’

payroll and

income tax

withholding liabilities;
these

shares

are

held

as

treasury

shares.

The

Corporation

paid

in

cash

any

fractional

share

of

salary

stock

to

which

an

officer

was
entitled.

In

the

consolidated

financial

statements,

the

Corporation

presents

shares

withheld

for

tax

purposes

as

common

stock
repurchases.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
51
NOTE 11 – STOCKHOLDERS’

EQUITY
Repurchase Program
On

July

22,

2024,

the

Corporation

announced

that

its

Board

of

Directors

approved

a

repurchase

program

under

which

the
Corporation

may

repurchase

up

to

$
250

million

that

could

include

repurchases

of

common

stock

and/or

junior

subordinated
debentures. Under

this program,

the Corporation

repurchased
1,194,567

shares of common

stock through

open market

transactions at
an average price of

$
18.21

for a total cost of approximately

$
21.8

million during the first

quarter of 2025. In

addition, the Corporation
redeemed

$
50.6

million

of

junior

subordinated

debentures.

As

of

March

31,

2025,

the

Corporation

has

remaining

authorization

of
approximately $
127.7

million, which it expects to execute during the remainder of 2025.
From

April

1,

2025

to

May

5,

2025,

the

Corporation

repurchased
1,556,440

shares

of

common

stock

for

a

total

cost

of
approximately $
27.7

million. As of May 5, 2025, the Corporation has remaining authorization of approximately $
100.0

million.
Repurchases

under

the

program

may

be

executed

through

open

market

purchases,

accelerated

share

repurchases,

privately
negotiated

transactions

or plans,

including

plans complying

with Rule

10b5-1

under

the Exchange

Act, and/or

redemption of

junior
subordinated

debentures, and

will be

conducted

in accordance

with applicable

legal and

regulatory requirements

.

The Corporation

’s
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
Common Stock

The following table shows the changes in shares of common stock outstanding for the quarters ended March 31, 2025 and 2024:
Total

Number of Shares
Quarter Ended March 31,
2025 2024
Common stock outstanding, beginning of year
163,868,877
169,302,812
Common stock repurchased
(1)
(1,376,816)
(3,142,589)
Common stock reissued under stock-based compensation plan
614,300
548,729
Restricted stock forfeited
(2,180)
(1,905)
Common stock outstanding, end of period
163,104,181
166,707,047

(1)
For the quarters ended March 31, 2025 and 2024 includes
182,249

and
136,038

shares, respectively, of common stock

surrendered to cover officers’ payroll and income

taxes.
For

the

quarters

ended

March

31,

2025

and

2024,

total

cash

dividends

declared

on

shares

of

common

stock

amounted

to

$
29.6
million ($
0.18

per share)

and $
26.9

million ($
0.16

per share),

respectively.

On
April 24, 2025
, the

Corporation’s

Board of

Directors
declared a quarterly

cash dividend of

$
0.18

per common share.

The dividend is

payable on
June 13, 2025

to shareholders of

record at
the close

of business

on
May 29, 2025
. The

Corporation intends

to continue

to pay

quarterly dividends

on common

stock. However,
the

Corporation’s

common

stock

dividends,

including

the

declaration,

timing,

and

amount,

remain

subject

to

consideration

and
approval by the Corporation’s Board

of Directors at the relevant times.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
52
Preferred Stock
The Corporation

has
50,000,000

authorized shares of

preferred stock with

a par value

of $
1.00
, subject to

certain terms. This

stock
may

be

issued

in

series

and

the

shares

of

each

series

have

such

rights

and

preferences

as

are

fixed

by

the

Corporation’s

Board

of
Directors

when

authorizing

the

issuance

of

that

particular

series

and

are

redeemable

at

the

Corporation’s

option.
No

shares

of
preferred stock were outstanding as of March 31, 2025 and December

31, 2024.
Treasury Stock

The following table shows the changes in shares of treasury stock for the quarters ended March 31, 2025 and 2024:
Total

Number of Shares
Quarter Ended March 31,
2025 2024
Treasury stock, beginning of year
59,794,239
54,360,304
Common stock repurchased
1,376,816
3,142,589
Common stock reissued under stock-based compensation plan
(614,300)
(548,729)
Restricted stock forfeited
2,180
1,905
Treasury stock, end of period
60,558,935
56,956,069
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

FirstBank’s

legal surplus

reserve, included

as part

of
retained earnings in

the Corporation’s

consolidated statements of

financial condition, amounted

to $
230.2

million as of each

of March
31, 2025 and December 31, 2024. There were
no

transfers to the legal surplus reserve during the quarter ended March 31, 2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
53
NOTE 12 – ACCUMULATED

OTHER COMPREHENSIVE LOSS

The

following

table

presents

the

changes

in

accumulated

other

comprehensive

loss

for

the

quarters

ended

March

31,

2025

and
2024:

Changes in Accumulated Other Comprehensive

Loss by Component
(1)
Quarter ended March 31,
2025 2024
(In thousands)
Unrealized net holding losses on available-for-sale debt securities:
Beginning balance $
(567,338)
$
(640,552)

Other comprehensive income (loss)
(2)
84,061
(15,065)
Ending balance $
(483,277)
$
(655,617)
Adjustment of pension and postretirement benefit plans:
Beginning balance $
782
$
1,382

Other comprehensive income
-
-
Ending balance $
782
$
1,382
(1)
All amounts presented are net of tax.
(2)
Net unrealized holding gains (losses) on available-for-sale

debt securities have no tax effect because securities

are either tax-exempt, held by an IBE,

or have a full deferred
tax asset valuation allowance.
NOTE 13 – EMPLOYEE BENEFIT PLANS
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
The following table presents the components of net periodic benefit for the indicated

periods:

Affected Line Item
in the Consolidated Quarter Ended
Statements of Income March 31, 2025 March 31, 2024
(In thousands)
Net periodic benefit, pension plans:
Interest cost
Other expenses
$
928
$
901
Expected return on plan assets
Other expenses
(998)
(1,018)
Net periodic benefit, pension plans
(70)
(117)
Net periodic cost, postretirement plan Other expenses
7
16
Net periodic benefit
$
(63)
$
(101)

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
54
NOTE 14 –

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
For the

first quarter

of 2025,

the Corporation

recorded an

income tax

expense of

$
23.2

million, compared

to $
23.9

million for

the
same period

in 2024.

The Corporation’s

estimated annual

effective

tax rate,

excluding

entities with

pre-tax

losses from

which

a tax
benefit cannot

be recognized

and discrete

items, was
23.7
% for

the first

quarter of

2025, compared

to
24.3
% for

the same

period in
2024.

The decrease in effective tax rate was due to a higher proportion of exempt to taxable income.
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

Puerto Rico tax
liability,

subject to

certain conditions

and limitations.

For the

first quarter

of 2025,

FirstBank incurred

current income

tax expense

of
approximately $
2.6

million related to its U.S. operations, compared to $
2.2

million for the comparable period in 2024.
As

of

March

31,

2025,

the

Corporation

had

a

net

deferred

tax

asset

of

$
134.3

million,

net

of

a

valuation

allowance

of

$
108.7
million against

the deferred

tax asset,

compared to

a net

deferred tax

asset of

$
136.4

million, net

of a

valuation allowance

of $
119.1
million, as of

December 31, 2024.

The net deferred

tax asset of

the Corporation’s

banking subsidiary,

FirstBank, amounted

to $
134.3
million as of March 31, 2025, net of a valuation allowance of $
88.2

million, compared to a net deferred tax asset of $
136.4

million, net
of a

valuation allowance

of $
98.5

million, as

of December

31, 2024.

The decrease

in the

net deferred

tax asset

was mainly

related to
the usage of

alternative minimum

tax credits. Meanwhile,

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
See Note 20

– “Income Taxes,”

to the audited

consolidated financial statements

included in the

2024 Annual Report

on Form 10-K
for information

on the

tax treatment

of net

operating loss

(“NOL”) carryforwards

and dividend

received deduction

under the

PR Tax
Code and the limitation under Section 382 of the U.S. Internal Revenue

Code.
The Corporation

accounts for

uncertain tax

positions under

the provisions

of ASC

Topic

740, “Income

Taxes.”

The Corporation’s
policy

is

to

report

interest

and

penalties

related

to

unrecognized

tax

positions

in

income

tax

expense.

As

of

March

31,

2025,

the
Corporation had

$
0.4

million in

uncertain tax

positions, which

includes $
0.1

million of

accrued interest

and penalties,

acquired from
BSPR, which, if

recognized, would

decrease the

effective income

tax rate in

future periods.

The amount

of unrecognized

tax benefits
may increase or

decrease in the future

for various reasons,

including adding amounts

for current tax year

positions, expiration of

open
income

tax returns

due

to the

statute of

limitations,

changes

in management’s

judgment about

the level

of uncertainty,

the status

of
examinations,

litigation

and

legislative activity,

and

the addition

or elimination

of uncertain

tax positions.

The statute

of limitations
under the

PR Tax

Code is

four years

after a

tax return

is due

or filed,

whichever is

later; the

statute of

limitations for

U.S. and

USVI
income

tax

purposes

is

three

years

after

a

tax

return

is

due

or

filed,

whichever

is

later.

The

completion

of

an

audit

by

the

taxing
authorities

or

the

expiration

of

the

statute

of

limitations

for

a

given

audit

period

could

result

in

an

adjustment

to

the Corporation’s
liability for

income taxes. Any

such adjustment could

be material to

the results of

operations for any

given quarterly

or annual period
based, in part, upon

the results of operations

for the given period.

For U.S. and USVI

income tax purposes,

all tax years subsequent

to
2020 remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2019 remain open to examination.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
55
NOTE 15 –

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
See Note 23 –

“Fair Value,”

to the audited consolidated

financial statements included

in the 2024 Annual

Report on Form 10-K

for
a description of the valuation methodologies used to measure financial instruments at fair value on a recurring basis.

There

were

no

transfers

of

assets

and

liabilities

measured

at

fair

value

between

Level

1

and

Level

2

measurements

during

the
quarters ended March 31, 2025 and 2024.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of the indicated dates:
As of March 31, 2025 As of December 31, 2024
Fair Value Measurements Using

Fair Value Measurements Using

Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
(In thousands)
Assets:

Available-for-sale debt securities:
U.S. Treasury securities $
19,612
$
-
$
-
$
19,612
$
59,189
$
-
$
-
$
59,189
Noncallable U.S. agencies debt securities
-
445,864
-
445,864
-
533,296
-
533,296
Callable U.S. agencies debt securities
-
1,212,507
-
1,212,507
-
1,307,035
-
1,307,035
MBS
-
2,628,268
4,034
(1)
2,632,302
-
2,658,967
4,195
(1)
2,663,162
Puerto Rico government obligation
-
-
1,599
1,599
-
-
1,620
1,620
Other investments
-
-
1,000
1,000
-
-
1,000
1,000

Equity securities
4,956
-
-
4,956
4,886
-
-
4,886

Derivative assets
-
319
-
319
-
318
-
318
Liabilities:

Derivative liabilities
-
262
-
262
-
150
-
150
(1) Related to private label MBS.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
56

The table below presents a reconciliation of the

beginning and ending balances of all assets measured at fair value on a recurring
basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2025 and 2024:
Quarter Ended March 31,
Level 3 Available-for-Sale

Debt Securities
(1)

2025 2024
(In thousands)
Beginning balance $
6,815
$
6,200

Total gains:

Included in other comprehensive income (unrealized)
46
239

Included in earnings (unrealized)
(2)
5
69

Principal repayments and amortization
(233)
(233)
Ending balance $
6,633
$
6,275
(1) Amounts mostly related to private label MBS.
(2)
Changes in unrealized gains included in earnings were recognized within provision for credit losses - expense and

relate to assets still held as of the reporting date.

The

tables

below

present

quantitative

information

for

significant

assets

measured

at

fair

value

on

a

recurring

basis

using
significant unobservable inputs (Level 3) as of the indicated dates:
March 31, 2025
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average
Minimum

Maximum
(Dollars in thousands)
Available-for-sale

debt securities:

Private label MBS
$
4,034
Discounted cash flows Discount rate
16.2%
16.2%
16.2%
Prepayment rate
1.6%
3.1%
2.5%
Projected cumulative loss rate
0.1%
9.8%
4.2%

Puerto Rico government obligation
$
1,599
Discounted cash flows Discount rate
11.6%
11.6%
11.6%
Projected cumulative loss rate
24.0%
24.0%
24.0%

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
57
Additionally, fair value

is used on a non-recurring basis to evaluate certain assets in accordance with GAAP.

For the quarters ended March 31, 2025 and 2024, the Corporation recorded losses or valuation adjustments for assets recognized at
fair value on a non-recurring basis and still held at the respective reporting dates,

as shown in the following table:
Carrying value as of March 31,
Related to losses recorded for the Quarter Ended
March 31,
2025 2024 2025 2024
(In thousands)
Level 3:
Loans receivable

(1)
$
4,647
$
9,654
$
(164)
$
(41)
OREO
(2)
335
859
(24)
(163)
(1)
Consists mainly of

collateral dependent

commercial and construction

loans. The

Corporation generally

measured losses

based on the

fair value of

the collateral.

The Corporation derived
the fair values from

external appraisals that

took into consideration

prices in observed

transactions involving similar

assets in similar

locations but adjusted

for specific characteristics

and
assumptions of the collateral (e.g.,

absorption rates), which are not

market observable. The adjustment applied

was of
22
% for the quarter ended March

31, 2025. There were no significant
adjustments applied on appraisals for the quarter ended March 31,

2024.
(2)
The Corporation

derived the

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

OREO portfolio. The adjustments

applied ranged from
2
% to
24
% for the quarter

ended March 31, 2025

and from
2
% to
21
% for the quarter ended March 31, 2024.

See Note 23 –

“Fair Value,”

to the audited

consolidated financial statements

included in the

2024 Annual Report

on Form 10-K

for
qualitative

information

regarding

the

fair

value

measurements

for

Level

3

financial

instruments

measured

at

fair

value

on

a
nonrecurring basis.

The

following

tables

present

the

carrying

value,

estimated

fair

value

and

estimated

fair

value

level

of

the

hierarchy

of

financial
instruments as of the indicated dates:
Total Carrying Amount
in Statement of
Financial Condition as
of March 31, 2025
Fair Value Estimate as

of
March 31, 2025 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money market investments

(amortized cost)
$
1,328,275
$
1,328,275
$
1,328,275
$
-
$
-
Available-for-sale debt

securities (fair value)
4,312,884
4,312,884
19,612
4,286,639
6,633
Held-to-maturity debt securities:

Held-to-maturity debt securities (amortized cost)
312,807

Less: ACL on held-to-maturity debt securities
(843)

Held-to-maturity debt securities, net of ACL
$
311,964
305,501
-
209,493
96,008
Equity securities (amortized cost)
39,857
39,857
-
39,857
(1)
-
Other equity securities (fair value)
4,956
4,956
4,956
-
-
Loans held for sale (lower of cost or market)
14,713
14,865
-
14,865
-
Loans held for investment:

Loans held for investment (amortized cost)
12,675,398

Less: ACL for loans and finance leases
(247,269)

Loans held for investment, net of ACL
$
12,428,129
12,315,996
-
-
12,315,996
MSRs (amortized cost)
24,624
42,613
-
-
42,613
Derivative assets (fair value)

(2)
319
319
-
319
-
Liabilities:
Deposits (amortized cost) $
16,822,529
$
16,821,966
$
-
$
16,821,966
$
-
Long-term advances from the FHLB (amortized cost)
320,000
321,366
-
321,366
-
Junior subordinated debentures (amortized cost)
11,143
11,142
-
-
11,142
Derivative liabilities (fair value)

(2)
262
262
-
262
-
(1) Includes FHLB stock with a carrying value of $
26.0

million, which is considered restricted.
(2) Includes interest rate swap agreements and forward contracts.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
58

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
(2) Includes interest rate swap agreements, forward contracts and interest rate lock commitments.
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
59
NOTE 16 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition

In accordance with

ASC Topic

606, “Revenue from

Contracts with Customers” (“ASC

Topic

606”), revenues are

recognized when
control

of

promised

goods

or

services

is

transferred

to

customers

and

in

an

amount

that

reflects

the

consideration

to

which

the
Corporation expects to be

entitled in exchange for those

goods or services. At contract

inception, once the contract is

determined to be
within the

scope of

ASC Topic

606, the

Corporation assesses

the goods

or services

that are

promised within

each contract,

identifies
the

respective

performance

obligations,

and

assesses

whether

each

promised

good

or

service

is

distinct.

The

Corporation

then
recognizes

as revenue

the amount

of the

transaction price

that is

allocated to

the respective

performance obligation

when (or

as) the
performance obligation is satisfied.
Disaggregation of Revenue

The

following

tables

summarize

the

Corporation’s

revenue,

which

includes

net

interest

income

on

financial

instruments

that

is
outside

of

ASC

Topic

606

and

non-interest

income,

disaggregated

by

type

of

service

and

business

segment

for

the

quarters

ended
March 31, 2025 and 2024:

Quarter ended March 31, 2025
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
17,586
$
143,015
$
42,809
$
(27,659)
$
20,789
$
15,857
$
212,397
Service charges and fees on deposit accounts
-
7,315
1,441
-
142
742
9,640
Insurance commission income
-
5,585
-
-
39
181
5,805
Card and processing income
-
9,450
404
-
22
1,599
11,475
Other service charges and fees
20
1,580
19
-
282
140
2,041
Not in scope of ASC Topic

606

(1)
3,562
2,263
393
151
369
35
6,773

Total non-interest income
3,582
26,193
2,257
151
854
2,697
35,734
Total Revenue (Loss) $
21,168
$
169,208
$
45,066
$
(27,508)
$
21,643
$
18,554
$
248,131

Quarter ended March 31, 2024
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
18,146
$
133,139
$
37,576
$
(24,690)
$
17,985
$
14,364
$
196,520
Service charges and fees on deposit accounts
-
7,617
1,156
-
148
741
9,662
Insurance commission income
-
5,234
-
-
56
217
5,507
Card and processing income
-
9,639
224
-
78
1,371
11,312
Other service charges and fees
58
1,817
102
-
621
141
2,739
Not in scope of ASC Topic

606
(1)
3,063
1,412
170
111
4
3
4,763

Total non-interest income
3,121
25,719
1,652
111
907
2,473
33,983
Total Revenue (Loss) $
21,267
$
158,858
$
39,228
$
(24,579)
$
18,892
$
16,837
$
230,503
(1)
Most of

the Corporation’s

revenue is

not within

the scope

of ASC

Topic

606. The

guidance explicitly

excludes net

interest income

from financial

assets and
liabilities, as well as other non-interest income from loans,

leases, investment securities and derivative financial instruments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
60
For

the

quarters

ended

March

31,

2025

and

2024,

most

of

the

Corporation’s

revenue

within

the

scope

of

ASC

Topic

606

was
related to performance obligations satisfied at a point in time.
See

Note

24

–

“Revenue

from

Contracts

with

Customers,”

to

the

audited

consolidated

financial

statements

included

in

the

2024
Annual Report on Form 10-K for a discussion of major revenue streams under the scope of ASC Topic 606.

Contract Balances
As

of

March

31,

2025

and

December

31,

2024,

the

Corporation

had
no

contract

assets

recorded

in

its

consolidated

financial
statements. In addition, the balances of contract liabilities as of those dates were not significant.
Other

The Corporation

also did

not have

any material contract

acquisition costs

and did

not make

any significant

judgments or

estimates
in recognizing revenue for financial reporting purposes.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
61
NOTE 17 – SEGMENT INFORMATION
The Corporation’s

operating segments

are based

primarily on

the Corporation’s

lines of

business for

its operations

in Puerto

Rico,
the

Corporation’s

principal

market,

and

by

geographic

areas

for

its

operations

outside

of

Puerto

Rico.

As

of

March

31,

2025,

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
Prior period segment results

have been recast to

reflect certain refinements made

to enhance internal reporting

described in Note 25
– “Segment

Information”

to the

audited consolidated

financial statements

included

in the

2024 Annual

Report on

Form 10-K.

Also,
see Note

1 –

“Nature of

Business and

Summary of

Significant Accounting

Policies” to

the audited

consolidated financial

statements
included in the 2024

Annual Report on Form

10-K for the accounting

policies of the segments and

information related to the

adoption
of ASU 2023-07.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
62

The following tables present information about the reportable segments for the indicated periods:
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Quarter ended March 31, 2025:
Interest income $
32,064
$
105,753
$
61,872
$
32,638
$
37,400
$
7,338
$
277,065
Net (charge) credit for transfer of funds
(14,478)
75,097
(15,280)
(54,717)
(1,039)
10,417
-
Interest expense
-
(37,835)
(3,783)
(5,580)
(15,572)
(1,898)
(64,668)
Net interest income (loss)
17,586
143,015
42,809
(27,659)
20,789
15,857
212,397
Provision for credit losses - expense (benefit)
676
20,020
2,654
(5)
849
616
24,810
Non-interest income

3,582
26,193
2,257
151
854
2,697
35,734
Non-interest expenses:

Employees’ compensation and benefits
6,972
36,619
5,764
1,140
6,999
4,643
62,137

Occupancy and equipment
1,517
15,129
1,604
173
1,878
2,329
22,630

Business promotion
203
2,320
218
170
273
94
3,278

Professional fees
1,540
6,244
1,042
348
948
1,364
11,486

Taxes, other than income taxes
471
4,394
605
120
117
171
5,878

FDIC deposit insurance
415
778
668
-
237
138
2,236

Net (gain) loss on OREO operations
(1,096)
-
36
-
-
(69)
(1,129)

Credit and debit card processing expenses
-
4,002
260
-
2
846
5,110

Other non-interest expenses
(1)
972
6,733
1,412
648
711
920
11,396

Total non-interest expenses
10,994
76,219
11,609
2,599
11,165
10,436
123,022

Segment income (loss)
$
9,498
$
72,969
$
30,803
$
(30,102)
$
9,629
$
7,502
$
100,299
Average interest-earning assets $
2,156,558
$
4,056,039
$
3,550,790
$
5,730,140
$
2,391,708
$
426,092
$
18,311,327

Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Quarter ended March 31, 2024:
Interest income $
31,557
$
104,644
$
62,150
$
28,058
$
34,765
$
7,331
$
268,505
Net (charge) credit for transfer of funds
(13,411)
66,558
(20,538)
(39,630)
(2,238)
9,259
-
Interest expense
-
(38,063)
(4,036)
(13,118)
(14,542)
(2,226)
(71,985)
Net interest income (loss)
18,146
133,139
37,576
(24,690)
17,985
14,364
196,520
Provision for credit losses - (benefit) expense

(266)
15,911
(2,926)
(69)
82
(565)
12,167
Non-interest income
3,121
25,719
1,652
111
907
2,473
33,983
Non-interest expenses:

Employees’ compensation and benefits
6,751
34,987
4,918
992
7,273
4,585
59,506

Occupancy and equipment
1,423
14,288
1,361
200
1,924
2,185
21,381

Business promotion
232
2,772
234
216
235
153
3,842

Professional fees
2,330
6,957
939
317
1,087
1,046
12,676

Taxes, other than income taxes
419
3,890
437
95
128
160
5,129

FDIC deposit insurance
574
1,071
917
-
311
229
3,102

Net (gain) loss on OREO operations
(1,523)
-
46
-
-
25
(1,452)

Credit and debit card processing expenses
-
4,811
194
-
2
744
5,751

Other non-interest expenses
(1)
817
6,601
1,505
604
629
832
10,988

Total non-interest expenses
11,023
75,377
10,551
2,424
11,589
9,959
120,923

Segment income (loss)
$
10,510
$
67,570
$
31,603
$
(26,934)
$
7,221
$
7,443
$
97,413
Average interest-earning assets $
2,132,484
$
3,990,853
$
3,498,479
$
5,900,300
$
2,087,816
$
413,229
$
18,023,161
(1) Consists of communication expenses and the expense categories described in Note 19 - “Other Non-Interest Expenses,” to the audited consolidated financial statements included in the 2024 Annual Report on Form 10-K.

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:
Quarter Ended March 31,
2025 2024
(In thousands)
Average assets:
Total average interest-earning assets for segments

$
18,311,327
$
18,023,161
Average non-interest-earning assets
(1)
795,775
835,138

Total consolidated average assets
$
19,107,102
$
18,858,299
(1)
Includes, among other things, non-interest-earning cash, premises and equipment, net deferred tax asset, ROU assets, and accrued interest receivable on loans and investments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
63
NOTE 18 – SUPPLEMENTAL

STATEMENTS

OF CASH FLOWS INFORMATION

Supplemental statements of cash flows information is as follows for the indicated periods:

Quarter Ended March 31,
2025 2024
(In thousands)
Cash paid for:

Interest

$
68,412
$
67,322

Income tax

15,401
-

Operating cash flow from operating leases
4,408
4,362
Non-cash investing and financing activities:

Additions to OREO
1,455
1,213

Additions to auto and other repossessed assets
15,407
15,710

Capitalization of servicing assets
641
460

Loan securitizations
41,518
24,266

Loans held for investment transferred to held for sale
-
118

Right-of-use assets obtained in exchange for operating lease liabilities,

net of lease terminations
99
3,926

Payable related to unsettled common stock repurchases
286
-

Redemption of investments in FBP Statutory Trusts
1,517
-

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
64
NOTE 19 – REGULATORY

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

2025 and

December 31,

2024,

the Corporation

and FirstBank

exceeded

the minimum

regulatory
capital

ratios

for

capital

adequacy

purposes and

FirstBank exceeded

the minimum

regulatory

capital ratios

to

be considered

a

well-
capitalized

institution

under

the

regulatory

framework

for

prompt

corrective

action.

As

of

March

31,

2025,

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
The regulatory capital position of the Corporation and FirstBank as of

March 31, 2025 and December 31, 2024 were as follows:

Regulatory Requirements
Actual For Capital Adequacy Purposes
To be Well

-Capitalized
Thresholds

Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
As of March 31, 2025
Total Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,366,470
17.96
% $
1,054,347
8.0
% N/A N/A

FirstBank
$
2,315,631
17.58
% $
1,054,043
8.0
% $
1,317,554
10.0
%
CET1 Capital (to Risk-Weighted Assets)

First BanCorp.
$
2,190,351
16.62
% $
593,070
4.5
% N/A N/A

FirstBank
$
2,050,369
15.56
% $
592,899
4.5
% $
856,410
6.5
%
Tier I Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,190,351
16.62
% $
790,760
6.0
% N/A N/A

FirstBank
$
2,150,369
16.32
% $
790,532
6.0
% $
1,054,043
8.0
%
Leverage ratio

First BanCorp.
$
2,190,351
11.20
% $
782,277
4.0
% N/A N/A

FirstBank
$
2,150,369
11.00
% $
782,027
4.0
% $
977,533
5.0
%
As of December 31, 2024
(1)
Total Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,404,581
18.02
% $
1,067,380
8.0
% N/A N/A

FirstBank
$
2,369,441
17.76
% $
1,067,033
8.0
% $
1,333,791
10.0
%
CET1 Capital (to Risk-Weighted Assets)

First BanCorp.
$
2,177,748
16.32
% $
600,401
4.5
% N/A N/A %

FirstBank
$
2,102,512
15.76
% $
600,206
4.5
% $
866,964
6.5
%
Tier I Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,177,748
16.32
% $
800,535
6.0
% N/A N/A

FirstBank
$
2,202,512
16.51
% $
800,275
6.0
% $
1,067,033
8.0
%
Leverage ratio

First BanCorp.
$
2,177,748
11.07
% $
786,937
4.0
% N/A N/A

FirstBank
$
2,202,512
11.20
% $
786,712
4.0
% $
983,390
5.0
%
(1)
As of December 31, 2024, capital

ratios reflect the delay in the full

effect of CECL.

The Corporation elected the option provided by

the interim final rule issued by

the federal banking agencies on March 31,

2020, in response to the impact of
COVID-19,

to temporarily delay the effects of CECL on regulatory capital during a five-year transition period which ended on January 1, 2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
65
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
of March 31, 2025,

commitments to extend

credit amounted to approximately

$
2.1

billion, of which $
0.8

billion relates to retail

credit
card

loans.

In

addition,

commercial

and

financial

standby

letters

of

credit

as

of

March

31,

2025

amounted

to

approximately

$
62.3
million.
Contingencies
As

of

March

31,

2025,

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

2025,

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

2024. As of

March 31,

2025, the Corporation’s

total estimated FDIC

special assessment

amounted to

$
7.4
million, of which $
3.2

million has been paid. The Corporation

continues to monitor the FDIC’s

estimated loss to the DIF,

which could
affect the amount of its accrued liability.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
66
NOTE 20 – FIRST BANCORP.

(HOLDING COMPANY

ONLY) FINANCIAL

INFORMATION

The following condensed

financial information presents

the financial position

of First BanCorp.

at the holding

company level only
as of March 31, 2025 and December 31, 2024, and the results of its operations for the quarters ended March 31, 2025 and 2024:
Statements of Financial Condition
As of March 31, As of December 31,
2025 2024
(In thousands)
Assets
Cash and due from banks $
26,114
$
13,295
Equity securities
1,425
1,275
Investment in First Bank Puerto Rico, at equity
1,739,360
1,694,000
Investment in First Bank Insurance Agency,

at equity
27,464
24,121
Investment in FBP Statutory Trust I
(1)
333
1,289
Investment in FBP Statutory Trust II
(1)
-
561
Dividends receivable
610
619
Other assets
702
459
Total assets $
1,796,008
$
1,735,619
Liabilities and Stockholders’ Equity
Liabilities:
Long-term borrowings
(1)
$
11,143
$
61,700
Accounts payable and other liabilities
5,523
4,683
Total liabilities
16,666
66,383
Stockholders’ equity
1,779,342
1,669,236
Total liabilities and stockholders’

equity
$
1,796,008
$
1,735,619
(1)
During the first

quarter of 2025,

the Corporation redeemed

$
50.6

million of outstanding

TruPS, that resulted

in the full

redemption of the

remaining $
18.6

million (or $
18.0

million after
excluding the Corporation’s

interest in the

Trust of

approximately $
0.6

million) in TruPS

issued by FBP

Statutory Trust

II and

reduced the outstanding

amount of TruPS

issued by FBP
Statutory

Trust

I

by

$
32.0

million

(or

$
31.0

million

after

excluding

the

Corporation’s

interest

in

the

Trust

of

approximately

$
1.0

million),

as

further

explained

in

Note

6

–

“Non-
Consolidated Variable

Interest Entities (“VIEs”) and Servicing Assets”.

Statements of Income

Quarter Ended March 31,
2025 2024
(In thousands)
Income

Interest income on money market investments

$
94
$
63

Dividend income from banking subsidiaries
117,457
80,917

Other income
29
101

Total income
117,580
81,081
Expense

Interest expense on long-term borrowings
981
3,350

Other non-interest expenses
478
439

Total expense
1,459
3,789
Income before income taxes and equity in undistributed

earnings of subsidiaries
116,121
77,292
Income tax expense
1
1
Equity in undistributed earnings of subsidiaries (distribution in excess of earnings)
(39,061)
(3,833)
Net income $
77,059
$
73,458
Other comprehensive income (loss), net of tax
84,061
(15,065)
Comprehensive income $
161,120
$
58,393

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

2024 (the

“2024 Annual

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
EXECUTIVE SUMMARY
First BanCorp. is

a diversified financial

holding company headquartered

in San Juan, Puerto

Rico, offering a

full range of financial
products to

consumers and

commercial customers

through various

subsidiaries. First

BanCorp.

is the

holding company

of FirstBank
Puerto

Rico

(“FirstBank”

or the

“Bank”)

and

FirstBank

Insurance

Agency.

Through

its wholly

-owned

subsidiaries,

the Corporation
operates

in

Puerto

Rico,

the

United

States

Virgin

Islands

(“USVI”),

the

British

Virgin

Islands

(“BVI”),

and

the

state

of

Florida,
concentrating on

commercial banking,

residential mortgage loans,

credit cards, personal

loans, small loans,

auto loans and

leases, and
insurance agency activities.
Recent Developments
Economy and Market Update
The Corporation

started the

year with

a strong

first quarter

,

showcasing

margin

expansion,

positive

operating

leverage, and

solid
profitability metrics.

In the

first quarter

of 2025,

the Corporation

reported a

net income

of $77

million and

a return

on average

assets
of

1.64%.

Additionally,

core

customer

deposits

rose

by

$29

million

during

the

quarter,

inclusive

of

a

$70

million

increase

in

non-
interest-bearing

deposits.

Stable

deposit

trends

enabled

the

Corporation

to

redeploy

investment

portfolio

cash

flows

into

higher-
yielding

assets

while

improving

its

funding

profile

by

reducing

higher-cost

wholesale

borrowings.

Credit

performance

remained
relatively stable, and credit normalization trends are expected to continue

.
Depending

on the

timing

and extent

of the

Federal

Reserve (the

“FED”) rate

cuts in

the second

half of

the year,

the Corporation
projects

that

the

net

interest

margin

will

keep

improving

throughout

the

rest

of

2025.

The

Corporation

expects

to

receive
approximately $1.

5

billion in

cash flows

from the

investment portfolio

during the

next twelve

months,

which will

be reinvested

into
loans, higher yielding

securities, or used

to further reduce higher-cost

borrowings. Additionally,

the Corporation aims

to achieve mid-
single-digit growth in the commercial, construction, and residential mortgage loan portfolios for the year.

Despite growing concerns

about global trade,

tariffs, and other

potential policy changes

affecting markets globally,

the Corporation
remains committed to its disciplined approach of delivering consistent results and creating value for all stakeholders.
Capital Deployment Actions
During the first

quarter of 2025,

the Corporation delivered

approximately $102.0 million,

or over 100%

of first quarter earnings,

in
the form of

capital deployment actions

that included the

$50.6 million redemption

of outstanding trust-preferred

securities (“TruPS”),
$29.6 million in common stock dividends declared, and $21.8 million in repurchases of common stock.
From April 1, 2025

to May 5, 2025, the Corporation

repurchased approximately 1.6 million

shares of common stock

for a total cost
of approximately

$27.7 million.

In the

aggregate, as

of May

5, 2025,

the Corporation

has remaining

authorization

of approximately
$100.0 million.

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

2024

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

and (iii) income taxes. For more

information regarding
valuation

of financial

instruments and

income tax

policies, assumptions,

and judgments,

see “Critical

Accounting

Estimates” in

Part
II,

Item

7,

“Management’s

Discussion

and

Analysis

of

Financial

Condition

and

Results

of

Operations

(“MD&A”),”

in

the

2024
Annual

Report

on

Form

10-K.

The

“Risk

Management

–

Credit

Risk

Management”

section

of

this

MD&A

details

the

policies,
assumptions, and

judgments related

to the

ACL. Actual

results could

differ

from estimates

and assumptions

if different

outcomes or
conditions prevail.
Overview of Results of Operations
The

Corporation’s

results

of

operations

depend

primarily

on

its

net

interest

income,

which

is

the

difference

between

the

interest
income

earned

on

its

interest-earning

assets,

including

investment

securities

and

loans,

and

the

interest

expense

incurred

on

its
interest-bearing

liabilities,

including

deposits

and

borrowings.

Net

interest

income

is

affected

by

various

factors,

including

the
following:

(i)

the

interest

rate

environment;

(ii)

the

volumes,

mix,

and

composition

of

interest-earning

assets,

and

interest-bearing
liabilities; and

(iii) the

repricing

characteristics of

these assets

and liabilities.

The Corporation

’s

results of

operations also

depend on
the

provision

for

credit

losses,

non-interest

expenses

(such

as

personnel,

occupancy,

professional

service

fees,

the

FDIC

insurance
premium,

and

other

costs),

non-interest

income

(mainly

service

charges

and

fees

on

deposits,

cards

and

processing

income,

and
insurance income), gains (losses) on mortgage banking activities, and income taxes.
The

Corporation

had

net

income

of

$77.1

million

($0.47

per

diluted

common

share)

for

the

quarter

ended

March

31,

2025,
compared to $73.5

million ($0.44 per

diluted common

share), for the

quarter ended March

31, 2024. Other

relevant selected financial
indicators for the periods presented are included below:
Quarter Ended March 31,
2025 2024
Key Performance Indicator:
(1)
Return on Average

Assets
(2)
1.64% 1.56%
Return on Average

Common Equity
(3)
17.90 19.56
Efficiency Ratio
(4)
49.58 52.46
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

The key drivers

of the Corporation’s

GAAP financial results

for the quarter

ended March 31,

2025, compared to

the first quarter of
2024, include the following:
●
Net interest

income for

the quarter

ended March

31, 2025

increased by $15.9

million to $212.4

million, compared

to $196.5
million for

the first

quarter of

2024. Net

interest margin

for the

first quarter

of 2025

increased by

36 basis

points (“bps”)

to
4.52%,

driven

by

a

change

in

asset

mix

associated

with

the

deployment

of

cash

flows

from

lower-yielding

investment
securities to

higher-yielding

interest-earning

assets, and

a decrease

in the

cost of

interest-bearing

liabilities. See

“Results of
Operations – Net Interest Income”

below for additional information.
●
The provision for credit

losses on loans, finance

leases, unfunded loan commitments

and debt securities for the

quarter ended
March

31,

2025

was

$24.8

million,

compared

to

$12.2

million

for

the

first

quarter

of

2024.

The

increase

in

the

provision
expense was

impacted by,

among other

things, a

$12.1 million

decrease in

recoveries associated

with the

bulk sales

of fully
charged-off consumer loans and

finance leases and a recovery of a commercial and industrial (“C&I”)

loan in the Puerto Rico
region

during

the first

quarter

of

2024,

and

a

$2.7

million

increase

in

qualitative

adjustments

due

to

the

uncertainty

in

the
economic environment.
Net

charge-offs

totaled

$21.4

million

for

the

quarter

ended

March

31,

2025,

or

an

annualized

0.68%

of

average

loans,
compared to $11.2 million,

or an annualized 0.37% of average loans,

for the first quarter of 2024. Net

charge-offs for the first
quarter of

2025 and

2024 include

$2.4 million

and $9.5

million, respectively,

in recoveries

associated with

the bulk

sales of
fully charged

-off consumer

loans and

finance leases

during such

periods, which

reduced by

8 bps

and 31

bps, respectively,
the ratio

of total

net charge

-offs to

average loans.

The increase

in net

charge-offs

was also

impacted by

the aforementioned
$5.0 million recovery

associated with a

C&I loan during

the first quarter

of 2024. See “Results

of Operations –

Provision for
Credit Losses” and “Risk Management” below for analyses of the ACL and non-performing assets and related ratios.
●
Non-interest

income

for

the

quarter

ended

March

31,

2025

increased

by

$1.7

million,

mainly

due

to

higher

realized

gains
from purchased income tax credits.
●
Non-interest

expenses

for

the

quarter

ended

March

31,

2025

increased

by

$2.1

million

to

$123.0

million,

mainly

in
employees’

compensation

and

benefits

expenses,

due

to

an increase

in bonuses.

See

“Results of

Operations

– Non-Interest
Expenses” below for additional information.

●
Income tax expense decreased

to $23.2 million for the

first quarter of 2025, compared

to $23.9 million for the

same period in
2024.

The Corporation’s

estimated effective

tax rate,

excluding entities

with pre-tax

losses from

which a

tax benefit

cannot
be recognized and

discrete items, decreased

to 23.7% for the

first quarter of

2025, compared to

24.3% for the

same period of
2024.

The decrease

in effective

tax rate

was due

to a

higher

proportion

of exempt

to taxable

income. See

“Income

Taxes”
below and Note 14 – “Income Taxes

,” to the unaudited consolidated financial statements herein for additional information.

●
As of March

31, 2025,

total assets were

approximately $19.1

billion, a decrease

of $185.9 million

from December

31, 2024,
primarily related

to cash inflows

received from repayments

from the investment

securities and loan

portfolios that

were used
for

the

repayment

of

long-term

borrowings,

fund

the

decrease

in

total

deposits,

and

support

capital

deployment

actions,
partially offset by the increase in the fair value of available

-for-sale debt securities due to changes in market interest rates.
●
As of March

31, 2025, total

liabilities were $17.3

billion, a decrease

of $296.0 million

from December 31,

2024, mainly due
to a $230.6 million decrease in

borrowings and a $48.8 million decrease

in total deposits, mainly in government

deposits. See
“Risk Management – Liquidity Risk” below for additional information about the Corporation’s funding

sources and strategy.
●
The

Corporation’s

primary

sources

of

funding

are

consumer

and

commercial

core

deposits,

which

exclude

government
deposits and brokered

certificates of deposit (“CDs”).

As of March

31, 2025, these core

deposits, amounting to

$12.9 billion,
funded 67.50% of

total assets. Excluding

fully collateralized government

deposits, estimated uninsured

deposits amounted to
$4.6

billion

as

of

March

31,

2025.

The

Corporation

had

approximately

$2.7

billion

in

cash

and

cash

equivalents

and

free
high-quality liquid securities.

In addition, as of

March 31, 2025, the

Corporation had approximately

$2.6 billion available for
funding

under

the

FED’s

Discount

Window

and

$862.2

million

available

for

additional borrowing

capacity

on

the

Federal
Home

Loan

Bank

(“FHLB”)

lines

of

credit based

on collateral

pledged

at

these

entities. In

the aggregate,

as of

March

31,
2025, the

Corporation had

$6.2 billion,

or 133%

of estimated

uninsured deposits

(excluding fully

collateralized government
deposits),

available to meet liquidity

needs. See “Risk Management

– Liquidity Risk” below

for additional information about
the Corporation’s funding

sources and strategy.

●
As

of

March

31,

2025,

the

Corporation’s

total

stockholders’

equity

was

$1.8

billion,

an

increase

of

$110.1

million

from
December

31,

2024.

The

increase

was

driven

by

an

$84.1

million

increase

in

the

fair

value

of

available-for-sale

debt
securities recorded as

part of accumulated other

comprehensive loss in the

consolidated statements of

financial condition and
the net income

generated in

the first quarter

of 2025, partially

offset by

common stock dividends

declared in the

first quarter
of

2025

totaling

$29.6

million

or

$0.18

per

common

share,

and

$21.8

million

in

common

stock

repurchases.

The
Corporation’s

CET1

capital,

tier

1

capital,

total

capital,

and

leverage

ratios

were

16.62%,

16.62%,

17.96%,

and

11.20%,
respectively,

as

of

March

31,

2025,

compared

to

CET1

capital,

tier

1

capital,

total

capital,

and

leverage

ratios

of

16.32%,
16.32%,

18.02%,

and

11.07%,

respectively,

as

of

December

31,

2024.

See

“Risk

Management

–

Capital”

below

for
additional information.
●
Total

loan

production,

including

purchases,

refinancings,

renewals,

and

draws

from

existing

revolving

and

non-revolving
commitments,

decreased

by

$24.7

million

to

$1.2

billion

for

the

quarter

ended

March

31,

2025,

as

compared

to

the

first
quarter of 2024. See “Results of Operations – Loan Production”

below for additional information.
●
Total

non-performing

assets

were

$129.4

million

as

of

March

31,

2025,

an

increase

of

$11.1

million

from

December

31,
2024,

mainly due to

the inflow to nonaccrual

status of a $12.6

million commercial mortgage

loan in the

Florida region in

the
hospitality

industry

during

the

first

quarter

of

2025.

See

“Risk

Management

–

Nonaccrual

Loans

and

Non-Performing
Assets” below for additional information.
●
Adversely classified

commercial and

construction loans

increased by

$13.6 million

to $100.9

million as

of March

31, 2025,
compared to December

31, 2024, driven

by the downgrades

of two commercial

mortgage loans in

the Florida region

totaling
$18.3 million,

which consist

of the

aforementioned $12.6

million inflow

to nonaccrual

status and

a $5.7

million loan

in the
hotel industry,

partially offset by the upgrade of a $5.0 million commercial mortgage loan in the Puerto Rico region.

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
common

equity divided

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

March 31, 2025

did not include

any significant Special

Items. The

financial results for

the quarter ended

March 31,
2024 included the following Special Item:
FDIC Special Assessment Expense
-
A charge

of

$0.9

million

($0.6

million

after-tax,

calculated based

on

the

statutory

tax rate

of

37.5%)

was recorded

for the
quarter

ended

March

31,

2024

to

increase

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
Adjusted Net Income

– The following table

shows for the quarter

ended March 31, 2025

the reported net income

and reconciles for
the quarter

ended March

31, 2024,

net income

to adjusted

net income,

a non-GAAP

financial measure

that excludes

the Special

Item
identified above.
Quarter Ended March 31,
2025 2024
(In thousands)
Net income, as reported (GAAP) $ 77,059 $ 73,458
Adjustments:

FDIC special assessment expense - 947
Income tax impact of adjustments
(1)
- (355)
Adjusted net income (Non-GAAP) $ 77,059 $ 74,050
(1)
See “Adjusted Net Income and Adjusted

Non-Interest Expenses” above for the individual

tax impact related to the above adjustment,

which was based on the Puerto Rico

statutory tax rate
of 37.5%.

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

ended
March

31,

2025 was

$212.4 million,

compared

to

$196.5 million

for

the

comparable

period

in 2024.

On

a

tax-equivalent basis

and
excluding the changes in the

fair value of derivative instruments,

net interest income for the quarter

ended March 31, 2025 was $218.6
million, compared to $201.3 million for the comparable period in 2024.
The

following

tables

include a

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

“Non-GAAP
Financial Measures and Reconciliations” above.
Part I
Average volume Interest income (1)

/ expense
Average rate (1)
Quarter ended March 31, 2025 2024 2025 2024 2025 2024
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 1,111,087 $ 533,747 $ 12,205 $ 7,254 4.45% 5.45%
Government obligations
(2)
1,971,327 2,684,169 6,970 9,053 1.43% 1.35%
MBS 3,308,964 3,451,293 17,497 15,238 2.14% 1.77%
FHLB stock 32,661 34,635 790 854 9.81% 9.89%
Other investments 19,977 16,551 247 66 5.01% 1.60%
Total investments
(3)
6,444,016 6,720,395 37,709 32,465 2.37% 1.94%
Residential mortgage loans 2,841,918 2,810,304 41,484 40,473 5.92% 5.78%
Construction loans 232,295 218,854 5,596 4,537 9.77% 8.32%
C&I and commercial mortgage loans 5,806,929 5,504,782 99,759 99,074 6.97% 7.22%
Finance leases 901,768 863,685 17,854 17,127 8.03% 7.95%
Consumer loans 2,849,591 2,810,215 80,898 79,640 11.51% 11.37%
Total loans
(4)(5)
12,632,501 12,207,840 245,591 240,851 7.88% 7.91%

Total interest-earning assets
$ 19,076,517 $ 18,928,235 $ 283,300 $ 273,316 6.02% 5.79%
Interest-bearing liabilities:
Time deposits $ 3,048,778 $ 2,892,355 $ 25,468 $ 24,410 3.39% 3.39%
Brokered CDs 483,774 749,760 5,461 9,680 4.58% 5.18%
Other interest-bearing deposits 7,693,900 7,534,344 27,568 28,935 1.45% 1.54%
Advances from the FHLB 468,667 500,000 5,190 5,610 4.49% 4.50%
Other borrowings 53,892 161,700 981 3,350 7.38% 8.31%
Total interest-bearing liabilities $ 11,749,011 $ 11,838,159 $ 64,668 $ 71,985 2.23% 2.44%
Net interest income on a tax-equivalent basis and excluding
valuations - non-GAAP $ 218,632 $ 201,331
Interest rate spread 3.79% 3.35%
Net interest margin 4.65% 4.27%
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
(4)
Average loan balances include

the average of nonaccrual loans.
(5)
Interest income on loans includes

$5.4 million and $3.2 million

for the quarters ended March

31, 2025 and 2024, respectively,

of income from prepayment penalties

and late fees related to
the Corporation’s

loan portfolio.

The results

for the

first quarter

of 2025

include $0.7

million in

interest income

related to

prepayment

penalties

associated with

the payoff

of a

$73.8
million commercial mortgage loan, and higher income from late fees in the consumer loans and finance leases portfolios.

Part II Quarter Ended March 31,
2025 Compared to 2024
Variance due to:
Volume Rate Total
(In thousands)
Interest income on interest-earning assets:
Money market and other short-term investments $ 7,079 $ (2,128) $ 4,951
Government obligations (2,460) 377 (2,083)
MBS (674) 2,933 2,259
FHLB stock (48) (16) (64)
Other investments 16 165 181
Total investments 3,913 1,331 5,244
Residential mortgage loans 459 552 1,011
Construction loans 291 768 1,059
C&I and commercial mortgage loans 5,294 (4,609) 685
Finance leases 761 (34) 727
Consumer loans 1,123 135 1,258
Total loans 7,928 (3,188) 4,740
Total interest income $ 11,841 $ (1,857) $ 9,984
Interest expense on interest-bearing liabilities:
Time deposits $ 1,321 $ (263) $ 1,058
Brokered CDs (3,134) (1,085) (4,219)
Other interest-bearing deposits 583 (1,950) (1,367)
Advances from the FHLB (351) (69) (420)
Other borrowings (2,022) (347) (2,369)
Total interest expense (3,603) (3,714) (7,317)
Change in net interest income $ 15,444 $ 1,857 $ 17,301
Portions of the Corporation’s

interest-earning assets, mostly investments

in obligations of some U.S.

government agencies and U.S.
GSEs, generate

interest that

is exempt

from income

tax, principally

in Puerto

Rico. Also,

interest and

gains on

sales of

investments
held by

the Corporation’s

international banking

entities (“IBEs”)

are tax-exempt

under Puerto

Rico tax

law (see

Note 14

– “Income
Taxes”

to the

unaudited consolidated

financial statements

included herein

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
Quarter Ended March 31,
2025 2024
(Dollars in thousands)
Interest income - GAAP $ 277,065 $ 268,505
Unrealized loss (gain) on derivative instruments 3 (2)
Interest income excluding valuations - non-GAAP 277,068 268,503
Tax-equivalent adjustment 6,232 4,813
Interest income on a tax-equivalent basis

and excluding valuations - non-GAAP
$ 283,300 $ 273,316
Interest expense - GAAP $ 64,668 $ 71,985
Net interest income - GAAP $ 212,397 $ 196,520
Net interest income excluding valuations - non-GAAP $ 212,400 $ 196,518
Net interest income on a tax-equivalent basis

and excluding valuations - non-GAAP
$ 218,632 $ 201,331
Average Balances

Loans and leases $ 12,632,501 $ 12,207,840
Total securities, other short-term investments and interest-bearing cash balances
6,444,016 6,720,395
Average interest-earning assets $ 19,076,517 $ 18,928,235
Average interest-bearing liabilities $ 11,749,011 $ 11,838,159
Average assets
(1)
$ 19,107,102 $ 18,858,299
Average non-interest-bearing deposits $ 5,425,836 $ 5,308,531
Average Yield/Rate
Average yield on interest-earning assets - GAAP 5.89% 5.69%
Average rate on interest-bearing liabilities - GAAP 2.23% 2.44%
Net interest spread - GAAP 3.66% 3.25%
Net interest margin - GAAP 4.52% 4.16%
Average yield on interest-earning assets excluding valuations

- non-GAAP
5.89% 5.69%
Average rate on interest-bearing liabilities 2.23% 2.44%
Net interest spread excluding valuations

- non-GAAP
3.66% 3.25%
Net interest margin excluding valuations - non-GAAP 4.52% 4.16%
Average yield on interest-earning assets on a tax-equivalent basis and excluding
valuations - non-GAAP 6.02% 5.79%
Average rate on interest-bearing liabilities 2.23% 2.44%
Net interest spread on a tax-equivalent basis

and excluding valuations - non-GAAP
3.79% 3.35%
Net interest margin on a tax-equivalent basis and excluding

valuations - non-GAAP
4.65% 4.27%
(1) Includes, among other things, the ACL on loans and finance leases and debt securities, as well as unrealized gains and losses on available-for-sale debt securities.

Net

interest

income

amounted

to

$212.4

million

for

the

quarter

ended

March

31,

2025,

an

increase

of

$15.9

million,

when
compared to $196.5 million for the same period in 2024. The $15.9 million increase in net interest income consisted of:
●
A $7.3 million decrease in interest expense on interest-bearing liabilities consisting of:
●
A $4.5 million decrease in interest expense on interest-bearing deposits, consisting of:
-
A $4.2 million

decrease in interest

expense on brokered

CDs, mainly due

to a $3.1

million decrease associated

with
a $266.0 million

decrease in the

average balance,

and a $1.1

million decrease mainly

associated with new

issuances
at lower interest rates than maturing brokered CDs.
-
A $1.4

million decrease

in interest

expense on

interest-bearing checking

and saving

accounts, mainly

due to

a $2.6
million

decrease

driven

by

the

effect

of

lower

interest

rates

when

compared

to

the

same

period

in

2024,

partially
offset by a $1.2 million increase associated with a $159.6 million increase in the average balance.
Partially offset by:
- A
$1.1

million

increase

in interest

expense

on time

deposits,

excluding

brokered CDs,

driven

by a

$156.4 million
increase in the average balance.
●
A $2.8

million decrease

in interest

expense on

borrowings, consisting

of a

$2.4 million

decrease in

interest expense

on
junior

subordinated debentures,

driven by

the $100.0

million redemption

of these

debentures during

the second

half of
2024,

and

a

$0.4

million

decrease

in

interest

expense

on

FHLB

advances,

mainly

associated

with

a

$31.3

million
decrease

in

the

average

balance

due

to

the

$180.0

million

in

FHLB

advances

that

matured

and

were

repaid

in

March
2025.
●
A $5.0 million

increase in interest income

from interest-bearing

cash balances, driven

by a $577.3

million net increase

in the
average

balances,

which

consisted

primarily

of

deposits

maintained

at

the

FED,

which

more

than

compensated

for

the
reduction in the federal funds rate.
●
A $4.2 million increase in interest income on loans,

consisting of:
-
A $2.0

million

increase

in

interest

income

on

consumer

loans and

finance

leases,

due

to

higher

yields

and

higher
income from late fees, mainly in the auto loans portfolio,

and a $77.5 million increase in the average balance, mainly
auto loans and finance leases.
-
A $1.2

million increase

in interest

income on

commercial and

construction loans,

driven by

a $5.2

million increase
associated with

a $315.6

million increase

in the

average balance,

partially offset

by a

$4.0 million

net decrease

due
to the effect of

lower interest rates on the

downward repricing of variable-rate

loans, which was compensated in

part
by

$1.2

million

in

interest

income

recognized

during

the first

quarter

of

2025

as a

result of

the

payoff

of a

$73.8
million commercial

mortgage loan,

of which

$0.7 million

related to

prepayment penalties

and the

remainder to

the
acceleration of unamortized net deferred fees.
As

of

March

31,

2025,

the

interest

rate

on

approximately

52%

of

the

Corporation’s

commercial

and

construction
loans was

tied to

variable

rates, with

33% based

upon SOFR

of 3

months

or less,

11%

based upon

the Prime

rate
index,

and 8%

based on

other

indexes.

For

the first

quarter of

2025,

the

average one

-month

SOFR decreased

101
bps,

the average

three-month SOFR decreased

105 bps,

and the average

Prime rate decreased

100 bps,

compared to
the average rates during the first quarter of 2024.
-
A $1.0

million increase

in interest

income on

residential mortgage

loans,

in part

due to

a $31.6

million increase

in
the average balance.
Net interest margin

for the first quarter

of 2025 was

4.52%, an increase

of 36 bps,

compared to 4.16%

for the same

period in 2024.
The increase in the net

interest margin mostly reflects

a change in asset mix

associated with the deployment of cash

flows from lower-
yielding investment

securities to higher-yielding

interest-earning assets, and

a decrease in

the cost of

interest-bearing liabilities due

to
the effect of lower

interest rates on deposits and

the aforementioned redemption of

junior subordinated debentures.

These factors were
partially offset

by the

downward repricing

of variable-rate

commercial

loans and

a lower

federal funds

rate on

cash deposited

at the
FED.

Provision for Credit Losses
The provision

for credit

losses consists of

provisions for

credit losses on

loans and

finance leases,

unfunded loan

commitments, as
well as the debt securities portfolio. The principal changes in the provision for credit losses by main categories follow:
Provision for credit losses for

loans and finance leases
The

provision

for

credit

losses

for

loans

and

finance

leases

was

$24.8

million

for

the

first

quarter

of

2025,

compared

to

$12.9
million

for

the

first

quarter

of

2024.

The

provision

for

the

first

quarter

of

2025

includes

an

increase

of

$2.7

million

in

qualitative
adjustments due to the uncertainty in the economic environment. The variances by major portfolio category were as follows:
●
Provision

for

credit losses

for

the commercial

and

construction

loan

portfolios

was an

expense

of $4.6

million

for

the first
quarter of 2025,

compared to a

net benefit of

$2.6 million for

the first quarter

of 2024. The

expense recorded during

the first
quarter of

2025 was

driven by

the impact of

renewals of

lines of

credit, updated financial

information of

certain commercial
borrowers, and a deterioration

in the economic outlook

of the forecasted commercial

real estate (“CRE”) price

index.

The net
benefit

recorded

during

the

first

quarter

of

2024

was

driven

by

a

$5.0

million

recovery

of

a

C&I

loan

in

the

Puerto

Rico
region,

partially offset by increased volume.
●
Provision

for

credit losses

for

the consumer

loan

and

finance lease

portfolios

was an

expense

of $19.2

million

for

the first
quarter of 2025, compared

to an expense of $16.0

million for the first quarter

of 2024. The increase in

provision expense was
driven by a $7.1

million decrease in recoveries

associated with the bulk

sales of fully charged

-off loans and

the impact of the
aforementioned

higher

qualitative

adjustments,

partially

offset

by

lower

volume

and

improvements

in

macroeconomic
variables, mainly in the projection of the unemployment rate.
●
Provision for

credit losses

for the

residential mortgage

loan portfolio

was an

expense of

$1.0 million

for the

first quarter

of
2025, compared to a net benefit of $0.5 million for the first quarter of 2024.

Provision for credit losses for

unfunded loan commitments
The

provision

for

credit losses

for

unfunded

commercial

and

construction

loan

commitments and

standby

letters of

credit for

the
first quarter of 2025 was a net benefit of $63 thousand, compared to an expense of $0.3 million for the first quarter of 2024.

Provision for credit losses for

debt securities
The

provision

for

credit losses

for

held-to-maturity

and available-for

-sale debt

securities was

an expense

of $36

thousand

for

the
first

quarter

of

2025,

compared

to

a

net

benefit

of

$1.0

million

for

the

first

quarter

of

2024.

The

net

benefit

recorded

for

the

first
quarter of

2024 was

driven by

improvements in

the underlying

updated financial

information of

certain Puerto

Rico municipal

bond
issuers.

Non-Interest Income
Non-interest income amounted to $35.7 million for the

first quarter of 2025, compared to $34.0 million for

the same period in 2024.
The

$1.7

million

increase

in non

-interest income

was primarily

due

to

a $1.0

million

increase

in

other

non-interest

income,

mainly
related to

a $1.7 million

increase related to

higher realized

gains from

purchased income tax

credits, partially

offset by

a $0.7

million
decrease in insurance proceeds collected during the first quarter of 2024 associated with property damage caused by Hurricane Fiona.
Non-Interest Expenses
Non-interest expenses

for the quarter

ended March 31,

2025 amounted

to $123.0 million,

compared to

$120.9 million for

the same
period in

2024. The

efficiency ratio

for the

first quarter

of 2025

was 49.58%, compared

to 52.46% for

the first quarter

of 2024.

Non-
interest expenses

for the

first quarter

of 2024

include the

$0.9 million

additional FDIC

special assessment

expense. See

“Non-GAAP
Financial Measures and

Reconciliations” above for

additional information. On

a non-GAAP basis, excluding

the effect of

this Special
Item, adjusted non-interest expenses increased by $3.0 million primarily due to:
●
A $2.6

million increase

in employees’

compensation and

benefits expenses,

driven by

a $2.1

million increase

in bonuses,
which

includes

a $0.8

million increase

in stock-based

compensation expense,

of which

$0.4 million

was associated

with
retirement-eligible employees.
●
A

$1.2

million

increase

in

occupancy

and

equipment

expenses,

primarily

reflecting

increases

in

software

maintenance
charges and a decrease in the property tax accrual during

the first quarter of 2024.
Partially offset by:
●
A $1.2

million

decrease

in professional

service

fees,

mainly

due

to

a $1.1

million

decrease

in

consulting

fees

driven by
information

technology

infrastructure

enhancements

during

the

first

quarter

of

2024

and

a

$0.8

million

decrease

in
collections, appraisals and other credit-related fees, partially offset by a $0.5 million increase in outsourcing fees.
Income Taxes
For the

first quarter

of 2025,

the Corporation

recorded an

income tax

expense of

$23.2 million,

compared to

$23.9 million

for the
same period in 2024.

The

Corporation’s

annual effective

tax rate,

excluding

entities with

pre-tax

losses from

which

a tax

benefit cannot

be recognized
and discrete

items, was

23.7% for

the first quarter

of 2025,

compared to

24.3% for

the same

period in

2024. The

effective tax

rate of
the Corporation

is impacted

by,

among other

things, the

relationship of

taxable to

exempt income.

See Note

14 –

“Income Taxes

”

to
the unaudited consolidated financial statements herein for additional information.

As

of

March

31,

2025,

the

Corporation

had

a

net

deferred

tax

asset

of

$134.3

million,

net

of

a

valuation

allowance

of

$108.7
million,

compared to

a net

deferred tax

asset of

$136.4

million,

net of

a valuation

allowance of

$119.1

million,

as of

December 31,
2024.

The decrease

in the

net deferred

tax assets

was mainly

related to

the usage

of alternative

minimum tax

credits. Meanwhile,

the
decrease

in the

valuation

allowance was

primarily

related

to changes

in the

market value

of available

-for-sale

debt

securities which
resulted in an equal change

in the net deferred tax assets

without impacting earnings as

they are fully reserved

as the Corporation does
not expect to realize such benefits.
Assets

The

Corporation’s

total

assets

were

$19.1

billion

as

of

March

31,

2025,

a

decrease

of

$185.9

million

from

December

31,

2024,
primarily related

to cash

inflows received

from repayments

from the

investment securities

and loan

portfolios that

were used

for the
repayment of long-term

borrowings,

fund the decrease

in total deposits, and

support capital deployment

actions, partially offset

by the
increase in the fair value of available-for-sale debt securities due to changes in market interest rates.

Loans Receivable, including Loans Held for Sale
As of March 31,

2025,

the Corporation’s

total loan portfolio before

the ACL amounted to

$12.7 billion, a decrease

of $71.7 million
compared

to

December

31,

2024,

of

which

$64.4

million

was

in

commercial

and

construction

loans.

In

the

Puerto

Rico

region,
commercial and

construction loans decreased

by $144.7 million

driven by the

payoff of

a $73.8 million

commercial mortgage loan

in
the

hospitality

industry

and

a

$49.0

million

reduction

in

balance

of

floor

plan

lines

of

credit.

Meanwhile,

in

the

Florida

region,
commercial and

construction loans

increased by

$49.3 million

mainly due

to the

origination of

four commercial

loans totaling

$55.3
million. In the

Virgin

Islands region, commercial

and construction

loans increased by

$31.0 million, as

compared to the

balance as of
December 31, 2024, mainly associated with a $15.6 million disbursement of a government line of credit.
As of

March 31,

2025, the

Corporation’s

loans held-for-investment

portfolio was

comprised of

commercial and

construction loans
(49%),

consumer

loans

and

finance

leases

(29%),

and

residential

real

estate

loans

(22%).

Of

the

total

gross

loan

portfolio

held

for
investment of

$12.7 billion

as of

March 31,

2025, the

Corporation had

credit risk

concentration of

approximately 78%

in the

Puerto
Rico region,

18% in

the United

States region

(mainly

in the

state of

Florida),

and

4% in

the Virgin

Islands region,

as shown

in the
following table:
As of March 31, 2025 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,181,346 $ 153,307 $ 503,193 $ 2,837,846
Construction loans 183,220 10,571 40,650 234,441
Commercial mortgage loans 1,706,319 75,083 720,287 2,501,689
C&I loans 2,140,246 149,032 1,070,590 3,359,868

Total commercial loans
4,029,785 234,686 1,831,527 6,095,998
Consumer loans and finance leases 3,667,243 68,833 5,478 3,741,554

Total loans held for investment,

gross
$ 9,878,374 $ 456,826 $ 2,340,198 $ 12,675,398
Loans held for sale 14,713 - - 14,713

Total loans, gross
$ 9,893,087 $ 456,826 $ 2,340,198 $ 12,690,111
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
As of

March 31,

2025, the

Corporation’s

total commercial

mortgage loan

exposure amounted

to $2.5

billion, or

20% of

the total
loan portfolio.

In terms

of geography,

$1.7 billion

of the

exposure was

in the

Puerto Rico

region, $0.7

billion of

the exposure

was in
the

Florida

region,

and

$0.1

billion

of

the

exposure

was

in

the

Virgin

Islands

region.

The

$1.7

billion

exposure

in the

Puerto

Rico
region was

comprised mainly

of 42%

in the

retail industry,

26% in

office real

estate, and

19% in

the hotel

industry.

The $0.7

billion
exposure

in the

Florida region

was comprised

mainly of

35% in

the retail

industry,

21% in

the hotel

industry,

and 8%

in office

real
estate. Of

the Corporation’s

total commercial

mortgage

loan exposure

of $2.5

billion, $519.4

million matures

or reprices

within the
next

12

months.

Of

this

amount,

$374.7

million

matures

within

the

next

12

months

and

has

a

weighted-average

interest

rate

of
approximately

6.26%.

Commercial

mortgage

loan

exposure

in

the

office

real

estate

industry,

which

matures

within

the

next

12
months, amounted to $119.3 million and has

a weighted-average interest rate of approximately 6.22%.
As of

each of

March 31,

2025 and

December 31,

2024, the

Corporation’s

total exposure

to shared

national credit

(“SNC”) loans
(including unused commitments)

amounted to $1.3

billion. As of March

31, 2025, approximately $359.4

million of the SNC

exposure
is related to the portfolio in the Puerto Rico region and $896.7 million is related to the portfolio in the Florida region.

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

for the indicated periods:
Quarter Ended March 31,
2025 2024
(In thousands)
Puerto Rico:

Residential mortgage
$ 101,420 $ 67,643

Construction
26,714 35,651

Commercial mortgage
4,284 17,902

C&I
364,188 405,219

Consumer
369,436 393,906

Total loan production
$ 866,042 $ 920,321
Virgin Islands:

Residential mortgage
$ 723 $ 1,426

Construction
7,801 -

Commercial mortgage
8,450 125

C&I
24,465 11,109

Consumer
7,758 7,896

Total loan production
$ 49,197 $ 20,556
Florida:

Residential mortgage
$ 11,687 $ 19,101

Construction
14,791 11,046

Commercial mortgage
47,621 57,629

C&I
186,913 172,167

Consumer
333 457

Total loan production
$ 261,345 $ 260,400
Total:

Residential mortgage
$ 113,830 $ 88,170

Construction
49,306 46,697

Commercial mortgage
60,355 75,656

C&I
575,566 588,495

Consumer
377,527 402,259

Total loan production
$ 1,176,584 $ 1,201,277
Commercial

and

construction

loan

originations

(excluding

government

loans)

for the

quarter ended

March 31,

2025

amounted

to
$656.3

million,

compared

to $675.1

million

for

the

first

quarter

of 2024.

The

decrease of

$18.8

million

in

the first

quarter

of 2025
consisted of

a decrease

of $42.9

million in

the Puerto

Rico region,

partially offset

by increases

of $15.6

million in

the Virgin

Islands
region and $8.5 million in the Florida region.

Government

loan

originations

for

the

quarter

ended

March

31,

2025

amounted

to

$28.9

million,

a

decrease

of

$6.9

million,
compared to $35.8 million for the first quarter of 2024.

Originations

of

auto

loans

and

finance

leases

for

the

quarter

ended

March

31,

2025

amounted

to

$227.7

million,

compared

to
$228.0 million for the

first quarter of 2024.

Other consumer loan originations

,

other than credit cards,

for the quarter ended

March 31,
2025

amounted to

$47.6 million,

compared to

$59.9 million

for the

first quarter

of 2024.

The utilization

activity on

the outstanding
credit

card

portfolio

for

the

quarter

ended

March

31,

2025

amounted

to

$102.2

million,

compared

to

$114.3

million

for

the

same
period in 2024.

Investment Activities
As

part

of

its

liquidity,

revenue

diversification,

and

interest

rate

risk

management

strategies,

First

BanCorp.

maintains

a

debt
securities portfolio classified as available for sale or held to maturity.

Substantially

all

of

the

Corporation’s

available-for-sale

debt

securities

portfolio

was

invested

in

U.S.

government

and

agencies
debentures

and

fixed-rate

GSEs’

MBS.

The

Corporation’s

total

available-for-sale

debt

securities

portfolio

as

of

March

31,

2025
amounted to $4.3 billion, a $252.4 million

decrease from December 31, 2024. The decrease was driven

by $241.0 million in maturities
of

U.S.

agencies

debentures

and

U.S.

Treasury

securities

and

$106.3

million

in

principal

repayments

of

U.S.

agencies

MBS

and
debentures,

partially

offset

by

the

$84.1

million

increase

in

fair

value

attributable

to

changes

in

market

interest

rates,

and
approximately $12.3

million in

purchases of

GNMA MBS,

of which

$7.3 million

were commercial

MBS. As of

March 31, 2025,

the
Corporation

had

a

net

unrealized

loss

on

available-for-sale

debt

securities

of

$475.5

million.

This

net

unrealized

loss

is

primarily
attributable to

instruments on books

carrying a lower

interest rate than

market rates. The

Corporation expects

that this unrealized

loss
will reverse over time and it is likely that it will not be required to sell the securities before their anticipated recovery.

The Corporation
expects the portfolio will

continue to decrease and

the accumulated other comprehensive

loss will decrease accordingly,

excluding the
impact of

market interest

rates. As

of March

31, 2025,

cash inflows

of approximately

$1.5 billion

are expected

to be

received during
the

next

twelve

months

from

maturities

and

expected

prepayments

of

the

available-for-sale

debt

securities

portfolio

which

has

an
average yield of 1.21%,

of which $1.3 billion are

expected to be received during

the remainder of 2025. These

inflows are expected to
be redeployed

to fund

loan growth,

reinvested into

higher-yielding

securities,

or used

to repay

maturing brokered

CDs. See

Note 2

–
“Debt Securities” for information and details about the Corporation’s available-for-sale debt securities portfolio.
Held-to-maturity

debt

securities

include

fixed-rate

GSEs’

MBS

with

a

carrying

value

of

$220.3

million

(fair

value

of

$209.5
million) as of March 31,

2025, compared to $225.3 million as

of December 31, 2024. The decrease

in GSEs’ MBS was driven by

$5.1
million in principal

repayments. Held-to-maturity

debt securities also

include $92.5

million as of

March 31, 2025,

compared to $92.4
million

as

of

December

31,

2024,

of

financing

arrangements

with

Puerto

Rico

municipalities

issued

in

bond

form,

which

the
Corporation

accounts

for

as

securities,

but

which

were

underwritten

as

loans

with

features

that

are

typically

found

in

commercial
loans. As of

March 31, 2025, approximately

57% of the Corporation’s

municipal bonds consisted

of obligations issued

by three of the
largest municipalities in Puerto Rico.
See

“Risk Management

–

Exposure

to Puerto

Rico

Government”

below

for

information

and

details

about

the Corporation’s

total
direct exposure

to the

Puerto Rico

government, including

municipalities,

and “Risk

Management

– Credit

Risk Management”

below
and Note 2 – “Debt Securities” for the ACL of the exposure to Puerto

Rico municipal bonds.

The carrying

values of

debt securities

as of

March 31,

2025 and

December 31,

2024 by

contractual maturity

(excluding MBS)

and
weighted-average yield, are shown below:
March 31, 2025 December 31, 2024
Weighted-
Average Yield

%
Carrying
Amount
Weighted-
Average Yield

%
Carrying
Amount
(Dollars in thousands)
Available-for-sale

debt securities, at fair value
U.S government and agencies obligations:
Due within one year 0.72 $ 1,017,241 0.79 $ 1,127,041
Due after one year through five years 0.98 653,193 0.96 764,679
Due after ten years 4.69 7,549 4.73 7,800
0.84 1,677,983
(1)
0.87 1,899,520
Puerto Rico government obligation:
Due after ten years - 1,599 - 1,620
MBS:
Residential

1.79 2,441,885 1.79 2,481,253
Commercial 2.23 190,417 2.12 181,909
Total MBS 1.82 2,632,302 1.82 2,663,162
Other:

Due within one year
2.31 1,000 2.32 1,000
Total available-for-sale

debt securities, at fair value
1.46 4,312,884 1.45 4,565,302
Held-to-maturity debt securities, at amortized cost
Puerto Rico municipal bonds:

Due within one year
4.87 2,297 5.07 2,214

Due after one year through five years
7.19 62,792 7.33 61,289

Due after five years through ten years
5.07 11,678 5.79 13,184

Due after ten years
7.78 15,755 8.07 15,755
6.97 92,522 7.18 92,442
ACL on held-to-maturity debt securities - (843) - (802)
MBS:
Residential 3.88 125,556 3.86 129,319
Commercial 2.05 94,729 3.88 96,025
Total MBS 3.09 220,285 3.87 225,344

Total held-to-maturity

debt securities, at amortized cost
4.24 311,964 4.83 316,984
Total debt securities
1.63 $ 4,624,848 1.65 $ 4,882,286
(1)
Includes approximately

$1.2 billion in

callable debt

securities with

an average yield

of 0.79% of

which approximately

65% were

purchased at a

discount and

2% at a

premium. See

“Risk
Management” below

for further

analysis of

the effects

of changing

interest rates

on the

Corporation's net

interest income

and the

Corporation's interest

risk management

strategies. Also,
refer to Note 2 - “Debt Securities” for additional information regarding the Corporation's debt securities portfolio.

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
The

Corporation’s

risk

management

policies

are

described

below,

as

well

as

in

Part

II,

Item

7,

“Management’s

Discussion

and
Analysis of Financial Condition and Results of Operations,” in the 2024

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

the Chief Financial Officer,

the
Chief Risk

Officer,

the Treasurer,

the Chief

Consumer Officer

and Corporate

Chief of

Staff, the

Corporate

Strategic and

Business
Development

Director,

the

Treasury

and

Investments

Risk

Manager,

the

Financial

Planning

and

Asset

and

Liability

Management
(“ALM”) Director,

and the

Chief Credit

Officer.

The Treasury

and Investments

Division is

responsible for

planning and

executing
the

Corporation’s

funding

activities

and

strategy,

monitoring

liquidity

availability

daily,

and

reviewing

liquidity

measures

on

a
weekly

basis.

The

Investments

Accounting

and

Operations

area

of

the

Corporate

Controller’s

Department

is

responsible

for
calculating the

liquidity measurements

used by

the Treasury

and Investment

Division to

review the

Corporation’s

liquidity position
on a weekly basis. The Financial Planning and ALM Division is responsible for operating the liquidity and interest rate risk models.

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
Liquidity Risk Management
The Corporation manages

its liquidity in

a proactive manner and

in an effort

to maintain a sound

liquidity position. It uses

multiple
measures

to monitor

its liquidity

position,

including

core

liquidity,

basic

liquidity,

and time-based

reserve

measures. Cash

and

cash
equivalents

amounted

to

$1.3

billion

as of

March

31,

2025,

compared

to

$1.2

billion

as of

December

31,

2024.

When

adding

$1.4
billion

of

free

high-quality

liquid

securities

that

could

be

liquidated

or

pledged

within

one

day

(which

includes

assets

such

as U.S.
government and

GSEs obligations),

the total

core liquidity

amounted to

$2.7 billion

as of

March 31,

2025, or

14.25% of

total assets,
compared to $2.4 billion, or 12.54%

of total assets as of December 31, 2024.

In

addition

to

the

aforementioned

$2.7

billion

in

cash

and

free

high

quality

liquid

assets,

the

Corporation

had

$862.2

million
available

for

credit

with

the FHLB

based

on

the

value

of loan

collateral

pledged

with

the

FHLB.

As

such,

the

basic

liquidity

ratio
(which

adds

such

available

secured

lines

of

credit

to

the

core

liquidity)

was

approximately

18.76%

of

total

assets

as

of

March

31,
2025,

compared to 17.27% of total assets as of December 31, 2024.

Further,

the

Corporation

also

maintains

borrowing

capacity

at

the

FED

Discount

Window

and

had

approximately

$2.6

billion
available for

funding under

the FED’s

Borrower-in-Custody (“BIC”)

Program as

of each

of March

31, 2025

and December

31, 2024
as an

additional

source of

liquidity.

Total

loans pledged

to the

FED BIC

Program

amounted to

$3.4 billion

as of

each of

March 31,
2025 and December 31, 2024. The

Corporation does not rely on uncommitted

inter-bank lines of credit (federal

funds lines) to fund its
operations.

In

the

aggregate,

as

of

March

31,

2025,

the

Corporation

had

$6.2

billion

available

to

meet

liquidity

needs,

or

133%

of
estimated uninsured

deposits, excluding

fully collateralized

government deposits,

compared to

$5.9 billion

or 124%,

respectively,

as
of December 31, 2024.

Liquidity

at

the Bank

level

is highly

dependent

on

bank deposits,

which

fund

88.3%

of the

Bank’s

assets (or

85.8%

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

2025,

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
March 31, 2025 December 31, 2024
(In thousands)
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit:

Construction undisbursed funds
$ 256,856 $ 283,302

Unused credit card lines
793,955 787,849

Unused personal lines of credit

36,796 37,140

Commercial lines of credit
1,041,840 1,053,938

Letters of credit:

Commercial letters of credit
40,989 41,738

Standby letters of credit
21,355 24,635
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
2025.

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

While

liquidity

is

an

ongoing

challenge

for

all

financial

institutions,

management

believes

that

the

Corporation’s

available
borrowing capacity and

efforts to grow

core deposits will be

adequate to provide

the necessary funding

for the Corporation’s

business
plans in the next 12 months and beyond.
Retail

and

commercial

core

deposits

–
The

Corporation’s

deposit

products

include

regular

saving

accounts,

demand

deposit
accounts,

money

market

accounts,

and

retail

CDs.

As

of

each

of

March

31,

2025

and

December

31,

2024,

the

Corporation’s

core
deposits,

which

exclude

government

deposits

and

brokered

CDs,

totaled

$12.9

billion.

The

$29.0

million

increase

in

such

deposits
consisted of

increases of $75.0

million in the

Puerto Rico region

and $38.9 million

in the Virgin

Islands region,

partially offset

by an
$84.9

million

decrease

in

the Florida

region.

This

growth

includes

increases

of

$74.8

million

in

time

deposits

and

$69.8

million

in
non-interest-bearing deposits.

Government deposits

(fully collateralized)

– As

of March

31, 2025,

the Corporation

had $2.9

billion of

Puerto Rico

public sector
deposits

($2.8

billion

in

transactional

accounts

and

$161.0

million

in

time

deposits),

compared

to

$3.1

billion

as

of

December

31,
2024.

Government

deposits

are

insured

by

the

FDIC

up

to

the

applicable

limits

and

the

uninsured

portions

are

fully

collateralized.
Approximately

19% of

the public

sector

deposits as

of

March

31,

2025 were

from municipalities

and

municipal

agencies

in

Puerto
Rico and 81% were from public corporations, the central

government and its agencies, and U.S. federal government agencies in Puerto
Rico.
In

addition,

as

of

March

31,

2025,

the

Corporation

had

$0.5

billion

of

government

deposits

in

the

Virgin

Islands

region,

as
compared to $0.4 billion as of December 31, 2024.
The

uninsured

portions of

government

deposits were

collateralized

by securities

and

loans with

an amortized

cost of

$3.4

billion
and $3.7

billion as

of March

31, 2025

and December

31, 2024,

respectively,

and an

estimated market

value of

$3.1 billion

and $3.3
billion

as

of

March

31,

2025

and

December

31,

2024,

respectively.

In

addition

to

securities

and

loans,

as

of

March

31,

2025

and
December 31,

2024, the

Corporation used

$275.0 million

and $175.0

million, respectively,

in letters

of credit

issued by

the FHLB

as
pledges for a portion of public deposits in the Virgin

Islands.
Estimate

of

Uninsured

Deposits

–
As

of

March

31,

2025

and

December

31,

2024,

the

estimated

amounts

of

uninsured

deposits
totaled $7.8

billion and

$8.1 billion,

respectively,

generally representing

the portion

of deposits

that exceed

the FDIC

insurance limit
of

$250,000

and

amounts

in

any

other

uninsured

deposit

account.

As

of

March

31,

2025

and

December

31,

2024,

the

uninsured
portion

of

fully

collateralized

government

deposits

amounted

to

$3.2

billion

and

$3.3

billion,

respectively.

Excluding

fully
collateralized government

deposits, the estimated

amounts of uninsured

deposits amounted to

$4.6 billion, which

represent 28.44%

of
total deposits (excluding brokered CDs), as of March 31, 2025, compared to $4.8 billion, or 29.36%, as of December 31, 2024.

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

31, 2025:
(In thousands)
3 months or
less
3 months to
6 months
6 months to
1 year Over 1 year Total
U.S. time deposits in excess of FDIC insurance limits
$ 286,962 $ 289,277 $ 393,756 $ 130,780 $ 1,100,775
Other uninsured time deposits
$ 24,408 $ 9,374 $ 16,570 $ 4,015 $ 54,367
Brokered

CDs

– Total

brokered CDs increased

by $4.3 million

to $482.5 million

as of March 31,

2025. The increase

reflects $40.0
million of

new issuances

with original

average maturities

of approximately

1.4 years

and an

all-in cost

of 4.36%,

partially offset

by
maturing brokered CDs amounting to $35.7 million with an all-in cost of

4.89% that were paid off during the first quarter of 2025.
The average remaining term to maturity of the brokered CDs outstanding as of March 31, 2025 was approximately 1.4 years.

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

The

following

table

presents

the

remaining

contractual

maturities

and

weighted-average

interest

rates

of

brokered

CDs

as

of
March 31, 2025:
Total

Weighted-average
interest rate %
(In thousands)
Three months or less $ 48,179 5.11
Over three months to six months 52,147 4.62
Over six months to one year 179,646 4.39
Over one year to two years

129,375 4.15
Over two years to three years

30,302 4.03
Over three years to four years

27,362 4.44
Over five years

15,456 4.61

Total
$ 482,467 4.41
Refer to

“Net Interest

Income” above

for information

about average

balances of

interest-bearing deposits

and the

average interest
rate paid on such deposits for the quarters ended March 31, 2025 and 2024.
Securities

sold

under

agreements

to

repurchase

–

From

time

to

time,

the

Corporation

enters

into

repurchase

agreements

as

an
additional

source

of

funding.

As

of

each

of

March

31,

2025

and

December

31,

2024,

there

were

no

outstanding

repurchase
agreements.
When

the

Corporation

enters

into

repurchase

agreements,

as is

the

case

with

derivative

contracts,

the

Corporation

is

required

to
pledge

cash

or

qualifying

securities

to

meet

margin

requirements.

To

the

extent

that

the

value

of

securities

previously

pledged

as
collateral

declines

due

to

changes

in

interest

rates,

a

liquidity

crisis

or

any

other

factor,

the

Corporation

is

required

to

deposit
additional

cash

or

securities

to

meet

its

margin

requirements,

thereby

adversely

affecting

its

liquidity.

Given

the

quality

of

the
collateral

pledged,

the

Corporation

has

not

experienced

margin

calls

from

counterparties

arising

from

credit-quality-related

write-
downs in valuations.
Advances

from

the

FHLB

–
The

Bank

is

a

member

of

the

FHLB

system

and

obtains

advances

to

fund

its

operations

under

a
collateral

agreement

with

the

FHLB

that

requires

the

Bank

to

maintain

qualifying

mortgages

and/or

investments

as

collateral

for
advances taken.

As of March

31, 2025

and December

31, 2024,

the outstanding

balance of

long-term fixed-rate

FHLB advances

was
$320.0 million

and $500.0 million,

respectively.

Of the $320.0

million in FHLB

advances as of

March 31, 2025,

$220.0 million were
pledged with investment

securities and $100.0

million were pledged

with mortgage loans. As

of March 31,

2025, the Corporation

had
$862.2 million available for additional credit on FHLB lines of credit based on collateral pledged at the FHLB of New York.

The following

table presents the

remaining contractual

maturities and

weighted-average interest

rates of

advances from

the FHLB
as of March 31, 2025:
Total
Weighted-average
interest rate %
(In thousands)
Over three months to six months
$
30,000 4.83
Over six months to one year 90,000 4.49
Over two years to three years 200,000 4.25

Total
(1)
$
320,000 4.37
(1) Average remaining term to maturity

of 1.96 years.

Trust-Preferred

Securities –
In 2004,

FBP Statutory

Trusts

I and

II, statutory

trusts that

are wholly-owned

by the

Corporation and
not consolidated

in the Corporation’s

financial statements, sold

to institutional investors

variable-rate TruPS

and used the

proceeds of
these issuances, together

with the proceeds

of the purchases by

the Corporation of

variable rate common

securities, to purchase

junior
subordinated

deferrable

debentures.

The

subordinated

debentures

are

reflected

in

the

Corporation’s

consolidated

statements

of
financial condition as part of “Long-term borrowings.”

During the

first quarter of

2025, the Corporation

redeemed $50.6

million of outstanding

TruPS at

a contractual

call price of

100%.
This transaction resulted

in the full

redemption of the

remaining $18.6 million

in TruPS issued

by FBP Statutory

Trust II

and reduced
by $32.0 million the outstanding amount of the

TruPS issued by FBP Statutory

Trust I. As of March 31, 2025

and December 31, 2024,
the

Corporation

had

junior

subordinated

debentures

outstanding

in

the

aggregate

amount

of

$11.1

million

and

$161.7

million,
respectively.

The Corporation

expects

to execute

the redemption

of the

remaining

junior subordinated

debentures

during the

second
quarter

of 2025.

See

Note

6

–

“Non-Consolidated

Variable

Interest

Entities

(“VIEs”)

and

Servicing

Assets”

and

Note

20

–

“First
Bancorp.

(Holding Company Only) Financial Information” for additional informatio

n.
FED Discount Window

– The Corporation participates in

the BIC Program of the FED.

Through the BIC Program, a

broad range of
loans

may

be

pledged

as

collateral

for

borrowings

through

the

FED

Discount

Window.

As

previously

mentioned,

as

of

March

31,
2025,

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

as of March

31, 2025,

an increase of

$168.9 million

when compared

to December

31,
2024.

The following

discussion highlights

the major

activities and

transactions that

affected the

Corporation’s

cash flows

during the
first quarters of 2025 and 2024:

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

2025 and 2024,

net cash provided

by operating activities

was $108.2 million

and $118.2

million,
respectively.

Net cash

generated from

operating activities

was higher

than reported

net income

largely as

a result

of adjustments

for
non-cash items such

as depreciation and

amortization, deferred income

tax expense and the

provision for credit

losses, as well as

cash
generated from sales and repayments of loans held for sale.
Cash Flows from Investing Activities
The Corporation’s

investing activities primarily

relate to originating

loans to be

held for investment,

as well as

purchasing, selling,
and

repaying

available-for-sale

and

held-to-maturity

debt

securities.

For

the

quarter

ended

March

31,

2025,

net

cash

provided

by
investing

activities

was

$393.6

million,

primarily

due

to

maturities

of

U.S.

agencies

debentures

and

U.S.

Treasury

securities

and
principal

repayments

of

U.S.

agencies

MBS

and

debentures,

net

repayments

on

loans

held

for

investment,

proceeds

from

sales

of
repossessed

assets,

and

proceeds

from

the

bulk

sale

of

fully

charged-off

consumer

loans

and

finance

leases,

partially

offset

by
purchases of MBS during the first quarter of 2025.
For the quarter

ended March 31,

2024, net

cash provided by

investing activities

was $39.7

million, primarily

due to repayments

of
U.S. agencies

MBS and debentures;

proceeds from the

bulk sale of

fully charged-off

consumer loans

and finance leases

and proceeds
from sales of repossessed assets; partially offset by net disbursements on loans held for investment.

Cash Flows from Financing Activities
The Corporation’s

financing activities

primarily

include the

receipt of

deposits and

the issuance

of brokered

CDs, the

issuance of
and

payments

on

long-term

borrowings,

the

issuance

of

equity

instruments,

return

of

capital, and

activities

related

to

its

short-term
funding.

For

the

quarter

ended

March

31,

2025,

net

cash

used

in

financing

activities

was

$332.9

million,

mainly

reflecting

the
repayments

of

long-term

borrowings,

consisting

of

$180.0

million

in

FHLB

advances

and

the

redemption

of

junior

subordinated
debentures,

capital

returned

to

stockholders;

and

a

decrease

in

total

deposits.

See

Note

6

–

“Non-Consolidated

Variable

Interest
Entities (“VIEs”) and Servicing Assets” and Note 20 – “First Bancorp.

(Holding Company Only) Financial Information” for additional information on the redemption of junior subordinated debentures.
For the quarter ended March 31,

2024, net cash used in financing activities

was $136.6 million, mainly reflecting capital

returned to
stockholders and a decrease in total deposits.

Capital
As of

March 31,

2025, the

Corporation’s

stockholders’ equity

was $1.8

billion, an

increase of

$110.1

million from

December 31,
2024.

The increase

was driven

by

an

$84.1

million

increase

in

the

fair

value

of

available-for-sale

debt

securities

due

to

changes

in
market interest rates

recognized as part

of accumulated other

comprehensive loss in

the consolidated statements

of financial condition
and net income

generated in the

first quarter of

2025, partially offset

by common stock

dividends declared

in the first

quarter of 2025
totaling $29.6 million or $0.18 per common share, and $21.8 million in common stock repurchases.
On

April

24,

2025,

the

Corporation’s

Board

of

Directors

declared

a

quarterly

cash

dividend

of

$0.18

per

common

share.

The
dividend is

payable on

June 13,

2025 to

shareholders of

record at

the close

of business

on May

29, 2025.

The Corporation

intends to
continue

to

pay

quarterly

dividends

on

common

stock.

However,

the

Corporation’s

common

stock

dividends,

including

the
declaration, timing,

and amount, remain

subject to consideration

and approval by

the Corporation’s

Board of Directors

at the relevant
times.
On

July

22,

2024,

the

Corporation

announced

that

its

Board

of

Directors

approved

a

repurchase

program,

under

which

the
Corporation

may repurchase

up

to $250

million that

could include

repurchases

of common

stock or

junior subordinated

debentures,
which it expects to execute

during the remainder

of 2025. Under this

program, the Corporation

repurchased approximately 1.2

million
shares of common

stock for a total

cost of $21.8

million during the

first quarter of

2025. In addition,

the Corporation redeemed

$50.6
million

of

junior

subordinated

debentures.

As

of

March

31,

2025,

the

Corporation

has

remaining

authorization

of

approximately
$127.7 million. For more

information, see Part II, Item

2, “Unregistered Sales of

Equity Securities and Use

of Proceeds,” and Note

11
– “Stockholders’ Equity”, of this Quarterly Report on Form 10-Q.
From April 1, 2025

to May 5, 2025, the Corporation

repurchased approximately 1.6 million

shares of common stock

for a total cost
of approximately $27.7

million. Therefore, the Corporation

has remaining authorization

of approximately $100.0

million as of May

5,
2025.
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
March 31, 2025 December 31, 2024
(In thousands, except ratios and per share information)
Total common equity

- GAAP
$ 1,779,342 $ 1,669,236
Goodwill
(38,611) (38,611)
Other intangible assets
(5,715) (6,967)
Tangible common

equity - non-GAAP
$ 1,735,016 $ 1,623,658
Total assets - GAAP $ 19,106,983 $ 19,292,921
Goodwill
(38,611) (38,611)
Other intangible assets
(5,715) (6,967)
Tangible assets - non

-GAAP
$ 19,062,657 $ 19,247,343
Common shares outstanding 163,104 163,869
Tangible common

equity ratio - non-GAAP
9.10% 8.44%
Tangible book value

per common share - non-GAAP
$ 10.64 $ 9.91
See Note 19 – “Regulatory

Matters, Commitments and Contingencies”

to the unaudited consolidated

financial statements herein for
the regulatory capital positions of the Corporation and FirstBank as of

March 31, 2025 and December 31, 2024, respectively.

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

Rico Commissioner of Financial Institutions.

The Puerto Rico Banking

Law
provides that,

when the

expenditures of

a Puerto

Rico commercial

bank are

greater than

receipts, the

excess of

the expenditures

over
receipts

must

be

charged

against

the

undistributed

profits

of

the

bank,

and

the

balance,

if

any,

must

be

charged

against

the

legal
surplus

reserve,

as

a

reduction

thereof.

If

the

legal

surplus

reserve

is

not

sufficient

to

cover

such

balance

in

whole

or

in

part,

the
outstanding

amount

must

be charged

against

the

capital

account

and

the

Bank

cannot

pay

dividends

until

it

can

replenish

the

legal
surplus reserve

to an

amount of

at least

20% of

the original

capital contributed.

FirstBank’s

legal surplus

reserve, included

as part

of
retained earnings in

the Corporation’s

consolidated statements of

financial condition, amounted

to $230.2 million as

of each of March
31, 2025 and December 31, 2024. There were no transfers to the legal surplus reserve during the quarter ended March 31, 2025.
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

SOFR curve, Prime Rate,

U.S.
Treasury yield curve, FHLB rates, and brokered

CDs rates.
As of

March 31,

2025, the

Corporation forecasted

the 12-month

net interest

income assuming

March 31,

2025 interest

rate curves
remain

constant.

Then,

net

interest

income

was

estimated

under

rising

and

falling

rates

scenarios.

For

the

rising

rate

scenario,

a
gradual (ramp)

and immediate

(shock) parallel

upward shift

of the

yield curve

is assumed

during the

first twelve

months (the

“+300
ramp”, “+200

ramp” and

“+200 shock”

scenarios). Conversely,

for the

falling rate

scenario, a

gradual (ramp)

and immediate

(shock)
parallel downward shift

of the yield

curve is assumed during

the first twelve months

(the “-300 ramp”,

“-200 ramp” and “-200

shock”
scenarios).
The SOFR

curve for

March 31,

2025, as

compared with

December 31,

2024, reflects

a decrease

of 9

bps on

average in

the short-
term sector of

the curve, or between

one to twelve months;

a decrease of 39

bps in the medium-term

sector of the curve,

or between 2
to 5

years; and

a decrease

of 29

bps in

the long-term

sector of

the curve,

or over

5-year maturities.

A similar

change in

market rates
was observed in

the Constant Maturity

Treasury yield

curve with a decrease

of 5 bps

on average

in the short-term

sector of the curve,
a decrease of 39 bps in the medium-term sector of the curve, and a decrease of 26 bps in the long-term sector of the curve.

The following table presents the results of the static simulations as of March 31, 2025 and December 31, 2024. Consistent with prior
years, these exclude non-cash changes in the fair value of derivatives:
Net Interest Income Risk
(% Change Projected for the next 12 months)
March 31, 2025 December 31, 2024
Gradual Change in Interest Rates:

+ 300 bps ramp
3.53% 3.05%

+ 200 bps ramp
2.37% 2.04%

- 300 bps ramp
-5.15% -4.79%

- 200 bps ramp
-3.38% -3.15%
Immediate Change in Interest Rates:

+ 200 bps shock
4.63% 3.51%

- 200 bps shock
-7.98% -7.17%
The Corporation

continues to

manage its

balance sheet

structure to

control and

limit the

overall interest

rate risk

by managing

its
asset

composition

while

maintaining

a

sound

liquidity

position.

See

“Risk

Management

–

Liquidity

Risk

Management”

above

for
liquidity ratios.

As of March

31, 2025 and

December 31, 2024,

the net interest

income simulations

show that the

Corporation continues

to have an
asset sensitive position for the next twelve months under a static balance sheet simulation.
Under

gradual

rising

and

falling

rate

scenarios,

the

net

interest

income

simulation

shows

an

increase

in

interest

rate

sensitivity,
when compared with December 31, 2024,

due to a higher sensitivity in

the assets side driven by a higher

interest-bearing cash position
and

earlier

scheduled

maturities

of

U.S.

agencies

debentures

coupled

with

a

lower

sensitivity

in

the

liabilities

side

due

to

a

lower
balance of variable-rate junior

subordinated debentures and a

decrease in the level of

scheduled maturities of FHLB advances

over the
next twelve months.

Under

the

static

simulation,

the

Corporation

assumes

that

maturing

instruments

are

replaced

with

similar

instruments

at

the
repricing rate upon maturity.

The Corporation’s results may vary

significantly from the ones presented above under alternative balance sheet compositions,

such as a

dynamic balance

sheet scenario which,

for example, would

assume that cash

flows from the

investment
securities portfolio and loan repayments could be redeployed into higher yielding alternatives.

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

expectations.

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

impact credit quality

;
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

2025

and

December

31,

2024,

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

2025,

the

Corporation’s

ACL

model

considered

the

following

assumptions

for

key

economic

variables

in

the
probability-weighted economic scenarios:
●
CRE price

index at

the national level

with an

average projected

appreciation of

0.27% and

1.03% for

the remainder

of 2025
and for the year

2026, respectively,

compared to an average

projected contraction of

0.74% for the remainder

of 2025 and an
average projected appreciation of 4.42% for the year 2026 as of December

31, 2024.

●
Regional

Home Price Index forecast

in Puerto Rico (purchase

only prices) shows an

improvement of 11.91

%

and 11.75%

for
the remainder of 2025

and for the year 2026,

respectively, when

compared to the same

periods as of December

31, 2024. For
the Florida

region, the

Home Price Index

forecast is

projected to

remain relatively

flat for the

remainder of

2025 and

for the
year 2026, respectively,

when compared to the same periods

as of December 31, 2024.

●
Average

regional unemployment rate

in Puerto Rico is

forecasted at 6.16%

for the remainder

of 2025 and 6.42%

for the year
2026, compared

to 6.35%

for the

remainder of

2025

and 6.21%

for the

year 2026

as of December

31, 2024.

For the

Florida
region and

the U.S. mainland,

average unemployment

rate is forecasted

at 4.33%

and 4.83%,

respectively,

for the

remainder
of

2025,

and

4.54%

and

4.99%,

respectively,

for

the

year

2026,

compared

to

4.56%

and

5.07%,

respectively,

for

the
remainder of 2025, and 4.15% and 4.60%, respectively,

for the year 2026, as of December 31, 2024.
●
Annualized change in

GDP in the U.S.

mainland of 1.57% for

the remainder of 2025

and 1.24% for the year

2026, compared
to 1.22% for the remainder of 2025

and 1.91%

for the year 2026, as of December 31, 2024.
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

2025,

management

compared

the

modeled

estimates

under

the

probability-
weighted

economic

scenarios

against

a

more

adverse

scenario.

Such

scenario

incorporates

an

additional

adverse

scenario

and
decreases the

weight applied

to the

baseline scenario.

Under this

more adverse

scenario, as

an example,

average unemployment

rate
for the

Puerto Rico

region increases

to 6.55%

for the

remainder of

2025, compared

to 6.16%

for the

same period

on the

probability-
weighted economic scenario projections.
To

demonstrate

the

sensitivity

to

key

economic

parameters

used

in

the

calculation

of

the

ACL

at

March

31,

2025,

management
calculated

the

difference

between

the

quantitative

ACL

and

this

more

adverse

scenario.

Excluding

consideration

of

qualitative
adjustments,

this sensitivity

analysis

would

result in

a hypothetical

increase

in the

ACL of

approximately

$49

million at

March

31,
2025.

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

March 31, 2025.
As of March 31, 2025, the ACL for loans and finance leases was $247.3 million, an increase of $3.4 million, from $243.9 million as of December 31, 2024.

The ACL for the first quarter

of 2025 includes an increase

of $2.7 million in qualitative

adjustments due to the
uncertainty in

the economic

environment. The

increase was

mainly related

to the

ACL for

commercial and

construction loans,

which
increased by $4.7 million,

mainly due to the impact

of renewals of lines of credit,

updated financial information of

certain commercial
borrowers,

and

a

deterioration

in

the

economic

outlook

of

the

forecasted

CRE

price

index.

Also,

the

ACL for

residential

mortgage
loans increased by

$0.9 million mainly

due to newly

originated loans that

carry a higher

loss rate, partially

offset by improvements

in
macroeconomic variables, such as the unemployment rate

and the Housing Price Index.
Meanwhile, the

ACL for

consumer loans

decreased by

$2.2 million,

driven by

improvements in

macroeconomic variables,

mainly
in the projection of the unemployment rate.

The

ratio

of

the

ACL

for

loans

and

finance

leases

to

total

loans

held

for

investment

increased

to

1.95%

as

of

March

31,

2025,
compared to 1.91% as of December 31, 2024. An explanation for the change for each portfolio follows:
●
The ACL to

total loans ratio

for the residential

mortgage loan portfolio

increased from 1.44%

as of December

31, 2024 to
1.47% as of

March 31, 2025,

mainly due to

the aforementioned

increase in newly

originated loans

that carry a

higher loss
rate, partially offset by the aforementioned improvements

in macroeconomic variables.
●
The ACL

to total

loans ratio

for the construction

loan portfolio

decreased from

1.67% as

of December

31, 2024

to 1.46%
as of March 31, 2025,

mainly due to the conversion

of certain loans to the

commercial mortgage loan portfolio

that carried
a higher loss rate.
●
The ACL to total loans ratio for the commercial mortgage

loan portfolio increased from 0.87% as of December 31, 2024 to
0.97% as of March 31, 2025, driven by the aforementioned deterioration in the forecasted CRE price index.
●
The

ACL to

total loans

ratio for

the C&I

loan portfolio

increased

from

0.98%

as of

December

31,

2024

to 1.09%

as of
March 31,

2025,
driven by

the aforementioned

updates in

financial information

of certain

commercial borrowers

and the
impact of renewals of lines of credit.
●
The ACL to

total loans ratio

for the consumer

loan portfolio decreased

from 3.83% as

of December

31, 2024

to 3.78% as
of March 31, 2025, mainly due to the aforementioned improvements in macroeconomic variables.

The ratio of

the total ACL

for loans and

finance leases to

nonaccrual loans held

for investment was

251.13% as of

March 31, 2025,
compared

to 278.90%

as of

December

31, 2024,

driven by

the inflow

to nonaccrual

status of

a $12.6

million

commercial mortgage
loan in the Florida region, which did not trigger any additional ACL based on the collateral value.

See “Results of

Operations -

Provision for

Credit Losses”

above and

Note 4 –

“Allowance for

Credit Losses for

Loans and Finance
Leases” above for additional information.
Quarter Ended March 31,
2025 2024
(Dollars in thousands)
ACL for loans and finance leases, beginning of year $ 243,942 $ 261,843
Provision for credit losses - expense (benefit):
Residential mortgage 1,004 (464)
Construction (421) 571
Commercial mortgage 1,656 (10)
C&I 3,353 (3,160)
Consumer and finance leases 19,245 15,980
Total provision for credit losses

- expense
24,837 12,917
Charge-offs:
Residential mortgage (235) (516)
C&I (77) (532)
Consumer and finance leases (27,898) (28,291)
Total charge offs (28,210) (29,339)
Recoveries:
Residential mortgage 217 272
Construction 14 10
Commercial mortgage 40 40
C&I

154 5,119
Consumer and finance leases
(1)
6,275 12,730
Total recoveries 6,700 18,171
Net charge-offs (21,510) (11,168)
ACL for loans and finance leases, end of period $ 247,269 $ 263,592
ACL for loans and finance leases to period-end total loans

held for investment
1.95% 2.14%
Net charge-offs to average loans outstanding

during the period
(2)
0.68% 0.37%
Provision for credit losses - expense for loans and

finance leases to net charge-offs during the period
1.15x 1.16x
(1) For the quarters ended March 31, 2025 and 2024, includes recoveries totaling $2.4 million and $9.5 million, respectively, associated with the bulk sales of fully charged-off consumer loans and finance leases.
(2) The recoveries associated with the aforementioned bulk sales reduced the ratio of total net charge-offs to related average loans by 8 bps and 31 bps for the first quarter of 2025 and 2024, respectively.

The following tables set forth information concerning the composition of the

Corporation's loan portfolio and related ACL by loan
category, and the percentage

of loan balances in each category to the total of such loans as of the indicated dates:
As of March 31, 2025
Residential
Mortgage
Loans
Commercial
Mortgage
Loans C&I Loans
Consumer and
Finance
Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$ 2,837,846 $ 234,441 $ 2,501,689 $ 3,359,868 $ 3,741,554 $ 12,675,398

Percent of loans in each category to total loans
22% 2% 20% 27% 29% 100%

Allowance for credit losses
$ 41,640 $ 3,417 $ 24,143 $ 36,464 $ 141,605 $ 247,269

Allowance for credit losses to amortized cost
1.47
%
1.46
%
0.97
%
1.09
%
3.78
%
1.95
%
As of December 31, 2024
Residential
Mortgage
Loans
Commercial
Mortgage
Loans C&I Loans
Consumer and
Finance Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$ 2,828,431 $ 228,396 $ 2,565,984 $ 3,366,038 $ 3,757,707 $ 12,746,556

Percent of loans in each category to total loans
22% 2% 20% 26% 30% 100
%

Allowance for credit losses
$ 40,654 $ 3,824 $ 22,447 $ 33,034 $ 143,983 $ 243,942

Allowance for credit losses to amortized cost
1.44
%
1.67
%
0.87
%
0.98
%
3.83
%
1.91
%
Allowance for Credit Losses for Unfunded

Loan Commitments
The Corporation estimates

expected credit losses

over the contractual

period in which

the Corporation is

exposed to credit

risk as a
result

of

a

contractual

obligation

to

extend

credit,

such as

pursuant

to unfunded

loan

commitments

and

standby

letters of

credit

for
commercial and

construction loans,

unless the

obligation is

unconditionally cancellable

by the

Corporation. The

ACL for

off-balance
sheet credit exposures

is adjusted

as a provision

for credit

loss expense. The

ACL for off

-balance sheet

credit exposures

amounted to
$3.1 million as of each of March 31, 2025 and December 31, 2024.
Allowance for Credit Losses for Debt Securities
As of

March 31,

2025, the

ACL for

debt securities

was $1.4

million, of

which $0.9

million was

related to

Puerto Rico

municipal
bonds classified as held-to-maturity,

compared to $1.3 million and $0.8 million, respectively,

as of December 31, 2024.

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
Purchased

Credit

Deteriorated

Loans

(“PCD”)

-
For PCD

loans,

the nonaccrual

status is

determined

in the

same

manner

as for
other loans, except for PCD

loans that prior to the

adoption of CECL were classified as

purchased credit impaired

(“PCI”) loans under
ASC

Subtopic

310-30,

“Receivables

–

Loan

and

Debt

Securities

Acquired

with

Deteriorated

Credit

Quality”

(“ASC

Subtopic

310-
30”). The

Corporation elected

to treat

each pool

as a single

asset and

applied a

prospective transition

approach, freezing

the effective
interest rate of the

pools as of January

1, 2020. Regulatory guidance

allows the Corporation to

determine nonaccrual status

at the pool
level and

continue accruing

interest if

the timing

and amount

of cash

flows expected

to be collected

can be

reasonably estimated

and
the asset

was not

primarily

acquired

for collateral

ownership.

Thus,

the Corporation

continues to

exclude

these pools

of PCD

loans
from nonaccrual loan statistics.
Loans Past-Due

90 Days

and Still

Accruing
— These

are accruing

loans that

are contractually

delinquent 90

days or

more. These
past-due

loans

are

either

current

as

to

interest

but

delinquent

as

to

the

payment

of

principal

(
i.e.
,

well

secured

and

in

process

of
collection)

or

are

insured

or

guaranteed

under

applicable

FHA,

VA,

or

other

government-guaranteed

programs

for

residential
mortgage loans.

Furthermore, as required

by instructions in

regulatory reports,

loans past due

90 days and

still accruing include

loans
previously pooled into

GNMA securities for which

the Corporation has the

option but not the

obligation to repurchase loans

that meet
GNMA’s

specified

delinquency

criteria

(
e.g.
,

borrowers

fail

to

make

any

payment

for

three

consecutive

months).

For

accounting
purposes, these GNMA loans subject

to the repurchase option are

required to be reflected in the

financial statements with an offsetting
liability.

In addition,

loans past due

90 days

and still accruing

include PCD

loans, as

mentioned above,

and credit

cards that

continue
accruing interest until charged-off

at 180 days.
Other Real Estate Owned
OREO

acquired

in

settlement

of

loans

is

carried

at

fair

value

less

estimated

costs

to

sell

the

real

estate

acquired.

Appraisals

are
obtained periodically,

generally on an annual basis.
Other Repossessed Property
The other

repossessed property

category generally

includes repossessed

automobiles

acquired in

settlement of

loans. Repossessed
automobiles

are recorded at the lower of cost or estimated fair value.
Other Non-Performing Assets
This

category

consists

of a

residential

pass-through

MBS

issued

by

the

PRHFA placed

in

non-performing

status

in

the

second
quarter of 2021 based on the delinquency status of the underlying second mortgage loans.

The following table shows non-performing assets by geographic segment as of the indicated dates:
March 31, 2025 December 31, 2024
(In thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage $ 15,081 $ 16,854
Construction 396 403
Commercial mortgage 2,583 2,716
C&I 19,672 19,595
Consumer and finance leases 22,460 22,538
Total nonaccrual loans held for investment 60,192 62,106
OREO 12,265 13,691
Other repossessed property 13,309 11,637
Other assets 1,599 1,620
Total non-performing assets $ 87,365 $ 89,054
Past due loans 90 days and still accruing $ 34,056 $ 39,307
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage $ 6,820 $ 6,555
Construction 960 962
Commercial mortgage 8,075 8,135
C&I 672 919
Consumer 335 205
Total nonaccrual loans held for investment 16,862 16,776
OREO 3,615 3,615
Other repossessed property 127 219
Total non-performing assets $ 20,604 $ 20,610
Past due loans 90 days and still accruing $ 3,061 $ 3,083
United States:
Nonaccrual loans held for investment:
Residential mortgage $ 8,892 $ 8,540
Commercial mortgage 12,497 -
Consumer 18 45
Total nonaccrual loans held for investment 21,407 8,585
Other repossessed property 8 3
Total non-performing assets $ 21,415 $ 8,588
Total
Nonaccrual loans held for investment:
Residential mortgage $ 30,793 $ 31,949
Construction 1,356 1,365
Commercial mortgage 23,155 10,851
C&I 20,344 20,514
Consumer and finance leases 22,813 22,788
Total nonaccrual loans held for investment 98,461 87,467
OREO 15,880 17,306
Other repossessed property 13,444 11,859
Other assets
(1)
1,599 1,620
Total non-performing assets $ 129,384 $ 118,252
Past due loans 90 days and still accruing (2) (3) (4) $ 37,117 $ 42,390
Non-performing assets to total assets

0.68% 0.61%
Nonaccrual loans held for investment to total loans held for investment 0.78% 0.69%
ACL for loans and finance leases 247,269 243,942
ACL for loans and finance leases to total nonaccrual loans held for investment
251.13% 278.90%
ACL for loans and finance leases to total nonaccrual loans held for investment, excluding residential real estate loans
365.41% 439.39%
(1)
Residential pass-through MBS issued by the PRHFA held as

part of the available-for-sale debt securities portfolio.
(2)
Includes PCD

loans previously

accounted for

under ASC

Subtopic 310-30

for which

the Corporation

made the

accounting policy

election to

treat each

pool as

a single

asset, both

at the

time of
adoption of CECL on

January 1, 2020 and

on an ongoing

basis for credit loss

measurement. These loans

will continue to be

excluded from nonaccrual

loan statistics as long

as the Corporation

can
reasonably estimate the timing

and amount of cash flows

expected to be collected on

the loan pools.

The portion of such loans

contractually past due 90

days or more amounted to

$5.7 million and
$6.2 million as of March 31, 2025 and December 31, 2024, respectively.
(3)
Includes FHA/VA

government-guaranteed residential

mortgage as

loans past

due 90

days and

still accruing

as opposed

to nonaccrual

loans. The

Corporation continues

accruing interest

on these
loans

until

they

have

passed

the

15

months

delinquency

mark,

taking

into

consideration

the

FHA

interest

curtailment

process.

These

balances

include

$6.8

million

and

$8.0

million

of

FHA
government guaranteed residential mortgage loans that were over 15 months delinquent as of March 31, 2025 and

December 31, 2024, respectively.
(4)
These includes rebooked loans,

which were previously pooled into

GNMA securities, amounting to

$6.4 million and $5.7 million

as of March 31, 2025

and December 31, 2024,

respectively. Under
the GNMA program,

the Corporation

has the option

but not

the obligation to

repurchase loans that

meet GNMA’s

specified delinquency

criteria. For

accounting purposes,

the loans subject

to the
repurchase option are required to be reflected on the financial statements with an offsetting liability.

Total

non-performing assets

increased by

$11.1 million

to $129.4

million as

of March

31, 2025,

compared to

$118.3

million as

of
December

31,

2024.

The

increase

in

non-performing

assets

was

driven

by

a

$12.1

million

increase

in

nonaccrual

commercial

and
construction loans,

mainly due to

the aforementioned

inflow to nonaccrual

status of a

$12.6 million

commercial mortgage

loan in the
Florida

region

in the

hospitality

industry

during

the first

quarter

of

2025

and

a

$1.5

million

increase

in

other

repossessed

property,
consisting of

repossessed automobiles,

partially offset

by a

$1.4 million

decrease in

the OREO

portfolio balance,

mainly attributable
to the sale of residential properties in the Puerto Rico region, and a $1.1 million decrease in nonaccrual residential mortgage loans.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated
periods:
Construction
Commercial
Mortgage C&I Total
(In thousands)
Quarter Ended March 31, 2025
Beginning balance
$ 1,365 $ 10,851 $ 20,514 $ 32,730
Plus:
Additions to nonaccrual

- 12,982 856 13,838
Less:
Loans returned to accrual status
- (349) (165) (514)
Nonaccrual loans transferred to OREO
- (54) (203) (257)
Nonaccrual loans charge-offs
- - (47) (47)
Loan collections
(9) (275) (611) (895)
Ending balance

$ 1,356 $ 23,155 $ 20,344 $ 44,855
Construction
Commercial
Mortgage C&I Total
(In thousands)
Quarter Ended March 31, 2024
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
Quarter Ended March 31,
2025 2024
(In thousands)
Beginning balance

$ 31,949 $ 32,239

Plus:

Additions to nonaccrual
4,585 4,596

Less:

Loans returned to accrual status

(3,699) (2,833)

Nonaccrual loans transferred to OREO
(647) (404)

Nonaccrual loans charge-offs
(36) (125)

Loan collections
(1,359) (788)
Ending balance

$ 30,793 $ 32,685
The amount of nonaccrual consumer loans, including finance

leases, amounted to $22.8 million as of March 31, 2025,

relatively flat
when compared to December 31, 2024.

The inflows of nonaccrual consumer loans

during the quarter ended March

31, 2025 amounted
to $24.9 million, compared to inflows of $31.2 million for the same period in 2024.
As

of

March

31,

2025,

approximately

$37.3

million,

or

38%,

of

the

loans

placed

in

nonaccrual

status,

mainly

commercial

and
residential

mortgage

loans,

were

current,

or

had

delinquencies

of

less

than

90

days

in

their

interest

payments.

Collections

on
nonaccrual loans are being recorded on a cash basis through earnings,

or on a cost-recovery basis, as conditions warrant.

During the quarter ended March 31, 2025,

interest income of approximately $0.4 million related

to nonaccrual loans with a carrying
value of

$41.8 million

as of

March 31,

2025, mainly

nonaccrual commercial

and construction

loans,

was applied

against the

related
principal balances under the cost-recovery method.
Total loans in early

delinquency (
i.e.
, 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $131.2
million

as

of

March

31,

2025,

a

decrease

of

$21.8

million,

compared

to

$153.0

million

as

of

December

31,

2024,

mainly

due

to

a
$19.5

million

decrease

in

consumer

loans,

mainly

in

the

auto

loans

portfolio,

and

a

$3.9

million

decrease

in

residential

mortgage
loans, partially offset by a $1.6 million increase in

commercial and construction loans.

The OREO portfolio,

which is part of non

-performing assets, amounted

to $15.9 million as of

March 31, 2025 and

$17.3 million as
of December

31, 2024.

The following

tables show

the composition

of the

OREO portfolio

as of

March 31,

2025 and

December 31,
2024,

as well as the activity of the OREO portfolio by geographic area during the quarter ended
March 31, 2025:
OREO Composition by Region

As of March 31, 2025
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 10,742 $ 805 $ - $ 11,547
Construction 451 - - 451
Commercial 1,072 2,810 - 3,882
$ 12,265 $ 3,615 $ - $ 15,880
As of December 31, 2024
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 12,092 $ 805 $ - $ 12,897
Construction 522 - - 522
Commercial 1,077 2,810 - 3,887
$ 13,691 $ 3,615 $ - $ 17,306
OREO Activity by Region

Quarter Ended March 31, 2025
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Beginning Balance $ 13,691 $ 3,615 $ - $ 17,306
Additions 1,455 - - 1,455
Sales (2,603) - - (2,603)
Subsequent measurement adjustments (140) - - (140)
Other adjustments (138) - - (138)
Ending Balance $ 12,265 $ 3,615 $ - $ 15,880

Net Charge-offs and Total

Credit Losses

Net

charge-offs

totaled

$21.4

million

for

the

first

quarter

of

2025,

or

an

annualized

0.68%

of

average

loans,

compared

to

$11.2
million, or

an annualized

0.37% of

average loans,

for the

first quarter

of 2024.
Net charge-offs

for the

first quarter

of 2025

and 2024
include $2.4

million and

$9.5 million,

respectively,

in recover

ies associated

with the

bulk sales

of fully

charged-off

consumer

loans
and finance

leases during

such periods,

which reduced

by 8

bps and

31 bps,

respectively,

the ratio

of total

net charge-offs

to average
loans.
Consumer

loans

and

finance

leases

net

charge-offs

for

the

first

quarter

of

2025

were

$21.5

million,

or

an

annualized

2.31%

of
related

average

loans,

compared

to

net

charge-offs

of

$15.6

million,

or

an

annualized

1.69%

of

related

average

loans,

for

the

first
quarter of

2024.
The increase

in net

charge-offs

was mostly

associated with

lower recoveries

from the

aforementioned

bulk sales

of
fully charged-off consumer loans and

finance leases, which reduced the ratio of consumer net charge

-offs to average loans ratio for the
first quarters of 2025 and 2024 by 25 bps and 104 bps, respectively.

C&I loans net recoveries

for the first quarter

of 2025 were $0.1 million,

or an annualized 0.01% of

related average loans, compared
to net recoveries

of $4.6 million,

or an annualized

0.58% of related

average loans, for

the first quarter

of 2024. The

net recoveries for
the first quarter of 2024 included a $5.0 million recovery associated with a C&I loan in the Puerto Rico region.

The following table presents net charge-offs (recoveries)

to average loans held-in-portfolio for the indicated periods:
Quarter Ended March 31,
2025 2024
Residential mortgage

0.00% 0.03%
Construction

(0.02) % (0.02) %
Commercial mortgage (0.01) % (0.01) %
C&I (0.01) % (0.58) %
Consumer and finance leases

(1)
2.31% 1.69%
Total loans

(1)
0.68% 0.37%
(1)
The net charge-offs for the quarters ended March

31, 2025 and 2024 included $2.4 million and $9.5 million, respectively,

in recoveries associated with the bulk sales of fully charged

-off
consumer loans and finance leases. The aforementioned recoveries reduced the ratios of consumer loans and finance leases and

total net charge-offs to related average loans for the quarter ended March 31, 2025 by 25 bps and 8 bps, respectively,

and by 104 bps and 31 bps, respectively,

for the quarter ended March 31, 2024.

The following table presents net charge-offs (recoveries)

to average loans held in various portfolios by geographic segment for the indicated periods:
Quarter Ended March 31,
2025 2024
PUERTO RICO:
Residential mortgage

0.00
% 0.05%
C&I (0.02) % (0.91) %
Consumer and finance leases
(1)
2.34% 1.66%
Total loans
(1)
0.87% 0.42%
VIRGIN ISLANDS:
Commercial mortgage (0.20) % (0.22) %
C&I 0.06% (0.00) %
Consumer and finance leases 0.95% 3.73%
Total loans 0.14% 0.57%
FLORIDA:
Residential mortgage (0.01) % (0.00) %
Construction

(0.13) % (0.05) %
C&I (0.00) % 0.11%
Consumer and finance leases (0.17) % 0.55%
Total loans (0.01) % 0.05%
(1) The recoveries associated with the aforementioned bulk sales of fully charged-offs consumer loans and finance leases reduced the ratios of consumer loans and finance leases and total net charge-offs to related average loans for the quarter ended March 31, 2025 by 25 bps and 9 bps, respectively, and by 106 bps and 40 bps, respectively, for the quarter ended March 31, 2024.

The following table presents information about the OREO inventory and related gains and losses for the indicated periods:
Quarter Ended March 31,
2025 2024
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential $ 11,547 $ 16,706
Construction 451 1,681
Commercial 3,882 10,477
Total $
15,880
$ 28,864
OREO activity (number of properties):
Beginning property inventory 181 277
Properties acquired 13 16
Properties disposed (33) (46)
Ending property inventory 161 247
Average holding period (in days)
Residential 522 526
Construction 1,641 2,399
Commercial 3,820 1,579
Total average holding period (in days) 1,360 1,017
OREO operations (gain) loss:
Market adjustments and (gains) losses on sale:
Residential $ (1,199) $ (1,826)
Construction (48) (9)
Commercial (12) 19
Total net gain (1,259) (1,816)
Other OREO operations expenses 130 364
Net Gain on OREO operations $ (1,129) $ (1,452)

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

Group.
Concentration Risk
The Corporation conducts

its operations in

a geographically concentrated

area, as its main

market is Puerto

Rico. Of the

total gross
loan portfolio

held for investment

of $12.7 billion

as of March

31, 2025, the

Corporation had

credit risk of

approximately 78% in

the
Puerto Rico region, 18% in the United States region, and 4% in the Virgin

Islands region.
Update on the Puerto Rico Fiscal and Economic Situation
A significant

portion

of the

Corporation’s

business activities

and credit

exposure

is concentrated

in the

Commonwealth of

Puerto
Rico,

which

has

experienced

economic

and

fiscal

distress

over

the

last

decade.

See

“Risk

Management

–

Exposure

to

Puerto

Rico
Government”

below.

Since

declaring

bankruptcy

and

benefitting

from

the

enactment

of

the

federal

Puerto

Rico

Oversight,
Management and Economic Stability Act (“PROMESA”)

in 2016, the Government of Puerto Rico has made

progress on fiscal matters
primarily

by restructuring

a large

portion of

its outstanding

public debt

and identifying

funding

sources for

its underfunded

pension
system.
Economic Indicators
In

March

2025,

the

Puerto

Rico Planning

Board

(“PRPB”)

published

its annual

analysis

of

the Puerto

Rico’s

economy

for

fiscal
year

2024,

as well

as a

revised

short-term

forecast

for fiscal

years 2025

and 2026.

According

to the

PRPB’s

preliminary

estimates,
Puerto Rico’s

real gross

national product

(“GNP”) grew

by 2.1%

in fiscal year

2024, marking

the fourth consecutive

year of

positive
economic growth. The main drivers for growth during

fiscal year 2024 were personal consumption expenditures and

fixed investments
in both

construction

and machinery

and equipment.

These positive

variances

were partially

offset

by a

reduction

in inventories.

For
fiscal years 2025 and 2026, the PRPB’s baseline

projections contemplate real GNP growth of 1.1% and 0.5%, respectively.
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

Labor

market

trends

remain

positive.

Data

published

by

the

Bureau

of

Labor

Statistics

showed

that

non-farm

payrolls

in

March
2025

in

Puerto

Rico

increased

by

0.6%

when

compared

to

March

2024,

primarily

driven

by

payrolls

in

the

private

sector

as

these
increased

by

1.1%

from

the

comparable

figure

a

year

earlier.

Key

industries

driving

private-sector

payroll

growth

include
Construction with

a year-over-year

increase of

5.3% and

Leisure &

Hospitality with

a positive

variance of

1.8%. The

unemployment
rate remained stable at 5.5% in March 2025.
Fiscal Plan

On June 5, 2024,

the PROMESA oversight board

certified the 2024 Fiscal

Plan for Puerto Rico.

The Fiscal Plan intends

to serve as
a roadmap

to promote

economic growth

and achieve

long-term fiscal

stability.

See “Risk

Management –

Update on

the Puerto

Rico
Fiscal

and

Economic

Situation”

in

Part

II,

Item

7,

“Management’s

Discussion

and

Analysis

of

Financial

Condition

and

Results

of
Operations (“MD&A”),” in the 2024 Annual Report on Form 10-K for additional information.
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
The main restructuring

pending is that

of the Puerto

Rico Electric Power

Authority (“PREPA”).

All PREPA

plan confirmation

and
bond-related litigation

is currently

stayed with

no appointed

date for

resumption, except

for certain

matters detailed

in a

Court order
dated

March

20,

2025,

including

permitting

the

PROMESA

oversight

board

to

file

an

amended

proposed

plan

of

adjustment.

The
PROMESA oversight

board filed

the fifth

amended plan

of adjustment

on March

28, 2025,

reflecting the

projections and

findings of
the new

PREPA

fiscal plan.

The amended

plan would

reduce PREPA’s

debt almost

80%, to

the equivalent

of $2.6

billion in

cash or
bonds,

excluding

pension

liabilities.

It

also

incorporates

several

amendments

to

the

previous

structure,

including

a

Rate

Reduction
Fund

to support

PREPA’s

pensions,

and

the elimination

of the

Legacy

Charge

contemplated

in the

previous

versions of

the plan

of
adjustment to repay the significantly reduced debt.

Other Developments
Notable

progress

continues

to

be

made

as

part

of

the

ongoing

efforts

of

prioritizing

the

restoration,

improvement,

and
modernization of

Puerto Rico’s

infrastructure,

particularly in

the aftermath

of Hurricane

Maria in

2017. During

the 12-month

period
ended

February

28,

2025,

over

$3.8

billion

in

disaster

relief

funds

were

disbursed

through

the

Federal

Emergency

Management
Agency

(“FEMA”)

Public

Assistance

program

and

the

HUD

Community

Development

Block

Grant

(“CDBG”)

program,

a

14%
increase

when

compared

to

the

same

period

in

2024.

These

funds

will

continue

to

play

a

key

role

in

supporting

Puerto

Rico’s
economic stability

and are

expected to

have a

positive impact

on the

Island’s

infrastructure. For

example, approximately

86% of

the
projects

that

FEMA

has

obligated

to

address

damage

caused

by

Hurricane

Maria

have

resources

to

reinforce

their

infrastructure,
among other

hazard mitigation

measures, that

will prepare

these facilities for

future weather

events. As of

April 14,

2025, over

3,900
projects

had

already

been

completed

under

FEMA’s

Public

Assistance

Permanent

Work

programs

while

over

20,300

projects

were
active

across

different

stages

of

execution

for

a

total

cost

of

$12.2

billion,

equivalent

to

approximately

33%

of

the

agency’s

$37.1
billion obligation, according to the Central Office for Recovery,

Reconstruction and Resiliency (“COR3”).

Exposure to Puerto Rico Government
As of March 31,

2025, the Corporation

had $288.1 million of

direct exposure to the

Puerto Rico government,

its municipalities and
public corporations, compared to $288.6 million

as of December 31, 2024. As of March 31, 2025,

approximately $196.0 million of the
exposure consisted

of loans and

obligations of municipalities

in Puerto Rico

that are supported

by assigned property

tax revenues and
for which,

in most

cases, the

good faith,

credit and

unlimited taxing

power of

the applicable

municipality have

been pledged

to their
repayment,

and

$50.9

million

consisted

of loans

and obligations

which

are supported

by one

or more

specific

sources of

municipal
revenues.

The

Corporation’s

exposure

to

Puerto

Rico

municipalities

consisted

primarily

of

senior

priority

loans

and

obligations
concentrated in

five of the

largest municipalities

in Puerto Rico.

The municipalities

are required by

law to levy

special property taxes
in

such

amounts

as

are

required

for

the

payment

of

all

of

their

respective

general

obligation

bonds

and

notes.

In

addition

to
municipalities, the

total direct exposure

also included $8.8

million in a

loan extended to

an affiliate

of PREPA,

$29.5 million in

loans
to public

corporations of

the Puerto

Rico government,

and obligations

of the

Puerto Rico

government, specifically

a residential

pass-
through MBS issued

by the PRHFA,

at an amortized

cost of $2.9

million as part

of its available-for-sale

debt securities portfolio

(fair
value of $1.6 million as of March 31, 2025).
The

following

table

details

the

Corporation’s

total

direct

exposure

to

Puerto

Rico

government

obligations

according

to

their
maturities:
As of March 31, 2025
Investment
Portfolio
(Amortized cost) Loans
Total

Exposure
(In thousands)
Puerto Rico Housing Finance Authority:

After 10 years
$ 2,899 $ - $ 2,899
Total Puerto Rico Housing Finance Authority 2,899 - 2,899
Public corporation of the Puerto Rico government:

After 1 to 5 years
- 8,641 8,641

After 5 to 10 years
- 20,842 20,842
Total public corporation of the Puerto Rico government - 29,483 29,483

Affiliate of the Puerto Rico Electric Power Authority:

After 1 to 5 years
- 8,753 8,753
Total Puerto Rico government affiliate - 8,753 8,753
Total Puerto Rico public corporations and government affiliate - 38,236 38,236
Municipalities:

Due within one year
2,297 26,349 28,646

After 1 to 5 years
62,792 39,220 102,012

After 5 to 10 years
11,678 88,825 100,503

After 10 years
15,755 - 15,755
Total Municipalities 92,522 154,394 246,916
Total Direct

Government Exposure
$ 95,421 $ 192,630 $ 288,051
Also, as

of March

31, 2025,

the outstanding

balance of

construction loans

funded through

conduit financing

structures to

support
the

federal

programs

of

LIHTC

combined

with

CDBG-DR

funding

amounted

to

$62.6

million,

compared

to

$59.2

million

as

of
December

31,

2024.

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

as of March

31, 2025, the

Corporation had

$71.5 million

in exposure

to residential mortgage

loans that are

guaranteed
by the PRHFA,

a governmental instrumentality

that has been

designated as a

covered entity under

PROMESA (December

31, 2024 –
$72.5

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

As

of

March

31,

2025

and

December

31,

2024,

the

Corporation

had

$2.9

billion

and

$3.1

billion,

respectively,

of

public

sector
deposits

in

Puerto

Rico.

Approximately

19%

of

the

public

sector

deposits

as

of

March

31,

2025

were

from

municipalities

and
municipal agencies in Puerto Rico and 81% were from

public corporations, the Puerto Rico central government

and agencies, and U.S.
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

FEMA, there

were over

$26 billion

in obligated

disaster recovery

funds for

the USVI

as of

February 28,

2025, up

$12
billion (or

89%) from

the comparable

figure a

year earlier.

During the

12-month period

ended February

28, 2025,

over $724

million
were disbursed in the territory,

representing a year-over-year increase

of 65%.

Finally, PROMESA

does not apply to

the USVI and, as such,

there is currently no federal

legislation permitting the restructuring

of
the debts of the USVI and

its public corporations and instrumentalities.

To the

extent that the fiscal condition of the

USVI government
deteriorates

again,

the

U.S.

Congress

or

the

government

of

the

USVI

may

enact

legislation

allowing

for

the

restructuring

of

the
financial

obligations

of

the

USVI

government

entities

or

imposing

a

stay

on

creditor

remedies,

including

by

making

PROMESA
applicable to the USVI.
As of

March

31,

2025 and

December 31,

2024,

the

Corporation

had $116.0

million

and $100.4

million,

respectively,

in

loans to
USVI public

corporations, of

which $83.6

million and

$68.2 million,

respectively,

were fully

collateralized by

cash balances

held at
the Bank. As of March 31, 2025, all loans were currently performing and up to date on principal and interest payments.

ITEM 3. QUANTITATIVE

AND QUALITATIVE DISCLOSURES

ABOUT MARKET

RISK
For

information

regarding

market

risk

to

which

the

Corporation

is

exposed,

see

the

information

contained

in

Part

I,

Item

2,
“Management’s

Discussion

and

Analysis

of

Financial

Condition

and

Results of

Operations

— Risk

Management”

in

this Quarterly
Report on Form 10-Q.
ITEM 4.

CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
First

BanCorp.’s

management,

including

its

Chief

Executive

Officer

and

Chief

Financial

Officer,

evaluated

the

effectiveness

of
First

BanCorp.’s

disclosure

controls

and

procedures

(as

defined

in

Rules

13a-15(e)

and

15d-15(e)

under

the

Exchange

Act)

as

of
March 31, 2025,

the end of

the period covered

by this Quarterly

Report on Form

10-Q. Based on

this evaluation, the

Chief Executive
Officer

and Chief

Financial Officer

concluded that

the Corporation’s

disclosure

controls and

procedures were

effective

as of

March
31,

2025

and

provide

reasonable

assurance

that

the

information

required

to

be

disclosed

by

the

Corporation

in

reports

that

the
Corporation

files

or

submits

under

the

Exchange

Act

is

recorded,

processed,

summarized

and

reported

within

the

time

periods
specified

in SEC

rules and

forms and

is accumulated

and reported

to the

Corporation’s

management,

including

the Chief

Executive
Officer and Chief Financial Officer,

as appropriate, to allow timely decisions regarding required disclosures.
Internal Control over Financial Reporting
There were

no changes

to the

Corporation’s

internal control

over financial

reporting (as

defined

in Rules

13a-15(f) and

15d-15(f)
under the

Exchange Act)

during the

most recent

quarter ended

March 31,

2025 that have

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

19

–

“Regulatory

Matters,

Commitments

and

Contingencies,”

to

the

unaudited
consolidated financial statements herein, which is incorporated by reference in this Part II, Item 1.
ITEM 1A.

RISK FACTORS
The Corporation’s business, operating results and/or the market price of our common stock may be significantly affected by a number of factors. A detailed

discussion of certain

risk factors that

could affect

the Corporation’s future

operations, financial

condition or results

for
future periods is set forth in Part I, Item 1A, “Risk Factors,” in the 2024 Annual Report on Form 10-K. These risk factors, and others, could cause actual

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

2024 Annual Report on Form 10-K.
There have been no material changes from those risk factors previously disclosed in Part I, Item 1A., “Risk Factors,” in the 2024 Annual
Report on Form 10-K.

ITEM 2.

UNREGISTERED

SALES OF

EQUITY SECURITIES

AND USE OF

PROCEEDS
The Corporation did not have any unregistered sales

of equity securities during the quarter ended March

31, 2025.
Issuer Purchases of Equity Securities
The following table provides information in relation

to the Corporation’s purchases of its common stock during

the quarter ended March
31, 2025.
Period
Total Number of Shares
Purchased

Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs (1)
Approximate Dollar Value
of Shares that May Yet

be
Purchased Under the Plans
or Programs (in
thousands) (1)
January 1, 2025 - January 31, 2025 327 $ 18.16 - $ 200,000
February 1, 2025 - February 28, 2025 - - - 200,000
March 1, 2025 - March 31, 2025 1,376,489 18.27 1,194,567 127,692
Total 1,376,816
(2) (3)
1,194,567
(1)
As of March

31, 2025, the

Corporation was

authorized to purchase

up to $250

million that

could include

repurchases of common

stock and/or

junior subordinated

debentures under

the
program that was

publicly announced on July

22, 2024. During the

first quarter of

2025, the Corporation

repurchased approximately

$21.8 million in common

stock and redeemed

$50.6
million of junior subordinated debentures,

as further explained in Note 6

- “Non-Consolidated Variable

Interest Entities (“VIEs”) and

Servicing Assets.” The repurchase program

does not
obligate

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
(2)
Includes 1,194,567 shares of common stock repurchased in the open market at an average price of $18.21 for a total purchase price of approximately $21.8 million.
(3)
Includes 182,249 shares of common stock acquired

by the Corporation to cover minimum tax withholding

obligations upon the vesting of equity-based awards.

The Corporation intends to
continue to satisfy statutory tax withholding obligations in connection with the vesting of outstanding restricted stock and

performance units through the withholding of shares.
ITEM 5.

OTHER INFORMATION
During

the

quarter

ended

March

31,

2025,

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
104
The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in
Inline XBRL (included within the Exhibit 101 attachments)

SIGNATURES
Pursuant to

the requirements

of the

Securities Exchange

Act of

1934, the

Corporation has

duly caused

this report

to be

signed on

its
behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant
Date:

May 9, 2025
By:

/s/ Aurelio Alemán

Aurelio Alemán

President and Chief Executive Officer
Date: May 9, 2025
By:

/s/ Orlando Berges

Orlando Berges

Executive Vice President and Chief Financial Officer