Form 10-Q
period 2025-06-30
FIRST BANCORP /PR/
filed 2025-08-07
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
____________
FORM
10-Q
(Mark One)
[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2025
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
Common stock:
160,469,644

shares outstanding as of August 5, 2025.

FIRST BANCORP.
INDEX PAGE
PART

I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements:
Consolidated Statements of Financial

Condition (Unaudited) as of

June 30, 2025 and

December
31, 2024

5
Consolidated Statements

of Income

(Unaudited) –

Quarters and

Six-Month Periods

ended June
30, 2025 and 2024
6
Consolidated

Statements

of

Comprehensive

Income

(Unaudited)

–

Quarters

and

Six-Month
Periods ended June 30, 2025 and 2024
7
Consolidated Statements

of Cash Flows

(Unaudited) –

Six-Month Periods

ended June 30,

2025
and 2024

8
Consolidated

Statements of

Changes

in Stockholders’

Equity (Unaudited)

– Quarters

and Six-
Month Periods ended June 30, 2025 and 2024
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
122
122
Item 6.
Exhibits

123
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
●
general

competitive

factors

and

other

market

risks

as

well

as

the

implementation

of

existing

or

planned

strategic

growth
opportunities,

including

risks,

uncertainties,

and

other

factors

or

events

related

to

any

business

acquisitions,

dispositions,
strategic

partnerships,

strategic

operational

investments,

including

systems

conversions,

and

any

anticipated

efficiencies

or
other expected results related thereto;

●
uncertainty regarding

the implementation

of Puerto

Rico’s

debt restructuring

plan (“Plan

of Adjustment”

or “PoA”)

and the
revised fiscal plan for Puerto Rico, as certified on June

6, 2025 (the “2025 Fiscal Plan”) by the oversight

board established by
the Puerto

Rico Oversight,

Management,

and Economic

Stability Act

(“PROMESA”),

or any

revisions

to it,

on our

clients
and loan portfolios, and any potential impact of future economic or political developments and tax regulations in Puerto Rico;

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

●
the

impacts

of

applicable

legislative,

tax,

or

regulatory

changes

or

changes

in

legislative,

tax,

or

regulatory

priorities,
including

as

a

result

of

the

One

Big

Beautiful

Bill

Act,

signed

into

law

on

July

4,

2025;

the

reduction

in

staffing

at

U.S.
governmental

agencies;

and

potential

government

shutdowns

and

political

impasses,

including

uncertainties

regarding

the
U.S. debt ceiling and federal budget, on the Corporation’s

financial condition or performance;
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
June 30, 2025 December 31, 2024
(In thousands, except for share information)
ASSETS
Cash and due from banks $
735,384
$
1,158,215
Money market investments:
Time deposit with another financial institution
500
500
Other short-term investments
826
700
Total money market investments
1,326
1,200
Available-for-sale debt securities, at fair value (amortized cost of

$
4,931,635

as of June 30, 2025 and $
5,125,408

as of December 31, 2024; ACL of $
513

as of June 30, 2025 and $
521

as of December 31, 2024)
4,496,803
4,565,302
Held-to-maturity debt securities, at amortized

cost, net of ACL of $
765

as of June 30, 2025 and $
802
as of December 31, 2024 (fair value of

$
299,846

as of June 30, 2025 and $
308,040

as of December 31, 2024)
306,521
316,984
Equity securities
45,202
52,018
Total investment securities
4,848,526
4,934,304
Loans, net of ACL of $
248,578

as of June 30, 2025 and $
243,942

as of December 31, 2024
12,621,424
12,502,614
Mortgage loans held for sale, at lower of

cost or market
9,857
15,276
Total loans, net
12,631,281
12,517,890
Accrued interest receivable on loans and

investments
71,548
71,881
Premises and equipment, net
128,425
133,437
Other real estate owned (“OREO”)
14,449
17,306
Deferred tax asset, net
134,772
136,356
Goodwill
38,611
38,611
Other intangible assets
4,535
6,967
Other assets
288,672
276,754
Total assets $
18,897,529
$
19,292,921
LIABILITIES
Non-interest-bearing deposits $
5,343,588
$
5,547,538
Interest-bearing deposits
11,210,450
11,323,760
Total deposits
16,554,038
16,871,298
Long-term borrowings
320,000
561,700
Accounts payable and other liabilities
178,036
190,687
Total liabilities
17,052,074
17,623,685
Commitments and contingencies (See

Note 19)
(nil) (nil)
STOCKHOLDERS’ EQUITY
Common stock, $
0.10

par value,
2,000,000,000

shares authorized;
223,663,116

shares issued;
161,507,795
shares outstanding as of June 30, 2025 and
163,868,877

shares outstanding as of December 31,

2024
22,366
22,366
Additional paid-in capital
959,629
964,964
Retained earnings, includes legal surplus

reserve of $
230,178

as of each of June 30, 2025 and December

31, 2024
2,137,421
2,038,812
Treasury stock (at cost),
62,155,321

shares as of June 30, 2025 and
59,794,239

shares as of December 31, 2024
(832,671)
(790,350)
Accumulated other comprehensive loss,

net of tax of $
8,221

as of each of June 30, 2025 and December

31, 2024
(441,290)
(566,556)
Total stockholders’ equity
1,845,455
1,669,236
Total liabilities and stockholders’ equity $
18,897,529
$
19,292,921
The accompanying notes are an integral part

of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Quarter Ended June 30, Six-Month Period Ended June 30,
2025 2024 2025 2024
(In thousands, except per share information)
Interest and dividend income:

Loans
$
242,573
$
239,927
$
483,905
$
477,056

Investment securities
23,720
23,258
47,248
47,380

Money market investments and interest-bearing cash accounts
11,897
9,060
24,102
16,314

Total interest and dividend income
278,190
272,245
555,255
540,750
Interest expense:

Deposits
58,638
63,671
117,135
126,696

Short-term borrowings
-
-
76
-

Long-term borrowings
3,693
8,946
9,788
17,906

Total interest expense
62,331
72,617
126,999
144,602

Net interest income
215,859
199,628
428,256
396,148
Provision for credit losses - expense (benefit):

Loans and finance leases
20,381
11,930
45,218
24,847

Unfunded loan commitments
287
(417)
224
(136)

Debt securities
(81)
92
(45)
(939)

Provision for credit losses - expense
20,587
11,605
45,397
23,772

Net interest income after provision for credit losses
195,272
188,023
382,859
372,376
Non-interest income:

Service charges and fees on deposit accounts
9,756
9,725
19,396
19,387

Mortgage banking activities
3,401
3,419
6,578
6,301

Insurance commission income
2,538
2,786
8,343
8,293

Card and processing income
11,880
11,523
23,355
22,835

Other non-interest income
3,375
4,585
9,012
9,205

Total non-interest income

30,950
32,038
66,684
66,021
Non-interest expenses:

Employees’ compensation and benefits
60,058
57,456
122,195
116,962

Occupancy and equipment
22,297
21,851
44,927
43,232

Business promotion
3,495
4,359
6,773
8,201

Professional service fees
11,609
12,431
23,095
25,107

Taxes, other than income taxes
5,712
5,408
11,590
10,537

FDIC deposit insurance
2,235
2,316
4,471
5,418

Net gain on OREO operations
(591)
(3,609)
(1,720)
(5,061)

Credit and debit card processing expenses
7,747
7,607
12,857
13,358

Communications
2,208
2,261
4,453
4,358

Other non-interest expenses
8,567
8,602
17,718
17,493

Total non-interest expenses
123,337
118,682
246,359
239,605
Income before income taxes
102,885
101,379
203,184
198,792
Income tax expense
22,705
25,541
45,945
49,496
Net income

$
80,180
$
75,838
$
157,239
$
149,296
Net income attributable to common stockholders

$
80,180
$
75,838
$
157,239
$
149,296
Net income per common share:

Basic
$
0.50
$
0.46
$
0.97
$
0.90

Diluted
$
0.50
$
0.46
$
0.97
$
0.90

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Quarter Ended June 30, Six-Month Period Ended June 30,
2025 2024 2025 2024
(In thousands)
Net income

$
80,180
$
75,838
$
157,239
$
149,296
Other comprehensive income (loss), net of tax:
Available-for-sale debt securities:
Net unrealized holding gains (losses) on debt securities

(1)
41,205
10,560
125,266
(4,505)
Other comprehensive income (loss) for the period, net of tax
41,205
10,560
125,266
(4,505)

Total comprehensive income $
121,385
$
86,398
$
282,505
$
144,791
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
2025 2024
(In thousands)
Cash flows from operating activities:
Net income

$
157,239
$
149,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
8,809
9,313
Amortization of intangible assets
2,432
3,683
Provision for credit losses
45,397
23,772
Deferred income tax expense
1,584
7,402
Stock-based compensation
5,878
4,847
Unrealized gain on derivative instruments
(240)
(353)
Net gain on disposals or sales, and impairments of premises

and equipment and other assets
-
(69)
Net gain on sales of loans and loans held-for-sale valuation adjustments

(2,230)
(1,599)
Net (accretion) amortization of discounts, premiums, and

deferred loan fees and costs
(353)
323
Originations and purchases of loans held for sale
(85,836)
(76,592)
Sales and repayments of loans held for sale
93,508
74,222
Amortization of broker placement fees
329
299
Net amortization of premiums and discounts on investment securities
1,630
2,181
Increase in accrued interest receivable
(2,605)
(142)
(Decrease) increase in accrued interest payable
(3,055)
9,351
Increase in other assets
(11,670)
(2,889)
Decrease in other liabilities
(7,151)
(13,656)

Net cash provided by operating activities
203,666
189,389
Cash flows from investing activities:
Net disbursements on loans held for investment
(194,164)
(307,677)
Proceeds from sales of loans held for investment
2,475
10,162
Proceeds from sales of repossessed assets
27,417
37,499
Purchases of available-for-sale debt securities
(404,332)
(28,037)
Proceeds from principal repayments and maturities of available-for-sale debt securities
580,359
293,931
Proceeds from principal repayments of held-to-maturity debt securities
10,767
10,726
Additions to premises and equipment
(4,093)
(5,857)
Proceeds from sales of premises and equipment and other assets
-
1,317
Net redemptions (purchases) of equity securities
6,901
(1,388)
Proceeds from the settlement of insurance claims - investing activities
-
670

Net cash provided by investing activities
25,330
11,346
Cash flows from financing activities:
Net decrease in deposits
(299,298)
(122,546)
Repayments of long-term borrowings
(239,850)
-
Repurchase of outstanding common stock
(53,534)
(101,599)
Dividends paid on common stock
(59,019)
(53,472)

Net cash used in financing activities
(651,701)
(277,617)
Net decrease in cash and cash equivalents
(422,705)
(76,882)
Cash and cash equivalents at beginning of year
1,159,415
663,164
Cash and cash equivalents at end of period $
736,710
$
586,282
Cash and cash equivalents include:
Cash and due from banks $
735,384
$
581,843
Money market investments
1,326
4,439
$
736,710
$
586,282
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY
(Unaudited)
Quarter Ended June 30, Six-Month Period Ended June 30,
2025 2024 2025 2024
(In thousands, except per share information)
Common Stock $
22,366
$
22,366
$
22,366
$
22,366
Additional Paid-In Capital:

Balance at beginning of period
957,380
959,319
964,964
965,707

Stock-based compensation expense
2,139
1,922
5,878
4,847

Common stock reissued under stock-based compensation plan
-
(11)
(11,356)
(9,347)

Restricted stock forfeited
110
24
143
47

Balance at end of period
959,629
961,254
959,629
961,254
Retained Earnings:

Balance at beginning of period
2,086,276
1,892,714
2,038,812
1,846,112

Net income

80,180
75,838
157,239
149,296

Dividends on common stock ($
0.18

per share and $
0.16

per share for the quarters ended

June 30, 2025 and 2024, respectively; $
0.36

per share and $
0.32

per share for the

six-month periods ended June 30, 2025 and 2024, respectively)
(29,035)
(26,572)
(58,630)
(53,428)

Balance at end of period
2,137,421
1,941,980
2,137,421
1,941,980
Treasury Stock (at cost):

Balance at beginning of period
(804,185)
(740,447)
(790,350)
(697,406)

Common stock repurchases (See Note 11)
(28,376)
(50,005)
(53,534)
(102,359)

Common stock reissued under stock-based compensation plan
-
11
11,356
9,347

Restricted stock forfeited
(110)
(24)
(143)
(47)

Balance at end of period
(832,671)
(790,465)
(832,671)
(790,465)
Accumulated Other Comprehensive Loss, net

of tax:

Balance at beginning of period
(482,495)
(654,235)
(566,556)
(639,170)

Other comprehensive income (loss), net of tax
41,205
10,560
125,266
(4,505)

Balance at end of period
(441,290)
(643,675)
(441,290)
(643,675)

Total stockholders’ equity
$
1,845,455
$
1,491,460
$
1,845,455
$
1,491,460
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
INDEX TO NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
PAGE
Note 1 –
Basis of Presentation and Significant Accounting Policies

11
Note 2 – Debt Securities
12
Note 3 – Loans Held for Investment
22
Note 4 – Allowance for Credit Losses for Loans and Finance Leases
42
Note 5 – Other Real Estate Owned (“OREO”)
45
Note 6 – Non-Consolidated Variable Interest Entities (“VIEs”) and Servicing Assets
46
Note 7 – Deposits
49
Note 8 – Borrowings
50
Note 9 – Earnings per Common Share
51
Note 10 – Stock-Based Compensation
52
Note 11 – Stockholders’ Equity
55
Note 12 – Accumulated Other Comprehensive Loss
57
Note 13 – Employee Benefit Plans
57
Note 14– Income Taxes
58
Note 15 – Fair Value
59
Note 16 – Revenue from Contracts with Customers
64
Note 17 – Segment Information
66
Note 18 –
Supplemental Statements

of Cash Flows Information
69
Note 19 – Regulatory Matters, Commitments, and Contingencies
70
Note 20 – First BanCorp. (Holding Company Only) Financial Information
72

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

30, 2025

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

Issued Accounting

Standards

Not Yet Effective

or Not Yet Adopted
ASU

2025-05,

“Financial Instruments

–

Credit

Losses

(Topic

326):

Measurement of

Credit

Losses

for

Accounts Receivable

and
Contract Assets”
In July 2025,

the FASB issued

ASU 2025-05, which

provides a practical

expedient for current accounts

receivable and current

contract
assets accounted

for pursuant

to ASC

Topic 606.

Such practical

expedient, if

elected, allows

an entity

to assume

that current

economic
conditions as of the reporting date

remain unchanged over their remaining

lives. The amendments in this

Update, which should be

applied
prospectively, will be effective for annual reporting periods beginning after December 15, 2025,

and interim reporting periods within those
annual reporting periods. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. The Corporation does not expect to

be materially impacted by the adoption of this ASU during

the first quarter of 2026.
The Corporation

does not

expect to

be impacted

by the

following ASU

issued during

2025 that

is not

yet effective

or has

not yet
been adopted:
●
ASU 2025-03, “Business Combinations (Topic

805) and Consolidation (Topic

810): Determining the Accounting Acquirer
in the Acquisition of a Variable

Interest Entity”
For

other

issued

accounting

standards

not

yet

effective

or

not

yet

adopted,

see

Note

1

–

“Nature

of

Business

and

Summary

of
Significant Accounting Policies,” to the audited consolidated financial statements included in the 2024 Annual Report on Form 10-K.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
12
NOTE 2 – DEBT SECURITIES
Available-for-Sale

Debt Securities
The amortized

cost, gross

unrealized gains

and losses,

ACL, estimated

fair value,

and weighted-average

yield of

available-for-sale
debt securities by contractual maturities as of June 30, 2025 and

December 31, 2024 were as follows:

June 30, 2025
Amortized cost
(1)
Gross Unrealized
ACL Fair Value
(2)
Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:

Due within one year
$
217,634
$
12
$
214
$
-
$
217,432
3.94
U.S. government-sponsored entities' (“GSEs”) obligations:

Due within one year
1,027,771
-
13,922
-
1,013,849
0.73

After 1 to 5 years
546,010
26
28,679
-
517,357
1.01

After 10 years
7,015
-
12
-
7,003
4.68
Puerto Rico government obligation:

After 10 years
(3)
2,833
-
920
337
1,576
-
United States and Puerto Rico government obligations
1,801,263
38
43,747
337
1,757,217
1.21
Mortgage-backed securities (“MBS”):

Residential MBS:

Freddie Mac (“FHLMC”) certificates:

After 1 to 5 years
11,321
-
274
-
11,047
2.14

After 5 to 10 years
141,349
-
10,269
-
131,080
1.46

After 10 years
868,484
428
136,249
-
732,663
1.58

1,021,154
428
146,792
-
874,790
1.57

Ginnie Mae (“GNMA”) certificates:

Due within one year
153
-
-
-
153
2.61

After 1 to 5 years
5,863
-
203
-
5,660
0.72

After 5 to 10 years
60,226
4
4,414
-
55,816
1.74

After 10 years
149,091
76
19,182
-
129,985
2.94
215,333
80
23,799
-
191,614
2.54

Fannie Mae (“FNMA”) certificates:

After 1 to 5 years
17,145
-
409
-
16,736
2.14

After 5 to 10 years
244,722
39
14,920
-
229,841
1.77

After 10 years
904,406
508
123,825
-
781,089
1.53

1,166,273
547
139,154
-
1,027,666
1.59

Collateralized mortgage obligations (“CMOs”) issued

or guaranteed by the FHLMC, FNMA, and GNMA:

After 10 years
484,723
1,724
44,570
-
441,877
3.32

Private label:

After 5 to 10 years
5,447
-
1,490
176
3,781
6.57
Total Residential MBS
2,892,930
2,779
355,805
176
2,539,728
1.95

Commercial MBS:

After 1 to 5 years
33,487
10
1,605
-
31,892
2.55

After 5 to 10 years
10,479
-
1,279
-
9,200
1.68

After 10 years
192,976
77
34,787
-
158,266
2.39
Total Commercial MBS
236,942
87
37,671
-
199,358
2.38
Total MBS
3,129,872
2,866
393,476
176
2,739,086
1.99
Other:

Due within one year
500
-
-
-
500
2.35
Total available-for-sale debt securities $
4,931,635
$
2,904
$
437,223
$
513
$
4,496,803
1.70
(1) Excludes accrued interest receivable on available-for-sale debt securities that totaled $
8.8

million as of June 30, 2025 reported as part of accrued interest receivable on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
265.8

million (amortized cost - $
304.4

million) that was pledged at the FHLB as collateral for borrowings and letters of credit as well as $
2.8

billion (amortized cost - $
3.1

billion) pledged as collateral for the
uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
14
During the

first six

months of

2025, the

Corporation purchased

approximately $
409.4

million in

available-for-sale

debt securities,
of

which

$
196.8

million

were U.S

Treasury

securities

with

an

average

yield

of
4.27
% and

$
212.6

million

were

U.S agencies

MBS
with an average yield of
5.29
%, including $
195.5

million of residential MBS.
Maturities

of

available-for-sale

debt

securities

are

based

on

the

period

of

final

contractual

maturity.

Expected

maturities

might
differ

from

contractual

maturities

because

they

may

be

subject

to

prepayments

and/or

call

options.

The

weighted-average

yield

on
available-for-sale

debt

securities

is

based

on

amortized

cost

and,

therefore,

does

not

give

effect

to

changes

in

fair

value.

The

net
unrealized loss

on available-for-sale

debt securities

is presented

as part

of accumulated

other comprehensive

loss in

the consolidated
statements of financial condition.
The

following

tables

present

the

fair

value

and

gross

unrealized

losses

of

the

Corporation’s

available-for-sale

debt

securities,
aggregated by

investment category

and length of

time that individual

securities have

been in a

continuous unrealized

loss position, as
of June 30, 2025 and December 31, 2024. The tables also include debt securities for which an ACL was recorded.

As of June 30, 2025
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

U.S. Treasury and U.S. GSEs’

obligations
$
104,471
$
47
$
1,545,519
$
42,780
$
1,649,990
$
42,827

Puerto Rico government obligation
-
-
1,576
920
(1)
1,576
920

MBS:

Residential MBS:

FHLMC
-
-
829,030
146,792
829,030
146,792

GNMA
15,257
221
155,770
23,578
171,027
23,799

FNMA
-
-
969,968
139,154
969,968
139,154

CMOs issued or guaranteed by the FHLMC,

FNMA, and GNMA
8,683
14
176,975
44,556
185,658
44,570

Private label
-
-
3,781
1,490
(1)
3,781
1,490

Commercial MBS
30,982
595
131,045
37,076
162,027
37,671
$
159,393
$
877
$
3,813,664
$
436,346
$
3,973,057
$
437,223
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of June 30, 2025, the PRHFA

bond and private label MBS had an ACL of $
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

Private label MBS

held as part

of the Corporation’s

available for sale

portfolio consist of

trust certificates issued

by an unaffiliated
party

backed

by

fixed-rate,

single-family

residential

mortgage

loans

in

the

U.S.

mainland

with

original

FICO

scores

over

700

and
moderate

loan-to-value

ratios (under
80
%), as

well

as moderate

delinquency

levels.

The interest

rate

on

these

private label

MBS is
variable, tied

to
3-month CME Term Secured Overnight Financing Rate (“SOFR”
) plus

a tenor

spread adjustment

of
0.26161
% and
the

original

spread

limited

to

the

weighted-average

coupon

of

the

underlying

collateral.

The

Corporation

determined

the

ACL

for
private

label

MBS

based

on

a

risk-adjusted

discounted

cash

flow

methodology

that

considers

the

structure

and

terms

of

the
instruments.

The

Corporation

utilized

probability

of default

(“PDs”)

and

loss-given

default

(“LGDs”)

that

considered,

among

other
things, historical

payment performance,

loan-to-value attributes,

and relevant

current and

forward-looking

macroeconomic variables,
such as

regional unemployment

rates and

the housing

price index.

Under this

approach, expected

cash flows

(interest and

principal)
were discounted

at the U.S.

Treasury yield

curve as of

the reporting

date. See

Note 15

– “Fair Value

”

for the significant

assumptions
used in the valuation of the private label MBS as of June 30, 2025 and December

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
six-month periods ended June 30, 2025 and 2024:

Quarter Ended June 30,
2025 2024
Private label
MBS
Puerto Rico

Government
Obligation Total
Private label
MBS
Puerto Rico

Government
Obligation Total
(In thousands)
Beginning balance $
176
$
340
$
516
$
116
$
326
$
442
Provision for credit losses – (benefit) expense
-
(3)
(3)
-
60
60
Net recoveries
-
-
-
47
-
47

ACL on available-for-sale debt securities
$
176
$
337
$
513
$
163
$
386
$
549

Six-Month Period Ended June 30,
2025 2024
Private label
MBS
Puerto Rico

Government
Obligations Total
Private label
MBS
Puerto Rico

Government
Obligations Total
(In thousands)
Beginning balance $
176
$
345
$
521
$
116
$
395
$
511
Provision for credit losses - benefit
-
(8)
(8)
-
(9)
(9)
Net recoveries
-
-
-
47
-
47

ACL on available-for-sale debt securities
$
176
$
337
$
513
$
163
$
386
$
549

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
17
Held-to-Maturity Debt Securities
The

amortized

cost,

gross

unrecognized

gains

and

losses,

estimated

fair

value,

ACL,

weighted-average

yield

and

contractual
maturities of held-to-maturity debt securities as of June 30, 2025 and December 31, 2024 were as follows:

June 30, 2025
Amortized cost
(1) (2)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Puerto Rico municipal bonds:
Due within one year
$
2,380
$
-
$
7
$
2,373
$
5
4.86
After 1 to 5 years
62,962
2,450
218
65,194
410
7.18
After 5 to 10 years
11,741
705
168
12,278
111
5.06
After 10 years
15,755
106
-
15,861
239
7.78
Total Puerto Rico municipal bonds
92,838
3,261
393
95,706
765
6.96
MBS:

Residential MBS:
FHLMC certificates:
After 1 to 5 years
10,156
-
190
9,966
-
3.03
After 10 years
16,349
-
850
15,499
-
4.33
26,505
-
1,040
25,465
-
3.83
GNMA certificates:
After 10 years
12,271
-
523
11,748
-
3.30
FNMA certificates:
After 10 years
58,175
-
2,610
55,565
-
4.19
CMOs issued or guaranteed by

FHLMC, FNMA, and GNMA:
After 10 years
24,123
-
895
23,228
-
3.43
Total Residential MBS
121,074
-
5,068
116,006
-
3.87

Commercial MBS:
Due within one year
9,160
-
86
9,074
-
3.48
After 10 years
84,214
-
5,154
79,060
-
1.90
Total Commercial MBS
93,374
-
5,240
88,134
-
2.06
Total MBS
214,448
-
10,308
204,140
-
3.08
Total held-to-maturity debt securities $
307,286
$
3,261
$
10,701
$
299,846
$
765
4.25
(1)
Excludes accrued interest receivable

on held-to-maturity debt securities

that totaled $
3.8

million as of June 30,

2025 reported as part

of accrued interest receivable on

loans and investment securities

in the consolidated
statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
188.8

million (fair value - $
185.7

million) that serves as collateral for the uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
19
The

following

tables

present

the

Corporation’s

held-to-maturity

debt

securities’

fair

value

and

gross

unrecognized

losses,
aggregated by

category and

length of

time that

individual securities

had been

in a

continuous unrecognized

loss position,

as of

June
30, 2025 and December 31, 2024, including debt securities for which an ACL was recorded:

As of June 30, 2025
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

Puerto Rico municipal bonds
$
-
$
-
$
22,209
$
393
$
22,209
$
393

MBS:

Residential MBS:

FHLMC certificates
-
-
25,465
1,040
25,465
1,040

GNMA certificates
-
-
11,748
523
11,748
523

FNMA certificates
-
-
55,565
2,610
55,565
2,610

CMOs issued or guaranteed by FHLMC,

FNMA, and GNMA
-
-
23,228
895
23,228
895

Commercial MBS
-
-
88,134
5,240
88,134
5,240
Total held-to-maturity debt securities $
-
$
-
$
226,349
$
10,701
$
226,349
$
10,701
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

Significant
Accounting Policies,” to the audited financial statements included in the

2024 Annual Report on Form 10-K.
The Corporation

performs periodic

credit quality

reviews on

these issuers.

All of

the Puerto

Rico municipal

bonds were

current as

to
scheduled contractual

payments as

of June

30, 2025.

The ACL

of Puerto

Rico municipal

bonds was

$
0.8

million as

of each

of June

30,
2025 and December 31, 2024.

The following table presents

the activity in the

ACL for held-to-maturity debt

securities by major security

type for the quarters

and
six-month periods ended June 30, 2025 and 2024:

Puerto Rico Municipal Bonds
Quarter Ended June 30,
2025 2024
(In thousands)
Beginning balance $
843
$
1,235
Provision for credit losses – (benefit) expense

(78)
32
ACL on held-to-maturity debt securities
$
765
$
1,267

Puerto Rico Municipal Bonds
Six-Month Period Ended June 30,
2025 2024
(In thousands)
Beginning Balance $
802
$
2,197
Provision for credit losses - benefit
(37)
(930)
ACL on held-to-maturity debt securities
$
765
$
1,267

From

time

to

time,

the

Corporation

has

held-to-maturity

securities

with

an

original

maturity

of

three

months

or

less

that

are
considered

cash

and

cash

equivalents

and

are

classified

as

money

market

investments

in

the

consolidated

statements

of

financial
condition. As

of

June

30,

2025

and

December

31,

2024,

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
As of June 30, 2025 and December 31, 2024, all Puerto Rico municipal bonds classified as held-to-maturity were classified as Pass.

No

held-to-maturity debt

securities were

on nonaccrual

status, 90

days past

due and

still accruing,

or past

due as

of June

30, 2025
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
2025 2024
(In thousands)
Puerto Rico and Virgin Islands region:
Residential mortgage loans, mainly secured by first mortgages $
2,343,894
$
2,323,205
Construction loans
204,485
184,427
Commercial mortgage loans

1,774,231
1,867,894
Commercial and Industrial (“C&I”) loans
2,367,000
2,325,875
Consumer loans
3,741,142
3,750,205
Loans held for investment $
10,430,752
$
10,451,606
Florida region:
Residential mortgage loans, mainly secured by first mortgages $
515,264
$
505,226
Construction loans
40,865
43,969
Commercial mortgage loans

728,244
698,090
C&I loans
1,149,008
1,040,163
Consumer loans
5,869
7,502
Loans held for investment $
2,439,250
$
2,294,950
Total:
Residential mortgage loans, mainly secured by first mortgages $
2,859,158
$
2,828,431
Construction loans
245,350
228,396
Commercial mortgage loans

2,502,475
2,565,984
C&I loans
(1)
3,516,008
3,366,038
Consumer loans
3,747,011
3,757,707
Loans held for investment
(2)
12,870,002
12,746,556
ACL on loans and finance leases
(248,578)
(243,942)

Loans held for investment, net $
12,621,424
$
12,502,614
(1) As of June 30, 2025 and December 31, 2024, includes $
837.9

million and $
780.9

million, respectively, of commercial loans that were secured by real estate and for which the primary source of repayment at origination was

not dependent upon such real estate.
(2) Includes accretable fair value net purchase discounts of $
22.1

million and $
23.6

million as of June 30, 2025 and December 31, 2024, respectively.
Various

loans

were

assigned

as

collateral

for

borrowings,

government

deposits,

time

deposits

accounts,

and

related

unused
commitments.

The

carrying

value

of

loans

pledged

as

collateral

amounted

to

$
5.7

billion

and

$
5.4

billion

as

of

June

30,

2025

and
December

31, 2024,

respectively.

As of

June 30,

2025 and

December

31, 2024,

loans pledged

as collateral

include $
2.0

billion

and
$
1.7

billion

respectively,

that

were

pledged

at

the

FHLB

as

collateral

for

borrowings

and

letters

of

credit;

$
3.4

billion

pledged

as
collateral

to

secure

borrowing

capacity

at

the

FED

Discount

Window

as of

each

of

June 30,

2025

and

December

31, 2024;

$
161.1
million pledged

to secure

as collateral

for the uninsured

portion of

government deposits,

compared to

$
163.5

million as of

December
31, 2024; and $
120.5

million pledged to secure time deposits accounts, compared to $
123.0

million as of December 31, 2024
.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
23
The Corporation’s

aging of

the loan

portfolio held

for investment,

as well

as information

about nonaccrual

loans with

no ACL,

by
portfolio classes as of June 30, 2025 and December 31, 2024 are as follows:

As of June 30, 2025 Days Past Due and Accruing
Current
(1)
30-59 60-89
90+
(2) (3) (4)
Nonaccrual
(5)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(6)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed

loans
(1) (2) (4) $
71,798
$
-
$
2,453
$
15,706
$
-
$
89,957
$
-

Conventional residential mortgage loans
(1) (3) (5)
2,708,739
-
23,731
5,941
30,790
2,769,201
3
Commercial loans:

Construction loans
239,632
-
-
-
5,718
245,350
956

Commercial mortgage loans
(1) (3) (5) (6)
2,478,530
-
156
884
22,905
2,502,475
14,459

C&I loans
3,492,000
2,510
293
856
20,349
3,516,008
15,856
Consumer loans:

Auto loans
1,975,258
58,131
10,591
-
14,009
2,057,989
464

Finance leases
881,242
13,224
3,481
-
3,309
901,256
111

Personal loans
331,160
5,540
2,731
-
1,795
341,226
-

Credit cards
287,685
4,028
3,123
6,148
-
300,984
-

Other consumer loans
140,359
2,438
1,536
-
1,223
145,556
-

Total loans held for investment
$
12,606,403
$
85,871
$
48,095
$
29,535
$
100,098
$
12,870,002
$
31,849

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

2025 amounted

to $
7.8

million, $
57.4

million, and

$
1.5

million,
respectively.
(2)
It is the Corporation’s policy to report

delinquent Federal Housing Authority (“FHA”)/U.S. Department of Veterans

Affairs (“VA”)

government-guaranteed residential mortgage loans as past-due loans 90 days and still accruing as

opposed to

nonaccrual loans.

The Corporation

continues accruing

interest on

these loans

until they

have passed

the 15-month

delinquency mark,

taking into

consideration the

FHA interest

curtailment
process. These balances include $
6.2

million of residential mortgage loans guaranteed by the FHA that were over 15 months delinquent as of June 30, 2025.
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
4.9

million as of
June 30, 2025 ($
4.0

million conventional residential mortgage loans and $
0.9

million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.
(4)
Included rebooked

loans, which

were previously

pooled into

GNMA securities,

amounting to

$
5.5

million as

of June

30, 2025.

Under the

GNMA program,

the Corporation

has the

option but

not the

obligation to
repurchase loans

that meet

GNMA’s

specified delinquency

criteria. For

accounting purposes,

these loans

subject to

the repurchase

option are

required to

be reflected

on the

financial statements

with an

offsetting
liability.
(5)
Nonaccrual loans in

the Florida region amounted

to $
23.4

million as of

June 30, 2025, of

which $
12.4

million was a commercial

mortgage loan, $
10.8

million were residential mortgage

loans, and $
0.2

million was a
C&I loan.
(6) Includes $
12.4

million related to a nonaccrual commercial mortgage loan with no ACL in the Florida region as of June 30, 2025.

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
When

a

loan

is placed

in

nonaccrual

status,

any

accrued

but uncollected

interest

income

is reversed

and

charged

against interest
income

and the

amortization of

any net

deferred fees

is suspended.

The amount

of accrued

interest reversed

against interest

income
totaled $
0.7

million and $
1.6

million for the quarter and six-month

period ended June 30, 2025, respectively,

compared to $
0.7

million
and $
1.5

million for the same periods in 2024, respectively.

For the quarter and six-month period ended June 30, 2025,

interest income
recognized

on nonaccrual

loans amounted

to $
0.4

million and

$
0.7

million, respectively,

compared

to $
0.3

million and

$
0.9

million
for the same periods in 2024, respectively.
As of

June

30,

2025,

the recorded

investment

on

residential

mortgage

loans collateralized

by

residential

real

estate property

that
were in

the process

of foreclosure

amounted

to $
29.5

million,

including

$
7.8

million of

FHA/VA

government-guaranteed

mortgage
loans, and

$
3.3

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

2025, the

gross charge

-offs for

the six-month

period ended
June 30,

2025 by

portfolio classes

and by

origination year,

and the

amortized cost

of commercial

and construction

loans by

portfolio
classes based on the internal credit-risk category as of December 31, 2024,

were as follows:

As of June 30, 2025
As of
December 31,
2024 Puerto Rico and Virgin Islands Region
Term Loans
Amortized Cost Basis by Origination Year
(1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
15,349
$
76,833
$
97,058
$
5,891
$
226
$
3,410
$
-
$
198,767
$
179,755

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
4,321
-
-
1,397
-
5,718
4,672

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
15,349
$
76,833
$
101,379
$
5,891
$
226
$
4,807
$
-
$
204,485
$
184,427

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
105,992
$
318,024
$
173,721
$
341,831
$
126,242
$
645,280
$
5,642
$
1,716,732
$
1,804,876

Criticized:

Special Mention
346
-
3,313
-
-
30,166
-
33,825
37,035

Substandard
390
-
302
3,096
-
19,886
-
23,674
25,983

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
106,728
$
318,024
$
177,336
$
344,927
$
126,242
$
695,332
$
5,642
$
1,774,231
$
1,867,894

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
191,791
$
250,323
$
368,086
$
268,851
$
87,356
$
374,965
$
739,592
$
2,280,964
$
2,249,680

Criticized:

Special Mention
-
-
3,042
-
10,004
-
40,185
53,231
44,900

Substandard
291
124
833
3,210
13,530
7,037
7,780
32,805
31,295

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
192,082
$
250,447
$
371,961
$
272,061
$
110,890
$
382,002
$
787,557
$
2,367,000
$
2,325,875

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
47
$
96
$
143
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
26

As of June 30, 2025
As of
December 31,
2024
Term Loans
Florida Region Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
-
$
20,065
$
20,800
$
-
$
-
$
-
$
-
$
40,865
$
43,969

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
-
-
-
-

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
-
$
20,065
$
20,800
$
-
$
-
$
-
$
-
$
40,865
$
43,969

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
65,430
$
80,564
$
28,453
$
210,611
$
100,464
$
187,552
$
24,274
$
697,348
$
672,736

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
-
17,704
-
13,192
-
30,896
25,354

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
65,430
$
80,564
$
28,453
$
228,315
$
100,464
$
200,744
$
24,274
$
728,244
$
698,090

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
70,446
$
326,597
$
176,680
$
156,867
$
124,317
$
118,558
$
175,342
$
1,148,807
$
1,029,100

Criticized:

Special Mention
-
-
-
-
-
-
-
-
11,063

Substandard
-
-
-
-
-
201
-
201
-

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
70,446
$
326,597
$
176,680
$
156,867
$
124,317
$
118,759
$
175,342
$
1,149,008
$
1,040,163

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
27

As of June 30, 2025
As of
December 31,
2024
Term Loans
Total Amortized Cost Basis by Origination Year

(1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
15,349
$
96,898
$
117,858
$
5,891
$
226
$
3,410
$
-
$
239,632
$
223,724

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
4,321
-
-
1,397
-
5,718
4,672

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
15,349
$
96,898
$
122,179
$
5,891
$
226
$
4,807
$
-
$
245,350
$
228,396

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
171,422
$
398,588
$
202,174
$
552,442
$
226,706
$
832,832
$
29,916
$
2,414,080
$
2,477,612

Criticized:

Special Mention
346
-
3,313
-
-
30,166
-
33,825
37,035

Substandard
390
-
302
20,800
-
33,078
-
54,570
51,337

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
172,158
$
398,588
$
205,789
$
573,242
$
226,706
$
896,076
$
29,916
$
2,502,475
$
2,565,984

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
262,237
$
576,920
$
544,766
$
425,718
$
211,673
$
493,523
$
914,934
$
3,429,771
$
3,278,780

Criticized:

Special Mention
-
-
3,042
-
10,004
-
40,185
53,231
55,963

Substandard
291
124
833
3,210
13,530
7,238
7,780
33,006
31,295

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
262,528
$
577,044
$
548,641
$
428,928
$
235,207
$
500,761
$
962,899
$
3,516,008
$
3,366,038

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
47
$
96
$
143
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
28
The following

tables present the

amortized cost of

residential mortgage

loans by portfolio

classes and by

origination year

based on
accrual

status as

of June

30,

2025,

the gross

charge-offs

for the

six-month

period ended

June 30,

2025 by

origination year,

and

the
amortized cost of residential mortgage loans by portfolio classes based on accrual status as of December 31, 2024:

As of June 30, 2025
As of
December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
276
$
1,133
$
893
$
1,262
$
85,283
$
-
$
88,847
$
91,124
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
276
$
1,133
$
893
$
1,262
$
85,283
$
-
$
88,847
$
91,124
Conventional residential mortgage loans
Accrual Status:
Performing $
112,671
$
185,513
$
160,203
$
149,413
$
59,563
$
1,567,730
$
-
$
2,235,093
$
2,208,672
Non-Performing
-
-
66
492
-
19,396
-
19,954
23,409
Total conventional residential mortgage loans $
112,671
$
185,513
$
160,269
$
149,905
$
59,563
$
1,587,126
$
-
$
2,255,047
$
2,232,081
Total
Accrual Status:
Performing $
112,671
$
185,789
$
161,336
$
150,306
$
60,825
$
1,653,013
$
-
$
2,323,940
$
2,299,796
Non-Performing
-
-
66
492
-
19,396
-
19,954
23,409
Total residential mortgage loans

$
112,671
$
185,789
$
161,402
$
150,798
$
60,825
$
1,672,409
$
-
$
2,343,894
$
2,323,205
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
1
$
519
$
-
$
520
(1) Excludes accrued interest receivable.

As of June 30, 2025
As of
December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
1,110
$
-
$
1,110
$
1,128
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
1,110
$
-
$
1,110
$
1,128
Conventional residential mortgage loans
Accrual Status:
Performing $
35,814
$
86,069
$
81,568
$
66,074
$
39,460
$
194,333
$
-
$
503,318
$
495,558
Non-Performing
-
-
1,226
1,907
-
7,703
-
10,836
8,540
Total conventional residential mortgage loans $
35,814
$
86,069
$
82,794
$
67,981
$
39,460
$
202,036
$
-
$
514,154
$
504,098
Total
Accrual Status:
Performing $
35,814
$
86,069
$
81,568
$
66,074
$
39,460
$
195,443
$
-
$
504,428
$
496,686
Non-Performing
-
-
1,226
1,907
-
7,703
-
10,836
8,540
Total residential mortgage loans $
35,814
$
86,069
$
82,794
$
67,981
$
39,460
$
203,146
$
-
$
515,264
$
505,226
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
29

As of June 30, 2025
As of
December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
276
$
1,133
$
893
$
1,262
$
86,393
$
-
$
89,957
$
92,252
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
276
$
1,133
$
893
$
1,262
$
86,393
$
-
$
89,957
$
92,252
Conventional residential mortgage loans
Accrual Status:
Performing $
148,485
$
271,582
$
241,771
$
215,487
$
99,023
$
1,762,063
$
-
$
2,738,411
$
2,704,230
Non-Performing
-
-
1,292
2,399
-
27,099
-
30,790
31,949
Total conventional residential mortgage loans $
148,485
$
271,582
$
243,063
$
217,886
$
99,023
$
1,789,162
$
-
$
2,769,201
$
2,736,179
Total
Accrual Status:
Performing $
148,485
$
271,858
$
242,904
$
216,380
$
100,285
$
1,848,456
$
-
$
2,828,368
$
2,796,482
Non-Performing
-
-
1,292
2,399
-
27,099
-
30,790
31,949
Total residential mortgage loans $
148,485
$
271,858
$
244,196
$
218,779
$
100,285
$
1,875,555
$
-
$
2,859,158
$
2,828,431
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
1
$
519
$
-
$
520
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
30
The

following

tables present

the

amortized

cost

of

consumer

loans

by

portfolio

classes

and

by

origination

year

based on

accrual
status as of

June 30, 2025,

the gross charge

-offs for

the six-month period

ended June 30,

2025 by portfolio

classes and by

origination
year, and the amortized cost of consumer loans

by portfolio classes based on accrual status as of December 31, 2024:

As of June 30, 2025
As of
December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year
(1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Region:
Auto loans
Accrual Status:
Performing $
325,017
$
573,183
$
443,551
$
340,593
$
222,562
$
139,017
$
-
$
2,043,923
$
2,010,690
Non-Performing
188
1,919
3,293
2,830
2,426
3,352
-
14,008
15,295
Total auto loans $
325,205
$
575,102
$
446,844
$
343,423
$
224,988
$
142,369
$
-
$
2,057,931
$
2,025,985
Charge-offs on auto loans $
103
$
2,981
$
5,984
$
3,674
$
1,778
$
1,668
$
-
$
16,188
Finance leases
Accrual Status:
Performing $
122,329
$
232,756
$
237,739
$
167,135
$
94,413
$
43,575
$
-
$
897,947
$
895,634
Non-Performing
67
226
802
853
413
948
-
3,309
3,812
Total finance leases $
122,396
$
232,982
$
238,541
$
167,988
$
94,826
$
44,523
$
-
$
901,256
$
899,446
Charge-offs on finance leases $
19
$
615
$
2,462
$
1,805
$
554
$
647
$
-
$
6,102
Personal loans
Accrual Status:
Performing $
56,027
$
107,297
$
91,876
$
57,082
$
12,689
$
14,282
$
-
$
339,253
$
358,033
Non-Performing
22
368
584
615
64
142
-
1,795
2,136
Total personal loans $
56,049
$
107,665
$
92,460
$
57,697
$
12,753
$
14,424
$
-
$
341,048
$
360,169
Charge-offs on personal loans $
20
$
2,007
$
4,497
$
2,779
$
568
$
715
$
-
$
10,586
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
300,984
$
300,984
$
321,014
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
300,984
$
300,984
$
321,014
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
11,610
$
11,610
Other consumer loans
Accrual Status:
Performing $
37,369
$
45,292
$
26,783
$
12,635
$
3,386
$
4,981
$
8,271
$
138,717
$
142,091
Non-Performing
50
458
264
122
32
170
110
1,206
1,500
Total other consumer loans $
37,419
$
45,750
$
27,047
$
12,757
$
3,418
$
5,151
$
8,381
$
139,923
$
143,591
Charge-offs on other consumer loans $
55
$
3,293
$
2,583
$
961
$
246
$
142
$
290
$
7,570
Total
Accrual Status:
Performing $
540,742
$
958,528
$
799,949
$
577,445
$
333,050
$
201,855
$
309,255
$
3,720,824
$
3,727,462
Non-Performing
327
2,971
4,943
4,420
2,935
4,612
110
20,318
22,743
Total consumer loans

$
541,069
$
961,499
$
804,892
$
581,865
$
335,985
$
206,467
$
309,365
$
3,741,142
$
3,750,205
Charge-offs on total consumer loans $
197
$
8,896
$
15,526
$
9,219
$
3,146
$
3,172
$
11,900
$
52,056
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
31

As of June 30, 2025
As of
December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
Auto loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
57
$
-
$
57
$
183
Non-Performing
-
-
-
-
-
1
-
1
10
Total auto loans $
-
$
-
$
-
$
-
$
-
$
58
$
-
$
58
$
193
Charge-offs on auto loans $
-
$
-
$
-
$
-
$
-
$
20
$
-
$
20
Finance leases
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Personal loans
Accrual Status:
Performing $
-
$
135
$
43
$
-
$
-
$
-
$
-
$
178
$
1,739
Non-Performing
-
-
-
-
-
-
-
-
-
Total personal loans $
-
$
135
$
43
$
-
$
-
$
-
$
-
$
178
$
1,739
Charge-offs on personal loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Other consumer loans
Accrual Status:
Performing $
484
$
1,176
$
-
$
-
$
211
$
2,021
$
1,724
$
5,616
$
5,535
Non-Performing
-
-
-
-
-
14
3
17
35
Total other consumer loans $
484
$
1,176
$
-
$
-
$
211
$
2,035
$
1,727
$
5,633
$
5,570
Charge-offs on other consumer loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Total
Accrual Status:
Performing $
484
$
1,311
$
43
$
-
$
211
$
2,078
$
1,724
$
5,851
$
7,457
Non-Performing
-
-
-
-
-
15
3
18
45
Total consumer loans $
484
$
1,311
$
43
$
-
$
211
$
2,093
$
1,727
$
5,869
$
7,502
Charge-offs on total consumer loans $
-
$
-
$
-
$
-
$
-
$
20
$
-
$

(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
32

As of June 30, 2025
As of
December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
Auto loans
Accrual Status:
Performing $
325,017
$
573,183
$
443,551
$
340,593
$
222,562
$
139,074
$
-
$
2,043,980
$
2,010,873
Non-Performing
188
1,919
3,293
2,830
2,426
3,353
-
14,009
15,305
Total auto loans $
325,205
$
575,102
$
446,844
$
343,423
$
224,988
$
142,427
$
-
$
2,057,989
$
2,026,178
Charge-offs on auto loans $
103
$
2,981
$
5,984
$
3,674
$
1,778
$
1,688
$
-
$
16,208
Finance leases
Accrual Status:
Performing $
122,329
$
232,756
$
237,739
$
167,135
$
94,413
$
43,575
$
-
$
897,947
$
895,634
Non-Performing
67
226
802
853
413
948
-
3,309
3,812
Total finance leases $
122,396
$
232,982
$
238,541
$
167,988
$
94,826
$
44,523
$
-
$
901,256
$
899,446
Charge-offs on finance leases $
19
$
615
$
2,462
$
1,805
$
554
$
647
$
-
$
6,102
Personal loans
Accrual Status:
Performing $
56,027
$
107,432
$
91,919
$
57,082
$
12,689
$
14,282
$
-
$
339,431
$
359,772
Non-Performing
22
368
584
615
64
142
-
1,795
2,136
Total personal loans $
56,049
$
107,800
$
92,503
$
57,697
$
12,753
$
14,424
$
-
$
341,226
$
361,908
Charge-offs on personal loans $
20
$
2,007
$
4,497
$
2,779
$
568
$
715
$
-
$
10,586
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
300,984
$
300,984
$
321,014
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
300,984
$
300,984
$
321,014
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
11,610
$
11,610
Other consumer loans
Accrual Status:
Performing $
37,853
$
46,468
$
26,783
$
12,635
$
3,597
$
7,002
$
9,995
$
144,333
$
147,626
Non-Performing
50
458
264
122
32
184
113
1,223
1,535
Total other consumer loans $
37,903
$
46,926
$
27,047
$
12,757
$
3,629
$
7,186
$
10,108
$
145,556
$
149,161
Charge-offs on other consumer loans $
55
$
3,293
$
2,583
$
961
$
246
$
142
$
290
$
7,570
Total
Accrual Status:
Performing $
541,226
$
959,839
$
799,992
$
577,445
$
333,261
$
203,933
$
310,979
$
3,726,675
$
3,734,919
Non-Performing
327
2,971
4,943
4,420
2,935
4,627
113
20,336
22,788
Total consumer loans $
541,553
$
962,810
$
804,935
$
581,865
$
336,196
$
208,560
$
311,092
$
3,747,011
$
3,757,707
Charge-offs on total consumer loans $
197
$
8,896
$
15,526
$
9,219
$
3,146
$
3,192
$
11,900
$
52,076
(1) Excludes accrued interest receivable.
As of June 30, 2025 and December 31, 2024, the balance of revolving loans converted to term loans was
no
t material.
Accrued

interest

receivable

on

loans

totaled

$
58.9

million

as

of

June

30,

2025

($
58.2

million

as

of

December

31,

2024),

was
reported as part

of accrued interest receivable

on loans and

investment securities in

the consolidated statements

of financial condition,
and is excluded from the estimate of credit losses.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
33
The

following

tables

present

information

about

collateral

dependent

loans

that

were

individually

evaluated

for

purposes

of
determining the ACL as of June 30, 2025 and December 31, 2024
:

As of June 30, 2025
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost

Related
Allowance Amortized Cost
Amortized Cost

Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
24,914
$
1,213
$
-
$
24,914
$
1,213
Commercial loans:
Construction loans
4,321
627
956
5,277
627
Commercial mortgage loans
4,454
128
32,894
37,348
128
C&I loans

-
-
15,856
15,856
-
Consumer loans:
Personal loans
28
2
-
28
2
Other consumer loans
-
-
-
-
-
$
33,717
$
1,970
$
49,706
$
83,423
$
1,970

As of December 31, 2024
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost

Related
Allowance
Amortized Cost

Amortized Cost

Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
24,163
$
1,285
$
80
$
24,243
$
1,285
Commercial loans:
Construction loans
-
-
956
956
-
Commercial mortgage loans
4,981
44
41,784
46,765
44
C&I loans

15,684
552
6,120
21,804
552
Consumer loans:
Personal loans
28
1
-
28
1
Other consumer loans
123
10
-
123
10
$
44,979
$
1,892
$
48,940
$
93,919
$
1,892
The

underlying

collateral

for

residential

mortgage

and

consumer

collateral

dependent

loans consisted

of

single-family

residential
properties,

and for

commercial and

construction loans

consisted primarily

of office

buildings, multifamily

residential properties,

and
retail

establishments.

The

weighted-average

loan-to-value

coverage

for

collateral

dependent

loans

as

of

June

30,

2025

was
71
%,
compared

to
68
% as

of December

31, 2024,

driven by

the inflow

of a

$
4.3

million

nonaccrual

construction

loan in

the Puerto

Rico
region with a

loan-to-value ratio of
114
% and the

refinancing at market

terms of a

$
37.7

million commercial mortgage

relationship in
the

Puerto

Rico

region

with

a

loan-to-value

ratio

of
66
%,

partially

offset

by

the

inflow

of

a

$
12.5

million

nonaccrual

commercial
mortgage loan in the Florida region with a loan-to-value ratio of

%.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
34
Purchases and Sales of Loans
In

the

ordinary

course

of

business,

the

Corporation

enters

into

securitization

transactions

and

whole

loan

sales

with

GNMA

and
GSEs, such

as FNMA

and FHLMC.

During the

first six

months of

2025, loans

pooled into

GNMA MBS

amounted to

approximately
$
86.2

million, compared to

$
59.9

million, for the

first six months

of 2024, for

which the Corporation

recognized a net

gain on sale

of
$
3.0

million and

$
2.3

million, respectively.

Also, during

the first

six months

of 2025

and 2024,

the Corporation

sold approximately
$
6.8

million and $
15.1

million, respectively,

of performing residential

mortgage loans to

GSEs, for which

the Corporation recognized
a

net

gain

on

sale

of

$
0.3

million

for

each

of

those

periods.

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
For loans

pooled into

GNMA MBS,

the Corporation,

as servicer,

holds an

option to

repurchase individual

delinquent loans

issued
on or after

January 1, 2003,

when certain delinquency

criteria are met. This

option gives the

Corporation the unilateral

ability,

but not
the obligation, to

repurchase the delinquent

loans at par without

prior authorization from

GNMA. Since the

Corporation is considered
to

have

regained

effective

control

over

the

loans,

it

is

required

to

recognize

the

loans

and

a

corresponding

repurchase

liability
regardless of

its intent

to repurchase

the loans.

As of

June 30,

2025 and

December 31,

2024, rebooked

GNMA delinquent

loans that
were included in the residential mortgage loan portfolio amounted to $
5.5

million and $
5.7

million, respectively.
During the first

six months of 2025

and 2024, the Corporation

repurchased, pursuant to

the aforementioned repurchase

option, $
1.0
million

and

$
0.9

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

The Corporation’s risk of
loss

with

respect

to

these

loans

is

also

minimal

as

these

repurchased

loans

are

generally

performing

loans

with

documentation
deficiencies.
During the first

six months of 2025,

the Corporation purchased

C&I loan participations

in the Florida region

totaling $
72.7

million.
Meanwhile,

during

the

first

six

months

of

2024,

the

Corporation

purchased

commercial

loan

participations

in

the

Florida

region
totaling $
79.1

million, which consisted

of approximately $
13.7

million in the

commercial mortgage portfolio

and $
65.4

million in the
C&I portfolio.
During the first

six months of 2025

and 2024, the Corporation

recognized recoveries of

$
2.4

million and $
9.5

million, respectively,
from the

bulk sales

of fully

charged-off

consumer loans

and finance

leases. These

recoveries are

net of

a repurchase

liability of

$
0.1
million and $
0.5

million, respectively, during

such periods.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
35

Loan Portfolio Concentration
The Corporation’s

primary

lending area

is Puerto

Rico. The

Corporation’s

banking subsidiary,

FirstBank, also

lends in

the USVI
and the BVI markets and

in the United States (principally

in the state of Florida).

Of the total gross loans held

for investment portfolio
of $
12.9

billion as of

June 30, 2025,

credit risk concentration

was approximately
77
% in Puerto

Rico,
19
% in the

U.S., and
4
% in the
USVI and the BVI.
As

of

June

30,

2025,

the

Corporation

had

$
191.3

million

outstanding

in

loans

extended

to

the

Puerto

Rico

government,

its
municipalities

and

public

corporations,

compared

to

$
193.3

million

as

of

December

31,

2024.

As

of

June

30,

2025,

approximately
$
132.2

million

consisted

of

loans

extended

to

municipalities

in

Puerto

Rico

that

are

general

obligations

supported

by

assigned
property

tax

revenues,

and $
21.5

million

of

loans which

are supported

by one

or

more

specific sources

of municipal

revenues. The
vast

majority

of

revenues

of the

municipalities

included

in

the

Corporation’s

loan

portfolio

are

independent

of

budgetary

subsidies
provided

by

the

Puerto

Rico

central

government.

These

municipalities

are

required

by

law

to

levy

special

property

taxes

in

such
amounts

as

are

required

to

satisfy

the

payment

of

all

of

their

respective

general

obligation

bonds

and

notes.

In

addition

to

loans
extended to

municipalities, the

Corporation’s

exposure to

the Puerto

Rico government

as of

June 30,

2025 included

$
8.7

million in

a
loan granted to

an affiliate of

the Puerto Rico

Electric Power Authority

(“PREPA”)

and $
28.9

million in loans

to a public corporation
of the Puerto Rico government.
Moreover,

as of June 30, 2025, the outstanding balance of construction loans funded through conduit financing structures to support the

federal

programs

of

Low-Income

Housing

Tax

Credit

(“LIHTC”)

combined

with

other

federal

programs

amounted

to

$
69.7
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

June 30, 2025, the Corporation

had $
69.8

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

2025, the Corporation

had
$
129.2

million in
loans to

USVI government

public corporations,

compared to

$
100.4

million as

of December

31, 2024.

As of

June 30, 2025,

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

loans

and

home

equity

lines of
credit. Borrowers

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
1.8

million

and

$
3.0
million in restructured residential

mortgage loans that are

government-guaranteed (e.g.,

FHA/VA

loans) and were modified

during the
quarter

and

six-month

period

ended

June

30,

2025,

compared

to

$
2.3

million

and

$
3.8

million,

respectively,

for

the

comparable
periods in 2024.

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

Quarter Ended June 30, 2025
Payment Delay Only
Forbearance
Trial
Modification
Change in
Amortization
term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction and
Term
Extension Other Total
Percentage
of Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
391
$
-
$
-
$
-
$
-
$
-
$
391
0.01%
Construction loans
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
30,166
-
283
-
-
30,449
1.22%
C&I loans
-
-
-
-
-
81
17
(1)
98
0.00%
Consumer loans:
Auto loans
-
-
-
-
95
83
954
(1)
1,132
0.06%
Personal loans
-
-
-
-
68
147
-
215
0.06%
Credit cards
-
-
-
1,474
(2)
-
-
-
1,474
0.49%
Other consumer loans
-
123
-
-
22
23
30
(1)
198
0.14%

Total modifications
$
-
$
514
$
30,166
$
1,474
$
468
$
334
$
1,001
$
33,957

Quarter Ended June 30, 2024
Payment Delay Only
Forbearance
Trial
Modification
Change in
Amortization
Term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction and
Term
Extension Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
407
$
-
$
-
$
25
$
3
$
-
$
435
0.02%
Construction loans
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
115,981
-
-
115,981
4.79%
C&I loans
-
-
-
-
-
-
-
-
-
Consumer loans:
Auto loans
-
-
-
-
134
81
933
(1)
1,148
0.06%
Personal loans
-
-
-
-
-
89
-
89
0.02%
Credit cards
-
-
-
890
(2)
-
-
-
890
0.28%
Other consumer loans
-
-
-
-
165
132
20
(1)
317
0.21%

Total modifications
$
-
$
407
$
-
$
890
$
116,305
$
305
$
953
$
118,860

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
38

Six-Month Period Ended June 30, 2025
Payment Delay Only
Forbearance
Trial
Modification
Change in
Amortization
Term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction and
Term
Extension Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
442
$
-
$
-
$
115
$
-
$
-
$
557
0.02%
Construction loans
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
30,166
-
283
-
-
30,449
1.22%
C&I loans
201
(3)
-
-
19
(2)
328
81
17
(1)
646
0.02%
Consumer loans:
Auto loans
-
-
-
-
262
133
1,640
(1)
2,035
0.10%
Personal loans
-
-
-
-
74
231
-
305
0.09%
Credit cards
-
-
-
2,334
(2)
-
-
-
2,334
0.78%
Other consumer loans
-
123
-
-
88
75
30
(1)
316
0.22%

Total modifications
$
201
$
565
$
30,166
$
2,353
$
1,150
$
520
$
1,687
$
36,642

Six-Month Period Ended June 30, 2024
Payment Delay Only
Forbearance
Trial
Modification
Change in
Amortization
Term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction and
Term
Extension Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
869
$
-
$
-
$
25
$
80
$
-
$
974
0.03%
Construction loans
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
115,981
-
-
115,981
4.79%
C&I loans
-
-
-
12
(2)
-
-
-
12
0.00%
Consumer loans:
Auto loans
-
-
-
-
300
171
1,926
(1)
2,397
0.12%
Personal loans
-
-
-
-
13
102
-
115
0.03%
Credit cards
-
-
-
1,406
(2)
-
-
-
1,406
0.44%
Other consumer loans
-
-
-
-
303
139
38
(1)
480
0.32%

Total modifications
$
-
$
869
$
-
$
1,418
$
116,622
$
492
$
1,964
$
121,365
(1) Modification consists of court mandated reduction to 0% interest rate for remaining loan term to borrowers in bankruptcy proceedings unless dismissal occurs.
(2) Modification consists of reduction in interest rate and revocation of revolving utilization privileges.
(3)
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

June 30, 2025 and
2024. The financial

effects of the

modifications associated to

payment delay were

discussed above and,

as such, were

excluded from
the tables below:
Quarter Ended June 30, 2025
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
Conventional residential mortgage loans
-
% -
-
% - $ -
Construction loans
-
% -
-
% - -
Commercial mortgage loans
-
%
60
-
% -
36
C&I loans
-
% -
0.50
%
120
-
Consumer loans:
Auto loans
-
%
22
3.55
%
19
-
Personal loans
-
%
22
4.90
%
22
-
Credit cards
15.72
% -
-
% - -
Other consumer loans
-
%
31
2.97
%
25
-

Quarter Ended June 30, 2024
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
Conventional residential mortgage loans
-
%
236
0.50
%
256
$ -
Construction loans
-
% -
-
% - -
Commercial mortgage loans
-
%
96
-
% - -
C&I loans
-
% -
-
% - -
Consumer loans:
Auto loans
-
%
21
3.29
%
28
-
Personal loans
-
% -
2.99
%
19
-
Credit cards
17.55
% -
-
% - -
Other consumer loans
-
%
26
3.34
%
17
-

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
40

Six-Month Period Ended June 30, 2025
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
Conventional residential mortgage loans
-
%
66
-
% - -
Construction loans
-
% -
-
% - -
Commercial mortgage loans
-
%
60
-
% -
36
C&I loans
14.22
%
120
0.50
%
120
-
Consumer loans:
Auto loans
-
%
24
2.91
%
18
-
Personal loans
-
%
23
4.49
%
22
-
Credit cards
15.79
% -
-
% - -
Other consumer loans
-
%
27
3.25
%
21
-

Six-Month Period Ended June 30, 2024
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
Conventional residential mortgage loans
-
%
236
3.50
%
36
-
Construction loans
-
% -
-
% - -
Commercial mortgage loans
-
%
96
-
% - -
C&I loans
13.00
% -
-
% - -
Consumer loans:
Auto loans
-
%
26
2.57
%
28
-
Personal loans
-
%
25
3.44
%
17
-
Credit cards
17.11
% -
-
% - -
Other consumer loans
-
%
24
3.31
%
17
-

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
41

The following tables

present by portfolio

classes the performance

of loans modified

during the last

twelve months ended

June 30,
2025 and 2024 that were granted to borrowers experiencing financial difficulty:
Last Twelve Months Ended June 30, 2025
30-59 60-89 90+
Total
Delinquency Current Total
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
-
$
-
$
819
$
819
Construction loans
-
-
-
-
118
118
Commercial mortgage loans
283
-
-
283
42,496
42,779
C&I loans
9
-
6
15
10,420
10,435
Consumer loans:
Auto loans
44
54
290
388
3,159
3,547
Personal loans
33
-
-
33
376
409
Credit cards
273
175
106
554
3,007
3,561
Other consumer loans
34
20
8
62
467
529

Total modifications
$
676
$
249
$
410
$
1,335
$
60,862
$
62,197

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

There were

$
0.4

million and

$
0.3

million of

loans modified

to borrowers

experiencing financial

difficulty which

had a

payment default

during
the six-month

periods ended

June 30,

2025 and

2024,

respectively,

and had

been modified

within the

last twelve

months

preceding the

payment
default.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
42
NOTE 4 – ALLOWANCE

FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following tables present the activity in the ACL on loans and finance leases by portfolio segment for the indicated periods:
Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I

Loans Consumer Loans Total
Quarter Ended June 30, 2025
(In thousands)
ACL:
Beginning balance $
41,640
$
3,417
$
24,143
$
36,464
$
141,605
$
247,269
Provision for credit losses - expense (benefit)
793
1,121
(1,448)
2,135
17,780
20,381
Charge-offs

(285)
-
-
(66)
(24,178)
(24,529)
Recoveries
300
13
51
826
4,267
5,457
Ending balance $
42,448
$
4,551
$
22,746
$
39,359
$
139,474
$
248,578

Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I

Loans
Consumer Loans Total
Quarter Ended June 30, 2024
(In thousands)
ACL:
Beginning balance $
56,689
$
6,186
$
32,661
$
35,423
$
132,633
$
263,592
Provision for credit losses - (benefit) expense
(10,593)
(554)
(2,976)
(596)
26,649
11,930
Charge-offs

(491)
-
-
(348)
(25,575)
(26,414)
Recoveries
446
14
393
961
3,610
5,424
Ending balance $
46,051
$
5,646
$
30,078
$
35,440
$
137,317
$
254,532

Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I

Loans Consumer Loans Total
Six-Month Period Ended June 30, 2025
(In thousands)
ACL:
Beginning balance $
40,654
$
3,824
$
22,447
$
33,034
$
143,983
$
243,942
Provision for credit losses - expense
1,797
700
208
5,488
37,025
45,218
Charge-offs

(520)
-
-
(143)
(52,076)
(52,739)
Recoveries
517
27
91
980
10,542
(1)
12,157
Ending balance $
42,448
$
4,551
$
22,746
$
39,359
$
139,474
$
248,578
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
132,214
$
261,843
Provision for credit losses - (benefit) expense
(11,057)
17
(2,986)
(3,756)
42,629
24,847
Charge-offs

(1,007)
-
-
(880)
(53,866)
(55,753)
Recoveries
718
24
433
6,080
16,340
(1)
23,595
Ending balance $
46,051
$
5,646
$
30,078
$
35,440
$
137,317
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
As of June

30, 2025, the

ACL for loans

and finance

leases was $
248.6

million, an increase

of $
4.7

million, from $
243.9

million as
of December

31, 2024.

The increase

was mainly

related to

the ACL

for commercial

and construction

loans, which

increased by

$
7.4
million,

mainly

due

to

C&I

loan

growth,

a

deterioration

in

the

economic

outlook

of

the

forecasted

CRE

price

index,

and

updated
financial information of certain

commercial borrowers. Also, the

ACL for residential mortgage loans

increased by $
1.8

million mainly
due to

the longer

expected life

of newly

originated loans,

partially offset

by improvements

in macroeconomic

variables, such

as the
unemployment rate and the Housing Price Index.
Meanwhile, the

ACL for

consumer loans

decreased by

$
4.5

million, driven

by improvements

in macroeconomic

variables, mainly
in the projection of the unemployment rate, and reductions in the unsecured loan portfolio volumes.
Net

charge-offs

were

$
19.1

million

and

$
40.5

million

for

the

second

quarter

and

first

six

months

of

2025,

compared

to

$
21.0
million

and

$
32.2

million,

respectively,

for

the

same

periods

in

2024.

The

$
1.9

million

decrease

in

net

charge-offs

for

the

second
quarter of

2025 was

driven by

a decrease

in consumer

loans and

finance leases

net charge

-offs.

The net

charge-offs

for the

first six
months

of 2025

and

2024 included

$
2.4

million

and

$
9.5

million,

respectively,

in recoveries

associated

with

the

bulk sales

of

fully
charged-off

consumer loans

and finance

leases. The

increase in

net charge-offs

for the

first six

months of

2025 was

also driven

by a
$
5.0

million recovery

associated with

a C&I

loan in

the Puerto

Rico region

during the

first six

months of

2024, partially

offset by

a
decrease in consumer loans and finance leases charge-offs.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
44

The tables below

present the ACL

related to loans

and finance leases

and the carrying

values of loans

by portfolio segment

as of
June 30, 2025 and December 31, 2024:
As of June 30, 2025
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
C&I

Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,859,158
$
245,350
$
2,502,475
$
3,516,008
$
3,747,011
$
12,870,002

Allowance for credit losses
42,448
4,551
22,746
39,359
139,474
248,578

Allowance for credit losses to

amortized cost
1.48
%
1.85
%
0.91
%
1.12
%
3.72
%
1.93
%

As of December 31, 2024
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
C&I

Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,828,431
$
228,396
$
2,565,984
$
3,366,038
$
3,757,707
$
12,746,556

Allowance for credit losses
40,654
3,824
22,447
33,034
143,983
243,942

Allowance for credit losses to

amortized cost
1.44
%
1.67
%
0.87
%
0.98
%
3.83
%
1.91
%
In

addition,

the

Corporation

estimates

expected

credit

losses

over

the

contractual

period

in

which

the

Corporation

is

exposed

to
credit

risk

via

a

contractual

obligation

to

extend

credit,

such

as

unfunded

loan

commitments

and

standby

letters

of

credit

for
commercial

and

construction

loans,

unless

the

obligation

is

unconditionally

cancellable

by

the

Corporation.

See

Note

19

–
“Regulatory

Matters,

Commitments

and

Contingencies”

for

information

on

off-balance

sheet

exposures

as

of

June

30,

2025

and
December 31,

2024. The

Corporation estimates

the ACL

for these

off-balance

sheet exposures

following the

methodology described
in

Note

1 –

“Nature

of Business

and

Summary

of Significant

Accounting

Policies”

to

the audited

consolidated

financial statements
included in the

2024 Annual Report

on Form 10-K.

As of June 30,

2025, the ACL

for off-balance

sheet credit exposures

amounted to
$
3.4

million, compared to $
3.1

million as of December 31, 2024.

The following

table presents

the activity

in the

ACL for

unfunded loan

commitments and

standby letters

of credit

for the

quarters
and six-month periods ended June 30, 2025 and 2024:

Quarter Ended Six-Month Period Ended
June 30, June 30,
2025 2024 2025 2024
(In thousands)
Beginning balance $
3,080
$
4,919
$
3,143
$
4,638
Provision for credit losses - expense (benefit)

287
(417)
224
(136)
Ending balance $
3,367
$
4,502
$
3,367
$
4,502

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
45
NOTE 5 –
OTHER REAL ESTATE

OWNED (“OREO”)

The following table presents the OREO inventory as of the indicated dates:
June 30, 2025 December 31, 2024
(In thousands)
OREO balances, carrying value:
Residential
(1)
$
10,347
$
12,897
Construction
435
522
Commercial
3,667
3,887
Total $
14,449
$
17,306
(1) Excludes $
4.1

million and

$
5.2

million as

of June

30, 2025

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
2025 and 2024.

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
During the first half of 2025,

the Corporation redeemed the remaining $
61.7

million of outstanding TruPS

as of December 31, 2024
at

a

contractual

call

price

of
100
%,

as

further

explained

in

Note

11

–

“Stockholders’

Equity.”

Following

the

redemption

of

these
TruPS, FBP Statutory Trusts

I and II were liquidated by the Corporation.
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

of
the seller, a

failed financial institution, and,

as such, is entitled to receive

the excess of the interest income

less a servicing fee over

the
variable rate

income that

the Bank

earns on

the securities.

Since no

recourse agreement

exists, the

Bank, as

the sole

holder,

bears all
risks

from

losses on

non-accruing

loans and

repossessed

collateral.

As of

June

30,

2025,

the

amortized

cost

and

fair value

of these
private label

MBS amounted

to $
5.4

million and

$
3.8

million, respectively,

which is

included as

part of

the Corporation’s

available-
for-sale

debt

securities

portfolio,

compared

to an

amortized

cost

and

fair value

of $
6.1

million

and

$
4.2

million,

respectively,

as of
December 31,

2024. As described

in Note 2

– “Debt Securities,”

the ACL on

these private label

MBS amounted

to $
0.2

million as of
each of June 30, 2025 and December 31, 2024.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
47
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
The changes in MSRs are shown below for the indicated periods:

Quarter Ended June 30, Six-Month Period Ended June 30,
2025 2024 2025 2024
(In thousands)
Balance at beginning of period $
24,624
$
26,355
$
25,019
$
26,941
Capitalization of servicing assets
638
647
1,279
1,107
Amortization
(1,110)
(1,038)
(2,137)
(2,075)
Other
(1)
(22)
(12)
(31)
(21)
Balance at end of period $
24,130
$
25,952
$
24,130
$
25,952
(1)
Consists of adjustments related to the repurchase of loans serviced for others and temporary impairment charges.
The components

of net servicing

income, included as

part of mortgage

banking activities in

the consolidated statements

of income,
are shown below for the indicated periods:

Quarter Ended June 30,

Six-Month Period Ended June 30,
2025 2024 2025 2024
(In thousands)
Servicing fees $
2,382
$
2,605
$
5,060
$
5,178
Late charges and prepayment penalties
159
181
367
370
Other
(1)
(22)
(12)
(31)
(21)

Servicing income, gross
2,519
2,774
5,396
5,527
Amortization
(1,110)
(1,038)
(2,137)
(2,075)

Servicing income, net
$
1,409
$
1,736
$
3,259
$
3,452
(1)

Consists of adjustments related to the repurchase of loans serviced for others and temporary impairment charges.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
48
The Corporation’s

MSRs are subject

to prepayment

and interest rate

risks. Key economic

assumptions used

in determining

the fair
value at the time of sale of the related mortgages for the indicated periods ranged as follows:

Weighted Average Maximum Minimum
Six-Month Period Ended June 30, 2025
Constant prepayment rate:

Government-guaranteed mortgage loans
6.7
%
16.6
%
3.9
%

Conventional conforming mortgage loans
7.0
%
12.8
%
2.4
%

Conventional non-conforming mortgage loans
6.1
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
%
9.5
%

Conventional non-conforming mortgage loans
11.5
%
12.5
%
11.0
%
The weighted

averages of the

key economic

assumptions that the

Corporation used

in its valuation

model and the

sensitivity of the
current

fair

value

to

immediate
10
%

and
20
%

adverse

changes

in

those

assumptions

for

mortgage

loans

were

as

follows

as

of

the
indicated dates:

June 30, 2025 December 31, 2024
(In thousands)
Carrying amount of servicing assets $
24,130
$
25,019
Fair value $
42,617
$
43,046
Weighted-average

expected life (in years)
7.67
7.63
Constant prepayment rate (weighted-average annual

rate)
6.10
%
6.34
%

Decrease in fair value due to 10% adverse change
$
831
$
858

Decrease in fair value due to 20% adverse change
$
1,624
$
1,675
Discount rate (weighted-average annual rate)
10.75
%
10.72
%

Decrease in fair value due to 10% adverse change
$
1,795
$
1,815

Decrease in fair value due to 20% adverse change
$
3,458
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

STATEMENTS – (Continued)
49
NOTE 7 – DEPOSITS

The following table summarizes deposit balances as of the indicated dates:
June 30, 2025 December 31, 2024
(In thousands)
Type of account:
Non-interest-bearing deposit accounts $
5,343,588
$
5,547,538
Interest-bearing checking accounts
3,961,817
4,308,116
Interest-bearing saving accounts
3,475,541
3,530,382
Time deposits
3,246,545
3,007,144
Brokered CDs
526,547
478,118

Total
$
16,554,038
$
16,871,298

The following table presents the remaining contractual maturities of time deposits,

including brokered CDs, as of June 30, 2025:
Total

(In thousands)
Three months or less $
988,781
Over three months to six months
672,817
Over six months to one year
1,311,266
Over one year to two years

509,176
Over two years to three years

163,804
Over three years to four years

70,556
Over four years to five years

34,822
Over five years
21,870

Total
$
3,773,092
Total

Puerto Rico and

U.S. time deposits

with balances of

more than $250,000

amounted to $
1.7

billion and $
1.5

billion as of

June
30,

2025

and

December

31,

2024,

respectively.

This

amount

does

not

include

brokered

CDs

that

are

generally

participated

out

by
brokers in

shares of

less than

the FDIC

insurance limit.

As of

June 30,

2025 and

December 31,

2024, unamortized

broker placement
fees amounted

to $
0.9

million and

$
1.1

million, respectively,

which are

amortized over

the contractual

maturity of

the brokered

CDs
under the interest method.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
50
NOTE 8 –BORROWINGS
Advances from the Federal Home Loan Bank (“FHLB”)

The following is a summary of the advances from the FHLB as of the indicated dates:
June 30, 2025 December 31, 2024
(In thousands)
Long-term
Fixed
-rate advances from the FHLB
(1)
$
320,000
$
500,000
(1) Weighted-average interest rate of
4.37
% and
4.45
% as of June 30, 2025 and December 31, 2024, respectively.

Advances from the FHLB mature as follows as of the indicated date:
June 30, 2025
(In thousands)
Three months or less
$
30,000
Over six months to one year
90,000
Over two years to three years
200,000

Total
(1)
$
320,000
(1) Average remaining term to maturity of
1.71

years.
Junior Subordinated Debentures
Junior subordinated debentures, as of the indicated dates, consisted of:

(In thousands)
June 30, 2025 December 31, 2024
Long-term floating rate junior subordinated debentures (FBP Statutory Trust I)
(1)
$
-
$
43,143
Long-term floating rate junior subordinated debentures (FBP Statutory Trust II)
(2)
-
18,557
$
-
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
61.7

million

redemption

of

the

remaining

outstanding
TruPS issued by FBP Statutory Trusts

I and II.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
51
NOTE 9 – EARNINGS PER COMMON . SHARE

The

calculations

of

earnings

per

common

share

for

the

quarters

and

six-month

periods

ended

June

30,

2025

and

2024

are

as
follows:
Quarter Ended Six-Month Period Ended
June 30, June 30,
2025 2024 2025 2024
(In thousands, except per share information)
Net income attributable to common stockholders $
80,180
$
75,838
$
157,239
$
149,296
Weighted-Average

Shares:

Average common

shares outstanding
160,884
164,945
161,903
166,043

Average potential

dilutive common shares

629
598
722
627

Average common

shares outstanding - assuming dilution
161,513
165,543
162,625
166,670
Earnings per common share:
Basic

$
0.50
$
0.46
$
0.97
$
0.90
Diluted

$
0.50
$
0.46
$
0.97
$
0.90
Earnings

per

common

share

is

computed

by

dividing

net

income

attributable

to

common

stockholders

by

the

weighted-average
number

of

common

shares

issued

and

outstanding.

Basic

weighted-average

common

shares

outstanding

exclude

unvested shares

of
restricted stock that do not contain non-forfeitable dividend rights

.
Potential dilutive

common

shares consist

of unvested

shares of

restricted

stock

and

performance

units (if

any

of the

performance
conditions

are

met

as

of

the

end

of

the

reporting

period)

that

do

not

contain

non-forfeitable

dividend

or

dividend

equivalent

rights
using the

treasury stock

method. This

method assumes

that proceeds

equal to

the amount

of compensation

cost attributable

to future
services

is

used

to

repurchase

shares

on

the

open

market

at

the

average

market

price

for

the

period.

The

difference

between

the
number

of

potential

dilutive

shares

issued

and

the

shares

purchased

is

added

as

incremental

shares

to

the

actual

number

of

shares
outstanding

to

compute

diluted

earnings

per

share.

Unvested

shares

of

restricted

stock

outstanding

during

the

period

that

result

in
lower potentially

dilutive shares issued

than shares purchased

under the

treasury stock method

are not included

in the computation

of
dilutive

earnings

per

share

since

their

inclusion

would

have an

antidilutive

effect

on

earnings

per

share.

There

were
no

antidilutive
shares of common stock during the quarters and six-month periods ended June 30, 2025 and 2024.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
52
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

2025,

there

were
1,987,896

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
2025 and 2024:
Six-Month Period Ended June 30,
2025 2024
Number of Weighted- Number of Weighted-
shares of Average shares of Average
restricted Grant Date restricted Grant Date
stock

Fair Value
stock

Fair Value
Unvested shares outstanding at beginning of year
1,007,621
$
14.39
889,642
$
12.30
Granted
(1)
447,631
18.35
398,569
17.35
Forfeited
(8,818)
16.27
(3,464)
13.30
Vested
(388,608)
12.67
(253,504)
12.26
Unvested shares outstanding at end of period
1,057,826
$
16.69
1,031,243
$
14.26
(1)
For the six-month period ended June 30, 2025,

includes
2,086

shares of restricted stock awarded to independent

directors and
445,545

shares of restricted stock awarded to employees,

of
which
103,560

shares were

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

30, 2025, the

Corporation recognized

$
1.4

million and $
4.5

million, respectively,
of

stock-based

compensation

expense

related

to

restricted

stock

awards,

compared

to

$
1.3

million

and

$
3.7

million

for

the

same
periods

in 2024.

As of

June 30,

2025,

there was

$
8.0

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
30, 2025 and 2024:

Six-Month Period Ended June 30,
2025 2024
Number

Weighted-
Number

Weighted-
of Average of Average
Performance Grant Date Performance Grant Date
Units Fair Value Units Fair Value
Performance units at beginning of year
549,032
$
14.37
534,261
$
12.25
Additions
(1)
160,744
18.66
165,487
18.39
Vested
(2)
(166,669)
13.15
(150,716)
11.26
Performance units at end of period
543,107
$
16.01
549,032
$
14.37
(1)
Units granted

during the

six-month periods

ended June

30, 2025

and 2024

are based on

the achievement

of the

Relative TSR

and TBVPS

performance goals

during a

three-year
performance cycle beginning January 1, 2025 and January

1, 2024, respectively, and ending on

December 31, 2027 and December 31, 2026, respectively.
(2)
Units vested

during the

six-month periods

ended June

30, 2025

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

30, 2025,

there have been

no changes in

management’s

assessment of

the probability

that the pre

-established
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
54

The following table

summarizes the valuation

assumptions used to

calculate the fair

value as of

the grant date

of the Relative

TSR
component of the performance units granted under the Omnibus Plan during the six-month periods ended June 30, 2025 and 2024:
Six-Month Period Ended June 30,
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

30, 2025, the

Corporation recognized

$
0.7

million and $
1.3

million, respectively,
of stock-based

compensation expense related

to performance units,

compared to $
0.6

million and $
1.1

million for the

same periods in
2024. As of

June 30, 2025,

there was $
5.2

million of total

unrecognized compensation

cost related to unvested

performance units that
the Corporation expects to recognize over a weighted-average period of
2.1

years.
Shares withheld
During

the first

six

months

of

2025,

the Corporation

withheld
188,266

shares (first

six

months

of

2024 –
136,308

shares)

of the
restricted

stock

and

performance

units

that vested

during

such

period to

cover

the participants’

payroll

and

income

tax withholding
liabilities;

these

shares

are

held

as

treasury

shares.

The

Corporation

paid

in

cash

any

fractional

share

of

salary

stock

to

which

an
officer

was entitled.

In

the consolidated

financial

statements,

the

Corporation

presents

shares

withheld

for

tax purposes

as common
stock repurchases.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
55
NOTE 11 – STOCKHOLDERS’

EQUITY
Repurchase Program
On

July

22,

2024,

the

Corporation

announced

that

its

Board

of

Directors

approved

a

repurchase

program

under

which

the
Corporation

may

repurchase

up

to

$
250

million

that

could

include

repurchases

of

common

stock

and/or

junior

subordinated
debentures. Under

this program,

the Corporation

repurchased
2,778,298

shares of common

stock through

open market

transactions at
an average

price of

$
18.00

for a

total cost

of approximately

$
50.0

million during

the first

half of

2025. In

addition, the

Corporation
redeemed

$
61.7

million

of

outstanding

junior

subordinated

debentures.

As

of

June

30,

2025,

the

Corporation

has

remaining
authorization of approximately $
88.3

million, which it expects to execute during the remainder of 2025.
From

July

1,

2025

to

August

5,

2025,

the

Corporation

repurchased
1,038,151

shares

of

common

stock

for

a

total

cost

of
approximately $
21.7

million. As of August 5, 2025, the Corporation has remaining authorization of approximately $
66.6

million.
Repurchases

under

the

program

may

be

executed

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
Common Stock

The following

table shows

the changes

in shares

of common

stock outstanding

for the quarters

and six-month

periods ended

June
30, 2025 and 2024:
Total

Number of Shares
Quarter Ended Six-Month Period Ended
June 30, June 30,
2025 2024 2025 2024
Common stock outstanding, beginning of period
163,104,181
166,707,047
163,868,877
169,302,812
Common stock repurchased
(1)
(1,589,748)
(2,840,591)
(2,966,564)
(5,983,180)
Common stock reissued under stock-based compensation plan
-
556
614,300
549,285
Restricted stock forfeited
(6,638)
(1,559)
(8,818)
(3,464)
Common stock outstanding, end of period
161,507,795
163,865,453
161,507,795
163,865,453
(1)
For the quarter

and six-month

period ended

June 30, 2025

includes
6,017

and
188,266

shares, respectively,

of common stock

surrendered to

cover plan participants’

payroll and income
taxes. For

the quarter

and six-month

period ended

June 30,

2024 includes
270

and
136,308

shares, respectively,

of common

stock surrendered

to cover

plan participants’

payroll and
income taxes.
For the

quarter and

six-month period

ended June

30, 2025,

total cash

dividends declared

on shares

of common

stock amounted

to
$
29.0

million

($
0.18

per

share)

and

$
58.6

million

($
0.36

per

share),

respectively,

compared

to

$
26.6

million

($
0.16

per

share)

and
$
53.4

million ($
0.32

per share),

respectively,

for the

same periods

of 2024.

On
July 21, 2025
, the

Corporation’s

Board of

Directors
declared

a

quarterly

cash

dividend

of

$
0.18

per

common

share.

The

dividend

is payable

on
September 12, 2025

to

shareholders

of
record at the

close of business on
August 28, 2025
. The Corporation

intends to continue

to pay quarterly dividends

on common stock.
However,

the Corporation’s

common stock

dividends, including

the declaration,

timing, and

amount, remain

subject to

consideration
and approval by the Corporation’s

Board of Directors at the relevant times.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
56
Preferred Stock
The Corporation

has
50,000,000

authorized shares of

preferred stock with

a par value

of $
1.00
, subject to

certain terms. This

stock
may

be

issued

in

series

and

the

shares

of

each

series

have

such

rights

and

preferences

as

are

fixed

by

the

Corporation’s

Board

of
Directors

when

authorizing

the

issuance

of

that

particular

series

and

are

redeemable

at

the

Corporation’s

option.
No

shares

of
preferred stock were outstanding as of June 30, 2025 and December 31, 2024.
Treasury Stock

The following

table shows the

changes in

shares of treasury

stock for

the quarters and

six-month periods

ended June 30,

2025 and
2024:
Total

Number of Shares
Quarter Ended Six-Month Period Ended
June 30, June 30,
2025 2024 2025 2024
Treasury stock, beginning of period
60,558,935
56,956,069
59,794,239
54,360,304
Common stock repurchased
1,589,748
2,840,591
2,966,564
5,983,180
Common stock reissued under stock-based compensation plan
-
(556)
(614,300)
(549,285)
Restricted stock forfeited
6,638
1,559
8,818
3,464
Treasury stock, end of period
62,155,321
59,797,663
62,155,321
59,797,663
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

FirstBank’s

legal surplus

reserve, included

as part

of
retained earnings

in the

Corporation’s

consolidated statements

of financial

condition, amounted

to $
230.2

million as

of each

of June
30, 2025 and December 31, 2024. There were
no

transfers to the legal surplus reserve during the first half of 2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
57
NOTE 12 – ACCUMULATED

OTHER COMPREHENSIVE LOSS

The

following

table

presents

the

changes

in

accumulated

other

comprehensive

loss for

the quarters

and

six-month

periods

ended
June 30, 2025 and 2024:

Changes in Accumulated Other Comprehensive

Loss by Component
(1)
Quarter Ended June 30, Six-Month Period Ended June 30,
2025 2024 2025 2024
(In thousands)
Net unrealized holding losses on available-for-sale

debt securities:
Beginning balance $
(483,277)
$
(655,617)
$
(567,338)
$
(640,552)

Other comprehensive income (loss)
(2)
41,205
10,560
125,266
(4,505)
Ending balance $
(442,072)
$
(645,057)
$
(442,072)
$
(645,057)
Adjustment of pension and postretirement

benefit plans:
Beginning balance $
782
$
1,382
$
782
$
1,382

Other comprehensive income
-
-
-
-
Ending balance $
782
$
1,382
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

Affected Line Item
in the Consolidated Quarter Ended June 30, Six-Month Period Ended June 30,
Statements of Income 2025 2024 2025 2024
(In thousands)
Net periodic benefit, pension plans:
Interest cost
Other expenses
$
930
$
901
$
1,858
$
1,802
Expected return on plan assets
Other expenses
(998)
(1,018)
(1,996)
(2,036)
Net periodic benefit, pension plans
(68)
(117)
(138)
(234)
Net periodic cost, postretirement plan Other expenses
6
16
13
32
Net periodic benefit
$
(62)
$
(101)
$
(125)
$
(202)

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
58
NOTE 14 –

INCOME TAXES

The Corporation is subject to Puerto Rico income tax on

its income from all sources. Under the Puerto Rico Internal

Revenue Code,
as amended (the “PR Tax

Code”), the Corporation and its subsidiaries are treated as

separate taxable entities and are not entitled to file
consolidated tax returns. However,

certain subsidiaries that are

organized as limited liability

companies with a partnership

election are
treated

as

pass-through

entities

for

Puerto

Rico

tax

purposes.

Furthermore,

the

Corporation

conducts

business

through

entities

with
special tax

treatments, including

an IBE

unit of

the Bank

and through

FirstBank Overseas

Corporation,

each of

which are

generally
exempt

from

Puerto

Rico

income

taxation

under

the

International

Banking

Entity

Act

of

Puerto

Rico

(“IBE

Act”),

and

through

a
wholly-owned

subsidiary

that

engages

in

certain

Puerto

Rico

qualified

investing

and

lending

activities

with

certain

tax

advantages
under Act 60 of 2019.
For the

quarter and

six-month period

ended June

30, 2025,

the Corporation

recorded an

income tax

expense of

$
22.7

million and
$
45.9

million, respectively,

compared to an

income tax expense of

$
25.5

million and $
49.5

million, respectively,

for the same periods
in 2024. The

decrease in income

tax expense for

the second quarter

and six-month period

ended June 30,

2025 was driven

by a lower
estimated annual

effective tax rate

due to a

higher proportion of

exempt to taxable

income and a

$
0.5

million tax contingency

accrual
release during the second quarter of

2025 in connection with the expiration

of the statute of limitation on some

uncertain tax positions.
The

Corporation’s

estimated

annual

effective

tax

rate,

excluding

entities

with

pre-tax

losses

from

which

a

tax

benefit

cannot

be
recognized and discrete items, was
22.8
% for the first six months of 2025, compared to
24.1
% for the same period in 2024.
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

Puerto Rico tax
liability,

subject to

certain conditions

and limitations.

For the

quarter and

six-month period

ended June

30, 2025,

FirstBank incurred
current income

tax expense

of approximately

$
2.8

million and

$
5.4

million, respectively,

related to

its U.S.

operations, compared

to
$
2.9

million and $
5.1

million, respectively,

for the comparable periods in 2024.
As of June

30, 2025, the

Corporation had

a net deferred

tax asset of

$
134.8

million, net of

a valuation allowance

of $
103.3

million
against the deferred tax asset, compared to a net deferred tax asset of $
136.4

million, net of a valuation allowance of $
119.1

million, as
of December

31, 2024.

The net deferred

tax asset

of the

Corporation’s

banking subsidiary,

FirstBank, amounted

to $
134.8

million as
of

June

30,

2025,

net

of

a

valuation

allowance

of

$
82.8

million,

compared

to

a

net

deferred

tax

asset

of

$
136.4

million,

net

of

a
valuation allowance

of $
98.5

million, as

of December

31, 2024.

The decrease

in the

net deferred

tax asset

was mainly

related to

the
usage of

alternative minimum

tax credits.

Meanwhile, the

decrease in the

valuation allowance

was related primarily

to changes in

the
market

value

of available

-for-sale

debt

securities,

which

resulted

in an

equal change

in the

net deferred

tax asset

without

impacting
earnings.

The Corporation

maintains a

full valuation

allowance for

its deferred

tax assets

associated with

capital loss

carryforwards,
net operating loss (“NOL”) carryforwards and unrealized losses of available

-for-sale debt securities.
See Note 20

– “Income Taxes,”

to the audited

consolidated financial statements

included in the

2024 Annual Report

on Form 10-K
for information on the tax

treatment of NOL carryforwards and dividend

received deduction under the PR Tax

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
On July 17, 2025, the Government of Puerto Rico enacted Act 65-2025 which, among other things, allows domestic LLCs owned by legal entities to be treated as disregarded entities. As this legislation was enacted after the Corporation’s reporting date of June 30,
2025, no adjustments have been made to the financial statements as of that date. However, management is currently evaluating the implications of this new law. As of June 30, 2025, the Corporation maintained a full valuation allowance of $16.8 million against its deferred tax assets related to NOL carryforwards at the holding company level, which based on preliminary analysis, the Corporation anticipates that it could significantly reduce the need for a valuation allowance.

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

There

were

no

transfers

of

assets

and

liabilities

measured

at

fair

value

between

Level

1

and

Level

2

measurements

during

the
quarters and six-month periods ended June 30, 2025 and 2024.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of the indicated dates:
As of June 30, 2025 As of December 31, 2024
Fair Value Measurements Using

Fair Value Measurements Using

Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
(In thousands)
Assets:

Available-for-sale debt securities:
U.S. Treasury securities $
217,432
$
-
$
-
$
217,432
$
59,189
$
-
$
-
$
59,189
Noncallable U.S. agencies debt securities
-
548,336
-
548,336
-
533,296
-
533,296
Callable U.S. agencies debt securities
-
989,873
-
989,873
-
1,307,035
-
1,307,035
MBS
-
2,735,305
3,781
(1)
2,739,086
-
2,658,967
4,195
(1)
2,663,162
Puerto Rico government obligation
-
-
1,576
1,576
-
-
1,620
1,620
Other investments
-
-
500
500
-
-
1,000
1,000

Equity securities
4,971
-
-
4,971
4,886
-
-
4,886

Derivative assets
-
298
-
298
-
318
-
318
Liabilities:

Derivative liabilities
-
324
-
324
-
150
-
150
(1) Related to private label MBS.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
60

The table

below presents

a reconciliation

of the

beginning and

ending balances

of all

assets measured

at fair

value on

a recurring
basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2025 and 2024:
Quarter Ended June 30, Six-Month Period Ended June 30,
2025 2024 2025 2024
Level 3 Instruments Only

Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
(In thousands)
Beginning balance $
6,633
$
6,275
$
6,815
$
6,200

Total gains (losses):

Included in other comprehensive income (unrealized)
245
175
291
414

Included in earnings (unrealized)
(2)
3
(60)
8
9

Purchases
-
1,000
-
1,000

Principal repayments and amortization
(3)
(1,024)
(291)
(1,257)
(524)
Ending balance $
5,857
$
7,099
$
5,857
$
7,099
___________________
(1) Amounts mostly related to private label MBS.
(2)
Changes in unrealized gains (losses) included in earnings were recognized within provision for credit losses – benefit (expense)

and relate to assets still held as of the reporting date.
(3)
For the quarter and six-month period ended June 30,

2025, includes a $
0.5

million repayment of a matured debt security.

The

tables

below

present

quantitative

information

for

significant

assets

measured

at

fair

value

on

a

recurring

basis

using
significant unobservable inputs (Level 3) as of the indicated dates:
June 30, 2025
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average
Minimum

Maximum
(Dollars in thousands)
Available-for-sale

debt securities:

Private label MBS
$
3,781
Discounted cash flows Discount rate
16.1%
16.1%
16.1%
Prepayment rate
1.6%
3.1%
2.5%
Projected cumulative loss rate
0.1%
6.9%
3.6%

Puerto Rico government obligation
$
1,576
Discounted cash flows Discount rate
11.5%
11.5%
11.5%
Projected cumulative loss rate
24.3%
24.3%
24.3%

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
61
Additionally, fair value

is used on a non-recurring basis to evaluate certain assets in accordance with GAAP.

For

the

quarter

and

six-month

period

ended

June

30,

2025,

the

Corporation

recorded

losses

or

valuation

adjustments

for

assets
recognized at fair value on a non-recurring basis and still held at June 30,

2025, as shown in the following table:
Carrying value as of June 30, 2025
Related to losses

recorded for the
Quarter Ended
June 30, 2025
Related to losses

recorded for the
Six-Month Period Ended
June 30, 2025
Losses recorded for the
Quarter Ended
June 30, 2025
Losses recorded for the
Six-Month Period Ended
June 30, 2025
(In thousands)
Level 3:
Loans receivable
(1)
$
4,338
$
8,967
$
(455)
$
(684)
OREO
(2)
371
620
(153)
(152)
(1)
Consists mainly of

collateral dependent commercial

and construction

loans. The

Corporation generally measured

losses based

on the fair

value of the

collateral. The

Corporation derived
the fair values from

external appraisals that

took into consideration prices

in observed transactions

involving similar assets

in similar locations but

adjusted for specific characteristics

and
assumptions

of

the

collateral

(e.g.,

absorption

rates),

which

are

not

market

observable.

There

were
no

adjustments

applied

on

appraisals

for

the

quarter

ended

June

30,

2025.

The
adjustment applied on appraisals was of
22
% for the six-month period ended June 30, 2025.
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

OREO portfolio. The adjustment applied on appraisals for the quarter and six-month period ended June 30, 2025 was
4
% .

For

the

quarter

and

six-month

period

ended

June

30,

2024,

the

Corporation

recorded

losses

or

valuation

adjustments

for

assets
recognized at fair value on a non-recurring basis and still held at June 30,

2024, as shown in the following table:
Carrying value as of June 30, 2024
Related to losses

recorded for the

Quarter Ended

June 30, 2024
Related to losses

recorded for the
Six-Month Period Ended

June 30, 2024
Losses recorded for the

Quarter Ended

June 30, 2024
Losses recorded for the
Six-Month Period Ended
June 30, 2024
(In thousands)
Level 3:
Loans receivable
(1)
$
25,930
$
26,117
$
(107)
$
(144)
OREO
(2)
1,044
1,292
(55)
(171)
Level 2:
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

The adjustments applied

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
of June 30, 2025
Fair Value Estimate as

of
June 30, 2025 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money market investments (amortized cost)
$
736,710
$
736,710
$
736,710
$
-
$
-
Available-for-sale debt

securities (fair value)
4,496,803
4,496,803
217,432
4,273,514
5,857
Held-to-maturity debt securities:

Held-to-maturity debt securities (amortized cost)
307,286

Less: ACL on held-to-maturity debt securities
(765)

Held-to-maturity debt securities, net of ACL
$
306,521
299,846
-
204,140
95,706
Equity securities (amortized cost)
40,231
40,231
-
40,231
(1)
-
Other equity securities (fair value)
4,971
4,971
4,971
-
-
Loans held for sale (lower of cost or market)
9,857
10,031
-
10,031
-
Loans held for investment:

Loans held for investment (amortized cost)
12,870,002

Less: ACL for loans and finance leases
(248,578)

Loans held for investment, net of ACL
$
12,621,424
12,499,610
-
-
12,499,610
MSRs (amortized cost)
24,130
42,617
-
-
42,617
Derivative assets (fair value)

(2)
298
298
-
298
-
Liabilities:
Deposits (amortized cost) $
16,554,038
$
16,554,177
$
-
$
16,554,177
$
-
Long-term advances from the FHLB (amortized cost)
320,000
322,142
-
322,142
-
Derivative liabilities (fair value)

(2)
324
324
-
324
-
(1) Includes FHLB stock with a carrying value of $
26.1

million, which is considered restricted.
(2) Includes interest rate swap agreements, forward contracts, and interest rate lock commitments.

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
(2) Includes interest rate swap agreements, forward contracts, and interest rate lock commitments.
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

FINANCIAL

STATEMENTS – (Continued)
64
NOTE 16 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition

In accordance with

ASC Topic

606, “Revenue from

Contracts with Customers” (“ASC

Topic

606”), revenues are

recognized when
control

of

promised

goods

or

services

is

transferred

to

customers

and

in

an

amount

that

reflects

the

consideration

to

which

the
Corporation expects to be

entitled in exchange for those

goods or services. At contract

inception, once the contract is

determined to be
within the

scope of

ASC Topic

606, the

Corporation assesses

the goods

or services

that are

promised within

each contract,

identifies
the

respective

performance

obligations,

and

assesses

whether

each

promised

good

or

service

is

distinct.

The

Corporation

then
recognizes

as revenue

the amount

of the

transaction price

that is

allocated to

the respective

performance obligation

when (or

as) the
performance obligation is satisfied.
Disaggregation of Revenue

The

following

tables

summarize

the

Corporation’s

revenue,

which

includes

net

interest

income

on

financial

instruments

that

is
outside of

ASC Topic

606 and

non-interest income,

disaggregated by

type of

service and

business segment

for the

quarters and

six-
month periods ended June 30, 2025 and 2024:

Quarter ended June 30, 2025
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
17,670
$
145,902
$
42,056
$
(27,130)
$
20,442
$
16,919
$
215,859
Service charges and fees on deposit accounts
-
7,365
1,487
-
147
757
9,756
Insurance commission income
-
2,295
-
-
54
189
2,538
Card and processing income
-
10,375
229
-
31
1,245
11,880
Other service charges and fees
13
1,720
22
-
285
131
2,171
Not in scope of ASC Topic

606

(1)
3,485
609
157
19
345
(10)
4,605

Total non-interest income
3,498
22,364
1,895
19
862
2,312
30,950
Total Revenue (Loss) $
21,168
$
168,266
$
43,951
$
(27,111)
$
21,304
$
19,231
$
246,809

Quarter ended June 30, 2024
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
18,185
$
135,852
$
38,519
$
(27,066)
$
18,960
$
15,178
$
199,628
Service charges and fees on deposit accounts
-
7,666
1,125
-
155
779
9,725
Insurance commission income
-
2,563
-
-
30
193
2,786
Card and processing income
-
9,848
226
-
31
1,418
11,523
Other service charges and fees
41
1,753
238
-
613
153
2,798
Not in scope of ASC Topic

606

(1)
3,565
1,304
160
122
16
39
5,206

Total non-interest income
3,606
23,134
1,749
122
845
2,582
32,038
Total Revenue (Loss) $
21,791
$
158,986
$
40,268
$
(26,944)
$
19,805
$
17,760
$
231,666

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
65

Six-Month Period Ended June 30, 2025
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
35,256
$
288,917
$
84,865
$
(54,789)
$
41,231
$
32,776
$
428,256
Service charges and fees on deposit accounts
-
14,680
2,928
-
289
1,499
19,396
Insurance commission income
-
7,880
-
-
93
370
8,343
Card and processing income
-
19,825
633
-
53
2,844
23,355
Other service charges and fees
34
3,301
41
-
567
270
4,213
Not in scope of ASC Topic

606

(1)
7,046
2,871
550
170
714
26
11,377

Total non-interest income
7,080
48,557
4,152
170
1,716
5,009
66,684
Total Revenue (Loss) $
42,336
$
337,474
$
89,017
$
(54,619)
$
42,947
$
37,785
$
494,940

Six-Month Period Ended June 30, 2024
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
36,331
$
268,991
$
76,095
$
(51,756)
$
36,945
$
29,542
$
396,148
Service charges and fees on deposit accounts
-
15,283
2,281
-
303
1,520
19,387
Insurance commission income
-
7,797
-
-
86
410
8,293
Card and processing income
-
19,487
450
-
109
2,789
22,835
Other service charges and fees
99
3,570
340
-
1,234
294
5,537
Not in scope of ASC Topic

606

(1)
6,628
2,716
330
233
20
42
9,969

Total non-interest income
6,727
48,853
3,401
233
1,752
5,055
66,021
Total Revenue (Loss) $
43,058
$
317,844
$
79,496
$
(51,523)
$
38,697
$
34,597
$
462,169
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

FINANCIAL

STATEMENTS – (Continued)
67

The following tables present information about the reportable segments for the indicated periods:
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Quarter ended June 30, 2025:
Interest income $
32,330
$
105,243
$
61,419
$
33,145
$
38,157
$
7,896
$
278,190
Net (charge) credit for transfer of funds
(14,660)
79,150
(15,759)
(57,180)
(2,502)
10,951
-
Interest expense
-
(38,491)
(3,604)
(3,095)
(15,213)
(1,928)
(62,331)
Net interest income (loss)
17,670
145,902
42,056
(27,130)
20,442
16,919
215,859
Provision for credit losses - expense (benefit)
351
17,203
701
(3)
2,015
320
20,587
Non-interest income

3,498
22,364
1,895
19
862
2,312
30,950
Non-interest expenses:

Employees’ compensation and benefits
6,762
35,405
4,992
1,027
7,268
4,604
60,058

Occupancy and equipment
1,496
14,834
1,530
180
1,933
2,324
22,297

Business promotion
266
2,402
216
180
229
202
3,495

Professional fees
1,492
6,622
997
361
1,086
1,051
11,609

Taxes, other than income taxes
446
4,293
576
112
104
181
5,712

FDIC deposit insurance
417
770
673
-
237
138
2,235

Net (gain) loss on OREO operations
(840)
-
145
-
-
104
(591)

Credit and debit card processing expenses
-
6,845
214
-
3
685
7,747

Other non-interest expenses
(1)
789
6,323
1,366
637
731
929
10,775

Total non-interest expenses
10,828
77,494
10,709
2,497
11,591
10,218
123,337

Segment income (loss)
$
9,989
$
73,569
$
32,541
$
(29,605)
$
7,698
$
8,693
$
102,885
Average interest-earning assets $
2,164,350
$
4,018,961
$
3,575,929
$
5,638,582
$
2,419,981
$
457,177
$
18,274,980

Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Quarter ended June 30, 2024:
Interest income $
31,594
$
105,256
$
62,649
$
28,912
$
36,413
$
7,421
$
272,245
Net (charge) credit for transfer of funds
(13,409)
69,962
(20,154)
(44,035)
(2,475)
10,111
-
Interest expense
-
(39,366)
(3,976)
(11,943)
(14,978)
(2,354)
(72,617)
Net interest income (loss)
18,185
135,852
38,519
(27,066)
18,960
15,178
199,628
Provision for credit losses - (benefit) expense

(9,832)
26,551
(2,084)
60
(3,524)
434
11,605
Non-interest income
3,606
23,134
1,749
122
845
2,582
32,038
Non-interest expenses:

Employees’ compensation and benefits
6,611
33,889
4,712
848
7,015
4,381
57,456

Occupancy and equipment
1,451
14,583
1,423
178
1,980
2,236
21,851

Business promotion
404
3,017
282
187
276
193
4,359

Professional fees
1,960
6,923
989
371
1,040
1,148
12,431

Taxes, other than income taxes
450
4,069
474
103
140
172
5,408

FDIC deposit insurance
434
809
693
-
222
158
2,316

Net (gain) loss on OREO operations
(1,503)
-
(2,205)
-
2
97
(3,609)

Credit and debit card processing expenses
-
6,557
208
-
3
839
7,607

Other non-interest expenses
(1)
672
6,448
1,513
586
666
978
10,863

Total non-interest expenses
10,479
76,295
8,089
2,273
11,344
10,202
118,682

Segment income (loss)
$
21,144
$
56,140
$
34,263
$
(29,277)
$
11,985
$
7,124
$
101,379
Average interest-earning assets $
2,122,474
$
4,022,781
$
3,503,782
$
5,842,575
$
2,119,230
$
419,052
$
18,029,894

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
68

The following tables present information about the reportable segments for the indicated periods:
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Six-Month Period Ended June 30, 2025
Interest income $
64,394
$
210,996
$
123,291
$
65,783
$
75,557
$
15,234
$
555,255
Net (charge) credit for transfer of funds
(29,138)
154,247
(31,039)
(111,897)
(3,541)
21,368
-
Interest expense
-
(76,326)
(7,387)
(8,675)
(30,785)
(3,826)
(126,999)
Net interest income (loss)
35,256
288,917
84,865
(54,789)
41,231
32,776
428,256
Provision for credit losses - expense (benefit)
1,027
37,223
3,355
(8)
2,864
936
45,397
Non-interest income
7,080
48,557
4,152
170
1,716
5,009
66,684
Non-interest expenses:

Employees’ compensation and benefits
13,734
72,024
10,756
2,167
14,267
9,247
122,195

Occupancy and equipment
3,013
29,963
3,134
353
3,811
4,653
44,927

Business promotion
469
4,722
434
350
502
296
6,773

Professional fees
3,032
12,866
2,039
709
2,034
2,415
23,095

Taxes, other than income taxes
917
8,687
1,181
232
221
352
11,590

FDIC deposit insurance
832
1,548
1,341
-
474
276
4,471

Net (gain) loss on OREO operations
(1,936)
-
181
-
-
35
(1,720)

Credit and debit processing expenses
-
10,847
474
-
5
1,531
12,857

Other non-interest expenses
(1)
1,761
13,056
2,778
1,285
1,442
1,849
22,171

Total non-interest expenses
21,822
153,713
22,318
5,096
22,756
20,654
246,359

Segment income (loss)
$
19,487
$
146,538
$
63,344
$
(59,707)
$
17,327
$
16,195
$
203,184
Average interest-earning assets $
2,160,476
$
4,037,398
$
3,563,429
$
5,684,108
$
2,405,923
$
441,720
$
18,293,054

Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Six-Month Period Ended June 30, 2024
Interest income $
63,151
$
209,900
$
124,799
$
56,970
$
71,178
$
14,752
$
540,750
Net (charge) credit for transfer of funds
(26,820)
136,520
(40,692)
(83,665)
(4,713)
19,370
-
Interest expense
-
(77,429)
(8,012)
(25,061)
(29,520)
(4,580)
(144,602)
Net interest income (loss)
36,331
268,991
76,095
(51,756)
36,945
29,542
396,148
Provision for credit losses - (benefit) expense
(10,098)
42,462
(5,010)
(9)
(3,442)
(131)
23,772
Non-interest income
6,727
48,853
3,401
233
1,752
5,055
66,021
Non-interest expenses:

Employees’ compensation and benefits
13,362
68,876
9,630
1,840
14,288
8,966
116,962

Occupancy and equipment
2,874
28,871
2,784
378
3,904
4,421
43,232

Business promotion
636
5,789
516
403
511
346
8,201

Professional fees
4,290
13,880
1,928
688
2,127
2,194
25,107

Taxes, other than income taxes
869
7,959
911
198
268
332
10,537

FDIC deposit insurance
1,008
1,880
1,610
-
533
387
5,418

Net (gain) loss on OREO operations
(3,026)
-
(2,159)
-
2
122
(5,061)

Credit and debit processing expenses
-
11,368
402
-
5
1,583
13,358

Other non-interest expenses
(1)
1,489
13,049
3,018
1,190
1,295
1,810
21,851

Total non-interest expenses
21,502
151,672
18,640
4,697
22,933
20,161
239,605

Segment income (loss)
$
31,654
$
123,710
$
65,866
$
(56,211)
$
19,206
$
14,567
$
198,792
Average interest-earning assets $
2,127,479
$
4,006,806
$
3,501,142
$
5,871,437
$
2,103,523
$
416,140
$
18,026,527
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

The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:
Quarter Ended June 30, Six-Month Period Ended June 30,
2025 2024 2025 2024
(In thousands)
Average assets:
Total average earning assets for segments

$
18,274,980
$
18,029,894
$
18,293,054
$
18,026,527
Average non-earning assets
(1)

766,226
854,537
780,918
844,838

Total consolidated average assets
$
19,041,206
$
18,884,431
$
19,073,972
$
18,871,365
(1)
Includes, among other things, non-interest-earning cash, premises and equipment, net deferred tax asset, ROU assets, and accrued interest receivable on loans and investments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
69
NOTE 18 – SUPPLEMENTAL

STATEMENTS

OF CASH FLOWS INFORMATION

Supplemental statements of cash flows information is as follows for the indicated periods:

Six-Month Period Ended June 30,
2025 2024
(In thousands)
Cash paid for:

Interest

$
129,773
$
134,995

Income tax

42,334
49,236

Operating cash flow from operating leases
8,845
8,693
Non-cash investing and financing activities:

Additions to OREO
2,775
4,599

Additions to auto and other repossessed assets
31,074
29,590

Capitalization of servicing assets
1,279
1,107

Loan securitizations
84,537
58,911

Loans held for investment transferred to held for sale
-
118

Payable related to unsettled purchases of investment securities
5,007
-

Right-of-use assets obtained in exchange for operating lease liabilities,

net of lease terminations
366
5,112

Payable related to unsettled common stock repurchases
-
760

Redemption of investments in FBP Statutory Trusts
1,850
-

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
70
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

June 30, 2025 and December 31, 2024 were as follows:

Regulatory Requirements
Actual For Capital Adequacy Purposes
To be Well

-Capitalized
Thresholds

Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
As of June 30, 2025
Total Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,384,848
17.87
% $
1,067,881
8.0
% N/A N/A

FirstBank
$
2,329,536
17.46
% $
1,067,522
8.0
% $
1,334,402
10.0
%
CET1 Capital (to Risk-Weighted Assets)

First BanCorp.
$
2,217,438
16.61
% $
600,683
4.5
% N/A N/A

FirstBank
$
2,062,181
15.45
% $
600,481
4.5
% $
867,361
6.5
%
Tier I Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,217,438
16.61
% $
800,911
6.0
% N/A N/A

FirstBank
$
2,162,181
16.20
% $
800,641
6.0
% $
1,067,522
8.0
%
Leverage ratio

First BanCorp.
$
2,217,438
11.41
% $
777,428
4.0
% N/A N/A

FirstBank
$
2,162,181
11.13
% $
777,234
4.0
% $
971,543
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

30, 2025,

commitments to

extend credit

amounted to

approximately $
2.2

billion, of

which $
0.8

billion relates

to retail

credit
card

loans.

In

addition,

commercial

and

financial

standby

letters

of

credit

as

of

June

30,

2025

amounted

to

approximately

$
61.4
million.
Contingencies
As

of

June

30,

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

June 30,

2025,

the Corporation’s

total estimated

FDIC special

assessment

amounted

to $
7.4
million, of which $
3.9

million has been paid. The Corporation

continues to monitor the FDIC’s

estimated loss to the DIF,

which could
affect the amount of its accrued liability.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
72
NOTE 20 – FIRST BANCORP.

(HOLDING COMPANY

ONLY) FINANCIAL

INFORMATION

The following condensed

financial information presents

the financial position

of First BanCorp.

at the holding

company level only
as of

June 30,

2025 and

December 31,

2024, and

the results

of its

operations

for the

quarters and

six-month

periods ended

June 30,
2025 and 2024:
Statements of Financial Condition
As of June 30, As of December 31,
2025 2024
(In thousands)
Assets
Cash and due from banks $
27,923
$
13,295
Equity securities
1,725
1,275
Investment in First Bank Puerto Rico, at equity
1,790,198
1,694,000
Investment in First Bank Insurance Agency,

at equity
28,213
24,121
Investment in FBP Statutory Trust I
(1)
-
1,289
Investment in FBP Statutory Trust II
(1)
-
561
Dividends receivable
1,220
619
Other assets
576
459
Total assets $
1,849,855
$
1,735,619
Liabilities and Stockholders’ Equity
Liabilities:
Long-term borrowings
(1)
$
-
$
61,700
Accounts payable and other liabilities
4,400
4,683
Total liabilities
4,400
66,383
Stockholders’ equity
1,845,455
1,669,236
Total liabilities and stockholders’

equity
$
1,849,855
$
1,735,619
(1)
During the first half of 2025,

the Corporation redeemed the

remaining $
61.7

million of the outstanding TruPS

issued by FBP Statutory Trusts

I and II (or $
59.8

million after excluding the
Corporation’s interest in the Trusts

of approximately $
1.9

million), as further explained in Note 6 – “Non-Consolidated

Variable Interest

Entities (“VIEs”) and Servicing Assets.”

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
73

Statements of Income

Quarter Ended

Six-Month Period Ended
June 30, June 30,
2025 2024 2025 2024
(In thousands)
Income

Interest income on money market investments

$
93
$
87
$
187
$
150

Dividend income from banking subsidiaries
72,438
81,232
189,895
162,149

Other income
7
100
36
201

Total income
72,538
81,419
190,118
162,500
Expense

Interest expense on long-term borrowings
175
3,336
1,156
6,686

Other non-interest expenses
463
463
941
902

Total expense
638
3,799
2,097
7,588
Income before income taxes and equity in undistributed

earnings of subsidiaries
71,900
77,620
188,021
154,912
Income tax expense
-
-
1
1
Equity in undistributed earnings of subsidiaries

(distributions in excess of earnings)
8,280
(1,782)
(30,781)
(5,615)
Net income $
80,180
$
75,838
$
157,239
$
149,296
Other comprehensive income (loss), net of tax
41,205
10,560
125,266
(4,505)
Comprehensive income $
121,385
$
86,398
$
282,505
$
144,791

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
EXECUTIVE SUMMARY
First BanCorp. is

a diversified financial

holding company headquartered

in San Juan, Puerto

Rico, offering a

full range of financial
products to

consumers and

commercial customers

through various

subsidiaries. First

BanCorp.

is the

holding company

of FirstBank
Puerto

Rico

(“FirstBank”

or the

“Bank”)

and

FirstBank

Insurance

Agency.

Through

its wholly

-owned

subsidiaries,

the Corporation
operates

in

Puerto

Rico,

the

United

States

Virgin

Islands

(“USVI”),

the

British

Virgin

Islands

(“BVI”),

and

the

state

of

Florida,
concentrating on

commercial banking,

residential mortgage loans,

credit cards, personal

loans, small loans,

auto loans and

leases, and
insurance agency activities.
Recent Developments
Economy and Market Update
In

the

second

quarter

of

2025,

the

Corporation

reported

net

income

of

$80.2

million,

resulting

in

a

return

on

average

assets

of
1.69%. This performance was driven

by record net interest income,

solid loan production, stable credit

trends, and disciplined expense
management. Total

loans increased

by 6% on

a linked-quarter annualized

basis, driven

by strong commercial

loan production

in both
Puerto

Rico

and

Florida.

While

total

core

deposits

declined

due

to

fluctuations

in

a

few

large

commercial

accounts,

retail

deposit
accounts remained

fairly stable.

Asset quality

continued to

improve, highlighted

by an 8

basis points

(“bps”) reduction

in net

charge-
offs, reflecting the benefits of prior-year credit policy adjustments and improvement in consumer loan vintages.
Looking

ahead,

the

Corporation

continues

to

see

encouraging

business

activity

and

positive

macroeconomic

factors,

including
stable

unemployment

rates

for

June

2025

which

amounted

to

4.1%

and

5.5%

for

the

U.S

and

Puerto

Rico

regions,

respectively.
Despite

the

recent

economic

activity,

progress

made

in

inflation

and

optimist

sentiment,

the

Federal

Reserve

(the

“FED”)

has
maintained the

federal funds

rate target

at 4.25%

to 4.50%,

primarily due

to trade

and tariffs

negotiations and

its ultimate

impact on
inflation. Notwithstanding,

the Corporation should continue

to benefit from stable

credit trends and approximately

$1.3 billion in cash
flows from

its investment

portfolio during

the second

half of

2025, which

will be

reinvested into

loans or

higher yielding

securities.
Additionally,

the Corporation

will continue

to benefit

from this

economic

backdrop

and should

continue to

experience growth

in its
commercial, construction, and residential mortgage loan portfolios for the year.

Capital Deployment Actions
In the second quarter of

2025, the Corporation delivered

approximately $68.3 million in

the form of capital deployment actions

that
included $29.0

million in common

stock dividends

declared, $28.2

million in repurchases

of common

stock, and the

remaining $11.1
million redemption of outstanding trust-preferred securities (“TruPS”).
From July

1, 2025

to August

5, 2025,

the Corporation

repurchased

approximately

1.0 million

shares of

common

stock for

a total
cost

of

approximately

$21.7

million.

In

the

aggregate,

as

of

August

5,

2025,

the

Corporation

has

remaining

authorization

of
approximately $66.6 million.

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
For

the

quarter

and

six-month

period

ended

June

30,

2025,

the

Corporation

had

net

income

of

$80.2

million

($0.50

per

diluted
common

share)

and

$157.2

million

($0.97

per

diluted

common

share),

respectively,

compared

to

$75.8

million

($0.46

per

diluted
common share) and $149.3 million ($0.90 per diluted

common share), respectively,

for the comparable periods in 2024. Other relevant
selected financial indicators for the periods presented are included below:
Quarter Ended June 30, Six-Month Period Ended June 30,
2025 2024 2025 2024
Key Performance Indicator:
(1)
Return on Average

Assets
(2)
1.69% 1.61% 1.66% 1.59%
Return on Average

Common Equity
(3)
17.79 20.80 17.85 20.17
Efficiency Ratio
(4)
49.97 51.23 49.78 51.84
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

The key drivers of the Corporation’s

GAAP financial results for the quarter

ended June 30, 2025, compared to the

second quarter of
2024, include the following:
●
Net interest

income

for the

quarter ended

June 30,

2025 increased

by $16.3

million to

$215.9 million,

compared to

$199.6
million

for

the

second

quarter

of

2024.

Net

interest

margin

for

the

second

quarter

of

2025

increased

by

34

bps

to

4.56%,
driven by a decrease

in the cost of funds

and a change in asset mix

associated with the deployment

of cash flows from lower-
yielding

investment

securities

to

loans

and

other

higher-yielding

interest-earning

assets.

See

“Results

of

Operations

–

Net
Interest Income”

below for additional information.
●
The provision for credit

losses on loans, finance

leases, unfunded loan commitments

and debt securities for the

quarter ended
June

30,

2025 was

$20.6

million,

compared

to $11.6

million

for

the second

quarter of

2024.

The increase

in the

provision
expense was driven

by an increase

in the provision

for the residential

mortgage loan

portfolio due to

the net benefit

recorded
during

the

second

quarter

of

2024

associated

with

updated

historical

loss

experience,

partially

offset

by

a

decrease

in

the
provision for the

consumer loan and

finance lease portfolios

driven by

improvements in macroeconomic

variables, lower net
charge-offs,

and reductions in the unsecured loan portfolio volumes.
Net

charge-offs

totaled

$19.1

million

for

the

quarter

ended

June

30,

2025,

or

an

annualized

0.60%

of

average

loans,
compared

to

$21.0

million,

or

an

annualized

0.69%

of

average

loans,

for

the

second

quarter

of

2024.

The

decrease

in

net
charge-offs for the second quarter of 2025

was driven by a decrease in consumer loans and finance leases net charge

-offs. See
“Results

of

Operations

–

Provision

for

Credit

Losses”

and

“Risk

Management”

below

for

analyses

of

the

ACL

and

non-
performing assets and related ratios.
●
Non-interest expenses

for the quarter

ended June

30, 2025

increased by $4.6

million to $123.3

million, mainly

due to a

$2.3
million

realized

gain

on

the

sale

of

a

commercial

real

estate

OREO

property

in

the

Puerto

Rico

region

during

the

second
quarter

of

2024

and

an

increase

in

employees’

compensation

and

benefits

expenses.

See

“Results

of

Operations

–

Non-
Interest Expenses” below for additional information.

●
Income tax expense decreased to

$22.7 million for the second quarter of

2025, compared to $25.5 million

for the same period
in 2024

,

driven by

a lower

effective

tax rate

due

to a

higher proportion

of exempt

to taxable

income.

See “Income

Taxes”
below and Note 14 – “Income Taxes

,” to the unaudited consolidated financial statements herein for additional information.

●
As of

June 30,

2025, total

assets were

approximately

$18.9 billion,

a decrease

of $395.4

million

from December

31, 2024,
primarily

related

to a

decrease

in

cash and

cash

equivalents

resulting

from

the decrease

in

total

deposits,

the

repayment

of
long-term

borrowings,

and capital

deployment

actions, partially

offset

by the

increase

in the

fair value

of available

-for-sale
debt securities due to changes in market interest rates.
●
As of

June 30,

2025, total

liabilities were

$17.1 billion,

a decrease

of $571.6

million from

December 31,

2024, driven

by a
$317.3 million decrease in total

deposits, of which $153.8 million

was in government deposits; and

a $241.7 million decrease
in borrowings.

See “Risk

Management –

Liquidity

Risk” below

for additional

information

about the

Corporation’s

funding
sources and strategy.
●
The

Corporation’s

primary

sources

of

funding

are

consumer

and

commercial

core

deposits,

which

exclude

government
deposits and

brokered certificates

of deposit

(“CDs”). As

of June

30, 2025,

these core

deposits, amounting

to $12.7

billion,
funded 66.97% of

total assets. Excluding

fully collateralized government

deposits, estimated uninsured

deposits amounted to
$4.5 billion as

of June 30,

2025. The Corporation

had approximately $2.3

billion in cash

and cash equivalents

and free high-
quality

liquid

securities.

In

addition,

as

of

June

30,

2025,

the

Corporation

had

approximately

$2.7

billion

available

for
funding under the FED’s

Discount Window and

$1.0 billion available for additional

borrowing capacity on the Federal Home
Loan Bank

(“FHLB”) lines

of credit

based on

collateral pledged

at these

entities. In

the aggregate,

as of

June 30,

2025, the
Corporation had

$6.0 billion,

or 133%

of estimated

uninsured deposits

(excluding fully

collateralized government

deposits),
available

to

meet

liquidity

needs.

See

“Risk

Management

–

Liquidity

Risk”

below

for

additional

information

about

the
Corporation’s funding

sources and strategy.

●
As

of

June

30,

2025,

the

Corporation’s

total

stockholders’

equity

was

$1.8

billion,

an

increase

of

$176.2

million

from
December 31,

2024. The increase

was driven

by net income

generated in

the first half

of 2025 and

a $125.3 million

increase
in

the

fair

value

of

available-for-sale

debt

securities

recorded

as

part

of

accumulated

other

comprehensive

loss

in

the
consolidated statements

of financial

condition, partially

offset by

common stock

dividends declared

in the

first half

of 2025
totaling $58.6 million or

$0.36 per common share,

and $50.0 million in common

stock repurchases.

The Corporation’s

CET1
capital, tier

1 capital,

total capital,

and leverage

ratios were

16.61%, 16.61%,

17.87%, and

11.41%,

respectively,

as of

June
30, 2025, compared to CET1 capital, tier 1 capital, total capital, and leverage ratios of 16.32%, 16.32%, 18.02%, and 11.07%,
respectively, as of

December 31, 2024.

See “Risk Management – Capital” below for additional information.
●
Total

loan

production,

including

purchases,

refinancings,

renewals,

and

draws

from

existing

revolving

and

non-revolving
commitments,

increased

by

$153.7

million

to $1.4

billion

for

the

quarter

ended

June 30,

2025,

as compared

to

the

second
quarter of

2024, mainly

in commercial

and construction

loans in

the Puerto

Rico region.

See “Results

of Operations

– Loan
Production”

below for additional information.
●
Total

non-performing assets

were $128.0

million as

of June

30, 2025,

an increase

of $9.7

million from

December 31,

2024,
mainly due

to the inflows

to nonaccrual

status of a

$12.6 million

commercial mortgage

loan in the

Florida region

during the
first quarter of 2025 and

a $4.3 million construction loan

in the Puerto Rico region

during the second quarter of

2025, both in
the

hospitality

industry.

See

“Risk

Management

–

Nonaccrual

Loans

and

Non-Performing

Assets”

below

for

additional
information.
●
Adversely

classified

commercial

and

construction

loans

increased

by

$6.0

million

to

$93.3

million

as

of

June

30,

2025,
compared

to

December

31,

2024,

driven

by

the

downgrade

of

four

commercial

loans

totaling

$24.1

million,

including

the
aforementioned

$12.6

million

inflow

to

nonaccrual

status

in

the

Florida

region,

partially

offset

by

the

upgrade

of

two
commercial mortgage loans totaling $17.0 million.

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
exclude

items that

management believes

are not

reflective of

core operating

performance (“Special

Items”). The

financial results

for
the

quarter

and

six-month

period

ended

June

30,

2025

did

not

include

any

significant

Special

Items.

The

financial

results

for

the
quarter and six-month period ended June 30, 2024 included the following Special Item:
FDIC Special Assessment Expense
-
Charges

of $0.2

million ($0.

1

million

after-tax,

calculated based

on the

statutory tax

rate of

37.5%) and

$1.1 million

($0.7
million after-tax,

calculated based

on the

statutory tax

rate of

37.5%) were

recorded for

the second

quarter of

2024 and

six-
month period

ended June 30,

2024, respectively,

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

and

six-month

period

ended

June

30,

2025,

the

reported

net
income,

and reconciles

for the

quarter and

six-month period

ended June

30, 2024,

net income

to adjusted

net income,

a non-GAAP
financial measure that excludes the Special Item identified above.
Quarter Ended June 30, Six-Month Period Ended June 30,
2025 2024 2025 2024
(In thousands)
Net income, as reported (GAAP) $ 80,180 $ 75,838 $ 157,239 $ 149,296
Adjustment:

FDIC special assessment expense - 152 - 1,099
Income tax impact of adjustments
(1)
- (57) - (412)
Adjusted net income (Non-GAAP) $ 80,180 $ 75,933 $ 157,239 $ 149,983
(1)
See “Adjusted Net Income and Adjusted Non-Interest Expenses”

above for the individual tax impact related to the above adjustment,

which was based on the Puerto Rico statutory tax
rate of 37.5%.

RESULTS

OF OPERATIONS
Net Interest Income
Net interest

income is

the excess of

interest earned

by First

BanCorp. on

its interest-earning

assets over

the interest

incurred on its
interest-bearing

liabilities.

First

BanCorp.’s

net

interest

income

is

subject

to

interest

rate

risk

due

to

the

repricing

and

maturity
mismatch

of

the

Corporation’s

assets

and

liabilities.

In

addition,

variable

sources

of

interest

income,

such

as

loan

fees,

periodic
dividends, and

collection of

interest on

nonaccrual loans,

can fluctuate

from period

to period.

Net interest

income for

the quarter

and
six-month period

ended June

30, 2025

was $215.9

million and

$428.3 million,

respectively,

compared to

$199.6 million

and $396.1
million

for

the

comparable

periods

in

2024,

respectively.

On

a

tax-equivalent

basis

and

excluding

the

changes

in

the

fair

value

of
derivative instruments,

net interest

income for

the quarter

and six-month

period ended

June 30,

2025 was

$223.0 million

and $441.6
million, respectively,

compared to $204.5 million and $405.8 million for the comparable periods in 2024, respectively.
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

“Non-GAAP
Financial Measures and Reconciliations” above.
Part I
Average volume Interest income (1)

/ expense
Average rate (1)
Quarter ended June 30, 2025 2024 2025 2024 2025 2024
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 1,070,545 $ 667,564 $ 11,897 $ 9,060 4.46% 5.44%
Government obligations
(2)
1,839,445 2,619,778 7,519 8,947 1.64% 1.37%
MBS 3,289,215 3,359,598 17,979 14,339 2.19% 1.71%
FHLB stock 26,114 34,032 645 818 9.91% 9.64%
Other investments 20,525 17,637 174 244 3.40% 5.55%
Total investments
(3)
6,245,844 6,698,609 38,214 33,408 2.45% 2.00%
Residential mortgage loans 2,854,624 2,807,639 41,674 40,686 5.86% 5.81%
Construction loans 245,906 245,219 5,839 4,955 9.52% 8.10%
C&I and commercial mortgage loans 5,892,848 5,528,607 100,761 100,919 6.86% 7.32%
Finance leases 903,286 873,908 17,693 17,255 7.86% 7.92%
Consumer loans 2,846,145 2,817,443 81,156 79,888 11.44% 11.37%
Total loans
(4)(5)
12,742,809 12,272,816 247,123 243,703 7.78% 7.96%

Total interest-earning assets
$ 18,988,653 $ 18,971,425 $ 285,337 $ 277,111 6.03% 5.86%
Interest-bearing liabilities:
Time deposits $ 3,190,402 $ 3,002,159 $ 26,747 $ 26,588 3.36% 3.55%
Brokered CDs 487,787 676,421 5,491 8,590 4.52% 5.09%
Other interest-bearing deposits 7,662,793 7,528,378 26,400 28,493 1.38% 1.52%
Advances from the FHLB 320,000 500,000 3,518 5,610 4.41% 4.50%
Other borrowings 9,429 161,700 175 3,336 7.44% 8.27%
Total interest-bearing liabilities $ 11,670,411 $ 11,868,658 $ 62,331 $ 72,617 2.14% 2.45%
Net interest income on a tax-equivalent basis and excluding
valuations - non-GAAP $ 223,006 $ 204,494
Interest rate spread 3.89% 3.41%
Net interest margin 4.71% 4.32%

Part I
Average volume Interest income
(1)

/ expense
Average rate
(1)
Six-Month Period Ended June 30,
2025

2024

2025

2024

2025 2024
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 1,090,704 $ 600,655 $ 24,102 $ 16,314 4.46% 5.45%
Government obligations
(2)
1,905,022 2,651,974 14,489 18,000 1.53% 1.36%
MBS 3,299,035 3,405,445 35,476 29,577 2.17% 1.74%
FHLB stock 29,370 34,334 1,435 1,672 9.85% 9.77%
Other investments 20,253 17,094 421 310 4.19% 3.64%
Total investments
(3)
6,344,384 6,709,502 75,923 65,873 2.41% 1.97%
Residential mortgage loans 2,848,306 2,808,972 83,158 81,159 5.89% 5.79%
Construction loans 239,138 232,036 11,435 9,492 9.64% 8.20%
C&I and commercial mortgage loans 5,850,126 5,516,695 200,520 199,993 6.91% 7.27%
Finance leases 902,531 868,796 35,547 34,382 7.94% 7.94%
Consumer loans 2,847,858 2,813,829 162,054 159,528 11.48% 11.37%
Total loans
(4)(5)
12,687,959 12,240,328 492,714 484,554 7.83% 7.94%

Total interest-earning assets
$ 19,032,343 $ 18,949,830 $ 568,637 $ 550,427 6.03% 5.83%
Interest-bearing liabilities:
Time deposits $ 3,119,981 $ 2,947,257 $ 52,215 $ 50,998 3.37% 3.47%
Brokered CDs 485,792 713,091 10,952 18,270 4.55% 5.14%
Other interest-bearing deposits 7,678,261 7,531,361 53,968 57,428 1.42% 1.53%
Advances from the FHLB 393,923 500,000 8,708 11,220 4.46% 4.50%
Other borrowings 31,538 161,700 1,156 6,686 7.39% 8.29%
Total interest-bearing liabilities $ 11,709,495 $ 11,853,409 $ 126,999 $ 144,602 2.19% 2.45%
Net interest income on a tax-equivalent basis and excluding
valuations - non-GAAP $ 441,638 $ 405,825
Interest rate spread 3.84% 3.38%
Net interest margin 4.68% 4.29%
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
(4)
Average loan balances include

the average of nonaccrual loans.
(5)
Interest income on

loans includes $3.7

million and $3.1

million for the

quarters ended June

30, 2025 and

2024, respectively,

and $9.1 million

and $6.3 million

for the six-month

periods
ended June 30, 2025 and 2024,

respectively, of income from prepayment

penalties and late fees related to

the Corporation’s loan

portfolio. The results for the six-month period

ended June
30, 2025 include $0.7 million in

interest income related to prepayment

penalties associated with the payoff

of a $73.8 million commercial mortgage

loan, and higher income from late

fees
in the consumer loans and finance leases portfolios.

Part II Quarter Ended June 30, Six-Month Period Ended June 30,
2025 Compared to 2024 2025 Compared to 2024
Variance due to: Variance due to:
Volume Rate Total Volume Rate Total
(In thousands)
Interest income on interest-earning assets:
Money market and other short-term investments $ 5,017 $ (2,180) $ 2,837 $ 12,185 $ (4,397) $ 7,788
Government obligations (2,933) 1,505 (1,428) (5,401) 1,890 (3,511)
MBS (348) 3,988 3,640 (1,049) 6,948 5,899
FHLB stock (192) 19 (173) (243) 6 (237)
Other investments 32 (102) (70) 62 49 111
Total investments 1,576 3,230 4,806 5,554 4,496 10,050
Residential mortgage loans 684 304 988 1,145 854 1,999
Construction loans 14 870 884 298 1,645 1,943
C&I and commercial mortgage loans 6,456 (6,614) (158) 11,820 (11,293) 527
Finance leases 578 (140) 438 1,337 (172) 1,165
Consumer loans (710) 1,978 1,268 (844) 3,370 2,526
Total loans 7,022 (3,602) 3,420 13,756 (5,596) 8,160
Total interest income $ 8,598 $ (372) $ 8,226 $ 19,310 $ (1,100) $ 18,210
Interest expense on interest-bearing liabilities:
Time deposits $ 1,627 $ (1,468) $ 159 $ 2,954 $ (1,737) $ 1,217
Brokered CDs (2,202) (897) (3,099) (5,331) (1,987) (7,318)
Other interest-bearing deposits 970 (3,063) (2,093) 2,162 (5,622) (3,460)
Advances from the FHLB (1,981) (111) (2,092) (2,359) (153) (2,512)
Other borrowings (2,843) (318) (3,161) (4,867) (663) (5,530)
Total interest expense (4,429) (5,857) (10,286) (7,441) (10,162) (17,603)
Change in net interest income $ 13,027 $ 5,485 $ 18,512 $ 26,751 $ 9,062 $ 35,813
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
Quarter Ended Six-Month Period Ended
June 30, June 30,
2025 2024 2025 2024
(Dollars in thousands)
Interest income - GAAP $ 278,190 $ 272,245 $ 555,255 $ 540,750
Unrealized loss (gain) on derivative instruments 3 - 6 (2)
Interest income excluding valuations - non-GAAP 278,193 272,245 555,261 540,748
Tax-equivalent adjustment 7,144 4,866 13,376 9,679
Interest income on a tax-equivalent basis

and excluding valuations - non-GAAP
$ 285,337 $ 277,111 $ 568,637 $ 550,427
Interest expense - GAAP $ 62,331 $ 72,617 $ 126,999 $ 144,602
Net interest income - GAAP $ 215,859 $ 199,628 $ 428,256 $ 396,148
Net interest income excluding valuations - non-GAAP $ 215,862 $ 199,628 $ 428,262 $ 396,146
Net interest income on a tax-equivalent basis

and excluding valuations - non-GAAP
$ 223,006 $ 204,494 $ 441,638 $ 405,825
Average Balances

Loans and leases $ 12,742,809 $ 12,272,816 $ 12,687,959 $ 12,240,328
Total securities, other short-term investments and interest-bearing cash balances
6,245,844 6,698,609 6,344,384 6,709,502
Average interest-earning assets $ 18,988,653 $ 18,971,425 $ 19,032,343 $ 18,949,830
Average interest-bearing liabilities $ 11,670,411 $ 11,868,658 $ 11,709,495 $ 11,853,409
Average assets
(1)
$ 19,041,206 $ 18,884,431 $ 19,073,972 $ 18,871,365
Average non-interest-bearing deposits $ 5,402,655 $ 5,351,308 $ 5,414,181 $ 5,329,920
Average Yield/Rate
Average yield on interest-earning assets - GAAP 5.88% 5.76% 5.88% 5.72%
Average rate on interest-bearing liabilities - GAAP 2.14% 2.45% 2.19% 2.45%
Net interest spread - GAAP 3.74% 3.31% 3.69% 3.27%
Net interest margin - GAAP 4.56% 4.22% 4.54% 4.19%
Average yield on interest-earning assets excluding valuations

- non-GAAP
5.88% 5.76% 5.88% 5.72%
Average rate on interest-bearing liabilities 2.14% 2.45% 2.19% 2.45%
Net interest spread excluding valuations

- non-GAAP
3.74% 3.31% 3.69% 3.27%
Net interest margin excluding valuations - non-GAAP 4.56% 4.22% 4.54% 4.19%
Average yield on interest-earning assets on a tax-equivalent basis and excluding
valuations - non-GAAP 6.03% 5.86% 6.03% 5.83%
Average rate on interest-bearing liabilities 2.14% 2.45% 2.19% 2.45%
Net interest spread on a tax-equivalent basis

and excluding valuations - non-GAAP
3.89% 3.41% 3.84% 3.38%
Net interest margin on a tax-equivalent basis and excluding

valuations - non-GAAP
4.71% 4.32% 4.68% 4.29%
(1) Includes, among other things, the ACL on loans and finance leases and debt securities, as well as unrealized gains and losses on available-for-sale debt securities.

Net interest income

amounted to $215.9

million for the

quarter ended June

30, 2025, an

increase of $16.3

million, when

compared
to $199.6 million for the same period in 2024. The $16.3 million increase in net interest income consisted of:
●
A $10.3 million decrease in interest expense on interest-bearing liabilities consisting of:
●
A $5.3 million decrease

in interest expense on borrowings,

driven by a $152.3 million

decrease in the average balance of
junior

subordinated

debentures

due

to

redemptions

during

the

second

half

of

2024

and

first

half

of

2025,

and

$180.0
million in FHLB advances that matured and were repaid in March 2025.
●
A $5.0 million decrease in interest expense on interest-bearing deposits, consisting of:
-
A

$3.1

million

decrease

in

interest

expense

on

brokered

CDs,

due

to

a

$2.2

million

decrease

associated

with

a
$188.6 million decrease in

the average balance,

and a $0.9 million decrease

mainly associated with new

issuances at
lower interest rates than maturing brokered CDs.
-
A $2.1

million decrease

in interest

expense on

interest-bearing checking

and saving

accounts, due

to a $3.1

million
decrease driven by

the effect of

lower interest rates

when compared

to the same period

in 2024, partially

offset by

a
$1.0 million

increase associated

with a $134.4

million increase in

the average balance.

The average

cost of interest-
bearing checking

and saving

accounts in

the second

quarter of

2025 decreased

14 bps

to 1.38%

when compared

to
the same

period

in 2024,

mostly driven

by government

deposits in

the

Puerto

Rico region.

Excluding

government
deposits, the average cost

of interest-bearing checking and savings

accounts for the quarter ended

June 30, 2025 was
0.72%, compared to 0.75% for the same period in 2024.
Partially offset by:
-
A

$0.2

million

increase

in

interest

expense

on

time

deposits,

excluding

brokered

CDs,

driven

by

a

$1.6

million
increase associated with

a $188.2 million increase

in the average balance,

which was almost offset

by a $1.4 million
decrease related

to lower rates

paid on new

issuances and renewals.

The average cost

of time deposits

in the second
quarter of

2025, excluding

brokered CDs,

decreased 19

bps to

3.36% when

compared to

the same

period in

2024.
Excluding

government

deposits,

the

average

cost

of

time

deposits

for

the

second

quarter

of

2025

was

3.37%,
compared to 3.47% for the same period in 2024.
●
A $3.3 million

net increase in

investment securities and

interest-bearing cash balances,

mainly due to

a $2.8 million

increase
in interest income from interest-bearing

cash balances, driven by a $403.0 million

net increase in the average balances,

which
consisted primarily

of deposits

maintained

at the

FED, which

more than

compensated for

the reduction

in the

federal funds
rate.
● A $2.7 million increase in interest income on loans, driven by:
-
A $1.7

million

increase

in interest

income

on consumer

loans and

finance

leases, due

to higher

yields,

and higher
income from late fees, mainly in the auto loans portfolio.
-
A

$1.0

million

increase

in

interest

income

on

residential

mortgage

loans,

mostly

associated

with

a

$47.0

million
increase in the average balance.

Net interest

income amounted

to $428.3

million for

the six-month

period ended

June 30,

2025, an

increase of

$32.2 million

when
compared to $396.1 million for same period in 2024. The $32.2 million increase in net interest income was primarily due to:
●
A $17.6 million decrease in interest expense on interest-bearing liabilities, consisting of:
●
A $9.6 million decrease in interest expense on interest-bearing deposits, consisting of:
-
A $7.3 million decrease in interest

expense on brokered CDs due to

a $5.3

million decrease associated with a $227.3
million decrease

in the

average balance,

and a $2.0

million decrease

mainly associated

with new

issuances at lower
interest rates than maturing brokered CDs.
-
A $3.5

million decrease

in interest

expense on

interest-bearing checking

and saving

accounts, due

to a $5.7

million
decrease

mainly

related

to

the

overall

lower

interest

rate

environment,

partially

offset

by

a

$2.2

million

increase
associated with

a $146.9

million increase

in the

average balance.

The average

cost of interest-bearing

checking and
saving accounts

decreased by

11 bps

to 1.42%

for the

first six

months of

2025 as

compared to

1.53% for

the same
period

in 2024,

mostly

driven by

government

deposits

in

the Puerto

Rico

region.

Excluding

government

deposits,
the

average

cost

of

interest-bearing

checking

and

savings

accounts

for

the

first

six

months

of

2025

was

0.74%,
compared to 0.75% for the same period in 2024.
Partially offset by:
-
A

$1.2

million

increase

in

interest

expense

on

time

deposits,

excluding

brokered

CDs,

driven

by

a

$2.9

million
increase associated with

a $172.7 million

increase in the

average balance, partially

offset by a

$1.7 million decrease
related to lower

rates paid on new

issuances and renewals.

The average cost

of time deposits for

the first six months
of 2025,

excluding brokered

CDs, decreased

10

bps to

3.37% as

compared

to 3.47%

for the

same period

in 2024,
mostly driven by government time deposits in the Puerto Rico region.
●
An

$8.0

million

decrease

in

interest

expense

on

borrowings,
driven

by

the

aforementioned

redemption

of

junior
subordinated debentures during the second half of

2024 and first half of 2025, and $180.0 million in FHLB advances that
matured and were repaid in March 2025.
●
A $7.7

million net

increase in investment

securities and

interest-bearing cash

balances mainly

due to a

$7.8 million

increase
in interest income from interest-bearing

cash balances, driven by a $490.0 million

net increase in the average balances,

which
consisted

primarily

of

cash

balances

deposited

at

the

FED,

which

more

than

compensated

for

the

reduction

in

the

federal
funds rate.
● A $6.9 million increase in interest income on loans, consisting of:
-
A $3.7

million

increase

in interest

income

on consumer

loans and

finance

leases, mainly

due

to higher

yields and
higher income from late fees, mainly in the auto loans portfolio.
- A
$2.0

million

increase

in

interest

income

on

residential

mortgage

loans,

mostly

associated

with

a

$39.3

million
increase in the average balance.
-
A

$1.2

million

increase

in

interest

income

on

commercial

and

construction

loans,

driven

by

an

$11.6

million
increase

associated

with

a

$340.5

million

increase

in

the

average

balance,

partially

offset

by

a

$10.4

million

net
decrease

due

to

the

effect

of

lower

interest

rates

on

the

downward

repricing

of

variable-rate

loans,

which

was
compensated

in

part

by

$1.2

million

in

interest

income

recognized

during

the

first

half of

2025

as

a

result

of

the
payoff

of $73.8

million

commercial mortgage

loan, of

which $0.7

million

related to

prepayment

penalties and

the
remainder to the acceleration of unamortized net deferred fees.
As of June 30, 2025, the

interest rate on approximately 52% of

the Corporation’s

commercial and construction loans was
tied to

variable rates,

with 33%

based upon

SOFR of

3 months

or less,

11%

based upon

the Prime

rate index,

and 8%
based on other indexes.

For the six-month period

ended June 30, 2025, the

average one-month SOFR decreased

101 bps,
the

average

three-month

SOFR

decreased

104

bps,

and

the

average

Prime

rate

decreased

100

bps,

compared

to

the
average rates for such indexes for the six-month period ended June 30, 2024.

Net interest margin

for the second

quarter of 2025

increased

34 bps to
4.56%, compared to

4.22% for the

same period in

2024, and
by 35

bps to

4.54% for

the first

six months

of 2025,

compared to

4.19% for

the same

period in

2024. The

increase in

the net

interest
margin

mostly reflects

a decrease

in the

cost of

funds and

a change

in asset

mix associated

with the

deployment of

cash flows

from
lower-yielding

investment

securities

to

higher-yielding

interest-earning

assets.

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
Provision for credit losses for

loans and finance leases
The

provision for

credit losses

for

loans and

finance leases

was $20.4

million for

the second

quarter of

2025, compared

to $11.9
million for the second quarter of 2024. The variances by major portfolio category were as follows:
●
Provision for credit losses for the

residential mortgage loan portfolio was

an expense of $0.8 million for

the second quarter of
2025, compared

to a net

benefit of

$10.6 million

for the

second quarter

of 2024.

The net

benefit recorded

during the

second
quarter

of

2024

was

driven

by

updated

historical

loss

experience

used

for

determining

the

ACL

estimate

resulting

in

a
downward revision of estimated loss severities and lower required reserve levels.

●
Provision for credit

losses for the

commercial and construction

loan portfolios was

an expense of

$1.8 million for

the second
quarter of

2025, compared

to a

net benefit

of $4.2

million for

the second

quarter of

2024. The

expense recorded

during the
second quarter of

2025 was mainly

due to C&I

loan growth. The

net benefit recorded

during the second

quarter of 2024

was
driven by

an improvement

on the

economic outlook

of certain

macroeconomic variables,

particularly in

variables associated
with

commercial

real

estate

property

performance,

and

$1.2

million

in

recoveries

of

two

commercial

loans

in

the

Florida
region.
●
Provision for credit

losses for the

consumer loan and

finance lease portfolios

was an expense

of $17.8 million

for the second
quarter of 2025,

compared to an

expense of $26.7

million for the

second quarter

of 2024. The

decrease in

provision expense
was

driven

by

improvements

in

macroeconomic

variables,

mainly

in

the

projection

of

the

unemployment

rate;

lower

net
charge-offs;

reductions

in

the

unsecured

loan

portfolio

volumes;

and

the

provision

recorded

during

the

second

quarter

of
2024

due

to

updates

in

the historical

loss experience

used for

determining

the

ACL estimate,

which

resulted

in

an upward
revision of estimated loss severities and higher required reserve levels in the auto loans and finance leases portfolios.
The provision

for credit

losses for

loans and

finance leases

was $45.2

million for

the first

half of

2025, compared

to $24.8

million
for the same period in 2024. The variances by major portfolio category were as follows:
●
Provision

for

credit losses

for

the commercial

and

construction

loan

portfolios

was an

expense

of $6.4

million

for

the first
half of 2025,

compared to a

net benefit $6.7

million for the same

period in 2024.

The increase in provision

expense recorded
during

the

first six

months

of

2025

was mainly

due

to

updated

financial

information

of certain

commercial

borrowers

and
C&I loan

growth. The

net benefit

recorded during

the first

six months

of 2024
includes a

$5.0 million

recovery associated
with a C&I loan in the Puerto Rico region and the aforementioned

$1.2 million in recoveries in the Florida region.
●
Provision for credit losses for the residential mortgage

loan portfolio was an expense of $1.8 million for

the first half of 2025,
compared to a

net benefit of

$11.1 million

for the same

period in 2024.

The net benefit recorded

during the first

half of 2024
was driven by the aforementioned downward revision of estimated loss severities

.
●
Provision for credit losses

for the consumer loan

and finance lease portfolios

was an expense of $37.0

million for the first six
months

of 2025,

compared

to an

expense

of $42.6

million for

the same

period

in 2024.

The decrease

in provision

expense
was mainly

due to reductions

in the

unsecured loan

portfolio volumes,

the aforementioned

improvements in

macroeconomic
variables,
lower charge-offs,

and the aforementioned

provision recorded

during the second

quarter of 2024

due to updates

in
the historical

loss experience,

partially offset

by a

$7.1 million

decrease in

recoveries associated

with the

bulk sales

of fully
charged-off loans that took place in the

first quarter of each year.

Provision for credit losses for

unfunded loan commitments and debt securities
The

provision

for

credit losses

for

unfunded

commercial

and

construction

loan

commitments and

standby

letters of

credit for

the
second quarter

and first half

of 2025 was

an expense of

$0.3 million and

$0.2 million,

respectively,

compared to

a net benefit

of $0.4
million and $0.1 million, respectively,

for the same periods in 2024.

The provision

for credit

losses for

held-to-maturity and

available-for-sale debt

securities was

a net

benefit of

$81 thousand

for the
second quarter of 2025, compared to an expense of $92 thousand for the same period in 2024.

The provision for

credit losses for held-to-maturity

and available-for-sale debt

securities for the

first half of 2025

was a net benefit
of $45 thousand, compared to a net benefit of $0.9 million for the same period in 2024. The net benefit recorded during the first half of
2024 was mostly driven by improvements in the underlying updated financial information of a Puerto Rico municipal bond issuer.

Non-Interest Income
Non-interest

income amounted

to $30.9

million for

the second

quarter of

2025, compared

to $32.0

million for

the same

period in
2024.

The $1.1 million decrease in non-interest income was driven by lower realized gains from purchased income tax credits reported
as part of other non-interest income.
Non-interest

income for

the six-month

period ended

June 30,

2025 amounted

to $66.7

million, compared

to $66.0

million for

the
same

period

in

2024.

The

$0.7

million

increase

in

non-interest

income

was

primarily

due

to

a

$0.5

million

increase

in

card

and
processing income due to higher transactional volumes.
Non-Interest Expenses
Non-interest

expenses for

the quarter

ended June

30, 2025

amounted

to $123.3

million, compared

to $118.7

million for

the same
period in

2024. The

efficiency ratio

for the

second quarter of

2025 was

49.97%, compared

to 51.23% for

the second

quarter of

2024.
Non-interest expenses for

the second quarter of

2024 include the $0.2

million additional FDIC special

assessment expense. See

“Non-
GAAP Financial Measures

and Reconciliations”

above for additional

information. On

a non-GAAP basis,

excluding the

effect of

this
Special Item, adjusted non-interest expenses increased by $4.8 million primarily due to:
●
A

$3.0

million

decrease

in

net

gains

on

OREO

operations,

driven

by

a

$2.3

million

realized

gain

on

the

sale

of

a
commercial real

estate OREO

property in

the Puerto

Rico region

during the

second quarter

of 2024

and a

decrease in

net
realized gains on sales of residential OREO properties in the Puerto Rico region.
●
A $2.6 million increase in employees’ compensation

and benefits expenses, primarily driven by an increase

of $1.1 million
in salary

expense mainly

due to

annual salary

merit increases

that became

effective

in the

third quarter

of 2024

and $0.9
million in bonus incentives.
Partially offset by:
●
A $0.9 million

decrease in business

promotion expenses,

primarily due to

the rescheduling of

certain marketing initiatives
to the second half of 2025.
●
A $0.8

million

decrease

in professional

service

fees,

mainly

due

to

a $0.8

million

decrease

in

consulting

fees

driven by
higher information

technology infrastructure

enhancements during

the second quarter

of 2024

and a $0.5

million decrease
in collections, appraisals and other credit-related fees, partially offset by a $0.6

million increase in outsourcing fees.
Non-interest

expenses for

the six-month

period ended

June 30,

2025 amounted

to $246.4

million, compared

to $239.6

million for
the same period in

2024. The efficiency ratio

for the first six months

of 2025 was 49.78%, compared

to 51.84% for the same period

in
2024. Non-interest expenses

for the six-month

period ended June

30, 2024 include the

$1.1 million FDIC special

assessment expense.
See

“Non-GAAP

Financial

Measures

and

Reconciliations”

above

for

additional

information.

On

a

non-GAAP

basis,

excluding

the
effect of this Special Item, adjusted non-interest expenses

increased by $7.9 million primarily due to:
●
A

$5.2

million

increase

in

employees’

compensation

and

benefits

expenses,

driven

by

a

$3.0

million

increase

in

bonus
incentives,

which

includes

a

$1.0

million

increase

in

stock-based

compensation

expense,

of

which

$0.4

million

was
associated

with

retirement-eligible

employees;

and

a

$1.2

million

increase

in

salary

expense

mainly

due

to

the
aforementioned annual salary merit increases.
●
A $3.3 million

decrease in

net gains on

OREO operations,

driven by

the aforementioned

$2.3 million

realized gain on

the
sale

of

a

commercial

real

estate

OREO

property

in

the

Puerto

Rico

region

during

the

second

quarter

of

2024

and

a
decrease in net realized gains on sales of residential OREO properties in the Puerto Rico region.
●
A

$1.7

million

increase

in

occupancy

and

equipment

expenses,

primarily

reflecting

increases

in

software

maintenance
charges.
Partially offset by:
●
A $2.0

million

decrease

in professional

service

fees,

mainly

due

to

a $1.9

million

decrease

in

consulting

fees

driven by
higher information technology infrastructure

enhancements during the first six

months of 2024 and a $1.3

million decrease
in collections, appraisals and other credit-related fees, partially offset by a $1.1 million increase in outsourcing fees.

Income Taxes
For the

quarter and

six-month period

ended June

30, 2025,

the Corporation

recorded an

income tax

expense of

$22.7 million

and
$45.9 million, respectively,

compared to an

income tax expense of

$25.5 million and

$49.5 million, respectively,

for the same period

s
in 2024. The

decrease in income

tax expense for

the second quarter

and six-month period

ended June 30,

2025 was driven

by a lower
estimated annual

effective tax rate

due to a

higher proportion of

exempt to taxable

income and a

$0.5 million tax

contingency accrual
release during the second quarter of 2025 in connection with the expiration of the statute of limitation on some uncertain tax positions.
The

Corporation’s

estimated

annual

effective

tax

rate,

excluding

entities

with

pre-tax

losses

from

which

a

tax

benefit

cannot

be
recognized and

discrete items, was

22.8%

for the first

six months

of 2025,

compared to 24.1%

for the same

period in 2024.

See Note
14 – “Income Taxes

”

to the unaudited consolidated financial statements herein for additional information.

As of June

30, 2025, the Corporation

had a net deferred

tax asset of $134.8

million, net of a

valuation allowance of

$103.3 million,
compared to

a net deferred

tax asset of

$136.4 million,

net of a

valuation allowance of

$119.1 million,

as of December

31, 2024. The
decrease in

the net

deferred tax

asset was mainly

related to

the usage

of alternative

minimum tax

credits. Meanwhile,

the decrease

in
the valuation allowance

was primarily related to

changes in the market

value of available-for-sale

debt securities, which resulted

in an
equal change

in the net

deferred tax asset

without impacting

earnings as they

are fully

reserved as the

Corporation does

not expect

to
realize such benefits.

On July 17, 2025, the

Government of Puerto Rico enacted

Act 65-2025. See Note 14

– “Income Taxes”

for additional details on the
potential impact to the Corporation.
Assets

The

Corporation’s

total

assets

were

$18.9

billion

as

of

June

30,

2025,

a

decrease

of

$395.4

million

from

December

31,

2024,
primarily related

to a

decrease in

cash and

cash equivalents

resulting from

the decrease

in total

deposits, the

repayment of

long-term
borrowings, and capital deployment

actions, partially offset

by the increase in the

fair value of available-for-sale

debt securities due to
changes in market interest rates.

Loans Receivable, including Loans Held for Sale
As of June 30, 2025,

the Corporation’s

total loan portfolio before

the ACL amounted to $12.9

billion, an increase of

$118.0 million
compared

to

December

31,

2024,

of

which

$103.4

million

was

in

commercial

and

construction

loans.

In

the

Florida

region,
commercial and construction loans increased

by $135.9 million mainly due to the

origination of nine commercial

loans, each in excess
of

$10

million,

totaling

$143.4

million,

of

which

$70.3

million

were

purchases

of

loan

participations.

In

the

Virgin

Islands

region,
commercial

and

construction loans

increased

by $45.6

million, in

part

due

to a

$27.7 million

disbursement

of a

government

line of
credit. Meanwhile, in

the Puerto Rico region,

commercial and construction

loans decreased by

$78.1 million driven

by the payoff of

a
$73.8 million

commercial mortgage

loan in the

hospitality industry

and a $53.2

million reduction

in the balance

of floor plan

lines of
credit,

partially offset by the origination of a $50.0 million C&I term loan.
As of

June

30,

2025,

the

Corporation’s

loans

held-for-investment

portfolio

was comprised

of

commercial

and

construction

loans
(48%),

consumer

loans

and

finance

leases

(30%),

and

residential

real

estate

loans

(22%).

Of

the

total

gross

loan

portfolio

held

for
investment of $12.9 billion as of June 30, 2025, the Corporation had credit risk concentration of approximately 77% in the Puerto Rico region, 19% in the United States region (mainly in the

state of Florida), and 4% in the Virgin

Islands region, as shown in the following
table:
As of June 30, 2025 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,190,283 $ 153,611 $ 515,264 $ 2,859,158
Construction loans 191,610 12,875 40,865 245,350
Commercial mortgage loans 1,700,173 74,058 728,244 2,502,475
C&I loans 2,204,658 162,342 1,149,008 3,516,008

Total commercial loans
4,096,441 249,275 1,918,117 6,263,833
Consumer loans and finance leases 3,673,788 67,354 5,869 3,747,011

Total loans held for investment,

gross
$ 9,960,512 $ 470,240 $ 2,439,250 $ 12,870,002
Loans held for sale 9,857 - - 9,857

Total loans, gross
$ 9,970,369 $ 470,240 $ 2,439,250 $ 12,879,859
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
As of June 30, 2025, the

Corporation’s total

commercial mortgage loan exposure amounted

to $2.5 billion, or 19% of

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

21% in the hotel industry,

and 7% in office real estate. Of the
Corporation’s

total commercial

mortgage loan

exposure of

$2.5 billion,

$336.1 million

matures within

the next

12 months

and has

a
weighted-average interest

rate of

approximately 5.98%.

Commercial mortgage

loan exposure

in the

office real

estate industry,

which
matures within the next 12 months, amounted to $108.7 million and has a weighted-average interest rate of approximately 5.70%.
As of

June 30,

2025 and

December 31,

2024, the

Corporation’s

total exposure

to shared

national credit

(“SNC”) loans

(including
unused commitments)

amounted to

$1.2 billion

and $1.3

billion, respectively.

As of

June 30,

2025, approximately

$350.7 million

of
the

SNC

exposure

is

related

to

the

portfolio

in

the

Puerto

Rico

region

and

$893.6

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
Quarter Ended June 30, Six-Month Period Ended June 30,
2025 2024 2025 2024
(In thousands)
Puerto Rico:

Residential mortgage
$ 98,166 $ 92,624 $ 199,586 $ 160,267

Construction
25,284 38,459 51,998 74,110

Commercial mortgage
96,640 83,852 100,924 101,754

C&I
481,886 337,347 846,074 742,566

Consumer
383,223 404,645 752,659 798,551

Total loan production
$ 1,085,199 $ 956,927 $ 1,951,241 $ 1,877,248
Virgin Islands:

Residential mortgage
$ 2,810 $ 696 $ 3,533 $ 2,122

Construction
2,297 162 10,098 162

Commercial mortgage
742 298 9,192 423

C&I
33,921 12,351 58,386 23,460

Consumer
6,320 8,897 14,078 16,793

Total loan production
$ 46,090 $ 22,404 $ 95,287 $ 42,960
Florida:

Residential mortgage
$ 25,783 $ 28,884 $ 37,470 $ 47,985

Construction
7,692 9,609 22,483 20,655

Commercial mortgage
31,168 20,304 78,789 77,933

C&I
216,657 219,086 403,570 391,253

Consumer
1,335 2,970 1,668 3,427

Total loan production
$ 282,635 $ 280,853 $ 543,980 $ 541,253
Total:

Residential mortgage
$ 126,759 $ 122,204 $ 240,589 $ 210,374

Construction
35,273 48,230 84,579 94,927

Commercial mortgage
128,550 104,454 188,905 180,110

C&I
732,464 568,784 1,308,030 1,157,279

Consumer
390,878 416,512 768,405 818,771

Total loan production
$ 1,413,924 $ 1,260,184 $ 2,590,508 $ 2,461,461

Commercial and

construction loan

originations (excluding

government loans)

for the

quarter and

six-month period

ended June

30,
2025

amounted

to

$859.6

million

and

$1.5

billion,

respectively,

compared

to

$705.9

million

and

$1.4

billion,

respectively,

for

the
same periods

in 2024.

The increase

for the

quarter and

six-month period

ended June

30, 2025

was mainly

in the

Puerto Rico

region.
The growth in

the Puerto Rico region

for the first six

months
of 2025 includes

the effect of

the origination of

three C&I relationships,
each in excess of $25 million, with

an aggregate balance of $108.5 million

and higher utilization of C&I lines of

credit, partially offset
by an $81.9 million decrease in the floor plan portfolio.
Government

loan

originations

for

the

quarter

and

six-month

period

ended

June

30,

2025

amounted

to

$36.7

million

and

$65.6
million, respectively,

compared to $15.6

million and $51.4

million, respectively,

for the comparable

periods in 2024.

The increase for
the first six

months of 2025

was mainly related

to the higher

utilization of a

line of credit

in the Virgin

Islands region, partially

offset
by a decrease

related to the

origination of

a $13.6 million

loan to a

municipality in

the Puerto

Rico region

during the

first six months
of 2024.
Originations of auto

loans (including finance

leases) for the quarter

and six-month period

ended June 30,

2025 amounted to

$229.3
million and

$457.0 million,

respectively,

compared to

$233.9 million

and $462.0

million, respectively,

for the

comparable periods

in
2024. Other

consumer loan

originations,

other than

credit cards,

for the

quarter and

six-month period

ended June

30, 2025

amounted
to

$53.5

million

and

$101.1

million,

respectively,

compared

to

$64.6

million

and

$124.5

million,

respectively,

for

the

comparable
periods in

2024. Most of

the decreases

in auto

loan originations

and other

consumer loan

originations for

the second quarter

and first
six

months
of

2025,

as

compared

with

the

same

periods

in

2024,

were

in

the

Puerto

Rico

region.

The

utilization

activity

on

the
outstanding

credit card

portfolio

for

the quarter

and

six-month

period

ended June

30, 2025

amounted

to

$108.0

million

and

$210.2
million, respectively,

compared to $118.0 million and $232.3 million, respectively,

for the comparable periods in 2024.

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

June

30,

2025
amounted to $4.5 billion,

a $68.5 million decrease

from December 31, 2024.

The decrease was driven

by $375.4 million in

maturities,
mainly U.S.

agencies debentures

and U.S. Treasury

securities;

and $225.4

million in principal

repayments of

U.S. agencies MBS

and
debentures;

partially

offset

by

approximately

$409.4

million

in

purchases,

of

which

$212.6

million

were

U.S.

agencies

MBS,
including $195.5 million

of residential MBS, and

$196.8 million were U.S.

Treasury securities; and

the $125.3 million

increase in fair
value attributable

to changes in

market interest

rates. As of

June 30,

2025, the Corporation

had a net

unrealized loss

on available-for-
sale

debt

securities

of

$434.3

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

2025,

cash inflows

of approximately

$1.8

billion are

expected to

be received

during

the next

twelve months

from
maturities and

expected prepayments of

the available-for-sale

debt securities portfolio

which has an

average yield of

1.70%, of which
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

$214.4

million

(fair

value

of

$204.1
million) as of

June 30, 2025, compared

to $225.3 million

as of December 31,

2024. The decrease in

GSEs’ MBS was driven

by $11.0
million

in principal

repayments. Held-to-maturity

debt

securities also

include

$92.8 million

as of

June 30,

2025,

compared to

$92.4
million

as

of

December

31,

2024,

of

financing

arrangements

with

Puerto

Rico

municipalities

issued

in

bond

form,

which

the
Corporation

accounts

for

as

securities,

but

which

were

underwritten

as

loans

with

features

that

are

typically

found

in

commercial
loans. As

of June

30, 2025,

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

June

30,

2025

and

December

31,

2024

by

contractual

maturity

(excluding

MBS)

and
weighted-average yield, are shown below:
June 30, 2025 December 31, 2024
Weighted-
Average Yield

%
Carrying
Amount
Weighted-
Average Yield

%
Carrying
Amount
(Dollars in thousands)
Available-for-sale

debt securities, at fair value
U.S government and agencies obligations:
Due within one year 1.29 $ 1,231,281 0.79 $ 1,127,041
Due after one year through five years 1.01 517,357 0.96 764,679
Due after ten years 4.68 7,003 4.73 7,800
1.22 1,755,641
(1)
0.87 1,899,520
Puerto Rico government obligation:
Due after ten years - 1,576 - 1,620
MBS:
Residential

1.95 2,539,728 1.79 2,481,253
Commercial 2.38 199,358 2.12 181,909
Total MBS 1.99 2,739,086 1.82 2,663,162
Other:

Due within one year
2.35 500 2.32 1,000
Total available-for-sale

debt securities, at fair value
1.70 4,496,803 1.45 4,565,302
Held-to-maturity debt securities, at amortized cost
Puerto Rico municipal bonds:

Due within one year
4.86 2,380 5.07 2,214

Due after one year through five years
7.18 62,962 7.33 61,289

Due after five years through ten years
5.06 11,741 5.79 13,184

Due after ten years
7.78 15,755 8.07 15,755
6.96 92,838 7.18 92,442
ACL on held-to-maturity debt securities - (765) - (802)
MBS:
Residential 3.87 121,074 3.86 129,319
Commercial 2.06 93,374 3.88 96,025
Total MBS 3.08 214,448 3.87 225,344

Total held-to-maturity

debt securities, at amortized cost
4.25 306,521 4.83 316,984
Total debt securities
1.85 $ 4,803,324 1.65 $ 4,882,286
(1)
Includes approximately $989.9 million in callable

debt securities with an average yield of 0.78%,

of which approximately 65% were purchased

at a discount and 2% at a premium. See “Risk
Management” below

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

Operating

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

to $736.7

million as

of June

30, 2025,

compared to

$1.2 billion

as of

December 31,

2024. When

adding

$1.6
billion

of

free

high-quality

liquid

securities

that

could

be

liquidated

or

pledged

within

one

day

(which

includes

assets

such

as U.S.
government

and GSEs

obligations),

the total

core

liquidity amounted

to $2.3

billion

as of

June 30,

2025,

or 12.17%

of

total assets,
compared to $2.4 billion, or 12.54%

of total assets as of December 31, 2024.

In addition

to the aforementioned

$2.3 billion in

cash and free

high quality

liquid assets, the

Corporation had $1.0

billion available
for credit

with the

FHLB based

on the value

of loan

collateral pledged

with the

FHLB. As

such, the

basic liquidity

ratio (which

adds
such available secured

lines of credit to

the core liquidity) was

approximately 17.58%

of total assets as of

June 30, 2025, compared

to
17.27% of total assets as of December 31, 2024.

Further,

the

Corporation

also

maintains

borrowing

capacity

at

the

FED

Discount

Window

and

had

approximately

$2.7

billion
available

for

funding

under

the

FED’s

Borrower-in-Custody

(“BIC”)

Program

as

of

June

30,

2025,

compared

to

$2.6

billion

as

of
December 31,

2024 as

an additional

source of

liquidity.

Total

loans pledged

to the

FED BIC

Program amounted

to $3.4

billion as

of
each of June 30, 2025 and

December 31, 2024. The Corporation

does not rely on uncommitted inter-bank

lines of credit (federal funds
lines) to

fund its

operations. In

the aggregate,

as of June

30, 2025,

the Corporation

had $6.0

billion available

to meet

liquidity needs,
or

133%

of

estimated

uninsured

deposits,

excluding

fully

collateralized

government

deposits,

compared

to

$5.9

billion

or

124%,
respectively, as of

December 31, 2024.

Liquidity

at

the Bank

level

is highly

dependent

on

bank deposits,

which

fund

87.9%

of the

Bank’s

assets (or

85.1%

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
As

a

provider

of

financial

services,

the

Corporation

routinely

enters

into

commitments

with

off-balance

sheet

risk

to

meet

the
financial

needs

of

its

customers.

These

financial

instruments

may

include

loan

commitments

and

standby

letters

of

credit.

These
commitments

are

subject

to

the

same

credit

policies

and

approval

processes

used

for

on-balance

sheet

instruments.

These
instruments involve, to varying degrees,

elements of credit and interest rate risk

in excess of the amount recognized in the

statements
of financial condition. As of June 30, 2025,

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
June 30, 2025 December 31, 2024
(In thousands)
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit:

Construction undisbursed funds
$ 235,263 $ 283,302

Unused credit card lines
778,494 787,849

Unused personal lines of credit

36,636 37,140

Commercial lines of credit
1,150,257 1,053,938

Letters of credit:

Commercial letters of credit
40,045 41,738

Standby letters of credit
21,389 24,635
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

approximately $4.2

billion as

of June

30,
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

While

liquidity

is

an

ongoing

challenge

for

all

financial

institutions,

management

believes

that

the

Corporation’s

available
borrowing capacity and

efforts to grow

core deposits will be

adequate to provide

the necessary funding

for the Corporation’s

business
plans in the next 12 months and beyond.
Retail

and

commercial

core

deposits

–
The

Corporation’s

deposit

products

include

regular

saving

accounts,

demand

deposit
accounts,

money

market

accounts,

and

retail

CDs.

As

of

June

30,

2025

and

December

31,

2024,

the

Corporation’s

core

deposits,
which

exclude

government

deposits

and

brokered

CDs,

totaled

$12.7

billion

and

$12.9

billion,

respectively.

The

$211.9

million
decrease in

such deposits

consisted of

decreases of

$147.0 million

in the

Puerto Rico

region and

$95.4 million

in the

Florida region,
partially

offset

by

a

$30.5

million

increase

in

the

Virgin

Islands

region.

This

decrease

includes

a

$204.0

million

decrease

in

non-
interest-bearing deposits,

partially offset by a $183.3 million increase in time deposits.

Government

deposits

(fully

collateralized)

–

As

of

June

30,

2025,

the

Corporation

had

$2.9

billion

of

Puerto

Rico

public

sector
deposits

($2.7

billion

in

transactional

accounts

and

$159.7

million

in

time

deposits),

compared

to

$3.1

billion

as

of

December

31,
2024.

Government

deposits

are

insured

by

the

FDIC

up

to

the

applicable

limits

and

the

uninsured

portions

are

fully

collateralized.
Approximately 21% of

the public sector deposits

as of June 30,

2025 were from municipalities

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

June

30,

2025

and

December

31,

2024,

respectively,

and

an

estimated

market

value

of

$3.1

billion

and

$3.3
billion

as

of

June

30,

2025

and

December

31,

2024,

respectively.

In

addition

to

securities

and

loans,

as

of

June

30,

2025

and
December 31,

2024, the

Corporation used

$225.0 million

and $175.0

million, respectively,

in letters

of credit

issued by

the FHLB

as
pledges for a portion of public deposits in the Virgin

Islands.
Estimate of Uninsured

Deposits –
As of June 30, 2025 and December 31,

2024, the estimated amounts of uninsured deposits

totaled
$7.6

billion

and

$8.1

billion,

respectively,

generally

representing

the

portion

of

deposits

that

exceed

the

FDIC

insurance

limit

of
$250,000 and

amounts in any

other uninsured

deposit account. As

of June 30,

2025 and December

31, 2024, the

uninsured portion

of
fully

collateralized

government

deposits

amounted

to

$3.1

billion

and

$3.3

billion,

respectively.

Excluding

fully

collateralized
government deposits,

the estimated amounts of uninsured deposits

amounted to $4.5 billion, which

represents

28.10% of total deposits
(excluding brokered CDs), as of June 30, 2025, compared to $4.8 billion, or 29.36%, as of December 31, 2024.

The

amount of

uninsured

deposits

is calculated

based on

the

same

methodologies

and assumptions

used for

our bank

regulatory
reporting requirements adjusted for cash held by wholly-owned subsidiaries at the Bank.

The following table presents by contractual maturities the amount of U.S. time deposits in excess of FDIC insurance limits (over
$250,000) and other time deposits that are otherwise uninsured as of June 30, 2025:
(In thousands)
3 months or
less
3 months to
6 months
6 months to
1 year Over 1 year Total
U.S. time deposits in excess of FDIC insurance limits
$ 465,093 $ 152,440 $ 383,689 $ 135,388 $ 1,136,610
Other uninsured time deposits
$ 16,980 $ 16,521 $ 17,678 $ 3,608 $ 54,787
Brokered

CDs

–

Total

brokered

CDs

increased

by

$48.4

million

to

$526.5

million

as

of

June

30,

2025,

primarily

in

the

Florida
region.

The increase

reflects $132.2

million of

new issuances

with original

average maturities

of approximately

1 year

and an

all-in
cost of

4.34%, partially

offset by

maturing brokered

CDs amounting

to $83.8

million with

an all-in

cost of

5.08% that

were paid

off
during the first half of 2025.

The average remaining term to maturity of the brokered CDs outstanding as of June 30, 2025 was approximately 1.2 years.

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

The following

table presents the

remaining contractual

maturities and

weighted-average interest

rates of brokered

CDs as of

June
30, 2025:
Total

Weighted-average
interest rate %
(In thousands)
Three months or less $ 67,141 4.56
Over three months to six months 105,178 4.43
Over six months to one year 180,792 4.27
Over one year to two years

100,290 4.11
Over two years to three years

30,313 4.03
Over three years to four years

27,372 4.44
Over five years

15,461 4.61

Total
$ 526,547 4.31
Refer to

“Net Interest

Income” above

for information

about average

balances of

interest-bearing deposits

and the

average interest
rate paid on such deposits for the quarters and six-month periods ended

June 30, 2025 and 2024.
Securities

sold

under

agreements

to

repurchase

–

From

time

to

time,

the

Corporation

enters

into

repurchase

agreements

as

an
additional source of funding. As of each of June 30, 2025 and December

31, 2024, there were no outstanding repurchase agreements.
When

the

Corporation

enters

into

repurchase

agreements,

as is

the

case

with

derivative

contracts,

the

Corporation

is

required

to
pledge

cash

or

qualifying

securities

to

meet

margin

requirements.

To

the

extent

that

the

value

of

securities

previously

pledged

as
collateral

declines

due

to

changes

in

interest

rates,

a

liquidity

crisis

or

any

other

factor,

the

Corporation

is

required

to

deposit
additional

cash

or

securities

to

meet

its

margin

requirements,

thereby

adversely

affecting

its

liquidity.

Given

the

quality

of

the
collateral

pledged,

the

Corporation

has

not

experienced

margin

calls

from

counterparties

arising

from

credit-quality-related

write-
downs in valuations.
Advances

from

the

FHLB

–
The

Bank

is

a

member

of

the

FHLB

system

and

obtains

advances

to

fund

its

operations

under

a
collateral

agreement

with

the

FHLB

that

requires

the

Bank

to

maintain

qualifying

mortgages

and/or

investments

as

collateral

for
advances

taken. As

of June

30,

2025 and

December 31,

2024,

the outstanding

balance of

long-term

fixed-rate

FHLB advances

was
$320.0 million

and $500.0

million, respectively

.

Of the

$320.0 million

in FHLB

advances as

of June

30, 2025,

$220.0 million

were
pledged with

investment securities

and $100.0

million were

pledged with

mortgage loans.

As of

June 30,

2025, the

Corporation had
$1.0 billion available for additional credit on FHLB lines of credit based on collateral pledged at the FHLB of New York.

The following

table presents the

remaining contractual

maturities and

weighted-average interest

rates of

advances from

the FHLB
as of June 30, 2025:
Total
Weighted-average
interest rate %
(In thousands)
Three months or less
$
30,000 4.83
Over six months to one year 90,000 4.49
Over two years to three years 200,000 4.25

Total
(1)
$
320,000 4.37
(1) Average remaining term to maturity

of 1.71 years.

Trust-Preferred

Securities –
In 2004,

FBP Statutory

Trusts I

and II,

wholly-owned by

the Corporation

and not

consolidated in

the
Corporation’s

financial

statements,

sold

to

institutional

investors

variable-rate

TruPS

and

used

the

proceeds

of

these

issuances,
together

with the

proceeds

of the

purchases

by the

Corporation

of variable

rate common

securities,

to purchase

junior

subordinated
deferrable debentures.
During

the

first

half

of

2025,

the

Corporation

redeemed

the

remaining

$61.7

million

of

outstanding

TruPS

as

of

December

31,
2024,

which

had

been

reported

as

part

of

“Long-term

borrowings”

in

the

Corporation’s

consolidated

financial

statements,

at

a
contractual

call

price

of

100%.

Following

the

redemption

of

these

TruPS,

FBP

Statutory

Trusts

I

and

II

were

liquidated

by

the
Corporation.

See Note 6 – “Non-Consolidated Variable

Interest Entities (“VIEs”) and Servicing Assets” and Note 20 – “First Bancorp

.
(Holding Company Only) Financial Information” for additional informatio

n.
FED Discount Window

– The Corporation participates in

the BIC Program of the FED.

Through the BIC Program, a

broad range of
loans may be

pledged as collateral

for borrowings through

the FED Discount Window.

As previously mentioned,

as of June 30,

2025,
the

Corporation

had

approximately

$2.7

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

equivalents were $736.7

million as of

June 30, 2025,

a decrease of

$422.7 million when

compared to December

31,
2024.

The following

discussion highlights

the major

activities and

transactions that

affected the

Corporation’s

cash flows

during the
first six months of 2025 and 2024:

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

2025

and

2024,

net

cash

provided

by

operating

activities

was

$203.7

million

and

$189.4

million,
respectively.

Net cash

generated from

operating activities

was higher

than reported

net income

largely as

a result

of adjustments

for
non-cash items such

as depreciation and

amortization, deferred income

tax expense and the

provision for credit

losses, as well as

cash
generated from sales and repayments of loans held for sale.
Cash Flows from Investing Activities
The Corporation’s

investing activities primarily

relate to originating

loans to be

held for investment,

as well as

purchasing, selling,
and repaying

available-for-sale and

held-to-maturity debt

securities. For the

six-month period ended

June 30, 2025,

net cash provided
by

investing

activities

was

$25.3

million,

primarily

due

to

maturities

of

U.S.

agencies

debentures

and

U.S.

Treasury

securities

and
principal

repayments

of U.S.

agencies

MBS and

debentures,

proceeds

from

sales of

repossessed

assets,

and

proceeds

from

the bulk
sale

of

fully

charged-off

consumer

loans and

finance

leases, partially

offset

by

purchases of

U.S.

agencies

MBS and

U.S.

Treasury
securities and net disbursements on loans held for investment during the first half of 2025.
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

30, 2025, net cash

used in financing

activities was $651.7 million,

mainly reflecting the
repayments

of

long-term

borrowings,

consisting

of

$180.0

million

in

FHLB

advances

and

the

redemption

of

junior

subordinated
debentures;

a

decrease

in

total

deposits;

and

capital

returned

to

stockholders.

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

Capital
As

of

June

30,

2025,

the

Corporation’s

stockholders’

equity

was

$1.8

billion,

an

increase

of

$176.2

million

from

December

31,
2024.

The

increase

was

driven

by

net

income

generated

in

the

first

half

of

2025

and

a

$125.3

million

increase

in

the

fair

value

of
available-for-sale debt securities due to changes in market

interest rates recognized as part of accumulated other comprehensive loss in
the

consolidated

statements

of

financial

condition,

partially

offset

by

common

stock

dividends

declared

in

the

first

half

of

2025
totaling $58.6 million or $0.36 per common share, and $50.0 million in common stock repurchases.
On

July

21,

2025,

the

Corporation’s

Board

of

Directors

declared

a

quarterly

cash

dividend

of

$0.18

per

common

share.

The
dividend

is payable

on September

12, 2025

to shareholders

of record

at the

close of

business on

August

28, 2025.

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

program, during

first half

of 2025

the Corporation

repurchased
approximately 2.8

million shares of

common stock

for a total

cost of $50.0

million and

redeemed $61.7

million of outstanding

junior
subordinated debentures.

As of June

30, 2025, the

Corporation has remaining

authorization of approximately

$88.3 million.

For more
information, see Part II, Item 2, “Unregistered Sales of

Equity Securities and Use of Proceeds,” and

Note 11 – “Stockholders’ Equity

”,
of this Quarterly Report on Form 10-Q.
From July

1, 2025

to August

5, 2025,

the Corporation

repurchased

approximately

1.0 million

shares of

common

stock for

a total
cost

of

approximately

$21.7

million.

Therefore,

the

Corporation

has

remaining

authorization

of

approximately

$66.6

million

as

of
August 5, 2025.
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
June 30, 2025 December 31, 2024
(In thousands, except ratios and per share information)
Total common equity

- GAAP
$ 1,845,455 $ 1,669,236
Goodwill
(38,611) (38,611)
Other intangible assets
(4,535) (6,967)
Tangible common

equity - non-GAAP
$ 1,802,309 $ 1,623,658
Total assets - GAAP $ 18,897,529 $ 19,292,921
Goodwill
(38,611) (38,611)
Other intangible assets
(4,535) (6,967)
Tangible assets - non

-GAAP
$ 18,854,383 $ 19,247,343
Common shares outstanding 161,508 163,869
Tangible common

equity ratio - non-GAAP
9.56% 8.44%
Tangible book value

per common share - non-GAAP
$ 11.16 $ 9.91
See Note 19 – “Regulatory

Matters, Commitments and Contingencies”

to the unaudited consolidated

financial statements herein for
the regulatory capital positions of the Corporation and FirstBank as of

June 30, 2025 and December 31, 2024, respectively.

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

Rico Commissioner of Financial Institutions.

The Puerto Rico Banking

Law
provides that,

when the

expenditures of

a Puerto

Rico commercial

bank are

greater than

receipts, the

excess of

the expenditures

over
receipts

must

be

charged

against

the

undistributed

profits

of

the

bank,

and

the

balance,

if

any,

must

be

charged

against

the

legal
surplus

reserve,

as

a

reduction

thereof.

If

the

legal

surplus

reserve

is

not

sufficient

to

cover

such

balance

in

whole

or

in

part,

the
outstanding

amount

must

be charged

against

the

capital

account

and

the

Bank

cannot

pay

dividends

until

it

can

replenish

the

legal
surplus reserve

to an

amount of

at least

20% of

the original

capital contributed.

FirstBank’s

legal surplus

reserve, included

as part

of
retained earnings

in the

Corporation’s

consolidated statements

of financial

condition, amounted

to $230.2

million as

of each

of June
30, 2025 and December 31, 2024. There were no transfers to the legal surplus reserve during the first half of 2025.
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

SOFR curve, Prime

Rate, U.S.
Treasury yield curve, FHLB rates, and brokered

CDs rates.
As

of

June

30,

2025,

the

Corporation

forecasted

the

12-month

net

interest

income

assuming

June

30,

2025

interest

rate

curves
remain

constant.

Then,

net

interest

income

was

estimated

under

rising

and

falling

rates

scenarios.

For

the

rising

rate

scenario,

a
gradual (ramp)

and immediate

(shock) parallel

upward shift

of the

yield curve

is assumed

during the

first twelve

months (the

“+300
ramp”, “+200

ramp” and

“+200 shock”

scenarios). Conversely,

for the

falling rate

scenario, a

gradual (ramp)

and immediate

(shock)
parallel downward shift

of the yield

curve is assumed during

the first twelve months

(the “-300 ramp”,

“-200 ramp” and “-200

shock”
scenarios).
The SOFR

curve for

June 30,

2025,

as compared

with December

31, 2024,

reflects a

decrease of

12 bps

on average

in the

short-
term sector of

the curve, or between

one to twelve months;

a decrease of 62

bps in the medium-term

sector of the curve,

or between 2
to 5

years; and

a decrease

of 36

bps in

the long-term

sector of

the curve,

or over

5-year maturities.

A similar

change in

market rates
was observed in

the Constant Maturity

Treasury yield

curve with a decrease

of 6 bps

on average

in the short-term

sector of the curve,
a decrease of 57 bps in the medium-term sector of the curve, and a decrease of 14 bps in the long-term sector of the curve.

The following table presents the results of the static simulations as of June 30, 2025 and December 31, 2024. Consistent with prior
years, these exclude non-cash changes in the fair value of derivatives:
Net Interest Income Risk
(% Change Projected for the next 12 months)
June 30, 2025 December 31, 2024
Gradual Change in Interest Rates:

+ 300 bps ramp
3.16% 3.05%

+ 200 bps ramp
2.12% 2.04%

- 300 bps ramp
-4.72% -4.79%

- 200 bps ramp
-3.10% -3.15%
Immediate Change in Interest Rates:

+ 200 bps shock
4.21% 3.51%

- 200 bps shock
-7.92% -7.17%
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
Under

gradual

rising

interest

rate

scenarios,

the

net

interest

income

simulation

reflects

increased

rate

sensitivity

compared

to
December

31,

2024.

Conversely,

under

gradual

falling

interest

rate

scenarios,

the

simulation

shows

a

decrease

in

sensitivity.

There
was a

lower sensitivity

in the

liabilities side

primarily driven

by lower

deposit betas

primarily in

retail and

commercial non

maturity
deposits partially

offset by

higher betas

on market

linked deposits

such as

public funds.

On the

assets side,

sensitivity also

declined,
largely due to a lower interest-bearing cash position

despite earlier scheduled maturities of U.S. agencies debentures.

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

However, as of June 30, 2025 and

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
●
CRE price

index at

the national

level with

an average

projected appreciation

of 0.14%

and an

average projected

contraction
of

0.08%

for

the

remainder

of

2025

and

for

the

year

2026,

respectively,

compared

to

an

average

projected

contraction

of
0.55% for the remainder of 2025 and an average projected appreciation of 4.42% for the year 2026

as of December 31, 2024.

●
Regional

Home Price Index forecast

in Puerto Rico (purchase

only prices) shows an

improvement of 20.38% and

20.15% for
the remainder of 2025

and for the year 2026,

respectively, when

compared to the same

periods as of December

31, 2024. For
the

Florida

region,

the

Home

Price

Index

forecast

shows

an

improvement

of

1.75%

and

a

deterioration

of

0.92%

for

the
remainder of 2025 and for the year 2026, respectively,

when compared to the same periods as of December 31, 2024.

●
Average

regional unemployment rate

in Puerto Rico is

forecasted at 5.98%

for the remainder

of 2025 and 6.46%

for the year
2026, compared

to 6.41%

for the

remainder of

2025

and 6.21%

for the

year 2026

as of December

31, 2024.

For the

Florida
region and

the U.S. mainland,

average unemployment

rate is forecasted

at 4.45%

and 4.90%,

respectively,

for the

remainder
of

2025,

and

5.13%

and

5.59%,

respectively,

for

the

year

2026,

compared

to

4.68%

and

5.18%,

respectively,

for

the
remainder of 2025, and 4.15% and 4.60%, respectively,

for the year 2026, as of December 31, 2024.
●
Annualized change in

GDP in the U.S.

mainland of 0.78% for

the remainder of 2025

and 0.84% for the year

2026, compared
to 1.05% for the remainder of 2025

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

to 6.28%

for the

remainder of

2025, compared

to 5.98%

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

June

30,
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

June 30, 2025.
As of June

30, 2025, the

ACL for loans

and finance

leases was $248.6

million, an increase

of $4.7

million, from $243.9

million as
of December

31, 2024.

The increase

was mainly

related to

the ACL

for commercial

and construction

loans, which

increased by

$7.4
million,

mainly

due

to

C&I

loan

growth,

a

deterioration

in

the

economic

outlook

of

the

forecasted

CRE

price

index,

and

updated
financial information of certain

commercial borrowers. Also, the ACL

for residential mortgage loans

increased by $1.8 million mainly
due to

the longer

expected life

of newly

originated loans,

partially offset

by improvements

in macroeconomic

variables, such

as the
unemployment rate and the Housing Price Index.
Meanwhile, the

ACL for

consumer loans

decreased by

$4.5 million,

driven by

improvements in

macroeconomic variables,

mainly
in the projection of the unemployment rate, and reductions in the unsecured loan portfolio volumes.
The

ratio

of

the

ACL

for

loans

and

finance

leases

to

total

loans

held

for

investment

increased

to

1.93%

as

of

March

31,

2025,
compared to 1.91% as of December 31, 2024. An explanation for the change for each portfolio follows:
●
The ACL to

total loans ratio

for the residential

mortgage loan portfolio

increased from 1.44%

as of December

31, 2024 to
1.48%

as

of

June

30,

2025,

mainly

due

to

the

aforementioned

longer

expected

life

of

newly

originated

loans,

partially
offset by the aforementioned improvements in macroeconomic variables.

●
The ACL

to total

loans ratio

for the

construction loan

portfolio increased

from 1.67%

as of

December 31,

2024 to

1.85%
as of

June

30,

2025,

driven

by the

aforementioned

deterioration

in

the

forecasted

CRE

price

index,

updates

in

financial
information

of

certain

borrowers,

and

the

inflow

to

nonaccrual

status

of

a

$4.3

million

loan

in

the

Puerto

Rico

region
which triggered an additional ACL of $0.4 million based on the collateral value.
●
The ACL to total loans ratio for the commercial mortgage

loan portfolio increased from 0.87% as of December 31, 2024 to
0.91% as of June 30, 2025, driven by the aforementioned deterioration in the forecasted CRE price index.
●
The

ACL to

total loans

ratio for

the C&I

loan portfolio

increased

from

0.98%

as of

December

31,

2024

to 1.12%

as of
June

30,

2025,
driven

by

the

aforementioned

impact

of

renewals

and

refinancings

and

updated

financial

information

of
certain commercial borrowers.
●
The ACL to

total loans ratio

for the consumer

loan portfolio decreased

from 3.83% as

of December

31, 2024

to 3.72% as
of June 30,

2025, mainly

due to the

aforementioned improvements

in macroeconomic

variables and a

change in asset

mix
due to a reduction in the unsecured loan portfolio.

The ratio

of the

total ACL

for loans

and finance

leases to

nonaccrual loans

held for

investment was

248.33%

as of

June 30,

2025,
compared

to 278.90%

as of

December

31, 2024,

driven by

the inflow

to nonaccrual

status of

a $12.6

million

commercial mortgage
loan

in

the

Florida

region,

which

did

not

trigger

any

additional

ACL

based

on

the

collateral

value,

partially

offset

by

the
aforementioned increase in ACL to total loans ratio in the construction loan portfolio.

See “Results of Operations

- Provision for

Credit Losses” above

and Note 4 –

“Allowance for Credit

Losses for Loans

and Finance
Leases” above for additional information.
Quarter Ended June 30, Six-Month Period Ended June 30,
2025 2024 2025 2024
(Dollars in thousands)
ACL for loans and finance leases, beginning of period $ 247,269 $ 263,592 $ 243,942 $ 261,843
Provision for credit losses - expense (benefit):
Residential mortgage 793 (10,593) 1,797 (11,057)
Construction 1,121 (554) 700 17
Commercial mortgage (1,448) (2,976) 208 (2,986)
C&I 2,135 (596) 5,488 (3,756)
Consumer loans and finance leases 17,780 26,649 37,025 42,629
Total provision for credit losses

- expense
20,381 11,930 45,218 24,847
Charge-offs:
Residential mortgage (285) (491) (520) (1,007)
C&I (66) (348) (143) (880)
Consumer loans and finance leases (24,178) (25,575) (52,076) (53,866)
Total charge offs (24,529) (26,414) (52,739) (55,753)
Recoveries:
Residential mortgage 300 446 517 718
Construction 13 14 27 24
Commercial mortgage 51 393 91 433
C&I

826 961 980 6,080
Consumer loans and finance leases
(1)
4,267 3,610 10,542 16,340
Total recoveries 5,457 5,424 12,157 23,595
Net charge-offs (19,072) (20,990) (40,582) (32,158)
ACL for loans and finance leases, end of period $ 248,578 $ 254,532 $ 248,578 $ 254,532
ACL for loans and finance leases to period-end total loans

held for investment
1.93% 2.06% 1.93% 2.06%
Net charge-offs to average loans outstanding

during the period
(2)
0.60% 0.69% 0.64% 0.53%
Provision for credit losses - expense for loans and finance

leases to net charge-offs during the
period 1.07x 0.57x 1.11x 0.77x
(1) For the six-month periods ended June 30, 2025 and 2024, includes recoveries totaling $2.4 million and $9.5 million, respectively, associated with the bulk sales of fully charged-off consumer loans and finance leases.
(2) The recoveries associated with the aforementioned bulk sales reduced the ratio of total net charge-offs to related average loans by 4 bps and 15 bps for the six-month periods ended June 30, 2025 and 2024, respectively.

The following tables set forth information concerning the composition of the

Corporation's loan portfolio and related ACL by loan
category, and the percentage

of loan balances in each category to the total of such loans as of the indicated dates:
As of June 30, 2025
Residential
Mortgage
Loans
Commercial
Mortgage
Loans C&I Loans
Consumer Loans
and Finance
Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$ 2,859,158 $ 245,350 $ 2,502,475 $ 3,516,008 $ 3,747,011 $ 12,870,002

Percent of loans in each category to total loans
22% 2% 19% 27% 30% 100%

Allowance for credit losses
$ 42,448 $ 4,551 $ 22,746 $ 39,359 $ 139,474 $ 248,578

Allowance for credit losses to amortized cost
1.48
%
1.85
%
0.91
%
1.12
%
3.72
%
1.93
%
As of December 31, 2024
Residential
Mortgage
Loans
Commercial
Mortgage
Loans C&I Loans
Consumer Loans
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
1.91%
Allowance for Credit Losses for Unfunded

Loan Commitments
The Corporation estimates

expected credit losses

over the contractual

period in which

the Corporation is

exposed to credit

risk as a
result

of

a

contractual

obligation

to

extend

credit,

such as

pursuant

to unfunded

loan

commitments

and

standby

letters of

credit

for
commercial and

construction loans,

unless the

obligation is

unconditionally cancellable

by the

Corporation. The

ACL for

off-balance
sheet credit

exposures is

adjusted as

a provision

for credit

loss expense.

As of

June 30,

2025,

the ACL

for off

-balance sheet

credit
exposures increased

by $0.3 million to $3.4 million, when compared to December 31, 2024.
Allowance for Credit Losses for Debt Securities
The ACL for debt

securities was $1.3 million,

of which $0.8 million

was related to Puerto

Rico municipal bonds

classified as held-
to-maturity as of each of June 30, 2025 and December 31, 2024.

Nonaccrual Loans and Non-Performing Assets
Total

non-performing

assets consist

of nonaccrual

loans (generally

loans held

for

investment or

loans held

for

sale for

which

the
recognition of

interest income

was discontinued

when the

loan became

90 days

past due

or earlier

if the

full and

timely collection

of
interest or principal is uncertain), foreclosed real estate and other repossessed properties (generally repossessed automobiles),

and non-
performing investment

securities, if

any.

See Note

1 –

“Nature of

Business and

Summary of

Significant Accounting

Policies” to

the
audited consolidated

financial statements included

in the 2024

Annual Report on

Form 10-K for

information on

the policies followed
by the Corporation to classify loans in nonaccrual status or 90 days and still accruing.

The following table shows non-performing assets by geographic segment as of the indicated dates:
June 30, 2025 December 31, 2024
(In thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage $ 12,967 $ 16,854
Construction 4,760 403
Commercial mortgage 2,360 2,716
C&I 19,506 19,595
Consumer loans and finance leases 19,791 22,538
Total nonaccrual loans held for investment 59,384 62,106
OREO 10,834 13,691
Other repossessed property 11,789 11,637
Other assets (1) 1,576 1,620
Total non-performing assets $ 83,583 $ 89,054
Past due loans 90 days and still accruing $ 29,054 $ 39,307
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage $ 6,987 $ 6,555
Construction 958 962
Commercial mortgage 8,170 8,135
C&I 642 919
Consumer loans 527 205
Total nonaccrual loans held for investment 17,284 16,776
OREO 3,615 3,615
Other repossessed property 79 219
Total non-performing assets $ 20,978 $ 20,610
Past due loans 90 days and still accruing $ 481 $ 3,083
United States:
Nonaccrual loans held for investment:
Residential mortgage $ 10,836 $ 8,540
Commercial mortgage 12,375 -
C&I 201 -
Consumer loans 18 45
Total nonaccrual loans held for investment 23,430 8,585
Other repossessed property - 3
Total non-performing assets $ 23,430 $ 8,588
Total
Nonaccrual loans held for investment:
Residential mortgage $ 30,790 $ 31,949
Construction 5,718 1,365
Commercial mortgage 22,905 10,851
C&I 20,349 20,514
Consumer loans and finance leases 20,336 22,788
Total nonaccrual loans held for investment 100,098 87,467
OREO 14,449 17,306
Other repossessed property 11,868 11,859
Other assets
(1)
1,576 1,620
Total non-performing assets $ 127,991 $ 118,252
Past due loans 90 days and still accruing (2) (3) (4) (5) $ 29,535 $ 42,390
Non-performing assets to total assets

0.68% 0.61%
Nonaccrual loans held for investment to total loans held for investment 0.78% 0.69%
ACL for loans and finance leases 248,578 243,942
ACL for loans and finance leases to total nonaccrual loans held for investment
248.33% 278.90%
ACL for loans and finance leases to total nonaccrual loans held for investment, excluding residential real estate loans
358.66% 439.39%
(1)
Residential pass-through MBS issued by the PRHFA held as

part of the available-for-sale debt securities portfolio.
(2)
Includes PCD

loans previously

accounted for

under ASC

Subtopic 310-30

for which

the Corporation

made the

accounting policy

election to

treat each

pool as

a single

asset, both

at the

time of
adoption of CECL on

January 1, 2020 and

on an ongoing

basis for credit loss

measurement. These loans

will continue to be

excluded from nonaccrual

loan statistics as long

as the Corporation

can
reasonably estimate the timing

and amount of cash flows

expected to be collected on

the loan pools.

The portion of such loans

contractually past due 90

days or more amounted to

$4.9 million and
$6.2 million as of June 30, 2025 and December 31, 2024, respectively.
(3)
Includes FHA/VA

government-guaranteed residential

mortgage as

loans past

due 90

days and

still accruing

as opposed

to nonaccrual

loans. The

Corporation continues

accruing interest

on these
loans

until

they

have

passed

the

15

months

delinquency

mark,

taking

into

consideration

the

FHA

interest

curtailment

process.

These

balances

include

$6.2

million

and

$8.0

million

of

FHA
government guaranteed residential mortgage loans that were over 15 months delinquent as of June 30, 2025 and

December 31, 2024, respectively.
(4)
These includes rebooked loans, which were previously pooled into GNMA securities,

amounting to $5.5 million and $5.7 million as of June

30, 2025 and December 31, 2024, respectively.

Under the
GNMA program,

the Corporation

has the

option but

not the

obligation to

repurchase loans

that meet

GNMA’s

specified delinquency

criteria. For

accounting purposes,

the loans

subject to

the
repurchase option are required to be reflected on the financial statements with an offsetting liability.
(5)
Includes credit cards that continue accruing interest until charged-off at 180 days delinquent.

Total

non-performing

assets

increased

by

$9.7

million

to

$128.0

million

as

of

June

30,

2025,

compared

to

$118.3

million

as

of
December

31,

2024.

The

increase

in

non-performing

assets

was

driven

by

a

$16.2

million

increase

in

nonaccrual

commercial

and
construction loans,

mainly due

to the

inflows to

nonaccrual status

of a

$12.6 million

commercial mortgage

loan in

the Florida

region
and

a

$4.3

million

construction

loan

in

the

Puerto

Rico

region,

both

in

the

hospitality

industry;

partially

offset

by

a

$2.9

million
decrease

in

the

OREO

portfolio

balance,

mainly

attributable

to

the

sale

of

residential

properties

in

the

Puerto

Rico

region;

a

$2.5
million decrease in consumer loans and finance leases; and a $1.1 million decrease in nonaccrual residential mortgage loans.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated
periods:
Construction
Commercial
Mortgage C&I Total
(In thousands)
Quarter Ended June 30, 2025
Beginning balance $ 1,356 $ 23,155 $ 20,344 $ 44,855
Plus:
Additions to nonaccrual

4,371 302 533 5,206
Less:
Loan collections
(9) (552) (528) (1,089)
Ending balance

$ 5,718 $ 22,905 $ 20,349 $ 48,972
Construction
Commercial
Mortgage C&I Total
(In thousands)
Quarter Ended June 30, 2024
Beginning balance $ 1,498 $ 11,976 $ 25,067 $ 38,541
Plus:
Additions to nonaccrual 3,300 7 14,800 18,107
Less:
Loans returned to accrual status (35) (77) (9,226)
(1)
(9,338)
Nonaccrual loans transferred to OREO - - (684) (684)
Nonaccrual loans charge-offs - - (332) (332)
Loan collections
(21) (170) (1,964) (2,155)
Ending balance

$ 4,742 $ 11,736 $ 27,661 $ 44,139
(1)
Mainly related to the restoration to accrual status of an $8.8 million participated C&I loan in the Florida region associated with the power generation industry that entered in nonaccrual status during the first quarter of 2024.

Construction
Commercial
Mortgage
C&I

Total
(In thousands)
Six-Month Period Ended June 30, 2025
Beginning balance $ 1,365 $ 10,851 $ 20,514 $ 32,730
Plus:
Additions to nonaccrual

4,371 13,284 1,389 19,044
Less:
Loans returned to accrual status - (349) (165) (514)
Nonaccrual loans transferred to OREO - (54) (203) (257)
Nonaccrual loans charge-offs - - (47) (47)
Loan collections (18) (827) (1,139) (1,984)
Ending balance

$ 5,718 $ 22,905 $ 20,349 $ 48,972
Construction
Commercial
Mortgage
C&I

Total
(In thousands)
Six-Month Period Ended June 30, 2024
Beginning balance
$ 1,569 $ 12,205 $ 15,250 $ 29,024
Plus:
Additions to nonaccrual
3,300 7 25,841 29,148
Less:
Loans returned to accrual status
(35) (77) (9,226)

(1)
(9,338)
Nonaccrual loans transferred to OREO
(48) - (684) (732)
Nonaccrual loans charge-offs
- - (791) (791)
Loan collections
(44) (399) (2,729) (3,172)
Ending balance

$ 4,742 $ 11,736 $ 27,661 $ 44,139
(1)
Mainly related to the restoration to accrual status of the aforementioned participated C&I loan in the Florida region associated with

the power generation industry that entered in nonaccrual
status during the first quarter of 2024.

The following table presents the activity of residential nonaccrual loans held for investment for the indicated periods:
Quarter Ended June 30, Six-Month Period Ended June 30,
2025 2024 2025 2024
(In thousands)
Beginning balance

$ 30,793 $ 32,685 $ 31,949 $ 32,239

Plus:

Additions to nonaccrual
4,897 3,397 9,482 7,993

Less:

Loans returned to accrual status

(2,905) (2,137) (6,604) (4,970)

Nonaccrual loans transferred to OREO
(268) (743) (915) (1,147)

Nonaccrual loans charge-offs
(1) (153) (37) (278)

Loan collections
(1,726) (1,653) (3,085) (2,441)
Ending balance

$ 30,790 $ 31,396 $ 30,790 $ 31,396
The amount of nonaccrual consumer loans, including finance leases, decreased by $2.5 million to $20.3 million as of June 30, 2025,
in part

due to

a decrease

in auto

loans. The

inflows of

nonaccrual consumer

loans during

the six-month

period ended

June 30,

2025
amounted to $49.3 million, compared to inflows of $53.6 million for the same period in 2024.
As

of

June

30,

2025,

approximately

$42.7

million,

or

43%,

of

the

loans

placed

in

nonaccrual

status,

mainly

commercial

and
residential

mortgage

loans,

were

current,

or

had

delinquencies

of

less

than

90

days

in

their

interest

payments.

Collections

on
nonaccrual loans are being recorded on a cash basis through earnings,

or on a cost-recovery basis, as conditions warrant.

During the six-month

period ended June

30, 2025, interest income

of approximately $0.6 million

related to nonaccrual

loans with a
carrying

value of

$45.8 million

as of

June 30,

2025,

mainly nonaccrual

commercial

and construction

loans, was

applied against

the
related principal balances under the cost-recovery method.
Total loans in early

delinquency (
i.e.
, 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $134.0
million as of

June 30, 2025,

a decrease of $19.0

million, compared to

$153.0 million as

of December 31,

2024, mainly due

to a $13.2
million decrease in consumer loans across all major portfolio classes and a $6.6 million decrease in residential mortgage loans.
In

addition,

the

Corporation

provides

homeownership

preservation

assistance

to

its

customers

through

a

loss

mitigation
program. Depending upon the nature of a borrower’s

financial condition, restructurings or loan

modifications through this program are
provided,

as well

as other

modifications of

individual C&I,

commercial

mortgage, construction,

and residential

mortgage loans.

For
the six-month

period ended

June 30,

2025, loans

modified to

borrowers experiencing

financial difficulty

had an

amortized cost

basis
of

$36.6

million,

which

included

$30.2

million

related

to

a

commercial

mortgage

loan

in

the

Puerto

Rico

region

that

had

been
previously modified during 2023 and reported as a financial difficulty modification; compared to $121.4 million for the same period in
2024,

which included $110.9 million

related to a commercial mortgage

relationship in the Puerto Rico

region that had been previously
reported as a troubled

debt restructuring under ASC 310

-40. See Note 3 – “Loans

Held for Investment” for

additional information and
statistics about the Corporation’s

modified loans.

The OREO portfolio, which is part of non-performing

assets, amounted to $14.4 million as of June 30,

2025 and $17.3 million as of
December 31,

2024. The

following tables

show the

composition of

the OREO portfolio

as of June

30, 2025

and December

31, 2024,
as well as the activity of the OREO portfolio by geographic area during the six-month period ended June 30, 2025:
OREO Composition by Region

As of June 30, 2025
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 9,542 $ 805 $ - $ 10,347
Construction 435 - - 435
Commercial 857 2,810 - 3,667
$ 10,834 $ 3,615 $ - $ 14,449
As of December 31, 2024
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 12,092 $ 805 $ - $ 12,897
Construction 522 - - 522
Commercial 1,077 2,810 - 3,887
$ 13,691 $ 3,615 $ - $ 17,306
OREO Activity by Region

Six-Month Period Ended June 30, 2025
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Beginning Balance $ 13,691 $ 3,615 $ - $ 17,306
Additions 2,775 - - 2,775
Sales (5,003) - - (5,003)
Subsequent measurement adjustments (384) - - (384)
Other adjustments (245) - - (245)
Ending Balance $ 10,834 $ 3,615 $ - $ 14,449

Net Charge-offs and Total

Credit Losses

Net charge-offs

totaled $19.1

million for

the second

quarter of

2025, or

an annualized

0.60% of

average loans,

compared to

$21.0
million,

or

an

annualized

0.69%

of

average

loans,

for

the

second

quarter

of

2024.

The

decrease

in

net

charge-offs

for

the

second
quarter of 2025 was driven

by a decrease in consumer

loans and finance leases net

charge-offs, mainly

in the personal loans and credit
cards

portfolios.

For

the

first

six

months

of

2025,

net

charge-offs

totaled

$40.5

million,

or

an

annualized

0.64%

of

average

loans,
compared

to $32.2

million,

or

an

annualized

0.53%

of

average

loans,

for

the

same

period

in

2024.

Net

charge-offs

for

the

first

six
months

of 2025

and

2024 included

$2.4

million

and

$9.5 million,

respectively,

in recoveries

associated

with

the

bulk sales

of

fully
charged-off

consumer loans and

finance leases during

such periods, which

reduced the ratio

of total net

charge-offs to

related average
loans

by 4

bps and

15 bps

,

respectively.

The

increase

in net

charge-offs

for

the first

six months

of 2025

was also

driven

by a

$5.0
million

recovery

associated

with

a

C&I

loan

in

the

Puerto

Rico

region

during

the

first

six

months

of

2024,

partially

offset

by

a
decrease in consumer loans and finance leases charge-offs.

The following table presents net (recoveries) charge-offs

to average loans held-in-portfolio for the indicated periods:
Quarter Ended June 30, Six-Month Period Ended June 30,
2025 2024 2025 2024
Residential mortgage

(0.00) % 0.01% - % 0.02%
Construction

(0.02) % (0.02) % (0.02) % (0.02) %
Commercial mortgage (0.01) % (0.07) % (0.01) % (0.04) %
C&I (0.09) % (0.08) % (0.05) % (0.33) %
Consumer loans and finance leases

(1)
2.12% 2.38% 2.21% 2.04%
Total loans

(1)
0.60% 0.69% 0.64% 0.53%
(1)
The net charge-offs for the six-month periods

ended June 30, 2025 and 2024 included $2.4 million and $9.5 million,

respectively, in recoveries associated

with the bulk sales of fully
charged-off consumer loans and finance leases.

These recoveries reduced the ratios of consumer loans and finance leases and total net charge-offs to related average

loans for the six-month
period ended June 30, 2025 by 13 bps and 4 bps, respectively,

and by 52 bps and 15 bps, respectively,

for the six-month period ended June 30, 2024.

The following table presents net (recoveries) charge-offs

to average loans held in various portfolios by geographic segment for the indicated periods:
Quarter Ended June 30, Six-Month Period Ended June 30,
2025 2024 2025 2024
PUERTO RICO:
Residential mortgage (0.00) % 0.01% (0.00) % 0.03%
Commercial mortgage (0.00) % (0.00) % (0.00) % (0.00) %
C&I (0.14) % 0.04% (0.08) % (0.43) %
Consumer loans and finance leases
(1)
2.14% 2.39% 2.24% 2.02%
Total loans
(1)
0.76% 0.90% 0.82% 0.66%
VIRGIN ISLANDS:
Commercial mortgage (0.19) % (0.23) % (0.20) % (0.22) %
C&I - % - % 0.03% (0.00) %
Consumer loans and finance leases 1.77% 2.49% 1.35% 3.11%
Total loans 0.23% 0.36% 0.18% 0.47%
FLORIDA:
Residential mortgage (0.00) % (0.00) % (0.00) % (0.00) %
Construction

(0.13) % (0.07) % (0.13) % (0.06) %
Commercial mortgage - % (0.23) % - % (0.12) %
C&I (0.01) % (0.37) % (0.01) % (0.13) %
Consumer loans and finance leases (0.62) % (3.57) % (0.37) % (1.69) %
Total loans (0.01) % (0.25) % (0.01) % (0.10) %
(1) The recoveries associated with the aforementioned bulk sales of fully charged-offs consumer loans and finance leases reduced the ratios of consumer loans and finance leases and total net charge-offs to related average loans for the six-month period ended June 30, 2025 by 12 bps and 4 bps, respectively, and by 53 bps and 20 bps, respectively, for the six-month period ended June 30, 2024.

The following table presents information about the OREO inventory and related gains and losses for the indicated periods:
Quarter Ended June 30, Six-Month Period Ended June 30,
2025 2024 2025 2024
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential $ 10,347 $ 15,468 $ 10,347 $ 15,468
Construction 435 1,658 435 1,658
Commercial 3,667 4,556 3,667 4,556
Total $
14,449
$ 21,682 $ 14,449 $
21,682
OREO activity (number of properties):
Beginning property inventory 161 247 181 277
Properties acquired 11 33 24 49
Properties disposed (31) (58) (64) (104)
Ending property inventory 141 222 141 222
Average holding period (in days)
Residential 541 512 541 512
Construction 1,745 2,541 1,745 2,541
Commercial 3,994 3,342 3,994 3,342
Total average holding period (in days) 1,454 1,262 1,454 1,262
OREO operations (gain) loss:
Market adjustments and (gains) losses on sale:
Residential $ (1,062) $ (1,918) $ (2,261) $ (3,744)
Construction (23) (10) (71) (19)
Commercial 213 (2,241) 201 (2,222)
Total net gain (872) (4,169) (2,131) (5,985)
Other OREO operations expenses 281 560 411 924
Net Gain on OREO operations $ (591) $ (3,609) $ (1,720) $ (5,061)

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

Group.
Concentration Risk
The Corporation conducts

its operations in

a geographically concentrated

area, as its main

market is Puerto

Rico. Of the

total gross
loan portfolio

held for

investment of

$12.9 billion

as of

June 30,

2025, the

Corporation had

credit risk

of approximately

77% in

the
Puerto Rico region, 19% in the United States region, and 4% in the Virgin

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
There

are

other

indicators

that

gauge

economic

activity

and

are

published

with

greater

frequency,

for

example,

the

Economic
Development

Bank

for

Puerto

Rico’s

Economic

Activity

Index

(“EDB-EAI”).

Although

not

a

direct

measure

of

Puerto

Rico’s

real
GNP,

the EDB-EAI is

correlated to Puerto

Rico’s real

GNP.

During the calendar

year 2024, the

EDB-EAI averaged 128.1,

increasing
by 0.6%

on a year-over-year

basis and

reaching its

highest level

since 2014.

For February

2025, estimates

showed that

the EDB-EAI
stood

at

127.5,

down

0.9%

on

a

year-over-year

basis.

Over

the

12-month

period

ended February

28,

2025,

the

EDB-EAI

averaged
127.9, 0.1% below the comparable figure a year earlier.

Labor market trends

remain positive. Data

published by the

Bureau of Labor

Statistics showed that

non-farm payrolls in

June 2025
in Puerto Rico increased by 1.0% when compared to June

2024, primarily driven by payrolls in the private sector as these increased by
1.2% from the comparable

figure a year earlier.

Key industries driving private-sector

payroll growth include Construction

with a year-
over-year

increase

of 5.6%

and

Leisure

&

Hospitality

with

a

positive

variance

of 3.5%.

The unemployment

rate

remained

stable

at
5.5% in June 2025.
Fiscal Plan

On June

6, 2025,

the PROMESA

oversight board

certified a revised

2024 Fiscal

Plan for

Puerto Rico

for the

purpose of

including
the currently anticipated

fiscal performance and updated

Fiscal Year

2025 revenue forecast based

on the most recent

available data on
revenue collections. The

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

2025, over

$3.5 billion

in disaster

relief funds

were disbursed

through the

Federal

Emergency

Management

Agency
(“FEMA”)

Public

Assistance

program

and

the

HUD

Community

Development

Block

Grant

(“CDBG”)

program,

a

1.4%

increase
when compared

to the

same period

in 2024.

Excluding disaster

relief funds

related to

Hurricane Fiona

which occurred

in September
2022 directed

towards emergency

efforts, disbursements

from FEMA’s

Public Assistance

program and

the CDBG program

increased
by 9.6% on a year-over-year

basis. These funds will continue

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

21, 2025,

over 4,000

projects had

already
been completed

under FEMA’s

Public Assistance

Permanent Work

programs while

over 20,100

projects were

active across

different
stages

of

execution

for

a

total

cost

of

$11.6

billion,

equivalent

to

approximately

31%

of

the

agency’s

$37.2

billion

obligation,
according to the Central Office for Recovery,

Reconstruction and Resiliency (“COR3”).
On

June

27,

2025,

the

PROMESA

oversight

board

certified

the

$32.7

billion

fiscal

year

2026

Budget

for

the

Commonwealth

of
Puerto

Rico

consisting

of

the $13.1

billion

general

fund budget,

the $5.4

billion

special revenue

fund

budget,

and

the $14.2

billion
federal fund

budget. According

to the

oversight board,

the fiscal

year 2026

Budget was

developed jointly

with the

local government
and

reflects the

unprecedented

uncertainty

around federal

funding,

economic

growth,

and

Medicaid

costs in

the coming

fiscal

year.
More

than

60% of

total

government

funding

is allocated

to

health,

education,

public

safety,

housing

and

retirees.

The general

fund
budget increases

total spending

by 1.5%

from the

previous fiscal

year,

excluding certain

reclassifications of

general fund

revenues as
special

revenue,

while

funding

from

the

U.S.

Government

was

budgeted

to

decline

by

approximately

$1.2

billion,

mainly

due

a
reduction

in

federal

funding

for

education.

According

to

the

PROMESA

oversight

board,

the

fiscal

year

2026

Budget

prepares

the
Government for

potential further

declines in

federal funding

over the

fiscal year

that began

on July

1, 2025.

Specifically,

the budget
holds back 5% of most agencies spending for eight

months to prevent deficits should the general fund

revenue decline, federal funding

decreases

or

Medicaid

costs

increase.

Certain

expenses

are

exempt

from

the

hold

back,

including

pensions,

public

safety,

certain
transportation costs, and sales tax.
On August 5, 2025, the PROMESA oversight board

announced that it had been informed by the White House that

President Donald
Trump terminated

five members of

the board from

their positions. At

the time of

this writing, no

potential candidates

for replacement
had been announced. Management

will continue to closely monitor

any developments and assess any implications

on fiscal policy and
the overall economic environment in Puerto Rico.

Exposure to Puerto Rico Government
As of

June 30,

2025, the

Corporation had

$286.9 million

of direct

exposure to

the Puerto

Rico government,

its municipalities

and
public corporations,

compared to $288.6

million as

of December

31, 2024.

As of June

30, 2025,

approximately $196.2

million of

the
exposure consisted

of loans and

obligations of municipalities

in Puerto Rico

that are supported

by assigned property

tax revenues and
for which,

in most

cases, the

good faith,

credit and

unlimited taxing

power of

the applicable

municipality have

been pledged

to their
repayment,

and

$50.3

million

consisted

of loans

and obligations

which

are supported

by one

or more

specific

sources of

municipal
revenues.

The

Corporation’s

exposure

to

Puerto

Rico

municipalities

consisted

primarily

of

senior

priority

loans

and

obligations
concentrated in

five of the

largest municipalities

in Puerto Rico.

The municipalities

are required by

law to levy

special property taxes
in

such

amounts

as

are

required

for

the

payment

of

all

of

their

respective

general

obligation

bonds

and

notes.

In

addition

to
municipalities, the

total direct exposure

also included $8.7

million in a

loan extended to

an affiliate

of PREPA,

$28.9 million in

loans
to

a

public

corporation

of

the

Puerto

Rico

government,

and

an

obligation

of

the

Puerto

Rico

government,

specifically

a

residential
pass-through MBS

issued by the

PRHFA,

at an amortized

cost of $2.8

million as part

of its available-for-sale

debt securities portfolio
(fair value of $1.6 million as of June 30, 2025).
The

following

table

details

the

Corporation’s

total

direct

exposure

to

Puerto

Rico

government

obligations

according

to

their
maturities:
As of June 30, 2025
Investment
Portfolio
(Amortized cost) Loans
Total

Exposure
(In thousands)
Puerto Rico Housing Finance Authority:

After 10 years
$ 2,833 $ - $ 2,833
Total Puerto Rico Housing Finance Authority 2,833 - 2,833
Public corporation of the Puerto Rico government:

Due within one year
- 8,854 8,854

After 5 to 10 years
- 20,065 20,065
Total public corporation of the Puerto Rico government - 28,919 28,919

Affiliate of the Puerto Rico Electric Power Authority:

After 1 to 5 years
- 8,722 8,722
Total Puerto Rico government affiliate - 8,722 8,722
Total Puerto Rico public corporations and government affiliate - 37,641 37,641
Municipalities:

Due within one year
2,380 25,564 27,944

After 1 to 5 years
62,962 39,221 102,183

After 5 to 10 years
11,741 88,828 100,569

After 10 years
15,755 - 15,755
Total Municipalities 92,838 153,613 246,451
Total Direct

Government Exposure
$ 95,671 $ 191,254 $ 286,925
Also, as of

June 30, 2025,

the outstanding balance

of construction loans

funded through

conduit financing structures

to support the
federal programs

of Low-Income

Housing Tax

Credit (“LIHTC”)

combined with

other federal

programs amounted

to $69.7

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

lender of record.
In addition, as of

June 30, 2025, the Corporation

had $69.8 million in exposure

to residential mortgage loans

that are guaranteed by
the

PRHFA,

a

governmental

instrumentality

that

has

been

designated

as

a

covered

entity

under

PROMESA

(December

31,

2024

–
$72.5

million).

Residential

mortgage

loans

guaranteed

by

the

PRHFA

are

secured

by

the

underlying

properties

and

the

guarantees

serve to

cover shortfalls

in collateral

in the

event of

a borrower

default. The

Puerto Rico government

guarantees up

to $75 million

of
the

principal

for

all

loans

under

the

mortgage

loan

insurance

program.

According

to

the

most

recently

released

audited

financial
statements of the PRHFA,

as of June 30, 2024, the PRHFA’s

mortgage loans insurance program covered

loans in an aggregate amount
of approximately $355 million. The regulations adopted

by the PRHFA require

the establishment of adequate reserves to guarantee

the
solvency of the mortgage

loans insurance program. As

of June 30, 2024,

the most recent date

as of which information

is available, the
PRHFA had a liability

of approximately $0.7 million as an estimate of the losses inherent in the portfolio.
As

of

June

30,

2025

and

December

31,

2024,

the

Corporation

had

$2.9

billion

and

$3.1

billion,

respectively,

of

public

sector
deposits in Puerto Rico.

Approximately 21% of

the public sector deposits as

of June 30, 2025

were from municipalities and

municipal
agencies in

Puerto Rico

and 79%

were from

public corporations,

the Puerto

Rico central

government and

agencies, and

U.S. federal
government agencies in Puerto Rico.
Exposure to USVI Government
The Corporation has operations in the USVI and has credit exposure to USVI government entities.
For many years, the

USVI has been experiencing

several fiscal and economic

challenges that have deteriorated

the overall financial
and

economic

conditions

in

the

area.

On

June

17,

2024,

the

United

States

Bureau

of

Economic

Analysis

(the

“BEA”)

released

its
estimates of GDP

for 2022.

According to

the BEA, the

USVI’s

real GDP decreased

1.3% in 2022

after increasing

3.7% in 2021.

The
decrease

in

real

GDP

reflected

declines

in

exports,

private

fixed

investment,

government

spending,

and

personal

consumption
expenditures. These

negative variances were

partly offset

by an increase

in inventory investment,

while imports,

a subtraction item

in
the calculation of GDP,

decreased. The annual

publication of BEA’s

GDP statistics for the

USVI is made possible through

funding by
the

Office

of

Insular

Affairs

(“OIA”)

of

the

U.S.

Department

of

the

Interior.

OIA

has

paused

funding

of

this

work

to

conduct

an
exploratory

assessment

of

territorial

source

data

with

the

goal

of

informing

how

to

strategically

invest

in

and

support

the

USVI's
economic statistics into the future. Without

funding, BEA is pausing the production of GDP statistics

for the USVI. When funding and
improved data sources become available, BEA plans to resume production of these statistics.
Over the past

three years, the

USVI has been

recovering from the

adverse impact caused

by COVID-19 and

has continued to

make
progress

on

its

rebuilding

efforts

related

to

Hurricanes

Irma

and

Maria,

which

occurred

in

September

2017.

According

to

data
published

by FEMA,

there were

over $26.1

billion in

obligated

disaster recovery

funds for

the USVI

as of

May 31,

2025, up

$10.9
billion (or 71%)

from the comparable

figure a year

earlier. During

the 12-month

period ended May

31, 2025, over

$707 million were
disbursed in the territory,

representing a year-over-year increase of 66%.

Finally, PROMESA

does not apply to

the USVI and, as such,

there is currently no federal

legislation permitting the restructuring

of
the debts of the USVI and

its public corporations and instrumentalities.

To the

extent that the fiscal condition of the

USVI government
deteriorates

again,

the

U.S.

Congress

or

the

government

of

the

USVI

may

enact

legislation

allowing

for

the

restructuring

of

the
financial

obligations

of

the

USVI

government

entities

or

imposing

a

stay

on

creditor

remedies,

including

by

making

PROMESA
applicable to the USVI.
As of June 30, 2025 and December 31, 2024, the Corporation had

$129.2 million and $100.4 million, respectively,

in loans to USVI
public

corporations,

of

which

$95.5

million

and

$68.2

million,

respectively,

were

fully

collateralized

by

cash

balances

held

at

the
Bank. As of June 30, 2025, all loans were currently performing and up to date on principal and interest payments.

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
30, 2025, the end

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

ended June 30,

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

30, 2025.
Issuer Purchases of Equity Securities
The following

table provides

information in

relation to

the Corporation’s purchases

of its common

stock during

the quarter ended

June
30, 2025.
Period
Total Number of Shares
Purchased

Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs (1)
Approximate Dollar Value
of Shares that May Yet

be
Purchased Under the Plans
or Programs (in
thousands) (1)
April 1, 2025 - April 30, 2025 1,555,174 $ 17.80 1,555,174 $ 100,012
May 1, 2025 - May 31, 2025 34,314 20.12 28,557 99,443
June 1, 2025 - June 30, 2025 260 20.83 - 88,300
Total 1,589,748
(2) (3)
1,583,731
(1)
As of

June 30,

2025, the

Corporation was

authorized to

purchase up

to $250

million that

could include

repurchases of

common stock

and/or junior

subordinated debentures

under the
program that

was publicly

announced on

July 22,

2024. During

the second

quarter of

2025, the

Corporation repurchased

approximately $28.2

million in

common stock

and redeemed
$11.1 million

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
(2)
Includes 1,583,731 shares of common stock repurchased in the open market at an average price of $17.84 for a total purchase price of approximately $28.2 million.
(3)
Includes 6,017 shares

of common stock

acquired by the

Corporation to cover

minimum tax withholding

obligations upon the

vesting of equity-based

awards. The Corporation

intends to
continue to satisfy statutory tax withholding obligations in connection with the vesting of outstanding restricted stock and

performance units through the withholding of shares.
ITEM 5.

OTHER INFORMATION
During the quarter ended June 30, 2025, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Exchange
Act)
adopted

or
terminated

a

“Rule

10b5-1

trading

arrangement”

or
“non-Rule
10b5-1

trading

arrangement,”

as

those

terms

are
defined in Item 408 of Regulation S-K.

ITEM 6.

EXHIBITS

See the Exhibit Index below, which is incorporated by

reference herein:

EXHIBIT INDEX

Exhibit No. Description
10.1
Professional Services Agreement, as of May 16, 2025, by and between Cassan Pancham and FirstBank Puerto Rico, incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K/A filed on May 16, 2025
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
104
The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline
XBRL (included within the Exhibit 101 attachments)

SIGNATURES
Pursuant to

the requirements

of the

Securities Exchange

Act of

1934, the

Corporation has

duly caused

this report

to be

signed on

its
behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant
Date:

August 7, 2025
By:

/s/ Aurelio Alemán

Aurelio Alemán

President and Chief Executive Officer
Date: August 7, 2025
By:

/s/ Orlando Berges

Orlando Berges

Executive Vice President and Chief Financial Officer