Form 10-Q
period 2025-09-30
FIRST BANCORP /PR/
filed 2025-11-07
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

20549
____________
FORM
10-Q
(Mark One)
[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2025
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
Common stock:
157,936,923

shares outstanding as of November 4, 2025.

FIRST BANCORP.
INDEX PAGE
PART

I. FINANCIAL INFORMATION

PAGE
Item 1. Financial Statements:
Consolidated

Statements

of

Financial

Condition

(Unaudited)

as

of

September

30,

2025

and
December 31, 2024

5
Consolidated

Statements

of

Income

(Unaudited)

–

Quarters

and

Nine-Month

Periods

ended
September 30, 2025 and 2024
6
Consolidated

Statements

of

Comprehensive

Income

(Unaudited)

–

Quarters

and

Nine-Month
Periods ended September 30, 2025 and 2024
7
Consolidated

Statements

of

Cash

Flows

(Unaudited)

–

Nine-Month

Periods

ended

September
30, 2025 and 2024

8
Consolidated Statements

of Changes in

Stockholders’ Equity (Unaudited)

– Quarters and

Nine-
Month Periods ended September 30, 2025 and 2024
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
126
126
Item 6.
Exhibits

127
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

July

4,

2025,

the

reduction

in

staffing

at

U.S.
governmental

agencies,

the

effects

of

the

U.S.

federal

government

shutdown

that

began

on

October

1,

2025

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
September 30, 2025 December 31, 2024
(In thousands, except for share information)
ASSETS
Cash and due from banks $
897,877
$
1,158,215
Money market investments:
Time deposit with another financial institution
750
500
Other short-term investments
943
700
Total money market investments
1,693
1,200
Available-for-sale debt securities, at fair value (amortized cost of

$
4,984,446

as of September 30, 2025 and $
5,125,408

as of December 31, 2024; ACL of $
658

as of September 30, 2025 and $
521

as of December 31, 2024)
4,598,303
4,565,302
Held-to-maturity debt securities, at amortized

cost, net of ACL of $
698

as of September 30, 2025 and $
802
as of December 31, 2024 (fair value of

$
269,253

as of September 30, 2025 and $
308,040

as of December 31, 2024)
272,665
316,984
Equity securities
44,390
52,018
Total investment securities
4,915,358
4,934,304
Loans held for investment, net of ACL of

$
246,990

as of September 30, 2025 and $
243,942

as of December 31, 2024
12,801,694
12,502,614
Mortgage loans held for sale, at lower of

cost or market
12,546
15,276
Total loans, net
12,814,240
12,517,890
Accrued interest receivable on loans and

investments
66,109
71,881
Premises and equipment, net
126,968
133,437
Other real estate owned (“OREO”)
9,343
17,306
Deferred tax asset, net
146,926
136,356
Goodwill
38,611
38,611
Other intangible assets
3,676
6,967
Other assets
300,534
276,754
Total assets $
19,321,335
$
19,292,921
LIABILITIES
Non-interest-bearing deposits $
5,374,894
$
5,547,538
Interest-bearing deposits
11,486,153
11,323,760
Total deposits
16,861,047
16,871,298
Long-term borrowings
290,000
561,700
Accounts payable and other liabilities
252,243
190,687
Total liabilities
17,403,290
17,623,685
Commitments and contingencies (See

Note 19)
(nil) (nil)
STOCKHOLDERS’ EQUITY
Common stock, $
0.10

par value,
2,000,000,000

shares authorized;
223,663,116

shares issued;
159,134,896
shares outstanding as of September 30,

2025 and
163,868,877

shares outstanding as of December 31, 2024
22,366
22,366
Additional paid-in capital
961,441
964,964
Retained earnings, includes legal surplus

reserve of $
230,178

as of each of September 30, 2025 and

December 31, 2024
2,209,198
2,038,812
Treasury stock (at cost),
64,528,220

shares as of September 30, 2025 and
59,794,239

shares as of December 31, 2024
(882,504)
(790,350)
Accumulated other comprehensive loss,

net of tax of $
8,221

as of each of September 30, 2025 and

December 31, 2024
(392,456)
(566,556)
Total stockholders’ equity
1,918,045
1,669,236
Total liabilities and stockholders’ equity $
19,321,335
$
19,292,921
The accompanying notes are an integral part

of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Quarter Ended September 30, Nine-Month Period Ended September 30,
2025 2024 2025 2024
(In thousands, except per share information)
Interest and dividend income:

Loans
$
247,216
$
243,720
$
731,121
$
720,776

Investment securities
25,832
22,173
73,080
69,553

Money market investments and interest-bearing cash accounts
9,695
8,782
33,797
25,096

Total interest and dividend income
282,743
274,675
837,998
815,425
Interest expense:

Deposits
61,345
63,704
178,480
190,400

Short-term borrowings
10
-
86
-

Long-term borrowings
3,472
8,907
13,260
26,813

Total interest expense
64,827
72,611
191,826
217,213

Net interest income
217,916
202,064
646,172
598,212
Provision for credit losses - expense (benefit):

Loans and finance leases
18,270
16,470
63,488
41,317

Unfunded loan commitments
(756)
(1,041)
(532)
(1,177)

Debt securities
79
(184)
34
(1,123)

Provision for credit losses - expense
17,593
15,245
62,990
39,017

Net interest income after provision for credit losses
200,323
186,819
583,182
559,195
Non-interest income:

Service charges and fees on deposit accounts
9,811
9,684
29,207
29,071

Mortgage banking activities
3,309
3,199
9,887
9,500

Insurance commission income
2,618
3,003
10,961
11,296

Card and processing income
11,682
11,768
35,037
34,603

Other non-interest income
3,374
4,848
12,386
14,053

Total non-interest income

30,794
32,502
97,478
98,523
Non-interest expenses:

Employees’ compensation and benefits
59,761
59,081
181,956
176,043

Occupancy and equipment
22,185
22,424
67,112
65,656

Business promotion
3,884
4,116
10,657
12,317

Professional service fees
11,903
12,538
34,998
37,645

Taxes, other than income taxes
6,092
5,665
17,682
16,202

FDIC deposit insurance
2,236
2,164
6,707
7,582

Net loss (gain) on OREO operations
1,033
(1,339)
(687)
(6,400)

Credit and debit card processing expenses
7,889
7,095
20,746
20,453

Communications
2,294
2,170
6,747
6,528

Other non-interest expenses
7,617
9,021
25,335
26,514

Total non-interest expenses
124,894
122,935
371,253
362,540
Income before income taxes
106,223
96,386
309,407
295,178
Income tax expense
5,697
22,659
51,642
72,155
Net income

$
100,526
$
73,727
$
257,765
$
223,023
Net income attributable to common stockholders

$
100,526
$
73,727
$
257,765
$
223,023
Net income per common share:

Basic
$
0.63
$
0.45
$
1.60
$
1.35

Diluted
$
0.63
$
0.45
$
1.59
$
1.35
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Quarter Ended September 30, Nine-Month Period Ended September 30,
2025 2024 2025 2024
(In thousands)
Net income

$
100,526
$
73,727
$
257,765
$
223,023
Other comprehensive income, net of tax:
Available-for-sale debt securities:
Net unrealized holding gains on debt securities

(1)
48,834
160,054
174,100
155,549
Other comprehensive income for the period, net of tax
48,834
160,054
174,100
155,549

Total comprehensive income $
149,360
$
233,781
$
431,865
$
378,572
(1)
Net unrealized holding gains

on available-for-sale debt securities

have no tax effect

because securities are either

tax-exempt, held by an

International Banking Entity

(“IBE”), or have a

full deferred tax asset valuation
allowance.
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine-Month Period Ended September 30,
2025 2024
(In thousands)
Cash flows from operating activities:
Net income

$
257,765
$
223,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
13,128
13,995
Amortization of intangible assets
3,291
5,123
Provision for credit losses
62,990
39,017
Deferred income tax (benefit) expense
(10,570)
12,643
Stock-based compensation
7,987
6,789
Unrealized gain on derivative instruments
(472)
(232)
Net gain on disposals or sales, and impairments of premises

and equipment and other assets
-
(68)
Net gain on sales of loans and loans held-for-sale valuation adjustments

(3,262)
(2,864)
Net (accretion) amortization of discounts, premiums, and

deferred loan fees and costs
(766)
449
Originations and purchases of loans held for sale
(124,210)
(116,430)
Sales and repayments of loans held for sale
130,123
113,176
Amortization of broker placement fees
509
554
Net amortization of premiums and discounts on investment securities
145
3,887
(Increase) decrease in accrued interest receivable
(2,751)
10,248
Increase in accrued interest payable
1,399
9,890
Decrease (increase) in other assets
8,851
(11,293)
Decrease in other liabilities
(2,862)
(558)

Net cash provided by operating activities
341,295
307,349
Cash flows from investing activities:
Net disbursements on loans held for investment
(398,533)
(365,298)
Proceeds from sales of loans held for investment
2,475
18,362
Proceeds from sales of repossessed assets
41,125
51,129
Purchases of available-for-sale debt securities
(922,383)
(44,063)
Proceeds from principal repayments and maturities of available-for-sale debt securities
1,134,582
530,232
Proceeds from principal repayments of held-to-maturity debt securities
45,402
32,467
Additions to premises and equipment
(6,955)
(8,387)
Proceeds from sales of premises and equipment and other assets
-
1,317
Net redemptions (purchases) of equity securities
7,751
(2,637)
Proceeds from the settlement of insurance claims - investing activities
-
670

Net cash (used in) provided by investing activities
(96,536)
213,792
Cash flows from financing activities:
Net decrease in deposits
(43,588)
(268,556)
Repayments of long-term borrowings
(269,850)
(48,500)
Repurchase of outstanding common stock
(103,664)
(102,369)
Dividends paid on common stock
(87,502)
(79,509)

Net cash used in financing activities
(504,604)
(498,934)
Net (decrease) increase in cash and cash equivalents
(259,845)
22,207
Cash and cash equivalents at beginning of year
1,159,415
663,164
Cash and cash equivalents at end of period $
899,570
$
685,371
Cash and cash equivalents include:
Cash and due from banks $
897,877
$
684,028
Money market investments
1,693
1,343
$
899,570
$
685,371
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’

EQUITY
(Unaudited)
Quarter Ended September 30, Nine-Month Period Ended September 30,
2025 2024 2025 2024
(In thousands, except per share information)
Common Stock $
22,366
$
22,366
$
22,366
$
22,366
Additional Paid-In Capital:

Balance at beginning of period
959,629
961,254
964,964
965,707

Stock-based compensation expense
2,109
1,942
7,987
6,789

Common stock reissued under stock-based compensation plan
(297)
(274)
(11,653)
(9,621)

Restricted stock forfeited
-
51
143
98

Balance at end of period
961,441
962,973
961,441
962,973
Retained Earnings:

Balance at beginning of period
2,137,421
1,941,980
2,038,812
1,846,112

Net income

100,526
73,727
257,765
223,023

Dividends on common stock ($
0.18

per share and $
0.16

per share for the quarters ended

September 30, 2025 and 2024, respectively; $
0.54

per share and $
0.48

per share for the

nine-month periods ended September 30, 2025 and 2024, respectively)
(28,749)
(26,288)
(87,379)
(79,716)

Balance at end of period
2,209,198
1,989,419
2,209,198
1,989,419
Treasury Stock (at cost):

Balance at beginning of period
(832,671)
(790,465)
(790,350)
(697,406)

Common stock repurchases (See Note 11)
(50,130)
(10)
(103,664)
(102,369)

Common stock reissued under stock-based compensation plan
297
274
11,653
9,621

Restricted stock forfeited
-
(51)
(143)
(98)

Balance at end of period
(882,504)
(790,252)
(882,504)
(790,252)
Accumulated Other Comprehensive Loss, net

of tax:

Balance at beginning of period
(441,290)
(643,675)
(566,556)
(639,170)

Other comprehensive income, net of tax
48,834
160,054
174,100
155,549

Balance at end of period
(392,456)
(483,621)
(392,456)
(483,621)

Total stockholders’ equity
$
1,918,045
$
1,700,885
$
1,918,045
$
1,700,885
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
INDEX TO NOTES TO CONSOLIDATED

FINANCIAL STATEMENTS
PAGE
Note 1 –
Basis of Presentation and Significant Accounting Policies

11
Note 2 – Debt Securities
13
Note 3 – Loans Held for Investment
23
Note 4 – Allowance for Credit Losses for Loans and Finance Leases
43
Note 5 – Other Real Estate Owned (“OREO”)
46
Note 6 – Non-Consolidated Variable Interest Entities (“VIEs”) and Servicing Assets
47
Note 7 – Deposits
50
Note 8 – Borrowings
51
Note 9 – Earnings per Common Share
52
Note 10 – Stock-Based Compensation
53
Note 11 – Stockholders’ Equity
56
Note 12 – Accumulated Other Comprehensive Loss
58
Note 13 – Employee Benefit Plans
58
Note 14– Income Taxes
59
Note 15 – Fair Value
60
Note 16 – Revenue from Contracts with Customers
65
Note 17 – Segment Information
67
Note 18 –
Supplemental Statements

of Cash Flows Information
70
Note 19 – Regulatory Matters, Commitments, and Contingencies
71
Note 20 – First BanCorp. (Holding Company Only) Financial Information
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

The results of operations for the quarter and nine-month period ended September 30, 2025 are not necessarily indicative of the results to be expected

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
12

Recently Issued Accounting Standards Not Yet

Effective or Not Yet

Adopted
Standard Description Effective Date Effect on the Financial Statements
ASU 2025-06, “Intangibles
– Goodwill and Other –
Internal-Use Software
(Subtopic 350-40): Targeted
Improvements to the
Accounting for Internal-Use
Software”
In September 2025, the FASB issued ASU
2025-06, which, among other things, removes
all references to project stages in ASC 350-40
and replaces them with a probability-based
assessment framework to determine the
appropriate point at which capitalization of
software development costs should begin.
Effective for annual reporting
periods beginning after December
15, 2027, and interim reporting
periods within those annual
reporting periods. Early adoption
is permitted as of the beginning of
an annual reporting period. Any of
the following transition
approaches may be elected: a
prospective transition approach, a
modified transition approach that
is based on the status of the
project and whether software costs
were capitalized before the date of
adoption, and a retrospective
transition approach.
The Corporation does not expect
to be materially impacted by the
adoption of this ASU during the
first quarter of 2028.
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
for issuance. Prospective
application is required.
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
The Corporation has carried out
the necessary data updates to
support these expanded disclosure
requirements. The Corporation
will adopt this ASU in its Form
10-K for the year ending
December 31, 2025 applying a
retrospective approach.
Accordingly, comparative
disclosures will be provided for
all periods presented. As part of
the adoption, the Corporation will
expand its income tax rate
reconciliation to separately
present nontaxable or
nondeductible items, as well as
changes in unrecognized tax
benefits. Additionally, the
Corporation will provide
disaggregated disclosures for its
major jurisdictions, which include
local and federal taxes.
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
13
NOTE 2 – DEBT SECURITIES
Available-for-Sale

Debt Securities
The amortized

cost, gross

unrealized gains

and losses,

ACL, estimated

fair value,

and weighted-average

yield of

available-for-sale
debt securities by contractual maturities as of September 30, 2025 and

December 31, 2024 were as follows:

September 30, 2025
Amortized cost
(1)
Gross Unrealized
ACL Fair Value
(2)
Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:

Due within one year
$
496,714
$
94
$
5
$
-
$
496,803
4.11
U.S. government-sponsored entities' (“GSEs”) obligations:

Due within one year
775,287
25
6,302
-
769,010
0.80

After 1 to 5 years
506,086
-
22,532
-
483,554
0.92

After 10 years
6,909
-
59
-
6,850
4.47
Puerto Rico government obligation:

After 10 years
(3)
2,753
-
846
328
1,579
-
United States and Puerto Rico government obligations
1,787,749
119
29,744
328
1,757,796
1.77
Mortgage-backed securities (“MBS”):

Residential MBS:

Freddie Mac (“FHLMC”) certificates:

Due within one year
96
-
-
-
96
2.16

After 1 to 5 years
9,720
-
189
-
9,531
2.14

After 5 to 10 years
154,316
-
11,704
-
142,612
1.39

After 10 years
821,743
552
122,155
-
700,140
1.60

985,875
552
134,048
-
852,379
1.57

Ginnie Mae (“GNMA”) certificates:

Due within one year
2
-
-
-
2
6.14

After 1 to 5 years
4,867
-
139
-
4,728
0.73

After 5 to 10 years
56,815
8
3,755
-
53,068
1.67

After 10 years
165,106
636
17,219
-
148,523
3.37
226,790
644
21,113
-
206,321
2.89

Fannie Mae (“FNMA”) certificates:

Due within one year
123
-
-
-
123
1.30

After 1 to 5 years
14,749
-
280
-
14,469
2.15

After 5 to 10 years
294,158
72
20,580
-
273,650
1.61

After 10 years
809,915
711
105,828
-
704,798
1.56

1,118,945
783
126,688
-
993,040
1.58

Collateralized mortgage obligations (“CMOs”) issued

or guaranteed by the FHLMC, FNMA, and GNMA:

After 10 years
624,637
2,875
40,829
-
586,683
3.76

Private label:

After 5 to 10 years
5,298
-
1,636
330
3,332
6.25
Total Residential MBS
2,961,545
4,854
324,314
330
2,641,755
2.15

Commercial MBS:

After 1 to 5 years
33,316
9
1,348
-
31,977
2.52

After 5 to 10 years
10,409
-
1,189
-
9,220
1.68

After 10 years
190,927
195
34,067
-
157,055
2.39
Total Commercial MBS
234,652
204
36,604
-
198,252
2.37
Total MBS
3,196,197
5,058
360,918
330
2,840,007
2.16
Other:

Due within one year
500
-
-
-
500
2.34
Total available-for-sale debt securities $
4,984,446
$
5,177
$
390,662
$
658
$
4,598,303
2.02
(1)
Excludes accrued

interest receivable

on available-for-sale

debt securities

that totaled

$
9.4

million as

of September

30, 2025

reported as

part of

accrued interest

receivable on

loans and

investment securities

in the
consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
264.9

million (amortized cost - $
301.2

million) that was pledged at the FHLB as collateral for borrowings and letters of credit as well as $
2.9

billion (amortized cost - $
3.1

billion) pledged as collateral for the
uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
15
During the first

nine months of

2025, the Corporation

purchased approximately $
994.8

million in available-for-sale

debt securities,
of

which

$
592.8

million

were U.S

Treasury

securities

with

an

average

yield

of
4.15
% and

$
402.0

million

were

U.S agencies

MBS
with an average yield of
5.24
%, including $
384.2

million of residential MBS.
Maturities

of

available-for-sale

debt

securities

are

based

on

the

period

of

final

contractual

maturity.

Expected

maturities

might
differ

from

contractual

maturities

because

they

may

be

subject

to

prepayments

and/or

call

options.

The

weighted-average

yield

on
available-for-sale

debt

securities

is

based

on

amortized

cost

and,

therefore,

does

not

give

effect

to

changes

in

fair

value.

The

net
unrealized loss

on available-for-sale

debt securities

is presented

as part

of accumulated

other comprehensive

loss in

the consolidated
statements of financial condition.
The

following

tables

present

the

fair

value

and

gross

unrealized

losses

of

the

Corporation’s

available-for-sale

debt

securities,
aggregated by

investment category

and length of

time that individual

securities have

been in a

continuous unrealized

loss position, as
of September 30, 2025 and December 31, 2024. The tables also include debt securities for which an ACL was recorded.

As of September 30, 2025
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

U.S. Treasury and U.S. GSEs’

obligations
$
156,093
$
61
$
1,247,412
$
28,837
$
1,403,505
$
28,898

Puerto Rico government obligation
-
-
1,579
846
(1)
1,579
846

MBS:

Residential MBS:

FHLMC
-
-
809,506
134,048
809,506
134,048

GNMA
20,286
148
158,847
20,965
179,133
21,113

FNMA
-
-
938,952
126,688
938,952
126,688

CMOs issued or guaranteed by the FHLMC,

FNMA, and GNMA
40,999
159
174,556
40,670
215,555
40,829

Private label
-
-
3,332
1,636
(1)
3,332
1,636

Commercial MBS
7,764
163
139,350
36,441
147,114
36,604
$
225,142
$
531
$
3,473,534
$
390,131
$
3,698,676
$
390,662
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of September 30, 2025, the

PRHFA bond and private label MBS

had an ACL of $
0.3

million
and $0.4 million, respectively.
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
3-month CME Term Secured Overnight Financing Rate (“SOFR”
) plus

a tenor

spread adjustment

of
0.26161
% and
the

original

spread

limited

to

the

weighted-average

coupon

of

the

underlying

collateral.

The

Corporation

determined

the

ACL

for
private

label

MBS

based

on

a

risk-adjusted

discounted

cash

flow

methodology

that

considers

the

structure

and

terms

of

the
instruments.

The

Corporation

utilized

probability

of default

(“PDs”)

and

loss-given

default

(“LGDs”)

that

considered,

among

other
things, historical

payment performance,

loan-to-value attributes,

and relevant

current and

forward-looking

macroeconomic variables,
such as

regional unemployment

rates and

the housing

price index.

Under this

approach, expected

cash flows

(interest and

principal)
were discounted

at the U.S.

Treasury yield

curve as of

the reporting

date. See

Note 15

– “Fair Value

”

for the significant

assumptions
used in the valuation of the private label MBS as of September 30, 2025 and December

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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
17
The following

table presents

a roll-forward

of the ACL

on available-for-sale

debt securities

by major

security type

for the quarters
and nine-month periods ended September 30, 2025 and 2024:

Quarter Ended September 30,
2025 2024
Private label
MBS
Puerto Rico

Government
Obligation Total
Private label
MBS
Puerto Rico

Government
Obligation Total
(In thousands)
Beginning balance $
176
$
337
$
513
$
163
$
386
$
549
Provision for credit losses – expense (benefit)

155
(9)
146
-
(36)
(36)
Net (charge-offs) recoveries
(1)
-
(1)
13
-
13

ACL on available-for-sale debt securities
$
330
$
328
$
658
$
176
$
350
$
526

Nine-Month Period Ended September 30,
2025 2024
Private label
MBS
Puerto Rico

Government
Obligation Total
Private label
MBS
Puerto Rico

Government
Obligation Total
(In thousands)
Beginning balance $
176
$
345
$
521
$
116
$
395
$
511
Provision for credit losses - expense (benefit)
155
(17)
138
-
(45)
(45)
Net (charge-offs) recoveries
(1)
-
(1)
60
-
60

ACL on available-for-sale debt securities
$
330
$
328
$
658
$
176
$
350
$
526

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
18
Held-to-Maturity Debt Securities
The

amortized

cost,

gross

unrecognized

gains

and

losses,

estimated

fair

value,

ACL,

weighted-average

yield

and

contractual
maturities of held-to-maturity debt securities as of September 30, 2025 and December 31, 2024 were as follows:

September 30, 2025
Amortized cost
(1) (2)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Government bonds:
Due within one year
$
1,017
$
64
$
4
$
1,077
$
2
5.11
After 1 to 5 years
56,379
2,139
163
58,355
416
7.28
After 5 to 10 years
10,313
676
162
10,827
89
5.06
After 10 years
14,870
54
-
14,924
191
7.77
Total government bonds
82,579
2,933
329
85,183
698
7.06
MBS:

Residential MBS:
FHLMC certificates:
After 1 to 5 years
9,214
-
142
9,072
-
3.03
After 10 years
15,826
-
543
15,283
-
4.31
25,040
-
685
24,355
-
3.84
GNMA certificates:
After 10 years
11,577
-
438
11,139
-
3.29
FNMA certificates:
After 5 to 10 years
9,583
-
392
9,191
-
3.11
After 10 years
46,977
-
1,392
45,585
-
4.41
56,560
-
-
1,784
54,776
-
4.19
CMOs issued or guaranteed by

FHLMC, FNMA, and GNMA:
After 10 years
23,399
-
558
22,841
-
3.43
Total Residential MBS
116,576
-
3,465
113,111
-
3.87

Commercial MBS:
Due within one year
9,112
-
41
9,071
-
3.48
After 10 years
65,096
-
3,208
61,888
-
1.94
Total Commercial MBS
74,208
-
3,249
70,959
-
2.13
Total MBS
190,784
-
6,714
184,070
-
3.20
Total held-to-maturity debt securities $
273,363
$
2,933
$
7,043
$
269,253
$
698
4.36
(1)
Excludes accrued

interest receivable

on held-to-maturity

debt securities

that totaled

$
2.0

million as

of September

30, 2025

reported as

part of

accrued interest

receivable on

loans and

investment securities

in the
consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
204.7

million (fair value - $
200.8

million) that serves as collateral for the uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
19

December 31, 2024
Amortized cost
(1) (2)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Government bonds:
Due within one year
$
2,214
$
134
$
6
$
2,342
$
6
5.07
After 1 to 5 years
61,289
2,724
438
63,575
433
7.33
After 5 to 10 years
13,184
811
205
13,790
127
5.79
After 10 years
15,755
146
-
15,901
236
8.07
Total government bonds
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
20
The

following

tables

present

the

Corporation’s

held-to-maturity

debt

securities’

fair

value

and

gross

unrecognized

losses,
aggregated

by

category

and

length

of

time

that

individual

securities

had

been

in

a

continuous

unrecognized

loss

position,

as

of
September 30, 2025 and December 31, 2024, including debt securities for which an ACL was recorded:

As of September 30, 2025
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

Government bonds
$
-
$
-
$
16,652
$
329
$
16,652
$
329

MBS:

Residential MBS:

FHLMC certificates
-
-
24,355
685
24,355
685

GNMA certificates
-
-
11,139
438
11,139
438

FNMA certificates
-
-
54,776
1,784
54,776
1,784

CMOs issued or guaranteed by FHLMC,

FNMA, and GNMA
-
-
22,841
558
22,841
558

Commercial MBS
-
-
70,959
3,249
70,959
3,249
Total held-to-maturity debt securities $
-
$
-
$
200,722
$
7,043
$
200,722
$
7,043
As of December 31, 2024
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value

Losses
Fair Value

Losses
Fair Value

Losses
(In thousands)

Government bonds
$
-
$
-
$
20,071
$
649
$
20,071
$
649

MBS:

Residential MBS:

FHLMC certificates
-
-
27,553
1,495
27,553
1,495

GNMA certificates
-
-
12,630
842
12,630
842

FNMA certificates
-
-
57,447
3,786
57,447
3,786

CMOs issued or guaranteed by FHLMC,

FNMA, and GNMA
-
-
24,245
1,321
24,245
1,321

Commercial MBS
-
-
90,557
5,468
90,557
5,468
Total held-to-maturity debt securities $
-
$
-
$
232,503
$
13,561
$
232,503
$
13,561

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
21
The

Corporation

classifies

the

held-to-maturity

debt

securities

portfolio

into

the

following

major

security

types:

MBS

issued

or
guaranteed

by

GSEs

and

underlying

collateral

and

government

bonds,

primarily

consisting

of

Puerto

Rico

municipal

bonds.

The
Corporation does not

recognize an

ACL for MBS

issued or guaranteed

by GSEs

since they are

highly rated by

major rating agencies

and
have a

long history

of no

credit losses.

In the

case of

government bonds,

the Corporation

determines the

ACL based

on the

product of

a
cumulative PD and LGD, and

the amortized cost basis of the

bonds over their remaining expected

life as described in Note 1

– “Nature of
Business

and

Summary of

Significant

Accounting

Policies,” to

the audited

financial

statements

included

in

the 2024

Annual

Report on
Form 10-K.
The Corporation

performs periodic

credit quality

reviews on

these issuers.

All of

the government

bonds were

current as

to scheduled
contractual payments as

of September 30, 2025.

The ACL of government

bonds was $
0.7

million as of

September 30, 2025, compared

to
$
0.8

million as of December 31, 2024.

The following table presents

the activity in the

ACL for held-to-maturity debt

securities by major security

type for the quarters

and
nine-month periods ended September 30, 2025 and 2024:

Government Bonds
Quarter Ended September 30,
2025 2024
(In thousands)
Beginning balance $
765
$
1,267
Provision for credit losses – benefit
(67)
(148)
ACL on held-to-maturity debt securities
$
698
$
1,119

Government Bonds
Nine-Month Period Ended September 30,
2025 2024
(In thousands)
Beginning Balance $
802
$
2,197
Provision for credit losses - benefit
(104)
(1,078)
ACL on held-to-maturity debt securities
$
698
$
1,119

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
22

Credit Quality Indicators:
The

held-to-maturity

debt

securities

portfolio

consisted

of

GSEs’

MBS,

for

which

the

Corporation

expects

no

credit

losses,

and
financing arrangements

with the

government issued

in bond form

,

which are

accounted for as

securities but

are underwritten

as loans
with

features

that

are

typically

found

in

commercial

loans.

Accordingly,

the

Corporation

monitors

the

credit

quality

of

these
government

bonds through

the use

of internal

credit-risk ratings,

which

are generally

updated

on a

quarterly

basis. The

Corporation
considers

a

municipal

bond

as

a

criticized

asset

if

its

risk

rating

is

Special

Mention,

Substandard,

Doubtful,

or

Loss.

Government
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

government

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
As of September 30, 2025 and December 31, 2024, all government bonds classified as held-to-maturity were classified as Pass.

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
2025 2024
(In thousands)
Puerto Rico and Virgin Islands region:
Residential mortgage loans, mainly secured by first mortgages $
2,367,018
$
2,323,205
Construction loans
235,313
184,427
Commercial mortgage loans

1,765,181
1,867,894
Commercial and Industrial (“C&I”) loans
2,451,416
2,325,875
Consumer loans
3,730,287
3,750,205
Loans held for investment $
10,549,215
$
10,451,606
Florida region:
Residential mortgage loans, mainly secured by first mortgages $
522,063
$
505,226
Construction loans
24,550
43,969
Commercial mortgage loans

784,194
698,090
C&I loans
1,162,825
1,040,163
Consumer loans
5,837
7,502
Loans held for investment $
2,499,469
$
2,294,950
Total:
Residential mortgage loans, mainly secured by first mortgages $
2,889,081
$
2,828,431
Construction loans
259,863
228,396
Commercial mortgage loans

2,549,375
2,565,984
C&I loans
(1)
3,614,241
3,366,038
Consumer loans
3,736,124
3,757,707
Loans held for investment
(2)
13,048,684
12,746,556
ACL on loans and finance leases
(246,990)
(243,942)

Loans held for investment, net $
12,801,694
$
12,502,614
(1)
As of September 30, 2025 and

December 31, 2024, includes $
873.7

million and $
780.9

million, respectively, of commercial loans

that were secured by real estate
and for which the primary source of repayment at origination was not dependent upon such real estate.
(2) Includes accretable fair value net purchase discounts of $
21.2

million and $
23.6

million as of September 30, 2025 and December 31, 2024, respectively.
Various

loans were

assigned as

collateral for

borrowings, government

deposits, certain

time deposits

accounts, and

related unused
commitments.

The carrying

value of

loans pledged

as collateral

amounted

to $
5.7

billion and

$
5.4

billion as

of September

30, 2025
and

December

31,

2024,

respectively.

As

of

September

30,

2025

and

December

31,

2024,

loans

pledged

as

collateral

include

$
2.1
billion

and

$
1.7

billion

respectively,

that

were

pledged

at

the

FHLB

as

collateral

for

borrowings

and

letters

of

credit;

$
3.4

billion
pledged as collateral

to secure borrowing

capacity at the

FED Discount Window

as of each

of September 30,

2025 and December

31,
2024; $
127.0

million pledged to

secure as collateral

for the uninsured

portion of

government deposits, compared

to $
163.5

million as
of

December

31,

2024;

and

$
110.1

million

pledged

to

secure

certain

time

deposits

accounts,

compared

to

$
123.0

million

as

of
December 31, 2024.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
24
The Corporation’s

aging of

the loan

portfolio held

for investment,

as well

as information

about nonaccrual

loans with

no ACL,

by
portfolio classes as of September 30, 2025 and December 31, 2024 are as follows:

As of September 30, 2025 Days Past Due and Accruing
Current
(1)
30-59 60-89
90+
(2) (3) (4)
Nonaccrual
(5)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(6)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:

FHA/VA government-guaranteed

loans
(1) (2) (4) $
72,308
$
-
$
2,755
$
13,186
$
-
$
88,249
$
-

Conventional residential mortgage loans
(1) (3) (5)
2,741,356
-
24,514
6,096
28,866
2,800,832
121
Commercial loans:

Construction loans
(1)
254,272
-
-
-
5,591
259,863
956

Commercial mortgage loans
(1) (3) (5) (6)
2,526,586
-
477
875
21,437
2,549,375
13,288

C&I loans
(5)
3,581,511
9,019
1,091
2,970
19,650
3,614,241
15,513
Consumer loans:

Auto loans
1,974,125
59,261
10,044
-
14,225
2,057,655
950

Finance leases
880,533
13,933
2,173
-
3,029
899,668
57

Personal loans
327,357
5,176
2,940
-
2,054
337,527
-

Credit cards
281,720
4,438
2,896
5,764
-
294,818
-

Other consumer loans
140,831
2,568
1,648
-
1,409
146,456
-

Total loans held for investment
$
12,780,599
$
94,395
$
48,538
$
28,891
$
96,261
$
13,048,684
$
30,885

(1)
According to

the Corporation’s

delinquency policy and

consistent with the

instructions for the

preparation of the

Consolidated Financial

Statements for Bank

Holding Companies (FR

Y-9C)

required by

the Federal
Reserve Board, residential mortgage,

commercial mortgage, and construction

loans are considered past

due when the borrower

is in arrears on

two or more monthly

payments. FHA/VA

government-guaranteed loans,
conventional residential mortgage loans, commercial mortgage, and construction loans past due 30-59 days, but less than two payments in arrears, as of September 30,

2025 amounted to $
8.6

million, $
63.0

million, $
1.9
million, and $
0.1

million, respectively.
(2)
It is the Corporation’s policy to report

delinquent Federal Housing Authority (“FHA”)/U.S. Department of Veterans

Affairs (“VA”)

government-guaranteed residential mortgage loans as past-due loans 90 days and still accruing as

opposed to

nonaccrual loans.

The Corporation

continues accruing

interest on

these loans

until they

have passed

the 15-month

delinquency mark,

taking into

consideration the

FHA interest

curtailment
process. These balances include $
5.0

million of residential mortgage loans guaranteed by the FHA that were over 15 months delinquent as of September 30, 2025.
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
5.0

million as of
September 30, 2025 ($
4.1

million conventional residential mortgage loans and $
0.9

million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.
(4)
Included rebooked loans, which were previously pooled

into GNMA securities, amounting to $
3.8

million as of September 30, 2025. Under

the GNMA program, the Corporation has the option

but not the obligation to
repurchase loans

that meet

GNMA’s

specified delinquency

criteria. For

accounting purposes,

these loans

subject to

the repurchase

option are

required to

be reflected

on the

financial statements

with an

offsetting
liability.
(5) Nonaccrual loans in the Florida region amounted to $
22.7

million as of September 30, 2025, of which $
12.2

million was a commercial mortgage loan, $
10.3

million were residential mortgage loans, and $
0.2

million was
a C&I loan.
(6) Includes $
12.2

million related to a nonaccrual commercial mortgage loan with no ACL in the Florida region as of September 30, 2025.

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
When

a

loan

is placed

in

nonaccrual

status,

any

accrued

but uncollected

interest

income

is reversed

and

charged

against interest
income

and the

amortization of

any net

deferred fees

is suspended.

The amount

of accrued

interest reversed

against interest

income
totaled $
0.8

million and $
2.4

million for the quarter

and nine-month period ended

September 30, 2025, respectively,

compared to $
0.8
million and $
2.3

million for the same periods

in 2024, respectively.

For the quarter and

nine-month period ended September

30, 2025,
interest income recognized on nonaccrual

loans amounted to $
0.4

million and $
1.1

million, respectively,

compared to $
0.5

million and
$
1.4

million for the same periods in 2024, respectively.
As of

September 30,

2025, the

recorded investment

on residential

mortgage loans

collateralized by

residential real

estate property
that

were

in

the

process

of

foreclosure

amounted

to

$
26.6

million,

including

$
7.1

million

of

FHA/VA

government-guaranteed
mortgage

loans,

and

$
3.2

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

2025, the

gross charge

-offs for

the nine-month

period
ended September

30, 2025

by portfolio

classes and

by origination

year, and

the amortized

cost of

commercial and

construction loans
by portfolio classes based on the internal credit-risk category as of December

31, 2024, were as follows:

As of September 30, 2025
As of
December 31,
2024 Puerto Rico and Virgin Islands Region
Term Loans
Amortized Cost Basis by Origination Year
(1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
18,067
$
94,860
$
107,269
$
5,558
$
222
$
3,746
$
-
$
229,722
$
179,755

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
4,321
-
-
1,270
-
5,591
4,672

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
18,067
$
94,860
$
111,590
$
5,558
$
222
$
5,016
$
-
$
235,313
$
184,427

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
149,598
$
310,600
$
165,780
$
333,310
$
120,623
$
624,066
$
4,938
$
1,708,915
$
1,804,876

Criticized:

Special Mention
532
-
3,300
-
-
30,166
-
33,998
37,035

Substandard
460
-
451
3,066
-
18,291
-
22,268
25,983

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
150,590
$
310,600
$
169,531
$
336,376
$
120,623
$
672,523
$
4,938
$
1,765,181
$
1,867,894

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
332,296
$
261,615
$
339,539
$
247,724
$
84,239
$
333,587
$
768,333
$
2,367,333
$
2,249,680

Criticized:

Special Mention
-
-
3,012
-
-
-
38,559
41,571
44,900

Substandard
-
-
776
3,198
23,240
6,426
8,872
42,512
31,295

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
332,296
$
261,615
$
343,327
$
250,922
$
107,479
$
340,013
$
815,764
$
2,451,416
$
2,325,875

Charge-offs on C&I loans
$
-
$
43
$
52
$
-
$
-
$
50
$
171
$
316
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
27

As of September 30, 2025
As of
December 31,
2024
Term Loans
Florida Region Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
-
$
709
$
23,841
$
-
$
-
$
-
$
-
$
24,550
$
43,969

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
-
-
-
-
-
-
-

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
-
$
709
$
23,841
$
-
$
-
$
-
$
-
$
24,550
$
43,969

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
129,061
$
76,892
$
26,702
$
205,733
$
100,103
$
179,517
$
35,535
$
753,543
$
672,736

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
-
17,609
-
13,042
-
30,651
25,354

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
129,061
$
76,892
$
26,702
$
223,342
$
100,103
$
192,559
$
35,535
$
784,194
$
698,090

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
135,562
$
303,908
$
177,188
$
144,080
$
114,267
$
101,150
$
186,474
$
1,162,629
$
1,029,100

Criticized:

Special Mention
-
-
-
-
-
-
-
-
11,063

Substandard
-
-
-
-
-
196
-
196
-

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
135,562
$
303,908
$
177,188
$
144,080
$
114,267
$
101,346
$
186,474
$
1,162,825
$
1,040,163

Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
28

As of September 30, 2025
As of
December 31,
2024
Term Loans
Total Amortized Cost Basis by Origination Year

(1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION

Risk Ratings:

Pass
$
18,067
$
95,569
$
131,110
$
5,558
$
222
$
3,746
$
-
$
254,272
$
223,724

Criticized:

Special Mention
-
-
-
-
-
-
-
-
-

Substandard
-
-
4,321
-
-
1,270
-
5,591
4,672

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total construction loans
$
18,067
$
95,569
$
135,431
$
5,558
$
222
$
5,016
$
-
$
259,863
$
228,396

Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE

Risk Ratings:

Pass
$
278,659
$
387,492
$
192,482
$
539,043
$
220,726
$
803,583
$
40,473
$
2,462,458
$
2,477,612

Criticized:

Special Mention
532
-
3,300
-
-
30,166
-
33,998
37,035

Substandard
460
-
451
20,675
-
31,333
-
52,919
51,337

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total commercial mortgage loans
$
279,651
$
387,492
$
196,233
$
559,718
$
220,726
$
865,082
$
40,473
$
2,549,375
$
2,565,984

Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I

Risk Ratings:

Pass
$
467,858
$
565,523
$
516,727
$
391,804
$
198,506
$
434,737
$
954,807
$
3,529,962
$
3,278,780

Criticized:

Special Mention
-
-
3,012
-
-
-
38,559
41,571
55,963

Substandard
-
-
776
3,198
23,240
6,622
8,872
42,708
31,295

Doubtful
-
-
-
-
-
-
-
-
-

Loss
-
-
-
-
-
-
-
-
-

Total C&I loans
$
467,858
$
565,523
$
520,515
$
395,002
$
221,746
$
441,359
$
1,002,238
$
3,614,241
$
3,366,038

Charge-offs on C&I loans
$
-
$
43
$
52
$
-
$
-
$
50
$
171
$
316
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
29
The following

tables present the

amortized cost of

residential mortgage

loans by portfolio

classes and by

origination year

based on
accrual

status as

of

September

30,

2025,

the

gross charge

-offs

for

the

nine-month

period

ended

September

30,

2025 by

origination
year, and the amortized cost of residential mortgage

loans by portfolio classes based on accrual status as of December 31, 2024:

As of September 30, 2025
As of
December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
204
$
1,125
$
759
$
1,489
$
83,578
$
-
$
87,155
$
91,124
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
204
$
1,125
$
759
$
1,489
$
83,578
$
-
$
87,155
$
91,124
Conventional residential mortgage loans
Accrual Status:
Performing $
181,928
$
183,224
$
157,771
$
146,530
$
58,830
$
1,532,963
$
-
$
2,261,246
$
2,208,672
Non-Performing
-
-
-
395
101
18,121
-
18,617
23,409
Total conventional residential mortgage loans $
181,928
$
183,224
$
157,771
$
146,925
$
58,931
$
1,551,084
$
-
$
2,279,863
$
2,232,081
Total
Accrual Status:
Performing $
181,928
$
183,428
$
158,896
$
147,289
$
60,319
$
1,616,541
$
-
$
2,348,401
$
2,299,796
Non-Performing
-
-
-
395
101
18,121
-
18,617
23,409
Total residential mortgage loans

$
181,928
$
183,428
$
158,896
$
147,684
$
60,420
$
1,634,662
$
-
$
2,367,018
$
2,323,205
Charge-offs on residential mortgage loans $
-
$
6
$
-
$
-
$
5
$
960
$
-
$
971
(1) Excludes accrued interest receivable.

As of September 30, 2025
As of
December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
1,094
$
-
$
1,094
$
1,128
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
1,094
$
-
$
1,094
$
1,128
Conventional residential mortgage loans
Accrual Status:
Performing $
54,447
$
85,190
$
79,415
$
63,770
$
38,950
$
188,948
$
-
$
510,720
$
495,558
Non-Performing
-
-
1,394
1,900
-
6,955
-
10,249
8,540
Total conventional residential mortgage loans $
54,447
$
85,190
$
80,809
$
65,670
$
38,950
$
195,903
$
-
$
520,969
$
504,098
Total
Accrual Status:
Performing $
54,447
$
85,190
$
79,415
$
63,770
$
38,950
$
190,042
$
-
$
511,814
$
496,686
Non-Performing
-
-
1,394
1,900
-
6,955
-
10,249
8,540
Total residential mortgage loans $
54,447
$
85,190
$
80,809
$
65,670
$
38,950
$
196,997
$
-
$
522,063
$
505,226
Charge-offs on residential mortgage loans $
-
$
-
$
8
$
-
$
-
$
-
$
-
$
8
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
30

As of September 30, 2025
As of
December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
204
$
1,125
$
759
$
1,489
$
84,672
$
-
$
88,249
$
92,252
Non-Performing
-
-
-
-
-
-
-
-
-
Total FHA/VA

government-guaranteed loans
$
-
$
204
$
1,125
$
759
$
1,489
$
84,672
$
-
$
88,249
$
92,252
Conventional residential mortgage loans
Accrual Status:
Performing $
236,375
$
268,414
$
237,186
$
210,300
$
97,780
$
1,721,911
$
-
$
2,771,966
$
2,704,230
Non-Performing
-
-
1,394
2,295
101
25,076
-
28,866
31,949
Total conventional residential mortgage loans $
236,375
$
268,414
$
238,580
$
212,595
$
97,881
$
1,746,987
$
-
$
2,800,832
$
2,736,179
Total
Accrual Status:
Performing $
236,375
$
268,618
$
238,311
$
211,059
$
99,269
$
1,806,583
$
-
$
2,860,215
$
2,796,482
Non-Performing
-
-
1,394
2,295
101
25,076
-
28,866
31,949
Total residential mortgage loans $
236,375
$
268,618
$
239,705
$
213,354
$
99,370
$
1,831,659
$
-
$
2,889,081
$
2,828,431
Charge-offs on residential mortgage loans $
-
$
6
$
8
$
-
$
5
$
960
$
-
$
979
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
31
The

following

tables present

the

amortized

cost

of

consumer

loans

by

portfolio

classes

and

by

origination

year

based on

accrual
status as

of September

30, 2025,

the gross

charge-offs

for the

nine-month period

ended September

30, 2025

by portfolio

classes and
by origination year, and the amortized

cost of consumer loans by portfolio classes based on accrual status as of December 31,

2024:

As of September 30, 2025
As of
December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year
(1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Region:
Auto loans
Accrual Status:
Performing $
463,321
$
543,569
$
413,688
$
312,217
$
199,575
$
111,027
$
-
$
2,043,397
$
2,010,690
Non-Performing
613
2,057
3,219
3,157
2,303
2,876
-
14,225
15,295
Total auto loans $
463,934
$
545,626
$
416,907
$
315,374
$
201,878
$
113,903
$
-
$
2,057,622
$
2,025,985
Charge-offs on auto loans $
721
$
4,876
$
8,618
$
5,606
$
2,620
$
2,244
$
-
$
24,685
Finance leases
Accrual Status:
Performing $
178,008
$
222,686
$
224,272
$
155,078
$
85,116
$
31,479
$
-
$
896,639
$
895,634
Non-Performing
49
475
578
866
295
766
-
3,029
3,812
Total finance leases $
178,057
$
223,161
$
224,850
$
155,944
$
85,411
$
32,245
$
-
$
899,668
$
899,446
Charge-offs on finance leases $
129
$
1,024
$
3,471
$
2,532
$
816
$
952
$
-
$
8,924
Personal loans
Accrual Status:
Performing $
85,200
$
97,141
$
81,485
$
50,073
$
10,737
$
10,662
$
-
$
335,298
$
358,033
Non-Performing
17
414
874
532
110
107
-
2,054
2,136
Total personal loans $
85,217
$
97,555
$
82,359
$
50,605
$
10,847
$
10,769
$
-
$
337,352
$
360,169
Charge-offs on personal loans $
137
$
3,152
$
6,114
$
4,178
$
690
$
970
$
-
$
15,241
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
294,818
$
294,818
$
321,014
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
294,818
$
294,818
$
321,014
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
16,540
$
16,540
Other consumer loans
Accrual Status:
Performing $
54,127
$
36,987
$
22,706
$
10,758
$
2,699
$
4,031
$
8,125
$
139,433
$
142,091
Non-Performing
203
406
270
169
60
135
151
1,394
1,500
Total other consumer loans $
54,330
$
37,393
$
22,976
$
10,927
$
2,759
$
4,166
$
8,276
$
140,827
$
143,591
Charge-offs on other consumer loans $
423
$
4,926
$
3,538
$
1,388
$
324
$
205
$
414
$
11,218
Total
Accrual Status:
Performing $
780,656
$
900,383
$
742,151
$
528,126
$
298,127
$
157,199
$
302,943
$
3,709,585
$
3,727,462
Non-Performing
882
3,352
4,941
4,724
2,768
3,884
151
20,702
22,743
Total consumer loans

$
781,538
$
903,735
$
747,092
$
532,850
$
300,895
$
161,083
$
303,094
$
3,730,287
$
3,750,205
Charge-offs on total consumer loans $
1,410
$
13,978
$
21,741
$
13,704
$
4,450
$
4,371
$
16,954
$
76,608
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
32

As of September 30, 2025
As of
December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
Auto loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
33
$
-
$
33
$
183
Non-Performing
-
-
-
-
-
-
-
-
10
Total auto loans $
-
$
-
$
-
$
-
$
-
$
33
$
-
$
33
$
193
Charge-offs on auto loans $
-
$
-
$
-
$
-
$
-
$
21
$
-
$
21
Finance leases
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Personal loans
Accrual Status:
Performing $
-
$
133
$
42
$
-
$
-
$
-
$
-
$
175
$
1,739
Non-Performing
-
-
-
-
-
-
-
-
-
Total personal loans $
-
$
133
$
42
$
-
$
-
$
-
$
-
$
175
$
1,739
Charge-offs on personal loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Other consumer loans
Accrual Status:
Performing $
481
$
1,167
$
-
$
-
$
209
$
1,913
$
1,844
$
5,614
$
5,535
Non-Performing
-
-
-
-
-
14
1
15
35
Total other consumer loans $
481
$
1,167
$
-
$
-
$
209
$
1,927
$
1,845
$
5,629
$
5,570
Charge-offs on other consumer loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Total
Accrual Status:
Performing $
481
$
1,300
$
42
$
-
$
209
$
1,946
$
1,844
$
5,822
$
7,457
Non-Performing
-
-
-
-
-
14
1
15
45
Total consumer loans $
481
$
1,300
$
42
$
-
$
209
$
1,960
$
1,845
$
5,837
$
7,502
Charge-offs on total consumer loans $
-
$
-
$
-
$
-
$
-
$
21
$
-
$

(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
33

As of September 30, 2025
As of
December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
Auto loans
Accrual Status:
Performing $
463,321
$
543,569
$
413,688
$
312,217
$
199,575
$
111,060
$
-
$
2,043,430
$
2,010,873
Non-Performing
613
2,057
3,219
3,157
2,303
2,876
-
14,225
15,305
Total auto loans $
463,934
$
545,626
$
416,907
$
315,374
$
201,878
$
113,936
$
-
$
2,057,655
$
2,026,178
Charge-offs on auto loans $
721
$
4,876
$
8,618
$
5,606
$
2,620
$
2,265
$
-
$
24,706
Finance leases
Accrual Status:
Performing $
178,008
$
222,686
$
224,272
$
155,078
$
85,116
$
31,479
$
-
$
896,639
$
895,634
Non-Performing
49
475
578
866
295
766
-
3,029
3,812
Total finance leases $
178,057
$
223,161
$
224,850
$
155,944
$
85,411
$
32,245
$
-
$
899,668
$
899,446
Charge-offs on finance leases $
129
$
1,024
$
3,471
$
2,532
$
816
$
952
$
-
$
8,924
Personal loans
Accrual Status:
Performing $
85,200
$
97,274
$
81,527
$
50,073
$
10,737
$
10,662
$
-
$
335,473
$
359,772
Non-Performing
17
414
874
532
110
107
-
2,054
2,136
Total personal loans $
85,217
$
97,688
$
82,401
$
50,605
$
10,847
$
10,769
$
-
$
337,527
$
361,908
Charge-offs on personal loans $
137
$
3,152
$
6,114
$
4,178
$
690
$
970
$
-
$
15,241
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
294,818
$
294,818
$
321,014
Non-Performing
-
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
294,818
$
294,818
$
321,014
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
16,540
$
16,540
Other consumer loans
Accrual Status:
Performing $
54,608
$
38,154
$
22,706
$
10,758
$
2,908
$
5,944
$
9,969
$
145,047
$
147,626
Non-Performing
203
406
270
169
60
149
152
1,409
1,535
Total other consumer loans $
54,811
$
38,560
$
22,976
$
10,927
$
2,968
$
6,093
$
10,121
$
146,456
$
149,161
Charge-offs on other consumer loans $
423
$
4,926
$
3,538
$
1,388
$
324
$
205
$
414
$
11,218
Total
Accrual Status:
Performing $
781,137
$
901,683
$
742,193
$
528,126
$
298,336
$
159,145
$
304,787
$
3,715,407
$
3,734,919
Non-Performing
882
3,352
4,941
4,724
2,768
3,898
152
20,717
22,788
Total consumer loans $
782,019
$
905,035
$
747,134
$
532,850
$
301,104
$
163,043
$
304,939
$
3,736,124
$
3,757,707
Charge-offs on total consumer loans $
1,410
$
13,978
$
21,741
$
13,704
$
4,450
$
4,392
$
16,954
$
76,629
(1) Excludes accrued interest receivable.
As of September 30, 2025 and December 31, 2024, the balance of revolving loans converted to term loans was
no
t material.
Accrued interest

receivable on loans

totaled $
54.7

million as of

September 30, 2025

($
58.2

million as of

December 31, 2024),

was
reported as part

of accrued interest receivable

on loans and

investment securities in

the consolidated statements

of financial condition,
and is excluded from the estimate of credit losses.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
34
The

following

tables

present

information

about

collateral

dependent

loans

that

were

individually

evaluated

for

purposes

of
determining the ACL as of September 30, 2025 and December

31, 2024:

As of September 30, 2025
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost

Related
Allowance Amortized Cost
Amortized Cost

Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
23,967
$
1,280
$
-
$
23,967
$
1,280
Commercial loans:
Construction loans
4,321
627
956
5,277
627
Commercial mortgage loans
4,454
128
31,522
35,976
128
C&I loans

-
-
15,514
15,514
-
Consumer loans:
Personal loans
-
-
-
-
-
Other consumer loans
-
-
-
-
-
$
32,742
$
2,035
$
47,992
$
80,734
$
2,035

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

30, 2025 was
69
%,
compared to

% as of December 31, 2024.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
35
Purchases and Sales of Loans
In

the

ordinary

course

of

business,

the

Corporation

enters

into

securitization

transactions

and

whole

loan

sales

with

GNMA

and
GSEs, such as FNMA and

FHLMC. During the first

nine months of 2025,

loans pooled into GNMA MBS

amounted to approximately
$
120.2

million, compared

to $
87.4

million, for the

first nine months

of 2024, for

which the Corporation

recognized a net

gain on sale
of

$
4.4

million

and

$
3.7

million,

respectively.

Also,

during

the

first

nine

months

of

2025

and

2024,

the

Corporation

sold
approximately

$
8.8

million

and

$
25.8

million,

respectively,

of

performing

residential

mortgage

loans

to

GSEs,

for

which

the
Corporation

recognized a

net gain

on sale

of $
0.4

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
3.9

million and $
5.7

million, respectively.
During

the

first

nine

months

of

2025

and

2024,

the

Corporation

repurchased,

pursuant

to

the

aforementioned

repurchase

option,
$
1.3

million and $
1.7

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

The Corporation’s risk of
loss

with

respect

to

these

loans

is

also

minimal

as

these

repurchased

loans

are

generally

performing

loans

with

documentation
deficiencies.
During

the

first

nine

months

of

2025,

the

Corporation

purchased

C&I

loan

participations

in

the

Florida

region

totaling

$
98.6
million, and a

commercial mortgage loan

in the Puerto

Rico region totaling

$
20.0

million. Meanwhile, during

the first nine months

of
2024,

the

Corporation

purchased

commercial

loan

participations

in

the

Florida

region

totaling

$
178.2

million,

which

consisted

of
approximately $
164.5

million in the C&I portfolio

and $
13.7

million in the commercial

mortgage portfolio; and commercial

mortgage
loan participations in the Puerto Rico region totaling $
38.9

million.
During

the

first

nine

months

of

2025

and

2024,

the

Corporation

recognized

recoveries

of

$
2.4

million

and

$
10.0

million,
respectively,

from

the

bulk

sales

of

fully

charged-off

consumer

loans

and

finance

leases.

The

recoveries

related

to

the

bulk

sale
recognized during the first nine months of 2025 are net of a repurchase liability of $
0.1

million.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
36
Loan Portfolio Concentration
The Corporation’s

primary

lending area

is Puerto

Rico. The

Corporation’s

banking subsidiary,

FirstBank, also

lends in

the USVI
and the BVI markets and

in the United States (principally

in the state of Florida).

Of the total gross loans held

for investment portfolio
of $
13.0

billion as of

September 30, 2025,

credit risk concentration

was approximately
77
% in Puerto

Rico,
19
% in the

U.S., and
4
%
in the USVI and the BVI.
As of

September

30,

2025,

the Corporation

had $
213.7

million outstanding

in loans

extended

to the

Puerto

Rico government,

its
municipalities

and

public

corporations,

compared

to

$
193.3

million

as

of

December

31,

2024.

As

of

September

30,

2025,
approximately

$
155.4

million consisted

of loans

extended

to municipalities

in Puerto

Rico that

are general

obligations supported

by
assigned

property

tax

revenues,

and

$
18.6

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
31.0

million in loans

to a public
corporation of the Puerto Rico government.
Moreover,

as of

September 30,

2025, the

outstanding balance

of construction

loans funded

through conduit

financing structures

to
support

the

federal

programs

of

Low-Income

Housing

Tax

Credit

(“LIHTC”)

combined

with

other

federal

programs

amounted

to
$
78.3

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

September

30,

2025,

the

Corporation

had

$
68.4

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

2025,

the

Corporation

had
$
125.8
million in loans

to USVI government

public corporations, compared

to $
100.4

million as of December

31, 2024. As of

September 30,
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
The

below

disclosures

relate

to

loan

modifications

granted

to

borrowers

experiencing

financial

difficulty

in

which

there

was

a
change

in

the

timing

and/or

amount

of

contractual

cash

flows

in

the

form

of

any

of

the

aforementioned

types

of

modifications,
including

restructurings

that

resulted

in

a

more-than-insignificant

payment

delay.

These

disclosures

exclude

$
1.6

million

and

$
4.6
million in restructured residential

mortgage loans that are

government-guaranteed (e.g.,

FHA/VA

loans) and were modified

during the
quarter and nine-month period ended

September 30, 2025, compared to

$
0.5

million and $
3.7

million, respectively,

for the quarter and
nine-month period ended September 30, 2024.

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

Quarter Ended September 30, 2025
Payment Delay Only
Forbearance
Trial
Modification
Change in
Amortization
term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction and
Term
Extension Other Total
Percentage
of Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
411
$
-
$
-
$
146
$
-
$
-
$
557
0.02%
Construction loans
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
-
-
-
-
C&I loans
-
-
-
-
403
-
-
403
0.01%
Consumer loans:
Auto loans
-
-
-
-
282
168
927
(1)
1,377
0.07%
Personal loans
-
28
-
-
-
120
-
148
0.04%
Credit cards
-
-
-
936
(2)
-
-
-
936
0.32%
Other consumer loans
-
-
-
-
47
-
15
(1)
62
0.04%

Total modifications
$
-
$
439
$
-
$
936
$
878
$
288
$
942
$
3,483

Quarter Ended September 30, 2024
Payment Delay Only
Forbearance
Trial
Modification
Change in
Amortization
Term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction and
Term
Extension Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
87
$
-
$
-
$
-
$
-
$
-
$
87
0.00%
Construction loans
-
-
-
-
122
-
-
122
0.06%
Commercial mortgage loans
-
-
-
-
-
-
-
-
-
C&I loans
-
-
-
14
(2)
335
4,058
22
(1)
4,429
0.14%
Consumer loans:
Auto loans
-
-
-
-
41
37
959
(1)
1,037
0.05%
Personal loans
-
-
-
-
-
40
-
40
0.01%
Credit cards
-
-
-
929
(2)
-
-
-
929
0.29%
Other consumer loans
-
-
-
-
77
48
-
125
0.08%

Total modifications
$
-
$
87
$
-
$
943
$
575
$
4,183
$
981
$
6,769

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
39

Nine-Month Period Ended September 30, 2025
Payment Delay Only
Forbearance
Trial
Modification
Change in
Amortization
Term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction and
Term
Extension Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
538
$
-
$
-
$
509
$
-
$
-
$
1,047
0.04%
Construction loans
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
30,166
-
-
-
-
30,166
1.18%
C&I loans
196
(3)
-
-
-
1,008
80
17
(1)
1,301
0.04%
Consumer loans:
Auto loans
-
-
-
-
525
290
2,428
(1)
3,243
0.16%
Personal loans
-
28
-
-
63
337
-
428
0.13%
Credit cards
-
-
-
2,942
(2)
-
-
-
2,942
1.00%
Other consumer loans
-
120
-
-
124
70
34
(1)
348
0.24%

Total modifications
$
196
$
686
$
30,166
$
2,942
$
2,229
$
777
$
2,479
$
39,475

Nine-Month Period Ended September 30, 2024
Payment Delay Only
Forbearance
Trial
Modification
Change in
Amortization
Term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction and
Term
Extension
Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
766
$
-
$
-
$
157
$
58
$
-
$
981
0.04%
Construction loans
-
-
-
-
122
-
-
122
0.06%
Commercial mortgage loans
-
-
-
-
115,703
-
-
115,703
4.68%
C&I loans
-
-
-
26
(2)
335
4,058
22
(1)
4,441
0.14%
Consumer loans:
Auto loans
-
-
-
-
319
192
2,512
(1)
3,023
0.15%
Personal loans
-
-
-
-
13
127
-
140
0.04%
Credit cards
-
-
-
1,935
(2)
-
-
-
1,935
0.60%
Other consumer loans
-
-
-
-
335
185
32
(1)
552
0.37%

Total modifications
$
-
$
766
$
-
$
1,961
$
116,984
$
4,620
$
2,566
$
126,897
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
40

The

following

tables

present

by

portfolio

classes

the

financial

effects

of

the

modifications

granted

to

borrowers

experiencing
financial difficulty,

other than

those associated

to payment

delay,

during the

quarters and

nine-month

periods ended

September 30,
2025

and

2024.

The

financial

effects

of

the

modifications

associated

to

payment

delay

were

discussed

above

and,

as

such,

were
excluded from the tables below:
Quarter Ended September 30, 2025
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
(in months)
Conventional residential mortgage loans
-
%
108
-
% - -
Construction loans
-
% -
-
% - -
Commercial mortgage loans
-
% -
-
% - -
C&I loans
-
%
80
-
% - -
Consumer loans:
Auto loans
-
%
29
3.09
%
21
-
Personal loans
-
% -
4.59
%
23
-
Credit cards
15.64
% -
-
% - -
Other consumer loans
-
%
30
-
% - -

Quarter Ended September 30, 2024
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
(in months)
Conventional residential mortgage loans
-
% -
-
% - -
Construction loans
-
%
208
-
% - -
Commercial mortgage loans
-
% -
-
% - -
C&I loans
14.50
%
178
3.00
%
22
-
Consumer loans:
Auto loans
-
%
24
3.04
%
26
-
Personal loans
-
% -
3.51
%
10
-
Credit cards
17.48
% -
-
% - -
Other consumer loans
-
%
26
2.30
%
21
-

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
41

Nine-Month Period Ended September 30, 2025
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
(in months)
Conventional residential mortgage loans
-
%
73
-
% - -
Construction loans
-
% -
-
% - -
Commercial mortgage loans
-
% -
-
% -
36
C&I loans
-
%
87
0.50
%
120
-
Consumer loans:
Auto loans
-
%
27
3.03
%
20
-
Personal loans
-
%
22
4.57
%
23
-
Credit cards
15.67
% -
-
% - -
Other consumer loans
-
%
28
3.01
%
22
-

Nine-Month Period Ended September 30, 2024
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
(in months)
Conventional residential mortgage loans
-
%
69
1.80
%
106
-
Construction loans
-
%
208
-
% - -
Commercial mortgage loans
-
%
96
-
% - -
C&I loans
13.82
%
178
3.00
%
22
-
Consumer loans:
Auto loans
-
%
27
2.62
%
29
-
Personal loans
-
%
25
3.09
%
16
-
Credit cards
17.21
% -
-
% - -
Other consumer loans
-
%
25
3.04
%
18
-

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
42

The

following

tables

present

by

portfolio

classes

the

performance

of

loans

modified

during

the

last

twelve

months

ended
September 30, 2025 and 2024 that were granted to borrowers experiencing financial difficulty:
Last Twelve Months Ended September 30, 2025
30-59 60-89 90+
Total
Delinquency Current Total
(In thousands)
Conventional residential mortgage loans $
-
$
115
$
-
$
115
$
1,119
$
1,234
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
42,086
42,086
C&I loans
9
-
17
26
6,939
6,965
Consumer loans:
Auto loans
107
94
99
300
3,823
4,123
Personal loans
85
19
-
104
372
476
Credit cards
421
206
148
775
2,900
3,675
Other consumer loans
41
10
9
60
401
461

Total modifications
(1)
$
663
$
444
$
273
$
1,380
$
57,640
$
59,020

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
(1)
$
290
$
239
$
117
$
646
$
128,457
$
129,103
(1) Excludes $
5.1

million and $
4.3

million in restructured residential mortgage loans that are government-guaranteed (e.g.,

FHA/VA loans) and

were modified during the last twelve months ended September 30, 2025

and
2024, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
43
NOTE 4 – ALLOWANCE

FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES

The following tables present the activity in the ACL on loans and finance leases by portfolio segment for the indicated periods:
Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I

Loans Consumer Loans Total
Quarter Ended September 30, 2025
(In thousands)
ACL:
Beginning balance $
42,448
$
4,551
$
22,746
$
39,359
$
139,474
$
248,578
Provision for credit losses - (benefit) expense
(2,208)
496
2,503
(1,397)
18,876
18,270
Charge-offs

(459)
-
-
(173)
(24,553)
(25,185)
Recoveries
491
313
117
65
4,341
5,327
Ending balance $
40,272
$
5,360
$
25,366
$
37,854
$
138,138
$
246,990

Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I

Loans
Consumer Loans Total
Quarter Ended September 30, 2024
(In thousands)
ACL:
Beginning balance $
46,051
$
5,646
$
30,078
$
35,440
$
137,317
$
254,532
Provision for credit losses - (benefit) expense
(5,476)
(1,659)
(5,914)
885
28,634
16,470
Charge-offs

(421)
-
-
(1,437)
(27,187)
(29,045)
Recoveries
497
11
41
211
4,279
5,039
Ending balance $
40,651
$
3,998
$
24,205
$
35,099
$
143,043
$
246,996

Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I

Loans Consumer Loans Total
Nine-Month Period Ended September 30, 2025
(In thousands)
ACL:
Beginning balance $
40,654
$
3,824
$
22,447
$
33,034
$
143,983
$
243,942
Provision for credit losses - (benefit) expense
(411)
1,196
2,711
4,091
55,901
63,488
Charge-offs

(979)
-
-
(316)
(76,629)
(77,924)
Recoveries
1,008
340
208
1,045
14,883
(1)
17,484
Ending balance $
40,272
$
5,360
$
25,366
$
37,854
$
138,138
$
246,990
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
132,214
$
261,843
Provision for credit losses - (benefit) expense
(16,533)
(1,642)
(8,900)
(2,871)
71,263
41,317
Charge-offs

(1,428)
-
-
(2,317)
(81,053)
(84,798)
Recoveries
1,215
35
474
6,291
20,619
(1)
28,634
Ending balance $
40,651
$
3,998
$
24,205
$
35,099
$
143,043
$
246,996
(1) Includes recoveries totaling $
10.0

million associated with the bulk sale of fully charged-off consumer loans and finance leases.

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

.

The Corporation

generally applies

probability weights

to the

baseline and

alternative downside

economic scenarios

to estimate

the
ACL with

the

baseline

scenario

carrying

the highest

weight.

The

scenarios

that are

chosen

each quarter

and

the

weighting

given

to
each

scenario

for

the

different

loan

portfolio

categories

depend

on

a

variety

of

factors

including

recent

economic

events,

leading
national

and regional

economic indicators,

and industry

trends. As

of September

30, 2025

and December

31, 2024,

the Corporation
applied

100%

probability

to

the

baseline

scenario

for

the

commercial

mortgage

and

construction

loan

portfolios

since

certain
macroeconomic variables

associated with

commercial real

estate property

performance and

the commercial

real estate

(“CRE”) price
index,

particularly

in

the

Puerto

Rico

region,

are

expected

to

continue

to

perform

in

a

more

favorable

manner

than

the

alternative
downside economic scenario.
As

of

September

30,

2025,

the

ACL

for

loans

and

finance

leases

was

$
247.0

million,

an

increase

of

$
3.1

million,

from

$
243.9
million as of December 31, 2024. The increase

was mainly related to the ACL for commercial and

construction loans, which increased
by

$
9.3

million,

mainly

due

to

C&I

loan

growth,

a

deterioration

in

the

economic

outlook

of

the

commercial

real

estate

property
performance and the forecasted CRE price index,

and updated historical prepayment experience.
Meanwhile, the

ACL for

consumer loans

decreased by

$
5.8

million, driven

by improvements

in macroeconomic

variables, mainly
in

the

projection

of

the

unemployment

rate,

and

reductions

in

the

unsecured

loan

portfolio

volumes,

partially

offset

by

updated
historical

loss

experience

used

for

determining

the

ACL

estimate

in

the

unsecured

loan

portfolio.

Also,

the

ACL

for

residential
mortgage loans

decreased by

$
0.4

million mainly

due to

improvements in

macroeconomic variables,

such as

the unemployment

rate
and the

Housing Price

Index, and

updated historical

loss experience

used for

determining the

ACL estimate

resulting in

a downward
revision of estimated loss severities and lower required reserve levels,

partially offset by newly originated loans.
Net charge-offs were

$
19.9

million and $
60.4

million for the third quarter

and first nine months of 2025,

compared to $
24.0

million
and $
56.2

million, respectively, for

the same periods in 2024. The $
4.1

million decrease in net charge-offs for

the third quarter of 2025
was driven by

a $
2.7

million decrease in

consumer loans and

finance leases net

charge-offs, a

$
1.2

million charge-off

recorded on the
sale of a nonaccrual C&I

loan in the Puerto Rico region

during the third quarter of 2024,

and a $
0.3

million recovery associated with a
construction loan in the Florida

region during the third quarter of

2025. The net charge-offs

for the first nine months of

2025 and 2024
included $
2.4

million and $
10.0

million, respectively,

in recoveries associated with

the bulk sales of

fully charged-off

consumer loans
and

finance

leases.

The

increase

in

net

charge-offs

for

the

first

nine

months

of

2025

was

also

driven

by

a

$
5.0

million

recovery
associated with

a C&I

loan in the

Puerto Rico

region during

the first

nine months

of 2024,

partially offset

by a decrease

in consumer
loans and finance leases net charge-offs.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
45

The tables below

present the ACL

related to loans

and finance leases

and the carrying

values of loans

by portfolio segment

as of
September 30, 2025 and December 31, 2024:
As of September 30, 2025
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
C&I

Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,889,081
$
259,863
$
2,549,375
$
3,614,241
$
3,736,124
$
13,048,684

Allowance for credit losses
40,272
5,360
25,366
37,854
138,138
246,990

Allowance for credit losses to

amortized cost
1.39
%
2.06
%
0.99
%
1.05
%
3.70
%
1.89
%

As of December 31, 2024
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
C&I

Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:

Amortized cost of loans
$
2,828,431
$
228,396
$
2,565,984
$
3,366,038
$
3,757,707
$
12,746,556

Allowance for credit losses
40,654
3,824
22,447
33,034
143,983
243,942

Allowance for credit losses to

amortized cost
1.44
%
1.67
%
0.87
%
0.98
%
3.83
%
1.91
%
In

addition,

the

Corporation

estimates

expected

credit

losses

over

the

contractual

period

in

which

the

Corporation

is

exposed

to
credit

risk

via

a

contractual

obligation

to

extend

credit,

such

as

unfunded

loan

commitments

and

standby

letters

of

credit

for
commercial

and

construction

loans,

unless

the

obligation

is

unconditionally

cancellable

by

the

Corporation.

See

Note

19

–
“Regulatory Matters, Commitments

and Contingencies” for

information on off

-balance sheet exposures

as of September 30,

2025 and
December 31,

2024. The

Corporation estimates

the ACL

for these

off-balance

sheet exposures

following the

methodology described
in

Note

1 –

“Nature

of Business

and

Summary

of Significant

Accounting

Policies”

to

the audited

consolidated

financial statements
included

in

the

2024

Annual

Report

on

Form

10-K.

As

of

September

30,

2025,

the

ACL

for

off-balance

sheet

credit

exposures
amounted to $
2.6

million, compared to $
3.1

million as of December 31, 2024.

The following

table presents

the activity

in the

ACL for

unfunded loan

commitments and

standby letters

of credit

for the

quarters
and nine-month periods ended September 30, 2025 and 2024:

Quarter Ended Nine-Month Period Ended
September 30, September 30,
2025 2024 2025 2024
(In thousands)
Beginning balance $
3,367
$
4,502
$
3,143
$
4,638
Provision for credit losses - benefit

(756)
(1,041)
(532)
(1,177)
Ending balance $
2,611
$
3,461
$
2,611
$
3,461

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
46
NOTE 5 –
OTHER REAL ESTATE

OWNED (“OREO”)

The following table presents the OREO inventory as of the indicated dates:
September 30, 2025 December 31, 2024
(In thousands)
OREO balances, carrying value:
Residential
(1)
$
8,347
$
12,897
Construction
435
522
Commercial
(2)
561
3,887
Total $
9,343
$
17,306
(1) Excludes $
3.8

million and $
5.2

million as of September

30, 2025 and December

31, 2024, respectively,

of foreclosures that met the

conditions of ASC Subtopic 310-40

“Reclassification
of Residential Real Estate Collateralized Consumer

Mortgage Loans upon Foreclosure,” and

are presented as a receivable as part

of other assets in the consolidated statements

of financial
condition.
(2)
During the third quarter of 2025, the Corporation

recorded a $
2.8

million valuation adjustment in connection with

ongoing litigation involving a commercial

OREO property in the Virgin
Islands region. See Note 19 – “Regulatory Matters, Commitments and Contingencies” for further details.
See Note 15 – “Fair

Value”

for information on subsequent

measurement adjustments recorded

on OREO properties reported

as part
of “Net loss

(gain) on

OREO operations”

in the consolidated

statements of income

during the

quarters and

nine-month periods

ended
September 30, 2025 and 2024.

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

issuance costs, had

been
recorded

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

of
the seller, a

failed financial institution, and,

as such, is entitled to receive

the excess of the interest income

less a servicing fee over

the
variable rate

income that

the Bank

earns on

the securities.

Since no

recourse agreement

exists, the

Bank, as

the sole

holder,

bears all
risks

from

losses on

non-accruing

loans and

repossessed

collateral.

As of

September

30, 2025,

the amortized

cost

and

fair value

of
these

private

label

MBS

amounted

to

$
5.3

million

and

$
3.3

million,

respectively,

which

is

included

as

part

of

the

Corporation’s
available-for-sale debt securities portfolio,

compared to an amortized cost and fair value of $
6.1

million and $
4.2

million, respectively,
as of December

31, 2024. As

described in

Note 2 –

“Debt Securities,”

the ACL on

these private label

MBS amounted to

$
0.4

million
as of September 30, 2025, compared to $
0.2

million as of December 31, 2024.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
48
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

Quarter Ended September 30, Nine-Month Period Ended September 30,
2025 2024 2025 2024
(In thousands)
Balance at beginning of period $
24,130
$
25,952
$
25,019
$
26,941
Capitalization of servicing assets
625
525
1,904
1,632
Amortization
(1,059)
(1,060)
(3,196)
(3,135)
Other
(1)
(37)
(14)
(68)
(35)
Balance at end of period $
23,659
$
25,403
$
23,659
$
25,403
(1)
Consists of adjustments related to the repurchase of loans serviced for others and temporary impairment charges.
The components

of net servicing

income, included as

part of mortgage

banking activities in

the consolidated statements

of income,
are shown below for the indicated periods:

Quarter Ended September 30,

Nine-Month Period Ended September 30,
2025 2024 2025 2024
(In thousands)
Servicing fees $
2,498
$
2,588
$
7,558
$
7,766
Late charges and prepayment penalties
165
158
532
528
Other
(1)
(37)
(14)
(68)
(35)

Servicing income, gross
2,626
2,732
8,022
8,259
Amortization
(1,059)
(1,060)
(3,196)
(3,135)

Servicing income, net
$
1,567
$
1,672
$
4,826
$
5,124
(1)

Consists of adjustments related to the repurchase of loans serviced for others and temporary impairment charges.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
49
The Corporation’s

MSRs are subject

to prepayment

and interest rate

risks. Key economic

assumptions used

in determining

the fair
value at the time of sale of the related mortgages for the indicated periods ranged as follows:

Weighted Average Maximum Minimum
Nine-Month Period Ended September 30, 2025
Constant prepayment rate:

Government-guaranteed mortgage loans
6.6
%
16.6
%
3.6
%

Conventional conforming mortgage loans
7.0
%
15.9
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
%
9.5
%

Conventional non-conforming mortgage loans
11.5
%
12.5
%
11.0
%
The weighted

averages of the

key economic

assumptions that the

Corporation used

in its valuation

model and the

sensitivity of the
current

fair

value

to

immediate
10
%

and
20
%

adverse

changes

in

those

assumptions

for

mortgage

loans

were

as

follows

as

of

the
indicated dates:

September 30, 2025 December 31, 2024
(In thousands)
Carrying amount of servicing assets $
23,659
$
25,019
Fair value $
41,710
$
43,046
Weighted-average

expected life (in years)
7.71
7.63
Constant prepayment rate (weighted-average annual

rate)
5.99
%
6.34
%

Decrease in fair value due to 10% adverse change
$
810
$
858

Decrease in fair value due to 20% adverse change
$
1,585
$
1,675
Discount rate (weighted-average annual rate)
10.76
%
10.72
%

Decrease in fair value due to 10% adverse change
$
1,758
$
1,815

Decrease in fair value due to 20% adverse change
$
3,385
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
50
NOTE 7 – DEPOSITS

The following table summarizes deposit balances as of the indicated dates:
September 30, 2025 December 31, 2024
(In thousands)
Type of account:
Non-interest-bearing deposit accounts $
5,374,894
$
5,547,538
Interest-bearing checking accounts
3,853,088
4,308,116
Interest-bearing saving accounts
3,509,500
3,530,382
Time deposits
3,495,256
3,007,144
Brokered CDs
628,309
478,118

Total
$
16,861,047
$
16,871,298

The following

table presents

the remaining

contractual maturities

of time

deposits, including

brokered

CDs, as

of September

30,
2025:
Total

(In thousands)
Three months or less $
926,437
Over three months to six months
1,046,103
Over six months to one year
1,178,021
Over one year to two years

677,310
Over two years to three years

163,890
Over three years to four years

69,905
Over four years to five years

40,619
Over five years
21,280

Total
$
4,123,565
Total

Puerto

Rico

and

U.S.

time

deposits

with

balances

of

more

than

$250,000

amounted

to

$
1.8

billion

and

$
1.5

billion

as

of
September 30, 2025

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
51
NOTE 8 –BORROWINGS
Advances from the Federal Home Loan Bank (“FHLB”)

The following is a summary of the advances from the FHLB as of the indicated dates:
September 30, 2025 December 31, 2024
(In thousands)
Long-term
Fixed
-rate advances from the FHLB
(1)
$
290,000
$
500,000
(1) Weighted-average interest rate of
4.32
% and
4.45
% as of September 30, 2025 and December 31, 2024, respectively.

Advances from the FHLB mature as follows as of the indicated date:
September 30, 2025
(In thousands)
Over three months to six months
$
90,000
Over two years to three years
200,000

Total
(1)
$
290,000
(1) Average remaining term to maturity of
1.61

years.
Junior Subordinated Debentures
Junior subordinated debentures, as of the indicated dates, consisted of:

(In thousands)
September 30, 2025 December 31, 2024
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

September 30, 2025 and 2024

are as
follows:
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2025 2024 2025 2024
(In thousands, except per share information)
Net income attributable to common stockholders $
100,526
$
73,727
$
257,765
$
223,023
Weighted-Average

Shares:

Average common

shares outstanding
159,291
163,059
161,023
165,041

Average potential

dilutive common shares

796
813
747
689

Average common

shares outstanding - assuming dilution
160,087
163,872
161,770
165,730
Earnings per common share:
Basic

$
0.63
$
0.45
$
1.60
$
1.35
Diluted

$
0.63
$
0.45
$
1.59
$
1.35
Earnings

per

common

share

is

computed

by

dividing

net

income

attributable

to

common

stockholders

by

the

weighted-average
number

of

common

shares

issued

and

outstanding.

Basic

weighted-average

common

shares

outstanding

exclude

unvested shares

of
restricted stock that do not contain non-forfeitable dividend rights

.
Potential dilutive

common

shares consist

of unvested

shares of

restricted

stock

and

performance

units (if

any

of the

performance
conditions

are

met

as

of

the

end

of

the

reporting

period)

that

do

not

contain

non-forfeitable

dividend

or

dividend

equivalent

rights
using the

treasury stock

method. This

method assumes

that proceeds

equal to

the amount

of compensation

cost attributable

to future
services

is

used

to

repurchase

shares

on

the

open

market

at

the

average

market

price

for

the

period.

The

difference

between

the
number

of

potential

dilutive

shares

issued

and

the

shares

purchased

is

added

as

incremental

shares

to

the

actual

number

of

shares
outstanding

to

compute

diluted

earnings

per

share.

Unvested

shares

of

restricted

stock

outstanding

during

the

period

that

result

in
lower potentially

dilutive shares issued

than shares purchased

under the

treasury stock method

are not included

in the computation

of
dilutive

earnings

per

share

since

their

inclusion

would

have an

antidilutive

effect

on

earnings

per

share.

There

were
no

antidilutive
shares of common stock during the quarters and nine-month periods ended September 30, 2025 and 2024.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
53
NOTE 10 – STOCK-BASED . COMPENSATION

The First BanCorp.

Omnibus Incentive Plan (the “Omnibus Plan”), which

is effective until May 24, 2026, provides for equity-based
and non-equity-based

compensation incentives

(the “awards”).

The Omnibus

Plan authorizes

the issuance

of up

to
14,169,807

shares
of common

stock, subject

to adjustments

for

stock splits,

reorganizations

and other

similar events.

As of

September 30,

2025, there
were
1,974,291

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
September 30, 2025 and 2024:
Nine-Month Period Ended September 30,
2025 2024
Number of Weighted- Number of Weighted-
shares of Average shares of Average
restricted Grant Date restricted Grant Date
stock

Fair Value
stock

Fair Value
Unvested shares outstanding at beginning of year
1,007,621
$
14.39
889,642
$
12.30
Granted
(1)
461,236
18.46
413,516
17.49
Forfeited
(8,818)
16.27
(7,156)
13.69
Vested
(423,729)
13.13
(276,558)
12.36
Unvested shares outstanding at end of period
1,036,310
$
16.71
1,019,444
$
14.38
(1)
For the

nine-month period

ended September

30, 2025,

includes
15,691

shares of

restricted stock

awarded to

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

2025,

the

Corporation

recognized

$
1.4

million

and

$
5.9

million,
respectively,

of stock-based

compensation expense

related to

restricted stock

awards, compared

to $
1.3

million and

$
5.0

million for
the

same

periods

in

2024,

respectively.

As of

September

30,

2025,

there

was $
6.9

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
September 30, 2025 and 2024:

Nine-Month Period Ended September 30,
2025 2024
Number

Weighted-
Number

Weighted-
of Average of Average
Performance Grant Date Performance Grant Date
Units Fair Value Units Fair Value
Performance units at beginning of year
549,032
$
14.37
534,261
$
12.25
Additions
(1)
160,744
18.66
165,487
18.39
Vested
(2)
(166,669)
13.15
(150,716)
11.26
Performance units at end of period
543,107
$
16.01
549,032
$
14.37
(1)
Units granted during the nine-month

periods ended September 30,

2025 and 2024 are based

on the achievement of the

Relative TSR and TBVPS performance

goals during a three-
year performance cycle beginning January 1, 2025 and January

1, 2024, respectively, and ending on

December 31, 2027 and December 31, 2026, respectively.
(2)
Units

vested

during

the

nine-month

periods

ended

September

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

pre-
established TBVPS

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

2025 and
2024:
Nine-Month Period Ended September 30,
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

2025,

the

Corporation

recognized

$
0.8

million

and

$
2.1

million,
respectively,

of

stock-based

compensation

expense

related

to

performance

units,

compared

to

$
0.7

million

and

$
1.8

million

for

the
same periods in 2024,

respectively.

As of September 30, 2025,

there was $
4.4

million of total unrecognized

compensation cost related
to unvested performance units that the Corporation expects to recognize over a weighted-average period of
1.9

years.
Shares withheld
During the

first nine months

of 2025,

the Corporation

withheld
194,259

shares (first nine

months of

2024 –
137,206

shares) of the
restricted

stock

and

performance

units

that vested

during

such

period to

cover

the participants’

payroll

and

income

tax withholding
liabilities;

these

shares

are

held

as

treasury

shares.

The

Corporation

paid

in

cash

any

fractional

share

of

salary

stock

to

which

an
officer

was entitled.

In

the consolidated

financial

statements,

the

Corporation

presents

shares

withheld

for

tax purposes

as common
stock repurchases.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
56
NOTE 11 – STOCKHOLDERS’

EQUITY
Repurchase Programs
On

July

22,

2024,

the

Corporation

announced

that

its

Board

of

Directors

approved

a

repurchase

program

under

which

the
Corporation

may

repurchase

up

to

$
250

million

that

could

include

repurchases

of

common

stock

and/or

junior

subordinated
debentures. Under

this program,

the Corporation

repurchased
5,158,809

shares of common

stock through

open market

transactions at
an

average

price

of

$
19.38

for

a

total

cost

of

approximately

$
100.0

million

during

the

first

nine

months

of

2025.

In

addition,

the
Corporation

redeemed

$
61.7

million

of

outstanding

junior subordinated

debentures.

As of

September

30, 2025,

the Corporation

has
remaining

authorization

of approximately

$
38.3

million,

which it

expects to

execute during

the remainder

of 2025.

Furthermore, on
October 22,

2025, the

Corporation announced

that its Board

of Directors

approved a

new stock

repurchase program,

under which

the
Corporation may repurchase up to an additional $
200

million of its outstanding common stock, which it expects to execute through the
end of the fourth quarter of 2026.
Repurchases

under

these programs

may

be

executed

through open

market

purchases,

accelerated

share

repurchases

and

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
Common Stock

The

following

table

shows

the

changes

in

shares

of

common

stock

outstanding

for

the

quarters

and

nine-month

periods

ended
September 30, 2025 and 2024:
Total

Number of Shares
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2025 2024 2025 2024
Common stock outstanding, beginning of period
161,507,795
163,865,453
163,868,877
169,302,812
Common stock repurchased
(1)
(2,386,504)
(898)
(5,353,068)
(5,984,078)
Common stock reissued under stock-based compensation plan
13,605
14,947
627,905
564,232
Restricted stock forfeited
-
(3,692)
(8,818)
(7,156)
Common stock outstanding, end of period
159,134,896
163,875,810
159,134,896
163,875,810
(1)
For the

quarter and

nine-month period

ended September

30, 2025

includes
5,993

and
194,259

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

$
28.7

million ($
0.18

per share)

and $
87.4

million ($
0.54

per share),

respectively,

compared to

$
26.3

million ($
0.16

per
share) and $
79.7

million ($
0.48

per share), for

the same periods

of 2024, respectively.

On
October 22, 2025
, the Corporation’s

Board
of

Directors

declared

a

quarterly

cash

dividend

of

$
0.18

per

common

share.

The

dividend

is

payable

on
December 12, 2025

to
shareholders of record

at the close of business

on
November 28, 2025
. The Corporation intends

to continue to pay

quarterly dividends
on

common

stock.

However,

the

Corporation’s

common

stock

dividends,

including

the

declaration,

timing,

and

amount,

remain
subject to consideration and approval by the Corporation’s

Board of Directors at the relevant times.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
57
Preferred Stock
The Corporation

has
50,000,000

authorized shares of

preferred stock with

a par value

of $
1.00
, subject to

certain terms. This

stock
may

be

issued

in

series

and

the

shares

of

each

series

have

such

rights

and

preferences

as

are

fixed

by

the

Corporation’s

Board

of
Directors

when

authorizing

the

issuance

of

that

particular

series

and

are

redeemable

at

the

Corporation’s

option.
No

shares

of
preferred stock were outstanding as of September 30, 2025 and December 31,

2024.
Treasury Stock

The following

table

shows the

changes

in

shares of

treasury

stock

for

the quarters

and

nine-month

periods

ended September

30,
2025 and 2024:
Total

Number of Shares
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2025 2024 2025 2024
Treasury stock, beginning of period
62,155,321
59,797,663
59,794,239
54,360,304
Common stock repurchased
2,386,504
898
5,353,068
5,984,078
Common stock reissued under stock-based compensation plan
(13,605)
(14,947)
(627,905)
(564,232)
Restricted stock forfeited
-
3,692
8,818
7,156
Treasury stock, end of period
64,528,220
59,787,306
64,528,220
59,787,306
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

FirstBank’s

legal surplus

reserve, included

as part

of
retained

earnings

in

the

Corporation’s

consolidated

statements

of

financial

condition,

amounted

to

$
230.2

million

as

of

each

of
September 30, 2025 and December 31, 2024. There were
no

transfers to the legal surplus reserve during the first nine months of 2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
58
NOTE 12 – ACCUMULATED

OTHER COMPREHENSIVE LOSS

The following

table presents

the changes

in accumulated

other comprehensive

loss for

the quarters

and nine-month

periods ended
September 30, 2025 and 2024:

Changes in Accumulated Other Comprehensive

Loss by Component
(1)
Quarter Ended September 30,
Nine-Month Period Ended September

30,
2025 2024 2025 2024
(In thousands)
Net unrealized holding losses on available-for-sale

debt securities:
Beginning balance $
(442,072)
$
(645,057)
$
(567,338)
$
(640,552)

Other comprehensive income
(2)
48,834
160,054
174,100
155,549
Ending balance $
(393,238)
$
(485,003)
$
(393,238)
$
(485,003)
Adjustment of pension and postretirement

benefit plans:
Beginning balance $
782
$
1,382
$
782
$
1,382

Other comprehensive income
-
-
-
-
Ending balance $
782
$
1,382
$
782
$
1,382
(1) All amounts presented are net of tax.
(2) Net unrealized holding gains on available-for-sale debt securities have no tax effect because securities are either tax-exempt, held by an IBE, or have a full deferred tax asset valuation allowance.
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
(In thousands)
Net periodic benefit, pension plans:
Interest cost
Other expenses
$
929
$
900
$
2,787
$
2,702
Expected return on plan assets
Other expenses
(998)
(1,017)
(2,994)
(3,053)
Net periodic benefit, pension plans
(69)
(117)
(207)
(351)
Net periodic cost, postretirement plan Other expenses
7
17
20
49
Net periodic benefit
$
(62)
$
(100)
$
(187)
$
(302)

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
On July 17, 2025, the Government of Puerto Rico enacted

Act 65-2025 which, among other things, allows domestic

limited liability
companies owned

by legal entities

to elect to

be treated

as disregarded entities

for tax purposes.

As a result

of this change,

during the
third

quarter

of

2025,

the

Corporation

reversed

approximately

$
16.6

million

in

valuation

allowance

related

to

deferred

tax

assets
primarily

associated

with

net

operating

loss

(“NOL”)

carryforwards

at

the

holding

company

level.

This

reversal

reflects

the
Corporation’s

expectation of realizing

these tax benefits under

the new election

established by the Act.

As of September 30,

2025, the
remaining

valuation

allowance

related

to

deferred

tax

assets

associated

with

NOL

carryforwards

at

the

holding

company

level

was
approximately $
1.0

million.

For the quarter

and nine-month period

ended September 30,

2025, the Corporation

recorded an income

tax expense of

$
5.7

million
and

$
51.6

million,

respectively,

compared

to

an

income

tax

expense

of

$
22.7

million

and

$
72.2

million,

respectively,

for

the

same
periods

in

2024.

The

decrease

in

income

tax

expense

for

the

third

quarter

and

nine-month

period

ended

September

30,

2025

was
driven by

the aforementioned

one-time reversal

of approximately

$
16.6

million in

valuation allowance

and a

lower estimated

annual
effective

tax

rate

due

to

a

higher

proportion

of

exempt

to

taxable

income.

The

Corporation’s

estimated

annual

effective

tax

rate,
excluding discrete items, decreased to
22.2
% for the first nine months of 2025, compared to
24.5
% for the comparable period in 2024.
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

Such tax paid in the U.S. and USVI

is also creditable against the

Corporation’s Puerto Rico

tax
liability,

subject

to

certain

conditions

and

limitations.

For

the

quarter

and

nine-month

period

ended

September

30,

2025,

FirstBank
incurred

current

income

tax

expense

of

approximately

$
3.2

million

and

$
8.6

million,

respectively,

related

to

its

U.S.

operations,
compared to $
2.8

million and $
7.7

million, respectively, for the comparable

periods in 2024.
As of

September

30,

2025,

the Corporation

had

a net

deferred tax

asset of

$
146.9

million, net

of a

valuation

allowance of

$
80.8
million against

the deferred

tax asset,

compared to

a net

deferred tax

asset of

$
136.4

million, net

of a

valuation allowance

of $
119.1
million, as

of December

31, 2024.

The increase

in the

net deferred

tax asset

was driven

by the

aforementioned

one-time reversal

of
approximately

$
16.6

million

in

valuation

allowance.

The

net deferred

tax

asset of

the

Corporation’s

banking

subsidiary,

FirstBank,
amounted to

$
133.0

million as

of September

30, 2025,

net of

a valuation

allowance of

$
77.0

million, compared

to a

net deferred

tax
asset of

$
136.4

million, net

of a

valuation allowance

of $
98.5

million, as

of December

31, 2024.

The decrease

in the

net deferred

tax
asset

of

FirstBank

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

corresponding

to USVI

and unrealized

losses of

available-for-
sale debt securities.
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

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
60
NOTE 15 –

FAIR VALUE
Fair Value

Measurement
ASC Topic

820, “Fair

Value

Measurement,” defines

fair value as

the exchange

price that would

be received for

an asset or

paid to
transfer

a

liability

(an

exit

price)

in

the

principal

or

most

advantageous

market

for

the

asset

or

liability

in

an

orderly

transaction
between market

participants on

the measurement

date. This guidance

also establishes

a three-level

hierarchy for

measuring fair

value
based on the

observability of inputs:

(i) Level 1

inputs are quoted

prices in active markets

for identical assets and

liabilities; (ii) Level
2 inputs are observable

inputs other than Level

1 prices, such as quoted

prices for similar assets or

liabilities in active markets,

as well
as

inputs

that

are

observable

for

the

asset

or

liability

(other

than

quoted

prices);

and

(iii)

Level

3

inputs

are

unobservable

inputs,
requiring significant judgement due to limited or no market activity.
See Note 23 –

“Fair Value,”

to the audited consolidated

financial statements included

in the 2024 Annual

Report on Form 10-K

for
a description of the valuation methodologies used to measure financial instruments at fair value on a recurring basis.

There

were

no

transfers

of

assets

and

liabilities

measured

at

fair

value

between

Level

1

and

Level

2

measurements

during

the
quarters and nine-month periods ended September 30, 2025 and

2024.

Assets and liabilities measured at fair value on a recurring basis are summarized below as of the indicated dates:
As of September 30, 2025 As of December 31, 2024
Fair Value Measurements Using

Fair Value Measurements Using

Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
(In thousands)
Assets:

Available-for-sale debt securities:
U.S. Treasury securities $
496,803
$
-
$
-
$
496,803
$
59,189
$
-
$
-
$
59,189
Noncallable U.S. agencies debt securities
-
646,783
-
646,783
-
533,296
-
533,296
Callable U.S. agencies debt securities
-
612,631
-
612,631
-
1,307,035
-
1,307,035
MBS
-
2,836,675
3,332
(1)
2,840,007
-
2,658,967
4,195
(1)
2,663,162
Puerto Rico government obligation
-
-
1,579
1,579
-
-
1,620
1,620
Other investments
-
-
500
500
-
-
1,000
1,000

Equity securities
5,009
-
-
5,009
4,886
-
-
4,886

Derivative assets
-
332
-
332
-
318
-
318
Liabilities:

Derivative liabilities
-
264
-
264
-
150
-
150
(1) Related to private label MBS.

The table

below presents

a reconciliation

of the

beginning and

ending balances

of all

assets measured

at fair

value on

a recurring
basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2025 and 2024:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2025 2024 2025 2024
Level 3 Instruments Only

Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
(In thousands)
Beginning balance $
5,857
$
7,099
$
6,815
$
6,200

Total (losses) gains:

Included in other comprehensive income (unrealized)
(72)
178
219
592

Included in earnings (unrealized)
(2)
(146)
36
(138)
45

Purchases
-
-
-
1,000

Principal repayments and amortization
(3)
(228)
(425)
(1,485)
(949)
Ending balance $
5,411
$
6,888
$
5,411
$
6,888
___________________
(1) Amounts mostly related to private label MBS.
(2)
Changes in unrealized (losses) gains included in earnings were recognized within provision for credit losses – expense

and relate to assets still held as of the reporting date.
(3)
For the nine-month period ended September 30, 2025 include

a $
0.5

million repayment of a matured debt security.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
61

The

tables

below

present

quantitative

information

for

significant

assets

measured

at

fair

value

on

a

recurring

basis

using
significant unobservable inputs (Level 3) as of the indicated dates:
September 30, 2025
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average
Minimum

Maximum
(Dollars in thousands)
Available-for-sale

debt securities:

Private label MBS
$
3,332
Discounted cash flows Discount rate
16.0%
16.0%
16.0%
Prepayment rate
1.6%
8.1%
3.4%
Projected cumulative loss rate
0.1%
11.7%
5.8%

Puerto Rico government obligation
$
1,579
Discounted cash flows Discount rate
11.3%
11.3%
11.3%
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

30, 2025, as shown in the following table:
Carrying value as of September 30, 2025
Related to losses

recorded for the
Quarter Ended
September 30, 2025
Related to losses

recorded for the
Nine-Month Period Ended
September 30, 2025
Losses recorded for the
Quarter Ended
September 30, 2025
Losses recorded for the
Nine-Month Period Ended
September 30, 2025
(In thousands)
Level 3:
Loans receivable
(1)
$
250
$
9,214
$
(12)
$
(630)
OREO
(2) (3)
211
387
(1)
(5)
(1)
Consists mainly of

collateral dependent commercial

and construction

loans. The Corporation

generally measured

losses based

on the fair

value of the

collateral. The Corporation

derived
the fair values from

external appraisals that

took into consideration prices

in observed transactions involving

similar assets in

similar locations but adjusted

for specific characteristics

and
assumptions of

the collateral

(e.g., absorption

rates), which

are not

market observable.

There were
no

adjustments applied

on appraisals

for the

quarter ended

September 30,

2025. The
adjustment applied on appraisals was of
22
% for the nine-month period ended September 30, 2025.
(2)
The Corporation

derived the

fair values

from appraisals

that took

into consideration

prices in

observed transactions

involving similar

assets in

similar locations

but adjusted

for specific
characteristics and assumptions of

the properties (e.g., absorption rates

and net operating income of

income producing properties),

which are not market observable.

Losses were related to
market valuation adjustments

after the transfer

of the loans

to the OREO

portfolio. The

adjustments applied on

appraisals ranged

from
3
% to
24
% for the

quarter and nine-month

period
ended September 30, 2025.
(3)
Excludes

the

aforementioned

$
2.8

million

adjustment

in

connection

with

ongoing

litigation

involving

a

commercial

OREO

property

in

the

Virgin

Islands

region.

See

Note

19

–
“Regulatory Matters, Commitments and Contingencies” for further details.

For

the

quarter

and

nine-month

period

ended

September

30,

2024,

the

Corporation

recorded

losses

or

valuation

adjustments

for
assets recognized at fair value on a non-recurring basis and still held at September

30, 2024, as shown in the following table:
Carrying value as of September 30, 2024
Related to losses

recorded for the

Quarter Ended

September 30, 2024
Related to losses

recorded for the
Nine-Month Period Ended

September 30, 2024
Losses recorded for the

Quarter Ended

September 30, 2024
Losses recorded for the
Nine-Month Period Ended
September 30, 2024
(In thousands)
Level 3:
Loans receivable
(1)
$
5,910
$
22,204
$
(386)
$
(1,441)
OREO
(2)
752
1,437
(33)
(108)
Level 2:
(1)
Consists mainly of

collateral dependent commercial

and construction

loans. The

Corporation generally measured

losses based

on the fair

value of the

collateral. The

Corporation derived
the fair values from

external appraisals that

took into consideration prices

in observed transactions

involving similar assets

in similar locations but

adjusted for specific characteristics

and
assumptions of

the collateral

(e.g., absorption

rates), which

are not

market observable.

There were
no

adjustments applied

on appraisals

for the

quarter ended

September 30,

2024. The
adjustments applied on appraisals were of
4
% for the nine-month period ended September 30, 2024.
(2)
The Corporation

derived the

fair values

from appraisals

that took

into consideration

prices in

observed transactions

involving similar

assets in

similar locations

but adjusted

for specific
characteristics and assumptions of

the properties (e.g., absorption

rates and net operating income

of income producing properties),

which are not market observable.

Losses were related to
market

valuation

adjustments

after

the

transfer

of

the

loans

to

the

OREO

portfolio.

The

adjustments

applied

ranged

from
2
%

to
44
%

for

the

quarter

and

nine-month

period

ended
September 30, 2024.

See Note 23 –

“Fair Value,”

to the audited

consolidated financial statements

included in the

2024 Annual Report

on Form 10-K

for
qualitative

information

regarding

the

fair

value

measurements

for

Level

3

financial

instruments

measured

at

fair

value

on

a
nonrecurring basis.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
63

The

following

tables

present

the

carrying

value,

estimated

fair

value

and

estimated

fair

value

level

of

the

hierarchy

of

financial
instruments as of the indicated dates:
Total Carrying Amount
in Statement of
Financial Condition as
of September 30, 2025
Fair Value Estimate as

of
September 30, 2025 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money market investments (amortized cost)
$
899,570
$
899,570
$
899,570
$
-
$
-
Available-for-sale debt

securities (fair value)
4,598,303
4,598,303
496,803
4,096,089
5,411
Held-to-maturity debt securities:

Held-to-maturity debt securities (amortized cost)
273,363

Less: ACL on held-to-maturity debt securities
(698)

Held-to-maturity debt securities, net of ACL
$
272,665
269,253
-
184,070
85,183
Equity securities (amortized cost)
39,381
39,381
-
39,381
(1)
-
Other equity securities (fair value)
5,009
5,009
5,009
-
-
Loans held for sale (lower of cost or market)
12,546
12,793
-
12,793
-
Loans held for investment:

Loans held for investment (amortized cost)
13,048,684

Less: ACL for loans and finance leases
(246,990)

Loans held for investment, net of ACL
$
12,801,694
12,700,160
-
-
12,700,160
MSRs (amortized cost)
23,659
41,710
-
-
41,710
Derivative assets (fair value)

(2)
332
332
-
332
-
Liabilities:
Deposits (amortized cost) $
16,861,047
$
16,864,154
$
-
$
16,864,154
$
-
Long-term advances from the FHLB (amortized cost)
290,000
292,473
-
292,473
-
Derivative liabilities (fair value)

(2)
264
264
-
264
-
(1) Includes FHLB stock with a carrying value of $
24.7

million, which is considered restricted.
(2) Includes interest rate swap agreements, forward contracts, and interest rate lock commitments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
64

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
65
NOTE 16 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition

In accordance with

ASC Topic

606, “Revenue from

Contracts with Customers” (“ASC

Topic

606”), revenues are

recognized when
control

of

promised

goods

or

services

is

transferred

to

customers

and

in

an

amount

that

reflects

the

consideration

to

which

the
Corporation expects to be

entitled in exchange for those

goods or services. At contract

inception, once the contract is

determined to be
within the

scope of

ASC Topic

606, the

Corporation assesses

the goods

or services

that are

promised within

each contract,

identifies
the

respective

performance

obligations,

and

assesses

whether

each

promised

good

or

service

is

distinct.

The

Corporation

then
recognizes

as revenue

the amount

of the

transaction price

that is

allocated to

the respective

performance obligation

when (or

as) the
performance obligation is satisfied.
Disaggregation of Revenue

The

following

tables

summarize

the

Corporation’s

revenue,

which

includes

net

interest

income

on

financial

instruments

that

is
outside of

ASC Topic

606 and

non-interest income,

disaggregated by

type of service

and business

segment for

the quarters

and nine-
month periods ended September 30, 2025 and 2024:

Quarter ended September 30, 2025
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
17,636
$
147,907
$
44,076
$
(30,957)
$
22,517
$
16,737
$
217,916
Service charges and fees on deposit accounts
-
7,419
1,506
-
142
744
9,811
Insurance commission income
-
2,430
-
-
65
123
2,618
Card and processing income
-
10,347
221
-
23
1,091
11,682
Other service charges and fees
20
1,695
32
-
289
123
2,159
Not in scope of ASC Topic

606

(1)
3,395
439
139
33
479
39
4,524

Total non-interest income
3,415
22,330
1,898
33
998
2,120
30,794
Total Revenue (Loss) $
21,051
$
170,237
$
45,974
$
(30,924)
$
23,515
$
18,857
$
248,710

Quarter ended September 30, 2024
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
18,409
$
140,014
$
40,124
$
(31,262)
$
19,447
$
15,332
$
202,064
Service charges and fees on deposit accounts
-
7,833
949
-
149
753
9,684
Insurance commission income
-
2,824
-
-
75
104
3,003
Card and processing income
-
10,219
221
-
10
1,318
11,768
Other service charges and fees
54
1,649
173
-
698
157
2,731
Not in scope of ASC Topic

606

(1)
3,353
1,387
328
250
27
(29)
5,316

Total non-interest income
3,407
23,912
1,671
250
959
2,303
32,502
Total Revenue (Loss) $
21,816
$
163,926
$
41,795
$
(31,012)
$
20,406
$
17,635
$
234,566

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
66

Nine-Month Period Ended September 30, 2025
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
52,892
$
436,824
$
128,941
$
(85,746)
$
63,748
$
49,513
$
646,172
Service charges and fees on deposit accounts
-
22,099
4,434
-
431
2,243
29,207
Insurance commission income
-
10,310
-
-
158
493
10,961
Card and processing income
-
30,172
854
-
76
3,935
35,037
Other service charges and fees
54
4,996
73
-
856
393
6,372
Not in scope of ASC Topic

606

(1)
10,441
3,310
689
203
1,193
65
15,901

Total non-interest income
10,495
70,887
6,050
203
2,714
7,129
97,478
Total Revenue (Loss) $
63,387
$
507,711
$
134,991
$
(85,543)
$
66,462
$
56,642
$
743,650

Nine-Month Period Ended September 30, 2024
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
54,740
$
409,005
$
116,219
$
(83,018)
$
56,392
$
44,874
$
598,212
Service charges and fees on deposit accounts
-
23,117
3,228
-
452
2,274
29,071
Insurance commission income
-
10,621
-
-
161
514
11,296
Card and processing income
-
29,706
671
-
119
4,107
34,603
Other service charges and fees
153
5,218
514
-
1,932
451
8,268
Not in scope of ASC Topic

606

(1)
9,981
4,103
659
483
47
12
15,285

Total non-interest income
10,134
72,765
5,072
483
2,711
7,358
98,523
Total Revenue (Loss) $
64,874
$
481,770
$
121,291
$
(82,535)
$
59,103
$
52,232
$
696,735
(1) Most of the Corporation’s revenue is not within the scope of ASC Topic 606. The guidance explicitly excludes net interest income from financial assets and liabilities, as well as other non-interest income from loans, leases, investment securities and derivative financial instruments.
For the

quarters and

nine-month periods

ended September

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
67
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

FINANCIAL

STATEMENTS – (Continued)
68

The following tables present information about the reportable segments for the indicated periods:
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Quarter ended September 30, 2025:
Interest income $
32,512
$
105,915
$
63,299
$
31,977
$
40,946
$
8,094
$
282,743
Net (charge) credit for transfer of funds
(14,876)
80,087
(15,485)
(58,473)
(1,840)
10,587
-
Interest expense
-
(38,095)
(3,738)
(4,461)
(16,589)
(1,944)
(64,827)
Net interest income (loss)
17,636
147,907
44,076
(30,957)
22,517
16,737
217,916
Provision for credit losses - (benefit) expense
(2,037)
18,280
728
146
41
435
17,593
Non-interest income

3,415
22,330
1,898
33
998
2,120
30,794
Non-interest expenses:

Employees’ compensation and benefits
6,659
35,865
4,647
1,035
7,039
4,516
59,761

Occupancy and equipment
1,434
14,923
1,457
176
1,840
2,355
22,185

Business promotion
227
2,765
252
172
276
192
3,884

Professional fees
1,636
6,698
927
319
1,151
1,172
11,903

Taxes, other than income taxes
481
4,573
653
112
105
168
6,092

FDIC deposit insurance
414
760
680
-
240
142
2,236

Net (gain) loss on OREO operations
(1,406)
-
(492)
-
-
2,931
1,033

Credit and debit card processing expenses
-
6,971
217
-
3
698
7,889

Other non-interest expenses
(1)
851
6,621
558
273
717
891
9,911

Total non-interest expenses
10,296
79,176
8,899
2,087
11,371
13,065
124,894

Segment income (loss)
$
12,792
$
72,781
$
36,347
$
(33,157)
$
12,103
$
5,357
$
106,223
Average interest-earning assets $
2,172,385
$
4,019,262
$
3,639,505
$
5,361,692
$
2,584,121
$
462,264
$
18,239,229

Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Quarter ended September 30, 2024:
Interest income $
32,200
$
106,864
$
63,476
$
28,099
$
37,049
$
6,987
$
274,675
Net (charge) credit for transfer of funds
(13,791)
73,064
(19,519)
(48,315)
(2,187)
10,748
-
Interest expense
-
(39,914)
(3,833)
(11,046)
(15,415)
(2,403)
(72,611)
Net interest income (loss)
18,409
140,014
40,124
(31,262)
19,447
15,332
202,064
Provision for credit losses - (benefit) expense

(5,175)
28,514
(6,842)
(36)
(1,010)
(206)
15,245
Non-interest income
3,407
23,912
1,671
250
959
2,303
32,502
Non-interest expenses:

Employees’ compensation and benefits
6,734
34,806
4,879
926
7,204
4,532
59,081

Occupancy and equipment
1,501
15,049
1,457
193
1,913
2,311
22,424

Business promotion
307
2,904
256
165
258
226
4,116

Professional fees
1,600
7,190
1,112
303
1,192
1,141
12,538

Taxes, other than income taxes
454
4,244
578
109
120
160
5,665

FDIC deposit insurance
405
756
647
-
208
148
2,164

Net (gain) loss on OREO operations
(1,350)
-
(88)
-
(6)
105
(1,339)

Credit and debit card processing expenses
-
6,111
180
-
2
802
7,095

Other non-interest expenses
(1)
715
6,881
1,468
584
703
840
11,191

Total non-interest expenses
10,366
77,941
10,489
2,280
11,594
10,265
122,935

Segment income (loss)
$
16,625
$
57,471
$
38,148
$
(33,256)
$
9,822
$
7,576
$
96,386
Average interest-earning assets $
2,134,706
$
4,064,048
$
3,487,762
$
5,790,707
$
2,172,677
$
386,687
$
18,036,587

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
69

The following tables present information about the reportable segments for the indicated periods:
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Nine-Month Period Ended September 30, 2025
Interest income $
96,906
$
316,911
$
186,590
$
97,760
$
116,503
$
23,328
$
837,998
Net (charge) credit for transfer of funds
(44,014)
234,334
(46,524)
(170,370)
(5,381)
31,955
-
Interest expense
-
(114,421)
(11,125)
(13,136)
(47,374)
(5,770)
(191,826)
Net interest income (loss)
52,892
436,824
128,941
(85,746)
63,748
49,513
646,172
Provision for credit losses - (benefit) expense
(1,010)
55,503
4,083
138
2,905
1,371
62,990
Non-interest income
10,495
70,887
6,050
203
2,714
7,129
97,478
Non-interest expenses:

Employees’ compensation and benefits
20,393
107,889
15,403
3,202
21,306
13,763
181,956

Occupancy and equipment
4,447
44,886
4,591
529
5,651
7,008
67,112

Business promotion
696
7,487
686
522
778
488
10,657

Professional fees
4,668
19,564
2,966
1,028
3,185
3,587
34,998

Taxes, other than income taxes
1,398
13,260
1,834
344
326
520
17,682

FDIC deposit insurance
1,246
2,308
2,021
-
714
418
6,707

Net (gain) loss on OREO operations
(3,342)
-
(311)
-
-
2,966
(687)

Credit and debit processing expenses
-
17,818
691
-
8
2,229
20,746

Other non-interest expenses
(1)
2,612
19,677
3,336
1,558
2,159
2,740
32,082

Total non-interest expenses
32,118
232,889
31,217
7,183
34,127
33,719
371,253

Segment income (loss)
$
32,279
$
219,319
$
99,691
$
(92,864)
$
29,430
$
21,552
$
309,407
Average interest-earning assets $
2,164,489
$
4,031,285
$
3,589,066
$
5,575,455
$
2,465,975
$
448,643
$
18,274,913

Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Nine-Month Period Ended September 30, 2024
Interest income $
95,351
$
316,764
$
188,275
$
85,069
$
108,227
$
21,739
$
815,425
Net (charge) credit for transfer of funds
(40,611)
209,584
(60,211)
(131,980)
(6,900)
30,118
-
Interest expense
-
(117,343)
(11,845)
(36,107)
(44,935)
(6,983)
(217,213)
Net interest income (loss)
54,740
409,005
116,219
(83,018)
56,392
44,874
598,212
Provision for credit losses - (benefit) expense
(15,273)
70,976
(11,852)
(45)
(4,452)
(337)
39,017
Non-interest income
10,134
72,765
5,072
483
2,711
7,358
98,523
Non-interest expenses:

Employees’ compensation and benefits
20,096
103,682
14,509
2,766
21,492
13,498
176,043

Occupancy and equipment
4,375
43,920
4,241
571
5,817
6,732
65,656

Business promotion
943
8,693
772
568
769
572
12,317

Professional fees
5,890
21,070
3,040
991
3,319
3,335
37,645

Taxes, other than income taxes
1,323
12,203
1,489
307
388
492
16,202

FDIC deposit insurance
1,413
2,636
2,257
-
741
535
7,582

Net (gain) loss on OREO operations
(4,376)
-
(2,247)
-
(4)
227
(6,400)

Credit and debit processing expenses
-
17,479
582
-
7
2,385
20,453

Other non-interest expenses
(1)
2,204
19,930
4,486
1,774
1,998
2,650
33,042

Total non-interest expenses
31,868
229,613
29,129
6,977
34,527
30,426
362,540

Segment income (loss)
$
48,279
$
181,181
$
104,014
$
(89,467)
$
29,028
$
22,143
$
295,178
Average interest-earning assets $
2,129,905
$
4,026,020
$
3,496,657
$
5,844,331
$
2,126,742
$
406,252
$
18,029,907
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
2025 2024 2025 2024
(In thousands)
Average assets:
Total average interest-earning assets for segments

$
18,239,229
$
18,036,587
$
18,274,913
$
18,029,907
Average non-interest-earning assets
(1)

789,563
846,787
783,834
845,490

Total consolidated average assets
$
19,028,792
$
18,883,374
$
19,058,747
$
18,875,397
(1)
Includes,

among

other

things,

non-interest-earning

cash,

premises

and

equipment,

net

deferred

tax

asset,

right-of-use

(“ROU”)

assets,

and

accrued

interest

receivable

on

loans

and
investments.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
70
NOTE 18 – SUPPLEMENTAL

STATEMENTS

OF CASH FLOWS INFORMATION

Supplemental statements of cash flows information is as follows for the indicated periods:

Nine-Month Period Ended September 30,
2025 2024
(In thousands)
Cash paid for:

Interest

$
189,966
$
206,895

Income tax

49,445
68,322

Operating cash flow from operating leases
13,297
12,994
Non-cash investing and financing activities:

Additions to OREO
3,583
7,635

Additions to auto and other repossessed assets
46,100
45,266

Capitalization of servicing assets
1,904
1,632

Loan securitizations
118,128
85,893

Loans held for investment transferred to held for sale
-
118

Loans held for sale transferred to held for investment
99
-

Payable related to unsettled purchases of investment securities
72,394
-

ROU assets obtained in exchange for operating lease liabilities, net of lease terminations
4,484
8,943

Redemption of investments in FBP Statutory Trusts
1,850
1,500

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
71
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

September 30, 2025 and December 31, 2024 were as follows:

Regulatory Requirements
Actual For Capital Adequacy Purposes
To be Well

-Capitalized
Thresholds

Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
As of September 30, 2025
Total Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,399,420
17.93
% $
1,070,714
8.0
% N/A N/A

FirstBank
$
2,338,242
17.48
% $
1,069,894
8.0
% $
1,337,367
10.0
%
CET1 Capital (to Risk-Weighted Assets)

First BanCorp.
$
2,231,390
16.67
% $
602,277
4.5
% N/A N/A

FirstBank
$
2,070,339
15.48
% $
601,815
4.5
% $
869,289
6.5
%
Tier I Capital (to Risk-Weighted

Assets)

First BanCorp.
$
2,231,390
16.67
% $
803,035
6.0
% N/A N/A

FirstBank
$
2,170,339
16.23
% $
802,420
6.0
% $
1,069,894
8.0
%
Leverage ratio

First BanCorp.
$
2,231,390
11.52
% $
774,943
4.0
% N/A N/A

FirstBank
$
2,170,339
11.20
% $
775,251
4.0
% $
969,064
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

30, 2025,

commitments to

extend credit

amounted to

approximately $
2.1

billion, of

which $
0.8

billion relates

to retail
credit card loans.

In addition, commercial

and financial standby

letters of credit

as of September

30, 2025 amounted

to approximately
$
78.0

million.
Contingencies
As of

September 30,

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
FirstBank

is

involved

in

ongoing

litigation

in

the

U.S.

Virgin

Islands

regarding

its

leasehold

interests

in

a

commercial

property
located in such region, which served

as collateral for a commercial construction

loan originated in 2005. The property was constructed
on land

subject to

a ground

lease between

the borrower/lessee,

and

the lessor,

a third

party (“defendant”).

Upon borrower’s

default,
FirstBank received

the lease

rights in

lieu of

foreclosure of

the property,

recorded it

as OREO,

and took

possession of

the property.
After

acquiring

the

lease

rights

and

obtaining

possession

of

the

property,

the

parties

became

involved

in

litigation

over

a

certain
disputed

undeveloped

parcel of

land

and FirstBank

filed a

declaratory

judgment for

the U.S.

Virgin

Islands Courts

to decide

on the
matter. The defendant

further claimed that FirstBank breached

the ground lease by not paying

for this undeveloped parcel and

claimed
damages

including

an

award

of

possession

of

the

property

for

failure

to

cure

the

borrower’s

defaults.

Since

2014,

the

Bank

has
deposited rent payments

for the other parcels

into escrow,

pursuant to Virgin

Islands law,

which permits the

escrowing of rent

when a
landlord interferes

with the

permitted use

and enjoyment

of the

property.

The escrowed

amounts did

not include

interest or

late fees,
as FirstBank

believes it

has complied

with Virgin

Islands law

and

contends that

such charges

are not

due

when rent

is escrowed

in
accordance with

applicable law.

After multiple

legal proceedings,

on August

29, 2025,

the Supreme

Court of

the Virgin

Islands held
that

the

undeveloped

parcel

was

never

legally

added

to

the

lease,

invalidating

defendant’s

previous

claims

for

rent

and

possession
related to

that parcel.

Although the

Courts ruled

in favor

of FirstBank’s

declaratory judgment,

the Courts

affirmed defendant’s

claim
for

possession

and

damages

regarding

the

other

parcels

under

the

lease.

On

September

12,

2025,

FirstBank

filed

a

petition

for
rehearing

before

the

Supreme Court

of

the

Virgin

Islands.

FirstBank

maintains

that

all eviction

orders

remain

stayed and

that

legal

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
73
possession of the parcels continues with FirstBank. Given

the probable loss of the book value of these assets,

FirstBank recorded a full
valuation allowance of $
2.8

million in its OREO

balance. In addition, Management

has established a reserve

of $
1.9

million primarily
related to escrowed payments and disputes over the applicability of interest and late fees on escrowed payments. The ultimate outcome
of this litigation remains uncertain and may differ from management’s current estimates.
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

September 30,

2025, the

Corporation’s

total estimated

FDIC special

assessment amounted

to
$
7.4

million, of which

$
4.7

million has been

paid. The Corporation

continues to monitor

the FDIC’s

estimated loss to

the DIF,

which
could affect the amount of its accrued liability.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
74
NOTE 20 – FIRST BANCORP.

(HOLDING COMPANY

ONLY) FINANCIAL

INFORMATION

The following condensed

financial information presents

the financial position

of First BanCorp.

at the holding

company level only
as

of

September

30,

2025

and

December

31,

2024,

and

the

results

of

its

operations

for

the

quarters

and

nine-month

periods

ended
September 30, 2025 and 2024:
Statements of Financial Condition
As of September 30, As of December 31,
2025 2024
(In thousands)
Assets
Cash and due from banks (includes $
29,442

due from FirstBank as of September 30, 2025
and $
12,555

as of December 31, 2024)
$
30,189
$
13,295
Equity securities
1,950
1,275
Investment in FirstBank, at equity
1,844,434
1,694,000
Investment in FirstBank Insurance Agency, at equity
30,032
24,121
Investment in FBP Statutory Trust I
(1)
-
1,289
Investment in FBP Statutory Trust II
(1)
-
561
Dividends receivable
-
619
Other assets
(2)
16,097
459
Total assets $
1,922,702
$
1,735,619
Liabilities and Stockholders’ Equity
Liabilities:
Long-term borrowings
(1)
$
-
$
61,700
Accounts payable and other liabilities
4,657
4,683
Total liabilities
4,657
66,383
Stockholders’ equity
1,918,045
1,669,236
Total liabilities and stockholders’ equity $
1,922,702
$
1,735,619
(1)
During the first half of 2025,

the Corporation redeemed the

remaining $
61.7

million of the outstanding TruPS

issued by FBP Statutory Trusts

I and II (or $
59.8

million after excluding the
Corporation’s interest in the Trusts

of approximately $
1.9

million), as further explained in Note 6 – “Non-Consolidated

Variable Interest

Entities (“VIEs”) and Servicing Assets.”
(2)
As of

September 30,

2025, the

balance

primarily consists

of deferred

tax assets

associated with

NOL carryforwards,

which the

Corporation expects

to realize

under the

new election
established by Act 65-2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED

FINANCIAL

STATEMENTS – (Continued)
75

Statements of Income

Quarter Ended

Nine-Month Period Ended
September 30, September 30,
2025 2024 2025 2024
(In thousands)
Income

Interest income on interest-bearing cash balances

due from FirstBank
$
914
$
49
$
1,101
$
199

Dividend income from banking subsidiaries
79,279
78,704
269,174
240,853

Other income
-
97
36
298

Total income
80,193
78,850
270,311
241,350
Expense

Interest expense on long-term borrowings
-
3,235
1,156
9,921

Other non-interest expenses
407
398
1,348
1,300

Total expense
407
3,633
2,504
11,221
Income before income taxes and equity in undistributed

earnings of subsidiaries
79,786
75,217
267,807
230,129
Income tax (benefit) expense
(1)
(15,592)
-
(15,591)
1
Equity in undistributed earnings of subsidiaries

(distributions in excess of earnings)
5,148
(1,490)
(25,633)
(7,105)
Net income $
100,526
$
73,727
$
257,765
$
223,023
Other comprehensive income, net of tax
48,834
160,054
174,100
155,549
Comprehensive income $
149,360
$
233,781
$
431,865
$
378,572
(1) During

the quarter

and nine-month

period ended

September 30,

2025, includes

a one-time

reversal of

approximately

$
15.8

million in

valuation allowance

related to

deferred tax

assets
associated with NOL carryforwards.

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
EXECUTIVE SUMMARY
First BanCorp. is

a diversified financial

holding company headquartered

in San Juan, Puerto

Rico, offering a

full range of financial
products to

consumers and

commercial customers

through various

subsidiaries. First

BanCorp.

is the

holding company

of FirstBank
Puerto

Rico

(“FirstBank”

or the

“Bank”)

and

FirstBank

Insurance

Agency.

Through

its wholly

-owned

subsidiaries,

the Corporation
operates

in

Puerto

Rico,

the

United

States

Virgin

Islands

(“USVI”),

the

British

Virgin

Islands

(“BVI”),

and

the

state

of

Florida,
concentrating on

commercial banking,

residential mortgage loans,

credit cards, personal

loans, small loans,

auto loans and

leases, and
insurance agency activities.
Recent Developments
Economy and Market Update
Economic conditions

in Puerto

Rico remained

generally stable

during the

third quarter

of 2025.

The unemployment

rate averaged
5.6% in August 2025, similar to

the first half of the year,

and labor force participation remained steady.

Fiscal conditions improved; in
July 2025,

the Puerto

Rico government’s

$13.1 billion

fiscal year

2025 budget,

its first

balanced budget

certified by

the PROMESA
oversight board, took effect, reinforcing public finance

stability.
In

the

broader

U.S.

economy,

after

a

strong

second

quarter,

momentum

slowed

during

the

third

quarter

of

2025.

Labor

market
indicators softened

slightly,

and the

unemployment rate

increased to

4.3% in

August 2025,

compared to

4.1% in

the prior

quarter.

In
response to

these trends,

the Federal Reserve

(the “FED”)

implemented two

rate cuts,

one in

September 2025

and another

in October
2025,

bringing

the

federal

funds

target

range

down

to

3.75%-4.00%,

its

lowest

level

in

three

years.

The

ongoing

U.S.

federal
government

shutdown, which

began on

October 1,

2025, has

delayed several

statistical releases,

contributing

to increased

near-term
uncertainty in financial markets.
Against this

macroeconomic

backdrop,

the Corporation

delivered

solid results

in the

third

quarter

of 2025.

Total

loans surpassed
$13

billion

for

the first

time

since

2010,

increasing

5.6%

on

a

linked-quarter

annualized

basis,

led

by

commercial

and

construction
lending

in both

Puerto

Rico and

Florida.

Core franchise

deposits expanded

by

$139

million, consumer

charge-offs

remained

stable,
and non-performing loans declined further,

underscoring stable credit performance.
Net interest margin

is expected to

remain stable

through the fourth

quarter of

2025. Cash flows

of approximately

$0.6 billion from
investment

securities (excluding

U.S. Treasury

securities) are

expected to

be redeployed

into higher-yielding

interest-earning

assets.
These

benefits,

however,

are expected

to

be

partially

offset

by

the

recent

FED

rate

cuts,

which

may

reduce

yields

on

variable-rate
commercial loans

and interest-earning

cash held

at the

FED, as well

as by

competitive pressures

on deposit

pricing.

The Corporation
has revised its full-year loan growth

guidance to 3%-4%, down from the

previous mid-single-digit outlook, primarily

reflecting slower
consumer loan production, particularly in auto loans.

Capital Deployment Actions
In the

third quarter

of 2025,

the Corporation

delivered approximately

$78.7 million

in the

form of

capital deployment

actions that
included $28.7 million in common stock dividends declared and

$50.0 million in repurchases of common stock.
On

October

22,

2025,

the

Corporation

announced

that

its

Board

of

Directors

approved

a

new

stock

repurchase

program,

under
which the Corporation

may repurchase

up to an

additional $200

million of its

outstanding common

stock, which it

expects to execute
through the end of the fourth quarter of 2026.
From October

1, 2025 to

November 4, 2025,

the Corporation repurchased

approximately 1.2

million shares of

common stock for

a
total cost

of approximately

$23.7 million.

In the

aggregate, as

of November

4, 2025,

the Corporation

has remaining

authorization of
approximately $214.6 million.
Recent Tax

Developments and Other Special Items
The financial results for the third

quarter of 2025 include a one-time

reversal of approximately $16.6 million

in valuation allowance
related

to

deferred

tax

assets

primarily

associated

with

net

operating

loss

(“NOL”)

carryforwards

at

the

holding

company

level
following

the

enactment

of

Act

65-2025,

and

a

$2.3

million

employee

retention

credit

(“ERC”),

net

of

$0.3

million

in

related
commissions. For further details related to these Special Items, refer to the
Non-GAAP Disclosures – Special Items section below.
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

nine-month

period

ended

September

30,

2025,

the

Corporation

had

net

income

of $100.5

million

($0.63

per
diluted

common

share)

and

$257.8

million

($1.59

per

diluted

common

share),

respectively,

compared

to

$73.7

million

($0.45

per
diluted common share)

and $223.0 million

($1.35 per diluted common

share), respectively,

for the comparable

periods in 2024.

Other
relevant selected financial indicators for the periods presented are included below:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2025 2024 2025 2024
Key Performance Indicator:
(1)
Return on Average Assets
(2)
2.10% 1.55% 1.81% 1.57%
Adjusted Return on Average Assets

(2) (4)
1.70 1.55 1.68 1.58
Return on Average Common Equity
(3)
21.36 18.31 19.07 19.52
Adjusted Return on Average Common Equity

(3)
(4)
17.36 18.31 17.68 19.57
Efficiency Ratio

(5)
50.22 52.41 49.92 52.03
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
(4)
Represents non-GAAP

financial measures.

Refer to
Non-GAAP Financial

Measures and

Reconciliations
below for

the definition

of and

additional information

about these

non-GAAP
financial measures.
(5)
Measures how much the Corporation incurred to generate a

dollar of revenue and is calculated by dividing non-interest expenses by total revenue.
The

key

drivers

of

the

Corporation’s

GAAP

financial

results

for

the

quarter

ended

September

30,

2025,

compared

to

the

third
quarter of 2024, include the following:
●
Net

interest

income

for

the

quarter

ended

September

30,

2025

increased

by

$15.8

million

to

$217.9

million,

compared

to
$202.1 million

for the

third quarter

of 2024.

Net interest

margin for

the third

quarter of

2025 increased

by 32

bps to

4.57%,
driven by a decrease

in the cost of funds

and a change in asset mix

associated with the deployment

of cash flows from lower-
yielding

investment

securities

to

loans

and

other

higher-yielding

interest-earning

assets.

See

“Results

of

Operations

–

Net
Interest Income”

below for additional information.
●
The provision for credit

losses on loans, finance

leases, unfunded loan commitments

and debt securities for the

quarter ended
September 30, 2025 was $17.6 million, compared to $15.2 million for the third quarter of 2024.
Net

charge-offs

totaled

$19.9

million

for

the quarter

ended September

30,

2025,

or an

annualized

0.62%

of average

loans,
compared

to

$24.0

million,

or

an

annualized

0.78%

of

average

loans,

for

the

third

quarter

of

2024.

The

decrease

in

net
charge-offs

for

the

third

quarter

of

2025

was

driven

by

a

$2.7

million

decrease

in

consumer

loans

and

finance

leases

net
charge-offs and

a $1.2 million charge

-off recorded

on the sale of

a nonaccrual C&I

loan in the

Puerto Rico region

during the
third quarter of

2024. See “Results of

Operations – Provision

for Credit Losses”

and “Risk Management”

below for analyses
of the ACL and non-performing assets and related ratios.
●
Non-interest income for the quarter ended

September 30, 2025 decreased by $1.7 million to $30.8 million,

mainly related to a
$0.6 million decrease

in realized gains

from purchased income

tax credits and

$0.8 million in

insurance proceeds received

in
the third quarter of 2024.
●
Non-interest expenses for

the quarter ended September

30, 2025 amounted to $124.9

million, compared to $122.9

million for
the third

quarter of

2024. Non-interest

expenses for

the third

quarter of

2025 included

a $2.3 million

benefit in

payroll taxes
related to the ERC. On

a non-GAAP basis, excluding

the effect of this Special

Item, adjusted non-interest expenses

increased
by $4.3

million primarily

due to

a $3.0

million increase

in adjusted

employees’ compensation

and benefits

expenses driven
by

annual

salary

merit

increases and

a

$2.8

million

valuation

adjustment

recorded

in

a commercial

OREO

property

in

the

Virgin

Islands region as part of

net loss (gain) on other

real estate owned (“OREO”)

operations.

See “Results of Operations

–
Non-Interest Expenses” below for additional information.

●
Income tax expense

decreased to $5.7 million

for the third quarter

of 2025, compared

to $22.7 million

for the same period

in
2024,

driven

by

a

one-time

reversal

of

approximately

$16.6

million

in

valuation

allowance

related

to

deferred

tax

assets
primarily

associated

with

NOL

carryforwards

at

the

holding

company

level.

See

“Income

Taxes”

below

and

Note

14

–
“Income Taxes,”

to the unaudited consolidated financial statements herein for additional information.

●
As of

September

30,

2025,

total assets

were

approximately

$19.3

billion,

an increase

of $28.4

million

from

December 31,
2024,

primarily related to an increase in total loans and an increase in the fair value of available-for-sale debt securities due to
changes in market

interest rates, partially offset

by a decrease in

cash and cash equivalents

resulting from capital

deployment
actions and the repayment of long-term borrowings.
●
As of

September 30,

2025, total

liabilities were

$17.4 billion,

a decrease

of $220.4

million from

December 31,

2024, driven
by a $271.7 million decrease in borrowings.

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

2025.

The

Corporation

had

approximately

$2.4

billion

in
cash and

cash equivalents

and free

high-quality liquid

securities.

In addition,

as of

September 30,

2025, the

Corporation had
approximately $2.7

billion available for

funding under

the FED’s

Discount Window

and $1.1

billion available for

additional
borrowing capacity on

the Federal Home Loan

Bank (“FHLB”) lines of credit

based on collateral pledged

at these entities. In
the

aggregate,

as

of

September

30,

2025,

the

Corporation

had

$6.2

billion,

or

134%

of

estimated

uninsured

deposits
(excluding

fully

collateralized

government

deposits),

available

to

meet liquidity

needs.

See “Risk

Management

–

Liquidity
Risk” below for additional information about the Corporation’s funding sources and strategy.
●
As of

September 30,

2025, the

Corporation’s

total stockholders’

equity was

$1.9 billion,

an increase

of $248.8

million from
December

31,

2024.

The

increase

was driven

by

net

income

generated

in

the

first

nine

months

2025

and

a

$174.1

million
increase in the fair value

of available-for-sale debt securities

recorded as part of

accumulated other comprehensive

loss in the
consolidated

statements

of

financial

condition,

partially

offset

by

$100.0

million

in

common

stock

repurchases

and

$87.4
million, or $0.54 per common

share, in common stock dividends

declared in the first nine months

of 2025. The Corporation’s
CET1 capital, tier

1 capital, total

capital, and

leverage ratios were

16.67%, 16.67%,

17.93%, and 11.52%

,

respectively,

as of
September 30,

2025, compared

to CET1

capital, tier 1

capital, total

capital, and

leverage ratios

of 16.32%,

16.32%, 18.02%,
and 11.07%, respectively,

as of December 31, 2024.

See “Risk Management – Capital” below for additional information.
●
Total

loan

production,

including

purchases,

refinancings,

renewals,

and

draws

from

existing

revolving

and

non-revolving
commitments, increased

by $68.2

million to

$1.4 billion

for the quarter

ended September

30, 2025,

as compared

to the third
quarter

of 2024,

mainly

in

commercial

and

construction

loans in

the

Puerto

Rico

and

Florida

regions,

partially

offset

by

a
decrease in

consumer

loans in

the Puerto

Rico region.

See “Results

of Operations

– Loan

Production”

below for

additional
information.
●
Total

non-performing assets

were $119.4

million as

of September

30, 2025,

an increase

of $1.1

million from

December 31,
2024,

mainly due

to a $13.9

million increase

in nonaccrual commercial

and construction

loans, which

include the

inflows to
nonaccrual

status of

a $12.6

million

commercial

mortgage loan

in the

Florida region

during

the first

quarter

of 2025

and

a
$4.3 million

construction loan

in the

Puerto Rico

region during

the second

quarter of

2025, both

in the

hospitality industry;
partially offset

by an

$8.0 million

decrease in

the OREO

portfolio balance

,

which includes

the aforementioned

$2.8 million
valuation

adjustment recorded

in a

commercial OREO

property in

the Virgin

Islands region;

and a

$5.2 million

decrease in
nonaccrual

residential

mortgage loans

and consumer

loans and

finance leases.

See “Risk

Management

– Nonaccrual

Loans
and Non-Performing Assets” below for additional information.
●
Adversely

classified

commercial

and

construction

loans

increased

by

$13.9

million

to

$101.2

million

as

of

September

30,
2025,

compared to

December 31,

2024, driven

by the

downgrade of

five commercial

loans totaling

$34.1 million,

including
the

aforementioned

$12.6

million

inflow

to nonaccrual

status in

the Florida

region

during

the first

quarter

of 2025

and the
downgrade

of

a

$10.0

million

C&I

loan

in

the

Puerto

Rico

region

during

the

third

quarter

of

2025,

partially

offset

by

the
upgrade of two commercial mortgage loans totaling $17.0 million.

NON-GAAP FINANCIAL MEASURES AND RECONCILIATIONS
The Corporation has included in this Quarterly Report on Form 10-Q the following financial measures that are not recognized under
GAAP,

which are referred to as non-GAAP financial measures:

Net Interest Income,

Interest Rate Spread,

and Net Interest Margin on

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
net interest margin

on a fully tax-equivalent basis.

This adjustment puts all earning

assets, most notably tax-exempt

securities and tax-
exempt loans, on a common basis that facilitates comparison of results to the results of peers.

See “Results of Operations – Net Interest Income” below,

for the table that reconciles net interest income in accordance with GAAP to the non-GAAP financial measure of net interest income

on a tax-equivalent basis for the indicated periods.

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

Adjusted Net Income,

Adjusted Non-Interest

Expenses,

Adjusted Income Tax

Expense, Adjusted Average

Assets, Adjusted Return on
Average Assets, Adjusted Average

Common Equity, and Adjusted Return

on Average Common Equity
To

supplement the

Corporation’s

financial statements

presented in

accordance with

GAAP,

the Corporation

uses, and believes

that
investors

benefit

from

disclosure

of,

non-GAAP

financial

measures

that

reflect

adjustments

to

net

income,

non-interest

expenses,
income tax

expense, adjusted

average assets,

adjusted return

on average

assets, adjusted

average common

equity,

and adjusted

return
on

average

common

equity

to

exclude

items

that

management

believes

are

not

reflective

of

core

operating

performance

(“Special
Items”). The

financial results

for the

third quarter

of 2024

did not

include any

significant Special

Items. The

financial results

for the
third quarter of 2025 and nine-month periods ended September 30, 2025 and 2024 included the following Special Items:
Quarter and Nine-Month Period Ended September 30, 2025
Enactment of Act 65-2025
-
On July

17, 2025,

the Government

of Puerto

Rico enacted

Act 65-2025

which, among

other things,

allows domestic

limited
liability companies

owned by

legal entities

to elect

to be

treated as

disregarded

entities for

tax purposes.

As a

result of

this
change, during the third quarter of 2025, the Corporation

reversed approximately $16.6 million in valuation allowance

related
to deferred

tax assets

primarily

associated with

NOL carryforwards

at the

holding company

level. This

reversal reflects

the
Corporation’s

expectation of

realizing these

tax benefits

under the new

election established

by the Act.

As of September

30,
2025,

the

remaining

valuation

allowance

related

to

deferred

tax

assets

associated

with

NOL

carryforwards

at

the

holding
company level was approximately $1.0 million.

Employee Retention Credit (“ERC”)
-
During the third

quarter of 2025, the

Corporation recognized a

$2.3 million ERC, net

of $0.3 million

in related commissions.
This

amount

is

reflected

in

the

consolidated

statements

of

income

as

part

of

“employees’

compensation

and

benefits”
expenses. This

credit was

established under

the Coronavirus

Aid, Relief,

and Economic

Security (“CARES”)

Act to

support
businesses that

retained employees

during the

COVID-19 pandemic.

The credit

recorded during

the third

quarter of

2025 is
tax exempt for Puerto Rico tax purposes.
Nine-Month Period Ended September 30, 2024
FDIC Special Assessment Expense
-
Charges

of

$1.1

million

($0.7

million

after-tax,

calculated

based

on

the

statutory

tax

rate

of

37.5%)

were

recorded

for

the
nine-month

period

ended

September

30,

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

The

following

table

reconciles,

for

the

third

quarter

of

2025

and

nine-month

periods

ended

September

30,

2025

and

2024,

net
income to adjusted

net income, adjusted

average common

equity,

adjusted return on

average common

equity,

adjusted average assets,
and adjusted

return on

average assets,

which are

non-GAAP financial

measures

that exclude

the Special

Items identified

above, and
shows, for the third quarter of 2024, the reported net income.
Quarter Ended September 30,
Nine-Month Period Ended
September 30,
2025 2024 2025 2024
(In thousands)
Net income, as reported (GAAP) $ 100,526 $ 73,727 $ 257,765 $ 223,023
Adjustments:

Employee retention credit (2,358) - (2,358) -
FDIC special assessment expense - - - 1,099
Income tax impact related to the enactment of Act 65-2025 (16,553) - (16,553) -
Income tax impact of adjustment
(1)
- - - (412)
Adjusted net income (Non-GAAP) $ 81,615 $ 73,727 $ 238,854 $ 223,710
Average assets $ 19,028,792 $ 18,883,374 $ 19,058,747 $ 18,875,397
Adjusted average assets
(2)
$ 19,027,151 $ 18,883,374 $ 19,058,194 $ 18,875,397
Return on average assets (GAAP) 2.10% 1.55% 1.81% 1.57%
Adjusted return on average assets (Non-GAAP) 1.70% 1.55% 1.68% 1.58%
Average common equity $ 1,866,839 $ 1,597,558 $ 1,807,108 $ 1,522,292
Adjusted average common equity
(2)
$ 1,865,198 $ 1,597,558 $ 1,806,555 $ 1,522,721
Return on average common equity (GAAP) 21.36% 18.31% 19.07% 19.52%
Adjusted return on average common equity (Non-GAAP) 17.36% 18.31% 17.68% 19.57%
(1)
See “Adjusted Net Income, Adjusted Non-Interest Expenses,

Adjusted Income Tax Expense,

Adjusted Average Assets, Adjusted Return

on Average Assets,

Adjusted Average Common
Equity, and Adjusted Return on Average

Common Equity” above for the individual tax impact related to the above adjustment, which was based on the Puerto Rico

statutory tax rate of
37.5%.
(2) Adjusted to account for the average effect of Special Items.

RESULTS

OF OPERATIONS
Net Interest Income
Net interest

income is

the excess of

interest earned

by First

BanCorp. on

its interest-earning

assets over

the interest

incurred on its
interest-bearing

liabilities.

First

BanCorp.’s

net

interest

income

is

subject

to

interest

rate

risk

due

to

the

repricing

and

maturity
mismatch

of

the

Corporation’s

assets

and

liabilities.

In

addition,

variable

sources

of

interest

income,

such

as

loan

fees,

periodic
dividends, and

collection of

interest on

nonaccrual loans,

can fluctuate

from period

to period.

Net interest

income for

the quarter

and
nine-month

period ended

September 30,

2025 was

$217.9 million

and $646.2

million, respectively,

compared to

$202.1 million

and
$598.2

million

for

the

comparable

periods

in

2024,

respectively.

On

a

tax-equivalent

basis,

net

interest

income

for

the

quarter

and
nine-month

period ended

September 30,

2025 was

$226.2 million

and $667.8

million, respectively,

compared to

$206.6 million

and
$612.4 million for the comparable periods

in 2024, respectively.
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
Part I
Average volume Interest income (1)

/ expense
Average rate (1)
Quarter ended September 30, 2025 2024 2025 2024 2025 2024
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 871,290 $ 645,398 $ 9,695 $ 8,782 4.41% 5.40%
Government obligations
(2)
1,838,314 2,520,133 9,779 8,458 2.11% 1.33%
Mortgage-backed securities (“MBS”) 3,281,983 3,290,547 18,801 13,830 2.27% 1.67%
FHLB stock 25,777 33,985 495 804 7.62% 9.39%
Other investments 20,362 19,726 123 73 2.40% 1.47%
Total investments
(3)
6,037,726 6,509,789 38,893 31,947 2.56% 1.95%
Residential mortgage loans 2,873,549 2,816,343 42,203 41,505 5.83% 5.85%
Construction loans 250,280 195,001 6,058 4,417 9.60% 8.99%
C&I and commercial mortgage loans 6,014,997 5,616,658 104,631 102,763 6.90% 7.26%
Finance leases 897,982 885,807 17,403 17,290 7.69% 7.74%
Consumer loans 2,839,431 2,840,870 81,799 81,281 11.43% 11.35%
Total loans
(4)(5)
12,876,239 12,354,679 252,094 247,256 7.77% 7.94%

Total interest-earning assets
$ 18,913,965 $ 18,864,468 $ 290,987 $ 279,203 6.10% 5.87%
Interest-bearing liabilities:
Time deposits $ 3,352,163 $ 3,057,918 $ 28,590 $ 27,768 3.38% 3.60%
Brokered CDs 581,946 600,319 6,414 7,656 4.37% 5.06%
Other interest-bearing deposits 7,421,017 7,429,163 26,341 28,280 1.41% 1.51%
Advances from the FHLB 313,152 500,000 3,472 5,672 4.40% 4.50%
Other borrowings 857 155,722 10 3,235 4.63% 8.24%
Total interest-bearing liabilities $ 11,669,135 $ 11,743,122 $ 64,827 $ 72,611 2.20% 2.45%
Net interest income on a tax-equivalent basis - non-GAAP $ 226,160 $ 206,592
Interest rate spread - non-GAAP 3.90% 3.42%
Net interest margin - non-GAAP 4.74% 4.34%

Part I
Average volume Interest income
(1)

/ expense
Average rate
(1)
Nine-Month Period Ended September 30,
2025

2024

2025

2024

2025 2024
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 1,016,762 $ 615,679 $ 33,797 $ 25,096 4.44% 5.43%
Government obligations
(2)
1,882,541 2,607,706 24,268 26,458 1.72% 1.35%
MBS 3,293,288 3,366,866 54,277 43,407 2.20% 1.72%
FHLB stock 28,159 34,217 1,930 2,476 9.16% 9.64%
Other investments 20,289 17,978 544 383 3.58% 2.84%
Total investments
(3)
6,241,039 6,642,446 114,816 97,820 2.46% 1.96%
Residential mortgage loans 2,856,813 2,811,447 125,361 122,664 5.87% 5.81%
Construction loans 242,893 219,601 17,493 13,909 9.63% 8.44%
C&I and commercial mortgage loans 5,905,687 5,550,259 305,145 302,758 6.91% 7.27%
Finance leases 900,998 874,508 52,950 51,672 7.86% 7.87%
Consumer loans 2,845,018 2,822,909 243,853 240,809 11.46% 11.36%
Total loans
(4)(5)
12,751,409 12,278,724 744,802 731,812 7.81% 7.94%

Total interest-earning assets
$ 18,992,448 $ 18,921,170 $ 859,618 $ 829,632 6.05% 5.84%
Interest-bearing liabilities:
Time deposits $ 3,198,226 $ 2,984,413 $ 80,805 $ 78,766 3.38% 3.52%
Brokered CDs 518,195 675,226 17,366 25,926 4.48% 5.11%
Other interest-bearing deposits 7,591,571 7,497,046 80,309 85,708 1.41% 1.52%
Advances from the FHLB 366,703 500,000 12,180 16,892 4.44% 4.50%
Other borrowings 21,199 159,693 1,166 9,921 7.35% 8.28%
Total interest-bearing liabilities $ 11,695,894 $ 11,816,378 $ 191,826 $ 217,213 2.19% 2.45%
Net interest income on a tax-equivalent basis - non-GAAP $ 667,792 $ 612,419
Interest rate spread - non-GAAP 3.86% 3.39%
Net interest margin - non-GAAP 4.70% 4.31%
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
(4)
Average loan balances include

the average of nonaccrual loans.
(5)
Interest income on loans

includes $3.8 million

and $3.2 million

for the quarters ended

September 30, 2025 and

2024, respectively,

and $12.9 million and

$9.5 million for

the nine-month
periods ended September 30, 2025 and 2024, respectively,

of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II Quarter Ended September 30, Nine-Month Period Ended September 30,
2025 Compared to 2024 2025 Compared to 2024
Variance due to: Variance due to:
Volume Rate Total Volume Rate Total
(In thousands)
Interest income on interest-earning assets:
Money market and other short-term investments $ 2,787 $ (1,874) $ 913 $ 14,928 $ (6,227) $ 8,701
Government obligations (2,928) 4,249 1,321 (8,364) 6,174 (2,190)
MBS (22) 4,993 4,971 (1,078) 11,948 10,870
FHLB stock (174) (135) (309) (421) (125) (546)
Other investments 2 48 50 53 108 161
Total investments (335) 7,281 6,946 5,118 11,878 16,996
Residential mortgage loans 838 (140) 698 1,992 705 2,697
Construction loans 1,321 320 1,641 1,565 2,019 3,584
C&I and commercial mortgage loans 7,058 (5,190) 1,868 18,895 (16,508) 2,387
Finance leases 235 (122) 113 1,562 (284) 1,278
Consumer loans (1,472) 1,990 518 (2,318) 5,362 3,044
Total loans 7,980 (3,142) 4,838 21,696 (8,706) 12,990
Total interest income $ 7,645 $ 4,139 $ 11,784 $ 26,814 $ 3,172 $ 29,986
Interest expense on interest-bearing liabilities:
Time deposits $ 2,573 $ (1,751) $ 822 $ 5,529 $ (3,490) $ 2,039
Brokered CDs (228) (1,014) (1,242) (5,542) (3,018) (8,560)
Other interest-bearing deposits 147 (2,086) (1,939) 2,280 (7,679) (5,399)
Advances from the FHLB (2,074) (126) (2,200) (4,446) (266) (4,712)
Other borrowings (2,413) (812) (3,225) (7,754) (1,001) (8,755)
Total interest expense (1,995) (5,789) (7,784) (9,933) (15,454) (25,387)
Change in net interest income $ 9,640 $ 9,928 $ 19,568 $ 36,747 $ 18,626 $ 55,373
Portions of

the Corporation’s

interest-earning assets,

mostly certain

loans and

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

The following

table reconciles

net interest

income in

accordance with

GAAP to

net interest

income on

an adjusted

tax-equivalent
basis for the indicated periods.

The table also reconciles net interest

spread and net interest margin

on a GAAP basis to this

item on an
adjusted tax-equivalent basis:
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2025 2024 2025 2024
(Dollars in thousands)
Interest income - GAAP $ 282,743 $ 274,675 $ 837,998 $ 815,425
Tax-equivalent adjustment 8,244 4,528 21,620 14,207
Interest income on a tax-equivalent basis

- non-GAAP
$ 290,987 $ 279,203 $ 859,618 $ 829,632
Interest expense - GAAP $ 64,827 $ 72,611 $ 191,826 $ 217,213
Net interest income - GAAP $ 217,916 $ 202,064 $ 646,172 $ 598,212
Net interest income on a tax-equivalent basis

- non-GAAP
$ 226,160 $ 206,592 $ 667,792 $ 612,419
Average Balances

Loans and leases $ 12,876,239 $ 12,354,679 $ 12,751,409 $ 12,278,724
Total securities, other short-term investments and interest-bearing cash balances
6,037,726 6,509,789 6,241,039 6,642,446
Average interest-earning assets $ 18,913,965 $ 18,864,468 $ 18,992,448 $ 18,921,170
Average interest-bearing liabilities $ 11,669,135 $ 11,743,122 $ 11,695,894 $ 11,816,378
Average assets
(1)
$ 19,028,792 $ 18,883,374 $ 19,058,747 $ 18,875,397
Average non-interest-bearing deposits $ 5,309,212 $ 5,341,589 $ 5,378,807 $ 5,333,838
Average Yield/Rate
Average yield on interest-earning assets - GAAP 5.93% 5.78% 5.90% 5.74%
Average rate on interest-bearing liabilities - GAAP 2.20% 2.45% 2.19% 2.45%
Net interest spread - GAAP 3.73% 3.33% 3.71% 3.29%
Net interest margin - GAAP 4.57% 4.25% 4.55% 4.21%
Average yield on interest-earning assets on a tax-equivalent basis - non-GAAP
6.10% 5.87% 6.05% 5.84%
Average rate on interest-bearing liabilities 2.20% 2.45% 2.19% 2.45%
Net interest spread on a tax-equivalent basis

- non-GAAP
3.90% 3.42% 3.86% 3.39%
Net interest margin on a tax-equivalent basis - non-GAAP 4.74% 4.34% 4.70% 4.31%
(1) Includes, among other things, the ACL on loans and finance leases and debt securities, as well as unrealized gains and losses on available-for-sale debt securities.

Net

interest

income

amounted

to

$217.9

million

for

the

quarter

ended

September

30,

2025,

an

increase

of

$15.8

million,

when
compared to $202.1 million for the same period in 2024. The $15.8 million increase in net interest income consisted of:
●
A $7.8 million decrease in interest expense on interest-bearing liabilities, consisting of:
o
A

$5.4

million

decrease

in

interest

expense

on

borrowings,

mainly

due

to

the

redemption

of

$161.7

million

of

junior
subordinated debentures during the second half

of 2024 and first half of 2025,

and $180.0 million in FHLB advances that
matured and were repaid in March 2025.
o
A $2.4 million decrease in interest expense on interest-bearing deposits, consisting of:
-
A $1.9 million decrease in

interest expense on interest-bearing

checking and saving accounts, driven

by the effect of
lower interest

rates when

compared

to the

same period

in 2024.

The average

cost of

interest-bearing

checking and
saving accounts

in the third

quarter of 2025

decreased 10

bps to 1.41%

when compared

to the same

period in 2024,
mostly

driven

by

a

31

bps

decrease

in

government

deposits.

Excluding

government

deposits,

the

average

cost

of
interest-bearing

checking and

savings accounts

for the

quarter ended

September 30,

2025 was

0.72%, compared

to
0.76% for the same period in 2024.
-
A

$1.3

million

decrease

in

interest

expense

on

brokered

CDs,

of

which

$1.0

million

was

associated

with

new
issuances at lower interest rates than maturing brokered CDs.
Partially offset by:
-
A

$0.8

million

increase

in

interest

expense

on

time

deposits,

excluding

brokered

CDs,

driven

by

a

$2.6

million
increase associated with

a $294.2 million

increase in the

average balance,

partially offset by

a $1.8

million decrease
related to

lower rates

paid on

new issuances

and renewals.

The average

cost of

time deposits

in the

third quarter

of
2025, excluding

brokered CDs,

decreased 22

bps to

3.38% when

compared to

the same

period in

2024. Excluding
government deposits, the

average cost of

time deposits for

the third quarter

of 2025 was 3.39%,

compared to 3.53%
for the same period in 2024.
●
A $4.5 million net increase in investment securities and interest-bearing cash balances, consisting of:
o
A $3.9

million increase

in interest

income on

debt securities,

mainly due

to purchases

of higher

-yielding available-for-
sale debt securities replacing maturities of lower-yielding

debt securities.
o
A $0.9 million increase in

interest income from interest-bearing

cash balances, driven by a $225.9

million net increase in
the

average balances,

which

consisted

primarily

of deposits

maintained

at

the FED,

which

more

than

compensated

for
the reduction in the federal funds rate.
Partially offset by:
o
A $0.3

million decrease

in interest

income on

other investment

securities, mainly

driven by

an $8.2

million decrease

in
the average balance of FHLB stock.
● A $3.5 million increase in interest income on loans, consisting of:
o
A

$2.2

million

increase

in

interest

income

on

commercial

and

construction

loans,

driven

by

an

$8.5

million

increase
mainly

associated

with

a

$453.6

million

increase

in

the

average

balance,

partially

offset

by

a

$6.3

million

decrease
mainly related to the effect of lower market interest rates

on the downward repricing of variable-rate loans.
As

of

September

30,

2025,

the

interest

rate

on

approximately

51%

of

the

Corporation’s

commercial

and

construction
loans was tied

to variable rates,

with 33% based

upon Secured

Overnight Financing

Rate (“SOFR”) of

3 months or

less,
10% based

upon the

Prime rate

index,

and 8%

based on

other indexes.

For the

quarter ended

September 30,

2025, the
average one-month

SOFR decreased

93 bps,

the three-month

SOFR decreased

88 bps,

and the

Prime rate

decreased 97
bps, when compared to the same period in 2024.

o
A $0.7 million increase

in interest income on

residential mortgage loans, mostly

associated with a $57.2

million increase
in the average balance.

o
A $0.6 million

increase in interest income

on consumer loans and

finance leases, due

to higher yields and

higher income
from late fees, mainly in the

auto loans portfolio. This was partially

offset by a decrease in interest

income from personal
loans and

credit cards,

driven by

a $62.4

million decline

in the

average balance,

which more

than offset

the increase

in
interest income

on auto

loans and

finance leases

attributable to

a $74.5

million increase

in the

average balance,

as this
portfolio carries lower average yields than unsecured loans.
Net interest income

amounted to $646.2

million for the

nine-month period

ended September 30,

2025, an increase

of $48.0 million
when compared to $598.2 million for the same period in 2024. The $48.0 million increase in net interest income was primarily due to:
●
A $25.4 million decrease in interest expense on interest-bearing liabilities, consisting of:
o
A
$13.5

million

decrease

in

interest

expense

on

borrowings,
driven

by

the

aforementioned

redemption

of

junior
subordinated

debentures

during

the second

half of

2024 and

first half

of 2025,

and $180.0

million

in FHLB

advances,
that matured and were repaid in March 2025.
o
An $11.9 million decrease in interest expense

on interest-bearing deposits, consisting of:
-
An

$8.5

million

decrease

in

interest

expense

on

brokered

CDs

due

to

a

$5.5

million

decrease

associated

with

a
$157.0 million

decline in

the average

balance, and

a $3.0

million decrease

mainly associated

with new

issuances at
lower interest rates than maturing brokered CDs.
-
A $5.4

million decrease

in interest

expense on

interest-bearing checking

and saving

accounts, due

to a $7.7

million
decrease

mainly

related

to

the

overall

lower

interest

rate

environment,

partially

offset

by

a

$2.3

million

increase
associated with

a $94.5

million increase

in the

average balance.

The average

cost of

interest-bearing

checking and
saving accounts

decreased by 11

bps to 1.41%

for the first

nine months of

2025 as compared

to 1.52% for

the same
period

in

2024,

mostly

driven

by

a

42

bps

decrease

in

government

deposits.

Excluding

government

deposits,

the
average

cost

of

interest-bearing

checking

and

saving

accounts

for

the

first

nine

months

of

2025

was

0.73%,
compared to 0.75% for the same period in 2024.
Partially offset by:
-
A

$2.0

million

increase

in

interest

expense

on

time

deposits,

excluding

brokered

CDs,

driven

by

a

$5.5

million
increase associated with

a $213.8 million

increase in the

average balance, partially

offset by a

$3.5 million decrease
related

to

lower

rates

paid

on

new

issuances

and

renewals.

The

average

cost

of

time

deposits

for

the

first

nine
months of

2025, excluding

brokered CDs,

decreased 14

bps to

3.38% as

compared to

3.52% for

the same

period in
2024.

Excluding

government

deposits,

the

average

cost

of

time

deposits

for

the

first

nine

months

of

2025

was
3.38%, compared to 3.43% for the same period in 2024.
●
A $12.2 million net increase in investment securities and interest-bearing cash balances,

consisting of:
o
An $8.7

million increase

in interest income

from interest-bearing

cash balances,

driven by

a $401.1

million net

increase
in the average balances,

which consisted primarily of

cash balances deposited at the

FED, which more than compensated
for the reduction in the federal funds rate.
o
A $3.9

million increase

in interest

income on

debt securities,

mainly due

to purchases

of higher

-yielding available-for-
sale debt securities replacing maturities of lower-yielding

debt securities.

Partially offset by:
o
A $0.4

million decrease in

interest income from

other investment securities,

mainly driven by

a $6.1 million

decrease in
the average balance of FHLB stock.
●
A $10.4

million increase in interest income on loans, consisting of:
o
A $4.4 million

increase in interest income

on consumer loans and

finance leases, due

to higher yields and

higher income
from late fees, mainly in the

auto loans portfolio. This was partially

offset by a decrease in interest

income from personal
loans and

credit cards,

driven by

a $54.5

million decline

in the

average balance,

which more

than offset

the increase

in
interest income

on auto

loans and

finance leases

attributable to

a $103.7

million increase

in the

average balance,

as this
portfolio carries lower average yields than unsecured loans.

o
A

$3.3

million

increase

in

interest

income

on

commercial

and

construction

loans,

driven

by

a

$20.2

million

increase
associated with

a $378.7

million increase

in the

average balance,

partially offset

by a

$16.9 million

net decrease

due to
the effect of lower interest rates on the downward repricing of variable-rate loans.
For

the

nine-month

period

ended

September

30,

2025,

the

average

one-month

SOFR

and

three-month

SOFR

each
decreased 98

bps, and

the average

Prime rate

decreased 99

bps, compared

to the

average rates

for such

indexes for

the
nine-month period ended September 30, 2024.
o
A
$2.7 million increase in

interest income on residential

mortgage loans,

mostly associated with a $45.4

million increase
in the average balance.
Net interest margin for the

third quarter of 2025 increased

32 bps to
4.57%, compared to 4.25% for the same period

in 2024, and by
34 bps

to 4.55%

for the

first nine

months of

2025, compared

to 4.21%

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

$18.3

million

for

the

third

quarter

of

2025,

compared

to

$16.5
million for the third quarter of 2024.

The variances by major portfolio category were as follows:
●
Provision for

credit losses

for the

commercial

and construction

loan portfolios

was an

expense of

$1.6 million

for the

third
quarter of 2025, compared to a

net benefit of $6.6 million for

the third quarter of 2024. The expense

recorded during the third
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
●
Provision for credit

losses for the residential

mortgage loan portfolio

was a net benefit

of $2.2 million for

the third quarter of
2025,

compared

to

a

net benefit

of

$5.5

million

for

the

third

quarter

of

2024.

The

decrease in

net

benefit

was driven

by

a
lower favorable

impact from updated

macroeconomic variables, mainly

in the projection

of the unemployment

rate, partially
offset by a net benefit recognized in the third quarter of 2025 as a result of improvements in historical loss experience.
●
Provision for

credit losses

for the

consumer

loan and

finance lease

portfolios

was an

expense of

$18.9 million

for the

third
quarter of

2025, compared

to an

expense of

$28.6

million for

the third

quarter

of 2024.

The decrease

in provision

expense
was driven by

updated historical loss experience

and lower net

charge-offs, partially

offset by a

lower favorable impact

from
updated macroeconomic variables, mainly in the projection of the unemployment rate.
The provision

for credit losses

for loans

and finance leases

was $63.5

million for the

first nine months

of 2025, compared

to $41.3
million for the same period in 2024. The variances by major portfolio category were as follows:
●
Provision

for

credit losses

for

the commercial

and

construction

loan

portfolios

was an

expense

of $8.0

million

for

the first
nine months

of 2025,

compared to

a net benefit

$13.4 million

for the same

period in

2024. The

expense recorded

during the
first nine months of 2025 was mainly

due to C&I loan growth, a deterioration

in the economic outlook of the commercial

real
estate property

performance and

forecasted CRE

price index,

and updated

historical prepayment

experience.

The net

benefit
recorded

during

the

first

nine

months

of

2024

was

driven

by

the

aforementioned

improved

financial

condition

of

certain
borrowers, a recovery

of $5.0 million associated

with a C&I loan

in the Puerto

Rico region, and $1.2

million in recoveries of
two commercial loans in the Florida region, partially offset by increased volume.
●
Provision for credit losses for the

residential mortgage loan portfolio was

a benefit of $0.4 million for

the first nine months of
2025, compared

to a

net benefit

of $16.6

million for

the same

period in

2024. The

net benefit

recorded during

the first

nine
months

of

2024

was

driven

by

updated

historical

loss

experience

used

for

determining

the

ACL

estimate

resulting

in

a
downward

revision

of

estimated

loss severities

and

improvements

in macroeconomic

variables,

mainly

in the

projection

of
the unemployment rate, partially offset by newly originated

loans.
●
Provision

for

credit losses

for

the consumer

loan

and

finance lease

portfolios

was an

expense

of $55.9

million

for

the first
nine

months

of

2025,

compared

to

an

expense

of

$71.3

million

for

the

same

period

in

2024.

The

decrease

in

provision
expense was

mainly due

to updated

historical loss

experience and

reductions in

the unsecured

loan portfolio,

partially offset
by a lower

favorable impact from

updated macroeconomic

variables, mainly in

the projection of

the unemployment rate,

and
a

$7.6

million

decrease

in

recoveries

associated

with

the

bulk

sales

of

fully

charged-off

loans

that

took

place

in

the

first
quarter of each year.

Provision for credit losses for

unfunded loan commitments and debt securities
The

provision

for

credit losses

for

unfunded

commercial

and

construction

loan

commitments and

standby

letters of

credit for

the
third quarter

and first

nine months

of 2025

was a

benefit of

$0.8 million

and $0.5

million, respectively,

compared to

a net

benefit of
$1.0 million and $1.2 million, respectively,

for the same periods in 2024.

The

provision

for

credit losses

for

held-to-maturity

and available-for

-sale debt

securities was

an expense

of $79

thousand

for

the
third quarter of 2025, compared to a net benefit of $0.2 million for the same period in 2024.

The provision

for credit

losses for

held-to-maturity and

available-for-sale debt

securities for

the first

nine months

of 2025

was an
expense of

$34 thousand,

compared to

a net

benefit of

$1.1 million

for the

same period

in 2024.

The net

benefit recorded

during the
first

nine

months

of

2024

was

mostly

driven

by

improvements

in

the

underlying

updated

financial

information

of

a

Puerto

Rico
municipal bond issuer.
Non-Interest Income
Non-interest

income

amounted

to

$30.8

million

for

the

third

quarter

of

2025,

compared

to

$32.5

million

for

the

same

period

in
2024.

The $1.7

million

decrease in

non-interest

income

was driven

by a

$1.5 million

decrease in

other

non-interest

income,

mainly
related to a $0.6

million decrease in realized

gains from purchased

income tax credits

and $0.8 million in

insurance proceeds received
in the third quarter of 2024 related to a 2020 outstanding insurance claim.
Non-interest

income for

the nine-month

period ended

September 30,

2025 amounted

to $97.5

million, compared

to $98.5

million
for the same period in 2024. The $1.0 million decrease in non-interest income was primarily due to:
●
A $1.7

million decrease

in other

non-interest income,

driven by

$1.5 million

in insurance

proceeds received

during the

first
nine months of 2024, which include the aforementioned proceeds of

$0.8 million received in the third quarter of 2024.
Partially offset by:
●
A $0.4 million

increase in revenues

from mortgage

banking activities, driven

by an increase

in the net

realized gain

on sales
of residential

mortgage loans

in the

secondary market.

During the

first nine

months of

2025 and

2024, net

realized gains

of
$4.8 million

and $4.3 million,

respectively,

were recognized as

a result of

GNMA securitization

transactions and

whole loan
sales to U.S. GSEs amounting to $129.0 million and $113.2

million, respectively.
●
A $0.4 million increase in card and processing income due to higher transactional volumes.

Non-Interest Expenses
Non-interest

expenses for

the quarter

ended September

30, 2025

amounted to

$124.9 million,

compared to

$122.9 million

for the
same period in 2024.

The efficiency ratio

for the third quarter of

2025 was 50.22%, compared

to 52.41% for the

third quarter of 2024.
Non-interest expenses for

the third quarter of

2025 include a $2.3

million ERC, net of $0.3

million in related commissions

.

See “Non-
GAAP Financial Measures

and Reconciliations”

above for additional

information. On

a non-GAAP basis,

excluding the

effect of

this
Special Item, adjusted non-interest expenses increased by $4.3 million primarily due to:
●
A $3.0

million

increase in

employees’

compensation

and benefits

expenses, of

which $1.1

million was

related

to annual
salary merit increases and $0.7 million to bonus incentives.
●
A

$2.3

million

unfavorable

variance

in

net

loss

(gain)

on

OREO

operations

mainly

due

to

a

$2.8

million

valuation
adjustment recorded during the third

quarter of 2025 in connection with ongoing

litigation which could result in a potential
loss of title of a commercial OREO property in the Virgin

Islands region.
Partially offset by:
●
A

$1.4

million

decrease

in

other

non-interest

expenses,

mainly

due

to

a

$0.6

million

decrease

in

the

amortization

of
intangible assets,

of which

$0.3 million

were attributable

to core deposit

intangible assets

related to

non-interest checking
accounts

from

the

Banco

Santander

Puerto

Rico

acquisition,

which

were

fully

amortized

in

2025,

and

a

$0.4

million
decrease in charges for operational and fraud losses.

Non-interest

expenses

for

the

nine-month

period

ended

September

30,

2025

amounted

to

$371.3

million,

compared

to

$362.5
million for

the same

period in

2024. The

efficiency ratio

for the

first nine

months of

2025 was

49.92%, compared

to 52.03%

for the
same

period

in

2024.

Non-interest

expenses

for

the

nine-month

period

ended

September

30,

2025

include

the

aforementioned

$2.3
million

ERC, while

non-interest

expenses

for

the

same

period

in

2024

include

the $1.

1

million

additional

FDIC special

assessment
expense.

See

“Non-GAAP

Financial

Measures

and

Reconciliations”

above

for

additional

information.

On

a

non-GAAP

basis,
excluding the effect of these Special Items, adjusted non-interest expenses

increased by $12.2 million primarily due to:
●
An $8.3

million

increase

in employees’

compensation

and benefits

expenses,

driven by

a $3.7

million

increase

in bonus
incentives,

which

includes

a

$1.2

million

increase

in

stock-based

compensation

expense,

of

which

$0.4

million

was
associated with retirement-eligible employees; and annual salary merit increases.
●
A

$5.7

million

unfavorable

variance

in

net

loss

(gain)

on OREO

operations,

driven

by the

aforementioned

$2.8

million
valuation

adjustment recorded

during

the third

quarter of

2025,

a $2.3

million realized

gain on

the sale

of a

commercial
real estate OREO property in the Puerto Rico region during the second quarter of 2024, and a decrease in net realized gains
on sales of residential OREO properties in the Puerto Rico region.
●
A $1.5 million

increase in taxes, other

than income taxes,

primarily related to

higher municipal license

taxes related to

the
increase in revenues.
●
A

$1.5

million

increase

in

occupancy

and

equipment

expenses,

primarily

reflecting

increases

in

software

maintenance
charges.
Partially offset by:
●
A $2.6

million

decrease

in professional

service

fees,

mainly

due

to

a $3.1

million

decrease

in

consulting

fees

driven by
information technology

infrastructure conversion

costs and enhancements

during the

first nine months

of 2024

and a $1.1
million

decrease

in

collections,

appraisals

and

other

credit-related

fees,

partially

offset

by

a

$1.4

million

increase

in
outsourcing fees.
●
A $1.7

million decrease

in business

promotion

expenses as

a result

of the

rescheduling of

certain marketing

initiatives to
the fourth quarter of 2025.
●
A

$1.2

million

decrease

in

other

non-interest

expenses,

mainly

due

to

a

$1.8

million

decrease

in

the

amortization

of
intangible assets, of

which $1.2 million

were attributable to core

deposit intangible assets

related to savings

accounts from
the Banco

Santander Puerto

Rico acquisition

which were

fully amortized

in 2024;

and a

$1.7

million decrease

in the

cost
of institutional insurance policies; partially offset by

a $2.0 million increase in charges for operational and fraud losses.

Income Taxes
For the quarter

and nine-month period

ended September 30,

2025, the Corporation

recorded an income

tax expense of

$5.7 million
and

$51.6

million,

respectively,

compared

to

an

income

tax

expense

of $22.7

million

and

$72.2

million,

respectively,

for

the

same
periods

in

2024.

The

results

for

the

quarter

and

nine-month

period

ended

September

30,

2025

include

a

one-time

reversal

of
approximately $16.6

million in valuation

allowance related

to deferred

tax assets primarily

associated with NOL

carryforwards at

the
holding company

level, which reflects

the Corporation’s

expectation of realizing

these tax benefits

under the new

election established
by Act 65-2025.

For further details,

see “Non-GAAP Financial

Measures and Reconciliations”

above and Note

14 – “Income

Taxes”.
The

decrease

in

income

tax

expense

for

the

third

quarter

and

nine-month

period

ended

September

30,

2025

was

driven

by

the
aforementioned

one-time reversal

of approximately

$16.6 million

in valuation

allowance and

a lower

estimated

annual effective

tax
rate due to a higher proportion of exempt to taxable income.
The

Corporation’s

estimated

annual

effective

tax

rate,

excluding

discrete

items,

decreased

to

22.2%

for

the

first

nine

months

of
2025,

compared to

24.5% for

the comparable

period in

2024. See

Note 14

– “Income

Taxes”

to the

unaudited consolidated

financial
statements herein for additional information.

As of

September

30,

2025,

the Corporation

had

a net

deferred tax

asset of

$146.9

million, net

of a

valuation

allowance of

$80.8
million,

compared to

a net

deferred tax

asset of

$136.4

million,

net of

a valuation

allowance of

$119.1

million,

as of

December 31,
2024.

The increase in the net

deferred tax asset was driven

by the aforementioned

one-time reversal of approximately

$16.6 million in
valuation

allowance.

Meanwhile,

the

decrease

in

the

valuation

allowance

was

primarily

related

to

changes

in

the

market

value

of
available-for-sale

debt securities,

which resulted

in an

equal change

in the

net deferred

tax asset

without

impacting

earnings as

they
are

fully

reserved

as

the

Corporation

does

not

expect

to

realize

such

benefits,

and

the

aforementioned

one-time

reversal

of
approximately $16.6 million.
Assets

The Corporation’s

total assets were

$19.3 billion as

of September

30, 2025, an

increase of $28.4

million from December

31, 2024,
primarily

related to

an increase

in total

loans and

an increase

in the

fair value

of available-for-sale

debt securities

due to

changes in
market

interest

rates,

partially

offset

by

a

decrease

in

cash

and

cash

equivalents

resulting

from

capital

deployment

actions

and

the
repayment of long-term borrowings.

Loans Receivable, including Loans Held for Sale
As of

September 30,

2025, the

Corporation’s

total loan

portfolio before

the ACL

amounted to

$13.1 billion,

an increase

of $299.4
million

compared

to December

31, 2024,

of which

$263.1 million

was in

commercial

and construction

loans. In

the Florida

region,
commercial and

construction loans

increased by

$189.3 million,

of which

$122.7 million

was in

C&I loans

and $86.1

million was

in
commercial mortgage loans.

In the Virgin

Islands region, commercial and construction

loans increased by $42.0 million, in

part due to
a $28.4

million disbursement

of a

government line

of credit.

In the

Puerto Rico

region, commercial

and construction

loans increased
by $31.8

million driven

by the

origination of

five C&I

term loans,

each in

excess of

$15 million,

that increased

the portfolio

balance
by

$131.2

million

and

a

$39.5

million

increase

in

construction

loans;

partially

offset

by

the

payoff

of

a

$73.8

million

commercial
mortgage loan in the hospitality industry and a $64.5 million reduction in the balance of floor plan lines of credit.
As of

September

30,

2025,

the Corporation’s

loans

held-for-investment

portfolio

was

comprised

of

commercial

and

construction
loans (50%),

consumer loans

and finance

leases (28%),

and residential

real estate

loans (22%).

Of the

total gross

loan portfolio

held
for investment

of $13.0

billion as

of September

30, 2025,

the Corporation

had credit

risk concentration

of approximately

77% in

the
Puerto Rico region,

19% in the

United States region

(mainly in the

state of Florida),

and 4% in

the Virgin

Islands region, as

shown in
the following table:
As of September 30, 2025 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,214,658 $ 152,360 $ 522,063 $ 2,889,081
Construction loans 221,146 14,167 24,550 259,863
Commercial mortgage loans 1,692,248 72,933 784,194 2,549,375
C&I loans 2,292,945 158,471 1,162,825 3,614,241

Total commercial loans
4,206,339 245,571 1,971,569 6,423,479
Consumer loans and finance leases 3,662,387 67,900 5,837 3,736,124

Total loans held for investment,

gross
$ 10,083,384 $ 465,831 $ 2,499,469 $ 13,048,684
Loans held for sale 12,546 - - 12,546

Total loans, gross
$ 10,095,930 $ 465,831 $ 2,499,469 $ 13,061,230
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

Rico region, $0.7 billion of the exposure

was
in the

Florida region,

and $0.1

billion of

the exposure

was in

the Virgin

Islands region.

The $1.7

billion exposure

in the

Puerto Rico
region was

comprised mainly

of 40%

in the

retail industry,

25% in

office real

estate, and

19% in

the hotel

industry.

The $0.7

billion
exposure

in the

Florida region

was comprised

mainly of

34% in

the retail

industry,

22% in

the hotel

industry,

and 7%

in office

real
estate.

Of

the

Corporation’s

total

commercial

mortgage

loan

exposure

of

$2.5

billion,

$508.7

million

matures

within

the

next

12
months and has a weighted-average

interest rate of approximately 5.76%.

Commercial mortgage loan exposure

in the office real estate
industry,

which

matures

within

the

next

12

months,

amounted

to

$109.5

million

and

has

a

weighted-average

interest

rate

of
approximately 5.53%.
As

of

September

30,

2025

and

December

31,

2024,

the

Corporation’s

total

exposure

to

shared

national

credit

(“SNC”)

loans
(including

unused

commitments)

amounted

to $1.2

billion

and

$1.3

billion,

respectively.

As of

September

30,

2025,

approximately
$372.3 million of the SNC exposure is related to the portfolio in the Puerto Rico region and $837.7 million is related to

the portfolio in
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
Quarter Ended September 30, Nine-Month Period Ended September 30,
2025 2024 2025 2024
(In thousands)
Puerto Rico:

Residential mortgage
$ 111,065 $ 94,258 $ 310,651 $ 254,525

Construction
30,645 33,898 82,643 108,008

Commercial mortgage
50,101 63,646 151,025 165,400

C&I
494,719 419,673 1,340,793 1,162,239

Consumer
362,907 406,448 1,115,566 1,204,999

Total loan production
$ 1,049,437 $ 1,017,923 $ 3,000,678 $ 2,895,171
Virgin Islands:

Residential mortgage
$ 1,314 $ 791 $ 4,847 $ 2,913

Construction
1,286 131 11,384 293

Commercial mortgage
- 6,949 9,192 7,372

C&I
18,940 18,447 77,326 41,907

Consumer
8,032 9,995 22,110 26,788

Total loan production
$ 29,572 $ 36,313 $ 124,859 $ 79,273
Florida:

Residential mortgage
$ 19,223 $ 21,864 $ 56,693 $ 69,849

Construction
3,022 10,510 25,505 31,165

Commercial mortgage
96,729 30,539 175,518 108,472

C&I
172,679 184,936 576,249 576,189

Consumer
154 530 1,822 3,957

Total loan production
$ 291,807 $ 248,379 $ 835,787 $ 789,632
Total:

Residential mortgage
$ 131,602 $ 116,913 $ 372,191 $ 327,287

Construction
34,953 44,539 119,532 139,466

Commercial mortgage
146,830 101,134 335,735 281,244

C&I
686,338 623,056 1,994,368 1,780,335

Consumer
371,093 416,973 1,139,498 1,235,744

Total loan production
$ 1,370,816 $ 1,302,615 $ 3,961,324 $ 3,764,076

Commercial

and

construction

loan

originations

(excluding

government

loans)

for

the

quarter

and

nine-month

period

ended
September

30,

2025

amounted

to

$785.5

million

and

$2.3

billion,

respectively,

compared

to

$718.9

million

and

$2.1

billion,
respectively,

for the same

periods in 2024.

The increase for

the third quarter

of 2025 was

mainly related

to increases of

$46.4 million
in the

Florida region

and $26.9

million in

the Puerto

Rico region.

The increase

for the

nine-month period

ended September

30, 2025
was mainly

related to

a $127.1

million increase

in the

Puerto Rico

region driven

by higher

utilization of

C&I lines

of credit

and the
origination of

five C&I relationships,

each in excess

of $25 million,

with an aggregate

balance of $161.7

million; partially offset

by a
$141.7 million decrease

in the floor plan

portfolio; and a $61.5

million increase in the

Florida region, mainly

in commercial mortgage
loans.
Government

loan

originations

for

the

quarter

and

nine-month

period

ended

September

30,

2025

amounted

to

$82.7

million

and
$148.3 million,

respectively,

compared to

$49.7 million

and $101.1

million, respectively,

for the

same periods

in 2024.

The increase
was driven

by multiple

originations to

municipalities in

Puerto Rico

totaling $54.1

million for

the third

quarter of

2025, compared

to
$20.2

million for the

third quarter of

2024. For the

first nine months

of 2025, the

increase was mainly

related to the

higher utilization
of a line of credit in the Virgin

Islands.
Originations of auto

loans (including finance

leases) for the

quarter and nine-month

period ended September

30, 2025 amounted

to
$211.3

million

and

$668.3

million,

respectively,

compared

to

$238.8

million

and

$700.8

million,

respectively,

for

the

comparable
periods in 2024. Other consumer

loan originations,

other than credit cards, for

the quarter and nine-month period

ended September 30,
2025 amounted

to $55.7 million

and $156.8 million,

respectively,

compared to $60.9

million and $185.4

million, respectively,

for the
comparable periods in

2024. Most of

the decreases in auto

loan originations and

other consumer loan originations

for the third quarter
and first nine

months
of 2025, as

compared with the

same periods in

2024, were in

the Puerto Rico

region. The utilization

activity on
the outstanding credit card

portfolio for the quarter

and nine-month period ended

September 30, 2025 amounted

to $104.2 million and
$314.4 million, respectively,

compared to $117.2 million and $349.5 million, respectively,

for the comparable periods in 2024.

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

GSEs’ MBS.

The Corporation’s

total available

-for-sale

debt securities

portfolio

as of

September 30,

2025
amounted to

$4.6 billion, a

$33.0 million

increase from December

31, 2024. The

increase was driven

by $994.8 million

in purchases,
of which

$592.8 million

were U.S.

Treasury

securities with

an average

yield of

4.15% and

$402.0 million

were U.S.

agencies MBS
with an average yield of

5.24%, including $384.2 million of

residential MBS; and the $174.1

million increase in fair value

attributable
to

changes

in

market

interest

rates.

These

factors

were

partially

offset

by

$788.0

million

in

maturities,

mainly

U.S.

agencies
debentures

and

U.S.

Treasury

securities;

and

$346.7

million

in

principal

repayments

of

U.S.

agencies

MBS

and

debentures.

As

of
September

30,

2025,

the

Corporation

had

a

net

unrealized

loss

on

available-for-sale

debt

securities

of

$385.5

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

Held-to-maturity

debt

securities

include

fixed-rate

GSEs’

MBS

with

a

carrying

value

of

$190.8

million

(fair

value

of

$184.1
million) as of

September 30, 2025,

compared to $225.3

million as of

December 31, 2024.

The decrease in

GSEs’ MBS was driven

by
$34.7 million in principal repayments. Held-to-maturity

debt securities also include $82.6 million as of September

30, 2025, compared
to $92.4 million as of December 31, 2024, of financing

arrangements with the government issued in bond form, which

the Corporation
accounts

for

as

securities,

but

which

were

underwritten

as

loans

with

features

that

are

typically

found

in

commercial

loans.

As

of
September 30, 2025, approximately 57%

of the Corporation’s

government bonds consisted of obligations

issued by three of the largest
municipalities in Puerto Rico.
As

of

September

30,

2025,

cash

inflows

expected

to

be

received

during

the

next

twelve

months

from

maturities

and

expected
prepayments of

the debt securities

portfolio (excluding

U.S. Treasury

securities) amounted

to approximately

$1.4 billion

and have

an
average yield of 1.66%,

of which $0.6 billion are

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

September 30,

2025 and

December 31,

2024 by

contractual maturity

(excluding MBS)
and weighted-average yield, are shown below:
September 30, 2025 December 31, 2024
Weighted-
Average Yield

%
Carrying
Amount
Weighted-
Average Yield

%
Carrying
Amount
(Dollars in thousands)
Available-for-sale

debt securities, at fair value
U.S government and agencies obligations:
Due within one year 2.09 $ 1,265,813 0.79 $ 1,127,041
Due after one year through five years 0.92 483,554 0.96 764,679
Due after ten years 4.47 6,850 4.73 7,800
1.77 1,756,217
(1)
0.87 1,899,520
Puerto Rico government obligation:
Due after ten years - 1,579 - 1,620
MBS:
Residential

2.15 2,641,755 1.79 2,481,253
Commercial 2.37 198,252 2.12 181,909
Total MBS 2.16 2,840,007 1.82 2,663,162
Other:

Due within one year
2.34 500 2.32 1,000
Total available-for-sale

debt securities, at fair value
2.02 4,598,303 1.45 4,565,302
Held-to-maturity debt securities, at amortized cost
Government bonds:

Due within one year
5.11 1,017 5.07 2,214

Due after one year through five years
7.28 56,379 7.33 61,289

Due after five years through ten years
5.06 10,313 5.79 13,184

Due after ten years
7.77 14,870 8.07 15,755
7.06 82,579 7.18 92,442
ACL on held-to-maturity debt securities - (698) - (802)
MBS:
Residential 3.87 116,576 3.86 129,319
Commercial 2.13 74,208 3.88 96,025
Total MBS 3.20 190,784 3.87 225,344

Total held-to-maturity

debt securities, at amortized cost
4.36 272,665 4.83 316,984
Total debt securities
2.14 $ 4,870,968 1.65 $ 4,882,286
(1)
Includes approximately $612.6 million in callable

debt securities with an average yield of 0.92%,

of which approximately 57% were purchased

at a discount and 4% at a premium. See “Risk
Management” below

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
Liquidity Risk Management
The Corporation manages

its liquidity in

a proactive manner and

in an effort

to maintain a sound

liquidity position. It uses

multiple
measures

to monitor

its liquidity

position,

including

core

liquidity,

basic

liquidity,

and time-based

reserve

measures. Cash

and

cash
equivalents amounted

to $899.6

million as

of September

30, 2025,

compared to

$1.2 billion

as of

December 31,

2024. When

adding
$1.5 billion of free high-quality liquid securities that could be liquidated or pledged within one day (which includes assets such as U.S.
government

and

GSEs

obligations),

the

total

core

liquidity

amounted

to

$2.4

billion

as

of

September

30,

2025,

or

12.64%

of

total
assets, compared to $2.4 billion, or 12.54% of total assets as of December

31, 2024.

In addition

to the aforementioned

$2.4 billion in

cash and free

high quality

liquid assets, the

Corporation had $1.1

billion available
for credit with the

FHLB based on the

value of loan and

securities collateral pledged

with the FHLB. As

such, the basic liquidity

ratio
(which adds such

available secured

lines of credit

to the core

liquidity) was approximately

18.10% of total

assets as of September

30,
2025,

compared to 17.27% of total assets as of December 31, 2024.

Further,

the

Corporation

also

maintains

borrowing

capacity

at

the

FED

Discount

Window

and

had

approximately

$2.7

billion
available for

funding under

the FED’s

Borrower-in-Custody (“BIC”)

Program as

of September

30, 2025,

compared to

$2.6 billion

as
of December 31, 2024 as an additional source of liquidity.

Total loans pledged

to the FED BIC Program amounted to $3.4 billion as of
each of September 30, 2025

and December 31, 2024. The

Corporation does not rely on uncommitted

inter-bank lines of credit

(federal
funds

lines)

to

fund

its

operations.

In

the

aggregate,

as

of

September

30,

2025,

the

Corporation

had

$6.2

billion

available

to

meet
liquidity needs,

or 134% of estimated uninsured

deposits, excluding fully collateralized

government deposits, compared to

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

30, 2025,

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
September 30, 2025 December 31, 2024
(In thousands)
Financial instruments whose contract amounts represent credit risk:

Commitments to extend credit:

Construction undisbursed funds
$ 200,976 $ 283,302

Unused credit card lines
769,661 787,849

Unused personal lines of credit

35,997 37,140

Commercial lines of credit
1,132,720 1,053,938

Letters of credit:

Commercial letters of credit
56,882 41,738

Standby letters of credit
21,126 24,635
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

$4.5

billion

as

of
September 30,

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

While

liquidity

is

an

ongoing

challenge

for

all

financial

institutions,

management

believes

that

the

Corporation’s

available
borrowing capacity and

efforts to grow

core deposits will be

adequate to provide

the necessary funding

for the Corporation’s

business
plans in the next 12 months and beyond.
Retail

and

commercial

core

deposits

–
The

Corporation’s

deposit

products

include

regular

saving

accounts,

demand

deposit
accounts, money market accounts,

and retail CDs. As of September 30,

2025 and December 31, 2024,

the Corporation’s core

deposits,
which

exclude

government

deposits

and

brokered

CDs,

totaled

$12.8

billion

and

$12.9

billion,

respectively.

The

$73.2

million
decrease in

such deposits consisted

of decreases

of $83.9

million in the

Florida region

and $16.6 million

in the Virgin

Islands region,
partially

offset

by

a

$27.3

million

increase

in

the

Puerto

Rico

region.

This

decrease

includes

a

$247.6

million

decrease

in

interest-
bearing

non-maturity

deposits,

and

a

$175.6

million

decrease

in

non-interest-bearing

deposits,

partially

offset

by

a

$350.0

million
increase in time deposits.

Government

deposits

(fully

collateralized)

–

As

of

September

30,

2025,

the

Corporation

had

$2.9

billion

of

Puerto

Rico

public
sector deposits

($2.7 billion

in transactional

accounts and

$210.4 million

in time

deposits), compared

to $3.1

billion as

of December
31, 2024. Government

deposits are insured

by the FDIC up

to the applicable

limits and the uninsured

portions are fully

collateralized.
Approximately 23% of the public sector

deposits as of September 30, 2025

were from municipalities and municipal agencies

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

September 30,

2025 and

December

31, 2024,

respectively,

and an

estimated market

value

of $3.2

billion

and
$3.3 billion

as of

September 30,

2025 and

December 31,

2024, respectively.

In addition

to securities

and loans,

as of

September 30,
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

including government

deposits, generally

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

represents

28.36% of

total deposits

(excluding brokered

CDs), as

of September

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

30, 2025:
(In thousands)
3 months or
less
3 months to
6 months
6 months to
1 year Over 1 year Total
U.S. time deposits in excess of FDIC insurance limits
$ 332,044 $ 446,156 $ 256,951 $ 189,909 $ 1,225,060
Other uninsured time deposits
$ 23,709 $ 8,127 $ 18,236 $ 4,714 $ 54,786

Brokered

CDs

–

Total

brokered

CDs

increased

by

$150.2

million

to

$628.3

million

as

of

September

30,

2025,

primarily

in

the
Florida region.

The increase reflects

$301.3 million

of new issuances

with original

average maturities

of approximately

1.1 years

and
an all-in cost

of 4.19%, partially

offset by maturing

brokered CDs amounting

to $151.1 million

with an all-in

cost of 4.90%

that were
paid off during the first nine months of 2025.
The average remaining term to maturity of the brokered CDs outstanding as of September 30, 2025 was approximately 1.1 years.

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

The

following

table

presents

the

remaining

contractual

maturities

and

weighted-average

interest

rates

of

brokered

CDs

as

of
September 30, 2025:
Total

Weighted-average
interest rate %
(In thousands)
Three months or less $ 105,216 4.43
Over three months to six months 119,519 4.30
Over six months to one year 166,116 4.14
Over one year to two years

164,286 3.95
Over two years to three years

30,325 4.03
Over three years to four years

27,381 4.44
Over five years

15,466 4.61

Total
$ 628,309 4.19
Refer to

“Net Interest

Income” above

for information

about average

balances of

interest-bearing deposits

and the

average interest
rate paid on such deposits for the quarters and nine-month periods ended

September 30, 2025 and 2024.
Securities

sold

under

agreements

to

repurchase

–

From

time

to

time,

the

Corporation

enters

into

repurchase

agreements

as

an
additional

source

of

funding.

As

of

each

of

September

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

$290.0

million

and

$500.0

million,

respectively.

Of

the

$290.0

million

in

FHLB

advances

as

of

September

30,

2025,

$190.0
million were pledged with

investment securities and $100.0

million were pledged with

mortgage loans. As of September

30, 2025, the
Corporation had

$1.1 billion

available for

additional credit

on FHLB

lines of

credit based

on collateral

pledged at

the FHLB

of New
York.

The following

table presents the

remaining contractual

maturities and

weighted-average interest

rates of

advances from

the FHLB
as of September 30, 2025:
Total
Weighted-average
interest rate %
(In thousands)
Over three months to six months
$
90,000 4.49
Over two years to three years 200,000 4.25

Total
(1)
$
290,000 4.32
(1) Average remaining term to maturity

of 1.61 years.

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

as of September

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

issuer is

rated BB+

by Fitch,

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

Cash Flows
Cash

and

cash

equivalents

were

$899.6

million

as

of

September

30,

2025,

a

decrease

of

$259.8

million

when

compared

to
December

31,

2024.

The

following

discussion

highlights

the

major

activities

and

transactions

that

affected

the

Corporation’s

cash
flows during the first nine months of 2025 and 2024:

Cash Flows from Operating Activities
First BanCorp.’s

operating assets and

liabilities vary significantly

in the normal course

of business due to

the amount and timing

of
cash flows.

Management believes

that cash

flows from

operations, available

cash balances,

and the

Corporation’s

ability to

generate
cash through

short and long-term

borrowings will be

sufficient to

fund the Corporation’s

operating liquidity

needs for the

foreseeable
future.
For

the

first

nine

months

of

2025

and

2024,

net

cash

provided

by

operating

activities

was

$341.3

million

and

$307.3

million,
respectively.

Net cash

generated from

operating activities

was higher

than reported

net income

largely as

a result

of adjustments

for
non-cash

items

such

as

depreciation

and

amortization,

deferred

income

tax

(benefit)

expense

and

the

provision

for

credit

losses,

as
well as cash generated from sales and repayments of loans held for sale.
Cash Flows from Investing Activities
The Corporation’s

investing activities primarily

relate to originating

loans to be

held for investment,

as well as

purchasing, selling,
and

repaying

available-for-sale

and

held-to-maturity debt

securities. For

the nine

-month period

ended September

30, 2025

,

net cash
used in

investing activities

was $96.5

million, primarily

due to purchases

of U.S.

Treasury securities

and U.S.

agencies MBS

and net
disbursements

on

loans

held

for

investment

during

the

first

nine

months

of

2025,

partially

offset

by

maturities

of

U.S.

agencies
debentures

and

U.S.

Treasury

securities

and

principal

repayments

of

U.S.

agencies

MBS

and

debentures,

proceeds

from

sales

of
repossessed assets, and proceeds from the bulk sale of fully charged

-off consumer loans and finance leases.

For the nine month period ended September 30, 2024,

net cash provided by investing activities was $213.8

million, primarily due to
repayments of

U.S. agencies

MBS, U.S.

agencies debentures,

and government

bonds; proceeds

from sales

of repossessed

assets; and
proceeds from

sales of loans,

driven by

the bulk sale

of fully charged

-off consumer

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

2025,

net

cash

used

in

financing

activities

was

$504.6

million,

mainly
reflecting

the

repayments

of

long-term

borrowings,

consisting

of

$180.0

million

in

FHLB

advances

and

the

redemption

of

junior
subordinated debentures

,

capital returned

to stockholders,

and a

decrease in

total deposits.

See Note

6 –

“Non-Consolidated Variable
Interest Entities

(“VIEs”) and

Servicing Assets”

and Note

20 –

“First BanCorp.

(Holding Company

Only) Financial

Information” for
additional information on the redemption of junior subordinated debentures.
For the nine

-month period

ended September 30,

2024, net cash

used in financing

activities was $498.9

million, mainly reflecting

a
decrease in total deposits, capital returned to stockholders and the redemption of junior subordinated debentures in September 2024.

Capital
As of

September 30,

2025, the

Corporation’s

stockholders’ equity

was $1.9

billion, an

increase of

$248.8 million

from December
31, 2024.

The increase

was driven

by net

income generated

in the

first nine

months of

2025 and

a $174.1

million increase

in the

fair
value

of

available-for-sale

debt

securities

due

to

changes

in

market

interest

rates

recognized

as

part

of

accumulated

other
comprehensive

loss

in

the

consolidated

statements

of

financial

condition,

partially

offset

by

$100.0

million

in

common

stock
repurchases and $87.4 million, or $0.54 per common share, in common stock dividends declared in the first nine months of 2025.
On

October

22,

2025,

the

Corporation’s

Board

of

Directors

declared

a

quarterly

cash

dividend

of

$0.18

per

common

share.

The
dividend is payable

on December 12,

2025 to shareholders

of record at

the close of business

on November 28,

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

repurchased approximately 5.2

million
shares of

common stock

for a total

cost of

$100.0 million

and redeemed

$61.7 million

of outstanding

junior subordinated

debentures
during the

first nine months

of 2025.

As of September

30, 2025,

the Corporation has

remaining authorization

of approximately

$38.3
million. Furthermore,

on October

22, 2025,

the Corporation

announced that

its Board

of Directors

approved

a new

stock repurchase
program,

under

which

the

Corporation

may

repurchase

up to

an

additional

$200 million

of

its outstanding

common

stock, which

it
expects

to

execute

through

the end

of the

fourth

quarter

of 2026.

For

more

information,

see Part

II,

Item

2,

“Unregistered

Sales of
Equity Securities and Use of Proceeds,” and Note 11

– “Stockholders’ Equity,” of

this Quarterly Report on Form 10-Q.
From October

1, 2025 to

November 4, 2025,

the Corporation repurchased

approximately 1.2

million shares of

common stock for

a
total cost of

approximately $23.7

million. Therefore,

the Corporation

has remaining

authorization of

approximately $214.6

million as
of November 4, 2025 under both programs.
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
September 30, 2025 December 31, 2024
(In thousands, except ratios and per share information)
Total common equity

- GAAP
$ 1,918,045 $ 1,669,236
Goodwill
(38,611) (38,611)
Other intangible assets
(3,676) (6,967)
Tangible common

equity - non-GAAP
$ 1,875,758 $ 1,623,658
Total assets - GAAP $ 19,321,335 $ 19,292,921
Goodwill
(38,611) (38,611)
Other intangible assets
(3,676) (6,967)
Tangible assets - non

-GAAP
$ 19,279,048 $ 19,247,343
Common shares outstanding 159,135 163,869
Tangible common

equity ratio - non-GAAP
9.73% 8.44%
Tangible book value

per common share - non-GAAP
$ 11.79 $ 9.91
See Note 19 – “Regulatory

Matters, Commitments and Contingencies”

to the unaudited consolidated

financial statements herein for
the regulatory capital positions of the Corporation and FirstBank as of

September 30, 2025 and December 31, 2024, respectively.

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

Rico Commissioner of Financial Institutions.

The Puerto Rico Banking

Law
provides that,

when the

expenditures of

a Puerto

Rico commercial

bank are

greater than

receipts, the

excess of

the expenditures

over
receipts

must

be

charged

against

the

undistributed

profits

of

the

bank,

and

the

balance,

if

any,

must

be

charged

against

the

legal
surplus

reserve,

as

a

reduction

thereof.

If

the

legal

surplus

reserve

is

not

sufficient

to

cover

such

balance

in

whole

or

in

part,

the
outstanding

amount

must

be charged

against

the

capital

account

and

the

Bank

cannot

pay

dividends

until

it

can

replenish

the

legal
surplus reserve

to an

amount of

at least

20% of

the original

capital contributed.

FirstBank’s

legal surplus

reserve, included

as part

of
retained

earnings

in

the

Corporation’s

consolidated

statements

of

financial

condition,

amounted

to

$230.2

million

as

of

each

of
September 30, 2025 and December 31, 2024. There were no transfers to the legal surplus reserve during the first nine months of 2025.
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

SOFR curve, Prime Rate,

U.S.
Treasury yield curve, FHLB rates, and brokered

CDs rates.
As of September

30, 2025, the

Corporation forecasted

the 12-month net

interest income assuming

September 30, 2025

interest rate
curves remain constant. Then, net interest income was estimated under rising and falling rates scenarios.

For the rising rate scenario, a
gradual (ramp)

and immediate

(shock) parallel

upward shift

of the

yield curve

is assumed

during the

first twelve

months (the

“+300
ramp”, “+200

ramp” and

“+200 shock”

scenarios). Conversely,

for the

falling rate

scenario, a

gradual (ramp)

and immediate

(shock)
parallel downward shift

of the yield

curve is assumed during

the first twelve months

(the “-300 ramp”,

“-200 ramp” and “-200

shock”
scenarios).
The

SOFR curve

for

September

30, 2025,

as compared

with December

31, 2024,

reflects a

decrease

of 39

bps on

average in

the
short-term

sector

of

the

curve,

or

between

one

to

twelve

months;

a

decrease

of

68

bps

in

the

medium-term

sector

of

the

curve,

or
between

2 to

5 years;

and

a decrease

of 38

bps

in the

long-term

sector of

the

curve,

or over

5-year maturities.

A similar

change

in
market

rates

was

observed

in

the

Constant

Maturity

Treasury

yield

curve

with

a

decrease

of

36

bps

in

the

short-term

sector

of

the
curve,

a decrease of 65 bps in the medium-term sector of the curve, and a decrease of 21 bps in the long-term sector of the curve.

The following table presents the results of the static simulations as of September 30, 2025 and December 31, 2024. Consistent with
prior years, these exclude non-cash changes in the fair value of derivatives:
Net Interest Income Risk
(% Change Projected for the next 12 months)
September 30, 2025 December 31, 2024
Gradual Change in Interest Rates:

+ 300 bps ramp
3.45% 3.05%

+ 200 bps ramp
2.31% 2.04%

- 300 bps ramp
-4.86% -4.79%

- 200 bps ramp
-3.24% -3.15%
Immediate Change in Interest Rates:

+ 200 bps shock
4.88% 3.51%

- 200 bps shock
-8.41% -7.17%
The Corporation

continues to

manage its

balance sheet

structure to

control and

limit the

overall interest

rate risk

by managing

its
asset

composition

while

maintaining

a

sound

liquidity

position.

See

“Risk

Management

–

Liquidity

Risk

Management”

above

for
liquidity ratios.
As of September 30, 2025

and December 31, 2024, the

net interest income simulations

show that the Corporation

continues to have
an asset sensitive position for the next twelve months under a static balance sheet simulation.
Under

gradual

rising

and

falling

rate

scenarios,

the

net

interest

income

simulation

reflects

increased

rate

sensitivity

compared

to
December

31,

2024.

There

was

a

higher

sensitivity

in

the

assets

side

due

to

earlier

scheduled

maturities

of

U.S.

government

and
agencies

obligations

and

higher

commercial

loan

balances,

partially

offset

by

a

lower

interest-bearing

cash

position.

Additionally,
there

was

a

lower

sensitivity

in

the

liabilities

side

primarily

driven

by

lower

deposit

betas

primarily

in

retail

and

commercial

non-
maturity deposits, partially offset by higher betas on market

-linked deposits such as certain public funds.

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

September

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

of 1.20%

and 0.45%

for the

remainder of

2025
and for the year

2026, respectively,

compared to an average

projected contraction of

0.42% for the remainder

of 2025 and an
average projected appreciation of 4.42% for the year 2026 as of December

31, 2024.

●
Regional

Home Price Index forecast

in Puerto Rico (purchase

only prices) shows an

improvement of 18.94%

and 18.87% for
the remainder of 2025

and for the year 2026,

respectively, when

compared to the same

periods as of December

31, 2024. For
the

Florida

region,

the

Home

Price

Index

forecast

shows

an

improvement

of

2.59%

and

a

deterioration

of

0.85%

for

the
remainder of 2025 and for the year 2026, respectively,

when compared to the same periods as of December 31, 2024.

●
Average

regional unemployment rate

in Puerto Rico is

forecasted at 5.96%

for the remainder

of 2025 and 6.44%

for the year
2026, compared

to 6.44%

for the

remainder of

2025

and 6.21%

for the

year 2026

as of December

31, 2024.

For the

Florida
region and

the U.S. mainland,

average unemployment

rate is forecasted

at 4.36%

and 4.79%,

respectively,

for the

remainder
of

2025,

and

5.09%

and

5.51%,

respectively,

for

the

year

2026,

compared

to

4.71%

and

5.20%,

respectively,

for

the
remainder of 2025, and 4.15% and 4.60%, respectively,

for the year 2026, as of December 31, 2024.
●
Annualized change in

GDP in the U.S.

mainland of 0.96% for

the remainder of 2025

and 0.76%

for the year 2026,

compared
to 1.05%

for the remainder of 2025

and 1.91%

for the year 2026, as of December 31, 2024.
It is difficult to estimate how potential changes

in one factor or input might affect the overall ACL because

management considers a
wide variety of

factors and inputs in

estimating the ACL.

Changes in the

factors and inputs considered

may not occur

at the same rate
and may not be consistent

across all geographies or product

types, and changes in factors

and inputs may be directionally

inconsistent,
such that improvement

in one factor

or input may

offset deterioration

in others. However,

to demonstrate the

sensitivity of credit

loss
estimates to macroeconomic

forecasts as of

September 30, 2025,

management compared the

modeled estimates under

the probability-
weighted

economic

scenarios

against

a

more

adverse

scenario.

Such

scenario

incorporates

an

additional

adverse

scenario

and
decreases the

weight applied

to the

baseline scenario.

Under this

more adverse

scenario, as

an example,

average unemployment

rate
for the

Puerto Rico

region increases

to 6.19%

for the

remainder of

2025, compared

to 5.96%

for the

same period

on the

probability-
weighted economic scenario projections.
To

demonstrate the sensitivity

to key economic

parameters used in

the calculation of

the ACL at September

30, 2025, management
calculated

the

difference

between

the

quantitative

ACL

and

this

more

adverse

scenario.

Excluding

consideration

of

qualitative
adjustments, this sensitivity analysis would result in a hypothetical increase in the ACL of approximately $45 million at September

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

September 30, 2025.
As

of

September

30,

2025,

the

ACL

for

loans

and

finance

leases

was

$247.0

million,

an

increase

of

$3.1

million,

from

$243.9
million as of December 31, 2024. The increase

was mainly related to the ACL for commercial and construction loans, which increased
by

$9.3

million,

mainly

due

to

C&I

loan

growth,

a

deterioration

in

the

economic

outlook

of

the

commercial

real

estate

property
performance and the forecasted CRE price index,

and updated historical prepayment experience.
Meanwhile, the

ACL for

consumer loans

decreased by

$5.8 million,

driven by

improvements in

macroeconomic variables,

mainly
in

the

projection

of

the

unemployment

rate,

and

reductions

in

the

unsecured

loan

portfolio

volumes,

partially

offset

by

updated
historical

loss

experience

used

for

determining

the

ACL

estimate

in

the

unsecured

loan

portfolio.

Also,

the

ACL

for

residential
mortgage loans

decreased by

$0.4 million

mainly due

to improvements

in macroeconomic

variables, such

as the

unemployment rate
and the

Housing Price

Index, and

updated historical

loss experience

used for

determining the

ACL estimate

resulting in

a downward
revision of

estimated loss

severities and

lower required

reserve levels,

partially offset

by the

longer expected

life of

newly originated
loans.
The ratio

of the ACL

for loans and

finance leases

to total

loans held

for investment

decreased to

1.89%

as of September

30, 2025,
compared to 1.91% as of December 31, 2024. An explanation for the change for each portfolio follows:
●
The ACL to total

loans ratio for the

residential mortgage loan

portfolio decreased from

1.44% as of December

31, 2024 to
1.39% as of September 30, 2025, driven by the aforementioned factors.

●
The ACL

to total

loans ratio

for the

construction loan

portfolio increased

from 1.67%

as of

December 31,

2024 to

2.06%
as of

September 30,

2025, driven

by the

aforementioned deterioration

in the

commercial real

estate property

performance
and the inflow

to nonaccrual status

of a $4.3

million loan

in the Puerto

Rico region

which triggered

an additional ACL

of
$0.4 million based on the collateral value.
●
The ACL to total loans ratio for the commercial mortgage

loan portfolio increased from 0.87% as of December 31, 2024 to
0.99%

as

of

September

30,

2025,

driven

by

the

aforementioned

deterioration

in

the

commercial

real

estate

property
performance and the forecasted CRE price index, and updated historical prepayment experience.
●
The

ACL to

total loans

ratio for

the C&I

loan portfolio

increased

from

0.98%

as of

December

31,

2024

to 1.05%

as of
September 30, 2025, driven by the impact of renewals and refinancings.
●
The ACL to

total loans ratio

for the consumer

loan portfolio decreased

from 3.83% as

of December

31, 2024

to 3.70% as
of September 30, 2025, mainly due to the aforementioned improvements in macroeconomic variables and a change in asset
mix due to a reduction in the unsecured loan portfolio,

partially offset by updated historical loss experience.

The ratio

of the

total ACL

for loans

and finance

leases to

nonaccrual loans

held for

investment was

256.58%

as of

September 30,
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
Quarter Ended September 30, Nine-Month Period Ended September 30,
2025 2024 2025 2024
(Dollars in thousands)
ACL for loans and finance leases, beginning of period $ 248,578 $ 254,532 $ 243,942 $ 261,843
Provision for credit losses - (benefit) expense:
Residential mortgage (2,208) (5,476) (411) (16,533)
Construction 496 (1,659) 1,196 (1,642)
Commercial mortgage 2,503 (5,914) 2,711 (8,900)
C&I (1,397) 885 4,091 (2,871)
Consumer loans and finance leases 18,876 28,634 55,901 71,263
Total provision for credit losses

- expense
18,270 16,470 63,488 41,317
Charge-offs:
Residential mortgage (459) (421) (979) (1,428)
C&I (173) (1,437) (316) (2,317)
Consumer loans and finance leases (24,553) (27,187) (76,629) (81,053)
Total charge offs (25,185) (29,045) (77,924) (84,798)
Recoveries:
Residential mortgage 491 497 1,008 1,215
Construction 313 11 340 35
Commercial mortgage 117 41 208 474
C&I

65 211 1,045 6,291
Consumer loans and finance leases
(1)
4,341 4,279 14,883 20,619
Total recoveries 5,327 5,039 17,484 28,634
Net charge-offs (19,858) (24,006) (60,440) (56,164)
ACL for loans and finance leases, end of period $ 246,990 $ 246,996 $ 246,990 $ 246,996
ACL for loans and finance leases to period-end total loans

held for investment
1.89% 1.98% 1.89% 1.98%
Net charge-offs to average loans outstanding

during the period
(2)
0.62% 0.78% 0.63% 0.61%
Provision for credit losses - expense for loans and finance

leases to net charge-offs during the
period 0.92x 0.69x 1.05x 0.74x
(1) For the nine-month periods ended September 30, 2025 and 2024, includes recoveries totaling $2.4 million and $10.0 million, respectively, associated with the bulk sales of fully charged-off consumer loans and finance leases.
(2) The recoveries associated with the aforementioned bulk sales reduced the ratio of total net charge-offs to related average loans by 3 bps and 11 bps for the nine-month periods ended September 30, 2025 and 2024, respectively.

The following tables set forth information concerning the composition of the

Corporation's loan portfolio and related ACL by loan
category, and the percentage

of loan balances in each category to the total of such loans as of the indicated dates:
As of September 30, 2025
Residential
Mortgage
Loans
Commercial
Mortgage
Loans C&I Loans
Consumer Loans
and Finance
Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:

Amortized cost of loans
$ 2,889,081 $ 259,863 $ 2,549,375 $ 3,614,241 $ 3,736,124 $ 13,048,684

Percent of loans in each category to total loans
22% 2% 20% 28% 28% 100%

Allowance for credit losses
$ 40,272 $ 5,360 $ 25,366 $ 37,854 $ 138,138 $ 246,990

Allowance for credit losses to amortized cost
1.39
%
2.06
%
0.99
%
1.05
%
3.70
%
1.89
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
3.83
%
1.91%
Allowance for Credit Losses for Unfunded

Loan Commitments
The Corporation estimates

expected credit losses

over the contractual

period in which

the Corporation is

exposed to credit

risk as a
result

of

a

contractual

obligation

to

extend

credit,

such as

pursuant

to unfunded

loan

commitments

and

standby

letters of

credit

for
commercial and

construction loans,

unless the

obligation is

unconditionally cancellable

by the

Corporation. The

ACL for

off-balance
sheet credit

exposures

is adjusted

as a

provision

for

credit loss

expense.

As of

September

30,

2025,

the ACL

for

off-balance

sheet
credit exposures decreased by $0.5 million to $2.6 million, when compared to December 31, 2024.
Allowance for Credit Losses for Debt Securities
As

of

September

30,

2025,

the

ACL

for

debt

securities

was

$1.4

million,

of

which

$0.7

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
September 30, 2025 December 31, 2024
(In thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage $ 12,088 $ 16,854
Construction 4,635 403
Commercial mortgage 1,984 2,716
C&I 18,822 19,595
Consumer loans and finance leases 20,008 22,538
Total nonaccrual loans held for investment 57,537 62,106
OREO 8,460 13,691
Other repossessed property 12,160 11,637
Other assets (1) 1,579 1,620
Total non-performing assets $ 79,736 $ 89,054
Past due loans 90 days and still accruing $ 27,900 $ 39,307
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage $ 6,529 $ 6,555
Construction 956 962
Commercial mortgage 7,228 8,135
C&I 632 919
Consumer loans 694 205
Total nonaccrual loans held for investment 16,039 16,776
OREO
(2)
883 3,615
Other repossessed property 74 219
Total non-performing assets $ 16,996 $ 20,610
Past due loans 90 days and still accruing $ 855 $ 3,083
United States:
Nonaccrual loans held for investment:
Residential mortgage $ 10,249 $ 8,540
Commercial mortgage 12,225 -
C&I 196 -
Consumer loans 15 45
Total nonaccrual loans held for investment 22,685 8,585
Other repossessed property - 3
Total non-performing assets $ 22,685 $ 8,588
Past due loans 90 days and still accruing $ 136 $ -
Total
Nonaccrual loans held for investment:
Residential mortgage $ 28,866 $ 31,949
Construction 5,591 1,365
Commercial mortgage 21,437 10,851
C&I 19,650 20,514
Consumer loans and finance leases 20,717 22,788
Total nonaccrual loans held for investment 96,261 87,467
OREO 9,343 17,306
Other repossessed property 12,234 11,859
Other assets
(1)
1,579 1,620
Total non-performing assets $ 119,417 $ 118,252
Past due loans 90 days and still accruing
(3) (4) (5) (6)
$ 28,891 $ 42,390
Non-performing assets to total assets

0.62% 0.61%
Nonaccrual loans held for investment to total loans held for investment 0.74% 0.69%
ACL for loans and finance leases
$
246,990
$
243,942
ACL for loans and finance leases to total nonaccrual loans held for investment
256.58% 278.90%
ACL for loans and finance leases to total nonaccrual loans held for investment, excluding residential real estate loans
366.48% 439.39%
(1)
Residential pass-through MBS issued by the PRHFA held as

part of the available-for-sale debt securities portfolio.
(2)
During the third quarter of 2025,

the Corporation recorded the aforementioned $2.8

million valuation adjustment in connection with

ongoing litigation involving a commercial

OREO property in the
Virgin Islands region. See Note 19 - “Regulatory Matters,

Commitments and Contingencies” for further details.
(3)
Includes PCD

loans previously

accounted for

under ASC

Subtopic 310-30

for which

the Corporation

made the

accounting policy

election to

treat each

pool as

a single

asset, both

at the

time of
adoption of CECL on

January 1, 2020 and

on an ongoing

basis for credit loss

measurement. These loans

will continue to be

excluded from nonaccrual

loan statistics as long

as the Corporation

can
reasonably estimate the timing

and amount of cash flows

expected to be collected on

the loan pools.

The portion of such loans

contractually past due 90

days or more amounted to

$5.0 million and
$6.2 million as of September 30, 2025 and December 31, 2024, respectively.
(4)
Includes FHA/VA

government-guaranteed residential

mortgage loans

as loans

past due

90 days

and still

accruing as

opposed to

nonaccrual loans.

The Corporation

continues accruing

interest on
these loans

until they

have passed

the 15

months delinquency

mark, taking

into consideration

the FHA

interest curtailment

process. These

balances include

$5.0 million

and $8.0

million of

FHA
government guaranteed residential mortgage loans that were over 15 months delinquent as of September 30, 2025 and

December 31, 2024, respectively.
(5)
These includes

rebooked loans,

which were

previously pooled into

GNMA securities,

amounting to

$3.8 million

and $5.7

million as

of September 30,

2025 and

December 31,

2024, respectively.
Under the GNMA program, the Corporation

has the option but not

the obligation to repurchase loans

that meet GNMA’s

specified delinquency criteria. For

accounting purposes, the loans subject to
the repurchase option are required to be reflected on the financial statements with an offsetting liability.
(6)
Includes credit cards that continue accruing interest until charged-off at 180 days delinquent.

Total

non-performing assets

increased by

$1.1 million

to $119.4

million as

of September

30, 2025,

compared to

$118.3 million

as
of December

31, 2024.

The increase

in non-performing

assets was

driven by

a $13.9

million increase

in nonaccrual

commercial and
construction loans,

mainly due

to the

inflows to

nonaccrual status

of a

$12.6 million

commercial mortgage

loan in

the Florida

region
and

a

$4.3

million

construction

loan

in

the

Puerto

Rico

region,

both

in

the

hospitality

industry;

partially

offset

by

an

$8.0

million
decrease in the

OREO portfolio balance,

mainly attributable to

the sales of residential

OREO properties in

the Puerto Rico

region and
the aforementioned

$2.8 million

valuation adjustment

recorded in

a commercial

OREO property

in the

Virgin

Islands region;

a $3.0
million decrease in nonaccrual residential mortgage loans;

and a $2.1 million decrease in consumer loans and finance leases.

The following tables present the activity of commercial and construction nonaccrual loans held for investment for the indicated
periods:
Construction
Commercial
Mortgage C&I Total
(In thousands)
Quarter Ended September 30, 2025
Beginning balance
$ 5,718 $ 22,905 $ 20,349 $ 48,972
Plus:
Additions to nonaccrual

- 155 134 289
Less:
Loans returned to accrual status
(118) (853) (228) (1,199)
Nonaccrual loans charge-offs
- - (137) (137)
Loan collections
(9) (770) (468) (1,247)
Ending balance

$ 5,591 $ 21,437 $ 19,650 $ 46,678
Construction
Commercial
Mortgage C&I Total
(In thousands)
Quarter Ended September 30, 2024
Beginning balance
$ 4,742 $ 11,736 $ 27,661 $ 44,139
Plus:
Additions to nonaccrual
- 100 902 1,002
Less:
Nonaccrual loans charge-offs
- - (1,350) (1,350)
Loan collections
(91) (340) (651) (1,082)
Nonaccrual loans sold, net of charge-offs
- - (8,200) (8,200)
Ending balance

$ 4,651 $ 11,496 $ 18,362 $ 34,509

Construction
Commercial
Mortgage
C&I

Total
(In thousands)
Nine-Month Period Ended September 30, 2025
Beginning balance $ 1,365 $ 10,851 $ 20,514 $ 32,730
Plus:
Additions to nonaccrual

4,371
(1)
13,439
(1)
1,523 19,333
Less:
Loans returned to accrual status (118) (1,202) (393) (1,713)
Nonaccrual loans transferred to OREO - (54) (203) (257)
Nonaccrual loans charge-offs - - (184) (184)
Loan collections (27) (1,597) (1,607) (3,231)
Ending balance

$ 5,591 $ 21,437 $ 19,650 $ 46,678
(1)
Include inflows to nonaccrual status of a $12.6 million commercial mortgage loan in the Florida region and a $4.3 million construction loan in the Puerto Rico region.
Construction
Commercial
Mortgage
C&I

Total
(In thousands)
Nine-Month Period Ended September 30, 2024
Beginning balance
$ 1,569 $ 12,205 $ 15,250 $ 29,024
Plus:
Additions to nonaccrual
3,300

(1)
107 26,743

(1)
30,150
Less:
Loans returned to accrual status
(35) (77) (9,226)

(2)
(9,338)
Nonaccrual loans transferred to OREO
(48) - (684) (732)
Nonaccrual loans charge-offs
- - (2,141) (2,141)
Loan collections
(135) (739) (3,380) (4,254)
Nonaccrual loans sold, net of charge-offs
- - (8,200) (8,200)
Ending balance

$ 4,651 $ 11,496 $ 18,362 $ 34,509
(1)
Include inflows to nonaccrual status of a $10.5 million participated

C&I loan in the Florida region in the power generation industry and a $16.5 million commercial relationship in the Puerto
Rico region in the food retail industry.
(2)
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
Quarter Ended September 30, Nine-Month Period Ended September 30,
2025 2024 2025 2024
(In thousands)
Beginning balance

$ 30,790 $ 31,396 $ 31,949 $ 32,239

Plus:

Additions to nonaccrual
3,131 4,678 12,613 12,671

Less:

Loans returned to accrual status

(3,721) (2,692) (10,325) (7,662)

Nonaccrual loans transferred to OREO
(243) (477) (1,158) (1,624)

Nonaccrual loans charge-offs
(26) (2) (63) (280)

Loan collections
(1,065) (1,174) (4,150) (3,615)
Ending balance

$ 28,866 $ 31,729 $ 28,866 $ 31,729
The amount of nonaccrual consumer loans, including

finance leases, decreased by $2.1 million to $20.7

million as of September 30,
2025,

mainly related to

a decrease in

auto loans

and finance leases.

The inflows

of nonaccrual

consumer loans

during the nine

-month
period ended September 30, 2025 amounted to $78.1 million, compared to inflows of $86.6 million for the same period in 2024.
As of

September 30,

2025, approximately

$37.5 million,

or 39%,

of the

loans placed

in nonaccrual

status, mainly

commercial and
residential

mortgage

loans,

were

current,

or

had

delinquencies

of

less

than

90

days

in

their

interest

payments.

Collections

on
nonaccrual loans are being recorded on a cash basis through earnings,

or on a cost-recovery basis, as conditions warrant.

During the nine-month period ended

September 30, 2025, interest income of

approximately $1.2 million related to

nonaccrual loans
with a

carrying value

of $44.1

million as

of September

30, 2025,

mainly nonaccrual

commercial and

construction loans,

was applied
against the related principal balances under the cost-recovery method.
Total loans in early

delinquency (
i.e.
, 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $142.9
million as of

September 30, 2025,

a decrease of

$10.1 million, compared

to $153.0 million

as of December

31, 2024, mainly

due to a
$13.0 million

decrease in consumer

loans across all

major portfolio

classes and a

$5.5 million decrease

in residential mortgage

loans,
partially offset by an $8.4 million increase in commercial

and construction loans due to a $6.0 million past due C&I loan in the Florida region.
In

addition,

the

Corporation

provides

homeownership

preservation

assistance

to

its

customers

through

a

loss

mitigation
program. Depending upon the nature of a borrower’s

financial condition, restructurings or loan

modifications through this program are
provided,

as well

as other

modifications of

individual C&I,

commercial

mortgage, construction,

and residential

mortgage loans.

For
the nine-month period ended

September 30, 2025, loans

modified to borrowers experiencing

financial difficulty had

an amortized cost
basis of

$39.5 million,

which included

$30.2 million

related to

a commercial

mortgage loan

in the

Puerto Rico

region that

had been
previously modified during 2023 and reported as a financial difficulty modification; compared to $126.9 million for the same period in
2024, which included $110.

7

million related to a commercial

mortgage relationship in the Puerto

Rico region that had been previously
reported as a troubled

debt restructuring under ASC 310

-40. See Note 3 – “Loans

Held for Investment” for

additional information and
statistics about the Corporation’s

modified loans.

The OREO portfolio, which

is part of non-performing

assets, amounted to $9.3

million as of September

30, 2025 and $17.3

million
as of December 31,

2024. The following

tables show the composition

of the OREO portfolio

as of September 30,

2025 and December
31, 2024, as well as the activity of the OREO portfolio by geographic area during the nine-month period ended September 30, 2025:
OREO Composition by Region

As of September 30, 2025
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 7,464 $ 883 $ - $ 8,347
Construction 435 - - 435
Commercial 561 - (1) - 561
$ 8,460 $ 883 $ - $ 9,343
As of December 31, 2024
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential

$ 12,092 $ 805 $ - $ 12,897
Construction 522 - - 522
Commercial 1,077 2,810 (1) - 3,887
$ 13,691 $ 3,615 $ - $ 17,306
OREO Activity by Region

Nine-Month Period Ended September 30, 2025
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Beginning Balance $ 13,691 $ 3,615 $ - $ 17,306
Additions 3,505 78 - 3,583
Sales (8,000) - - (8,000)
Subsequent measurement adjustments (337) (2,810) (1) - (3,147)
Other adjustments (399) - - (399)
Ending Balance $ 8,460 $ 883 $ - $ 9,343
(1)
During the third quarter of 2025, the Corporation recorded the aforementioned

$2.8 million valuation adjustment in connection with ongoing litigation involving a
commercial OREO property in the Virgin Islands region. See Note 19 – “Regulatory Matters,

Commitments and Contingencies” for further details.

The following table presents information about the OREO inventory and related gains and losses for the indicated periods:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2025 2024 2025 2024
(Dollars in thousands)
OREO
OREO balances, carrying value:
Residential $ 8,347 $ 14,451 $ 8,347 $ 14,451
Construction 435 1,125 435 1,125
Commercial 561 3,754 561 3,754
Total $
9,343
$ 19,330 $ 9,343 $
19,330
OREO activity (number of properties):
Beginning property inventory 141 222 181 277
Properties acquired 8 26 32 75
Properties disposed (32) (51) (96) (155)
Ending property inventory 117 197 117 197
Average holding period (in days)
Residential 597 501 597 501
Construction 1,837 2,491 1,837 2,491
Commercial 4,212 3,992 4,212 3,992
Total average holding period (in days) 1,644 1,295 1,644 1,295
OREO operations (gain) loss:
Market adjustments and (gains) losses on sale:
Residential $ (1,461) $ (1,543) $ (3,722) $ (5,287)
Construction - (49) (71) (68)
Commercial 2,241
(1)
(246) 2,442
(1)
(2,468)
Total net loss (gain) 780 (1,838) (1,351) (7,823)
Other OREO operations expenses 253 499 664 1,423
Net Loss (Gain) on OREO operations $ 1,033 $ (1,339) $ (687) $ (6,400)
(1)
During the third quarter of 2025, the Corporation recorded the aforementioned $2.8 million valuation adjustment in connection with ongoing litigation involving a commercial OREO
property in the Virgin Islands region.

See Note 19 – “Regulatory Matters, Commitments and

Contingencies” for further details.

Net Charge-offs and Total

Credit Losses

Net

charge-offs

totaled

$19.9

million

for

the third

quarter

of

2025,

or an

annualized

0.62% of

average loans,

compared

to $24.0
million, or an annualized

0.78% of average loans,

for the third quarter

of 2024. The decrease

in net charge-offs

for the third quarter

of
2025 was

driven by

a $2.7

million decrease

in consumer

loans and

finance leases

net charge-offs,

a $1.2

million charge-off

recorded
on the

sale of

a nonaccrual

C&I loan

in Puerto

Rico region

during the

third quarter

of 2024,

and a

$0.3 million

recovery associated
with

a

construction

loan

in

the

Florida

region

during

the

third

quarter

of

2025.

For

the

first

nine

months

of

2025,

net

charge-offs
totaled $60.4

million, or

an annualized 0.63%

of average

loans, compared

to $56.2 million,

or an annualized

0.61% of average

loans,
for

the

same

period

in

2024.

Net

charge-offs

for

the

first

nine

months

of

2025

and

2024

included

$2.4

million

and

$10.0

million,
respectively,

in recoveries

associated with

the bulk

sales of fully

charged-off

consumer loans

and finance

leases during

such periods,
which reduced the

ratio of total net

charge-offs to

related average loans

by 3 bps and

11 bps,

respectively.

The increase in

net charge-
offs

for the first nine

months of 2025 was

also driven by a

$5.0 million recovery

associated with a C&I

loan in the Puerto

Rico region
during the first nine months of 2024, partially offset by a decrease in consumer loans and finance leases net charge-offs.

The following table presents net (recoveries) charge-offs

to average loans held-in-portfolio for the indicated periods:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2025 2024 2025 2024
Residential mortgage

(0.00) % (0.01) % (0.00) % 0.01%
Construction

(0.50) % (0.02) % (0.19) % (0.02) %
Commercial mortgage (0.02) % (0.01) % (0.01) % (0.03) %
C&I 0.01% 0.15% (0.03) % (0.17) %
Consumer loans and finance leases

(1)
2.16% 2.46% 2.20% 2.18%
Total loans

(1)
0.62% 0.78% 0.63% 0.61%
(1)
The net charge-offs for the nine-month periods

ended September 30, 2025 and 2024 included $2.4 million and $10.0 million, respectively, in recoveries

associated with the bulk sales of
fully charged-off consumer loans and finance leases. These

recoveries reduced the ratios of consumer loans and finance leases and total net charge-offs to related average loans

for the nine-
month period ended September 30, 2025 by 8 bps and 3

bps, respectively, and by 36 bps and

11 bps, respectively,

for the nine-month period ended September 30, 2024.

The following table presents net (recoveries) charge-offs

to average loans held in various portfolios by geographic segment for the indicated periods:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2025 2024 2025 2024
PUERTO RICO:
Residential mortgage (0.01) % (0.01) % (0.00) % 0.01%
Commercial mortgage (0.00) % (0.00) % (0.00) % (0.00) %
C&I 0.02% 0.23% (0.04) % (0.21) %
Consumer loans and finance leases
(1)
2.17% 2.45% 2.21% 2.17%
Total loans
(1)
0.80% 0.96% 0.81% 0.76%
VIRGIN ISLANDS:
Commercial mortgage (0.61) % (0.23) % (0.34) % (0.22) %
C&I - % 0.07% 0.02% 0.02%
Consumer loans and finance leases 2.22% 3.37% 1.64% 3.20%
Total loans 0.23% 0.57% 0.20% 0.50%
FLORIDA:
Residential mortgage 0.00% (0.00) % (0.00) % - %
Construction

(4.50) % (0.16) % (1.24) % (0.07) %
Commercial mortgage - % - % - % (0.08) %
C&I (0.00) % (0.00) % (0.00) % (0.08) %
Consumer loans and finance leases (0.61) % (1.48) % (0.44) % (1.61) %
Total loans (0.05) % (0.01) % (0.02) % (0.07) %
(1) The recoveries associated with the aforementioned bulk sales of fully charged-off consumer loans and finance leases reduced the ratios of consumer loans and finance leases and total net charge-offs to related average loans for the nine-month period ended September 30, 2025 by 9 bps and 3 bps, respectively, and by 37 bps and 14 bps, respectively, for the nine-month period ended September 30, 2024.

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

$13.0 billion as

of September 30,

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
There

are

other

indicators

that

gauge

economic

activity

and

are

published

with

greater

frequency,

for

example,

the

Economic
Development

Bank

for

Puerto

Rico’s

Economic

Activity

Index

(“EDB-EAI”).

Although

not

a

direct

measure

of

Puerto

Rico’s

real
GNP,

the EDB-EAI is

correlated to Puerto

Rico’s real

GNP.

During the calendar

year 2024, the

EDB-EAI averaged 128.1,

increasing
by 0.6% on a year-over-year

basis and reaching its highest

level since 2014. For June

2025, estimates showed that the

EDB-EAI stood
at 127.1,

down 0.9%

on a

year-over-year basis.

Over the

12-month period

ended June

30, 2025,

the EDB-EAI

averaged 127.6,

0.7%
below the comparable figure a year earlier.

Labor

market

trends

remain

positive.

Data

published

by the

Bureau

of

Labor

Statistics showed

that

non-farm

payrolls in

August
2025

in Puerto

Rico

increased

by

1.5%

when

compared

to August

2024,

primarily

driven by

payrolls

in

the private

sector

as these
increased

by

1.7%

from

the

comparable

figure

a

year

earlier.

Key

industries

driving

private-sector

payroll

growth

include
Construction with

a year-over-year

increase of

5.3% and

Leisure &

Hospitality with

a positive

variance of

4.6%. The

unemployment
rate remained stable at 5.6% in August 2025.
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

Other Developments
Notable

progress

continues

to

be

made

as

part

of

the

ongoing

efforts

of

prioritizing

the

restoration,

improvement,

and
modernization of

Puerto Rico’s

infrastructure,

particularly in

the aftermath

of Hurricane

Maria in

2017. During

the 12-month

period
ended

May 31,

2025, over

$3.5 billion

in disaster

relief funds

were disbursed

through the

Federal

Emergency

Management

Agency
(“FEMA”)

Public

Assistance

program

and

the

HUD

Community

Development

Block

Grant

(“CDBG”)

program,

a

1.4%

increase
when compared

to the

same period

in 2024.

Excluding disaster

relief funds

related to

Hurricane Fiona

which occurred

in September
2022 directed

towards emergency

efforts, disbursements

from FEMA’s

Public Assistance

program and

the CDBG program

increased
by 9.6% on a year-over-year

basis. These funds will continue

to play a key role in

supporting Puerto Rico’s

economic stability and are
expected

to

have

a

positive

impact

on

the

Island’s

infrastructure.

For

example,

approximately

86%

of

the

projects

that

FEMA

has
obligated

to

address

damage

caused

by

Hurricane

Maria

have

resources

to

reinforce

their

infrastructure,

among

other

hazard
mitigation

measures,

that

will

prepare

these

facilities

for

future

weather

events.

As

of

October

27,

2025,

over

4,200

projects

had
already been

completed under FEMA’s

Public Assistance

Permanent Work

programs while

nearly 20,000

projects were active

across
different stages of execution for

a total cost of $11.9

billion, equivalent to approximately 32% of the

agency’s $37.2 billion

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

Trump

administration that

it had
terminated

five

members

of

the

board

from

their

positions.

At

the

time

of

filing

this

quarterly

report,

no

potential

candidates

for
replacement

had

been

announced.

Management

will

continue

to

closely

monitor

any

developments

and

assess

any

implications

on
fiscal policy and the overall economic environment in Puerto Rico.

Exposure to Puerto Rico Government
As of September

30, 2025, the Corporation

had $295.8 million

of direct exposure

to the Puerto Rico

government, its municipalities
and

public

corporations,

and increase

of

$7.2

million

compared

to $288.6

million

as

of December

31,

2024,

mainly due

to

a

$29.5
million increase

in the portfolio

balance of three

loans to municipalities,

partially offset

by multiple repayments.

As of September

30,
2025,

approximately

$211.3

million

of

the

exposure

consisted

of

loans

and

obligations

of

municipalities

in

Puerto

Rico

that

are
supported

by assigned

property

tax revenues

and for

which,

in most

cases,

the good

faith,

credit and

unlimited

taxing power

of

the
applicable

municipality

have

been

pledged

to

their

repayment,

and

$42.0

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
affiliate of PREPA

,

$31.0 million in loans to

a public corporation of the

Puerto Rico government,

and an obligation of the Puerto

Rico
government,

specifically

a

residential

pass-through

MBS

issued

by

the

PRHFA,

at

an

amortized

cost

of

$2.8

million

as

part

of

its
available-for-sale debt securities portfolio (fair value of $1.6 million as of

September 30, 2025).
The

following

table

details

the

Corporation’s

total

direct

exposure

to

Puerto

Rico

government

obligations

according

to

their
maturities:
As of September 30, 2025
Investment
Portfolio
(Amortized cost) Loans
Total

Exposure
(In thousands)
Puerto Rico Housing Finance Authority:

After 10 years
$ 2,753 $ - $ 2,753
Total Puerto Rico Housing Finance Authority 2,753 - 2,753
Public corporation of the Puerto Rico government:

Due within one year
- 11,704 11,704

After 5 to 10 years
- 19,276 19,276
Total public corporation of the Puerto Rico government - 30,980 30,980

Affiliate of the Puerto Rico Electric Power Authority:

After 1 to 5 years
- 8,690 8,690
Total Puerto Rico government affiliate - 8,690 8,690
Total Puerto Rico public corporations and government affiliate - 39,670 39,670
Municipalities:

Due within one year
1,017 - 1,017

After 1 to 5 years
53,122 112,624 165,746

After 5 to 10 years
10,313 61,395 71,708

After 10 years
14,870 - 14,870
Total Municipalities 79,322 174,019 253,341
Total Direct

Government Exposure
$ 82,075 $ 213,689 $ 295,764
Also,

as

of

September

30,

2025,

the

outstanding

balance

of

construction

loans

funded

through

conduit

financing

structures

to
support

the

federal

programs

of

Low-Income

Housing

Tax

Credit

(“LIHTC”)

combined

with

other

federal

programs

amounted

to
$78.3 million,

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

September

30,

2025,

the

Corporation

had

$68.4

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

September

30,

2025

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

USVI government
deteriorates

again,

the

U.S.

Congress

or

the

government

of

the

USVI

may

enact

legislation

allowing

for

the

restructuring

of

the
financial

obligations

of

the

USVI

government

entities

or

imposing

a

stay

on

creditor

remedies,

including

by

making

PROMESA
applicable to the USVI.
As of September 30, 2025 and

December 31, 2024, the Corporation

had $125.8 million and $100.4 million,

respectively, in

loans to
USVI public

corporations, of

which $96.2

million and

$68.2 million,

respectively,

were fully

collateralized by

cash balances

held at
the Bank. As of September 30, 2025, all loans were currently performing and up to date on principal and interest payments.

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

ended September

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

30, 2025.
Issuer Purchases of Equity Securities
The

following

table

provides

information

in

relation

to

the

Corporation’s

purchases

of

its

common

stock

during

the

quarter

ended
September

30, 2025.
Period
Total Number of Shares
Purchased

Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs (1)
Approximate Dollar Value
of Shares that May Yet

be
Purchased Under the Plans
or Programs (in
thousands) (1)
July 1, 2025 - July 31, 2025 688,151 $ 21.19 688,151 $ 73,720
August 1, 2025 - August 31, 2025 1,645,218 20.90 1,645,096 39,333
September 1, 2025 - September 30, 2025 53,135 21.84 47,264 38,300
Total 2,386,504
(2) (3)
2,380,511
(1)
As of September

30, 2025, the

Corporation was

authorized to purchase

up to $250

million that could

include repurchases

of common

stock and/or

junior subordinated

debentures under
the program that was

publicly announced on

July 22, 2024.

During the third quarter

of 2025, the

Corporation repurchased approximately

$50.0 million in common

stock. The repurchase
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
(2)
Includes 2,380,511 shares of common stock repurchased

in the open market at an average price of $21.00 for a total purchase price of approximately $50.0 million.
(3)
Includes 5,993 shares

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
104
The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in
Inline XBRL (included within the Exhibit 101 attachments)

SIGNATURES
Pursuant to

the requirements

of the

Securities Exchange

Act of

1934, the

Corporation has

duly caused

this report

to be

signed on

its
behalf by the undersigned hereunto duly authorized:

First BanCorp.
Registrant
Date:

November 7, 2025
By:

/s/ Aurelio Alemán

Aurelio Alemán

President and Chief Executive Officer
Date: November 7, 2025
By:

/s/ Orlando Berges

Orlando Berges

Executive Vice President and Chief Financial Officer