Form 10-K
period 2025-12-31
FIRST BANCORP /PR/
filed 2026-02-27
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
(Mark one)
[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT
OF 1934
For the Fiscal Year Ended
December 31, 2025
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
Yes
☐
No
☑
The aggregate market value of the voting common equity held
by non-affiliates of the registrant as of June 30,
2025 (the last trading day of the registrant’s
most recently completed second
fiscal quarter) was $
3,238,291,527
based on the closing price of $20.83 per share of the registrant’s common stock on the New York
Stock Exchange on June 30, 2025. The registrant had no
nonvoting common equity outstanding as of June 30, 2025.
For the purposes of the foregoing calculation only,
the registrant has defined affiliates to include (a) the executive officers named in
Part III of this Annual Report on Form 10-K; (b) all directors of the registrant; and (c) each shareholder,
including the registrant’s employee benefit
plans but excluding shareholders that file on
Schedule 13G, known to the registrant to be the beneficial owner of 5% or more of the outstanding shares of common stock of the registrant as of June 30, 2025. The registrant’s
response to
this item is not intended to be an admission that any person is an affiliate of the registrant for any purposes other than this response.
Indicate the number of shares outstanding of each of the
registrant’s classes of common stock,
as of the latest practicable date:
156,565,063
shares as of February 20, 2026.
Documents incorporated by reference:
Portions of the definitive proxy statement relating to
the registrant’s annual meeting of stockholders
scheduled to be held on May 6, 2026 are
incorporated by reference in response to Items 10, 11,
12, 13 and 14 of Part III of this Form 10-K.

FIRST BANCORP.
2025 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS
PART
I
Item 1.
Business
5
Item 1A.
Risk Factors
20
Item 1B.
Unresolved Staff Comments
32
Item 1C.
Cybersecurity
32
Item 2.
Properties
34
Item 3.
Legal Proceedings
34
Item 4.
Mine Safety Disclosures
34
PART
II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities
35
Item 6.
[Reserved]
38
Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
39
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
94
Item 8.
Financial Statements and Supplementary Data
95
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
194
Item 9A.
Controls and Procedures
194
Item 9B.
Other Information
194
Item 9C.
Disclosure regarding Foreign Jurisdictions that Prevent Inspections
194
PART
III
Item 10.
Directors, Executive Officers and Corporate Governance
195
Item 11.
Executive Compensation
195
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
195
Item 13.
Certain Relationships and Related Transactions, and Director Independence
195
Item 14.
Principal Accountant Fees and Services
196
PART
IV
Item 15.
Exhibits and Financial Statement Schedules
196
Item 16.
Form 10-K Summary
196
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
●
adverse changes
in general political
and economic
conditions in Puerto
Rico, the U.S.,
and the USVI
and the BVI,
including
in the interest
rate environment, unemployment
rates, market liquidity
and volatility,
trade policies, housing
absorption rates,
real
estate
markets,
and
U.S.
capital
markets,
which
may
affect
funding
sources,
loan
portfolio
performance
and
credit
quality,
market
prices
of
investment
securities,
and
demand
for
the
Corporation’s
products
and
services,
and which
may
reduce the Corporation’s revenues
and earnings and the value of the Corporation’s
assets;
●
the
impact
of
litigation
or
the
threat
of
litigation,
including
any
settlements
or
judgments
against
the
Corporation,
and
the
potential resulting adverse publicity or other reputational harm;
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
Middle East, recent
conflicts in South
America,
the
possible
expansion
of
such
conflicts
in
surrounding
areas
and
potential
geopolitical
consequences,
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
●
the
impacts
of
applicable
legislative,
tax,
or
regulatory
changes
or
changes
in
legislative,
tax,
or
regulatory
priorities,
including
as
a
result
of
the
One
Big
Beautiful
Bill
Act,
signed
into
law
on
July
4,
2025,
the
reduction
in
staffing
at
U.S.
governmental agencies,
the effects of
U.S. federal government
shutdowns and political
impasses, and uncertainties
regarding
the U.S. debt ceiling and federal budget, on the Corporation’s financial condition or performance;
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
for FirstBank. Through
its subsidiaries, including
FirstBank, the Corporation
provides full-service commercial
and
consumer
banking
services,
mortgage
banking
services,
automobile
financing,
insurance
agency
services,
and
other
financial
products and
services in
Puerto Rico,
the U.S.,
the USVI
and the
BVI. As
of December
31, 2025,
the Corporation
had total assets
of
$19.1 billion, including loans held for investment
of $13.1 billion, total deposits of $16.7 billion, and total stockholders’ equity of $2.0
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
properties and
a limited liability
corporation organized
in 2022 under
the laws of
the Commonwealth
of Puerto
Rico and Puerto
Rico
Tax
Incentive
Code
(“Act
60
of
2019”),
which
commenced
operations
in
2023
and
engages
in
qualified
investing
and
lending
transactions. The limited
liability corporation organized
under the laws
of Act 60 of 2019
has one wholly-owned
subsidiary organized
under such laws.
For a
discussion of
certain significant
events that
have occurred
in the
year ended
December 31,
2025, please
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
Note 21 – “Segment Information” to the audited financial statements
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
for
its lending activities.
Commercial
banking
services
include
checking,
savings
and
money
market
accounts,
retail
CDs,
internet
banking
services,
cash
management
services,
remote
deposit
capture,
and
automated
clearing
house
(“ACH”)
transactions.
Loan
products
include
the
traditional commercial and industrial
(“C&I”) and commercial real
estate products, such as lines
of credit, term loans
and construction
loans.
Virgin Islands Operations
The Virgin
Islands Operations
segment consists
of all
banking activities
conducted
by FirstBank
in the
USVI and
BVI, including
consumer and commercial
banking services.
This segment operates
through eight banking
branches serving in
the USVI islands of
St.
Thomas, St. Croix, and
St. John, as well the island
of Tortola
in the BVI. This segment’s
primary business activities include
consumer
and
commercial
lending
and
deposit-taking
activities.
Retail
deposits
gathered
through
each
branch
serve
as
the
primary
funding
sources for the segment’s lending
activities.
CORPORATE SUSTAINABILITY
PROGRAM OVERVIEW
The
Corporation
is
committed
to
supporting
its
clients,
employees,
shareholders
and
communities
it
serves.
Its
Corporate
Sustainability
program,
which
includes
environmental,
social
and
governance
(“ESG”)
matters,
builds
on
its
core
values,
including
being
a socially
responsible
company.
The Corporation
sees effective
ESG management
as a
critical step
towards
a sustainable
and
successful future.
During 2021, the Corporation adopted an ESG framework
to guide its corporate sustainability strategy and governance.
In 2025, the
Corporation
published
its
most
recent
First
Bancorp
Corporate
Sustainability
Report
for
2024
(the
“2024
Report”),
which
provides

disclosure
on
a
wide
range
of
ESG
topics,
including
governance;
business
ethics
and
compliance;
responsible
marketing
and
sales
practices; sustainable and
accessible finance; responsible
banking, including details
as to data
security and cyber
management; people
and culture; community impact; and environmental responsibility.
Sustainability Governance
The
Corporation’s
Board
of
Directors
and
executive
leadership
team
share
responsibilities
relating
to
oversight
of
its
corporate
sustainability
policies
and
practices.
In
February
2022,
the
Corporate
Governance
and
Nominating
Committee
of
the
Board
of
Directors
amended
its
charter
to
include
oversight
responsibility
of
sustainability
matters,
and
it
has
primary
oversight
of
ESG
policies,
practices
and
disclosures.
Nonetheless,
other
committees
of
the
Corporation’s
Board
of
Directors
also
play
a
role
in
ESG
oversight in matters related to risk and cybersecurity management, human capital management, and credit risk management.
As
part
of
the
sustainability
governance
structure
set forth
in
FirstBanCorp.’s
Sustainability
Policy,
which
was
approved
by
the
Corporation’s Board of
Directors in 2022 and subsequently amended,
the responsibility of day-to-day management of
its sustainability
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
objectives,
and
leading
the
annual
reporting
process
on
sustainability-related
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
Employees
As of December 31,
2025, the Corporation and
its subsidiaries had 3,218
regular employees representing
a 3.4% increase in overall
headcount
from December
31, 2024.
The Corporation
had 2,854
employees in
the Puerto
Rico region,
206 employees
in the
Florida
region,
and
158
employees
in
the
Virgin
Islands
region.
As
of
December
31,
2025,
approximately
66%
of
the
total
employee
population and 58% of management positions were women.
Oversight
The Human
Resources Division,
led by
the Human
Resources Director
who reports
directly to
the Corporation’s
Chief Consumer
Officer
and
Corporate
Chief
of
Staff,
manages
all
elements
of
the
Corporation’s
human
capital
programs
and
strategies,
including
talent management, talent acquisition, engagement, learning and development, compensation and benefits.
The
Human
Resources
Division’s
efforts
are
also
overseen
by
the
Corporation’s
Chief
Executive
Officer
(“CEO”)
and
the
executive management team
through regular work-related
interactions. Our leaders focus
on strengthening employee
management and
engagement
and
maximizing
collaboration
between
departments
and
talents
by
promoting
an
open-door
culture
that
stimulates
frequent communication
between employees and
management. This provides
more opportunities to
identify employees’
needs, obtain
feedback
about
their
work-life
experience,
and
act
upon
such
feedback
to
improve
employee
engagement.
In
addition,
the
Corporation’s
Board
of
Directors
and
its
Compensation
and
Benefits
Committee
monitor
and
are
regularly
updated
on
the
Corporation’s human capital management
strategies.

Talent
Management
First BanCorp. is an equal
opportunity employer which considers
qualified candidates for employment
to fill its open positions. We
focus
our
efforts
on attracting
and
retaining
the
best
talent for
the Corporation,
including
college
graduates,
and promoting
internal
mobility. The attraction
and selection process includes:
● Posting vacancies internally and externally;
●
Building employer brand through digital presence, professional events and job fairs, and university partnerships;
●
Collaboration with hiring managers to
ensure accurate role alignment to
accelerate the recruitment process and
attraction of top
candidates with the right fit for the role;
●
A robust management information system to enhance
recruitment effectiveness and provide
candidates with unique experience;
and
●
A robust
on-boarding process
to engage
and support
new employees’
induction process,
including assignment
of a
“FirstPal”
from day one to help with the organizational culture
transition and learning process.
We
believe
that financial
security
is critical
for
our employees.
Our goal
is to
maintain
compensation
levels that
are competitive
with the
market
and comparable
job categories
in similar
organizations.
Our salary
administration
program
is designed
to provide
a
compensation
structure
that
is
consistent
with
our
employees’
level
of
responsibilities
to
attract
the
best
talent
for
each
job
and
commensurately pay for performance.
In
addition
to
base
salaries,
certain
job
positions
are
eligible
to
participate
in
variable
pay
programs
designed
to
align
employee
performance
with
the
Corporation’s
strategic
and
financial
objectives.
The
Corporation
maintains
incentive
programs
for
revenue
generation
and
sales
functions
to
support
business
units.
These
programs
are
reviewed
annually
to
ensure
alignment
with
business
strategies, performance objectives,
and sound risk
management practices. The
Corporation’s Management
Award
Program recognizes
and
rewards outstanding
performance
for exempt
employees who
do not
participate in
other
variable pay
programs. In
addition,
the
Corporation maintains a long-term incentive
plan for top-performing leaders and
employees, as well as identified high-potential
talent,
to
promote
sustained
performance,
leadership
development,
and
long-term
retention.
These
programs
have
fostered
a
stable
and
experienced workforce, reflected in
an average tenure of 11
years as of December 31, 2025.
The Corporation’s
voluntary turnover rate
declined
to
9.59%
in
2025,
compared
to
10.91%
in
2024,
with
turnover
primarily
attributable
to
hourly
employees
in
call
centers,
collections
centers
and
branches.
Turnover
among
high
performers
improved,
decreasing
to
2.4%
in
2025
from
3.6%
for
2024,
underscoring the effectiveness of the Corporation’s
compensation, engagement, and retention strategies.
Talent Development
and Engagement
We
believe
that a
culture of
learning and
development
maximizes the
talent of
human
capital and
is the
foundation for
sustained
business success. Our commitment to employee engagement continues throughout employees’ time with the Corporation.
Our
learning
and
development
program
strives
to
align
with
both
employees’
and
the
organization’s
needs,
offering
online,
in-
person,
and
virtual
training,
as
well
as
development
activities,
special
projects,
and
partial
tuition
reimbursement
to
complete
a
bachelor’s
or
master’s
degree
to
eligible
employees.
The
Learning
and
Development
priorities
cover
five
areas:
Fundamentals,
Governance and Compliance, Technical
and Specialized Development, Professional Development, and Leadership.
In
2025,
we
delivered
more
than
114,000
training
hours
across
more
than
1,800
courses
through
all
learning
modalities.
New
supervisors
completed
programs
focused
on
foundational
supervision,
leadership,
communication,
and
HR
policies,
while
the
leadership
curriculum continued
to strengthen
both technical
and people
-management
skills. The
Leadership
Development program,
which incorporates structured feedback from instructors and peers, has reached
63% of current leaders since its launch.
In
addition
to these
learning opportunities,
we
support professional
development
and
career
growth,
including
the internal
career
advancement,
performance
management
processes,
annual
talent
review,
and
robust
succession
planning.
We
also
encourage
employees to participate in community initiatives, volunteering over
2,800 hours supporting more than 35 organizations in 202
5.

Health & Wellness
First
BanCorp.
provides
comprehensive
health
and
wellness
benefits
designed
to
support
employees’
occupational,
physical,
emotional, and financial well-being.
Benefits include health, dental
and vision insurance offered
through multiple insurance providers,
enabling
employees
to
select
coverage
options
that
best
meet
their
individual
and
family
needs.
The
Corporation
also
offers
an
Employee
Assistance Program
to provide
holistic support
and
resources addressing
a broad
range of
employees’
needs. In
addition,
the Corporation
offers life
insurance and
disability plans,
as well
as a
defined
contribution retirement
plan in
which both
employees
and
the employer
contribute.
For
employees
in
the Puerto
Rico
region,
the
Corporation provides
an additional
true-up
contribution.
The Corporation
further supports employee
wellness through fitness
facilities at its
main offices,
instructor-led wellness sessions,
and
wellness tours that promote healthy lifestyle practices. The Corporation subsidizes a substantial portion of the cost of these benefits.
Work-life
balance remains
a key
priority; therefore,
the Corporation
offers various
paid time-off
benefits, including
vacation, sick
leave,
maternity
and
paternity
leave,
bereavement
leave,
marriage
leave,
personal
days,
and
flexible
work
arrangements,
including
hybrid work arrangements.
The wellness program also includes on-site
occupational medical and nursing health
services, nutrition and
fitness initiatives, health
fairs, vaccination clinics preventive
healthcare activities and targeted
education focused on personal
financial
and
health
literacy.
To
enhance
quality
of
life
and
optimize
workplace
conditions,
the
wellness
program
provides
on-site
musculoskeletal
demonstrations,
tobacco-use prevention
education, discount
programs for
laboratory testing
and consumer
products,
and an emergency donation program to support employees
experiencing catastrophic events.
MARKET AREA AND COMPETITION
The
Corporation
operates
in
highly
competitive
markets
and
is
subject
to
significant
business,
economic
and
competitive
uncertainties
and contingencies.
In particular,
the banking
market
is highly
competitive in
Puerto Rico,
the main
geographic
service
area of
the Corporation.
As of December
31, 2025,
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
SUPERVISION AND REGULATION
The
Corporation
and
FirstBank,
its
bank
subsidiary,
are
subject
to
comprehensive
federal
and
Puerto
Rican
supervision
and
regulation that
govern all aspects
of the Corporation’s
and the Bank’s
activities, including
commercial and
consumer lending, deposit
taking, management,
governance and
other activities.
As part
of this
regulatory framework,
the Corporation
and the
Bank are
subject
to extensive consumer financial protection laws, regulatory, legal, and supervisory requirements, which continue to change in response
to
new
legislative
or
regulatory
actions.
See
Part
I,
Item
1,
“Business–General”
above
for
additional
regulatory
oversight
and
supervision
of
FirstBank
Insurance
Agency.
Future
legislative
or
regulatory
developments
may
increase
the
oversight
of
the
Corporation and the Bank and could materially affect its business.
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

Bank Holding Company Activities and Other Limitations
The Corporation
is registered
as a
bank holding
company under
the Bank
Holding Company
Act of
1956, as
amended (the
“Bank
Holding
Company
Act”),
and
is
subject
to
ongoing
supervision,
regulation,
and
examination
by
the
Federal
Reserve
Board.
In
this
capacity,
the
Corporation
is
required
to
file
periodic
and
annual
reports
as
well
as
other
information
regarding
its
own
business
operations and those of its subsidiaries.
The Bank Holding
Company Act also permits
a bank holding company
to elect to become
a financial holding
company and engage
in a
broader range
of financial
activities. As
a result,
the Corporation
has elected
to be
a financial
holding company
under the
Bank
Holding
Company
Act
and
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
If these
standards are
not met,
the Federal
Reserve Board
may impose
limitations on
the financial
holding company’s activities until
compliance is restored.
Under
federal
law
and
Federal
Reserve
Board
policy,
a
bank
holding
company,
such
as the
Corporation,
is
expected
to
act
as
a
source
of strength
to its
banking
subsidiaries,
including
by providing
capital
and other
support
as necessary.
In the
event
of a
bank
holding company’s
bankruptcy,
any commitment made
by the bank
holding company to
a federal bank
regulatory agency
to maintain
capital
of
a
subsidiary
bank
will
be
assumed
by
the
bankruptcy
trustee
and
accorded
priority
for
payment.
In
addition,
any
capital
loans by
a bank
holding company
to any
of its
subsidiary banks
must be
subordinated in
right of
payment to
deposits and
to certain
other
indebtedness
of such
subsidiary bank.
As of
December
31,
2025,
and the
date hereof,
FirstBank was
and
is the
Corporation’s
sole banking subsidiary.
State-Chartered Non-Member Bank and Banking Laws and
Regulations
in General
FirstBank
is
subject
to
supervision,
regulation,
and
examination
by
the
OCIF,
the
CFPB
and
the
FDIC,
and
is
subject
to
comprehensive
federal
and
state
(including,
for
this
purpose,
the
Commonwealth
of
Puerto
Rico)
regulations
that
regulate,
among
other things,
the scope
of its
businesses, its
investments, its
reserves against
deposits, the
timing and
availability of
deposited funds,
and the nature and amount of collateral required for certain loans.
The
OCIF,
the
CFPB
and
the
FDIC
conduct
periodic
examinations
of
FirstBank
to
assess
its
financial
condition,
ensure
the
maintenance
of
safe
and
sound
banking
practices,
and
evaluate
compliance
with
applicable
statutory
and
regulatory
requirements.
Supervision by
the FDIC
is also
intended for
the protection
of the
Deposit Insurance
Fund (“DIF”)
and depositors.
These regulatory
authorities have discretion in connection with their
supervisory and enforcement activities and examination
policies, including policies
with respect
to the
classification of
assets and
the establishment
of adequate
loan loss
reserves for
regulatory purposes.
Enforcement
actions
include
civil
monetary
penalties,
cease-and-desist
or
removal
orders,
and
injunctive
actions
which
may
be
imposed
for
violations
of
laws
and
regulations,
or
for
unsafe
or
unsound
practices.
Other
actions
or
failure
to
act
may
provide
the
basis
for
enforcement action, including the filing of misleading or untimely reports with regulatory authorities.
Regulatory Capital Requirements
The Corporation
and FirstBank are
each subject to
minimum regulatory
capital requirements imposed
by federal banking
agencies.
These
requirements
are
redesigned
to
align
U.S.
regulatory
capital
requirements
with
international
regulatory
capital
standards
adopted by the Basel Committee on Banking Supervision
(“Basel Committee”), in particular, the
international capital accord known as
“Basel
III.” Under
the
Basel
III
rules,
the
Corporation
must
maintain
certain
minimum
capital
ratios
to
be
considered
adequately
capitalized and to
avoid the regulatory limitations
described above. These
requirements include: (i) a
minimum common equity
Tier 1
Capital
(“CET1”)
ratio
of
4.5%,
plus
a
2.5%
capital
conservation
buffer;
(ii)
a
minimum
Tier
1
capital
ratio
of
6.0%,
plus
a
2.5%
capital conservation
buffer; (iii)
a minimum
Total
capital (Tier
1 plus
Tier
2) ratio
of 8.0%,
plus a
2.5% capital
conservation buffer;
and (iv) a required minimum leverage ratio (Tier
1 capital to average on-balance sheet non-risk adjusted assets) of 4%.
As part of
regulatory relief measures
implemented in
response to the
economic impact of
COVID-19, the
federal banking agencies
issued
an
interim
final
rule
on
March
31,
2020,
providing
the
option
to
temporarily
delay
the
regulatory
capital
effects
of
current
expected credit
losses (“CECL”). This
transition framework provided
for a total
five-year phase-in period,
which ended on
January 1,
2025.
The
Corporation
and
the
Bank
elected
to
utilize
this
transition
option
and,
as
of
January
1,
2025,
have
fully
recognized
the
impact of CECL in their regulatory capital ratios.

The following table presents
the Corporation’s
and FirstBank’s
regulatory capital ratios as
of December 31, 2025,
based on Federal
Reserve and FDIC guidelines:
Banking Subsidiary
First BanCorp. FirstBank
Well-Capitalized
Minimum
As of December 31, 2025
Total capital to risk-weighted
assets
18.01% 17.61% 10.00%
CET1 Capital to risk-weighted assets 16.76% 15.60% 6.50%
Tier 1 capital to risk-weighted assets 16.76% 16.35% 8.00%
Leverage ratio
(1)
11.58% 11.30% 5.00%
_______________
(1) Tier 1 capital to average assets.
Stress-Testing
and Capital Planning Requirements
Federal
regulations
currently
do
not
impose
formal
stress-testing
requirements
on
banking
organizations
with
total
assets
of
less
than $100
billion, such
as the
Corporation
and FirstBank.
Instead, the
capital planning
and risk
management practices
of such
banks
are reviewed through
the regular supervisory
process. Notwithstanding,
the Corporation monitors
its capital consistent
with the safety
and
soundness
expectations
of
the
federal
regulators
and
continues
to
perform
internal
stress
testing
as
part
of
its
annual
capital
planning process.
Dividend Restrictions
The Federal
Reserve Board
generally restricts
bank holding
companies from
paying cash
dividends unless
its net
income available
to
common
shareholders
for
the
past
four
quarters,
net
of dividends
previously
paid
during
that
period,
has
been
sufficient
to
fully
fund the
dividends and
the prospective
rate of
earnings retention
appears to
be consistent
with the
organization’s
capital needs,
asset
quality,
and overall current and prospective
financial condition. Under the
Federal Reserve Board’s
regulatory capital rule (Regulation
Q), a bank holding
company must maintain a capital
conservation buffer of
CET1 capital in an amount
greater than 2.5% of total
risk-
weighted
assets to
avoid
limits
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
Consumer Financial Protection Bureau (“CFPB”)
The
CFPB has
primary
examination
and enforcement
authority
over FirstBank
and other
banks
with assets
exceeding
$10 billion
with respect to consumer financial products and services.
The CFPB supervises “covered
persons” (broadly defined
to include any person
offering or providing
a consumer financial product
or
service
and
any
affiliated
service
provider)
for
compliance
with
federal
consumer
financial
laws,
including
the
Equal
Credit
Opportunity Act,
the Truth
in Lending
Act (“TILA”)
and the
Real Estate
Settlement Procedures
Act (“RESPA”).
The CFPB
also has
authority
to prescribe
rules applicable
to covered
persons and
service providers
in connection
with consumer
financial products
and
services.

Among
other
actions,
the
CFPB
has
issued
mortgage
servicing
regulations
applicable
to
the
Bank,
addressing
consumer
notices
regarding
delinquency,
foreclosure
alternatives,
modification
applications,
interest rate
adjustments
and
options
for avoiding
“force-
placed”
insurance,
as
well
integrated
disclosure
requirements
under
TILA
and
RESPA
applicable
to
mortgage
loan
origination
and
closing.
During
2025,
the
CFPB
finalized
and
advanced
several
significant
regulatory
initiatives
affecting
large
depository
institutions,
including
a
final
rule
substantially
restricting
overdraft
fees
for
institutions
with
more
than
$10
billion
in
assets
and
increased
supervisory focus
on mortgage servicing,
credit reporting
accuracy,
and fee practices
that may cause
tangible human
harm. However,
in May
2025, Congress
nullified the
CFPB’s
overdraft fee
rule pursuant
to the
Congressional Review
Act, and
the rule
will not
take
effect. As a result,
the CFPB is prohibited
from issuing substantially similar overdraft
fee rule absent new statutory
authorization from
Congress.
In
addition,
the
CFPB
finalized
its
Personal
Financial
Data
Rights
(Open
Banking)
rule
in
October
2024;
however,
implementation of that
rule has been stayed
by a federal court
and the CFPB initiated
a new rulemaking
process in 2025 to
reconsider
and potentially revise the framework, creating continued uncertainty regarding compliance timelines.
Since
early
2025,
the
CFPB
has
significantly
reduced
its
enforcement,
supervision,
and
rulemaking
activities,
consistent
with
broader deregulatory
priorities of the
Trump administration.
These developments have
included the withdrawal
or recission of
certain
guidance,
dismissal
of
enforcement
actions,
reduced
examination
activity,
and
proposals
to
substantially
downsize
the
agency
and
limit its funding. While statutory
authority remains unchanged, the scope,
pace, and intensity of CFPB supervision
and regulation may
continue to evolve, and the ultimate impact on covered institutions remains uncertain.
The Volcker
Rule
Section
13
of
the
Bank
Holding
Company
Act,
commonly
known
as
the
Volcker
Rule,
generally
prohibits
a
banking
entity,
including the
Corporation and the
Bank, from engaging
in short-term proprietary
trading of certain
securities, derivatives,
commodity
futures,
and
options
on
these
instruments
for
its
own
account.
The
Volcker
Rule
also
restricts
banking
entities
from
acquiring
or
retaining any ownership in, or acting as sponsor to, a hedge fund or private equity fund (“covered fund”).
The Corporation and
the Bank are not engaged
in “proprietary trading” as
defined in the Volcker
Rule. In addition, the
Corporation
has reviewed its investments and concluded that they are not considered covered funds under the Volcker
Rule.
Community Reinvestment Act
The
CRA
encourages
banks
to
help
meet
the
credit
needs
of
communities
they
serve,
including
low-
and
moderate-income
individuals,
consistent with
the safe
and sound
operation of
the bank.
The CRA
requires the
federal supervisory
agencies, as
part of
the
general
examination
of
supervised
banks,
to
assess
a
bank’s
record
of
meeting
the
credit
needs
of
its
community,
assign
a
performance
rating,
and
consider
the
rating
when
reviewing
certain
applications
such
as
mergers,
branch
establishment,
and
other
activities. A
rating of
less than
“satisfactory” could
result in
the denial
of such
applications. The
CRA also requires
all institutions
to
make
public
disclosure
of
their
CRA
ratings.
FirstBank
received
a
“satisfactory”
CRA
rating
in
its most
recent
examination
by
the
FDIC.
In
October
2023,
the
U.S.
federal
banking
regulatory
agencies
issued
a
final
rule
to
strengthen
and
modernize
their
regulations
implementing the CRA,
originally scheduled
to take effect
on April 1,
2024, with most
of its provisions
applicable beginning
January
1,
2026
and
data
reporting
required
in
2027.
However,
several
banking
industry
groups
filed
a
lawsuit
challenging
the
rule,
and
in
March
2024
a
federal
judge
granted
an
injunction
delaying
its
effective
date.
In
July
2025,
the
FDIC,
Federal
Reserve
Board,
and
OCC announced
their intent
to rescind
the 2023
CRA final
rule and
revert to
the 1995
CRA regulations.
As a
result, banks
currently
remain
subject
to
the
1995
CRA
framework,
and
the
enhanced
requirements
contemplated
by
the
2023
CRA
final
rule
are
not
in
effect.
USA PATRIOT
Act and Other Anti-Money Laundering Requirements
As
a
regulated
depository
institution,
FirstBank
is
subject
to
the
Bank
Secrecy
Act,
which
requires
financial
institutions
to
file
suspicious
activity and
currency transaction
reports that
are designed
to assist
in the
detection
and
prevention of
money laundering,
terrorist financing and other criminal activities. In addition, under Title III of the USA PATRIOT
Act of 2001, all financial institutions
are
required
to
identify
their
customers,
adopt
formal
and
comprehensive
anti-money
laundering
programs,
scrutinize
or
prohibit
certain transactions
of special
concern, and
be prepared
to respond
to inquiries
from U.S.
law enforcement
agencies concerning
their
customers and their transactions.
In
January
2021,
major
legislative
amendments
to
U.S.
anti-money
laundering
requirements
became
effective
through
the
enactment
of
Division
F
of
the
National
Defense
Authorization
Act
for
fiscal
year
2021,
otherwise
known
as
the
Anti-Money
Laundering
Act
of
2020
(the
“AML
Act”).
The
AML
Act
significantly
modernized
the
U.S.
AML
and
counter-terrorist
financing
framework, including the creation of a national database of
corporate beneficial ownership along with significantly
enhanced reporting

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
consumer
information
to
non-
affiliated
third parties,
requires disclosure
of privacy
policies to
consumers and,
in some
circumstances,
allow consumers
to prevent
disclosure of certain personal information to a non-affiliated third party.
The
federal
banking
regulators
regularly
issue
guidance
to
strengthen
cybersecurity
risk
management
standards.
Financial
institutions are expected to maintain multiple lines of
defense and robust risk management processes to
address potential cyber threats.
Management
must
ensure
effective
procedures
to
respond
to
and
recover
operations
after
a
cyber-attack
and
establish
processes
to
restore
data and
business functions
if a
critical service
provider is
impacted. Our
Corporate Information
Security
Program
(“CISP”)
reflects these
requirements
and
outlines
our
overall vision,
direction,
and governance
efforts to
protect
the confidentiality,
integrity,
and availability of customer information and prevent access by unauthorized personnel.
In July
2023, the
SEC adopted
rules requiring
registrants to
disclose material
cybersecurity incidents
and provide
annual reporting
regarding cybersecurity
risk management,
strategy,
and governance.
Registrants must
report cybersecurity
material incidents
on Item
1.05 of Form
8-K within four
business days of
determining materiality,
describing the
incident’s
nature, scope,
and timing, as
well as
its material impact or reasonably likely material impact on the registrant.
The rule also added Regulation S-K Item 106, which requires
disclosure
of the
registrant’s
processes,
if any,
for assessing,
identifying, and
managing material
risks from
cybersecurity
threats, as
well
as
the
material
effects
or
reasonably
likely
material
effects
of
risks
from
cybersecurity
threats
and
previous
cybersecurity
incidents on Item
1C. Cybersecurity to
this Form 10-K.
Item 106 also
requires registrants to
describe the board
of directors’ oversight
of risks
from cybersecurity
threats and
management’s
role and
expertise in
assessing and
managing material
risks from
such threats.
These disclosures are included in Part I, Item 1C. “Cybersecurity”
to this Form 10-K.
Limitations on Transactions with Affiliates
and Insiders
Certain
transactions
between
FDIC-insured
depository
financial
institutions,
such
as
FirstBank,
and
its affiliates
are
governed
by
Sections 23A
and 23B of
the Federal Reserve
Act and Regulation
W of the
Federal Reserve.
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
Executive Compensation
The federal
banking agencies
have adopted
interagency guidance
on incentive-based
compensation arrangements
applicable to
all
banking
organizations
regardless
of
asset
size.
This
guidance
establishes
a
principles-based
framework
designed
to
ensure
that
incentive-based
compensation
arrangements
appropriately
tie
rewards
to
longer-term
performance
and
do
not
undermine
the
safety
and soundness of banking
organizations or create undue
risks to the financial system.
The framework emphasizes
balanced risk-taking
incentives, compatibility
with effective
controls and risk
management, and
strong corporate governance,
and provides for
supervisory
or enforcement action where material deficiencies threaten an institution’s safety and soundness.
In May
2016, the
federal financial
regulators re-proposed
regulations under
Section 956
of the
Dodd-Frank Act
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
As of December 31, 2025, the rule
has
not
been
finalized.
Although
several
federal
banking
agencies
re-proposed
the
rule
in
2024,
the
absence
of
joint
action
by
all
required regulators continues to delay adoption, and the timing and substance of any final rule remain uncertain.
In August 2022,
the SEC introduced
new pay-versus-performance
disclosure rules, which
took effect
in October 2022,
requiring to
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

In
October
2022,
the
FDIC
adopted
a
final
rule,
applicable
to
all
insured
depository
institutions,
to
increase
initial
base
deposit
insurance assessment rate schedules
uniformly by 2 basis points,
beginning in the first quarterly
assessment period of 2023.
The FDIC
designated a
long-term reserve
ratio for
the DIF
of 2%
and has
continued to
maintain that
designation through
2026. The
increase in
assessment rate schedules
was intended to
increase the likelihood
that the reserve ratio
of the DIF would
reach the statutory
minimum
of 1.35% by
the statutory deadline
of September 30,
2028. As of 2025,
the FDIC has reported
that the DIF reserve
ratio has exceeded
the
statutory
minimum
and
remains
below
the
2%
designated
reserve
ratio.
Accordingly,
the
increased
assessment
rate
schedules
remain in effect. Progressively lower assessment rate schedules will take effect if the reserve ratio reaches 2% and again at 2.5%.
In November
2023, the FDIC
issued a final
rule imposing
a special assessment
to recover
estimated losses incurred
by the Deposit
Insurance
Fund
(“DIF”)
resulting
from
the
closures
of
Silicon
Valley
Bank
and
Signature
Bank.
The
assessment
is
being
collected
quarterly
from
certain
insured depository
institutions,
including
the Bank,
beginning
with the
quarter
ending
June 30,
2024.
During
2024, the
Corporation recorded an
additional loss related
to the FDIC
special assessment
to reflect
updated estimates of
its obligation
based
on information
available at
that time,
including
the impact
of the
then-established extended
assessment period
provisions.
On
December
16,
2025, the
FDIC issued
an interim
final rule
amending
the collection
terms of
the special
assessment,
which
included
reducing
the
collection
rate
in
the
eighth
collection
quarter
from
3.36
basis
points
to
2.97
basis
points,
removing
the
previously
established
extended
assessment
period
provisions
and
providing
offsets
to
regular
quarterly
deposit
insurance
assessments
if
aggregate
collections
exceed
actual
losses.
As
of
December
31,
2025,
the
Corporation’s
total
estimated
FDIC
special
assessment
amounted to $6.3 million,
of which $5.5 million has been
paid. The Corporation continues to
monitor the FDIC’s
estimated loss to the
DIF, which
could affect the amount of its accrued liability.
FDIC Insolvency Authority
Under
Puerto
Rico banking
laws, the
OCIF may
appoint
the FDIC
as conservator
or receiver
of a
failed or
failing
FDIC-insured
Puerto Rican bank,
and the FDIA authorizes
the FDIC to accept
such an appointment or
to appoint itself as
conservator or receiver.
In
an insolvency
scenario or
the occurrence
of other
events, the
FDIC has
broad authority
to transfer
or liquidate
the bank’s
assets and
liabilities, pay
out insured
depositors, as
well as
uninsured depositors
and other
creditors to
the extent
of the
closed bank’s
available
assets, administer
the receivership
estate, pay
out estate
claims, and
repudiate or
disaffirm
certain types
of contracts.
In the
event of
any liquidation
or resolution
of an insured
depository institution,
including the
Bank, depositors’ claims
(including those
of the FDIC
as
subrogee
of
insured
depositors)
and
certain
administrative
expenses
have
priority
over
other
general
unsecured
creditors.
Accordingly, if the
Bank were to fail, insured and uninsured depositors, along
with the FDIC, would have priority in payment ahead of
unsecured, non-deposit
creditors, including
the Corporation,
with respect
to any
extensions of
credit they
have made
to such
insured
depository institution.
Activities and Investments
The
principal
activities
of
FDIC-insured,
state-chartered
banks,
such
as
FirstBank,
are
generally
limited
to
those
that
are
permissible for national
banks. Similarly,
under regulations dealing
with equity investments, an
insured state-chartered bank generally
may not directly
or indirectly acquire
or retain any equity
investments of a
type, or in an
amount, that is not
permissible for a national
bank.
Federal Home Loan Bank System
FirstBank is
a member
of the
FHLB system,
a network
of eleven
regional FHLBs
governed and
regulated by
the Federal
Housing
Finance Agency that serve as reserve or credit facilities for member institutions within their assigned regions.
As a member
of FHLB of
New York,
FirstBank is required
to hold shares
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
FHLB may
increase minimum
investment requirements
to meet
regulatory capital
needs, subject
to
the Federal Housing
Finance Agency approval
in certain cases. Because
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
Engaging in
unsafe or
unsound practices
or failing
to comply
with applicable
laws, regulations,
and supervisory
agreements could
subject
the
Corporation,
its
subsidiaries,
and
their
respective
officers,
directors,
and
institution-affiliated
parties
to
the
remedies
described
above,
and
other
sanctions.
In
addition,
the
FDIC may
terminate
a
bank’s
deposit
insurance
upon
finding
that
the
bank’s
financial condition is unsafe or
unsound or that the bank has engaged
in unsafe or unsound practices or has
violated an applicable rule,
regulation, order, or condition enacted
or imposed by the bank’s regulatory
agency.
Regulatory Framework for Leveraged Lending Activities
In December
2025, the
OCC and
the FDIC
rescinded the
Interagency Guidance
on Leveraged
Lending (“2013
Guidance”) and
its
2014
FAQs,
citing
that
the
framework
was
overly
restrictive,
extended
beyond
its
intended
scope,
and
contributed
to
a
shift
of
leveraged
lending
to
nonbank
lenders.
In
addition,
the
2013
Guidance
had
not
been
submitted
to
Congress
as
required
under
the
Congressional
Review
Act.
Following
the
rescission,
banks
are
expected
to
manage
leveraged
lending
activities
under
general
principles for safe
and sound lending,
consistent with broader
commercial credit risk
management standards.
Institutions are expected
to maintain
a defined
risk appetite,
apply a
consistent internal
definition of
leveraged loans,
adhere to
sound underwriting
standards,
monitor
borrower
performance
and
refinancing
risk,
and
conduct
independent
credit
assessments
for
participations.
Examiners
will
continue
to
assess
underwriting,
risk
ratings,
and
reserves
based
on
the
size
and
risk
profile
of
each
bank’s
leveraged
lending
activities. The rescission does not result in immediate changes to Call Report requirements.
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
Banking Law of 1933, as
amended (the “Banking Law”), which governs its corporate
structure, powers, capital and investment requirements,
lending limits, and
the authority of the Commissioner.

The Banking Law requires
every bank to maintain
a legal reserve, which shall
not be less than
20% of its demand
liabilities, except
government deposits (federal,
state and municipal) that
are secured by actual
collateral. The reserve is required
to be composed of
any
of the permitted
securities, or a
combination thereof,
including cash, immediately
collectible items,
and other assets
authorized by the
Commissioner.
Section 17 of the Banking Law,
as amended by Section 8.2 of Regulation No. 9680, permits Puerto
Rico commercial banks to make
loans to
any one
person, firm,
partnership or
corporation in
an aggregate
amount of
up to
15% of
the sum
of: (i) the
bank’s
paid-in
capital;
(ii) the
bank’s
reserve
fund;
(iii) 100%
of
the
bank’s
retained
earnings,
subject
to
certain
limitations;
and
(iv) any
other
components
that
the
Commissioner
may
determine
from
time to
time.
If such
loans
are secured
by collateral
worth
at least
25%
in
excess of the
loan amount,
the aggregate
maximum amount may
reach 33.33%
of the sum
of the bank’s
paid-in capital,
reserve fund,
100%
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
Puerto Rico.
The Banking Law
requires that Puerto
Rico commercial banks prepare
each year a balance
summary of their
operations and submit
such balance
summary
for approval
at a
regular meeting
of stockholders,
together with
an explanatory
report thereon.
The Banking
Law also requires
that at least
10% of the
yearly net income
of a Puerto
Rico commercial bank
be credited annually
to a reserve
fund
until such reserve fund is in an amount equal to the total paid-in-capital of the bank.
The
Banking Law
also provides
that when
a Puerto
Rico commercial
bank’s
expenditures
exceed its
receipts,
the excess
must be
charged
first
to
undistributed
profits
of
the
bank,
then
to
the
reserve
fund,
and,
if
needed,
to
the
capital
account,
and
it
prohibits
declaration of dividends until capital has been restored to its original amount and the reserve fund equals 20% of the original capital.
The
Finance
Board,
composed
of
representatives
from
various
Puerto
Rico
Government
agencies,
instrumentalities
and
public
corporations,
including the
Commissioner,
has the
authority to
regulate the
maximum interest
rates and
finance charges
that may
be
charged
on
loans
to
individuals
and
unincorporated
businesses
in
Puerto
Rico,
but
current
regulations
allow
most
such
rates
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
International Banking Center Regulatory Act of Puerto Rico (“IBE Act 52”)
The business and operations
of FirstBank International Branch
(“FirstBank IBE” or the “IBE
division of FirstBank”)
and FirstBank
Overseas Corporation (the IBE subsidiary of FirstBank)
are subject to supervision and regulation by
the Commissioner. FirstBank IBE
and FirstBank
Overseas Corporation
were established
pursuant to
Puerto Rico Act
52-1989, as
amended, known
as the “International
Banking
Center
Regulatory
Act”
(the
IBE
Act
52).
The
IBE
Act
52
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
Pursuant to the
IBE Act 52 and
the IBE Regulations,
each of FirstBank IBE
and FirstBank Overseas
Corporation must maintain,
in
Puerto
Rico,
books
and
records
of
its
transactions
conducted
in
the
ordinary
course
of
business.
FirstBank
IBE
and
FirstBank
Overseas
Corporation
are
also
required
to
submit
to
the
Commissioner
quarterly
reports
of
their
financial
condition
and
results
of
operations, and are required to comply with the annual audited financial statements requirement.
The IBE Act
52 empowers
the Commissioner
to revoke
or suspend, after
notice and hearing,
a license issued
thereunder if,
among
other things, the IBE fails to
comply with the IBE Act 52, the IBE
Regulations or the terms of its license,
or if the Commissioner finds
that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest.
On February
16, 2024,
the Governor
of Puerto
Rico approved
Act 45
of 2024
which amended
the IBE
Act 52. These
amendments
became
effective
on
May
15,
2024,
and,
among
other
things,
increased
the
annual
license
fee
paid
by
the
IBEs
to
OCIF
from
$5
thousand to $25 thousand and amended
certain other compliance matters, including
a minimum employment requirement of eight
full-
time
employees.
The amendments
also
established
updated
prudential
standards,
such
as higher
minimum
paid-in
capital, enhanced
custody
and
asset-quality rules,
and
a phased
increase in
required
unencumbered
assets for
existing
IBEs, from
$0.5 million
for
the
2024-2025
compliance
period
to
$1.5
million
by
2027–2028,
while
newly
organized
entities
must
maintain
at
least
$1
million
in
unencumbered assets.

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
A
subsidiary
may
realize
a
tax benefit
from
a
net
operating
loss (“NOL”)
only
if
it
can generate
sufficient
taxable
income
within
the
applicable NOL
carryforward period.
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
Corporate Sustainability Reports
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
of operations,
financial
condition,
liquidity,
and
capital
position,
and
could
cause
actual
results
to
differ
materially
from
those
projected
in
any
forward-looking statements. Additional
risks and uncertainties not currently
known to the Corporation or
deemed immaterial may also
materially adversely affect
the Corporation. Thus,
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
Net
interest
income
represents
the
difference
between
the
interest
earned
on
interest-earning
assets
and
interest
paid
on
interest-
bearing liabilities.
Because assets
and liabilities
may reprice
at different
times and
by different
amounts, changes
in interest
rates can
materially affect
net interest income
and net interest
margin. Prolonged
periods of
lower interest rates
generally compress
net interest
margin and reduce profitability.
Higher interest rates can increase
borrowing costs for consumers
and businesses, reduce loan
demand,
and
shift customer
behavior
among
deposit products,
which
can negatively
affect
loan
growth,
deposit retention,
funding costs,
and
liquidity.
Competitive pressures
to attract
deposits may
increase reliance
on higher-cost
funding, including
wholesale funding,
which
could
further
compress
net
interest margin.
Interest
rates
are
influenced
by
factors
beyond
our
control,
including
general
economic
conditions, inflationary
trends, changes
in government spending
and debt issuances
and monetary policy
actions of governmental
and
regulatory agencies, including the Federal Reserve Board.
Additionally,
basis
risk
may
adversely
affect
net
interest
income.
Basis
risk
arises
when
interest
rates
for
different
financial
instruments
with
similar
maturities,
or
the
indices
used
to
price
them,
change
at
different
times
or
by
different
magnitudes.
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
Net interest income may be affected by
prepayments on MBS. Generally,
when rates rise, prepayments of principal and
interest will
decrease, and
the duration
of MBS
securities will
increase and
vice versa.
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

December 31,
2025, the
Corporation’s
total estimated
FDIC special
assessment amounted
to $6.3
million, of
which $5.5
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
The Corporation’s credit quality
and the value of the portfolio of Puerto Rico government securities have been, and in the future
may
be,
adversely
affected
by
Puerto
Rico’s
economic
condition,
and
may
be
affected
by
actions
taken
by
the
Puerto
Rico
government or the PROMESA oversight board to address the ongoing fiscal and economic challenges in Puerto Rico.
A
significant
portion
of
our
business
activities
and
credit
exposure
is
concentrated
in
Puerto
Rico,
which
has
faced
prolonged
economic
and
fiscal
challenges.
Although
the
Puerto
Rico
Planning
Board
(“PRPB”)
reported
in
its
preliminary
estimates
that
real
gross national product (“GNP”)
grew 0.4% in fiscal year
2025, marking the fifth consecutive
year of positive economic growth,
future
economic prospects remain uncertain. However,
according to the PROMESA oversight board, the fiscal year 2026 budget prepares the
Puerto Rico government for potential further declines in federal funding over the fiscal year that began on July 1, 2025.
As of December 31,
2025,
the Corporation had $297.8
million of direct exposure
to the Puerto Rico government,
its municipalities
and public corporations. As of December 31, 2025, approximately
$211.3 million of the exposure
consisted of loans and obligations of
municipalities in Puerto
Rico that are
supported by assigned
property tax revenues
and for which,
in most cases, the
good faith, credit
and unlimited taxing
power of the applicable
municipality have been
pledged to their
repayment, and $42.2
million consisted of loans
and obligations which
are supported by one
or more specific sources
of municipal revenues. The
municipalities are required
by law to
levy
special
property
taxes
in
such
amounts
as
are
required
for
the
payment
of
all
of
their
respective
general
obligation
bonds
and
notes. In
addition to
municipalities, the
total direct
exposure also
included $8.7
million in
a loan
extended to
an affiliate
of PREPA,
$32.9
million
in
loans
to
a
public
corporation
of
the
Puerto
Rico
government,
and
an
obligation
of
the
Puerto
Rico
government,
specifically
a
residential
pass-through
MBS issued
by
the PR
Housing
Finance
Authority
(“PRHFA”),
at
an
amortized
cost
of
$2.7
million as part of its available-for-sale debt securities portfolio (fair value of $1.6 million as of December 31, 2025).
Also,
as
of
December
31,
2025,
the
outstanding
balance
of
construction
loans
funded
through
conduit
financing
structures
to
support the
federal programs
of Low-Income
Housing Tax
Credit (“LIHTC”)
combined with
Community Development
Block Grant-
Disaster Recovery (“CDBG-DR”) funding
amounted to $92.4 million. The main
objective of these programs is to
spur development in
new or rehabilitated and affordable
rental housing. PRHFA,
as program subrecipient and conduct
issuer, issues tax-exempt
obligations
which
are
acquired
by
private
financial
institutions
and
are
required
to
co-underwrite
with
PRHFA
a
mirror
construction
loan
agreement for the specific project
loan to which the Corporation will
serve as ultimate lender,
but where the PRHFA
will be the lender
of
record.
In
addition,
as
of
December
31,
2025,
the
Corporation
had
$67.1
million
in
exposure
to
residential
mortgage
loans
guaranteed by the PRHFA.
The Corporation operates in various jurisdictions highly dependent on federal funding programs. On January 27, 2025, the Office of
Management
and
Budget
(“OMB”)
issued
Memorandum
M-25-13
entitled
“Temporary
Pause
of
Agency
Grant,
Loan,
and
Other
Financial Assistance
Programs.” The
Memo directed
every federal
agency to
“temporarily pause all
activities related
to obligation
or
disbursement
of
all
federal
financial
assistance,
and
other
relevant
agency
activities
that
may
be
implicated
by
executive
orders,
including, but not
limited to, financial
assistance for foreign
aid, nongovernmental organizations,
DEI, woke gender
ideology,
and the
green
new
deal.”
Lawsuits
challenging
the
pause
were
immediately
filed
and
on
January
28,
2025,
the
U.S.
District
Court
for
the
District of
Columbia
enjoined
the
Trump
administration
from
implementing
OMB Memorandum
M-25-13
for
disbursements
under
open
awards.
On
January
29,
2025,
OMB
rescinded
the
Memo,
however,
the
administration
has
continued
to
pursue
agency-by-
agency
reviews
of
federal
financial
assistance
programs
and
to
implement
targeted
funding
pauses,
terminations,
or
additional
compliance requirements
consistent with
its policy
priorities, subject
to applicable
legal constraints. It
remains uncertain
whether the
administration will
issue new
directives, executive
orders, or
guidance affecting
federal grants,
loans, or
other financial
assistance in
the future,
or how
courts may
rule on
ongoing or
future challenges;
however,
any such
action by
the administration
or ruling
by the
courts that limit such grants or financial assistance could have a negative effect on our business.
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
As of
December 31,
2025 and
2024, the
Corporation had
$138.7 million
and
$100.4
million, respectively,
in loans
to USVI
public corporations,
all of
which were
performing as
of that
date. However,
ongoing
fiscal and
economic
challenges in
the USVI
may
deteriorate
the overall
financial
and economic
conditions
in the
area, which
could
negatively affect the Corporation’s
asset quality, credit performance
and overall financial condition.
We are subject to ESG risks that
could adversely affect our reputation and the market price of our securities.
Although
the
current
U.S.
presidential
administration
and
federal
regulatory
agencies
have,
in
recent
years,
reduced
or
paused
certain
ESG-related
regulatory
initiatives,
including
the
SEC’s
decision
in
2025
to
withdraw
its
defense
of
federal
climate-related
disclosures, stakeholder expectations regarding ESG matters
are not uniform. Both opponents and proponents of ESG-related practices
have increasingly
engaged in legislative,
regulatory,
litigation, and public
advocacy efforts
to advance
their respective pos
itions. As a
result, the
ESG regulatory
and political
landscape has
become more
complex and
less predictable.
Failure to
adapt to or
comply with
regulatory
requirements
or
investor
or
stakeholder
expectations
and
standards
could
negatively
impact
our
reputation,
ability
to
do
business with certain partners, and our stock price.
For example, we
may be exposed to
negative publicity based
on the identity and
activities of those to
whom we lend or with
whom
we
otherwise
do
business,
and
on
the
public’s
view
of
the
ESG-related
approach
and
performance
of
our
customers
and
business
partners.
Such negative
publicity
may
arise
from
adverse
coverage
in
traditional media
or
may
spread
rapidly through
social
media
and other digital platforms.
If we were to become
the subject of such
negative publicity,
our relationships and reputation
with existing
and prospective
customers and third
parties with which
we do business
could be damaged,
which could have
an adverse effect
on our
ability to attract and retain
customers and employees and
could have a negative impact on
our business, financial condition
and results
of operations.
In addition,
we may
face criticism
from
ESG detractors
regarding
the scope,
nature, or
perceived
impact of
our
ESG
initiatives or policies,
or in response to
any revisions or enhancements
to these initiatives. We
could also be
subject to adverse
actions
or responses by
governmental actors (such
as anti-ESG legislation
or retaliatory legislative
treatment) or consumers
(through boycotts
or negative publicity campaigns) that could adversely affect our reputation, results of operations and financial condition.
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
ongoing
conflict
in
Ukraine,
the
conflict
in
the
Middle
East,
recent
conflicts in South America,
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
Corporation’s
business
and
results of operations.
Concerns
regarding
the
long-term
effects
of
climate
change
have
led,
and
are
expected
to
continue
to
lead,
to
increased
governmental
efforts
worldwide
aimed
at
mitigating
climate-related
risks.
In
addition,
consumers
and
businesses
may
voluntarily
modify their
behavior, business
practices, and
investment decisions in
response to
these concerns. As
a result, the
Corporation and
its
customers
may
be
required
to
adapt
to
new
laws
and
regulations,
and
shifts
in
consumer
and
business
preferences
associated
with
climate
change.
These
developments
may
result
in
increased
costs,
asset value
reductions,
and
changes
to
operating
processes.
The
impact on
our customers
will likely
vary depending
on their
specific attributes,
including reliance
on our
role in
fossil fuel
activities.
The Corporation
may face
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
$6.5 billion
as of
December 31,
2025.
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
Deterioration
of
the
value
of
real
estate
collateral
securing
our
construction
and
commercial
loan
portfolios,
whether
located
in
Puerto Rico
or elsewhere,
would result
in increased
credit losses.
Whether the
collateral that
underlies our
loans is
located in
Puerto
Rico, the USVI,
the BVI, or the
U.S. mainland, the performance
of our loan portfolio
and the collateral value
backing the transactions
are dependent upon the performance
of, and conditions within, each
specific real estate market. As
of December 31, 2025, $2.8
billion
of our commercial and construction loan portfolio held for investment, or 21% of the total loan portfolio held for investment, consisted of commercial mortgage and construction loans, of which $1.9 billion was in the Puerto Rico region.
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
and results of operations.
Labor shortages, challenges
in attracting and retaining
qualified personnel, and
constraints in the supply
chain could adversely
affect our clients’ operations as well as our business and operations.
Widespread labor
shortages across Puerto
Rico, the United
States, the Virgin
Islands, and other
markets have affected
many of
our
commercial
clients, contributing
to operational
disruptions,
supply
chain
constraints,
reduced
cash flow,
and
potential difficulties
in
meeting
loan
obligations.
These
labor
market
pressures
also
affect
the
Corporation’s
own
operations.
Competition
for
skilled
and
experienced
personnel
remains
intense,
and
rising
wages,
driven
in
part
by
inflation
and
heightened
employee
expectations,
may
increase our cost
structure and contribute
to higher turnover.
As a result, the
Corporation may face prolonged
vacancies, challenges in
attracting and
retaining qualified
employees, and
potential impacts
on service
levels. If these
conditions persist,
they could
materially
and adversely affect the Corporation’s
operations, competitive position, and overall financial results.
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
FirstBank
relies
primarily
on
customer
deposits,
the
issuance
of
brokered
CDs,
and
advances
from
the
FHLB
of
New
York
to
maintain its lending
activities and to replace
certain maturing liabilities.
As of December 31,
2025, we had $593.6
million in brokered
CDs outstanding, representing approximately 4% of
our total deposits. Approximately $394.0 million, or 66%
in brokered CDs mature

over the twelve months
ending December 31, 2025, and
the average remaining term to
maturity of the brokered CDs outstanding
as of
December 31, 2025
was approximately 1.0
year. None
of these brokered
CDs are callable at
the Corporation’s
option. In addition,
the
Corporation had
$290.0 million
of long-term
FHLB advances
outstanding as
of December
31, 2025,
with an
average remaining
term
to maturity of 1.36 years.
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
$4.2 million to $114.1
million as of December
31, 2025, or 4%,
from $118.3
million
as of
December
31,
2024,
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
lead to
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
We
review
goodwill
for
impairment
annually
and
assess
other
intangible
assets
whenever
events
or
changes
in
circumstances
indicate that their
carrying amount may
not be recoverable. If
goodwill or other
intangibles are determined
to be impaired, we
may be
required
to record
a charge
to earnings.
Impairment risk
factors include
deterioration
in financial
performance
of the
reporting unit,
declining
market valuation
of the
Corporation or
comparable institutions,
and adverse
economic conditions
impacting expected
cash
flows. During
the fourth
quarter of
2025, a
qualitative goodwill
impairment analysis
determined that
it was more
-likely-than-not that
the fair value of our reporting units exceeded their carrying value; therefore, no goodwill impairment was recorded.
As
of
December
31,
2025,
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
As of
December
31,
2025,
the Corporation
had
a net
deferred
tax asset
of
$149.0
million
(net of
a
valuation
allowance
of $75.0
million,
of
which
$72.2
million
was
related
to
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
Corporation assesses
deferred
tax assets
to determine
the amount
that is
more-likely-than-
not
to
be
realized.
Valuation
allowances
are
established,
when
necessary,
to
reduce
deferred
tax
assets
to
such
amount.
Due
to
significant
estimates
utilized
in determining
the valuation
allowance
and
the potential
for changes
in facts
and circumstances
in
the
future, the
Corporation may
not be able
to reverse
the remaining
valuation allowance
or may
need to increase
its current
deferred tax
asset valuation allowance.
The
Corporation’s
judgments
regarding
tax
accounting
policies
and
the
resolution
of
potential
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
The
utilization
of
our
NOL
carryforwards
is
subject
to
significant
judgment
and
depends
on
future
taxable
income
and
the
continued
applicability
of
current
tax
laws.
Although
we
reversed
a
portion
of
our
valuation
allowance
in
2025
following
the
enactment of
Act 65-2025,
future changes
in tax
laws or
sustained losses
at the
holding company
or pass-through
entity level,
could
limit
our
ability
to
utilize
these
NOLs,
require
the
reestablishment
of
a
valuation
allowance,
or
result
in
the
expiration
of
unused
NOLs.
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
Our
business
is
highly
dependent
on
the
security,
reliability,
and
effectiveness
of
our
technology
infrastructure
and
data
management
systems,
as
well
as
those
of
our
customers,
vendors,
and
other
third
parties.
Employees,
customers,
and
other
third
parties
increasingly
access
our
systems
and
services
through
personal
or
external
devices
and
networks
that
are
outside
our
direct
control
and
subject
to
their
own
cybersecurity
risks.
Our
business
relies
on
effective
access
controls
and
the
secure
collection,
processing,
transmission,
storage
and
retrieval
of
confidential,
proprietary,
personal
and
other
information
across
our
systems
and
those of third parties.
Cybersecurity
risks
facing
financial
institutions
have
increased
significantly
due
to
the
growing
sophistication
and
frequency
of
cyber
threats,
as
well
as
our
continued
expansion
of
digital
and
online
services.
These
risks
may
arise
from
deliberate
attacks,
misconduct, human
error, or
system failures.
Cyber incidents,
such as
malware infections,
phishing attacks,
denial-of-service attacks,
ransomware, or other
security breaches, could
result in unauthorized
access to or
loss, misuse, or
destruction of sensitive
information,
damages to systems, disruption of operations, or impairment of customer access to our services.
While
we
maintain
a
CISP
that
continuously
monitors
cyber-related
risks
and
ultimately
ensures
protection
for
the
processing,
transmission,
and
storage
of
confidential,
proprietary,
and
other
information
in
our
computer
systems
and
networks,
as
well
as
a
Vendor
Management
Program
to
oversee
third
party
and
vendor
risks,
there
is
no
guarantee
that
we
will
not
be
exposed
to
or
be
affected by a cybersecurity incident.

Cyber threats are rapidly
changing, and future attacks or
breaches could lead to
other security breaches of
the networks, systems, or
devices that
our customers
use to
access our
integrated products
and services,
which, in
turn, could
result in
unauthorized disclosure,
release, gathering,
monitoring, misuse,
loss or
destruction of
confidential, proprietary,
and other
information (including
account data
information) or
data security
compromises. As
cyber threats
continue to
evolve, we
may be
required to
expend significant
additional
resources
to
modify
or
enhance
our
protective
measures,
investigate,
and
remediate
any
information
security
vulnerabilities
or
incidents
and
develop
our
capabilities
to
respond
and
recover.
The
scope
and
impact
of
a
particular
cyberattack
may
not
be
immediately
clear,
which
could
delay
remediation
efforts
and
limit
our
ability
to
provide
complete
and
accurate
information
to
customers, third-party vendors, regulators, and the public.
A successful penetration or circumvention of our system security, or the systems of our customers, suppliers, and other third parties, could cause us serious
negative consequences, including significant
operational, reputational, legal, and
regulatory costs and concerns.
Any of these adverse consequences could adversely impact
our results of operations, liquidity,
and financial condition. In addition, our
insurance policies may be insufficient to cover all losses associated with a significant cybersecurity incident, may become more
costly,
or may
be unavailable
on economically
reasonable terms
in the future
or at all
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
Operational
risk is
inherent
in our
business and
extends
beyond
our internal
operations due
to our
reliance
on third-party
service
providers.
Our
performance
depends
on
the
effectiveness,
reliability,
and
security
of
our
operational
and
technology
infrastructure,
including
computer
systems,
data
management,
transaction
processing,
information
security,
online
and
mobile
banking
platforms,
and
network connectivity,
as well
as those
of third
parties that
support
critical business
functions.
Failures or
disruptions
caused
by
human error,
misconduct, system
defects, cyber
incidents, or third-party
performance issues could
expose us to
operational, financial,
and reputational risk.
Our ability
to implement safeguards,
controls, and backup
systems with respect
to third-party
systems is more
limited than for
our
own.
Our systems
or those
of our
service providers
may
be damaged,
disrupted,
or rendered
unavailable
as a
result
of a
number
of
factors, including
events that
are wholly
or partially
beyond our
control. In
certain circumstances,
we may
need to
take our
systems
offline.
While backup
systems are
utilized, they
may not
operate at
the same
speed or
capacity as
primary systems
and temporary
or
permanent loss of data could occur.
We
frequently
update our
systems to
support our
business needs,
growth, and
regulatory compliance,
and to
respond to
evolving
cybersecurity
threats. These
efforts
may
involve
significant
costs and
risks
associated
with
system
implementation,
and
integration,
and
may
result
in
potential
business
interruptions.
Operational
failures
or
significant
disruptions
could
adversely
impact
our
operations,
liquidity,
and
financial
condition,
as
well
as
cause
reputational
harm.
In
addition,
our
insurance
coverage
may
be
insufficient to fully cover losses resulting from a major interruption.
We
must respond
to
rapid
technological
changes,
and these
changes
may
be
more difficult
or
expensive
than
anticipated.
We
may also be negatively
affected if we fail
to identify and address
operational risks associated
with the introduction of
or changes to
products and services, or if we fail to respond to emerging technologies that seek to displace traditional financial services.
Like
most
financial
institutions,
FirstBank
significantly
depends
on
technology
to
deliver
its
products
and
other
services
and
to
otherwise conduct
business. To
remain technologically
competitive and
operationally efficient,
FirstBank invests
in system
upgrades,
new technological
solutions, and
other technological
initiatives. Competitors
may introduce
new products,
services, or
platforms that
leverage emerging technologies or
new industry standards. If we are
unable to timely adopt, develop, or
integrate new technologies, or
if our existing systems and
offerings become obsolete, we
may lose current and future customers,
which could have a material adverse
effect on our business, financial condition
and results of operations. The financial services industry
is changing rapidly and, in order to
remain
competitive,
we
must
continue
to
enhance
and
improve
the
functionality
and
features
of
our
products,
services
and
technologies. These changes may be more difficult or expensive to implement than we anticipate.
We
may
not
be
able
to
effectively
implement
new
technology-driven
products
and
services
or
be
successful
in
marketing
these
products and
services to our
customers. Failure to
effectively respond
to technological change
in the financial
services industry
could
have a material adverse effect on our business, financial condition, and results of operations.
Advances
in
artificial
intelligence,
digital
platforms,
and
automated
advisory
tools
are
enabling
non-bank
competitors
to
offer
services traditionally provided by banks, including personal financial guidance, payments, and wealth management, often at lower cost
and
with
greater
speed
or
convenience.
Similarly,
distributed
ledger
and
blockchain-based
technologies
may
enhance
transaction
efficiency
and
security,
but
over
time
could
reduce
the
role
of
banks
as
secure
deposit-keepers
and
intermediaries.
The
continued
adoption of these and other emerging technologies could materially and adversely affect our business and results of operations.

The Corporation is subject
to stringent and changing
privacy laws, regulations,
and standards as well
as policies, contracts, and
other
obligations
related
to
data
privacy
and
security.
Our
failure
to
comply
with
privacy
laws and
regulations,
as
well as
other
legal obligations, could have a material adverse effect on our business.
State,
federal,
and
foreign
governments
are
increasingly
enacting
laws
and
regulations
governing
the
collection,
use,
retention,
sharing, transfer,
and security
of personally
identifiable information
and data.
A variety
of federal,
state, local,
and foreign
laws and
regulations,
orders,
rules,
codes,
regulatory
guidance,
and
certain
industry
standards
regarding
privacy,
data
protection,
consumer
protection,
information
security,
and
the
processing
of
personal
information
and
other
data
apply
to
our
business.
State
laws
are
changing
rapidly,
and
new
legislation
proposed
or
enacted
in
a
number
of
other
states
imposes,
or
has
the
potential
to
impose,
additional obligations
on companies
that process
confidential, sensitive
and personal
information, and
will continue
to shape
the data
privacy
environment
nationally.
The U.S.
federal
government
is also
focused
on privacy
matters. Any
failure
by us
or our
business
partners
to
comply
with
applicable
laws,
rules,
and
regulations
could
result
in
investigations
or
actions
against
us
by
governmental
entities,
private
claims
and
litigation,
fines,
penalties
or
other
liabilities.
Such
outcomes
could
increase
our
expenses,
expose
us
to
liabilities, and harm
our reputation,
and have
a material adverse
effect on
our business. While
we aim to
comply with
applicable data
protection
laws
and
obligations
in
all
material
respects,
there
is
no
assurance
that
we
will
not
be
subject
to
claims
that
we
have
violated such
laws and
obligations, will
be able
to successfully
defend against
such claims,
or will
not be
subject to
significant fines
and
penalties
in
the
event
of
non-compliance.
Additionally,
to
the
extent
multiple
state-level
laws
are
introduced
in
the
U.S.
with
inconsistent or
conflicting
standards and
there is
no federal
law to
preempt such
laws, compliance
with such
laws could
be difficult
and costly, or impossible, to
achieve, and we could be subject to fines and penalties in the event of non
-compliance.
In
addition,
the
U.S.
regulatory
environment
for
financial
services
remains
subject
to
change.
Legislative,
regulatory,
or
administrative actions may result
in amendments to existing
banking and consumer protection
laws, modifications to prior
rulemaking
or
guidance,
or
changes
to
the
structure,
authority,
or
enforcement
priorities
of
federal
regulatory
agencies.
The
scope,
timing,
and
impact of any such changes are uncertain.
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
depositor at
same
depository institution). The
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
is currently subject
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
well-capitalized
capital
ratios as
of December
31, 2025,
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
general
economic
conditions,
our
earnings
and
growth
are
significantly
influenced
by
the
monetary
policies
and
regulatory actions of
the Federal Reserve
Board. An important
function of the
Federal Reserve Board
is to regulate
the money supply
and
credit
conditions.
The
Federal
Reserve
Board
implements
policy
through
various
tools,
including
open
market
operations,
adjustments to the federal funds
and discount rates, and changes
in reserve requirements for bank
deposits. These instruments are
used
in
varying
combinations
to
influence
overall
economic
growth
and
the
distribution
of
credit,
bank
loans,
investments
and
deposits.
Their use also affects interest rates charged on
loans or paid on deposits.
Changes
in
monetary
policies
and
regulatory
actions
of
the
Federal
Reserve
Board
have
had,
and
may
continue
to
have,
a
significant
impact
on the
operating results
of commercial
banks.
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
Act,
and
other
fair
lending
laws
and
regulations impose
nondiscriminatory lending
requirements on financial
institutions. These laws
are enforced
by the U.S.
Department
of Justice and
other federal agencies
A successful regulatory
challenge related to
our compliance with
these requirements could
result
in
a
wide
variety
of
sanctions,
including
damages
and
civil
money
penalties,
injunctive
relief,
and
restrictions
on
mergers
and
acquisitions,
expansion,
or
entry
into
new
business
lines.
Private
parties
may
also
have
the
ability
to
challenge
an
institution’s
performance
under
fair
lending
laws
in
private
class
action
litigation.
Such
actions
could
have
a
material
adverse
effect
on
our
business, financial condition, and results of operations.
We
face
a
risk
of
noncompliance
and
enforcement
action
related
to
the
Bank
Secrecy
Act
and
other
anti-money
laundering
statutes and regulations.
The Bank
Secrecy Act,
the USA PATRIOT
Act, and
related regulations
require us
to maintain
an effective
anti-money laundering
program
and
file
suspicious
activity
and
currency
transaction
reports
as
appropriate,
among
other
duties.
Enforcement
agencies,
including
the
Financial
Crimes
Enforcement
Network,
federal
banking
regulators,
and
the
U.S.
Department
of
Justice,
have
significantly increased coordination and enforcement activity in this area. We are
also subject to increased scrutiny of compliance with
economic and trade
sanctions administered by
OFAC. If
our AML, sanctions, or
related compliance programs
are deemed inadequate,
we could be
subject to liability,
including fines
and regulatory
actions, which
may include restrictions
on our
ability to pay
dividends
and the
necessity to
obtain regulatory
approvals to
proceed with
certain aspects
of our
business plan,
including our
acquisition plans.
Any such outcome could materially and adversely affect our business, financial condition, and results of operations.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
The Corporation recognizes
the significance of cybersecurity
in the financial
industry and the potential
risks associated, such
as the
risks arising from
the loss of confidentiality,
integrity,
or availability of
information systems.
The Corporation’s
processes to identify,
assess,
and
monitor
material
risks
from
cybersecurity
threats
are
part
of
its
Enterprise
Risk
Management
(“ERM”)
Program,
under
which
the
Corporation
has
implemented
a
comprehensive
Corporate
Information
Security
Program
(“CISP”).
Cybersecurity
risk
is
managed as
part of
the overall
information technology
risk, under
the direction
of the
Corporate Security
Office (“CSO”)
led by
the
Chief Information Security Officer (“CISO”) who ultimately
reports to the Chief Operating Officer (“COO”).
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
2025.
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
CSO
oversees
the
CISP,
its
development,
and
any
applicable
updates
in
response
to
changes
in
operations
and
other
circumstances,
and reports
on a
quarterly basis
to the
IT Steering
Committee
and to
the Board’s
Risk Committee.
The Security
and
Facilities
Management
Director,
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

Item 2. Properties
As of December 31, 2025, First BanCorp. has ownership in the following principal buildings:
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
23
–
“Regulatory
Matters,
Commitments
and
Contingencies”
to
the
audited
consolidated
financial
statements included in Part II, Item 8 of this Form 10-K, which is incorporated herein by reference.
Item 4. Mine Safety Disclosure.
Not applicable.

PART
II
Item 5. Market for Registrant’s Common Equity and Related
Stockholder Matters and Issuer Purchases of Equity Securities
INFORMATION ABOUT
MARKET AND HOLDERS
The Corporation’s
common stock
is traded
on the
New York
Stock Exchange
(“NYSE”) under
the symbol
FBP.
On February
20,
2026, there
were 430 holders
of record
of the Corporation’s
common stock,
not including
beneficial owners
whose shares are
held in
the name of brokers or other nominees.
As
of
December 31,
2025
and
2024,
the
Corporation
had
67,044,120
and
59,794,239
shares
held
as
treasury
stock, respectively.
Refer to
“Stock Repurchases”
for more
information on
common stock
repurchases during
the fourth
quarter of
2025 held
as treasury
stock.
DIVIDENDS
Since November 2018,
the Corporation has
made quarterly cash
dividend payments on
its shares of common
stock. On January
26,
2026, the Corporation announced that its Board of
Directors had declared a quarterly cash dividend
of $0.20 per common share, which
represents
an
increase
of
$0.02
per
common
share,
or
an
11%
increase,
compared
to
its
most
recent
quarterly
dividend
paid
in
December
12, 2025.
The dividend
is payable
on March
13, 2026
to shareholders
of record
at the
close of
business on
February
26,
2026. The
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

STOCK REPURCHASES
Since April 2021, the Corporation’s
Board of Directors has announced repurchase program
authorizations totaling up to $1.3 billion
of
the
Corporation’s
outstanding
stock
and/or
junior
subordinated
debentures.
During
2025,
the
Corporation
repurchased
7,674,399
shares of
its common
stock at
an average
price of
$19.55 for
a total
cost of
$150.0 million,
of which
7,085,582 million
shares for
a
total
cost
of
$138.3
million, were
associated
with
the
remaining
amount of
the 202
4
capital plan
authorization
of $250
million
and
588,817 million
shares, for a
total cost of
$11.7
million, were associated
with the 202
5
capital plan
authorization of
$200 million. As
of
December
31,
2025,
the
Corporation
has
remaining
authorization
to
repurchase
approximately
$188.3
million
of common
stock.
The amount
and timing
of stock
repurchases will
be based
on various
factors, including
our capital
requirements,
market conditions
(including the trading price of our stock), and regulatory and legal considerations.
The
following
table
provides
information
in
relation
to
the
Corporation’s
purchases
of
shares
of
its
common
stock
during
the
quarter ended December 31, 2025.
Period
Total Number of
Shares Purchased
Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs (1)
Approximate Dollar Value of
Shares That May Yet
be
Purchased Under The Plans or
Programs (in thousands) (1)
October 1, 2025 - October 31, 2025 899,888 $ 19.77 899,500 $ 220,514
November 1, 2025 - November 30, 2025 1,616,090 19.93 1,616,090 188,300
December 1, 2025 - December 31, 2025 - - - 188,300
Total 2,515,978
(2)
2,515,590
(1)
As of December
31, 2025, the Corporation
was authorized to purchase
up to $200 million
of the Corporation’s
common stock under
the 2025 stock repurchase
program that was publicly
announced on
October 22,
2025. Repurchases
under the
program may
be executed
through open
market purchases,
accelerated share
repurchases, privately
negotiated transactions
or
plans, including plans
complying with Rule
10b5-1 under the
Exchange Act.
The repurchase program
does not obligate
it to acquire
any specific number
of shares
and does not
have an
expiration
date.
The
repurchase
program
may
be
modified,
suspended,
or terminated
at
any
time
at
the
Corporation’s
discretion.
During the
fourth
quarter
of 2025,
the
Corporation
repurchased approximately $50.0 million in common stock, of
which $38.3 million were associated with the remaining amount of the 2024 capital plan authorization of $250 million.
(2)
Includes 388
shares of
common stock
acquired by
the Corporation
to cover
minimum tax
withholding obligations
upon the
vesting of
equity-based awards.
The Corporation
intends to
continue to satisfy statutory tax withholding obligations in connection with the vesting of outstanding restricted stock and
performance units through the withholding of shares.

$0
$50
$100
$150
$200
$250
$300
12/31/2020 12/31/2021 12/31/2022 12/31/2023 12/31/2024 12/31/2025
PERFORMANCE OF FIRST BANCORP'S
COMMON STOCK BASED ON TOTAL RETURN
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
31, 2020
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
31, 2020, plus (ii)
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
2025 results compared to
2024. For a discussion of
2024 results compared
to 2023, see Part I, Item 7,
“Management’s Discussion
and Analysis of Financial Condition
and Results of Operations” included
in the
Corporation’s Annual Report
on Form 10-K for the year ended December 31, 2024, filed on February
28, 2025.
In
this
discussion
and
analysis
of
our
financial
condition
and
results
of
operations,
we
have
included
information
that
may
constitute
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
EXECUTIVE SUMMARY
First BanCorp.
is a diversified
financial holding
company headquartered
in San Juan,
Puerto Rico offering
a full range
of financial
products to
consumers and
commercial customers
through various
subsidiaries. First
BanCorp.
is the
holding company
of FirstBank
Puerto
Rico
(“FirstBank”
or the
“Bank”)
and
FirstBank
Insurance
Agency.
Through
its wholly
-owned
subsidiaries,
the Corporation
operates
in
Puerto
Rico,
the
United
States
Virgin
Islands
(“USVI”),
the
British
Virgin
Islands
(“BVI”),
and
the
state
of
Florida,
concentrating on
commercial banking,
residential mortgage loans,
credit cards, personal
loans, small loans,
auto loans and
leases, and
insurance agency activities.
Significant Events
Economy and Market Update
Economic conditions in Puerto
Rico remained generally stable
during 2025. The unemployment
rate decreased from 5.63% in
2024
to 5.56% in 2025, remaining near historic lows and reflecting a resilient labor market with steady labor force participation.
In
the
broader
U.S.
economy,
momentum
moderated
during
the
second
half
of
2025
following
a
strong
first
half.
Labor
market
indicators softened but remained orderly,
with slower hiring activity and a modest increase in unemployment.
The U.S. unemployment
rate
stood
at 4.3%
in
January,
unchanged
from
August
2025,
underscoring
a transition
toward
a
more balanced
labor market
rather
than
a
deterioration
in
employment
conditions.
In
response
to
these
trends,
the
Federal
Reserve
(the
“FED”)
implemented
three
25
basis points (“bps”)
rate cuts in
September, October,
and December 2025,
reducing the federal
funds target range
to 3.50%-3.75%, its
lowest level in several years.
Looking ahead
to 2026, the
economic backdrop
remains broadly
constructive and
supportive of
our strategic
priorities.
We remain
focused on delivering
organic loan growth,
primarily on commercial
and residential mortgage
loans despite anticipated
declines in the
consumer loan portfolio,
and maintaining strong
profitability metrics. Asset quality
is expected to remain
stable, with consumer
credit
trends
continuing
to
normalize.
From
an
earnings
perspective,
we
expect
several
of
the
favorable
dynamics
that
drove
net
interest
margin expansion in 2025 to continue into 2026.
Based on our current outlook, which assumes two additional FED rate cuts during the
second half of
2026, along with
projected loan growth
and deposit mix
changes, we expect
quarterly net
interest margin
expansion of
approximately 2
to 3 bps.
Cash flows of
approximately $1.1 billion
from the investment
securities portfolio
(excluding U.S. Treasury
securities)
are
expected
to be
received
during
the year
and redeployed
into higher-yielding
interest-earning
assets. These
dynamics,
combined with continued
reductions in funding costs,
including brokered CDs, non-brokered
time deposits, and government
accounts,
position
us
well
to
sustain
margin
performance.
Overall,
the
Corporation
enters
2026
with
strong
capital
levels,
ample
liquidity,
diversified earnings profile, and expects to return
close to 100% of annual earnings to shareholders
through capital deployment actions
positioning it well to navigate a moderating economic environment while continuing to deliver value to shareholders.

Capital Deployment Actions and Dividend Payment Increase
In
2025,
the
Corporation
delivered
approximately
$327.4
million,
or
95%
of
2025
earnings,
in
the
form
of
capital
deployment
actions through
$150.0 million
in repurchases
of common
stock, approximately
$115.7
million in
common stock
dividends declared,
and $61.7 million in the redemption
of the remaining outstanding trust-preferred
securities (“TruPS”) issued
by FBP Statutory Trusts
I
and
II.
As of
February
20,
2026,
the
Corporation
has
remaining
authorization
of approximately
$187.2
million,
which
it expects
to
execute during 2026.
On January
26, 2026,
the Corporation’s
Board of
Directors declared
a quarterly
cash dividend
of $0.20
per common
share, which
represents
an
increase
of
$0.02
per
common
share,
or
an
11%
increase,
compared
to
its
most
recent
quarterly
dividend
paid
in
December
12, 2025.
The dividend
is payable
on March
13, 202
6
to shareholders
of record
at the
close of
business on
February
26,
2026. The increased quarterly dividend level equates to an annualized dividend of $0.80 per common share.
Recent Tax
Developments and Other Special Items
The financial results
for 2025 include a one-time
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
Legislative and Regulatory
A
comprehensive
discussion
of
legislative
and
regulatory
matters
affecting
the
Corporation
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
The
Corporation
had
net
income
of
$344.9
million
($2.15
per
diluted
common
share),
for
the
year
ended
December
31,
2025,
compared
to
$298.7
million
($1.81
per
diluted
common
share),
for
the
year
ended
December
31,
2024.
Other
relevant
selected
financial indicators for the periods presented are included below:
Year
Ended December 31,
2025 2024 2023
Key Performance Indicator:
(1)
Return on Average
Assets
(2) (5)
1.81% 1.58% 1.62%
Return on Average
Common Equity
(3) (5)
18.74 19.09 21.86
Efficiency Ratio
(4)
49.77 51.92 50.70
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
(5)
For the year ended December 31, 2025, the employee retention credit
(“ERC”) and the one-time reversal in valuation allowance
related to deferred tax assets increased the return on
average assets by 10 bps and the return on average equity ratio by
98 bps.

The key
drivers of
the Corporation’s
GAAP financial
results for
the year
ended December
31, 2025,
compared to
the year
ended
December 31, 2024, include the following:
●
Net interest
income for
the year
ended December
31, 2025
increased to
$868.9 million,
compared to
$807.5 million
for the
year
ended
December
31,
2024,
driven
by
a
lower
cost
of
funds
and
the
redeployment
of
cash
flows
from
lower-yielding
investment securities
into loans
and higher-yielding
investment securities.
See “Result
of Operations
– Net
Interest Income”
below for additional information.
●
The provision
for credit
losses on
loans, finance
leases, unfunded
loan commitments
and debt
securities for
the year
ended
December 31,
2025 was
$86.0 million,
compared to
$59.9 million
for the year
ended December
31, 2024,
driven by
a $27.9
million increase
in the
provision for
the commercial
and construction
loan portfolios
mainly due
to C&I
loan growth
and a
deterioration
on
the
economic
outlook
of
certain
macroeconomic
variables,
particularly
those
related
to
commercial
real
estate property performance and the forecasted CRE price index
.
Net charge-offs totaled $80.8 million for
each of the years ended December 31, 2025 and 2024, or
0.63% of average loans for
the year ended December 31, 2025,
compared to 0.65% of average loans
for the year ended December 31,
2024. See “Results
of
Operations
–
Provision
for
Credit
Losses”
and
“Risk
Management”
below
for
the
analysis
of
the
allowance
for
credit
losses (“ACL”) and non-performing assets and related ratios.
●
Non-interest income
for the
year ended
December 31,
2025 increased
to $131.9
million, compared
to $130.7
million for
the
year
ended
December
31,
2024,
mainly
due
to
a
$1.4
million
increase
in
revenues
from
mortgage
banking
activities.
The
results for
the year
ended
December 31,
2024 include
$1.5 million
in insurance
proceeds mostly
associated
with insurance
claims associated with property damage caused by Hurricane Fiona.
●
Non-interest expenses for the year ended December
31, 2025 amounted to $498.1 million, compared
to $487.1 million for the
year
ended
December
31,
2024.
Non-interest
expenses
for
the
year
ended
December
31,
2025
include
the
aforementioned
benefit in
payroll taxes
related to
the $2.3
million ERC,
and the
aforementioned benefit
of $1.1
million related
to the
FDIC
special assessment, while
non-interest expenses for
the same period
in 2024 include
the $1.1 million additional
FDIC special
assessment
expense.
On
a
non-GAAP
basis,
excluding
the
effect
of
these
Special
Items,
adjusted
non-interest
expenses
increased by
$15.5 million,
driven by
an $11.7
million increase
in adjusted
employees’ compensation
and benefits
expenses
and a $5.9 million
unfavorable variance in
net gain on OREO
operations, which includes
a $2.8 million valuation
adjustment
recorded in a
commercial OREO property
in the Virgin
Islands region. See
“Results of Operations
– Non-Interest Expenses”
below for additional information.
●
Income
tax
expense
decreased
to
$71.9
million
for
the
year
ended
December
31,
2025,
compared
to
$92.5
million
for
the
same period in
2024, driven by a
one-time reversal of
approximately $16.6 million
in valuation allowance
related to deferred
tax assets primarily
associated with NOL
carryforwards at
the holding company
level as a
result of the
enactment of
Act 65-
2025,
and
a
lower
annual
effective
tax
rate
due
to
a
higher
proportion
of
exempt
to
taxable
income.
See
“Income
Taxes”
below and Note 17 – “Income Taxes
”
included in Part II, Item 8 of this Form 10-K for additional information.
●
As of
December
31,
2025,
total assets
were
approximately
$19.1
billion,
a decrease
of $160.0
million
from
December 31,
2024, primarily related
to a decrease
in cash and
cash equivalents resulting
from the repayment
of long-term borrowings
and
a decrease in
total deposits, partially
offset by an
increase in total
loans and an
increase in the
fair value of
available-for-sale
debt securities due to changes in market interest rates.
●
As of
December 31,
2025, total
liabilities were
$17.2 billion,
a decrease
of $457.6
million from
December 31,
2024, driven
by a $271.7 million decrease in borrowings,
which includes the repurchase of $61.7 million in
junior subordinated debentures
associated with
the aforementioned
TruPS redemption,
and a
$201.2 million
decrease in
deposits. See
“Risk Management
–
Liquidity Risk” below for additional information about the Corporation’s funding sources and strategy.
●
The
Corporation’s
primary
sources
of
funding
are
consumer
and
commercial
core
deposits,
which
exclude
government
deposits
and
brokered
certificates
of
deposit
(“CDs”).
Excluding
fully
collateralized
government
deposits,
estimated
uninsured
deposits
amounted
to
$4.8
billion
as
of
December
31,
2025.
The
Corporation
had
approximately
$2.6
billion
in
cash and cash
equivalents and
free high-quality
liquid securities as
of December
31, 2025. When
adding approximately
$2.6
billion available
for funding
under the FED’s
Discount Window
and $1.1
billion available
for additional
borrowing capacity
on the
Federal Home
Loan Bank
(“FHLB”) lines
of credit
based on
collateral pledged
at these
entities, the
Corporation had
$6.3
billion, or 132%
of estimated uninsured
deposits (excluding fully
collateralized government
deposits), available
to meet
liquidity needs.
See “Risk
Management –
Liquidity Risk”
below for
additional information
about the
Corporation’s
funding
sources and strategy.

●
As of
December 31,
2025, the
Corporation’s
total stockholders’
equity was
$2.0 billion,
an increase
of $297.6
million from
December 31, 2024. The
increase was driven by
net income generated in
2025 and a $212.4
million increase in the
fair value
of available-for-sale
debt securities recorded
as part of
accumulated other
comprehensive loss in
the consolidated
statements
of
financial
condition,
partially
offset
by
$150.0
million
in
common
stock
repurchases
and
$115.7
million,
or
$0.72
per
common share, in common stock dividends declared
in 2025. The Corporation’s
CET1 capital, tier 1 capital, total capital, and
leverage
ratios
were
16.76%,
16.76%,
18.01%,
and
11.58%,
respectively,
as
of
December
31,
2025,
compared
to
CET1
capital, tier 1 capital, total capital, and leverage ratios of 16.32%, 16.32%,
18.02%, and 11.07%, respectively,
as of December
31, 2024. See “Risk Management – Capital” below for additional information.
●
Total
loan
production,
including
purchases,
refinancings,
renewals,
and
draws
from
existing
revolving
and
non-revolving
commitments,
decreased
by $65.1
million
to $5.4
billion
for the
year
ended
December 31,
2025.
See “Financial
Condition
and Operating Data Analysis” below for additional information.
●
Total
non-performing
assets were
$114.1
million as
of December
31, 2025,
a decrease
of $4.2
million, from
December 31,
2024,
driven by
a $9.8
million
decrease
in the
other
real
estate owned
(“OREO”)
portfolio
balance,
which
includes
a $2.8
million valuation adjustment
recorded in a commercial
OREO property in the
Virgin
Islands region,
partially offset by a
$5.1
million
increase
in
nonaccrual
loans,
which
includes
a
$9.2
million
increase
in
nonaccrual
commercial
and
construction
loans,
driven
by
the
inflows
of
three
commercial
and
construction
loans
totaling
$16.2
million,
partially
offset
by
a
$3.1
million
payoff
of
a
C&I
loan
in
the
Puerto
Rico
region.
See “Risk
Management
–
Nonaccrual
Loans
and
Non-Performing
Assets” below for additional information.
●
Adversely classified commercial
and construction loans
decreased by $5.9 million
to $81.4 million as of
December 31, 2025,
when
compared
to December
31,
2024, driven
by
the upgrade
of a
$12.0 million
commercial
mortgage
loan in
the Florida
region, partially offset by the downgrade of a $10.0
million C&I loan in the Puerto Rico region.
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
See
“Results
of
Operations
–
Net
Interest
Income
–
Part
I”
below
for
a
reconciliation
of
the
Corporation’s
non-GAAP
financial
measure of net interest income on a tax-equivalent basis to net interest income in accordance with GAAP.
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
Adjusted Net Income,
Adjusted Non-Interest Income, Adjusted Non-Interest
Expenses,
and Adjusted Income Tax
Expense
To
supplement the
Corporation’s
financial statements
presented in
accordance with
GAAP,
the Corporation
uses, and believes
that
investors benefit
from disclosure
of, non-GAAP
financial measures
that reflect
adjustments to
net income,
non-interest income,
non-
interest expenses,
and income tax expense
to exclude items that management
believes are not reflective
of core operating performance
(“Special Items”). The financial results for the years ended December
31, 2025, 2024, and 2023 included the following Special Items:
Years
Ended December 31, 2025, 2024, and 2023
FDIC Special Assessment Expense
-
A benefit
of $1.1
million
($0.7
million
after-tax,
calculated
based
on the
statutory
tax
rate of
37.5%)
was recorded
for
the
year
ended December
31, 2025,
related to
amendments to
the FDIC
special assessment
collection
terms. On
December 16,
2025, the FDIC issued an
interim final rule amending the
collection terms of the special
assessment, which included reducing
the
collection
rate
in
the
eighth
collection
quarter
from
3.36
basis
points
to
2.97
basis
points,
removing
the
previously
established extended assessment period provisions, and
providing offsets to regular quarterly deposit insurance
assessments if
aggregate collections exceed
actual losses. As a
result of these changes,
the Corporation recorded a
reversal of the charges
of
$1.1
million
($0.7
million
after-tax)
that
were
recorded
for
the
year
ended
December
31,
2024.
This
update
follows
the
FDIC’s
2023
final
rule,
which
initially
imposed
the
special
assessment
to
recover
certain
estimated
losses
incurred
by
the
Deposit
Insurance
Fund
following
the
failures
of
certain
financial
institutions
in
the
first
half
of
2023.
In
connection
with
such rule, the
Corporation recorded a
charge of $6.3
million ($3.9 million
after-tax, calculated
based on the
statutory tax rate
of 37.5%)
during
the year
ended December
31, 2023.
The FDIC
deposit
special assessment
is reflected
in the
consolidated
statements of income as part of “FDIC deposit insurance” expenses.
Enactment of Act 65-2025
-
A $16.6 million reversal in
valuation allowance related to
deferred tax assets primarily associated
with NOL carryforwards at
the holding
company level
was reflected
in the
consolidated statements
of income
for the
year ended
December 31,
2025 as
part of
“income tax
expense”. On
July 17,
2025, the
Government of
Puerto Rico
enacted Act
65-2025 which,
among other
things, allows domestic limited liability
companies owned by legal entities to
elect to be treated as disregarded entities
for tax
purposes.
This
reversal
reflects
the
Corporation’s
expectation
of
realizing
these
tax
benefits
under
the
new
election
established by the Act.
Employee Retention Credit (“ERC”)
-
A $2.3
million ERC,
net of
$0.3 million
in related
commissions, was
reflected in
the consolidated
statements of
income for
the year ended
December 31, 2025
as part of
“employees’ compensation
and benefits” expenses.
This credit was
established
under
the
Coronavirus
Aid,
Relief,
and
Economic
Security
Act
to
support
businesses
that
retained
employees
during
the
COVID-19
pandemic.
The
credit
recorded
during
the
year
ended
December
31,
2025
is
tax
exempt
for
Puerto
Rico
tax
purposes.
Gain Recognized from Legal Settlement
-
A
$3.6
million
($2.3
million
after-tax,
calculated
based
on
the
statutory
tax
rate
of
37.5%)
gain
recognized
from
a
legal
settlement
was reflected
in
the
consolidated
statements
of
income
for
the
year
ended
December
31,
2023
as part
of
“other
non-interest income.”
Gain on Early Extinguishment of Debt
-
A $1.6
million gain
on the
repurchase
of $21.4
million in
junior subordinated
debentures was
reflected
in the
consolidated
statements
of
income
for
the
year
ended
December
31,
2023
as
“Gain
on
early
extinguishment
of
debt.”
The
junior
subordinated debentures
had been recorded
in the consolidated
statements of financial
condition as “Long-term
borrowings.”
The purchase
price equated
to 92.5%
of the
$21.4 million
par value
of the
TruPS. The
7.5% discount
resulted in
the gain of
$1.6 million. The gain, realized at the holding company level, had no effect on the income tax expense recorded during 2023.

The following table
reconciles, for the
years ended December
31, 2025, 2024,
and 2023, net income
to adjusted net
income, a non-
GAAP financial measure that excludes
the Special Items identified above:
Year Ended
December 31,
2025 2024 2023
(In thousands)
Net income, as reported (GAAP) $ 344,866 $ 298,724 $ 302,864
Adjustments:
Employee retention credit (2,358) - -
FDIC special assessment (reversal) expense (1,099) 1,099 6,311
Income tax impact related to the enactment of Act 65-2025 (16,553) - -
Gain recognized from legal settlement - - (3,600)
Gain on early extinguishment of debt - - (1,605)
Income tax impact of adjustments
(1)
412 (412) (1,017)
Adjusted net income (Non-GAAP) $ 325,268 $ 299,411 $ 302,953
(1)
See “Adjusted Net
Income, Adjusted Non
-Interest Income,
Adjusted Non-Interest
Expenses, and
Adjusted Income Tax
Expense” above
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
ACL and
(ii) valuation
of financial
instruments.
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
Moody’s
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
2025,
and
the
importance
and
levels
of
the
qualitative
factors
applied,
may
change
in
future
periods
depending
on
the
level
of
changes
to
items
such
as
the
uncertainty
of
economic
conditions
and
management’s
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
Note 4
– “Allowance
for
Credit Losses
and
Finance
Leases”
included
in
Part II,
Item 8
of this
Form
10-K.
Also, see
“Allowance
for
Credit
Losses
for
Loans
and
Finance
Leases”
below
for
additional
information
on
the
weighting
of
economic
scenarios
to estimate
the ACL,
changes in
key economic
variables,
and the
ACL sensitivity
analysis performed
as of
December
31,
2025.
OTHER ESTIMATES
In addition
to the
critical accounting
estimates we
make in
connection with
the ACL,
the use
of estimates
and assumptions
is also
important in performing
the accounting for
income taxes, valuation
of financial instruments,
determining the accounting
for goodwill,
pension
and
postretirement
benefit
obligations,
and
provisions
for
losses
that
may
arise
from
litigation
and
regulatory
proceedings
(including governmental investigations).
The
Corporation’s
accounting
for
income
taxes
involves
estimating
current
tax
obligations
and
assessing
temporary
differences
between
financial
reporting
and
tax
bases.
Management
exercises
judgment
in
interpreting
tax
regulations
and
evaluating
the
likelihood of
realizing deferred
tax assets.
Valuation
allowances are
established, when
necessary,
to reduce
deferred tax
assets to
the
amount
that
is
more
likely
than
not
to
be
realized.
The
Corporation
updates
its
tax
estimates
and
related
accruals
as
facts
and
circumstances evolve, including
developments in audits, legislation, and
economic conditions. For additional
information, see Note 17
- “Income Taxes
”
included in Part II, Item 8 of this Form 10-K.
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
2025
and
2024,
less than 1%
of the available-for-sale
debt securities portfolio
was classified as
Level 3. In
addition, fair value
is also used
on a
non-recurring basis
for measuring
the fair value
of certain Level
3 assets such
as collateral
dependent loans
and OREO
properties, as
disclosed in Note 19
– “Fair Value”
included in Part II, Item 8 of this Form 10-K.
Goodwill
is tested
for impairment
at least
annually,
or more
frequently if
circumstances
indicate
that a
reporting unit’s
fair value
may fall below
its carrying amount.
The impairment assessment
begins with a
qualitative assessment to
determine whether
it is more-
likely-than-not
that fair
value exceeds
carrying value.
If this
assessment
is inconclusive,
a quantitative
test is
performed.
Estimating
the fair
value of
our
reporting units
requires
judgment
and considers
factors
such as
projected earnings,
macroeconomic
conditions,
interest rates, and
peer performance.
See Note 1 –
“Nature of Business
and Summary
of Significant Accounting
Policies” included
in
Part
II,
Item
8
of
this
Form
10-K
for
additional
information.
Based
on
our
annual
qualitative
assessment
conducted
in
the
fourth
quarter
of
2025,
it
was
determined
that
it
is
more-likely-than-not
that
the
fair
value
of
the
reporting
units
exceeded
their
carrying
value; therefore, no goodwill impairment was recognized.
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
Note 14 – “Employee
Benefit Plans” included in
Part II, Item 8
of this
Form 10-K, for disclosures related to the benefit plans.
We
record estimated losses related to litigation and regulatory matters when they are both probable and reasonably estimable. These estimates require
significant judgment,
and actual
outcomes may
differ
materially.
Estimated liabilities
are determined
on a
case-by-
case based on
the latest available
information, legal
counsel’s
advice, and
applicable insurance
coverage. Because
legal outcomes
are
inherently uncertain, it can be difficult to
determine whether a loss is probable or reasonably possible, or to estimate the amount of any
such
loss.
Accordingly,
actual
losses
may
exceed
the
accrued
amount
or
the
range
of
reasonably
possible
losses.
See
Note
23
–
“Regulatory Matters, Commitments and Contingencies”
included in Part II, Item 8 of this Form 10-K.

RESULTS
OF OPERATIONS
Net Interest Income
Net interest
income is
the excess of
interest earned
by First
BanCorp. on
its interest-earning
assets over
the interest
incurred on its
interest-bearing
liabilities.
First
BanCorp.’s
net
interest
income
is
subject
to
interest
rate
risk
due
to
the
repricing
and
maturity
mismatch
of
the
Corporation’s
assets
and
liabilities.
In
addition,
variable
sources
of
interest
income,
such
as
loan
fees,
periodic
dividends, and
collection of
interest in
nonaccrual loans,
can fluctuate
from period
to period.
Net interest
income for
the year
ended
December 31, 2025 was $868.9 million, compared
to $807.5 million for the year ended December
31, 2024. On a tax-equivalent basis,
net
interest
income
for
the
year
ended
December
31,
2025
was
$900.5
million,
compared
to
$826.9
million
for
the
year
ended
December 31, 2024.
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
is
a
non-GAAP
financial
measure.
For
the
definition
of
this non
-GAAP
financial measure, refer to the discussion in “Non-GAAP Financial Measures and Reconciliations” above.

Part I
Average volume Interest income (1)
/ expense
Average rate (1)
Year Ended December
31,
2025
2024
2023
2025
2024
2023
2025 2024 2023
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 943,731 $ 710,945 $ 584,083 $ 41,097 $ 37,082 $ 30,419 4.35% 5.22% 5.21%
Government obligations
(2)
1,810,308 2,517,327 2,843,284 35,479 34,139 40,314 1.96% 1.36% 1.42%
MBS 3,346,069 3,348,925 3,702,908 77,168 59,092 67,641 2.31% 1.76% 1.83%
FHLB stock 27,296 34,161 36,606 2,423 3,266 2,799 8.88% 9.56% 7.65%
Other investments 20,390 18,510 14,167 627 543 490 3.08% 2.93% 3.46%
Total investments
(3)
6,147,794 6,629,868 7,181,048 156,794 134,122 141,663 2.55% 2.02% 1.97%
Residential mortgage loans 2,868,887 2,816,732 2,814,102 168,321 164,238 160,009 5.87% 5.83% 5.69%
Construction loans 244,769 221,822 172,952 23,891 19,260 14,811 9.76% 8.68% 8.56%
C&I and commercial mortgage loans 5,968,858 5,606,827 5,244,503 410,319 405,481 365,177 6.87% 7.23% 6.96%
Finance leases 899,270 879,437 789,870 70,167 69,218 60,909 7.80% 7.87% 7.71%
Consumer loans 2,840,369 2,830,678 2,704,877 325,178 322,267 301,756 11.45% 11.38% 11.16%
Total loans
(4)(5)
12,822,153 12,355,496 11,726,304 997,876 980,464 902,662 7.78% 7.94% 7.70%
Total interest-earning assets
- non-GAAP
(1)
$ 18,969,947 $ 18,985,364 $ 18,907,352 $ 1,154,670 $ 1,114,586 $ 1,044,325 6.09% 5.87% 5.52%
Tax-equivalent adjustment (31,514) (19,433) (20,839)
Interest income - GAAP $ 1,123,156 $ 1,095,153 $ 1,023,486 5.92% 5.77% 5.41%
Interest-bearing liabilities:
Time deposits $ 3,280,404 $ 2,999,078 $ 2,590,313 $ 110,974 $ 105,712 $ 68,605 3.38% 3.52% 2.65%
Brokered CDs 543,154 627,454 348,829 24,010 31,833 16,630 4.42% 5.07% 4.77%
Other interest-bearing deposits 7,467,571 7,567,514 7,664,793 102,699 115,562 100,226 1.38% 1.53% 1.31%
Securities sold under agreements to repurchase 161 245 54,570 7 12 2,769 4.35% 4.90% 5.07%
Advances from the FHLB 347,370 500,055 541,000 15,367 22,566 24,608 4.42% 4.51% 4.55%
Other borrowings 15,694 146,044 171,184 1,159 11,989 13,538 7.38% 8.21% 7.91%
Total interest-bearing liabilities
- GAAP
$ 11,654,354 $ 11,840,390 $ 11,370,689 $ 254,216 $ 287,674 $ 226,376 2.18% 2.43% 1.99%
Net interest income / margin - non-GAAP
(1)
$ 900,454 $ 826,912 $ 817,949 4.75% 4.36% 4.33%
Net interest income / margin - GAAP $ 868,940 $ 807,479 $ 797,110 4.58% 4.25% 4.22%
Net interest spread - non-GAAP
(1)
3.91% 3.44% 3.53%
Net interest spread - GAAP 3.74% 3.34% 3.42%
(1)
On an adjusted tax-equivalent basis.
The Corporation estimated the adjusted
tax-equivalent yield by dividing the
interest rate spread on exempt
assets by 1 less the Puerto Rico
statutory tax
rate of
37.5% and
adding to
it the
cost of
interest-bearing liabilities.
The tax-equivalent
adjustment recognizes
the income
tax savings
when comparing
taxable and
tax-exempt assets.
Management
believes
that
it is
a
standard
practice
in
the
banking
industry
to
present
net
interest
income,
interest
rate
spread
and
net
interest
margin
on
a
fully
tax-equivalent
basis.
Therefore,
management
believes
these
measures
provide
useful
information
to
investors
by
allowing
them
to
make
peer
comparisons.
See
“Non-GAAP
Financial
Measures
and
Reconciliations” above for additional information.
(2)
Government obligations include debt issued by government-sponsored agencies.
(3)
Unrealized gains and losses on available-for-sale debt securities are excluded from the average volumes.
(4)
Average loan balances include
the average of nonaccrual loans.
(5)
Interest income on loans includes $17.3 million,
$13.4 million and $11.9 million for
the years ended December 31, 2025, 2024 and
2023, respectively, of income
from prepayment penalties
and late fees related to the Corporation’s
loan portfolio.

Part II Year Ended December 31,
2025 Compared to 2024 2024 Compared to 2023
Variance due to: Variance due to:
Volume Rate Total Volume Rate Total
(In thousands)
Interest income on interest-earning assets:
Money market and other short-term investments $ 11,237 $ (7,222) $ 4,015 $ 6,516 $ 147 $ 6,663
Government obligations (11,675) 13,015 1,340 (4,543) (1,632) (6,175)
MBS 48 18,028 18,076 (6,423) (2,126) (8,549)
FHLB stock (617) (226) (843) (215) 682 467
Other investments 58 26 84 138 (85) 53
Total investments (949) 23,621 22,672 (4,527) (3,014) (7,541)
Residential mortgage loans 3,400 683 4,083 134 4,095 4,229
Construction loans 2,135 2,496 4,631 4,190 259 4,449
C&I and commercial mortgage loans 26,097 (21,259) 4,838 25,143 15,153 40,296
Finance leases 1,650 (701) 949 6,868 1,441 8,309
Consumer loans 1,444 1,467 2,911 13,623 6,888 20,511
Total loans 34,726 (17,314) 17,412 49,958 27,836 77,794
Total interest income $ 33,777 $ 6,307 $ 40,084 $ 45,431 24,822 $ 70,253
Interest expense on interest-bearing liabilities:
Time deposits $ 9,869 $ (4,607) $ 5,262 $ 11,890 $ 25,217 $ 37,107
Brokered CDs (3,962) (3,861) (7,823) 13,992 1,211 15,203
Other interest-bearing deposits (462) (12,401) (12,863) (1,537) 16,873 15,336
Securities sold under agreements to repurchase (5) - (5) (2,757) - (2,757)
Advances from the FHLB (6,723) (476) (7,199) (1,905) (137) (2,042)
Other borrowings (9,732) (1,098) (10,830) (2,044) 495 (1,549)
Total interest expense (11,015) (22,443) (33,458) 17,639 43,659 61,298
Change in net interest income $ 44,792 $ 28,750 $ 73,542 $ 27,792 $ (18,837) $ 8,955
Net
interest
income
amounted
to
$868.9
million
for
the
year
ended
December
31,
2025,
an
increase
of
$61.4
million
when
compared to $807.5 million for the same period in 2024. The $61.4 million increase in net interest income was primarily due to:
●
A $33.4 million decrease in interest expense on interest-bearing liabilities, consisting of:
o
An $18.0
million decrease
in interest
expense
associated with
the redemption
of junior
subordinated debentures
during
the second
half of
2024 and
first half
of 2025,
and $210.0
million in
FHLB advances,
that matured
and were
repaid in
2025.
o
A $15.4 million decrease in interest expense on interest-bearing deposits, a net effect of:
-
A
$12.8
million
decrease
in
interest
expense
on
interest-bearing
checking
and
saving
accounts,
of
which
$12.4
million was
associated with
lower interest
rates paid
when compared
to 2024.
The average
cost of
interest-bearing
checking and saving accounts decreased
by 15 bps to 1.38% for
2025 as compared to 1.53% for
2024, mostly driven
by
a
42
bps
decrease
in
the
cost
of
government
deposits.
Excluding
government
deposits,
the
average
cost
of
interest-bearing checking and saving accounts for 2025 was 0.72%, compared to 0.78% for 2024.
-
A $7.8 million decrease in interest
expense on brokered CDs due to
a $4.0 million decrease associated with
an $84.3
million decline
in the
average balance
,
and a
$3.8 million
decrease mainly
associated with
new issuances
at lower
interest rates than maturing brokered CDs.
Partially offset by:
-
A
$5.2
million
increase
in
interest
expense
on
time
deposits,
excluding
brokered
CDs,
driven
by
a
$9.8
million
increase associated with
a $281.3 million
increase in the
average balance,
partially offset by
a $4.6 million
decrease
related
to
lower rates
paid
on new
issuances
and
renewals.
The
average
cost of
time deposits
for
2025,
excluding

brokered
CDs,
decreased
14
bps
to
3.38%
as
compared
to
3.52%
for
2024.
Excluding
government
deposits,
the
average cost of time deposits for 2025 was 3.39%, compared to 3.46% for
2024.
●
A $14.3 million net increase in investment securities and interest-bearing cash balances,
driven by:
o
An $11.1 million
increase in interest income on
debt securities, mainly due to purchases
of higher-yielding available-for-
sale debt securities replacing maturities of lower-yielding
debt securities.
o
A
$4.0
million
increase
in
interest
income
from
interest-bearing
cash
balances,
due
to
an
$11.2
million
increase
associated
with
a
$232.8
million
net
increase
in
the
average
balances,
which
consisted
primarily
of
cash
balances
deposited at the FED, partially offset by a $7.2 million decrease associated with the reduction of the federal funds rate.
● A $13.7 million increase in interest income on loans, consisting of:
o
A
$5.7
million
increase
in
interest
income
on
commercial
and
construction
loans,
driven
by
a
$28.2
million
increase
associated with
a $385.0
million increase
in the
average balance,
partially offset
by a
$22.5 million
decrease due
to the
effect of lower interest rates on the downward repricing of variable-rate loans.
As
of
December
31,
2025,
the
interest
rate
on
approximately
50%
of
the
Corporation’s
commercial
and
construction
loans was tied
to variable rates,
with 32% based
upon Secured Overnight
Financing Rate (“SOFR”)
of 3 months
or less,
10%
based
upon
the
Prime
rate
index,
and
8%
based
on
other
indexes.
For
the
year
ended
December
31,
2025,
the
average
one-month
SOFR
decreased
91
bps,
the
three-month
SOFR
decreased
90
bps,
and
the
average
Prime
rate
decreased 94 bps, compared to the average rates for such indexes for the year ended December 31, 2024.
o
A
$4.1
million
increase
in
interest income
on
residential
mortgage
loans, of
which
$3.2
million
was associated
with
a
$52.2 million increase in the average balance.
o
A $3.9 million
increase in interest income
on consumer loans and
finance leases, due
to higher yields and
higher income
from late fees, mainly in
the auto loans portfolio,
and an increase in the average
balance of auto loans and finance
leases,
partially offset by a decline in the average balance of
personal loans and credit cards.
Net interest
margin
for 2025
was 4.58%,
compared to
4.25% for
2024. The
increase in
the net
interest margin
mostly reflects
the
deployment of
cash flows from
lower-yielding investment
securities to fund
loan growth and
purchases of higher-yielding
investment
securities
and
the
decrease
in
the
cost
of
interest-bearing
non-maturity
deposits,
primarily
public
sector
deposits,
and
the
aforementioned redemption
of junior
subordinated debentures
and repayments
of FHLB
advances. These
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
Provision for credit losses for
loans and finance leases
The provision
for credit
losses for
loans and
finance leases was
$85.9 million
for the
year ended
December 31,
2025, compared
to
$62.9 million for the year ended December 31, 2024. The variances by major portfolio category were as follows:
●
Provision for
credit losses
for the
commercial and
construction loan
portfolios was
an expense
of $10.4
million for
the year
ended
December
31,
2025,
compared
to
a
net
benefit
of
$17.5
million
for
year
ended
December
31,
2024.
The
expense
recorded during 2025 was mainly
due to C&I loan growth and
a deterioration in the economic outlook
of the commercial real
estate property
performance
and
forecasted
CRE price
index,
partially
offset
by improved
financial
performance
of
certain
commercial borrowers.
The net benefit recorded
during 2024 was associated
with the improved
financial condition of
certain
borrowers;
an
improvement
on the
economic
outlook
of
certain
macroeconomic
variables,
particularly
variables
associated
with commercial
real estate property
performance and
the forecasted CRE
price index;
a recovery
of $5.0 million
associated
with
a
C&I
loan
in
the
Puerto
Rico
region;
and
$1.2
million
in
recoveries
of
two
commercial
loans
in
the
Florida
region;
partially offset by portfolio growth.
●
Provision
for
credit
losses
for
the
residential
mortgage
loan
portfolio
was
an
expense
of
$0.2
million
for
the
year
ended
December 31,
2025, compared
to a net
benefit of $16.2
million for year
ended December 31,
2024. The net
benefit recorded
during
2024 was
driven
by improvements
in macroeconomic
variables,
mainly in
the projection
of the
unemployment rate,
and updated
historical loss
experience used
for determining
the ACL
estimate resulting
in a downward
revision of
estimated
loss severities, partially offset by newly originated loans
.
●
Provision
for credit
losses for
the consumer
loan and
finance lease
portfolios
was an
expense of
$75.3
million for
the year
ended
December
31,
2025,
compared
to
an
expense
of
$96.6
million
for
year
ended
December
31,
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
The
provision
for
credit losses
for
unfunded
commercial
and
construction
loan
commitments and
standby
letters of
credit for
the
year
ended
December
31,
2025
was a
net
benefit
of
$0.1
million,
compared
to
a
net
benefit
of
$1.5
million
for
the
same period
in
2024.
The
net
benefit
recorded
during
2024
was
driven
by
an
improvement
in
the
economic
outlook
of
certain
macroeconomic
variables, particularly in variables associated with the CRE price index.
The
provision
for
credit
losses for
held-to-maturity
and
available-for-sale
debt
securities
for
the
year
ended
December
31,
2025
was an expense of $0.2 million,
compared to a net benefit of
$1.4 million for the same period
in 2024. The net benefit recorded
during
2024 was mostly driven by improvements in the underlying updated financial information of a Puerto Rico municipal bond issuer.

Non-Interest Income
Non-interest income
for the
year ended
December 31,
2025 amounted
to $131.9
million, compared
to $130.7
million for
the same
period in 2024. The $1.2 million
increase in non-interest income was
mainly due to a $1.4 million
increase in revenues from mortgage
banking activities, driven by an increase in the net realized gain on sales of residential mortgage loans in the secondary market.
During
2025 and
2024, net realized
gains of $7.2
million and
$5.4 million, respectively,
were recognized
as a result
of GNMA
securitization
transactions and whole
loan sales to U.S.
GSEs amounting to
$173.0 million and
$160.0 million, respectively.
The results for
the year
ended
December
31,
2024
include
$1.5
million
in
insurance
proceeds
mostly
associated
with
insurance
claims
associated
with
property damage caused by Hurricane Fiona.
Non-Interest Expenses
Non-interest expenses for
the year ended December
31, 2025 amounted to $498.1
million, compared to $487.1
million for the same
period in 2024. The efficiency
ratio for 2025 was 49.77%, compared
to 51.92%
for the same period in 2024. Non-interest expense
s
for
the
year
ended
December
31,
2025
include
the
aforementioned
$2.3
million
ERC,
and
the
aforementioned
benefit
of
$1.1
million
related
to the
FDIC special
assessment, while
non-interest
expenses
for
the same
period in
2024 include
the $1.1
million
additional
FDIC special
assessment expense.
See “Non-GAAP
Financial Measures
and Reconciliations”
above for
additional information.
On a
non-GAAP basis, excluding
the effect of
these Special Items, adjusted
non-interest expenses increased
by $15.5 million
primarily due
to:
●
An
$11.7
million
increase
in
adjusted
employees’
compensation
and
benefits
expenses,
driven
by
annual
salary
merit
increases;
and
a
$4.2
million
increase
in
bonus
incentives,
which
includes
a
$1.4
million
increase
in
stock-based
compensation expense, of which $0.4 million was associated with retirement
-eligible employees.
●
A
$5.9
million
unfavorable
variance
in
net
gain
on
OREO
operations,
driven
by
a
$2.8
million
valuation
adjustment
recorded
during
2025
in
connection
with
an
ongoing
litigation
which
could
result
in
a
potential
loss
of
title
of
a
commercial
OREO
property
in
the
Virgin
Islands
region,
a
$2.3
million
realized
gain
on
the
sale
of
a
commercial
real
estate OREO
property
in the
Puerto Rico
region during
2024, and
a decrease
in net
realized gains
on sales
of residential
OREO properties in the Puerto Rico region.
Partially offset by:
●
A
$3.2
million
decrease
in
other
non-interest
expenses,
mainly
due
to
a
decrease
in
the
amortization
of
core
deposit
intangible
assets
from
the
Banco
Santander
Puerto
Rico
acquisition,
including
$1.2
million
related
to
savings
accounts
fully amortized
in 2024
and $1.3
million related
to non-interest
checking accounts
fully amortized
in 2025.
Additionally,
expenses
declined
due
to
a
$2.1
million
reduction
in
institutional
insurance
policy
costs. These
decreases
were
partially
offset by a $1.8 million increase in charges for operational and fraud losses.
Income Taxes
For the
year ended
December 31,
2025, the
Corporation recorded
an income
tax expense of
$71.9 million,
compared to
an income
tax
expense
of
$92.5
million
for
the
same
period
in
2024.
The
results
for
the
year
ended
December
31,
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
65-2025. For further details, see
“Non-GAAP Financial Measures and
Reconciliations” above and Note
17
– “Income Taxes”.
The decrease in income
tax expense for the year
ended December 31, 2025
was driven by the aforementioned
one-
time reversal of approximately
$16.6 million in valuation allowance
and a lower annual effective
tax rate due to a higher proportion
of
exempt to taxable income.
The Corporation’s
annual effective
tax rate,
excluding discrete
items, decreased
to 21.6%
for the
year ended
December 31,
2025,
compared
to
23.7%
for
the
same
period
in
2024.
See
Note
17
–
“Income
Taxes”
to
the
audited
consolidated
financial
statements
included in Part II, Item 8 of this Form 10-K for additional information.
As of
December
31,
2025,
the Corporation
had
a net
deferred
tax
asset of
$149.0
million,
net
of a
valuation
allowance
of
$75.0
million,
compared to
a net
deferred tax
asset of
$136.4
million,
net of
a valuation
allowance of
$119.1
million,
as of
December 31,
2024. The increase in
the net deferred tax
asset was driven by the
aforementioned one-time reversal
of approximately $16.6
million in
valuation
allowance.
Meanwhile,
the
decrease
in
the
valuation
allowance
was
primarily
related
to
changes
in
the
market
value
of
available-for-sale
debt securities,
which resulted
in an
equal change
in the
deferred tax
asset without
impacting
earnings as
they are
fully reserved
as the Corporation
does not expect
to realize such
benefits, and the
aforementioned one-time
reversal of approximately
$16.6 million.

OPERATING SEGMENTS
The Corporation’s
operating segments
are based
primarily on
the Corporation’s
lines of
business for
its operations
in Puerto
Rico,
the Corporation’s
principal market,
and by
geographic areas
for its
operations outside
of Puerto
Rico. As
of December
31, 2025,
the
Corporation
had
six
reportable
segments:
Mortgage
Banking;
Consumer
(Retail)
Banking;
Commercial
and
Corporate
Banking;
Treasury and
Investments; United States Operations;
and Virgin
Islands Operations. The Chief Executive
Officer (“CEO”), who
is the
designated
chief
operating
decision
maker
(“CODM”),
as
ultimate
decision
maker,
evaluates
performance
and
allocates
resources
based
on financial
information
provided
by management.
In determining
the reportable
segments,
the
Corporation
considers
factors
such as
the organizational
structure, nature
of the
products,
distribution
channels, customer
relationship
management,
and economic
characteristics of
the business
lines. For
additional information
regarding First
BanCorp.’s
reportable
segments, please
refer
to Note
21, “Segment Information” to the audited financial statements included in Part II, Item 8 of this Form 10-K.
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
For
the
year
ended
December
31,
2025,
segment
income
before
taxes
for
the
Mortgage
Banking
segment
decreased
to
$43.5
million, compared to $58.5 million for the same period in 2024. The highlights of the segment’s financial results are
as follows:
●
Net interest
income for
the year
ended December
31, 2025
was $70.9
million, compared
to $72.5
million for
the same
period in 2024. The decrease in
net interest income of $1.6 million was
primarily attributable to an increase in
the cost of
funds charged to this segment, partially offset
by an increase in average loan balances.
●
The provision
for credit
losses for
the year
ended December
31, 2025
was a
net benefit
of $0.9
million, compared
to a
net
benefit
of
$15.5
million
for
the
same
period
in
2024.
The
net
benefit
recorded
during
2024
was
driven
by
improvements
in
macroeconomic
variables,
mainly
in
the projection
of the
unemployment
rate,
and
updated
historical
loss
experience
used
for
determining
the
ACL
estimate
resulting
in
a
downward
revision
of
estimated
loss
severities,
partially offset by newly originated loans.
●
Non-interest income
for the
year ended
December 31,
2025 was
$14.9 million,
compared to
$13.5 million
for the
same
period
in
2024.
The
increase
of
$1.4
million
was driven
by an
increase
in
the
net
realized
gain
on
sales of
residential
mortgage loans in the secondary market.

●
Non-interest expenses for the year ended December 31, 2025 were $43.2 million, compared to $43.0 million for the same
period in 2024. The
increase of $0.2 million
was driven by: (i) a
$1.1 million decrease in
net gains on OREO operations,
driven by
a decrease
in net
realized gains
on sales
of residential
OREO properties
in the
Puerto Rico
region; (ii)
a $0.5
million increase in
other non-interest expenses
and (iii) a $0.4
million increase in
employees’ compensation and
benefits
expenses, driven
by an
increase in
bonus incentives,
partially offset
by the
aforementioned ERC
recorded during
2025.
These variances were
partially offset by
a $1.3 million decrease
in professional service
fees, driven by lower
collections,
appraisals, and credit
-related fees; and
a $0.4 million
decrease in FDIC
deposit insurance expense
driven by the
reversal
during 2025 of the FDIC special assessment charges that were recorded for the year ended December 31, 2024.
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
For
the
year
ended
December
31,
2025,
segment
income
before
taxes
for
the
Consumer
(Retail)
Banking
segment
increased
to
$289.0
million,
compared
to
$243.3
million
for
the
same
period
in
2024.
The
highlights
of
the
segment’s
financial
results
are
as
follows:
●
Net interest income
for the year ended
December 31, 2025 was
$583.7 million, compared
to $550.8 million
for the same
period in
2024. The increase
of $32.9
million was primarily
driven by
higher income
from funds loaned
to the Treasury
and Investments segment, which resulted from higher average time deposit balances.
●
The
provision
for
credit
losses
for
the
year
ended
December
31,
2025
decreased
by
$20.4
million
to
$74.9
million,
compared
to $95.3
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
●
Non-interest income
for the
year ended
December 31,
2025 was
$95.4 million,
compared to
$96.2 million
for the
same
period in 2024. The decrease of $0.8 million was driven
by a $1.1 million decrease in service charges and fees on
deposit
accounts and a
$0.3 million decrease
in insurance commission
income, partially offset
by a $0.8
million increase in
card
and processing income due to higher transactional fee income.
●
Non-interest
expenses for
the year
ended December
31, 2025
were $315.2
million, compared
to $308.4
million for
the
same period in 2024.
The increase of $6.8 million
was driven by: (i) a
$7.4 million increase in employees’
compensation
and benefits expenses, mainly related to annual salary merit increases and an increase in bonus incentives, partially offset
by
the
aforementioned
ERC
recorded
during
2025;
(ii)
a
$1.3
million
increase
in
taxes,
other
than
income
taxes,
primarily
related
to higher
municipal license
taxes; and
(iii) a
$1.0 million
increase in
credit and
debit card
processing
fees
driven
by
higher
transactional
volumes.
These
variances
were
partially
offset
by
a $1.4
million
decrease
in
other
non-interest
expenses,
mainly
due
to
a
decrease
in
the
amortization
of
core
deposit
intangible
assets
from
the
Banco
Santander
Puerto
Rico
acquisition,
a
$0.8
million
decrease
in
FDIC
deposit
insurance
expense
driven
by
the
reversal
during
2025 of
the FDIC
special
assessment
charges
that
were recorded
for the
year
ended December
31, 2024,
and a
$0.9 million decrease in business promotion expenses.

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
For
the
year
ended
December
31,
2025,
segment
income
before
taxes
for
the
Commercial
and
Corporate
Banking
segment
remained
relatively flat
at $137.8
million, compared
to $137.9
million for
the same
period in
2024. The
highlights of
the segment’s
financial results are as follows:
●
Net interest income
for the year ended
December 31, 2025 was
$173.8 million, compared
to $157.7 million
for the same
period in
2024. The
increase of
$16.1 million
was primarily
attributable to
a $17.3
million decrease
in the
cost of
funds
charged to
this segment
resulting from
lower interest
rates, partially
offset by
a $2.0
million decrease
in interest
income
mainly associated with the effect of lower interest rates on the downward repricing of variable-rate loans.
●
The provision for
credit losses for
the year ended
December 31, 2025
was an expense of
$4.1 million, compared
to a net
benefit
of $12.9
million
for
the same
period
in 2024.
The expense
recorded
during
2025
was mainly
due
to C&I
loan
growth
and a
deterioration in
the economic
outlook of
the commercial
real estate
property performance
and forecasted
CRE price
index,
partially
offset
by improved
financial
performance
of certain
commercial borrowers.
The net
benefit
recorded
during
2024
was
associated
with
the
improved
financial
condition
of
certain
borrowers;
a
recovery
of
$5.0
million associated
with a
C&I loan
in the
Puerto Rico
region; and
an improvement
on the
economic
outlook of
certain
macroeconomic
variables,
particularly
variables
associated
with
commercial
real
estate
property
performance
and
the
forecasted CRE price index; partially offset by loan growth.
●
Non-interest
income
for
the
year
ended
December
31,
2025
was
$8.1
million,
compared
to
$7.0
million
for
the
same
period
in
2024.
The
increase
of
$1.1
million
was
driven
by
a
$1.4
million
increase
in
service
charges
on
deposits
primarily related to cash management fee income from corporate customers.
●
Non-interest expenses for the year ended December 31, 2025 were $40.0 million, compared to $39.7 million for the same
period in 2024. The increase of $0.3
million was mainly due to a $2.0
million decrease in net gains on OREO
operations,
driven by
a $2.3
million realized
gain on
the sale
of a
commercial real
estate OREO
property in
the Puerto
Rico region
during
2024,
and
a
$0.6
million
increase
in
employees’
compensation
and
benefits
expenses,
driven
by
increases
in
bonus incentives,
partially offset by the aforementioned ERC recorded
during 2025. These variances were partially offset
by lower
management fees,
which
are recorded
as part
of other
non-interest expenses,
and
a decrease
in FDIC
deposit
insurance expense driven
by the reversal
during 2025 of
the FDIC special
assessment charges
that were recorded
for the
year ended December 31, 2024.

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
For the
year ended
December 31,
2025, segment
loss before
taxes for
the Treasury
and Investments
segment increased
to $121.9
million,
compared
to
$120.8
million
for
the
same
period
in
2024,
in
part
due
to
a
$0.4
million
increase
in
net
interest
loss,
which
primarily
reflects
a
$45.8
million
higher
charge
on
funds
loaned
from
the
Consumer
(Retail)
Banking
segment,
which
was
largely
offset by lower interest
expense and higher interest
income. Interest expense decreased
$30.1 million, mainly due to
the redemption of
junior subordinated debentures
during the second
half of 2024
and first half of
2025, reduced interest
expense on brokered
CDs in the
Puerto Rico region, and the repayment in 2025 of $210.0
million of maturing FHLB advances. Interest income increased $15.2 million
primarily due to purchases of higher-yielding debt securities replacing maturing lower-yielding debt securities.
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
For the year
ended December 31,
2025, segment
income before taxes
for the United
States Operations segment
decreased to
$39.2
million, compared to $42.7 million for the same period in 2024. The highlights of the segment’s financial results are
as follows:
●
Net interest
income for
the year
ended December
31, 2025
was $87.3
million, compared
to $78.0
million for
the same
period in
2024. The
increase of $9.3
million was mainly
related to higher
interest income on
loans due
to an increase
in
average
loan
balances
on
commercial
loans,
partially
offset
by
the
effect
of
lower
interest
rates
on
the
downward
repricing
of
variable-rate
commercial
loans,
as
well
as
higher
interest
expense
on
deposits
due
to
an
increase
in
the
average deposit balances, which outweighed the impact of lower rates paid on deposits during 2025.
●
The provision for
credit losses for
the year ended
December 31, 2025
was an expense of
$5.7 million, compared
to a net
benefit
of
$6.7
million
for
the
same
period
in
2024.
The
expense
recorded
during
2025
was
mainly
due
to
C&I
loan
growth
and a
deterioration in
the economic
outlook of
the commercial
real estate
property performance
and forecasted
CRE price index.
Meanwhile, the net benefit recorded during 2024 was associated with an improvement on the economic
outlook
of
certain
macroeconomic
variables,
particularly
variables
associated
with
commercial
real
estate
property
performance and the forecasted CRE price index; and $1.2
million in recoveries of two commercial loans; partially
offset
by loan growth.

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
activities.
For the year
ended December 31,
2025, segment income
before taxes for
the Virgin
Islands Operations segment
was $29.1 million,
compared to $29.7 million for the same period in 2024. The highlights of the segment’s financial results are as follows
:
●
Net interest
income for
the year
ended December
31, 2025
was $65.8
million, compared
to $60.7
million for
the same
period
in
2024.
The
increase
of
$5.1
million
was
mainly
related
to
higher
average
loan
balances
on
commercial
and
construction
loans
and
lower
interest
rates
paid
on
government
time
deposits,
partially
offset
by
the
effect
of
lower
interest rates on the downward repricing of variable-rate commercial loans.
●
The provision for
credit losses for
the year ended
December 31, 2025
was an expense of
$1.9 million, compared
to a net
benefit of $0.2
million for the
same period in
2024. The expense
recorded during 2025
was mainly due
to an increase
in
the
provision
for
credit
losses
for
the
commercial
and
construction
loan
portfolios
due
to
C&I
loan
growth
and
a
deterioration
in
the
economic
outlook
of
the
commercial
real
estate
property
performance
and
forecasted
CRE
price
index,
partially
offset
by
a
decrease
in
the
provision
for
credit
losses
for
the
consumer
loan
portfolio
due
to
updated
historical loss experience and reductions in the unsecured loan portfolio.
●
Non-interest expenses for the year ended December 31, 2025 were $44.3 million, compared to $41.1 million for the same
period
in 202
4.
The
increase of
$3.2 million
was mainly
associated with
a
$2.8 million
valuation
adjustment
recorded
during
2025
in
connection
with
an
ongoing
litigation
which
could
result
in
a
potential
loss
of
title
of
a
commercial
OREO property in the Virgin
Islands region.

FINANCIAL CONDITION AND OPERATING
DATA
ANALYSIS
Financial Condition
The following table presents an average balance sheet of the Corporation for the indicated
periods:
December 31,
2025 2024 2023
(In thousands)
ASSETS
Interest-earning assets:
Money market and other short-term investments
$ 943,731 $ 710,945 $ 584,083
U.S. and Puerto Rico government obligations
1,810,308 2,517,327 2,843,284
MBS
3,346,069 3,348,925 3,702,908
FHLB stock
27,296 34,161 36,606
Other investments
20,390 18,510 14,167
Total investments
6,147,794 6,629,868 7,181,048
Residential mortgage loans
2,868,887 2,816,732 2,814,102
Construction loans
244,769 221,822 172,952
Commercial loans
5,968,858 5,606,827 5,244,503
Finance leases
899,270 879,437 789,870
Consumer loans
2,840,369 2,830,678 2,704,877
Total loans
12,822,153 12,355,496 11,726,304
Total interest-earning assets, excluding valuation
allowances on investment securities and total ACL
18,969,947 18,985,364 18,907,352
Total non-interest-earning assets 786,155 834,855 838,955
Valuation allowances on investment securities and total ACL (1) (691,681) (858,863) (1,039,884)
Total assets
$ 19,064,421 $ 18,961,356 $ 18,706,423
LIABILITIES
Interest-bearing liabilities:
Time deposits
$ 3,280,404 $ 2,999,078 $ 2,590,313
Brokered CDs
543,154 627,454 348,829
Other interest-bearing deposits
7,467,571 7,567,514 7,664,793
Interest-bearing deposits
11,291,129 11,194,046 10,603,935
Securities sold under agreements to repurchase
161 245 54,570
Advances from the FHLB
347,370 500,055 541,000
Other borrowings
15,694 146,044 171,184
Total interest-bearing liabilities
11,654,354 11,840,390 11,370,689
Total non-interest-bearing liabilities (2) 5,570,267 5,556,423 5,950,495
Total liabilities
17,224,621 17,396,813 17,321,184
STOCKHOLDERS’ EQUITY
Stockholders’ equity
1,839,800 1,564,543 1,385,239
Total liabilities and stockholders’ equity $ 19,064,421 $ 18,961,356 $ 18,706,423
(1) Includes, among other things, the ACL on loans and finance leases and debt securities, as well as unrealized gains and losses on available-for-sale debt securities.
(2) Includes, among other things, non-interest-bearing deposits.
The Corporation’s
total average assets
were $19.1
billion for the
year ended December
31, 2025, compared
to $19.0 billion
for the
year
ended December
31, 2024,
a net
increase
of $103.1
million.
The variance
primarily reflects
the following:
(i) a
$466.7 million
increase in
the average balance
of total
loans, primarily
in the
commercial and
construction loan
portfolios; (ii)
an increase
of $232.8
million
in
the
average
balance
of
interest-bearing
cash,
which
consisted
primarily
of
deposits
maintained
at
the
FED;
and
(iii)
a
decrease
of
$156.8
million
in
unrealized
losses
on
available-for-sale
debt
securities.
These
variances
were
partially
offset
by
a
decrease of $709.9 million
in debt securities, mainly due
to maturities and principal
repayments of U.S. agencies MBS
and debentures
and U.S. Treasury securities,
net of purchases.
The
Corporation’s
total
average
liabilities
were
$17.2
billion
for
the
year
ended
December
31,
2025,
a
net
decrease
of
$172.2
million compared
to December 31,
2024. The net
decrease was related
to a decrease
of $283.1
million in the
average balance
of total
borrowings,
mostly
associated
with
FHLB
advances
that
matured
and
were
repaid
in
2025
and
the
redemption
of
the
remaining
outstanding TruPS,
partially offset
by a $97.1
million increase in
the average
balance of interest-bearing
deposits and a
$13.8 million
increase in the average balance of non-interest-bearing liabilities, primarily in non-interest-bearing deposits.

Assets
The Corporation’s
total assets were
$19.1 billion as
of December
31, 2025, a
decrease of $160.0
million from December
31, 2024,
primarily
related to
a decrease
in cash
and cash
equivalents
resulting
from the
repayment of
long-term borrowing
and a
decrease in
total deposits,
partially offset
by an
increase in total
loans and
an increase in
the fair value
of available-for-sale
debt securities
due to
changes in market interest rates.
Loans Receivable, including Loans Held for Sale
As of
December 31,
2025, the
Corporation’s
total loan
portfolio before
the ACL
amounted to
$13.1 billion,
an increase
of $380.2
million
compared
to December
31, 2024,
of which
$347.8 million
was in
commercial
and construction
loans. In
the Florida
region,
commercial and
construction loans
increased by
$179.4 million,
of which
$129.2 million
was in
C&I loans
and $92.2
million was
in
commercial mortgage
loans. In
the Puerto
Rico region,
commercial and
construction loans
increased by
$113.4 million
driven by
the
origination of
several C&I
term loans,
each in
excess of
$15 million,
that increased
the portfolio
balance by
$141.4 million;
a $67.9
million
increase
in construction
loans; and
higher utilization
of C&I
lines of
credit; partially
offset
by the
payoff
of a
$73.8
million
commercial mortgage
loan in the
hospitality industry;
the repayment of
a $36.8 million
C&I term loan;
and a $42.1
million reduction
in the balance of floor
plan lines of credit. In the
Virgin Islands
region, commercial and construction
loans increased by $55.0 million,
in part due to a $40.2 million disbursement of a government line of credit.
As
of
December
31,
2025,
the Corporation’s
loans
held-for-investment
portfolio
was
comprised
of
commercial
and
construction
loans (49%),
consumer loans
and finance
leases (29%),
and residential
real estate
loans (22%).
Of the
total gross
loan portfolio
held
for investment
of $13.1
billion as
of December
31, 2025,
the Corporation
had credit
risk concentration
of approximately
77% in
the
Puerto Rico region,
19% in the
United States region
(mainly in the
state of Florida),
and 4% in
the Virgin
Islands region, as
shown in
the following table:
As of December 31, 2025 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,227,053 $ 150,551 $ 530,698 $ 2,908,302
Construction loans 249,466 14,174 1,928 265,568
Commercial mortgage loans 1,690,176 73,751 790,325 2,554,252
C&I loans 2,348,274 170,728 1,169,356 3,688,358
Total commercial loans
4,287,916 258,653 1,961,609 6,508,178
Consumer loans and finance leases 3,636,072 66,947 5,857 3,708,876
Total loans held for investment,
gross
$ 10,151,041 $ 476,151 $ 2,498,164 $ 13,125,356
Loans held for sale 16,697 - - 16,697
Total loans, gross
$ 10,167,738 $ 476,151 $ 2,498,164 $ 13,142,053
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
$ 10,022,128 $ 429,478 $ 2,294,950 $ 12,746,556
Loans held for sale 14,558 434 284 15,276
Total loans, gross
$ 10,036,686 $ 429,912 $ 2,295,234 $ 12,761,832
First
BanCorp.
relies
primarily
on
its
retail
network
of
branches
to
originate
residential
and
consumer
personal
loans.
The
Corporation
manages
its construction
and
commercial
loan originations
through
centralized
units
and
most
of
its originations
come
from existing customers,
as well as through
referrals and direct
solicitations. Auto loans
and finance
leases originations rely
primarily
on the relationships with auto dealers and dedicated sales professionals who serve selected locations in order to facilitate originations.

The following table sets forth certain additional data (including loan production)
related to the Corporation's loan portfolio net of the
ACL on loans and finance leases as of and for the indicated dates:
For the Year
Ended December 31,
2025 2024 2023
(Dollars in thousands)
Beginning balance as of January 1 $ 12,517,890 $ 11,931,008 $ 11,304,667
Residential real estate loans originated 500,633 460,726 424,641
Construction loans originated 148,767 207,421 154,720
C&I and commercial mortgage loans originated and purchased 3,198,662 3,113,258 2,750,817
Finance leases originated 240,030 263,693 327,528
Consumer loans originated 1,264,454 1,372,537 1,468,794
Total loans originated and purchased 5,352,546 5,417,635 5,126,500
Sales of loans (170,249) (165,533) (155,733)
Repayments and other decreases
(1)
(4,807,171) (4,665,220) (4,344,426)
Net increase 375,126 586,882 626,341
Ending balance as of December 31 $ 12,893,016 $ 12,517,890 $ 11,931,008
Percentage increase 3.00% 4.92% 5.54%
(1)
Includes, among other things, the change in the ACL on loans and finance leases and cancellation of loans due to the repossession of the collateral and loans repurchased.
Residential
mortgage
loan
originations
for
the
year
ended
December
31,
2025
amounted
to
$500.6
million,
compared
to
$460.7
million for
2024. The increase
in residential
mortgage loan originations
of $39.9 million
mainly consisted
of a $56.3
million increase
in the Puerto Rico region, partially offset by a $18.2 million decrease in Florida region.
See “Risk Management –
Exposure to Puerto Rico Government”
and “Risk Management –
Exposure to USVI Government”
below
for information on the Corporation’s
credit exposure to PR and USVI government entities.
As of
December
31,
2025,
the Corporation’s
total
commercial
mortgage
loan
exposure
amounted
to
$2.6
billion,
or 19%
of
the
total loan portfolio. In terms of
geography, $1.7 billion
of the exposure was in the Puerto
Rico region, $0.8 billion of the exposure
was
in the
Florida region,
and $0.1
billion of
the exposure
was in
the Virgin
Islands region.
The $1.7
billion exposure
in the
Puerto Rico
region was
comprised mainly
of 40%
in the
retail industry,
26% in
office real
estate, and
19% in
the hotel
industry.
The $0.8
billion
exposure
in the
Florida region
was comprised
mainly of
36% in
the retail
industry,
20% in
the hotel
industry,
and 6%
in office
real
estate.
Of
the
Corporation’s
total
commercial
mortgage
loan
exposure
of
$2.6
billion,
$563.0
million
matures
within
the
next
12
months and has a weighted-average
interest rate of approximately 5.64%.
Commercial mortgage loan exposure
in the office real estate
industry,
which
matures
within
the
next
12
months,
amounted
to
$136.3
million
and
has
a
weighted-average
interest
rate
of
approximately 5.53%.
As of
December
31, 2025
and 2024,
the Corporation’s
total exposure
to shared
national credit
(“SNC”) loans
(including
unused
commitments) amounted
to $1.1 billion
and $1.3 billion,
respectively.
As of December
31, 2025, approximately
$333.4 million of
the
SNC exposure is related to the portfolio in the Puerto Rico region and $796.9 million is related to the portfolio in the Florida region.
Commercial and
construction loan
originations (excluding
government loans)
for the
year ended
December 31,
2025 amounted
to
$3.2
billion,
compared
to
$3.1
billion
for
2024.
The
increase
of
$28.0
million
for
the
year
ended
December
31,
2025
was
mainly
related
to
a $64.7
million
increase
in
the
Florida
region,
mainly
in
commercial
mortgage
loans;
and
a $14.2
million
increase
in
the
Virgin
Islands
region,
of
which
$10.3
million
was
in
construction
loans.
These
variances
were
partially
offset
by
a
$50.9
million
decrease
in Puerto
Rico region,
driven by
a $175.0
million decrease
in the
floor plan
portfolio and
a $151.5
million decrease
in the
commercial
mortgage
loans; partially
offset
by a
$306.6 million
increase
in C&I
loans,
driven
by higher
utilization
of C&I
lines of
credit and the origination of several C&I relationships, each in excess of $25 million, with an aggregate balance of $223.6 million.
Government loan originations for the year ended December
31, 2025 amounted to $178.3 million, compared to $179.5 million for the
comparable period in 2024.
Originations of
auto loans (including
finance leases) for
the year ended
December 31, 2025
amounted to $868.4
million, compared
to $933.9 million for
the same period in
2024. Other consumer loan
originations, other than credit
cards, for the year
ended December
31,
2025 amounted
to $217.2
million,
compared
to
$236.7 million
for
the
same period
in
2024.
Most of
the decreases
in
auto
loan
originations
and
other
consumer
loan
originations
were
in
the
Puerto
Rico
region.
The
utilization
activity
on
the
outstanding
credit
card
portfolio
for
the
year
ended
December
31,
2025
amounted
to
$418.9
million,
compared
to
$465.6
million
for
the
comparable
period in 2024.

Maturities of Loans Receivable
The following tables
present the loans
held for investment
portfolio as of
December 31, 2025
by remaining contractual
maturities and
interest rate type:
After One Year After Five Years
Total Portfolio One Year or Less Through Five Years Through 15 Years After 15 Years
(In thousands)
Residential mortgage $ 102,955 $ 432,009 $ 1,158,138 $ 1,215,200 $ 2,908,302
Construction loans
56,424 127,183 79,944 2,017 265,568
Commercial mortgage loans 700,924 1,517,427 332,225 3,676 2,554,252
C&I loans 1,545,796 1,784,328 355,467 2,767 3,688,358
Consumer loans 1,176,472 2,300,231 231,902 271 3,708,876
Total loans
(1)
$ 3,582,571 $ 6,161,178 $ 2,157,676 $ 1,223,931 $ 13,125,356
Amount due in one year or less at: Amount due after one year:
Total Portfolio
Fixed Interest Rates
Variable Interest
Rates
Fixed Interest Rates
Variable Interest
Rates
Residential mortgage $ 99,487 $ 3,468 $ 2,645,663 $ 159,684 $ 2,908,302
Construction loans
34,122 22,302 173,453 35,691 265,568
Commercial mortgage loans 499,456 201,468 1,446,555 406,773 2,554,252
C&I loans 390,630 1,155,166 699,228 1,443,334 3,688,358
Consumer loans 953,917 222,555 2,527,413 4,991 3,708,876
Total loans
(1)
$ 1,977,612 $ 1,604,959 $ 7,492,312 $ 2,050,473 $ 13,125,356
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
Treasury
securities,
U.S.
GSEs’ obligations,
and fixed-rate GSEs’
MBS. The Corporation’s
total available-for-sale
debt securities portfolio
as of December
31,
2025
amounted
to
$4.6
billion,
an
$11.3
million
decrease
from
December
31,
2024.
The
decline
was
driven
by
$1.6
billion
in
maturities,
of which $1.1
billion were
U.S. agencies debentures
and $535.1
million were U.S.
Treasury securities,
and $536.2
million
in
principal
repayments
of
U.S.
agencies
MBS
and
debentures.
These
factors
were
partially
offset
by
$1.9
billion
in
purchases,
of
which $974.9 million were
U.S. agencies MBS and debentures
with an average yield of 4.76%,
including $872.1 million of residential
MBS; and
$963.2
million were
U.S. Treasury
securities with
an average
yield of
4.02%; and
a $212.4
million increase
in fair
value
attributable to
changes in
market interest
rates. As
of December
31, 2025,
the Corporation
had a
net unrealized
loss on
available-for-
sale
debt
securities
of
$347.2
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
$184.4
million
(fair
value
of
$178.8
million) as of
December 31, 2025,
compared to $225.3
million as of
December 31, 2024.
The decrease
in GSEs’ MBS
was driven
by
$41.1 million in principal
repayments. Held-to-maturity debt
securities also include $80.9
million as of December
31, 2025, compared
to $92.4 million as of December 31, 2024, of financing
arrangements with the government issued in bond form, which
the Corporation
accounts
for
as
securities,
but
which
were
underwritten
as
loans
with
features
that
are
typically
found
in
commercial
loans.
The
decrease in government
bonds was driven by
$12.6 million in
principal repayments. As
of December 31,
2025, approximately 59%
of
the Corporation’s government bonds
consisted of obligations issued by three of the largest municipalities in Puerto
Rico.
As
of
December
31,
2025,
cash
inflows
expected
to
be
received
during
the
next
twelve
months
from
maturities
and
expected
prepayments of
the debt securities
portfolio (excluding
U.S. Treasury
securities) amounted
to approximately
$1.1 billion
and have
an
average yield of 2.41%. These inflows are expected to
be redeployed to fund loan growth, reinvested into higher-yielding securities, or
used to
repay maturing
brokered CDs.
See Note
2 –
“Debt Securities”
for information
and details
about the
Corporation’s
available-
for-sale debt securities portfolio.
See
“Risk Management
–
Exposure
to Puerto
Rico
Government”
below
for
information
and
details
about
the Corporation’s
total
direct exposure
to the
Puerto Rico
government, including
municipalities,
and “Risk
Management
– Credit
Risk Management”
below
and Note 2 – “Debt Securities” for the ACL of the exposure to government bonds.

The carrying
values of
debt securities
as of
December 31,
2025 and
2024 by
contractual maturity
(excluding MBS)
and weighted-
average yield, are shown below:
December 31, 2025 December 31, 2024
Weighted-
Average Yield
%
Carrying
Amount
Weighted-
Average Yield
%
Carrying
Amount
(Dollars in thousands)
U.S government and agencies obligations:
Due within one year 2.54
$
895,052 0.79
$
1,127,041
After 1 to 5 years 1.45 483,916 0.96 764,679
After 5 to 10 years 4.75 14,985 - -
After 10 years 3.97 6,501 4.73 7,800
2.19 1,400,454
(1)
0.87 1,899,520
Puerto Rico government obligation:
After 10 years
(2)
- 1,620 - 1,620
MBS:
Residential MBS:
FHLMC
1.72 901,779 1.58 923,501
GNMA
2.50 196,569 2.47 203,383
FNMA
1.90 1,138,925 1.69 1,128,379
CMOs
3.94 819,807 2.92 351,114
Private Label MBS
5.92 3,266 6.62 4,195
Commercial MBS 2.35 276,007 2.65 277,934
Total MBS
2.41 3,336,353 1.95 2,888,506
Other:
Due within one year
- - 2.32 1,000
Government bonds:
Due within one year
4.94 1,044 5.07 2,214
After 1 to 5 years
7.05 54,611 7.33 61,289
After 5 to 10 years
4.78 10,376 5.79 13,184
After 10 years
7.46 14,870 8.07 15,755
6.81 80,901 7.18 92,442
ACL on held-to-maturity debt securities - (733) - (802)
Total debt securities
2.41 $ 4,818,595 1.65 $ 4,882,286
(1)
Includes approximately $566.3 million in callable
debt securities with an average yield of 1.52%,
of which approximately 58% were purchased
at a discount and 4% at a premium. See “Risk
Management” below
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
model
validation
of
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
reports
to
the
Committee
matters
related
to
the
enterprise
risk
management
framework
of
the
Corporation, including, but not limited to:
● The risk governance structure;
●
The risk assessments and profile of the Corporation;
●
The Corporation’s risk appetite statement
and risk tolerance;
●
The risk management
strategy and associated risk
management initiatives and
how both support the
business strategy
and business model of the Corporation; and
● The Corporate Incident Response Program
Other Management Committees
As
part
of
its
governance
framework,
the
Corporation
has
various
additional
risk
management-related
committees.
These
committees are
jointly responsible
for ensuring
adequate risk
measurement and
management in
their respective
areas of authority.
At
the
management
level,
these
committees
include
the
Management’s
Investment
and
Asset
Liability
Committee
(the
“MIALCO”),
Information Technology
Steering Committee,
Bank Secrecy
Act Committee,
Credit Committees
(consisting of
a Credit
Management
Committee
and
a
Delinquency
Committee),
Vendor
Management
Committee,
ESG
Committee,
Community
Reinvestment
Act
Executive
Committee,
Anti-Fraud
Committee,
Regulatory
Compliance
Committee,
Regulatory
Reporting
Committee,
Complaints
Management
Committee,
Project
Portfolio
Management
Committee,
Current
Expected
Credit Losses
(“CECL”)
Committee,
Capital
Planning Committee, Business Continuity Committee, Emergency
Committee, and Data Governance Council.
Officers
As part of its governance framework, the following officers
play a key role in the Corporation’s risk
management process:
●
The CEO
is responsible
for
the overall
risk governance
structure of
the Corporation.
The CEO
is ultimately
responsible
for
business strategies, strategic objectives, risk management priorities, and policies.
●
The General Auditor
is responsible for leading
the corporate internal audit
function and reporting matters
directly to the Audit
Committee and administratively to the Legal Counsel.
●
The
Chief Operating
Officer
(“COO”)
manages
the Corporation’s
operational
framework,
including
information
technology
(“IT”),
facilities,
banking
operations,
corporate
security,
and
enterprise
architecture.
The
COO,
together
with
the
Chief
Information
Officer
(“CIO”),
jointly
oversee
the
effective
and
efficient
execution
of
the
various
technology
initiatives
to
support
the
Corporation’s
growth
and
improve
overall
efficiency.
The
Chief
Information
Security
Officer
(“CISO”),
who
reports to
the Security
and Facilities
Management Director,
leads the
Corporate Security
Office (“CSO”),
which manages
the
controls
designed
to
identify,
detect,
protect
against,
respond
to,
and
recover
from
physical
and
logical
events,
including
cybersecurity
threats and
cybersecurity incidents,
and
is responsible
for
developing
and implementing
a CISP
and
reporting
regularly to the
Risk Committee. The
COO together with
the Chief Lending
Officer manages and
oversees the areas
of Credit
Risk
and
Credit
Administration
including
the
approval
of
loans
and
reporting
to
the
Board
regarding
Credit
Management
activities
as required
by
lending
authorities.
The COO
jointly
with
the
Chief
Lending
Officer,
the Credit
Risk Director,
the
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
The
CFO,
jointly
with
the
CAO,
are
responsible
for
the
management
of
the
CECL/allowance
quarterly
financial assessment.
●
The CRO,
who reports
to the
CFO, is
responsible for
the oversight
of the
risk management
of the
Corporation as
well as
the
risk
governance
processes.
The
CRO
monitors
key
risks
and
manages
the
operational
risk
program.
The
CRO
provides
the
leadership and strategy for the
Corporation’s risk
management and monitoring activities and
is responsible for the oversight of
regulatory
compliance,
loan
review,
model
risk,
and
operational
risk
management.
The
CRO
reports
regularly
to
the
Risk
Committee
of
the
Board
on
risk
management
activities
including
risk
assessments,
risk
tolerances,
regulatory
matters,
and
emerging
risks. The
CRO also
supervises
the Corporate
Incident
Response Program.
The Internal
Controls
and
Model Risk
Director,
IT
Risk
Director,
Retail
Quality
Assurance
Manager,
Governance
and
Regulatory
Affairs
Director
and
Corporate
Risk Managers assist the CRO in
the monitoring of key risks and oversight of
risk management practices. The CRO assists
the
CFO
in
the
review
and
oversight
of
the
Corporation’s
internal
control
over
financial
reporting
and
disclosure
controls
and
procedures. The CRO reports functionally to the BOD Risk Committee and administratively to the CFO.
●
The Corporate Strategic
and Business Development
Director is responsible
for the development
of the Corporation’s
strategic
and
business
plan,
by
coordinating
and
collaborating
with
the
executive
team
and
all
corporate
groups
involved
with
the
strategic and business planning process.
●
The
Corporate
Strategy
and
Investor
Relations
Division
Director
is
responsible
for
managing
communications
with
the
investor
community
and
sell-side
research
analysts
and
for
coordinating
and
collaborating
with
the
executive
team
and
all
corporate groups involved with the adequate execution of the strategic and business planning process.
●
The
Chief
Consumer
Officer
and
Corporate
Chief
of
Staff
is
responsible
for
the
oversight
of
the
mortgage,
unsecured
consumer lending,
auto, leasing,
and insurance
lines of
business, as
well as
the oversight
of the
Corporation’s
human capital
strategic plan.
The Human
Resources Director
supports the
Chief Consumer
Officer
and Corporate
Chief of
Staff
in leading
the human capital and talent management efforts.
●
The
Compliance
Director
is
responsible
for
oversight
of
regulatory
compliance.
The
Compliance
Director
implements
an
enterprise-wide compliance
risk assessment,
and monitors
compliance with
significant regulations.
The Compliance
Director
is responsible for building awareness of and educating business units and subsidiaries on regulatory risks.
●
The General
Counsel is
responsible
for
the oversight
of legal
risks, including
matters such
as contract
structuring,
litigation
risk,
and
all
legal-related
aspects
of
the
Corporation’s
business.
The
General
Counsel
is
also
responsible
of
managing
and
overseeing
the Regulatory
Compliance and
Bank Secrecy
Act (“BSA”)
business units.
The Corporate
Affairs Officer
assists
the
General
Counsel
with
various
legal
areas,
including,
but
not
limited
to
SEC
reporting
matters,
insurance
coverage
and
liability, and the Sustainability
Program.
Effective
June
30,
2026,
Orlando
Berges
will
retire
from
the
Corporation,
concluding
his
service
as
CFO.
The
Corporation
has
appointed
Said
Ortiz, currently
serving
as CAO,
to succeed
Mr.
Berges
as CFO,
effective
July 1,
2026.
For
additional
information,
please refer to our Current Report on Form 8-K, which was filed with the
SEC on February 9, 2026.

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
COO.
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
to $658.6
million as
of December
31, 2025,
compared to
$1.2 billion
as of
December 31,
2024. When
adding
$1.9 billion of free high-quality liquid securities that could be liquidated or pledged within one day (which includes assets such as U.S.
government
and
GSEs
obligations),
the
total
core
liquidity
amounted
to
$2.6
billion
as
of
December
31,
2025,
or
13.54%
of
total
assets, compared to $2.4 billion, or 12.54% of total assets as of December
31, 2024.
In addition
to the aforementioned
$2.6 billion in
cash and free
high quality
liquid assets, the
Corporation had $1.1
billion available
for credit with the
FHLB based on the
value of loan and
securities collateral pledged
with the FHLB. As
such, the basic liquidity
ratio
(which adds
such available
secured lines of
credit to the
core liquidity) was
approximately 19.39%
of total assets
as of December
31,
2025,
compared to 17.27% of total assets as of December 31, 2024.
Further,
the
Corporation
also
maintains
borrowing
capacity
at
the
FED
Discount
Window
and
had
approximately
$2.6
billion
available
for
funding
under
the
FED’s
Borrower-in-Custody
(“BIC”)
Program
as
of
each
of
December
31,
2025
and
2024
as
an
additional source of liquidity.
Total loans
pledged to the FED BIC Program
amounted to $3.4 billion as
of each of December 31,
2025
and
December
31,
2024.
The
Corporation
does
not
rely
on
uncommitted
inter-bank
lines
of
credit
(federal
funds
lines)
to
fund
its
operations. In
the aggregate,
as of December
31, 2025, the
Corporation had
$6.3 billion
available to meet
liquidity needs, or
132% of
estimated uninsured
deposits, excluding
fully collateralized
government deposits,
compared to
$5.9 billion
or 124%,
respectively,
as
of December 31, 2024.
Liquidity
at
the Bank
level
is highly
dependent
on
bank deposits,
which
fund
87.5%
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
December 31, 2025 December 31, 2024
(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Construction undisbursed funds
$ 191,879 $ 283,302
Unused credit card lines
760,531 787,849
Unused personal lines of credit
34,932 37,140
Commercial lines of credit
1,146,541 1,053,938
Letters of credit:
Commercial letters of credit
32,252 41,738
Standby letters of credit
21,430 24,635
The
Corporation
engages
in
the ordinary
course
of business
in
other
financial
transactions
that
are not
recorded
on the
balance
sheet
or
may
be
recorded
on
the
balance
sheet
in
amounts
that
are
different
from
the
full
contract
or
notional
amount
of
the
transaction
and, thus,
affect
the Corporation’s
liquidity position.
These transactions
are designed
to (i)
meet the
financial needs
of
customers, (ii) manage the
Corporation’s credit,
market and liquidity risks, (iii)
diversify the Corporation’s
funding sources, and (iv)
optimize capital.
In addition to the
aforementioned off-balance
sheet debt obligations
and unfunded commitments
to extend credit,
the Corporation
has obligations and commitments to make future
payments under contracts, amounting to approximately
$4.5 billion as of December
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
Deposits
The following table presents the composition of total deposits as of the indicated
dates:
As of December 31,
2025 2024
(Dollars in thousands)
Interest-bearing checking accounts $ 3,512,649 $ 4,308,116
Interest-bearing saving accounts 3,452,192 3,530,382
Time deposits 4,155,886 3,485,262
Interest-bearing deposits
(1)
11,120,727 11,323,760
Non-interest-bearing deposits 5,549,416 5,547,538
Total $ 16,670,143 $ 16,871,298
Interest-bearing deposits:
Average balance
outstanding
$ 11,291,129 $ 11,194,046
Weighted average
rate during the period on interest-bearing deposits
2.11% 2.26%
Non-interest-bearing deposits:
Average balance
outstanding
$ 5,389,187 $ 5,351,124
(1)
The weighted-average interest rate on total interest-bearing deposits as of December 31, 2025 and 2024 was 2.07% and 2.18%,
respectively.
Retail
and
commercial
core
deposits
–
The
Corporation’s
deposit
products
include
regular
saving
accounts,
demand
deposit
accounts, money market accounts,
and retail CDs. As of December 31,
2025 and 2024, the Corporation’s
core deposits, which exclude
government
deposits
and
brokered
CDs,
totaled
$13.1
billion
and
$12.9
billion,
respectively.
The
$193.3
million
increase
in
such
deposits
was
driven
by
increases
of
$277.1
million
in
the
Puerto
Rico
region,
partially
offset
by
an
$89.9
million
decrease
in
the
Florida region.
This increase
includes a $418.0
million increase
in time
deposits, and
a $34.6 million
increase in non-interest-bearing
deposits,
partially offset by a $259.3 million decrease in interest-bearing non
-maturity deposits.
Government
deposits
(fully
collateralized)
–
As
of
December
31,
2025,
the
Corporation
had
$2.5
billion
of
Puerto
Rico
public
sector deposits
($2.3 billion
in transactional
accounts and
$225.8 million
in time
deposits), compared
to $3.1
billion as
of December
31, 2024. Government
deposits are insured
by the FDIC up
to the applicable
limits and the uninsured
portions are fully
collateralized.
Approximately 23% of the
public sector deposits as of
December 31, 2025 were
from municipalities and municipal
agencies in Puerto
Rico and 77% were from public corporations, the central
government and its agencies, and U.S. federal government agencies in Puerto
Rico.
The
uninsured
portions of
government
deposits were
collateralized
by securities
and
loans with
an amortized
cost of
$3.0
billion
and $3.7 billion
as of December
31, 2025 and
2024, respectively,
and an estimated
market value of
$2.8 billion and
$3.3 billion as
of
December
31, 2025
and 2024,
respectively.
In addition
to securities
and
loans, as
of December
31, 2025
and 2024,
the Corporation
used $225.0 million and $175.0 million, respectively,
in letters of credit issued by the FHLB as pledges for a portion of public deposits in the Virgin Islands.

Estimate of
Uninsured
Deposits
–
As of
December
31,
2025
and
2024,
the estimated
amounts
of uninsured
deposits
totaled
$7.5
billion
and
$8.1
billion,
respectively,
including
government
deposits,
generally
representing
the
portion
of
deposits
that
exceed
the
FDIC
insurance
limit
of
$250,000
and
amounts
in
any
other
uninsured
deposit
account.
As
of
December
31,
2025
and
2024,
the
uninsured portion
of fully
collateralized government
deposits amounted
to $2.7
billion and
$3.3 billion,
respectively.
Excluding fully
collateralized government deposits, the estimated amounts
of uninsured deposits amounted to $4.8 billion,
which represents
29.79%
of
total deposits (excluding brokered CDs), as of December 31, 2025, compared to $4.8 billion, or 29.36%, as of December 31, 2024.
The
estimated
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
31, 2025:
(In thousands)
3 months or
less
3 months to
6 months
6 months to
1 year Over 1 year Total
U.S. time deposits in excess of FDIC insurance limits
$ 622,714 $ 162,414 $ 265,859 $ 188,645 $ 1,239,632
Other uninsured time deposits
$ 19,858 $ 15,429 $ 14,392 $ 4,029 $ 53,708
Brokered
CDs
–
Total
brokered
CDs
increased
by
$115.4
million
to
$593.6
million
as
of
December
31,
2025,
primarily
in
the
Florida region.
The increase reflects
$371.8 million
of new issuances
with original
average maturities
of approximately
1.2 years
and
an all-in cost
of 4.11%,
partially offset by
maturing brokered CDs
amounting to $256.4
million with an all-in
cost of 4.76%
that were
paid off during 2025.
The average remaining term to maturity of the brokered CDs outstanding as of December 31, 2025 was approximately 1.0 year.
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
The
following
table
presents
the
remaining
contractual
maturities
and
weighted-average
interest
rates
of
brokered
CDs
as
of
December 31, 2025:
Total
Weighted-average
interest rate %
(In thousands)
Three months or less $ 119,459 4.30
Over three months to six months 92,153 4.17
Over six months to one year 182,339 3.97
Over one year to two years
141,187 3.85
Over two years to three years
33,097 4.38
Over three years to four years
9,848 4.05
Over four years to five years
5,950 4.63
Over five years
9,522 4.60
Total
$ 593,555 4.08
Refer to
“Net Interest
Income” above
for information
about average
balances of
interest-bearing deposits
and the
average interest
rate paid on such deposits for the years ended December 31, 2025, 2024 and 2023.

Borrowings
As of December 31, 2025, total borrowings amounted to $290.0 million, compared to $561.7 million as of December 31, 2024.
Advances
from
the
FHLB
–
The
Bank
is
a
member
of
the
FHLB
system
and
obtains
advances
to
fund
its
operations
under
a
collateral
agreement
with
the
FHLB
that
requires
the
Bank
to
maintain
qualifying
mortgages
and/or
investments
as
collateral
for
advances
taken.
As
of
December
31,
2025
and
2024,
the
outstanding
balance
of
long-term
fixed-rate
FHLB
advances
was
$290.0
million
and
$500.0
million,
respectively.
Of
the
$290.0
million
in
FHLB
advances
as
of
December
31,
2025,
$190.0
million
were
pledged with
investment securities and
$100.0 million
were pledged
with mortgage
loans. As of
December 31,
2025, the Corporation
had $1.1 billion available for additional credit on FHLB lines of credit based on collateral pledged at the FHLB of New York.
The following
table presents the
remaining contractual
maturities and
weighted-average interest
rates of
advances from
the FHLB
as of December 31, 2025:
Total
Weighted-average
interest rate %
(In thousands)
Three months or less $ 90,000 4.49
Over one year to two years 200,000 4.25
Total
(1)
$
290,000 4.32
(1) Average remaining term to maturity
of 1.36 years.
Securities
sold
under
agreements
to
repurchase
–
From
time
to
time,
the
Corporation
enters
into
repurchase
agreements
as
an
additional source of funding. As of each of December 31, 2025 and 2024, there were no outstanding repurchase agreements.
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
See Note 24 – “First BanCorp.
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
Corporation’s
long-term
issuer
credit
ratings
are
BB+
from
Fitch
and
BBB
from
Kroll
Bond
Rating
Agency (“KBRA”).
As of
the date
hereof, FirstBank’s
long-term issuer
credit ratings
are BB+
from Fitch,
which is
one notch
below
the minimum
BBB- level required
to be considered
investment grade,
and BBB+ from
KBRA, which is
considered investment
grade.
The Corporation’s
credit ratings
are dependent
on a
number of
factors, both
quantitative and
qualitative, and
are subject
to change
at
any time. The disclosure
of credit ratings is
not a recommendation
to buy,
sell or hold the Corporation’s
securities. Each rating should
be evaluated independently of any other rating.
Cash Flows
Cash
and
cash
equivalents
were
$658.6
million
as
of
December
31,
2025,
a
decrease
of
$500.8
million
when
compared
to
December
31,
2024.
The
following
discussion
highlights
the
major
activities
and
transactions
that
affected
the
Corporation’s
cash
flows during 2025 and 2024:
Cash Flows from Operating Activities
First BanCorp.’s
operating assets and
liabilities vary significantly
in the normal course
of business due to
the amount and timing
of
cash flows.
Management believes
that cash
flows from
operations, available
cash balances,
and the
Corporation’s
ability to
generate
cash through
short and long-term
borrowings will be
sufficient to
fund the Corporation’s
operating liquidity
needs for the
foreseeable
future.
For the years ended
December 31, 2025 and 2024,
net cash provided by operating
activities was $448.6 million
and $404.2 million,
respectively.
Net cash
generated from
operating activities
was higher
than reported
net income
largely as
a result
of adjustments
for
non-cash
items
such
as depreciation
and
amortization,
and the
provision
for
credit losses,
as well
as
cash
generated
from
sales and
repayments of loans held for sale.
Cash Flows from Investing Activities
The Corporation’s
investing activities primarily
relate to originating
loans to be
held for investment,
as well as
purchasing, selling,
and repaying available-for-sale
and held-to-maturity debt securities.
For the year ended December
31, 2025, net cash used in
investing
activities was
$170.4 million,
primarily due
to purchases
of U.S.
agencies MBS
and debentures
and U.S.
Treasury
securities,
as well
as
net
disbursements
on
loans
held
for
investment,
partially
offset
by
maturities
of
U.S.
agencies
debentures
and
U.S.
Treasury
securities,
principal repayments
of U.S.
agencies MBS
and debentures
,
proceeds from
sales of
repossessed assets,
and proceeds
from
the bulk sale of fully charged-off consumer loans and
finance leases during the first quarter of 2025.
For
the
year
ended
December
31,
2024,
net
cash
provided
by
investing
activities
was
$136.2
million,
primarily
due
to
principal
repayments
of U.S.
agencies MBS
and
debentures,
and government
bonds; proceeds
from sales
of repossessed
assets;
and
proceeds
from sales of loans,
driven by the bulk sale
of fully charged-off
consumer loans and finance leases
during the first quarter
of 2024 and
the sale
of an
$8.2 million
nonaccrual C&I
loan; partially
offset by
net disbursements
on loans
held for
investment and
purchases of
U.S. agencies MBS during 2024.
Cash Flows from Financing Activities
The
Corporation’s
financing
activities
primarily
include
the
receipt
of
deposits
and
the
issuance
of
brokered
CDs,
the
issuance
and/or repayment of
long-term borrowings,
the issuance of equity
instruments, return of
capital, and activities
related to its short
-term
funding.
For
the
year
ended
December
31,
2025,
net
cash
used
in
financing
activities
was
$779.0
million,
mainly
reflecting
the
repayments
of
long-term
borrowings,
consisting
of
$210.0
million
in
FHLB
advances
and
the
redemption
of
junior
subordinated
debentures,
capital returned to stockholders,
and a decrease in total
deposits.
See Note 24 –
“First BanCorp. (Holding
Company Only)
Financial
Information”
to the
audited
consolidated
financial statements
included
in Part
II, Item
8 of
this Form
10-K, for
additional
information on the redemption of junior subordinated debentures.
For the year ended December
31, 2024, net cash used
in financing activities was $44.1
million, mainly reflecting capital
returned to
stockholders and the redemption of junior subordinated debentures
,
partially offset by a net increase in deposits.

Capital
As of
December 31,
2025, the
Corporation’s
stockholders’ equity
was $2.0
billion, an
increase of
$297.6 million
from December
31, 2024. The increase was driven by net income generated
in 2025 and a $212.4 million increase in the fair value of available-for
-sale
debt securities due
to changes in
market interest rates
recognized as part
of accumulated other
comprehensive loss in
the consolidated
statements
of
financial
condition,
partially
offset
by
$150.0
million
in
common
stock
repurchases
and
$115.7
million,
or
$0.72
per
common share, in common stock dividends declared in 2025.
On January
26, 2026,
the Corporation’s
Board of
Directors declared
a quarterly
cash dividend
of $0.20
per common
share, which
represents
an
increase
of
$0.02
per
common
share,
or
an
11%
increase,
compared
to
its
most
recent
quarterly
dividend
paid
in
December
12, 2025.
The dividend
is payable
on March
13, 202
6
to shareholders
of record
at the
close of
business on
February
26,
2026. The
Corporation intends
to continue
to pay
quarterly dividends
on common
stock. However,
the Corporation’s
common stock
dividends, including
the declaration,
timing, and amount,
remain subject to
consideration and
approval by the
Corporation’s
Board of
Directors at the relevant times.
On July 22, 2024, the Corporation announced that its Board of
Directors had approved a repurchase program authorizing up
to $250
million
in
repurchases,
which
could
include
common
stock
and/or
junior
subordinated
debentures.
Under
this
program,
the
Corporation
repurchased
approximately
7.1
million
shares
of
common
stock
for
a
total
cost
of
$138.3
million
during
2025
and
redeemed
$111.7
million of
junior subordinated
debentures,
of which
$61.7 million
were redeemed
during 2025.
These transactions
completed the $250 million repurchase program.
Furthermore,
on
October
22,
2025,
the
Corporation
announced
that
its
Board
of
Directors
approved
a
new
stock
repurchase
program
authorizing up
to $200
million of
its outstanding
common
stock, which
it expects
to execute
through the
end of
the fourth
quarter of
2026. Under
this program,
the Corporation
repurchased approximately
0.6 million
shares of
common stock
for a
total cost
of
$11.7
million
during
2025.
For
more
information,
see
Part
II,
Item
5,
“Market
for
Registrant’s
Common
Equity
and
Related
Stockholder Matters and Issuer Purchases of Equity Securities,” of this Form
10-K.
From January
1, 2026
to February
20, 2026,
the Corporation
repurchased approximately
0.1 million
shares of
common stock
for a
total cost of
$1.1 million.
Therefore, the
Corporation has remaining
authorization of
approximately $187.2
million as of
February 20,
2026.
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
December 31, 2025 December 31, 2024
(In thousands, except ratios and per share information)
Total common equity
- GAAP
$ 1,966,865 $ 1,669,236
Goodwill (38,611) (38,611)
Other intangible assets (3,458) (6,967)
Tangible common
equity - non-GAAP
$ 1,924,796 $ 1,623,658
Total assets - GAAP
$ 19,132,892 $ 19,292,921
Goodwill
(38,611) (38,611)
Other intangible assets
(3,458) (6,967)
Tangible assets - non
-GAAP
$ 19,090,823 $ 19,247,343
Common shares outstanding
156,619 163,869
Tangible common
equity ratio - non-GAAP
10.08% 8.44%
Tangible book value
per common share - non-GAAP
$ 12.29 $ 9.91
See Note 23
– “Regulatory
Matters, Commitments and
Contingencies” to
the audited
consolidated financial
statements included
in
Part II,
Item 8
of this
Form 10-K
for the
regulatory capital
positions of
the Corporation
and FirstBank
as of
December 31,
2025 and
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
Rico Commissioner of Financial Institutions.
The Puerto Rico Banking
Law
provides that,
when the
expenditures of
a Puerto
Rico commercial
bank are
greater than
receipts, the
excess of
the expenditures
over
receipts
must
be
charged
against
the
undistributed
profits
of
the
bank,
and
the
balance,
if
any,
must
be
charged
against
the
legal
surplus
reserve,
as
a
reduction
thereof.
If
the
legal
surplus
reserve
is
not
sufficient
to
cover
such
balance
in
whole
or
in
part,
the
outstanding
amount
must
be charged
against
the
capital
account
and
the
Bank
cannot
pay
dividends
until
it
can
replenish
the
legal
surplus reserve to
an amount of at
least 20% of
the original capital contributed.
During the years ended
December 31, 2025, 2024
and
2023, the Corporation transferred $32.3 million, $30.6
million and $31.1 million, respectively,
to the legal surplus reserve.
FirstBank’s
legal
surplus
reserve,
included
as
part
of
retained
earnings
in
the
Corporation’s
consolidated
statements
of
financial
condition,
amounted to $262.5 million as of December 31, 2025 and $230.2 million as of
December 31, 2024.
Capital risk is the risk that
our capital is insufficient to
support our business activities under normal
or stressed market conditions or
we
face
capital
reductions
or
risk-weighted
assets
increases,
including
from
new
or
revised
rules
or
changes
in
interpretations
of
existing rules, and
are therefore unable to
meet our internal capital
targets or external
regulatory capital requirements.
To
mitigate this
risk,
we
maintain
a
comprehensive
capital
management
framework
that
defines
objectives,
establishes
guidelines,
and
incorporates
stress
testing
to
ensure
adequate
capitalization
even
under
stressed
conditions.
Governance
of
capital
planning
is
overseen
by
the
Capital
Planning
Committee,
chaired
by
the CEO
and
including
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

As of
December 31,
2025, the
Corporation forecasted
the 12-month
net interest
income assuming
December 31,
2025 interest
rate
curves remain constant.
Then, net interest income was
estimated under rising
and falling rates scenarios.
For the rising rate
scenario, a
gradual (ramp)
and immediate
(shock) parallel
upward shift
of the
yield curve
is assumed
during the
first twelve
months (the
“+300
ramp”, “+200
ramp” and
“+200 shock”
scenarios). Conversely,
for the
falling rate
scenario, a
gradual (ramp)
and immediate
(shock)
parallel downward shift
of the yield
curve is assumed during
the first twelve months
(the “-300 ramp”,
“-200 ramp” and “-200
shock”
scenarios).
The
SOFR curve
for
December
31,
2025,
as compared
with
December
31,
2024,
reflects a
decrease
of 69
bps on
average
in the
short-term
sector
of
the
curve,
or
between
one
to
twelve
months;
a
decrease
of
68
bps
in
the
medium-term
sector
of
the
curve,
or
between
2 to
5 years;
and
a decrease
of 23
bps
in the
long-term
sector of
the
curve,
or over
5-year maturities
.
A similar
change
in
market
rates
was
observed
in
the
Constant
Maturity
Treasury
yield
curve
with
a
decrease
of
67
bps
in
the
short-term
sector
of
the
curve, a decrease of 72 bps in the medium-term sector of the curve, and a decrease of 14 bps in the long-term sector of the curve.
The following table presents the results of the static simulations as of December 31, 2025 and 2024. Consistent with prior years,
these exclude non-cash changes in the fair value of derivatives:
Net Interest Income Risk
(% Change Projected for the next 12 months)
December 31, 2025 December 31, 2024
Gradual Change in Interest Rates:
+ 300 bps ramp
3.73% 3.05%
+ 200 bps ramp
2.52% 2.04%
- 300 bps ramp
-5.31% -4.79%
- 200 bps ramp
-3.49% -3.15%
Immediate Change in Interest Rates:
+ 200 bps shock
4.44% 3.51%
- 200 bps shock
-8.47% -7.17%
The Corporation
continues to
manage its
balance sheet
structure to
control and
limit the
overall interest
rate risk
by managing
its
asset
composition
while
maintaining
a
sound
liquidity
position.
See
“Risk
Management
–
Liquidity
Risk
Management”
above
for
liquidity ratios.
As
of
December
31,
2025
and
2024,
the
net
interest
income
simulations
show
that
the
Corporation
continues
to
have
an
asset
sensitive position for the next twelve months under a static balance sheet simulation.
Under
gradual
rising
and
falling
rate
scenarios,
the
net
interest
income
simulation
reflects
increased
rate
sensitivity
compared
to
December
31,
2024.
There
was
a
lower
sensitivity
in
the
liabilities
side
primarily
driven
by
lower
balances
in
government
non-
maturity
deposits,
which
are
market
linked.
Additionally,
there
was
a
slightly
higher
sensitivity
in
the
assets
side
due
to
earlier
scheduled
maturities of
U.S. government
and agencies
obligations
which
were reinvested
in short-term
U.S. Treasury
securities and
MBS, coupled with growth in the C&I loan portfolio, offset by a lower interest-bearing cash position.
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
December
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
●
CRE price index at the national
level with an average projected
contraction of 1.32%
and 1.72% for the year 2026
and for the
year
2027,
respectively,
compared
to an
average
projected
appreciation
of 4.42%
and
6.96%
for
the year
2026
and
for the
year 2027, respectively,
as of December 31, 2024.
●
Regional
House Price Index
forecast in Puerto
Rico (purchase only
prices) is expected
to increase by
2.72% for the
next two
years as of December 31, 2025,
compared to an increase of 2.13% for
the first two years of the projection
as of December 31,
2024.
For the Florida region,
the House Price Index forecast
as of December 31,
2025 and 2024 was
projected to decrease by
0.23% and 1.72%, respectively,
for the first two years of the projection.
●
Average
regional unemployment
rate in
Puerto Rico
is forecasted
at 6.38%
for the
year 2026
and 6.42%
for the
year 2027,
compared to
6.21% for
the year
2026
and 5.94%
for the
year 2027
as of
December 31,
2024. For
the Florida
region and
the
U.S. mainland, average unemployment
rate is forecasted at 4.93%
and 5.36%, respectively,
for the year 2026,
and 4.71% and
5.18%, respectively, for
the year 2027, compared to 4.15% and 4.60%, respectively,
for the year 2026, and 3.52% and 3.99%,
respectively, for the
year 2027, as of December 31, 2024.
●
Annualized
change
in
GDP
in
the
U.S.
mainland
of
1.31%
for
the
year
2026
and
1.63%
for
the
year
2027,
compared
to
1.91%
for the year 2026 and 2.40% for the year 2027, as of December 31, 2024.
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
to 6.75%
for the
year 2026,
compared to
6.38%
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
$43 million at December 31,
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
December 31, 2025.
As
of
December
31,
2025,
the
ACL
for
loans
and
finance
leases
was
$249.0
million,
an
increase
of
$5.1
million,
from
$243.9
million as of December 31,
2024. The increase was mainly
related to the ACL for
C&I loans, which increased by
$8.3 million, mainly
due to loan growth, partially
offset by improved financial
performance of certain commercial borrowers.
Also, the ACL for residential
mortgage loans
increased by
$0.4 million
driven by
loan growth,
partially offset
by improvements
in macroeconomic
variables, such
as the
unemployment rate
and the
House Price
Index, and
updated historical
loss experience
used for
determining the
ACL estimate
resulting in a downward revision of estimated loss severities and lower required reserve levels.
Meanwhile, the
ACL for
consumer loans
decreased by
$6.9 million,
driven by
improvements in
macroeconomic variables,
mainly
in
the
projection
of
the
unemployment
rate,
and
reductions
in
the
unsecured
loan
portfolio
volumes,
partially
offset
by
updated
historical loss experience used for determining the ACL estimate in the unsecured loan portfolio.
The ratio
of the
ACL for
loans and
finance leases
to total
loans held
for investment
decreased to
1.90%
as of
December 31,
2025,
compared to 1.91% as of December 31, 2024. An explanation for the change for each portfolio follows:
●
The ACL to total
loans ratio for the
residential mortgage loan
portfolio decreased from
1.44% as of December
31, 2024 to
1.41%
as
of
December
31,
2025,
driven
by
improvements
in
macroeconomic
variables
and
updated
historical
loss
experience.

●
The ACL
to total
loans ratio
for the
construction loan
portfolio increased
from 1.67%
as of
December 31,
2024 to
2.14%
as of
December 31,
2025, driven
by the
aforementioned
deterioration
in the
economic outlook
of commercial
real estate
property performance
and the inflow
to nonaccrual status
of a $4.3
million loan in
the Puerto Rico
region which
triggered
an additional ACL of $0.4 million based on the collateral value.
●
The ACL to total loans ratio for the commercial mortgage
loan portfolio increased from 0.87% as of December 31, 2024 to
0.93%
as
of
December
31,
2025,
driven
by
the
aforementioned
deterioration
in
the
commercial
real
estate
property
performance
and
the
forecasted
CRE
price
index,
and
updated
historical
prepayment
experience,
partially
offset
by
improved financial performance of certain commercial borrowers.
●
The
ACL to
total loans
ratio for
the C&I
loan portfolio
increased
from
0.98%
as of
December
31,
2024
to 1.12%
as of
December 31, 2025, driven by the impact of renewals and refinancings.
●
The ACL to
total loans ratio
for the consumer
loan portfolio decreased
from 3.83% as
of December
31, 2024
to 3.70% as
of December 31, 2025,
mainly due to the aforementioned
improvements in macroeconomic variables
and a change in asset
mix due to the reduction in the unsecured loan portfolio, partially offset by updated historical loss experience.
The ratio
of the
total ACL
for
loans and
finance leases
to nonaccrual
loans held
for investment
was 269.05%
as of
December 31,
2025, compared to 278.90%
as of December 31, 2024.
See “Results of Operations
- Provision for
Credit Losses” above
and Note 4 –
“Allowance for Credit
Losses for Loans
and Finance
Leases” above for additional information.
Year Ended December
31,
2025 2024 2023
(Dollars in thousands)
ACL for loans and finance leases, beginning of period $ 243,942 $ 261,843 260,464
Impact of adoption of ASU 2022-02 - - 2,116
Provision for credit losses - (benefit) expense:
Residential mortgage 233 (16,225) (6,866)
Construction 1,494 (1,912) 1,408
Commercial mortgage 1,230 (10,717) (2,086)
C&I 7,667 (4,749) 6,372
Consumer loans and finance leases 75,282 96,464 67,816
Total provision for credit losses
- expense
85,906 62,861 66,644
Charge-offs:
Residential mortgage (1,131) (1,971) (3,245)
Construction - - (62)
Commercial mortgage (92) - (1,133)
C&I (499) (2,956) (6,936)
Consumer loans and finance leases (102,197) (108,901) (76,726)
Total charge offs (103,919) (113,828) (88,102)
Recoveries:
Residential mortgage 1,315 1,453 2,692
Construction 354 131 1,951
Commercial mortgage 247 533 786
C&I
1,214 6,743 841
Consumer loans and finance leases
(1)
19,978 24,206 14,451
Total recoveries 23,108 33,066 20,721
Net charge-offs (80,811) (80,762) (67,381)
ACL for loans and finance leases, end of period $ 249,037 $ 243,942 261,843
ACL for loans and finance leases to period-end total loans
held for investment
1.90% 1.91% 2.15%
Net charge-offs to average loans outstanding
during the period
(2)
0.63% 0.65% 0.58%
Provision for credit losses - expense for loans and finance
leases to net charge-offs during the period
1.06x 0.78x 0.99x
(1)
For the years ended December 31, 2025 and 2024, includes recoveries totaling $2.4 million and $10.0 million, respectively, associated with the bulk sales of fully charged-off consumer loans and finance leases.
(2) The recoveries associated with the aforementioned bulk sales reduced the ratio of total net charge-offs to related average loans by 2 bps and 9 bps for the years ended December 31, 2025 and 2024, respectively.

The following tables set forth information concerning the composition of the
Corporation's loan portfolio and related ACL by loan
category, and the percentage
of loan balances in each category to the total of such loans as of the indicated dates:
As of December 31, 2025
Residential
Mortgage
Loans
Commercial
Mortgage
Loans C&I Loans
Consumer Loans
and Finance
Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:
Amortized cost of loans
$ 2,908,302 $ 265,568 $ 2,554,252 $ 3,688,358 $ 3,708,876 $ 13,125,356
Percent of loans in each category to total loans
22
%
2
%
19
%
28
%
29
%
100
%
Allowance for credit losses
$ 41,071 $ 5,672 $ 23,832 $ 41,416 $ 137,046 $ 249,037
Allowance for credit losses to amortized cost
1.41
%
2.14
%
0.93
%
1.12
%
3.70
%
1.90
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
The Corporation estimates
expected credit losses
over the contractual
period in which
the Corporation is
exposed to credit
risk as a
result
of
a
contractual
obligation
to
extend
credit,
such as
pursuant
to unfunded
loan
commitments
and
standby
letters of
credit
for
commercial and
construction loans,
unless the
obligation is
unconditionally cancellable
by the
Corporation. The
ACL for
off-balance
sheet
credit
exposures
is
adjusted
as
a
provision
for
credit
loss
expense.
As
of
December
31,
2025,
the
ACL
for
off-balance
sheet
credit exposures decreased by $0.1 million to $3.0 million, when compared to December 31, 2024.
Allowance for Credit Losses for Debt Securities
As of December 31, 2025, the ACL for debt securities was $1.5 million, of which $0.7 million was related to Puerto Rico municipal bonds classified as held-to-maturity,
compared to $1.3 million and $0.8 million, respectively,
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
December 31, 2025 December 31, 2024
(In thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage $ 12,637 $ 16,854
Construction 4,581 403
Commercial mortgage 1,913 2,716
C&I 27,211 19,595
Consumer loans and finance leases 20,891 22,538
Total nonaccrual loans held for investment 67,233 62,106
OREO 6,661 13,691
Other repossessed property 12,216 11,637
Other assets
(1)
1,620 1,620
Total non-performing assets $ 87,730 $ 89,054
Past due loans 90 days and still accruing $ 30,643 $ 39,307
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage $ 5,407 $ 6,555
Construction 955 962
Commercial mortgage 6,469 8,135
C&I 644 919
Consumer loans 529 205
Total nonaccrual loans held for investment 14,004 16,776
OREO
(2)
861 3,615
Other repossessed property 173 219
Total non-performing assets $ 15,038 $ 20,610
Past due loans 90 days and still accruing $ 1,270 $ 3,083
United States:
Nonaccrual loans held for investment:
Residential mortgage $ 11,125 $ 8,540
C&I 187 -
Consumer loans 14 45
Total nonaccrual loans held for investment 11,326 8,585
Other repossessed property - 3
Total non-performing assets $ 11,326 $ 8,588
Total:
Nonaccrual loans held for investment:
Residential mortgage $ 29,169 $ 31,949
Construction 5,536 1,365
Commercial mortgage 8,382 10,851
C&I 28,042 20,514
Consumer loans and finance leases 21,434 22,788
Total nonaccrual loans held for investment 92,563 87,467
OREO 7,522 17,306
Other repossessed property 12,389 11,859
Other assets
(1)
1,620 1,620
Total non-performing assets $ 114,094 $ 118,252
Past due loans 90 days and still accruing (3) (4) (5) (6) $ 31,913 $ 42,390
Non-performing assets to total assets
0.60% 0.61%
Nonaccrual loans held for investment to total loans held for investment 0.71% 0.69%
ACL for loans and finance leases
$
249,037
$
243,942
ACL for loans and finance leases to total nonaccrual loans held for investment
269.05% 278.90%
ACL for loans and finance leases to total nonaccrual loans held for investment, excluding residential real estate loans
392.84% 439.39%
(1)
Residential pass-through MBS issued by the PRHFA held as
part of the available-for-sale debt securities portfolio.
(2)
During 2025, the Corporation
recorded the aforementioned
$2.8 million valuation
adjustment in connection
with an ongoing
litigation involving a
commercial OREO property
in the Virgin
Islands
region. See Note 23 - “Regulatory Matters, Commitments and Contingencies” to the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K, for further details.
(3)
Includes PCD
loans previously
accounted for
under ASC
Subtopic 310-30
for which
the Corporation
made the
accounting policy
election to
treat each
pool as
a single
asset, both
at the
time of
adoption of CECL on
January 1, 2020 and
on an ongoing
basis for credit loss
measurement. These loans
will continue to be
excluded from nonaccrual
loan statistics as long
as the Corporation
can
reasonably estimate the timing
and amount of cash
flows expected to be
collected on the loan
pools. The portion of
such loans contractually
past due 90 days
or more amounted to
$4.8 million and
$6.2 million as of December 31, 2025 and 2024, respectively.
(4)
Includes FHA/VA
government-guaranteed residential
mortgage loans
as loans
past due
90 days
and still
accruing as
opposed to
nonaccrual loans.
The Corporation
continues accruing
interest on
these loans
until they
have passed
the 15
months delinquency
mark, taking
into consideration
the FHA
interest curtailment
process. These
balances include
$4.1 million
and $8.0
million of
FHA
government guaranteed residential mortgage loans that were over 15 months delinquent as of December 31, 2025 and
2024, respectively.
(5)
These includes rebooked loans, which were
previously pooled into GNMA securities, amounting
to $6.7 million and $5.7 million
as of December 31, 2025 and 2024,
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
(6)
Includes credit cards that continue accruing interest until charged-off at 180 days delinquent.

Total non-performing
assets decreased by $4.2 million to
$114.1 million as
of December 31, 2025, compared
to $118.3 million as of
December
31,
2024.
The
decrease
in
non-performing
assets
was
driven
by
a
$9.8
million
decrease
in
the
OREO
portfolio
balance,
mainly
attributable
to
the
sales
of
residential
OREO
properties
in
the
Puerto
Rico
region
and
the
aforementioned
$2.8
million
valuation adjustment recorded in
a commercial OREO property in
the Virgin
Islands region; and a $2.8 million
decrease in nonaccrual
residential mortgage
loans; partially
offset by
a $9.2 million
increase in
nonaccrual commercial
and construction
loans, driven
by the
inflows of a
$10.0 million C&I
loan in the
Puerto Rico region
in the telecommunications
industry,
a $4.3 million
construction loan in
the Puerto
Rico region
in the
hospitality industry,
and a
$1.9 million
C&I loan
in the
Puerto Rico
region in
the dairy
farm industry,
partially offset by a $3.1 million payoff of
a C&I loan in the Puerto Rico region in the food retail industry.
The
following
tables
present
the
activity
of
commercial
and
construction
nonaccrual
loans
held
for
investment
for
the
indicated
periods:
Construction
Commercial
Mortgage
C&I
Total
(In thousands)
Year
Ended December 31, 2025
Beginning balance $ 1,365 $ 10,851 $ 20,514 $ 32,730
Plus:
Additions to nonaccrual
4,371
(1)
13,540
(1)
13,849
(1)
31,760
Less:
Loans returned to accrual status (118) (1,579) (393) (2,090)
Nonaccrual loans transferred to OREO - (54) (286) (340)
Nonaccrual loans charge-offs - (92) (346) (438)
Loan collections
(82) (14,284)
(2)
(5,296) (19,662)
Ending balance
$ 5,536 $ 8,382 $ 28,042 $ 41,960
(1)
Include inflows to nonaccrual status of a $12.6 million commercial mortgage loan in the Florida region, two C&I loans in the
Puerto Rico region totaling $11.9 million, and
a $4.3
million construction loan in the Puerto Rico region.
(2)
Mostly related to the aforementioned inflow during the first quarter of 2025 of a commercial mortgage loan in the Florida region, which was subsequently paid off during the fourth
quarter of 2025.
Construction
Commercial
Mortgage
C&I
Total
(In thousands)
Year
Ended December 31, 2024
Beginning balance $ 1,569 $ 12,205 $ 15,250 $ 29,024
Plus:
Additions to nonaccrual 3,300
(1)
151 28,064
(1)
31,515
Less:
Loans returned to accrual status (35) (209) (9,495)
(2)
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
Year
Ended December 31,
2025 2024
(In thousands)
Beginning balance
$ 31,949 $ 32,239
Plus:
Additions to nonaccrual
16,867 16,880
Less:
Loans returned to accrual status
(12,579) (9,553)
Nonaccrual loans transferred to OREO
(1,224) (1,935)
Nonaccrual loans charge-offs
(65) (376)
Loan collections
(5,779) (5,306)
Ending balance
$ 29,169 $ 31,949
The amount of nonaccrual
consumer loans, including finance
leases, decreased by $1.4
million to $21.4 million
as of December 31,
2025,
mainly related to
a decrease in auto
loans,
finance leases, and
personal loans.
The inflows of
nonaccrual consumer loans
during
the year ended December 31, 2025 amounted to $107.6 million, compared to inflows of $118.2 million for the same period
in 2024.
As of
December 31,
2025, approximately
$32.0 million,
or 35%,
of the
loans placed
in nonaccrual
status, mainly
commercial and
residential
mortgage
loans,
were
current,
or
had
delinquencies
of
less
than
90
days
in
their
interest
payments.
Collections
on
nonaccrual loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.
During
the
year
ended
December
31,
2025,
interest
income
of
approximately
$1.4
million
related
to
nonaccrual
commercial
and
construction loans
with a
carrying value
of $29.8
million as
of December
31, 2025
was applied
against the
related principal
balances
under the cost-recovery method.
Total loans in early
delinquency (
i.e.
, 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $145.0
million as
of December
31, 2025,
a decrease
of $8.0
million, compared
to $153.0
million as
of December
31, 2024,
mainly due
to a
$5.9
million
decrease
in
consumer
loans,
mainly
in
finance
leases,
personal
loans,
and
credit
cards;
and
a
$4.6
million
decrease
in
residential mortgage loans; partially offset by a $2.5 million increase in commercial and construction loans.
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
31, 2025,
loans modified to borrowers experiencing
financial difficulty had an
amortized cost basis of $42.3
million,
which
included
$30.2
million
related
to
a
commercial
mortgage
loan
in
the
Puerto
Rico
region
that
had
been
previously
modified
during
2023
and
reported
as
a
financial
difficulty
modification;
compared
to $146.4
million
for
the
same
period
in
2024,
which
included
$108.7
million
related
to
a
commercial
mortgage
relationship
in
the
Puerto
Rico
region
that
had
been
previously
reported as a troubled
debt restructuring under ASC 310
-40. See Note 3 – “Loans
Held for Investment” for
additional information and
statistics about the Corporation’s
modified loans.

The following tables
show the composition
of the OREO portfolio
as of December 31,
2025 and 2024, as
well as the activity
of the
OREO portfolio by geographic area during the year ended December
31, 2025:
OREO Composition by Region
As of December 31, 2025
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential
$ 5,663 $ 861 $ - $ 6,524
Construction 386 - - 386
Commercial 612 - (1) - 612
$ 6,661 $ 861 $ - $ 7,522
As of December 31, 2024
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential
$ 12,092 $ 805 $ - $ 12,897
Construction 522 - - 522
Commercial 1,077 2,810 (1) - 3,887
$ 13,691 $ 3,615 $ - $ 17,306
OREO Activity by Region
Year
Ended December 31, 2025
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Beginning balance $ 13,691 $ 3,615 $ - $ 17,306
Additions 3,777 78 - 3,855
Sales (9,994) - - (9,994)
Subsequent measurement adjustments (352) (2,832) (1) - (3,184)
Other adjustments (461) - - (461)
Ending balance $ 6,661 $ 861 $ - $ 7,522
(1)
During 2025,
the Corporation
recorded the
aforementioned $2.8
million valuation
adjustment in
connection with
an ongoing
litigation involving
a
commercial
OREO property in the Virgin Islands region. See Note 23 – “Regulatory Matters, Commitments and Contingencies” to the audited consolidated financial statements
included in Part II, Item 8 of this Form 10-K, for further
details.

The following table presents information about the OREO inventory and related gains and losses for the indicated periods:
Year Ended
December 31,
2025 2024 2023
OREO activity (number of properties):
Beginning property inventory 181 277 344
Properties acquired 35 93 171
Properties disposed (121) (189) (238)
Ending property inventory 95 181 277
Average holding period (in days)
Residential 668 517 483
Construction 2,030 1,560 2,412
Commercial 4,237 3,752 1,491
Total average holding period (in days) 1,901 1,275 911
OREO operations (gain) loss:
Market adjustments and (gains) losses on sale:
Residential $ (4,747) $ (6,648) $ (8,962)
Construction (169) (602) (61)
Commercial 2,348
(1)
(2,272) (305)
Total net gain (2,568) (9,522) (9,328)
Other OREO operations expenses 1,043 2,048 2,190
Net Gain on OREO operations $ (1,525) $ (7,474) $ (7,138)
(1)
During 2025, the Corporation recorded the aforementioned $2.8 million valuation adjustment in connection with an ongoing
litigation involving a commercial OREO property in
the Virgin
Islands region. See Note 23 – “Regulatory Matters, Commitments and Contingencies” to the audited consolidated financial statements included in Part II, Item 8 of this Form 10-K, for
further details.

Net Charge-offs and Total
Credit Losses
Net
charge-offs
totaled
$80.8
million
for
each
of
the
years
ended
December
31,
2025
and
2024.
The
results
for
the
year
ended
December
31,
2025
reflect
lower
net
charge-offs
in
consumer
loans
and
finance
leases,
primarily
in
the
unsecured
loan
portfolio,
which were
offset by
a $7.6
million decrease
in recoveries
related to
the bulk
sales of
fully charged
-off consumer
loans and
finance
leases and a $5.0 million recovery recognized in 2024 associated with a C&I loan in the Puerto Rico region.
The following table presents net (recoveries) charge-offs
to average loans held-in-portfolio for the indicated periods:
Year Ended December
31,
2025 2024 2023
Residential mortgage
(0.01) % 0.02% 0.02%
Construction
(0.14) % (0.06) % (1.09) %
Commercial mortgage (0.01) % (0.02) % 0.01%
C&I (0.02) % (0.12) % 0.21%
Consumer loans and finance leases
(1)
2.20% 2.28% 1.78%
Total loans
(1)
0.63% 0.65% 0.58%
(1)
The net charge-offs for the years ended December 31,
2025 and 2024 included $2.4 million and $10.0 million, respectively, in recoveries associated with the bulk sales of fully charged
-off
consumer loans and finance leases. These recoveries reduced
the ratios of consumer loans and finance leases and total
net charge-offs to related average loans for the year
ended December
31, 2025 by 6 bps and 2 bps, respectively,
and by 27 bps and 9 bps, respectively,
for the year ended December 31, 2024.
The following table presents net (recoveries) charge-offs
to average loans held in various portfolios by geographic segment for the indicated periods:
Year Ended December
31,
2025 2024 2023
PUERTO RICO:
Residential mortgage -0.01% 0.03% 0.03%
Construction
- % - % (2.66) %
Commercial mortgage (0.00) % (0.00) % 0.03%
C&I (0.03) % (0.14) % (0.00) %
Consumer loans and finance leases
(1)
2.21% 2.27% 1.78%
Total loans
(1)
0.81% 0.82% 0.65%
VIRGIN ISLANDS:
Residential mortgage - % - % (0.00) %
Construction
- % - % 0.03%
Commercial mortgage (0.17) % (0.25) % (0.02) %
C&I 0.01% 0.02% (0.00) %
Consumer loans and finance leases 1.84% 3.35% 0.26%
Total loans 0.25% 0.53% 0.04%
FLORIDA:
Residential mortgage (0.00) % (0.01) % (0.01) %
Construction
(1.29) % (0.22) % (0.05) %
Commercial mortgage - % (0.06) % (0.02) %
C&I (0.00) % (0.09) % 0.67%
Consumer loans and finance leases (0.45) % (1.40) % (0.50) %
Total loans (0.02) % (0.07) % 0.30%
(1) The recoveries associated with the aforementioned bulk sales of fully charged-off consumer loans and finance leases reduced the ratios of consumer loans and finance leases and total net charge-offs to related average loans for the year ended December 31, 2025 by 6 bps and 2 bps, respectively, and by 28 bps and 10 bps, respectively, for the year ended December 31, 2024.

Operational Risk
The Corporation
is exposed to
operational risk arising
from the processes
involved in delivering
banking and financial
products, as
well as
from external
factors such
as market
conditions, cybersecurity
threats, and
legal or
regulatory developments.
These risks
can
result
in
operational
or
reputational
loss.
To
manage
them,
the
Corporation
maintains
and
continually
enhances
internal
controls,
policies, and
procedures designed
to identify,
assess, and
manage operational
risks across
the organization
and to
provide reasonable
assurance that operations function within established limits.
Operational risk
is categorized
as business-specific
or corporate-wide.
Enterprise Risk Management
partners with business
units to
ensure consistent
policies and
assessments for
business-specific
risks. Corporate
-wide risks,
including information
security,
business
continuity,
and
legal
and
compliance
risk,
are
managed
through
specialized
groups,
such
as Legal,
Information
Security,
Corporate
Compliance,
Operations,
and
Enterprise
Risk
Management.
These
groups
assist
the
lines
of
business
in
the
development
and
implementation of risk management practices specific to the needs of the business groups.
Legal and Compliance Risk
Legal
and
compliance
risk
arises
from
potential
noncompliance
with
laws
and
regulations,
adverse
legal
judgments,
or
unenforceable
counterparty
obligations.
The
Corporation
operates
in
highly
regulated
jurisdictions
and
continues
to
strengthen
its
procedures
to
comply
with
applicable
legal
and
regulatory
requirements.
The
Compliance
Director,
reporting
to
the
Chief
Risk
Officer,
oversees
enterprise-wide
compliance
and
manages
the
Corporation’s
compliance
risk
assessment
process.
Compliance
officers embedded in major business areas report directly
to the Corporate Compliance Group.
Concentration Risk
The Corporation’s
operations are geographically
concentrated in Puerto Rico,
its main market.
Of the total gross loan
portfolio held
for
investment
of $13.1
billion
as of
December
31,
2025,
the Corporation
had
credit
risk
of
approximately
77% in
the Puerto
Rico
region, 19% in the United States region, and 4% in the Virgin
Islands region.
Update on the Puerto Rico Fiscal and Economic Situation
A significant portion of the Corporation’s
business and credit exposure is concentrated in the Commonwealth of Puerto Rico, which
has faced
prolonged
economic and
fiscal challenges.
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
Economic Indicators
In October
2025,
the Puerto
Rico Planning
Board
(“PRPB”)
reported
in its
preliminary
estimates that
real gross
national
product
(“GNP”)
grew
by
0.4%
in
fiscal
year
2025,
marking
the
fifth
consecutive
year
of
positive
economic
growth,
driven
by
personal
consumption and fixed
investments in both
construction and machinery
and equipment. The latest
PRPB’s baseline
projections reflect
0.4% real GNP growth in fiscal year 2026 and 0.3% in fiscal year 2027.
There
are
other
indicators
that
gauge
economic
activity
and
are
published
with
greater
frequency,
for
example,
the
Economic
Development
Bank
for
Puerto
Rico’s
Economic
Activity
Index
(“EDB-EAI”).
Although
not
a
direct
measure
of
Puerto
Rico’s
real
GNP,
the EDB-EAI is correlated
to Puerto Rico’s
real GNP.
During the 11-month
period ended on November
30, 2025, the EDB-EAI
averaged
127.7,
decreasing
by
0.4%
on
a
year-over-year
basis,
primarily
reflecting
reductions
in
electric
energy
generation
and
gasoline consumption. For November 2025, estimates showed that the EDB-EAI stood at 128.1, up 0.8% on a year-over-year
basis.
Labor
market trends
remain positive.
Data published
by the
Bureau
of Labor
Statistics showed
that non-farm
payrolls in
2025 in
Puerto Rico increased
by 0.9% when
compared to
2024, primarily driven
by payrolls in
the private
sector as these
increased by
1.2%
from the comparable
figure a year earlier.
Key industries driving
private-sector payroll growth
include Construction
with a year-over-
year increase
of 4.8%
and Leisure
& Hospitality
with a
positive variance
of 3.4%.
The unemployment
rate continued
to move
in the
right direction, decreasing from 5.63% in 2024 to 5.56% in 2025.
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

The original
2024 Fiscal
Plan outlines
the Commonwealth’s
financial condition,
key fiscal
risks, and
the actions
required to
achieve
long-term
fiscal
responsibility
and
access
to
credit
markets.
It
identifies
priority
areas
such
as
improved
economic
and
revenue
forecasting, adoption of budget
best practices, enhanced government
service delivery,
and strengthened financial reporting,
along with
initiatives to support economic
growth through human capital
development, tax reform,
and infrastructure improvements. The
original
2024
Fiscal Plan
also incorporates
updated
macroeconomic projections,
including modest
near-term
GNP growth
followed by
slight
declines,
and
anticipates
stable
population
levels
supported
by
positive
net
migration.
In
addition,
it
reflects
the
significant
role
of
federal
disaster
relief,
COVID-19
recovery
funds,
and
Bipartisan
Infrastructure
Law
funding
in
supporting
Puerto
Rico’s
reconstruction and economic outlook.
Debt Restructuring
Over 80% of Puerto Rico’s
outstanding debt has been restructured
to date. Key actions include the 2022
central government Plan of
Adjustment, which
exchanged more
than $33
billion of
existing bonds
and other
claims for
about $7
billion in
new bonds,
reducing
debt service
by more
than $50
billion. Also,
the restructurings
of the
Puerto Rico
Sales Tax
Financing Corporation
(“COFINA”), the
Highways and
Transportation
Authority (“HTA”),
and the
Puerto Rico
Aqueducts and
Sewers Authority
(“PRASA”) are
expected to
yield savings of approximately $17.5 billion, $3.0 billion, and $400 million, respectively, in future debt service payments.
The
remaining
major
restructuring
is
that
of
the
Puerto
Rico
Electric
Power
Authority
(“PREPA”).
Litigation
remains
largely
stayed. On March
28, 2025, the PROMESA
oversight board filed
its fifth amended plan
of adjustment, which
would reduce PREPA’s
debt
almost
80%,
to
the
equivalent
of
$2.6
billion
in
cash
or
bonds,
excluding
pension
liabilities.
It
also
incorporates
several
amendments
to
the
previous
structure,
including
a
Rate
Reduction
Fund
to
support
PREPA’s
pensions,
and
the
elimination
of
the
Legacy Charge contemplated in the previous versions of the plan of adjustment to repay the significantly reduced debt.
Other Developments
Puerto
Rico
gained
momentum
as
a
hub
for
reshoring,
particularly
in
the
manufacturing
sector.
During
2025,
the
Government
announced 17 companies with expansion
projects representing over $2 billion
in committed capital investments and over
4,000 jobs to
be created over the short-to-medium
term. This reflects part of the Government’s
policy efforts to prioritize growth
-oriented initiatives
that are critical to sustaining long-term economic growth and competitiveness.
Infrastructure reconstruction
continues to
advance, particularly
in the
aftermath of
Hurricane Maria
in 2017.
During the
12-month
period
ended
September
30,
2025,
over
$3.4
billion
in
disaster
relief
funds
were
disbursed
through
the
Federal
Emergency
Management
Agency
(“FEMA”)
Public
Assistance
program
and
the
HUD
Community
Development
Block
Grant
(“CDBG”)
program,
a
6.9%
increase
when
compared
to
the
same
period
in
2024.
Excluding
Hurricane
Fiona-related
emergency
funds,
which
occurred
in September
2022,
disbursements
rose 14.3%
on a
year-over-year
basis. As
of
February
9, 2026,
over 4,600
projects
had
already been
completed under FEMA’s
Public Assistance
Permanent Work
programs while nearly
20,000 projects
were active across
different stages of execution for
a total cost of $12.1 billion, equivalent
to approximately 34% of the agency’s
$37.4 billion obligation,
according to the Central Office for Recovery,
Reconstruction and Resiliency (“COR3”).
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
Exposure to Puerto Rico Government
As of December
31, 2025, the
Corporation had $297.8
million of direct
exposure to the
Puerto Rico government,
its municipalities
and public
corporations, an increase
of $9.2 million
compared to $288.6
million as of
December 31, 2024.
As of December
31, 2025,
approximately $211.3
million of the exposure consisted of
loans and obligations of municipalities in
Puerto Rico that are supported
by
assigned
property
tax
revenues
and
for
which,
in
most
cases,
the
good
faith,
credit
and
unlimited
taxing
power
of
the
applicable
municipality have
been pledged
to their
repayment, and
$42.2 million
consisted of
loans and
obligations which
are supported
by one
or
more
specific
sources
of
municipal
revenues.
The
Corporation’s
exposure
to
Puerto
Rico
municipalities
consisted
primarily
of

senior priority loans and obligations concentrated
in six of the largest municipalities in Puerto Rico. The
municipalities are required by
law to
levy special
property taxes
in such
amounts as
are required
for the
payment of
all of
their respective
general obligation
bonds
and
notes.
In
addition
to
municipalities,
the
total
direct
exposure
also
included
$8.7
million
in
a
loan
extended
to
an
affiliate
of
PREPA,
$32.9
million
in
loans
to
a
public
corporation
of
the
Puerto
Rico
government,
and
an
obligation
of
the
Puerto
Rico
government,
specifically
a
residential
pass-through
MBS
issued
by
the
PRHFA,
at
an
amortized
cost
of
$2.7
million
as
part
of
its
available-for-sale debt securities portfolio (fair value of $1.6 million as of
December 31, 2025).
The
following
table
details
the
Corporation’s
total
direct
exposure
to
Puerto
Rico
government
obligations
according
to
their
maturities:
As of December 31, 2025
Investment
Portfolio
(Amortized cost) Loans
Total
Exposure
(In thousands)
Puerto Rico Housing Finance Authority:
After 10 years
$ 2,700 $ - $ 2,700
Total Puerto Rico Housing Finance Authority 2,700 - 2,700
Public corporation of the Puerto Rico government:
Due within one year
- 14,416 14,416
After 1 to 5 years
- 18,476 18,476
Total public corporation of the Puerto Rico government - 32,892 32,892
Affiliate of the Puerto Rico Electric Power Authority:
After 1 to 5 years
- 8,656 8,656
Total Puerto Rico government affiliate - 8,656 8,656
Total Puerto Rico public corporations and government affiliate - 41,548 41,548
Municipalities:
Due within one year
1,044 - 1,044
After 1 to 5 years
53,265 112,628 165,893
After 5 to 10 years
10,376 61,399 71,775
After 10 years
14,870 - 14,870
Total Municipalities 79,555 174,027 253,582
Total Direct
Government Exposure
$ 82,255 $ 215,575 $ 297,830
Also,
as
of
December
31,
2025,
the
outstanding
balance
of
construction
loans
funded
through
conduit
financing
structures
to
support the
federal programs
of Low-Income
Housing Tax
Credit combined
with other
federal programs
amounted to
$92.4 million,
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
,
but where the PRHFA will be the
lender of record.
In
addition,
as
of
December
31,
2025,
the
Corporation
had
$67.1
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
2025
and
2024,
the
Corporation
had
$2.5
billion
and
$3.1
billion,
respectively,
of
public
sector
deposits
in
Puerto
Rico.
Approximately
23%
of
the
public
sector
deposits
as
of
December
31,
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
Over the
past four
years, the USVI
has been
recovering from
the adverse
impact caused by
COVID-19 and
has continued
to make
progress
on
its
rebuilding
efforts
related
to
Hurricanes
Irma
and
Maria,
which
occurred
in
September
2017.
According
to
data
published
by FEMA,
there
were over
$26.2 billion
in obligated
disaster recovery
funds for
the USVI
as of
September 30,
2025,
up
$9.7 billion
(or 59%)
from the
comparable
figure a
year earlier.
During the
12-month
period ended
September 30,
2025,
over $597
million were disbursed in the territory,
representing a year-over-year increase
of 2%.
Finally, PROMESA
does not apply to
the USVI and, as such,
there is currently no federal
legislation permitting the restructuring
of
the debts of the USVI and
its public corporations and instrumentalities.
To the
extent that the fiscal condition of the
USVI government
deteriorates
again,
the
U.S.
Congress
or
the
government
of
the
USVI
may
enact
legislation
allowing
for
the
restructuring
of
the
financial
obligations
of
the
USVI
government
entities
or
imposing
a
stay
on
creditor
remedies,
including
by
making
PROMESA
applicable to the USVI.
As of
December 31,
2025 and
2024, the
Corporation had
$138.7 million
and $100.4
million, respectively,
in loans to
USVI public
corporations, of
which $108.0 million
and $68.2 million,
respectively,
were fully collateralized
by cash balances
held at the
Bank. As
of December 31, 2025, all loans were currently performing and up to date on principal and interest payments.

CEO and CFO Certifications
First BanCorp.’s Chief Executive
Officer and Chief Financial Officer have
filed with the SEC certifications required by Section 302
and Section 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2,
32.1 and 32.2 to this Form 10-K.
In addition, in 2025, First BanCorp’s
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
FIRST BANCORP.
INDEX TO CONSOLIDATED
FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
(PCAOB No.
173
)….…………………………..
96
Management’s Report on Internal Control over Financial Reporting
………………………………………… 98
Consolidated Statements of Financial Condition
……………………………………………………………... 99
Consolidated Statements of Income
……...…………………………………………………………………...
100
Consolidated Statements of Comprehensive Income
……...………………………………………..………...
101
Consolidated Statements of Cash Flows
……………………………………………………………………… 102
Consolidated Statements of Changes in Stockholders’ Equity
……………………………………………….. 103
Notes to Consolidated Financial Statements
………………………………………………………………….. 104

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of First BanCorp.
San Juan, Puerto Rico
Opinions on the Financial Statements and Internal Control
over Financial Reporting
We
have audited the accompanying consolidated
statements of financial condition of First
BanCorp. (the “Company”) as of December
31, 2025
and 2024,
the related
consolidated
statements of
income, comprehensive
income, cash
flows, and
changes in
stockholders’
equity
for each
of the
years in
the three-year
period ended
December 31,
2025, and
the related
notes (collectively
referred
to as
the
“financial statements”). We
also have audited the
Company’s internal
control over financial reporting
as of December 31, 2025,
based
on criteria
established
in Internal
Control
– Integrated
Framework:
(2013) issued
by
the Committee
of Sponsoring
Organizations
of
the Treadway Commission (COSO).
In our opinion,
the financial statements
referred to above
present fairly,
in all material
respects, the financial
position of the
Company
as of
December 31,
2025 and
2024, and
the results
of its
operations and
its cash
flows for
each of
the years
in the
three-year period
ended December
31, 2025
in conformity
with accounting
principles generally
accepted in
the United
States of
America. Also
in our
opinion, the Company
maintained, in all
material respects, effective
internal control over
financial reporting as
of December 31,
2025
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
(PCAOB)
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

Critical Audit Matter
The
critical
audit
matter
communicated
below
is a
matter
arising
from
the
current
period
audit
of
the
financial
statements
that
was
communicated or required
to be communicated
to the audit
committee and that:
(1) relates to accounts
or disclosures that
are material
to the
financial statements
and (2)
involved our
especially challenging,
subjective, or
complex judgments.
The communication
of the
critical
audit
matter
does
not
alter
in
any
way
our
opinion
on
the
financial
statements,
taken
as
a
whole,
and
we
are
not,
by
communicating
the
critical
audit
matter
below,
providing
a
separate
opinion
on
the
critical
audit
matter
or
on
the
accounts
or
disclosures to which it relates.
Allowance for Credit Losses – Selection and Weighting
of Economic Scenarios
As described
in Notes
1 and
4 to
the financial
statements, the
allowance for
credit losses
(“ACL”) for
loans and
finance leases
is an
accounting
estimate
of
expected
credit
losses
over
the
contractual
life
of
financial
assets
carried
at
amortized
cost
and
off-balance-
sheet credit exposures.
The calculation
of the
ACL for
loans and
finance leases,
is primarily
measured based
on a
probability of
default /
loss given
default
modeled approach. The
estimate of the probability
of default and loss
given default assumptions
uses one or more
economic scenarios
of
relevant
current
and
forward-looking
macroeconomic
variables
determined
by
portfolio
segment,
such
as:
unemployment
rate;
housing
and
real
estate
price
indices;
interest
rates;
market
risk
factors;
and
gross
domestic
product,
and
considers
conditions
throughout Puerto
Rico, the
Virgin
Islands, and
the State
of Florida.
The economic
scenarios are
chosen quarterly
and the
weighting
given to
each economic
scenario for
the different
loan portfolio
categories depends
on a
variety of
factors including
recent economic
events, leading national and regional economic indicators, and industry trends.
We
identified the auditing
of economic scenarios
as a critical audit
matter as the selection
of the economic scenarios
and weighting of
the
scenarios
requires
significant
management
judgment,
which
in
turn,
required
significant
auditor
judgment
and
significant
audit
effort,
including
the
need
for
professionals
with
specialized
skill
and
knowledge.
Additionally,
the
impact
of
these
judgments
represents a significant portion of the ACL for loans and finance leases.
The primary procedures we performed to address the critical audit matter included:
●
Testing
the
effectiveness
of
controls
over
the
evaluation
of
the
selection
and
weighting
of
economic
scenarios,
including
controls addressing:
o
Management’s review and
approval of the economic scenarios and the weightings applied.
o
Management’s
review
of
the
completeness
and
accuracy
of
data
used
as
a
basis
for
modeling
the
economic
scenarios, and the relevance and reliability of data from external sources.
o
Management’s review of
the reasonableness of the results of the allowance for credit losses calculation.
●
Substantively
testing
management’s
process,
including
evaluating
their
judgments
and
assumptions
for
economic
scenario
selection and weightings applied, which included:
o
Evaluation of the reasonableness of economic scenarios selected and weightings applied.
o
Evaluation of the completeness and accuracy of data inputs used as a basis for modeling.
o
Evaluation, with
the assistance
of professionals
with specialized
skill and
knowledge, of
the reasonableness
of both
the economic
scenarios provided
by external
sources and
the results
of their
application in
the determination
of the
ACL for loans.
We
have served as the Company’s
auditor since 2018.
/s/
Crowe LLP
Atlanta, Georgia
February 27, 2026
Stamp No. DLLP224-69 of the
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
Management
is
responsible
for
establishing
and
maintaining
effective
internal
control
over
financial
reporting.
Management
assessed
the
effectiveness
of
the
Corporation’s
internal
control
over
financial
reporting
as
of
December 31,
2025,
based
on
the
framework
set
forth
by
the
Committee
of
Sponsoring
Organizations
of
the
Treadway
Commission
(“COSO”)
in
Internal
Control-
Integrated
Framework
(2013).
Based
on
that
assessment,
management
concluded
that,
as
of
December
31,
2025,
the
Corporation’s
internal control over financial reporting is effective.
The
Corporation’s
independent
registered
public
accounting
firm,
Crowe LLP,
has
audited
the effectiveness
of the
Corporation’s
internal control over financial reporting as of December 31, 2025
,
as stated in their report dated February 27, 2026.
First BanCorp.
/s/
Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer
Date: February 27, 2026
/s/
Orlando Berges
Orlando Berges
Executive Vice President
and Chief Financial Officer
Date: February 27, 2026

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
December 31, 2025 December 31, 2024
(In thousands, except for share information)
ASSETS
Cash and due from banks $
657,149
$
1,158,215
Money market investments:
Time deposit with another financial institution
750
500
Other short-term investments
700
700
Total money market investments
1,450
1,200
Available-for-sale debt securities, at fair value (amortized cost of
$
4,901,982
as of December 31, 2025 and $
5,125,408
as of December 31, 2024; ACL of $
763
as of December 31, 2025 and $
521
as of December 31, 2024)
4,554,032
4,565,302
Held-to-maturity debt securities, at amortized
cost, net of ACL of $
733
as of December 31, 2025 and $
802
as of December 31, 2024 (fair value of
$
262,055
as of December 31, 2025 and $
308,040
as of December 31, 2024)
264,563
316,984
Equity securities
44,753
52,018
Total investment securities
4,863,348
4,934,304
Loans held for investment, net of ACL of
$
249,037
as of December 31, 2025 and $
243,942
as of December 31, 2024
12,876,319
12,502,614
Mortgage loans held for sale, at lower of
cost or market
16,697
15,276
Total loans, net
12,893,016
12,517,890
Accrued interest receivable on loans and
investments
71,351
71,881
Premises and equipment, net
126,920
133,437
Other real estate owned (“OREO”)
7,522
17,306
Deferred tax asset, net
149,012
136,356
Goodwill
38,611
38,611
Other intangible assets
3,458
6,967
Other assets
321,055
276,754
Total assets $
19,132,892
$
19,292,921
LIABILITIES
Non-interest-bearing deposits $
5,549,416
$
5,547,538
Interest-bearing deposits
11,120,727
11,323,760
Total deposits
16,670,143
16,871,298
Long-term borrowings
290,000
561,700
Accounts payable and other liabilities
205,884
190,687
Total liabilities
17,166,027
17,623,685
Commitments and contingencies (See
Note 23)
(nil) (nil)
STOCKHOLDERS’ EQUITY
Common stock, $
0.10
par value,
2,000,000,000
shares authorized;
223,663,116
shares issued;
156,618,996
shares outstanding as of December 31, 2025
and
163,868,877
shares outstanding as of December 31, 2024
22,366
22,366
Additional paid-in capital
963,543
964,964
Retained earnings, includes legal surplus
reserve of $
262,534
as of December 31, 2025 and $
230,178
as of December 31, 2024
2,268,011
2,038,812
Treasury stock (at cost),
67,044,120
shares as of December 31, 2025 and
59,794,239
shares as of December 31, 2024
(932,505)
(790,350)
Accumulated other comprehensive loss,
net of tax of $
7,986
as of December 31, 2025 and $
8,221
as of December 31, 2024
(354,550)
(566,556)
Total stockholders’ equity
1,966,865
1,669,236
Total liabilities and stockholders’ equity $
19,132,892
$
19,292,921
The accompanying notes are an integral part
of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME
Year Ended December 31,
2025 2024 2023
(In thousands, except per share information)
Interest and dividend income:
Loans
$
979,136
$
965,472
$
890,562
Investment securities
102,923
92,599
102,505
Money market investments and interest-earning cash accounts
41,097
37,082
30,419
Total interest and dividend income
1,123,156
1,095,153
1,023,486
Interest expense:
Deposits
237,683
253,107
185,461
Short-term borrowings
86
18
7,583
Long-term borrowings
16,447
34,549
33,332
Total interest expense
254,216
287,674
226,376
Net interest income
868,940
807,479
797,110
Provision for credit losses - expense (benefit):
Loans and finance leases
85,906
62,861
66,644
Unfunded loan commitments
(130)
(1,495)
365
Debt securities
185
(1,445)
(6,069)
Provision for credit losses - expense
85,961
59,921
60,940
Net interest income after provision for credit losses
782,979
747,558
736,170
Non-interest income:
Service charges and fees on deposit accounts
39,068
38,819
38,042
Mortgage banking activities
14,106
12,683
10,587
Gain on early extinguishment of debt
-
-
1,605
Insurance commission income
13,226
13,570
12,763
Card and processing income
47,390
46,758
43,909
Other non-interest income
18,088
18,892
25,788
Total non-interest income
131,878
130,722
132,694
Non-interest expenses:
Employees’ compensation and benefits
245,152
235,695
222,855
Occupancy and equipment
88,909
88,427
85,911
Business promotion
16,601
17,645
19,626
Professional service fees
48,109
49,455
45,841
Taxes, other than income taxes
23,954
22,196
21,236
Federal Deposit Insurance Corporation (“FDIC”) deposit
insurance
7,668
9,818
14,873
Net gain on OREO operations
(1,525)
(7,474)
(7,138)
Credit and debit card processing expenses
28,474
27,600
25,997
Communications
9,031
8,779
8,561
Other non-interest expenses
31,750
34,932
33,666
Total non-interest expenses
498,123
487,073
471,428
Income before income taxes
416,734
391,207
397,436
Income tax expense
71,868
92,483
94,572
Net income
$
344,866
$
298,724
$
302,864
Net income attributable to common stockholders
$
344,866
$
298,724
$
302,864
Net income per common share:
Basic
$
2.16
$
1.82
$
1.72
Diluted
$
2.15
$
1.81
$
1.71
The accompanying notes are an integral part
of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Year Ended
December 31,
2025 2024 2023
(In thousands)
Net income
$
344,866
$
298,724
$
302,864
Other comprehensive income, net of tax:
Available-for-sale debt securities:
Net unrealized holding gains on debt securities
(1)
212,398
73,214
165,420
Defined benefit plans adjustments:
Net actuarial (loss) gain
(409)
(635)
177
Reclassification adjustment for amortization of net actuarial loss
17
35
11
Other comprehensive income for the year, net of tax
212,006
72,614
165,608
Total comprehensive income $
556,872
$
371,338
$
468,472
Year Ended
December 31,
2025 2024 2023
(In thousands)
Income tax effect of items included in other comprehensive income:
Defined benefit plans adjustments:
Net actuarial (loss) gain $
245
$
381
$
(107)
Reclassification adjustment for amortization of net actuarial loss
(10)
(21)
(6)
Total income tax effect of items included in other comprehensive income $
235
$
360
$
(113)
(1) Net unrealized holding gains on available-for-sale
debt securities have no tax effect because securities
are either tax-exempt, held by an International
Banking Entity (“IBE”),
or have a full deferred tax asset valuation allowance.
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,
2025 2024 2023
(In thousands)
Cash flows from operating activities:
Net income
$
344,866
$
298,724
$
302,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
17,244
18,580
20,501
Amortization of intangible assets
3,509
6,416
7,735
Provision for credit losses
85,961
59,921
60,940
Deferred income tax (benefit) expense
(12,422)
14,131
6,105
Stock-based compensation
10,096
8,706
7,799
Gain on early extinguishment of debt
-
-
(1,605)
Unrealized gain on derivative instruments
(829)
(537)
(301)
Net gain on disposals or sales, and impairments of premises
and equipment and other assets
(16)
(103)
(3,514)
Net gain on sales of loans and loans held-for-sale valuation adjustments
(5,041)
(3,426)
(1,572)
Net (accretion) amortization of discounts, premiums, and
deferred loan fees and costs
(668)
344
1,223
Originations and purchases of loans held for sale
(170,634)
(165,291)
(147,460)
Sales and repayments of loans held for sale
174,124
160,593
149,888
Amortization of broker placement fees
711
757
309
Net (accretion) amortization of premiums and discounts on investment securities
(3,241)
5,069
4,967
(Increase) decrease in accrued interest receivable
(11,088)
5,598
(5,437)
Increase in accrued interest payable
2,745
5,358
18,430
Decrease (increase) in other assets
11,031
(10,514)
(16,619)
Increase (decrease) in other liabilities
2,208
(176)
(41,290)
Net cash provided by operating activities
448,556
404,150
362,963
Cash flows from investing activities:
Net disbursements on loans held for investment
(505,032)
(705,368)
(758,232)
Proceeds from sales of loans held for investment
3,734
18,362
7,736
Proceeds from sales of repossessed assets
55,373
64,337
53,870
Purchases of available-for-sale debt securities
(1,938,092)
(266,198)
(5,458)
Proceeds from principal repayments and maturities of available-for-sale debt securities
2,163,513
997,081
549,644
Proceeds from principal repayments of held-to-maturity debt securities
53,715
38,353
85,988
Additions to premises and equipment
(11,032)
(10,008)
(22,599)
Proceeds from sales of premises and equipment and other assets
25
1,353
4,475
Net redemptions (purchases) of equity securities
7,404
(2,350)
5,643
Proceeds from the settlement of insurance claims - investing activities
-
670
483
Net cash (used in) provided by investing activities
(170,392)
136,232
(78,450)
Cash flows from financing activities:
Net (decrease) increase in deposits
(239,938)
260,843
470,981
Net repayments of short-term borrowings
-
-
(550,133)
Repayments of long-term borrowings
(269,850)
(97,000)
(19,795)
Proceeds from long-term borrowings
-
-
300,000
Repurchase of outstanding common stock
(153,672)
(102,393)
(203,241)
Dividends paid on common stock
(115,520)
(105,581)
(99,666)
Net cash used in financing activities
(778,980)
(44,131)
(101,854)
Net (decrease) increase in cash and cash equivalents
(500,816)
496,251
182,659
Cash and cash equivalents at beginning of year
1,159,415
663,164
480,505
Cash and cash equivalents at end of year $
658,599
$
1,159,415
$
663,164
Cash and cash equivalents include:
Cash and due from banks $
657,149
$
1,158,215
$
661,925
Money market investments
1,450
1,200
1,239
$
658,599
$
1,159,415
$
663,164
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY
Year Ended December 31,
2025 2024 2023
(In thousands, except per share information)
Common Stock $
22,366
$
22,366
$
22,366
Additional Paid-In Capital:
Balance at beginning of year
964,964
965,707
970,722
Stock-based compensation expense
10,096
8,706
7,799
Common stock reissued under stock-based compensation plan
(11,694)
(9,659)
(13,531)
Restricted stock forfeited
177
210
717
Balance at end of year
963,543
964,964
965,707
Retained Earnings:
Balance at beginning of year
2,038,812
1,846,112
1,644,209
Cumulative adjustment of adoption of Accounting Standards Update
(“ASU”) 2022-02
-
-
(1,357)
Net income
344,866
298,724
302,864
Dividends on common stock (2025 - $
0.72
per share; 2024 - $
0.64
per share; 2023 - $
0.56
per share)
(115,667)
(106,024)
(99,604)
Balance at end of year
2,268,011
2,038,812
1,846,112
Treasury Stock (at cost):
Balance at beginning of year
(790,350)
(697,406)
(506,979)
Common stock repurchases (See Note 12)
(153,672)
(102,393)
(203,241)
Common stock reissued under stock-based compensation plan
11,694
9,659
13,531
Restricted stock forfeited
(177)
(210)
(717)
Balance at end of year
(932,505)
(790,350)
(697,406)
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of year
(566,556)
(639,170)
(804,778)
Other comprehensive income, net of tax
212,006
72,614
165,608
Balance at end of year
(354,550)
(566,556)
(639,170)
Total stockholders’ equity
$
1,966,865
$
1,669,236
$
1,497,609
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
INDEX TO NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
PAGE
Note 1 – Nature of Business and Summary of Significant Accounting Policies
105
Note 2 – Debt Securities
120
Note 3 – Loans Held for Investment
126
Note 4 – Allowance for Credit Losses for Loans and Finance Leases
151
Note 5 – Premises and Equipment
154
Note 6 – Other Real Estate Owned (“OREO”)
155
Note 7 – Related-Party Transactions
155
Note 8 – Deposits
156
Note 9 – Borrowings
157
Note 10 – Earnings per Common Share
159
Note 11 – Stock-Based Compensation
160
Note 12 – Stockholders’ Equity
163
Note 13 – Accumulated Other Comprehensive Loss
165
Note 14 – Employee Benefit Plans
166
Note 15 – Other Non-Interest Income
169
Note 16 – Other Non-Interest Expenses
169
Note 17 – Income Taxes
170
Note 18 – Operating Leases
174
Note 19 – Fair Value
175
Note 20 – Revenue from Contracts with Customers
180
Note 21 – Segment Information
183
Note 22 –
Supplemental Statements
of Cash Flows Information
187
Note 23 – Regulatory Matters, Commitments, and Contingencies
188
Note 24 – First BanCorp. (Holding Company Only) Financial Information
191

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
has
six
wholly-owned
subsidiaries
with
operations
in
Puerto
Rico:
First
Federal
Finance
Corp.
(d/b/a
Money
Express
La Financiera),
a
finance
company
specializing
in
the
origination
of
small
loans
with
25
offices
in
Puerto
Rico;
First
Management
of
Puerto
Rico,
a
Puerto
Rico
corporation,
which
holds
tax-exempt
assets;
FirstBank
Overseas
Corporation,
an
international
banking
entity
(an
“IBE”)
organized
under the
International Banking
Entity Act
of Puerto
Rico; two
companies engaged
in the
operation of
certain real
estate properties;
and
a
limited
liability
corporation
organized
in
2022
under
the
laws
of
the
Commonwealth
of
Puerto
Rico
and
Puerto
Rico
Tax
Incentives
Code
(“Act
60
of 2019
”),
which
commenced
operations
in
2023
and
engages in
investing
and
lending
transactions.
The
limited liability corporation organized under the laws of Act 60 of 2019 has one wholly-owned subsidiary organized under such laws.
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
shares. For a variable
interest entity (“VIE”),
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
consolidation of VIEs. Additional
non-consolidated VIEs
arise
from
transfers
of
residential
mortgage
loans
in
sale
or
securitization
transactions
in
which
it
has
continuing
involvement,
including servicing responsibilities and guarantee arrangements.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
106
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
ACL, as
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
short-term
investments
with
original
maturities
of
three
months
or
less
that
are
used
as
part
of
an
institution’s
cash
management
activities.
As of
December 31,
2025 and
2024, the
Corporation maintained
$
0.8
million and
$
0.5
million, respectively,
in a
segregated time
deposit held in accordance with the requirements of the Puerto Rico International
Banking Law.
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
2025
and
2024,
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
2 –
“Debt Securities”
for
additional information on nonaccrual debt securities.
Allowance
for
Credit
Losses
–
Held-to-Maturity
Debt
Securities:
As
of
December
31,
2025
and
2024,
the
held-to-maturity
debt
securities portfolio consisted of U.S. government-sponsored
entities (“GSEs”) MBS and Puerto Rico municipal bonds.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
107
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
The Corporation
does not
recognize an
ACL for
GSEs’ MBS
since they
are either
explicitly or
implicitly guaranteed
by the
U.S.
government,
are highly
rated by
major rating
agencies, and
have a
long history
of no
credit losses.
For the
ACL of
held-to-maturity
Puerto
Rico municipal
bonds, the
Corporation
considers historical
credit loss
information
that is
adjusted for
current conditions
and
reasonable
and
supportable
forecasts.
These
Puerto
Rico
municipal
obligations
typically
are
not
issued
in
bearer
form, nor
are
they
registered
with
the
Securities
and
Exchange
Commission
(“SEC”)
and
are
not
rated
by
external
credit
agencies.
These
financing
arrangements with Puerto
Rico municipalities were
issued in bond form
and accounted for as
securities but underwritten as
loans with
features
that
are
typically
found
in
commercial
loans.
Accordingly,
similar
to
commercial
loans,
an
internal
risk
rating
(i.e.,
pass,
special
mention,
substandard,
doubtful,
or
loss)
is
assigned
to
each
bond
at
the
time
of
issuance
or
acquisition
and
monitored
on
a
continuous basis with a formal
assessment generally completed
on a quarterly basis. The
Corporation determines the ACL
for held-to-
maturity
Puerto
Rico
municipal
bonds
based
on
the
product
of
a
cumulative
probability
of
default
(“PD”)
and
loss
given
default
(“LGD”),
and
the
amortized
cost
basis
of
each
bond
over
its
remaining
expected
life.
PD
estimates
are
updated
quarterly
and
incorporate
payment
performance,
financial
and
market
indicators,
and
current
and
forecasted
relevant
forward-looking
macroeconomic
variables
to
determine
a
lifetime
term
structure
PD curve.
LGD
estimates
consider
historical
charge-off
events and
recovery
payments (if
any), government
sector historical
loss experience,
as well
as relevant
current and
forecasted macroeconomic
expectations
of
variables,
such
as
unemployment
rates,
interest
rates,
and
market
risk
factors
based
on
industry
performance,
to
determine a
lifetime term
structure LGD
curve. Under
this approach,
all future
period losses for
each instrument
are calculated
using
the PD and
LGD loss rates
derived from
the term structure
curves applied to
the amortized cost
basis of each
bond. The methodology
uses
a
two-year
reasonable
and
supportable
forecast
period
followed
by
an
up
to
three-year
straight-line
reversion
to
the
historical
macroeconomic
mean. After
reaching the
long-term historical
averages, the
Corporation continues
to estimate
expected credit
losses
using
the
same
forecast
framework,
with
macroeconomic
variables
assumed
to
fluctuate
around
their
long-term
averages
over
the
remaining
expected
life
of
the instruments.
The
Corporation
also
evaluates
the
need
for
qualitative
adjustments,
which
may
reflect
economic
uncertainties,
organization-specific
risks
such
as
credit
concentrations,
collateral
considerations,
portfolio-specific
risk
characteristics, changes in underwriting or resolution practices, and other relevant internal or external factors.
The Corporation
has elected not
to measure
an ACL on
accrued interest related
to held-to-maturity
debt securities,
as uncollectible
accrued interest
receivables are written
off on
a timely manner.
See Note 2
– “Debt Securities”
for additional
information about
ACL
balances for held-to-maturity debt securities and activity during the years ended December 31, 2025, 2024, and 2023.
Allowance
for
Credit
Losses
–
Available-for-Sale
Debt
Securities:
For
available-for-sale
debt
securities
in
an
unrealized
loss
position, the Corporation first assesses whether
it intends to sell, or it is more
likely than not that it will be required
to sell, the security
before
recovery
of
its
amortized
cost
basis.
If
either
condition
is
met,
the
difference
between
fair
value
and
amortized
cost
is
considered
to
be
impaired
and
recognized
in
provision
for
credit
losses.
For
available-for-sale
debt
securities
that
do
not
meet
the
aforementioned
criteria,
the Corporation
evaluates
whether the
decline
in fair
value
has resulted
from
credit factors
or other
market
conditions.
This
assessment
considers
the
issuer’s
liquidity
and
capital
strength,
the
severity
and
duration
of
the
unrealized
loss,
changes
in
credit
quality,
payment
performance,
relevant
financial
information,
industry
and
legislative
developments,
and,
when
applicable,
changes
in
collateral
performance
such
as
default
rates,
loss
severity,
prepayment
expectations,
and
cash
flow
trends.
When
credit
loss indicators
are
present,
the
Corporation
compares
the
present
value
of expected
future
cash
flows
to
the
security’s
amortized
cost. If
the present
value
of expected
future cash
flows is
lower,
a credit
loss is
recorded
through an
ACL, limited
to the
amount by
which fair
value is
below amortized
cost. Any
remaining decline
in fair
value not
related to
credit is
recognized in
OCL.
Non-credit-related losses typically arise from factors, such as widening liquidity spreads or rising interest rates.
Losses
are
charged
against
the
ACL
when
management
believes
the
uncollectability
of
an
available-for-sale
debt
security
is
confirmed or
when either
of the
criteria regarding
intent or requirement
to sell
is met.
The Corporation
has elected
not to measure
an
ACL on
accrued interest
related to
available-for-sale
debt
securities as
uncollectible
accrued
interest receivables
are written
off
in a
timely manner as indicated above.
Substantially all
of the
Corporation’s
available-for-sale debt
securities are
issued by
GSEs. These
securities are
either explicitly
or
implicitly guaranteed
by the
U.S. government,
are highly
rated by
major rating
agencies, and
have a
long history
of no
credit losses.
Accordingly,
there is a zero-credit
loss expectation on these
securities. For further information,
including the assumptions used
for the
discounted cash flow analyses performed
on other available-for-sale debt securities
such as private label MBS and bonds
issued by the
Puerto Rico Housing Finance Authority (“PRHFA”),
see Note 19 – “Fair Value.”

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
108
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
Construction,
commercial
mortgage,
and
commercial
and
industrial
(“C&I”)
loans
are
written
down
to
their
net
realizable
value
(fair value
of collateral,
less estimated
costs to
sell) when
considered to
be uncollectible.
Within the
consumer loan
portfolio,
closed-
end
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
109
Modifications
Granted
to
Debtors
Experiencing
Financial
Difficulties
–
The
Corporation
discloses
loan
modifications
granted
to
debtors
experiencing
financial
difficulties
when,
during
the
reporting
period,
the
timing
and/or
amount
of
contractual
cash
flows
is
changed through a
reduction in interest
rate, term extension, an
other-than-insignificant payment
delay, or
any combination thereof.
A
debtor is considered to be experiencing financial
difficulties when there is significant doubt about
the debtor’s ability to make required
payments
on
the
debt
or
to
get
equivalent
financing
from
another
creditor
at
a
market
rate
for
similar
debt.
Modified
loans
are
classified as either accrual or
nonaccrual loans. Loans in
accrual status may remain
in accrual status when their
contractual terms have
been modified if
the loans had demonstrated
performance prior to the
restructuring and payment
in full under the
restructured terms is
expected.
Otherwise,
modified
loans on
nonaccrual
status at
the
time of
the restructuring
will remain
on nonaccrual
status until
the
borrower has proven the ability
to perform under the modified
structure, generally for a
minimum of six months, and
there is evidence
that such
payments can,
and are
likely to,
continue as
agreed. Furthermore,
the Corporation
applies a
non-discounted flow
portfolio-
based approach for the estimation of the ACL of modified loans to borrowers experiencing financial difficulties for all portfolios.
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
consist of secured
and unsecured loans
extended to individuals
for household, family,
and other personal expenditures, including several classes of products.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
110
For
purposes
of
the
ACL
determination,
the
Corporation
stratifies
portfolio
segments
by
two
main
regions
(
i.e.,
the
Puerto
Rico/Virgin
Islands
region
and
the
Florida
region).
The
ACL
is
measured
using
a
PD/LGD
model
that
is
calculated
based
on
the
product of a
cumulative PD and
LGD. PD and
LGD estimates are
updated quarterly
for each loan
over the remaining
expected life
to
determine
lifetime
term
structure
curves.
Under
this approach,
the
Corporation
calculates losses
for
each
loan
for
all future
periods
using the
PD and
LGD loss
rates derived
from the
term structure
curves applied
to the
amortized cost
basis of
the loans,
considering
prepayments.
For
residential
mortgage
loans,
the
Corporation
stratifies
the
portfolio
segment
by
the
following
two
classes:
(i)
government-
guaranteed
residential
mortgage
loans,
and
(ii)
conventional
mortgage
loans.
Government-guaranteed
loans
are
those
originated
to
qualified
borrowers
under
the
FHA
and
the
VA
standards.
Originated
loans
that
meet
the
FHA’s
standards
qualify
for
the
FHA’s
insurance program whereas
loans that meet the
standards of the VA
are guaranteed by
such entity.
No credit losses are
determined for
loans insured or guaranteed
by the FHA or the VA
due to the explicit
guarantee of the U.S. federal
government. On the other
hand, an
ACL is
calculated for
conventional
residential mortgage
loans, which
are loans
that do
not qualify
under the
FHA or
VA
programs.
PD
estimates
are
based
on,
among
other
things,
historical
payment
performance
and
relevant
current
and
forward-looking
macroeconomic variables,
such as
regional unemployment
rates. LGD
estimates are
based on,
among other
things, historical
charge-
off events
and recovery
payments, loan-to-value
attributes, and
relevant current
and forecasted
macroeconomic variables,
such as
the
regional House Price Index.
For
commercial
mortgage
and
construction
loans,
PD
estimates
are
based
on,
among
other
things,
industry
historical
default
experience, property
type, occupancy,
and relevant
current and
forward-looking
macroeconomic
variables. LGD
estimates are
based
on
historical
charge-off
events
and
recovery
payments,
industry
historical
loss
experience,
specific
attributes
of
the
loans,
such
as
loan-to-value,
debt
service
coverage
ratios,
and
net
operating
income,
as
well
as
relevant
current
and
forecasted
macroeconomic
variables
expectations,
such
as
commercial
real
estate
price
indexes,
the
gross
domestic
product
(“GDP”),
interest
rates,
and
unemployment rates, among others.
For C&I loans, PD estimates
are based on industry historical default
experience, financial performance and market
value indicators,
and
current
and
forecasted
relevant
forward-looking
macroeconomic
variables.
LGD
estimates
are
based
on
industry historical
loss
experience,
specific
attributes
of
the
loans,
such
as
loan
to
value,
as
well
as
relevant
current
and
forecasted
expectations
for
macroeconomic variables,
such as unemployment
rates, interest
rates, and
market risk
factors based
on industry
performance and
the
equity market.
For consumer loans,
the Corporation stratifies
the portfolio segment by
the following five classes: (i)
auto loans; (ii) finance
leases;
(iii) credit
cards; (iv)
personal loans;
and (v)
other consumer
loans, such
as open-end
home equity
revolving lines
of credit
and other
types
of
consumer
credit
lines,
among
others.
In
determining
the
ACL,
management
considers
consumer
loans
risk
characteristics
including, but not limited to, credit quality indicators
such as payment performance period, delinquency and original
FICO scores. The
PD
estimates
are
based
on,
among
other
things,
the
historical
payment
performance
and
relevant
current
and
forward-looking
macroeconomic
variables,
such as
regional
unemployment
rates.
LGD
estimates
are
primarily
based
on
historical
charge-off
events
and recovery payments.
For the
ACL determination
of all
portfolios, the
expectations for
relevant macroeconomic
variables related
to the
Puerto Rico
and
Virgin
Islands
region consider
an initial
reasonable
and
supportable
period of
two years
and
a
reversion
period
of up
to
three years
,
utilizing a
straight-line approach
and reverting
back to
the historical
macroeconomic
mean. For
the Florida
region, the
methodology
considers
a
reasonable
and
supportable
forecast
period
and
an
implicit
reversion
towards
the
historical
trend
that
varies
for
each
macroeconomic
variable.
After
reaching
the
long-term
historical
averages,
the
Corporation
continues
to
estimate
expected
credit
losses using
the same
forecast framework,
with macroeconomic
variables assumed
to fluctuate
around their
long-term averages
over
the remaining expected life of the instruments.
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
111
See Note
4 –
“Allowance
for Credit
Losses for
Loans
and Finance
Leases” for
additional information
about reserve
balances
for
each portfolio segment and activity during the years ended December
31, 2025, 2024, and 2023.
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
its expected
life. As
of
December 31,
2025 and
2024, the
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
See Note
4 –
“Allowance
for Credit
Losses” for
Loans
and
Finance
Leases for
additional information
about reserve
balances
for
unfunded loan commitments and activity during the years ended December 31,
2025, 2024, and 2023.
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
31, 2025 and
2024, the
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
112
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
The
Corporation
periodically
evaluates
MSRs
for
impairment.
Impairments
are
recognized
through
a
valuation
allowance
by
individual strata
based on
certain risk
characteristics, such
as region,
terms, and
coupons. Impairment
charges are
recorded as
part of
revenues from
mortgage banking
activities in the
consolidated statements
of income.
If the value
of the MSR
subsequently increases,
the
recovery
in
value
is
recognized
in
current
period
earnings
also
as
part
of
revenues
from
mortgage
banking
activities
through
a
reduction in
the valuation allowance.
The Corporation
also assesses whether
any impairment
is other-than-temporary.
When recovery
is not expected in the foreseeable future, the MSR is written down to its estimated recoverable value through the valuation allowance.
MSRs
are
amortized
over
the
estimated
life
of
the
underlying
loans
using
the
income
forecast
method.
Under
this
method,
amortization
is based
on projected
cash flows,
with each
period’s
expense determined
by applying
to the
MSR carrying
amount the
ratio of current-period projected cash flows to total remaining forecasted cash flows.
As of each
of December 31,
2025 and 2024,
the Corporation serviced
loans securitized through
GNMA with a
principal balance of
$
2.1
billion.
As
of
December
31,
2025,
the
carrying
amount
of
total
MSRs
totaled
$
23.3
million,
compared
to
$
25.0
million
as
of
December
31,
2024.
The
year-over-year
decrease
primarily
reflects
$
4.3
million
in
amortization
expense,
partially
offset
by
$
2.6
million
in
capitalized
MSRs
recorded
during
2025.
Sensitivity
analyses
as
of
each
of
December
31,
2025
and
2024
indicate
that
increases
in
the
constant
prepayment
rate
(“CPR”)
of
10
%
and
20
%
would
reduce
the
MSR
value
by
approximately
2
%
and
4
%,
respectively.
Similarly,
increases in
the discount
rate of
10
% and
20
% would
reduce the
MSR value
by approximately
4
% and
8
%,
respectively.
The
CPR assumptions
used
in
the
valuation
were
6.06
% and
6.34
% as
of December
31,
2025
and
2024,
respectively,
while the
discount rate
assumptions were
10.77
% and
10.72
% for
the same
periods. Key
economic assumptions
used in
determining
the fair
value of
MSRs capitalized
during the
years ended
December 31,
2025, 2024,
and 2023
were consistent
with those
applied to
total MSRs.
See Note
19 –
“Fair Value”
for information
on the
fair value
of MSRs
as of
December 31,
2025 and
2024. For
the year
ended
December
31,
2025,
the
Corporation
recognized
$
6.4
million
in
net
servicing
income,
included
within
mortgage banking
activities in the consolidated
statements of income. This amount
reflects $
10.0
million in servicing fee income,
partially offset by
$
4.3
million in amortization
expense. This compares
to $
6.8
million in net
servicing income for
the year ended
December 31, 2024,
which
included $
10.3
million in servicing
fee income and
$
4.2
million in amortization
expense, and $
7.0
million in net
servicing income
for

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
113
the year
ended December
31, 2023,
which included
$
10.6
million in
servicing fee
income and
$
4.3
million in
amortization
expense.
Temporary impairment
charges during the years ended December 31, 2025, 2024, and 2023 were not considered significant.
Premises and equipment
Premises and
equipment are
carried at cost,
net of
accumulated depreciation
and amortization.
Depreciation is
calculated using
the
straight-line method over the estimated useful
life of each type of asset. Amortization of
leasehold improvements is computed over
the
terms
of
the
leases
(
i.e.
,
the
contractual
term
plus
lease
renewals
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
Operating leases
The Corporation,
as lessee,
determines
if an
arrangement
is a
lease or
contains a
lease at
inception.
Operating
lease liabilities
are
recognized
based
on
the
present
value
of
the
remaining
lease
payments,
discounted
using
the
discount
rate
for
the
lease
at
the
commencement
date,
or
at
acquisition
date
in
case
of
a
business
combination.
As
the
rates
implicit
in
the
Corporation’s
operating
leases
are
not
readily
determinable,
the
Corporation
generally
uses
an
incremental
borrowing
rate,
calculated
based
on
fully
amortizing
secured
borrowings.
Operating
right-of-use
(“ROU”)
assets
are
generally
recognized
based
on
the
amount
of
the
initial
measurement of the lease
liability. Non-lease
components, such as common
area maintenance charges,
are not considered a part
of the
gross-up
of
the
ROU
asset
and
lease
liability
and
are
recognized
as
incurred.
The
Corporation’s
leases
are
primarily
related
to
operating
leases for
the Bank’s
branches.
The Corporation
does not
recognize ROU
assets and
lease liabilities
that arise
from short-
term
leases (less
than
12
months).
Operating
lease
expense,
which
is included
as part
of occupancy
and
equipment
expenses in
the
consolidated
statements
of
income,
is
recognized
on
a
straight-line
basis
over
the
lease
term
that
is
based
on
the
Corporation’s
assessment of whether
the renewal options
are reasonably certain
to be exercised.
The Corporation includes
the ROU assets
and lease
liabilities
as
part
of
other
assets
and
accounts
payable
and
other
liabilities,
respectively,
in
the
consolidated
statements
of
financial
condition.
As of December 31, 2025 and 2024, the Corporation, as lessee, did no
t have any leases that qualified as finance leases.
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
the
foreclosure
on
property
collateralizing
an
FHA/VA
government-guaranteed
residential
mortgage
loan,
the
Corporation
derecognizes
the
government-guaranteed
mortgage
loan
and
recognizes
a
receivable
as
part
of
other
assets
in
the
consolidated
statements
of
condition
if
the
conditions
in
ASC
Subtopic
310-40,
“Reclassification
of
Residential
Real
Estate
Collateralized
Consumer
Mortgage
Loans
upon
Foreclosure,”
(“ASC
Subtopic
310-40”)
are
met.
See
Note
6–
“Other
Real
Estate
Owned”
for
additional information
on foreclosures
associated to
FHA/VA
government-guaranteed residential
mortgage loans
reclassified to
other
assets as of December 31, 2025 and 2024.
Goodwill and other intangible assets
Goodwill
– Goodwill
represents the
excess of
the purchase
price
over the
fair value
of net
assets acquired
(including
identifiable
intangibles) in business combinations.
The Corporation allocates goodwill
to the reporting unit(s) that
are expected to benefit
from the
synergies
of
the
business
combination.
Once
allocated,
goodwill
is
supported
by
all
activities
within
the
reporting
unit,
whether

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
114
acquired
or
internally
generated.
The
Corporation
tests goodwill
for
impairment
at
least annually,
during
the
fourth
quarter
of each
year,
or
more
frequently
if
events
or
circumstances
indicate
potential
impairment.
If, after
evaluating
relevant
factors,
management
determines that it is
more-likely-than-not that a
reporting unit’s
fair value is less
than its carrying value,
a quantitative impairment test
is performed. Goodwill
as of each of
December 31, 2025
and 2024 amounted
to $
38.6
million. There were
no changes in the
carrying
amount
of
goodwill
during
the
years
ended
December
31,
2025,
2024,
and
2023.
In
addition
to
the
goodwill
recorded
at
the
Commercial
and
Corporate,
Consumer
Retail,
and
Mortgage
Banking
reporting
units
in
connection
with
the
acquisition
of
Banco
Santander
Puerto Rico
(“BSPR”) in
2020,
the Corporation’s
goodwill is
mostly related
to the
United States
(Florida) reporting
unit.
During the
fourth quarter
of 2025,
management performed
a qualitative
assessment for
each reporting
unit and
concluded that
it was
more-likely-than-not
that
fair
value
exceeded
carrying
value;
therefore,
no
goodwill
impairment
was
recorded.
The
qualitative
assessment considered macroeconomic conditions,
industry and market trends, interest rate
fluctuations, financial performance
of each
reporting unit, peer performance, and recent market transactions.
Other
Intangible
Assets
–
As
of
December
31,
2025
and
2024,
Corporation’s
other
intangible
assets
consisted
entirely
of
core
deposit
intangibles,
totaling
$
3.5
million
and
$
7.0
million,
respectively.
As
of
December
31,
2025,
core
deposit
intangibles
had
a
remaining
amortization
period
of
4 years
.
These
intangibles
are
amortized
over
the
estimated
useful
lives
of
the
related
deposits,
generally
on a
straight-line
basis. The
Corporation
evaluates core
deposit
intangibles for
impairment
whenever events
or changes
in
circumstances
indicate
that
their
carrying
amount
may
not
be
recoverable.
Management
has
identified
no
such
indicators
as
of
December 31, 2025, 2024, and 2023.
Securities purchased and sold under agreements to repurchase
The
Corporation
accounts
for
securities
purchased
under
resale
agreements
and
securities
sold
under
repurchase
agreements
as
collateralized financing transactions,
generally recorded at the purchase
or sale amount. The Corporation
monitors the fair value of the
underlying securities, and obtains or
returns collateral, as necessary.
Given the level of collateralization
and ongoing monitoring, these
transactions do not
present material credit
risk. The Corporation
sells and acquires
securities under agreements
to repurchase or
resell
the same
or similar
securities. Generally,
similar securities
are securities
from the
same issuer,
with identical
form and
type, similar
maturity,
identical
contractual
interest
rates,
similar
assets
as
collateral,
and
the
same
aggregate
unpaid
principal
amount.
The
counterparty to
certain agreements may
have the right
to repledge the
collateral by contract
or custom. The
Corporation presents such
assets
separately
in
the
consolidated
statements
of
financial
condition
as
securities
pledged
with
creditors’
rights
to
repledge.
Repurchase and
resale activities may
be transacted under
legally enforceable master
repurchase agreements that
give the Corporation,
in the
event of
default by
the counterparty,
the right
to liquidate
securities held
and to
offset receivables
and payables
with the
same
counterparty.
The Corporation offsets
repurchase and resale
transactions with
the same counterparty
in the consolidated
statements of
financial condition
where it
has such
a legally
enforceable right
under a
master netting
agreement, the
intention of
setoff
is existent,
the transactions have the same maturity date, and the amounts are determinable
.
From time to
time, the Corporation
modifies repurchase agreements
to take advantage
of prevailing interest rates.
Under applicable
GAAP,
if
the
modified
terms result
in
a
debt
instrument
that
is substantially
different,
generally
defined
as a
change in
the
present
value of cash flows of
10% or more, the modification
is accounted for as a debt
extinguishment, and the new instrument
is recorded at
fair value, and such
amount is used to
determine the extinguishment
gain or loss to
be recognized through the
consolidated statements
of income and the effective rate of the new instrument.
If the modification is not substantially different, the original carrying amount is
retained
and
a
new
effective
interest
rate
is
established.
The
Corporation
has
determined
that
none
of
the
repurchase
agreements
modified in the past were substantially different from the original terms, and, therefore, none resulted in a debt extinguishments.
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
reversal
of
existing
temporary
differences,
tax
planning
strategies
and
future
taxable
income,
exclusive
of
the
impact
of
the
reversal
of
temporary differences and
carryforwards. In estimating
taxes, management assesses the
relative merits and risks
of the appropriate tax
treatment
of
transactions
considering
statutory,
judicial,
and
regulatory
guidance.
The Corporation
releases
income
tax effects
from

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
115
OCL
as
pension
and
postretirement
liabilities
are
extinguished.
Discounts
on
purchased
income
tax
credits
are
recognized
in
non-
interest income when realized. See Note 17 – “Income Taxes
”
for additional information.
Under
the authoritative
accounting guidance,
income tax
benefits are
recognized and
measured based
on a
two-step
analysis: i)
a
tax
position
must
be
more
likely than
not
to be
sustained
based solely
on
its technical
merits
in
order
to
be recognized;
and
ii)
the
benefit
is
measured
at
the
largest
dollar
amount
of
that
position
that
is
more
likely
than
not
to
be
sustained
upon
settlement.
The
difference between
a benefit not
recognized in
accordance with
this analysis
and the
tax benefit
claimed on
a tax return
is referred
to
as an unrecognized tax benefit.
See ASU
2023-09,
“Income Taxes
(Topic
740): Improvements
to Income
Tax
Disclosures” below
for the
impact
associated with
the adoption of this standard during the fourth quarter of 2025.
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
Stock-based compensation
Compensation
cost
is
recognized
in
the
financial
statements
for
all
share-based
payment
grants.
The
First
BanCorp.
Omnibus
Incentive
Plan,
as
amended
(the
“Omnibus
Plan”)
provides
for
equity-based
and
non-equity-based
compensation
incentives
(the
“awards”)
through
the
grant
of
stock
options,
stock
appreciation
rights,
restricted
stock,
restricted
stock
units,
performance
shares,
other stock-based
awards and
cash-based
awards. The
compensation cost
for an
award, determined
based on
the estimate
of the
fair
value
at
the
grant
date
(considering
forfeitures
and
any
post-vesting
restrictions),
is
recognized
over
the
period
during
which
an
employee
or director
is required
to
provide
services
in
exchange
for
an
award,
which
is the
vesting
period,
taking
into account
the
retirement eligibility of the award.
Stock-based compensation
accounting guidance
requires the
Corporation to
reverse compensation
expense for
any awards
that are
forfeited due
to employee
or director
turnover.
Changes in
the estimated
forfeiture rate
may have
a significant
effect on
stock-based
compensation
as
the
Corporation
recognizes
the
effect
of
adjusting
the
rate
for
all
expense
amortization
in
the
period
in
which
the
forfeiture estimate is changed. If the actual forfeiture
rate is higher than the estimated forfeiture rate, an adjustment is made to increase
the
estimated
forfeiture
rate,
which
will
decrease
the
expense
recognized
in
the
financial
statements.
If
the
actual
forfeiture
rate
is
lower
than
the
estimated
forfeiture
rate,
an
adjustment
is
made
to
decrease
the
estimated
forfeiture
rate,
which
will
increase
the
expense recognized in the financial
statements. For additional information regarding
the Corporation’s
equity-based compensation and
awards granted, see Note 11– “Stock-Based Compensation.”
Comprehensive income (loss)
Comprehensive
income for
First BanCorp.
includes
net income,
as well
as change
s
in unrealized
gains on
available-for-sale
debt
securities and change in unrecognized pension and post-retirement costs, net of estimated tax effects.
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
116
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
of
an
enterprise
about
which
separate
financial
information
is
available
that
is
evaluated
regularly
by
the
Chief
Executive
Officer
in
deciding how
to allocate
resources and
assess performance.
The Corporation’s
CEO determined
that the
segregation that
best fulfills
the segment
definition
described
above is
by lines
of business
for
its operations
in Puerto
Rico, the
Corporation’s
principal
market,
and
by
geographic
areas
for
its
operations
outside
of
Puerto
Rico.
As
of
December
31,
2025
and
2024,
the
Corporation
had
the
following
six
operating segments that are all
reportable segments: Commercial and
Corporate Banking; Mortgage Banking;
Consumer
(Retail) Banking; Treasury
and Investments; United
States Operations; and
Virgin
Islands Operations. The
accounting policies for
the
reportable
business segments
are the
same as
those used
in the
preparation of
the Consolidated
Financial Statements
with respect
to
activities
specifically
attributable
to
each
business
segment.
However,
management
methodologies
utilized
in
compiling
segment
financial information are
highly subjective and,
unlike financial accounting,
are not based on
authoritative guidance similar
to GAAP.
As a
result, reported
segment results
are not
necessarily comparable
with similar
information reported
by other
financial institutions.
See Note 21 – “Segment Information” for additional information.
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
2025 or
2024. See Note
19 – “Fair
Value”
for additional information.
Revenue from contract with customers
See Note 20 –
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
117
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
Adoption of New Accounting Requirements
Standard Description Effective Date Effect on the financial statements
ASU 2023-09 -Income
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
Management adopted the guidance
during the fourth quarter of 2025.
The ASU has been applied
retrospectively. Accordingly,
comparative disclosures were
provided for all periods presented.
As part of the adoption of this ASU,
the Corporation expanded its income
tax rate reconciliation to separately
present nontaxable or nondeductible
items, as well as changes in
unrecognized tax benefits.
Additionally, the Corporation
provided disaggregated disclosures
for its major jurisdictions, which
include local and federal taxes.
The Corporation was not impacted by the adoption of the following Accounting Standards
Updates (“ASUs”) during 2025:
●
ASU 2024-02, “Codification Improvements – Amendments to Remove References
to the Concepts Statements”
●
ASU
2024-01,
“Compensation
–
Stock
Compensation
(Topic
718):
Stock
Application
of
Profits
Interest
and
Similar
Awards”.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
118
Recently Issued Accounting Standards Not Yet
Effective or Not Yet
Adopted
Standard Description Effective Date Effect on the Financial Statements
ASU 2025-11, “Interim
Reporting”
In December 2025, the FASB issued ASU
2025-11, which clarifies when ASC 270
applies, addresses the form and content of
such financial statements, lists the interim
disclosures required by all other Codification
topics, and establishes a disclosure principle
under which an entity must disclose events
since the end of the last annual reporting
period that have a material impact on the
entity.
Effective for interim reporting
periods within annual reporting
periods beginning after December
15, 2027. Early adoption is
permitted. The amendments in this
ASU can be applied either
prospectively or retrospectively to
any or all prior periods presented
in the financial statements.
The Corporation will consider this
guidance when preparing its
interim disclosures for the first
quarter of 2028.
ASU 2025-08, “Financial
Instruments – Credit Losses
(Topic 326): Purchased
Loans”
In November 2025, the FASB issued ASU
2025-08, which expands the population of
acquired financial assets subject to the gross-
up approach in ASC 326 to include closed-
ended purchased seasoned loans, which
include non-PCD loans that are obtained in a
business combination and non-PCD loans that
are obtained in an asset acquisition or upon
consolidation of a VIE that is not a business
and are acquired more than 90 days after their
origination date by a transferee that was not
involved in their origination. In addition, an
entity can elect to use the amortized cost basis
of the asset to subsequently measure the ACL
if a method other than a discounted cash flow
method is used.
Effective for annual reporting
periods beginning after December
15, 2026, and interim periods
within those annual reporting
periods. The amendments in this
ASU should be applied
prospectively to loans that are
acquired on or after the adoption
date. Early adoption is permitted
in an interim or annual reporting
period in which financial
statements have not yet been
issued.
The Corporation will consider this
standard for loans that are
acquired on or after the adoption
date.
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
119
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
Effective for annual periods
beginning after December 15,
2026, and interim periods
beginning after December 15,
2027. Early adoption is permitted
for annual financial statements not
yet issued. The amendments in
this ASU should be applied on a
prospective basis. Retrospective
application is permitted.
The Corporation will be impacted
by the standard and will disclose
required information by the
adoption date.
The Corporation does not expect to be impacted
by the following ASUs that are not yet effective
or have not yet been adopted:
● ASU 2025-12, “Codification Improvements”
●
ASU 2025-09, “Derivatives and Hedging
(Topic 815): Hedge Accounting Improvements”
●
ASU 2025-07, “Derivatives
and Hedging
(Topic 815)
and Revenue
from Contracts
with Customers
(Topic 606):
Derivatives
Scope Refinements and Scope Clarification for Share-Based Noncash
Consideration from a Customer in a Revenue Contract”
●
ASU 2025-04, “Compensation
– Stock
Compensation (Topic
718) and Revenue
from Contracts
with Customers
(Topic 606):
Clarifications to Shared-Based Consideration Payable to a Customer”
●
ASU 2025-03,
“Business Combinations (Topic
805) and
Consolidation (Topic
810): Determining
the Accounting Acquirer
in
the Acquisition
of a Variable Interest
Entity”
●
ASU 2024-04,
“Debt – Debt with Conversion and Other Options
(Subtopic 470-20): Induced Conversions of Convertible Debt
Instruments”

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
120
NOTE 2 – DEBT SECURITIES
Available-for-Sale
Debt Securities
The amortized
cost, gross
unrealized gains
and losses,
ACL, estimated
fair value,
and weighted-average
yield of
available-for-sale
debt securities by contractual maturities as of December 31, 2025 and 2024 were as follows:
December 31, 2025
Amortized cost
(1)
Gross Unrealized
ACL Fair Value
(2)
Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:
Due within one year
$
497,159
$
183
$
-
$
-
$
497,342
3.85
U.S. GSEs’ obligations:
Due within one year
402,352
17
4,659
-
397,710
0.92
After 1 to 5 years
500,025
5
16,114
-
483,916
1.45
After 5 to 10 years
14,996
-
11
-
14,985
4.75
After 10 years
6,547
-
46
-
6,501
3.97
Puerto Rico government obligation:
After 10 years
(3)
2,700
-
762
318
1,620
-
United States and Puerto Rico government obligations
1,423,779
205
21,592
318
1,402,074
2.18
MBS:
Residential MBS:
U.S. Agencies MBS
2,401,704
2,360
256,589
-
2,147,475
1.80
U.S. Agencies collateralized mortgage
obligations (“CMOs”)
833,330
4,123
39,299
-
798,154
3.95
Private label MBS
5,072
-
1,361
445
3,266
5.92
Total Residential MBS
(4)
3,240,106
6,483
297,249
445
2,948,895
2.36
U.S. Agencies Commercial MBS
(4)
238,097
508
35,542
-
203,063
2.42
Total MBS
3,478,203
6,991
332,791
445
3,151,958
2.36
Total available-for-sale debt securities $
4,901,982
$
7,196
$
354,383
$
763
$
4,554,032
2.31
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
1,901,140
0.87
MBS:
Residential MBS:
U.S. Agencies MBS
2,538,226
57
386,773
-
2,151,510
1.62
U.S. Agencies CMOs
377,812
74
52,338
-
325,548
2.88
Private label MBS
6,086
-
1,715
176
4,195
6.62
Total Residential MBS
(4)
2,922,124
131
440,826
176
2,481,253
1.79
U.S Agencies Commercial MBS
(4)
222,993
13
41,097
-
181,909
2.12
Total MBS
3,145,117
144
481,923
176
2,663,162
1.82
Other:
Due within one year
1,000
-
-
-
1,000
2.32
Total available-for-sale debt securities $
5,125,408
$
183
$
559,768
$
521
$
4,565,302
1.45
(1)
Excludes accrued interest receivable on
available-for-sale debt securities that totaled
$
9.4
million and $
9.6
million as of December 31, 2025
and 2024, respectively, reported
as part of accrued interest receivable
on loans
and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
230.2
million (amortized cost - $
251.0
million) and $
466.1
million (amortized cost - $
533.7
million) as of December 31, 2025
and 2024, respectively, that was
pledged at the FHLB as collateral
for borrowings
and letters of credit, as well
as $
2.5
billion (amortized cost - $
2.7
billion) and $
3.0
billion (amortized cost - $
3.3
billion) as of December 31, 2025
and 2024, respectively, pledged
as collateral for the uninsured portion
of
government deposits. The secured parties are not permitted to sell or repledge the collateral.
(3)
Consists of a residential pass-through MBS issued by the PRHFA that is collateralized by certain second mortgages originated under a program launched by the Puerto Rico government in 2010 and is in
nonaccrual status
based on the delinquency status of the underlying second mortgage loans collateral.
(4)
The weighted-average remaining contractual life of residential MBS and commercial MBS was
16.3
years and
29.1
years, respectively, as of December 31,
2025, compared to
15.3
years and
30.0
years, respectively, as of
December 31, 2024.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
121
During
2025,
the Corporation
purchased
approximately
$
1.9
billion
in
available-for-sale
debt
securities,
of which
$
974.9
million
were U.S.
agencies
MBS and
debentures
with an
average yield
of
4.76
%, including
$
872.1
million
of residential
MBS; and
$
963.2
million were U.S. Treasury securities with an average
yield of
4.02
%.
The
following
tables
present
the
fair
value
and
gross
unrealized
losses
of
the
Corporation’s
available-for-sale
debt
securities,
aggregated by
investment category
and length of
time that individual
securities have
been in a
continuous unrealized
loss position, as
of December 31, 2025 and 2024. The tables also include debt securities for which an ACL was recorded.
As of December 31, 2025
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value
Losses
Fair Value
Losses
Fair Value
Losses
(In thousands)
U.S. Treasury and U.S. GSEs’ obligations
$
91,584
$
100
$
796,505
$
20,730
$
888,089
$
20,830
Puerto Rico government obligation
-
-
1,620
762
(1)
1,620
762
MBS:
Residential MBS:
U.S. Agencies MBS
52,599
148
1,851,881
256,441
1,904,480
256,589
U.S. Agencies CMOs
74,773
402
170,490
38,897
245,263
39,299
Private label
-
-
3,266
1,361
(1)
3,266
1,361
U.S. Agencies Commercial MBS
2,810
150
138,412
35,392
141,222
35,542
$
221,766
$
800
$
2,962,174
$
353,583
$
3,183,940
$
354,383
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of December 31, 2025, the
PRHFA bond and private label MBS
had an ACL of $
0.3
million
and $0.5 million, respectively.
As of December 31, 2024
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value
Losses
Fair Value
Losses
Fair Value
Losses
(In thousands)
U.S. Treasury and U.S. GSEs’ obligations
$
8,005
$
35
$
1,886,046
$
76,824
$
1,894,051
$
76,859
Puerto Rico government obligation
-
-
1,620
986
(1)
1,620
986
MBS:
Residential MBS:
U.S. Agencies MBS
111,830
725
2,036,293
386,048
2,148,123
386,773
U.S. Agencies CMOs
52,778
248
187,772
52,090
240,550
52,338
Private label
-
-
4,195
1,715
(1)
4,195
1,715
U.S. Agencies Commercial MBS
44,831
823
131,152
40,274
175,983
41,097
$
217,444
$
1,831
$
4,247,078
$
557,937
$
4,464,522
$
559,768
(1)
Unrealized losses do
not include the credit
loss component recorded
as part of the
ACL. As of December
31, 2024, the PRHFA
bond and private
label MBS had an
ACL of $
0.3
million
and $
0.2
million, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
122
Assessment for Credit Losses
The Corporation
expects no
credit losses on
debt securities
issued by
U.S. government
agencies, U.S.
GSEs and
the U.S. Treasury
given the explicit
and implicit guarantees
provided by the
U.S. federal government.
Because the decline
in fair value
is attributable to
changes in
interest rates, and
not credit
quality,
and because, as
of December
31, 2025, the
Corporation did
not have the
intent to sell
these
debt
securities
and
determined
that
it
was
likely
that
it
will
not
be
required
to
sell
these
securities
before
their
anticipated
recovery,
the
Corporation
does
not
consider
impairments
on
these
securities
to
be
credit
related.
The
Corporation’s
credit
loss
assessment was
concentrated mainly
on private
label MBS
and on
the Puerto
Rico government
debt security,
for which
credit losses
are evaluated on a quarterly basis.
The
following
tables
present
a
roll-forward
of
the
ACL
on
available-for-sale
debt
securities by
major
security
type
for
the
years
ended December 31, 2025, 2024, and 2023:
Year
Ended December 31, 2025
Private label MBS
Puerto Rico
Government
Obligations Total
(In thousands)
Beginning balance $
176
$
345
$
521
Provision for credit losses - expense (benefit)
281
(27)
254
Net charge-offs
(12)
-
(12)
ACL on available-for-sale debt securities
$
445
$
318
$
763
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
$
395
$
511
During
2025,
the
Corporation
recognized
$
86.0
million
of
interest
income
on
available-for-sale
debt
securities
(2024
-
$
71.7
million; 2023 - $
78.3
million), of which $
53.5
million was exempt (2024 - $
36.2
million; 2023 - $
39.1
million). The exempt securities
primarily relate to MBS and
government obligations held by
IBEs (as defined in the
International Banking Entity
Act of Puerto Rico),
whose interest income and sales are exempt from Puerto Rico income taxation under that act.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
123
Held-to-Maturity Debt Securities
The
amortized
cost,
gross
unrecognized
gains
and
losses,
estimated
fair
value,
ACL,
weighted-average
yield
and
contractual
maturities of held-to-maturity debt securities as of December 31,
2025 and 2024 were as follows:
December 31, 2025
Amortized cost
(1) (2)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Government bonds:
Due within one year
$
1,044
$
42
$
3
$
1,083
$
2
4.94
After 1 to 5 years
54,611
1,921
131
56,401
437
7.05
After 5 to 10 years
10,376
653
159
10,870
95
4.78
After 10 years
14,870
22
6
14,886
199
7.46
Total government bonds
80,901
2,638
299
83,240
733
6.81
MBS:
Residential MBS:
U.S. Agencies MBS
89,798
-
2,245
87,553
-
3.99
U.S. Agencies CMOs
21,653
-
392
21,261
-
3.40
Total Residential MBS
(3)
111,451
-
2,637
108,814
-
3.87
U.S. Agencies Commercial MBS
(3)
72,944
-
2,943
70,001
-
2.13
Total MBS
184,395
-
5,580
178,815
-
3.19
Total held-to-maturity debt securities $
265,296
$
2,638
$
5,879
$
262,055
$
733
4.29
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
802
7.18
MBS:
Residential MBS:
U.S. Agencies MBS
103,753
-
6,123
97,630
-
3.96
U.S. Agencies CMOs
25,566
-
1,321
24,245
-
3.49
Total Residential MBS
(3)
129,319
-
7,444
121,875
-
3.86
U.S. Agencies Commercial MBS
(3)
96,025
-
5,468
90,557
-
3.88
Total MBS
225,344
-
12,912
212,432
-
3.87
Total held-to-maturity debt securities $
317,786
$
3,815
$
13,561
$
308,040
$
802
4.83
(1)
Excludes accrued interest receivable on held-to-maturity
debt securities that totaled $
3.2
million and $
4.1
million as of December 31, 2025
and 2024, respectively, reported
as part of accrued interest receivable on
loans
and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
153.0
million (fair value
- $
150.9
million) and $
198.6
million (fair value
- $
192.4
million) as of
December 31, 2025
and 2024, respectively,
that serves as
collateral for the
uninsured portion of
government
deposits. The secured parties are not permitted to sell or repledge the collateral.
(3)
The weighted-average remaining contractual life of
residential MBS and commercial MBS was
21.0
years and
11.9
years, respectively, as of
December 31,
2025, compared to
21.5
years and
13.2
years, respectively, as
of December 31,
2024.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
124
The
following
tables
present
the
Corporation’s
held-to-maturity
debt
securities’
fair
value
and
gross
unrecognized
losses,
aggregated
by
category
and
length
of
time
that
individual
securities
had
been
in
a
continuous
unrecognized
loss
position,
as
of
December 31, 2025 and 2024, including debt securities for which an ACL was recorded:
As of December 31, 2025
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value
Losses
Fair Value
Losses
Fair Value
Losses
(In thousands)
Government bonds
$
-
$
-
$
21,460
$
299
$
21,460
$
299
MBS:
Residential MBS:
U.S. Agencies MBS
-
-
87,553
2,245
87,553
2,245
U.S. Agencies CMOs
-
-
21,261
392
21,261
392
U.S. Agencies Commercial MBS
-
-
70,001
2,943
70,001
2,943
Total held-to-maturity debt securities $
-
$
-
$
200,275
$
5,879
$
200,275
$
5,879
As of December 31, 2024
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value
Losses
Fair Value
Losses
Fair Value
Losses
(In thousands)
Government bonds
$
-
$
-
$
20,071
$
649
$
20,071
$
649
MBS:
Residential MBS:
U.S Agencies MBS
-
-
97,630
6,123
97,630
6,123
U.S. Agencies CMOs
-
-
24,245
1,321
24,245
1,321
U.S. Agencies Commercial MBS
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
– “Nature of
Business and Summary of Significant Accounting Policies.”
The Corporation
performs periodic
credit quality
reviews on
these issuers.
All of
the government
bonds were
current as
to scheduled
contractual payments as of December 31,
2025.
The following table
presents the activity
in the ACL for
held-to-maturity debt
securities by major
security type for
the years ended
December 31, 2025, 2024 and 2023:
Government Bonds
Year
Ended December 31,
2025 2024 2023
(In thousands)
Beginning Balance $
802
$
2,197
$
8,286
Provision for credit losses - (benefit)
(69)
(1,395)
(6,089)
ACL on held-to-maturity debt securities
$
733
$
802
$
2,197
During 2025, the Corporation recognized
$
13.9
million of interest income on held-to-maturity
debt securities (2024 - $
17.1
million;
2023 - $
20.9
million), of which $
13.6
million was exempt (2024 - $
16.8
million; 2023 - $
20.5
million). The exempt securities relate to
tax-exempt Puerto
Rico municipal
bonds and
MBS held by
IBEs (as
defined in
the International
Banking Entity
Act of Puerto
Rico),
whose interest income and sales are exempt from Puerto Rico income taxation under that act.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
125
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
a government
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
The Corporation
periodically reviews its
government bonds
to evaluate
if they are
properly classified,
and to measure
credit losses
on these
securities. The
frequency
of these
reviews will
depend
on the
amount of
the aggregate
outstanding debt,
and the
risk rating
classification of the obligor.
The Corporation’s
Loan Review Group
reports to the Risk
Management Committee
and administratively to
the Chief Risk Officer.
It
performs
annual
reviews
of
the
Bank’s
commercial
loan
portfolios,
including
the
above-mentioned
government
bonds.
These
reviews assess
the accuracy
of loan
risk ratings
and compliance
with lending
policies and
procedures.
The monitoring
performed by
this
group
helps
evaluate
credit
risk,
adherence
to
underwriting
standards,
and
the
effectiveness
of
credit
management,
while
identifying any
deficiencies. Based on
its findings,
it recommends corrective
actions, as needed.
Results of the
credit process reviews
are reported to the Risk Management Committee.
As of December 31, 2025 and 2024, all government bonds classified as held-to-maturity were classified as Pass.
No
held-to-maturity debt
securities were
on nonaccrual
status, 90
days past
due and
still accruing,
or past
due as
of December
31,
2025 and 2024. A security is considered to be past due once it is 30 days contractually past due under the terms of the agreement.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
126
NOTE 3 – LOANS HELD FOR INVESTMENT
The
following table
provides information
about
the
loan
portfolio held
for
investment by
portfolio segment
and
disaggregated by
geographic locations
as of the indicated
dates:
As of December 31, As of December 31,
2025 2024
(In thousands)
Puerto Rico and Virgin Islands region:
Residential mortgage loans, mainly secured by first mortgages $
2,377,604
$
2,323,205
Construction loans
263,640
184,427
Commercial mortgage loans
1,763,927
1,867,894
C&I loans
2,519,002
2,325,875
Consumer loans
3,703,019
3,750,205
Loans held for investment $
10,627,192
$
10,451,606
Florida region:
Residential mortgage loans, mainly secured by first mortgages $
530,698
$
505,226
Construction loans
1,928
43,969
Commercial mortgage loans
790,325
698,090
C&I loans
1,169,356
1,040,163
Consumer loans
5,857
7,502
Loans held for investment $
2,498,164
$
2,294,950
Total:
Residential mortgage loans, mainly secured by first mortgages $
2,908,302
$
2,828,431
Construction loans
265,568
228,396
Commercial mortgage loans
2,554,252
2,565,984
C&I loans
(1)
3,688,358
3,366,038
Consumer loans
3,708,876
3,757,707
Loans held for investment
(2)
13,125,356
12,746,556
ACL on loans and finance leases
(249,037)
(243,942)
Loans held for investment, net $
12,876,319
$
12,502,614
(1)
As of December 31,
2025 and 2024, includes $
887.5
million and $
780.9
million, respectively, of
commercial loans that were secured
by real estate and
for which
the primary source of repayment at origination was not dependent upon such real estate.
(2) Includes accretable fair value net purchase discounts of $
18.4
million and $
23.6
million as of December 31, 2025 and 2024, respectively.
As
of
December 31,
2025
and
2024,
the
Corporation
had
net
deferred
origination
costs
on
its
loan
portfolio
amounting
to
$
1.0
million and
$
1.8
million, respectively.
The total
loan portfolio
is net
of unearned
income of
$
116.8
million and
$
130.4
million as
of
December 31, 2025
and 2024,
respectively,
of which
$
113.2
million and
$
126.0
million are
related to
finance leases
as of
December
31, 2025 and 2024, respectively.
As of
December 31,
2025,
the Corporation
was servicing
residential
mortgage
loans owned
by others
in an
aggregate
amount
of
$
3.6
billion (2024
— $
3.7
billion), and
commercial loan
participations owned
by others
in an
aggregate amount
of $
252.8
million as
of December 31, 2025 (2024 — $
262.9
million).
Various
loans were
assigned as
collateral for
borrowings, government
deposits, certain
time deposits
accounts, and
related unused
commitments.
The carrying
value of
loans pledged
as collateral
amounted
to $
5.7
billion and
$
5.4
billion
as of
December 31,
2025
and
2024,
respectively.
As
of
December
31,
2025
and
2024,
loans
pledged
as
collateral
include
$
2.1
billion
and
$
1.7
billion
respectively,
that
were
pledged
at
the
FHLB
as
collateral
for
borrowings
and
letters
of
credit;
$
3.4
billion
pledged
as
collateral
to
secure borrowing capacity at
the FED Discount Window
as of each of December
31, 2025 and 2024; $
126.1
million pledged to secure
as
collateral
for
the
uninsured
portion
of
government
deposits,
compared
to
$
163.5
million
as
of
December
31,
2024;
and
$
111.2
million pledged to secure certain time deposits accounts, compared to $
123.0
million as of December 31, 2024
.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
127
The Corporation’s
aging of
the loan
portfolio held
for investment,
as well
as information
about nonaccrual
loans with
no ACL,
by
portfolio classes as of December 31, 2025 and 2024 are as follows:
As of December 31, 2025 Days Past Due and Accruing
Current
(1)
30-59 60-89
90+
(2) (3) (4)
Nonaccrual
(5)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(6)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed
loans
(1) (2) (4)
$
70,781
$
-
$
2,163
$
15,776
$
-
$
88,720
$
-
Conventional residential mortgage loans
(1) (3) (5)
2,758,359
-
25,985
6,069
29,169
2,819,582
-
Commercial loans:
Construction loans
260,032
-
-
-
5,536
265,568
956
Commercial mortgage loans
(1) (3)
2,544,283
141
513
933
8,382
2,554,252
952
C&I loans
(5)
3,653,509
1,514
2,563
2,730
28,042
3,688,358
13,752
Consumer loans:
Auto loans
1,952,600
63,085
12,661
-
14,665
2,043,011
631
Finance leases
871,810
14,049
2,670
-
3,510
892,039
100
Personal loans
325,474
5,185
2,705
-
1,792
335,156
-
Credit cards
278,938
4,479
3,266
6,405
-
293,088
-
Other consumer loans
140,117
2,157
1,841
-
1,467
145,582
-
Total loans held for investment
$
12,855,903
$
90,610
$
54,367
$
31,913
$
92,563
$
13,125,356
$
16,391
(1)
According to
the Corporation’s
delinquency policy and
consistent with the
instructions for the
preparation of the
Consolidated Financial
Statements for Bank
Holding Companies (FR
Y-9C)
required by
the Federal
Reserve Board, residential mortgage,
commercial mortgage, and construction
loans are considered past
due when the borrower
is in arrears on
two or more monthly
payments. FHA/VA
government-guaranteed loans,
conventional residential mortgage loans, and commercial mortgage loans past due 30-59 days, but less than two
payments in arrears, as of December 31, 2025
amounted to $
8.7
million, $
59.1
million, and $
0.8
million,
respectively.
(2)
It is the
Corporation’s policy
to report delinquent
FHA/VA
government-guaranteed residential mortgage
loans as past-due
loans 90 days
and still accruing
as opposed to
nonaccrual loans. The
Corporation continues
accruing interest on these loans until they
have passed the 15-month delinquency mark, taking
into consideration the FHA interest curtailment process. These balances include $
4.1
million of residential mortgage loans
guaranteed by the FHA that were over 15 months delinquent as of December 31, 2025.
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
4.8
million as of
December 31, 2025
($
3.9
million
conventional residential mortgage loans and $
0.9
million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.
(4)
Included rebooked loans, which were previously
pooled into GNMA securities, amounting to $
6.7
million as of December 31, 2025.
Under the GNMA program, the Corporation
has the option but not the obligation
to
repurchase loans
that meet
GNMA’s
specified delinquency
criteria. For
accounting purposes,
these loans
subject to
the repurchase
option are
required to
be reflected
on the
financial statements
with an
offsetting
liability.
(5) Nonaccrual loans in the Florida region amounted to $
11.3
million as of December 31, 2025, of which $
11.1
million were residential mortgage loans and $
0.2
million was a C&I loan.
(6) There were
no
nonaccrual loans with no ACL in the Florida region as of December 31, 2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
128
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
When
a
loan
is placed
in
nonaccrual
status,
any
accrued
but uncollected
interest
income
is reversed
and
charged
against interest
income
and the
amortization of
any net
deferred fees
is suspended.
The amount
of accrued
interest reversed
against interest
income
totaled $
3.3
million, $
3.1
million, and $
2.7
million for the years ended
December 31, 2025, 2024,
and 2023, respectively.
For the year
ended
December
31, 2025,
interest income
recognized
on nonaccrual
loans
amounted
to $
1.5
million,
compared
to $
1.8
million
for
each of the years ended December 31, 2024 and 2023.
As of
December 31,
2025, the
recorded investment
on residential
mortgage loans
collateralized by
residential real
estate property
that
were
in
the
process
of
foreclosure
amounted
to
$
26.2
million,
including
$
6.7
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
Note 2
-
“Debt Securities.”
For residential mortgage and consumer loans, the Corporation evaluates credit quality based on its interest accrual status.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
129
Based on
the most
recent analysis
performed, the
amortized cost
of commercial
and construction
loans by portfolio
classes and
by
origination year
based on
the internal
credit-risk category
as of
December 31,
2025 and
2024, and
the gross
charge-offs for
the years
ended December 31, 2025 and 2024 by portfolio classes and by origination year were as follows:
As of December 31, 2025
Puerto Rico and Virgin Islands Region
Term Loans
Amortized Cost Basis by Origination Year
(1)
2025 2024 2023 2022 2021 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass
$
21,427
$
112,490
$
115,427
$
4,846
$
219
$
3,695
$
-
$
258,104
Criticized:
Special Mention
-
-
-
-
-
-
-
-
Substandard
-
-
4,321
-
-
1,215
-
5,536
Doubtful
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
Total construction loans
$
21,427
$
112,490
$
119,748
$
4,846
$
219
$
4,910
$
-
$
263,640
Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE
Risk Ratings:
Pass
$
205,625
$
305,963
$
165,231
$
330,570
$
119,291
$
608,805
$
5,674
$
1,741,159
Criticized:
Special Mention
302
-
3,286
-
-
-
-
3,588
Substandard
71
-
448
3,034
-
15,627
-
19,180
Doubtful
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
Total commercial mortgage loans
$
205,998
$
305,963
$
168,965
$
333,604
$
119,291
$
624,432
$
5,674
$
1,763,927
Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
92
$
-
$
92
C&I
Risk Ratings:
Pass
$
477,313
$
252,346
$
297,662
$
243,043
$
58,466
$
289,577
$
821,745
$
2,440,152
Criticized:
Special Mention
-
-
1,675
-
-
-
38,968
40,643
Substandard
1,809
39
803
105
22,778
6,426
6,247
38,207
Doubtful
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
Total C&I loans
$
479,122
$
252,385
$
300,140
$
243,148
$
81,244
$
296,003
$
866,960
$
2,519,002
Charge-offs on C&I loans
$
-
$
82
$
52
$
-
$
-
$
50
$
300
$
484
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
130
As of December 31, 2025
Term Loans
Florida Region Amortized Cost Basis by Origination Year
(1)
2025 2024 2023 2022 2021 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass
$
1,238
$
690
$
-
$
-
$
-
$
-
$
-
$
1,928
Criticized:
Special Mention
-
-
-
-
-
-
-
-
Substandard
-
-
-
-
-
-
-
-
Doubtful
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
Total construction loans
$
1,238
$
690
$
-
$
-
$
-
$
-
$
-
$
1,928
Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE
Risk Ratings:
Pass
$
172,503
$
75,602
$
26,003
$
201,236
$
99,591
$
165,794
$
31,268
$
771,997
Criticized:
Special Mention
-
-
-
-
-
-
-
-
Substandard
-
-
-
17,510
-
818
-
18,328
Doubtful
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
Total commercial mortgage loans
$
172,503
$
75,602
$
26,003
$
218,746
$
99,591
$
166,612
$
31,268
$
790,325
Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I
Risk Ratings:
Pass
$
199,181
$
264,207
$
175,181
$
139,415
$
93,519
$
85,140
$
197,628
$
1,154,271
Criticized:
Special Mention
-
10,933
-
-
-
-
3,965
14,898
Substandard
-
-
-
-
-
187
-
187
Doubtful
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
Total C&I loans
$
199,181
$
275,140
$
175,181
$
139,415
$
93,519
$
85,327
$
201,593
$
1,169,356
Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
15
$
-
$
15
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
131
As of December 31, 2025
Term Loans
Total
Amortized Cost Basis by Origination Year
(1)
2025 2024 2023 2022 2021 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass
$
22,665
$
113,180
$
115,427
$
4,846
$
219
$
3,695
$
-
$
260,032
Criticized:
Special Mention
-
-
-
-
-
-
-
-
Substandard
-
-
4,321
-
-
1,215
-
5,536
Doubtful
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
Total construction loans
$
22,665
$
113,180
$
119,748
$
4,846
$
219
$
4,910
$
-
$
265,568
Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE
Risk Ratings:
Pass
$
378,128
$
381,565
$
191,234
$
531,806
$
218,882
$
774,599
$
36,942
$
2,513,156
Criticized:
Special Mention
302
-
3,286
-
-
-
-
3,588
Substandard
71
-
448
20,544
-
16,445
-
37,508
Doubtful
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
Total commercial mortgage loans
$
378,501
$
381,565
$
194,968
$
552,350
$
218,882
$
791,044
$
36,942
$
2,554,252
Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
92
$
-
$
92
C&I
Risk Ratings:
Pass
$
676,494
$
516,553
$
472,843
$
382,458
$
151,985
$
374,717
$
1,019,373
$
3,594,423
Criticized:
Special Mention
-
10,933
1,675
-
-
-
42,933
55,541
Substandard
1,809
39
803
105
22,778
6,613
6,247
38,394
Doubtful
-
-
-
-
-
-
-
-
Loss
-
-
-
-
-
-
-
-
Total C&I loans
$
678,303
$
527,525
$
475,321
$
382,563
$
174,763
$
381,330
$
1,068,553
$
3,688,358
Charge-offs on C&I loans
$
-
$
82
$
52
$
-
$
-
$
65
$
300
$
499
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
132
As of December 31, 2024
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
478
$
2,649
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
133
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
737
$
2,956
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
135
The following
tables present the
amortized cost of
residential mortgage
loans by portfolio
classes and by
origination year
based on
accrual
status
as
of
December
31,
2025
and
2024,
and
the
gross
charge-offs
for
the
years
ended
December
31,
2025
and
2024
by
origination year:
As of December 31, 2025
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
Puerto Rico and Virgin Islands Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
608
$
1,120
$
753
$
1,163
$
83,991
$
-
$
87,635
Non-Performing
-
-
-
-
-
-
-
-
Total FHA/VA
government-guaranteed loans
$
-
$
608
$
1,120
$
753
$
1,163
$
83,991
$
-
$
87,635
Conventional residential mortgage loans
Accrual Status:
Performing $
241,406
$
180,315
$
154,786
$
144,553
$
56,836
$
1,494,029
$
-
$
2,271,925
Non-Performing
-
-
41
490
101
17,412
-
18,044
Total conventional residential mortgage loans $
241,406
$
180,315
$
154,827
$
145,043
$
56,937
$
1,511,441
$
-
$
2,289,969
Total
Accrual Status:
Performing $
241,406
$
180,923
$
155,906
$
145,306
$
57,999
$
1,578,020
$
-
$
2,359,560
Non-Performing
-
-
41
490
101
17,412
-
18,044
Total residential mortgage loans
$
241,406
$
180,923
$
155,947
$
145,796
$
58,100
$
1,595,432
$
-
$
2,377,604
Charge-offs on residential mortgage loans $
-
$
6
$
-
$
-
$
8
$
1,107
$
-
$
1,121
(1) Excludes accrued interest receivable.
As of December 31, 2025
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
1,085
$
-
$
1,085
Non-Performing
-
-
-
-
-
-
-
-
Total FHA/VA
government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
1,085
$
-
$
1,085
Conventional residential mortgage loans
Accrual Status:
Performing $
73,880
$
83,048
$
76,171
$
62,609
$
38,577
$
184,203
$
-
$
518,488
Non-Performing
-
-
1,391
2,458
1
7,275
-
11,125
Total conventional residential mortgage loans $
73,880
$
83,048
$
77,562
$
65,067
$
38,578
$
191,478
$
-
$
529,613
Total
Accrual Status:
Performing $
73,880
$
83,048
$
76,171
$
62,609
$
38,577
$
185,288
$
-
$
519,573
Non-Performing
-
-
1,391
2,458
1
7,275
-
11,125
Total residential mortgage loans $
73,880
$
83,048
$
77,562
$
65,067
$
38,578
$
192,563
$
-
$
530,698
Charge-offs on residential mortgage loans $
-
$
-
$
10
$
-
$
-
$
-
$
-
$
10
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
136
As of December 31, 2025
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
608
$
1,120
$
753
$
1,163
$
85,076
$
-
$
88,720
Non-Performing
-
-
-
-
-
-
-
-
Total FHA/VA
government-guaranteed loans
$
-
$
608
$
1,120
$
753
$
1,163
$
85,076
$
-
$
88,720
Conventional residential mortgage loans
Accrual Status:
Performing $
315,286
$
263,363
$
230,957
$
207,162
$
95,413
$
1,678,232
$
-
$
2,790,413
Non-Performing
-
-
1,432
2,948
102
24,687
-
29,169
Total conventional residential mortgage loans $
315,286
$
263,363
$
232,389
$
210,110
$
95,515
$
1,702,919
$
-
$
2,819,582
Total
Accrual Status:
Performing $
315,286
$
263,971
$
232,077
$
207,915
$
96,576
$
1,763,308
$
-
$
2,879,133
Non-Performing
-
-
1,432
2,948
102
24,687
-
29,169
Total residential mortgage loans $
315,286
$
263,971
$
233,509
$
210,863
$
96,678
$
1,787,995
$
-
$
2,908,302
Charge-offs on residential mortgage loans $
-
$
6
$
10
$
-
$
8
$
1,107
$
-
$
1,131
(1) Excludes accrued interest receivable.
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
137
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
138
The
following
tables present
the
amortized
cost
of
consumer
loans
by
portfolio
classes
and
by
origination
year
based on
accrual
status as
of December
31, 2025
and 2024,
and the
gross charge
-offs
for the
years ended
December 31,
2025 and
2024, by
portfolio
classes and by origination year:
As of December 31, 2025
Term Loans
Amortized Cost Basis by Origination Year
(1)
2025 2024 2023 2022 2021 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
Puerto Rico and Virgin Islands Region:
Auto loans
Accrual Status:
Performing $
586,491
$
511,257
$
382,208
$
285,255
$
176,764
$
86,361
$
-
$
2,028,336
Non-Performing
1,161
2,336
3,290
2,779
2,457
2,642
-
14,665
Total auto loans $
587,652
$
513,593
$
385,498
$
288,034
$
179,221
$
89,003
$
-
$
2,043,001
Charge-offs on auto loans $
1,724
$
7,128
$
11,548
$
7,294
$
3,301
$
2,844
$
-
$
33,839
Finance leases
Accrual Status:
Performing $
226,204
$
212,272
$
210,185
$
141,516
$
75,913
$
22,439
$
-
$
888,529
Non-Performing
45
603
816
761
307
978
-
3,510
Total finance leases $
226,249
$
212,875
$
211,001
$
142,277
$
76,220
$
23,417
$
-
$
892,039
Charge-offs on finance leases $
229
$
1,494
$
4,388
$
3,293
$
943
$
1,194
$
-
$
11,541
Personal loans
Accrual Status:
Performing $
113,998
$
86,832
$
72,120
$
43,707
$
8,784
$
7,810
$
-
$
333,251
Non-Performing
149
537
517
406
75
108
-
1,792
Total personal loans $
114,147
$
87,369
$
72,637
$
44,113
$
8,859
$
7,918
$
-
$
335,043
Charge-offs on personal loans $
467
$
4,575
$
7,965
$
5,294
$
957
$
1,159
$
-
$
20,417
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
293,088
$
293,088
Non-Performing
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
293,088
$
293,088
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
21,082
$
21,082
Other consumer loans
Accrual Status:
Performing $
68,082
$
30,088
$
19,390
$
8,695
$
1,927
$
2,252
$
7,961
$
138,395
Non-Performing
350
529
264
96
48
7
159
1,453
Total other consumer loans $
68,432
$
30,617
$
19,654
$
8,791
$
1,975
$
2,259
$
8,120
$
139,848
Charge-offs on other consumer loans $
1,430
$
6,414
$
4,455
$
1,757
$
442
$
233
$
562
$
15,293
Total
Accrual Status:
Performing $
994,775
$
840,449
$
683,903
$
479,173
$
263,388
$
118,862
$
301,049
$
3,681,599
Non-Performing
1,705
4,005
4,887
4,042
2,887
3,735
159
21,420
Total consumer loans
$
996,480
$
844,454
$
688,790
$
483,215
$
266,275
$
122,597
$
301,208
$
3,703,019
Charge-offs on total consumer loans $
3,850
$
19,611
$
28,356
$
17,638
$
5,643
$
5,430
$
21,644
$
102,172
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
139
As of December 31, 2025
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
Florida Region:
Auto loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
10
$
-
$
10
Non-Performing
-
-
-
-
-
-
-
-
Total auto loans $
-
$
-
$
-
$
-
$
-
$
10
$
-
$
10
Charge-offs on auto loans $
-
$
-
$
-
$
-
$
-
$
25
$
-
$
25
Finance leases
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
Total finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on finance leases $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Personal loans
Accrual Status:
Performing $
-
$
100
$
13
$
-
$
-
$
-
$
-
$
113
Non-Performing
-
-
-
-
-
-
-
-
Total personal loans $
-
$
100
$
13
$
-
$
-
$
-
$
-
$
113
Charge-offs on personal loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Non-Performing
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Other consumer loans
Accrual Status:
Performing $
574
$
1,159
$
-
$
-
$
207
$
1,868
$
1,912
$
5,720
Non-Performing
-
-
-
-
-
13
1
14
Total other consumer loans $
574
$
1,159
$
-
$
-
$
207
$
1,881
$
1,913
$
5,734
Charge-offs on other consumer loans $
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
Total
Accrual Status:
Performing $
574
$
1,259
$
13
$
-
$
207
$
1,878
$
1,912
$
5,843
Non-Performing
-
-
-
-
-
13
1
14
Total consumer loans $
574
$
1,259
$
13
$
-
$
207
$
1,891
$
1,913
$
5,857
Charge-offs on total consumer loans $
-
$
-
$
-
$
-
$
-
$
25
$
-
$
25
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
140
As of December 31, 2025
Term Loans
Amortized Cost Basis by Origination Year (1)
2025 2024 2023 2022 2021 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
Total:
Auto loans
Accrual Status:
Performing $
586,491
$
511,257
$
382,208
$
285,255
$
176,764
$
86,371
$
-
$
2,028,346
Non-Performing
1,161
2,336
3,290
2,779
2,457
2,642
-
14,665
Total auto loans $
587,652
$
513,593
$
385,498
$
288,034
$
179,221
$
89,013
$
-
$
2,043,011
Charge-offs on auto loans $
1,724
$
7,128
$
11,548
$
7,294
$
3,301
$
2,869
$
-
$
33,864
Finance leases
Accrual Status:
Performing $
226,204
$
212,272
$
210,185
$
141,516
$
75,913
$
22,439
$
-
$
888,529
Non-Performing
45
603
816
761
307
978
-
3,510
Total finance leases $
226,249
$
212,875
$
211,001
$
142,277
$
76,220
$
23,417
$
-
$
892,039
Charge-offs on finance leases $
229
$
1,494
$
4,388
$
3,293
$
943
$
1,194
$
-
$
11,541
Personal loans
Accrual Status:
Performing $
113,998
$
86,932
$
72,133
$
43,707
$
8,784
$
7,810
$
-
$
333,364
Non-Performing
149
537
517
406
75
108
-
1,792
Total personal loans $
114,147
$
87,469
$
72,650
$
44,113
$
8,859
$
7,918
$
-
$
335,156
Charge-offs on personal loans $
467
$
4,575
$
7,965
$
5,294
$
957
$
1,159
$
-
$
20,417
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
293,088
$
293,088
Non-Performing
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
293,088
$
293,088
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
21,082
$
21,082
Other consumer loans
Accrual Status:
Performing $
68,656
$
31,247
$
19,390
$
8,695
$
2,134
$
4,120
$
9,873
$
144,115
Non-Performing
350
529
264
96
48
20
160
1,467
Total other consumer loans $
69,006
$
31,776
$
19,654
$
8,791
$
2,182
$
4,140
$
10,033
$
145,582
Charge-offs on other consumer loans $
1,430
$
6,414
$
4,455
$
1,757
$
442
$
233
$
562
$
15,293
Total
Accrual Status:
Performing $
995,349
$
841,708
$
683,916
$
479,173
$
263,595
$
120,740
$
302,961
$
3,687,442
Non-Performing
1,705
4,005
4,887
4,042
2,887
3,748
160
21,434
Total consumer loans $
997,054
$
845,713
$
688,803
$
483,215
$
266,482
$
124,488
$
303,121
$
3,708,876
Charge-offs on total consumer loans $
3,850
$
19,611
$
28,356
$
17,638
$
5,643
$
5,455
$
21,644
$
102,197
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
141
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
24,317
$
24,317
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
24,940
$
108,824
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
142
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
143
As of December 31,
2024
Term Loans
Amortized Cost Basis by Origination Year (1)
2024 2023 2022 2021 2020 Prior
Revolving Loans
Amortized Cost
Basis Total
(In thousands)
Total:
Auto loans
Accrual Status:
Performing $
630,491
$
505,173
$
399,840
$
271,258
$
115,246
$
88,865
$
-
$
2,010,873
Non-Performing
1,412
3,794
3,182
2,810
1,227
2,880
-
15,305
Total auto loans $
631,903
$
508,967
$
403,022
$
274,068
$
116,473
$
91,745
$
-
$
2,026,178
Charge-offs on auto loans $
1,711
$
10,903
$
10,338
$
5,571
$
1,872
$
3,486
$
-
$
33,881
Finance leases
Accrual Status:
Performing $
252,402
$
266,188
$
194,334
$
112,417
$
44,157
$
26,136
$
-
$
895,634
Non-Performing
260
834
1,155
525
289
749
-
3,812
Total finance leases $
252,662
$
267,022
$
195,489
$
112,942
$
44,446
$
26,885
$
-
$
899,446
Charge-offs on finance leases $
171
$
2,628
$
3,278
$
1,420
$
488
$
1,147
$
-
$
9,132
Personal loans
Accrual Status:
Performing $
128,977
$
115,474
$
73,254
$
17,562
$
8,359
$
16,146
$
-
$
359,772
Non-Performing
173
924
593
193
40
213
-
2,136
Total personal loans $
129,150
$
116,398
$
73,847
$
17,755
$
8,399
$
16,359
$
-
$
361,908
Charge-offs on personal loans $
729
$
8,217
$
9,503
$
2,114
$
667
$
1,876
$
-
$
23,106
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
321,014
$
321,014
Non-Performing
-
-
-
-
-
-
-
-
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
321,014
$
321,014
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
24,317
$
24,317
Other consumer loans
Accrual Status:
Performing $
68,659
$
36,993
$
16,902
$
5,155
$
3,941
$
5,478
$
10,498
$
147,626
Non-Performing
518
370
214
58
11
182
182
1,535
Total other consumer loans $
69,177
$
37,363
$
17,116
$
5,213
$
3,952
$
5,660
$
10,680
$
149,161
Charge-offs on other consumer loans $
1,754
$
9,473
$
4,648
$
1,120
$
278
$
569
$
623
$
18,465
Total
Accrual Status:
Performing $
1,080,529
$
923,828
$
684,330
$
406,392
$
171,703
$
136,625
$
331,512
$
3,734,919
Non-Performing
2,363
5,922
5,144
3,586
1,567
4,024
182
22,788
Total consumer loans $
1,082,892
$
929,750
$
689,474
$
409,978
$
173,270
$
140,649
$
331,694
$
3,757,707
Charge-offs on total consumer loans $
4,365
$
31,221
$
27,767
$
10,225
$
3,305
$
7,078
$
24,940
$
108,901
(1) Excludes accrued interest receivable.
As of December 31, 2025 and 2024, the balance of revolving loans converted to term loans was
no
t material.
Accrued interest
receivable on
loans totaled
$
58.7
million as
of December
31, 2025
($
58.2
million as
of December
31, 2024),
was
reported as part
of accrued interest receivable
on loans and
investment securities in
the consolidated statements
of financial condition,
and is excluded from the estimate of credit losses.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
144
The
following
tables
present
information
about
collateral
dependent
loans
that
were
individually
evaluated
for
purposes
of
determining the ACL as of December 31, 2025 and 2024:
As of December 31, 2025
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost
Related
Allowance Amortized Cost
Amortized Cost
Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
22,919
$
1,233
$
-
$
22,919
$
1,233
Commercial loans:
Construction loans
4,321
627
956
5,277
627
Commercial mortgage loans
4,454
130
19,009
23,463
130
C&I loans
-
-
13,753
13,753
-
Consumer loans:
Personal loans
-
-
-
-
-
Other consumer loans
-
-
-
-
-
$
31,694
$
1,990
$
33,718
$
65,412
$
1,990
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
December 31, 2025
was
67
%,
compared to
68
% as of December 31, 2024
.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
145
Purchases and Sales of Loans
In
the
ordinary
course
of
business,
the
Corporation
enters
into
securitization
transactions
and
whole
loan
sales
with
GNMA
and
GSEs,
such
as
FNMA
and
FHLMC.
During
the
years
ended
December
31,
2025,
2024,
and
2023,
loans
pooled
into GNMA
MBS
amounted to
approximately $
163.6
million, $
127.9
million, and
$
125.4
million, respectively,
for which
the Corporation
recognized a
net gain
on sale of
$
6.8
million, $
4.6
million, and
$
2.6
million, respectively.
Also, during the
years ended
December 31,
2025, 2024,
and 2023,
the Corporation
sold approximately
$
9.4
million, $
32.1
million, and
$
29.8
million, respectively,
of performing
residential
mortgage
loans
to
GSEs,
for
which
the
Corporation
recognized
a
net
gain
on
sale
of
$
0.4
million,
$
0.8
million,
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
For loans
pooled into
GNMA MBS,
the Corporation,
as servicer,
holds an
option to
repurchase individual
delinquent loans
issued
on or after
January 1, 2003,
when certain delinquency
criteria are met. This
option gives the
Corporation the unilateral
ability,
but not
the obligation, to
repurchase the delinquent
loans at par without
prior authorization from
GNMA. Since the
Corporation is considered
to
have
regained
effective
control
over
the
loans,
it
is
required
to
recognize
the
loans
and
a
corresponding
repurchase
liability
regardless
of
its
intent
to
repurchase
the
loans.
As
of
December
31,
2025
and
2024,
rebooked
GNMA
delinquent
loans
that
were
included in the residential mortgage loan portfolio amounted to $
6.7
million and $
5.7
million, respectively.
During
the
years
ended
December
31,
2025,
2024,
and
2023,
the
Corporation
repurchased,
pursuant
to
the
aforementioned
repurchase
option,
$
1.5
million,
$
2.2
million,
and
$
2.9
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
Loan sales to FNMA and
FHLMC are without recourse
in relation to the future
performance of the loans.
The Corporation’s
risk of
loss
with
respect
to
these
loans
is
also
minimal
as
these
repurchased
loans
are
generally
performing
loans
with
documentation
deficiencies.
During the year
ended December 31, 2025,
the Corporation purchased
C&I loan participations
in the Florida region
totaling $
109.2
million,
and
a
commercial
mortgage
loan
in
the
Puerto
Rico
region
totaling
$
20.0
million.
Meanwhile,
during
the
year
ended
December
31,
2024,
the
Corporation
purchased
commercial
loan
participations
in
the
Florida
region
totaling
$
223.9
million,
which
consisted
of
approximately
$
210.2
million
in
the
C&I
portfolio
and
$
13.7
million
in
the
commercial
mortgage
portfolio;
and
commercial
mortgage
loan
participations
in
the
Puerto
Rico
region
totaling
$
38.9
million.
In
addition,
during
the
year
ended
December 31, 2023, the Corporation purchased C&I loan participations in the Florida region totaling $
61.3
million.
During
the
years
ended
December
31,
2025
and
2024,
the Corporation
recognized
recoveries
of
$
2.4
million
and
$
10.0
million,
respectively,
from the bulk sales of
fully charged-off consumer
loans and finance leases. The
recoveries related to the bulk
sale during
the year
ended December
31, 2025
are net
of a
repurchase liability
of $
0.1
million. In
addition, during
the year
ended December
31,
2024,
the
Corporation
sold
an $
8.2
million
nonaccrual
C&I
loan
in
the
Puerto
Rico
region,
net
of
a
$
1.2
million
charge-off.
There
were no
significant sales
of loans
during the
year ended
December 31,
2023, other
than the
sales of
conforming residential
mortgage
loans mentioned above.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
146
Loan Portfolio Concentration
The Corporation’s
primary
lending area
is Puerto
Rico. The
Corporation’s
banking subsidiary,
FirstBank, also
lends in
the USVI
and the BVI markets and
in the United States (principally
in the state of Florida).
Of the total gross loans held
for investment portfolio
of $
13.1
billion as
of December
31, 2025,
credit risk
concentration was
approximately
77
% in
Puerto Rico,
19
% in
the U.S.,
and
4
%
in the USVI and the BVI.
As of
December
31,
2025,
the Corporation
had
$
215.5
million
outstanding
in
loans
extended
to
the Puerto
Rico
government,
its
municipalities
and
public
corporations,
compared
to
$
193.3
million
as
of
December
31,
2024.
As
of
December
31,
2025,
approximately
$
155.4
million consisted
of loans
extended
to municipalities
in Puerto
Rico that
are general
obligations supported
by
assigned
property
tax
revenues,
and
$
18.5
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
32.9
million in loans
to a public
corporation of the Puerto Rico government.
Moreover,
as of
December 31,
2025, the
outstanding balance
of construction
loans funded
through conduit
financing structures
to
support
the
federal
programs
of
Low-Income
Housing
Tax
Credit
(“LIHTC”)
combined
with
other
federal
programs
amounted
to
$
92.4
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
serve as ultimate lender,
but where the PRHFA
will be the lender
of record.
In
addition,
as
of
December
31,
2025,
the
Corporation
had
$
67.1
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
2025,
the
Corporation
had
$
138.7
million in loans
to USVI government
public corporations,
compared to $
100.4
million as of
December 31, 2024.
As of December
31,
2025, all loans were currently performing and up to date on principal and interest payments.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
147
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
148
The
following
tables
present
the
amortized
cost
basis
as
of
December
31,
2025,
2024
and
2023
of
loans
modified
to
borrowers
experiencing
financial
difficulty
during
the
years
ended
December
31,
2025,
2024
and
2023,
by
portfolio
classes
and
type
of
modification granted, and
the percentage of these
modified loans relative
to the total period-end
amortized cost basis of
receivables in
the portfolio class:
Year Ended December 31, 2025
Payment Delay Only
Forbearance
Trial
Modification
Change in
Amortization
Term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction
and Term
Extension Other Total
Percentage of
Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
973
$
-
$
-
$
742
$
-
$
-
$
1,715
0.06%
Construction loans
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
30,165
-
-
-
-
30,165
1.18%
C&I loans
187
(1)
-
-
67
(2)
1,339
78
-
1,671
0.05%
Consumer loans:
Auto loans
-
-
-
-
601
400
3,257
(3)
4,258
0.21%
Personal loans
-
27
-
-
89
492
-
608
0.18%
Credit cards
-
-
-
3,405
(2)
-
-
-
3,405
1.16%
Other consumer loans
-
-
-
-
383
114
24
(3)
521
0.36%
Total modifications
$
187
$
1,000
$
30,165
$
3,472
$
3,154
$
1,084
$
3,281
$
42,343
Year Ended December 31, 2024
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
Commercial mortgage loans
-
-
-
-
127,161
374
-
127,535
4.97%
C&I loans
-
-
3,273
79
(2)
2,864
4,019
-
10,235
0.30%
Consumer loans:
Auto loans
-
-
-
-
442
220
3,199
(3)
3,861
0.19%
Personal loans
-
-
-
-
12
178
-
190
0.05%
Credit cards
-
-
-
2,905
(2)
-
-
-
2,905
0.90%
Other consumer loans
-
-
-
-
352
216
29
(3)
597
0.40%
Total modifications
$
-
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
(2)
185
-
-
371
0.01%
Consumer loans:
Auto loans
-
-
-
-
474
215
2,084
(3)
2,773
0.14%
Personal loans
-
-
-
-
138
202
-
340
0.09%
Credit cards
-
-
-
1,424
(2)
-
-
-
1,424
0.43%
Other consumer loans
-
-
-
-
424
78
29
(3)
531
0.34%
Total modifications
$
-
$
501
$
-
$
1,610
$
4,442
$
30,903
$
2,113
$
39,569
(1)
Modification consists of a six-month deferral of principal and interest to be repaid on or before the end of the forbearance plan.
(2) Modification consists of reduction in interest rate and revocation of revolving utilization privileges.
(3) Modification consists of court mandated reduction to 0% interest rate for remaining loan term to borrowers in bankruptcy proceedings unless dismissal occurs.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
149
The
following
tables
present
by
portfolio
classes
the
financial
effects
of
the
modifications
granted
to
borrowers
experiencing
financial
difficulty,
other
than
those
associated
to
payment
delay,
during
the
years
ended
December
31,
2025,
2024
and
2023.
The
financial effects
of the
modifications associated
to payment
delay were
discussed above
and, as
such, were
excluded from
the tables
below:
Year Ended December 31, 2025
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
(in months)
Conventional residential mortgage loans
-
%
93
-
% - -
Construction loans
-
% -
-
% - -
Commercial mortgage loans
-
% -
-
% -
36
C&I loans
14.27
%
81
0.50
%
120
-
Consumer loans:
Auto loans
-
%
27
3.29
%
20
-
Personal loans
-
%
26
5.18
%
23
-
Credit cards
15.67
% -
-
% - -
Other consumer loans
-
%
202
2.76
%
26
-
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
150
The following
tables present
by portfolio
classes the
performance of
loans modified
during the
years ended
December 31,
2025,
2024 and 2023 that were granted to borrowers experiencing financial difficulty:
Year Ended December 31, 2025
30-59 60-89 90+
Total
Delinquency Current Total
(In thousands)
Conventional residential mortgage loans $
218
$
114
$
-
$
332
$
1,383
$
1,715
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
30,165
30,165
C&I loans
11
5
-
16
1,655
1,671
Consumer loans:
Auto loans
77
143
129
349
3,909
4,258
Personal loans
98
4
24
126
482
608
Credit cards
330
182
200
712
2,693
3,405
Other consumer loans
14
11
9
34
487
521
Total modifications
(1)
$
748
$
459
$
362
$
1,569
$
40,774
$
42,343
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
(1)
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
(1)
$
182
$
45
$
55
$
282
$
39,287
$
39,569
(1) Excludes $
5.5
million, $
4.5
million and
$
3.9
million in restructured
residential mortgage loans
that are government-guaranteed
(e.g., FHA/VA
loans) and were
modified during the
years ended December
31, 2025,
2024 and 2023, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
151
NOTE 4 – ALLOWANCE
FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES
The following tables present activity in the ACL on loans and finance leases by portfolio segment for the indicated periods:
Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I
Loans Consumer Loans Total
Year Ended December
31, 2025
(In thousands)
ACL:
Beginning balance $
40,654
$
3,824
$
22,447
$
33,034
$
143,983
$
243,942
Provision for credit losses - expense
233
1,494
1,230
7,667
75,282
85,906
Charge-offs
(1,131)
-
(92)
(499)
(102,197)
(103,919)
Recoveries
1,315
354
247
1,214
19,978
(1)
23,108
Ending balance $
41,071
$
5,672
$
23,832
$
41,416
$
137,046
$
249,037
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
132,214
$
261,843
Provision for credit losses - (benefit) expense
(16,225)
(1,912)
(10,717)
(4,749)
96,464
62,861
Charge-offs
(1,971)
-
-
(2,956)
(108,901)
(113,828)
Recoveries
1,453
131
533
6,743
24,206
(1)
33,066
Ending balance $
40,654
$
3,824
$
22,447
$
33,034
$
143,983
$
243,942
(1) Includes recoveries totaling $
10.0
million associated with the bulk sale of fully charged-off consumer loans and finance leases.
Residential Mortgage
Loans
Construction
Loans
Commercial
Mortgage
C&I
Loans Consumer Loans Total
Year Ended December
31, 2023
(In thousands)
ACL:
Beginning balance $
62,760
$
2,308
$
35,064
$
33,504
$
126,828
$
260,464
Impact of adoption of ASU 2022-02 (1)
2,056
-
-
7
53
2,116
Provision for credit losses - (benefit) expense
(6,866)
1,408
(2,086)
6,702
67,486
66,644
Charge-offs
(3,245)
(62)
(1,133)
(7,058)
(76,604)
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
152
The
Corporation
estimates
the
ACL
following
the
methodologies
described
in
Note
1
–
“Nature
of
Business
and
Summary
of
Significant Accounting Policies” for each portfolio segment
.
The Corporation
generally applies
probability weights
to the
baseline and
alternative downside
economic scenarios
to estimate
the
ACL with
the
baseline
scenario
carrying
the highest
weight.
The
scenarios
that are
chosen
each quarter
and
the
weighting
given
to
each
scenario
for
the
different
loan
portfolio
categories
depend
on
a
variety
of
factors
including
recent
economic
events,
leading
national
and
regional
economic
indicators,
and
industry
trends. As
of
December
31,
2025
and
2024,
the
Corporation applied
100%
probability
to
the
baseline
scenario
for
the
commercial
mortgage
and
construction
loan
portfolios
since
certain
macroeconomic
variables
associated
with
commercial
real
estate
property
performance
and
the
commercial
real
estate
(“CRE”)
price
index,
particularly in
the Puerto
Rico region,
are expected
to continue
to perform
in a
more favorable
manner than
the alternative
downside
economic scenario.
As
of
December
31,
2025,
the
ACL
for
loans
and
finance
leases
was
$
249.0
million,
an
increase
of
$
5.1
million,
from
$
243.9
million as of December 31,
2024. The increase was mainly
related to the ACL for
C&I loans, which increased by
$
8.3
million, mainly
due to loan growth, partially
offset by improved financial
performance of certain commercial borrowers.
Also, the ACL for residential
mortgage loans
increased by
$
0.4
million driven
by loan
growth, partially
offset by
improvements in
macroeconomic variables,
such
as the
unemployment rate
and the
House Price
Index, and
updated historical
loss experience
used for
determining the
ACL estimate
resulting in a downward revision of estimated loss severities and lower required reserve levels.
Meanwhile, the
ACL for
consumer loans
decreased by
$
6.9
million, driven
by improvements
in macroeconomic
variables, mainly
in
the
projection
of
the
unemployment
rate,
and
reductions
in
the
unsecured
loan
portfolio
volumes,
partially
offset
by
updated
historical loss experience used for determining the ACL estimate in the unsecured loan portfolio.
Net
charge-offs
totaled
$
80.8
million
for
each
of
the
years
ended
December
31,
2025
and
2024.
The
results
for
the
year
ended
December
31,
2025
reflect
lower
net
charge-offs
in
consumer
loans
and
finance
leases,
primarily
in
the
unsecured
loan
portfolio,
which were
offset by
a $
7.6
million decrease
in recoveries
related to
the bulk
sales of
fully charged-off
consumer loans
and finance
leases and a $
5.0
million recovery recognized in 2024 associated with a C&I loan in the Puerto
Rico region.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
153
The tables below
present the ACL
related to loans
and finance leases
and the carrying
values of loans
by portfolio segment
as of
December 31, 2025 and 2024:
As of December 31, 2025
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
C&I
Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:
Amortized cost of loans
$
2,908,302
$
265,568
$
2,554,252
$
3,688,358
$
3,708,876
$
13,125,356
Allowance for credit losses
41,071
5,672
23,832
41,416
137,046
249,037
Allowance for credit losses to
amortized cost
1.41
%
2.14
%
0.93
%
1.12
%
3.70
%
1.90
%
As of December 31, 2024
Residential Mortgage
Loans
Construction
Loans
Commercial Mortgage
Loans
C&I
Loans Consumer Loans Total
(Dollars in thousands)
Total loans held for investment:
Amortized cost of loans
$
2,828,431
$
228,396
$
2,565,984
$
3,366,038
$
3,757,707
$
12,746,556
Allowance for credit losses
40,654
3,824
22,447
33,034
143,983
243,942
Allowance for credit losses to
amortized cost
1.44
%
1.67
%
0.87
%
0.98
%
3.83
%
1.91
%
In
addition,
the
Corporation
estimates
expected
credit
losses
over
the
contractual
period
in
which
the
Corporation
is
exposed
to
credit
risk
via
a
contractual
obligation
to
extend
credit,
such
as
unfunded
loan
commitments
and
standby
letters
of
credit
for
commercial
and
construction
loans,
unless
the
obligation
is
unconditionally
cancellable
by
the
Corporation.
See
Note
23
–
“Regulatory Matters,
Commitments and
Contingencies” for information
on off-balance
sheet exposures as
of December
31, 2025 and
2024.
The
Corporation
estimates
the
ACL
for
these
off-balance
sheet
exposures
following
the
methodology
described
in
Note
1
–
“Nature
of
Business
and
Summary
of
Significant
Accounting
Policies.”
As
of
December
31,
2025,
the
ACL
for
off-balance
sheet
credit exposures amounted to $
3.0
million, compared to $
3.1
million as of December 31, 2024.
The
following
table
presents
the
activity
in
the
ACL
for
unfunded
loan
commitments
and
standby
letters
of
credit
for
the
years
ended December 31, 2025, 2024 and 2023:
Year
Ended December 31,
2025 2024 2023
(In thousands)
Beginning balance $
3,143
$
4,638
$
4,273
Provision for credit losses - (benefit) expense
(130)
(1,495)
365
Ending balance
$
3,013
$
3,143
$
4,638

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
154
NOTE 5 – PREMISES AND EQUIPMENT
Premises and equipment comprise:
Useful Life Range In Years
As of December 31,
Minimum Maximum 2025 2024
(Dollars in thousands)
Buildings and improvements
10
35
$
144,268
$
144,935
Leasehold improvements
1
10
78,122
79,498
Furniture, equipment and software
2
10
155,061
152,588
377,451
377,021
Accumulated depreciation and amortization
(284,833)
(274,731)
92,618
102,290
Land
29,965
29,965
Projects in progress
(1)
4,337
1,182
Total premises and equipment,
net
$
126,920
$
133,437
(1) Mostly related to the construction of several branches in the
Puerto Rico region expected to be completed between 2026 and early 2027.
Depreciation and
amortization expense
amounted to
$
17.2
million, $
18.6
million, and
$
20.5
million for
the years ended
December
31, 2025, 2024, and 2023, respectively.
See
Note
15
–
“Other
Non-Interest
Income”
for
information
related
to
the
gains
from
sales
of
fixed
assets
and
Note
19
–
“Fair
Value”
for information on write-downs recorded on long-lived assets held for sale.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
155
NOTE 6
–
OTHER REAL ESTATE
OWNED (“OREO”)
The following table presents the OREO inventory as of the indicated dates:
December 31, 2025 December 31, 2024
(In thousands)
OREO balances, carrying value:
Residential
(1)
$
6,524
$
12,897
Construction
386
522
Commercial
(2)
612
3,887
Total $
7,522
$
17,306
(1) Excludes $
4.1
million and $
5.2
million as of December
31, 2025 and 2024,
respectively, of
foreclosures that met the
conditions of ASC Subtopic
310-40 “Reclassification of
Residential
Real Estate Collateralized Consumer Mortgage Loans upon
Foreclosure,” and are presented as a receivable as part of other assets in the consolidated statements of financial condition.
(2)
During 2025, the Corporation
recorded a $
2.8
million valuation adjustment in
connection with an ongoing
litigation involving a commercial
OREO property in the
Virgin Islands
region.
See Note 23 – “Regulatory Matters, Commitments and Contingencies”
for further details.
See Note 19 – “Fair
Value”
for information on subsequent
measurement adjustments recorded
on OREO properties reported
as part
of “Net
gain on
OREO operations”
in the
consolidated
statements of
income during
the years
ended December
31, 2025,
2024, and
2023.
NOTE 7 – RELATED-PARTY
TRANSACTIONS
The
Corporation
has
granted
loans
to
its
directors,
executive
officers,
and
certain
related
individuals
or
entities
in
the
ordinary
course of business. The movement and balance of these loans were as follows:
Amount
(1)
(In thousands)
Balance at December 31, 2023 $
827
Additions
80
Payments
(120)
Balance at December 31, 2024
787
Additions
63
Payments
(157)
Other changes
(495)
Balance at December 31, 2025 $
198
(1) Includes loans granted to related parties which were then sold in the secondary market.
These
loans
were
made
subject
to
the
provisions
of
the
Federal
Reserve
Board’s
Regulation
O
–
“Loans
to
Executive
Officers,
Directors
and
Principal
Shareholders
of
Member
Banks,”
which
governs
the
permissible
lending
relationships
between
a
financial
institution
and
its
executive
officers,
directors,
principal
shareholders,
their
families,
and
related
parties.
Amounts
arising
from
changes
in
the
status
of
individuals
considered
related
parties
are
reported
as
“other
changes”
in
the
table
above,
which
for
2025
reflected the retirement of
three
executive officers. There were no changes in the status of related parties during
2024.
From
time
to
time,
the
Corporation,
in
the
ordinary
course
of
its
business,
obtains
services
from
related
parties
or
makes
contributions to non-profit organizations that have some association with the Corporation.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
156
NOTE 8 – DEPOSITS
The following table summarizes deposit balances as of the indicated dates:
December 31, 2025 December 31, 2024
(In thousands)
Type of account:
Non-interest-bearing deposit accounts $
5,549,416
$
5,547,538
Interest-bearing checking accounts
3,512,649
4,308,116
Interest-bearing saving accounts
3,452,192
3,530,382
Time deposits
3,562,331
3,007,144
Brokered CDs
593,555
478,118
Total
$
16,670,143
$
16,871,298
The
weighted-average
interest
rate
on
total
interest-bearing
deposits
as
of
December 31,
2025
and
2024
was
2.07
%
and
2.18
%,
respectively.
As
of
December 31,
2025,
the
aggregate
amount
of
unplanned
overdrafts
of
demand
deposits
that
were
reclassified
as
loans
amounted
to
$
3.0
million
(2024
-
$
2.0
million).
Pre-arranged
overdrafts
lines
of
credit,
also
reported
as
loans,
amounted
to
$
26.1
million as of December 31, 2025 (2024 - $
25.6
million).
The following
table presents
the
remaining
contractual
maturities
of
time deposits,
including
brokered
CDs, as
of December
31,
2025:
Total
(In thousands)
Three months or less $
1,294,494
Over three months to six months
740,549
Over six months to one year
1,155,297
Over one year to two years
704,128
Over two years to three years
148,298
Over three years to four years
52,904
Over four years to five years
44,943
Over five years
15,273
Total
$
4,155,886
Total
Puerto
Rico
and
U.S.
time
deposits
with
balances
of
more
than
$250,000
amounted
to
$
1.8
billion
and
$
1.5
billion
as
of
December 31, 2025
and 2024, respectively.
This amount does not
include brokered
CDs that are generally
participated out by
brokers
in
shares
of
less
than
the
FDIC
insurance
limit.
As
of
December 31,
2025,
unamortized
broker
placement
fees
amounted
to
$
0.9
million (2024 - $
1.1
million), which are amortized over the contractual maturity of the brokered CDs under the interest method.
As of December 31,
2025, deposit accounts issued
to government agencies
amounted to $
3.0
billion (2024 – $
3.5
billion), of which
$
2.5
billion consisted of
public sector deposits
in Puerto Rico
(2024 – $
3.1
billion). These deposits
are insured by
the FDIC up
to the
applicable
limits.
The
uninsured
portions
were
collateralized
by
securities and
loans
with
an
amortized
cost
of $
3.0
billion
(2024
–
$
3.7
billion) and
an estimated
market value
of $
2.8
billion (2024
– $
3.3
billion). In
addition to
securities and
loans, as
of December
31, 2025
and 2024,
the Corporation
used $
225.0
million and
$
175.0
million, respectively,
in letters
of credit
issued by
the FHLB
as
pledges for public deposits in the Virgin
Islands.
A table showing interest expense on interest-bearing deposits for the indicated periods follows:
Year Ended December 31,
2025 2024 2023
(In thousands)
Checking accounts $
74,450
$
86,537
$
74,271
Saving accounts
28,249
29,025
25,955
Time deposits
110,974
105,712
68,605
Brokered CDs
24,010
31,833
16,630
Total
$
237,683
$
253,107
$
185,461

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
157
NOTE 9 –BORROWINGS
Advances from the Federal Home Loan Bank (“FHLB”)
The following is a summary of the advances from the FHLB as of the indicated dates:
December 31, 2025 December 31, 2024
(In thousands)
Long-term
Fixed
-rate advances from the FHLB
(1)
$
290,000
$
500,000
(1) Weighted-average interest rate of
4.32
% and
4.45
% as of December 31, 2025 and 2024, respectively, with contractual maturity dates ranging from March 2026 to
November 2027.
Advances from the FHLB mature as follows as of the indicated date:
December 31, 2025
(In thousands)
Three months or less $
90,000
Over one year to two years
200,000
Total
(1)
$
290,000
(1) Average remaining term to maturity of
1.36
years.
The maximum
aggregate balance
of advances
from the
FHLB outstanding
at any
month-end during
the years
ended December 31,
2025 and
2024 was
$
650.0
million and
$
500.0
million, respectively.
The total
average balance
of FHLB
advances during
2025 was
$
347.4
million (2024 - $
500.1
million).
The
Corporation
obtains
advances and
applies for
the issuance
of letters
of
credit from
the FHLB
under an
Advances, Collateral
Pledge,
and
Security
Agreement
(the
“Collateral
Agreement”)
that
requires
the
pledge
of
qualifying
mortgage
collateral
or
U.S.
Treasury
or U.S.
agencies debt
securities’ collateral,
as applicable.
Collateral values
are subject
to FHLB-determined
haircuts, which
represent a percentage reduction applied
to the collateral’s
value. As of December 31, 2025
and 2024, the estimated value of
mortgage
loans pledged
as collateral,
net of
haircut, amounted
to $
1.4
billion and
$
1.2
billion, respectively,
and U.S.
agencies’ obligations
and
MBS pledged as collateral,
net of haircut, amounted
to $
216.4
million and $
438.5
million, respectively.
As of December 31, 2025,
the
Corporation had approximately
$
1.1
billion of additional
borrowing capacity under
this facility based on
the pledged collateral,
net of
haircut. Advances
may be
prepaid, in
whole or
in part
at the
borrower’s
option, subject
to applicable
fees determined
by the
FHLB,
based on all relevant factors including, but not limited to, the terms of the advance and related hedging or funding costs.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
158
Junior Subordinated Debentures
Junior subordinated debentures, as of the indicated dates, consisted of:
(In thousands)
December 31, 2025 December 31, 2024
Long-term floating rate junior subordinated debentures (FBP Statutory Trust I)
(1)
$
-
$
43,143
Long-term floating rate junior subordinated debentures (FBP Statutory Trust II)
(2)
-
18,557
$
-
$
61,700
(1)
Amount represents
junior subordinated
interest-bearing
debentures
due in
2034 with
a floating
interest rate
of
2.75
% over
3-month CME Term SOFR
plus a
0.26161
% tenor
spread
adjustment as of December 31, 2024 (
7.36
% as of December 31, 2024).
(2)
Amount represents
junior subordinated
interest-bearing
debentures
due in
2034 with
a floating
interest rate
of
2.50
% over
3-month CME Term SOFR
plus a
0.26161
% tenor
spread
adjustment as of December 31, 2024 (
7.12
% as of December 31, 2024).
During 2025, the
Corporation redeemed $
61.7
million of the remaining
TruPS issued
by FBP Statutory
Trusts I and
II, which were
outstanding as
of December
31, 2024.
See Note
12 –
“Stockholders’ Equity”
for additional
information regarding
the redemption
of
these TruPS.
Loans Payable
The Corporation
participates in
the Borrower-in-Custody
Program (the
“BIC Program”)
of the
FED. Through
the BIC
Program, a
broad
range
of
loans
may
be
pledged
as
collateral
for
borrowings
through
the
FED
Discount
Window.
As
of
December
31,
2025,
pledged
collateral
that
is
related
to
this
credit
facility
amounted
to
$
2.6
billion,
net
of
haircut,
mainly
commercial,
consumer,
and
residential mortgage
loans,
which is
fully available
for funding.
The FED
Discount Window
program provide
s
access to
a low-cost,
short-term liquidity source during periods of market volatility.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
159
NOTE 10 – EARNINGS PER COMMON . SHARE
The calculations of earnings per common share for the years ended December 31,
2025, 2024, and 2023 are as follows:
Year
Ended December 31,
2025 2024 2023
(In thousands, except per share information)
Net income attributable to common stockholders $
344,866
$
298,724
$
302,864
Weighted-Average
Shares:
Average common
shares outstanding
159,956
164,549
176,504
Average potential
dilutive common shares
783
719
676
Average common
shares outstanding - assuming dilution
160,739
165,268
177,180
Earnings per common share:
Basic
$
2.16
$
1.82
$
1.72
Diluted
$
2.15
$
1.81
$
1.71
Earnings
per
common
share
is
computed
by
dividing
net
income
attributable
to
common
stockholders
by
the
weighted-average
number
of
common
shares
issued
and
outstanding.
Basic
weighted-average
common
shares
outstanding
exclude
unvested shares
of
restricted stock that do not contain non-forfeitable dividend rights
.
Potential dilutive
common
shares consist
of unvested
shares of
restricted
stock
and
performance
units (if
any
of the
performance
conditions
are
met
as
of
the
end
of
the
reporting
period)
that
do
not
contain
non-forfeitable
dividend
or
dividend
equivalent
rights
using the
treasury stock
method. This
method assumes
that proceeds
equal to
the amount
of compensation
cost attributable
to future
services
is
used
to
repurchase
shares
on
the
open
market
at
the
average
market
price
for
the
period.
The
difference
between
the
number
of
potential
dilutive
shares
issued
and
the
shares
purchased
is
added
as
incremental
shares
to
the
actual
number
of
shares
outstanding
to
compute
diluted
earnings
per
share.
Unvested
shares
of
restricted
stock
outstanding
during
the
period
that
result
in
lower potentially
dilutive shares issued
than shares purchased
under the
treasury stock method
are not included
in the computation
of
dilutive
earnings
per
share
since
their
inclusion
would
have an
antidilutive
effect
on
earnings
per
share.
There
were
no
antidilutive
shares of common stock during the years ended December 31,
2025, 2024 and 2023.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
160
NOTE 11 – STOCK-BASED . COMPENSATION
The
First
BanCorp.
Omnibus
Plan,
which
is
effective
until
May
24,
2026,
provides
for
equity-based
and
non-equity-based
compensation
incentives
(the
“awards”).
The
Omnibus
Plan
authorizes
the
issuance
of
up
to
14,169,807
shares
of
common
stock,
subject
to
adjustments
for
stock
splits,
reorganizations
and
other
similar
events.
As
of
December
31,
2025,
there
were
1,973,213
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
31, 2025,
2024 and 2023:
Year Ended December 31,
2025 2024 2023
Number of Weighted- Number of Weighted- Number of Weighted-
shares of Average shares of Average shares of Average
restricted Grant Date restricted Grant Date restricted Grant Date stock
Fair Value
stock
Fair Value
stock
Fair Value
Unvested shares outstanding at beginning of year
1,007,621
$
14.39
889,642
$
12.30
938,491
$
9.14
Granted
(1)
463,289
18.47
415,577
17.50
522,801
12.07
Forfeited
(10,793)
16.42
(14,896)
14.07
(63,133)
11.36
Vested
(426,427)
13.16
(282,702)
12.40
(508,517)
6.36
Unvested shares outstanding at end of year
1,033,690
$
16.71
1,007,621
$
14.39
889,642
$
12.30
(1)
Includes restricted stock
awarded to independent
directors of
17,744
;
18,509
and
28,973
shares during 2025,
2024 and 2023,
respectively,
and restricted stock
awarded to employees
of
445,545
;
397,068
and
494,008
shares for
2025, 2024
and 2023,
respectively,
of which
103,560
;
84,122
and
33,718
shares, respectively,
were granted
to retirement-eligible
employees
and thus charged to earnings as of the grant date.
For the
years ended
December 31,
2025, 2024
and 2023,
the Corporation
recognized
$
7.3
million, $
6.2
million and
$
5.7
million,
respectively,
of
stock-based
compensation
expense
related
to
restricted
stock
awards.
As
of
December
31,
2025,
there
was
$
5.6
million of total unrecognized compensation cost related to
unvested shares of restricted stock that the Corporation expects to recognize over a weighted-average period of
1.5
years.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
161
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
years ended December 31, 2025,
2024 and 2023:
Year Ended
December 31,
2025 2024 2023
Number
Weighted-
Number
Weighted-
Number
Weighted-
of Average of Average of Average
Performance Grant Date Performance Grant Date Performance Grant Date
Units Fair Value Units Fair Value Units Fair Value
Performance units at beginning of year
549,032
$
14.37
534,261
$
12.25
791,923
$
7.36
Additions
(1)
161,744
18.66
165,487
18.39
216,876
12.24
Vested
(2)
(166,669)
13.15
(150,716)
11.26
(474,538)
4.08
Performance units at end of year
544,107
$
16.02
549,032
$
14.37
534,261
$
12.25
(1)
Units
granted
during
the
years
ended
December
31,
2025,
2024
and
2023
are
based
on
the
achievement
of
the
Relative
TSR
and
TBVPS
performance
goals
during
a
three-year
performance
cycle
beginning
January
1,
2025,
January
1,
2024
and
January
1,
2023,
respectively,
and
ending
on
December
31,
2027,
December
31,
2026
and
December
31,
2025,
respectively.
(2)
Units vested during the years
ended December 31, 2025,
2024 and 2023 are related to
performance units granted in 2022,
2021 and 2020, respectively,
that met the pre-established targets
and were settled with shares of common stock reissued from treasury shares.
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
162
The following table
summarizes the valuation
assumptions used to
calculate the fair
value as of
the grant date
of the Relative
TSR
component of the performance units granted under the Omnibus Plan during the years ended December 31, 2025, 2024 and 2023:
Year
Ended December 31,
2025 2024 2023
Risk-free interest rate
(1)
3.92
%
4.41
%
3.98
%
Correlation coefficient
74.96
73.80
77.16
Expected dividend yield
(2)
-
-
-
Expected volatility
(3)
31.94
34.65
41.37
Expected life (in years)
2.79
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
2025, 2024
and 2023,
the Corporation
recognized
$
2.8
million, $
2.5
million and
$
2.1
million,
respectively,
of stock-based
compensation expense
related to performance
units. As
of December
31, 2025,
there was $
3.7
million of
total
unrecognized
compensation
cost
related
to
unvested
performance
units
that
the
Corporation
expects
to
recognize
over
a
weighted-average period of
1.7
years.
Shares withheld
During 2025,
the Corporation
withheld
194,647
shares (2024
–
138,460
shares; 2023
–
289,623
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
163
NOTE 12 –
STOCKHOLDERS’
EQUITY
Repurchase Programs
On July 22, 2024, the Corporation announced that its Board of Directors had approved a repurchase program authorizing up to $
250
million
in
repurchases,
which
could
include
common
stock
and/or
junior
subordinated
debentures.
Under
this
program,
the
Corporation repurchased
7,085,582
shares of common stock through open market transactions at an average price of $
19.52
, for a total
cost
of
approximately
$
138.3
million
during
2025.
In
addition,
the
Corporation
redeemed
$
111.7
million
of
junior
subordinated
debentures, of which $
61.7
million were redeemed during 2025. These transactions completed the
$
250
million repurchase program.
Furthermore,
on
October
22,
2025,
the
Corporation
announced
that
its
Board
of
Directors
approved
a
new
stock
repurchase
program authorizing
up to
$
200
million of
its outstanding
common
stock. Repurchases
under
the program
may be
executed through
open market
purchases, accelerated
share repurchases
and privately
negotiated transactions
or plans,
including plans
complying with
Rule
10b5-1
under
the
Exchange
Act,
and
will
be
conducted
in
accordance
with
applicable
legal
and
regulatory
requirements.
The
Corporation’s
repurchase
program
is
subject
to
various
factors,
including
the
Corporation’s
capital
position,
liquidity,
financial
performance
and
alternative
uses
of
capital,
stock
trading
price,
and
general
market
conditions.
The
repurchase
program
does
not
obligate it
to acquire
any specific
number of
shares and
does not
have an
expiration date.
The repurchase
program may
be modified,
suspended, or terminated at any time
at the Corporation’s discretion.
Any repurchased shares of common stock
are expected to be held
as treasury shares. During
2025, the Corporation repurchased
588,817
shares of common stock through
open market transactions at an
average
price
of
$
19.87
,
for
a
total
cost
of
approximately
$
11.7
million
under
this
stock
repurchase
program.
As
of
December
31,
2025, the Corporation has remaining
authorization of approximately $
188.3
million, which it expects to execute
through the end of the
fourth
quarter
of
2026.
The
Corporation’s
holding
company
has
no
operations
and
depends
on
dividends,
distributions
and
other
payments
from its
subsidiaries to
fund dividend
payments, stock
repurchases,
and to
fund all
payments on
its obligations,
including
debt obligations.
Common Stock
The following table shows the changes in shares of common stock outstanding for the years ended December 31, 2025, 2024 and
2023:
Total
Number of Shares
2025 2024 2023
Common stock outstanding, beginning of year
163,868,877
169,302,812
182,709,059
Common stock repurchased
(1)
(7,869,046)
(5,985,332)
(14,340,453)
Common stock reissued under stock-based compensation plan
629,958
566,293
997,339
Restricted stock forfeited
(10,793)
(14,896)
(63,133)
Common stock outstanding, end of year
156,618,996
163,868,877
169,302,812
(1) For 2025, 2024 and 2023, includes
194,647
;
138,460
and
289,623
shares, respectively, of common stock
surrendered to cover plan participants' payroll and income taxes.
For
the
years
ended
December
31,
2025,
2024
and
2023,
total
cash
dividends
declared
on
shares
of
common
stock
amounted
to
$
115.7
million ($
0.72
per share),
$
106.0
million ($
0.64
per share)
and $
99.6
million ($
0.56
per share),
respectively.
On January
26,
2026,
the
Corporation’s
Board
of
Directors
declared
a
quarterly
cash
dividend
of
$
0.20
per
common
share,
which
represents
an
increase of
$
0.02
per common share,
or an
11
% increase, compared
to its most
recent quarterly
dividend paid
in December
12, 2025.
The dividend
is payable on
March 13,
2026 to shareholders
of record
at the close
of business on
February 26,
2026. The Corporation
intends to continue
to pay quarterly
dividends on
common stock. However,
the Corporation’s
common stock dividends,
including the
declaration, timing,
and amount, remain
subject to consideration
and approval by
the Corporation’s
Board of Directors
at the relevant
times.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
164
Preferred Stock
The Corporation
has
50,000,000
authorized shares of
preferred stock with
a par value
of $
1.00
, subject to
certain terms. This
stock
may
be
issued
in
series
and
the
shares
of
each
series
have
such
rights
and
preferences
as
are
fixed
by
the
Corporation’s
Board
of
Directors
when
authorizing
the
issuance
of
that
particular
series
and
are
redeemable
at
the
Corporation’s
option.
No
shares
of
preferred stock were outstanding as of December 31, 2025 and 2024.
Treasury Stock
The following table shows the changes in shares of treasury stock for the years ended
December 31, 2025, 2024 and 2023:
Total
Number of Shares
2025 2024 2023
Treasury stock, beginning of year
59,794,239
54,360,304
40,954,057
Common stock repurchased
7,869,046
5,985,332
14,340,453
Common stock reissued under stock-based compensation plan
(629,958)
(566,293)
(997,339)
Restricted stock forfeited
10,793
14,896
63,133
Treasury stock, end of year
67,044,120
59,794,239
54,360,304
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
During the years ended
December 31, 2025, 2024
and
2023, the Corporation transferred $
32.3
million, $
30.6
million and $
31.1
million, respectively, to
the legal surplus reserve. FirstBank’s
legal
surplus
reserve,
included
as
part
of
retained
earnings
in
the
Corporation’s
consolidated
statements
of
financial
condition,
amounted to $
262.5
million as of December 31, 2025 and $
230.2
million as of December 31, 2024.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
165
NOTE 13 – ACCUMULATED
OTHER COMPREHENSIVE LOSS
The following
table presents
the changes
in accumulated
other comprehensive
loss for
the years
ended December
31, 2025,
2024
and 2023:
Changes in Accumulated Other Comprehensive
Loss by Component
(1)
Year Ended December 31,
2025 2024 2023
(In thousands)
Unrealized net holding losses on available-for-sale
debt securities:
Beginning balance $
(567,338)
$
(640,552)
$
(805,972)
Other comprehensive income
(2)
212,398
73,214
165,420
Ending balance $
(354,940)
$
(567,338)
$
(640,552)
Adjustment of pension and postretirement
benefit plans:
Beginning balance $
782
$
1,382
$
1,194
Other comprehensive (loss) income
(392)
(600)
188
Ending balance $
390
$
782
$
1,382
(1) All amounts presented are net of tax.
(2)
Net unrealized holding losses on available-for-sale debt securities have no tax effect because securities are either tax-exempt, held by an IBE, or have a full deferred tax asset valuation allowance.
The following table presents the amounts reclassified out of each component of accumulated other comprehensive loss for the years
ended December 31, 2025, 2024, and 2023:
Reclassifications Out of Accumulated Other
Comprehensive Loss
Affected Line Item in the Consolidated
Statements of Income
Year Ended December 31,
2025 2024 2023
(In thousands)
Adjustment of pension and postretirement benefit plans:
Amortization of net loss Other expenses $
27
$
56
$
17
Total before tax $
27
$
56
$
17
Income tax expense
(10)
(21)
(6)
Total, net of tax $
17
$
35
$
11

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
166
NOTE 14 – EMPLOYEE BENEFIT PLANS
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
31, 2025 and 2024:
December 31, 2025 December 31, 2024
(In thousands)
Changes in projected benefit obligation:
Projected benefit obligation at the beginning of year,
defined benefit pension plans
$
69,559
$
73,547
Interest cost
3,710
3,603
Actuarial loss (gain)
1,896
(1,813)
Benefits paid
(5,701)
(5,778)
Projected benefit obligation at the end of year,
pension plans
$
69,464
$
69,559
Projected benefit obligation, other postretirement benefit plan
151
151
Projected benefit obligation at the end of year
$
69,615
$
69,710
Changes in plan assets:
Fair value of plan assets at the beginning of year $
72,808
$
77,365
Actual return on plan assets - gain
5,279
1,221
Benefits paid
(5,701)
(5,778)
Fair value of pension plan assets at the end of year
(1)
$
72,386
$
72,808
Net asset, pension plans
2,922
3,249
Net benefit obligation, other postretirement benefit plan
(151)
(151)
Net asset
$
2,771
$
3,098
(1)
Other postretirement plan did not contain any assets as of
December 31, 2025 and 2024.
The weighted-average
discount rate
used to
determine the
benefit obligation
was
5.33
% and
5.60
% as
of December
31, 2025
and
2024,
respectively.
The
discount
rate
represents
a
single
equivalent
rate
that
produces
the
same
present
value
of
projected
benefit
obligation cash flows as those
calculated using the plan’s
actuarial yield curve. In establishing
the expected long-term rate of return
on
plan
assets,
the
Corporation
considered
input
from
its
consultant,
long-term
inflation
assumptions,
interest
rate
scenarios,
and
historical asset performance. Based on
this analysis, the expected long-term
rate of return was
5.75
% as of each of December 31, 2025
and
2024.
The
Pension
Plans’
investment
policy
incorporates
liability-hedging
assets
to
reduce
funded
status
volatility,
diversified
return-seeking assets to
mitigate equity
risk, and
plan-specific glidepaths
designed to
systematically reduce
investment risk
as funded
status improves.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
167
The following
table presents
information
for
the plans
with a
projected
benefit obligation
and accumulated
benefit obligation
in
excess of plan assets for the years ended December 31, 2025 and 2024:
December 31, 2025 December 31, 2024
(In thousands)
Projected benefit obligation $
47,587
$
47,305
Accumulated benefit obligation
47,587
47,305
Fair value of plan assets
43,607
43,651
The following table presents the components of net periodic (benefit)
cost for the years ended December 31, 2025, 2024, and 2023:
Affected Line Item
in the Consolidated Year Ended December 31,
Statements of Income 2025 2024 2023
(In thousands)
Net periodic (benefit) cost, pension plans:
Interest cost Other expenses
$
3,710
$
3,603
$
3,800
Expected return on plan assets Other expenses
(3,992)
(4,072)
(3,543)
Net periodic (benefit) cost, pension plans
(282)
(469)
257
Net periodic cost, postretirement plan Other expenses
33
66
25
Net periodic (benefit) cost
$
(249)
$
(403)
$
282
The following table presents the
weighted-average assumptions used to
determine the net periodic (benefit)
cost for the pension and
other postretirement benefit plans for the years ended December 31, 2025,
2024, and 2023:
Year Ended December 31,
2025 2024 2023
Discount rate
5.60%
5.14%
5.43%
Expected return on plan assets
5.75%
5.51%
4.80%
The
following
table
presents
the
changes
in
pre-tax
accumulated
other
comprehensive
income
of
the
Pension
Plans
and
Postretirement Benefit Plan for the years ended December 31, 2025, 2024, and 2023:
Year Ended December 31,
2025 2024 2023
(In thousands)
Accumulated other comprehensive income at beginning of year, pension plans
$
1,331
$
2,369
$
1,974
Net (loss) gain
(609)
(1,038)
395
Accumulated other comprehensive income at end of year, pension plans
722
1,331
2,369
Accumulated other comprehensive loss at end of year, postretirement plan
(95)
(77)
(155)
Accumulated other comprehensive income at end of year
$
627
$
1,254
$
2,214
The following
are the
pre-tax amounts
recognized in
accumulated other
comprehensive income
for the
years ended
December 31,
2025, 2024, and 2023:
Year
Ended December 31,
2025 2024 2023
(In thousands)
Net actuarial (loss) gain, pension plans $
(609)
$
(1,038)
$
395
Net actuarial (loss) gain, other postretirement benefit plan
(45)
22
(111)
Amortization of net loss
27
56
17
Net amount recognized $
(627)
$
(960)
$
301

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
168
The Pension Plans asset allocations by asset category are as follows as of the indicated
dates:
December 31, 2025 December 31, 2024
Asset category
Investment in funds
100%
96%
Other
0%
4%
100%
100%
Determination of Fair Value
The following is a description of the valuation inputs and techniques used to measure the fair value of pension plan assets:
Investment in
Funds -
Investment in
common collective
trusts, which
primarily consist
of equity
securities, MBS,
corporate bonds
and
U.S.
Treasury
securities,
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
2026.
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
2026 $
6,332
2027
6,170
2028
5,924
2029
5,865
2030
5,739
2031 through 2035
26,760
$
56,790
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
both:
(i)
making
elective
deferral
contributions
and
(ii)
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
Puerto Rico
employees were
permitted to
contribute up
to $
15,000
for each
of
the years ended December 31,
2025, 2024 and 2023
(USVI and U.S. employees -
$
23,500
for 2025, $
23,000
for 2024 and $
22,500
for
2023).
Additional
contributions
to
the
Plans
may
be
voluntarily
made
by
the
Bank
as
determined
by
its
Board
of
Directors.
No
additional
discretionary
contributions were
made for
the years
ended
December 31,
2025, 2024,
and 2023.
The Bank
had
total plan
expenses of $
4.4
million for the year ended December 31, 2025 (2024 - $
4.1
million; 2023 - $
3.4
million).

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
169
NOTE 15 – OTHER NON-INTEREST INCOME
A detail of other non-interest income is as follows for the indicated periods:
Year
Ended December 31,
2025 2024 2023
(In thousands)
Non-deferrable loan fees $
4,002
$
3,692
$
4,412
Mail and cable transmission commissions
3,275
3,354
3,289
Gain from insurance proceeds
-
1,523
379
Net gain (loss) on equity securities
125
(19)
21
Insurance referrals commissions
2,125
2,151
2,722
Gain from sales of fixed assets
(1)
16
103
3,514
Gain recognized from legal settlement
-
-
3,600
Other
8,545
8,088
7,851
Total
$
18,088
$
18,892
$
25,788
(1) For the year ended December 31, 2023, includes $
3.0
million related to the sale of a banking premise in
the Florida region.
NOTE 16 – OTHER NON-INTEREST EXPENSES
A detail of other non-interest expenses is as follows for the indicated periods:
Year
Ended December 31,
2025 2024 2023
(In thousands)
Supplies and printing $
1,918
$
1,732
$
1,543
Amortization of intangible assets
3,509
6,416
7,735
Servicing and processing fees
6,214
5,694
5,342
Other insurance and supervisory fees
5,788
8,639
9,385
Provision for operational losses
8,538
6,780
3,305
Net periodic (benefit) cost, pension and other postretirement plans
(249)
(403)
282
Other
6,032
6,074
6,074
Total
$
31,750
$
34,932
$
33,666

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
170
NOTE 17 –
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
Under the
PR Tax
Code, a subsidiary
may realize
a tax benefit
from a net
operating loss (“NOL”)
only if it
can generate sufficient
taxable
income
within
the
applicable
NOL
carryforward
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
companies owned
by legal entities
to elect to
be treated
as disregarded entities
for tax purposes.
As a result
of this change,
during the
third
quarter
of
2025,
the
Corporation
reversed
approximately
$
16.6
million
in
valuation
allowance
related
to
deferred
tax
assets
primarily
associated
with
NOL
carryforwards
at
the
holding
company
level.
This
reversal
reflects
the
Corporation’s
expectation
of
realizing these
tax benefits under
the new election
established by the
Act. In the
fourth quarter of
2025, the Corporation
also reversed
approximately $
0.5
million of valuation allowance related to higher utilization of NOL carryforwards.
Income
tax
expense
attributable
to
Puerto
Rico
is
considered
domestic
for
Puerto
Rico
tax
purposes.
Income
tax
expense
also
includes
U.S.
federal
taxes,
as
well
as
USVI
and
state
income
taxes
in
Florida,
which
are
considered
foreign
for
Puerto
Rico
tax
purposes. As
a Puerto
Rico corporation,
FirstBank is
treated as
a foreign
corporation for
U.S. and
USVI income
tax purposes
and is
generally
subject
to
U.S.
and
USVI
income
tax
only
on
its
income
from
sources
within
the
U.S.
and
USVI
or
income
effectively
connected with
the conduct
of a trade
or business in
those jurisdictions.
Such tax paid
in the U.S.
and USVI is
also creditable
against
the
Corporation’s
Puerto
Rico
tax
liability,
subject
to
certain
conditions
and
limitations.
Income
generated
from
BVI
operations
is
considered foreign-source income and is not subject to taxation in that jurisdiction.
Pre-tax income is summarized below for the indicated periods:
Year
Ended December 31,
2025 2024 2023
(In thousands)
Domestic
(1)
$
364,545
$
331,860
$
347,605
Foreign
(2)
52,189
59,347
49,831
Total pre-tax income
$
416,734
$
391,207
$
397,436
(1) Attributable to Puerto Rico operations.
(2) Attributable to U.S., USVI, and BVI operations.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
171
The components of income tax expense are summarized below for the indicated periods:
Year
Ended December 31,
2025 2024 2023
(In thousands)
Current income tax expense:
Puerto Rico $
72,336
$
67,662
$
78,459
U.S. Federal
9,385
8,423
7,863
State and other
2,569
2,267
2,145
Total current income tax
expense
84,290
78,352
88,467
Deferred income tax (benefit) expense:
Puerto Rico
(11,270)
12,695
6,406
U.S. Federal
(904)
1,120
(235)
State and other
(248)
316
(66)
Total deferred income
tax (benefit) expense
(12,422)
14,131
6,105
Total income
tax expense
$
71,868
$
92,483
$
94,572
The Corporation
maintains an
effective tax
rate lower than
the Puerto
Rico maximum statutory
tax rate of
37.5
%. The differences
between the income tax expense applicable to income
before the provision for income taxes and the amount
computed by applying the
statutory tax rate in Puerto Rico were as follows for the indicated periods:
Year Ended December
31,
2025 2024 2023
Amount
% of Pre-tax
Income Amount
% of Pre-tax
Income Amount
% of Pre-tax
Income
(Dollars in thousands)
Computed income tax at statutory rate $
156,275
37.5
% $
146,702
37.5
% $
149,038
37.5
%
Federal and state taxes
(1)
11,954
2.9
%
10,690
2.7
%
10,008
2.4
%
Nontaxable or nondeductible items:
Benefit of net exempt income
(52,989)
(12.7)
%
(37,736)
(9.6)
%
(35,153)
(8.8)
%
Preferential tax treatment on qualified investing and lending activities
(17,617)
(4.3)
%
(22,505)
(5.8)
%
(19,125)
(4.8)
%
Other
(3,736)
(0.9)
%
(4,606)
(1.2)
%
(9,043)
(2.3)
%
Changes in deferred tax valuation allowance
(2)
(17,119)
(4.1)
%
-
-
%
-
-
%
Changes in unrecognized tax benefits
(456)
(0.1)
%
(377)
(0.1)
%
(262)
(0.1)
%
Other adjustments
(4,444)
(1.1)
%
315
0.1
%
(891)
(0.1)
%
Total income tax expense
$
71,868
17.2
% $
92,483
23.6
% $
94,572
23.8
%
(1) Federal taxes made up the majority (greater than 50%) of the tax effect in this category.
(2) Includes valuation allowance releases during 2025 of $
17.1
million, of which $
16.6
million was associated with the aforementioned enactment of Act 65-2025.
Income taxes paid for the indicated periods were as follows:
Year
Ended December 31,
2025 2024 2023
(In thousands)
Puerto Rico
(1)
$
61,760
$
84,227
$
99,132
U.S. Federal
8,389
7,044
8,000
State and other
2,355
1,960
2,380
Total $
72,504
$
93,231
$
109,512
(1)
Payments include the purchase of income tax credits that were used against tax liabilities.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
172
Deferred income taxes reflect
the net tax effects
of temporary differences
between the carrying amounts
of assets and liabilities
for financial
reporting purposes
and their
tax bases. Significant
components of
the Corporation's
deferred tax
assets and
liabilities
as of December 31, 2025 and 2024 were as follows:
As of December 31,
2025 2024
(In thousands)
Deferred tax asset:
NOL and capital loss carryforwards
$
34,874
$
36,721
Allowance for credit losses
89,716
88,149
Alternative Minimum Tax
credits available for carryforward
25,363
33,220
Unrealized loss on OREO valuation
4,807
4,126
Share-based compensation cost
5,824
4,763
Legal and other reserves
3,403
3,121
Reserve for insurance premium cancellations
803
746
Differences between the assigned values and tax bases of assets and liabilities recognized in purchase business combinations
10,507
8,007
Unrealized loss on available-for-sale debt securities, net
48,729
76,616
Other
8,044
8,808
Total gross deferred tax assets
$
232,070
$
264,277
Deferred tax liabilities:
Servicing assets
7,633
8,282
Pension Plan assets
237
472
Other
163
87
Total gross deferred tax liabilities
8,033
8,841
Valuation
allowance
(1)
(75,025)
(119,080)
Net deferred tax asset
$
149,012
$
136,356
(1)
The year
ended December
31, 2025
includes a
$
27.9
million decrease
in valuation
allowance related
to changes
in the
market value
of available‑for‑sale
debt
securities, which resulted in an equal change in the net deferred tax asset without impacting earnings, and a $
17.1
million reversal in valuation allowance primarily
associated with the aforementioned enactment of Act 65‑2025.
The
Corporation
assesses
deferred
tax
assets
to
determine
the
amount
that
is
more-likely-than-not
to
be
realized.
Valuation
allowances are established, when necessary,
to reduce deferred tax assets to such amount. Management
evaluates valuation allowances
at each reporting
date, considering all
available positive and negative
evidence that can
be objectively verified.
Consideration must be
given to all sources of taxable income available to
realize the deferred tax asset, including, as applicable, the future reversal of existing
temporary
differences, future
taxable income
forecasts exclusive
of the
reversal of
temporary differences
and carryforwards,
and tax
planning
strategies.
In
estimating
taxes,
management
assesses
the
relative
merits
and
risks
of
the
appropriate
tax
treatment
of
transactions considering statutory,
judicial, and regulatory guidance.
Management’s
estimate
of
future
taxable
income
is
based
on
internal
projections
that
consider
historical
performance,
multiple
internal
scenarios
and
assumptions,
as
well
as
external
data
that
management
believes
is
reasonable.
The
Corporation
updates
this
analysis when
events or circumstances
arise that may
affect the realizability
of deferred tax
assets. If actual
results differ significantly
from
the
current
estimates
of future
taxable
income,
even if
caused
by
adverse
macroeconomic
conditions,
the
remaining
valuation
allowance may need to be increased.
As of
December
31,
2025,
the Corporation
had
a net
deferred
tax
asset of
$
149.0
million,
net
of a
valuation
allowance
of
$
75.0
million,
compared to
a net
deferred tax
asset of
$
136.4
million,
net of
a valuation
allowance of
$
119.1
million,
as of
December 31,
2024. The increase in
the net deferred tax
asset was driven by the
aforementioned one-time reversal
of approximately $
16.6
million in
valuation allowance primarily associated with NOL carryforwards at the holding company level as a result of the enactment
of Act 65-
2025.
The
net
deferred
tax
asset
of
the
Corporation’s
banking
subsidiary,
FirstBank,
amounted
to
$
134.8
million
as
of
December
31,
2025,
net
of
a
valuation
allowance
of
$
72.2
million,
compared
to
a
net
deferred
tax
asset
of
$
136.4
million,
net
of
a
valuation
allowance
of
$
98.5
million,
as
of
December
31,
2024.
The
decrease
in
the
net
deferred
tax
asset
of
FirstBank
for
the
year
ended

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
173
December
31,
2025
was
mainly
related
to
the
usage
of
alternative
minimum
tax
credits.
Meanwhile,
the
decrease
in
the
valuation
allowance
for
the
year
ended
December
31,
2025
was
related
primarily
to
changes
in
the
market
value
of
available-for-sale
debt
securities which resulted
in an equal change
in the net deferred
tax asset without impacting
earnings. The Corporation
maintains a full
valuation allowance
for its
deferred tax
assets associated
with capital
loss carryforwards,
NOL carryforwards
corresponding to
USVI
and unrealized losses of available-for-sale debt securities.
As of December
31, 2025, approximately
$
205.3
million of the
deferred tax
assets of the
Corporation are
attributable to temporary
differences
or
tax
credit
carryforwards
that
have
no
expiration
date,
compared
to
$
233.5
million
in
2024.
The
valuation
allowance
attributable to FirstBank’s
deferred tax assets of
$
72.2
million as of December
31, 2025 is related to
the change in the
market value of
available-for-sale
debt
securities,
NOLs
attributable
to
the
USVI,
and
capital
loss
carryforwards.
The
remaining
balance
of
$
2.8
million of
the Corporation’s
deferred tax
asset valuation
allowance non-attributable
to FirstBank
is mainly
related to
NOLs in
one of
its subsidiaries.
The Corporation
will continue
to provide
a valuation
allowance against
its deferred
tax assets
in each
applicable tax
jurisdiction
until
the
need
for
a
valuation
allowance
is
eliminated.
The
need
for
a
valuation
allowance
is
eliminated
when
the
Corporation
determines that
it is
more-likely-than-not
the deferred
tax assets
will be
realized. The
ability to
recognize the
remaining
deferred tax assets that continue
to be subject to a valuation allowance
will be evaluated on a quarterly basis
to determine if there were
any significant
events that
would affect
the ability
to utilize
these deferred
tax assets.
As of
December 31,
2025, deferred
tax assets
related to NOL
and capital loss carryforwards
totaled $
34.9
million, of which
$
16.1
million have no
expiration date and $
13.4
million
primarily relate to NOLs attributable to Puerto Rico that have expiration dates ranging from year 2026 through year 2035.
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
any
such
tax
paid
in
the
U.S.
or
USVI
can
be
creditable
against
Puerto
Rico
tax
liabilities
or
taken
as
a
deduction
against
taxable
income. However,
our ability
to reduce
our Puerto
Rico tax
liability through
such a
credit or
deduction depends
on our
tax profile
at
each annual
taxable period,
which is
dependent on
various factors.
For 2025,
2024, and
2023, FirstBank
incurred current
income tax
expense of approximately $
11.8
million, $
10.6
million, and $
9.9
million, respectively,
related to its U.S. operations. The limitation
did
not impact the USVI operations in 2025, 2024, and 2023.
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
The statute
of limitations
under the
PR Tax
Code is
four years
after a
tax return
is due
or filed,
whichever is
later; the
statute of
limitations for
U.S. and
USVI income
tax purposes
is three
years after
a tax
return is
due or
filed, whichever
is later.
The
completion of an audit by
the taxing authorities or the
expiration of the statute
of limitations for a given
audit period could result in
an
adjustment to
the Corporation’s
liability for
income taxes.
For U.S. and
USVI income
tax purposes,
all tax years
subsequent to
2021,
remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2020 remain open to examination.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
174
NOTE 18
–
OPERATING
LEASES
The
Corporation
accounts
for
its
leases
in
accordance
with
ASC
842
“Leases”
(“ASC
Topic
842).
The
Corporation’s
operating
leases are
primarily related
to the
Corporation’s
branches. Our
leases mainly
have original
terms ranging
from
two years
to
26 years
,
some
of
which
include
options
to
extend
the
leases
for
up
to
20 years
.
Liabilities
to
make
future
lease
payments
are
recorded
in
accounts payable
and other
liabilities, while
ROU assets
are recorded
in other
assets in
the Corporation’s
consolidated statements
of
financial condition. As of December 31, 2025 and 2024, the Corporation did not classify any of its leases as a finance lease.
Operating lease cost for the
year ended December 31, 2025
amounted to $
17.7
million (2024 - $
18.1
million; 2023 - $
17.3
million),
and is recorded in occupancy and equipment in the consolidated statements of income.
Supplemental balance sheet information related to leases was as follows as of the indicated dates:
As of December 31,
2025 2024
(Dollars in thousands)
ROU asset
$
72,192
$
63,159
Operating lease liability
$
74,369
$
65,801
Operating lease weighted-average remaining lease term (in years)
7.7
7.4
Operating lease weighted-average discount rate
3.68%
3.11%
Generally,
the
Corporation
cannot
practically
determine
the interest
rate
implicit
in
the lease.
Therefore,
the Corporation
uses
its
incremental
borrowing
rate
as
the
discount
rate
for
the
lease.
See
Note
1
–
“Nature
of
Business
and
Summary
of
Significant
Accounting Policies” for information on how the Corporation determines its incremental borrowing rate.
Supplemental cash flow information related to leases was as follows:
Year Ended
December 31,
2025 2024 2023
(In thousands)
Operating cash flow from operating leases
(1)
$
17,728
$
17,541
$
17,307
ROU assets obtained in exchange for operating lease liabilities
(2) (3)
$
24,465
$
10,492
$
4,960
(1)
Represents cash paid for amounts included in the measurement of operating lease liabilities.
(2)
Represents non-cash activity and, accordingly,
is not reflected in the consolidated statements of cash flows.
(3) For the years ended December 31, 2024 and 2023 excludes $
0.5
million and $
0.1
million, respectively, of lease
terminations.
Maturities under operating lease liabilities as of December 31, 2025 were as follows:
Amount
(In thousands)
2026 $
17,612
2027
12,752
2028
11,552
2029
9,961
2030
8,563
2031 and later years
25,728
Total lease payments
86,168
Less: imputed interest
(11,799)
Total present value
of lease liability
$
74,369
Lease Not Yet Commenced
As of
December 31,
2025,
the Corporation
has an
additional operating
lease that
was signed
but has
not yet
commenced with
an
undiscounted contract amount of $
7.7
million and a lease term of
30 years
.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
175
NOTE 19 –
FAIR VALUE
Fair Value
Measurement
ASC Topic
820, “Fair
Value
Measurement,” defines
fair value as
the exchange
price that would
be received for
an asset or
paid to
transfer
a
liability
(an
exit
price)
in
the
principal
or
most
advantageous
market
for
the
asset
or
liability
in
an
orderly
transaction
between market
participants on
the measurement
date. This guidance
also establishes
a three-level
hierarchy for
measuring fair
value
based on the
observability of inputs:
(i) Level 1
inputs are quoted
prices in active markets
for identical assets and
liabilities; (ii) Level
2 inputs are observable
inputs other than Level
1 prices, such as quoted
prices for similar assets or
liabilities in active markets,
as well
as inputs
that are
observable for
the asset
or liability
(other than
quoted prices);
and (iii)
Level 3
inputs are
significant unobservable
inputs, requiring significant judgment due to limited or no market activity.
There were no
transfers of assets and
liabilities measured at
fair value between
Level 1 and Level
2 measurements during
the years
ended December 31, 2025 and 2024.
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
As of December 31, 2025 As of December 31, 2024
Fair Value Measurements Using
Fair Value Measurements Using
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
(In thousands)
Assets:
Available-for-sale debt securities:
U.S. Treasury securities $
497,342
$
-
$
-
$
497,342
$
59,189
$
-
$
-
$
59,189
Noncallable U.S. agencies debt securities
-
336,849
-
336,849
-
533,296
-
533,296
Callable U.S. agencies debt securities
-
566,263
-
566,263
-
1,307,035
-
1,307,035
MBS
-
3,148,692
3,266
(1)
3,151,958
-
2,658,967
4,195
(1)
2,663,162
Puerto Rico government obligation
-
-
1,620
1,620
-
-
1,620
1,620
Other investments
-
-
-
-
-
-
1,000
1,000
Equity securities
5,024
-
-
5,024
4,886
-
-
4,886
Derivative assets
-
345
-
345
-
318
-
318
Liabilities:
Derivative liabilities
-
200
-
200
-
150
-

(1) Related to private label MBS.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
176
The table
below presents
a reconciliation
of the
beginning and
ending balances
of all
assets measured
at fair
value on
a recurring
basis using significant unobservable inputs (Level 3) for the years ended
December 31, 2025, 2024, and 2023:
Available-for-Sale
Debt Securities
(1)
Level 3 Instruments Only
2025 2024 2023
(In thousands)
Beginning balance $
6,815
$
6,200
$
8,495
Total gains (losses):
Included in other comprehensive income (loss) (unrealized)
578
830
(750)
Included in earnings (unrealized) (2)
(254)
50
(20)
Purchases
-
1,000
-
Principal repayments and amortization
(3)
(2,253)
(1,265)
(1,525)
Ending balance $
4,886
$
6,815
$
6,200
(1)
Amounts mostly related to private label MBS.
(2)
Changes in unrealized (losses) gains included in earnings were recognized within provision for credit losses - expense
and relate to assets still held as of the reporting date.
(3)
For the years ended December 31, 2025 and 2023, the amounts
include $
1.0
million and $
0.5
million, respectively, related to repayments
of matured debt securities.
The
tables
below
present
quantitative
information
for
significant
assets
measured
at
fair
value
on
a
recurring
basis
using
significant unobservable inputs (Level 3) as of the indicated dates:
December 31, 2025
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average
Minimum
Maximum
(Dollars in thousands)
Available-for-sale
debt securities:
Private label MBS
$
3,266
Discounted cash flows Discount rate
15.9%
15.9%
15.9%
Prepayment rate
1.6%
8.0%
3.1%
Projected cumulative loss rate
0.1%
11.4%
5.5%
Puerto Rico government obligation
$
1,620
Discounted cash flows Discount rate
10.8%
10.8%
10.8%
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
177
Additionally, fair value
is used on a non-recurring basis to evaluate certain assets in accordance with GAAP.
For
the
years
ended
December
31,
2025,
2024,
and
2023,
the
Corporation
recorded
losses
or
valuation
adjustments
for
assets
recognized at fair value on a non-recurring basis and still held at the respective reporting dates, as shown in the following table:
Carrying value as of December 31,
Related to losses recorded for the Year Ended
December 31,
2025 2024 2023 2025 2024 2023
(In thousands)
Level 3:
Loans receivable
(1)
$
9,212
$
16,296
$
15,609
$
(635)
$
(373)
$
(1,839)
OREO
(2) (3)
735
1,471
3,218
(66)
(100)
(416)
Level 2:
Loans held for sale
(4)
$
-
$
15,276
$
-
$
-
$
(78)
$
-
(1)
Consists mainly
of collateral dependent
commercial and construction
loans. The Corporation
generally measured losses
based on
the fair
value of the
collateral. The Corporation
derived the fair
values from external
appraisals that took into
consideration prices in observed transactions
involving similar assets in
similar locations but adjusted for
specific characteristics and assumptions of
the collateral (e.g., absorption rates),
which
are not market observable. The adjustment applied to
appraisals was
22
% for the year ended December 31, 2025,
8
% for the year ended December 31, 2024, and
between
16
% and
20
% for the year ended December 31,
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
to the
OREO portfolio. The adjustments applied to appraisals ranged from
3
% to
5
% for the year ended December 31, 2025,
2
% to
44
% for the year ended December 31, 2024, and
1
% to
28
% for the year ended December 31,
2023.
(3) Excludes the aforementioned $
2.8
million adjustment in connection with an ongoing litigation involving a commercial OREO property in the Virgin Islands region. See Note 23 –“Regulatory Matters, Commitments and
Contingencies” for further details.
(4) The Corporation derived the fair value of these loans based on published secondary market prices of MBS with similar characteristics.
Qualitative
information
regarding
the
financial
instruments
measured
at
fair
value
on
a
non-recurring
basis
using
significant
unobservable inputs (Level 3) as of December 31, 2025 are as follows:
December 31, 2025
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
178
The
following
tables
present
the
carrying
value,
estimated
fair
value
and
estimated
fair
value
level
of
the
hierarchy
of
financial
instruments as of the indicated dates:
Total Carrying Amount
in Statement of
Financial Condition as
of December 31, 2025
Fair Value Estimate as
of
December 31, 2025 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money market investments (amortized cost)
$
658,599
$
658,599
$
658,599
$
-
$
-
Available-for-sale debt
securities (fair value)
4,554,032
4,554,032
497,342
4,051,804
4,886
Held-to-maturity debt securities:
Held-to-maturity debt securities (amortized cost)
265,296
Less: ACL on held-to-maturity debt securities
(733)
Held-to-maturity debt securities, net of ACL
$
264,563
262,055
-
178,815
83,240
Equity securities (amortized cost)
39,729
39,729
-
39,729
(1)
-
Other equity securities (fair value)
5,024
5,024
5,024
-
-
Loans held for sale (lower of cost or market)
16,697
16,996
-
16,996
-
Loans held for investment:
Loans held for investment (amortized cost)
13,125,356
Less: ACL for loans and finance leases
(249,037)
Loans held for investment, net of ACL
$
12,876,319
12,806,115
-
-
12,806,115
MSRs (amortized cost)
23,288
40,874
-
-
40,874
Derivative assets (fair value) (2)
345
345
-
345
-
Liabilities:
Deposits (amortized cost) $
16,670,143
$
16,675,488
$
-
$
16,675,488
$
-
Long-term advances from the FHLB (amortized cost)
290,000
292,581
-
292,581
-
Derivative liabilities (fair value) (2)
200
200
-
200
-
(1) Includes FHLB stock with a carrying value of $
24.7
million, which is considered restricted.
(2) Includes interest rate swap agreements, forward contracts, and interest rate lock commitments.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
179
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
judgments
about
a
wide
variety
of
factors,
including
but
not
limited
to,
relevancy of market prices of comparable instruments, expected future cash flows, and appropriate discount rates.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
180
NOTE 20 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition
In accordance with
ASC Topic
606, “Revenue from
Contracts with Customers” (“ASC
Topic
606”), revenues are
recognized when
control
of
promised
goods
or
services
is
transferred
to
customers
and
in
an
amount
that
reflects
the
consideration
to
which
the
Corporation expects to be
entitled in exchange for those
goods or services. At contract
inception, once the contract is
determined to be
within the
scope of
ASC Topic
606, the
Corporation assesses
the goods
or services
that are
promised within
each contract,
identifies
the
respective
performance
obligations,
and
assesses
whether
each
promised
good
or
service
is
distinct.
The
Corporation
then
recognizes
as revenue
the amount
of the
transaction price
that is
allocated to
the respective
performance obligation
when (or
as) the
performance obligation is satisfied.
Disaggregation of Revenue
The
following
tables
summarize
the
Corporation’s
revenue,
which
includes
net
interest
income
on
financial
instruments
that
is
outside
of
ASC
Topic
606
and
non-interest
income,
disaggregated
by
type
of
service
and
business
segment
for
the
years
ended
December 31, 2025, 2024 and 2023:
Year Ended December
31, 2025
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
70,868
$
583,749
$
173,775
$
(112,561)
$
87,335
$
65,774
$
868,940
Service charges and fees on deposit accounts
-
29,520
5,903
-
596
3,049
39,068
Insurance commission income
-
12,493
-
-
174
559
13,226
Card and processing income
-
41,021
1,090
-
98
5,181
47,390
Other service charges and fees
64
7,294
290
-
1,510
547
9,705
Not in scope of ASC Topic
606
(1)
14,894
5,130
867
249
1,198
151
22,489
Total non-interest income
14,958
95,458
8,150
249
3,576
9,487
131,878
Total Revenue (Loss) $
85,826
$
679,207
$
181,925
$
(112,312)
$
90,911
$
75,261
$
1,000,818
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
181
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
2025,
2024,
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
2025,
2024,
and
2023,
the
Corporation
recognized
contingent
commission
income
at
the
time
that
payments
were
confirmed and constraints
were released of
$
3.6
million, $
3.5
million, and $
2.5
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
182
The
Corporation
offers
products,
primarily
credit
cards,
that
offer
various
rewards
to
reward
program
members,
such
as
airline
tickets, cash, or
merchandise, based
on account
activity.
The Corporation
generally recognizes the
cost of rewards
as part of
business
promotion
expenses when
the rewards
are earned
by the
customer and,
at that
time, records
the corresponding
reward liability.
The
Corporation
determines
the
reward
liability
based
on
points
earned
to
date
that
the
Corporation
expects
to
be
redeemed
and
the
average
cost
per
point
redemption.
The
reward
liability
is
reduced
as
points
are
redeemed.
In
estimating
the
reward
liability,
the
Corporation considers historical
reward redemption behavior,
the terms of the
current reward program,
and the card purchase
activity.
The reward liability
is sensitive to
changes in the
reward redemption
type and redemption
rate, which is
based on the
expectation that
the
vast
majority
of
all points
earned
will eventually
be
redeemed.
The reward
liability,
which
is included
in other
liabilities
in
the
consolidated statements of financial condition, totaled $
9.0
million and $
9.4
million as of December 31, 2025 and 2024, respectively.
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
2025
and
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
183
NOTE 21 – SEGMENT INFORMATION
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
consistent
with
those
referred
to
in
Note
1
–
“Nature
of
Business
and
Summary
of
Significant Accounting Policies”.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
184
The following tables present information about the reportable segments for the indicated periods:
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Year Ended December
31, 2025
Interest income $
130,123
$
422,089
$
249,880
$
131,957
$
157,612
$
31,495
$
1,123,156
Net (charge) credit for transfer of funds
(59,255)
315,367
(60,991)
(230,385)
(6,649)
41,913
-
Interest expense
-
(153,707)
(15,114)
(14,133)
(63,628)
(7,634)
(254,216)
Net interest income (loss)
70,868
583,749
173,775
(112,561)
87,335
65,774
868,940
Provision for credit losses - (benefit) expense
(859)
74,949
4,045
254
5,697
1,875
85,961
Non-interest income
14,958
95,458
8,150
249
3,576
9,487
131,878
Non-interest expenses:
Employees’ compensation and benefits
27,500
146,605
20,130
4,286
28,604
18,027
245,152
Occupancy and equipment
5,848
59,855
5,924
704
7,596
8,982
88,909
Business promotion
1,122
11,475
1,114
717
1,355
818
16,601
Professional fees
6,355
27,334
3,996
1,363
4,318
4,743
48,109
Taxes, other than income taxes
1,907
17,970
2,508
460
434
675
23,954
FDIC deposit insurance
1,422
2,629
2,313
-
823
481
7,668
Net (gain) loss on OREO operations
(4,414)
-
(515)
-
-
3,404
(1,525)
Credit and debit processing expenses
-
24,633
905
-
11
2,925
28,474
Other non-interest expenses
(1)
3,457
24,720
3,660
1,827
2,864
4,253
40,781
Total non-interest expenses
43,197
315,221
40,035
9,357
46,005
44,308
498,123
Segment income (loss)
$
43,488
$
289,037
$
137,845
$
(121,923)
$
39,209
$
29,078
$
416,734
Average interest-earning assets $
2,173,137
$
4,026,757
$
3,624,058
$
5,503,318
$
2,496,932
$
453,372
$
18,277,574
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
Employees’ compensation and benefits
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
-
(2,534)
-
(4)
617
(7,474)
Credit and debit processing expenses
-
23,620
764
-
10
3,206
27,600
Other non-interest expenses
(1)
2,994
26,159
5,956
2,363
2,640
3,599
43,711
Total non-interest expenses
42,985
308,499
39,670
9,197
45,584
41,138
487,073
Segment income (loss)
$
58,503
$
243,245
$
137,926
$
(120,843)
$
42,654
$
29,722
$
391,207
Average interest-earning assets $
2,134,551
$
4,042,201
$
3,518,554
$
5,850,884
$
2,176,701
$
403,365
$
18,126,256

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
185
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Year ended December
31, 2023:
Interest income $
127,154
$
390,619
$
229,217
$
116,382
$
132,490
$
27,624
$
1,023,486
Net (charge) credit for transfer of funds
(51,380)
214,392
(71,813)
(111,433)
(12,830)
33,064
-
Interest expense
-
(120,705)
(15,091)
(36,893)
(48,862)
(4,825)
(226,376)
Net interest income (loss)
75,774
484,306
142,313
(31,944)
70,798
55,863
797,110
Provision for credit losses - (benefit) expense
(7,908)
66,072
(5,997)
20
8,687
66
60,940
Non-interest income
11,213
92,608
11,053
2,125
6,839
8,856
132,694
Non-interest expenses:
Employees' compensation and benefits
25,463
133,422
17,426
3,354
25,960
17,230
222,855
Occupancy and equipment
6,015
58,000
4,987
717
6,959
9,233
85,911
Business promotion
1,446
13,787
1,218
881
1,221
1,073
19,626
Professional fees
7,054
25,251
3,501
654
4,300
5,081
45,841
Taxes, other than income taxes
1,382
16,891
1,272
425
552
714
21,236
FDIC deposit insurance
2,879
5,043
4,311
-
1,524
1,116
14,873
Net (gain) loss on OREO operations
(7,305)
-
38
-
(150)
279
(7,138)
Credit and debit processing expenses
-
22,258
1,457
-
10
2,272
25,997
Other non-interest expenses
(1)
2,968
25,878
5,332
2,562
2,393
3,094
42,227
Total non-interest expenses
39,902
300,530
39,542
8,593
42,769
40,092
471,428
Segment income (loss)
$
54,993
$
210,312
$
119,821
$
(38,432)
$
26,181
$
24,561
$
397,436
Average interest-earning assets $
2,149,445
$
3,770,393
$
3,299,209
$
6,186,018
$
2,072,292
$
389,489
$
17,866,846
(1)
Consists of communication expenses and the expense categories included in Note 16 - “Other Non-Interest Expenses.”
The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:
Year Ended
December 31,
2025 2024 2023
(In thousands)
Average assets:
Total average interest-earning assets for segments
$
18,277,574
$
18,126,256
$
17,866,846
Average non-interest-earning assets
(1)
786,847
835,100
839,577
Total consolidated average assets
$
19,064,421
$
18,961,356
$
18,706,423
(1)
Includes, among other things, non-interest-earning cash, premises and equipment, net deferred tax asset, ROU assets, and accrued interest receivable on loans and investments.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
186
The following table presents revenues (interest income plus non-interest income) and selected balance sheet data by geography based on the location in which the transaction was originated as of the indicated dates:
2025 2024 2023
(In thousands)
Revenues:
Puerto Rico
$
1,052,864
$
1,036,757
$
980,371
United States
161,188
150,226
139,329
Virgin Islands
40,982
38,892
36,480
Total consolidated revenues
$
1,255,034
$
1,225,875
$
1,156,180
Selected Balance Sheet Information:
Total assets:
Puerto Rico
$
15,973,839
$
16,427,587
$
16,308,000
United States
2,646,328
2,403,379
2,141,427
Virgin Islands
512,725
461,955
460,122
Loans:
Puerto Rico
$
10,167,738
$
10,036,686
$
9,745,872
United States
2,498,164
2,295,234
2,022,261
Virgin Islands
476,151
429,912
424,718
Deposits:
Puerto Rico
(1)
$
13,363,503
$
13,562,227
$
13,429,303
United States
(2)
1,891,231
1,864,772
1,631,402
Virgin Islands
1,415,409
1,444,299
1,495,280
(1) For 2025, 2024, and 2023, includes $
33.0
million, $
33.0
million, and $
420.2
million, respectively, of brokered CDs
allocated to Puerto Rico operations.
(2) For 2025, 2024, and 2023, includes $
560.5
million, $
445.1
million, and $
363.1
million, respectively, of brokered
CDs allocated to United States operations.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
187
NOTE 22 – SUPPLEMENTAL
STATEMENTS
OF CASH FLOWS INFORMATION
Supplemental statements of cash flows information is as follows for the indicated periods:
Year Ended
December 31,
2025 2024 2023
(In thousands)
Cash paid for:
Interest
$
250,809
$
281,733
$
207,829
Income tax
72,504
93,231
109,512
Operating cash flow from operating leases
17,728
17,541
17,307
Non-cash investing and financing activities:
Additions to OREO
3,855
9,278
22,649
Additions to auto and other repossessed assets
62,009
61,766
66,796
Capitalization of servicing assets
2,635
2,342
2,240
Loan securitizations
161,010
125,672
122,732
Loans held for investment transferred to held for sale
-
118
3,451
Loans held for sale transferred to held for investment
171
1,049
3,424
ROU assets obtained in exchange for operating lease liabilities, net of lease terminations
24,465
9,959
4,861
Redemption of investments in FBP Statutory Trusts
1,850
3,000
662

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
188
NOTE 23 – REGULATORY
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
31, 2025 and
2024, the Corporation
and FirstBank exceeded
the minimum regulatory
capital ratios
for
capital
adequacy
purposes
and
FirstBank
exceeded
the
minimum
regulatory
capital
ratios
to
be
considered
a
well-capitalized
institution under
the regulatory framework
for prompt corrective
action. As of
December 31, 2025,
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
The regulatory capital position of the Corporation and FirstBank as of
December 31, 2025 and 2024 were as follows:
Regulatory Requirements
Actual For Capital Adequacy Purposes
To be Well
-Capitalized
Thresholds
Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
As of December 31, 2025
Total Capital (to Risk-Weighted
Assets)
First BanCorp.
$
2,412,137
18.01
% $
1,071,257
8.0
% N/A N/A
FirstBank
$
2,355,882
17.61
% $
1,070,432
8.0
% $
1,338,040
10.0
%
CET1 Capital (to Risk-Weighted Assets)
First BanCorp.
$
2,243,981
16.76
% $
602,582
4.5
% N/A N/A
FirstBank
$
2,087,853
15.60
% $
602,118
4.5
% $
869,726
6.5
%
Tier I Capital (to Risk-Weighted
Assets)
First BanCorp.
$
2,243,981
16.76
% $
803,443
6.0
% N/A N/A
FirstBank
$
2,187,853
16.35
% $
802,824
6.0
% $
1,070,432
8.0
%
Leverage ratio
First BanCorp.
$
2,243,981
11.58
% $
774,882
4.0
% N/A N/A
FirstBank
$
2,187,853
11.30
% $
774,609
4.0
% $
968,261
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
189
Cash Restrictions
Cash and
cash
equivalents
include
amounts
segregated
for
regulatory
purposes.
The
Corporation’s
bank
subsidiary,
FirstBank,
is
required
by
the
Puerto
Rico
Banking
Law
to
maintain
minimum
average
weekly
reserve
balances
to
cover
demand
deposits.
The
minimum
average
weekly
reserve
balances
were
$
1.0
billion
for
the
periods
that
ended
December 31,
2025
and
2024.
As
of
December 31,
2025
and
2024,
the
Bank
complied
with
the
requirement.
Cash
and
due
from
banks
as
well
as
other
highly
liquid
securities are used to cover the required average reserve balances.
As of December
31, 2025, and
as required by
the Puerto Rico
International Banking
Law,
the Corporation maintained
$
0.8
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
31, 2025
and 2024,
were
not significant.
The following table summarizes commitments to extend credit and standby letters of credit as of the indicated dates:
December 31,
2025 2024
(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Construction undisbursed funds
$
191,879
$
283,302
Unused credit card lines
760,531
787,849
Unused personal lines of credit
34,932
37,140
Commercial lines of credit
1,146,541
1,053,938
Letters of credit:
Commercial letters of credit
32,252
41,738
Standby letters of credit
21,430
24,635
Contingencies
As of
December 31,
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
190
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
On
December
16,
2025,
the
FDIC
issued
an
interim
final
rule
amending
the
collection
terms
of
the
special
assessment,
which
included
reducing
the
collection
rate
in
the
eighth
collection
quarter
from
3.36
basis
points
to
2.97
basis
points,
removing
the
previously established extended
assessment period provisions
and providing offsets
to regular quarterly
deposit insurance assessments
if aggregate
collections exceed actual
losses. In connection
with this notice,
the Corporation recorded
a benefit of
$
1.1
million during
the quarter
ended December
31,
2025
in the
consolidated statements
of income
as part
of “FDIC
deposit
insurance”
expenses.
This
update follows the
FDIC’s 2023
final rule, which
initially imposed the
special assessment to
recover certain estimated
losses incurred
by
the
Deposit
Insurance
Fund
(“DIF”)
resulting
from
the
closures
of
Silicon
Valley
Bank
and
Signature
Bank
with
quarterly
collections, from certain
insured depository institutions,
including the Bank,
that began during
the quarter ended
June 30, 2024.
As of
December 31,
2025, the
Corporation’s
total estimated
FDIC special
assessment amounted
to $
6.3
million, of
which $
5.5
million has
been paid.
The Corporation
continues to
monitor the
FDIC’s
estimated loss
to the
DIF,
which could
affect the
amount of
its accrued
liability.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
191
NOTE 24 – FIRST BANCORP.
(HOLDING COMPANY
ONLY) FINANCIAL
INFORMATION
The following condensed
financial information presents
the financial position
of First BanCorp.
at the holding
company level only
as of December
31, 2025 and
2024, and the
results of its operations
and cash flows
for the years
ended December 31,
2025, 2024 and
2023:
Statements of Financial Condition
As of December 31, As of December 31,
2025 2024
(In thousands)
Assets
Cash and due from banks (includes $
37,654
due from FirstBank as of December 31, 2025
and $
12,555
as of December 31, 2024)
$
38,401
$
13,295
Equity securities
1,950
1,275
Investment in FirstBank, at equity
1,898,022
1,694,000
Investment in FirstBank Insurance Agency, at equity
18,630
24,121
Investment in FBP Statutory Trust I
(1)
-
1,289
Investment in FBP Statutory Trust II
(1)
-
561
Dividends receivable
560
619
Deferred tax asset
(2)
13,246
-
Other assets
917
459
Total assets $
1,971,726
$
1,735,619
Liabilities and Stockholders’ Equity
Liabilities:
Long-term borrowings
(1)
$
-
$
61,700
Accounts payable and other liabilities
4,861
4,683
Total liabilities
4,861
66,383
Stockholders’ equity
1,966,865
1,669,236
Total liabilities and stockholders’ equity $
1,971,726
$
1,735,619
(1)
During 2025, the Corporation
redeemed the remaining
$
61.7
million of the outstanding
TruPS issued by
FBP Statutory Trusts
I and II (or
$
59.8
million after excluding the
Corporation’s
interest in the Trusts of approximately $
1.9
million).
(2)
Consists of deferred tax assets associated with NOL carryforwards, which the Corporation expects to realize under the new election established by Act 65-2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
192
Statements of Income
Year
Ended December 31,
2025 2024 2023
(In thousands)
Income
Interest income on interest-bearing cash balances due from FirstBank $
1,452
$
292
$
228
Dividend income from banking subsidiaries
341,493
320,366
319,683
Dividend income from non-banking subsidiaries
15,000
-
12,000
Gain on early extinguishment of debt
-
-
1,605
Other income
35
360
406
Total income
357,980
321,018
333,922
Expense
Interest expense on long-term borrowings
1,156
11,986
13,535
Other non-interest expenses
1,781
1,704
1,817
Total expense
2,937
13,690
15,352
Income before income taxes and equity
in undistributed earnings of subsidiaries
355,043
307,328
318,570
Income tax (benefit) expense
(1)
(13,246) 1 1
Equity in undistributed earnings of subsidiaries
(distribution in excess of earnings)
(23,423)
(8,603)
(15,705)
Net income $
344,866
$
298,724
$
302,864
Other comprehensive income, net of tax
212,006
72,614
165,608
Comprehensive income $
556,872
$
371,338
$
468,472
(1) During 2025, includes a one-time reversal of approximately $
15.8
million in valuation allowance related to deferred tax assets associated with NOL carryforwards.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
193
Statements of Cash Flows
Year Ended December 31,
2025 2024 2023
(In thousands)
Cash flows from operating activities:
Net income $
344,866
$
298,724
$
302,864
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit
(13,246)
-
-
Stock-based compensation
148
143
145
Equity in distributions in excess of earnings of subsidiaries
23,423
8,603
15,705
Gain on early extinguishment of debt
-
-
(1,605)
Net increase in other assets
(438)
(2)
(146)
Net increase (decrease) in other liabilities
70
(201)
(1,998)
Net cash provided by operating activities
354,823
307,267
314,965
Cash flows from investing activities:
Purchase of equity securities
(675)
(450)
(90)
Net cash used in investing activities
(675)
(450)
(90)
Cash flows from financing activities:
Repurchase of common stock
(153,672)
(102,393)
(203,241)
Repayment of long-term borrowings
(59,850)
(97,000)
(19,795)
Dividends paid on common stock
(115,520)
(105,581)
(99,666)
Net cash used in financing activities
(329,042)
(304,974)
(322,702)
Net increase (decrease) in cash and cash equivalents
25,106
1,843
(7,827)
Cash and cash equivalents at beginning of year
13,295
11,452
19,279
Cash and cash equivalents at end of year $
38,401
$
13,295
$
11,452
Cash and cash equivalents include:
Cash and due from banks $
38,401
$
13,295
$
11,452
Money market instruments
-
-
-
$
38,401
$
13,295
$
11,452

Item 9. Changes in and Disagreements with Accountants on Accounting
and
Financial Disclosures
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
First
BanCorp.’s
management,
including
its
Chief
Executive
Officer
and
Chief
Financial
Officer,
evaluated
the
effectiveness
of
First BanCorp.’s
disclosure
controls and
procedures
(as defined
in Rule
13a-15(e) and
15d-15(e) under
the Exchange
Act) as
of the
end of the period covered
by this Form 10-K. Based
on this evaluation as of
the period covered by this
Form 10-K, our CEO and
CFO
concluded
that
the
Corporation’s
disclosure
controls
and
procedures
were
effective
and
provide
reasonable
assurance
that
the
information
required
to
be
disclosed
by
the
Corporation
in
reports
that
the
Corporation
files
or
submits
under
the
Exchange
Act
is
recorded,
processed,
summarized
and
reported
within
the
time
periods
specified
in
SEC
rules
and
forms
and
is
accumulated
and
reported to
the Corporation’s
management,
including the
CEO and
CFO, as
appropriate
to allow
timely decisions
regarding required
disclosure.
Management’s Report on Internal Control
over Financial Reporting
Management’s
Report
on
Internal
Control
over
Financial
Reporting
is
included
in
Part
II,
Item
8
of
this
Form
10-K
and
incorporated herein by reference.
The effectiveness of the Corporation’s
internal control over financial reporting as of December
31, 2025 has been audited by Crowe
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
2025,
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

PART
III
Item 10. Directors, Executive Officers and Corporate Governance
Except
as
stated
below,
information
in
response
to
this
item
is
incorporated
herein
by
reference
from
the
sections
entitled
“Information
With
Respect
to
Nominees
Standing
for
Election
as
Directors
and
With
Respect
to
Executive
Officers
of
the
Corporation,”
“Corporate
Governance
and
Related
Matters,”
“Delinquent
Section
16(a)
Reports”
and
“Audit
Committee
Report”
contained
in
First
BanCorp.’s
definitive
Proxy
Statement
for
use
in
connection
with
its 202
6
Annual
Meeting
of
Stockholders
(the
“2026
Proxy Statement”) to be filed with the SEC within 120 days of December 31, 2025.
The Company
has adopted
insider trading
policies and
procedures regarding
securities transactions
(the “Insider
Trading
Policy”)
that
apply
to
all
officers,
directors,
employees,
consultants
and
contractors
of
the
Company
and
its
subsidiaries,
as
well
as
the
Company
itself.
The
Company
believes
that
the
Insider
Trading
Policy
is
reasonably
designed
to
promote
compliance
with
insider
trading laws,
rules and regulations
with respect to
the purchase,
sale and/or
other dispositions
of the Company’s
securities, as well
as
the
applicable
rules
and
regulations
of
the
New
York
Stock
Exchange.
A
copy
of
the
Insider
Trading
Policy
is
incorporated
by
reference from Exhibit 19.1 of the Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 28, 2025.
Item 11. Executive Compensation.
Information
in
response
to
this
item
is
incorporated
herein
by
reference
from
the
sections
entitled
“Compensation
Committee
Interlocks
and
Insider
Participation,”
“Compensation
of
Directors,”
“Non-Management
Chairman
and
Specialized
Expertise,”
“Executive Compensation Disclosure –
Compensation Discussion and Analysis,”
“Executive Compensation Tables
and Compensation
Information” “Compensation Committee Report” in the 2026 Proxy
Statement.
Item 12.
Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
Securities authorized for issuance under equity compensation plans
The following table sets forth information about First BanCorp. common stock authorized for issuance under First BanCorp.’s
existing equity compensation plan as of December 31, 2025:
Plan category
(a)
Number of Securities to
be Issued Upon Exercise
of Outstanding Options,
Warrants and Rights
(b)
Weighted Average Exercise
Price of Outstanding
Options, Warrants and
Rights
(c)
Number of Securities
Remaining Available for
Future Issuance Under
Equity Compensation
Plans (Excluding
Securities Reflected in
Column (a))
Equity compensation plans, approved by stockholders
544,107
(1)
$ - 1,973,213
(2)
Equity compensation plans not approved by stockholders N/A N/A N/A
Total 544,107 $ - 1,973,213
(1)
Amount represents unvested performance
-based units granted to
executives, with each unit
representing one share of
the Corporation's common stock.
Performance shares will
vest on the
achievement of a
pre-established performance
target goal at
the end of
a three-year performance
period. See Note
11 - “Stock-Based
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
based awards.
As amended,
the Omnibus
Plan provides
for the
issuance of
up to
14,169,807 shares
of common
stock, subject
to adjustments
for stock
splits, reorganization
and other
similar events.
Additional
information
in
response
to
this
item
is
incorporated
by
reference
from
the
section
entitled
“Security
Ownership
of
Certain Beneficial Owners and Management” in the 2026
Proxy Statement.
Item 13. Certain Relationships and Related Transactions,
and Director Independence
Information in response to this item is incorporated herein by reference from the sections entitled “Certain Relationships and Related
Person Transactions” and “Corporate
Governance and Related Matters” in the 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Audit Fees
Information
in
response
to
this
item
is
incorporated
herein
by
reference
from
the
section
entitled
“Audit
Fees”
and
“Audit
Committee Report” in the 2026 Proxy Statement.
PART
IV
Item 15. Exhibits and Financial Statement Schedules
(a) List of documents filed as part of this report.
(1) Financial Statements.
The
following
consolidated
financial
statements
of
First
BanCorp.,
together
with
the
reports
thereon
of
First
BanCorp.’s
independent
registered public
accounting
firm, Crowe
LLP (PCAOB
ID No.
173),
dated February
27, 202
6, are
included
in Part
II,
Item 8 of this Form 10-K:
– Report of Crowe LLP,
Independent Registered Public Accounting Firm.
– Attestation Report of Crowe LLP,
Independent Registered Public Accounting Firm on Internal Control
over Financial
Reporting.
– Consolidated Statements of Financial Condition as of December
31, 2025 and 2024.
– Consolidated Statements of Income for Each of the Three Years
in the Period Ended December 31, 2025.
– Consolidated Statements of Comprehensive Income for
Each of the Three Years
in the Period Ended December 31, 2025.
– Consolidated Statements of Cash Flows for Each of the Three Years
in the Period Ended December 31, 2025.
– Consolidated Statements of Changes in Stockholders’ Equity for
Each of the Three Years
in the Period Ended December 31,
2025.
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
Restated Articles of Incorporation, incorporated by reference from Exhibit 3.1 of the Registration Statement on Form S-1/A, filed on October
20, 2011.
3.2
Amended and Restated By-Laws, incorporated by reference from Exhibit 3.2 of the Form 8-K, filed on March 31, 2020.
4.1
Description of First BanCorp. capital stock, incorporated by reference from Exhibit 4.1 of the Form 10-K for the year ended December 31,
2024, filed on February 28, 2025.
10.1*
First BanCorp Omnibus Incentive Plan, as amended, incorporated by reference from Exhibit 99.1 of the Form S-8, filed on June 21, 2016.
10.2*
Form of Restricted Stock Award Agreement, incorporated by reference from Exhibit 10.2 of the Form 10-K for the year ended December 31,
2023, filed on February 28, 2024.
10.3*
Form of First BanCorp Short-Term Incentive Program, as amended on March 16, 2023, incorporated by reference from Exhibit 10.1 of the
Form 10-Q for the quarter ended March 31, 2024, filed on May 9, 2024.
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
10.17*
Revised Non-Management and Non-Employee Directors of the Board of Directors Compensation Structure, incorporated by reference from
Exhibit 10.17 of the Form 10-K for the year ended December 31, 2024, filed on February 28, 2025.
10.18*
Professional Servies Agreement by and between Cassan Pancham and FirstBank Puerto Rico, dated as of May 16, 2025, incorporated by reference from Exhibit 10.1 of the Form 8-K/A, filed on May 16, 2025.
18.1
Preferability letter from Crowe, LLP regarding a change in accounting method dated November 8, 2022, incorporated by reference form
Exhibit 18 of the Form 10-Q for the quarter ended September 30, 2022, filed on November 8, 2022.
19.1
First BanCorp Policy Statement on Inside Information and Insider Trading, incorporated by reference from Exhibit 19.1 of the Form 10-K for the year ended December 31, 2024, filed on February 28, 2025.
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
101.DEF
Inline XBRL Taxonomy Extension Definitions Linkbase Document,
filed herewith
104
The cover page of First BanCorp. Annual Report
on Form 10-K for the year ended December
31, 2025, formatted in Inline XBRL (included
within the Exhibit 101 attachments)
_________________________________________________________
*Management contract or compensatory
plan or agreement.

SIGNATURES
Pursuant to the requirements of
the Securities Exchange Act of
1934, the Corporation has duly
caused this report to be
signed on its behalf
by the
undersigned hereunto duly authorized.
FIRST BANCORP.
By:
/s/ Aurelio Alemán Date: 2/27/2026
Aurelio Alemán
President, Chief Executive Officer and Director
Pursuant
to
the
requirements
of
the
Securities
Exchange
Act
of
1934,
this
report
has
been
signed
by
the
following
persons
on
behalf
of
the
registrant and in the capacities and on the dates indicated.
/s/ Aurelio Alemán Date: 2/27/2026
Aurelio Alemán
President, Chief Executive Officer and Director
/s/ Orlando Berges Date: 2/27/2026
Orlando Berges, CPA
Executive Vice President and Chief Financial Officer
/s/ Roberto R. Herencia Date: 2/27/2026
Roberto R. Herencia,
Director and Chairman of the Board
/s/ Patricia M. Eaves Date: 2/27/2026
Patricia M. Eaves,
Director
/s/ Luz A. Crespo Date: 2/27/2026
Luz A. Crespo,
Director
/s/ Juan Acosta-Reboyras Date: 2/27/2026
Juan Acosta-Reboyras,
Director
/s/ John A. Heffern Date: 2/27/2026
John A. Heffern,
Director
/s/ Daniel E. Frye Date: 2/27/2026
Daniel E. Frye,
Director
/s/ Tracey Dedrick Date: 2/27/2026
Tracey Dedrick,
Director
/s/ Felix Villamil Date: 2/27/2026
Felix Villamil,
Director
/s/ Said Ortiz Date: 2/27/2026
Said Ortiz, CPA
Senior Vice President and Chief Accounting Officer