Form 10-Q
period 2026-03-31
FIRST BANCORP /PR/
filed 2026-05-08
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549
____________
FORM
10-Q
(Mark One)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31, 2026
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
Common stock:
154,684,352
shares outstanding as of May 4, 2026.

FIRST BANCORP.
INDEX PAGE
PART
I. FINANCIAL INFORMATION
PAGE
Item 1. Financial Statements:
Consolidated
Statements
of
Financial
Condition
(Unaudited)
as
of
March
31,
2026
and
December 31, 2025
5
Consolidated Statements of Income (Unaudited) – Quarter
s
ended March 31,
2026 and 2025
6
Consolidated
Statements
of
Comprehensive
Income
(Unaudited)
–
Quarters
ended
March
31,
2026 and 2025
7
Consolidated
Statements
of
Cash
Flows
(Unaudited)
–
Quarters
ended
March
31,
2026
and
2025
8
Consolidated
Statements
of
Changes
in
Stockholders’
Equity
(Unaudited)
–
Quarters
ended
March 31, 2026 and 2025
9
Notes to Consolidated Financial Statements (Unaudited)
10
Item 2.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations
60
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
100
Item 4. Controls and Procedures
100
PART
II. OTHER INFORMATION
Item 1.
Legal Proceedings
101
Item 1A. Risk Factors
101
Item 2.
Item 5.
Unregistered Sales of Equity Securities and Use of Proceeds
Other Information
102
102
Item 6.
Exhibits
103
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
statements.
Factors
that
could
cause
results
to
differ
materially
from
those
expressed
in,
or
implied
by,
the
Corporation’s
forward-looking
statements include, but are not
limited to, risks described or
referenced in Part I, Item 1A,
“Risk Factors,” in the Corporation’s
Annual
Report on Form 10-K for the fiscal year ended December 31, 2025 (“the 2025
Annual Report on Form 10-K”), and the following:
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
(“CDs”),
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
●
the impact of
litigation or the
threat of litigation
or other dispute
resolutions,
including any adverse
settlements or judgments
against
the
Corporation,
and
the
potential
resulting
liabilities,
costs,
negative
publicity
or
other
reputational
harm;
and
the
effects of asserted and unasserted claims and the extent of
available insurance coverage;
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
ongoing
conflicts
in
the
Middle
East,
such
as
the
war
in
Iran,
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
March 31, 2026 December 31, 2025
(In thousands, except for share information)
ASSETS
Cash and due from banks $
549,199
$
657,149
Money market investments:
Time deposit with another financial institution
1,000
750
Other short-term investments
700
700
Total money market investments
1,700
1,450
Available-for-sale debt securities, at fair value (amortized cost of
$
5,022,891
as of March 31, 2026 and $
4,901,982
as of December 31, 2025; ACL of $
839
as of March 31, 2026 and $
763
as of December 31, 2025)
4,668,697
4,554,032
Held-to-maturity debt securities, at amortized
cost, net of ACL of $
641
as of March 31, 2026 and $
733
as of December 31, 2025 (fair value of
$
253,485
as of March 31, 2026 and $
262,055
as of December 31, 2025)
256,881
264,563
Equity securities
46,432
44,753
Total investment securities
4,972,010
4,863,348
Loans held for investment, net of ACL of
$
245,060
as of March 31, 2026 and $
249,037
as of December 31, 2025
12,846,017
12,876,319
Mortgage loans held for sale, at lower of
cost or market
12,805
16,697
Total loans, net
12,858,822
12,893,016
Accrued interest receivable on loans and
investments
67,722
71,351
Premises and equipment, net
127,865
126,920
Other real estate owned (“OREO”)
6,344
7,522
Deferred tax asset, net
143,565
149,012
Goodwill
38,611
38,611
Other intangible assets
3,240
3,458
Other assets
317,027
321,055
Total assets $
19,086,105
$
19,132,892
LIABILITIES
Non-interest-bearing deposits $
5,554,751
$
5,549,416
Interest-bearing deposits
11,041,070
11,120,727
Total deposits
16,595,821
16,670,143
Short-term borrowings
90,000
-
Long-term borrowings
200,000
290,000
Accounts payable and other liabilities
233,045
205,884
Total liabilities
17,118,866
17,166,027
Commitments and contingencies (See
Note 18)
(nil) (nil)
STOCKHOLDERS’ EQUITY
Common stock, $
0.10
par value,
2,000,000,000
shares authorized;
223,663,116
shares issued;
154,693,926
shares outstanding as of March 31, 2026
and
156,618,996
shares outstanding as of December
31, 2025
22,366
22,366
Additional paid-in capital
952,773
963,543
Retained earnings, includes legal surplus
reserve of $
262,534
as of each of March 31, 2026 and
December 31, 2025
2,325,256
2,268,011
Treasury stock (at cost),
68,969,190
shares as of March 31, 2026 and
67,044,120
shares as of December 31, 2025
(972,438)
(932,505)
Accumulated other comprehensive loss,
net of tax of $
7,986
as of each of March 31, 2026 and
December 31, 2025
(360,718)
(354,550)
Total stockholders’ equity
1,967,239
1,966,865
Total liabilities and stockholders’ equity $
19,086,105
$
19,132,892
The accompanying notes are an integral part
of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Quarter Ended March 31,
2026 2025
(In thousands, except per share information)
Interest and dividend income:
Loans
$
241,521
$
241,332
Investment securities
32,698
23,528
Money market investments and interest-bearing cash accounts
5,630
12,205
Total interest and dividend income
279,849
277,065
Interest expense:
Deposits
55,931
58,497
Short-term borrowings
58
76
Long-term borrowings
2,904
6,095
Total interest expense
58,893
64,668
Net interest income
220,956
212,397
Provision for credit losses - expense (benefit):
Loans and finance leases
17,170
24,837
Unfunded loan commitments
107
(63)
Debt securities
(4)
36
Provision for credit losses - expense
17,273
24,810
Net interest income after provision for credit losses
203,683
187,587
Non-interest income:
Service charges and fees on deposit accounts
9,932
9,640
Mortgage banking activities
4,043
3,177
Insurance commission income
5,944
5,805
Card and processing income
11,758
11,475
Other non-interest income
6,008
5,637
Total non-interest income
37,685
35,734
Non-interest expenses:
Employees’ compensation and benefits
65,299
62,137
Occupancy and equipment
22,063
22,630
Business promotion
3,555
3,278
Professional service fees
12,912
11,486
Taxes, other than income taxes
6,184
5,878
FDIC deposit insurance
2,058
2,236
Net gain on OREO operations
(937)
(1,129)
Credit and debit card processing expenses
7,327
5,110
Communications
2,288
2,245
Other non-interest expenses
6,356
9,151
Total non-interest expenses
127,105
123,022
Income before income taxes
114,263
100,299
Income tax expense
25,485
23,240
Net income
$
88,778
$
77,059
Net income attributable to common stockholders
$
88,778
$
77,059
Net income per common share:
Basic
$
0.57
$
0.47
Diluted
$
0.57
$
0.47
The accompanying notes are an integral part
of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Quarter Ended March 31,
2026 2025
(In thousands)
Net income
$
88,778
$
77,059
Other comprehensive (loss) income, net of tax:
Available-for-sale debt securities:
Net unrealized holding (losses) gains on debt securities
(1)
(6,168)
84,061
Other comprehensive (loss) income for the period, net of tax
(6,168)
84,061
Total comprehensive income
$
82,610
$
161,120
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
2026 2025
(In thousands)
Cash flows from operating activities:
Net income
$
88,778
$
77,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
4,066
4,453
Amortization of intangible assets
218
1,252
Provision for credit losses
17,273
24,810
Deferred income tax expense
5,448
2,010
Stock-based compensation
3,923
3,739
Unrealized gain on derivative instruments
(272)
(130)
Net gain on sales of loans and loans held for sale valuation adjustments
(1,837)
(708)
Net amortization (accretion) of discounts, premiums, and
deferred loan fees and costs
127
(394)
Originations and purchases of loans held for sale
(36,749)
(44,824)
Sales and repayments of loans held for sale
42,998
46,192
Amortization of broker placement fees
191
160
Net (accretion) amortization of premiums and discounts on investment securities
(4,155)
1,073
Decrease in accrued interest receivable
968
8,081
Decrease in accrued interest payable
(1,581)
(3,864)
Decrease (increase) in other assets
12,541
(240)
Decrease in other liabilities
(10,849)
(10,450)
Net cash provided by operating activities
121,088
108,219
Cash flows from investing activities:
Net repayments on loans held for investment
620
32,663
Proceeds from sales of loans held for investment
-
2,475
Proceeds from sales of repossessed assets
13,153
12,238
Purchases of available-for-sale debt securities
(767,685)
(12,264)
Proceeds from principal repayments and maturities of available-for-sale debt securities
690,519
347,267
Proceeds from principal repayments of held-to-maturity debt securities
8,046
5,384
Additions to premises and equipment
(5,173)
(1,485)
Net (purchases) redemptions of equity securities
(1,699)
7,276
Net cash (used in) provided by investing activities
(62,219)
393,554
Cash flows from financing activities:
Net decrease in deposits
(79,866)
(49,685)
Repayments of long-term borrowings
(90,000)
(229,040)
Proceeds from short-term borrowings
90,000
-
Repurchase of outstanding common stock
(54,626)
(24,872)
Dividends paid on common stock
(32,077)
(29,316)
Net cash used in financing activities
(166,569)
(332,913)
Net (decrease) increase in cash and cash equivalents
(107,700)
168,860
Cash and cash equivalents at beginning of year
658,599
1,159,415
Cash and cash equivalents at end of year $
550,899
$
1,328,275
Cash and cash equivalents include:
Cash and due from banks $
549,199
$
1,327,075
Money market investments
1,700
1,200
$
550,899
$
1,328,275
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY
(Unaudited)
Quarter Ended March 31,
2026 2025
(In thousands, except per share information)
Common Stock $
22,366
$
22,366
Additional Paid-In Capital:
Balance at beginning of period
963,543
964,964
Stock-based compensation expense
3,923
3,739
Common stock reissued under stock-based compensation plan
(14,693)
(11,356)
Restricted stock forfeited
-
33
Balance at end of period
952,773
957,380
Retained Earnings:
Balance at beginning of period
2,268,011
2,038,812
Net income
88,778
77,059
Dividends on common stock ($
0.20
per share and $
0.18
per share for the quarters ended
March 31, 2026 and 2025, respectively)
(31,533)
(29,595)
Balance at end of period
2,325,256
2,086,276
Treasury Stock (at cost):
Balance at beginning of period
(932,505)
(790,350)
Common stock repurchases (See Note 10)
(54,626)
(25,158)
Common stock reissued under stock-based compensation plan
14,693
11,356
Restricted stock forfeited
-
(33)
Balance at end of period
(972,438)
(804,185)
Accumulated Other Comprehensive Loss, net of tax:
Balance at beginning of period
(354,550)
(566,556)
Other comprehensive (loss) income, net of tax
(6,168)
84,061
Balance at end of period
(360,718)
(482,495)
Total stockholders’ equity
$
1,967,239
$
1,779,342
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
INDEX TO NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
PAGE
Note 1 –
Basis of Presentation and Significant Accounting Policies
11
Note 2 – Debt Securities
12
Note 3 – Loans Held for Investment
18
Note 4 – Allowance for Credit Losses for Loans and Finance Leases
34
Note 5 – Other Real Estate Owned (“OREO”)
36
Note 6 – Deposits
37
Note 7 – Borrowings
38
Note 8 – Earnings per Common Share
39
Note 9 – Stock-Based Compensation
40
Note 10 – Stockholders’ Equity
43
Note 11 – Accumulated Other Comprehensive Loss
45
Note 12 – Employee Benefit Plans
46
Note 13 – Income Taxes
47
Note 14 – Fair Value
48
Note 15 – Revenue from Contracts with Customers
52
Note 16 – Segment Information
54
Note 17 –
Supplemental Statements
of Cash Flows Information
56
Note 18 – Regulatory Matters, Commitments, and Contingencies
57
Note 19 – First BanCorp. (Holding Company Only) Financial Information
59

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS
(Unaudited)
NOTE 1 – BASIS
OF PRESENTATION AND
SIGNIFICANT
ACCOUNTING
POLICIES
The
Consolidated
Financial
Statements
(unaudited)
for
the
quarter
ended
March
31,
2026
(the
“unaudited
consolidated
financial
statements”)
of
First
BanCorp.
(the
“Corporation”)
have
been
prepared
in
conformity
with
the
accounting
policies
stated
in
the
Corporation’s Audited Consolidated Financial Statements for the fiscal year ended December
31, 2025 (the “audited consolidated financial
statements”) included in the 2025 Annual Report on Form 10-K, as updated by the information contained in this report. Certain information and note disclosures normally included in
the financial statements prepared in
accordance with generally accepted accounting
principles in
the United States of America (“GAAP”) have been
condensed or omitted from these statements pursuant to the
rules and regulations of the
SEC and,
accordingly, these
financial statements
should be
read in
conjunction with
the audited
consolidated financial
statements, which
are included
in the 2025
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
2026 are not necessarily
indicative of the results to
be expected for the entire
year.
Adoption of New Accounting Requirements
Standard Description Effective Date Effect on the financial statements
ASU 2025-05, “Financial
Instruments – Credit Losses
(Topic 326): Measurement
of Credit Losses for
Accounts Receivable and
Contract Assets”
In July 2025, the FASB issued ASU 2025-
05, which provides a practical expedient for
current accounts receivable and current
contract assets accounted for pursuant to
ASC Topic 606. Such practical expedient, if
elected, allows an entity to assume that
current economic conditions as of the
reporting date remain unchanged over their
remaining lives.
Effective for annual reporting
periods beginning after December
15, 2025, and interim reporting
periods within those annual
reporting periods. Prospective
application is required.
Although ASU 2025-05 became
effective during the first quarter of
2026, the adoption of this ASU did
not have an impact on the
Corporation’s financial position or
results of operations, as the
Corporation did not elect the
practical expedient provided therein.
Recently Issued Accounting Standards Not Yet
Effective or Not Yet
Adopted
For issued accounting
standards not yet effective
or not yet adopted,
see Note 1 –
“Nature of Business and
Summary of Significant
Accounting Policies,” to the audited consolidated financial statements included in the 2025 Annual Report on Form 10-K.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
12
NOTE 2 – DEBT SECURITIES
Available-for-Sale
Debt Securities
The amortized
cost, gross
unrealized gains
and losses,
ACL, estimated
fair value,
and weighted-average
yield of
available-for-sale
debt securities by contractual maturities as of March 31, 2026 and
December 31, 2025 were as follows:
March 31, 2026
Amortized cost
(1)
Gross Unrealized
ACL Fair Value
(2)
Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:
Due within one year
$
497,272
$
2
$
20
$
-
$
497,254
3.65
U.S. government-sponsored entities (“GSEs”) obligations:
Due within one year
455,779
9
6,614
-
449,174
0.98
After 1 to 5 years
381,229
-
11,614
-
369,615
2.08
After 5 to 10 years
14,995
-
130
-
14,865
4.75
After 10 years
6,298
-
35
-
6,263
3.95
Puerto Rico government obligation:
After 10 years
(3)
2,655
-
738
308
1,609
-
United States and Puerto Rico government obligations
1,358,228
11
19,151
308
1,338,780
2.32
Mortgage-backed securities (“MBS”):
Residential MBS:
U.S. Agencies MBS
2,408,684
1,360
259,497
-
2,150,547
1.89
U.S. Agencies collateralized mortgage
obligations (“CMOs”)
1,017,683
2,196
41,833
-
978,046
4.10
Private label MBS
4,847
-
1,203
531
3,113
5.95
Total Residential MBS
(4)
3,431,214
3,556
302,533
531
3,131,706
2.55
U.S. Agencies Commercial MBS
(4)
233,449
299
35,537
-
198,211
2.42
Total MBS
3,664,663
3,855
338,070
531
3,329,917
2.54
Total available-for-sale debt securities $
5,022,891
$
3,866
$
357,221
$
839
$
4,668,697
2.48
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
U.S. Agencies CMOs
833,330
4,123
39,299
-
798,154
3.95
Private label MBS
5,072
-
1,361
445
3,266
5.92
Total Residential MBS
(4)
3,240,106
6,483
297,249
445
2,948,895
2.36
U.S Agencies Commercial MBS
(4)
238,097
508
35,542
-
203,063
2.42
Total MBS
3,478,203
6,991
332,791
445
3,151,958
2.36
Total available-for-sale debt securities $
4,901,982
$
7,196
$
354,383
$
763
$
4,554,032
2.31
(1)
Excludes accrued
interest receivable
on available-for-sale
debt securities
that totaled
$
11.4
million and
$
9.4
million as
of March
31, 2026
and December
31, 2025,
respectively,
reported
as part
of accrued
interest
receivable on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
226.4
million (amortized cost - $
247.2
million) and $
230.2
million (amortized cost - $
251.0
million) as of March 31,
2026 and December 31, 2025,
respectively, that was
pledged at the FHLB as
collateral for
borrowings and letters of credit, as well as $
2.4
billion (amortized cost - $
2.6
billion) and $
2.5
billion (amortized cost - $
2.7
billion) as of March 31, 2026 and December 31, 2025, respectively, pledged as collateral for the
uninsured portion of government deposits. The secured parties are not permitted to sell or repledge the collateral.
(3)
Consists of a
residential pass-through MBS
issued by the
Puerto Rico Housing
Finance Authority ("PRHFA")
that is collateralized
by certain second
mortgages originated under
a program launched
by the Puerto
Rico
government in 2010 and is in nonaccrual status based on the delinquency status of the underlying second mortgage loans collateral.
(4)
The weighted-average remaining
contractual life of
residential MBS and
commercial MBS was
16.9
years and
28.8
years, respectively,
as of March
31, 2026, compared
to
16.3
years and
29.1
years, respectively,
as of
December 31, 2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
13
During
the first
quarter of
2026,
the Corporation
purchased
approximately
$
807.6
million
in available-for-sale
debt
securities, of
which $
437.0
million were
U.S. agencies’
residential MBS
and debentures
with an
average yield
of
4.57
%; and
$
370.6
million were
U.S. Treasury securities with an average yield
of
3.65
%.
The
following
tables
present
the
fair
value
and
gross
unrealized
losses
of
the
Corporation’s
available-for-sale
debt
securities,
aggregated by
investment category
and length of
time that individual
securities have
been in a
continuous unrealized
loss position, as
of March 31, 2026 and December 31, 2025. The tables also include debt securities for which an ACL was recorded.
As of March 31, 2026
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value
Losses
Fair Value
Losses
Fair Value
Losses
(In thousands)
U.S. Treasury and U.S. GSEs’ obligations
$
484,473
$
874
$
673,704
$
17,539
$
1,158,177
$
18,413
Puerto Rico government obligation
-
-
1,609
738
(1)
1,609
738
MBS:
Residential MBS:
U.S. Agencies MBS
275,950
1,221
1,770,602
258,276
2,046,552
259,497
U.S. Agencies CMOs
423,478
1,895
163,247
39,938
586,725
41,833
Private label
-
-
3,113
1,203
(1)
3,113
1,203
U.S. Agencies Commercial MBS
10,570
58
136,084
35,479
146,654
35,537
$
1,194,471
$
4,048
$
2,748,359
$
353,173
$
3,942,830
$
357,221
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of March 31, 2026, the
PRHFA bond and private label MBS
had an ACL of $
0.3
million and
$
0.5
million, respectively.
As of December 31, 2025
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value
Losses
Fair Value
Losses
Fair Value
Losses
(In thousands)
U.S. Treasury and U.S. GSEs’ obligations
$
91,584
$
100
$
796,505
$
20,730
$
888,089
$
20,830
Puerto Rico government obligation
-
-
1,620
762
(1)
1,620
762
MBS:
Residential MBS:
U.S. Agencies MBS
52,599
148
1,851,881
256,441
1,904,480
256,589
U.S. Agencies CMOs
74,773
402
170,490
38,897
245,263
39,299
Private label
-
-
3,266
1,361
(1)
3,266
1,361
U.S. Agencies Commercial MBS
2,810
150
138,412
35,392
141,222
35,542
$
221,766
$
800
$
2,962,174
$
353,583
$
3,183,940
$
354,383
(1)
Unrealized losses do
not include the credit
loss component recorded
as part of the
ACL. As of December
31, 2025, the PRHFA
bond and private
label MBS had an
ACL of $
0.3
million
and $0.5 million, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
14
Assessment for Credit Losses
The Corporation
expects no
credit losses on
debt securities
issued by
U.S. government
agencies, U.S.
GSEs and
the U.S. Treasury
given the explicit
and implicit guarantees
provided by the
U.S. federal government.
Because the decline
in fair value
is attributable to
changes in interest rates, and not credit quality,
and because,
as of March 31, 2026, the Corporation did not have the
intent to sell these
debt securities and determined
that it was likely that
it will not be required
to sell these securities before
their anticipated recovery,
the
Corporation
does
not
consider
impairments
on
these
securities
to
be
credit
related.
The
Corporation’s
credit
loss
assessment
was
concentrated mainly on private label
MBS and on the Puerto Rico
government debt security,
for which credit losses are evaluated
on a
quarterly basis.
The following
table presents
a roll-forward
of the ACL
on available-for-sale
debt securities
by major
security type
for the quarters
ended March 31, 2026 and 2025:
Quarter Ended March 31,
2026 2025
Private label
MBS
Puerto Rico
Government
Obligation Total
Private label
MBS
Puerto Rico
Government
Obligation Total
(In thousands)
Beginning balance $
445
$
318
$
763
$
176
$
345
$
521
Provision for credit losses – expense (benefit)
98
(10)
88
-
(5)
(5)
Net charge-offs
(12)
-
(12)
-
-
-
ACL on available-for-sale debt securities
$
531
$
308
$
839
$
176
$
340
$
516

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
15
Held-to-Maturity Debt Securities
The
amortized
cost,
gross
unrecognized
gains
and
losses,
estimated
fair
value,
ACL,
weighted-average
yield
and
contractual
maturities of held-to-maturity debt securities as of March 31, 2026 and
December 31, 2025 were as follows:
March 31, 2026
Amortized cost
(1) (2)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Government bonds:
Due within one year
$
1,071
$
20
$
2
$
1,089
$
2
4.75
After 1 to 5 years
53,409
1,858
146
55,121
364
6.85
After 5 to 10 years
10,438
665
147
10,956
87
4.49
After 10 years
14,870
96
-
14,966
188
7.13
Total government bonds
79,788
2,639
295
82,132
641
6.57
MBS:
Residential MBS:
U.S. Agencies MBS
86,675
-
3,064
83,611
-
4.00
U.S. Agencies CMOs
21,146
-
541
20,605
-
3.40
Total Residential MBS
(3)
107,821
-
3,605
104,216
-
3.89
U.S. Agencies Commercial MBS
(3)
69,913
-
2,776
67,137
-
2.14
Total MBS
177,734
-
6,381
171,353
-
3.20
Total held-to-maturity debt securities $
257,522
$
2,639
$
6,676
$
253,485
$
641
4.24
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
178,815
-
3.19
Total held-to-maturity debt securities $
265,296
$
2,638
$
5,879
$
262,055
$
733
4.29
(1) Excludes accrued interest receivable on held-to-maturity debt securities that totaled $
1.8
million and $
3.2
million as of March 31, 2026 and December 31, 2025, respectively, reported as part of accrued interest receivable
on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
136.9
million (fair
value - $
135.1
million) and $
153.0
million (fair
value - $
150.9
million) as of
March 31,
2026 and December
31, 2025, respectively,
that serves as
collateral for
the uninsured portion
of
government deposits. The secured parties are not permitted to sell or repledge the collateral.
(3)
The weighted-average remaining contractual
life of residential MBS
and commercial MBS was
20.9
years and
11.6
years, respectively, as
of March 31,
2026, compared to
21.0
years and
11.9
years, respectively, as
of
December 31,
2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
16
The
following
tables
present
the
Corporation’s
held-to-maturity
debt
securities’
fair
value
and
gross
unrecognized
losses,
aggregated by
category and length
of time that
individual securities had
been in a
continuous unrecognized
loss position, as
of March
31, 2026 and December 31, 2025, including debt securities for which an ACL was recorded:
As of March 31, 2026
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value
Losses
Fair Value
Losses
Fair Value
Losses
(In thousands)
Government bonds
$
-
$
-
$
16,663
$
295
$
16,663
$
295
MBS:
Residential MBS:
U.S. Agencies MBS
13,948
224
69,663
2,840
83,611
3,064
U.S. Agencies CMOs
-
-
20,605
541
20,605
541
U.S. Agencies Commercial MBS
-
-
67,137
2,776
67,137
2,776
Total held-to-maturity debt securities $
13,948
$
224
$
174,068
$
6,452
$
188,016
$
6,676
As of December 31, 2025
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value
Losses
Fair Value
Losses
Fair Value
Losses
(In thousands)
Government bonds
$
-
$
-
$
21,460
$
299
$
21,460
$
299
MBS:
Residential MBS:
U.S Agencies MBS
-
-
87,553
2,245
87,553
2,245
U.S. Agencies CMOs
-
-
21,261
392
21,261
392
U.S. Agencies Commercial MBS
-
-
70,001
2,943
70,001
2,943
Total held-to-maturity debt securities $
-
$
-
$
200,275
$
5,879
$
200,275
$
5,879
The
Corporation
classifies
the
held-to-maturity
debt
securities
portfolio
into
the
following
major
security
types:
MBS
issued
or
guaranteed
by
GSEs
and
underlying
collateral
and
government
bonds,
primarily
consisting
of
Puerto
Rico
municipal
bonds.
The
Corporation does not
recognize an
ACL for MBS
issued or guaranteed
by GSEs
since they are
highly rated by
major rating agencies
and
have a
long history
of no
credit losses.
In the
case of
government bonds,
the Corporation
determines the
ACL based
on the
product of
a
cumulative probability
of default
and loss-given
default, and
the amortized
cost basis
of the
bonds over
their remaining
expected life
as
described in Note 1 – “Nature of Business and Summary of Significant Accounting Policies” to the audited financial statements included in the 2025 Annual Report on Form 10-K.
The
following
table
presents
the
activity
in
the
ACL
for
held-to-maturity
debt
securities
by
major
security
type
for
the
quarters
ended March 31, 2026 and 2025:
Government Bonds
Quarter Ended March 31,
2026 2025
(In thousands)
Beginning balance $
733
$
802
Provision for credit losses - (benefit) expense
(92)
41
ACL on held-to-maturity debt securities
$
641
$
843

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
17
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
see Note 2
— “Debt Securities,”
to the audited
financial statements included
in the 2025
Annual Report on
Form 10-K.
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
As of March 31, 2026 and December 31, 2025, all government bonds classified as held-to-maturity were classified as Pass.
No
held-to-maturity debt securities were
on nonaccrual status, 90
days past due and
still accruing, or past due
as of March 31, 2026
and
December
31,
2025.
A
security
is
considered
to
be
past
due
once
it
is
30
days
contractually
past
due
under
the
terms
of
the
agreement.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
18
NOTE 3 – LOANS HELD FOR INVESTMENT
The
following table
provides information
about
the
loan
portfolio held
for
investment by
portfolio segment
and
disaggregated by
geographic locations
as of the indicated
dates:
As of March 31, As of December 31,
2026 2025
(In thousands)
Puerto Rico and Virgin Islands region:
Residential mortgage loans, mainly secured by first mortgages $
2,378,388
$
2,377,604
Construction loans
192,977
263,640
Commercial mortgage loans
1,826,549
1,763,927
Commercial and Industrial (“C&I”) loans
2,494,701
2,519,002
Consumer loans
3,653,100
3,703,019
Loans held for investment $
10,545,715
$
10,627,192
Florida region:
Residential mortgage loans, mainly secured by first mortgages $
536,510
$
530,698
Construction loans
2,290
1,928
Commercial mortgage loans
800,564
790,325
C&I loans
1,200,142
1,169,356
Consumer loans
5,856
5,857
Loans held for investment $
2,545,362
$
2,498,164
Total:
Residential mortgage loans, mainly secured by first mortgages $
2,914,898
$
2,908,302
Construction loans
195,267
265,568
Commercial mortgage loans
2,627,113
2,554,252
C&I loans
(1)
3,694,843
3,688,358
Consumer loans
3,658,956
3,708,876
Loans held for investment
(2)
13,091,077
13,125,356
ACL on loans and finance leases
(245,060)
(249,037)
Loans held for investment, net $
12,846,017
$
12,876,319
(1)
As of March 31, 2026 and
December 31, 2025, includes $
871.1
million and $
887.5
million, respectively, of commercial loans
that were secured by real estate and
for which the primary source of repayment at origination was not dependent upon such real estate.
(2) Includes accretable fair value net purchase discounts of $
17.8
million and $
18.4
million as of March 31, 2026 and December 31, 2025, respectively.
Various
loans were
assigned as
collateral for
borrowings, government
deposits, certain
time deposits
accounts, and
related unused
commitments. The carrying
value of loans pledged
as collateral amounted
to $
5.7
billion as of each
of March 31,
2026 and December
31, 2025. As
of each of
March 31, 2026
and December 31,
2025, loans pledged
as collateral include
$
2.1
billion that were
pledged at
the FHLB as
collateral for borrowings
and letters of
credit; $
3.4
billion pledged
as collateral to
secure borrowing capacity
at the FED
Discount
Window
as
of
each
of
March
31,
2026
and
December
31,
2025;
$
125.3
million
pledged
to
secure
as
collateral
for
the
uninsured
portion
of government
deposits
as of
March 31,
2026,
compared to
$
126.1
million as
of December
31, 2025;
and $
107.6
million pledged to secure certain time deposits accounts as of March 31, 2026, compared to $
111.2
million as of December 31, 2025
.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
19
The Corporation’s
aging of
the loan
portfolio held
for investment,
as well
as information
about nonaccrual
loans with
no ACL,
by
portfolio classes as of March 31, 2026 and December 31, 2025 are as follows:
As of March 31, 2026 Days Past Due and Accruing
Current
(1)
30-59 60-89
90+
(2) (3) (4)
Nonaccrual
(5)
Total loans held
for investment
Nonaccrual Loans
with no ACL
(6)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed
loans
(1) (2) (4)
$
70,773
$
-
$
2,034
$
15,532
$
-
$
88,339
$
-
Conventional residential mortgage loans
(1) (3) (5)
2,767,996
-
24,963
5,529
28,071
2,826,559
-
Commercial loans:
Construction loans
189,786
-
-
67
5,414
195,267
956
Commercial mortgage loans
(1) (3)
2,617,658
1,265
208
540
7,442
2,627,113
4,558
C&I loans
(5)
3,665,543
636
316
1,248
27,100
3,694,843
12,447
Consumer loans:
Auto loans
1,962,478
42,189
6,778
-
12,483
2,023,928
942
Finance leases
861,882
13,141
2,544
-
4,235
881,802
143
Personal loans
323,143
4,125
2,119
-
1,517
330,904
-
Credit cards
267,401
4,205
2,725
6,033
-
280,364
-
Other consumer loans
137,204
1,875
1,397
-
1,482
141,958
-
Total loans held for investment
$
12,863,864
$
67,436
$
43,084
$
28,949
$
87,744
$
13,091,077
$
19,046
(1)
According to the Corporation’s
delinquency policy and consistent with
the instructions for the preparation
of the Consolidated Financial Statements
for Bank Holding Companies (FR
Y-9C) required
by the Federal Reserve
Board, residential mortgage, commercial mortgage, and construction loans are considered past due when the borrower is in arrears on two or more
monthly payments. Federal Housing Authority (“FHA”)/U.S. Department of
Veterans Affairs (“VA”)
government-guaranteed loans, conventional residential mortgage loans, and commercial mortgage loans past due 30-59 days, but less than two payments in arrears, as of March 31, 2026 amounted to
$
7.4
million, $
54.4
million, and $
1.2
million, respectively.
(2)
It is the Corporation’s policy
to report delinquent FHA/VA
government-guaranteed residential mortgage loans as past-due loans 90 days and still accruing as opposed to nonaccrual loans. The
Corporation continues accruing
interest on these loans until they have
passed the 15-month delinquency mark, taking
into consideration the FHA interest curtailment process.
These balances include $
3.9
million of residential mortgage loans guaranteed by
the FHA that were over 15 months delinquent as of March 31, 2026.
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
4.2
million as of March
31, 2026 ($
3.7
million conventional residential mortgage loans and $
0.5
million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.
(4)
Included rebooked loans, which were previously
pooled into Government National Mortgage Association
(“GNMA”) securities, amounting to $
6.7
million as of March 31, 2026.
Under the GNMA program, the Corporation
has the option
but not the obligation
to repurchase loans that
meet GNMA’s
specified delinquency criteria. For
accounting purposes, these loans
subject to the repurchase
option are required to
be reflected on the
financial
statements with an offsetting liability.
(5) Nonaccrual loans in the Florida region amounted to $
11.8
million as of March 31, 2026, of which $
11.3
million were residential mortgage loans and $
0.5
million were C&I loans.
(6) There were
no
nonaccrual loans with no ACL in the Florida region as of March 31, 2026.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
20
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
When
a
loan
is placed
in
nonaccrual
status,
any
accrued
but uncollected
interest
income
is reversed
and
charged
against interest
income
and the
amortization of
any net
deferred fees
is suspended.
The amount
of accrued
interest reversed
against interest
income
totaled $
0.7
million and $
0.9
million for the
quarters ended March
31, 2026 and
2025, respectively.
For the quarters
ended March 31,
2026 and 2025, interest income recognized on nonaccrual loans amounted to $
0.7
million, compared to $
0.4
million, respectively.
As of
March 31,
2026, the
recorded investment
on residential
mortgage loans
collateralized by
residential real
estate property
that
were in
the process
of foreclosure
amounted
to $
23.2
million,
including
$
6.2
million of
FHA/VA
government-guaranteed
mortgage
loans, and
$
3.0
million of
PCD loans
acquired prior
to the
adoption, on
January 1,
2020, of
CECL. The
Corporation commences
the
foreclosure
process on
residential real
estate loans
after
120
days of
delinquency
have passed.
Foreclosure
procedures and
timelines
vary depending on whether the property is located
in a judicial or non-judicial state. Occasionally,
foreclosures may be delayed due to,
among other reasons, mandatory mediations, bankruptcy,
court delays, and title issues.
Credit Quality Indicators:
The Corporation
categorizes loans
into risk
categories based
on relevant
information
about the
ability of
the borrowers
to service
their debt
such as
current financial
information, historical
payment experience,
credit documentation,
public information,
and current
economic
trends,
among
other
factors.
The
Corporation
analyzes
non-homogeneous
loans,
such
as commercial
mortgage,
C&I,
and
construction loans individually
to classify the loans’ credit
risk. The Corporation
periodically reviews its commercial
and construction
loans
to
evaluate
if
they
are
properly
classified.
The
frequency
of
these
reviews
will
depend
on
the
amount
of
the
aggregate
outstanding
debt,
and
the
risk
rating
classification
of
the
obligor.
In
addition,
during
the
renewal
and
annual
review
process
of
applicable credit facilities,
the Corporation evaluates
the corresponding loan
grades. The Corporation
uses the same definition
for risk
ratings
as
those
described
for
government
bonds
accounted
for
as
held-to-maturity
debt
securities,
as
discussed
in
Note
2
-
“Debt
Securities,”
to the audited consolidated financial statements included in the 2025
Annual Report on Form 10-K.
For residential mortgage and consumer loans, the Corporation evaluates credit quality based on its interest accrual status.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
21
Based on
the most
recent analysis
performed, the
amortized cost
of commercial
and construction
loans by portfolio
classes and
by
origination year based
on the internal credit-risk
category as of March
31, 2026, the gross charge
-offs for the quarter
ended March 31,
2026
by portfolio
classes and
by origination
year,
and the
amortized
cost of
commercial and
construction loans
by portfolio
classes
based on the internal credit-risk category as of December 31, 2025, were as follows:
As of March 31, 2026
As of
December 31,
2025 Puerto Rico and Virgin Islands Region
Term Loans
Amortized Cost Basis by Origination Year
(1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass
$
-
$
18,221
$
101,993
$
60,062
$
3,409
$
3,878
$
-
$
187,563
$
258,104
Criticized:
Substandard
-
-
-
4,201
-
1,213
-
5,414
5,536
Total construction loans
$
-
$
18,221
$
101,993
$
64,263
$
3,409
$
5,091
$
-
$
192,977
$
263,640
Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE
Risk Ratings:
Pass
$
52,412
$
210,368
$
303,036
$
215,899
$
326,291
$
688,276
$
8,466
$
1,804,748
$
1,741,159
Criticized:
Special Mention
-
269
-
3,271
-
-
-
3,540
3,588
Substandard
-
63
-
448
3,001
14,749
-
18,261
19,180
Total commercial mortgage loans
$
52,412
$
210,700
$
303,036
$
219,618
$
329,292
$
703,025
$
8,466
$
1,826,549
$
1,763,927
Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
562
$
-
$
562
C&I
Risk Ratings:
Pass
$
24,068
$
468,181
$
249,028
$
279,784
$
238,446
$
330,870
$
835,993
$
2,426,370
$
2,440,152
Criticized:
Special Mention
-
-
-
1,647
-
-
33,030
34,677
40,643
Substandard
-
1,740
7
762
105
28,975
2,065
33,654
38,207
Total C&I loans
$
24,068
$
469,921
$
249,035
$
282,193
$
238,551
$
359,845
$
871,088
$
2,494,701
$
2,519,002
Charge-offs on C&I loans
$
-
$
-
$
38
$
35
$
-
$
11
$
306
$
390
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
22
As of March 31, 2026
As of
December 31,
2025
Term Loans
Florida Region Amortized Cost Basis by Origination Year (1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass
$
-
$
1,614
$
676
$
-
$
-
$
-
$
-
$
2,290
$
1,928
Total construction loans
$
-
$
1,614
$
676
$
-
$
-
$
-
$
-
$
2,290
$
1,928
Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE
Risk Ratings:
Pass
$
19,443
$
172,849
$
75,268
$
25,876
$
195,926
$
261,144
$
31,834
$
782,340
$
771,997
Criticized:
Substandard
-
-
-
-
17,407
817
-
18,224
18,328
Total commercial mortgage loans
$
19,443
$
172,849
$
75,268
$
25,876
$
213,333
$
261,961
$
31,834
$
800,564
$
790,325
Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I
Risk Ratings:
Pass
$
14,929
$
227,076
$
272,917
$
174,151
$
131,876
$
148,113
$
215,749
$
1,184,811
$
1,154,271
Criticized:
Special Mention
-
-
10,884
-
-
-
3,968
14,852
14,898
Substandard
-
-
-
-
-
181
298
479
187
Total C&I loans
$
14,929
$
227,076
$
283,801
$
174,151
$
131,876
$
148,294
$
220,015
$
1,200,142
$
1,169,356
Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
23
As of March 31, 2026
As of
December 31,
2025
Term Loans
Total Amortized Cost Basis by Origination Year (1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass
$
-
$
19,835
$
102,669
$
60,062
$
3,409
$
3,878
$
-
$
189,853
$
260,032
Criticized:
Substandard
-
-
-
4,201
-
1,213
-
5,414
5,536
Total construction loans
$
-
$
19,835
$
102,669
$
64,263
$
3,409
$
5,091
$
-
$
195,267
$
265,568
Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE
Risk Ratings:
Pass
$
71,855
$
383,217
$
378,304
$
241,775
$
522,217
$
949,420
$
40,300
$
2,587,088
$
2,513,156
Criticized:
Special Mention
-
269
-
3,271
-
-
-
3,540
3,588
Substandard
-
63
-
448
20,408
15,566
-
36,485
37,508
Total commercial mortgage loans
$
71,855
$
383,549
$
378,304
$
245,494
$
542,625
$
964,986
$
40,300
$
2,627,113
$
2,554,252
Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
562
$
-
$
562
C&I
Risk Ratings:
Pass
$
38,997
$
695,257
$
521,945
$
453,935
$
370,322
$
478,983
$
1,051,742
$
3,611,181
$
3,594,423
Criticized:
Special Mention
-
-
10,884
1,647
-
-
36,998
49,529
55,541
Substandard
-
1,740
7
762
105
29,156
2,363
34,133
38,394
Total C&I loans
$
38,997
$
696,997
$
532,836
$
456,344
$
370,427
$
508,139
$
1,091,103
$
3,694,843
$
3,688,358
Charge-offs on C&I loans
$
-
$
-
$
38
$
35
$
-
$
11
$
306
$
390
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
24
The following
tables present the
amortized cost of
residential mortgage
loans by portfolio
classes and by
origination year
based on
accrual status as of March 31, 2026,
the gross charge-offs for
the quarter ended March 31, 2026 by
origination year, and the
amortized
cost of residential mortgage loans by portfolio classes based on accrual status as of December 31, 2025:
As of March 31, 2026
As of
December 31,
2025
Term Loans
Amortized Cost Basis by Origination Year (1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Puerto Rico and Virgin Islands Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
87
$
242
$
1,115
$
1,107
$
84,456
$
-
$
87,007
$
87,635
Total FHA/VA
government-guaranteed loans
$
-
$
87
$
242
$
1,115
$
1,107
$
84,456
$
-
$
87,007
$
87,635
Conventional residential mortgage loans
Accrual Status:
Performing $
52,607
$
238,810
$
177,607
$
153,731
$
141,017
$
1,510,811
$
-
$
2,274,583
$
2,271,925
Non-Performing
-
39
-
-
328
16,431
-
16,798
18,044
Total conventional residential mortgage loans $
52,607
$
238,849
$
177,607
$
153,731
$
141,345
$
1,527,242
$
-
$
2,291,381
$
2,289,969
Total
Accrual Status:
Performing $
52,607
$
238,897
$
177,849
$
154,846
$
142,124
$
1,595,267
$
-
$
2,361,590
$
2,359,560
Non-Performing
-
39
-
-
328
16,431
-
16,798
18,044
Total residential mortgage loans
$
52,607
$
238,936
$
177,849
$
154,846
$
142,452
$
1,611,698
$
-
$
2,378,388
$
2,377,604
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
1
$
-
$
125
$
-
$
126
(1) Excludes accrued interest receivable.
As of March 31, 2026
As of
December 31,
2025
Term Loans
Amortized Cost Basis by Origination Year (1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Florida Region:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
1,332
$
-
$
1,332
$
1,085
Total FHA/VA
government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
1,332
$
-
$
1,332
$
1,085
Conventional residential mortgage loans
Accrual Status:
Performing $
19,073
$
72,055
$
82,184
$
72,788
$
61,636
$
216,169
$
-
$
523,905
$
518,488
Non-Performing
-
-
-
1,814
2,442
7,017
-
11,273
11,125
Total conventional residential mortgage loans $
19,073
$
72,055
$
82,184
$
74,602
$
64,078
$
223,186
$
-
$
535,178
$
529,613
Total
Accrual Status:
Performing $
19,073
$
72,055
$
82,184
$
72,788
$
61,636
$
217,501
$
-
$
525,237
$
519,573
Non-Performing
-
-
-
1,814
2,442
7,017
-
11,273
11,125
Total residential mortgage loans $
19,073
$
72,055
$
82,184
$
74,602
$
64,078
$
224,518
$
-
$
536,510
$
530,698
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
-
$
-
$
4
$
-
$
4
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
25
As of March 31, 2026
As of
December 31,
2025
Term Loans
Amortized Cost Basis by Origination Year (1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Total:
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
87
$
242
$
1,115
$
1,107
$
85,788
$
-
$
88,339
$
88,720
Total FHA/VA
government-guaranteed loans
$
-
$
87
$
242
$
1,115
$
1,107
$
85,788
$
-
$
88,339
$
88,720
Conventional residential mortgage loans
Accrual Status:
Performing $
71,680
$
310,865
$
259,791
$
226,519
$
202,653
$
1,726,980
$
-
$
2,798,488
$
2,790,413
Non-Performing
-
39
-
1,814
2,770
23,448
-
28,071
29,169
Total conventional residential mortgage loans $
71,680
$
310,904
$
259,791
$
228,333
$
205,423
$
1,750,428
$
-
$
2,826,559
$
2,819,582
Total
Accrual Status:
Performing $
71,680
$
310,952
$
260,033
$
227,634
$
203,760
$
1,812,768
$
-
$
2,886,827
$
2,879,133
Non-Performing
-
39
-
1,814
2,770
23,448
-
28,071
29,169
Total residential mortgage loans $
71,680
$
310,991
$
260,033
$
229,448
$
206,530
$
1,836,216
$
-
$
2,914,898
$
2,908,302
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
1
$
-
$
129
$
-
$
130
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
26
The
following
tables present
the
amortized
cost
of
consumer
loans
by
portfolio
classes
and
by origination
year
based on
accrual
status as of
March 31,
2026, the
gross charge-offs
for the quarter
ended March
31, 2026 by
portfolio classes
and by
origination year,
and the amortized cost of consumer loans by portfolio classes based on accrual status as of
December 31, 2025:
As of March 31, 2026
As of
December 31,
2025
Term Loans
Total
Amortized Cost Basis by Origination Year (1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Auto loans
Accrual Status:
Performing $
144,722
$
558,732
$
478,783
$
352,065
$
257,925
$
219,218
$
-
$
2,011,445
$
2,028,346
Non-Performing
-
1,144
2,116
2,385
2,606
4,232
-
12,483
14,665
Total auto loans $
144,722
$
559,876
$
480,899
$
354,450
$
260,531
$
223,450
$
-
$
2,023,928
$
2,043,011
Charge-offs on auto loans $
16
$
1,615
$
2,328
$
3,049
$
1,614
$
1,383
$
-
$
10,005
Finance leases
Accrual Status:
Performing $
54,180
$
217,931
$
200,464
$
196,600
$
128,607
$
79,785
$
-
$
877,567
$
888,529
Non-Performing
-
71
772
950
799
1,643
-
4,235
3,510
Total finance leases $
54,180
$
218,002
$
201,236
$
197,550
$
129,406
$
81,428
$
-
$
881,802
$
892,039
Charge-offs on finance leases $
-
$
191
$
519
$
842
$
539
$
624
$
-
$
2,715
Personal loans
Accrual Status:
Performing $
31,838
$
105,208
$
77,904
$
63,537
$
38,136
$
12,764
$
-
$
329,387
$
333,364
Non-Performing
-
290
360
467
300
100
-
1,517
1,792
Total personal loans $
31,838
$
105,498
$
78,264
$
64,004
$
38,436
$
12,864
$
-
$
330,904
$
335,156
Charge-offs on personal loans $
-
$
533
$
1,153
$
1,414
$
964
$
284
$
-
$
4,348
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
280,364
$
280,364
$
293,088
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
280,364
$
280,364
$
293,088
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
4,772
$
4,772
Other consumer loans
Accrual Status:
Performing $
19,609
$
56,256
$
26,028
$
16,523
$
7,180
$
5,339
$
9,541
$
140,476
$
144,115
Non-Performing
-
440
450
298
103
47
144
1,482
1,467
Total other consumer loans $
19,609
$
56,696
$
26,478
$
16,821
$
7,283
$
5,386
$
9,685
$
141,958
$
145,582
Charge-offs on other consumer loans $
-
$
1,701
$
1,356
$
705
$
273
$
111
$
133
$
4,279
Total
Accrual Status:
Performing $
250,349
$
938,127
$
783,179
$
628,725
$
431,848
$
317,106
$
289,905
$
3,639,239
$
3,687,442
Non-Performing
-
1,945
3,698
4,100
3,808
6,022
144
19,717
21,434
Total consumer loans $
250,349
$
940,072
$
786,877
$
632,825
$
435,656
$
323,128
$
290,049
$
3,658,956
$
3,708,876
Charge-offs on total consumer loans $
16
$
4,040
$
5,356
$
6,010
$
3,390
$
2,402
$
4,905
$
26,119
(1) Excludes accrued interest receivable.
As of March 31, 2026 and December 31, 2025, the balance of revolving loans converted to term loans was
no
t material.
Accrued
interest
receivable
on
loans
totaled
$
54.5
million
as
of
March
31,
2026
($
58.7
million
as
of
December
31,
2025),
was
reported as part
of accrued interest receivable
on loans and
investment securities in
the consolidated statements
of financial condition,
and is excluded from the estimate of credit losses.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
27
The
following
tables
present
information
about
collateral
dependent
loans
that
were
individually
evaluated
for
purposes
of
determining the ACL as of March 31, 2026 and December 31, 2025:
As of March 31, 2026
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost
Related
Allowance Amortized Cost
Amortized Cost
Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
22,044
$
1,200
$
-
$
22,044
$
1,200
Commercial loans:
Construction loans
4,201
597
956
5,157
597
Commercial mortgage loans
-
-
17,130
17,130
-
C&I loans
-
-
12,447
12,447
-
$
26,245
$
1,797
$
30,533
$
56,778
$
1,797
As of December 31, 2025
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost
Related
Allowance
Amortized Cost
Amortized Cost
Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
22,919
$
1,233
$
-
$
22,919
$
1,233
Commercial loans:
Construction loans
4,321
627
956
5,277
627
Commercial mortgage loans
4,454
130
19,009
23,463
130
C&I loans
-
-
13,753
13,753
-
$
31,694
$
1,990
$
33,718
$
65,412
$
1,990
The
underlying
collateral
for
residential
mortgage
and
consumer
collateral
dependent
loans consisted
of
single-family
residential
properties,
and for
commercial and
construction loans
consisted primarily
of office
buildings, multifamily
residential properties,
and
retail
establishments.
The
weighted-average
loan-to-value
coverage
for
collateral
dependent
loans
as
of
March
31,
2026
was
65
%,
compared to
67
% as
of December
31, 2025,
driven by
a $
1.2
million repayment
of a
C&I loan
in the
Puerto Rico
region in
the food
retail industry with a loan-to-value ratio of
77
% and a $
4.7
million outflow from the collateral-dependent loan
portfolio, attributable to
a commercial mortgage loan in the Puerto Rico region with a loan-to-value ratio of
80
%.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
28
Purchases and Sales of Loans
In
the
ordinary
course
of
business,
the
Corporation
enters
into
securitization
transactions
and
whole
loan
sales
with
GNMA
and
GSEs,
such
as
Federal
National
Mortgage
Association
(“FNMA”)
and
Federal
Home
Loan
Mortgage
Corporation
(“FHLMC”).
During the
quarters ended
March 31,
2026 and
2025, loans
pooled
into GNMA
MBS amounted
to approximately
$
41.6
million and
$
42.2
million,
respectively,
for
which
the
Corporation
recognized
a
net
gain
on
sale of
$
2.4
million
and
$
1.1
million,
respectively.
Also, during
the quarter
ended March
31, 2025,
the Corporation
sold approximately
$
4.1
million of
performing residential
mortgage
loans to GSEs,
for which the
Corporation recognized
a net gain on
sale of $
0.2
million. There were
no
sales of performing
residential
mortgage loans
to GSEs
for the
quarter ended
March 31,
2026. The
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
each of
March 31,
2026 and
December 31,
2025, rebooked
GNMA delinquent
loans that were included in the residential mortgage loan portfolio amounted to $
6.7
million.
During
the
quarters
ended
March
31,
2026
and
2025,
the
Corporation
repurchased,
pursuant
to
the
aforementioned
repurchase
option, $
0.4
million and $
0.2
million, respectively,
of loans previously pooled
into GNMA MBS. The
principal balance of these
loans
is fully
guaranteed,
and the
risk of
loss related
to the
repurchased loans
is generally
limited to
the difference
between the
delinquent
interest payment
advanced
to GNMA,
which
is computed
at the
loan’s
interest rate,
and
the interest
payments
reimbursed
by FHA,
which are
computed at
a pre-determined
debenture rate.
Repurchases of
GNMA loans
allow the
Corporation, among
other things,
to
maintain acceptable delinquency
rates on outstanding GNMA
pools and remain as
a seller and servicer
in good standing with
GNMA.
Historically, losses
on these repurchases of
GNMA delinquent loans have
been immaterial and no provision has
been made at the time
of sale.
Loan sales to FNMA and
FHLMC are without recourse
in relation to the future
performance of the loans.
The Corporation’s
risk of
loss
with
respect
to
these
loans
is
also
minimal
as
these
repurchased
loans
are
generally
performing
loans
with
documentation
deficiencies.
During the
quarter ended
March 31,
2026, the
Corporation purchased
C&I loan
participations in
the Florida
region totaling
$
35.7
million, compared to $
15.0
million during the quarter ended March 31, 2025.
During
the
quarter
ended
March
31,
2025,
the
Corporation
recognized
recoveries
of
$
2.4
million
from
the
bulk
sale
of
fully
charged-off
consumer
loans
and
finance
leases.
There
were
no
significant
sales
of
loans
during
the
quarter
ended
March
31,
2026,
other than sales of conforming residential mortgage loans mentioned above.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
29
Loan Portfolio Concentration
The Corporation’s
primary
lending area
is Puerto
Rico. The
Corporation’s
banking subsidiary,
FirstBank, also
lends in
the USVI
and the BVI markets and
in the United States (principally
in the state of Florida).
Of the total gross loans held
for investment portfolio
of $
13.1
billion as
of March
31, 2026,
credit risk
concentration was
approximately
77
% in
Puerto Rico,
19
% in
the U.S.,
and
4
% in
the USVI and the BVI.
As
of
March
31,
2026,
the
Corporation
had
$
215.0
million
outstanding
in
loans
extended
to
the
Puerto
Rico
government,
its
municipalities and
public corporations,
compared to
$
215.5
million as
of December
31, 2025.
As of
March 31,
2026, approximately
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
as of March 31, 2026 included
$
8.6
million in a
loan granted to
an affiliate of
the Puerto Rico
Electric Power Authority
(“PREPA”)
and $
32.4
million in loans
to a public corporation
of the Puerto Rico government.
Moreover,
as
of
March
31,
2026,
the
outstanding
balance
of
construction
loans
funded
through
conduit
financing
structures
to
support
the
federal
programs
of
Low-Income
Housing
Tax
Credit
(“LIHTC”)
combined
with
other
federal
programs
amounted
to
$
81.6
million, compared
to $
92.4
million as
of December
31, 2025.
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
31, 2026, the
Corporation had
$
66.0
million in exposure
to residential mortgage
loans that are
guaranteed
by
the
PRHFA,
a
government
instrumentality
that
has
been
designated
as
a
covered
entity
under
PROMESA,
compared
to
$
67.1
million as of
December 31, 2025.
Residential mortgage
loans guaranteed by
the PRHFA
are secured by
the underlying properties
and
the guarantees serve to cover shortfalls in collateral in the event of a borrower default.
The Corporation
also has credit
exposure to
USVI government
entities. As of
March 31, 2026,
the Corporation
had
$
168.3
million
in loans
to USVI
government public
corporations, compared
to $
138.7
million as
of December
31, 2025.
As of
March 31,
2026, all
loans were currently performing and up to date on principal and interest payments.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
30
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
change in
amortization
term,
an other
-than-insignificant
payment
delay,
or
any
combination
of
these
types
of
loan
modifications
that
have
occurred
in
the
current
reporting
period
for
a
borrower
experiencing
financial
difficulty
are
disclosed
in
the
tables
below.
Many
factors
are
considered
when
evaluating
whether
there is
an other-than-insignificant
payment delay,
such as
the significance
of the
restructured payment
amount relative
to the
unpaid
principal balance or collateral value of the loan or the relative significance of the delay to the original loan terms.
The
below
disclosures
relate
to
loan
modifications
granted
to
borrowers
experiencing
financial
difficulty
in
which
there
was
a
change
in
the
timing
and/or
amount
of
contractual
cash
flows
in
the
form
of
any
of
the
aforementioned
types
of
modifications,
including
restructurings
that
resulted
in
a
more-than-insignificant
payment
delay.
These
disclosures
exclude
$
0.8
million
in
restructured
residential
mortgage
loans
that
are
government-guaranteed
(e.g.
FHA/VA
loans)
and
were
modified
during
the
quarter
ended March 31, 2026, compared to $
1.4
million for the comparable period in 2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
31
The following
tables present
the amortized
cost basis
as of March
31, 2026
and 2025
of loans
modified to
borrowers experiencing
financial difficulty
during the quarters
ended March 31, 2026
and 2025, by portfolio
classes and type
of modification granted,
and the
percentage of these modified loans relative to the total period-end amortized cost basis of receivables in the portfolio class:
Quarter Ended March 31, 2026
Payment Delay Only
Forbearance
Payment
Plan
Trial
Modification
Change in
Amortization
term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction
and Term
Extension Other Total
Percentage
of Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
144
$
-
$
-
$
-
$
-
$
-
$
144
0.01%
Construction loans
-
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
365
-
-
-
-
-
-
365
0.01%
C&I loans
-
298
-
-
12
(1)
19
1,559
8
(2)
1,896
0.05%
Consumer loans:
Auto loans
-
-
-
-
-
81
141
640
(2)
862
0.04%
Personal loans
-
-
-
-
-
-
197
-
197
0.06%
Credit cards
-
-
-
-
570
(1)
-
-
-
570
0.20%
Other consumer loans
-
-
-
-
-
59
3
-
62
0.04%
Total modifications
$
-
$
663
$
144
$
-
$
582
$
159
$
1,900
$
648
$
4,096
Quarter Ended March 31, 2025
Payment Delay Only
Forbearance
Payment
Plan
Trial
Modification
Change in
Amortization
Term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction
and Term
Extension Other Total
Percentage
of Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
-
95
$
-
$
-
$
117
$
-
$
-
$
212
0.01%
Construction loans
-
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
-
-
-
-
-
C&I loans
201
(3)
-
-
-
21
(1)
331
-
-
553
0.02%
Consumer loans:
Auto loans
-
-
-
-
-
205
55
796
(2)
1,056
0.05%
Personal loans
-
-
-
-
-
7
91
-
98
0.03%
Credit cards
-
-
-
-
965
(1)
-
-
-
965
0.32%
Other consumer loans
-
-
-
-
-
76
57
-
133
0.09%
Total modifications
$
201
$
-
95
$
-
$
986
$
736
$
203
$
796
$
3,017
(1) Modification consists of reduction in interest rate and revocation of revolving line privileges.
(2) Modification consists of court mandated reduction to 0% interest rate for remaining loan term to borrowers in bankruptcy proceedings unless dismissal occurs.
(3)
Modification consists of a six-month deferral of principal and interest to be repaid on or before the end of the forbearance plan.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
32
The
following
tables
present
by
portfolio
classes
the
financial
effects
of
the
modifications
granted
to
borrowers
experiencing
financial difficulty,
other than those
associated to payment
delay,
during the quarters
ended March
31, 2026 and
2025. The financial
effects of the modifications associated to payment delay were discussed above and, as such, were excluded from the tables below:
Quarter Ended March 31, 2026
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
(in months)
Conventional residential mortgage loans
-
% -
-
% - -
Construction loans
-
% -
-
% - -
Commercial mortgage loans
-
% -
-
% - -
C&I loans
15.27
%
8
2.25
%
12
-
Consumer loans:
Auto loans
-
%
27
4.04
%
26
-
Personal loans
-
% -
4.79
%
26
-
Credit cards
14.60
% -
-
% - -
Other consumer loans
-
%
24
2.00
%
20
-
Quarter Ended March 31, 2025
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
(in months)
Conventional residential mortgage loans
-
%
66
-
% - -
Construction loans
-
% -
-
% - -
Commercial mortgage loans
-
% -
-
% - -
C&I loans
14.23
%
120
-
% - -
Consumer loans:
Auto loans
-
%
25
1.88
%
16
-
Personal loans
-
%
36
3.65
%
23
-
Credit cards
16.01
% -
-
% - -
Other consumer loans
-
%
27
3.14
%

-

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
33
The following
tables present
by portfolio
classes the
performance of
loans modified
during the
last twelve
months ended
March
31, 2026 and 2025 that were granted to borrowers experiencing financial difficulty:
Last Twelve Months Ended March 31, 2026
30-59 60-89 90+
Total
Delinquency Current Total
(In thousands)
Conventional residential mortgage loans $
165
$
-
$
-
$
165
$
1,374
$
1,539
Construction loans
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
30,530
30,530
C&I loans
8
-
14
22
3,007
3,029
Consumer loans:
Auto loans
54
107
121
282
3,630
3,912
Personal loans
79
-
15
94
604
698
Credit cards
365
207
267
839
2,194
3,033
Other consumer loans
15
9
9
33
387
420
Total modifications
$
686
$
323
$
426
$
1,435
$
41,726
$
43,161
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
34
NOTE 4 – ALLOWANCE
FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES
The following tables present the activity in the ACL on loans and finance leases by portfolio segment for the indicated periods:
Residential
Mortgage
Loans
Commercial
Mortgage
Loans
Consumer Loans
and Finance
Leases
Construction
Loans
C&I
Loans Total
Quarter Ended March 31, 2026
(In thousands)
ACL:
Beginning balance $
41,071
$
5,672
$
23,832
$
41,416
$
137,046
$
249,037
Provision for credit losses - expense (benefit)
239
(2,361)
360
1,017
17,915
17,170
Charge-offs
(130)
-
(562)
(390)
(26,119)
(27,201)
Recoveries
354
13
40
81
5,566
6,054
Ending balance $
41,534
$
3,324
$
23,670
$
42,124
$
134,408
$
245,060
Residential
Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Loans
C&I
Loans
Consumer Loans
and Finance
Leases Total
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
2025 Annual
Report on
Form 10-K,
as updated by the information contained in this report, for each portfolio segment.
The Corporation
generally applies
probability weights
to the
baseline and
alternative downside
economic scenarios
to estimate
the
ACL with
the
baseline
scenario
carrying
the highest
weight.
The
scenarios
that are
chosen
each quarter
and
the
weighting
given
to
each
scenario
for
the
different
loan
portfolio
categories
depend
on
a
variety
of
factors
including
recent
economic
events,
leading
national
and
regional
economic
indicators,
and
industry
trends.
As
of
March
31,
2026
and
December
31,
2025,
the
Corporation
applied
100%
probability
to
the
baseline
scenario
for
the
commercial
mortgage
and
construction
loan
portfolios
since
certain
macroeconomic variables
associated with
commercial real
estate property
performance and
the commercial
real estate
(“CRE”) price
index,
particularly
in
the
Puerto
Rico
region,
are
expected
to
continue
to
perform
in
a
more
favorable
manner
than
the
alternative
downside economic scenario.
As of March 31,
2026, the ACL for loans
and finance leases was $
245.1
million, a decrease of
$
3.9
million, from $
249.0
million as
of December
31, 2025.
The decrease
was mainly
related to
the ACL
for consumer
loans, which
decreased by
$
2.6
million, driven
by
improvements in macroeconomic variables,
mainly in the projection of the unemployment
rate, and lower delinquency levels, partially
offset by higher qualitative reserves associated with geopolitical uncertainty driven by,
among other things, higher oil prices as a result
of the conflict
in the Middle
East. In addition,
the ACL for
commercial and
construction loans decreased
by $
1.8
million, mainly due
to
improvements
in
the
projections
of
the
unemployment
rate
and
the
CRE
price
index,
net
of
aforementioned
qualitative
reserves,
partially offset by renewals and refinancings.
Meanwhile,
the
ACL
for
residential
mortgage
loans
increased
by
$
0.5
million,
driven
by
loan
growth
and
the
aforementioned
geopolitical uncertainty,
partially offset by an improvement in the projection of the unemployment rate.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
35
Net charge-offs
were $
21.1
million for
the quarter
ended March
31, 2026,
compared to
$
21.4
million for
the same
period in
2025.
The $
0.3
million decrease
was driven by
a $
1.1
million reduction
in consumer loans
and finance leases
net charge-offs,
mainly in
the
unsecured loan portfolios, after considering the
impact of $
2.4
million in recoveries related to the aforementioned bulk
sale recognized
during the first quarter of 2025. This improvement was partially offset by a $
0.9
million increase in commercial and construction loans
net charge-offs,
driven by a $
0.6
million charge-off
on a nonaccrual commercial
mortgage loan in the Virgin
Islands region during the
first quarter of 2026.
The tables below present the
ACL related to loans and
finance leases and the carrying
values of loans by portfolio
segment as of
March 31, 2026 and December 31, 2025:
As of March 31, 2026
Residential
Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Loans
C&I
Loans
Consumer Loans
and Finance
Leases Total
(Dollars in thousands)
Total loans held for investment:
Amortized cost of loans
$
2,914,898
$
195,267
$
2,627,113
$
3,694,843
$
3,658,956
$
13,091,077
Allowance for credit losses
41,534
3,324
23,670
42,124
134,408
245,060
Allowance for credit losses to
amortized cost
1.42
%
1.70
%
0.90
%
1.14
%
3.67
%
1.87
%
As of December 31, 2025
Residential
Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Loans
C&I
Loans
Consumer Loans
and Finance
Leases Total
(Dollars in thousands)
Total loans held for investment:
Amortized cost of loans
$
2,908,302
$
265,568
$
2,554,252
$
3,688,358
$
3,708,876
$
13,125,356
Allowance for credit losses
41,071
5,672
23,832
41,416
137,046
249,037
Allowance for credit losses to
amortized cost
1.41
%
2.14
%
0.93
%
1.12
%
3.70
%
1.90
%
In
addition,
the
Corporation
estimates
expected
credit
losses
over
the
contractual
period
in
which
the
Corporation
is
exposed
to
credit
risk
via
a
contractual
obligation
to
extend
credit,
such
as
unfunded
loan
commitments
and
standby
letters
of
credit
for
commercial
and
construction
loans,
unless
the
obligation
is
unconditionally
cancellable
by
the
Corporation.
See
Note
18
–
“Regulatory
Matters,
Commitments
and
Contingencies”
for
information
on
off-balance
sheet
exposures
as
of
March
31,
2026
and
December 31,
2025. The
Corporation estimates
the ACL
for these
off-balance
sheet exposures
following the
methodology described
in
Note
1 –
“Nature
of Business
and
Summary
of Significant
Accounting
Policies”
to
the audited
consolidated
financial statements
included in the
2025 Annual Report
on Form 10-K.
As of March
31, 2026, the
ACL for off-balance
sheet credit exposures
amounted
to $
3.1
million, compared to $
3.0
million as of December 31, 2025.
The following
table presents
the activity
in the
ACL for
unfunded loan
commitments and
standby letters
of credit
for the
quarters
ended March 31, 2026 and 2025:
Quarter Ended March 31,
2026 2025
(In thousands)
Beginning balance $
3,013
$
3,143
Provision for credit losses - expense (benefit)
107
(63)
Ending balance
$
3,120
$
3,080

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
36
NOTE 5
–
OTHER REAL ESTATE
OWNED (“OREO”)
The following table presents the OREO inventory as of the indicated dates:
March 31, 2026 December 31, 2025
(In thousands)
OREO balances, carrying value:
Residential
(1)
$
5,107
$
6,524
Construction
442
386
Commercial
795
612
Total $
6,344
$
7,522
(1) Excludes $
3.1
million and $
4.1
million as of
March 31, 2026
and December 31,
2025, respectively,
of foreclosures that
met the conditions
of ASC Subtopic
310-40 “Reclassification
of
Residential Real
Estate Collateralized Consumer
Mortgage Loans upon
Foreclosure,” and
are presented as
a receivable as
part of other
assets in
the consolidated statements
of financial
condition.
See Note 14 – “Fair
Value”
for information on subsequent
measurement adjustments recorded
on OREO properties reported
as part
of “Net gain on OREO operations” in the consolidated statements of income during the quarters ended March 31, 2026 and 2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
37
NOTE 6 – DEPOSITS
The following table summarizes deposit balances as of the indicated dates:
March 31, 2026 December 31, 2025
(In thousands)
Type of account:
Non-interest-bearing deposit accounts $
5,554,751
$
5,549,416
Interest-bearing checking accounts
3,545,690
3,512,649
Interest-bearing saving accounts
3,505,401
3,452,192
Time deposits
3,482,968
3,562,331
Brokered CDs
507,011
593,555
Total
$
16,595,821
$
16,670,143
The following table presents the remaining contractual maturities of time deposits, including brokered CDs, as of March 31, 2026:
Total
(In thousands)
Three months or less $
937,286
Over three months to six months
789,420
Over six months to one year
1,372,283
Over one year to two years
665,539
Over two years to three years
126,660
Over three years to four years
41,270
Over four years to five years
41,715
Over five years
15,806
Total
$
3,989,979
Total
Puerto
Rico
and
U.S.
time
deposits
with
balances
of
more
than
$250,000
amounted
to
$
1.7
billion
and
$
1.8
billion
as
of
March 31, 2026
and December 31,
2025, respectively.
This amount does
not include brokered
CDs that are
generally participated
out
by
brokers
in
shares
of
less
than
the
FDIC
insurance
limit.
As
of
March
31,
2026
and
December
31,
2025,
unamortized
broker
placement
fees
amounted
to
$
0.8
million
and
$
0.9
million,
respectively,
which
are
amortized
over
the
contractual
maturity
of
the
brokered CDs under the interest method.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
38
NOTE 7 – BORROWINGS
As of March 31, 2026 and December 31, 2025, total borrowings consisted of FHLB advances as set forth below:
March 31, 2026 December 31, 2025
(In thousands)
Short-term
Fixed
-rate advances from the FHLB
(1)
$
90,000
$
-
Long-term
Fixed
-rate advances from the FHLB
(2)
200,000
290,000
$
290,000
$
290,000
(1) Interest rate of
3.86
% as of March 31, 2026.
(2) Weighted-average interest rate of
4.25
% and
4.32
% as of March 31, 2026 and December 31, 2025, respectively. Contractual maturity date of November 2027 as of
March 31, 2026.
Advances from the FHLB mature as follows as of the indicated date:
March 31, 2026
(In thousands)
Three months or less $
90,000
Over one year to two years
200,000
Total
(1)
$
290,000
(1) Average remaining term to maturity of
1.13
years.
During the first
quarter of 2026, the
Corporation added a $
90.0
million short-term fixed-rate
FHLB advance with
an interest rate of
3.86
% and repaid at maturity $
90.0
million of long-term FHLB advances at an average rate of
4.49
%.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
39
NOTE 8 – EARNINGS PER COMMON . SHARE
The calculations of earnings per common share for the quarters ended March 31, 2026 and 2025 are as follows:
Quarter Ended March 31,
2026 2025
(In thousands, except per share information)
Net income attributable to common stockholders $
88,778
$
77,059
Weighted-Average
Shares:
Average common
shares outstanding
155,262
162,934
Average potential
dilutive common shares
839
815
Average common
shares outstanding - assuming dilution
156,101
163,749
Earnings per common share:
Basic
$
0.57
$
0.47
Diluted
$
0.57
$
0.47
Earnings
per
common
share
is
computed
by
dividing
net
income
attributable
to
common
stockholders
by
the
weighted-average
number
of
common
shares
issued
and
outstanding.
Basic
weighted-average
common
shares
outstanding
exclude
unvested shares
of
restricted stock that do not contain non-forfeitable dividend rights
.
Potential dilutive
common
shares consist
of unvested
shares of
restricted
stock
and
performance
units (if
any
of the
performance
conditions
are
met
as
of
the
end
of
the
reporting
period)
that
do
not
contain
non-forfeitable
dividend
or
dividend
equivalent
rights
using the
treasury stock
method. This
method assumes
that proceeds
equal to
the amount
of compensation
cost attributable
to future
services
is
used
to
repurchase
shares
on
the
open
market
at
the
average
market
price
for
the
period.
The
difference
between
the
number
of
potential
dilutive
shares
issued
and
the
shares
purchased
is
added
as
incremental
shares
to
the
actual
number
of
shares
outstanding
to
compute
diluted
earnings
per
share.
Unvested
shares
of
restricted
stock
outstanding
during
the
period
that
result
in
lower potentially
dilutive shares issued
than shares purchased
under the
treasury stock method
are not included
in the computation
of
dilutive
earnings
per
share
since
their
inclusion
would
have an
antidilutive
effect
on
earnings
per
share.
There
were
no
antidilutive
shares of common stock during the quarters ended March 31, 2026 and 2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
40
NOTE 9 – STOCK-BASED . COMPENSATION
The First BanCorp.
2016 Omnibus Plan (the “2016
Omnibus Plan”), provided for
equity-based and non-equity-based
compensation
incentives (the
“awards”), and
authorized the
issuance of
up to
14,169,807
shares of
common stock,
subject to
adjustments for
stock
splits,
reorganizations
and
other
similar
events.
As
of
March
31,
2026,
there
were
1,336,410
authorized
shares
of
common
stock
available for issuance under the 2016 Omnibus Plan.
On
May 6,
2026,
the Corporation’s
stockholders
approved the
adoption
of the
First BanCorp.
2026 Omnibus
Incentive
Plan
(the
“2026
Omnibus
Plan”).
The 2026
Omnibus
Plan
is
the
successor
to
the
2016
Omnibus
Plan
(referred
together
herein
as
“Omnibus
Plan”) and
effective as
of May
6, 2026,
no awards
will be granted
under the
2016 Omnibus
Incentive Plan.
The 2026 Omnibus
Plan,
which is
effective until
May 6, 2036,
authorizes up
to
5,000,000
shares of
common stock,
subject to
certain adjustments.
In addition,
any shares of
common stock subject
to outstanding
awards granted under
the 2016 Omnibus
Incentive Plan
that are payable
in shares
and that are
forfeited or
otherwise terminate on
or after
May 6, 2026,
without the delivery
of shares of
common stock, may
be issued
with respect to
awards under
the 2026 Omnibus
Plan. The Corporation’s
Compensation and
Benefits Committee of
the Board has
the
power and
authority to
determine those
eligible to
receive awards
and to
establish the
terms and
conditions of
any awards,
subject to
various limits and vesting restrictions that apply to individual and aggregate awards.
Restricted Stock
Under the
Omnibus Plan,
the Corporation
may grant
restricted stock
to plan
participants, subject
to forfeiture
upon the
occurrence
of certain
events until
the dates
specified in
the participant’s
award agreement.
While the
restricted stock
is subject
to forfeiture
and
does
not
contain
non-forfeitable
dividend
rights,
participants
may
exercise
full
voting
rights
with
respect
to
the
shares
of
restricted
stock
granted
to
them.
The
fair
value
of
the
shares
of
restricted
stock
granted
was
based
on
the
market
price
of
the
Corporation’s
common
stock on
the date
of the
respective grant.
The shares
of restricted
stocks granted
to employees
are subject
to the
following
vesting period:
fifty percent
(
50
%) of
those shares
vest on
the two-year
anniversary of
the grant
date and
the remaining
50
% vest
on
the three-year
anniversary of
the grant
date. The
shares of
restricted stock
granted to
directors are
generally subject
to vesting
on the
one-year anniversary of the grant date.
The following table summarizes the restricted stock activity under the 2016 Omnibus
Plan during the quarters ended March 31,
2026 and 2025:
Quarter ended Quarter ended
March 31, 2026 March 31, 2025
Number of Weighted- Number of Weighted-
shares of Average shares of Average
restricted Grant Date restricted Grant Date
stock
Fair Value
stock
Fair Value
Unvested shares outstanding at beginning of year
1,033,690
$
16.71
1,007,621
$
14.39
Granted
(1)
436,540
20.59
447,631
18.35
Forfeited
-
-
(2,180)
15.22
Vested
(404,613)
14.48
(364,677)
12.44
Unvested shares outstanding at end of period
1,065,617
$
19.14
1,088,395
$
16.67
(1) For the quarter ended March 31, 2026, includes
1,872
shares of restricted stock awarded to independent directors and
434,668
shares of restricted stock awarded to employees, of which
87,895
shares were granted to retirement-eligible employees and thus charged to earnings as of the grant date. For the
quarter ended March 31, 2025, includes
2,086
shares of restricted
stock awarded to independent directors and
445,545
shares of restricted stock awarded to employees, of which
103,560
shares were granted to retirement-eligible employees and thus charged to earnings as of the grant date.
For the quarters
ended March 31,
2026 and 2025,
the Corporation recognized
$
3.2
million and $
3.1
million, respectively,
of stock-
based compensation
expense related
to restricted
stock awards.
As of
March 31,
2026, there
was $
10.8
million of
total unrecognized
compensation
cost
related
to
unvested
shares
of
restricted
stock
that
the
Corporation
expects
to
recognize
over
a
weighted-average
period of
2.0
years.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
41
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
Performance units granted vest on the third anniversary of the effective date of the award based on actual achievement of two performance metrics weighted equally: relative total shareholder return (“Relative TSR”), compared to companies that comprise the
KBW Nasdaq Regional Banking Index, and the achievement of a tangible book value per share (“TBVPS”) goal, which is measured based upon the growth in the tangible book value during the performance cycle, adjusted for certain allowable non-recurring transactions. The participant may earn 50% of their target opportunity for threshold level performance and up to 150% of their target opportunity for maximum level performance, based on the individual achievement of each performance goal during a three-year performance cycle. Amounts between threshold, target and maximum performance will vest in a proportional amount. During the quarter ended March 31, 2026, 55,805 additional shares related to the 2023 performance share award, which vested in March 2026, were awarded as a result of performance achieved in excess of target opportunity.
The following
table summarizes
the performance
units activity under
the 2016
Omnibus Plan
during the
quarters ended
March 31,
2026 and 2025:
Quarter ended Quarter ended
March 31, 2026 March 31, 2025
Number
Weighted -
Number
Weighted -
of Average of Average
Performance Grant Date Performance Grant Date
Units Fair Value Units Fair Value
Performance units at beginning of year
544,107
$
16.02
549,032
$
14.37
Additions
(1) (3)
144,458
20.22
160,744
18.66
Vested
(2) (3)
(216,876)
12.24
(166,669)
13.15
Performance units at end of period
471,689
$
19.04
543,107
$
16.01
(1)
Units granted during the quarters ended March 31, 2026 and 2025 are based on the achievement of the Relative TSR and TBVPS
performance goals during a three-year performance cycle
beginning January 1, 2026 and January 1, 2025, respectively, and ending on December 31, 2028 and December 31, 2027,
respectively.
(2)
Units vested during the quarters ended March 31, 2026 and
2025 are related to performance units granted in
2023 and 2022, respectively,
that met the pre-established target and were
settled with shares of common stock reissued from treasury shares.
(3) Excludes the aforementioned
55,805
additional shares awarded
in connection with the
2023 performance share award
which were also
settled with shares of
common stock reissued
from
treasury shares.
The
fair
value
of
the
performance
units
awarded,
that
was
based
on
the
TBVPS
goal
component,
was
calculated
based
on
the
market
price
of
the
Corporation’s
common
stock
on
the
respective
date
of
the
grant
and
assuming
attainment
of
100%
of
target
opportunity. As of March
31, 2026, there have been no changes in management’s
assessment of the probability that the pre-established
TBVPS goal will be
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
42
The following table
summarizes the valuation
assumptions used to
calculate the fair
value as of
the grant date
of the Relative
TSR
component of the performance units granted under the 2016 Omnibus Plan during the quarters March 31, 2026 and 2025:
Quarter ended March 31,
2026 2025
Risk-free interest rate
(1)
3.75
%
3.92
%
Correlation coefficient
77.54
74.96
Expected dividend yield
(2)
-
-
Expected volatility
(3)
29.07
31.94
Expected life (in years)
2.79
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
2026 and 2025,
the Corporation recognized
$
0.7
million and $
0.6
million, respectively,
of stock-
based
compensation
expense
related
to
performance
units.
As
of
March
31,
2026,
there
was
$
5.9
million
of
total
unrecognized
compensation cost
related to unvested
performance units that
the Corporation
expects to recognize
over a weighted
-average period of
2.3
years.
Shares withheld
During
the
first
quarter
of
2026,
the
Corporation
withheld
225,099
shares
(2025
–
182,249
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
43
NOTE 10 –
STOCKHOLDERS’
EQUITY
Stock Repurchase Program
On October
22, 2025, the
Corporation announced
that its Board
of Directors had
approved a stock
repurchase program authorizing
the
repurchase
of up
to $
200
million
of its
outstanding
common
stock.
Under
this program,
the Corporation
repurchased
2,409,192
shares
of
common
stock
through
open
market
transactions
at
an
average
price
of
$
20.75
,
for
a
total
cost
of
approximately
$
50.0
million during
the first
quarter of
2026. As
of March
31, 2026,
the Corporation
has remaining
authorization of
approximately $
138.3
million, which it expects to execute during the remainder of 2026.
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
Common Stock
The following table shows the changes in shares of common stock outstanding for the quarters ended March 31, 2026 and 2025:
Total
Number of Shares
Quarter Ended March 31,
2026 2025
Common stock outstanding, beginning of year
156,618,996
163,868,877
Common stock repurchased
(1)
(2,634,291)
(1,376,816)
Common stock reissued under stock-based compensation plan
(2)
709,221
614,300
Restricted stock forfeited
-
(2,180)
Common stock outstanding, end of period
154,693,926
163,104,181
(1) For the quarters ended March 31, 2026 and 2025 includes
225,099
and
182,249
shares, respectively, of common stock
surrendered to cover officers’ payroll and income
taxes.
(2) Include
55,805
additional shares awarded in connection with the 2023 performance share award. See Note 9 – “Stock-Based Compensation”
for additional information.
For
the
quarters
ended
March
31,
2026
and
2025,
total
cash
dividends
declared
on
shares
of
common
stock
amounted
to
$
31.5
million ($
0.20
per share)
and $
29.6
million ($
0.18
per share),
respectively.
On
April 22, 2026
, the
Corporation’s
Board of
Directors
declared a quarterly
cash dividend of
$
0.20
per common share.
The dividend is
payable on
June 12, 2026
to shareholders of
record at
the close
of business
on
May 28, 2026
. The
Corporation intends
to continue
to pay
quarterly dividends
on common
stock. However,
the
Corporation’s
common
stock
dividends,
including
the
declaration,
timing,
and
amount,
remain
subject
to
consideration
and
approval by the Corporation’s Board
of Directors at the relevant times.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
44
Preferred Stock
The Corporation
has
50,000,000
authorized shares of
preferred stock with
a par value
of $
1.00
, subject to
certain terms. This
stock
may
be
issued
in
series
and
the
shares
of
each
series
have
such
rights
and
preferences
as
are
fixed
by
the
Corporation’s
Board
of
Directors
when
authorizing
the
issuance
of
that
particular
series
and
are
redeemable
at
the
Corporation’s
option.
No
shares
of
preferred stock were outstanding as of March 31, 2026 and December
31, 2025.
Treasury Stock
The following table shows the changes in shares of treasury stock for the quarters ended March 31, 2026 and 2025:
Total
Number of Shares
Quarter Ended March 31,
2026 2025
Treasury stock, beginning of year
67,044,120
59,794,239
Common stock repurchased
2,634,291
1,376,816
Common stock reissued under stock-based compensation plan
(709,221)
(614,300)
Restricted stock forfeited
-
2,180
Treasury stock, end of period
68,969,190
60,558,935
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
FirstBank’s
legal surplus
reserve, included
as part
of
retained earnings in
the Corporation’s
consolidated statements of
financial condition, amounted
to $
262.5
million as of each
of March
31, 2026 and December 31, 2025. There were
no
transfers to the legal surplus reserve during the first quarter of 2026.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
45
NOTE 11 – ACCUMULATED
OTHER COMPREHENSIVE LOSS
The
following
table
presents
the
changes
in
accumulated
other
comprehensive
loss
for
the
quarters
ended
March
31,
2026
and
2025:
Changes in Accumulated Other Comprehensive
Loss by Component
(1)
Quarter ended March 31,
2026 2025
(In thousands)
Unrealized net holding losses on available-for-sale debt securities:
Beginning balance $
(354,940)
$
(567,338)
Other comprehensive (loss) income
(2)
(6,168)
84,061
Ending balance $
(361,108)
$
(483,277)
Adjustment of pension and postretirement benefit plans:
Beginning balance $
390
$
782
Other comprehensive (loss) income
-
-
Ending balance $
390
$
782
(1) All amounts presented are net of tax.
(2)
Unrealized net holding losses on available-for-sale debt securities have no tax effect because securities are either tax-exempt, held by an IBE, or have a full deferred tax asset
valuation allowance.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
46
NOTE 12 – EMPLOYEE BENEFIT PLANS
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
The following table presents the components of net periodic benefit for the indicated periods:
Affected Line Item
in the Consolidated Quarter Ended March 31,
Statements of Income 2026 2025
(In thousands)
Net periodic benefit, pension plans:
Interest cost
Other expenses
$
880
$
928
Expected return on plan assets
Other expenses
(992)
(998)
Net periodic benefit, pension plans
(112)
(70)
Net periodic cost, postretirement plan Other expenses
11
7
Net periodic benefit
$
(101)
$
(63)

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
47
NOTE 13 –
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
For the first quarter
of 2026, the Corporation
recorded an income tax
expense of $
25.5
million, compared to an
income tax expense
of $
23.2
million for
the same
period in
2025. The
increase in
income tax
expense was
mainly due
to higher
pre-tax income.
For the
year,
the
Corporation’s
annual
effective
tax
rate,
excluding
discrete
items,
was
estimated
at
21.9
%
for
the
first
quarter
of
2026,
compared to
23.9
% for the
comparable period in
2025. The decrease in
the annual effective
tax rate was due
to a higher proportion
of
exempt to taxable income.
Income
tax
expense
attributable
to
Puerto
Rico
is
considered
domestic
for
Puerto
Rico
tax
purposes.
Income
tax
expense
also
includes
U.S.
federal
taxes,
as
well
as
USVI
and
state
income
taxes
in
Florida,
which
are
considered
foreign
for
Puerto
Rico
tax
purposes. As
a Puerto
Rico corporation,
FirstBank is
treated as
a foreign
corporation for
U.S. and
USVI income
tax purposes
and is
generally
subject
to
U.S.
and
USVI
income
tax
only
on
its
income
from
sources
within
the
U.S.
and
USVI
or
income
effectively
connected with
the conduct
of a trade
or business in
those jurisdictions.
Such tax paid
in the U.S.
and USVI is
also creditable
against
the
Corporation’s
Puerto
Rico
tax
liability,
subject
to
certain
conditions
and
limitations.
Income
generally
from
BVI
operations
is
considered
foreign-source
income and
is not
subject to
taxation in
that jurisdiction.
For the
first quarter
of 2026,
FirstBank incurred
current income
tax expense of
approximately $
2.8
million related to
its U.S. operations,
compared to
$
2.6
million for the
comparable
period in 2025.
As of March 31, 2026,
the Corporation had a net deferred
tax asset of $
143.6
million, net of a valuation allowance
of $
75.9
million,
compared to
a net
deferred tax
asset of
$
149.0
million, net
of a
valuation allowance
of $
75.0
million, as
of December
31, 2025.
The
net deferred
tax asset
of the
Corporation’s
banking subsidiary,
FirstBank, amounted
to $
130.8
million as
of March
31, 2026,
net of
a
valuation
allowance of
$
73.2
million,
compared
to a
net deferred
tax asset
of $
134.8
million, net
of a
valuation
allowance of
$
72.2
million, as of December 31, 2025.
The decrease in the net deferred tax
asset was mainly related to stock-based
compensation, usage of
alternative
minimum
tax credits,
and
changes in
the ACL.
The Corporation
maintains
a full
valuation
allowance for
its deferred
tax
assets
associated
with
capital
loss
carryforwards,
net
operating
loss
(“NOL”)
carryforwards
corresponding
to
USVI
and
unrealized
losses of available-for-sale debt securities.
See Note 17
– “Income Taxes,”
to the audited
consolidated financial statements
included in the
2025 Annual Report
on Form 10-K
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
2021
remain open to examination. For Puerto Rico tax purposes, all tax years subsequent to 2020 remain open to examination.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
48
NOTE 14 –
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
See Note 19 –
“Fair Value,”
to the audited consolidated
financial statements included
in the 2025 Annual
Report on Form 10-K
for
a description of the valuation methodologies used to measure financial instruments at fair value on a recurring basis.
There
were
no
transfers
of
assets
and
liabilities
measured
at
fair
value
between
Level
1
and
Level
2
measurements
during
the
quarters ended March 31, 2026 and 2025.
Assets and liabilities measured at fair value on a recurring basis are summarized below as of the indicated dates:
As of March 31, 2026 As of December 31, 2025
Fair Value Measurements Using
Fair Value Measurements Using
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
(In thousands)
Assets:
Available-for-sale debt securities:
U.S. Treasury securities $
497,254
$
-
$
-
$
497,254
$
497,342
$
-
$
-
$
497,342
Noncallable U.S. agencies debt securities
-
277,130
-
277,130
-
336,849
-
336,849
Callable U.S. agencies debt securities
-
562,787
-
562,787
-
566,263
-
566,263
MBS
-
3,326,804
3,113
(1)
3,329,917
-
3,148,692
3,266
(1)
3,151,958
Puerto Rico government obligation
-
-
1,609
1,609
-
-
1,620
1,620
Equity securities
5,005
-
-
5,005
5,024
-
-
5,024
Derivative assets
-
350
-
350
-
345
-
345
Liabilities:
Derivative liabilities
-
162
-
162
-
200
-
200
(1) Related to private label MBS.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
49
The
table
below
presents
a
reconciliation
of
the
beginning
and
ending
balances
of
all
assets
measured
at
fair
value
on
a
recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2026 and 2025:
Quarter Ended March 31,
2026 2025
Level 3 Instruments Only
Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
(In thousands)
Beginning balance $
4,886
$
6,815
Total gain (losses):
Included in other comprehensive income (unrealized)
182
46
Included in earnings (unrealized)
(2)
(88)
5
Principal repayments and amortization
(258)
(233)
Ending balance $
4,722
$
6,633
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
March 31, 2026
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average
Minimum
Maximum
(Dollars in thousands)
Available-for-sale
debt securities:
Private label MBS
$
3,113
Discounted cash flows Discount rate
16.2%
16.2%
16.2%
Prepayment rate
1.6%
8.0%
2.5%
Projected cumulative loss rate
0.1%
12.5%
6.8%
Puerto Rico government obligation
$
1,609
Discounted cash flows Discount rate
10.8%
10.8%
10.8%
Projected cumulative loss rate
23.6%
23.6%
23.6%
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
50
Additionally, fair value
is used on a non-recurring basis to evaluate certain assets in accordance with GAAP.
For the quarters ended March 31, 2026 and 2025, the Corporation recorded losses or valuation adjustments for assets recognized at
fair value on a non-recurring basis and still held at the respective reporting dates, as shown in the following table:
Carrying value as of March 31,
Related to losses recorded for the Quarter Ended
March 31,
2026 2025 2026 2025
(In thousands)
Level 3:
Loans receivable
(1)
$
3,970
$
4,647
$
(436)
$
(164)
OREO
(2)
119
335
(6)
(24)
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
3
% for the quarter
ended March 31, 2026
and
22
% for the
quarter ended March 31, 2025.
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
adjustment applied to
appraisals was
16
% for the
quarter ended March
31, 2026, and
from
2
% to
24
% for the quarter ended March 31, 2025.
See Note 19 –
“Fair Value,”
to the audited
consolidated financial statements
included in the
2025 Annual Report
on Form 10-K
for
qualitative
information
regarding
the
fair
value
measurements
for
Level
3
financial
instruments
measured
at
fair
value
on
a
nonrecurring basis.
The
following
tables
present
the
carrying
value,
estimated
fair
value
and
estimated
fair
value
level
of
the
hierarchy
of
financial
instruments as of the indicated dates:
Total Carrying Amount
in Statement of
Financial Condition as
of March 31, 2026
Fair Value Estimate as
of
March 31, 2026 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money market investments (amortized cost)
$
550,899
$
550,899
$
550,899
$
-
$
-
Available-for-sale debt
securities (fair value)
4,668,697
4,668,697
497,254
4,166,721
4,722
Held-to-maturity debt securities:
Held-to-maturity debt securities (amortized cost)
257,522
Less: ACL on held-to-maturity debt securities
(641)
Held-to-maturity debt securities, net of ACL
$
256,881
253,485
-
171,353
82,132
Equity securities (amortized cost)
41,427
41,427
-
41,427
(1)
-
Other equity securities (fair value)
5,005
5,005
5,005
-
-
Loans held for sale (lower of cost or market)
12,805
13,006
-
13,006
-
Loans held for investment:
Loans held for investment (amortized cost)
13,091,077
Less: ACL for loans and finance leases
(245,060)
Loans held for investment, net of ACL
$
12,846,017
12,773,439
-
-
12,773,439
MSRs (amortized cost)
22,880
40,485
-
-
40,485
Derivative assets (fair value) (2)
350
350
-
350
-
Liabilities:
Deposits (amortized cost) $
16,595,821
$
16,600,047
$
-
$
16,600,047
$
-
Short-term advances from the FHLB (amortized cost)
90,000
90,001
-
90,001
-
Long-term advances from the FHLB (amortized cost) 200,000 201,168 - 201,168 -
Derivative liabilities (fair value) (2)
162
162
-
162
-
(1) Includes FHLB stock with a carrying value of $
24.7
million, which is considered restricted.
(2) Includes interest rate swap agreements, forward contracts, and interest rate lock commitments.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
51
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
52
NOTE 15 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition
In accordance with
ASC Topic
606, “Revenue from
Contracts with Customers” (“ASC
Topic
606”), revenues are
recognized when
control
of
promised
goods
or
services
is
transferred
to
customers
and
in
an
amount
that
reflects
the
consideration
to
which
the
Corporation expects to be
entitled in exchange for those
goods or services. At contract
inception, once the contract is
determined to be
within the
scope of
ASC Topic
606, the
Corporation assesses
the goods
or services
that are
promised within
each contract,
identifies
the
respective
performance
obligations,
and
assesses
whether
each
promised
good
or
service
is
distinct.
The
Corporation
then
recognizes
as revenue
the amount
of the
transaction price
that is
allocated to
the respective
performance obligation
when (or
as) the
performance obligation is satisfied.
Disaggregation of Revenue
The
following
tables
summarize
the
Corporation’s
revenue,
which
includes
net
interest
income
on
financial
instruments
that
is
outside
of
ASC
Topic
606
and
non-interest
income,
disaggregated
by
type
of
service
and
business
segment
for
the
quarters
ended
March 31, 2026 and 2025:
Quarter ended March 31, 2026
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
17,802
$
144,963
$
44,655
$
(25,101)
$
21,897
$
16,740
$
220,956
Service charges and fees on deposit accounts
-
7,436
1,580
-
156
760
9,932
Insurance commission income
-
5,742
-
-
14
188
5,944
Card and processing income
-
10,109
231
-
14
1,404
11,758
Other service charges and fees
33
1,793
221
-
726
149
2,922
Not in scope of ASC Topic
606
(1)
4,375
2,460
271
35
(3)
(9)
7,129
Total non-interest income
4,408
27,540
2,303
35
907
2,492
37,685
Total Revenue (Loss) $
22,210
$
172,503
$
46,958
$
(25,066)
$
22,804
$
19,232
$
258,641
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
53
For
the
quarters
ended
March
31,
2026
and
2025,
most
of
the
Corporation’s
revenue
within
the
scope
of
ASC
Topic
606
was
related to performance obligations satisfied at a point in time.
See
Note
20
–
“Revenue
from
Contracts
with
Customers,”
to
the
audited
consolidated
financial
statements
included
in
the
2025
Annual Report on Form 10-K for a discussion of major revenue streams under the scope of ASC Topic 606.
Contract Balances
As
of
March
31,
2026
and
December
31,
2025,
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
54
NOTE 16 – SEGMENT INFORMATION
The Corporation’s
operating segments
are based
primarily on
the Corporation’s
lines of
business for
its operations
in Puerto
Rico,
the
Corporation’s
principal
market,
and
by
geographic
areas
for
its
operations
outside
of
Puerto
Rico.
As
of
March
31,
2026,
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
the Secured
Overnight
Financing Rate
(“SOFR”)/swap
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
The
accounting
policies
of
the
segments
are
consistent
with
those
referred
to
in
Note
1
–
“Nature
of
Business
and
Summary
of
Significant Accounting Policies” to the audited consolidated financial statements included in the 2025 Annual Report on Form 10-K.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
55
The following tables present information about the reportable segments for the indicated periods:
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Quarter ended March 31, 2026:
Interest income $
33,286
$
102,130
$
61,546
$
35,948
$
38,580
$
8,359
$
279,849
Net (charge) credit for transfer of funds
(15,484)
79,089
(13,039)
(58,678)
(1,638)
9,750
-
Interest expense
-
(36,256)
(3,852)
(2,371)
(15,045)
(1,369)
(58,893)
Net interest income (loss)
17,802
144,963
44,655
(25,101)
21,897
16,740
220,956
Provision for credit losses - (benefit) expense
(329)
18,582
(3,306)
88
1,392
846
17,273
Non-interest income
4,408
27,540
2,303
35
907
2,492
37,685
Non-interest expenses:
Employees’ compensation and benefits
7,022
39,827
5,172
1,258
7,418
4,602
65,299
Occupancy and equipment
1,378
15,198
1,351
179
1,857
2,100
22,063
Business promotion
241
2,527
209
173
298
107
3,555
Professional fees
1,629
7,736
992
376
1,026
1,153
12,912
Taxes, other than income taxes
492
4,648
660
121
91
172
6,184
FDIC deposit insurance
376
675
629
-
244
134
2,058
Net (gain) loss on OREO operations
(1,016)
-
(11)
-
-
90
(937)
Credit and debit card processing expenses
-
6,451
191
-
2
683
7,327
Other non-interest expenses
(1)
817
5,565
390
229
714
929
8,644
Total non-interest expenses
10,939
82,627
9,583
2,336
11,650
9,970
127,105
Segment income (loss)
$
11,600
$
71,294
$
40,681
$
(27,490)
$
9,762
$
8,416
$
114,263
Average interest-earning assets $
2,202,958
$
3,975,633
$
3,755,974
$
5,274,088
$
2,578,130
$
478,759
$
18,265,542
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
-
(69)
(1,129)
Credit and debit card processing expenses
-
4,002
260
-
2
846
5,110
Other non-interest expenses
(1)
972
6,733
1,412
648
711
920
11,396
Total non-interest expenses
10,994
76,219
11,609
2,599
11,165
10,436
123,022
Segment income (loss)
$
9,498
$
72,969
$
30,803
$
(30,102)
$
9,629
$
7,502
$
100,299
Average interest-earning assets $
2,156,558
$
4,056,039
$
3,550,790
$
5,730,140
$
2,391,708
$
426,092
$
18,311,327
(1) Consists of communication expenses and the expense categories described in Note 16 - “Other Non-Interest Expenses,” to the audited consolidated financial statements included in the 2025 Annual Report on Form 10-K.
The following table presents a reconciliation of the reportable segment financial information to the consolidated totals for the indicated periods:
Quarter Ended March 31,
2026 2025
(In thousands)
Average assets:
Total average interest-earning assets for segments
$
18,265,542
$
18,311,327
Average non-interest-earning assets
(1)
803,696
795,775
Total consolidated average assets
$
19,069,238
$
19,107,102
(1)
Includes,
among
other
things,
non-interest-earning
cash,
premises
and
equipment,
net
deferred
tax
asset,
right-of-use
("ROU")
assets,
and
accrued
interest
receivable
on
loans
and
investments.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
56
NOTE 17 – SUPPLEMENTAL
STATEMENTS
OF CASH FLOWS INFORMATION
Supplemental statements of cash flows information is as follows for the indicated periods:
Quarter ended March 31,
2026 2025
(In thousands)
Cash paid for:
Interest
$
60,282
$
68,412
Income tax
10,839
15,401
Operating cash flow from operating leases
4,514
4,408
Non-cash investing and financing activities:
Additions to OREO
1,062
1,455
Additions to auto and other repossessed assets
17,177
15,407
Capitalization of servicing assets
645
641
Loan securitizations
41,134
41,518
Loans held for investment transferred to held for sale
605
-
Payable related to unsettled purchases of investment securities
39,875
-
ROU assets obtained in exchange for operating lease liabilities, net of lease terminations
4,166
99
Payable related to unsettled common stock repurchases
-
286
Redemption of investments in FBP Statutory Trusts
-
1,517

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
57
NOTE 18 – REGULATORY
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
2026 and
December 31,
2025,
the Corporation
and FirstBank
exceeded
the minimum
regulatory
capital
ratios
for
capital
adequacy
purposes and
FirstBank exceeded
the minimum
regulatory
capital ratios
to
be considered
a
well-
capitalized
institution
under
the
regulatory
framework
for
prompt
corrective
action.
As
of
March
31,
2026,
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
The regulatory capital position of the Corporation and FirstBank as of
March 31, 2026 and December 31, 2025 were as follows:
Regulatory Requirements
Actual For Capital Adequacy Purposes
To be Well
-Capitalized
Thresholds
Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
As of March 31, 2026
Total Capital (to Risk-Weighted
Assets)
First BanCorp.
$
2,420,129
18.19
% $
1,064,412
8.0
% N/A N/A
FirstBank
$
2,362,757
17.77
% $
1,063,962
8.0
% $
1,329,953
10.0
%
CET1 Capital (to Risk-Weighted Assets)
First BanCorp.
$
2,253,076
16.93
% $
598,732
4.5
% N/A N/A
FirstBank
$
2,095,773
15.76
% $
598,479
4.5
% $
864,469
6.5
%
Tier I Capital (to Risk-Weighted
Assets)
First BanCorp.
$
2,253,076
16.93
% $
798,309
6.0
% N/A N/A
FirstBank
$
2,195,773
16.51
% $
797,972
6.0
% $
1,063,962
8.0
%
Leverage ratio
First BanCorp.
$
2,253,076
11.66
% $
773,001
4.0
% N/A N/A
FirstBank
$
2,195,773
11.37
% $
772,626
4.0
% $
965,783
5.0
%
As of December 31, 2025
Total Capital (to Risk-Weighted
Assets)
First BanCorp.
$
2,412,137
18.01
% $
1,071,257
8.0
% N/A N/A
FirstBank
$
2,355,882
17.61
% $
1,070,432
8.0
% $
1,338,040
10.0
%
CET1 Capital (to Risk-Weighted Assets)
First BanCorp.
$
2,243,981
16.76
% $
602,582
4.5
% N/A N/A %
FirstBank
$
2,087,853
15.60
% $
602,118
4.5
% $
869,726
6.5
%
Tier I Capital (to Risk-Weighted
Assets)
First BanCorp.
$
2,243,981
16.76
% $
803,443
6.0
% N/A N/A
FirstBank
$
2,187,853
16.35
% $
802,824
6.0
% $
1,070,432
8.0
%
Leverage ratio
First BanCorp.
$
2,243,981
11.58
% $
774,882
4.0
% N/A N/A
FirstBank
$
2,187,853
11.30
% $
774,609
4.0
% $
968,261
5.0
%

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
58
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
of March 31, 2026,
commitments to extend
credit amounted to approximately
$
2.1
billion, of which $
0.8
billion relates to retail
credit
card
loans.
In
addition,
commercial
and
financial
standby
letters
of
credit
as
of
March
31,
2026
amounted
to
approximately
$
63.1
million.
Contingencies
As
of
March
31,
2026,
First
BanCorp.
and
its
subsidiaries
were
defendants
in
or
parties
to
certain
pending
and
threatened
legal
proceedings,
claims
and
other
loss
contingencies
arising
in
the
ordinary
course
of
business.
On
at
least
a
quarterly
basis,
the
Corporation
assesses its
liabilities
and
contingencies
in connection
with such
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
where the
Corporation has
determined that
loss is
not probable or the amount of the loss cannot be estimated, no accrual is established.
Any estimate
of possible loss
is based
on currently
available information
and subject
to significant
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
after the initial
claim, filing of
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
For information regarding
ongoing litigation, see
Note 23 –
“Regulatory Matters, Commitments
and Contingencies,” to
the audited
consolidated financial statements included in the 2025 Annual Report on
Form 10-K.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
59
NOTE 19 – FIRST BANCORP.
(HOLDING COMPANY
ONLY) FINANCIAL
INFORMATION
The following condensed
financial information presents
the financial position
of First BanCorp.
at the holding
company level only
as of March 31, 2026 and December 31, 2025, and the results of its operations for the quarters ended March 31, 2026 and 2025:
Statements of Financial Condition
As of March 31, As of December 31,
2026 2025
(In thousands)
Assets
Cash and due from banks (includes $
39,108
due from FirstBank as of March 31, 2026
and $
37,654
as of December 31, 2025)
$
39,855
$
38,401
Equity securities
1,950
1,950
Investment in FirstBank, at equity
1,898,589
1,898,022
Investment in FirstBank Insurance Agency, at equity
22,998
18,630
Dividends receivable
558
560
Deferred tax asset
(1)
11,820
13,246
Other assets
770
917
Total assets $
1,976,540
$
1,971,726
Liabilities and Stockholders’ Equity
Accounts payable and other liabilities
9,301
4,861
Stockholders’ equity
1,967,239
1,966,865
Total liabilities and stockholders’ equity $
1,976,540
$
1,971,726
(1)
Consists of deferred tax assets associated with NOL carryforwards, which the Corporation expects to realize under the election
established by Act 65-2025.
Statements of Income
Quarter Ended March 31,
2026 2025
(In thousands)
Income
Interest income on interest-bearing cash balances due from FirstBank
$
460
$
94
Dividend income from banking subsidiaries
83,000
117,457
Other income
-
29
Total income
83,460
117,580
Expense
Interest expense on long-term borrowings
-
981
Other non-interest expenses
475
478
Total expense
475
1,459
Income before income taxes and equity in undistributed
earnings of subsidiaries
82,985
116,121
Income tax expense
1,426
1
Equity in undistributed earnings of subsidiaries (distribution in excess of earnings)
7,219
(39,061)
Net income $
88,778
$
77,059
Other comprehensive (loss) income, net of tax
(6,168)
84,061
Comprehensive income $
82,610
$
161,120

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
2025 (the
“2025 Annual
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
EXECUTIVE SUMMARY
First BanCorp. is
a diversified financial
holding company headquartered
in San Juan, Puerto
Rico, offering a
full range of financial
products to
consumers and
commercial customers
through various
subsidiaries. First
BanCorp.
is the
holding company
of FirstBank
Puerto
Rico
(“FirstBank”
or the
“Bank”)
and
FirstBank
Insurance
Agency.
Through
its wholly
-owned
subsidiaries,
the Corporation
operates
in
Puerto
Rico,
the
United
States
Virgin
Islands
(“USVI”),
the
British
Virgin
Islands
(“BVI”),
and
the
state
of
Florida,
concentrating on
commercial banking,
residential mortgage loans,
credit cards, personal
loans, small loans,
auto loans and
leases, and
insurance agency activities.
Recent Developments
Economy and Market Update
Economic
conditions
in
Puerto
Rico
continued
to
remain
generally
stable
through
the
end
of
the
first
quarter
of
2026.
The
unemployment rate was largely
unchanged on a quarter-over-quarter
basis, from 5.7% in the fourth quarter of
2025 to 5.6% by the end
of the first quarter of 2026, remaining near historic lows and reflecting a resilient and stable labor market.
In the broader
U.S. economy,
economic momentum
continued to moderate
during the first
quarter of 2026
following softer
growth
trends
observed
in
the
second
half
of
2025.
Labor
market
conditions
eased
further
but
remained
orderly,
characterized
by
slower
hiring activity and a
gradual moderation in labor
demand. The U.S. unemployment
rate remained elevated relative
to mid-2025 levels,
standing
at
4.3%
in
January
2026,
unchanged
from
late
2025,
consistent
with
an
ongoing
transition
toward
a
more
balanced
labor
market rather
than a deterioration
in overall
economic conditions.
In response
to these
trends, and
following the
three 25
basis points
(“bps”) rate
cuts implemented
in September,
October,
and December
2025, the
Federal Reserve
(the “FED”)
maintained
the federal
funds target
range at
3.50%-3.75% during
the first
quarter of
2026, allowing
time to
assess the
lagged effects
of prior
policy actions
and to help ensure that inflation continues to move sustainably toward its long-term 2% target.
Business activity
and
economic
conditions
in
Puerto
Rico
remained
stable
and
progressed
broadly
in line
with
the
Corporation’s
expectations.
Supported
by
a
resilient
labor
market
and
stable
economic
backdrop,
the
Corporation
remains
focused
on
serving
its
customers
across
a
range
of
economic
environments,
while
closely
monitoring
key
risks,
including
energy
costs
and
their
potential
impact
on
customers.
For
the
remainder
of
2026,
the
Corporation
continues
to
expect
growth
in
the
commercial
and
residential
mortgage
loan
portfolios,
despite
the
expected
moderation
in
consumer
credit demand.
In
addition,
the
Corporation
expects
the
net
interest margin to continue expanding as cash flows are reinvested in higher-yielding assets.
Capital Deployment Actions
In the
first quarter
of 2026,
the Corporation
delivered approximately
$81.5 million
in the
form of
capital deployment
actions that
included $50.0 million in repurchases of common stock and $31.
5
million in common stock dividends declared.
On
April
22,
2026,
the
Corporation’s
Board
of
Directors
declared
a
quarterly
cash
dividend
of
$0.20
per
common
share.
The
dividend is payable on June 12, 2026 to shareholders of record at the close of business on May 28, 2026.

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
2025
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
the allowance
for
credit
losses (“ACL”).
In addition,
the use
of estimates
and
assumptions
is also
important
in performing
the
accounting
for
income
taxes, valuation of
financial instruments, determining
the accounting for goodwill,
pension and postretirement
benefit obligations, and
provisions for losses
that may arise from
litigation and regulatory proceedings
(including governmental investigations).
For additional
information, see “Critical Accounting
Estimates” and “Other Estimates” in Part II,
Item 7, “Management’s
Discussion and Analysis of
Financial
Condition
and
Results
of
Operations
(“MD&A”),”
in
the
2025
Annual
Report
on
Form
10-K.
In
addition,
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
$88.8
million
($0.57
per
diluted
common
share),
for
the
quarter
ended
March
31,
2026,
compared to $77.1
million ($0.47 per
diluted common
share), for the
quarter ended March
31, 2025. Other
relevant selected financial
indicators for the periods presented are included below:
Quarter Ended March 31,
2026 2025
Key Performance Indicators:
(1)
Return on Average Assets
(2)
1.89% 1.64%
Return on Average Common Equity
(3)
17.92 17.90
Efficiency Ratio
(4)
49.14 49.58
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
The key drivers
of the Corporation’s
GAAP financial results
for the quarter
ended March 31,
2026, compared to
the first quarter of
2025, include the following:
●
Net interest income
increased by
$8.6 million
to $221.0
million for the
first quarter of
2026, compared
to $212.4
million for
the
first
quarter
of
2025.
Net
interest
margin
for
the
first
quarter
of
2026
increased
by
23
bps
to
4.75%,
driven
by
the
deployment
of cash
flows from
lower-yielding
investment securities
to higher-yielding
assets, and
a decrease
in the
cost of
interest-bearing
liabilities
due
to
the
effect
of
lower
interest
rates
on
deposits,
primarily
on
non-maturity
government
deposits,
and
the
repayments
of
Federal
Home
Loan
Bank
(“FHLB”)
advances
and
redemption
of
junior
subordinated
debentures. These
factors were
partially offset
by the
downward repricing
of variable-rate
commercial loans
and the
overall
decline
in
the
higher-yielding
consumer
loan
portfolio.
See
“Results
of
Operations
–
Net
Interest
Income”
below
for
additional information.
●
The provision for credit
losses on loans, finance
leases, unfunded loan commitments
and debt securities for the
quarter ended
March
31,
2026
was $17.3
million,
compared
to $24.8
million
for
the first
quarter
of 2025.
The decrease
was driven
by
a
favorable
year-over-year
variance
in
the
provision
for
the
commercial
and
construction
loan
portfolios,
primarily
due
to
improvements in the projections of the unemployment rate and the commercial real estate (“CRE”) price index.
Net
charge-offs
totaled
$21.1
million
for
the
first
quarter
of
2026,
or
an
annualized
0.65%
of
average
loans,
compared
to
$21.4 million,
or an
annualized 0.68%
of average
loans, for
the same
period in
2025. The
$0.3 million
decrease was
driven
by a $1.1 million reduction
in consumer loans and
finance leases net charge-offs,
after considering the impact
of $2.4 million
in
recoveries
related
to
the
bulk
sale
of
fully
charged-off
consumer
loans
and
finance
leases
recognized
during
the
first
quarter of
2025.
This improvement
was partially
offset
by a
$0.6 million
charge-off
on a
nonaccrual
commercial
mortgage
loan in
the Virgin
Islands region
during the
first quarter
of 2026.
See “Results
of Operations
– Provision
for Credit
Losses”
and “Risk Management” below for analyses of the ACL and non-performing assets and related ratios.
●
Non-interest
income increased
by $2.0
million to
$37.7 million
for the
first quarter
of 2026,
compared to
$35.7 million
for
the same period
in 2025, driven
in part by
$0.9 million
in higher revenues
from mortgage banking
activities. See “Results
of
Operations – Non-Interest Income” below for additional information.
●
Non-interest expenses
increased by
$4.1 million
to $127.1
million for
the first
quarter of
2026, compared
to $123.0
million
for the same period in
2025, mainly due to a $3.2
million increase in employees’
compensation and benefits expenses,
in part
due to annual salary merit increases. See “Results of Operations – Non-Interest
Expenses” below for additional information.

●
Income tax expense increased by
$2.3 million to $25.5 million for
the first quarter of 2026, compared
to $23.2 million for the
same period
in 2025,
driven by
higher pre-tax
income,
partially offset
by a
decrease in
the annual
effective tax
rate due to
a
higher proportion
of exempt
to taxable
income. For
the year,
the Corporation’s
annual effective
tax rate,
excluding discrete
items,
was
estimated
at
21.9%
for
the
first
quarter
of
2026,
compared
to
23.9%
for
the
comparable
period
in
2025.
See
“Income
Taxes”
below
and
Note
13
–
“Income
Taxes”
to
the
unaudited
consolidated
financial
statements
herein
for
additional information.
●
As of
March 31,
2026,
total assets
were approximately
$19.1 billion,
a decrease
of $46.8
million from
December 31,
2025,
primarily
related
to
a
decrease
in
cash
and
cash
equivalents
resulting
from
capital
deployment
actions
and
the
decrease
in
government
deposits
and
brokered
certificates
of
deposit
(“CDs”),
partially
offset
by
the
net
income
generated
in
the
first
quarter of 2026.
●
As of March 31, 2026,
total liabilities were $17.1
billion, a decrease of
$47.2 million from December
31, 2025, driven by
the
aforementioned
decrease
in deposits.
See
“Risk Management
–
Liquidity
Risk”
below
for
additional
information
about the
Corporation’s funding
sources and strategy.
●
The
Corporation’s
primary
sources
of
funding
are
consumer
and
commercial
core
deposits,
which
exclude
government
deposits
and
brokered
CDs.
Excluding
fully
collateralized
government
deposits,
estimated
uninsured
deposits
amounted
to
$4.8
billion
as
of
March
31,
2026.
The
Corporation
had
approximately
$2.9
billion
in
cash
and
cash
equivalents
and
free
high-quality liquid
securities as of
March 31, 2026.
When adding
approximately $2.6
billion available
for funding
under the
FED’s
Discount Window
and $1.0
billion available
for additional
borrowing capacity
on the
FHLB lines
of credit
based on
collateral pledged at these entities, the Corporation had $6.5 billion, or 134%
of estimated uninsured deposits (excluding fully
collateralized
government
deposits), available
to meet
liquidity
needs.
See “Risk
Management
– Liquidity
Risk” below
for
additional information about the Corporation’s
funding sources and strategy.
●
As
of
March
31,
2026,
the
Corporation’s
total
stockholders’
equity
was
$2.0
billion,
an
increase
of
$0.4
million
from
December
31,
2025,
driven
by
the
net
income
generated
in
the
first
quarter
of
2026,
partially
offset
by
$50.0
million
in
common
stock
repurchases,
$31.5
million,
or
$0.20
per
common
share,
in
common
stock
dividends
declared
in
the
first
quarter of
2026, and
a $6.2
million decrease
in the
fair value
of available
-for-sale
debt securities.
The Corporation’s
CET1
capital, tier 1
capital, total capital, and
leverage ratios were 16.93%,
16.93%, 18.19%, and
11.66%, respectively,
as of March
31, 2026, compared to CET1 capital, tier 1 capital, total capital, and leverage ratios of 16.76%, 16.76%, 18.01%, and 11.58%,
respectively, as of
December 31, 2025.
See “Risk Management – Capital” below for additional information.
●
Total
loan
production,
including
purchases,
refinancings,
renewals,
and
draws
from
existing
revolving
and
non-revolving
commitments,
increased
by
$71.6
million
to
$1.2
billion
for
the
quarter
ended
March
31,
2026,
as
compared
to
the
first
quarter of 2025. See “Results of Operations – Loan Production”
below for additional information.
●
Total
non-performing assets were
$108.8 million as
of March 31,
2026, a decrease
of $5.3 million
from December 31,
2025,
primarily
reflecting a
$4.8 million
reduction in
nonaccrual loans
and a
$1.2 million
decrease in
the other
real estate
owned
(“OREO”) portfolio
balance. See
“Risk Management
– Nonaccrual
Loans and
Non-Performing Assets”
below for
additional
information.
●
Adversely classified
commercial and construction
loans were $76.0
million as of
March 31, 2026,
a decrease of
$5.4 million
from December
31, 2025, driven
by $3.8 million
in repayments on
three commercial and
industrial (“C&I”)
loans, including
a $1.2 million repayment of a nonaccrual C&I loan in the Puerto Rico region.

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
exclude
items that
management believes
are not
reflective of
core operating
performance (“Special
Items”). The
financial results
for
the first
quarter of
2025
did not
include any
significant Special
Items. The
financial results
for the
first quarter
of 2026
included the
following Special Item:
Federal Deposit Insurance Corporation (“FDIC”) Special Assessment Reversal
-
A benefit
of $0.1
million ($57
thousand
after-tax,
calculated based
on the
statutory tax
rate of
37.5%) was
recorded
during
the
first
quarter
of
2026
following
receipt
of
the
FDIC
assessment
invoice,
paid
on
March
30,
2026,
which
reduced
the
quarterly
special assessment
rate for
the eighth
and final
collection period
from 3.36
bps to
2.97 bps
.
Any future
offsets or
one-time final shortfall special assessment
collection, if any,
will be communicated by the
FDIC through future invoices. The
FDIC deposit
special assessment
is reflected
in the
consolidated
statements of
income
as part
of “FDIC
deposit
insurance”
expenses.
Adjusted Net
Income –
The following
table reconciles,
for the first
quarter of
2026, net
income to
adjusted net
income, which
is a
non-GAAP financial measure that excludes the Special Item identified above, and shows net income, for the first quarter of 2025:
Quarter Ended March 31,
2026 2025
(In thousands)
Net income, as reported (GAAP) $ 88,778 $ 77,059
Adjustment:
FDIC special assessment reversal (92) -
Income tax impact of adjustment
(1)
35 -
Adjusted net income (Non-GAAP) $ 88,721 $ 77,059
(1)
See “Adjusted Net Income and Adjusted Non-Interest Expenses”
above for the individual tax impact related to the above adjustment, which was based on the Puerto Rico statutory tax
rate of 37.5%.

RESULTS
OF OPERATIONS
Net Interest Income
Net interest
income is
the excess of
interest earned
by First
BanCorp. on
its interest-earning
assets over
the interest
incurred on its
interest-bearing
liabilities.
First
BanCorp.’s
net
interest
income
is
subject
to
interest
rate
risk
due
to
the
repricing
and
maturity
mismatch
of
the
Corporation’s
assets
and
liabilities.
In
addition,
variable
sources
of
interest
income,
such
as
loan
fees,
periodic
dividends, and collection of interest on nonaccrual loans, can fluctuate from period to period. Net interest income for the quarter
ended
March
31, 2026
was $221.0
million,
compared
to $212.4
million
for
the comparable
period
in 2025.
On
a tax-equivalent
basis,
net
interest income
for the
quarter ended
March 31,
2026 was
$232.4 million,
compared to
$218.6 million
for the
comparable period
in
2025.
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

Part I
Average volume Interest income (1)
/ expense
Average rate (1)
Quarter ended March 31, 2026 2025 2026 2025 2026 2025
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 618,371 $ 1,111,087 $ 5,630 $ 12,205 3.69% 4.45%
Government obligations
(2)
1,467,672 1,971,327 11,426 6,970 3.16% 1.43%
Mortgage-backed securities (“MBS”) 3,645,699 3,308,964 26,814 17,497 2.98% 2.14%
FHLB stock 24,150 32,661 474 790 7.96% 9.81%
Other investments 20,952 19,977 139 247 2.69% 5.01%
Total investments
(3)
5,776,844 6,444,016 44,483 37,709 3.12% 2.37%
Residential mortgage loans 2,911,731 2,841,918 43,249 41,484 6.02% 5.92%
Construction loans 247,415 232,295 5,791 5,596 9.49% 9.77%
C&I and commercial mortgage loans 6,225,066 5,806,929 101,920 99,756 6.64% 6.97%
Consumer loans and finance leases 3,684,662 3,751,359 95,871 98,752 10.55% 10.68%
Total loans
(4)(5)
13,068,874 12,632,501 246,831 245,588 7.66% 7.88%
Total interest-earning assets $ 18,845,718 $ 19,076,517 $ 291,314 $ 283,297 6.27% 6.02%
Tax-equivalent adjustment (11,465) (6,232)
Interest income - GAAP 279,849 277,065 6.02% 5.89%
Interest-bearing liabilities:
Time deposits $ 3,542,960 $ 3,048,778 $ 29,237 $ 25,468 3.35% 3.39%
Brokered CDs 555,938 483,774 5,759 5,461 4.20% 4.58%
Other interest-bearing deposits 7,033,139 7,693,900 20,935 27,568 1.21% 1.45%
Advances from the FHLB 277,000 468,667 2,962 5,190 4.34% 4.49%
Other borrowings - 53,892 - 981 - % 7.38%
Total interest-bearing liabilities $ 11,409,037 $ 11,749,011 $ 58,893 $ 64,668 2.09% 2.23%
Net interest income/margin - non-GAAP
(1)
$ 232,421 $ 218,629 5.00% 4.65%
Net interest income/margin - GAAP $ 220,956 $ 212,397 4.75% 4.52%
Net interest spread - non-GAAP
(1)
4.18% 3.79%
Net interest spread - GAAP 3.93% 3.66%
(1)
Non-GAAP measure reported on an adjusted
tax-equivalent basis. The Corporation estimated the
adjusted tax-equivalent yield by dividing the net
interest spread on exempt assets by 1
less
the Puerto Rico statutory tax rate
of 37.5% and adding to it the
cost of interest-bearing liabilities. The
tax-equivalent adjustment recognizes the income
tax savings when comparing taxable
and tax-exempt assets.
Management believes
that it is
a standard practice
in the banking
industry to present
net interest income,
interest rate spread
and net interest
margin on a
fully tax-
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
(5)
Interest income on loans includes
$4.0 million and $5.4 million
for the quarters ended March
31, 2026 and 2025, respectively,
of income from prepayment penalties
and late fees related to
the Corporation’s loan portfolio.

Part II Quarter Ended March 31,
2026 Compared to 2025
Variance due to:
Volume Rate Total
(In thousands)
Interest income on interest-earning assets:
Money market and other short-term investments $ (4,753) $ (1,822) $ (6,575)
Government obligations (2,921) 7,377 4,456
MBS 1,924 7,393 9,317
FHLB stock (183) (133) (316)
Other investments 10 (118) (108)
Total investments (5,923) 12,697 6,774
Residential mortgage loans 1,030 735 1,765
Construction loans 363 (168) 195
C&I and commercial mortgage loans 7,097 (4,933) 2,164
Consumer loans and finance leases (2,563) (318) (2,881)
Total loans 5,927 (4,684) 1,243
Total interest income $ 4 $ 8,013 $ 8,017
Interest expense on interest-bearing liabilities:
Time deposits $ 4,134 $ (365) $ 3,769
Brokered CDs 790 (492) 298
Other interest-bearing deposits (3,029) (3,604) (6,633)
Advances from the FHLB (2,055) (173) (2,228)
Other borrowings (981) - (981)
Total interest expense (1,141) (4,634) (5,775)
Change in net interest income $ 1,145 $ 12,647 $ 13,792
Net interest income
amounted to $221.0
million for the quarter
ended March 31, 2026,
an increase of $8.6
million, when compared
to $212.4 million for the same period in 2025. The increase in net interest income consisted of:
●
A $5.8 million decrease in interest expense on interest-bearing liabilities, consisting of:
o
A $3.2
million
decrease in
interest expense
on borrowings,
due
to a
$191.7 million
decrease in
the average
balance
of
FHLB advances and the redemption of the remaining junior subordinated debentures during the first half of 2025.
o
A $2.6 million decrease in interest expense on interest-bearing deposits, driven by:
-
A $6.6
million decrease
in interest
expense on
interest-bearing checking
and saving
accounts, due
to a $3.6
million
decrease
associated
with
lower
interest
rates
paid
and
a
$3.0
million
decrease
associated
with
a
$660.8
million
decrease
in
the
average
balance.
The
average
cost
of
interest-bearing
checking
and
saving
accounts
in
the
first
quarter of
2026 decreased
24 bps to
1.21% when
compared to
the same
period in
2025, driven
by a
decrease in
the
cost
of
government
deposits.
Excluding
government
deposits,
the
average
cost
of
interest-bearing
checking
and
savings accounts for the quarter ended March 31, 2026 was 0.66%, compared to 0.77% for the same period in 2025.
Partially offset by:
-
A
$3.8
million
increase
in
interest
expense
on
time
deposits,
excluding
brokered
CDs,
driven
by
a
$4.1
million
increase associated with a $494.2 million increase in the average balance.
●
A $2.6 million net increase in interest income on investment securities and interest-bearing cash balances, driven by:
o
A $9.6
million
increase
in
interest
income
on
debt
securities,
mainly
due
to
an 81
bps
improvement
in
yield resulting
from purchases of higher-yielding available-for
-sale debt securities replacing maturities of lower-yielding debt securities.

Partially offset by:
o
A $6.6 million decrease
in interest income from
interest-bearing cash balances,
due to a $4.8
million decrease associated
with a
$492.7 million
net reduction
in the
average balances,
which
consisted primarily
of
cash maintained
at the
FED,
and a $1.8 million decrease associated with the reduction of the federal funds rate.
● A $0.2 million increase in interest income on loans, a net effect of:
o
A $1.8
million
increase
in
interest income
on residential
mortgage
loans,
of which
$1.1 million
was associated
with
a
$69.8 million increase in the average balance.
o
A
$1.3
million
increase
in
interest
income
on
commercial
and
construction
loans,
driven
by
a
$7.4
million
increase
mainly
associated
with
a
$433.3
million
increase
in
the
average
balance,
partially
offset
by
a
$4.9
million
decrease
mainly related
to the
effect of
lower interest
rates on
the downward
repricing of
variable-rate loans
and $1.2
million in
interest
income
recognized
during
the
first
quarter
of
2025
as
a
result
of
the
payoff
of
a
$73.8
million
commercial
mortgage loan.
As of
March 31,
2026, the
interest rate
on approximately
51% of
the Corporation’s
commercial and
construction loans
was tied
to variable
rates, with
32% based
upon Secured
Overnight Financing
Rate (“SOFR”)
of 3
months or
less, 12%
based upon the Prime rate index, and 7% based on other indexes.
For the quarter ended March 31, 2026, the average one-
month SOFR
decreased 64
bps, the
average three-month
SOFR decreased
63 bps,
and the average
Prime rate
decreased
75 bps, when compared to the same period in 2025.
Partially offset by:
o
A $2.9
million decrease
in interest
income on
consumer loans
and finance
leases, of
which $2.6
million was
associated
with a $66.7 million net decrease in the average balance.
Net interest margin
for the first quarter
of 2026 was
4.75%, an increase
of 23 bps,
compared to 4.52%
for the same
period in 2025.
The
increase
in
the
net
interest
margin
mostly
reflects
the
deployment
of
cash
flows
from
lower-yielding
investment
securities
to
higher-yielding assets,
and a decrease
in the cost
of interest-bearing
liabilities due to
the effect
of lower
interest rates on
deposits and
the
aforementioned
repayments
of
FHLB
advances
and
redemption
of
junior
subordinated
debentures.
These
factors
were
partially
offset
by
the
downward
repricing
of
variable-rate
commercial
loans
and
the
overall
decline
in
the
higher-yielding
consumer
loan
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
$17.2
million
for
the
first
quarter
of
2026,
compared
to
$24.8
million for the first quarter of 2025.
The variances by major portfolio category were as follows:
●
Provision for
credit losses
for the
commercial and
construction loan
portfolios was
a net
benefit of
$1.0 million
for the
first
quarter of
2026, compared
to an expense
of $4.6
million for the
first quarter
of 2025.
The favorable
year-over-year
variance
was driven by improvements
in the projections of the unemployment rate and the CRE price index.
●
Provision
for
credit losses
for
the consumer
loan
and
finance lease
portfolios
was an
expense
of $18.0
million
for
the first
quarter of 2026, compared to an
expense of $19.2 million for the first quarter
of 2025. The decrease in provision
expense was
driven
by
lower
delinquency
levels,
partially
offset
by
$2.4
million
in
recoveries
from
the
bulk
sale
of
fully
charged-off
consumer
loans
and
finance
leases
that
took
place
in
the
first
quarter
of
2025
and
a
lower
favorable
impact
from
updated
macroeconomic variables, mainly in the projection of the unemployment rate.
●
Provision for
credit losses
for the
residential mortgage
loan portfolio
was an
expense of
$0.2 million
for the
first quarter
of
2026, compared to an expense of $1.0 million for the first quarter of 2025.
Provision for credit losses for
unfunded loan commitments and debt securities
The
provision
for
credit losses
for
unfunded
commercial
and
construction
loan
commitments and
standby
letters of
credit for
the
first quarter 2026 was an expense of $0.1 million, compared to a net benefit of $63 thousand for the same period in 2025.
The provision for credit
losses for held-to-maturity and
available-for-sale debt securities for the
first quarter 2026 was a
net benefit
$4 thousand, compared to an expense of $36 thousand for the same period in 2025.

Non-Interest Income
Non-interest income amounted to $37.7 million for the
first quarter of 2026, compared to $35.7 million for
the same period in 2025.
The $2.0 million increase in non-interest income was primarily due to:
●
A $0.9 million
increase in revenues
from mortgage
banking activities, driven
by an increase
in the net
realized gain
on sales
of
residential
mortgage
loans
in
the
secondary
market.
During
the
first
quarter
of
2026,
net
realized
gains
of
$2.4
million
were
recognized
as
a
result
of
Government
National
Mortgage
Association
(“GNMA”)
securitizations
transactions
amounting
to
$41.6
million,
compared
to
$1.3
million
in
net
realized
gains
for
the
first
quarter
of
2025
related
to
GNMA
securitizations and whole loan sales to U.S. government-sponsored entities
(“GSEs”) amounting to $46.3 million.
●
A
$0.4
million
increase
in
other
non-interest
income,
of
which
$0.2
million
was
related
to
higher
realized
gains
from
purchased income tax credits.
●
A $0.3
million
increase
in service
charges
and fees
on deposit
accounts,
driven
by
an increase
in
service
fees
earned from
cash management services.
●
A $0.3 million increase in card and processing income mainly due to higher transactional volumes.
Non-Interest Expenses
Non-interest
expenses
for
the first
quarter
of
2026
amounted
to
$127.1
million,
an
increase
of
$4.1
million,
compared
to
$123.0
million for
the same
period in
2025. The
efficiency ratio
for the
first quarter
of 2026
was 49.14%,
compared to
49.58% for
the first
quarter of 2025. The increase in non-interest expenses was primarily due to:
●
A $3.2
million
increase
in employees’
compensation
and benefits
expenses,
driven by
annual
salary merit
increases and
the filling of previously vacant positions.
●
A
$2.2
million
increase
in
credit
and
debit
card
processing
expenses,
mainly
due
to $1.0
million
in
credit
card
expense
reimbursements received
during the first
quarter of 2025,
which for 2026 are
expected to be received
later in the year,
and
higher transactional volumes during the first quarter of 2026.
●
A $1.4 million
increase in professional services
fees, mainly due
to a $0.7 million
increase in legal fees
and a $0.7 million
increase in outsourcing technology fees.
Partially offset by:
●
A $2.8
million decrease
in other
non-interest
expenses, mainly
due
to a
$1.0 million
decrease in
charges
for operational
and
fraud
losses,
a
$1.0
million
decrease
in
the
amortization
of
core
deposit
intangible
assets
related
to
non-interest-
bearing checking
accounts from
the Banco
Santander Puerto
Rico acquisition,
which were
fully amortized
in 2025,
and a
$0.3 million decrease in costs associated with the purchase of plastic cards.
Income Taxes
For the first quarter
of 2026, the Corporation
recorded an income tax
expense of $25.5 million,
compared to an income
tax expense
of $23.2
million for
the same
period in
2025. The
increase in
income tax
expense was
mainly due
to higher
pre-tax income,
partially
offset
by
a
decrease
in
the
annual
effective
tax
rate
due
to
a
higher
proportion
of
exempt
to
taxable
income.
For
the
year,
the
Corporation’s
annual
effective
tax
rate, excluding
discrete
items,
was estimated
at
21.9%
for
the first
quarter of
2026,
compared
to
23.9% for the comparable period
in 2025. See Note 13 –
“Income Taxes”
to the unaudited consolidated
financial statements herein for
additional information.
As of March 31, 2026,
the Corporation had a net deferred
tax asset of $143.6 million, net
of a valuation allowance of
$75.9 million,
compared to
a net
deferred tax
asset of
$149.0 million,
net of
a valuation
allowance of
$75.0 million,
as of
December 31,
2025. The
decrease in
the net
deferred tax
asset was
mainly related
to stock-based
compensation, the
usage of
alternative minimum
tax credits,
and changes in the ACL.

Assets
The
Corporation’s
total
assets
were
$19.1
billion
as
of
March
31,
2026,
a
decrease
of
$46.8
million
from
December
31,
2025,
primarily related to
a decrease in cash
and cash equivalents
resulting from capital
deployment actions and
the decrease in government
deposits and brokered CDs, partially offset by the net
income generated in the first quarter of 2026.
Loans Receivable, including Loans Held for Sale
As of March 31,
2026,
the Corporation’s
total loan portfolio before
the ACL amounted to
$13.1 billion, a decrease
of $38.2 million
compared to December
31, 2025, driven
by a $49.9 million
decrease in consumer
loans, of which
$28.6 million was in
auto loans and
finance leases in
the Puerto
Rico region. In
terms of geography,
the decline consisted
of a $112.9
million decrease in
the Puerto Rico
region,
driven by
the aforementioned
decrease
in consumer
loans and
lower utilization
of C&I
lines of
credit, mainly
in automotive
lending, partially offset by increases of $47.2 million
in the Florida region and $27.5 million in the Virgin
Islands region.
As of
March 31,
2026, the
Corporation’s
loans held-for-investment
portfolio was
comprised of
commercial and
construction loans
(49%),
consumer
loans
and
finance
leases
(29%),
and
residential
real
estate
loans
(22%).
Of
the
total
gross
loan
portfolio
held
for
investment of
$13.1 billion
as of
March 31,
2026, the
Corporation had
credit risk
concentration of
approximately 77%
in the
Puerto
Rico region,
19% in
the United
States region
(mainly
in the
state of
Florida),
and
4% in
the Virgin
Islands region,
as shown
in the
following table:
As of March 31, 2026 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,231,306 $ 147,082 $ 536,510 $ 2,914,898
Construction loans 178,810 14,167 2,290 195,267
Commercial mortgage loans 1,753,712 72,837 800,564 2,627,113
C&I loans 2,290,891 203,810 1,200,142 3,694,843
Total commercial loans
4,223,413 290,814 2,002,996 6,517,223
Consumer loans and finance leases 3,587,266 65,834 5,856 3,658,956
Total loans held for investment,
gross
$ 10,041,985 $ 503,730 $ 2,545,362 $ 13,091,077
Loans held for sale 12,805 - - 12,805
Total loans, gross
$ 10,054,790 $ 503,730 $ 2,545,362 $ 13,103,882
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
As of
March 31,
2026, the
Corporation’s
total commercial
mortgage loan
exposure amounted
to $2.6
billion, or
20% of
the total
loan portfolio.
The $1.7 billion
exposure in the
Puerto Rico region
was comprised mainly
of 39% in
the retail industry,
25% in office
real estate,
and 19%
in the
hotel industry.
The $0.8
billion exposure
in the
Florida region
was comprised
mainly of
36% in
the retail
industry,
19% in
the
hotel industry,
and
6%
in
office
real estate.
Of
the
Corporation’s
total
commercial
mortgage
loan exposure
of
$2.6
billion,
$626.5
million
matures
within
the
next
12
months
and
has
a
weighted-average
interest
rate
of
approximately
5.48%.
Commercial mortgage
loan exposure
in the office
real estate industry,
which matures
within the next
12 months,
amounted to $119.3
million and has a weighted-average interest rate of approximately 5.60%.
As of
each of
March 31,
2026 and
December 31,
2025, the
Corporation’s
total exposure
to shared
national credit
(“SNC”) loans
(including unused commitments)
amounted to $1.1
billion. As of March
31, 2026, approximately $332.3
million of the SNC
exposure
is related to the portfolio in the Puerto Rico region and $778.6 million is related to the portfolio in the Florida region.

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
for the indicated periods:
Quarter Ended March 31,
2026 2025
(In thousands)
Puerto Rico:
Residential mortgage
$ 96,714 $ 101,420
Construction
13,330 26,714
Commercial mortgage
54,309 4,284
C&I
343,863 364,188
Consumer
340,686 369,436
Total loan production
$ 848,902 $ 866,042
Virgin Islands:
Residential mortgage
$ - $ 723
Construction
- 7,801
Commercial mortgage
1,035 8,450
C&I
162,987 24,465
Consumer
6,882 7,758
Total loan production
$ 170,904 $ 49,197
Florida:
Residential mortgage
$ 19,032 $ 11,687
Construction
384 14,791
Commercial mortgage
28,479 47,621
C&I
180,336 186,913
Consumer
183 333
Total loan production
$ 228,414 $ 261,345
Total:
Residential mortgage
$ 115,746 $ 113,830
Construction
13,714 49,306
Commercial mortgage
83,823 60,355
C&I
687,186 575,566
Consumer
347,751 377,527
Total loan production
$ 1,248,220 $ 1,176,584
Commercial
and
construction
loan
originations
(excluding
government
loans)
for the
quarter ended
March 31,
2026
amounted
to
$622.2
million,
compared
to $656.3
million
for
the
first
quarter
of 2025.
The
decrease of
$34.1
million
in
the first
quarter
of 2026
consisted
of
decreases
of
$40.1
million
in
the
Florida
region
and
$10.5
million
in Virgin
Islands
region,
partially
offset
by
a
$16.5
million increase in the Puerto Rico region.
Government
loan
originations
for
the
quarter
ended
March
31,
2026
amounted
to
$162.5
million,
an
increase
of
$133.6
million,
compared to
$28.9 million for
the first quarter
of 2025. The
$133.6 million
increase was mainly
related to the
origination of a
$138.1
million
government
line
of
credit
in
the
Virgin
Islands
region
during
the
first
quarter
of
2026,
of
which
$108.1
million
was
a
refinancing.
Originations
of
auto
loans
and
finance
leases
for
the
quarter
ended
March
31,
2026
amounted
to
$199.5
million,
compared
to
$227.7
million
for
the
first
quarter
of 2025.
The
decrease was
mainly
in
the
Puerto
Rico
region.
Other consumer
loan
originations,
other
than
credit
cards,
for
the
quarter
ended
March
31,
2026
amounted
to
$53.3
million,
compared
to
$47.6
million
for
the
first
quarter
of
2025.
The utilization
activity on
the outstanding
credit
card
portfolio
for
the quarter
ended
March 31,
2026
amounted
to
$94.9 million, compared to $102.2 million for the same period in 2025.

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
March
31,
2026
amounted
to
$4.7
billion,
a
$114.7
million
increase
from
December
31,
2025.
The
increase
was
driven
by
$807.6
million
in
purchases, of
which $437.0
million were
U.S. agencies’
residential MBS
and debentures
with an
average yield
of 4.57%; and
$370.6
million
were
U.S.
Treasury
securities
with
an
average
yield
of
3.65%.
These
factors
were
partially
offset
by
$500.7
million
in
maturities, $189.9
million in
principal repayments
and a
$6.2 million
decrease in
fair value
attributable to
changes in
market interest
rates. As of March
31, 2026, the Corporation
had a net unrealized
loss on available-for-sale
debt securities of $353.4
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
$177.7
million
(fair
value
of
$171.4
million)
as of
March
31,
2026,
compared
to
$184.4
million
as of
December 31,
2025.
Held-to-maturity
debt
securities also
include
$79.8
million
as
of
March
31,
2026,
compared
to
$80.9
million
as
of
December
31,
2025,
of
financing
arrangements
with
the
government issued in bond
form, which the Corporation
accounts for as securities,
but which were underwritten
as loans with features
that
are
typically
found
in
commercial
loans.
As
of
March
31,
2026,
approximately
59%
of
the
Corporation’s
government
bonds
consisted of obligations issued by three of the largest municipalities in Puerto Rico.
As
of
March
31,
2026,
cash
inflows
expected
to
be
received
during
the
remainder
of
2026
from
maturities
and
expected
prepayments
of
the
debt
securities
portfolio
(excluding
U.S.
Treasury
securities)
amounted
to
approximately
$0.8
billion,
of
which
$0.7 billion have a weighted-average yield
of 1.81%. These inflows are expected
to be redeployed to fund loan growth, reinvested
into
higher-yielding securities,
or used
to repay
maturing brokered
CDs. See Note
2 –
“Debt Securities”
for information
and details
about
the Corporation’s available
-for-sale debt securities portfolio.
See
“Risk Management
–
Exposure
to Puerto
Rico
Government”
below
for
information
and
details
about
the Corporation’s
total
direct exposure
to the
Puerto Rico
government, including
municipalities,
and “Risk
Management
– Credit
Risk Management”
below
and Note 2 – “Debt Securities” for the ACL of the exposure to government bonds.

The carrying
values of
debt securities
as of
March 31,
2026 and
December 31,
2025 by
contractual maturity
(excluding MBS)
and
weighted-average yield, are shown below:
March 31, 2026 December 31, 2025
Weighted-Average
Yield %
Carrying
Amount
Weighted-Average
Yield %
Carrying
Amount
(Dollars in thousands)
U.S government and agencies obligations:
Due within one year 2.37
$
946,428 2.54
$
895,052
After 1 to 5 years 2.08 369,615 1.45 483,916
After 5 to 10 years 4.75 14,865 4.75 14,985
After 10 years 3.95 6,263 3.97 6,501
2.32 1,337,171
(1)
2.19 1,400,454
Puerto Rico government obligation:
After 10 years (2) - 1,609 - 1,620
MBS:
Residential MBS:
Federal Home Loan Mortgage Corporation (“FHLMC”)
1.72 870,323 1.72 901,779
GNMA
2.92 253,816 2.50 196,569
Federal National Mortgage Association (“FNMA”)
1.94 1,113,083 1.90 1,138,925
U.S. Agencies collateralized mortgage obligations (“CMOs”)
4.08 999,192 3.94 819,807
Private Label MBS
5.95 3,113 5.92 3,266
Commercial MBS 2.36 268,124 2.35 276,007
Total MBS
2.57 3,507,651 2.41 3,336,353
Government bonds:
Due within one year
4.75 1,071 4.94 1,044
After 1 to 5 years
6.85 53,409 7.05 54,611
After 5 to 10 years
4.49 10,438 4.78 10,376
After 10 years
7.13 14,870 7.46 14,870
6.57 79,788 6.81 80,901
ACL on held-to-maturity debt securities
- (641) - (733)
Total debt securities
2.57 $ 4,925,578 2.41 $ 4,818,595
(1)
Includes approximately $562.8 million in
callable debt securities with an
average yield of 1.85%, of which approximately
59% were purchased at a
discount. See “Risk Management” below
for further analysis of
the effects of
changing interest rates
on the Corporation’s
net interest income and
the Corporation’s
interest risk management
strategies. Also, refer
to Note 2 -
“Debt
Securities” for additional information regarding the Corporation’s debt securities portfolio.
(2)
Consists of a
residential pass-through MBS
issued by the
Puerto Rico Housing Finance
Authority ("PRHFA")
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
Corporation’s
Chief
Executive
Officer
(“CEO”),
the
Chief Financial
Officer (“CFO”),
the Chief
Risk Officer
(“CRO”), the
Treasurer,
the Chief
Consumer Officer
and Corporate
Chief
of
Staff,
the
Corporate
Strategic
and
Business
Development
Director,
the
Treasury
and
Investments
Risk
Manager,
the
Financial
Planning
and
Asset
and
Liability
Management
(“ALM”)
Director,
and
the
Chief
Operating
Officer
(“COO”).
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
Liquidity Risk Management
The Corporation manages
its liquidity in
a proactive manner and
in an effort
to maintain a sound
liquidity position. It uses
multiple
measures
to monitor
its liquidity
position,
including
core
liquidity,
basic
liquidity,
and time-based
reserve
measures. Cash
and
cash
equivalents
amounted to
$550.9 million
as of
March 31,
2026, compared
to $658.6
million
as of
December 31,
2025. When
adding
$2.3 billion of free high-quality liquid securities that could be liquidated or pledged within one day (which includes assets such as U.S.
government and
GSEs’ obligations),
the total core
liquidity amounted
to $2.9 billion
as of March
31, 2026, or
14.66% of total
assets,
compared to $2.6 billion, or 13.54%
of total assets as of December 31, 2025.
In addition
to the aforementioned
$2.9 billion in
cash and free
high quality
liquid assets, the
Corporation had $1.0
billion available
for credit with the FHLB based on the value of loans and
securities collateral pledged with the FHLB. As such, the basic liquidity ratio
(which
adds
such
available
secured
lines
of
credit
to
the
core
liquidity)
was
approximately
20.14%
of
total
assets
as
of
March
31,
2026,
compared to 19.39% of total assets as of December 31, 2025.
Further,
the
Corporation
also
maintains
borrowing
capacity
at
the
FED
Discount
Window
and
had
approximately
$2.6
billion
available for
funding under
the FED’s
Borrower-in-Custody (“BIC”)
Program as
of each
of March
31, 2026
and December
31, 2025
as an
additional
source of
liquidity.
Total
loans pledged
to the
FED BIC
Program
amounted to
$3.4 billion
as of
each of
March 31,
2026 and December 31, 2025. The
Corporation does not rely on uncommitted
inter-bank lines of credit (federal
funds lines) to fund its
operations.
In
the
aggregate,
as
of
March
31,
2026,
the
Corporation
had
$6.5
billion
available
to
meet
liquidity
needs,
or
134%
of
estimated uninsured
deposits, excluding
fully collateralized
government deposits
,
compared to
$6.3 billion
or 132%,
respectively,
as
of December 31, 2025.
Liquidity
at
the Bank
level
is highly
dependent
on
bank deposits,
which
fund
87.3%
of the
Bank’s
assets (or
84.7%
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
March 31, 2026 December 31, 2025
(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Construction undisbursed funds
$ 159,031 $ 191,879
Unused credit card lines
767,653 760,531
Unused personal lines of credit
34,512 34,932
Commercial lines of credit
1,145,553 1,146,541
Letters of credit:
Commercial letters of credit
41,011 32,252
Standby letters of credit
22,042 21,430
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
2026.
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
While
liquidity
is
an
ongoing
challenge
for
all
financial
institutions,
management
believes
that
the
Corporation’s
available
borrowing capacity and
efforts to grow
core deposits will be
adequate to provide
the necessary funding
for the Corporation’s
business
plans in the next 12 months and beyond.
Retail
and
commercial
core
deposits
–
The
Corporation’s
deposit
products
include
regular
saving
accounts,
demand
deposit
accounts,
money
market
accounts,
and
retail
CDs. As
of
March
31,
2026
and
December
31,
2025,
the
Corporation’s
core
deposits,
which
exclude
government
deposits
and
brokered
CDs,
totaled
$13.2
billion
and
$13.1
billion,
respectively.
The
$158.5
million
increase
in
such
deposits
was
driven
by
increases
of
$97.0
million
in
the
Puerto
Rico
region,
$37.8
million
in
the
Virgin
Islands
region, and $23.7
million in the Florida
region.
By deposit type, the
increase consisted of a
$115.4 million
increase in interest-bearing
deposits, of which $73.1 million was in the Puerto Rico region, and a $43.1 million increase in non-interest-bearing deposits.
Government deposits
(fully collateralized)
– As
of March
31, 2026,
the Corporation
had $2.4
billion of
Puerto Rico
public sector
deposits
($2.3
billion
in
transactional
accounts
and
$151.9
million
in
time
deposits),
compared
to
$2.5
billion
as
of
December
31,
2025.
Government
deposits
are
insured
by
the
FDIC
up
to
the
applicable
limits
and
the
uninsured
portions
are
fully
collateralized.
Approximately
20% of
the public
sector
deposits as
of
March
31,
2026 were
from municipalities
and
municipal
agencies
in
Puerto
Rico and 80% were from public corporations, the central
government and its agencies, and U.S. federal government agencies in Puerto
Rico.
The
uninsured
portions of
government
deposits were
collateralized
by securities
and
loans with
an amortized
cost of
$2.8
billion
and $3.0
billion as
of March
31, 2026
and December
31, 2025,
respectively,
and an
estimated market
value of
$2.6 billion
and $2.8
billion as
of March
31, 2026
and December
31, 2025,
respectively.
In addition
to securities
and loans,
as of
each of
March 31,
2026
and December 31, 2025,
the Corporation used $225.0
million in letters of credit
issued by the FHLB as
pledges for a portion
of public
deposits in the Virgin
Islands.
Estimate
of
Uninsured
Deposits
–
As
of
March
31,
2026
and
December
31,
2025,
the
estimated
amounts
of
uninsured
deposits
totaled
$7.4
billion and
$7.5 billion,
respectively,
including government
deposits, generally
representing
the portion
of deposits
that
exceed
the
FDIC
insurance
limit
of
$250,000
and
amounts
in
any
other
uninsured
deposit
account.
As
of
March
31,
2026
and
December
31,
2025,
the
uninsured
portion
of
fully
collateralized
government
deposits
amounted
to
$2.6
billion
and
$2.7
billion,
respectively.
Excluding
fully
collateralized
government
deposits,
the
estimated
amounts
of
uninsured
deposits
amounted
to
$4.8
billion
as
of
each
of
March
31,
2026
and
December
31,
2025,
which
represents
30.12%
and
29.79%
of
total
deposits
(excluding
brokered CDs), respectively.
The
estimated
amount
of
uninsured
deposits
is
calculated
based
on
the
same
methodologies
and
assumptions
used
for
our
bank
regulatory reporting requirements adjusted for cash held by wholly-owned subsidiaries at the Bank.
The following table presents by contractual maturities the amount of U.S. time deposits in excess of FDIC insurance limits (over
$250,000) and other time deposits that are otherwise uninsured as of March
31, 2026:
(In thousands)
3 months or
less
3 months to
6 months
6 months to
1 year Over 1 year Total
U.S. time deposits in excess of FDIC insurance limits
$ 267,792 $ 270,912 $ 434,412 $ 169,315 $ 1,142,431
Other uninsured time deposits $ 30,597 $ 9,782 $ 8,650 $ 4,096 $ 53,125
Brokered CDs
– Total brokered
CDs decreased by $86.5 million to $507.0 million as of March 31, 2026, driven by a decrease in the
Florida region.
The decrease reflects
maturing brokered
CDs amounting to
$119.6 million
with an all-in
cost of 4.42%
that were paid
off
during
the
first
quarter
of
2026,
partially
offset
by
$33.1
million
of
new
issuances
with
original
average
maturities
of
approximately 1.2 years and an all-in cost of 3.77%.
The average remaining term to maturity of the brokered CDs outstanding as of March 31, 2026 was approximately 1.0 year.

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
The
following
table
presents
the
remaining
contractual
maturities
and
weighted-average
interest
rates
of
brokered
CDs
as
of
March 31, 2026:
Total
Weighted-average
interest rate %
(In thousands)
Three months or less $ 92,188 4.17
Over three months to six months 81,539 4.06
Over six months to one year 185,268 3.89
Over one year to two years
105,138 3.80
Over two years to three years
27,401 4.44
Over four years to five years
5,952 4.63
Over five years
9,525 4.60
Total
$ 507,011 4.00
Refer to
“Net Interest
Income” above
for information
about average
balances of
interest-bearing deposits
and the
average interest
rate paid on such deposits for the quarters ended March 31, 2026 and 2025.
Borrowings
As of each of March 31, 2026 and December 31, 2025, total borrowings amounted to $290.0 million.
Advances
from
the
FHLB
–
The
Bank
is
a
member
of
the
FHLB
system
and
obtains
advances
to
fund
its
operations
under
a
collateral
agreement
with
the
FHLB
that
requires
the
Bank
to
maintain
qualifying
mortgages
and/or
investments
as
collateral
for
advances
taken.
As of
each of
March
31, 2026
and
December
31, 2025,
the total
outstanding
balance of
fixed-rate
FHLB advances
was $290.0 million.
During the first quarter
of 2026, the
Corporation added a
$90.0 million short-term
fixed-rate FHLB advance
with
an interest rate of 3.86%
and repaid at maturity $90.0
million of long-term FHLB advances
at an average rate of
4.49%. Of the $290.0
million
in
FHLB advances
as
of
March
31,
2026,
$100.0
million
were
pledged
with
investment
securities
and
$190.0
million
were
pledged with mortgage
loans. As of March
31, 2026, the Corporation
had $1.0 billion available
for additional credit on
FHLB lines of
credit based on collateral pledged at the FHLB of New York.
The following
table presents the
remaining contractual
maturities and
weighted-average interest
rates of
advances from
the FHLB
as of March 31, 2026:
Total
Weighted-average
interest rate %
(In thousands)
Three months or less $ 90,000 3.86
Over one year to two years 200,000 4.25
Total
(1)
$
290,000 4.13
(1) Average remaining term to maturity
of 1.13 years.
Securities
sold
under
agreements
to
repurchase
–
From
time
to
time,
the
Corporation
enters
into
repurchase
agreements
as
an
additional
source
of
funding.
As
of
each
of
March
31,
2026
and
December
31,
2025,
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
2026,
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
were $550.9
million as
of March
31, 2026,
a decrease
of $107.7
million when
compared to
December
31, 2025.
The following
discussion highlights
the major
activities and
transactions that
affected
the Corporation’s
cash flows
during
the first quarters of 2026 and 2025:
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
2026 and 2025,
net cash provided
by operating activities
was $121.1 million
and $108.2 million,
respectively.
Net cash
generated from
operating activities
was higher
than reported
net income
largely as
a result
of adjustments
for
non-cash items such
as depreciation and
amortization,
deferred income tax
expense and the provision
for credit losses, as
well as cash
generated from sales and repayments of loans held for sale.
Cash Flows from Investing Activities
The Corporation’s
investing activities primarily
relate to originating
loans to be
held for investment,
as well as
purchasing, selling,
and repaying
available-for-sale and
held-to-maturity debt
securities. For the
quarter ended March
31, 2026, net
cash used in
investing
activities
was
$62.2
million,
primarily
due
to
purchases
of
U.S.
agencies
MBS
and
debentures,
partially
offset
by
maturities
and
principal repayments of U.S. agencies MBS and debentures,
as well as proceeds from sales of repossessed assets.
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
Cash Flows from Financing Activities
The
Corporation’s
financing
activities
primarily
include
the
receipt
of
deposits
and
the
issuance
of
brokered
CDs,
the
issuance
and/or repayment of
long-term borrowings,
the issuance of equity
instruments, return of
capital, and activities
related to its short
-term
funding.
For
the
quarter
ended
March
31,
2026,
net
cash
used
in
financing
activities
was
$166.6
million,
mainly
reflecting
capital
returned to
stockholders and
a decrease
in total
deposits. In
addition, during
the first
quarter of
2026, the
Corporation added
a $90.0
million short-term fixed-rate FHLB advance and repaid at maturity $90.0 million of long-term FHLB advances.
For the quarter ended March
31, 2025, net cash used
in financing activities was $332.9
million, mainly reflecting the repayments
of
long-term borrowings,
consisting of
$180.0 million
in FHLB advances
and the
redemption of
junior subordinated
debentures;
capital
returned to stockholders; and a decrease in total deposits.

Capital
As
of
March
31,
2026,
the
Corporation’s
stockholders’
equity
was
$2.0
billion,
an
increase
of
$0.4
million
from
December
31,
2025. The increase
was driven by
net income generated
in the first quarter
of 2026, partially
offset by $50.0
million in common
stock
repurchases,
$31.5 million,
or $0.20
per common
share, in
common stock
dividends declared
in the
first quarter
of 2026,
and a
$6.2
million
decrease
in
the
fair
value
of
available-for-sale
debt
securities
due
to
changes
in
market
interest
rates
recognized
as
part
of
accumulated other comprehensive loss in the consolidated statements of financial condition.
On
April
22,
2026,
the
Corporation’s
Board
of
Directors
declared
a
quarterly
cash
dividend
of
$0.20
per
common
share.
The
dividend is
payable on
June 12,
2026 to
shareholders of
record at
the close
of business
on May
28, 2026.
The Corporation
intends to
continue
to
pay
quarterly
dividends
on
common
stock.
However,
the
Corporation’s
common
stock
dividends,
including
the
declaration, timing,
and amount, remain
subject to consideration
and approval by
the Corporation’s
Board of Directors
at the relevant
times.
On October 22, 2025, the Corporation announced
that its Board of Directors approved a stock repurchase
program authorizing up to
$200
million
of
its
outstanding
common
stock,
which
it
expects
to
execute
through
the
end
of
the
fourth
quarter
of
2026.
The
Corporation repurchased approximately
2.4 million shares of
common stock for a
total cost of $50.0
million during the first
quarter of
2026.
For
more
information,
see
Part
II,
Item
2,
“Unregistered
Sales
of
Equity
Securities
and
Use
of
Proceeds,”
and
Note
10
–
“Stockholders’ Equity,”
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
The
following
table
presents
a
reconciliation
of
the
Corporation’s
tangible
common
equity
and
tangible
assets,
non-GAAP
financial measures, to total common equity and total assets, respectively, as of the indicated dates:
March 31, 2026 December 31, 2025
(In thousands, except ratios and per share information)
Total common equity
- GAAP
$ 1,967,239 $ 1,966,865
Goodwill
(38,611) (38,611)
Other intangible assets
(3,240) (3,458)
Tangible common
equity - non-GAAP
$ 1,925,388 $ 1,924,796
Total assets - GAAP
$ 19,086,105 $ 19,132,892
Goodwill (38,611) (38,611)
Other intangible assets
(3,240) (3,458)
Tangible assets - non
-GAAP
$ 19,044,254 $ 19,090,823
Common shares outstanding
154,694 156,619
Tangible common
equity ratio - non-GAAP
10.11% 10.08%
Tangible book value
per common share - non-GAAP
$ 12.45 $ 12.29
See Note 18 – “Regulatory
Matters, Commitments and Contingencies”
to the unaudited consolidated financial
statements herein for
the regulatory capital positions of the Corporation and FirstBank as of
March 31, 2026 and December 31, 2025, respectively.

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
Rico Commissioner of Financial Institutions.
The Puerto Rico Banking
Law
provides that,
when the
expenditures of
a Puerto
Rico commercial
bank are
greater than
receipts, the
excess of
the expenditures
over
receipts
must
be
charged
against
the
undistributed
profits
of
the
bank,
and
the
balance,
if
any,
must
be
charged
against
the
legal
surplus
reserve,
as
a
reduction
thereof.
If
the
legal
surplus
reserve
is
not
sufficient
to
cover
such
balance
in
whole
or
in
part,
the
outstanding
amount
must
be charged
against
the
capital
account
and
the
Bank
cannot
pay
dividends
until
it
can
replenish
the
legal
surplus reserve
to an
amount of
at least
20% of
the original
capital contributed.
FirstBank’s
legal surplus
reserve, included
as part
of
retained earnings in
the Corporation’s
consolidated statements of
financial condition, amounted
to $262.5 million as
of each of March
31, 2026 and December 31, 2025. There were no transfers to the legal surplus reserve during the first quarter of 2026.
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

As of
March 31,
2026, the
Corporation forecasted
the 12-month
net interest
income assuming
March 31,
2026 interest
rate curves
remain
constant.
Then,
net
interest
income
was
estimated
under
rising
and
falling
rates
scenarios.
For
the
rising
rate
scenario,
a
gradual (ramp)
and immediate
(shock) parallel
upward shift
of the
yield curve
is assumed
during the
first twelve
months (the
“+300
ramp”, “+200
ramp” and
“+200 shock”
scenarios). Conversely,
for the
falling rate
scenario, a
gradual (ramp)
and immediate
(shock)
parallel downward shift
of the yield
curve is assumed during
the first twelve months
(the “-300 ramp”,
“-200 ramp” and “-200
shock”
scenarios).
The SOFR curve
for March 31,
2026, as compared
with December 31,
2025, reflects an
increase of 12
bps on average
in the short-
term sector of the curve, or
between one to twelve months;
an increase of 22 bps
in the medium-term sector of
the curve, or between 2
to 5
years; and
an increase
of 6
bps in
the long-term
sector of
the curve,
or over
5-year maturities.
A similar
change in
market rates
was observed in the Constant
Maturity Treasury yield
curve with an increase of 9
bps in the short-term sector
of the curve, an increase
of 26 bps in the medium-term sector of the curve, and an increase of 8 bps in the long-term sector of the curve.
The following table presents the results of the static simulations as of March 31, 2026 and December 31, 2025. Consistent with prior
years, these exclude non-cash changes in the fair value of derivatives:
Net Interest Income Risk
(% Change Projected for the next 12 months)
March 31, 2026 December 31, 2025
Gradual Change in Interest Rates:
+ 300 bps ramp
3.56% 3.57%
+ 200 bps ramp
2.39% 2.42%
- 300 bps ramp
-4.96% -5.13%
- 200 bps ramp
-3.27% -3.42%
Immediate Change in Interest Rates:
+ 200 bps shock
4.53% 4.31%
- 200 bps shock
-7.85% -8.01%
The Corporation
continues to
manage its
balance sheet
structure to
control and
limit the
overall interest
rate risk
by managing
its
asset
composition
while
maintaining
a
sound
liquidity
position.
See
“Risk
Management
–
Liquidity
Risk
Management”
above
for
liquidity ratios.
As of March
31, 2026 and
December 31, 2025,
the net interest
income simulations
show that the
Corporation continues
to have an
asset sensitive position for the next twelve months under a static balance sheet simulation.
Under gradual rising and
falling rate scenarios, the net
interest income simulation reflects
reduced interest rate sensitivity
compared
to
December
31,
2025,
driven
by
lower
sensitivity
on
the
assets
side
due
to
a
lower
interest-bearing
cash
position
and,
to
a
lesser
extent,
a
marginal
decrease
in
sensitivity
in
the
liabilities
side
driven
by
lower
balances
in
government
deposits,
which
are
market
linked, and brokered CDs.
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
Management,
consisting of
the Corporation’s
Chief Operating
Officer,
Chief Lending
Officer,
Credit Risk
Director,
Loan Review
Manager, and other senior executives
,
has the primary responsibility for setting strategies to achieve the
Corporation’s credit risk goals
and objectives. Management has documented these goals and objectives in the Corporation’s Credit Policy.
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
2026
and
December
31,
2025,
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
2026,
the
Corporation’s
ACL
model
considered
the
following
assumptions
for
key
economic
variables
in
the
probability-weighted economic scenarios:
●
CRE price
index at
the national level
with an
average projected
appreciation of
0.83% and
1.00% for
the remainder
of 2026
and for the year 2027, respectively
,
compared to an average projected
contraction of 0.45% for the remainder
of 2026, and an
average projected appreciation of 1.72% for the year 2027 as of December
31, 2025.
●
Regional
House Price Index
forecast in Puerto
Rico (purchase only
prices) is expected
to increase by
2.84% for the
next two
years as
of March
31, 2026,
compared to
an increase
of 2.72%
for the
next two
years projection
as of
December 31,
2025.
For
the
Florida
region,
the
House
Price
Index
forecast
as
of
March
31,
2026
and
December
31,
2025
was
projected
to
decrease by 0.36%
and 0.23%, respectively, for the first two
years of the projection.
●
Average
regional unemployment rate
in Puerto Rico is
forecasted at 6.29%
for the remainder
of 2026 and 6.37%
for the year
2027, compared
to 6.49%
for the
remainder of
2026
and 6.42%
for the
year 2027
as of December
31, 2025.
For the
Florida
region and
the U.S. mainland,
average unemployment
rate is forecasted
at 4.85%
and 5.20%,
respectively,
for the
remainder
of
2026,
and
4.78%
and
5.24%,
respectively,
for
the
year
2027,
compared
to
5.10%
and
5.54%,
respectively,
for
the
remainder of 2026, and 4.71% and 5.18%, respectively,
for the year 2027, as of December 31, 2025.
●
Annualized change in
GDP in the U.S.
mainland of 2.07% for
the remainder of 2026
and 1.31%
for the year 2027,
compared
to 1.06%
for the remainder of 2026
and 1.63%
for the year 2027, as of December 31, 2025.
It is difficult to estimate how potential changes
in one factor or input might affect the overall ACL because
management considers a
wide variety of
factors and inputs in
estimating the ACL.
Changes in the
factors and inputs considered
may not occur
at the same rate
and may not be consistent
across all geographies or product
types, and changes in factors
and inputs may be directionally
inconsistent,
such that improvement
in one factor
or input may
offset deterioration
in others. However,
to demonstrate the
sensitivity of credit
loss
estimates
to
macroeconomic
forecasts
as
of
March
31,
2026,
management
compared
the
modeled
estimates
under
the
probability-
weighted
economic
scenarios
against
a
more
adverse
scenario.
Such
scenario
incorporates
an
additional
adverse
scenario
and
decreases the
weight applied
to the
baseline scenario.
Under this
more adverse
scenario, as
an example,
average unemployment
rate
for the
Puerto Rico
region increases
to 6.63%
for the
remainder of
2026, compared
to 6.29%
for the
same period
on the
probability-
weighted economic scenario projections.
To
demonstrate
the
sensitivity
to
key
economic
parameters
used
in
the
calculation
of
the
ACL
at
March
31,
2026,
management
calculated
the
difference
between
the
quantitative
ACL
and
this
more
adverse
scenario.
Excluding
consideration
of
qualitative
adjustments,
this sensitivity
analysis
would
result in
a hypothetical
increase
in the
ACL of
approximately
$44
million at
March
31,
2026.
This analysis
relates only
to the
modeled credit
loss estimates
and is
not intended
to estimate
changes in
the overall
ACL as
it
does
not
reflect
any
potential
changes
in
other
adjustments
to
the
qualitative
calculation,
which
would
also
be
influenced
by
the
judgment
management
applies
to
the
modeled
lifetime
loss
estimates
to
reflect
the
uncertainty
and
imprecision
of
these
estimates
based
on
current
circumstances
and
conditions.
Recognizing
that
forecasts
of
macroeconomic
conditions
are
inherently
uncertain,
particularly in
light of
recent economic
conditions and
challenges, which
continue to
evolve, management
believes that
its process
to
consider the
available information
and associated
risks and
uncertainties is
appropriately governed
and that
its estimates
of expected
credit losses were reasonable and appropriate for the period ended
March 31, 2026.
As of March 31, 2026,
the ACL for loans and
finance leases was $245.1
million, a decrease of $3.9
million, from $249.0 million
as
of December
31, 2025.
The decrease
was mainly
related to
the ACL
for consumer
loans, which
decreased by
$2.6 million,
driven by
improvements in macroeconomic variables,
mainly in the projection of the unemployment
rate, and lower delinquency levels, partially
offset by higher qualitative reserves associated with geopolitical uncertainty driven by,
among other things, higher oil prices as a result
of the conflict
in the Middle
East. In addition,
the ACL for
commercial and
construction loans decreased
by $1.8 million,
mainly due
to
improvements
in
the
projections
of
the
unemployment
rate
and
the
CRE
price
index,
net
of
aforementioned
qualitative
reserves,
partially offset by renewals and refinancings.
Meanwhile,
the
ACL
for
residential
mortgage
loans
increased
by
$0.5
million,
driven
by
loan
growth
and
the
aforementioned
geopolitical uncertainty,
partially offset by an improvement in the projection of the unemployment rate.
The
ratio
of
the
ACL
for
loans
and
finance
leases
to
total
loans
held
for
investment
decreased
to
1.87%
as
of
March
31,
2026,
compared to 1.90% as of December 31, 2025. An explanation for the change for each portfolio follows:
●
The ACL to
total loans ratio
for the residential
mortgage loan portfolio
increased from 1.41%
as of December
31, 2025 to
1.42% as of March 31, 2026, driven by the aforementioned factors.

●
The ACL
to total
loans ratio
for the construction
loan portfolio
decreased from
2.14% as
of December
31, 2025
to 1.70%
as
of
March
31,
2026,
mainly
due
to
the
conversion
of
a
construction
loan
with
a
higher
loss
rate
to
a
commercial
mortgage loan.
●
The ACL
to total
loans ratio
for the
commercial mortgage
loan portfolio
decreased from
0.93% as
of December
31, 2025
to 0.90%
as of
March 31,
2026, driven
by improvements
in the
projection of
the CRE
price index,
partially offset
by the
aforementioned conversion.
●
The
ACL to
total loans
ratio for
the C&I
loan portfolio
increased
from
1.12%
as of
December
31,
2025
to 1.14%
as of
March
31,
2026,
driven
by
renewals
and
refinancings,
partially
offset
by
improvements
in
macroeconomic
variables,
mainly in the projection of the unemployment rate.
●
The ACL to
total loans ratio
for the consumer
loan portfolio decreased
from 3.70% as
of December
31, 2025
to 3.67% as
of March 31, 2026, driven by the aforementioned factors.
The ratio of
the total ACL
for loans and
finance leases to
nonaccrual loans held
for investment was
279.29%
as of March
31, 2026,
compared to 269.05% as of December 31, 2025.
See “Results of Operations
- Provision for
Credit Losses” above
and Note 4 –
“Allowance for Credit
Losses for Loans
and Finance
Leases” above for additional information.
Quarter Ended March 31,
2026 2025
(Dollars in thousands)
ACL for loans and finance leases, beginning of year $ 249,037 $ 243,942
Provision for credit losses - expense (benefit):
Residential mortgage 239 1,004
Construction (2,361) (421)
Commercial mortgage 360 1,656
C&I 1,017 3,353
Consumer loans and finance leases 17,915 19,245
Total provision for credit losses
- expense
17,170 24,837
Charge-offs:
Residential mortgage (130) (235)
Commercial mortgage (562) -
C&I (390) (77)
Consumer loans and finance leases (26,119) (27,898)
Total charge-offs (27,201) (28,210)
Recoveries:
Residential mortgage 354 217
Construction 13 14
Commercial mortgage 40 40
C&I
81 154
Consumer loans and finance leases 5,566 6,275
(1)
Total recoveries 6,054 6,700
Net charge-offs (21,147) (21,510)
ACL for loans and finance leases, end of period $ 245,060 $ 247,269
ACL for loans and finance leases to period-end total loans
held for investment
1.87% 1.95%
Net charge-offs to average loans outstanding
during the period
0.65% 0.68%
(2)
Provision for credit losses - expense for loans and finance
leases to net charge-offs during the period
0.81x 1.15x
(1) Includes recoveries totaling $2.4 million associated with the bulk sale of fully charged-off consumer loans and finance leases.
(2) The recoveries associated with the aforementioned bulk sale reduced the ratio of total net charge-off to related average loans by 8 bps.

The following tables set forth information concerning the composition of the
Corporation's loan portfolio and related ACL by loan
category, and the percentage
of loan balances in each category to the total of such loans as of the indicated dates:
As of March 31, 2026
Residential
Mortgage
Loans
Commercial
Mortgage
Loans
C&I
Loans
Consumer Loans
and Finance
Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:
Amortized cost of loans
$ 2,914,898 $ 195,267 $ 2,627,113 $ 3,694,843 $ 3,658,956 $ 13,091,077
Percent of loans in each category to total loans
22
%
1
%
20
%
28
%
29
%
100
%
Allowance for credit losses
$ 41,534 $ 3,324 $ 23,670 $ 42,124 $ 134,408 $ 245,060
Allowance for credit losses to amortized cost
1.42
%
1.70
%
0.90
%
1.14
%
3.67
%
1.87
%
As of December 31, 2025
Residential
Mortgage
Loans
Commercial
Mortgage
Loans
C&I
Loans
Consumer Loans
and Finance
Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:
Amortized cost of loans
$ 2,908,302 $ 265,568 $ 2,554,252 $ 3,688,358 $ 3,708,876 $ 13,125,356
Percent of loans in each category to total loans
22% 2% 19% 28% 29% 100
%
Allowance for credit losses
$ 41,071 $ 5,672 $ 23,832 $ 41,416 $ 137,046 $ 249,037
Allowance for credit losses to amortized cost
1.41
%
2.14
%
0.93
%
1.12
%
3.70
%
1.90%
Allowance for Credit Losses for Unfunded
Loan Commitments
The Corporation estimates
expected credit losses
over the contractual
period in which
the Corporation is
exposed to credit
risk as a
result
of
a
contractual
obligation
to
extend
credit,
such as
pursuant
to unfunded
loan
commitments
and
standby
letters of
credit
for
commercial and
construction loans,
unless the
obligation is
unconditionally cancellable
by the
Corporation. The
ACL for
off-balance
sheet credit
exposures is
adjusted as
a provision
for credit
loss expense.
As of
March 31,
2026, the
ACL for
off-balance
sheet credit
exposures increased by $0.1 million to $3.1 million, when compared to December 31, 2025.
Allowance for Credit Losses for Debt Securities
As of
March 31,
2026,
the ACL
for debt
securities was
$1.5 million,
of which
$0.6 million
was related
to Puerto
Rico municipal
bonds classified as held-to-maturity,
compared to $1.5 million and $0.7 million, respectively,
as of December 31, 2025.
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
in the 2025
Annual Report on
Form 10-K for
information on
the policies followed
by the Corporation to classify loans in nonaccrual status or 90 days and still accruing.

The following table shows non-performing assets by geographic segment as of the indicated dates:
March 31, 2026 December 31, 2025
(In thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage $ 11,875 $ 12,637
Construction 4,458 4,581
Commercial mortgage 1,581 1,913
C&I 26,010 27,211
Consumer loans and finance leases 19,316 20,891
Total nonaccrual loans held for investment 63,240 67,233
OREO 5,685 6,661
Other repossessed property 13,055 12,216
Other assets
(1)
1,609 1,620
Total non-performing assets $ 83,589 $ 87,730
Past due loans 90 days and still accruing $ 28,078 $ 30,643
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage $ 4,923 $ 5,407
Construction 956 955
Commercial mortgage 5,861 6,469
C&I 611 644
Consumer loans 356 529
Total nonaccrual loans held for investment 12,707 14,004
OREO
659 861
Other repossessed property 69 173
Total non-performing assets $ 13,435 $ 15,038
Past due loans 90 days and still accruing $ 871 $ 1,270
United States:
Nonaccrual loans held for investment:
Residential mortgage $ 11,273 $ 11,125
C&I 479 187
Consumer loans 45 14
Total nonaccrual loans held for investment 11,797 11,326
Total non-performing assets $ 11,797 $ 11,326
Total:
Nonaccrual loans held for investment:
Residential mortgage $ 28,071 $ 29,169
Construction 5,414 5,536
Commercial mortgage 7,442 8,382
C&I 27,100 28,042
Consumer loans and finance leases 19,717 21,434
Total nonaccrual loans held for investment 87,744 92,563
OREO 6,344 7,522
Other repossessed property 13,124 12,389
Other assets (1) 1,609 1,620
Total non-performing assets $ 108,821 $ 114,094
Past due loans 90 days and still accruing
(2) (3) (4) (5)
$ 28,949 $ 31,913
Non-performing assets to total assets
0.57% 0.60%
Nonaccrual loans held for investment to total loans held for investment 0.67% 0.71%
ACL for loans and finance leases
$
245,060
$
249,037
ACL for loans and finance leases to total nonaccrual loans held for investment
279.29% 269.05%
ACL for loans and finance leases to total nonaccrual loans held for investment, excluding residential real estate loans
410.67% 392.84%
(1)
Residential pass-through MBS issued by the PRHFA held as
part of the available-for-sale debt securities portfolio.
(2)
Includes purchased
credit deteriorated
("PCD") loans
previously accounted
for under
ASC Subtopic
310-30 for
which the
Corporation made
the accounting
policy election
to treat
each pool
as a
single asset, both at the time of adoption
of current expected credit loss ("CECL") methodology on
January 1, 2020 and on an ongoing basis for
credit loss measurement. These loans will continue to
be excluded from
nonaccrual loan statistics
as long as
the Corporation can
reasonably estimate the
timing and amount
of cash flows
expected to be
collected on the
loan pools. The
portion of such
loans contractually past due 90 days or more amounted to $4.2 million and $4.8 million as of March 31,
2026 and December 31, 2025, respectively.
(3)
Includes Federal Housing Authority ("FHA")/U.S.
Department of Veterans
Affairs ("VA")
government-guaranteed residential mortgage loans
as loans past due 90 days
and still accruing as opposed
to nonaccrual
loans. The
Corporation continues
accruing interest
on these
loans until
they have
passed the
15 months
delinquency
mark, taking
into consideration
the FHA
interest curtailment
process. These balances
include $3.9 million
and $4.1 million
of FHA government
guaranteed residential mortgage
loans that were
over 15 months
delinquent as of
March 31, 2026
and December
31, 2025, respectively.
(4)
These includes rebooked loans,
which were previously
pooled into GNMA securities,
amounting to $6.7 million
as of each of
March 31, 2026 and
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

Total
non-performing assets
decreased by
$5.3 million
to $108.8
million as
of March
31, 2026,
compared to
$114.1
million as
of
December 31, 2025. The decrease
in non-performing assets was driven
by a $4.8 million decrease in nonaccrual
loans consisting of (i)
a $2.0
million decrease in
nonaccrual commercial
and construction
loans, primarily
due to a
$1.2 million
repayment of a
C&I loan in
the Puerto
Rico region
in the
food retail
industry,
and a
$0.6 million
charge-off
of a
commercial mortgage
loan in
the Virgin
Islands
region;
(ii) a $1.7 million decrease in
nonaccrual consumer loans, mainly
in the auto loan portfolio;
and (iii) a $1.1 million decrease
in
nonaccrual residential
mortgage loans.
In addition,
the OREO
portfolio balance
decreased by
$1.2 million,
mainly attributable
to the
sale of residential properties in the Puerto Rico region, partially offset by an increase of $0.7 million in other repossessed properties.
The
following
tables
present
the
activity
of
commercial
and
construction
nonaccrual
loans
held
for
investment
for
the
indicated
periods:
Construction
Commercial
Mortgage C&I Total
(In thousands)
Quarter Ended March 31, 2026
Beginning balance
$ 5,536 $ 8,382 $ 28,042 $ 41,960
Plus:
Additions to nonaccrual
- 64 1,123 1,187
Less:
Loans returned to accrual status
- (65) - (65)
Nonaccrual loans transferred to OREO
- - (199) (199)
Nonaccrual loans charge-offs
- (562) (253) (815)
Loan collections
(122) (377) (1,613) (2,112)
Ending balance
$ 5,414 $ 7,442 $ 27,100 $ 39,956
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
Quarter Ended March 31,
2026 2025
(In thousands)
Beginning balance
$ 29,169 $ 31,949
Plus:
Additions to nonaccrual
3,413 4,585
Less:
Loans returned to accrual status
(2,069) (3,699)
Nonaccrual loans transferred to OREO
(171) (647)
Nonaccrual loans charge-offs
(8) (36)
Loan collections
(2,263) (1,359)
Ending balance
$ 28,071 $ 30,793
The
amount of
nonaccrual
consumer
loans, including
finance
leases, decreased
by
$1.7 million
to $19.7
million
as of
March
31,
2026,
mainly
related
to
a
decrease
in
the
auto
loan
portfolio.
The
inflows
of
nonaccrual
consumer
loans
during
the
quarter
ended
March 31, 2026 amounted to $29.7
million, compared to inflows of $24.9 million for the same period in 2025.
As
of
March
31,
2026,
approximately
$33.3
million,
or
38%,
of
the
loans
placed
in
nonaccrual
status,
mainly
commercial
and
residential
mortgage
loans,
were
current,
or
had
delinquencies
of
less
than
90
days
in
their
interest
payments.
Collections
on
nonaccrual loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.
During
the
quarter
ended
March
31,
2026,
interest
income
of
approximately
$0.5
million
related
to
nonaccrual
commercial
and
construction
loans
with
a
carrying
value
of
$27.0
million
as
of
March
31,
2026
was
applied
against
the
related
principal
balances
under the cost-recovery method.
Total loans in early
delinquency (
i.e.
, 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $110.5
million as
of March
31, 2026,
a decrease
of $34.5
million, compared
to $145.0
million as
of December
31, 2025,
driven by
a $31.0
million decrease in consumer loans, primarily in the auto loan portfolio.
In
addition,
the
Corporation
provides
homeownership
preservation
assistance
to
its
customers
through
a
loss
mitigation
program. Depending upon the nature of a borrower’s
financial condition, restructurings or loan
modifications through this program are
provided,
as well
as other
modifications of
individual C&I,
commercial
mortgage, construction,
and residential
mortgage loans.
For
the
quarters
ended
March
31,
2026
and
2025,
loans
modified
to
borrowers
experiencing
financial
difficulty
had
an
amortized
cost
basis of $4.1 million and $3.0 million, respectively
.
See Note 3 – “Loans Held for Investment” for additional information and statistics
about the Corporation’s modified loans.

The following tables show the composition of the OREO portfolio as of
March 31, 2026 and December 31, 2025, as well as the
activity of the OREO portfolio by geographic area during the quarter ended March 31, 2026:
OREO Composition by Region
As of March 31, 2026
(In thousands) Puerto Rico Virgin Islands Consolidated
Residential
$ 4,448 $ 659 $ 5,107
Construction 442 - 442
Commercial 795 - 795
$ 5,685 $ 659 $ 6,344
As of December 31, 2025
(In thousands) Puerto Rico Virgin Islands Consolidated
Residential
$ 5,663 $ 861 $ 6,524
Construction 386 - 386
Commercial 612 - 612
$ 6,661 $ 861 $ 7,522
OREO Activity by Region
Quarter Ended March 31, 2026
(In thousands) Puerto Rico Virgin Islands Consolidated
Beginning balance $ 6,661 $ 861 $ 7,522
Additions 1,062 - 1,062
Sales (1,999) (202) (2,201)
Subsequent measurement adjustments 5 - 5
Other adjustments (44) - (44)
Ending balance $ 5,685 $ 659 $ 6,344

The following table presents information about the OREO inventory and related gains and losses for the indicated periods:
Quarter Ended March 31,
2026 2025
(Dollars in thousands)
OREO
OREO activity (number of properties):
Beginning property inventory 95 181
Properties acquired 7 13
Properties disposed (23) (33)
Ending property inventory 79 161
Average holding period (in days)
Residential 711 522
Construction 1,861 1,641
Commercial 4,102 3,820
Total average holding period (in days) 2,102 1,360
OREO operations (gain) loss:
Market adjustments and net gain on sale:
Residential $ (1,057) $ (1,199)
Construction (38) (48)
Commercial (29) (12)
Total net gain (1,124) (1,259)
Other OREO operations expenses 187 130
Net Gain on OREO operations $ (937) $ (1,129)

Net Charge-offs and Total
Credit Losses
Net
charge-offs
totaled
$21.1
million
for
the
first
quarter
of
2026,
or
an
annualized
0.65%
of
average
loans,
compared
to
$21.4
million, or an annualized
0.68% of average loans, for
the same period in 2025. The
$0.3 million decrease was driven
by a $1.1 million
reduction in
consumer loans
and finance
leases net
charge-offs,
mainly in
the unsecured
loan portfolios,
after considering
the impact
of the aforementioned $2.4 million
in recoveries related to the
bulk sale recognized during the
first quarter of 2025. This improvement
was partially offset
by a $0.9
million increase
in commercial
and construction
loans net charge
-offs, driven
by a $0.6
million charge-
off on a nonaccrual commercial mortgage loan in
the Virgin Islands region
during the first quarter of 2026.
The following table presents net (recoveries) charge-offs
to average loans held-in-portfolio for the indicated periods:
Quarter Ended March 31,
2026 2025
Residential mortgage
(0.03) % 0.00%
Construction
(0.02) % (0.02) %
Commercial mortgage 0.08% (0.01) %
C&I 0.03% (0.01) %
Consumer loans and finance leases 2.23% 2.31%
(1)
Total loans 0.65% 0.68%
(1)
(1)
Includes $2.4 million in recoveries associated with the bulk sale of fully charged-off consumer loans and finance leases, which reduced the ratios of consumer loans and finance leases and total net charge-offs to related average loans by 25 bps and 8 bps, respectively.
The following table presents net (recoveries) charge-offs
to average loans held in various portfolios by geographic segment for the indicated periods:
Quarter Ended March 31,
2026 2025
PUERTO RICO:
Residential mortgage (0.04) % 0.00%
Commercial mortgage (0.00) % - %
C&I 0.05% (0.02) %
Consumer loans and finance leases
2.26% 2.34%
(1)
Total loans 0.82% 0.87%
(1)
VIRGIN ISLANDS:
Residential mortgage 0.01% - %
Commercial mortgage 2.90% (0.20) %
C&I 0.00% 0.06%
Consumer loans and finance leases 0.94% 0.95%
Total loans 0.57% 0.14%
FLORIDA:
Residential mortgage 0.00% (0.01) %
Construction
(2.41) % (0.13) %
C&I (0.00) % (0.00) %
Consumer loans and finance leases (1.08) % (0.17) %
Total loans (0.00) % (0.01) %
(1) The recoveries associated with the aforementioned bulk sale reduced the ratios of consumer loans and finance leases and total net charge-offs to related average loans by 25 bps and 9 bps, respectively.

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
General
Counsel,
reporting
to
the
CEO,
oversees
enterprise-wide
compliance
and
manages
the
Corporation’s
compliance
risk
assessment
process.
Compliance
officers
embedded
in
major business areas report directly to the Corporate Compliance Group.
Concentration Risk
The Corporation’s
operations are geographically
concentrated in Puerto Rico,
its main market.
Of the total gross loan
portfolio held
for investment of
$13.1 billion as of
March 31, 2026, the
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
,
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
There
are
other
indicators
that
gauge
economic
activity
and
are
published
with
greater
frequency,
for
example,
the
Economic
Development
Bank
for
Puerto
Rico’s
Economic
Activity
Index
(“EDB-EAI”).
Although
not
a
direct
measure
of
Puerto
Rico’s
real
GNP,
the EDB-EAI
is correlated
to Puerto
Rico’s
real GNP.
During the
12-month period
ended on
January 31,
2026, the
EDB-EAI
averaged
127.9,
decreasing
by
0.2%
on
a
year-over-year
basis,
primarily
reflecting
reductions
in
electric
energy
generation
and
gasoline
consumption.
For
January
2026,
estimates
showed
that
the
EDB-EAI
stood
at
127.2,
up
0.3%
on
a
year-over-year
basis,
marking the fourth consecutive month with a positive year-over-year variance.
Labor market trends
remain stable. Data
published by the
Bureau of Labor
Statistics showed that
non-farm payrolls during
the first
two months of 2026 in Puerto Rico decreased by 0.1%
versus the comparable figure in 2025, primarily driven by
payrolls in the public
sector as
these decreased
by 2.2%
year-over-year,
partially offset
by jobs
in the
private sector
which continued
to move
in the
right
direction,
increasing
by
0.4%
on
a
year-over-year
basis.
Key
industries
driving
private-sector
payroll
growth
include
Construction
with a year-over-year
increase of 3.1%
and Leisure &
Hospitality with a
positive variance of
5.3%. The unemployment
rate remained
stable, averaging 5.6% during the first two months of 2026.

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
related
to
PREPA
bonds remains
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
Infrastructure reconstruction
continues to
advance, particularly
in the
aftermath of
Hurricane Maria
in 2017.
As of
April 22,
2026,
over
5,000
projects
had
already
been
completed
under
FEMA’s
Public
Assistance
Permanent
Work
programs
while
nearly
19,200
projects
were
active
across
different
stages
of
execution
for
a
total
cost
of
$12.0
billion,
equivalent
to
approximately
31%
of
the
agency’s $38.7 billion obligation,
according to the Central Office for Recovery,
Reconstruction and Resiliency (“COR3”).
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
decreases
or
Medicaid
costs
increase.
Certain
expenses
are
exempt
from
the
hold
back,
including
pensions,
public
safety,
certain
transportation costs, and sales tax.
Exposure to Puerto Rico Government
As of March 31,
2026, the Corporation
had $297.5 million of
direct exposure to the
Puerto Rico government,
its municipalities and
public
corporations,
a
decrease
of
$0.3
million
compared
to
$297.8
million
as
of
December
31,
2025.
As
of
March
31,
2026,
approximately $211.5
million of the exposure consisted of
loans and obligations of municipalities in
Puerto Rico that are supported
by
assigned
property
tax
revenues
and
for
which,
in
most
cases,
the
good
faith,
credit
and
unlimited
taxing
power
of
the
applicable

municipality have
been pledged
to their
repayment, and
$42.3 million
consisted of
loans and
obligations which
are supported
by one
or
more
specific
sources
of
municipal
revenues.
The
Corporation’s
exposure
to
Puerto
Rico
municipalities
consisted
primarily
of
senior priority loans and obligations concentrated
in six of the largest municipalities in Puerto Rico. The
municipalities are required by
law to
levy special
property taxes
in such
amounts as
are required
for the
payment of
all of
their respective
general obligation
bonds
and
notes.
In
addition
to
municipalities,
the
total
direct
exposure
also
included
$8.6
million
in
a
loan
extended
to
an
affiliate
of
PREPA,
$32.4
million
in
loans
to
a
public
corporation
of
the
Puerto
Rico
government,
and
an
obligation
of
the
Puerto
Rico
government,
specifically
a
residential
pass-through
MBS
issued
by
the
PRHFA,
at
an
amortized
cost
of
$2.7
million
as
part
of
its
available-for-sale debt securities portfolio (fair value of $1.6 million as of
March 31, 2026).
The
following
table
details
the
Corporation’s
total
direct
exposure
to
Puerto
Rico
government
obligations
according
to
their
maturities:
As of March 31, 2026
Investment
Portfolio
(Amortized cost) Loans
Total
Exposure
(In thousands)
Puerto Rico Housing Finance Authority:
After 10 years
$ 2,655 $ - $ 2,655
Total Puerto Rico Housing Finance Authority 2,655 - 2,655
Public corporation of the Puerto Rico government:
Due within one year
- 14,734 14,734
After 1 to 5 years
- 17,665 17,665
Total public corporation of the Puerto Rico government - 32,399 32,399
Affiliate of the Puerto Rico Electric Power Authority:
After 1 to 5 years
- 8,619 8,619
Total Puerto Rico government affiliate - 8,619 8,619
Total Puerto Rico public corporations and government affiliate - 41,018 41,018
Municipalities:
Due within one year
1,071 - 1,071
After 1 to 5 years
53,409 112,631 166,040
After 5 to 10 years
10,438 61,402 71,840
After 10 years
14,870 - 14,870
Total Municipalities 79,788 174,033 253,821
Total Direct
Government Exposure
$ 82,443 $ 215,051 $ 297,494
Also, as
of March
31, 2026,
the outstanding
balance of
construction loans
funded through
conduit financing
structures to
support
the federal programs of Low-Income
Housing Tax
Credit combined with other federal
programs amounted to $81.6 million,
compared
to $92.4
million as
of December
31, 2025.
The main
objective of
these programs
is to
spur development
in new
or rehabilitated
and
affordable
rental housing.
PRHFA,
as program
subrecipient and
conduct issuer,
issues tax-exempt
obligations which
are acquired
by
private
financial
institutions
and
are
required
to
co-underwrite
with
PRHFA
a
mirror
construction
loan
agreement
for
the
specific
project
loan
to
which
the
Corporation
will
serve
as
ultimate
lender,
but
where
the
PRHFA
will
be
the
lender
of
record.
The
total
amount of unfunded loan commitments related to these loans as of March
31, 2026 was $55.3 million.
In addition,
as of March
31, 2026, the
Corporation had
$66.0 million
in exposure
to residential mortgage
loans that are
guaranteed
by the PRHFA,
a governmental instrumentality
that has been
designated as a
covered entity under
PROMESA (December
31, 2025 –
$67.1
million).
Residential
mortgage
loans
guaranteed
by
the
PRHFA
are
secured
by
the
underlying
properties
and
the
guarantees
serve to
cover shortfalls
in collateral
in the
event of
a borrower
default. The
Puerto Rico government
guarantees up
to $75 million
of
the
principal
for
all
loans
under
the
mortgage
loan
insurance
program.
According
to
the
most
recently
released
audited
financial
statements of the PRHFA,
as of June 30, 2025, the PRHFA’s
mortgage loans insurance program covered
loans in an aggregate amount
of approximately $346 million. The regulations adopted
by the PRHFA require
the establishment of adequate reserves to guarantee
the
solvency of
the mortgage
loans insurance
program;
as of
June 30,
2025, PRHFA
was in
compliance with
the regulations.
As of
June
30,
2025,
the most
recent
date as
of which
information
is available,
the PRHFA
had
a liability
of approximately
$0.4 million
as an
estimate of the losses inherent in the portfolio.
As
of
March
31,
2026
and
December
31,
2025,
the
Corporation
had
$2.4
billion
and
$2.5
billion,
respectively,
of
public
sector
deposits
in
Puerto
Rico.
Approximately
20%
of
the
public
sector
deposits
as
of
March
31,
2026
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
Over the
past four
years, the USVI
has been
recovering from
the adverse
impact caused by
COVID-19 and
has continued
to make
progress
on
its
rebuilding
efforts
related
to
Hurricanes
Irma
and
Maria,
which
occurred
in
September
2017.
According
to
data
published
by
FEMA,
there
were over
$26.2
billion
in obligated
disaster
recovery
funds
for
the USVI
as of
December 31,
2025,
up
$5.7
billion
(or
28%)
from
the comparable
figure a
year
earlier.
During
the 12-month
period
ended December
31,
2025,
over $584
million
were
disbursed
in
the
territory,
representing
a
year-over-year
reduction
of
13%
primarily
due
to
a
decrease
in
Community
Development Block Grant-related disbursements.
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
As of
March
31,
2026 and
December 31,
2025,
the
Corporation
had $168.3
million
and $138.7
million,
respectively,
in
loans to
USVI public
corporations.
As of
March 31,
2026, approximately
$49.7 million
were fully
collateralized by
cash balances
held at
the
Bank,
$30.4
million
were supported
by
a utility
public
corporation
general
fund,
and
$88.2
million
were supported
by one
or more
specific
sources
of
revenues.
As
of
March
31,
2026,
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
March 31, 2026,
the end of
the period covered
by this Quarterly
Report on Form
10-Q. Based on
this evaluation, the
Chief Executive
Officer
and Chief
Financial Officer
concluded that
the Corporation’s
disclosure
controls and
procedures were
effective
as of
March
31,
2026
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
2026 that have
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
18
–
“Regulatory
Matters,
Commitments
and
Contingencies,”
to
the
unaudited
consolidated financial statements herein, which is incorporated by reference in this Part II, Item 1.
ITEM 1A.
RISK FACTORS
The Corporation’s business, operating results and/or the market price of our common stock may be significantly affected by a number of factors. A detailed
discussion of certain
risk factors that
could affect
the Corporation’s future
operations, financial
condition or results
for
future periods is set forth in Part I, Item 1A, “Risk Factors,” in the 2025 Annual Report on Form 10-K. These risk factors, and others, could cause actual
results to
differ materially
from historical
results or
the results
contemplated by
the forward-looking statements
contained in
this report. Also,
refer to the
discussion in
“Forward-Looking Statements” and
Part I, Item
2, “Management’s
Discussion and
Analysis of
Financial Condition and Results
of Operations,” in this Quarterly
Report on Form 10-Q for
additional information that may supplement
or
update the discussion of risk factors in the
2025 Annual Report on Form 10-K.
There have been no material changes from those risk factors previously disclosed in Part I, Item 1A., “Risk Factors,” in the 2025 Annual
Report on Form 10-K.

ITEM 2.
UNREGISTERED
SALES OF
EQUITY SECURITIES
AND USE OF
PROCEEDS
The Corporation did not have any unregistered sales
of equity securities during the quarter ended March
31, 2026.
Issuer Purchases of Equity Securities
The following table provides information in relation
to the Corporation’s purchases of its common stock during
the quarter ended March
31, 2026.
Period
Total Number of Shares
Purchased
Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
(1)
Approximate Dollar Value
of Shares that May Yet
be
Purchased Under the Plans
or Programs (in
thousands)
(1)
January 1, 2026 - January 31, 2026 53,933 $ 20.52 53,625 $ 187,200
February 1, 2026 - February 28, 2026 138,097 21.21 138,097 184,271
March 1, 2026 - March 31, 2026 2,442,261 20.72 2,217,470 138,300
Total 2,634,291
(2)
2,409,192
(1)
As of March 31,
2026, the Corporation was
authorized to purchase up
to $200 million of the
Corporation's common stock
under the program that
was publicly announced on
October 22,
2025.
Repurchases
under
the
program
may
be
executed
through
open
market
purchases,
accelerated
share
repurchases,
privately
negotiated
transactions
or
plans,
including
plans
complying with Rule
10b5-1 under the
Exchange Act.
The stock
repurchase program
does not obligate
it to acquire
any specific
number of shares
and does
not have an
expiration date.
The stock
repurchase
program may
be modified,
suspended,
or terminated
at
any time
at
the Corporation’s
discretion.
During
the
first quarter
of 2026,
the Corporation
repurchased
approximately $50.0 million in common stock.
(2)
Includes 225,099 shares of common stock acquired by
the Corporation to cover minimum tax withholding
obligations upon the vesting of equity-based awards.
The Corporation intends to
continue to satisfy statutory tax withholding obligations in connection with the vesting of outstanding restricted stock and
performance units through the withholding of shares.
ITEM 5.
OTHER INFORMATION
During
the
quarter
ended
March
31,
2026,
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
104
The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in
Inline XBRL (included within the Exhibit 101 attachments)

SIGNATURES
Pursuant to
the requirements
of the
Securities Exchange
Act of
1934, the
Corporation has
duly caused
this report
to be
signed on
its
behalf by the undersigned hereunto duly authorized:
First BanCorp.
Registrant
Date:
May 8, 2026
By:
/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer
Date: May 8, 2026
By:
/s/ Orlando Berges
Orlando Berges
Executive Vice President and Chief Financial Officer