Form 10-Q
period 2026-06-30
FIRST BANCORP /PR/
filed 2026-08-07
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549
____________
FORM
10-Q
(Mark One)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
June 30, 2026
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
Common stock:
152,668,268
shares outstanding as of August 3, 2026.

FIRST BANCORP.
INDEX PAGE
PART
I. FINANCIAL INFORMATION
PAGE
Item 1. Financial Statements:
Consolidated Statements of Financial
Condition (Unaudited) as of
June 30, 2026 and
December
31, 2025
5
Consolidated Statements
of Income
(Unaudited) –
Quarters and
Six-Month Periods
ended June
30,
2026 and 2025
6
Consolidated
Statements
of
Comprehensive
Income
(Unaudited)
–
Quarters
and
Six-Month
Periods ended June 30, 2026 and 2025
7
Consolidated Statements
of Cash Flows
(Unaudited) –
Six-Month Periods
ended June 30,
2026
and 2025
8
Consolidated
Statements of
Changes
in Stockholders’
Equity (Unaudited)
– Quarters
and Six-
Month Periods ended June 30, 2026 and 2025
9
Notes to Consolidated Financial Statements (Unaudited)
10
Item 2.
Management’s Discussion and Analysis
of Financial Condition and Results of Operations
64
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
June 19, 202
6
(the “2026
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
June 30, 2026 December 31, 2025
(In thousands, except for share information)
ASSETS
Cash and due from banks $
559,626
$
657,149
Money market investments:
Time deposit with another financial institution
1,000
750
Other short-term investments
700
700
Total money market investments
1,700
1,450
Available-for-sale debt securities, at fair value (amortized cost of
$
5,043,559
as of June 30, 2026 and $
4,901,982
as of December 31, 2025; ACL of $
885
as of June 30, 2026 and $
763
as of December 31, 2025)
4,681,588
4,554,032
Held-to-maturity debt securities, at amortized
cost, net of ACL of $
479
as of June 30, 2026 and $
733
as of December 31, 2025 (fair value of
$
228,667
as of June 30, 2026 and $
262,055
as of December 31, 2025)
233,645
264,563
Equity securities
43,552
44,753
Total investment securities
4,958,785
4,863,348
Loans held for investment, net of ACL of
$
245,039
as of June 30, 2026 and $
249,037
as of December 31, 2025
13,012,184
12,876,319
Mortgage loans held for sale, at lower of
cost or fair value
15,474
16,697
Total loans, net
13,027,658
12,893,016
Accrued interest receivable on loans and
investments
70,663
71,351
Premises and equipment, net
128,680
126,920
Other real estate owned (“OREO”)
6,939
7,522
Deferred tax asset, net
142,041
149,012
Goodwill
38,611
38,611
Other intangible assets
3,022
3,458
Other assets
303,510
321,055
Total assets $
19,241,235
$
19,132,892
LIABILITIES
Non-interest-bearing deposits $
5,548,697
$
5,549,416
Interest-bearing deposits
11,320,832
11,120,727
Total deposits
16,869,529
16,670,143
Long-term borrowings
200,000
290,000
Accounts payable and other liabilities
194,873
205,884
Total liabilities
17,264,402
17,166,027
Commitments and contingencies (See
Note 18)
(nil) (nil)
STOCKHOLDERS’ EQUITY
Common stock, $
0.10
par value,
2,000,000,000
shares authorized;
223,663,116
shares issued;
152,674,406
shares outstanding as of June 30, 2026 and
156,618,996
shares outstanding as of December 31,
2025
22,366
22,366
Additional paid-in capital
955,527
963,543
Retained earnings, includes legal surplus
reserve of $
262,534
as of each of June 30, 2026 and December
31, 2025
2,390,394
2,268,011
Treasury stock (at cost),
70,988,710
shares as of June 30, 2026 and
67,044,120
shares as of December 31, 2025
(1,023,005)
(932,505)
Accumulated other comprehensive loss,
net of tax of $
7,986
as of each of June 30, 2026 and December
31, 2025
(368,449)
(354,550)
Total stockholders’ equity
1,976,833
1,966,865
Total liabilities and stockholders’ equity $
19,241,235
$
19,132,892
The accompanying notes are an integral part
of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Quarter Ended June 30, Six-Month Period Ended June 30,
2026 2025 2026 2025
(In thousands, except per share information)
Interest and dividend income:
Loans
$
244,902
$
242,573
$
486,423
$
483,905
Investment securities
37,839
23,720
70,537
47,248
Money market investments and interest-bearing cash accounts
4,969
11,897
10,599
24,102
Total interest and dividend income
287,710
278,190
567,559
555,255
Interest expense:
Deposits
56,193
58,638
112,124
117,135
Short-term borrowings
254
-
312
76
Long-term borrowings
2,132
3,693
5,036
9,788
Total interest expense
58,579
62,331
117,472
126,999
Net interest income
229,131
215,859
450,087
428,256
Provision for credit losses - expense (benefit):
Loans and finance leases
15,958
20,381
33,128
45,218
Unfunded loan commitments
1,479
287
1,586
224
Debt securities
(104)
(81)
(108)
(45)
Provision for credit losses - expense
17,333
20,587
34,606
45,397
Net interest income after provision for credit losses
211,798
195,272
415,481
382,859
Non-interest income:
Service charges and fees on deposit accounts
9,885
9,756
19,817
19,396
Mortgage banking activities
3,727
3,401
7,770
6,578
Insurance commission income
3,114
2,538
9,058
8,343
Card and processing income
12,512
11,880
24,270
23,355
Other non-interest income
6,494
3,375
12,502
9,012
Total non-interest income
35,732
30,950
73,417
66,684
Non-interest expenses:
Employees’ compensation and benefits
63,439
60,058
128,738
122,195
Occupancy and equipment
22,108
22,297
44,171
44,927
Business promotion
4,435
3,495
7,990
6,773
Professional service fees
13,116
11,609
26,028
23,095
Taxes, other than income taxes
6,071
5,712
12,255
11,590
FDIC deposit insurance
2,167
2,235
4,225
4,471
Net gain on OREO operations
(842)
(591)
(1,779)
(1,720)
Credit and debit card processing expenses
8,514
7,747
15,841
12,857
Communications
2,234
2,208
4,522
4,453
Other non-interest expenses
6,082
8,567
12,438
17,718
Total non-interest expenses
127,324
123,337
254,429
246,359
Income before income taxes
120,206
102,885
234,469
203,184
Income tax expense
24,052
22,705
49,537
45,945
Net income
$
96,154
$
80,180
$
184,932
$
157,239
Net income attributable to common stockholders
$
96,154
$
80,180
$
184,932
$
157,239
Net income per common share:
Basic
$
0.63
$
0.50
$
1.20
$
0.97
Diluted
$
0.62
$
0.50
$
1.19
$
0.97
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
Quarter Ended June 30, Six-Month Period Ended June 30,
2026 2025 2026 2025
(In thousands)
Net income
$
96,154
$
80,180
$
184,932
$
157,239
Other comprehensive (loss) income, net of tax:
Available-for-sale debt securities:
Net unrealized holding (losses) gains on debt securities
(1)
(7,731)
41,205
(13,899)
125,266
Other comprehensive (loss) income for the period, net of tax
(7,731)
41,205
(13,899)
125,266
Total comprehensive income $
88,423
$
121,385
$
171,033
$
282,505
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
2026 2025
(In thousands)
Cash flows from operating activities:
Net income
$
184,932
$
157,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
8,281
8,809
Amortization of intangible assets
436
2,432
Provision for credit losses
34,606
45,397
Deferred income tax expense
6,971
1,584
Stock-based compensation
6,424
5,878
Unrealized gain on derivative instruments
(389)
(240)
Net gain on disposals or sales, and impairments of premises
and equipment and other assets
(657)
-
Net gain on sales of loans and loans held for sale valuation adjustments
(3,337)
(2,230)
Net accretion of discounts, premiums, and deferred loan fees and costs
(1,546)
(353)
Originations and purchases of loans held for sale
(81,260)
(85,836)
Sales and repayments of loans held for sale
86,319
93,508
Amortization of broker placement fees
372
329
Net (accretion) amortization of premiums and discounts on investment securities
(10,321)
1,630
Increase in accrued interest receivable
(4,205)
(2,605)
Decrease in accrued interest payable
(1,874)
(3,055)
Increase in other assets
(4,585)
(11,670)
Decrease in other liabilities
(6,863)
(7,151)
Net cash provided by operating activities
213,304
203,666
Cash flows from investing activities:
Net disbursements on loans held for investment
(189,758)
(194,164)
Proceeds from sales of loans held for investment
-
2,475
Proceeds from sales of repossessed assets
25,292
27,417
Purchases of available-for-sale debt securities
(1,552,658)
(404,332)
Proceeds from principal repayments and maturities of available-for-sale debt securities
1,419,012
580,359
Proceeds from principal repayments of held-to-maturity debt securities
33,535
10,767
Additions to premises and equipment
(10,208)
(4,093)
Proceeds from sales of premises and equipment and other assets
823
-
Net redemptions of equity securities
1,162
6,901
Net cash (used in) provided by investing activities
(272,800)
25,330
Cash flows from financing activities:
Net increase (decrease) in deposits
220,227
(299,298)
Repayments of long-term borrowings
(90,000)
(239,850)
Repurchase of outstanding common stock
(104,940)
(53,534)
Dividends paid on common stock
(63,064)
(59,019)
Net cash used in financing activities
(37,777)
(651,701)
Net decrease in cash and cash equivalents
(97,273)
(422,705)
Cash and cash equivalents at beginning of year
658,599
1,159,415
Cash and cash equivalents at end of period $
561,326
$
736,710
Cash and cash equivalents include:
Cash and due from banks $
559,626
$
735,384
Money market investments
1,700
1,326
$
561,326
$
736,710
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY
(Unaudited)
Quarter Ended June 30, Six-Month Period Ended June 30,
2026 2025 2026 2025
(In thousands, except per share information)
Common Stock $
22,366
$
22,366
$
22,366
$
22,366
Additional Paid-In Capital:
Balance at beginning of period
952,773
957,380
963,543
964,964
Stock-based compensation expense
2,501
2,139
6,424
5,878
Common stock reissued under stock-based compensation plan
(82)
-
(14,775)
(11,356)
Restricted stock forfeited
335
110
335
143
Balance at end of period
955,527
959,629
955,527
959,629
Retained Earnings:
Balance at beginning of period
2,325,256
2,086,276
2,268,011
2,038,812
Net income
96,154
80,180
184,932
157,239
Dividends on common stock ($
0.20
per share and $
0.18
per share for the quarters ended
June 30, 2026 and 2025, respectively; $
0.40
per share and $
0.36
per share for the
six-month periods ended June 30, 2026 and 2025, respectively)
(31,016)
(29,035)
(62,549)
(58,630)
Balance at end of period
2,390,394
2,137,421
2,390,394
2,137,421
Treasury Stock (at cost):
Balance at beginning of period
(972,438)
(804,185)
(932,505)
(790,350)
Common stock repurchases (See Note 10)
(50,314)
(28,376)
(104,940)
(53,534)
Common stock reissued under stock-based compensation plan
82
-
14,775
11,356
Restricted stock forfeited
(335)
(110)
(335)
(143)
Balance at end of period
(1,023,005)
(832,671)
(1,023,005)
(832,671)
Accumulated Other Comprehensive Loss, net
of tax:
Balance at beginning of period
(360,718)
(482,495)
(354,550)
(566,556)
Other comprehensive (loss) income, net of tax
(7,731)
41,205
(13,899)
125,266
Balance at end of period
(368,449)
(441,290)
(368,449)
(441,290)
Total stockholders’ equity
$
1,976,833
$
1,845,455
$
1,976,833
$
1,845,455
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
INDEX TO NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS
PAGE
Note 1 –
Basis of Presentation and Significant Accounting Policies
11
Note 2 – Debt Securities
12
Note 3 – Loans Held for Investment
18
Note 4 – Allowance for Credit Losses for Loans and Finance Leases
36
Note 5 – Other Real Estate Owned (“OREO”)
39
Note 6 – Deposits
40
Note 7 – Borrowings
41
Note 8 – Earnings per Common Share
42
Note 9 – Stock-Based Compensation
43
Note 10 – Stockholders’ Equity
46
Note 11 – Accumulated Other Comprehensive Loss
48
Note 12 – Employee Benefit Plans
48
Note 13 – Income Taxes
49
Note 14 – Fair Value
50
Note 15 – Revenue from Contracts with Customers
54
Note 16 – Segment Information
56
Note 17 –
Supplemental Statements
of Cash Flows Information
59
Note 18 – Regulatory Matters, Commitments, and Contingencies
60
Note 19 – First BanCorp. (Holding Company Only) Financial Information
62

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
The results
of operations
for the
quarter and
six-month period
ended June
30, 2026
are not
necessarily indicative
of the
results to
be
expected
for the
entire year.
Adoption of New Accounting Requirements
Standard Description Effective Date Effect on the financial statements
Accounting Standards
Update (“ASU”) 2025-05,
“Financial Instruments –
Credit Losses (Topic 326):
Measurement of Credit
Losses for Accounts
Receivable and Contract
Assets”
In July 2025, the Financial Accounting
Standards Board (“FASB”) issued ASU
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
12
NOTE 2 – DEBT SECURITIES
Available-for-Sale
Debt Securities
The amortized
cost, gross
unrealized gains
and losses,
ACL, estimated
fair value,
and weighted-average
yield of
available-for-sale
debt securities by contractual maturities as of June 30, 2026 and
December 31, 2025 were as follows:
June 30, 2026
Amortized cost
(1)
Gross Unrealized
ACL Fair Value
(2)
Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:
Due within one year
$
497,206
$
4
$
35
$
-
$
497,175
3.70
U.S. government-sponsored entities (“GSEs”) obligations:
Due within one year
321,762
1
4,750
-
317,013
1.04
After 1 to 5 years
424,226
29
11,660
-
412,595
2.40
After 5 to 10 years
14,996
-
138
-
14,858
4.75
After 10 years
6,214
-
49
-
6,165
4.00
Puerto Rico government obligation:
After 10 years
(3)
2,617
-
705
302
1,610
-
United States and Puerto Rico government obligations
1,267,021
34
17,337
302
1,249,416
2.60
Mortgage-backed securities (“MBS”):
Residential MBS:
U.S. Agencies MBS
2,347,131
931
265,126
-
2,082,936
1.93
U.S. Agencies collateralized mortgage
obligations (“CMOs”)
1,205,708
1,128
45,068
-
1,161,768
4.28
Private label MBS
4,380
-
797
583
3,000
6.02
Total Residential MBS
3,557,219
2,059
310,991
583
3,247,704
2.73
U.S. Agencies Commercial MBS
219,319
21
34,872
-
184,468
2.49
Total MBS
3,776,538
2,080
345,863
583
3,432,172
2.71
Total available-for-sale debt securities $
5,043,559
$
2,114
$
363,200
$
885
$
4,681,588
2.68
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
3,240,106
6,483
297,249
445
2,948,895
2.36
U.S Agencies Commercial MBS
238,097
508
35,542
-
203,063
2.42
Total MBS
3,478,203
6,991
332,791
445
3,151,958
2.36
Total available-for-sale debt securities $
4,901,982
$
7,196
$
354,383
$
763
$
4,554,032
2.31
(1)
Excludes accrued interest receivable on available-for-sale debt securities that totaled $
11.4
million and $
9.4
million as of June 30, 2026 and December 31, 2025, respectively, reported as part of accrued interest receivable
on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
189.8
million (amortized cost
- $
209.8
million) and $
230.2
million (amortized cost
- $
251.0
million) as of
June 30, 2026
and December 31,
2025, respectively,
that was pledged
at the FHLB
as collateral for
borrowings and letters of credit,
as well as $
2.6
billion (amortized cost - $
2.8
billion) and $
2.5
billion (amortized cost - $
2.7
billion) as of June 30, 2026
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
13
During the
first six
months of
2026, the
Corporation purchased
approximately $
1.6
billion in
available-for-sale
debt securities,
of
which $
811.7
million were
U.S. agencies’
residential MBS
and debentures
with an
average yield
of
4.73
%; and
$
741.0
million were
U.S. Treasury securities with an average yield
of
3.68
%.
The
following
tables
present
the
fair
value
and
gross
unrealized
losses
of
the
Corporation’s
available-for-sale
debt
securities,
aggregated by
investment category
and length of
time that individual
securities have
been in a
continuous unrealized
loss position, as
of June 30, 2026 and December 31, 2025. The tables also include debt securities for which an ACL was recorded.
As of June 30, 2026
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value
Losses
Fair Value
Losses
Fair Value
Losses
(In thousands)
U.S. Treasury and U.S. GSEs’ obligations
$
461,244
$
1,824
$
531,975
$
14,808
$
993,219
$
16,632
Puerto Rico government obligation
-
-
1,610
705
(1)
1,610
705
MBS:
Residential MBS:
U.S. Agencies MBS
297,599
2,738
1,692,427
262,388
1,990,026
265,126
U.S. Agencies CMOs
773,614
5,471
158,192
39,597
931,806
45,068
Private label
-
-
3,000
797
(1)
3,000
797
U.S. Agencies Commercial MBS
31,124
203
123,841
34,669
154,965
34,872
$
1,563,581
$
10,236
$
2,511,045
$
352,964
$
4,074,626
$
363,200
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of June 30, 2026, the PRHFA
bond and private label MBS had an ACL of $
0.3
million and
$
0.6
million, respectively.
As of December 31, 2025
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value
Losses
Fair Value
Losses
Fair Value
Losses
(In thousands)
U.S. Treasury and U.S. GSEs’ obligations
$
91,584
$
100
$
796,505
$
20,730
$
888,089
$
20,830
Puerto Rico government obligation
-
-
1,620
762
(1)
1,620
762
MBS:
Residential MBS:
U.S. Agencies MBS
52,599
148
1,851,881
256,441
1,904,480
256,589
U.S. Agencies CMOs
74,773
402
170,490
38,897
245,263
39,299
Private label
-
-
3,266
1,361
(1)
3,266
1,361
U.S. Agencies Commercial MBS
2,810
150
138,412
35,392
141,222
35,542
$
221,766
$
800
$
2,962,174
$
353,583
$
3,183,940
$
354,383
(1)
Unrealized losses do
not include the credit
loss component recorded
as part of the
ACL. As of December
31, 2025, the PRHFA
bond and private
label MBS had an
ACL of $
0.3
million
and $0.5 million, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
14
Assessment for Credit Losses
The Corporation
expects no
credit losses on
debt securities
issued by
U.S. government
agencies, U.S.
GSEs and
the U.S. Treasury
given the explicit
and implicit guarantees
provided by the
U.S. federal government.
Because the decline
in fair value
is attributable to
changes in
interest rates, and
not credit quality,
and because, as
of June 30,
2026, the Corporation
did not have
the intent to
sell these
debt securities and determined
that it was likely that
it will not be required
to sell these securities before
their anticipated recovery,
the
Corporation
does
not
consider
impairments
on
these
securities
to
be
credit
related.
The
Corporation’s
credit
loss
assessment
was
concentrated mainly on private label
MBS and on the Puerto Rico
government debt security,
for which credit losses are evaluated
on a
quarterly basis.
The following
table presents
a roll-forward
of the ACL
on available-for-sale
debt securities
by major
security type
for the quarters
and six-month periods ended June 30, 2026 and 2025:
Quarter Ended June 30,
2026 2025
Private label
MBS
Puerto Rico
Government
Obligation Total
Private label
MBS
Puerto Rico
Government
Obligation Total
(In thousands)
Beginning balance $
531
$
308
$
839
$
176
$
340
$
516
Provision for credit losses – expense (benefit)
64
(6)
58
-
(3)
(3)
Net charge-offs
(12)
-
(12)
-
-
-
ACL on available-for-sale debt securities
$
583
$
302
$
885
$
176
$
337
$
513
Six-Month Period Ended June 30,
2026 2025
Private label
MBS
Puerto Rico
Government
Obligation Total
Private label
MBS
Puerto Rico
Government
Obligation Total
(In thousands)
Beginning balance $
445
$
318
$
763
$
176
$
345
$
521
Provision for credit losses - expense (benefit)
162
(16)
146
-
(8)
(8)
Net charge-offs
(24)
-
(24)
-
-
-
ACL on available-for-sale debt securities
$
583
$
302
$
885
$
176
$
337
$
513

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
15
Held-to-Maturity Debt Securities
The
amortized
cost,
gross
unrecognized
gains
and
losses,
estimated
fair
value,
ACL,
weighted-average
yield
and
contractual
maturities of held-to-maturity debt securities as of June 30, 2026 and December 31, 2025 were as follows:
June 30, 2026
Amortized cost
(1) (2)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Puerto Rico municipal bonds:
Due within one year
$
1,098
$
-
$
2
$
1,096
$
2
4.75
After 1 to 5 years
44,627
496
121
45,002
235
7.34
After 5 to 10 years
10,501
713
125
11,089
70
4.52
After 10 years
14,870
277
-
15,147
172
7.16
Total Puerto Rico municipal bonds
71,096
1,486
248
72,334
479
6.85
MBS:
Residential MBS:
U.S. Agencies MBS
83,383
-
3,253
80,130
-
4.01
U.S. Agencies CMOs
19,962
-
592
19,370
-
3.42
Total Residential MBS
103,345
-
3,845
99,500
-
3.90
U.S. Agencies Commercial MBS
59,683
-
2,850
56,833
-
1.94
Total MBS
163,028
-
6,695
156,333
-
3.18
Total held-to-maturity debt securities $
234,124
$
1,486
$
6,943
$
228,667
$
479
4.30
December 31, 2025
Amortized cost
(1) (2)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Puerto Rico municipal bonds:
Due within one year
$
1,044
$
42
$
3
$
1,083
$
2
4.94
After 1 to 5 years
53,265
1,916
131
55,050
409
7.05
After 5 to 10 years
10,376
653
159
10,870
95
4.78
After 10 years
14,870
22
6
14,886
199
7.46
Total Puerto Rico municipal bonds
79,555
2,633
299
81,889
705
6.81
MBS:
Residential MBS:
U.S. Agencies MBS
89,798
-
2,245
87,553
-
3.99
U.S. Agencies CMOs
21,653
-
392
21,261
-
3.40
Total Residential MBS
111,451
-
2,637
108,814
-
3.87
U.S. Agencies Commercial MBS
72,944
-
2,943
70,001
-
2.13
Total MBS
184,395
-
5,580
178,815
-
3.19
Other
1,346
5
-
1,351
28
6.87
Total held-to-maturity debt securities $
265,296
$
2,638
$
5,879
$
262,055
$
733
4.29
(1)
Excludes accrued interest receivable on
held-to-maturity debt securities that totaled $
2.8
million and $
3.2
million as of June 30, 2026
and December 31, 2025, respectively,
reported as part of accrued interest
receivable
on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
121.1
million (fair
value -
$
119.1
million) and
$
153.0
million (fair
value -
$
150.9
million) as
of June
30, 2026
and December
31, 2025,
respectively,
that serves
as collateral
for the
uninsured portion
of
government deposits. The secured parties are not permitted to sell or repledge the collateral.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
16
The
following
tables
present
the
Corporation’s
held-to-maturity
debt
securities’
fair
value
and
gross
unrecognized
losses,
aggregated by
category and
length of
time that
individual securities
had been
in a
continuous unrecognized
loss position,
as of
June
30, 2026 and December 31, 2025, including debt securities for which an ACL was recorded:
As of June 30, 2026
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value
Losses
Fair Value
Losses
Fair Value
Losses
(In thousands)
Puerto Rico municipal bonds
$
-
$
-
$
17,302
$
248
$
17,302
$
248
MBS:
Residential MBS:
U.S. Agencies MBS
13,546
204
66,584
3,049
80,130
3,253
U.S. Agencies CMOs
-
-
19,370
592
19,370
592
U.S. Agencies Commercial MBS
-
-
56,833
2,850
56,833
2,850
Total held-to-maturity debt securities $
13,546
$
204
$
160,089
$
6,739
$
173,635
$
6,943
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
Puerto Rico
municipal bonds,
the Corporation
determines the
ACL based
on the
product of
a cumulative
probability of
default and
loss-
given default, and the amortized cost basis of the bonds over their remaining expected life as described in Note 1 – “Nature of Business and
Summary of Significant Accounting Policies” to the audited financial statements included in the 2025 Annual Report on Form 10-K.
The
following
table
presents
the
activity
in
the
ACL
for
held-to-maturity
debt
securities
for
the
quarters
and
six-month
periods
ended June 30, 2026 and 2025:
Quarter Ended June 30,
2026 2025
(In thousands)
Beginning balance $
641
$
843
Provision for credit losses - benefit
(162)
(78)
ACL on held-to-maturity debt securities
(1)
$
479
$
765
Six-Month Period Ended June 30,
2026 2025
(In thousands)
Beginning Balance $
733
$
802
Provision for credit losses - benefit
(254)
(37)
ACL on held-to-maturity debt securities
(1)
$
479
$
765
(1) Mostly related to Puerto Rico municipal bonds.

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
As of June 30, 2026 and December 31, 2025, all government bonds classified as held-to-maturity were classified as Pass.
No
held-to-maturity debt
securities were
on nonaccrual
status, 90
days past
due and
still accruing,
or past
due as
of June
30, 2026
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
2026 2025
(In thousands)
Puerto Rico and Virgin Islands region:
Residential mortgage loans, mainly secured by first mortgages $
2,392,272
$
2,377,604
Construction loans
201,711
263,640
Commercial mortgage loans
1,819,439
1,763,927
Commercial and Industrial (“C&I”) loans
2,602,654
2,519,002
Consumer loans
3,655,151
3,703,019
Loans held for investment $
10,671,227
$
10,627,192
Florida region:
Residential mortgage loans, mainly secured by first mortgages $
534,895
$
530,698
Construction loans
2,919
1,928
Commercial mortgage loans
817,913
790,325
C&I loans
1,223,934
1,169,356
Consumer loans
6,335
5,857
Loans held for investment $
2,585,996
$
2,498,164
Total:
Residential mortgage loans, mainly secured by first mortgages $
2,927,167
$
2,908,302
Construction loans
204,630
265,568
Commercial mortgage loans
2,637,352
2,554,252
C&I loans
(1)
3,826,588
3,688,358
Consumer loans
3,661,486
3,708,876
Loans held for investment
(2)
13,257,223
13,125,356
ACL on loans and finance leases
(245,039)
(249,037)
Loans held for investment, net $
13,012,184
$
12,876,319
(1) As of June 30, 2026 and December 31, 2025, includes $
880.1
million and $
887.5
million, respectively, of commercial loans that were secured by real estate and for which the primary source of repayment at origination was
not dependent upon such real estate.
(2) Includes accretable fair value net purchase discounts of $
17.2
million and $
18.4
million as of June 30, 2026 and December 31, 2025, respectively.
Various
loans were
assigned as
collateral for
borrowings, government
deposits, certain
time deposits
accounts, and
related unused
commitments. The
carrying value
of loans
pledged as
collateral amounted
to $
5.7
billion as
of each
of June
30, 2026
and December
31, 2025. As of each of June 30, 2026 and December
31, 2025, loans pledged as collateral include $
2.1
billion that were pledged at the
FHLB
as
collateral
for
borrowings
and
letters
of
credit;
$
3.3
billion
pledged
as
collateral
to
secure
borrowing
capacity
at
the
FED
Discount
Window
as
of
June
30,
2026,
compared
to
$
3.4
billion
as
of
December
31,
2025;
$
78.5
million
pledged
to
secure
as
collateral for the uninsured
portion of government deposits
as of June 30, 2026,
compared to $
126.1
million as of December 31,
2025;
and $
111.5
million pledged
to secure certain
time deposits accounts
as of June
30, 2026, compared
to $
111.2
million as of
December
31, 2025
.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
19
The Corporation’s
aging of
the loan
portfolio held
for investment,
as well
as information
about nonaccrual
loans with
no ACL,
by
portfolio classes as of June 30, 2026 and December 31, 2025 are as follows:
As of June 30, 2026 Days Past Due and Accruing
Current
(1)
30-59 60-89
90+
(2) (3) (4)
Nonaccrual
(5)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(6)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed
loans
(1) (2) (4)
$
71,325
$
-
$
2,373
$
12,920
$
-
$
86,618
$
-
Conventional residential mortgage loans
(1) (3) (5)
2,784,351
-
27,996
4,792
23,410
2,840,549
-
Commercial loans:
Construction loans
199,167
-
-
-
5,463
204,630
956
Commercial mortgage loans
(1) (3)
2,624,604
4,901
248
532
7,067
2,637,352
4,769
C&I loans
(5)
3,778,552
4,670
1,342
971
41,053
3,826,588
12,020
Consumer loans:
Auto loans
1,948,401
58,140
10,179
-
11,486
2,028,206
404
Finance leases
859,186
13,629
2,598
-
3,573
878,986
128
Personal loans
324,876
4,308
2,284
-
1,216
332,684
-
Credit cards
265,680
3,506
2,464
5,521
-
277,171
-
Other consumer loans
138,412
3,226
1,504
-
1,297
144,439
-
Total loans held for investment
$
12,994,554
$
92,380
$
50,988
$
24,736
$
94,565
$
13,257,223
$
18,277
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
2026 amounted to $
7.3
million, $
49.5
million, and $
0.7
million, respectively.
(2)
It is the
Corporation’s policy
to report delinquent
FHA/VA
government-guaranteed residential mortgage
loans as past-due
loans 90 days
and still accruing
as opposed to
nonaccrual loans. The
Corporation continues
accruing interest on these loans until they
have passed the 15-month delinquency mark, taking
into consideration the FHA interest curtailment process. These balances include $
3.6
million of residential mortgage loans
guaranteed by the FHA that were over 15 months delinquent as of June 30, 2026.
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
3.6
million as of
June 30, 2026 ($
3.1
million conventional residential mortgage loans and $
0.5
million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.
(4)
Included
rebooked
loans,
which were
previously pooled
into
Government National
Mortgage Association
(“GNMA”) securities,
amounting
to
$
4.6
million as
of
June 30,
2026. Under
the
GNMA program,
the
Corporation has the option but not
the obligation to repurchase loans that meet
GNMA’s
specified delinquency criteria. For accounting
purposes, these loans subject to the repurchase option
are required to be reflected
on the financial statements with an offsetting liability.
(5) Nonaccrual loans in the Florida region amounted to $
21.7
million as of June 30, 2026, of which $
6.4
million were residential mortgage loans and $
15.3
million were C&I loans.
(6) There were
no
nonaccrual loans with no ACL in the Florida region as of June 30, 2026.

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
When
a
loan
is placed
in
nonaccrual
status,
any
accrued
but uncollected
interest
income
is reversed
and
charged
against interest
income
and the
amortization of
any net
deferred fees
is suspended.
The amount
of accrued
interest reversed
against interest
income
totaled $
0.8
million and $
1.5
million for the quarter and six-month
period ended June 30, 2026, respectively,
compared to $
0.7
million
and $
1.6
million for the same periods in 2025, respectively.
For the quarter and six-month period ended June 30,
2026, interest income
recognized
on nonaccrual
loans amounted
to $
0.5
million and
$
1.2
million, respectively,
compared
to $
0.4
million and
$
0.7
million
for the same periods in 2025, respectively.
As of
June
30,
2026,
the recorded
investment
on
residential
mortgage
loans collateralized
by
residential
real
estate property
that
were in
the process
of foreclosure
amounted
to $
23.2
million,
including
$
6.1
million of
FHA/VA
government-guaranteed
mortgage
loans, and
$
2.7
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
2026, the
gross charge
-offs for
the six-month
period ended
June 30,
2026 by
portfolio classes
and by
origination year,
and the
amortized cost
of commercial
and construction
loans by
portfolio
classes based on the internal credit-risk category as of December 31, 2025, were as follows:
As of June 30, 2026
As of
December 31,
2025 Puerto Rico and Virgin Islands Region
Term Loans
Amortized Cost Basis by Origination Year
(1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass
$
4,318
$
22,603
$
127,548
$
8,339
$
2,598
$
1,592
$
-
$
166,998
$
258,104
Criticized:
Special Mention
-
-
-
29,250
-
-
-
29,250
-
Substandard
-
-
-
4,201
-
1,262
-
5,463
5,536
Total construction loans
$
4,318
$
22,603
$
127,548
$
41,790
$
2,598
$
2,854
$
-
$
201,711
$
263,640
Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE
Risk Ratings:
Pass
$
134,341
$
211,274
$
300,803
$
216,348
$
325,936
$
603,910
$
8,546
$
1,801,158
$
1,741,159
Criticized:
Special Mention
-
255
-
3,257
-
-
-
3,512
3,588
Substandard
-
-
-
414
-
14,355
-
14,769
19,180
Total commercial mortgage loans
$
134,341
$
211,529
$
300,803
$
220,019
$
325,936
$
618,265
$
8,546
$
1,819,439
$
1,763,927
Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
562
$
-
$
562
C&I
Risk Ratings:
Pass
$
375,982
$
469,523
$
248,119
$
122,864
$
234,214
$
303,053
$
777,023
$
2,530,778
$
2,440,152
Criticized:
Special Mention
-
-
-
1,618
-
-
36,745
38,363
40,643
Substandard
-
1,671
7
131
105
27,548
4,051
33,513
38,207
Total C&I loans
$
375,982
$
471,194
$
248,126
$
124,613
$
234,319
$
330,601
$
817,819
$
2,602,654
$
2,519,002
Charge-offs on C&I loans
$
-
$
-
$
38
$
35
$
-
$
29
$
618
$
720
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
22
As of June 30, 2026
As of
December 31,
2025
Term Loans
Florida Region Amortized Cost Basis by Origination Year (1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass
$
-
$
2,258
$
661
$
-
$
-
$
-
$
-
$
2,919
$
1,928
Total construction loans
$
-
$
2,258
$
661
$
-
$
-
$
-
$
-
$
2,919
$
1,928
Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE
Risk Ratings:
Pass
$
49,080
$
163,586
$
75,051
$
25,749
$
178,165
$
252,982
$
43,259
$
787,872
$
771,997
Criticized:
Special Mention
-
11,932
-
-
-
-
-
11,932
-
Substandard
-
-
-
-
17,307
802
-
18,109
18,328
Total commercial mortgage loans
$
49,080
$
175,518
$
75,051
$
25,749
$
195,472
$
253,784
$
43,259
$
817,913
$
790,325
Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I
Risk Ratings:
Pass
$
98,931
$
252,870
$
288,099
$
148,742
$
119,705
$
108,196
$
192,070
$
1,208,613
$
1,154,271
Criticized:
Special Mention
-
-
-
-
-
-
-
-
14,898
Substandard
-
-
10,894
-
-
179
4,248
15,321
187
Total C&I loans
$
98,931
$
252,870
$
298,993
$
148,742
$
119,705
$
108,375
$
196,318
$
1,223,934
$
1,169,356
Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
23
As of June 30, 2026
As of
December 31,
2025
Term Loans
Total Amortized Cost Basis by Origination Year
(1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass
$
4,318
$
24,861
$
128,209
$
8,339
$
2,598
$
1,592
$
-
$
169,917
$
260,032
Criticized:
Special Mention
-
-
-
29,250
-
-
-
29,250
-
Substandard
-
-
-
4,201
-
1,262
-
5,463
5,536
Total construction loans
$
4,318
$
24,861
$
128,209
$
41,790
$
2,598
$
2,854
$
-
$
204,630
$
265,568
Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE
Risk Ratings:
Pass
$
183,421
$
374,860
$
375,854
$
242,097
$
504,101
$
856,892
$
51,805
$
2,589,030
$
2,513,156
Criticized:
Special Mention
-
12,187
-
3,257
-
-
-
15,444
3,588
Substandard
-
-
-
414
17,307
15,157
-
32,878
37,508
Total commercial mortgage loans
$
183,421
$
387,047
$
375,854
$
245,768
$
521,408
$
872,049
$
51,805
$
2,637,352
$
2,554,252
Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
562
$
-
$
562
C&I
Risk Ratings:
Pass
$
474,913
$
722,393
$
536,218
$
271,606
$
353,919
$
411,249
$
969,093
$
3,739,391
$
3,594,423
Criticized:
Special Mention
-
-
-
1,618
-
-
36,745
38,363
55,541
Substandard
-
1,671
10,901
131
105
27,727
8,299
48,834
38,394
Total C&I loans
$
474,913
$
724,064
$
547,119
$
273,355
$
354,024
$
438,976
$
1,014,137
$
3,826,588
$
3,688,358
Charge-offs on C&I loans
$
-
$
-
$
38
$
35
$
-
$
29
$
618
$
720
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
24
The following
tables present the
amortized cost of
residential mortgage
loans by portfolio
classes and by
origination year
based on
accrual
status as
of June
30,
2026,
the gross
charge-offs
for the
six-month
period ended
June 30,
2026 by
origination year,
and
the
amortized cost of residential mortgage loans by portfolio classes based on accrual status as of December 31, 2025:
As of June 30, 2026
As of
December 31,
2025
Term Loans
Puerto Rico and Virgin Islands Region Amortized Cost Basis by Origination Year (1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
321
$
202
$
1,175
$
947
$
82,655
$
-
$
85,300
$
87,635
Total FHA/VA
government-guaranteed loans
$
-
$
321
$
202
$
1,175
$
947
$
82,655
$
-
$
85,300
$
87,635
Conventional residential mortgage loans
Accrual Status:
Performing $
122,517
$
234,292
$
174,037
$
150,595
$
137,799
$
1,470,678
$
-
$
2,289,918
$
2,271,925
Non-Performing
-
39
640
-
328
16,047
-
17,054
18,044
Total conventional residential mortgage loans $
122,517
$
234,331
$
174,677
$
150,595
$
138,127
$
1,486,725
$
-
$
2,306,972
$
2,289,969
Total
Accrual Status:
Performing $
122,517
$
234,613
$
174,239
$
151,770
$
138,746
$
1,553,333
$
-
$
2,375,218
$
2,359,560
Non-Performing
-
39
640
-
328
16,047
-
17,054
18,044
Total residential mortgage loans
$
122,517
$
234,652
$
174,879
$
151,770
$
139,074
$
1,569,380
$
-
$
2,392,272
$
2,377,604
Charge-offs on residential mortgage loans $
-
$
1
$
-
$
14
$
10
$
413
$
-
$
438
(1) Excludes accrued interest receivable.
As of June 30, 2026
As of
December 31,
2025
Term Loans
Florida Region Amortized Cost Basis by Origination Year (1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
1,318
$
-
$
1,318
$
1,085
Total FHA/VA
government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
1,318
$
-
$
1,318
$
1,085
Conventional residential mortgage loans
Accrual Status:
Performing $
39,929
$
70,158
$
80,576
$
69,850
$
59,799
$
206,909
$
-
$
527,221
$
518,488
Non-Performing
-
-
-
1,628
1,212
3,516
-
6,356
11,125
Total conventional residential mortgage loans $
39,929
$
70,158
$
80,576
$
71,478
$
61,011
$
210,425
$
-
$
533,577
$
529,613
Total
Accrual Status:
Performing $
39,929
$
70,158
$
80,576
$
69,850
$
59,799
$
208,227
$
-
$
528,539
$
519,573
Non-Performing
-
-
-
1,628
1,212
3,516
-
6,356
11,125
Total residential mortgage loans $
39,929
$
70,158
$
80,576
$
71,478
$
61,011
$
211,743
$
-
$
534,895
$
530,698
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
184
$
-
$
37
$
-
$
221
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
25
As of June 30, 2026
As of
December 31,
2025
Term Loans
Total Amortized Cost Basis by Origination Year (1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
321
$
202
$
1,175
$
947
$
83,973
$
-
$
86,618
$
88,720
Total FHA/VA
government-guaranteed loans
$
-
$
321
$
202
$
1,175
$
947
$
83,973
$
-
$
86,618
$
88,720
Conventional residential mortgage loans
Accrual Status:
Performing $
162,446
$
304,450
$
254,613
$
220,445
$
197,598
$
1,677,587
$
-
$
2,817,139
$
2,790,413
Non-Performing
-
39
640
1,628
1,540
19,563
-
23,410
29,169
Total conventional residential mortgage loans $
162,446
$
304,489
$
255,253
$
222,073
$
199,138
$
1,697,150
$
-
$
2,840,549
$
2,819,582
Total
Accrual Status:
Performing $
162,446
$
304,771
$
254,815
$
221,620
$
198,545
$
1,761,560
$
-
$
2,903,757
$
2,879,133
Non-Performing
-
39
640
1,628
1,540
19,563
-
23,410
29,169
Total residential mortgage loans $
162,446
$
304,810
$
255,455
$
223,248
$
200,085
$
1,781,123
$
-
$
2,927,167
$
2,908,302
Charge-offs on residential mortgage loans $
-
$
1
$
-
$
198
$
10
$
450
$
-
$
659
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
26
The
following
tables present
the
amortized
cost
of
consumer
loans
by
portfolio
classes
and
by origination
year
based on
accrual
status as of
June 30, 2026,
the gross charge
-offs for
the six-month period
ended June 30,
2026 by portfolio
classes and by
origination
year, and the amortized cost of consumer loans
by portfolio classes based on accrual status as of December 31, 2025:
As of June 30, 2026
As of
December 31,
2025
Term Loans
Total
Amortized Cost Basis by Origination Year (1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Auto loans
Accrual Status:
Performing $
301,217
$
530,076
$
448,119
$
323,884
$
232,582
$
180,842
$
-
$
2,016,720
$
2,028,346
Non-Performing
83
1,431
1,448
2,246
2,481
3,797
-
11,486
14,665
Total auto loans $
301,300
$
531,507
$
449,567
$
326,130
$
235,063
$
184,639
$
-
$
2,028,206
$
2,043,011
Charge-offs on auto loans $
189
$
2,989
$
3,926
$
4,522
$
2,461
$
2,252
$
-
$
16,339
Finance leases
Accrual Status:
Performing $
115,957
$
209,786
$
189,421
$
182,571
$
115,464
$
62,214
$
-
$
875,413
$
888,529
Non-Performing
-
209
528
847
539
1,450
-
3,573
3,510
Total finance leases $
115,957
$
209,995
$
189,949
$
183,418
$
116,003
$
63,664
$
-
$
878,986
$
892,039
Charge-offs on finance leases $
14
$
442
$
1,189
$
1,546
$
1,238
$
1,159
$
-
$
5,588
Personal loans
Accrual Status:
Performing $
68,463
$
95,651
$
68,907
$
56,033
$
32,871
$
9,543
$
-
$
331,468
$
333,364
Non-Performing
5
254
322
335
185
115
-
1,216
1,792
Total personal loans $
68,468
$
95,905
$
69,229
$
56,368
$
33,056
$
9,658
$
-
$
332,684
$
335,156
Charge-offs on personal loans $
16
$
1,331
$
2,195
$
2,707
$
1,672
$
475
$
-
$
8,396
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
277,171
$
277,171
$
293,088
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
277,171
$
277,171
$
293,088
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
9,432
$
9,432
Other consumer loans
Accrual Status:
Performing $
43,722
$
43,460
$
22,230
$
14,226
$
5,958
$
3,775
$
9,771
$
143,142
$
144,115
Non-Performing
41
574
261
193
64
30
134
1,297
1,467
Total other consumer loans $
43,763
$
44,034
$
22,491
$
14,419
$
6,022
$
3,805
$
9,905
$
144,439
$
145,582
Charge-offs on other consumer loans $
46
$
3,140
$
2,356
$
1,264
$
467
$
185
$
238
$
7,696
Total
Accrual Status:
Performing $
529,359
$
878,973
$
728,677
$
576,714
$
386,875
$
256,374
$
286,942
$
3,643,914
$
3,687,442
Non-Performing
129
2,468
2,559
3,621
3,269
5,392
134
17,572
21,434
Total consumer loans $
529,488
$
881,441
$
731,236
$
580,335
$
390,144
$
261,766
$
287,076
$
3,661,486
$
3,708,876
Charge-offs on total consumer loans $
265
$
7,902
$
9,666
$
10,039
$
5,838
$
4,071
$
9,670
$
47,451
(1) Excludes accrued interest receivable.
As of June 30, 2026 and December 31, 2025, the balance of revolving loans converted to term loans was
no
t material.
Accrued
interest
receivable
on
loans
totaled
$
56.5
million
as
of
June
30,
2026
($
58.7
million
as
of
December
31,
2025),
was
reported as part
of accrued interest receivable
on loans and
investment securities in
the consolidated statements
of financial condition,
and is excluded from the estimate of credit losses.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
27
The
following
tables
present
information
about
collateral
dependent
loans
that
were
individually
evaluated
for
purposes
of
determining the ACL as of June 30, 2026 and December 31, 2025:
As of June 30, 2026
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost
Related
Allowance Amortized Cost
Amortized Cost
Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
20,641
$
1,448
$
-
$
20,641
$
1,448
Commercial loans:
Construction loans
4,201
597
956
5,157
597
Commercial mortgage loans
-
-
16,914
16,914
-
C&I loans
-
-
12,020
12,020
-
$
24,842
$
2,045
$
29,890
$
54,732
$
2,045
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
2025, primarily driven by
repayments on a C&I loan
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
Mortgage
Corporation
(“FHLMC”).
During
the first
six
months of
2026 and
2025,
loans pooled
into GNMA
MBS amounted
to approximately
$
77.8
million
and $
86.2
million,
respectively,
for
which
the
Corporation
recognized
a
net
gain
on
sale
of
$
4.3
million
and
$
3.0
million,
respectively.
Also,
during
the
first
six
months
of
2026
and
2025,
the
Corporation
sold
approximately
$
5.9
million
and
$
6.8
million,
respectively,
of
performing
residential
mortgage
loans
to
GSEs,
for
which
the
Corporation
recognized
a
net
gain
on
sale
of
$
0.2
million
and
$
0.3
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
4.6
million and $
6.7
million, respectively.
During the first
six months of 2026
and 2025, the Corporation
repurchased, pursuant to
the aforementioned repurchase
option, $
1.2
million
and
$
1.0
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
$
115.4
million, compared to $
72.7
million during the same period in 2025.
During
the first
six
months
of
2025,
the
Corporation
recognized
recoveries
of
$
2.4
million
from
a
bulk
sale of
fully charged-off
consumer
loans and
finance
leases.
There
were no
significant sales
of loans
during
the first
six months
of 2026,
other than
sales of
conforming residential mortgage loans mentioned above.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
29
Loan Portfolio Concentration
The Corporation’s
primary
lending area
is Puerto
Rico. The
Corporation’s
banking subsidiary,
FirstBank, also
lends in
the USVI
and the BVI markets and
in the United States (principally
in the state of Florida).
Of the total gross loans held
for investment portfolio
of $
13.3
billion as of
June 30, 2026,
credit risk concentration
was approximately
77
% in Puerto
Rico,
19
% in the
U.S., and
4
% in the
USVI and the BVI.
As
of
June
30,
2026,
the
Corporation
had
$
305.7
million
outstanding
in
loans
extended
to
the
Puerto
Rico
government,
its
municipalities
and
public
corporations,
compared
to
$
215.5
million
as
of
December
31,
2025.
As
of
June
30,
2026,
approximately
$
236.8
million
consisted
of
loans
extended
to
municipalities
in
Puerto
Rico
that
are
general
obligations
supported
by
assigned
property
tax
revenues,
and $
18.7
million
of
loans which
are supported
by one
or
more
specific sources
of municipal
revenues. The
vast
majority
of
revenues
of the
municipalities
included
in
the
Corporation’s
loan
portfolio
are
independent
of
budgetary
subsidies
provided
by
the
Puerto
Rico
central
government.
These
municipalities
are
required
by
law
to
levy
special
property
taxes
in
such
amounts
as
are
required
to
satisfy
the
payment
of
all
of
their
respective
general
obligation
bonds
and
notes.
In
addition
to
loans
extended to
municipalities, the
Corporation’s
exposure to
the Puerto
Rico government
as of
June 30,
2026 included
$
8.6
million in
a
loan granted to
an affiliate of
the Puerto Rico
Electric Power Authority
(“PREPA”)
and $
41.6
million in loans
to a public corporation
of the Puerto Rico government.
Moreover,
as of June 30, 2026, the outstanding balance of construction loans funded through conduit financing structures to support the
federal
programs
of
Low-Income
Housing
Tax
Credit
(“LIHTC”)
combined
with
other
federal
programs
amounted
to
$
75.0
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
June 30, 2026, the Corporation
had $
64.8
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
2026, the Corporation
had
$
144.2
million in
loans to
USVI government
public corporations,
compared to
$
138.7
million as
of December
31, 2025.
As of
June 30, 2026,
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
The
below
disclosures
relate
to
loan
modifications
granted
to
borrowers
experiencing
financial
difficulty
in
which
there
was
a
change
in
the
timing
and/or
amount
of
contractual
cash
flows
in
the
form
of
any
of
the
aforementioned
types
of
modifications,
including
restructurings
that
resulted
in
a
more-than-insignificant
payment
delay.
These
disclosures
exclude
$
2.2
million
and
$
3.0
million in restructured
residential mortgage
loans that are
government-guaranteed (e.g.
FHA/VA
loans) and were
modified during the
quarter and six-month period ended June 30, 2026, compared
to $
1.8
million and $
3.0
million for the comparable period in 2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
31
The following
tables present
the amortized
cost basis
as of
June 30,
2026 and
2025
of loans
modified
to borrowers
experiencing
financial
difficulty
during
the
quarters
and
six-month
periods
ended
June
30,
2026
and
2025,
by
portfolio
classes
and
type
of
modification granted, and
the percentage of these
modified loans relative
to the total period-end
amortized cost basis of
receivables in
the portfolio class:
Quarter Ended June 30, 2026
Payment Delay Only
Forbearance
Payment
Plan
Trial
Modification
Change in
Amortization
term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction
and Term
Extension Other Total
Percentage
of Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
114
$
-
$
-
$
-
$
-
$
-
$
114
0.00%
Construction loans
-
-
5
-
-
-
-
-
5
0.00%
Commercial mortgage loans
-
-
-
-
-
-
306
-
306
0.01%
C&I loans
-
-
-
-
-
-
-
-
-
-
Consumer loans:
Auto loans
-
-
-
-
-
54
114
627
(1)
795
0.04%
Personal loans
-
-
-
-
19
36
89
-
144
0.04%
Credit cards
-
-
-
-
811
(2)
-
-
-
811
0.29%
Other consumer loans
-
-
-
-
-
13
5
-
18
0.01%
Total modifications
$
-
$
-
$
119
$
-
$
830
$
103
$
514
$
627
$
2,193
Quarter Ended June 30, 2025
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
$
1,001
$
33,957

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
32
Six-Month Period Ended June 30, 2026
Payment Delay Only
Forbearance
Payment
Plan
Trial
Modification
Change in
Amortization
Term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction
and Term
Extension Other Total
Percentage
of Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
-
$
257
$
-
$
-
$
-
$
-
$
-
$
257
0.01%
Construction loans
-
-
5
-
-
-
-
-
5
0.00%
Commercial mortgage loans
-
364
-
-
-
-
306
-
670
0.03%
C&I loans
-
298
-
-
11
(2)
10
1,517
-
1,836
0.05%
Consumer loans:
Auto loans
-
-
-
-
-
130
239
1,222
(1)
1,591
0.08%
Personal loans
-
-
-
-
19
36
279
-
334
0.10%
Credit cards
-
-
-
-
1,327
(2)
-
-
-
1,327
0.48%
Other consumer loans
-
-
-
-
-
70
5
-
75
0.05%
Total modifications
$
-
662
$
262
$
-
$
1,357
$
246
$
2,346
$
1,222
$
6,095
Six-Month Period Ended June 30, 2025
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
-
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
June 30, 2026 and
2025. The financial
effects of the
modifications associated to
payment delay were
discussed above and,
as such, were
excluded from
the tables below:
Quarter Ended June 30, 2026
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
(in months)
Conventional residential mortgage loans
-
% -
-
% - -
Construction loans
-
% -
-
% - -
Commercial mortgage loans
-
% -
3.25
%
120
-
C&I loans
-
% -
-
% - -
Consumer loans:
Auto loans
-
%
27
2.80
%
27
-
Personal loans
2.74
%
32
6.22
%
31
-
Credit cards
14.51
% -
-
% - -
Other consumer loans
-
%
26
2.00
%
26
-
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
2.97
%
25
-

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
34
Six-Month Period Ended June 30, 2026
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
(in months)
Conventional residential mortgage loans
-
% -
-
% - -
Construction loans
-
% -
-
% - -
Commercial mortgage loans
-
% -
3.25
%
120
-
C&I loans
15.27
%
8
2.25
%
12
-
Consumer loans:
Auto loans
-
%
27
3.45
%
27
-
Personal loans
2.74
%
32
5.24
%
27
-
Credit cards
14.51
% -
-
% - -
Other consumer loans
-
%
25
2.00
%
26
-
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

-

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
35
The following tables
present by portfolio
classes the performance
of loans modified
during the last
twelve months ended
June 30,
2026 and 2025 that were granted to borrowers experiencing financial difficulty:
Last Twelve Months Ended June 30, 2026
30-59 60-89 90+
Total
Delinquency Current Total
(In thousands)
Conventional residential mortgage loans $
106
$
-
$
-
$
106
$
995
$
1,101
Construction loans
-
-
-
-
5
5
Commercial mortgage loans
-
-
-
-
670
670
C&I loans
-
-
10
10
2,581
2,591
Consumer loans:
Auto loans
99
157
121
377
3,192
3,569
Personal loans
51
25
-
76
535
611
Credit cards
232
157
192
581
2,000
2,581
Other consumer loans
33
8
1
42
198
240
Total modifications
$
521
$
347
$
324
$
1,192
$
10,176
$
11,368
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
36
NOTE 4 – ALLOWANCE
FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES
The following tables present the activity in the ACL on loans and finance leases by portfolio segment for the indicated periods:
Residential
Mortgage
Loans
Commercial
Mortgage
Loans
Consumer Loans
and Finance
Leases
Construction
Loans
C&I
Loans Total
Quarter Ended June 30, 2026
(In thousands)
ACL:
Beginning balance $
41,534
$
3,324
$
23,670
$
42,124
$
134,408
$
245,060
Provision for credit losses - expense (benefit)
1,303
(1,008)
(319)
1,094
14,888
15,958
Charge-offs
(529)
-
-
(330)
(21,332)
(22,191)
Recoveries
450
13
155
71
5,523
6,212
Ending balance $
42,758
$
2,329
$
23,506
$
42,959
$
133,487
$
245,039
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
Six-Month Period Ended June 30, 2026
(In thousands)
ACL:
Beginning balance $
41,071
$
5,672
$
23,832
$
41,416
$
137,046
$
249,037
Provision for credit losses - expense (benefit)
1,542
(3,369)
41
2,111
32,803
33,128
Charge-offs
(659)
-
(562)
(720)
(47,451)
(49,392)
Recoveries
804
26
195
152
11,089
12,266
Ending balance $
42,758
$
2,329
$
23,506
$
42,959
$
133,487
$
245,039
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
37
The
Corporation
estimates
the
ACL
following
the
methodologies
described
in
Note
1
–
“Nature
of
Business
and
Summary
of
Significant Accounting
Policies” to the
audited consolidated
financial statements
included in
the 2025
Annual Report on
Form 10-K,
as updated by the information contained in this report, for each portfolio segment.
The Corporation
generally applies
probability weights
to the
baseline and
alternative downside
economic scenarios
to estimate
the
ACL with
the
baseline
scenario
carrying
the highest
weight.
The
scenarios
that are
chosen each
quarter
and
the
weighting
given
to
each
scenario
for
the
different
loan
portfolio
categories
depend
on
a
variety
of
factors
including
recent
economic
events,
leading
national and
regional economic indicators,
and industry
trends. As of
June 30,
2026 and December
31, 2025,
the Corporation
applied
100% probability
to the baseline
scenario for
the commercial mortgage
and construction
loan portfolios since
certain macroeconomic
variables
associated
with
commercial
real
estate
property
performance
and
the
commercial
real
estate
(“CRE”)
price
index,
particularly in
the Puerto
Rico region,
are expected
to continue
to perform
in a
more favorable
manner than
the alternative
downside
economic scenario.
As of June 30, 2026,
the ACL for loans and
finance leases was $
245.0
million, a decrease of $
4.0
million from $
249.0
million as of
December
31,
2025.
The decrease
was mainly
related
to
the
ACL for
consumer
loans
and
finance
leases, which
decreased
by
$
3.6
million,
driven
by
lower
delinquency
levels
in
the
unsecured
loan
portfolios
and
improvements
in
macroeconomic
variables
in
the
secured loan
portfolios,
partially offset
by loan
growth and
higher qualitative
reserves associated
with geopolitical
uncertainty driven
by,
among
other
things,
higher
oil
prices
as
a
result
of
the
conflict
in
the
Middle
East.
In
addition,
the
ACL
for
commercial
and
construction loans decreased by
$
2.1
million, mainly due to an
improvement in the projection
of certain macroeconomic variables,
net
of aforementioned qualitative reserves, partially offset by
loan growth.
Meanwhile,
the
ACL
for
residential
mortgage
loans
increased
by
$
1.7
million,
driven
by
loan
growth
and
the
aforementioned
geopolitical uncertainty,
partially offset by an improvement in the projection of the unemployment rate.
Net charge-offs were
$
16.1
million and $
37.1
million for the second quarter
and first six months of 2026,
respectively, compared
to
$
19.1
million
and
$
40.5
million,
respectively,
for
the
same
periods
in
2025.
The
$
3.0
million
decrease
in
net
charge-offs
for
the
second quarter
of 2026
was primarily
driven by
a $
4.1
million reduction
in consumer
loans and
finance leases
net charge-offs
across
all major portfolio classes, partially offset
by $
0.8
million in C&I net recoveries in
the Puerto Rico region during the
second quarter of
2025. The $
3.4
million decrease in net
charge-offs for
the first six months
of 2026 was
mainly attributable to
a $
5.2
million reduction
in consumer loans and
finance leases net charge
-offs, particularly within
the unsecured loan portfolios,
after considering the impact
of
the aforementioned
$
2.4
million in
recoveries related
to the
bulk sale
recognized during
the first
quarter of
2025. This
improvement
was partially
offset by
the aforementioned
C&I net
recoveries recorded
in the
second quarter
of 2025,
and a
$
0.6
million charge-off
associated with a nonaccrual commercial mortgage loan in the Virgin
Islands region during the first quarter of 2026.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
38
The tables below present the
ACL related to loans and
finance leases and the carrying
values of loans by portfolio
segment as of
June 30, 2026 and December 31, 2025:
As of June 30, 2026
Residential
Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Loans
C&I
Loans
Consumer Loans
and Finance
Leases Total
(Dollars in thousands)
Total loans held for investment:
Amortized cost of loans
$
2,927,167
$
204,630
$
2,637,352
$
3,826,588
$
3,661,486
$
13,257,223
Allowance for credit losses
42,758
2,329
23,506
42,959
133,487
245,039
Allowance for credit losses to
amortized cost
1.46
%
1.14
%
0.89
%
1.12
%
3.65
%
1.85
%
As of December 31, 2025
Residential
Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Loans
C&I
Loans
Consumer Loans
and Finance
Leases Total
(Dollars in thousands)
Total loans held for investment:
Amortized cost of loans
$
2,908,302
$
265,568
$
2,554,252
$
3,688,358
$
3,708,876
$
13,125,356
Allowance for credit losses
41,071
5,672
23,832
41,416
137,046
249,037
Allowance for credit losses to
amortized cost
1.41
%
2.14
%
0.93
%
1.12
%
3.70
%
1.90
%
In
addition,
the
Corporation
estimates
expected
credit
losses
over
the
contractual
period
in
which
the
Corporation
is
exposed
to
credit
risk
via
a
contractual
obligation
to
extend
credit,
such
as
unfunded
loan
commitments
and
standby
letters
of
credit
for
commercial
and
construction
loans,
unless
the
obligation
is
unconditionally
cancellable
by
the
Corporation.
See
Note
18
–
“Regulatory
Matters,
Commitments
and
Contingencies”
for
information
on
off-balance
sheet
exposures
as
of
June
30,
2026
and
December 31,
2025. The
Corporation estimates
the ACL
for these
off-balance
sheet exposures
following the
methodology described
in
Note
1 –
“Nature
of Business
and
Summary
of Significant
Accounting
Policies”
to
the audited
consolidated
financial statements
included in the
2025 Annual Report
on Form 10-K.
As of June 30,
2026, the ACL
for off-balance sheet
credit exposures increased
to
$
4.6
million, compared to $
3.0
million as of December 31, 2025, primarily driven by renewals of existing C&I lines of credit.
The following
table presents
the activity
in the
ACL for
unfunded loan
commitments and
standby letters
of credit
for the
quarters
and six-month periods ended June 30, 2026 and 2025:
Quarter Ended Six-Month Period Ended
June 30, June 30,
2026 2025 2026 2025
(In thousands)
Beginning balance $
3,120
$
3,080
$
3,013
$
3,143
Provision for credit losses - expense
1,479
287
1,586
224
Ending balance $
4,599
$
3,367
$
4,599
$
3,367

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
39
NOTE 5
–
OTHER REAL ESTATE
OWNED (“OREO”)
The following table presents the OREO inventory as of the indicated dates:
June 30, 2026 December 31, 2025
(In thousands)
OREO balances, carrying value:
Residential
(1)
$
5,702
$
6,524
Construction
442
386
Commercial
795
612
Total $
6,939
$
7,522
(1) Excludes $
2.4
million and
$
4.1
million as
of June
30, 2026
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
STATEMENTS – (Continued)
40
NOTE 6 – DEPOSITS
The following table summarizes deposit balances as of the indicated dates:
June 30, 2026 December 31, 2025
(In thousands)
Type of account:
Non-interest-bearing deposit accounts $
5,548,697
$
5,549,416
Interest-bearing checking accounts
3,689,428
3,512,649
Interest-bearing saving accounts
3,501,275
3,452,192
Time deposits
3,535,375
3,562,331
Brokered CDs
594,754
593,555
Total
$
16,869,529
$
16,670,143
The following table presents the remaining contractual maturities of time deposits, including brokered CDs, as of June 30, 2026:
Total
(In thousands)
Three months or less $
1,019,638
Over three months to six months
764,373
Over six months to one year
1,466,438
Over one year to two years
669,742
Over two years to three years
117,763
Over three years to four years
35,331
Over four years to five years
41,085
Over five years
15,759
Total
$
4,130,129
Total Puerto
Rico and U.S. time deposits with balances
of more than $250,000 amounted to
$
1.8
billion as of each of June 30,
2026
and December
31, 2025.
This amount
does not
include brokered
CDs that
are generally
participated
out by
brokers in
shares of
less
than
the
FDIC
insurance
limit. As
of
June
30,
2026
and
December
31,
2025,
unamortized
broker
placement
fees
amounted
to $
0.7
million
and
$
0.9
million,
respectively,
which
are
amortized
over
the
contractual
maturity
of
the
brokered
CDs
under
the
interest
method.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
41
NOTE 7 – BORROWINGS
As of June 30, 2026 and December 31, 2025, total borrowings consisted of FHLB advances as set forth below:
June 30, 2026 December 31, 2025
(In thousands)
Long-term
Fixed
-rate advances from the FHLB
(1)
$
200,000
$
290,000
(1) Weighted-average interest rate of
4.25
% and
4.32
% as of June 30, 2026 and December 31, 2025, respectively. Contractual maturity date of November
2027 as of
June 30, 2026.
Advances from the FHLB mature as follows as of the indicated date:
June 30, 2026
(In thousands)
Over one year to two years
(1)
$
200,000
(1) Average remaining term to maturity of
1.39
years.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
42
NOTE 8 – EARNINGS PER COMMON . SHARE
The
calculations
of
earnings
per
common
share
for
the
quarters
and
six-month
periods
ended
June
30,
2026
and
2025
are
as
follows:
Quarter Ended Six-Month Period Ended
June 30, June 30,
2026 2025 2026 2025
(In thousands, except per share information)
Net income attributable to common stockholders $
96,154
$
80,180
$
184,932
$
157,239
Weighted-Average
Shares:
Average common
shares outstanding
153,466
160,884
154,359
161,903
Average potential
dilutive common shares
696
629
767
722
Average common
shares outstanding - assuming dilution
154,162
161,513
155,126
162,625
Earnings per common share:
Basic
$
0.63
$
0.50
$
1.20
$
0.97
Diluted
$
0.62
$
0.50
$
1.19
$
0.97
Earnings
per
common
share
is
computed
by
dividing
net
income
attributable
to
common
stockholders
by
the
weighted-average
number
of
common
shares
issued
and
outstanding.
Basic
weighted-average
common
shares
outstanding
exclude
unvested shares
of
restricted stock that do not contain non-forfeitable dividend rights
.
Potential dilutive
common
shares consist
of unvested
shares of
restricted
stock
and
performance
units (if
any
of the
performance
conditions
are
met
as
of
the
end
of
the
reporting
period)
that
do
not
contain
non-forfeitable
dividend
or
dividend
equivalent
rights
using the
treasury stock
method. This
method assumes
that proceeds
equal to
the amount
of compensation
cost attributable
to future
services
is
used
to
repurchase
shares
on
the
open
market
at
the
average
market
price
for
the
period.
The
difference
between
the
number
of
potential
dilutive
shares
issued
and
the
shares
purchased
is
added
as
incremental
shares
to
the
actual
number
of
shares
outstanding
to
compute
diluted
earnings
per
share.
Unvested
shares
of
restricted
stock
outstanding
during
the
period
that
result
in
lower potentially
dilutive shares issued
than shares purchased
under the
treasury stock method
are not included
in the computation
of
dilutive
earnings
per
share
since
their
inclusion
would
have an
antidilutive
effect
on
earnings
per
share.
There
were
no
antidilutive
shares of common stock during the quarters and six-month periods ended June 30, 2026 and 2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
43
NOTE 9 – STOCK-BASED . COMPENSATION
The
First BanCorp.
2026
Omnibus Incentive
Plan (the
“2026
Omnibus
Plan”),
which
became effective
on May
6, 2026
and
will
remain
in
effect
through
May
5,
2036,
provides
for
equity-based
incentive
compensation
and
succeeds
the
First
BanCorp.
2016
Omnibus Incentive Plan, as
amended (the “2016 Omnibus Plan”).
No
awards will be granted under
the 2016 Omnibus Plan on
or after
May 6, 2026. Collectively,
the 2026 Omnibus Plan and the 2016 Omnibus Plan are referred to herein as the “Omnibus
Plan”.
The 2026
Omnibus Plan
authorizes the
issuance of
up to
5,000,000
shares of
common stock,
in addition
to any
shares of
common
stock subject
to outstanding
awards granted
under the
2016 Omnibus
Plan that
are forfeited
or
terminated
on or
after May
6, 2026,
subject to
certain adjustments.
As of
June 30,
2026, there
were
4,532,751
authorized shares
of common
stock available
for issuance
under the
2026 Omnibus
Plan. The
number of
shares available
for future
grants was
reduced by
unvested performance
share awards
granted in
2024, 2025,
and 2026 under
the 2016 Omnibus
Plan that
were assumed
under the
2026 Omnibus
Plan, that
remain subject
to
vesting
based
upon
achievement
of
performance
goals
at
the
end
of
the
three-year
performance
period.
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
stock
granted
to
employees
are
subject
to
the
following
vesting
period: fifty percent (
50
%) of those shares vest on
the
two-year
anniversary of the grant date
and the remaining
50
% vest on the three -
year anniversary
of the
grant date.
The shares
of restricted
stock granted
to directors
are generally
subject to
vesting on
the
one-year
anniversary of the grant date.
The following table
summarizes the restricted stock
activity under the
Omnibus Plan during
the six-month periods
ended June 30,
2026 and 2025:
Six-Month Period Ended June 30,
2026 2025
Number of Weighted- Number of Weighted-
shares of Average shares of Average
restricted Grant Date restricted Grant Date
stock
Fair Value
stock
Fair Value
Unvested shares outstanding at beginning of year
1,033,690
$
16.71
1,007,621
$
14.39
Granted
(1)
440,540
20.62
447,631
18.35
Forfeited
(17,942)
18.69
(8,818)
16.27
Vested
(441,366)
14.85
(388,608)
12.67
Unvested shares outstanding at end of period
1,014,922
$
19.17
1,057,826
$
16.69
(1)
For the six-month period ended June
30, 2026, includes
1,872
shares of restricted stock awarded to
independent directors and
438,668
shares of restricted stock awarded to
employees, of
which
87,895
shares were granted to retirement-eligible employees
and thus charged to earnings as of
the grant date. For the six-month period
ended June 30, 2025, includes
2,086
shares
of restricted stock awarded to
independent directors and
445,545
shares of restricted stock
awarded to employees, of which
103,560
shares were granted to retirement-eligible
employees
and thus charged to earnings as of the grant date.
For the quarter
and six-month period
ended June
30, 2026, the
Corporation recognized
$
1.8
million and $
5.0
million, respectively,
of
stock-based
compensation
expense
related
to
restricted
stock
awards,
compared
to
$
1.4
million
and
$
4.5
million
for
the
same
periods
in 2025.
As of
June 30,
2026,
there was
$
9.1
million
of total
unrecognized
compensation
cost related
to unvested
shares of
restricted stock that the Corporation expects to recognize over a weighted-average period of
1.8
years.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
44
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
Performance units granted vest on the third anniversary of the effective date of the award based on actual achievement of two performance metrics weighted equally: relative total shareholder return (“Relative TSR”), compared to companies that comprise the
KBW Nasdaq Regional Banking Index, and the achievement of a tangible book value per share (“TBVPS”) goal, which is measured based upon the growth in the tangible book value during the performance cycle, adjusted for certain allowable non-recurring transactions. The participant may earn 50% of their target opportunity for threshold level performance and up to 150% of their target opportunity for maximum level performance, based on the achievement of each performance goal during a three-year performance cycle. Amounts between threshold, target and maximum performance will vest in a proportional amount. During the first quarter of
2026, 55,805 additional shares related to the 2023 performance share award, which vested in March 2026, were awarded as a result of performance achieved in excess of target opportunity.
The following
table summarizes
the performance
units activity
under the
Omnibus Plan
during
the six-month
periods ended
June
30, 2026 and 2025:
Six-Month Period Ended June 30,
2026 2025
Number
Weighted-
Number
Weighted-
of Average of Average
Performance Grant Date Performance Grant Date
Units Fair Value Units Fair Value
Performance units at beginning of year
544,107
$
16.02
549,032
$
14.37
Additions
(1)
144,458
20.22
160,744
18.66
Vested
(2) (3)
(216,876)
12.24
(166,669)
13.15
Performance units at end of period
471,689
$
19.04
543,107
$
16.01
(1)
Units
granted
during
the
six-month
periods
ended
June
30,
2026
and
2025
are
based
on
the
achievement
of
the
Relative
TSR
and
TBVPS
performance
goals
during
a
three-year
performance cycle beginning January 1, 2026 and January
1, 2025, respectively, and ending on
December 31, 2028 and December 31, 2027, respectively.
(2)
Units vested during the
six-month periods ended
June 30, 2026
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
30, 2026,
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
45
The following table
summarizes the valuation
assumptions used to
calculate the fair
value as of
the grant date
of the Relative
TSR
component of the performance units granted under the Omnibus Plan during the six-month periods ended June 30, 2026 and 2025:
Six-Month Period Ended June 30,
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
30, 2026, the
Corporation recognized
$
0.7
million and $
1.4
million, respectively,
of stock-based
compensation expense related
to performance units,
compared to $
0.7
million and $
1.3
million for the
same periods in
2025. As of
June 30, 2026,
there was $
5.2
million of total
unrecognized compensation
cost related to unvested
performance units that
the Corporation expects to recognize over a weighted-average period of
2.1
years.
Shares withheld
During the
first six
months of
2026,
the Corporation
withheld
236,972
shares (2025
–
188,266
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
46
NOTE 10 –
STOCKHOLDERS’
EQUITY
Stock Repurchase Program
On October
22, 2025,
the Corporation
announced that
its Board
of Directors
approved a
stock repurchase
program authorizing
the
repurchase of up
to $
200
million of its outstanding
common stock. Under
this program, the Corporation
repurchased
4,402,897
shares
of
common
stock
through
open
market
transactions
at
an average
price
of
$
22.71
,
for
a
total
cost
of
approximately
$
100.0
million
during the first
half of 2026. As
of June 30,
2026, the Corporation
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
Common Stock
The following
table shows
the changes
in shares
of common
stock outstanding
for the quarters
and six-month
periods ended
June
30, 2026 and 2025:
Total
Number of Shares
Quarter Ended Six-Month Period Ended
June 30, June 30,
2026 2025 2026 2025
Common stock outstanding, beginning of period
154,693,926
163,104,181
156,618,996
163,868,877
Common stock repurchased
(1)
(2,005,578)
(1,589,748)
(4,639,869)
(2,966,564)
Common stock reissued under stock-based compensation plan
4,000
-
713,221
614,300
Restricted stock forfeited
(17,942)
(6,638)
(17,942)
(8,818)
Common stock outstanding, end of period
152,674,406
161,507,795
152,674,406
161,507,795
(1)
For the quarter and
six-month period ended
June 30, 2026
includes
11,873
and
236,972
shares, respectively,
of common stock surrendered
to cover plan
participants’ payroll and
income
taxes. For
the quarter
and six-month
period ended
June 30,
2025 includes
6,017
and
188,266
shares, respectively,
of common
stock surrendered
to cover
plan participants’
payroll and
income taxes.
For the
quarter and
six-month period
ended June
30, 2026,
total cash
dividends declared
on shares
of common
stock amounted
to
$
31.0
million
($
0.20
per
share)
and
$
62.5
million
($
0.40
per
share),
respectively,
compared
to
$
29.0
million
($
0.18
per
share)
and
$
58.6
million ($
0.36
per share),
respectively,
for the
same periods
in 2025.
On
July 21, 2026
, the
Corporation’s
Board of
Directors
declared
a
quarterly
cash
dividend
of
$
0.20
per
common
share.
The
dividend
is payable
on
September 11, 2026
to
shareholders
of
record at the
close of business on
August 27, 2026
. The Corporation
intends to continue
to pay quarterly dividends
on common stock.
However,
the Corporation’s
common stock
dividends, including
the declaration,
timing, and
amount, remain
subject to
consideration
and approval by the Corporation’s
Board of Directors at the relevant times.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
47
Preferred Stock
The Corporation
has
50,000,000
authorized shares of
preferred stock with
a par value
of $
1.00
, subject to
certain terms. This
stock
may
be
issued
in
series
and
the
shares
of
each
series
have
such
rights
and
preferences
as
are
fixed
by
the
Corporation’s
Board
of
Directors
when
authorizing
the
issuance
of
that
particular
series
and
are
redeemable
at
the
Corporation’s
option.
No
shares
of
preferred stock were outstanding as of June 30, 2026 and December 31, 2025.
Treasury Stock
The following
table shows the
changes in
shares of treasury
stock for
the quarters and
six-month periods
ended June
30, 2026
and
2025:
Total
Number of Shares
Quarter Ended Six-Month Period Ended
June 30, June 30,
2026 2025 2026 2025
Treasury stock, beginning of period
68,969,190
60,558,935
67,044,120
59,794,239
Common stock repurchased
2,005,578
1,589,748
4,639,869
2,966,564
Common stock reissued under stock-based compensation plan
(4,000)
-
(713,221)
(614,300)
Restricted stock forfeited
17,942
6,638
17,942
8,818
Treasury stock, end of period
70,988,710
62,155,321
70,988,710
62,155,321
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
FirstBank’s
legal surplus
reserve, included
as part
of
retained earnings
in the
Corporation’s
consolidated statements
of financial
condition, amounted
to $
262.5
million as
of each
of June
30, 2026 and December 31, 2025. There were
no
transfers to the legal surplus reserve during the first six months of 2026.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
48
NOTE 11 – ACCUMULATED
OTHER COMPREHENSIVE LOSS
The
following
table
presents
the
changes
in
accumulated
other
comprehensive
loss for
the quarters
and
six-month
periods
ended
June 30, 2026 and 2025:
Changes in Accumulated Other Comprehensive
Loss by Component
(1)
Quarter Ended June 30, Six-Month Period Ended June 30,
2026 2025 2026 2025
(In thousands)
Net unrealized holding losses on available-for-sale
debt securities:
Beginning balance $
(361,108)
$
(483,277)
$
(354,940)
$
(567,338)
Other comprehensive (loss) income
(2)
(7,731)
41,205
(13,899)
125,266
Ending balance $
(368,839)
$
(442,072)
$
(368,839)
$
(442,072)
Adjustment of pension and postretirement
benefit plans:
Beginning balance $
390
$
782
$
390
$
782
Other comprehensive (loss) income
-
-
-
-
Ending balance $
390
$
782
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
Affected Line Item
in the Consolidated Quarter Ended June 30, Six-Month Period Ended June 30,
Statements of Income 2026 2025 2026 2025
(In thousands)
Net periodic benefit, pension plans:
Interest cost
Other expenses
$
880
$
930
$
1,760
$
1,858
Expected return on plan assets
Other expenses
(992)
(998)
(1,984)
(1,996)
Net periodic benefit, pension plans
(112)
(68)
(224)
(138)
Net periodic cost, postretirement plan Other expenses
11
6
22
13
Net periodic benefit
$
(101)
$
(62)
$
(202)
$
(125)

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
49
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
For the
quarter and
six-month period
ended June
30, 2026,
the Corporation
recorded an
income tax
expense of
$
24.1
million and
$
49.5
million, respectively,
compared to an
income tax expense of
$
22.7
million and $
45.9
million, respectively,
for the same periods
in 2025.
The increase
in income
tax expense
was mainly
due to
higher pre-tax
income, partially
offset
by a
lower estimated
annual
effective
tax rate.
For the
year,
the Corporation’s
annual effective
tax rate
was estimated
at
21.5
% for
the first
six months
of 2026,
compared to
22.8
% for the
comparable period in
2025. The decrease in
the annual effective
tax rate was due
to a higher proportion
of
exempt to taxable income.
Income
tax
expense
attributable
to
Puerto
Rico
is
considered
domestic
for
Puerto
Rico
tax
purposes.
Income
tax
expense
also
includes
U.S.
federal
taxes,
as
well
as
USVI
and
state
income
taxes
in
Florida,
which
are
considered
foreign
for
Puerto
Rico
tax
purposes. As
a Puerto
Rico corporation,
FirstBank is
treated as
a foreign
corporation for
U.S. and
USVI income
tax purposes
and is
generally
subject
to
U.S.
and
USVI
income
tax
only
on
its
income
from
sources
within
the
U.S.
and
USVI
or
income
effectively
connected with
the conduct
of a trade
or business in
those jurisdictions.
Such tax paid
in the U.S.
and USVI is
also creditable
against
the
Corporation’s
Puerto
Rico
tax
liability,
subject
to
certain
conditions
and
limitations.
Income
generally
from
BVI
operations
is
considered foreign-source
income and
is not
subject to
taxation in
that jurisdiction.
For the
quarter and
six-month period
ended June
30, 2026,
FirstBank incurred
current income
tax expense
of approximately
$
3.2
million and
$
6.0
million, respectively,
related to
its
U.S. operations, compared to $
2.8
million and $
5.4
million, for the comparable periods in 2025.
As of
June 30,
2026, the
Corporation had
a net deferred
tax asset of
$
142.0
million, net
of a
valuation allowance
of $
75.6
million,
compared to
a net
deferred tax
asset of
$
149.0
million, net
of a
valuation allowance
of $
75.0
million, as
of December
31, 2025.
The
net deferred
tax asset
of the
Corporation’s
banking
subsidiary,
FirstBank, amounted
to $
129.9
million
as of
June 30,
2026,
net of
a
valuation
allowance of
$
73.9
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
The statute
of limitations
under the
PR Tax
Code is
four years
after a
tax return
is due
or filed,
whichever is
later; the
statute of
limitations for
U.S. and
USVI income
tax purposes
is three
years after
a tax
return is
due or
filed, whichever
is later.
The
completion of an audit by
the taxing authorities or the
expiration of the statute
of limitations for a given
audit period could result in
an
adjustment to
the Corporation’s
liability for
income taxes.
For U.S.
and USVI
income tax
purposes, all
tax years
subsequent to
2021
remain open to examination. For Puerto Rico income tax purposes, all tax years subsequent to 2020 remain open to examination.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
50
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
There
were
no
transfers
of
assets
and
liabilities
measured
at
fair
value
between
Level
1
and
Level
2
measurements
during
the
quarters and six-month periods ended June 30, 2026 and 2025.
Assets and liabilities measured at fair value on a recurring basis are summarized below as of the indicated dates:
As of June 30, 2026 As of December 31, 2025
Fair Value Measurements Using
Fair Value Measurements Using
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
(In thousands)
Assets:
Available-for-sale debt securities:
U.S. Treasury securities $
497,175
$
-
$
-
$
497,175
$
497,342
$
-
$
-
$
497,342
Noncallable U.S. agencies debt securities
-
156,850
-
156,850
-
336,849
-
336,849
Callable U.S. agencies debt securities
-
593,781
-
593,781
-
566,263
-
566,263
MBS
-
3,429,172
3,000
(1)
3,432,172
-
3,148,692
3,266
(1)
3,151,958
Puerto Rico government obligation
-
-
1,610
1,610
-
-
1,620
1,620
Equity securities
4,986
-
-
4,986
5,024
-
-
5,024
Derivative assets
-
216
-
216
-
345
-
345
Liabilities:
Derivative liabilities
-
118
-
118
-
200
-
200
(1) Related to private label MBS.
The table
below presents
a reconciliation
of the
beginning and
ending balances
of all
assets measured
at fair
value on
a recurring
basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2026 and 2025:
Quarter Ended June 30, Six-Month Period Ended June 30,
2026 2025 2026 2025
Level 3 Instruments Only
Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
(In thousands)
Beginning balance $
4,722
$
6,633
$
4,886
$
6,815
Total (losses) gains:
Included in other comprehensive income (unrealized)
439
245
621
291
Included in earnings (unrealized)
(2)
(58)
3
(146)
8
Principal repayments and amortization
(3)
(493)
(1,024)
(751)
(1,257)
Ending balance $
4,610
$
5,857
$
4,610
$
5,857
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
51
The
tables
below
present
quantitative
information
for
significant
assets
measured
at
fair
value
on
a
recurring
basis
using
significant unobservable inputs (Level 3) as of the indicated dates:
June 30, 2026
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average
Minimum
Maximum
(Dollars in thousands)
Available-for-sale
debt securities:
Private label MBS
$
3,000
Discounted cash flows Discount rate
16.3%
16.3%
16.3%
Prepayment rate
1.6%
8.0%
2.6%
Projected cumulative loss rate
0.1%
16.7%
6.7%
Puerto Rico government obligation
$
1,610
Discounted cash flows Discount rate
10.8%
10.8%
10.8%
Projected cumulative loss rate
23.4%
23.4%
23.4%
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
For the quarters and
six-month periods ended June
30, 2026 and 2025,
the Corporation recorded losses
or valuation adjustments for
assets recognized at fair value on a non-recurring basis and still held at June 30, 2026 and 2025, as shown in the following table:
Quarter Ended June 30, Six-Month Period Ended June 30,
2026 2025 2026 2025 2026 2025 2026 2025
(In thousands) Carrying Value Losses Carrying Value Losses
Level 3:
Loans receivable
(1)
$
1,000
$
4,338
$
(166)
$
(455)
$
4,970
$
8,967
$
(603)
$
(684)
OREO
(2)
-
371
-
(153)
117
620
(6)
(152)
(1)
Consists mainly of collateral dependent commercial and construction loans. The Corporation generally measured losses based
on the fair value of the collateral. The Corporation derived the fair values from external appraisals that took into consideration prices in observed transactions involving similar assets
in similar locations but adjusted for specific characteristics and assumptions of the collateral (e.g., absorption rates), which are not market observable. There were
no
adjustments applied on appraisals for the quarters ended June
30, 2026 and 2025. The
adjustment applied to appraisals was
3
% and
22
% for the six-month periods ended June 30, 2026 and
2025, respectively.
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
16
% for the six-month period ended June 30, 2026. For the
quarter and six-month period ended June 30, 2025, the
adjustment applied on appraisals was
4
%.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
52
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
of June 30, 2026
Fair Value Estimate as
of
June 30, 2026 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money market investments (amortized cost)
$
1,328,775
$
1,328,775
$
1,328,775
$
-
$
-
Available-for-sale debt
securities (fair value)
4,681,588
4,681,588
497,175
4,179,803
4,610
Held-to-maturity debt securities:
Held-to-maturity debt securities (amortized cost)
234,124
Less: ACL on held-to-maturity debt securities
(479)
Held-to-maturity debt securities, net of ACL
$
233,645
228,667
-
156,333
72,334
Equity securities (amortized cost)
38,566
38,566
-
38,566
(1)
-
Other equity securities (fair value)
4,986
4,986
4,986
-
-
Loans held for sale (lower of cost or market)
15,474
15,601
-
15,601
-
Loans held for investment:
Loans held for investment (amortized cost)
13,257,223
Less: ACL for loans and finance leases
(245,039)
Loans held for investment, net of ACL
$
13,012,184
12,972,007
-
-
12,972,007
MSRs (amortized cost)
22,560
41,693
-
-
41,693
Derivative assets (fair value) (2)
216
216
-
216
-
Liabilities:
Deposits (amortized cost) $
16,869,529
$
16,863,099
$
-
$
16,863,099
$
-
Long-term advances from the FHLB (amortized cost)
200,000
200,171
-
200,171
-
Derivative liabilities (fair value) (2)
118
118
-
118
-
(1) Includes FHLB stock with a carrying value of $
21.3
million, which is considered restricted.
(2) Includes interest rate swap agreements, forward contracts, and interest rate lock commitments.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
53
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
s
about a
wide variety
of factors,
including
but not
limited to,
relevancy
of
market prices of comparable instruments, expected future cash flows, and appropriate discount rates.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
54
NOTE 15 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition
In accordance with
ASC Topic
606, “Revenue from
Contracts with Customers” (“ASC
Topic
606”), revenues are
recognized when
control
of
promised
goods
or
services
is
transferred
to
customers
and
in
an
amount
that
reflects
the
consideration
to
which
the
Corporation expects to be
entitled in exchange for those
goods or services. At contract
inception, once the contract is
determined to be
within the
scope of
ASC Topic
606, the
Corporation assesses
the goods
or services
that are
promised within
each contract,
identifies
the
respective
performance
obligations,
and
assesses
whether
each
promised
good
or
service
is
distinct.
The
Corporation
then
recognizes
as revenue
the amount
of the
transaction price
that is
allocated to
the respective
performance obligation
when (or
as) the
performance obligation is satisfied.
Disaggregation of Revenue
The
following
tables
summarize
the
Corporation’s
revenue,
which
includes
net
interest
income
on
financial
instruments
that
is
outside of
ASC Topic
606 and
non-interest income,
disaggregated by
type of
service and
business segment
for the
quarters and
six-
month periods ended June 30, 2026 and 2025:
Quarter ended June 30, 2026
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
17,751
$
146,494
$
48,550
$
(23,060)
$
22,102
$
17,294
$
229,131
Service charges and fees on deposit accounts
-
7,396
1,556
-
155
778
9,885
Insurance commission income
-
3,002
-
-
46
66
3,114
Card and processing income
-
11,141
24
-
27
1,320
12,512
Other service charges and fees
47
1,950
283
-
672
147
3,099
Not in scope of ASC Topic
606
(1)
3,943
1,732
787
20
653
(13)
7,122
Total non-interest income
3,990
25,221
2,650
20
1,553
2,298
35,732
Total Revenue (Loss) $
21,741
$
171,715
$
51,200
$
(23,040)
$
23,655
$
19,592
$
264,863
Quarter ended June 30, 2025
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
17,670
$
145,902
$
42,056
$
(27,130)
$
20,442
$
16,919
$
215,859
Service charges and fees on deposit accounts
-
7,365
1,487
-
147
757
9,756
Insurance commission income
-
2,295
-
-
54
189
2,538
Card and processing income
-
10,375
229
-
31
1,245
11,880
Other service charges and fees
13
1,720
22
-
285
131
2,171
Not in scope of ASC Topic
606
(1)
3,485
609
157
19
345
(10)
4,605
Total non-interest income
3,498
22,364
1,895
19
862
2,312
30,950
Total Revenue (Loss) $
21,168
$
168,266
$
43,951
$
(27,111)
$
21,304
$
19,231
$
246,809

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
55
Six-Month Period Ended June 30, 2026
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
35,553
$
291,457
$
93,205
$
(48,161)
$
43,999
$
34,034
$
450,087
Service charges and fees on deposit accounts
-
14,832
3,136
-
311
1,538
19,817
Insurance commission income
-
8,744
-
-
60
254
9,058
Card and processing income
-
21,250
255
-
41
2,724
24,270
Other service charges and fees
80
3,743
504
-
1,398
296
6,021
Not in scope of ASC Topic
606
(1)
8,318
4,192
1,058
55
650
(22)
14,251
Total non-interest income
8,398
52,761
4,953
55
2,460
4,790
73,417
Total Revenue (Loss) $
43,951
$
344,218
$
98,158
$
(48,106)
$
46,459
$
38,824
$
523,504
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
56
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
57
The following tables present information about the reportable segments for the indicated periods:
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Quarter ended June 30, 2026:
Interest income $
33,499
$
101,992
$
65,417
$
38,464
$
39,989
$
8,349
$
287,710
Net (charge) credit for transfer of funds
(15,748)
81,306
(13,099)
(59,913)
(2,851)
10,305
-
Interest expense
-
(36,804)
(3,768)
(1,611)
(15,036)
(1,360)
(58,579)
Net interest income (loss)
17,751
146,494
48,550
(23,060)
22,102
17,294
229,131
Provision for credit losses - expense
695
15,100
884
57
587
10
17,333
Non-interest income
3,990
25,221
2,650
20
1,553
2,298
35,732
Non-interest expenses:
Employees’ compensation and benefits
6,898
38,805
4,785
1,091
7,169
4,691
63,439
Occupancy and equipment
1,341
15,115
1,386
169
1,859
2,238
22,108
Business promotion
248
3,106
335
181
338
227
4,435
Professional fees
1,605
7,654
969
435
1,214
1,239
13,116
Taxes, other than income taxes
477
4,580
643
114
93
164
6,071
FDIC deposit insurance
405
713
668
-
246
135
2,167
Net (gain) loss on OREO operations
(978)
-
35
-
7
94
(842)
Credit and debit card processing expenses
-
7,625
14
-
3
872
8,514
Other non-interest expenses
(1)
808
5,354
333
218
719
884
8,316
Total non-interest expenses
10,804
82,952
9,168
2,208
11,648
10,544
127,324
Segment income (loss)
$
10,242
$
73,663
$
41,148
$
(25,305)
$
11,420
$
9,038
$
120,206
Average interest-earning assets $
2,216,218
$
3,938,677
$
3,737,962
$
5,254,755
$
2,644,176
$
481,305
$
18,273,093
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
-
104
(591)
Credit and debit card processing expenses
-
6,845
214
-
3
685
7,747
Other non-interest expenses
(1)
789
6,323
1,366
637
731
929
10,775
Total non-interest expenses
10,828
77,494
10,709
2,497
11,591
10,218
123,337
Segment income (loss)
$
9,989
$
73,569
$
32,541
$
(29,605)
$
7,698
$
8,693
$
102,885
Average interest-earning assets $
2,164,350
$
4,018,961
$
3,575,929
$
5,638,582
$
2,419,981
$
457,177
$
18,274,980

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
58
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Six-Month Period Ended June 30, 2026
Interest income $
66,785
$
204,122
$
126,963
$
74,412
$
78,569
$
16,708
$
567,559
Net (charge) credit for transfer of funds
(31,232)
160,395
(26,138)
(118,591)
(4,489)
20,055
-
Interest expense
-
(73,060)
(7,620)
(3,982)
(30,081)
(2,729)
(117,472)
Net interest income (loss)
35,553
291,457
93,205
(48,161)
43,999
34,034
450,087
Provision for credit losses - expense (benefit)
366
33,682
(2,422)
145
1,979
856
34,606
Non-interest income
8,398
52,761
4,953
55
2,460
4,790
73,417
Non-interest expenses:
Employees’ compensation and benefits
13,920
78,632
9,957
2,349
14,587
9,293
128,738
Occupancy and equipment
2,719
30,313
2,737
348
3,716
4,338
44,171
Business promotion
489
5,633
544
354
636
334
7,990
Professional fees
3,234
15,390
1,961
811
2,240
2,392
26,028
Taxes, other than income taxes
969
9,228
1,303
235
184
336
12,255
FDIC deposit insurance
781
1,388
1,297
-
490
269
4,225
Net (gain) loss on OREO operations
(1,994)
-
24
-
7
184
(1,779)
Credit and debit processing expenses
-
14,076
205
-
5
1,555
15,841
Other non-interest expenses
(1)
1,625
10,919
723
447
1,433
1,813
16,960
Total non-interest expenses
21,743
165,579
18,751
4,544
23,298
20,514
254,429
Segment income (loss)
$
21,842
$
144,957
$
81,829
$
(52,795)
$
21,182
$
17,454
$
234,469
Average interest-earning assets $
2,209,625
$
3,957,000
$
3,746,919
$
5,264,368
$
2,611,335
$
480,039
$
18,269,286
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
2026 2025 2026 2025
(In thousands)
Average assets:
Total average interest-earning assets
for segments
$
18,273,093
$
18,274,980
$
18,269,286
$
18,293,054
Average non-interest-earning assets
(1)
839,315
766,226
821,656
780,918
Total consolidated average assets
$
19,112,408
$
19,041,206
$
19,090,942
$
19,073,972
(1) Includes, among other things, non-interest-earning cash, premises and equipment, net deferred tax asset, right-of-use (“ROU”) assets, and accrued interest receivable on loans and investments.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
59
NOTE 17 – SUPPLEMENTAL
STATEMENTS
OF CASH FLOWS INFORMATION
Supplemental statements of cash flows information is as follows for the indicated periods:
Six-Month Period Ended June 30,
2026 2025
(In thousands)
Cash paid for:
Interest
$
118,971
$
129,773
Income tax
45,442
42,334
Operating cash flow from operating leases
9,097
8,845
Non-cash investing and financing activities:
Additions to OREO
3,377
2,775
Additions to auto and other repossessed assets
29,523
31,074
Capitalization of servicing assets
1,333
1,279
Loan securitizations
77,177
84,537
Loans held for sale transferred to held for investment
65
-
Payable related to unsettled purchases of investment securities
-
5,007
ROU assets obtained in exchange for operating lease liabilities, net of lease terminations
6,656
366
Redemption of investments in FBP Statutory Trusts
-
1,850

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
60
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
The regulatory capital position of the Corporation and FirstBank as of
June 30, 2026 and December 31, 2025 were as follows:
Regulatory Requirements
Actual For Capital Adequacy Purposes
To be Well
-Capitalized
Thresholds
Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
As of June 30, 2026
Total Capital (to Risk-Weighted
Assets)
First BanCorp.
$
2,440,873
18.21
% $
1,072,150
8.0
% N/A N/A
FirstBank
$
2,406,005
17.97
% $
1,071,343
8.0
% $
1,339,178
10.0
%
CET1 Capital (to Risk-Weighted Assets)
First BanCorp.
$
2,272,601
16.96
% $
603,085
4.5
% N/A N/A
FirstBank
$
2,137,857
15.96
% $
602,630
4.5
% $
870,466
6.5
%
Tier I Capital (to Risk-Weighted
Assets)
First BanCorp.
$
2,272,601
16.96
% $
804,113
6.0
% N/A N/A
FirstBank
$
2,237,857
16.71
% $
803,507
6.0
% $
1,071,343
8.0
%
Leverage ratio
First BanCorp.
$
2,272,601
11.72
% $
775,711
4.0
% N/A N/A
FirstBank
$
2,237,857
11.54
% $
775,396
4.0
% $
969,245
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
61
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
30, 2026,
commitments to
extend credit
amounted to
approximately $
2.1
billion, of
which $
0.8
billion relates
to retail
credit
card
loans.
In
addition,
commercial
and
financial
standby
letters
of
credit
as
of
June
30,
2026
amounted
to
approximately
$
64.5
million.
Contingencies
As
of
June
30,
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
On June 24, 2026, the
lawsuit
, Jane Doe v.
FirstBank Puerto Rico and First
BanCorp
, was filed in the
United States District Court
for the
Southern District
of New
York
as a
putative class
action. The
complaint asserts
claims under
the federal
Trafficking
Victims
Protection
Act
and
related
federal
and
local
law
theories
arising
from
banking
services
allegedly
provided
to
Jeffrey
Epstein
and
certain related individuals and
entities. The plaintiff
seeks unspecified compensatory
and punitive damages, injunctive
and declaratory
relief,
fees
and
costs.
The
complaint
alleges,
among
other
things,
that
the
Corporation
and
FirstBank
knowingly
facilitated,
participated in,
and financially
benefited from
Jeffrey Epstein’s
sex-trafficking
venture by
providing banking
services to
Epstein and
related entities.
The Corporation
and FirstBank
categorically
deny the
allegations asserted
in the
complaint and
intend to
vigorously
defend
the
matter.
The
Corporation
and
FirstBank
have
moved
to
dismiss
the
complaint.
Given
the
preliminary
stage
of
the
proceedings,
including the
pending motion
to dismiss,
at this
time, management
cannot reasonably
predict the
ultimate outcome
and
any potential loss, if any.
Based on information currently available, management is not aware of any related regulatory investigation or
enforcement action and does not currently anticipate any material adverse regulatory consequences arising from this matter.
For information
regarding other
ongoing litigation,
see Note
23 –
“Regulatory Matters,
Commitments,
and Contingencies,”
to the
audited consolidated financial statements included in the 2025 Annual
Report on Form 10-K.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
62
NOTE 19 – FIRST BANCORP.
(HOLDING COMPANY
ONLY) FINANCIAL
INFORMATION
The following condensed
financial information presents
the financial position
of First BanCorp.
at the holding
company level only
as of
June 30,
2026 and
December 31,
2025, and
the results
of its
operations
for the
quarters and
six-month periods
ended June
30,
2026 and 2025:
Statements of Financial Condition
As of June 30, As of December 31,
2026 2025
(In thousands)
Assets
Cash and due from banks (includes $
9,648
due from FirstBank as of June 30, 2026
and $
37,654
as of December 31, 2025)
$
10,394
$
38,401
Equity securities
2,175
1,950
Investment in FirstBank, at equity
1,931,371
1,898,022
Investment in FirstBank Insurance Agency, at equity
24,599
18,630
Dividends receivable
1,113
560
Deferred tax asset
(1)
11,189
13,246
Other assets
687
917
Total assets $
1,981,528
$
1,971,726
Liabilities and Stockholders’ Equity
Accounts payable and other liabilities
4,695
4,861
Stockholders’ equity
1,976,833
1,966,865
Total liabilities and stockholders’ equity $
1,981,528
$
1,971,726
(1)
Consists of deferred tax assets associated with NOL carryforwards, which the Corporation expects to realize under the election
established by Act 65-2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
63
Statements of Income
Quarter Ended
Six-Month Period Ended
June 30, June 30,
2026 2025 2026 2025
(In thousands)
Income
Interest income on interest-bearing cash balances
due from FirstBank
$
430
$
93
$
890
$
187
Dividend income from banking subsidiaries
57,229
72,438
140,229
189,895
Other income
-
7
-
36
Total income
57,659
72,538
141,119
190,118
Expense
Interest expense on long-term borrowings
-
175
-
1,156
Other non-interest expenses
525
463
1,000
941
Total expense
525
638
1,000
2,097
Income before income taxes and equity in undistributed
earnings of subsidiaries
57,134
71,900
140,119
188,021
Income tax expense
631
-
2,057
1
Equity in undistributed earnings of subsidiaries
(distributions in excess of earnings)
39,651
8,280
46,870
(30,781)
Net income $
96,154
$
80,180
$
184,932
$
157,239
Other comprehensive (loss) income, net of tax
(7,731)
41,205
(13,899)
125,266
Comprehensive income $
88,423
$
121,385
$
171,033
$
282,505

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
EXECUTIVE SUMMARY
First BanCorp. is
a diversified financial
holding company headquartered
in San Juan, Puerto
Rico, offering a
full range of financial
products to
consumers and
commercial customers
through various
subsidiaries. First
BanCorp.
is the
holding company
of FirstBank
Puerto
Rico
(“FirstBank”
or the
“Bank”)
and
FirstBank
Insurance
Agency.
Through
its wholly
-owned
subsidiaries,
the Corporation
operates
in
Puerto
Rico,
the
United
States
Virgin
Islands
(“USVI”),
the
British
Virgin
Islands
(“BVI”),
and
the
state
of
Florida,
concentrating on
commercial banking,
residential mortgage loans,
credit cards, personal
loans, small loans,
auto loans and
leases, and
insurance agency activities.
Recent Developments
Economy and Market Update
Economic conditions
in Puerto
Rico remained
stable throughout
the second
quarter of
2026, supported
by a
resilient labor
market,
ongoing reconstruction
activity,
and encouraging
reshoring trends.
Puerto Rico’s
unemployment rate
stood at
approximately 5.8%
in
June 2026, remaining near historic lows and reflecting continued
strength in employment conditions.
In
the
United
States,
economic
activity
continued
to
moderate
during
the
second
quarter
of
2026,
while
labor
market
conditions
remained generally stable.
The U.S. unemployment
rate decreased slightly
from 4.3% in
March 2026 to
4.2% in June 2026,
reflecting
a healthy
labor market
despite softer hiring
trends and continued
moderation in economic
growth. On
July 29, 2026,
the Chairman of
the
Federal
Reserve
(the
“FED”)
reiterated
that
the
federal
funds
target
range
remained
unchanged
at
3.50%
to
3.75%.
The
FED
remains focused on managing inflation, which in June 2026 was at 3.5% and above the 2% target.
The Corporation
concluded the first
half of the
year with another
quarter of strong
financial performance,
delivering growth across
the franchise while generating attractive
returns for shareholders. The Corporation
continued to execute on its strategic
priorities while
maintaining
a
disciplined
approach
to
growth,
profitability,
and
asset
quality.
Loan
pipelines
remained
healthy,
supporting
Management’s
confidence
in
achieving
its
established
loan
growth
targets
for
the
full
year,
driven
primarily
by
commercial
and
residential
mortgage
lending opportunities.
In addition,
Management expects
net interest
margin
performance
to continue
benefiting
from
the
reinvestment
of
cash
flows
into
higher-yielding
assets,
while
remaining
focused
on
operational
efficiency,
prudent
risk
management, and delivering sustainable returns to shareholders.
Capital Deployment Actions
In the second quarter of
2026, the Corporation delivered
approximately $81.0
million in the form of
capital deployment actions that
included $50.0 million in repurchases of common stock and $31.
0
million in common stock dividends declared.
On
July
21,
2026,
the
Corporation’s
Board
of
Directors
declared
a
quarterly
cash
dividend
of
$0.20
per
common
share.
The
dividend is payable on September 11, 2026
to shareholders of record at the close of business on August 27, 2026.

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
For
the
quarter
and
six-month
period
ended
June
30,
2026,
the
Corporation
had
net
income
of
$96.1
million
($0.62
per
diluted
common
share)
and
$184.9
million
($1.19
per
diluted
common
share),
respectively
compared
to
$80.2
million
($0.50
per
diluted
common share) and $157.2
million ($0.97
per diluted common share)
respectively,
for the comparable periods
in 2025. Other relevant
selected financial indicators for the periods presented are included below:
Quarter Ended June 30, Six-Month Period Ended June 30,
2026 2025 2026 2025
Key Performance Indicators:
(1)
Return on Average Assets
(2)
2.02% 1.69% 1.95% 1.66%
Return on Average Common Equity
(3)
19.49 17.79 18.70 17.85
Efficiency Ratio
(4)
48.07 49.97 48.60 49.78
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
The key drivers of the Corporation’s
GAAP financial results for the quarter
ended June 30, 2026, compared to the
second quarter of
2025,
include the following:
●
Net interest income
increased by
$13.2 million to
$229.1 million for
the second quarter
of 2026,
compared to $215.9
million
for
the
second
quarter
of
2025.
Net
interest
margin
for
the second
quarter
of
2026
increased
by
31
basis
points
(“bps”)
to
4.87%,
driven
by
the
deployment
of
cash
flows
from
lower-yielding
investment
securities
to
higher-yielding
assets,
and
a
decrease in
the cost
of interest-bearing
liabilities due
to the
effect
of lower
interest rates
on deposits
and the
repayments of
Federal
Home
Loan
Bank
(“FHLB”)
advances
and
redemption
of
junior
subordinated
debentures.
These
factors
were
partially offset
by the downward
repricing of variable
-rate commercial loans.
The results for
the second quarter
of 2026 also
reflect
a
7
bps
increase
associated
with
the
acceleration
of
the
unamortized
purchase
discount
and
net
deferred
fees
in
connection with the
refinancings of a participated
loan for toll roads
infrastructure improvement and
a participated municipal
loan in the Puerto Rico region. See “Results of Operations – Net Interest Income
”
below for additional information.
●
The provision for credit
losses on loans, finance
leases, unfunded loan commitments
and debt securities for the
quarter ended
June
30,
2026
was
$17.3
million,
compared
to
$20.6
million
for
the
second
quarter
of
2025.
The
decrease
in
provision
expense
was
driven
by
lower net
charge-offs
and
delinquency
levels
in
the
consumer
loan
and
finance
lease
portfolios,
as
well as improvements
in the projection
of certain macroeconomic
variables associated with
the commercial
and construction
loan portfolios.
Net charge-offs
totaled $16.1
million for
the second
quarter of
2026, or
an annualized
0.49% of
average loans,
compared to
$19.1 million, or an annualized 0.60% of
average loans, for the same period in 2025.
The $3.0 million decrease in net charge-
offs for the second
quarter of 2026 was primarily
driven by a $4.1 million
reduction in consumer loans
and finance leases net
charge-offs
across
all
major
portfolio
classes.
See
“Results
of
Operations
–
Provision
for
Credit
Losses”
and
“Risk
Management” below for analyses of the ACL and non-performing assets and related ratios.
●
Non-interest income increased
by $4.8 million to
$35.7 million for the second
quarter of 2026, compared to
$30.9 million for
the same
period
in 2025,
in part
due
to a
$2.2
million
increase related
to higher
realized
gains from
purchased
income tax
credits. See “Results of Operations – Non-Interest Income” below for additional information.
●
Non-interest expenses increased by $4.0 million to $127.3 million for the second quarter of 2026, compared to $123.3 million
for the same period in
2025, mainly due to a $3.4
million increase in employees’
compensation and benefits expenses,
in part
due to annual salary merit increases. See “Results of Operations – Non-Interest
Expenses” below for additional information.

●
Income tax expense
increased by $1.4
million to $24.1
million for the
second quarter of
2026, compared to
$22.7 million for
the same
period in
2025, driven
by higher
pre-tax income,
partially offset
by a
lower estimated
annual effective
tax rate
due
to a higher proportion
of exempt to taxable
income. For the year,
the Corporation’s
annual effective tax
rate was estimated at
21.5% for
the first
six months
of 2026,
compared to
22.8% for
the comparable
period in
2025.
See “Income
Taxes”
below
and Note 13 – “Income Taxes
”
to the unaudited consolidated financial statements herein for additional information.
●
As of
June 30,
2026, total
assets were
approximately
$19.2 billion,
an increase
of $108.3
million from
December 31,
2025,
primarily
driven
by
growth
in
commercial
loans
and
the
investment
securities
portfolios
supported
by
deposit
growth,
partially offset by cash outflows resulting from capital deployment actions and the repayment of long-term borrowings.
●
As of
June 30,
2026, total
liabilities were
$17.3 billion,
an increase
of $98.3
million from
December 31,
2025, driven
by an
increase in core
deposits, partially
offset by
the $90.0 million
repayment of long-term
borrowings.
See “Risk Management
–
Liquidity Risk” below for additional information about the Corporation’s funding sources and strategy.
●
The
Corporation’s
primary
sources
of
funding
are
consumer
and
commercial
core
deposits,
which
exclude
government
deposits
and
brokered
certificates
of
deposit
(“CDs”).
Excluding
fully
collateralized
government
deposits,
estimated
uninsured deposits amounted
to $4.7 billion as
of June 30, 2026.
The Corporation had approximately
$2.7 billion in cash
and
cash
equivalents
and
free
high-quality
liquid
securities
as
of
June
30,
2026.
When
adding
approximately
$2.6
billion
available for
funding under
the FED’s
Discount Window
and $1.1
billion available
for additional
borrowing capacity
on the
FHLB
lines
of
credit
based
on
collateral
pledged
at
these
entities,
the
Corporation
had
$6.4
billion,
or
134%
of
estimated
uninsured
deposits
(excluding
fully
collateralized
government
deposits),
available
to
meet
liquidity
needs.
See
“Risk
Management – Liquidity Risk” below for additional information about the Corporation’s funding sources and strategy.
●
As
of
June
30,
2026,
the
Corporation’s
total
stockholders’
equity
was
$2.0
billion,
an
increase
of
$10.0
million
from
December
31,
2025,
driven
by
the
net
income
generated
in
the
first
half
of
2026,
partially
offset
by
$100.0
million
in
common stock
repurchases,
$62.5 million,
or $0.40
per common
share, in
common stock
dividends declared
in the
first half
of 2026,
and a $13.9
million decrease
in the
fair value
of available-for-sale
debt securities.
The Corporation’s
CET1 capital,
tier 1 capital, total
capital, and leverage ratios
were 16.96%, 16.96%, 18.21%,
and 11.72%, respectively,
as of June 30, 2026,
compared
to
CET1
capital,
tier
1
capital,
total
capital,
and
leverage
ratios
of
16.76%,
16.76%,
18.01%,
and
11.58%,
respectively, as of
December 31, 2025. See “Risk Management – Capital” below for additional information.
●
Total
loan
production,
including
purchases,
refinancings,
renewals,
and
draws
from
existing
revolving
and
non-revolving
commitments,
increased
by
$303.6
million
to $1.7
billion
for
the
quarter
ended
June 30,
2026,
as compared
to
the
second
quarter
of 2025,
primarily
driven
by an
increase
in
commercial
and
construction
loans, which
includes
the
aforementioned
refinancings of
participated loans
during the
second quarter
of 2026.
See “Results
of Operations
– Loan
Production”
below
for additional information.
●
Total
non-performing assets
were $113.9
million as
of June
30, 2026,
a decrease
of $0.2
million from
December 31,
2025,
reflecting a
$2.2 million
reduction in
repossessed assets,
partially offset
by a
$2.0 million
increase in
nonaccrual loans.
The
increase
in
nonaccrual
loans
consisted
of
an
$11.6
million
increase
in
commercial
and
construction
loans
driven
by
the
migration of a $14.8
million commercial and
industrial (“C&I”) relationship
in the Florida region
to nonaccrual status during
the
second
quarter of
2026,
partially
offset
by
a $5.8
million
decrease
in nonaccrual
residential
mortgage
loans and
a $3.8
million
decrease
in
nonaccrual
consumer
loans.
See
“Risk
Management
–
Nonaccrual
Loans
and
Non-Performing
Assets”
below for additional information.
●
Adversely classified
commercial and
construction loans
were $87.2
million as
of June
30, 2026,
an increase
of $5.8
million
from
December
31, 2025,
driven by
the downgrade
of the
aforementioned
$14.8
million inflow
to nonaccrual
status in
the
Florida region, partially offset by repayments.

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
exclude
items that
management believes
are not
reflective of
core operating
performance (“Special
Items”). The
financial results
for
the second
quarters
of 2026
and 2025
and six-month
period ended
June 30,
2025 did
not include
any significant
Special Items.
The
financial results for the six-month period ended June 30, 2026 included the following Special Item:
Federal Deposit Insurance Corporation (“FDIC”) Special Assessment Reversal
-
A benefit
of $0.1
million ($57
thousand after-tax,
calculated based
on the
statutory tax
rate of
37.5%) was
recorded for
the
six-month
period
ended
June 30,
2026
following
receipt
of
the
FDIC
assessment
invoice,
paid
on
March
30,
2026,
which
reduced the quarterly
special assessment rate
for the eighth
and final collection
period from 3.36
bps to 2.97
bps. Any future
offsets
or
one-time
final
shortfall
special
assessment
collection,
if
any,
will
be
communicated
by
the
FDIC
through
future
invoices. The FDIC deposit
special assessment is reflected
in the consolidated statements
of income as part
of “FDIC deposit
insurance” expenses.
Adjusted
Net
Income
–
The
following
table
shows
net
income,
for
the
second
quarters
of
2026
and
2025
and
six-month
period
ended
June 30,
2025,
and
reconciles,
for
the
six-month
period
ended
June 30,
2026,
net income
to adjusted
net
income,
which
is a
non-GAAP financial measure that excludes the Special Item identified above:
Quarter Ended June 30, Six-Month Period Ended June 30,
2026 2025 2026 2025
(In thousands)
Net income, as reported (GAAP) $ 96,154 $ 80,180 $ 184,932 $ 157,239
Adjustment:
FDIC special assessment reversal - - (92) -
Income tax impact of adjustment
(1)
- - 35 -
Adjusted net income (non-GAAP) $ 96,154 $ 80,180 $ 184,875 $ 157,239
(1)
See “Adjusted Net Income and Adjusted Non-Interest Expenses”
above for the individual tax impact related to the above adjustment, which was based on the Puerto Rico statutory tax
rate of 37.5%.

RESULTS
OF OPERATIONS
Net Interest Income
Net interest
income is
the excess of
interest earned
by First
BanCorp. on
its interest-earning
assets over
the interest
incurred on its
interest-bearing
liabilities.
First
BanCorp.’s
net
interest
income
is
subject
to
interest
rate
risk
due
to
the
repricing
and
maturity
mismatch
of
the
Corporation’s
assets
and
liabilities.
In
addition,
variable
sources
of
interest
income,
such
as
loan
fees,
periodic
dividends, and
collection of
interest on
nonaccrual loans,
can fluctuate
from period
to period.
Net interest
income for
the quarter
and
six-month period
ended June
30, 2026
was $229.1
million and
$450.1 million,
respectively,
compared to
$215.9 million
and $428.3
million for
the comparable
periods in 2025,
respectively.
On a tax-equivalent
basis, net interest
income for
the quarter and
six-month
period ended
June 30,
2026 was
$243.8 million
and $476.2
million, respectively,
compared to
$223.0 million
and $441.6
million for
the comparable periods in 2025, respectively.
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
Part I
Average volume Interest income (1)
/ expense
Average rate (1)
Quarter ended June 30, 2026 2025 2026 2025 2026 2025
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 539,882 $ 1,070,545 $ 4,969 $ 11,897 3.69% 4.46%
Government obligations
(2)
1,382,832 1,839,445 14,976 7,519 4.34% 1.64%
Mortgage-backed securities (“MBS”) 3,829,853 3,289,215 31,011 17,979 3.25% 2.19%
FHLB stock 22,452 26,114 447 645 7.99% 9.91%
Other investments 22,446 20,525 137 174 2.45% 3.40%
Total investments
(3)
5,797,465 6,245,844 51,540 38,214 3.57% 2.45%
Residential mortgage loans 2,924,680 2,854,624 43,696 41,674 5.99% 5.86%
Construction loans 191,228 245,906 4,779 5,839 10.02% 9.52%
C&I and commercial mortgage loans 6,304,576 5,892,848 106,430 100,758 6.77% 6.86%
Consumer loans and finance leases 3,656,603 3,749,431 95,946 98,849 10.52% 10.57%
Total loans
(4)(5)
13,077,087 12,742,809 250,851 247,120 7.69% 7.78%
Total interest-earning assets $ 18,874,552 $ 18,988,653 $ 302,391 $ 285,334 6.43% 6.03%
Tax-equivalent adjustment (14,681) (7,144)
Interest income - GAAP $ 287,710 $ 278,190 6.11% 5.88%
Interest-bearing liabilities:
Time deposits $ 3,497,812 $ 3,190,402 $ 28,420 $ 26,747 3.26% 3.36%
Brokered CDs 528,544 487,787 5,414 5,491 4.11% 4.52%
Other interest-bearing deposits 7,119,151 7,662,793 22,359 26,400 1.26% 1.38%
Advances from the FHLB 226,374 320,000 2,386 3,518 4.23% 4.41%
Other borrowings - 9,429 - 175 - % 7.44%
Total interest-bearing liabilities $ 11,371,881 $ 11,670,411 $ 58,579 $ 62,331 2.07% 2.14%
Net interest income/margin - non-GAAP
(1)
$ 243,812 $ 223,003 5.18% 4.71%
Net interest income/margin - GAAP $ 229,131 $ 215,859 4.87% 4.56%
Net interest spread - non-GAAP
(1)
4.36% 3.89%
Net interest spread - GAAP 4.04% 3.74%

Part I
Average volume Interest income (1)
/ expense
Average rate (1)
Six-Month Period Ended June 30,
2026
2025
2026
2025
2026 2025
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 578,910 $ 1,090,704 $ 10,599 $ 24,102 3.69% 4.46%
Government obligations
(2)
1,425,018 1,905,022 26,402 14,489 3.74% 1.53%
MBS 3,738,285 3,299,035 57,825 35,476 3.12% 2.17%
FHLB stock 23,296 29,370 921 1,435 7.97% 9.85%
Other investments 21,704 20,253 276 421 2.56% 4.19%
Total investments
(3)
5,787,213 6,344,384 96,023 75,923 3.35% 2.41%
Residential mortgage loans 2,918,187 2,848,306 86,945 83,158 6.01% 5.89%
Construction loans 219,166 239,138 10,570 11,435 9.73% 9.64%
C&I and commercial mortgage loans 6,265,041 5,850,126 208,350 200,514 6.71% 6.91%
Consumer loans and finance leases 3,670,555 3,750,389 191,817 197,601 10.54% 10.62%
Total loans
(4)(5)
13,072,949 12,687,959 497,682 492,708 7.68% 7.83%
Total interest-earning assets
- non-GAAP
(1)
$ 18,860,162 $ 19,032,343 $ 593,705 $ 568,631 6.35% 6.03%
Tax-equivalent adjustment (26,146) (13,376)
Interest income - GAAP $ 567,559 $ 555,255 6.07% 5.88%
Interest-bearing liabilities:
Time deposits $ 3,520,261 $ 3,119,981 $ 57,657 $ 52,215 3.30% 3.37%
Brokered CDs 542,165 485,792 11,173 10,952 4.16% 4.55%
Other interest-bearing deposits 7,076,383 7,678,261 43,294 53,968 1.23% 1.42%
Advances from the FHLB 251,547 393,923 5,348 8,708 4.29% 4.46%
Other borrowings - 31,538 - 1,156 - % 7.39%
Total interest-bearing liabilities
- GAAP
$ 11,390,356 $ 11,709,495 $ 117,472 $ 126,999 2.08% 2.19%
Net interest income / margin - non-GAAP
(1)
$ 476,233 $ 441,632 5.09% 4.68%
Net interest income / margin - GAAP $ 450,087 $ 428,256 4.81% 4.54%
Net interest spread - non-GAAP
(1)
4.27% 3.84%
Net interest spread - GAAP 3.99% 3.69%
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
quarters ended June
30, 2026 and 2025
and $7.7 million
and $9.1 million
for the six-month
periods ended June
30, 2026 and
2025, respectively, of income from prepayment
penalties and late fees related to the Corporation’s
loan portfolio.

Part II Quarter Ended June 30, Six-Month Period Ended June 30,
2026 Compared to 2025 2026 Compared to 2025
Variance due to: Variance due to:
Volume Rate Total Volume Rate Total
(In thousands)
Interest income on interest-earning assets:
Money market and other short-term investments $ (5,150) $ (1,778) $ (6,928) $ (9,903) $ (3,600) $ (13,503)
Government obligations (3,427) 10,884 7,457 (6,373) 18,286 11,913
MBS 3,317 9,715 13,032 5,206 17,143 22,349
FHLB stock (83) (115) (198) (267) (247) (514)
Other investments 14 (51) (37) 25 (170) (145)
Total investments (5,329) 18,655 13,326 (11,312) 31,412 20,100
Residential mortgage loans 1,035 987 2,022 2,065 1,722 3,787
Construction loans (1,335) 275 (1,060) (965) 100 (865)
C&I and commercial mortgage loans 7,007 (1,335) 5,672 14,093 (6,257) 7,836
Consumer loans and finance leases (2,809) (94) (2,903) (5,377) (407) (5,784)
Total loans 3,898 (167) 3,731 9,816 (4,842) 4,974
Total interest income $ (1,431) $ 18,488 $ 17,057 $ (1,496) $ 26,570 $ 25,074
Interest expense on interest-bearing liabilities:
Time deposits $ 2,541 $ (868) $ 1,673 $ 6,660 $ (1,218) $ 5,442
Brokered CDs 439 (516) (77) 1,225 (1,004) 221
Other interest-bearing deposits (2,427) (1,614) (4,041) (5,454) (5,220) (10,674)
Advances from the FHLB (992) (140) (1,132) (3,038) (322) (3,360)
Other borrowings (175) - (175) (1,156) - (1,156)
Total interest expense (614) (3,138) (3,752) (1,763) (7,764) (9,527)
Change in net interest income $ (817) $ 21,626 $ 20,809 $ 267 $ 34,334 $ 34,601

Net interest income
amounted to $229.1
million for the
quarter ended June
30, 2026, an
increase of $13.2
million, when
compared
to $215.9 million for the same period in 2025. The increase in net interest income consisted of:
●
A $9.5 million increase in interest income on interest-earning assets, consisting of:
o
A
$7.2
million
net
increase
in
interest
income
on
investment
securities
and
interest-bearing
cash
balances,
primarily
driven by:
-
A $14.3 million
increase in interest
income on debt
securities, mainly due
to a 108
bps improvement in
yield due to
the
effect
of
both
purchases
of
higher-yielding
available-for-sale
debt
securities
replacing
maturities
of
lower-
yielding debt
securities and
$1.8 million
resulting from
the acceleration
of the
unamortized purchase
discount on
a
municipal bond refinanced during the second quarter of 2026 into a shorter-term commercial loan structure.
Partially offset by:
-
A
$6.9
million
decrease
in
interest
income
from
interest-bearing
cash
balances,
due
to
a
$5.1
million
decrease
associated with a $530.7 million net reduction
in the average balances, which consisted primarily of
cash maintained
at the FED, and a $1.8
million decrease associated with the reduction of the federal funds rate.
o
A $2.3 million increase in interest income on loans, a net effect of:
-
A $3.2
million increase
in interest
income on
commercial and
construction loans,
driven by
a $5.8
million increase
associated with
a $357.1
million increase
in the
average balance
and $1.6
million resulting
from the
acceleration of
net deferred
fees associated
with the
refinancing of
a C&I
loan in
the Puerto
Rico region,
partially offset
by a
$4.2
million decrease mainly related to the effect of lower interest rates on the downward repricing of variable-rate loans.
As of June 30, 2026, the
interest rate on approximately 49%
of the Corporation’s
commercial and construction loans
was tied
to variable
rates, with
30% based
upon Secured
Overnight Financing
Rate (“SOFR”)
of 3
months or
less,
11%
based
upon
the
Prime
rate
index,
and
8%
based
on
other
indexes.
For
the
quarter
ended
June
30,
2026,
the
average
one-month
SOFR
decreased
68
bps,
the
average
three-month
SOFR
decreased
63
bps,
and
the
average
Prime rate decreased 75 bps, when compared to the same period in 2025.
-
A $2.0 million
increase in interest
income on residential
mortgage loans,
of which $1.2
million was associated
with
a $70.1 million increase
in the average balance
and $0.5 million was associated with
the payoff of a
nonaccrual loan
in the Florida region.
Partially offset by:
-
A $2.9
million
decrease
in
interest income
on
consumer
loans and
finance
leases,
mainly
associated
with
a
$92.8
million decrease in the average balance.
●
A $3.7 million decrease in interest expense on interest-bearing liabilities, consisting of:
o
A $2.4 million decrease in interest expense on interest-bearing deposits, primarily driven by:
-
A $4.0
million decrease
in interest
expense on
interest-bearing checking
and saving
accounts, due
to a $2.4
million
decrease
associated
with
a
$543.6
million
decrease
in
the
average
balance
and
a
$1.6
million
decrease
associated
with
lower
interest
rates
paid.
The
average
cost
of
interest-bearing
checking
and
saving
accounts
in
the
second
quarter of
2026 decreased
12 bps to
1.26% when
compared to the
same period
in 2025, mainly
due to a
decrease in
the cost
of government
deposits. Excluding
government deposits,
the average
cost of
interest-bearing checking
and
savings accounts for the quarter ended June 30, 2026 was 0.66%, compared to 0.72% for the same period in 2025.
Partially offset by:
-
A
$1.7
million
increase
in
interest
expense
on
time
deposits,
excluding
brokered
CDs,
driven
by
a
$2.5
million
increase associated with
a $307.4 million
increase in the
average balance,
partially offset by
a $0.8 million
decrease
related to issuances at lower rates during the second quarter of 2026.
o
A $1.3 million decrease in interest expense
on borrowings, mainly due to a $93.6
million decrease in the average balance
of FHLB advances.

Net interest
income amounted
to $450.1
million for
the six-month
period ended
June 30,
2026, an
increase of
$21.8 million
when
compared to $428.3 million for the same period in 2025. The $21.8 million increase in net interest income was primarily due to:
● A $12.3 million increase in interest income on interest-earning assets, consisting of:
o
A
$9.8
million
net
increase
in
interest
income
on
investment
securities
and
interest-bearing
cash
balances,
primarily
driven by:
- A
$24.0 million increase in interest income on debt
securities, mainly due to a 95 bps improvement in yield resulting from
purchases
of
higher-yielding
available-for-sale
debt
securities
replacing
maturities
of
lower-yielding
debt
securities.
Partially offset by:
-
A
$13.5
million
decrease
in
interest
income
from
interest-bearing
cash
balances,
due
to
a
$9.9
million
decrease
associated with
a $511.8
million
net decrease
in the
average balances,
which
consisted
primarily
of cash
balances
deposited at the FED and a $3.6 million decrease associated with the reduction of the federal funds rate.
o
A $2.5 million increase in interest income on loans, a net effect of:
-
A $4.5 million
increase in interest income
on commercial and construction
loans, driven by a
$13.2 million increase
associated with a $394.9
million increase in
the average balance,
partially offset
by an $8.7
million decrease mainly
due to the effect of lower interest rates on the downward repricing of variable-rate loans.
For
the
six-month
period
ended
June
30,
2026,
the
average
one-month
SOFR
decreased
66
bps,
the
three-month
SOFR
decreased
63
bps,
and
the
average
Prime
rate
decreased
75
bps,
compared
to
the
average
rates
for
such
indexes for the six-month period ended June 30, 2025.
- A
$3.8 million
increase in interest
income on
residential mortgage
loans, of which
$2.2 million was
associated with
a $69.9 million increase in the average balance.
Partially offset by:
-
A $5.8
million
decrease
in
interest income
on
consumer
loans and
finance
leases,
mainly
associated
with
a
$79.8
million decrease in the average balance.
●
A $9.5 million decrease in interest expense on interest-bearing liabilities, consisting of:
o
A $5.0 million decrease in interest expense on interest-bearing deposits, driven by:
-
A
$10.6
million
decrease
in
interest
expense
on
interest-bearing
checking
and
saving
accounts,
driven
by
a
$5.4
million
decrease
associated
with
a
$601.9
million
decrease
in
the
average
balance,
and
a
$5.2
million
decrease
associated with lower
interest rates paid
when compared to
2025. The average
cost of interest-bearing
checking and
saving accounts
decreased by 19
bps to 1.23%
for 2026, as
compared to
1.42% for the
same period in
2025, mostly
driven by a
17 bps decrease
in the cost of
government deposits. Excluding
government deposits, the
average cost of
interest-bearing checking and saving accounts for 2026 was 0.66%, compared to 0.74% for the same period in 2025.
Partially offset by:
-
A
$5.4
million
increase
in
interest
expense
on
time
deposits,
excluding
brokered
CDs,
driven
by
a
$6.6
million
increase associated with
a $400.3 million
increase in the
average balance,
partially offset by
a $1.2 million
decrease
related to lower rates paid on new issuances and renewals.
o
A
$4.5 million
decrease in
interest expense
on borrowings,
due
to a
$142.4
million decrease
in the
average balance
of
FHLB advances and the redemption of the remaining junior subordinated debentures during the first half of 2025.
Net interest margin
for the second
quarter of 2026
increased 31 bps to
4.87%, compared to
4.56% for the
same period in 2025,
and
by 27 bps
to 4.81%, for
the first six
months of
2026, compared
to 4.54% for
the same period
in 2025. The
increase in the
net interest
margin
mostly
reflects
the
deployment
of
cash
flows
from
lower-yielding
investment
securities
to
higher-yielding
assets,
and
a
decrease in
the cost
of interest-bearing
liabilities due
to the
effect
of lower
interest rates
on deposits
and repayments
of borrowings,

partially offset by the downward repricing of variable
-rate commercial loans. The results for the second quarter of 2026 also reflect
a 7
bps
increase
associated
with
the
acceleration
of
the
unamortized
purchase
discount
and
net
deferred
fees
in
connection
with
the
aforementioned refinancings.
Provision for Credit Losses
The provision
for credit
losses consists of
provisions for
credit losses on
loans and
finance leases,
unfunded loan
commitments, as
well as the debt securities portfolio. The principal changes in the provision for credit losses by main categories follow:
Provision for credit losses for
loans and finance leases
The
provision for
credit losses
for
loans and
finance leases
was $16.0
million for
the second
quarter of
2026, compared
to $20.4
million for the second quarter of 2025. The most significant variances were as follows:
●
Provision for credit
losses for the
consumer loan and
finance lease portfolios
was an expense
of $14.9 million
for the second
quarter of 2026,
compared to an
expense of $17.8
million for the
second quarter
of 2025. The
decrease in
provision expense
was driven by a reduction
in net charge-offs
and lower delinquency
levels in the unsecured loan
portfolios, partially offset
by
a lower benefit from improvements in macroeconomic variables, mainly in the projection of the unemployment rate.
●
Provision
for
credit
losses
for
the
commercial
and
construction
loan
portfolios
was
a
net
benefit
of
$0.2
million
for
the
second
quarter
of
2026,
compared
to
an
expense
of
$1.8
million
for
the
second
quarter
of
2025.
The
net
benefit
recorded
during
the
second
quarter
of
2026
was
driven
by
improvements
in
the
projection
of
certain
macroeconomic
variables,
partially offset by loan growth. The expense recorded
during the second quarter of 2025 was mainly due to C&I loan growth.
The provision
for credit
losses for
loans and
finance leases
was $33.1
million for
the first
half of
2026, compared
to $45.2
million
for the same period in 2025. The most significant variances were as follows:
●
Provision for
credit losses
for the
commercial and
construction loan
portfolios was
a net
benefit of
$1.2 million
for the
first
half of
2026, compared
to an
expense of
$6.4 million
for the
same period
in 2025.
The net
benefit recorded
during the
first
half of 2026
was driven by
the aforementioned improvements
in the projection
of certain macroeconomic
variables, partially
offset
by loan
growth and
updated financial
information of
certain commercial
borrowers. The
expense recorded
during the
first half of
2025 was mainly
due to a
deterioration in the
economic outlook of
the forecasted CRE price
index and C&I
loan
growth.
●
Provision
for
credit losses
for
the consumer
loan
and
finance lease
portfolios
was an
expense
of $32.8
million
for
the first
half of
2026, compared
to an
expense of
$37.0 million
for the
same period
in 2025.
The decrease
in provision
expense was
mainly
due
to
lower
net
charge-offs,
after
considering
the impact
of
$2.4
million
in
recoveries
from
the
bulk
sale of
fully
charged-off consumer loans and finance
leases that took place in the first quarter of 2025, and the aforementioned factors.
Provision for credit losses for
unfunded loan commitments and debt securities
The
provision
for
credit losses
for
unfunded
commercial
and
construction
loan
commitments and
standby
letters of
credit for
the
second quarter
and first
half of
2026 was
an expense
of $1.5
million and
$1.6 million,
respectively,
compared to
an expense
of $0.3
million and
$0.2 million,
respectively,
for the
same periods
in 2025.
The provision
expense recorded
for the
second quarter
and first
half of 2026 was driven by renewals of existing C&I lines of credit.
The provision
for credit
losses for
held-to-maturity and
available-for-sale debt
securities for
both the
second quarter
and first
half
of 2026 was a net benefit $0.1
million, compared to a net benefit
of $81 thousand and $45 thousand,
respectively, for
the same periods
in 2025.

Non-Interest Income
Non-interest
income amounted
to $35.7
million for
the second
quarter of
2026, compared
to $30.9
million for
the same
period in
2025.
The $4.8 million increase in non-interest income was primarily due to:
●
A $3.1
million increase
in other
non-interest income,
mainly due
to a
$2.2 million
increase related
to higher
realized gains
from purchased
income tax
credits and
a $0.6
million gain
recognized during
the second
quarter of
2026 from
the sale
of a
fixed asset in the Florida region.
●
A $0.6 million increase in card and processing income mainly due to higher transactional volumes.
● A $0.6 million increase in insurance commission income.
Non-interest
income for
the six-month
period ended
June 30,
2026 amounted
to $73.4
million, compar
ed to
$66.7 million
for the
same period in 2025. The $6.7 million increase in non-interest income was primarily due to:
●
A $3.5 million
increase in other
non-interest income,
driven by a
$2.5 million
increase related
to higher
realized gains
from
purchased income
tax credits
and the
aforementioned $0.6
million gain
recognized during
the second
quarter of
2026 from
the sale of a fixed asset.
●
A $1.2 million
increase in revenues
from mortgage banking
activities, driven by
an increase in the
net realized gain
on sales
of residential
mortgage loans
in the
secondary market.
During the
first six
months of
2026 and
2025, net
realized gains
of
$4.5
million
and
$3.3
million,
respectively,
were
recognized
as
a
result
of
Government
National
Mortgage
Association
(“GNMA”)
securitization
transactions and
whole
loan sales
to U.S.
government-sponsored
entities (“GSEs”)
amounting
to
$83.7 million and $93.0 million, respectively.
●
A $0.9 million increase in card and processing income mainly due to higher transactional volumes.
● A $0.7 million increase in insurance commission income.

Non-Interest Expenses
Non-interest expenses
for the second
quarter of 2026
amounted to $127.3
million, an
increase of $4.0
million, compared
to $123.3
million for the same period in 2025.
The increase in non-interest expenses was primarily due to:
●
A $3.4
million
increase
in employees’
compensation
and benefits
expenses,
driven by
annual
salary merit
increases and
the filling of previously vacant positions.
●
A $1.5 million
increase in professional
service fees, mainly
due to an
increase in legal
fees and collections,
appraisals and
other credit-related fees.
●
A $0.9 million increase in business promotion expenses, driven by higher marketing efforts.
●
A $0.8 million
increase in credit and
debit card processing
expenses,
mainly due to
higher transactional volumes
,
partially
offset by
credit card
expense reimbursements
received during
the second
quarter of
2026, whereas
comparable incentives
were received during the first quarter of 2025.
Partially offset by:
●
A $2.5
million decrease
in other
non-interest
expenses, mainly
due
to a
$1.5 million
decrease in
charges
for operational
and fraud
losses, and
a $1.0
million decrease
in the
amortization of
core deposit
intangible assets
related to
non-interest-
bearing checking accounts from the Banco Santander Puerto Rico acquisition, which were fully amortized in 2025.
The efficiency ratio for the second quarter of 2026 was 48.07%, compared to 49.97% for the second quarter of 2025.
Non-interest
expenses
for
the
six-month
period
ended
June
30,
2026
amounted
to
$254.4
million,
an
increase
of
$8.0
million,
compared to $246.4 million for the same period in 2025. The increase in non-interest expenses was primarily due to:
●
A $6.5
million
increase
in employees’
compensation
and benefits
expenses,
driven
by annual
salary merit
increases,
the
filling of
previously vacant
positions, a
$1.1 million
increase in
payroll taxes
and benefits,
and a
$0.7 million
increase in
bonus incentives, which includes $0.5 million in stock-based compensation expense.
●
A $3.0 million increase in credit and debit card processing expenses, mainly due to higher transactional volumes.
●
A
$2.9
million
increase
in
professional
service
fees,
mainly
due
to
an
increase
in
legal
fees;
collections,
appraisals
and
other credit-related fees; and outsourcing technology fees.
●
A $1.2 million increase in business promotion expenses, driven by higher marketing efforts.
Partially offset by:
●
A $5.3
million decrease
in other
non-interest
expenses, mainly
due
to a
$2.6 million
decrease in
charges
for operational
and
fraud losses
and
a $2.0
million
decrease
in the
amortization of
core deposit
intangible assets
related
to non-interest-
bearing checking accounts from the Banco Santander Puerto Rico acquisition, which were fully amortized in 2025.
The efficiency ratio for the six-month period ended June 30,
2026 was 48.60%, compared to 49.78% for the same period in 2025.
Income Taxes
For the
quarter and
six-month period
ended June
30, 2026,
the Corporation
recorded an
income tax
expense of
$24.1 million
and
$49.5 million, respectively,
compared to an
income tax expense of
$22.7 million and
$45.9 million, respectively,
for the same period
s
in 2025.
The increase
in income
tax expense
was mainly
due to
higher pre-tax
income, partially
offset
by a
lower
estimated annual
effective tax rate
due to a higher
proportion of exempt to
taxable income. For the
year, the Corporation’s
annual effective tax
rate was
estimated at
21.5% for
the first
six months
of 2026,
compared to
22.8% for
the comparable
period in
2025. See
Note 13
– “Income
Taxes” to the unaudited
consolidated financial statements herein for additional information.
As of
June 30,
2026, the
Corporation had
a net deferred
tax asset of
$142.0 million,
net of a
valuation allowance
of $75.6
million,
compared to
a net
deferred tax
asset of
$149.0 million,
net of
a valuation
allowance of
$75.0 million,
as of
December 31,
2025. The
decrease in the net deferred tax asset was mainly related to the usage of alternative minimum tax credits and changes in the ACL.

Assets
The Corporation’s
total assets
were $19.2
billion as of
June 30, 2026,
an increase of
$108.3 million
from December
31, 2025. The
increase was
primarily driven
by growth
in the
loan and
investment securities
portfolios supported
by deposit
growth, partially
offset
by cash outflows resulting from capital deployment actions and the repayment of long-term borrowings.
Loans Receivable, including Loans Held for Sale
As of June 30, 2026,
the Corporation’s
total loan portfolio before
the ACL amounted to $13.3
billion, an increase of
$130.6 million
compared
to
December
31,
2025.
The
increase
was
primarily
driven
by
a
$160.4
million
increase
in
commercial
and
construction
loans,
including
an
$83.2
million
increase
in
the
Florida
region,
mainly
attributable
to
purchases
of
participated
C&I
loans,
and
a
$69.9 million
increase in
the Puerto
Rico region.
The growth
in the
Puerto Rico
region was
mainly in
C&I loans,
driven by
a $112.1
million increased exposure of a
participated loan related to a
public-private partnership for toll
roads infrastructure improvement
and a
participated
municipal
loan
(including
the
conversion
of
a municipal
bond)
as a
result
of the
aforementioned
refinancings,
partially
offset by payoffs and paydowns.
As of
June
30,
2026,
the
Corporation’s
loans
held-for-investment
portfolio
was comprised
of
commercial
and
construction
loans
(50%),
consumer
loans
and
finance
leases
(28%),
and
residential
real
estate
loans
(22%).
Of
the
total
gross
loan
portfolio
held
for
investment of $13.3 billion as of June 30, 2026, the Corporation had credit risk concentration of approximately 77% in the Puerto Rico region, 19% in the United States region (mainly in the
state of Florida), and 4% in the Virgin
Islands region, as shown in the following
table:
As of June 30, 2026 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,247,503 $ 144,769 $ 534,895 $ 2,927,167
Construction loans 189,736 11,975 2,919 204,630
Commercial mortgage loans 1,747,380 72,059 817,913 2,637,352
C&I loans 2,420,749 181,905 1,223,934 3,826,588
Total commercial loans
4,357,865 265,939 2,044,766 6,668,570
Consumer loans and finance leases 3,591,388 63,763 6,335 3,661,486
Total loans held for investment, gross
$ 10,196,756 $ 474,471 $ 2,585,996 $ 13,257,223
Loans held for sale 15,056 418 - 15,474
Total loans, gross
$ 10,211,812 $ 474,889 $ 2,585,996 $ 13,272,697
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
As of June 30, 2026, the
Corporation’s total
commercial mortgage loan exposure amounted
to $2.6 billion, or 20% of
the total loan
portfolio. The
$1.7 billion
exposure in
the Puerto
Rico region
was comprised
mainly of 39%
in the
retail industry,
25% in
office real
estate,
and
20%
in
the
hotel
industry.
The
$0.8
billion
exposure
in
the
Florida
region
was
comprised
mainly
of
36%
in
the
retail
industry,
19% in
the
hotel industry,
and
6%
in
office
real estate.
Of
the
Corporation’s
total
commercial
mortgage
loan exposure
of
$2.6
billion,
$786.4
million
matures
within
the
next
12
months
and
has
a
weighted-average
interest
rate
of
approximately
5.45%.
Commercial mortgage
loan exposure
in the office
real estate industry,
which matures
within the next
12 months,
amounted to $149.8
million and has a weighted-average interest rate of approximately 5.36%.
As
of
each
of
June
30,
2026
and
December
31,
2025,
the
Corporation’s
total
exposure
to
shared
national
credit
(“SNC”)
loans
(including unused commitments) amounted
to $1.1 billion. As of June
30, 2026, approximately $378.7 million
of the SNC exposure is
related to the portfolio in the Puerto Rico region and $753.2 million is related to the portfolio in the Florida region.

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
Quarter Ended June 30, Six-Month Period Ended June 30,
2026 2025 2026 2025
(In thousands)
Puerto Rico:
Residential mortgage
$ 111,756 $ 98,166 $ 208,470 $ 199,586
Construction
34,925 25,284 48,255 51,998
Commercial mortgage
87,290 96,640 141,599 100,924
C&I
738,217 481,886 1,082,080 846,074
Consumer
386,247 383,223 726,933 752,659
Total loan production
$ 1,358,435 $ 1,085,199 $ 2,207,337 $ 1,951,241
Virgin Islands:
Residential mortgage
$ 1,049 $ 2,810 $ 1,049 $ 3,533
Construction
562 2,297 562 10,098
Commercial mortgage
161 742 1,196 9,192
C&I
18,298 33,921 181,285 58,386
Consumer
6,023 6,320 12,905 14,078
Total loan production
$ 26,093 $ 46,090 $ 196,997 $ 95,287
Florida:
Residential mortgage
$ 20,833 $ 25,783 $ 39,865 $ 37,470
Construction
638 7,692 1,022 22,483
Commercial mortgage
65,331 31,168 93,810 78,789
C&I
245,604 216,657 425,940 403,570
Consumer
566 1,335 749 1,668
Total loan production
$ 332,972 $ 282,635 $ 561,386 $ 543,980
Total:
Residential mortgage
$ 133,638 $ 126,759 $ 249,384 $ 240,589
Construction
36,125 35,273 49,839 84,579
Commercial mortgage
152,782 128,550 236,605 188,905
C&I
1,002,119 732,464 1,689,305 1,308,030
Consumer
392,836 390,878 740,587 768,405
Total loan production
$ 1,717,500 $ 1,413,924 $ 2,965,720 $ 2,590,508

Commercial and
construction loan
originations (excluding
government loans)
for the
quarter and
six-month period
ended June
30,
2026 amounted
to $1.0
billion and
$1.6 billion,
respectively,
compared to
$859.6 million
and $1.5
billion, respectively,
for the
same
periods in
2025. The increase
for the
quarter and six-month
period ended
June 30, 2026
was mainly in
the Puerto
Rico region
related
to the
aforementioned refinancing
of a
participated loan
for toll
roads infrastructure
improvement during
the second
quarter of
2026.
For the six-month period ended June 30, 2026, this increase was partially offset by a $48.4 million decrease in the floor plan portfolio.
Government
loan originations
for
the quarter
and
six-month
period ended
June 30,
2026 amounted
to $170.6
million and
$333.1
million,
respectively,
compared to
$36.7
million
and $65.6
million,
respectively,
for the
same periods
in 2025.
The increase
for
the
quarter and six-month
period ended June
30, 2026 was
mainly related to
the refinancing and
utilization of a
government line of
credit
in the Virgin
Islands region during
the first six months
of 2026 and the
aforementioned refinancing of a
participated municipal loan
in
the Puerto Rico region during the second quarter of 2026.
Originations of auto
loans (including finance
leases) for the quarter
and six-month period
ended June 30,
2026 amounted to
$224.1
million and
$423.6 million,
respectively,
compared to
$229.3 million
and $457.0
million, respectively,
for the
comparable periods
in
2025. Other
consumer loan
originations,
other than
credit cards,
for the
quarter and
six-month period
ended June
30, 2026
amounted
to
$66.1
million
and
$119.4
million,
respectively,
compared
to
$53.5
million
and
$101.1
million,
respectively,
for
the
comparable
periods in
2025. Most of
the decrease in
auto loan originations
for the second
quarter and first
six months
of 2026,
as compared
with
the same periods in 2025, was
in the Puerto Rico region. The
utilization activity on the outstanding
credit card portfolio for the quarter
and six-month
period ended
June 30,
2026 amounted
to $102.7
million and
$197.6 million,
respectively,
compared to
$108.0 million
and $210.2 million, respectively,
for the comparable periods in 2025.

Investment Activities
As
part
of
its
liquidity,
revenue
diversification,
and
interest
rate
risk
management
strategies,
First
BanCorp.
maintains
a
debt
securities portfolio classified as available for sale or held to maturity.
Substantially
all
of
the
Corporation’s
available-for-sale
debt
securities
portfolio
was
invested
in
U.S.
Treasury
securities,
U.S.
GSEs’ obligations,
and fixed-rate GSEs’
MBS. The Corporation’s
total available-for-sale
debt securities portfolio
as of June 30,
2026
amounted to $4.7 billion,
a $127.6 million increase
from December 31, 2025.
The increase was driven
by $1.6 billion in
purchases, of
which $811.
7
million were
U.S. agencies’
residential MBS
and debentures
with an
average yield
of 4.73%;
and $741.0
million were
U.S.
Treasury
securities
with
an
average
yield
of
3.68%.
These
factors
were
partially
offset
by
$1.0
billion
in
maturities,
$397.4
million in
principal repayments
and a
$13.9 million
decrease in
fair value
attributable to
changes in
market interest
rates. As
of June
30, 2026,
the Corporation
had a
net unrealized
loss on
available-for-sale debt
securities of
$361.1 million.
This net
unrealized loss
is
primarily
attributable
to
instruments
on
books
carrying
a
lower
interest
rate
than
market
rates.
The
Corporation
expects
that
this
unrealized loss will
reverse over
time and it
is likely that
it will not
be required to
sell the securities
before their anticipated
recovery.
The
Corporation
expects
the
portfolio
will
continue
to
decrease
and
the
accumulated
other
comprehensive
loss
will
decrease
accordingly, excluding
the impact of market interest rates.
Held-to-maturity
debt
securities
include
fixed-rate
GSEs’
MBS
with
a
carrying
value
of
$163.0
million
(fair
value
of
$156.3
million) as of June 30, 2026, compared to $184.4
million as of December 31, 2025. Held-to-maturity debt securities also include
$71.1
million
as
of
June
30,
2026,
compared
to
$80.9
million
as of
December
31,
2025,
of
financing
arrangements
with
the
government
issued
in
bond
form,
which
the
Corporation
accounts
for
as
securities,
but
which
were
underwritten
as
loans
with
features
that
are
typically
found
in commercial
loans. As
of June
30,
2026,
approximately
67% of
the Corporation’s
government
bonds consisted
of
obligations issued by three of the largest municipalities in Puerto
Rico.
As of June
30, 2026, cash
inflows expected to
be received during
the next 18
months from maturities
and expected prepayments
of
lower-yielding
debt securities
amounted
to approximately
$1.2
billion,
of which
$0.4 billion
are
expected to
be received
during
the
remainder
of 2026
and
have a
weighted-average
yield of
1.92%.
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
June
30,
2026
and
December
31,
2025 by
contractual
maturity
(excluding
MBS) and
weighted-average yield, are shown below:
June 30, 2026 December 31, 2025
Weighted-Average
Yield %
Carrying
Amount
Weighted-Average
Yield %
Carrying
Amount
(Dollars in thousands)
U.S government and agencies obligations:
Due within one year 2.66
$
814,188 2.54
$
895,052
After 1 to 5 years 2.40 412,595 1.45 483,916
After 5 to 10 years 4.75 14,858 4.75 14,985
After 10 years 4.00 6,165 3.97 6,501
2.60 1,247,806
(1)
2.19 1,400,454
Puerto Rico government obligation:
After 10 years (2) - 1,610 - 1,620
MBS:
Residential MBS:
Federal Home Loan Mortgage Corporation (“FHLMC”)
1.75 840,989 1.72 901,779
GNMA
3.02 249,179 2.50 196,569
Federal National Mortgage Association (“FNMA”)
1.97 1,076,151 1.90 1,138,925
U.S. Agencies collateralized mortgage obligations (“CMOs”)
4.26 1,181,730 3.94 819,807
Private Label MBS
6.02 3,000 5.92 3,266
Commercial MBS 2.37 244,151 2.35 276,007
Total MBS
2.73 3,595,200 2.41 3,336,353
Puerto Rico municipal bonds:
Due within one year
4.75 1,098 4.94 1,044
After 1 to 5 years
7.34 44,627 7.05 53,265
After 5 to 10 years
4.52 10,501 4.78 10,376
After 10 years
7.16 14,870 7.46 14,870
6.85 71,096 6.81 79,555
Other - -
6.87 1,346
ACL on held-to-maturity debt securities
(479) (733)
Total debt securities
2.76 $ 4,915,233 2.41 $ 4,818,595
(1)
Includes approximately $593.8 million in
callable debt securities with an
average yield of 2.07%, of which approximately
57% were purchased at a
discount. See “Risk Management” below
for further analysis of
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
equivalents amounted to $561.3
million as of June 30,
2026, compared to $658.6
million as of December 31,
2025. When adding $2.1
billion
of
free
high-quality
liquid
securities
that
could
be
liquidated
or
pledged
within
one
day
(which
includes
assets
such
as U.S.
government
and GSEs’
obligations), the
total core
liquidity amounted
to $2.7
billion as
of June
30, 2026,
or 13.73%
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
of June 30,
2026,
compared to 19.39%
of total assets as of December 31, 2025.
Further,
the
Corporation
also
maintains
borrowing
capacity
at
the
FED
Discount
Window
and
had
approximately
$2.6
billion
available for funding
under the FED’s
Borrower-in-Custody (“BIC”)
Program as of
each of June
30, 2026 and
December 31, 2025
as
an additional source of liquidity.
Total loans pledged
to the FED BIC Program amounted to $3.3 billion as of June
30, 2026, compared
to $3.4 billion as
of December 31, 2025.
The Corporation does not rely
on uncommitted inter-bank
lines of credit (federal funds
lines)
to
fund
its
operations.
In
the
aggregate,
as
of
June
30,
2026,
the
Corporation
had
$6.4
billion
available
to
meet
liquidity
needs,
or
134%
of
estimated
uninsured
deposits,
excluding
fully
collateralized
government
deposits,
compared
to
$6.3
billion
or
132%,
respectively, as of
December 31, 2025.
Liquidity
at
the Bank
level
is highly
dependent
on
bank deposits,
which
fund
87.9%
of the
Bank’s
assets (or
84.8%
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
June 30, 2026 December 31, 2025
(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Construction undisbursed funds
$ 136,726 $ 191,879
Unused credit card lines
764,887 760,531
Unused personal lines of credit
33,870 34,932
Commercial lines of credit
1,204,301 1,146,541
Letters of credit:
Commercial letters of credit
41,778 32,252
Standby letters of credit
22,740 21,430
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
While
liquidity
is
an
ongoing
challenge
for
all
financial
institutions,
management
believes
that
the
Corporation’s
available
borrowing capacity and
efforts to grow
core deposits will be
adequate to provide
the necessary funding
for the Corporation’s
business
plans in the next 12 months and beyond.
Retail
and
commercial
core
deposits
–
The
Corporation’s
deposit
products
include
regular
saving
accounts,
demand
deposit
accounts,
money
market
accounts,
and
retail
CDs.
As
of
June
30,
2026
and
December
31,
2025,
the
Corporation’s
core
deposits,
which
exclude
government
deposits
and
brokered
CDs,
totaled
$13.2
billion
and
$13.1
billion,
respectively.
The
$176.9
million
increase in
such deposits
was driven
by increases
of $86.9
million in
the Puerto
Rico region,
$65.9 million
in the
Florida region,
and
$24.1
million
in
the
Virgin
Islands
region.
By
deposit
type,
the
increase
consisted
of
a
$114.4
million
increase
in
interest-bearing
deposits,
of
which
$53.3
million
was
in
the
Puerto
Rico
region,
and
$52.9
million
was
in
the
Florida
region;
and
a
$62.5
million
increase in non-interest-bearing deposits.
Government
deposits
(fully
collateralized)
–
As
of
June
30,
2026,
the
Corporation
had
$2.6
billion
of
Puerto
Rico
public
sector
deposits
($2.4
billion
in
transactional
accounts
and
$161.5
million
in
time
deposits),
compared
to
$2.5
billion
as
of
December
31,
2025.
Government
deposits
are
insured
by
the
FDIC
up
to
the
applicable
limits
and
the
uninsured
portions
are
fully
collateralized.
Approximately 21% of
the public sector deposits
as of June 30,
2026 were from municipalities
and municipal agencies
in Puerto Rico
and
79%
were
from
public
corporations,
the
central
government
and
its
agencies,
and
U.S.
federal
government
agencies
in
Puerto
Rico.
The uninsured portions
of government deposits
were collateralized by
securities and loans
with an amortized
cost of $3.0 billion
as
of
each
of
June
30,
2026
and
December
31,
2025,
and
an
estimated
market
value
of
$2.8
billion
as
of
each
of
June
30,
2026
and
December
31,
2025.
In addition
to
securities and
loans, as
of
each of
June 30,
2026
and December
31,
2025,
the Corporation
used
$225.0 million in letters of credit issued by the FHLB as pledges for a portion of public deposits in the Virgin
Islands.
Estimate
of
Uninsured
Deposits
–
As
of
each
of
June
30,
2026
and
December
31,
2025,
the
estimated
amounts
of
uninsured
deposits
totaled
$7.5
billion,
including
government
deposits,
generally
representing
the
portion
of
deposits
that
exceed
the
FDIC
insurance
limit of
$250,000
and amounts
in any
other
uninsured deposit
account.
As of
June 30,
2026 and
December
31,
2025,
the
uninsured portion
of fully
collateralized government
deposits amounted
to $2.8
billion and
$2.7 billion,
respectively.
Excluding fully
collateralized government
deposits, the
estimated amounts
of uninsured
deposits amounted
to $4.7
billion and
$4.8 billion
as of
June
30,
2026
and
December
31,
2025,
respectively,
which
represents
29.15%
and
29.79%
of
total
deposits
(excluding
brokered
CDs),
respectively.
The
estimated
amount
of
uninsured
deposits
is
calculated
based
on
the
same
methodologies
and
assumptions
used
for
our
bank
regulatory reporting requirements adjusted for cash held by wholly-owned subsidiaries at the Bank.
The following table presents by contractual maturities the amount of U.S. time deposits in excess of FDIC insurance limits (over
$250,000) and other time deposits that are otherwise uninsured as of June 30, 2026:
(In thousands)
3 months or
less
3 months to
6 months
6 months to
1 year Over 1 year Total
U.S. time deposits in excess of FDIC insurance limits
$ 379,718 $ 201,540 $ 421,389 $ 182,100 $ 1,184,747
Other uninsured time deposits $ 21,371 $ 10,966 $ 16,405 $ 4,995 $ 53,737
Brokered
CDs
– Total
brokered CDs increased
by $1.2
million to $594.8
million as of
June 30,
2026. The
increase mainly reflects
$213.0
million
of
new
issuances
with
original
average
maturities
of
approximately
0.8
years
and
an
all-in
cost
of
3.96%,
partially
offset by
maturing brokered
CDs amounting
to $212.0
million with
an all-in
cost of
4.37% that
were paid
off during
the first
half of
2026.
The average remaining term to maturity of the brokered CDs outstanding as of June 30, 2026 was approximately 0.9 years.

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
The following
table presents the
remaining contractual
maturities and
weighted-average interest
rates of brokered
CDs as of
June
30, 2026:
Total
Weighted-average
interest rate %
(In thousands)
Three months or less $ 116,319 3.99
Over three months to six months 135,665 3.90
Over six months to one year 216,167 3.86
Over one year to two years
83,709 3.89
Over two years to three years
27,412 4.44
Over four years to five years
5,954 4.63
Over five years
9,528 4.60
Total
$ 594,754 3.94
Refer to
“Net Interest
Income” above
for information
about average
balances of
interest-bearing deposits
and the
average interest
rate paid on such deposits for the quarters and six-month periods ended
June 30, 2026 and 2025.
Borrowings
As of June 30, 2026, total borrowings amounted to $200.0 million, compared to $290.0 million as of December 31, 2025.
Advances
from
the
FHLB
–
The
Bank
is
a
member
of
the
FHLB
system
and
obtains
advances
to
fund
its
operations
under
a
collateral
agreement
with
the
FHLB
that
requires
the
Bank
to
maintain
qualifying
mortgages
and/or
investments
as
collateral
for
advances
taken. As
of June
30, 2026
and December
31, 2025,
the total
outstanding balance
of long-term
fixed-rate FHLB
advances
was
$200.0
million
and
$290.0 million,
respectively.
Of
the $200.0
million
in
FHLB
advances
as of
June 30,
2026,
$100.0
million
were pledged
with investment securities
and $100.0
million were pledged
with mortgage loans.
As of June
30, 2026,
the Corporation
had $1.1 billion available for additional credit on FHLB lines of credit based on collateral pledged at the FHLB of New York.
The following
table presents the
remaining contractual
maturities and
weighted-average interest
rates of
advances from
the FHLB
as of June 30, 2026:
Total
Weighted-average
interest rate %
(In thousands)
Over one year to two years $ 200,000 4.25
(1) Average remaining term to maturity
of 1.39 years.
Securities
sold
under
agreements
to
repurchase
–
From
time
to
time,
the
Corporation
enters
into
repurchase
agreements
as
an
additional source of funding. As of each of June 30, 2026 and December
31, 2025, there were no outstanding repurchase agreements.
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
On July 9,
2026, Fitch upgraded
the long-term issuer
credit ratings of
the Corporation and
FirstBank to BBB-
from BB+. As
of the
date
hereof,
the
Corporation’s
long-term
issuer
credit
ratings
are
BBB-
from
Fitch
and
BBB
from
Kroll
Bond
Rating
Agency
(“KBRA”), both of which are considered investment
grade. As of the date hereof, FirstBank’s
long-term issuer credit ratings are BBB-
from
Fitch,
and
BBB+
from
KBRA,
both
of
which
are
also
considered
investment
grade.
The
Corporation’s
credit
ratings
are
dependent
on a
number
of factors,
both quantitative
and qualitative,
and
are subject
to change
at
any
time. The
disclosure
of credit
ratings is not a recommendation
to buy, sell or
hold the Corporation’s
securities. Each rating should be evaluated
independently of any
other rating.

Cash Flows
Cash and
cash equivalents
were $561.3
million as
of June
30, 2026,
a decrease
of $97.3
million when
compared to
December 31,
2025.
The following
discussion highlights
the major
activities and
transactions that
affected the
Corporation’s
cash flows
during the
first six months of 2026 and 2025:
Cash Flows from Operating Activities
First BanCorp.’s
operating assets and
liabilities vary significantly
in the normal course
of business due to
the amount and timing
of
cash flows.
Management believes
that cash
flows from
operations, available
cash balances,
and the
Corporation’s
ability to
generate
cash through
short and long-term
borrowings will be
sufficient to
fund the Corporation’s
operating liquidity
needs for the
foreseeable
future.
For the first six months of June 30, 2026 and 2025, net cash provided by operating activities was $213.3 million and $203.7 million, respectively.
Net cash
generated from
operating activities
was higher
than reported
net income
largely as
a result
of adjustments
for
non-cash items such
as depreciation and
amortization,
deferred income tax
expense and the provision
for credit losses, as
well as cash
generated from sales and repayments of loans held for sale.
Cash Flows from Investing Activities
The Corporation’s
investing activities primarily
relate to originating
loans to be
held for investment,
as well as
purchasing, selling,
and repaying
available-for-sale
and held-to-maturity
debt securities.
For the
six-month period
ended June
30, 2026,
net cash
used in
investing activities was
$272.8 million, primarily
due to purchases of
U.S. agencies MBS and
debentures and U.S.
Treasury securities
and net disbursements on
loans held for investment,
partially offset by
maturities of U.S. Treasury
securities and principal repayments
of U.S. agencies MBS and debentures,
as well as proceeds from sales of repossessed assets.
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
six-month
period
ended
June
30,
2026,
net
cash
used
in
financing
activities
was
$37.8
million,
mainly
reflecting
capital returned
to stockholders and
the repayment at
maturity of long-term
FHLB advances totaling
$90.0 million,
partially offset
by
an increase in total deposits.
For
the
six-month
period
ended
June
30,
2025,
net
cash
used
in
financing
activities
was
$651.7
million,
mainly
reflecting
the
repayments
of
long-term
borrowings,
consisting
of
$180.0
million
in
FHLB
advances
and
the
redemption
of
junior
subordinated
debentures;
a decrease in total deposits; and capital returned to stockholders.

Capital
As of June 30, 2026, the Corporation’s
stockholders’ equity was $2.0 billion, an increase of $10.0
million from December 31, 2025.
The
increase
was
driven
by
net
income
generated
in
the
first
half
of
2026,
partially
offset
by
$100.0
million
in
common
stock
repurchases,
$62.5
million,
or $0.40
per common
share,
in
common
stock
dividends
declared
in
the
first
half
of
2026,
and
a
$13.9
million
decrease
in
the
fair
value
of
available-for-sale
debt
securities
due
to
changes
in
market
interest
rates
recognized
as
part
of
accumulated other comprehensive loss in the consolidated statements of financial condition.
On
July
21,
2026,
the
Corporation’s
Board
of
Directors
declared
a
quarterly
cash
dividend
of
$0.20
per
common
share.
The
dividend
is payable
on September
11,
2026 to
shareholders of
record at
the close
of business
on August
27, 2026.
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
approximately 4.4
million shares
of common
stock for
a total
cost of
$100.0 million
during the
first half
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
June 30, 2026 December 31, 2025
(In thousands, except ratios and per share information)
Total common equity
- GAAP
$ 1,976,833 $ 1,966,865
Goodwill
(38,611) (38,611)
Other intangible assets
(3,022) (3,458)
Tangible common
equity - non-GAAP
$ 1,935,200 $ 1,924,796
Total assets - GAAP
$ 19,241,235 $ 19,132,892
Goodwill (38,611) (38,611)
Other intangible assets
(3,022) (3,458)
Tangible assets - non
-GAAP
$ 19,199,602 $ 19,090,823
Common shares outstanding
152,674 156,619
Tangible common
equity ratio - non-GAAP
10.08% 10.08%
Tangible book value
per common share - non-GAAP
$ 12.68 $ 12.29
See Note 18 – “Regulatory
Matters, Commitments and Contingencies”
to the unaudited consolidated financial
statements herein for
the regulatory capital positions of the Corporation and FirstBank as of
June 30, 2026 and December 31, 2025, respectively.

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
Rico Commissioner of Financial Institutions.
The Puerto Rico Banking
Law
provides that,
when the
expenditures of
a Puerto
Rico commercial
bank are
greater than
receipts, the
excess of
the expenditures
over
receipts
must
be
charged
against
the
undistributed
profits
of
the
bank,
and
the
balance,
if
any,
must
be
charged
against
the
legal
surplus
reserve,
as
a
reduction
thereof.
If
the
legal
surplus
reserve
is
not
sufficient
to
cover
such
balance
in
whole
or
in
part,
the
outstanding
amount
must
be charged
against
the
capital
account
and
the
Bank
cannot
pay
dividends
until
it
can
replenish
the
legal
surplus reserve
to an
amount of
at least
20% of
the original
capital contributed.
FirstBank’s
legal surplus
reserve, included
as part
of
retained earnings
in the
Corporation’s
consolidated statements
of financial
condition, amounted
to $262.5
million as
of each
of June
30, 2026 and December 31, 2025. There were no transfers to the legal surplus reserve during the first half of 2026.
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

As
of
June
30,
2026,
the
Corporation
forecasted
the
12-month
net
interest
income
assuming
June
30,
2026
interest
rate
curves
remain
constant.
Then,
net
interest
income
was
estimated
under
rising
and
falling
rates
scenarios.
For
the
rising
rate
scenario,
a
gradual (ramp)
and immediate
(shock) parallel
upward shift
of the
yield curve
is assumed
during the
first twelve
months (the
“+300
ramp”, “+200
ramp” and
“+200 shock”
scenarios). Conversely,
for the
falling rate
scenario, a
gradual (ramp)
and immediate
(shock)
parallel downward shift
of the yield
curve is assumed during
the first twelve months
(the “-300 ramp”,
“-200 ramp” and “-200
shock”
scenarios).
The SOFR
curve for
June 30,
2026, as
compared with
December 31,
2025, reflects
an increase
of 29
bps on
average in
the short-
term sector of the curve, or
between one to twelve months;
an increase of 59 bps
in the medium-term sector of
the curve, or between 2
to 5
years; and
an increase of
25 bps
in the
long-term sector
of the
curve, or
over 5-year maturities
.
A similar
change in
market rates
was
observed
in
the
Constant
Maturity
Treasury
yield
curve
with
an
increase
of
27
bps
in
the
short-term
sector
of
the
curve,
an
increase of 58 bps in the medium-term sector of the curve, and an increase of 16 bps in the long-term sector of the curve.
The following table presents the results of the static simulations as of June 30, 2026 and December 31, 2025. Consistent with prior
years, these exclude non-cash changes in the fair value of derivatives:
Net Interest Income Risk
(% Change Projected for the next 12 months)
June 30, 2026 December 31, 2025
Gradual Change in Interest Rates:
+ 300 bps ramp
3.13% 3.57%
+ 200 bps ramp
2.10% 2.42%
- 300 bps ramp
-4.64% -5.13%
- 200 bps ramp
-3.04% -3.42%
Immediate Change in Interest Rates:
+ 200 bps shock
3.54% 4.31%
- 200 bps shock
-7.36% -8.01%
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
Under gradual rising and
falling rate scenarios, the net
interest income simulation reflects
reduced interest rate sensitivity
compared
to December 31, 2025.
This change primarily reflects
a lower interest-bearing cash position
when compared to December
31, 2025. In
addition,
there
was
greater
sensitivity
on
the
liabilities
side
due
to
higher
balances
on
certain
non-maturity
government
deposits
as
well as increased non-maturity deposit betas.
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
of other
real estate
owned (“OREO”).
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
(“CRE”)
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
●
CRE
price
index
at
the
national
level
with
an
average
projected
contraction
of
0.70%
for
the
remainder
of
2026
and
an
appreciation of
0.80%
for the
year 2027,
compared to
an average
projected contraction
of 0.21%
for the
remainder of
2026,
and an average projected appreciation of 1.72% for the year 202
7
as of December 31, 2025.
●
Regional
House Price Index
forecast in Puerto Rico
(purchase only prices)
is expected to decrease
by 8.18% for the
next two
years as of
June 30, 2026,
compared to an
increase of 2.72%
for the next
two years projection
as of December
31, 2025. For
the Florida
region, the
House Price Index
forecast as
of June
30, 2026
and December
31, 2025
was projected
to decrease by
1.92%
and 0.23%, respectively, for the
first two years of the projection.
●
Average
regional unemployment rate
in Puerto Rico is
forecasted at 6.32%
for the remainder
of 2026 and 6.43%
for the year
2027, compared
to 6.58%
for the
remainder of
2026
and 6.42%
for the
year 2027
as of December
31, 2025.
For the
Florida
region and
the U.S. mainland,
average unemployment
rate is forecasted
at 5.44%
and 5.38%,
respectively,
for the
remainder
of
2026,
and
5.26%
and
5.35%,
respectively,
for
the
year
2027,
compared
to
5.22%
and
5.66%,
respectively,
for
the
remainder of 2026, and 4.71% and 5.18%, respectively,
for the year 2027, as of December 31, 2025.
●
Annualized change in
GDP in the U.S.
mainland of 1.07% for
the remainder of 2026
and 1.26% for the year
2027, compared
to 0.91%
for the remainder of 2026
and 1.63%
for the year 2027, as of December 31, 2025.
It is difficult to estimate how potential changes
in one factor or input might affect the overall ACL because
management considers a
wide variety of
factors and inputs in
estimating the ACL.
Changes in the
factors and inputs considered
may not occur
at the same rate
and may not be consistent
across all geographies or product
types, and changes in factors
and inputs may be directionally
inconsistent,
such that improvement
in one factor
or input may
offset deterioration
in others. However,
to demonstrate the
sensitivity of credit
loss
estimates
to
macroeconomic
forecasts
as
of
June
30,
2026,
management
compared
the
modeled
estimates
under
the
probability-
weighted
economic
scenarios
against
a
more
adverse
scenario.
Such
scenario
incorporates
an
additional
adverse
scenario
and
decreases the
weight applied
to the
baseline scenario.
Under this
more adverse
scenario, as
an example,
average unemployment
rate
for the
Puerto Rico
region increases
to 6.72%
for the
remainder of
2026, compared
to 6.32%
for the
same period
on the
probability-
weighted economic scenario projections.
To
demonstrate
the
sensitivity
to
key
economic
parameters
used
in
the
calculation
of
the
ACL
at
June
30,
2026,
management
calculated
the
difference
between
the
quantitative
ACL
and
this
more
adverse
scenario.
Excluding
consideration
of
qualitative
adjustments,
this
sensitivity
analysis
would
result
in
a
hypothetical
increase
in
the
ACL
of
approximately
$45
million
at
June
30,
2026.
This analysis
relates only
to the
modeled credit
loss estimates
and is
not intended
to estimate
changes in
the overall
ACL as
it
does
not
reflect
any
potential
changes
in
other
adjustments
to
the
qualitative
calculation,
which
would
also
be
influenced
by
the
judgment
management
applies
to
the
modeled
lifetime
loss
estimates
to
reflect
the
uncertainty
and
imprecision
of
these
estimates
based
on
current
circumstances
and
conditions.
Recognizing
that
forecasts
of
macroeconomic
conditions
are
inherently
uncertain,
particularly in
light of
recent economic
conditions and
challenges, which
continue to
evolve, management
believes that
its process
to
consider the
available information
and associated
risks and
uncertainties is
appropriately governed
and that
its estimates
of expected
credit losses were reasonable and appropriate for the period ended
June 30, 2026.
As of June 30, 2026,
the ACL for loans and
finance leases was $245.0 million,
a decrease of $4.0 million
from $249.0 million as of
December
31,
2025.
The decrease
was mainly
related
to
the
ACL for
consumer
loans
and
finance
leases, which
decreased
by
$3.6
million,
driven
by
lower
delinquency
levels
in
the
unsecured
loan
portfolios
and
improvements
in
macroeconomic
variables
in
the
secured loan
portfolios, partially
offset by
loan growth
and higher
qualitative reserves
associated with
geopolitical uncertainty
driven
by,
among
other
things,
higher
oil
prices
as
a
result
of
the
conflict
in
the
Middle
East.
In
addition,
the
ACL
for
commercial
and
construction loans decreased by
$2.1 million, mainly due
to an improvement in
the projection of certain
macroeconomic variables, net
of aforementioned qualitative reserves, partially offset by
loan growth.
Meanwhile,
the
ACL
for
residential
mortgage
loans
increased
by
$1.7
million,
driven
by
loan
growth
and
the
aforementioned
geopolitical uncertainty,
partially offset by an improvement in the projection of the unemployment rate.

The
ratio
of
the
ACL
for
loans
and
finance
leases
to
total
loans
held
for
investment
decreased
to
1.85%
as
of
June
30,
2026,
compared to 1.90% as of December 31, 2025. An explanation for the change for each portfolio follows:
●
The ACL to
total loans ratio
for the residential
mortgage loan portfolio
increased from 1.41%
as of December
31, 2025 to
1.46% as of June 30, 2026, driven by the aforementioned factors.
●
The ACL
to total
loans ratio
for the construction
loan portfolio
decreased from
2.14% as
of December
31, 2025
to 1.14%
as
of
June
30,
2026,
mainly
due
to
several
conversions
of
construction
loans
with
a
higher
loss
rate
to
the
commercial
mortgage loan portfolio.
●
The ACL
to total
loans ratio
for the
commercial mortgage
loan portfolio
decreased from
0.93% as
of December
31, 2025
to 0.89% as
of June 30,
2026, driven by
improved
financial performance
of certain commercial
borrowers,
partially offset
by the aforementioned conversions.
●
The ACL to total loans ratio
for the C&I loan portfolio remained
flat at 1.12% as of June 30,
2026, compared to December
31, 2025.
●
The ACL to
total loans ratio
for the consumer
loan portfolio decreased
from 3.70% as
of December
31, 2025
to 3.65% as
of June 30, 2026, driven by the aforementioned factors.
The ratio
of the
total ACL
for loans
and finance
leases to
nonaccrual loans
held for
investment was
259.12%
as of
June 30,
2026,
compared to 269.05% as of December 31, 2025.
See “Results of Operations
- Provision for
Credit Losses” above
and Note 4 –
“Allowance for Credit
Losses for Loans
and Finance
Leases” above for additional information.

The following table presents
the activity in the ACL on loans and finance leases for the indicated periods:
Quarter Ended June 30, Six-Month Period Ended June 30,
2026 2025 2026 2025
(Dollars in thousands)
ACL for loans and finance leases, beginning of year $ 245,060 $ 247,269 $ 249,037 $ 243,942
Provision for credit losses - expense (benefit):
Residential mortgage 1,303 793 1,542 1,797
Construction (1,008) 1,121 (3,369) 700
Commercial mortgage (319) (1,448) 41 208
C&I 1,094 2,135 2,111 5,488
Consumer loans and finance leases 14,888 17,780 32,803 37,025
Total provision for credit losses
- expense
15,958 20,381 33,128 45,218
Charge-offs:
Residential mortgage (529) (285) (659) (520)
Commercial mortgage - - (562) -
C&I (330) (66) (720) (143)
Consumer loans and finance leases (21,332) (24,178) (47,451) (52,076)
Total charge-offs (22,191) (24,529) (49,392) (52,739)
Recoveries:
Residential mortgage 450 300 804 517
Construction 13 13 26 27
Commercial mortgage 155 51 195 91
C&I
71 826 152 980
Consumer loans and finance leases 5,523 4,267 11,089 10,542
(1)
Total recoveries 6,212 5,457 12,266 12,157
Net charge-offs (15,979) (19,072) (37,126) (40,582)
ACL for loans and finance leases, end of period $ 245,039 $ 248,578 $ 245,039 $ 248,578
ACL for loans and finance leases to period-end total loans
held for investment
1.85% 1.93% 1.85% 1.93%
Net charge-offs to average loans outstanding
during the period
0.49% 0.60% 0.57% 0.64%
(2)
Provision for credit losses - expense for loans and finance
leases to net charge-offs
during the period 1.00x 1.07x 0.89x 1.11x
(1) Includes recoveries totaling $2.4 million associated with the bulk sale of fully charged-off consumer loans and finance leases.
(2) The recoveries associated with the aforementioned bulk sale reduced the ratio of total net charge-off to related average loans by 4 bps.

The following tables set forth information concerning the composition of the
Corporation's loan portfolio and related ACL by loan
category, and the percentage
of loan balances in each category to the total of such loans as of the indicated dates:
As of June 30, 2026
Residential
Mortgage
Loans
Commercial
Mortgage
Loans
C&I
Loans
Consumer Loans
and Finance
Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:
Amortized cost of loans
$ 2,927,167 $ 204,630 $ 2,637,352 $ 3,826,588 $ 3,661,486 $ 13,257,223
Percent of loans in each category to total loans
22
%
1
%
20
%
29
%
28
%
100
%
Allowance for credit losses
$ 42,758 $ 2,329 $ 23,506 $ 42,959 $ 133,487 $ 245,039
Allowance for credit losses to amortized cost
1.46
%
1.14
%
0.89
%
1.12
%
3.65
%
1.85
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
The Corporation estimates
expected credit losses
over the contractual
period in which
the Corporation is
exposed to credit
risk as a
result
of
a
contractual
obligation
to
extend
credit,
such as
pursuant
to unfunded
loan
commitments
and
standby
letters of
credit
for
commercial and
construction loans,
unless the
obligation is
unconditionally cancellable
by the
Corporation. The
ACL for
off-balance
sheet
credit
exposures
is adjusted
as a
provision
for
credit loss
expense.
As of
June
30,
2026,
the
ACL for
off-balance
sheet
credit
exposures increased
by $1.6 million
to $4.6
million, when
compared to
December 31,
2025, primarily
driven by
renewals of
existing
C&I lines of credit.
Allowance for Credit Losses for Debt Securities
As
of
June
30,
2026,
the
ACL
for
debt
securities
was
$1.4
million,
of
which
$0.5
million
was
related
to
Puerto
Rico
municipal
bonds classified as held-to-maturity,
compared to $1.5 million and $0.7 million, respectively,
as of December 31, 2025.
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
June 30, 2026 December 31, 2025
(In thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage $ 12,462 $ 12,637
Construction 4,441 4,581
Commercial mortgage 1,248 1,913
C&I 25,131 27,211
Consumer loans and finance leases 17,284 20,891
Total nonaccrual loans held for investment 60,566 67,233
OREO 5,401 6,661
Other repossessed property 10,699 12,216
Other assets (1) 1,610 1,620
Total non-performing assets $ 78,276 $ 87,730
Past due loans 90 days and still accruing $ 23,700 $ 30,643
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage $ 4,592 $ 5,407
Construction 1,022 955
Commercial mortgage 5,819 6,469
C&I 601 644
Consumer loans 275 529
Total nonaccrual loans held for investment 12,309 14,004
OREO
659 861
Other repossessed property 104 173
Total non-performing assets $ 13,072 $ 15,038
Past due loans 90 days and still accruing $ 890 $ 1,270
United States:
Nonaccrual loans held for investment:
Residential mortgage $ 6,356 $ 11,125
C&I 15,321 187
Consumer loans 13 14
Total nonaccrual loans held for investment 21,690 11,326
OREO 879 -
Total non-performing assets $ 22,569 $ 11,326
Past due loans 90 days and still accruing $ 146 $ -
Total:
Nonaccrual loans held for investment:
Residential mortgage $ 23,410 $ 29,169
Construction 5,463 5,536
Commercial mortgage 7,067 8,382
C&I 41,053 28,042
Consumer loans and finance leases 17,572 21,434
Total nonaccrual loans held for investment 94,565 92,563
OREO 6,939 7,522
Other repossessed property 10,803 12,389
Other assets (1) 1,610 1,620
Total non-performing assets $ 113,917 $ 114,094
Past due loans 90 days and still accruing
(2) (3) (4) (5) $ 24,736 $ 31,913
Non-performing assets to total assets
0.59% 0.60%
Nonaccrual loans held for investment to total loans held for investment 0.71% 0.71%
ACL for loans and finance leases
$
245,039
$
249,037
ACL for loans and finance leases to total nonaccrual loans held for investment
259.12% 269.05%
ACL for loans and finance leases to total nonaccrual loans held for investment, excluding residential real estate loans
344.37% 392.84%
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
nonaccrual loan statistics
as long as
the Corporation can
reasonably estimate the
timing and amount
of cash flows
expected to be
collected on the
loan pools. The
portion of such
loans contractually past due 90 days or more amounted to $3.6 million and $4.8 million as of June 30,
2026 and December 31, 2025, respectively.
(3)
Includes Federal Housing Authority (“FHA”)/U.S.
Department of Veterans
Affairs (“VA”)
government-guaranteed residential mortgage loans as loans
past due 90 days and still accruing
as opposed
to nonaccrual
loans. The
Corporation continues
accruing interest
on these
loans until
they have
passed the
15 months
delinquency
mark, taking
into consideration
the FHA
interest curtailment
process. These balances include $3.6
million and $4.1 million of FHA
government guaranteed residential mortgage loans that
were over 15 months delinquent
as of June 30, 2026 and
December 31,
2025, respectively.
(4)
These include rebooked loans, which were
previously pooled into GNMA securities, amounting
to $4.6 million and $6.7 million
as of June 30, 2026 and
December 31, 2025, respectively.
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

Total
non-performing
assets
decreased
by
$0.2
million
to
$113.9
million
as
of
June
30,
2026,
compared
to
$114.1
million
as
of
December
31,
2025.
The
decrease
in
non-performing
assets
was
driven
by
a
$1.6
million
reduction
in
other
repossessed
properties
resulting from
sales of repossessed
automobiles, and a
$0.6 million decrease
in the OREO
portfolio balance,
partially offset
by a $2.0
million
increase
in
nonaccrual
loans.
The
increase
in
nonaccrual
loans
was
primarily
attributable
to
an
$11.6
million
increase
in
commercial
and construction
loans,
driven by
the migration
of a
$14.8
million
C&I relationship
in the
Florida region
to nonaccrual
status during the
second quarter of 2026,
partially offset by
$1.5
million in repayments
on a C&I loan
in the Puerto Rico
region in the
food retail
industry,
and a $0.6
million charge-off
of a commercial
mortgage loan
in the Virgin
Islands region
during the
first quarter
of 2026.
Meanwhile,
nonaccrual
residential
mortgage
loans decreased
by $5.8
million
and nonaccrual
consumer
loans decreased
by
$3.8 million, mainly in auto loans and finance leases.
The
following
tables
present
the
activity
of
commercial
and
construction
nonaccrual
loans
held
for
investment
for
the
indicated
periods:
Construction
Commercial
Mortgage C&I Total
(In thousands)
Quarter Ended June 30, 2026
Beginning balance $ 5,414 $ 7,442 $ 27,100 $ 39,956
Plus:
Additions to nonaccrual
66 - 15,019 15,085
Less:
Nonaccrual loans charge-offs - - (45) (45)
Loan collections (17) (375) (1,021) (1,413)
Ending balance
$ 5,463 $ 7,067 $ 41,053 $ 53,583
Construction
Commercial
Mortgage C&I Total
(In thousands)
Quarter Ended June 30, 2025
Beginning balance
$ 1,356 $ 23,155 $ 20,344 $ 44,855
Plus:
Additions to nonaccrual
4,371 302 533 5,206
Less:
Loan collections
(9) (552) (528) (1,089)
Ending balance
$ 5,718 $ 22,905 $ 20,349 $ 48,972

Construction
Commercial
Mortgage
C&I
Total
(In thousands)
Six-Month Period Ended June 30, 2026
Beginning balance
$ 5,536 $ 8,382 $ 28,042 $ 41,960
Plus:
Additions to nonaccrual
66 64 16,142 16,272
Less:
Loans returned to accrual status
- (65) - (65)
Nonaccrual loans transferred to OREO
- - (199) (199)
Nonaccrual loans charge-offs
- (562) (298) (860)
Loan collections
(139) (752) (2,634) (3,525)
Ending balance
$ 5,463 $ 7,067 $ 41,053 $ 53,583
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
Quarter Ended June 30, Six-Month Period Ended June 30,
2026 2025 2026 2025
(In thousands)
Beginning balance
$ 28,071 $ 30,793 $ 29,169 $ 31,949
Plus:
Additions to nonaccrual
2,782 4,897 6,195 9,482
Less:
Loans returned to accrual status
(2,662) (2,905) (4,731) (6,604)
Nonaccrual loans transferred to OREO
(982) (268) (1,153) (915)
Nonaccrual loans charge-offs
(184) (1) (192) (37)
Loan collections
(3,615) (1,726) (5,878) (3,085)
Ending balance
$ 23,410 $ 30,790 $ 23,410 $ 30,790
The amount of nonaccrual consumer loans, including finance leases, decreased by $3.8 million to $17.6 million as of June 30, 2026,
mainly in
auto loans
and finance
leases. The
inflows of
nonaccrual consumer
loans during
the six-month
period ended
June 30,
2026
amounted to $52.5 million, compared to inflows of $49.3 million for the same period in 2025.
As
of
June
30,
2026,
approximately
$40.8
million,
or
43%,
of
the
loans
placed
in
nonaccrual
status,
mainly
commercial
and
residential
mortgage
loans,
were
current,
or
had
delinquencies
of
less
than
90
days
in
their
interest
payments.
Collections
on
nonaccrual loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.
During the six-month
period ended
June 30, 2026,
interest income of
approximately $0.9 million
related to nonaccrual
commercial
and construction
loans with
a carrying
value of
$37.2 million
as of
June 30,
2026 was
applied against
the related
principal balances
under the cost-recovery method.
Total loans in early
delinquency (
i.e.
, 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $143.4
million as
of June
30, 2026,
a decrease of
$1.6 million,
compared to
$145.0 million
as of December
31, 2025.
The reduction
in early
delinquency
consisted
of a
$10.2
million
decrease
in consumer
loans,
primarily
in the
auto loan
portfolio,
partially
offset
by
a $6.4
million increase in commercial and
construction loans, including $3.6 million
of matured loans in the process of renewal for
which the
Corporation
continues
to
receive
interest
and
principal
payments
from
the
borrower,
and
a
$2.2
million
increase
in
residential
mortgage loans.
In
addition,
the
Corporation
provides
homeownership
preservation
assistance
to
its
customers
through
a
loss
mitigation
program. Depending upon the nature of a borrower’s
financial condition, restructurings or loan
modifications through this program are
provided,
as well
as other
modifications of
individual C&I,
commercial
mortgage, construction,
and residential
mortgage loans.
For
the six-month
period ended
June 30,
2026, loans
modified to
borrowers experiencing
financial difficulty
had an
amortized cost
basis
of
$6.1
million,
compared
to
$36.6
million
for
the
same
period
in
2025,
which
included
$30.2
million
related
to
a
commercial
mortgage
loan
in
the
Puerto
Rico
region
that
had
been
previously
modified
during
2023
and
reported
as
a
financial
difficulty
modification.
See
Note
3
–
“Loans
Held
for
Investment”
for
additional
information
and
statistics
about
the
Corporation’s
modified
loans.

The following
tables show
the composition
of the
OREO portfolio
as of
June 30,
2026 and
December 31,
2025, as
well as
the
activity of the OREO portfolio by geographic area during the six-month period ended June 30, 2026:
OREO Composition by Region
As of June 30, 2026
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential
$ 4,164 $ 659 $ 879 $ 5,702
Construction 442 - - 442
Commercial 795 - - 795
$ 5,401 $ 659 $ 879 $ 6,939
As of December 31, 2025
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential
$ 5,663 $ 861 $ - $ 6,524
Construction 386 - - 386
Commercial 612 - - 612
$ 6,661 $ 861 $ - $ 7,522
OREO Activity by Region
Six-Month Period Ended June 30, 2026
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Beginning balance $ 6,661 $ 861 $ - $ 7,522
Additions 2,465 - 912 3,377
Sales (3,513) (202) - (3,715)
Subsequent measurement adjustments (1) - - (1)
Other adjustments (211) - (33) (244)
Ending balance $ 5,401 $ 659 $ 879 $ 6,939

The following table presents information about the OREO inventory and related gains and losses for the indicated periods:
Quarter Ended June 30, Six-Month Period Ended June 30,
2026 2025 2026 2025
(Dollars in thousands)
OREO
OREO activity (number of properties):
Beginning property inventory 79 161 95 181
Properties acquired 14 11 21 24
Properties disposed (21) (31) (44) (64)
Ending property inventory 72 141 72 141
Average holding period (in days)
Residential 573 541 573 541
Construction 1,952 1,745 1,952 1,745
Commercial 4,193 3,994 4,193 3,994
Total average holding period (in days) 1,974 1,454 1,974 1,454
OREO operations (gain) loss:
Market adjustments and net (gains) losses on sale:
Residential $ (1,046) $ (1,062) $ (2,103) $ (2,261)
Construction - (23) (38) (71)
Commercial - 213 (29) 201
Total net gain (1,046) (872) (2,170) (2,131)
Other OREO operations expenses 204 281 391 411
Net gain on OREO operations $ (842) $ (591) $ (1,779) $ (1,720)

Net Charge-offs and Total
Credit Losses
Net charge-offs
totaled $16.1
million for
the second
quarter of
2026, or
an annualized
0.49% of
average loans,
compared to
$19.1
million, or an
annualized 0.60% of
average loans, for
the second quarter
of 2025. The
$3.0 million decrease
in net charge-offs
for the
second quarter
of 2026
was primarily
driven by
a $4.1
million reduction
in consumer
loans and
finance leases
net charge-offs
across
all major portfolio classes, partially
offset by $0.8 million
in C&I net recoveries in the Puerto
Rico region during the second quarter
of
2025.
For the
first six
months of
2026, net
charge-offs
totaled $37.1
million, or
an annualized
0.57% of
average loans,
compared to
$40.5 million,
or an annualized
0.64% of average
loans, for the
same period in
2025. The $3.4
million decrease in
net charge-offs
for
the first six
months of
2026 was
mainly attributable
to a $5.2
million reduction
in consumer loans
and finance
leases net charge
-offs,
particularly within the
unsecured loan portfolios,
after considering the
impact of the
aforementioned $2.4 million
in recoveries related
to
the
bulk
sale
recognized
during
the
first
quarter
of
2025.
This
improvement
was
partially
offset
by
the
aforementioned
C&I
net
recoveries
recorded in
the second
quarter of
2025, and
a $0.6
million charge
-off associated
with a
nonaccrual commercial
mortgage
loan in the Virgin
Islands region during the first quarter of 2026.
The following table presents net charge-offs (recoveries)
to average loans held-in-portfolio for the indicated periods:
Quarter Ended June 30, Six-Month Period Ended June 30,
2026 2025 2026 2025
Residential mortgage
0.01% (0.00) % (0.01) % 0.00%
Construction
(0.03) % (0.02) % (0.02) % (0.02) %
Commercial mortgage (0.02) % (0.01) % 0.03% (0.01) %
C&I 0.03% (0.09) % 0.03% (0.05) %
Consumer loans and finance leases 1.73% 2.12% 1.98% 2.21%
(1)
Total loans 0.49% 0.60% 0.57% 0.64%
(1)
(1) Includes $2.4 million in recoveries associated with the bulk sale of fully charged-off consumer loans and finance leases, which reduced the ratios of consumer loans and finance leases and total net charge-offs to related average loans by 13 bps and 4 bps, respectively.
The following table presents net (recoveries) charge-offs
to average loans held in various portfolios by geographic segment for the indicated periods:
Quarter Ended June 30, Six-Month Period Ended June 30,
2026 2025 2026 2025
PUERTO RICO:
Residential mortgage (0.02) % (0.00) % (0.03) % 0.00%
Commercial mortgage (0.03) % (0.00) % (0.01) % (0.00) %
C&I 0.05% (0.14) % 0.05% (0.08) %
Consumer loans and finance leases
1.73% 2.14% 2.00% 2.24%
(1)
Total loans 0.62% 0.76% 0.72% 0.82%
(1)
VIRGIN ISLANDS:
Residential mortgage - % - % 0.00% - %
Commercial mortgage (0.20) % (0.19) % 1.35% (0.20) %
C&I 0.00% 0.00% 0.00% 0.03%
Consumer loans and finance leases 1.70% 1.77% 1.32% 1.35%
Total loans 0.20% 0.23% 0.38% 0.18%
FLORIDA:
Residential mortgage 0.16% (0.00) % 0.08% (0.00) %
Construction
(2.03) % (0.13) % (2.20) % (0.13) %
C&I (0.00) % (0.01) % (0.00) % (0.01) %
Consumer loans and finance leases (0.40) % (0.62) % (0.74) % (0.37) %
Total loans 0.03% (0.01) % 0.01% (0.01) %
(1) The recoveries associated with the aforementioned bulk sale reduced the ratios of consumer loans and finance leases and total net charge-offs to related average loans by 12 bps and 4 bps, respectively.

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
of $13.3
billion as
of June
30, 2026,
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
There
are
other
indicators
that
gauge
economic
activity
and
are
published
with
greater
frequency,
for
example,
the
Economic
Development
Bank
for
Puerto
Rico’s
Economic
Activity
Index
(“EDB-EAI”).
Although
not
a
direct
measure
of
Puerto
Rico’s
real
GNP,
the
EDB-EAI
is
correlated
to
Puerto
Rico’s
real
GNP.
During
the
12-month
period
ended
on
May
31,
2026,
the
EDB-EAI
averaged
127.6,
down
by 0.4%
on
a
year-over-year
basis, primarily
reflecting
reductions
in
electric
energy
generation
and
gasoline
consumption. For May 2026, estimates showed that the EDB-EAI stood at 127.1, down 0.7% on a year-over-year basis.
Labor market trends
remain stable. Data
published by the
Bureau of Labor
Statistics showed that
non-farm payrolls during
the first
six months
of 2026
in Puerto Rico
remained relatively
unchanged versus
the comparable
figure in
2025, primarily
driven by
payrolls
in the
public sector
as these
decreased by
2.4% year-over-year,
partially offset
by jobs
in the
private sector
which continued
to move
in
the
right
direction,
increasing
by
0.6%
on
a
year-over-year
basis.
Key
industries
driving
private-sector
payroll
growth
include
Leisure & Hospitality
with a year-over-year
increase of 5.8%
and Education &
Health Services with
a positive variance
of 1.0%. The
unemployment rate remained stable, averaging 5.6% during the first six months
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
Infrastructure reconstruction
continues to
advance, particularly
in the
aftermath of
Hurricane Maria
in 2017.
As of
May 14,
2026,
5,690 projects had
already been completed
under FEMA’s
Public Assistance
Permanent Work
programs while
nearly 23,300 projects
were
active
across
different
stages
of
execution
for
a
total
cost
of
$13.6
billion,
equivalent
to
approximately
35%
of
the
agency’s
$38.9 billion obligation, according to the Central Office
for Recovery, Reconstruction
and Resiliency (“COR3”).
On
June
19,
2026,
the
PROMESA
oversight
board
certified
the
$33.6
billion
fiscal
year
2027
Budget
for
the
Commonwealth
of
Puerto
Rico compliant
with the
Fiscal Plan
and
consisting of
the $13.2
billion general
fund budget,
the $5.5
billion special
revenue
fund budget,
and the
$14.9 billion
federal fund
budget. Total
expenditure
of $33.6
billion remained
relatively flat
from the
previous
year’s
budget,
reflecting
stable tax
collections
and
uncertainty
around
the Government’s
future
revenue.
According
to the
oversight
board, the
2027 budget
prepares the
Government for
the ongoing
uncertainty of
federal funding
and rising
Medicaid costs
associated
with
increases
to
contracts
with
healthcare
providers.
More
than
two-thirds
of
the
budgeted
expenditures
go
to
health,
education,
public safety,
housing and
government pensions.
Also, the
2027 budget
includes funding
for infrastructure
investments such
as road
repairs,
and
to
improve
care
services
for
disabled
adults
and
seniors,
and
childcare
services.
The
fiscal
year
2027
Budget,
which
started on
July 1, 2026,
is the second
consecutive budget
developed jointly
by the administration
of the Governor
of Puerto
Rico, the
Legislative Assembly and the oversight board.
Exposure to Puerto Rico Government
As of
June 30,
2026, the
Corporation had
$379.4 million
of direct
exposure to
the Puerto
Rico government,
its municipalities
and
public
corporations,
an
increase
of
$81.6
million
compared
to
$297.8
million
as
of
December
31,
2025,
mainly
due
to
the
aforementioned refinancing
of a
participated municipal
loan in
the Puerto
Rico region
during the
second quarter
of 2026.
As of
June
30,
2026,
approximately
$293.0 million
of the
exposure
consisted of
loans and
obligations
of municipalities
in Puerto
Rico that
are
supported
by assigned
property
tax revenues
and for
which,
in most
cases,
the good
faith,
credit and
unlimited
taxing power
of
the
applicable
municipality
have
been
pledged
to
their
repayment,
and
$33.6
million
consisted
of
loans
and
obligations
which
are

supported by one
or more specific sources
of municipal revenues. The
Corporation’s
exposure to Puerto Rico
municipalities consisted
primarily
of senior
priority loans
and obligations
concentrated in
six of
the largest
municipalities in
Puerto Rico.
The municipalities
are required
by law
to levy
special property
taxes in
such amounts
as are
required for
the payment
of all
of their
respective general
obligation bonds
and notes. In
addition to
municipalities, the
total direct exposure
also included
$8.6 million
in a loan
extended to
an
affiliate of PREPA,
$41.6 million in loans to
a public corporation of the
Puerto Rico government,
and an obligation of the Puerto
Rico
government,
specifically
a
residential
pass-through
MBS
issued
by
the
PRHFA,
at
an
amortized
cost
of
$2.6
million
as
part
of
its
available-for-sale debt securities portfolio (fair value of $1.6 million as of
June 30, 2026).
The
following
table
details
the
Corporation’s
total
direct
exposure
to
Puerto
Rico
government
obligations
according
to
their
maturities:
As of June 30, 2026
Investment
Portfolio
(Amortized cost) Loans
Total
Exposure
(In thousands)
Puerto Rico Housing Finance Authority:
After 10 years
$ 2,617 $ - $ 2,617
Total Puerto Rico Housing Finance Authority 2,617 - 2,617
Public corporation of the Puerto Rico government:
Due within one year
- 24,760 24,760
After 1 to 5 years
- 16,842 16,842
Total public corporation of the Puerto Rico government - 41,602 41,602
Affiliate of the Puerto Rico Electric Power Authority:
After 1 to 5 years
- 8,585 8,585
Total Puerto Rico government affiliate - 8,585 8,585
Total Puerto Rico public corporations and government affiliate - 50,187 50,187
Municipalities:
Due within one year
1,098 - 1,098
After 1 to 5 years
44,627 74,816 119,443
After 5 to 10 years
10,501 180,638 191,139
After 10 years
14,870 - 14,870
Total Municipalities 71,096 255,454 326,550
Total Direct
Government Exposure
$ 73,713 $ 305,641 $ 379,354
Also, as of
June 30, 2026,
the outstanding balance
of construction loans
funded through
conduit financing structures
to support the
federal programs
of Low-Income Housing
Tax
Credit combined with
other federal programs
amounted to
$75.0 million, compared
to
$92.4
million
as
of
December
31,
2025.
The
main
objective
of
these
programs
is
to
spur
development
in
new
or
rehabilitated
and
affordable
rental housing.
PRHFA,
as program
subrecipient and
conduct issuer,
issues tax-exempt
obligations which
are acquired
by
private
financial
institutions
and
are
required
to
co-underwrite
with
PRHFA
a
mirror
construction
loan
agreement
for
the
specific
project
loan
to
which
the
Corporation
will
serve
as
ultimate
lender,
but
where
the
PRHFA
will
be
the
lender
of
record.
The
total
amount of unfunded loan commitments related to these loans as of June 30, 2026 was $39.2 million.
In addition, as of
June 30, 2026, the Corporation
had $64.8 million in exposure
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
2026
and
December
31,
2025,
the
Corporation
had
$2.6
billion
and
$2.5
billion,
respectively,
of
public
sector
deposits in Puerto Rico.
Approximately 21% of
the public sector deposits as
of June 30, 2026
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
USVI’s
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
over $26.7
billion
in obligated
disaster recovery
funds for
the USVI
as of
April 30,
2026,
up $620
million (or 2%)
from the comparable
figure a year
earlier. During
the 12-month period
ended April 30,
2026, over $560
million were
disbursed
in
the
territory,
representing
a
year-over-year
reduction
of
22%
primarily
due
to
a
decrease
in
Community
Development
Block Grant-related disbursements.
Finally, PROMESA
does not apply to
the USVI and, as such,
there is currently no federal
legislation permitting the restructuring
of
the debts of the USVI and
its public corporations and instrumentalities.
To the
extent that the fiscal condition of the
USVI government
deteriorates
again,
the
U.S.
Congress
or
the
government
of
the
USVI
may
enact
legislation
allowing
for
the
restructuring
of
the
financial
obligations
of
the
USVI
government
entities
or
imposing
a
stay
on
creditor
remedies,
including
by
making
PROMESA
applicable to the USVI.
As of June 30, 2026 and December 31, 2025, the Corporation
had $144.2 million and $138.7 million, respectively,
in loans to USVI
public
corporations.
As of
June
30,
2026,
approximately
$36.9
million
were fully
collateralized
by
cash
balances
held
at
the
Bank,
$29.9 million
were supported
by a
utility public
corporation general
fund, and
$77.4
million were
supported by
one or
more specific
sources of revenues.
As of June 30, 2026, all loans were currently performing and up to date on principal and interest payments.

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
30, 2026, the end
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
30, 2026.
Issuer Purchases of Equity Securities
The following
table provides
information in
relation to
the Corporation’s purchases
of its common
stock during
the quarter ended
June
30, 2026.
Period
Total Number of Shares
Purchased
Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
(1)
Approximate Dollar Value
of Shares that May Yet
be
Purchased Under the Plans
or Programs (in
thousands)
(1)
April 1, 2026 - April 30, 2026 - $ - - $ 138,300
May 1, 2026 - May 31, 2026 109,308 23.98 109,236 135,680
June 1, 2026 - June 30, 2026 1,896,270 25.15 1,884,469 88,300
Total 2,005,578
(2)
1,993,705
(1)
As of June
30, 2026, the
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
the second
quarter of
2026, the
Corporation repurchased
approximately $50.0 million in common stock.
(2)
Includes 11,873 shares
of common stock acquired
by the Corporation to
cover minimum tax withholding
obligations upon the vest
ing of equity-based awards.
The Corporation intends to
continue to satisfy statutory tax withholding obligations in connection with the vesting of outstanding restricted stock and
performance units through the withholding of shares.
ITEM 5.
OTHER INFORMATION
During the quarter ended June 30, 2026, none of the Corporation’s directors or officers (as defined in Rule 16a-1(f) of the Exchange
Act)
adopted
or
terminated
a
“Rule
10b5-1
trading
arrangement”
or
“non-Rule
10b5-1
trading
arrangement,”
as
those
terms
are
defined in Item 408 of Regulation S-K.

ITEM 6.
EXHIBITS
See the Exhibit Index below, which is incorporated by
reference herein:
EXHIBIT INDEX
Exhibit No. Description
10.1
First BanCorp 2026 Omnibus Incentive Plan, incorporated by reference from Exhibit 10.1 of the Form 8-K filed on May
12, 2026.
10.2*
Form of Restricted Stock Award Agreement
10.3
Professional Services Agreement, as of June 30, 2026, by and between Orlando Berges and FirstBank Puerto Rico, incorporated by reference from Exhibit 10.1 of the Form 8-K/A filed on July 1, 2026.
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
104
The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline
XBRL (included within the Exhibit 101 attachments)
______________________________________________________________
*Management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to
the requirements
of the
Securities Exchange
Act of
1934, the
Corporation has
duly caused
this report
to be
signed on
its
behalf by the undersigned hereunto duly authorized:
First BanCorp.
Registrant
Date:
August 7, 2026
By:
/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer
Date: August 7, 2026
By:
/s/ Said Ortiz
Said Ortiz
Executive Vice President and Chief Financial Officer