Form 10-Q
period 2026-09-30
FIRST BANCORP /PR/
filed 2026-11-06
CIK 1057706

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549
____________
FORM
10-Q
(Mark One)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30, 2026
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
Common stock:
149,372,776
shares outstanding as of November 2, 2026.

FIRST BANCORP.
INDEX PAGE
PART
I. FINANCIAL INFORMATION
PAGE
Item 1. Financial Statements:
Consolidated
Statements
of
Financial
Condition
(Unaudited)
as
of
September
30,
2026
and
December 31, 2025
5
Consolidated
Statements
of
Income
(Unaudited)
–
Quarters
and
Nine-Month
Periods
ended
September 30, 2026 and 2025
6
Consolidated
Statements
of
Comprehensive
(Loss)
Income
(Unaudited)
–
Quarters
and
Nine-
Month Periods ended September 30, 2026 and 2025
7
Consolidated
Statements
of
Cash
Flows
(Unaudited)
–
Nine-Month
Periods
ended
September
30, 2026 and 2025
8
Consolidated Statements
of Changes in
Stockholders’ Equity (Unaudited)
– Quarters and
Nine-
Month Periods ended September 30, 2026 and 2025
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
threats resulting
from critical
vulnerabilities in
widely used
third-party software
and state-sponsored
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
Adjustment”)
and
the
revised
fiscal plan for
Puerto Rico, as
certified on June
19, 2026 (the
“Fiscal Plan”) by
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
September 30, 2026 December 31, 2025
(In thousands, except for share information)
ASSETS
Cash and due from banks $
461,014
$
657,149
Money market investments:
Time deposit with another financial institution
1,000
750
Other short-term investments
700
700
Total money market investments
1,700
1,450
Available-for-sale debt securities, at fair value (amortized cost of
$
5,200,017
as of September 30, 2026 and $
4,901,982
as of December 31, 2025; ACL of $
872
as of September 30, 2026 and $
763
as of December 31, 2025)
4,718,684
4,554,032
Held-to-maturity debt securities, at amortized
cost, net of ACL of $
356
as of September 30, 2026 and $
733
as of December 31, 2025 (fair value of
$
207,866
as of September 30, 2026 and $
262,055
as of December 31, 2025)
217,392
264,563
Equity securities
44,232
44,753
Total investment securities
4,980,308
4,863,348
Loans held for investment, net of ACL of
$
241,673
as of September 30, 2026 and $
249,037
as of December 31, 2025
13,122,827
12,876,319
Mortgage loans held for sale, at lower of
cost or fair value
16,545
16,697
Total loans, net
13,139,372
12,893,016
Accrued interest receivable on loans and
investments
75,871
71,351
Premises and equipment, net
128,402
126,920
Other real estate owned (“OREO”)
5,629
7,522
Deferred tax asset, net
135,043
149,012
Goodwill
38,611
38,611
Other intangible assets
2,804
3,458
Other assets
281,580
321,055
Total assets $
19,250,334
$
19,132,892
LIABILITIES
Non-interest-bearing deposits $
5,465,908
$
5,549,416
Interest-bearing deposits
11,452,728
11,120,727
Total deposits
16,918,636
16,670,143
Short-term borrowings
23,805
-
Long-term borrowings
200,000
290,000
Accounts payable and other liabilities
232,409
205,884
Total liabilities
17,374,850
17,166,027
Commitments and contingencies (See
Note 18)
(nil) (nil)
STOCKHOLDERS’ EQUITY
Common stock, $
0.10
par value,
2,000,000,000
shares authorized;
223,663,116
shares issued;
150,920,937
shares outstanding as of September 30,
2026 and
156,618,996
shares outstanding as of December 31, 2025
22,366
22,366
Additional paid-in capital
957,920
963,543
Retained earnings, includes legal surplus
reserve of $
262,534
as of each of September 30, 2026 and
December 31, 2025
2,456,119
2,268,011
Treasury stock (at cost),
72,742,179
shares as of September 30, 2026 and
67,044,120
shares as of December 31, 2025
(1,073,097)
(932,505)
Accumulated other comprehensive loss,
net of tax of $
7,986
as of each of September 30, 2026 and
December 31, 2025
(487,824)
(354,550)
Total stockholders’ equity
1,875,484
1,966,865
Total liabilities and stockholders’ equity $
19,250,334
$
19,132,892
The accompanying notes are an integral part
of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
Quarter Ended September 30, Nine-Month Period Ended September 30,
2026 2025 2026 2025
(In thousands, except per share information)
Interest and dividend income:
Loans
$
247,948
$
247,216
$
734,371
$
731,121
Investment securities
37,993
25,832
108,530
73,080
Money market investments and interest-bearing cash accounts
4,904
9,695
15,503
33,797
Total interest and dividend income
290,845
282,743
858,404
837,998
Interest expense:
Deposits
61,016
61,345
173,140
178,480
Short-term borrowings
147
10
459
86
Long-term borrowings
2,155
3,472
7,191
13,260
Total interest expense
63,318
64,827
180,790
191,826
Net interest income
227,527
217,916
677,614
646,172
Provision for credit losses - expense (benefit):
Loans and finance leases
14,877
18,270
48,005
63,488
Unfunded loan commitments
(120)
(756)
1,466
(532)
Debt securities
(124)
79
(232)
34
Provision for credit losses - expense
14,633
17,593
49,239
62,990
Net interest income after provision for credit losses
212,894
200,323
628,375
583,182
Non-interest income:
Service charges and fees on deposit accounts
9,839
9,811
29,656
29,207
Mortgage banking activities
3,694
3,309
11,464
9,887
Insurance commission income
2,884
2,618
11,942
10,961
Card and processing income
12,540
11,682
36,810
35,037
Other non-interest income
3,633
3,374
16,135
12,386
Total non-interest income
32,590
30,794
106,007
97,478
Non-interest expenses:
Employees’ compensation and benefits
64,286
59,761
193,024
181,956
Occupancy and equipment
22,299
22,185
66,470
67,112
Business promotion
4,254
3,884
12,244
10,657
Professional service fees
11,435
11,903
37,463
34,998
Taxes, other than income taxes
6,233
6,092
18,488
17,682
FDIC deposit insurance
2,156
2,236
6,381
6,707
Net (gain) loss on OREO operations
(766)
1,033
(2,545)
(687)
Credit and debit card processing expenses
9,457
7,889
25,298
20,746
Communications
2,274
2,294
6,796
6,747
Other non-interest expenses
8,594
7,617
21,032
25,335
Total non-interest expenses
130,222
124,894
384,651
371,253
Income before income taxes
115,262
106,223
349,731
309,407
Income tax expense
19,147
5,697
68,684
51,642
Net income
$
96,115
$
100,526
$
281,047
$
257,765
Net income attributable to common stockholders
$
96,115
$
100,526
$
281,047
$
257,765
Net income per common share:
Basic
$
0.64
$
0.63
$
1.83
$
1.60
Diluted
$
0.63
$
0.63
$
1.82
$
1.59
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
INCOME
(Unaudited)
Quarter Ended September 30, Nine-Month Period Ended September 30,
2026 2025 2026 2025
(In thousands)
Net income
$
96,115
$
100,526
$
281,047
$
257,765
Other comprehensive (loss) income, net of tax:
Available-for-sale debt securities:
Net unrealized holding (losses) gains on debt securities
(1)
(119,375)
48,834
(133,274)
174,100
Other comprehensive (loss) income for the period, net of tax
(119,375)
48,834
(133,274)
174,100
Total comprehensive (loss) income $
(23,260)
$
149,360
$
147,773
$
431,865
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
281,047
$
257,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization
12,364
13,128
Amortization of intangible assets
654
3,291
Provision for credit losses
49,239
62,990
Deferred income tax expense (benefit)
13,970
(10,570)
Stock-based compensation
8,742
7,987
Unrealized gain on derivative instruments
(880)
(472)
Net gain on disposals or sales, and impairments of premises
and equipment and other assets
(773)
-
Net gain on sales of loans and loans held for sale valuation adjustments
(4,260)
(3,262)
Net accretion of discounts, premiums, and deferred loan fees and costs
(1,403)
(766)
Originations and purchases of loans held for sale
(131,260)
(124,210)
Sales and repayments of loans held for sale
135,406
130,123
Amortization of broker placement fees
556
509
Net (accretion) amortization of premiums and discounts on investment securities
(552)
145
Increase in accrued interest receivable
(11,559)
(2,751)
(Decrease) increase in accrued interest payable
(2,577)
1,399
(Increase) decrease in other assets
(34,696)
8,851
Increase (decrease) in other liabilities
4,320
(2,862)
Net cash provided by operating activities
318,338
341,295
Cash flows from investing activities:
Net disbursements on loans held for investment
(324,821)
(398,533)
Proceeds from sales of loans held for investment
-
2,475
Proceeds from sales of repossessed assets
38,236
41,125
Purchases of available-for-sale debt securities
(2,266,487)
(922,383)
Proceeds from principal repayments and maturities of available-for-sale debt securities
1,991,446
1,134,582
Proceeds from principal repayments and maturities of held-to-maturity debt securities
49,954
45,402
Additions to premises and equipment
(14,023)
(6,955)
Proceeds from sales of premises and equipment and other assets
949
-
Net redemptions of equity securities
287
7,751
Net cash used in investing activities
(524,459)
(96,536)
Cash flows from financing activities:
Net increase (decrease) in deposits
324,594
(43,588)
Repayments of long-term borrowings
(90,000)
(269,850)
Proceeds from short-term borrowings
23,805
-
Repurchase of outstanding common stock
(154,957)
(103,664)
Dividends paid on common stock
(93,206)
(87,502)
Net cash provided by (used in) financing activities
10,236
(504,604)
Net decrease in cash and cash equivalents
(195,885)
(259,845)
Cash and cash equivalents at beginning of year
658,599
1,159,415
Cash and cash equivalents at end of period $
462,714
$
899,570
Cash and cash equivalents include:
Cash and due from banks $
461,014
$
897,877
Money market investments
1,700
1,693
$
462,714
$
899,570
The accompanying notes are an integral part of these statements.

FIRST BANCORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY
(Unaudited)
Quarter Ended September 30, Nine-Month Period Ended September 30,
2026 2025 2026 2025
(In thousands, except per share information)
Common Stock $
22,366
$
22,366
$
22,366
$
22,366
Additional Paid-In Capital:
Balance at beginning of period
955,527
959,629
963,543
964,964
Stock-based compensation expense
2,318
2,109
8,742
7,987
Common stock reissued under stock-based compensation plan
(318)
(297)
(15,093)
(11,653)
Restricted stock forfeited
393
-
728
143
Balance at end of period
957,920
961,441
957,920
961,441
Retained Earnings:
Balance at beginning of period
2,390,394
2,137,421
2,268,011
2,038,812
Net income
96,115
100,526
281,047
257,765
Dividends on common stock ($
0.20
per share and $
0.18
per share for the quarters ended
September 30, 2026 and 2025, respectively; $
0.60
per share and $
0.54
per share for the
nine-month periods ended September 30, 2026 and 2025, respectively)
(30,390)
(28,749)
(92,939)
(87,379)
Balance at end of period
2,456,119
2,209,198
2,456,119
2,209,198
Treasury Stock (at cost):
Balance at beginning of period
(1,023,005)
(832,671)
(932,505)
(790,350)
Common stock repurchases (See Note 10)
(50,017)
(50,130)
(154,957)
(103,664)
Common stock reissued under stock-based compensation plan
318
297
15,093
11,653
Restricted stock forfeited
(393)
-
(728)
(143)
Balance at end of period
(1,073,097)
(882,504)
(1,073,097)
(882,504)
Accumulated Other Comprehensive Loss, net
of tax:
Balance at beginning of period
(368,449)
(441,290)
(354,550)
(566,556)
Other comprehensive (loss) income, net of tax
(119,375)
48,834
(133,274)
174,100
Balance at end of period
(487,824)
(392,456)
(487,824)
(392,456)
Total stockholders’ equity
$
1,875,484
$
1,918,045
$
1,875,484
$
1,918,045
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
The results of operations for the quarter and nine-month period ended September 30, 2026 are not necessarily indicative of the results to be expected
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
12
NOTE 2 – DEBT SECURITIES
Available-for-Sale
Debt Securities
The amortized
cost, gross
unrealized gains
and losses,
ACL, estimated
fair value,
and weighted-average
yield of
available-for-sale
debt securities by contractual maturities as of September 30, 2026 and
December 31, 2025 were as follows:
September 30, 2026
Amortized cost
(1)
Gross Unrealized
ACL Fair Value
(2)
Weighted-
Gains Losses average yield%
(Dollars in thousands)
U.S. Treasury securities:
Due within one year
$
373,295
$
-
$
77
$
-
$
373,218
3.82
After 1 to 5 years
49,607
-
419
-
49,188
4.31
U.S. government-sponsored entities (“GSEs”) obligations:
Due within one year
308,664
-
3,695
-
304,969
0.88
After 1 to 5 years
417,374
-
14,169
-
403,205
2.62
After 5 to 10 years
14,996
-
595
-
14,401
4.75
After 10 years
6,028
1
24
-
6,005
4.01
Puerto Rico government obligation:
After 10 years
(3)
2,567
-
702
286
1,579
-
United States and Puerto Rico government obligations
1,172,531
1
19,681
286
1,152,565
2.65
Mortgage-backed securities (“MBS”):
Residential MBS:
U.S. Agencies MBS
2,260,579
14
326,829
-
1,933,764
1.94
U.S. Agencies collateralized mortgage
obligations (“CMOs”)
1,457,540
4
86,720
-
1,370,824
4.51
Private label MBS
4,108
-
753
586
2,769
6.38
Total Residential MBS
3,722,227
18
414,302
586
3,307,357
2.96
U.S. Agencies Commercial MBS
305,159
1
46,498
-
258,662
3.36
Total MBS
4,027,386
19
460,800
586
3,566,019
2.99
Other
After 1 to 5 years
100
-
-
-
100
4.50
Total available-for-sale debt securities $
5,200,017
$
20
$
480,481
$
872
$
4,718,684
2.91
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
14.2
million and
$
9.4
million as of
September 30,
2026 and December
31, 2025,
respectively, reported
as part of
accrued interest
receivable on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
182.4
million (amortized cost - $
206.0
million) and $
230.2
million (amortized cost - $
251.0
million) as of September 30,
2026 and December 31, 2025, respectively,
that was pledged at the FHLB
as collateral
for borrowings
and letters
of credit,
as well
as $
2.5
billion (amortized
cost -
$
2.7
billion) as
of each
of September
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
13
During the
first nine months
of 2026, the
Corporation purchased approximately
$
2.3
billion in available-for-sale
debt securities, of
which
$
1.1
billion
were
U.S.
agencies’
MBS
with
an
average
yield
of
5.05
%;
and
$
1.0
billion
were
U.S.
Treasury
bills
with
an
average yield of
3.73
%.
The
following
tables
present
the
fair
value
and
gross
unrealized
losses
of
the
Corporation’s
available-for-sale
debt
securities,
aggregated by
investment category
and length of
time that individual
securities have
been in a
continuous unrealized
loss position, as
of September 30, 2026 and December 31, 2025. The tables also include debt securities for which an ACL was recorded.
As of September 30, 2026
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value
Losses
Fair Value
Losses
Fair Value
Losses
(In thousands)
U.S. Treasury and U.S. GSEs’ obligations
$
651,966
$
6,353
$
498,167
$
12,626
$
1,150,133
$
18,979
Puerto Rico government obligation
-
-
1,579
702
(1)
1,579
702
MBS:
Residential MBS:
U.S. Agencies MBS
371,492
9,714
1,561,583
317,115
1,933,075
326,829
U.S. Agencies CMOs
1,221,324
41,483
147,582
45,237
1,368,906
86,720
Private label
-
-
2,769
753
(1)
2,769
753
U.S. Agencies Commercial MBS
137,844
5,988
116,933
40,510
254,777
46,498
$
2,382,626
$
63,538
$
2,328,613
$
416,943
$
4,711,239
$
480,481
(1)
Unrealized losses do not include the credit loss component recorded as part of the ACL. As of September 30, 2026, the
PRHFA bond and private label MBS
had an ACL of $
0.3
million
and $
0.6
million, respectively.
As of December 31, 2025
Less than 12 months 12 months or more Total
Unrealized Unrealized Unrealized
Fair Value
Losses
Fair Value
Losses
Fair Value
Losses
(In thousands)
U.S. Treasury and U.S. GSEs’ obligations
$
91,584
$
100
$
796,505
$
20,730
$
888,089
$
20,830
Puerto Rico government obligation
-
-
1,620
762
(1)
1,620
762
MBS:
Residential MBS:
U.S. Agencies MBS
52,599
148
1,851,881
256,441
1,904,480
256,589
U.S. Agencies CMOs
74,773
402
170,490
38,897
245,263
39,299
Private label
-
-
3,266
1,361
(1)
3,266
1,361
U.S. Agencies Commercial MBS
2,810
150
138,412
35,392
141,222
35,542
$
221,766
$
800
$
2,962,174
$
353,583
$
3,183,940
$
354,383
(1)
Unrealized losses do
not include the credit
loss component recorded
as part of the
ACL. As of December
31, 2025, the PRHFA
bond and private
label MBS had an
ACL of $
0.3
million
and $0.5 million, respectively.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
14
Assessment for Credit Losses
The Corporation
expects no
credit losses on
debt securities
issued by
U.S. government
agencies, U.S.
GSEs and
the U.S. Treasury
given the explicit
and implicit guarantees
provided by the
U.S. federal government.
Because the decline
in fair value
is attributable to
changes in interest
rates, and not
credit quality,
and because, as
of September 30,
2026, the Corporation
did not have
the intent to sell
these
debt
securities
and
determined
that
it
was
likely
that
it
will
not
be
required
to
sell
these
securities
before
their
anticipated
recovery,
the
Corporation
does
not
consider
impairments
on
these
securities
to
be
credit
related.
The
Corporation’s
credit
loss
assessment was
concentrated mainly
on private
label MBS
and on
the Puerto
Rico government
debt security,
for which
credit losses
are evaluated on a quarterly basis.
The following
table presents
a roll-forward
of the ACL
on available-for-sale
debt securities
by major
security type
for the quarters
and nine-month periods ended September 30, 2026 and 2025:
Quarter Ended September 30,
2026 2025
Private label
MBS
Puerto Rico
Government
Obligation Total
Private label
MBS
Puerto Rico
Government
Obligation Total
(In thousands)
Beginning balance $
583
$
302
$
885
$
176
$
337
$
513
Provision for credit losses – expense (benefit)
15
(16)
(1)
155
(9)
146
Net charge-offs
(12)
-
(12)
(1)
-
(1)
ACL on available-for-sale debt securities
$
586
$
286
$
872
$
330
$
328
$
658
Nine-Month Period Ended September 30,
2026 2025
Private label
MBS
Puerto Rico
Government
Obligation Total
Private label
MBS
Puerto Rico
Government
Obligation Total
(In thousands)
Beginning balance $
445
$
318
$
763
$
176
$
345
$
521
Provision for credit losses - expense (benefit)
177
(32)
145
155
(17)
138
Net charge-offs
(36)
-
(36)
(1)
-
(1)
ACL on available-for-sale debt securities
$
586
$
286
$
872
$
330
$
328
$
658

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
15
Held-to-Maturity Debt Securities
The
amortized
cost,
gross
unrecognized
gains
and
losses,
estimated
fair
value,
ACL,
weighted-average
yield
and
contractual
maturities of held-to-maturity debt securities as of September 30, 2026 and December 31, 2025 were as follows:
September 30, 2026
Amortized cost
(1) (2)
Gross Unrecognized
Fair value
Weighted-
Gains Losses ACL average yield%
(Dollars in thousands)
Puerto Rico municipal bonds:
Due within one year
$
17,483
$
67
$
77
$
17,473
$
38
7.03
After 1 to 5 years
26,655
1,261
12
27,904
128
6.98
After 5 to 10 years
7,016
152
106
7,062
58
6.51
After 10 years
9,520
412
-
9,932
132
7.25
Total Puerto Rico municipal bonds
60,674
1,892
195
62,371
356
6.98
MBS:
Residential MBS:
U.S. Agencies MBS
79,909
-
7,154
72,755
-
4.02
U.S. Agencies CMOs
18,711
-
1,018
17,693
-
3.40
Total Residential MBS
98,620
-
8,172
90,448
-
3.90
U.S. Agencies Commercial MBS
58,454
-
3,407
55,047
-
1.94
Total MBS
157,074
-
11,579
145,495
-
3.17
Total held-to-maturity debt securities $
217,748
$
1,892
$
11,774
$
207,866
$
356
4.23
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
1.4
million and
$
3.2
million as
of September
30, 2026
and December
31, 2025,
respectively, reported
as part
of accrued
interest
receivable on loans and investment securities in the consolidated statements of financial condition, and excluded from the estimate of credit losses.
(2) Includes $
144.1
million (fair value - $
139.3
million) and $
153.0
million (fair value - $
150.9
million) as of September 30,
2026 and December 31, 2025, respectively,
that serves as collateral for
the uninsured portion of
government deposits. The secured parties are not permitted to sell or repledge the collateral.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
16
The
following
tables
present
the
Corporation’s
held-to-maturity
debt
securities’
fair
value
and
gross
unrecognized
losses,
aggregated
by
category
and
length
of
time
that
individual
securities
had
been
in
a
continuous
unrecognized
loss
position,
as
of
September 30, 2026 and December 31, 2025, including debt securities for which an ACL was recorded:
As of September 30, 2026
Less than 12 months 12 months or more Total
Unrecognized Unrecognized Unrecognized
Fair Value
Losses
Fair Value
Losses
Fair Value
Losses
(In thousands)
Puerto Rico municipal bonds
$
-
$
-
$
12,847
$
195
$
12,847
$
195
MBS:
Residential MBS:
U.S. Agencies MBS
12,380
925
60,375
6,229
72,755
7,154
U.S. Agencies CMOs
-
-
17,693
1,018
17,693
1,018
U.S. Agencies Commercial MBS
-
-
55,047
3,407
55,047
3,407
Total held-to-maturity debt securities $
12,380
$
925
$
145,962
$
10,849
$
158,342
$
11,774
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
nine-month
periods
ended September 30, 2026 and 2025:
Quarter Ended September 30,
2026 2025
(In thousands)
Beginning balance $
479
$
765
Provision for credit losses - benefit
(123)
(67)
ACL on held-to-maturity debt securities
(1)
$
356
$
698
Nine-Month Period Ended September 30,
2026 2025
(In thousands)
Beginning Balance $
733
$
802
Provision for credit losses - benefit
(377)
(104)
ACL on held-to-maturity debt securities
(1)
$
356
$
698
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
As of September 30, 2026 and December 31, 2025, all government bonds classified as held-to-maturity were classified as Pass.
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
2026 2025
(In thousands)
Puerto Rico and Virgin Islands region:
Residential mortgage loans, mainly secured by first mortgages $
2,403,745
$
2,377,604
Construction loans
214,563
263,640
Commercial mortgage loans
1,822,959
1,763,927
Commercial and Industrial (“C&I”) loans
2,630,576
2,519,002
Consumer loans
3,632,289
3,703,019
Loans held for investment $
10,704,132
$
10,627,192
Florida region:
Residential mortgage loans, mainly secured by first mortgages $
540,199
$
530,698
Construction loans
3,124
1,928
Commercial mortgage loans
796,434
790,325
C&I loans
1,314,424
1,169,356
Consumer loans
6,187
5,857
Loans held for investment $
2,660,368
$
2,498,164
Total:
Residential mortgage loans, mainly secured by first mortgages $
2,943,944
$
2,908,302
Construction loans
217,687
265,568
Commercial mortgage loans
2,619,393
2,554,252
C&I loans
(1)
3,945,000
3,688,358
Consumer loans
3,638,476
3,708,876
Loans held for investment
(2)
13,364,500
13,125,356
ACL on loans and finance leases
(241,673)
(249,037)
Loans held for investment, net $
13,122,827
$
12,876,319
(1)
As of September 30, 2026 and December 31,
2025, includes $
892.8
million and $
887.5
million, respectively, of commercial loans
that were secured by real estate
and for which the primary source of repayment at origination was not dependent upon such real estate.
(2) Includes accretable fair value net purchase discounts of $
16.6
million and $
18.4
million as of September 30, 2026 and December 31, 2025, respectively.
Various
loans were
assigned as
collateral for
borrowings, government
deposits, certain
time deposits
accounts, and
related unused
commitments.
The carrying
value of
loans pledged
as collateral
amounted
to $
5.6
billion and
$
5.7
billion as
of September
30, 2026
and
December
31,
2025,
respectively.
As
of
September
30,
2026
and
December
31,
2025,
loans
pledged
as
collateral
include
$
2.2
billion
and
$
2.1
billion,
respectively,
that
were
pledged
at
the
FHLB
as
collateral
for
borrowings
and
letters
of
credit;
$
3.3
billion
pledged as
collateral to
secure borrowing
capacity at
the FED
Discount Window
as of
September 30,
2026, compared
to $
3.4
billion
as
of
December
31,
2025;
$
73.3
million
pledged
to
secure
as
collateral
for
the
uninsured
portion
of
government
deposits
as
of
September 30, 2026, compared
to $
126.1
million as of December 31, 2025;
and $
114.7
million pledged to secure certain
time deposits
accounts as of September 30, 2026, compared to $
111.2
million as of December 31, 2025
.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
19
The Corporation’s
aging of
the loan
portfolio held
for investment,
as well
as information
about nonaccrual
loans with
no ACL,
by
portfolio classes as of September 30, 2026 and December 31, 2025 are as follows:
As of September 30, 2026 Days Past Due and Accruing
Current
(1)
30-59 60-89
90+
(2) (3) (4)
Nonaccrual
(5)
Total loans held
for investment
Nonaccrual
Loans with no
ACL
(6)
(In thousands)
Residential mortgage loans, mainly secured by first mortgages:
FHA/VA government-guaranteed
loans
(1) (2) (4)
$
72,486
$
-
$
2,341
$
12,642
$
-
$
87,469
$
-
Conventional residential mortgage loans
(1) (3) (5)
2,799,657
-
28,698
4,176
23,944
2,856,475
-
Commercial loans:
Construction loans
203,888
8,339
-
-
5,460
217,687
956
Commercial mortgage loans
(1) (3)
2,608,998
1,443
-
524
8,428
2,619,393
6,065
C&I loans
(5)
3,897,289
4,848
1,164
1,922
39,777
3,945,000
20,612
Consumer loans:
Auto loans
1,934,150
62,650
11,117
-
12,471
2,020,388
900
Finance leases
846,692
14,097
2,828
-
3,050
866,667
422
Personal loans
323,816
4,707
2,399
-
1,581
332,503
-
Credit cards
262,798
3,575
2,565
5,067
-
274,005
-
Other consumer loans
138,736
3,069
1,620
-
1,488
144,913
-
Total loans held for investment
$
13,088,510
$
102,728
$
52,732
$
24,331
$
96,199
$
13,364,500
$
28,955
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
September 30, 2026 amounted to $
8.3
million, $
60.7
million, and $
1.6
million, respectively.
(2)
It is the
Corporation’s policy
to report delinquent
FHA/VA
government-guaranteed residential mortgage
loans as past-due
loans 90 days
and still accruing
as opposed to
nonaccrual loans. The
Corporation continues
accruing interest on these loans until they
have passed the 15-month delinquency mark, taking
into consideration the FHA interest curtailment process. These balances include $
3.7
million of residential mortgage loans
guaranteed by the FHA that were over 15 months delinquent as of September 30, 2026.
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
3.0
million as of
September 30, 2026 ($
2.5
million conventional residential mortgage loans and $
0.5
million commercial mortgage loans), is presented in the loans past due 90 days or more and still accruing category in the table above.
(4)
Included rebooked loans,
which were previously
pooled into Government
National Mortgage Association
(“GNMA”) securities, amounting
to $
5.2
million as of
September 30, 2026.
Under the GNMA
program, the
Corporation has the option but not
the obligation to repurchase loans that meet
GNMA’s
specified delinquency criteria. For accounting
purposes, these loans subject to the repurchase option
are required to be reflected
on the financial statements with an offsetting liability.
(5)
Nonaccrual loans
in the
Florida region
amounted to
$
24.0
million as
of September
30, 2026,
of which
$
15.4
million were
C&I loans,
$
6.7
million were
residential mortgage
loans, $
1.8
million was
a commercial
mortgage loan, and $
0.1
million were consumer loans.
(6) Nonaccrual loans with no ACL in the Florida region amounted to $
11.7
million as of September 30, 2026, of which $
9.9
million was a C&I loan and $
1.8
million was a commercial mortgage loan.

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
When
a
loan
is placed
in
nonaccrual
status,
any
accrued
but uncollected
interest
income
is reversed
and
charged
against interest
income
and the
amortization of
any net
deferred fees
is suspended.
The amount
of accrued
interest reversed
against interest
income
totaled $
0.7
million and $
2.2
million for the quarter
and nine-month period ended
September 30, 2026, respectively,
compared to $
0.8
million and $
2.4
million for the same periods
in 2025, respectively.
For the quarter and
nine-month period ended September
30, 2026,
interest income recognized on nonaccrual
loans amounted to $
0.5
million and $
1.7
million, respectively,
compared to $
0.4
million and
$
1.1
million for the same periods in 2025, respectively.
As of
September 30,
2026, the
recorded investment
on residential
mortgage loans
collateralized by
residential real
estate property
that
were
in
the
process
of
foreclosure
amounted
to
$
19.7
million,
including
$
5.2
million
of
FHA/VA
government-guaranteed
mortgage
loans,
and
$
2.1
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
2026, the
gross charge
-offs for
the nine-month
period
ended September
30, 2026
by portfolio
classes and
by origination
year, and
the amortized
cost of
commercial and
construction loans
by portfolio classes based on the internal credit-risk category as of December
31, 2025, were as follows:
As of September 30, 2026
As of
December 31,
2025 Puerto Rico and Virgin Islands Region
Term Loans
Amortized Cost Basis by Origination Year
(1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass
$
7,432
$
25,799
$
135,520
$
8,340
$
1,327
$
1,435
$
-
$
179,853
$
258,104
Criticized:
Special Mention
-
-
-
29,250
-
-
-
29,250
-
Substandard
-
-
-
4,201
-
1,259
-
5,460
5,536
Total construction loans
$
7,432
$
25,799
$
135,520
$
41,791
$
1,327
$
2,694
$
-
$
214,563
$
263,640
Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE
Risk Ratings:
Pass
$
228,016
$
209,677
$
294,975
$
207,452
$
318,464
$
537,905
$
8,700
$
1,805,189
$
1,741,159
Criticized:
Special Mention
-
251
-
3,244
-
-
-
3,495
3,588
Substandard
-
-
-
408
-
13,867
-
14,275
19,180
Total commercial mortgage loans
$
228,016
$
209,928
$
294,975
$
211,104
$
318,464
$
551,772
$
8,700
$
1,822,959
$
1,763,927
Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
755
$
-
$
755
C&I
Risk Ratings:
Pass
$
418,721
$
463,123
$
242,760
$
117,900
$
228,238
$
287,816
$
801,568
$
2,560,126
$
2,440,152
Criticized:
Special Mention
-
-
-
1,589
-
-
33,162
34,751
40,643
Substandard
-
1,689
32
158
105
26,269
7,446
35,699
38,207
Total C&I loans
$
418,721
$
464,812
$
242,792
$
119,647
$
228,343
$
314,085
$
842,176
$
2,630,576
$
2,519,002
Charge-offs on C&I loans
$
-
$
-
$
69
$
91
$
-
$
120
$
668
$
948
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
22
As of September 30, 2026
As of
December 31,
2025
Term Loans
Florida Region Amortized Cost Basis by Origination Year (1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass
$
-
$
2,479
$
645
$
-
$
-
$
-
$
-
$
3,124
$
1,928
Total construction loans
$
-
$
2,479
$
645
$
-
$
-
$
-
$
-
$
3,124
$
1,928
Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE
Risk Ratings:
Pass
$
116,914
$
163,830
$
46,876
$
25,616
$
168,709
$
201,598
$
41,943
$
765,486
$
771,997
Criticized:
Special Mention
-
11,907
-
-
-
-
-
11,907
-
Substandard
-
-
1,802
-
16,476
763
-
19,041
18,328
Total commercial mortgage loans
$
116,914
$
175,737
$
48,678
$
25,616
$
185,185
$
202,361
$
41,943
$
796,434
$
790,325
Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
C&I
Risk Ratings:
Pass
$
179,076
$
289,955
$
252,465
$
140,548
$
102,182
$
93,738
$
203,571
$
1,261,535
$
1,154,271
Criticized:
Special Mention
-
-
24,395
-
-
-
-
24,395
14,898
Substandard
-
-
11,239
-
13,122
163
3,970
28,494
187
Total C&I loans
$
179,076
$
289,955
$
288,099
$
140,548
$
115,304
$
93,901
$
207,541
$
1,314,424
$
1,169,356
Charge-offs on C&I loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
23
As of September 30, 2026
As of
December 31,
2025
Term Loans
Total Amortized Cost Basis by Origination Year
(1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
CONSTRUCTION
Risk Ratings:
Pass
$
7,432
$
28,278
$
136,165
$
8,340
$
1,327
$
1,435
$
-
$
182,977
$
260,032
Criticized:
Special Mention
-
-
-
29,250
-
-
-
29,250
-
Substandard
-
-
-
4,201
-
1,259
-
5,460
5,536
Total construction loans
$
7,432
$
28,278
$
136,165
$
41,791
$
1,327
$
2,694
$
-
$
217,687
$
265,568
Charge-offs on construction loans
$
-
$
-
$
-
$
-
$
-
$
-
$
-
$
-
COMMERCIAL MORTGAGE
Risk Ratings:
Pass
$
344,930
$
373,507
$
341,851
$
233,068
$
487,173
$
739,503
$
50,643
$
2,570,675
$
2,513,156
Criticized:
Special Mention
-
12,158
-
3,244
-
-
-
15,402
3,588
Substandard
-
-
1,802
408
16,476
14,630
-
33,316
37,508
Total commercial mortgage loans
$
344,930
$
385,665
$
343,653
$
236,720
$
503,649
$
754,133
$
50,643
$
2,619,393
$
2,554,252
Charge-offs on commercial mortgage loans
$
-
$
-
$
-
$
-
$
-
$
755
$
-
$
755
C&I
Risk Ratings:
Pass
$
597,797
$
753,078
$
495,225
$
258,448
$
330,420
$
381,554
$
1,005,139
$
3,821,661
$
3,594,423
Criticized:
Special Mention
-
-
24,395
1,589
-
-
33,162
59,146
55,541
Substandard
-
1,689
11,271
158
13,227
26,432
11,416
64,193
38,394
Total C&I loans
$
597,797
$
754,767
$
530,891
$
260,195
$
343,647
$
407,986
$
1,049,717
$
3,945,000
$
3,688,358
Charge-offs on C&I loans
$
-
$
-
$
69
$
91
$
-
$
120
$
668
$
948
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
24
The following
tables present the
amortized cost of
residential mortgage
loans by portfolio
classes and by
origination year
based on
accrual
status as
of
September
30,
2026,
the
gross charge
-offs
for
the
nine-month
period
ended
September
30,
2026 by
origination
year, and the amortized cost of residential mortgage
loans by portfolio classes based on accrual status as of December 31, 2025:
As of September 30, 2026
As of
December 31,
2025
Term Loans
Puerto Rico and Virgin Islands Region Amortized Cost Basis by Origination Year (1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
320
$
281
$
1,694
$
1,355
$
82,511
$
-
$
86,161
$
87,635
Total FHA/VA
government-guaranteed loans
$
-
$
320
$
281
$
1,694
$
1,355
$
82,511
$
-
$
86,161
$
87,635
Conventional residential mortgage loans
Accrual Status:
Performing $
186,596
$
228,024
$
167,654
$
146,744
$
136,132
$
1,435,191
$
-
$
2,300,341
$
2,271,925
Non-Performing
-
39
199
-
393
16,612
-
17,243
18,044
Total conventional residential mortgage loans $
186,596
$
228,063
$
167,853
$
146,744
$
136,525
$
1,451,803
$
-
$
2,317,584
$
2,289,969
Total
Accrual Status:
Performing $
186,596
$
228,344
$
167,935
$
148,438
$
137,487
$
1,517,702
$
-
$
2,386,502
$
2,359,560
Non-Performing
-
39
199
-
393
16,612
-
17,243
18,044
Total residential mortgage loans
$
186,596
$
228,383
$
168,134
$
148,438
$
137,880
$
1,534,314
$
-
$
2,403,745
$
2,377,604
Charge-offs on residential mortgage loans $
-
$
1
$
2
$
14
$
15
$
772
$
-
$
804
(1) Excludes accrued interest receivable.
As of September 30, 2026
As of
December 31,
2025
Term Loans
Florida Region Amortized Cost Basis by Origination Year (1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
1,308
$
-
$
1,308
$
1,085
Total FHA/VA
government-guaranteed loans
$
-
$
-
$
-
$
-
$
-
$
1,308
$
-
$
1,308
$
1,085
Conventional residential mortgage loans
Accrual Status:
Performing $
58,411
$
67,902
$
77,679
$
68,586
$
57,907
$
201,705
$
-
$
532,190
$
518,488
Non-Performing
-
322
176
1,527
1,086
3,590
-
6,701
11,125
Total conventional residential mortgage loans $
58,411
$
68,224
$
77,855
$
70,113
$
58,993
$
205,295
$
-
$
538,891
$
529,613
Total
Accrual Status:
Performing $
58,411
$
67,902
$
77,679
$
68,586
$
57,907
$
203,013
$
-
$
533,498
$
519,573
Non-Performing
-
322
176
1,527
1,086
3,590
-
6,701
11,125
Total residential mortgage loans $
58,411
$
68,224
$
77,855
$
70,113
$
58,993
$
206,603
$
-
$
540,199
$
530,698
Charge-offs on residential mortgage loans $
-
$
-
$
-
$
191
$
-
$
37
$
-
$
228
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
25
As of September 30, 2026
As of
December 31,
2025
Term Loans
Total Amortized Cost Basis by Origination Year (1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
FHA/VA government-guaranteed loans
Accrual Status:
Performing $
-
$
320
$
281
$
1,694
$
1,355
$
83,819
$
-
$
87,469
$
88,720
Total FHA/VA
government-guaranteed loans
$
-
$
320
$
281
$
1,694
$
1,355
$
83,819
$
-
$
87,469
$
88,720
Conventional residential mortgage loans
Accrual Status:
Performing $
245,007
$
295,926
$
245,333
$
215,330
$
194,039
$
1,636,896
$
-
$
2,832,531
$
2,790,413
Non-Performing
-
361
375
1,527
1,479
20,202
-
23,944
29,169
Total conventional residential mortgage loans $
245,007
$
296,287
$
245,708
$
216,857
$
195,518
$
1,657,098
$
-
$
2,856,475
$
2,819,582
Total
Accrual Status:
Performing $
245,007
$
296,246
$
245,614
$
217,024
$
195,394
$
1,720,715
$
-
$
2,920,000
$
2,879,133
Non-Performing
-
361
375
1,527
1,479
20,202
-
23,944
29,169
Total residential mortgage loans $
245,007
$
296,607
$
245,989
$
218,551
$
196,873
$
1,740,917
$
-
$
2,943,944
$
2,908,302
Charge-offs on residential mortgage loans $
-
$
1
$
2
$
205
$
15
$
809
$
-
$
1,032
(1) Excludes accrued interest receivable.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
26
The
following
tables present
the
amortized
cost
of
consumer
loans
by
portfolio
classes
and
by origination
year
based on
accrual
status as
of September
30, 2026,
the gross
charge-offs
for the
nine-month period
ended September
30, 2026
by portfolio
classes and
by origination year, and the amortized
cost of consumer loans by portfolio classes based on accrual status as of December 31,
2025:
As of September 30, 2026
As of
December 31,
2025
Term Loans
Total
Amortized Cost Basis by Origination Year (1)
2026 2025 2024 2023 2022 Prior
Revolving
Loans
Amortized
Cost Basis Total Total
(In thousands)
Auto loans
Accrual Status:
Performing $
438,922
$
500,488
$
417,002
$
296,819
$
208,622
$
146,064
$
-
$
2,007,917
$
2,028,346
Non-Performing
454
1,756
2,066
2,608
2,159
3,428
-
12,471
14,665
Total auto loans $
439,376
$
502,244
$
419,068
$
299,427
$
210,781
$
149,492
$
-
$
2,020,388
$
2,043,011
Charge-offs on auto loans $
776
$
4,792
$
5,842
$
6,338
$
3,563
$
3,083
$
-
$
24,394
Finance leases
Accrual Status:
Performing $
170,883
$
199,831
$
177,796
$
167,336
$
103,014
$
44,757
$
-
$
863,617
$
888,529
Non-Performing
-
160
402
854
509
1,125
-
3,050
3,510
Total finance leases $
170,883
$
199,991
$
178,198
$
168,190
$
103,523
$
45,882
$
-
$
866,667
$
892,039
Charge-offs on finance leases $
66
$
857
$
1,747
$
2,526
$
1,747
$
1,576
$
-
$
8,519
Personal loans
Accrual Status:
Performing $
101,501
$
85,806
$
60,324
$
48,537
$
27,799
$
6,955
$
-
$
330,922
$
333,364
Non-Performing
77
363
284
510
258
89
-
1,581
1,792
Total personal loans $
101,578
$
86,169
$
60,608
$
49,047
$
28,057
$
7,044
$
-
$
332,503
$
335,156
Charge-offs on personal loans $
144
$
2,122
$
3,445
$
3,768
$
2,382
$
710
$
-
$
12,571
Credit cards
Accrual Status:
Performing $
-
$
-
$
-
$
-
$
-
$
-
$
274,005
$
274,005
$
293,088
Total credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
274,005
$
274,005
$
293,088
Charge-offs on credit cards $
-
$
-
$
-
$
-
$
-
$
-
$
13,771
$
13,771
Other consumer loans
Accrual Status:
Performing $
60,994
$
34,038
$
18,810
$
11,913
$
4,556
$
3,326
$
9,788
$
143,425
$
144,115
Non-Performing
208
470
304
179
59
26
242
1,488
1,467
Total other consumer loans $
61,202
$
34,508
$
19,114
$
12,092
$
4,615
$
3,352
$
10,030
$
144,913
$
145,582
Charge-offs on other consumer loans $
491
$
4,942
$
3,091
$
1,818
$
643
$
226
$
334
$
11,545
Total
Accrual Status:
Performing $
772,300
$
820,163
$
673,932
$
524,605
$
343,991
$
201,102
$
283,793
$
3,619,886
$
3,687,442
Non-Performing
739
2,749
3,056
4,151
2,985
4,668
242
18,590
21,434
Total consumer loans $
773,039
$
822,912
$
676,988
$
528,756
$
346,976
$
205,770
$
284,035
$
3,638,476
$
3,708,876
Charge-offs on total consumer loans $
1,477
$
12,713
$
14,125
$
14,450
$
8,335
$
5,595
$
14,105
$
70,800
(1) Excludes accrued interest receivable.
As of September 30, 2026 and December 31, 2025, the balance of revolving loans converted to term loans was
no
t material.
Accrued interest
receivable on loans
totaled $
60.3
million as of
September 30, 2026
($
58.7
million as of
December 31, 2025),
was
reported as part
of accrued interest receivable
on loans and
investment securities in
the consolidated statements
of financial condition,
and is excluded from the estimate of credit losses.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
27
The
following
tables
present
information
about
collateral
dependent
loans
that
were
individually
evaluated
for
purposes
of
determining the ACL as of September 30, 2026 and December
31, 2025:
As of September 30, 2026
Collateral Dependent Loans -
With Allowance
Collateral Dependent
Loans - With No
Related Allowance Collateral Dependent Loans - Total
Amortized Cost
Related
Allowance Amortized Cost
Amortized Cost
Related
Allowance
(In thousands)
Residential mortgage loans:
Conventional residential mortgage loans $
20,457
$
1,327
$
-
$
20,457
$
1,327
Commercial loans:
Construction loans
4,201
598
956
5,157
598
Commercial mortgage loans
-
-
18,365
18,365
-
C&I loans
4,928
718
20,606
25,534
718
$
29,586
$
2,643
$
39,927
$
69,513
$
2,643
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
30, 2026 was
64
%,
compared to
67
% as of December 31, 2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
28
Purchases and Sales of Loans
In
the
ordinary
course
of
business,
the
Corporation
enters
into
securitization
transactions
and
whole
loan
sales
with
GNMA
and
GSEs,
such
as
Federal
National
Mortgage
Association
(“FNMA”)
and
Federal
Home
Loan
Mortgage
Corporation
(“FHLMC”).
During the first nine months
of 2026 and 2025, loans
pooled into GNMA MBS amounted
to approximately $
122.5
million and $
120.2
million,
respectively,
for
which
the
Corporation
recognized
a
net
gain
on
sale
of
$
6.1
million
and
$
4.4
million,
respectively.
Also,
during
the
first
nine
months
of
2026
and
2025,
the
Corporation
sold
approximately
$
9.5
million
and
$
8.8
million,
respectively,
of
performing
residential
mortgage
loans
to
GSEs,
for
which
the
Corporation
recognized
a
net
gain
on
sale
of
$
0.3
million
and
$
0.4
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
For loans
pooled into
GNMA MBS,
the Corporation,
as servicer,
holds an
option to
repurchase individual
delinquent loans
issued
on or after
January 1, 2003,
when certain delinquency
criteria are met. This
option gives the
Corporation the unilateral
ability,
but not
the obligation, to
repurchase the delinquent
loans at par without
prior authorization from
GNMA. Since the
Corporation is considered
to
have
regained
effective
control
over
the
loans,
it
is
required
to
recognize
the
loans
and
a
corresponding
repurchase
liability
regardless of its
intent to repurchase
the loans. As
of September
30, 2026 and
December 31, 2025,
rebooked GNMA delinquent
loans
that were included in the residential mortgage loan portfolio amounted to $
5.2
million and $
6.7
million, respectively.
During
each
of
the
nine-month
periods
ended
September
30,
2026
and
2025,
the
Corporation
repurchased,
pursuant
to
the
aforementioned repurchase
option $
1.3
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
179.4
million.
Meanwhile,
during
the
first
nine
months
of
2025,
the
Corporation
purchased
C&I
loan
participations
in
the Florida
region
totaling $
98.6
million, and a commercial mortgage loan in the Puerto Rico region totaling $
20.0
million.
During the
first nine
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
13.4
billion as of
September 30, 2026,
credit risk concentration
was approximately
76
% in Puerto
Rico,
20
% in the
U.S., and
4
%
in the USVI and the BVI.
As of
September
30,
2026,
the Corporation
had $
292.2
million outstanding
in loans
extended
to the
Puerto
Rico government,
its
municipalities
and
public
corporations,
compared
to
$
215.5
million
as
of
December
31,
2025.
The
exposure
consisted
primarily
of
$
222.9
million in municipal
loans supported
by assigned tax
revenues, generally
backed by
the municipalities’
good faith, credit,
and
unlimited taxing
power, and
$
15.9
million supported
by one or
more specific sources
of municipal
revenues. The remaining
exposure
included $
8.5
million in a
loan to an
affiliate of
the Puerto Rico
Electric Power
Authority (“PREPA”)
and $
44.9
million in loans
to a
Puerto Rico public corporation.
Moreover,
as of
September 30,
2026, the
outstanding balance
of construction
loans funded
through conduit
financing structures
to
support
the
federal
programs
of
Low-Income
Housing
Tax
Credit
(“LIHTC”)
combined
with
other
federal
programs
amounted
to
$
78.4
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
2026,
the
Corporation
had
$
63.6
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
2026,
the
Corporation
had
$
165.0
million in loans
to USVI government
public corporations, compared
to $
138.7
million as of December
31, 2025. As of
September 30,
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
1.5
million
and
$
4.5
million in restructured
residential mortgage
loans that are
government-guaranteed (e.g.
FHA/VA
loans) and were
modified during the
quarter
and nine-month
period ended
September 30,
2026, compared
to $
1.6
million and
$
4.6
million for
the comparable
periods in
2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
31
The
following
tables
present
the
amortized
cost
basis
as
of
September
30,
2026
and
2025
of
loans
modified
to
borrowers
experiencing financial difficulty
during the quarters
and nine-month periods
ended September 30,
2026 and 2025,
by portfolio classes
and type
of modification
granted, and
the percentage
of these
modified
loans relative
to the
total period-end
amortized cost
basis of
receivables in the portfolio class:
Quarter Ended September 30, 2026
Payment Delay Only
Forbearance
Payment
Plan
Trial
Modification
Change in
Amortization
term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction
and Term
Extension Other Total
Percentage
of Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
428
$
-
$
-
$
-
$
-
$
-
$
428
0.01%
Construction loans
-
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
56
-
-
-
-
-
56
0.00%
C&I loans
-
2,841
(1)
-
-
7
(2)
19
1,726
-
4,593
0.12%
Consumer loans:
Auto loans
-
-
-
-
-
302
357
836
(3)
1,495
0.07%
Personal loans
-
-
-
-
-
45
60
-
105
0.03%
Credit cards
-
-
-
-
461
(2)
-
-
-
461
0.17%
Other consumer loans
-
-
-
-
-
41
12
-
53
0.04%
Total modifications
$
-
$
2,841
$
484
$
-
$
468
$
407
$
2,155
$
836
$
7,191
Quarter Ended September 30, 2025
Payment Delay Only
Forbearance
Payment
Plan
Trial
Modification
Change in
Amortization
Term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction
and Term
Extension Other Total
Percentage
of Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
$
-
$
411
$
-
$
-
$
146
$
-
$
-
$
557
0.02%
Construction loans
-
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
-
-
-
-
-
-
-
C&I loans
-
-
-
-
-
403
-
-
403
0.01%
Consumer loans:
Auto loans
-
-
-
-
-
282
168
927
(1)
1,377
0.07%
Personal loans
-
-
28
-
-
-
120
-
148
0.04%
Credit cards
-
-
-
-
936
(2)
-
-
-
936
0.32%
Other consumer loans
-
-
-
-
-
47
-
15
(1)
62
0.04%
Total modifications
$
-
$
-
$
439
$
-
$
936
$
878
$
288
$
942
$
3,483

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
32
Nine-Month Period Ended September 30, 2026
Payment Delay Only
Forbearance Payment Plan
Trial
Modification
Change in
Amortization
Term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction
and Term
Extension Other Total
Percentage
of Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
-
$
541
$
-
$
-
$
-
$
145
$
-
$
686
0.02%
Construction loans
-
-
4
-
-
-
-
-
4
0.00%
Commercial mortgage loans
-
362
56
-
-
-
298
-
716
0.03%
C&I loans
-
3,138
(1)
-
-
18
(2)
19
2,188
-
5,363
0.14%
Consumer loans:
Auto loans
-
-
-
-
-
422
575
1,940
(3)
2,937
0.15%
Personal loans
-
-
-
-
19
64
285
-
368
0.11%
Credit cards
-
-
-
-
1,576
(2)
-
-
-
1,576
0.58%
Other consumer loans
-
-
-
-
-
107
17
-
124
0.09%
Total modifications
$
-
3,500
$
601
$
-
$
1,613
$
612
$
3,508
$
1,940
$
11,774
Nine-Month Period Ended September 30, 2025
Payment Delay Only
Forbearance
Payment
Plan
Trial
Modification
Change in
Amortization
Term
Interest Rate
Reduction
Term
Extension
Combination
of Interest
Rate
Reduction
and Term
Extension Other Total
Percentage
of Total by
Portfolio
Classes
(In thousands)
Conventional residential mortgage loans $
-
-
$
538
$
-
$
-
$
509
$
-
$
-
$
1,047
0.04%
Construction loans
-
-
-
-
-
-
-
-
-
-
Commercial mortgage loans
-
-
-
30,166
-
-
-
-
30,166
1.18%
C&I loans
196
(4)
-
-
-
-
1,008
80
17
(3)
1,301
0.04%
Consumer loans:
Auto loans
-
-
-
-
-
525
290
2,428
(3)
3,243
0.16%
Personal loans
-
-
28
-
-
63
337
-
428
0.13%
Credit cards
-
-
-
-
2,942
(2)
-
-
-
2,942
1.00%
Other consumer loans
-
-
120
-
-
124
70
34
(3)
348
0.24%
Total modifications
$
196
-
$
686
$
30,166
$
2,942
$
2,229
$
777
$
2,479
$
39,475
(1) Modification consists of a repayment plan and the permanent revocation of revolving utilization privileges of a C&I line of credit.
(2) Modification consists of reduction in interest rate and revocation of revolving utilization privileges.
(3) Modification consists of court mandated reduction to 0% interest rate for remaining loan term to borrowers in bankruptcy proceedings unless dismissal occurs.
(4)
Modification consists of a six-month deferral of principal and interest to be repaid on or before the end of the forbearance plan.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
33
The
following
tables
present
by
portfolio
classes
the
financial
effects
of
the
modifications
granted
to
borrowers
experiencing
financial difficulty,
other than
those associated
to payment
delay,
during the
quarters and
nine-month
periods ended
September 30,
2026
and
2025.
The
financial
effects
of
the
modifications
associated
to
payment
delay
were
discussed
above
and,
as
such,
were
excluded from the tables below:
Quarter Ended September 30, 2026
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
(in months)
Conventional residential mortgage loans
-
% -
-
% - -
Construction loans
-
% -
-
% - -
Commercial mortgage loans
-
% -
-
% - -
C&I loans
11.25
%
84
2.42
%
20
-
Consumer loans:
Auto loans
-
%
28
3.16
%
26
-
Personal loans
-
%
30
5.83
%
32
-
Credit cards
14.67
% -
-
% - -
Other consumer loans
-
%
35
4.45
%
28
-
Quarter Ended September 30, 2025
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
(in months)
Conventional residential mortgage loans
-
%
108
-
% - -
Construction loans
-
% -
-
% - -
Commercial mortgage loans
-
% -
-
% - -
C&I loans
-
%
80
-
% - -
Consumer loans:
Auto loans
-
%
29
3.09
%
21
-
Personal loans
-
% -
4.59
%
23
-
Credit cards
15.64
% -
-
% - -
Other consumer loans
-
%
30
-
% - -

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
34
Nine-Month Period Ended September 30, 2026
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
(in months)
Conventional residential mortgage loans
-
% -
2.00
%
46
-
Construction loans
-
% -
-
% - -
Commercial mortgage loans
-
% -
3.25
%
120
-
C&I loans
13.68
%
84
2.38
%
18
-
Consumer loans:
Auto loans
-
%
28
3.25
%
26
-
Personal loans
2.74
%
30
5.71
%
27
-
Credit cards
14.50
% -
-
% - -
Other consumer loans
-
%
31
3.73
%
28
-
Nine-Month Period Ended September 30, 2025
Combination of Interest Rate Reduction
and Term Extension
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Weighted-Average
Interest Rate
Reduction (%)
Weighted-Average
Term Extension (in
months)
Change in
Amortization Term
(in months)
Conventional residential mortgage loans
-
%
73
-
% - -
Construction loans
-
% -
-
% - -
Commercial mortgage loans
-
% -
-
% -
36
C&I loans
-
%
87
0.50
%
120
-
Consumer loans:
Auto loans
-
%
27
3.03
%
20
-
Personal loans
-
%
22
4.57
%
23
-
Credit cards
15.67
% -
-
% - -
Other consumer loans
-
%
28
3.01
%

-

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
35
The
following
tables
present
by
portfolio
classes
the
performance
of
loans
modified
during
the
last
twelve
months
ended
September 30, 2026 and 2025 that were granted to borrowers experiencing financial difficulty:
Last Twelve Months Ended September 30, 2026
30-59 60-89 90+
Total
Delinquency Current Total
(In thousands)
Conventional residential mortgage loans $
165
$
-
$
-
$
165
$
864
$
1,029
Construction loans
-
-
-
-
4
4
Commercial mortgage loans
-
-
-
-
716
716
C&I loans
-
-
-
-
5,714
5,714
Consumer loans:
Auto loans
119
84
144
347
3,456
3,803
Personal loans
103
50
-
153
406
559
Credit cards
170
73
177
420
1,762
2,182
Other consumer loans
16
19
5
40
179
219
Total modifications
$
573
$
226
$
326
$
1,125
$
13,101
$
14,226
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
$
663
$
444
$
273
$
1,380
$
57,640
$
59,020

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
36
NOTE 4 – ALLOWANCE
FOR CREDIT LOSSES FOR LOANS AND FINANCE LEASES
The following tables present the activity in the ACL on loans and finance leases by portfolio segment for the indicated periods:
Residential
Mortgage
Loans
Commercial
Mortgage
Loans
Consumer Loans
and Finance
Leases
Construction
Loans
C&I
Loans Total
Quarter Ended September 30, 2026
(In thousands)
ACL:
Beginning balance $
42,758
$
2,329
$
23,506
$
42,959
$
133,487
$
245,039
Provision for credit losses - (benefit) expense
(1,900)
(53)
(2,731)
3,240
16,321
14,877
Charge-offs
(373)
-
(193)
(228)
(23,349)
(24,143)
Recoveries
213
58
35
34
5,560
5,900
Ending balance $
40,698
$
2,334
$
20,617
$
46,005
$
132,019
$
241,673
Residential
Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Loans
C&I
Loans
Consumer Loans
and Finance
Leases Total
Quarter Ended September 30, 2025
(In thousands)
ACL:
Beginning balance $
42,448
$
4,551
$
22,746
$
39,359
$
139,474
$
248,578
Provision for credit losses - (benefit) expense
(2,208)
496
2,503
(1,397)
18,876
18,270
Charge-offs
(459)
-
-
(173)
(24,553)
(25,185)
Recoveries
491
313
117
65
4,341
5,327
Ending balance $
40,272
$
5,360
$
25,366
$
37,854
$
138,138
$
246,990
Residential
Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Loans
C&I
Loans
Consumer Loans
and Finance
Leases Total
Nine-Month Period Ended September 30, 2026
(In thousands)
ACL:
Beginning balance $
41,071
$
5,672
$
23,832
$
41,416
$
137,046
$
249,037
Provision for credit losses - (benefit) expense
(358)
(3,422)
(2,690)
5,351
49,124
48,005
Charge-offs
(1,032)
-
(755)
(948)
(70,800)
(73,535)
Recoveries
1,017
84
230
186
16,649
18,166
Ending balance $
40,698
$
2,334
$
20,617
$
46,005
$
132,019
$
241,673
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
The Corporation
generally applies
probability weights
to the
baseline and
alternative downside
economic scenarios
to estimate
the
ACL with
the
baseline
scenario
carrying
the highest
weight.
The
scenarios
that are
chosen each
quarter
and
the
weighting
given
to
each
scenario
for
the
different
loan
portfolio
categories
depend
on
a
variety
of
factors
including
recent
economic
events,
leading
national
and regional
economic indicators,
and industry
trends. As
of September
30, 2026
and December
31, 2025,
the Corporation
applied
100%
probability
to
the
baseline
scenario
for
the
commercial
mortgage
and
construction
loan
portfolios
since
certain
macroeconomic variables
associated with
commercial real
estate property
performance and
the commercial
real estate
(“CRE”) price
index,
particularly
in
the
Puerto
Rico
region,
are
expected
to
continue
to
perform
in
a
more
favorable
manner
than
the
alternative
downside economic scenario.
As of September 30, 2026, the ACL for loans and finance leases was $
241.7
million, a decrease of $
7.3
million from $
249.0
million
as of
December 31,
2025.
The decrease
was mainly
related
to a
$
4.9
million
reduction in
the ACL
for
consumer
loans and
finance
leases, driven
by lower
delinquency
levels in
the unsecured
loan portfolios
and improvements
in macroeconomic
variables, partially
offset by higher reserves in
the auto loan portfolio due to updated
loss expectations based on recent portfolio performance.
In addition,
the
ACL
for
commercial
and
construction
loans
decreased
by
$
2.0
million,
driven
by
an
improvement
in
the
projection
of
certain
macroeconomic
variables,
partially
offset
by
loan
growth
and
changes
in
the
financial
information
of
certain
borrowers.
Also,
the
ACL for
residential mortgage
loans decreased
by $
0.4
million, driven
by updated
historical loss
experience used
for determining
the
ACL, resulting in a downward
revision of estimated loss severities
and lower reserve levels,
as well as improvements in
the projection
of the unemployment rate and the House Price Index, partially offset by loan growth.
Net charge-offs
were $
18.2
million and $
55.4
million for the third
quarter and first
nine months of
2026, respectively,
compared to
$
19.9
million
and $
60.4
million,
respectively,
for the
same periods
in 2025.
The $
1.7
million decrease
for the
third quarter
of 2026
primarily
reflected
a
$
2.4
million
reduction
in
consumer
loans and
finance
leases net
charge-offs
across
all major
portfolio
classes.
The $
5.0
million decrease
for the nine-month
period was driven
by a $
7.6
million reduction in
consumer loans
and finance leases
net
charge-offs
across all major
portfolio classes,
after considering
the impact of
the aforementioned
$
2.4
million in recoveries
related to
the bulk sale during the first
quarter of 2025. This decrease
was partially offset by
a $
0.9
million reduction in C&I recoveries
and $
0.8
million in charge-offs on a nonaccrual commercial
mortgage loan in the Virgin
Islands region during the first nine months of 2026.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
38
The tables below present the
ACL related to loans and
finance leases and the carrying
values of loans by portfolio
segment as of
September 30, 2026 and December 31, 2025:
As of September 30, 2026
Residential
Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Loans
C&I
Loans
Consumer Loans
and Finance
Leases Total
(Dollars in thousands)
Total loans held for investment:
Amortized cost of loans
$
2,943,944
$
217,687
$
2,619,393
$
3,945,000
$
3,638,476
$
13,364,500
Allowance for credit losses
40,698
2,334
20,617
46,005
132,019
241,673
Allowance for credit losses to
amortized cost
1.38
%
1.07
%
0.79
%
1.17
%
3.63
%
1.81
%
As of December 31, 2025
Residential
Mortgage
Loans
Construction
Loans
Commercial
Mortgage
Loans
C&I
Loans
Consumer Loans
and Finance
Leases Total
(Dollars in thousands)
Total loans held for investment:
Amortized cost of loans
$
2,908,302
$
265,568
$
2,554,252
$
3,688,358
$
3,708,876
$
13,125,356
Allowance for credit losses
41,071
5,672
23,832
41,416
137,046
249,037
Allowance for credit losses to
amortized cost
1.41
%
2.14
%
0.93
%
1.12
%
3.70
%
1.90
%
In
addition,
the
Corporation
estimates
expected
credit
losses
over
the
contractual
period
in
which
the
Corporation
is
exposed
to
credit
risk
via
a
contractual
obligation
to
extend
credit,
such
as
unfunded
loan
commitments
and
standby
letters
of
credit
for
commercial
and
construction
loans,
unless
the
obligation
is
unconditionally
cancellable
by
the
Corporation.
See
Note
18
–
“Regulatory Matters, Commitments
and Contingencies” for
information on off
-balance sheet exposures
as of September 30,
2026 and
December 31,
2025. The
Corporation estimates
the ACL
for these
off-balance
sheet exposures
following the
methodology described
in
Note
1 –
“Nature
of Business
and
Summary
of Significant
Accounting
Policies”
to
the audited
consolidated
financial statements
included
in
the
2025
Annual
Report
on
Form
10-K.
As
of
September
30,
2026,
the
ACL
for
off-balance
sheet
credit
exposures
increased to
$
4.5
million, compared
to $
3.0
million as
of December
31, 2025,
primarily driven
by renewals
of existing
C&I lines
of
credit.
The following
table presents
the activity
in the
ACL for
unfunded loan
commitments and
standby letters
of credit
for the
quarters
and nine-month periods ended September 30, 2026 and 2025:
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2026 2025 2026 2025
(In thousands)
Beginning balance $
4,599
$
3,367
$
3,013
$
3,143
Provision for credit losses - (benefit) expense
(120)
(756)
1,466
(532)
Ending balance $
4,479
$
2,611
$
4,479
$
2,611

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
39
NOTE 5
–
OTHER REAL ESTATE
OWNED (“OREO”)
The following table presents the OREO inventory as of the indicated dates:
September 30, 2026 December 31, 2025
(In thousands)
OREO balances, carrying value:
Residential
(1)
$
4,586
$
6,524
Construction
395
386
Commercial
648
612
Total $
5,629
$
7,522
(1) Excludes $
1.5
million and $
4.1
million as of September
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
of “Net (gain)
loss on OREO
operations” in
the consolidated
statements of income
during the
quarters and
nine-month periods
ended
September 30, 2026 and 2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
40
NOTE 6 – DEPOSITS
The following table summarizes deposit balances as of the indicated dates:
September 30, 2026 December 31, 2025
(In thousands)
Type of account:
Non-interest-bearing deposit accounts $
5,465,908
$
5,549,416
Interest-bearing checking accounts
3,613,874
3,512,649
Interest-bearing saving accounts
3,450,994
3,452,192
Time deposits
3,787,656
3,562,331
Brokered CDs
600,204
593,555
Total
$
16,918,636
$
16,670,143
The following
table presents
the remaining
contractual maturities
of time
deposits, including
brokered
CDs, as
of September
30,
2026:
Total
(In thousands)
Three months or less $
1,085,861
Over three months to six months
951,010
Over six months to one year
1,402,572
Over one year to two years
705,395
Over two years to three years
138,630
Over three years to four years
39,217
Over four years to five years
49,467
Over five years
15,708
Total
$
4,387,860
Total
Puerto
Rico
and
U.S.
time
deposits
with
balances
of
more
than
$250,000
amounted
to
$
1.9
billion
and
$
1.8
billion
as
of
September 30, 2026
and December 31,
2025, respectively.
This amount does
not include brokered
CDs that are generally
participated
out by brokers in shares
of less than the FDIC insurance
limit. As of September 30,
2026 and December 31, 2025,
unamortized broker
placement
fees
amounted
to
$
0.6
million
and
$
0.9
million,
respectively,
which
are
amortized
over
the
contractual
maturity
of
the
brokered CDs under the interest method.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
41
NOTE 7 – BORROWINGS
As of September 30, 2026 and December 31, 2025, total borrowings consisted of FHLB advances as set forth below:
September 30, 2026 December 31, 2025
(In thousands)
Long-term
Fixed
-rate advances from the FHLB
(1)
$
200,000
$
290,000
(1) Weighted-average interest rate of
4.25
% and
4.32
% as of September 30, 2026 and December 31, 2025, respectively. Contractual maturity date of November 2027
as of September 30, 2026.
Advances from the FHLB mature as follows as of the indicated date:
September 30, 2026
(In thousands)
Over one year to two years
(1)
$
200,000
(1) Average remaining term to maturity of
1.14
years.
Securities Sold Under Agreement to Repurchase (“Repurchase Agreement”)
As of
September
30,
2026,
the Corporation
had
a
$
23.8
million
short-term
fixed-rate
repurchase
agreement
with
Citigroup
at
an
interest
rate
of
4.01
%,
maturing
in
December
2026.
The
securities
underlying
the
agreement
were
delivered
to
the
counterparty
in
accordance with the terms of the repurchase agreement.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
42
NOTE 8 – EARNINGS PER COMMON . SHARE
The calculations of earnings per
common share for the quarters
and nine-month periods ended
September 30, 2026 and 2025
are as
follows:
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2026 2025 2026 2025
(In thousands, except per share information)
Net income attributable to common stockholders $
96,115
$
100,526
$
281,047
$
257,765
Weighted-Average
Shares:
Average common
shares outstanding
151,096
159,291
153,259
161,023
Average potential
dilutive common shares
854
796
797
747
Average common
shares outstanding - assuming dilution
151,950
160,087
154,056
161,770
Earnings per common share:
Basic
$
0.64
$
0.63
$
1.83
$
1.60
Diluted
$
0.63
$
0.63
$
1.82
$
1.59
Earnings
per
common
share
is
computed
by
dividing
net
income
attributable
to
common
stockholders
by
the
weighted-average
number
of
common
shares
issued
and
outstanding.
Basic
weighted-average
common
shares
outstanding
exclude
unvested shares
of
restricted stock that do not contain non-forfeitable dividend rights
.
Potential dilutive
common
shares consist
of unvested
shares of
restricted
stock
and
performance
units (if
any
of the
performance
conditions
are
met
as
of
the
end
of
the
reporting
period)
that
do
not
contain
non-forfeitable
dividend
or
dividend
equivalent
rights
using the
treasury stock
method. This
method assumes
that proceeds
equal to
the amount
of compensation
cost attributable
to future
services
is
used
to
repurchase
shares
on
the
open
market
at
the
average
market
price
for
the
period.
The
difference
between
the
number
of
potential
dilutive
shares
issued
and
the
shares
purchased
is
added
as
incremental
shares
to
the
actual
number
of
shares
outstanding
to
compute
diluted
earnings
per
share.
Unvested
shares
of
restricted
stock
outstanding
during
the
period
that
result
in
lower potentially
dilutive shares issued
than shares purchased
under the
treasury stock method
are not included
in the computation
of
dilutive
earnings
per
share
since
their
inclusion
would
have an
antidilutive
effect
on
earnings
per
share.
There
were
no
antidilutive
shares of common stock during the quarters and nine-month periods ended September 30, 2026 and 2025.

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
September
30,
2026,
there
were
4,541,863
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
September 30, 2026 and 2025:
Nine-Month Period Ended September 30,
2026 2025
Number of Weighted- Number of Weighted-
shares of Average shares of Average
restricted Grant Date restricted Grant Date
stock
Fair Value
stock
Fair Value
Unvested shares outstanding at beginning of year
1,033,690
$
16.71
1,007,621
$
14.39
Granted
(1)
451,926
20.76
461,236
18.46
Forfeited
(38,440)
18.92
(8,818)
16.27
Vested
(456,018)
15.07
(423,729)
13.13
Unvested shares outstanding at end of period
991,158
$
19.22
1,036,310
$
16.71
(1)
For the
nine-month period
ended September
30, 2026,
includes
13,258
shares of
restricted stock
awarded to
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
2026,
the
Corporation
recognized
$
1.5
million
and
$
6.5
million,
respectively,
of
stock-based
compensation
expense
related
to
restricted
stock
awards,
compared
to
$
1.4
million
and
$
5.9
million,
respectively,
for the same periods
in 2025. As of
September 30, 2026,
there was $
7.9
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
September 30, 2026 and 2025:
Nine-Month Period Ended September 30,
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
nine-month periods
ended September
30, 2026
and 2025 are
based on the
achievement of
the Relative
TSR and TBVPS
performance goals
during a three-year
performance cycle beginning January 1, 2026 and January
1, 2025, respectively, and ending on
December 31, 2028 and December 31, 2027, respectively.
(2)
Units vested
during the
nine-month periods
ended September
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
2026 and
2025:
Nine-Month Period Ended September 30,
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
2026,
the
Corporation
recognized
$
0.8
million
and
$
2.2
million,
respectively,
of
stock-based
compensation
expense
related
to
performance
units,
compared
to
$
0.8
million
and
$
2.1
million,
respectively,
for the same periods
in 2025. As of
September 30, 2026, there
was $
4.4
million of total unrecognized
compensation cost
related to unvested performance units that the Corporation expects to recognize over a weighted-average period of
1.9
years.
Shares withheld
During the
first nine
months of
2026, the
Corporation withheld
237,627
shares (2025
–
194,259
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
46
NOTE 10 –
STOCKHOLDERS’
EQUITY
Stock Repurchase Programs
On October
22, 2025,
the Corporation
announced that
its Board
of Directors
approved a
stock repurchase
program authorizing
the
repurchase of up
to $
200
million of its outstanding
common stock. Under
this program, the Corporation
repurchased
6,146,599
shares
of
common
stock
through
open
market
transactions
at
an average
price
of
$
24.40
,
for
a
total
cost
of
approximately
$
150.0
million
during the
first nine months
of 2026. As
of September
30, 2026,
the Corporation has
remaining authorization
of approximately
$
38.3
million, which it
expects to execute
through the end
of the fourth
quarter of 2026.
Furthermore, on October
21, 2026, the Corporation
announced that
its Board
of Directors
approved a
new stock
repurchase program,
under which
the Corporation
may repurchase
up to
an
additional
$
350
million
of
its
outstanding
common
stock,
which
it
expects
to
execute
throughout
2027,
subject
to
market
conditions. From October 1,
2026 through November 2, 2026,
the Corporation repurchased an
additional
1,547,760
shares of common
stock
at
an
average
price
of $
26.98
,
for
a
total
cost
of
approximately
$
41.8
million,
of which
1,417,860
shares
with a
total
cost
of
approximately $
38.3
million, completed the 2025 stock repurchase program.
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
Common Stock
The
following
table
shows
the
changes
in
shares
of
common
stock
outstanding
for
the
quarters
and
nine-month
periods
ended
September 30, 2026 and 2025:
Total
Number of Shares
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2026 2025 2026 2025
Common stock outstanding, beginning of period
152,674,406
161,507,795
156,618,996
163,868,877
Common stock repurchased
(1)
(1,744,357)
(2,386,504)
(6,384,226)
(5,353,068)
Common stock reissued under stock-based compensation plan
11,386
13,605
724,607
627,905
Restricted stock forfeited
(20,498)
-
(38,440)
(8,818)
Common stock outstanding, end of period
150,920,937
159,134,896
150,920,937
159,134,896
(1)
For the
quarter and
nine-month period
ended September
30, 2026
includes
655
and
237,627
shares, respectively,
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
30.4
million ($
0.20
per share)
and $
92.9
million ($
0.60
per share),
respectively,
compared to
$
28.7
million ($
0.18
per
share) and
$
87.4
million ($
0.54
per share), respectively,
for the same
periods in
2025. On
October 21, 2026
, the Corporation’s
Board
of Directors declared
a quarterly cash
dividend of $
0.25
per common share,
which represents an
increase of $
0.05
per common share,
or a
25
% increase, compared
to its most recent
quarterly dividend paid
on September 11,
2026. The dividend
is payable on
December
11, 2026
to
shareholders
of
record
at
the
close
of
business
on
November 27, 2026
.
The
Corporation
intends
to
continue
to
pay
quarterly
dividends
on
common
stock.
However,
the
Corporation’s
common
stock dividends,
including
the
declaration,
timing,
and
amount,
remain subject to consideration and approval by the Corporation’s
Board of Directors at the relevant times.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
47
Preferred Stock
The Corporation
has
50,000,000
authorized shares of
preferred stock with
a par value
of $
1.00
, subject to
certain terms. This
stock
may
be
issued
in
series
and
the
shares
of
each
series
have
such
rights
and
preferences
as
are
fixed
by
the
Corporation’s
Board
of
Directors
when
authorizing
the
issuance
of
that
particular
series
and
are
redeemable
at
the
Corporation’s
option.
No
shares
of
preferred stock were outstanding as of September 30, 2026 and December 31,
2025.
Treasury Stock
The following
table
shows the
changes
in
shares of
treasury
stock
for
the quarters
and
nine-month
periods
ended September
30,
2026 and 2025:
Total
Number of Shares
Quarter Ended Nine-Month Period Ended
September 30, September 30,
2026 2025 2026 2025
Treasury stock, beginning of period
70,988,710
62,155,321
67,044,120
59,794,239
Common stock repurchased
1,744,357
2,386,504
6,384,226
5,353,068
Common stock reissued under stock-based compensation plan
(11,386)
(13,605)
(724,607)
(627,905)
Restricted stock forfeited
20,498
-
38,440
8,818
Treasury stock, end of period
72,742,179
64,528,220
72,742,179
64,528,220
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
FirstBank’s
legal surplus
reserve, included
as part
of
retained
earnings
in
the
Corporation’s
consolidated
statements
of
financial
condition,
amounted
to
$
262.5
million
as
of
each
of
September 30, 2026 and December 31, 2025. There were
no
transfers to the legal surplus reserve during the first nine months of 2026.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
48
NOTE 11 – ACCUMULATED
OTHER COMPREHENSIVE LOSS
The following
table presents
the changes
in accumulated
other comprehensive
loss for
the quarters
and nine-month
periods ended
September 30, 2026 and 2025:
Changes in Accumulated Other Comprehensive
Loss by Component
(1)
Quarter Ended September 30,
Nine-Month Period Ended September
30,
2026 2025 2026 2025
(In thousands)
Net unrealized holding losses on available-for-sale
debt securities:
Beginning balance $
(368,839)
$
(442,072)
$
(354,940)
$
(567,338)
Other comprehensive (loss) income
(2)
(119,375)
48,834
(133,274)
174,100
Ending balance $
(488,214)
$
(393,238)
$
(488,214)
$
(393,238)
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
(In thousands)
Net periodic benefit, pension plans:
Interest cost
Other expenses
$
880
$
929
$
2,640
$
2,787
Expected return on plan assets
Other expenses
(992)
(998)
(2,976)
(2,994)
Net periodic benefit, pension plans
(112)
(69)
(336)
(207)
Net periodic cost, postretirement plan Other expenses
11
7
33
20
Net periodic benefit
$
(101)
$
(62)
$
(303)
$
(187)

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
For the quarter and nine-month period ended
September 30, 2026, the Corporation recorded
an income tax expense of $
19.2
million
and
$
68.7
million,
respectively,
compared
to
an
income
tax
expense
of
$
5.7
million
and
$
51.6
million,
respectively,
for
the
same
periods
in
2025.
The
increase
in
income
tax
expense
was
driven
by
the
aforementioned
one-time
reversal
of
approximately
$
16.6
million in valuation allowance
during the third quarter
of 2025 and higher
pre-tax income, partially offset
by a lower estimated annual
effective
tax rate
mostly related
to
a higher
proportion
of exempt
to taxable
income and
higher
than
previously
forecasted business
activities with
preferential tax
treatment under
the PR
Tax
Code.
For the
year,
the Corporation’s
annual effective
tax rate,
excluding
discrete items, was estimated at
20.5
% for the first nine months of 2026, compared to
22.2
% for the comparable period in 2025.
Income
tax
expense
attributable
to
Puerto
Rico
is
considered
domestic
for
Puerto
Rico
tax
purposes.
Income
tax
expense
also
includes
U.S.
federal
taxes,
as
well
as
USVI
and
state
income
taxes
in
Florida,
which
are
considered
foreign
for
Puerto
Rico
tax
purposes. As
a Puerto
Rico corporation,
FirstBank is
treated as
a foreign
corporation for
U.S. and
USVI income
tax purposes
and is
generally
subject
to
U.S.
and
USVI
income
tax
only
on
its
income
from
sources
within
the
U.S.
and
USVI
or
income
effectively
connected with
the conduct
of a trade
or business in
those jurisdictions.
Such tax paid
in the U.S.
and USVI is
also creditable
against
the
Corporation’s
Puerto
Rico
tax
liability,
subject
to
certain
conditions
and
limitations.
Income
generally
from
BVI
operations
is
considered
foreign-source
income
and
is
not
subject
to
taxation
in
that
jurisdiction.
For
the
quarter
and
nine-month
period
ended
September
30,
2026,
FirstBank
incurred
current
income
tax
expense
of
approximately
$
3.1
million
and
$
9.1
million,
respectively,
related to its U.S. operations, compared to $
3.2
million and $
8.6
million, for the comparable periods in 2025.
As of
September
30,
2026,
the Corporation
had
a net
deferred tax
asset of
$
135.0
million, net
of a
valuation
allowance of
$
88.3
million,
compared
to
a
net
deferred
tax
asset of
$
149.0
million,
net
of
a
valuation
allowance
of
$
75.0
million,
as of
December
31,
2025. The
net deferred
tax asset of
the Corporation’s
banking subsidiary,
FirstBank, amounted
to $
123.3
million as of
September 30,
2026,
net
of
a
valuation
allowance
of
$
86.5
million,
compared
to
a
net
deferred
tax
asset
of
$
134.8
million,
net
of
a
valuation
allowance
of $
72.2
million, as
of December
31, 2025.
The decrease
in the
net deferred
tax asset
was mainly
related
to the
usage of
alternative
minimum
tax
credits,
the
reversal
of
the
deferred
tax
asset
following
the
change
from
a
valuation
adjustment
to
a
permanent write-off
of a
commercial OREO
property in
the USVI
region, and
changes in
the ACL.
The Corporation
maintains a
full
valuation
allowance
for
its
deferred
tax
assets
associated
with
unrealized
losses
of
available-for-sale
debt
securities,
NOL
carryforwards corresponding to USVI and capital loss carryforwards.
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
2022
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
There
were
no
transfers
of
assets
and
liabilities
measured
at
fair
value
between
Level
1
and
Level
2
measurements
during
the
quarters and nine-month periods ended September 30, 2026 and
2025.
Assets and liabilities measured at fair value on a recurring basis are summarized below as of the indicated dates:
As of September 30, 2026 As of December 31, 2025
Fair Value Measurements Using
Fair Value Measurements Using
Level 1 Level 2 Level 3 Total Level 1 Level 2 Level 3 Total
(In thousands)
Assets:
Available-for-sale debt securities:
U.S. Treasury securities $
373,218
$
49,188
$
-
$
422,406
$
497,342
$
-
$
-
$
497,342
Noncallable U.S. agencies debt securities
-
141,358
-
141,358
-
336,849
-
336,849
Callable U.S. agencies debt securities
-
587,222
-
587,222
-
566,263
-
566,263
MBS
-
3,563,250
2,769
(1)
3,566,019
-
3,148,692
3,266
(1)
3,151,958
Puerto Rico government obligation
-
-
1,579
1,579
-
-
1,620
1,620
Other investments
-
-
100
100
-
-
-
-
Equity securities
4,790
-
-
4,790
5,024
-
-
5,024
Derivative assets
-
529
-
529
-
345
-
345
Liabilities:
Derivative liabilities
-
27
-
27
-
200
-
200
(1) Related to private label MBS.
The table
below presents
a reconciliation
of the
beginning and
ending balances
of all
assets measured
at fair
value on
a recurring
basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2026 and 2025:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2026 2025 2026 2025
Level 3 Instruments Only
Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
Securities Available
for Sale
(1)
(In thousands)
Beginning balance $
4,610
$
5,857
$
4,886
$
6,815
Total gains (losses):
Included in other comprehensive income (loss) (unrealized)
47
(72)
668
219
Included in earnings (unrealized)
(2)
1
(146)
(145)
(138)
Purchases
100
-
100
-
Principal repayments and other
(3)
(310)
(228)
(1,061)
(1,485)
Ending balance $
4,448
$
5,411
$
4,448
$
5,411
(1) Amounts mostly related to private label MBS.
(2)
Changes in unrealized gains (losses) included in earnings were recognized within provision for credit losses – expense
and relate to assets still held as of the reporting date.
(3)
For the quarter and nine-month period ended September 30, 2025 include
a $
0.5
million repayment of a matured debt security.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
51
The
tables
below
present
quantitative
information
for
significant
assets
measured
at
fair
value
on
a
recurring
basis
using
significant unobservable inputs (Level 3) as of the indicated dates:
September 30, 2026
Fair Value Valuation Technique Unobservable Input
Range
Weighted
Average
Minimum
Maximum
(Dollars in thousands)
Available-for-sale
debt securities:
Private label MBS
$
2,769
Discounted cash flows Discount rate
17.3%
17.3%
17.3%
Prepayment rate
0.1%
8.0%
2.1%
Projected cumulative loss rate
0.1%
29.8%
8.1%
Puerto Rico government obligation
$
1,579
Discounted cash flows Discount rate
11.0%
11.0%
11.0%
Projected cumulative loss rate
22.5%
22.5%
22.5%
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
52
For
the
quarters
and
nine-month
periods
ended
September
30,
2026
and
2025,
the
Corporation
recorded
losses
or
valuation
adjustments for assets recognized
at fair value on a
non-recurring basis and still held
at September 30, 2026
and 2025, as shown in the
following table:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2026 2025 2026 2025 2026 2025 2026 2025
(In thousands) Carrying Value Losses Carrying Value Losses
Level 2:
Loans held for sale (1) $
16,545
$
-
$
(371)
$
-
$
16,545
$
-
$
(371)
$
-
Level 3:
Loans receivable (2) $
9,202
$
250
$
(991)
$
(12)
$
9,931
$
9,214
$
(1,562)
$
(630)
OREO (3)
-
211
-
(1)
113
387
(6)
(5)
(1)
The Corporation derived the fair value of these loans based
on published secondary market prices of MBS with similar characteristics.
(2)
Consists mainly of
collateral dependent commercial
and construction
loans. The
Corporation generally measured
losses based
on the fair
value of the
collateral. The
Corporation derived
the fair values from
external appraisals that
took into consideration prices
in observed transactions
involving similar assets
in similar locations but
adjusted for specific characteristics
and
assumptions
of the
collateral
(e.g.,
absorption rates),
which are
not
market
observable.
There were
no
adjustments
applied on
appraisals
for the
quarter and
nine-month
period ended
September 30, 2026 and for the quarter ended September 30, 2025.
The adjustment applied to appraisals was
22
% for the nine-month period ended September 30, 2025.
(3)
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
16
% for the nine-month period ended September
30, 2026. For
the quarter and nine-month period ended September 30, 2025,
the adjustments applied on appraisals ranged from
3
% to
24
%.
See Note 19 –
“Fair Value,”
to the audited
consolidated financial statements
included in the
2025 Annual Report
on Form 10-K
for
qualitative
information
regarding
the
fair
value
measurements
for
Level
3
financial
instruments
measured
at
fair
value
on
a
nonrecurring basis.
The
following
tables
present
the
carrying
value,
estimated
fair
value
and
estimated
fair
value
level
of
the
hierarchy
of
financial
instruments as of the indicated dates:
Total Carrying Amount
in Statement of
Financial Condition as
of September 30, 2026
Fair Value Estimate as
of
September 30, 2026 Level 1 Level 2 Level 3
(In thousands)
Assets:
Cash and due from banks and money market investments (amortized cost)
$
462,714
$
462,714
$
462,714
$
-
$
-
Available-for-sale debt
securities (fair value)
4,718,684
4,718,684
373,218
4,341,018
4,448
Held-to-maturity debt securities:
Held-to-maturity debt securities (amortized cost)
217,748
Less: ACL on held-to-maturity debt securities
(356)
Held-to-maturity debt securities, net of ACL
$
217,392
207,866
-
145,495
62,371
Equity securities (amortized cost)
39,442
39,442
-
39,442
(1)
-
Other equity securities (fair value)
4,790
4,790
4,790
-
-
Loans held for sale (lower of cost or market)
16,545
16,545
-
16,545
-
Loans held for investment:
Loans held for investment (amortized cost)
13,364,500
Less: ACL for loans and finance leases
(241,673)
Loans held for investment, net of ACL
$
13,122,827
13,053,616
-
-
13,053,616
MSRs (amortized cost)
22,425
42,216
-
-
42,216
Derivative assets (fair value) (2)
529
529
-
529
-
Liabilities:
Deposits (amortized cost) $
16,918,636
$
16,904,976
$
-
$
16,904,976
$
-
Short-term securities sold under agreements to repurchase (amortized cost)
23,805
23,597
-
23,597
-
Long-term advances from the FHLB (amortized cost)
200,000
198,894
-
198,894
-
Derivative liabilities (fair value) (2)
27
27
-
27
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
FINANCIAL
STATEMENTS – (Continued)
54
NOTE 15 – REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue Recognition
In accordance with
ASC Topic
606, “Revenue from
Contracts with Customers” (“ASC
Topic
606”), revenues are
recognized when
control
of
promised
goods
or
services
is
transferred
to
customers
and
in
an
amount
that
reflects
the
consideration
to
which
the
Corporation expects to be
entitled in exchange for those
goods or services. At contract
inception, once the contract is
determined to be
within the
scope of
ASC Topic
606, the
Corporation assesses
the goods
or services
that are
promised within
each contract,
identifies
the
respective
performance
obligations,
and
assesses
whether
each
promised
good
or
service
is
distinct.
The
Corporation
then
recognizes
as revenue
the amount
of the
transaction price
that is
allocated to
the respective
performance obligation
when (or
as) the
performance obligation is satisfied.
Disaggregation of Revenue
The
following
tables
summarize
the
Corporation’s
revenue,
which
includes
net
interest
income
on
financial
instruments
that
is
outside of
ASC Topic
606 and
non-interest income,
disaggregated by
type of service
and business
segment for
the quarters
and nine-
month periods ended September 30, 2026 and 2025:
Quarter ended September 30, 2026
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
17,584
$
136,795
$
41,801
$
(5,348)
$
21,316
$
15,379
$
227,527
Service charges and fees on deposit accounts
-
7,377
1,596
-
148
718
9,839
Insurance commission income
-
2,787
-
-
23
74
2,884
Card and processing income
-
11,255
23
-
17
1,245
12,540
Other service charges and fees
45
1,855
134
-
732
153
2,919
Not in scope of ASC Topic
606
(1)
3,758
716
154
(173)
(19)
(28)
4,408
Total non-interest income
3,803
23,990
1,907
(173)
901
2,162
32,590
Total Revenue (Loss) $
21,387
$
160,785
$
43,708
$
(5,521)
$
22,217
$
17,541
$
260,117
Quarter ended September 30, 2025
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
17,636
$
147,907
$
44,076
$
(30,957)
$
22,517
$
16,737
$
217,916
Service charges and fees on deposit accounts
-
7,419
1,506
-
142
744
9,811
Insurance commission income
-
2,430
-
-
65
123
2,618
Card and processing income
-
10,347
221
-
23
1,091
11,682
Other service charges and fees
20
1,695
32
-
289
123
2,159
Not in scope of ASC Topic
606
(1)
3,395
439
139
33
479
39
4,524
Total non-interest income
3,415
22,330
1,898
33
998
2,120
30,794
Total Revenue (Loss) $
21,051
$
170,237
$
45,974
$
(30,924)
$
23,515
$
18,857
$
248,710

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
55
Nine-Month Period Ended September 30, 2026
Mortgage
Banking
Consumer
(Retail)
Banking
Commercial
and Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Net interest income (loss)
(1)
$
53,137
$
428,252
$
135,006
$
(53,509)
$
65,315
$
49,413
$
677,614
Service charges and fees on deposit accounts
-
22,209
4,732
-
460
2,255
29,656
Insurance commission income
-
11,531
-
-
83
328
11,942
Card and processing income
-
32,506
278
-
58
3,968
36,810
Other service charges and fees
125
5,598
639
-
2,130
449
8,941
Not in scope of ASC Topic
606
(1)
12,076
4,907
1,211
(118)
630
(48)
18,658
Total non-interest income
12,201
76,751
6,860
(118)
3,361
6,952
106,007
Total Revenue (Loss) $
65,338
$
505,003
$
141,866
$
(53,627)
$
68,676
$
56,365
$
783,621
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
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Quarter ended September 30, 2026:
Interest income $
33,682
$
102,758
$
64,177
$
41,024
$
40,942
$
8,262
$
290,845
Net (charge) credit for transfer of funds
(16,098)
74,034
(18,520)
(44,676)
(3,256)
8,516
-
Interest expense
-
(39,997)
(3,856)
(1,696)
(16,370)
(1,399)
(63,318)
Net interest income (loss)
17,584
136,795
41,801
(5,348)
21,316
15,379
227,527
Provision for credit losses - (benefit) expense
(498)
16,490
682
(1)
(2,024)
(16)
14,633
Non-interest income
3,803
23,990
1,907
(173)
901
2,162
32,590
Non-interest expenses:
Employees’ compensation and benefits
7,034
39,650
4,747
1,097
7,245
4,513
64,286
Occupancy and equipment
1,374
15,549
1,329
166
1,839
2,042
22,299
Business promotion
270
3,041
258
192
299
194
4,254
Professional fees
1,339
6,566
793
369
1,175
1,193
11,435
Taxes, other than income taxes
475
4,748
616
117
99
178
6,233
FDIC deposit insurance
398
697
678
-
247
136
2,156
Net (gain) loss on OREO operations
(889)
-
(42)
-
16
149
(766)
Credit and debit card processing expenses
-
8,529
15
-
3
910
9,457
Other non-interest expenses
(1)
802
5,046
292
206
738
3,784
10,868
Total non-interest expenses
10,803
83,826
8,686
2,147
11,661
13,099
130,222
Segment income (loss)
$
11,082
$
60,469
$
34,340
$
(7,667)
$
12,580
$
4,458
$
115,262
Average interest-earning assets $
2,232,233
$
3,924,716
$
3,850,074
$
5,299,261
$
2,680,382
$
477,100
$
18,463,766
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
-
2,931
1,033
Credit and debit card processing expenses
-
6,971
217
-
3
698
7,889
Other non-interest expenses
(1)
851
6,621
558
273
717
891
9,911
Total non-interest expenses
10,296
79,176
8,899
2,087
11,371
13,065
124,894
Segment income (loss)
$
12,792
$
72,781
$
36,347
$
(33,157)
$
12,103
$
5,357
$
106,223
Average interest-earning assets $
2,172,385
$
4,019,262
$
3,639,505
$
5,361,692
$
2,584,121
$
462,264
$
18,239,229

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
58
Mortgage
Banking
Consumer
(Retail) Banking
Commercial and
Corporate
Banking
Treasury and
Investments
United States
Operations
Virgin Islands
Operations Total
(In thousands)
Nine-Month Period Ended September 30, 2026
Interest income $
100,467
$
306,880
$
191,140
$
115,436
$
119,511
$
24,970
$
858,404
Net (charge) credit for transfer of funds
(47,330)
234,429
(44,658)
(163,267)
(7,745)
28,571
-
Interest expense
-
(113,057)
(11,476)
(5,678)
(46,451)
(4,128)
(180,790)
Net interest income (loss)
53,137
428,252
135,006
(53,509)
65,315
49,413
677,614
Provision for credit losses - expense (benefit)
(132)
50,171
(1,740)
145
(45)
840
49,239
Non-interest income
12,201
76,751
6,860
(118)
3,361
6,952
106,007
Non-interest expenses:
Employees’ compensation and benefits
20,954
118,282
14,704
3,446
21,832
13,806
193,024
Occupancy and equipment
4,093
45,862
4,066
514
5,555
6,380
66,470
Business promotion
759
8,674
802
546
935
528
12,244
Professional fees
4,573
21,956
2,754
1,180
3,415
3,585
37,463
Taxes, other than income taxes
1,444
13,976
1,919
352
283
514
18,488
FDIC deposit insurance
1,179
2,085
1,975
-
737
405
6,381
Net (gain) loss on OREO operations
(2,883)
-
(18)
-
23
333
(2,545)
Credit and debit processing expenses
-
22,605
220
-
8
2,465
25,298
Other non-interest expenses
(1)
2,427
15,965
1,015
653
2,171
5,597
27,828
Total non-interest expenses
32,546
249,405
27,437
6,691
34,959
33,613
384,651
Segment income (loss)
$
32,924
$
205,427
$
116,169
$
(60,463)
$
33,762
$
21,912
$
349,731
Average interest-earning assets $
2,217,243
$
3,946,120
$
3,781,681
$
5,276,127
$
2,634,604
$
479,050
$
18,334,825
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
$
18,463,766
$
18,239,229
$
18,334,825
$
18,274,913
Average non-interest-earning assets
(1)
811,803
789,563
818,336
783,834
Total consolidated average assets
$
19,275,569
$
19,028,792
$
19,153,161
$
19,058,747
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
NOTE 17 – SUPPLEMENTAL
STATEMENTS
OF CASH FLOWS INFORMATION
Supplemental statements of cash flows information is as follows for the indicated periods:
Nine-Month Period Ended September 30,
2026 2025
(In thousands)
Cash paid for:
Interest
$
182,814
$
189,966
Income tax
68,440
49,445
Operating cash flow from operating leases
13,663
13,297
Non-cash investing and financing activities:
Additions to OREO
4,817
3,583
Additions to auto and other repossessed assets
45,068
46,100
Capitalization of servicing assets
2,131
1,904
Loan securitizations
121,375
118,128
Loans held for sale transferred to held for investment
783
99
Payable related to unsettled purchases of investment securities
24,888
72,394
ROU assets obtained in exchange for operating lease liabilities, net of lease terminations
20,394
4,484
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
The regulatory capital position of the Corporation and FirstBank as of
September 30, 2026 and December 31, 2025 were as follows:
Regulatory Requirements
Actual For Capital Adequacy Purposes
To be Well
-Capitalized
Thresholds
Amount Ratio Amount Ratio Amount Ratio
(Dollars in thousands)
As of September 30, 2026
Total Capital (to Risk-Weighted
Assets)
First BanCorp.
$
2,463,214
18.16
% $
1,084,975
8.0
% N/A N/A
FirstBank
$
2,426,901
17.91
% $
1,084,138
8.0
% $
1,355,172
10.0
%
CET1 Capital (to Risk-Weighted Assets)
First BanCorp.
$
2,293,005
16.91
% $
610,298
4.5
% N/A N/A
FirstBank
$
2,156,821
15.92
% $
609,827
4.5
% $
880,862
6.5
%
Tier I Capital (to Risk-Weighted
Assets)
First BanCorp.
$
2,293,005
16.91
% $
813,731
6.0
% N/A N/A
FirstBank
$
2,256,821
16.65
% $
813,103
6.0
% $
1,084,138
8.0
%
Leverage ratio
First BanCorp.
$
2,293,005
11.71
% $
783,380
4.0
% N/A N/A
FirstBank
$
2,256,821
11.53
% $
783,036
4.0
% $
978,795
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

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
61
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
30, 2026,
commitments to
extend credit
amounted to
approximately $
2.2
billion, of
which $
0.8
billion relates
to retail
credit
card
loans,
compared
to
approximately
$
2.1
billion
and
$
0.8
billion,
respectively,
as
of
December
31,
2025.
In
addition,
commercial
and
financial
standby
letters
of
credit
amounted
to
approximately
$
74.5
million
as
of
September
30,
2026
and
$
53.7
million as of December 31, 2025.
Contingencies
As of September
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
On June
24, 2026,
a putative
class action,
Julia Molchonova
v.
FirstBank Puerto
Rico and
First BanCorp
, was
filed in
the United
States District
Court for
the Southern
District of
New York
(the “Court”).
The complaint
asserts claims
under the
federal Trafficking
Victims
Protection
Act
(“TVPA”)
and
the
New
York
City
Gender-Motivated
Violence
Protection
Act
(“GMVPA”)
arising
from
banking
services
allegedly
provided
to
Jeffrey
Epstein
and
certain
related
individuals
and
entities.
The
plaintiff
seeks
unspecified
compensatory and punitive
damages, injunctive
and declaratory relief,
fees and costs.
The complaint
alleges, among other
things, that
the Corporation
and FirstBank
knowingly facilitated,
participated in,
and financially
benefited from
Jeffrey
Epstein’s
sex-trafficking
venture by
providing banking
services to
Epstein and
related entities.
The Corporation
and FirstBank
deny the
allegations asserted
in
the complaint and are defending
the matter. On
September 25, 2026, the Court ruled on
the Corporation and FirstBank’s
July 30, 2026
motion
to
dismiss,
dismissing
the
TVPA
obstruction
liability
claim
but
allowing
the
TVPA
participation
liability
claim
and
the
GMVPA claim
to proceed. On October 20, 2026, the Court granted
class certification, allowing claims to proceed on behalf of a group
of individuals. These
rulings allow certain claims
to proceed but do
not constitute a finding
of liability or determine
the validity of
the
allegations
against
the
Corporation
and
FirstBank.
Given
the
current
stage
of
the
proceedings,
at
this
time,
management
cannot
reasonably predict
the ultimate
outcome and
any potential
loss, if
any.
Based on
information currently
available, management
is not
aware of
any related
regulatory investigation
or enforcement
action and
does not
currently anticipate
any material
adverse regulatory
consequences arising from this matter.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
62
NOTE 19 – FIRST BANCORP.
(HOLDING COMPANY
ONLY) FINANCIAL
INFORMATION
The following condensed
financial information presents
the financial position
of First BanCorp.
at the holding
company level only
as
of
September
30,
2026
and
December
31,
2025,
and
the
results
of
its
operations
for
the
quarters
and
nine-month
periods
ended
September 30, 2026 and 2025:
Statements of Financial Condition
As of September 30, As of December 31,
2026 2025
(In thousands)
Assets
Cash and due from banks (includes $
10,534
due from FirstBank as of September 30, 2026
and $
37,654
as of December 31, 2025)
$
11,280
$
38,401
Equity securities
2,400
1,950
Investment in FirstBank, at equity
1,828,958
1,898,022
Investment in FirstBank Insurance Agency, at equity
26,032
18,630
Dividends receivable
-
560
Deferred tax asset
(1)
10,809
13,246
Other assets
566
917
Total assets $
1,880,045
$
1,971,726
Liabilities and Stockholders’ Equity
Accounts payable and other liabilities
4,561
4,861
Stockholders’ equity
1,875,484
1,966,865
Total liabilities and stockholders’ equity $
1,880,045
$
1,971,726
(1)
Consists of deferred tax assets associated with NOL carryforwards, which the Corporation expects to realize under the election
established by Act 65-2025.

FIRST BANCORP.
NOTES TO CONSOLIDATED
FINANCIAL
STATEMENTS – (Continued)
63
Statements of Income
Quarter Ended
Nine-Month Period Ended
September 30, September 30,
2026 2025 2026 2025
(In thousands)
Income
Interest income on interest-bearing cash balances
due from FirstBank
$
323
$
914
$
1,213
$
1,101
Dividend income from banking subsidiaries
80,557
79,279
220,786
269,174
Other income
-
-
-
36
Total income
80,880
80,193
221,999
270,311
Expense
Interest expense on long-term borrowings
-
-
-
1,156
Other non-interest expenses
499
407
1,499
1,348
Total expense
499
407
1,499
2,504
Income before income taxes and equity in undistributed
earnings of subsidiaries
80,381
79,786
220,500
267,807
Income tax expense (benefit)
(1)
380
(15,592)
2,437
(15,591)
Equity in undistributed earnings of subsidiaries
(distributions in excess of earnings)
16,114
5,148
62,984
(25,633)
Net income $
96,115
$
100,526
$
281,047
$
257,765
Other comprehensive (loss) income, net of tax
(119,375)
48,834
(133,274)
174,100
Comprehensive (loss) income $
(23,260)
$
149,360
$
147,773
$
431,865
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
EXECUTIVE SUMMARY
First BanCorp. is
a diversified financial
holding company headquartered
in San Juan, Puerto
Rico, offering a
full range of financial
products to
consumers and
commercial customers
through various
subsidiaries. First
BanCorp.
is the
holding company
of FirstBank
Puerto
Rico
(“FirstBank”
or the
“Bank”)
and
FirstBank
Insurance
Agency.
Through
its wholly
-owned
subsidiaries,
the Corporation
operates
in
Puerto
Rico,
the
United
States
Virgin
Islands
(“USVI”),
the
British
Virgin
Islands
(“BVI”),
and
the
state
of
Florida,
concentrating on
commercial banking,
residential mortgage loans,
credit cards, personal
loans, small loans,
auto loans and
leases, and
insurance agency activities.
Recent Developments
Economy and Market Update
Economic
conditions
in
Puerto
Rico
remained
stable
throughout
the
third
quarter
of
2026,
supported
by
ongoing
reconstruction
activity
and
encouraging
reshoring
trends.
Puerto
Rico’s
unemployment
rate
stood
at
approximately
6.2%
in
September
2026,
compared with 5.8% in June 2026. Despite the increase in the unemployment rate, employment levels remained relatively stable.
In
the
United
States,
economic
activity
remained
resilient
during
the
third
quarter
of
2026,
although
labor
market
conditions
continued
to
moderate.
The
U.S.
unemployment
rate
was
4.2%
in
September
2026,
flat
when
compared
to
June
2026.
Inflation
remained
elevated,
with
Consumer
Price
Index
increasing
3.7%
year-over-year
in
September
2026,
compared
with
3.4%
in
August
2026.
On September 16, 2026, the Federal Reserve (the “FED”) increased the federal funds target range by 25 basis points (“bps”) to a
range
of 3.75%
to 4.00%,
noting that
economic
activity was
expanding
at a
solid pace
while inflation
remained
elevated. The
FED
indicated that
the action
was intended
to support
a timelier
return of
inflation to
its 2%
objective. The
most recent
FED meeting
was
held
on
October
28,
2026
and
resulted
in
no
additional
increases
to
the
federal
funds
target
range
despite
continued
inflationary
pressures. The FED continues to evaluate economic readings in order to determine if additional rate increases are merited.
Against
this
economic
backdrop,
the
Corporation
concluded
the
third
quarter
with
another
quarter
of
strong
core
performance,
supported by
healthy balance
sheet trends,
stable credit
quality and
continued profitability.
Loan growth
was broad-based
across the
Corporation’s
markets,
particularly
in the
commercial
segment, with
total loans
increasing at
a 3.3%
annualized
linked-quarter rate,
while core
deposits increased
at a
3.6% annualized
linked-quarter rate.
Management continues
to see
a strong
year-end loan
pipeline
and remains focused on selective growth, maintaining
strong profitability and driving operating leverage.
Looking ahead, management
expects net
interest margin
to remain
relatively stable
in the
fourth quarter
of 2026,
as the benefits
from loan
and securities
repricing
and reinvestment are
expected to help offset
continued funding cost
pressures. The Corporation’s
strong balance sheet
and disciplined
approach
to
growth
and
risk
management
position
it
well
to
navigate
the
evolving
economic
and
interest
rate
environment
while
continuing to capitalize on opportunities across its markets.
Capital Deployment Actions
In the
third quarter
of 2026,
the Corporation
delivered approximately
$80.4 million
in the
form of
capital deployment
actions that
included $50.0 million in repurchases of common stock and $30.4 million in common stock dividends declared.
From October
1, 2026
through November
2, 2026,
the Corporation
repurchased an
additional 1.5
million shares
of common
stock
for a total cost of approximately $41.8 million, of
which 1.4 million shares with a total cost of approximately
$38.3 million, completed
the 2025 stock repurchase program.

On October
21, 2026,
the Corporation’s
Board of
Directors declared
a quarterly
cash dividend
of $0.25
per common
share, which
represents
an
increase
of
$0.05
per
common
share,
or
a
25%
increase,
compared
to
its
most
recent
quarterly
dividend
paid
on
September 11,
2026. The
dividend is
payable on
December 11,
2026 to
shareholders of
record at
the close
of business
on November
27, 2026.
On
October
21,
2026,
the
Corporation
announced
that
its
Board
of
Directors
approved
a
new
stock
repurchase
program,
under
which the Corporation
may repurchase
up to an
additional $350
million of its
outstanding common
stock, which it
expects to execute
throughout 2027, subject to market conditions.
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
September
30,
2026,
the
Corporation
had
net
income
of
$96.1
million
($0.63
per
diluted
common
share)
and
$281.0
million
($1.82
per
diluted
common
share),
respectively,
compared
to
$100.5
million
($0.63
per
diluted common share)
and $257.8 million
($1.59 per diluted common
share),
respectively,
for the comparable
periods in 2025.
Other
relevant selected financial indicators for the periods presented are included below:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2026 2025 2026 2025
Key Performance Indicators:
(1)
Return on Average Assets
(2)
1.98% 2.10% 1.96% 1.81%
Return on Average Common Equity
(3)
19.46 21.36 18.96 19.07
Efficiency Ratio
(4)
50.06 50.22 49.09 49.92
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
September
30,
2026,
compared
to
the
third
quarter of 2025, include the following:
●
Net interest income
increased by $9.6
million to $227.5
million for the
third quarter of 2026,
compared to $217.9
million for
the
third
quarter
of
2025.
Net
interest
margin
for
the
third
quarter
of
2026
increased
by
16
bps
to
4.73%,
driven
by
the
deployment
of cash
flows from
lower-yielding
investment securities
to higher-yielding
assets, and
a decrease
in the
cost of
interest-bearing
liabilities due
to the
effect
of lower
interest rates
on deposits
and
repayments of
borrowings.
These factors
were partially
offset by
the downward repricing
of variable-rate commercial
loans. See “Results
of Operations
– Net Interest
Income” below for additional information.
●
The provision
for credit
losses on loans,
finance leases,
unfunded loan
commitments and
debt securities
for the third
quarter
of
2026
decreased
by
$3.0
million
to
$14.6
million,
primarily
reflecting
a
$2.6
million
reduction
in
the
provision
for
consumer
loans
and
finance
leases due
to
lower
net
charge-offs
and
delinquency
levels,
partially
offset
by
a
lower
benefit
from
improvements
in
the
projection
of
the
unemployment
rate,
as
well
as
a
$1.1
million
reduction
in
the
provision
for
commercial
and
construction
loans,
mainly
due
to
higher
provision
in
the
third
quarter
of
2025
related
to
commercial
and
industrial (“C&I”) loan growth.
Net charge-offs
decreased by $1.7
million to $18.2
million, or an
annualized 0.55% of
average loans,
for the third
quarter of
2026,
compared to
$19.9 million,
or an
annualized 0.62%
of average
loans, for
the same
period in
2025, mostly
reflecting a
$2.4 million reduction in consumer
loans and finance leases net charge
-offs across all major portfolio
classes. See “Results of
Operations – Provision for Credit Losses” and “Risk Management”
below for analyses of the ACL and non-performing assets
and related ratios.
●
Non-interest
income
increased
by
$1.8
million
to
$32.6
million
for
the
third
quarter
of
2026,
primarily
reflecting
a
$0.9
million
increase
in
card
and
processing
income
from
higher transactional
volumes
and
a
$0.4
million
increase
in
revenues
from
mortgage
banking
activities
from
higher
realized
gains
of
residential
mortgage
loans
in
the
secondary
market.
See
“Results of Operations – Non-Interest Income” below for additional information.

●
Non-interest
expenses
increased
by
$5.3
million
to
$130.2
million
for
the
third
quarter
of
2026.
Excluding
a
$2.3
million
benefit
in
payroll
taxes
related
to
the
employee
retention
credit
(“ERC”),
non-interest
expenses
increased
by
$3.0
million,
including a $2.2
million increase in
employees’ compensation
and benefits expenses,
driven by annual
salary merit increases
and
the
filling
of
previously
vacant
positions.
See
“Results
of
Operations
–
Non-Interest
Expenses”
below
for
additional
information.
●
Income
tax
expense
increased
by
$13.5
million
to
$19.2
million
for
the
third
quarter
of 2026
,
primarily
reflecting
a
$16.6
million
one-time
reversal
in
the
third
quarter
of
2025
of
a
valuation
allowance
on
deferred
tax
assets
primarily
associated
with net operating
loss (“NOL”) carryforwards
at the holding
company level and
higher pre-tax
income, partially offset
by a
lower estimated
annual effective
tax rate.
The Corporation’s
annual effective
tax rate,
excluding discrete
items, decreased
to
20.5% from
22.2% primarily
due to
a higher
proportion of
exempt to
taxable income
and higher
than previously
forecasted
business activities with preferential tax treatment under
the Puerto Rico Internal Revenue Code of 2011,
as amended (the “PR
Tax
Code”).
See “Income
Taxes”
below
and Note
13 –
“Income
Taxes”
to the
unaudited consolidated
financial
statements
herein for additional information.
●
As of
September 30,
2026, total
assets were
approximately
$19.3 billion,
an increase
of $117.4
million from
December 31,
2025,
primarily
reflecting
growth
in
commercial
loans
and
investment
securities
supported
by
deposit
growth
and
the
deployment
of
cash,
partially
offset
by
cash
outflows
resulting
from
capital
deployment
actions
and
net
repayments
of
borrowings.
●
As of September
30, 2026, total
liabilities were $17.4
billion, an increase
of $208.8 million
from December 31,
2025, driven
by
a
$297.2
million
increase
in
core
deposits,
partially
offset
by
net
repayments
of
borrowings.
See
“Risk
Management
–
Liquidity Risk” below for additional information about the Corporation’s funding sources and strategy.
●
As of
September
30,
2026,
the Corporation’s
total
stockholders’
equity
was $1.9
billion,
a
decrease
of
$91.4
million
from
December
31, 2025,
driven
by $150.0
million
in common
stock repurchases,
a $133.3
million
decrease
in the
fair value
of
available-for-sale
debt
securities,
and
$92.9
million,
or
$0.60
per
common
share,
in
common
stock
dividends
declared,
partially offset by
net income generated
in the first nine
months of 2026.
The Corporation’s
CET1 capital, tier
1 capital, total
capital, and leverage ratios
were 16.91%, 16.91%, 18.16%,
and 11.71%, respectively,
as of September 30, 2026,
compared to
CET1
capital,
tier
1
capital,
total capital,
and
leverage
ratios of
16.76%,
16.76%,
18.01%,
and
11.58%,
respectively,
as of
December 31, 2025. See “Risk Management – Capital” below for additional information.
●
Total
loan
production,
including
purchases,
refinancings,
renewals,
and
draws
from
existing
revolving
and
non-revolving
commitments, increased by
$108.2 million to $1.5
billion for the quarter
ended September 30, 2026,
as compared to the third
quarter
of 2025,
primarily
driven by
an
increase
in commercial
and
construction
loans. See
“Results of
Operations
– Loan
Production”
below for additional information.
●
Total
non-performing
assets
remained
flat
at
$114.1
million
as
of
September
30,
2026,
compared
to
December
31,
2025,
reflecting
decreases
of
$1.9
million
in
the
other
real
estate
owned
(“OREO”)
portfolio
balance
and
$1.7
million
in
other
repossessed property resulting from sales of repossessed automobiles, partially offset by a $3.6 million increase
in nonaccrual
loans. The
increase in
nonaccrual loans
primarily reflected
the migration
of a
$14.8 million
C&I relationship
in the
Florida
region to
nonaccrual status
during the
second quarter
of 2026,
which was
largely offset
by repayments
on a
C&I loan
in the
Puerto
Rico
region
in
the
food
retail
industry
and
decreases
in
nonaccrual
residential
mortgage
loans
and
nonaccrual
consumer
loans, mainly
in auto
loans. See
“Risk Management
– Nonaccrual
Loans
and Non-Performing
Assets” below
for
additional information.
●
Adversely classified
commercial and
construction loans
were $103.0
million as of
September 30,
2026, an
increase of
$21.6
million
from
December
31,
2025,
primarily
reflecting
the
downgrades
and
migration
to
nonaccrual
status
of
the
aforementioned $14.8 million
C&I relationship in
the Florida region and
a $13.1 million
participated C&I loan
in the Florida
region that is part of the Shared National Credit (“SNC”) program.

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

Adjusted Net Income,
Adjusted Non-Interest Expenses,
Adjusted Income Tax
Expense, and Adjusted Earnings Per Share
To
supplement the
Corporation’s
financial statements
presented in
accordance with
GAAP,
the Corporation
uses, and believes
that
investors
benefit
from
disclosure
of,
non-GAAP
financial
measures
that
reflect
adjustments
to
net
income,
non-interest
expenses,
income
tax
expense,
and
earnings
per
share
to
exclude
items
that
management
believes
are
not
reflective
of
core
operating
performance
(“Special
Items”). The
financial results
for the
third quarter
of 2026
did not
include any
significant Special
Items. The
financial results
for the
nine-month
period ended
September 30,
2026, and
for the
quarter and
nine-month
periods ended
September
30, 2025, included the following Special Items:
Nine-Month Period Ended September 30, 2026
Federal Deposit Insurance Corporation (“FDIC”) Special Assessment Reversal
-
A benefit
of $0.1
million ($57
thousand after-tax,
calculated based
on the
statutory tax
rate of
37.5%) was
recorded for
the
nine-month
period
ended
September
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
The following
table shows
net income,
for the
third quarter
of 2026,
and reconciles,
for the
third quarter
of 2025
and nine-month
periods
ended
September
30,
2026
and
2025,
net
income
to
adjusted
net
income
and
adjusted
earnings
per
share,
which
are
non-
GAAP financial measures
that exclude the Special Items identified above:
Quarter Ended September 30,
Nine-Month Period Ended
September 30,
2026 2025 2026 2025
(In thousands)
Net income, as reported (GAAP) $ 96,115 $ 100,526 $ 281,047 $ 257,765
Adjustments:
Employee retention credit - (2,358) - (2,358)
FDIC special assessment reversal - - (92) -
Income tax impact related to the enactment of Act 65-2025 - (16,553) - (16,553)
Income tax impact of adjustment
(1)
- - 35 -
Adjusted net income (non-GAAP) $ 96,115 $ 81,615 $ 280,990 $ 238,854
Weighted-average diluted shares outstanding 151,950 160,087 154,056 161,770
Earnings per share - diluted (GAAP) $ 0.63 $ 0.63 $ 1.82 $ 1.59
Adjusted earnings per share - diluted (non-GAAP) $ 0.63 $ 0.51 $ 1.82 $ 1.48
(1)
See “Adjusted Net Income, Adjusted Non-Interest Expenses,
Adjusted Income Tax Expense,
and Adjusted Earnings Per Share” above for the individual tax impact related to the above
adjustment, which was based on the Puerto Rico statutory tax rate of 37.5%.

RESULTS
OF OPERATIONS
Net Interest Income
Net interest
income is
the excess of
interest earned
by First
BanCorp. on
its interest-earning
assets over
the interest
incurred on its
interest-bearing
liabilities.
First
BanCorp.’s
net
interest
income
is
subject
to
interest
rate
risk
due
to
the
repricing
and
maturity
mismatch
of
the
Corporation’s
assets
and
liabilities.
In
addition,
variable
sources
of
interest
income,
such
as
loan
fees,
periodic
dividends, and
collection of
interest on
nonaccrual loans,
can fluctuate
from period
to period.
Net interest
income for
the quarter
and
nine-month
period ended
September 30,
2026 was
$227.5 million
and $677.6
million, respectively,
compared to
$217.9 million
and
$646.2
million
for
the
comparable
periods
in
2025,
respectively.
On
a
tax-equivalent
basis,
net
interest
income
for
the
quarter
and
nine-month
period ended
September 30,
2026 was
$241.9 million
and $718.1
million, respectively,
compared to
$226.2 million
and
$667.8 million for the comparable periods
in 2025, respectively.
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
Part I
Average volume Interest income (1)
/ expense
Average rate (1)
Quarter ended September 30, 2026 2025 2026 2025 2026 2025
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 522,173 $ 871,290 $ 4,904 $ 9,695 3.73% 4.41%
Government obligations
(2)
1,316,809 1,838,314 11,880 9,779 3.58% 2.11%
Mortgage-backed securities (“MBS”) 3,943,328 3,281,983 33,800 18,801 3.40% 2.27%
Federal Home Loan Bank (“FHLB”) stock 21,322 25,777 374 495 6.96% 7.62%
Other investments 23,198 20,362 143 123 2.45% 2.40%
Total investments
(3)
5,826,830 6,037,726 51,101 38,893 3.48% 2.56%
Residential mortgage loans 2,941,226 2,873,549 43,403 42,203 5.85% 5.83%
Construction loans 210,168 250,280 5,295 6,058 10.00% 9.60%
C&I and commercial mortgage loans 6,464,509 6,014,997 108,758 104,631 6.67% 6.90%
Consumer loans and finance leases 3,648,193 3,737,413 96,659 99,202 10.51% 10.53%
Total loans
(4)(5)
13,264,096 12,876,239 254,115 252,094 7.60% 7.77%
Total interest-earning assets $ 19,090,926 $ 18,913,965 $ 305,216 $ 290,987 6.34% 6.10%
Tax-equivalent adjustment (14,371) (8,244)
Interest income - GAAP $ 290,845 $ 282,743 6.04% 5.93%
Interest-bearing liabilities:
Time deposits $ 3,692,961 $ 3,352,163 $ 30,622 $ 28,590 3.29% 3.38%
Brokered certificates of deposit (“CDs”) 626,673 581,946 6,422 6,414 4.07% 4.37%
Other interest-bearing deposits 7,126,862 7,421,017 23,972 26,341 1.33% 1.41%
Advances from the FHLB 200,000 313,152 2,155 3,472 4.27% 4.40%
Other borrowings 14,405 857 147 10 4.05% 4.63%
Total interest-bearing liabilities $ 11,660,901 $ 11,669,135 $ 63,318 $ 64,827 2.15% 2.20%
Net interest income/margin - non-GAAP
(1)
$ 241,898 $ 226,160 5.03% 4.74%
Net interest income/margin - GAAP $ 227,527 $ 217,916 4.73% 4.57%
Net interest spread - non-GAAP
(1)
4.19% 3.90%
Net interest spread - GAAP 3.89% 3.73%

Part I
Average volume Interest income (1)
/ expense
Average rate (1)
Nine-Month Period Ended September 30,
2026
2025
2026
2025
2026 2025
(Dollars in thousands)
Interest-earning assets:
Money market and other short-term investments $ 559,790 $ 1,016,762 $ 15,503 $ 33,797 3.70% 4.44%
Government obligations
(2)
1,388,552 1,882,541 38,282 24,268 3.69% 1.72%
MBS 3,807,384 3,293,288 91,625 54,277 3.22% 2.20%
FHLB stock 22,631 28,159 1,295 1,930 7.65% 9.16%
Other investments 22,207 20,289 419 544 2.52% 3.58%
Total investments
(3)
5,800,564 6,241,039 147,124 114,816 3.39% 2.46%
Residential mortgage loans 2,925,951 2,856,813 130,348 125,361 5.96% 5.87%
Construction loans 216,134 242,893 15,865 17,493 9.81% 9.63%
C&I and commercial mortgage loans 6,332,261 5,905,687 317,108 305,145 6.70% 6.91%
Consumer loans and finance leases 3,663,019 3,746,016 288,476 296,803 10.53% 10.59%
Total loans
(4)(5)
13,137,365 12,751,409 751,797 744,802 7.65% 7.81%
Total interest-earning assets
- non-GAAP
(1)
$ 18,937,929 $ 18,992,448 $ 898,921 $ 859,618 6.35% 6.05%
Tax-equivalent adjustment (40,517) (21,620)
Interest income - GAAP $ 858,404 $ 837,998 6.06% 5.90%
Interest-bearing liabilities:
Time deposits $ 3,578,461 $ 3,198,226 $ 88,279 $ 80,805 3.30% 3.38%
Brokered CDs 570,644 518,195 17,595 17,366 4.12% 4.48%
Other interest-bearing deposits 7,093,393 7,591,571 67,266 80,309 1.27% 1.41%
Advances from the FHLB 234,176 366,703 7,503 12,180 4.28% 4.44%
Other borrowings 4,855 21,199 147 1,166 4.05% 7.35%
Total interest-bearing liabilities
- GAAP
$ 11,481,529 $ 11,695,894 $ 180,790 $ 191,826 2.11% 2.19%
Net interest income / margin - non-GAAP
(1)
$ 718,131 $ 667,792 5.07% 4.70%
Net interest income / margin - GAAP $ 677,614 $ 646,172 4.78% 4.55%
Net interest spread - non-GAAP
(1)
4.24% 3.86%
Net interest spread - GAAP 3.95% 3.71%
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
(4)
Average loan balances include
the average of nonaccrual loans.
(5)
Interest income on
loans includes $3.9
million and $3.8
million for the
quarters ended September
30, 2026 and
2025, respectively,
and $11.6
million and $12.9
million for the
nine-month
periods ended September 30, 2026 and 2025, respectively,
of income from prepayment penalties and late fees related to the Corporation’s loan portfolio.

Part II Quarter Ended September 30, Nine-Month Period Ended September 30,
2026 Compared to 2025 2026 Compared to 2025
Variance due to: Variance due to:
Volume Rate Total Volume Rate Total
(In thousands)
Interest income on interest-earning assets:
Money market and other short-term investments $ (3,456) $ (1,335) $ (4,791) $ (13,364) $ (4,930) $ (18,294)
Government obligations (3,700) 5,801 2,101 (10,040) 24,054 14,014
MBS 4,331 10,668 14,999 9,462 27,886 37,348
FHLB stock (81) (40) (121) (345) (290) (635)
Other investments 17 3 20 44 (169) (125)
Total investments (2,889) 15,097 12,208 (14,243) 46,551 32,308
Residential mortgage loans 999 201 1,200 3,065 1,922 4,987
Construction loans (986) 223 (763) (1,950) 322 (1,628)
C&I and commercial mortgage loans 7,645 (3,518) 4,127 21,746 (9,783) 11,963
Consumer loans and finance leases (2,546) 3 (2,543) (7,924) (403) (8,327)
Total loans 5,112 (3,091) 2,021 14,937 (7,942) 6,995
Total interest income $ 2,223 $ 12,006 $ 14,229 $ 694 $ 38,609 $ 39,303
Interest expense on interest-bearing liabilities:
Time deposits $ 2,852 $ (820) $ 2,032 $ 9,508 $ (2,034) $ 7,474
Brokered CDs 472 (464) 8 1,692 (1,463) 229
Other interest-bearing deposits (1,262) (1,107) (2,369) (6,727) (6,316) (13,043)
Advances from the FHLB (1,222) (95) (1,317) (4,260) (417) (4,677)
Other borrowings 137 - 137 (1,019) - (1,019)
Total interest expense 977 (2,486) (1,509) (806) (10,230) (11,036)
Change in net interest income $ 1,246 $ 14,492 $ 15,738 $ 1,500 $ 48,839 $ 50,339

Net
interest
income
amounted
to
$227.5
million
for
the
third
quarter
of
2026
and
$677.6
million
for
the
nine-month
period
ended
September
30, 2026,
increases of
$9.6 million
and $31.4
million,
respectively,
compared to
the corresponding
periods in
2025. The
increases in net interest income consisted of:
●
Higher interest income on interest-earning assets of $8.1 million and $20.4 million, respectively, consisting
of:
o
A net
increase in
interest income
on investment
securities and
interest-bearing
cash balances
of $7.4
million and
$17.2
million, respectively,
primarily driven by:
-
An
increase
in
interest
income
on
debt
securities
of
$12.3
million
and
$36.2
million,
respectively,
mainly
due
to
yield
improvements
of
88
bps
and
92
bps,
resulting
from
purchases
of
higher-yielding
available-for-sale
debt
securities replacing maturities of lower-yielding debt
securities.
Partially offset by:
-
A decrease
in
interest income
from
interest-bearing
cash balances
of
$4.8 million
and $18.3
million,
respectively,
primarily
reflecting
$3.5
million
and
$13.4
million
from
reductions
in
average
balances
of
$349.1
million
and
$457.0 million, respectively,
primarily cash maintained
at the FED, with
the remainder attributable
to a reduction of
the federal funds rate.
o
An increase in interest income on loans of $0.7 million and $3.2 million, respectively
,
a net effect of:
- A
net
increase
in
interest
income
on
commercial
and
construction
loans
of
$2.1
million
and
$6.5
million,
respectively,
reflecting $6.7
million
and $19.9
million from
higher average
balances of
$409.4 million
and $399.8
million, respectively,
partially offset by $4.6 million
and $13.4 million from the downward
repricing of variable-rate
loans due to lower interest rates.
As of September
30, 2026, approximately
49% of the
Corporation’s
commercial and construction
loans were tied
to
variable rates, including
30% to Secured Overnight
Financing Rate (“SOFR”) of 3
months or less, 11%
to the Prime
rate index, and
8% to other indexes.
Compared to the corresponding
periods in 2025,
the average one-month
SOFR,
three-month SOFR and
Prime rate index
decreased 56 bps,
37 bps and
67 bps, respectively,
during the
third quarter
of 2026, and 63 bps, 54 bps and 72 bps, respectively,
during the first nine months of 2026.
-
An increase
in interest
income on
residential mortgage
loans of
$1.2 million
and $5.0
million, respectively,
mainly
due to higher average balances.
Partially offset by:
-
A decrease
in interest
income on
consumer loans
and finance
leases of
$2.6 million
and $8.3
million, respectively,
primarily due to lower average balances.
●
Lower interest expense on interest-bearing liabilities of $1.5 million and $11.0 million, respectively,
consisting of:
o
A
decrease
in
interest
expense
on
borrowings
of
$1.2
million
and
$5.7
million,
respectively,
primarily
due
to
lower
average balances of FHLB advances.
o
A
net decrease
in interest
expense on
interest-bearing deposits
of $0.3
million and
$5.3 million,
respectively,
primarily
driven by:
- A
decrease in
interest expense
on interest-bearing
checking and
saving accounts
of $2.4
million and
$13.0 million,
respectively,
reflecting lower average
balances and interest
rates paid. The
average cost decreased
8 bps and
14 bps
to
1.33%
and
1.27%,
respectively,
mainly
due
to
a
decrease
in
the
cost
of
government
deposits.
Excluding
government deposits,
the average
cost decreased
to 0.69%
and 0.67%,
respectively,
from 0.72%
and 0.73%
for the
corresponding periods in 2025.
Partially offset by:
-
An
increase
in
interest
expense
on
non-brokered
time
deposits
of
$2.0
million
and
$7.5
million,
respectively,
primarily
reflecting
$2.8
million
and
$9.5
million
from
higher
average
balances
of
$340.8
million
and
$380.2
million, respectively,
partially offset by lower rates paid on new issuances and renewals
.

Net interest margin
increased 16
bps to 4.73%
for the third
quarter of
2026 and 23
bps to 4.78%
for the first
nine months
of 2026,
compared
to 4.57%
and 4.55%,
respectively,
for the
corresponding
periods in
2025. The
increases
in the
net interest
margin
mostly
reflected the
deployment of
cash flows
from lower-yielding
investment securities
to higher-yielding
assets, and a
decrease in
the cost
of interest-bearing
liabilities due to
the effect
of lower interest
rates on deposits
and repayments
of borrowings,
partially offset
by the
downward repricing of variable-rate commercial loans.
Provision for Credit Losses
The provision
for credit
losses consists of
provisions for
credit losses on
loans and
finance leases,
unfunded loan
commitments, as
well as the debt securities portfolio. The principal changes in the provision for credit losses by main categories follow:
Provision for credit losses for
loans and finance leases
The
provision
for
credit
losses
for
loans
and
finance
leases
was
$14.9
million
for
the
third
quarter
of
2026,
compared
to
$18.3
million
for
the
same
period
in
2025.
The
$3.4
million
decrease
primarily
reflected
a
$2.6
million
reduction
in
the
provision
for
consumer
loans and
finance
leases, driven
by lower
net charge
-offs
and
delinquency
levels, partially
offset
by a
lower benefit
from
improvements
in
the projection
of the
unemployment
rate. The
decrease
also
reflected
a $1.1
million
reduction
in the
provision
for
commercial and
construction loans,
from $1.6
million in the
third quarter
of 2025 to
$0.5 million
in the third
quarter of
2026, mainly
due to C&I loan growth in the third quarter of 2025.
The provision
for credit losses
for loans
and finance leases
was $48.0
million for the
first nine months
of 2026, compared
to $63.5
million for the same period
in 2025. The $15.5 million decrease
primarily reflected an $8.8 million
favorable variance in the provision
for
commercial
and
construction
loans,
from
an
expense
of
$8.0
million
in
the
first
nine
months
of
2025
to
a
net
benefit
of
$0.8
million
in
the
first
nine
months
of
2026.
The
expense
recorded
during
the
first
nine
months
of
2025
was
mainly
due
to
C&I
loan
growth,
a
deterioration
in
the
economic
outlook
of
the
commercial
real
estate
(“CRE”)
property
performance
and
forecasted
CRE
price
index, and
updated historical
prepayment
experience. The
decrease also
reflected
a $6.8
million
reduction in
the provision
for
consumer loans and finance leases,
driven by lower net charge-offs,
after considering the impact of $2.4
million in recoveries from the
bulk sale
of fully
charged-off
consumer loans
and finance
leases that
took place
in the
first quarter
of 2025,
and the
aforementioned
factors.
Provision for credit losses for
unfunded loan commitments and debt securities
The
provision
for
credit losses
for
unfunded
commercial
and
construction
loan
commitments and
standby
letters of
credit for
the
third quarter and first
nine months of 2026
was a net benefit of
$0.1 million and an
expense of $1.5 million,
respectively, compared
to
a net benefit
of $0.8 million
and $0.5 million,
respectively,
for the same
periods in 2025.
The provision expense
recorded for the
first
nine months of 2026 was driven by renewals of existing C&I lines of credit.
The provision
for credit
losses for
held-to-maturity and
available-for-sale debt
securities for
the third quarter
and first nine
months
of 2026
was a
net benefit
of $0.1
million and
$0.2 million,
respectively,
compared to
an expense
of $79
thousand and
$34 thousand,
respectively, for the
same periods in 2025.

Non-Interest Income
Non-interest
income
amounted
to
$32.6
million
for
the
third
quarter
of
2026,
compared
to
$30.8
million
for
the
same
period
in
2025.
The $1.8 million increase in non-interest income was primarily due to:
●
A $0.9 million increase in card and processing income mainly due to higher transactional volumes.
●
A $0.4 million
increase in revenues
from mortgage
banking activities, driven
by an increase
in the net
realized gain
on sales
of
residential
mortgage
loans
in
the
secondary
market.
For
the
quarters
ended
September
30,
2026
and
2025,
net
realized
gains
of
$1.9
million
and
$1.6
million,
respectively,
were
recognized
as
a
result
of
Government
National
Mortgage
Association
(“GNMA”)
securitization
transactions
and
whole
loan
sales
to
U.S.
government-sponsored
entities
(“GSEs”)
amounting to $48.3 million and $36.0 million, respectively.
Non-interest income
for the nine-month
period ended
September 30,
2026 amounted
to $106.0
million, compared
to $97.5 million
for the same period in 2025. The $8.5 million increase in non-interest income was primarily due to:
●
A $3.7 million
increase in other
non-interest income,
driven by a
$2.9
million increase
related to higher
realized gains
from
purchased income
tax credits
and a
$0.6 million
gain recognized
during the
second quarter
of 2026
from the
sale of
a fixed
asset in the Florida region.
●
A $1.8 million increase in card and processing income mainly due to higher transactional volumes.
●
A $1.6 million
increase in revenues
from mortgage banking
activities, driven by
an increase in the
net realized gain
on sales
of residential
mortgage loans
in the
secondary market.
During the
first nine
months of
2026 and
2025, net
realized gains
of
$6.4 million and
$4.8 million, respectively,
were recognized as
a result of
securitization transactions and
whole loan sales to
U.S. GSEs amounting to $132.0 million and $129.0 million, respectively.
● A $1.0 million increase in insurance commission income.

Non-Interest Expenses
Non-interest
expenses for
the third
quarter of
2026 amounted
to $130.2
million,
an increase
of $5.3
million,
compared to
$124.9
million for the same period in 2025.
The increase in non-interest expenses was primarily due to:
●
A
$4.5
million
increase
in
employees’
compensation
and
benefits
expenses.
Excluding
the
effect
of
the
aforementioned
$2.3
million
ERC
recognized
during
the
third
quarter
of
2025,
adjusted
employees’
and
benefits
expenses
increased
by
$2.2
million,
driven
by
annual
salary
merit
increases
and
the
filling
of
previously
vacant
positions.
See
“Non-GAAP
Financial Measures and Reconciliations” above for additional information related to the ERC Special Item.
●
A $1.6 million increase in credit and debit card processing expenses, mainly due to higher transactional volumes.
●
A $1.0 million increase in other
non-interest expenses, mainly due to
a $1.4 million increase in charges
for operational and
fraud losses, partially
offset by a
$0.6 million decrease
in the amortization
of core deposit intangible
assets related to non-
interest-bearing checking accounts from the Banco Santander Puerto
Rico acquisition, which were fully amortized in 2025.
The
increase
in
charges
for
operational
and
fraud
losses
was
primarily
driven
by
an
additional
$2.8
million
estimated
liability
in
connection
with
an
adverse
court
ruling
involving
a
commercial
OREO
property
in
the
U.S.
Virgin
Islands
during the
third quarter
of 2026,
partially offset
by a
$0.6 million
reserve recorded
in the
third quarter
of 2025
related to
the same
property
and higher
charges
for fraud
losses for
the third
quarter
of 2025.
See Note
23 –
“Regulatory
Matters,
Commitments and
Contingencies” to the
audited consolidated financial
statements included
in the 2025
Annual Report on
Form
10-K
for
additional
information
regarding
the ongoing
litigation
related
to
the aforementioned
commercial
OREO
property in the U.S. Virgin
Islands.
Partially offset by:
●
A
$1.8
million
favorable
variance
in
net
(gain)
loss
on
OREO
operations,
driven
by
the
valuation
adjustment
of
$2.8
million recorded during the third quarter of 2025 in connection with the aforementioned commercial OREO property in the
USVI, partially offset by a decrease in net realized gains on sales of residential OREO properties.
The efficiency ratio for the third quarter of 2026 was 50.06%, compared to 50.22% for the third quarter of 2025.
Non-interest
expenses
for
the
nine-month
period
ended
September
30,
2026
amounted
to
$384.7
million,
an
increase
of
$13.4
million, compared to $371.3 million for the same period in 2025
.
The increase in non-interest expenses
was primarily due to:
●
An $11.1
million increase
in employees’
compensation and
benefits expenses.
Excluding the effect
of the aforementioned
$2.3
million
ERC
recognized
during
the
third
quarter
of
2025,
adjusted
employees’
and
benefits
expenses
increased
by
$8.8 million,
driven by
annual salary
merit increases,
the filling
of previously
vacant positions,
a $1.2
million increase
in
payroll
taxes
and
benefits,
and
a
$1.1
million
increase
in
bonus
incentives,
which
includes
$0.8
million
in
stock-based
compensation
expense.
See
“Non-GAAP
Financial
Measures
and
Reconciliations”
above
for
additional
information
related to the ERC Special Item.
●
A $4.6 million increase in credit and debit card processing expenses, mainly due to higher transactional volumes.
●
A $2.5
million increase
in professional
service fees,
mainly due
to an
increase in
collections, appraisals
and other
credit-
related fees; legal fees; and outsourcing technology fees.
●
A $1.6 million increase in business promotion expenses, driven by higher marketing efforts.
Partially offset by:
●
A $4.3
million decrease
in other
non-interest expenses,
mainly due
to a
$2.6 million
decrease in
the amortization
of core
deposit
intangible
assets
related
to
non-interest-bearing
checking
accounts
from
the
Banco
Santander
Puerto
Rico
acquisition,
which
were fully
amortized
in 2025
and a
$1.2 million
decrease in
charges
for operational
and fraud
losses,
driven by the aforementioned factors.
●
A
$1.9
million
favorable
variance
in
net
(gain)
loss
on
OREO
operations,
driven
by
the
aforementioned
valuation
adjustment of $2.8
million recorded during
the third quarter of
2025, partially offset
by a decrease
in net realized
gains on
sales of residential OREO properties.

The efficiency
ratio for
the nine-month
period ended
September
30, 2026
was 49.09%,
compared
to 49.92%
for the
same period
in
2025.
Income Taxes
For the quarter and nine-month period ended
September 30, 2026,
the Corporation recorded an income tax expense of
$19.2 million
and
$68.7
million,
respectively,
compared
to
an
income
tax
expense
of
$5.7
million
and
$51.6
million,
respectively,
for
the
same
periods
in
2025.
The
increase
in
income
tax
expense
was
driven
by
the
aforementioned
one-time
reversal
of
approximately
$16.6
million in valuation allowance
during the third quarter
of 2025 and higher
pre-tax income, partially offset
by a lower estimated annual
effective
tax rate
mostly related
to
a higher
proportion
of exempt
to taxable
income and
higher
than
previously
forecasted business
activities with
preferential tax
treatment under
the PR
Tax
Code. For
the year,
the Corporation’s
annual effective
tax rate,
excluding
discrete items,
was estimated
at 20.5%
for the
first nine
months of
2026, compared
to 22.2%
for the
comparable period
in 2025.
See
Note 13 – “Income Taxes”
to the unaudited consolidated financial statements herein for additional information.
As of
September
30,
2026,
the Corporation
had
a net
deferred tax
asset of
$135.0
million, net
of a
valuation
allowance of
$88.3
million,
compared
to
a
net
deferred
tax
asset of
$149.0
million,
net
of
a
valuation
allowance
of
$75.0
million,
as of
December
31,
2025. The decrease
in the net deferred
tax asset was mainly
related to the usage
of alternative minimum
tax credits, the reversal
of the
deferred tax
asset following
the change
from a
valuation adjustment
to a
permanent write-off
of a
commercial OREO
property in
the
U.S. Virgin
Islands region, and changes in the ACL.

Assets
The Corporation’s
total assets were $19.3 billion
as of September 30, 2026,
an increase of $117.4
million from December 31, 2025.
The
increase
was
primarily
driven
by
growth
in
commercial
loans
and
investment
securities
supported
by
deposit
growth
and
the
deployment of cash, partially offset by cash outflows
resulting from capital deployment actions and the net repayment of borrowings.
Loans Receivable, including Loans Held for Sale
As of
September 30,
2026, the
Corporation’s
total loan
portfolio before
the ACL
amounted to
$13.4 billion,
an increase
of $239.0
million
compared
to
December
31,
2025.
The
increase
was
primarily
driven
by
a
$273.9
million
increase
in
commercial
and
construction
loans,
including
a
$152.4
million
increase
in
the
Florida
region,
mainly
attributable
to
purchases
of
participated
C&I
loans,
and a
$94.0 million
increase in
the Puerto
Rico region.
The growth
in the
Puerto Rico
region was
mainly in
C&I loans,
driven
by
a
$112.1
million
increased
exposure
due
to
the
aforementioned
refinancings
during
the second
quarter
of 2026
of a
participated
loan related
to a
public-private partnership
for toll
roads infrastructure
improvement and
a participated
municipal loan
(including the
conversion of a municipal bond), partially offset
by payoffs and paydowns.
As of
September
30,
2026,
the Corporation’s
loans
held-for-investment
portfolio
was
comprised
of
commercial
and
construction
loans (52%),
consumer loans
and finance
leases (26%),
and residential
real estate
loans (22%).
Of the
total gross
loan portfolio
held
for investment
of $13.4
billion as
of September
30, 2026,
the Corporation
had credit
risk concentration
of approximately
76% in
the
Puerto Rico region,
20% in the
United States region
(mainly in the
state of Florida),
and 4% in
the Virgin
Islands region, as
shown in
the following table:
As of September 30, 2026 Puerto Rico Virgin Islands United States Total
(In thousands)
Residential mortgage loans $ 2,260,645 $ 143,100 $ 540,199 $ 2,943,944
Construction loans 202,593 11,970 3,124 217,687
Commercial mortgage loans 1,751,933 71,026 796,434 2,619,393
C&I loans 2,427,411 203,165 1,314,424 3,945,000
Total commercial loans
4,381,937 286,161 2,113,982 6,782,080
Consumer loans and finance leases 3,569,862 62,427 6,187 3,638,476
Total loans held for investment, gross
$ 10,212,444 $ 491,688 $ 2,660,368 $ 13,364,500
Loans held for sale 16,545 - - 16,545
Total loans, gross
$ 10,228,989 $ 491,688 $ 2,660,368 $ 13,381,045
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
As of
September
30, 2026,
the Corporation’s
total commercial
mortgage
loan
exposure amounted
to $2.6
billion,
or 20%
of the
total loan
portfolio. The
$1.7 billion
exposure in
the Puerto
Rico region
was comprised
mainly of
38% in
the retail
industry,
24% in
office real
estate, and 19%
in the hotel
industry.
The $0.8 billion
exposure in
the Florida
region was
comprised mainly
of 34% in
the
retail industry,
18% in the
hotel industry,
and 6% in
office real estate.
Of the Corporation’s
total commercial
mortgage loan exposure
of $2.6
billion, $722.4
million matures
within the
next 12
months and
has a
weighted-average
interest rate
of approximately
5.55%.
Commercial mortgage
loan exposure
in the office
real estate industry,
which matures
within the next
12 months,
amounted to $133.5
million and has a weighted-average interest rate of approximately 5.47
%.
As
of
September
30,
2026
and
December
31,
2025,
the
Corporation’s
total
exposure
to
SNC
loans
(including
unused
commitments) amounted to
$1.2 billion and $1.1
billion, respectively.
As of September 30,
2026, approximately $396.4
million of the
SNC exposure was attributable to the Puerto Rico region and $797.3 million to the Florida region.

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
Quarter Ended September 30, Nine-Month Period Ended September 30,
2026 2025 2026 2025
(In thousands)
Puerto Rico:
Residential mortgage
$ 116,301 $ 111,065 $ 324,771 $ 310,651
Construction
22,497 30,645 70,752 82,643
Commercial mortgage
96,910 50,101 238,509 151,025
C&I
440,206 494,719 1,522,286 1,340,793
Consumer
366,954 362,907 1,093,887 1,115,566
Total loan production
$ 1,042,868 $ 1,049,437 $ 3,250,205 $ 3,000,678
Virgin Islands:
Residential mortgage
$ 644 $ 1,314 $ 1,693 $ 4,847
Construction
- 1,286 562 11,384
Commercial mortgage
25 - 1,221 9,192
C&I
26,906 18,940 208,191 77,326
Consumer
6,384 8,032 19,289 22,110
Total loan production
$ 33,959 $ 29,572 $ 230,956 $ 124,859
Florida:
Residential mortgage
$ 18,819 $ 19,223 $ 58,684 $ 56,693
Construction
210 3,022 1,232 25,505
Commercial mortgage
90,451 96,729 184,261 175,518
C&I
292,594 172,679 718,534 576,249
Consumer
99 154 848 1,822
Total loan production
$ 402,173 $ 291,807 $ 963,559 $ 835,787
Total:
Residential mortgage
$ 135,764 $ 131,602 $ 385,148 $ 372,191
Construction
22,707 34,953 72,546 119,532
Commercial mortgage
187,386 146,830 423,991 335,735
C&I
759,706 686,338 2,449,011 1,994,368
Consumer
373,437 371,093 1,114,024 1,139,498
Total loan production
$ 1,479,000 $ 1,370,816 $ 4,444,720 $ 3,961,324

Commercial
and
construction
loan
originations
(excluding
government
loans)
for
the
quarter
and
nine-month
period
ended
September
30,
2026
amounted
to
$929.9
million
and
$2.6
billion,
respectively,
compared
to
$785.5
million
and
$2.3
billion,
respectively,
for the
same periods
in 2025.
Originations in
the Florida
region increased
by $110.8
million and
$126.8 million
for the
quarter and
nine-month period
ended September
30, 2026, respectively,
primarily driven
by new loan
participations. The
increase for
the
nine-month
period
ended
September
30,
2026
also
reflected
a
$160.5
million
increase
in
the
Puerto
Rico
region
driven
by
the
aforementioned refinancing of a participated loan for toll roads infrastructure improvement during the second quarter of 2026.
Government
loan
originations
for
the
quarter
and
nine-month
period
ended
September
30,
2026
amounted
to
$39.9
million
and
$373.0 million,
respectively,
compared to
$82.7 million
and $148.3
million, respectively,
for the
same periods
in 2025.
The decrease
for the third quarter
of 2026, was driven by
multiple originations to municipalities
in Puerto Rico during
the third quarter of 2025.
For
the first
nine months
of 2026,
the increase
was mainly
related to
the higher
utilization of
a line
of credit
in the
Virgin
Islands region
and the aforementioned refinancing of a participated municipal loan in the Puerto Rico region during the second quarter of 2026.
Originations of auto
loans (including finance
leases) for the
quarter and nine-month
period ended September
30, 2026 amounted
to
$208.9
million
and
$632.6
million,
respectively,
compared
to
$211.3
million
and
$668.3
million,
respectively,
for
the
comparable
periods in 2025. Other consumer
loan originations,
other than credit cards, for
the quarter and nine-month period
ended September 30,
2026 amounted
to $63.2 million
and $182.6 million,
respectively,
compared to $55.7
million and $156.8
million, respectively,
for the
comparable
periods in
2025. Most
of the
decrease in
auto loan
originations for
the first
nine
months
of 2026,
as compared
with the
same period in 2025,
was in the Puerto Rico
region. The utilization activity
on the outstanding credit
card portfolio for the quarter
and
nine-month
period
ended
September
30,
2026
amounted
to
$101.3
million
and
$298.8
million,
respectively,
compared
to
$104.2
million and $314.4 million, respectively,
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
Corporation’s total
available-for-sale debt securities
portfolio as of September
30,
2026
amounted
to
$4.7
billion,
a
$164.7
million
increase
from
December
31,
2025.
The
increase
was
driven
by
$2.3
billion
in
purchases, of
which $1.1
billion were
U.S. agencies’
MBS with
an average
yield of
5.05%; and
$1.0 billion
were U.S.
Treasury bills
with
an
average
yield
of
3.73%.
These
factors
were
partially
offset
by
$1.4
billion
in
maturities,
$568.7
million
in
principal
repayments and
a $133.3 million
decrease in fair
value attributable
to changes in
market interest rates.
As of September
30, 2026, the
Corporation
had
a
net
unrealized
loss
on
available-for-sale
debt
securities
of
$480.5
million.
This
net
unrealized
loss
is
primarily
attributable to
instruments on books
carrying a lower
interest rate than
market rates. The
Corporation expects
that this unrealized
loss
will reverse over time and it is likely that it will not be required to sell the securities before their anticipated recovery.
The Corporation
expects the portfolio will
continue to decrease and
the accumulated other comprehensive
loss will decrease accordingly,
excluding the
impact of market interest rates and purchases.
Held-to-maturity
debt
securities
include
fixed-rate
GSEs’
MBS
with
a
carrying
value
of
$157.1
million
(fair
value
of
$145.5
million) as of
September 30, 2026,
compared to $184.4
million as of
December 31, 2025.
The decrease in
GSEs’ MBS was driven
by
$27.4
million in principal repayments. Held-to-maturity debt securities also include $60.7 million as of September 30,
2026, compared
to $80.9 million as of December 31, 2025, of financing
arrangements with the government issued in bond form, which
the Corporation
accounts
for
as
securities,
but
which
were
underwritten
as
loans
with
features
that
are
typically
found
in
commercial
loans.
The
decrease
in
Puerto
Rico
municipal
bonds
was
driven
by
$22.6
million
in
principal
repayments.
As
of
September
30,
2026,
approximately
68%
of
the
Corporation’s
government
bonds consisted
of
obligations
issued
by
three
of
the
largest
municipalities
in
Puerto Rico.
As
of
September
30,
2026,
cash
inflows
expected
to
be
received
during
the
next
12
months
from
maturities
and
expected
prepayments
of
the
debt
securities
portfolio
(excluding
U.S.
Treasury
securities)
amounted
to
approximately
$0.9
billion,
of
which
$252 million are expected to be received during
the remainder of 2026 and have a weighted-average
yield of 2.23%. These inflows are
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

The carrying
values of
debt securities
as of
September 30,
2026 and
December 31,
2025 by
contractual maturity
(excluding MBS)
and weighted-average yield are shown below:
September 30, 2026 December 31, 2025
Weighted-Average
Yield %
Carrying
Amount
Weighted-Average
Yield %
Carrying
Amount
(Dollars in thousands)
U.S government and agencies obligations:
Due within one year 2.49
$
678,187 2.54
$
895,052
After 1 to 5 years 2.80 452,393 1.45 483,916
After 5 to 10 years 4.75 14,401 4.75 14,985
After 10 years 4.01 6,005 3.97 6,501
2.65 1,150,986
(1)
2.19 1,400,454
Puerto Rico government obligation:
After 10 years
(2)
- 1,579 - 1,620
MBS:
Residential MBS:
Federal Home Loan Mortgage Corporation (“FHLMC”)
1.74 777,067 1.72 901,779
GNMA
3.03 226,775 2.50 196,569
Federal National Mortgage Association (“FNMA”)
2.01 1,009,831 1.90 1,138,925
U.S. Agencies collateralized mortgage obligations (“CMOs”)
4.50 1,389,535 3.94 819,807
Private Label MBS
6.38 2,769 5.92 3,266
Commercial MBS 3.13 317,116 2.35 276,007
Total MBS
2.99 3,723,093 2.41 3,336,353
Puerto Rico municipal bonds:
Due within one year
7.03 17,483 4.94 1,044
After 1 to 5 years
6.98 26,655 7.05 53,265
After 5 to 10 years
6.51 7,016 4.78 10,376
After 10 years
7.25 9,520 7.46 14,870
6.98 60,674 6.81 79,555
Other 4.50 100
6.87 1,346
ACL on held-to-maturity debt securities
(356) (733)
Total debt securities
2.96 $ 4,936,076 2.41 $ 4,818,595
(1)
Includes approximately $587.2 million in
callable debt securities with an
average yield of 2.22%, of which approximately
59% were purchased at a
discount. See “Risk Management” below
for further analysis of
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
$462.7
million
as
of
September
30,
2026,
compared
to
$658.6
million
as
of
December
31,
2025.
When
adding $2.1 billion of free high-quality
liquid securities that could be liquidated
or pledged within one day (which
includes assets such
as U.S.
government and
GSEs’ obligations),
the total core
liquidity amounted
to $2.6 billion
as of September
30, 2026, or
13.40% of
total assets, compared to $2.6 billion, or 13.54% of total assets as of December
31, 2025.
In addition
to the aforementioned
$2.6 billion in
cash and free
high quality
liquid assets, the
Corporation had $1.1
billion available
for credit with the FHLB based on the value of loans and
securities collateral pledged with the FHLB. As such, the basic liquidity ratio
(which adds such
available secured
lines of credit
to the core
liquidity) was approximately
19.15% of total
assets as of September
30,
2026,
compared to 19.39% of total assets as of December 31, 2025.
Further,
the
Corporation
also
maintains
borrowing
capacity
at
the
FED
Discount
Window
and
had
approximately
$2.5
billion
available for
funding under
the FED’s
Borrower-in-Custody (“BIC”)
Program as
of September
30, 2026,
compared to
$2.6 billion
as
of December 31, 2025 as an additional source of liquidity.
Total loans pledged
to the FED BIC Program amounted to $3.3 billion as of
September
30,
2026, compared
to $3.4
billion
as of
December
31,
2025. The
Corporation
does not
rely on
uncommitted
inter-bank
lines of credit (federal
funds lines) to fund
its operations. In the
aggregate,
as of September 30,
2026, the Corporation
had $6.2 billion
available
to
meet
liquidity
needs,
or
128%
of
estimated
uninsured
deposits,
excluding
fully
collateralized
government
deposits,
compared to $6.3 billion or 132%, respectively,
as of December 31, 2025.
Liquidity
at
the Bank
level
is highly
dependent
on
bank deposits,
which
fund
88.2%
of the
Bank’s
assets (or
85.0%
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
September 30, 2026 December 31, 2025
(In thousands)
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Construction undisbursed funds
$ 196,104 $ 191,879
Unused credit card lines
772,057 760,531
Unused personal lines of credit
32,971 34,932
Commercial lines of credit
1,229,314 1,146,541
Letters of credit:
Commercial letters of credit
53,037 32,252
Standby letters of credit
21,463 21,430
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
$4.7
billion
as
of
September 30,
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
While
liquidity
is
an
ongoing
challenge
for
all
financial
institutions,
management
believes
that
the
Corporation’s
available
borrowing capacity and
efforts to grow
core deposits will be
adequate to provide
the necessary funding
for the Corporation’s
business
plans in the next 12 months and beyond.
Retail
and
commercial
core
deposits
–
The
Corporation’s
deposit
products
include
regular
savings
accounts,
demand
deposit
accounts, money market accounts,
and retail CDs. As of September 30,
2026 and December 31, 2025,
the Corporation’s core
deposits,
which
exclude
government
deposits
and
brokered
CDs,
totaled
$13.4
billion
and
$13.1
billion,
respectively.
The
$297.2
million
increase in such deposits was
driven by increases of $199.4
million in the Puerto Rico
region and $107.5 million in
the Florida region.
By deposit
type, the
increase consisted
of a
$351.4 million
increase in
interest-bearing
deposits, of
which $250.0
million was
in the
Puerto Rico
region, and
$102.2 million
was in
the Florida
region, partially
offset by
a $54.2
million decrease
in non-interest-bearing
deposits.
Government
deposits
(fully
collateralized)
–
As
of
September
30,
2026,
the
Corporation
had
$2.6
billion
of
Puerto
Rico
public
sector deposits
($2.4 billion
in transactional
accounts and
$168.4 million
in time
deposits), compared
to $2.5
billion as
of December
31, 2025. Government
deposits are insured
by the FDIC up
to the applicable
limits and the uninsured
portions are fully
collateralized.
Approximately 22% of the public sector
deposits as of September 30, 2026
were from municipalities and municipal agencies
in Puerto
Rico and 78% were from public corporations, the central
government and its agencies, and U.S. federal government agencies in Puerto
Rico.
The uninsured portions
of government deposits
were collateralized by
securities and loans
with an amortized
cost of $3.0 billion
as
of each of September 30, 2026 and December 31,
2025, and an estimated market value of $2.7 billion
and $2.8 billion as of September
30, 2026 and
December 31, 2025,
respectively.
In addition to
securities and loans,
the Corporation used
letters of credit
issued by the
FHLB as pledges
for a portion
of public deposits.
As of September
30, 2026, outstanding
letters of credit
amounted to $225.0
million
and $20
.0 million
for the
Virgin
Islands and
Puerto Rico,
respectively,
while as
of December
31, 2025,
outstanding
letters of
credit
amounted to $225.0 million for the Virgin
Islands only.
Estimate of
Uninsured
Deposits –
As of
each of
September 30,
2026 and
December 31,
2025, the
estimated amounts
of uninsured
deposits
totaled
$7.5
billion,
including
government
deposits,
generally
representing
the
portion
of
deposits
that
exceed
the
FDIC
insurance limit of $250,000 and
amounts in any other uninsured deposit
account. As of each of September
30, 2026 and December 31,
2025,
the
uninsured
portion
of
fully
collateralized
government
deposits
amounted
to
$2.7
billion.
Excluding
fully
collateralized
government
deposits,
the
estimated
amounts
of
uninsured
deposits
amounted
to
$4.8
billion
as
of
each
of
September
30,
2026
and
December 31, 2025, which represents
29.59% and 29.79% of total deposits (excluding brokered CDs), respectively
.
The
estimated
amount
of
uninsured
deposits
is
calculated
based
on
the
same
methodologies
and
assumptions
used
for
our
bank
regulatory reporting requirements adjusted for cash held by wholly-owned subsidiaries at the Bank.
The following table presents by contractual maturities the amount of U.S. time deposits in excess of FDIC insurance limits (over
$250,000) and other time deposits that are otherwise uninsured as of September
30, 2026:
(In thousands)
3 months or
less
3 months to
6 months
6 months to
1 year Over 1 year Total
U.S. time deposits in excess of FDIC insurance limits
$ 425,290 $ 357,974 $ 269,346 $ 224,692 $ 1,277,302
Other uninsured time deposits
$ 29,222 $ 7,517 $ 12,684 $ 5,002 $ 54,425
Brokered
CDs
– Total
brokered
CDs increased
by $6.6
million to
$600.2 million
as of
September 30,
2026. The
increase mainly
reflects
$334.8
million
of
new
issuances
with
original
average
maturities
of
approximately
0.8
years
and
an
all-in
cost
of
4.01%,
partially offset
by maturing brokered
CDs amounting to
$328.4 million with
an all-in cost
of 4.28% that
were paid off
during the first
nine months of 2026.

The average remaining term to maturity of the brokered CDs outstanding as of September 30, 2026 was approximately 0.8 years.
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
The
following
table
presents
the
remaining
contractual
maturities
and
weighted-average
interest
rates
of
brokered
CDs
as
of
September 30, 2026:
Total
Weighted-average
interest rate %
(In thousands)
Three months or less $ 135,706 3.90
Over three months to six months 136,997 3.90
Over six months to one year 248,243 3.90
Over one year to two years
36,348 3.96
Over two years to three years
27,422 4.44
Over four years to five years
5,956 4.63
Over five years
9,532 4.60
Total
$ 600,204 3.94
Refer to
“Net Interest
Income” above
for information
about average
balances of
interest-bearing deposits
and the
average interest
rate paid on such deposits for the quarters and nine-month periods ended
September 30, 2026 and 2025.
Borrowings
As of September 30, 2026, total borrowings amounted to $223.8 million, compared to $290.0 million as of December 31, 2025.
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
September
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
as of September 30, 2026:
Total
Weighted-average
interest rate %
(In thousands)
Over one year to two years $ 200,000 4.25
(1) Average remaining term to maturity
of 1.14 years.
Securities
sold
under
agreements
to
repurchase
–
From
time
to
time,
the
Corporation
enters
into
repurchase
agreements
as
an
additional
source
of
funding.
As
of
September
30,
2026,
the
Corporation
had
a
$23.8
million
short-term
fixed-rate
repurchase
agreement maturing in December 2026. There were no outstanding repurchase agreements as of December 31, 2025.
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

2026,
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
other rating.

Cash Flows
Cash
and
cash
equivalents
were
$462.7
million
as
of
September
30,
2026,
a
decrease
of
$195.9
million
when
compared
to
December
31,
2025.
The
following
discussion
highlights
the
major
activities
and
transactions
that
affected
the
Corporation’s
cash
flows during the first nine months of 2026 and 2025:
Cash Flows from Operating Activities
First BanCorp.’s
operating assets and
liabilities vary significantly
in the normal course
of business due to
the amount and timing
of
cash flows.
Management believes
that cash
flows from
operations, available
cash balances,
and the
Corporation’s
ability to
generate
cash through
short and long-term
borrowings will be
sufficient to
fund the Corporation’s
operating liquidity
needs for the
foreseeable
future.
For
the
first
nine
months
of
2026
and
2025,
net
cash
provided
by
operating
activities
was
$318.3
million
and
$341.3
million,
respectively.
Net cash
generated from
operating activities
was higher
than reported
net income
largely as
a result
of adjustments
for
non-cash
items
such
as
depreciation
and
amortization,
deferred
income
tax
expense
(benefit)
and
the
provision
for
credit
losses,
as
well as cash generated from sales and repayments of loans held for sale.
Cash Flows from Investing Activities
The Corporation’s
investing activities primarily
relate to originating
loans to be
held for investment,
as well as
purchasing, selling,
and
repaying
available-for-sale
and
held-to-maturity debt
securities. For
the nine
-month period
ended September
30, 2026
,
net cash
used in investing
activities was $524.5 million,
primarily due to purchases
of U.S. agencies MBS
and U.S. Treasury
securities and net
disbursements on loans held for
investment,
partially offset by maturities of
U.S. Treasury securities and
U.S. agencies debentures and
principal repayments of U.S. agencies MBS and debentures,
as well as proceeds from sales of repossessed assets.
For
the
nine-month
period
ended
September
30,
2025,
net
cash
used
in
investing
activities
was
$96.5
million,
primarily
due
to
purchases of U.S.
Treasury securities and
U.S. agencies MBS and
net disbursements on
loans held for investment
during the first nine
months
of 2025,
partially
offset
by maturities
of U.S.
agencies debentures
and U.S.
Treasury
securities and
principal
repayments
of
U.S. agencies
MBS and
debentures,
proceeds from
sales of
repossessed assets,
and proceeds
from the
bulk sale
of fully
charged-off
consumer loans and finance leases.
Cash Flows from Financing Activities
The
Corporation’s
financing
activities
primarily
include
the
receipt
of
deposits
and
the
issuance
of
brokered
CDs,
the
issuance
and/or repayment of
long-term borrowings,
the issuance of equity
instruments, return of
capital, and activities
related to its short
-term
funding.
For the
nine-month
period
ended September
30, 2026,
net cash
provided by
financing
activities was
$10.2
million,
mainly
reflecting
an increase
in total
deposits.
This increase
was partially
offset
by capital
returned to
stockholders
and a
$66.2 million
net
decrease in
borrowings, reflecting
the repayment at
maturity of long-term
FHLB advances totaling
$90.0 million, partially
offset by a
new $23.8 million short-term repurchase agreement.
For the
nine-month
period ended
September 30,
2025, net
cash used
in financing
activities was
$504.6 million,
mainly reflecting
the repayments
of long-term
borrowings,
consisting of
$180.0 million
in FHLB
advances and
the redemption
of junior
subordinated
debentures, capital returned to stockholders, and a decrease in total deposits.

Capital
As of September
30, 2026, the Corporation’s
stockholders’ equity was
$1.9 billion, a
decrease of $91.4
million from December
31,
2025. The
decrease was
driven by
capital actions
and other
equity changes
during the
nine-month period
ended September
30, 2026,
including $150.0 million
in common stock repurchases
,
a $133.3 million decrease
in the fair value of
available-for-sale debt securities
due to
changes in
market interest
rates recognized
as part
of accumulated
other comprehensive
loss in
the consolidated
statements of
financial
condition,
and
$92.9
million,
or
$0.60
per
common
share,
in
common
stock
dividends
declared,
partially
offset
by
net
income generated during the period.
On October
21, 2026,
the Corporation’s
Board of
Directors declared
a quarterly
cash dividend
of $0.25
per common
share, which
represents
an
increase
of
$0.05
per
common
share,
or
a
25%
increase,
compared
to
its
most
recent
quarterly
dividend
paid
on
September 11,
2026. The
dividend is
payable on
December 11,
2026 to
shareholders of
record at
the close
of business
on November
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
6.1
million
shares
of
common
stock
for
a
total
cost
of
$150.0
million
during
the
first
nine
months of 2026 under this program.
As of September 30, 2026, approximately
$38.3 million remained available for
future repurchases
under
the
$200
million
authorization.
Furthermore,
on
October
21,
2026,
the
Corporation
announced
that
its
Board
of
Directors
approved
a
new
stock
repurchase
program
authorizing
up
to
$350
million
of
its
outstanding
common
stock,
which
it
expects
to
execute
throughout
2027,
subject
to
market
conditions.
From
October
1,
2026
through
November
2,
2026,
the
Corporation
repurchased
an additional
1.5 million
shares of
common
stock for
a total
cost of
approximately
$41.8
million,
of which
1.4
million
shares with a total
cost of approximately $38.3
million, completed the 2025
stock repurchase program.
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
September 30, 2026 December 31, 2025
(In thousands, except ratios and per share information)
Total common equity
- GAAP
$ 1,875,484 $ 1,966,865
Goodwill
(38,611) (38,611)
Other intangible assets
(2,804) (3,458)
Tangible common
equity - non-GAAP
$ 1,834,069 $ 1,924,796
Total assets - GAAP
$ 19,250,334 $ 19,132,892
Goodwill
(38,611) (38,611)
Other intangible assets
(2,804) (3,458)
Tangible assets - non
-GAAP
$ 19,208,919 $ 19,090,823
Common shares outstanding
150,921 156,619
Tangible common
equity ratio - non-GAAP
9.55% 10.08%
Tangible book value
per common share - non-GAAP
$ 12.15 $ 12.29
See Note 18 – “Regulatory
Matters, Commitments and Contingencies”
to the unaudited consolidated financial
statements herein for
the regulatory capital positions of the Corporation and FirstBank as of
September 30, 2026 and December 31, 2025, respectively.

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
Rico Commissioner of Financial Institutions.
The Puerto Rico Banking
Law
provides that,
when the
expenditures of
a Puerto
Rico commercial
bank are
greater than
receipts, the
excess of
the expenditures
over
receipts
must
be
charged
against
the
undistributed
profits
of
the
bank,
and
the
balance,
if
any,
must
be
charged
against
the
legal
surplus
reserve,
as
a
reduction
thereof.
If
the
legal
surplus
reserve
is
not
sufficient
to
cover
such
balance
in
whole
or
in
part,
the
outstanding
amount
must
be charged
against
the
capital
account
and
the
Bank
cannot
pay
dividends
until
it
can
replenish
the
legal
surplus reserve
to an
amount of
at least
20% of
the original
capital contributed.
FirstBank’s
legal surplus
reserve, included
as part
of
retained
earnings
in
the
Corporation’s
consolidated
statements
of
financial
condition,
amounted
to
$262.5
million
as
of
each
of
September 30, 2026 and December 31, 2025. There were no transfers to the legal surplus reserve during the first nine months of 2026.
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

As of September
30, 2026, the
Corporation forecasted
the 12-month net
interest income assuming
September 30, 2026
interest rate
curves remain constant.
Then, net interest income was
estimated under rising
and falling rates scenarios.
For the rising rate
scenario, a
gradual (ramp)
and immediate
(shock) parallel
upward shift
of the
yield curve
is assumed
during the
first twelve
months (the
“+300
ramp”, “+200
ramp” and
“+200 shock”
scenarios). Conversely,
for the
falling rate
scenario, a
gradual (ramp)
and immediate
(shock)
parallel downward shift
of the yield
curve is assumed during
the first twelve months
(the “-300 ramp”,
“-200 ramp” and “-200
shock”
scenarios).
The SOFR
curve for
September 30,
2026, as
compared with
December 31,
2025, reflects
an increase
of 65
bps on
average in
the
short-term
sector of
the curve,
or between
one to
twelve months;
an increase
of 141
bps in
the medium
-term sector
of the
curve, or
between 2
to 5
years; and
an increase
of 109
bps in
the long-term
sector of
the curve,
or over
5-year maturities.
A similar
change in
market
rates
was observed
in the
Constant
Maturity
Treasury
yield
curve with
an increase
of 65
bps
in the
short-term
sector of
the
curve, an increase of 141 bps in the medium-term sector of the curve, and an increase of 93 bps in the long-term sector of the curve.
The following table presents the results of the static simulations as of September 30, 2026 and December 31, 2025. Consistent with
prior years, these exclude non-cash changes in the fair value of derivatives:
Net Interest Income Risk
(% Change Projected for the next 12 months)
September 30, 2026 December 31, 2025
Gradual Change in Interest Rates:
+ 300 bps ramp
1.86% 3.57%
+ 200 bps ramp
1.25% 2.42%
- 300 bps ramp
-3.09% -5.13%
- 200 bps ramp
-2.09% -3.42%
Immediate Change in Interest Rates:
+ 200 bps shock
3.41% 4.31%
- 200 bps shock
-6.58% -8.01%
The Corporation
continues to
manage its
balance sheet
structure to
control and
limit the
overall interest
rate risk
by managing
its
asset
composition
while
maintaining
a
sound
liquidity
position.
See
“Risk
Management
–
Liquidity
Risk
Management”
above
for
liquidity ratios.
As of September 30, 2026
and December 31, 2025, the
net interest income simulations
show that the Corporation
continues to have
an asset sensitive position for the next twelve months under a static balance sheet simulation.
Under gradual rising and
falling rate scenarios, the net
interest income simulation reflects
reduced interest rate sensitivity
compared
to
December
31,
2025.
This
change
primarily
reflected
a
shift
in
the
reinvestment
strategy
from
short-term
U.S.
government
obligations to
longer-term, fixed
rate MBS, as
well as a
lower interest-earning
cash position.
In addition, there
was greater sensitivity
on
the
liabilities side
primarily
due
to
higher
balances
in
certain
non-maturity
government
deposits,
increased
non-maturity
deposit
betas, and increased sensitivity from the brokered CDs portfolio.
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
associated with CRE
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
3.52% for the
remainder of
2026 and
2.61%
for
the
year
2027,
compared
to
an
average
projected
appreciation
of
0.02%
for
the
remainder
of
2026,
and
an
average
projected appreciation of 1.72% for the year 2027 as of December 31, 2025.
●
Regional
House Price Index
forecast in Puerto
Rico (purchase only
prices) is expected
to increase by
3.04% for the
next two
years
as
of
September
30,
2026,
compared
to
an
increase
of
2.72%
for
the
next
two
years
projection
as
of
December
31,
2025. For the Florida region,
the House Price Index forecast
as of September 30,
2026 and December 31,
2025 was projected
to decrease by 0.47% and 0.23%, respectively,
for the first two years of the projection.
●
Average
regional unemployment rate
in Puerto Rico is
forecasted at 6.06%
for the remainder
of 2026 and 6.51%
for the year
2027, compared
to 6.62%
for the
remainder of
2026
and 6.42%
for the
year 2027
as of December
31, 2025.
For the
Florida
region and
the U.S. mainland,
average unemployment
rate is forecasted
at 4.79%
and 4.59%,
respectively,
for the
remainder
of
2026,
and
5.44%
and
5.50%,
respectively,
for
the
year
2027,
compared
to
5.25%
and
5.70%,
respectively,
for
the
remainder of 2026, and 4.71% and 5.18%, respectively,
for the year 2027, as of December 31, 2025.
●
Annualized change in
GDP in the U.S.
mainland of 1.87% for
the remainder of 2026
and 1.27% for the year
2027, compared
to 1.04%
for the remainder of 2026
and 1.63%
for the year 2027, as of December 31, 2025.
It is difficult to estimate how potential changes
in one factor or input might affect the overall ACL because
management considers a
wide variety of
factors and inputs in
estimating the ACL.
Changes in the
factors and inputs considered
may not occur
at the same rate
and may not be consistent
across all geographies or product
types, and changes in factors
and inputs may be directionally
inconsistent,
such that improvement
in one factor
or input may
offset deterioration
in others. However,
to demonstrate the
sensitivity of credit
loss
estimates to macroeconomic
forecasts as of
September 30, 2026,
management compared the
modeled estimates under
the probability-
weighted
economic
scenarios
against
a
more
adverse
scenario.
Such
scenario
incorporates
an
additional
adverse
scenario
and
decreases the
weight applied
to the
baseline scenario.
Under this
more adverse
scenario, as
an example,
average unemployment
rate
for the
Puerto Rico
region increases
to 6.29%
for the
remainder of
2026, compared
to 6.06%
for the
same period
on the
probability-
weighted economic scenario projections.
To
demonstrate the sensitivity
to key economic
parameters used in
the calculation of
the ACL at September
30, 2026, management
calculated
the
difference
between
the
quantitative
ACL
and
this
more
adverse
scenario.
Excluding
consideration
of
qualitative
adjustments, this sensitivity analysis would result in a hypothetical increase in the ACL of approximately $31 million
at September 30,
2026.
This analysis
relates only
to the
modeled credit
loss estimates
and is
not intended
to estimate
changes in
the overall
ACL as
it
does
not
reflect
any
potential
changes
in
other
adjustments
to
the
qualitative
calculation,
which
would
also
be
influenced
by
the
judgment
management
applies
to
the
modeled
lifetime
loss
estimates
to
reflect
the
uncertainty
and
imprecision
of
these
estimates
based
on
current
circumstances
and
conditions.
Recognizing
that
forecasts
of
macroeconomic
conditions
are
inherently
uncertain,
particularly in
light of
recent economic
conditions and
challenges, which
continue to
evolve, management
believes that
its process
to
consider the
available information
and associated
risks and
uncertainties is
appropriately governed
and that
its estimates
of expected
credit losses were reasonable and appropriate for the period ended
September 30, 2026.
As of September 30, 2026, the ACL for loans and finance leases was $241.7 million, a decrease of $7.3 million from $249.0 million
as of
December 31,
2025.
The decrease
was mainly
related
to a
$4.9
million
reduction in
the ACL
for
consumer
loans and
finance
leases,
driven
by
lower
delinquency
levels
in
the
unsecured
loan
portfolios
and
improvements
in
macroeconomic
variables
in
the
secured loan
portfolios, partially
offset by
higher reserves
in the
auto loan
portfolio due
to updated
loss expectations
based on
recent
portfolio
performance.
In
addition,
the
ACL
for
commercial
and
construction
loans
decreased
by
$2.0
million,
driven
by
an
improvement
in
the
projection
of
certain
macroeconomic
variables,
partially
offset
by
loan
growth
and
changes
in
the
financial
information of certain borrowers. Also, the ACL for residential mortgage loans decreased by $0.4 million, driven
by updated historical
loss experience
used for determining
the ACL, resulting
in a downward
revision of estimated
loss severities and
lower reserve
levels,
as well as improvements in the projection of the unemployment rate and the
House Price Index, partially offset by loan growth.

The ratio
of the ACL
for loans and
finance leases
to total
loans held
for investment
decreased to
1.81%
as of September
30, 2026,
compared to 1.90% as of December 31, 2025. An explanation for the change for each portfolio follows:
●
The ACL to total
loans ratio for the
residential mortgage loan
portfolio decreased from
1.41% as of December
31, 2025 to
1.38% as of September 30, 2026, driven by the aforementioned factors.
●
The ACL
to total
loans ratio
for the construction
loan portfolio
decreased from
2.14% as
of December
31, 2025
to 1.07%
as
of
September
30,
2026,
mainly
due
to
several
conversions
of
construction
loans
with
a
higher
loss
rate
to
the
commercial mortgage loan portfolio.
●
The ACL
to total
loans ratio
for the
commercial mortgage
loan portfolio
decreased from
0.93% as
of December
31, 2025
to
0.79%
as
of
September
30,
2026,
driven
by
improved
financial
performance
of
certain
borrowers
and
the
aforementioned improvement in the projection of certain
macroeconomic variables, partially offset by the
loan conversions
mentioned above.
●
The
ACL to
total loans
ratio for
the C&I
loan portfolio
increased
from
1.12%
as of
December
31,
2025
to 1.17%
as of
September
30,
2026,
driven
by
changes
in
the
financial
information
of
certain
borrowers,
partially
offset
by
the
aforementioned improvement in the projection of certain macroeconomic variables.
●
The ACL to
total loans ratio
for the consumer
loan portfolio decreased
from 3.70% as
of December
31, 2025
to 3.63% as
of September 30, 2026, driven by the aforementioned factors.
The ratio
of the
total ACL
for loans
and finance
leases to
nonaccrual loans
held for
investment was
251.22%
as of
September 30,
2026, compared to 269.05% as of December 31, 2025.
See “Results of Operations
- Provision for
Credit Losses” above
and Note 4 –
“Allowance for Credit
Losses for Loans
and Finance
Leases” above for additional information.

The following table presents
the activity in the ACL on loans and finance leases for the indicated periods:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2026 2025 2026 2025
(Dollars in thousands)
ACL for loans and finance leases, beginning of period $ 245,039 $ 248,578 $ 249,037 $ 243,942
Provision for credit losses - (benefit) expense:
Residential mortgage (1,900) (2,208) (358) (411)
Construction (53) 496 (3,422) 1,196
Commercial mortgage (2,731) 2,503 (2,690) 2,711
C&I 3,240 (1,397) 5,351 4,091
Consumer loans and finance leases 16,321 18,876 49,124 55,901
Total provision for credit losses
- expense
14,877 18,270 48,005 63,488
Charge-offs:
Residential mortgage (373) (459) (1,032) (979)
Commercial mortgage (193) - (755) -
C&I (228) (173) (948) (316)
Consumer loans and finance leases (23,349) (24,553) (70,800) (76,629)
Total charge-offs (24,143) (25,185) (73,535) (77,924)
Recoveries:
Residential mortgage 213 491 1,017 1,008
Construction 58 313 84 340
Commercial mortgage 35 117 230 208
C&I
34 65 186 1,045
Consumer loans and finance leases 5,560 4,341 16,649 14,883
(1)
Total recoveries 5,900 5,327 18,166 17,484
Net charge-offs (18,243) (19,858) (55,369) (60,440)
ACL for loans and finance leases, end of period $ 241,673 $ 246,990 $ 241,673 $ 246,990
ACL for loans and finance leases to period-end total loans
held for investment
1.81% 1.89% 1.81% 1.89%
Net charge-offs to average loans outstanding
during the period
0.55% 0.62% 0.56% 0.63%
(2)
Provision for credit losses - expense for loans and finance
leases to net charge-offs
during the period 0.82x 0.92x 0.87x 1.05x
(1) Includes recoveries totaling $2.4 million associated with the bulk sale of fully charged-off consumer loans and finance leases.
(2) The recoveries associated with the aforementioned bulk sale reduced the ratio of total net charge-off to related average loans by 3 bps.

The following tables set forth information concerning the composition of the
Corporation's loan portfolio and related ACL by loan
category, and the percentage
of loan balances in each category to the total of such loans as of the indicated dates:
As of September 30, 2026
Residential
Mortgage
Loans
Commercial
Mortgage
Loans
C&I
Loans
Consumer Loans
and Finance
Leases
Construction
Loans (Dollars in thousands) Total
Total loans held for investment:
Amortized cost of loans
$ 2,943,944 $ 217,687 $ 2,619,393 $ 3,945,000 $ 3,638,476 $ 13,364,500
Percent of loans in each category to total loans
22
%
2
%
20
%
30
%
26
%
100
%
Allowance for credit losses
$ 40,698 $ 2,334 $ 20,617 $ 46,005 $ 132,019 $ 241,673
Allowance for credit losses to amortized cost
1.38
%
1.07
%
0.79
%
1.17
%
3.63
%
1.81
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
September
30,
2026,
the
ACL
for
off-balance
sheet
credit
exposures
increased
by $1.5
million
to $4.5
million,
when
compared
to
December
31, 202
5, primarily
driven
by
renewals of
existing C&I lines of credit.
Allowance for Credit Losses for Debt Securities
As
of
September
30,
2026,
the
ACL
for
debt
securities
was
$1.2
million,
of
which
$0.3
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
September 30, 2026 December 31, 2025
(In thousands)
Puerto Rico:
Nonaccrual loans held for investment:
Residential mortgage $ 12,376 $ 12,637
Construction 4,439 4,581
Commercial mortgage 1,208 1,913
C&I 23,678 27,211
Consumer loans and finance leases 18,148 20,891
Total nonaccrual loans held for investment 59,849 67,233
OREO 5,552 6,661
Other repossessed property 10,587 12,216
Other assets (1) 1,579 1,620
Total non-performing assets $ 77,567 $ 87,730
Past due loans 90 days and still accruing $ 23,394 $ 30,643
Virgin Islands:
Nonaccrual loans held for investment:
Residential mortgage $ 4,867 $ 5,407
Construction 1,021 955
Commercial mortgage 5,418 6,469
C&I 728 644
Consumer loans 289 529
Total nonaccrual loans held for investment 12,323 14,004
OREO
77 861
Other repossessed property 146 173
Total non-performing assets $ 12,546 $ 15,038
Past due loans 90 days and still accruing $ 791 $ 1,270
United States:
Nonaccrual loans held for investment:
Residential mortgage $ 6,701 $ 11,125
Commercial mortgage 1,802 -
C&I 15,371 187
Consumer loans 153 14
Total nonaccrual loans held for investment 24,027 11,326
Total non-performing assets $ 24,027 $ 11,326
Past due loans 90 days and still accruing $ 146 $ -
Total:
Nonaccrual loans held for investment:
Residential mortgage $ 23,944 $ 29,169
Construction 5,460 5,536
Commercial mortgage 8,428 8,382
C&I 39,777 28,042
Consumer loans and finance leases 18,590 21,434
Total nonaccrual loans held for investment 96,199 92,563
OREO 5,629 7,522
Other repossessed property 10,733 12,389
Other assets
(1)
1,579 1,620
Total non-performing assets $ 114,140 $ 114,094
Past due loans 90 days and still accruing
(2) (3) (4) (5) $ 24,331 $ 31,913
Non-performing assets to total assets
0.59% 0.60%
Nonaccrual loans held for investment to total loans held for investment 0.72% 0.71%
ACL for loans and finance leases
$
241,673
$
249,037
ACL for loans and finance leases to total nonaccrual loans held for investment
251.22% 269.05%
ACL for loans and finance leases to total nonaccrual loans held for investment, excluding residential real estate loans
334.47% 392.84%
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
nonaccrual loan statistics
as long as
the Corporation can
reasonably estimate the
timing and amount
of cash flows
expected to be
collected on the
loan pools. The
portion of such
loans contractually past due 90 days or more amounted to $3.0 million and $4.8 million as of September 30,
2026 and December 31, 2025, respectively.
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
$3.7
million
and
$4.1
million
of
FHA
government
guaranteed residential
mortgage
loans
that
were
over
15
months
delinquent
as
of
September
30,
2026
and
December 31, 2025, respectively.
(4)
These include
rebooked loans,
which were
previously pooled
into GNMA
securities, amounting
to $5.2
million and
$6.7 million
as of
September 30,
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

Total
non-performing assets
remained flat
at $114.1
million as of
September 30, 2026,
compared to December
31, 2025, reflecting
decreases
of
$1.9
million
in
the
OREO
portfolio
balance
and
$1.7
million
in
other
repossessed
property
resulting
from
sales
of
repossessed
automobiles,
partially
offset
by
a
$3.6
million
increase
in
nonaccrual
loans.
The
increase
in
nonaccrual
loans
was
primarily
attributable to
an $11.7
million
increase in
commercial
and construction
loans, driven
by the
migration of
a $14.8
million
C&I
relationship
in
the
Florida
region
to
nonaccrual
status
during
the
second
quarter
of
2026,
partially
offset
by
$2.8
million
in
repayments
on
a
C&I
loan
in
the
Puerto
Rico
region
in
the
food
retail
industry,
and
$0.8
million
in
charge-offs
of
a
commercial
mortgage
loan
in the
Virgin
Islands
region
during
the first
nine
months of
2026.
Meanwhile,
nonaccrual
residential
mortgage
loans
decreased by $5.2 million and nonaccrual consumer loans decreased by $2.9 million, mainly in auto loans.
The
following
tables
present
the
activity
of
commercial
and
construction
nonaccrual
loans
held
for
investment
for
the
indicated
periods:
Construction
Commercial
Mortgage C&I Total
(In thousands)
Quarter Ended September 30, 2026
Beginning balance
$ 5,463 $ 7,067 $ 41,053 $ 53,583
Plus:
Additions to nonaccrual
- 1,834 489 2,323
Less:
Loans returned to accrual status
- (177) (1) (178)
Nonaccrual loans charge-offs
- (193) (104) (297)
Loan collections
(3) (103) (1,660) (1,766)
Ending balance
$ 5,460 $ 8,428 $ 39,777 $ 53,665
Construction
Commercial
Mortgage C&I Total
(In thousands)
Quarter Ended September 30, 2025
Beginning balance
$ 5,718 $ 22,905 $ 20,349 $ 48,972
Plus:
Additions to nonaccrual
- 155 134 289
Less:
Loans returned to accrual status
(118) (853) (228) (1,199)
Nonaccrual loans charge-offs
- - (137) (137)
Loan collections
(9) (770) (468) (1,247)
Ending balance
$ 5,591 $ 21,437 $ 19,650 $ 46,678

Construction
Commercial
Mortgage
C&I
Total
(In thousands)
Nine-Month Period Ended September 30, 2026
Beginning balance
$ 5,536 $ 8,382 $ 28,042 $ 41,960
Plus:
Additions to nonaccrual
66 1,898 16,631
(1)
18,595
Less:
Loans returned to accrual status
- (242) (1) (243)
Nonaccrual loans transferred to OREO
- - (199) (199)
Nonaccrual loans charge-offs
- (755) (402) (1,157)
Loan collections
(142) (855) (4,294) (5,291)
Ending balance
$ 5,460 $ 8,428 $ 39,777 $ 53,665
(1)
Includes the aforementioned inflow to nonaccrual status of
a $14.8 million relationship in the Florida region.
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
Quarter Ended September 30, Nine-Month Period Ended September 30,
2026 2025 2026 2025
(In thousands)
Beginning balance
$ 23,410 $ 30,790 $ 29,169 $ 31,949
Plus:
Additions to nonaccrual
3,800 3,131 9,995 12,613
Less:
Loans returned to accrual status
(2,567) (3,721) (7,298) (10,325)
Nonaccrual loans transferred to OREO
- (243) (1,153) (1,158)
Nonaccrual loans charge-offs
(80) (26) (272) (63)
Loan collections
(619) (1,065) (6,497) (4,150)
Ending balance
$ 23,944 $ 28,866 $ 23,944 $ 28,866
The amount of nonaccrual consumer loans, including
finance leases, decreased by $2.9 million to $18.6
million as of September 30,
2026,
mainly
in
auto
loans.
The
inflows
of
nonaccrual
consumer
loans
during
the
nine-month
period
ended
September
30,
2026
amounted to $81.0 million, compared to inflows of $78.1 million for the same period in 2025.
As of
September 30,
2026, approximately
$28.0 million,
or 29%,
of the
loans placed
in nonaccrual
status, mainly
commercial and
residential
mortgage
loans,
were
current,
or
had
delinquencies
of
less
than
90
days
in
their
interest
payments.
Collections
on
nonaccrual loans are being recorded on a cash basis through earnings, or on a cost-recovery basis, as conditions warrant.
During
the
nine-month
period
ended
September
30,
2026,
interest
income
of
approximately
$1.1
million
related
to
nonaccrual
commercial
and construction
loans with
a carrying
value of
$41.1 million
as of
September
30, 2026
was applied
against the
related
principal balances under the cost-recovery method.
Total loans in early
delinquency (
i.e.
, 30-89 days past due loans, as defined in regulatory reporting instructions) amounted to $155.5
million as of
September 30, 2026,
an increase of $10.5
million, compared to $145.0
million as of December
31, 2025. The increase
in
early
delinquency
consisted
of
an
$11.1
million
increase
in
commercial
and
construction
loans,
driven
by
an
$8.3
million
matured
construction loan for which the Corporation received full repayment after September 30, 2026, and a $1.2 million matured commercial mortgage
relationship
in
the
process
of
renewal
for
which
the
Corporation
continues
to
receive
payments
from
the
borrower.
In
addition,
the
increase
reflected
a
$2.9
million
increase
in
residential
mortgage
loans,
partially
offset
by
a
$3.5
million
decrease
in
consumer loans, mainly in the auto loan and credit cards portfolio.
In
addition,
the
Corporation
provides
homeownership
preservation
assistance
to
its
customers
through
a
loss
mitigation
program. Depending upon the nature of a borrower’s
financial condition, restructurings or loan
modifications through this program are
provided,
as well
as other
modifications of
individual C&I,
commercial
mortgage, construction,
and residential
mortgage loans.
For
the nine-month period ended
September 30, 2026, loans
modified to borrowers experiencing
financial difficulty had
an amortized cost
basis of
$11.8 million,
compared to
$39.5 million
for the same
period in
2025, which
included $30.2
million related
to a commercial
mortgage
loan
in
the
Puerto
Rico
region
that
had
been
previously
modified
during
2023
and
reported
as
a
financial
difficulty
modification.
See
Note
3
–
“Loans
Held
for
Investment”
for
additional
information
and
statistics
about
the
Corporation’s
modified
loans.

The following tables
show the composition
of the OREO
portfolio as of
September 30, 2026
and December 31,
2025, as well as
the activity of the OREO portfolio by geographic area during the nine
-month period ended September 30, 2026:
OREO Composition by Region
As of September 30, 2026
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential
$ 4,509 $ 77 $ - $ 4,586
Construction 395 - - 395
Commercial 648 - - 648
$ 5,552 $ 77 $ - $ 5,629
As of December 31, 2025
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Residential
$ 5,663 $ 861 $ - $ 6,524
Construction 386 - - 386
Commercial 612 - - 612
$ 6,661 $ 861 $ - $ 7,522
OREO Activity by Region
Nine-Month Period Ended September 30, 2026
(In thousands) Puerto Rico Virgin Islands Florida Consolidated
Beginning balance $ 6,661 $ 861 $ - $ 7,522
Additions 3,905 - 912 4,817
Sales (4,793) (784) (879) (6,456)
Subsequent measurement adjustments (1) - - (1)
Other adjustments (220) - (33) (253)
Ending balance $ 5,552 $ 77 $ - $ 5,629

The following table presents information about the OREO inventory and related gains and losses for the indicated periods:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2026 2025 2026 2025
(Dollars in thousands)
OREO
OREO activity (number of properties):
Beginning property inventory 72 141 95 181
Properties acquired 22 8 43 32
Properties disposed (18) (32) (62) (96)
Ending property inventory 76 117 76 117
Average holding period (in days)
Residential 561 597 561 597
Construction 2,127 1,837 2,127 1,837
Commercial
(1)
478 4,212 478 4,212
Total average holding period (in days) 661 1,644 661 1,644
OREO operations (gain) loss:
Market adjustments and net (gains) losses on sale:
Residential $ (911) $ (1,461) $ (3,014) $ (3,722)
Construction (24) - (62) (71)
Commercial (66) 2,241
(2)
(95) 2,442
(2)
Total net (gain) loss (1,001) 780 (3,171) (1,351)
Other OREO operations expenses 235 253 626 664
Net (gain) loss on OREO operations $ (766) $ 1,033 $ (2,545) $ (687)
(1)
The decrease in the average
holding period reflects the loss
of possession of an OREO
property in the U.S. Virgin
Islands that was
repossessed in 2012, following an
unfavorable legal
outcome. See Note 23 –
“Regulatory Matters, Commitments and
Contingencies” to the audited
consolidated financial statements included
in the 2025 Annual Report
on Form 10-K for
additional information.
(2)
During
the
third
quarter
of
2025,
the
Corporation
recorded
the
aforementioned
$2.8
million
valuation
adjustment
in
connection
with
the
litigation
involving
the
aforementioned
commercial OREO property in the Virgin
Islands region.

Net Charge-offs and Total
Credit Losses
Net
charge-offs
totaled
$18.2
million
for
the
third
quarter
of
2026,
or
an
annualized
0.55%
of
average
loans,
compared
to
$19.9
million, or an annualized
0.62% of average loans,
for the third quarter of
2025. The $1.7 million decrease
for the third quarter
of 2026
primarily reflected a $2.4 million reduction in
consumer loans and finance leases net charge
-offs across all major portfolio classes. For
the
first
nine
months
of
2026,
net
charge-offs
totaled
$55.4
million,
or
an
annualized
0.56%
of
average
loans,
compared
to
$60.4
million, or
an annualized
0.63% of
average loans,
for the
same period
in 2025.
The $5.0
million decrease
for the
nine-month period
was driven
by a
$7.6 million
reduction
in consumer
loans and
finance leases
net charge
-offs
across all
major portfolio
classes, after
considering the
impact of
the aforementioned
$2.4 million
in recoveries
related to
the bulk
sale during
the first
quarter of
2025. This
decrease
was
partially
offset
by
a
$0.9
million
reduction
in
C&I
recoveries
and
$0.8
million
in
charge-offs
on
a
nonaccrual
commercial mortgage loan in the Virgin
Islands region during the first nine months of 2026.
The following table presents net charge-offs (recoveries)
to average loans held-in-portfolio for the indicated periods:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2026 2025 2026 2025
Residential mortgage
0.02% (0.00) % 0.00% (0.00) %
Construction
(0.11) % (0.50) % (0.05) % (0.19) %
Commercial mortgage 0.02% (0.02) % 0.03% (0.01) %
C&I 0.02% 0.01% 0.03% (0.03) %
Consumer loans and finance leases 1.95% 2.16% 1.97% 2.20%
(1)
Total loans 0.55% 0.62% 0.56% 0.63%
(1)
(1) Includes $2.4 million in recoveries associated with the bulk sale of fully charged-off consumer loans and finance leases, which reduced the ratios of consumer loans and finance leases and total net charge-offs to related average loans by 8 bps and 3 bps, respectively.
The following table presents net charge-offs (recoveries)
to average loans held in various portfolios by geographic segment for the indicated periods:
Quarter Ended September 30, Nine-Month Period Ended September 30,
2026 2025 2026 2025
PUERTO RICO:
Residential mortgage 0.02% (0.01) % (0.02) % (0.00) %
Commercial mortgage - % (0.00) % (0.01) % (0.00) %
C&I 0.02% 0.02% 0.04% (0.04) %
Consumer loans and finance leases
1.95% 2.17% 1.98% 2.21%
(1)
Total loans 0.70% 0.80% 0.71% 0.81%
(1)
VIRGIN ISLANDS:
Residential mortgage 0.20% - % 0.07% - %
Commercial mortgage 0.88% (0.61) % 1.20% (0.34) %
C&I 0.16% - % 0.06% 0.02%
Consumer loans and finance leases 2.12% 2.22% 1.58% 1.64%
Total loans 0.53% 0.23% 0.43% 0.20%
FLORIDA:
Residential mortgage 0.00% 0.00% 0.06% (0.00) %
Construction
(7.88) % (4.50) % (4.37) % (1.24) %
C&I (0.00) % (0.00) % (0.00) % (0.00) %
Consumer loans and finance leases (0.34) % (0.61) % (0.60) % (0.44) %
Total loans (0.01) % (0.05) % 0.01% (0.02) %
(1) The recoveries associated with the aforementioned bulk sale reduced the ratios of consumer loans and finance leases and total net charge-offs to related average loans by 9 bps and 3 bps, respectively.

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
Concentration Risk
The Corporation’s
operations are geographically
concentrated in Puerto Rico,
its main market.
Of the total gross loan
portfolio held
for
investment
of $13.4
billion as
of September
30,
2026, the
Corporation
had
credit
risk of
approximately
76% in
the Puerto
Rico
region, 20% in the United States region, and 4% in the Virgin
Islands region.
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
Economic Indicators
In October
2025,
the Puerto
Rico Planning
Board
(“PRPB”)
reported
in its
preliminary
estimates that
real gross
national
product
(“GNP”)
grew
by
0.4%
in
fiscal
year
2025,
marking
the
fifth
consecutive
year
of
positive
economic
growth,
driven
by
personal
consumption and fixed
investments in both
construction and machinery
and equipment. The latest
PRPB’s baseline
projections reflect
0.3% real GNP growth in fiscal year 2026 and 0.2% in fiscal year 2027.
There
are
other
indicators
that
gauge
economic
activity
and
are
published
with
greater
frequency,
for
example,
the
Economic
Development
Bank
for
Puerto
Rico’s
Economic
Activity
Index
(“EDB-EAI”).
Although
not
a
direct
measure
of
Puerto
Rico’s
real
GNP,
the EDB-EAI
is correlated
to Puerto
Rico’s
real GNP.
During the
12-month period
ended on
August 31,
2026, the
EDB-EAI
averaged
127.3,
down
by 0.5%
on
a year-over-year
basis, primarily
reflecting
reductions in
gasoline
consumption
and
cement
bags
sold. For August 2026, estimates showed that the EDB-EAI stood at 128.6, representing a 0.1% increase on a year-over-year
basis.
Labor market
trends remain stable.
Data published
by the Bureau
of Labor Statistics
showed that
non-farm payrolls
in Puerto Rico
increased by
0.2% during
the nine-month
period ended
September 30,
2026 versus
the comparable
figure in
2025, partially
offset by
payrolls in
the public
sector as
these decreased
by 2.0%
year-over-year.
Key industries
driving private-sector
payroll growth
include
Leisure & Hospitality
with a year-over-year
increase of 5.0%
and Education &
Health Services with
a positive variance
of 2.2%. The
unemployment rate remained stable, at 6.2% in September 2026.
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
October
20,
2026, 5,897
projects had
already been
completed under
FEMA’s
Public Assistance
Permanent Work
programs while
23,369 projects
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
Exposure to Puerto Rico Government
As of September
30, 2026, the Corporation
had $355.5 million
of direct exposure
to the Puerto Rico
government, its municipalities
and public corporations, an
increase of $57.7 million from
$297.8 million as of December
31, 2025, mainly due to
the aforementioned
refinancing
of
a
participated
municipal
loan
in
the
Puerto
Rico
region
during
the
second
quarter
of
2026.
The
exposure
consisted
primarily of
$272.4 million
in municipal
loans and
obligations supported
by assigned
property tax
revenues, generally
backed by
the
municipalities’
good
faith,
credit,
and
unlimited
taxing
power,
and
$27.1
million
supported
by
one
or
more
specific
sources
of
municipal
revenues.
The
remaining
exposure
included
$8.5
million
in
a
loan
to
an
affiliate
of
the
Puerto
Rico
Electric
Power
Authority,
$44.9 million in
loans to a
Puerto Rico public
corporation,
and a PRHFA
residential pass-through
MBS with an
amortized
cost of $2.6 million.

The
following
table
details
the
Corporation’s
total
direct
exposure
to
Puerto
Rico
government
obligations
according
to
their
maturities:
As of September 30, 2026
Investment
Portfolio
(Amortized cost) Loans
Total
Exposure
(In thousands)
Puerto Rico Housing Finance Authority:
After 10 years
$ 2,567 $ - $ 2,567
Total Puerto Rico Housing Finance Authority 2,567 - 2,567
Public corporation of the Puerto Rico government:
Due within one year
- 28,861 28,861
After 1 to 5 years
- 16,007 16,007
Total public corporation of the Puerto Rico government - 44,868 44,868
Affiliate of the Puerto Rico Electric Power Authority:
After 1 to 5 years
- 8,550 8,550
Total Puerto Rico government affiliate - 8,550 8,550
Total Puerto Rico public corporations and government affiliate - 53,418 53,418
Municipalities:
Due within one year
17,483 - 17,483
After 1 to 5 years
26,655 85,972 112,627
After 5 to 10 years
7,016 152,834 159,850
After 10 years
9,520 - 9,520
Total Municipalities 60,674 238,806 299,480
Total Direct
Government Exposure
$ 63,241 $ 292,224 $ 355,465
Also,
as
of
September
30,
2026,
the
outstanding
balance
of
construction
loans
funded
through
conduit
financing
structures
to
support the
federal programs
of Low-Income
Housing Tax
Credit combined
with other
federal programs
amounted to
$78.4 million,
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
but where the PRHFA will
be the lender of record. The
total amount of unfunded loan commitments related to these loans as of
September 30, 2026 was $27.7 million.
In
addition,
as
of
September
30,
2026,
the
Corporation
had
$63.6
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
2026
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
Over the
past four
years, the USVI
has been
recovering from
the adverse
impact caused by
COVID-19 and
has continued
to make
progress
on
its
rebuilding
efforts
related
to
Hurricanes
Irma
and
Maria,
which
occurred
in
September
2017.
According
to
data
published by FEMA, there were over $20.0 billion in obligated disaster recovery funds for the USVI as of July 31, 2026. During
the 7-
month period
ended July
31, 2026,
over $409
million were
disbursed in
the territory,
representing a
year-over-year
increase of
28%
primarily due to an increase in FEMA’s
Public Assistance program-related disbursements.
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
As of September 30, 2026 and
December 31, 2025, the Corporation had
$165.0 million and $138.7 million,
respectively, in
loans to
USVI public
corporations.
As of
September 30,
2026, approximately
$50.0 million
were fully
collateralized by
cash balances held
at
the Bank, $30.0 million
were supported by a utility
public corporation general
fund, and $85.0 million
were supported by one
or more
specific sources
of revenues.
As of
September 30,
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
30, 2026.
Issuer Purchases of Equity Securities
The
following
table
provides
information
in
relation
to
the
Corporation’s
purchases
of
its
common
stock
during
the
quarter
ended
September
30, 2026.
Period
Total Number of Shares
Purchased
Average Price
Paid per Share
Total Number of
Shares Purchased as
Part of Publicly
Announced Plans or
Programs
(1)
Approximate Dollar Value
of Shares that May Yet
be
Purchased Under the Plans
or Programs (in
thousands)
(1)
July 1, 2026 - July 31, 2026 - $ - - $ 88,300
August 1, 2026 - August 31, 2026 1,343,171 28.81 1,343,048 49,600
September 1, 2026 - September 30, 2026 401,186 28.20 400,654 38,300
Total 1,744,357
(2)
1,743,702
(1)
As of September 30, 2026,
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
third quarter
of 2026,
the Corporation
repurchased
approximately $50.0 million in common stock.
(2)
Includes 655
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
EXHIBIT INDEX
Exhibit No. Description
10.1*
Employment Agreement between First BanCorp and Said Ortiz, dated as of July 1, 2026
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
104
The cover page of First BanCorp. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in
Inline XBRL (included within the Exhibit 101 attachments)
______________________________________________________________
*Management contract or compensatory plan or agreement.

SIGNATURES
Pursuant to
the requirements
of the
Securities Exchange
Act of
1934, the
Corporation has
duly caused
this report
to be
signed on
its
behalf by the undersigned hereunto duly authorized:
First BanCorp.
Registrant
Date:
November 6, 2026
By:
/s/ Aurelio Alemán
Aurelio Alemán
President and Chief Executive Officer
Date: November 6, 2026
By:
/s/ Said Ortiz
Said Ortiz
Executive Vice President and Chief Financial Officer